Form 10-Q
period 1994-12-31
MATTHEWS INTERNATIONAL CORP
filed 1995-02-10
CIK 63296

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  Form 10-Q


[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934


For The Quarterly Period Ended December 31, 1994

Commission File Nos. 0-9115 and 0-24494



                      MATTHEWS INTERNATIONAL CORPORATION
           (Exact Name of registrant as specified in its charter)



         PENNSYLVANIA                                        25-0644320
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)



 TWO NORTHSHORE CENTER, PITTSBURGH, PA                       15212-5851
(Address of principal executive offices)                     (Zip Code)



Registrant's telephone number, including area code         (412) 442-8200



                                NOT APPLICABLE
(Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes [X]                No [ ]


The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     Class of Common Stock                  Outstanding at January 31, 1995

   Class A - $1.00 par value                       1,738,275 shares
   Class B - $1.00 par value                       7,112,075 shares

                            PART I - FINANCIAL INFORMATION
                 MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                                              December 31, 1994         September 30, 1994
                                                              -----------------         ------------------
ASSETS
Current assets:
Cash and cash equivalents                                          $ 25,516,129               $ 24,264,967
Accounts and notes receivable, net                                   25,330,611                 27,122,619
Inventories:
 Materials and finished goods                          $ 9,087,670                $ 8,697,118
 Labor and overhead in process                             617,609                    764,219
 Supplies                                                  563,182                    540,557
 Less LIFO reserve                                        (241,530)                  (241,530)
                                                        ----------                 ----------
                                                                     10,026,931                  9,760,364
Other current assets                                                  1,195,205                  1,469,040
                                                                     ----------                 ----------
  Total current assets                                               62,068,876                 62,616,990

Accounts receivable, noncurrent                                       1,428,581                  1,402,129
Property, plant and equipment:  Cost                    60,516,902                 60,070,477
 Less accumulated depreciation                         (22,595,821)               (21,821,201)
                                                        ----------                 ----------
                                                                     37,921,081                 38,249,276
Deferred income taxes and other assets                               11,890,603                 11,565,822
Goodwill                                                              5,775,757                  5,780,027
                                                                    -----------                -----------
Total assets                                                       $119,084,898               $119,614,244
                                                                    ===========                ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Long-term debt, current maturities                                      430,775                    423,263
Accounts payable                                                      3,324,839                  4,699,634
Accrued compensation                                                  4,547,474                  8,311,734
Accrued income taxes                                                  3,214,868                  1,248,377
Customer prepayments and other current liabilities                    5,412,494                  6,923,147
                                                                     ----------                 ----------
 Total current liabilities                                           16,930,450                 21,606,155

Long-term debt                                                          635,064                    745,616
Estimated cemetery and finishing costs                                4,817,190                  4,761,113
Postretirement benefits                                              18,848,999                 18,584,826
Deferred revenue and other liabilities                                2,685,627                  2,553,266

Shareholders' equity:
 Common stock:  Class A, par value $1.00                 1,380,000                  1,380,000
                Class B, par value $1.00                 7,470,350                  7,470,350
 Other shareholders' equity                             66,317,218                 62,512,918
                                                        ----------                 ----------
                                                                     75,167,568                 71,363,268
                                                                    -----------                -----------
Total liabilities and shareholders' equity                         $119,084,898               $119,614,244
                                                                    ===========                ===========

                 MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                                                               Three Months Ended
                                                                  December 31,
                                                           --------------------------
                                                              1994            1993
                                                              ----            ----

Sales                                                    $ 40,085,805    $ 37,981,327

Cost of sales                                              21,722,238      20,903,079

Selling and administrative expenses                        11,999,873      10,878,290
                                                           ----------      ----------

Operating profit                                            6,363,694       6,199,958


Interest expense                                               18,541          91,807

Other (income) & deductions, net                             (170,330)        (92,393)
                                                           ----------      ----------

Income before income taxes                                  6,515,483       6,200,544

Income taxes (1)                                            2,605,818       2,583,704
                                                           ----------      ----------

Net income                                               $  3,909,665    $  3,616,840
                                                           ==========      ==========



Earnings per share (4)                                         $  .44          $  .38
                                                                =====           =====

Dividends per share (4)                                        $  .06          $  .01
                                                                =====           =====

Weighted average number of
  common shares outstanding (4)                             8,850,350       9,429,000
                                                            =========       =========


                 MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                               Three Months Ended
                                                                  December 31,
                                                           --------------------------
                                                              1994            1993
                                                              ----            ----
Cash flows from operating activities:
 Net Income                                               $ 3,909,665     $ 3,616,840
 Adjustments to reconcile net income to net cash
   provided by operating activities:
  Depreciation and amortization                             1,119,889         866,613
  Deferred taxes                                             (116,007)       (109,060)
  Net increase in certain working capital items            (2,898,624)     (2,051,425)
  Increase in accounts receivable, noncurrent                 (26,452)        (24,151)
  (Increase) decrease in cemetery inventory                   (18,454)         12,704
  Decrease in other noncurrent assets                           7,627          72,303
  Increase in estimated finishing and cemetery costs           56,077         114,156
  Decrease in deferred revenue and expenses and
    other liabilities                                         (50,903)        (15,223)
  Increase in postretirement benefits                         264,173         246,903
  Net loss on sale of property, plant and equipment             6,588           6,301
  Effect of exchange rate changes on operations                10,721        (140,458)
                                                           ----------       ---------
    Net cash provided by operating activities               2,264,300       2,595,503
                                                           ----------       ---------
Cash flows from investing activities:
 Acquisitions of property, plant and equipment               (719,331)       (855,015)
 Proceeds from disposals of property,
   plant and equipment                                         13,617             650
 Collections on loans to officers and employees               352,012         191,107
                                                            ---------       ---------
    Net cash used in investing activities                    (353,702)       (663,258)
                                                            ---------       ---------
Cash flows from financing activities:
 Payments on long-term debt                                  (103,040)     (1,906,619)
 Proceeds from the sale of treasury stock                       -               -
 Purchases of treasury stock                                    -          (1,097,010)
 Dividends paid                                              (530,685)        (95,084)
                                                            ---------       ---------
    Net cash used in financing activities                    (633,725)     (3,098,713)
                                                            ---------       ---------
Effect of exchange rate changes on
 cash and cash equivalents                                    (25,711)          7,997
                                                            ---------       ---------

Net increase (decrease) in cash and cash equivalents      $ 1,251,162     $(1,158,471)
                                                            =========       =========

Supplemental Cash Flow Information:
 Cash paid during the period for:
   Interest                                               $    18,541     $    91,807
   Income Taxes                                               755,334       1,386,529

             MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             DECEMBER 31, 1994


Note 1.  Income Taxes

The income tax provision for the period is based on the effective tax rate expected to be applicable for the full year. The difference between the estimated effective tax rate of 40% and the Federal statutory rate of 35% is primarily due to state and foreign income taxes.


Note 2.  Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information for commercial and industrial companies and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three-month period ended December 31, 1994 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1994.


Note 3.  Stock Option Plan

The Company has a stock incentive plan which provides for the grant of incentive stock options, nonstatutory stock options and restricted share awards. The aggregate number of shares of the Company's common stock which may be issued upon exercise of the stock options and pursuant to the restricted share awards under the stock incentive plan is 600,000 shares. The option price for each stock option which may be granted under the plan may not be less than fair market value of the Company's common stock on the date of grant. In December 1994, by action of the Compensation Committee of the Company's Board of Directors, officers and other management personnel were granted nonstatutory stock options to purchase a combined total of 377,500 shares of the Company's Class A Common Stock at an exercise price of $14.25 per share. The options are exercisable in various share amounts based on the attainment of certain market value levels of Class A Common Stock, but, in the absence of such events, are exercisable in full during the period December 9, 1999 through December 16, 1999. The options are not exercisable before June 9, 1995 and expire
December 9, 2004.


Note 4.  Stock Split

Fiscal 1994 earnings and dividends per share and average share information have been restated for the 15-for-1 common stock split which occurred in July 1994.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

The following table sets forth certain income statement data of the Company expressed as a percentage of net sales for the periods indicated.

[CAPTION]
                                Three months ended         Years ended
                                   December 31,           September 30,
                                ------------------    --------------------
                                   1994    1993       1994    1993    1992
                                   ----    ----       ----    ----    ----
[S]                               [C]     [C]        [C]     [C]     [C]
Sales                             100.0%  100.0%     100.0%  100.0%  100.0%
Gross profit                       45.8    45.0       45.1    42.4    43.5
Operating profit                   15.9    16.3       15.1    11.6    12.0
Income before income taxes         16.3    16.3       14.9    11.0(1) 12.0
Net income                          9.8     9.5        8.8     6.6(1)  7.1

(1) Excludes the cumulative effect of changes in accounting principles for the adoptions of SFAS No. 106 and SFAS No. 109.


Sales for the three months ended December 31, 1994 were $40.1 million and were $2.1 million, or 5.5%, higher than sales of $38.0 million for the first three months of fiscal 1994. The increase for the first three months of fiscal 1995 reflected higher sales in all three of the Company's segments. The Marking Products segment generated the largest sales increase, up 16.5% over the fiscal 1994 first quarter. The increase in this segment's sales is the result of higher sales volume in North America, Europe and Australia. Bronze segment sales for the first quarter of fiscal 1995 were up 2.6% over the fiscal 1994 first quarter reflecting improvements in both unit volume and price. Graphic Systems sales for the first three months of fiscal 1995 were up slightly over the first three months of fiscal 1994 as both sales volume and prices were relatively consistent with the prior year for this segment.

Gross profit for the three months ended December 31, 1994 was $18.4 million, or 45.8% of sales, compared to $17.1 million, or 45.0%, for the first three months of fiscal 1994. The increase in gross profit of $1.3 million, or 7.5%, and the increased percentage of gross profit to sales for the first three months of fiscal 1995 were attributable principally to the higher sales levels of each of the Company's segments and a reduction in group insurance costs for the period.

Selling and administrative expenses for the three months ended December 31, 1994 were $12.0 million, representing an increase of $1.1 million, or 10.3%, from $10.9 million for the first three months of fiscal 1994. Although the Company's consolidated sales increased 5.5% for the period, selling and administrative expenses increased 10.3% as a result of higher domestic advertising costs of the Marking Products segment and an increase in selling expenses in Australia and Europe.

Operating profit for the three months ended December 31, 1994 was $6.4 million and was $164,000, or 2.6%, higher than operating profit of $6.2 million for the first three months of fiscal 1994. The operating profit for the first quarter established a new quarterly operating profit record for the Company. Increased sales and related gross profit in all three of the Company's segments were the primary factors contributing to the higher operating profit level.

Interest expense for the three months ended December 31, 1994 was approximately $19,000, compared to $92,000 for the first three months of fiscal 1994. The decrease in interest expense was principally a result of the repayment of all amounts outstanding under the Term Loan Agreement during fiscal 1994.

Other income and deductions (net) for the three months ended December 31, 1994 resulted in a $170,000 increase in income before income taxes compared a $92,000 increase for the first three months of fiscal 1994. Other income and deductions (net) for the first three months of fiscal 1995 primarily reflected an increase in interest income as a result of a higher cash position during the current period.

The Company's effective tax rate for the first quarter of fiscal 1995 was 40.0%, compared to 40.8% for the year ended September 30, 1994. The lower estimated effective tax rate for fiscal 1995 is primarily the result of a reduction in the effect of foreign income taxes on the Company's consolidated tax position. The difference between the Company's effective tax rate and the Federal statutory rate of 35% is primarily the impact of state and foreign income taxes.



Liquidity and Capital Resources

Net cash provided by operating activities was $2.3 million for the three months ended December 31, 1994, compared to $2.6 million for the first three months of fiscal 1994. Operating cash flow for the first quarter of both fiscal 1995 and 1994 resulted primarily from the Company's net income of $3.9 million and $3.6 million, respectively, offset partially by the use of working capital for the payment of current liabilities which were accrued at year-end.

Cash used in investing activities approximated $354,000 for the three months ended December 31, 1994 compared to $663,000 for the same period a year ago. Capital expenditures for the three months ended December 31, 1994 amounted to $719,000, representing a decrease of approximately $136,000 from capital expenditures of $855,000 in the fiscal 1994 first quarter. The decline is due primarily to the timing of capital spending projects in comparison to the prior period. Capital spending for property, plant and equipment has averaged approximately $6.4 million for the last three fiscal years. The capital budget of the Company for fiscal 1995 is $12.0 million. The Company expects to generate sufficient cash from operations to fund all anticipated capital spending projects.

Cash used in financing activities for the three months ended December 31, 1994 was $634,000 principally reflecting the Company's quarterly dividend of $.06 per share and repayments under the Company's capital lease agreements. Cash used in financing activities in the first three months of fiscal 1994 was $3.1 million primarily consisting of repayments under the Company's Term Loan Agreement and treasury stock redemptions under the Employees' Stock Purchase Plan. Dividends for the fiscal 1994 first quarter were $.01 per share. The Company currently has available lines of credit of approximately $11 million. There were no outstanding borrowings on any of the Company's lines of credit at December 31, 1994. As of such date, the Company's outstanding long-term debt, which consisted of capital lease obligations, was $1.1 million.

At December 31, 1994 and September 30, 1994 and 1993, the Company's current ratio was 3.7, 2.9 and 3.0, respectively. The Company had cash and cash equivalents at December 31 and September 30, 1994 of $25.5 million and $24.3 million, respectively. Net working capital at December 31, 1994 was $45.1 million. The Company believes that its current liquidity sources, combined with its operating cash flow and additional borrowing capacity, will be sufficient to meet its capital needs for the next 12 months.


Stock Option Plan

The Company has a stock incentive plan which provides for the grant of incentive stock options, nonstatutory stock options and restricted share awards. The aggregate number of shares of the Company's common stock which may be issued upon exercise of the stock options and pursuant to the restricted share awards under the stock incentive plan is 600,000 shares. The option price for each stock option which may be granted under the plan may not be less than fair market value of the Company's common stock on the date of grant. In December 1994, by action of the Compensation Committee of the Company's Board of Directors, officers and other management personnel were granted nonstatutory stock options to purchase a combined total of 377,500 shares of the Company's Class A Common Stock at an exercise price of $14.25 per share. The options are exercisable in various share amounts based on the attainment of certain market value levels of Class A Common Stock, but, in the absence of such events, are exercisable in full during the period December 9, 1999 through December 16, 1999. The options are not exercisable before June 9, 1995 and expire
December 9, 2004.

                         PART II - OTHER INFORMATION




Item 6.  Exhibits and Reports on Form 8-K


(a)  Exhibits

     The following Exhibit to this report is filed herewith:


     Exhibit
       No.      Description
     -------    -----------

      10.1      Form of Stock Option Agreement





(b)  Reports on Form 8-K

     None

                                SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       MATTHEWS INTERNATIONAL CORPORATION
                                                 (Registrant)




Date    2/9/95                                    T.N. Kennedy
     -------------                    -------------------------------------
                                      T. N. Kennedy, Senior Vice President,
                                      Chief Financial Officer and Treasurer




Date    2/9/95                                    J.L. Parker
     -------------                    -------------------------------------
                                      J. L. Parker, Senior Vice President,
                                         General Counsel and Secretary