Form 10-Q
period 1995-03-31
MATTHEWS INTERNATIONAL CORP
filed 1995-05-10
CIK 63296

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  Form 10-Q



[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934


For The Quarterly Period Ended March 31, 1995

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

     Class of Common Stock                   Outstanding at April 30, 1995

   Class A - $1.00 par value                       2,582,618 shares
   Class B - $1.00 par value                       6,267,732 shares

                            PART I - FINANCIAL INFORMATION
                 MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                                             March 31, 1995         September 30, 1994
                                                             --------------         ------------------
ASSETS
Current assets:
Cash and cash equivalents                                      $ 28,925,671               $ 24,264,967
Accounts and notes receivable, net                               26,509,433                 27,122,619
Inventories:
 Materials and finished goods                      $ 8,980,295                $ 8,697,118
 Labor and overhead in process                         776,383                    764,219
 Supplies                                              551,861                    540,557
 Less LIFO reserve                                    (241,530)                  (241,530)
                                                    ----------                 ----------
                                                                 10,067,009                  9,760,364
Other current assets                                              1,131,054                  1,469,040
                                                                 ----------                 ----------
  Total current assets                                           66,633,167                 62,616,990

Accounts receivable, noncurrent                                   1,413,577                  1,402,129
Property, plant and equipment: Cost                 61,733,225                 60,070,477
 Less accumulated depreciation                     (23,220,852)               (21,821,201)
                                                    ----------                 ----------
                                                                 38,512,373                 38,249,276
Deferred income taxes and other assets                           12,094,462                 11,565,822
Goodwill                                                          5,467,730                  5,780,027
                                                                -----------                -----------
Total assets                                                   $124,121,309               $119,614,244
                                                                ===========                ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Long-term debt, current maturities                                  438,420                    423,263
Accounts payable                                                  3,852,290                  4,699,634
Accrued compensation                                              6,157,241                  8,311,734
Accrued income taxes                                              1,161,512                  1,248,377
Customer prepayments and other current liabilities                5,974,953                  6,923,147
                                                                 ----------                 ----------
 Total current liabilities                                       17,584,416                 21,606,155

Long-term debt                                                      522,550                    745,616
Estimated cemetery and finishing costs                            4,901,105                  4,761,113
Postretirement benefits                                          19,318,720                 18,584,826
Deferred revenue and other liabilities                            2,709,505                  2,553,266

Shareholders' equity:
 Common stock:  Class A, par value $1.00             2,353,590                  1,380,000
                Class B, par value $1.00             6,496,760                  7,470,350
 Other shareholders' equity                         70,234,663                 62,512,918
                                                    ----------                 ----------
                                                                 79,085,013                 71,363,268
                                                                -----------                -----------
Total liabilities and shareholders' equity                     $124,121,309               $119,614,244
                                                                ===========                ===========
/TABLE

                 MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                                 Three Months Ended                Six Months Ended
                                      March 31,                        March 31,
                              -------------------------       --------------------------
                                 1995           1994              1995           1994
                                 ----           ----              ----           ----

Sales                       $ 42,085,583   $ 39,734,580     $ 82,171,388   $ 77,715,907

Cost of sales                 23,180,292     22,037,614       44,902,530     42,940,693

Selling and
  administrative expenses     12,555,911     11,411,244       24,555,784     22,289,534
                              ----------     ----------       ----------     ----------

Operating profit               6,349,380      6,285,722       12,713,074     12,485,680


Interest expense                  21,824         98,883           40,365        190,690

Other (income) &
   deductions, net              (356,083)       (11,325)        (526,413)      (103,718)
                              ----------     ----------       ----------     ----------

Income before income taxes     6,683,639      6,198,164       13,199,122     12,398,708

Income taxes (1)               2,603,011      2,482,016        5,208,829      5,065,720
                              ----------     ----------       ----------     ----------

Net income                  $  4,080,628   $  3,716,148     $  7,990,293   $  7,332,988
                              ==========     ==========       ==========     ==========



Earnings per share (4)          $  .46          $  .42          $  .90         $  .80
                                 =====           =====           =====          =====

Dividends per share (4)         $  .06          $  .01          $  .12         $  .02
                                 =====           =====           =====          =====

Weighted average number
  of common shares
  outstanding (4)              8,850,350       8,832,195       8,850,350      9,130,590
                               =========       =========       =========      =========

/TABLE

                 MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                Six Months Ended
                                                                    March 31,
                                                           --------------------------
                                                              1995            1994
                                                              ----            ----
Cash flows from operating activities:
 Net Income                                               $ 7,990,293     $ 7,332,988
 Adjustments to reconcile net income to net cash
   provided by operating activities:
  Depreciation and amortization                             2,286,393       2,048,018
  Deferred taxes                                             (344,600)       (289,532)
  Net increase in certain working capital items            (3,400,848)     (1,863,073)
  Increase in accounts receivable, noncurrent                 (11,448)        (95,079)
  (Increase) decrease in cemetery inventory                    (2,893)         27,356
  Decrease in other noncurrent assets                          22,840        (765,680)
  Increase in estimated finishing and cemetery costs          139,992         228,253
  Decrease in deferred revenue and expenses and
    other liabilities                                         (39,270)         (7,906)
  Increase in postretirement benefits                         733,894         499,226
  Net loss on sale of property, plant and equipment            20,659          20,896
  Effect of exchange rate changes on operations               196,861         383,871
                                                           ----------       ---------
    Net cash provided by operating activities               7,591,873       7,519,338
                                                           ----------       ---------
Cash flows from investing activities:
 Acquisitions of property, plant and equipment             (2,329,309)     (1,951,216)
 Proceeds from disposals of property,
   plant and equipment                                         19,264          15,787
 Collections on loans to officers and employees               692,636         381,623
                                                            ---------       ---------
    Net cash used in investing activities                  (1,617,409)     (1,553,806)
                                                            ---------       ---------
Cash flows from financing activities:
 Payments on long-term debt                                  (207,909)     (3,314,342)
 Proceeds from the sale of treasury stock                       -             104,579
 Purchases of treasury stock                                    -          (6,100,893)
 Dividends paid                                            (1,061,647)       (188,791)
                                                            ---------       ---------
    Net cash used in financing activities                  (1,269,556)     (9,499,447)
                                                            ---------       ---------
Effect of exchange rate changes on
 cash and cash equivalents                                    (44,205)          9,783
                                                            ---------       ---------

Net increase (decrease) in cash and cash equivalents      $ 4,660,703     $(3,524,132)
                                                            =========       =========

Supplemental Cash Flow Information:
 Cash paid during the period for:
   Interest                                               $    40,365     $   190,690
   Income Taxes                                             5,640,294       4,395,148

/TABLE

             MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               MARCH 31, 1995


Note 1.  Income Taxes

The income tax provision for the period is based on the effective tax rate expected to be applicable for the full year. The difference between the estimated effective tax rate of 39.5% and the Federal statutory rate of 35% is primarily due to state and foreign income taxes.


Note 2.  Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information for commercial and industrial companies and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three-month and six-month periods ended March 31, 1995 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1994.


Note 3.  Stock Option Plan

The Company has a stock incentive plan which provides for the grant of incentive stock options, nonstatutory stock options and restricted share awards. The aggregate number of shares of the Company's common stock which may be issued upon exercise of the stock options and pursuant to the restricted share awards under the stock incentive plan is 600,000 shares. The option price for each stock option which may be granted under the plan may not be less than fair market value of the Company's common stock on the date of grant. In December 1994, by action of the Compensation Committee of the Company's Board of Directors, certain officers and other management personnel were granted nonstatutory stock options to purchase a combined total of 377,500 shares of the Company's Class A Common Stock at an exercise price of $14.25 per share. The options are exercisable in various share amounts based on the attainment of certain market value levels of Class A Common Stock, but, in the absence of such events, are exercisable in full during the period December 9, 1999 through December 16, 1999. The options are not exercisable before June 9, 1995 and expire December 9, 2004 if not exercised.


Note 4.  Stock Split

Fiscal 1994 earnings and dividends per share and average share information have been restated for the 15-for-1 common stock split which occurred in July 1994.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

The following table sets forth certain income statement data of the Company expressed as a percentage of net sales for the periods indicated.


                                 Six months ended          Years ended
                                     March 31,            September 30,
                                ------------------    --------------------
                                   1995    1994       1994    1993    1992
                                   ----    ----       ----    ----    ----

Sales                             100.0%  100.0%     100.0%  100.0%  100.0%
Gross profit                       45.4    44.7       45.1    42.4    43.5
Operating profit                   15.5    16.1       15.1    11.6    12.0
Income before income taxes         16.1    16.0       14.9    11.0(1) 12.0
Net income                          9.7     9.4        8.8     6.6(1)  7.1

(1) Excludes the cumulative effect of changes in accounting principles for the adoptions of SFAS No. 106 and SFAS No. 109.


Sales for the six months ended March 31, 1995 were $82.2 million and were $4.5 million, or 5.7%, higher than sales of $77.7 million for the first six months of fiscal 1994. The increase for the first six months of fiscal 1995 reflected higher sales in all three of the Company's segments. The Marking Products segment generated the largest sales increase, up 12.2% over the first six months of fiscal 1994. The increase in this segment's sales is the result of higher sales volume, principally in Europe and Australia. Bronze segment sales for the first six months of fiscal 1995 were up 5.3% over the same period of fiscal 1994 reflecting improvements in both selling price and unit volume. Graphic Systems sales for the first six months of fiscal 1995 were up only slightly over the first six months of fiscal 1994 as both sales volume and unit prices were relatively consistent with the prior year. The Graphic Systems sales volume also reflected a temporary decline in demand for printing plates used in the corrugated packaging industry.

Gross profit for the six months ended March 31, 1995 was $37.3 million, or 45.4% of sales, compared to $34.8 million, or 44.7%, for the first six months of fiscal 1994. The increase in gross profit of $2.5 million, or 7.2%, and the increased percentage of gross profit to sales for the first six months of fiscal 1995 were attributable principally to the higher sales levels of each of the Company's segments and a reduction in certain employee benefit expenses and other overhead costs for the period offset partially by increased prices for certain raw materials.

Selling and administrative expenses for the six months ended March 31, 1995 were $24.6 million, representing an increase of $2.3 million, or 10.2%, from $22.3 million for the first six months of fiscal 1994. Selling and administrative expenses increased in connection with higher sales for the period and also reflected an increase in domestic advertising costs of the Marking Products segment combined with higher selling expenses in Australia and Europe.

Operating profit for the six months ended March 31, 1995 was $12.7 million and was $227,000, or 1.8%, higher than operating profit of $12.5 million for the first six months of fiscal 1994. Increased sales and related gross profit in the Bronze and Marking Products segments were the primary factors contributing to the higher operating profit level offset partially by an increase in consolidated selling and administrative expenses.

Interest expense for the six months ended March 31, 1995 was approximately $40,000, compared to $191,000 for the first six months of fiscal 1994. The decrease in interest expense was principally a result of the repayment of all amounts outstanding under the Term Loan Agreement during fiscal 1994.

Other income and deductions (net) for the six months ended March 31, 1995 resulted in a $526,000 increase in income before income taxes compared a $104,000 increase for the first six months of fiscal 1994. Other income and deductions (net) for the first six months of fiscal 1995 primarily reflected an increase in interest income as a result of a higher cash position during the current period and an increase in interest rates.

The Company's effective tax rate for the first six months of fiscal 1995 was 39.5%, compared to 40.8% for the year ended September 30, 1994. The lower effective tax rate for fiscal 1995 is primarily the result of a reduction in the effect of foreign income taxes on the Company's consolidated tax position. The difference between the Company's effective tax rate and the Federal statutory rate of 35% is primarily the impact of state and foreign income taxes.




Liquidity and Capital Resources

Net cash provided by operating activities was $7.6 million for the six months ended March 31, 1995, compared to $7.5 million for the first six months of fiscal 1994. Operating cash flow for the first six months of both fiscal 1995 and 1994 was primarily generated by the Company's net income of $8.0 million and $7.3 million, respectively.

Cash used in investing activities approximated $1.6 million for the six months ended March 31, 1995, representing an increase of $64,000 over the same period a year ago. Capital expenditures for the six months ended March 31, 1995 amounted to $2.3 million, compared to capital expenditures of $2.0 million for the same period in fiscal 1994. The increase is due primarily to an increase in the capital budget for fiscal 1995 and the timing of capital spending projects in comparison to the prior period. The capital budget of the Company for fiscal 1995 is $12.0 million. Capital spending for property, plant and equipment has averaged approximately $6.4 million for the last three fiscal years. The Company expects to generate sufficient cash from operations to fund all anticipated capital spending projects.

Cash used in financing activities for the six months ended March 31, 1995 was $1.3 million reflecting the payment of dividends ($.12 per share for the six month period) and repayments under the Company's capital lease agreements. Cash used in financing activities in the first six months of fiscal 1994 was $9.5 million primarily consisting of repayments under the Company's Term Loan Agreement and treasury stock redemptions under the Employees' Stock Purchase Plan. Dividends for the first six months of fiscal 1994 were $.02 per share. The Company currently has available lines of credit of approximately $11 million. There were no outstanding borrowings on any of the Company's lines of credit at March 31, 1995. As of such date, the Company's outstanding long-term debt, which consisted of capital lease obligations, was $961,000.

At March 31, 1995 and September 30, 1994 and 1993, the Company's current ratio was 3.8, 2.9 and 3.0, respectively. The Company had cash and cash equivalents at March 31, 1995 and September 30, 1994 of $28.9 million and $24.3 million, respectively. Net working capital at March 31, 1995 was $49.0 million. The Company believes that its current liquidity sources, combined with its operating cash flow and additional borrowing capacity, are presently sufficient to meet its capital needs (excluding acquisitions) for the next 12 months.


Stock Option Plan

The Company has a stock incentive plan which provides for the grant of incentive stock options, nonstatutory stock options and restricted share awards. The aggregate number of shares of the Company's common stock which may be issued upon exercise of the stock options and pursuant to the restricted share awards under the stock incentive plan is 600,000 shares. The option price for each stock option which may be granted under the plan may not be less than fair market value of the Company's common stock on the date of grant. In December 1994, by action of the Compensation Committee of the Company's Board of Directors, certain officers and other management personnel were granted nonstatutory stock options to purchase a combined total of 377,500 shares of the Company's Class A Common Stock at an exercise price of $14.25 per share. The options are exercisable in various share amounts based on the attainment of certain market value levels of Class A Common Stock, but, in the absence of such events, are exercisable in full during the period December 9, 1999 through December 16, 1999. The options are not exercisable before June 9, 1995 and expire December 9, 2004 if not exercised.


Other Matters

The Company recently announced the appointment of David M. Kelly as President and Chief Operating Officer of Matthews International Corporation. Prior to the appointment, this position had been vacant. Mr. Kelly joins Matthews International Corporation following a 22-year career with Carrier Corporation where he was most recently responsible for worldwide operations of its residential and light commercial business.

                         PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of the Shareholders of Matthews International Corporation was held on February 17, 1995. Total shares eligible for vote at such meeting were:
     Class A Common Stock (one vote per share)      1,380,000 shares
     Class B Common Stock (ten votes per share)     7,470,350 shares

The matters voted upon at such meeting were as follows:

1.   Election of Directors

     The following individuals were nominated for election to the Board of Directors for terms expiring at the Annual Meeting of Shareholders in the year as set forth below. All nominations were made by the Board of Directors and no other nominations were made by any shareholder. All nominees had currently been members of the Board of Directors at the date of the Annual Meeting.
                                                        Votes
                                            -----------------------------
                              Term                             Withhold
     Nominee               Expiration           For            Authority
     -------               ----------       -----------       -----------
     G.D. Barefoot            1997           65,384,155        1,172,700
     R.T. Busteed             1996           65,382,455        1,174,400
     W.A. Coates              1998           64,268,755        2,288,100
     D.J. DeCarlo             1998           65,381,255        1,175,600
     W.M. Hauber              1998           63,841,105        2,715,750
     T.N. Kennedy             1997           65,383,955        1,172,900
     G.C. Oehmler             1996           64,043,635        2,513,220
     J.P. O'Leary, Jr.        1998           65,384,455        1,172,400
     J.L. Parker              1996           65,383,955        1,172,900
     W.J. Stallkamp           1997           65,246,755        1,310,100


2.   Approval of the 1994 Director Fee Plan

     At its meeting held December 9, 1994, the Board of Directors adopted and recommended for shareholder approval a fee plan for outside directors. The shareholders voted to adopt this plan, which will replace the existing fee arrangement.
                     Votes For:           57,873,589
                     Votes Against:        6,120,455
                     Abstaining:           2,049,472
                     Broker Non-Votes:       513,339


3.   Approval of the 1994 Employee Stock Purchase Plan

     At its meeting held December 9, 1994, the Board of Directors adopted and recommended for shareholder approval the 1994 Employee Stock Purchase Plan to replace existing Employee Stock Purchase Plan. The shareholders voted to adopt this plan.
                     Votes For:           63,715,865
                     Votes Against:        1,343,850
                     Abstaining:             980,510
                     Broker Non-Votes:       516,630

4.   Selection of Auditors

     The shareholders voted to ratify the appointment by the Board of Directors of Coopers & Lybrand as independent certified public accountants to audit the records of the Company for the year ending September 30, 1995.
                     Votes For:           64,530,573
                     Votes Against:          601,070
                     Abstaining:           1,425,212




Item 5.  Other Information

At its meeting held March 10, 1995, the Board of Directors increased the size of the full Board from 10 to 11 persons. Effective April 3, 1995, David M. Kelly was appointed to fill the vacancy thereby created.




Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     The following Exhibits to this report are filed herewith:

     Exhibit
       No.      Description
     -------    -----------

      10.1      1994 Director Fee Plan
      10.2      1994 Employee Stock Purchase Plan


(b)  Reports on Form 8-K

     A Form 8-K current report was filed by the Company on February 21, 1995 reporting under "Item 5 - Other Events,"

     1. Matthews International Corporation (the "Company") adds the following exhibits to Item 8 of its Form S-8 (the "Form S-8") Registration Statement (Registration No. 2-48760) for its Employees' Stock Purchase Plan (the "Plan"):

         Exhibit No.                    Description
         -----------   --------------------------------------------------
             4.1 Restated Articles of Incorporation of the Company, incorporated by reference to Exhibit Number 3.1 to Form 10-K for the year ended September 30, 1994

             4.2 By-Laws of the Company, incorporated by reference to Exhibit 3.2 to Form 10-K for the year ended September 30, 1994

     2. On July 20, 1994, the Company's Restated Articles of Incorporation (the "Restated Articles") were filed with the Commonwealth of Pennsylvania thereby converting each share of the Company's then outstanding Common Stock, par value $.10 per share, into 15 shares of Class B Common Stock, par value $1.00 per share (the "Class B Common Stock"). The Restated Articles also authorized the issuance of Class A Common Stock, par value $1.00 per share (the "Class A Common Stock"). Either Class A Common Stock or Class B Common Stock can be issued under the Plan. A description of the Class A Common Stock containing the information required by Item 202 of Regulation S-K is incorporated herein by reference to the Company's filed Registration Statement on Form 8-A dated July 8, 1994. A description of the Company's Class B Common Stock containing the information required by Item 202 of Regulation S-K is incorporated herein by reference to the "Description of Capital Stock" contained in Amendment No. 2 to the Company's Registration Statement on Form S-2
         (No. 33-79538) filed with the Securities and Exchange Commission on July 8, 1994. These descriptions of Class A Common Stock and
         Class B Common Stock, along with any amendment to or restatement of such descriptions hereafter filed by the Company, are incorporated into the Form S-8.

     3. The description of Class B Common Stock set forth in No. 2 above also updates and replaces the description of the Company's Common Stock contained in any previous Registration Statement filed by the Company under the Securities Exchange Act of 1934, as amended.

                                SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       MATTHEWS INTERNATIONAL CORPORATION
                                                 (Registrant)




Date    5/10/95                                   T.N. Kennedy
     -------------                    -------------------------------------
                                      T. N. Kennedy, Senior Vice President,
                                      Chief Financial Officer and Treasurer




Date    5/10/95                                   J.L. Parker
     -------------                    -------------------------------------
                                      J. L. Parker, Senior Vice President,
                                         General Counsel and Secretary