Form 10-Q
period 1995-06-30
MATTHEWS INTERNATIONAL CORP
filed 1995-08-07
CIK 63296

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  Form 10-Q



[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934


For The Quarterly Period Ended June 30, 1995

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

     Class of Common Stock                   Outstanding at July 31, 1995

   Class A - $1.00 par value                       3,720,043 shares
   Class B - $1.00 par value                       5,130,307 shares

                            PART I - FINANCIAL INFORMATION
                 MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                                              June 30, 1995         September 30, 1994
                                                              -------------         ------------------
ASSETS
Current assets:
Cash and cash equivalents                                      $ 34,231,054               $ 24,264,967
Accounts and notes receivable, net                               26,040,344                 27,122,619
Inventories:
 Materials and finished goods                      $ 9,986,232                $ 8,697,118
 Labor and overhead in process                         815,099                    764,219
 Supplies                                              600,176                    540,557
 Less LIFO reserve                                    (241,530)                  (241,530)
                                                    ----------                 ----------
                                                                 11,159,977                  9,760,364
Other current assets                                                932,453                  1,469,040
                                                                 ----------                 ----------
  Total current assets                                           72,363,828                 62,616,990

Accounts receivable, noncurrent                                   1,440,315                  1,402,129
Property, plant and equipment: Cost                 63,315,422                 60,070,477
 Less accumulated depreciation                     (23,979,085)               (21,821,201)
                                                    ----------                 ----------
                                                                 39,336,337                 38,249,276
Deferred income taxes and other assets                           12,658,933                 11,565,822
Goodwill                                                          5,239,874                  5,780,027
                                                                -----------                -----------
Total assets                                                   $131,039,287               $119,614,244
                                                                ===========                ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Long-term debt, current maturities                                  446,201                    423,263
Accounts payable                                                  4,937,185                  4,699,634
Accrued compensation                                              7,040,741                  8,311,734
Accrued income taxes                                                793,174                  1,248,377
Customer prepayments and other current liabilities                6,611,050                  6,923,147
                                                                 ----------                 ----------
 Total current liabilities                                       19,828,351                 21,606,155

Long-term debt                                                      408,039                    745,616
Estimated cemetery and finishing costs                            5,042,459                  4,761,113
Postretirement benefits                                          19,787,557                 18,584,826
Deferred revenue and other liabilities                            2,683,220                  2,553,266

Shareholders' equity:
 Common stock:  Class A, par value $1.00             3,308,378                  1,380,000
                Class B, par value $1.00             5,541,972                  7,470,350
 Other shareholders' equity                         74,439,311                 62,512,918
                                                    ----------                 ----------
                                                                 83,289,661                 71,363,268
                                                                -----------                -----------
Total liabilities and shareholders' equity                     $131,039,287               $119,614,244
                                                                ===========                ===========
/TABLE

                 MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                                 Three Months Ended               Nine Months Ended
                                      June 30,                         June 30,
                              -------------------------       -------------------------
                                 1995           1994             1995           1994
                                 ----           ----             ----           ----

Sales                       $ 42,729,909   $ 40,644,593     $124,901,297   $118,360,500

Cost of sales                 23,588,458     22,521,719       68,490,988     65,462,412

Selling and
  administrative expenses     12,783,734     12,182,893       37,339,518     34,472,427
                              ----------     ----------       ----------     ----------

Operating profit               6,357,717      5,939,981       19,070,791     18,425,661


Interest expense                  23,977         62,331           64,342        253,021

Other (income) &
   deductions, net              (356,900)       (67,269)        (883,313)      (170,987)
                              ----------     ----------       ----------     ----------

Income before income taxes     6,690,640      5,944,919       19,889,762     18,343,627

Income taxes (1)               2,548,264      2,554,288        7,757,093      7,620,008
                              ----------     ----------       ----------     ----------

Net income                  $  4,142,376   $  3,390,631     $ 12,132,669   $ 10,723,619
                              ==========     ==========       ==========     ==========



Earnings per share              $  .47          $  .39          $ 1.37         $ 1.20
                                 =====           =====           =====          =====

Dividends per share             $  .06          $  .01          $  .18         $  .03
                                 =====           =====           =====          =====

Weighted average number
  of common shares
  outstanding                  8,850,350      8,642,700       8,850,350      8,967,900
                               =========      =========       =========      =========

/TABLE

                 MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                               Nine Months Ended
                                                                    June 30,
                                                           --------------------------
                                                              1995            1994
                                                              ----            ----
Cash flows from operating activities:
 Net Income                                               $12,132,669     $10,723,619
 Adjustments to reconcile net income to net cash
   provided by operating activities:
  Depreciation and amortization                             3,538,786       3,125,658
  Deferred taxes                                             (542,609)       (490,198)
  Net increase in certain working capital items            (1,588,540)     (1,019,557)
  Increase in accounts receivable, noncurrent                 (38,186)       (130,581)
  (Increase) decrease in cemetery inventory                  (294,455)         38,851
  Decrease in other noncurrent assets                          49,889        (772,558)
  Increase in estimated finishing and cemetery costs          281,346         329,298
  Decrease in deferred revenue and expenses and
    other liabilities                                        (168,935)        230,217
  Increase in postretirement benefits                       1,202,731         757,902
  Net loss on sale of property, plant and equipment            51,049          56,750
  Effect of exchange rate changes on operations               312,707         505,464
                                                          -----------      ----------
    Net cash provided by operating activities              14,936,452      13,354,865
                                                          -----------      ----------
Cash flows from investing activities:
 Acquisitions of property, plant and equipment             (4,361,903)     (2,862,077)
 Proceeds from disposals of property,
   plant and equipment                                         50,758          25,900
 Collections on loans to officers and employees             1,278,382         521,884
                                                            ---------      ----------
    Net cash used in investing activities                  (3,032,763)     (2,314,293)
                                                            ---------      ----------
Cash flows from financing activities:
 Payments on long-term debt                                  (314,639)     (3,724,100)
 Proceeds from the sale of treasury stock                       -             642,752
 Purchases of treasury stock                                    -          (7,459,086)
 Dividends paid                                            (1,592,609)       (276,301)
                                                            ---------      ----------
    Net cash used in financing activities                  (1,907,248)    (10,816,735)
                                                            ---------      ----------
Effect of exchange rate changes on
 cash and cash equivalents                                    (30,354)         34,814
                                                            ---------      ----------

Net increase (decrease) in cash and cash equivalents      $ 9,966,087     $   258,651
                                                            =========      ==========

Supplemental Cash Flow Information:
 Cash paid during the period for:
   Interest                                               $    64,342     $   253,021
   Income Taxes                                             8,754,905       7,999,637

/TABLE

             MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JUNE 30, 1995


Note 1.  Income Taxes

The income tax provision for the period is based on the effective tax rate expected to be applicable for the full year. The difference between the estimated effective tax rate of 39.0% and the Federal statutory rate of 35% is primarily due to state and foreign income taxes.


Note 2.  Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information for commercial and industrial companies and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three-month and nine-month periods ended June 30, 1995 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1994.


Note 3.  Stock Option Plan

The Company has a stock incentive plan which provides for the grant of incentive stock options, nonstatutory stock options and restricted share awards. The aggregate number of shares of the Company's common stock which may be issued upon exercise of the stock options and pursuant to the restricted share awards under the stock incentive plan is 600,000 shares. The option price for each stock option which may be granted under the plan may not be less than fair market value of the Company's common stock on the date of grant. During fiscal 1995, by action of the Compensation Committee of the Company's Board of Directors, certain officers and other management personnel were granted nonstatutory stock options to purchase a combined total of 477,500 shares of the Company's Class A Common Stock. On December 9, 1994, options to purchase 377,500 shares were granted at an exercise price of $14.25 per share. Of these grants, options to purchase 53,667 shares had been cancelled by July 31, 1995. On May 19, 1995, options to purchase 100,000 shares were granted at an exercise price of $16.375 per share. The outstanding options are exercisable in various share amounts based on the attainment of certain market value levels of Class A Common Stock, but, in the absence of such events, are exercisable in full for a one-week period beginning five years from the date of grant. The options are not exercisable within six months from the date of grant and expire ten years from the date of grant if not exercised.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

The following table sets forth certain income statement data of the Company expressed as a percentage of net sales for the periods indicated.

                                Nine months ended          Years ended
                                     June 30,             September 30,
                                -----------------     --------------------
                                   1995    1994       1994    1993    1992
                                   ----    ----       ----    ----    ----

Sales                             100.0%  100.0%     100.0%  100.0%  100.0%
Gross profit                       45.2    44.7       45.1    42.4    43.5
Operating profit                   15.3    15.6       15.1    11.6    12.0
Income before income taxes         15.9    15.5       14.9    11.0(1) 12.0
Net income                          9.7     9.1        8.8     6.6(1)  7.1

(1) Excludes the cumulative effect of changes in accounting principles for the adoptions of SFAS No. 106 and SFAS No. 109.


Sales for the nine months ended June 30, 1995 were $124.9 million and were $6.5 million, or 5.5%, higher than sales of $118.4 million for the first nine months of fiscal 1994. The first nine months of fiscal 1995 reflected an increase in sales for the Company's Marking Products and Bronze segments. Sales in the Marking Products segment increased 10.9% over the first nine months of fiscal 1994. The increase in this segment's sales is the result of higher sales volume, principally reflecting increased demand in Europe and Australia. Bronze segment sales for the first nine months of fiscal 1995 were up 6.8% over the same period a year ago reflecting an increase in unit volume and improvements in selling price. Graphic Systems sales for the first nine months of fiscal 1995 were slightly below the first nine months of fiscal 1994 reflecting lower demand for printing plates used by the corrugated packaging industry. This reduction in demand is expected to be temporary and has been precipitated by a shortage of linerboard and unprecedented price increases for corrugated shipping containers.

Gross profit for the nine months ended June 30, 1995 was $56.4 million, or 45.2% of sales, compared to $52.9 million, or 44.7%, for the first nine months of fiscal 1994. The increase in gross profit of $3.5 million, or 6.6%, and higher percentage of gross profit to sales for the first nine months of fiscal 1995 resulted primarily from higher sales levels in the Marking Products and
Bronze segments.   Improvements in operating efficiency and a reduction in
certain employee benefit expenses and other overhead costs for the period also contributed to the higher gross profit but were offset partially by increased prices for certain raw materials.

Selling and administrative expenses for the nine months ended June 30, 1995 were $37.3 million, representing an increase of $2.8 million, or 8.3%, from $34.5 million for the first nine months of fiscal 1994. Selling and administrative expenses rose proportionate with the higher sales for the period and also reflected increased sales promotional costs for the Bronze segment and higher selling expenses in Australia and Europe for Marking Products.

Operating profit for the nine months ended June 30, 1995 was $19.1 million and was $645,000, or 3.5%, higher than operating profit of $18.4 million for the first nine months of fiscal 1994. Increased sales and related gross profit in the Marking Products and Bronze segments were the primary factors contributing to the higher operating profit level offset partially by an increase in consolidated selling and administrative expenses.

Interest expense for the nine months ended June 30, 1995 was approximately $64,000, compared to $253,000 for the first nine months of fiscal 1994. The decrease in interest expense was principally a result of the repayment of all amounts outstanding under the Term Loan Agreement during fiscal 1994.

Other income and deductions (net) for the nine months ended June 30, 1995 resulted in a $883,000 increase in income before income taxes compared to a $171,000 increase for the first nine months of fiscal 1994. Other income and deductions (net) for the first nine months of fiscal 1995 primarily reflected an increase in interest income as a result of a higher cash position during the current period and an increase in interest rates.

The Company's effective tax rate for the first nine months of fiscal 1995 was 39.0%, compared to 40.8% for the year ended September 30, 1994. The lower effective tax rate for fiscal 1995 is primarily the result of a reduction in the effect of foreign income taxes on the Company's consolidated tax position. The difference between the Company's effective tax rate and the Federal statutory rate of 35% is primarily the impact of state and foreign income taxes.




Liquidity and Capital Resources

Net cash provided by operating activities was $14.9 million for the nine months ended June 30, 1995, compared to $13.4 million for the first nine months of fiscal 1994. Operating cash flows for the first nine months of both fiscal 1995 and 1994 were primarily generated by the Company's net income of $12.1 million and $10.7 million, respectively.

Cash used in investing activities approximated $3.0 million for the nine months ended June 30, 1995 compared to $2.3 million for the same period a year ago. Capital expenditures for the nine months ended June 30, 1995 amounted to $4.4 million, representing an increase of $1.5 million over capital expenditures of $2.9 million for the same period in fiscal 1994. The increase is due primarily to an increase in the capital budget for fiscal 1995 and the timing of capital spending projects in comparison to the prior period. The capital budget of the Company for fiscal 1995 is $12.0 million. Capital spending for property, plant and equipment averaged approximately $6.4 million for the last three fiscal years. The Company expects to generate sufficient cash from operations to fund all anticipated capital spending projects. Partially offsetting capital expenditures were collections on loans to officers and employees which amounted to $1.3 million for the nine months ended June 30, 1995 compared to $522,000 for the same period a year ago.

Cash used in financing activities for the nine months ended June 30, 1995 was $1.9 million reflecting the payment of dividends ($.18 per share for the nine month period) and repayments under the Company's capital lease agreements. Cash used in financing activities in the first nine months of fiscal 1994 was $10.8 million which primarily consisted of repayments under the Company's Term Loan Agreement and treasury stock redemptions under the Employees' Stock Purchase Plan. Dividends for the first nine months of fiscal 1994 were $.03 per share. The Company currently has available lines of credit of approximately $11 million. There were no outstanding borrowings on any of the Company's lines of credit at June 30, 1995. As of such date, the Company's outstanding long-term debt, which consisted of capital lease obligations, was $854,000.

At June 30, 1995 and September 30, 1994 and 1993, the Company's current ratio was 3.6, 2.9 and 3.0, respectively. The Company had cash and cash equivalents at June 30, 1995 and September 30, 1994 of $34.2 million and $24.3 million, respectively. Net working capital at June 30, 1995 was $52.5 million. The Company believes that its current liquidity sources, combined with its operating cash flow and additional borrowing capacity, are presently more than adequate to meet its capital needs (excluding acquisitions) for the next 12 months.


Stock Option Plan

The Company has a stock incentive plan which provides for the grant of incentive stock options, nonstatutory stock options and restricted share awards. The aggregate number of shares of the Company's common stock which may be issued upon exercise of the stock options and pursuant to the restricted share awards under the stock incentive plan is 600,000 shares. The option price for each stock option which may be granted under the plan may not be less than fair market value of the Company's common stock on the date of grant. During fiscal 1995, by action of the Compensation Committee of the Company's Board of Directors, certain officers and other management personnel were granted nonstatutory stock options to purchase a combined total of 477,500 shares of the Company's Class A Common Stock. On December 9, 1994, options to purchase 377,500 shares were granted at an exercise price of $14.25 per share. Of these grants, options to purchase 53,667 shares had been cancelled by July 31, 1995. On May 19, 1995, options to purchase 100,000 shares were granted at an exercise price of $16.375 per share. The outstanding options are exercisable in various share amounts based on the attainment of certain market value levels of Class A Common Stock, but, in the absence of such events, are exercisable in full for a one-week period beginning five years from the date of grant. The options are not exercisable within six months from the date of grant and expire ten years from the date of grant if not exercised.

                         PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     The following Exhibit to this report is filed herewith:

     Exhibit
       No.      Description
     -------    -----------

       11       Computation of Earnings Per Share



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




Date    8/7/95                                    T.N. Kennedy
     -------------                    -------------------------------------
                                      T. N. Kennedy, Senior Vice President,
                                      Chief Financial Officer and Treasurer




Date    8/7/95                                    J.L. Parker
     -------------                    -------------------------------------
                                      J. L. Parker, Senior Vice President,
                                         General Counsel and Secretary