Form 10-K
period 1995-09-30
MATTHEWS INTERNATIONAL CORP
filed 1995-12-22
CIK 63296

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549
                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 1995
Commission File Numbers 0-9115 and 0-24494


                      MATTHEWS INTERNATIONAL CORPORATION
              (Exact name of registrant as specified in its charter)

 COMMONWEALTH OF PENNSYLVANIA                                  25-0644320
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)

 TWO NORTHSHORE CENTER, PITTSBURGH, PA                         15212-5851
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code           (412) 442-8200


Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:
                                                      Name of each exchange
        Title of each class                            on which registered
        -------------------                           ---------------------
Class A Common Stock, $1.00 par value             NASDAQ National Market System

Class B Common Stock, $1.00 par value                         None


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.               Yes [X]         No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of November 30, 1995 was $135,057,615.

As of November 30, 1995, shares of common stock outstanding were:
               Class A Common Stock             4,961,660 shares
               Class B Common Stock             3,888,690 shares

Documents incorporated by reference:  None

The index to exhibits is on pages 58-60.

                                     PART I

ITEM 1.  BUSINESS.

Matthews International Corporation, founded in 1850 and incorporated in Pennsylvania in 1902, is a designer, manufacturer and marketer of custom-made products which are used to identify people, places, products and events. The Company's products and operations are comprised of three business segments:
Bronze, Graphic Systems and Marking Products. The Bronze segment is a leading manufacturer of cast bronze memorial products used primarily in cemeteries.
The Graphic Systems segment manufactures and provides custom identification-related products and services used by the corrugated packaging industry and the flexible packaging industry. The Marking Products segment designs, manufactures and distributes a wide range of equipment and consumables used by customers to mark or identify various consumer and industrial products, components and packaging containers.

The following table sets forth sales and operating profit for the three business segments of the Company for the past three fiscal years. Detailed financial information relating to business segments and to foreign and domestic operations is presented in Note 15 (Segment Information) to the Consolidated Financial Statements included in Part II of this annual report on Form 10-K.

                                    Fiscal Year Ended September 30,
                       --------------------------------------------------------
                            1995                 1994                1993
                       ---------------     ----------------     ---------------
                       Amount  Percent     Amount   Percent     Amount  Percent
                       ------  -------     ------   -------     ------  -------
                                        (Dollars in Thousands)
Sales to unaffiliated
 customers:
  Bronze             $ 80,032    48.0%   $ 75,065    47.3%   $ 70,601     46.7%
  Graphic Systems      42,360    25.4      43,025    27.1      39,310     26.0
  Marking Products     44,356    26.6      40,610    25.6      41,183     27.3
                      -------   -----     -------   -----     -------    -----
  Total              $166,748   100.0%   $158,700   100.0%   $151,094    100.0%
                      =======   =====     =======   =====     =======    =====

Operating profit:
  Bronze               18,171    74.3      17,508    73.2      15,264     86.9
  Graphic Systems       4,254    17.4       5,083    21.3       2,775     15.8
  Marking Products      2,033     8.3       1,318(1)  5.5        (473)(2) (2.7)
                      -------   -----     -------   -----     -------    -----
  Total              $ 24,458   100.0%   $ 23,909   100.0%   $ 17,566    100.0%
                      =======   =====     =======   =====     =======    =====


(1) Fiscal 1994 operating profit for the Marking Products segment reflected unfavorable charges of approximately $450,000 representing inventory, currency exchange and other adjustments of its Italian operation.

(2) Operating results of Marking Products for fiscal 1993 were unfavorably affected by charges approximating $1 million in connection with inventory write-offs and other adjustments, including a provision for restructuring the segment's Canadian operations, and the impact of approximately $800,000 for a change in the amortization period of goodwill for Matthews Swedot AB (See Note 1 of the Notes to Consolidated Financial Statements).

In fiscal 1995, approximately 81% of the Company's sales were made from the United States, and 8%, 5% and 6% were made from Europe, Canada and Australia, respectively. Bronze operations are primarily conducted in the United States and Canada with 6% of the segment's revenues coming from Australia. Graphic Systems products are manufactured and primarily sold in the United States. Marking Products sells equipment and consumables directly to industrial consumers and through distributors throughout the world. This segment has manufacturing and marketing facilities in the United States, Canada and Sweden with additional sales and distribution facilities in France, Germany and Australia. Approximately 52% of Marking Products sales were made to locations outside the United States in fiscal 1995.

The Company's employs approximately 1475 people and has its principal executive offices at Two NorthShore Center, Pittsburgh, Pennsylvania 15212. Its telephone number is (412) 442-8200.


PRODUCTS AND MARKETS:

Bronze:

The Bronze segment manufactures and markets in the United States, Canada and Australia cast bronze memorial products used primarily in cemeteries. The Bronze segment also manufactures and markets cast bronze and aluminum architectural products used to identify or commemorate people, places and events.

Memorial products, which comprise the majority of the Bronze segment's sales, include flush bronze memorials, flower vases, crypt letters, cremation urns, niche units and cemetery features, along with other related products. Flush bronze memorials, which represent approximately two-thirds of the segment's memorial product sales, are bronze plaques which contain vital information about a deceased individual such as name and birth and death dates. These memorials are used in cemeteries as an alternative to upright granite tombstones. The memorials are even or "flush" with the ground and therefore are preferred by many cemeteries for easier mowing and other maintenance.

The Bronze segment manufactures a full line of memorial products for cremation, including urns in a variety of sizes, styles and shapes. In addition, the Company manufactures bronze niche units which are comprised of numerous compartments used to display cremation urns in mausoleums and churches. The Company's other bronze memorial products include flower vases and, in order to provide products for the granite memorial market, bronze plaques and letters that can be affixed to tombstones, mausoleums and crypts.

Bronze segment sales in the United States account for over 85% of the segment's revenues. Principal customers for memorial products are cemeteries, memorial parks and monument dealers, which in turn sell the Company's products to the consumer.

Within the Bronze segment is a wholly-owned subsidiary, Sunland Memorial Park, Inc. ("Sunland"). Sunland, located in Sun City, Arizona, is a cemetery and mortuary used by the Company to better understand the needs of its customers in the memorial industry and to test new products in a cemetery environment. The revenues of Sunland represent approximately 7% of the Bronze segment's sales.

Bronze, continued:

Architectural products include cast bronze and aluminum plaques, etchings and letters that are used to recognize, commemorate and identify people, places, events and accomplishments. The Company's plaques are frequently used to identify the name of a building or the names of companies or individuals located within a building. Such products are also used to commemorate events or accomplishments, such as military service or financial donations. The principal markets for the segment's architectural products are corporations, fraternal organizations, contractors, churches, hospitals, schools and government agencies. These products are distributed through a network of independent dealers including sign suppliers, recognition companies and trophy dealers.

Raw materials consist principally of bronze and aluminum ingot, sheet metal and coating materials and are generally available in adequate supply. Ingot is obtained from various North American and Australian smelters.


Graphic Systems:

The Graphic Systems segment provides printing plates and related products and services used in the corrugated packaging industry (manufacturers of printed corrugated boxes) for decorating and identifying corrugated packaging. The Graphic Systems segment also provides custom identification-related products and services used in the flexible packaging industry (manufacturers of printed bags and other packaging products made of paper, film and foil).

The segment's principal products are printing plates used by corrugated packaging manufacturers to print corrugated boxes with graphics that help sell the packaged product and provide information such as product identification, logos, bar codes and other packaging detail specified by the manufacturer of the packaged product. The corrugated packaging manufacturer produces printed boxes by first combining linerboard with fluted paper to form a corrugated sheet. Using the Company's products, this sheet is then printed and die cut to make a finished box. The flexible packaging industry produces printed packaging from paper, film and foil, such as for food wrappers.

The Company works closely with manufacturers to provide the proper printing plates and tooling used to print the packaging to the user's specifications. The segment's printing plate products are made from natural rubber, synthetic rubber or photopolymer resin. Upon customer request, plates can be pre-mounted press-ready in a variety of configurations that maximize print quality and minimize press set-up time.

The segment also provides creative art design services to manufacturers of corrugated and flexible packaging and end users of such packaging. Other products and services include pre-press preparation, such as computer-generated camera-ready art, negatives, films and master patterns; plate mounting accessories for the corrugated industry; various press aids designed to improve print quality; rotary and flat cutting dies used to cut out intricately designed containers and point-of-purchase displays; and film masters used to print bar codes such as Universal Product Codes (known as "UPCs").

Graphic Systems, continued:

The Graphic Systems segment customer base consists of packaging industry manufacturers and "national accounts." National accounts are generally large, well-known consumer goods companies with a national presence that purchase their printing plates directly. These companies then provide their printing plates to the packaging industry manufacturer of their choice.

Major raw materials for this segment's products include rubber, photopolymer resin, film and graphic art supplies. All such materials are presently available in adequate supply from various industry sources.


Marking Products:

The Marking Products segment designs, manufactures and distributes a wide range of equipment and consumables used by customers to mark or identify various consumer and industrial products, components and packaging containers. Marking products range from simple handstamps made from special alloy steel to sophisticated microprocessor-based ink-jet printing systems. The Marking Products segment employs contact printing, indenting, ink-jet printing and labeling methods to meet customer needs, sometimes using a combination of these marking methods.

A significant portion of the revenue of this segment is attributable to the sale of consumables, software and replacement parts in connection with the marking hardware sold by the Company. The Company develops inks in harmony with the marking equipment in which they are used, which is critical to assure ongoing equipment reliability and mark quality. Most marking equipment customers also use the Company's ink, solvents and cleaners.

The principal customers for the Company's marking products include food processors, metal fabricators and manufacturers of textiles, plastic and rubber products. A large percentage of the segment's sales are outside the United States and are distributed through Company subsidiaries in Canada, Australia, Sweden, Germany, Italy and France.

The marking products industry is fragmented, with many companies having limited product lines which focus on well-defined specialty markets. Other industry participants, like the Company, have broad product offerings and compete in various countries. In the United States, the Company has been supplying marking products for over 140 years.

Major raw materials for this segment's products include printing components, tool steels, castings, rubber and chemicals, all of which are presently available in adequate supply from various sources.

COMPETITION:

Bronze:

Competition from other bronze memorial manufacturers, which is intense, is on the basis of product quality, delivery, price and design availability. The Company also competes with upright granite tombstone and flush granite memorial providers. The Company and its three major competitors account for a substantial portion of the bronze memorial market. The Company believes that its superior quality, broad product lines, product design, delivery capability, customer responsiveness and experienced personnel are competitive advantages in its markets. Competitors in the architectural market are numerous and include companies that manufacture cast and painted signs, plastic materials and other fabricated products.


Graphic Systems:

Graphic Systems is one of only two manufacturers with a national presence and competes in a fragmented industry consisting of a few multi-plant regional printing plate suppliers and a large number of local one-plant companies located across the United States. Competition is on the basis of price, timeliness of delivery and product quality. The Company differentiates itself from the competition by meeting customer demands and by distinguishing itself as an innovator of new products.


Marking Products:

Competition is intense and based on product performance, service and price.
The Company normally competes with specialty companies in specific marking applications. The Company believes that, in general, it has the broadest lines of marking products to address industrial marking application.



PATENTS, TRADEMARKS AND LICENSES:

The Company holds a number of domestic and foreign patents and trademarks. However, the Company believes the loss of any or a significant number of patents or trademarks would not have a material impact on operations or revenues.



BACKLOG:

Because the nature of the Company's business is custom products made to order with short lead times, backlogs are not generally material in any segment of the Company's operations except Marking Products. Backlogs in the Marking Products segment generally vary in the range of four to six weeks of sales.

REGULATORY MATTERS:

The Company is subject to various federal, state and local laws and regulations relating to the protection of the environment. The Company believes that its current operations are in material compliance with all presently applicable environmental laws and regulations. The Company's expenditures for environmental compliance have not had, nor are they presently expected to have, a material adverse effect on the Company.

The Clean Air Act Amendments of 1990 are not expected to impact two of the Company's operating segments, Graphic Systems and Marking Products. In the United States, the Company's Bronze segment operates four nonferrous foundries, none of which is within the "major point source" industry category as defined by the Environmental Protection Agency. As such, it is believed that the Bronze segment operations will be regulated as "area sources" at certain locations. No material capital expenditures are anticipated within the next few years as a result of the Clean Air Act Amendments.

Like most nonferrous foundry operations, the Company's plants produce a significant volume of residual materials as a result of the bronze casting process. Chief among these is spent foundry sands. Currently, the majority of these materials, including foundry sands, are regulated as solid waste under most state and federal laws. Pursuant to the Resource Conservation and Recovery Act, the Company is regulated as a generator of hazardous waste, and all plants are registered with the Environmental Protection Agency in accordance with applicable regulations. The Company has implemented detailed plans and procedures for waste management at each of its Bronze operating plants in the United States.

The Company's Bronze facilities, like all U.S. foundries, will be required to achieve compliance with lower lead exposure limits in foundry ambient air by July 19, 1996. The Company has incurred expenditures at each of its operating foundries to install the necessary ventilation control technology to achieve compliance with the lower lead exposure limit standard. The Company expects to achieve compliance with the new lead exposure limits by the compliance date.

ITEM 2.  PROPERTIES.

The principal properties of the Company are as follows (all are owned by the Company except as noted):

Location                     Description of Property               Square Feet
--------                     -----------------------               -----------
Bronze:
  Pittsburgh, PA             Manufacturing / Division Offices         94,000
  Searcy, AR                 Manufacturing                            84,000
  Milton, Ontario, Canada    Manufacturing                            30,000
  Melbourne, Australia       Manufacturing                            26,000(1)
  Sun City, CA               Manufacturing                            24,000
  Seneca Falls, NY           Manufacturing                            21,000
  Sun City, AZ               Cemetery                                 14,000

Graphics Systems:
  Pittsburgh, PA             Manufacturing / Division Offices         56,000
  Atlanta, GA                Manufacturing                            16,000
  Braintree, MA              Manufacturing                            14,000(1)
  Chicago, IL                Manufacturing                            15,000
  Dallas, TX                 Manufacturing                            15,000(1)
  LaPalma, CA                Manufacturing                            22,000
  St. Louis, MO              Manufacturing                            24,000

Marking Products:
  Pittsburgh, PA             Manufacturing / Division Offices         67,000
  Pittsburgh, PA             Ink Manufacturing                        18,000
  Pittsburgh, PA             Manufacturing / Division Offices         18,000(3)
  Melbourne, Australia       Distribution/Offices                     13,000
  Europe
   (various facilities)      Manufacturing / Distribution             43,000(1)

Corporate Office:
  Pittsburgh, PA             General Offices                          48,000(2)


(1) These properties are leased by the Company under operating lease arrangements. Rent expense for these facilities was approximately $730,000 in fiscal 1995.

(2) The Company uses approximately one-third of this building and leases, or offers to lease, the remainder to unrelated parties.

(3) Property was sold and operation was consolidated with the segment's principal Pittsburgh location during fiscal 1995.


All of the owned properties are unencumbered. The Company believes its facilities are generally well suited for their respective uses and are of adequate size and design to provide the operating efficiencies necessary for the Company to be competitive. The Company's facilities provide adequate space for meeting its near term production requirements and have availability for additional capacity. The Company intends to continue to expand and modernize its facilities as necessary to meet the demand for its products.

ITEM 3.  LEGAL PROCEEDINGS.

The Company is party to various legal proceedings generally incidental to its business. The eventual outcome of these matters is not predictable and it is possible that their resolution could be unfavorable to the Company. Although the ultimate disposition of these proceedings is not presently determinable, management is of the opinion, based on the facts now known to it, that the matters should not result in liabilities in an amount which would materially affect the consolidated financial position or annual results of operations of the Company.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the Company's security holders during the fourth quarter of fiscal year 1995.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a)  Market Information:

On July 20, 1994, the Company and some of its shareholders completed an initial public offering of 1,380,000 shares of its Class A Common Stock at an offering price of $14 per share. Prior to the offering, no shares of Class A Common Stock had been outstanding and there had been no established public trading market for the Company's common stock.

Immediately prior to the offering, the Articles of Incorporation were amended and restated to divide the authorized common stock of the Company into two classes consisting of Class A Common Stock, $1 par value, and Class B Common Stock, $1 par value. The Company previously had one class of common stock, par value of $.10 per share.

The Company's Class A Common Stock is traded on the NASDAQ National Market System. The following table sets forth the high, low and closing prices as reported by NASDAQ for the periods indicated:
                                               High        Low      Close
                                               ----        ---      -----
     Fiscal 1995:
     Quarter ended:  September 30, 1995        20.50      18.25     20.125
                     June 30, 1995             19.00      15.00     18.75
                     March 31, 1995            16.25      12.50     15.50
                     December 31, 1994         15.50      13.75     13.75

     Fiscal 1994:
     July 20, 1994 to September 30, 1994      $16.50     $14.25    $15.125

Shares of Class A stock have one vote per share and are freely transferable subject to applicable securities laws. Shares of Class B stock have ten votes per share and are only transferable by a shareholder to the Company or to an active employee of the Company. If shareholders wish to otherwise sell Class B Common Stock, the Company may, at its discretion, purchase such shares at the fair market value per share of the Company's Class A Common Stock or permit shareholders to tender such shares to the Company in exchange for an equal number of shares of Class A Common Stock.

Prior to the offering, sales by the Company of its common stock were made only to eligible officers and employees and were subject to option agreements of repurchase. The Company's practice was to repurchase such shares when an option had arisen; therefore, the stock was not traded in any public trading market nor outside of the Company.

Prior to the offering, the price for all sales and repurchases of the Company's common stock was Consolidated Adjusted Book Value per share as of the close of the fiscal year immediately preceding such sale or event giving rise to a repurchase option, unless otherwise provided by specific agreement. Consolidated Adjusted Book Value per share equaled the total shareholders' equity of the Company adjusted to account for retiree benefits on a cash basis and to exclude any reduction to shareholders' equity relative to notes receivable from officers and employees, divided by the number of outstanding shares of common stock. Such Consolidated Adjusted Book Value was otherwise determined in accordance with generally accepted accounting principles. Consolidated Adjusted Book Value per share as of September 30, 1993 was $7.96.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS, continued.

(b)  Holders:

The number of registered holders of the Company's common stock at November 30, 1995 was as follows:
           Class A Common Stock                       440
           Class B Common Stock                       480


(c)  Dividends:

A quarterly dividend of $.07 per share was paid for the fourth quarter of fiscal 1995 to shareholders of record on September 30, 1995. The Company paid quarterly dividends of $.06 per share for the first three quarters of fiscal 1995 and the fourth quarter of fiscal 1994. Prior to the offering, the Company paid quarterly dividends of $.01 per share for the first three quarters of fiscal 1994.

Cash dividends have been paid on common shares in every year for at least the past thirty years. It is the present intention of the Company to continue to pay quarterly cash dividends on its common stock. However, there is no assurance that dividends will be declared and paid as the declaration and payment of dividends is at the discretion of the Board of Directors of the Company and is dependent upon the Company's financial condition, results of operations, cash requirements, future prospects and other factors deemed relevant by the Board.

ITEM 6.  SELECTED FINANCIAL DATA.

                                                       Years ended September 30,
                                  -------------------------------------------------------------------
                                     1995          1994          1993(3)       1992          1991
                                  -----------   -----------   -----------   -----------   -----------
                                            (Not Covered by Independent Auditor's Report)
Net sales                        $166,747,781  $158,700,158  $151,094,305  $149,781,172  $136,698,736

Gross profit                       74,729,267    71,613,709    64,128,595    65,203,097    57,398,155

Interest expense                      104,820       309,939       594,513       710,612       762,807

Income before income taxes and
 cumulative effect of changes
 in accounting principles          25,079,263    23,705,257    16,574,586    18,017,307    14,976,390

Income taxes                        9,628,028     9,677,091     6,618,543     7,316,474     6,129,359
                                   ----------    ----------    ----------    ----------    ----------
Income before cumulative effect
 of changes in accounting
 principles                        15,451,235    14,028,166     9,956,043    10,700,833     8,847,031

Cumulative effect of changes
  in accounting principles (2)          -             -       (10,836,726)         -             -
                                   ----------    ----------    ----------    ----------    ----------
Net income (loss)                $ 15,451,235  $ 14,028,166  $   (880,683) $ 10,700,833  $  8,847,031
                                   ==========    ==========    ==========    ==========    ==========

Per common share (1):
  Income before cumulative
   effect of changes in
   accounting principles              $  1.75       $  1.56       $  1.07       $  1.11       $   .92
  Net income (loss)                      1.75          1.56         ( .09)         1.11           .92
  Cash dividends                          .25           .10           .03           .03           .03
Weighted average shares
 outstanding (excluding
 restricted shares)(1)              8,850,350     8,982,353     9,312,105     9,651,285     9,634,245

Total assets (4)                 $138,206,376  $120,683,005  $110,568,941  $114,336,773   $95,533,504
Long-term debt, noncurrent            270,092       745,616     6,133,340     7,768,962     5,561,932

(1)  All periods reflect the 15-for-1 common stock split during fiscal 1994.  See Note 6 of the Notes to Consolidated Financial Statements.
(2)  Fiscal year 1993 includes the cumulative effect of changes in accounting for postretirement benefits and income taxes.  See Notes 10 and 11, respectively, of the Notes to Consolidated
     Financial Statements.
(3)  Fiscal year 1993 includes charges of $1 million relative to inventory write-offs and other adjustments, $800,000 for a change in the amortization period of goodwill for Matthews Swedot AB and $500,000 in connection with a public offering which did not occur during fiscal 1993.
     See "Management's Discussion and Analysis of Results of Operations and Financial Condition."
(4)  Fiscal years 1991 through 1994 have been adjusted to reflect reclassifications to conform to fiscal 1995 presentation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the consolidated financial statements of the Company and related notes thereto.


RESULTS OF OPERATIONS:

The following table sets forth certain income statement data of the Company expressed as a percentage of net sales for the periods indicated and the percentage change in such income statement data from year to year.

                                       Years Ended
                                      September 30,           Percentage Change
                                 ----------------------       -----------------
                                                               1995-     1994-
                                 1995     1994     1993         1994      1993
                                 ----     ----     ----        -----     -----
Sales                           100.0%   100.0%   100.0%         5.1%      5.0%
Gross profit                     44.8     45.1     42.4          4.4      11.7
Operating profit                 14.7     15.1     11.6          2.3      36.1
Income before taxes              15.0     14.9     11.0(1)       5.8      43.0
Net income                        9.3      8.8      6.6(1)      10.1      40.9

(1) Excludes the cumulative effect of changes in accounting principles for the adoption of SFAS No. 106 and SFAS No. 109. See "FASB Pronouncements."



Comparison of Fiscal 1995 and Fiscal 1994:

Sales for the year ended September 30, 1995 were $166.7 million, representing an increase of $8.0 million, or 5.1%, over fiscal 1994 sales of $158.7 million. The increase from the prior year resulted from higher sales in the Company's Bronze and Marking Products segments. Bronze segment sales in fiscal 1995 increased $5.0 million, or 6.6%, over fiscal 1994 reflecting increases in selling price and unit volume. Bronze sales were higher in the United States and Australia and, in the United States, reflected increases in both memorial and architectural products. Sales in the Marking Products segment increased $3.7 million, or 9.2%, over fiscal 1994 resulting principally from an increase in international sales. The increase in international sales reflected higher demand for non-contact printing equipment and related consumables, particularly in Germany and Australia. Sales in the Graphic Systems segment declined $665,000 (or 1.6%) below fiscal 1994. During fiscal 1995, the Graphic Systems segment experienced a reduction in demand for printing plates used by the corrugated packaging industry. This reduction in demand, which resulted from a shortage of linerboard and higher prices for corrugated shipping containers purchased by the packaging industry, is expected to be temporary.

Gross profit for the year ended September 30, 1995 was $74.7 million, or 44.8% of sales, compared to $71.6 million, or 45.1% of sales, for fiscal 1994. The increase of $3.1 million, or 4.4%, from the prior year related primarily to higher gross profit levels in the Bronze and Marking Products segments. The increase in the Bronze segment gross profit reflected benefits of the segment's sales growth for the year, but was offset partially by higher material costs. The average cost of bronze ingot, the major raw material used in the production of the segment's memorial products, increased significantly during fiscal 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued.

Comparison of Fiscal 1995 and Fiscal 1994, continued:

The higher gross profit in the Marking Products segment resulted from an increase in international sales volume, more favorable product mix and reductions in various overhead costs. Graphic Systems gross profit and gross profit as a percent of sales declined from fiscal 1994 primarily due to a reduction in sales for the year. The decline in sales in the Graphic Systems segment and increased prices for bronze ingot resulted in a slight reduction in consolidated gross profit as a percent of sales.

Selling and administrative expenses for the year ended September 30, 1995 were $50.3 million, or 30.1% of sales, compared to $47.7 million, or 30.0% of sales, in fiscal 1994. Selling expenses increased $1.4 million, or 4.6%, over fiscal 1994, proportionate with the higher sales for the year. Selling expense for the year principally reflected higher marketing expenses and increased sales personnel costs in Australia and Europe for Marking Products. Administrative expense increased $1.2 million, or 6.7%, over the prior year. The increase in administrative expense primarily reflected normal growth in general and employee-related costs and an increase in research and development costs, principally in the Marking Products segment.

Operating profit for the year ended September 30, 1995 was $24.5 million, or 14.7% of sales compared to fiscal 1994 operating profit of $23.9 million, or 15.1% of sales. The operating profit increase of $549,000, or 2.3%, generally reflected higher sales in the Bronze and Marking Products segments offset by a decline in demand for printing plates of the Graphic Systems segment and higher bronze ingot costs.

Other income and deductions (net) for the year ended September 30, 1995 resulted in an increase in income before income taxes of $726,000 compared to an increase of $106,000 in fiscal 1994. Other income in fiscal 1995 primarily reflected higher investment income as a result of an increase in the Company's cash position. Cash and cash equivalents of the Company at September 30, 1995 were $39.2 million compared to $24.3 million at September 30, 1994. See "Liquidity and Capital Resources" for further discussion of the Company's cash position.

Interest expense for the year ended September 30, 1995 was $105,000 compared to $310,000 for fiscal 1994. The decrease in interest expense was principally a result of the repayment of all amounts outstanding under the Term Loan Agreement during fiscal 1994.

The Company's effective tax rate for the year ended September 30, 1995 was 38.4%, compared to 40.8% in fiscal 1994. The lower effective tax rate for fiscal 1995 is primarily the result of a reduction in the effect of foreign income taxes on the Company's consolidated tax position and favorable prior year federal income tax adjustments. The difference between the Company's effective tax rate and the federal statutory rate of 35% is principally the result of state and foreign income taxes.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued.

Comparison of Fiscal 1994 and Fiscal 1993:

Sales for the year ended September 30, 1994 were $158.7 million, representing an increase of $7.6 million, or 5.0%, over fiscal 1993. The higher sales reflected increases in the Company's Bronze and Graphic Systems segments. Bronze segment sales in fiscal 1994 increased $4.5 million, or 6.3%, over fiscal 1993 resulting from increases in both price and unit volume. The segment's total unit volume increased, particularly among cremation products. Sales in the Graphic Systems segment increased $3.7 million, or 9.5%, over fiscal 1993 resulting from an increase in unit volume, and a combination of higher prices and a more favorable product mix. The increase in unit volume reflected higher demand for the segment's principal product lines, particularly from national account customers. Sales in the Marking Products segment declined $573,000 (or 1.4%) below fiscal 1993. Fiscal 1994 sales were adversely affected by reductions in several European currencies against the U.S. dollar. In addition, the segment's lower sales for the fiscal year also reflected a slight decline in the sales volume of certain marking products, particularly in Germany.

Gross profit for the year ended September 30, 1994 was $71.6 million, or 45.1% of sales, compared to $64.1 million, or 42.4% of sales, for fiscal 1993. The increase in gross profit and gross profit as a percent of sales primarily reflected higher margins in the Graphic Systems and Bronze segments. Graphic Systems gross profit increased as a result of improvements in manufacturing efficiency, selling price increases and favorable changes in product mix. The increase in the Bronze segment gross profit is attributed mainly to improved cost / price relationships and continued benefits from improvements in the segment's manufacturing efficiency. Marking Products gross profit and gross profit as a percent of sales also increased over fiscal 1993. The increase in gross profit from the prior year related primarily to additional charges of $1.0 million recorded by Marking Products in fiscal 1993 for inventory write-offs and other adjustments, including a provision for restructuring the segment's Canadian operations. The segment's gross profit in fiscal 1994 was adversely affected by increased material costs for the Company's Italian subsidiary related to inventory and unfavorable exchange adjustments of $450,000. The Company's consolidated gross profit in fiscal 1994 also reflected a favorable adjustment in U.S. workers' compensation insurance costs.

Selling and administrative expenses for the year ended September 30, 1994 were $47.7 million, or 30.0% of sales, compared to $46.6 million, or 30.8% of sales, in fiscal 1993. Selling expense increased $2.3 million or 8.4%, over fiscal 1993. Selling expense was higher in the Graphic Systems and Bronze segments reflecting increased salaries and related benefits and commissions commensurate with the higher sales level of these segments. Administrative expense decreased $1.2 million, or 6.1%, from the prior year. Fiscal 1993 administrative expense included an additional charge of approximately $800,000 for a change in the amortization period of goodwill relative to Matthews Swedot AB. Fiscal 1994 selling and administrative expense also reflected reductions in marketing and research and development costs in Europe, favorable adjustments in U.S. workers' compensation insurance costs and general cost control efforts.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued.

Comparison of Fiscal 1994 and Fiscal 1993, continued:

Operating profit for the year ended September 30, 1994 was $23.9 million, or 15.1% of sales. Fiscal 1993 operating profit was $17.6 million, or 11.6% of sales. The operating profit increase of $6.3 million, or 36.1%, reflected the benefits of higher sales and related gross profit in the Bronze and Graphic Systems segments and the absence of unusual charges recorded by Marking Products last year for inventory write-offs and other adjustments and a change in the amortization period of goodwill.

Other income and deductions (net) for the year ended September 30, 1994 resulted in an increase in income before income taxes of $106,000 compared to a decrease of $396,000 in fiscal 1993. Other deductions in fiscal 1993 included expenses of $500,000 in connection with a public offering of the Company's common stock which did not occur during fiscal 1993 and losses on various fixed asset disposals. In fiscal 1994, other income primarily reflected higher investment income as a result of an increase in the Company's cash position. Other deductions in fiscal 1994 reflected additional charges of approximately $200,000 in connection with meeting certain foreign regulatory requirements.

Interest expense for the year ended September 30, 1994 was $310,000 compared to $595,000 for fiscal 1993. The decrease in interest expense was principally a result of the repayment of all amounts outstanding under the Term Loan Agreement during fiscal 1994.

The Company's effective tax rate for the year ended September 30, 1994 was 40.8%, compared to 39.9% in fiscal 1993. Fiscal 1994 was the first year for the full impact to the Company of the increased U.S. federal corporate income tax rate from 34% to 35%. The difference between the Company's effective tax rate and the federal statutory rate of 35% is principally the result of state and foreign income taxes.


Comparison of Fiscal 1993 and Fiscal 1992:

Sales for fiscal 1993 were $151.1 million and were $1.3 million, or 0.9%, higher than sales of $149.8 million for fiscal 1992. The slight growth in sales reflects increases in the Graphic Systems and Bronze segments, which were substantially offset by a decline in the Marking Products segment. Sales in the Graphic Systems segment increased $2.4 million, or 6.4%, over fiscal 1992 principally reflecting an increase in unit volume. Bronze segment sales in fiscal 1993 remained relatively level with fiscal 1992 sales (an increase of $139,000, or 0.2%, over fiscal 1992) despite a reduction in unit volume under the new three-year contract with the U.S. Veteran's Administration and the absence of granite block sales as a result of the May 1992 disposition of the segment's quarrying operations. An increase in the unit volume of sales to other customers and higher overall price levels more than offset these reductions. Sales in the Marking Products segment declined $1.2 million, or 2.8%, from fiscal 1992. Marking Products fiscal 1993 sales were adversely affected by significant reductions in several European currencies against the U.S. dollar and a decline in the demand for certain products as a result of weaker economic conditions, particularly within the European markets.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued.

Comparison of Fiscal 1993 and Fiscal 1992, continued:

Gross profit for fiscal 1993 was $64.1 million, or 42.4% of sales, compared to $65.2 million, or 43.5% of sales, for fiscal 1992. The reduction in gross profit and gross profit as a percent of sales primarily reflected the additional costs in fiscal 1993 associated with the adoption of SFAS No. 106. The reduction from fiscal 1992 also reflected lower margins in the Marking Products segment resulting from charges of approximately $1.0 million in connection with inventory write-offs and other adjustments, including a provision for restructuring the segment's Canadian operations.

Selling and administrative expenses for fiscal 1993 were $46.6 million, or 30.8% of sales, compared to $47.3 million, or 31.5% of sales, in fiscal 1992. Selling expense decreased slightly, $300,000 or 0.9%, from fiscal 1992 reflecting the comparable sales level with fiscal 1992 and a reduction in currency exchange rates. A reduction in administrative expense of $400,000, or 2.2%, from fiscal 1992 resulted from the termination of the Restricted Stock Plan (see "Liquidity and Capital Resources"). Expenses related to the appreciation of restricted stock, the majority of which were classified as administrative expense, were discontinued as of October 1, 1992. Increases in other administrative costs and the impact of a change in the amortization period of goodwill relative to Matthews Swedot AB of $800,000 partially offset the elimination of restricted stock expense. Selling and administrative expenses for fiscal 1993 also reflected additional costs relative to the adoption of SFAS No. 106.

Operating profit for fiscal 1993 was $17.6 million, or 11.6% of sales, compared to $17.9 million, or 12.0%, in fiscal 1992. Despite the beneficial effect of the termination of the Restricted Stock Plan, operating profit was negatively affected by additional costs of $800,000 in connection with the adoption of SFAS No. 106, the change in the amortization period of goodwill relative to Matthews Swedot AB and inventory write-offs in the Marking Products segment.

Other income and deductions (net) for fiscal 1993 resulted in a reduction in income before income taxes of $396,000 compared to an increase of $784,000 in fiscal 1992. Other deductions in fiscal 1993 included expenses of $500,000 in connection with a public offering of the Company's Common Stock which did not occur during fiscal 1993. In addition, fiscal 1993 reflected a decline in interest income due to a lower average cash balance and losses on various fixed asset disposals. In fiscal 1992, other income primarily included interest income and a gain of approximately $1.0 million on the sale of the Company's granite quarrying business and substantially all related properties in North Carolina and South Carolina. This gain was partially offset by a loss of approximately $300,000 on the sale of the Company's former corporate office building.

Fiscal 1993 interest expense was $595,000 compared to $711,000 in fiscal 1992. The decline from fiscal 1992 reflected lower rates and principal balances.

The Company's effective tax rate for fiscal 1993 was 39.9%, compared to 40.6% in fiscal 1992. The Company's consolidated effective rate decreased from fiscal 1992 due mainly to a change in enacted tax rates which resulted in an increase in the Company's net deferred tax asset position. The difference between the effective rate for fiscal 1993 and the federal statutory rate of 35% is principally the result of state and foreign income taxes.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued.

LIQUIDITY AND CAPITAL RESOURCES:

Consolidated working capital of the Company increased to $56.3 million at September 30, 1995, representing an increase of $15.3 million over working capital of $41.0 million at September 30, 1994. Consolidated working capital was $36.9 million at September 30, 1993. Cash and cash equivalents were $39.2 million at September 30, 1995 compared to $24.3 million at September 30, 1994 and $19.2 million at September 30, 1993. The Company's current ratio at September 30, 1995 was 3.5, compared to 2.9 and 3.0 at September 30, 1994 and 1993, respectively.

Cash flow from operations was $20.2 million for fiscal 1995, compared to $20.4 million for fiscal 1994 and $7.6 million for fiscal 1993. Operating cash flow for both fiscal 1995 and 1994 reflected the Company's strong earnings for the periods of $15.5 million and $14.0 million, respectively. The decline in operating cash flow for fiscal 1993 resulted principally from a cash distribution in connection with the termination of the Company's Restricted Stock Plan. On December 4, 1992, the Board of Directors terminated the plan and authorized the liquidation of all participants' appreciated value thereunder. Liquidation of all participants' appreciated value required a cash distribution of $13.8 million, which resulted in a current income tax benefit of approximately $5.3 million. The distribution was made on December 10, 1992. The redemption of restricted shares reduced total shares outstanding by 2,888,250 shares.

Cash used in investing activities was $2.7 million for fiscal 1995, compared to $3.2 million for fiscal 1994 and $7.4 million in fiscal 1993. Capital expenditures were $6.0 million, $3.9 million and $4.9 million in fiscal 1995, 1994 and 1993, respectively. The increase in capital expenditures in fiscal 1995 relates principally to the timing of anticipated capital spending projects. The capital budget for fiscal 1995 was $12.0 million compared to the 1994 capital budget of $7.2 million. Capital expenditures in the last three fiscal years reflected reinvestment in each of the Company's industry segments and were made primarily for the purchase of new manufacturing machinery, equipment and facilities designed to improve product quality, increase manufacturing efficiency and lower production costs. Capital expenditures for all three years were primarily financed through operating cash and the related assets are unencumbered. Capital spending for property, plant and equipment has averaged $4.9 million for the last three years. The capital budget for fiscal 1996 is $12.7 million. The Company expects to generate sufficient cash from operations to fund all anticipated capital spending projects.

Investing activities in fiscal 1995 reflected the sale of two of the Company's facilities. Two facilities of the Marking Products segment (one of the Company's Pittsburgh facilities and Canada) were sold during the year and the related operations were consolidated into other facilities of the Company. These sales did not have a material impact on the Company's results of operations for fiscal 1995. Investing activities also included notes receivable from designated officers and employees for the purchase of the Company's common stock under the Employees' Stock Purchase Plan. Loans made by the Company to officers and employees under this program amounted to $3.4 million in fiscal 1993. No loans were made in fiscal 1995 and 1994. Collections on loans to officers and employees were $1,520,000, $668,000 and $544,000 in fiscal 1995, 1994 and 1993, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued.

LIQUIDITY AND CAPITAL RESOURCES, continued:

Cash used in financing activities for fiscal 1995 was $2.7 million and represented repayments of $466,000 under capital lease obligations and cash dividends on common stock of $2.2 million. For the quarter ended September 30, 1995, the Company increased its quarterly cash dividend from $.06 per share to $.07 per share. Cash used in financing activities for fiscal 1994 was $12.3 million, primarily reflecting long-term debt repayments of $6.6 million and treasury stock redemptions under the Company's Employees' Stock Purchase Plan of $7.5 million. These amounts were partially offset by net proceeds of $2.0 million from an initial public offering of the Company's common stock (see "Initial Public Offering"). In addition, the Company increased its quarterly cash dividend from $.01 per share to $.06 per share effective with the quarter ended September 30, 1994. Cash used in financing activities in fiscal 1993 amounted to $1.3 million and primarily reflected net reductions in long-term debt and treasury stock activity. Financing activities in fiscal 1993 also reflected borrowings of $4.0 million under the Company's Revolving Credit and Term Loan Agreement, which were repaid prior to September 30, 1993. No amounts were outstanding under the Term Loan Agreement at September 30, 1995 and 1994.

Under the terms of the Revolving Credit and Term Loan Agreement, the Company may borrow principal amounts up to $6.0 million in the aggregate at various interest rate options approximating current market rates. The agreement requires the Company to maintain minimum levels of consolidated working capital and tangible net worth. There were no outstanding borrowings under this agreement at September 30, 1995, 1994 or 1993.

The Company has additional lines of credit for $3.0 million in U.S. dollars and $500,000 in Canadian dollars. These lines of credit provide for borrowings at the banks' prime interest rates. The Company has a foreign exchange line of credit of $200,000 for standby letters of credit to support performance guarantees, which bears interest at the bank's current market rates. The Company also maintains a multi-currency line of credit with a bank for 6 million French francs. The multi-currency line of credit bears interest at various rates based on market as determined by the bank. At September 30, 1995, approximately $45,000 of compensating balances were maintained in connection with the various lines of credit. There were no outstanding borrowings on the various lines of credit at September 30, 1995, 1994 and 1993.



INITIAL PUBLIC OFFERING:

On July 20, 1994, the Company and some of its shareholders completed an initial public offering of 1,380,000 shares of its Class A Common Stock at an offering price of $14 per share. Of the 1,380,000 shares, the Company sold 200,000 shares and the remaining 1,180,000 shares were sold by certain shareholders. The proceeds to the Company, after deducting commissions and estimated offering expenses, were $2.0 million. The Company applied its portion of the net proceeds to the repayment of outstanding indebtedness under the Term Loan Agreement. The Company did not receive any of the proceeds from the sale of 1,180,000 shares by the shareholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued.

INITIAL PUBLIC OFFERING, continued:

Immediately prior to the offering, the Articles of Incorporation were amended and restated to change the authorized common stock of the Company to 100 million shares, divided into two classes consisting of 70 million shares of Class A Common Stock, $1 par value, and 30 million shares of Class B Common Stock, $1 par value. The Company previously had one class of common stock, par value of $.10 per share, with 4,000,000 authorized shares. In connection with such amendment, each share of the Company's common stock outstanding immediately prior to the filing of the restated Articles of Incorporation with the Pennsylvania Secretary of State became fifteen shares of Class B Common Stock. All treasury stock was retired.

Under the Employees' Stock Purchase Plan, all outstanding shares of the Company's common stock prior to the offering were subject to option agreements of repurchase. Although the Company was not required to purchase any shareholders' stock, its consistent practice was to redeem all shares with respect to which an option of repurchase had arisen or which were voluntarily tendered. Subsequent to the offering, the Company will no longer continue its consistent practice of redeeming such shares.

Shares of Class A stock have one vote per share and are freely transferable subject to applicable securities laws. Shares of Class B stock have ten votes per share and are only transferable by a shareholder to the Company or to an active employee of the Company. If shareholders wish to otherwise sell Class B Common Stock, the Company may, at its discretion, purchase such shares at the fair market value per share of the Company's Class A Common Stock or permit shareholders to tender such shares to the Company in exchange for an equal number of shares of Class A Common Stock. The retirement, death or employment termination of a holder of Class B shares causes (except in limited circumstances) an automatic conversion of such stock to Class A shares.



FASB PRONOUNCEMENTS:

Effective October 1, 1992, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." Under SFAS No. 106, the Company is required to accrue the estimated cost of retiree benefits, other than pensions, ratably from the date of hire until the employee is eligible to receive the benefits. The cost of these benefits, which are principally health care and life insurance, were previously expensed by the Company when claims were paid. The Company elected to immediately recognize the cumulative effect of this change in accounting as a one-time charge to fiscal 1993 earnings of $17.8 million ($11.1 million net of income tax benefit), which represented the accumulated postretirement benefit obligation at October 1, 1992. In addition, this change resulted in an increase in fiscal 1993 operating expense of $835,000 ($518,000 net of income tax benefit).

The Company also adopted the provisions of SFAS No. 109, "Accounting for Income Taxes," effective October 1, 1992. SFAS No. 109 requires the use of the liability method of accounting for deferred income taxes. The cumulative effect of adopting SFAS No. 109 as of October 1, 1992 was a $221,000 increase in fiscal 1993 net income.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued.

FASB PRONOUNCEMENTS, continued:

In March 1995, the Financial Accounting Standards Board (FASB) issued SFAS
No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The pronouncement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. SFAS No. 121, when adopted, is not expected to have a material impact on the Company's financial position or results of operations. The pronouncement must be adopted by the Company by fiscal 1997.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


Description                                                               Pages
-----------                                                               -----

Independent Auditor's Report                                                23

Consolidated Balance Sheet                                                24-25

Consolidated Statement of Income                                            26

Consolidated Statement of Shareholders' Equity                              27

Consolidated Statement of Cash Flows                                        28

Notes to Consolidated Financial Statements                                29-42

Supplementary Financial Information                                         43

                          INDEPENDENT AUDITOR'S REPORT



To the Shareholders and
  Board of Directors of
  Matthews International Corporation:

We have audited the accompanying consolidated balance sheet of Matthews International Corporation and subsidiaries as of September 30, 1995 and 1994, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended September 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Matthews International Corporation and subsidiaries as of September 30, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 1995 in conformity with generally accepted accounting principles.

As discussed in Notes 10 and 11 to the consolidated financial statements, Matthews International Corporation changed its methods of accounting for postretirement benefits other than pensions and accounting for income taxes in 1993.



                                                      COOPERS & LYBRAND L.L.P.


Pittsburgh, Pennsylvania
November 16, 1995

              MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                          September 30, 1995 and 1994
                                  ----------

ASSETS                                                         1995            1994
                                                               ----            ----
Current assets:
  Cash and cash equivalents                               $ 39,204,010    $ 24,264,967
  Accounts and notes receivable:
    Trade                                                   28,145,651      26,733,873
    Officers and employees                                     268,136         309,665
    Other                                                      101,823          79,081

  Inventories (Note 2)                                      10,341,823       9,760,364
  Deferred income taxes                                        718,531         699,596
  Other current assets                                         456,265         769,444
                                                            ----------      ----------
    Total current assets                                    79,236,239      62,616,990



Accounts receivable, noncurrent                              1,401,056       1,402,129



Cemetery inventory, at average cost                          1,193,652         799,484



Property, plant and equipment, net (Note 3)                 38,021,777      38,249,276



Deferred income taxes (Note 11)                              6,602,396       5,308,051



Deferred expenses                                              868,856       1,005,359



Other assets                                                 5,522,261       5,521,689


Goodwill, net of accumulated amortization of
  $3,632,585 and $2,789,495, respectively (Note 1)           5,360,139       5,780,027
                                                           -----------     -----------


                                                          $138,206,376    $120,683,005
                                                           ===========     ===========

The accompanying notes are an integral part of these consolidated financial statements.
/TABLE

              MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET, continued
                          September 30, 1995 and 1994
                                  ----------

LIABILITIES AND SHAREHOLDERS' EQUITY                           1995            1994
                                                               ----            ----
Current liabilities:
  Long-term debt, current maturities                      $    433,465    $    423,263
  Trade accounts payable                                     5,181,954       4,699,634
  Accrued compensation                                       1,811,438       1,823,747
  Accrued vacation pay                                       2,542,442       2,563,636
  Profit distribution to employees                           3,590,944       3,924,351
  Accrued income taxes                                       1,165,805       1,248,377
  Customer prepayments                                       2,413,415       2,391,431
  Postretirement benefits, current portion                   1,329,237       1,098,948
  Other current liabilities                                  4,441,320       3,432,768
                                                            ----------      ----------
    Total current liabilities                               22,910,020      21,606,155

Long-term debt (Note 4)                                        270,092         745,616

Estimated cemetery costs (Note 5)                            2,143,085       1,941,210

Estimated finishing costs (Note 5)                           2,848,391       2,819,903

Postretirement benefits other than pensions (Note 10)       19,727,632      18,584,826

Deferred revenue and other liabilities                       3,508,752       3,622,027

Commitments and contingent liabilities (Note 12)

Shareholders' equity (Notes 6, 7 and 8):
  Common Stock:
    Class A, $1.00 par value, authorized 70,000,000
      shares, 4,009,753 and 1,380,000 shares issued
      at September 30, 1995 and 1994, respectively           4,009,753       1,380,000
    Class B, $1.00 par value, authorized 30,000,000
      shares, 4,840,597 and 7,470,350 shares issued
      at September 30, 1995 and 1994, respectively           4,840,597       7,470,350
  Preferred stock, $100 par value, authorized 10,000
    shares, none issued                                          -               -
  Additional paid-in capital                                 1,844,092       1,844,092
  Retained earnings                                         80,690,206      67,451,034
  Notes receivable from officers and employees              (2,765,452)     (4,285,463)
  Cumulative translation adjustment                         (1,820,792)     (2,496,745)
                                                           -----------     -----------
  Total shareholders' equity                                86,798,404      71,363,268
                                                           -----------     -----------

                                                          $138,206,376    $120,683,005
                                                           ===========     ===========

The accompanying notes are an integral part of these consolidated financial statements.

               MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
              for the years ended September 30, 1995, 1994 and 1993
                                   ----------

                                                 1995           1994           1993
                                                 ----           ----           ----
Sales                                       $166,747,781   $158,700,158   $151,094,305
Cost of goods sold                            92,018,514     87,086,449     86,965,710
                                             -----------    -----------    -----------
  Gross profit                                74,729,267     71,613,709     64,128,595

Selling expense                               31,146,043     29,788,416     27,485,392
Administrative expense                        19,125,520     17,916,353     19,077,321
                                             -----------    -----------    -----------
  Operating profit                            24,457,704     23,908,940     17,565,882

Other income                                   1,725,318        843,844        609,804
                                             -----------    -----------    -----------
                                              26,183,022     24,752,784     18,175,686
Other deductions:
  Interest expense                               104,820        309,939        594,513
  Other deductions from income                   998,939        737,588      1,006,587
                                             -----------    -----------    -----------
                                               1,103,759      1,047,527      1,601,100
                                             -----------    -----------    -----------
Income before income taxes and cumulative
  effect of changes in accounting principles  25,079,263     23,705,257     16,574,586

Income taxes (Note 11)                         9,628,028      9,677,091      6,618,543
                                             -----------    -----------    -----------
Income before cumulative effect of
  changes in accounting principles            15,451,235     14,028,166      9,956,043

Cumulative effect of changes in
  accounting principles for:
  Postretirement benefits, net of income
    tax benefit of $6,777,248 (Note 10)            -              -        (11,057,615)
  Income taxes (Note 11)                           -              -            220,889
                                             -----------    -----------    -----------
Net income (loss)                           $ 15,451,235   $ 14,028,166   $   (880,683)
                                             ===========    ===========    ===========
Earnings (loss) per share (Note 1):
  Before cumulative effect of changes
    in accounting principles                     $  1.75        $  1.56        $  1.07
  Changes in accounting principles for:
    Postretirement benefits                          -              -            (1.18)
    Income taxes                                     -              -              .02
                                                  ------         ------         ------
  Earnings (loss) per share                      $  1.75        $  1.56        $  (.09)
                                                  ======         ======         ======
Weighted average number of common
  shares outstanding (Note 1)                  8,850,350      8,982,353      9,312,105
                                               =========      =========      =========

The accompanying notes are an integral part of these consolidated financial statements.
/TABLE

                                      MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                     for the years ended September 30, 1995, 1994 and 1993
                                                          ----------

                                       Common     Additional                              Cumulative
                                        Stock       Paid-in      Retained      Notes     Translation     Treasury
                                      (Note 6)      Capital      Earnings    Receivable   Adjustment       Stock         Total
                                      ---------   ----------   -----------   ----------  -----------   -----------    ----------
Balance, September 30, 1992          $  400,000  $30,152,035  $101,944,973  $(2,079,466)  $  (88,178) $(48,542,503)  $81,786,861

Net loss                                                          (880,683)                                             (880,683)
Treasury stock transactions:
 Purchase of 46,651 shares                                                                              (5,213,628)   (5,213,628)
 Sale of 54,127 shares                             5,239,430                                               810,345     6,049,775
 Redemption of 192,550 shares of
  restricted stock                               (11,690,594)                                           (2,157,320)  (13,847,914)
Net increase in notes receivable                                             (2,873,686)                              (2,873,686)
Dividends, $.03 per share                                         (269,081)                                             (269,081)
Net translation adjustment                                                                (3,762,796)                 (3,762,796)
                                      ---------   ----------   -----------    ---------    ---------    ----------    ----------
Balance, September 30, 1993             400,000   23,700,871   100,795,209   (4,953,152)  (3,850,974)  (55,103,106)   60,988,848

Net income                                                      14,028,166                                            14,028,166
Treasury stock transactions:
 Purchase of 62,858 shares                                                                              (7,468,038)   (7,468,038)
 Sale of 5,651 shares                                548,568                                                92,507       641,075
Net decrease in notes receivable                                                667,689                                  667,689
Dividends, $.10 per share                                         (892,793)                                             (892,793)
Recapitalization:
 Retirement of treasury shares         (342,331) (24,249,439)  (37,886,867)                             62,478,637         -
 Stock split and par value change     8,592,681                 (8,592,681)                                                -
Initial public offering (Note 6):
 Issuance of 200,000 shares             200,000    2,600,000                                                           2,800,000
 Offering expenses                                  (755,908)                                                           (755,908)
Net translation adjustment                                                                 1,354,229                   1,354,229
                                      ---------   ----------   -----------    ---------    ---------    ----------    ----------
Balance, September 30, 1994           8,850,350    1,844,092    67,451,034   (4,285,463)  (2,496,745)        -        71,363,268

Net income                                                      15,451,235                                            15,451,235
Net decrease in notes receivable                                              1,520,011                                1,520,011
Dividends, $.25 per share                                       (2,212,063)                                           (2,212,063)
Net translation adjustment                                                                   675,953                     675,953
                                      ---------   ----------   -----------    ---------    ---------    ----------    ----------
Balance, September 30, 1995          $8,850,350  $ 1,844,092  $ 80,690,206  $(2,765,452) $(1,820,792) $      -       $86,798,404
                                      =========   ==========   ===========    =========    =========    ==========    ==========


                     The accompanying notes are an integral part of these consolidated financial statements.
/TABLE

              MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
             for the years ended September 30, 1995, 1994 and 1993

                                                            1995          1994          1993
Cash flows from operating activities:
 Net income (loss)                                      $15,451,235   $14,028,166   $  (880,683)
 Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
  Depreciation and amortization                           4,887,122     4,259,313     3,941,897
  Deferred taxes                                         (1,313,280)   (1,115,750)    4,748,629
  Changes in accounting principles                            -             -        10,836,726
  Net change in certain working capital items (Note 13)    (597,897)    2,220,580     1,538,235
  (Increase) decrease in accounts receivable, noncurrent      1,073      (177,602)     (144,021)
  (Increase) decrease in cemetery inventory                (394,168)       70,715       135,057
  Increase in other assets                                     (572)   (1,116,275)      (46,761)
  Increase in estimated finishing and cemetery costs        230,363       293,452       582,628
  Increase (decrease) in deferred revenue and
   expenses and other liabilities                            23,228       419,774        (3,468)
  Increase in postretirement benefits                     1,373,095     1,014,089       834,822
  Redemption and cancellation of restricted stock             -             -       (13,847,914)
  Loss on sale of property, plant and equipment              43,170        81,787       368,421
  Effect of exchange rate changes on operations             486,135       397,287      (510,869)
                                                         ----------    ----------    ----------
   Net cash provided by operating activities             20,189,504    20,375,536     7,552,699
                                                         ----------    ----------    ----------
Cash flows from investing activities:
 Acquisitions of property, plant and equipment           (5,976,264)   (3,929,271)   (4,921,475)
 Proceeds from property, plant and equipment disposals    1,736,869        34,517       348,856
 Loans made to officers and employees                         -             -        (3,417,927)
 Collections on loans to officers and employees           1,520,011       667,689       544,241
                                                         ----------    ----------    ----------
   Net cash used in investing activities                 (2,719,384)   (3,227,065)   (7,446,305)
                                                         ----------    ----------    ----------
Cash flows from financing activities:
 Proceeds from long-term debt                                 -             -         4,000,000
 Payments on long-term debt                                (465,322)   (6,600,083)   (5,888,821)
 Proceeds from initial public offering, net                   -         2,044,092         -
 Proceeds from the sale of treasury stock                     -           641,075     6 049,775
 Purchase of treasury stock                                   -        (7,468,038)   (5,213,628)
 Dividends                                               (2,212,063)     (892,793)     (269,081)
                                                         ----------    ----------    ----------
   Net cash used in financing activities                 (2,677,385)  (12,275,747)   (1,321,755)
                                                         ----------    ----------    ----------
Effect of exchange rate changes on cash                     146,308       152,522      (396,665)
                                                         ----------    ----------    ----------
Net increase (decrease) in cash and cash equivalents     14,939,043     5,025,246    (1,612,026)
Cash and cash equivalents at beginning of year           24,264,967    19,239,721    20,851,747
                                                         ----------    ----------    ----------
Cash and cash equivalents at end of year                $39,204,010   $24,264,967   $19,239,721
                                                         ==========    ==========    ==========
Cash paid during the year for:
  Interest                                              $   104,820   $   309,939   $   594,513
  Income taxes                                           11,023,880    10,073,283     2,977,144

    The accompanying notes are an integral part of these consolidated financial statements.
/TABLE

              MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  ----------


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation:

The consolidated financial statements include all foreign and domestic subsidiaries. All intercompany accounts and transactions have been eliminated.


Cash and Cash Equivalents:

For purposes of the consolidated statement of cash flows, the Company considers all investments purchased with a maturity of three months or less to be cash equivalents. The carrying amount of cash and cash equivalents approximates fair value due to the short-term maturities of these instruments. At
September 30, 1995, approximately $35,000,000 of the Company's cash and cash equivalents were invested with two financial institutions.


Foreign Currency:

Balance sheet accounts for foreign subsidiaries are translated into U.S. dollars at current exchange rates in effect at the balance sheet date. The gains or losses that result from this process are shown in the cumulative translation adjustment account in the shareholders' equity section of the balance sheet. The revenue and expense accounts of foreign subsidiaries are translated into U.S. dollars at the average exchange rates that prevailed during the period.


Inventories:

Inventories are stated at the lower of cost or market. Cost is determined on the last-in, first-out (LIFO) basis for Bronze and Graphic Systems inventories, the first-in, first-out basis for Matthews Swedot AB inventories and the average cost method for all other inventories.


Property, Plant and Equipment:

Property, plant and equipment are carried at cost. Depreciation of machinery and equipment is computed primarily on the straight-line method. Depreciation of buildings is computed using both straight-line and declining balance methods. Gains or losses from the disposition of assets are included in other income or other deductions from income. The cost of maintenance and repairs is charged against income as incurred. Renewals and betterments of a nature considered to extend the useful lives of the assets are capitalized.


Other Assets:

Other assets principally include prepaid pension assets (see Note 9) and the cash surrender value of life insurance, net of policy loans. No policy loans were outstanding at September 30, 1995 and 1994.

                                  ----------


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued:

Goodwill:

Goodwill, which represents the excess of cost over the estimated fair value of net assets of acquired businesses, is amortized using the straight-line method over periods of 10 and 20 years.


Income Taxes:

Deferred tax liabilities and assets are provided for the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse. Deferred income taxes for U.S. tax purposes have not been provided on the undistributed earnings of foreign subsidiaries, as such earnings are considered to be reinvested indefinitely. At September 30, 1995, undistributed earnings for which deferred U.S. income taxes have not been provided approximated $4,571,000. Determination of the amount of unrecognized U.S. deferred tax liability on these unremitted earnings is not practical as any taxes paid upon distribution to the Company would be offset, at least in part, by foreign tax credits under U.S. tax regulations.


Research and Development Expenses:

Research and development costs are expensed as incurred and approximated $2,138,000, $1,720,000 and $2,148,000 for the years ended September 30, 1995,
1994 and 1993, respectively.


Treasury Stock:

Treasury stock was carried at cost. The cost of treasury shares sold was determined on the average cost of shares held at the beginning of each fiscal year. During fiscal 1994, all treasury stock was retired (see Note 6).


Earnings Per Share:

Earnings per share is computed based on the weighted average number of shares of common stock outstanding during the year.


Revenue Recognition:

Pre-need sales of cemetery lots, mausoleum spaces and cemetery products (e.g., memorials and vaults) and services are primarily made through installment contracts with terms generally not exceeding 60 months. Revenues and costs are recognized on the installment basis over the contract period. The costs to provide cemetery products sold but uncompleted are reflected as estimated cemetery costs. All other revenues of the Company are recognized at the time of product shipment.

                                  ----------


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued:

Reclassifications:

Certain amounts in the 1994 and 1993 financial statements have been reclassified to conform to the current year presentation.



2.  INVENTORIES:

Inventories at September 30 consisted of the following:

                                                        1995           1994
                                                        ----           ----

Materials and finished goods                        $ 9,209,411    $ 8,697,118
Labor and overhead in process                           812,178        764,219
Supplies                                                618,907        540,557
Less LIFO reserve                                      (298,673)      (241,530)
                                                     ----------     ----------

                                                    $10,341,823    $ 9,760,364
                                                     ==========     ==========


The LIFO method of determining cost was used to value approximately 34% and 36% of inventories, before deducting LIFO reserves, at September 30, 1995 and 1994, respectively.



3.  PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment and the related accumulated depreciation at September 30 were as follows:
                                                        1995           1994
                                                        ----           ----

Buildings                                           $21,273,617    $22,537,078
Machinery and equipment                              35,850,622     33,483,893
                                                     ----------     ----------
                                                     57,124,239     56,020,971

Less accumulated depreciation                        24,407,809     21,821,201
                                                     ----------     ----------
                                                     32,716,430     34,199,770

Land                                                  3,281,726      3,551,734
Construction in progress                              2,023,621        497,772
                                                     ----------     ----------

                                                    $38,021,777    $38,249,276
                                                     ==========     ==========

                                  ----------


4.  LONG-TERM DEBT:

The Company has a Revolving Credit and Term Loan Agreement. Under terms of the agreement, the Company may borrow principal amounts up to $6,000,000 in the aggregate at various interest rate options approximating current market rates. The Revolving Credit and Term Loan Agreement requires the Company to maintain minimum levels of consolidated working capital and tangible net worth. On December 10, 1992, the Company borrowed $4,000,000 under this agreement which was repaid during fiscal 1993. At September 30, 1995 and 1994, no amounts were outstanding under this agreement.

During fiscal 1991, the Company converted all outstanding borrowings under the Revolving Credit and Term Loan Agreement into a separate seven-year term loan. All outstanding borrowings under the term loan were repaid in fiscal 1994.

Long-term debt at September 30, 1995 and 1994 of $703,557 and $1,168,879, respectively, (which included $433,465 and $423,263, respectively, classified as long-term debt, current maturities) consisted of obligations under capital lease agreements. The Company maintains certain manufacturing and computer equipment under capital lease agreements which expire in fiscal 1997 and provide for renewal or purchase options. Future minimum lease payments under these leases are $448,985 and $299,084 in fiscal 1996 and 1997, respectively, which include an amount representing interest of $44,512.

Assets under capital leases are depreciated by the straight-line method over the estimated useful lives of the assets. Cost and accumulated amortization of assets under capital leases were $2,073,290 and $1,249,082, respectively, at September 30, 1995 and $2,073,290 and $888,250, respectively, at September 30, 1994.

At September 30, 1995 and 1994, the Company had additional lines of credit of $3,000,000 in U.S. dollars and $500,000 in Canadian dollars. These lines of credit provide for borrowings at the banks' prime interest rates. The Company has a foreign exchange line of credit of $200,000 for standby letters of credit to support performance guarantees. The Company also maintains a multi-currency line of credit with a bank for 6,000,000 French francs. The multi-currency line of credit bears interest at various rates based on market as determined by the bank. Compensating balances of approximately $45,000 and $270,000 were maintained by the Company at September 30, 1995 and 1994, respectively, in connection with the various lines of credit. There were no borrowings outstanding on the various lines of credit at September 30, 1995 and 1994.


5.  ESTIMATED CEMETERY COSTS AND ESTIMATED FINISHING COSTS:

Estimated cemetery costs represent current costs of providing various cemetery-related products and services sold to customers on a pre-need basis. Estimated costs for finishing have been provided for bronze memorials, vases and granite bases which have been manufactured, sold to customers and placed in storage for future delivery.

                                  ----------


6.  SHAREHOLDERS' EQUITY:

On July 20, 1994, the Company and some of its shareholders completed an initial public offering of 1,380,000 shares of its Class A Common Stock at an offering price of $14 per share. Of the 1,380,000 shares, the Company sold 200,000 shares and the remaining 1,180,000 shares were sold by certain shareholders. The proceeds to the Company, after deducting commissions and offering expenses, were $2,044,092. The Company did not receive any of the proceeds from the sale of 1,180,000 shares by the shareholders. Prior to the offering, no shares of Class A Common Stock had been outstanding and there had been no established public trading market for the Company's common stock.

Immediately prior to the offering, the Articles of Incorporation were amended and restated to change the authorized common stock of the Company to 100,000,000 shares, divided into two classes consisting of 70,000,000 shares of Class A Common Stock, $1 par value, and 30,000,000 shares of Class B Common Stock, $1 par value. The Company previously had one class of common stock, par value of $.10 per share, with 4,000,000 authorized shares. In connection with such amendment, each share of the Company's common stock outstanding immediately prior to the filing of the restated Articles of Incorporation became, effective upon the filing of the restated Articles of Incorporation with the Pennsylvania Secretary of State, fifteen shares of Class B Common Stock. All treasury stock was retired. The consolidated financial statements reflect the effects of this 15-for-1 common stock split for all periods presented.

Shares of Class A Common Stock have one vote per share and are freely transferable subject to applicable securities laws. Shares of Class B Common Stock have ten votes per share and are only transferable by a shareholder to the Company or to an active employee of the Company. The Company may, at its discretion, purchase such shares at the fair market value per share of the Company's Class A Common Stock or permit shareholders to tender such shares to the Company in exchange for an equal number of shares of Class A Common Stock. During fiscal 1995, 2,629,753 shares of Class B Common Stock were exchanged for an equal number of shares of Class A Common Stock.


7.  NOTES RECEIVABLE FROM OFFICERS AND EMPLOYEES:

Notes receivable from officers and employees arise from purchases of common stock by designated officers and employees under the Employees' Stock Purchase Plan and, as of September 30, 1995 and 1994, included $1,575,269 and $2,550,316, respectively, due from officers. Each note bears interest ranging from 6.35% to 9% per annum (depending on the date of inception or renewal) and is due five years from the date of its execution, which period may be, and in some instances has been, extended by the Executive Committee. There are 516,450 shares of the Company's common stock owned by borrowers pledged as collateral on the notes as of September 30, 1995.

                                  ----------


8.  RESTRICTED STOCK PLAN:

Under the terms of the Company's Restricted Stock Plan, certain eligible, specified managerial employees were granted restricted shares of the Company's common stock from time to time in consideration of, and as an incentive to, service and continued service by such employees. Increases in the value of restricted shares were charged to operating expense as compensation and were credited to restricted stock which, for financial statement presentation, was included with additional paid-in capital. Effective October 1, 1992, the Board of Directors of the Company terminated the plan and authorized the liquidation of all participants' appreciated value thereunder. Liquidation of all participants' appreciated value required a cash distribution of $13,847,914, which resulted in an income tax benefit of approximately $5,300,000. The distribution was made on December 10, 1992. The redemption of restricted shares reduced total shares outstanding by 2,888,250 shares.


9.  PENSION PLANS:

The Company maintains noncontributory, defined benefit pension plans covering substantially all U.S. and Canadian employees. The plans provide benefits based on years of service and average monthly earnings for the highest five consecutive years during the ten years immediately preceding termination of employment. The Company's funding policy for the plans is to contribute annually the amount recommended by its consulting actuaries, subject to statutory provisions. The Company has reached the full-funding limitation and, accordingly, is not permitted to make deductible contributions for tax purposes to its pension plans during periods of such excess funding. Consequently, no contributions were made to the plans for the plan years ended July 31, 1995, 1994 and 1993.

In addition, the Company has a Supplemental Retirement Plan which provides for supplemental pension benefits to certain executive officers of the Company. Upon normal retirement under this plan, such individuals who meet stipulated age and service requirements are entitled to receive monthly supplemental retirement payments, in addition to their pension under the Company's retirement plan, based on final average monthly earnings. Benefits under this plan do not vest until age 55; the Supplemental Retirement Plan is unfunded.

Pension expense (income) included the following components:

                                            1995          1994          1993
                                            ----          ----          ----
Service cost - benefits
  earned during the year               $ 1,675,738   $ 1,749,941   $ 1,573,741
Interest cost on projected
  benefit obligation                     3,007,169     2,854,976     2,767,771
Actual return on plan assets            (6,701,003)     (487,554)   (3,905,865)
Net amortization and deferral            2,210,749    (4,035,874)     (710,776)
                                         ---------     ---------     ---------

Net pension expense (income)           $   192,653   $    81,489   $  (275,129)
                                         =========     =========     =========

                                  ----------

9.  PENSION PLANS, continued:

The following table sets forth the funded status of the regular U.S. plan and the Supplemental Retirement Plan and the amounts recognized in the Company's consolidated financial statements at September 30, 1995 and 1994, which were determined as of August 1, 1995 and 1994, respectively:

                                                     1995                        1994
                                           -------------------------   -------------------------
                                             Regular    Supplemental     Regular    Supplemental
                                           -----------  ------------   -----------  ------------
Actuarial value of benefit obligation:
  Vested benefit obligation                $32,118,747  $ 1,425,529    $29,625,074  $ 1,274,971
                                            ==========    =========     ==========    =========
  Accumulated benefit obligation           $32,804,232  $ 1,504,739    $30,312,122  $ 1,376,709
                                            ==========    =========     ==========    =========
Plan assets at fair value, primarily
  equity and fixed income securities       $47,592,791        -        $42,962,409        -

Projected benefit obligation for
  participants' service rendered to date   (39,555,653)  (1,827,879)   (36,949,388)  (1,701,238)
                                            ----------    ---------     ----------    ---------
Plan assets in excess of (less than)
 projected benefit obligation                8,037,138   (1,827,879)     6,013,021   (1,701,238)

Unrecognized transition asset
 being recognized over 15 years             (2,018,976)       -         (2,422,770)       -

Unrecognized prior service cost                984,418      373,697      1,082,820      423,981

Unrecognized net (gain) loss                (3,254,116)     157,496       (959,879)     208,496

Adjustment to recognize minimum liability        -         (208,053)         -         (307,948)
                                            ----------    ---------     ----------    ---------
Prepaid (accrued) pension                  $ 3,748,464  $(1,504,739)   $ 3,713,192  $(1,376,709)
                                            ==========    =========     ==========    =========

Prepaid and accrued pension costs are included in other assets and deferred revenue and other liabilities, respectively.

Actuarial assumptions are evaluated and revised as necessary as of August 1 each year. The weighted average discount rate used in determining the actuarial present value of the projected benefit obligation was 8.0% at August 1, 1995 and 1994 and 7.5% at August 1, 1993. The rate of increase in future compensation levels was 4.5% at August 1, 1995, 1994 and 1993. The expected long-term rate of return on assets was 9.0% at August 1, 1995 and 1994 and 9.5% at August 1, 1993.


10.  POSTRETIREMENT BENEFITS OTHER THAN PENSIONS:

The Company provides certain health care and life insurance benefits for substantially all retired employees. These health and life insurance benefits are unfunded and are provided through an insurance company. Employees are assumed to be eligible for these retiree benefits generally after attaining age 55 where age plus years of service equal at least 75.

                                  ----------


10.  POSTRETIREMENT BENEFITS OTHER THAN PENSIONS, continued:

Effective October 1, 1992, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." Under SFAS No. 106, the Company is required to accrue the estimated cost of retiree benefits, other than pensions, ratably from the date of hire until the employee is eligible to receive the benefits. The cost of these benefits were previously expensed by the Company when claims were paid. The Company elected to immediately recognize the cumulative effect of this change in accounting as a one-time charge to earnings of $17,834,863 ($11,057,615 net of income tax benefit), which represented the accumulated postretirement benefit obligation at October 1, 1992.

Net periodic postretirement benefit cost included the following components:

                                               1995        1994         1993
                                               ----        ----         ----
Service cost - benefits attributed to
  employee service during the year         $  472,206   $  477,630   $  404,934
Interest cost on accumulated
  postretirement benefit obligation         1,632,554    1,541,621    1,554,998
                                            ---------    ---------    ---------

Net periodic postretirement benefit cost   $2,104,760   $2,019,251   $1,959,932
                                            =========    =========    =========

The following table sets forth the plan's funded status reconciled with the amount shown in the Company's balance sheet at September 30:

                                                         1995          1994
                                                         ----          ----
Accumulated postretirement benefit obligation:
  Retirees                                           $12,035,710   $10,251,717
  Fully eligible active plan participants              1,039,817       874,944
  Other active plan participants                       8,761,497     9,257,146
                                                      ----------    ----------

                                                      21,837,024    20,383,807

Unrecognized prior service cost                          504,562         -

Unrecognized net loss                                 (1,284,717)     (700,033)
                                                      ----------    ----------

Accumulated postretirement benefit obligation        $21,056,869   $19,683,774

Current portion                                        1,329,237     1,098,948
                                                      ----------    ----------

                                                     $19,727,632   $18,584,826
                                                      ==========    ==========

                                  ----------


10.  POSTRETIREMENT BENEFITS OTHER THAN PENSIONS, continued:

The weighted average discount rate used in determining the accumulated postretirement benefit obligation at September 30, 1995 and 1994 was 8.25%. The rate for compensation increases at September 30, 1995 and 1994 was 4.5%.

For measurement purposes, a 7.6% annual rate of increase in the per capita cost of health care benefits was assumed for 1996; the rate was assumed to decrease gradually to 5.0% for 2003 and remain at that level thereafter. The health care cost trend rate has a significant effect on the amounts reported. An increase in the assumed health care cost trend rates by one percentage point in each year would have increased the accumulated postretirement benefit obligation as of September 30, 1995 by 10.4% and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year then ended by 12.1%.


11.  INCOME TAXES:

Effective October 1, 1992, the Company adopted the provisions of SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires the use of the liability method of accounting for deferred income taxes. Under this method, deferred tax liabilities and assets are provided for the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates. The cumulative effect of adopting SFAS No. 109 as of October 1, 1992 was a $220,889 decrease in fiscal 1993 net loss.

The provision for income taxes consisted of the following:

                                           1995          1994          1993
                                           ----          ----          ----
Current:
  Federal                              $ 8,430,866   $ 8,325,741   $ 1,140,519
  State                                  1,886,148     1,961,429       246,450
  Foreign                                  624,294       505,671       482,945
                                        ----------    ----------     ---------
                                        10,941,308    10,792,841     1,869,914

Deferred                                (1,313,280)   (1,115,750)    4,748,629
                                        ----------     ---------     ---------
Total                                  $ 9,628,028   $ 9,677,091   $ 6,618,543
                                        ==========     =========     =========

The Company's foreign subsidiaries had income (losses) before income taxes for the years ended September 30, 1995, 1994 and 1993 of approximately $462,000, $(788,000) and $9,000, respectively.

                                  ----------


11.  INCOME TAXES, continued:

The components of the net deferred tax asset at September 30 were as follows:

                                                         1995          1994
                                                         ----          ----
Deferred tax assets:
  Accrued vacation pay                               $   620,626   $   622,769
  Estimated finishing costs                              714,999       638,119
  Postretirement benefits other than pensions          8,212,179     7,676,671
  Installment sales                                    1,092,937     1,017,177
  Foreign subsidiary losses                            1,186,821       691,275
  Other                                                  300,148       302,812
                                                      ----------    ----------
                                                      12,127,710    10,948,823
                                                      ----------    ----------
Deferred tax liabilities:
  Pension costs                                         (955,165)   (1,030,299)
  Depreciation                                        (3,074,966)   (3,090,627)
  Deferred gain on sale of facilities                   (646,326)     (668,512)
  Deferred commissions                                  (130,326)     (151,738)
                                                      ----------    ----------
                                                      (4,806,783)   (4,941,176)
                                                      ----------    ----------
Net deferred tax asset                                 7,320,927     6,007,647

Less current portion                                     718,531       699,596
                                                      ----------    ----------
                                                     $ 6,602,396   $ 5,308,051
                                                      ==========    ==========


The components of the provision for deferred income taxes were as follows:

                                           1995          1994          1993
                                           ----          ----          ----
Accrued vacation pay                   $     2,143   $   (27,724)   $  (22,729)
Estimated finishing costs                  (76,880)      (67,559)     (158,825)
Postretirement benefits other
  than pensions                           (535,508)     (395,494)     (503,929)
Restricted stock plan                        -             -         5,328,971
Installment sales                          (75,760)     (135,972)     (139,153)
Foreign subsidiary losses                 (495,546)     (691,275)        -
Pension costs                              (75,134)      (31,905)      131,785
Depreciation                               (15,661)      256,366       130,521
Deferred gain on sale of facilities        (22,186)      (44,696)      (68,036)
Other                                      (18,748)       22,509        50,024
                                        ----------    ----------    ----------

                                       $(1,313,280)  $(1,115,750)  $ 4,748,629
                                        ==========    ==========    ==========

                                  ----------


11.  INCOME TAXES, continued:

At September 30, 1995, the Company had foreign net operating loss carryforwards of approximately $5,600,000, principally related to its European subsidiaries. Approximately $700,000 of these carryforwards expire between 2000 and 2002, while the remainder have an indefinite carryforward period. The Company has recorded a valuation allowance of approximately $1,200,000 and $1,000,000, respectively, at September 30, 1995 and 1994 related to the carryforwards.

The reconciliation of the federal statutory tax rate to the consolidated effective tax rate is as follows:
                                           1995          1994          1993
                                           ----          ----          ----
Federal statutory tax rate                 35.0 %        35.0 %        35.0 %
Effect of state income taxes,
  net of federal deduction                  4.5           5.1           4.1
Foreign taxes in excess of
  federal statutory rates                  ( .9)           .4           2.7
Impact of tax rate changes                   -             -           ( .9)
Other                                      ( .2)           .3          (1.0)
                                           ----          ----          ----
Effective tax rate                         38.4 %        40.8 %        39.9 %
                                           ====          ====          ====

During 1993, the maximum federal statutory tax rate increased to 35% for U.S. Corporations with taxable income in excess of $10 million. This change in enacted tax rates resulted in an increase in net deferred tax assets and a reduction in fiscal 1993 income tax expense of $147,162.


12.  COMMITMENTS AND CONTINGENT LIABILITIES:

The Company operates various production and office facilities and equipment under operating lease agreements expiring at various dates through 1997.
Annual rentals under these and other operating leases were $2,089,000, $2,131,000 and $2,465,000 in 1995, 1994 and 1993, respectively. Minimum rental commitments for future years are not material.

The Company is party to various legal proceedings generally incidental to its business. The eventual outcome of these matters is not predictable, and it is possible that their resolution could be unfavorable to the Company. Although the ultimate disposition of these proceedings is not presently determinable, management is of the opinion, based on the facts now known to it, that they should not result in liabilities in an amount which would materially affect the consolidated financial position or annual results of operations of the Company.

The Company was contingently liable as guarantor of employees' bank borrowings for approximately $478,000 at September 30, 1994. Subsequent to the public offering, the program ended in fiscal 1995 and the Company was no longer a guarantor of any employees' bank borrowings at September 30, 1995.

                                  ----------

13.  SUPPLEMENTAL CASH FLOW INFORMATION:

Changes in working capital items (excluding cash and cash equivalents, deferred income taxes, long-term debt, current maturities and postretirement benefits, current portion) consisted of the following:

                                           1995          1994          1993
                                           ----          ----          ----
Current assets:
  Accounts and notes receivable        $ 1,392,991   $ 2,917,664   $  (196,402)
  Inventories                              581,459      (964,612)   (1,402,750)
  Other current assets                    (313,179)      250,391      (303,711)
                                         ---------     ---------     ---------
                                         1,661,271     2,203,443    (1,902,863)
                                         ---------     ---------     ---------
Current liabilities:
  Trade accounts payable                   482,320       458,589      (775,431)
  Accrued compensation                     (12,309)      (46,463)      116,385
  Accrued vacation pay                     (21,194)      245,241       226,162
  Profit distribution to employees        (333,407)      857,151       343,455
  Accrued income taxes                     (82,572)      719,558    (1,041,087)
  Customer prepayments                      21,984       803,758       300,139
  Other current liabilities              1,008,552     1,386,189       465,749
                                         ---------     ---------     ---------
                                         1,063,374     4,424,023      (364,628)
                                         ---------     ---------     ---------

Net increase (decrease)                $   597,897   $(2,220,580)  $(1,538,235)
                                         =========     =========     =========

14.  STOCK OPTION PLAN:

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

During fiscal 1995, by action of the Compensation Committee of the Company's Board of Directors, certain officers and other management personnel were granted nonstatutory stock options to purchase a combined total of 477,500 shares of the Company's Class A Common Stock. On December 9, 1994, options to purchase 377,500 shares were granted at an exercise price of $14.25 per share. Of these grants, options to purchase 58,000 shares had been cancelled by September 30, 1995. On May 19, 1995, options to purchase 100,000 shares were granted at an exercise price of $16.375 per share. The outstanding options are exercisable in various share amounts based on the attainment of certain market value levels of Class A Common Stock, but, in the absence of such events, are exercisable in full for a one-week period beginning five years from the date of grant. The options are not exercisable within six months from the date of grant and expire on the earlier of ten years from the date of grant, upon employment termination, or within specified time limits following voluntary employment termination (with consent of the Company), retirement or death.

                                  ----------


15.  SEGMENT INFORMATION:

Sales and operating profit of the Company's business segments were as follows:

                       Graphic       Marking
                       Systems       Products       Bronze    Eliminations  Consolidated
                      ----------    ----------    ----------  ------------  ------------
Sales to unaffi-
 liated customers:
1995                 $42,360,000   $44,356,157   $80,031,624        -       $166,747,781
1994                  43,024,980    40,610,034    75,065,144        -        158,700,158
1993                  39,309,853    41,183,302    70,601,150        -        151,094,305

Intersegment sales:
1995                      33,610       211,040        18,975  $  (263,625)         -
1994                      37,289       179,940        22,954     (240,183)         -
1993                      55,996       173,857       321,623     (551,476)         -

Operating profit:
1995                   4,253,769     2,032,915    18,171,020        -         24,457,704
1994                   5,083,101     1,318,281    17,507,558        -         23,908,940
1993                   2,774,653      (473,101)   15,264,330        -         17,565,882


Information related to assets identifiable to segments is:

                       Graphic       Marking
                       Systems       Products       Bronze       Other      Consolidated
                      ----------    ----------    ----------   ----------   ------------
Identifiable assets:
1995                 $19,545,364   $23,787,942   $36,096,768  $58,776,302   $138,206,376
1994                  19,003,458    24,893,567    33,602,927   43,183,053    120,683,005
1993                  18,769,096    24,752,763    31,170,858   35,876,224    110,568,941

Depreciation expense:
1995                   1,049,438       999,435     1,590,125      572,218      4,211,216
1994                     877,452       878,146     1,349,866      533,731      3,639,195
1993                     743,855       821,118     1,232,275      502,515      3,299,763

Capital expenditures:
1995                   1,868,994       931,116     2,909,655      266,499      5,976,264
1994                     880,069       854,989     1,991,690      202,523      3,929,271
1993                   1,216,323       744,107     1,913,629    1,047,416      4,921,475

Fiscal 1994 operating profit for the Marking Products segment reflected unfavorable charges of approximately $450,000 representing inventory, currency exchange and other adjustments of its Italian operation. Fiscal 1993 operating profit for the Marking Products segment was unfavorably affected by charges of approximately $1,800,000 in connection with inventory write-offs and other adjustments, a provision for restructuring the segment's Canadian operations and the impact of a change in the amortization period of goodwill for Matthews Swedot AB.

                                  ----------


15.  SEGMENT INFORMATION, continued:

Intersegment sales are accounted for at negotiated prices. Operating profit is total revenue less operating expenses.

Identifiable assets include those assets which are used in the Company's operations in each segment. Corporate headquarters' assets are included in Other and principally consist of cash and cash equivalents and the headquarters' administration building.

Information about the Company's operations in different geographic areas is as follows:

                      United
                      States       Canada     Australia     Europe    Eliminations  Consolidated
                    -----------   ---------   ---------   ----------  ------------  ------------
Sales to unaffi-
 liated customers:
1995               $135,078,165  $8,044,331  $9,710,776  $13,914,509         -      $166,747,781
1994                133,037,135   7,637,341   8,324,132    9,701,550         -       158,700,158
1993                125,945,611   7,752,795   7,517,017    9,878,882         -       151,094,305

Transfers between
 geographic areas:
1995                  7,581,885     260,007       -        2,280,101  $(10,121,993)        -
1994                  6,540,921     304,046       -        1,869,722    (8,714,689)        -
1993                  5,681,394     341,482       -        2,050,784    (8,073,660)        -

Operating profit:
1995                 23,505,940    (228,905)  1,491,977     (311,308)        -        24,457,704
1994                 24,250,415    (155,309)  1,492,069   (1,678,235)        -        23,908,940
1993                 17,594,263    (267,198)  1,338,729   (1,099,912)        -        17,565,882

Identifiable
 assets:
1995                130,465,301   5,261,030   8,558,234   14,362,677   (20,440,866)  138,206,376
1994                115,426,107   5,266,413   7,943,970   12,780,753   (20,734,238)  120,683,005
1993                106,704,160   5,661,038   6,456,320   10,722,790   (18,975,367)  110,568,941


                      SUPPLEMENTARY FINANCIAL INFORMATION

Selected Quarterly Financial Data (Unaudited):

The following table sets forth certain items included in the Company's unaudited consolidated financial statements for each quarter of fiscal 1995 and fiscal 1994.

                                            Quarter Ended
                        -----------------------------------------------------    Year Ended
                        December 31     March 31      June 30    September 30   September 30
                        -----------   -----------   -----------  ------------   ------------
FISCAL YEAR 1995:
Sales                   $40,085,805   $42,085,583   $42,729,909   $41,846,484   $166,747,781

Gross profit             18,363,567    18,905,291    19,141,451    18,318,958     74,729,267

Operating profit          6,363,694     6,349,380     6,357,717     5,386,913     24,457,704

Net income                3,909,665     4,080,628     4,142,376     3,318,566     15,451,235

Earnings per share              .44           .46           .47           .38           1.75



FISCAL YEAR 1994:
Sales                   $37,981,327   $39,734,580   $40,644,593   $40,339,658   $158,700,158

Gross profit             17,078,248    17,696,966    18,122,874    18,715,621     71,613,709

Operating profit          6,199,958     6,285,722     5,939,981     5,483,279     23,908,940

Net income                3,616,840     3,716,148     3,390,631     3,304,547     14,028,166

Earnings per share              .38           .42           .39           .37           1.56

/TABLE

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no changes in accountants or disagreements on accounting or financial disclosure between the Company and Coopers & Lybrand L.L.P., Certified Public Accountants, for the fiscal years ended September 30, 1995, 1994 and 1993.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The following information as of November 30, 1995 is furnished with respect to each director and executive officer:

Name                            Age        Positions with Registrant
----                            ---        -------------------------

William M. Hauber                66        Chairman of the Board

David M. Kelly                   53        President and Chief Executive
                                           Officer

Geoffrey D. Barefoot             48        President, Graphic Systems
                                           Division and Director

Edward J. Boyle                  49        Controller

William A. Coates                66        Director

David J. DeCarlo                 50        President, Bronze Division
                                           and Director

Richard C. Johnson               49        Vice President, Corporate
                                           Development and Human Resources

Thomas N. Kennedy                60        Senior Vice President, Chief
                                           Financial Officer and
                                           Treasurer and Director

George C. Oehmler                69        Director

John P. O'Leary, Jr.             48        Director

James L. Parker                  57        Senior Vice President, General
                                           Counsel and Secretary and Director

William J. Stallkamp             56        Director



William M. Hauber, a Director of the Company since 1973, was elected Chairman of the Board in December 1987, was President and Chief Executive Officer from 1981 through 1992 and had been Chief Executive Officer from January 1993 until his retirement as an officer of the Company on October 1, 1995. Mr. Hauber is expected to continue as a director of the Company.

David M. Kelly was appointed President and Chief Operating Officer of the Company in April 1995 and President and Chief Executive Officer effective October 1, 1995. He was appointed as a Director of the Company in May 1995. Prior to joining the Company, he worked for Carrier Corporation as Senior Vice President from 1993 to 1995; Vice President, Strategic Planning and Global Purchasing from 1992 to 1993; President, North American Operations from 1990 to 1992; and Vice President, Manufacturing - North American Operations prior thereto.

Geoffrey D. Barefoot, a Director of the Company since 1990, was elected President, Graphic Systems Division in November 1993. Prior thereto, he was Vice President and Division Manager, Graphic Systems beginning in March 1988.

Edward J. Boyle was elected Controller in January 1991 and was Manager, Accounting and Taxes of the Company prior thereto. Effective December 1, 1995, Mr. Boyle has been appointed to the position of Vice President, Accounting & Finance.

William A. Coates, a Director of the Company since 1992, retired in 1989 as Executive Vice President, Technology, Quality and Operations Services, Westinghouse Electric Corporation.

David J. DeCarlo, a Director of the Company since 1987, was elected President, Bronze Division in November 1993. Prior thereto, he was Senior Vice President and Division Manager of Bronze beginning in January 1991 and Vice President and Division Manager of Bronze beginning in March 1986.

Richard C. Johnson was elected Vice President, Corporate Development and Human Resources in December 1991. He was Manager of Corporate Development and Human Resources beginning in May 1991 and Manager of Corporate Development prior thereto.

Thomas N. Kennedy, a Director of the Company since 1987, was elected Senior Vice President, Chief Financial Officer and Treasurer in January 1991. Prior thereto, he was Vice President - Treasurer beginning in March 1986.
Mr. Kennedy retired as an officer of the Company effective December 1, 1995, but is expected to continue as a Director.

George C. Oehmler, a Director of the Company since 1982, is President, Director and member of the Executive Committee of the World Affairs Council of Pittsburgh. He retired in 1986 as Corporate Vice President of Allegheny International, Inc. Mr. Oehmler passed away December 10, 1995.

John P. O'Leary, Jr., a Director of the Company since 1992, has been President and Chief Executive Officer of Tuscarora, Incorporated, a plastics manufacturer, since 1990. Prior thereto, he was President - Western Region of such company. Mr. O'Leary is also a director of First Western Bancorp, Inc.

James L. Parker, a Director of the Company since 1981, was elected Senior Vice President, General Counsel and Secretary in January 1991. Prior thereto, he was Vice President, General Counsel and Secretary beginning in 1976.

William J. Stallkamp, a Director of the Company since 1981, is an Executive Vice President of Mellon Bank, N.A. See "Certain Relationships and Related Transactions."

Board Committees:

The Executive Committee is appointed by the Board of Directors to have and exercise during the periods between Board meetings all of the powers of the Board of Directors, except that the Executive Committee may not elect directors, change the membership of or fill vacancies in the Executive Committee, change the By-Laws of the Company or exercise any authority specifically reserved by the Board. The membership of the Executive Committee since October 1, 1994 consisted of the following:

October 1, 1994 to October 1, 1995          Messrs. Hauber, Parker and Kennedy
October 1, 1995 to December 1, 1995         Messrs. Kelly, Parker, Kennedy,
                                              DeCarlo and Barefoot
December 1, 1995 to the date of             Messrs. Kelly, Parker, DeCarlo and
   this report                                Barefoot


The principal function of the Audit Committee, the members of which are Messrs. Stallkamp (Chairman), Oehmler and O'Leary, is to endeavor to assure the integrity and adequacy of financial statements issued by the Company. It is intended that the Audit Committee will review internal auditing systems and procedures as well as the activities of the public accounting firm performing the external audit.

The principal function of the Compensation Committee, the members of which are Messrs. Coates (Chairman), Oehmler and Stallkamp, and, beginning October 1, 1995, Mr. Hauber, is to review periodically the suitability of the remuneration arrangements (including benefits) for the principal officers of the Company and to administer the Company's 1992 Stock Incentive Plan.


Compliance with Section 16(a) of the Securities Exchange Act:

On June 2, 1995, David M. Kelly filed an amended Form 3 with the Securities and Exchange Commission, reporting ownership of the Company's stock as of his employment commencement date, April 3, 1995. Former officer and director, R.T. Busteed also did not file with the Company a Form 5 with respect to his stock options. Apart from such matters, the Company is aware of no delinquent filings of Securities and Exchange Commission Forms 3, 4 or 5 during the period September 30, 1994 through November 30, 1995 by any holder of the registrant's equity securities.

ITEM 11.  EXECUTIVE COMPENSATION.

The following table sets forth the individual compensation information for the fiscal years ended September 30, 1995, 1994 and 1993 for the Company's Chief Executive Officer and the four most highly compensated executive officers.

                           SUMMARY COMPENSATION TABLE

                                          Annual                Long-Term
                                       Compensation           Compensation
                                     -----------------   -----------------------
                                                           Awards       Payouts
                                                           ------       -------       All
                                                         Securities                  Other
Name of Individual                                       Underlying       LTIP      Compen-
and Principal Position      Year      Salary     Bonus     Options      Payouts      sation
----------------------      ----     -------    -------  ----------    ---------    -------
                                       (1)        (2)     (Shares)        (3)         (4)
William M. Hauber (5)       1995    $305,070   $276,700      None        None      $546,285
Chairman of the Board and   1994     290,256    275,085      None        None       474,639
Chief Executive Officer     1993     286,500    165,278      None     $3,333,480    329,956

David M. Kelly (6)          1995    $125,004   $ 94,233    100,000       None         None
Director, President and
Chief Operating Officer

David J. DeCarlo            1995     177,636    162,132     43,000       None         3,851
Director and President,     1994     169,224    161,168      None        None         3,408
Bronze Division             1993     162,756    130,961      None      1,219,870      3,158

James L. Parker             1995     143,580    111,633     33,000       None       424,311
Director, Senior Vice       1994     139,296    121,430      None        None       375,478
President, General          1993     137,694     80,593      None      2,369,351    260,496
Counsel and Secretary

Thomas N. Kennedy (7)       1995     136,884     97,304     33,000       None       106,991
Director, Senior Vice       1994     128,892    102,178      None        None        93,952
President, Chief Financial  1993     127,413     72,175      None      1,664,545     65,462
Officer and Treasurer

(1)  Includes salaries.  Also includes directors' fees for fiscal year 1993.
(2)  Includes management incentive plan and supplemental management incentive payments and, for Mr. Kelly, an amount equal to his life insurance premium cost.  At his request, the
     Company does not provide life insurance for Mr. Kelly, but in lieu thereof pays to him annually the amount which the Company would have paid in premiums to provide coverage, considering his position and age.  Such amonuts are not included in calculating other
     Company benefits for Mr. Kelly.  The amount paid to Mr. Kelly in lieu of life insurance for 1995 was $4,100.  The Company has adopted a management incentive plan for officers and key management personnel.  Participants in such plan are not eligible for the
     Company's profit distribution plan.  The incentive plan is based on attainment of established personal goals and on divisional and Company performance for the fiscal year.  In addition, payments include a supplement in amounts which are sufficient to pay annual interest expense on the outstanding notes of management under the Company's
     Designated Employee Stock Purchase Plan and to pay medical costs which are not otherwise covered by a Company plan.  As of the date of the Company's Initial Public Offering
     (July 20, 1994), no further notes have been issued under the Designated Employee Stock
     Purchase Plan.

ITEM 11.  EXECUTIVE COMPENSATION, continued.

(3)  Represents distribution of all appreciation accumulated under the Company's Restricted
     Stock Plan during the six-year period that the Plan was in effect.  On December 4, 1992, the Board of Directors of the Company terminated the Restricted Stock Plan, which had been in effect since 1986, and all risks of forfeiture thereunder and authorized the liquidation of all participants' accrued value under the Plan.  As provided by the
     Restricted Stock Plan, restricted share value was limited to the difference between book value at September 30, 1992 of $7.45 per share and base price per share.  The distribution was made on December 10, 1992 and did not impact fiscal 1993 earnings because the appreciation had been accrued in the previous six years.  Redemption of restricted shares reduced total outstanding shares of the Company's common stock by
     2,888,250 shares.  If the Restricted Stock Plan had not been terminated, the fiscal
     1993 pre-tax earnings of the Company would have been approximately $1.5 million lower and its Consolidated Adjusted Book Value would have decreased concurrently.
(4)  Includes stock appreciation right benefits, educational assistance for dependent children and premiums for term life insurance.  Messrs. Hauber, Parker and Kennedy previously have exchanged a portion of their respective common stock shareholdings for an equivalent number of stock appreciation rights, pursuant to which the Company credits and pays annually an amount equal to the participation value of all units so acquired.  Participation value of each unit is the amount of earnings per share of common stock adjusted to account for retiree benefits on a cash basis, calculated on the basis of the weighted average number of unrestricted shares outstanding during the fiscal year.  Stock appreciation right benefits expire upon retirement or death.  Each officer of the Company is provided term life insurance coverage in an amount approximately equivalent to three times his respective salary.  Amounts reported in this column for the named officers in fiscal 1995, 1994 and 1993 include the following respective life insurance benefit costs:  Mr. Hauber, $17,193, $5,932 and $5,408;
     Mr. DeCarlo, $1,851, $2,408 and $2,158; Mr. Parker, $3,135, $2,371 and $2,144; and
     Mr. Kennedy, $3,491, $2,264 and $1,974.  Educational assistance for dependent children is provided to any officer or employee of the Company whose child meets the scholastic eligibility criteria and is attending an eligible college or university.  Mr. DeCarlo received educational assistance benefits of $2,000 in fiscal 1995 and $1,000 in fiscal
     1994 and 1993.  See also note (2).
(5)  Mr. Hauber retired as Chief Executive Officer effective October 1, 1995, but is expected to continue as a director.
(6)  Mr. Kelly joined the Company on April 3, 1995 and was elected Chief Executive Officer effective October 1, 1995.  Mr. Kelly has an employment arrangement with the Company which provides that, in the event of his discharge without cause prior to April 3, 1998, he will receive additional compensation of double his annual base salary rate as of the discharge date.  Such arrangement further provides for the life insurance payments described in note (2) above and the waiver of minimum service for vesting purposes described below under
     "Retirement Plan."
(7)  Mr. Kennedy retired as an officer December 1, 1995, but is expected to continue as a director.


The Summary Compensation Table does not include expenses to the Company of incidental benefits of a limited nature to executive officers including use of Company vehicles, club memberships, dues, or tax planning services. The Company believes such incidental benefits are in the conduct of the Company's business, but, to the extent such benefits and use would be considered personal benefits, the value thereof is not reasonably ascertainable and does not exceed, with respect to any individual named in the compensation table, the lesser of $50,000 or 10% of the annual compensation reported in such table.

                    Option / SAR Grants in Last Fiscal Year

                                                                         Potential Realized
                                                                          Value at Assumed
                                                                          Annual Rates of
                                                                            Stock Price
                                                                          Appreciation for
                       Individual Grants                                    Option Term
-----------------------------------------------------------------      ----------------------
                               Percent
                               of Total
                 Number of     Options
                 Securities   Granted to   Exercise
                 Underlying   Employees     or Base
                   Options    in Fiscal      Price     Expiration
Name               Granted       Year      per Share      Date            5%           10%
--------------   ----------   ----------   ---------   ----------      --------      --------
W.M. Hauber          None         --          --           --             --            --

D.M. Kelly         100,000       20.9%      $16.375      5/19/05     $1,029,800    $2,609,800

D.J. DeCarlo        43,000        9.0%      $14.25       12/9/04        385,366      $976,573

J.L. Parker         33,000        6.9%      $14.25       12/9/04        295,746       749,463

T.N. Kennedy (2)    33,000        6.9%      $14.25       12/9/04        197,164       499,642


(1)  All options were granted at market value as of the date of grant.  Options are exercisable in various share amounts based on the attainment of certain market value levels of Class A
     Common Stock, but, in the absence of such events, are exercisable in full for a one-week period beginning five years from the date of grant.  The options are not exercisable within six months from the date of grant and expire on the earlier of ten years from the date of grant, upon employment termination, or within specified time limits following voluntary employment termination (with consent of the Company), retirement or death.

(2)  In accordance with plan provisions, options for 11,000 shares were cancelled effective with
     Mr. Kennedy's retirement on December 1, 1995.



Retirement Plan:

The Company's domestic retirement plan is noncontributory and provides benefits based upon length of service and final average earnings. Generally, employees age 21 with one year of continuous service are eligible to participate in the retirement plan. The benefit formula is 3/4 of 1% of the first $550 of final average monthly earnings plus 1-1/4% of the excess times years of credited service (maximum 35). The plan is an insured, defined benefit plan and covered compensation is limited generally to base salary or wages. Benefits are not subject to any deduction or offset for Social Security.

In addition to benefits provided by the Company's retirement plan, the Company has a Supplemental Retirement Plan, which provides for supplemental pension benefits to executive officers of the Company designated by the Board of Directors, including those named in the Summary Compensation Table. Upon normal retirement under this plan, such individuals who meet stipulated age and service requirements are entitled to receive monthly supplemental retirement payments which, when added to their pension under the Company's retirement plan and their maximum anticipated Social Security primary insurance amount, equal, in total, 1.85% of final average monthly earnings (including incentive compensation) times the individual's years of continuous service (subject to a maximum of 35 years). Upon early retirement under this plan, reduced benefits will be provided, depending upon age and years of service. Benefits under this plan do not vest until age 55 and the attainment of 15 years of continuous service. However, in order to recruit Mr. Kelly, the Company waived such minimum service requirement with respect to Mr. Kelly. No benefits will be payable under such supplemental plan following the voluntary employment termination or death of any such individual. The Supplemental Retirement Plan is unfunded; however, a provision has been made on the Company's books for the actuarially computed obligation.

The following table shows the total estimated annual retirement benefits payable at normal retirement under the above plans for the individuals named in the Summary Compensation Table at the specified executive remuneration and years of continuous service:


                                        Years of Continuous Service
     Covered               ----------------------------------------------------
   Remuneration               15         20         25         30         35
------------------         --------   --------   --------   --------   --------
     $125,000              $ 34,688   $ 46,250   $ 57,813   $ 69,375   $ 80,938
      150,000                41,625     55,500     69,375     83,250     97,125
      175,000                48,563     64,750     80,938     97,125    113,313
      200,000                55,500     74,000     92,500    111,000    129,500
      225,000                62,438     83,250    104,063    124,875    145,688
      250,000                69,375     92,500    115,625    138,750    161,875
      300,000                83,250    111,000    138,750    166,500    194,250
      400,000               111,000    148,000    185,000    222,000    259,000
      450,000               124,875    166,500    208,125    249,750    291,375
      500,000               138,750    185,000    231,250    277,500    323,750

The table shows benefits at the normal retirement age of 65, before applicable reductions for social security benefits. The Employee Retirement Income Security Act of 1974 places limitations, which may vary from time to time, on pensions which may be paid under federal income tax qualified plans, and some of the amounts shown on the foregoing table may exceed the applicable limitation. Such limitations are not currently applicable to the Company's supplemental retirement plan.

Estimated years of continuous service for each of the individuals named in the Summary Compensation Table, as of October 1, 1995 and rounded to the next higher year, are: Mr. Hauber, 35 years; Mr. Kelly, 1 year; Mr. DeCarlo,
11 years; Mr. Parker, 29 years; and Mr. Kennedy, 24 years.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION:

The Company's Compensation Committee consists entirely of directors who are not officers of or employed by the Company, namely Messrs. Coates, Oehmler and Stallkamp, and, beginning October 1, 1995, Mr. Hauber. Until such date, Mr. Hauber was an officer of the Company. See "Certain Relationships and Related Transactions."




COMPENSATION OF DIRECTORS:

A fee plan for directors of the Company was approved by the shareholders at the annual meeting held February 17, 1995. Pursuant to such plan, directors who are not also officers of the Company receive 800 shares of the Company's Class A Common Stock as an annual retainer fee. Each director may elect to be paid these shares on a current basis or have such shares credited to a deferred stock account as phantom stock. In addition, each such director is paid $800 for every meeting of the Board of Directors attended and (other than a Chairman) $500 for every committee meeting attended. The Chairman of a committee of the Board of Directors is paid $700 for every committee meeting attended. No other remuneration is otherwise paid by the Company to any director for services as a director.

Prior to fiscal year 1995, directors who were not also officers of the Company were paid directors' fees of $12,000 per year. Members of the Audit and Compensation Committees who were not also officers of the Company received $100 for each meeting of such committee held in conjunction with a meeting of the Board of Directors and $250 for each meeting of such committee held otherwise. No other remuneration was otherwise paid by the Company to any director for services as a director. Prior to and during fiscal year 1993, directors who were also officers of the Company were paid directors' fees of $5,250 per year. For fiscal 1994 and thereafter, such directors are no longer paid directors' fees.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

(a)(b)  Security Ownership of Certain Beneficial Owners and Management

The Company's Articles of Incorporation divide its voting stock into three classes: Preferred Stock and Class A and Class B Common Stock. At the present time, none of the Preferred Stock is issued or outstanding. The following information is furnished with respect to persons who the Company believes, based on its records, beneficially own more than five percent of the outstanding shares of Class A and Class B Common Stock of the Company, and with respect to directors and officers. Those individuals with more than five percent of such shares could be deemed to be "control persons" of the Company.

This information is as of November 30, 1995.

                           Number of                   Number of
                         Class A Shares              Class B Shares
    Name of               Beneficially     Percent    Beneficially     Percent
Beneficial Owner (1)         Owned (2)     of Class      Owned (2)     of Class
----------------         --------------    --------  --------------    --------
Directors and Officers:
----------------------
W.M. Hauber (3)              473,675          9.5%         None            -
D.M. Kelly                    17,000          0.3         23,000          0.6%
G.D. Barefoot                  None            -         104,500          2.7
W.A. Coates                   11,700          0.2          None            -
D.J. DeCarlo                   None            -         194,995          5.0
T.N. Kennedy (3)             145,490          2.9          None            -
G.C. Oehmler                     500           *           None            -
J.P. O'Leary, Jr.              5,000          0.1          None            -
J.L. Parker (3)               45,000          0.9        672,760         17.3
W.J. Stallkamp                 2,000           *           None            -
All directors and
 officers as a group         704,865         14.9      1,129,505         29.0

Other:
-----
W. Witte                       None            -         267,840          6.9

 *   Less than 0.1%

(1) The mailing address of each beneficial owner is the same as that of the Registrant.

(2) The nature of the beneficial ownership for all shares is sole voting and investment power, except those of Mr. Oehmler, whose shares were owned jointly with his spouse, and as to which voting and investment power were shared. Mr. Oehmler passed away on December 10, 1995.

(3) On November 22, 1995, a Registration Statement on Form S-3 was filed with the Securities and Exchange Commission on behalf of Messrs. Hauber, Kennedy and Parker for the sale of 800,000 shares of Class A Common Stock. Of the 800,000 shares, 600,000 shares are being offered by Mr. Parker, 100,000 shares are being offered by Mr. Hauber and 100,000 shares are being offered by Mr. Kennedy. As of December 15, 1995, the sale of such shares had not occurred.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, continued.

(c)  Changes in Control:

The Company knows of no arrangement which may, at a subsequent date, result in a change in control of the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Securities and Exchange Commission requires disclosure of certain business transactions or relationships between the Company, or its subsidiaries, and other organizations with which any of the Company's directors are affiliated as an owner, partner, director, officer or employee. Briefly, disclosure is required where such a business transaction or relationship meets the standards of significance established by the Securities and Exchange Commission with respect to the types and amounts of business transacted. The Company is aware of no transaction requiring disclosure pursuant to this item during the past fiscal year except as stated herein. Mellon Bank, N.A., of which Mr. Stallkamp is an officer, is the Company's principal bank. During the past year, the Company engaged in banking transactions with such bank, and it is anticipated that the Company may make secured or unsecured loans and engage in other banking transactions with Mellon Bank, N.A. in the future.

The Company has a Revolving Credit and Term Loan agreement with Mellon Bank, N.A. Under terms of the agreement, the Company may borrow principal amounts up to $6 million at various interest rate options approximating current market rates. The Revolving Credit and Term Loan agreement requires the Company to maintain minimum levels of consolidated working capital and tangible net worth. This agreement will expire March 31, 1996 unless extended by the parties. At November 30, 1995, no amounts were outstanding under this agreement.

The Company also had a seven-year Term Loan Agreement with Mellon Bank, N.A. During fiscal 1994, the outstanding balance under the Term Loan Agreement was repaid. See Note 4 of the Notes to Consolidated Financial Statements.

The following officers and directors were indebted to the Company on notes carrying annual interest rates of not less than 6.5% or more than 8% (depending on the date of inception or renewal) which were issued under the Company's Designated Employee Stock Purchase Plan, as referred to in Note 7 of the Notes to Consolidated Financial Statements:
                                        Highest Amount
                                      Outstanding During            Amount
                                        the Year Ended          Outstanding at
                                      September 30, 1995      November 30, 1995
                                      ------------------      -----------------
Geoffrey D. Barefoot                      $ 254,536               $ 188,351
Edward J. Boyle                             149,338                 108,085
David J. DeCarlo                            676,887                 530,182
Richard C. Johnson                          181,446                 131,861
Thomas N. Kennedy                           309,845                   None
James L. Parker                             575,280                 287,684

The Company has annually made supplemental management incentive payments to officers and other employees indebted on such notes in amounts equal to the interest paid by such persons on their respective notes. Since the date of the Company's Initial Public Offering (July 20, 1994), no further notes have been issued under the Designated Employee Stock Purchase Plan.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) 1.  Financial Statements:

The following items are included in Part II, Item 8:

                                                                          Pages
                                                                          -----
Independent Auditor's Report                                                23

Consolidated Balance Sheet                                               24-25

Consolidated Statement of Income                                            26

Consolidated Statement of Shareholders' Equity                              27

Consolidated Statement of Cash Flows                                        28

Notes to Consolidated Financial Statements                                29-42

Supplementary Financial Information                                         43


2.  Financial Statement Schedules:

Financial statement schedules have been omitted for the reason that the information is not required or is otherwise given in the consolidated financial statements and notes thereto.


3.  Exhibits Filed:

The index to exhibits is on pages 58-60.



(b)  Reports on Form 8-K:

None

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 14, 1995.


                                             MATTHEWS INTERNATIONAL CORPORATION
                                             ----------------------------------
                                                        (Registrant)


                                          By           David M. Kelly
                                             ----------------------------------
                                               David M. Kelly, President and
                                                  Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on December 14, 1995:


            Signature                                   Title
            ---------                                   -----


          David M. Kelly                 President and Chief Executive Officer
----------------------------------         and Director (Principal Executive
          David M. Kelly                               Officer)




         Edward J. Boyle                 Vice President, Accounting and Finance
----------------------------------           (Principal Accounting Officer)
         Edward J. Boyle



        William M. Hauber                        Chairman of the Board
----------------------------------
        William M. Hauber




       Geoffrey D. Barefoot                            Director
----------------------------------
       Geoffrey D. Barefoot



        William A. Coates                              Director
----------------------------------
        William A. Coates

        David J. DeCarlo                               Director
----------------------------------
        David J. DeCarlo



        Thomas N. Kennedy                              Director
----------------------------------
        Thomas N. Kennedy



                                                       Director
----------------------------------
       John P. O'Leary, Jr.



         James L. Parker                               Director
----------------------------------
         James L. Parker



       William J. Stallkamp                            Director
----------------------------------
       William J. Stallkamp

              MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                                   EXHIBITS
                                    INDEX
                                  ----------


The following Exhibits to this report are filed herewith or, if marked with an asterisk (*), are incorporated by reference. Exhibits marked with an "a" represent a management contract or compensatory plan, contract or arrangement required to be filed by Item 601(b)(10)(iii) of Regulation S-K.


Exhibit                                             Prior Filing or Sequential
  No.     Description                               Page Numbers Herein
-------   -----------                               --------------------------

  3.1     Restated Articles of Incorporation *      Exhibit Number 3.1 to Form
                                                    10-K for the year ended
                                                    September 30, 1994

  3.2     By-laws *                                 Exhibit Number 3.2 to Form
                                                    10-K for the year ended
                                                    September 30, 1994

  4.1 a   Form of Employee Stock Purchase           Exhibit Number 4.1 to Form
          Agreement Entered into by                 10-K for the year ended
          Designated Key Employees *                September 30, 1983

  4.2 a   Form of Employee Stock Purchase           Exhibit Number 4.2 to Form
          Agreement Entered into by                 10-K for the year ended
          Designated Key Employees                  September 30, 1993
          (effective October 1, 1993) *

  4.3 a   Representative Form of Option             Exhibit Number 10.2 to Form
          Agreement of Repurchase *                 S-2 Registration Statement
                                                    (No. 33-79538) filed on
                                                    June 1, 1994

  4.4 a   Form of Revised Option Agreement          Exhibit Number 4.2 to Form
          of Repurchase *                           10-K for the year ended
                                                    September 30, 1983

  4.5 a   Form of Revised Option Agreement          Exhibit Number 4.5 to Form
          of Repurchase (effective                  10-K for the year ended
          October 1, 1993) *                        September 30, 1993

  4.6 a   Employees' Stock Purchase Plan *          Exhibit Number 4.6 to Form
                                                    10-K for the year ended
                                                    September 30, 1993

  4.7 a   Restricted Stock Plan *                   Exhibit Number 4.5 to Form
                                                    10-K for the year ended
                                                    September 30, 1987

  4.8 a   Form of Option Agreement of               Exhibit Number 4.6 to Form
          Repurchase - Restricted Stock Plan *      10-K for the year ended
                                                    September 30, 1987

                                  ----------

Exhibit                                             Prior Filing or Sequential
  No.     Description                               Page Numbers Herein
-------   -----------                               --------------------------

  4.9     Form of Share Certificate for             Exhibit Number 4.9 to Form
          Class A Common Stock *                    10-K for the year ended
                                                    September 30, 1994

  4.10    Form of Share Certificate for             Exhibit Number 4.10 to Form
          Class B Common Stock *                    10-K for the year ended
                                                    September 30, 1994

 10.1 a   Supplemental Retirement Agreement         Exhibit Number 10.1 to Form
          between the Registrant and Thomas F.      10-K for the year ended
          Purner, Jr., dated July 6, 1983 *         September 30, 1983

 10.2 a   Form of Stock Appreciation Right          Exhibit Number 10.2 to Form
          Agreement *                               10-K for the year ended
                                                    September 30, 1983

 10.3 a   Form of Agreement which amends the        Exhibit Number 19.1 to Form
          Option Agreement of Repurchase with       10-Q for the quarter ended
          Respect to Major Shareholders *           March 31, 1988

 10.4     Revolving Credit and Term Loan            Exhibit Number 10.7 to Form
          Agreement *                               10-K for the year ended
                                                    September 30, 1986

 10.5 a   Supplemental Retirement Plan *            Exhibit Number 10.8 to Form
                                                    10-K for the year ended
                                                    September 30, 1988

 10.6     Term Loan Agreement and Promissory        Exhibit Number 10.9 to Form
          Note *                                    10-K for the year ended
                                                    September 30, 1991

 10.7 a   Form of Termination Agreement -           Exhibit Number 10.8 to Form
          Restricted Stock Plan *                   10-K for the year ended
                                                    September 30, 1992

 10.8 a   Written Description of Matthews           Exhibit Number 10.9 to Form
          International Corporation Management      10-K for the year ended
          Incentive Compensation Plan *             September 30, 1992

 10.9 a   1992 Stock Incentive Plan *               Exhibit Number 10.9 to Form
                                                    S-2 Registration Statement
                                                    (No. 33-79538) filed on
                                                    June 1, 1994

 10.10a   Form of Stock Option Agreement *          Exhibit Number 10.1 to Form
                                                    10-Q for the quarter ended
                                                    December 31, 1994

                                  ----------

Exhibit                                             Prior Filing or Sequential
  No.     Description                               Page Numbers Herein
-------   -----------                               --------------------------

 10.11a   1994 Director Fee Plan *                  Exhibit Number 10.1 to Form
                                                    10-Q for the quarter ended
                                                    March 31, 1995

 10.12a   1994 Employee Stock Purchase Plan *       Exhibit Number 10.2 to Form
                                                    10-Q for the quarter ended
                                                    March 31, 1995

  11      Computation of Earnings Per Share         Filed Herewith

  21      Subsidiaries of the Registrant            Filed Herewith

  23      Consent of Independent Public             Filed Herewith
          Accountants

  99      Annual Report on Form 11-K:
          Employee Stock Purchase Plan              Filed Herewith


Copies of any Exhibits will be furnished to shareholders upon written request. Requests should be directed to Mr. James L. Parker, Senior Vice President, General Counsel and Secretary of the Registrant.