Form 10-Q
period 1995-12-31
MATTHEWS INTERNATIONAL CORP
filed 1996-02-09
CIK 63296

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  Form 10-Q


[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934


For The Quarterly Period Ended December 31, 1995

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

     Class of Common Stock                  Outstanding at January 31, 1996

   Class A - $1.00 par value                       5,480,434 shares
   Class B - $1.00 par value                       3,369,916 shares

                            PART I - FINANCIAL INFORMATION
                 MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                                              December 31, 1995         September 30, 1995
                                                              -----------------         ------------------
ASSETS
Current assets:
Cash and cash equivalents                                          $ 13,301,874               $ 39,204,010
Short-term investments                                                6,518,027                      -
Accounts and notes receivable, net                                   26,115,023                 28,515,610
Inventories:
 Materials and finished goods                          $10,374,685                $ 9,209,411
 Labor and overhead in process                             673,705                    812,178
 Supplies                                                  772,399                    618,907
 Less LIFO reserve                                        (298,673)                  (298,673)
                                                        ----------                 ----------
                                                                     11,522,116                 10,341,823
Other current assets                                                  1,196,516                  1,174,796
                                                                     ----------                 ----------
  Total current assets                                               58,653,556                 79,236,239

Investments                                                          19,995,611                      -
Property, plant and equipment:  Cost                    63,506,312                 62,429,586
 Less accumulated depreciation                         (25,382,099)               (24,407,809)
                                                        ----------                 ----------
                                                                     38,124,213                 38,021,777
Deferred income taxes and other assets                               15,966,978                 15,588,221
Goodwill                                                              5,232,171                  5,360,139
                                                                    -----------                -----------
Total assets                                                       $137,972,529               $138,206,376
                                                                    ===========                ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Long-term debt, current maturities                                      436,564                    433,465
Accounts payable                                                      4,057,076                  5,181,954
Accrued compensation                                                  4,943,319                  7,944,824
Accrued income taxes                                                  3,206,627                  1,165,805
Customer prepayments and other current liabilities                    5,689,021                  8,183,972
                                                                     ----------                 ----------
 Total current liabilities                                           18,332,607                 22,910,020

Long-term debt                                                          159,778                    270,092
Estimated cemetery and finishing costs                                5,125,234                  4,991,476
Postretirement benefits                                              19,951,909                 19,727,632
Deferred revenue and other liabilities                                3,549,073                  3,508,752

Shareholders' equity:
 Common stock:  Class A, par value $1.00                 5,020,250                  4,009,753
                Class B, par value $1.00                 3,830,100                  4,840,597
 Other shareholders' equity                             82,003,578                 77,948,054
                                                        ----------                 ----------
                                                                     90,853,928                 86,798,404
                                                                    -----------                -----------
Total liabilities and shareholders' equity                         $137,972,529               $138,206,376
                                                                    ===========                ===========

                 MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                                                               Three Months Ended
                                                                  December 31,
                                                           --------------------------
                                                              1995            1994
                                                              ----            ----

Sales                                                    $ 41,185,350    $ 40,085,805

Cost of sales                                              22,602,002      21,722,238

Selling and administrative expenses                        12,131,095      11,999,873
                                                           ----------      ----------

Operating profit                                            6,452,253       6,363,694


Other income (deductions), net                                404,625         170,330

Interest expense                                               21,359          18,541
                                                           ----------      ----------

Income before income taxes                                  6,835,519       6,515,483

Income taxes                                                2,589,530       2,605,818
                                                           ----------      ----------

Net income                                               $  4,245,989    $  3,909,665
                                                           ==========      ==========



Earnings per share                                             $  .48          $  .44
                                                                =====           =====

Dividends per share                                            $  .07          $  .06
                                                                =====           =====

Weighted average number of
  common shares outstanding                                 8,850,350       8,850,350
                                                            =========       =========


                 MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                               Three Months Ended
                                                                  December 31,
                                                           --------------------------
                                                              1995            1994
                                                              ----            ----
Cash flows from operating activities:
 Net Income                                              $  4,245,989     $ 3,909,665
 Adjustments to reconcile net income to net cash
   provided by operating activities:
  Depreciation and amortization                             1,249,725       1,119,889
  Deferred taxes                                             (197,098)       (116,007)
  Net increase in certain working capital items            (3,474,422)     (2,898,624)
  Increase in accounts receivable, noncurrent                  29,726         (26,452)
  (Increase) decrease in cemetery inventory                  (199,439)        (18,454)
  Decrease in other noncurrent assets                           9,489           7,627
  Increase in estimated finishing and cemetery costs          133,758          56,077
  Decrease in deferred revenue and expenses and
    other liabilities                                          40,893         (50,903)
  Increase in postretirement benefits                         224,277         264,173
  Net loss on sale of property, plant and equipment             9,474           6,588
  Effect of exchange rate changes on operations               (30,866)         10,721
                                                           ----------       ---------
    Net cash provided by operating activities               2,041,506       2,264,300
                                                           ----------       ---------
Cash flows from investing activities:
 Acquisitions of property, plant and equipment             (1,304,795)       (719,331)
 Proceeds from disposals of property,
   plant and equipment                                          3,931          13,617
 Purchases of short-term investments                       (6,393,000)          -
 Purchases of investments                                 (20,000,000)          -
 Collections on loans to officers and employees               485,883         352,012
                                                           ----------       ---------
    Net cash used in investing activities                 (27,207,981)       (353,702)
                                                           ----------       ---------
Cash flows from financing activities:
 Payments on long-term debt                                  (107,215)       (103,040)
 Proceeds from the sale of treasury stock                       -               -
 Purchases of treasury stock                                    -               -
 Dividends paid                                              (619,455)       (530,685)
                                                           ----------       ---------
    Net cash used in financing activities                    (726,670)       (633,725)
                                                           ----------       ---------
Effect of exchange rate changes on
 cash and cash equivalents                                     (8,991)        (25,711)
                                                           ----------       ---------

Net increase (decrease) in cash and cash equivalents     $(25,902,136)    $ 1,251,162
                                                           ==========       =========

Supplemental Cash Flow Information:
 Cash paid during the period for:
   Interest                                               $    21,359     $    18,541
   Income Taxes                                               745,806         755,334

             MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             DECEMBER 31, 1995


Note 1.  Nature of Operations

Matthews International Corporation, founded in 1850 and incorporated in Pennsylvania in 1902, is a designer, manufacturer and marketer of custom-made products which are used to identify people, places, products and events. The Company's products and operations are comprised of three business segments:
Bronze, Graphic Systems and Marking Products. The Bronze segment is a leading manufacturer of cast bronze memorial products used primarily in cemeteries.
The Graphic Systems segment manufactures and provides custom identification-related products and services used by the corrugated packaging industry and the flexible packaging industry. The Marking Products segment designs, manufactures and distributes a wide range of equipment and consumables used by customers to mark or identify various consumer and industrial products, components and packaging containers. The Company has manufacturing facilities in the United States, Canada, Australia and Sweden as well as sales and distribution facilities in France and Germany.


Note 2.  Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information for commercial and industrial companies and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three-month period ended December 31, 1995 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1995.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


Note 3.  Income Taxes

The income tax provision for the period is based on the effective tax rate expected to be applicable for the full year. The difference between the estimated effective tax rate of 37.9% and the Federal statutory rate of 35% primarily reflects the impact of state and foreign income taxes.

             MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                             DECEMBER 31, 1995


Note 4.  Investments

Investment securities are classified as available-for-sale and are recorded at market value at the consolidated balance sheet date. Short-term investments consist of securities with purchased maturities of over three months but less than one year. Accrued interest on all investment securities, including purchased interest, is also classified with short-term investments. Investments classified as non-current consist of securities with purchased maturities intended to range from one to five years.

Unrealized holding gains and losses on investment securities are included as a separate component of shareholders' equity. Bond premiums and discounts are amortized on the straight-line method which does not significantly differ from the interest method.

The amortized cost and market values of investments at December 31, 1995 were as follows:

                            Book Value      Gross        Gross
                            (Amortized   Unrealized   Unrealized     Market
                               Cost)        Gains       Losses        Value
                            ----------   ----------   ----------     ------
Short-term investments:
  U.S. government and
    its agencies           $ 2,194,047    $ 2,476      $   -      $ 2,196,523
  Corporate obligations      4,196,000        -            -        4,196,000
  Other                        125,504        -            -          125,504
                            ----------     ------       ------     ----------
  Total                    $ 6,515,551    $ 2,476      $   -      $ 6,518,027
                            ==========     ======       ======     ==========

Investments:
  U.S. government and
    its agencies           $ 8,007,114    $28,466      $   -      $ 8,035,580
  Corporate obligations     11,932,362     19,218          -       11,951,580
  Other                          8,451        -            -            8,451
                            ----------     ------       ------     ----------
  Total                    $19,947,927    $47,684      $   -      $19,995,611
                            ==========     ======       ======     ==========


Note 5.  Subsequent Event

On January 5, 1996, Matthews International Corporation sold for cash its cemetery and mortuary facility (Sunland Memorial Park, Inc.) in Sun City, Arizona to Service Corporation International. Sunland Memorial Park, Inc., which was purchased in 1982, was the only such facility owned by Matthews. The facility had sales in fiscal year 1995 of approximately $5 million, representing about 3 percent the consolidated sales of the Company.

Matthews International Corporation will realize a pre-tax gain of approximately $10 million on this sale, which will be recorded in the Company's second quarter (March 31, 1996) financial statements.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

The following table sets forth certain income statement data of the Company expressed as a percentage of net sales for the periods indicated.


                                Three months ended         Years ended
                                   December 31,           September 30,
                                ------------------    --------------------
                                   1995    1994       1995    1994    1993
                                   ----    ----       ----    ----    ----

Sales                             100.0%  100.0%     100.0%  100.0%  100.0%
Gross profit                       45.1    45.8       44.8    45.1    42.4
Operating profit                   15.7    15.9       14.7    15.1    11.6
Income before income taxes         16.6    16.3       15.0    14.9    11.0(1)
Net income                         10.3     9.8        9.3     8.8     6.6(1)

(1) Excludes the cumulative effect of changes in accounting principles for the adoptions of SFAS No. 106 and SFAS No. 109.


Sales for the three months ended December 31, 1995 were $41.2 million and were $1.1 million, or 2.7%, higher than sales of $40.1 million for the first three months of fiscal 1995. The increase for the first three months of fiscal 1996 reflected higher sales in the Company's Bronze and Marking Products segments. Bronze segment sales were up 5% over the fiscal 1995 first quarter, reflecting increases in both price and unit volume. Marking Products sales for the first quarter of fiscal 1996 were up 2% over the fiscal 1995 first quarter reflecting higher demand in Europe and Australia. The segment's international sales increased 25% over the same period a year ago which more than offset a decline in North American sales volume. Graphic Systems sales for the first three months of fiscal 1996 were relatively unchanged from the first three months of fiscal 1995 as a result of sluggish demand related to the adverse affects in the packaging industry from increased linerboard costs.

Gross profit for the three months ended December 31, 1995 was $18.6 million, or 45.1% of sales, compared to $18.4 million, or 45.8%, for the first three months of fiscal 1995. The increase in gross profit of $220,000, or 1.2%, was attributable principally to the Marking Products segment. International gross profit improved with higher sales volume and the current quarter also reflected a reduction in lower margin sales in Italy. Gross profit in the Bronze segment was relatively consistent with the same period a year ago reflecting higher material (principally bronze ingot) costs. Graphic Systems gross profit declined as a result of slightly higher cost of sales.

Selling and administrative expenses for the three months ended December 31, 1995 were $12.1 million, representing an increase of $131,000, or 1.1%, over $12.0 million for the first three months of fiscal 1995. Although the Company's consolidated sales increased 2.7% for the period, selling and administrative expenses were relatively consistent with the same period a year ago reflecting cost control and the fixed nature of many of these costs.

Operating profit for the three months ended December 31, 1995 was $6.5 million and was $89,000, or 1.4%, higher than operating profit of $6.4 million for the first three months of fiscal 1995. The operating profit for the first quarter established a new quarterly operating profit record for the Company. Increased sales and related gross profit for the Company's international operations was the primary factor contributing to the higher operating profit.

Interest expense for the three months ended December 31, 1995 was approximately $21,000, compared to $19,000 for the first three months of fiscal 1995. Interest expense principally relates to the Company's capital lease obligations.

Other income (deductions), net for the three months ended December 31, 1995 was $405,000 compared to $170,000 for the first three months of fiscal 1995. The increase of $235,000 from the same period a year ago reflects higher investment income as a result of the Company's increased cash and investment position.

The Company's effective tax rate for the first quarter of fiscal 1996 was 37.9%, compared to 38.4% for the year ended September 30, 1995. The lower estimated effective tax rate for fiscal 1996 is primarily the result of a reduction in the impact of foreign income taxes on the Company's consolidated tax position. The difference between the Company's effective tax rate and the Federal statutory rate of 35% primarily reflects the impact of state and foreign income taxes.



Liquidity and Capital Resources

Net cash provided by operating activities was $2.0 million for the three months ended December 31, 1995, compared to $2.3 million for the first three months of fiscal 1995. Operating cash flow for the first quarter of both fiscal 1996 and 1995 resulted primarily from the Company's net income of $4.2 million and $3.9 million, respectively, offset partially by the use of working capital for the payment of year-end compensation and profit distribution accruals.

Cash used in investing activities was approximately $27.2 million for the three months ended December 31, 1995 compared to $354,000 for the same period a year ago. Investing activities for the first quarter of fiscal 1996 included investments of $26.4 million in short-term and intermediate-term securities of the U.S. government and its agencies and corporate obligations. These invesments are designed to improve the investment rate of return on the Company's excess cash position while maintaining a sufficient degree of liquidity for future cash needs. Capital expenditures for the three months ended December 31, 1995 amounted to $1.3 million, representing an increase of approximately $600,000 from capital expenditures of $719,000 in the fiscal 1995 first quarter. The increase is due primarily to the timing of capital spending projects in comparison to the prior period. Capital spending for property, plant and equipment has averaged approximately $4.9 million for the last three fiscal years. The capital budget of the Company for fiscal 1996 is $12.7 million. The Company expects to generate sufficient cash from operations to fund all anticipated capital spending projects.

Cash used in financing activities for the three months ended December 31, 1995 was $727,000 principally reflecting the Company's quarterly dividend of $.07 per share and repayments under the Company's capital lease agreements. Cash used in financing activities in the first three months of fiscal 1995 was $634,000 also consisting of dividends and capital lease payments. Dividends for the fiscal 1995 first quarter were $.06 per share. The Company currently has available lines of credit of approximately $11 million. There were no outstanding borrowings on any of the Company's lines of credit at December 31, 1995. As of such date, the Company's outstanding long-term debt, which consisted of capital lease obligations, was approximately $600,000.

At December 31, 1995 and September 30, 1995 and 1994, the Company's current ratio was 3.2, 3.5 and 2.9, respectively. The Company had cash and cash equivalents at December 31 and September 30, 1995 of $13.3 million and $39.2 million, respectively. Net working capital at December 31, 1995 was $40.3 million. The reduction in the current ratio and cash and cash equivalents balance from September 30, 1995 reflects investments in securities with longer maturities. The Company believes that its current liquidity sources, combined with its operating cash flow and additional borrowing capacity, will be sufficient to meet its capital needs for the next 12 months.


Subsequent Event

On January 5, 1996, Matthews International Corporation sold for cash its cemetery and mortuary facility (Sunland Memorial Park, Inc.) in Sun City, Arizona to Service Corporation International. Sunland Memorial Park, Inc., which was purchased in 1982, was the only such facility owned by Matthews. The facility had sales in fiscal year 1995 of approximately $5 million, representing about 3 percent the consolidated sales of the Company.

Matthews International Corporation will realize a pre-tax gain of approximately $10 million on this sale, which will be recorded in the Company's second quarter (March 31, 1996) financial statements.

The sale of Sunland Memorial Park, Inc. will permit Matthews International Corporation to concentrate on growing its core business profitability. The proceeds from this transaction will provide additional resources to fund internal and acquisition growth in the Company's related businesses.

                         PART II - OTHER INFORMATION




Item 6.  Exhibits and Reports on Form 8-K


(a)  Exhibits

     The following Exhibit to this report is filed herewith:


     Exhibit
       No.      Description
     -------    -----------

      10.1      Capital Stock Purchase Agreement, Sunland Memorial Park, Inc.
      11        Computation of Earnings Per Share





(b)  Reports on Form 8-K

     A Form 8-K current report was filed by the Company on January 17, 1995 reporting the following under "Item 5 - Other Events:"

     Matthews International Corporation (the "Company") announced on January 5, 1996 that it has sold for cash its cemetery and mortuary facility (Sunland Memorial Park, Inc.) in Sun City, Arizona to Service Corporation International (SCI). Sunland Memorial Park, Inc., which was purchased in 1982, was the only such facility owned by the Company. The facility had sales in fiscal year 1995 of approximately $5 million, representing about 3 percent the consolidated sales of the Company.

     Matthews International Corporation will realize a pre-tax gain of approximately $10 million on this sale, which will be recorded in the Company's second quarter (March 31, 1996) financial statements.

     The sale of Sunland Memorial Park, Inc. will permit Matthews International Corporation to concentrate on growing its core business profitability.
     The proceeds from this transaction will provide additional resources to fund internal and acquisition growth in the Company's related businesses.

                                SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       MATTHEWS INTERNATIONAL CORPORATION
                                                 (Registrant)




Date    2/9/96                                     E.J. Boyle
     -------------                    -------------------------------------
                                          E. J. Boyle, Vice President,
                                             Accounting & Finance




Date    2/9/96                                    J.L. Parker
     -------------                    -------------------------------------
                                      J. L. Parker, Senior Vice President,
                                         General Counsel and Secretary