Form 10-Q
period 1996-03-31
MATTHEWS INTERNATIONAL CORP
filed 1996-05-10
CIK 63296

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  Form 10-Q



[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934


For The Quarterly Period Ended March 31, 1996

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

     Class of Common Stock                   Outstanding at April 30, 1996

   Class A - $1.00 par value                       5,875,716 shares
   Class B - $1.00 par value                       3,142,506 shares

                            PART I - FINANCIAL INFORMATION
                 MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                                             March 31, 1996         September 30, 1995
                                                             --------------         ------------------
ASSETS
Current assets:
Cash and cash equivalents                                      $ 14,237,869               $ 39,204,010
Short-term investments                                            3,020,128                      -
Accounts and notes receivable, net                               27,280,451                 28,515,610
Inventories:
 Materials and finished goods                      $10,818,376                $ 9,209,411
 Labor and overhead in process                         736,711                    812,178
 Supplies                                              700,322                    618,907
 Less LIFO reserve                                    (298,673)                  (298,673)
                                                    ----------                 ----------
                                                                 11,956,736                 10,341,823
Other current assets                                                966,916                  1,174,796
                                                                 ----------                 ----------
  Total current assets                                           57,462,100                 79,236,239

Investments                                                      33,797,171                      -
Property, plant and equipment: Cost                 63,072,483                 62,429,586
 Less accumulated depreciation                     (26,065,097)               (24,407,809)
                                                    ----------                 ----------
                                                                 37,007,386                 38,021,777
Deferred income taxes and other assets                           10,997,415                 15,588,221
Goodwill                                                         10,504,170                  5,360,139
                                                                -----------                -----------
Total assets                                                   $149,768,242               $138,206,376
                                                                ===========                ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Long-term debt, current maturities                                  439,697                    433,465
Accounts payable                                                  4,179,501                  5,181,954
Accrued compensation                                              6,389,878                  7,944,824
Accrued income taxes                                              3,241,119                  1,165,805
Customer prepayments and other current liabilities                8,729,905                  8,183,972
                                                                 ----------                 ----------
 Total current liabilities                                       22,980,100                 22,910,020

Long-term debt                                                       48,668                    270,092
Estimated cemetery and finishing costs                            3,009,327                  4,991,476
Postretirement benefits                                          20,139,350                 19,727,632
Deferred revenue and other liabilities                            1,539,835                  3,508,752

Shareholders' equity:
 Common stock:  Class A, par value $1.00             5,863,296                  4,009,753
                Class B, par value $1.00             3,200,916                  4,840,597
 Other shareholders' equity                         92,986,750                 77,948,054
                                                    ----------                 ----------
                                                                102,050,962                 86,798,404
                                                                -----------                -----------
Total liabilities and shareholders' equity                     $149,768,242               $138,206,376
                                                                ===========                ===========
/TABLE

                 MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                                 Three Months Ended                Six Months Ended
                                      March 31,                        March 31,
                              -------------------------       --------------------------
                                 1996           1995              1996           1995
                                 ----           ----              ----           ----

Sales                       $ 42,791,474   $ 42,085,583     $ 83,976,824   $ 82,171,388

Cost of sales                 23,819,715     23,180,292       46,421,717     44,902,530

Selling and
  administrative expenses     12,125,473     12,555,911       24,256,568     24,555,784
                              ----------     ----------       ----------     ----------

Operating profit               6,846,286      6,349,380       13,298,539     12,713,074


Other income
  (deductions), net            6,415,350        356,083        6,819,975        526,413

Interest expense                  46,337         21,824           67,696         40,365
                              ----------     ----------       ----------     ----------

Income before income taxes    13,215,299      6,683,639       20,050,818     13,199,122

Income taxes                   5,839,254      2,603,011        8,428,784      5,208,829
                              ----------     ----------       ----------     ----------

Net income                  $  7,376,045   $  4,080,628     $ 11,622,034   $  7,990,293
                              ==========     ==========       ==========     ==========



Earnings per share              $  .83          $  .46          $ 1.31         $  .90
                                 =====           =====           =====          =====

Dividends per share             $  .07          $  .06          $  .14         $  .12
                                 =====           =====           =====          =====

Weighted average number
  of common shares
  outstanding                  8,880,821      8,850,350       8,867,762      8,850,350
                               =========      =========       =========      =========

/TABLE

                 MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                Six Months Ended
                                                                    March 31,
                                                           --------------------------
                                                              1996            1995
                                                              ----            ----
Cash flows from operating activities:
 Net Income                                               $11,622,034     $ 7,990,293
 Adjustments to reconcile net income to net cash
   provided by operating activities:
  Depreciation and amortization                             4,761,738       2,286,393
  Deferred taxes                                              258,312        (344,600)
  Net increase in certain working capital items            (1,141,485)     (3,400,848)
  Decrease in other noncurrent assets                        (199,198)          8,499
  Increase in estimated finishing and cemetery costs          211,312         139,992
  Decrease in deferred revenue and expenses and
    other liabilities                                        (337,619)        (39,270)
  Increase in postretirement benefits                         411,718         733,894
  (Gain) loss on sale of property, plant and equipment       (233,145)         20,659
  (Gain) loss on sale of investments                           38,802           -
  Gain on sale of subsidiary                               (9,409,058)          -
  Effect of exchange rate changes on operations              (329,898)        196,861
                                                           ----------       ---------
    Net cash provided by operating activities               5,653,513       7,591,873
                                                           ----------       ---------
Cash flows from investing activities:
 Acquisitions of property, plant and equipment             (2,327,439)     (2,329,309)
 Acquisition of subsidiary, net of cash acquired           (3,482,330)          -
 Purchases of investments                                 (42,099,157)          -
 Proceeds from disposals of property,
   plant and equipment                                        428,867          19,264
 Proceeds from sale or maturity of investments              5,176,200           -
 Proceeds from sale of subsidiary                          13,070,853           -
 Collections on loans to officers and employees               951,931         692,636
                                                           ----------       ---------
    Net cash used in investing activities                 (28,281,075)     (1,617,409)
                                                           ----------       ---------
Cash flows from financing activities:
 Payments on long-term debt                                  (215,192)       (207,909)
 Proceeds from the sale of treasury stock                     108,250           -
 Purchases of treasury stock                               (1,075,000)          -
 Dividends paid                                            (1,250,731)     (1,061,647)
                                                           ----------       ---------
    Net cash used in financing activities                  (2,432,673)     (1,269,556)
                                                           ----------       ---------
Effect of exchange rate changes on
 cash and cash equivalents                                     94,094         (44,205)
                                                           ----------       ---------
Net increase (decrease) in cash and cash equivalents     $(24,966,141)    $ 4,660,703
                                                           ==========       =========
Supplemental Cash Flow Information:
 Cash paid during the period for:
   Interest                                               $    67,696     $    40,365
   Income Taxes                                             5,269,205       5,640,294
/TABLE

             MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               MARCH 31, 1996


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


Note 2.  Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information for commercial and industrial companies and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three-month and six-month periods ended March 31, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1995.

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


Note 3.  Income Taxes

The income tax provision for the period is based on the effective tax rate expected to be applicable for the full year. The difference between the estimated effective tax rate of 42.0% and the Federal statutory rate of 35% primarily reflects the impact of state and foreign income taxes.

             MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                               MARCH 31, 1996


Note 4.  Investments

On February 19, 1996, the Company acquired 40% of the common stock of Applied Technology Developments, Ltd., a British manufacturer of impulse ink-jet printing equipment, at a cost of $1,596,688. The investment has been recorded under the equity method of accounting.

All other investment securities are classified as available-for-sale and are recorded at market value at the consolidated balance sheet date. Short-term investments consist of securities with purchased maturities of over three months but less than one year. Accrued interest on all investment securities, including purchased interest, is also classified with short-term investments. Investments classified as non-current consist of securities with purchased maturities intended to range from one to five years.

Unrealized gains and losses on investment securities are included as a separate component of shareholders' equity. Realized gains and losses are based on the specific identification method and are recorded in other income. Bond premiums and discounts are amortized on the straight-line method which does not significantly differ from the interest method.

The amortized cost and market values of investment securities at March 31, 1996 were as follows:

                            Book Value      Gross        Gross
                            (Amortized   Unrealized   Unrealized     Market
                               Cost)        Gains       Losses        Value
                            ----------   ----------   ----------     ------
Short-term investments:
  U.S. government and
    its agencies           $ 1,499,835    $   780      $   -      $ 1,500,615
  Corporate obligations      1,018,000        -            -        1,018,000
  Other                        501,513        -            -          501,513
                            ----------     ------       -------    ----------
  Total                    $ 3,019,348    $   780      $   -      $ 3,020,128
                            ==========     ======       =======    ==========

Investments:
  U.S. government and
    its agencies           $14,003,340    $   -        $295,504   $13,707,836
  Corporate obligations     18,668,773        -         241,953    18,426,820
  Other                         65,827        -            -           65,827
                            ----------     ------       -------    ----------
  Total                    $32,737,940    $   -        $537,457   $32,200,483
                            ==========     ======       =======    ==========

             MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                               MARCH 31, 1996


Note 5.  Acquisition

On March 25, 1996, Matthews International Corporation acquired the stock of Industrial Equipment and Engineering Company ("IEEC"), for 213,862 shares of Matthews Class A common stock (valued at $5,400,000) and $3,600,000 cash. The acquisition was consummated through a statutory merger between a wholly-owned subsidiary of Matthews and IEEC (including a real estate holding corporation related to IEEC), with the Matthews subsidiary as the surviving corporation.
In addition, Matthews' wholly-owned subsidiary executed employment agreements with the two shareholders of IEEC pursuant to which performance-based incentive compensation would be payable to such shareholders if the cumulative pre-tax earnings of the merged business for the five-year period beginning April 1, 1996 exceeds $8 million, which amount is significantly greater than recent years profit levels. Matthews has accounted for this acquisition using the purchase method and, accordingly, has recorded the acquired assets and liabilities at their estimated fair values at the date of acquisition. The excess of the purchase price over the fair value of the net assets was recorded as goodwill to be amortized on a straight-line basis over 20 years.


Note 6.  Disposition

On January 5, 1996, Matthews International Corporation sold for $13,100,000 cash its cemetery and mortuary facility (Sunland Memorial Park, Inc.) in Sun City, Arizona to Service Corporation International. Matthews recorded a pre-tax gain of $9.4 million on the sale which was recorded in other income. Sunland Memorial Park, Inc., which was purchased in 1982, was the only such facility owned by the Company. The facility had sales in fiscal year 1995 of approximately $5 million, representing about 3 percent the consolidated sales of the Company.


Note 7.  Supplemental Cash Flow Information

On March 25, 1996, the Company issued 213,862 shares of authorized Class A common stock, with a value of $5.4 million, in connection with the acquisition of IEEC (See Note 5).

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

The following table sets forth certain income statement data of the Company expressed as a percentage of net sales for the periods indicated.

                                 Six months ended          Years ended
                                     March 31,            September 30,
                                ------------------    --------------------
                                   1996    1995       1995    1994    1993
                                   ----    ----       ----    ----    ----

Sales                             100.0%  100.0%     100.0%  100.0%  100.0%
Gross profit                       44.7    45.4       44.8    45.1    42.4
Operating profit                   15.8    15.5       14.7    15.1    11.6
Income before income taxes         23.9    16.1       15.0    14.9    11.0(1)
Net income                         13.8     9.7        9.3     8.8     6.6(1)

(1) Excludes the cumulative effect of changes in accounting principles for the adoptions of SFAS No. 106 and SFAS No. 109.



Sales for the six months ended March 31, 1996 were $84.0 million and were $1.8 million, or 2.2%, higher than sales of $82.2 million for the first six months of fiscal 1995. The increase for the first six months of fiscal 1996 reflected higher sales in all three of the Company's business segments. Bronze segment sales for the period were up 2% over fiscal 1995 despite the sale of Sunland Memorial Park, Inc. in January 1996 (see "Liquidity and Capital Resources") reflecting increases in both price and unit volume. Marking Products sales for the first six months of fiscal 1996 were up 3% over the same period a year ago reflecting higher demand in Europe and Australia. The segment's international sales increased 20% over the same period a year ago which more than offset a decline in North American sales volume. Graphic Systems sales for the first six months of fiscal 1996 were slightly higher than the first six months of fiscal 1995. However, sales for the second quarter of fiscal 1996 improved significantly from the 1996 first quarter. Sales for this segment have been adversely impacted, beginning in the third quarter of fiscal 1995, from the postponement by many customers of printing plates purchases in an attempt to offset increased costs for linerboard.

Gross profit for the six months ended March 31, 1996 was $37.6 million, or 44.7% of sales, compared to $37.3 million, or 45.4%, for the first six months of fiscal 1995. The increase in gross profit of $286,000, or 0.8%, was attributable principally to the Marking Products segment. International gross profit improved with higher sales volume and the current period also benefitted from a reduction in lower margin sales in Italy. Although sales for the Bronze segment increased during the current period, higher material costs (principally bronze ingot) resulted in a relatively consistent gross profit amount for the segment compared to the same period a year ago. Graphic Systems gross profit and gross profit as a percent of sales for the first six months of fiscal 1996 were comparable to the first six months of fiscal 1995.

Selling and administrative expenses for the six months ended March 31, 1996 were $24.3 million, representing a decrease of $300,000, or 1.1%, from $24.6 million for the first six months of fiscal 1995. The reduction in selling and administrative costs for the first six months of fiscal 1996 reflects the absence of Sunland Memorial Park, Inc., which was sold in January 1996. In addition, selling costs declined in the Marking Products segment mainly due to the discontinuance of the Company's Italian operations effective November 1, 1995.

Operating profit for the six months ended March 31, 1996 was $13.3 million and was $585,000, or 4.6%, higher than operating profit of $12.7 million for the first six months of fiscal 1995. The operating profit for the first six months of fiscal 1996 principally reflected improvements in the Marking Products segment, related to increased sales and related gross profit of its international operations. Operating profit for the Bronze segment was slightly ahead of last year as a result of an increase in sales combined with reductions in selling and administrative costs from the sale of Sunland. Graphic Systems operating profit was slightly below the prior year level primarily reflecting a constant level of sales combined with higher operating expenses.

Interest expense for the six months ended March 31, 1996 was $68,000, compared to $40,000 for the first six months of fiscal 1995. Interest expense principally relates to the Company's capital lease obligations.

Other income (deductions), net for the six months ended March 31, 1996 was $6.8 million compared to $526,000 for the first six months of fiscal 1995. Other income for the first six months of fiscal 1996 reflected a $9.4 million pre-tax gain on the sale of Sunland Memorial Park, Inc. This gain was partially offset by the write-off of the remaining goodwill ($2.3 million) with respect to the Company's investment in its Swedish subsidiary which manufactures drop-on-demand ink-jet printing equipment and a charge for certain other non-operating expenses during the current period. Investment income for the first six months of fiscal 1996 was $1.1 million compared to $606,000 for the same period a year ago.

The Company's effective tax rate for the six months ended March 31, 1996 was 42.0%, compared to 38.4% for the year ended September 30, 1995. The higher effective tax rate for fiscal 1996 is primarily the result of a increase in the estimated impact of foreign income taxes, mainly in Sweden and Germany, on the Company's consolidated tax position. The difference between the Company's effective tax rate and the Federal statutory rate of 35% primarily reflects the impact of state and foreign income taxes.



Liquidity and Capital Resources

Net cash provided by operating activities was $5.7 million for the six months ended March 31, 1996, compared to $7.6 million for the first six months of fiscal 1995. Operating cash flow for the first six months of fiscal 1996 reflected the Company's net income for the period of $11.6 million adjusted to exclude the gain on the sale of Sunland and non-cash depreciation and amortization (including the write-off of goodwill related to the Company's Swedish subsidiary). Cash flow from operations for the first six months of fiscal 1995 principally reflected the Company's net income for the period.

Cash used in investing activities was $28.3 million for the six months ended March 31, 1996 compared to $1.6 million for the same period a year ago. Investing activities for the first six months of fiscal 1996 included net investments of $35.3 million in short-term and intermediate-term securities of the U.S. government and its agencies and corporate obligations. These investments are designed to improve the investment rate of return on the Company's excess cash position while maintaining a sufficient degree of liquidity for future cash needs. Investing activities also included the acquisition for $1.6 million of 40% of the common stock of Applied Technology Developments, Ltd., a British manufacturer of impulse ink-jet printing equipment.

Capital expenditures for the six months ended March 31, 1996 amounted to $2.3 million, representing approximately the same level of capital expenditures for the first six months of fiscal 1995. Capital spending for property, plant and equipment has averaged approximately $4.9 million for the last three fiscal years. The capital budget of the Company for fiscal 1996 is $12.7 million.
The Company expects to generate sufficient cash from operations to fund all anticipated capital spending projects.

On January 5, 1996, the Company sold for $13.1 million cash its cemetery and mortuary facility (Sunland Memorial Park, Inc.) in Sun City, Arizona to Service Corporation International. The transaction resulted in a pre-tax gain of $9.4 million. Sunland Memorial Park, Inc., which was purchased in 1982, was the only such facility owned by Matthews. The facility had sales in fiscal year 1995 of approximately $5 million, representing about 3 percent the consolidated sales of the Company. The sale of Sunland Memorial Park, Inc. will permit Matthews International Corporation to concentrate on growing its core business profitability. The proceeds from this transaction will provide additional resources to fund internal and acquisition growth in the Company's related businesses.

On March 25, 1996, the Company acquired the stock of Industrial Equipment and Engineering Company, Inc. ("IEEC"), for 213,862 newly-issued shares of authorized Matthews Class A common stock (approximately $5.4 million) and $3.6 million cash. IEEC, headquartered in Orlando, Florida, is the leading North American manufacturer of cremation equipment and also a supplier of related cremation products. IEEC sales were approximately $7.5 million for the year ended December 31, 1995 and consisted of about 70% in equipment, 15% in field repairs, and the remainder in cremation supply products. The merger with IEEC is expected to provide Matthews with the opportunity to further participate in the increasing cremation trend and expand its range of products and services to the death care industry.

Cash used in financing activities for the six months ended March 31, 1996 was $2.4 million principally reflecting the Company's quarterly dividends of $.07 per share, the purchase of treasury stock and capital lease payments. Cash used in financing activities in the first six months of fiscal 1995 was $1.3 million consisting of dividends and capital lease payments. Dividends for each of the first two quarters of fiscal 1995 were $.06 per share. The Company currently has available lines of credit of approximately $11 million. There were no outstanding borrowings on any of the Company's lines of credit at March 31, 1996. As of such date, the Company's outstanding long-term debt, which consisted of capital lease obligations, was approximately $500,000.

At March 31, 1996 and September 30, 1995 and 1994, the Company's current ratio was 2.5, 3.5 and 2.9, respectively. The Company had cash and cash equivalents at March 31, 1996 and September 30, 1995 of $14.2 million and $39.2 million, respectively. Net working capital at March 31, 1996 was $34.5 million. The reduction in the current ratio and cash and cash equivalents balance from September 30, 1995 reflects investments in securities with longer maturities. The Company believes that its current liquidity sources, combined with its operating cash flow and additional borrowing capacity, will be sufficient to meet its capital needs for the next 12 months.


Other

On March 15, 1996, the Board of Directors elected David M. Kelly, the Company's President and Chief Executive Officer, as Board Chairman. William M. Hauber, the Company's previous Chairman who retired from active service as Chief Executive Officer on October 1, 1995, resigned from the Board of Directors following a distinguished 45-year career with Matthews concurrent with Mr. Kelly's election as Chairman.

                         PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of the Shareholders of Matthews International Corporation was held on February 16, 1996. Total shares eligible for vote at such meeting were:
     Class A Common Stock (one vote per share)      5,020,250 shares
     Class B Common Stock (ten votes per share)     3,830,100 shares

The matters voted upon at such meeting were as follows:

1.   Election of Directors:
     The following individuals were nominated for election to the Board of Directors for terms expiring at the Annual Meeting of Shareholders in the year as set forth below. The nominations were made by the Board of Directors and no other nominations were made by any shareholder. The nominees had currently been members of the Board of Directors at the date of the Annual Meeting.
                                                        Votes
                                            -----------------------------
                              Term                             Withhold
     Nominee               Expiration           For            Authority
     -------               ----------       -----------       -----------
     D.M. Kelly               1999           35,708,244          106,365
     J.L. Parker              1999           35,717,644           96,965

     The terms of the following additional directors continued after the meeting: W.A. Coates, G.D. Barefoot, D.J. DeCarlo, W.M. Hauber,
     T.N. Kennedy, J.P. O'Leary, Jr. and W.J. Stallkamp. On March 15, 1996, Mr. Hauber resigned as a director.

2.   Selection of Auditors:
     The shareholders voted to ratify the appointment by the Board of Directors of Coopers & Lybrand as independent certified public accountants to audit the records of the Company for the year ending September 30, 1996.
                     Votes For:           35,353,474
                     Votes Against:          400,255
                     Abstaining:              60,880


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     The following Exhibits to this report are filed herewith or incorporated by reference:

     Exhibit
       No.      Description
     -------    -----------
      10.1      Capital Stock Purchase Agreement, Sunland Memorial Park, Inc.,
                incorporated by reference to Exhibit No. 10.1 to Form 10-Q for the quarter ended December 31, 1995
      10.2      Agreement and Plan of Merger, Industrial Equipment and
                Engineering Company, Inc., filed herewith
      11        Computation of Earnings Per Share, filed herewith

(b)  Reports on Form 8-K

     A Form 8-K current report was filed by the Company on January 17, 1996 reporting the following under "Item 5 - Other Events:"

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

     A Form 8-K current report was filed by the Company on March 11, 1996 reporting the following under "Item 5 - Other Events:"

       On March 5, 1996, Matthews International Corporation ("Matthews") signed an agreement and plan of merger to acquire the stock of Industrial Equipment and Engineering Company ("IEEC"), for 213,862 shares of Matthews Class A common stock and $3,600,000 cash. The agreement provides that a wholly-owned subsidiary of Matthews will, on the closing date, merge with IEEC and its related real estate holding corporation. The Matthews subsidiary will be the surviving corporation. In addition, on the closing date, Matthews' wholly-owned subsidiary will execute employment agreements with the two shareholders of IEEC pursuant to which performance-based incentive compensation would be payable to such shareholders if the cumulative pre-tax earnings of the merged business for the five-year period beginning April 1, 1996 exceeds $8 million, which amount is significantly greater than recent years profit levels.

       A closing of the transaction, subject to normal due diligence review, is expected to occur prior to March 31, 1996.

       IEEC, headquartered in Orlando, Florida, is the leading North American manufacturer of cremation equipment and also a supplier of related cremation products. The business was started in 1946 and was purchased by the current shareowners, P. Rahill and K. Robinson, in 1984. IEEC sales were approximately $7.5 million for the year ended December 31, 1995 and consisted of about 70% in equipment, 15% in field repairs, and the remainder in cremation supply products. IEEC serves over 2,000 accounts worldwide.

       The merger with IEEC is expected to provide Matthews with the opportunity to further participate in the increasing cremation trend and expand its range of products and services to the death care industry.

                                SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       MATTHEWS INTERNATIONAL CORPORATION
                                                 (Registrant)




Date    5/10/96                                   E.J. Boyle
     -------------                    -------------------------------------
                                           E.J. Boyle, Vice President,
                                              Accounting & Finance




Date    5/10/96                                   J.L. Parker
     -------------                    -------------------------------------
                                      J. L. Parker, Senior Vice President,
                                         General Counsel and Secretary