Form 10-Q
period 1996-06-30
MATTHEWS INTERNATIONAL CORP
filed 1996-08-07
CIK 63296

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  Form 10-Q



[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934


For The Quarterly Period Ended June 30, 1996

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

     Class of Common Stock                   Outstanding at July 31, 1996

   Class A - $1.00 par value                       5,856,126 shares
   Class B - $1.00 par value                       3,018,372 shares

                            PART I - FINANCIAL INFORMATION
                 MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                                              June 30, 1996         September 30, 1995
                                                              -------------         ------------------
ASSETS
Current assets:
Cash and cash equivalents                                      $ 15,432,791               $ 39,204,010
Short-term investments                                            2,952,115                      -
Accounts and notes receivable, net                               26,513,066                 28,515,610
Inventories:
 Materials and finished goods                      $10,405,613                $ 9,209,411
 Labor and overhead in process                         762,394                    812,178
 Supplies                                              642,901                    618,907
 Less LIFO reserve                                    (298,673)                  (298,673)
                                                    ----------                 ----------
                                                                 11,512,235                 10,341,823
Other current assets                                                956,253                  1,174,796
                                                                 ----------                 ----------
  Total current assets                                           57,366,460                 79,236,239

Investments                                                      34,790,636                      -
Property, plant and equipment: Cost                 62,376,869                 62,429,586
 Less accumulated depreciation                     (25,503,406)               (24,407,809)
                                                    ----------                 ----------
                                                                 36,873,463                 38,021,777
Deferred income taxes and other assets                           11,547,512                 15,588,221
Goodwill                                                         10,529,467                  5,360,139
                                                                -----------                -----------
Total assets                                                   $151,107,538               $138,206,376
                                                                ===========                ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Long-term debt, current maturities                                  379,618                    433,465
Accounts payable                                                  3,719,908                  5,181,954
Accrued compensation                                              7,069,696                  7,944,824
Accrued income taxes                                              1,907,660                  1,165,805
Customer prepayments and other current liabilities                8,291,287                  8,183,972
                                                                 ----------                 ----------
 Total current liabilities                                       21,368,169                 22,910,020

Long-term debt                                                        -                        270,092
Estimated cemetery and finishing costs                            3,044,915                  4,991,476
Postretirement benefits                                          20,458,840                 19,727,632
Deferred revenue and other liabilities                            1,565,942                  3,508,752

Shareholders' equity:
 Common stock:  Class A, par value $1.00             5,989,007                  4,009,753
                Class B, par value $1.00             3,094,491                  4,840,597
 Other shareholders' equity                         95,586,174                 77,948,054
                                                    ----------                 ----------
                                                                104,669,672                 86,798,404
                                                                -----------                -----------
Total liabilities and shareholders' equity                     $151,107,538               $138,206,376
                                                                ===========                ===========
/TABLE

                 MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                                 Three Months Ended               Nine Months Ended
                                      June 30,                         June 30,
                              -------------------------       --------------------------
                                 1996           1995              1996           1995
                                 ----           ----              ----           ----

Sales                       $ 44,304,394   $ 42,729,909     $128,281,218   $124,901,297

Cost of sales                 24,580,058     23,588,458       71,001,775     68,490,988

Selling and
  administrative expenses     12,744,710     12,783,734       37,001,278     37,339,518
                              ----------     ----------       ----------     ----------

Operating profit               6,979,626      6,357,717       20,278,165     19,070,791


Other income
  (deductions), net              505,633        356,900        7,325,608        883,313

Interest expense                   9,000         23,977           76,696         64,342
                              ----------     ----------       ----------     ----------

Income before income taxes     7,476,259      6,690,640       27,527,077     19,889,762

Income taxes                   2,996,188      2,548,264       11,424,972      7,757,093
                              ----------     ----------       ----------     ----------

Net income                  $  4,480,071   $  4,142,376     $ 16,102,105   $ 12,132,669
                              ==========     ==========       ==========     ==========



Earnings per share              $  .50          $  .47          $ 1.81         $ 1.37
                                 =====           =====           =====          =====

Dividends per share             $  .07          $  .06          $  .21         $  .18
                                 =====           =====           =====          =====

Weighted average number
  of common shares
  outstanding                  9,006,898      8,850,350       8,908,370      8,850,350
                               =========      =========       =========      =========

/TABLE

                 MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                Nine Months Ended
                                                                     June 30,
                                                           --------------------------
                                                              1996            1995
                                                              ----            ----
Cash flows from operating activities:
 Net Income                                               $16,102,105     $12,132,669
 Adjustments to reconcile net income to net cash
   provided by operating activities:
  Depreciation and amortization                             5,978,008       3,538,786
  Deferred taxes                                               77,417        (542,609)
  Net increase in certain working capital items            (1,332,450)     (1,588,540)
  Increase in other noncurrent assets                        (551,545)       (282,752)
  Increase in estimated finishing and cemetery costs          246,900         281,346
  Decrease in deferred revenue and expenses and
    other liabilities                                        (299,758)       (168,935)
  Increase in postretirement benefits                         731,208       1,202,731
  (Gain) loss on sale of property, plant and equipment       (131,273)         51,049
  Loss on sale of investments                                  38,802           -
  Gain on sale of subsidiary                               (9,409,058)          -
  Equity income of investees                                  (22,771)          -
  Effect of exchange rate changes on operations                10,665         312,707
                                                           ----------      ----------
    Net cash provided by operating activities              11,438,250      14,936,452
                                                           ----------      ----------
Cash flows from investing activities:
 Acquisitions of property, plant and equipment             (3,794,583)     (4,361,903)
 Acquisition of subsidiary, net of cash acquired           (3,667,062)          -
 Purchases of investments                                 (42,851,139)          -
 Proceeds from disposals of property,
   plant and equipment                                        439,802          50,758
 Proceeds from sale or maturity of investments              5,202,739           -
 Proceeds from sale of subsidiary                          13,070,853           -
 Collections on loans to officers and employees             1,216,854       1,278,382
                                                           ----------      ----------
    Net cash used in investing activities                 (30,382,536)     (3,032,763)
                                                           ----------      ----------
Cash flows from financing activities:
 Payments on long-term debt                                  (323,939)       (314,639)
 Proceeds from the sale of treasury stock                     107,969           -
 Purchases of treasury stock                               (2,838,201)          -
 Dividends paid                                            (1,878,935)     (1,592,609)
                                                           ----------      ----------
    Net cash used in financing activities                  (4,933,106)     (1,907,248)
                                                           ----------      ----------
Effect of exchange rate changes on
 cash and cash equivalents                                    106,173         (30,354)
                                                           ----------      ----------
Net increase (decrease) in cash and cash equivalents     $(23,771,219)    $ 9,966,087
                                                           ==========      ==========
Supplemental Cash Flow Information:
 Cash paid during the period for:
   Interest                                               $    76,696     $    64,342
   Income Taxes                                             9,779,747       8,754,905
/TABLE

             MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JUNE 30, 1996


Note 1.  Nature of Operations

Matthews International Corporation, founded in 1850 and incorporated in Pennsylvania in 1902, is a designer, manufacturer and marketer of custom-made products which are used to identify people, places, products and events. The Company's products and operations are comprised of three business segments:
Bronze, Graphic Systems and Marking Products. The Bronze segment is a leading manufacturer of cast bronze memorial products used primarily in cemeteries as well as cremation related products. The Graphic Systems segment manufactures and provides custom identification-related products and services used by the corrugated packaging industry and the flexible packaging industry. The Marking Products segment designs, manufactures and distributes a wide range of equipment and consumables used by customers to mark or identify various consumer and industrial products, components and packaging containers.
Matthews International Corporation has manufacturing facilities in the United States, Canada, Australia and Sweden as well as sales and distribution facilities in France and Germany.


Note 2.  Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information for commercial and industrial companies and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three-month and nine-month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1995.

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


Note 3.  Income Taxes

The income tax provision for the period is based on the effective tax rate expected to be applicable for the full year. The difference between the estimated effective tax rate of 41.5% and the Federal statutory rate of 35% primarily reflects the impact of state and foreign income taxes.

             MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                                JUNE 30, 1996


Note 4.  Investments

On February 19, 1996, the Company acquired for $1,596,688 cash 40% of the common stock of Applied Technology Developments, Ltd. (ATD), a British manufacturer of impulse ink-jet printing equipment. On May 6, 1996, the Company acquired an additional 9% interest in ATD in exchange for 19,286 shares of Class A common stock (valued at $527,975). The investment has been recorded under the equity method of accounting. The Company's investment in ATD at June 30, 1996 was $2,166,706.

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

The amortized cost and market values of investment securities at June 30, 1996 were as follows:

                            Book Value      Gross        Gross
                            (Amortized   Unrealized   Unrealized     Market
                               Cost)        Gains       Losses        Value
                            ----------   ----------   ----------     ------
Short-term investments:
  U.S. government and
    its agencies           $ 1,499,896    $   -        $    196   $ 1,499,700
  Corporate obligations      1,100,000        -             -       1,100,000
  Other                        352,415        -             -         352,415
                            ----------     ------       -------    ----------
  Total                    $ 2,952,311    $   -        $    196   $ 2,952,115
                            ==========     ======       =======    ==========

Investments:
  U.S. government and
    its agencies           $14,503,141    $   -        $417,647   $14,085,494
  Corporate obligations     18,444,961        -         348,311    18,096,650
  Other                        441,786        -             -         441,786
                            ----------     ------       -------    ----------
  Total                    $33,389,888    $   -        $765,958   $32,623,930
                            ==========     ======       =======    ==========

             MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                                JUNE 30, 1996


Note 5.  Acquisitions

On March 25, 1996, Matthews International Corporation acquired Industrial Equipment and Engineering Company, Inc., a Florida corporation ("IEECF"), for 213,862 shares of Matthews Class A common stock (valued at $5.4 million) and $3.6 million cash. The acquisition was consummated through a statutory merger among IEECF, a real estate holding corporation related to IEECF, and a wholly-owned subsidiary of Matthews International Corporation. The wholly-owned subsidiary of Matthews International Corporation, Industrial Equipment and Engineering Company, Inc., a Delaware corporation ("IEECD"), was the surviving corporation from the merger. In addition, IEECD executed employment agreements with the two former shareholders of IEECF pursuant to which performance-based incentive compensation would be payable to such shareholders if the cumulative pre-tax earnings of the merged business for the five-year period beginning April 1, 1996 exceeds $8.0 million, which amount is significantly greater than the profit levels earned by IEECF in recent years. Matthews International Corporation has accounted for this acquisition using the purchase method and, accordingly, has recorded the acquired assets and liabilities at their estimated fair values at the date of acquisition. The excess of the purchase price over the fair value of the net assets was recorded as goodwill to be amortized on a straight-line basis over 20 years.

On August 1, 1996, IEECD acquired for cash substantially all of the assets and certain of the liabilities of ALL Crematory Corporation. The total purchase price, including the assumption of liabilities, was $2.3 million. The transaction will be recorded in the Company's fourth quarter.


Note 6.  Disposition

On January 5, 1996, Matthews International Corporation sold for $13.1 million cash its cemetery and mortuary facility (Sunland Memorial Park, Inc.) in Sun City, Arizona to Service Corporation International. Matthews recorded a pre-tax gain of $9.4 million on the sale which was recorded in other income. Sunland Memorial Park, Inc., which was purchased in 1982, was the only such facility owned by the Company. The facility had sales in fiscal year 1995 of approximately $5 million, representing about 3 percent of the consolidated sales of the Company.


Note 7.  Supplemental Cash Flow Information

On March 25, 1996, the Company issued 213,862 shares of authorized Class A common stock, valued at $5.4 million, in connection with the acquisition of IEECF (See Note 5). On May 6, 1996, the Company issued 19,286 shares of authorized Class A common stock, valued at $527,975, in connection with the purchase of an additional 9% interest in ATD (See Note 4).

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

The following table sets forth certain income statement data of the Company expressed as a percentage of net sales for the periods indicated.

                                Nine months ended          Years ended
                                     June 30,             September 30,
                                -----------------     --------------------
                                   1996    1995       1995    1994    1993
                                   ----    ----       ----    ----    ----

Sales                             100.0%  100.0%     100.0%  100.0%  100.0%
Gross profit                       44.7    45.2       44.8    45.1    42.4
Operating profit                   15.8    15.3       14.7    15.1    11.6
Income before income taxes         21.5    15.9       15.0    14.9    11.0(1)
Net income                         12.6     9.7        9.3     8.8     6.6(1)

(1) Excludes the cumulative effect of changes in accounting principles for the adoptions of SFAS No. 106 and SFAS No. 109.



Sales for the nine months ended June 30, 1996 were $128.3 million and were $3.4 million, or 2.7%, higher than sales of $124.9 million for the first nine months of fiscal 1995. The increase for the first nine months of fiscal 1996 reflected higher sales in all three of the Company's business segments. Bronze segment sales for the period were up 4% over fiscal 1995 despite the sale of Sunland Memorial Park, Inc. in January 1996 (see "Liquidity and Capital Resources") reflecting increases in both price and unit volume. In addition, the segment's revenues for the fiscal 1996 third quarter were up 6% over the third quarter of fiscal 1995 and included sales by Industrial Equipment and Engineering Company, Inc. which was acquired on March 25, 1996 (see "Liquidity and Capital Resources"). Marking Products segment sales for the first nine months of fiscal 1996 were up 2% over the same period a year ago reflecting higher demand in Europe and Australia. The segment's international sales increased 9% over the same period a year ago which more than offset a decline in North American sales volume. Graphic Systems sales for the first nine months of fiscal 1996 were slightly higher than the first nine months of fiscal 1995. Sales for this segment have been adversely impacted, beginning in the third quarter of fiscal 1995, from the postponement by many customers of printing plates purchases in an attempt to offset increased costs for linerboard.

Gross profit for the nine months ended June 30, 1996 was $57.3 million, or 44.7% of sales, compared to $56.4 million, or 45.2% of sales, for the first nine months of fiscal 1995. The increase in gross profit of $869,000, or 1.5%, was attributable principally to improvements in the Bronze and Graphic Systems segments. Bronze segment gross profit increased as a result of increased sales as its gross margin percentage remained relatively consistent with the prior period. Graphic Systems gross margin as a percent of sales improved from the prior year reflecting overhead cost reduction efforts. Marking Products gross profit for the first nine months of fiscal 1996 was slightly lower than the first nine months of fiscal 1995 reflecting lower year-to-date sales and gross margin percentages in North America. International gross profit of the Marking Products segment improved with higher sales volume.

Selling and administrative expenses for the nine months ended June 30, 1996 were $37.0 million, representing a decrease of $338,000, less than one percent, from $37.3 million for the first nine months of fiscal 1995. The reduction in selling and administrative costs for the first nine months of fiscal 1996 reflected the absence of Sunland Memorial Park, Inc. (Sunland), which was sold in January 1996, and the discontinuance of the Company's Italian operations effective November 1, 1995. In addition, North American selling costs of the Marking Products segment declined for the period on lower sales volume.
Selling and administrative costs of Industrial Equipment and Engineering Company, Inc. partially offset these declines.

Operating profit for the nine months ended June 30, 1996 was $20.3 million and was $1.2 million, or 6.3%, higher than operating profit of $19.1 million for the first nine months of fiscal 1995. The higher consolidated operating profit for the first nine months of fiscal 1996 resulted from operating profit increases in all three of the Company's business segments. The Bronze segment recorded the largest increase, due principally to higher sales and related gross profit. Higher operating profit for the Graphic Systems segment also resulted from improved sales and operating margins. Operating profit improvement for the Marking Products segment reflected the increase in international sales combined with lower North American selling expenses.

Interest expense for the nine months ended June 30, 1996 was $77,000, compared to $64,000 for the first nine months of fiscal 1995. Interest expense principally relates to the Company's capital lease obligations.

Other income (deductions), net for the nine months ended June 30, 1996 was $7.3 million compared to $883,000 for the first nine months of fiscal 1995. Other income for the first nine months of fiscal 1996 reflected a $9.4 million pre-tax gain on the sale of Sunland. This gain was partially offset by the write-off of the remaining goodwill ($2.3 million) with respect to the Company's investment in its Swedish subsidiary, which manufactures drop-on-demand ink-jet printing equipment, and a charge for certain other non-operating expenses during the period. Investment income for the first nine months of fiscal 1996 was $1.8 million compared to $1.0 million for the same period a year ago reflecting the Company's higher cash and investment position during the current year.

The Company's effective tax rate for the nine months ended June 30, 1996 was 41.5%, compared to 38.4% for the year ended September 30, 1995. The higher effective tax rate for fiscal 1996 is primarily the result of an increase in the estimated impact of foreign income taxes, mainly in Sweden and Germany, on the Company's consolidated tax position. The difference between the Company's effective tax rate and the Federal statutory rate of 35% primarily reflects the impact of state and foreign income taxes.



Liquidity and Capital Resources

Net cash provided by operating activities was $11.4 million for the nine months ended June 30, 1996, compared to $14.9 million for the first nine months of fiscal 1995. Operating cash flow for the first nine months of fiscal 1996 reflected the Company's net income for the period of $16.1 million adjusted to exclude the gain on the sale of Sunland and non-cash depreciation and amortization (including the write-off of goodwill related to the Company's Swedish subsidiary). Cash flow from operations for the first nine months of fiscal 1995 principally reflected the Company's net income for the period.

Cash used in investing activities was $30.4 million for the nine months ended June 30, 1996 compared to $3.0 million for the same period a year ago. Investing activities for the first nine months of fiscal 1996 included net investments of $36.0 million in short-term and intermediate-term securities of the U.S. government and its agencies and corporate obligations. These investments are designed to improve the investment rate of return on the Company's excess cash position while maintaining a sufficient degree of liquidity for future cash needs. Investing activities also included the acquisition (for $1.6 million cash and 19,286 shares of Matthews International Corporation Class A common stock) of 49% of the common stock of Applied Technology Developments, Ltd., a British manufacturer of impulse ink-jet printing equipment.

Capital expenditures for the nine months ended June 30, 1996 amounted to $3.8 million, compared to capital expenditures of $4.4 million for the first nine months of fiscal 1995. Capital spending for property, plant and equipment has averaged approximately $4.9 million for the last three fiscal years. The capital budget of the Company for fiscal 1996 is $12.7 million. The Company expects to generate sufficient cash from operations to fund all anticipated capital spending projects.

On January 5, 1996, the Company sold for $13.1 million cash its cemetery and mortuary facility (Sunland Memorial Park, Inc.) in Sun City, Arizona to Service Corporation International. The transaction resulted in a pre-tax gain of $9.4 million. Sunland Memorial Park, Inc., which was purchased in 1982, was the only such facility owned by Matthews International Corporation. The facility had sales in fiscal year 1995 of approximately $5 million, representing about 3 percent the consolidated sales of the Company. The proceeds from this transaction will provide additional resources to fund internal and acquisition growth in the Company's related businesses.

On March 25, 1996, the Company acquired Industrial Equipment and Engineering Company, Inc., a Florida corporation ("IEECF"), for 213,862 newly-issued shares of authorized Matthews Class A common stock (valued at $5.4 million) and $3.6 million cash. The acquisition was consummated through a statutory merger among IEECF, a real estate holding corporation related to IEECF, and a wholly-owned subsidiary of Matthews International Corporation. The wholly-owned subsidiary of Matthews International Corporation, Industrial Equipment and Engineering Company, Inc., a Delaware corporation ("IEECD"), was the surviving corporation from the merger. IEECF, headquartered in Orlando, Florida, is the leading North American manufacturer of cremation equipment and also a supplier of related cremation products. IEECF sales were approximately $7.5 million for the year ended December 31, 1995 and consisted of about 70% in cremation equipment, 15% in field repairs, and the remainder in cremation supply products. The merger with IEECF is expected to provide Matthews International Corporation with the opportunity to further participate in the increasing cremation trend and expand its range of products and services to the death care industry.

On August 1, 1996, IEECD acquired for cash substantially all of the assets and certain of the liabilities of ALL Crematory Corporation. ALL Crematory Corporation, located in Solon, Ohio, is also a manufacturer of cremation equipment. The total purchase price, including the assumption of liabilities, was $2.3 million. The transaction will be recorded in the Company's fourth quarter.

Cash used in financing activities for the nine months ended June 30, 1996 was $4.9 million principally reflecting the purchase of treasury stock and the Company's quarterly dividends of $.07 per share. In May 1996, the Company announced that the Board of Directors approved a limited stock repurchase program authorizing the Company to purchase up to 500,000 shares of Class A and Class B common stock. In conjunction with the buy-back program, the Company also changed its practice regarding sales of Class B common stock by the Company's employees. Effective July 21, 1996, the Company invoked the provisions of Article Fifth of its Restated Articles of Incorporation. Such Article provides (among other things) that any shareholder wishing to sell any Class B common shares must first offer such shares to the Company for redemption. The Company had previously waived its rights to such redemptions. The Company will then have an option to purchase such shares for a 24-hour period. Repurchased shares may be retained in treasury, utilized for acquisitions, or reissued to employees or other purchasers, subject to the restrictions of the Restated Articles of Incorporation.

Cash used in financing activities in the first nine months of fiscal 1995 was $1.9 million consisting of dividends and capital lease payments. Dividends for each of the first three quarters of fiscal 1995 were $.06 per share. The Company currently has available lines of credit of approximately $11 million. There were no outstanding borrowings on any of the Company's lines of credit at June 30, 1996. As of such date, the Company's outstanding long-term debt, which consisted of capital lease obligations, was approximately $380,000.

At June 30, 1996 and September 30, 1995 and 1994, the Company's current ratio was 2.7, 3.5 and 2.9, respectively. The Company had cash and cash equivalents at June 30, 1996 and September 30, 1995 of $15.4 million and $39.2 million, respectively. Net working capital at June 30, 1996 was $36.0 million. The reduction in the current ratio and cash and cash equivalents balance from September 30, 1995 reflects investments in securities with longer maturities. The Company believes that its current liquidity sources, combined with its operating cash flow and additional borrowing capacity, will be sufficient to meet its capital needs for the next 12 months.

                         PART II - OTHER INFORMATION


Item 2.  Changes in Securities

In May 1996, the Company announced that the Board of Directors approved a limited stock repurchase program authorizing the Company to purchase up to 500,000 shares of Class A and Class B common stock. In conjunction with the buy-back program, the Company also changed its practice regarding sales of Class B common stock by the Company's employees. Effective July 21, 1996, the Company invoked the provisions of Article Fifth of its Restated Articles of Incorporation. Such Article provides (among other things) that any shareholder wishing to sell any Class B common shares must first offer such shares to the Company for redemption. The Company had previously waived its rights to such redemptions. The Company will then have an option to purchase such shares for a 24-hour period. Repurchased shares may be retained in treasury, utilized for acquisitions, or reissued to employees or other purchasers, subject to the restrictions of the Restated Articles of Incorporation.


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     The following Exhibits to this report are filed herewith or incorporated by reference:

     Exhibit
       No.      Description
     -------    -----------
      10.1      Capital Stock Purchase Agreement, Sunland Memorial Park,
                Inc., incorporated by reference to Exhibit No. 10.1 to
                Form 10-Q for the quarter ended December 31, 1995
      10.2      Agreement and Plan of Merger, Industrial Equipment and
                Engineering Company, Inc., incorporated by reference to
                Exhibit No. 10.2 to Form 10-Q for the quarter ended
                March 31, 1996
      11        Computation of Earnings Per Share, filed herewith
      27        Financial Data Schedule, filed herewith


(b)  Reports on Form 8-K

     None

                                SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       MATTHEWS INTERNATIONAL CORPORATION
                                                 (Registrant)




Date    8/7/96                                    E.J. Boyle
     -------------                    -------------------------------------
                                           E.J. Boyle, Vice President,
                                              Accounting & Finance




Date    8/7/96                                    J.L. Parker
     -------------                    -------------------------------------
                                      J. L. Parker, Senior Vice President,
                                         General Counsel and Secretary