Form 10-K
period 1996-09-30
MATTHEWS INTERNATIONAL CORP
filed 1996-12-20
CIK 63296

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549
                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 1996
Commission File Numbers 0-9115 and 0-24494


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405a of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of November 30, 1996 was $227,252,000.

As of November 30, 1996, shares of common stock outstanding were:
               Class A Common Stock             6,148,581 shares
               Class B Common Stock             2,604,192 shares

Documents incorporated by reference:  None

The index to exhibits is on pages 62-64.

                                     PART I

ITEM 1.  BUSINESS.

Matthews International Corporation, founded in 1850 and incorporated in Pennsylvania in 1902, is a designer, manufacturer and marketer principally of custom-made products which are used to identify people, places, products and events. The Company's products and operations are comprised of three business segments: Bronze, Graphic Systems and Marking Products. The Bronze segment is a leading manufacturer of cast bronze memorial products used primarily in cemeteries. The Graphic Systems segment manufactures and provides custom identification-related products and services used by the corrugated packaging industry and the flexible packaging industry. The Marking Products segment designs, manufactures and distributes a wide range of equipment and consumables used by customers to mark or identify various consumer and industrial products, components and packaging containers.

The following table sets forth sales and operating profit for the three business segments of the Company for the past three fiscal years. Detailed financial information relating to business segments and to foreign and domestic operations is presented in Note 14 (Segment Information) to the Consolidated Financial Statements included in Part II of this Annual Report on Form 10-K.

                                    Fiscal Year Ended September 30,
                       --------------------------------------------------------
                            1996                 1995                1994
                       ---------------     ----------------     ---------------
                       Amount  Percent     Amount   Percent     Amount  Percent
                       ------  -------     ------   -------     ------  -------
                                        (Dollars in Thousands)
Sales to unaffiliated
 customers:
  Bronze             $ 84,529    49.2%   $ 80,032    48.0%   $ 75,065     47.3%
  Graphic Systems      43,062    25.0      42,360    25.4      43,025     27.1
  Marking Products     44,387    25.8      44,356    26.6      40,610     25.6
                      -------   -----     -------   -----     -------    -----
  Total              $171,978   100.0%   $166,748   100.0%   $158,700    100.0%
                      =======   =====     =======   =====     =======    =====

Operating profit:
  Bronze               20,072    75.0      18,171    74.3      17,508     73.2
  Graphic Systems       4,217    15.7       4,254    17.4       5,083     21.3
  Marking Products      2,482     9.3       2,033     8.3       1,318(1)   5.5
                      -------   -----     -------   -----     -------    -----
  Total              $ 26,771   100.0%   $ 24,458   100.0%   $ 23,909    100.0%
                      =======   =====     =======   =====     =======    =====


(1) Fiscal 1994 operating profit for the Marking Products segment reflected unfavorable charges of approximately $450,000 representing inventory, currency exchange and other adjustments of its Italian operation.

In fiscal 1996, approximately 81% of the Company's sales were made from the United States, and 8%, 5% and 6% were made from Europe, Canada and Australia, respectively. Bronze operations are primarily conducted in the United States and Canada with 6% of the segment's revenues coming from Australia. Graphic Systems products are manufactured and primarily sold in the United States. Marking Products sells equipment and consumables directly to industrial consumers and through distributors throughout the world. This segment has manufacturing and marketing facilities in the United States, Canada and Sweden with additional sales and distribution facilities in France, Australia and the United Kingdom. Approximately 52% of Marking Products sales were made to locations outside the United States in fiscal 1996.

The Company employs approximately 1,400 people and has its principal executive offices at Two NorthShore Center, Pittsburgh, Pennsylvania 15212. Its telephone number is (412) 442-8200.


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

Bronze segment sales in the United States account for over 85% of the segment's revenues. Principal customers for memorial products are cemeteries and memorial parks, which in turn sell the Company's products to the consumer.

Within the Bronze segment was a wholly-owned subsidiary, Sunland Memorial Park, Inc. ("Sunland"). Sunland, located in Sun City, Arizona, was the only cemetery and mortuary facility owned by the Company. In January 1996, Sunland was sold to Service Corporation International. The revenues of Sunland represented approximately 7% of the Bronze segment's fiscal 1995 sales.

Bronze, continued:

In March 1996, Matthews International Corporation acquired Industrial Equipment and Engineering Company, Inc. ("IEECF"). IEECF, headquartered in Orlando, Florida, is the leading North American manufacturer of cremation equipment and related cremation products. IEECF sales were approximately $7.5 million for the year ended December 31, 1995. The acquisition is expected to provide Matthews International Corporation with the opportunity to further participate in the increasing cremation trend and expand its range of products and services to the deathcare industry. In August 1996, the Company acquired the assets of All Crematory Corporation, which is also a manufacturer of cremation equipment.

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

Graphic Systems, continued:

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

The principal customers for the Company's marking products include food and beverage processors, metal fabricators, producers of health and beauty products and manufacturers of textiles, plastic and rubber products. A large percentage of the segment's sales are outside the United States and are distributed through Company subsidiaries in Canada, Australia, Sweden and France.

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

COMPETITION:

Bronze:

Competition from other bronze memorial manufacturers, which is intense, is on the basis of product quality, delivery, price and design availability. The Company also competes with upright granite tombstone and flush granite memorial providers. The Company and its two major competitors account for a substantial portion of the bronze memorial market. The Company believes that its superior quality, broad product lines, innovative designs, delivery capability, customer responsiveness, experienced personnel and customer oriented merchandising systems are competitive advantages in its markets. Competitors in the architectural market are numerous and include companies that manufacture cast and painted signs, plastic materials and other fabricated products.


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


Marking Products:

Competition is intense and based on product performance, service and price.
The Company normally competes with specialty companies in specific marking applications. The Company believes that, in general, it has the broadest lines of marking products to address industrial marking applications.



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

The Clean Air Act Amendments of 1990 are not expected to impact two of the Company's operating segments, Graphic Systems and Marking Products. In the United States, the Company's Bronze segment operates four nonferrous foundries, none of which is within the "major source" industry category as defined by the Environmental Protection Agency. As such, it is believed that the Bronze segment operations will be regulated as "area sources" at certain locations.
No material capital expenditures are anticipated within the next few years as a result of the Clean Air Act Amendments.

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

ITEM 2.  PROPERTIES.

The principal properties of the Company are as follows (all are owned by the Company except as noted):

Location                     Description of Property               Square Feet
--------                     -----------------------               -----------
Bronze:
  Pittsburgh, PA             Manufacturing / Division Offices         94,000
  Searcy, AR                 Manufacturing                            84,000
  Milton, Ontario, Canada    Manufacturing                            30,000
  Melbourne, Australia       Manufacturing                            26,000(1)
  Apopka, FL                 Manufacturing                            21,000
  Sun City, CA               Manufacturing                            24,000
  Seneca Falls, NY           Manufacturing                            21,000
  Sun City, AZ               Cemetery                                 14,000(2)

Graphics Systems:
  Pittsburgh, PA             Manufacturing / Division Offices         56,000
  Atlanta, GA                Manufacturing                            16,000
  Chicago, IL                Manufacturing                            15,000(3)
  Dallas, TX                 Manufacturing                            15,000(1)
  LaPalma, CA                Manufacturing                            22,000
  Randolph, MA               Manufacturing                             2,500(1)
  St. Louis, MO              Manufacturing                            24,000

Marking Products:
  Pittsburgh, PA             Manufacturing / Division Offices         67,000
  Pittsburgh, PA             Ink Manufacturing                        18,000
  Melbourne, Australia       Distribution/Offices                     13,000
  Europe
   (various facilities)      Manufacturing / Distribution             43,000(1)

Corporate Office:
  Pittsburgh, PA             General Offices                          48,000(4)


(1) These properties are leased by the Company under operating lease arrangements. Rent expense for these facilities was approximately $777,000 in fiscal 1996.

(2)  Business and property were sold during fiscal 1996.

(3) Operation was consolidated into the Company's St. Louis, MO facility during fiscal 1996. Property is currently being held for sale.

(4) The Company uses approximately one-third of this building and leases, or offers to lease, the remainder to unrelated parties.


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

ITEM 3.  LEGAL PROCEEDINGS.

The Company is party to various legal proceedings generally incidental to its business. The eventual outcome of these matters is not predictable and it is possible that their resolution could be unfavorable to the Company. Although the ultimate disposition of these proceedings is not presently determinable, management is of the opinion, based on the facts now known, that the matters should not result in liabilities in an amount which would materially affect the consolidated financial position, annual results of operations or cash flows of the Company.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the Company's security holders during the fourth quarter of fiscal year 1996.

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

The authorized common stock of the Company is divided into two classes consisting of Class A Common Stock, $1 par value, and Class B Common Stock, $1 par value. The Company's Class A Common Stock is traded on the NASDAQ National Market System. The following table sets forth the high, low and closing prices as reported by NASDAQ for the periods indicated:

                                               High        Low      Close
                                               ----        ---      -----
     Fiscal 1996:
     Quarter ended:  September 30, 1996       $30.50     $27.125   $28.25
                     June 30, 1996             29.50      25.50     27.50
                     March 31, 1996            27.25      18.625    26.75
                     December 31, 1995         20.25      18.50     19.50

     Fiscal 1995:
     Quarter ended:  September 30, 1995        20.50      18.25     20.125
                     June 30, 1995             19.00      15.00     18.75
                     March 31, 1995            16.25      12.50     15.50
                     December 31, 1994         15.50      13.75     13.75


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

In May 1996, the Company announced that the Board of Directors approved a limited stock repurchase program authorizing the Company to purchase up to 500,000 shares of Class A and Class B Common Stock. In conjunction with the buy-back program, the Company also changed its practice regarding sales of Class B Common Stock by the Company's employees. Effective July 21, 1996, the Company invoked the provisions of the Fifth Article of its Restated Articles of Incorporation. Such Article provides (among other things) that any shareholder wishing to sell any Class B common shares must first offer such shares to the Company for redemption. The Company had previously waived its rights to such redemptions. The Company will then have an option to purchase such shares for a 24-hour period. Repurchased shares may be retained in treasury, utilized for acquisitions, or reissued to employees or other purchasers, subject to the restrictions of the Restated Articles of Incorporation.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS, continued.

(b)  Holders:

The number of registered holders of the Company's common stock at November 30, 1996 was as follows:
           Class A Common Stock                       453
           Class B Common Stock                       364


(c)  Dividends:

A quarterly dividend of $.08 per share was paid for the fourth quarter of fiscal 1996 to shareholders of record on September 30, 1996. The Company paid quarterly dividends of $.07 per share for the first three quarters of fiscal 1996 and the fourth quarter of fiscal 1995. The Company paid quarterly dividends of $.06 per share for the first three quarters of fiscal 1995.

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

ITEM 6.  SELECTED FINANCIAL DATA.

                                                       Years ended September 30,
                                  -------------------------------------------------------------------
                                     1996(1)       1995          1994          1993(4)       1992
                                  -----------   -----------   -----------   -----------   -----------
                                            (Not Covered by Independent Auditor's Report)
Net sales                        $171,977,619  $166,747,781  $158,700,158  $151,094,305  $149,781,172

Gross profit                       76,640,900    74,729,267    71,613,709    64,128,595    65,203,097

Interest expense                      131,364       104,820       309,939       594,513       710,612

Income before income taxes and
 cumulative effect of changes
 in accounting principles          33,522,616    25,079,263    23,705,257    16,574,586    18,017,307

Income taxes                       13,265,062     9,628,028     9,677,091     6,618,543     7,316,474
                                   ----------    ----------    ----------    ----------    ----------
Income before cumulative effect
 of changes in accounting
 principles                        20,257,554    15,451,235    14,028,166     9,956,043    10,700,833

Cumulative effect of changes
  in accounting principles (3)          -             -             -       (10,836,726)        -
                                   ----------    ----------    ----------    ----------    ----------
Net income (loss)                $ 20,257,554  $ 15,451,235  $ 14,028,166   $  (880,683) $ 10,700,833
                                   ==========    ==========    ==========    ==========    ==========

Per common share (2):
  Income before cumulative
   effect of changes in
   accounting principles              $ 2.28       $  1.75       $  1.56       $  1.07       $  1.11
  Net income (loss)                     2.28          1.75          1.56         ( .09)         1.11
  Cash dividends                         .29           .25           .10           .03           .03
Weighted average common
 shares outstanding (2)             8,890,912     8,850,350     8,982,353     9,312,105     9,651,285

Total assets                     $153,411,709  $138,206,376  $120,683,005  $110,568,941  $114,336,773
Long-term debt, noncurrent              -           270,092       745,616     6,133,340     7,768,962


(1)  Fiscal 1996 included after-tax income of $2.9 million ($.33 per share) which consisted of a gain on the sale of Sunland Memorial Park, Inc., the write-off of the remaining goodwill of Matthews
     Swedot AB and certain other non-operating charges.  See "Management's Discussion and Analysis of
     Results of Operations and Financial Condition."
(2)  All periods reflect the 15-for-1 common stock split during fiscal 1994.  See Note 7 of the Notes to Consolidated Financial Statements.
(3)  Fiscal year 1993 includes the cumulative effect of changes in accounting for postretirement benefits and income taxes.
(4)  Fiscal year 1993 includes charges of $1 million relative to inventory write-offs and other adjustments, $800,000 for a change in the amortization period of goodwill for Matthews Swedot AB and $500,000 in connection with a public offering which did not occur during fiscal 1993.
     See "Management's Discussion and Analysis of Results of Operations and Financial Condition."
/TABLE

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

                                       Years Ended
                                      September 30,           Percentage Change
                                 ----------------------       -----------------
                                                               1996-     1995-
                                 1996     1995     1994         1995      1994
                                 ----     ----     ----        -----     -----
Sales                           100.0%   100.0%   100.0%         3.1%      5.1%
Gross profit                     44.6     44.8     45.1          2.6       4.4
Operating profit                 15.6     14.7     15.1          9.5       2.3
Income before taxes              19.5     15.0     14.9         33.7       5.8
Net income                       11.8      9.3      8.8         31.1      10.1



Comparison of Fiscal 1996 and Fiscal 1995:

Sales for the year ended September 30, 1996 were $172.0 million and were $5.3 million, or 3.1%, higher than sales of $166.7 million for the year ended September 30, 1995. The increase in fiscal 1996 principally resulted from higher sales in the Bronze segment, but also reflected nominal sales increases in the Graphic Systems and Marking Products segments. Bronze segment sales for the year were up $4.5 million, or 5.6% over fiscal 1995 despite the sale of Sunland Memorial Park, Inc. ("Sunland") in January 1996 (see "Liquidity and Capital Resources"). Sunland sales were 6.5% of the segment's total sales in fiscal 1995. Fiscal 1996 Bronze segment sales reflected increases in both price and unit volume as well as additional sales from Industrial Equipment and Engineering Company, Inc. which was acquired on March 25, 1996, and All Crematory Corporation, which was acquired on August 1, 1996 (see "Liquidity and Capital Resources"). Sales for the Graphic Systems segment increased $700,000, or 1.7%, over fiscal 1995. Sales for this segment were adversely impacted, beginning in the third quarter of fiscal 1995 and carrying over through the fiscal 1996 second quarter, from the postponement by many customers of printing plates purchases in an attempt to offset increased costs for linerboard. However, the segment's sales for the fourth quarter of fiscal 1996 showed an improvement of 3% over the same period a year ago. Marking Products segment sales for fiscal 1996 were up only slightly, less than 1.0%, over fiscal 1995. The segment's international sales increased 5% over the same period a year ago reflecting higher demand in Europe and Australia which more than offset a decline in North American sales volume. International sales for the fiscal 1996 fourth quarter declined from the same period a year ago principally reflecting lower sales in Germany. In September 1996, the Company authorized the liquidation of its German subsidiary due to its declining sales and recent operating losses.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued.

Comparison of Fiscal 1996 and Fiscal 1995, continued:

Gross profit for the year ended September 30, 1996 was $76.6 million, or 44.6% of sales, compared to $74.7 million, or 44.8% of sales, for the year ended September 30, 1995. The increase in gross profit of $1.9 million, or 2.6%, was attributable principally to higher gross profit in the Bronze segment. Bronze segment gross profit increased as a result of higher sales and its gross margin percentage improved slightly over the prior year. Graphic Systems gross margin improved slightly from the prior year also reflecting its higher sales for the year. Marking Products gross profit for year ended September 30, 1996 was approximately 2.0% lower than fiscal 1995 reflecting lower sales in North America and lower margins in Germany.

Selling and administrative expenses for the year ended September 30, 1996 were $49.9 million, representing a decrease of $400,000, less than one percent, from $50.3 million for the year ended September 30, 1995. The reduction in selling and administrative costs for fiscal 1996 reflected the absence of Sunland, which was sold in January 1996, and the discontinuance of the Company's Italian operations effective November 1, 1995. North American selling costs of the Marking Products segment also declined for the period on lower sales volume.
In addition, administrative overhead costs were lower for the year as a result of several executive retirements and other management changes as well as management's continued cost control efforts. Higher sales and marketing costs in the Bronze and Graphic Systems segments and the selling and administrative costs of Industrial Equipment and Engineering Company, Inc. partially offset these declines.

Operating profit for the year ended September 30, 1996 was $26.8 million and was $2.3 million, or 9.5%, higher than operating profit of $24.5 million for the year ended September 30, 1995. The higher consolidated operating profit for fiscal 1996 principally resulted from operating profit increases in the Bronze and Marking Products segments. The Bronze segment recorded the largest increase, $1.9 million, or 10.5% over fiscal 1995, due principally to higher sales and related gross profit. Operating profit improvement for the Marking Products segment reflected the increase in international sales combined with lower North American selling expenses. Graphic Systems operating profit was relatively unchanged from fiscal 1995. Fiscal 1997 operating profit will be favorably impacted by changes in the Company's postretirement health care benefits. In September 1996, the Board of Directors approved changes to the retiree medical plan which provides additional plan options while limiting future Company contributions to retiree benefits. These changes will significantly reduce future net periodic postretirement benefit cost. The reduction will be partially offset by costs associated with the Company's planned implementation of a Section 401(k) employee savings plan and related Company contributions.

Investment income for the year ended September 30, 1996 was $2.6 million compared to $1.6 million for fiscal 1995. The increase reflects the Company's higher cash and investment position during the current year and a higher rate of return as a result of a change in the Company's investment strategies (see "Liquidity and Capital Resources").

Interest expense for the year ended September 30, 1996 was $131,000, compared to $105,000 for fiscal 1995. Interest expense principally relates to the Company's capital lease obligations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued.

Comparison of Fiscal 1996 and Fiscal 1995, continued:

Other income (deductions), net for the year ended September 30, 1996 represented a net increase to income of $4.3 million compared to a net reduction of $894,000 for fiscal 1995. Other income for fiscal 1996 primarily included a $9.4 million pre-tax gain on the sale of Sunland. This gain was partially offset by the write-off of the remaining goodwill ($2.3 million) with respect to the Company's investment in its Swedish subsidiary, which manufactures drop-on-demand ink-jet printing equipment. Other deductions for fiscal 1996 also reflected certain other non-operating expenses which principally included estimated costs of $1.2 million associated with the liquidation of the Company's German subsidiary. In September 1996, the Company authorized the liquidation of its German subsidiary. The transaction had no impact on the Company's fiscal 1996 net income due to the tax benefits related to the write-off of an intercompany loan and investment. The German subsidiary had sales of $4,200,000 with an operating loss of $970,000 in fiscal 1996.

The Company's effective tax rate for the year ended September 30, 1996 was 39.6%, compared to 38.4% for the year ended September 30, 1995. The higher effective tax rate for fiscal 1996 is primarily the result of the impact of the Company's foreign income tax position, primarily in Sweden, on the Company's consolidated tax position offset partially by the tax benefits related to the write-off of an intercompany loan and investment in connection with the liquidation of the Company's German subsidiary. The difference between the Company's effective tax rate and the Federal statutory rate of 35% primarily reflects the impact of state and foreign income taxes.


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

Investment income for the year ended September 30, 1995 was $1.6 million compared to $626,000 for fiscal 1994. The increase from fiscal 1994 related primarily to an increase in the average cash position of the Company from the previous year as well as higher rate of return.

Interest expense for the year ended September 30, 1995 was $105,000 compared to $310,000 for fiscal 1994. The decrease in interest expense was principally a result of the repayment of all amounts outstanding under the Term Loan Agreement during fiscal 1994.

Other income and deductions (net) for the year ended September 30, 1995 resulted in a net reduction in income of $894,000 compared to a net reduction of $519,000 in fiscal 1994. Other deductions in fiscal 1995 reflected costs in connection with the liquidation of the Company's Italian subsidiary.

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

Gross profit for the year ended September 30, 1994 was $71.6 million, or 45.1% of sales, compared to $64.1 million, or 42.4% of sales, for fiscal 1993. The increase in gross profit and gross profit as a percent of sales primarily reflected higher margins in the Graphic Systems and Bronze segments. Graphic Systems gross profit increased as a result of improvements in manufacturing efficiency, selling price increases and favorable changes in product mix. The increase in the Bronze segment gross profit is attributed mainly to improved cost/price relationships and continued benefits from improvements in the segment's manufacturing efficiency. Marking Products gross profit and gross profit as a percent of sales also increased over fiscal 1993. The increase in gross profit from the prior year related primarily to additional charges of $1.0 million recorded by Marking Products in fiscal 1993 for inventory write-offs and other adjustments, including costs of the Company's Italian subsidiary related to inventory and unfavorable exchange adjustments of $450,000.

Selling and administrative expenses for the year ended September 30, 1994 were $47.7 million, or 30.0% of sales, compared to $46.6 million, or 30.8% of sales, in fiscal 1993. Selling expense increased $2.3 million or 8.4%, over fiscal 1993. Selling expense was higher in the Graphic Systems and Bronze segments reflecting increased salaries and related benefits and commissions commensurate with the higher sales level of these segments. Administrative expense decreased $1.2 million, or 6.1%, from the prior year. Fiscal 1993 administrative expense included an additional charge of approximately $800,000 for a change in the amortization period of goodwill relative to Matthews Swedot AB. Fiscal 1994 selling and administrative expense also reflected reductions in marketing and research and development costs in Europe.

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

Investment income for the year ended September 30, 1994 was $626,000 compared to $609,000 for fiscal 1993. The increase reflects a higher average cash balance during the current year.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued.

Comparison of Fiscal 1994 and Fiscal 1993, continued:

Interest expense for the year ended September 30, 1994 was $310,000 compared to $595,000 for fiscal 1993. The decrease in interest expense was principally a result of the repayment of all amounts outstanding under the Term Loan Agreement during fiscal 1994.

Other income and deductions (net) for the year ended September 30, 1994 resulted in a net reduction in income of $519,000 compared to a net reduction of $1.0 million in fiscal 1993. Other deductions in fiscal 1993 included expenses of $500,000 in connection with a public offering of the Company's common stock which did not occur during fiscal 1993.

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


LIQUIDITY AND CAPITAL RESOURCES:

Cash flow from operations was $19.2 million for the year ended September 30, 1996, compared to $20.2 million for fiscal 1995 and $20.4 million for fiscal 1994. Operating cash flow for fiscal 1996 reflects net income of $20.3 million adjusted to exclude the effects from the pre-tax gain of $9.4 million of the sale of Sunland, the write-off of remaining $2.3 million goodwill of Matthews Swedot AB and estimated liquidation costs in connection with the Company's German subsidiary. Operating cash flow for fiscal 1995 and 1994 reflected the Company's net income of $15.5 million and $14.0 million, respectively.

Cash used in investing activities was $34.2 million for fiscal 1995, compared to $2.7 million for fiscal 1995 and $3.2 million for fiscal 1994. Investing activities for the year ended September 30, 1996 included net investments of $36.8 million in short-term and intermediate-term securities of the U.S. government and its agencies and corporate obligations. These investments are designed to improve the investment rate of return on the Company's excess cash position while maintaining a sufficient degree of liquidity for future cash needs. Investing activities also included the acquisition (for $1.6 million cash and 19,286 shares of Matthews International Corporation Class A Common Stock) of 49% of the common stock of Applied Technology Developments, Ltd., a British manufacturer of impulse ink-jet printing equipment.

Capital expenditures were $5.4 million, $6.0 million and $3.9 million in fiscal 1996, 1995 and 1994, respectively. Capital expenditures in the last three fiscal years reflected reinvestment in each of the Company's industry segments and were made primarily for the purchase of new manufacturing machinery, equipment and facilities designed to improve product quality, increase manufacturing efficiency, lower production costs and meet regulatory requirements. Capital expenditures for all three years were primarily financed through operating cash and the related assets are unencumbered. Capital spending for property, plant and equipment has averaged $5.1 million for the last three years. The capital budget for fiscal 1997 is $8.8 million. The Company expects to generate sufficient cash from operations to fund all anticipated capital spending projects.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued.

LIQUIDITY AND CAPITAL RESOURCES, continued:

Investing activities also included collections on notes receivable from designated officers and employees for the purchase of the Company's common stock under the Employees' Stock Purchase Plan. Collections under such loans were $1.4 million, $1.5 million and $668,000 in fiscal 1996, 1995 and 1994, respectively.

On January 5, 1996, the Company sold for $13.1 million cash its cemetery and mortuary facility (Sunland Memorial Park, Inc.) in Sun City, Arizona to Service Corporation International. The transaction resulted in a pre-tax gain of $9.4 million. Sunland Memorial Park, Inc., which was purchased in 1982, was the only such facility owned by Matthews International Corporation. The facility had sales in fiscal 1995 of approximately $5 million, representing about 3% the consolidated sales of the Company.

On March 25, 1996, the Company acquired Industrial Equipment and Engineering Company, Inc., a Florida corporation ("IEECF"), for 213,862 newly-issued shares of Matthews Class A Common Stock (valued at $5.4 million) and $3.6 million cash. The acquisition was consummated through a statutory merger among IEECF, a real estate holding corporation related to IEECF, and a wholly-owned subsidiary of Matthews International Corporation. The wholly-owned subsidiary of Matthews International Corporation, Industrial Equipment and Engineering Company, Inc., a Delaware corporation ("IEECD"), was the surviving corporation from the merger. IEECF, headquartered in Orlando, Florida, is the leading North American manufacturer of cremation equipment and also a supplier of related cremation products. IEECF sales were approximately $7.5 million for the year ended December 31, 1995 and consisted of about 70% in cremation equipment, 15% in field repairs, and the remainder in cremation supply products. The merger with IEECF is expected to provide Matthews International Corporation with the opportunity to further participate in the increasing world-wide trend of cremation and expand its range of products and services to the deathcare industry.

On August 1, 1996, IEECD acquired for cash substantially all of the assets and certain of the liabilities of All Crematory Corporation. All Crematory Corporation, located in Solon, Ohio, is also a manufacturer of cremation equipment. The total purchase price, including the assumption of liabilities, was $2.0 million.

Investing activities in fiscal 1995 reflected the sale of two of the Company's facilities. Two facilities of the Marking Products segment (one of the Company's Pittsburgh facilities and the Division's Canadian facility) were sold during the year and the related operations were consolidated into other facilities of the Company. These sales did not have a material impact on the Company's results of operations for fiscal 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued.

LIQUIDITY AND CAPITAL RESOURCES, continued:

Cash used in financing activities for the year ended September 30, 1996 was $11.9 million principally reflecting the purchase of treasury stock and the Company's quarterly cash dividends on common stock. In May 1996, the Company announced that the Board of Directors approved a limited stock repurchase program authorizing the Company to purchase up to 500,000 shares of Class A and Class B Common Stock. In conjunction with the buy-back program, the Company also changed its practice regarding sales of Class B Common Stock by the Company's employees. Effective July 21, 1996, the Company invoked the provisions of the Fifth Article of its Restated Articles of Incorporation.
Such Article provides (among other things) that any shareholder wishing to sell any Class B common shares must first offer such shares to the Company for redemption. The Company had previously waived its rights to such redemptions. The Company will then have an option to purchase such shares for a 24-hour period. Repurchased shares may be retained in treasury, utilized for acquisitions, or reissued to employees or other purchasers, subject to the restrictions of the Restated Articles of Incorporation.

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

Under the terms of the Revolving Credit and Term Loan Agreement, the Company may borrow principal amounts up to $6.0 million in the aggregate at various interest rate options approximating current market rates. The agreement requires the Company to maintain minimum levels of consolidated working capital and tangible net worth. There were no outstanding borrowings under this agreement at September 30, 1996, 1995 or 1994.

The Company has additional lines of credit for $3.0 million in U.S. dollars and $500,000 in Canadian dollars. These lines of credit provide for borrowings at the banks' prime interest rates. The Company has a foreign exchange line of credit of $200,000 for standby letters of credit to support performance guarantees, which bears interest at the bank's current market rates. The Company also maintains a multi-currency line of credit with a bank for 6 million French francs. The multi-currency line of credit bears interest at various rates based on market as determined by the bank. At September 30, 1996, approximately $44,000 of compensating balances were maintained in connection with the various lines of credit. There were no outstanding borrowings on the various lines of credit at September 30, 1996, 1995 and 1994.

Consolidated working capital of the Company was $30.8 million at September 30, 1996 compared to $56.3 million at September 30, 1995. Consolidated working capital was $41.0 million at September 30, 1994. Cash and cash equivalents were $12.4 million at September 30, 1996 compared to $39.2 million at September 30, 1995 and $24.3 million at September 30, 1994. The Company's current ratio at September 30, 1996 was 2.2, compared to 3.5 and 2.9 at September 30, 1995 and 1994, respectively. The reductions in working capital, cash and cash equivalents and current ratio at September 30, 1996 reflect the Company's investments in longer-term securities.

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



FASB PRONOUNCEMENTS:

In March 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The pronouncement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No. 121 will be adopted by the Company in fiscal 1997 and is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued.

FASB PRONOUNCEMENTS, continued:

In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." The pronouncement establishes a fair value based method of accounting for stock-based compensation plans. The pronouncement allows an entity to continue to measure those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." The Company has elected to continue its accounting under APB Opinion No. 25. Entities electing to remain with the accounting in APB Opinion No. 25 must make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting defined in SFAS No. 123 had been applied. The disclosure requirements of SFAS No. 123 will be adopted by the Company in fiscal 1997.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


Description                                                               Pages
-----------                                                               -----

Report of Independent Accountants                                           24

Consolidated Balance Sheet                                                25-26

Consolidated Statement of Income                                            27

Consolidated Statement of Shareholders' Equity                              28

Consolidated Statement of Cash Flows                                        29

Notes to Consolidated Financial Statements                                30-46

Supplementary Financial Information                                         47

                       REPORT OF INDEPENDENT ACCOUNTANTS






To the Shareholders and
  Board of Directors of
  Matthews International Corporation:

We have audited the accompanying consolidated balance sheet of Matthews International Corporation and subsidiaries as of September 30, 1996 and 1995, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended September 30, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Matthews International Corporation and subsidiaries as of September 30, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 1996 in conformity with generally accepted accounting principles.





                                                      COOPERS & LYBRAND L.L.P.


Pittsburgh, Pennsylvania
November 18, 1996

                 MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEET
                             September 30, 1996 and 1995
                                     ----------

ASSETS                                                         1996            1995
                                                               ----            ----
Current assets:
  Cash and cash equivalents                               $ 12,418,718    $ 39,204,010
  Short-term investments                                     3,079,084           -
  Accounts and notes receivable:
    Trade                                                   25,977,035      28,145,651
    Officers and employees                                     161,224         268,136
    Other                                                       20,407         101,823
  Inventories (Note 3)                                      11,973,194      10,341,823
  Deferred income taxes                                        886,450         718,531
  Other current assets                                       1,244,106         456,265
                                                            ----------      ----------
    Total current assets                                    55,760,218      79,236,239



Investments (Note 4)                                        35,333,326           -



Accounts receivable, noncurrent                                 28,047       1,401,056



Cemetery inventory, at average cost                              -           1,193,652



Property, plant and equipment, net (Note 5)                 37,322,773      38,021,777



Deferred income taxes (Note 11)                              6,477,022       6,602,396



Other assets                                                 7,064,736       6,391,117



Goodwill, net of accumulated amortization of
  $1,763,003 and $3,632,585, respectively (Note 2)          11,425,587       5,360,139
                                                           -----------     -----------


                                                          $153,411,709    $138,206,376
                                                           ===========     ===========

The accompanying notes are an integral part of these consolidated financial statements.
/TABLE

                 MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEET, continued
                             September 30, 1996 and 1995
                                     ----------

LIABILITIES AND SHAREHOLDERS' EQUITY                           1996            1995
                                                               ----            ----
Current liabilities:
  Long-term debt, current maturities                      $    270,092    $    433,465
  Trade accounts payable                                     6,049,732       5,181,954
  Accrued compensation                                       2,234,233       1,811,438
  Accrued vacation pay                                       2,722,521       2,542,442
  Profit distribution to employees                           3,579,467       3,590,944
  Accrued income taxes                                         963,886       1,165,805
  Customer prepayments                                       3,069,904       2,413,415
  Postretirement benefits, current portion                     945,933       1,329,237
  Other current liabilities                                  5,075,162       4,441,320
                                                            ----------      ----------
    Total current liabilities                               24,910,930      22,910,020

Long-term debt (Note 6)                                          -             270,092

Estimated cemetery costs (Note 2)                                -           2,143,085

Estimated finishing costs                                    2,954,299       2,848,391

Postretirement benefits other than pensions (Note 10)       21,005,067      19,727,632

Deferred revenue and other liabilities (Note 2)              2,082,370       3,508,752

Commitments and contingent liabilities (Note 12)

Shareholders' equity (Notes 7 and 8):
  Common stock:
    Class A, $1.00 par value, authorized 70,000,000
      shares, 6,039,542 and 4,009,753 shares issued
      at September 30, 1996 and 1995, respectively           6,039,542       4,009,753
    Class B, $1.00 par value, authorized 30,000,000
      shares, 3,043,956 and 4,840,597 shares issued
      at September 30, 1996 and 1995, respectively           3,043,956       4,840,597
  Preferred stock, $100 par value, authorized 10,000
    shares, none issued                                          -               -
  Additional paid-in capital                                 7,466,009       1,844,092
  Retained earnings                                         98,367,657      80,690,206
  Other shareholders' equity                                (3,651,299)     (4,586,244)
  Treasury stock, 318,918 shares at September 30,
   1996, at cost (Note 2)                                   (8,806,822)          -
                                                           -----------     -----------
  Total shareholders' equity                               102,459,043      86,798,404
                                                           -----------     -----------

                                                          $153,411,709    $138,206,376
                                                           ===========     ===========

The accompanying notes are an integral part of these consolidated financial statements.

                  MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED STATEMENT OF INCOME
                 for the years ended September 30, 1996, 1995 and 1994
                                      ----------

                                                 1996           1995           1994
                                                 ----           ----           ----
Sales                                       $171,977,619   $166,747,781   $158,700,158
Cost of goods sold                            95,336,719     92,018,514     87,086,449
                                             -----------    -----------    -----------
  Gross profit                                76,640,900     74,729,267     71,613,709

Selling expense                               31,495,111     31,146,043     29,788,416
Administrative expense                        18,374,409     19,125,520     17,916,353
                                             -----------    -----------    -----------
  Operating profit                            26,771,380     24,457,704     23,908,940

Investment income                              2,628,747      1,620,038        625,672
Interest expense                                 131,364        104,820        309,939
Other income (deductions), net                 4,253,853       (893,659)      (519,416)
                                             -----------    -----------    -----------

Income before income taxes                    33,522,616     25,079,263     23,705,257

Income taxes (Note 11)                        13,265,062      9,628,028      9,677,091
                                             -----------    -----------    -----------

Net income                                  $ 20,257,554   $ 15,451,235   $ 14,028,166
                                             ===========    ===========    ===========


Earnings per share (Note 2)                     $ 2.28        $  1.75         $ 1.56
                                                  ====           ====           ====

Weighted average number of common
  shares outstanding (Note 2)                  8,890,912      8,850,350      8,982,353
                                               =========      =========      =========

The accompanying notes are an integral part of these consolidated financial statements.
/TABLE

                                MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                               for the years ended September 30, 1996, 1995 and 1994
                                                    ----------

                                       Common     Additional                   Other
                                        Stock       Paid-in      Retained   Shareholders'   Treasury
                                      (Note 7)      Capital      Earnings      Equity         Stock         Total
                                      ---------   ----------   -----------  -----------   -----------    ----------
Balance, September 30, 1993          $  400,000  $23,700,871  $100,795,209  $(8,804,126) $(55,103,106)  $60,988,848

Net income                                                      14,028,166                               14,028,166
Treasury stock transactions:
 Purchase of 62,858 shares                                                                 (7,468,038)   (7,468,038)
 Sale of 5,651 shares                                548,568                                   92,507       641,075
Dividends, $.10 per share                                         (892,793)                                (892,793)
Recapitalization:
 Retirement of treasury shares         (342,331) (24,249,439)  (37,886,867)                62,478,637         -
 Stock split and par value change     8,592,681                 (8,592,681)                                   -
Initial public offering (Note 7):
 Issuance of 200,000 shares             200,000    2,600,000                                              2,800,000
 Offering expenses                                  (755,908)                                              (755,908)
Other changes, net                                                            2,021,918                   2,021,918
                                      ---------   ----------   -----------    ---------    ----------    ----------
Balance, September 30, 1994           8,850,350    1,844,092    67,451,034   (6,782,208)        -        71,363,268

Net income                                                      15,451,235                               15,451,235
Dividends, $.25 per share                                       (2,212,063)                              (2,212,063)
Other changes, net                                                            2,195,964                   2,195,964
                                      ---------   ----------   -----------    ---------    ----------    ----------
Balance, September 30, 1995           8,850,350    1,844,092    80,690,206   (4,586,244)        -        86,798,404

Net income                                                      20,257,554                               20,257,554
Treasury stock transactions:
 Purchase of 335,732 shares                                                                (9,247,272)   (9,247,272)
 Sale of 5,000 shares                                  1,769                                  106,200       107,969
 Issuance of 11,814 shares under
  stock plans (Note 8)                               (74,695)                                 334,250       259,555
Issuance of 233,148 shares for
 acquisitions (Notes 4 and 15)          233,148    5,694,843                                              5,927,991
Dividends, $.29 per share                                       (2,580,103)                              (2,580,103)
Other changes, net                                                              934,945                     934,945
                                      ---------   ----------   -----------    ---------    ----------   -----------
Balance, September 30, 1996          $9,083,498  $ 7,466,009  $ 98,367,657  $(3,651,299) $ (8,806,822) $102,459,043
                                      =========   ==========   ===========    =========    ==========   ===========


                     The accompanying notes are an integral part of these consolidated financial statements.
/TABLE

                      MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED STATEMENT OF CASH FLOWS
                     for the years ended September 30, 1996, 1995 and 1994

                                                            1996          1995          1994
                                                            ----          ----          ----
Cash flows from operating activities:
 Net income                                             $20,257,554   $15,451,235   $14,028,166
 Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
  Depreciation and amortization                           7,334,669     4,887,122     4,259,313
  Change in deferred taxes                                 (558,999)   (1,313,280)   (1,115,750)
  Net change in certain working capital items (Note 13)   2,301,488      (597,897)    2,220,580
  Increase in other non-current assets                   (1,378,517)     (393,667)   (1,223,162)
  Increase in estimated finishing and cemetery costs        156,284       230,363       293,452
  Increase (decrease) in deferred revenue and
   expenses and other liabilities                          (287,921)       23,228       419,774
  Increase in postretirement benefits                       894,131     1,373,095     1,014,089
  (Gain) loss on sale of property, plant and equipment      (80,686)       43,170        81,787
  Gain on sale of subsidiary                             (9,409,058)        -             -
  Net gain on investments                                   (33,756)        -             -
  Effect of exchange rate changes on operations             (10,517)      486,135       397,287
                                                         ----------    ----------    ----------
   Net cash provided by operating activities             19,184,672    20,189,504    20,375,536
                                                         ----------    ----------    ----------
Cash flows from investing activities:
 Acquisitions of property, plant and equipment           (5,378,053)   (5,976,264)   (3,929,271)
 Proceeds from sales of property, plant and equipment       472,697     1,736,869        34,517
 Acquisitions, net of cash acquired                      (5,182,055)        -             -
 Proceeds from sale of subsidiary                        13,070,853         -             -
 Investments                                            (43,735,439)        -             -
 Proceeds from disposition of investments                 5,225,068         -             -
 Collections on loans to officers and employees           1,361,769     1,520,011       667,689
                                                         ----------    ----------    ----------
   Net cash used in investing activities                (34,165,160)   (2,719,384)   (3,227,065)
                                                         ----------    ----------    ----------
Cash flows from financing activities:
 Payments on long-term debt                                (433,465)     (465,322)   (6,600,083)
 Proceeds from initial public offering, net                   -             -         2,044,092
 Proceeds from the sale of treasury stock                   367,524         -           641,075
 Purchases of treasury stock                             (9,247,272)        -        (7,468,038)
 Dividends                                               (2,580,103)   (2,212,063)     (892,793)
                                                         ----------    ----------    ----------
   Net cash used in financing activities                (11,893,316)   (2,677,385)  (12,275,747)
                                                         ----------    ----------    ----------
Effect of exchange rate changes on cash                      88,512       146,308       152,522
                                                         ----------    ----------    ----------
Net increase (decrease) in cash and cash equivalents    (26,785,292)   14,939,043     5,025,246
Cash and cash equivalents at beginning of year           39,204,010    24,264,967    19,239,721
                                                         ----------    ----------    ----------
Cash and cash equivalents at end of year                $12,418,718   $39,204,010   $24,264,967
                                                         ==========    ==========    ==========
Cash paid during the year for:
  Interest                                              $   131,364   $   104,820   $   309,939
  Income taxes                                           13,523,856    11,023,880    10,073,283

    The accompanying notes are an integral part of these consolidated financial statements.
/TABLE

              MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  ----------


1.    NATURE OF OPERATIONS:

Matthews International Corporation, founded in 1850 and incorporated in Pennsylvania in 1902, is a designer, manufacturer and marketer principally of custom-made products which are used to identify people, places, products and events. The Company's products and operations are comprised of three business segments: Bronze, Graphic Systems and Marking Products. The Bronze segment is a leading manufacturer of cast bronze memorial products, crematories and cremation related products. The Graphic Systems segment manufactures and provides custom identification-related products and services used by the corrugated packaging industry and the flexible packaging industry. The Marking Products segment designs, manufactures and distributes a wide range of equipment and consumables used by customers to mark or identify various consumer and industrial products, components and packaging containers.

Matthews International Corporation has sales and manufacturing facilities in the United States, Canada, Australia and Sweden as well as sales and distribution operations in France, Germany and the United Kingdom.



2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation:

The consolidated financial statements include all foreign and domestic subsidiaries. All intercompany accounts and transactions have been eliminated.


Use of Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


Cash and Cash Equivalents:

For purposes of the consolidated statement of cash flows, the Company considers all investments purchased with a remaining maturity of three months or less to be cash equivalents. The carrying amount of cash and cash equivalents approximates fair value due to the short-term maturities of these instruments. At September 30, 1996, a significant portion of the Company's cash and cash equivalents were invested with one financial institution.

                                  ----------


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued:

Foreign Currency:

Balance sheet accounts for foreign subsidiaries are translated into U.S. dollars at current exchange rates in effect at the consolidated balance sheet date. The gains or losses that result from this process are recorded in other shareholders' equity. The cumulative translation adjustment at September 30, 1996 and 1995 was a reduction in shareholders' equity of $1,741,116 and $1,820,792, respectively. The revenue and expense accounts of foreign subsidiaries are translated into U.S. dollars at the average exchange rates that prevailed during the period.


Inventories:

Inventories are stated at the lower of cost or market with cost generally determined under the average cost method.


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


Other Assets:

Other assets principally include prepaid pension assets (See Note 9) and the cash surrender value of life insurance, net of policy loans. No policy loans were outstanding at September 30, 1996 and 1995.


Goodwill:

Goodwill, which represents the excess of cost over the estimated fair value of net assets of acquired businesses, is amortized using the straight-line method over periods ranging from 10 to 20 years. Management periodically evaluates the net realizable value of goodwill and, based on such analysis, goodwill will be reduced if considered necessary. During the second quarter of fiscal 1996, the Company wrote off the remaining goodwill ($2,288,000) of its subsidiary, Matthews Swedot AB.

                                  ----------


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued:

Estimated Cemetery Costs and Estimated Finishing Costs:

Estimated cemetery costs represent current costs of providing various cemetery-related products and services sold to customers on a pre-need basis. The Company's cemetery, Sunland Memorial Park, Inc., was sold in January 1996 (See
Note 15). Estimated costs for finishing have been provided for bronze memorials, vases and granite bases which have been manufactured, sold to customers and placed in storage for future delivery.


Treasury Stock:

Treasury stock is carried at cost. The cost of treasury shares sold is determined under the average cost method. At September 30, 1996, treasury stock consisted of 241,634 shares of Class A Common Stock and 77,284 shares of Class B Common Stock. No treasury shares were held at September 30, 1995 and 1994. During fiscal 1994, all treasury stock was retired (see Note 7).


Income Taxes:

Deferred tax liabilities and assets are provided for the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse. Deferred income taxes for U.S. tax purposes have not been provided on the undistributed earnings of foreign subsidiaries, as such earnings are considered to be reinvested indefinitely. At September 30, 1996, undistributed earnings for which deferred U.S. income taxes have not been provided approximated $1,120,000. Determination of the amount of unrecognized U.S. deferred tax liability on these unremitted earnings is not practical as any taxes paid upon distribution to the Company would be offset, at least in part, by foreign tax credits under U.S. tax regulations.


Research and Development Expenses:

Research and development costs are expensed as incurred and approximated $1,997,000, $2,138,000 and $1,720,000 for the years ended September 30, 1996,
1995 and 1994, respectively.


Earnings Per Share:

Earnings per share is computed based on the weighted average number of shares of common stock outstanding during the year.

                                  ----------


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued:

Revenue Recognition:

Pre-need sales of cemetery lots, mausoleum spaces and cemetery products (e.g., memorials and vaults) and services are primarily made through installment contracts with terms generally not exceeding 60 months. Revenues and costs are recognized on the installment basis over the contract period. The costs to provide cemetery products sold but uncompleted are reflected as estimated cemetery costs. The Company's cemetery, Sunland Memorial Park, Inc., was sold in January 1996 (See Note 15). All other revenues of the Company are recognized at the time of product shipment.

Reclassifications:

Certain amounts in the 1995 and 1994 consolidated financial statements have been reclassified to conform to the current year presentation.



3.  INVENTORIES:

Inventories at September 30 consisted of the following:
                                                        1996           1995
                                                        ----           ----

Materials and finished goods                        $10,424,521    $ 8,910,738
Labor and overhead in process                           879,593        812,178
Supplies                                                669,080        618,907
                                                     ----------     ----------
                                                    $11,973,194    $10,341,823
                                                     ==========     ==========


4.  INVESTMENTS:

On February 19, 1996, the Company acquired for $1,596,688 cash 40% of the common stock of Applied Technology Developments, Ltd. (ATD), a British manufacturer of impulse ink-jet printing equipment. On May 6, 1996, the Company acquired an additional 9% interest in ATD in exchange for 19,286 shares of Class A Common Stock (valued at $527,975). The investment has been recorded under the equity method of accounting. The Company's investment in ATD at September 30, 1996 was $2,219,602.

All other investment securities are classified as available-for-sale and are recorded at estimated market value at the consolidated balance sheet date. Short-term investments consist of securities with purchased maturities of over three months but less than one year. Accrued interest on all investment securities, including purchased interest, is also classified with short-term investments. Investments classified as non-current consist of securities with purchased maturities intended to range from one to five years.

                                  ----------


4.  INVESTMENTS, continued:

The amortized cost and market values of investment securities at September 30, 1996 were as follows:
                            Book Value      Gross        Gross
                            (Amortized   Unrealized   Unrealized     Market
                               Cost)        Gains       Losses        Value
                            ----------   ----------   ----------     ------
Short-term investments:
  U.S. government and
    its agencies           $ 1,499,957    $   343      $    -     $ 1,500,300
  Corporate obligations      1,100,000        -             -       1,100,000
  Other                        478,784        -             -         478,784
                            ----------     ------       -------    ----------
  Total                    $ 3,078,741    $   343      $    -     $ 3,079,084
                            ==========     ======       =======    ==========

Investments:
  U.S. government and
    its agencies           $14,502,942    $   -        $375,532   $14,127,410
  Corporate obligations     19,121,106        -         324,246    18,796,860
  Other                        189,454        -             -         189,454
                            ----------     ------       -------    ----------
  Total                    $33,813,502    $   -        $699,778   $33,113,724
                            ==========     ======       =======    ==========

Unrealized gains and losses on investment securities, including related deferred taxes, are reflected in other shareholders' equity. Realized gains and losses are based on the specific identification method and are recorded in other income. Realized losses for fiscal 1996 were $38,802. Bond premiums and discounts are amortized on the straight-line method which does not significantly differ from the interest method.


5.  PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment and the related accumulated depreciation at September 30 were as follows:
                                                        1996           1995
                                                        ----           ----
Buildings                                           $20,373,634    $21,273,617
Machinery and equipment                              37,817,758     35,850,622
                                                     ----------     ----------
                                                     58,191,392     57,124,239

Less accumulated depreciation                        26,169,878     24,407,809
                                                     ----------     ----------
                                                     32,021,514     32,716,430

Land                                                  3,117,945      3,281,726
Construction in progress                              2,183,314      2,023,621
                                                     ----------     ----------
                                                    $37,322,773    $38,021,777
                                                     ==========     ==========

                                  ----------


6.  LONG-TERM DEBT:

The Company has a Revolving Credit and Term Loan Agreement. Under terms of the agreement, the Company may borrow principal amounts up to $6,000,000 in the aggregate at various interest rate options approximating current market rates. The Revolving Credit and Term Loan Agreement requires the Company to maintain minimum levels of consolidated working capital and tangible net worth. At September 30, 1996 and 1995, no amounts were outstanding under this agreement.

During fiscal 1991, the Company converted all outstanding borrowings under the Revolving Credit and Term Loan Agreement into a separate seven-year term loan. All outstanding borrowings under the term loan were repaid in fiscal 1994.

Long-term debt at September 30, 1996 and 1995 of $270,092 and $703,557, respectively, (which included $270,092 and $433,465, respectively, classified as long-term debt, current maturities) consisted of obligations under capital lease agreements. The Company maintains certain manufacturing and computer equipment under capital lease agreements which expire in fiscal 1997 and provide for renewal or purchase options. Minimum lease payments in fiscal 1997 amount to $299,084, which includes an amount representing interest of $28,992.

Assets under capital leases are depreciated by the straight-line method over the estimated useful lives of the assets. Cost and accumulated amortization of assets under capital leases were $2,073,290 and $1,629,057, respectively, at September 30, 1996 and $2,073,290 and $1,249,082, respectively, at
September 30, 1995.

At September 30, 1996 and 1995, the Company had additional lines of credit of $3,000,000 in U.S. dollars and $500,000 in Canadian dollars. These lines of credit provide for borrowings at the banks' prime interest rates. The Company has a foreign exchange line of credit of $200,000 for standby letters of credit to support performance guarantees. The Company also maintains a multi-currency line of credit with a bank for 6,000,000 French francs. The multi-currency line of credit bears interest at various rates based on market as determined by the bank. Compensating balances of approximately $44,000 and $45,000 were maintained by the Company at September 30, 1996 and 1995, respectively, in connection with the various lines of credit. There were no borrowings outstanding on the various lines of credit at September 30, 1996 and 1995.



7.  SHAREHOLDERS' EQUITY:

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

                                  ----------


7.  SHAREHOLDERS' EQUITY, continued:

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

Shares of Class A Common Stock have one vote per share and are freely transferable subject to applicable securities laws. Shares of Class B Common Stock have ten votes per share and are only transferable by a shareholder to the Company or to an active employee of the Company. The Company may, at its discretion, purchase such shares at the fair market value per share of the Company's Class A Common Stock or permit shareholders to tender such shares to the Company in exchange for an equal number of shares of Class A Common Stock. During fiscal 1996 and 1995, 1,796,641 and 2,629,753 shares, respectively, of Class B Common Stock were exchanged for an equal number of shares of Class A Common Stock.

In May 1996, the Company announced that the Board of Directors approved a limited stock repurchase program authorizing the Company to purchase up to 500,000 shares of Class A and Class B Common Stock. In conjunction with the buy-back program, the Company also changed its practice regarding sales of Class B Common Stock by the Company's employees. Effective July 21, 1996, the Company invoked the provisions of the Fifth Article of its Restated Articles of Incorporation. Such Article provides (among other things) that any shareholder wishing to sell any Class B common shares must first offer such shares to the Company for redemption. The Company had previously waived its rights to such redemptions. The Company will then have an option to purchase such shares for a 24-hour period. Repurchased shares may be retained in treasury, utilized for acquisitions, or reissued to employees or other purchasers, subject to the restrictions of the Restated Articles of Incorporation.

Other shareholders' equity also includes notes receivable from officers and employees which arise from purchases of common stock by designated officers and employees under the Employees' Stock Purchase Plan. At September 30, 1996 and 1995, notes receivable of $1,403,683 and $2,765,452, respectively, were outstanding which included $812,708 and $1,575,269, respectively, due from officers. Each note bears interest ranging from 6.35% to 9% per annum (depending on the date of inception or renewal) and is due five years from the date of its execution, which period may be, and in some instances has been, extended by the Executive Committee. There are 290,850 shares of the Company's Class B Common Stock owned by borrowers pledged as collateral on the notes as of September 30, 1996.

                                  ----------


8.  STOCK PLANS:

The Company has a stock incentive plan which provides for the grant of incentive stock options, nonstatutory stock options and restricted share awards. The plan is administered by the Compensation Committee of the Board of Directors. The aggregate number of shares of the Company's common stock which may be issued upon exercise of the stock options and pursuant to the restricted share awards under the stock incentive plan is 600,000 shares. The option price for each stock option which may be granted under the plan may not be less than the fair market value of the Company's common stock on the date of grant.

In addition, under the Company's Director Fee Plan, directors who are not also officers of the Company receive 800 shares of the Company's Class A Common Stock as an annual retainer fee. Each director may elect to be paid these shares on a current basis or have such shares credited to a deferred stock account as phantom stock, with such shares to be paid to the director subsequent to leaving the Board. The value of deferred shares, including dividends earned on such shares, is recorded in other liabilities.

Activity in the Company's stock plans was as follows:

                                                       Number of Shares
                                                  --------------------------
                                                  Nonstatutory
                                                      Stock         Director
                                                     Options        Fee Plan
                                                  ------------      --------
Outstanding at September 30, 1994                       -               -
  Granted at $14.25 - $19.625 per share              477,500           3,222
  Canceled                                           (58,000)           -
                                                     -------           -----
Outstanding at September 30, 1995                    419,500           3,222
  Granted at $18.875 - $28.50 per share              191,500           4,058
  Options exercised at $18.875 per share             (11,001)           -
  Issued under Director Fee Plan                        -               (813)
  Canceled                                           (13,166)           -
                                                     -------           -----

Outstanding at September 30, 1996                    586,833           6,467
                                                     =======           =====


Outstanding options are exercisable in various share amounts based on the attainment of certain market value levels of Class A Common Stock but, in the absence of such events, are exercisable in full for a one-week period beginning five years from the date of grant. The options are not exercisable within six months from the date of grant and expire on the earlier of ten years from the date of grant, upon employment termination, or within specified time limits following voluntary employment termination (with the consent of the Company), retirement or death.

                                  ----------


8.  STOCK PLANS, continued:

In October 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." The pronouncement establishes a fair value based method of accounting for stock-based compensation plans. The pronouncement allows an entity to continue to measure those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." The Company has elected to continue its accounting under APB Opinion No. 25. Entities electing to remain with the accounting in APB Opinion No. 25 must make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting defined in SFAS No. 123 had been applied. The disclosure requirements of SFAS No. 123 will be adopted by the Company in fiscal 1997.



9.  PENSION PLANS:

The Company maintains noncontributory, defined benefit pension plans covering substantially all U.S. and Canadian employees. The plans provide benefits based on years of service and average monthly earnings for the highest five consecutive years during the ten years immediately preceding termination of employment. The Company's funding policy for the plans is to contribute annually the amount recommended by its consulting actuaries, subject to statutory provisions. The Company has reached the full-funding limitation and, accordingly, is not permitted to make deductible contributions for tax purposes to its pension plans during periods of such excess funding. Consequently, no contributions were made to the plans for the plan years ended July 31, 1996, 1995 and 1994.

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

Pension expense included the following components:

                                            1996          1995          1994
                                            ----          ----          ----
Service cost - benefits
  earned during the year               $ 1,704,691   $ 1,675,738   $ 1,749,941
Interest cost on projected
  benefit obligation                     3,212,293     3,007,169     2,854,976
Actual return on plan assets            (2,939,242)   (6,701,003)     (487,554)
Net amortization and deferral           (1,677,961)    2,210,749    (4,035,874)
                                         ---------     ---------     ---------

Net pension expense                    $   299,781   $   192,653   $    81,489
                                         =========     =========     =========

                                  ----------


9.  PENSION PLANS, continued:

Actuarial assumptions are evaluated and revised as necessary as of August 1 each year. The weighted average discount rate used in determining the actuarial present value of the projected benefit obligation was 8.0% at August 1, 1996, 1995 and 1994. The rate of increase in future compensation levels was 4.5% at August 1, 1996, 1995 and 1994. The expected long-term rate of return on assets was 9.0% at August 1, 1996, 1995 and 1994.

The following table sets forth the funded status of the regular U.S. plan and the Supplemental Retirement Plan and the amounts recognized in the Company's consolidated financial statements at September 30, 1996 and 1995, which were determined as of August 1, 1996 and 1995, respectively:

                                             1996                        1995
                                   -------------------------   -------------------------
                                     Regular    Supplemental     Regular    Supplemental
                                   -----------  ------------   -----------  ------------
Actuarial value of
 benefit obligation:
 Vested benefit obligation         $34,062,739  $ 1,756,116    $32,118,747  $ 1,425,529
                                    ==========    =========     ==========    =========
 Accumulated benefit obligation    $34,793,265  $ 1,915,448    $32,804,232  $ 1,504,739
                                    ==========    =========     ==========    =========

Plan assets at fair value,
 primarily equity and fixed
 income securities                 $48,201,382  $     -        $47,592,791  $     -

Projected benefit obligation
 for participants' service
 rendered to date                  (41,582,145)  (2,211,073)   (39,555,653)  (1,827,879)
                                    ----------    ---------     ----------    ---------
Plan assets in excess of
 (less than) projected
 benefit obligation                  6,619,237   (2,211,073)     8,037,138   (1,827,879)

Unrecognized transition asset
 being recognized over 15 years     (1,615,182)       -         (2,018,976)       -

Unrecognized prior service cost        886,016      323,413        984,418      373,697

Unrecognized net (gain) loss        (2,193,824)     476,803     (3,254,116)     157,496

Minimum liability adjustment             -         (504,591)         -         (208,053)
                                    ----------    ---------     ----------    ---------

Prepaid (accrued) pension          $ 3,696,247  $(1,915,448)   $ 3,748,464  $(1,504,739)
                                    ==========    =========     ==========    =========

Prepaid and accrued pension costs are included in other assets and deferred revenue and other liabilities, respectively.

                                  ----------


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

The following table sets forth the plan's funded status reconciled with the amount shown in the Company's consolidated balance sheet at September 30:

                                                         1996          1995
                                                         ----          ----
Accumulated postretirement benefit obligation:
  Retirees                                           $ 5,222,939   $12,035,710
  Fully eligible active plan participants              1,032,226     1,039,817
  Other active plan participants                       4,952,054     8,761,497
                                                      ----------    ----------
                                                      11,207,219    21,837,024

Unrecognized prior service cost                       13,794,853       504,562
Unrecognized net loss                                 (3,051,072)   (1,284,717)
                                                      ----------    ----------
Accumulated postretirement benefit obligation         21,951,000    21,056,869

Current portion                                          945,933     1,329,237
                                                      ----------    ----------
                                                     $21,005,067   $19,727,632
                                                      ==========    ==========

Net periodic postretirement benefit cost included the following components:

                                               1996        1995         1994
                                               ----        ----         ----
Service cost - benefits attributed to
  employee service during the year         $  441,330   $  472,206   $  477,630
Interest cost on accumulated
  postretirement benefit obligation         1,719,158    1,632,554    1,541,621
Net amortization                              (29,663)       -            -
                                            ---------    ---------    ---------
Net periodic postretirement benefit cost   $2,130,825   $2,104,760   $2,019,251
                                            =========    =========    =========

The weighted average discount rate used in determining the accumulated postretirement benefit obligation at September 30, 1996 was 8.0% and at September 30, 1995 and 1994 was 8.25%. The rate for compensation increases at September 30, 1996, 1995 and 1994 was 4.5%.

                                  ----------


10.  POSTRETIREMENT BENEFITS OTHER THAN PENSIONS, continued:

For measurement purposes, a 7.3% annual rate of increase in the per capita cost of health care benefits was assumed for 1997; the rate was assumed to decrease gradually to 5.0% for 2003 and remain at that level thereafter. The health care cost trend rate has a significant effect on the amounts reported. An increase in the assumed health care cost trend rates by one percentage point in each year would have increased the accumulated postretirement benefit obligation as of September 30, 1996 by 4.9% and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year then ended by 13.6%.

In September 1996, the Board of Directors approved changes to the retiree medical plan which provides additional plan options while limiting future Company contributions to retiree benefits. These changes will significantly reduce future net periodic postretirement benefit cost.



11.  INCOME TAXES:

The provision for income taxes consisted of the following:

                                           1996          1995          1994
                                           ----          ----          ----
Current:
  Federal                              $10,244,785   $ 8,430,866   $ 8,325,741
  State                                  1,675,200     1,886,148     1,961,429
  Foreign                                1,027,798       624,294       505,671
                                        ----------    ----------    ----------
                                        12,947,783    10,941,308    10,792,841
Deferred                                   317,279    (1,313,280)   (1,115,750)
                                        ----------    ----------    ----------
Total                                  $13,265,062   $ 9,628,028   $ 9,677,091
                                        ==========    ==========    ==========


The components of the provision for deferred income taxes were as follows:

                                           1996          1995          1994
                                           ----          ----          ----
Accrued vacation pay                   $  (136,489)  $     2,143    $  (27,724)
Estimated finishing costs                   52,712       (76,880)      (67,559)
Postretirement benefits other
  than pensions                           (342,382)     (535,508)     (395,494)
Installment sales                        1,092,937       (75,760)     (135,972)
Foreign subsidiary losses, net             236,821      (495,546)     (691,275)
Pension costs                             (116,887)      (75,134)      (31,905)
Depreciation                              (233,522)      (15,661)      256,366
Deferred gain on sale of facilities        (31,664)      (22,186)      (44,696)
Other                                     (204,247)      (18,748)       22,509
                                        ----------    ----------    ----------
                                       $   317,279   $(1,313,280)  $(1,115,750)
                                        ==========    ==========    ==========

                                  ----------


11.  INCOME TAXES, continued:

The components of the net deferred tax asset at September 30 were as follows:

                                                         1996          1995
                                                         ----          ----
Deferred tax assets:
  Accrued vacation pay                               $   757,115   $   620,626
  Estimated finishing costs                              662,287       714,999
  Postretirement benefits other than pensions          8,554,561     8,212,179
  Installment sales                                        -         1,092,937
  Foreign subsidiary losses, net                         950,000     1,186,821
  Unrealized investment loss                             272,780         -
  Other                                                  461,113       300,148
                                                      ----------    ----------
                                                      11,657,856    12,127,710
                                                      ----------    ----------
Deferred tax liabilities:
  Pension costs                                         (838,278)     (955,165)
  Depreciation                                        (2,841,444)   (3,074,966)
  Deferred gain on sale of facilities                   (614,662)     (646,326)
  Deferred commissions                                     -          (130,326)
                                                      ----------    ----------
                                                      (4,294,384)   (4,806,783)
                                                      ----------    ----------
Net deferred tax asset                                 7,363,472     7,320,927

Less current portion                                     886,450       718,531
                                                      ----------    ----------
                                                     $ 6,477,022   $ 6,602,396
                                                      ==========    ==========


The reconciliation of the federal statutory tax rate to the consolidated effective tax rate is as follows:

                                           1996          1995          1994
                                           ----          ----          ----
Federal statutory tax rate                 35.0 %        35.0 %        35.0 %
Effect of state income taxes,
  net of federal deduction                  3.3           4.5           5.1
Foreign taxes in excess of
  federal statutory rates                    .8          ( .9)           .4
Other                                        .5          ( .2)           .3
                                           ----          ----          ----
Effective tax rate                         39.6 %        38.4 %        40.8 %
                                           ====          ====          ====


The Company's foreign subsidiaries had income (losses) before income taxes for the years ended September 30, 1996, 1995 and 1994 of approximately $(3,377,000), $462,000 and $(788,000), respectively.

                                  ----------


11.  INCOME TAXES, continued:

At September 30, 1996, the Company had foreign net operating loss carryforwards of approximately $6,500,000, principally related to its European subsidiaries. Approximately $800,000 of these carryforwards expire between 2000 and 2003, while the remainder have an indefinite carryforward period. The Company has recorded a valuation allowance of approximately $950,000 and $1,200,000 at September 30, 1996 and 1995, respectively, related to the carryforwards.


12.  COMMITMENTS AND CONTINGENT LIABILITIES:

The Company operates various production and office facilities and equipment under operating lease agreements. Annual rentals under these and other operating leases were $2,130,000, $2,089,000 and $2,131,000 in 1996, 1995 and
1994, respectively.  Future minimum rental commitments are not material.

The Company is party to various legal proceedings generally incidental to its business. The eventual outcome of these matters is not predictable, and it is possible that their resolution could be unfavorable to the Company. Although the ultimate disposition of these proceedings is not presently determinable, management is of the opinion, based on the facts now known, that they should not result in liabilities in an amount which would materially affect the Company's consolidated financial position, results of operations or cash flows.


13.  SUPPLEMENTAL CASH FLOW INFORMATION:

Changes in working capital items (excluding cash and cash equivalents, deferred income taxes, long-term debt, current maturities and postretirement benefits, current portion) consisted of the following:

                                           1996          1995          1994
                                           ----          ----          ----
Current assets:
  Accounts and notes receivable        $(2,463,712)  $ 1,392,991   $ 2,917,664
  Inventories                              571,217       581,459      (964,612)
  Other current assets                     770,017      (313,179)      250,391
                                         ---------     ---------     ---------
                                        (1,122,478)    1,661,271     2,203,443
                                         ---------     ---------     ---------
Current liabilities:
  Trade accounts payable                   737,433       482,320       458,589
  Accrued compensation                     326,942       (12,309)      (46,463)
  Accrued vacation pay                     197,241       (21,194)      245,241
  Profit distribution to employees        (239,942)     (333,407)      857,151
  Accrued income taxes                    (252,243)      (82,572)      719,558
  Customer prepayments                    (177,754)       21,984       803,758
  Other current liabilities                587,333     1,008,552     1,386,189
                                         ---------     ---------     ---------
                                         1,179,010     1,063,374     4,424,023
                                         ---------     ---------     ---------

Net increase (decrease)                $(2,301,488)  $   597,897   $(2,220,580)
                                         =========     =========     =========

                                  ----------


13.  SUPPLEMENTAL CASH FLOW INFORMATION, continued:

On March 25, 1996, the Company issued 213,862 shares of authorized Class A Common Stock, valued at $5,400,000, in connection with the acquisition of IEECF (See Note 15). On May 6, 1996, the Company issued 19,286 shares of authorized Class A Common Stock, valued at $527,975, in connection with the purchase of an additional 9% interest in ATD (See Note 4).



14.  SEGMENT INFORMATION:

Sales and operating profit of the Company's business segments follows:

                       Graphic       Marking
                       Systems       Products       Bronze    Eliminations  Consolidated
                      ----------    ----------    ----------  ------------  ------------
Sales to unaffil-
 iated customers:
1996                 $43,062,133   $44,386,703   $84,528,783  $     -       $171,977,619
1995                  42,360,000    44,356,157    80,031,624        -        166,747,781
1994                  43,024,980    40,610,034    75,065,144        -        158,700,158

Intersegment sales:
1996                      42,408       238,439        26,479     (307,326)         -
1995                      33,610       211,040        18,975     (263,625)         -
1994                      37,289       179,940        22,954     (240,183)         -

Operating profit:
1996                   4,217,472     2,481,859    20,072,049        -         26,771,380
1995                   4,253,769     2,032,915    18,171,020        -         24,457,704
1994                   5,083,101     1,318,281    17,507,558        -         23,908,940

Intersegment sales are accounted for at negotiated prices. Operating profit is total revenue less operating expenses.

Fiscal 1994 operating profit for the Marking Products segment reflected unfavorable charges of $450,000 representing inventory, currency exchange and other adjustments of its Italian operation.

Identifiable assets include those assets which are used in the Company's operations in each segment. Corporate headquarters' assets are included in Other and principally consist of cash and cash equivalents, investments and the headquarters' administration building.

                                  ----------


14.  SEGMENT INFORMATION, continued:

Information related to assets identifiable to segments follows:

                       Graphic       Marking
                       Systems       Products       Bronze       Other      Consolidated
                      ----------    ----------    ----------   ----------   ------------
Identifiable assets:
1996                 $19,254,530   $18,228,713   $43,491,615  $72,436,851   $153,411,709
1995                  19,545,364    23,787,942    36,096,768   58,776,302    138,206,376
1994                  19,003,458    24,893,567    33,602,927   43,183,053    120,683,005

Depreciation expense:
1996                   1,189,791       964,954     1,619,925      602,575      4,377,245
1995                   1,049,438       999,435     1,590,125      572,218      4,211,216
1994                     877,452       878,146     1,349,866      533,731      3,639,195

Capital expenditures:
1996                     942,909     1,067,917     3,228,309      138,918      5,378,053
1995                   1,868,994       931,116     2,909,655      266,499      5,976,264
1994                     880,069       854,989     1,991,690      202,523      3,929,271

Information about the Company's operations in different geographic areas follows:

                      United
                      States       Canada     Australia     Europe    Eliminations  Consolidated
                    -----------   ---------   ---------   ----------  ------------  ------------
Sales to unaffil-
 iated customers:
1996               $139,945,843  $8,180,041 $10,534,846  $13,316,889  $      -      $171,977,619
1995                135,078,165   8,044,331   9,710,776   13,914,509         -       166,747,781
1994                133,037,135   7,637,341   8,324,132    9,701,550         -       158,700,158

Transfers between
 geographic areas:
1996                  7,361,044     244,185       -        2,342,427    (9,947,656)        -
1995                  7,581,885     260,007       -        2,280,101   (10,121,993)        -
1994                  6,540,921     304,046       -        1,869,722    (8,714,689)        -

Operating profit:
1996                 25,827,733    (349,587)  1,718,944     (425,710)        -        26,771,380
1995                 23,505,940    (228,905)  1,491,977     (311,308)        -        24,457,704
1994                 24,250,415    (155,309)  1,492,069   (1,678,235)        -        23,908,940

Identifiable
 assets:
1996                145,346,058   4,913,342   9,554,718    8,409,239   (14,811,648)  153,411,709
1995                130,465,301   5,261,030   8,558,234   14,362,677   (20,440,866)  138,206,376
1994                115,426,107   5,266,413   7,943,970   12,780,753   (20,734,238)  120,683,005

                                  ----------

15.  ACQUISITIONS AND DISPOSITIONS:

On March 25, 1996, Matthews International Corporation acquired Industrial Equipment and Engineering Company, Inc., a Florida corporation ("IEECF"), for 213,862 shares of Matthews Class A Common Stock (valued at $5,400,000) and $3,600,000 cash. The acquisition was consummated through a statutory merger among IEECF, a real estate holding corporation related to IEECF, and a wholly-owned subsidiary of Matthews International Corporation. The wholly-owned subsidiary of Matthews International Corporation, Industrial Equipment and Engineering Company, Inc., a Delaware corporation ("IEECD"), was the surviving corporation from the merger. In addition, IEECD executed employment agreements with the two former shareholders of IEECF pursuant to which performance-based incentive compensation would be payable to such shareholders if the cumulative pre-tax earnings of the merged business for the five-year period beginning April 1, 1996 exceeds $8,000,000, which amount is significantly greater than the profit levels earned by IEECF in recent years. Matthews International Corporation has accounted for this acquisition using the purchase method and, accordingly, has recorded the acquired assets and liabilities at their estimated fair values at the date of acquisition. The excess of the purchase price over the fair value of the net assets was recorded as goodwill to be amortized on a straight-line basis over 20 years. Sales of IEECF for the years ended December 31, 1995 and 1994 were $7,500,000 and $7,900,000, respectively.

On August 1, 1996, IEECD acquired for cash substantially all of the assets and certain of the liabilities of All Crematory Corporation. The total purchase price, including the assumption of liabilities, was $2,000,000. Sales of All Crematory Corporation for the years ended September 30, 1995 and 1994 were $3,400,000 and $2,800,000, respectively.

On January 5, 1996, Matthews International Corporation sold for $13,100,000 cash its cemetery and mortuary facility (Sunland Memorial Park, Inc.) in Sun City, Arizona to Service Corporation International. Matthews recorded a pre-tax gain in the fiscal 1996 second quarter of $9,400,000 on the sale which was recorded in other income. Sunland Memorial Park, Inc., which was purchased in 1982, was the only such facility owned by the Company. The facility had sales in fiscal year 1995 of approximately $5,000,000, representing about 3 percent of the consolidated sales of the Company.

In September 1996, the Company authorized the liquidation of its German subsidiary and recorded a pre-tax charge to other expense of $1,200,000 in connection with the transaction. The transaction had no impact on the Company's fiscal 1996 net income due to the tax benefits related to the write-off of an intercompany loan and investment. The German subsidiary had sales of $4,200,000 with an operating loss of $970,000 in fiscal 1996.


16.  FASB PRONOUNCEMENT:

In March 1995, the FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The pronouncement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No. 121 will be adopted by the Company in fiscal 1997 and is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

                      SUPPLEMENTARY FINANCIAL INFORMATION

Selected Quarterly Financial Data (Unaudited):

The following table sets forth certain items included in the Company's unaudited consolidated financial statements for each quarter of fiscal 1996 and fiscal 1995.

                                            Quarter Ended
                        -----------------------------------------------------    Year Ended
                        December 31     March 31      June 30    September 30   September 30
                        -----------   -----------   -----------  ------------   ------------
FISCAL YEAR 1996:
Sales                   $41,185,350   $42,791,474   $44,304,394   $43,696,401   $171,977,619

Gross profit             18,583,348    18,971,759    19,724,336    19,361,457     76,640,900

Operating profit          6,452,253     6,846,286     6,979,626     6,493,215     26,771,380

Net income                4,245,989     7,376,045     4,480,071     4,155,449     20,257,554

Earnings per share              .48           .83           .50           .47           2.28



FISCAL YEAR 1995:
Sales                   $40,085,805   $42,085,583   $42,729,909   $41,846,484   $166,747,781

Gross profit             18,363,567    18,905,291    19,141,451    18,318,958     74,729,267

Operating profit          6,363,694     6,349,380     6,357,717     5,386,913     24,457,704

Net income                3,909,665     4,080,628     4,142,376     3,318,566     15,451,235

Earnings per share              .44           .46           .47           .38           1.75

/TABLE

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no changes in accountants or disagreements on accounting or financial disclosure between the Company and Coopers & Lybrand L.L.P., Certified Public Accountants, for the fiscal years ended September 30, 1996, 1995 and 1994.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The following information as of November 30, 1996 is furnished with respect to each director and executive officer:

Name                            Age        Positions with Registrant
----                            ---        -------------------------

David M. Kelly                   54        Chairman of the Board, President and
                                           Chief Executive Officer

Geoffrey D. Barefoot             49        President, Graphic Systems
                                           Division and Director

Edward J. Boyle                  50        Vice President, Accounting & Finance
                                           and Secretary

William A. Coates                67        Director

David J. DeCarlo                 51        President, Bronze Division
                                           and Director

Richard C. Johnson               50        Vice President, Corporate
                                           Development and Human Resources

Thomas N. Kennedy                61        Director

Steven F. Nicola                 36        Controller

John P. O'Leary, Jr.             49        Director

James L. Parker                  58        Director

William J. Stallkamp             57        Director



David M. Kelly was elected Chairman of the Board on March 15, 1996. He was appointed President and Chief Operating Officer of the Company in April 1995 and President and Chief Executive Officer effective October 1, 1995. He was appointed as a Director of the Company in May 1995. Prior to joining the Company, he worked for Carrier Corporation as Senior Vice President from 1993 to 1995; Vice President, Strategic Planning and Global Purchasing from 1992 to 1993; and President, North American Operations prior thereto.

Geoffrey D. Barefoot, a Director of the Company since 1990, was elected President, Graphic Systems Division in November 1993. Prior thereto, he was Vice President and Division Manager, Graphic Systems.

Edward J. Boyle was elected Vice President, Accounting & Finance effective December 1, 1995. Prior thereto, he was Controller of the Company. He was appointed Secretary in September 1996.

William A. Coates, a Director of the Company since 1992, retired in 1989 as Executive Vice President, Technology, Quality and Operations Services, Westinghouse Electric Corporation.

David J. DeCarlo, a Director of the Company since 1987, was elected President, Bronze Division in November 1993. Prior thereto, he was Senior Vice President and Division Manager, Bronze.

Richard C. Johnson was elected Vice President, Corporate Development and Human Resources in December 1991. Prior thereto, he was Manager of Corporate Development and Human Resources.

Thomas N. Kennedy, a Director of the Company since 1987, retired as an officer of the Company effective December 1, 1995. He was Senior Vice President, Chief Financial Officer and Treasurer since January 1991.

Steven F. Nicola was elected Controller of the Company effective December 1, 1995. He was Manager, Tax Planning and International Accounting since November 1992 and was a manager with Coopers & Lybrand L.L.P. prior thereto.

John P. O'Leary, Jr., a Director of the Company since 1992, has been President and Chief Executive Officer of Tuscarora, Incorporated, a plastics manufacturer, since 1990. Mr. O'Leary is also a director of First Western Bancorp, Inc.

James L. Parker, a Director of the Company since 1981, retired as an officer of the Company effective November 1, 1996. He was elected Senior Vice President, General Counsel and Secretary in January 1991. Mr. Parker is expected to continue as a Director.

William J. Stallkamp, a Director of the Company since 1981, has been Chairman and Chief Executive Officer of Mellon PSFS in Philadelphia since January 1996. Prior thereto, he was an Executive Vice President of Mellon Bank, N.A.

Board Committees:

The Executive Committee is appointed by the Board of Directors to have and exercise during the periods between Board meetings all of the powers of the Board of Directors, except that the Executive Committee may not elect directors, change the membership of or fill vacancies in the Executive Committee, change the By-Laws of the Company or exercise any authority specifically reserved by the Board. The membership of the Executive Committee since October 1, 1995 consisted of the following:

October 1, 1995 to November 30, 1995        Messrs. Kelly, Parker, Kennedy,
                                              DeCarlo and Barefoot
December 1, 1995 to October 31, 1996        Messrs. Kelly, Parker, DeCarlo and
                                              Barefoot
November 1, 1996 to the date of             Messrs. Kelly, DeCarlo and Barefoot
   this report

The principal function of the Audit Committee, the members of which are Messrs. Stallkamp (Chairman), Coates and O'Leary, is to endeavor to assure the integrity and adequacy of financial statements issued by the Company. It is intended that the Audit Committee will review internal auditing systems and procedures as well as the activities of the public accounting firm performing the external audit.

The principal function of the Compensation Committee, the members of which are Messrs. Coates (Chairman), Kennedy and Stallkamp is to review periodically the suitability of the remuneration arrangements (including benefits) for the principal officers of the Company other than stock remuneration. A subcommittee of the Compensation Committee, the Stock Compensation Committee, the members of which are Messrs. Coates (Chairman) and Stallkamp, consider and grant stock remuneration and administer the Company's 1992 Stock Incentive Plan.


Section 16(a) Beneficial Ownership Reporting Compliance:

On February 2, 1996, Steven F. Nicola filed an amended Form 3 with the Securities and Exchange Commission, reporting ownership of the Company's stock
as of his election as an officer, December 1, 1995.   Apart from such filing,
the Company is aware of no delinquent filings of Securities and Exchange Commission Forms 3, 4 or 5 during the period October 1, 1995 through
September 30, 1996 by any holder of the registrant's equity securities.

ITEM 11.  EXECUTIVE COMPENSATION.

The following table sets forth the individual compensation information for the fiscal years ended September 30, 1996, 1995 and 1994 for the Company's Chief Executive Officer and the four most highly compensated executive officers.

                           SUMMARY COMPENSATION TABLE

                                          Annual                Long-Term
                                       Compensation           Compensation
                                     -----------------   -----------------------
                                                           Awards       Payouts
                                                           ------       -------       All
                                                         Securities                  Other
Name of Individual                                       Underlying       LTIP      Compen-
and Principal Position      Year      Salary     Bonus     Options      Payouts      sation
----------------------      ----     -------    -------  ----------    ---------    -------
                                                  (1)     (Shares)                    (2)
David M. Kelly (3)          1996    $268,764   $261,193     35,000       None         None
Chairman of the Board and   1995     125,004     94,233    100,000       None         None
Chief Executive Officer

David J. DeCarlo            1996     188,100    159,409     20,000       None         4,904
Director and President,     1995     177,636    162,132     43,000       None         3,851
Bronze Division             1994     169,224    161,168      None        None         3,408

James L. Parker (4)         1996     148,806    101,069      None        None       463,518
Director, Senior Vice       1995     143,580    111,633     33,000       None       424,311
President, General          1994     139,296    121,430      None        None       375,478
Counsel and Secretary

Geoffrey D. Barefoot        1996     142,497     59,827     15,000       None         2,028
Director and President,     1995     135,696     68,213     32,000       None         1,391
Graphic Systems Division    1994     126,228     98,202      None        None         1,325

Edward J. Boyle             1996     104,709     68,308     14,000       None         2,205
Vice President,             1995      92,745     47,484     17,500       None         1,092
Accounting & Finance        1994      88,632     46,933      None        None         2,063

(1)  Includes management incentive plan and supplemental management incentive payments and, for Mr. Kelly, an amount equal to his life insurance premium cost.  At his request, the
     Company does not provide life insurance for Mr. Kelly, but in lieu thereof pays to him annually the amount which the Company would have paid in premiums to provide coverage, considering his position and age.  Such amounts are not included in calculating other
     Company benefits for Mr. Kelly.  The amount paid to Mr. Kelly in lieu of life insurance for 1996 and 1995 was $4,100 each year.  The Company has adopted a management incentive plan for officers and key management personnel.  Participants in such plan are not eligible for the Company's profit distribution plan.  The incentive plan is based on attainment of established personal goals and on divisional and Company performance for the fiscal year.  In addition, payments include a supplement in amounts which are sufficient to pay annual interest expense on the outstanding notes of management under the Company's Designated Employee Stock Purchase Plan and to pay medical costs which are not otherwise covered by a Company plan.  As of the date of the Company's Initial Public
     Offering (July 20, 1994), no further notes have been issued under the Designated
     Employee Stock Purchase Plan.

ITEM 11.  EXECUTIVE COMPENSATION, continued.

(2)  Includes stock appreciation right benefits, educational assistance for dependent children and premiums for term life insurance.  Mr. Parker previously had exchanged a portion of his common stock shareholdings for an equivalent number of stock appreciation rights, pursuant to which the Company credited and paid annually an amount equal to the participation value of all units so acquired.  Participation value of each unit was the amount of earnings per share of common stock adjusted to account for retiree benefits on a cash basis, calculated on the basis of the weighted average number of unrestricted shares outstanding during the fiscal year.  Stock appreciation right benefits expire upon retirement or death.  Each officer of the Company is provided term life insurance coverage in an amount approximately equivalent to three times his respective salary.  Amounts reported in this column for the named officers in fiscal
     1996, 1995 and 1994 include the following respective life insurance benefit costs:
     Mr. DeCarlo, $2,904, $1,851 and $2,408; Mr. Parker, $3,429, $3,135 and $2,371;
     Mr. Barefoot, $2,028, $1,391 and $1,325; and Mr. Boyle, $1,205, $1,092 and $1,063.
     Educational assistance for dependent children is provided to any officer or employee of the Company whose child meets the scholastic eligibility criteria and is attending an eligible college or university.  Educational assistance amounts reported in this column for the named officers in fiscal 1996, 1995 and 1994, respectively, were:  Mr. DeCarlo,
     $2,000, $2,000 and $1,000; and Mr. Boyle, $1,000, none and $1,000.  See also note (1).
(3)  Mr. Kelly joined the Company on April 3, 1995 and was elected Chief Executive Officer effective October 1, 1995.  Mr. Kelly has an employment arrangement with the Company which provides that, in the event of his discharge without cause prior to April 3, 1998, he will receive additional compensation of double his annual base salary rate as of the discharge date.  Such arrangement further provides for the life insurance payments described in note (1) above and the waiver of minimum service for vesting purposes described below under "Retirement Plan."
(4)  Mr. Parker retired as an officer November 1, 1996, but is expected to continue as a director.


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

                     Option/SAR Grants in Last Fiscal Year

                                                                         Potential Realized
                                                                          Value at Assumed
                                                                          Annual Rates of
                                                                            Stock Price
                                                                          Appreciation for
                       Individual Grants (1)                                Option Term
-----------------------------------------------------------------      ----------------------
                               Percent
                               of Total
                 Number of     Options
                 Securities   Granted to   Exercise
                 Underlying   Employees     or Base
                   Options    in Fiscal      Price     Expiration
Name               Granted       Year      per Share      Date            5%           10%
--------------   ----------   ----------   ---------   ----------      --------      --------
D.M. Kelly          35,000       18.3%      $26.00       4/8/06        $572,285    $1,450,295

D.J. DeCarlo        20,000       10.4%      $26.00       4/8/06         327,020       828,740

J.L. Parker          None          -           -           -               -             -

G.D. Barefoot       15,000        7.8%      $26.00       4/8/06         245,265       621,555

E.J. Boyle          14,000        7.3%      $26.00       4/8/06         228,914       580,118

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

Estimated years of continuous service for each of the individuals named in the Summary Compensation Table, as of October 1, 1996 and rounded to the next higher year, are: Mr. Kelly, 2 years; Mr. DeCarlo, 12 years; Mr. Parker,
30 years; Mr. Barefoot, 21 years and Mr. Boyle, 10 years.

Compensation Committee Interlocks and Insider Participation:

Thomas N. Kennedy, a former officer of the Company, is a member of the Company's Compensation Committee.




Compensation of Directors:

Pursuant to the Director Fee Plan, directors who are not also officers of the Company receive 800 shares of the Company's Class A Common Stock as an annual retainer fee. Each director may elect to be paid these shares on a current basis or have such shares credited to a deferred stock account as phantom stock. In addition, each such director is paid $800 for every meeting of the Board of Directors attended and (other than a Chairman) $500 for every committee meeting attended. The Chairman of a committee of the Board of Directors is paid $700 for every committee meeting attended. No other remuneration is otherwise paid by the Company to any director for services as a director.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

(a)(b)  Security Ownership of Certain Beneficial Owners and Management:

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

This information is as of November 30, 1996.

                           Number of                   Number of
                         Class A Shares              Class B Shares
    Name of               Beneficially     Percent    Beneficially     Percent
Beneficial Owner (1)         Owned (2)     of Class      Owned (2)     of Class
----------------         --------------    --------  --------------    --------
Directors and Officers:
----------------------
D.M. Kelly                    17,000          0.3%        28,000          1.1%
G.D. Barefoot                  None            -         104,500          4.0
W.A. Coates                   14,200          0.2          None            -
D.J. DeCarlo                   None            -         144,995          5.6
T.N. Kennedy                  53,050          0.9          None            -
J.P. O'Leary, Jr.              5,000          0.1          None            -
J.L. Parker                  317,760          5.2          None            -
W.J. Stallkamp                 2,000           *           None            -
All directors and
 executive officers as
 a group (11 persons)        409,010          6.7        404,845         15.5

Others:
------
W. Hauber                    472,930          7.7          None            -
W. Witte                       None            -         215,840          8.4
E. Szaronos                    None            -         180,000          6.9
D. Majestic                    None            -         156,000          6.0

 *   Less than 0.1%

(1) The mailing address of each beneficial owner is the same as that of the Registrant.

(2) The nature of the beneficial ownership for all shares is sole voting and investment power.



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

The following officers and directors were indebted to the Company on notes carrying annual interest rates of not less than 6.5% or more than 8% (depending on the date of inception or renewal) which were issued under the Company's Designated Employee Stock Purchase Plan, as referred to in Note 7 of the Notes to Consolidated Financial Statements:

                                        Highest Amount
                                      Outstanding During            Amount
                                        the Year Ended          Outstanding at
                                      September 30, 1996      November 30, 1996
                                      ------------------      -----------------
Geoffrey D. Barefoot                      $ 199,086               $ 131,126
Edward J. Boyle                             112,678                  82,840
David J. DeCarlo                            552,831                 424,685
Richard C. Johnson                          147,466                  85,463
Thomas N. Kennedy                           222,231                   None
Steven F. Nicola                             46,734                  36,241
James L. Parker                             340,977                   None


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

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) 1.  Financial Statements:

The following items are included in Part II, Item 8:

                                                                          Pages
                                                                          -----
Report of Independent Accountants                                           24

Consolidated Balance Sheet                                                25-26

Consolidated Statement of Income                                            27

Consolidated Statement of Shareholders' Equity                              28

Consolidated Statement of Cash Flows                                        29

Notes to Consolidated Financial Statements                                30-46

Supplementary Financial Information                                         47


2.  Financial Statement Schedules:

Financial statement schedules have been omitted for the reason that the information is not required or is otherwise given in the consolidated financial statements and notes thereto.


3.  Exhibits Filed:

The index to exhibits is on pages 62-64.



(b)  Reports on Form 8-K:

None

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 13, 1996.


                                          MATTHEWS INTERNATIONAL CORPORATION
                                          ----------------------------------
                                                     (Registrant)


                                      By            David M. Kelly
                                         -------------------------------------
                                         David M. Kelly, Chairman of the Board,
                                         President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on December 13, 1996:


            Signature                                   Title
            ---------                                   -----


          David M. Kelly                 Chairman of the Board, President and
----------------------------------        Chief Executive Officer (Principal
          David M. Kelly                          Executive Officer)




         Edward J. Boyle                  Vice President, Accounting & Finance
----------------------------------         and Secretary (Principal Accounting
         Edward J. Boyle                               Officer)



       Geoffrey D. Barefoot                            Director
----------------------------------
       Geoffrey D. Barefoot



        William A. Coates                              Director
----------------------------------
        William A. Coates



        David J. DeCarlo                               Director
----------------------------------
        David J. DeCarlo

        Thomas N. Kennedy                              Director
----------------------------------
        Thomas N. Kennedy



       John P. O'Leary, Jr.                            Director
----------------------------------
       John P. O'Leary, Jr.



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

 10.10a   Form of Stock Option Agreement *          Exhibit Number 10.1 to Form
                                                    10-Q for the quarter ended
                                                    December 31, 1994

                                  ----------

Exhibit                                             Prior Filing or Sequential
  No.     Description                               Page Numbers Herein
-------   -----------                               --------------------------

 10.11a   1994 Director Fee Plan *                  Exhibit Number 10.1 to Form
                                                    10-Q for the quarter ended
                                                    March 31, 1995

 10.12a   1994 Employee Stock Purchase Plan *       Exhibit Number 10.2 to Form
                                                    10-Q for the quarter ended
                                                    March 31, 1995

 10.13    Capital Stock Purchase Agreement,         Exhibit Number 10.1 to Form
          Sunland Memorial Park, Inc. *             10-Q for the quarter ended
                                                    December 31, 1995

 10.14    Agreement of Plan and Merger,             Exhibit Number 10.2 to Form
          Industrial Equipment and Engineering      10-Q for the quarter ended
          Company, Inc. *                           March 31, 1996

  11      Computation of Earnings Per Share         Filed Herewith

  21      Subsidiaries of the Registrant            Filed Herewith

  23      Consent of Independent Accountants        Filed Herewith

  27      Financial Data Schedule                   Filed Herewith (via EDGAR)


Copies of any Exhibits will be furnished to shareholders upon written request. Requests should be directed to Mr. Edward J. Boyle, Vice President,
Accounting & Finance and Secretary of the Registrant.