Form 10-Q
period 1996-12-31
MATTHEWS INTERNATIONAL CORP
filed 1997-02-11
CIK 63296

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  Form 10-Q


[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934


For The Quarterly Period Ended December 31, 1996

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

     Class of Common Stock                  Outstanding at January 31, 1997

   Class A - $1.00 par value                       6,353,981 shares
   Class B - $1.00 par value                       2,338,709 shares

                            PART I - FINANCIAL INFORMATION
                 MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                                              December 31, 1996         September 30, 1996
                                                              -----------------         ------------------
ASSETS
Current assets:
Cash and cash equivalents                                          $ 15,153,496               $ 12,418,718
Short-term investments                                                3,061,761                  3,079,084
Accounts and notes receivable, net                                   24,360,600                 26,158,666
Inventories:
 Materials and finished goods                          $10,335,481                $10,424,521
 Labor and overhead in process                             755,738                    879,593
 Supplies                                                  588,719                    669,080
                                                        ----------                 ----------
                                                                     11,679,938                 11,973,194
Other current assets                                                  1,861,726                  2,130,556
                                                                     ----------                 ----------
  Total current assets                                               56,117,521                 55,760,218

Investments                                                          34,750,224                 35,333,326
Property, plant and equipment:  Cost                    64,346,545                 63,492,651
 Less accumulated depreciation                         (26,943,587)               (26,169,878)
                                                        ----------                 ----------
                                                                     37,402,958                 37,322,773
Deferred income taxes and other assets                               12,811,557                 13,569,805
Goodwill                                                             11,268,858                 11,425,587
                                                                    -----------                -----------
Total assets                                                       $152,351,118               $153,411,709
                                                                    ===========                ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Long-term debt, current maturities                                      191,109                    270,092
Accounts payable                                                      4,091,774                  6,049,732
Accrued compensation                                                  5,877,846                  8,536,221
Accrued income taxes                                                  3,413,812                    963,886
Customer prepayments                                                  3,168,478                  3,069,904
Other current liabilities                                             4,757,079                  6,021,095
                                                                     ----------                 ----------
 Total current liabilities                                           21,500,098                 24,910,930

Long-term debt                                                            -                          -
Estimated finishing costs                                             2,985,613                  2,954,299
Postretirement benefits                                              20,850,818                 21,005,067
Other liabilities                                                     2,119,518                  2,082,370

Shareholders' equity:
 Common stock:  Class A, par value $1.00                 6,401,422                  6,039,542
                Class B, par value $1.00                 2,682,076                  3,043,956
 Other shareholders' equity                             95,811,573                 93,375,545
                                                        ----------                 ----------
                                                                    104,895,071                102,459,043
                                                                    -----------                -----------
Total liabilities and shareholders' equity                         $152,351,118               $153,411,709
                                                                    ===========                ===========
/TABLE

                 MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                                                        Three Months Ended
                                                           December 31,
                                                    --------------------------
                                                       1996            1995
                                                       ----            ----
Sales                                             $ 42,582,795    $ 41,185,350

Cost of sales                                       23,719,377      22,602,002
                                                    ----------      ----------

Gross profit                                        18,863,418      18,583,348

Selling and administrative expenses                 12,249,660      12,131,095
                                                    ----------      ----------

Operating profit                                     6,613,758       6,452,253


Investment income                                      604,419         459,391

Interest expense                                        12,030          21,359

Other income (deductions), net                         (95,804)        (54,766)
                                                    ----------      ----------

Income before income taxes                           7,110,343       6,835,519

Income taxes                                         2,805,935       2,589,530
                                                    ----------      ----------

Net income                                        $  4,304,408     $ 4,245,989
                                                    ==========      ==========



Earnings per share                                      $  .49          $  .48
                                                         =====           =====

Dividends per share                                     $  .08          $  .07
                                                         =====           =====

Weighted average number of
  common shares outstanding                          8,748,654       8,850,350
                                                     =========       =========


                 MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                               Three Months Ended
                                                                  December 31,
                                                           --------------------------
                                                              1996            1995
                                                              ----            ----
Cash flows from operating activities:
 Net income                                               $ 4,304,408    $  4,245,989
 Adjustments to reconcile net income to net cash
   provided by operating activities:
  Depreciation and amortization                             1,281,502       1,249,725
  Deferred taxes                                              118,214        (197,098)
  Net increase in certain working capital items              (587,306)     (3,403,944)
  (Increase) decrease in other noncurrent assets              580,837        (159,652)
  Increase in estimated finishing costs                        31,314         133,758
  Decrease in other liabilities                                37,148          40,321
  Increase (decrease) in postretirement benefits             (154,249)        224,277
  Net loss on sale of property, plant and equipment             5,678           9,474
  Net loss on investments                                       2,034            -
  Effect of exchange rate changes on operations                74,946         (30,866)
                                                           ----------      ----------
    Net cash provided by operating activities               5,694,526       2,111,984
                                                           ----------      ----------
Cash flows from investing activities:
 Acquisitions of property, plant and equipment             (1,366,500)     (1,304,795)
 Proceeds from disposals of property,
   plant and equipment                                          3,920           3,931
 Investments                                                 (535,526)    (26,463,478)
 Proceeds from disposition of investments                   1,523,062            -
 Collections on loans to officers and employees               132,155         485,883
                                                           ----------      ----------
    Net cash used in investing activities                    (242,889)    (27,278,459)
                                                           ----------      ----------
Cash flows from financing activities:
 Payments on long-term debt                                   (78,983)       (107,215)
 Proceeds from the sale of treasury stock                       -               -
 Purchases of treasury stock                               (1,858,231)          -
 Dividends paid                                              (698,461)       (619,455)
                                                           ----------      ----------
    Net cash used in financing activities                  (2,635,675)       (726,670)
                                                           ----------      ----------

Effect of exchange rate changes on cash                       (81,184)         (8,991)
                                                           ----------      ----------

Net increase (decrease) in cash and cash equivalents      $ 2,734,778    $(25,902,136)
                                                           ==========      ==========

Supplemental Cash Flow Information:
 Cash paid during the period for:
   Interest                                               $    12,030    $     21,359
   Income Taxes                                               128,364         745,806

             MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             DECEMBER 31, 1996


Note 1.  Nature of Operations

Matthews International Corporation, founded in 1850 and incorporated in Pennsylvania in 1902, is a designer, manufacturer and marketer principally of custom-made products which are used to identify people, places, products and events. The Company's products and operations are comprised of three business segments: Bronze, Graphic Systems and Marking Products. The Bronze segment is a leading manufacturer of cast bronze memorial products, crematories and cremation-related products. The Graphic Systems segment manufactures and provides custom identification-related products, pre-press services and imaging systems used by the corrugated and flexible packaging industries. The Marking Products segment designs, manufactures and distributes a wide range of equipment and consumables used by customers to mark or identify various consumer and industrial products, components and packaging containers. The Company has sales and manufacturing facilities in the United States, Canada, Australia and Sweden as well as sales and distribution operations in France and the United Kingdom.


Note 2.  Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information for commercial and industrial companies and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three-month period ended December 31, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1996.

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


Note 3.  Income Taxes

The income tax provision for the period is based on the effective tax rate expected to be applicable for the full year. The difference between the estimated effective tax rate of 39.5% and the Federal statutory rate of 35% primarily reflects the impact of state and foreign income taxes.

             MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                             DECEMBER 31, 1996


Note 4.  Subsequent Event

On January 31, 1997, Matthews International Corporation acquired 50% of Tukaiz Litho, Inc.("Tukaiz"), a Chicago-based pre-press and pre-media firm. The remaining 50% will continue to be owned by the existing president and chief executive officer of Tukaiz. The transaction was structured as an asset purchase with the purchase price consisting of $4,000,000 cash and the assumption of a 50% interest in certain of the Company's liabilities. The parties have each agreed to contribute their respective 50% interests into a newly-formed Illinois limited liability company, Tukaiz Communications, L.L.C. Matthews also agreed to provide the new company with subordinated convertible
debt of $5.5 million.   Matthews has accounted for this acquisition using the
purchase method and, accordingly, has recorded the acquired assets and liabilities at their estimated fair values at the date of acquisition. The excess of the purchase price over the fair value of the net assets was recorded as goodwill to be amortized on a straight-line basis over 25 years.


Note 5.  Reclassifications

Certain amounts in the 1996 consolidated financial statements have been reclassified to conform to the current year presentation.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

The following table sets forth certain income statement data of the Company expressed as a percentage of net sales for the periods indicated.


                                Three months ended         Years ended
                                   December 31,           September 30,
                                ------------------    --------------------
                                   1996    1995       1996    1995    1994
                                   ----    ----       ----    ----    ----

Sales                             100.0%  100.0%     100.0%  100.0%  100.0%
Gross profit                       44.3    45.1       44.6    44.8    45.1
Operating profit                   15.5    15.7       15.6    14.7    15.1
Income before income taxes         16.7    16.6       19.5    15.0    14.9
Net income                         10.1    10.3       11.8     9.3     8.8



Sales for the three months ended December 31, 1996 were $42.6 million and were $1.4 million, or 3.4%, higher than sales of $41.2 million for the first three months of fiscal 1996. The increase for the first three months of fiscal 1997 reflected higher sales in the Company's Bronze segment. Bronze segment sales were up 18% over the fiscal 1996 first quarter, primarily reflecting higher volume of memorial products as well as sales by Industrial Equipment and Engineering Company, Inc. (IEEC) of crematories and cremation-related products. Fiscal 1997 revenues of IEEC, which was acquired in March 1996, also reflected sales of All Crematory Corporation, which was acquired in August 1996. Sales for the Bronze segment increased over the prior year despite the absence of Sunland Memorial Park, Inc. (the Company's only cemetery/mortuary facility) which was sold in January 1996. Graphic Systems segment sales for the three months ended December 31, 1996 were relatively unchanged from the same period a year ago as demand for this segment's products continues to be flat. Marking Products sales for the first quarter of fiscal 1997 declined approximately 20% from the first three months of fiscal 1996. The decline, which was expected, resulted from the sale of the Division's label printer application business in September 1996 and the Company's decision in September 1996 to liquidate its German subsidiary. The label printer application business had historically produced marginal results for the Company and the German subsidiary had accumulated significant losses during the past few years.

Gross profit for the three months ended December 31, 1996 was $18.9 million, or 44.3% of sales, compared to $18.6 million, or 45.1% of sales, for the first three months of fiscal 1996. The increase in gross profit of $280,000, or 1.5%, was attributable principally to the Bronze segment. Bronze gross profit improved as a result of higher sales for the current period while gross profit as a percent of sales approximated the first quarter of last year. Gross profit and gross profit as a percent of sales for the Graphic Systems segment were slightly below the prior period. Gross profit for the Marking Products segment declined from the fiscal 1996 first quarter as a result of lower sales. Gross profit as a percent of sales for the segment was relatively consistent for the periods.

Selling and administrative expenses for the three months ended December 31, 1996 were $12.2 million, representing an increase of $119,000, or 1.0%, over $12.1 million for the fiscal 1996 first quarter. Selling and administrative expenses for the Bronze segment increased over the first quarter of fiscal 1996 reflecting the additions of IEEC and All Crematory Corporation. These increases were offset by reductions in Marking Products selling and administrative costs with the disposition of the label printer application business and the liquidation of the German subsidiary.

Operating profit for the three months ended December 31, 1996 was $6.6 million and was $162,000, or 2.5%, higher than the first three months of fiscal 1996. Higher sales of the Bronze segment resulted in an increase in its operating profit which more than offset an operating profit decline in the Graphic Systems segment. Operating profit for the Marking Products segment was relatively unchanged from the prior period. However, the segment's operating profit percentage improved as a result of the disposition of the label printer application business and the liquidation of the German subsidiary. Operating profit of the Graphic Systems segment declined from the same period a year ago reflecting flat sales, slightly lower gross profit and increased selling and administrative costs. Consolidated operating profit for the first quarter of fiscal 1997 also reflected the favorable impact of changes to the retiree medical plan which were approved by the Board of Directors in September 1996. These changes, which provide additional plan options while limiting future Company contributions to retiree benefits, have reduced net periodic postretirement benefit cost from the prior year. The reduction was partially offset by costs associated with the Company's planned implementation of a 401(k) employee savings plan and related Company contributions.

Investment income for the first quarter of fiscal 1997 was $604,000, compared to $459,000 for the first quarter of fiscal 1996. The increase reflects the Company's higher cash and investment position during the current period and a higher rate of return as a result of a shift in the Company's investments in December 1995 to short-term and intermediate-term securities of the U.S. government and its agencies and corporate obligations. These investments are designed to improve the investment rate of return on the Company's excess cash position while maintaining a sufficient degree of liquidity for future cash needs.

Interest expense for the three months ended December 31, 1996 was approximately $12,000, compared to $21,000 for the first three months of fiscal 1996. Interest expense principally relates to the Company's capital lease obligations. Other income (deductions), net for the three months ended December 31, 1996 represented a net reduction to pre-tax income of $96,000 compared to a net reduction of $54,000 for the first three months of fiscal 1996.

The Company's effective tax rate for the first quarter of fiscal 1997 was 39.5%, compared to 39.6% for the year ended September 30, 1996. The difference between the Company's effective tax rate and the Federal statutory rate of 35% primarily reflects the impact of state and foreign income taxes.

Liquidity and Capital Resources

Net cash provided by operating activities was $5.7 million for the three months ended December 31, 1996, compared to $2.1 million for the first three months of fiscal 1996. Operating cash flow was higher for the current period principally as a result of a decrease in consolidated inventory from September 30, 1996 compared to an increase in the prior period and lower income tax payments during the fiscal 1997 first quarter. Operating cash flow for both periods reflected the payment of year-end compensation and profit distribution accruals.

Cash used in investing activities was approximately $243,000 for the three months ended December 31, 1996 compared to $27.3 million for the same period a year ago. Investing activities for the fiscal 1997 first quarter primarily reflected capital expenditures of $1.4 million and net proceeds from the disposition of investments of $1.5 million. Investing activities for the three months ended December 31, 1995 included capital expenditures of $1.3 million and investments of $26.5 million in short-term and intermediate-term securities of the U.S. government and its agencies and corporate obligations. The Company's investment strategies are designed to improve the investment rate of return on the Company's excess cash position while maintaining a sufficient degree of liquidity for future cash needs. Capital spending for property, plant and equipment has averaged approximately $5.1 million for the last three fiscal years. The capital budget of the Company for fiscal 1997 is $8.8 million. The Company expects to generate sufficient cash from operations to fund all anticipated capital spending projects.

Cash used in financing activities for the three months ended December 31, 1996 was $2.6 million consisting of treasury stock purchases, the Company's quarterly dividend of $.08 per share and repayments under the Company's capital lease agreements. Cash used in financing activities in the first three months of fiscal 1996 was $727,000 consisting of dividends and capital lease payments. Dividends for the fiscal 1996 first quarter were $.07 per share. The Company currently has available lines of credit of approximately $11 million. There were no outstanding borrowings on any of the Company's lines of credit at December 31, 1996.

At December 31, 1996 and September 30, 1996 and 1995, the Company's current ratio was 2.6, 2.2 and 3.5, respectively. The Company had cash and cash equivalents at December 31, 1996 and September 30, 1996 of $15.2 million and $12.4 million, respectively. Net working capital at December 31, 1996 was $34.6 million. The Company believes that its current liquidity sources, combined with its operating cash flow and additional borrowing capacity, will be sufficient to meet its capital needs for the next 12 months.

Subsequent Event

On January 31, 1997, Matthews International Corporation acquired 50% of Tukaiz Litho, Inc.("Tukaiz"), a leading Chicago-based pre-press and pre-media firm.
A pre-press firm prepares art or digital files for printing or reproduction. The remaining 50% will continue to be owned by the existing president and chief executive officer of Tukaiz. The transaction was structured as an asset purchase with the purchase price consisting of $4,000,000 cash and the assumption of a 50% interest in certain of the Company's liabilities. The parties have each agreed to contribute their respective 50% interests into a newly-formed Illinois limited liability company, Tukaiz Communications, L.L.C. Matthews also agreed to provide the new company with subordinated convertible
debt of $5.5 million.   Matthews has accounted for this acquisition using the
purchase method and, accordingly, has recorded the acquired assets and liabilities at their estimated fair values at the date of acquisition. The excess of the purchase price over the fair value of the net assets was recorded as goodwill to be amortized on a straight-line basis over 25 years.

Tukaiz has annual sales of approximately $16.5 million and is headquartered in Franklin Park, Illinois. The combination of the Company's Graphic Systems business and Tukaiz is designed to create a leader in the graphics industry, providing a unique array of pre-press and pre-media services to ad agencies, manufacturers, printers and publishers. These services include creative design, audio, video, animation, multimedia, digital photography, web site service and on-demand digital printing.

                         PART II - OTHER INFORMATION




Item 6.  Exhibits and Reports on Form 8-K


(a)  Exhibits

     The following Exhibits to this report are filed herewith:

     Exhibit
       No.      Description
     -------    -----------

      10.1      Asset Purchase Agreement among TKZ Holding Corp., Tukaiz
                Litho, Inc. and Michael Vitallo
      10.2      Membership Interest Agreement among TKZ Holding Corp.,
                Tukaiz Litho, Inc., Frank Defino, Sr. and Tukaiz
                Communications, L.L.C.
      10.3      Subordinated Convertible Note from Tukaiz
                Communications, L.L.C. in favor of Venetian
                Investment Corporation.
      10.4      Operating Agreement of Tukaiz Communications, L.L.C. between
                TKZ Holding Corp. and Tukaiz Litho, Inc.
      11        Computation of Earnings Per Share
      27        Financial Data Schedule (via EDGAR)




(b)  Reports on Form 8-K

     None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                     MATTHEWS INTERNATIONAL CORPORATION
                                                (Registrant)




Date    2/11/97                                  D.M. Kelly
     -------------                -----------------------------------------
                                      D.M. Kelly, Chairman of the Board,
                                    President and Chief Executive Officer




Date    2/11/97                                  E.J. Boyle
     -------------                -----------------------------------------
                                  E. J. Boyle, Vice President, Accounting &
                                      Finance - Secretary and Treasurer