Form 10-Q
period 1997-03-31
MATTHEWS INTERNATIONAL CORP
filed 1997-05-12
CIK 63296

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  Form 10-Q


[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934


For The Quarterly Period Ended March 31, 1997

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

     Class of Common Stock                  Outstanding at April 30, 1997

   Class A - $1.00 par value                       6,465,171 shares
   Class B - $1.00 par value                       2,073,992 shares

       2                    PART I - FINANCIAL INFORMATION
                 MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                                                 March 31, 1997         September 30, 1996
                                                                 --------------         ------------------
ASSETS
Current assets:
Cash and cash equivalents                                          $ 10,273,814               $ 12,418,718
Short-term investments                                                1,115,045                  3,079,084
Accounts and notes receivable, net                                   29,603,077                 26,158,666
Inventories:
 Materials and finished goods                          $11,585,804                $10,424,521
 Labor and overhead in process                             803,044                    879,593
 Supplies                                                  532,415                    669,080
                                                        ----------                 ----------
                                                                     12,921,263                 11,973,194
Other current assets                                                  1,995,093                  2,130,556
                                                                     ----------                 ----------
  Total current assets                                               55,908,292                 55,760,218

Investments                                                          31,115,696                 35,333,326
Property, plant and equipment:  Cost                    70,074,945                 63,492,651
 Less accumulated depreciation                         (27,621,616)               (26,169,878)
                                                        ----------                 ----------
                                                                     42,453,329                 37,322,773
Deferred income taxes and other assets                               11,883,408                 13,569,805
Goodwill                                                             15,232,846                 11,425,587
                                                                    -----------                -----------
Total assets                                                       $156,593,571               $153,411,709
                                                                    ===========                ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Long-term debt, current maturities                                    1,469,291                    270,092
Accounts payable                                                      4,914,118                  6,049,732
Accrued compensation                                                  6,965,010                  8,536,221
Accrued income taxes                                                  1,775,331                    963,886
Customer prepayments                                                  3,066,701                  3,069,904
Other current liabilities                                             6,178,523                  6,021,095
                                                                     ----------                 ----------
 Total current liabilities                                           24,368,974                 24,910,930

Long-term debt                                                        3,241,343                      -
Estimated finishing costs                                             3,047,765                  2,954,299
Postretirement benefits                                              20,676,982                 21,005,067
Other liabilities                                                     2,358,502                  2,082,370

Shareholders' equity:
 Common stock:  Class A, par value $1.00                 6,749,718                  6,039,542
                Class B, par value $1.00                 2,333,780                  3,043,956
 Other shareholders' equity                             93,816,507                 93,375,545
                                                        ----------                 ----------
                                                                    102,900,005                102,459,043
                                                                    -----------                -----------
Total liabilities and shareholders' equity                         $156,593,571               $153,411,709
                                                                    ===========                ===========
/TABLE

                 MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                                 Three Months Ended               Six Months Ended
                                      March 31,                       March 31,
                              -------------------------      --------------------------
                                 1997           1996             1997           1996
                                 ----           ----             ----           ----

Sales                       $ 45,427,408   $ 42,791,474     $ 88,010,203   $ 83,976,824

Cost of sales                 25,190,209     23,819,715       48,909,586     46,421,717
                              ----------     ----------       ----------     ----------

Gross Profit                  20,237,199     18,971,759       39,100,617     37,555,107

Selling and
  administrative expenses     12,351,992     12,125,473       24,601,652     24,256,568
                              ----------     ----------       ----------     ----------

Operating profit               7,885,207      6,846,286       14,498,965     13,298,539


Investment income                626,940        687,265        1,231,359      1,146,656

Interest expense                 (14,334)       (46,337)         (26,364)       (67,696)

Other income
  (deductions), net             (185,397)     5,728,085         (281,201)     5,673,319

Minority interest                (81,369)         -              (81,369)         -
                              ----------     ----------       ----------     ----------

Income before income taxes     8,231,047     13,215,299       15,341,390     20,050,818

Income taxes                   3,218,054      5,839,254        6,023,989      8,428,784
                              ----------     ----------       ----------     ----------

Net income                   $ 5,012,993    $ 7,376,045      $ 9,317,401   $ 11,622,034
                              ==========     ==========       ==========     ==========



Earnings per share              $  .58         $  .83           $ 1.07         $ 1.31
                                 =====          =====            =====          =====

Dividends per share             $  .08         $  .07           $  .16         $  .14
                                 =====          =====            =====          =====

Weighted average number
  of common shares
  outstanding                  8,663,327      8,880,821        8,702,452      8,867,762
                               =========      =========        =========      =========

                 MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                Six Months Ended
                                                                    March 31,
                                                           --------------------------
                                                              1997            1996
                                                              ----            ----
Cash flows from operating activities:
 Net income                                               $ 9,317,401    $ 11,622,034
 Adjustments to reconcile net income to net cash
   provided by operating activities:
  Depreciation and amortization                             2,700,291       4,761,738
  Deferred taxes                                              208,135         258,312
  Net increase in certain working capital items            (4,483,005)       (671,665)
  (Increase) decrease in other noncurrent assets            1,470,614        (127,266)
  Increase in estimated finishing costs                        93,466         211,312
  Increase (decrease) in other liabilities                    450,339        (409,551)
  Increase (decrease) in postretirement benefits             (328,085)        411,718
  (Gain) loss on sales of property, plant and equipment        82,281        (233,145)
  Net (gain) loss on investments                              (35,959)         38,802
  Gain on sale of subsidiary                                     -         (9,409,058)
  Effect of exchange rate changes on operations              (283,598)       (329,898)
                                                           ----------      ----------
    Net cash provided by operating activities               9,191,880       6,123,333
                                                           ----------      ----------
Cash flows from investing activities:
 Acquisitions of property, plant and equipment             (3,364,619)     (2,327,439)
 Acquisitions, net of cash acquired                        (3,892,198)     (3,482,330)
 Proceeds from disposals of property,
   plant and equipment                                         14,920         428,867
 Investments                                                 (952,961)    (42,568,977)
 Proceeds from disposition of investments                   7,206,173       5,176,200
 Proceeds from sale of subsidiary                                -         13,070,853
 Collections on loans to officers and employees               280,777         951,931
                                                           ----------      ----------
    Net cash used in investing activities                    (707,908)    (28,750,895)
                                                           ----------      ----------
Cash flows from financing activities:
 Payments on long-term debt                                (2,052,365)       (215,192)
 Proceeds from the sale of treasury stock                     776,625         108,250
 Purchases of treasury stock                               (7,736,276)     (1,075,000)
 Dividends paid                                            (1,382,596)     (1,250,731)
                                                           ----------      ----------
    Net cash used in financing activities                 (10,394,612)     (2,432,673)
                                                           ----------      ----------

Effect of exchange rate changes on cash                      (234,264)         94,094
                                                           ----------      ----------

Net decrease in cash and cash equivalents                 $(2,144,904)   $(24,966,141)
                                                           ==========      ==========
Supplemental Cash Flow Information:
 Cash paid during the period for:
   Interest                                               $    26,364    $     67,696
   Income Taxes                                             4,894,978       5,269,205

             MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               MARCH 31, 1997


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


Note 2.  Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information for commercial and industrial companies and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three-month and six-month periods ended March 31, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1996.

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


Note 3.  Income Taxes

The income tax provision for the period is based on the effective tax rate expected to be applicable for the full year. The difference between the estimated effective tax rate of 39.3% and the Federal statutory rate of 35% primarily reflects the impact of state and foreign income taxes.

             MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                               MARCH 31, 1997


Note 4.  Acquisition

On January 31, 1997, Matthews International Corporation acquired 50% of Tukaiz Litho, Inc.("Tukaiz"), a Chicago-based pre-press and pre-media firm. The remaining 50% will continue to be owned by the existing president and chief executive officer of Tukaiz. The transaction was structured as an asset purchase with the purchase price consisting of $4.0 million cash and the assumption of a 50% interest, approximately $4.0 million, in certain of the liabilities of Tukaiz. The parties have each contributed their respective 50% interests into a newly-formed Illinois limited liability company, Tukaiz Communications, L.L.C. Matthews also provided the new company with
subordinated convertible debt of $5.5 million.   Matthews has accounted for
this acquisition using the purchase method and, accordingly, has recorded the acquired assets and liabilities at their estimated fair values at the date of acquisition. The excess of the purchase price over the fair value of the net assets was recorded as goodwill to be amortized on a straight-line basis over 25 years. The accounts of Tukaiz have been included in the consolidated financial statements of Matthews.


Note 5.  Supplemental Cash Flow Information

On March 25, 1996, the Company issued 213,862 shares of authorized Class A common stock, with a value of $5.4 million, in connection with the acquisition of Industrial Equipment and Engineering Company, Inc.


Note 6.  Reclassifications

Certain amounts in the 1996 consolidated financial statements have been reclassified to conform to the current year presentation.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

The following table sets forth certain income statement data of the Company expressed as a percentage of net sales for the periods indicated.


                                 Six months ended          Years ended
                                     March 31,            September 30,
                                 ----------------     --------------------
                                   1997    1996       1996    1995    1994
                                   ----    ----       ----    ----    ----

Sales                             100.0%  100.0%     100.0%  100.0%  100.0%
Gross profit                       44.4    44.7       44.6    44.8    45.1
Operating profit                   16.5    15.8       15.6    14.7    15.1
Income before income taxes         17.4    23.9       19.5    15.0    14.9
Net income                         10.6    13.8       11.8     9.3     8.8



Sales for the six months ended March 31, 1997 were $88.0 million and were $4.0 million, or 4.8%, higher than sales of $84.0 million for the first six months of fiscal 1996. The increase for the first six months of fiscal 1997 reflected higher sales in the Company's Bronze and Graphic Systems segments. Bronze segment sales were up 17% over the first half of fiscal 1996, primarily reflecting higher volume of memorial products as well as sales by Industrial Equipment and Engineering Company, Inc. ("IEEC") of crematories and cremation-related products. Fiscal 1997 revenues of IEEC, which was acquired in March 1996, also reflected sales of All Crematory Corporation, which was acquired in August 1996. Sales for the Bronze segment increased over the prior year despite the absence of Sunland Memorial Park, Inc. (the Company's only cemetery/mortuary facility) which was sold in January 1996. Graphic Systems segment sales for the six months ended March 31, 1997 increased 8% over the same period last year principally due to the acquisition of a 50% interest in Tukaiz Litho, Inc. ("Tukaiz") on January 31, 1997 (See "Acquisition"). Marking Products sales for the first six months of fiscal 1997 declined approximately 19% from the first six months of fiscal 1996. The decrease in sales for Marking Products resulted from the sale of the segment's label printer application business in September 1996 and the Company's decision in September 1996 to liquidate its German subsidiary. The label printer application business had historically produced marginal results for the Company and the German subsidiary had accumulated significant losses during the past few years.

Gross profit for the six months ended March 31, 1997 was $39.1 million, or 44.4% of sales, compared to $37.6 million, or 44.7% of sales, for the first six months of fiscal 1996. The increase of $1.5 million, or 4.1%, was attributable to higher gross profits in the Bronze and Graphic Systems segments. Bronze gross profit improved as a result of higher sales of memorial products and increased sales from IEEC. Gross profit for the Graphic Systems segment increased as a result of the acquisition of Tukaiz and gross profit for the Marking Products segment declined from the first half of fiscal 1996 as a result of lower sales.

Selling and administrative expenses for the six months ended March 31, 1997 were $24.6 million, representing an increase of $345,000, or 1.4%, over $24.3 million for the first six months of fiscal 1996. Selling and administrative expenses for the Bronze segment increased over the first half of fiscal 1996 reflecting the additions of IEEC and All Crematory Corporation. Graphic Systems expenses also increased for the period reflecting higher selling costs and the acquisition of Tukaiz. These increases were offset by reductions in Marking Products selling and administrative costs with the disposition of the label printer application business and the liquidation of the German subsidiary.

Operating profit for the six months ended March 31, 1997 was $14.5 million and was $1.2 million, or 9.0%, higher than the first six months of fiscal 1996. Operating profit for the Bronze segment was higher for the period reflecting the increase in sales. Operating profit for the Marking Products segment also improved principally as a result of the disposition of the label printer application business and the liquidation of the German subsidiary. Operating profit of the Graphic Systems segment declined slightly from the same period a year ago reflecting increased selling and administrative costs. However, the segment's operating profit for the fiscal 1997 second quarter improved from the same period a year ago as a result the acquisition of Tukaiz.
Consolidated operating profit for the first six months of fiscal 1997 also reflected the favorable impact of changes to the retiree medical plan which were approved by the Board of Directors in September 1996. These changes, which provide additional plan options while limiting future Company contributions to retiree benefits, have reduced net periodic postretirement benefit cost from the prior year. This reduction was partially offset by costs associated with the Company's implementation of a 401(k) employee savings plan and related Company contributions.

Investment income for the first six months of fiscal 1997 was $1.2 million, compared to $1.1 million for the first six months of fiscal 1996. The increase reflects a higher average cash and investment position during the current period and a higher rate of return as a result of a shift in the Company's investments in December 1995 to short-term and intermediate-term securities of the U.S. government and its agencies and corporate obligations. These investments are designed to improve the investment rate of return on the Company's excess cash position while maintaining a sufficient degree of liquidity for future cash needs.

Interest expense for the six months ended March 31, 1997 was approximately $26,000, compared to $68,000 for the first six months of fiscal 1996. Interest expense principally relates to the Company's capital lease obligations.

Other income (deductions), net for the six months ended March 31, 1997 represented a net reduction to pre-tax income of $281,000 compared to a net increase of $5.7 million for the first six months of fiscal 1996. Other income for the first six months of fiscal 1996 reflected a $9.4 million pre-tax gain on the sale of Sunland Memorial Park, Inc. This gain was partially offset by the write-off of the remaining goodwill with respect to the Company's investment in its Swedish subsidiary and a charge for certain other non-operating expenses during the period.

The Company's effective tax rate for the first six months of fiscal 1997 was 39.3%, compared to 39.6% for the year ended September 30, 1996. The difference between the Company's effective tax rate and the Federal statutory rate of 35% primarily reflects the impact of state and foreign income taxes.

Liquidity and Capital Resources

Net cash provided by operating activities was $9.2 million for the six months ended March 31, 1997, compared to $6.1 million for the first six months of fiscal 1996. The increase in operating cash flow for the current period principally reflected the improvement in operating profit over the prior year.

Cash used in investing activities was approximately $708,000 for the six months ended March 31, 1997 compared to $28.8 million for the same period a year ago. Investing activities for the first six months of fiscal 1997 primarily reflected the acquisition of Tukaiz (See "Acquisition"), capital expenditures of $3.4 million and net proceeds from investment activities of $6.3 million.

Investing activities for the six months ended March 31, 1996 included capital expenditures of $2.3 million; the acquisition of IEEC for 213,862 shares of authorized Matthews Class A common stock (approximately $5.4 million) and $3.6 million cash; the purchase of 40% of the common stock of Applied Technology Developments, Ltd. for $1.6 million; and investments of $35.8 million in short-term and intermediate-term securities of the U.S. government and its agencies and corporate obligations. Investing activities for the six months ended March 31, 1996 also included the sale of the Company's cemetery and mortuary facility in Arizona for $13.1 million.

Capital spending for property, plant and equipment has averaged approximately $5.1 million for the last three fiscal years. The capital budget of the Company for fiscal 1997 is $8.8 million. The Company expects to generate sufficient cash from operations to fund all anticipated capital spending projects.

Cash used in financing activities for the six months ended March 31, 1997 was $10.4 million which included net treasury stock purchases totaling
$7.0 million and dividends of $1.4 million. The Company paid dividends of $.08 per share in each of the first two quarters of fiscal 1997. In
March 1997, the Company announced that the Board of Directors approved a continuation of its limited stock repurchase program. The original stock repurchase program announced in May 1996 for 500,000 has been substantially completed. The second program authorizes the Company to purchase up to an additional 500,000 shares of its Class A and Class B common stock. The buy-back program is designed to increase shareholder value and enlarge the Company's holdings of its Class A and Class B common stock for retention in treasury, use in acquisitions or reissuance to employees or other purchasers. In addition, financing activities included payments on long-term debt of $2.1 million. In connection with the acquisition of Tukaiz, the Company assumed 50% of certain liabilities which included capital lease obligations totaling $4.5 million and bank borrowings of $2.1 million. The bank borrowings were repaid from the $5.5 million intercompany debt provided from Matthews to Tukaiz.

Cash used in financing activities in the first six months of fiscal 1996 was $2.4 million, consisting principally of treasury stock purchases of $1.0 million and dividends of $1.3 million. The Company paid dividends of $.07 per share in each of the first two quarters of fiscal 1996.

The Company currently has available lines of credit of approximately
$11 million. There were no outstanding borrowings on any of the Company's lines of credit at March 31, 1997. At March 31, 1997 and September 30, 1996 and 1995, the Company's current ratio was 2.3, 2.2 and 3.5, respectively. The Company had cash and cash equivalents at March 31, 1997 and September 30, 1996 of $10.3 million and $12.4 million, respectively. Net working capital at March 31, 1997 was $31.5 million. The Company believes that its current liquidity sources, combined with its operating cash flow and additional borrowing capacity, will be sufficient to meet its capital needs for the next 12 months.


Acquisition

On January 31, 1997, Matthews International Corporation acquired 50% of Tukaiz Litho, Inc.("Tukaiz"), a leading Chicago-based pre-press and pre-media firm.
A pre-press firm prepares art or digital files for printing or reproduction. The remaining 50% will continue to be owned by the existing president and chief executive officer of Tukaiz. The transaction was structured as an asset purchase with the purchase price consisting of $4.0 million cash and the assumption of a 50% interest, approximately $4.0 million, in certain of the Company's liabilities. The parties have each contributed their respective 50% interests into a newly-formed Illinois limited liability company, Tukaiz Communications, L.L.C. Matthews also agreed to provide the new company with
subordinated convertible debt of $5.5 million.   Matthews has accounted for
this acquisition using the purchase method and, accordingly, has recorded the acquired assets and liabilities at their estimated fair values at the date of acquisition. The excess of the purchase price over the fair value of the net assets was recorded as goodwill to be amortized on a straight-line basis over 25 years.

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

                         PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of the Shareholders of Matthews International Corporation was held on February 22, 1997. Total shares eligible for vote at such meeting were:
     Class A Common Stock (one vote per share)      6,148,784 shares
     Class B Common Stock (ten votes per share)     2,581,977 shares

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
                                                        Votes
                                            -----------------------------
                              Term                             Withhold
     Nominee               Expiration           For            Authority
     -------               ----------       -----------       -----------
     G.D. Barefoot            2000           24,424,835        1,589,024
     T.N. Kennedy             2000           25,022,965          990,894
     W.J. Stallkamp           2000           25,427,315          586,544

     The terms of the following additional directors continued after the meeting: D.M. Kelly, W.A. Coates, D.J. DeCarlo, J.P. O'Leary, Jr., and J.L. Parker.


2.   Adoption of Amendments to the 1992 Stock Incentive Plan:
     At its meeting held December 13, 1996, the Board of Directors adopted and recommended for shareholder approval amendments to the 1992 Stock Incentive Plan. The shareholders voted to adopt these amendments.
                     Votes For:           21,351,788
                     Votes Against:        3,324,426
                     Abstaining:             699,974
                     Broker Non-Votes:       637,671


3.   Selection of Auditors:
     The shareholders voted to ratify the appointment by the Board of Directors of Coopers & Lybrand as independent certified public accountants to audit the records of the Company for the year ending September 30, 1997.
                     Votes For:           25,566,088
                     Votes Against:          176,992
                     Abstaining:             270,779

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     The following Exhibits to this report are filed herewith or incorporated by reference:

     Exhibit
       No.      Description
     -------    -----------

      10.1      Asset Purchase Agreement among TKZ Holding Corp., Tukaiz
                Litho, Inc. and Michael Vitallo, incorporated by reference to Exhibit No. 10.1 to Form 10-Q for the quarter ended
                December 31, 1996
      10.2      Membership Interest Agreement among TKZ Holding Corp.,
                Tukaiz Litho, Inc., Frank Defino, Sr. and Tukaiz
                Communications, L.L.C., incorporated by reference to
                Exhibit No. 10.2 to Form 10-Q for the quarter ended
                December 31, 1996
      10.3      Subordinated Convertible Note from Tukaiz
                Communications, L.L.C. in favor of Venetian
                Investment Corporation, incorporated by reference to
                Exhibit No. 10.3 to Form 10-Q for the quarter ended
                December 31, 1996
      10.4      Operating Agreement of Tukaiz Communications, L.L.C. between
                TKZ Holding Corp. and Tukaiz Litho, Inc., incorporated by
                reference to Exhibit No. 10.4 to Form 10-Q for the quarter ended December 31, 1996
      11        Computation of Earnings Per Share, filed herewith
      27        Financial Data Schedule, filed herewith (via EDGAR)



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




Date    5/12/97                                  D.M. Kelly
     -------------                -----------------------------------------
                                      D.M. Kelly, Chairman of the Board,
                                    President and Chief Executive Officer




Date    5/12/97                                  E.J. Boyle
     -------------                -----------------------------------------
                                  E. J. Boyle, Vice President, Accounting &
                                      Finance - Secretary and Treasurer