Form 10-Q
period 1997-06-30
MATTHEWS INTERNATIONAL CORP
filed 1997-08-12
CIK 63296

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  Form 10-Q


[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934


For The Quarterly Period Ended June 30, 1997

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

     Class of Common Stock                   Outstanding at July 31, 1997

   Class A - $1.00 par value                       6,478,714 shares
   Class B - $1.00 par value                       2,036,232 shares

       2                    PART I - FINANCIAL INFORMATION
                 MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                                                  June 30, 1997         September 30, 1996
                                                                  -------------         ------------------
ASSETS
Current assets:
Cash and cash equivalents                                          $ 20,803,291               $ 12,418,718
Short-term investments                                                1,047,303                  3,079,084
Accounts and notes receivable, net                                   29,993,708                 26,158,666
Inventories:
 Materials and finished goods                          $10,756,032                $10,424,521
 Labor and overhead in process                             642,478                    879,593
 Supplies                                                  416,181                    669,080
                                                        ----------                 ----------
                                                                     11,814,691                 11,973,194
Other current assets                                                  1,964,399                  2,130,556
                                                                     ----------                 ----------
  Total current assets                                               65,623,392                 55,760,218

Investments                                                          31,921,699                 35,333,326
Property, plant and equipment:  Cost                    71,203,939                 63,492,651
 Less accumulated depreciation                         (28,706,972)               (26,169,878)
                                                        ----------                 ----------
                                                                     42,496,967                 37,322,773
Deferred income taxes and other assets                               11,016,527                 13,569,805
Goodwill                                                             15,771,311                 11,425,587
                                                                    -----------                -----------
Total assets                                                       $166,829,896               $153,411,709
                                                                    ===========                ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Long-term debt, current maturities                                      979,992                    270,092
Accounts payable                                                      5,113,611                  6,049,732
Accrued compensation                                                  8,361,841                  8,536,221
Accrued income taxes                                                  2,149,407                    963,886
Customer prepayments                                                  8,225,471                  3,069,904
Other current liabilities                                             6,957,424                  6,021,095
                                                                     ----------                 ----------
 Total current liabilities                                           31,787,746                 24,910,930

Long-term debt                                                        2,395,090                      -
Estimated finishing costs                                             3,135,472                  2,954,299
Postretirement benefits                                              20,505,364                 21,005,067
Other liabilities                                                     2,454,411                  2,082,370

Shareholders' equity:
 Common stock:  Class A, par value $1.00                 6,786,168                  6,039,542
                Class B, par value $1.00                 2,297,330                  3,043,956
 Other shareholders' equity                             97,468,315                 93,375,545
                                                        ----------                 ----------
                                                                    106,551,813                102,459,043
                                                                    -----------                -----------
Total liabilities and shareholders' equity                         $166,829,896               $153,411,709
                                                                    ===========                ===========
/TABLE

                 MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                                 Three Months Ended              Nine Months Ended
                                      June 30,                       June 30,
                              -------------------------      --------------------------
                                 1997           1996             1997           1996
                                 ----           ----             ----           ----

Sales                       $ 51,736,477   $ 44,304,394     $139,746,680   $128,281,218

Cost of sales                 28,893,420     24,580,058       77,803,006     71,001,775
                              ----------     ----------      -----------    -----------

Gross Profit                  22,843,057     19,724,336       61,943,674     57,279,443

Selling and
  administrative expenses     14,045,115     12,744,710       38,646,767     37,001,278
                              ----------     ----------       ----------     ----------

Operating profit               8,797,942      6,979,626       23,296,907     20,278,165


Investment income                542,119        677,468        1,773,478      1,824,124

Interest expense                (182,546)        (9,000)        (208,910)       (76,696)

Other income
  (deductions), net             (187,557)      (171,835)        (468,758)     5,501,484

Minority interest                (71,480)         -             (152,849)         -
                              ----------     ----------       ----------     ----------

Income before income taxes     8,898,478      7,476,259       24,239,868     27,527,077

Income taxes                   3,413,870      2,996,188        9,437,859     11,424,972
                              ----------     ----------       ----------     ----------

Net income                   $ 5,484,608    $ 4,480,071      $14,802,009   $ 16,102,105
                              ==========     ==========       ==========     ==========



Earnings per share              $  .64         $  .50           $ 1.71         $ 1.81
                                 =====          =====            =====          =====

Dividends per share             $  .08         $  .07           $  .24         $  .21
                                 =====          =====            =====          =====

Weighted average number
  of common shares
  outstanding                  8,534,251      9,006,898        8,650,248      8,908,370
                               =========      =========        =========      =========

                 MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                Nine Months Ended
                                                                     June 30,
                                                           --------------------------
                                                              1997            1996
                                                              ----            ----
Cash flows from operating activities:
 Net income                                               $14,802,009    $ 16,102,105
 Adjustments to reconcile net income to net cash
   provided by operating activities:
  Depreciation and amortization                             4,307,582       5,978,008
  Deferred taxes                                              727,775          77,417
  Net increase (decrease) in working capital items          5,444,482        (990,523)
  (Increase) decrease in other noncurrent assets            1,830,515        (479,613)
  Increase in estimated finishing costs                       181,173         246,900
  Increase (decrease) in other liabilities                    526,167        (371,690)
  Increase (decrease) in postretirement benefits             (499,703)        731,208
  (Gain) loss on sale of property, plant and equipment         83,238        (131,273)
  Net loss on investments                                      55,106          16,031
  Gain on sale of subsidiary                                     -         (9,409,058)
  Effect of exchange rate changes on operations              (457,405)         10,665
                                                           ----------      ----------
    Net cash provided by operating activities              27,000,939      11,780,177
                                                           ----------      ----------
Cash flows from investing activities:
 Acquisitions of property, plant and equipment             (4,185,153)     (3,794,583)
 Acquisitions, net of cash acquired                        (6,004,320)     (3,667,062)
 Proceeds from disposals of property,
   plant and equipment                                         15,295         439,802
 Investments                                               (1,414,305)    (43,193,066)
 Proceeds from disposition of investments                   7,226,741       5,202,739
 Proceeds from sale of subsidiary                                -         13,070,853
 Collections on loans to officers and employees               392,955       1,216,854
                                                           ----------      ----------
    Net cash used in investing activities                  (3,968,787)    (30,724,463)
                                                           ----------      ----------
Cash flows from financing activities:
 Payments on long-term debt                                (4,139,209)       (323,939)
 Proceeds from the sale of treasury stock                     815,163         107,969
 Purchases of treasury stock                               (8,855,411)     (2,838,201)
 Dividends paid                                            (2,063,991)     (1,878,935)
                                                           ----------      ----------
    Net cash used in financing activities                 (14,243,448)     (4,933,106)
                                                           ----------      ----------

Effect of exchange rate changes on cash                      (404,131)        106,173
                                                           ----------      ----------

Net increase (decrease) in cash and cash equivalents      $ 8,384,573    $(23,771,219)
                                                           ==========      ==========
Supplemental Cash Flow Information:
 Cash paid during the period for:
   Interest                                               $   208,910    $     76,696
   Income Taxes                                             7,459,132       9,779,747

             MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               JUNE 30, 1997


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


Note 2.  Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information for commercial and industrial companies and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three-month and nine-month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1996.

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


Note 3.  Income Taxes

The income tax provision for the period is based on the effective tax rate expected to be applicable for the full year. The difference between the estimated effective tax rate of 38.9% and the Federal statutory rate of 35% primarily reflects the impact of state and foreign income taxes.

             MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                               JUNE 30, 1997


Note 4.  Acquisitions

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

On May 23, 1997, Matthews acquired for $2.4 million the common stock of both Carolina Repro-Graphic and Dieworks, Inc., manufacturers of pre-press services, flexible printing plates and steel rule cutting dies, located in North Carolina. Matthews has accounted for these acquisitions using the purchase method and, accordingly, has recorded the acquired assets and liabilities at their estimated fair values at the acquisition date. The excess of the purchase price over the fair value of the net assets was recorded as goodwill to be amortized on a straight-line basis over 25 years.


Note 5.  Supplemental Cash Flow Information

On March 25, 1996, the Company issued 213,862 shares of authorized Class A Common Stock, valued at $5.4 million, in connection with the acquisition of Industrial Equipment and Engineering Company, Inc. On May 6, 1996, the Company issued 19,286 shares of authorized Class A Common Stock, valued at $527,975, in connection with the purchase of a 49% interest in Applied Technology Developments Ltd.


Note 6.  Reclassifications

Certain amounts in the 1996 consolidated financial statements have been reclassified to conform to the current year presentation.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

The following table sets forth certain income statement data of the Company expressed as a percentage of net sales for the periods indicated.


                                Nine months ended          Years ended
                                     June 30,             September 30,
                                -----------------     --------------------
                                   1997    1996       1996    1995    1994
                                   ----    ----       ----    ----    ----

Sales                             100.0%  100.0%     100.0%  100.0%  100.0%
Gross profit                       44.3    44.7       44.6    44.8    45.1
Operating profit                   16.7    15.8       15.6    14.7    15.1
Income before income taxes         17.3    21.5       19.5    15.0    14.9
Net income                         10.6    12.6       11.8     9.3     8.8



Sales for the nine months ended June 30, 1997 were $139.7 million and were $11.4 million, or 8.9%, higher than sales of $128.3 million for the first nine months of fiscal 1996. The increase for the first nine months of fiscal 1997 reflected higher sales in the Company's Bronze and Graphic Systems segments. Bronze segment sales were up 16% over the first nine months of fiscal 1996, primarily reflecting higher volume of memorial products as well as sales by Industrial Equipment and Engineering Company, Inc. ("IEEC") of crematories and cremation-related products. Fiscal 1997 revenues of IEEC, which was acquired in March 1996, also included sales of All Crematory Corporation, which was acquired in August 1996. Sales for the Bronze segment increased over the prior year despite the absence of Sunland Memorial Park, Inc. (the Company's only cemetery/mortuary facility) which was sold in January 1996. Graphic Systems segment sales for the nine months ended June 30, 1997 increased 25% over the same period last year principally due to acquisitions. On
January 31, 1997, Matthews acquired a 50% interest in Tukaiz Litho, Inc. ("Tukaiz") and, on May 23, 1997, Matthews purchased 100% of the common stock of both Carolina Repro-Graphic and Dieworks, Inc.(collectively "Carolina")(See "Acquisitions"). Marking Products sales for the first nine months of fiscal 1997 declined approximately 19% from the first nine months of fiscal 1996.
The decrease in sales for Marking Products resulted from the sale of the segment's label printer application business in September 1996 and the Company's decision in September 1996 to liquidate its German subsidiary. The label printer application business had historically produced marginal results for the Company and the German subsidiary had accumulated significant losses during the past few years.

Gross profit for the nine months ended June 30, 1997 was $61.9 million, or 44.3% of sales, compared to $57.3 million, or 44.7% of sales, for the first nine months of fiscal 1996. The increase of $4.6 million, or 8.1%, was attributable to higher gross profits in the Bronze and Graphic Systems segments. Bronze gross profit improved as a result of higher sales of bronze memorials and crematories and related products. Gross profit for the Graphic Systems segment increased as a result of the acquisitions of Tukaiz and Carolina. Marking Products gross profit declined from the first nine months of fiscal 1996 as a result of lower sales.

Selling and administrative expenses for the nine months ended June 30, 1997 were $38.6 million, representing an increase of $1.6 million, or 4.4%, over $37.0 million for the first nine months of fiscal 1996. Selling and administrative expenses for the Bronze segment increased over the first nine months of fiscal 1996 primarily reflecting the additions of IEEC and All Crematory Corporation. Graphic Systems expenses also increased for the period reflecting the acquisitions of Tukaiz and Carolina. These increases were offset by reductions in Marking Products selling and administrative costs with the disposition of the label printer application business and the liquidation of the German subsidiary.

Operating profit for the nine months ended June 30, 1997 was $23.3 million and was $3.0 million, or 14.9%, higher than the first nine months of fiscal 1996 reflecting improvements in all three of the Company's business segments. Operating profit for the Bronze segment was higher for the period reflecting an increase in the profitability of its core business and the additions of IEEC and All Crematory Corporation. Graphic Systems operating profit increased from the prior year as a result of the acquisitions of Tukaiz and Carolina. Operating profit for the Marking Products segment also improved principally as a result of the absence of losses of the German subsidiary. Consolidated operating profit for the first nine months of fiscal 1997 also reflected the favorable impact of changes to the retiree medical plan which were approved by the Board of Directors in September 1996. These changes, which provide additional plan options while limiting future Company contributions to retiree benefits, have reduced net periodic postretirement benefit cost from the prior year. This reduction was partially offset by costs associated with the Company's implementation of a 401(k) employee savings plan and related Company contributions.

Investment income for the first nine months of fiscal 1997 was $1.8 million, representing a slight reduction of 2.8% from the first nine months of fiscal 1996. The slight decrease principally reflects a lower average cash and investment position during the current period as a result of the Company's recent acquisitions. In December 1995, the Company shifted its excess cash to short-term and intermediate-term securities of the U.S. government and its agencies and corporate obligations. These investments are designed to improve the investment rate of return on the Company's excess cash position while maintaining a sufficient degree of liquidity for future cash needs.

Interest expense for the nine months ended June 30, 1997 was $209,000, compared to $77,000 for the first nine months of fiscal 1996. The increase in interest expense for the current period reflects the capital lease obligations assumed in connection with the acquisition of Tukaiz in January 1997.

Other income (deductions), net for the nine months ended June 30, 1997 represented a net reduction to pre-tax income of $469,000 compared to a net increase of $5.5 million for the first nine months of fiscal 1996. Other income for the first nine months of fiscal 1996 reflected a $9.4 million pre-tax gain on the sale of Sunland Memorial Park, Inc. This gain was partially offset by the write-off of the remaining goodwill with respect to the Company's investment in its Swedish subsidiary and a charge for certain other non-operating expenses during the period.

The Company's effective tax rate for the first nine months of fiscal 1997 was 38.9%, compared to 39.6% for the year ended September 30, 1996. The decline from fiscal 1996 reflects a reduction in the effect of foreign taxes. The difference between the Company's effective tax rate and the Federal statutory rate of 35% primarily reflects the impact of state and foreign income taxes.

Liquidity and Capital Resources

Net cash provided by operating activities was $27.0 million for the nine months ended June 30, 1997, compared to $11.8 million for the first nine months of fiscal 1996. The increase in operating cash flow for the current period principally reflected the improvement in operating profit over the prior year and an increase in customer prepayments.

Cash used in investing activities was approximately $4.0 million for the nine months ended June 30, 1997 compared to $30.7 million for the same period a year ago. Investing activities for the first nine months of fiscal 1997 primarily reflected the acquisitions of Tukaiz and Carolina (See "Acquisitions"), capital expenditures of $4.2 million and net proceeds from investment activities of $5.8 million.

Investing activities for the nine months ended June 30, 1996 included capital expenditures of $3.8 million; the acquisition of IEEC for 213,862 shares of authorized Matthews Class A common stock (approximately $5.4 million) and $3.6 million cash; the purchase of 49% of the common stock of Applied Technology Developments, Ltd. for $1.6 million cash and 19,286 shares of authorized Matthews Class A common stock (approximately $527,975); and investments of $35.8 million in short-term and intermediate-term securities of the U.S. government and its agencies and corporate obligations. Investing activities for the nine months ended June 30, 1996 also included the sale of the Company's cemetery and mortuary facility in Arizona for $13.1 million.

Capital spending for property, plant and equipment has averaged approximately $5.1 million for the last three fiscal years. The capital budget of the Company for fiscal 1997 is $8.8 million. The Company expects to generate sufficient cash from operations to fund all anticipated capital spending projects.

Cash used in financing activities for the nine months ended June 30, 1997 was $14.2 million which included net treasury stock purchases totaling
$8.0 million, payments of $4.1 million on long-term debt assumed in the acquisition of Tukaiz, and dividends of $2.1 million. The Company paid dividends of $.08 per share for each of the first three quarters of fiscal 1997. In March 1997, the Company announced that the Board of Directors approved a continuation of its limited stock repurchase program. The original stock repurchase program announced in May 1996 for 500,000 has been completed. The second program authorizes the Company to purchase up to an additional 500,000 shares of its Class A and Class B common stock. The buy-back program is designed to increase shareholder value and enlarge the Company's holdings of its Class A and Class B common stock for retention in treasury, use in acquisitions or reissuance to employees or other purchasers.

Cash used in financing activities for the first nine months of fiscal 1996 was $4.9 million, consisting principally of net treasury stock purchases of $2.7 million and dividends of $1.9 million. The Company paid dividends of $.07 per share in each of the first three quarters of fiscal 1996.

The Company currently has available lines of credit of approximately
$11 million. There were no outstanding borrowings on any of the Company's lines of credit at June 30, 1997. At June 30, 1997 and September 30, 1996 and 1995, the Company's current ratio was 2.1, 2.2 and 3.5, respectively. The Company had cash and cash equivalents at June 30, 1997 and September 30, 1996 of $20.8 million and $12.4 million, respectively. Net working capital at June 30, 1997 was $33.8 million. The Company believes that its current liquidity sources, combined with its operating cash flow and additional borrowing capacity, will be sufficient to meet its capital needs for the next 12 months.


Acquisitions

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

On May 23, 1997, Matthews acquired for $2.4 million the common stock of both Carolina Repro-Graphic and Dieworks, Inc., manufacturers of pre-press services, flexible printing plates and steel rule cutting dies, located in North Carolina. The acquisitions are expected to increase Matthews' market share for these products in the southeast region of the United States. Matthews has accounted for these acquisitions using the purchase method and, accordingly, has recorded the acquired assets and liabilities at their estimated fair values at the acquisition date. The excess of the purchase price over the fair value of the net assets was recorded as goodwill to be amortized on a straight-line basis over 25 years.

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




Date    8/12/97                                  D.M. Kelly
     -------------                -----------------------------------------
                                      D.M. Kelly, Chairman of the Board,
                                    President and Chief Executive Officer




Date    8/12/97                                  E.J. Boyle
     -------------                -----------------------------------------
                                  E. J. Boyle, Vice President, Accounting &
                                      Finance - Secretary and Treasurer