Form 10-K
period 1997-09-30
MATTHEWS INTERNATIONAL CORP
filed 1997-12-19
CIK 63296

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549
                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 1997
Commission File Numbers 0-9115 and 0-24494


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405a of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of November 30, 1997 was $326,294,000.

As of November 30, 1997, shares of common stock outstanding were:
               Class A Common Stock             6,450,261 shares
               Class B Common Stock             1,858,242 shares

Documents incorporated by reference:  None

The index to exhibits is on pages 66-68.

                                     PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION:

Any forward-looking statements contained in this Annual Report on Form 10-K (specifically those contained in Item 1, "Business" and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations") are included in this report pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks and uncertainties that may cause the Company's actual results in future periods to be materially different from management's expectations. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove correct. Factors that could cause the Company's results to differ materially from the results discussed in such forward-looking statements principally include economic, competitive and technological factors beyond the Company's control.


ITEM 1.  BUSINESS.

Matthews International Corporation, founded in 1850 and incorporated in Pennsylvania in 1902, is a designer, manufacturer and marketer principally of custom-made products which are used to identify people, places, products and events. The Company's products and operations are comprised of three business segments: Bronze, Graphic Systems and Marking Products. The Bronze segment is a leading manufacturer of cast bronze memorial products, crematories and cremation-related products. The Graphic Systems segment manufactures and provides printing plates, pre-press services and imaging systems for the corrugated and flexible packaging industries. The Marking Products segment designs, manufactures and distributes a wide range of marking equipment and consumables for identifying various consumer and industrial products, components and packaging containers. The following table sets forth sales and operating profit for the three business segments of the Company for the past three fiscal years.
                                    Fiscal Year Ended September 30,
                       --------------------------------------------------------
                            1997                 1996                1995
                       ---------------     ----------------     ---------------
                       Amount  Percent     Amount   Percent     Amount  Percent
                       ------  -------     ------   -------     ------  -------
                                        (Dollars in Thousands)
Sales to unaffiliated customers:
  Bronze             $ 96,384    50.9%   $ 84,529    49.2%    $ 80,032    48.0%
  Graphic Systems      57,804    30.6      43,062    25.0       42,360    25.4
  Marking Products     34,981    18.5      44,387    25.8       44,356    26.6
                      -------   -----     -------   -----      -------   -----
  Total              $189,169   100.0%   $171,978   100.0%    $166,748   100.0%
                      =======   =====     =======   =====      =======   =====

Operating profit:
  Bronze               22,579    73.1      20,072    75.0       18,171    74.3
  Graphic Systems       5,507    17.8       4,217    15.7        4,254    17.4
  Marking Products      2,801     9.1       2,482     9.3        2,033     8.3
                      -------   -----     -------   -----      -------   -----
  Total              $ 30,887   100.0%   $ 26,771   100.0%    $ 24,458   100.0%
                      =======   =====     =======   =====      =======   =====

Detailed financial information relating to business segments and to foreign and domestic operations is presented in Note 14 (Segment Information) to the Consolidated Financial Statements included in Part II of this Annual Report on Form 10-K.

In fiscal 1997, approximately 86% of the Company's sales were made from the United States, and 4%, 4% and 6% were made from Europe, Canada and Australia, respectively. Bronze operations are primarily conducted in the United States and Canada with 6% of the segment's revenues coming from Australia. Graphic Systems products are manufactured and primarily sold in the United States. Marking Products sells equipment and consumables directly to industrial consumers and through distributors throughout the world. This segment has manufacturing and marketing facilities in the United States, Canada, Sweden and the United Kingdom. Approximately 48% of Marking Products sales were made to locations outside the United States in fiscal 1997.

The Company employs approximately 1,500 people and has its principal executive offices at Two NorthShore Center, Pittsburgh, Pennsylvania 15212. Its telephone number is (412) 442-8200.


PRODUCTS AND MARKETS:

Bronze:

The Bronze segment manufactures and markets in the United States, Canada and Australia cast bronze memorial products used primarily in cemeteries. The segment also manufactures and markets cast bronze and aluminum architectural products used to identify or commemorate people, places and events. In addition, the segment manufactures and markets crematories and cremation-related products through a wholly-owned subsidiary, Industrial Equipment and Engineering Company (IEEC).

Memorial products, which comprise the majority of the Bronze segment's sales, include flush bronze memorials, flower vases, crypt letters, cremation urns, niche units and cemetery features, along with other related products. Flush bronze memorials, which represent approximately two-thirds of the segment's memorial product sales, are bronze plaques which contain vital information about a deceased individual such as name and birth and death dates. These memorials are used in cemeteries as an alternative to upright granite tombstones. The memorials are even or "flush" with the ground and therefore are preferred by many cemeteries for easier mowing and other maintenance. In order to provide products for the granite memorial market, the Company's other memorial products include granite tombstones as well as bronze plaques and letters that can be affixed to tombstones, mausoleums and crypts. Principal customers for memorial products are cemeteries and memorial parks, which in turn sell the Company's products to the consumer.

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

In March 1996, Matthews International Corporation acquired IEEC which is headquartered in Orlando, Florida and is the leading North American manufacturer of cremation equipment and cremation-related products. In August 1996, IEEC acquired the assets of All Crematory Corporation, which was also a manufacturer of cremation equipment. IEEC equipment and products are sold primarily to mortuary and cemetery facilities within North America and Europe.

Within the Bronze segment was a wholly-owned cemetery and mortuary facility, Sunland Memorial Park, Inc. ("Sunland"), located in Sun City, Arizona. Sunland was sold in January 1996. The revenues of Sunland represented approximately 7% of the Bronze segment's fiscal 1995 sales.

Raw materials used by the Bronze segment consist principally of bronze and aluminum ingot, sheet metal and coating materials and are generally available in adequate supply. Ingot is obtained from various North American and Australian smelters.


Graphic Systems:

The Graphic Systems segment provides printing plates, pre-press services and imaging systems to the corrugated and flexible packaging industries. The corrugated packaging industry consists of manufacturers of printed corrugated boxes and the flexible packaging industry consists of manufacturers of printed bags and other packaging products made of paper, film and foil.

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

Graphic Systems, continued:

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

The segment also provides creative art design services to manufacturers of corrugated and flexible packaging and to end users of such packaging. Other products and services include pre-press preparation, such as computer-generated camera-ready art, negatives, films and master patterns; plate mounting accessories for the corrugated industry; various press aids designed to improve print quality; rotary and flat cutting dies used to cut out intricately designed containers and point-of-purchase displays; and film masters used to print bar codes such as Universal Product Codes (known as "UPCs").

The Graphic Systems segment customer base consists primarily of packaging industry manufacturers and "national accounts." National accounts are generally large, well-known consumer goods companies with a national presence that purchase their printing plates directly. These companies then provide their printing plates to the packaging industry manufacturer of their choice.

On January 31, 1997, Matthews International Corporation acquired 50% of Tukaiz Litho, Inc. ("Tukaiz"), a leading pre-press and pre-media firm based in Franklin Park, Illinois. A pre-press firm prepares art or digital files for printing or reproduction. The combination of the Company's Graphic Systems business and Tukaiz is designed to create a leader in the graphics industry, providing a unique array of pre-press and pre-media services to ad agencies, manufacturers, printers and publishers. These services include creative design, audio, video, animation, multimedia, digital photography, web site service and on-demand digital printing.

On May 23, 1997, Matthews acquired the common stock of both Carolina Repro-Graphic and Dieworks, Inc., manufacturers of pre-press services, flexible printing plates and steel rule cutting dies, located in North Carolina. The acquisitions are expected to increase Matthews' market share for these products in the southeast region of the United States.

On October 1, 1997, the Company acquired the assets of Western Plasti-Type Co. ("Western") and, on November 4, 1997, the common stock of Allied Reprographics, Inc. ("Allied"). Both Western and Allied are printing plate manufacturers located in Denver, Colorado. On November 3, 1997, the Company acquired the assets of Palomar Packaging ("Palomar"), a manufacturer of printing plates and steel-rule cutting dies, located near San Diego, California. The acquisitions of Western and Allied are designed to provide Matthews with a presence in the Colorado and surrounding markets which were not previously served by the Company. The acquisition of Palomar is designed to increase Matthews' presence in the growing marketplace for packaged products in southern California and northern Mexico.

Graphic Systems, continued:

Major raw materials for this segment's products include rubber, photopolymer resin, film and graphic art supplies. All such materials are presently available in adequate supply from various industry sources.


Marking Products:

The Marking Products segment designs, manufactures and distributes a wide range of marking equipment and consumables used by customers to identify various consumer and industrial products, components and packaging containers. Marking products range from simple handstamps made from special alloy steel to sophisticated microprocessor-based ink-jet and impulse-jet printing systems. The Marking Products segment employs contact printing, indenting, ink-jet printing and impulse-jet printing to meet customer needs, sometimes using a combination of these marking methods.

A significant portion of the revenue of this segment is attributable to the sale of consumables, software and replacement parts in connection with the marking hardware sold by the Company. The Company develops inks in harmony with the marking equipment in which they are used, which is critical to assure ongoing equipment reliability and mark quality. Many marking equipment customers also use the Company's ink, solvents and cleaners.

The principal customers for the Company's marking products include food and beverage processors, metal fabricators, producers of health and beauty products and manufacturers of textiles, plastic and rubber products. A large percentage of the segment's sales are outside the United States and are distributed through the Company's wholly-owned subsidiaries in Canada, Sweden and France in addition to minority-owned companies in Asia, Australia, Germany and the United Kingdom.

The marking products industry is fragmented, with many companies having limited product lines which focus on well-defined specialty markets. Other industry participants, like the Company, have broad product offerings and compete in various product markets and countries. In the United States, the Company has been supplying marking products for over 140 years.

Major raw materials for this segment's products include printing components, tool steels, rubber and chemicals, all of which are presently available in adequate supply from various sources.

COMPETITION:

Bronze:

Competition from other bronze memorial manufacturers, which is intense, is on the basis of product quality, delivery, price and design availability. The Company also competes with upright granite tombstone and flush granite memorial providers. The Company and its two major competitors account for a substantial portion of the bronze memorial market. The Company believes that its superior quality, broad product lines, innovative designs, delivery capability, customer responsiveness, experienced personnel and customer oriented merchandising systems are competitive advantages in its markets. Competitors in the architectural market are numerous and include companies that manufacture cast and painted signs, plastic materials and other fabricated products. The Company competes with several manufacturers in the crematory market principally on the basis of product quality and price.


Graphic Systems:

Graphic Systems is one of several manufacturers of printing plates with a national presence and competes in a fragmented industry consisting of a few multi-plant regional printing plate suppliers and a large number of local one-plant companies located across the United States. Competition is on the basis of price, timeliness of delivery and product quality. The Company differentiates itself from the competition by meeting customer demands and by distinguishing itself as an innovator of new products.


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



BACKLOG:

Because the nature of the Company's business is custom products made to order with short lead times, backlogs are not generally material in any segment of the Company's operations except for IEEC and Marking Products. Backlogs in IEEC generally vary in the range of four to six months of sales. Backlogs in the Marking Products segment can vary in a range up to six weeks of sales.

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

ITEM 2.  PROPERTIES.

The principal properties of the Company are as follows (properties are owned by the Company except as noted):

Location                     Description of Property               Square Feet
--------                     -----------------------               -----------
Bronze:
  Pittsburgh, PA             Manufacturing / Division Offices         94,000
  Apopka, FL                 Manufacturing                            40,000
  Melbourne, Australia       Manufacturing                            26,000(1)
  Milton, Ontario, Canada    Manufacturing                            30,000
  Nashotah, WI               Sales                                     8,000(1)
  Searcy, AR                 Manufacturing                            84,000
  Seneca Falls, NY           Manufacturing                            21,000
  Sun City, CA               Manufacturing                            24,000

Graphics Systems:
  Pittsburgh, PA             Manufacturing / Division Offices         56,000
  Atlanta, GA                Manufacturing                            16,000
  Cranberry Twp., PA         Manufacturing                            15,000(1)
  Dallas, TX                 Manufacturing                            15,000(1)
  Denver, CO                 Manufacturing                            12,000(1)
  Escondido, CA              Manufacturing                             9,700(1)
  High Point, NC             Manufacturing                            34,700(1)
  LaPalma, CA                Manufacturing                            22,000
  Orlando, FL                Manufacturing                             2,000(1)
  Randolph, MA               Manufacturing                             2,500(1)
  St. Louis, MO              Manufacturing                            24,000

Marking Products:
  Pittsburgh, PA             Manufacturing / Division Offices         67,000
  Pittsburgh, PA             Ink Manufacturing                        18,000
  Gothenburg, Sweden         Manufacturing / Distribution             28,000(1)
  Pontoise, France           Distribution                              8,600(1)

Corporate Office:
  Pittsburgh, PA             General Offices                          48,000(2)


(1) These properties are leased by the Company under operating lease arrangements. Rent expense incurred by the Company for these facilities was approximately $806,000 in fiscal 1997.

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



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the Company's security holders during the fourth quarter of fiscal year 1997.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a)  Market Information:

The authorized common stock of the Company is divided into two classes consisting of Class A Common Stock, $1 par value, and Class B Common Stock, $1 par value. The Company's Class A Common Stock is traded on the NASDAQ National Market System. The following table sets forth the high, low and closing prices as reported by NASDAQ for the periods indicated:

                                               High        Low      Close
                                               ----        ---      -----
     Fiscal 1997:
     Quarter ended:  September 30, 1997       $41.25     $34.75    $39.75
                     June 30, 1997             35.50      28.875    35.50
                     March 31, 1997            31.00      28.25     30.50
                     December 31, 1996         30.75      27.75     29.25

     Fiscal 1996:
     Quarter ended:  September 30, 1996       $30.50     $27.125   $28.25
                     June 30, 1996             29.50      25.50     27.50
                     March 31, 1996            27.25      18.625    26.75
                     December 31, 1995         20.25      18.50     19.50


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

In fiscal 1996, the Company initiated a limited stock repurchase program authorizing the repurchase of up to 500,000 shares of Class A and Class B Common Stock. In March 1997, the Company announced a continuation of the program and authorized the repurchase of up to an additional 500,000 shares of Class A and Class B Common Stock. The original stock repurchase program initiated in fiscal 1996 has been completed. In conjunction with the fiscal 1996 buy-back program, the Company invoked the provisions of the Fifth Article of its Restated Articles of Incorporation. Such Article provides (among other things) that any shareholder wishing to sell or convert any Class B common shares must first offer such shares to the Company for redemption. The Company will then have an option to purchase such shares for a 24-hour period. Repurchased shares may be retained in treasury, utilized for acquisitions, or reissued to employees or other purchasers, subject to the restrictions of the Restated Articles of Incorporation.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS, continued.

(b)  Holders:

The number of registered holders of the Company's common stock at November 30, 1997 was as follows:
           Class A Common Stock                       454
           Class B Common Stock                       317


(c)  Dividends:

A quarterly dividend of $.085 per share was paid for the fourth quarter of fiscal 1997 to shareholders of record on October 31, 1997. The Company paid quarterly dividends of $.08 per share for the first three quarters of fiscal 1997 and the fourth quarter of fiscal 1996. The Company paid quarterly dividends of $.07 per share for the first three quarters of fiscal 1996.

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

ITEM 6.  SELECTED FINANCIAL DATA.

                                                       Years ended September 30,
                                  -------------------------------------------------------------------
                                     1997          1996(1)       1995          1994          1993(3)
                                  -----------   -----------   -----------   -----------   -----------
                                            (Not Covered by Independent Auditor's Report)
Net sales                        $189,168,640  $171,977,619  $166,747,781  $158,700,158  $151,094,305

Gross profit                       83,500,886    76,640,900    74,729,267    71,613,709    64,128,595

Interest expense                      337,375       131,364       104,820       309,939       594,513

Income before income taxes and
 cumulative effect of changes
 in accounting principles          32,297,897    33,522,616    25,079,263    23,705,257    16,574,586

Income taxes                       12,671,833    13,265,062     9,628,028     9,677,091     6,618,543
                                   ----------    ----------    ----------    ----------    ----------
Income before cumulative effect
 of changes in accounting
 principles                        19,626,064    20,257,554    15,451,235    14,028,166     9,956,043

Cumulative effect of changes
  in accounting principles (2)          -             -             -             -       (10,836,726)
                                   ----------    ----------    ----------    ----------    ----------
Net income (loss)                $ 19,626,064  $ 20,257,554  $ 15,451,235   $14,028,166  $   (880,683)
                                   ==========    ==========    ==========    ==========    ==========

Per common share:
  Income before cumulative
   effect of changes in
   accounting principles             $  2.28       $  2.28       $  1.75       $  1.56       $  1.07
  Net income (loss)                     2.28          2.28          1.75          1.56         ( .09)
  Cash dividends                         .325          .29           .25           .10           .03
Weighted average common
 shares outstanding                 8,597,036     8,890,912     8,850,350     8,982,353     9,312,105

Total assets                     $169,204,390  $153,411,709  $138,206,376  $120,683,005  $110,568,941
Long-term debt, noncurrent          2,151,413         -           270,092       745,616     6,133,340

(1)  Fiscal 1996 included after-tax income of $2.9 million ($.33 per share) which consisted of a gain on the sale of Sunland Memorial Park, Inc., the write-off of the remaining goodwill of Matthews
     Swedot AB and certain other non-operating charges.  See "Management's Discussion and Analysis of
     Financial Condition and Results of Operations."
(2)  Fiscal year 1993 includes the cumulative effect of changes in accounting for postretirement benefits and income taxes.
(3)  Fiscal year 1993 includes charges of $1.0 million relative to inventory write-offs and other adjustments, $800,000 for a change in the amortization period of goodwill for Matthews Swedot AB and $500,000 in connection with a public offering which did not occur during fiscal 1993.
     See "Management's Discussion and Analysis of Financial Condition and Results of Operations."
/TABLE

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the consolidated financial statements of the Company and related notes thereto. Also, see "Cautionary Statement Regarding Forward-looking Information" included in Part I of this Annual Report on Form 10-K.


RESULTS OF OPERATIONS:

The following table sets forth certain income statement data of the Company expressed as a percentage of net sales for the periods indicated and the percentage change in such income statement data from year to year.

                                       Years Ended
                                      September 30,           Percentage Change
                                 ----------------------       -----------------
                                                               1997-     1996-
                                 1997     1996     1995         1996      1995
                                 ----     ----     ----        -----     -----
Sales                           100.0%   100.0%   100.0%        10.0%      3.1%
Gross profit                     44.1     44.6     44.8          9.0       2.6
Operating profit                 16.3     15.6     14.7         15.4       9.5
Income before taxes              17.1     19.5     15.0         (3.7)     33.7
Net income                       10.4     11.8      9.3         (3.1)     31.1


Comparison of Fiscal 1997 and Fiscal 1996:

Sales for the year ended September 30, 1997 were $189.2 million and were $17.2 million, or 10.0%, higher than sales of $172.0 million for the year ended September 30, 1996. The increase for fiscal 1997 reflected higher sales in the Company's Bronze and Graphic Systems segments. Bronze segment sales were $96.4 million for fiscal 1997 representing an increase of $11.9 million, or 14%, over fiscal 1996. The increase primarily reflected higher volume of memorial products as well as sales by Industrial Equipment and Engineering Company, Inc. ("IEEC") of crematories and cremation-related products. Fiscal 1997 revenues of IEEC, which was acquired in March 1996, also included sales of All Crematory Corporation, which was acquired in August 1996. Sales for the Bronze segment increased over the prior year despite the absence of Sunland Memorial Park, Inc. which was sold in January 1996. Graphic Systems segment sales for the year ended September 30, 1997 were $57.8 million, representing an increase of $14.7 million, or 34%, over fiscal 1996. The sales growth over fiscal 1996 was primarily the result of acquisitions. On January 31, 1997, Matthews acquired a 50% interest in Tukaiz Litho, Inc. ("Tukaiz") and, on May 23, 1997, Matthews purchased 100% of the common stock of both Carolina Repro-Graphic and Dieworks, Inc. (collectively "Carolina"). For the year ended January 31, 1997, Tukaiz reported sales of $16.4 million and, for the year ended December 31, 1996, Carolina reported sales of $3.7 million. Marking Products sales for the year ended September 30, 1997 were $35.0 million representing a decrease of $9.4 million, or 21.1%, below fiscal 1996. The decrease in sales for Marking Products resulted from the sale of the segment's label printer application business in September 1996 and the Company's decision in September 1996 to liquidate its German subsidiary. The label printer application business had historically produced marginal results for the Company and the German subsidiary had accumulated significant losses during the past few years.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued.

Comparison of Fiscal 1997 and Fiscal 1996, continued:

Gross profit for the year ended September 30, 1997 was $83.5 million, or 44.1% of sales, compared to $76.6 million, or 44.6% of sales, for fiscal 1996. The increase in gross profit of $6.9 million, or 9.0%, was attributable to higher gross profits in the Bronze and Graphic Systems segments. Bronze gross profit improved 15% as a result of higher sales of bronze memorials and the additional sales related to the IEEC and All Crematory Corporation acquisitions. Bronze gross profit as a percent of sales improved slightly for the year as a result of the increased sales of memorial products. Gross profit for the Graphic Systems segment increased approximately 30% over fiscal 1996 as a result of the acquisitions of Tukaiz and Carolina. Graphic Systems gross profit as a percent of sales declined for the year principally due to lower margins on the sales of Tukaiz products. Marking Products gross profit declined 22% from fiscal 1996 as a result of lower sales. Marking Products gross profit as a percent of sales for fiscal 1997 remained relatively unchanged from fiscal 1996.

Selling and administrative expenses for the year ended September 30, 1997 were $52.6 million, representing an increase of $2.7 million, or 5.5%, over selling and administrative expenses of $49.9 million for fiscal 1996. Selling and administrative expenses for the Bronze segment increased over fiscal 1996 primarily reflecting the additions of IEEC and All Crematory Corporation. Graphic Systems expenses also increased for the year reflecting the acquisitions of Tukaiz and Carolina. These increases were partially offset by reductions in Marking Products selling and administrative costs due to the disposition of the label printer application business and the liquidation of the German subsidiary.

Operating profit for the year ended September 30, 1997 was $30.9 million and was $4.1 million, or 15.4%, higher than fiscal 1996 operating profit of $26.8 million. The increase in consolidated operating profit resulted from improvements in all three of the Company's business segments. Operating profit for the Bronze segment was $22.6 million for fiscal 1997 representing an increase of $2.5 million, or 12%, over fiscal 1996 operating profit of $20.1 million. The higher level of operating profit was due primarily to an increase in the segment's sales of memorial and cremation products. Graphic Systems operating profit was $5.5 million for the year ended September 30, 1997 representing an increase of $1.3 million, or 31%, over fiscal 1996. The increase over the prior year reflected the acquisitions of Tukaiz and Carolina. Operating profit for the Marking Products segment was $2.8 million for fiscal 1997 representing an increase of approximately $300,000, or 13%, over fiscal 1996. The segment's operating profit improvement was due principally to the absence of losses of the German subsidiary. Consolidated operating profit for the year ended September 30, 1997 also reflected the favorable impact of changes to the retiree medical plan which were approved by the Board of Directors in September 1996. These changes, which provide additional plan options while limiting future Company contributions to retiree benefits, reduced net periodic postretirement benefit cost from the prior year. This reduction was partially offset by costs associated with the Company's implementation of a 401(k) employee savings plan and related Company contributions.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued.

Comparison of Fiscal 1997 and Fiscal 1996, continued:

Investment income for the year ended September 30, 1997 was $2.5 million, representing a reduction of 5.4% from fiscal 1996 investment income of $2.6 million. The slight decrease principally reflected fluctuations in the average cash and investment position during the year as a result of the Company's stock repurchase program and recent acquisitions.

Interest expense for the year ended September 30, 1997 was $337,000, compared to $131,000 for fiscal 1996. The increase in interest expense for the current year reflected the capital lease obligations assumed in connection with the acquisition of Tukaiz in January 1997.

Other income (deductions), net for the year ended September 30, 1997 represented a net reduction to pre-tax income of $738,000 compared to a net increase of $4.3 million for fiscal 1996. Other deductions in fiscal 1997 included contributions of approximately $500,000 to the Jas. H. Matthews & Co. Educational and Charitable Trust. Other income for fiscal 1996 included a $9.4 million pre-tax gain on the sale of Sunland Memorial Park, Inc. This gain was partially offset by the write-off of the remaining goodwill with respect to the Company's investment in its Swedish subsidiary and a charge for certain other non-operating expenses during the period.

The Company's effective tax rate for the year ended September 30, 1997 was 39.2% compared to 39.6% for the year ended September 30, 1996. The decline from fiscal 1996 primarily reflected changes in the effect of foreign taxes and a tax benefit in connection with life insurance proceeds. The difference between the Company's effective tax rate and the Federal statutory rate of 35% primarily reflects the impact of state and foreign income taxes.


Comparison of Fiscal 1996 and Fiscal 1995:

Sales for the year ended September 30, 1996 were $172.0 million and were $5.3 million, or 3.1%, higher than sales of $166.7 million for the year ended September 30, 1995. The increase in fiscal 1996 principally resulted from higher sales in the Bronze segment, but also reflected slight increases in the Graphic Systems and Marking Products segments. Bronze segment sales for the year were up $4.5 million, or 5.6% over fiscal 1995 despite the sale of Sunland Memorial Park, Inc. ("Sunland") in January 1996. Sunland sales were 6.5% of the segment's total sales in fiscal 1995. Fiscal 1996 Bronze segment sales reflected increases in both price and unit volume as well as additional sales from IEEC which was acquired in March 1996, and All Crematory Corporation, which was acquired in August 1996. Sales for the Graphic Systems segment increased $700,000, or 1.7%, over fiscal 1995. Sales for this segment were adversely impacted from the postponement by many customers of printing plate purchases in an attempt to offset increased costs for linerboard. Marking Products segment sales for fiscal 1996 were up less than 1.0% over fiscal 1995. The segment's international sales increased 5% over the same period a year ago reflecting higher demand in Europe and Australia which more than offset a decline in North American sales volume.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued.

Comparison of Fiscal 1996 and Fiscal 1995, continued:

Gross profit for the year ended September 30, 1996 was $76.6 million, or 44.6% of sales, compared to $74.7 million, or 44.8% of sales, for the year ended September 30, 1995. The increase in gross profit of $1.9 million, or 2.6%, was attributable principally to higher gross profit in the Bronze segment. Bronze segment gross profit increased as a result of higher sales and its gross profit percentage improved slightly over the prior year. Graphic Systems gross profit improved slightly from the prior year also reflecting its higher sales for the year. Marking Products gross profit for year ended September 30, 1996 was approximately 2.0% lower than fiscal 1995 reflecting lower sales in North America and lower margins in Germany.

Selling and administrative expenses for the year ended September 30, 1996 were $49.9 million, representing a decrease of $400,000, less than one percent, from $50.3 million for the year ended September 30, 1995. The reduction in selling and administrative costs for fiscal 1996 reflected the absence of Sunland, which was sold in January 1996, and the discontinuance of the Company's Italian operations effective November 1, 1995. North American selling costs of the Marking Products segment also declined for the period on lower sales volume.
In addition, administrative costs were lower for the year as a result of several executive retirements and other management changes as well as management's cost control efforts. Higher sales and marketing costs in the Bronze and Graphic Systems segments and the selling and administrative costs of Industrial Equipment and Engineering Company, Inc. partially offset these declines.

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

Investment income for the year ended September 30, 1996 was $2.6 million compared to $1.6 million for fiscal 1995. The increase reflected the Company's higher cash and investment position during fiscal 1996 and a higher rate of return as a result of a change in the Company's investment strategies (see "Liquidity and Capital Resources").

Interest expense for the year ended September 30, 1996 was $131,000, compared to $105,000 for fiscal 1995. Interest expense principally related to the Company's capital lease obligations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued.

Comparison of Fiscal 1996 and Fiscal 1995, continued:

Other income (deductions), net for the year ended September 30, 1996 represented a net increase to pre-tax income of $4.3 million compared to a net reduction of $894,000 for fiscal 1995. Other income for fiscal 1996 primarily included a $9.4 million pre-tax gain on the sale of Sunland. This gain was partially offset by the write-off of the remaining goodwill ($2.3 million) with respect to the Company's investment in its Swedish subsidiary. Other deductions for fiscal 1996 also reflected certain other non-operating expenses which principally included estimated costs of $1.2 million associated with the liquidation of the Company's German subsidiary. In September 1996, the Company authorized the liquidation of its German subsidiary. The transaction had no impact on the Company's fiscal 1996 net income due to the tax benefits related to the write-off of an intercompany loan and investment.

The Company's effective tax rate for the year ended September 30, 1996 was 39.6%, compared to 38.4% for the year ended September 30, 1995. The higher effective tax rate for fiscal 1996 was primarily the result of the impact of the Company's foreign income tax position, primarily in Sweden, on the Company's consolidated tax position offset partially by the tax benefits related to the write-off of an intercompany loan and investment in connection with the liquidation of the Company's German subsidiary. The difference between the Company's effective tax rate and the Federal statutory rate of 35% primarily reflected the impact of state and foreign income taxes.


Comparison of Fiscal 1995 and Fiscal 1994:

Sales for the year ended September 30, 1995 were $166.7 million, representing an increase of $8.0 million, or 5.1%, over fiscal 1994 sales of $158.7 million. The increase from the prior year resulted from higher sales in the Company's Bronze and Marking Products segments. Bronze segment sales in fiscal 1995 increased $5.0 million, or 6.6%, over fiscal 1994 reflecting increases in selling price and unit volume. Bronze sales were higher in the United States and Australia reflecting increases in both memorial and architectural products. Sales in the Marking Products segment increased $3.7 million, or 9.2%, over fiscal 1994 resulting principally from an increase in international sales. The increase in international sales reflected higher demand, particularly in Germany and Australia. Sales in the Graphic Systems segment declined $665,000, or 1.6%, below fiscal 1994. During fiscal 1995, the Graphic Systems segment experienced a reduction in demand due the postponement by many customers of printing plate purchases in an attempt to offset increased linerboard costs.

Gross profit for the year ended September 30, 1995 was $74.7 million, or 44.8% of sales, compared to $71.6 million, or 45.1% of sales, for fiscal 1994. The increase of $3.1 million, or 4.4%, from the prior year related primarily to higher gross profit levels in the Bronze and Marking Products segments. The increase in the Bronze segment gross profit resulted from the segment's sales growth for the year, but was offset partially by higher material costs. The higher gross profit in the Marking Products segment resulted from an increase in international sales volume, more favorable product mix and reductions in various overhead costs. Graphic Systems gross profit and gross profit as a percent of sales declined from fiscal 1994 primarily due to a reduction in sales for the year.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued.

Comparison of Fiscal 1995 and Fiscal 1994, continued:

Selling and administrative expenses for the year ended September 30, 1995 were $50.3 million, or 30.1% of sales, compared to $47.7 million, or 30.0% of sales, in fiscal 1994. Selling expenses increased $1.4 million, or 4.6%, over fiscal 1994, proportionate with the higher sales for the year. Selling expenses for the year principally reflected higher marketing expenses and increased sales personnel costs in Australia and Europe for Marking Products. Administrative expenses increased $1.2 million, or 6.7%, over the prior year. The increase in administrative expenses primarily reflected normal growth in general and employee-related costs and an increase in research and development costs, principally in the Marking Products segment.

Operating profit for the year ended September 30, 1995 was $24.5 million, or 14.7% of sales compared to fiscal 1994 operating profit of $23.9 million, or 15.1% of sales. The operating profit increase of $549,000, or 2.3%, generally reflected higher sales in the Bronze and Marking Products segments offset by a decline in demand for printing plates of the Graphic Systems segment and higher bronze material costs.

Investment income for the year ended September 30, 1995 was $1.6 million compared to $626,000 for fiscal 1994. The increase from fiscal 1994 related primarily to an increase in the average cash position of the Company from the previous year as well as a higher rate of return.

Interest expense for the year ended September 30, 1995 was $105,000 compared to $310,000 for fiscal 1994. The decrease in interest expense was principally a result of the repayment of all amounts outstanding under the Term Loan Agreement during fiscal 1994.

Other income and deductions (net) for the year ended September 30, 1995 resulted in a net reduction in pre-tax income of $894,000 compared to a net reduction of $519,000 in fiscal 1994. Other deductions in fiscal 1995 reflected costs in connection with the liquidation of the Company's Italian subsidiary.

The Company's effective tax rate for the year ended September 30, 1995 was 38.4%, compared to 40.8% in fiscal 1994. The lower effective tax rate for fiscal 1995 was primarily the result of a reduction in the effect of foreign income taxes on the Company's consolidated tax position and favorable prior year federal income tax adjustments. The difference between the Company's effective tax rate and the federal statutory rate of 35% was principally the result of state and foreign income taxes.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued.

LIQUIDITY AND CAPITAL RESOURCES:

Cash flow from operations was $37.5 million for the year ended September 30, 1997, compared to $19.2 million for fiscal 1996 and $20.2 million for fiscal 1995. Operating cash flow for fiscal 1997 reflected the improvement in the Company's operating profit over the prior year in addition to the effect of changes in the various components of working capital, principally an increase in customer prepayments. Operating cash flow for the year ended September 30, 1996 resulted from the Company's net income of $20.3 million adjusted to exclude the effects of the pre-tax gain of $9.4 million of the sale of Sunland, the write-off of remaining $2.3 million goodwill of Matthews Swedot AB and estimated liquidation costs in connection with the Company's German subsidiary. Operating cash flow for fiscal 1995 primarily reflected the Company's net income of $15.5 million.

Cash used in investing activities was $7.7 million for the year ended
September 30, 1997, compared to $34.2 million for fiscal 1996 and $2.7 million for fiscal 1995. Investing activities for fiscal 1997 included the acquisitions of Tukaiz in January 1997 and Carolina in May 1997 (See "Acquisitions and Dispositions"). Fiscal 1997 investing activities also reflected net proceeds from investments of $5.1 million. Investing activities for the year ended September 30, 1996 included net investments of $36.8 million in short-term and intermediate-term securities of the U.S. government and its agencies and corporate obligations. The investments were designed to improve the rate of return on the Company's excess cash position while maintaining a sufficient degree of liquidity for future cash needs. Investing activities in fiscal 1996 also included the acquisitions of IEEC and All Crematory Corporation and the disposition of Sunland (See "Acquisitions and Dispositions"). In addition, fiscal 1996 investing activities included the acquisition (for $1.6 million cash and 19,286 shares of Matthews International Corporation Class A Common Stock) of 49% of the common stock of Applied Technology Developments, Ltd., a British manufacturer of impulse ink-jet printing equipment. Investing activities in fiscal 1995 included the sale of two of the Company's facilities. Two facilities of the Marking Products segment (one of the Company's Pittsburgh facilities and the Division's Canadian facility) were sold during the year and the related operations were consolidated into other facilities of the Company.

Capital expenditures were $6.2 million for the year ended September 30, 1997, compared to $5.4 million and $6.0 million for fiscal 1996 and 1995, respectively. Capital expenditures in the last three fiscal years reflected reinvestment in each of the Company's industry segments and were made primarily for the purchase of new manufacturing machinery, equipment and facilities designed to improve product quality, increase manufacturing efficiency, lower production costs and meet regulatory requirements. Capital expenditures for all three years were primarily financed through operating cash and the related assets are unencumbered. Capital spending for property, plant and equipment has averaged $5.8 million for the last three fiscal years. The capital budget for fiscal 1998 is $10.9 million. The Company expects to generate sufficient cash from operations to fund all anticipated capital spending projects.

Investing activities included collections on notes receivable from designated officers and employees for the purchase of the Company's common stock under the Employees' Stock Purchase Plan. Collections under such loans were $500,000, $1.4 million and $1.5 million in fiscal 1997, 1996 and 1995, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued.

LIQUIDITY AND CAPITAL RESOURCES, continued:
Cash used in financing activities for the year ended September 30, 1997 was $21.7 million, compared to $11.9 million in fiscal 1996 and $2.7 million in fiscal 1995. Financing activities in fiscal 1997 included net treasury stock purchases totaling $14.4 million, payments of $4.5 million on long-term debt and capital lease obligations assumed in the acquisition of Tukaiz, and dividends on common stock of $2.8 million. The Company paid dividends of $.085 per share for the fourth quarter and $.08 per share for each of the first three quarters of fiscal 1997.

In fiscal 1996, the Company initiated a limited stock repurchase program authorizing the repurchase of up to 500,000 shares of Class A and Class B Common Stock. In March 1997, the Company announced a continuation of the program and authorized the repurchase of up to an additional 500,000 shares of Class A and Class B Common Stock. The original stock repurchase program initiated in fiscal 1996 has been completed. In conjunction with the fiscal 1996 buy-back program, the Company invoked the provisions of the Fifth Article of its Restated Articles of Incorporation. Such Article provides (among other things) that any shareholder wishing to sell or convert any Class B common shares must first offer such shares to the Company for redemption. The Company will then have an option to purchase such shares for a 24-hour period. Repurchased shares may be retained in treasury, utilized for acquisitions, or reissued to employees or other purchasers, subject to the restrictions of the Restated Articles of Incorporation.

Cash used in financing activities for the year ended September 30, 1996 was $11.9 million principally reflecting net treasury stock purchases of $8.9 million and dividends on common stock of $2.6 million. The Company paid dividends of $.08 per share for the fourth quarter and $.07 per share for each of the first three quarters of fiscal 1996. Cash used in financing activities for fiscal 1995 primarily reflected dividends on common stock of $2.2 million. The Company paid dividends of $.07 per share for the fourth quarter and $.06 per share for each of the first three quarters of fiscal 1995.

The Company has a Revolving Credit and Term Loan Agreement. Under terms of the agreement, the Company may borrow principal amounts up to $10.0 million in the aggregate at various interest rate options approximating current market rates. The Revolving Credit and Term Loan Agreement requires the Company to maintain minimum levels of consolidated working capital and tangible net worth. At September 30, 1997, 1996 and 1995, no amounts were outstanding under this agreement.

The Company has a line of credit of $500,000 in Canadian dollars which provides for borrowings at the bank's prime interest rate. The Company has a foreign exchange line of credit of $200,000 for standby letters of credit to support performance guarantees. The Company also maintains a multi-currency line of credit with a bank for 6.0 million French francs. The multi-currency line of credit bears interest at various rates based on market as determined by the bank. Tukaiz has a line of credit of $1.5 million which bears interest at one-half percent over the bank's prime rate. Compensating balances of approximately $43,000 and $44,000 were maintained by the Company at September 30, 1997 and 1996, respectively, in connection with the various lines of credit. There were no borrowings outstanding on the various lines of credit at September 30, 1997 and 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued.

LIQUIDITY AND CAPITAL RESOURCES, continued:

Consolidated working capital of the Company was $31.0 million at September 30, 1997 compared to $30.8 million at September 30, 1996. Consolidated working capital was $56.3 million at September 30, 1995. Cash and cash equivalents were $20.0 million at September 30, 1997 compared to $12.4 million at September 30, 1996 and $39.2 million at September 30, 1995. The Company's current ratio at September 30, 1997 was 1.9, compared to 2.2 and 3.5 at September 30, 1996 and 1995, respectively. The reductions in working capital, cash and cash equivalents and current ratio from fiscal 1995 reflected the Company's investments in longer-term securities.


ACQUISITIONS AND DISPOSITIONS:

On January 31, 1997, Matthews International Corporation acquired 50% of Tukaiz Litho, Inc. ("Tukaiz"), a pre-press and pre-media firm headquartered in Franklin Park, Illinois. A pre-press firm prepares art or digital files for printing or reproduction. The remaining 50% will continue to be owned by the existing president and chief executive officer of Tukaiz. The transaction was structured as an asset purchase with the purchase price consisting of
$4.0 million cash and the assumption of a 50% interest, approximately
$4.0 million, in certain of the liabilities of Tukaiz. The parties each contributed their respective 50% interests into a newly-formed Illinois limited liability company, Tukaiz Communications, L.L.C. Matthews also provided the
new company with subordinated convertible debt of $5.5 million.   Matthews has
accounted for this acquisition using the purchase method and, accordingly, has recorded the acquired assets and liabilities at their estimated fair values at the date of acquisition. The excess of the purchase price over the fair value of the net assets was recorded as goodwill to be amortized on a straight-line basis over 25 years. Tukaiz reported sales of $16.4 million for the year ended January 31, 1997. The accounts of Tukaiz have been included in the consolidated financial statements of Matthews. The combination of the Company's Graphic Systems business and Tukaiz is designed to create a leader in the graphics industry, providing a unique array of pre-press and pre-media services to ad agencies, manufacturers, printers and publishers. These services include creative design, audio, video, animation, multimedia, digital photography, web site service and on-demand digital printing.

On May 23, 1997, Matthews acquired for $2.4 million cash the common stock of both Carolina Repro-Graphic and Dieworks, Inc., manufacturers of pre-press services, flexible printing plates and steel rule cutting dies, located in North Carolina. The acquisitions are expected to increase Matthews' market share for these products in the southeast region of the United States. Matthews has accounted for these acquisitions using the purchase method and, accordingly, has recorded the acquired assets and liabilities at their estimated fair values at the acquisition date. The excess of the purchase price over the fair value of the net assets was recorded as goodwill to be amortized on a straight-line basis over 25 years. Combined sales for Carolina Repro-Graphic and Dieworks, Inc. were approximately $3.7 million for the year ended December 31, 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued.

ACQUISITIONS AND DISPOSITIONS, continued:

On March 25, 1996, Matthews International Corporation acquired Industrial Equipment and Engineering Company, Inc., a Florida corporation ("IEEC"), for 213,862 shares of Matthews Class A Common Stock (valued at $5.4 million) and $3.6 million cash. The Company has accounted for this acquisition using the purchase method and, accordingly, has recorded the acquired assets and liabilities at their estimated fair values at the date of acquisition. The excess of the purchase price over the fair value of the net assets was recorded as goodwill to be amortized on a straight-line basis over 20 years. Sales of IEEC for the year ended December 31, 1995 were $7.5 million. On August 1, 1996, IEEC acquired for cash substantially all of the assets and certain of the liabilities of All Crematory Corporation. The total purchase price, including the assumption of liabilities, was $2.0 million. Sales of All Crematory Corporation for the year ended September 30, 1995 were $3.4 million. These acquisitions provide Matthews International Corporation with the opportunity to further participate in the increasing world-wide trend of cremation and expand its range of products and services to the deathcare industry.

On January 5, 1996, Matthews International Corporation sold for $13.1 million cash its cemetery and mortuary facility (Sunland Memorial Park, Inc.) in Sun City, Arizona to Service Corporation International. Matthews recorded a pre-tax gain in the fiscal 1996 second quarter of $9.4 million on the sale which was recorded in other income. Sunland Memorial Park, Inc., which was purchased in 1982, was the only such facility owned by the Company. The facility had sales in fiscal 1995 of approximately $5.0 million, representing about 3 percent of the consolidated sales of the Company.

In September 1996, the Company authorized the liquidation of its German subsidiary and recorded a pre-tax charge to other expense of $1.2 million in connection with the transaction. The transaction had no impact on the Company's fiscal 1996 net income due to the tax benefits related to the write-off of an intercompany loan and investment. The German subsidiary had sales of $4.2 million with an operating loss of approximately $1.0 million in fiscal 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued.

SUBSEQUENT EVENTS:

On October 1, 1997, the Company acquired for $480,000 cash the assets of Western Plasti-Type Co. ("Western"). On November 4, 1997, the Company acquired the common stock of Allied Reprographics, Inc. ("Allied") for $700,000 cash. Both Western and Allied are printing plate manufacturers located in Denver, Colorado. On November 3, 1997, the Company acquired for $1.4 million cash the assets of Palomar Packaging ("Palomar"), a manufacturer of printing plates and steel-rule cutting dies, located near San Diego, California. An additional amount up to $880,000 may be payable for Palomar during the five-year period from the acquisition date contingent on the attainment of certain operating performance levels. The acquisitions of Western and Allied are designed to provide Matthews with a presence in the Colorado and surrounding markets which were not previously served by the Company. The acquisition of Palomar is designed to increase Matthews' presence in the growing marketplace for packaged products in southern California and northern Mexico. The Company will account for these acquisitions using the purchase method and, accordingly, record the acquired assets and liabilities at their estimated fair values at the acquisition date. The excess of the purchase price over the fair value of the net assets will be recorded as goodwill to be amortized on a straight-line basis over 25 years.


FASB PRONOUNCEMENTS:

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." The pronouncement establishes standards for computing and presenting earnings per share. SFAS No. 128 replaces the presentation of primary earnings per share with basic earnings per share and requires dual presentation of basic and diluted earnings per share on the face of the income statement. Computations of basic and diluted earnings per share for the Company will not differ materially from the current computations of primary and fully-diluted earnings per share. The required dual presentation of basic and diluted earnings per share will be adopted by the Company for the quarter ended December 31, 1997.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The pronouncement establishes standards for reporting information about operating segments of an enterprise. The pronouncement requires the disclosure of selected segment information in interim financial reports. SFAS No. 131 will not impact the current presentation of the Company's segment information. The interim presentation requirement of the pronouncement will be adopted by the Company in the first quarter of fiscal 1999.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


Description                                                               Pages
-----------                                                               -----

Report of Independent Accountants                                           26

Consolidated Balance Sheet                                                27-28

Consolidated Statement of Income                                            29

Consolidated Statement of Shareholders' Equity                              30

Consolidated Statement of Cash Flows                                        31

Notes to Consolidated Financial Statements                                32-51

Supplementary Financial Information                                         52

                       REPORT OF INDEPENDENT ACCOUNTANTS






To the Shareholders and
  Board of Directors of
  Matthews International Corporation:

We have audited the accompanying consolidated balance sheet of Matthews International Corporation and subsidiaries as of September 30, 1997 and 1996, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended September 30, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Matthews International Corporation and subsidiaries as of September 30, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 1997, in conformity with generally accepted accounting principles.





                                                      COOPERS & LYBRAND L.L.P.


Pittsburgh, Pennsylvania
November 20, 1997

                 MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEET
                             September 30, 1997 and 1996
                                     ----------

ASSETS                                                         1997            1996
                                                               ----            ----
Current assets:
  Cash and cash equivalents                               $ 19,958,712    $ 12,418,718
  Short-term investments                                     3,090,507       3,079,084
  Accounts receivable                                       30,054,396      26,158,666
  Inventories (Note 3)                                      11,766,205      11,973,194
  Deferred income taxes                                        865,082         886,450
  Other current assets                                       1,354,549       1,244,106
                                                            ----------      ----------
    Total current assets                                    67,089,451      55,760,218



Investments (Note 4)                                        30,771,594      35,333,326



Property, plant and equipment, net (Note 5)                 42,483,743      37,322,773



Deferred income taxes (Note 11)                              6,160,927       6,477,022



Other assets                                                 6,155,554       7,092,783



Goodwill, net of accumulated amortization of
  $2,429,697 and $1,763,003, respectively (Note 2)          16,543,121      11,425,587
                                                           -----------     -----------


                                                          $169,204,390    $153,411,709
                                                           ===========     ===========

The accompanying notes are an integral part of these consolidated financial statements.
/TABLE

                 MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEET, continued
                             September 30, 1997 and 1996
                                     ----------

LIABILITIES AND SHAREHOLDERS' EQUITY                           1997            1996
                                                               ----            ----
Current liabilities:
  Long-term debt, current maturities                      $    850,533    $    270,092
  Trade accounts payable                                     5,854,582       6,049,732
  Accrued compensation                                       4,505,358       2,234,233
  Accrued vacation pay                                       3,198,676       2,722,521
  Profit distribution to employees                           3,540,965       3,579,467
  Accrued income taxes                                       2,999,511         963,886
  Customer prepayments                                       8,892,467       3,069,904
  Postretirement benefits, current portion                     626,925         945,933
  Other current liabilities                                  5,578,066       5,075,162
                                                            ----------      ----------
    Total current liabilities                               36,047,083      24,910,930

Long-term debt (Note 6)                                      2,151,413           -

Estimated finishing costs                                    3,309,098       2,954,299

Postretirement benefits other than pensions (Note 10)       20,676,282      21,005,067

Other liabilities                                            2,854,439       2,082,370

Commitments and contingent liabilities (Note 12)

Shareholders' equity (Notes 2, 7 and 8):
  Common stock:
    Class A, $1.00 par value, authorized 70,000,000
      shares, 6,884,859 and 6,039,542 shares issued
      at September 30, 1997 and 1996, respectively           6,884,859       6,039,542
    Class B, $1.00 par value, authorized 30,000,000
      shares, 2,198,639 and 3,043,956 shares issued
      at September 30, 1997 and 1996, respectively           2,198,639       3,043,956
  Preferred stock, $100 par value, authorized 10,000
    shares, none issued                                          -               -
  Additional paid-in capital                                 6,688,414       7,466,009
  Retained earnings                                        115,179,462      98,367,657
  Other shareholders' equity                                (4,346,430)     (3,651,299)
  Treasury stock, at cost, 713,283 and 318,918 shares
   at September 30, 1997 and 1996, respectively            (22,438,869)     (8,806,822)
                                                           -----------     -----------
  Total shareholders' equity                               104,166,075     102,459,043
                                                           -----------     -----------

                                                          $169,204,390    $153,411,709
                                                           ===========     ===========

The accompanying notes are an integral part of these consolidated financial statements.

                  MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED STATEMENT OF INCOME
                 for the years ended September 30, 1997, 1996 and 1995
                                      ----------

                                                 1997           1996           1995
                                                 ----           ----           ----
Sales                                       $189,168,640   $171,977,619   $166,747,781
Cost of goods sold                           105,667,754     95,336,719     92,018,514
                                             -----------    -----------    -----------
  Gross profit                                83,500,886     76,640,900     74,729,267

Selling expense                               31,651,446     31,495,111     31,146,043
Administrative expense                        20,962,045     18,374,409     19,125,520
                                             -----------    -----------    -----------
  Operating profit                            30,887,395     26,771,380     24,457,704

Investment income                              2,486,357      2,628,747      1,620,038
Interest expense                                (337,375)      (131,364)      (104,820)
Other income (deductions), net                  (738,480)     4,253,853       (893,659)
                                             -----------    -----------    -----------

Income before income taxes                    32,297,897     33,522,616     25,079,263

Income taxes (Note 11)                        12,671,833     13,265,062      9,628,028
                                             -----------    -----------    -----------

Net income                                  $ 19,626,064   $ 20,257,554   $ 15,451,235
                                             ===========    ===========    ===========


Earnings per share (Note 2)                     $ 2.28         $ 2.28         $ 1.75
                                                  ====           ====           ====

Weighted average number of common
  shares outstanding                           8,597,036      8,890,912      8,850,350
                                               =========      =========      =========

The accompanying notes are an integral part of these consolidated financial statements.
/TABLE

                                MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                               for the years ended September 30, 1997, 1996 and 1995
                                                    ----------

                                       Common     Additional                   Other
                                        Stock       Paid-in      Retained   Shareholders'   Treasury
                                      (Note 7)      Capital      Earnings      Equity         Stock         Total
                                      ---------   ----------   -----------  -----------   -----------    ----------
Balance, September 30, 1994          $8,850,350  $ 1,844,092  $ 67,451,034  $(6,782,208) $      -      $ 71,363,268

Net income                                -            -        15,451,235        -             -        15,451,235
Dividends, $.25 per share                 -            -        (2,212,063)       -             -        (2,212,063)
Other changes, net                        -            -             -        2,195,964         -         2,195,964
                                      ---------   ----------   -----------    ---------    ----------    ----------
Balance, September 30, 1995           8,850,350    1,844,092    80,690,206   (4,586,244)        -        86,798,404

Net income                                -            -        20,257,554        -             -        20,257,554
Treasury stock transactions:
 Purchase of 335,732 shares               -            -             -            -        (9,247,272)   (9,247,272)
 Sale of 5,000 shares                     -            1,769         -            -           106,200       107,969
 Issuance of 11,814 shares under
  stock plans (Note 8)                    -          (74,695)        -            -           334,250       259,555
Issuance of 233,148 shares for
 acquisitions (Notes 4 and 15)          233,148    5,694,843         -            -             -         5,927,991
Dividends, $.29 per share                 -            -        (2,580,103)       -             -        (2,580,103)
Other changes, net                        -            -             -          934,945         -           934,945
                                      ---------   ----------   -----------    ---------    ----------   -----------
Balance, September 30, 1996           9,083,498    7,466,009    98,367,657   (3,651,299)   (8,806,822)  102,459,043

Net income                                -            -        19,626,064        -             -        19,626,064
Treasury stock transactions:
 Purchase of 515,009 shares               -            -             -            -       (17,189,821)  (17,189,821)
 Issuance of 120,644 shares
  under stock plans (Note 8)              -         (777,595)        -            -         3,557,774     2,780,179
Dividends, $.325 per share                -            -        (2,814,259)       -             -        (2,814,259)
Other changes, net                        -            -             -         (695,131)        -          (695,131)
                                      ---------   ----------   -----------    ---------    ----------   -----------
Balance, September 30, 1997          $9,083,498  $ 6,688,414  $115,179,462  $(4,346,430) $(22,438,869) $104,166,075
                                      =========   ==========   ===========    =========    ==========   ===========


                     The accompanying notes are an integral part of these consolidated financial statements.
/TABLE

                      MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED STATEMENT OF CASH FLOWS
                     for the years ended September 30, 1997, 1996 and 1995
                                          ----------

                                                            1997          1996          1995
                                                            ----          ----          ----
Cash flows from operating activities:
 Net income                                             $19,626,064   $20,257,554   $15,451,235
 Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization                           6,047,085     7,334,669     4,887,122
  Change in deferred taxes                                   80,349      (558,999)   (1,313,280)
  Net change in certain working capital items (Note 13)  10,050,004     2,301,488      (597,897)
  (Increase) decrease in other non-current assets         1,125,185    (1,378,517)     (393,667)
  Increase in estimated finishing and cemetery costs        354,799       156,284       230,363
  Increase (decrease) in other liabilities                  877,767      (287,921)       23,228
  Increase (decrease) in postretirement benefits           (647,793)      894,131     1,373,095
  (Gain) loss on sale of property, plant and equipment      192,529       (80,686)       43,170
  Gain on sale of subsidiary                                  -        (9,409,058)        -
  Net (gain) loss on investments                             50,164       (33,756)        -
  Effect of exchange rate changes on operations            (219,407)      (10,517)      486,135
                                                         ----------    ----------    ----------
   Net cash provided by operating activities             37,536,746    19,184,672    20,189,504
                                                         ----------    ----------    ----------
Cash flows from investing activities:
 Acquisitions of property, plant and equipment           (6,164,630)   (5,378,053)   (5,976,264)
 Proceeds from sales of property, plant and equipment       574,029       472,697     1,736,869
 Acquisitions, net of cash acquired                      (7,766,275)   (5,182,055)        -
 Proceeds from sale of subsidiary                             -        13,070,853         -
 Investments                                             (4,018,535)  (43,735,439)        -
 Proceeds from disposition of investments                 9,146,833     5,225,068         -
 Collections on loans to officers and employees             491,623     1,361,769     1,520,011
                                                         ----------    ----------    ----------
   Net cash used in investing activities                 (7,736,955)  (34,165,160)   (2,719,384)
                                                         ----------    ----------    ----------
Cash flows from financing activities:
 Payments on long-term debt                              (4,474,258)     (433,465)     (465,322)
 Proceeds from the sale of treasury stock                 2,780,179       367,524         -
 Purchases of treasury stock                            (17,189,821)   (9,247,272)        -
 Dividends                                               (2,814,259)   (2,580,103)   (2,212,063)
                                                         ----------    ----------    ----------
   Net cash used in financing activities                (21,698,159)  (11,893,316)   (2,677,385)
                                                         ----------    ----------    ----------
Effect of exchange rate changes on cash                    (561,638)       88,512       146,308
                                                         ----------    ----------    ----------
Net increase (decrease) in cash and cash equivalents      7,539,994   (26,785,292)   14,939,043
Cash and cash equivalents at beginning of year           12,418,718    39,204,010    24,264,967
                                                         ----------    ----------    ----------
Cash and cash equivalents at end of year                $19,958,712   $12,418,718   $39,204,010
                                                         ==========    ==========    ==========
Cash paid during the year for:
  Interest                                              $   337,375   $   131,364   $   104,820
  Income taxes                                           10,458,745    13,523,856    11,023,880
    The accompanying notes are an integral part of these consolidated financial statements.
/TABLE

              MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  ----------


1.    NATURE OF OPERATIONS:

Matthews International Corporation, founded in 1850 and incorporated in Pennsylvania in 1902, is a designer, manufacturer and marketer principally of custom-made products which are used to identify people, places, products and events. The Company's products and operations are comprised of three business segments: Bronze, Graphic Systems and Marking Products. The Bronze segment is a leading manufacturer of cast bronze memorial products, crematories and cremation-related products. The Graphic Systems segment manufactures and provides printing plates, pre-press services and imaging systems for the corrugated and the flexible packaging industries. The Marking Products segment designs, manufactures and distributes marking equipment and consumables used by customers for identifying various consumer and industrial products and containers.

Matthews International Corporation has sales and manufacturing facilities in the United States, Canada, Australia and Sweden as well as sales and distribution operations in France and the United Kingdom.



2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation:

The consolidated financial statements include all foreign and domestic subsidiaries. The consolidated financial statements also include the accounts of the Company's 50%-owned affiliate, Tukaiz Communications, L.L.C. (See
Note 15).  All intercompany accounts and transactions have been eliminated.


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


Cash and Cash Equivalents:

For purposes of the consolidated statement of cash flows, the Company considers all investments purchased with a remaining maturity of three months or less to be cash equivalents. The carrying amount of cash and cash equivalents approximates fair value due to the short-term maturities of these instruments. At September 30, 1997, a significant portion of the Company's cash and cash equivalents were invested with one financial institution.

                                  ----------


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued:

Foreign Currency:

Balance sheet accounts for foreign subsidiaries are translated into U.S. dollars at current exchange rates in effect at the consolidated balance sheet date. Gains or losses that result from this process are recorded in other shareholders' equity. The cumulative translation adjustment at September 30, 1997 and 1996 was a reduction in shareholders' equity of $3,148,584 and $1,741,116, respectively. The revenue and expense accounts of foreign subsidiaries are translated into U.S. dollars at the average exchange rates that prevailed during the period.


Inventories:

Inventories are stated at the lower of cost or market with cost generally determined under the average cost method.


Property, Plant and Equipment:

Property, plant and equipment are carried at cost. Depreciation of machinery and equipment is computed primarily on the straight-line method. Depreciation of buildings is computed using both straight-line and declining balance methods. Gains or losses from the disposition of assets are generally included in other income or other deductions from income. The cost of maintenance and repairs is charged against income as incurred. Renewals and betterments of a nature considered to extend the useful lives of the assets are capitalized.


Goodwill:

Goodwill, which represents the excess of cost over the estimated fair value of net assets of acquired businesses, is amortized using the straight-line method over periods ranging from 10 to 25 years. Management periodically evaluates the net realizable value of goodwill and, based on such analysis, goodwill will be reduced if considered necessary. During the second quarter of fiscal 1996, the Company wrote off the remaining goodwill ($2,288,000) of its subsidiary, Matthews Swedot AB.


Estimated Finishing Costs and Estimated Cemetery Costs:

Estimated costs for finishing have been provided for bronze memorials, vases and granite bases which have been manufactured, sold to customers and placed in storage for future delivery. Estimated cemetery costs represented current costs of providing various cemetery-related products and services sold to customers on a pre-need basis. The Company's cemetery, Sunland Memorial Park, Inc., was sold in January 1996 (See Note 15).

                                  ----------


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued:

Treasury Stock:

Treasury stock is carried at cost. The cost of treasury shares sold is determined under the average cost method. At September 30, 1997, treasury stock consisted of 398,685 shares of Class A Common Stock and 314,598 shares of Class B Common Stock. At September 30, 1996, treasury stock consisted of 241,634 shares of Class A Common Stock and 77,284 shares of Class B Common Stock. No treasury shares were held at September 30, 1995.


Income Taxes:

Deferred tax liabilities and assets are provided for the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse. Deferred income taxes for U.S. tax purposes have not been provided on the undistributed earnings of foreign subsidiaries, as such earnings are considered to be reinvested indefinitely. At September 30, 1997, undistributed earnings for which deferred U.S. income taxes have not been provided approximated $4,000,000. Determination of the amount of unrecognized U.S. deferred tax liability on these unremitted earnings is not practical as any taxes paid upon distribution to the Company would be offset, at least in part, by foreign tax credits under U.S. tax regulations.


Research and Development Expenses:

Research and development costs are expensed as incurred and approximated $1,814,000, $1,997,000 and $2,138,000 for the years ended September 30, 1997,
1996 and 1995, respectively.


Earnings Per Share:

Earnings per share is computed based on the weighted average number of shares of common stock outstanding during the year.


Revenue Recognition:

Revenues of the Company are generally recognized at the time of product shipment. Pre-need sales of cemetery lots, mausoleum spaces and cemetery products (e.g., memorials and vaults) and services were primarily made through installment contracts with terms generally not exceeding 60 months. Revenues and costs were recognized on the installment basis over the contract period. The costs to provide cemetery products sold but uncompleted were reflected as estimated cemetery costs. The Company's cemetery, Sunland Memorial Park, Inc., was sold in January 1996 (See Note 15).

                                  ----------


3.  INVENTORIES:

Inventories at September 30 consisted of the following:
                                                        1997           1996
                                                        ----           ----

Materials and finished goods                        $10,482,503    $10,424,521
Labor and overhead in process                           803,815        879,593
Supplies                                                479,887        669,080
                                                     ----------     ----------
                                                    $11,766,205    $11,973,194
                                                     ==========     ==========


4.  INVESTMENTS:

The following investment securities are classified as available-for-sale and are recorded at estimated market value at the consolidated balance sheet date. Short-term investments consist of securities with purchased maturities of over three months but less than one year. Accrued interest on all investment securities, including purchased interest, is also classified with short-term investments. Investments classified as non-current consist of securities with purchased maturities intended to range from one to five years.

Unrealized gains and losses on investment securities, including related deferred taxes, are reflected in other shareholders' equity. Realized gains and losses are based on the specific identification method and are recorded in investment income. Realized losses for fiscal 1997 and 1996 were $94,683 and $38,802, respectively. Bond premiums and discounts are amortized on the straight-line method which does not significantly differ from the interest method.

                            Book Value      Gross        Gross
                            (Amortized   Unrealized   Unrealized     Market
                               Cost)        Gains       Losses        Value
                            ----------   ----------   ----------    ---------
September 30, 1997:
------------------
Short-term investments:
  Corporate obligations    $ 2,600,000    $    -       $    -     $ 2,600,000
  Other                        490,507         -            -         490,507
                            ----------      ------      -------    ----------
  Total                    $ 3,090,507    $    -       $    -     $ 3,090,507
                            ==========      ======      =======    ==========
Investments:
  U.S. government and
    its agencies           $14,002,207    $ 26,417     $ 77,577   $13,951,047
  Corporate obligations     14,293,361       4,354       87,195    14,210,520
  Other                         23,105         -            -          23,105
                            ----------      ------      -------    ----------
  Total                    $28,318,673    $ 30,771     $164,772   $28,184,672
                            ==========      ======      =======    ==========

                                  ----------


4.  INVESTMENTS, continued:

                            Book Value      Gross        Gross
                            (Amortized   Unrealized   Unrealized     Market
                               Cost)        Gains       Losses        Value
                            ----------   ----------   ----------    ---------
September 30, 1996:
------------------
Short-term investments:
  U.S. government and
    its agencies           $ 1,499,957    $    343     $    -     $ 1,500,300
  Corporate obligations      1,100,000         -            -       1,100,000
  Other                        478,784         -            -         478,784
                            ----------      ------      -------    ----------
  Total                    $ 3,078,741    $    343     $    -     $ 3,079,084
                            ==========      ======      =======    ==========
Investments:
  U.S. government and
    its agencies           $14,502,942    $    -       $375,532   $14,127,410
  Corporate obligations     19,121,106         -        324,246    18,796,860
  Other                        189,454         -            -         189,454
                            ----------      ------      -------    ----------
  Total                    $33,813,502    $    -       $699,778   $33,113,724
                            ==========      ======      =======    ==========

In fiscal 1996, the Company acquired for $1,596,688 cash and 19,286 shares of Class A Common Stock (valued at $527,975), 49% of the common stock of Applied Technology Developments, Ltd. (ATD), a British manufacturer of impulse ink-jet printing equipment. The investment has been recorded under the equity method of accounting. The Company's investment in ATD at September 30, 1997 and 1996 was $2,326,840 and $2,219,602, respectively. In addition, the Company acquired during fiscal 1997 minority interests (less than 20% each) in several foreign marking products distributors. These investments totaled $260,082 at September 30, 1997 and have been recorded under the cost method of accounting.


5.  PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment and the related accumulated depreciation at September 30 were as follows:
                                                        1997           1996
                                                        ----           ----
Buildings                                           $21,496,235    $20,373,634
Machinery and equipment                              46,977,825     37,817,758
                                                     ----------     ----------
                                                     68,474,060     58,191,392
Less accumulated depreciation                        29,747,385     26,169,878
                                                     ----------     ----------
                                                     38,726,675     32,021,514
Land                                                  3,041,981      3,117,945
Construction in progress                                715,087      2,183,314
                                                     ----------     ----------
                                                    $42,483,743    $37,322,773
                                                     ==========     ==========

                                  ----------


6.  LONG-TERM DEBT:

The Company has a Revolving Credit and Term Loan Agreement. Under terms of the agreement, the Company may borrow principal amounts up to $10,000,000 in the aggregate at various interest rate options approximating current market rates. The Revolving Credit and Term Loan Agreement requires the Company to maintain minimum levels of consolidated working capital and tangible net worth. At September 30, 1997 and 1996, no amounts were outstanding under this agreement.

Long-term debt at September 30, 1997 and 1996 of $3,001,946 and $270,092, respectively, (which included $850,533 and $270,092, respectively, classified as long-term debt, current maturities) consisted of obligations under capital lease agreements. In connection with the acquisition of Tukaiz Litho, Inc. (see Note 15), the Company assumed bank debt and capital lease obligations on certain equipment of $1,949,994 and $4,486,750, respectively. The bank debt was immediately repaid in full. The capital lease agreements expire within five years and provide for renewal or purchase options. Future minimum lease payments under these leases are as follows:

     1998                                            $1,144,213
     1999                                               977,366
     2000                                               774,847
     2001                                               572,070
     2002                                               256,744
                                                      ---------
                                                      3,725,240
     Less amount representing interest                  723,294
                                                      ---------
                                                     $3,001,946
                                                      =========

Assets under capital leases are depreciated by the straight-line method over the estimated useful lives of the assets. Cost and accumulated amortization of assets under capital leases were $2,799,328 and $312,708, respectively, at September 30, 1997 and $2,073,290 and $1,629,057, respectively, at
September 30, 1996.

The Company has a line of credit of $500,000 in Canadian dollars which provides for borrowings at the bank's prime interest rate. The Company has a foreign exchange line of credit of $200,000 for standby letters of credit to support performance guarantees. The Company also maintains a multi-currency line of credit with a bank for 6,000,000 French francs. The multi-currency line of credit bears interest at various rates based on market as determined by the bank. Tukaiz has a line of credit of $1,500,000 which bears interest at one-half percent over the bank's prime rate. Compensating balances of approximately $43,000 and $44,000 were maintained by the Company at September 30, 1997 and 1996, respectively, in connection with the various lines of credit. There were no borrowings outstanding on the various lines of credit at September 30, 1997 and 1996.

                                  ----------


7.  SHAREHOLDERS' EQUITY:

The authorized common stock of the Company consists of 100,000,000 shares, divided into two classes: Class A Common Stock, 70,000,000 shares, $1 par value, and Class B Common Stock, 30,000,000 shares, $1 par value. Shares of Class A Common Stock have one vote per share and are freely transferable subject to applicable securities laws. Shares of Class B Common Stock have ten votes per share and are only transferable by a shareholder to the Company or to an active employee of the Company. The Company may, at its discretion, purchase such shares at the fair market value per share of the Company's
Class A Common Stock or permit shareholders to tender such shares to the Company in exchange for an equal number of shares of Class A Common Stock. For the fiscal years ended September 30, 1997, 1996 and 1995, 845,317, 1,796,641 and 2,629,753 shares, respectively, of Class B Common Stock were exchanged for an equal number of shares of Class A Common Stock.

In fiscal 1996, the Company initiated a limited stock repurchase program authorizing the repurchase of up to 500,000 shares of Class A and Class B Common Stock. In March 1997, the Company announced a continuation of the program and authorized the repurchase of up to an additional 500,000 shares of Class A and Class B Common Stock. The original stock repurchase program initiated in fiscal 1996 has been completed. In conjunction with the fiscal 1996 buy-back program, the Company invoked the provisions of the Fifth Article of its Restated Articles of Incorporation. Such Article provides (among other things) that any shareholder wishing to sell or convert any Class B common shares must first offer such shares to the Company for redemption. The Company will then have an option to purchase such shares for a 24-hour period. Repurchased shares may be retained in treasury, utilized for acquisitions, or reissued to employees or other purchasers, subject to the restrictions of the Restated Articles of Incorporation.

Other shareholders' equity also includes notes receivable from officers and employees which arise from purchases of common stock by designated officers and employees under the Employees' Stock Purchase Plan. At September 30, 1997 and 1996, notes receivable of $912,060 and $1,403,683, respectively, were outstanding which included $559,800 and $812,708, respectively, due from officers. Each note bears interest at 6.5% per annum and is due five years from the date of its execution, which period may be, and in some instances has been, extended by the Executive Committee. There are 255,600 shares of the Company's Class B Common Stock owned by borrowers pledged as collateral on the notes as of September 30, 1997.


8.  STOCK PLANS:

The Company has a stock incentive plan which provides for the grant of incentive stock options, nonstatutory stock options and restricted share awards. The plan is administered by the Compensation Committee of the Board of Directors. The aggregate number of shares of the Company's common stock which may be issued upon exercise of the stock options and pursuant to the restricted share awards under the stock incentive plan was increased in fiscal 1997 to 1,100,000 shares from 600,000 shares in fiscal 1996. The option price for each stock option which may be granted under the plan may not be less than the fair market value of the Company's common stock on the date of grant.

                                  ----------

8.  STOCK PLANS, continued:

Outstanding stock options are exercisable in various share amounts based on the attainment of certain market value levels of Class A Common Stock but, in the absence of such events, are exercisable in full for a one-week period beginning five years from the date of grant. In addition, options granted after September 30, 1996 vest in one-third increments after three, four and five years, respectively, from the grant date (but, in any event, not until the attainment of the certain market value levels described above). The options are not exercisable within six months from the date of grant and expire on the earlier of ten years from the date of grant, upon employment termination, or within specified time limits following voluntary employment termination (with the consent of the Company), retirement or death.

In October 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." The pronouncement establishes a fair value based method of accounting for stock-based compensation plans. The pronouncement allows an entity to continue to measure those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." The Company has elected to continue its accounting under APB Opinion No. 25. If compensation cost had been determined under SFAS No. 123, the Company's net income and earnings per share would have been as follows:
                                                       1997            1996
                                                       ----            ----
     Net income, as reported                       $19,626,064     $20,257,554
     Net income, pro forma                          19,140,081      19,575,947
     Earnings per share, as reported                     $2.28           $2.28
     Earnings per share, pro forma                        2.23            2.20

The weighted average fair value of options granted was $9.05 per share in 1997 and $7.35 per share in 1996.

The fair value of each option grant is estimated on the date of grant using a Black-Scholes based pricing model with the following assumptions for 1997 and 1996: dividend yield, 1.0%; expected volatility, 21.3%; average risk-free interest rate, 6.1%; and average expected term, 6.0 years.

The following tables summarize certain stock option information at
September 30, 1997:
Options Outstanding:
-------------------
Range of                                Weighted average       Weighted average
exercise price             Number        remaining life         exercise price
--------------            -------       ----------------       ----------------
$14.25                    221,000              7.2                  $14.25
$16.375                   100,000              7.7                   16.375
$18.875                    32,833              8.2                   18.875
$26.00 and $28.50         109,500              8.5                   26.09
$28.125 - $34.75          333,550              9.2                   28.34
                          -------              ---                   -----
                          796,883              8.3                  $22.23
                          =======              ===                   =====

                                  ----------


8.  STOCK PLANS, continued:

Options exercisable:
-------------------
Range of                                                       Weighted average
exercise price                               Number             exercise price
--------------                              -------            ----------------
$14.25                                      221,000                 $14.25
$16.375                                     100,000                  16.375
$18.875                                      32,833                  18.875
$26.00 and $28.50                            73,003                  26.09
$28.125 - $34.75                               -                       -
                                            -------                  -----
                                            426,836                 $17.13
                                            =======                  =====

The transactions for shares under options were as follows:

                                            1997          1996          1995
                                            ----          ----          ----
Outstanding, beginning of year
  Number                                  586,833       419,500          -
  Weighted average exercise price          $17.55        $14.76          -
Granted:
  Number                                  336,050       191,500       477,500
  Weighted average exercise price          $28.33        $23.58        $14.70
Exercised:
  Number                                  119,834        11,001          -
  Weighted average exercise price          $16.15        $18.88          -
Expired or forfeited:
  Number                                    6,166        13,166        58,000
  Weighted average exercise price          $27.84        $15.01        $14.25
Outstanding, end of year:
  Number                                  796,883       586,833       419,500
  Weighted average exercise price          $22.23        $17.55        $14.76
Exercisable, end of year:
  Number                                  426,836       482,555       279,667
  Weighted average exercise price          $17.13        $15.94        $14.76
Shares reserved for future options,
  end of year                             172,282         2,166       180,500

In addition, under the Company's Director Fee Plan, directors who are not also officers of the Company each receive as a annual retainer fee shares of the Company's Class A Common Stock equivalent to approximately $16,000. Each director may elect to be paid these shares on a current basis or have such shares credited to a deferred stock account as phantom stock, with such shares to be paid to the director subsequent to leaving the Board. The value of deferred shares is recorded in other liabilities. Shares deferred under the Director Fee Plan at September 30, 1997, 1996 and 1995 were 8,454, 6,467 and 3,222, respectively.

                                  ----------


9.  PENSION PLANS:

The Company maintains noncontributory, defined benefit pension plans covering substantially all employees of the Company and its wholly-owned U.S. and Canadian subsidiaries. The plans provide benefits based on years of service and average monthly earnings for the highest five consecutive years during the ten years immediately preceding termination of employment. The Company's funding policy for the plans is to contribute annually the amount recommended by its consulting actuaries, subject to statutory provisions. The Company has reached the full-funding limitation and, accordingly, is not permitted to make deductible contributions for tax purposes to its pension plans during periods of such excess funding. Consequently, no contributions were made to the plans for the plan years ended July 31, 1997, 1996 and 1995.

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

Pension expense for the U.S. plans included the following components:

                                            1997          1996          1995
                                            ----          ----          ----
Service cost - benefits
  earned during the year               $ 1,715,536   $ 1,704,691   $ 1,675,738
Interest cost on projected
  benefit obligation                     3,396,778     3,212,293     3,007,169
Actual return on plan assets           (13,160,172)   (2,939,242)   (6,701,003)
Net amortization and deferral            8,448,112    (1,677,961)    2,210,749
                                         ---------     ---------     ---------

Net pension expense                    $   400,254   $   299,781   $   192,653
                                         =========     =========     =========

Actuarial assumptions are evaluated and revised as necessary as of August 1 each year. The weighted average discount rate used in determining the actuarial present value of the projected benefit obligation was 7.5% at August 1, 1997 and 8.0% at September 30, 1996 and 1995. The rate of increase in future compensation levels was 4.5% at August 1, 1997, 1996 and 1995. The expected long-term rate of return on assets was 9.0% at August 1, 1997, 1996 and 1995.

                                  ----------


9.  PENSION PLANS, continued:

The following table sets forth the funded status of the regular U.S. plan and the Supplemental Retirement Plan and the amounts recognized in the Company's consolidated financial statements at September 30, 1997 and 1996, which were determined as of August 1, 1997 and 1996, respectively:

                                             1997                        1996
                                   -------------------------   -------------------------
                                     Regular    Supplemental     Regular    Supplemental
                                   -----------  ------------   -----------  ------------
Actuarial value of
 benefit obligation:
 Vested benefit obligation         $37,910,728  $ 2,003,108    $34,062,739  $ 1,756,116
                                    ==========    =========     ==========    =========
 Accumulated benefit obligation    $38,651,375  $ 2,260,901    $34,793,265  $ 1,915,448
                                    ==========    =========     ==========    =========

Plan assets at fair value,
 primarily equity and fixed
 income securities                 $58,870,495  $     -        $48,201,382  $     -

Projected benefit obligation
 for participants' service
 rendered to date                  (46,164,647)  (2,752,269)   (41,582,145)  (2,211,073)
                                    ----------    ---------     ----------    ---------
Plan assets in excess of
 (less than) projected
 benefit obligation                 12,705,848   (2,752,269)     6,619,237   (2,211,073)

Unrecognized transition asset
 being recognized over 15 years     (1,211,388)       -         (1,615,182)       -

Unrecognized prior service cost        787,614      434,403        886,016      323,413

Unrecognized net (gain) loss        (8,685,099)     825,868     (2,193,824)     476,803

Minimum liability adjustment             -         (768,903)         -         (504,591)
                                    ----------    ---------     ----------    ---------

Prepaid (accrued) pension          $ 3,596,975  $(2,260,901)   $ 3,696,247  $(1,915,448)
                                    ==========    =========     ==========    =========

Prepaid and accrued pension costs are included in other assets and other liabilities, respectively.

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

The following table sets forth the plan's funded status reconciled with the amount shown in the Company's consolidated balance sheet at September 30:

                                                         1997          1996
                                                         ----          ----
Accumulated postretirement benefit obligation:
  Retirees                                           $ 4,528,254   $ 5,222,939
  Fully eligible active plan participants              2,439,756     1,032,226
  Other active plan participants                       3,353,216     4,952,054
                                                      ----------    ----------
                                                      10,321,226    11,207,219

Unrecognized prior service cost                       12,785,782    13,794,853
Unrecognized net loss                                 (1,803,801)   (3,051,072)
                                                      ----------    ----------
Accumulated postretirement benefit obligation         21,303,207    21,951,000

Current portion                                          626,925       945,933
                                                      ----------    ----------
                                                     $20,676,282   $21,005,067
                                                      ==========    ==========

Net periodic postretirement benefit cost included the following components:

                                               1997         1996         1995
                                               ----         ----         ----
Service cost - benefits attributed to
  employee service during the year         $  268,835   $  441,330   $  472,206
Interest cost on accumulated
  postretirement benefit obligation           855,587    1,719,158    1,632,554
Net amortization                             (888,517)     (29,663)       -
                                            ---------    ---------    ---------
Net periodic postretirement benefit cost   $  235,905   $2,130,825   $2,104,760
                                            =========    =========    =========

The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.5%, 8.0% and 8.25% at September 30, 1997, 1996 and 1995, respectively. The rate for compensation increases at September 30, 1997, 1996 and 1995 was 4.5%.

                                  ----------


10.  POSTRETIREMENT BENEFITS OTHER THAN PENSIONS, continued:

For measurement purposes, a 6.9% annual rate of increase in the per capita cost of health care benefits was assumed for 1997; the rate was assumed to decrease gradually to 5.0% for 2003 and remain at that level thereafter. The health care cost trend rate has a significant effect on the amounts reported. An increase in the assumed health care cost trend rates by one percentage point in each year would have increased the accumulated postretirement benefit obligation as of September 30, 1997 by 4.4% and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year then ended by 7.2%.

In September 1996, the Board of Directors approved changes to the retiree medical plan which provides additional plan options while limiting future Company contributions to retiree benefits.


11.  INCOME TAXES:

The provision for income taxes consisted of the following:

                                           1997          1996          1995
                                           ----          ----          ----
Current:
  Federal                              $ 9,245,044   $10,244,785   $ 8,430,866
  State                                  1,815,067     1,675,200     1,886,148
  Foreign                                1,533,969     1,027,798       624,294
                                        ----------    ----------    ----------
                                        12,594,080    12,947,783    10,941,308
Deferred                                    77,753       317,279    (1,313,280)
                                        ----------    ----------    ----------
Total                                  $12,671,833   $13,265,062   $ 9,628,028
                                        ==========    ==========    ==========

The reconciliation of the federal statutory tax rate to the consolidated effective tax rate is as follows:
                                           1997          1996          1995
                                           ----          ----          ----
Federal statutory tax rate                 35.0 %        35.0 %        35.0 %
Effect of state income taxes,
  net of federal deduction                  3.2           3.3           4.5
Foreign taxes in excess of
  federal statutory rates                   1.7            .8          ( .9)
Other                                      ( .7)           .5          ( .2)
                                           ----          ----          ----
Effective tax rate                         39.2 %        39.6 %        38.4 %
                                           ====          ====          ====

The Company's foreign subsidiaries had income (losses) before income taxes for the years ended September 30, 1997, 1996 and 1995 of approximately $2,825,000, $(3,377,000) and $462,000, respectively.

                                  ----------


11.  INCOME TAXES, continued:

The components of the provision for deferred income taxes were as follows:

                                           1997          1996          1995
                                           ----          ----          ----
Accrued vacation pay                   $    (8,836)  $  (136,489)   $    2,143
Estimated finishing costs                 (145,346)       52,712       (76,880)
Postretirement benefits other
  than pensions                            246,309      (342,382)     (535,508)
Installment sales                            -         1,092,937       (75,760)
Foreign subsidiary losses, net             450,000       236,821      (495,546)
Pension costs                             (156,090)     (116,887)      (75,134)
Depreciation                               (51,919)     (233,522)      (15,661)
Deferred gain on sale of facilities        (30,274)      (31,664)      (22,186)
Other                                     (226,091)     (204,247)      (18,748)
                                        ----------    ----------    ----------
                                       $    77,753   $   317,279   $(1,313,280)
                                        ==========    ==========    ==========


The components of the net deferred tax asset at September 30 were as follows:

                                                         1997          1996
                                                         ----          ----
Deferred tax assets:
  Accrued vacation pay                               $   765,951   $   757,115
  Estimated finishing costs                              807,633       662,287
  Postretirement benefits other than pensions          8,308,252     8,554,561
  Foreign subsidiary losses, net                         500,000       950,000
  Unrealized investment loss                              52,260       272,780
  Other                                                  648,014       461,113
                                                      ----------    ----------
                                                      11,082,110    11,657,856
                                                      ----------    ----------
Deferred tax liabilities:
  Pension costs                                         (682,188)     (838,278)
  Depreciation                                        (2,789,525)   (2,841,444)
  Deferred gain on sale of facilities                   (584,388)     (614,662)
                                                      ----------    ----------
                                                      (4,056,101)   (4,294,384)
                                                      ----------    ----------
Net deferred tax asset                                 7,026,009     7,363,472

Less current portion                                     865,082       886,450
                                                      ----------    ----------
                                                     $ 6,160,927   $ 6,477,022
                                                      ==========    ==========

                                  ----------


11.  INCOME TAXES, continued:

At September 30, 1997, the Company had foreign net operating loss carryforwards of approximately $3,200,000, principally related to its European subsidiaries. Approximately $400,000 of these carryforwards expire between 2002 and 2003, while the remainder have an indefinite carryforward period. The Company has recorded a valuation allowance of approximately $500,000 and $950,000 at September 30, 1997 and 1996, respectively, related to the carryforwards.


12.  COMMITMENTS AND CONTINGENT LIABILITIES:

The Company operates various production and office facilities and equipment under operating lease agreements. Annual rentals under these and other operating leases were $2,262,000, $2,130,000 and $2,089,000 in 1997, 1996 and
1995, respectively.  Future minimum rental commitments are not material.

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

Tukaiz has employment agreements with certain key employees, the terms of which expire at January 31, 2001 and 2002. The agreements provide for base salary levels and benefits and include a non-compete clause. The aggregate commitment for salaries under these agreements at September 30, 1997 was $2,650,000.


13.  SUPPLEMENTAL CASH FLOW INFORMATION:

On March 25, 1996, the Company issued 213,862 shares of authorized Class A Common Stock, valued at $5,400,000, in connection with the acquisition of Industrial Equipment and Engineering Company, Inc. (See Note 15). On May 6, 1996, the Company issued 19,286 shares of authorized Class A Common Stock, valued at $527,975, in connection with the purchase of an additional 9% interest in ATD (See Note 4).

                                  ----------

13.  SUPPLEMENTAL CASH FLOW INFORMATION, continued:

Changes in working capital items (excluding cash and cash equivalents, short-term investments, deferred income taxes, long-term debt, current maturities and postretirement benefits, current portion) consisted of the following:
                                           1997          1996          1995
                                           ----          ----          ----
Current assets:
  Accounts and notes receivable        $  (985,433)  $ 2,463,712   $(1,392,991)
  Inventories                            2,087,337      (571,217)     (581,459)
  Other current assets                     (61,624)     (770,017)      313,179
                                        ----------     ---------     ---------
                                         1,040,280     1,122,478    (1,661,271)
                                        ----------     ---------     ---------
Current liabilities:
  Trade accounts payable                (1,012,648)      737,433       482,320
  Accrued compensation                   2,010,941       326,942       (12,309)
  Accrued vacation pay                      56,238       197,241       (21,194)
  Profit distribution to employees        (112,274)     (239,942)     (333,407)
  Accrued income taxes                   1,991,625      (252,243)      (82,572)
  Customer prepayments                   5,822,563      (177,754)       21,984
  Other current liabilities                253,279       587,333     1,008,552
                                        ----------     ---------     ---------
                                         9,009,724     1,179,010     1,063,374
                                        ----------     ---------     ---------
Net increase (decrease)                $10,050,004   $ 2,301,488   $  (597,897)
                                        ==========     =========     =========


14.  SEGMENT INFORMATION:

Sales and operating profit of the Company's business segments follows:

                       Graphic       Marking
                       Systems       Products       Bronze    Eliminations  Consolidated
                      ----------    ----------    ----------  ------------  ------------
Sales to unaffil-
 iated customers:
1997                 $57,804,162   $34,980,976   $96,383,502  $     -       $189,168,640
1996                  43,062,133    44,386,703    84,528,783        -        171,977,619
1995                  42,360,000    44,356,157    80,031,624        -        166,747,781

Intersegment sales:
1997                       4,681        53,473        39,849      (98,003)         -
1996                      42,408       238,439        26,479     (307,326)         -
1995                      33,610       211,040        18,975     (263,625)         -

Operating profit:
1997                   5,507,148     2,800,757    22,579,490        -         30,887,395
1996                   4,217,472     2,481,859    20,072,049        -         26,771,380
1995                   4,253,769     2,032,915    18,171,020        -         24,457,704

                                  ----------

14.  SEGMENT INFORMATION, continued:

Information related to assets identifiable to segments follows:

                       Graphic       Marking
                       Systems       Products       Bronze       Other      Consolidated
                      ----------    ----------    ----------   ----------   ------------
Identifiable assets:
1997                 $38,495,477   $22,118,584   $49,753,812  $58,836,517   $169,204,390
1996                  19,271,417    24,752,912    46,836,367   62,551,013    153,411,709
1995                  19,559,346    25,811,626    39,084,530   53,750,874    138,206,376

Depreciation expense:
1997                   2,033,727       739,978     1,944,148      520,930      5,238,783
1996                   1,189,791       964,954     1,619,925      602,575      4,377,245
1995                   1,049,438       999,435     1,590,125      572,218      4,211,216

Capital expenditures:
1997                   3,189,371       400,543     2,144,218      430,498      6,164,630
1996                     942,909     1,067,917     3,228,309      138,918      5,378,053
1995                   1,868,994       931,116     2,909,655      266,499      5,976,264

Information about the Company's operations in different geographic areas follows:

                  United States    Canada     Australia     Europe    Eliminations  Consolidated
                  -------------   ---------   ---------   ----------  ------------  ------------
Sales to unaffil-
 iated customers:
1997               $162,281,107  $8,634,068 $10,553,058  $ 7,700,407  $      -      $189,168,640
1996                139,945,843   8,180,041  10,534,846   13,316,889         -       171,977,619
1995                135,078,165   8,044,331   9,710,776   13,914,509         -       166,747,781

Transfers between
 geographic areas:
1997                  6,728,953     187,161       -        2,820,395    (9,736,509)        -
1996                  7,361,044     244,185       -        2,342,427    (9,947,656)        -
1995                  7,581,885     260,007       -        2,280,101   (10,121,993)        -

Operating profit:
1997                 28,223,301     405,658   1,933,004      325,432         -        30,887,395
1996                 25,827,733    (349,587)  1,718,944     (425,710)        -        26,771,380
1995                 23,505,940    (228,905)  1,491,977     (311,308)        -        24,457,704

Identifiable
 assets:
1997                164,499,917   4,444,878   8,840,270    7,973,623   (16,554,298)  169,204,390
1996                145,346,058   4,913,342   9,554,718    8,409,239   (14,811,648)  153,411,709
1995                130,465,301   5,261,030   8,558,234   14,362,677   (20,440,866)  138,206,376

                                  ----------

14.  SEGMENT INFORMATION, continued:

Intersegment sales are accounted for at negotiated prices. Operating profit is total revenue less operating expenses.

Identifiable assets include those assets which are used in the Company's operations in each segment. Corporate headquarters' assets are included in Other and principally consist of cash and cash equivalents, investments, deferred tax assets and the headquarters' administration building.


15.  ACQUISITIONS AND DISPOSITIONS:

On January 31, 1997, Matthews International Corporation acquired 50% of Tukaiz Litho, Inc. ("Tukaiz"), a pre-press and pre-media firm headquartered in Franklin Park, Illinois. The remaining 50% will continue to be owned by the existing president and chief executive officer of Tukaiz. The transaction was structured as an asset purchase with the purchase price consisting of $4,000,000 cash and the assumption of a 50% interest, approximately $4,000,000, in certain of the liabilities of Tukaiz. The parties have each contributed their respective 50% interests into a newly-formed Illinois limited liability company, Tukaiz Communications, L.L.C. Matthews also provided the new company
with subordinated convertible debt of $5,500,000.   Matthews has accounted for
this acquisition using the purchase method and, accordingly, has recorded the acquired assets and liabilities at their estimated fair values at the date of acquisition. The excess of the purchase price over the fair value of the net assets was recorded as goodwill to be amortized on a straight-line basis over 25 years. Tukaiz reported sales of $16,400,000 for the year ended January 31, 1997. The accounts of Tukaiz have been included in the consolidated financial statements of Matthews.

On May 23, 1997, Matthews acquired for $2,400,000 cash the common stock of both Carolina Repro-Graphic and Dieworks, Inc., manufacturers of pre-press services, flexible printing plates and steel rule cutting dies, located in North Carolina. Matthews has accounted for these acquisitions using the purchase method and, accordingly, has recorded the acquired assets and liabilities at their estimated fair values at the acquisition date. The excess of the purchase price over the fair value of the net assets was recorded as goodwill to be amortized on a straight-line basis over 25 years. Combined sales for Carolina Repro-Graphic and Dieworks, Inc. were approximately $3,700,000 for the year ended December 31, 1996.

On March 25, 1996, Matthews International Corporation acquired Industrial Equipment and Engineering Company, Inc., a Florida corporation ("IEEC"), for 213,862 shares of Matthews Class A Common Stock (valued at $5,400,000) and $3,600,000 cash. The Company has accounted for this acquisition using the purchase method and, accordingly, has recorded the acquired assets and liabilities at their estimated fair values at the date of acquisition. The excess of the purchase price over the fair value of the net assets was recorded as goodwill to be amortized on a straight-line basis over 20 years. Sales of IEEC for the year ended December 31, 1995 were $7,500,000. On August 1, 1996, IEEC acquired for cash substantially all of the assets and certain of the liabilities of All Crematory Corporation. The total purchase price, including the assumption of liabilities, was $2,000,000. Sales of All Crematory Corporation for the year ended September 30, 1995 were $3,400,000.

                                  ----------

15.  ACQUISITIONS AND DISPOSITIONS, continued:

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


16.  SUBSEQUENT EVENTS:

On October 1, 1997, the Company acquired for $480,000 cash the assets of Western Plasti-Type Co. ("Western"). On November 4, 1997, the Company acquired the common stock of Allied Reprographics, Inc. ("Allied") for $700,000 cash. Both Western and Allied are printing plate manufacturers located in Denver, Colorado. On November 3, 1997, the Company acquired for $1,400,000 cash the assets of Palomar Packaging ("Palomar"), a manufacturer of printing plates and steel-rule cutting dies, located near San Diego, California. An additional amount up to $880,000 may be payable for Palomar during the five-year period from the acquisition date contingent on the attainment of certain operating performance levels. The Company will account for these acquisitions using the purchase method and, accordingly, record the acquired assets and liabilities at their estimated fair values at the acquisition date. The excess of the purchase price over the fair value of the net assets will be recorded as goodwill to be amortized on a straight-line basis over 25 years.


17.  FASB PRONOUNCEMENTS:

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." The pronouncement establishes standards for computing and presenting earnings per share. SFAS No. 128 replaces the presentation of primary earnings per share with basic earnings per share and requires dual presentation of basic and diluted earnings per share on the face of the income statement. Computations of basic and diluted earnings per share for the Company will not differ materially from the current computations of primary and fully-diluted earnings per share. The required dual presentation of basic and diluted earnings per share will be adopted by the Company for the quarter ended December 31, 1997.

                                  ----------

17.  FASB PRONOUNCEMENTS, continued:

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The pronouncement establishes standards for reporting information about operating segments of an enterprise. The pronouncement requires the disclosure of selected segment information in interim financial reports. SFAS No. 131 will not impact the current presentation of the Company's segment information. The interim presentation requirement of the pronouncement will be adopted by the Company in the first quarter of fiscal 1999.

                      SUPPLEMENTARY FINANCIAL INFORMATION

Selected Quarterly Financial Data (Unaudited):

The following table sets forth certain items included in the Company's unaudited consolidated financial statements for each quarter of fiscal 1997 and fiscal 1996.

                                            Quarter Ended
                        -----------------------------------------------------    Year Ended
                        December 31     March 31      June 30    September 30   September 30
                        -----------   -----------   -----------  ------------   ------------
FISCAL YEAR 1997:
Sales                   $42,582,795   $45,427,408   $51,736,477   $49,421,960   $189,168,640

Gross profit             18,863,418    20,237,199    22,843,057    21,557,212     83,500,886

Operating profit          6,613,758     7,885,207     8,797,942     7,590,488     30,887,395

Net income                4,304,408     5,012,993     5,484,608     4,824,055     19,626,064

Earnings per share              .49           .58           .64           .57           2.28



FISCAL YEAR 1996:
Sales                   $41,185,350   $42,791,474   $44,304,394   $43,696,401   $171,977,619

Gross profit             18,583,348    18,971,759    19,724,336    19,361,457     76,640,900

Operating profit          6,452,253     6,846,286     6,979,626     6,493,215     26,771,380

Net income                4,245,989     7,376,045     4,480,071     4,155,449     20,257,554

Earnings per share              .48           .83           .50           .47           2.28

/TABLE

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no changes in accountants or disagreements on accounting or financial disclosure between the Company and Coopers & Lybrand L.L.P., Certified Public Accountants, for the fiscal years ended September 30, 1997, 1996 and 1995.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The following information as of November 30, 1997 is furnished with respect to each director and executive officer:

Name                            Age       Positions with Registrant
----                            ---       -------------------------

David M. Kelly                   55       Chairman of the Board, President and
                                          Chief Executive Officer

Geoffrey D. Barefoot             50       President, Graphic Systems
                                          Division and Director

Edward J. Boyle                  51       Vice President, Accounting & Finance,
                                          Treasurer and Secretary

William A. Coates                68       Director

David J. DeCarlo                 52       President, Bronze Division
                                          and Director

Richard C. Johnson               51       Vice President, Corporate
                                          Development and Human Resources

Thomas N. Kennedy                62       Director

Steven F. Nicola                 37       Controller

John P. O'Leary, Jr.             50       Director

James L. Parker                  59       Director

William J. Stallkamp             58       Director



David M. Kelly was elected Chairman of the Board on March 15, 1996. He was appointed President and Chief Operating Officer of the Company in April 1995 and President and Chief Executive Officer effective October 1, 1995. He was appointed as a Director of the Company in May 1995. Prior to joining the Company, he worked for Carrier Corporation as Senior Vice President from 1993 to 1995; and Vice President, Strategic Planning and Global Purchasing from 1992 to 1993.

Geoffrey D. Barefoot, a Director of the Company since 1990, was elected President, Graphic Systems Division in November 1993. Prior thereto, he was Vice President and Division Manager, Graphic Systems.

Edward J. Boyle was elected Vice President, Accounting & Finance effective December 1, 1995. Prior thereto, he was Controller of the Company. He was appointed Treasurer and Secretary in September 1996.

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

Steven F. Nicola was elected Controller of the Company effective December 1, 1995. Prior thereto, he was Manager, Tax Planning and International Accounting.

John P. O'Leary, Jr., a Director of the Company since 1992, has been President and Chief Executive Officer of Tuscarora, Incorporated, a plastics manufacturer, since 1990.

James L. Parker, a Director of the Company since 1981, retired as an officer of the Company effective November 1, 1996. He was Senior Vice President, General Counsel and Secretary since January 1991.

William J. Stallkamp, a Director of the Company since 1981, has been Chairman and Chief Executive Officer of Mellon PSFS in Philadelphia since January 1996. Prior thereto, he was an Executive Vice President of Mellon Bank, N.A.

Board Committees:

The Executive Committee is appointed by the Board of Directors to have and exercise during the periods between Board meetings all of the powers of the Board of Directors, except that the Executive Committee may not elect directors, change the membership of or fill vacancies in the Executive Committee, change the By-Laws of the Company or exercise any authority specifically reserved by the Board. The membership of the Executive Committee since October 1, 1996 consisted of the following:

October 1, 1996 to October 31, 1996         Messrs. Kelly, Parker, DeCarlo and
                                              Barefoot
November 1, 1996 to the date of             Messrs. Kelly, DeCarlo and Barefoot
   this report

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

ITEM 11.  EXECUTIVE COMPENSATION.
The following table sets forth the individual compensation information for the fiscal years ended September 30, 1997, 1996 and 1995 for the Company's Chief Executive Officer and the four most highly compensated executive officers.

                           SUMMARY COMPENSATION TABLE

                                          Annual                Long-Term
                                       Compensation           Compensation
                                     -----------------   -----------------------
                                                           Awards       Payouts
                                                           ------       -------       All
                                                         Securities                  Other
Name of Individual                                       Underlying       LTIP      Compen-
and Principal Position      Year      Salary     Bonus     Options      Payouts      sation
----------------------      ----     -------    -------  ----------    ---------    -------
                                                  (1)     (Shares)                    (2)
David M. Kelly (3)          1997    $290,174   $290,687     95,000       None         None
Chairman of the Board and   1996     268,764    261,193     35,000       None         None
Chief Executive Officer     1995     125,004     94,233    100,000       None         None

David J. DeCarlo            1997     199,473    174,477    125,000       None        $3,046
Director and President,     1996     188,100    159,409     20,000       None         4,904
Bronze Division             1995     177,636    162,132     43,000       None         3,851

Geoffrey D. Barefoot        1997     146,080     13,487      None        None         2,622
Director and President,     1996     142,497     59,827     15,000       None         2,028
Graphic Systems Division    1995     135,696     68,213     32,000       None         1,391

Edward J. Boyle             1997     113,379     75,043     20,500       None         3,804
Vice President,             1996     104,709     68,308     14,000       None         2,205
Accounting & Finance        1995      92,745     47,484     17,500       None         1,092

Richard C. Johnson          1997     109,570     75,814     12,500       None         4,685
Vice President,             1996     104,562     55,004     13,000       None         5,216
Corporate Development       1995      98,508     54,515     17,500       None         4,082

(1)  Includes the current portion of management incentive plan and supplemental management incentive payments and, for Mr. Kelly, an amount equal to his life insurance premium cost.  At his request, the Company does not provide life insurance for Mr. Kelly, but in lieu thereof pays to him annually the amount which the Company would have paid in premiums to provide coverage, considering his position and age.  Such amounts are not included in calculating other Company benefits for Mr. Kelly.  The amount paid to
     Mr. Kelly in lieu of life insurance for 1997, 1996 and 1995 was $4,100 each year.  The
     Company has adopted a management incentive plan for officers and key management personnel.  Participants in such plan are not eligible for the Company's profit distribution plan.  The incentive plan is based on improvement in divisional and Company economic value added and the attainment of established personal goals.  A portion of amounts earned are deferred by the Company and are payable with interest at a market rate over a two-year period contingent upon economic value added performance and continued employment during such period.  See Long-Term Incentive Plans - Awards in Last
     Fiscal Year table.  The deferred portion of management incentive compensation will be included under LTIP Payouts for the fiscal years paid. In addition, payments include a supplement in amounts which are sufficient to pay annual interest expense on the outstanding notes of management under the Company's Designated Employee Stock Purchase
     Plan and to pay medical costs which are not otherwise covered by a Company plan.

ITEM 11.  EXECUTIVE COMPENSATION, continued.

(2)  Includes educational assistance for dependent children and premiums for term life insurance.  Educational assistance for dependent children is provided to any officer or employee of the Company whose child meets the scholastic eligibility criteria and is attending an eligible college or university.  Educational assistance amounts reported in this column for the named officers in fiscal 1997, 1996 and 1995, respectively, were:
     Mr. DeCarlo, none, $2,000 and $2,000; Mr. Boyle, $2,000, $1,000 and none; and
     Mr. Johnson, $3,000, $4,000 and $3,000.  Each officer of the Company is provided term life insurance coverage in an amount approximately equivalent to three times his respective salary.  Amounts reported in this column for the named officers in fiscal
     1997, 1996 and 1995 include the following respective life insurance benefit costs:
     Mr. DeCarlo, $3,046, $2,904 and $1,851; Mr. Barefoot, $2,622, $2,028 and $1,391;
     Mr. Boyle, $1,804, $1,205 and $1,092 and Mr. Johnson, $1,685, $1,216 and $1,082.
     See also note (1).
(3)  Mr. Kelly joined the Company on April 3, 1995 and was elected Chief Executive Officer effective October 1, 1995.  Mr. Kelly has an employment arrangement with the Company which provides that, in the event of his discharge without cause prior to April 3, 1998, he will receive additional compensation of double his annual base salary rate as of the discharge date.  Such arrangement further provides for the life insurance payments described in note (1) above and the waiver of minimum service for vesting purposes described under "Retirement Plans."

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


             Long-Term Incentive Plans - Awards in Last Fiscal Year

                                           Performance          Estimated Future
                                            or Other             Payouts Under
                         Number              Period             Non-Stock Price-
                        of Shares             Until               Based Plans
                        or Other            Maturation          ----------------
Name                     Rights             or Payout                Target
-------------          ----------          -----------          ----------------
D.M. Kelly                 -                 2 Years                $452,547
D.J. DeCarlo               -                 2 Years                 508,791
G.D. Barefoot              -                 2 Years                   None
E.J. Boyle                 -                 2 Years                 113,306
R.C. Johnson               -                 2 Years                  91,040

The Company has a management incentive plan based on improvement in divisional and Company economic value added and the attainment of established personal goals.  A portion of amounts earned are deferred by the Company and are payable with interest at a market rate over a two-year period contingent upon economic value added performance and continued employment during such period.
/TABLE

                     Option/SAR Grants in Last Fiscal Year

                                                                         Potential Realized
                                                                          Value at Assumed
                                                                          Annual Rates of
                                                                            Stock Price
                                                                          Appreciation for
                       Individual Grants (1)                                Option Term
-----------------------------------------------------------------      ----------------------
                               Percent
                               of Total
                 Number of     Options
                 Securities   Granted to   Exercise
                 Underlying   Employees     or Base
                   Options    in Fiscal      Price     Expiration
Name               Granted       Year      per Share      Date            5%           10%
--------------   ----------   ----------   ---------   ----------      --------      --------
D.M. Kelly          95,000       28.3%      $28.125     12/13/06     $1,680,318    $4,258,274
D.J. DeCarlo       125,000       37.2%      $28.125     12/13/06      2,210,944     5,602,992
G.D. Barefoot        None          -           -           -               -             -
E.J. Boyle          20,500        6.1%      $28.125     12/13/06        362,594       918,890
R.C. Johnson        12,500        3.7%      $28.125     12/13/06        221,094       560,299

(1)  All options were granted at market value as of the date of grant.  Options are exercisable in various share amounts based on the attainment of certain market value levels of Class A Common Stock, but, in the absence of such events, are exercisable in full for a one-week period beginning five years from the date of grant.  In addition, options granted after September 30, 1996 vest in one-third increments after three, four and five years, respectively, from the grant date (but, in any event, not until the attainment of the certain market value levels described above).  The options are not exercisable within six months from the date of grant and expire on the earlier of ten years from the date of grant, upon employment termination, or within specified time limits following voluntary employment termination (with consent of the Company), retirement or death.

                Aggregated Option Exercises in Last Fiscal Year
                       and Fiscal Year End Option Values

                                              Number of               Value of Unexercised
                 Shares                  Securities Underlying        In-the-Money Options
                Acquired                  Unexercised Options          at Fiscal Year End
                   On        Value     --------------------------  --------------------------
Name            Exercise    Realized   Exercisable  Unexercisable  Exercisable  Unexercisable
-------------  ----------  ----------  -----------  -------------  -----------  -------------
D.M. Kelly        None        None       123,334       106,666     $2,673,759    $1,278,115
D.J. DeCarlo      None        None        56,334       131,666      1,286,884     1,561,240
G.D. Barefoot     None        None        42,000         5,000        958,750        69,375
E.J. Boyle        None        None        26,834        25,166        577,946       305,615
R.C. Johnson      None        None        26,167        16,833        568,691       206,995
/TABLE

Retirement Plans:

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

The following table shows the total estimated annual retirement benefits payable at normal retirement under the above plans for the individuals named in the Summary Compensation Table at the specified executive remuneration and years of continuous service:


                                        Years of Continuous Service
     Covered               ----------------------------------------------------
   Remuneration               15         20         25         30         35
------------------         --------   --------   --------   --------   --------
     $125,000              $ 34,688   $ 46,250   $ 57,813   $ 69,375   $ 80,938
      150,000                41,625     55,500     69,375     83,250     97,125
      175,000                48,563     64,750     80,938     97,125    113,313
      200,000                55,500     74,000     92,500    111,000    129,500
      225,000                62,438     83,250    104,063    124,875    145,688
      250,000                69,375     92,500    115,625    138,750    161,875
      300,000                83,250    111,000    138,750    166,500    194,250
      400,000               111,000    148,000    185,000    222,000    259,000
      500,000               138,750    185,000    231,250    277,500    323,750
      600,000               166,500    222,000    277,500    333,000    388,500
      700,000               194,250    259,000    323,750    388,500    453,250

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

Estimated years of continuous service for each of the individuals named in the Summary Compensation Table, as of October 1, 1997 and rounded to the next higher year, are: Mr. Kelly, 3 years; Mr. DeCarlo, 13 years; Mr. Barefoot,
22 years; Mr. Boyle, 11 years and Mr. Johnson, 10 years.



Compensation Committee Interlocks and Insider Participation:

Thomas N. Kennedy, a former officer of the Company, is a member of the Company's Compensation Committee.



Compensation of Directors:

Pursuant to the Director Fee Plan, directors who are not also officers of the Company each receive as a annual retainer fee shares of the Company's Class A Common Stock equivalent to approximately $16,000. Each director may elect to be paid these shares on a current basis or have such shares credited to a deferred stock account as phantom stock. In addition, each such director is paid $800 for every meeting of the Board of Directors attended and (other than a Chairman) $500 for every committee meeting attended. The Chairman of a committee of the Board of Directors is paid $700 for every committee meeting attended. No other remuneration is otherwise paid by the Company to any director for services as a director.

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

This information is as of November 30, 1997.

                           Number of                   Number of
                         Class A Shares              Class B Shares
    Name of               Beneficially     Percent    Beneficially     Percent
Beneficial Owner (1)         Owned (2)     of Class      Owned (2)     of Class
----------------         --------------    --------  --------------    --------
Directors and Officers:
----------------------
D.M. Kelly                    27,000          0.4%        28,000          1.5%
G.D. Barefoot                  None            -         104,500          5.6
W.A. Coates                   17,572          0.3          None            -
D.J. DeCarlo                   None            -         144,995          7.8
T.N. Kennedy                  45,490          0.7          None            -
J.P. O'Leary, Jr.              5,750          0.1          None            -
J.L. Parker                  199,760          3.1          None            -
W.J. Stallkamp                 3,100           *           None            -
All directors and
 executive officers as
 a group (11 persons)        298,672          4.6        354,845         19.1

Others:
------
W. Hauber                    423,300          6.6          None            -
D. Majestic                    None            -         156,000          8.4
R. Buzza                       None            -         103,250          5.6

 *   Less than 0.1%

(1) The mailing address of each beneficial owner is the same as that of the Registrant.

(2) The nature of the beneficial ownership for all shares is sole voting and investment power, except for 100 Class A shares held by Mr. Stallkamp as custodian under UTMA for son.



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

The following officers and directors were indebted to the Company on notes carrying annual interest rates of 6.5% were issued under the Company's Designated Employee Stock Purchase Plan, as referred to in Note 7 of the Notes to Consolidated Financial Statements:

                                        Highest Amount
                                      Outstanding During            Amount
                                        the Year Ended          Outstanding at
                                      September 30, 1997      November 30, 1997
                                      ------------------      -----------------
Geoffrey D. Barefoot                      $ 143,436               $  70,373
Edward J. Boyle                              88,125                  57,064
David J. DeCarlo                            446,670                 317,960
Richard C. Johnson                           96,373                    -
Steven F. Nicola                             38,104                  27,336


The Company has annually made supplemental management incentive payments to officers and other employees indebted on such notes in amounts equal to the interest paid by such persons on their respective notes.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) 1.  Financial Statements:

The following items are included in Part II, Item 8:

                                                                          Pages
                                                                          -----
Report of Independent Accountants                                           26

Consolidated Balance Sheet                                                27-28

Consolidated Statement of Income                                            29

Consolidated Statement of Shareholders' Equity                              30

Consolidated Statement of Cash Flows                                        31

Notes to Consolidated Financial Statements                                32-51

Supplementary Financial Information                                         52


2.  Financial Statement Schedules:

Financial statement schedules have been omitted for the reason that the information is not required or is otherwise given in the consolidated financial statements and notes thereto.


3.  Exhibits Filed:

The index to exhibits is on pages 66-68.



(b)  Reports on Form 8-K:

None

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 12, 1997.


                                          MATTHEWS INTERNATIONAL CORPORATION
                                          ----------------------------------
                                                     (Registrant)


                                      By            David M. Kelly
                                         -------------------------------------
                                         David M. Kelly, Chairman of the Board,
                                         President and Chief Executive Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on December 12, 1997:



David M. Kelly                            Edward J. Boyle
------------------------------------      ------------------------------------
David M. Kelly                            Edward J. Boyle
Chairman of the Board, President          Vice President, Accounting & Finance,
and Chief Executive Officer               Treasurer and Secretary (Principal
(Principal Executive Officer)             Financial and Accounting Officer)



Geoffrey D. Barefoot                      John P. O'Leary, Jr.
------------------------------------      ------------------------------------
Geoffrey D. Barefoot, Director            John P. O'Leary, Jr., Director



William A. Coates                         James L. Parker
------------------------------------      ------------------------------------
William A. Coates, Director               James L. Parker, Director



David J. DeCarlo                          William J. Stallkamp
------------------------------------      ------------------------------------
David J. DeCarlo, Director                William J. Stallkamp, Director



Thomas N. Kennedy
------------------------------------
Thomas N. Kennedy, Director

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

 10.9 a   1992 Stock Incentive Plan (as             Exhibit A to Definitive
          amended through December 13, 1996) *      Proxy Statement filed on
                                                    January 22, 1997

 10.10a   Form of Stock Option Agreement *          Exhibit Number 10.1 to Form
                                                    10-Q for the quarter ended
                                                    December 31, 1994

                                  ----------

Exhibit                                             Prior Filing or Sequential
  No.     Description                               Page Numbers Herein
-------   -----------                               --------------------------

 10.11a   1994 Director Fee Plan (as                Filed Herewith
          amended through March 14, 1997)

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

 10.15    Asset Purchase Agreement among TKZ        Exhibit Number 10.1 to Form
          Holding Corp., Tukaiz Litho, Inc.         10-Q for the quarter ended
          and Michael Vitallo *                     December 31, 1996

 10.16    Membership Interest Agreement among       Exhibit Number 10.2 to Form
          TKZ Holding Corp., Tukaiz Litho, Inc.,    10-Q for the quarter ended
          Frank Defino, Sr. and Tukaiz              December 31, 1996
          Communications, L.L.C. *

 10.17    Subordinated Convertible Note from        Exhibit Number 10.3 to Form
          Tukaiz Communications, L.L.C. in favor    10-Q for the quarter ended
          of Venetian Investment Corporation *      December 31, 1996

 10.18    Operating Agreement of Tukaiz             Exhibit Number 10.4 to Form
          Communications, L.L.C. between TKZ        10-Q for the quarter ended
          Holding Corp. and Tukaiz Litho, Inc. *    December 31, 1996

  11      Computation of Earnings Per Share         Filed Herewith

  21      Subsidiaries of the Registrant            Filed Herewith

  23      Consent of Independent Accountants        Filed Herewith

  27      Financial Data Schedule                   Filed Herewith (via EDGAR)


Copies of any Exhibits will be furnished to shareholders upon written request. Requests should be directed to Mr. Edward J. Boyle, Vice President,
Accounting & Finance, Treasurer and Secretary of the Registrant.