Form 10-Q
period 1997-12-31
MATTHEWS INTERNATIONAL CORP
filed 1998-02-11
CIK 63296

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  Form 10-Q


[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934


For The Quarterly Period Ended December 31, 1997

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

     Class of Common Stock                  Outstanding at January 31, 1998

   Class A - $1.00 par value                       6,489,662 shares
   Class B - $1.00 par value                       1,750,196 shares

                            PART I - FINANCIAL INFORMATION
                 MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                                              December 31, 1997         September 30, 1997
                                                              -----------------         ------------------
ASSETS
Current assets:
Cash and cash equivalents                                          $ 14,555,364               $ 19,958,712
Short-term investments                                                3,580,542                  3,090,507
Accounts receivable                                                  29,253,698                 30,054,396
Inventories:
 Materials and finished goods                          $11,253,448                $10,482,503
 Labor and overhead in process                             753,950                    803,815
 Supplies                                                  449,229                    479,887
                                                        ----------                 ----------
                                                                     12,456,627                 11,766,205
Other current assets                                                  2,224,703                  2,219,631
                                                                     ----------                 ----------
  Total current assets                                               62,070,934                 67,089,451

Investments                                                          30,901,700                 30,771,594
Property, plant and equipment:  Cost                    73,336,043                 72,231,128
 Less accumulated depreciation                         (30,525,643)               (29,747,385)
                                                        ----------                 ----------
                                                                     42,810,400                 42,483,743
Deferred income taxes and other assets                               12,634,433                 12,316,481
Goodwill                                                             17,941,728                 16,543,121
                                                                    -----------                -----------
Total assets                                                       $166,359,195               $169,204,390
                                                                    ===========                ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Long-term debt, current maturities                                      813,072                    850,533
Accounts payable                                                      4,619,560                  5,854,582
Accrued compensation                                                  8,034,846                 11,244,999
Accrued income taxes                                                  6,052,889                  2,999,511
Customer prepayments                                                  8,818,073                  8,892,467
Other current liabilities                                             6,461,326                  6,204,991
                                                                     ----------                 ----------
 Total current liabilities                                           34,799,766                 36,047,083

Long-term debt                                                        2,071,675                  2,151,413
Estimated finishing costs                                             3,315,243                  3,309,098
Postretirement benefits                                              20,609,671                 20,676,282
Other liabilities                                                     3,372,086                  2,854,439

Shareholders' equity:
 Common stock:  Class A, par value $1.00                 6,895,909                  6,884,859
                Class B, par value $1.00                 2,187,589                  2,198,639
 Other shareholders' equity                             93,107,256                 95,082,577
                                                        ----------                 ----------
                                                                    102,190,754                104,166,075
                                                                    -----------                -----------
Total liabilities and shareholders' equity                         $166,359,195               $169,204,390
                                                                    ===========                ===========
/TABLE

                 MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                                                        Three Months Ended
                                                           December 31,
                                                    --------------------------
                                                       1997            1996
                                                       ----            ----
Sales                                             $ 49,440,454    $ 42,582,795

Cost of sales                                       28,209,018      23,719,377
                                                    ----------      ----------

Gross profit                                        21,231,436      18,863,418

Selling and administrative expenses                 13,615,117      12,249,660
                                                    ----------      ----------

Operating profit                                     7,616,319       6,613,758


Investment income                                      668,330         604,419

Interest expense                                       (86,821)        (12,030)

Other income (deductions), net                         111,631         (95,804)

Minority interest                                     (271,372)          -
                                                    ----------      ----------

Income before income taxes                           8,038,087       7,110,343

Income taxes                                         3,139,823       2,805,935
                                                    ----------      ----------

Net income                                        $  4,898,264    $  4,304,408
                                                    ==========      ==========


Basic earnings per share                                $  .59          $  .49
                                                         =====           =====

Diluted earnings per share                              $  .57          $  .48
                                                         =====           =====

Dividends per share                                     $ .085          $  .08
                                                         =====           =====


                 MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                               Three Months Ended
                                                                  December 31,
                                                           --------------------------
                                                              1997            1996
                                                              ----            ----
Cash flows from operating activities:
 Net income                                               $ 4,898,264     $ 4,304,408
 Adjustments to reconcile net income to net cash
   provided by operating activities:
  Depreciation and amortization                             1,863,841       1,281,502
  Deferred taxes                                             (673,595)        118,214
  Net increase in working capital items                      (709,366)       (587,306)
  Decrease in other noncurrent assets                         341,190         580,837
  Increase in estimated finishing costs                         6,145          31,314
  Increase in other liabilities                               215,186          37,148
  Decrease in postretirement benefits                         (66,611)       (154,249)
  (Gain) loss on sale of property, plant and equipment        (68,106)          5,678
  Net loss on investments                                      17,481           2,034
  Effect of exchange rate changes on operations               (17,692)         74,946
                                                           ----------      ----------
    Net cash provided by operating activities               5,806,737       5,694,526
                                                           ----------      ----------
Cash flows from investing activities:
 Acquisitions of property, plant and equipment             (1,295,687)     (1,366,500)
 Proceeds from disposals of property,
   plant and equipment                                        309,130           3,920
 Acquisitions, net of cash acquired                        (2,730,172)          -
 Investments                                                 (459,225)       (535,526)
 Proceeds from disposition of investments                      20,541       1,523,062
 Collections on loans to officers and employees               166,150         132,155
                                                           ----------      ----------
    Net cash used in investing activities                  (3,989,263)       (242,889)
                                                           ----------      ----------
Cash flows from financing activities:
 Payments on long-term debt                                  (539,129)        (78,983)
 Proceeds from the sale of treasury stock                     771,410           -
 Purchases of treasury stock                               (6,271,317)     (1,858,231)
 Dividends paid                                              (748,553)       (698,461)
                                                           ----------      ----------
    Net cash used in financing activities                  (6,787,589)     (2,635,675)
                                                           ----------      ----------

Effect of exchange rate changes on cash                      (433,233)        (81,184)
                                                           ----------      ----------

Net increase (decrease) in cash and cash equivalents      $(5,403,348)    $ 2,734,778
                                                           ==========      ==========

Supplemental Cash Flow Information:
 Cash paid during the period for:
   Interest                                               $    86,821     $    12,030
   Income Taxes                                               721,107         128,364

             MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             DECEMBER 31, 1997


Note 1.  Nature of Operations

Matthews International Corporation, founded in 1850 and incorporated in Pennsylvania in 1902, is a designer, manufacturer and marketer principally of custom-made products which are used to identify people, places, products and events. The Company's products and operations are comprised of three business segments: Bronze, Graphic Systems and Marking Products. The Bronze segment is a leading manufacturer of cast bronze memorial products, crematories and cremation-related products. The Graphic Systems segment manufactures and provides printing plates, pre-press services and imaging systems for the corrugated and flexible packaging industries. The Marking Products segment designs, manufactures and distributes a wide range of equipment and consumables used by customers to mark or identify various consumer and industrial products and containers. The Company has sales and manufacturing facilities in the United States, Australia, Canada, Sweden and the United Kingdom.


Note 2.  Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information for commercial and industrial companies and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three-month period ended December 31, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1997.

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


Note 3.  Income Taxes

The income tax provision for the period is based on the effective tax rate expected to be applicable for the full year. The difference between the estimated effective tax rate of 39.1% and the Federal statutory rate of 35% primarily reflects the impact of state and foreign income taxes.

             MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                             DECEMBER 31, 1997


Note 4.  Earnings Per Share

                                                    For the Three Months Ended
                                                           December 31,
                                                    --------------------------
                                                       1997            1996
                                                       ----            ----
Numerator:
  Net income                                      $ 4,898,264     $ 4,304,408
                                                    =========       =========
Denominator:
  Weighted average number of
    common shares outstanding                       8,316,801       8,748,654

  Dilutive securities, primarily
    stock options                                     258,710         194,481
                                                    ---------       ---------
  Diluted weighted average number
    of common shares outstanding                    8,575,511       8,943,135
                                                    =========       =========

Basic earnings per share                                $ .59           $ .49
                                                         ====            ====

Diluted earnings per share                              $ .57           $ .48
                                                         ====            ====


Note 5.  Supplemental Cash Flow Information

Non-cash transactions for the period included contributions of property, plant and equipment valued at $715,000 and assumed liabilities, principally long-term debt and capital lease obligations, of $413,000 in the formation of Mavrick Cutting Dies, Inc., a 60%-owned subsidiary, on October 1, 1997.


Note 6.  Acquisitions

On October 1, 1997, the Company acquired for $480,000 cash the assets of Western Plasti-Type Co. ("Western"). On November 4, 1997, the Company acquired the common stock of Allied Reprographics, Inc. ("Allied") for $700,000 cash. Both Western and Allied are printing plate manufacturers located in Denver, Colorado. On November 3, 1997, the Company acquired for $1,400,000 cash the assets of Palomar Packaging, Inc. ("Palomar"), a manufacturer of printing plates and steel-rule cutting dies, located near San Diego, California. An additional amount up to $880,000 may be payable for Palomar during the five-year period from the acquisition date contingent on the attainment of certain operating performance levels. The Company has accounted for these acquisitions using the purchase method and, accordingly, recorded the acquired assets and liabilities at their estimated fair values at the acquisition dates. The excess of the purchase price over the fair value of the net assets has been recorded as goodwill to be amortized on a straight-line basis over 25 years.

             MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                             DECEMBER 31, 1997


Note 7.  Subsequent Event

In January 1998, the Company entered into an agreement for the purchase of certain assets of S&N Graphics, Inc. for approximately $1.6 million cash. S&N Graphics, Inc. is a St. Louis, Missouri manufacturer of printing plates and other marking devices with annual sales of approximately $2.0 million. The Company will account for this acquisition, which is expected to close by February 28, 1998, using the purchase method and, accordingly, will record the acquired assets at their estimated fair values at the acquisition date. The excess of the purchase price over the fair value of the assets will be recorded as goodwill to be amortized on a straight-line basis over 25 years.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement:

The following discussion should be read in conjunction with the consolidated financial statements and footnotes thereto included in this Quarterly Report on Form 10-Q and the Company's Annual Report on Form 10-K for the year ended September 30, 1997. Any forward-looking statements contained herein are included pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks and uncertainties that may cause the Company's actual results in future periods to be materially different from management's expectations. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove correct. Factors that could cause the Company's results to differ materially from the results discussed in such forward-looking statements principally include economic, competitive and technological factors beyond the Company's control.


Results of Operations

The following table sets forth certain income statement data of the Company expressed as a percentage of net sales for the periods indicated.

                               Three months ended         Years ended
                                  December 31,           September 30,
                               ------------------    --------------------
                                  1997    1996       1997    1996    1995
                                  ----    ----       ----    ----    ----
Sales                            100.0%  100.0%     100.0%  100.0%  100.0%
Gross profit                      42.9    44.3       44.1    44.6    44.8
Operating profit                  15.4    15.5       16.3    15.6    14.7
Income before income taxes        16.3    16.7       17.1    19.5    15.0
Net income                         9.9    10.1       10.4    11.8     9.3

Sales for the three months ended December 31, 1997 were $49.4 million and were $6.8 million, or 16.1%, higher than sales of $42.6 million for the quarter ended December 31, 1996. The sales increase for the first three months of fiscal 1998 principally resulted from higher sales in the Company's Graphic Systems segment. Sales for the Graphic Systems segment were up over 60% from the fiscal 1997 first quarter, reflecting the fiscal 1997 acquisitions of Tukaiz Communications L.L.C. (January 1997) and Carolina Repro-Graphic (May
1997), growth in the segment's sales volume, and fiscal 1998 first quarter acquisitions of Western Plasti-Type Co., Allied Reprographics, Inc. and Palomar Packaging, Inc. (See Acquisitions). Bronze segment sales for the first three months of fiscal 1998 increased approximately 3% from the same period a year ago. The higher level of sales for the current period reflected an increase in sales of cremation equipment and granite products. Sales for the Bronze segment increased over the prior period despite the expiration of the Company's contract with the U.S. Veteran's Administration as of September 30, 1997. Marking Products segment sales for the three months ended December 31, 1997 declined approximately 10% from the same period a year ago. The decline, which was expected, resulted from the sale of the segment's distribution operation in Australia in August 1997 which had historically produced marginal results for the Company.

Gross profit for the three months ended December 31, 1997 was $21.2 million, or 42.9% of sales, compared to $18.9 million, or 44.3% of sales, for the first three months of fiscal 1997. The increase in gross profit of $2.3 million, or 12.6%, resulted principally from higher sales in the Graphic Systems segment. Gross profit in the Bronze segment also improved slightly with its increased sales. Marking Products gross profit for the current quarter declined from the prior period primarily as a result of the sale of the segment's Australian operation. Consolidated gross profit as a percent of sales for the quarter ended December 31, 1997 was lower than the same period a year ago principally due to a change in product mix.

Selling and administrative expenses for the three months ended December 31, 1997 were $13.6 million, representing an increase of $1.4 million, or 11.1%, over $12.2 million for the fiscal 1997 first quarter. The increase in selling and administrative expenses from the prior period principally resulted from the acquisitions by the Graphic Systems segment during the past twelve months. Partially offsetting this increase was a reduction in Marking Products selling and administrative costs with the sale of its Australian subsidiary.

Operating profit for the three months ended December 31, 1997 was $7.6 million and was $1.0 million, or 15.1%, higher than the first three months of fiscal 1997. The increase in the Company's operating profit for the current quarter resulted primarily from higher sales in the Graphic Systems segment. The segment's acquisitions during the past twelve months and increased sales volume accounted for the segment's operating profit improvement. Operating profit for the Marking Products segment improved slightly for the quarter despite the sale of the segment's Australian operation in August 1997. The improvement resulted from higher sales and slightly lower selling and administrative costs in the segment's North American operations. Operating profit for the Bronze segment during the current period was only slightly lower than the same period a year ago despite the expiration of the Company's contract with the U.S. Veteran's Administration. The segment's operating results also reflected higher sales of cremation equipment and granite products for the quarter which were offset by slightly higher selling and administrative costs for the segment.

Investment income for the first quarter of fiscal 1998 was $668,000, compared to $604,000 for the first quarter of fiscal 1997. The increase reflected a higher rate of return on investments during the current period.

Interest expense for the three months ended December 31, 1997 was approximately $87,000, compared to $12,000 for the first three months of fiscal 1997. Interest expense principally related to the Company's capital lease obligations. Other income (deductions), net for the three months ended December 31, 1997 represented a net increase to pre-tax income of $112,000 compared to a net reduction of $96,000 for the first three months of fiscal 1997. The current period primarily reflected gains on the sale of various fixed assets.

Minority interest for the three months ended December 31, 1997 related to the Company's 50%-owned affiliate, Tukaiz Communications L.L.C., which was acquired in January 1997.

The Company's effective tax rate for the first quarter of fiscal 1998 was 39.1%, compared to 39.2% for the year ended September 30, 1997. The difference between the Company's effective tax rate and the Federal statutory rate of 35% primarily reflects the impact of state and foreign income taxes.


Liquidity and Capital Resources

Net cash provided by operating activities was $5.8 million for the three months ended December 31, 1997, compared to $5.7 million for the first three months of fiscal 1997. Operating cash flow for both periods primarily reflected net income for the respective quarters adjusted for depreciation and amortization and the payment of year-end compensation and profit distribution accruals.

Cash used in investing activities was approximately $4.0 million for the three months ended December 31, 1997 compared to $243,000 for the same period a year ago. Investing activities for the three months ended December 31, 1997 included the acquisitions of Western Plasti-Type Co. ($480,000), Allied Reprographics, Inc. ($700,000) and Palomar Packaging, Inc. ($1.4 million). See Acquisitions. In addition, fiscal 1998 first quarter investing activities included capital expenditures of $1.3 million. Investing activities for the fiscal 1997 first quarter primarily reflected capital expenditures of $1.4 million and proceeds from the net disposition of investments of $1.0 million. Capital spending for property, plant and equipment has averaged approximately $5.8 million for the last three fiscal years. The capital budget of the Company for fiscal 1998 is $10.9 million. The Company expects to generate sufficient cash from operations to fund all anticipated capital spending projects.

Cash used in financing activities for the three months ended December 31, 1997 was $6.8 million consisting principally of net treasury stock purchases of $5.5 million and the Company's quarterly dividend of $.085 per share. Cash used in financing activities for the three months ended December 31, 1996 was $2.6 million consisting of treasury stock purchases, the Company's quarterly dividend of $.08 per share and repayments under the Company's capital lease agreements. The Company currently has available lines of credit of approximately $13 million. There were no outstanding borrowings on any of the Company's lines of credit at December 31, 1997.

At December 31, 1997 and September 30, 1997 and 1996, the Company's current ratio was 1.8, 1.9 and 2.2, respectively. The Company had cash and cash equivalents at December 31, 1997 and September 30, 1997 of $14.6 million and $20.0 million, respectively. Net working capital at December 31, 1997 was $27.4 million. The Company believes that its current liquidity sources, combined with its operating cash flow and additional borrowing capacity, will be sufficient to meet its capital needs for the next 12 months.

Acquisitions

On October 1, 1997, the Company acquired for $480,000 cash the assets of Western Plasti-Type Co. ("Western"). On November 4, 1997, the Company acquired the common stock of Allied Reprographics, Inc. ("Allied") for $700,000 cash. Both Western and Allied are printing plate manufacturers located in Denver, Colorado. On November 3, 1997, the Company acquired for $1.4 million cash the assets of Palomar Packaging, Inc. ("Palomar"), a manufacturer of printing plates and steel-rule cutting dies, located near San Diego, California. An additional amount up to $880,000 may be payable for Palomar during the five-year period from the acquisition date contingent on the attainment of certain operating performance levels. The acquisitions of Western and Allied are designed to provide Matthews with a presence in the Colorado and surrounding markets which were not previously served by the Company. The acquisition of Palomar is designed to increase Matthews' presence in the growing marketplace for packaged products in southern California and northern Mexico. The Company has accounted for these acquisitions using the purchase method and, accordingly, recorded the acquired assets and liabilities at their estimated fair values at the acquisition dates. The excess of the purchase price over the fair value of the net assets has been recorded as goodwill to be amortized on a straight-line basis over 25 years.


Subsequent Event

In January 1998, the Company entered into an agreement for the purchase of certain assets of S&N Graphics, Inc. for approximately $1.6 million cash. S&N Graphics, Inc. is a St. Louis, Missouri manufacturer of printing plates and other marking devices with annual sales of approximately $2.0 million. The Company will account for this acquisition, which is expected to close by February 28, 1998, using the purchase method and, accordingly, will record the acquired assets at their estimated fair values at the acquisition date. The excess of the purchase price over the fair value of the assets will be recorded as goodwill to be amortized on a straight-line basis over 25 years. The acquisition is designed to increase Matthews' share of the St. Louis marketplace for prepress and printing plates in the flexible and corrugated packaging industries.

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




                                     MATTHEWS INTERNATIONAL CORPORATION
                                                (Registrant)




Date    2/11/98                                  D.M. Kelly
     -------------                -----------------------------------------
                                      D.M. Kelly, Chairman of the Board,
                                    President and Chief Executive Officer




Date    2/11/98                                  E.J. Boyle
     -------------                -----------------------------------------
                                  E. J. Boyle, Vice President, Accounting &
                                       Finance, Treasurer and Secretary