Form 10-Q
period 1998-03-31
MATTHEWS INTERNATIONAL CORP
filed 1998-05-15
CIK 63296

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  Form 10-Q


[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934


For The Quarterly Period Ended March 31, 1998

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

                        Yes [X]                No [ ]


The number of shares outstanding (pre-split) of each of the issuer's classes of common stock, as of the latest practicable date:

     Class of Common Stock                  Outstanding at April 30, 1998

   Class A - $1.00 par value                       6,650,492 shares
   Class B - $1.00 par value                       1,498,871 shares

       2                    PART I - FINANCIAL INFORMATION
                 MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                                                 March 31, 1998         September 30, 1997
                                                                 --------------         ------------------
ASSETS
Current assets:
Cash and cash equivalents                                          $ 18,128,291               $ 19,958,712
Short-term investments                                                5,642,239                  3,090,507
Accounts receivable                                                  30,761,602                 30,054,396
Inventories:
 Materials and finished goods                          $10,380,581                $10,482,503
 Labor and overhead in process                             855,084                    803,815
 Supplies                                                  374,765                    479,887
                                                        ----------                 ----------
                                                                     11,610,430                 11,766,205
Other current assets                                                  1,789,235                  2,219,631
                                                                     ----------                 ----------
  Total current assets                                               67,931,797                 67,089,451

Investments                                                          23,252,217                 30,771,594
Property, plant and equipment:  Cost                    74,347,647                 72,231,128
 Less accumulated depreciation                         (31,517,505)               (29,747,385)
                                                        ----------                 ----------
                                                                     42,830,142                 42,483,743
Deferred income taxes and other assets                               12,600,856                 12,316,481
Goodwill                                                             19,261,282                 16,543,121
                                                                    -----------                -----------
Total assets                                                       $165,876,294               $169,204,390
                                                                    ===========                ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Long-term debt, current maturities                                      780,257                    850,533
Accounts payable                                                      5,963,690                  5,854,582
Accrued compensation                                                 10,139,869                 11,244,999
Accrued income taxes                                                  3,790,214                  2,999,511
Customer prepayments                                                  8,082,774                  8,892,467
Other current liabilities                                             7,199,094                  6,204,991
                                                                     ----------                 ----------
 Total current liabilities                                           35,955,898                 36,047,083

Long-term debt                                                        1,842,668                  2,151,413
Estimated finishing costs                                             3,537,748                  3,309,098
Postretirement benefits                                              20,476,484                 20,676,282
Other liabilities                                                     3,590,300                  2,854,439

Shareholders' equity:
 Common stock:  Class A, par value $1.00                13,981,200                 13,769,718
                Class B, par value $1.00                 4,185,796                  4,397,278
 Other shareholders' equity                             82,306,200                 85,999,079
                                                        ----------                 ----------
                                                                    100,473,196                104,166,075
                                                                    -----------                -----------
Total liabilities and shareholders' equity                         $165,876,294               $169,204,390
                                                                    ===========                ===========
/TABLE

                 MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                                 Three Months Ended               Six Months Ended
                                      March 31,                       March 31,
                              -------------------------      --------------------------
                                 1998           1997             1998           1997
                                 ----           ----             ----           ----

Sales                       $ 51,563,344   $ 45,427,408     $101,003,798   $ 88,010,203

Cost of sales                 28,528,462     25,190,209       56,737,480     48,909,586
                              ----------     ----------      -----------     ----------

Gross Profit                  23,034,882     20,237,199       44,266,318     39,100,617

Selling and
  administrative expenses     14,148,285     12,351,992       27,763,402     24,601,652
                              ----------     ----------      -----------     ----------

Operating profit               8,886,597      7,885,207       16,502,916     14,498,965


Investment income                626,389        626,940        1,294,719      1,231,359

Interest expense                 (91,081)       (14,334)        (177,902)       (26,364)

Other income
  (deductions), net               (7,657)      (185,397)         103,974       (281,201)

Minority interest               (207,303)       (81,369)        (478,675)       (81,369)
                              ----------     ----------      -----------     ----------

Income before income taxes     9,206,945      8,231,047       17,245,032     15,341,390

Income taxes                   3,603,124      3,218,054        6,742,947      6,023,989
                              ----------     ----------      -----------     ----------

Net income                  $  5,603,821   $  5,012,993     $ 10,502,085   $  9,317,401
                              ==========     ==========      ===========     ==========



Basic earnings per share        $  .34         $  .29           $  .64         $  .54
                                 =====          =====            =====          =====

Diluted earnings per share      $  .33         $  .28           $  .62         $  .52
                                 =====          =====            =====          =====

Dividends per share             $.0425         $  .04           $ .085         $  .08
                                 =====          =====            =====          =====

                 MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                Six Months Ended
                                                                    March 31,
                                                           --------------------------
                                                              1998            1997
                                                              ----            ----
Cash flows from operating activities:
 Net income                                               $10,502,085     $ 9,317,401
 Adjustments to reconcile net income to net cash
   provided by operating activities:
  Depreciation and amortization                             3,763,153       2,700,291
  Deferred taxes                                             (791,263)        208,135
  Net (increase) decrease in working capital items            251,409      (4,483,005)
  Decrease in other noncurrent assets                         464,358       1,470,614
  Increase in estimated finishing costs                       228,650          93,466
  Increase in other liabilities                               433,400         450,339
  Decrease in postretirement benefits                        (199,798)       (328,085)
  (Gain) loss on sales of property, plant and equipment       (78,900)         82,281
  Net (gain) loss on investments                               25,277         (35,959)
  Effect of exchange rate changes on operations               152,102        (283,598)
                                                           ----------      ----------
    Net cash provided by operating activities              14,750,473       9,191,880
                                                           ----------      ----------
Cash flows from investing activities:
 Acquisitions of property, plant and equipment             (3,026,901)     (3,364,619)
 Proceeds from disposals of property,
   plant and equipment                                        331,164          14,920
 Acquisitions, net of cash acquired                        (4,300,026)     (3,892,198)
 Investments                                                 (893,611)       (952,961)
 Proceeds from disposition of investments                   6,041,275       7,206,173
 Collections on loans to officers and employees               253,007         280,777
                                                           ----------      ----------
    Net cash used in investing activities                  (1,595,092)       (707,908)
                                                           ----------      ----------
Cash flows from financing activities:
 Payments on long-term debt                                  (800,951)     (2,052,365)
 Proceeds from the sale of treasury stock                   2,130,410         776,625
 Purchases of treasury stock                              (14,436,759)     (7,736,276)
 Dividends paid                                            (1,465,301)     (1,382,596)
                                                           ----------      ----------
    Net cash used in financing activities                 (14,572,601)    (10,394,612)
                                                           ----------      ----------

Effect of exchange rate changes on cash                      (413,201)       (234,264)
                                                           ----------      ----------

Net decrease in cash and cash equivalents                 $(1,830,421)    $(2,144,904)
                                                           ==========      ==========
Supplemental Cash Flow Information:
 Cash paid during the period for:
   Interest                                               $   177,902    $     26,364
   Income Taxes                                             6,677,969       4,894,978

             MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               MARCH 31, 1998


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


Note 2.  Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information for commercial and industrial companies and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three-month and six-month periods ended March 31, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1997.

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

             MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                              MARCH 31, 1998


Note 4.  Earnings Per Share

                                 Three Months Ended               Six Months Ended
                                      March 31,                       March 31,
                              -------------------------      --------------------------
                                 1998           1997             1998           1997
                                 ----           ----             ----           ----
Numerator:
 Net income                  $ 5,603,821    $ 5,012,993      $10,502,085    $ 9,317,401
                               =========      =========       ==========      =========
Denominator:
 Weighted average common
  shares outstanding          16,431,434     17,326,653       16,533,645     17,404,903

 Dilutive securities,
  primarily stock options        403,820        413,064          453,706        413,064
                              ----------     ----------       ----------     ----------
 Diluted weighted average
  common shares outstanding   16,835,254     17,739,717       16,987,351     17,817,967
                              ==========     ==========       ==========     ==========

Basic earnings per share           $ .34          $ .29            $ .64          $ .54
                                     ===            ===             ====           ====

Diluted earnings per share         $ .33            .28            $ .62          $ .52
                                     ===            ===             ====           ====


Note 5.  Stock Split

On May 5, 1998, the Board of Directors declared a two-for-one stock split on the Company's Class A and Class B common stock in the form of a 100% stock distribution. The stock distribution is payable June 2, 1998 to shareholders of record on May 15, 1998. Shareholders' equity has been adjusted for all periods presented to give retroactive recognition to the stock split by reclassifying from additional paid-in capital and retained earnings to common stock the par value of the additional shares arising from the split. All per share amounts and numbers of shares have been adjusted in this report to reflect the stock split.


Note 6.  Supplemental Cash Flow Information

Non-cash transactions for the period included contributions of property, plant and equipment valued at $715,000 and assumed liabilities, principally long-term debt and capital lease obligations, of $413,000 in the formation of Mavrick Cutting Dies, Inc., a 60%-owned subsidiary, on October 1, 1997.

             MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                              MARCH 31, 1998


Note 7.  Acquisitions

On October 1, 1997, the Company acquired for $480,000 cash the assets of Western Plasti-Type Co. ("Western"). On November 4, 1997, the Company acquired the common stock of Allied Reprographics, Inc. ("Allied") for $700,000 cash. Both Western and Allied are printing plate manufacturers located in Denver, Colorado. On November 3, 1997, the Company acquired for $1,400,000 cash the assets of Palomar Packaging, Inc. ("Palomar"), a manufacturer of printing plates and steel-rule cutting dies, located near San Diego, California. An additional amount up to $880,000 may be payable for Palomar during the five-year period from the acquisition date contingent on the attainment of certain operating performance levels. On February 20, 1998, the Company acquired for $1,600,000 cash certain assets of S&N Graphics, Inc., a St. Louis, Missouri manufacturer of printing plates and other marking devices.

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


Results of Operations

The following table sets forth certain income statement data of the Company expressed as a percentage of net sales for the periods indicated.

                                Six months ended          Years ended
                                    March 31,            September 30,
                               ------------------    --------------------
                                  1998    1997       1997    1996    1995
                                  ----    ----       ----    ----    ----
Sales                            100.0%  100.0%     100.0%  100.0%  100.0%
Gross profit                      43.8    44.4       44.1    44.6    44.8
Operating profit                  16.3    16.5       16.3    15.6    14.7
Income before income taxes        17.1    17.4       17.1    19.5    15.0
Net income                        10.4    10.6       10.4    11.8     9.3

Sales for the six months ended March 31, 1998 were $101.0 million and were $13.0 million, or 14.8%, higher than sales of $88.0 million for the first six months of fiscal 1997. The sales increase for the first half of fiscal 1998 resulted from higher sales in the Company's Graphic Systems and Bronze segments. Sales for the Graphic Systems segment were up over 50% from the first six months of fiscal 1997 as a result of acquisitions completed during the past fifteen months. In fiscal 1997, the Company purchased a 50% interest in Tukaiz Communications L.L.C. (January 1997) and acquired 100% of the common stock of Carolina Repro-Graphic (May 1997). Fiscal 1998 acquisitions as of March 31, 1998 included Western Plasti-Type Co. (October 1997), Allied Reprographics, Inc. (November 1997), Palomar Packaging, Inc. (November 1997), and S&N Graphics, Inc. (February 1998). See "Acquisitions" for further discussion. Bronze segment sales for the first six months of fiscal 1998 increased approximately 8% from the same period a year ago as a result of higher unit volume. The higher level of sales for the current period reflected an increase in sales of bronze products, cremation equipment and granite products. Marking Products segment sales for the six months ended March 31, 1998 decreased 15% from the same period a year ago. The decline, which was expected, resulted from the sale of the segment's distribution operations in Australia (August 1997) and France (February 1998), both of which had historically produced marginal results for the Company.

Gross profit for the six months ended March 31, 1998 was $44.3 million, or 43.8% of sales, compared to $39.1 million, or 44.4% of sales, for the first six months of fiscal 1997. The increase in gross profit of $5.2 million, or 13.2%, resulted from higher sales in the Graphic Systems and Bronze segments. Marking Products gross profit for the six months ended March 31, 1998 declined from the prior period primarily as a result of the sale of the segment's distribution operations in Australia and France. Consolidated gross profit as a percent of sales for the first six months of fiscal 1998 was slightly lower than the same period a year ago principally due to a change in product mix.

Selling and administrative expenses for the six months ended March 31, 1998 were $27.8 million, representing an increase of $3.2 million, or 12.9%, over $24.6 million for the first six months of fiscal 1997. The increase in selling and administrative expenses from the prior period principally resulted from the acquisitions by the Graphic Systems segment during the past fifteen months. Partially offsetting this increase was a reduction in Marking Products selling and administrative costs with the sale of the segment's distribution operations in Australia and France. Selling and administrative expenses were 27.5% of sales for the first six months of fiscal 1998 compared to 27.9% for the same period a year ago.

Operating profit for the six months ended March 31, 1998 was $16.5 million and was $2.0 million, or 13.8%, higher than the first six months of fiscal 1997. The increase in the Company's operating profit for the current period reflected increases in all three of the Company's business segments. Operating profit for the Graphic Systems segment increased significantly over the prior period as a result of the Company's acquisitions. Bronze segment operating profit for the six months ended March 31, 1998 also increased over the same period a year ago reflecting higher sales volume. Operating profit for the Marking Products segment improved slightly for the quarter despite the sale of the segment's distribution operations in Australia and France. The improvement resulted from higher sales combined with lower selling and administrative costs in the segment's North American operations.

Investment income for the six months ended March 31, 1998 was $1.3 million, compared to $1.2 million for the first six months of fiscal 1997. The increase reflected a higher rate of return on investments during the current period.

Interest expense for the six months ended March 31, 1998 was $178,000, compared to $26,000 for the same period a year ago. Interest expense principally related to the Company's capital lease obligations. Other income (deductions), net for the first six months of fiscal 1998 represented a net increase to pre-tax income of $104,000 compared to a net reduction of $281,000 for the first half of fiscal 1997. The current period primarily reflected gains on the sale of various fixed assets.

Minority interest for the six months ended March 31, 1998 related to the Company's 50%-owned affiliate, Tukaiz Communications L.L.C., which was acquired in January 1997.

The Company's effective tax rate for the six months ended March 31, 1998 was 39.1%, compared to 39.2% for the year ended September 30, 1997. The difference between the Company's effective tax rate and the Federal statutory rate of 35% primarily reflects the impact of state and foreign income taxes.


Liquidity and Capital Resources

Net cash provided by operating activities was $14.8 million for the six months ended March 31, 1998, compared to $9.2 million for the first six months of fiscal 1997. Operating cash flow for both periods primarily reflected net income for the respective quarters adjusted for depreciation and amortization and the payment of year-end compensation and profit distribution accruals.

Cash used in investing activities was approximately $1.6 million for the six months ended March 31, 1998 compared to $708,000 for the same period a year ago. Investing activities for the current period included the acquisitions of Western Plasti-Type Co. ($480,000), Allied Reprographics, Inc. ($700,000), Palomar Packaging, Inc. ($1.4 million) and S&N Graphics, Inc. ($1.6 million). See "Acquisitions" for further discussion. In addition, investing activities for the six months ended March 31, 1998 included capital expenditures of $3.0 million and proceeds from the net disposition of investments of $5.1 million. Investing activities for the first six months of fiscal 1997 primarily included capital expenditures of $3.4 million, the purchase of a 50% interest in Tukaiz Communications L.L.C. and the net disposition of investments during the period of $6.3 million. Capital spending for property, plant and equipment has averaged approximately $5.8 million for the last three fiscal years. The capital budget of the Company for fiscal 1998 is $10.9 million.
The Company expects to generate sufficient cash from operations to fund all anticipated capital spending projects.

Cash used in financing activities for the six months ended March 31, 1998 was $14.6 million consisting of net treasury stock purchases of $12.3 million, dividends of $1.5 million and repayments under the Company's capital lease agreements of $801,000. Cash used in financing activities for the six months ended March 31, 1997 was $10.4 million consisting of net treasury stock purchases ($7.0 million), dividends ($1.4 million) and capital lease repayments ($2.0 million). The Company currently has available lines of credit of approximately $13 million. There were no outstanding borrowings on any of the Company's lines of credit at March 31, 1998.

On April 29, 1998, Matthews announced that the Board of Directors approved a continuation of the Company's stock repurchase program. Previously, the Board had approved repurchasing a total of one million shares (pre-split). This program has been substantially completed. The current authorization allows Matthews to purchase up to an additional 500,000 shares (pre-split) of the Company's Class A and Class B common stock. The buy-back program is designed to increase shareholder value, enlarge the Company's holdings of its Class A and Class B common stock, and add to earnings per share. Repurchased shares may be retained in treasury, utilized for acquisitions or reissued to employees or other purchasers.

At March 31, 1998 and September 30, 1997 and 1996, the Company's current ratio was 1.9, 1.9 and 2.2, respectively. The Company had cash and cash equivalents at March 31, 1998 and September 30, 1997 of $18.1 million and $20.0 million, respectively. Net working capital at March 31, 1998 was $32.0 million. The Company believes that its current liquidity sources, combined with its operating cash flow and additional borrowing capacity, will be sufficient to meet its capital needs for the next 12 months.


Stock Split

On May 5, 1998, the Board of Directors declared a two-for-one stock split on the Company's Class A and Class B common stock in the form of a 100% stock distribution. The stock distribution is payable June 2, 1998 to shareholders of record on May 15, 1998. Shareholders' equity has been adjusted for all periods presented to give retroactive recognition to the stock split by reclassifying from additional paid-in capital and retained earnings to common stock the par value of the additional shares arising from the split. All per share amounts and numbers of shares have been adjusted in this report to reflect the stock split.


Acquisitions

On October 1, 1997, the Company acquired for $480,000 cash the assets of Western Plasti-Type Co. ("Western"). On November 4, 1997, the Company acquired the common stock of Allied Reprographics, Inc. ("Allied") for $700,000 cash. Both Western and Allied are printing plate manufacturers located in Denver, Colorado. On November 3, 1997, the Company acquired for $1.4 million cash the assets of Palomar Packaging, Inc. ("Palomar"), a manufacturer of printing plates and steel-rule cutting dies, located near San Diego, California. An additional amount up to $880,000 may be payable for Palomar during the five-year period from the acquisition date contingent on the attainment of certain operating performance levels. On February 20, 1998, the Company acquired for $1,600,000 cash certain assets of S&N Graphics, Inc., a St. Louis, Missouri manufacturer of printing plates and other marking devices.

The acquisitions of Western and Allied are designed to provide Matthews with a presence in the Colorado and surrounding markets which were not previously served by the Company. The acquisition of Palomar is designed to increase Matthews' presence in the growing marketplace for packaged products in southern California and northern Mexico. The acquisition of S&N Graphics, Inc. is designed to increase Matthews' share of the St. Louis marketplace for prepress and printing plates in the flexible and corrugated packaging industries. The Company has accounted for these acquisitions using the purchase method and, accordingly, recorded the acquired assets and liabilities at their estimated fair values at the acquisition dates. The excess of the purchase price over the fair value of the net assets has been recorded as goodwill to be amortized on a straight-line basis over 25 years.

                         PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of the Shareholders of Matthews International Corporation was held on February 21, 1998. Total shares (pre-split) eligible for vote at such meeting were:
     Class A Common Stock (one vote per share)      6,455,811 shares
     Class B Common Stock (ten votes per share)     1,806,502 shares

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
                                                        Votes
                                            -----------------------------
                              Term                             Withhold
     Nominee               Expiration           For            Authority
     -------               ----------       -----------       -----------
     D.J. DeCarlo             2001           18,074,988          543,625
     R.J. Kavanaugh           2001           18,072,926          545,687
     J.P. O'Leary, Jr.        2001           18,510,020          108,593

     The terms of the following additional directors continued after the meeting: D.M. Kelly, G.D. Barefoot, T.N. Kennedy, J.L. Parker and W.J. Stallkamp. Mr. W.A. Coates, who served on the Board since 1992, retired from the Board effective February 21, 1998.


2.   Selection of Auditors:
     The shareholders voted to ratify the appointment by the Board of Directors of Coopers & Lybrand as independent certified public accountants to audit the records of the Company for the year ending September 30, 1998.
                     Votes For:           18,483,232
                     Votes Against:           65,305
                     Abstaining:              70,076

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




Date    5/15/98                                  D.M. Kelly
     -------------                -----------------------------------------
                                      D.M. Kelly, Chairman of the Board,
                                    President and Chief Executive Officer




Date    5/15/98                                  E.J. Boyle
     -------------                -----------------------------------------
                                  E. J. Boyle, Vice President, Accounting &
                                       Finance, Treasurer and Secretary