Form 10-Q
period 1998-06-30
MATTHEWS INTERNATIONAL CORP
filed 1998-08-13
CIK 63296

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  Form 10-Q


[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934


For The Quarterly Period Ended June 30, 1998

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

     Class of Common Stock                  Outstanding at July 31, 1998

   Class A - $1.00 par value                      13,084,225 shares
   Class B - $1.00 par value                       2,954,667 shares

       2                    PART I - FINANCIAL INFORMATION
                 MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                                                  June 30, 1998         September 30, 1997
                                                                  -------------         ------------------
ASSETS
Current assets:
Cash and cash equivalents                                          $ 20,492,675               $ 19,958,712
Short-term investments                                                5,003,341                  3,090,507
Accounts receivable                                                  31,771,847                 30,054,396
Inventories:
 Materials and finished goods                          $10,938,130                $10,482,503
 Labor and overhead in process                           1,230,508                    803,815
 Supplies                                                  334,864                    479,887
                                                        ----------                 ----------
                                                                     12,503,502                 11,766,205
Other current assets                                                  1,837,958                  2,219,631
                                                                     ----------                 ----------
  Total current assets                                               71,609,323                 67,089,451

Investments                                                          21,755,624                 30,771,594
Property, plant and equipment:  Cost                    77,988,044                 72,231,128
 Less accumulated depreciation                         (33,099,690)               (29,747,385)
                                                        ----------                 ----------
                                                                     44,888,354                 42,483,743
Deferred income taxes and other assets                               13,161,062                 12,316,481
Goodwill                                                             21,055,984                 16,543,121
                                                                    -----------                -----------
Total assets                                                       $172,470,347               $169,204,390
                                                                    ===========                ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Long-term debt, current maturities                                      784,874                    850,533
Accounts payable                                                      5,984,962                  5,854,582
Accrued compensation                                                 12,720,626                 11,244,999
Accrued income taxes                                                  4,803,526                  2,999,511
Customer prepayments                                                  7,626,660                  8,892,467
Other current liabilities                                             7,686,969                  6,204,991
                                                                     ----------                 ----------
 Total current liabilities                                           39,607,617                 36,047,083

Long-term debt                                                        1,637,991                  2,151,413
Estimated finishing costs                                             3,576,924                  3,309,098
Postretirement benefits                                              20,355,446                 20,676,282
Other liabilities                                                     7,637,416                  2,854,439

Shareholders' equity:
 Common stock:  Class A, par value $1.00                14,381,634                 13,769,718
                Class B, par value $1.00                 3,785,362                  4,397,278
 Other shareholders' equity                             81,487,957                 85,999,079
                                                        ----------                 ----------
                                                                     99,654,953                104,166,075
                                                                    -----------                -----------
Total liabilities and shareholders' equity                         $172,470,347               $169,204,390
                                                                    ===========                ===========
/TABLE

                 MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                                 Three Months Ended               Nine Months Ended
                                      June 30,                         June 30,
                              -------------------------      --------------------------
                                 1998           1997             1998           1997
                                 ----           ----             ----           ----

Sales                       $ 55,217,977   $ 51,736,477     $156,221,775   $139,746,680

Cost of sales                 30,157,581     28,893,420       86,895,061     77,803,006
                              ----------     ----------      -----------     ----------

Gross Profit                  25,060,396     22,843,057       69,326,714     61,943,674

Selling and
  administrative expenses     14,727,369     14,045,115       42,490,771     38,646,767
                              ----------     ----------      -----------     ----------

Operating profit              10,333,027      8,797,942       26,835,943     23,296,907


Investment income                584,965        542,119        1,879,684      1,773,478

Interest expense                (110,621)      (182,546)        (288,523)      (208,910)

Other income
  (deductions), net             (285,843)      (187,557)        (181,869)      (468,758)

Minority interest                 (3,717)       (71,480)        (482,392)      (152,849)
                              ----------     ----------      -----------     ----------

Income before income taxes    10,517,811      8,898,478       27,762,843     24,239,868

Income taxes                   4,135,929      3,413,870       10,878,876      9,437,859
                              ----------     ----------      -----------     ----------

Net income                   $ 6,381,882   $  5,484,608     $ 16,883,967   $ 14,802,009
                              ==========     ==========      ===========     ==========



Basic earnings per share        $  .39         $  .32           $ 1.03         $  .86
                                 =====          =====            =====          =====

Diluted earnings per share      $  .38         $  .31           $ 1.00         $  .83
                                 =====          =====            =====          =====

Dividends per share             $.0425         $  .04           $.1275         $  .12
                                 =====          =====            =====          =====

                 MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                Nine Months Ended
                                                                     June 30,
                                                           --------------------------
                                                              1998            1997
                                                              ----            ----
Cash flows from operating activities:
 Net income                                               $16,883,967     $14,802,009
 Adjustments to reconcile net income to net cash
   provided by operating activities:
  Depreciation and amortization                             5,850,195       4,307,582
  Deferred taxes                                             (851,349)        727,775
  Net increase in working capital items                     3,071,812       5,444,482
  Decrease in other noncurrent assets                         158,769       1,830,515
  Increase in estimated finishing costs                       267,826         181,173
  Increase in other liabilities                               782,007         526,167
  Decrease in postretirement benefits                        (320,836)       (499,703)
  (Gain) loss on sales of property, plant and equipment       (16,613)         83,238
  Net loss on investments                                      41,869          55,106
  Effect of exchange rate changes on operations               226,444        (457,405)
                                                           ----------      ----------
    Net cash provided by operating activities              26,094,091      27,000,939
                                                           ----------      ----------
Cash flows from investing activities:
 Acquisitions of property, plant and equipment             (5,057,529)     (4,185,153)
 Proceeds from disposals of property,
   plant and equipment                                        388,755          15,295
 Acquisitions, net of cash acquired                        (6,127,183)     (6,004,320)
 Investments                                               (1,271,543)     (1,414,305)
 Proceeds from disposition of investments                   8,559,636       7,226,741
 Collections on loans to officers and employees               346,596         392,955
                                                           ----------      ----------
    Net cash used in investing activities                  (3,161,268)     (3,968,787)
                                                           ----------      ----------
Cash flows from financing activities:
 Payments on long-term debt                                (1,001,011)     (4,139,209)
 Proceeds from the sale of treasury stock                   2,374,348         815,163
 Purchases of treasury stock                              (20,581,458)     (8,855,411)
 Dividends paid                                            (2,604,629)     (2,063,991)
                                                           ----------      ----------
    Net cash used in financing activities                 (21,812,750)    (14,243,448)
                                                           ----------      ----------

Effect of exchange rate changes on cash                      (586,110)       (404,131)
                                                           ----------      ----------

Net decrease in cash and cash equivalents                 $   533,963     $ 8,384,573
                                                           ==========      ==========
Supplemental Cash Flow Information:
 Cash paid during the period for:
   Interest                                               $   288,523    $    208,910
   Income Taxes                                             9,845,724       7,459,132

             MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               JUNE 30, 1998


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


Note 2.  Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information for commercial and industrial companies and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three-month and nine-month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1997.

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


Note 3.  Income Taxes

The income tax provision for the period is based on the effective tax rate expected to be applicable for the full year. The difference between the estimated effective tax rate of 39.2% and the Federal statutory rate of 35% primarily reflects the impact of state and foreign income taxes.

             MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                              JUNE 30, 1998


Note 4.  Earnings Per Share

                                 Three Months Ended               Nine Months Ended
                                      June 30,                         June 30,
                              -------------------------      --------------------------
                                 1998           1997             1998           1997
                                 ----           ----             ----           ----
Numerator:
 Net income                  $ 6,381,882    $ 5,484,608      $16,883,967    $14,802,009
                               =========      =========       ==========     ==========
Denominator:
 Weighted average common
  shares outstanding          16,219,037     17,068,503       16,430,678     17,300,496

 Dilutive securities,
  primarily stock options        412,878        514,086          440,103        514,086
                              ----------     ----------       ----------     ----------
 Diluted weighted average
  common shares outstanding   16,631,915     17,582,589       16,870,781     17,814,582
                              ==========     ==========       ==========     ==========

Basic earnings per share           $ .39          $ .32            $1.03          $ .86
                                     ===            ===             ====           ====

Diluted earnings per share         $ .38            .31            $1.00          $ .83
                                     ===            ===             ====           ====


Note 5.  Stock Split

On May 5, 1998, the Board of Directors declared a two-for-one stock split on the Company's Class A and Class B common stock in the form of a 100% stock distribution. The stock distribution was issued June 2, 1998 to shareholders of record on May 15, 1998. Shareholders' equity has been adjusted for all periods presented to give retroactive recognition to the stock split by reclassifying from additional paid-in capital and retained earnings to common stock the par value of the additional shares arising from the split. All per share amounts and numbers of shares have been adjusted in this report to reflect the stock split.


Note 6.  Supplemental Cash Flow Information

Non-cash transactions for the period included contributions of property, plant and equipment valued at $715,000 and assumed liabilities, principally long-term debt and capital lease obligations, of $413,000 in the formation of Mavrick Cutting Dies, Inc., a 60%-owned subsidiary, on October 1, 1997.

             MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                              JUNE 30, 1998


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

On May 22, 1998, Matthews acquired fifty percent of O.N.E. Color Communications, Inc. ("O.N.E."), a digital graphics service company. The other fifty percent will continue to be owned by its current shareholders. O.N.E., with annual sales of approximately $10 million, is headquartered in Oakland, California. The transaction was structured as an asset purchase with the purchase price consisting of $2,000,000 cash and the assumption of a 50% interest in certain of O.N.E.'s liabilities. The parties have each contributed their respective 50% interests into a newly-formed California limited liability company, O.N.E. Color Communications, L.L.C. An additional amount is payable by Matthews three years from the acquisition date contingent on the attainment of certain operating performance levels of the new company, with such payout to be not less than $400,000.

In addition, the purchase agreement requires Matthews to purchase the remaining fifty percent interest in O.N.E. Color Communications, L.L.C. no later than May 2004. The purchase price for the remaining interest is contingent on the attainment of certain operating performance levels of the new company with such payment to be not less than $4.5 million. The accounts of O.N.E. have been included in the consolidated financial statements of Matthews and a liability has been recorded for the present value of the minimum future payouts.

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


Results of Operations

The following table sets forth certain income statement data of the Company expressed as a percentage of net sales for the periods indicated.

                               Nine months ended          Years ended
                                    June 30,             September 30,
                               -----------------     --------------------
                                  1998    1997       1997    1996    1995
                                  ----    ----       ----    ----    ----
Sales                            100.0%  100.0%     100.0%  100.0%  100.0%
Gross profit                      44.4    44.3       44.1    44.6    44.8
Operating profit                  17.2    16.7       16.3    15.6    14.7
Income before income taxes        17.8    17.3       17.1    19.5    15.0
Net income                        10.8    10.6       10.4    11.8     9.3

Sales for the nine months ended June 30, 1998 were $156.2 million and were $16.5 million, or 11.8%, higher than sales of $139.7 million for the first nine months of fiscal 1997. The sales increase for the first nine months of fiscal 1998 resulted from higher sales in the Company's Graphic Systems and Bronze segments. Sales for the Graphic Systems segment were up 37% from the first nine months of fiscal 1997 primarily reflecting acquisitions. In fiscal 1997, the Company's acquisitions included the purchase of Carolina Repro-Graphic
(May 1997) and a 50% interest in Tukaiz Communications L.L.C. (January 1997). Sales for the segment also reflected several acquisitions completed during the current fiscal year (See "Acquisitions"). Bronze segment sales for the first nine months of fiscal 1998 increased 8% from the same period a year ago as a result of higher unit volume. The higher level of sales for the current period reflected an increase in sales of bronze and granite memorial products and cremation equipment. Marking Products segment sales for the nine months ended June 30, 1998 decreased 16% from the same period a year ago. The decline, which was expected, resulted from the sale of the segment's distribution operations in Australia (August 1997) and France (February 1998), both of which had historically produced marginal results for the Company. Sales for the segment's North American operations increased 3% compared to the same period last year.

Gross profit for the nine months ended June 30, 1998 was $69.3 million, or 44.4% of sales, compared to $61.9 million, or 44.3% of sales, for the first nine months of fiscal 1997. The increase in gross profit of $7.4 million, or 11.9%, resulted from higher sales in the Graphic Systems and Bronze segments. Marking Products gross profit for the nine months ended June 30, 1998 declined from the prior period primarily as a result of the sale of the segment's distribution operations in Australia and France. Consolidated gross profit as a percent of sales for the first nine months of fiscal 1998 was relatively consistent with the same period a year ago. Gross profit as a percent of sales for the Bronze segment increased for the period reflecting improvements in operating efficiencies. For the Graphic Systems segment, the gross profit percentage was slightly lower for the period due to changes in product mix.

Selling and administrative expenses for the nine months ended June 30, 1998 were $42.5 million, representing an increase of $3.9 million, or 10.0%, over $38.6 million for the first nine months of fiscal 1997. The increase in selling and administrative expenses from the prior period principally resulted from acquisitions by the Graphic Systems segment during the past 18 months. Partially offsetting this increase was a reduction in Marking Products selling and administrative costs with the sale of the segment's distribution operations in Australia and France. Consolidated selling and administrative expenses were 27.2% of sales for the first nine months of fiscal 1998 compared to 27.7% for the same period last year.

Operating profit for the nine months ended June 30, 1998 was $26.8 million and was $3.5 million, or 15.2%, higher than the first nine months of fiscal 1997. The growth in the Company's operating profit for the current period reflected increases in all three of the Company's business segments. Operating profit for the Graphic Systems segment increased significantly over the prior period as a result of the Company's acquisitions. Bronze segment operating profit for the nine months ended June 30, 1998 also increased over the same period a year ago reflecting higher sales and margins. In addition, operating profit for the Marking Products segment improved over the same period last year despite the sale of the segment's distribution operations in Australia and France. The improvement resulted from higher sales combined with lower selling and administrative costs in the segment's North American operations.

Investment income for the nine months ended June 30, 1998 was $1.9 million, compared to $1.8 million for the first nine months of fiscal 1997. The increase reflected a higher rate of return on investments during the current period.

Interest expense for the nine months ended June 30, 1998 was $289,000, compared to $209,000 for the same period a year ago. Interest expense principally related to the Company's capital lease obligations. Other income (deductions), net for the first nine months of fiscal 1998 represented a net reduction in pre-tax income of $182,000 compared to a net reduction of $469,000 for the first nine months of fiscal 1997. The current period includes gains on the sale of various fixed assets.

Minority interest for the nine months ended June 30, 1998 related to the Company's 50%-owned affiliate, Tukaiz Communications L.L.C., which was acquired in January 1997.

The Company's effective tax rate for the nine months ended June 30, 1998 was 39.2%, consistent with the effective rate of 39.2% for the year ended September 30, 1997. The difference between the Company's effective tax rate and the Federal statutory rate of 35% primarily reflects the impact of state and foreign income taxes.


Liquidity and Capital Resources

Net cash provided by operating activities was $26.1 million for the nine months ended June 30, 1998, compared to $27.0 million for the first nine months of fiscal 1997. Operating cash flow for both periods primarily reflected net income adjusted for depreciation and amortization and changes in various working capital items.

Cash used in investing activities was approximately $3.2 million for the nine months ended June 30, 1998 compared to $4.0 million for the same period a year ago. Investing activities for the current period included the acquisitions of Western Plasti-Type Co. ($480,000), Allied Reprographics, Inc. ($700,000), Palomar Packaging, Inc. ($1.4 million), S&N Graphics, Inc. ($1.6 million), and O.N.E. Color Communications, L.L.C. ($2.0 million). See "Acquisitions" for further discussion. In addition, investing activities for the nine months ended June 30, 1998 included capital expenditures of $5.1 million and proceeds from the net disposition of investments of $7.3 million. Investing activities for the first nine months of fiscal 1997 primarily included capital expenditures of $4.2 million, the acquisitions of Carolina Repro-Graphic and a 50% interest in Tukaiz Communications L.L.C. and the net disposition of investments during the period of $5.8 million. Capital spending for property, plant and equipment has averaged approximately $5.8 million for the last three fiscal years. The capital budget of the Company for fiscal 1998 is $10.9 million. The Company expects to generate sufficient cash from operations to fund all anticipated capital spending projects.

Cash used in financing activities for the nine months ended June 30, 1998 was $21.8 million consisting of net treasury stock purchases of $18.2 million, the Company's dividends of $.0425 per share for each of the first three quarters, which totaled $2.6 million, and repayments under the Company's capital lease agreements of $1.0 million. Cash used in financing activities for the nine months ended June 30, 1997 was $14.2 million consisting of net treasury stock purchases ($8.0 million), dividends of $.04 per share for each of the first three quarters ($2.1 million) and long-term debt repayments ($4.1 million). The Company currently has available lines of credit of approximately
$13 million. There were no outstanding borrowings on any of the Company's lines of credit at June 30, 1998.

On April 29, 1998, the Company announced the continuation of its stock repurchase program. Previously, the Company's Board of Directors had approved repurchasing a total of 2,000,000 (adjusted for the stock split), which has been substantially completed. The current authorization allows the Company to purchase up to an additional 1,000,000 shares of Matthews Class A and Class B common stock. The buy-back program is designed to increase shareholder value, enlarge the Company's holdings of its Class A and Class B common stock, and add to earnings per share. Repurchased shares may be retained in treasury, utilized for acquisitions or reissued to employees or other purchasers.

At June 30, 1998 and September 30, 1997 and 1996, the Company's current ratio was 1.8, 1.9 and 2.2, respectively. The Company had cash and cash equivalents at June 30, 1998 and September 30, 1997 of $20.5 million and $20.0 million, respectively. Net working capital at June 30, 1998 was $32.0 million. The Company believes that its current liquidity sources, combined with its operating cash flow and additional borrowing capacity, will be sufficient to meet its capital needs for the next 12 months.

Stock Split

On May 5, 1998, the Board of Directors declared a two-for-one stock split on the Company's Class A and Class B common stock in the form of a 100% stock distribution. The stock distribution was issued June 2, 1998 to shareholders of record on May 15, 1998. Shareholders' equity has been adjusted for all periods presented to give retroactive recognition to the stock split by reclassifying from additional paid-in capital and retained earnings to common stock the par value of the additional shares arising from the split. All per share amounts and numbers of shares have been adjusted in this report to reflect the stock split.


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

On May 22, 1998, Matthews acquired fifty percent of O.N.E. Color Communications, Inc. ("O.N.E."), a digital graphics service company. The other fifty percent will continue to be owned by its current shareholders. The transaction was structured as an asset purchase with the purchase price consisting of $2,000,000 cash and the assumption of a 50% interest in certain of O.N.E.'s liabilities. The parties have each contributed their respective 50% interests into a newly-formed California limited liability company, O.N.E. Color Communications, L.L.C. An additional amount is payable by Matthews three years from the acquisition date contingent on the attainment of certain operating performance levels of the new company, with such payout to be not less than $400,000.

In addition, the purchase agreement requires Matthews to purchase the remaining fifty percent interest in O.N.E. Color Communications, L.L.C. no later than May 2004. The purchase price for the remaining interest is contingent on the attainment of certain operating performance levels of the new company with such payment to be not less than $4.5 million. The accounts of O.N.E. have been included in the consolidated financial statements of Matthews and a liability has been recorded for the present value of the minimum future payouts.

O.N.E., with annual sales of approximately $10 million, is headquartered in Oakland, California and was formed 83 years ago. O.N.E. provides digital graphic services to advertising agencies and packaging markets. The combination of Matthews and O.N.E. is an integral part of Matthews' strategy to become a worldwide leader in advanced applications of digital graphics.

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

                         PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K


(a)  Exhibits

The following Exhibits to this report are filed herewith:

     Exhibit
       No.      Description
     -------    -----------

      10.1 Asset Purchase and Membership Interest Agreement among Mattone Holding Corp., O.N.E. Color Communications, Inc., O.N.E. Color Communications, L.L.C., Stephen Kozel, Kim Fogarty, Thomas Kozel and Peter Kozel

      10.2      O.N.E. Color Communications, L.L.C., Operating Agreement

       27       Financial Data Schedule (via EDGAR)




(b)  Reports on Form 8-K

A Form 8-K current report was filed by the Company on May 27, 1998 reporting under "Item 5 - Other Events" the following:

On May 22, 1998, Matthews International Corporation ("Matthews") acquired fifty percent of O.N.E. Color Communications, Inc. ("O.N.E."), a digital graphics service company. The other fifty percent of O.N.E. will continue to be owned by its current shareholders. The combination of Matthews and O.N.E. is an integral part of the Matthews strategy to become a worldwide leader in advanced applications of digital graphics.

O.N.E., with annual sales of approximately $10 million, is headquartered in Oakland, California and was formed 83 years ago. O.N.E. provides digital graphic services to advertising agencies and packaging markets.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                     MATTHEWS INTERNATIONAL CORPORATION
                                                (Registrant)




Date    8/13/98                                  D.M. Kelly
     -------------                -----------------------------------------
                                      D.M. Kelly, Chairman of the Board,
                                    President and Chief Executive Officer




Date    8/13/98                                  E.J. Boyle
     -------------                -----------------------------------------
                                  E. J. Boyle, Vice President, Accounting &
                                       Finance, Treasurer and Secretary