Form 10-K
period 1998-09-30
MATTHEWS INTERNATIONAL CORP
filed 1998-12-21
CIK 63296

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549
                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 1998
Commission File Numbers 0-9115 and 0-24494


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405a of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of November 30, 1998 was $454,000,000.

As of November 30, 1998, shares of common stock outstanding were:
               Class A Common Stock            13,141,600 shares
               Class B Common Stock             2,854,547 shares

Documents incorporated by reference:  None

The index to exhibits is on pages 67-69.

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


ITEM 1.  BUSINESS.

Matthews International Corporation, founded in 1850 and incorporated in Pennsylvania in 1902, is a designer, manufacturer and marketer principally of custom-made products which are used to identify people, places, products and events. The Company's products and operations are comprised of three business segments: Bronze, Graphics Imaging and Marking Products. The Bronze segment is a leading manufacturer of cast bronze memorial products, crematories and cremation-related products and a leading builder of mausoleums. The Graphics Imaging segment manufactures and provides printing plates, pre-press services and imaging systems for the corrugated and flexible packaging industries. The Marking Products segment designs, manufactures and distributes a wide range of marking equipment and consumables for identifying various consumer and industrial products, components and packaging containers. The following table sets forth sales and operating profit for the three business segments of the Company for the past three fiscal years.
                                    Fiscal Year Ended September 30,
                       --------------------------------------------------------
                            1998                 1997                1996
                       ---------------     ----------------     ---------------
                       Amount  Percent     Amount   Percent     Amount  Percent
                       ------  -------     ------   -------     ------  -------
                                        (Dollars in Thousands)
Sales to unaffiliated customers:
  Bronze             $106,273    50.2%   $ 96,384    50.9%    $ 84,529    49.2%
  Graphics Imaging     75,294    35.6      57,804    30.6       43,062    25.0
  Marking Products     30,055    14.2      34,981    18.5       44,387    25.8
                      -------   -----     -------   -----      -------   -----
  Total              $211,622   100.0%   $189,169   100.0%    $171,978   100.0%
                      =======   =====     =======   =====      =======   =====
Operating profit:
  Bronze               26,016    72.4      22,579    73.1       20,072    75.0
  Graphics Imaging      6,910    19.2       5,507    17.8        4,217    15.7
  Marking Products      3,003     8.4       2,801     9.1        2,482     9.3
                      -------   -----     -------   -----      -------   -----
  Total              $ 35,929   100.0%   $ 30,887   100.0%    $ 26,771   100.0%
                      =======   =====     =======   =====      =======   =====

Detailed financial information relating to business segments and to foreign and domestic operations is presented in Note 15 (Segment Information) to the Consolidated Financial Statements included in Part II of this Annual Report on Form 10-K.

In fiscal 1998, approximately 91% of the Company's sales were made from the United States, and 4%, 3% and 2% were made from Canada, Europe and Australia, respectively. Bronze segment products are sold throughout the world with the segment's principal operations located in the United States, Canada and Australia. Products and services of the Graphics Imaging segment are sold primarily in the United States and, beginning in September 1998, Germany through a 50%-owned affiliate. The Marking Products segment sells equipment and consumables directly to industrial consumers in the United States and internationally through the Company's wholly-owned subsidiaries in Canada and Sweden and through other foreign distributors. Matthews owns a minority interest in distributors in Asia, Australia, France, Germany and the United Kingdom.

The Company and its wholly-owned subsidiaries employ approximately 1,600 people. The Company's principal executive offices are located at Two NorthShore Center, Pittsburgh, Pennsylvania 15212 and its telephone number is
(412) 442-8200.

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

Memorial products, which comprise the majority of the Bronze segment's sales, include flush bronze memorials, flower vases, crypt letters, cremation urns, niche units and cemetery features, along with other related products. Flush bronze memorials, which represent approximately two-thirds of the segment's memorial product sales, are bronze plaques which contain vital information about a deceased individual such as name and birth and death dates. These memorials are used in cemeteries as an alternative to upright granite monuments. The memorials are even or "flush" with the ground and therefore are preferred by many cemeteries for easier mowing and other maintenance. In order to provide products for the granite memorial market, the Company's other memorial products include granite monuments as well as bronze plaques, letters, emblems, vases, lights and photoceramics that can be affixed to granite monuments, mausoleums and crypts. Principal customers for memorial products are cemeteries and memorial parks, which in turn sell the Company's products to the consumer.

The Bronze segment manufactures a full line of memorial products for cremation, including urns in a variety of sizes, styles and shapes. In addition, the Company manufactures bronze niche units which are comprised of numerous compartments used to display cremation urns in mausoleums and churches.

Bronze, continued:

Architectural products include cast bronze and aluminum plaques, etchings and letters that are used to recognize, commemorate and identify people, places, events and accomplishments. The Company's plaques are frequently used to identify the name of a building or the names of companies or individuals located within a building. Such products are also used to commemorate events or accomplishments, such as military service or financial donations. The principal markets for the segment's architectural products are corporations, fraternal organizations, contractors, churches, hospitals, schools and government agencies. These products are sold to and distributed through a network of independent dealers including sign suppliers, recognition companies and trophy dealers.

IEEC, which is headquartered in Orlando, Florida, is the leading North American designer and manufacturer of cremation equipment and cremation-related products. IEEC equipment and products are sold primarily to mortuary and cemetery facilities within North America, Europe and Asia.

In September 1998, Matthews purchased the assets of Gibraltar Mausoleum Construction Company, Inc. ("Gibraltar"), a subsidiary of Service Corporation International. Gibraltar, with annual sales of approximately $16 million, is headquartered in Indianapolis, Indiana and is a leading builder of mausoleums in the United States. The acquisition of Gibraltar is intended to expand Matthews' presence in the mausoleum entombment marketplace.

Raw materials used by the Bronze segment consist principally of bronze and aluminum ingot, sheet metal, coating materials, electrical components and construction materials and are generally available in adequate supply. Ingot is obtained from various North American and Australian smelters.


Graphics Imaging:

The Graphics Imaging segment provides printing plates, pre-press services and imaging systems to the corrugated and flexible packaging industries. The corrugated packaging industry consists of manufacturers of printed corrugated boxes and the flexible packaging industry consists of manufacturers of printed bags and other packaging products made of paper, film and foil.

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

Graphics Imaging, continued:

The Company works closely with manufacturers to provide the proper printing plates and tooling used to print the packaging to the user's specifications. The segment's printing plate products are made principally from photopolymer resin. Upon customer request, plates can be pre-mounted press-ready in a variety of configurations that maximize print quality and minimize press set-up time.

The segment also provides creative art design services to manufacturers of corrugated and flexible packaging and to end users of such packaging. Other products and services include pre-press preparation, such as computer-generated camera-ready art, negatives, films and master patterns; plate mounting accessories for the corrugated industry; various press aids designed to improve print quality; and rotary and flat cutting dies used to cut out intricately designed containers and point-of-purchase displays.

The Graphics Imaging segment customer base consists primarily of packaging industry manufacturers and "national accounts." National accounts are generally large, well-known consumer goods companies with a national presence that purchase their printing plates directly. These companies then provide their printing plates to the packaging industry manufacturer of their choice.

Matthews International Corporation owns a fifty percent interest in Tukaiz Communications L.L.C., a leading pre-press and pre-media firm based in Franklin Park, Illinois. A pre-press firm prepares art or digital files for printing or reproduction. The Company's services, which include creative design, audio, video, animation, multimedia, digital photography, web-site service and on-demand digital printing, are provided to ad agencies, manufacturers, printers and publishers.

On May 22, 1998, Matthews acquired fifty percent of O.N.E. Color
Communications, Inc., a digital graphics service company. O.N.E., with annual sales of approximately $10 million, is headquartered in Oakland, California and was formed 83 years ago. O.N.E. provides digital graphic services to advertising agencies and packaging markets.

On September 19, 1998, Matthews acquired fifty percent of S+T Gesellschaft fur Reprotechnik mbH ("S+T"). The operations of S+T, located in Julich, Germany, consist principally of flexographic printing preparation and the manufacture of photopolymer printing forms for the packaging industry.

The combination of the Company's Graphics Imaging business, Tukaiz, O.N.E. and S+T is an important part of the Matthews strategy to become a worldwide leader in the graphics industry and service existing multinational customers on a global basis.

Major raw materials for this segment's products include photopolymer resin, film, rubber and graphic art supplies. All such materials are presently available in adequate supply from various industry sources.

Marking Products:

The Marking Products segment designs, manufactures and distributes a wide range of marking equipment and consumables used by customers to identify various consumer and industrial products, components and packaging containers. Marking products range from simple handstamps made from special alloy steel to sophisticated microprocessor-based ink-jet printing systems. The Marking Products segment employs contact printing, indenting, ink-jet printing and laser marking to meet customer needs, sometimes using a combination of these marking methods.

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

The principal customers for the Company's marking products include food and beverage processors, metal fabricators, producers of health and beauty products and manufacturers of textiles, plastic, rubber and building products. A large percentage of the segment's sales are outside the United States and are distributed through the Company's wholly-owned subsidiaries in Canada and Sweden in addition to other international distributors. Matthews owns a minority interest in distributors in Asia, Australia, France, Germany and the United Kingdom.

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

COMPETITION:

Bronze:

Competition from other bronze memorial manufacturers, which is intense, is on the basis of reputation, product quality, delivery, price and design availability. The Company also competes with upright granite monument and flush granite memorial providers. The Company and its two major bronze competitors account for a substantial portion of the bronze memorial market. The Company believes that its superior quality, broad product lines, innovative designs, delivery capability, customer responsiveness, experienced personnel and customer oriented merchandising systems are competitive advantages in its markets. Competitors in the architectural market are numerous and include companies that manufacture cast and painted signs, plastic materials and other fabricated products. The Company competes with several manufacturers in the crematory market principally on the basis of product quality and price. Competition in the mausoleum construction industry includes various construction companies throughout North America and is on the basis of design, quality and price.

Graphics Imaging:

Graphics Imaging is one of several manufacturers of printing plates and providers of pre-press services with a national presence. The segment competes in a fragmented industry consisting of a few multi-plant regional printing plate suppliers and a large number of local one-plant companies located across the United States. Competition is on the basis of price, timeliness of delivery and product quality. The Company differentiates itself from the competition by consistently meeting customer demands and its ability to service customers nationwide.

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


BACKLOG:

Because the nature of the Company's business is custom products made to order with short lead times, backlogs are not generally material in any segment of the Company's operations except for IEEC and Marking Products. Backlogs in IEEC generally vary in the range of four to eight months of sales. Backlogs in the Marking Products segment can vary in a range up to six weeks of sales.

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

The Clean Air Act Amendments of 1990 are not expected to impact two of the Company's operating segments, Graphics Imaging and Marking Products. In the United States, the Company's Bronze segment operates four nonferrous foundries, none of which is within the "major source" industry category as defined by the Environmental Protection Agency. As such, it is believed that the Bronze segment operations will be regulated as "area sources" at certain locations.
No material capital expenditures are anticipated within the next few years as a result of the Clean Air Act Amendments.

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

ITEM 2.  PROPERTIES.

The principal properties of the Company are as follows (properties are owned by the Company except as noted):

Location                     Description of Property               Square Feet
--------                     -----------------------               -----------
Bronze:
  Pittsburgh, PA             Manufacturing / Division Offices         94,000
  Apopka, FL                 Manufacturing                            40,000
  Melbourne, Australia       Manufacturing                            26,000(1)
  Milton, Ontario, Canada    Manufacturing                            30,000
  Nashotah, WI               Sales                                     8,000(1)
  Searcy, AR                 Manufacturing                            84,000
  Seneca Falls, NY           Manufacturing                            21,000
  Sun City, CA               Manufacturing                            24,000

Graphics Imaging:
  Pittsburgh, PA             Manufacturing / Division Offices         56,000
  Atlanta, GA                Manufacturing                            16,000
  Cranberry Twp., PA         Manufacturing                            15,000(1)
  Dallas, TX                 Manufacturing                            15,000(1)
  Denver, CO                 Manufacturing                            12,000(1)
  Escondido, CA              Manufacturing                            15,600(1)
  High Point, NC             Manufacturing                            34,700(1)
  LaPalma, CA                Manufacturing                            22,000
  St. Louis, MO              Manufacturing                            24,000

Marking Products:
  Pittsburgh, PA             Manufacturing / Division Offices         67,000
  Pittsburgh, PA             Ink Manufacturing                        18,000
  Gothenburg, Sweden         Manufacturing / Distribution             28,000(1)

Corporate Office:
  Pittsburgh, PA             General Offices                          48,000(2)


(1) These properties are leased by the Company under operating lease arrangements. Rent expense incurred by the Company for leased facilities was $691,000 in fiscal 1998.

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

ITEM 3.  LEGAL PROCEEDINGS.

The Company is party to various legal proceedings generally incidental to its business. The eventual outcome of these matters is not predictable and it is possible that their resolution could be unfavorable to the Company. Although the ultimate disposition of these proceedings is not presently determinable, management is of the opinion that the matters should not result in liabilities in an amount which would materially affect the consolidated financial position, annual results of operations or cash flows of the Company.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the Company's security holders during the fourth quarter of fiscal year 1998.

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

On May 5, 1998, the Board of Directors declared a two-for-one stock split on the Company's Class A and Class B common stock in the form of a 100% stock distribution. The stock distribution was issued June 2, 1998 to shareholders of record on May 15, 1998. Shareholders' equity has been adjusted for the stock split by reclassifying from additional paid-in capital and retained earnings to common stock the par value of the additional shares arising from the split. All per share amounts and numbers of shares have been adjusted in this report to reflect the stock split.

The Company's Class A Common Stock is traded on the NASDAQ National Market System. The following table sets forth the high, low and closing prices as reported by NASDAQ (adjusted for the stock split) for the periods indicated:

                                               High        Low      Close
                                               ----        ---      -----
     Fiscal 1998:
     Quarter ended:  September 30, 1998       $29.00     $21.25    $25.00
                     June 30, 1998             27.25      20.00     24.56
                     March 31, 1998            22.50      19.50     20.00
                     December 31, 1997         23.00      18.75     22.00

     Fiscal 1997:
     Quarter ended:  September 30, 1997       $20.63     $17.75    $19.88
                     June 30, 1997             18.25      14.44     18.25
                     March 31, 1997            15.50      14.13     15.22
                     December 31, 1996         15.38      13.88     14.13


In April 1998, the Company announced the continuation of its stock repurchase program. Previously, the Company's Board of Directors had approved repurchasing a total of 2,000,000 shares (adjusted for the stock split) of Matthews Class A and Class B Common Stock, which has been completed. The current authorization allows the Company to purchase up to an additional 1,000,000 shares. The buy-back program, which originated in fiscal 1996, is designed to increase shareholder value, enlarge the Company's holdings of its Class A and Class B Common Stock, and add to earnings per share. Repurchased shares may be retained in treasury, utilized for acquisitions, or reissued to employees or other purchasers, subject to the restrictions of the Restated Articles of Incorporation.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS, continued.

(a)  Market Information, continued:

In conjunction with the buy-back program, the Company invoked the provisions of the Fifth Article of its Restated Articles of Incorporation. Such Article provides (among other things) that any shareholder wishing to sell or convert any Class B common shares must first offer such shares to the Company for redemption. The Company will then have an option to purchase such shares for a 24-hour period.


(b)  Holders:

The number of registered holders of the Company's common stock at November 30, 1998 was as follows:
           Class A Common Stock                       476
           Class B Common Stock                       287


(c)  Dividends:

A quarterly dividend of $.045 per share was paid for the fourth quarter of fiscal 1998 to shareholders of record on October 30, 1998. The Company paid quarterly dividends of $.0425 per share for the first three quarters of fiscal 1998 and the fourth quarter of fiscal 1997. The Company paid quarterly dividends of $.04 per share for the first three quarters of fiscal 1997.

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

ITEM 6.  SELECTED FINANCIAL DATA.

                                                       Years ended September 30,
                                  -------------------------------------------------------------------
                                     1998          1997          1996(1)       1995          1994
                                  -----------   -----------   -----------   -----------   -----------
                                           (Not Covered by Report of Independent Accountants)
Net sales                        $211,622,057  $189,168,640  $171,977,619  $166,747,781  $158,700,158

Gross profit                       93,050,222    83,500,886    76,640,900    74,729,267    71,613,709

Operating profit                   35,928,944    30,887,395    26,771,380    24,457,704    23,908,940

Interest expense                      466,304       337,375       131,364       104,820       309,939


Income before income taxes         37,132,283    32,297,897    33,522,616    25,079,263    23,705,257

Income taxes                       14,630,591    12,671,833    13,265,062     9,628,028     9,677,091
                                   ----------    ----------    ----------    ----------    ----------

Net income                       $ 22,501,692  $ 19,626,064  $ 20,257,554   $15,451,235  $ 14,028,166
                                   ==========    ==========    ==========    ==========    ==========

Earnings per common share:
 Basic                               $  1.38       $  1.14       $  1.14       $   .87       $   .78
 Diluted                                1.34          1.11          1.11           .87           .78

Weighted average common
 shares outstanding:
 Basic                             16,336,359    17,194,073    17,781,824    17,700,700    17,964,706
 Diluted                           16,770,214    17,696,793    18,213,866    17,840,012    17,964,706

Cash dividends per share                 .173          .163          .145          .125          .05

Total assets                     $187,205,764  $169,204,390  $153,411,709  $138,206,376  $120,683,005
Long-term debt, noncurrent          1,434,679     2,151,413         -           270,092       745,616

(1)  Fiscal 1996 included after-tax income of $2.9 million ($.16 per share - diluted) which consisted of a gain on the sale of Sunland Memorial Park, Inc., the write-off of the remaining goodwill of
     Matthews Swedot AB and certain other non-operating charges.  See "Management's Discussion and
     Analysis of Financial Condition and Results of Operations."
/TABLE

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

                                       Years Ended
                                      September 30,           Percentage Change
                                 ----------------------       -----------------
                                                               1998-     1997-
                                 1998     1997     1996         1997      1996
                                 ----     ----     ----        -----     -----
Sales                           100.0%   100.0%   100.0%        11.9%     10.0%
Gross profit                     44.0     44.1     44.6         11.4       9.0
Operating profit                 17.0     16.3     15.6         16.3      15.4
Income before taxes              17.5     17.1     19.5         15.0      (3.7)
Net income                       10.6     10.4     11.8         14.7      (3.1)


Comparison of Fiscal 1998 and Fiscal 1997:

Sales for the year ended September 30, 1998 were $211.6 million and were $22.4 million, or 11.9%, higher than sales of $189.2 million for the year ended September 30, 1997. The sales increase for fiscal 1998 resulted from higher sales in the Company's Graphics Imaging and Bronze segments. Sales for the Graphics Imaging segment were $75.3 million, an increase of $17.5 million, or 30%, above fiscal 1997 primarily reflecting acquisitions completed during the past two fiscal years. In fiscal 1997, the Company's acquisitions included the purchase of Carolina Repro-Graphic ("Carolina") in May 1997 and a fifty percent interest in Tukaiz Communications L.L.C. ("Tukaiz") in January 1997. In fiscal 1998, the Company's acquisitions included Western Plasti-Type, Inc. (October
1997), Allied Reprographics, Inc. (November 1997), Palomar Packaging, Inc. (November 1997), S&N Graphics, Inc. (February 1998) and a fifty percent interest in O.N.E. Color Communications, Inc. (May 1998). See "Acquisitions and Dispositions" for further discussion. Bronze segment sales for the year ended September 30, 1998 were $106.3 million, representing an increase of $9.9 million, or 10%, over fiscal 1997. The higher level of sales for fiscal 1998 mainly reflected an increase in the unit volumes of bronze and granite memorial products. In addition, sales of cremation equipment and cremation-related products by the Company's wholly-owned subsidiary, Industrial Equipment and Engineering Company ("IEEC"), increased for the year. Sales for the Marking Products segment in fiscal 1998 were $30.1 million, representing a decrease of $4.9 million, or 14%, below fiscal 1997. The decline, which was expected, resulted from the sale of the segment's distribution operations in Australia (August 1997) and France (February 1998), both of which had historically produced marginal results for the Company. Sales for the segment's North American operations increased 4% compared to fiscal 1997. Excluding the effect of the divestitures in France and Australia, consolidated sales for the Company increased 15% over fiscal 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued.

Comparison of Fiscal 1998 and Fiscal 1997, continued:

Gross profit for the year ended September 30, 1998 was $93.1 million, or 44.0% of sales, compared to $83.5 million, or 44.1% of sales, for the year ended September 30, 1997. The increase in gross profit of $9.6 million, or 11.4%, resulted from higher sales for the Graphics Imaging segment and increased sales and an improvement in the gross margin percentage for the Bronze segment. Marking Products gross profit for the year ended September 30, 1998 declined from the prior year reflecting the divestitures of the segment's distribution operations in Australia and France. Consolidated gross profit as a percent of sales for fiscal 1998 was relatively consistent with the prior year. Gross profit as a percent of sales for the Bronze segment increased for the year reflecting improvements in sales volume and operating efficiencies. For the Graphics Imaging and Marking Products segments, the gross profit percentage was slightly lower for the year due to changes in product mix.

Selling and administrative expenses for the year ended September 30, 1998 were $57.1 million, representing an increase of $4.5 million, or 8.6%, over $52.6 million for the year ended September 30, 1997. The increase in selling and administrative expenses from the prior year principally resulted from acquisitions by the Graphics Imaging segment during the last two fiscal years. In addition, selling costs for the Bronze segment were higher for the year reflecting increased marketing and promotional expenses. Partially offsetting these increases was a reduction in Marking Products selling and administrative costs resulting from the sale of the segment's distribution operations in Australia and France. Consolidated selling and administrative expenses were 27.0% of sales for fiscal 1998 compared to 27.8% for fiscal 1997.

Operating profit for the year ended September 30, 1998 was $35.9 million and was $5.0 million, or 16.3%, higher than operating profit of $30.9 million for fiscal 1997. The growth in the Company's operating profit for fiscal 1998 reflected increases in all three of the Company's business segments. Operating profit for the Graphics Imaging segment was $6.9 million, representing an increase of $1.4 million, or 25.5%, over the prior year. The increase was primarily the result of the segment's acquisitions. Bronze segment operating profit for the year ended September 30, 1998 was $26.0 million, representing an increase of $3.4 million, or 15.2%, over fiscal 1997. The increase in Bronze operating profit primarily reflected the segment's higher sales volume for the year combined with improved cost-price relationships for some products. Operating profit for the Marking Products segment also improved over last year despite the sale of the segment's distribution operations in Australia and France. The segment's operating profit was $3.0 million for the year ended September 30, 1998, representing an increase of 7.2% over fiscal 1997 operating profit of $2.8 million. The improvement, which represented the fifth consecutive year of profit improvement for the segment, resulted from higher sales combined with lower selling costs in the segment's North American operations.

Investment income for the year ended September 30, 1998 was $2.5 million, compared to $2.5 million for the year ended September 30, 1997. The Company's average cash and investment balances were lower during fiscal 1998 as a result of acquisitions and stock repurchases (See "Liquidity and Capital Resources"). The effect on investment income of the lower average cash and investment balances was offset by a higher rate of return on investments.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued.

Comparison of Fiscal 1998 and Fiscal 1997, continued:

Interest expense for the year ended September 30, 1998 was $466,000, compared to $337,000 for fiscal 1997. Interest expense was principally related to the Company's capital lease obligations. Other income (deductions), net for the year ended September 30, 1998 represented a net reduction in pre-tax income of $382,000 compared to a net reduction of $318,000 for fiscal 1997.

Minority interest for the year ended September 30, 1998 related to the Company's 50%-owned affiliate, Tukaiz Communications L.L.C., which was acquired in January 1997.

The Company's effective tax rate for the year ended September 30, 1998 was 39.4%, compared to an effective rate of 39.2% for the year ended September 30, 1997. The difference between the Company's fiscal 1998 effective tax rate and the Federal statutory rate of 35% primarily reflected the impact of state income taxes.


Comparison of Fiscal 1997 and Fiscal 1996:

Sales for the year ended September 30, 1997 were $189.2 million and were $17.2 million, or 10.0%, higher than sales of $172.0 million for the year ended September 30, 1996. The increase for fiscal 1997 reflected higher sales in the Company's Bronze and Graphics Imaging segments. Bronze segment sales were $96.4 million for fiscal 1997 representing an increase of $11.9 million, or 14%, over fiscal 1996. The increase primarily reflected higher volume of memorial products as well as sales by IEEC of crematories and cremation-related products. Fiscal 1997 revenues of IEEC, which was acquired in March 1996, also included sales of All Crematory Corporation, which was acquired in August 1996. Sales for the Bronze segment increased over fiscal 1996 despite the absence of Sunland Memorial Park, Inc. which was sold in January 1996. Graphics Imaging segment sales for the year ended September 30, 1997 were $57.8 million, representing an increase of $14.7 million, or 34%, over fiscal 1996. The sales growth over fiscal 1996 resulted primarily from the acquisitions of Carolina (May 1997) and a 50% interest in Tukaiz (January 1997). For the year ended January 31, 1997, Tukaiz reported sales of $16.4 million and, for the year ended December 31, 1996, Carolina reported sales of $3.7 million. Marking Products sales for the year ended September 30, 1997 were $35.0 million representing a decrease of $9.4 million, or 21%, below fiscal 1996. The decrease in sales resulted from the sale of the segment's label printer application business in September 1996 and the Company's decision in September 1996 to liquidate its German subsidiary. The label printer application business had historically produced marginal results for the Company and the German subsidiary had accumulated significant losses in previous years.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued.

Comparison of Fiscal 1997 and Fiscal 1996, continued:

Gross profit for the year ended September 30, 1997 was $83.5 million, or 44.1% of sales, compared to $76.6 million, or 44.6% of sales, for fiscal 1996. The increase in gross profit of $6.9 million, or 9.0%, was attributable to higher gross profits in the Bronze and Graphics Imaging segments. Bronze gross profit improved 15% as a result of higher sales of bronze memorials and the additional sales related to the IEEC and All Crematory Corporation acquisitions. Bronze gross profit as a percent of sales improved slightly for the year as a result of the increased sales of memorial products. Gross profit for the Graphics Imaging segment increased approximately 30% over fiscal 1996 as a result of the acquisitions of Tukaiz and Carolina. Graphics Imaging gross profit as a percent of sales declined for the year principally due to changes in product mix. Marking Products gross profit declined 22% from fiscal 1996 as a result of lower sales, but the segment's gross profit as a percent of sales remained relatively unchanged.

Selling and administrative expenses for the year ended September 30, 1997 were $52.6 million, representing an increase of $2.7 million, or 5.5%, over selling and administrative expenses of $49.9 million for fiscal 1996. Selling and administrative expenses for the Bronze segment increased over fiscal 1996 primarily reflecting the additions of IEEC and All Crematory Corporation. Graphics Imaging expenses also increased for the year reflecting the acquisitions of Tukaiz and Carolina. These increases were partially offset by reductions in Marking Products selling and administrative costs due to the disposition of the label printer application business and the liquidation of the German subsidiary.

Operating profit for the year ended September 30, 1997 was $30.9 million and was $4.1 million, or 15.4%, higher than fiscal 1996 operating profit of $26.8 million. The increase in consolidated operating profit resulted from improvements in all three of the Company's business segments. Operating profit for the Bronze segment was $22.6 million for fiscal 1997 representing an increase of $2.5 million, or 12%, over fiscal 1996 operating profit of $20.1 million. The higher level of operating profit was due primarily to an increase in the segment's sales of memorial and cremation products. Graphics Imaging operating profit was $5.5 million for the year ended September 30, 1997 representing an increase of $1.3 million, or 31%, over fiscal 1996. The increase over fiscal 1996 reflected the acquisitions of Tukaiz and Carolina. Operating profit for the Marking Products segment was $2.8 million for fiscal 1997 representing an increase of approximately $300,000, or 13%, over fiscal 1996. The segment's operating profit improvement was due principally to the absence of losses of the German subsidiary. Consolidated operating profit for the year ended September 30, 1997 also reflected the favorable impact of changes to the retiree medical plan. These changes, which provided additional plan options while limiting future Company contributions to retiree benefits, reduced net periodic postretirement benefit cost from fiscal 1996. This reduction was partially offset by costs associated with the Company's implementation of a 401(k) employee savings plan and related Company contributions.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued.

Comparison of Fiscal 1997 and Fiscal 1996, continued:

Investment income for the year ended September 30, 1997 was $2.5 million, representing a reduction of 5.4% from fiscal 1996 investment income of $2.6 million. The slight decrease principally reflected fluctuations in the average cash and investment position during fiscal 1997 as a result of the Company's stock repurchase program and acquisitions.

Interest expense for the year ended September 30, 1997 was $337,000, compared to $131,000 for fiscal 1996. The increase in interest expense for fiscal 1997 reflected the capital lease obligations assumed in connection with the acquisition of Tukaiz.

Other income (deductions), net for the year ended September 30, 1997 represented a net reduction to pre-tax income of $318,000 compared to a net increase of $4.3 million for fiscal 1996. Other income for fiscal 1996 included a $9.4 million pre-tax gain on the sale of Sunland Memorial Park, Inc. This gain was partially offset by the write-off of the remaining goodwill with respect to the Company's investment in its Swedish subsidiary and a charge for certain other non-operating expenses during the year.

The Company's effective tax rate for the year ended September 30, 1997 was 39.2% compared to 39.6% for fiscal 1996. The decline from fiscal 1996 primarily reflected changes in the effect of foreign taxes. The difference between the Company's effective tax rate and the Federal statutory rate of 35% primarily reflected the impact of state and foreign income taxes.


Comparison of Fiscal 1996 and Fiscal 1995:

Sales for the year ended September 30, 1996 were $172.0 million and were $5.3 million, or 3.1%, higher than sales of $166.7 million for the year ended September 30, 1995. The increase in fiscal 1996 principally resulted from higher sales in the Bronze segment and slight increases in the Graphics Imaging and Marking Products segments. Bronze segment sales for the year were up
$4.5 million, or 5.6% over fiscal 1995 despite the sale of Sunland Memorial Park, Inc. ("Sunland") in January 1996. Sunland sales were 6.5% of the segment's total sales in fiscal 1995. Fiscal 1996 Bronze segment sales reflected increases in both price and unit volume as well as additional sales from IEEC which was acquired in March 1996, and All Crematory Corporation, which was acquired in August 1996. Sales for the Graphics Imaging segment increased $700,000, or 1.7%, over fiscal 1995. Marking Products sales in fiscal 1996 were up less than 1.0% over the prior year. The segment's international sales increased 5% over fiscal 1995 reflecting higher demand in Europe and Australia which more than offset a decline in North American sales.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued.

Comparison of Fiscal 1996 and Fiscal 1995, continued:

Gross profit for the year ended September 30, 1996 was $76.6 million, or 44.6% of sales, compared to $74.7 million, or 44.8% of sales, for the year ended September 30, 1995. The increase in gross profit of $1.9 million, or 2.6%, was attributable principally to higher gross profit in the Bronze segment. Bronze segment gross profit increased as a result of higher sales and its gross profit percentage improved slightly over the prior year. Graphics Imaging gross profit improved slightly from the prior year also reflecting its higher sales for the year. Marking Products gross profit for year ended September 30, 1996 was approximately 2.0% lower than fiscal 1995 reflecting lower sales in North America and lower margins in Germany.

Selling and administrative expenses for the year ended September 30, 1996 were $49.9 million, representing a decrease of $400,000 from $50.3 million for the year ended September 30, 1995. The reduction in selling and administrative costs for fiscal 1996 reflected the absence of Sunland, which was sold in January 1996, and the discontinuance of the Company's Italian operations effective November 1, 1995. North American selling costs of the Marking Products segment also declined for the period on lower sales volume. Higher sales and marketing costs in the Bronze and Graphics Imaging segments and the selling and administrative costs of Industrial Equipment and Engineering Company, Inc. partially offset these declines.

Operating profit for the year ended September 30, 1996 was $26.8 million and was $2.3 million, or 9.5%, higher than operating profit of $24.5 million for the year ended September 30, 1995. The higher operating profit for fiscal 1996 principally reflected increases in the Bronze and Marking Products segments. The Bronze segment recorded the largest increase, $1.9 million, or 10.5% over fiscal 1995, due principally to higher sales and related gross profit. Operating profit improvement for the Marking Products segment reflected the increase in international sales combined with lower North American selling expenses. Graphics Imaging operating profit was relatively unchanged from fiscal 1995.

Investment income for the year ended September 30, 1996 was $2.6 million compared to $1.6 million for fiscal 1995. The increase reflected the Company's higher cash and investment position during fiscal 1996 and a higher rate of return (see "Liquidity and Capital Resources"). Interest expense for the year ended September 30, 1996 was $131,000, compared to $105,000 for fiscal 1995. Interest expense primarily related to the Company's capital lease obligations.

Other income (deductions), net for the year ended September 30, 1996 represented a net increase to pre-tax income of $4.3 million compared to a net reduction of $894,000 for fiscal 1995. Other income for fiscal 1996 primarily included a $9.4 million pre-tax gain on the sale of Sunland which was partially offset by the write-off of the remaining goodwill with respect to the Company's investment in its Swedish subsidiary and a charge for certain other non-operating expenses during the year.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued.

Comparison of Fiscal 1996 and Fiscal 1995, continued:

The Company's effective tax rate for the year ended September 30, 1996 was 39.6%, compared to 38.4% for fiscal 1995. The higher effective tax rate for fiscal 1996 primarily reflected the impact of foreign tax expense on the Company's consolidated tax position. The difference between the Company's effective tax rate and the Federal statutory rate of 35% primarily reflected the impact of state and foreign income taxes.



LIQUIDITY AND CAPITAL RESOURCES:

Cash flow from operations was $34.8 million for the year ended September 30, 1998, compared to $37.5 million for fiscal 1997 and $19.2 million for fiscal 1996. Operating cash flow for the year ended September 30, 1998 primarily reflected the Company's net income of $22.5 million adjusted for non-cash charges such as depreciation and amortization and increases in the Company's compensation-related accruals. Fiscal 1997 operating cash flow reflected net income for the year in addition to the effect of changes in the various components of working capital, principally a significant increase in customer prepayments. Operating cash flow for the year ended September 30, 1996 resulted from net income for the year adjusted to exclude the effects of the pre-tax gain on the sale of Sunland and the write-off of the remaining goodwill with respect to the Company's investment in its Swedish subsidiary and a charge for certain other non-operating expenses during the year.

Cash used in investing activities was $5.7 million for the year ended
September 30, 1998, compared to $7.7 million for fiscal 1997 and $34.2 million for fiscal 1996. Investing activities for fiscal 1998 included $16.2 million cash used for acquisitions, including Gibraltar Mausoleum Construction Company, Inc. ($10.0 million) and O.N.E. Color Communications, Inc. ($2.0 million). See "Acquisitions and Dispositions" for further discussion. In addition, investing activities for the year ended September 30, 1998 included proceeds from the net disposition of investments of $16.8 million.

Investing activities for fiscal 1997 included the acquisitions of Carolina in May 1997 and a 50% interest in Tukaiz in January 1997 (See "Acquisitions and Dispositions"). Fiscal 1997 investing activities also reflected net proceeds from investments of $5.1 million. Investing activities for the year ended September 30, 1996 included net investments of $36.8 million in securities of the U.S. government and its agencies and corporate obligations. The investments were designed to improve the rate of return on the Company's excess cash position while maintaining a sufficient degree of liquidity for future cash needs. Investing activities in fiscal 1996 also included the acquisitions of IEEC and All Crematory Corporation and the disposition of Sunland (See "Acquisitions and Dispositions"). In addition, fiscal 1996 investments included the acquisition (for $1.6 million cash and 38,572 shares of Matthews International Corporation Class A Common Stock) of 49% of the common stock of Applied Technology Developments, Ltd., a British manufacturer of impulse ink-jet printing equipment.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued.

LIQUIDITY AND CAPITAL RESOURCES, continued:

Capital expenditures were $7.3 million for the year ended September 30, 1998, compared to $6.2 million and $5.4 million for fiscal 1997 and 1996, respectively. Capital expenditures in the last three fiscal years reflected reinvestment in each of the Company's industry segments and were made primarily for the purchase of new manufacturing machinery, equipment and facilities designed to improve product quality, increase manufacturing efficiency, lower production costs and meet regulatory requirements. Capital expenditures for all three years were primarily financed through operating cash and the related assets are unencumbered. Capital spending for property, plant and equipment has averaged $6.3 million for the last three fiscal years. The capital budget for fiscal 1999 is $10.9 million. The Company expects to generate sufficient cash from operations to fund all anticipated capital spending projects.

Investing activities also included collections on notes receivable from designated officers and employees for the purchase of the Company's common stock under the Employees' Stock Purchase Plan. Collections under such loans were $459,000, $492,000 and $1.4 million in fiscal 1998, 1997 and 1996, respectively.

Cash used in financing activities for the year ended September 30, 1998 was $23.1 million, compared to $21.7 million in fiscal 1997 and $11.9 million in fiscal 1996. Financing activities for fiscal 1998 consisted of net treasury stock purchases of $19.1 million, the Company's cash dividends on common stock of $2.8 million ($.1725 per share) and repayments under the Company's capital lease agreements of $1.2 million. Financing activities in fiscal 1997 included net treasury stock purchases totaling $14.4 million, payments of $4.5 million on long-term debt and capital lease obligations assumed in the acquisition of Tukaiz, and dividends on common stock of $2.8 million ($.1625 per share). Cash used in financing activities for the year ended September 30, 1996 was $11.9 million, principally reflecting net treasury stock purchases of $8.9 million and dividends on common stock of $2.6 million ($.145 per share).

In April 1998, the Company announced the continuation of its stock repurchase program. Previously, the Company's Board of Directors had approved repurchasing a total of 2,000,000 shares (adjusted for the stock split) of Matthews Class A and Class B Common Stock, which has been completed. The current authorization allows the Company to purchase up to an additional 1,000,000 shares. The buy-back program, which originated in fiscal 1996, is designed to increase shareholder value, enlarge the Company's holdings of its Class A and Class B Common Stock, and add to earnings per share. Repurchased shares may be retained in treasury, utilized for acquisitions, or reissued to employees or other purchasers, subject to the restrictions of the Restated Articles of Incorporation.

The Company has a Revolving Credit and Term Loan Agreement. Under terms of the agreement, the Company may borrow principal amounts up to $10.0 million in the aggregate at various interest rate options approximating current market rates. The Revolving Credit and Term Loan Agreement requires the Company to maintain minimum levels of consolidated working capital and tangible net worth. At September 30, 1998, 1997 and 1996, no amounts were outstanding under this agreement.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued.

LIQUIDITY AND CAPITAL RESOURCES, continued:

The Company has a line of credit of $500,000 in Canadian dollars which provides for borrowings at the bank's prime interest rate. The Company has a foreign exchange line of credit of $200,000 for standby letters of credit to support performance guarantees. The Company also maintains a multi-currency line of credit with a bank for 6.0 million French francs. The multi-currency line of credit bears interest at various rates based on market as determined by the bank. Tukaiz has a line of credit of $1.5 million which bears interest at the bank's prime rate. Compensating balances of approximately $39,000 and $43,000 were maintained by the Company at September 30, 1998 and 1997, respectively, in connection with the various lines of credit. There were no borrowings outstanding on the various lines of credit at September 30, 1998 and 1997.

Consolidated working capital of the Company was $33.3 million at September 30, 1998 compared to $31.0 million and $30.8 million at September 30, 1997 and 1996, respectively. Cash and cash equivalents were $25.4 million at September 30, 1998 compared to $20.0 million and $12.4 million at September 30, 1997 and 1996, respectively. The Company's current ratio at September 30, 1998 was 1.8, compared to 1.9 and 2.2 at September 30, 1997 and 1996, respectively.


YEAR 2000 ISSUE

The Company has assessed the potential impact of the Year 2000 issue on its operations and information systems. Costs incurred to date for this assessment and for systems modifications required to address any Year 2000 issues have not been material. Based on management's assessment, the Year 2000 issue is not expected to have a material impact on the consolidated financial position, results of operations or cash flows of the Company.


ACQUISITIONS AND DISPOSITIONS:

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued.

ACQUISITIONS AND DISPOSITIONS, continued:

On May 22, 1998, Matthews acquired fifty percent of O.N.E. Color Communications, Inc., a digital graphics service company. The transaction was structured as an asset purchase with the purchase price consisting of $2,000,000 cash and the assumption of a fifty percent interest in certain liabilities of O.N.E. Color Communications, Inc. An additional amount is payable by Matthews three years from the acquisition date contingent on the attainment of certain operating performance levels of the new company, with such payout to be not less than $400,000. Matthews and the shareholders of O.N.E. Color Communications, Inc. have each contributed their respective fifty percent interests into a newly-formed California limited liability company, O.N.E. Color Communications, L.L.C. ("O.N.E.").

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

On September 19, 1998, Matthews acquired for 11.6 million German Marks (U.S.$6.9 million) fifty percent of the capital stock of S+T Gesellschaft fur Reprotechnik mbH ("S+T"). The operations of S+T, located in Julich, Germany, consist principally of flexographic printing preparation and the manufacture of photopolymer printing forms for the packaging industry. The remaining fifty percent will continue to be owned by the existing president of S+T. The cash payment is due January 2000 and is subject to reduction if S+T's calendar year 1999 operating results are below the calendar year 1997 level. In addition, Matthews has a call option to acquire an additional thirty percent interest in S+T at a purchase price contingent on the future operating performance of S+T. The results of S+T will be reflected in the financial statements of Matthews under the equity method of accounting. The combination of Matthews and S+T is an important part of Matthews strategy to become a worldwide leader in the graphics industry and serve existing multinational customers on a global basis.

In October 1998, the Company entered into a foreign currency forward contract with a financial institution for the purchase of German Marks to hedge its January 2000 payment commitment for the investment in S+T. In November 1998, the Company also entered into a letter of credit agreement with a financial institution to guarantee performance under this payment commitment.

Effective September 30, 1998, Matthews purchased for $10.0 million cash the assets of Gibraltar Mausoleum Construction Company, Inc. ("Gibraltar"), a subsidiary of Service Corporation International. Gibraltar, with annual sales of approximately $16 million, is headquartered in Indianapolis, Indiana and is a leading builder of mausoleums in the United States. The acquisition of Gibraltar is intended to expand Matthews products and services in the growing segments in the memorial industry of cremation and mausoleum entombment.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued.

ACQUISITIONS AND DISPOSITIONS, continued:

On January 31, 1997, Matthews acquired fifty percent of Tukaiz Litho, Inc. ("Tukaiz"), a pre-press and pre-media firm headquartered in Franklin Park, Illinois. A pre-press firm prepares art or digital files for printing or reproduction. The remaining fifty percent continues to be owned by the president of Tukaiz. The transaction was structured as an asset purchase with the purchase price consisting of $4.0 million cash and the assumption of a fifty percent interest, approximately $4.0 million, in certain of the liabilities of Tukaiz. The parties each contributed their respective fifty percent interests into a newly-formed Illinois limited liability company, Tukaiz Communications, L.L.C. Matthews also provided the new company with subordinated convertible debt of $5.5 million. Tukaiz reported sales of $16.4 million for the year ended January 31, 1997. The accounts of Tukaiz Communications L.L.C. have been included in the consolidated financial statements of Matthews. The combination of the Company's Graphics Imaging business and Tukaiz is designed to create a leader in the graphics industry, providing a unique array of pre-press and pre-media services to ad agencies, manufacturers, printers and publishers. These services include creative design, audio, video, animation, multimedia, digital photography, web-site service and on-demand digital printing.

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

On March 25, 1996, Matthews acquired Industrial Equipment and Engineering Company, Inc. ("IEEC"), a Florida corporation, for 427,724 shares of Matthews Class A Common Stock (valued at $5.4 million) and $3.6 million cash. Sales of IEEC for the year ended December 31, 1995 were $7.5 million. On August 1, 1996, IEEC acquired for cash substantially all of the assets and certain of the liabilities of All Crematory Corporation. The total purchase price, including the assumption of liabilities, was $2.0 million. Sales of All Crematory Corporation for the year ended September 30, 1995 were $3.4 million. These acquisitions provide Matthews International Corporation with the opportunity to further participate in the increasing world-wide trend of cremation and expand its range of products and services to the deathcare industry.

The Company has accounted for the aforementioned acquisitions using the purchase method and, accordingly, recorded the acquired assets and liabilities at their estimated fair values at the acquisition dates. The excess of the purchase price over the fair value of the net assets has been recorded as goodwill to be amortized on a straight-line basis over periods ranging from 15 to 25 years. For the acquisition of S+T, the excess of the purchase price over the fair value of the net assets will be amortized on a straight-line basis over 25 years as a charge to equity income.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued.

ACQUISITIONS AND DISPOSITIONS, continued:

On January 5, 1996, Matthews sold for $13.1 million cash its cemetery and mortuary facility (Sunland Memorial Park, Inc.) in Sun City, Arizona to Service Corporation International. Matthews recorded a pre-tax gain in the fiscal 1996 second quarter of $9.4 million on the sale which was recorded in other income. Sunland Memorial Park, Inc., which was purchased in 1982, was the only such facility owned by the Company. The facility had sales in fiscal 1995 of approximately $5.0 million, representing about three percent of the consolidated sales of the Company.

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



STOCK SPLIT

On May 5, 1998, the Board of Directors declared a two-for-one stock split on the Company's Class A and Class B common stock in the form of a 100% stock distribution. The stock distribution was issued June 2, 1998 to shareholders of record on May 15, 1998. Shareholders' equity has been adjusted for the stock split by reclassifying from additional paid-in capital and retained earnings to common stock the par value of the additional shares arising from the split. All per share amounts and numbers of shares have been adjusted in this report to reflect the stock split.



FASB PRONOUNCEMENTS:

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." The pronouncement establishes standards for reporting and display of comprehensive income and its components. The Statement requires that items of other comprehensive income be classified by their nature in a financial statement and the accumulated balance of other comprehensive income be displayed separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. The required presentation will be adopted by the Company in fiscal 1999.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The pronouncement establishes standards for reporting information about operating segments of an enterprise. The pronouncement requires the disclosure of selected segment information in interim financial reports. SFAS No. 131 will not impact the current presentation of the Company's segment information. The interim presentation requirement of the pronouncement will be adopted by the Company in the first quarter of fiscal 2000.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


Description                                                               Pages
-----------                                                               -----

Report of Independent Accountants                                           27

Consolidated Balance Sheet                                                28-29

Consolidated Statement of Income                                            30

Consolidated Statement of Shareholders' Equity                              31

Consolidated Statement of Cash Flows                                        32

Notes to Consolidated Financial Statements                                33-52

Supplementary Financial Information                                         53

                       REPORT OF INDEPENDENT ACCOUNTANTS






To the Shareholders and
  Board of Directors of
  Matthews International Corporation:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Matthews International Corporation and subsidiaries at September 30, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 1998 in conformity with generally accepted accounting principles. These consolidated financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these consolidated financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





                                                PRICEWATERHOUSECOOPERS LLP


Pittsburgh, Pennsylvania
November 19, 1998

                 MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEET
                             September 30, 1998 and 1997
                                     ----------

ASSETS                                                         1998            1997
                                                               ----            ----
Current assets:
  Cash and cash equivalents                               $ 25,369,834    $ 19,958,712
  Short-term investments                                       229,903       3,090,507
  Accounts receivable                                       32,892,094      30,054,396
  Inventories (Note 3)                                      16,751,793      11,766,205
  Deferred income taxes                                        931,020         865,082
  Other current assets                                       1,053,033       1,354,549
                                                            ----------      ----------
    Total current assets                                    77,227,677      67,089,451



Investments (Note 4)                                        24,250,799      30,771,594



Property, plant and equipment, net (Note 5)                 44,730,376      42,483,743



Deferred income taxes (Note 12)                              8,207,623       6,160,927



Other assets                                                 5,797,811       6,155,554



Goodwill, net of accumulated amortization of
  $3,169,803 and $2,429,697, respectively                   26,991,478      16,543,121
                                                           -----------     -----------


                                                          $187,205,764    $169,204,390
                                                           ===========     ===========

The accompanying notes are an integral part of these consolidated financial statements.
/TABLE

                 MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEET, continued
                             September 30, 1998 and 1997
                                     ----------

LIABILITIES AND SHAREHOLDERS' EQUITY                           1998            1997
                                                               ----            ----
Current liabilities:
  Long-term debt, current maturities                      $    800,252    $    850,533
  Trade accounts payable                                     6,901,044       5,854,582
  Accrued compensation                                       8,299,442       4,505,358
  Accrued vacation pay                                       3,855,552       3,198,676
  Profit distribution to employees                           4,069,514       3,540,965
  Accrued income taxes                                       3,942,617       2,999,511
  Customer prepayments                                       7,441,088       8,892,467
  Postretirement benefits, current portion                     749,136         626,925
  Other current liabilities                                  7,847,924       5,578,066
                                                            ----------      ----------
    Total current liabilities                               43,906,569      36,047,083

Long-term debt (Note 6)                                      1,434,679       2,151,413

Estimated finishing costs                                    3,831,674       3,309,098

Postretirement benefits other than pensions (Note 11)       20,082,548      20,676,282

Other liabilities (Note 16)                                 13,639,998       2,854,439

Commitments and contingent liabilities (Note 13)

Shareholders' equity (Notes 2, 7 and 8):
  Common stock:
    Class A, $1.00 par value, authorized 70,000,000
      shares, 14,414,944 and 13,769,718 shares issued
      at September 30, 1998 and 1997, respectively          14,414,944       6,884,859
    Class B, $1.00 par value, authorized 30,000,000
      shares, 3,752,052 and 4,397,278 shares issued
      at September 30, 1998 and 1997, respectively           3,752,052       2,198,639
  Preferred stock, $100 par value, authorized 10,000
    shares, none issued                                          -               -
  Additional paid-in capital                                     -           6,688,414
  Retained earnings                                        131,061,637     115,179,462
  Other shareholders' equity                                (4,843,157)     (4,346,430)
  Treasury stock, 2,156,584 and 1,426,566 shares at
   September 30, 1998 and 1997, respectively, at cost      (40,075,180)    (22,438,869)
                                                           -----------     -----------
  Total shareholders' equity                               104,310,296     104,166,075
                                                           -----------     -----------

                                                          $187,205,764    $169,204,390
                                                           ===========     ===========

The accompanying notes are an integral part of these consolidated financial statements.

                  MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED STATEMENT OF INCOME
                 for the years ended September 30, 1998, 1997 and 1996
                                      ----------

                                                 1998           1997           1996
                                                 ----           ----           ----
Sales                                       $211,622,057   $189,168,640   $171,977,619
Cost of goods sold                           118,571,835    105,667,754     95,336,719
                                             -----------    -----------    -----------
  Gross profit                                93,050,222     83,500,886     76,640,900

Selling expense                               33,646,395     31,651,446     31,495,111
Administrative expense                        23,474,883     20,962,045     18,374,409
                                             -----------    -----------    -----------
  Operating profit                            35,928,944     30,887,395     26,771,380

Investment income                              2,511,552      2,486,357      2,628,747
Interest expense                                (466,304)      (337,375)      (131,364)
Other income (deductions), net                  (380,860)      (317,961)     4,253,853
Minority interest                               (461,049)      (420,519)         -
                                             -----------    -----------    -----------

Income before income taxes                    37,132,283     32,297,897     33,522,616

Income taxes (Note 12)                        14,630,591     12,671,833     13,265,062
                                             -----------    -----------    -----------

Net income                                  $ 22,501,692   $ 19,626,064   $ 20,257,554
                                             ===========    ===========    ===========


Earnings per share (Notes 2 and 9):
  Basic                                         $ 1.38         $ 1.14         $ 1.14
                                                  ====           ====           ====
  Diluted                                       $ 1.34         $ 1.11         $ 1.11
                                                  ====           ====           ====


The accompanying notes are an integral part of these consolidated financial statements.
/TABLE

                                MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                               for the years ended September 30, 1998, 1997 and 1996
                                                    ----------

                                       Common     Additional                   Other
                                        Stock       Paid-in      Retained   Shareholders'   Treasury
                                      (Note 7)      Capital      Earnings      Equity         Stock         Total
                                     ----------   ----------   -----------  -----------   -----------    ----------
Balance, September 30, 1995          $8,850,350  $ 1,844,092  $ 80,690,206  $(4,586,244) $      -      $ 86,798,404

Net income                                -            -        20,257,554        -             -        20,257,554
Treasury stock transactions:
 Purchase of 671,464 shares               -            -             -            -        (9,247,272)   (9,247,272)
 Sale of 10,000 shares                    -            1,769         -            -           106,200       107,969
 Issuance of 23,628 shares under
  stock plans (Note 8)                    -          (74,695)        -            -           334,250       259,555
Issuance of 466,296 shares for
 acquisitions (Notes 4 and 16)          233,148    5,694,843         -            -             -         5,927,991
Dividends, $.145 per share                -            -        (2,580,103)       -             -        (2,580,103)
Other changes, net                        -            -             -          934,945         -           934,945
                                     ----------   ----------   -----------    ---------    ----------   -----------
Balance, September 30, 1996           9,083,498    7,466,009    98,367,657   (3,651,299)   (8,806,822)  102,459,043

Net income                                -            -        19,626,064        -             -        19,626,064
Treasury stock transactions:
 Purchase of 1,030,018 shares             -            -             -            -       (17,189,821)  (17,189,821)
 Issuance of 241,288 shares
  under stock plans (Note 8)              -         (777,595)        -            -         3,557,774     2,780,179
Dividends, $.1625 per share               -            -        (2,814,259)       -             -        (2,814,259)
Other changes, net                        -            -             -         (695,131)        -          (695,131)
                                     ----------   ----------   -----------    ---------    ----------   -----------
Balance, September 30, 1997           9,083,498    6,688,414   115,179,462   (4,346,430)  (22,438,869)  104,166,075

Net income                                -            -        22,501,692        -             -        22,501,692
Treasury stock transactions:
 Purchase of 1,034,384 shares             -            -             -            -       (23,069,770)  (23,069,770)
 Issuance of 304,366 shares
  under stock plans (Note 8)              -       (1,144,117)     (287,282)       -         5,433,459     4,002,060
Stock split, two-for-one (Note 2)     9,083,498   (5,544,297)   (3,539,201)       -             -             -
Dividends, $.1725 per share               -            -        (2,793,034)       -             -        (2,793,034)
Other changes, net                        -            -             -         (496,727)        -          (496,727)
                                     ----------   ----------   -----------    ---------    ----------   -----------
Balance, September 30, 1998         $18,166,996  $     -      $131,061,637  $(4,843,157) $(40,075,180) $104,310,296
                                     ==========   ==========   ===========    =========    ==========   ===========


                     The accompanying notes are an integral part of these consolidated financial statements.
/TABLE

                      MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED STATEMENT OF CASH FLOWS
                     for the years ended September 30, 1998, 1997 and 1996
                                          ----------

                                                            1998          1997          1996
                                                            ----          ----          ----
Cash flows from operating activities:
 Net income                                             $22,501,692   $19,626,064   $20,257,554
 Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization                           8,033,101     6,047,085     7,334,669
  Change in deferred taxes                               (2,201,507)       80,349      (558,999)
  Changes in working capital items (Note 14)              5,742,946    10,050,004     2,301,488
  (Increase) decrease in other non-current assets           381,243     1,125,185    (1,378,517)
  Increase in estimated finishing costs                     522,576       354,799       156,284
  Increase (decrease) in other liabilities                   72,462       877,767      (287,921)
  Increase (decrease) in postretirement benefits           (471,523)     (647,793)      894,131
  (Gain) loss on sale of property, plant and equipment      (55,818)      192,529       (80,686)
  Gain on sale of subsidiary                                  -             -        (9,409,058)
  Net (gain) loss on investments                             60,657        50,164       (33,756)
  Effect of exchange rate changes on operations             197,107      (219,407)      (10,517)
                                                         ----------    ----------    ----------
   Net cash provided by operating activities             34,782,936    37,536,746    19,184,672
                                                         ----------    ----------    ----------
Cash flows from investing activities:
 Capital expenditures                                    (7,332,691)   (6,164,630)   (5,378,053)
 Proceeds from sales of property, plant and equipment       549,731       574,029       472,697
 Acquisitions, net of cash acquired                     (16,221,247)   (7,766,275)   (5,182,055)
 Proceeds from sale of subsidiary                             -             -        13,070,853
 Investments                                             (1,773,193)   (4,018,535)  (43,735,439)
 Proceeds from disposition of investments                18,576,625     9,146,833     5,225,068
 Collections on loans to officers and employees             458,971       491,623     1,361,769
                                                         ----------    ----------    ----------
   Net cash used in investing activities                 (5,741,804)   (7,736,955)  (34,165,160)
                                                         ----------    ----------    ----------
Cash flows from financing activities:
 Payments on long-term debt                              (1,190,620)   (4,474,258)     (433,465)
 Proceeds from the sale of treasury stock                 4,002,060     2,780,179       367,524
 Purchases of treasury stock                            (23,069,770)  (17,189,821)   (9,247,272)
 Dividends                                               (2,793,034)   (2,814,259)   (2,580,103)
                                                         ----------    ----------    ----------
   Net cash used in financing activities                (23,051,364)  (21,698,159)  (11,893,316)
                                                         ----------    ----------    ----------
Effect of exchange rate changes on cash                    (578,646)     (561,638)       88,512
                                                         ----------    ----------    ----------
Net increase (decrease) in cash and cash equivalents      5,411,122     7,539,994   (26,785,292)
Cash and cash equivalents at beginning of year           19,958,712    12,418,718    39,204,010
                                                         ----------    ----------    ----------
Cash and cash equivalents at end of year                $25,369,834   $19,958,712   $12,418,718
                                                         ==========    ==========    ==========
Cash paid during the year for:
  Interest                                              $   466,304   $   337,375   $   131,364
  Income taxes                                           14,436,012    10,458,745    13,523,856
    The accompanying notes are an integral part of these consolidated financial statements.
/TABLE

              MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  ----------


1.    NATURE OF OPERATIONS:

Matthews International Corporation, founded in 1850 and incorporated in Pennsylvania in 1902, is a designer, manufacturer and marketer principally of custom-made identification products. The Company's products and operations are comprised of three business segments: Bronze, Graphics Imaging and Marking Products. The Bronze segment is a leading manufacturer of cast bronze memorial products, crematories and cremation-related products and a leading builder of mausoleums. The Graphics Imaging segment manufactures and provides printing plates, pre-press services and imaging systems for the corrugated and flexible packaging industries. The Marking Products segment designs, manufactures and distributes marking equipment and consumables used by customers for identifying various consumer and industrial products and containers.

The Company has sales and manufacturing facilities in the United States, Canada, Australia, Sweden and Germany.



2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation:

The consolidated financial statements include all majority-owned foreign and domestic subsidiaries. The consolidated financial statements also include the accounts of two of the Company's 50%-owned affiliates, Tukaiz Communications, L.L.C. and O.N.E. Color Communications, L.L.C. (See Note 16). All intercompany accounts and transactions have been eliminated.


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


Stock Split:

On May 5, 1998, the Board of Directors declared a two-for-one stock split on the Company's Class A and Class B Common Stock in the form of a 100% stock distribution. The stock distribution was issued June 2, 1998 to shareholders of record on May 15, 1998. Shareholders' equity has been adjusted for the stock split by reclassifying from additional paid-in capital and retained earnings to common stock the par value of the additional shares arising from the split. All per share amounts and numbers of shares have been adjusted in this report to reflect the stock split.

                                  ----------


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued:

Foreign Currency:

Balance sheet accounts for foreign subsidiaries are translated into U.S. dollars at current exchange rates in effect at the consolidated balance sheet date. Gains or losses that result from this process are recorded in other shareholders' equity. The cumulative translation adjustment at September 30, 1998 and 1997 was a reduction in shareholders' equity of $4,243,290 and $3,148,584, respectively. The revenue and expense accounts of foreign subsidiaries are translated into U.S. dollars at the average exchange rates that prevailed during the period.


Cash and Cash Equivalents:

For purposes of the consolidated statement of cash flows, the Company considers all investments purchased with a remaining maturity of three months or less to be cash equivalents. The carrying amount of cash and cash equivalents approximates fair value due to the short-term maturities of these instruments. At September 30, 1998, a significant portion of the Company's cash and cash equivalents were invested with one financial institution.


Inventories:

Inventories are stated at the lower of cost or market with cost generally determined under the average cost method.


Property, Plant and Equipment:

Property, plant and equipment are carried at cost. Depreciation is computed primarily on the straight-line method over the estimated useful lives of the assets. Gains or losses from the disposition of assets are generally included in other income or other deductions from income. The cost of maintenance and repairs is charged against income as incurred. Renewals and betterments of a nature considered to extend the useful lives of the assets are capitalized.


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

Estimated Finishing Costs:

Estimated costs for finishing have been provided for bronze memorials, vases and granite bases which have been manufactured, sold to customers and placed in storage for future delivery.


Treasury Stock:

Treasury stock is carried at cost. The cost of treasury shares sold is determined under the average cost method. At September 30, 1998, treasury stock consisted of 1,297,479 shares of Class A Common Stock and 859,105 shares of Class B Common Stock. At September 30, 1997, treasury stock consisted of 797,370 shares of Class A Common Stock and 629,196 shares of Class B Common Stock.


Income Taxes:

Deferred tax assets and liabilities are provided for the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse. Deferred income taxes for U.S. tax purposes have not been provided on the undistributed earnings of foreign subsidiaries, as such earnings are considered to be reinvested indefinitely. At September 30, 1998, undistributed earnings for which deferred U.S. income taxes have not been provided approximated $2,300,000. Determination of the amount of unrecognized U.S. deferred tax liability on these unremitted earnings is not practical as any taxes paid upon distribution to the Company would be offset, at least in part, by foreign tax credits under U.S. tax regulations.


Research and Development Expenses:

Research and development costs are expensed as incurred and approximated $1,659,000, $1,814,000 and $1,997,000 for the years ended September 30, 1998,
1997 and 1996, respectively.


Earnings Per Share:

Basic earnings per share is computed by dividing net income by the average number of common shares outstanding. Diluted earnings per share assumes the issuance of common stock for all dilutive securities.


Revenue Recognition:

Revenues of the Company are generally recognized at the time of product shipment.

                                  ----------


3.  INVENTORIES:

Inventories at September 30 consisted of the following:
                                                        1998           1997
                                                        ----           ----

Materials and finished goods                        $15,114,759    $10,482,503
Labor and overhead in process                         1,248,815        803,815
Supplies                                                388,219        479,887
                                                     ----------     ----------
                                                    $16,751,793    $11,766,205
                                                     ==========     ==========

Materials and finished goods at September 30, 1998 included approximately $4,100,000 of mausoleum work-in-process in connection with the Company's acquisition of Gibraltar Mausoleum Construction Company, Inc. (Note 16).



4.  INVESTMENTS:

Investment securities are recorded at estimated market value at the consolidated balance sheet date and are classified as available-for-sale. Short-term investments consisted principally of corporate obligations with purchased maturities of over three months but less than one year. The cost of short-term investments approximated market value at September 30, 1998 and 1997. Accrued interest on all investment securities was also classified with short-term investments. The following investments were classified as non-current and consisted of securities with purchased maturities intended to range from one to five years.

                            Book Value      Gross        Gross
                            (Amortized   Unrealized   Unrealized     Market
                               Cost)        Gains       Losses        Value
                            ----------   ----------   ----------    ---------
September 30, 1998:
------------------
U.S. government and
  its agencies             $ 6,001,959    $172,598     $    -     $ 6,174,557
Corporate obligations        8,012,563     152,330       11,233     8,153,660
Other                          211,564         -            -         211,564
                            ----------     -------      -------    ----------
  Total                    $14,226,086    $324,928     $ 11,233   $14,539,781
                            ==========     =======      =======    ==========

September 30, 1997:
------------------
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
                            ==========      ======      =======    ==========

                                  ----------


4.  INVESTMENTS, continued:

Unrealized gains and losses on investment securities, including related deferred taxes, are reflected in other shareholders' equity. Realized gains and losses are based on the specific identification method and are recorded in investment income. Realized gains for fiscal 1998 were $39,716. Realized losses for fiscal 1997 and 1996 were $94,683 and $38,802, respectively. Bond premiums and discounts are amortized on the straight-line method which does not significantly differ from the interest method.

Investments also included the Company's interest in the following affiliates (ownership interest is noted in parentheses):

                                                        1998           1997
                                                        ----           ----
S+T Gesellschaft fur Reprotechnik mbH (50%)         $ 7,090,261    $     -
Applied Technology Developments, Ltd. (49%)           2,340,872      2,326,840
Other (less than 20%)                                   279,885        260,082
                                                     ----------     ----------
                                                    $ 9,711,018    $ 2,586,922
                                                     ==========     ==========

Investments in S+T Gesellschaft fur Reprotechnik mbH and Applied Technology Developments, Ltd. are recorded under the equity method of accounting. Income under the equity method of accounting is recorded in investment income. Investments with ownership interests less than 20% are recorded under the cost method of accounting.



5.  PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment and the related accumulated depreciation at September 30 were as follows:
                                                        1998           1997
                                                        ----           ----
Buildings                                           $21,472,410    $21,496,235
Machinery and equipment                              52,324,284     46,977,825
                                                     ----------     ----------
                                                     73,796,694     68,474,060
Less accumulated depreciation                        34,146,591     29,747,385
                                                     ----------     ----------
                                                     39,650,103     38,726,675
Land                                                  2,965,859      3,041,981
Construction in progress                              2,114,414        715,087
                                                     ----------     ----------
                                                    $44,730,376    $42,483,743
                                                     ==========     ==========

                                  ----------


6.  LONG-TERM DEBT:

The Company has a Revolving Credit and Term Loan Agreement. Under terms of the agreement, the Company may borrow principal amounts up to $10,000,000 in the aggregate at various interest rate options approximating current market rates. The Revolving Credit and Term Loan Agreement requires the Company to maintain minimum levels of consolidated working capital and tangible net worth. At September 30, 1998 and 1997, no amounts were outstanding under this agreement.

Long-term debt at September 30, 1998 and 1997 of $2,234,931 and $3,001,946,
respectively, (which included $800,252 and $850,533, respectively, classified as long-term debt, current maturities) consisted of obligations under capital lease agreements. In connection with the investment in Tukaiz Communications, L.L.C. in January 1997 (Note 16), the Company assumed bank debt and capital lease obligations on certain equipment of $1,949,994 and $4,486,750, respectively. The bank debt was immediately repaid in full.

The Company's capital lease agreements expire within five years and generally provide for renewal or purchase options. Remaining future minimum lease payments under capital leases are as follows:

     1999                                            $1,009,411
     2000                                               806,892
     2001                                               601,013
     2002                                               256,744
                                                      ---------
                                                      2,674,060
     Less amount representing interest                  439,129
                                                      ---------
                                                     $2,234,931
                                                      =========

Assets under capital leases are amortized by the straight-line method over the estimated useful lives of the assets. Cost and accumulated amortization of assets under capital leases were $2,908,499 and $949,581, respectively, at September 30, 1998 and $2,799,328 and $312,708, respectively, at September 30, 1997.

The Company has a line of credit of $500,000 in Canadian dollars which provides for borrowings at the bank's prime interest rate. The Company has a foreign exchange line of credit of $200,000 for standby letters of credit to support performance guarantees. The Company also maintains a multi-currency line of credit with a bank for 6,000,000 French francs. The multi-currency line of credit bears interest at various rates based on market as determined by the bank. Tukaiz Communications, L.L.C. has a line of credit of $1,500,000 which bears interest at the bank's prime rate. Compensating balances of approximately $39,000 and $43,000 were maintained by the Company at September 30, 1998 and 1997, respectively, in connection with the various lines of credit. There were no borrowings outstanding on the various lines of credit at September 30, 1998 and 1997.

                                  ----------


7.  SHAREHOLDERS' EQUITY:

The authorized common stock of the Company consists of 100,000,000 shares, divided into two classes: Class A Common Stock, 70,000,000 shares, $1 par value, and Class B Common Stock, 30,000,000 shares, $1 par value. Shares of Class A Common Stock have one vote per share and are freely transferable subject to applicable securities laws. Shares of Class B Common Stock have ten votes per share and are only transferable by a shareholder to the Company or to an active employee of the Company. The Company may, at its discretion, purchase such shares at the fair market value per share of the Company's
Class A Common Stock or permit shareholders to tender such shares to the Company in exchange for an equal number of shares of Class A Common Stock. For the fiscal years ended September 30, 1998, 1997 and 1996, 645,226, 1,690,634 and 3,593,282 shares, respectively, of Class B Common Stock were exchanged for an equal number of shares of Class A Common Stock.

In April 1998, the Company announced the continuation of its stock repurchase program, which had been initiated in fiscal 1996. Previously, the Company's Board of Directors had approved repurchasing a total of 2,000,000 shares of Matthews Class A and Class B Common Stock, which has been completed. The current authorization allows the Company to purchase up to an additional 1,000,000 shares. Repurchased shares may be retained in treasury, utilized for acquisitions, or reissued to employees or other purchasers, subject to the restrictions of the Restated Articles of Incorporation.

Other shareholders' equity also includes notes receivable from officers and employees which arise from purchases of common stock by designated officers and employees under the Employees' Stock Purchase Plan. At September 30, 1998 and 1997, notes receivable of $453,089 and $912,060, respectively, were outstanding which included $309,249 and $559,800, respectively, due from officers. Each note bears interest at 6.5% per annum and is due five years from the date of its execution, which period may be, and in some instances has been, extended by the Executive Committee. There are 197,100 shares of the Company's Class B Common Stock owned by borrowers pledged as collateral on the notes as of September 30, 1998.



8.  STOCK PLANS:

The Company has a stock incentive plan which provides for the granting of incentive stock options, nonstatutory stock options and restricted share awards. The plan is administered by the Compensation Committee of the Board of Directors. The aggregate number of shares of the Company's common stock which may be issued upon exercise of the stock options and pursuant to the restricted share awards is 2,200,000 shares. The option price for each stock option which may be granted under the plan may not be less than the fair market value of the Company's common stock on the date of grant.

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

The Company has elected to continue accounting for its stock incentive plan under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." If compensation cost had been determined under Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," the Company's net income and basic earnings per share would have been as follows:
                                                       1998            1997
                                                       ----            ----
     Net income, as reported                       $22,501,692     $19,626,064
     Net income, pro forma                          21,967,279      19,140,081
     Earnings per share - basic, as reported             $1.38           $1.14
     Earnings per share - basic, pro forma                1.34            1.11

The weighted average fair value of options granted was $7.69 per share in 1998 and $4.53 per share in 1997.

The fair value of each option grant is estimated on the date of grant using a Black-Scholes based pricing model with the following assumptions:
                                                       1998            1997
                                                       ----            ----
Dividend yield                                          0.7%            1.0%
Expected volatility                                    23.1%           21.3%
Average risk-free interest rate                         4.8%            6.1%
Average expected term (years)                           7.7             6.0

The following tables summarize certain stock option information at
September 30, 1998:
Options Outstanding:
-------------------
Range of                                Weighted average       Weighted average
exercise price            Number         remaining life         exercise price
--------------           --------       ----------------       ----------------
$7.13                     224,000              6.2                  $ 7.13
$8.19                     185,000              6.6                    8.19
$9.44                      50,300              7.2                    9.44
$13.00 and $14.25         163,000              7.5                   13.06
$14.06 - $17.38           633,850              8.2                   14.17
$21.41 and $22.88         226,500              9.4                   21.54
                        ---------              ---                   -----
                        1,482,650              7.8                  $13.20
                        =========              ===                   =====

                                  ----------


8.  STOCK PLANS, continued:

Options exercisable:
-------------------
Range of                                                       Weighted average
exercise price                               Number             exercise price
--------------                              -------            ----------------
$7.13                                       224,000                 $ 7.13
$8.19                                       185,000                   8.19
$9.44                                        50,300                   9.44
$13.00 and $14.25                           163,000                  13.06
$14.06 - $17.38                                -                       -
$21.41 and $22.88                              -                       -
                                            -------                  -----
                                            622,300                 $ 9.18
                                            =======                  =====

The transactions for shares under options were as follows:

                                            1998          1997          1996
                                            ----          ----          ----
Outstanding, beginning of year
  Number                                1,593,766     1,173,666       839,000
  Weighted average exercise price          $11.12        $ 8.78        $ 7.38
Granted:
  Number                                  226,500       672,100       383,000
  Weighted average exercise price          $21.54        $14.17        $11.79
Exercised:
  Number                                  304,366       239,668        22,002
  Weighted average exercise price          $ 8.38        $ 8.08        $ 9.44
Expired or forfeited:
  Number                                   33,250        12,332        26,332
  Weighted average exercise price          $14.06        $13.92        $ 7.51
Outstanding, end of year:
  Number                                1,482,650     1,593,766     1,173,666
  Weighted average exercise price          $13.20        $11.12        $ 8.78
Exercisable, end of year:
  Number                                  622,300       853,672       965,110
  Weighted average exercise price          $ 9.18        $ 8.57        $ 7.97
Shares reserved for future options,
  end of year                             151,314       344,564         4,332

In addition, under the Company's Director Fee Plan, directors who are not also officers of the Company each receive as an annual retainer fee shares of the Company's Class A Common Stock equivalent to approximately $16,000. Each director may elect to be paid these shares on a current basis or have such shares credited to a deferred stock account as phantom stock, with such shares to be paid to the director subsequent to leaving the Board. The value of deferred shares is recorded in other liabilities. Shares deferred under the Director Fee Plan at September 30, 1998, 1997 and 1996 were 20,658, 16,908 and 12,934, respectively.

                                  ----------


9.  EARNINGS PER SHARE

                                         1998           1997           1996
                                         ----           ----           ----

Net income                           $22,501,692    $19,626,064    $20,257,554
                                      ==========     ==========     ==========

Weighted average common
  shares outstanding                  16,336,359     17,194,073     17,781,824
Dilutive securities,
  primarily stock options                433,855        502,720        432,042
                                      ----------     ----------     ----------
Diluted weighted average
  common shares outstanding           16,770,214     17,696,793     18,213,866
                                      ==========     ==========     ==========

Basic earnings per share                   $1.38          $1.14          $1.14
                                            ====           ====           ====

Diluted earnings per share                 $1.34          $1.11          $1.11
                                            ====           ====           ====



10.  PENSION PLANS:

The Company maintains noncontributory, defined benefit pension plans covering most employees of the Company and its wholly-owned U.S. and Canadian subsidiaries. The plans provide benefits based on years of service and average monthly earnings for the highest five consecutive years during the ten years immediately preceding termination of employment. The Company's funding policy for the plans is to contribute annually the amount recommended by its consulting actuaries, subject to statutory provisions. The Company has reached the full-funding limitation and, accordingly, is not permitted to make deductible contributions for tax purposes to its pension plans during periods of such excess funding. Consequently, no contributions were made to the plans for the plan years ended July 31, 1998, 1997 and 1996.

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

Actuarial assumptions for the regular U.S. and supplemental plans are evaluated and revised as necessary as of August 1 each year. The weighted average discount rate used in determining the actuarial present value of the projected benefit obligation was 7.0%, 7.5%, and 8.0% at August 1, 1998, 1997 and 1996, respectively. The rate of increase in future compensation levels was 4.5% at August 1, 1998, 1997 and 1996. The expected long-term rate of return on assets was 9.5% at August 1, 1998 and 9.0% at August 1, 1997 and 1996.

                                  ----------


10.  PENSION PLANS, continued:

Pension expense for the U.S. plans included the following components:

                                            1998          1997          1996
                                            ----          ----          ----
Service cost - benefits
  earned during the year               $ 1,923,321   $ 1,715,536   $ 1,704,691
Interest cost on projected
  benefit obligation                     3,559,391     3,396,778     3,212,293
Actual return on plan assets            (3,070,941)  (13,160,172)   (2,939,242)
Net amortization and deferral           (1,874,051)    8,448,112    (1,677,961)
                                         ---------    ----------     ---------
Net pension expense                    $   537,720   $   400,254   $   299,781
                                         =========    ==========     =========


The following table sets forth the funded status of the regular U.S. and supplemental plans and the amounts recognized in the Company's consolidated financial statements at September 30, 1998 and 1997. Prepaid and accrued pension costs are included in other assets and other liabilities, respectively.

                                             1998                        1997
                                   -------------------------   -------------------------
                                     Regular    Supplemental     Regular    Supplemental
                                   -----------  ------------   -----------  ------------
Actuarial value of
  benefit obligation:
  Vested benefit obligation        $42,326,598  $ 2,017,875    $37,910,728  $ 2,003,108
                                    ==========    =========     ==========    =========
  Accumulated benefit obligation   $43,115,941  $ 2,588,807    $38,651,375  $ 2,260,901
                                    ==========    =========     ==========    =========
Plan assets at fair value,
  primarily equity and fixed
  income securities                $59,314,028  $     -        $58,870,495  $     -
Projected benefit obligation
  for participants' service
  rendered to date                 (51,804,368)  (2,943,177)   (46,164,647)  (2,752,269)
                                    ----------    ---------     ----------    ---------
Plan assets in excess of
  (less than) projected
  benefit obligation                 7,509,660   (2,943,177)    12,705,848   (2,752,269)
Unrecognized transition asset
  being recognized over 15 years      (807,594)       -         (1,211,388)       -
Unrecognized prior service cost        689,212      370,878        787,614      434,403
Unrecognized net (gain) loss        (3,932,181)     908,685     (8,685,099)     825,868
Minimum liability adjustment             -         (925,193)         -         (768,903)
                                    ----------    ---------     ----------    ---------

Prepaid (accrued) pension          $ 3,459,097  $(2,588,807)   $ 3,596,975  $(2,260,901)
                                    ==========    =========     ==========    =========

                                  ----------


11.  POSTRETIREMENT BENEFITS OTHER THAN PENSIONS:

The Company provides certain health care and life insurance benefits for most retired employees. These health and life insurance benefits are unfunded and are provided through insurance companies. Employees are assumed to be eligible for these retiree benefits generally after attaining age 55 where age plus years of service equal at least 75.

The following table sets forth the plan's funded status reconciled with the amount shown in the Company's consolidated balance sheet at September 30:

                                                         1998          1997
                                                         ----          ----
Accumulated postretirement benefit obligation:
  Retirees                                           $ 5,736,340   $ 4,528,254
  Fully eligible active plan participants              2,387,423     2,439,756
  Other active plan participants                       3,945,966     3,353,216
                                                      ----------    ----------
                                                      12,069,729    10,321,226

Unrecognized reduction in prior service cost          11,776,711    12,785,782
Unrecognized net loss                                 (3,014,756)   (1,803,801)
                                                      ----------    ----------
Accumulated postretirement benefit obligation         20,831,684    21,303,207

Current portion                                          749,136       626,925
                                                      ----------    ----------
                                                     $20,082,548   $20,676,282
                                                      ==========    ==========

Net periodic postretirement benefit cost included the following components:

                                              1998         1997         1996
                                              ----         ----         ----
Service cost - benefits attributed to
  employee service during the year         $ 277,803    $ 268,835   $  441,330
Interest cost on accumulated
  postretirement benefit obligation          748,625      855,587    1,719,158
Net amortization                            (953,595)    (888,517)     (29,663)
                                            --------     --------    ---------
Net periodic postretirement benefit cost   $  72,833    $ 235,905   $2,130,825
                                            ========     ========    =========

The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.0%, 7.5% and 8.0% at September 30, 1998, 1997 and 1996, respectively. The rate for compensation increases at September 30, 1998, 1997 and 1996 was 4.5%.

                                  ----------


11.  POSTRETIREMENT BENEFITS OTHER THAN PENSIONS, continued:

For measurement purposes, annual rates of increase of 20.0% and 6.9% in the per capita cost of health care benefits for Medicare-Risk HMO Plans and all other plans, respectively, were assumed for 1998; the rates were assumed to decrease gradually to 5.0% for 2003 and remain at that level thereafter. The health care cost trend rate has a significant effect on the amounts reported. An increase in the assumed health care cost trend rates by one percentage point in each year would have increased the accumulated postretirement benefit obligation as of September 30, 1998 by 4.1% and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year then ended by 6.6%. In September 1996, the Board of Directors approved changes to the retiree medical plan which provided additional plan options while limiting future Company contributions to retiree benefits.



12.  INCOME TAXES:

The provision for income taxes consisted of the following:

                                           1998          1997          1996
                                           ----          ----          ----
Current:
  Federal                              $13,190,560   $ 9,245,044   $10,244,785
  State                                  2,326,985     1,815,067     1,675,200
  Foreign                                  685,204     1,533,969     1,027,798
                                        ----------    ----------    ----------
                                        16,202,749    12,594,080    12,947,783
Deferred                                (1,572,158)       77,753       317,279
                                        ----------    ----------    ----------
Total                                  $14,630,591   $12,671,833   $13,265,062
                                        ==========    ==========    ==========

The reconciliation of the federal statutory tax rate to the consolidated effective tax rate is as follows:
                                           1998          1997          1996
                                           ----          ----          ----
Federal statutory tax rate                 35.0 %        35.0 %        35.0 %
Effect of state income taxes,
  net of federal deduction                  3.7           3.2           3.3
Foreign taxes in excess of
  federal statutory rate                     -            1.7            .8
Other                                        .7          ( .7)           .5
                                           ----          ----          ----
Effective tax rate                         39.4 %        39.2 %        39.6 %
                                           ====          ====          ====

The Company's foreign subsidiaries had income (losses) before income taxes for the years ended September 30, 1998, 1997 and 1996 of approximately $1,513,000, $2,825,000 and $(3,377,000), respectively.

                                  ----------


12.  INCOME TAXES, continued:

The components of the provision for deferred income taxes were as follows:

                                           1998          1997          1996
                                           ----          ----          ----
Accrued vacation pay                   $   (62,410)  $    (8,836)   $ (136,489)
Estimated finishing costs                 (276,930)     (145,346)       52,712
Postretirement benefits other
  than pensions                            183,894       246,309      (342,382)
Installment sales                             -             -        1,092,937
Foreign subsidiary losses, net             125,000       450,000       236,821
Pension costs                             (208,149)     (156,090)     (116,887)
Deferred compensation                     (858,000)         -             -
Depreciation                              (126,393)      (51,919)     (233,522)
Deferred gain on sale of facilities        (77,214)      (30,274)      (31,664)
Other                                     (271,956)     (226,091)     (204,247)
                                        ----------    ----------    ----------
                                       $(1,572,158)  $    77,753   $   317,279
                                        ==========    ==========    ==========


The components of the net deferred tax asset at September 30 were as follows:

                                                         1998          1997
                                                         ----          ----
Deferred tax assets:
  Accrued vacation pay                               $   833,780   $   771,370
  Estimated finishing costs                            1,084,563       807,633
  Postretirement benefits other than pensions          8,124,358     8,308,252
  Deferred compensation                                1,455,090         -
  Foreign subsidiary losses, net                         375,000       500,000
  Other                                                  905,706       634,426
                                                      ----------    ----------
                                                      12,778,497    11,021,681
                                                      ----------    ----------
Deferred tax liabilities:
  Pension costs                                         (257,854)     (551,731)
  Depreciation                                        (2,752,485)   (2,911,813)
  Deferred gain on sale of facilities                   (507,174)     (584,388)
  Unrealized investment (gain) loss                     (122,341)       52,260
                                                      ----------    ----------
                                                      (3,639,854)   (3,995,672)
                                                      ----------    ----------
Net deferred tax asset                                 9,138,643     7,026,009

Less current portion                                     931,020       865,082
                                                      ----------    ----------
                                                     $ 8,207,623   $ 6,160,927
                                                      ==========    ==========

                                  ----------


12.  INCOME TAXES, continued:

At September 30, 1998 and 1997, the Company had foreign net operating loss carryforwards of approximately $2,500,000 and $3,200,000, respectively, related to its subsidiaries in Canada and Sweden. Approximately $300,000 of the carryforwards at September 30, 1998 expire between 2002 and 2003, while the remainder have an indefinite carryforward period. The Company has recorded a valuation allowance of approximately $375,000 and $500,000 at September 30, 1998 and 1997, respectively, related to the carryforwards.



13.  COMMITMENTS AND CONTINGENT LIABILITIES:

The Company operates various production and office facilities and equipment under operating lease agreements. Annual rentals under these and other operating leases were $2,837,000, $2,262,000 and $2,130,000 in 1998, 1997 and
1996, respectively.  Future minimum rental commitments are not material.

The Company is party to various legal proceedings generally incidental to its business. The eventual outcome of these matters is not predictable, and it is possible that their resolution could be unfavorable to the Company. Although the ultimate disposition of these proceedings is not presently determinable, management is of the opinion that they should not result in liabilities in an amount which would materially affect the Company's consolidated financial position, results of operations or cash flows.

The Company has employment agreements with certain employees, the terms of which expire at various dates between 1999 and 2002. The agreements generally provide for base salary and bonus levels and include a non-compete clause. The aggregate commitment for salaries under these agreements at September 30, 1998 was approximately $4,600,000.



14.  SUPPLEMENTAL CASH FLOW INFORMATION:

Significant non-cash transactions included the following:

In September 1998, Matthews acquired for 11,555,500 German Marks
(U.S.$6,900,000) fifty percent of the capital stock of S+T Gesellschaft fur Reprotechnik mbH (Note 16). A liability has been recorded for the payment, which is due January 2000.

In May 1998, Matthews acquired fifty percent of O.N.E. Color Communications, Inc., a digital graphics service company (Note 16). In addition, the purchase agreement requires Matthews to acquire the remaining fifty percent interest no later than May 2004. A liability of $3,700,000 was recorded for the present value of the minimum future payouts under the purchase agreement.

In fiscal 1996, Matthews issued 466,296 shares of Class A Common Stock (valued at $5,900,000) in connection with the acquisitions of Industrial Equipment and Engineering Company, Inc. (Note 16) and Applied Technology Developments, Ltd. (Note 4).

                                  ----------

14.  SUPPLEMENTAL CASH FLOW INFORMATION, continued:

Changes in working capital items as presented in the Consolidated Statement of Cash Flows consisted of the following:
                                           1998          1997          1996
                                           ----          ----          ----
Current assets:
  Accounts receivable                  $(1,051,982)  $  (985,433)  $ 2,463,712
  Inventories                             (355,121)    2,087,337      (571,217)
  Other current assets                     392,197       (61,624)     (770,017)
                                        ----------    ----------     ---------
                                        (1,014,906)    1,040,280     1,122,478
                                        ----------    ----------     ---------
Current liabilities:
  Trade accounts payable                   732,701    (1,012,648)      737,433
  Accrued compensation                   3,539,657     2,010,941       326,942
  Accrued vacation pay                     275,473        56,238       197,241
  Profit distribution to employees         528,549      (112,274)     (239,942)
  Accrued income taxes                     943,106     1,991,625      (252,243)
  Customer prepayments                  (1,451,379)    5,822,563      (177,754)
  Other current liabilities              2,189,745       253,279       587,333
                                        ----------    ----------     ---------
                                         6,757,852     9,009,724     1,179,010
                                        ----------    ----------     ---------
Net increase                           $ 5,742,946   $10,050,004   $ 2,301,488
                                        ==========    ==========     =========



15.  SEGMENT INFORMATION:

Sales and operating profit of the Company's business segments follows:

                       Graphics      Marking
                       Imaging       Products       Bronze    Eliminations  Consolidated
                      ----------    ----------    ----------  ------------  ------------
Sales to unaffil-
 iated customers:
1998                 $75,294,549   $30,054,688  $106,272,820  $     -       $211,622,057
1997                  57,804,162    34,980,976    96,383,502        -        189,168,640
1996                  43,062,133    44,386,703    84,528,783        -        171,977,619

Intersegment sales:
1998                       6,973        63,424        35,364     (105,761)         -
1997                       4,681        53,473        39,849      (98,003)         -
1996                      42,408       238,439        26,479     (307,326)         -

Operating profit:
1998                   6,909,985     3,003,056    26,015,903        -         35,928,944
1997                   5,507,148     2,800,757    22,579,490        -         30,887,395
1996                   4,217,472     2,481,859    20,072,049        -         26,771,380

                                  ----------

15.  SEGMENT INFORMATION, continued:

Information related to assets identifiable to segments follows:

                       Graphics      Marking
                       Imaging       Products       Bronze       Other      Consolidated
                      ----------    ----------    ----------   ----------   ------------
Identifiable assets:
1998                 $60,274,431   $20,060,272   $59,304,584  $47,566,477   $187,205,764
1997                  38,495,477    22,118,584    49,753,812   58,836,517    169,204,390
1996                  19,271,417    24,752,912    46,836,367   62,551,013    153,411,709

Depreciation expense:
1998                   3,827,692       603,546     2,187,063      361,560      6,979,861
1997                   2,033,727       739,978     1,944,148      520,930      5,238,783
1996                   1,189,791       964,954     1,619,925      602,575      4,377,245

Capital expenditures:
1998                   5,110,111       334,122     1,628,217      260,241      7,332,691
1997                   3,189,371       400,543     2,144,218      430,498      6,164,630
1996                     942,909     1,067,917     3,228,309      138,918      5,378,053

Information about the Company's operations in different geographic areas follows:

                  United States    Canada     Australia     Europe    Eliminations  Consolidated
                  -------------   ---------   ---------   ----------  ------------  ------------
Sales to unaffil-
 iated customers:
1998               $192,443,566  $8,808,520 $ 4,817,523  $ 5,552,448  $      -      $211,622,057
1997                162,281,107   8,634,068  10,553,058    7,700,407         -       189,168,640
1996                139,945,843   8,180,041  10,534,846   13,316,889         -       171,977,619

Transfers between
 geographic areas:
1998                  6,210,190     131,453       -        1,884,293    (8,225,936)        -
1997                  6,728,953     187,161       -        2,820,395    (9,736,509)        -
1996                  7,361,044     244,185       -        2,342,427    (9,947,656)        -

Operating profit:
1998                 34,458,109    (115,435)  1,313,329      272,941         -        35,928,944
1997                 28,223,301     405,658   1,933,004      325,432         -        30,887,395
1996                 25,827,733    (349,587)  1,718,944     (425,710)        -        26,771,380

Identifiable
 assets:
1998                176,382,613   4,041,883   5,580,593   13,846,396   (12,645,721)  187,205,764
1997                164,499,917   4,444,878   8,840,270    7,973,623   (16,554,298)  169,204,390
1996                145,346,058   4,913,342   9,554,718    8,409,239   (14,811,648)  153,411,709

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



16.  ACQUISITIONS AND DISPOSITIONS:

On October 1, 1997, Matthews acquired for $480,000 cash the assets of Western Plasti-Type Co. ("Western"). On November 4, 1997, Matthews acquired the common stock of Allied Reprographics, Inc. ("Allied") for $700,000 cash. Both Western and Allied are printing plate manufacturers located in Denver, Colorado. On November 3, 1997, Matthews acquired for $1,400,000 cash the assets of Palomar Packaging, Inc. ("Palomar"), a manufacturer of printing plates and steel-rule cutting dies, located near San Diego, California. An additional amount up to $880,000 may be payable for Palomar during the five-year period from the acquisition date contingent on the attainment of certain operating performance levels. On February 20, 1998, Matthews acquired for $1,600,000 cash certain assets of S&N Graphics, Inc., a St. Louis, Missouri manufacturer of printing plates and other marking devices.

On May 22, 1998, Matthews acquired fifty percent of O.N.E. Color Communications, Inc., a digital graphics service company. The transaction was structured as an asset purchase with the purchase price consisting of $2,000,000 cash and the assumption of a fifty percent interest in certain liabilities of O.N.E. Color Communications, Inc. An additional amount is payable by Matthews three years from the acquisition date contingent on the attainment of certain operating performance levels of the new company, with such payout to be not less than $400,000. Matthews and the shareholders of O.N.E. Color Communications, Inc. have each contributed their respective fifty percent interests into a newly-formed California limited liability company, O.N.E. Color Communications, L.L.C. ("O.N.E.").

In addition, the purchase agreement requires Matthews to purchase the remaining fifty percent interest in O.N.E. no later than May 2004. The purchase price for the remaining interest is contingent on the attainment of certain operating performance levels of the new company with such payment to be not less than $4,500,000. The accounts of O.N.E. have been included in the consolidated financial statements of Matthews and a liability has been recorded for the present value of the minimum future payouts. O.N.E., with annual sales of approximately $10,000,000, is headquartered in Oakland, California.

                                  ----------

16.  ACQUISITIONS AND DISPOSITIONS, continued:

On September 19, 1998, Matthews acquired for 11,555,500 German Marks (U.S.$6,900,000) fifty percent of the capital stock of S+T Gesellschaft fur Reprotechnik mbH ("S+T"). The operations of S+T, located in Julich, Germany, consist principally of flexographic printing preparation and the manufacture of photopolymer printing forms for the packaging industry. The remaining fifty percent will continue to be owned by the existing president of S+T. The cash payment is due January 2000 and is subject to reduction if S+T's calendar year 1999 operating results are below the calendar year 1997 level. In addition, Matthews has a call option to acquire an additional thirty percent interest in S+T at a purchase price contingent on the operating performance of S+T. The results of S+T will be reflected in the financial statements of Matthews under the equity method of accounting.

In October 1998, Matthews entered into a foreign currency forward contract with a financial institution for the purchase of German Marks to hedge its January 2000 payment commitment for the investment in S+T. In November 1998, Matthews also entered into a letter of credit agreement with a financial institution to guarantee performance under this payment commitment.

Effective September 30, 1998, Matthews purchased for $10,000,000 cash the assets of Gibraltar Mausoleum Construction Company, Inc. ("Gibraltar"), a subsidiary of Service Corporation International. Gibraltar, with annual sales of approximately $16,000,000, is headquartered in Indianapolis, Indiana and is a leading builder of mausoleums in the United States.

On January 31, 1997, Matthews acquired fifty percent of Tukaiz Litho, Inc. ("Tukaiz"), a pre-press and pre-media firm headquartered in Franklin Park, Illinois. A pre-press firm prepares art or digital files for printing or reproduction. The remaining fifty percent continues to be owned by the president of Tukaiz. The transaction was structured as an asset purchase with the purchase price consisting of $4,000,000 cash and the assumption of a fifty percent interest, approximately $4,000,000, in certain of the liabilities of Tukaiz. The parties each contributed their respective fifty percent interests into a newly-formed Illinois limited liability company, Tukaiz Communications, L.L.C. Matthews also provided the new company with subordinated convertible debt of $5,500,000. Tukaiz reported sales of $16,400,000 for the year ended January 31, 1997. The accounts of Tukaiz Communications, L.L.C. have been included in the consolidated financial statements of Matthews.

On May 23, 1997, Matthews acquired for $2,400,000 cash the common stock of both Carolina Repro-Graphic and Dieworks, Inc., manufacturers of pre-press services, flexible printing plates and steel rule cutting dies, located in North Carolina. Combined sales for Carolina Repro-Graphic and Dieworks, Inc. were approximately $3,700,000 for the year ended December 31, 1996.

On March 25, 1996, Matthews acquired Industrial Equipment and Engineering Company, Inc. ("IEEC"), a Florida corporation, for 427,724 shares of Matthews Class A Common Stock (valued at $5,400,000) and $3,600,000 cash. Sales of IEEC for the year ended December 31, 1995 were $7,500,000. On August 1, 1996, IEEC acquired for cash substantially all of the assets and certain of the liabilities of All Crematory Corporation. The total purchase price, including the assumption of liabilities, was $2,000,000. Sales of All Crematory Corporation for the year ended September 30, 1995 were $3,400,000.

                                  ----------

16.  ACQUISITIONS AND DISPOSITIONS, continued:

Matthews has accounted for the aforementioned acquisitions using the purchase method and, accordingly, recorded the acquired assets and liabilities at their estimated fair values at the acquisition dates. The excess of the purchase price over the fair value of the net assets has been recorded as goodwill to be amortized on a straight-line basis over periods ranging from 15 to 25 years. For the acquisition of S+T, the excess of the purchase price over the fair value of the net assets will be amortized on a straight-line basis over 25 years as a charge to equity income.

On January 5, 1996, Matthews sold for $13,100,000 cash its cemetery and mortuary facility (Sunland Memorial Park, Inc.) in Sun City, Arizona to Service Corporation International. Matthews recorded a pre-tax gain in the fiscal 1996 second quarter of $9,400,000 on the sale which was recorded in other income. Sunland Memorial Park, Inc., which was purchased in 1982, was the only such facility owned by Matthews. The facility had sales in fiscal 1995 of approximately $5,000,000, representing about three percent of the consolidated sales of Matthews.

In September 1996, Matthews authorized the liquidation of its German subsidiary and recorded a pre-tax charge to other expense of $1,200,000 in connection with the transaction. The transaction had no impact on the fiscal 1996 net income of Matthews due to the tax benefits related to the write-off of an intercompany loan and investment. The German subsidiary had sales of $4,200,000 with an operating loss of $970,000 in fiscal 1996.



17.  FASB PRONOUNCEMENTS:

In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS
No. 130, "Reporting Comprehensive Income." The pronouncement establishes standards for reporting and display of comprehensive income and its components. The Statement requires that items of other comprehensive income be classified by their nature in a financial statement and the accumulated balance of other comprehensive income be displayed separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. The required presentation will be adopted by the Company in fiscal 1999.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The pronouncement establishes standards for reporting information about operating segments of an enterprise. The pronouncement requires the disclosure of selected segment information in interim financial reports. SFAS No. 131 will not impact the current presentation of the Company's segment information. The interim presentation requirement of the pronouncement will be adopted by the Company in the first quarter of fiscal 2000.

                      SUPPLEMENTARY FINANCIAL INFORMATION

Selected Quarterly Financial Data (Unaudited):

The following table sets forth certain items included in the Company's unaudited consolidated financial statements for each quarter of fiscal 1998 and fiscal 1997.

                                            Quarter Ended
                        -----------------------------------------------------    Year Ended
                        December 31     March 31      June 30    September 30   September 30
                        -----------   -----------   -----------  ------------   ------------
FISCAL YEAR 1998:
Sales                   $49,440,454   $51,563,344   $55,217,977   $55,400,282   $211,622,057

Gross profit             21,231,436    23,034,882    25,060,396    23,723,508     93,050,222

Operating profit          7,616,319     8,886,597    10,333,027     9,093,001     35,928,944

Net income                4,898,264     5,603,821     6,381,882     5,617,725     22,501,692

Earnings per share -
 diluted                        .29           .33           .38           .34           1.34



FISCAL YEAR 1997:
Sales                   $42,582,795   $45,427,408   $51,736,477   $49,421,960   $189,168,640

Gross profit             18,863,418    20,237,199    22,843,057    21,557,212     83,500,886

Operating profit          6,613,758     7,885,207     8,797,942     7,590,488     30,887,395

Net income                4,304,408     5,012,993     5,484,608     4,824,055     19,626,064

Earnings per share -
 diluted                        .24           .28           .31           .28           1.11

/TABLE

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no changes in accountants or disagreements on accounting or financial disclosure between the Company and PricewaterhouseCoopers LLP, Certified Public Accountants, for the fiscal years ended September 30, 1998, 1997 and 1996.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The following information as of November 30, 1998 is furnished with respect to each director and executive officer:

Name                            Age       Positions with Registrant
----                            ---       -------------------------

David M. Kelly                   56       Chairman of the Board, President and
                                          Chief Executive Officer

Geoffrey D. Barefoot             51       President, Graphic Systems
                                          Division and Director

Edward J. Boyle                  52       Vice President, Accounting & Finance,
                                          Treasurer and Secretary

David J. DeCarlo                 53       President, Bronze Division
                                          and Director

Robert B. Heffernan              50       President, Graphics Imaging Group

Robert J. Kavanaugh              61       Director

Thomas N. Kennedy                63       Director

Steven F. Nicola                 38       Controller

John P. O'Leary, Jr.             51       Director

James L. Parker                  60       Director

Robert J. Schwartz               51       President, Marking Products Division

William J. Stallkamp             59       Director



David M. Kelly was elected Chairman of the Board on March 15, 1996. He was appointed President and Chief Operating Officer of the Company in April 1995 and President and Chief Executive Officer effective October 1, 1995. He was appointed as a Director of the Company in May 1995. Prior to joining the Company, he was a Senior Vice President for Carrier Corporation.

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

Robert B. Heffernan joined the Company in May 1998 and was appointed President, Graphics Imaging Group. Prior thereto, he was President of the Brooks Instrument Division of Emerson Electric since 1986.

Robert J. Kavanaugh was elected to the Board of Directors in February 1998. Mr. Kavanaugh retired in 1996 as a partner of the Pittsburgh office of Arthur Andersen LLP.

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

Robert J. Schwartz was appointed President, Marking Products Division in September 1997. Mr. Schwartz joined the Company in January 1997 as Director of Sales and Marketing for the Marking Products Division. Prior thereto, he was Vice President - Sales for Northeast Distributors, Inc.

William J. Stallkamp, a Director of the Company since 1981, is a Vice Chairman of Mellon Bank Corporation in Pittsburgh, Pennsylvania and has been Chairman and Chief Executive Officer of Mellon PSFS in Philadelphia since January 1996. Prior thereto, he was an Executive Vice President of Mellon Bank, N.A.

Board Committees:

The Executive Committee is appointed by the Board of Directors to have and exercise during the periods between Board meetings all of the powers of the Board of Directors, except that the Executive Committee may not elect directors, change the membership of or fill vacancies in the Executive Committee, change the By-Laws of the Company or exercise any authority specifically reserved by the Board. The membership of the Executive Committee since October 1, 1997 consisted of Messrs. Kelly, DeCarlo and Barefoot.

The principal function of the Audit Committee, the members of which are Messrs. O'Leary (Chairman), Kavanaugh and Stallkamp, is to endeavor to assure the integrity and adequacy of financial statements issued by the Company. It is intended that the Audit Committee will review internal auditing systems and procedures as well as the activities of the public accounting firm performing the external audit.

The principal function of the Compensation Committee, the members of which are Messrs. Stallkamp (Chairman), Kavanaugh and Kennedy, is to review periodically the suitability of the remuneration arrangements (including benefits) for the principal officers of the Company other than stock remuneration. A subcommittee of the Compensation Committee, the Stock Compensation Committee, the members of which are Messrs. Stallkamp (Chairman) and Kavanaugh, consider and grant stock remuneration and administer the Company's 1992 Stock Incentive Plan.

ITEM 11.  EXECUTIVE COMPENSATION.
The following table sets forth the individual compensation information for the fiscal years ended September 30, 1998, 1997 and 1996 for the Company's Chief Executive Officer and the four most highly compensated executive officers.

                           SUMMARY COMPENSATION TABLE

                                          Annual                Long-Term
                                       Compensation           Compensation
                                     -----------------   -----------------------
                                                           Awards       Payouts
                                                           ------       -------       All
                                                         Securities                  Other
Name of Individual                                       Underlying       LTIP      Compen-
and Principal Position      Year      Salary     Bonus     Options      Payouts      sation
----------------------      ----     -------    -------  ----------    ---------    -------
                                                  (1)     (Shares)        (2)         (3)
David M. Kelly              1998    $312,409   $324,082     40,000     $239,850       None
Chairman of the Board and   1997     290,174    290,687    190,000        None        None
Chief Executive Officer     1996     268,764    261,193     70,000        None        None

David J. DeCarlo            1998     207,921    169,552      None       269,660      $2,520
Director and President,     1997     199,473    174,477    250,000        None        3,046
Bronze Division             1996     188,100    159,409     40,000        None        4,904

Geoffrey D. Barefoot        1998     148,788      None       None         None        2,644
Director and President,     1997     146,080     13,487      None         None        2,622
Graphic Systems Division    1996     142,497     59,827     30,000        None        2,028

Edward J. Boyle             1998     129,689     87,394     36,000       60,211       4,250
Vice President,             1997     113,379     75,043     41,000        None        3,804
Accounting & Finance        1996     104,709     68,308     28,000        None        2,205

Robert J. Schwartz          1998     118,323     75,177     32,000        None        1,038
President, Marking
Products Division

(1)  Includes the current portion of management incentive plan and supplemental management incentive payments and, for Mr. Kelly, an amount equal to his life insurance premium cost.  At his request, the Company does not provide life insurance for Mr. Kelly, but in lieu thereof pays to him annually the amount which the Company would have paid in premiums to provide coverage, considering his position and age.  Such amounts are not included in calculating other Company benefits for Mr. Kelly.  The amount paid to
     Mr. Kelly in lieu of life insurance for 1998, 1997 and 1996 was $4,100 each year.  The
     Company has adopted a management incentive plan for officers and key management personnel.  Participants in such plan are not eligible for the Company's profit distribution plan.  The incentive plan is based on improvement in divisional and Company economic value added and the attainment of established personal goals.  A portion of amounts earned are deferred by the Company and are payable with interest at a market rate over a two-year period contingent upon economic value added performance and continued employment during such period.  See Long-Term Incentive Plans - Awards in Last
     Fiscal Year table.  In addition, payments include a supplement in amounts which are sufficient to pay annual interest expense on the outstanding notes of management under the Company's Designated Employee Stock Purchase Plan and to pay medical costs which are not otherwise covered by a Company plan.
(2)  Represents payments of deferred amounts under the management incentive plan.

ITEM 11.  EXECUTIVE COMPENSATION, continued.

(3)  Includes educational assistance for dependent children and premiums for term life insurance.  Educational assistance for dependent children is provided to any officer or employee of the Company whose child meets the scholastic eligibility criteria and is attending an eligible college or university.  Educational assistance amounts reported in this column for the named officers in fiscal 1998, 1997 and 1996, respectively, were:  Mr. DeCarlo, $2,000 (1996 only); and Mr. Boyle, $2,200, $2,000 and $1,000.  Each officer of the Company is provided term life insurance coverage in an amount approximately equivalent to three times his respective salary.  Amounts reported in this column for the named officers in fiscal 1998, 1997 and 1996 include the following respective life insurance benefit costs:  Mr. DeCarlo, $2,520, $3,046 and $2,904; Mr. Barefoot, $2,644, $2,622 and $2,028; Mr. Boyle, $2,050, $1,804 and
     $1,205; and Mr. Schwartz, $1,038 (1998 only).  See also note (1).


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


             Long-Term Incentive Plans - Awards in Last Fiscal Year

                                           Performance          Estimated Future
                                            or Other             Payouts Under
                         Number              Period             Non-Stock Price-
                        of Shares             Until               Based Plans
                        or Other            Maturation          ----------------
Name                     Rights             or Payout                Target
-------------          ----------          -----------          ----------------
D.M. Kelly                 -                 2 Years               $ 906,596
D.J. DeCarlo               -                 2 Years                 803,335
G.D. Barefoot              -                 2 Years                   None
E.J. Boyle                 -                 2 Years                 232,753
R.J. Schwartz              -                 2 Years                  93,090

The Company has a management incentive plan based on improvement in divisional and Company economic value added and the attainment of established personal goals.  A portion of amounts earned are deferred by the Company and are payable with interest at a market rate over a two-year period contingent upon economic value added performance and continued employment during such period.
/TABLE

                     Option/SAR Grants in Last Fiscal Year

                                                                         Potential Realized
                                                                          Value at Assumed
                                                                          Annual Rates of
                                                                            Stock Price
                                                                          Appreciation for
                       Individual Grants (1)                                Option Term
-----------------------------------------------------------------      ----------------------
                               Percent
                               of Total
                 Number of     Options
                 Securities   Granted to   Exercise
                 Underlying   Employees     or Base
                   Options    in Fiscal      Price     Expiration
Name               Granted       Year      per Share      Date            5%           10%
--------------   ----------   ----------   ---------   ----------      --------      --------
D.M. Kelly          40,000       17.7%      $21.406     12/02/07       $538,489    $1,364,643
D.J. DeCarlo         None          -           -           -               -             -
G.D. Barefoot        None          -           -           -               -             -
E.J. Boyle          36,000       15.9%      $21.406     12/02/07        484,640     1,228,178
R.J. Schwartz       32,000       14.1%      $21.406     12/02/07        430,791     1,091,714

(1)  All options were granted at market value as of the date of grant.  Options are exercisable in various share amounts based on the attainment of certain market value levels of Class A Common Stock, but, in the absence of such events, are exercisable in full for a one-week period beginning five years from the date of grant.  In addition, options vest in one-third increments after three, four and five years, respectively, from the grant date (but, in any event, not until the attainment of the certain market value levels described above).  The options are not exercisable within six months from the date of grant and expire on the earlier of ten years from the date of grant, upon employment termination, or within specified time limits following voluntary employment termination (with consent of the Company), retirement or death.

                Aggregated Option Exercises in Last Fiscal Year
                       and Fiscal Year End Option Values

                                              Number of               Value of Unexercised
                 Shares                  Securities Underlying        In-the-Money Options
                Acquired                  Unexercised Options          at Fiscal Year End
                   On        Value     --------------------------  --------------------------
Name            Exercise    Realized   Exercisable  Unexercisable  Exercisable  Unexercisable
-------------  ----------  ----------  -----------  -------------  -----------  -------------
D.M. Kelly       15,000    $  262,500    255,000       230,000     $4,077,812    $2,336,873
D.J. DeCarlo      None        None       126,000       250,000      2,080,250     2,859,375
G.D. Barefoot    94,000     1,133,875      None          None           None          None
E.J. Boyle        None        None        63,000        77,000        993,125       616,310
R.J. Schwartz     None        None         None         80,000          None        620,373
/TABLE

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

Estimated years of continuous service for each of the individuals named in the Summary Compensation Table, as of October 1, 1998 and rounded to the next higher year, are: Mr. Kelly, 4 years; Mr. DeCarlo, 14 years; Mr. Barefoot,
23 years; Mr. Boyle, 12 years and Mr. Schwartz, 2 years.



Compensation Committee Interlocks and Insider Participation:

Thomas N. Kennedy, a former officer of the Company, is a member of the Company's Compensation Committee.



Compensation of Directors:

Pursuant to the Director Fee Plan, directors who are not also officers of the Company each receive as an annual retainer fee shares of the Company's Class A Common Stock equivalent to approximately $16,000. Each director may elect to be paid these shares on a current basis or have such shares credited to a deferred stock account as phantom stock. In addition, each such director is paid $800 for every meeting of the Board of Directors attended and (other than a Chairman) $500 for every committee meeting attended. The Chairman of a committee of the Board of Directors is paid $700 for every committee meeting attended. No other remuneration is otherwise paid by the Company to any director for services as a director.

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

This information is as of November 30, 1998.

                           Number of                   Number of
                         Class A Shares              Class B Shares
    Name of               Beneficially     Percent    Beneficially     Percent
Beneficial Owner (1)         Owned (2)     of Class      Owned (2)     of Class
----------------         --------------    --------  --------------    --------
Directors and Officers:
----------------------
D.M. Kelly                    43,925          0.3%        56,000          2.0%
G.D. Barefoot                  None            -         209,000          7.3
D.J. DeCarlo                   None            -         289,990         10.2
R.J. Kavanaugh                 1,000           *           None            -
T.N. Kennedy                  75,000          0.6          None            -
J.P. O'Leary, Jr.             13,300          0.1          None            -
J.L. Parker                  100,000          0.8          None            -
W.J. Stallkamp                 6,200           *           None            -
All directors and
 executive officers as
 a group (12 persons)        252,177          1.9        609,690         21.4

Others:
------
D. Majestic                    None            -         312,000         10.9
T. Rowe Price
 Associates, Inc.
 100 East Pratt Street
 Baltimore, MD 21202         882,700          6.7          None            -

 *   Less than 0.1%

(1) Unless otherwise noted, the mailing address of each beneficial owner is the same as that of the Registrant.

(2) The nature of the beneficial ownership for all shares is sole voting and investment power, except as follows:
       Mr. Stallkamp has sole voting power except for 200 Class A shares held by Mr. Stallkamp as custodian under UTMA for son.
       T. Rowe Price Associates, Inc. has sole voting power for only 323,200 Class A shares.

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

The following officers and directors were indebted to the Company on notes carrying an annual interest rate of 6.5% which were issued under the Company's Designated Employee Stock Purchase Plan, as referred to in Note 7 of the Notes to Consolidated Financial Statements:

                                        Highest Amount
                                      Outstanding During            Amount
                                        the Year Ended          Outstanding at
                                      September 30, 1998      November 30, 1998
                                      ------------------      -----------------
Geoffrey D. Barefoot                       $ 83,206               $   7,531
Edward J. Boyle                              62,442                  30,913
David J. DeCarlo                            340,669                 208,334
Steven F. Nicola                             29,242                  18,259


The Company has annually made supplemental management incentive payments to officers and other employees indebted on such notes in amounts equal to the interest paid by such persons on their respective notes.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) 1.  Financial Statements:

The following items are included in Part II, Item 8:

                                                                          Pages
                                                                          -----
Report of Independent Accountants                                           27

Consolidated Balance Sheet                                                28-29

Consolidated Statement of Income                                            30

Consolidated Statement of Shareholders' Equity                              31

Consolidated Statement of Cash Flows                                        32

Notes to Consolidated Financial Statements                                33-52

Supplementary Financial Information                                         53


2.  Financial Statement Schedules:

Financial statement schedules have been omitted for the reason that the information is not required or is otherwise given in the consolidated financial statements and notes thereto.


3.  Exhibits Filed:

The index to exhibits is on pages 67-69.



(b)  Reports on Form 8-K:

A Form 8-K Current Report was filed by the Company on September 28, 1998 reporting under "Item 5 - Other Events" the Company's purchase of Gibraltar Mausoleum Construction Company, Inc. and the Company's purchase of a fifty percent interest in S&T Gesellschaft fur Reprotechnik mbH (See
Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations").

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 18, 1998.


                                          MATTHEWS INTERNATIONAL CORPORATION
                                          ----------------------------------
                                                     (Registrant)


                                      By            David M. Kelly
                                         -------------------------------------
                                         David M. Kelly, Chairman of the Board,
                                         President and Chief Executive Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on December 18, 1998:



David M. Kelly                            Edward J. Boyle
------------------------------------      ------------------------------------
David M. Kelly                            Edward J. Boyle
Chairman of the Board, President          Vice President, Accounting & Finance,
and Chief Executive Officer               Treasurer and Secretary (Principal
(Principal Executive Officer)             Financial and Accounting Officer)



Geoffrey D. Barefoot                      John P. O'Leary, Jr.
------------------------------------      ------------------------------------
Geoffrey D. Barefoot, Director            John P. O'Leary, Jr., Director



David J. DeCarlo                          James L. Parker
------------------------------------      ------------------------------------
David J. DeCarlo, Director                James L. Parker, Director



Robert J. Kavanaugh                       William J. Stallkamp
------------------------------------      ------------------------------------
Robert J. Kavanaugh, Director             William J. Stallkamp, Director



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

  4.6 a   Employees' Stock Purchase Plan *          Exhibit Number 4.6 to Form
                                                    10-K for the year ended
                                                    September 30, 1993

  4.7     Form of Share Certificate for             Exhibit Number 4.9 to Form
          Class A Common Stock *                    10-K for the year ended
                                                    September 30, 1994

  4.8     Form of Share Certificate for             Exhibit Number 4.10 to Form
          Class B Common Stock *                    10-K for the year ended
                                                    September 30, 1994

                                  ----------

Exhibit                                             Prior Filing or Sequential
  No.     Description                               Page Numbers Herein
-------   -----------                               --------------------------

 10.1 a   Form of Agreement which amends the        Exhibit Number 19.1 to Form
          Option Agreement of Repurchase with       10-Q for the quarter ended
          Respect to Major Shareholders *           March 31, 1988

 10.2     Revolving Credit and Term Loan            Exhibit Number 10.7 to Form
          Agreement *                               10-K for the year ended
                                                    September 30, 1986

 10.3 a   Supplemental Retirement Plan *            Exhibit Number 10.8 to Form
                                                    10-K for the year ended
                                                    September 30, 1988

 10.4 a   Written Description of Matthews           Exhibit Number 10.9 to Form
          International Corporation Management      10-K for the year ended
          Incentive Compensation Plan *             September 30, 1992

 10.5 a   1992 Stock Incentive Plan (as             Exhibit A to Definitive
          amended through December 13, 1996) *      Proxy Statement filed on
                                                    January 22, 1997

 10.6 a   Form of Stock Option Agreement *          Exhibit Number 10.1 to Form
                                                    10-Q for the quarter ended
                                                    December 31, 1994

 10.7 a   1994 Director Fee Plan (as                Exhibit Number 10.11 to
          amended through March 14, 1997) *         Form 10-K for the year
                                                    ended September 30, 1998

 10.8 a   1994 Employee Stock Purchase Plan *       Exhibit Number 10.2 to Form
                                                    10-Q for the quarter ended
                                                    March 31, 1995

 10.9     Capital Stock Purchase Agreement,         Exhibit Number 10.1 to Form
          Sunland Memorial Park, Inc. *             10-Q for the quarter ended
                                                    December 31, 1995

 10.10    Agreement of Plan and Merger,             Exhibit Number 10.2 to Form
          Industrial Equipment and Engineering      10-Q for the quarter ended
          Company, Inc. *                           March 31, 1996

 10.11    Asset Purchase Agreement among TKZ        Exhibit Number 10.1 to Form
          Holding Corp., Tukaiz Litho, Inc.         10-Q for the quarter ended
          and Michael Vitallo *                     December 31, 1996

 10.12    Membership Interest Agreement,            Exhibit Number 10.2 to Form
          Tukaiz Communications L.L.C. *            10-Q for the quarter ended
                                                    December 31, 1996

                                  ----------

Exhibit                                             Prior Filing or Sequential
  No.     Description                               Page Numbers Herein
-------   -----------                               --------------------------

 10.13    Subordinated Convertible Note from        Exhibit Number 10.3 to Form
          Tukaiz Communications, L.L.C. in favor    10-Q for the quarter ended
          of Venetian Investment Corporation *      December 31, 1996

 10.14    Operating Agreement,  Tukaiz              Exhibit Number 10.4 to Form
          Communications, L.L.C. *                  10-Q for the quarter ended
                                                    December 31, 1996

 10.15    Asset Purchase and Membership             Exhibit Number 10.1 to Form
          Interest Agreement, O.N.E. Color          10-Q for the quarter ended
          Communications, L.L.C. *                  June 30, 1998

 10.16    O.N.E. Color Communications, L.L.C.,      Exhibit Number 10.2 to Form
          Operating Agreement *                     10-Q for the quarter ended
                                                    June 30, 1998

 10.17    Stock Purchase Agreement, S+T             Filed Herewith
          Gesellschaft fur Reprotechnik mbH

 10.18    Asset Purchase Agreement, Gibraltar       Filed Herewith
          Mausoleum Construction Company, Inc.

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