Form 10-Q
period 1998-12-31
MATTHEWS INTERNATIONAL CORP
filed 1999-02-10
CIK 63296

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  Form 10-Q


[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934


For The Quarterly Period Ended December 31, 1998

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

     Class of Common Stock                  Outstanding at January 31, 1999

   Class A - $1.00 par value                      13,143,257 shares
   Class B - $1.00 par value                       2,824,760 shares

                            PART I - FINANCIAL INFORMATION
                 MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                                              December 31, 1998         September 30, 1998
                                                              -----------------         ------------------
ASSETS
Current assets:
Cash and cash equivalents                                          $ 26,895,833               $ 25,369,834
Short-term investments                                                  246,058                    229,903
Accounts receivable                                                  32,533,341                 32,892,094
Inventories:
 Materials and finished goods                          $15,116,890                $15,114,759
 Labor and overhead in process                           1,110,841                  1,248,815
 Supplies                                                  381,335                    388,219
                                                        ----------                 ----------
                                                                     16,609,066                 16,751,793
Other current assets                                                  1,693,878                  1,984,053
                                                                     ----------                 ----------
  Total current assets                                               77,978,176                 77,227,677

Investments                                                          22,027,734                 24,250,799
Property, plant and equipment:  Cost                    82,505,263                 78,876,967
 Less accumulated depreciation                         (35,903,225)               (34,146,591)
                                                        ----------                 ----------
                                                                     46,602,038                 44,730,376
Deferred income taxes and other assets                               14,246,687                 14,005,434
Goodwill                                                             26,707,965                 26,991,478
                                                                    -----------                -----------
Total assets                                                       $187,562,600               $187,205,764
                                                                    ===========                ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Long-term debt, current maturities                                    1,257,275                    800,252
Accounts payable                                                      5,908,647                  6,901,044
Accrued compensation                                                 11,321,698                 16,224,508
Accrued income taxes                                                  6,758,420                  3,942,617
Customer prepayments                                                  7,176,644                  7,441,088
Other current liabilities                                             8,253,466                  8,597,060
                                                                     ----------                 ----------
 Total current liabilities                                           40,676,150                 43,906,569

Long-term debt                                                        1,252,631                  1,434,679
Estimated finishing costs                                             4,035,393                  3,831,674
Postretirement benefits                                              19,957,847                 20,082,548
Other liabilities                                                    13,817,786                 13,639,998

Shareholders' equity:
 Common stock:  Class A, par value $1.00                14,441,529                 14,414,944
                Class B, par value $1.00                 3,725,467                  3,752,052
 Other shareholders' equity                             89,655,797                 86,143,300
                                                        ----------                 ----------
                                                                    107,822,793                104,310,296
                                                                    -----------                -----------
Total liabilities and shareholders' equity                         $187,562,600               $187,205,764
                                                                    ===========                ===========
/TABLE

                 MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                                                        Three Months Ended
                                                           December 31,
                                                    --------------------------
                                                       1998            1997
                                                       ----            ----
Sales                                             $ 56,441,488    $ 49,440,454

Cost of goods sold                                  32,982,990      28,209,018
                                                    ----------      ----------

Gross profit                                        23,458,498      21,231,436

Selling and administrative expenses                 14,759,243      13,615,117
                                                    ----------      ----------

Operating profit                                     8,699,255       7,616,319


Investment income                                      438,593         668,330

Interest expense                                      (122,570)        (86,821)

Other income (deductions), net                         (31,976)        111,631

Minority interest                                      (43,846)       (271,372)
                                                    ----------      ----------

Income before income taxes                           8,939,456       8,038,087

Income taxes                                         3,524,337       3,139,823
                                                    ----------      ----------

Net income                                        $  5,415,119    $  4,898,264
                                                    ==========      ==========

Earnings per share:
  Basic                                                 $  .34          $  .29
                                                         =====           =====
  Diluted                                               $  .33          $  .29
                                                         =====           =====


Dividends per share                                     $ .045          $.0425
                                                         =====           =====

                 MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                               Three Months Ended
                                                                  December 31,
                                                           --------------------------
                                                              1998            1997
                                                              ----            ----
Cash flows from operating activities:
 Net income                                               $ 5,415,119     $ 4,898,264
 Adjustments to reconcile net income to net cash
   provided by operating activities:
  Depreciation and amortization                             2,283,021       1,863,841
  Change in deferred taxes                                   (123,337)       (673,595)
  Changes in working capital items                         (2,906,207)       (709,366)
  (Increase) decrease in other non-current assets             (64,766)        341,190
  Increase in estimated finishing costs                       203,719           6,145
  Increase in other liabilities                               173,166         215,186
  Decrease in postretirement benefits                        (124,701)        (66,611)
  (Gain) loss on sale of property, plant and equipment          2,280         (68,106)
  Net loss on investments                                      15,087          17,481
  Effect of exchange rate changes on operations               (58,981)        (17,692)
                                                           ----------      ----------
    Net cash provided by operating activities               4,814,400       5,806,737
                                                           ----------      ----------
Cash flows from investing activities:
 Capital expenditures                                      (3,782,093)     (1,295,687)
 Proceeds from disposals of property,
   plant and equipment                                          1,000         309,130
 Acquisitions, net of cash acquired                              -         (2,730,172)
 Investments                                                 (193,906)       (459,225)
 Proceeds from disposition of investments                   2,210,471          20,541
 Collections on loans to officers and employees               106,301         166,150
                                                           ----------      ----------
    Net cash used in investing activities                  (1,658,227)     (3,989,263)
                                                           ----------      ----------
Cash flows from financing activities:
 Proceeds from long-term debt                                 470,000            -
 Payments on long-term debt                                  (195,025)       (539,129)
 Proceeds from the sale of treasury stock                     188,750         771,410
 Purchases of treasury stock                               (1,329,730)     (6,271,317)
 Dividends                                                   (718,980)       (748,553)
                                                           ----------      ----------
    Net cash used in financing activities                  (1,584,985)     (6,787,589)
                                                           ----------      ----------
Effect of exchange rate changes on cash                       (45,189)       (433,233)
                                                           ----------      ----------

Net increase (decrease) in cash and cash equivalents      $ 1,525,999     $(5,403,348)
                                                           ==========      ==========

Supplemental Cash Flow Information:
 Cash paid during the period for:
   Interest                                               $   122,570     $    86,821
   Income Taxes                                               831,871         721,107

             MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             DECEMBER 31, 1998


Note 1.  Nature of Operations

Matthews International Corporation, founded in 1850 and incorporated in Pennsylvania in 1902, is a designer, manufacturer and marketer principally of custom-made products which are used to identify people, places, products and events. The Company's products and operations are comprised of three business segments: Bronze, Graphics Imaging and Marking Products. The Bronze segment is a leading manufacturer of cast bronze memorial products, crematories and cremation-related products and is a leading builder of mausoleums in the United States. The Graphics Imaging segment manufactures and provides printing plates, pre-press services and imaging systems for the corrugated and flexible packaging industries. The Marking Products segment designs, manufactures and distributes a wide range of equipment and consumables used by customers to mark or identify various consumer and industrial products and containers. The Company has sales and manufacturing facilities in the United States, Canada, Australia, Sweden and Germany.


Note 2.  Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information for commercial and industrial companies and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three-month period ended December 31, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1998.

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


Note 3.  Income Taxes

The income tax provision for the period is based on the effective tax rate expected to be applicable for the full year. The difference between the estimated effective tax rate of 39.4% and the Federal statutory rate of 35% primarily reflects the impact of state income taxes.

             MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                             DECEMBER 31, 1998


Note 4.  Earnings Per Share

                                                    For the Three Months Ended
                                                          December 31,
                                                    --------------------------
                                                      1998            1997
                                                      ----            ----

Net income                                       $ 5,415,119     $ 4,898,264
                                                   ==========      ==========

Weighted average common
  shares outstanding                               15,998,525      16,633,601

Dilutive securities,
  primarily stock options                             431,561         517,420
                                                   ----------      ----------
Diluted weighted average
  common shares outstanding                        16,430,086      17,151,021
                                                   ==========      ==========

Basic earnings per share                                $ .34           $ .29
                                                         ====            ====

Diluted earnings per share                              $ .33           $ .29
                                                         ====            ====

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement:

The following discussion should be read in conjunction with the consolidated financial statements and footnotes thereto included in this Quarterly Report on Form 10-Q and the Company's Annual Report on Form 10-K for the year ended September 30, 1998. Any forward-looking statements contained herein are included pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks and uncertainties that may cause the Company's actual results in future periods to be materially different from management's expectations. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove correct. Factors that could cause the Company's results to differ materially from the results discussed in such forward-looking statements principally include economic, competitive and technological factors beyond the Company's control.


Results of Operations

The following table sets forth certain income statement data of the Company expressed as a percentage of net sales for the periods indicated.

                               Three months ended         Years ended
                                  December 31,           September 30,
                               ------------------    --------------------
                                  1998    1997       1998    1997    1996
                                  ----    ----       ----    ----    ----
Sales                            100.0%  100.0%     100.0%  100.0%  100.0%
Gross profit                      41.6    42.9       44.0    44.1    44.6
Operating profit                  15.4    15.4       17.0    16.3    15.6
Income before income taxes        15.8    16.3       17.5    17.1    19.5
Net income                         9.6     9.9       10.6    10.4    11.8

Sales for the three months ended December 31, 1998 were $56.4 million and were $7.0 million, or 14.2%, higher than sales of $49.4 million for the quarter ended December 31, 1997. The sales increase for the first three months of fiscal 1999 principally resulted from higher sales in the Company's Bronze and Graphics Imaging segments. Sales for the Bronze segment increased 21% over the fiscal 1998 first quarter resulting primarily from the Company's acquisition of Gibraltar Mausoleum Construction Company in September 1998. In addition, Bronze segment sales for the fiscal 1999 first quarter reflected an increase in the unit volume of memorial products and cremation equipment over the same period a year ago. Sales for the Graphics Imaging segment were up 14% from the fiscal 1998 first quarter, primarily reflecting the Company's acquisition of a 50% interest in O.N.E. Color Communications, L.L.C. ("O.N.E.") in May 1998. Excluding the impact of this acquisition, sales of the Graphics Imaging segment for the fiscal 1999 first quarter were slightly below the same period last year, reflecting weak demand for corrugated printing plates. Marking Products segment sales for the three months ended December 31, 1998 declined approximately 5% from the same period a year ago. The decline, which was expected, resulted from the sale of the segment's distribution operation in France in February 1998 which had historically produced marginal results for the Company. Sales for the segment's North American operations increased 8% over the fiscal 1998 first quarter.

Gross profit for the three months ended December 31, 1998 was $23.5 million, or 41.6% of sales, compared to $21.2 million, or 42.9% of sales, for the first three months of fiscal 1998. The increase in consolidated gross profit of $2.3 million, or 10.5%, reflected higher gross profit levels in all three of the Company's business segments. Increases in gross profit in the Bronze and Graphics Imaging segments resulted from higher sales, reflecting the Company's fiscal 1998 acquisitions and, for the Bronze segment, higher sales of memorial products and cremation equipment. Marking Products gross profit also improved slightly over the fiscal 1998 first quarter despite the reduction in the segment's sales. Higher margins were realized in the fiscal 1999 first quarter on the segment's North American sales which more than offset a decrease in gross profit resulting from the sale of the segment's distribution operation in France. Consolidated gross profit as a percent of sales for the quarter ended December 31, 1998 was 41.6%, compared to 42.9% for the same period a year ago. Gross profit as a percent of sales declined in the Bronze segment as a result of lower margins on sales of mausoleums. The reduction in gross profit as a percent of sales for the Graphics Imaging segment reflected a decline in the segment's sales (excluding the impact of the acquisition of a 50% interest in O.N.E.) combined with an increase in depreciation expense due to higher levels of capital investment.

Selling and administrative expenses for the three months ended December 31, 1998 were $14.8 million, representing an increase of $1.2 million, or 8.4%, over $13.6 million for the fiscal 1998 first quarter. The increase in selling and administrative expenses over the prior period principally resulted from the acquisition of O.N.E. and other increases in selling costs by the Graphics Imaging segment. Partially offsetting this increase was a reduction in Marking Products selling and administrative costs due to the sale of its French subsidiary. Although sales for the Bronze segment increased for the period, the segment's selling and administrative expenses were relatively consistent with the same period a year ago. Consolidated selling and administrative expense as a percent of sales was 26.2% for the first quarter of fiscal 1999 compared to 27.5% for the same quarter last year.

Operating profit for the three months ended December 31, 1998 was $8.7 million and was $1.1 million, or 14.2%, higher than the first three months of fiscal 1998. The increase in the Company's operating profit for the fiscal 1999 first quarter resulted primarily from higher sales in the Bronze segment. The increased sales volume of memorial products and cremation equipment accounted for the Bronze segment's operating profit improvement. Operating profit for the Marking Products segment also improved for the quarter despite the sale of the segment's distribution operation in France. The improvement resulted from higher sales in the segment's North American operations. Operating profit for the Graphics Imaging segment for the three months ended December 31, 1998 was lower than the same period last year due to several factors including weak demand for corrugated printing plates, an increase in depreciation expense due to higher levels of capital investment, and poor results from one of the segment's recent acquisitions. Management has developed an action plan designed to improve the segment's operating performance which includes an overall reduction of operating expenses while at the same time focusing on an increase in sales.

Investment income for the first quarter of fiscal 1999 was $439,000, compared
to $668,000 for the first three months of fiscal 1998.    The Company's average
cash and investment balances were lower than a year ago as a result of acquisitions and stock repurchases completed during fiscal 1998.

Interest expense for the three months ended December 31, 1998 was approximately $123,000, compared to $87,000 for the first quarter of fiscal 1998. Interest expense principally related to the Company's capital lease obligations. In addition, interest expense for the first quarter of fiscal 1999 includes interest on the Company's obligations related to the acquisition of O.N.E. An additional amount is payable by Matthews for its 50% interest three years from the acquisition date contingent on the attainment of certain operating performance levels of O.N.E., with such payout to be not less than $400,000.
In addition, Matthews is obligated to purchase the remaining 50% interest no later than May 2004, also contingent on the attainment of certain operating performance levels of O.N.E., with such payment to be not less than $4.5 million. A liability has been recorded for the present value of the minimum future payouts with interest imputed on the obligation and recorded on a monthly basis as a charge against income.

Other income (deductions), net, for the three months ended December 31, 1998 represented a net reduction to pre-tax income of $32,000 compared to a net increase of $112,000 for the first three months of fiscal 1998. The first quarter of fiscal 1998 included gains on the sale of various fixed assets. Minority interest relates to the Company's 50%-owned affiliate, Tukaiz Communications L.L.C.

The Company's effective tax rate for the first quarter of fiscal 1999 was 39.4%, compared to 39.4% for the year ended September 30, 1998. The difference between the Company's effective tax rate and the Federal statutory rate of 35% primarily reflects the impact of state income taxes.


Liquidity and Capital Resources

Net cash provided by operating activities was $4.8 million for the three months ended December 31, 1998, compared to $5.8 million for the first three months of fiscal 1998. Operating cash flow for both periods primarily reflected net income for the respective quarters adjusted for depreciation and amortization and the payment of year-end compensation and profit distribution accruals.

Cash used in investing activities was approximately $1.7 million for the three months ended December 31, 1998 compared to $4.0 million for the same period a year ago. Investing activities for the three months ended December 31, 1998 primarily reflected capital expenditures of $3.8 million which were partially offset by proceeds of $2.2 million from the disposition of investment securities. Capital expenditures for the first quarter of fiscal 1999 were higher than the same period last year principally as a result of capital investments in the Graphics Imaging segment. Investing activities in the first three months of fiscal 1998 included acquisitions in the Graphics Imaging segment of $2.7 million (Western Plasti-Type Co., Allied Reprographics, Inc. and Palomar Packaging, Inc.) and capital expenditures of $1.3 million. Capital spending for property, plant and equipment has averaged approximately $6.3 million for the last three fiscal years. The capital budget of the Company for fiscal 1999 is $10.9 million. The Company expects to generate sufficient cash from operations to fund all anticipated capital spending projects.

Cash used in financing activities for the three months ended December 31, 1998 was $1.6 million consisting principally of net treasury stock purchases of $1.1 million and the Company's quarterly dividend of $.045 per share.
Financing activities in the fiscal 1999 first quarter also included proceeds of $470,000 from borrowings by Tukaiz Communications, L.L.C. under its line of credit. Cash used in financing activities for the three months ended
December 31, 1997 was $6.8 million consisting principally of treasury stock purchases of $5.5 million, the Company's quarterly dividend of $.0425 per share and repayments under the Company's capital lease agreements. The Company currently has available lines of credit of approximately $13 million. Except as noted above, there were no outstanding borrowings on any of the Company's lines of credit at December 31, 1998.

At December 31, 1998 and September 30, 1998 and 1997, the Company's current ratio was 1.9, 1.8 and 1.9, respectively. The Company had cash and cash equivalents at December 31, 1998 and September 30, 1998 of $26.9 million and $25.4 million, respectively. Net working capital at December 31, 1998 was $37.3 million. The Company believes that its current liquidity sources, combined with its operating cash flow and additional borrowing capacity, will be sufficient to meet its capital needs for the next 12 months.


Year 2000 Issue

The Company has assessed the potential impact of the Year 2000 issue on its operations and information systems. Costs incurred to date for this assessment and for systems modifications required to address any Year 2000 issues have not been material. The Company's significant operating and information systems are substantially Year 2000 compliant except for certain systems within the Graphics Imaging segment, which are expected to be Year 2000 compliant before December 31, 1999. Based on management's assessment, the Year 2000 issue is not expected to have a material impact on the consolidated financial position, results of operations or cash flows of the Company.

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




Date    2/10/99                                  D.M. Kelly
     -------------                -----------------------------------------
                                      D.M. Kelly, Chairman of the Board,
                                    President and Chief Executive Officer




Date    2/10/99                                  E.J. Boyle
     -------------                -----------------------------------------
                                  E. J. Boyle, Vice President, Accounting &
                                       Finance, Treasurer and Secretary