Form 10-Q
period 1999-03-31
MATTHEWS INTERNATIONAL CORP
filed 1999-05-12
CIK 63296

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  Form 10-Q


[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934


For The Quarterly Period Ended March 31, 1999

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

     Class of Common Stock                  Outstanding at April 30, 1999

   Class A - $1.00 par value                      13,042,512 shares
   Class B - $1.00 par value                       2,755,371 shares

       2                    PART I - FINANCIAL INFORMATION
                 MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                                                 March 31, 1999         September 30, 1998
                                                                 --------------         ------------------
ASSETS
Current assets:
Cash and cash equivalents                                          $ 23,021,702               $ 25,369,834
Short-term investments                                                  183,275                    229,903
Accounts receivable                                                  37,967,041                 32,892,094
Inventories:
 Materials and finished goods                          $15,591,488                $15,114,759
 Labor and overhead in process                           1,150,806                  1,248,815
 Supplies                                                  368,580                    388,219
                                                        ----------                 ----------
                                                                     17,110,874                 16,751,793
Other current assets                                                  1,702,673                  1,984,053
                                                                     ----------                 ----------
  Total current assets                                               79,985,565                 77,227,677

Investments                                                          19,659,983                 24,250,799
Property, plant and equipment:  Cost                    86,134,529                 78,876,967
 Less accumulated depreciation                         (37,281,099)               (34,146,591)
                                                        ----------                 ----------
                                                                     48,853,430                 44,730,376
Deferred income taxes and other assets                               14,799,526                 14,005,434
Goodwill                                                             26,948,138                 26,991,478
                                                                    -----------                -----------
Total assets                                                       $190,246,642               $187,205,764
                                                                    ===========                ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Long-term debt, current maturities                                    1,217,232                    800,252
Accounts payable                                                      7,972,482                  6,901,044
Accrued compensation                                                 13,299,031                 16,224,508
Accrued income taxes                                                  2,499,597                  3,942,617
Customer prepayments                                                  6,384,164                  7,441,088
Other current liabilities                                             7,520,283                  8,597,060
                                                                     ----------                 ----------
 Total current liabilities                                           38,892,789                 43,906,569

Long-term debt                                                        3,645,547                  1,434,679
Estimated finishing costs                                             4,297,950                  3,831,674
Postretirement benefits                                              19,760,646                 20,082,548
Other liabilities                                                    13,399,656                 13,639,998

Shareholders' equity:
 Common stock:  Class A, par value $1.00                14,491,486                 14,414,944
                Class B, par value $1.00                 3,675,510                  3,752,052
 Other shareholders' equity                             92,083,058                 86,143,300
                                                        ----------                 ----------
                                                                    110,250,054                104,310,296
                                                                    -----------                -----------
Total liabilities and shareholders' equity                         $190,246,642               $187,205,764
                                                                    ===========                ===========
/TABLE

                 MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                                 Three Months Ended               Six Months Ended
                                      March 31,                       March 31,
                              -------------------------      --------------------------
                                 1999           1998             1999           1998
                                 ----           ----             ----           ----

Sales                       $ 58,588,219   $ 51,563,344     $115,029,707   $101,003,798

Cost of sales                 33,430,573     28,528,462       66,413,563     56,737,480
                              ----------     ----------      -----------    -----------

Gross profit                  25,157,646     23,034,882       48,616,144     44,266,318

Selling and
  administrative expenses     14,597,770     14,148,285       29,357,013     27,763,402
                              ----------     ----------      -----------    -----------

Operating profit              10,559,876      8,886,597       19,259,131     16,502,916


Investment income                349,206        626,389          787,799      1,294,719

Interest expense                (113,312)       (91,081)        (235,882)      (177,902)

Other income
  (deductions), net              (22,038)        (7,657)         (54,014)       103,974

Minority interest               (179,342)      (207,303)        (223,188)      (478,675)
                              ----------     ----------      -----------    -----------

Income before income taxes    10,594,390      9,206,945       19,533,846     17,245,032

Income taxes                   4,169,192      3,603,124        7,693,529      6,742,947
                              ----------     ----------      -----------    -----------

Net income                   $ 6,425,198   $  5,603,821     $ 11,840,317   $ 10,502,085
                              ==========     ==========      ===========    ===========



Basic earnings per share        $  .40         $  .35           $  .74         $  .64
                                 =====          =====            =====          =====

Diluted earnings per share      $  .39         $  .33           $  .72         $  .62
                                 =====          =====            =====          =====

Dividends per share             $ .045         $.0425           $  .09         $ .085
                                 =====          =====            =====          =====

                 MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                Six Months Ended
                                                                    March 31,
                                                           --------------------------
                                                              1999            1998
                                                              ----            ----
Cash flows from operating activities:
 Net income                                               $11,840,317     $10,502,085
 Adjustments to reconcile net income to net cash
   provided by operating activities:
  Depreciation and amortization                             4,655,925       3,763,153
  Deferred taxes                                             (360,601)       (791,263)
  Net (increase) decrease in working capital items        (10,431,578)        251,409
  (Increase) decrease in other noncurrent assets             (329,420)        464,358
  Increase in estimated finishing costs                       466,276         228,650
  Increase in other liabilities                               316,633         433,400
  Decrease in postretirement benefits                        (321,902)       (199,798)
  (Gain) loss on sales of property, plant and equipment        29,314         (78,900)
  Net loss on investments                                      67,642          25,277
  Effect of exchange rate changes on operations               (74,328)        152,102
                                                           ----------      ----------
    Net cash provided by operating activities               5,858,278      14,750,473
                                                           ----------      ----------
Cash flows from investing activities:
 Capital expenditures                                      (8,309,113)     (3,026,901)
 Proceeds from sales of property, plant and equipment         132,108         331,164
 Acquisitions, net of cash acquired                          (730,368)     (4,300,026)
 Investments                                                 (372,347)       (893,611)
 Proceeds from disposition of investments                   4,218,890       6,041,275
 Collections on loans to officers and employees               164,675         253,007
                                                           ----------      ----------
    Net cash used in investing activities                  (4,896,155)     (1,595,092)
                                                           ----------      ----------
Cash flows from financing activities:
 Proceeds from long-term debt                               3,021,117           -
 Payments on long-term debt                                  (393,268)       (800,951)
 Proceeds from the sale of treasury stock                     188,750       2,130,410
 Purchases of treasury stock                               (4,638,561)    (14,436,759)
 Dividends paid                                            (1,432,400)     (1,465,301)
                                                           ----------      ----------
    Net cash used in financing activities                  (3,254,362)    (14,572,601)
                                                           ----------      ----------

Effect of exchange rate changes on cash                       (55,893)       (413,201)
                                                           ----------      ----------

Net decrease in cash and cash equivalents                 $(2,348,132)    $(1,830,421)
                                                           ==========      ==========
Supplemental Cash Flow Information:
 Cash paid during the period for:
   Interest                                               $   235,882    $    177,902
   Income Taxes                                             9,552,939       6,677,969

             MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               MARCH 31, 1999


Note 1.  Nature of Operations

Matthews International Corporation, founded in 1850 and incorporated in Pennsylvania in 1902, is a designer, manufacturer and marketer principally of custom-made products which are used to identify people, places, products and events. The Company's products and operations are comprised of three business segments: Bronze, Graphics Imaging and Marking Products. The Bronze segment is a leading manufacturer of cast bronze memorial products, crematories and cremation-related products and is a leading builder of mausoleums in the United States. The Graphics Imaging segment manufactures and provides printing plates, pre-press services and imaging systems for the corrugated and flexible packaging industries. The Marking Products segment designs, manufactures and distributes a wide range of equipment and consumables used by customers to mark or identify various consumer and industrial products and containers. The Company has sales and manufacturing facilities in the United States, Australia, Canada, Germany and Sweden.


Note 2.  Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information for commercial and industrial companies and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three-month and six-month periods ended March 31, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1998.

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

             MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                              MARCH 31, 1999


Note 4.  Earnings Per Share

                                 Three Months Ended               Six Months Ended
                                      March 31,                       March 31,
                              -------------------------      --------------------------
                                 1999           1998             1999           1998
                                 ----           ----             ----           ----
Net income                   $ 6,425,198    $ 5,603,821      $11,840,317    $10,502,085
                              ==========     ==========       ==========     ==========
Weighted average common
 shares outstanding           15,931,434     16,431,434       15,962,162     16,533,645

Dilutive securities,
 primarily stock options         431,858        403,820          433,134        453,706
                              ----------     ----------       ----------     ----------
Diluted weighted average
 common shares outstanding    16,363,292     16,835,254       16,395,296     16,987,351
                              ==========     ==========       ==========     ==========

Basic earnings per share           $ .40          $ .35            $ .74          $ .64
                                    ====           ====             ====           ====

Diluted earnings per share         $ .39            .33            $ .72          $ .62
                                    ====           ====             ====           ====


Note 5.  Acquisitions

On May 4, 1999, Matthews International Corporation ("Matthews") signed an agreement to purchase the assets of Caggiati S.p.A., which is based in Colorno (Parma), Italy, and its subsidiaries, Caggiati Espana S.A. in Valencia, Spain and Caggiati France S.a.r.l. in Lyon, France.

Caggiati S.p.A., with consolidated annual sales of approximately $25 million (U.S.), is the leading supplier of bronze memorialization products in Europe. The purchase price is Lit. 34.6 billion (approximately $19 million) cash plus the assumption of bank debt up to Lit. 10.2 billion (approximately $6 million) and certain other trade liabilities. Matthews expects to finance a portion of the purchase through borrowings from an Italian bank. The expected closing date is early June 1999.

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

Results of Operations

The following table sets forth certain income statement data of the Company expressed as a percentage of net sales for the periods indicated.

                                Six months ended          Years ended
                                    March 31,            September 30,
                               ------------------    --------------------
                                  1999    1998       1998    1997    1996
                                  ----    ----       ----    ----    ----
Sales                            100.0%  100.0%     100.0%  100.0%  100.0%
Gross profit                      42.3    43.8       44.0    44.1    44.6
Operating profit                  16.7    16.3       17.0    16.3    15.6
Income before income taxes        17.0    17.1       17.5    17.1    19.5
Net income                        10.3    10.4       10.6    10.4    11.8

Sales for the six months ended March 31, 1999 were $115.0 million and were $14.0 million, or 13.9%, higher than sales of $101.0 million for the six months ended March 31, 1998. The sales increase for the first six months of fiscal 1999 resulted from higher sales in the Company's Bronze and Graphics Imaging segments. Sales for the Bronze segment increased 18% over the first six months of fiscal 1998 resulting primarily from the Company's acquisition of Gibraltar Mausoleum Construction Company ("Gibraltar") in September 1998. In addition, Bronze segment sales for the first six months of fiscal 1999 reflected an increase in the unit volume of memorial products and cremation equipment over the same period a year ago. Sales for the Graphics Imaging segment were up 14% from the first six months of fiscal 1998, primarily reflecting the Company's acquisition of a 50% interest in O.N.E. Color Communications, L.L.C. ("O.N.E.") in May 1998. Graphics Imaging segment sales for the second quarter were 15% higher than the same period last year due to the acquisition of O.N.E. and an increase in sales of Tukaiz Communications L.L.C. ("Tukaiz"). The second quarter and year-to-date results of the Graphics Imaging segment reflected an improvement in demand for the segment's pre-press products and services, but a continued weakness in the corrugated printing plate market. Marking Products segment sales for the six months ended March 31, 1999 declined approximately
2% from the same period a year ago. The decline, which was expected, resulted from the sale of the segment's distribution operation in France in February 1998 which had historically produced marginal results for the Company.

Gross profit for the six months ended March 31, 1999 was $48.6 million, or 42.3% of sales, compared to $44.3 million, or 43.8% of sales, for the first six months of fiscal 1998. The increase in consolidated gross profit of $4.3 million, or 9.8%, reflected higher gross profit levels in the Bronze and Graphics Imaging segments. Increases in gross profit in the Bronze and Graphics Imaging segments resulted from higher sales, reflecting the Company's fiscal 1998 acquisitions and, for the Bronze segment, higher sales of memorial products and cremation equipment. Gross profit as a percent of sales declined in the Bronze segment for the period as a result of lower margins on sales of mausoleums. Gross profit as a percent of sales for the Graphics Imaging segment for the six months ended March 31, 1999 was also lower than the same period last year reflecting the impact of higher material costs for Tukaiz combined with an increase in depreciation expense due to higher levels of capital investment. However, gross profit as a percent of sales for the Graphics Imaging segment improved in the fiscal 1999 second quarter and was consistent with the fiscal 1998 second quarter. Gross profit and gross profit as a percent of sales for the Marking Products segment for the first six months of fiscal 1999 were relative consistent with the same period a year ago.

Selling and administrative expenses for the six months ended March 31, 1999 were $29.4 million, representing an increase of $1.6 million, or 5.7%, over $27.8 million for the first six months of fiscal 1998. The increase in selling and administrative expenses over the prior period principally resulted from the acquisition of O.N.E. combined with other increases in selling costs by the Graphics Imaging segment. Partially offsetting this increase was a reduction in Marking Products selling and administrative costs due to the sale of its French subsidiary. Although sales for the Bronze segment increased for the period, the segment's selling and administrative expenses were lower than the same period a year ago. Consolidated selling and administrative expense as a percent of sales was 25.6% for the first six months of fiscal 1999 compared to 27.5% for the same period last year.

Operating profit for the six months ended March 31, 1999 was $19.3 million and was $2.8 million, or 16.7%, higher than the first six months of fiscal 1998. The increase in the Company's operating profit for the first six months of fiscal 1999 resulted primarily from higher sales in the Bronze segment. The increased sales volume of memorial products and cremation equipment accounted for the Bronze segment's operating profit improvement. Operating profit for the Marking Products segment also improved due to higher sales in the segment's North American operations. Operating profit for the Graphics Imaging segment for the six months ended March 31, 1999 was lower than the same period last year due to several factors including weak demand for corrugated printing plates, an increase in depreciation expense due to higher levels of capital investment, and unfavorable results from one of the segment's recent acquisitions. However, management has developed an action plan designed to improve the segment's operating performance which includes an overall reduction of operating expenses while at the same time focusing on an increase in sales. The segment's operating profit for the fiscal 1999 second quarter improved 6% over the fiscal 1998 second quarter.

Investment income for the first six months of fiscal 1999 was $788,000, compared to $1.3 million for the first six months of fiscal 1998. The Company's average cash and investment balances were lower than a year ago primarily as a result of acquisitions and stock repurchases completed during the past twelve months.

Interest expense for the six months ended March 31, 1999 was approximately $236,000, compared to $178,000 for the first six months of fiscal 1998. Interest expense principally related to the Company's capital lease obligations and borrowings under a line of credit by Tukaiz. In addition, interest expense for the first six months of fiscal 1999 included interest on the Company's obligations related to the acquisition of O.N.E. An additional amount is payable by Matthews for its 50% interest three years from the acquisition date contingent on the attainment of certain operating performance levels of O.N.E., with such payout to be not less than $400,000. In addition, Matthews is obligated to purchase the remaining 50% interest no later than May 2004, also contingent on the attainment of certain operating performance levels of O.N.E., with such payment to be not less than $4.5 million. A liability has been recorded for the present value of the minimum future payouts with interest imputed on the obligation and recorded on a monthly basis as a charge against income.

Other income (deductions), net, for the six months ended March 31, 1999 represented a net reduction to pre-tax income of $54,000 compared to a net increase of $104,000 for the first six months of fiscal 1998. The first quarter of fiscal 1998 included gains on the sale of various fixed assets. Minority interest relates to income generated by Tukaiz.

The Company's effective tax rate for the first six months of fiscal 1999 was 39.4%, compared to 39.4% for the year ended September 30, 1998. The difference between the Company's effective tax rate and the Federal statutory rate of 35% primarily reflects the impact of state income taxes.


Liquidity and Capital Resources

Net cash provided by operating activities was $5.9 million for the six months ended March 31, 1999, compared to $14.8 million for the first six months of fiscal 1998. The decline in operating cash flow primarily resulted from changes in working capital items during the current period, including an increase in accounts receivable related to mausoleum construction revenues and the payment of year-end compensation and profit distribution accruals. Operating cash flow for the six months ended March 31, 1998 primarily reflected net income for the period adjusted for non-cash depreciation and amortization.

Cash used in investing activities was approximately $4.9 million for the six months ended March 31, 1999 compared to $1.6 million for the same period a year ago. Investing activities for the first six months of fiscal 1999 primarily reflected capital expenditures of $8.3 million which were partially offset by net proceeds of $3.8 million from the disposition of investment securities. Capital expenditures for the first six months of fiscal 1999 were higher than the same period last year principally as a result of capital investments in the Graphics Imaging segment. Investing activities in the first six months of fiscal 1998 included capital expenditures of $3.0 million, acquisitions in the Graphics Imaging segment of $4.3 million, and net proceeds of $5.1 million from the disposition of investment securities. Capital spending for property, plant and equipment has averaged approximately $6.3 million for the last three fiscal years. The capital budget of the Company for fiscal 1999 is $10.9 million.
The Company expects to generate sufficient cash from operations to fund all anticipated capital spending projects.

Cash used in financing activities for the six months ended March 31, 1999 was $3.3 million, which included net treasury stock purchases of $4.4 million, the Company's cash dividends of $0.045 per share for each of the first two quarters, and proceeds of $3.0 million from borrowings by Tukaiz to finance capital projects. Cash used in financing activities for the six months ended March 31, 1998 was $14.6 million consisting principally of treasury stock purchases of $12.3 million, the Company's cash dividends of $0.0425 per share for each of the first two quarters of fiscal 1998 and repayments under the Company's capital lease agreements. The Company currently has available lines of credit of approximately $13 million. There were no outstanding borrowings on any of the Company's lines of credit at March 31, 1999.

At March 31, 1999 and September 30, 1998 and 1997, the Company's current ratio was 2.1, 1.8 and 1.9, respectively. The Company had cash and cash equivalents at March 31, 1999 and September 30, 1998 of $23.0 million and $25.4 million, respectively. Net working capital at March 31, 1999 was $41.1 million. The Company believes that its current liquidity sources, combined with its operating cash flow and additional borrowing capacity, will be sufficient to meet its capital needs for the next 12 months.


Acquisitions

On May 4, 1999, Matthews International Corporation ("Matthews") signed an agreement to purchase the assets of Caggiati S.p.A., which is based in Colorno (Parma), Italy, and its subsidiaries, Caggiati Espana S.A. in Valencia, Spain and Caggiati France S.a.r.l. in Lyon, France.

Caggiati S.p.A., with consolidated annual sales of approximately $25 million (U.S.), is the leading supplier of bronze memorialization products in Europe. The purchase price is Lit. 34.6 billion (approximately $19 million) cash plus the assumption of bank debt up to Lit. 10.2 billion (approximately $6 million) and certain other trade liabilities. Matthews expects to finance a portion of the purchase through borrowings from an Italian bank. The expected closing date is early June 1999.

The combination of Matthews and Caggiati S.p.A. is an important part of the Matthews' strategy to enhance its position as the worldwide leader in the memorialization industry. This acquisition is designed to serve as a platform for Matthews to penetrate existing European markets, enter new markets in other areas of the world, and improve Matthews' ability to serve existing multi-national customers on a global basis. In addition, Caggiati products are manufactured via die cast, shell molding and lost wax technologies whereas the majority of Matthews' products are produced by sand cast technology. The combination of these manufacturing processes is expected to provide Matthews with opportunities for the introduction of new products to both existing and new markets. Caggiati S.p.A. (which is celebrating its 40th year as a bronze memorial supplier) is considered to be the premier supplier in the markets they serve and has an excellent reputation for high quality products and outstanding customer service.

Year 2000 Issue

The Company has assessed the potential impact of the Year 2000 issue on its operations and information systems. Costs incurred to date for this assessment and for systems modifications specifically required to address any Year 2000 issues have not been material. The Company's significant operating and information systems are substantially Year 2000 compliant except for certain systems within the Graphics Imaging segment, which are expected to be Year 2000 compliant before December 31, 1999.

In connection with this assessment, the Company is also contacting its key suppliers and customers as necessary concerning their Year 2000 readiness. Since the Year 2000 readiness of suppliers and customers is not within the Company's control, there can be no assurance that some disruptions in the Company's operations could not occur. However, based on responses from suppliers and customers to date, and due to the nature of the Company's businesses, its key supply arrangements and customer base, the Company does not currently expect any material disruptions in its operations.

Based on management's assessment, the Year 2000 issue is not expected to have a material impact on the consolidated financial position, results of operations or cash flows of the Company.

                         PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of the Shareholders of Matthews International Corporation was held on February 20, 1999. Total shares eligible for vote at such meeting were:
     Class A Common Stock (one vote per share)     13,131,725 shares
     Class B Common Stock (ten votes per share)     2,852,977 shares

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
                                                        Votes
                                            -----------------------------
                              Term                             Withhold
     Nominee               Expiration           For            Authority
     -------               ----------       -----------       -----------
     D.M. Kelly               2002           33,272,779          617,016
     J.L. Parker              2002           32,551,638        1,338,157

     The terms of the following additional directors continued after the meeting: G.D. Barefoot, D.J. DeCarlo, R.J. Kavanaugh, T.N. Kennedy, J.P. O'Leary, Jr. and W.J. Stallkamp.


2.   Adoption of Amendments to the 1992 Stock Incentive Plan:
     At its meeting held December 23, 1998, the Board of Directors adopted and recommended for shareholder approval amendments to the 1992 Stock Incentive Plan. The shareholders voted to adopt these amendments.
                     Votes For:           25,609,810
                     Votes Against:        5,299,404
                     Abstaining:           1,395,420
                     Broker Non-Votes:     1,585,161


3.   Selection of Auditors:
     The shareholders voted to ratify the appointment by the Board of Directors of PricewaterhouseCoopers LLP as independent certified public accountants to audit the records of the Company for the year ending September 30, 1999.
                     Votes For:           33,543,301
                     Votes Against:          134,571
                     Abstaining:             211,923

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




                                     MATTHEWS INTERNATIONAL CORPORATION
                                                (Registrant)




Date    5/12/99                                  D.M. Kelly
     -------------                -----------------------------------------
                                      D.M. Kelly, Chairman of the Board,
                                    President and Chief Executive Officer




Date    5/12/99                                  E.J. Boyle
     -------------                -----------------------------------------
                                   E.J. Boyle, Vice President, Accounting &
                                       Finance, Treasurer and Secretary