Form 10-Q
period 1999-06-30
MATTHEWS INTERNATIONAL CORP
filed 1999-08-11
CIK 63296

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  Form 10-Q


[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934


For The Quarterly Period Ended June 30, 1999

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

     Class of Common Stock                  Outstanding at July 31, 1999

   Class A - $1.00 par value                      13,229,649 shares
   Class B - $1.00 par value                       2,437,627 shares

       2                    PART I - FINANCIAL INFORMATION
                 MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                                                  June 30, 1999         September 30, 1998
                                                                  -------------         ------------------
ASSETS
Current assets:
Cash and cash equivalents                                          $ 26,452,075               $ 25,369,834
Short-term investments                                                  201,498                    229,903
Accounts receivable                                                  46,054,690                 32,892,094
Inventories:
 Materials and finished goods                          $20,661,019                $15,114,759
 Labor and overhead in process                           1,190,964                  1,248,815
 Supplies                                                  335,870                    388,219
                                                        ----------                 ----------
                                                                     22,187,853                 16,751,793
Other current assets                                                  1,882,312                  1,984,053
                                                                     ----------                 ----------
  Total current assets                                               96,778,428                 77,227,677

Investments                                                          13,485,194                 24,250,799
Property, plant and equipment:  Cost                    90,767,566                 78,876,967
 Less accumulated depreciation                         (39,679,261)               (34,146,591)
                                                        ----------                 ----------
                                                                     51,088,305                 44,730,376
Deferred income taxes and other assets                               14,859,657                 14,005,434
Goodwill                                                             49,104,856                 26,991,478
                                                                    -----------                -----------
Total assets                                                       $225,316,440               $187,205,764
                                                                    ===========                ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Long-term debt, current maturities                                    7,431,176                    800,252
Accounts payable                                                     12,483,034                  6,901,044
Accrued compensation                                                 15,964,374                 16,224,508
Accrued income taxes                                                  1,625,195                  3,942,617
Customer prepayments                                                  6,751,152                  7,441,088
Other current liabilities                                             8,674,849                  8,597,060
                                                                     ----------                 ----------
 Total current liabilities                                           52,929,780                 43,906,569

Long-term debt                                                       22,480,521                  1,434,679
Estimated finishing costs                                             4,308,464                  3,831,674
Postretirement benefits                                              19,626,760                 20,082,548
Other liabilities                                                    14,689,738                 13,639,998

Shareholders' equity:
 Common stock:  Class A, par value $1.00                14,548,056                 14,414,944
                Class B, par value $1.00                 3,618,940                  3,752,052
 Other shareholders' equity                             93,114,181                 86,143,300
                                                        ----------                 ----------
                                                                    111,281,177                104,310,296
                                                                    -----------                -----------
Total liabilities and shareholders' equity                         $225,316,440               $187,205,764
                                                                    ===========                ===========

                 MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                                 Three Months Ended               Nine Months Ended
                                      June 30,                         June 30,
                              -------------------------      ---------------------------
                                 1999           1998             1999           1998
                                 ----           ----             ----           ----

Sales                       $ 61,405,443   $ 55,217,977     $176,435,150   $156,221,775

Cost of sales                 35,912,327     30,157,581      102,325,890     86,895,061
                              ----------     ----------      -----------    -----------

Gross profit                  25,493,116     25,060,396       74,109,260     69,326,714

Selling and
  administrative expenses     14,366,454     14,727,369       43,723,467     42,490,771
                              ----------     ----------      -----------    -----------

Operating profit              11,126,662     10,333,027       30,385,793     26,835,943


Investment income                602,371        584,965        1,390,170      1,879,684

Interest expense                (264,940)      (110,621)        (500,822)      (288,523)

Other income
  (deductions), net             (231,865)      (285,843)        (285,879)      (181,869)

Minority interest                128,121         (3,717)         (95,067)      (482,392)
                              ----------     ----------      -----------    -----------

Income before income taxes    11,360,349     10,517,811       30,894,195     27,762,843

Income taxes                   4,472,287      4,135,929       12,165,816     10,878,876
                              ----------     ----------      -----------    -----------

Net income                   $ 6,888,062   $  6,381,882     $ 18,728,379   $ 16,883,967
                              ==========     ==========      ===========    ===========



Basic earnings per share        $  .44         $  .39           $ 1.18         $ 1.03
                                 =====          =====            =====          =====

Diluted earnings per share      $  .43         $  .38           $ 1.15         $ 1.00
                                 =====          =====            =====          =====

Dividends per share             $ .045         $.0425           $ .135         $.1275
                                 =====          =====            =====          =====


                 MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                               Nine Months Ended
                                                                    June 30,
                                                           --------------------------
                                                              1999            1998
                                                              ----            ----
Cash flows from operating activities:
 Net income                                               $18,728,379     $16,883,967
 Adjustments to reconcile net income to net cash
   provided by operating activities:
  Depreciation and amortization                             7,399,879       5,850,195
  Deferred taxes                                             (339,253)       (851,349)
  Net (increase) decrease in working capital items         (8,026,116)      3,071,812
  (Increase) decrease in other noncurrent assets             (224,622)        158,769
  Increase in estimated finishing costs                       476,790         267,826
  Increase in other liabilities                               425,540         782,007
  Decrease in postretirement benefits                        (455,788)       (320,836)
  (Gain) loss on sales of property, plant and equipment        47,991         (16,613)
  Net (gain) loss on investments                             (154,121)         41,869
  Effect of exchange rate changes on operations              (268,971)        226,444
                                                           ----------      ----------
    Net cash provided by operating activities              17,609,708      26,094,091
                                                           ----------      ----------
Cash flows from investing activities:
 Capital expenditures                                     (11,592,652)     (5,057,529)
 Proceeds from sales of property, plant and equipment         156,065         388,755
 Acquisitions, net of cash acquired                       (10,278,531)     (6,127,183)
 Investments                                                 (529,503)     (1,271,543)
 Proceeds from disposition of investments                   4,227,392       8,559,636
 Collections on loans to officers and employees               208,445         346,596
                                                           ----------      ----------
    Net cash used in investing activities                 (17,808,784)     (3,161,268)
                                                           ----------      ----------
Cash flows from financing activities:
 Proceeds from long-term debt                              14,645,963           -
 Payments on long-term debt                                  (600,381)     (1,001,011)
 Proceeds from the sale of treasury stock                     763,065       2,374,348
 Purchases of treasury stock                              (11,157,235)    (20,581,458)
 Dividends paid                                            (2,136,584)     (2,604,629)
                                                           ----------      ----------
    Net cash provided by (used in) financing activities     1,514,828     (21,812,750)
                                                           ----------      ----------

Effect of exchange rate changes on cash                      (233,511)       (586,110)
                                                           ----------      ----------

Net increase in cash and cash equivalents                 $ 1,082,241     $   533,963
                                                           ==========      ==========
Supplemental Cash Flow Information:
 Cash paid during the period for:
   Interest                                               $   500,822    $    288,523
   Income Taxes                                            14,168,145       9,845,724

             MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               JUNE 30, 1999


Note 1.  Nature of Operations

Matthews International Corporation ("Matthews"), founded in 1850 and incorporated in Pennsylvania in 1902, is a designer, manufacturer and marketer principally of custom-made products which are used to identify people, places, products and events. The Company's products and operations are comprised of three business segments: Bronze, Graphics Imaging and Marking Products. The Bronze segment is a leading manufacturer of cast bronze memorials and other memorialization products, crematories and cremation-related products and is a leading builder of mausoleums in the United States. The Graphics Imaging segment manufactures and provides printing plates, pre-press services and imaging systems for the corrugated and flexible packaging industries. The Marking Products segment designs, manufactures and distributes a wide range of equipment and consumables used by customers to mark or identify various consumer and industrial products and containers. The Company has sales and manufacturing facilities in the United States, Australia, Canada, Germany, Italy and Sweden.


Note 2.  Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information for commercial and industrial companies and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. Operating results for the three-month and nine-month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1998.

The consolidated financial statements include all majority-owned foreign and domestic subsidiaries. The consolidated financial statements also include the accounts of the Company's 50%-owned affiliates, Tukaiz Communications, L.L.C., O.N.E. Color Communications, L.L.C. and, effective April 1, 1999, S+T GmbH & Co. KG. All intercompany accounts and transactions have been eliminated.

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

             MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                              JUNE 30, 1999


Note 3.  Income Taxes

The income tax provision for the period is based on the effective tax rate expected to be applicable for the full year. The difference between the estimated effective tax rate of 39.4% and the Federal statutory rate of 35% primarily reflects the impact of state income taxes.


Note 4.  Earnings Per Share

                                 Three Months Ended              Nine Months Ended
                                      June 30,                        June 30,
                              -------------------------      --------------------------
                                 1999           1998             1999           1998
                                 ----           ----             ----           ----
Net income                   $ 6,888,062    $ 6,381,882      $18,728,379    $16,883,967
                              ==========     ==========       ==========     ==========
Weighted average common
 shares outstanding           15,788,712     16,219,037       15,901,985     16,430,678

Dilutive securities,
 primarily stock options         378,920        412,878          414,772        440,103
                              ----------     ----------       ----------     ----------
Diluted weighted average
 common shares outstanding    16,167,632     16,631,915       16,316,757     16,870,781
                              ==========     ==========       ==========     ==========

Basic earnings per share           $ .44          $ .39            $1.18          $1.03
                                    ====           ====             ====           ====

Diluted earnings per share         $ .43            .38            $1.15          $1.00
                                    ====           ====             ====           ====


Note 5.  Acquisitions

On June 1, 1999, Matthews purchased the assets of Caggiati S.p.A., which is based in Colorno (Parma), Italy, and its subsidiaries, Caggiati Espana S.A. in Valencia, Spain and Caggiati France S.a.r.l. in Lyon, France. The total purchase price was Lit. 34.6 billion (approximately $19 million) cash plus the assumption of bank debt up to Lit. 10.2 billion (approximately $6 million) and certain other trade liabilities. Matthews paid Lit. 20.2 billion cash at the closing with Lit. 7.2 billion payable one year after the closing date and the remaining Lit. 7.2 billion payable two years after the closing date. Interest at an annual rate of 5% is payable on the deferred payments. The cash payment of Lit. 20.2 billion was financed through a loan from an Italian bank, Unicredito Italiano, Parma, Italy. The loan amortization period is 15 years with interest at 4.145% for the first five years.

Caggiati S.p.A., with consolidated annual sales of approximately $25 million (U.S.), is the leading supplier of bronze memorialization products in Europe.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement

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

Results of Operations

The following table sets forth certain income statement data of the Company expressed as a percentage of net sales for the periods indicated.

                                Nine months ended         Years ended
                                     June 30,             September 30,
                                -----------------    --------------------
                                  1999    1998       1998    1997    1996
                                  ----    ----       ----    ----    ----
Sales                            100.0%  100.0%     100.0%  100.0%  100.0%
Gross profit                      42.0    44.4       44.0    44.1    44.6
Operating profit                  17.2    17.2       17.0    16.3    15.6
Income before income taxes        17.5    17.8       17.5    17.1    19.5
Net income                        10.6    10.8       10.6    10.4    11.8

Sales for the nine months ended June 30, 1999 were $176.4 million and were $20.2 million, or 12.9%, higher than sales of $156.2 million for the nine months ended June 30, 1998. The sales increase for the first nine months of fiscal 1999 resulted from higher sales in all three of the Company's business segments. Sales for the Bronze segment increased 16% over the first nine months of fiscal 1998 resulting primarily from the Company's acquisition of Gibraltar Mausoleum Construction Company ("Gibraltar") in September 1998 combined with an increase in sales of memorial products and cremation equipment. Bronze segment sales for the current period also reflected the acquisition of Caggiati S.p.A. on June 1, 1999 (See "Acquisitions"). Sales for the Graphics Imaging segment were up 13% from the first nine months of fiscal 1998, primarily reflecting the Company's acquisitions of a 50% interest in O.N.E. Color Communications, L.L.C. ("O.N.E.") in May 1998 and S+T GmbH & Co. KG ("S+T") in September 1998. As a result of a change in control of S+T, the consolidated financial statements included the accounts of S+T effective
April 1, 1999. Graphics Imaging segment sales for the fiscal 1999 third quarter were 11% higher than the fiscal 1998 third quarter due primarily to the acquisition of S+T. Marking Products segment sales for the nine months ended June 30, 1999 increased slightly over the same period a year ago. Sales for the segment's North American and Sweden operations grew 7% over the same period last year. These increases were offset by a decline resulting from the sale of the segment's distribution operation in France in February 1998.

Gross profit for the nine months ended June 30, 1999 was $74.1 million, or 42.0% of sales, compared to $69.3 million, or 44.4% of sales, for the first nine months of fiscal 1998. The increase in consolidated gross profit of $4.8 million, or 6.9%, reflected higher gross profit levels in all three business segments. Increases in gross profit in the Bronze and Graphics Imaging segments resulted from higher sales, reflecting the Company's recent acquisitions and, for the Bronze segment, higher sales of memorial products and cremation equipment. Gross profit as a percent of sales declined in the Bronze segment for the period as a result of lower margins on sales of mausoleums. Gross profit as a percent of sales for the Graphics Imaging segment for the nine months ended June 30, 1999 was also lower than the same period last year reflecting lower margins on the segment's pre-press sales, higher material costs for certain Tukaiz products and an increase in depreciation expense due to higher levels of capital investment. Gross profit and gross profit as a percent of sales for the Marking Products segment for the first nine months of fiscal 1999 were slightly higher than the same period a year ago reflecting an improved product mix.

Selling and administrative expenses for the nine months ended June 30, 1999 were $43.7 million, representing an increase of $1.2 million, or 2.9%, over $42.5 million for the first nine months of fiscal 1998. The increase in selling and administrative expenses over the prior period principally resulted from the acquisition of O.N.E. combined with other increases in selling costs by the Graphics Imaging segment. Partially offsetting this increase was a reduction in Marking Products selling and administrative costs due to the sale of its French subsidiary. Although sales for the Bronze segment increased for the period, the segment's selling and administrative expenses declined from the same period a year ago resulting from cost improvements combined with lower incremental selling costs with the acquisition of Gibraltar. Consolidated selling and administrative expense as a percent of sales was 24.8% for the first nine months of fiscal 1999 compared to 27.2% for the nine months ended June 30, 1998.

Operating profit for the nine months ended June 30, 1999 was $30.4 million and was $3.6 million, or 13.2%, higher than the first nine months of fiscal 1998. The increase in the Company's operating profit for the first nine months of fiscal 1999 resulted primarily from higher sales in the Bronze segment. The acquisitions of Gibraltar and Caggiati in addition to increased sales volume of memorial products and cremation equipment accounted for the Bronze segment's operating profit improvement. Operating profit for the Marking Products segment also improved due to higher sales in the segment's North American and Swedish operations. Operating profit for the Graphics Imaging segment for the nine months ended June 30, 1999 was lower than the same period last year due to several factors including weak demand for corrugated printing plates, lower margins on the segment's pre-press sales, an increase in depreciation expense due to higher levels of capital investment, and unfavorable results from one of the segment's recent acquisitions. However, management has developed an action plan designed to improve the segment's operating performance which includes an overall reduction of operating expenses while at the same time focusing on an increase in sales.

Investment income for the first nine months of fiscal 1999 was $1.4 million, compared to $1.9 million for the first nine months of fiscal 1998. The Company's average cash and investment balances were lower than a year ago primarily as a result of acquisitions and stock repurchases.

Interest expense for the nine months ended June 30, 1999 was approximately $501,000, compared to $289,000 for the first nine months of fiscal 1998. Interest expense principally related to the long-term debt and capital lease obligations of Tukaiz, new borrowings and assumed debt in connection with the acquisition of Caggiati, and the Company's obligations related to the acquisition of O.N.E. In connection with the acquisition of O.N.E., an additional amount is payable by Matthews for its 50% interest three years from the acquisition date contingent on the attainment of certain operating performance levels of O.N.E., with such payout to be not less than $400,000. In addition, Matthews is obligated to purchase the remaining 50% interest no later than May 2004, also contingent on the attainment of certain operating performance levels of O.N.E., with such payment to be not less than $4.5 million. A liability has been recorded for the present value of the minimum future payouts with interest imputed on the obligation and recorded on a monthly basis as a charge against income.

Other income (deductions), net, for the nine months ended June 30, 1999 represented a net reduction to pre-tax income of $286,000, compared to a net reduction of $182,000 for the first nine months of fiscal 1998. Fiscal 1998 included gains on the sale of various fixed assets. Minority interest, which was $95,000 for the nine months ended June 30, 1999 compared to $482,000 for the same period last year, relates to income generated by Tukaiz and S+T. The reduction in minority interest for the current period reflects lower earnings by Tukaiz.

The Company's effective tax rate for the first nine months of fiscal 1999 was 39.4%, compared to 39.4% for the year ended September 30, 1998. The difference between the Company's effective tax rate and the Federal statutory rate of 35% primarily reflects the impact of state income taxes.


Liquidity and Capital Resources

Net cash provided by operating activities was $17.6 million for the nine months ended June 30, 1999, compared to $26.1 million for the first nine months of fiscal 1998. The decline in operating cash flow primarily resulted from changes in working capital items during the current period, including an increase in accounts receivable related to mausoleum construction revenues and the payment of year-end compensation and income tax accruals. Operating cash flow for the nine months ended June 30, 1998 primarily reflected net income for the period adjusted for non-cash depreciation and amortization.

Cash used in investing activities was approximately $17.8 million for the nine months ended June 30, 1999 compared to $3.2 million for the same period a year ago. Investing activities for the first nine months of fiscal 1999 primarily reflected capital expenditures and the acquisition of Caggiati S.p.A., which were partially offset by net proceeds of $3.7 million from the disposition of investment securities. Capital expenditures, which were $11.6 million for the first nine months of fiscal 1999, were higher than the same period last year principally as a result of capital investments in the Graphics Imaging segment. Investing activities in the first nine months of fiscal 1998 included capital expenditures of $5.1 million, acquisitions in the Graphics Imaging segment of $6.1 million, and net proceeds of $7.3 million from the disposition of investment securities. Capital spending for property, plant and equipment has averaged approximately $6.3 million for the last three fiscal years.

Cash provided by financing activities for the nine months ended June 30, 1999 was $1.5 million and included borrowings of $10.8 million (Lit. 20.2 billion) for the acquisition of Caggiati S.p.A. and $3.8 million by Tukaiz to finance capital projects. Financing activities during the current period also included net treasury stock purchases of $10.4 million and the Company's cash dividends of $0.045 per share for each of the first three quarters of fiscal 1999. Cash used in financing activities for the nine months ended June 30, 1998 was $21.8 million consisting principally of treasury stock purchases of $18.2 million, the Company's cash dividends of $0.0425 per share for each of the first three quarters of fiscal 1998 and repayments of capital lease obligations. The Company currently has available lines of credit of approximately $13 million under which there were no outstanding borrowings at June 30, 1999.

At June 30, 1999 and September 30, 1998 and 1997, the Company's current ratio was 1.8, 1.8 and 1.9, respectively. The Company had cash and cash equivalents at June 30, 1999 and September 30, 1998 of $26.5 million and $25.4 million, respectively. Net working capital at June 30, 1999 was $43.8 million. The Company believes that its current liquidity sources, combined with its operating cash flow and additional borrowing capacity, will be sufficient to meet its capital needs for the next 12 months.


Acquisitions

On June 1, 1999, Matthews purchased the assets of Caggiati S.p.A., which is based in Colorno (Parma), Italy, and its subsidiaries, Caggiati Espana S.A. in Valencia, Spain and Caggiati France S.a.r.l. in Lyon, France. The total purchase price was Lit. 34.6 billion (approximately $19 million) cash plus the assumption of bank debt up to Lit. 10.2 billion (approximately $6 million) and certain other trade liabilities. Matthews paid Lit. 20.2 billion cash at the closing with Lit. 7.2 billion payable one year after the closing date and the remaining Lit. 7.2 billion payable two years after the closing date. Interest at an annual rate of 5% is payable on the deferred payments. The cash payment of Lit. 20.2 billion was financed through borrowings from an Italian bank, Unicredito Italiano, Parma, Italy.

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

                         PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K


(a)  Exhibits

     The following Exhibits to this report are filed herewith:

     Exhibit
       No.      Description
     -------    -----------
       10.1     Caggiati S.p.A. Asset Purchase Agreement
       27       Financial Data Schedule (via EDGAR)




(b)  Reports on Form 8-K

     The Registrant filed a Report on Form 8-K, dated May 4, 1999, under
     Item 5 in connection with the agreement by Matthews International Corporation to purchase the assets of Caggiati S.p.A. The Registrant subsequently filed a Report on Form 8-K, dated June 1, 1999, under
     Item 2 upon the completion of the acquisition of Caggiati S.p.A. See "Acquisitions" under Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                 SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                     MATTHEWS INTERNATIONAL CORPORATION
                                                (Registrant)




Date    8/11/99                                  D.M. Kelly
     -------------                -----------------------------------------
                                      D.M. Kelly, Chairman of the Board,
                                    President and Chief Executive Officer




Date    8/11/99                                  E.J. Boyle
     -------------                -----------------------------------------
                                   E.J. Boyle, Vice President, Accounting &
                                       Finance, Treasurer and Secretary