Form 10-K
period 1999-09-30
MATTHEWS INTERNATIONAL CORP
filed 1999-12-20
CIK 63296

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549
                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 1999
Commission File Numbers 0-9115 and 0-24494


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405a of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of November 30, 1999 was $351,000,000.

As of November 30, 1999, shares of common stock outstanding were:
               Class A Common Stock            13,238,293 shares
               Class B Common Stock             2,386,667 shares

Documents incorporated by reference:  None

The index to exhibits is on pages 66-68.

                                     PART I


CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION:

Any forward-looking statements contained in this Annual Report on Form 10-K (specifically those contained in Item 1, "Business" and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations") are included in this report pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks and uncertainties that may cause the Company's actual results in future periods to be materially different from management's expectations. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove correct. Factors that could cause the Company's results to differ materially from the results discussed in such forward-looking statements principally include changes in domestic or international economic conditions, changes in product demand or pricing as a result of consolidation in the industries in which the Company operates, changes in product demand or pricing as a result of competitive pressures, and technological factors beyond the Company's control.


ITEM 1.  BUSINESS.

Matthews International Corporation ("Matthews"), founded in 1850 and incorporated in Pennsylvania in 1902, is a designer, manufacturer and marketer principally of custom-made products which are used to identify people, places, products and events. The Company's products and operations are comprised of three business segments: Bronze, Graphics Imaging and Marking Products. The Bronze segment is a leading manufacturer of cast bronze memorials and other memorialization products, crematories and cremation-related products and a leading builder of mausoleums in the United States. The Graphics Imaging segment manufactures and provides printing plates, pre-press services and imaging systems for the corrugated and flexible packaging industries. The Marking Products segment designs, manufactures and distributes a wide range of marking equipment and consumables for identifying various consumer and industrial products, components and packaging containers.

The Company and its wholly-owned subsidiaries have approximately 1,600 employees. The Company's principal executive offices are located at Two NorthShore Center, Pittsburgh, Pennsylvania 15212 and its telephone number is
(412) 442-8200.

The following table sets forth sales and operating profit for the Company's business segments for the past three fiscal years. Detailed financial information relating to business segments and to domestic and international operations is presented in Note 14 (Segment Information) to the Consolidated Financial Statements included in Part II of this Annual Report on Form 10-K.

                                    Fiscal Year Ended September 30,
                       --------------------------------------------------------
                            1999                 1998                1997
                       ---------------     ----------------     ---------------
                       Amount  Percent     Amount   Percent     Amount  Percent
                       ------  -------     ------   -------     ------  -------
                                        (Dollars in Thousands)
Sales to unaffiliated customers:
  Bronze             $123,760    51.7%   $106,273    50.2%    $ 96,384    50.9%
  Graphics Imaging     85,095    35.6      75,294    35.6       57,804    30.6
  Marking Products     30,474    12.7      30,055    14.2       34,981    18.5
                      -------   -----     -------   -----      -------   -----
  Total              $239,329   100.0%   $211,622   100.0%    $189,169   100.0%
                      =======   =====     =======   =====      =======   =====

Operating profit:
  Bronze               31,777    77.6      26,016    72.4       22,579    73.1
  Graphics Imaging      5,135    12.5       6,910    19.2        5,507    17.8
  Marking Products      4,036     9.9       3,003     8.4        2,801     9.1
                      -------   -----     -------   -----      -------   -----
  Total              $ 40,948   100.0%   $ 35,929   100.0%    $ 30,887   100.0%
                      =======   =====     =======   =====      =======   =====


In fiscal 1999, approximately 87% of the Company's sales were made from the United States, and 7%, 4% and 2% were made from Europe, Canada and Australia, respectively. Bronze segment products are sold throughout the world with the segment's principal operations located in the United States, Italy, Canada and Australia. Products and services of the Graphics Imaging segment are sold primarily in the United States and Germany. The Marking Products segment sells equipment and consumables directly to industrial consumers in the United States and internationally through the Company's wholly-owned subsidiaries in Canada and Sweden and through other foreign distributors. Matthews owns a minority interest in distributors in Asia, Australia, France, Germany and the United Kingdom.


PRODUCTS AND MARKETS:

Bronze:

The Bronze segment manufactures and markets in the United States, Italy, Canada and Australia products used primarily in the cemetery and funeral home industries. The segment's principal products include cast bronze memorials and other memorialization products used primarily in cemeteries. The segment also manufactures and markets cast bronze and aluminum architectural products used to identify or commemorate people, places and events. Other products of the Bronze segment include crematories and cremation-related products which are manufactured and marketed through the Company's wholly-owned subsidiary, Industrial Equipment and Engineering Company ("IEEC"). In addition, Matthews is a leading builder of mausoleums in the United States through the Bronze segment's Gibraltar Mausoleum Construction Company operation ("Gibraltar").

Bronze, continued:

Memorial products, which comprise the majority of the Bronze segment's sales, include flush bronze memorials, flower vases, crypt letters, cremation urns, niche units and cemetery features, along with other related products. Flush bronze memorials are bronze plaques which contain vital information about a deceased individual such as name, birth date and death date. These memorials are used in cemeteries as an alternative to upright granite monuments. The memorials are even or "flush" with the ground and therefore are preferred by many cemeteries for easier mowing and other maintenance. In order to provide products for the granite memorial and mausoleum markets, the Company's other memorial products include community and family mausoleums, granite monuments and bronze plaques, letters, emblems, vases, lights and photoceramics that can be affixed to granite monuments, mausoleums and crypts. Principal customers for memorial products are cemeteries and memorial parks, which in turn sell the Company's products to the consumer.

The Bronze segment manufactures a full line of memorial products for cremation, including urns in a variety of sizes, styles and shapes. In addition, the Company manufactures bronze and granite niche units which are comprised of numerous compartments used to display cremation urns in mausoleums and churches. A new concept introduced by the Bronze segment in 1999 is a "turnkey" cremation garden, which includes the design and all related products for a cremation garden.

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

IEEC, which is headquartered in Orlando, Florida, is the leading North American designer and manufacturer of cremation equipment and cremation-related products. IEEC equipment and products are sold primarily to cemeteries and mortuary facilities within North America, Europe and Asia. Gibraltar, which is headquartered in Pittsburgh, is a leading builder of mausoleums in the United States. Mausoleums are sold primarily to cemeteries within North America.

In June 1999, Matthews purchased the assets of Caggiati S.p.A., the leading supplier of bronze memorialization products in Europe. Caggiati S.p.A., with consolidated annual sales of approximately $25 million (U.S.), is based in Colorno (Parma), Italy and has two subsidiaries: Caggiati Espana S.A. in Valencia, Spain and Caggiati France S.a.r.l. in Lyon, France. The combination of Matthews and Caggiati S.p.A. is an important part of Matthews' strategy to enhance its position as the worldwide leader in the memorialization industry.

Bronze, continued:

This acquisition is designed to serve as a platform for Matthews to penetrate existing European markets, enter new markets in other areas of the world, and improve Matthews' ability to serve existing multi-national customers on a global basis. In addition, Caggiati products are manufactured via die cast, shell molding and lost wax technologies whereas the majority of Matthews' products are produced by sand cast technology. The combination of these manufacturing processes is expected to provide Matthews with opportunities for the introduction of new products to both existing and new markets. Caggiati S.p.A. (which is celebrating its 40th year as a bronze memorial supplier) is considered to be the premier supplier in the markets they serve and has a reputation for high quality products and outstanding customer service.

Raw materials used by the Bronze segment consist principally of bronze and aluminum ingot, sheet metal, coating materials, electrical components and construction materials and are generally available in adequate supply. Ingot is obtained from various North American, European and Australian smelters.


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

The Company works closely with manufacturers to provide the proper printing plates and tooling used to print the packaging to the user's specifications. The segment's printing plate products are made principally from photopolymer resin and sheet. Upon customer request, plates can be pre-mounted press-ready in a variety of configurations that maximize print quality and minimize press set-up time.

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

Graphics Imaging, continued:

The Graphics Imaging segment customer base consists primarily of packaging industry manufacturers and "national accounts." National accounts are generally large, well-known consumer goods companies with a national presence that purchase their printing plates directly. These companies then provide their printing plates to the packaging industry manufacturer of their choice.

As part of the Graphics Imaging segment, Matthews owns a fifty percent interest in Tukaiz Communications L.L.C. ("Tukaiz"), O.N.E. Color Communications, L.L.C. ("O.N.E."), and S+T GmbH & Co. KG ("S+T GmbH"). Tukaiz, based in Franklin Park, Illinois, is a pre-press and pre-media firm which principally prepares art or digital files for printing or reproduction. Services of Tukaiz, which include creative design, audio, video, animation, multimedia, digital photography, commercial printing, web-site service and on-demand digital printing, are provided to ad agencies, manufacturers, printers and publishers. O.N.E., headquartered in Oakland, California, provides digital graphic services to advertising agencies and packaging markets. The operations of S+T GmbH, located in Julich, Germany, consist principally of flexographic printing preparation and the manufacture of photopolymer printing plates primarily for the German packaging industry. The combination of the Company's Graphics Imaging business, Tukaiz, O.N.E. and S+T GmbH is an important part of the Matthews strategy to become a worldwide leader in the graphics industry and service existing multinational customers on a global basis.

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

A large percentage of the segment's sales are outside the United States and are distributed through the Company's subsidiaries in Canada and Sweden in addition to other international distributors. Matthews owns a minority interest in distributors in Asia, Australia, France, Germany and the United Kingdom.

The marking products industry is fragmented, with many companies having limited product lines which focus on well-defined specialty markets. Other industry participants, like the Company, have broad product offerings and compete in various product markets and countries. In the United States, the Company has been supplying marking products for 150 years.

Major raw materials for this segment's products include printing components, tool steels, rubber and chemicals, all of which are presently available in adequate supply from various sources.


COMPETITION:

Bronze:

Competition from other bronze memorialization product manufacturers, which is intense, is on the basis of reputation, product quality, delivery, price and design availability. In North America, the Company and its two major bronze competitors account for a substantial portion of the bronze memorial market. The Company also competes with upright granite monument and flush granite memorial providers. The Company believes that its superior quality, broad product lines, innovative designs, delivery capability, customer responsiveness, experienced personnel and customer-oriented merchandising systems are competitive advantages in its markets. Competitors in the architectural market are numerous and include companies that manufacture cast and painted signs, plastic materials and other fabricated products. The Company competes with several manufacturers in the crematory market principally on the basis of product quality and price. Competition in the mausoleum construction industry includes various construction companies throughout North America and is on the basis of design, quality and price.

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


BACKLOG:

Because the nature of the Company's business is custom products made to order with short lead times, backlogs are not generally material in any segment of the Company's operations, except for IEEC, Gibraltar and in the Marking Products segment. Backlogs generally vary in the range of four to eight months of sales for IEEC, three to five months of sales for Gibraltar and up to six weeks of sales in the Marking Products segment.


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

The Clean Air Act Amendments of 1990 have had minimal impact to date on two of the Company's business segments, Graphics Imaging and Marking Products. In the United States, the Company's Bronze segment operates four nonferrous foundries, none of which is within the "major source" industry category as defined by the Environmental Protection Agency. The Bronze segment operations are regulated as "minor sources" at certain locations. No material capital expenditures are anticipated as a result of the Clean Air Act Amendments.

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

ITEM 2.  PROPERTIES.

Principal properties of the Company and its majority-owned subsidiaries are as follows (properties are owned by the Company except as noted):

Location                     Description of Property               Square Feet
--------                     -----------------------               -----------
Bronze:
  Pittsburgh, PA             Manufacturing / Division Offices         97,000
  Apopka, FL                 Manufacturing                            40,000
  Melbourne, Australia       Manufacturing                            26,000(1)
  Milton, Ontario, Canada    Manufacturing                            30,000
  Montreal, Quebec, Canada   Manufacturing                            16,000(1)
  Nashotah, WI               Sales                                    12,000(1)
  Parma, Italy               Manufacturing / Warehouse               231,000(1)
  Searcy, AR                 Manufacturing                           104,000
  Seneca Falls, NY           Manufacturing                            21,000
  Sun City, CA               Manufacturing                            24,000

Graphics Imaging:
  Pittsburgh, PA             Manufacturing / Division Offices         56,000
  Atlanta, GA                Manufacturing                            16,000
  Cranberry Twp., PA         Manufacturing                            15,000(1)
  Dallas, TX                 Manufacturing                            15,000(1)
  Denver, CO                 Manufacturing                            12,000(1)
  High Point, NC             Manufacturing                            35,000(1)
  LaPalma, CA                Manufacturing                            22,000
  St. Louis, MO              Manufacturing                            25,000

Marking Products:
  Pittsburgh, PA             Manufacturing / Division Offices         67,000
  Pittsburgh, PA             Ink Manufacturing                        18,000
  Gothenburg, Sweden         Manufacturing / Distribution             28,000(1)

Corporate Office:
  Pittsburgh, PA             General Offices                          48,000(2)


(1) These properties are leased by the Company under operating lease arrangements. Rent expense incurred by the Company for leased facilities was $802,000 in fiscal 1999.

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



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the Company's security holders during the fourth quarter of fiscal year 1999.

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

In 1998, the Board of Directors declared a two-for-one stock split on the Company's Class A and Class B Common Stock in the form of a 100% stock distribution. Shareholders' equity was adjusted for the stock split by reclassifying from additional paid-in capital and retained earnings to common stock the par value of the additional shares arising from the split. All per share amounts and numbers of shares in this report reflect the stock split.

The Company's Class A Common Stock is traded on the NASDAQ National Market System. The following table sets forth the high, low and closing prices as reported by NASDAQ (adjusted for the stock split) for the periods indicated:

                                               High        Low      Close
                                               ----        ---      -----
     Fiscal 1999:
     Quarter ended:  September 30, 1999       $32.88     $24.88    $30.13
                     June 30, 1999             30.38      25.13     29.63
                     March 31, 1999            31.38      25.00     27.38
                     December 31, 1998         34.00      24.25     31.50

     Fiscal 1998:
     Quarter ended:  September 30, 1998       $29.00     $21.25    $25.00
                     June 30, 1998             27.25      20.00     24.56
                     March 31, 1998            22.50      19.50     20.00
                     December 31, 1997         23.00      18.75     22.00


The Company has an active stock repurchase program, which was initiated in fiscal 1996. Under the program, the Company's Board of Directors have authorized repurchasing a total of 3,000,000 shares of Matthews Class A and Class B Common Stock, of which 2,695,533 shares have been repurchased as of September 30, 1999. The buy-back program is designed to increase shareholder value, enlarge the Company's holdings of its Class A and Class B Common Stock, and add to earnings per share. Repurchased shares may be retained in treasury, utilized for acquisitions, or reissued to employees or other purchasers, subject to the restrictions of the Restated Articles of Incorporation.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS, continued.

(a)  Market Information, continued:

In conjunction with the buy-back program, the Company invoked the provisions of the Fifth Article of its Restated Articles of Incorporation. Such Article provides (among other things) that any shareholder wishing to sell or convert any Class B Common Stock must first offer such shares to the Company for redemption. The Company will then have an option to purchase such shares for a 24-hour period.


(b)  Holders:

The number of registered holders of the Company's common stock at November 30, 1999 was as follows:
           Class A Common Stock                       485
           Class B Common Stock                       264


(c)  Dividends:

A quarterly dividend of $.0475 per share was paid for the fourth quarter of fiscal 1999 to shareholders of record on October 29, 1999. The Company paid quarterly dividends of $.045 per share for the first three quarters of fiscal 1999 and the fourth quarter of fiscal 1998. The Company paid quarterly dividends of $.0425 per share for the first three quarters of fiscal 1998.

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

ITEM 6.  SELECTED FINANCIAL DATA.

                                                       Years ended September 30,
                                  -------------------------------------------------------------------
                                     1999          1998          1997          1996(1)       1995
                                  -----------   -----------   -----------   -----------   -----------
                                           (Not Covered by Report of Independent Accountants)
Net sales                        $239,329,223  $211,622,057  $189,168,640  $171,977,619  $166,747,781

Gross profit                      103,036,695    93,050,222    83,500,886    76,640,900    74,729,267

Operating profit                   40,947,991    35,928,944    30,887,395    26,771,380    24,457,704

Interest expense                      867,400       466,304       337,375       131,364       104,820


Income before income taxes         41,276,659    37,132,283    32,297,897    33,522,616    25,079,263

Income taxes                       16,260,957    14,630,591    12,671,833    13,265,062     9,628,028
                                   ----------    ----------    ----------    ----------    ----------

Net income                       $ 25,015,702  $ 22,501,692  $ 19,626,064  $ 20,257,554   $15,451,235
                                   ==========    ==========    ==========    ==========    ==========

Earnings per common share:
 Basic                               $  1.58       $  1.38       $  1.14       $  1.14       $   .87
 Diluted                                1.54          1.34          1.11          1.11           .87

Weighted average common
 shares outstanding:
 Basic                             15,851,393    16,336,359    17,194,073    17,781,824    17,700,700
 Diluted                           16,241,153    16,770,214    17,696,793    18,213,866    17,840,012

Cash dividends per share                 .183          .173          .163          .145          .125

Total assets                     $225,677,572  $187,205,764  $169,204,390  $153,411,709  $138,206,376
Long-term debt, noncurrent         14,144,038     1,434,679     2,151,413         -           270,092

(1)  Fiscal 1996 included after-tax income of $2.9 million ($.16 per share, diluted) which consisted of a gain on the sale of a subsidiary net of certain non-operating charges.

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
                                       Years Ended
                                      September 30,           Percentage Change
                                 ----------------------       -----------------
                                                               1999-     1998-
                                 1999     1998     1997         1998      1997
                                 ----     ----     ----        -----     -----
Sales                           100.0%   100.0%   100.0%        13.1%     11.9%
Gross profit                     43.1     44.0     44.1         10.7      11.4
Operating profit                 17.1     17.0     16.3         14.0      16.3
Income before taxes              17.2     17.5     17.1         11.2      15.0
Net income                       10.5     10.6     10.4         11.2      14.7

Comparison of Fiscal 1999 and Fiscal 1998:

Sales for the year ended September 30, 1999 were $239.3 million and were $27.7 million, or 13.1%, higher than sales of $211.6 million for the year ended September 30, 1998. The increase in consolidated sales for fiscal 1999 resulted from revenue growth in all three of the Company's business segments. Fiscal 1999 sales for the Bronze segment were $123.8 million, representing an increase of $17.5 million, or 16.5%, over fiscal 1998. The sales increase primarily reflected the Company's acquisitions of Gibraltar Mausoleum Construction Company ("Gibraltar") in September 1998 and Caggiati S.p.A. ("Caggiati") in June 1999. Gibraltar is a leading builder of mausoleums in the United States and Caggiati is the leading supplier of bronze memorialization products in Europe (See "Acquisitions"). Graphics Imaging segment sales were $85.1 million in fiscal 1999, representing an increase of $9.8 million, or 13.0%, over fiscal 1998. The increase in Graphics Imaging sales resulted principally from the Company's acquisitions of a 50% interest in O.N.E. Color Communications, L.L.C. ("O.N.E.") in May 1998 and a 50% interest in
S+T GmbH & Co. KG ("S+T GmbH") in September 1998. O.N.E. is a digital graphics service company in the United States and S+T GmbH is a manufacturer of photopolymer printing plates for the European packaging industry. The consolidated financial statements of Matthews included the accounts of S+T GmbH effective April 1, 1999 as a result of a change in control. In addition, sales for the Graphics Imaging segment were favorably impacted by the installation of a commercial printing operation at Tukaiz Communications, L.L.C. ("Tukaiz"). The increase in sales from these events was partially offset by a decline in sales for the segment's existing operations. Demand for the segment's products and services has been unfavorably impacted by mergers and consolidations among packaging converters and by technology changes that enable customers to move portions of their pre-press work in-house. The Company believes, however, that the technology changes taking place in the graphics industry also provide opportunities to those companies that can effectively broaden their product offerings to customers and take advantage of economies of scale as the pre-press industry consolidates.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued.

Comparison of Fiscal 1999 and Fiscal 1998, continued:

Marking Products segment sales for the year ended September 30, 1999 were $30.5 million, representing an increase of $400,000 over fiscal 1998. Sales for the segment's North American operations increased 7.0% over last year primarily as a result of new product offerings during fiscal 1999. These increases were partially offset by a decline resulting from the sale of the segment's distribution operation in France in February 1998.

Gross profit for the year ended September 30, 1999 was $103.0 million, or 43.1% of sales, compared to $93.1 million, or 44.0% of sales, for fiscal 1998. The increase in consolidated gross profit of approximately $10.0 million, or 10.7%, reflected higher gross profit levels in all three business segments. Increases in gross profit in the Bronze and Graphics Imaging segments resulted from higher sales, reflecting the Company's recent acquisitions. Gross profit as a percent of sales for the Bronze segment in fiscal 1999 was comparable with fiscal 1998 and reflected higher margins on sales of memorialization products by Caggiati offset by lower margins on sales of mausoleums. Fiscal 1999 gross profit as a percent of sales for the Graphics Imaging segment was lower than a year ago as a result of lower margins on the segment's pre-press sales, higher material costs related to the commercial printing operation of Tukaiz and an increase in depreciation expense due to higher levels of capital investment. Capital expenditures for the segment in fiscal 1999 included the investment by Tukaiz in commercial printing equipment and related facilities. Gross profit and gross profit as a percent of sales for the Marking Products segment for fiscal 1999 were higher than a year ago reflecting higher North American sales and an improved product mix.

Selling and administrative expenses for the year ended September 30, 1999 were $62.1 million, representing an increase of $5.0 million, or 8.7%, over $57.1 million for fiscal 1998. The increase over the prior year principally resulted from the acquisitions of O.N.E. in May 1998 and Caggiati in June 1999. In addition, administrative costs in the Graphics Imaging segment were higher in fiscal 1999 reflecting one-time expenses associated with implementing organizational changes. Partially offsetting these increases were lower selling and administrative costs for the Marking Products segment due to the sale of the Company's subsidiary in France and a reduction in the Company's corporate administration costs. Excluding selling and administrative expenses of Caggiati for the period, the Bronze segment's selling and administrative expenses declined slightly in fiscal 1999 as a result of cost improvements combined with lower incremental selling costs of Gibraltar. Consolidated selling and administrative expense as a percent of sales was 26.0% for the year ended September 30, 1999 compared to 27.0% for fiscal 1998.

Operating profit for the year ended September 30, 1999 was $40.9 million and was $5.0 million, or 14.0%, higher than fiscal 1998. The improvement for fiscal 1999 resulted from increases in the operating profits of the Bronze and Marking Products segments of 22.1% and 34.4%, respectively. Operating profit for the Bronze segment increased to $31.8 million in fiscal 1999 as a result of higher revenues from the acquisitions of Caggiati and Gibraltar, an increase in sales and improved margins for cremation products and improvements in the segment's selling and administrative costs. Fiscal 1999 operating profit for the Marking Products segment was $4.0 million compared to $3.0 million in fiscal 1998. The increase primarily resulted from higher sales in the segment's North American operations as a result of new product offerings.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued.

Comparison of Fiscal 1999 and Fiscal 1998, continued:

Operating profit for the Graphics Imaging segment in fiscal 1999 was $5.1 million, compared to $6.9 million in fiscal 1998. The 25.7% decline in operating profit from fiscal 1998 was due to several factors which included weak demand for corrugated printing plates, lower margins on the segment's pre-press sales, and an increase in depreciation expense due to higher levels of capital investment at Tukaiz. The Graphics Imaging segment also incurred one-time expenses of approximately $400,000 during fiscal 1999 associated with the start-up of a commercial printing operation at Tukaiz and the implementation of organizational changes within the segment.

Investment income for the year ended September 30, 1999 was $1.8 million, compared to $2.5 million for fiscal 1998. The decline in investment income primarily reflected a reduction in the Company's average cash and investment balances. The Company's average cash and investment balances were lower than a year ago primarily as a result of acquisitions and stock repurchases.

Interest expense for the year ended September 30, 1999 was $867,000, compared to $466,000 for fiscal 1998. Interest expense principally related to new borrowings and assumed debt in connection with the acquisition of Caggiati, the long-term debt and capital lease obligations of Tukaiz, and the Company's obligations related to the acquisition of O.N.E. (See "Acquisitions").

Other income (deductions), net, for the year ended September 30, 1999 represented a reduction to pre-tax income of $570,000, compared to a reduction of $382,000 for fiscal 1998. Fiscal 1998 included gains on the sale of various fixed assets. Minority interest, which was $22,000 for fiscal 1999, relates to
income generated by Tukaiz and S+T GmbH.   Minority interest was $461,000 for
fiscal 1998. The reduction in minority interest for the current year reflected a decline in the operating results of Tukaiz.

The Company's effective tax rate for the year ended September 30, 1999 was 39.4%, compared to 39.4% for fiscal 1998. The difference between the Company's effective tax rate and the Federal statutory rate of 35% primarily reflected the impact of state income taxes.


Comparison of Fiscal 1998 and Fiscal 1997:

Sales for the year ended September 30, 1998 were $211.6 million and were $22.4 million, or 11.9%, higher than sales of $189.2 million for the year ended September 30, 1997. The sales increase for fiscal 1998 resulted from higher sales in the Company's Graphics Imaging and Bronze segments. Fiscal 1998 sales for the Graphics Imaging segment were $75.3 million, an increase of $17.5 million, or 30%, over the prior year primarily reflecting acquisitions completed during fiscal years 1998 and 1997. The Company's acquisitions included Carolina Repro-Graphic ("Carolina") in May 1997, a 50% interest in Tukaiz in January 1997 and a 50% interest in O.N.E. in May 1998 (See "Acquisitions"). Bronze segment sales for the year ended September 30, 1998 were $106.3 million, representing an increase of $9.9 million, or 10%, over fiscal 1997. The higher level of sales for fiscal 1998 mainly reflected an increase in the unit volumes of bronze and granite memorial products. In addition, sales of cremation equipment and cremation-related products increased for the year.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued.

Comparison of Fiscal 1998 and Fiscal 1997, continued:

Sales for the Marking Products segment in fiscal 1998 were $30.1 million, representing a decrease of $4.9 million, or 14%, below fiscal 1997. The decline, which was expected, resulted from the sale of the segment's distribution operations in Australia (August 1997) and France (February 1998), both of which had historically produced marginal results for the Company. Fiscal 1998 sales for the segment's North American operations increased 4.0% compared to fiscal 1997.

Gross profit for the year ended September 30, 1998 was $93.1 million, or 44.0% of sales, compared to $83.5 million, or 44.1% of sales, for the year ended September 30, 1997. The increase in gross profit of $9.6 million, or 11.4%, resulted from higher sales for the Graphics Imaging segment and increased sales and an improvement in the gross margin percentage for the Bronze segment. Marking Products gross profit for the year ended September 30, 1998 declined from fiscal 1997 reflecting the divestitures of the segment's distribution operations in Australia and France. Consolidated gross profit as a percent of sales for fiscal 1998 was relatively consistent with fiscal 1997. Gross profit as a percent of sales for the Bronze segment increased in fiscal 1998 reflecting improvements in sales volume and operating efficiencies. For the Graphics Imaging and Marking Products segments, the fiscal 1998 gross profit percentage was slightly lower than fiscal 1997 due to changes in product mix.

Selling and administrative expenses for the year ended September 30, 1998 were $57.1 million, representing an increase of $4.5 million, or 8.6%, over fiscal 1997. The increase in selling and administrative expenses from fiscal 1997 principally resulted from acquisitions by the Graphics Imaging segment during fiscal years 1998 and 1997. In addition, selling costs for the Bronze segment were higher in fiscal 1998 reflecting increased marketing and promotional expenses. Partially offsetting these increases was a reduction in Marking Products selling and administrative costs resulting from the sale of the segment's distribution operations in Australia and France. Consolidated selling and administrative expenses were 27.0% of sales for fiscal 1998 compared to 27.8% for fiscal 1997.

Operating profit for the year ended September 30, 1998 was $35.9 million and was $5.0 million, or 16.3%, higher than fiscal 1997, reflecting increases in all three of the Company's business segments. Operating profit for the Graphics Imaging segment was $6.9 million, representing an increase of $1.4 million, or 25.5%, over fiscal 1997. The increase was primarily the result of the segment's acquisitions. Bronze segment operating profit for the year ended September 30, 1998 was $26.0 million, representing an increase of $3.4 million, or 15.2%, over fiscal 1997. The increase in Bronze operating profit primarily reflected the segment's higher sales volume for the year combined with improved cost-price relationships for some products. Fiscal 1998 operating profit for the Marking Products segment also improved over fiscal 1997 despite the sale of the segment's distribution operations in Australia and France. The segment's operating profit was $3.0 million for the year ended September 30, 1998, representing an increase of 7.2% over fiscal 1997. The improvement resulted from higher sales combined with lower selling costs in the segment's North American operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued.

Comparison of Fiscal 1998 and Fiscal 1997, continued:

Investment income for the year ended September 30, 1998 was $2.5 million, compared to $2.5 million for fiscal 1997. The Company's average cash and investment balances were lower in fiscal 1998 as a result of acquisitions and stock repurchases. The effect on investment income of the lower average cash and investment balances was offset by a higher rate of return on investments.

Interest expense for the year ended September 30, 1998 was $466,000, compared to $337,000 for fiscal 1997. Interest expense principally related to the Company's capital lease obligations. Other income (deductions), net for the year ended September 30, 1998 represented a reduction in pre-tax income of $382,000 compared to a reduction of $318,000 for fiscal 1997. Minority interest for the year ended September 30, 1998 related Tukaiz.

The Company's effective tax rate for the year ended September 30, 1998 was 39.4%, compared to an effective rate of 39.2% for fiscal 1997. The difference between the Company's fiscal 1998 effective tax rate and the Federal statutory rate of 35% primarily reflected the impact of state income taxes.


Comparison of Fiscal 1997 and Fiscal 1996:

Sales for the year ended September 30, 1997 were $189.2 million and were $17.2 million, or 10.0%, higher than sales of $172.0 million for the year ended September 30, 1996. The increase for fiscal 1997 reflected higher sales in the Company's Bronze and Graphics Imaging segments. Bronze segment sales were $96.4 million for fiscal 1997, representing an increase of 14% over fiscal 1996. The increase primarily reflected higher volume of memorial products combined with sales of crematories and cremation-related products as a result of the acquisitions of Industrial Equipment and Engineering Company, Inc. (March 1996) and All Crematory Corporation (August 1996). Fiscal 1997 Graphics Imaging segment sales were $57.8 million, representing an increase of 34% over fiscal 1996. The increase resulted primarily from the acquisitions of Carolina and Tukaiz. Marking Products sales for fiscal 1997 were $35.0 million, representing a decrease of $9.4 million, or 21%, below fiscal 1996. The decline in sales resulted from the sale of the segment's label printer application business and the liquidation of the segment's German operation in fiscal 1996. These operations had historically produced marginal results for the segment.

Gross profit for the year ended September 30, 1997 was $83.5 million, or 44.1% of sales, compared to $76.6 million, or 44.6% of sales, for fiscal 1996. The increase in gross profit of $6.9 million, or 9.0%, was attributable to higher gross profits in the Bronze and Graphics Imaging segments. Bronze gross profit improved 15% as a result of higher sales of bronze memorials, crematories and cremation-related products. Bronze gross profit as a percent of sales improved slightly for the year as a result of the increased sales of memorial products. Gross profit for the Graphics Imaging segment increased approximately 30% over fiscal 1996 as a result of the acquisitions of Carolina and Tukaiz. Graphics Imaging gross profit as a percent of sales declined for the year principally due to changes in product mix. Marking Products gross profit declined 22% from fiscal 1996 as a result of lower sales, but the segment's gross profit as a percent of sales remained relatively unchanged.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued.

Comparison of Fiscal 1997 and Fiscal 1996, continued:

Selling and administrative expenses for the year ended September 30, 1997 were $52.6 million, representing an increase of $2.7 million, or 5.5%, over fiscal 1996. Fiscal 1997 selling and administrative expenses for the Bronze segment increased over fiscal 1996 primarily reflecting the acquisitions of Industrial Equipment and Engineering Company, Inc. and All Crematory Corporation. Selling and administrative expenses for the Graphics Imaging segment also increased in fiscal 1997 reflecting the acquisitions of Carolina and Tukaiz. These increases were partially offset by reductions in Marking Products selling and administrative costs due to the disposition of the label printer application business and the liquidation of the German operation.

Operating profit for the year ended September 30, 1997 was $30.9 million and was $4.1 million, or 15.4%, higher than fiscal 1996 operating profit of $26.8 million. Operating profit for the Bronze segment was $22.6 million for fiscal 1997, representing an increase of 12% over fiscal 1996. The higher level of operating profit was due primarily to an increase in the segment's sales of memorial and cremation products. Graphics Imaging operating profit for fiscal 1997 was $5.5 million, which represented an increase of 31% over fiscal 1996 and reflected the acquisitions of Carolina and Tukaiz. Operating profit for the Marking Products segment was $2.8 million for fiscal 1997, representing an increase of 13% over fiscal 1996. The increase was due principally to the absence of losses of the German operation.

Investment income for the year ended September 30, 1997 was $2.5 million, representing a reduction of 5.4% from fiscal 1996 investment income of $2.6 million. The decrease principally reflected fluctuations in the average cash and investment position during fiscal 1997 as a result of the Company's acquisitions and stock repurchases.

Interest expense for the year ended September 30, 1997 was $337,000, compared to $131,000 for fiscal 1996. The increase in interest expense for fiscal 1997 reflected the capital lease obligations assumed in connection with the acquisition of Tukaiz.

Other income (deductions), net for the year ended September 30, 1997 represented a reduction to pre-tax income of $318,000 compared to an increase of $4.3 million for fiscal 1996. Other income for fiscal 1996 included a gain on the sale of a subsidiary, Sunland Memorial Park, Inc.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued.

LIQUIDITY AND CAPITAL RESOURCES:

Cash flow from operations was $26.4 million for the year ended September 30, 1999, compared to $34.8 million for fiscal 1998 and $37.5 million for fiscal 1997. Operating cash flow for the year ended September 30, 1999 principally reflected the Company's net income for the year of $25.0 million adjusted for non-cash expenses such as depreciation and amortization. The decrease in operating cash flow from fiscal 1998 resulted primarily from changes in working capital items (excluding increases in connection with acquisitions) including an increase in trade accounts receivable and reductions in various current liabilities. Operating cash flow for the year ended September 30, 1998 primarily reflected the Company's net income of $22.5 million plus non-cash expenses and an increase in the Company's compensation-related accruals.
Fiscal 1997 operating cash flow reflected net income for the year in addition to the effect of changes in certain working capital items, principally a significant increase in customer prepayments.

Cash used in investing activities was $18.0 million for the year ended September 30, 1999, compared to $5.7 million for fiscal 1998 and $7.7 million for fiscal 1997. Investing activities for the year ended September 30, 1999 included capital expenditures of $13.3 million and acquisitions of $10.8 million (net of cash acquired). Fiscal 1999 acquisitions consisted primarily of the purchase of Caggiati S.p.A. in June 1999. See "Acquisitions" for further discussion of the Company's acquisitions during the last three fiscal years. Investing activities for fiscal 1999 also reflected proceeds from the net disposition of investments of $5.5 million.

Investing activities for fiscal 1998 included capital expenditures of $7.3 million and acquisitions of $16.2 million. Fiscal 1998 acquisitions included Gibraltar Mausoleum Construction Company, Inc. and a 50% interest in O.N.E. Color Communications, L.L.C. Investing activities for fiscal 1998 also included proceeds from the net disposition of investments of $16.8 million. Investing activities for fiscal 1997 included capital expenditures of $6.2 million and acquisitions of $7.8 million. Fiscal 1997 acquisitions included Carolina Repro-Graphic and a 50% interest in Tukaiz Communications L.L.C. Fiscal 1997 investing activities also reflected proceeds of $5.1 million from the net disposition of investments.

Capital expenditures were $13.3 million for the year ended September 30, 1999, compared to $7.3 million and $6.2 million for fiscal 1998 and 1997, respectively. The increase in capital expenditures in fiscal 1999 resulted primarily from investments in commercial printing equipment and facilities for Tukaiz and production equipment for the Bronze segment operations in Searcy, Arkansas. Capital expenditures in each of the last three fiscal years reflected reinvestment in the Company's three business segments and were made primarily for the purchase of new manufacturing machinery, equipment and facilities designed to improve product quality, increase manufacturing efficiency, lower production costs and meet regulatory requirements. Capital expenditures for the last three fiscal years were primarily financed through operating cash and the related assets are unencumbered. The investment in commercial printing equipment and facilities for Tukaiz was partially financed through a bank loan. Capital spending for property, plant and equipment has averaged $8.9 million for the last three fiscal years. The capital budget for fiscal 2000 is $11.7 million. The Company expects to generate sufficient cash from operations to fund all anticipated capital spending projects.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued.

LIQUIDITY AND CAPITAL RESOURCES, continued:

Cash used in financing activities for the year ended September 30, 1999 was $2.2 million and included borrowings of $10.9 million (Lit. 20.2 billion) for the acquisition of Caggiati S.p.A. and $4.0 million by Tukaiz to finance capital projects. Repayments under these borrowings and the Company's capital lease obligations were $1.6 million in fiscal 1999. Financing activities in fiscal 1999 also included net treasury stock purchases of $12.6 million and the Company's dividends on common stock of $2.9 million ($0.1825 per share).

Cash used in financing activities for the years ended September 30, 1998 and 1997 were $23.1 million and $21.7 million, respectively. Financing activities for fiscal 1998 consisted of net treasury stock purchases of $19.1 million, the Company's dividends on common stock of $2.8 million ($.1725 per share) and repayments under the Company's capital lease agreements of $1.2 million. Financing activities in fiscal 1997 included net treasury stock purchases totaling $14.4 million, payments of $4.5 million on long-term debt and capital lease obligations assumed in the acquisition of Tukaiz, and dividends on common stock of $2.8 million ($.1625 per share).

The Company has an active stock repurchase program, which was initiated in fiscal 1996. Under the program, the Company's Board of Directors have authorized repurchasing a total of 3,000,000 shares of Matthews Class A and Class B Common Stock, of which 2,695,533 shares have been repurchased as of September 30, 1999. The buy-back program is designed to increase shareholder value, enlarge the Company's holdings of its Class A and Class B Common Stock, and add to earnings per share. Repurchased shares may be retained in treasury, utilized for acquisitions, or reissued to employees or other purchasers, subject to the restrictions of the Restated Articles of Incorporation.

The Company has a Revolving Credit and Term Loan Agreement. Under terms of the agreement, the Company may borrow principal amounts up to $10.0 million in the aggregate at various interest rate options approximating current market rates. The Revolving Credit and Term Loan Agreement requires the Company to maintain minimum levels of consolidated working capital and tangible net worth. At September 30, 1999 and 1998, no amounts were outstanding under this agreement.

The Company has a line of credit of $500,000 (Canadian dollars) which provides for borrowings at the bank's prime interest rate. The Company has a $200,000 (U.S.) foreign exchange line of credit for standby letters of credit to support performance guarantees. There were no borrowings outstanding on these lines of credit at September 30, 1999 and 1998. Tukaiz has a line of credit of $1.5 million which bears interest at the bank's prime rate, which was 8.25% at September 30, 1999. Outstanding borrowings under this line were $365,000 at September 30, 1999.

Consolidated working capital of the Company was $34.6 million at September 30, 1999, compared to $32.4 million and $31.0 million at September 30, 1998 and 1997, respectively. Cash and cash equivalents were $31.5 million at September 30, 1999, compared to $25.4 million and $20.0 million at September 30, 1998 and 1997, respectively. The Company's current ratio at September 30, 1999 was 1.6, compared to 1.7 and 1.9 at September 30, 1998 and 1997, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued.

YEAR 2000 ISSUE

The Company has assessed the potential impact of the Year 2000 issue on its operations and information systems. Costs incurred to date for this assessment and for systems modifications specifically required to address any Year 2000 issues have not been material. The Company's significant operating and information systems are substantially Year 2000 compliant.

In connection with this assessment, the Company has also contacted its key suppliers and customers as necessary concerning their Year 2000 readiness. Since the Year 2000 readiness of suppliers and customers is not within the Company's control, there can be no assurance that some disruptions in the Company's operations could not occur. However, based on responses from suppliers and customers to date, and due to the nature of the Company's businesses, its key supply arrangements and customer base, the Company does not currently expect any material disruptions in its operations.

Based on management's assessment, the Year 2000 issue is not expected to have a material impact on the consolidated financial position, results of operations or cash flows of the Company.


ACQUISITIONS:

On June 1, 1999, Matthews completed the largest acquisition in its history with the purchase of Caggiati S.p.A. Caggiati S.p.A., with consolidated annual sales of approximately $25 million (U.S.), is the leading supplier of bronze memorialization products in Europe. Caggiati S.p.A. is based in Colorno (Parma), Italy and has two subsidiaries: Caggiati Espana S.A. in Valencia, Spain and Caggiati France S.a.r.l. in Lyon, France. The transaction was structured as an asset purchase. The purchase price was Lit. 34.6 billion (U.S.$19.0 million) cash plus the assumption of bank debt of Lit. 10.2 billion (U.S.$5.5 million) and certain other trade liabilities. Matthews paid cash of Lit. 20.2 billion (U.S.$10.9 million) at the closing with Lit. 7.2 billion (U.S.$4.0 million) payable one year after the closing date and the remaining Lit. 7.2 billion payable two years after the closing date. Interest at an annual rate of 5% is payable on the deferred payments. The cash payment of Lit. 20.2 billion was financed through borrowings from an Italian bank, UniCredito Italiano, Parma, Italy.

The combination of Matthews and Caggiati S.p.A. is an important part of Matthews' strategy to enhance its position as the worldwide leader in the memorialization industry. This acquisition is designed to serve as a platform for Matthews to penetrate existing European markets, enter new markets in other areas of the world, and improve Matthews' ability to serve existing multi-national customers on a global basis. In addition, Caggiati products are manufactured via die cast, shell molding and lost wax technologies whereas the majority of Matthews' products are produced by sand cast technology. The combination of these manufacturing processes is expected to provide Matthews with opportunities for the introduction of new products to both existing and new markets. Caggiati S.p.A. (which is celebrating its 40th year as a bronze memorial supplier) is considered to be the premier supplier in the markets they serve and has an excellent reputation for high quality products and outstanding customer service.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued.

ACQUISITIONS, continued:

In September 1998, Matthews acquired for 11,255,500 German Marks
(U.S.$6.2 million) a fifty percent interest in S+T GmbH & Co. KG ("S+T GmbH"). The operations of S+T GmbH, located in Julich, Germany, consist principally of flexographic printing preparation and the manufacture of photopolymer printing plates for the European packaging industry. S+T GmbH reported sales of approximately $5.0 million (U.S.) in 1997. The remaining fifty percent interest will continue to be owned by the existing president of S+T GmbH. The cash payment is due January 2000. In addition, Matthews has a call option to acquire an additional thirty percent interest in S+T GmbH at a purchase price contingent on the operating performance of S+T GmbH. The investment in S+T GmbH was recorded under the equity method of accounting until March 31, 1999. As a result of a change in control of S+T GmbH, the consolidated financial statements of Matthews included the accounts of S+T GmbH effective April 1, 1999. The combination of Matthews and S+T GmbH is an important part of Matthews' strategy to become a worldwide leader in the graphics industry and serve existing multinational customers on a global basis.

In October 1998, Matthews entered into a foreign currency forward contract with a financial institution for the purchase of German Marks to hedge its January 2000 payment commitment for the investment in S+T GmbH. In November 1998, Matthews also entered into a letter of credit agreement with a financial institution to guarantee performance under this payment commitment.

In September 1998, Matthews purchased for $10.0 million cash the assets of Gibraltar Mausoleum Construction Company, Inc. ("Gibraltar"). Gibraltar is a leading builder of mausoleums in the United States. The acquisition of Gibraltar is intended to expand Matthews products and services in the growing segments in the memorial industry of cremation and mausoleum entombment.

In May 1998, Matthews acquired a fifty percent interest in O.N.E. Color Communications, L.L.C. ("O.N.E."), a digital graphics service company. The transaction was structured as an asset purchase with the purchase price consisting of $2.0 million cash and the assumption of a fifty percent interest in certain liabilities of O.N.E. An additional amount is payable by Matthews three years from the acquisition date contingent on the attainment of certain operating performance levels of O.N.E., with such payout to be not less than $400,000.

In addition, the purchase agreement requires Matthews to purchase the remaining fifty percent interest in O.N.E. no later than May 2004. The purchase price for the remaining interest is contingent on the attainment of certain operating performance levels of O.N.E. with such payment to be not less than $4.5 million. The accounts of O.N.E. have been included in the consolidated financial statements of Matthews and a liability has been recorded for the present value of the minimum future payouts. O.N.E., with annual sales of approximately $10.0 million, is headquartered in Oakland, California. O.N.E. provides digital graphic services to advertising agencies and packaging markets. The combination of Matthews and O.N.E. is an integral part of Matthews' strategy to become a worldwide leader in advanced applications of digital graphics.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued.

ACQUISITIONS, continued:

In May 1997, Matthews acquired for $2.4 million cash the common stock of both Carolina Repro-Graphic and Dieworks, Inc. (collectively "Carolina"), manufacturers of pre-press services, flexible printing plates and steel rule cutting dies, located in North Carolina. Carolina provides products and services primarily to the southeast region of the United States. Annual combined sales for Carolina were $3.7 million in 1996.

In January 1997, Matthews acquired a fifty percent interest in Tukaiz Communications L.L.C. ("Tukaiz"), a pre-press and pre-media firm headquartered in Franklin Park, Illinois. A pre-press firm prepares art or digital files for printing or reproduction. The remaining fifty percent interest continues to be owned by the president of Tukaiz. The transaction was structured as an asset purchase with the purchase price consisting of $4.0 million cash and the assumption of a fifty percent interest, approximately $4.0 million, in certain of the liabilities of Tukaiz. Matthews also provided Tukaiz with subordinated convertible debt of $5.5 million. Tukaiz reported sales of $16.4 million for the year ended January 31, 1997. The accounts of Tukaiz have been included in the consolidated financial statements of Matthews. The combination of Matthews' Graphics Imaging business and Tukaiz is designed to provide a unique array of pre-press and pre-media services to ad agencies, manufacturers, printers and publishers. These services include creative design, audio, video, animation, multimedia, digital photography, commercial printing, web-site service and on-demand digital printing.

Matthews has accounted for the aforementioned acquisitions using the purchase method and, accordingly, recorded the acquired assets and liabilities at their estimated fair values at the acquisition dates. The excess of the purchase price over the fair value of the net assets has been recorded as goodwill to be amortized on a straight-line basis over periods ranging from 20 to 25 years.


STOCK SPLIT

In 1998, the Board of Directors declared a two-for-one stock split on the Company's Class A and Class B Common Stock in the form of a 100% stock distribution. Shareholders' equity was adjusted for the stock split by reclassifying from additional paid-in capital and retained earnings to common stock the par value of the additional shares arising from the split. All per share amounts and numbers of shares in this report reflect the stock split.


FASB PRONOUNCEMENTS:

At September 30, 1999, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." The pronouncement established standards for reporting and display of comprehensive income and its components. Comprehensive income consists of net income adjusted for changes in cumulative foreign currency translation, unrealized investment gains and losses and minimum pension liability.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued.

FASB PRONOUNCEMENTS, continued:

In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS
No. 131, "Disclosures about Segments of an Enterprise and Related Information." The pronouncement established standards for reporting information about operating segments of an enterprise and requires the disclosure of selected segment information in interim financial reports. SFAS No. 131 was adopted by the Company in the consolidated financial statements for the year ended September 30, 1999. The interim presentation requirement of the pronouncement will be adopted by the Company in the first quarter of fiscal 2000.

At September 30, 1999, the Company adopted SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." The pronouncement revised employers' disclosures about pension and other postretirement benefit plans, but did not change the measurement or recognition of those plans.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


Description                                                               Pages
-----------                                                               -----

Report of Independent Accountants                                           27

Consolidated Balance Sheet                                                28-29

Consolidated Statement of Income                                            30

Consolidated Statement of Shareholders' Equity                              31

Consolidated Statement of Cash Flows                                        32

Notes to Consolidated Financial Statements                                33-51

Supplementary Financial Information                                         52

                       REPORT OF INDEPENDENT ACCOUNTANTS






To the Shareholders and
  Board of Directors of
  Matthews International Corporation:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Matthews International Corporation and subsidiaries at September 30, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 1999 in conformity with generally accepted accounting principles. These consolidated financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these consolidated financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





                                                PRICEWATERHOUSECOOPERS LLP


Pittsburgh, Pennsylvania
November 18, 1999

                 MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEET
                             September 30, 1999 and 1998
                                     ----------

ASSETS                                                         1999            1998
                                                               ----            ----
Current assets:
  Cash and cash equivalents                               $ 31,531,686    $ 25,369,834
  Short-term investments                                       147,114         229,903
  Accounts receivable                                       45,949,743      36,072,213
  Inventories (Note 3)                                      16,400,477      12,658,467
  Deferred income taxes                                        966,019         931,020
  Other current assets                                       1,896,322       1,053,033
                                                            ----------      ----------
    Total current assets                                    96,891,361      76,314,470



Investments (Note 4)                                        11,312,730      24,250,799



Property, plant and equipment, net (Note 5)                 50,670,747      44,730,376



Deferred income taxes (Note 11)                              7,509,257       8,207,623



Other assets                                                 6,130,466       5,797,811



Goodwill, net of accumulated amortization of
  $5,245,992 and $3,169,803, respectively                   53,163,011      27,904,685
                                                           -----------     -----------


  Total assets                                            $225,677,572    $187,205,764
                                                           ===========     ===========

The accompanying notes are an integral part of these consolidated financial statements.

                 MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEET, continued
                             September 30, 1999 and 1998
                                     ----------

LIABILITIES AND SHAREHOLDERS' EQUITY                           1999            1998
                                                               ----            ----
Current liabilities:
  Long-term debt, current maturities                      $  7,604,443    $    800,252
  Trade accounts payable                                     9,798,531       6,901,044
  Accrued compensation                                      10,218,612       8,299,442
  Accrued vacation pay                                       3,983,468       3,855,552
  Profit distribution to employees                           3,925,566       4,069,514
  Accrued income taxes                                         818,324       3,942,617
  Customer prepayments                                       6,825,149       7,441,088
  Postretirement benefits, current portion                     790,809         749,136
  Other current liabilities (Note 15)                       18,326,222       7,847,924
                                                            ----------      ----------
    Total current liabilities                               62,291,124      43,906,569

Long-term debt (Note 6)                                     14,144,038       1,434,679

Estimated finishing costs                                    4,059,837       3,831,674

Postretirement benefits other than pensions (Note 10)       19,513,936      20,082,548

Other liabilities (Note 15)                                 11,046,706      13,639,998

Commitments and contingent liabilities (Note 12)

Shareholders' equity (Notes 2, 7 and 8):
  Common stock:
    Class A, $1.00 par value, authorized 70,000,000
      shares, 14,777,391 and 14,414,944 shares issued
      at September 30, 1999 and 1998, respectively          14,777,391      14,414,944
    Class B, $1.00 par value, authorized 30,000,000
      shares, 3,389,605 and 3,752,052 shares issued
      at September 30, 1999 and 1998, respectively           3,389,605       3,752,052
  Preferred stock, $100 par value, authorized 10,000
    shares, none issued                                          -               -
  Retained earnings                                        152,098,622     131,061,637
  Accumulated other comprehensive income (loss)             (3,970,000)     (4,390,068)
  Notes receivable                                             (54,800)       (453,089)
  Treasury stock, 2,507,232 and 2,156,584 shares at
   September 30, 1999 and 1998, respectively, at cost      (51,618,887)    (40,075,180)
                                                           -----------     -----------
  Total shareholders' equity                               114,621,931     104,310,296
                                                           -----------     -----------

  Total liabilities and shareholders' equity              $225,677,572    $187,205,764
                                                           ===========     ===========

The accompanying notes are an integral part of these consolidated financial statements.

                  MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED STATEMENT OF INCOME
                 for the years ended September 30, 1999, 1998 and 1997
                                      ----------

                                                 1999           1998           1997
                                                 ----           ----           ----
Sales                                       $239,329,223   $211,622,057   $189,168,640
Cost of goods sold                           136,292,528    118,571,835    105,667,754
                                             -----------    -----------    -----------
  Gross profit                               103,036,695     93,050,222     83,500,886

Selling expense                               36,877,151     33,646,395     31,651,446
Administrative expense                        25,211,553     23,474,883     20,962,045
                                             -----------    -----------    -----------
  Operating profit                            40,947,991     35,928,944     30,887,395

Investment income                              1,788,135      2,511,552      2,486,357
Interest expense                                (867,400)      (466,304)      (337,375)
Other income (deductions), net                  (569,992)      (380,860)      (317,961)
Minority interest                                (22,075)      (461,049)      (420,519)
                                             -----------    -----------    -----------

Income before income taxes                    41,276,659     37,132,283     32,297,897

Income taxes (Note 11)                        16,260,957     14,630,591     12,671,833
                                             -----------    -----------    -----------

Net income                                  $ 25,015,702   $ 22,501,692   $ 19,626,064
                                             ===========    ===========    ===========


Earnings per share (Notes 2 and 9):
  Basic                                         $ 1.58         $ 1.38         $ 1.14
                                                  ====           ====           ====
  Diluted                                       $ 1.54         $ 1.34         $ 1.11
                                                  ====           ====           ====


The accompanying notes are an integral part of these consolidated financial statements.

                                     MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                    for the years ended September 30, 1999, 1998 and 1997
                                                    ----------
                                                                        Accumulated
                                                                           Other
                                  Common     Additional                Comprehensive      Notes
                                   Stock       Paid-in      Retained   Income (Loss)   Receivable     Treasury
                                 (Note 7)      Capital      Earnings    (net of tax)     (Note 7)       Stock         Total
                                ----------   ----------   -----------  -------------   ----------   -----------    ----------
Balance, September 30, 1996    $ 9,083,498  $ 7,466,009  $ 98,367,657   $(2,247,616)  $(1,403,683) $ (8,806,822) $102,459,043
Net income                           -            -        19,626,064         -             -             -        19,626,064
Unrealized gains (losses)            -            -             -           344,914         -             -           344,914
Minimum pension liability            -            -             -          (124,200)        -             -          (124,200)
Translation adjustment               -            -             -        (1,407,468)        -             -        (1,407,468)
 Total comprehensive income                                                                                        18,439,310
Treasury stock transactions:
 Purchase of 1,030,018 shares        -            -             -             -             -       (17,189,821)  (17,189,821)
 Issuance of 241,288 shares
  under stock plans                  -         (777,595)        -             -             -         3,557,774     2,780,179
Dividends, $.1625 per share          -            -        (2,814,259)        -             -             -        (2,814,259)
Payments on notes receivable         -            -             -             -           491,623         -           491,623
                                ----------   ----------   -----------     ---------     ---------    ----------   -----------
Balance, September 30, 1997      9,083,498    6,688,414   115,179,462    (3,434,370)     (912,060)  (22,438,869)  104,166,075
Net income                           -            -        22,501,692         -             -             -        22,501,692
Unrealized gains (losses)            -            -             -           273,095         -             -           273,095
Minimum pension liability            -            -             -          (134,087)        -             -          (134,087)
Translation adjustment               -            -             -        (1,094,706)        -             -        (1,094,706)
 Total comprehensive income                                                                                        21,545,994
Treasury stock transactions:
 Purchase of 1,034,384 shares        -            -             -             -             -       (23,069,770)  (23,069,770)
 Issuance of 304,366 shares
  under stock plans                  -       (1,144,117)     (287,282)        -             -         5,433,459     4,002,060
Stock split, two-for-one         9,083,498   (5,544,297)   (3,539,201)        -             -             -             -
Dividends, $.1725 per share          -            -        (2,793,034)        -             -             -        (2,793,034)
Payments on notes receivable         -            -             -             -           458,971         -           458,971
                                ----------   ----------   -----------     ---------     ---------    ----------   -----------
Balance, September 30, 1998     18,166,996        -       131,061,637    (4,390,068)     (453,089)  (40,075,180)  104,310,296
Net income                           -            -        25,015,702         -             -             -        25,015,702
Unrealized gains (losses)            -            -             -          (204,977)        -             -          (204,977)
Minimum pension liability            -            -             -           278,315         -             -           278,315
Translation adjustment               -            -             -           346,730         -             -           346,730
 Total comprehensive income                                                                                        25,435,770
Treasury stock transactions:
 Purchase of 543,384 shares          -            -             -             -             -       (15,723,226)  (15,723,226)
 Issuance of 192,736 shares
  under stock plans                  -            -        (1,101,157)        -             -         4,179,519     3,078,362
Dividends, $.1825 per share          -            -        (2,877,560)        -             -             -        (2,877,560)
Payments on notes receivable         -            -             -             -           398,289         -           398,289
                                ----------   ----------   -----------     ---------     ---------    ----------   -----------
Balance, September 30, 1999    $18,166,996  $     -      $152,098,622   $(3,970,000)  $   (54,800) $(51,618,887) $114,621,931
                                ==========   ==========   ===========     =========     =========    ==========   ===========

                     The accompanying notes are an integral part of these consolidated financial statements.

                      MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED STATEMENT OF CASH FLOWS
                     for the years ended September 30, 1999, 1998 and 1997
                                          ----------

                                                            1999          1998          1997
                                                            ----          ----          ----
Cash flows from operating activities:
 Net income                                             $25,015,702   $22,501,692   $19,626,064
 Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization                          10,609,368     8,033,101     6,047,085
  Change in deferred taxes                                  616,479    (2,201,507)       80,349
  Changes in working capital items (Note 13)             (8,923,444)    5,742,946    10,050,004
  (Increase) decrease in other assets                      (110,070)      381,243     1,125,185
  Increase in estimated finishing costs                     228,163       522,576       354,799
  Increase (decrease) in other liabilities               (1,105,873)       72,462       877,767
  Decrease in postretirement benefits                      (526,939)     (471,523)     (647,793)
  (Gain) loss on sale of property, plant and equipment      143,345       (55,818)      192,529
  Net (gain) loss on investments                            (94,744)       60,657        50,164
  Effect of exchange rate changes on operations             522,515       197,107      (219,407)
                                                         ----------    ----------    ----------
   Net cash provided by operating activities             26,374,502    34,782,936    37,536,746
                                                         ----------    ----------    ----------
Cash flows from investing activities:
 Capital expenditures                                   (13,282,403)   (7,332,691)   (6,164,630)
 Proceeds from sales of property, plant and equipment       200,987       549,731       574,029
 Acquisitions, net of cash acquired                     (10,797,675)  (16,221,247)   (7,766,275)
 Investments                                               (787,785)   (1,773,193)   (4,018,535)
 Proceeds from disposition of investments                 6,316,700    18,576,625     9,146,833
 Payments on notes receivable                               398,289       458,971       491,623
                                                         ----------    ----------    ----------
   Net cash used in investing activities                (17,951,887)   (5,741,804)   (7,736,955)
                                                         ----------    ----------    ----------
Cash flows from financing activities:
 Proceeds from long-term debt                            14,950,926         -             -
 Payments on long-term debt                              (1,602,541)   (1,190,620)   (4,474,258)
 Proceeds from the sale of treasury stock                 3,078,362     4,002,060     2,780,179
 Purchases of treasury stock                            (15,723,226)  (23,069,770)  (17,189,821)
 Dividends                                               (2,877,560)   (2,793,034)   (2,814,259)
                                                         ----------    ----------    ----------
   Net cash used in financing activities                 (2,174,039)  (23,051,364)  (21,698,159)
                                                         ----------    ----------    ----------
Effect of exchange rate changes on cash                     (86,724)     (578,646)     (561,638)
                                                         ----------    ----------    ----------
Net increase in cash and cash equivalents                 6,161,852     5,411,122     7,539,994
Cash and cash equivalents at beginning of year           25,369,834    19,958,712    12,418,718
                                                         ----------    ----------    ----------
Cash and cash equivalents at end of year                $31,531,686   $25,369,834   $19,958,712
                                                         ==========    ==========    ==========
Cash paid during the year for:
  Interest                                              $   867,400   $   466,304   $   337,375
  Income taxes                                           17,446,574    14,436,012    10,458,745
    The accompanying notes are an integral part of these consolidated financial statements.

              MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  ----------


1.    NATURE OF OPERATIONS:

Matthews International Corporation ("Matthews"), founded in 1850 and incorporated in Pennsylvania in 1902, is a designer, manufacturer and marketer principally of custom-made products which are used to identify people, places, products and events. The Company's products and operations are comprised of three business segments: Bronze, Graphics Imaging and Marking Products. The Bronze segment is a leading manufacturer of cast bronze memorials and other memorialization products, crematories and cremation-related products and is a leading builder of mausoleums in the United States. The Graphics Imaging segment manufactures and provides printing plates, pre-press services and imaging systems for the corrugated and flexible packaging industries. The Marking Products segment designs, manufactures and distributes a wide range of equipment and consumables for identifying various consumer and industrial products, components and packaging containers.

The Company has manufacturing and marketing facilities in the United States, Australia, Canada, Germany, Italy and Sweden.


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation:

The consolidated financial statements include all majority-owned foreign and domestic subsidiaries. The consolidated financial statements also include the accounts of the Company's 50%-owned affiliates, Tukaiz Communications, L.L.C. ("Tukaiz"), O.N.E. Color Communications, L.L.C. and, effective April 1, 1999, S+T GmbH & Co. KG (Note 4). All intercompany accounts and transactions have been eliminated.


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


Stock Split:

In 1998, the Board of Directors declared a two-for-one stock split on the Company's Class A and Class B Common Stock in the form of a 100% stock distribution. Shareholders' equity was adjusted for the stock split by reclassifying from additional paid-in capital and retained earnings to common stock the par value of the additional shares arising from the split. All per share amounts and numbers of shares in this report reflect the stock split.

                                  ----------


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued:

Foreign Currency:

Balance sheet accounts for foreign subsidiaries are translated into U.S. dollars at current exchange rates in effect at the consolidated balance sheet date. Gains or losses that result from this process are recorded in other comprehensive income. The cumulative translation adjustment at September 30, 1999 and 1998 was a reduction in accumulated other comprehensive income of $3,896,560 and $4,243,290, respectively. The revenue and expense accounts of foreign subsidiaries are translated into U.S. dollars at the average exchange rates that prevailed during the period.


Cash and Cash Equivalents:

For purposes of the consolidated statement of cash flows, the Company considers all investments purchased with a remaining maturity of three months or less to be cash equivalents. The carrying amount of cash and cash equivalents approximates fair value due to the short-term maturities of these instruments. At September 30, 1999, a significant portion of the Company's cash and cash equivalents was invested with one financial institution.


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

                                  ----------


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued:

Treasury Stock:

Treasury stock is carried at cost. The cost of treasury shares sold is determined under the average cost method. At September 30, 1999, treasury stock consisted of 1,536,864 shares of Class A Common Stock and 970,368 shares of Class B Common Stock. At September 30, 1998, treasury stock consisted of 1,297,479 shares of Class A Common Stock and 859,105 shares of Class B
Common Stock.


Income Taxes:

Deferred tax assets and liabilities are provided for the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse. Deferred income taxes for U.S. tax purposes have not been provided on the undistributed earnings of foreign subsidiaries, as such earnings are considered to be reinvested indefinitely. At September 30, 1999, undistributed earnings for which deferred U.S. income taxes have not been provided approximated $3,100,000. Determination of the amount of unrecognized U.S. deferred tax liability on these unremitted earnings is not practical as any taxes paid upon distribution to the Company would be offset, at least in part, by foreign tax credits under U.S. tax regulations.


Research and Development Expenses:

Research and development costs are expensed as incurred and approximated $2,000,000, $1,700,000 and $1,800,000 for the years ended September 30, 1999,
1998 and 1997, respectively.


Earnings Per Share:

Basic earnings per share is computed by dividing net income by the average number of common shares outstanding. Diluted earnings per share assumes the issuance of common stock for all dilutive securities.


Revenue Recognition:

Revenues are generally recognized at the time of product shipment, except for construction revenues which are recognized under the percentage-of-completion method of accounting.


Reclassifications:

Certain amounts in the 1998 consolidated financial statements have been reclassified to reflect changes in the allocation of the purchase price of Gibraltar Mausoleum Construction Company, Inc. (Note 15).

                                  ----------


3.  INVENTORIES:

Inventories at September 30 consisted of the following:
                                                        1999           1998
                                                        ----           ----

Materials and finished goods                        $14,883,879    $11,021,433
Labor and overhead in process                         1,212,485      1,248,815
Supplies                                                304,113        388,219
                                                     ----------     ----------
                                                    $16,400,477    $12,658,467
                                                     ==========     ==========


4.  INVESTMENTS:

Investment securities are recorded at estimated market value at the consolidated balance sheet date and are classified as available-for-sale. Short-term investments consisted principally of corporate obligations with purchased maturities of over three months but less than one year. The cost of short-term investments approximated market value at September 30, 1999 and 1998. Accrued interest on all investment securities was also classified with short-term investments. The following investments were classified as non-current and consisted of securities with purchased maturities intended to range from one to five years.

                            Book Value      Gross        Gross
                            (Amortized   Unrealized   Unrealized     Market
                               Cost)        Gains       Losses        Value
                            ----------   ----------   ----------    ---------
September 30, 1999:
------------------
U.S. government and
  its agencies             $ 4,598,047    $ 15,859     $ 16,560   $ 4,597,346
Corporate obligations        3,998,133         -         21,633     3,976,500
Other                          173,939         -            -         173,939
                            ----------     -------      -------    ----------
  Total                    $ 8,770,119    $ 15,859     $ 38,193   $ 8,747,785
                            ==========     =======      =======    ==========

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
                            ==========     =======      =======    ==========

                                  ----------


4.  INVESTMENTS, continued:

Unrealized gains and losses on investment securities, including related deferred taxes, are reflected in other comprehensive income. Realized gains and losses are based on the specific identification method and are recorded in investment income. Realized gains for fiscal 1999 and 1998 were $17,325 and $39,716, respectively. Realized losses for fiscal 1997 were $94,683. Bond premiums and discounts are amortized on the straight-line method which does not significantly differ from the interest method.

Investments also included the Company's interest in the following affiliates (ownership interest is noted in parentheses):

                                                        1999           1998
                                                        ----           ----
S+T GmbH & Co. KG (50%)                             $     -        $ 7,090,261
Applied Technology Developments, Ltd. (49%)           2,035,001      2,340,872
Other (less than 20%)                                   529,944        279,885
                                                     ----------     ----------
                                                    $ 2,564,945    $ 9,711,018
                                                     ==========     ==========

The investment in S+T GmbH & Co. KG ("S+T GmbH") was recorded under the equity method of accounting until March 31, 1999. As a result of a change in control of S+T GmbH, the consolidated financial statements of Matthews included the accounts of S+T GmbH effective April 1, 1999. The investment in Applied Technology Developments, Ltd. is recorded under the equity method of accounting. Income under the equity method of accounting is recorded in investment income. Investments with ownership interests less than 20% are recorded under the cost method of accounting.


5.  PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment and the related accumulated depreciation at September 30 were as follows:
                                                        1999           1998
                                                        ----           ----
Buildings                                           $24,387,333    $21,472,410
Machinery and equipment                              59,242,710     52,324,284
                                                     ----------     ----------
                                                     83,630,043     73,796,694
Less accumulated depreciation                       (39,107,236)   (34,146,591)
                                                     ----------     ----------
                                                     44,522,807     39,650,103
Land                                                  3,019,778      2,965,859
Construction in progress                              3,128,162      2,114,414
                                                     ----------     ----------
                                                    $50,670,747    $44,730,376
                                                     ==========     ==========

                                  ----------


6.  LONG-TERM DEBT:

Long-term debt at September 30, 1999 and 1998 consisted of the following:

                                                        1999           1998
                                                        ----           ----
Note payable to bank, 4.145%                        $10,966,546    $     -
Note payable to bank, 6.7%                            3,714,286          -
Capital lease obligations                             1,482,334      2,234,931
                                                     ----------     ----------
                                                     16,163,166      2,234,931
Less current maturities                              (2,019,128)      (800,252)
                                                     ----------     ----------
                                                    $14,144,038    $ 1,434,679
                                                     ==========     ==========


In June 1999, a portion of the purchase price of Caggiati S.p.A. was financed through a loan of Lit. 20.2 billion (U.S.$ 10,900,000) from an Italian bank, UniCredito Italiano, Parma, Italy. The loan amortization period is 15 years. Payments including principal and interest are due quarterly with interest at an annual rate of 4.145% for the first five years, subject to renewal after five and ten years at an interest rate approximating current market rates.

In March 1999, Tukaiz entered into a note payable with a bank for an original amount of $4,000,000. The note, which bears interest at an annual rate of 6.7%, matures in March 2002 and is collateralized by assets of Tukaiz.

Aggregate maturities for the loans payable to banks for the five years following September 30, 1999 are as follows:

     2000                                            $1,314,923
     2001                                             1,314,923
     2002                                             1,314,923
     2003                                             1,314,923
     2004                                             1,314,923
                                                      ---------
                                                     $6,574,615
                                                      =========

Long-term debt, current maturities, which totaled $7,604,443 at September 30, 1999, also included short-term borrowings of $5,585,315. Short-term borrowings principally included $5,100,000 by Caggiati S.p.A. under various line of credit arrangements for working capital requirements. The weighted-average interest rate on these borrowings, which are secured by certain trade accounts receivable, was 3.25% at September 30, 1999. In addition, short-term borrowings at September 30, 1999 included $365,000 by Tukaiz Communications L.L.C. ("Tukaiz") under a line of credit. Tukaiz has a line of credit of $1,500,000 which bears interest at the bank's prime rate, which was 8.25% at September 30, 1999.

                                  ----------


6.  LONG-TERM DEBT, continued:

The carrying amounts of the Company's borrowings under its financing arrangements approximate their fair value.

In connection with the acquisition of Caggiati S.p.A. (Note 15), the Company assumed bank debt of $5,500,000. In connection with the investment in Tukaiz in January 1997 (Note 15), the Company assumed bank debt and capital lease obligations on certain equipment of $1,900,000 and $4,500,000, respectively. The Tukaiz bank debt was immediately repaid in full.

The Company's capital lease agreements expire within four years and generally provide for renewal or purchase options. Remaining future minimum lease payments under capital leases are as follows:

     2000                                            $  828,978
     2001                                               602,256
     2002                                               225,066
     2003                                                13,662
                                                      ---------
                                                      1,669,962
     Less amount representing interest                 (187,628)
                                                      ---------
                                                     $1,482,334
                                                      =========

Assets under capital leases are amortized by the straight-line method over the estimated useful lives of the assets. Cost and accumulated amortization of assets under capital leases were $2,976,310 and $2,226,925, respectively, at September 30, 1999 and $2,908,499 and $1,260,618, respectively, at
September 30, 1998.

The Company has a Revolving Credit and Term Loan Agreement. Under terms of the agreement, the Company may borrow principal amounts up to $10,000,000 in the aggregate at various interest rate options approximating current market rates. The Revolving Credit and Term Loan Agreement requires the Company to maintain minimum levels of consolidated working capital and tangible net worth. At September 30, 1999 and 1998, no amounts were outstanding under this agreement.

The Company has a line of credit of $500,000 (Canadian dollars) which provides for borrowings at the bank's prime interest rate. The Company has a $200,000 (U.S.) foreign exchange line of credit for standby letters of credit to support performance guarantees. There were no borrowings outstanding on these lines of credit at September 30, 1999 and 1998.

                                  ----------


7.  SHAREHOLDERS' EQUITY:

The authorized common stock of the Company consists of 100,000,000 shares, divided into two classes: Class A Common Stock, 70,000,000 shares, $1 par value, and Class B Common Stock, 30,000,000 shares, $1 par value. Shares of Class A Common Stock have one vote per share and are freely transferable subject to applicable securities laws. Shares of Class B Common Stock have ten votes per share and are only transferable by a shareholder to the Company or to an active employee of the Company. The Company may, at its discretion, purchase such shares at the fair market value per share of the Company's
Class A Common Stock or permit shareholders to tender such shares to the Company in exchange for an equal number of shares of Class A Common Stock. For the fiscal years ended September 30, 1999, 1998 and 1997, 362,447, 645,226 and 1,690,634 shares, respectively, of Class B Common Stock were exchanged for an equal number of shares of Class A Common Stock.

The Company has an active stock repurchase program, which was initiated in fiscal 1996. Under the program, the Company's Board of Directors have authorized repurchasing a total of 3,000,000 shares of Matthews Class A and Class B Common Stock, of which 2,695,533 shares have been repurchased as of September 30, 1999. The buy-back program is designed to increase shareholder value, enlarge the Company's holdings of its Class A and Class B Common Stock, and add to earnings per share. Repurchased shares may be retained in treasury, utilized for acquisitions, or reissued to employees or other purchasers, subject to the restrictions of the Restated Articles of Incorporation.

Shareholders' equity includes notes receivable from officers and employees which arise from purchases of common stock by designated officers and employees under the Employees' Stock Purchase Plan. Each note bears interest at 6.5% per annum and is due five years from the date of its execution, which period may be, and in some instances has been, extended by the Executive Committee. There are 55,500 shares of the Company's Class B Common Stock owned by borrowers pledged as collateral on the notes as of September 30, 1999.

In 1999, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." The pronouncement establishes standards for reporting and display of comprehensive income and its components. Comprehensive income consists of net income adjusted for changes in cumulative foreign currency translation, unrealized investment gains and losses and minimum pension liability.


8.  STOCK PLANS:

The Company has a stock incentive plan which provides for the granting of incentive stock options, nonstatutory stock options and restricted share awards. The plan is administered by the Compensation Committee of the Board of Directors. The aggregate number of shares of the Company's common stock which may be issued upon exercise of the stock options and pursuant to the restricted share awards was 2,348,965 shares at September 30, 1999. The option price for each stock option which may be granted under the plan may not be less than the fair market value of the Company's common stock on the date of grant.

                                  ----------

8.  STOCK PLANS, continued:

Outstanding stock options are exercisable in various share amounts based on the attainment of certain market value levels of Class A Common Stock but, in the absence of such events, are exercisable in full for a one-week period beginning five years from the date of grant. In addition, options granted after September 30, 1996 vest in one-third increments after three, four and five years, respectively, from the grant date (but, in any event, not until the attainment of the certain market value levels described above). The options expire on the earlier of ten years from the date of grant, upon employment termination, or within specified time limits following voluntary employment termination (with the consent of the Company), retirement or death.

The Company has elected to account for its stock incentive plan under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." If compensation cost had been determined under SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income and diluted earnings per share would have been as follows:
                                                       1999            1998
                                                       ----            ----
     Net income, as reported                       $25,015,702     $22,501,692
     Net income, pro forma                          23,851,524      21,967,279
     Earnings per share, as reported                     $1.54           $1.34
     Earnings per share, pro forma                        1.47            1.31

The weighted-average fair value of options granted was $11.61 per share in 1999 and $7.69 per share in 1998.

The fair value of each option grant is estimated on the date of grant using a Black-Scholes based pricing model with the following assumptions:

                                                       1999            1998
                                                       ----            ----
Dividend yield                                          0.8%            0.7%
Expected volatility                                    24.8%           23.1%
Average risk-free interest rate                         6.3%            4.8%
Average expected term (years)                           8.0             7.7

The following tables summarize certain stock option information at September 30, 1999:

Options Outstanding:
-------------------
Range of                                Weighted-average       Weighted-average
exercise price            Number         remaining life         exercise price
--------------           --------       ----------------       ----------------
$7.13 and $8.19           285,000              5.4                  $ 7.63
$9.44 - $14.25            145,000              6.5                   12.72
$14.06 - $17.38           633,050              7.2                   14.17
$21.41 and $22.88         206,500              8.2                   21.41
$27.69 - $30.69           679,800              9.4                   27.94
                        ---------              ---                   -----
                        1,949,350              7.8                  $18.67
                        =========              ===                   =====

                                  ----------


8.  STOCK PLANS, continued:

Options exercisable:
-------------------
Range of                                                       Weighted-average
exercise price                               Number             exercise price
--------------                              -------            ----------------
$7.13 and $8.19                             285,000                 $ 7.63
$9.44 - $14.25                              145,000                  12.72
$14.06 - $17.38                                -                       -
$21.41 and $22.88                              -                       -
$27.69 - $30.69                                -                       -
                                            -------                  -----
                                            430,000                 $ 9.35
                                            =======                  =====

The transactions for shares under options were as follows:

                                            1999          1998          1997
                                            ----          ----          ----
Outstanding, beginning of year:
  Number                                1,482,650     1,593,766     1,173,666
  Weighted-average exercise price          $13.20        $11.12        $ 8.78
Granted:
  Number                                  699,800       226,500       672,100
  Weighted-average exercise price          $27.93        $21.54        $14.17
Exercised:
  Number                                  192,300       304,366       239,668
  Weighted-average exercise price          $ 8.82        $ 8.38        $ 8.08
Expired or forfeited:
  Number                                   40,800        33,250        12,332
  Weighted-average exercise price          $25.06        $14.06        $13.92
Outstanding, end of year:
  Number                                1,949,350     1,482,650     1,593,766
  Weighted-average exercise price          $18.67        $13.20        $11.12
Exercisable, end of year:
  Number                                  430,000       622,300       853,672
  Weighted-average exercise price          $ 9.35        $ 9.18        $ 8.57
Shares reserved for future options,
  end of year                             399,615       151,314       344,564

Under the Company's Director Fee Plan, directors who are not also officers of the Company each receive as an annual retainer fee shares of the Company's Class A Common Stock equivalent to approximately $16,000. Directors may also elect to receive the common stock equivalent of meeting fees. Each director may elect to be paid these shares on a current basis or have such shares credited to a deferred stock account as phantom stock, with such shares to be paid to the director subsequent to leaving the Board. The value of deferred shares is recorded in other liabilities. Shares deferred under the Director Fee Plan at September 30, 1999, 1998 and 1997 were 23,072, 20,658 and 16,908, respectively.

                                  ----------


9.  EARNINGS PER SHARE
                                         1999           1998           1997
                                         ----           ----           ----

Net income                           $25,015,702    $22,501,692    $19,626,064
                                      ==========     ==========     ==========

Weighted average common
  shares outstanding                  15,851,393     16,336,359     17,194,073
Dilutive securities,
  primarily stock options                389,760        433,855        502,720
                                      ----------     ----------     ----------
Diluted weighted-average
  common shares outstanding           16,241,153     16,770,214     17,696,793
                                      ==========     ==========     ==========

Basic earnings per share                   $1.58          $1.38          $1.14
                                            ====           ====           ====

Diluted earnings per share                 $1.54          $1.34          $1.11
                                            ====           ====           ====


10.  PENSION AND OTHER POSTRETIREMENT PLANS:

The Company provides defined benefit pension and postretirement plans to certain employees. Net periodic pension and postretirement benefit costs included the following components:

                                   Pension                       Other Postretirement
                     ----------------------------------   ----------------------------------
                        1999        1998        1997         1999        1998        1997
                     ----------  ----------  ----------   ----------  ----------  ----------
Service cost         $2,161,278  $1,923,321  $1,715,536   $  321,533  $  277,803  $  268,835
Interest cost         3,724,617   3,559,391   3,396,778      816,476     748,625     855,587
Expected return
 on plan assets      (5,288,217) (4,748,334) (4,476,913)        -           -           -
Amortization:
 Transition asset      (403,794)   (403,794)   (403,794)        -           -           -
 Prior service cost     161,927     161,927     148,686   (1,009,071) (1,009,071) (1,009,071)
 Net actuarial
  (gain) loss            54,262      45,209      19,961      112,254      55,476     120,554
                      ---------   ---------   ---------    ---------   ---------   ---------

Net benefit cost     $  410,073  $  537,720  $  400,254   $  241,192  $   72,833  $  235,905
                      =========   =========   =========    =========   =========   =========

                                  ----------


10.  PENSION AND OTHER POSTRETIREMENT PLANS, continued:

The following provides a reconciliation of benefit obligations, plan assets and funded status of the plans.

                                             Pension              Other Postretirement
                                    ------------------------    -------------------------
                                        1999         1998           1999          1998
                                    -----------  -----------    -----------   -----------
Change in benefit obligation:
 Benefit obligation, beginning     $ 54,747,545  $48,916,916   $ 12,069,729  $ 10,321,226
 Service cost                         2,161,278    1,923,321        321,533       277,803
 Interest cost                        3,724,617    3,559,391        816,476       748,625
 Assumption changes                  (1,961,143)   3,550,250       (367,573)      673,206
 Actuarial (gain) loss                  (51,860)    (346,699)       474,566       675,794
 Benefit payments                    (2,660,989)  (2,855,634)      (751,365)     (626,925)
                                     ----------   ----------     ----------    ----------
 Benefit obligation, ending          55,959,448   54,747,545     12,563,366    12,069,729
                                     ----------   ----------     ----------    ----------
Change in plan assets:
 Fair value, beginning               59,314,028   58,870,495          -             -
 Actual return                       12,775,502    3,070,941          -             -
 Benefit payments                    (2,660,989)  (2,855,634)      (751,365)     (626,925)
 Employer contributions                 228,226      228,226        751,365       626,925
                                     ----------   ----------     ----------    ----------
 Fair value, ending                  69,656,767   59,314,028          -             -
                                     ----------   ----------     ----------    ----------

Funded status                        13,697,319    4,566,483    (12,563,366)  (12,069,729)
Unrecognized transition asset          (403,800)    (807,594)         -             -
Unrecognized actuarial (gain) loss  (12,578,346)  (3,023,496)     3,026,261     3,014,756
Unrecognized prior service cost         898,163    1,060,090    (10,767,640)  (11,776,711)
                                     ----------   ----------     ----------    ----------

Net amount recognized              $  1,613,336  $ 1,795,483   $(20,304,745) $(20,831,684)
                                     ==========   ==========     ==========    ==========

Amounts recognized in the
 balance sheet:
 Prepaid pension cost              $  3,471,504  $ 3,459,097   $(20,304,745) $(20,831,684)
 Accrued benefit liability           (2,263,582)  (2,588,807)         -             -
 Intangible asset                       307,353      370,878          -             -
 Accumulated other
  comprehensive income                   98,061      554,315          -             -
                                     ----------   ----------     ----------    ----------

Net amount recognized              $  1,613,336  $ 1,795,483   $(20,304,745) $(20,831,684)
                                     ==========   ==========     ==========    ==========

The Company has an unfunded defined benefit pension plan which had a benefit obligation of $2,556,500 and $2,943,177 at September 30, 1999 and 1998,
respectively.

                                  ----------


10.  PENSION AND OTHER POSTRETIREMENT PLANS, continued:

Weighted-average assumptions for the pension and postretirement benefit plans as of August 1 and September 30, respectively, were:

                                     Pension                    Other Postretirement
                           ----------------------------    ----------------------------
                             1999      1998      1997        1999      1998      1997
                           --------  --------  --------    --------  --------  --------
Discount rate                7.25%     7.00%     7.50%       7.25%     7.00%     7.50%
Return on plan assets        9.00      9.50      9.00         -         -         -
Compensation increase        4.50      4.50      4.50        4.50      4.50      4.50

For measurement purposes, annual rates of increase of 10.0% and 6.5% in the per capita cost of health care benefits for Medicare-Risk HMO Plans and all other plans, respectively, were assumed for 1999; the rates were assumed to decrease gradually to 5.0% for 2003 and remain at that level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported. An increase in the assumed health care cost trend rates by one percentage point would have increased the accumulated postretirement benefit obligation as of September 30, 1999 by $445,000 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year then ended by $57,000. A decrease in the assumed health care cost trend rates by one percentage point would have decreased the accumulated postretirement benefit obligation as of September 30, 1999 by $424,000 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year then ended by $52,000.


11.  INCOME TAXES:

The provision for income taxes consisted of the following:
                                           1999          1998          1997
                                           ----          ----          ----
Current:
  Federal                              $12,116,079   $13,190,560   $ 9,245,044
  State                                  2,400,713     2,326,985     1,815,067
  Foreign                                1,117,029       685,204     1,533,969
                                        ----------    ----------    ----------
                                        15,633,821    16,202,749    12,594,080
Deferred                                   627,136    (1,572,158)       77,753
                                        ----------    ----------    ----------
Total                                  $16,260,957   $14,630,591   $12,671,833
                                        ==========    ==========    ==========

At September 30, 1999 and 1998, the Company had foreign net operating loss carryforwards of $3,500,000 and $2,500,000, respectively. Carryforwards at September 30, 1999 of $130,000 expire at September 30, 2003, while the remainder have an indefinite carryforward period. The Company has recorded a valuation allowance of $1,350,000 and $375,000 at September 30, 1999 and 1998, respectively, related to the carryforwards.

                                  ----------


11.  INCOME TAXES, continued:

The components of the provision for deferred income taxes were as follows:

                                           1999          1998          1997
                                           ----          ----          ----
Postretirement benefits other
  than pensions                        $   230,018   $   183,894   $   246,309
Deferred compensation                     (378,345)     (858,000)         -
Estimated finishing costs                   10,900      (276,930)     (145,346)
Accrued vacation pay                       (23,759)      (62,410)       (8,836)
Foreign subsidiary losses, net             205,000       125,000       450,000
Depreciation and amortization              666,701       (40,935)      (51,919)
Deferred gain on sale of facilities          1,538       (77,214)      (30,274)
Pension costs                               13,122      (208,149)     (156,090)
Other                                      (98,039)     (357,414)     (226,091)
                                        ----------    ----------    ----------
                                       $   627,136   $(1,572,158)  $    77,753
                                        ==========    ==========    ==========

The components of the net deferred tax asset at September 30 were as follows:

                                                         1999          1998
                                                         ----          ----
Deferred tax assets:
  Postretirement benefits other than pensions        $ 7,894,340   $ 8,124,358
  Deferred compensation                                1,833,435     1,455,090
  Bad debt / other provisions                          1,109,910       634,093
  Estimated finishing costs                            1,073,663     1,084,563
  Accrued vacation pay                                   857,539       833,780
  Foreign subsidiary losses, net                         170,000       375,000
  Other                                                  443,142       361,263
                                                      ----------    ----------
                                                      13,382,029    12,868,147
                                                      ----------    ----------
Deferred tax liabilities:
  Depreciation and amortization                       (3,957,835)   (2,842,135)
  Deferred gain on sale of facilities                   (508,713)     (507,174)
  Pension costs                                         (448,915)     (257,854)
  Unrealized investment (gain) loss                        8,710      (122,341)
                                                      ----------    ----------
                                                      (4,906,753)   (3,729,504)
                                                      ----------    ----------
Net deferred tax asset                                 8,475,276     9,138,643

Less current portion                                    (966,019)     (931,020)
                                                      ----------    ----------
                                                     $ 7,509,257   $ 8,207,623
                                                      ==========    ==========

The Company's foreign subsidiaries had income before income taxes for the years ended September 30, 1999, 1998 and 1997 of approximately $4,300,000, $1,500,000 and $2,800,000, respectively.

                                  ----------


11.  INCOME TAXES, continued:

The reconciliation of the federal statutory tax rate to the consolidated effective tax rate is as follows:
                                           1999          1998          1997
                                           ----          ----          ----
Federal statutory tax rate                 35.0 %        35.0 %        35.0 %
Effect of state income taxes,
  net of federal deduction                  3.8           3.7           3.2
Foreign taxes in excess of (less
 than) federal statutory rate              ( .6)           -            1.7
Goodwill amortization                        .5            .6            -
Other                                        .7            .1          ( .7)
                                           ----          ----          ----
Effective tax rate                         39.4 %        39.4 %        39.2 %
                                           ====          ====          ====


12.  COMMITMENTS AND CONTINGENT LIABILITIES:

The Company operates various production and office facilities and equipment under operating lease agreements. Annual rentals under these and other operating leases were $3,100,000, $2,800,000 and $2,300,000 in 1999, 1998 and
1997, respectively.  Future minimum rental commitments are not material.

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

The Company has employment agreements with certain employees, the terms of which expire at various dates between 2000 and 2002. The agreements generally provide for base salary and bonus levels and include a non-compete clause. The aggregate commitment for salaries under these agreements at September 30, 1999 was approximately $2,200,000.


13.  SUPPLEMENTAL CASH FLOW INFORMATION:

Significant non-cash transactions included the following:

In fiscal 1998, Matthews acquired a 50% interest in S+T GmbH (Note 15). A liability for 11,255,500 German Marks (U.S.$6,200,000) has been recorded in other current liabilities for the payment, which is due January 2000. The investment in S+T GmbH was recorded under the equity method of accounting until March 31, 1999. As a result of a change in control of S+T GmbH, the consolidated financial statements of Matthews included the accounts of S+T GmbH effective April 1, 1999.

                                  ----------


13.  SUPPLEMENTAL CASH FLOW INFORMATION, continued:

In fiscal 1998, Matthews acquired a 50% interest in O.N.E. (Note 15). The purchase agreement requires Matthews to acquire the remaining 50% interest no later than May 2004. A liability of $3,700,000 was recorded in other liabilities for the present value of the minimum future payouts under the purchase agreement.

Changes in working capital items as presented in the Consolidated Statement of Cash Flows consisted of the following:

                                           1999          1998          1997
                                           ----          ----          ----
Current assets:
  Accounts receivable                  $(1,977,766)  $(1,051,982)  $  (985,433)
  Inventories                            1,126,300      (355,121)    2,087,337
  Other current assets                      28,048       392,197       (61,624)
                                        ----------    ----------    ----------
                                          (823,418)   (1,014,906)    1,040,280
                                        ----------    ----------    ----------
Current liabilities:
  Trade accounts payable                (2,311,459)      732,701    (1,012,648)
  Accrued compensation                     990,705     3,539,657     2,010,941
  Accrued vacation pay                      84,406       275,473        56,238
  Profit distribution to employees        (143,948)      528,549      (112,274)
  Accrued income taxes                  (3,155,184)      943,106     1,991,625
  Customer prepayments                    (615,939)   (1,451,379)    5,822,563
  Other current liabilities             (2,948,607)    2,189,745       253,279
                                        ----------    ----------    ----------
                                        (8,100,026)    6,757,852     9,009,724
                                        ----------    ----------    ----------

Net change                             $(8,923,444)  $ 5,742,946   $10,050,004
                                        ==========    ==========    ==========


14.  SEGMENT INFORMATION:

The Company is organized into three business segments based on products and services. The segments, which are Bronze, Graphics Imaging and Marking Products, are described under Nature of Operations (Note 1). Management evaluates segment performance based on operating profit (before income taxes) and does not allocate non-operating items such as investment income, interest expense, other income (deductions),net and minority interest.

Information about the Company's segments follows:

                                  ----------

14.  SEGMENT INFORMATION, continued:

                       Graphics      Marking
                       Imaging       Products       Bronze        Other     Consolidated
                      ----------    ----------    ----------  ------------  ------------
Sales to external customers:
1999                 $85,094,574   $30,474,292  $123,760,357  $     -       $239,329,223
1998                  75,294,549    30,054,688   106,272,820        -        211,622,057
1997                  57,804,162    34,980,976    96,383,502        -        189,168,640

Intersegment sales:
1999                       5,515        54,650        45,553        -            105,718
1998                       6,973        63,424        35,364        -            105,761
1997                       4,681        53,473        39,849        -             98,003

Depreciation and amortization:
1999                   5,829,134       586,859     3,789,643      403,732     10,609,368
1998                   4,202,894       618,861     2,849,786      361,560      8,033,101
1997                   2,171,389       741,003     2,613,763      520,930      6,047,085

Operating profit:
1999                   5,135,373     4,036,043    31,776,575        -         40,947,991
1998                   6,909,985     3,003,056    26,015,903        -         35,928,944
1997                   5,507,148     2,800,757    22,579,490        -         30,887,395

Total assets:
1999                 $66,925,288   $19,685,133   $97,005,147  $42,062,004   $225,677,572
1998                  60,274,431    20,060,272    59,304,584   47,566,477    187,205,764
1997                  38,495,477    22,118,584    49,753,812   58,836,517    169,204,390

Capital expenditures:
1999                   7,243,220       497,372     5,390,338      151,473     13,282,403
1998                   5,110,111       334,122     1,628,217      260,241      7,332,691
1997                   3,189,371       400,543     2,144,218      430,498      6,164,630

Information about the Company's operations by geographic area follows:

                     United States       Canada       Australia       Europe      Consolidated
                     -------------      ---------     ---------     ----------    ------------
Sales to external customers:
1999                  $207,727,477     $9,463,587   $ 4,581,785    $17,556,374    $239,329,223
1998                   192,443,566      8,808,520     4,817,523      5,552,448     211,622,057
1997                   162,281,107      8,634,068    10,553,058      7,700,407     189,168,640

Long-lived assets:
1999                    72,540,145      2,557,147     3,133,019     25,603,447     103,833,758
1998                    67,653,629      1,974,039     2,894,405        112,988      72,635,061
1997                    52,911,263      2,280,488     3,707,169        127,944      59,026,864

                                  ----------

14.  SEGMENT INFORMATION, continued:

The accounting policies of the segments are the same as those described in Summary of Significant Accounting Policies (Note 2). Intersegment sales are accounted for at negotiated prices. Operating profit is total revenue less operating expenses. Segment assets include those assets which are used in the Company's operations in each segment. Other assets principally consist of cash and cash equivalents, investments, deferred tax assets and corporate headquarters' assets. Long-lived assets include property, plant and equipment, net of accumulated depreciation, and goodwill, net of accumulated amortization.


15.  ACQUISITIONS:

On June 1, 1999, Matthews purchased the assets of Caggiati S.p.A., the leading supplier of bronze memorialization products in Europe. Caggiati S.p.A. is based in Colorno (Parma), Italy and has two subsidiaries: Caggiati Espana S.A. in Valencia, Spain and Caggiati France S.a.r.l. in Lyon, France. The purchase price was Lit. 34.6 billion (U.S.$19,000,000) cash plus the assumption of bank debt of Lit. 10.2 billion (U.S.$5,500,000) and certain other trade liabilities. Matthews paid cash of Lit. 20.2 billion (U.S.$10,900,000) at the closing with Lit. 7.2 billion (U.S.$4,000,000) payable one year after the closing date (classified in other current liabilities) and the remaining Lit. 7.2 billion payable two years after the closing date. Interest at an annual rate of 5% is payable on the deferred payments.

The following unaudited pro forma information presents a summary of the consolidated results of Matthews and Caggiati S.p.A. as if the acquisition had occurred on October 1, 1997:
                                                       1999            1998
                                                       ----            ----
Sales                                             $255,000,000    $235,100,000
Net income                                          25,800,000      23,500,000
Earnings per share, diluted                              $1.59           $1.40

These unaudited pro forma results have been prepared for comparative purposes only and include certain adjustments, such as goodwill amortization and interest expense on acquisition debt. The pro forma information does not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred on the date indicated, or which may result in the future.

In September 1998, Matthews acquired for 11,255,500 German Marks (U.S.$6,200,000) a fifty percent interest in S+T GmbH & Co. KG ("S+T GmbH"). The operations of S+T GmbH, located in Julich, Germany, consist principally of flexographic printing preparation and the manufacture of photopolymer printing plates for the packaging industry. The remaining fifty percent interest will continue to be owned by the existing president of S+T GmbH. The cash payment is due January 2000. S+T GmbH reported sales of approximately U.S.$5,000,000 in 1997. In addition, Matthews has a call option to acquire an additional thirty percent interest in S+T GmbH at a purchase price contingent on the operating performance of S+T GmbH.

                                  ----------

15.  ACQUISITIONS, continued:

In October 1998, Matthews entered into a foreign currency forward contract with a financial institution for the purchase of German Marks to hedge its January 2000 payment commitment for the investment in S+T GmbH. In November 1998, Matthews also entered into a letter of credit agreement with a financial institution to guarantee performance under this payment commitment.

In September 1998, Matthews purchased for $10,000,000 cash the assets of Gibraltar Mausoleum Construction Company, Inc. ("Gibraltar"). Gibraltar, with annual sales of approximately $16,000,000, is a leading builder of mausoleums in the United States.

In May 1998, Matthews acquired a fifty percent interest in O.N.E. Color Communications, L.L.C. ("O.N.E."), a digital graphics service company. The transaction was structured as an asset purchase with the purchase price consisting of $2,000,000 cash and the assumption of a fifty percent interest in certain liabilities of O.N.E. An additional amount is payable by Matthews three years from the acquisition date contingent on the attainment of certain operating performance levels of O.N.E., with such payout to be not less than $400,000.

In addition, the purchase agreement requires Matthews to purchase the remaining fifty percent interest in O.N.E. no later than May 2004. The purchase price for the remaining interest is contingent on the attainment of certain operating performance levels of O.N.E. with such payment to be not less than $4,500,000. The accounts of O.N.E. have been included in the consolidated financial statements of Matthews and a liability has been recorded for the present value of the minimum future payouts. O.N.E., with annual sales of approximately $10,000,000, is headquartered in Oakland, California.

In May 1997, Matthews acquired for $2,400,000 cash the common stock of both Carolina Repro-Graphic and Dieworks, Inc., manufacturers of pre-press services, flexible printing plates and steel rule cutting dies, located in North Carolina. Combined sales for Carolina Repro-Graphic and Dieworks, Inc. were approximately $3,700,000 for the year ended December 31, 1996.

In January 1997, Matthews acquired a fifty percent interest in Tukaiz Communications L.L.C. ("Tukaiz"), a pre-press and pre-media firm headquartered in Franklin Park, Illinois. A pre-press firm prepares art or digital files for printing or reproduction. The remaining fifty percent interest continues to be owned by the president of Tukaiz. The transaction was structured as an asset purchase with the purchase price consisting of $4,000,000 cash and the assumption of a fifty percent interest, approximately $4,000,000, in certain of the liabilities of Tukaiz. Matthews also provided Tukaiz with subordinated convertible debt of $5,500,000. Tukaiz reported sales of $16,400,000 for the year ended January 31, 1997. The accounts of Tukaiz have been included in the consolidated financial statements of Matthews.

Matthews has accounted for the aforementioned acquisitions using the purchase method and, accordingly, recorded the acquired assets and liabilities at their estimated fair values at the acquisition dates. The excess of the purchase price over the fair value of the net assets has been recorded as goodwill to be amortized on a straight-line basis over periods ranging from 20 to 25 years.

                      SUPPLEMENTARY FINANCIAL INFORMATION

Selected Quarterly Financial Data (Unaudited):

The following table sets forth certain items included in the Company's unaudited consolidated financial statements for each quarter of fiscal 1999 and fiscal 1998.

                                               Quarter Ended
                            --------------------------------------------------    Year Ended
                            December 31    March 31     June 30   September 30   September 30
                            -----------  -----------  ----------- ------------   ------------
FISCAL YEAR 1999:
Sales                       $56,441,488  $58,588,219  $61,405,443  $62,894,073   $239,329,223

Gross profit                 23,458,498   25,157,646   25,493,116   28,927,435    103,036,695

Operating profit              8,699,255   10,559,876   11,126,662   10,562,198     40,947,991

Net income                    5,415,119    6,425,198    6,888,062    6,287,323     25,015,702

Earnings per share, diluted         .33          .39          .43          .39           1.54


FISCAL YEAR 1998:
Sales                       $49,440,454  $51,563,344  $55,217,977  $55,400,282   $211,622,057

Gross profit                 21,231,436   23,034,882   25,060,396   23,723,508     93,050,222

Operating profit              7,616,319    8,886,597   10,333,027    9,093,001     35,928,944

Net income                    4,898,264    5,603,821    6,381,882    5,617,725     22,501,692

Earnings per share, diluted         .29          .33          .38          .34           1.34



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no changes in accountants or disagreements on accounting or financial disclosure between the Company and PricewaterhouseCoopers LLP, Certified Public Accountants, for the fiscal years ended September 30, 1999, 1998 and 1997.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The following information as of November 30, 1999 is furnished with respect to each director and executive officer:

Name                            Age       Positions with Registrant
----                            ---       -------------------------

David M. Kelly                   57       Chairman of the Board, President and
                                          Chief Executive Officer

Edward J. Boyle                  53       Vice President, Accounting & Finance,
                                          Treasurer and Secretary

David J. DeCarlo                 54       President, Bronze Division
                                          and Director

Robert J. Kavanaugh              62       Director

Thomas N. Kennedy                64       Director

Steven F. Nicola                 39       Controller

John P. O'Leary, Jr.             52       Director

Robert J. Schwartz               52       President, Marking Products Division

William J. Stallkamp             60       Director

John D. Turner                   53       Director



David M. Kelly has been Chairman of the Board since March 1996. He was appointed President and Chief Operating Officer of the Company in April 1995 and President and Chief Executive Officer in October 1995. He was appointed as a Director of the Company in May 1995. Prior to joining the Company, he was a Senior Vice President for Carrier Corporation.

Edward J. Boyle has been Vice President, Accounting & Finance since December 1995. Prior thereto, he was Controller of the Company. He was appointed Treasurer and Secretary in September 1996.

David J. DeCarlo, a Director of the Company since 1987, has been President, Bronze Division since November 1993. Prior thereto, he was Senior Vice President and Division Manager, Bronze.

Robert J. Kavanaugh was elected to the Board of Directors in February 1998. Mr. Kavanaugh retired in 1996 as a partner of the Pittsburgh office of Arthur Andersen LLP.

Thomas N. Kennedy, a Director of the Company since 1987, retired as an officer of the Company in December 1995. He was Senior Vice President, Chief Financial Officer and Treasurer since January 1991.

Steven F. Nicola has been Controller of the Company since December 1995. Prior thereto, he was Manager, Tax Planning and International Accounting.

John P. O'Leary, Jr., a Director of the Company since 1992, has been President and Chief Executive Officer of Tuscarora, Incorporated, a plastics manufacturer, since 1990.

Robert J. Schwartz has been President, Marking Products Division since September 1997. Mr. Schwartz joined the Company in January 1997 as Director of Sales and Marketing for the Marking Products Division. Prior thereto, he was Vice President - Sales for Northeast Distributors, Inc.

William J. Stallkamp, a Director of the Company since 1981, is a Vice Chairman of Mellon Bank Corporation in Pittsburgh, Pennsylvania and has been Chairman of Mellon PSFS in Philadelphia since January 1996. Prior thereto, he was an Executive Vice President of Mellon Bank, N.A.

John D. Turner was elected to the Board of Directors in April 1999. Mr. Turner has been Executive Vice President of The LTV Corporation and President of LTV Copperweld, a manufacturer of tubular and bimetallic wire products, since November 1999. Mr. Turner was formerly President and Chief Executive Officer of Copperweld Corporation.

Board Committees:

The Executive Committee is appointed by the Board of Directors to have and exercise during the periods between Board meetings all of the powers of the Board of Directors, except that the Executive Committee may not elect directors, change the membership of or fill vacancies in the Executive Committee, change the By-Laws of the Company or exercise any authority specifically reserved by the Board. The membership of the Executive Committee from October 1, 1998 until June 4, 1999 consisted of Messrs. Kelly, DeCarlo and Geoffrey D. Barefoot. The membership of the Committee since June 4, 1999 consisted of Messrs. Kelly and DeCarlo.

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

The principal function of the Compensation Committee, the members of which are Messrs. Stallkamp (Chairman), Kavanaugh and Kennedy, is to review periodically the suitability of the remuneration arrangements (including benefits), other than stock remuneration, for the principal officers of the Company. A subcommittee of the Compensation Committee, the Stock Compensation Committee, the members of which are Messrs. Stallkamp (Chairman) and Kavanaugh, consider and grant stock remuneration and administer the Company's 1992 Stock Incentive Plan.

ITEM 11.  EXECUTIVE COMPENSATION.
The following table sets forth the individual compensation information for the fiscal years ended September 30, 1999, 1998 and 1997 for the Company's Chief Executive Officer and the four most highly compensated executive officers.

                           SUMMARY COMPENSATION TABLE

                                          Annual                Long-Term
                                       Compensation           Compensation
                                     -----------------   -----------------------
                                                           Awards       Payouts
                                                           ------       -------       All
                                                         Securities                  Other
Name of Individual                                       Underlying       LTIP      Compen-
and Principal Position      Year      Salary     Bonus     Options      Payouts      sation
----------------------      ----     -------    -------  ----------    ---------    -------
                                                  (1)     (Shares)        (2)         (3)
David M. Kelly              1999    $329,618   $339,298    275,000     $734,737       None
Chairman of the Board and   1998     312,409    324,082     40,000      239,850       None
Chief Executive Officer     1997     290,174    290,687    190,000        None        None

David J. DeCarlo            1999     217,411    171,334    149,000      711,607     $ 1,419
Director and President,     1998     207,921    169,552      None       269,660       2,520
Bronze Division             1997     199,473    174,477    250,000        None        3,046

Edward J. Boyle             1999     143,041     89,962     78,000      187,183       3,294
Vice President,             1998     129,689     87,394     36,000       60,211       4,250
Accounting & Finance        1997     113,379     75,043     41,000        None        3,804

Robert J. Schwartz          1999     126,577     80,952     10,000       55,464         747
President, Marking          1998     118,323     75,177     32,000        None        1,038
Products Division

Robert B. Heffernan         1999     183,626      None      20,000        None       85,069
President, Graphics         1998      64,308     18,653     20,000        None          120
Imaging Group

(1)  Includes the current portion of management incentive plan and supplemental management incentive payments and for Mr. Kelly, an amount equal to his life insurance premium cost.  At his request, the Company did not provide life insurance for Mr. Kelly, but in lieu thereof paid to him annually the amount which the Company would have paid in premiums to provide coverage, considering his position and age.  Such amounts are not included in calculating other Company benefits for Mr. Kelly.  The amount paid to
     Mr. Kelly in lieu of life insurance for 1999, 1998 and 1997 was $4,100 each year.  The
     Company has adopted a management incentive plan for officers and key management personnel.  Participants in such plan are not eligible for the Company's profit distribution plan.  The incentive plan is based on improvement in divisional and Company economic value added and the attainment of established personal goals.  A portion of amounts earned are deferred by the Company and are payable with interest at a market rate over a two-year period contingent upon economic value added performance and continued employment during such period.  See Long-Term Incentive Plans - Awards in Last
  Fiscal Year table.  In addition, payments include a supplement in amounts which are sufficient to pay annual interest expense on the outstanding notes of management under the Company's Designated Employee Stock Purchase Plan and to pay medical costs which are not otherwise covered by a Company plan.

ITEM 11.  EXECUTIVE COMPENSATION, continued.

(2)  Represents payments of deferred amounts under the management incentive plan.

(3)  Includes premiums for term life insurance and educational assistance for dependent children.  Each officer of the Company is provided term life insurance coverage in an amount approximately equivalent to three times his respective salary.  Educational assistance for dependent children is provided to any officer or employee of the Company whose child meets the scholastic eligibility criteria and is attending an eligible college or university.  Amounts reported in this column include life insurance benefit costs except for Mr. Boyle and Mr. Heffernan.  Educational assistance amounts for
     Mr. Boyle in fiscal 1999, 1998 and 1997, respectively, were $2,400, $2,200 and $2,000.
     The amount reported in this column in 1999 for Mr. Heffernan represents severance benefits only.  See also note (1).


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


             Long-Term Incentive Plans - Awards in Last Fiscal Year

                                           Performance          Estimated Future
                                            or Other             Payouts Under
                         Number              Period             Non-Stock Price-
                        of Shares             Until               Based Plans
                        or Other            Maturation          ----------------
Name                     Rights             or Payout                Target
-------------          ----------          -----------          ----------------
D.M. Kelly                 -                 2 Years               $ 429,438
D.J. DeCarlo               -                 2 Years                 585,654
E.J. Boyle                 -                 2 Years                 112,322
R.J. Schwartz              -                 2 Years                 125,718
R.B. Heffernan             -                 2 Years                   None

The Company has a management incentive plan based on improvement in divisional and
Company economic value added and the attainment of established personal goals.  A portion of amounts earned are deferred by the Company and are payable with interest at a market rate over a two-year period contingent upon economic value added performance and continued employment during such period.

                     Option/SAR Grants in Last Fiscal Year

                                                                         Potential Realized
                                                                          Value at Assumed
                                                                          Annual Rates of
                                                                            Stock Price
                                                                          Appreciation for
                       Individual Grants (1)                                Option Term
-----------------------------------------------------------------      ----------------------
                               Percent
                               of Total
                 Number of     Options
                 Securities   Granted to   Exercise
                 Underlying   Employees     or Base
                   Options    in Fiscal      Price     Expiration
Name               Granted       Year      per Share      Date            5%           10%
--------------   ----------   ----------   ---------   ----------      --------      --------
D.M. Kelly         250,000       35.7%      $27.969     03/16/09     $4,397,349   $11,143,746
                    25,000        3.6        27.688     11/16/08        435,313     1,103,169
D.J. DeCarlo       126,000       18.0        27.969     03/16/09      2,216,264     5,616,448
                    23,000        3.3        27.688     11/16/08        400,488     1,014,915
E.J. Boyle          63,000        9.0        27.969     03/16/09      1,108,132     2,808,224
                    15,000        2.1        27.688     11/16/08        261,188       661,901
R.J. Schwartz       10,000        1.4        27.688     11/16/08        174,125       441,267
R.B. Heffernan      20,000        2.9        27.688     11/16/08        348,250       882,535

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

                Aggregated Option Exercises in Last Fiscal Year
                       and Fiscal Year End Option Values

                                              Number of               Value of Unexercised
                 Shares                  Securities Underlying        In-the-Money Options
                Acquired                  Unexercised Options          at Fiscal Year End
                   On        Value     --------------------------  --------------------------
Name            Exercise    Realized   Exercisable  Unexercisable  Exercisable  Unexercisable
-------------  ----------  ----------  -----------  -------------  -----------  -------------
D.M. Kelly       50,000    $1,115,625    205,000       505,000     $3,891,353    $3,338,063
D.J. DeCarlo      None        None       126,000       399,000      2,497,688     3,819,887
E.J. Boyle       63,000     1,279,250      None        155,000          None        941,482
R.J. Schwartz     None        None         None         80,000          None        620,373
R.B. Heffernan    None        None         None          None           None          None

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

The following table shows the total estimated annual retirement benefits payable at normal retirement under the above plans for the individuals named in the Summary Compensation Table at the specified executive remuneration and years of continuous service:


                                        Years of Continuous Service
     Covered               ----------------------------------------------------
   Remuneration               15         20         25         30         35
------------------         --------   --------   --------   --------   --------
     $125,000              $ 34,688   $ 46,250   $ 57,813   $ 69,375   $ 80,938
      150,000                41,625     55,500     69,375     83,250     97,125
      175,000                48,563     64,750     80,938     97,125    113,313
      200,000                55,500     74,000     92,500    111,000    129,500
      250,000                69,375     92,500    115,625    138,750    161,875
      300,000                83,250    111,000    138,750    166,500    194,250
      400,000               111,000    148,000    185,000    222,000    259,000
      500,000               138,750    185,000    231,250    277,500    323,750
      600,000               166,500    222,000    277,500    333,000    388,500
      700,000               194,250    259,000    323,750    388,500    453,250
      800,000               222,000    296,000    370,000    444,000    518,000

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

Estimated years of continuous service for each of the individuals named in the Summary Compensation Table, as of October 1, 1999 and rounded to the next higher year, are: Mr. Kelly, 5 years; Mr. DeCarlo, 15 years; Mr. Boyle,
13 years and Mr. Schwartz, 3 years.



Compensation Committee Interlocks and Insider Participation:

Thomas N. Kennedy, a former officer of the Company, is a member of the Company's Compensation Committee.



Compensation of Directors:

Pursuant to the Director Fee Plan, directors who are not also officers of the Company each receive as an annual retainer fee shares of the Company's Class A Common Stock equivalent to approximately $16,000. In addition, each such director is paid $1,000 for every meeting of the Board of Directors attended and (other than a Chairman) $500 for every committee meeting attended. The Chairman of a committee of the Board of Directors is paid $700 for every committee meeting attended. Directors may also elect to receive the common stock equivalent of meeting fees. Each director may elect to be paid these shares on a current basis or have such shares credited to a deferred stock account as phantom stock. No other remuneration is otherwise paid by the Company to any director for services as a director.

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

This information is as of November 30, 1999.

                            Number of                   Number of
                         Class A Shares              Class B Shares
    Name of               Beneficially     Percent    Beneficially     Percent
Beneficial Owner (1)        Owned (2)      of Class     Owned (2)      of Class
----------------         --------------    --------  --------------    --------
Directors and Officers:
----------------------
D.M. Kelly                   302,333 (3)      2.2%        56,000          2.3%
E.J. Boyle                    31,417 (3)      0.2         18,750          0.8
D.J. DeCarlo                 209,333 (3)      1.6        289,990         12.2
R.J. Kavanaugh                 1,000           *           None            -
T.N. Kennedy                  55,000          0.4          None            -
J.P. O'Leary, Jr.             13,450          0.1          None            -
R.J. Schwartz                 21,352 (3)      0.2          None            -
W.J. Stallkamp                 6,200           *           None            -
J.D. Turner                    None            -           None            -
All directors and
 executive officers as
 a group (10 persons)        671,528 (3)      4.9        381,940         16.0

Others:
------
D. Majestic                    None            -         302,000         12.7
T. Rowe Price
 Associates, Inc.
 100 East Pratt Street
 Baltimore, MD 21202       1,321,400         10.0          None            -
Lord, Abbett & Co.
 767 Fifth Avenue
 New York, NY 10153        1,196,925          9.0          None            -
Neuberger Berman, LLC
 605 Third Avenue
 New York, NY 10158          712,165          5.4          None            -

 *   Less than 0.1%

(1) Unless otherwise noted, the mailing address of each beneficial owner is the same as that of the Registrant.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

(2) The nature of the beneficial ownership for all shares is sole voting and investment power, except as follows:
       Mr. Stallkamp has sole voting power except for 200 Class A shares held by Mr. Stallkamp as custodian under UTMA for son.
       Shares held by T. Rowe Price Associates, Inc. ("Price Associates") are owned by various individual and institutional investors, including
         T. Rowe Price Small-Cap Stock Fund, Inc. which owns 803,000 shares, which Price Associates serves as investment advisor with power to direct investments and/or sole power to vote the shares. For purposes of the reporting requirements of the Securities Exchange Act of 1934, Price Associates is deemed to be a beneficial owner of such shares; however, Price Associates expressly disclaims that it is, in fact, the beneficial owner of such shares. Price Associates has sole dispositive power for 1,321,400 shares and sole voting power for 404,200 shares.
       Lord, Abbett & Co. is an investment advisor for various accounts and, as such, disclaims beneficial ownership of shares.
       Neuberger Berman, L.L.C. ("Neuberger"), as a registered investment advisor, may have discretionary authority to dispose of or vote shares that are under its management. As a result, Neuberger may be deemed to have beneficial ownership of such shares. Neuberger does not, however, have any economic interest in the shares. Its clients are the actual owners of the shares and have the sole right to receive and the power to direct the receipt of dividends from or proceeds from the sale of such shares. Of the shares set forth in the table, Neuberger had shared dispositive power with respect to 712,165 shares, sole voting power with respect to 362,365 shares and shared voting power on 349,800 shares. With regard to the shared voting power, Neuberger Berman Management, Inc. and Neuberger Berman Funds are deemed to be beneficial owners for purpose of Rule 13(d) since they have shared power to make decisions whether to retain or dispose of the shares. Neuberger is the sub-advisor to the above referenced Funds.
(3) Includes options exercisable within 60 days of November 30, 1999 as follows: Mr. Kelly, 268,333 shares; Mr. Boyle, 13,667 shares;
     Mr. DeCarlo, 209,333 shares; Mr. Schwartz, 10,000 shares; and all directors and officers as a group, 524,333 shares.

(c)  Changes in Control:

The Company knows of no arrangement which may, at a subsequent date, result in a change in control of the Company.



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Securities and Exchange Commission requires disclosure of certain business transactions or relationships between the Company, or its subsidiaries, and other organizations with which any of the Company's directors are affiliated as an owner, partner, director, officer or employee. Briefly, disclosure is required where such a business transaction or relationship meets the standards of significance established by the Securities and Exchange Commission with respect to the types and amounts of business transacted. The Company is aware of no significant transaction requiring disclosure pursuant to this item during the past fiscal year.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) 1.  Financial Statements:

The following items are included in Part II, Item 8:

                                                                          Pages
                                                                          -----
Report of Independent Accountants                                           27

Consolidated Balance Sheet                                                28-29

Consolidated Statement of Income                                            30

Consolidated Statement of Shareholders' Equity                              31

Consolidated Statement of Cash Flows                                        32

Notes to Consolidated Financial Statements                                33-51

Supplementary Financial Information                                         52


2.  Financial Statement Schedules:

Financial statement schedules have been omitted for the reason that the information is not required or is otherwise given in the consolidated financial statements and notes thereto.


3.  Exhibits Filed:

The index to exhibits is on pages 66-68.



(b)  Reports on Form 8-K:

A Form 8-K Current Report, dated July 22, 1999, was filed by the Company reporting under "Item 5 - Other Events" that the Board of Directors approved the addition of new Section 2.09 to Article II of the By-laws of the Company. The new section of the By-laws requires that any shareholder of the Company intending to present a proposal for action by the shareholders at an annual meeting must give written notice of the proposal, containing specified information, to the Secretary of the Company not later than the notice deadline established under the new section of the By-laws.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 20, 1999.


                                          MATTHEWS INTERNATIONAL CORPORATION
                                          ----------------------------------
                                                     (Registrant)


                                      By            David M. Kelly
                                         -------------------------------------
                                         David M. Kelly, Chairman of the Board,
                                         President and Chief Executive Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on December 20, 1999:



David M. Kelly                            Edward J. Boyle
------------------------------------      ------------------------------------
David M. Kelly                            Edward J. Boyle
Chairman of the Board, President          Vice President, Accounting & Finance,
and Chief Executive Officer               Treasurer and Secretary (Principal
(Principal Executive Officer)             Financial and Accounting Officer)



David J. DeCarlo                          John P. O'Leary, Jr.
------------------------------------      ------------------------------------
David J. DeCarlo, Director                John P. O'Leary, Jr., Director



Robert J. Kavanaugh                       William J. Stallkamp
------------------------------------      ------------------------------------
Robert J. Kavanaugh, Director             William J. Stallkamp, Director



Thomas N. Kennedy                         John D. Turner
------------------------------------      ------------------------------------
Thomas N. Kennedy, Director               John D. Turner, Director

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


Exhibit                                             Prior Filing or Sequential
  No.     Description                               Page Numbers Herein
-------   -----------                               --------------------------

  3.1     Restated Articles of Incorporation *      Exhibit Number 3.1 to Form
                                                    10-K for the year ended
                                                    September 30, 1994

  3.2     Restated By-laws *                        Exhibit Number 3.1 to Form
                                                    8-K dated July 22, 1999

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

 10.5 a   1992 Stock Incentive Plan (as             Exhibit A to Definitive
          amended through December 23, 1998) *      Proxy Statement filed on
                                                    January 20, 1999

 10.6 a   Form of Stock Option Agreement *          Exhibit Number 10.1 to Form
                                                    10-Q for the quarter ended
                                                    December 31, 1994

 10.7 a   1994 Director Fee Plan (as                Filed Herewith
          amended through April 22, 1999)

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

 10.16    O.N.E. Color Communications, L.L.C.,      Exhibit Number 10.2 to Form
          Operating Agreement *                     10-Q for the quarter ended
                                                    June 30, 1998

 10.17    Stock Purchase Agreement, S+T             Exhibit Number 10.17 to
          Gesellschaft fur Reprotechnik mbH *       Form 10-K for the year
                                                    ended September 30, 1998

 10.18    Asset Purchase Agreement, Gibraltar       Exhibit Number 10.18 to
          Mausoleum Construction Company, Inc. *    Form 10-K for the year
                                                    ended September 30, 1998

 10.19    Caggiati S.p.A. Asset Purchase            Exhibit Number 10.1 to
          Agreement *                               Form 10-Q for the quarter
                                                    ended June 30, 1999

 10.20    Loan Agreement, Caggiati S.p.A.           Filed Herewith

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