Form 10-Q
period 1999-12-31
MATTHEWS INTERNATIONAL CORP
filed 2000-02-14
CIK 63296

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  Form 10-Q


[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934


For The Quarterly Period Ended December 31, 1999

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

     Class of Common Stock                  Outstanding at January 31, 2000

   Class A - $1.00 par value                       13,270,748 shares
   Class B - $1.00 par value                        2,302,837 shares

                            PART I - FINANCIAL INFORMATION
                 MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                                              December 31, 1999         September 30, 1999
                                                              -----------------         ------------------
ASSETS
Current assets:
Cash and cash equivalents                                          $ 28,900,741               $ 31,531,686
Short-term investments                                                3,211,512                    147,114
Accounts receivable                                                  42,954,034                 45,949,743
Inventories:  Materials and finished goods            $ 15,180,949               $ 14,883,879
              Labor and overhead in process              1,408,261                  1,212,485
              Supplies                                     293,951                    304,113
                                                        ----------                 ----------
                                                                     16,883,161                 16,400,477
Other current assets                                                  2,633,658                  2,862,341
                                                                     ----------                 ----------
   Total current assets                                              94,583,106                 96,891,361
Investments                                                          13,966,983                 11,312,730
Property, plant and equipment:  Cost                    91,795,180                 89,777,983
 Less accumulated depreciation                         (41,283,330)               (39,107,236)
                                                        ----------                 ----------
                                                                     50,511,850                 50,670,747
Deferred income taxes and other assets                               13,714,519                 13,639,723
Goodwill, net of accumulated amortization                            51,168,709                 53,163,011
                                                                    -----------                -----------
Total assets                                                       $223,945,167               $225,677,572
                                                                    ===========                ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Long-term debt, current maturities                                    7,081,895                  7,604,443
Accounts payable                                                     10,777,576                  9,798,531
Accrued compensation                                                 12,576,334                 18,127,646
Accrued income taxes                                                  4,482,063                    818,324
Customer prepayments                                                  6,719,061                  6,825,149
Other current liabilities                                            17,625,520                 19,117,031
                                                                     ----------                 ----------
  Total current liabilities                                          59,262,449                 62,291,124
Long-term debt                                                       12,447,946                 14,144,038
Estimated finishing costs                                             4,117,961                  4,059,837
Postretirement benefits                                              19,410,924                 19,513,936
Other liabilities                                                    10,601,862                 11,046,706

Shareholders' equity:
 Common stock                                           18,166,996                 18,166,996
 Retained earnings                                     157,444,860                152,098,622
 Accumulated other comprehensive income (loss)          (4,472,560)                (3,970,000)
 Notes receivable                                          (36,385)                   (54,800)
 Treasury stock, at cost                               (52,998,886)               (51,618,887)
                                                       -----------                -----------
                                                                    118,104,025                114,621,931
                                                                    -----------                -----------
Total liabilities and shareholders' equity                         $223,945,167               $225,677,572
                                                                    ===========                ===========

                 MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                                                        Three Months Ended
                                                           December 31,
                                                    --------------------------
                                                       1999            1998
                                                       ----            ----
Sales                                             $ 63,539,741    $ 56,441,488

Cost of goods sold                                  35,515,866      32,982,990
                                                    ----------      ----------

Gross profit                                        28,023,875      23,458,498

Selling and administrative expenses                 17,638,148      14,759,243
                                                    ----------      ----------

Operating profit                                    10,385,727       8,699,255


Investment income                                      455,677         438,593

Interest expense                                      (408,269)       (122,570)

Other income (deductions), net                         (20,214)        (31,976)

Minority interest                                     (408,107)        (43,846)
                                                    ----------      ----------

Income before income taxes                          10,004,814       8,939,456

Income taxes                                         3,921,537       3,524,337
                                                    ----------      ----------

Net income                                        $  6,083,277    $  5,415,119
                                                    ==========      ==========

Earnings per share:
  Basic                                                 $  .39          $  .34
                                                         =====           =====
  Diluted                                               $  .38          $  .33
                                                         =====           =====

Dividends per share                                     $.0475          $ .045
                                                         =====           =====

                 MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                               Three Months Ended
                                                                  December 31,
                                                           --------------------------
                                                              1999            1998
                                                              ----            ----
Cash flows from operating activities:
 Net income                                               $ 6,083,277     $ 5,415,119
 Adjustments to reconcile net income to net cash
   provided by operating activities:
  Depreciation and amortization                             3,097,754       2,283,021
  Change in deferred taxes                                     14,737        (123,337)
  Changes in working capital items                            213,923      (2,906,207)
  Increase in other assets                                    (57,769)        (64,766)
  Increase in estimated finishing costs                        58,124         203,719
  Increase (decrease) in other liabilities                   (444,844)        173,166
  Decrease in postretirement benefits                        (103,012)       (124,701)
  Loss on sale of property, plant and equipment                18,400           2,280
  Net loss on investments                                       9,672          15,087
  Effect of exchange rate changes on operations               853,476         (58,981)
                                                           ----------      ----------
    Net cash provided by operating activities               9,743,738       4,814,400
                                                           ----------      ----------
Cash flows from investing activities:
 Capital expenditures                                      (2,361,859)     (3,782,093)
 Proceeds from sales of property, plant and equipment             654           1,000
 Acquisitions, net of cash acquired                              -               -
 Investments                                               (6,177,991)       (193,906)
 Proceeds from disposition of investments                        -          2,210,471
 Collections on loans to officers and employees                18,415         106,301
                                                           ----------      ----------
    Net cash used in investing activities                  (8,520,781)     (1,658,227)
                                                           ----------      ----------
Cash flows from financing activities:
 Proceeds from long-term debt                                 177,143         470,000
 Payments on long-term debt                                (1,444,080)       (195,025)
 Proceeds from the sale of treasury stock                       4,683         188,750
 Purchases of treasury stock                               (1,381,224)     (1,329,730)
 Dividends                                                   (740,497)       (718,980)
                                                           ----------      ----------
    Net cash used in financing activities                  (3,383,975)     (1,584,985)
                                                           ----------      ----------
Effect of exchange rate changes on cash                      (469,927)        (45,189)
                                                           ----------      ----------

Net increase (decrease) in cash and cash equivalents      $(2,630,945)    $ 1,525,999
                                                           ==========      ==========


             MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             DECEMBER 31, 1999


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

The Company has manufacturing and marketing facilities in the United States, Australia, Canada, Germany, Italy and Sweden.



Note 2.  Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information for commercial and industrial companies and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three-month period ended December 31, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1999.

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

             MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                             DECEMBER 31, 1999


Note 3.  Income Taxes

The income tax provision for the period is based on the effective tax rate expected to be applicable for the full year. The difference between the estimated effective tax rate of 39.2% and the Federal statutory rate of 35% primarily reflects the impact of state income taxes.



Note 4.  Earnings Per Share
                                                 For the Three Months Ended
                                                        December 31,
                                                 --------------------------
                                                    1999            1998
                                                    ----            ----

Net income                                      $ 6,083,277     $ 5,415,119
                                                 ==========      ==========
Weighted average common
  shares outstanding                             15,631,086      15,998,525

Dilutive securities,
  primarily stock options                           370,375         431,561
                                                 ----------      ----------
Diluted weighted average
  common shares outstanding                      16,001,461      16,430,086
                                                 ==========      ==========

Basic earnings per share                              $ .39           $ .34
                                                       ====            ====

Diluted earnings per share                            $ .38           $ .33
                                                       ====            ====



Note 5.  Segment Information

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

Information about the Company's segments follows:

             MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                             DECEMBER 31, 1999


Note 5.  Segment Information, continued
                                                  For the Three Months Ended
                                                         December 31,
                                                  --------------------------
                                                     1999            1998
                                                     ----            ----
Sales to external customers:
  Graphics Imaging                               $22,552,382     $19,579,363
  Marking Products                                 8,232,376       7,805,677
  Bronze                                          32,754,983      29,056,448
                                                  ----------      ----------
                                                 $63,539,741     $56,441,488
                                                  ==========      ==========
Operating profit:
  Graphics Imaging                               $ 1,763,551     $ 1,032,478
  Marking Products                                 1,611,835       1,229,609
  Bronze                                           7,010,341       6,437,168
                                                  ----------      ----------
                                                 $10,385,727     $ 8,699,255
                                                  ==========      ==========


Note 6.  Comprehensive Income

Comprehensive income consists of net income adjusted for changes in cumulative foreign currency translation, unrealized investment gains and losses and minimum pension liability. Comprehensive income for the three months ended December 31, 1999 and 1998 were $5,580,717 and $5,266,156, respectively.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Cautionary Statement:

The following discussion should be read in conjunction with the consolidated financial statements and footnotes thereto included in this Quarterly Report on Form 10-Q and the Company's Annual Report on Form 10-K for the year ended September 30, 1999. Any forward-looking statements contained herein are included pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks and uncertainties that may cause the Company's actual results in future periods to be materially different from management's expectations. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove correct. Factors that could cause the Company's results to differ materially from the results discussed in such forward-looking statements principally include changes in domestic or international economic conditions, changes in product demand or pricing as a result of consolidation in the industries in which the Company operates, changes in product demand or pricing as a result of competitive pressures, and technological factors beyond the Company's control.


Results of Operations

The following table sets forth certain income statement data of the Company expressed as a percentage of net sales for the periods indicated.

                               Three months ended         Years ended
                                  December 31,           September 30,
                               ------------------    --------------------
                                  1999    1998       1999    1998    1997
                                  ----    ----       ----    ----    ----
Sales                            100.0%  100.0%     100.0%  100.0%  100.0%
Gross profit                      44.1    41.6       43.1    44.0    44.1
Operating profit                  16.3    15.4       17.1    17.0    16.3
Income before income taxes        15.7    15.8       17.2    17.5    17.1
Net income                         9.6     9.6       10.5    10.6    10.4

Sales for the three months ended December 31, 1999 were $63.5 million and were $7.1 million, or 12.6%, higher than sales of $56.4 million for the quarter ended December 31, 1998. The sales increase for the first three months of fiscal 2000 reflected higher sales in all three of the Company's business segments. Sales for the Bronze segment increased $3.7 million, or 13%, over the fiscal 1999 first quarter resulting primarily from the Company's acquisition of Caggiati S.p.A. in June 1999. Sales for the Graphics Imaging segment were up $3.0 million, or 15%, from the same period a year ago principally reflecting the Company's acquisition of a 50% interest in S+T
GmbH & Co. KG ("S+T GmbH") in September 1998. S+T GmbH was recorded under the equity method of accounting until March 31, 1999. The consolidated financial statements of Matthews included the accounts of S+T GmbH effective April 1, 1999 as a result of a change in control. The sales increase of the Graphics Imaging segment for the fiscal 2000 first quarter also reflected higher sales for the Company's 50%-owned subsidiary, Tukaiz Communications, L.L.C. ("Tukaiz"). The sales increase for Tukaiz primarily resulted from the installation of a commercial printing operation in January 1999.

Marking Products segment sales for the three months ended December 31, 1999 increased $400,000, or 5%, from the same period a year ago. The higher level of sales for the fiscal 2000 first quarter resulted principally from an increase in sales in North America of ink-jet equipment and related products.

Gross profit for the three months ended December 31, 1999 was $28.0 million, or 44.1% of sales, compared to $23.5 million, or 41.6% of sales, for the first three months of fiscal 1999. The increase in consolidated gross profit of $4.5 million, or 19.5%, reflected higher gross profit levels in all three of the Company's business segments. Increases in gross profit in the Bronze and Graphics Imaging segments resulted from higher sales. Marking Products gross profit also improved over the fiscal 1999 first quarter reflecting higher sales and a change in product mix. Consolidated gross profit as a percent of sales for the quarter ended December 31, 1999 increased to 44.1%, compared to 41.6% for the same period a year ago, reflecting an improved product mix in both the Bronze and Marking Products segments. Bronze segment sales for the fiscal 2000 first quarter reflected a higher level of memorialization products as a result of the acquisition of Caggiati S.p.A.

Selling and administrative expenses for the three months ended December 31, 1999 were $17.6 million, representing an increase of $2.8 million, or 19.5%, over $14.8 million for the fiscal 1999 first quarter. The increase in selling and administrative expenses over the prior period principally resulted from the acquisitions of Caggiati S.p.A. and S+T GmbH combined with other increases in selling and administrative costs within the Bronze segment. Consolidated selling and administrative expense as a percent of sales was 27.8% for the first quarter of fiscal 2000 compared to 26.1% for the same quarter last year.

Operating profit for the three months ended December 31, 1999 was $10.4 million and was $1.7 million, or 19.4%, higher than operating profit of $8.7 million for the first three months of fiscal 1999. Graphics Imaging operating profit for the fiscal 2000 first quarter was $700,000, or 70.8%, higher than the same quarter last year reflecting higher sales and lower selling and administrative costs as a percent of sales. The first quarter results for the current year were favorably impacted by the Company's investment in S+T GmbH. The increase in operating profit for the Graphics Imaging segment also reflected an improvement in the operating results of Tukaiz, which resulted from higher sales. Operating profit for the Bronze segment increased $600,000, or 8.9%, over the same period a year ago resulting primarily from the Company's acquisition of Caggiati S.p.A. in June 1999. Operating profit for the Marking Products segment increased $400,000, or 31.1%, for the quarter primarily reflecting higher sales in North America of ink-jet equipment and related products.

Investment income for the first quarter of fiscal 2000 was $456,000 compared to $439,000 for the first three months of fiscal 1999. Interest expense for the three months ended December 31, 1999 was $408,000, compared to $123,000 for the first quarter of fiscal 1999. The increase in interest expense compared to the same period last year principally related to fiscal 1999 borrowings by Tukaiz and new borrowings and assumed debt in connection with the acquisition of Caggiati in June 1999.

Other income (deductions), net, for the three months ended December 31, 1999 represented a reduction to pre-tax income of $20,000 compared to a reduction of $32,000 for the first three months of fiscal 1999. Minority interest for the fiscal 2000 first quarter was $408,000 compared to $44,000 for the same period a year ago. The higher minority interest deduction over the fiscal 1999 first quarter resulted from the Company's acquisition of S+T GmbH and an improvement in the operating results of Tukaiz.

The Company's effective tax rate for the first quarter of fiscal 2000 was 39.2%, compared to 39.4% for the year ended September 30, 1999. The difference between the Company's effective tax rate and the Federal statutory rate of 35% primarily reflects the impact of state income taxes.


Liquidity and Capital Resources

Net cash provided by operating activities was $9.7 million for the three months ended December 31, 1999, compared to $4.8 million for the quarter ended December 31, 1998. Operating cash flow for both periods primarily reflected net income adjusted for depreciation and amortization (non-cash expenses) and the payment of year-end compensation and profit distribution accruals. Operating cash flow for the fiscal 2000 first quarter was favorably impacted by a reduction in trade accounts receivable from September 30, 1999.

Cash used in investing activities was approximately $8.5 million for the three months ended December 31, 1999 compared to $1.7 million for the same period a year ago. Investing activities for the fiscal 2000 first quarter primarily reflected capital expenditures of $2.4 million and the purchase of investment securities of $6.2 million. Capital expenditures for the quarter ended December 31, 1999 were lower than the fiscal 1999 first quarter principally reflecting the investment last year in a commercial printing operation at Tukaiz. Investment securities were purchased in the fiscal 2000 first quarter to obtain a better rate of return on the Company's excess cash. Investing activities for the first three months of fiscal 1999 principally included capital expenditures of $3.8 million, which were partially offset by proceeds of $2.2 million from the disposition of investment securities. Capital spending for property, plant and equipment has averaged $8.9 million for the last three fiscal years. The capital budget of the Company for fiscal 2000 is $11.7 million. The Company expects to generate sufficient cash from operations to fund all anticipated capital spending projects.

Cash used in financing activities for the three months ended December 31, 1999 was $3.4 million, consisting principally of net treasury stock purchases of $1.4 million, repayments of $1.4 million on long-term debt of Caggiati S.p.A. and Tukaiz, and the Company's quarterly dividend of $.0475 per share. Cash used in financing activities for the three months ended December 31, 1998 was $1.6 million consisting principally of net treasury stock purchases of $1.1 million and the Company's quarterly dividend of $.045 per share. Financing activities in the fiscal 1999 first quarter also included proceeds of $470,000 from borrowings by Tukaiz Communications, L.L.C. under its line of credit. The Company had available lines of credit with U.S. and Canadian banks, net of outstanding borrowings, of approximately $11 million at December 31, 1999.

At December 31, 1999 and September 30, 1999 and 1998, the Company's current ratio was 1.6, 1.6 and 1.7, respectively. The Company had cash and cash equivalents at December 31, 1999 and September 30, 1999 of $28.9 million and $31.5 million, respectively. Net working capital at December 31, 1999 was $35.3 million. The Company believes that its current liquidity sources, combined with its operating cash flow and additional borrowing capacity, will be sufficient to meet its capital needs for the next 12 months.


Year 2000 Issue

The Company has assessed the impact of the Year 2000 issue on its operations and information systems. Costs incurred to date for this assessment and for systems modifications required to address any Year 2000 issues have not been material. The Company's significant operating and information systems are substantially Year 2000 compliant and, as such, the Year 2000 issue did not have a material impact on the consolidated financial position, results of operations or cash flows of the Company.

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




                                     MATTHEWS INTERNATIONAL CORPORATION
                                                (Registrant)




Date    2/9/00                                   D.M. Kelly
     ------------                 -----------------------------------------
                                      D.M. Kelly, Chairman of the Board,
                                    President and Chief Executive Officer




Date    2/9/00                                   E.J. Boyle
     ------------                 -----------------------------------------
                                  E. J. Boyle, Vice President, Accounting &
                                       Finance, Treasurer and Secretary