Form 10-Q
period 2000-03-31
MATTHEWS INTERNATIONAL CORP
filed 2000-05-10
CIK 63296

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  Form 10-Q


[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934


For The Quarterly Period Ended March 31, 2000

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

     Class of Common Stock                  Outstanding at April 30, 2000

   Class A - $1.00 par value                      13,258,019 shares
   Class B - $1.00 par value                       2,196,612 shares

                            PART I - FINANCIAL INFORMATION
                 MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                                                 March 31, 2000         September 30, 1999
                                                                 --------------         ------------------
ASSETS
Current assets:
Cash and cash equivalents                                          $ 20,246,750               $ 31,531,686
Short-term investments                                                1,259,363                    147,114
Accounts receivable                                                  45,427,914                 45,949,743
Inventories:  Materials and finished goods            $ 15,495,498               $ 14,883,879
              Labor and overhead in process              1,472,521                  1,212,485
              Supplies                                     324,810                    304,113
                                                        ----------                 ----------
                                                                     17,292,829                 16,400,477
Other current assets                                                  2,823,495                  2,862,341
                                                                     ----------                 ----------
   Total current assets                                              87,050,351                 96,891,361
Investments                                                          14,451,169                 11,312,730
Property, plant and equipment:  Cost                    92,953,253                 89,777,983
 Less accumulated depreciation                         (43,162,018)               (39,107,236)
                                                        ----------                 ----------
                                                                     49,791,235                 50,670,747
Deferred income taxes and other assets                               13,836,076                 13,639,723
Goodwill, net of accumulated amortization                            49,447,773                 53,163,011
                                                                    -----------                -----------
Total assets                                                       $214,576,604               $225,677,572
                                                                    ===========                ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Long-term debt, current maturities                                    4,550,721                  7,604,443
Accounts payable                                                     10,679,721                  9,798,531
Accrued compensation                                                 13,291,026                 18,127,646
Accrued income taxes                                                  3,153,479                    818,324
Customer prepayments                                                  5,909,981                  6,825,149
Other current liabilities                                            10,066,231                 19,117,031
                                                                     ----------                 ----------
  Total current liabilities                                          47,651,159                 62,291,124
Long-term debt                                                       12,334,614                 14,144,038
Estimated finishing costs                                             4,197,811                  4,059,837
Postretirement benefits                                              19,199,249                 19,513,936
Other liabilities                                                    11,605,256                 11,046,706

Shareholders' equity:
 Common stock                                           18,166,996                 18,166,996
 Retained earnings                                     163,759,282                152,098,622
 Accumulated other comprehensive income (loss)          (6,494,752)                (3,970,000)
 Notes receivable                                          (23,009)                   (54,800)
 Treasury stock, at cost                               (55,820,002)               (51,618,887)
                                                       -----------                -----------
                                                                    119,588,515                114,621,931
                                                                    -----------                -----------
Total liabilities and shareholders' equity                         $214,576,604               $225,677,572
                                                                    ===========                ===========

                 MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                                 Three Months Ended               Six Months Ended
                                      March 31,                       March 31,
                              -------------------------      --------------------------
                                 2000           1999             2000           1999
                                 ----           ----             ----           ----

Sales                       $ 65,979,186   $ 58,588,219     $129,518,927   $115,029,707

Cost of sales                 35,338,443     33,430,573       70,854,309     66,413,563
                              ----------     ----------      -----------    -----------

Gross profit                  30,640,743     25,157,646       58,664,618     48,616,144

Selling and
  administrative expenses     18,132,137     14,597,770       35,770,285     29,357,013
                              ----------     ----------      -----------    -----------

Operating profit              12,508,606     10,559,876       22,894,333     19,259,131


Investment income                373,310        349,206          828,987        787,799

Interest expense                (411,378)      (113,312)        (819,647)      (235,882)

Other income
  (deductions), net              (13,750)       (22,038)         (33,964)       (54,014)

Minority interest               (741,753)      (179,342)      (1,149,860)      (223,188)
                              ----------     ----------      -----------    -----------

Income before income taxes    11,715,035     10,594,390       21,719,849     19,533,846

Income taxes                   4,600,509      4,169,192        8,522,046      7,693,529
                              ----------     ----------      -----------    -----------

Net income                   $ 7,114,526   $  6,425,198     $ 13,197,803   $ 11,840,317
                              ==========     ==========      ===========    ===========



Basic earnings per share        $  .46         $  .40           $  .85         $  .74
                                 =====          =====            =====          =====

Diluted earnings per share      $  .45         $  .39           $  .83         $  .72
                                 =====          =====            =====          =====

Dividends per share             $.0475         $ .045           $ .095         $  .09
                                 =====          =====            =====          =====


                 MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                Six Months Ended
                                                                    March 31,
                                                           --------------------------
                                                              2000            1999
                                                              ----            ----
Cash flows from operating activities:
 Net income                                              $ 13,197,803    $ 11,840,317
 Adjustments to reconcile net income to net cash
   provided by operating activities:
  Depreciation and amortization                             6,230,786       4,655,925
  Change in deferred taxes                                      5,326        (360,601)
  Changes in working capital items                         (5,783,499)    (10,431,578)
  Increase in other assets                                   (218,074)       (329,420)
  Increase in estimated finishing costs                       137,974         466,276
  Increase in other liabilities                               558,550         316,633
  Decrease in postretirement benefits                        (314,687)       (321,902)
  Loss on sale of property, plant and equipment                30,538          29,314
  Net loss on investments                                      74,481          67,642
  Effect of exchange rate changes on operations              (995,297)        (74,328)
                                                           ----------      ----------
    Net cash provided by operating activities              12,923,901       5,858,278
                                                           ----------      ----------
Cash flows from investing activities:
 Capital expenditures                                      (4,262,901)     (8,309,113)
 Proceeds from sales of property, plant and equipment          16,360         132,108
 Acquisitions, net of cash acquired                        (5,798,892)       (730,368)
 Purchases of investment securities                        (6,486,565)       (372,347)
 Proceeds from disposition of investment securities         2,012,386       4,218,890
 Collections on loans to officers and employees                31,791         164,675
                                                           ----------      ----------
    Net cash used in investing activities                 (14,487,821)     (4,896,155)
                                                           ----------      ----------
Cash flows from financing activities:
 Proceeds from long-term debt                                   -           3,021,117
 Payments on long-term debt                                (3,259,626)       (393,268)
 Proceeds from the sale of treasury stock                      95,921         188,750
 Purchases of treasury stock                               (4,358,737)     (4,638,561)
 Dividends                                                 (1,475,442)     (1,432,400)
                                                           ----------      ----------
    Net cash used in financing activities                  (8,997,884)     (3,254,362)
                                                           ----------      ----------
Effect of exchange rate changes on cash                      (723,132)        (55,893)
                                                           ----------      ----------

Net decrease in cash and cash equivalents                $(11,284,936)   $ (2,348,132)
                                                           ==========      ==========


             MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               MARCH 31, 2000


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

The Company has manufacturing and marketing facilities in the United States, Australia, Canada, Germany, Italy and Sweden.



Note 2.  Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information for commercial and industrial companies and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three-month and six-month periods ended March 31, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1999.

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

             MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                               MARCH 31, 2000


Note 3.  Income Taxes

The income tax provision for the period is based on the effective tax rate expected to be applicable for the full year. The difference between the estimated effective tax rate of 39.2% and the Federal statutory rate of 35% primarily reflects the impact of state income taxes.



Note 4.  Earnings Per Share

                               Three Months Ended              Six Months Ended
                                    March 31,                      March 31,
                            -------------------------     --------------------------
                               2000           1999            2000           1999
                               ----           ----            ----           ----
Net income                 $ 7,114,526    $ 6,425,198     $13,197,803    $11,840,317
                            ==========     ==========      ==========     ==========

Weighted average common
 shares outstanding         15,536,606     15,931,434      15,583,051     15,962,162

Dilutive securities,
 primarily stock options       310,786        431,858         341,048        433,134
                            ----------     ----------      ----------     ----------
Diluted weighted average
 common shares outstanding  15,847,392     16,363,292      15,924,099     16,395,296
                            ==========     ==========      ==========     ==========


Basic earnings per share         $ .46          $ .40           $ .85          $ .74
                                  ====           ====            ====           ====

Diluted earnings per share       $ .45            .39           $ .83          $ .72
                                  ====           ====            ====           ====



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

             MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                               MARCH 31, 2000


Note 5.  Segment Information, continued

Information about the Company's segments follows:

                               Three Months Ended              Six Months Ended
                                    March 31,                      March 31,
                            -------------------------     --------------------------
                               2000           1999            2000           1999
                               ----           ----            ----           ----
Sales to external customers:
  Graphics Imaging        $ 22,320,204   $ 20,641,615    $ 44,872,586   $ 40,220,978
  Marking Products           8,353,266      7,357,717      16,585,642     15,163,394
  Bronze                    35,305,716     30,588,887      68,060,699     59,645,335
                           -----------    -----------     -----------    -----------
                          $ 65,979,186   $ 58,588,219    $129,518,927   $115,029,707
                           ===========    ===========     ===========    ===========
Operating profit:
  Graphics Imaging        $  2,536,250   $  1,891,647    $  4,299,801   $  2,924,125
  Marking Products           1,266,224        692,387       2,878,059      1,921,996
  Bronze                     8,706,132      7,975,842      15,716,473     14,413,010
                           -----------    -----------     -----------    -----------
                          $ 12,508,606   $ 10,559,876    $ 22,894,333   $ 19,259,131
                           ===========    ===========     ===========    ===========


Note 6.  Comprehensive Income

Comprehensive income consists of net income adjusted for changes, net of tax, in cumulative foreign currency translation, unrealized investment gains and losses and minimum pension liability. Comprehensive income for the three-month and six-month periods ended March 31, 2000 were $5,092,334 and $10,673,051, respectively, and $6,391,138 and $11,657,294, respectively, for the three-month and six-month periods ended March 31, 1999.

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


Results of Operations

The following table sets forth certain income statement data of the Company expressed as a percentage of net sales for the periods indicated.

                                Six months ended          Years ended
                                    March 31,            September 30,
                               ------------------    --------------------
                                  2000    1999       1999    1998    1997
                                  ----    ----       ----    ----    ----
Sales                            100.0%  100.0%     100.0%  100.0%  100.0%
Gross profit                      45.3    42.3       43.1    44.0    44.1
Operating profit                  17.7    16.7       17.1    17.0    16.3
Income before income taxes        16.8    17.0       17.2    17.5    17.1
Net income                        10.2    10.3       10.5    10.6    10.4


Sales for the six months ended March 31, 2000 were $129.5 million and were $14.5 million, or 12.6%, higher than sales of $115.0 million for the six months ended March 31, 1999. All three of the Company's business segments reported higher sales for the first six months of fiscal 2000. Bronze segment sales increased $8.4 million, or 14%, over the first half of fiscal 1999 primarily reflecting the Company's acquisition of Caggiati S.p.A. in June 1999. Sales for the Graphics Imaging segment were $4.7 million, or 12%, higher than the same period a year ago principally resulting from the Company's acquisition of a 50% interest in S+T GmbH & Co. KG ("S+T GmbH") in September 1998. S+T GmbH was recorded under the equity method of accounting until March 31, 1999. The consolidated financial statements of Matthews included the accounts of S+T GmbH effective April 1, 1999 as a result of a change in control. The sales increase of the Graphics Imaging segment for the current period also reflected higher sales for Tukaiz Communications, L.L.C. ("Tukaiz"). The sales increase for Tukaiz, a 50%-owned subsidiary of Matthews, primarily resulted from the installation of a commercial printing operation in fiscal 1999.

Marking Products segment sales for the six months ended March 31, 2000 increased $1.4 million, or 9%, from the same period a year ago. The higher level of sales for the first six months of fiscal 2000 resulted principally from an increase in sales volume in North America of ink-jet equipment and related products, reflecting the favorable impact of the segment's new product development efforts.

Gross profit for the six months ended March 31, 2000 was $58.7 million, or 45.3% of sales, compared to $48.6 million, or 42.3% of sales, for the first six months of fiscal 1999. The higher level of consolidated gross profit reflected growth in all three of the Company's business segments. Increased gross profit in the Bronze and Graphics Imaging segments resulted from higher sales in connection with the Company's recent acquisitions. Marking Products gross profit also improved over the first half of fiscal 1999 reflecting an increase in sales volume and a change in product mix. Consolidated gross profit as a percent of sales for the six months ended March 31, 2000 increased to 45.3%, compared to 42.3% for the same period a year ago, reflecting an improved product mix in both the Bronze and Marking Products segments. Bronze segment sales for the first six months of fiscal 2000 reflected a higher level of memorialization products as a result of the acquisition of Caggiati S.p.A.

Selling and administrative expenses for the six months ended March 31, 2000 were $35.8 million, representing an increase of $6.4 million, or 21.8%, over the first six months of fiscal 1999. The increase in selling and administrative expenses over the prior period principally resulted from the acquisitions of Caggiati S.p.A. and S+T GmbH combined with other increases in selling and administrative costs within the Bronze segment and Tukaiz. Consolidated selling and administrative expenses as a percent of sales was 27.6% for the first six months of fiscal 2000 compared to 25.6% for the same period a year ago.

Operating profit for the six months ended March 31, 2000 was $22.9 million and was $3.6 million, or 18.9%, higher than operating profit of $19.3 million for the first six months of fiscal 2000. Graphics Imaging operating profit for the first half of fiscal 2000 was $1.4 million, or 47%, higher than the same period last year reflecting higher sales, improved gross margins and lower selling and administrative costs as a percent of sales. The segment's results for the current period were favorably impacted by the Company's investment in S+T GmbH and an improvement in the operating results of Tukaiz. Operating profit for the Bronze segment for the first six months of fiscal 2000 was $1.3 million, or 9%, higher than the same period a year ago. Caggiati S.p.A., which was acquired by the Company in June 1999, contributed significantly to the segment's improved operating results for the first half of fiscal 2000. Operating profit for the Marking Products segment for the six months ended March 31, 2000 increased $956,000, or 50%, over the same period a year ago. Higher sales in North America of ink-jet equipment and related products as a result of the segment's new product development efforts and a better product mix were significant factors in the operating profit growth.

Investment income for the first six months of fiscal 2000 was $829,000 compared to $788,000 for the first half of fiscal 1999, reflecting a higher average investment balance for the current period (see "Liquidity and Capital Resources"). Interest expense for the six months ended March 31, 2000 was $820,000, compared to $236,000 for the first six months of fiscal 1999. The increase in interest expense compared to the same period last year principally related to fiscal 1999 borrowings by Tukaiz and new borrowings and assumed debt in connection with the acquisition of Caggiati in June 1999.

Other income (deductions), net, for the six months ended March 31, 2000 represented a reduction to pre-tax income of $34,000 compared to a reduction of $54,000 for the first six months of fiscal 1999. Minority interest for the first half of fiscal 2000 was $1.1 million compared to $223,000 for the same period a year ago. The higher minority interest deduction for the current period resulted from the Company's investment in S+T GmbH and an improvement in the operating results of Tukaiz.

The Company's effective tax rate for the first six months of fiscal 2000 was 39.2%, compared to 39.4% for the year ended September 30, 1999. The difference between the Company's effective tax rate and the Federal statutory rate of 35% primarily reflects the impact of state income taxes.


Liquidity and Capital Resources

Net cash provided by operating activities was $12.9 million for the six months ended March 31, 2000, compared to $5.9 million for the first six months of fiscal 1999. Operating cash flow for both periods primarily reflected net income adjusted for depreciation and amortization (non-cash expenses) and the payment of year-end compensation and profit distribution accruals. Operating cash flow for the prior period was also impacted by an increase in accounts receivable related to mausoleum construction revenues.

Cash used in investing activities was $14.5 million for the six months ended March 31, 2000 compared to $4.9 million for the same period a year ago. Investing activities for the first half of fiscal 2000 reflected capital expenditures of $4.3 million, net purchases of investment securities of $4.5 million and a cash payment (January 2000) of $5.6 million in connection with the Company's acquisition of a 50% interest in S+T GmbH. Investing activities for the first six months of fiscal 1999 principally included capital expenditures of $8.3 million, which were partially offset by proceeds of $3.8 million from the net disposition of investment securities. Capital expenditures for the first half of fiscal 2000 were lower than the first six months of fiscal 1999 principally reflecting the investment last year in a commercial printing operation at Tukaiz. Investment securities were purchased in the fiscal 2000 first quarter to obtain a better rate of return on the Company's excess cash. Capital spending for property, plant and equipment has averaged $8.9 million for the last three fiscal years. The capital budget of the Company for fiscal 2000 is $11.7 million. The Company expects to generate sufficient cash from operations to fund all anticipated capital spending projects.

Cash used in financing activities for the six months ended March 31, 2000 was $9.0 million, consisting of net treasury stock purchases of $4.3 million, repayments of $3.2 million on long-term debt of Caggiati S.p.A. and Tukaiz, and dividends of $1.5 million to the Company's shareholders. Cash used in financing activities was $3.3 million for the six months ended March 31, 1999 consisting principally of net treasury stock purchases of $4.4 million, the Company's dividends of $1.4 million, and proceeds of $3.0 million from borrowings by Tukaiz to finance capital projects. The Company had available lines of credit with U.S. and Canadian banks, net of outstanding borrowings, of approximately $11 million at March 31, 2000.

On April 27, 2000, Matthews announced that its Board of Directors approved a continuation of the Company's stock repurchase program. Previously, the Board had authorized the repurchase of a total of three million shares of the Company's Class A and Class B Common Stock, which has been substantially completed. The current authorization allows Matthews to purchase up to an additional one million shares. The repurchase program is designed to increase shareholder value, enlarge the Company's holdings of its Class A and Class B Common Stock, and add to earnings per share. Repurchased shares may be retained in treasury, utilized for acquisitions, or reissued to employees or other purchasers.

At March 31, 2000 and September 30, 1999 and 1998, the Company's current ratio was 1.8, 1.6 and 1.7, respectively. The Company had cash and cash equivalents at March 31, 2000 and September 30, 1999 of $20.2 million and $31.5 million, respectively. Net working capital at March 31, 2000 was $39.4 million. The Company believes that its current liquidity sources, combined with its operating cash flow and additional borrowing capacity, will be sufficient to meet its capital needs for the next 12 months.


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

                         PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of the Shareholders of Matthews International Corporation was held on February 19, 2000. Total shares eligible for vote at such meeting were:
     Class A Common Stock (one vote per share)     13,237,688 shares
     Class B Common Stock (ten votes per share)     2,351,722 shares

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
                                                        Votes
                                            -----------------------------
                              Term                             Withhold
     Nominee               Expiration           For            Authority
     -------               ----------       -----------       -----------
     T.N. Kennedy             2003           28,745,567        1,309,622
     W.J. Stallkamp           2003           29,555,390          499,799

     The terms of the following additional directors continued after the meeting: D.M. Kelly, D.J. DeCarlo, R.J. Kavanaugh, J.P. O'Leary, Jr. and J.D. Turner.


2.   Selection of Auditors:
     The shareholders voted to ratify the appointment by the Board of Directors of PricewaterhouseCoopers LLP as independent certified public accountants to audit the records of the Company for the year ending September 30, 2000.
                     Votes For:           29,932,545
                     Votes Against:           97,448
                     Abstaining:              25,196

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




                                     MATTHEWS INTERNATIONAL CORPORATION
                                                (Registrant)




Date    5/10/00                                  D.M. Kelly
     ------------                 -----------------------------------------
                                      D.M. Kelly, Chairman of the Board,
                                    President and Chief Executive Officer




Date    5/10/00                                  E.J. Boyle
     ------------                 -----------------------------------------
                                   E.J. Boyle, Vice President, Accounting &
                                       Finance, Treasurer and Secretary