Form 10-Q
period 2000-06-30
MATTHEWS INTERNATIONAL CORP
filed 2000-08-10
CIK 63296

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  Form 10-Q


[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934


For The Quarterly Period Ended June 30, 2000

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

     Class of Common Stock                   Outstanding at July 31, 2000

   Class A - $1.00 par value                      13,265,130 shares
   Class B - $1.00 par value                       2,059,884 shares

                            PART I - FINANCIAL INFORMATION
                 MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                                                  June 30, 2000         September 30, 1999
                                                                  -------------         ------------------
ASSETS
Current assets:
Cash and cash equivalents                                          $ 26,751,718               $ 31,531,686
Short-term investments                                                1,284,052                    147,114
Accounts receivable                                                  46,307,823                 45,949,743
Inventories:  Materials and finished goods            $ 14,914,512               $ 14,883,879
              Labor and overhead in process              1,552,432                  1,212,485
              Supplies                                     341,916                    304,113
                                                        ----------                 ----------
                                                                     16,808,860                 16,400,477
Other current assets                                                  2,796,711                  2,862,341
                                                                     ----------                 ----------
   Total current assets                                              93,949,164                 96,891,361
Investments                                                          14,492,062                 11,312,730
Property, plant and equipment:  Cost                    93,558,490                 89,777,983
 Less accumulated depreciation                         (44,771,991)               (39,107,236)
                                                        ----------                 ----------
                                                                     48,786,499                 50,670,747
Deferred income taxes and other assets                               13,782,801                 13,639,723
Goodwill, net of accumulated amortization                            48,957,932                 53,163,011
                                                                    -----------                -----------
Total assets                                                       $219,968,458               $225,677,572
                                                                    ===========                ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Long-term debt, current maturities                                    4,837,675                  7,604,443
Accounts payable                                                      9,881,089                  9,798,531
Accrued compensation                                                 15,721,975                 18,127,646
Accrued income taxes                                                  3,865,785                    818,324
Customer prepayments                                                  6,118,029                  6,825,149
Other current liabilities                                             9,264,976                 19,117,031
                                                                     ----------                 ----------
  Total current liabilities                                          49,689,529                 62,291,124
Long-term debt                                                       15,777,597                 14,144,038
Estimated finishing costs                                             4,215,621                  4,059,837
Postretirement benefits                                              19,153,487                 19,513,936
Other liabilities                                                     8,045,116                 11,046,706

Shareholders' equity:
 Common stock                                           18,166,996                 18,166,996
 Retained earnings                                     170,553,099                152,098,622
 Accumulated other comprehensive income (loss)          (6,789,644)                (3,970,000)
 Notes receivable                                          (13,806)                   (54,800)
 Treasury stock, at cost                               (58,829,537)               (51,618,887)
                                                       -----------                -----------
                                                                    123,087,108                114,621,931
                                                                    -----------                -----------
Total liabilities and shareholders' equity                         $219,968,458               $225,677,572
                                                                    ===========                ===========

                 MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                               Three Months Ended              Nine Months Ended
                                    June 30,                        June 30,
                            ------------------------       --------------------------
                               2000           1999             2000           1999
                               ----           ----             ----           ----

Sales                    $ 67,872,139   $ 61,405,443     $197,391,066   $176,435,150

Cost of sales              36,773,493     35,912,327      107,627,802    102,325,890
                           ----------     ----------      -----------    -----------

Gross profit               31,098,646     25,493,116       89,763,264     74,109,260

Selling and
 administrative expenses   17,768,132     14,366,454       53,538,417     43,723,467
                           ----------     ----------      -----------    -----------

Operating profit           13,330,514     11,126,662       36,224,847     30,385,793


Investment income             436,266        602,371        1,265,253      1,390,170

Interest expense             (369,658)      (264,940)      (1,189,305)      (500,822)

Other income
  (deductions), net          (138,753)      (231,865)        (172,717)      (285,879)

Minority interest            (566,284)       128,121       (1,716,144)       (95,067)
                           ----------     ----------      -----------    -----------

Income before
 income taxes              12,692,085     11,360,349       34,411,934     30,894,195

Income taxes                4,966,728      4,472,287       13,488,774     12,165,816
                           ----------     ----------      -----------    -----------

Net income                $ 7,725,357    $ 6,888,062     $ 20,923,160   $ 18,728,379
                           ==========     ==========      ===========    ===========



Basic earnings per share     $  .50         $  .44           $ 1.35         $ 1.18
                              =====          =====            =====          =====

Diluted earnings per share   $  .49         $  .43           $ 1.32         $ 1.15
                              =====          =====            =====          =====

Dividends per share          $.0475         $ .045           $.1425         $ .135
                              =====          =====            =====          =====


                 MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                               Nine Months Ended
                                                                    June 30,
                                                           --------------------------
                                                              2000            1999
                                                              ----            ----
Cash flows from operating activities:
 Net income                                              $ 20,923,160    $ 18,728,379
 Adjustments to reconcile net income to net cash
   provided by operating activities:
  Depreciation and amortization                             9,228,802       7,399,879
  Change in deferred taxes                                      1,753        (339,253)
  Changes in working capital items                         (1,395,867)     (8,026,116)
  Increase in other assets                                   (313,344)       (224,622)
  Increase in estimated finishing costs                       155,784         476,790
  Increase (decrease) in other liabilities                 (3,001,590)        425,540
  Decrease in postretirement benefits                        (360,449)       (455,788)
  Net loss on sale of assets                                  277,802          47,991
  Net (gain) loss on investments                              113,701        (154,121)
  Effect of exchange rate changes on operations              (674,076)       (268,971)
                                                           ----------      ----------
    Net cash provided by operating activities              24,955,676      17,609,708
                                                           ----------      ----------
Cash flows from investing activities:
 Capital expenditures                                      (5,714,973)    (11,592,652)
 Proceeds from sale of assets                                 467,592         156,065
 Acquisitions, net of cash acquired                        (9,520,333)    (10,278,531)
 Purchases of investment securities                        (6,716,970)       (529,503)
 Proceeds from disposition of investment securities         2,031,756       4,227,392
 Collections on loans to officers and employees                40,994         208,445
                                                           ----------      ----------
    Net cash used in investing activities                 (19,411,934)    (17,808,784)
                                                           ----------      ----------
Cash flows from financing activities:
 Proceeds from long-term debt                               4,023,360      14,645,963
 Payments on long-term debt                                (3,779,161)       (600,381)
 Proceeds from the sale of treasury stock                     197,457         763,065
 Purchases of treasury stock                               (7,672,327)    (11,157,235)
 Dividends                                                 (2,204,463)     (2,136,584)
                                                           ----------      ----------
    Net provided by (cash used) in financing activities    (9,435,134)      1,514,828
                                                           ----------      ----------
Effect of exchange rate changes on cash                      (888,576)       (233,511)
                                                           ----------      ----------

Net increase (decrease) in cash and cash equivalents     $ (4,779,968)   $  1,082,241
                                                           ==========      ==========


             MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JUNE 30, 2000


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

The Company has manufacturing and marketing facilities in the United States, Australia, Canada, Germany, Italy and Sweden.



Note 2.  Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information for commercial and industrial companies and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three-month and nine-month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1999.

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

             MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                                JUNE 30, 2000


Note 3.  Income Taxes

The income tax provision for the period is based on the effective tax rate expected to be applicable for the full year. The difference between the estimated effective tax rate of 39.2% and the Federal statutory rate of 35% primarily reflects the impact of state income taxes.



Note 4.  Earnings Per Share

                               Three Months Ended             Nine Months Ended
                                    June 30,                       June 30,
                            -------------------------     --------------------------
                               2000           1999            2000           1999
                               ----           ----            ----           ----
Net income                 $ 7,725,357    $ 6,888,062     $20,923,160    $18,728,379
                            ==========     ==========      ==========     ==========

Weighted average common
 shares outstanding         15,420,408     15,788,712      15,529,805     15,901,985

Dilutive securities,
 primarily stock options       355,757        378,920         354,990        414,772
                            ----------     ----------      ----------     ----------
Diluted weighted average
 common shares outstanding  15,776,165     16,167,632      15,884,795     16,316,757
                            ==========     ==========      ==========     ==========


Basic earnings per share         $ .50          $ .44           $1.35          $1.18
                                  ====           ====            ====           ====

Diluted earnings per share       $ .49            .43           $1.32          $1.15
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

             MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                                JUNE 30, 2000


Note 5.  Segment Information, continued

Information about the Company's segments follows:

                               Three Months Ended             Nine Months Ended
                                    June 30,                       June 30,
                            -------------------------     --------------------------
                               2000           1999            2000           1999
                               ----           ----            ----           ----
Sales to external customers:
  Graphics Imaging        $ 22,867,129   $ 21,944,128    $ 67,739,715   $ 62,165,106
  Marking Products           8,230,426      7,727,258      24,816,068     22,890,652
  Bronze                    36,774,584     31,734,057     104,835,283     91,379,392
                           -----------    -----------     -----------    -----------
                          $ 67,872,139   $ 61,405,443    $197,391,066   $176,435,150
                           ===========    ===========     ===========    ===========
Operating profit:
  Graphics Imaging        $  2,643,102   $  1,302,572    $  6,942,903   $  4,226,697
  Marking Products           1,484,213      1,164,390       4,362,272      3,086,386
  Bronze                     9,203,199      8,659,700      24,919,672     23,072,710
                           -----------    -----------     -----------    -----------
                          $ 13,330,514   $ 11,126,662    $ 36,224,847   $ 30,385,793
                           ===========    ===========     ===========    ===========


Note 6.  Comprehensive Income

Comprehensive income consists of net income adjusted for changes, net of tax, in cumulative foreign currency translation, unrealized investment gains and losses and minimum pension liability. Comprehensive income for the three-month and nine-month periods ended June 30, 2000 were $7,430,465 and $18,103,516, respectively, and $6,935,896 and $18,593,190, respectively, for the three-month and nine-month periods ended June 30, 1999.


Note 7.  Accounting Pronouncement

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB No. 101 outlines basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. The Company will be required to implement SAB No. 101 in the first quarter of its fiscal year ending September 30, 2001. The Company is currently evaluating the pronouncement in order to determine the impact, if any, of its provisions on the consolidated financial statements.

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


Results of Operations

The following table sets forth certain income statement data of the Company expressed as a percentage of net sales for the periods indicated.

                               Nine months ended          Years ended
                                    June 30,             September 30,
                               -----------------     --------------------
                                  2000    1999       1999    1998    1997
                                  ----    ----       ----    ----    ----
Sales                            100.0%  100.0%     100.0%  100.0%  100.0%
Gross profit                      45.5    42.0       43.1    44.0    44.1
Operating profit                  18.4    17.2       17.1    17.0    16.3
Income before income taxes        17.4    17.5       17.2    17.5    17.1
Net income                        10.6    10.6       10.5    10.6    10.4


Sales for the nine months ended June 30, 2000 were $197.4 million and were $21.0 million, or 11.9%, higher than sales of $176.4 million for the nine months ended June 30, 1999. Bronze segment sales were $13.5 million, or 15%, higher than the first nine months of fiscal 1999 primarily reflecting the Company's acquisition of Caggiati S.p.A. in June 1999 and higher sales of architectural and memorial products. These increases were partially offset by a decline in mausoleum construction revenues. Sales for the Graphics Imaging segment increased $5.6 million, or 9%, over the same period a year ago principally resulting from the Company's purchase of a 50% interest in S+T GmbH & Co. KG ("S+T GmbH") in September 1998. S+T GmbH was recorded under the equity method of accounting until March 31, 1999. The consolidated financial statements of Matthews included the accounts of S+T GmbH effective April 1, 1999 as a result of a change in control. Graphics Imaging segment sales for the current period also reflected higher sales for Tukaiz Communications, L.L.C. ("Tukaiz"). The sales increase for Tukaiz, a 50%-owned subsidiary of Matthews, primarily resulted from the installation of a commercial printing operation in fiscal 1999.

For the nine months ended June 30, 2000, Marking Products segment sales were $1.9 million, or 8%, higher than the first nine months of fiscal 1999. The increase for the current period resulted primarily from higher sales volume in North America of ink-jet equipment and related products, reflecting the favorable impact of the segment's new product development efforts.

Gross profit for the nine months ended June 30, 2000 was $89.8 million, compared to $74.1 million for the first nine months of fiscal 1999. The increase of $15.7 million in consolidated gross profit reflected growth in all three of the Company's business segments. Gross profit in the Bronze and Graphics Imaging segments were higher for the current period principally as a result of the Company's recent acquisitions. In addition, higher sales of architectural and memorial products combined with improved margins accounted for part of the increase in the Bronze segment. Marking Products gross profit also improved over the first nine months of fiscal 1999 reflecting an increase in sales volume and a change in product mix. Consolidated gross profit as a percent of sales for the nine months ended June 30, 2000 increased to 45.5%, compared to 42.0% for the same period a year ago, reflecting changes in product mix in both the Bronze and Marking Products segments and improved results for Tukaiz.

Selling and administrative expenses for the nine months ended June 30, 2000 were $53.5 million, representing an increase of $9.8 million, or 22.4%, over the same period a year ago. The increase in selling and administrative expenses principally resulted from the acquisitions of Caggiati S.p.A. and S+T GmbH combined with an increase in selling and administrative costs within the Bronze segment. Consolidated selling and administrative expenses as a percent of sales was 27.1% for the first nine months of fiscal 2000 compared to 24.8% for the same period a year ago.

Operating profit for the nine months ended June 30, 2000 was $36.2 million, representing an increase of $5.8 million, or 19.2%, over an operating profit of $30.4 million for the first nine months of fiscal 1999. Graphics Imaging operating profit for the current period was $2.7 million, or 64%, higher than the same period last year reflecting higher sales and improved gross margins. The segment's fiscal 2000 results were favorably impacted by the Company's investment in S+T GmbH combined with an improvement in the operating results of Tukaiz. Operating profit for the Bronze segment for the first nine months of fiscal 2000 was $1.8 million, or 8%, higher than the same period a year ago. The acquisition of Caggiati S.p.A. combined with higher sales and improved margins for architectural and memorial products were the primary factors in the Bronze segment's current operating results. Operating profit for the Marking Products segment for the nine months ended June 30, 2000 increased $1.3 million, or 41%, over the same period a year ago. Higher sales in North America of ink-jet equipment and related products as a result of the segment's new product development efforts and a better product mix resulted in the operating profit growth.

Investment income for the first nine months of fiscal 2000 was $1.3 million compared to $1.4 million for the first nine months of fiscal 1999. Fiscal 1999 investment income included equity income of $244,000 from the Company's investment in S+T GmbH, which was recorded under the equity method of accounting through March 31, 1999.

Interest expense for the nine months ended June 30, 2000 was $1.2 million, compared to $501,000 for the first nine months of fiscal 1999. The increase in interest expense compared to the same period last year principally related to fiscal 1999 borrowings by Tukaiz and new borrowings and assumed debt in connection with the acquisition of Caggiati in June 1999.

Other income (deductions), net, for the nine months ended June 30, 2000 represented a reduction to pre-tax income of $173,000 compared to a reduction of $286,000 for the first nine months of fiscal 1999. Minority interest for the first nine months of fiscal 2000 was $1.7 million compared to $95,000 for the same period a year ago. The higher minority interest deduction for the current period resulted from the Company's investment in S+T GmbH and an improvement in the operating results of Tukaiz.

The Company's effective tax rate for the first nine months of fiscal 2000 was 39.2%, compared to 39.4% for the year ended September 30, 1999. The difference between the Company's effective tax rate and the Federal statutory rate of 35% primarily reflects the impact of state income taxes.


Liquidity and Capital Resources

Net cash provided by operating activities was $25.0 million for the nine months ended June 30, 2000, compared to $17.6 million for the first nine months of fiscal 1999. Operating cash flow for both periods primarily reflected net income adjusted for depreciation and amortization (non-cash expenses). Operating cash flow for the prior period was impacted by higher accounts receivable related to mausoleum construction revenues and the payment of income tax accruals.

Cash used in investing activities was $19.4 million for the nine months ended June 30, 2000 compared to $17.8 million for the first nine months of fiscal 1999. Investing activities for the current period reflected capital expenditures of $5.7 million, net purchases of investment securities of $4.7 million and cash payments of $3.6 million and $5.6 million, respectively, in connection with the acquisitions of Caggiati S.p.A. and a 50% interest in S+T GmbH. Under the acquisition agreement for Caggiati S.p.A., Matthews paid cash of Lit. 20.2 billion (U.S.$10.9 million) at the closing (June 1, 1999) with Lit. 7.2 billion payable one year after the closing date (June 1, 2000) and the remaining Lit. 7.2 billion payable two years after the closing date (June 1, 2001). The cash payment for the purchase of a 50% interest in S+T GmbH (which was acquired in September
1998) was due in January 2000. Investment securities were purchased in the fiscal 2000 first quarter to obtain a better rate of return on the Company's excess cash. Investing activities for the first nine months of fiscal 1999 included capital expenditures of $11.6 million, which were partially offset by proceeds of $3.7 million from the net disposition of investment securities. Fiscal 1999 investing activities also included the acquisition of Caggiati S.p.A. in June 1999.

Capital expenditures for the first nine months of fiscal 2000 were lower than the same period a year ago principally reflecting the investment last year in a commercial printing operation at Tukaiz. Capital spending for property, plant and equipment has averaged $8.9 million for the last three fiscal years. The capital budget of the Company for fiscal 2000 is $11.7 million. The Company expects to generate sufficient cash from operations to fund all anticipated capital spending projects.

Cash used in financing activities for the nine months ended June 30, 2000 was $9.4 million, consisting of net treasury stock purchases of $7.5 million, proceeds of $4.0 million from borrowings by Caggiati S.p.A., repayments of $3.8 million on long-term debt of Caggiati S.p.A. and Tukaiz, and dividend payments of $2.2 million to the Company's shareholders. Cash provided by financing activities was $1.5 million for the nine months ended June 30, 1999 consisting principally of borrowings of $14.6 million in connection with the acquisition of Caggiati S.p.A. and capital projects for Tukaiz, offset by net treasury stock purchases of $10.4 million and the Company's dividends of $2.1 million. The Company had available lines of credit with U.S. and Canadian banks, net of outstanding borrowings, of approximately $11 million at June 30, 2000.

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

At June 30, 2000 and September 30, 1999 and 1998, the Company's current ratio was 1.9, 1.6 and 1.7, respectively. The Company had cash and cash equivalents at June 30, 2000 and September 30, 1999 of $26.8 million and $31.5 million, respectively. Net working capital at June 30, 2000 was $44.3 million. The Company believes that its current liquidity sources, combined with its operating cash flow and additional borrowing capacity, will be sufficient to meet its capital needs for the next 12 months.


Accounting Pronouncement

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB No. 101 outlines basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. The Company will be required to implement SAB No. 101 in the first quarter of its fiscal year ending September 30, 2001. The Company is currently evaluating the pronouncement in order to determine the impact, if any, of its provisions on the consolidated financial statements.


Year 2000 Issue

The Company has assessed the impact of the Year 2000 issue on its operations and information systems. Costs incurred for this assessment and for systems modifications required to address any Year 2000 issues have not been material. The Company's significant operating and information systems are Year 2000 compliant and, as such, the Year 2000 issue did not have a material impact on the consolidated financial position, results of operations or cash flows of the Company.

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




Date    8/10/00                                  D.M. Kelly
     ------------                 -----------------------------------------
                                      D.M. Kelly, Chairman of the Board,
                                    President and Chief Executive Officer




Date    8/10/00                                  E.J. Boyle
     ------------                 -----------------------------------------
                                   E.J. Boyle, Vice President, Accounting &
                                       Finance, Treasurer and Secretary