Form 10-K
period 2000-09-30
MATTHEWS INTERNATIONAL CORP
filed 2000-12-22
CIK 63296

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549
                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2000
Commission File Numbers 0-9115 and 0-24494


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405a of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of November 30, 2000 was $431,000,000.

As of November 30, 2000, shares of common stock outstanding were:
               Class A Common Stock            13,454,589 shares
               Class B Common Stock             1,970,492 shares

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

The Company and its majority-owned subsidiaries have approximately 1,800 employees. The Company's principal executive offices are located at Two NorthShore Center, Pittsburgh, Pennsylvania 15212 and its telephone number is
(412) 442-8200.

The following table sets forth sales and operating profit for the Company's business segments for the past three fiscal years. Detailed financial information relating to business segments and to domestic and international operations is presented in Note 14 (Segment Information) to the Consolidated Financial Statements included in Part II of this Annual Report on Form 10-K.

                                   Fiscal Year Ended September 30,
                      --------------------------------------------------------
                           2000                 1999                1998
                      ---------------     ----------------     ---------------
                      Amount  Percent     Amount   Percent     Amount  Percent
                      ------  -------     ------   -------     ------  -------
                                       (Dollars in Thousands)
Sales to unaffiliated customers:
  Bronze            $140,360    53.5%   $123,760    51.7%    $106,273    50.2%
  Graphics Imaging    90,164    34.4      85,095    35.6       75,294    35.6
  Marking Products    31,841    12.1      30,474    12.7       30,055    14.2
                     -------   -----     -------   -----      -------   -----
  Total             $262,365   100.0%   $239,329   100.0%    $211,622   100.0%
                     =======   =====     =======   =====      =======   =====

Operating profit:
  Bronze              33,416    69.9      31,777    77.6       26,016    72.4
  Graphics Imaging     9,640    20.2       5,135    12.5        6,910    19.2
  Marking Products     4,720     9.9       4,036     9.9        3,003     8.4
                     -------   -----     -------   -----      -------   -----
  Total             $ 47,776   100.0%   $ 40,948   100.0%    $ 35,929   100.0%
                     =======   =====     =======   =====      =======   =====


In fiscal 2000, approximately 81% of the Company's sales were made from the United States, and 14%, 3% and 2% were made from Europe, Canada and Australia, respectively. Bronze segment products are sold throughout the world with the segment's principal operations located in the United States, Italy, Canada and Australia. Products and services of the Graphics Imaging segment are sold primarily in the United States, Germany and Austria. The Marking Products segment sells equipment and consumables directly to industrial consumers in the United States and internationally through the Company's wholly-owned subsidiaries in Canada and Sweden and through other foreign distributors. Matthews owns a minority interest in distributors in Asia, Australia, France, Germany, the Netherlands and the United Kingdom.


PRODUCTS AND MARKETS:

Bronze:

The Bronze segment manufactures and markets in the United States, Europe, Canada and Australia products used primarily in the cemetery and funeral home industries. The segment's principal products include cast bronze memorials and other memorialization products used primarily in cemeteries. Other cemetery and funeral home products of the Bronze segment include mausoleums, crematories and cremation-related products. In addition, the segment manufactures and markets cast bronze and aluminum architectural products used to identify or commemorate people, places and events.

Bronze, continued:

Memorial products, which comprise the majority of the Bronze segment's sales, include flush bronze memorials, flower vases, crypt letters, cremation urns, niche units and cemetery features, along with other related products. Flush bronze memorials are bronze plaques which contain personal information about a deceased individual such as name, birth date and death date. These memorials are used in cemeteries as an alternative to upright granite monuments. The memorials are even or "flush" with the ground and therefore are preferred by many cemeteries for easier mowing and other maintenance. In order to provide products for the granite memorial and mausoleum markets, the Company's other memorial products include community and family mausoleums, granite monuments and bronze plaques, letters, emblems, vases, lights and photoceramics that can be affixed to granite monuments, mausoleums and crypts. Principal customers for memorial products are cemeteries and memorial parks, which in turn sell the Company's products to the consumer.

The Bronze segment manufactures a full line of memorial products for cremation, including urns in a variety of sizes, styles and shapes. The segment also manufactures bronze and granite niche units, which are comprised of numerous compartments used to display cremation urns in mausoleums and churches. In addition, the Company also markets "turnkey" cremation gardens, which include the design and all related products for a cremation garden.

In June 1999, Matthews acquired Caggiati S.p.A., the leading supplier of bronze memorialization products in Europe. Caggiati S.p.A. is based in Colorno (Parma), Italy and has two subsidiaries: Caggiati Espana S.A. in Valencia, Spain and Caggiati France S.a.r.l. in Lyon, France. The combination of Matthews and Caggiati S.p.A. is an important part of Matthews' strategy to enhance its position as the worldwide leader in the memorialization industry.

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

The Company, through its wholly-owned subsidiary Industrial Equipment and Engineering Company ("IEEC"), is the leading North American designer and manufacturer of cremation equipment and cremation-related products. IEEC equipment and products are sold primarily to cemeteries and mortuary
facilities within North America, Europe and Asia.    In addition, Matthews is
a leading builder of mausoleums in the United States through the Bronze segment's Gibraltar Mausoleum Construction Company operation ("Gibraltar"). Mausoleums are sold primarily to cemeteries within North America.

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

On October 21, 2000, Matthews acquired certain assets and liabilities of The SLN Group, Inc. ("SLN"). SLN, located in Nanuet, New York, is a manufacturer and marketer of photo-etched metal plaques and water-jet cut letters and logos. The acquisition of SLN is intended to broaden Matthews' offerings for identification and recognition products.

Raw materials used by the Bronze segment consist principally of bronze and aluminum ingot, sheet metal, coating materials, polymer sheet, electrical components and construction materials and are generally available in adequate supply. Ingot is obtained from various North American, European and Australian smelters.


Graphics Imaging:

The Graphics Imaging segment provides printing plates, pre-press services and imaging systems to the corrugated and flexible packaging industries. The corrugated packaging industry consists of manufacturers of printed corrugated boxes and the flexible packaging industry consists of manufacturers of printed bags and other packaging products made of paper, film and foil.

The principal products and services of this segment include printing plates, pre-press graphics and print process and print production management. These products and services are used by packaging manufacturers to print graphics that help sell the packaged product and provide information such as product identification, logos, bar codes and other packaging detail. The corrugated packaging manufacturer produces printed boxes from corrugated sheet. Using the Company's products, this sheet is printed and die cut to make a finished box. The flexible packaging manufacturer produces printed packaging from paper, film and foil, such as for food wrappers.

The Company works closely with manufacturers to provide the proper printing plates and tooling used to print the packaging to the user's specifications. The segment's printing plate products are made principally from photopolymer resin and sheet materials. Upon customer request, plates can be pre-mounted press-ready in a variety of configurations that maximize print quality and minimize press set-up time.

Graphics Imaging, continued:

The segment also provides pre-press graphics and creative art design services to packaging manufacturers and to end users of such packaging. Other products and services include print process and print production management; pre-press preparation, such as computer-generated camera-ready art, negatives, films and master patterns; plate mounting accessories and various press aids; and rotary and flat cutting dies used to cut out intricately designed containers and point-of-purchase displays.

The Graphics Imaging segment customer base consists primarily of packaging industry converters and "national accounts." National accounts are generally large, well-known consumer products companies with a national presence that purchase their printing plates directly. These companies then provide their printing plates to the packaging industry converter of their choice.

As part of the Graphics Imaging segment, Matthews owns a fifty percent interest in O.N.E. Color Communications, L.L.C. ("O.N.E.") and S+T GmbH & Co. KG ("S+T"). O.N.E., headquartered in Oakland, California, provides digital graphic services to advertising agencies and packaging markets. The operations of S+T, located in Julich, Germany, consist principally of flexographic printing preparation and the manufacture of photopolymer printing plates primarily for the German packaging industry. In addition, Matthews purchased a 75% interest in Repro Busek Druckvorstufentechnik GmbH & Co. KG ("Busek") on August 1, 2000. Busek is headquartered in Vienna, Austria. Products and services of Busek include pre-press packaging, digital and analog flexographic printing plates, design, art work, lithography and color separation. Busek serves customers in Austria, Hungary, Poland and the Czech Republic. The combination of the Company's Graphics Imaging business, O.N.E., S+T and Busek is an important part of Matthews' strategy to become a worldwide leader in the graphics industry and service multinational customers on a global basis.

On November 21, 2000, Matthews acquired Press Ready Plate, Inc. ("Press Ready"). Press Ready, located in Kansas City, Missouri, provides pre-press services and printing plates to the flexible packaging industry. The acquisition of Press Ready is designed to increase Matthews' presence in the market for pre-press services used by the flexible packaging industry.

On December 7, 2000, Matthews signed an agreement for the sale of its fifty percent interest in Tukaiz Communications, L.L.C. The sale is expected to close before January 31, 2001. Tukaiz Communications, L.L.C., based in Franklin Park, Illinois, is a pre-press and pre-media firm which principally prepares art or digital files for printing or reproduction.

Major raw materials for this segment's products include photopolymers, film, rubber and graphic art supplies. All such materials are presently available in adequate supply from various industry sources.

Marking Products:

The Marking Products segment designs, manufactures and distributes a wide range of marking equipment and consumables used by customers to identify various consumer and industrial products, components and packaging containers. Marking products range from simple handstamps made from special alloy steel to sophisticated microprocessor-based ink-jet printing systems. The segment manufactures and markets products and systems that employ the following marking methods to meet customer needs: contact printing, indenting, etching, ink-jet printing and laser marking. Customers will often use a combination of these methods in order to achieve an appropriate mark. These methods apply product information required for identification and trace ability as well as to facilitate inventory and quality control, regulatory compliance and brand name communication.

A significant portion of the revenue of the Marking Products segment is attributable to the sale of consumables, software and replacement parts in connection with the marking hardware sold by the Company. The Company develops inks, rubber and steel consumables in harmony with the marking equipment in which they are used, which is critical to assure ongoing equipment reliability and mark quality. Many marking equipment customers also use the Company's inks, solvents and cleaners.

The principal customers for the Company's marking products include food and beverage processors, metal fabricators, producers of health and beauty products and manufacturers of textiles, plastic, rubber and building products.

A large percentage of the segment's sales are outside the United States and are distributed through the Company's subsidiaries in Canada and Sweden in addition to other international distributors. Matthews owns a minority interest in distributors in Asia, Australia, France, Germany, the Netherlands and the United Kingdom.

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

COMPETITION:

Bronze:

Competition from other bronze memorialization product manufacturers, which is intense, is on the basis of reputation, product quality, delivery, price and design availability. In North America, the Company and its two major bronze competitors account for a substantial portion of the bronze memorial market. The Company also competes with upright granite monument and flush granite memorial providers. The Company believes that its superior quality, broad product lines, innovative designs, delivery capability, customer responsiveness, experienced personnel and customer-oriented merchandising systems are competitive advantages in its markets. The Company competes with several manufacturers in the crematory market principally on the basis of product quality and price. Competition in the mausoleum construction industry includes various construction companies throughout North America and is on the basis of design, quality and price. Competitors in the architectural market are numerous and include companies that manufacture cast and painted signs, plastic materials, sand-blasted wood and other fabricated products.


Graphics Imaging:

Graphics Imaging is one of several manufacturers of printing plates and providers of pre-press services with a national presence. The segment competes in a fragmented industry consisting of a few multi-plant regional printing plate suppliers and a large number of local one-plant companies located across the United States. Competition is on the basis of product quality, timeliness of delivery and price. The Company differentiates itself from the competition by consistently meeting customer demands and its ability to service customers nationwide.


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

BACKLOG:

Because the nature of the Company's business is primarily custom products made to order with short lead times, backlogs are not generally material in any of the Company's operations except for Gibraltar, IEEC and the Marking Products segment. Backlogs generally vary in a range of seven to nine months of sales for Gibraltar, four to eight months of sales for IEEC, and up to six weeks of sales in the Marking Products segment.



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

ITEM 2.  PROPERTIES.

Principal properties of the Company and its majority-owned subsidiaries are as follows (properties are owned by the Company except as noted):

Location                     Description of Property              Square Feet
--------                     -----------------------              -----------
Bronze:
  Pittsburgh, PA             Manufacturing / Division Offices        97,000
  Apopka, FL                 Manufacturing                           40,000
  Melbourne, Australia       Manufacturing                           26,000(1)
  Milton, Ontario, Canada    Manufacturing                           30,000
  Montreal, Quebec, Canada   Manufacturing                           16,000(1)
  Nanuet, NY                 Manufacturing                           15,000(1)
  Nashotah, WI               Manufacturing                           12,000(1)
  Parma, Italy               Manufacturing / Warehouse              231,000(1)
  Searcy, AR                 Manufacturing                          104,000
  Seneca Falls, NY           Manufacturing                           21,000
  Sun City, CA               Manufacturing                           24,000

Graphics Imaging:
  Pittsburgh, PA             Manufacturing / Division Offices        56,000
  Atlanta, GA                Manufacturing                           16,000
  Cranberry Twp., PA         Manufacturing                           15,000(1)
  Dallas, TX                 Manufacturing                           15,000(1)
  Denver, CO                 Manufacturing                           12,000(1)
  High Point, NC             Manufacturing                           35,000(1)
  Kansas City, MO            Manufacturing                           42,000(1)
  LaPalma, CA                Manufacturing                           22,000
  St. Louis, MO              Manufacturing                           25,000
  Vienna, Austria            Manufacturing                           12,000(1)

Marking Products:
  Pittsburgh, PA             Manufacturing / Division Offices        67,000
  Pittsburgh, PA             Ink Manufacturing                       18,000
  Gothenburg, Sweden         Manufacturing / Distribution            28,000(1)

Corporate Office:
  Pittsburgh, PA             General Offices                         48,000(2)


(1) These properties are leased by the Company under operating lease arrangements. Rent expense incurred by the Company for leased facilities was $1,045,000 in fiscal 2000.

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

ITEM 3.  LEGAL PROCEEDINGS.

The Company is party to various legal proceedings, the eventual outcome of which are not predictable. It is possible that an unfavorable resolution of these matters could have a material impact to the Company. Although the ultimate disposition of these proceedings is not presently determinable, management is of the opinion that they should not result in liabilities in an amount which would materially affect the Company's consolidated financial position, results of operations or cash flows.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the Company's security holders during the fourth quarter of fiscal year 2000.

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

The Company's Class A Common Stock is traded on the NASDAQ National Market System. The following table sets forth the high, low and closing prices as reported by NASDAQ (adjusted for the stock split) for the periods indicated:

                                               High        Low      Close
                                               ----        ---      -----
     Fiscal 2000:
     Quarter ended:  September 30, 2000       $29.75     $27.63    $29.38
                     June 30, 2000             29.50      20.00     29.00
                     March 31, 2000            27.88      20.00     22.63
                     December 31, 1999         29.75      20.00     27.50

     Fiscal 1999:
     Quarter ended:  September 30, 1999       $32.88     $24.88    $30.13
                     June 30, 1999             30.38      25.13     29.63
                     March 31, 1999            31.38      25.00     27.38
                     December 31, 1998         34.00      24.25     31.50


The Company has an active stock repurchase program, which was initiated in fiscal 1996. The program was extended for the third time by the Company in April 2000. Under the program, the Company's Board of Directors have authorized the repurchase of a total of 4,000,000 shares of Matthews Class A and Class B Common Stock, of which 3,164,138 shares have been repurchased as of September 30, 2000. The buy-back program is designed to increase shareholder value, enlarge the Company's holdings of its Class A and Class B Common Stock, and add to earnings per share. Repurchased shares may be retained in treasury, utilized for acquisitions, or reissued to employees or other purchasers, subject to the restrictions of the Company's Restated Articles of Incorporation.

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


(b)  Holders:

The number of registered holders of the Company's common stock at November 30, 2000 was as follows:
           Class A Common Stock                       460
           Class B Common Stock                       232


(c)  Dividends:

A quarterly dividend of $.05 per share was paid for the fourth quarter of fiscal 2000 to shareholders of record on October 31, 2000. The Company paid quarterly dividends of $.0475 per share for the first three quarters of fiscal 2000 and the fourth quarter of fiscal 1999. The Company paid quarterly dividends of $.045 per share for the first three quarters of fiscal 1999.

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

ITEM 6.  SELECTED FINANCIAL DATA.

                                                       Years ended September 30,
                                  -------------------------------------------------------------------
                                     2000          1999          1998          1997          1996(1)
                                  -----------   -----------   -----------   -----------   -----------
                                           (Not Covered by Report of Independent Accountants)
Net sales                        $262,364,902  $239,329,223  $211,622,057  $189,168,640  $171,977,619

Gross profit                      118,088,808   103,036,695    93,050,222    83,500,886    76,640,900

Operating profit                   47,776,052    40,947,991    35,928,944    30,887,395    26,771,380

Interest expense                    1,487,883       867,400       466,304       337,375       131,364


Income before income taxes         45,938,350    41,276,659    37,132,283    32,297,897    33,522,616

Income taxes                       18,015,431    16,260,957    14,630,591    12,671,833    13,265,062
                                   ----------    ----------    ----------    ----------    ----------

Net income                       $ 27,922,919  $ 25,015,702  $ 22,501,692  $ 19,626,064  $ 20,257,554
                                   ==========    ==========    ==========    ==========    ==========

Earnings per common share:
 Basic                               $  1.80       $  1.58       $  1.38       $  1.14       $  1.14
 Diluted                                1.76          1.54          1.34          1.11          1.11

Weighted-average common
 shares outstanding:
 Basic                             15,515,508    15,851,393    16,336,359    17,194,073    17,781,824
 Diluted                           15,851,577    16,241,153    16,770,214    17,696,793    18,213,866

Cash dividends per share                 .193          .183          .173          .163          .145

Total assets                     $220,665,450  $225,677,572  $187,205,764  $169,204,390  $153,411,709
Long-term debt, noncurrent         13,908,448    14,144,038     1,434,679     2,151,413         -

(1)  Fiscal 1996 included after-tax income of $2.9 million ($.16 per share, diluted) which consisted of a gain on the sale of a subsidiary net of certain non-operating charges.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


The following discussion should be read in conjunction with the consolidated financial statements of Matthews International Corporation and related notes thereto. In addition, see "Cautionary Statement Regarding Forward-Looking Information" included in Part I of this Annual Report on Form 10-K.


RESULTS OF OPERATIONS:

The following table sets forth certain income statement data of the Company expressed as a percentage of net sales for the periods indicated and the percentage change in such income statement data from year to year.
                                      Years Ended
                                     September 30,           Percentage Change
                                ----------------------       -----------------
                                                              2000-     1999-
                                2000     1999     1998         1999      1998
                                ----     ----     ----        -----     -----
Sales                          100.0%   100.0%   100.0%         9.6%     13.1%
Gross profit                    45.0     43.1     44.0         14.6      10.7
Operating profit                18.2     17.1     17.0         16.7      14.0
Income before taxes             17.5     17.2     17.5         11.3      11.2
Net income                      10.6     10.5     10.6         11.6      11.2


Comparison of Fiscal 2000 and Fiscal 1999:

Sales for the year ended September 30, 2000 were $262.4 million and were $23.1 million, or 9.6%, higher than sales of $239.3 million for the year ended September 30, 1999. Each of the Company's three segments contributed to the revenue growth over fiscal 1999. Bronze segment sales for fiscal 2000 were $140.4 million, representing an increase of $16.6 million, or 13.4%, over fiscal 1999. The sales growth for the Bronze segment resulted primarily from the Company's acquisition of Caggiati S.p.A. in June 1999 and higher sales of architectural and memorial products. These increases were partially offset by a decline in mausoleum construction revenues. Sales for the Graphics Imaging segment for the year ended September 30, 2000 were $90.2 million, representing an increase of $5.1 million, or 6.0%, over fiscal 1999. The increase in Graphics Imaging sales for fiscal 2000 principally resulted from the Company's purchase of a 50% interest in S+T GmbH & Co. KG ("S+T") in September 1998.
S+T was recorded under the equity method of accounting for the first six months of fiscal 1999. The consolidated financial statements of Matthews reflected the accounts of S+T effective April 1, 1999 as a result of a change in control. Fiscal 2000 sales for the Graphics Imaging segment also reflected higher sales volume for Tukaiz Communications, L.L.C. ("Tukaiz"). The sales volume increase for Tukaiz, a 50%-owned subsidiary of Matthews, resulted primarily from the installation of a commercial printing operation in fiscal 1999. On December 7, 2000, Matthews signed an agreement for the sale of its fifty percent interest in Tukaiz (see "Subsequent Events"). Marking Products segment sales for the year ended September 30, 2000 were $31.8 million, representing an increase of $1.4 million, or 4.5%, over fiscal 1999. The segment's sales increase for the current year resulted primarily from higher volume in North America of ink-jet equipment and related products, reflecting the favorable impact of new product introductions.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued.


Comparison of Fiscal 2000 and Fiscal 1999, continued:

Gross profit for the year ended September 30, 2000 was $118.1 million, representing an increase of $15.1 million, or 14.6%, compared to fiscal 1999 gross profit of $103.0 million. Gross profit for the Bronze segment was higher in fiscal 2000 principally as a result of the Company's acquisition of Caggiati S.p.A. in June 1999. In addition, higher sales of architectural and memorial products combined with improved margins contributed to the segment's gross profit increase over fiscal 1999. Gross profit for the Graphics Imaging segment increased as a result of higher sales for the year, reflecting the investment in S+T in September 1998 and sales growth for Tukaiz. Marking Products gross profit also improved over fiscal 1999 reflecting an increase in sales volume and a change in product mix. Consolidated gross profit as a percent of sales for the year ended September 30, 2000 increased to 45.0%, compared to 43.1% a year ago. The higher gross profit percentage in fiscal 2000 is mainly due to a change in product mix in both the Bronze and Marking Products segments and improved results for Tukaiz.

Selling and administrative expenses for the year ended September 30, 2000 were $70.3 million, compared to $62.1 million for fiscal 1999. The increase of $8.2 million, or 13.2%, over the prior year principally resulted from the acquisitions of Caggiati S.p.A. and S+T combined with an increase in marketing and promotional costs within the Bronze segment. Consolidated selling and administrative expenses as a percent of sales increased to 26.8% for fiscal 2000, compared to 26.0% for fiscal 1999, primarily due to the acquisition of Caggiati S.p.A., which has a higher rate of selling costs to sales.

Operating profit for the year ended September 30, 2000 was $47.8 million, representing an increase of $6.9 million, or 16.7%, over operating profit of $40.9 million for fiscal 1999. Each of the Company's segments contributed to the growth in consolidated operating profit. Graphics Imaging operating profit for fiscal 2000 was $9.6 million, representing an increase of $4.5 million, or 87.7%, compared to operating profit of $5.1 million for fiscal 1999. The segment's fiscal 2000 results were favorably impacted by the Company's investment in S+T combined with an improvement in the operating results of Tukaiz. Operating profit for the Bronze segment for the year ended September 30, 2000 was $33.4 million, compared to $31.8 million for fiscal 1999. The increase of $1.6 million, or 5.2%, resulted primarily from the acquisition of Caggiati S.p.A. In addition, higher sales and improved margins for architectural and memorial products more than offset a decline in profitability from mausoleum construction projects. Fiscal 2000 operating profit for the Marking Products segment was $4.7 million, representing an increase of $700,000, or 16.9%, over fiscal 1999 operating profit of $4.0 million. Higher sales in North America of ink-jet equipment and related products as a result of new product introductions and a better product mix resulted in the operating profit growth.

Investment income for the year ended September 30, 2000 was $1.8 million, compared to $1.8 million for fiscal 1999. Investment income for the prior year included equity income of $310,000 from the Company's investment in S+T, which was recorded under the equity method of accounting through the first six months of fiscal 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued.


Comparison of Fiscal 2000 and Fiscal 1999, continued:

Interest expense for the year ended September 30, 2000 was $1.5 million, compared to $867,000 for fiscal 1999. The increase in interest expense principally related to fiscal 1999 borrowings by Tukaiz and new borrowings and assumed debt in connection with the acquisition of Caggiati S.p.A.

Other income (deductions), net, for the year ended September 30, 2000 represented an increase to pre-tax income of $125,000 compared to a reduction of $570,000 for fiscal 1999. Other deductions in fiscal 1999 included costs for organizational changes and other unusual non-operating expenses. For the year ended September 30, 2000, minority interest deduction was $2.3 million, compared to $22,000 for fiscal 1999. The higher minority interest deduction in fiscal 2000 resulted from the full year impact of the consolidation of S+T and an improvement in the operating results of Tukaiz.

The Company's effective tax rate for the year ended September 30, 2000 was 39.2%, compared to 39.4% for the year ended September 30, 1999. The decline reflects a lower effective state tax rate. The difference between the Company's effective tax rate and the Federal statutory rate of 35% primarily reflects the impact of state and foreign income taxes and non-deductible goodwill amortization.


Comparison of Fiscal 1999 and Fiscal 1998:

Sales for the year ended September 30, 1999 were $239.3 million and were $27.7 million, or 13.1%, higher than sales of $211.6 million for the year ended September 30, 1998. The increase in sales for fiscal 1999 resulted from revenue growth in all three of the Company's business segments. Fiscal 1999 sales for the Bronze segment were $123.8 million, representing an increase of $17.5 million, or 16.5%, over fiscal 1998. The sales increase primarily reflected the Company's acquisitions of Gibraltar Mausoleum Construction Company ("Gibraltar") in September 1998 and Caggiati S.p.A. in June 1999. Graphics Imaging segment sales were $85.1 million in fiscal 1999, representing an increase of $9.8 million, or 13.0%, over fiscal 1998. The increase in Graphics Imaging sales resulted principally from the Company's acquisitions of a 50% interest in O.N.E. Color Communications, L.L.C. ("O.N.E.") in May 1998 and a 50% interest in S+T in September 1998. In addition, sales for the Graphics Imaging segment were favorably impacted by the installation of a commercial printing operation at Tukaiz. The increase in sales from these events was partially offset by a decline in sales for the segment's existing operations resulting from weak demand for corrugated printing plates. Marking Products segment sales for the year ended September 30, 1999 were $30.5 million, representing an increase of $400,000 over fiscal 1998. Sales for the segment's North American operations increased 7.0% over the prior year primarily as a result of new product offerings during fiscal 1999. These increases were partially offset by a decline resulting from the sale of the segment's distribution operation in France in February 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued.


Comparison of Fiscal 1999 and Fiscal 1998, continued:

Gross profit for the year ended September 30, 1999 was $103.0 million, or 43.1% of sales, compared to $93.1 million, or 44.0% of sales, for fiscal 1998. The increase in consolidated gross profit of approximately $10.0 million, or 10.7%, reflected higher gross profit levels in all three business segments. Increases in gross profit in the Bronze and Graphics Imaging segments resulted from higher sales, reflecting the Company's recent acquisitions. Gross profit as a percent of sales for the Bronze segment in fiscal 1999 was comparable with fiscal 1998 and reflected higher margins on sales of memorialization products by Caggiati S.p.A. offset by lower margins on sales of mausoleums. Fiscal 1999 gross profit as a percent of sales for the Graphics Imaging segment was lower than the prior year as a result of lower margins on the segment's pre-press sales, higher material costs related to the commercial printing operation of Tukaiz and an increase in depreciation expense due to higher levels of capital investment. Capital expenditures for the segment in fiscal 1999 included the investment by Tukaiz in commercial printing equipment and related facilities. Gross profit and gross profit as a percent of sales for the Marking Products segment for fiscal 1999 were higher than the prior year reflecting higher North American sales and an improved product mix.

Selling and administrative expenses for the year ended September 30, 1999 were $62.1 million, representing an increase of $5.0 million, or 8.7%, over $57.1 million for fiscal 1998. The increase over the prior year principally resulted from the acquisitions of O.N.E. in May 1998 and Caggiati S.p.A. in June 1999. In addition, administrative costs in the Graphics Imaging segment were higher in fiscal 1999 reflecting one-time expenses associated with implementing organizational changes. Partially offsetting these increases were lower selling and administrative costs for the Marking Products segment due to the sale of the Company's subsidiary in France and a reduction in the Company's corporate administration costs. Excluding selling and administrative expenses of Caggiati S.p.A. for the period, the Bronze segment's selling and administrative expenses declined slightly in fiscal 1999 as a result of cost improvements combined with lower incremental selling costs of Gibraltar. Consolidated selling and administrative expense as a percent of sales was 26.0% for the year ended September 30, 1999 compared to 27.0% for fiscal 1998.

Operating profit for the year ended September 30, 1999 was $40.9 million and was $5.0 million, or 14.0%, higher than fiscal 1998. The improvement for fiscal 1999 resulted from increases in the operating profits of the Bronze and Marking Products segments of 22.1% and 34.4%, respectively. Operating profit for the Bronze segment increased to $31.8 million in fiscal 1999 as a result of higher revenues from the acquisitions of Caggiati S.p.A. and Gibraltar, an increase in sales and improved margins for cremation products and improvements in the segment's selling and administrative costs. Fiscal 1999 operating profit for the Marking Products segment was $4.0 million compared to operating profit of $3.0 million in fiscal 1998. The increase primarily resulted from higher sales in the segment's North American operations as a result of new product offerings.

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

Investment income for the year ended September 30, 1999 was $1.8 million, compared to $2.5 million for fiscal 1998. The decline in investment income primarily reflected a reduction in the Company's average cash and investment balances. The Company's average cash and investment balances were lower than the prior year primarily as a result of acquisitions and stock repurchases.

Interest expense for the year ended September 30, 1999 was $867,000, compared to $466,000 for fiscal 1998. Interest expense principally related to new borrowings and assumed debt in connection with the acquisition of Caggiati S.p.A., the long-term debt and capital lease obligations of Tukaiz, and the Company's obligations related to the acquisition of O.N.E.

Other income (deductions), net, for the year ended September 30, 1999 represented a reduction to pre-tax income of $570,000, compared to a reduction of $382,000 for fiscal 1998. Fiscal 1998 included gains on the sale of various fixed assets. Minority interest, which was $22,000 for fiscal 1999,
related to income generated by Tukaiz and S+T.   Minority interest was
$461,000 for fiscal 1998. The reduction in minority interest for fiscal 1999 reflected a decline in the operating results of Tukaiz.

The Company's effective tax rate for the year ended September 30, 1999 was 39.4%, compared to 39.4% for fiscal 1998. The difference between the Company's effective tax rate and the Federal statutory rate of 35% primarily reflected the impact of state income taxes.


Comparison of Fiscal 1998 and Fiscal 1997:

Sales for the year ended September 30, 1998 were $211.6 million and were $22.4 million, or 11.9%, higher than sales of $189.2 million for the year ended September 30, 1997. The sales increase for fiscal 1998 resulted from higher sales in the Company's Graphics Imaging and Bronze segments. Fiscal 1998 sales for the Graphics Imaging segment were $75.3 million, an increase of $17.5 million, or 30%, over the prior year primarily reflecting acquisitions completed during fiscal years 1998 and 1997. The Company's acquisitions included Carolina Repro-Graphic ("Carolina") in May 1997, a 50% interest in Tukaiz in January 1997 and a 50% interest in O.N.E. in May 1998. Bronze segment sales for the year ended September 30, 1998 were $106.3 million, representing an increase of $9.9 million, or 10%, over fiscal 1997. The higher level of sales for fiscal 1998 mainly reflected an increase in the unit volumes of bronze and granite memorial products. In addition, sales of cremation equipment and cremation-related products increased for the year.

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

Interest expense for the year ended September 30, 1998 was $466,000, compared to $337,000 for fiscal 1997. Interest expense principally related to the Company's capital lease obligations. Other income (deductions), net for the year ended September 30, 1998 represented a reduction in pre-tax income of $382,000 compared to a reduction of $318,000 for fiscal 1997. Minority interest for the year ended September 30, 1998 related to Tukaiz.

The Company's effective tax rate for the year ended September 30, 1998 was 39.4%, compared to an effective rate of 39.2% for fiscal 1997. The difference between the Company's fiscal 1998 effective tax rate and the Federal statutory rate of 35% primarily reflected the impact of state income taxes.


LIQUIDITY AND CAPITAL RESOURCES:

Cash flow from operations was $38.0 million for the year ended September 30, 2000, compared to $27.8 million for fiscal 1999 and $36.2 million for fiscal 1998. Fiscal 2000 operating cash flow principally reflected the Company's net income of $27.9 million adjusted for non-cash expenses such as depreciation and amortization. Operating cash flow for fiscal 2000 also included a tax benefit of $2.4 million from exercised stock options, which was offset by net changes of $2.9 million in working capital items. Fiscal 1999 operating cash flow was impacted by an increase in accounts receivable related to mausoleum construction revenues and the payment of income tax accruals. Operating cash flow for the year ended September 30, 1998 reflected the Company's net income plus non-cash expenses and an increase in the Company's compensation-related accruals. Cash flow for fiscal 1999 and 1998 also included a tax benefit of $1.4 million and $1.5 million, respectively, from exercised stock options.

Cash used in investing activities was $24.4 million for the year ended September 30, 2000, compared to $18.0 million for fiscal 1999 and $5.7 million for fiscal 1998. Investing activities for fiscal 2000 reflected capital expenditures of $7.7 million, net purchases of investment securities of $4.9 million and payments of $12.2 million in connection with the acquisitions of Repro Busek Druckvorstufentechnik GmbH & Co. KG, Caggiati S.p.A. and S+T. Under the acquisition agreement for Caggiati S.p.A., Matthews paid cash of Lit. 20.2 billion (U.S.$10.9 million) upon closing with Lit. 7.2 billion (U.S.$3.5 million) paid on June 1, 2000 and the remaining balance of Lit. 7.2 billion payable on June 1, 2001. The purchase price for the acquisition of a 50% interest in S+T (September 1998) was paid in January 2000 in accordance with the purchase agreement. See "Acquisitions" for further discussion of the Company's acquisitions during the last three fiscal years. Matthews purchased various investment securities in the fiscal 2000 first quarter to obtain a better rate of return on the Company's excess cash.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued.


LIQUIDITY AND CAPITAL RESOURCES, continued:

Investing activities for the year ended September 30, 1999 included capital expenditures of $13.3 million and acquisitions of $10.8 million (net of cash acquired). Fiscal 1999 acquisitions consisted primarily of the purchase of Caggiati S.p.A. in June 1999. Investing activities for fiscal 1999 also reflected proceeds from the net disposition of investments of $5.5 million. Cash used in investing activities for fiscal 1998 included capital expenditures of $7.3 million and acquisitions of $16.2 million. Fiscal 1998 acquisitions included Gibraltar and a 50% interest in O.N.E. Investing activities for fiscal 1998 also included proceeds from the net disposition of investments of $16.8 million.

Capital expenditures were $7.7 million for the year ended September 30, 2000, compared to $13.3 million and $7.3 million for fiscal 1999 and 1998, respectively. Capital expenditures in each of the last three fiscal years reflected reinvestment in the Company's three business segments and were made primarily for the purchase of new manufacturing machinery, equipment and facilities designed to improve product quality, increase manufacturing efficiency, lower production costs and meet regulatory requirements. The higher level of capital expenditures in fiscal 1999 resulted primarily from investments in commercial printing equipment and facilities for Tukaiz and production equipment for the Bronze segment operations in Searcy, Arkansas. Capital expenditures for the last three fiscal years were primarily financed through operating cash and the related assets are unencumbered. The investment in commercial printing equipment and facilities for Tukaiz was partially financed through a bank loan. Capital spending for property, plant and equipment has averaged $9.4 million for the last three fiscal years. The capital budget for fiscal 2001 is $11.0 million. The Company expects to generate sufficient cash from operations to fund all anticipated capital spending projects.

Cash used in financing activities for the year ended September 30, 2000 was $14.4 million, consisting of net treasury stock purchases of $9.9 million, proceeds of $3.9 million from borrowings by Caggiati S.p.A., repayments of $5.4 million on long-term debt of Caggiati S.p.A. and Tukaiz, and dividend payments of $3.0 million ($0.1925 per share) to the Company's shareholders.

Cash used in financing activities in fiscal 1999 was $3.6 million and included borrowings of $10.9 million (Lit. 20.2 billion) for the acquisition of Caggiati S.p.A. and $4.0 million by Tukaiz to finance capital projects. Repayments under these borrowings and the Company's capital lease obligations were $1.6 million in fiscal 1999. Fiscal 1999 financing activities also included net treasury stock purchases of $14.0 million and the Company's dividends on common stock of $2.9 million ($0.1825 per share). Cash used in financing activities for the year ended September 30, 1998 was $24.5 million and consisted of net treasury stock purchases of $20.5 million, the Company's dividends on common stock of $2.8 million ($.1725 per share) and repayments under the Company's capital lease agreements of $1.2 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued.


LIQUIDITY AND CAPITAL RESOURCES, continued:

The Company has an active stock repurchase program, which was initiated in fiscal 1996. The program was extended for the third time by the Company in April 2000. Under the program, the Company's Board of Directors have authorized the repurchase of a total of 4,000,000 shares of Matthews Class A and Class B Common Stock, of which 3,164,138 shares have been repurchased as of September 30, 2000. The buy-back program is designed to increase shareholder value, enlarge the Company's holdings of its Class A and Class B Common Stock, and add to earnings per share. Repurchased shares may be retained in treasury, utilized for acquisitions, or reissued to employees or other purchasers, subject to the restrictions of the Company's Restated Articles of Incorporation.

The Company has a Revolving Credit and Term Loan Agreement. Under terms of the agreement, the Company may borrow principal amounts up to $10.0 million in the aggregate at various interest rate options approximating current market rates. The Revolving Credit and Term Loan Agreement requires the Company to maintain minimum levels of consolidated working capital and tangible net worth. No amounts were outstanding under this agreement at September 30, 2000 and 1999. The Company has a line of credit of $500,000 (Canadian dollars) which provides for borrowings at the bank's prime interest rate. The Company has a $500,000 (U.S.) foreign exchange line of credit for standby letters of credit to support performance guarantees. There were no borrowings outstanding on these lines of credit at September 30, 2000 and 1999.

Caggiati S.p.A. has several line of credit arrangements with various Italian banks. Aggregate outstanding borrowings at September 30, 2000 under the lines of credit totaled $1.5 million. The weighted-average interest rate on these borrowings, which are secured by certain trade accounts receivable, was 5.0% at September 30, 2000. Tukaiz has a line of credit of $1.5 million, which bears interest at the bank's prime rate, which was 9.5% at September 30, 2000. No amounts were outstanding under this line of credit at September 30, 2000.

Consolidated working capital of the Company was $48.0 million at September 30, 2000, compared to $36.2 million and $32.4 million at September 30, 1999 and 1998, respectively. Cash and cash equivalents were $29.2 million at September 30, 2000, compared to $31.5 million and $25.4 million at September 30, 1999 and 1998, respectively. The Company's current ratio at September 30, 2000 was 2.0, compared to 1.6 and 1.7 at September 30, 1999 and 1998, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued.


ACQUISITIONS:

On August 1, 2000, Matthews purchased a 75% interest in Repro Busek Druckvorstufentechnik GmbH & Co. KG ("Busek"), which is headquartered in Vienna, Austria. Products and services of Busek include pre-press packaging, digital and analog flexographic printing plates, design, art work, lithography and color separation. Busek serves customers in Austria, Hungary, Poland and the Czech Republic. The combination of the Company's Graphics Imaging business and Busek is an important part of Matthews' strategy to become a worldwide leader in the graphics industry and service multinational customers on a global basis.

Matthews completed the largest acquisition in its history on June 1, 1999 with the purchase of Caggiati S.p.A. Caggiati S.p.A., with consolidated annual sales of approximately $25 million (U.S.), is the leading supplier of bronze memorialization products in Europe. Caggiati S.p.A. is based in Colorno (Parma), Italy and has two subsidiaries: Caggiati Espana S.A. in Valencia, Spain and Caggiati France S.a.r.l. in Lyon, France. The purchase price was Lit. 34.6 billion (U.S.$19.0 million) cash plus the assumption of bank debt of Lit. 10.2 billion (U.S.$5.5 million) and certain other trade liabilities. Matthews paid cash of Lit. 20.2 billion (U.S.$10.9 million) upon closing with Lit. 7.2 billion (U.S.$3.5 million) paid on June 1, 2000 and the remaining balance of Lit. 7.2 billion payable on June 1, 2001. Interest at an annual rate of 5% is payable on the deferred payments. The cash payments were financed through borrowings from an Italian bank, UniCredito Italiano, Parma, Italy. The combination of Matthews and Caggiati S.p.A. is an important part of Matthews' strategy to enhance its position as the worldwide leader in the memorialization industry.

Acquisitions in fiscal 1998 totaled approximately $23.0 million and included Gibraltar, a fifty percent interest in S+T and a fifty percent interest in O.N.E. In September 1998, Matthews purchased the assets of Gibraltar, which is a leading builder of mausoleums in the United States. The acquisition of Gibraltar is intended to expand Matthews' products and services in the growing segments in the memorial industry of cremation and mausoleum entombment.

In September 1998, Matthews acquired a fifty percent interest in S+T. The operations of S+T, located in Julich, Germany, consist principally of flexographic printing preparation and the manufacture of photopolymer printing plates for the European packaging industry. The investment in S+T was recorded under the equity method of accounting until March 31, 1999. As a result of a change in control of S+T, the consolidated financial statements of Matthews included the accounts of S+T effective April 1, 1999. The combination of Matthews and S+T is an important part of Matthews' strategy to become a worldwide leader in the graphics industry and serve multinational customers on a global basis.

In May 1998, Matthews acquired a fifty percent interest in O.N.E., a digital graphics service company located in Oakland, California. O.N.E. provides digital graphic services to advertising agencies and packaging markets. The combination of Matthews and O.N.E. is an integral part of Matthews' strategy to become a worldwide leader in advanced applications of digital graphics.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued.


ACQUISITIONS, continued:

Matthews has accounted for these acquisitions using the purchase method and, accordingly, recorded the acquired assets and liabilities at their estimated fair values at the acquisition dates. Any excess of purchase price over the fair value of net assets acquired has been recorded as goodwill to be amortized on a straight-line basis over periods ranging from 20 to 25 years.



SUBSEQUENT EVENTS:

On October 21, 2000, Matthews acquired certain assets and liabilities of The SLN Group, Inc. ("SLN"). SLN, located in Nanuet, New York, is a manufacturer and marketer of photo-etched metal plaques and water-jet cut letters and logos. The acquisition of SLN is intended to broaden Matthews' offerings for identification and recognition products. On November 21, 2000, Matthews acquired Press Ready Plate, Inc. ("Press Ready"). Press Ready, located in Kansas City, Missouri, provides pre-press services and printing plates to the flexible packaging industry. The acquisition of Press Ready is designed to increase Matthews' presence in the market for pre-press services used by the flexible packaging industry.

On December 7, 2000, Matthews signed an agreement for the sale of its fifty percent interest in Tukaiz. Net proceeds to Matthews from the sale, after the repayment of intercompany debt, will approximate $10.0 million. The transaction, which is expected to close before January 31, 2001, is contingent on certain factors including the purchaser's ability to complete financing arrangements. All intercompany debt provided by Matthews to Tukaiz, including a $5.5 million Subordinated Convertible Note, will be repaid upon the closing of this transaction.



FORWARD-LOOKING INFORMATION:

The Company's objective with respect to operating performance is to increase annual earnings per share in the range of 12% to 15% annually. For the past six fiscal years, the Company has achieved an average annual increase in earnings per share of 14.6%.

Matthews International Corporation has a three-pronged strategy to attain the annual growth rate objective, which has remained unchanged from the prior year. This strategy consists of the following: internal growth (which includes new product development and the expansion into new markets with existing products), acquisitions and share repurchases under the Company's stock repurchase program (see "Liquidity and Capital Resources").

For the fiscal year ended September 30, 2001, the Company expects to achieve growth in earnings per share, excluding any one-time gain on the proposed sale of Tukaiz, in line with its annual objectives.

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



ACCOUNTING PRONOUNCEMENT:

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 101 outlines basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. The Company will be required to implement SAB No. 101 in the fourth quarter of its fiscal year ending September 30, 2001. The provisions of SAB No. 101 are not expected to have a material impact on the Company's consolidated financial statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


Description                                                              Pages
-----------                                                              -----

Report of Independent Accountants                                          28

Consolidated Balance Sheet                                               29-30

Consolidated Statement of Income                                           31

Consolidated Statement of Shareholders' Equity                             32

Consolidated Statement of Cash Flows                                       33

Notes to Consolidated Financial Statements                               34-52

Supplementary Financial Information                                        53

                       REPORT OF INDEPENDENT ACCOUNTANTS






To the Shareholders and
  Board of Directors of
  Matthews International Corporation:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Matthews International Corporation and subsidiaries at September 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.





PRICEWATERHOUSECOOPERS LLP


Pittsburgh, Pennsylvania
November 16, 2000, except for
Note 16, as to which the date
is December 7, 2000.

                 MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEET
                             September 30, 2000 and 1999
                                     ----------

ASSETS                                                         2000            1999
                                                               ----            ----
Current assets:
  Cash and cash equivalents                               $ 29,150,118    $ 31,531,686
  Short-term investments                                     1,321,226         147,114
  Accounts receivable, net of allowance
    for doubtful accounts of $2,467,619
    and $2,397,015, respectively                            44,818,961      45,949,743
  Inventories (Note 3)                                      16,849,446      16,400,477
  Deferred income taxes                                        977,525         966,019
  Other current assets                                       1,715,514       1,896,322
                                                            ----------      ----------
    Total current assets                                    94,832,790      96,891,361



Investments (Note 4)                                        14,802,809      11,312,730



Property, plant and equipment, net (Note 5)                 48,467,246      50,670,747



Deferred income taxes (Note 11)                              6,899,048       7,509,257



Other assets                                                 6,951,511       6,130,466



Goodwill, net of accumulated amortization of
  $7,319,088 and $5,245,992, respectively                   48,712,046      53,163,011
                                                           -----------     -----------


  Total assets                                            $220,665,450    $225,677,572
                                                           ===========     ===========

The accompanying notes are an integral part of these consolidated financial statements.

                 MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEET, continued
                             September 30, 2000 and 1999
                                     ----------

LIABILITIES AND SHAREHOLDERS' EQUITY                           2000            1999
                                                               ----            ----
Current liabilities:
  Long-term debt, current maturities                      $  3,478,218    $  7,604,443
  Trade accounts payable                                    10,075,166       9,798,531
  Accrued compensation                                       8,710,178      10,218,612
  Accrued vacation pay                                       3,955,924       3,983,468
  Profit distribution to employees                           4,063,092       3,925,566
  Accrued income taxes                                         270,124         818,324
  Customer prepayments                                       5,874,352       6,825,149
  Postretirement benefits, current portion                     781,197         790,809
  Other current liabilities                                  9,623,891      16,722,175
                                                            ----------      ----------
    Total current liabilities                               46,832,142      60,687,077

Long-term debt (Note 6)                                     13,908,448      14,144,038

Estimated finishing costs                                    4,071,884       4,059,837

Postretirement benefits other than pensions (Note 10)       18,991,385      19,513,936

Other liabilities                                           10,005,882      12,650,753

Commitments and contingent liabilities (Note 12)

Shareholders' equity (Notes 2, 7 and 8):
  Common stock:
    Class A, $1.00 par value, authorized 70,000,000
      shares, 15,033,485 and 14,777,391 shares issued
      at September 30, 2000 and 1999, respectively          15,033,485      14,777,391
    Class B, $1.00 par value, authorized 30,000,000
      shares, 3,133,511 and 3,389,605 shares issued
      at September 30, 2000 and 1999, respectively           3,133,511       3,389,605
  Preferred stock, $100 par value, authorized 10,000
    shares, none issued                                          -               -
  Retained earnings                                        174,689,060     152,098,622
  Accumulated other comprehensive income (loss)             (9,177,176)     (3,970,000)
  Notes receivable                                              (6,596)        (54,800)
  Treasury stock, 2,663,117 and 2,507,232 shares at
   September 30, 2000 and 1999, respectively, at cost      (56,816,575)    (51,618,887)
                                                           -----------     -----------
  Total shareholders' equity                               126,855,709     114,621,931
                                                           -----------     -----------

  Total liabilities and shareholders' equity              $220,665,450    $225,677,572
                                                           ===========     ===========

The accompanying notes are an integral part of these consolidated financial statements.

                  MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED STATEMENT OF INCOME
                 for the years ended September 30, 2000, 1999 and 1998
                                      ----------

                                                 2000           1999           1998
                                                 ----           ----           ----
Sales                                       $262,364,902   $239,329,223   $211,622,057
Cost of goods sold                           144,276,094    136,292,528    118,571,835
                                             -----------    -----------    -----------
  Gross profit                               118,088,808    103,036,695     93,050,222

Selling expense                               42,923,270     36,877,151     33,646,395
Administrative expense                        27,389,486     25,211,553     23,474,883
                                             -----------    -----------    -----------
  Operating profit                            47,776,052     40,947,991     35,928,944

Investment income                              1,827,884      1,788,135      2,511,552
Interest expense                              (1,487,883)      (867,400)      (466,304)
Other income (deductions), net                   125,437       (569,992)      (380,860)
Minority interest                             (2,303,140)       (22,075)      (461,049)
                                             -----------    -----------    -----------

Income before income taxes                    45,938,350     41,276,659     37,132,283

Income taxes (Note 11)                        18,015,431     16,260,957     14,630,591
                                             -----------    -----------    -----------

Net income                                  $ 27,922,919   $ 25,015,702   $ 22,501,692
                                             ===========    ===========    ===========


Earnings per share (Notes 2 and 9):
  Basic                                         $ 1.80         $ 1.58         $ 1.38
                                                  ====           ====           ====
  Diluted                                       $ 1.76         $ 1.54         $ 1.34
                                                  ====           ====           ====


The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
for the years ended September 30, 2000, 1999 and 1998
----------

                                                                        Accumulated
                                                                           Other
                                  Common     Additional                Comprehensive      Notes
                                   Stock       Paid-in      Retained   Income (Loss)   Receivable     Treasury
                                 (Note 7)      Capital      Earnings    (net of tax)     (Note 7)       Stock         Total
                                ----------   ----------   -----------  -------------   ----------   -----------    ----------
Balance, September 30, 1997    $ 9,083,498  $ 6,688,414  $115,179,462   $(3,434,370)  $  (912,060) $(22,438,869) $104,166,075
Net income                           -            -        22,501,692         -             -             -        22,501,692
Unrealized gains (losses)            -            -             -           273,095         -             -           273,095
Minimum pension liability            -            -             -          (134,087)        -             -          (134,087)
Translation adjustment               -            -             -        (1,094,706)        -             -        (1,094,706)
 Total comprehensive income                                                                                        21,545,994
Treasury stock transactions:
 Purchase of 1,034,384 shares        -            -             -             -             -       (23,069,770)  (23,069,770)
 Issuance of 304,366 shares
  under stock plans                  -       (1,144,117)     (287,282)        -             -         5,433,459     4,002,060
Stock split, two-for-one         9,083,498   (5,544,297)   (3,539,201)        -             -             -             -
Dividends, $.1725 per share          -            -        (2,793,034)        -             -             -        (2,793,034)
Payments on notes receivable         -            -             -             -           458,971         -           458,971
                                ----------   ----------   -----------     ---------     ---------    ----------   -----------
Balance, September 30, 1998     18,166,996        -       131,061,637    (4,390,068)     (453,089)  (40,075,180)  104,310,296
Net income                           -            -        25,015,702         -             -             -        25,015,702
Unrealized gains (losses)            -            -             -          (204,977)        -             -          (204,977)
Minimum pension liability            -            -             -           278,315         -             -           278,315
Translation adjustment               -            -             -           346,730         -             -           346,730
 Total comprehensive income                                                                                        25,435,770
Treasury stock transactions:
 Purchase of 543,384 shares          -            -             -             -             -       (15,723,226)  (15,723,226)
 Issuance of 192,736 shares
  under stock plans                  -            -        (1,101,157)        -             -         4,179,519     3,078,362
Dividends, $.1825 per share          -            -        (2,877,560)        -             -             -        (2,877,560)
Payments on notes receivable         -            -             -             -           398,289         -           398,289
                                ----------   ----------   -----------     ---------     ---------    ----------   -----------
Balance, September 30, 1999    $18,166,996  $     -      $152,098,622   $(3,970,000)  $   (54,800) $(51,618,887) $114,621,931
Net income                           -            -        27,922,919         -             -             -        27,922,919
Unrealized gains (losses)            -            -             -            35,649         -             -            35,649
Minimum pension liability            -            -             -          (726,918)        -             -          (726,918)
Translation adjustment               -            -             -        (4,515,907)        -             -        (4,515,907)
 Total comprehensive income                                                                                        22,715,743
Treasury stock transactions:
 Purchase of 509,246 shares          -            -             -             -             -       (13,224,865)  (13,224,865)
 Issuance of 353,361 shares
  under stock plans                  -            -        (2,354,397)        -             -         8,027,177     5,672,780
Dividends, $.1925 per share          -            -        (2,978,084)        -             -             -        (2,978,084)
Payments on notes receivable         -            -             -             -            48,204         -            48,204
                                ----------   ----------   -----------     ---------     ---------    ----------   -----------
Balance, September 30, 2000    $18,166,996  $     -      $174,689,060   $(9,177,176)  $    (6,596) $(56,816,575) $126,855,709
                                ==========   ==========   ===========     =========     =========    ==========   ===========

                     The accompanying notes are an integral part of these consolidated financial statements.

                      MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED STATEMENT OF CASH FLOWS
                     for the years ended September 30, 2000, 1999 and 1998
                                          ----------

                                                         2000          1999          1998
                                                         ----          ----          ----
Cash flows from operating activities:
 Net income                                          $27,922,919   $25,015,702   $22,501,692
 Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization                       12,007,360    10,609,368     8,033,101
  Change in deferred taxes                             1,040,663       616,479    (2,201,507)
  Changes in working capital items (Note 13)          (2,917,399)   (8,923,444)    5,742,946
  (Increase) decrease in other assets                   (971,529)     (110,070)      381,243
  Increase in estimated finishing costs                   12,047       228,163       522,576
  Increase (decrease) in other liabilities              (594,644)   (1,105,873)       72,462
  Decrease in postretirement benefits                   (532,163)     (526,939)     (471,523)
  Tax benefit on exercised stock options               2,370,000     1,400,000     1,452,981
  (Gain) loss on dispositions of assets                  569,717       143,345       (55,818)
  Net (gain) loss on investments                         112,801       (94,744)       60,657
  Effect of exchange rate changes on operations       (1,053,617)      522,515       197,107
                                                      ----------    ----------    ----------
   Net cash provided by operating activities          37,966,155    27,774,502    36,235,917
                                                      ----------    ----------    ----------
Cash flows from investing activities:
 Capital expenditures                                 (7,674,088)  (13,282,403)   (7,332,691)
 Proceeds from dispositions of assets                    366,488       200,987       549,731
 Acquisitions, net of cash acquired                  (12,244,568)  (10,797,675)  (16,221,247)
 Purchases of investment securities                   (6,967,213)     (787,785)   (1,773,193)
 Proceeds from dispositions of investments             2,052,745     6,316,700    18,576,625
 Payments on notes receivable                             48,204       398,289       458,971
                                                      ----------    ----------    ----------
   Net cash used in investing activities             (24,418,432)  (17,951,887)   (5,741,804)
                                                      ----------    ----------    ----------
Cash flows from financing activities:
 Proceeds from long-term debt                          3,943,368    14,950,926         -
 Payments on long-term debt                           (5,401,462)   (1,602,541)   (1,190,620)
 Proceeds from the sale of treasury stock              3,302,780     1,678,362     2,549,079
 Purchases of treasury stock                         (13,224,865)  (15,723,226)  (23,069,770)
 Dividends                                            (2,978,084)   (2,877,560)   (2,793,034)
                                                      ----------    ----------    ----------
   Net cash used in financing activities             (14,358,263)   (3,574,039)  (24,504,345)
                                                      ----------    ----------    ----------
Effect of exchange rate changes on cash               (1,571,028)      (86,724)     (578,646)
                                                      ----------    ----------    ----------
Net change in cash and cash equivalents               (2,381,568)    6,161,852     5,411,122
Cash and cash equivalents at beginning of year        31,531,686    25,369,834    19,958,712
                                                      ----------    ----------    ----------
Cash and cash equivalents at end of year             $29,150,118   $31,531,686   $25,369,834
                                                      ==========    ==========    ==========
Cash paid during the year for:
  Interest                                           $ 1,487,883   $   867,400   $   466,304
  Income taxes                                        15,617,719    17,446,574    14,436,012
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

The Company has manufacturing and marketing facilities in the United States, Australia, Canada and Europe.



2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation:

The consolidated financial statements include all majority-owned foreign and domestic subsidiaries. The consolidated financial statements also include the accounts of the Company's 50%-owned affiliates, Tukaiz Communications, L.L.C. ("Tukaiz"), O.N.E. Color Communications, L.L.C. ("O.N.E.") and, effective April 1, 1999, S+T GmbH & Co. KG ("S+T"). All intercompany accounts and transactions have been eliminated.

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

                                  ----------


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued:

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

Foreign Currency:

Balance sheet accounts for foreign subsidiaries are translated into U.S. dollars at exchange rates in effect at the consolidated balance sheet date. Gains or losses that result from this process are recorded in other comprehensive income. The cumulative translation adjustment at September 30, 2000 and 1999 was a reduction in accumulated other comprehensive income of $8,412,467 and $3,896,560, respectively. The revenue and expense accounts of foreign subsidiaries are translated into U.S. dollars at the average exchange rates that prevailed during the period.

Cash and Cash Equivalents:

For purposes of the consolidated statement of cash flows, the Company considers all investments purchased with a remaining maturity of three months or less to be cash equivalents. The carrying amount of cash and cash equivalents approximates fair value due to the short-term maturities of these instruments. At September 30, 2000, a significant portion of the Company's cash and cash equivalents was invested with two financial institutions.

Inventories:

Inventories are stated at the lower of cost or market with cost generally determined under the average cost method.

Property, Plant and Equipment:

Property, plant and equipment are carried at cost. Depreciation is computed primarily on the straight-line method over the estimated useful lives of the assets, which generally range from 10 to 45 years for buildings and 3 to 12 years for machinery and equipment. Gains or losses from the disposition of assets are generally included in other income or other deductions from income. The cost of maintenance and repairs is charged against income as incurred. Renewals and betterments of a nature considered to extend the useful lives of the assets are capitalized.

                                  ----------


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued:

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

Treasury Stock:

Treasury stock is carried at cost. The cost of treasury shares sold is determined under the average cost method. At September 30, 2000, treasury stock consisted of 1,527,645 shares of Class A Common Stock and 1,135,472 shares of Class B Common Stock. At September 30, 1999, treasury stock consisted of 1,536,864 shares of Class A Common Stock and 970,368 shares of Class B Common Stock.

Income Taxes:

Deferred tax assets and liabilities are provided for the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse. Deferred income taxes for U.S. tax purposes have not been provided on the undistributed earnings of foreign subsidiaries, as such earnings are considered to be reinvested indefinitely. At September 30, 2000, undistributed earnings for which deferred U.S. income taxes have not been provided approximated $4,900,000. Determination of the amount of unrecognized U.S. deferred tax liability on these unremitted earnings is not practical as any taxes paid upon distribution to the Company would be offset, at least in part, by foreign tax credits under U.S. tax regulations.

Research and Development Expenses:

Research and development costs are expensed as incurred and approximated $1,900,000, $2,000,000 and $1,700,000 for the years ended September 30, 2000,
1999 and 1998, respectively.

Earnings Per Share:

Basic earnings per share is computed by dividing net income by the average number of common shares outstanding. Diluted earnings per share is computed using the treasury stock method which assumes the issuance of common stock for all dilutive securities.

                                  ----------


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued:

Revenue Recognition:

Revenues are generally recognized at the time of product shipment, except for construction revenues which are recognized under the percentage-of-completion method of accounting.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 101 outlines basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. The Company will be required to implement SAB No. 101 in the fourth quarter of its fiscal year ending September 30, 2001. The provisions of SAB No. 101 are not expected to have a material impact on the Company's consolidated financial statements.


Reclassifications:

Certain amounts in the 1999 and 1998 consolidated financial statements have been reclassified to conform to current year presentation.



3.  INVENTORIES:

Inventories at September 30 consisted of the following:
                                                     2000           1999
                                                     ----           ----

Materials and finished goods                     $14,927,664    $14,883,879
Labor and overhead in process                      1,498,130      1,212,485
Supplies                                             423,652        304,113
                                                  ----------     ----------
                                                 $16,849,446    $16,400,477
                                                  ==========     ==========



4.  INVESTMENTS:

Investment securities are recorded at estimated market value at the consolidated balance sheet date and are classified as available-for-sale. Short-term investments consisted principally of corporate obligations with purchased maturities of over three months but less than one year. The cost of short-term investments approximated market value at September 30, 2000 and 1999. Investments classified as non-current consisted of securities of the U.S. government and its agencies and corporate obligations with purchased maturities in the range of one to five years. Accrued interest on all investment securities was classified with short-term investments.

                                  ----------


4.  INVESTMENTS, continued:

Unrealized gains and losses on investment securities, including related deferred taxes, are reflected in other comprehensive income. Realized gains and losses are based on the specific identification method and are recorded in investment income. Realized losses for fiscal 2000 were $29,505. Realized gains for fiscal 1999 and 1998 were $17,325 and $39,716, respectively. Bond premiums and discounts are amortized on the straight-line method, which does not significantly differ from the interest method.

At September 30, 2000 and 1999, investments classified as non-current were as follows:
                          Book Value      Gross        Gross
                          (Amortized   Unrealized   Unrealized     Market
                             Cost)        Gains       Losses        Value
                          ----------   ----------   ----------    ---------
September 30, 2000:
------------------
U.S. government and
  its agencies           $ 7,194,946    $ 43,915     $ 27,731   $ 7,211,130
Corporate obligations      5,013,057      32,176       12,253     5,032,980
Other                        159,470         -            -         159,470
                          ----------     -------      -------    ----------
  Total                  $12,367,473    $ 76,091     $ 39,984   $12,403,580
                          ==========     =======      =======    ==========

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
                          ==========     =======      =======    ==========

Investments also included the Company's 49% ownership interest in Applied Technology Developments, Ltd. ("ATD"), which was $1,735,258 and $2,035,001 at September 30, 2000 and 1999, respectively. The investment in ATD is recorded under the equity method of accounting. Income under the equity method of accounting is recorded in investment income. In addition, investments included ownership interests in various affiliates of less than 20%, which totaled $663,971 and $529,944 at September 30, 2000 and 1999, respectively. Investments with ownership interests less than 20% are recorded under the cost method of accounting.

                                  ----------


5.  PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment and the related accumulated depreciation at September 30, 2000 and 1999 were as follows:
                                                     2000           1999
                                                     ----           ----
Buildings                                        $25,380,612    $24,387,333
Machinery and equipment                           65,161,678     59,242,710
                                                  ----------     ----------
                                                  90,542,290     83,630,043
Less accumulated depreciation                    (45,640,252)   (39,107,236)
                                                  ----------     ----------
                                                  44,902,038     44,522,807
Land                                               2,946,592      3,019,778
Construction in progress                             618,616      3,128,162
                                                  ----------     ----------
                                                 $48,467,246    $50,670,747
                                                  ==========     ==========


6.  LONG-TERM DEBT:

Long-term debt at September 30, 2000 and 1999 consisted of the following:

                                                     2000           1999
                                                     ----           ----
Note payable to bank, 4.145%                     $ 8,432,733    $10,966,546
Note payable to bank, 5.5%                         3,542,463          -
Note payable to bank, 6.7%                         3,142,857      3,714,286
Capital lease obligations                            790,022      1,482,334
                                                  ----------     ----------
                                                  15,908,075     16,163,166
Less current maturities                           (1,999,627)    (2,019,128)
                                                  ----------     ----------
                                                 $13,908,448    $14,144,038
                                                  ==========     ==========

In June 1999, a portion of the purchase price of Caggiati S.p.A. was financed through a loan of Lit. 20.2 billion (U.S.$10,900,000) from an Italian bank, UniCredito Italiano, Parma, Italy. The loan amortization period is 15 years with interest at an annual rate of 4.145%, subject to renewal after five and ten years at an interest rate approximating current market rates. In June 2000, the first deferred payment due in connection with the purchase of Caggiati S.p.A. (Note 15) was financed through a loan of Lit. 7.9 billion (U.S.$3,600,000) from UniCredito Italiano. The loan amortization period is 14 years with interest at an annual rate of 5.5%, subject to renewal after five and ten years at an interest rate approximating current market rates.

In 1999, Tukaiz entered into a note payable with a bank for an original amount of $4,000,000. The note, which bears interest at an annual rate of 6.7%, matures in March 2002 and is collateralized by assets of Tukaiz.

                                  ----------


6.  LONG-TERM DEBT, continued:

Aggregate maturities of the loans payable to banks for the next five fiscal years are as follows:

     2001                                            $1,442,328
     2002                                             3,442,325
     2003                                               870,898
     2004                                               870,898
     2005                                               870,898
                                                      ---------
                                                     $7,497,347
                                                      =========

The carrying amounts of the Company's borrowings under its financing arrangements approximate their fair value. In connection with the acquisition of Caggiati S.p.A. (Note 15), the Company assumed bank debt of $5,500,000.

Long-term debt, current maturities, also included short-term borrowings of $1,478,591 and $5,585,315 at September 30, 2000 and 1999, respectively.
Short-term borrowings consisted principally of several line of credit arrangements by Caggiati S.p.A. for working capital requirements. The weighted-average interest rate on these borrowings, which are secured by certain trade accounts receivable, was 5.0% at September 30, 2000. Short-term borrowings at September 30, 1999 also included $365,000 by Tukaiz under a line of credit. Tukaiz has a line of credit of $1,500,000, which bears interest at the bank's prime rate, which was 9.5% at September 30, 2000. No amounts were outstanding under this line of credit at September 30, 2000.

The Company's capital lease agreements expire within three years and generally provide for renewal or purchase options. Remaining future minimum lease payments under capital leases are as follows:

     2001                                             $ 610,458
     2002                                               275,233
     2003                                                13,663
                                                       --------
                                                        899,354
     Less amount representing interest                 (109,332)
                                                       --------
                                                      $ 790,022
                                                       ========

Assets under capital lease agreements are amortized by the straight-line method over the estimated useful lives of the assets. Cost and accumulated amortization of assets under capital lease agreements were $2,969,280 and $2,609,287, respectively, at September 30, 2000 and $2,976,310 and $2,226,925,
respectively, at September 30, 1999.

                                  ----------


6.  LONG-TERM DEBT, continued:

The Company has a Revolving Credit and Term Loan Agreement. Under terms of the agreement, the Company may borrow principal amounts up to $10,000,000 in the aggregate at various interest rate options approximating current market rates. The Revolving Credit and Term Loan Agreement requires the Company to maintain minimum levels of consolidated working capital and tangible net worth. At September 30, 2000 and 1999, no amounts were outstanding under this agreement.

The Company has a line of credit of $500,000 (Canadian dollars), which provides for borrowings at the bank's prime interest rate. The Company has a $500,000 (U.S.) foreign exchange line of credit for standby letters of credit to support performance guarantees. There were no borrowings outstanding on these lines of credit at September 30, 2000 and 1999.



7.  SHAREHOLDERS' EQUITY:

The authorized common stock of the Company consists of 100,000,000 shares, divided into two classes: Class A Common Stock, 70,000,000 shares, $1 par value, and Class B Common Stock, 30,000,000 shares, $1 par value. Shares of Class A Common Stock have one vote per share and are freely transferable subject to applicable securities laws. Shares of Class B Common Stock have ten votes per share and are only transferable by a shareholder to the Company or to an active employee of the Company. The Company may, at its discretion, purchase such shares at the fair market value per share of the Company's
Class A Common Stock or permit shareholders to tender such shares to the Company in exchange for an equal number of shares of Class A Common Stock.
For the fiscal years ended September 30, 2000, 1999 and 1998, 256,094, 362,447 and 645,226 shares, respectively, of Class B Common Stock were exchanged for an equal number of shares of Class A Common Stock.

The Company has an active stock repurchase program, which was initiated in fiscal 1996. The program was extended for the third time by the Company in April 2000. Under the program, the Company's Board of Directors have authorized the repurchase of a total of 4,000,000 shares of Matthews Class A and Class B Common Stock, of which 3,164,138 shares have been repurchased as of September 30, 2000. The buy-back program is designed to increase shareholder value, enlarge the Company's holdings of its Class A and Class B Common Stock, and add to earnings per share. Repurchased shares may be retained in treasury, utilized for acquisitions, or reissued to employees or other purchasers, subject to the restrictions of the Company's Restated Articles of Incorporation.

Shareholders' equity includes notes receivable from employees which resulted from purchases of common stock by designated employees under the Employees' Stock Purchase Plan. Each note bears interest at 6.5% per annum and is due five years from the date of its execution, which period may be, and in some instances has been, extended by the Executive Committee. There were 27,000 shares of the Company's Class B Common Stock owned by borrowers and pledged as collateral on the notes as of September 30, 2000.

                                  ----------


7.  SHAREHOLDERS' EQUITY:

Comprehensive income consists of net income adjusted for changes, net of any related income tax effect, in cumulative foreign currency translation, unrealized investment gains and losses and minimum pension liability.



8.  STOCK PLANS:

The Company has a stock incentive plan which provides for grants of incentive stock options, nonstatutory stock options and restricted share awards. The plan is administered by the Compensation Committee of the Board of Directors. The aggregate number of shares of the Company's common stock which may be issued upon exercise of the stock options and pursuant to the restricted share awards was 2,325,582 shares at September 30, 2000. The option price for each stock option which may be granted under the plan may not be less than the fair market value of the Company's common stock on the date of grant.

Outstanding stock options are exercisable in various share amounts based on the attainment of certain market value levels of Class A Common Stock but, in the absence of such events, are exercisable in full for a one-week period beginning five years from the date of grant. In addition, options granted after September 1996 vest in one-third increments after three, four and five years, respectively, from the grant date (but, in any event, not until the attainment of the certain market value levels described above). The options expire on the earlier of ten years from the date of grant, upon employment termination, or within specified time limits following voluntary employment termination (with the consent of the Company), retirement or death.

The Company has elected to account for its stock incentive plan under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." If compensation cost had been determined under SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income and diluted earnings per share would have been as follows:

                                        2000           1999           1998
                                        ----           ----           ----
Net income, as reported             $27,922,919    $25,015,702    $22,501,692
Net income, pro forma                26,357,128     23,851,524     21,967,279
Earnings per share, as reported           $1.76          $1.54          $1.34
Earnings per share, pro forma              1.66           1.47           1.31

The weighted-average fair value of options granted was $10.74 per share in 2000, $11.61 per share in 1999 and $7.69 per share in 1998.

                                  ----------


8.  STOCK PLANS, continued:

The fair value of each option grant is estimated on the date of grant using a Black-Scholes based pricing model with the following assumptions:

                                         2000          1999          1998
                                         ----          ----          ----
Expected volatility                      26.0%         24.8%         23.1%
Dividend yield                            0.8%          0.8%          0.7%
Average risk-free interest rate           5.8%          6.3%          4.8%
Average expected term (years)             8.3           8.0           7.7

The transactions for shares under options were as follows:

                                         2000          1999          1998
                                         ----          ----          ----
Outstanding, beginning of year:
  Number                             1,949,350     1,482,650     1,593,766
  Weighted-average exercise price       $18.67        $13.20        $11.12
Granted:
  Number                               111,550       699,800       226,500
  Weighted-average exercise price       $25.69        $27.93        $21.54
Exercised:
  Number                               350,501       192,300       304,366
  Weighted-average exercise price       $ 9.27        $ 8.82        $ 8.38
Expired or forfeited:
  Number                                11,466        40,800        33,250
  Weighted-average exercise price       $21.81        $25.06        $14.06
Outstanding, end of year:
  Number                             1,698,933     1,949,350     1,482,650
  Weighted-average exercise price       $21.05        $18.67        $13.20
Exercisable, end of year:
  Number                               292,627       430,000       622,300
  Weighted-average exercise price       $12.95        $ 9.35        $ 9.18
Shares reserved for future options,
  end of year                          626,649       399,615       151,314

The following tables summarize certain stock option information at September 30, 2000:

Options outstanding:
-------------------
Range of                             Weighted-average       Weighted-average
exercise price            Number      remaining life         exercise price
--------------           --------    ----------------       ----------------
$7.13 and $13.00           85,000           4.8                  $ 9.96
$14.06 - $17.38           622,883           6.2                   14.18
$21.41                    206,500           7.2                   21.41
$27.69 - $30.69           675,500           8.4                   27.94
$25.69                    109,050           9.1                   25.69
                        ---------           ---                   -----
                        1,698,933           7.3                  $21.05
                        =========           ===                   =====

                                  ----------


8.  STOCK PLANS, continued:

Options exercisable:
-------------------
Range of                                                    Weighted-average
exercise price                            Number             exercise price
--------------                           -------            ----------------
$7.13 and $13.00                          85,000                 $ 9.96
$14.06 - $17.38                          207,627                  14.18
                                         -------                  -----
                                         292,627                 $12.95
                                         =======                  =====

Under the Company's Director Fee Plan, directors who are not also officers of the Company each receive, as an annual retainer fee, shares of the Company's Class A Common Stock equivalent to approximately $16,000. Directors may also elect to receive the common stock equivalent of meeting fees. Each director may elect to be paid these shares on a current basis or have such shares credited to a deferred stock account as phantom stock, with such shares to be paid to the director subsequent to leaving the Board. The value of deferred shares is recorded in other liabilities. Shares deferred under the Director Fee Plan at September 30, 2000, 1999 and 1998 were 24,007, 23,072 and 20,658, respectively.



9.  EARNINGS PER SHARE
                                      2000           1999           1998
                                      ----           ----           ----

Net income                        $27,922,919    $25,015,702    $22,501,692
                                   ==========     ==========     ==========

Weighted-average common
  shares outstanding               15,515,508     15,851,393     16,336,359
Dilutive securities,
  primarily stock options             336,069        389,760        433,855
                                   ----------     ----------     ----------
Diluted weighted-average
  common shares outstanding        15,851,577     16,241,153     16,770,214
                                   ==========     ==========     ==========

Basic earnings per share                $1.80          $1.58          $1.38
                                         ====           ====           ====

Diluted earnings per share              $1.76          $1.54          $1.34
                                         ====           ====           ====

                                  ----------


10.  PENSION AND OTHER POSTRETIREMENT PLANS:

The Company provides defined benefit pension and other postretirement plans to certain employees. The following provides a reconciliation of benefit obligations, plan assets and funded status of the plans:

                                             Pension              Other Postretirement
                                    ------------------------    -------------------------
                                        2000         1999           2000          1999
                                    -----------  -----------    -----------   -----------
Change in benefit obligation:
 Benefit obligation, beginning     $ 55,959,448  $54,747,545   $ 12,563,366  $ 12,069,729
 Service cost                         2,452,406    2,161,278        268,247       321,533
 Interest cost                        3,954,490    3,724,617        882,177       816,476
 Assumption changes                       -       (1,961,143)         -          (367,573)
 Actuarial (gain) loss                  693,879      (51,860)       200,431       474,566
 Benefit payments                    (2,826,557)  (2,660,989)      (931,337)     (751,365)
                                     ----------   ----------     ----------    ----------
 Benefit obligation, ending          60,233,666   55,959,448     12,982,884    12,563,366
                                     ----------   ----------     ----------    ----------
Change in plan assets:
 Fair value, beginning               69,656,767   59,314,028         -              -
 Actual return                       31,049,431   12,775,502         -              -
 Benefit payments                    (2,826,557)  (2,660,989)     (931,337)      (751,365)
 Employer contributions                 228,226      228,226       931,337        751,365
                                     ----------   ----------    ----------     ----------
 Fair value, ending                  98,107,867   69,656,767         -              -
                                     ----------   ----------    ----------     ----------

Funded status                        37,874,201   13,697,319   (12,982,884)   (12,563,366)
Unrecognized transition asset             -         (403,800)        -              -
Unrecognized actuarial (gain) loss  (36,403,625) (12,578,346)    2,968,871      3,026,261
Unrecognized prior service cost         736,266      898,163    (9,758,569)   (10,767,640)
                                     ----------   ----------    ----------     ----------

Net amount recognized              $  2,206,842  $ 1,613,336  $(19,772,582)  $(20,304,745)
                                     ==========   ==========    ==========     ==========

Amounts recognized in the
 balance sheet:
 Prepaid pension cost              $  4,210,308  $ 3,471,504  $(19,772,582)  $(20,304,745)
 Accrued benefit liability           (3,537,024)  (2,263,582)        -              -
 Intangible asset                       243,828      307,353         -              -
 Accumulated other
  comprehensive income                1,289,730       98,061         -              -
                                     ----------   ----------    ----------     ----------

Net amount recognized              $  2,206,842  $ 1,613,336  $(19,772,582)  $(20,304,745)
                                     ==========   ==========    ==========     ==========

                                  ----------


10.  PENSION AND OTHER POSTRETIREMENT PLANS, continued:

Net periodic pension and other postretirement benefit costs included the following:

                                 Pension                      Other Postretirement
                   ----------------------------------  ----------------------------------
                      2000        1999        1998        2000        1999        1998
                   ----------  ----------  ----------  ----------  ----------  ----------
Service cost       $2,452,406  $2,161,278  $1,923,321  $  268,247  $  321,533  $  277,803
Interest cost       3,954,490   3,724,617   3,559,391     882,177     816,476     748,625
Expected return
 on plan assets    (6,100,211) (5,288,217) (4,748,334)       -           -           -
Amortization:
 Transition asset    (403,800)   (403,794)   (403,794)       -           -           -
 Prior service cost   161,897     161,927     161,927  (1,009,071) (1,009,071) (1,009,071)
 Net actuarial
  (gain) loss        (430,062)     54,262      45,209     136,752     112,254      55,476
                    ---------   ---------   ---------   ---------   ---------   ---------
Net benefit cost   $ (365,280) $  410,073  $  537,720  $  278,105  $  241,192  $   72,833
                    =========   =========   =========   =========   =========   =========

The Company has an unfunded defined benefit pension plan which had a benefit obligation at September 30, 2000 and 1999 of $4,486,914 and $2,556,500,
respectively.

Weighted-average assumptions for the pension and other postretirement benefit plans as of August 1 and September 30, respectively, were:

                                  Pension                   Other Postretirement
                        ----------------------------    ----------------------------
                          2000      1999      1998        2000      1999      1998
                        --------  --------  --------    --------  --------  --------
Discount rate             7.25%     7.25%     7.00%       7.25%     7.25%     7.00%
Return on plan assets     9.00      9.00      9.50         -         -         -
Compensation increase     4.50      4.50      4.50        4.50      4.50      4.50

For measurement purposes, annual rates of increase of 20.0% and 12.0% in the per capita cost of health care benefits for Medicare-Risk HMO Plans and all other plans, respectively, were assumed for 2000; the rates were assumed to decrease gradually to 5.0% for 2004 and remain at that level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported. An increase in the assumed health care cost trend rates by one percentage point would have increased the accumulated postretirement benefit obligation as of September 30, 2000 by $428,000 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year then ended by $60,000. A decrease in the assumed health care cost trend rates by one percentage point would have decreased the accumulated postretirement benefit obligation as of September 30, 2000 by $391,000 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year then ended by $52,000.

                                  ----------


11.  INCOME TAXES:

The provision for income taxes consisted of the following:

                                        2000          1999          1998
                                        ----          ----          ----
Current:
  Federal                           $11,940,282   $12,116,079   $13,190,560
  State                               1,842,603     2,400,713     2,326,985
  Foreign                             2,761,313     1,117,029       685,204
                                     ----------    ----------    ----------
                                     16,544,198    15,633,821    16,202,749
Deferred                              1,471,233       627,136    (1,572,158)
                                     ----------    ----------    ----------
Total                               $18,015,431   $16,260,957   $14,630,591
                                     ==========    ==========    ==========

The components of the net deferred tax asset at September 30 were as follows:

                                                      2000          1999
                                                      ----          ----
Deferred tax assets:
  Postretirement benefits other than pensions     $ 7,686,796   $ 7,894,340
  Deferred compensation                             1,389,145     1,833,435
  Bad debt / other provisions                         997,702     1,109,910
  Estimated finishing costs                         1,104,921     1,073,663
  Accrued vacation pay                                872,698       857,539
  Foreign subsidiary losses, net                        -           170,000
  Other                                               311,564       443,142
                                                   ----------    ----------
                                                   12,362,826    13,382,029
                                                   ----------    ----------
Deferred tax liabilities:
  Depreciation and amortization                    (3,778,472)   (3,957,835)
  Deferred gain on sale of facilities                (476,935)     (508,713)
  Pension costs                                      (216,765)     (448,915)
  Unrealized investment (gain) loss                   (14,081)        8,710
                                                   ----------    ----------
                                                   (4,486,253)   (4,906,753)
                                                   ----------    ----------
Net deferred tax asset                              7,876,573     8,475,276

Less current portion                                 (977,525)     (966,019)
                                                   ----------    ----------
                                                  $ 6,899,048   $ 7,509,257
                                                   ==========    ==========

                                  ----------


11.  INCOME TAXES, continued:

The components of the provision for deferred income taxes were as follows:

                                        2000          1999          1998
                                        ----          ----          ----
Postretirement benefits other
  than pensions                     $   207,544   $   230,018   $   183,894
Deferred compensation                   444,290      (378,345)     (858,000)
Estimated finishing costs               (31,258)       10,900      (276,930)
Accrued vacation pay                    (15,159)      (23,759)      (62,410)
Foreign subsidiary losses, net          170,000       205,000       125,000
Depreciation and amortization           272,464       666,701       (40,935)
Deferred gain on sale of facilities     (31,778)        1,538       (77,214)
Pension costs                           232,601        13,122      (208,149)
Other                                   222,529       (98,039)     (357,414)
                                     ----------    ----------    ----------
                                    $ 1,471,233   $   627,136   $(1,572,158)
                                     ==========    ==========    ==========

The reconciliation of the federal statutory tax rate to the consolidated effective tax rate was as follows:
                                         2000          1999          1998
                                         ----          ----          ----
Federal statutory tax rate               35.0 %        35.0 %        35.0 %
Effect of state income taxes,
  net of federal deduction                2.8           3.8           3.7
Foreign taxes in excess of (less
 than) federal statutory rate              .5          ( .6)           -
Goodwill amortization                      .5            .5            .6
Other                                      .4            .7            .1
                                         ----          ----          ----
Effective tax rate                       39.2 %        39.4 %        39.4 %
                                         ====          ====          ====

The Company's foreign subsidiaries had income before income taxes for the years ended September 30, 2000, 1999 and 1998 of approximately $7,000,000, $4,300,000 and $1,500,000, respectively.

At September 30, 2000 and 1999, the Company had foreign net operating loss carryforwards of $900,000 and $3,500,000, respectively. Carryforwards at September 30, 2000 have an indefinite carryforward period. The Company has recorded a valuation allowance of $430,000 and $1,350,000 at September 30, 2000 and 1999, respectively, related to the carryforwards.



12.  COMMITMENTS AND CONTINGENT LIABILITIES:

The Company operates various production and office facilities and equipment under operating lease agreements. Annual rentals under these and other operating leases were $3,700,000, $3,100,000 and $2,800,000 in 2000, 1999 and
1998, respectively.  Future minimum rental commitments are not material.

                                  ----------


12.  COMMITMENTS AND CONTINGENT LIABILITIES, continued:

The Company is party to various legal proceedings, the eventual outcome of which are not predictable. It is possible that an unfavorable resolution of these matters could have a material impact to the Company. Although the ultimate disposition of these proceedings is not presently determinable, management is of the opinion that they should not result in liabilities in an amount which would materially affect the Company's consolidated financial position, results of operations or cash flows.

The Company has employment agreements with certain employees, the terms of which expire at various dates between 2001 and 2008. The agreements generally provide for base salary and bonus levels and include a non-compete clause.
The aggregate commitment for salaries under these agreements at September 30, 2000 was approximately $2,900,000.



13.  SUPPLEMENTAL CASH FLOW INFORMATION:

Changes in working capital items as presented in the Consolidated Statement of Cash Flows consisted of the following:

                                        2000          1999          1998
                                        ----          ----          ----
Current assets:
  Accounts receivable               $ 1,602,469   $(1,977,766)  $(1,051,982)
  Inventories                          (574,012)    1,126,300      (355,121)
  Other current assets                  109,086        28,048       392,197
                                     ----------    ----------    ----------
                                      1,137,543      (823,418)   (1,014,906)
                                     ----------    ----------    ----------
Current liabilities:
  Trade accounts payable                145,448    (2,311,459)      732,701
  Accrued compensation               (1,508,434)      990,705     3,539,657
  Accrued vacation pay                  (27,544)       84,406       275,473
  Profit distribution to employees      137,526      (143,948)      528,549
  Accrued income taxes                 (548,200)   (3,155,184)      943,106
  Customer prepayments                 (950,797)     (615,939)   (1,451,379)
  Other current liabilities          (1,302,941)   (2,948,607)    2,189,745
                                     ----------    ----------    ----------
                                     (4,054,942)   (8,100,026)    6,757,852
                                     ----------    ----------    ----------

Net change                          $(2,917,399)  $(8,923,444)  $ 5,742,946
                                     ==========    ==========    ==========

Significant non-cash transactions included the following:

In September 1998, Matthews acquired a fifty percent interest in S+T. A liability was recorded in fiscal 1998 for the purchase price of 11,255,500 German Marks (U.S.$6,200,000), which was paid in January 2000 and included in the Statement of Cash Flows in fiscal 2000.

                                  ----------


13.  SUPPLEMENTAL CASH FLOW INFORMATION, continued:

In fiscal 1998, Matthews acquired a 50% interest in O.N.E. The purchase agreement requires Matthews to acquire the remaining 50% interest no later than May 2004. A liability of $3,700,000 was recorded in other liabilities on the acquisition date for the present value of the minimum future payouts under the purchase agreement.


14.  SEGMENT INFORMATION:

The Company is organized into three business segments based on products and services. The segments, which are Bronze, Graphics Imaging and Marking Products, are described under Nature of Operations (Note 1). Management evaluates segment performance based on operating profit (before income taxes) and does not allocate non-operating items such as investment income, interest expense, other income (deductions), net and minority interest. Information about the Company's segments follows:

                       Graphics      Marking
                       Imaging       Products       Bronze        Other     Consolidated
                      ----------    ----------    ----------  ------------  ------------
Sales to external customers:
2000                 $90,163,683   $31,840,664  $140,360,555  $     -       $262,364,902
1999                  85,094,574    30,474,292   123,760,357        -        239,329,223
1998                  75,294,549    30,054,688   106,272,820        -        211,622,057

Intersegment sales:
2000                      14,372        49,755       199,059        -            263,186
1999                       5,515        54,650        45,553        -            105,718
1998                       6,973        63,424        35,364        -            105,761

Depreciation and amortization:
2000                   5,843,810       531,983     5,198,909      432,658     12,007,360
1999                   5,829,134       586,859     3,789,643      403,732     10,609,368
1998                   4,202,894       618,861     2,849,786      361,560      8,033,101

Operating profit:
2000                   9,639,815     4,720,011    33,416,226        -         47,776,052
1999                   5,135,373     4,036,043    31,776,575        -         40,947,991
1998                   6,909,985     3,003,056    26,015,903        -         35,928,944

Total assets:
2000                  64,186,626    18,449,104    88,193,555   49,836,165    220,665,450
1999                  66,925,288    19,685,133    97,005,147   42,062,004    225,677,572
1998                  60,274,431    20,060,272    59,304,584   47,566,477    187,205,764

Capital expenditures:
2000                   4,226,726       639,536     2,610,455      197,371      7,674,088
1999                   7,243,220       497,372     5,390,338      151,473     13,282,403
1998                   5,110,111       334,122     1,628,217      260,241      7,332,691

                                  ----------


14.  SEGMENT INFORMATION, continued:

The accounting policies of the segments are the same as those described in Summary of Significant Accounting Policies (Note 2). Intersegment sales are accounted for at negotiated prices. Operating profit is total revenue less operating expenses. Segment assets include those assets which are used in the Company's operations within each segment. Assets classified under Other principally consist of cash and cash equivalents, investments, deferred income taxes and corporate headquarters' assets. Long-lived assets include property, plant and equipment, net of accumulated depreciation, and goodwill, net of accumulated amortization.

Information about the Company's operations by geographic area follows:

                     United States       Canada       Australia       Europe      Consolidated
                     -------------      ---------     ---------     ----------    ------------
Sales to external customers:
2000                  $211,990,262     $9,303,128   $ 4,631,263    $36,440,249    $262,364,902
1999                   207,727,477      9,463,587     4,581,785     17,556,374     239,329,223
1998                   192,443,566      8,808,520     4,817,523      5,552,448     211,622,057

Long-lived assets:
2000                    69,426,182      2,401,191     2,403,778     22,948,141      97,179,292
1999                    72,540,145      2,557,147     3,133,019     25,603,447     103,833,758
1998                    67,653,629      1,974,039     2,894,405        112,988      72,635,061




15.  ACQUISITIONS:

On August 1, 2000, Matthews purchased a 75% interest in Repro Busek Druckvorstufentechnik GmbH & Co. KG ("Busek"), which is headquartered in Vienna, Austria. Products and services of Busek include pre-press packaging, digital and analog flexographic printing plates, design, art work, lithography and color separation. Busek serves customers in Austria, Hungary, Poland and the Czech Republic.

On June 1, 1999, Matthews purchased the assets of Caggiati S.p.A., the leading supplier of bronze memorialization products in Europe. The purchase price was Lit. 34.6 billion (U.S.$19,000,000) cash plus the assumption of bank debt of Lit. 10.2 billion (U.S.$5,500,000) and certain other trade liabilities. Matthews paid cash of Lit. 20.2 billion (U.S.$10,900,000) upon closing with Lit. 7.2 billion (U.S.$3,500,000) paid on June 1, 2000 and the remaining balance of Lit. 7.2 billion payable on June 1, 2001 (classified in other current liabilities). Interest at an annual rate of 5% is payable on the deferred payments.

The following unaudited pro forma information presents a summary of the consolidated results of Matthews and Caggiati S.p.A. as if the acquisition had occurred on October 1, 1997:

                                  ----------

15.  ACQUISITIONS, continued:

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

Acquisitions in fiscal 1998 totaled approximately $23,000,000 and included Gibraltar Mausoleum Construction Company, a fifty percent interest in S+T and a fifty percent interest in O.N.E.

Matthews has accounted for these acquisitions using the purchase method and, accordingly, recorded the acquired assets and liabilities at their estimated fair values at the acquisition dates. The excess of the purchase price over the fair value of the net assets has been recorded as goodwill to be amortized on a straight-line basis over periods ranging from 20 to 25 years.



16.  SUBSEQUENT EVENT:

On December 7, 2000, Matthews signed an agreement for the sale of its fifty percent interest in Tukaiz. Net proceeds to Matthews from the sale, after the repayment of intercompany debt, will approximate $10,000,000. The transaction, which is expected to close before January 31, 2001, is contingent on certain factors including the purchaser's ability to complete financing arrangements. All intercompany debt provided by Matthews to Tukaiz, including a $5,500,000 Subordinated Convertible Note, will be repaid upon the closing of this transaction.

                      SUPPLEMENTARY FINANCIAL INFORMATION

Selected Quarterly Financial Data (Unaudited):

The following table sets forth certain items included in the Company's unaudited consolidated financial statements for each quarter of fiscal 2000 and fiscal 1999.

                                         Quarter Ended
                      --------------------------------------------------    Year Ended
                      December 31    March 31     June 30   September 30   September 30
                      -----------  -----------  ----------- ------------   ------------
FISCAL YEAR 2000:
Sales                 $63,539,741  $65,979,186  $67,872,139  $64,973,836   $262,364,902

Gross profit           28,023,875   30,640,743   31,098,646   28,325,544    118,088,808

Operating profit       10,385,727   12,508,606   13,330,514   11,551,205     47,776,052

Net income              6,083,277    7,114,526    7,725,357    6,999,759     27,922,919

Earnings per share            .38          .45          .49          .44           1.76


FISCAL YEAR 1999:
Sales                 $56,441,488  $58,588,219  $61,405,443  $62,894,073   $239,329,223

Gross profit           23,458,498   25,157,646   25,493,116   28,927,435    103,036,695

Operating profit        8,699,255   10,559,876   11,126,662   10,562,198     40,947,991

Net income              5,415,119    6,425,198    6,888,062    6,287,323     25,015,702

Earnings per share            .33          .39          .43          .39           1.54



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no changes in accountants or disagreements on accounting or financial disclosure between the Company and PricewaterhouseCoopers LLP, Certified Public Accountants, for the fiscal years ended September 30, 2000, 1999 and 1998.

                                    PART III

ITEM 10.  DIRECTORS, OFFICERS and EXECUTIVE MANAGEMENT OF THE REGISTRANT.

The following information as of November 30, 2000 is furnished with respect to directors, officers and executive management:

Name                           Age       Positions with Registrant
----                           ---       -------------------------

David M. Kelly                  58       Chairman of the Board, President and
                                         Chief Executive Officer

Edward J. Boyle                 54       Vice President, Accounting & Finance,
                                         Treasurer and Secretary

David J. DeCarlo                55       President, Bronze Division
                                         and Director

Brian J. Dunn                   43       President, Marking Products,
                                         North America

Robert J. Kavanaugh             63       Director

Lawrence W. Keeley              39       President, Graphic Systems Division

Thomas N. Kennedy               65       Director

Steven F. Nicola                40       Controller

John P. O'Leary, Jr.            53       Director

Robert J. Schwartz              53       Group President, Graphic Systems &
                                         Marking Products Divisions

William J. Stallkamp            61       Director

John D. Turner                  54       Director



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

Edward J. Boyle has been Vice President, Accounting & Finance since December 1995. He was appointed Treasurer and Secretary in September 1996.

David J. DeCarlo, a Director of the Company since 1987, has been President, Bronze Division since November 1993.

ITEM 10. DIRECTORS, OFFICERS and EXECUTIVE MANAGEMENT OF THE REGISTRANT, continued.

Brian J. Dunn was appointed President, Marking Products, North America in November 2000. He had been National Sales Manager, Marking Products, North America since joining the Company in November 1998. Prior thereto, Mr. Dunn was a regional sales manager for the Automation Division of Rockwell International Corporation.

Robert J. Kavanaugh was elected to the Board of Directors in February 1998. Mr. Kavanaugh retired in 1996 as a partner of the Pittsburgh office of Arthur Andersen LLP.

Lawrence W. Keeley joined the Company in September 1999 as President, Graphic Systems Division. Prior thereto, he was a Vice President for Container Graphics Corporation.

Thomas N. Kennedy, a Director of the Company since 1987, retired as an officer of the Company in December 1995. He was Senior Vice President, Chief Financial Officer and Treasurer.

Steven F. Nicola has been Controller of the Company since December 1995.

John P. O'Leary, Jr., a Director of the Company since 1992, has been President and Chief Executive Officer of Tuscarora, Incorporated, a plastics manufacturer, since 1990.

Robert J. Schwartz was appointed Group President, Graphic Systems & Marking Products Divisions in November 2000. He was President, Marking Products Division since September 1997. Mr. Schwartz joined the Company in January 1997 as Director of Sales and Marketing for the Marking Products Division. Prior thereto, he was Vice President - Sales for Northeast Distributors, Inc.

William J. Stallkamp, a Director of the Company since 1981, was a Vice Chairman of Mellon Financial Corporation in Pittsburgh, PA and Chairman of Mellon PSFS in Philadelphia, PA until his retirement on January 1, 2000. He is currently a fund advisor at Safeguard Scientifics, Inc.

John D. Turner was elected to the Board of Directors in April 1999. Mr. Turner has been Executive Vice President of The LTV Corporation and President of LTV Copperweld, a manufacturer of tubular and bimetallic wire products, since November 1999. Mr. Turner was formerly President and Chief Executive Officer of Copperweld Corporation.

ITEM 10. DIRECTORS, OFFICERS and EXECUTIVE MANAGEMENT OF THE REGISTRANT, continued.

Board Committees:

The Executive Committee is appointed by the Board of Directors to have and exercise during the periods between Board meetings all of the powers of the Board of Directors, except that the Executive Committee may not elect directors, change the membership of or fill vacancies in the Executive Committee, change the By-Laws of the Company or exercise any authority specifically reserved by the Board. The membership of the Executive Committee from October 1, 1999 until April 20, 2000 consisted of Messrs. Kelly and DeCarlo. The membership of the Committee since April 20, 2000 consisted of Messrs. Kelly, DeCarlo and Kennedy.

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

The principal function of the Compensation Committee, the members of which are Messrs. Stallkamp (Chairman), Kavanaugh and Turner, is to review periodically the suitability of the remuneration arrangements (including benefits), other than stock remuneration, for the principal officers of the Company. A subcommittee of the Compensation Committee, the Stock Compensation Committee, the members of which are Messrs. Stallkamp (Chairman), Kavanaugh and Turner, consider and grant stock remuneration and administer the Company's 1992 Stock Incentive Plan.

ITEM 11.  EXECUTIVE COMPENSATION.

The following table sets forth the individual compensation information for the fiscal years ended September 30, 2000, 1999 and 1998 for the Company's Chief Executive Officer and the four most highly compensated executives.

                           SUMMARY COMPENSATION TABLE

                                          Annual                Long-Term
                                       Compensation           Compensation
                                     -----------------   -----------------------
                                                           Awards       Payouts
                                                           ------       -------       All
                                                         Securities                  Other
Name of Individual                                       Underlying       LTIP      Compen-
and Principal Position      Year      Salary     Bonus     Options      Payouts      sation
----------------------      ----     -------    -------  ----------    ---------    -------
                                                  (1)     (Shares)        (2)         (3)
David M. Kelly              2000    $367,117   $360,585      None      $736,928         117
Chairman of the Board and   1999     329,618    339,298    275,000      734,737       None
Chief Executive Officer     1998     312,409    324,082     40,000      239,850       None

David J. DeCarlo            2000     236,095    163,498      None       761,709       1,492
Director and President,     1999     217,411    171,334    149,000      711,607       1,419
Bronze Division             1998     207,921    169,552      None       269,660       2,520

Edward J. Boyle             2000     160,232     94,876      None       190,292       2,142
Vice President,             1999     143,041     89,962     78,000      187,183       3,294
Accounting & Finance        1998     129,689     87,394     36,000       60,211       4,250

Robert J. Schwartz          2000     139,913     85,646      5,000      118,929       3,189
President, Marking          1999     126,577     80,952     10,000       55,464         747
Products Division           1998     118,323     75,177     32,000        None        1,038

Lawrence W. Keeley          2000     156,169     55,402     20,000        None       35,795
President, Graphic
Systems Division

(1)  Includes the current portion of management incentive plan and supplemental management incentive payments and for Mr. Kelly in 1999 and 1998, an amount equal to his life insurance premium cost.  Until 2000, at his request, the Company did not provide life insurance for
     Mr. Kelly, but in lieu thereof paid to him annually the amount which the Company would have paid in premiums to provide coverage, considering his position and age.  Such amounts were not included in calculating other Company benefits for Mr. Kelly.  The amount paid to
     Mr. Kelly in lieu of life insurance for 1999 and 1998 was $4,100 each year.  The Company has adopted a management incentive plan for officers and key management personnel.
     Participants in such plan are not eligible for the Company's profit distribution plan.
     The incentive plan is based on improvement in divisional and Company economic value added and the attainment of established personal goals.  A portion of amounts earned are deferred by the Company and are payable with interest at a market rate over a two-year period contingent upon economic value added performance and continued employment during such period.
     See Long-Term Incentive Plans - Awards in Last Fiscal Year table.  In addition, payments include a supplement in amounts which are sufficient to pay annual interest expense on the outstanding notes of management under the Company's Designated Employee Stock Purchase Plan and to pay medical costs which are not otherwise covered by a Company plan.



ITEM 11.  EXECUTIVE COMPENSATION, continued.

(2)  Represents payments of deferred amounts under the management incentive plan.

(3)  Includes premiums for term life insurance and educational assistance for dependent children.  Each officer of the Company is provided term life insurance coverage in an amount approximately equivalent to three times his respective salary.  Educational assistance for dependent children is provided to any officer or employee of the Company whose child meets the scholastic eligibility criteria and is attending an eligible college or university.  Amounts reported in this column include only life insurance benefit costs except for Messrs. Boyle, Schwartz and Keeley.  Educational assistance amounts for
     Mr. Boyle in fiscal 2000, 1999 and 1998, respectively, were $1,200, $2,400 and $2,200.
     In 2000, Mr. Schwartz received $2,400 under the educational assistance program.  The amount reported in this column in 2000 for Mr. Keeley includes $35,592 for the reimbursement of relocation expenses.

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


             Long-Term Incentive Plans - Awards in Last Fiscal Year

                                           Performance          Estimated Future
                                            or Other             Payouts Under
                         Number              Period             Non-Stock Price-
                        of Shares             Until               Based Plans
                        or Other            Maturation          ----------------
Name                     Rights             or Payout               Maximum
-------------          ----------          -----------          ----------------
D.M. Kelly                 -                 2 Years               $ 370,982
D.J. DeCarlo               -                 2 Years                 195,084
E.J. Boyle                 -                 2 Years                  97,239
R.J. Schwartz              -                 2 Years                  38,004
L.W. Keeley                -                 2 Years                   None

The Company has a management incentive plan based on improvement in divisional and
Company economic value added and the attainment of established personal goals.  A portion of amounts earned are deferred by the Company and are payable with interest at a market rate over a two-year period contingent upon economic value added performance and continued employment during such period.

                     Option/SAR Grants in Last Fiscal Year

                                                                         Potential Realized
                                                                          Value at Assumed
                                                                          Annual Rates of
                                                                            Stock Price
                                                                          Appreciation for
                       Individual Grants (1)                                Option Term
-----------------------------------------------------------------      ----------------------
                               Percent
                               of Total
                 Number of     Options
                 Securities   Granted to   Exercise
                 Underlying   Employees     or Base
                   Options    in Fiscal      Price     Expiration
Name               Granted       Year      per Share      Date            5%         10%
--------------   ----------   ----------   ---------   ----------      --------      --------
D.M. Kelly           None          -           -           -              -           -
D.J. DeCarlo         None          -           -           -              -           -
E.J. Boyle           None          -           -           -              -           -
R.J. Schwartz        5,000        4.5        25.688     10/26/09         80,774       204,696
L.W. Keeley         20,000       17.9        25.688     10/26/09        323,095       818,785

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

                Aggregated Option Exercises in Last Fiscal Year
                       and Fiscal Year End Option Values

                                              Number of              Value of Unexercised
                 Shares                  Securities Underlying       In-the-Money Options
                Acquired                  Unexercised Options         at Fiscal Year End
                   On        Value     --------------------------  --------------------------
Name            Exercise    Realized   Exercisable  Unexercisable  Exercisable  Unexercisable
-------------  ----------  ----------  -----------  -------------  -----------  -------------
D.M. Kelly      164,000    $3,238,188    104,334       441,666     $1,641,177   $2,652,071
D.J. DeCarlo    126,000     2,495,500     83,334       315,666      1,276,052    2,768,073
E.J. Boyle        None        None        13,667       141,333        209,276      819,316
R.J. Schwartz     None        None        16,000        79,000        225,125      740,561
L.W. Keeley       None        None         None         20,000          None        73,750

Retirement Plans:

The Company's domestic retirement plan is noncontributory and provides benefits based upon length of service and final average earnings. Generally, employees age 21 with one year of continuous service are eligible to participate in the retirement plan. The benefit formula is 3/4 of 1% of the first $550 of final average monthly earnings plus 1-1/4% of the excess times years of credited service (maximum 35). The plan is a defined benefit plan and covered compensation is limited generally to base salary or wages. Benefits are not subject to any deduction or offset for Social Security.

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

Estimated years of continuous service for each of the individuals named in the Summary Compensation Table, as of October 1, 2000 and rounded to the next higher year, are: Mr. Kelly, 6 years; Mr. DeCarlo, 16 years; Mr. Boyle,
14 years; Mr. Schwartz, 4 years and Mr. Keeley, 1 year.



Compensation Committee Interlocks and Insider Participation:

Thomas N. Kennedy, a former officer of the Company, was a member of the Company's Compensation Committee until April 2000.



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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

(a)(b)  Security Ownership of Certain Beneficial Owners and Management:

The Company's Articles of Incorporation divide its voting stock into three classes: Preferred Stock and Class A and Class B Common Stock. At the present time, none of the Preferred Stock is issued or outstanding. The following information is furnished with respect to persons who the Company believes, based on its records, beneficially own more than five percent of the outstanding shares of Class A and Class B Common Stock of the Company, and with respect to directors, officers and executive management. Those individuals with more than five percent of such shares could be deemed to be "control persons" of the Company.

This information is as of November 30, 2000.
                           Number of                   Number of
                        Class A Shares              Class B Shares
    Name of              Beneficially     Percent    Beneficially     Percent
Beneficial Owner (1)       Owned (2)      of Class     Owned (2)      of Class
----------------        --------------    --------  --------------    --------
Directors, Officers and Executive Management:
--------------------------------------------
D.M. Kelly                  224,437 (3)      1.6%        36,000          1.8%
E.J. Boyle                   57,083 (3)      0.4         18,750          1.0
D.J. DeCarlo                166,667 (3)      1.2        289,910         14.7
R.J. Kavanaugh                1,000           *           None            -
L.W. Keeley                     246 (3)       *           None            -
T.N. Kennedy                 30,000          0.2          None            -
J.P. O'Leary, Jr.            13,450          0.1          None            -
R.J. Schwartz                48,059 (3)      0.4          None            -
W.J. Stallkamp                7,200           *           None            -
J.D. Turner                   2,000           *           None            -
All directors, officers
 and executive management
 as a group (12 persons)    571,398 (3)      4.1        361,860         18.4

Others:
------
D. Majestic                   None            -         252,000         12.8
T. Rowe Price
 Associates, Inc.
 100 East Pratt Street
 Baltimore, MD 21202      1,452,700         10.8          None            -
Ariel Capital
 Management, Inc.
 307 North Michigan Ave.
 Chicago, IL 60601        1,072,755          8.0          None            -
Lord, Abbett & Co.
 767 Fifth Avenue
 New York, NY 10153         885,390          6.6          None            -
Neuberger Berman, LLC
 605 Third Avenue
 New York, NY 10158         819,431          6.1          None            -

 *   Less than 0.1%

(1)	Unless otherwise noted, the mailing address of each beneficial owner is the same as that of the Registrant.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

(2) The nature of the beneficial ownership for all shares is sole voting and investment power, except as follows:
       Mr. Stallkamp has sole voting power except for 200 Class A shares held by Mr. Stallkamp as custodian under UTMA for son. Mr. Schwartz has sole voting power except for 40 Class A shares held by Mr. Schwartz as custodian for daughter.
       Shares held by T. Rowe Price Associates, Inc. ("Price Associates") are owned by various individual and institutional investors, including
         T. Rowe Price Small-Cap Stock Fund, Inc. which owns 896,000 shares, which Price Associates serves as investment advisor with power to direct investments and/or sole power to vote the shares. For purposes of the reporting requirements of the Securities Exchange
         Act of 1934, Price Associates is deemed to be a beneficial owner of such shares; however, Price Associates expressly disclaims that it is, in fact, the beneficial owner of such shares. Price Associates has sole dispositive power for 1,452,700 shares and sole voting power for 387,700 shares.
       Ariel Capital Management, Inc. has no beneficial interest in any of the 1,072,755 shares owned. Ariel Capital Management, Inc. holds the shares solely for its clients of whom none of them individually owns 5% or more of Matthews International Corporation common stock. Ariel Capital Management, Inc., in its capacity as investment advisor, has sole voting power for 1,013,155 shares and sole investment discretion for 1,072,755 shares.
       Lord, Abbett & Co. is an investment advisor for various accounts and, as such, disclaims beneficial ownership of shares.
       Neuberger Berman, LLC ("Neuberger"), as a registered investment advisor, may have discretionary authority to dispose of or vote shares that are under its management. As a result, Neuberger may be deemed to have beneficial ownership of such shares. Neuberger does not, however, have any economic interest in the shares. Its clients are the actual owners of the shares and have the sole right to receive and the power to direct the receipt of dividends from or proceeds from the sale of such shares. Neuberger Berman Inc. is the parent holding company and owns 100% of Neuberger Berman, LLC and Neuberger Berman Management, Inc. Of the shares set forth in the table, Neuberger had shared dispositive power with respect to 819,431 shares, sole voting power with respect to 423,431 shares and shared voting power on 396,000 shares. With regard to the shared voting power, Neuberger Berman Management, Inc. and Neuberger Berman Funds are deemed to be beneficial owners for purpose of Rule 13(d) since they have shared power to make decisions whether to retain or dispose of the shares. Neuberger is the sub-advisor to the above referenced Funds. It should be further noted that the aforementioned shares are also included with the shared power to dispose calculation.
(3) Includes options exercisable within 60 days of November 30, 2000 as follows: Mr. Kelly, 181,000 shares; Mr. Boyle, 39,333 shares;
     Mr. DeCarlo, 166,667 shares; Mr. Schwartz, 36,667 shares; Mr. Keeley, no shares; and all directors and officers as a group, 438,334 shares.


(c)  Changes in Control:

The Company knows of no arrangement which may, at a subsequent date, result in a change in control of the Company.

                                     PART IV

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Securities and Exchange Commission requires disclosure of certain business transactions or relationships between the Company, or its subsidiaries, and other organizations with which any of the Company's directors are affiliated as an owner, partner, director, officer or employee. Briefly, disclosure is required where such a business transaction or relationship meets the standards of significance established by the Securities and Exchange Commission with respect to the types and amounts of business transacted. The Company is aware of no transaction requiring disclosure pursuant to this item during the past fiscal year.



ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) 1.  Financial Statements:

The following items are included in Part II, Item 8:

                                                                        Pages
                                                                        -----
Report of Independent Accountants                                         28

Consolidated Balance Sheet                                              29-30

Consolidated Statement of Income                                          31

Consolidated Statement of Shareholders' Equity                            32

Consolidated Statement of Cash Flows                                      33

Notes to Consolidated Financial Statements                              34-52

Supplementary Financial Information                                       53


2.  Financial Statement Schedules:

Financial statement schedules have been omitted for the reason that the information is not required or is otherwise given in the consolidated financial statements and notes thereto.


3.  Exhibits Filed:

The index to exhibits is on pages 67-69.



(b)  Reports on Form 8-K:

     None

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 22, 2000.


                                         MATTHEWS INTERNATIONAL CORPORATION
                                         ----------------------------------
                                                    (Registrant)


                                     By            David M. Kelly
                                        -------------------------------------
                                        David M. Kelly, Chairman of the Board,
                                        President and Chief Executive Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on December 22, 1999:



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


Exhibit                                            Prior Filing or Sequential
  No.     Description                              Page Numbers Herein
-------   -----------                              --------------------------

  3.1     Restated Articles of Incorporation *     Exhibit Number 3.1 to Form
                                                   10-K for the year ended
                                                   September 30, 1994

  3.2     Restated By-laws *                       Exhibit Number 3.1 to Form
                                                   8-K dated July 22, 1999

  4.1 a   Form of Revised Option Agreement         Exhibit Number 4.5 to Form
          of Repurchase (effective                 10-K for the year ended
          October 1, 1993) *                       September 30, 1993

  4.2     Form of Share Certificate for            Exhibit Number 4.9 to Form
          Class A Common Stock *                   10-K for the year ended
                                                   September 30, 1994

  4.3     Form of Share Certificate for            Exhibit Number 4.10 to Form
          Class B Common Stock *                   10-K for the year ended
                                                   September 30, 1994

 10.1     Revolving Credit and Term Loan           Exhibit Number 10.7 to Form
          Agreement *                              10-K for the year ended
                                                   September 30, 1986

 10.2 a   Supplemental Retirement Plan *           Exhibit Number 10.8 to Form
                                                   10-K for the year ended
                                                   September 30, 1988

 10.3 a   1992 Stock Incentive Plan (as            Exhibit A to Definitive
          amended through December 23, 1998) *     Proxy Statement filed on
                                                   January 20, 1999

 10.4 a   Form of Stock Option Agreement *         Exhibit Number 10.1 to Form
                                                   10-Q for the quarter ended
                                                   December 31, 1994

 10.5 a   1994 Director Fee Plan (as               Exhibit Number 10.7 to Form
          amended through April 22, 1999) *        10-K for the year ended
                                                   September 30, 1999

                                  ----------

Exhibit                                            Prior Filing or Sequential
  No.     Description                              Page Numbers Herein
-------   -----------                              --------------------------

 10.6 a   1994 Employee Stock Purchase Plan *      Exhibit Number 10.2 to Form
                                                   10-Q for the quarter ended
                                                   March 31, 1995

 10.7     Asset Purchase Agreement among TKZ       Exhibit Number 10.1 to Form
          Holding Corp., Tukaiz Litho, Inc.        10-Q for the quarter ended
          and Michael Vitallo *                    December 31, 1996

 10.8     Membership Interest Agreement,           Exhibit Number 10.2 to Form
          Tukaiz Communications L.L.C. *           10-Q for the quarter ended
                                                   December 31, 1996

 10.9     Subordinated Convertible Note from       Exhibit Number 10.3 to Form
          Tukaiz Communications, L.L.C. in favor   10-Q for the quarter ended
          of Venetian Investment Corporation *     December 31, 1996

 10.10    Operating Agreement,  Tukaiz             Exhibit Number 10.4 to Form
          Communications, L.L.C. *                 10-Q for the quarter ended
                                                   December 31, 1996

 10.11    Asset Purchase and Membership            Exhibit Number 10.1 to Form
          Interest Agreement, O.N.E. Color         10-Q for the quarter ended
          Communications, L.L.C. *                 June 30, 1998

 10.12    O.N.E. Color Communications, L.L.C.,     Exhibit Number 10.2 to Form
          Operating Agreement *                    10-Q for the quarter ended
                                                   June 30, 1998

 10.13    Stock Purchase Agreement, S+T            Exhibit Number 10.17 to
          Gesellschaft fur Reprotechnik mbH *      Form 10-K for the year
                                                   ended September 30, 1998

 10.14    Asset Purchase Agreement, Gibraltar      Exhibit Number 10.18 to
          Mausoleum Construction Company, Inc. *   Form 10-K for the year
                                                   ended September 30, 1998

 10.15    Caggiati S.p.A. Asset Purchase           Exhibit Number 10.1 to
          Agreement *                              Form 10-Q for the quarter
                                                   ended June 30, 1999

 10.16    Loan Agreement, Caggiati S.p.A. *        Exhibit Number 10.20 to
                                                   Form 10-K for the year
                                                   ended September 30, 1999

 10.17    Purchase Agreement among priNexus,       Filed Herewith
          Inc., Matt-One Holding Corporation,
          Tukaiz Litho, Inc. and Tukaiz
          Communications, LLC

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