Form 10-Q
period 2000-12-31
MATTHEWS INTERNATIONAL CORP
filed 2001-02-13
CIK 63296

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  Form 10-Q


[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934


For The Quarterly Period Ended December 31, 2000

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

     Class of Common Stock                  Outstanding at January 31, 2001

   Class A - $1.00 par value                      13,427,029 shares
   Class B - $1.00 par value                       1,952,937 shares

                            PART I - FINANCIAL INFORMATION
                 MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                                           December 31, 2000         September 30, 2000
                                                       ------------------------   ------------------------
ASSETS
Current assets:
Cash and cash equivalents                                          $ 18,298,645               $ 29,150,118
Short-term investments                                                3,286,228                  1,321,226
Accounts receivable, net                                             45,649,903                 44,818,961
Inventories:  Materials and finished goods            $ 15,320,704               $ 14,927,664
              Labor and overhead in process              1,549,673                  1,498,130
              Supplies                                     396,828                    423,652
                                                        ----------                 ----------
                                                                     17,267,205                 16,849,446
Other current assets                                                  2,754,105                  2,693,039
                                                                     ----------                 ----------
   Total current assets                                              87,256,086                 94,832,790
Investments                                                          21,261,911                 14,802,809
Property, plant and equipment:  Cost                    96,686,733                 94,107,498
 Less accumulated depreciation                         (48,293,528)               (45,640,252)
                                                        ----------                 ----------
                                                                     48,393,205                 48,467,246
Deferred income taxes and other assets                               14,653,633                 13,850,559
Goodwill, net of accumulated amortization                            52,161,117                 48,712,046
                                                                    -----------                -----------
Total assets                                                       $223,725,952               $220,665,450
                                                                    ===========                ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Long-term debt, current maturities                                    3,569,733                  3,478,218
Accounts payable                                                     10,889,709                 10,075,166
Accrued compensation                                                 11,120,967                 16,729,194
Accrued income taxes                                                  2,830,606                    270,124
Customer prepayments                                                  6,148,556                  5,874,352
Other current liabilities                                            10,437,224                 10,405,088
                                                                     ----------                 ----------
  Total current liabilities                                          44,996,795                 46,832,142
Long-term debt                                                       14,553,586                 13,908,448
Estimated finishing costs                                             4,156,860                  4,071,884
Postretirement benefits                                              18,893,064                 18,991,385
Other liabilities                                                     9,996,234                 10,005,882

Shareholders' equity:
 Common stock                                           18,166,996                 18,166,996
 Retained earnings                                     180,580,339                174,689,060
 Accumulated other comprehensive income (loss)          (8,461,856)                (9,177,176)
 Notes receivable                                           (2,500)                    (6,596)
 Treasury stock, at cost                               (59,153,566)               (56,816,575)
                                                       -----------                -----------
                                                                    131,129,413                126,855,709
                                                                    -----------                -----------
Total liabilities and shareholders' equity                         $223,725,952               $220,665,450
                                                                    ===========                ===========

                 MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)



                                                      Three Months Ended
                                                         December 31,
                                                   --------------------------
                                                       2000           1999
                                                       ----           ----

Sales                                             $ 66,555,827   $ 64,696,938

Cost of sales                                       38,395,409     36,673,063
                                                   -----------    -----------

Gross profit                                        28,160,418     28,023,875

Selling and
 administrative expenses                            16,686,631     17,638,148
                                                   -----------    -----------

Operating profit                                    11,473,787     10,385,727


Investment income                                      639,377        455,677

Interest expense                                      (361,796)      (408,269)

Other income (deductions), net                         (92,993)       (20,214)

Minority interest                                     (588,502)      (408,107)
                                                   -----------    -----------

Income before income taxes                          11,069,873     10,004,814

Income taxes                                         4,328,227      3,921,537
                                                   -----------    -----------

Net income                                        $  6,741,646   $  6,083,277
                                                   ===========    ===========



Basic earnings per share                                $  .44         $  .39
                                                         =====          =====

Diluted earnings per share                              $  .43         $  .38
                                                         =====          =====

Dividends per share                                     $  .05         $.0475
                                                         =====          =====

                 MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                               Three Months Ended
                                                                  December 31,
                                                           --------------------------
                                                              2000            1999
                                                              ----            ----
Cash flows from operating activities:
 Net income                                              $  6,741,646    $  6,083,277
 Adjustments to reconcile net income to net cash
   provided by operating activities:
  Depreciation and amortization                             2,947,229       3,097,754
  Change in deferred taxes                                    (23,065)         14,737
  Changes in working capital items                         (2,787,789)        213,923
  Increase in other assets                                   (863,490)        (57,769)
  Increase in estimated finishing costs                        84,976          58,124
  Increase (decrease) in other liabilities                     (9,648)       (444,844)
  Decrease in postretirement benefits                         (98,321)       (103,012)
  Net loss on sale of assets                                   10,400          18,400
  Net (gain) loss on investments                               14,516           9,672
  Effect of exchange rate changes on operations               (41,717)        853,476
                                                           ----------      ----------
    Net cash provided by operating activities               5,974,737       9,743,738
                                                           ----------      ----------
Cash flows from investing activities:
 Capital expenditures                                      (1,546,709)     (2,361,859)
 Proceeds from sale of assets                                    -                654
 Acquisitions, net of cash acquired                        (3,728,771)          -
 Purchases of investment securities                       (10,715,329)     (6,177,991)
 Proceeds from disposition of investment securities         2,514,089           -
 Collections on loans to officers and employees                 4,096          18,415
                                                           ----------      ----------
    Net cash used in investing activities                 (13,472,624)     (8,520,781)
                                                           ----------      ----------
Cash flows from financing activities:
 Proceeds from long-term debt                                  37,152         177,143
 Payments on long-term debt                                  (513,625)     (1,444,080)
 Proceeds from the sale of treasury stock                      37,786           4,683
 Purchases of treasury stock                               (2,457,246)     (1,381,224)
 Dividends                                                   (767,898)       (740,497)
                                                           ----------      ----------
    Net provided by (cash used) in financing activities    (3,663,831)     (3,383,975)
                                                           ----------      ----------
Effect of exchange rate changes on cash                       310,245        (469,927)
                                                           ----------      ----------

Net increase (decrease) in cash and cash equivalents     $(10,851,473)   $ (2,630,945)
                                                           ==========      ==========


             MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              DECEMBER 31, 2000


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


Note 2.  Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information for commercial and industrial companies and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three-months ended December 31, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2000.

The consolidated financial statements include all majority-owned foreign and domestic subsidiaries. The consolidated financial statements also include the accounts of the Company's 50%-owned affiliates, Tukaiz Communications, L.L.C. ("Tukaiz"), O.N.E. Color Communications, L.L.C. and S+T GmbH & Co. KG. All intercompany accounts and transactions have been eliminated. On January 19, 2001, the Company sold its 50% interest in Tukaiz (see Note 8).

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

             MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                              DECEMBER 31, 2000


Note 2.  Basis of Presentation, continued

Sales and cost of goods sold for the three months ended December 31, 1999 have been adjusted in accordance with Emerging Issues Task Force Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs," to reflect the reclassification of shipping costs billed to customers.


Note 3.  Income Taxes

Income tax provisions for the Company's interim periods are based on the effective income tax rate expected to be applicable for the full year. The difference between the estimated effective tax rate of 39.1% and the Federal statutory rate of 35% primarily reflects the impact of state and foreign income taxes and non-deductible goodwill amortization.



Note 4.  Earnings Per Share
                                                     Three Months Ended
                                                        December 31,
                                                 --------------------------
                                                     2000           1999
                                                     ----           ----

Net income                                       $ 6,741,646    $ 6,083,277
                                                  ==========     ==========

Weighted-average common
 shares outstanding                               15,446,077     15,631,086

Dilutive securities,
 primarily stock options                             273,830        370,375
                                                  ----------     ----------
Diluted weighted-average
 common shares outstanding                        15,719,907     16,001,461
                                                  ==========     ==========


Basic earnings per share                               $ .44          $ .39
                                                        ====           ====

Diluted earnings per share                             $ .43          $ .38
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

             MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                              DECEMBER 31, 2000


Note 5.  Segment Information, continued

Information about the Company's segments follows:
                                                     Three Months Ended
                                                        December 31,
                                                 --------------------------
                                                     2000           1999
                                                     ----           ----
Sales to external customers:
  Graphics Imaging                              $ 23,537,469   $ 23,035,926
  Marking Products                                 7,996,128      8,370,681
  Bronze                                          35,022,230     33,290,331
                                                 -----------    -----------
                                                $ 66,555,827   $ 64,696,938
                                                 ===========    ===========
Operating profit:
  Graphics Imaging                              $  2,590,445   $  1,763,551
  Marking Products                                 1,740,020      1,611,835
  Bronze                                           7,143,322      7,010,341
                                                 -----------    -----------
                                                $ 11,473,787   $ 10,385,727
                                                 ===========    ===========


Note 6.  Comprehensive Income

Comprehensive income consists of net income adjusted for changes, net of tax, in cumulative foreign currency translation, unrealized investment gains and losses and minimum pension liability. For the three-month periods ended December 31, 2000 and 1999, comprehensive income was $7,456,966 and $5,580,717, respectively.


Note 7.  Accounting Pronouncement

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 101 outlines basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. The Company will be required to implement SAB No. 101 in the fourth quarter of fiscal 2001. The provisions of SAB No. 101 are not expected to have a material impact on the Company's consolidated financial statements.


Note 8.  Subsequent Event

On January 19, 2001, Matthews sold its fifty percent interest in Tukaiz. Net proceeds to Matthews from the sale, after the repayment of intercompany debt, were approximately $10.0 million. All intercompany debt provided by Matthews to Tukaiz, including a $5.5 million Subordinated Convertible Note, was repaid upon the closing of this transaction.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Cautionary Statement:

The following discussion should be read in conjunction with the consolidated financial statements and footnotes thereto included in this Quarterly Report on Form 10-Q and the Company's Annual Report on Form 10-K for the year ended September 30, 2000. Any forward-looking statements contained herein are included pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks and uncertainties that may cause the Company's actual results in future periods to be materially different from management's expectations. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove correct. Factors that could cause the Company's results to differ materially from the results discussed in such forward-looking statements principally include changes in domestic or international economic conditions, changes in product demand or pricing as a result of consolidation in the industries in which the Company operates, changes in product demand or pricing as a result of competitive pressures, and technological factors beyond the Company's control.


Results of Operations:

The following table sets forth certain income statement data of the Company expressed as a percentage of net sales for the periods indicated.

                               Three months ended          Years ended
                                  December 31,            September 30,
                               ------------------    --------------------
                                  2000    1999       2000    1999    1998
                                  ----    ----       ----    ----    ----
Sales                            100.0%  100.0%     100.0%  100.0%  100.0%
Gross profit                      42.3    43.3       44.2    42.3    43.2
Operating profit                  17.2    16.1       17.9    16.8    16.7
Income before income taxes        16.6    15.5       17.2    17.0    17.2
Net income                        10.1     9.4       10.5    10.3    10.4

Note: Prior periods have been adjusted to reflect the reclassification, in accordance with Emerging Issues Task Force Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs," of shipping costs billed to customers.

Sales for the three months ended December 31, 2000 were $66.6 million and were $1.9 million, or 2.9%, higher than sales of $64.7 million for the three months ended December 31, 1999. Bronze segment sales in the fiscal 2001 first quarter were $35.0 million, or 5%, higher than the first three months of fiscal 2000, primarily reflecting an increase in mausoleum construction revenues and the acquisition of The SLN Group, Inc. (October 2000). Fiscal 2001 first quarter sales for the Graphics Imaging segment were $23.5 million, representing an increase of 2% over the same period a year ago. The increase primarily reflected the Company's recent acquisitions of Repro-Busek GmbH (August 2000) and Press Ready Plate, Inc. (November 2000). Marking Products segment sales for the three months ended December 31, 2000 were $8.0 million, compared to $8.4 million for the first quarter of fiscal 2000. The decline was mainly due to lower exports coupled with a slow-down in capital goods purchases domestically. Declines in foreign currency values against the U.S. dollar had an unfavorable impact of approximately $1.9 million on consolidated sales compared to the same period a year ago.

Gross profit for the three months ended December 31, 2000 was $28.2 million, compared to $28.0 million for the first three months of fiscal 2000. The increase in consolidated gross profit reflected growth in the Company's consolidated sales offset partially by a change in product mix within the Bronze segment. Gross margins on mausoleum construction revenues are generally lower than the segment's memorial products. Consolidated gross profit as a percent of sales for the three months ended December 31, 2000 declined to 42.3%, compared to 43.3% for the same period a year ago, reflecting the change in product mix within the Bronze segment.

Selling and administrative expenses for the three months ended December 31, 2000 were $16.7 million, representing a decrease of $1.0 million, or 5.4%, compared to the same period a year ago. Selling and administrative expenses declined in all three of the Company's business segments reflecting internal cost control initiatives and lower employee benefit costs. Employee benefit costs were favorably impacted by an increase in the Company's pension fund assets compared to the prior year, which was partially offset by an increase in health care costs. Consolidated selling and administrative expenses as a percent of sales was 25.1% for the first three months of fiscal 2001 compared to 27.3% for the same period a year ago.

Operating profit for the quarter ended December 31, 2000 was $11.5 million, representing an increase of $1.1 million, or 10.5%, over an operating profit of $10.4 million for the first three months of fiscal 2000. Graphics Imaging operating profit for the first quarter of fiscal 2001 was $2.6 million, representing an increase of 47% over the same period last year. The increase was due to a combination factors including cost control initiatives implemented in fiscal 2000, contributions from the segment's recent acquisitions and higher profitability of the Company's 50%-owned affiliates, Tukaiz Communications, L.L.C. ("Tukaiz") and O.N.E. Color Communications L.L.C. Bronze segment operating profit for the first three months of fiscal 2001 was $7.1 million, compared to $7.0 million for the same period a year ago. The current period reflected higher mausoleum construction revenues, which generally have lower margins than the segment's memorial products. Operating profit for the Marking Products segment for the three months ended December 31, 2000 was $1.7 million, compared to $1.6 million for the same period a year ago. Despite a decline in sales for the quarter, the segment reported an increase in operating profit as a result of lower material costs combined with reductions in selling and administrative costs. Declines in foreign currency values against the U.S. dollar had an unfavorable impact of approximately $300,000 on consolidated operating profit compared to the same period a year ago.

Investment income for the first three months of fiscal 2001 was $639,000 compared to $456,000 for the first quarter of fiscal 2000. The increase reflected a higher average rate of return on the Company's invested funds. Interest expense for the three months ended December 31, 2000 was $362,000, compared to $408,000 for the first three months of fiscal 2000. The decline in interest expense compared to the same period last year principally reflected lower average outstanding debt balances as a result of repayments.

Other income (deductions), net, for the fiscal 2001 first quarter represented a reduction to pre-tax income of $93,000, compared to a reduction of $20,000 for the first three months of fiscal 2000. Minority interest for the first three months of fiscal 2001 was $589,000 compared to $408,000 for the same period a year ago. The higher minority interest deduction for the current period resulted from higher operating results of Tukaiz.

The Company's effective tax rate for the first three months of fiscal 2001 was 39.1%, compared to 39.2% for the year ended September 30, 2000. The difference between the Company's effective tax rate and the Federal statutory rate of 35% primarily reflects the impact of state and foreign income taxes and non-deductible goodwill amortization.


Liquidity and Capital Resources:

Net cash provided by operating activities was $6.0 million for the three months ended December 31, 2000, compared to $9.7 million for the first three months of fiscal 2000. Operating cash flow for both periods primarily reflected net income adjusted for depreciation and amortization (non-cash expenses). Operating cash flow for the current period also reflected a higher level of payments on year-end compensation accruals compared to the same period a year ago.

Cash used in investing activities was $13.5 million for the three months ended December 31, 2000, compared to $8.5 million for the first three months of fiscal 2000. Investing activities for the current period reflected capital expenditures of $1.5 million, net purchases of investment securities of $8.2 million and cash payments of $3.7 million in connection with the acquisitions of The SLN Group, Inc. (October 2000) and Press Ready Plate, Inc. (November 2000). Investing activities for the first three months of fiscal 2000 included capital expenditures of $2.4 million and net purchases of investment securities of $6.2 million. Investment securities, which primarily consisted of corporate obligations and U.S. government securities, were purchased to obtain a better rate of return on the Company's excess cash.

Capital spending for property, plant and equipment has averaged $9.4 million for the last three fiscal years. The capital budget of the Company for fiscal 2001 is $11.0 million. The Company expects to generate sufficient cash from operations to fund all anticipated capital spending projects.

Cash used in financing activities for the three months ended December 31, 2000 was $3.7 million, consisting of net treasury stock purchases of $2.4 million, net repayments of $476,000 on long-term debt, and dividend payments of $768,000 to the Company's shareholders. Cash provided by financing activities was $3.4 million for the three months ended December 31, 1999 consisting principally of net treasury stock purchases of $1.4 million, net repayments of $1.3 million on long-term debt, and the dividend payments of $740,000. The Company had available lines of credit with U.S. and Canadian banks of approximately $12 million at December 31, 2000.

At December 31, 2000 and September 30, 2000 and 1999, the Company's current ratio was 1.9, 2.0 and 1.6, respectively. The Company had cash and cash equivalents at December 31, 2000 and September 30, 2000 of $18.3 million and $29.2 million, respectively. Net working capital at December 31, 2000 and September 30, 2000 was $42.3 million and $48.0 million, respectively. The Company believes that its current liquidity sources, combined with its operating cash flow and additional borrowing capacity, will be sufficient to meet its capital needs for the next 12 months.

Acquisitions:

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


Subsequent Events:

On January 19, 2001, Matthews sold its fifty percent interest in Tukaiz. Net proceeds to Matthews from the sale, after the repayment of intercompany debt, approximated $10.0 million. All intercompany debt provided by Matthews to Tukaiz, including a $5.5 million Subordinated Convertible Note, was repaid upon the closing of this transaction.


Accounting Pronouncements:

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 101 outlines basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. The Company will be required to implement SAB No. 101 in the fourth quarter of fiscal 2001. The provisions of SAB No. 101 are not expected to have a material impact on the Company's consolidated financial statements.

Sales and cost of goods sold for the three months ended December 31, 1999 have been adjusted in accordance with Emerging Issues Task Force Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs," to reflect the reclassification of shipping costs billed to customers.

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




Date    2/13/01                                  D.M. Kelly
     ------------                 -----------------------------------------
                                      D.M. Kelly, Chairman of the Board,
                                    President and Chief Executive Officer




Date    2/13/01                                  E.J. Boyle
     ------------                 -----------------------------------------
                                   E.J. Boyle, Vice President, Accounting &
                                       Finance, Treasurer and Secretary