Form 10-Q
period 2001-03-31
MATTHEWS INTERNATIONAL CORP
filed 2001-05-10
CIK 63296

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  Form 10-Q


[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934


For The Quarterly Period Ended March 31, 2001

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

     Class of Common Stock                  Outstanding at April 30, 2001

   Class A - $1.00 par value                      13,372,219 shares
   Class B - $1.00 par value                       1,821,527 shares

                            PART I - FINANCIAL INFORMATION
                 MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                                                 March 31, 2001         September 30, 2000
                                                                 --------------         ------------------
ASSETS
Current assets:
Cash and cash equivalents                                          $ 37,399,936               $ 29,150,118
Short-term investments                                                  266,549                  1,321,226
Accounts receivable                                                  44,535,991                 44,818,961
Inventories:  Materials and finished goods            $ 14,671,343               $ 14,927,664
              Labor and overhead in process              1,517,741                  1,498,130
              Supplies                                     339,439                    423,652
                                                        ----------                 ----------
                                                                     16,528,523                 16,849,446
Other current assets                                                  2,390,933                  2,693,039
                                                                    -----------                 ----------
   Total current assets                                             101,121,932                 94,832,790
Investments                                                          15,668,326                 14,802,809
Property, plant and equipment:  Cost                    84,304,505                 94,107,498
 Less accumulated depreciation                         (42,855,228)               (45,640,252)
                                                        ----------                 ----------
                                                                     41,449,277                 48,467,246
Deferred income taxes and other assets                               13,843,365                 13,850,559
Goodwill, net of accumulated amortization                            47,895,017                 48,712,046
                                                                    -----------                -----------
Total assets                                                       $219,977,917               $220,665,450
                                                                    ===========                ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Long-term debt, current maturities                                    2,176,299                  3,478,218
Accounts payable                                                     10,678,667                 10,075,166
Accrued compensation                                                 10,639,796                 16,729,194
Accrued income taxes                                                  4,691,918                    270,124
Customer prepayments                                                  6,016,278                  5,874,352
Other current liabilities                                            11,215,332                 10,405,088
                                                                     ----------                 ----------
  Total current liabilities                                          45,418,290                 46,832,142
Long-term debt                                                       10,738,363                 13,908,448
Estimated finishing costs                                             4,161,280                  4,071,884
Postretirement benefits                                              18,792,369                 18,991,385
Other liabilities                                                    10,732,385                 10,005,882

Shareholders' equity:
 Common stock                                           18,166,996                 18,166,996
 Retained earnings                                     187,806,888                174,689,060
 Accumulated other comprehensive income (loss)         (10,557,561)                (9,177,176)
 Notes receivable                                             -                        (6,596)
 Treasury stock, at cost                               (65,281,093)               (56,816,575)
                                                       -----------                -----------
                                                                    130,135,230                126,855,709
                                                                    -----------                -----------
Total liabilities and shareholders' equity                         $219,977,917               $220,665,450
                                                                    ===========                ===========

                 MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                               Three Months Ended               Six Months Ended
                                   March 31,                        March 31,
                            ------------------------       --------------------------
                               2001           2000             2001           2000
                               ----           ----             ----           ----

Sales                    $ 66,339,218   $ 67,128,978     $132,895,045   $131,825,916

Cost of sales             (38,121,175)   (36,488,235)     (76,516,584)   (73,161,298)
                           ----------     ----------      -----------    -----------

Gross profit               28,218,043     30,640,743       56,378,461     58,664,618

Selling and
 administrative expenses  (16,796,375)   (18,132,137)     (33,483,006)   (35,770,285)

Special items               2,177,292          -            2,177,292          -
                           ----------     ----------      -----------    -----------

Operating profit           13,598,960     12,508,606       25,072,747     22,894,333


Investment income             777,346        373,310        1,416,723        828,987

Interest expense             (293,856)      (411,378)        (655,652)      (819,647)

Other income
  (deductions), net          (464,399)       (13,750)        (557,392)       (33,964)

Minority interest            (477,215)      (741,753)      (1,065,717)    (1,149,860)
                           ----------     ----------      -----------    -----------

Income before
 income taxes              13,140,836     11,715,035       24,210,709     21,719,849

Income taxes               (5,016,356)    (4,600,509)      (9,344,583)    (8,522,046)
                           ----------     ----------      -----------    -----------

Net income                $ 8,124,480    $ 7,114,526     $ 14,866,126   $ 13,197,803
                           ==========     ==========      ===========    ===========



Basic earnings per share     $  .53         $  .46           $  .97         $  .85
                              =====          =====            =====          =====

Diluted earnings per share   $  .52         $  .45           $  .95         $  .83
                              =====          =====            =====          =====

Dividends per share          $  .05         $.0475           $  .10         $ .095
                              =====          =====            =====          =====


                 MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                Six Months Ended
                                                                    March 31,
                                                           --------------------------
                                                              2001            2000
                                                              ----            ----
Cash flows from operating activities:
 Net income                                              $ 14,866,126    $ 13,197,803
 Adjustments to reconcile net income to net cash
   provided by operating activities:
  Depreciation and amortization                             5,838,258       6,230,786
  Change in deferred taxes                                     58,252           5,326
  Changes in working capital items                         (2,219,421)     (5,783,499)
  Increase in other assets                                   (180,137)       (218,074)
  Increase in estimated finishing costs                        89,396         137,974
  Increase (decrease) in other liabilities                    (97,600)        558,550
  Decrease in postretirement benefits                        (199,016)       (314,687)
  Impairment losses                                         2,823,661           -
  Net (gain) loss on sales of assets                          (21,125)         30,538
  Gain on sale of subsidiary                               (7,098,554)          -
  Net (gain) loss on investments                             (113,271)         74,481
  Effect of exchange rate changes on operations              (781,743)       (995,297)
                                                           ----------      ----------
    Net cash provided by operating activities              12,964,826      12,923,901
                                                           ----------      ----------
Cash flows from investing activities:
 Capital expenditures                                      (3,470,730)     (4,262,901)
 Proceeds from sales of assets                                 34,386          16,360
 Acquisitions, net of cash acquired                        (7,461,068)     (5,798,892)
 Proceeds from sale of subsidiary                          18,581,528           -
 Purchases of investment securities                       (11,076,655)     (6,486,565)
 Proceeds from disposition of investment securities        10,531,799       2,012,386
 Collections on loans to officers and employees                 6,596          31,791
                                                           ----------      ----------
    Net cash provided by (used in) investing activities     7,145,856     (14,487,821)
                                                           ----------      ----------
Cash flows from financing activities:
 Proceeds from long-term debt                                   -               -
 Payments on long-term debt                                (1,143,825)     (3,259,626)
 Proceeds from the sale of treasury stock                     167,523          95,921
 Purchases of treasury stock                               (8,853,273)     (4,358,737)
 Dividends                                                 (1,527,066)     (1,475,442)
                                                           ----------      ----------
    Net cash used in financing activities                 (11,356,641)     (8,997,884)
                                                           ----------      ----------
Effect of exchange rate changes on cash                      (504,223)       (723,132)
                                                           ----------      ----------

Net increase (decrease) in cash and cash equivalents     $  8,249,818    $(11,284,936)
                                                           ==========      ==========


             MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               MARCH 31, 2001


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


Note 2.  Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information for commercial and industrial companies and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three months and six months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2000.

The consolidated financial statements include all majority-owned foreign and domestic subsidiaries. The consolidated financial statements also include the accounts of the Company's 50%-owned affiliates, Tukaiz Communications, L.L.C. ("Tukaiz"), O.N.E. Color Communications, L.L.C. and S+T GmbH & Co. KG. All intercompany accounts and transactions have been eliminated. On January 19, 2001, the Company sold its 50% interest in Tukaiz (see Note 7).

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

             MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                               MARCH 31, 2001


Note 2.  Basis of Presentation, continued

Sales and cost of goods sold for the three-month and six-month periods ended March 31, 2000 have been adjusted in accordance with Emerging Issues Task Force Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs," to reflect the reclassification of shipping costs billed to customers.


Note 3.  Income Taxes

Income tax provisions for the Company's interim periods are based on the effective income tax rate expected to be applicable for the full year. The difference between the estimated effective tax rate of 38.6% and the Federal statutory rate of 35% primarily reflects the impact of state and foreign income taxes and non-deductible goodwill amortization.



Note 4.  Earnings Per Share

                               Three Months Ended              Six Months Ended
                                    March 31,                      March 31,
                            -------------------------     --------------------------
                               2001           2000            2001           2000
                               ----           ----            ----           ----
Net income                 $ 8,124,480    $ 7,114,526     $14,866,126    $13,197,803
                            ==========     ==========      ==========     ==========

Weighted average common
 shares outstanding         15,332,564     15,536,606      15,384,806     15,583,051

Dilutive securities,
 primarily stock options       310,334        310,786         293,383        341,048
                            ----------     ----------      ----------     ----------
Diluted weighted average
 common shares outstanding  15,642,898     15,847,392      15,678,189     15,924,099
                            ==========     ==========      ==========     ==========


Basic earnings per share         $ .53          $ .46           $ .97          $ .85
                                  ====           ====            ====           ====

Diluted earnings per share       $ .52            .45           $ .95          $ .83
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

             MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                               MARCH 31, 2001


Note 5.  Segment Information, continued

Information about the Company's segments follows:

                               Three Months Ended              Six Months Ended
                                    March 31,                      March 31,
                            -------------------------     --------------------------
                               2001           2000            2001           2000
                               ----           ----            ----           ----
Sales to external customers:
  Graphics Imaging        $ 21,696,163   $ 22,829,484    $ 45,233,632   $ 45,865,410
  Marking Products           7,456,483      8,497,547      15,452,611     16,868,228
  Bronze                    37,186,572     35,801,947      72,208,802     69,092,278
                           -----------    -----------     -----------    -----------
                          $ 66,339,218   $ 67,128,978    $132,895,045   $131,825,916
                           ===========    ===========     ===========    ===========

Operating profit:
  Graphics Imaging        $  6,969,342   $  2,536,250    $  9,559,787   $  4,299,801
  Marking Products            (509,789)     1,266,224       1,230,231      2,878,059
  Bronze                     7,139,407      8,706,132      14,282,729     15,716,473
                           -----------    -----------     -----------    -----------
                          $ 13,598,960   $ 12,508,606    $ 25,072,747   $ 22,894,333
                           ===========    ===========     ===========    ===========

Operating profit, excluding special
 items and other one-time charges:
  Graphics Imaging        $  2,568,103   $  2,536,250    $  5,158,548   $  4,299,801
  Marking Products             944,524      1,266,224       2,684,544      2,878,059
  Bronze                     9,077,499      8,706,132      16,220,821     15,716,473
                           -----------    -----------     -----------    -----------
                          $ 12,590,126   $ 12,508,606    $ 24,063,913   $ 22,894,333
                           ===========    ===========     ===========    ===========


Note 6.  Comprehensive Income

Comprehensive income consists of net income adjusted for changes, net of tax, in cumulative foreign currency translation, unrealized investment gains and losses and minimum pension liability. For the three months ended March 31, 2001 and 2000, comprehensive income was $6,028,775 and $5,092,334, respectively. For the six months ended March 31, 2001 and 2000, comprehensive income was $13,485,741 and $10,673,051, respectively.


Note 7.  Disposition

On January 19, 2001, Matthews sold its fifty percent interest in Tukaiz. Proceeds to Matthews from the sale were approximately $18.6 million, which included the repayment of intercompany debt of $8.4 million. All intercompany debt provided by Matthews to Tukaiz, including a $5.5 million Subordinated Convertible Note, was repaid upon the closing of this transaction. The sale resulted in a pre-tax gain of $7.1 million, which has been reported in Special Items on the Consolidated Statement of Income.

             MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                               MARCH 31, 2001


Note 8.  Special Items

In the second quarter of fiscal 2001, the Company recorded asset impairments, restructuring costs and other special charges totaling $6.6 million. The majority of these charges have been classified as Special Items on the Consolidated Statement of Income, except for $1,168,458 classified as selling and administrative expenses, and $500,000 classified as other deductions.

In connection with the restructuring of certain operations within the Graphics Imaging and Marking Products segments, asset impairments of $4.0 million were recorded, primarily reflecting a reduction in the value of goodwill related to various investments. In accordance with the Company's accounting policies, management evaluated the net realizable value of such goodwill and, based on this analysis, goodwill was reduced to reflect estimated fair value on a discounted cash flow basis. Asset impairments also included other write-downs of certain assets to reflect estimated realizable values.

In addition, special items included restructuring costs of $1.2 million for certain operations within the Graphics Imaging and Marking Products segments. These restructuring costs were designed to improve operating efficiency and primarily included consulting fees and personnel reduction costs. Special items also included non-recurring expenses of approximately $1.4 million consisting of costs incurred in connection with a potential acquisition which was not completed, a special contribution to the Company's educational and charitable trust of $500,000 (classified in other income (deductions), net), and other one-time charges. A significant portion of the restructuring costs and non-recurring expenses were incurred as of March 31, 2001, except for the trust contribution and certain other costs which are expected to be completed by the end of the fiscal year.


Note 9.  Accounting Pronouncement

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


Results of Operations:

The following table sets forth certain income statement data of the Company expressed as a percentage of net sales for the periods indicated.

                                Six months ended          Years ended
                                    March 31,            September 30,
                               ------------------    --------------------
                                  2001    2000       2000    1999    1998
                                  ----    ----       ----    ----    ----
Sales                            100.0%  100.0%     100.0%  100.0%  100.0%
Gross profit                      42.4    44.5       44.2    42.3    43.2
Operating profit                  18.9    17.4       17.9    16.8    16.7
Income before income taxes        18.2    16.5       17.2    17.0    17.2
Net income                        11.2    10.0       10.5    10.3    10.4

Note: Prior periods have been adjusted to reflect the reclassification, in accordance with Emerging Issues Task Force Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs," of shipping costs billed to customers.


Sales for the six months ended March 31, 2001 were $132.9 million and were $1.1 million, or approximately 1.0%, higher than sales of $131.8 million for the six months ended March 31, 2000. Bronze segment sales for the first six months of fiscal 2001 were $72.2 million, or 5%, higher than the same period a year ago, primarily reflecting an increase in mausoleum construction revenues and the acquisition of The SLN Group, Inc. in October 2000 (see "Acquisitions"). Year-to-date sales for the Graphics Imaging segment as of March 31, 2001 were $45.2 million, representing a decrease of 1% from the same period a year ago. The decline reflected the sale of Tukaiz Communications, L.L.C. ("Tukaiz") on January 19, 2001 (see "Disposition"). Fiscal 2001 revenues for Tukaiz up to the disposition date were $6.5 million, compared to $12.1 million for the six months ended March 31, 2000. The decline from the divestiture of Tukaiz was partially offset by the Company's recent acquisitions of Repro-Busek GmbH ("Busek") in August 2000, Press Ready Plate, Inc. in November 2000 and Klischeewerkstatt Scholler GmbH ("Scholler") in January 2001 (see "Acquisitions").

Marking Products segment sales for the six months ended March 31, 2001 were $15.5 million compared to $16.9 million for the first half of fiscal 2000.
The decline was mainly due to lower exports coupled with a slow-down in capital goods purchases domestically. For the six months ended March 31, 2001, declines in foreign currency values against the U.S. dollar had an unfavorable impact of approximately $2.7 million on the Company's consolidated sales for the six months ended March 31, 2001 compared to the same period a year ago.

Gross profit for the six months ended March 31, 2001 was $56.4 million, compared to $58.7 million for the first six months of fiscal 2000. The reduction in consolidated gross profit for the period reflected the impact of the divesture of Tukaiz, a decline in sales for the Marking Products segment and a change in product mix in the Bronze segment. Fiscal 2001 reflected higher mausoleum construction revenues, which generally have lower margins than the segment's memorial products. Consolidated gross profit as a percent of sales for the six months ended March 31, 2001 declined to 42.4%, compared to 44.5% for the same period a year ago, primarily reflecting the change in product mix within the Bronze segment.

Selling and administrative expenses for the six months ended March 31, 2001 were $33.5 million, representing a decrease of $2.3 million, or 6.4%, compared to the same period a year ago. Fiscal 2001 selling and administrative expenses included special charges of $1.2 million (see "Special Items"). Excluding the special charges, selling and administrative expenses declined $3.5 million, or 9.7%, from the same period last year reflecting internal cost control initiatives and lower employee benefit costs in all three of the Company's business segments. Employee benefit costs were favorably impacted by an increase in the Company's pension fund assets compared to the prior year, which was partially offset by an increase in health care costs. Excluding special charges, consolidated selling and administrative expenses as a percent of sales was 24.3% for the first six months of fiscal 2001 compared to 27.1% for the same period a year ago.

Operating profit for the six months ended March 31, 2001 was $25.1 million, representing an increase of $2.2 million, or 9.5%, over operating profit of $22.9 million for the first six months of fiscal 2000. Fiscal 2001 operating profit was favorably impacted by special items (including special charges classified as selling and administrative expenses) of $1.0 million. Excluding these special items, consolidated operating profit for the first six months of fiscal 2001 was $24.1 million.

Excluding special items, operating profit for the Graphics imaging segment for the first six months of fiscal 2001 was $5.2 million, representing an increase of 20% over the same period last year. The increase was due to a combination of factors including cost control initiatives implemented in fiscal years 2000 and 2001, contributions from the segment's recent acquisitions and higher profitability of the Company's 50%-owned affiliate, O.N.E. Color Communications L.L.C. These increases were partially offset by the divestiture of Tukaiz. Fiscal 2001 operating profit for Tukaiz up to the disposition date was $700,000, compared to $1.2 million for the six months ended March 31, 2000. Bronze segment operating profit, excluding special items, for the first six months of fiscal 2001 was $16.2 million, compared to $15.7 million for the same period a year ago. Fiscal 2001 reflected higher mausoleum construction revenues, which generally have lower margins than the segment's memorial products.

Operating profit, excluding special items, for the Marking Products segment for the six months ended March 31, 2001 was $2.7 million, compared to operating profit of $2.9 million for the same period a year ago. The decrease in operating profit reflected a decline in sales for the period, which was partially offset by lower selling and administrative costs. Declines in foreign currency values against the U.S. dollar had an unfavorable impact of approximately $450,000 on the Company's consolidated operating profit for the six months ended March 31, 2001 compared to the same period last year.

Investment income for the first six months of fiscal 2001 was $1.4 million compared to $829,000 for the first six months of fiscal 2000. The increase reflected higher average cash and investment balances and a higher average rate of return on the Company's invested funds. Interest expense for the six months ended March 31, 2001 was $656,000, compared to $820,000 for the first six months of fiscal 2000. The decline in interest expense compared to the same period last year principally reflected the divestiture of Tukaiz and lower outstanding debt balances for Caggiati S.p.A. as a result of repayments.

Other income (deductions), net, for the first six months of fiscal 2001 represented a reduction to pre-tax income of $557,000, compared to a reduction of $34,000 for the first six months of fiscal 2000. Fiscal 2001 other deductions included a special contribution of $500,000 to the Jas. H. Matthews Educational and Charitable Trust. Minority interest for the first six months of fiscal 2001 was $1.1 million compared to $1.2 million for the same period a year ago. The lower minority interest deduction for the current period resulted from the divestiture of Tukaiz, offset by the recent acquisitions of Busek and Scholler.

The Company's effective tax rate for the first six months of fiscal 2001 was 38.6%, compared to 39.2% for the year ended September 30, 2000. The reduction reflects a lower projected effective state income tax rate for fiscal 2001. The difference between the Company's effective tax rate and the Federal statutory rate of 35% primarily reflects the impact of state and foreign income taxes and non-deductible goodwill amortization.


Special Items:

On January 19, 2001, Matthews sold its fifty percent interest in Tukaiz (see "Disposition"). The sale resulted in a pre-tax gain of $7.1 million, which has been reported in Special Items on the Consolidated Statement of Income. In the second quarter of fiscal 2001, the Company recorded asset impairments, restructuring costs and other special charges totaling $6.6 million. The majority of these charges have been classified as Special Items on the Consolidated Statement of Income, except for $1,168,458 classified as selling and administrative expenses and $500,000 classified as other deductions.

In connection with the restructuring of certain operations within the Graphics Imaging and Marking Products segments, asset impairments of $4.0 million were recorded, primarily reflecting a reduction in the value of goodwill related to various investments. In accordance with the Company's accounting policies, management evaluated the net realizable value of such goodwill and, based on this analysis, goodwill was reduced to reflect estimated fair value on a discounted cash flow basis. Asset impairments also included other write-downs of certain assets to reflect estimated realizable values.

In addition, special items included restructuring costs of $1.2 million for certain operations within the Graphics Imaging and Marking Products segments. These restructuring costs were designed to improve operating efficiency and primarily included consulting fees and personnel reduction costs. Special items also included non-recurring expenses of approximately $1.4 million consisting of costs incurred in connection with a potential acquisition which was not completed, a special contribution to the Company's educational and charitable trust of $500,000 (classified in other income (deductions), net), and other one-time charges. A significant portion of the restructuring costs and non-recurring expenses were incurred as of March 31, 2001, except for the trust contribution and certain other costs which are expected to be completed by the end of the fiscal year.


Liquidity and Capital Resources:

Net cash provided by operating activities was $13.0 million for the six months ended March 31, 2001, compared to $12.9 million for the first six months of fiscal 2000. For the six months ended March 31, 2001, operating cash flow reflected net income, excluding the gain on the sale of Tukaiz, adjusted for depreciation, amortization and impairment losses (non-cash items) recorded in connection with the special charges for the period. Operating cash flow for the first six months of fiscal 2000 primarily reflected net income adjusted for depreciation and amortization and the payment of year-end compensation and profit distribution accruals.

Cash provided by investing activities was $7.1 million for the six months ended March 31, 2001, compared to cash used of $14.5 million in investing activities for the first six months of fiscal 2000. Investing activities for the current period reflected proceeds of $18.6 million from the sale of Tukaiz which was partially offset by capital expenditures of $3.5 million and cash payments of $7.5 million in connection with the acquisitions of The SLN Group, Inc., Press Ready Plate, Inc. and Scholler (see "Acquisitions"). Investing activities for the first six months of fiscal 2000 included capital expenditures of $4.3 million, cash payments of $5.8 million in connection with acquisitions and net purchases of investment securities of $4.5 million.

Capital spending for property, plant and equipment has averaged $9.4 million for the last three fiscal years. The capital budget of the Company for fiscal 2001 is $11.0 million. The Company expects to generate sufficient cash from operations to fund all anticipated capital spending projects.

Cash used in financing activities for the six months ended March 31, 2001 was $11.4 million, consisting of net treasury stock purchases of $8.7 million, net repayments of $1.2 million on long-term debt, and dividends of $1.5 million to the Company's shareholders. Cash provided by financing activities was $9.0 million for the six months ended March 31, 2000 consisting principally of net treasury stock purchases of $4.3 million, net repayments of $3.2 million on long-term debt, and dividends of $1.5 million. At March 31, 2001, the Company had available lines of credit with U.S. and Canadian banks of approximately $12 million.

At March 31, 2001 and September 30, 2000 and 1999, the Company's current ratio was 2.2, 2.0 and 1.6, respectively. The Company had cash and cash equivalents at March 31, 2001 and September 30, 2000 of $37.4 million and $29.2 million, respectively. Net working capital at March 31, 2001 and September 30, 2000 was $55.7 million and $48.0 million, respectively. The Company believes that its current liquidity sources, combined with its operating cash flow and additional borrowing capacity, will be sufficient to meet its capital needs for the next 12 months.

Acquisitions:

In October 2000, Matthews acquired certain assets and liabilities of The SLN Group, Inc. ("SLN"). SLN, located in Nanuet, New York, is a manufacturer and marketer of photo-etched metal plaques and water-jet cut letters and logos. The acquisition of SLN is intended to broaden Matthews' offerings for identification and recognition products. In November 2000, Matthews acquired Press Ready Plate, Inc. ("Press Ready"). Press Ready, located in Kansas City, Missouri, provides pre-press services and printing plates to the flexible packaging industry. The acquisition of Press Ready is designed to increase Matthews' presence in the market for pre-press services used by the flexible packaging industry. In January 2001, Matthews acquired a 75% interest in Klischeewerkstatt Scholler GmbH ("Scholler"). Scholler, located in Nuremberg, Germany, is a graphics and flexographic printing plate manufacturer. The acquisition of Scholler is an important part of the Matthews strategy to become a worldwide leader in the graphics industry and serve existing multinational customers on a global basis.


Disposition:

On January 19, 2001, Matthews sold its fifty percent interest in Tukaiz. Proceeds to Matthews from the sale were approximately $18.6 million, which included the repayment of intercompany debt of $8.4 million. All intercompany debt provided by Matthews to Tukaiz, including a $5.5 million Subordinated Convertible Note, was repaid upon the closing of this transaction. The transaction resulted in a pre-tax gain of $7.1 million, which has been reported in Special Items on the Consolidated Statement of Income.


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

Sales and cost of goods sold for the three-month and six-months periods ended March 31, 2000 have been adjusted in accordance with Emerging Issues Task Force Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs," to reflect the reclassification of shipping costs billed to customers.

                         PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K


(a)  Exhibits

     The following Exhibit to this report is filed herewith:

     None




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




Date    5/10/01                                  D.M. Kelly
     ------------                 -----------------------------------------
                                      D.M. Kelly, Chairman of the Board,
                                    President and Chief Executive Officer




Date    5/10/01                                  E.J. Boyle
     ------------                 -----------------------------------------
                                   E.J. Boyle, Vice President, Accounting &
                                       Finance, Treasurer and Secretary