Form 10-Q
period 2001-06-30
MATTHEWS INTERNATIONAL CORP
filed 2001-08-10
CIK 63296

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  Form 10-Q


[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934


For The Quarterly Period Ended June 30, 2001

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

     Class of Common Stock                   Outstanding at July 31, 2001

   Class A - $1.00 par value                      13,412,089 shares
   Class B - $1.00 par value                       1,742,978 shares

                            PART I - FINANCIAL INFORMATION
                 MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                                                  June 30, 2001         September 30, 2000
                                                                  -------------         ------------------
ASSETS
Current assets:
Cash and cash equivalents                                          $ 22,879,390               $ 29,150,118
Short-term investments                                                  265,193                  1,321,226
Accounts receivable                                                  50,584,775                 44,818,961
Inventories:  Materials and finished goods            $ 15,824,101               $ 14,927,664
              Labor and overhead in process              1,462,714                  1,498,130
              Supplies                                     327,331                    423,652
                                                        ----------                 ----------
                                                                     17,614,146                 16,849,446
Other current assets                                                  2,406,984                  2,693,039
                                                                    -----------                 ----------
   Total current assets                                              93,750,488                 94,832,790
Investments                                                          15,976,555                 14,802,809
Property, plant and equipment:  Cost                    94,547,710                 94,107,498
 Less accumulated depreciation                         (44,670,896)               (45,640,252)
                                                        ----------                 ----------
                                                                     49,876,814                 48,467,246
Deferred income taxes and other assets                               15,983,064                 13,850,559
Goodwill, net of accumulated amortization                            86,308,392                 48,712,046
                                                                    -----------                -----------
Total assets                                                       $261,895,313               $220,665,450
                                                                    ===========                ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Long-term debt, current maturities                                    4,906,294                  3,478,218
Accounts payable                                                     10,956,424                 10,075,166
Accrued compensation                                                 13,184,591                 16,729,194
Accrued income taxes                                                  4,553,232                    270,124
Customer prepayments                                                  5,949,422                  5,874,352
Other current liabilities                                             7,943,984                 10,405,088
                                                                     ----------                 ----------
  Total current liabilities                                          47,493,947                 46,832,142
Long-term debt                                                       40,585,786                 13,908,448
Estimated finishing costs                                             8,014,316                  4,071,884
Postretirement benefits                                              18,647,271                 18,991,385
Other liabilities                                                    11,611,965                 10,005,882

Shareholders' equity:
 Common stock                                           18,166,996                 18,166,996
 Retained earnings                                     195,793,658                174,689,060
 Accumulated other comprehensive income (loss)         (10,826,010)                (9,177,176)
 Notes receivable                                             -                        (6,596)
 Treasury stock, at cost                               (67,592,616)               (56,816,575)
                                                       -----------                -----------
                                                                    135,542,028                126,855,709
                                                                    -----------                -----------
Total liabilities and shareholders' equity                         $261,895,313               $220,665,450
                                                                    ===========                ===========

                 MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                               Three Months Ended               Nine Months Ended
                                    June 30,                         June 30,
                            ------------------------       --------------------------
                               2001           2000             2001           2000
                               ----           ----             ----           ----

Sales                    $ 71,460,987   $ 69,025,427     $204,356,032   $200,851,343

Cost of sales             (40,071,350)   (37,926,781)    (116,587,934)  (111,088,079)
                           ----------     ----------      -----------    -----------

Gross profit               31,389,637     31,098,646       87,768,098     89,763,264

Selling and
 administrative expenses  (16,758,457)   (17,768,132)     (50,241,463)   (53,538,417)

Special items                   -              -            2,177,292          -
                           ----------     ----------      -----------    -----------

Operating profit           14,631,180     13,330,514       39,703,927     36,224,847


Investment income             524,993        436,266        1,941,716      1,265,253

Interest expense             (390,809)      (369,658)      (1,046,461)    (1,189,305)

Other income
  (deductions), net             3,863       (138,753)        (553,529)      (172,717)

Minority interest            (503,947)      (566,284)      (1,569,664)    (1,716,144)
                           ----------     ----------      -----------    -----------

Income before
 income taxes              14,265,280     12,692,085       38,475,989     34,411,934

Income taxes               (5,504,553)    (4,966,728)     (14,849,136)   (13,488,774)
                           ----------     ----------      -----------    -----------

Net income                $ 8,760,727    $ 7,725,357     $ 23,626,853   $ 20,923,160
                           ==========     ==========      ===========    ===========



Basic earnings per share     $  .58         $  .50           $ 1.54         $ 1.35
                              =====          =====            =====          =====

Diluted earnings per share   $  .56         $  .49           $ 1.51         $ 1.32
                              =====          =====            =====          =====

Dividends per share          $  .05         $.0475           $  .15         $.1425
                              =====          =====            =====          =====


                 MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                Nine Months Ended
                                                                     June 30,
                                                           --------------------------
                                                              2001            2000
                                                              ----            ----
Cash flows from operating activities:
 Net income                                              $ 23,626,853    $ 20,923,160
 Adjustments to reconcile net income to net cash
   provided by operating activities:
  Depreciation and amortization                             9,001,715       9,228,802
  Change in deferred taxes                                    156,452           1,753
  Changes in working capital items                         (5,543,146)     (4,946,187)
  Increase in other assets                                 (1,469,401)       (313,344)
  Increase in estimated finishing costs                       202,507         155,784
  Increase in other liabilities                                53,000         548,730
  Decrease in postretirement benefits                        (344,114)       (360,449)
  Impairment losses                                         2,823,661           -
  Net (gain) loss on sales of assets                          (28,245)        277,802
  Gain on sale of subsidiary                               (7,098,554)          -
  Net (gain) loss on investments                             (181,713)        113,701
  Effect of exchange rate changes on operations              (239,412)       (674,076)
                                                           ----------      ----------
   Net cash provided by operating activities               20,959,603      24,955,676
                                                           ----------      ----------
Cash flows from investing activities:
 Capital expenditures                                      (5,354,578)     (5,714,973)
 Proceeds from sales of assets                                 38,124         467,592
 Acquisitions, net of cash acquired                       (57,192,958)     (9,520,333)
 Proceeds from sale of subsidiary                          18,581,528           -
 Purchases of investment securities                       (11,431,814)     (6,716,970)
 Proceeds from disposition of investment securities        10,546,053       2,031,756
 Collections on loans to officers and employees                 6,596          40,994
                                                           ----------      ----------
   Net cash used in investing activities                  (44,807,049)    (19,411,934)
                                                           ----------      ----------
Cash flows from financing activities:
 Proceeds from long-term debt                              32,743,326       4,023,360
 Payments on long-term debt                                (1,188,505)     (3,779,161)
 Proceeds from the sale of treasury stock                     219,878         197,457
 Purchases of treasury stock                              (11,372,862)     (7,672,327)
 Dividends                                                 (2,283,312)     (2,204,463)
                                                           ----------      ----------
   Net cash provided by (used in) financing activities     18,118,525      (9,435,134)
                                                           ----------      ----------
Effect of exchange rate changes on cash                      (541,807)       (888,576)
                                                           ----------      ----------

Net decrease in cash and cash equivalents                $ (6,270,728)   $ (4,779,968)
                                                           ==========      ==========


             MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JUNE 30, 2001


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


Note 2.  Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information for commercial and industrial companies and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three months and nine months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2000.

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

             MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                                JUNE 30, 2001


Note 2.  Basis of Presentation, continued

Sales and cost of goods sold for the three-month and nine-month periods ended June 30, 2000 have been adjusted in accordance with Emerging Issues Task Force Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs," to reflect the reclassification of shipping costs billed to customers.


Note 3.  Income Taxes

Income tax provisions for the Company's interim periods are based on the effective income tax rate expected to be applicable for the full year. The difference between the estimated effective tax rate of 38.6% and the Federal statutory rate of 35% primarily reflects the impact of state and foreign income taxes and non-deductible goodwill amortization.



Note 4.  Earnings Per Share

                                Three Months Ended             Nine Months Ended
                                     June 30,                       June 30,
                            -------------------------     --------------------------
                               2001           2000            2001           2000
                               ----           ----            ----           ----
Net income                 $ 8,760,727    $ 7,725,357     $23,626,853    $20,923,160
                            ==========     ==========      ==========     ==========

Weighted-average common
 shares outstanding         15,180,961     15,420,408      15,319,315     15,529,805

Dilutive securities,
 primarily stock options       419,321        355,757         335,362        354,990
                            ----------     ----------      ----------     ----------
Diluted weighted-average
 common shares outstanding  15,600,282     15,776,165      15,654,677     15,884,795
                            ==========     ==========      ==========     ==========


Basic earnings per share         $ .58          $ .50           $1.54          $1.35
                                  ====           ====            ====           ====

Diluted earnings per share       $ .56            .49           $1.51          $1.32
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

             MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                                JUNE 30, 2001


Note 5.  Segment Information, continued

Information about the Company's segments follows:

                               Three Months Ended             Nine Months Ended
                                    June 30,                       June 30,
                            -------------------------     --------------------------
                               2001           2000            2001           2000
                               ----           ----            ----           ----
Sales to external customers:
  Graphics Imaging        $ 20,492,701   $ 23,393,503    $ 65,726,333   $ 69,258,913
  Marking Products           7,209,209      8,390,401      22,661,820     25,258,629
  Bronze                    43,759,077     37,241,523     115,967,879    106,333,801
                           -----------    -----------     -----------    -----------
                          $ 71,460,987   $ 69,025,427    $204,356,032   $200,851,343
                           ===========    ===========     ===========    ===========

Operating profit:
  Graphics Imaging        $  2,465,974   $  2,643,102    $ 12,025,761   $  6,942,903
  Marking Products           1,059,962      1,484,213       2,290,192      4,362,272
  Bronze                    11,105,244      9,203,199      25,387,974     24,919,672
                           -----------    -----------     -----------    -----------
                          $ 14,631,180   $ 13,330,514    $ 39,703,927   $ 36,224,847
                           ===========    ===========     ===========    ===========

Operating profit, excluding special
 items and other one-time charges:
  Graphics Imaging        $  2,465,974   $  2,643,102    $  7,624,522   $  6,942,903
  Marking Products           1,059,962      1,484,213       3,744,506      4,362,272
  Bronze                    11,105,244      9,203,199      27,326,065     24,919,672
                           -----------    -----------     -----------    -----------
                          $ 14,631,180   $ 13,330,514    $ 38,695,093   $ 36,224,847
                           ===========    ===========     ===========    ===========


Note 6.  Comprehensive Income

Comprehensive income consists of net income adjusted for changes, net of tax, in cumulative foreign currency translation, unrealized investment gains and losses and minimum pension liability. For the three months ended June 30, 2001 and 2000, comprehensive income was $8,492,278 and $7,430,465, respectively. For the nine months ended June 30, 2001 and 2000, comprehensive income was $21,978,019 and $18,103,516, respectively.


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

             MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                                JUNE 30, 2001

Note 8.  Special Items

In the second quarter of fiscal 2001, the Company recorded asset impairments, restructuring costs and other special charges totaling $6.6 million. The majority of these charges were classified as Special Items on the Consolidated Statement of Income, except for $1,168,458 classified as selling and administrative expenses, and $500,000 classified as other deductions.

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

In addition, special items included restructuring costs of $1.2 million for certain operations within the Graphics Imaging and Marking Products segments. These restructuring costs were designed to improve operating efficiency and primarily included consulting fees and personnel reduction costs. Special items also included non-recurring expenses of approximately $1.4 million consisting of costs incurred in connection with a potential acquisition which was not completed, a special contribution to the Company's educational and charitable trust of $500,000 (classified in other income (deductions), net), and other one-time charges. Substantially all of the restructuring costs and non-recurring expenses were incurred as of June 30, 2001, except for the trust contribution and certain other costs which are expected to be completed by the end of the fiscal year.


Note 9.  Acquisitions

On May 24, 2001, Matthews acquired the Commemorative Products business of The York Group, Inc. ("York") for $45 million cash. The transaction was completed through the purchase of certain assets (pursuant to an asset purchase agreement) and stock of subsidiaries under the Commemorative Products segment of York (pursuant to a stock purchase agreement). As part of the transaction, Matthews acquired York's manufacturing facilities in Kingwood, West Virginia and Bryan, Texas. The transaction was financed by Matthews through existing cash on hand and a $30 million bank loan under the Company's Revolving Credit and Term Loan Agreement with Mellon Bank, N.A. The loan bears interest at LIBOR plus .75%, which totaled 4.83% at June 30, 2001.

The following unaudited pro forma information presents a summary of the consolidated results of Matthews and the Commemorative Products business of York as if the acquisition had occurred on October 1, 1999:

                                                     Nine Months Ended
                                                          June 30,
                                                ---------------------------
                                                   2001            2000
                                                   ----            ----
Sales                                          $232,000,000    $233,000,000
Net income                                       24,310,000      22,460,000
Earnings per share, diluted                           $1.55           $1.41

             MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                                JUNE 30, 2001


Note 9.  Acquisitions, continued

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

On May 24, 2001, Matthews and York signed a merger agreement whereby Matthews is to acquire 100% of the outstanding common shares of York for $10 cash per share. Matthews also agreed to pay up to an additional $1 cash per share based on the excess cash remaining on York's balance sheet as of October 31, 2001. Completion of this transaction, anticipated to occur in the fourth quarter of 2001, is subject to York achieving earnings before interest, taxes, depreciation and amortization ("EBITDA") from its casket operations greater than the same period of the prior year for the nine months ended September 30, 2001; approval of the merger by the shareholders of York; compliance with applicable legal and regulatory requirements; and standard closing conditions. York, a leading casket manufacturer in the United States, expects to have annual revenues approximating $130 million following the sale of its other operating businesses.


Note 10.  Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires the purchase method of accounting (instead of pooling-of-interests) for all business combinations initiated after June 30, 2001. SFAS No. 142 addresses the financial statement accounting for goodwill and other intangible assets upon acquisition and the accounting subsequent to their initial recognition in the financial statements. Upon adoption, goodwill related to business combinations on or before June 30, 2001 will no longer be amortized and will be subject to periodic review for impairment. Goodwill in connection with acquisitions subsequent to June 30, 2001 will not be amortized and will also be subject to periodic review for impairment. The Company will be required to adopt the provisions of SFAS No. 142 in the first quarter of fiscal 2003, but application as early as the first quarter of fiscal 2002 is permitted. The Company is currently evaluating SFAS No. 142 in order to determine its impact on the consolidated financial statements.

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

             MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                                JUNE 30, 2001


Note 11.  Subsequent Event

Effective July 1, 2001, Matthews acquired a 75% interest in Rudolf Reproflex GmbH ("Rudolf"), a German graphics and flexographic printing plate manufacturer. The purchase price was DM 24 million (US$10.5 million) and is payable to the seller by September 30, 2001. Rudolf is headquartered in Goslar, Germany and has annual sales of approximately US$14 million.

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


Results of Operations:

The following table sets forth certain income statement data of the Company expressed as a percentage of net sales for the periods indicated.

                                Nine months ended         Years ended
                                     June 30,            September 30,
                               ------------------    --------------------
                                  2001    2000       2000    1999    1998
                                  ----    ----       ----    ----    ----
Sales                            100.0%  100.0%     100.0%  100.0%  100.0%
Gross profit                      42.9    44.7       44.2    42.3    43.2
Operating profit                  19.4    18.0       17.9    16.8    16.7
Income before income taxes        18.8    17.1       17.2    17.0    17.2
Net income                        11.6    10.4       10.5    10.3    10.4

Note: Prior periods have been adjusted to reflect the reclassification, in accordance with Emerging Issues Task Force Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs," of shipping costs billed to customers.


Sales for the nine months ended June 30, 2001 were $204.4 million and were $3.5 million, or approximately 1.7%, higher than sales of $200.9 million for the nine months ended June 30, 2000. Bronze segment sales for the first nine months of fiscal 2001 were $116.0 million, which was 9% higher than the same period a year ago, primarily reflecting an increase in mausoleum construction revenues and the acquisition of the Commemorative Products business of The York Group, Inc. (see "Acquisitions"). Year-to-date sales for the Graphics Imaging segment as of June 30, 2001 were $65.7 million, representing a decrease of 5% from the same period a year ago. The decline reflected the sale of Tukaiz Communications, L.L.C. ("Tukaiz") on January 19, 2001 (see "Disposition"). Fiscal 2001 revenues for Tukaiz up to the disposition date were $6.5 million, compared to $17.8 million for the nine months ended June 30, 2000. The decline from the divestiture of Tukaiz was partially offset by the Company's recent acquisitions of Repro-Busek GmbH ("Busek") in August 2000, Press Ready Plate, Inc. in November 2000 and Klischeewerkstatt Scholler GmbH ("Scholler") in January 2001 (see "Acquisitions").

Marking Products segment sales for the nine months ended June 30, 2001 were $22.7 million compared to $25.3 million for the first nine months of fiscal 2000. The decline was mainly due to lower exports coupled with a slow-down in capital goods purchases domestically. For the nine months ended June 30, 2001, declines in foreign currency values against the U.S. dollar had an unfavorable impact of approximately $4.6 million on the Company's consolidated sales for the nine months ended June 30, 2001 compared to the same period a year ago.

Gross profit for the nine months ended June 30, 2001 was $87.8 million, compared to $89.8 million for the first nine months of fiscal 2000. The reduction in consolidated gross profit for the period reflected the impact of the divesture of Tukaiz, a decline in sales for the Marking Products segment and a change in product mix in the Bronze segment. Fiscal 2001 reflected higher mausoleum construction revenues, which generally have lower margins than the segment's memorial products. Consolidated gross profit as a percent of sales for the nine months ended June 30, 2001 declined to 42.9%, compared to 44.7% for the same period a year ago, primarily reflecting the change in product mix within the Bronze segment.

Selling and administrative expenses for the nine months ended June 30, 2001 were $50.2 million, representing a decrease of $3.3 million, or 6.2%, compared to the same period a year ago. Fiscal 2001 selling and administrative expenses included special charges of $1.2 million (see "Special Items"). Excluding the special charges, selling and administrative expenses declined $4.5 million, or 8.3%, from the same period last year reflecting the divestiture of Tukaiz, internal cost control initiatives and lower employee benefit costs. Employee benefit costs were favorably impacted by an increase in the Company's pension fund assets compared to the prior year, which was partially offset by an increase in health care costs. Excluding special charges, consolidated selling and administrative expenses as a percent of sales was 24.0% for the first nine months of fiscal 2001 compared to 26.7% for the same period a year ago.

Operating profit for the nine months ended June 30, 2001 was $39.7 million, representing an increase of $3.5 million, or 9.6%, over operating profit of $36.2 million for the first nine months of fiscal 2000. Fiscal 2001 operating profit was favorably impacted by special items (including special charges classified as selling and administrative expenses) of $1.0 million. Excluding these special items, consolidated operating profit for the first nine months of fiscal 2001 was $38.7 million.

Excluding special items, operating profit for the Graphics imaging segment for the first nine months of fiscal 2001 was $7.6 million, representing an increase of 10% over the same period last year. The increase was due to a combination of factors including cost control initiatives implemented in fiscal years 2000 and 2001, contributions from the segment's recent acquisitions and higher profitability of the Company's 50%-owned affiliate, O.N.E. Color Communications L.L.C. These increases were partially offset by the divestiture of Tukaiz. Fiscal 2001 operating profit for Tukaiz up to the disposition date was $700,000, compared to $1.8 million for the nine months ended June 30, 2000. Bronze segment operating profit, excluding special items, for the first nine months of fiscal 2001 was $27.3 million, compared to $24.9 million for the same period a year ago. Fiscal 2001 reflected the benefits of the acquisition of the Commemorative Products business of the York Group, Inc. (see "Acquisitions"), higher mausoleum construction revenues, cost control initiatives and lower employee benefit costs.

Operating profit, excluding special items, for the Marking Products segment for the nine months ended June 30, 2001 was $3.7 million, compared to operating profit of $4.4 million for the same period a year ago. The decrease in operating profit reflected a decline in sales for the period, which was partially offset by lower selling and administrative costs. Declines in foreign currency values against the U.S. dollar had an unfavorable impact of approximately $900,000 on the Company's consolidated operating profit for the nine months ended June 30, 2001 compared to the same period last year.

Investment income for the first nine months of fiscal 2001 was $1.9 million compared to $1.3 million for the first nine months of fiscal 2000. The increase reflected higher average cash and investment balances and a higher average rate of return on the Company's invested funds. Interest expense for the nine months ended June 30, 2001 was $1.0 million, compared to $1.2 million for the first nine months of fiscal 2000. The decline in interest expense compared to the same period last year principally reflected the divestiture of Tukaiz, which was partially offset by new borrowings in connection with the acquisition of the Commemorative Products business of the York Group, Inc. (see "Acquisitions").

Other income (deductions), net, for the first nine months of fiscal 2001 represented a reduction to pre-tax income of $554,000, compared to a reduction of $173,000 for the first nine months of fiscal 2000. Fiscal 2001 other deductions included a special contribution of $500,000 to the Jas. H. Matthews Educational and Charitable Trust. Minority interest for the first nine months of fiscal 2001 was $1.6 million compared to $1.7 million for the same period a year ago. The lower minority interest deduction for the current period resulted from the divestiture of Tukaiz, offset by the recent acquisitions of Busek and Scholler.

The Company's effective tax rate for the first nine months of fiscal 2001 was 38.6%, compared to 39.2% for the year ended September 30, 2000. The reduction reflects a lower projected effective state income tax rate for fiscal 2001. The difference between the Company's effective tax rate and the Federal statutory rate of 35% primarily reflects the impact of state and foreign income taxes and non-deductible goodwill amortization.


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

In addition, special items included restructuring costs of $1.2 million for certain operations within the Graphics Imaging and Marking Products segments. These restructuring costs were designed to improve operating efficiency and primarily included consulting fees and personnel reduction costs. Special items also included non-recurring expenses of approximately $1.4 million consisting of costs incurred in connection with a potential acquisition which was not completed, a special contribution to the Company's educational and charitable trust of $500,000 (classified in other income (deductions), net), and other one-time charges. Substantially all of the restructuring costs and non-recurring expenses were incurred as of June 30, 2001, except for the trust contribution and certain other costs which are expected to be completed by the end of the fiscal year.


Liquidity and Capital Resources:

Net cash provided by operating activities was $21.0 million for the nine months ended June 30, 2001, compared to $25.0 million for the first nine months of fiscal 2000. For the nine months ended June 30, 2001, operating cash flow reflected net income, excluding the gain on the sale of Tukaiz, adjusted for depreciation, amortization and impairment losses (non-cash items) in connection with the special charges recorded in the fiscal 2001 second quarter. Operating cash flow for the first nine months of fiscal 2000 primarily reflected net income adjusted for depreciation and amortization.

Cash used in investing activities was $44.8 million for the nine months ended June 30, 2001, compared to $19.4 million for the first nine months of fiscal 2000. Investing activities for the current period primarily reflected the acquisitions of the Commemorative Products business of York ($45.0 million), The SLN Group, Inc., Press Ready Plate, Inc., and Scholler (see "Acquisitions"). Fiscal 2001 investing activities also included proceeds of $18.6 million from the sale of Tukaiz, capital expenditures of $5.4 million and the final payment of Lit. 7.2 billion (US$3.2 million) in connection with the acquisition of Caggiati S.p.A. Investing activities for the first nine months of fiscal 2000 included capital expenditures of $5.7 million, payments of $9.5 million in connection with acquisitions and net purchases of investment securities of $4.7 million.

Capital spending for property, plant and equipment has averaged $9.4 million for the last three fiscal years. The capital budget of the Company for fiscal 2001 is $11.0 million. The Company expects to generate sufficient cash from operations to fund all anticipated capital spending projects.

Cash provided by financing activities for the nine months ended June 30, 2001 was $18.1 million, consisting of proceeds from long-term debt of $32.7 million offset partially by net treasury stock purchases of $11.1 million, net repayments of $1.2 million on long-term debt, and dividends of $2.3 million to the Company's shareholders. Cash used in financing activities was $9.4 million for the nine months ended June 30, 2000 consisting principally of net treasury stock purchases of $7.4 million, repayments of $3.8 million on long-term debt, and dividends of $2.2 million offset partially by proceeds from long-term debt of $4.0 million.

Liquidity and Capital Resources:

At June 30, 2001 and September 30, 2000 and 1999, the Company's current ratio was 2.0, 2.0 and 1.6, respectively. The Company had cash and cash equivalents at June 30, 2001 and September 30, 2000 of $22.9 million and $29.2 million, respectively. Net working capital at June 30, 2001 and September 30, 2000 was $46.3 million and $48.0 million, respectively. The Company believes that its current liquidity sources, combined with its operating cash flow and additional borrowing capacity, will be sufficient to meet its capital needs for the next 12 months.


Acquisitions:

On May 24, 2001, Matthews acquired the Commemorative Products business of The York Group, Inc. ("York") for $45 million cash. The transaction was completed through the purchase of certain assets (pursuant to an asset purchase agreement) and stock of subsidiaries under the Commemorative Products segment of York (pursuant to a stock purchase agreement). As part of the transaction, Matthews acquired York's manufacturing facilities in Kingwood, West Virginia and Bryan, Texas. The transaction was financed by Matthews through existing cash on hand and a $30 million bank loan under the Company's Revolving Credit and Term Loan Agreement with Mellon Bank, N.A. The loan bears interest at LIBOR plus .75%, which totaled 4.83% at June 30, 2001.

On May 24, 2001, Matthews and York signed a merger agreement whereby Matthews is to acquire 100% of the outstanding common shares of York for $10 cash per share. Matthews also agreed to pay up to an additional $1 cash per share based on the excess cash remaining on York's balance sheet as of October 31, 2001. Completion of this transaction, anticipated to occur in the fourth quarter of 2001, is subject to York achieving earnings before interest, taxes, depreciation and amortization ("EBITDA") from its casket operations greater than the same period of the prior year for the nine months ended September 30, 2001; approval of the merger by the shareholders of York; compliance with applicable legal and regulatory requirements; and standard closing conditions. York believes that the interim period prior to closing will permit York to increase the per share value received by shareholders in the merger through the disposition of non-casket operations and other non-operating assets.
York, a leading casket manufacturer in the United States, expects to have annual revenues approximating $130 million following the sale of its other operating businesses. The acquisition is expected to be accretive to Matthews' earnings in its first year.

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


Accounting Pronouncements:

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires the purchase method of accounting (instead of pooling-of-interests) for all business combinations initiated after June 30, 2001. SFAS No. 142 addresses the financial statement accounting for goodwill and other intangible assets upon acquisition and the accounting subsequent to their initial recognition in the financial statements. Upon adoption, goodwill related to business combinations on or before June 30, 2001 will no longer be amortized and will be subject to periodic review for impairment. Goodwill in connection with acquisitions subsequent to June 30, 2001 will not be amortized and will also be subject to periodic review for impairment. The Company will be required to adopt the provisions of SFAS No. 142 in the first quarter of fiscal 2003, but application as early as the first quarter of fiscal 2002 is permitted. The Company is currently evaluating SFAS No. 142 in order to determine its impact on the consolidated financial statements.

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

Sales and cost of goods sold for the three-month and nine-month periods ended June 30, 2000 have been adjusted in accordance with Emerging Issues Task Force Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs," to reflect the reclassification of shipping costs billed to customers.


Subsequent Event

Effective July 1, 2001, Matthews acquired a 75% interest in Rudolf Reproflex GmbH ("Rudolf"), a German graphics and flexographic printing plate manufacturer. The purchase price was DM 24 million (US$10.5 million) and is payable to the seller by September 30, 2001. Rudolf is headquartered in Goslar, Germany and has annual sales of approximately US$14 million.

                         PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K


(a)  Exhibits

The following Exhibits to this report are incorporated by reference from the Registrant's Current Report on Form 8-K, dated May 24, 2001:

Exhibit
  No.      Description
-------    -----------
10.1	Matthews International Corporation, Empire Stock Corp., and
The York Group, Inc., Stock Purchase Agreement, dated as of
           May 24, 2001
10.2	Matthews International Corporation, Empire Stock Corp., The
York Group, Inc., York Bronze Company and OMC Industries,
           Inc., Asset Purchase Agreement, dated as of May 24, 2001
10.3	Agreement And Plan Of Merger By And Among Matthews International
          Corporation, Empire Merger Corp. and The York Group, Inc., dated as of May 24, 2001




(b)  Report on Form 8-K

On June 8, 2001, Matthews filed a Current Report on Form 8-K, dated May 24, 2001, under Item 2 in connection with the purchase by Matthews of the Commemorative Products business of The York Group, Inc. ("York") and Item 5 in connection with a merger agreement between Matthews and York whereby Matthews is to acquire 100% of the outstanding common shares of York. See
"Acquisitions" under Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                     MATTHEWS INTERNATIONAL CORPORATION
                                                (Registrant)




Date    8/10/01                                  D.M. Kelly
     ------------                 -----------------------------------------
                                      D.M. Kelly, Chairman of the Board,
                                    President and Chief Executive Officer




Date    8/10/01                                  E.J. Boyle
     ------------                 -----------------------------------------
                                   E.J. Boyle, Vice President, Accounting &
                                       Finance, Treasurer and Secretary