Form 10-K
period 2001-09-30
MATTHEWS INTERNATIONAL CORP
filed 2001-12-20
CIK 63296

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549
                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2001
Commission File Numbers 0-9115 and 0-24494


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405a of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of November 30, 2001 was $706,000,000.

As of November 30, 2001, shares of common stock outstanding were:
               Class A Common Stock            30,278,500 shares
               Class B Common Stock                  none

Documents incorporated by reference:  None

The index to exhibits is on pages 72-73.

                                     PART I


CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION:

Any forward-looking statements contained in this Annual Report on Form 10-K (specifically those contained in Item 1, "Business" and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations") are included in this report pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks and uncertainties that may cause the Company's actual results in future periods to be materially different from management's expectations. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove correct. Factors that could cause the Company's results to differ materially from the results discussed in such forward-looking statements principally include changes in domestic or international economic conditions, changes in product demand or pricing as a result of consolidation in the industries in which the Company operates, changes in product demand or pricing as a result of competitive pressures, unknown risks in connection with the Company's acquisitions, and technological factors beyond the Company's control.


ITEM 1.  BUSINESS.

Matthews International Corporation ("Matthews"), founded in 1850 and incorporated in Pennsylvania in 1902, is a designer, manufacturer and marketer principally of custom-made products which are used to identify people, places, products and events. The Company's products and operations are comprised of three business segments: Bronze, Graphics Imaging and Marking Products. The Bronze segment is a leading manufacturer of cast bronze memorials and other memorialization products, crematories and cremation-related products and a leading builder of mausoleums in the United States. The Graphics Imaging segment provides printing plates, pre-press services and imaging services for the corrugated and primary packaging industries. The Marking Products segment designs, manufactures and distributes a wide range of marking equipment and consumables for identifying various consumer and industrial products, components and packaging containers. On December 3, 2001, the Company acquired The York Group, Inc., a manufacturer of caskets in the United States (see "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Part II of this Annual Report on Form 10-K).

At November 30, 2001, the Company and its majority-owned subsidiaries had approximately 2,200 employees. The Company's principal executive offices are located at Two NorthShore Center, Pittsburgh, Pennsylvania 15212 and its telephone number is (412) 442-8200.

The following table sets forth sales and operating profit for the Company's business segments for the past three fiscal years. Detailed financial information relating to business segments and to domestic and international operations is presented in Note 14 (Segment Information) to the Consolidated Financial Statements included in Part II of this Annual Report on Form 10-K.

                                   Fiscal Year Ended September 30,
                      --------------------------------------------------------
                           2001                 2000                1999
                      ---------------     ----------------     ---------------
                      Amount  Percent     Amount   Percent     Amount  Percent
                      ------  -------     ------   -------     ------  -------
                                       (Dollars in Thousands)
Sales to unaffiliated customers:
  Bronze            $164,078    57.9%   $142,368    53.3%    $125,456    51.6%
  Graphics Imaging    89,568    31.6      92,169    34.5       86,948    35.7
  Marking Products    29,636    10.5      32,450    12.2       30,966    12.7
                     -------   -----     -------   -----      -------   -----
  Total             $283,282   100.0%   $266,987   100.0%    $243,370   100.0%
                     =======   =====     =======   =====      =======   =====

Operating profit (1):
  Bronze              37,744    72.1      33,416    69.9       31,777    77.6
  Graphics Imaging    10,042    19.2       9,640    20.2        5,135    12.5
  Marking Products     4,562     8.7       4,720     9.9        4,036     9.9
                     -------   -----     -------   -----      -------   -----
  Total             $ 52,348   100.0%   $ 47,776   100.0%    $ 40,948   100.0%
                     =======   =====     =======   =====      =======   =====

(1) Fiscal 2001 excludes special items. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Part II of this Annual Report on Form 10-K.


In fiscal 2001, approximately 78% of the Company's sales were made from the United States, and 17%, 3% and 2% were made from Europe, Canada and Australia, respectively. Bronze segment products are sold throughout the world with the segment's principal operations located in the United States, Italy, Canada and Australia. Products and services of the Graphics Imaging segment are sold primarily in the United States, Germany and Austria. The Marking Products segment sells equipment and consumables directly to industrial consumers in the United States and internationally through the Company's wholly-owned subsidiaries in Canada and Sweden and through other foreign distributors. Matthews owns a minority interest in distributors in Asia, Australia, France, Germany, the Netherlands and the United Kingdom.


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

Bronze, continued:

Memorial products, which comprise the majority of the Bronze segment's sales, include flush bronze memorials, flower vases, crypt letters, cremation urns, niche units, cemetery features and statues, along with other related products. Flush bronze memorials are bronze plaques which contain personal information about a deceased individual such as name, birth date and death date. These memorials are used in cemeteries as an alternative to upright granite monuments. The memorials are even or "flush" with the ground and therefore are preferred by many cemeteries for easier mowing and other maintenance. In order to provide products for the granite memorial and mausoleum markets, the Company's other memorial products include community and family mausoleums, granite monuments and bronze plaques, letters, emblems, vases, lights and photoceramics that can be affixed to granite monuments, mausoleums and crypts. In addition, Matthews is a leading builder of mausoleums within North America. Principal customers for memorial products are cemeteries and memorial parks, which in turn sell the Company's products to the consumer.

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

The Bronze segment is also the leading North American designer and manufacturer of cremation equipment and cremation-related products. Cremation equipment and products are sold primarily to cemeteries and mortuary facilities within North America, Europe and Asia.

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

In May 2001, Matthews acquired the Commemorative Products business of The York Group, Inc. ("York"). As part of the transaction, Matthews acquired York's bronze manufacturing operation in Kingwood, West Virginia.

Raw materials used by the Bronze segment consist principally of bronze and aluminum ingot, sheet metal, coating materials, polymer sheet, electrical components and construction materials and are generally available in adequate supply. Ingot is obtained from various North American, European and Australian smelters.

Bronze, continued:

Competition from other bronze memorialization product manufacturers is on the basis of reputation, product quality, delivery, price and design availability. In North America, the Company and its major bronze competitor account for a substantial portion of the bronze memorial market. The Company also competes with upright granite monument and flush granite memorial providers. The Company believes that its superior quality, broad product lines, innovative designs, delivery capability, customer responsiveness, experienced personnel and customer-oriented merchandising systems are competitive advantages in its markets. The Company competes with several manufacturers in the crematory market principally on the basis of product quality and price. Competition in the mausoleum construction industry includes various construction companies throughout North America and is on the basis of design, quality and price. Competitors in the architectural market are numerous and include companies that manufacture cast and painted signs, plastic materials, sand-blasted wood and other fabricated products.


Graphics Imaging:

The Graphics Imaging segment provides printing plates, pre-press services and imaging services to the corrugated and primary packaging industries. The corrugated packaging industry consists of manufacturers of printed corrugated containers. The primary packaging industry consists of manufacturers of printed packaging materials such as boxes, folding cartons and bags commonly seen at retailers of consumer goods.

The principal products and services of this segment include printing plates, pre-press graphics services, print process assistance, print production management, digital asset and content management and package design. These products and services are used by packaging manufacturers and end-users to develop and print packaging graphics that identify and help sell the product. Other packaging graphics can include nutritional information, directions for product use, consumer warning statements and UPC codes. The corrugated packaging manufacturer produces printed containers from corrugated sheets. Using the Company's products, this sheet is printed and die cut to make a finished container. The primary packaging manufacturer produces printed packaging from paper, film, foil and other composite materials used to both display and protect the product.

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

Graphics Imaging, continued:

The segment offers a wide array of value-added services and products. These include print process and print production management services; pre-press preparation, which includes computer-generated camera-ready art, films and proofs; plate mounting accessories and various press aids; and rotary and flat cutting dies used to cut out intricately designed containers and point-of-purchase displays. The segment provides digital graphics services to advertising agencies and packaging markets through its 50%-owned affiliate, O.N.E. Color Communications, L.L.C., located in Oakland, California, and its Studio M design studio, located in Pittsburgh.

The Graphics Imaging segment customer base consists primarily of packaging industry converters and "national accounts." National accounts are generally large, well-known consumer products companies with a national presence. These types of companies tend to purchase their graphics needs directly and supply the printing plates, or the film to make the printing plates, to the packaging printer for their products. The Graphics Imaging segment serves customers primarily in the United States and Europe. In Europe, Matthews owns a 50% interest in S+T GmbH (Julich, Germany) and 75% interests in Repro-Busek GmbH (Vienna, Austria), Scholler GmbH (Nuremberg, Germany) and Rudolf Reproflex GmbH (Goslar, Germany). Products and services of these operations include pre-press packaging, digital and analog flexographic printing plates, design, art work, lithography and color separation.

Major raw materials for this segment's products include photopolymers, film and graphic art supplies. All such materials are presently available in adequate supply from various industry sources.

Graphics Imaging is one of several manufacturers of printing plates and providers of pre-press services with a national presence in the United States. The segment competes in a fragmented industry consisting of a few multi-plant regional printing plate suppliers and a large number of local single-facility companies located across the United States. The combination of the Company's Graphics Imaging business in the United States and Europe is an important part of Matthews' strategy to become a worldwide leader in the graphics industry and service multinational customers on a global basis. Competition is on the basis of product quality, timeliness of delivery, price and value-added services. The Company differentiates itself from the competition by consistently meeting customer demands, its ability to service customers nationally and globally and its ability to provide value-added services.

Marking Products:

The Marking Products segment designs, manufactures and distributes a wide range of marking equipment and consumables used by customers to identify various consumer and industrial products, components and packaging containers. Marking products range from simple indent hand stamps made from a special alloy steel to a wide variety of sophisticated microprocessor-based ink-jet printing systems. The segment manufactures and markets products and systems that employ the following marking methods to meet customer needs: contact printing, indenting, etching, ink-jet printing and laser marking. Customers will often use a combination of these methods in order to achieve an appropriate mark. These methods apply product information required for identification and trace ability as well as to facilitate inventory and quality control, regulatory compliance and brand name communication.

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

The marking products industry is diverse, with many companies offering limited product lines focusing only on well-defined specialty markets. Other industry participants, like the Company, have broad product offerings and compete in various product markets and countries. In the United States, the Company has manufactured and sold marking products and related consumable items for over 150 years.

Major raw materials for this segment's products include printing components, tool steels, rubber and chemicals, all of which are presently available in adequate supply from various sources.

Competition for marking products is intense and based on product performance, service and price. The Company normally competes with specialty companies in specific marking applications. The Company believes that, in general, it offers the broadest line of marking products to address a wide variety of industrial marking applications.

The York Group, Inc.:

On May 24, 2001, Matthews and York signed a merger agreement whereby Matthews would acquire 100% of the outstanding common shares of York for $10 cash per share. Matthews also agreed to pay up to an additional $1 cash per share based on the excess cash (as defined in the merger agreement) remaining on York's balance sheet as of October 31, 2001. On December 3, 2001, this transaction was completed at $11 per share. At December 3, 2001, there were 8,940,950 shares of York common stock outstanding. York is the second leading casket manufacturer in the United States and is expected to have annual sales of approximately $130.0 million. York will operate as a wholly-owned subsidiary and separate segment of Matthews.

PATENTS, TRADEMARKS AND LICENSES:

The Company holds a number of domestic and foreign patents and trademarks. However, the Company believes the loss of any or a significant number of patents or trademarks would not have a material impact on operations or revenues.


BACKLOG:

Because the nature of the Company's business is primarily custom products made to order with short lead times, backlogs are not generally material in any of the Company's operations except for mausoleums, cremation equipment and marking products. Backlogs generally vary in a range of seven to nine months of sales for mausoleums, four to eight months of sales for cremation equipment, and up to four weeks of sales in the Marking Products segment.



REGULATORY MATTERS:

The Company is subject to various federal, state and local laws and regulations relating to the protection of the environment. The Company believes that its operations are in material compliance with all presently applicable environmental laws and regulations. The Company's expenditures for environmental compliance have not had, nor are they presently expected to have, a material adverse effect on the Company.

The Clean Air Act Amendments of 1990 have had minimal impact to date on two of the Company's business segments, Graphics Imaging and Marking Products. In the United States, the Company's Bronze segment operates nonferrous foundries, none of which is within the "major source" industry category as defined by the Environmental Protection Agency. The Bronze segment operations are regulated as "minor sources" at certain locations. No material capital expenditures are anticipated as a result of the Clean Air Act Amendments.

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

ITEM 2.  PROPERTIES.

Principal properties of the Company and its majority-owned subsidiaries as of November 30, 2001 were as follows (properties are owned by the Company except as noted):

Location                     Description of Property              Square Feet
--------                     -----------------------              -----------
Bronze:
  Pittsburgh, PA             Manufacturing / Division Offices        97,000
  Apopka, FL                 Manufacturing                           40,000
  Kingwood, WV               Manufacturing                           59,000
  Kingwood, WV               Manufacturing                           43,000(1)
  Melbourne, Australia       Manufacturing                           26,000(1)
  Milton, Ontario, Canada    Manufacturing                           30,000
  Montreal, Quebec, Canada   Manufacturing                           16,000(1)
  Nanuet, NY                 Manufacturing                           15,000(1)
  Nashotah, WI               Manufacturing                           12,000(1)
  Parma, Italy               Manufacturing / Warehouse              231,000(1)
  Searcy, AR                 Manufacturing                          104,000
  Seneca Falls, NY           Manufacturing                           21,000
  Sun City, CA               Manufacturing                           24,000

Graphics Imaging:
  Pittsburgh, PA             Manufacturing / Division Offices        56,000
  Atlanta, GA                Manufacturing                           16,000
  Dallas, TX                 Manufacturing                           15,000(1)
  Denver, CO                 Manufacturing                           12,000(1)
  Goslar, Germany            Manufacturing                           39,000(1)
  High Point, NC             Manufacturing                           35,000(1)
  Kansas City, MO            Manufacturing                           42,000(1)
  LaPalma, CA                Manufacturing                           22,000
  Nuremberg, Germany         Manufacturing                           27,000(1)
  St. Louis, MO              Manufacturing                           25,000
  Vienna, Austria            Manufacturing                           12,000(1)

Marking Products:
  Pittsburgh, PA             Manufacturing / Division Offices        67,000
  Pittsburgh, PA             Ink Manufacturing                       18,000
  Gothenburg, Sweden         Manufacturing / Distribution            28,000(1)
  Melbourne, Australia       Leased to distributor                   13,000

Corporate Office:
  Pittsburgh, PA             General Offices                         48,000(2)

(1) These properties are leased by the Company under operating lease arrangements. Rent expense incurred by the Company for leased facilities was $1,535,000 in fiscal 2001.
(2) The Company uses approximately one-third of this building and leases, or offers to lease, the remainder to unrelated parties.

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



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the Company's security holders during the fourth quarter of fiscal year 2001.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

(a)  Market Information:

The authorized common stock of the Company consists of 70,000,000 shares of Class A Common Stock, $1 par value. Prior to September 2001, the authorized common stock of the Company was divided into two classes consisting of Class A Common Stock, $1 par value, and Class B Common Stock, $1 par value. Shares of Class A stock have one vote per share and are freely transferable subject to applicable securities laws. Shares of Class B stock had ten votes per share and were only transferable by a shareholder to the Company or to an active employee of the Company. In September 2001, the number of outstanding shares of Class B stock declined below 5% of the aggregate outstanding shares of Class A and Class B stock. As a result, in accordance with the Company's Restated Articles of Incorporation, all shares of Class B stock were immediately converted to an equivalent number of shares of Class A stock.

In August 2001, the Board of Directors declared a two-for-one stock split on the Company's Class A and Class B Common Stock in the form of a 100% stock distribution. Shareholders' equity was adjusted for the stock split by reclassifying from retained earnings to common stock the par value of the additional shares arising from the split. All per share amounts and numbers of shares in this report reflect the stock split.

The Company's Class A Common Stock is traded on the NASDAQ National Market System. The following table sets forth the high, low and closing prices as reported by NASDAQ (adjusted for the stock split) for the periods indicated:

                                               High        Low      Close
                                               ----        ---      -----
     Fiscal 2001:
     Quarter ended:  September 30, 2001       $22.96     $16.12    $22.06
                     June 30, 2001             22.63      15.86     21.98
                     March 31, 2001            16.56      14.53     16.36
                     December 31, 2000         16.25      12.50     15.78

     Fiscal 2000:
     Quarter ended:  September 30, 2000       $14.88     $13.81    $14.69
                     June 30, 2000             14.75      10.00     14.50
                     March 31, 2000            13.94      10.00     11.31
                     December 31, 1999         14.88      10.00     13.75

The Company has an active stock repurchase program, which was initiated in 1996. Under the program, the Company's Board of Directors have authorized the repurchase of a total of 8,000,000 shares (adjusted for stock splits) of Matthews common stock, of which 7,079,072 shares have been repurchased as of September 30, 2001. The buy-back program is designed to increase shareholder value, enlarge the Company's holdings of its common stock, and add to earnings per share. Repurchased shares may be retained in treasury, utilized for acquisitions, or reissued to employees or other purchasers, subject to the restrictions of the Company's Restated Articles of Incorporation.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS, continued.

(b)  Holders:

The number of registered holders of the Company's common stock at November 30, 2001 was as follows:
           Class A Common Stock                       640
           Class B Common Stock                       none


(c)  Dividends:

A quarterly dividend of $.02625 per share was paid for the fourth quarter of fiscal 2001 to shareholders of record on October 31, 2001. The Company paid quarterly dividends of $.025 per share for the first three quarters of fiscal 2001 and the fourth quarter of fiscal 2000. The Company paid quarterly dividends of $.02375 per share for the first three quarters of fiscal 2000.

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

ITEM 6.  SELECTED FINANCIAL DATA.

                                                       Years ended September 30,
                                  -------------------------------------------------------------------
                                     2001 (1)      2000          1999          1998          1997
                                  -----------   -----------   -----------   -----------   -----------
                                              (Amounts in thousands, except per share data)
                                           (Not Covered by Report of Independent Accountants)
Net sales (2)                        $283,282      $266,987      $243,370      $215,379      $192,480

Gross profit                          119,436       118,089       103,037        93,050        83,501

Operating profit                       53,357        47,776        40,948        35,929        30,887

Interest expense                        1,647         1,488           867           466           337


Income before income taxes             51,458        45,938        41,277        37,132        32,298

Income taxes                           19,859        18,015        16,261        14,630        12,672
                                   ----------    ----------    ----------    ----------    ----------

Net income                           $ 31,599      $ 27,923      $ 25,016      $ 22,502      $ 19,626
                                   ==========    ==========    ==========    ==========    ==========

Earnings per common share (3):
 Basic                               $  1.03       $   .90       $   .79       $   .69       $   .57
 Diluted                                1.01           .88           .77           .67           .55

Weighted-average common
 shares outstanding (3):
 Basic                                 30,560        31,031        31,703        32,673        34,388
 Diluted                               31,320        31,703        32,482        33,540        35,394

Cash dividends per share (3)         $   .101      $   .096      $   .091      $   .086      $   .081

Total assets                         $288,952      $220,665      $225,678      $187,206      $169,204
Long-term debt, noncurrent             40,726        13,908        14,144         1,435         2,151

(1)  The second quarter of fiscal 2001 included after-tax income of $300 ($.01 per share) from special items which consisted of a pre-tax gain of $7,099 on the sale of a subsidiary and asset impairments, restructuring costs and other special pre-tax charges totaling $6,600 (see Note 17 to the Consolidated
Financial Statements).
(2)  Net sales for prior periods has been adjusted to reflect the reclassification, in accordance with
Emerging Issues Task Force Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs," of
shipping costs billed to customers.
(3)  All per share amounts and numbers of shares reflect the two-for-one stock split in August 2001.

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

                                      Years Ended
                                     September 30,           Percentage Change
                                ----------------------       -----------------
                                                              2001-     2000-
                                2001     2000     1999         2000      1999
                                ----     ----     ----        -----     -----
Sales                          100.0%   100.0%   100.0%         6.1%      9.7%
Gross profit                    42.2     44.2     42.3          1.1      14.6
Operating profit                18.8     17.9     16.8         11.7      16.7
Income before taxes             18.2     17.2     17.0         12.0      11.3
Net income                      11.2     10.5     10.3         13.2      11.6

Note: Prior periods have been adjusted to reflect the reclassification, in accordance with Emerging Issues Task Force Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs," of shipping costs billed to customers.


Comparison of Fiscal 2001 and Fiscal 2000:

Sales for the year ended September 30, 2001 were $283.3 million and were $16.3 million, or 6.1%, higher than sales of $267.0 million for the year ended September 30, 2000. Bronze segment sales for fiscal 2001 were $164.1 million, which was 15.3% higher than a year ago, primarily reflecting an increase in mausoleum construction revenues and the acquisition of the Commemorative Products business of The York Group, Inc. in May 2001. The Bronze segment also benefited from an increase in architectural product sales due to the acquisition of The SLN Group, Inc. in October 2000. Fiscal 2001 sales for the Graphics Imaging segment were $89.6 million, representing a decrease of 2.8% below a year ago. The decline reflected the sale of Tukaiz Communications, L.L.C. ("Tukaiz") on January 19, 2001 (see "Disposition"). Fiscal 2001 revenues for Tukaiz up to the disposition date were $6.5 million, compared to $23.5 million for the year ended September 30, 2000. The sales decline from the divestiture of Tukaiz was partially offset by the Company's recent acquisitions of Repro-Busek GmbH ("Busek") in August 2000, Press Ready Plate, Inc. in November 2000, Scholler GmbH ("Scholler") in January 2001 and Rudolf Reproflex GmbH ("Rudolf") in July 2001. See "Acquisitions" for further discussion of the Company's acquisitions during the last three fiscal years.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued.


Comparison of Fiscal 2001 and Fiscal 2000, continued:

Marking Products segment sales for the year ended September 30, 2001 were $29.6 million compared to $32.5 million for fiscal 2000. The decline was mainly due to a drop in demand for equipment products sold to the tire, automotive and building segments of the domestic economy. For the year ended September 30, 2001, declines in foreign currency values against the U.S. dollar had an unfavorable impact of approximately $5.5 million on the Company's consolidated sales compared to fiscal 2000.

Gross profit for the year ended September 30, 2001 was $119.4 million, compared to $118.1 million for fiscal 2000. The increase in consolidated gross profit reflected higher sales in the Bronze segment offset partially by the divesture of Tukaiz, a decline in sales for the Marking Products segment and a change in product mix in the Bronze segment. Fiscal 2001 reflected higher mausoleum construction revenues in the Bronze segment, which generally have lower margins than the segment's memorial products. Consolidated gross profit as a percent of sales for the year ended September 30, 2001 declined to 42.2%, compared to 44.2% for fiscal 2000, primarily reflecting the change in product mix within the Bronze segment.

Selling and administrative expenses for the year ended September 30, 2001 were $68.3 million, representing a decrease of $2.1 million, or 2.9%, compared to fiscal 2000. Fiscal 2001 selling and administrative expenses included special charges of $1.2 million (see "Special Items"). Excluding the special charges, selling and administrative expenses declined $3.2 million, or 4.6%, from last year reflecting the divestiture of Tukaiz, internal cost control initiatives and lower employee benefit costs. Employee benefit costs were favorably impacted by an increase in the Company's pension fund assets in fiscal 2000 compared to the preceding year, which was partially offset by an increase in health care costs. Excluding special charges, consolidated selling and administrative expenses as a percent of sales was 23.7% for fiscal 2001 compared to 26.3% for last year.

Operating profit for the year ended September 30, 2001 was $53.4 million, representing an increase of $5.6 million, or 11.7%, over operating profit of $47.8 million for fiscal 2000. Fiscal 2001 operating profit was favorably impacted by special items (including special charges classified as selling and administrative expenses) of $1.0 million. Excluding these special items, consolidated operating profit for fiscal 2001 was $52.4 million.

Excluding special items, operating profit for the Graphics imaging segment for fiscal 2001 was $10.0 million, representing an increase of 4.2% over the same period last year. The increase was due to a combination of factors including cost control initiatives implemented in fiscal years 2000 and 2001, contributions from the segment's recent acquisitions and higher profitability of the Company's 50%-owned affiliate, O.N.E. Color Communications L.L.C.
These increases were partially offset by the divestiture of Tukaiz. Fiscal 2001 operating profit for Tukaiz up to the disposition date was $700,000, compared to $2.7 million for the year ended September 30, 2000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued.


Comparison of Fiscal 2001 and Fiscal 2000, continued:

Bronze segment operating profit, excluding special items, for the year ended September 30, 2001 was $37.7 million, compared to $33.4 million a year ago. Fiscal 2001 reflected the benefits of the acquisition of the Commemorative Products business of The York Group, Inc. (see "Acquisitions"), higher mausoleum construction revenues, cost control initiatives and lower employee benefit costs. Operating profit, excluding special items, for the Marking Products segment for the year ended September 30, 2001 was $4.6 million, compared to operating profit of $4.7 million for fiscal 2000. The reduction in the segment's operating profit reflected a decline in sales for the year, which was partially offset by lower selling and administrative costs.
Declines in foreign currency values against the U.S. dollar had an unfavorable impact of approximately $1.0 million on the Company's consolidated operating profit for the year ended September 30, 2001 compared to last year.

Investment income for fiscal 2001 was $2.4 million compared to $1.8 million for fiscal 2000. The increase reflected higher average cash and investment balances and realized gains on sales of investment securities. Interest expense for the year ended September 30, 2001 was $1.6 million, compared to $1.5 million for fiscal 2000. The increase in interest expense compared to last year principally reflected the effect of new borrowings of $30.0 million in connection with the acquisition of the Commemorative Products business of The York Group, Inc., which was partially offset by reduced debt from the divestiture of Tukaiz.

Other income (deductions), net, for fiscal 2001 represented a reduction to pre-tax income of $279,000, compared to an increase of $125,000 for fiscal 2000. Fiscal 2001 other deductions included a special contribution of $500,000 to the Jas. H. Matthews Educational and Charitable Trust. Minority interest approximated $2.3 million for both fiscal 2001 and fiscal 2000. Increases in minority interest deduction for fiscal 2001 from the recent acquisitions of Busek, Scholler and Rudolf were offset by a reduction due to the divestiture of Tukaiz.

The Company's effective tax rate for the year ended September 30, 2001 was 38.6%, compared to 39.2% for the year ended September 30, 2000. The reduction resulted primarily from a lower effective state income tax rate for fiscal 2001. The difference between the Company's effective tax rate and the Federal statutory rate of 35% primarily reflected the impact of state and foreign income taxes and non-deductible goodwill amortization.

Special Items:

On January 19, 2001, Matthews sold its fifty percent interest in Tukaiz (see "Disposition"). The sale resulted in a pre-tax gain of $7.1 million, which has been reported in Special Items on the Consolidated Statement of Income. In the second quarter of fiscal 2001, the Company recorded asset impairments, restructuring costs and other special charges totaling $6.6 million. The majority of these charges have been classified as Special Items on the Consolidated Statement of Income, except for $1.2 million classified as selling and administrative expenses and $500,000 classified as other income (deductions), net.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued.


Special Items, continued:

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

In addition, special items included restructuring costs of $1.2 million for certain operations within the Graphics Imaging and Marking Products segments. These restructuring costs were designed to improve operating efficiency and primarily included consulting fees and personnel reduction costs. Special items also included non-recurring expenses of approximately $1.4 million consisting of costs incurred in connection with a potential acquisition which was not completed, a special contribution to the Company's educational and charitable trust of $500,000 (classified in other income (deductions), net), and other one-time charges. Substantially all of the restructuring costs and non-recurring expenses were incurred as of September 30, 2001.


Comparison of Fiscal 2000 and Fiscal 1999:

Sales for the year ended September 30, 2000 were $267.0 million and were $23.6 million, or 9.7%, higher than sales of $243.4 million for the year ended September 30, 1999. Each of the Company's three segments contributed to the revenue growth over fiscal 1999. Bronze segment sales for fiscal 2000 were $142.4 million, representing an increase of $16.9 million, or 13.5%, over fiscal 1999. The sales growth for the Bronze segment resulted primarily from the Company's acquisition of Caggiati S.p.A. in June 1999 and higher sales of architectural and memorial products. These increases were partially offset by a decline in mausoleum construction revenues. Sales for the Graphics Imaging segment for the year ended September 30, 2000 were $92.2 million, representing an increase of $5.2 million, or 6.0%, over fiscal 1999. The increase in Graphics Imaging sales for fiscal 2000 principally resulted from the Company's purchase of a 50% interest in S+T GmbH & Co. KG ("S+T") in September 1998.
S+T was recorded under the equity method of accounting for the first six months of fiscal 1999. The consolidated financial statements of Matthews reflected the accounts of S+T effective April 1, 1999 as a result of a change in control. Fiscal 2000 sales for the Graphics Imaging segment also reflected higher sales volume for Tukaiz Communications, L.L.C. ("Tukaiz"). The sales volume increase for Tukaiz, a 50%-owned subsidiary of Matthews, resulted primarily from the installation of a commercial printing operation in fiscal 1999. Marking Products segment sales for the year ended September 30, 2000 were $32.5 million, representing an increase of $1.5 million, or 4.8%, over fiscal 1999. The segment's sales increase for fiscal 2000 resulted primarily from higher volume in North America of ink-jet equipment and related products, reflecting the favorable impact of new product introductions.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued.


Comparison of Fiscal 2000 and Fiscal 1999, continued:

Gross profit for the year ended September 30, 2000 was $118.1 million, representing an increase of $15.1 million, or 14.6%, compared to fiscal 1999 gross profit of $103.0 million. Gross profit for the Bronze segment was higher in fiscal 2000 principally as a result of the Company's acquisition of Caggiati S.p.A. in June 1999. In addition, higher sales of architectural and memorial products combined with improved margins contributed to the segment's gross profit increase over fiscal 1999. Gross profit for the Graphics Imaging segment increased as a result of higher sales for the year, reflecting the investment in S+T in September 1998 and sales growth for Tukaiz. Marking Products gross profit also improved over fiscal 1999 reflecting an increase in sales volume and a change in product mix. Consolidated gross profit as a percent of sales for the year ended September 30, 2000 increased to 44.2%, compared to 42.3% a year ago. The higher gross profit percentage in fiscal 2000 is mainly due to a change in product mix in both the Bronze and Marking Products segments and improved results for Tukaiz.

Selling and administrative expenses for the year ended September 30, 2000 were $70.3 million, compared to $62.1 million for fiscal 1999. The increase of $8.2 million, or 13.2%, over fiscal 1999 principally resulted from the acquisitions of Caggiati S.p.A. and S+T combined with an increase in marketing and promotional costs within the Bronze segment. Consolidated selling and administrative expenses as a percent of sales increased to 26.3% for fiscal 2000, compared to 25.5% for fiscal 1999, primarily due to the acquisition of Caggiati S.p.A., which has a higher rate of selling costs to sales.

Operating profit for the year ended September 30, 2000 was $47.8 million, representing an increase of $6.9 million, or 16.7%, over operating profit of $40.9 million for fiscal 1999. Graphics Imaging operating profit for fiscal 2000 was $9.6 million, representing an increase of $4.5 million, or 87.7%, compared to operating profit of $5.1 million for fiscal 1999. The segment's fiscal 2000 results were favorably impacted by the Company's investment in S+T combined with an improvement in the operating results of Tukaiz. Operating profit for the Bronze segment for the year ended September 30, 2000 was $33.4 million, compared to $31.8 million for fiscal 1999. The increase of $1.6 million, or 5.2%, resulted primarily from the acquisition of Caggiati S.p.A. In addition, higher sales and improved margins for architectural and memorial products more than offset a decline in profitability from mausoleum construction projects. Fiscal 2000 operating profit for the Marking Products segment was $4.7 million, representing an increase of $700,000, or 16.9%, over operating profit of $4.0 million for fiscal 1999. Higher sales in North America of ink-jet equipment and related products as a result of new product introductions and a better product mix resulted in the operating profit growth.

Investment income for the year ended September 30, 2000 was $1.8 million, compared to $1.8 million for fiscal 1999. Investment income for fiscal 1999 included equity income of $310,000 from the Company's investment in S+T, which was recorded under the equity method of accounting through the first six months of fiscal 1999.

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

The Company's effective tax rate for the year ended September 30, 2000 was 39.2%, compared to 39.4% for the year ended September 30, 1999. The decline reflected a lower effective state tax rate. The difference between the Company's effective tax rate and the Federal statutory rate of 35% primarily reflected the impact of state and foreign income taxes and non-deductible goodwill amortization.


Comparison of Fiscal 1999 and Fiscal 1998:

Sales for the year ended September 30, 1999 were $243.4 million and were $28.0 million, or 13.0%, higher than sales of $215.4 million for the year ended September 30, 1998. Fiscal 1999 sales for the Bronze segment were $125.5 million, representing an increase of $17.6 million, or 16.3%, over fiscal 1998. The sales increase primarily reflected the Company's acquisitions of Gibraltar Mausoleum Construction Company ("Gibraltar") in September 1998 and Caggiati S.p.A. in June 1999. Graphics Imaging segment sales were $86.9 million in fiscal 1999, representing an increase of $10.0 million, or 13.0%, over fiscal 1998. The increase in Graphics Imaging sales resulted principally from the Company's acquisitions of a 50% interest in O.N.E. Color Communications, L.L.C. ("O.N.E.") in May 1998 and a 50% interest in S+T in September 1998. In addition, sales for the Graphics Imaging segment were favorably impacted by the installation of a commercial printing operation at Tukaiz. The increase in sales from these events was partially offset by a decline in sales for the segment's existing operations resulting from weak demand for corrugated printing plates. Marking Products segment sales for the year ended September 30, 1999 were $31.0 million, representing an increase of $454,000 over fiscal 1998. Sales for the segment's North American operations increased over the prior year primarily as a result of new product offerings during fiscal 1999. These increases were partially offset by a decline resulting from the sale of the segment's distribution operation in France in February 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued.


Comparison of Fiscal 1999 and Fiscal 1998, continued:

Gross profit for the year ended September 30, 1999 was $103.0 million, or 42.3% of sales, compared to $93.1 million, or 43.2% of sales, for fiscal 1998. The increase in consolidated gross profit of approximately $10.0 million, or 10.7%, reflected higher gross profit levels in all three business segments. Increases in gross profit in the Bronze and Graphics Imaging segments resulted from higher sales, reflecting the impact of acquisitions. Gross profit as a percent of sales for the Bronze segment in fiscal 1999 was comparable with fiscal 1998 and reflected higher margins on sales of memorialization products by Caggiati S.p.A. offset by lower margins on sales of mausoleums. Fiscal 1999 gross profit as a percent of sales for the Graphics Imaging segment was lower than the prior year as a result of lower margins on the segment's pre-press sales, higher material costs related to the commercial printing operation of Tukaiz and an increase in depreciation expense due to higher levels of capital investment. Capital expenditures for the segment in fiscal 1999 included the investment by Tukaiz in commercial printing equipment and related facilities. Gross profit and gross profit as a percent of sales for the Marking Products segment for fiscal 1999 were higher than the prior year reflecting higher North American sales and an improved product mix.

Selling and administrative expenses for the year ended September 30, 1999 were $62.1 million, representing an increase of $5.0 million, or 8.7%, over $57.1 million for fiscal 1998. The increase over the prior year principally resulted from the acquisitions of O.N.E. in May 1998 and Caggiati S.p.A. in June 1999. In addition, administrative costs in the Graphics Imaging segment were higher in fiscal 1999 reflecting one-time expenses associated with implementing organizational changes. Partially offsetting these increases were lower selling and administrative costs for the Marking Products segment due to the sale of the Company's subsidiary in France and a reduction in the Company's corporate administration costs. Excluding selling and administrative expenses of Caggiati S.p.A. for the period, the Bronze segment's selling and administrative expenses declined slightly in fiscal 1999 as a result of cost improvements combined with lower incremental selling costs of Gibraltar. Consolidated selling and administrative expense as a percent of sales was 25.5% for the year ended September 30, 1999 compared to 26.5% for fiscal 1998.

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

The Company's effective tax rate for the year ended September 30, 1999 was 39.4%, compared to 39.4% for fiscal 1998. The difference between the Company's effective tax rate and the Federal statutory rate of 35% primarily reflected the impact of state income taxes and non-deductible goodwill amortization.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued.


LIQUIDITY AND CAPITAL RESOURCES:

Cash flow from operations was $38.4 million for the year ended September 30, 2001, compared to $38.0 million for fiscal 2000 and $27.8 million for fiscal 1999. For the year ended September 30, 2001, operating cash flow reflected net income, excluding the gain on the sale of Tukaiz, adjusted for depreciation, amortization and impairment losses (non-cash items) in connection with the special charges recorded in the fiscal 2001 second quarter. Fiscal 2000 operating cash flow principally reflected the Company's net income adjusted for non-cash expenses such as depreciation and amortization. Operating cash flow for fiscal 2000 also included a tax benefit of $2.4 million from exercised stock options, which was offset by net changes of $2.9 million in working capital items. Fiscal 1999 operating cash flow was impacted by an increase in accounts receivable related to mausoleum construction revenues, the payment of income tax accruals and a tax benefit of $1.4 million from exercised stock options.

Cash used in investing activities was $54.5 million for the year ended September 30, 2001, compared to $24.4 million and $18.0 million for fiscal years 2000 and 1999, respectively. Fiscal 2001 investing activities primarily reflected the acquisitions of the Commemorative Products business of The York Group, Inc. ($45.0 million), The SLN Group, Inc., Press Ready Plate, Inc., Scholler and Rudolf. Investing activities in fiscal 2001 also included proceeds of $18.6 million from the sale of Tukaiz, capital expenditures of $7.3 million and the final payment of Lit. 7.2 billion in connection with the acquisition of Caggiati S.p.A. Under the Caggiati S.p.A. purchase agreement, Matthews paid Lit. 20.2 billion upon closing with Lit. 7.2 billion paid on June 1, 2000 and the remainder of Lit. 7.2 billion paid on June 1, 2001. See "Acquisitions" for further discussion of the Company's acquisitions during the last three fiscal years.

Investing activities in fiscal 2000 consisted of capital expenditures totaling $7.7 million, net purchases of investment securities of $4.9 million and payments of $12.2 million in connection with the acquisitions of S+T, Busek and Caggiati S.p.A. The purchase price for the acquisition of a 50% interest in S+T (September 1998) was paid in January 2000 in accordance with the purchase agreement. Matthews purchased various investment securities in the fiscal 2000 first quarter to obtain a better rate of return on the Company's excess cash.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued.


LIQUIDITY AND CAPITAL RESOURCES, continued:

Capital expenditures were $7.3 million for the year ended September 30, 2001, compared to $7.7 million and $13.3 million for fiscal 2000 and 1999, respectively. Capital expenditures in each of the last three fiscal years reflected reinvestment in the Company's three business segments and were made primarily for the purchase of new manufacturing machinery, equipment and facilities designed to improve product quality, increase manufacturing efficiency, lower production costs and meet regulatory requirements. The higher level of capital expenditures in fiscal 1999 resulted primarily from investments in commercial printing equipment and facilities for Tukaiz and production equipment for the Bronze segment operations in Searcy, Arkansas. Capital expenditures for the last three fiscal years were primarily financed through operating cash and the related assets are unencumbered. Capital spending for property, plant and equipment has averaged $9.4 million for the last three fiscal years. The capital budget for fiscal 2002 is $12.9 million. The Company expects to generate sufficient cash from operations to fund all anticipated capital spending projects.

Cash provided by financing activities for the year ended September 30, 2001 was $16.0 million, consisting of proceeds from long-term debt of $32.4 million offset partially by net treasury stock purchases of $12.0 million, net repayments of $1.3 million on long-term debt, and dividends of $3.1 million ($0.101 per share) to the Company's shareholders. Proceeds from long-term debt primarily reflected borrowings of $30.0 million in connection with the acquisition of the Commemorative Products business of The York Group, Inc. (see "Acquisitions").

Cash used in financing activities for the year ended September 30, 2000 was $14.4 million, consisting of net treasury stock purchases of $9.9 million, proceeds of $3.9 million from borrowings by Caggiati S.p.A., repayments of $5.4 million on long-term debt of Caggiati S.p.A. and Tukaiz, and dividend payments of $3.0 million ($0.096 per share) to the Company's shareholders. Cash used in financing activities in fiscal 1999 was $3.6 million and included borrowings of $10.9 million (Lit. 20.2 billion) for the acquisition of Caggiati S.p.A. and $4.0 million by Tukaiz to finance capital projects. Repayments under these borrowings and the Company's capital lease obligations were $1.6 million in fiscal 1999. Fiscal 1999 financing activities also included net treasury stock purchases of $14.0 million and the Company's dividends on common stock of $2.9 million ($0.091 per share).

The Company had a Revolving Credit and Term Loan Agreement. Under terms of the agreement, the Company could borrow principal amounts up to $30.0 million in the aggregate at LIBOR plus .75%. At September 30, 2001, outstanding borrowings under this agreement totaled $30.0 million at an interest rate of 3.36%. At September 30, 2000, no amounts were outstanding under this agreement.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued.


LIQUIDITY AND CAPITAL RESOURCES, continued:

On December 3, 2001, the Company entered into a Revolving Credit Facility for $125.0 million with a syndicate of four financial institutions. Borrowings under the facility, which matures on November 30, 2004, bear interest at LIBOR plus a factor ranging from .75% to 1.5% based on the Company's leverage ratio. The leverage ratio is defined as net indebtedness divided by EBITDA (earnings before interest, taxes, depreciation and amortization). The Company is required to pay an annual commitment fee ranging from .20% to .375% (based on the Company's leverage ratio) of the unused portion of the facility. The Revolving Credit Facility requires the Company to maintain minimum levels of consolidated net worth and fixed charge and interest coverage ratios. A portion of the facility (not to exceed $10.0 million) is available for the issuance of trade and standby letters of credit. In addition, the facility provides for an additional credit line for borrowings up to $10.0 million at current market rates. The Revolving Credit Facility replaced the existing Revolving Credit and Term Loan Agreement. The Company borrowed $124.5 million under the Revolving Credit Facility on December 3, 2001 in connection with the acquisition of The York Group, Inc. (see "Acquisitions") and for the repayment of all amounts outstanding under the Revolving Credit and Term Loan Agreement.

The Company has a line of credit of $500,000 (Canadian dollars), which provides for borrowings at the bank's prime interest rate. There were no borrowings outstanding on this line of credit at September 30, 2001 and 2000. Caggiati S.p.A. has four lines of credit totaling Lit. 19.0 million (U.S.$8.9 million) with various banks. Outstanding borrowings on these lines at September 30, 2001 and 2000 were $4.1 million and $1.5 million, respectively. The weighted-average interest rate on these borrowings, which are collateralized by certain trade accounts receivable, was 4.5% at September 30, 2001.

The Company has an active stock repurchase program, which was initiated in 1996. Under the program, the Company's Board of Directors have authorized the repurchase of a total of 8,000,000 shares (adjusted for stock splits) of Matthews common stock, of which 7,079,072 shares have been repurchased as of September 30, 2001. The buy-back program is designed to increase shareholder value, enlarge the Company's holdings of its common stock, and add to earnings per share. Repurchased shares may be retained in treasury, utilized for acquisitions, or reissued to employees or other purchasers, subject to the restrictions of the Company's Restated Articles of Incorporation.

Consolidated working capital of the Company was $35.8 million at September 30, 2001, compared to $48.0 million and $36.2 million at September 30, 2000 and 1999, respectively. Working capital at September 30, 2001 reflected a liability of approximately $11.0 million for the acquisition of a 75% interest in Rudolf (see "Acquisitions"). Cash and cash equivalents were $28.7 million at September 30, 2001, compared to $29.2 million and $31.5 million at September 30, 2000 and 1999, respectively. The Company's current ratio at September 30, 2001 was 1.5, compared to 2.0 and 1.6 at September 30, 2000 and 1999, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued.


ACQUISITIONS:

On May 24, 2001, Matthews acquired the Commemorative Products business of The York Group, Inc. ("York") for $45.0 million. The transaction was completed through the purchase of certain assets (pursuant to an asset purchase agreement) and stock of subsidiaries under the Commemorative Products segment of York (pursuant to a stock purchase agreement). As part of the transaction, Matthews acquired York's manufacturing facilities in Kingwood, West Virginia and Bryan, Texas. The transaction was financed by Matthews through existing cash on hand and a $30.0 million bank loan under the Company's Revolving Credit and Term Loan Agreement (see "Liquidity and Capital Resources").

On May 24, 2001, Matthews and York also signed a merger agreement whereby Matthews would acquire 100% of the outstanding common shares of York for $10 cash per share. Matthews also agreed to pay up to an additional $1 cash per share based on the excess cash (as defined in the merger agreement) remaining on York's balance sheet as of October 31, 2001. On December 3, 2001, this transaction was completed at $11 per share. At December 3, 2001, there were 8,940,950 shares of York common stock outstanding. York is the second leading casket manufacturer in the United States and is expected to have annual sales of approximately $130.0 million. York will operate as a wholly-owned subsidiary and separate segment of Matthews.

Effective July 1, 2001, Matthews acquired a 75% interest in Rudolf Reproflex GmbH ("Rudolf"). The purchase price of DM 24 million (U.S.$11.0 million) was paid in October 2001. Rudolf is headquartered in Goslar, Germany and reported sales of approximately U.S.$13.0 million for the year ended December 31, 2000. In January 2001, Matthews acquired a 75% interest in Scholler GmbH ("Scholler"), which is located in Nuremberg, Germany. In August 2000, Matthews purchased a 75% interest in Repro-Busek GmbH ("Busek"), which is headquartered in Vienna, Austria. Products and services of Rudolf, Scholler and Busek include pre-press packaging, digital and analog flexographic printing plates, design, art work, lithography and color separation. The acquisitions of Rudolf, Scholler and Busek are an important part of the Matthews strategy to become a worldwide leader in the graphics industry and serve existing multinational customers on a global basis.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued.


ACQUISITIONS, continued:

In June 1999, Matthews purchased Caggiati S.p.A., the leading supplier of bronze memorialization products in Europe. Caggiati S.p.A., with consolidated annual sales of approximately $25 million (U.S.), is based in Colorno (Parma), Italy. The purchase price was Lit. 34.6 billion (U.S.$19.0 million) cash plus the assumption of bank debt of Lit. 10.2 billion and certain other trade liabilities. Matthews paid cash of Lit. 20.2 billion (U.S.$10.9 million) upon closing with Lit. 7.2 billion paid on June 1, 2000 and the remaining balance of Lit. 7.2 billion paid on June 1, 2001. The payments were financed through borrowings from an Italian bank, UniCredito Italiano, Parma, Italy. The combination of Matthews and Caggiati S.p.A. is an important part of Matthews' strategy to enhance its position as the worldwide leader in the memorialization industry.

Matthews has accounted for these acquisitions using the purchase method and, accordingly, recorded the acquired assets and liabilities at their estimated fair values at the acquisition dates. The excess of the purchase price over the fair value of the net assets has been recorded as goodwill and was being amortized on a straight-line basis over periods ranging from 20 to 25 years, except for Rudolf, which was acquired subsequent to the effective date of SFAS No. 141. In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," which requires that goodwill related to business combinations after June 30, 2001 will no longer be amortized and will be subject to periodic review for impairment. In addition, the Company will adopt SFAS No. 142, "Goodwill and Other Intangible Assets," in the first quarter of fiscal 2002 (see "Accounting Pronouncements").


DISPOSITION:

On January 19, 2001, Matthews sold its fifty percent interest in Tukaiz. Proceeds to Matthews from the sale were $18.6 million, which included the repayment of intercompany debt of approximately $8.4 million. All intercompany debt provided by Matthews to Tukaiz, including a $5.5 million Subordinated Convertible Note, was repaid upon the closing of this transaction. The sale resulted in a pre-tax gain of $7.1 million, which has been reported in Special Items on the Consolidated Statement of Income.


FORWARD-LOOKING INFORMATION:

The Company's objective with respect to operating performance is to increase annual earnings per share in the range of 12% to 15% annually. For the past seven fiscal years, the Company has achieved an average annual increase in earnings per share of 14.6%.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued.


FORWARD-LOOKING INFORMATION, continued:

Due to a decline in the value of plan assets under the Company's defined benefit plan during fiscal 2001, pension cost will increase in fiscal 2002 (see Note 10 to the Consolidated Financial Statements). This increase will be partially offset by a reduction in goodwill amortization as a result of the adoption of SFAS No. 142 in fiscal 2002 (see "Accounting Pronouncements"). In addition, the Company has scaled back the repurchases of its common stock and is concentrating its efforts on using excess cash for the repayment of debt and related interest expense.

As a result of the Company's recent acquisitions (including The York Group, Inc. on December 3, 2001), expected internal growth and the impact of changes in pension cost and goodwill amortization, the Company expects to achieve growth in earnings per share of approximately 15% for the fiscal year ended September 30, 2002.


STOCK SPLIT:

On August 2, 2001, the Board of Directors declared a two-for-one stock split on the Company's Class A and Class B Common Stock in the form of a 100% stock distribution. The stock distribution was issued August 31, 2001 to shareholders of record on August 16, 2001. Shareholders' equity has been adjusted for the stock split by reclassifying from retained earnings to common stock the par value of the additional shares arising from the split. All per share amounts and numbers of shares have been adjusted in this report to reflect the stock split.


ACCOUNTING PRONOUNCEMENTS:

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires the purchase method of accounting (instead of pooling-of-interests) for all business combinations initiated after June 30, 2001. In addition, goodwill related to business combinations after June 30, 2001 will no longer be amortized and will be subject to periodic review for impairment. SFAS No. 142 addresses the financial statement accounting for goodwill and other intangible assets upon acquisition and the accounting subsequent to their initial recognition in the financial statements. Upon adoption, goodwill related to business combinations on or before June 30, 2001 will no longer be amortized and will be subject to periodic review for impairment. Based on management's preliminary assessment, goodwill impairment is not expected to result upon adoption. The Company will adopt SFAS No. 142 in the first quarter of fiscal 2002. Goodwill amortization was $3.5 million, $2.6 million, and $1.9 million, respectively, for the years ended September 30, 2001, 2000 and 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued.


ACCOUNTING PRONOUNCEMENTS, continued:

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 101 outlines basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. The Company implemented SAB No. 101 in the fourth quarter of fiscal 2001. SAB No. 101 did not have a material impact on the Company's consolidated financial statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


Description                                                              Pages
-----------                                                              -----

Report of Independent Accountants                                          31

Consolidated Balance Sheet                                               32-33

Consolidated Statement of Income                                           34

Consolidated Statement of Shareholders' Equity                             35

Consolidated Statement of Cash Flows                                       36

Notes to Consolidated Financial Statements                               37-57

Supplementary Financial Information                                        58

                       REPORT OF INDEPENDENT ACCOUNTANTS






To the Shareholders and
  Board of Directors of
  Matthews International Corporation:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Matthews International Corporation and subsidiaries at September 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.





PRICEWATERHOUSECOOPERS LLP


Pittsburgh, Pennsylvania
November 15, 2001, except for
paragraph 3 of Note 6 and
Note 18, as to which the date
is December 3, 2001.

              MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                          September 30, 2001 and 2000
                (dollar amounts in thousands, except share data)
                                  ----------


ASSETS                                                   2001            2000
                                                         ----            ----
Current assets:
  Cash and cash equivalents                          $ 28,691        $ 29,150
  Short-term investments                                  240           1,321
  Accounts receivable, net of allowance
    for doubtful accounts of $3,725
    and $2,468, respectively                           52,086          44,819
  Inventories (Note 3)                                 18,773          16,849
  Deferred income taxes                                 1,241             978
  Other current assets                                  1,297           1,716
                                                      -------          ------
    Total current assets                              102,328          94,833



Investments (Note 4)                                   18,048          14,803



Property, plant and equipment, net (Note 5)            49,009          48,467



Deferred income taxes (Note 11)                         5,151           6,899



Other assets                                            9,831           6,951



Goodwill, net of accumulated amortization of
  $9,985 and $7,319, respectively                     104,585          48,712
                                                      -------         -------


  Total assets                                       $288,952        $220,665
                                                      =======         =======

The accompanying notes are an integral part of these consolidated financial statements.

              MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET, continued
                          September 30, 2001 and 2000
                (dollar amounts in thousands, except share data)
                                  ----------


LIABILITIES AND SHAREHOLDERS' EQUITY                     2001            2000
                                                         ----            ----
Current liabilities:
  Long-term debt, current maturities                 $  5,023        $  3,478
  Trade accounts payable                               12,971          10,075
  Accrued compensation                                  8,172           8,710
  Accrued vacation pay                                  4,251           3,956
  Profit distribution to employees                      3,860           4,063
  Accrued income taxes                                  4,962             270
  Customer prepayments                                  6,130           5,875
  Postretirement benefits, current portion                817             781
  Other current liabilities                            20,353           9,624
                                                       ------          ------
    Total current liabilities                          66,539          46,832

Long-term debt (Note 6)                                40,726          13,908

Estimated finishing costs                               7,401           4,072

Postretirement benefits other than pensions
 (Note 10)                                             18,639          18,991

Other liabilities                                      11,931          10,006

Commitments and contingent liabilities (Note 12)

Shareholders' equity (Notes 2, 7 and 8):
 Common stock:
  Class A, $1.00 par value; authorized
   70,000,000 shares; 36,333,992 and
   30,066,970 shares issued, respectively              36,334          15,033
  Class B, $1.00 par value; authorized
   30,000,000 shares; 6,267,022 shares
   issued at September 30, 2000                           -             3,134
 Preferred stock, $100 par value, authorized
  10,000 shares, none issued                              -               -
 Retained earnings                                    184,845         174,689
 Accumulated other comprehensive income (loss)         (8,983)         (9,177)
 Notes receivable                                         -                (7)
 Treasury stock, 6,060,158 and 5,326,234 shares,
  respectively, at cost                               (68,480)        (56,816)
                                                      -------         -------
  Total shareholders' equity                          143,716         126,856
                                                      -------         -------

  Total liabilities and shareholders' equity         $288,952        $220,665
                                                      =======         =======

The accompanying notes are an integral part of these consolidated financial statements.

              MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF INCOME
             for the years ended September 30, 2001, 2000 and 1999
                (dollar amounts in thousands, except share data)
                                  ----------


                                           2001           2000           1999
                                           ----           ----           ----

Sales                                 $ 283,282      $ 266,987      $ 243,370
Cost of goods sold                     (163,846)      (148,898)      (140,333)
                                        -------        -------        -------
  Gross profit                          119,436        118,089        103,037

Selling expense                         (38,100)       (42,923)       (36,877)
Administrative expense                  (30,156)       (27,390)       (25,212)
Special items (Note 17)                   2,177            -              -
                                        -------        -------        -------
  Operating profit                       53,357         47,776         40,948

Investment income                         2,365          1,828          1,788
Interest expense                         (1,647)        (1,488)          (867)
Other income (deductions), net             (279)           125           (570)
Minority interest                        (2,338)        (2,303)           (22)
                                        -------        -------        -------

Income before income taxes               51,458         45,938         41,277

Income taxes (Note 11)                  (19,859)       (18,015)       (16,261)
                                        -------        -------        -------

Net income                             $ 31,599       $ 27,923       $ 25,016
                                        =======        =======        =======


Earnings per share (Notes 2 and 9):
  Basic                                  $ 1.03         $  .90         $  .79
                                           ====           ====           ====
  Diluted                                $ 1.01         $  .88         $  .77
                                           ====           ====           ====


The accompanying notes are an integral part of these consolidated financial statements.

                            MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                              CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                           for the years ended September 30, 2001, 2000 and 1999
                             (dollar amounts in thousands, except share data)
                                                  ----------

                                                           Accumulated
                                                              Other
                                  Common                  Comprehensive      Notes
                                   Stock       Retained   Income (Loss)   Receivable     Treasury
                                 (Note 7)      Earnings    (net of tax)     (Note 7)       Stock         Total
                                ----------   -----------  -------------   ----------   -----------    ----------
Balance, September 30, 1998       $18,167      $131,061       $(4,390)      $  (453)     $(40,075)     $104,310
Net income                            -          25,016           -             -             -          25,016
Unrealized gains (losses)             -             -            (205)          -             -            (205)
Minimum pension liability             -             -             278           -             -             278
Translation adjustment                -             -             347           -             -             347
 Total comprehensive income                                                                              25,436
Treasury stock transactions:
 Purchase of 1,086,768 shares         -             -             -             -         (15,723)      (15,723)
 Issuance of 385,472 shares
  under stock plans                   -          (1,101)          -             -           4,179         3,078
Dividends, $.091 per share            -          (2,877)          -             -             -          (2,877)
Payments on notes receivable          -             -             -             398           -             398
                                   ------       -------         -----         -----        ------       -------
Balance, September 30, 1999        18,167       152,099        (3,970)          (55)      (51,619)      114,622
Net income                            -          27,923           -             -             -          27,923
Unrealized gains (losses)             -             -              36           -             -              36
Minimum pension liability             -             -            (727)          -             -            (727)
Translation adjustment                -             -          (4,516)          -             -          (4,516)
 Total comprehensive income                                                                              22,716
Treasury stock transactions:
 Purchase of 1,018,492 shares         -             -             -             -         (13,225)      (13,225)
 Issuance of 706,722 shares
  under stock plans                   -          (2,355)          -             -           8,028         5,673
Dividends, $.096 per share            -          (2,978)          -             -             -          (2,978)
Payments on notes receivable          -             -             -              48           -              48
                                   ------       -------         -----         -----        ------       -------
Balance, September 30, 2000        18,167       174,689        (9,177)           (7)      (56,816)      126,856
Net income                            -          31,599           -             -             -          31,599
Unrealized gains (losses)             -             -             402           -             -             402
Minimum pension liability             -             -             787           -             -             787
Translation adjustment                -             -            (995)          -             -            (995)
 Total comprehensive income                                                                              31,793
Treasury stock transactions:
 Purchase of 778,462 shares           -             -             -             -         (12,305)      (12,305)
 Issuance of 44,538 shares
  under stock plans                   -            (198)          -             -             641           443
Stock split, two-for-one           18,167       (18,167)          -             -             -             -
Dividends, $.101 per share            -          (3,078)          -             -             -          (3,078)
Payments on notes receivable          -             -             -               7           -               7
                                   ------       -------         -----         -----        ------       -------
Balance, September 30, 2001       $36,334      $184,845       $(8,983)      $     -      $(68,480)     $143,716
                                   ======       =======         =====         =====        ======       =======

        The accompanying notes are an integral part of these consolidated financial statements.

                      MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED STATEMENT OF CASH FLOWS
                     for the years ended September 30, 2001, 2000 and 1999
                       (dollar amounts in thousands, except share data)
                                          ----------

                                                            2001          2000          1999
                                                            ----          ----          ----
Cash flows from operating activities:
 Net income                                              $31,599       $27,923       $25,016
 Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization                           12,932        12,007        10,609
  Change in deferred taxes                                   709         1,041           617
  Changes in working capital items (Note 13)                 768        (2,917)       (8,923)
  Increase in other assets                                (2,813)         (972)         (110)
  Increase in estimated finishing costs                      126            12           228
  Increase (decrease) in other liabilities                   107          (594)       (1,106)
  Decrease in postretirement benefits                       (317)         (533)         (527)
  Tax benefit on exercised stock options                     174         2,370         1,400
  Impairment losses                                        2,824           -             -
  Loss on dispositions of assets                             248           570           143
  Gain on sale of subsidiary                              (7,099)          -             -
  Net (gain) loss on investments                            (209)          113           (95)
  Effect of exchange rate changes on operations             (649)       (1,054)          523
                                                          ------        ------        ------
 Net cash provided by operating activities                38,400        37,966        27,775
                                                          ------        ------        ------
Cash flows from investing activities:
 Capital expenditures                                     (7,264)       (7,674)      (13,282)
 Proceeds from dispositions of assets                         75           366           201
 Proceeds from sale of subsidiary                         18,582           -             -
 Acquisitions, net of cash acquired                      (63,567)      (12,245)      (10,798)
 Purchases of investment securities                      (12,883)       (6,967)         (788)
 Proceeds from dispositions of investments                10,553         2,053         6,317
 Payments on notes receivable                                  7            48           398
                                                          ------        ------        ------
 Net cash used in investing activities                   (54,497)      (24,419)      (17,952)
                                                          ------        ------        ------
Cash flows from financing activities:
 Proceeds from long-term debt                             32,430         3,943        14,951
 Payments on long-term debt                               (1,320)       (5,401)       (1,603)
 Proceeds from the sale of treasury stock                    269         3,303         1,678
 Purchases of treasury stock                             (12,305)      (13,225)      (15,723)
 Dividends                                                (3,078)       (2,978)       (2,877)
                                                          ------        ------        ------
 Net cash provided by (used in) financing activities      15,996       (14,358)       (3,574)
                                                          ------        ------        ------
Effect of exchange rate changes on cash                     (358)       (1,571)          (87)
                                                          ------        ------        ------
Net change in cash and cash equivalents                     (459)       (2,382)        6,162
Cash and cash equivalents at beginning of year            29,150        31,532        25,370
                                                          ------        ------        ------
Cash and cash equivalents at end of year                 $28,691       $29,150       $31,532
                                                          ======        ======        ======
Cash paid during the year for:
  Interest                                               $ 1,630       $ 1,488       $   867
  Income taxes                                            13,227        15,618        17,447
    The accompanying notes are an integral part of these consolidated financial statements.

              MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (dollar amounts in thousands, except share data)
                                  ----------


1.    NATURE OF OPERATIONS:

Matthews International Corporation ("Matthews"), founded in 1850 and incorporated in Pennsylvania in 1902, is a designer, manufacturer and marketer principally of custom-made products which are used to identify people, places, products and events. The Company's products and operations are comprised of three business segments: Bronze, Graphics Imaging and Marking Products. The Bronze segment is a leading manufacturer of cast bronze memorials and other memorialization products, crematories and cremation-related products and is a leading builder of mausoleums in the United States. The Graphics Imaging segment provides printing plates, pre-press services and imaging services for the corrugated and primary packaging industries. The Marking Products segment designs, manufactures and distributes a wide range of equipment and consumables for identifying various consumer and industrial products, components and packaging containers. On December 3, 2001, the Company acquired The York Group, Inc., a manufacturer of caskets in the United States (see Note 18).

The Company has manufacturing and marketing facilities in the United States, Australia, Canada and Europe.



2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation:

The consolidated financial statements include all majority-owned foreign and domestic subsidiaries. The consolidated financial statements also include the accounts of the Company's 50%-owned affiliates, Tukaiz Communications, L.L.C. ("Tukaiz"), O.N.E. Color Communications, L.L.C. ("O.N.E.") and, effective April 1, 1999, S+T GmbH & Co. KG ("S+T"). All intercompany accounts and transactions have been eliminated. On January 19, 2001, the Company sold its 50% interest in Tukaiz (see Note 16).

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

                   (dollar amounts in thousands, except share data)
                                  ----------


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued:

Stock Split:

On August 2, 2001, the Board of Directors declared a two-for-one stock split on the Company's Class A and Class B Common Stock in the form of a 100% stock distribution. The stock distribution was issued August 31, 2001 to shareholders of record on August 16, 2001. Shareholders' equity has been adjusted for the stock split by reclassifying from retained earnings to common stock the par value of the additional shares arising from the split. All per share amounts and numbers of shares have been adjusted in this report to reflect the stock split.

Foreign Currency:

Balance sheet accounts for foreign subsidiaries are translated into U.S. dollars at exchange rates in effect at the consolidated balance sheet date. Gains or losses that result from this process are recorded in other comprehensive income. The cumulative translation adjustment at September 30, 2001 and 2000 was a reduction in accumulated other comprehensive income of $9,407 and $8,412, respectively. The revenue and expense accounts of foreign subsidiaries are translated into U.S. dollars at the average exchange rates that prevailed during the period.

Cash and Cash Equivalents:

For purposes of the consolidated statement of cash flows, the Company considers all investments purchased with a remaining maturity of three months or less to be cash equivalents. The carrying amount of cash and cash equivalents approximates fair value due to the short-term maturities of these instruments. At September 30, 2001, a significant portion of the Company's cash and cash equivalents was invested with two financial institutions.

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

                   (dollar amounts in thousands, except share data)
                                  ----------


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued:

Goodwill:

Goodwill, which represents the excess of cost over the estimated fair value of net assets of acquired businesses, was amortized using the straight-line method over periods ranging from 10 to 25 years. Management periodically evaluated the net realizable value of goodwill and, based on such analysis, goodwill was reduced if considered necessary.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses the financial statement accounting for goodwill and other intangible assets upon acquisition and the accounting subsequent to their initial recognition in the financial statements. Upon adoption, goodwill will no longer be amortized and will be subject to periodic review for impairment. Based on management's preliminary assessment, goodwill impairment is not expected to result upon adoption. The Company will adopt SFAS No. 142 in the first quarter of fiscal 2002. Goodwill amortization was $3,492, $2,581 and $1,926, respectively, for the years ended September 30, 2001, 2000 and 1999.

Estimated Finishing Costs:

Estimated costs for finishing have been provided for bronze memorials, vases and granite bases which have been manufactured, sold to customers and placed in storage for future delivery.

Treasury Stock:

Treasury stock is carried at cost. The cost of treasury shares sold is determined under the average cost method. At September 30, 2001, treasury stock consisted of 6,060,158 shares of Class A Common Stock. At September 30, 2000, treasury stock consisted of 3,055,290 shares of Class A Common Stock and 2,270,944 shares of Class B Common Stock.

Income Taxes:

Deferred tax assets and liabilities are provided for the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse. Deferred income taxes for U.S. tax purposes have not been provided on the undistributed earnings of foreign subsidiaries, as such earnings are considered to be reinvested indefinitely. At September 30, 2001, undistributed earnings for which deferred U.S. income taxes have not been provided approximated $13,500. Determination of the amount of unrecognized U.S. deferred tax liability on these unremitted earnings is not practical as any taxes paid upon distribution to the Company would be offset, at least in part, by foreign tax credits under U.S. tax regulations.

                   (dollar amounts in thousands, except share data)
                                  ----------


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued:

Research and Development Expenses:

Research and development costs are expensed as incurred and approximated $2,500, $1,900 and $2,000 for the years ended September 30, 2001, 2000 and 1999, respectively.

Earnings Per Share:

Basic earnings per share is computed by dividing net income by the average number of common shares outstanding. Diluted earnings per share is computed using the treasury stock method, which assumes the issuance of common stock for all dilutive securities.

Revenue Recognition:

Revenues are generally recognized when title and risk of loss pass to the customer, which is generally at the time of product shipment, except for construction revenues which are recognized under the percentage-of-completion method of accounting.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 101 outlines basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. The Company implemented SAB No. 101 in the fourth quarter of fiscal 2001. SAB No. 101 did not have a material impact on the Company's consolidated financial statements.

Reclassifications:

Sales and cost of goods sold for 2000 and 1999 have been adjusted in accordance with Emerging Issues Task Force Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs," to reflect the reclassification of shipping costs billed to customers.

                   (dollar amounts in thousands, except share data)
                                  ----------


3.  INVENTORIES:

Inventories at September 30 consisted of the following:
                                                        2001           2000
                                                        ----           ----

Materials and finished goods                         $16,816        $14,928
Labor and overhead in process                          1,520          1,498
Supplies                                                 437            423
                                                      ------         ------
                                                     $18,773        $16,849
                                                      ======         ======



4.  INVESTMENTS:

Investment securities are recorded at estimated market value at the consolidated balance sheet date and are classified as available-for-sale. Short-term investments consisted principally of corporate obligations with purchased maturities of over three months but less than one year. The cost of short-term investments approximated market value at September 30, 2001 and 2000. Investments classified as non-current consisted of securities of the U.S. government and its agencies and corporate obligations with purchased maturities in the range of one to five years. Accrued interest on all investment securities was classified with short-term investments.

At September 30, 2001 and 2000, investments classified as non-current were as follows:
                            Book Value      Gross        Gross
                            (Amortized   Unrealized   Unrealized     Market
                               Cost)        Gains       Losses        Value
                            ----------   ----------   ----------     ------
September 30, 2001:
------------------
U.S. government and
  its agencies               $ 8,281        $429         $  -       $ 8,710
Corporate obligations          6,171         266            -         6,437
Other                             93           -            -            93
                              ------         ---          ---        ------
  Total                      $14,545        $695         $  -       $15,240
                              ======         ===          ===        ======

September 30, 2000:
------------------
U.S. government and
  its agencies               $ 7,195        $ 44         $ 28       $ 7,211
Corporate obligations          5,013          32           12         5,033
Other                            160           -            -           160
                              ------         ---          ---        ------
  Total                      $12,368        $ 76         $ 40       $12,404
                              ======         ===          ===        ======

                   (dollar amounts in thousands, except share data)
                                  ----------


4.  INVESTMENTS, continued:

Unrealized gains and losses on investment securities, including related deferred taxes, are reflected in other comprehensive income. Realized gains and losses are based on the specific identification method and are recorded in investment income. Realized gains (losses) for fiscal 2001, 2000 and 1999 were $225, ($30) and $17, respectively. Bond premiums and discounts are amortized on the straight-line method, which does not significantly differ from the interest method.

In addition, investments included the Company's 49% ownership interest in Applied Technology Developments, Ltd. ("ATD"), which was $647 and $1,735 at September 30, 2001 and 2000, respectively. In fiscal 2001, the investment in ATD was written-down for impairment (see Note 17). The investment in ATD is recorded under the equity method of accounting. Income under the equity method of accounting is recorded in investment income. Investments also included ownership interests in various entities of less than 20%, which totaled $2,161 and $664 at September 30, 2001 and 2000, respectively. Investments of less than 20% ownership interest are recorded under the cost method of accounting.



5.  PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment and the related accumulated depreciation at September 30, 2001 and 2000 were as follows:

                                                        2001           2000
                                                        ----           ----
Buildings                                            $25,666        $25,380
Machinery and equipment                               65,515         65,162
                                                      ------         ------
                                                      91,181         90,542
Less accumulated depreciation                        (46,409)       (45,640)
                                                      ------         ------
                                                      44,772         44,902
Land                                                   3,159          2,946
Construction in progress                               1,078            619
                                                      ------         ------
                                                     $49,009        $48,467
                                                      ======         ======

                   (dollar amounts in thousands, except share data)
                                  ----------

6.  LONG-TERM DEBT:

Long-term debt at September 30, 2001 and 2000 consisted of the following:
                                                        2001           2000
                                                        ----           ----
Revolving Credit and Term Loan Agreement             $30,000        $   -
Note payable to bank, 4.145%                           8,082          8,433
Note payable to bank, 4.3%                             3,395          3,542
Note payable to bank, 6.7%                               -            3,143
Short-term borrowings                                  4,073          1,478
Capital lease obligations                                199            790
                                                      ------         ------
                                                      45,749         17,386
Less current maturities                               (5,023)        (3,478)
                                                      ------         ------
                                                     $40,726        $13,908
                                                      ======         ======

The Company had a Revolving Credit and Term Loan Agreement. Under terms of the agreement, the Company could borrow principal amounts up to $30,000 in the aggregate at LIBOR plus .75%. At September 30, 2001, outstanding borrowings under this agreement totaled $30,000 at an interest rate of 3.36%. At September 30, 2000, no amounts were outstanding under this agreement.

On December 3, 2001, the Company entered into a Revolving Credit Facility for $125,000 with a syndicate of four financial institutions. Borrowings under the facility, which matures on November 30, 2004, bear interest at LIBOR plus a factor ranging from .75% to 1.5% based on the Company's leverage ratio. The leverage ratio is defined as net indebtedness divided by EBITDA (earnings before interest, taxes, depreciation and amortization). The Company is required to pay an annual commitment fee ranging from .20% to .375% (based on the Company's leverage ratio) of the unused portion of the facility. The Revolving Credit Facility requires the Company to maintain minimum levels of consolidated net worth and fixed charge and interest coverage ratios. A portion of the facility (not to exceed $10,000) is available for the issuance of trade and standby letters of credit. In addition, the facility provides for an additional credit line for borrowings up to $10,000 at current market rates. The Revolving Credit Facility replaced the existing Revolving Credit and Term Loan Agreement. The Company borrowed $124,500 under the Revolving Credit Facility on December 3, 2001 in connection with the acquisition of The York Group, Inc. (see Note 18) and for the repayment of all amounts outstanding under the Revolving Credit and Term Loan Agreement.

In June 1999, a portion of the purchase price of Caggiati S.p.A. (see Note 15) was financed through a loan of Lit. 20.2 billion (U.S.$10,900) from an Italian bank, UniCredito Italiano, Parma, Italy. The loan amortization period is 15 years with interest at an annual rate of 4.145%, subject to renewal after five and ten years at an interest rate approximating current market rates. In June 2000, the first deferred payment due in connection with the purchase of Caggiati S.p.A. was financed through a loan of Lit. 7.9 billion (U.S.$3,600). The loan amortization period is 14 years, subject to renewal after five and ten years, with a variable interest rate which approximates market. The interest rate on this loan was 4.3% at September 30, 2001.

                   (dollar amounts in thousands, except share data)
                                  ----------


6.  LONG-TERM DEBT, continued:

Aggregate maturities of the notes payable to banks (excluding the Revolving Credit and Term Loan Agreement) for the next five fiscal years are as follows:

     2002                                               $   900
     2003                                                   900
     2004                                                   900
     2005                                                   900
     2006                                                   900
                                                         ------
                                                        $ 4,500
                                                         ======

The carrying amounts of the Company's borrowings under its financing arrangements approximate their fair value.

Long-term debt, current maturities, also included short-term borrowings by Caggiati S.p.A. of $4,073 and $1,478 at September 30, 2001 and 2000, respectively. These short-term borrowings consisted principally of several line of credit arrangements for working capital requirements. The weighted-average interest rate on these borrowings, which are collateralized by certain trade accounts receivable, was 4.5% at September 30, 2001.

The Company has a line of credit of $500 (Canadian dollars), which provides for borrowings at the bank's prime interest rate. There were no borrowings outstanding on this line of credit at September 30, 2001 and 2000. Caggiati S.p.A. has four lines of credit totaling Lit. 19.0 billion (U.S.$8,900) with various banks. Outstanding borrowings on these lines at September 30, 2001 and 2000 were $4,073 and $1,478, respectively.



7.  SHAREHOLDERS' EQUITY:

The authorized common stock of the Company consists of 70,000,000 shares of Class A Common Stock, $1 par value. Prior to September 2001, the authorized common stock of the Company was divided into two classes consisting of Class A Common Stock, 70,000,000 shares, $1 par value, and Class B Common Stock, 30,000,000 shares, $1 par value. Shares of Class A stock have one vote per share and are freely transferable subject to applicable securities laws. Shares of Class B stock had ten votes per share and were only transferable by a shareholder to the Company or to an active employee of the Company. In September 2001, the number of outstanding shares of Class B stock declined below 5% of the aggregate outstanding shares of Class A and Class B stock. As a result, in accordance with the Company's Restated Articles of Incorporation, all shares of Class B stock were immediately converted to an equivalent number of shares of Class A stock. During fiscal 2000 and 1999, 512,188 and 724,894 shares, respectively, of Class B Common Stock were exchanged for an equal number of shares of Class A Common Stock.

                   (dollar amounts in thousands, except share data)
                                  ----------


7.  SHAREHOLDERS' EQUITY, continued:

The Company has an active stock repurchase program, which was initiated in 1996. Under the program, the Company's Board of Directors have authorized the repurchase of a total of 8,000,000 shares (adjusted for stock splits) of Matthews common stock, of which 7,079,072 shares have been repurchased as of September 30, 2001. The buy-back program is designed to increase shareholder value, enlarge the Company's holdings of its common stock, and add to earnings per share. Repurchased shares may be retained in treasury, utilized for acquisitions, or reissued to employees or other purchasers, subject to the restrictions of the Company's Restated Articles of Incorporation.

At September 30, 2000, shareholders' equity included notes receivable from employees, which resulted from purchases of common stock by designated employees under the Employees' Stock Purchase Plan. All outstanding amounts under these notes were paid in full during fiscal 2001.

Comprehensive income consists of net income adjusted for changes, net of any related income tax effect, in cumulative foreign currency translation, unrealized investment gains and losses and minimum pension liability.



8.  STOCK PLANS:

The Company has a stock incentive plan that provides for grants of incentive stock options, nonstatutory stock options and restricted share awards in an aggregate number not to exceed 15% of the outstanding shares of the Company's common stock. The plan is administered by the Compensation Committee of the Board of Directors. The option price for each stock option that may be granted under the plan may not be less than the fair market value of the Company's common stock on the date of grant. The aggregate number of shares of the Company's common stock that may be issued upon exercise of outstanding stock options was 3,698,866 shares at September 30, 2001.

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

The Company has elected to account for its stock incentive plan under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." If compensation cost had been determined under SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income and diluted earnings per share would have been as follows:

                   (dollar amounts in thousands, except share data)
                                  ----------


8.  STOCK PLANS, continued:

                                           2001           2000           1999
                                           ----           ----           ----
Net income, as reported                 $31,599        $27,923        $25,016
Net income, pro forma                    30,198         26,357         23,852
Earnings per share, as reported         $  1.01        $   .88        $   .77
Earnings per share, pro forma               .96            .83            .73

The weighted-average fair value of options granted was $5.28 per share in 2001, $5.37 per share in 2000 and $5.81 per share in 1999.

The fair value of each option grant is estimated on the date of grant using a Black-Scholes based pricing model with the following assumptions:

                                         2001          2000          1999
                                         ----          ----          ----
Expected volatility                      27.0%         26.0%         24.8%
Dividend yield                            0.8%          0.8%          0.8%
Average risk-free interest rate           4.5%          5.8%          6.3%
Average expected term (years)             8.1           8.3           8.0

The transactions for shares under options were as follows:

                                         2001          2000          1999
                                         ----          ----          ----
Outstanding, beginning of year:
  Number                             3,397,866     3,898,700     2,965,300
  Weighted-average exercise price       $10.53        $ 9.34        $ 6.60
Granted:
  Number                               402,000       223,100     1,399,600
  Weighted-average exercise price       $14.03        $12.84        $13.97
Exercised:
  Number                                43,666       701,002       384,600
  Weighted-average exercise price       $ 6.05        $ 4.64        $ 4.41
Expired or forfeited:
  Number                                57,334        22,932        81,600
  Weighted-average exercise price       $13.43        $10.91        $12.53
Outstanding, end of year:
  Number                             3,698,866     3,397,866     3,898,700
  Weighted-average exercise price       $10.92        $10.53        $ 9.34
Exercisable, end of year:
  Number                             1,103,955       585,254       860,000
  Weighted-average exercise price       $ 7.27        $ 6.48        $ 4.68
Shares reserved for future options,
  end of year                          842,209     1,253,298       799,230

                   (dollar amounts in thousands, except share data)
                                  ----------


8.  STOCK PLANS, continued:

The following tables summarize certain stock option information at September 30, 2001:

Options outstanding:
-------------------
Range of                               Weighted-average     Weighted-average
exercise price            Number        remaining life       exercise price
--------------           --------      ----------------     ----------------
$3.56 and $6.50           152,000             3.9                $ 5.15
$7.03 - $8.69           1,224,100             5.2                  7.09
$10.70                    407,666             6.2                 10.70
$13.84 - $15.34         1,323,000             7.4                 13.97
$12.84                    198,300             8.1                 12.84
$14.03                    393,800             9.1                 14.03
                        ---------             ---                 -----
                        3,698,866             6.6                $10.92
                        =========             ===                 =====

Options exercisable:
-------------------
Range of                                                    Weighted-average
exercise price                            Number             exercise price
--------------                           -------            ----------------
$3.56 and $6.50                          152,000                 $ 5.15
$7.03 - $8.69                            816,066                   7.09
$10.70                                   135,889                  10.70
                                       ---------                  -----
                                       1,103,955                 $ 7.27
                                       =========                  =====

Under the Company's Director Fee Plan, directors who are not also officers of the Company each receive, as an annual retainer fee, shares of the Company's Class A Common Stock equivalent to approximately $16. Directors may also elect to receive the common stock equivalent of meeting fees. Each director may elect to be paid these shares on a current basis or have such shares credited to a deferred stock account as phantom stock, with such shares to be paid to the director subsequent to leaving the Board. The value of deferred shares is recorded in other liabilities. Shares deferred under the Director Fee Plan at September 30, 2001, 2000 and 1999 were 53,218, 48,014 and 46,144, respectively.

                   (dollar amounts in thousands, except share data)
                                  ----------


9.  EARNINGS PER SHARE
                                        2001           2000           1999
                                        ----           ----           ----

Net income                            $31,599        $27,923        $25,016
                                       ======         ======         ======

Weighted-average common
  shares outstanding               30,560,339     31,031,016     31,702,786
Dilutive securities,
  primarily stock options             759,715        672,138        779,520
                                   ----------     ----------     ----------
Diluted weighted-average
  common shares outstanding        31,320,054     31,703,154     32,482,306
                                   ==========     ==========     ==========

Basic earnings per share                $1.03          $ .90          $ .79
                                         ====           ====           ====

Diluted earnings per share              $1.01          $ .88          $ .77
                                         ====           ====           ====



10.  PENSION AND OTHER POSTRETIREMENT PLANS:

The Company provides defined benefit pension and other postretirement plans to certain employees. In addition, certain employees of the Commemorative Products business of The York Group, Inc., which was acquired on May 24, 2001 (see Note 15), participate in a separate defined benefit pension plan.

Net periodic pension and other postretirement benefit (income) cost for the plans included the following:

                                        Pension                   Other Postretirement
                               --------------------------      --------------------------
                                2001      2000      1999        2001      2000      1999
                               ------    ------    ------      ------    ------    ------
Service cost                  $ 3,059   $ 2,452   $ 2,161     $   303   $   268   $   322
Interest cost                   4,384     3,955     3,725         913       882       816
Expected return on
 plan assets                   (8,807)   (6,100)   (5,288)        -         -         -
Amortization:
 Transition asset                 -        (404)     (404)        -         -         -
 Prior service cost               162       162       162      (1,009)   (1,009)   (1,009)
 Net actuarial (gain) loss     (1,948)     (430)       54         136       137       112
                                -----     -----     -----       -----     -----     -----
Net benefit (income) cost     $(3,150)  $  (365)  $   410     $   343   $   278   $   241
                                =====     =====     =====       =====     =====     =====

                   (dollar amounts in thousands, except share data)
                                  ----------


10.  PENSION AND OTHER POSTRETIREMENT PLANS, continued:

The following provides a reconciliation of benefit obligations, plan assets and funded status of the plans:

                                               Pension               Other Postretirement
                                         -------------------         --------------------
                                          2001         2000           2001          2000
                                         ------       ------         ------        ------
Change in benefit obligation:
 Benefit obligation, beginning         $ 60,234     $ 55,960       $ 12,983      $ 12,563
 Acquisition                              5,282          -              -             -
 Service cost                             3,059        2,452            303           268
 Interest cost                            4,384        3,955            913           882
 Assumption changes                        (207)         -              336           -
 Actuarial (gain) loss                   (1,747)         694           (306)          201
 Benefit payments                        (3,111)      (2,827)          (660)         (931)
                                         ------       ------         ------        ------
 Benefit obligation, ending              67,894       60,234         13,569        12,983
                                         ------       ------         ------        ------
Change in plan assets:
 Fair value, beginning                   98,108       69,657            -             -
 Acquisition                              5,690          -              -             -
 Actual return                          (26,934)      31,050            -             -
 Benefit payments                        (3,111)      (2,827)         (660)          (931)
 Employer contributions                     306          228           660            931
                                         ------       ------        ------         ------
 Fair value, ending                      74,059       98,108           -              -
                                         ------       ------        ------         ------

Funded status                             6,165       37,874       (13,569)       (12,983)
Unrecognized transition asset               -            -             -              -
Unrecognized actuarial (gain) loss         (669)     (36,403)        2,863          2,969
Unrecognized prior service cost             574          736        (8,750)        (9,758)
                                         ------       ------        ------         ------

Net amount recognized                  $  6,070     $  2,207      $(19,456)      $(19,772)
                                         ======       ======        ======         ======

Amounts recognized in the
 balance sheet:
 Prepaid pension cost                  $  8,751     $  4,210      $    -         $    -
 Accrued benefit liability               (2,681)      (3,537)      (19,456)       (19,772)
 Intangible asset                           -            244           -              -
 Accumulated other
  comprehensive income                      -          1,290           -              -
                                         ------       ------        ------         ------

Net amount recognized                  $  6,070     $  2,207      $(19,456)      $(19,772)
                                         ======       ======        ======         ======

The Company has an unfunded defined benefit pension plan which had a benefit obligation at September 30, 2001 and 2000 of $2,961 and $4,487, respectively.

                   (dollar amounts in thousands, except share data)
                                  ----------


10.  PENSION AND OTHER POSTRETIREMENT PLANS, continued:

Weighted-average assumptions for the pension and other postretirement benefit plans were:

                                  Pension                   Other Postretirement
                        ----------------------------    ----------------------------
                          2001      2000      1999        2001      2000      1999
                        --------  --------  --------    --------  --------  --------
Discount rate             7.00%     7.25%     7.25%       7.00%     7.25%     7.25%
Return on plan assets     9.00      9.00      9.00         -         -         -
Compensation increase     4.25      4.50      4.50        4.25      4.50      4.50

For measurement purposes, annual rates of increase of 30.0% and 12.0% in the per capita cost of health care benefits for Medicare HMO Plans and all other plans, respectively, were assumed for 2001; the rates were assumed to decrease gradually to 5.0% for 2004 and remain at that level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported. An increase in the assumed health care cost trend rates by one percentage point would have increased the accumulated postretirement benefit obligation as of September 30, 2001 by $516 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year then ended by $72. A decrease in the assumed health care cost trend rates by one percentage point would have decreased the accumulated postretirement benefit obligation as of September 30, 2001 by $472 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year then ended by $62.



11.  INCOME TAXES:

The provision for income taxes consisted of the following:

                                           2001          2000          1999
                                           ----          ----          ----
Current:
  Federal                              $ 13,694      $ 11,940      $ 12,116
  State                                   2,006         1,843         2,401
  Foreign                                 3,435         2,761         1,117
                                         ------        ------        ------
                                         19,135        16,544        15,634
Deferred                                    724         1,471           627
                                         ------        ------        ------
Total                                  $ 19,859      $ 18,015      $ 16,261
                                         ======        ======        ======

                   (dollar amounts in thousands, except share data)
                                  ----------


11.  INCOME TAXES, continued:

The components of the net deferred tax asset at September 30 were as follows:

                                                         2001          2000
                                                         ----          ----
Deferred tax assets:
  Postretirement benefits other than pensions        $  7,588      $  7,687
  Deferred compensation                                 1,454         1,389
  Bad debt / other provisions                           1,694           998
  Estimated finishing costs                             2,524         1,105
  Accrued vacation pay                                    933           873
  Other                                                   725           311
                                                       ------        ------
                                                       14,918        12,363
                                                       ------        ------
Deferred tax liabilities:
  Depreciation                                         (2,777)       (2,465)
  Goodwill amortization                                (2,775)       (1,313)
  Deferred gain on sale of facilities                    (435)         (477)
  Pension costs                                        (2,268)         (217)
  Unrealized investment gain                             (271)          (14)
                                                       ------        ------
                                                       (8,526)       (4,486)
                                                       ------        ------
Net deferred tax asset                                  6,392         7,877

Less current portion                                   (1,241)         (978)
                                                       ------        ------
                                                     $  5,151      $  6,899
                                                       ======        ======

The components of the provision for deferred income taxes were as follows:

                                           2001          2000          1999
                                           ----          ----          ----
Postretirement benefits other
  than pensions                         $    99       $   207       $   230
Deferred compensation                        51           444          (378)
Estimated finishing costs                  (170)          (31)           11
Accrued vacation pay                        131           (15)          (24)
Foreign subsidiary losses, net              -             170           205
Depreciation                               (144)          276           495
Goodwill amortization                        26            (4)          171
Deferred gain on sale of facilities         (42)          (32)            2
Pension costs                             1,473           233            13
Bad debt / other provisions                (559)            7          (261)
Other                                      (141)          216           163
                                          -----         -----         -----
                                       $    724       $ 1,471       $   627
                                          =====         =====         =====

                   (dollar amounts in thousands, except share data)
                                  ----------


11.  INCOME TAXES, continued:

The reconciliation of the federal statutory tax rate to the consolidated effective tax rate was as follows:
                                         2001          2000          1999
                                         ----          ----          ----
Federal statutory tax rate               35.0 %        35.0 %        35.0 %
Effect of state income taxes,
  net of federal deduction                2.6           2.8           3.8
Foreign taxes in excess of (less
 than) federal statutory rate              .4            .5          ( .6)
Goodwill amortization                      .4            .5            .5
Other                                      .2            .4            .7
                                         ----          ----          ----
Effective tax rate                       38.6 %        39.2 %        39.4 %
                                         ====          ====          ====

The Company's foreign subsidiaries had income before income taxes for the years ended September 30, 2001, 2000 and 1999 of approximately $8,400, $7,000 and $4,300, respectively.



12.  COMMITMENTS AND CONTINGENT LIABILITIES:

The Company operates various production and office facilities and equipment under operating lease agreements. Annual rentals under these and other operating leases were $4,300, $3,700 and $3,100 in 2001, 2000 and 1999, respectively.  Future minimum rental commitments are not material.

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

The Company has employment agreements with certain employees, the terms of which expire at various dates between 2002 and 2006. The agreements generally provide for base salary and bonus levels and include a non-compete clause.
The aggregate commitment for salaries under these agreements at September 30, 2001 was approximately $2,300.

                   (dollar amounts in thousands, except share data)
                                  ----------


13.  SUPPLEMENTAL CASH FLOW INFORMATION:

Changes in working capital items as presented in the Consolidated Statement of Cash Flows consisted of the following:
                                           2001          2000          1999
                                           ----          ----          ----
Current assets:
  Accounts receivable                  $ (4,854)     $  1,603      $ (1,977)
  Inventories                               728          (574)        1,126
  Other current assets                      709           109            28
                                         ------        ------        ------
                                         (3,417)        1,138          (823)
                                         ------        ------        ------
Current liabilities:
  Trade accounts payable                    806           145        (2,311)
  Accrued compensation                     (562)       (1,509)          991
  Accrued vacation pay                       85           (27)           84
  Profit distribution to employees         (203)          137          (144)
  Accrued income taxes                    4,503          (548)       (3,155)
  Customer prepayments                      257          (950)         (616)
  Other current liabilities                (701)       (1,303)       (2,949)
                                         ------        ------        ------
                                          4,185        (4,055)       (8,100)
                                         ------        ------        ------
Net change                             $    768      $ (2,917)     $ (8,923)
                                         ======        ======        ======

In July 2001, Matthews acquired a 75% interest in Rudolf Reproflex GmbH (see
Note 15). The purchase price of DM 24 million (U.S.$11,000), which was paid in October 2001, was recorded in other current liabilities at September 30, 2001 and reflected as a non-cash adjustment in the Consolidated Statement of Cash Flows.


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

The accounting policies of the segments are the same as those described in Summary of Significant Accounting Policies (Note 2). Intersegment sales are accounted for at negotiated prices. Operating profit is total revenue less operating expenses. Segment assets include those assets that are used in the Company's operations within each segment. Assets classified under Other principally consist of cash and cash equivalents, investments, deferred income taxes and corporate headquarters' assets. Long-lived assets include property, plant and equipment, net of accumulated depreciation, and goodwill, net of accumulated amortization.

                   (dollar amounts in thousands, except share data)
                                  ----------


14.  SEGMENT INFORMATION, continued:

Information about the Company's segments follows:

                        Graphics       Marking
                         Imaging      Products       Bronze        Other    Consolidated
                        --------      --------      --------      -------   ------------
Sales to external customers:
2001                    $ 89,568      $ 29,636      $164,078     $    -         $283,282
2000                      92,169        32,450       142,368          -          266,987
1999                      86,948        30,966       125,456          -          243,370

Intersegment sales:
2001                           5            46            26          -               77
2000                          14            50           199          -              263
1999                           5            55            46          -              106

Depreciation and amortization:
2001                       5,264           613         6,626          429         12,932
2000                       5,844           532         5,199          432         12,007
1999                       5,829           587         3,789          404         10,609

Operating profit:
2001                      14,443         3,108        35,806          -           53,357
2001 (excluding
  special items)          10,042         4,562        37,744          -           52,348
2000                       9,640         4,720        33,416          -           47,776
1999                       5,135         4,036        31,777          -           40,948

Total assets:
2001                      75,572        17,417       149,407       46,556        288,952
2000                      64,186        18,449        88,194       49,836        220,665
1999                      66,926        19,685        97,005       42,062        225,678

Capital expenditures:
2001                       2,752           307         3,825          380          7,264
2000                       4,227           640         2,610          197          7,674
1999                       7,243           497         5,390          152         13,282

Information about the Company's operations by geographic area follows:

                     United States      Canada     Australia        Europe    Consolidated
                     -------------      ------     ---------        ------    ------------
Sales to external customers:
2001                      $221,326      $9,140        $4,511       $48,305        $283,282
2000                       216,550       9,365         4,632        36,440         266,987
1999                       211,736       9,496         4,582        17,556         243,370

Long-lived assets:
2001                       109,830       2,186         2,135        39,443         153,594
2000                        69,426       2,401         2,404        22,948          97,179
1999                        72,540       2,557         3,133        25,604         103,834

                   (dollar amounts in thousands, except share data)
                                  ----------


15.  ACQUISITIONS:

On May 24, 2001, Matthews acquired the Commemorative Products business of The York Group, Inc. ("York") for $45,000. The transaction was completed through the purchase of certain assets (pursuant to an asset purchase agreement) and stock of subsidiaries under the Commemorative Products segment of York (pursuant to a stock purchase agreement). As part of the transaction, Matthews acquired York's manufacturing facilities in Kingwood, West Virginia and Bryan, Texas. The transaction was financed by Matthews through existing cash on hand and a $30,000 bank loan under the Company's Revolving Credit and Term Loan Agreement (see Note 6).

The following unaudited pro forma information presents a summary of the consolidated results of Matthews and the Commemorative Products business of York as if the acquisition had occurred on October 1, 1999:
                                                       2001            2000
                                                       ----            ----
Sales                                              $311,000        $311,000
Net income                                           32,000          29,000
Earnings per share, diluted                           $1.03           $ .93

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

Effective July 1, 2001, Matthews acquired for DM 24 million (U.S.$11,000) a 75% interest in Rudolf Reproflex GmbH ("Rudolf"), a German graphics and flexographic printing plate manufacturer. The purchase price, which was paid in October 2001, was recorded in other current liabilities at September 30, 2001. Rudolf is headquartered in Goslar, Germany and reported sales of approximately U.S.$13,000 for the year ended December 31, 2000.

On June 1, 1999, Matthews purchased the assets of Caggiati S.p.A., the leading supplier of bronze memorialization products in Europe. The purchase price was Lit. 34.6 billion (U.S.$19,000) cash plus the assumption of bank debt of Lit. 10.2 billion (U.S.$5,500) and certain other trade liabilities. Matthews paid Lit. 20.2 billion (U.S.$10,900) upon closing with Lit. 7.2 billion (U.S.$3,500) paid on June 1, 2000 and the remainder of Lit. 7.2 billion paid on June 1, 2001.

The following unaudited pro forma information presents a summary of the fiscal 1999 consolidated results of Matthews and Caggiati S.p.A. as if the acquisition had occurred on October 1, 1998: Sales, $255,000; Net income, $25,800; and earnings per share, diluted, $0.79. These unaudited pro forma results have been prepared for comparative purposes only and include certain adjustments, such as goodwill amortization and interest expense on acquisition debt. The pro forma information does not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred on the date indicated, or which may result in the future.

                   (dollar amounts in thousands, except share data)
                                  ----------


15.  ACQUISITIONS, continued:

Matthews has accounted for these acquisitions using the purchase method and, accordingly, recorded the acquired assets and liabilities at their estimated fair values at the acquisition dates. The excess of the purchase price over the fair value of the net assets has been recorded as goodwill and was being amortized on a straight-line basis over periods ranging from 20 to 25 years, except for Rudolf, which was acquired subsequent to the effective date of SFAS
No. 141.    In June 2001, the Financial Accounting Standards Board issued SFAS
No. 141, "Business Combinations," which requires the purchase method of accounting (instead of pooling-of-interests) for all business combinations initiated after June 30, 2001. Goodwill related to business combinations after June 30, 2001 will no longer be amortized and will be subject to periodic review for impairment. In addition, the Company will adopt SFAS No. 142, "Goodwill and Other Intangible Assets," in the first quarter of fiscal 2002 (see Note 2).



16.  DISPOSITION:

On January 19, 2001, Matthews sold its fifty percent interest in Tukaiz. Proceeds to Matthews from the sale were $18,582, which included the repayment of intercompany debt of approximately $8,400. All intercompany debt provided by Matthews to Tukaiz, including a $5,500 Subordinated Convertible Note, was repaid upon the closing of this transaction. The sale resulted in a pre-tax gain of $7,099, which has been reported in Special Items on the Consolidated Statement of Income.



17.  SPECIAL ITEMS:

On January 19, 2001, Matthews sold its fifty percent interest in Tukaiz  (see
Note 16). The sale resulted in a pre-tax gain of $7,099, which has been reported in Special Items on the Consolidated Statement of Income. In the second quarter of fiscal 2001, the Company recorded asset impairments, restructuring costs and other special charges totaling approximately $6,600. The majority of these charges have been classified as Special Items on the Consolidated Statement of Income, except for $1,168 classified as selling and administrative expenses and $500 classified as other income (deductions), net.

In connection with the restructuring of certain operations within the Graphics Imaging and Marking Products segments, asset impairments of $4,000 were recorded, primarily reflecting a reduction in the value of goodwill related to various investments. In accordance with the Company's accounting policies, management evaluated the net realizable value of such goodwill and, based on this analysis, goodwill was reduced to reflect estimated fair value on a discounted cash flow basis. Asset impairments also included other write-downs of certain assets to reflect estimated realizable values.

                   (dollar amounts in thousands, except share data)
                                  ----------


17.  SPECIAL ITEMS, continued:

In addition, special items included restructuring costs of $1,200 for certain operations within the Graphics Imaging and Marking Products segments. These restructuring costs were designed to improve operating efficiency and primarily included consulting fees and personnel reduction costs. Special items also included non-recurring expenses of approximately $1,400 consisting of costs incurred in connection with a potential acquisition which was not completed, a special contribution to the Company's educational and charitable trust of $500 (classified in other income (deductions), net), and other one-time charges. Substantially all of the restructuring costs and non-recurring expenses were incurred as of September 30, 2001.



18.  SUBSEQUENT EVENT:

On May 24, 2001, Matthews and York signed a merger agreement whereby Matthews would acquire 100% of the outstanding common shares of York for $10 cash per share. Matthews also agreed to pay up to an additional $1 cash per share based on the excess cash (as defined in the merger agreement) remaining on York's balance sheet as of October 31, 2001. On December 3, 2001, this transaction was completed at $11 per share. At December 3, 2001, there were 8,940,950 shares of York common stock outstanding. York is the second leading casket manufacturer in the United States and is expected to have annual sales of approximately $130,000. York will operate as a wholly-owned subsidiary and separate segment of Matthews.

                      SUPPLEMENTARY FINANCIAL INFORMATION

Selected Quarterly Financial Data (Unaudited):

The following table sets forth certain items included in the Company's unaudited consolidated financial statements for each quarter of fiscal 2001 and fiscal 2000.

                                         Quarter Ended
                      --------------------------------------------------    Year Ended
                      December 31  March 31 (1)   June 30   September 30   September 30
                      -----------  -----------  ----------- ------------   ------------
                             (dollar amounts in thousands, except share data)
FISCAL YEAR 2001:
Sales                    $ 66,556     $ 66,339     $ 71,461     $ 78,926       $283,282

Gross profit               28,160       28,218       31,390       31,668        119,436

Operating profit           11,474       13,599       14,631       13,653         53,357

Net income                  6,742        8,124        8,761        7,972         31,599

Earnings per share            .21          .26          .28          .26           1.01


FISCAL YEAR 2000:
Sales (2)                $ 64,697     $ 67,129     $ 69,025     $ 66,136       $266,987

Gross profit               28,024       30,641       31,098       28,326        118,089

Operating profit           10,386       12,508       13,331       11,551         47,776

Net income                  6,083        7,115        7,725        7,000         27,923

Earnings per share            .19          .22          .25          .22            .88

(1)  The second quarter of fiscal 2001 included after-tax income of $300 ($.01 per share) from special items which consisted of a pre-tax gain of $7,099 on the sale of a subsidiary and asset impairments, restructuring costs and other special pre-tax charges totaling $6,600 (see Note 17 to the Consolidated Financial Statements).
(2)  Sales for fiscal 2000 have been adjusted to reflect the reclassification, in accordance with Emerging Issues Task Force Issue No. 00-10, "Accounting for Shipping
and Handling Fees and Costs," of shipping costs billed to customers.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no changes in accountants or disagreements on accounting or financial disclosure between the Company and PricewaterhouseCoopers LLP, Certified Public Accountants, for the fiscal years ended September 30, 2001, 2000 and 1999.

                                    PART III

ITEM 10.  DIRECTORS, OFFICERS and EXECUTIVE MANAGEMENT OF THE REGISTRANT.

The following information is furnished with respect to directors, officers and executive management:

Name                           Age       Positions with Registrant
----                           ---       -------------------------

David M. Kelly                  59       Chairman of the Board, President and
                                         Chief Executive Officer

Edward J. Boyle                 55       Chief Financial Officer, Secretary
                                         and Treasurer

David J. DeCarlo                56       President, Bronze Division
                                         and Director

Brian J. Dunn                   44       President, Marking Products,
                                         North America

Robert J. Kavanaugh             64       Director

Lawrence W. Keeley, Jr.         40       President, Graphic Systems Division

Thomas N. Kennedy               66       Director

Steven F. Nicola                41       Vice President, Accounting & Finance

John P. O'Leary, Jr.            54       Director

Robert J. Schwartz              54       Group President, Graphic Systems &
                                         Marking Products Divisions

William J. Stallkamp            62       Director

John D. Turner                  55       Director



David M. Kelly has been Chairman of the Board since March 1996. He was appointed President and Chief Operating Officer of the Company in April 1995 and President and Chief Executive Officer in October 1995. He was appointed as a Director of the Company in May 1995.

Edward J. Boyle was appointed Chief Financial Officer, Secretary and Treasurer in December 2001. He had been Vice President, Accounting & Finance, Treasurer and Secretary since September 1996.

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

Lawrence W. Keeley, Jr. joined the Company in September 1999 as President, Graphic Systems Division. Prior thereto, he was a Vice President for Container Graphics Corporation.

Thomas N. Kennedy, a Director of the Company since 1987, retired as an officer of the Company in December 1995. He was Senior Vice President, Chief Financial Officer and Treasurer.

Steven F. Nicola was appointed Vice President, Accounting and Finance in December 2001. He had been Controller of the Company since December 1995.

John P. O'Leary, Jr., a Director of the Company since 1992, has been President and Chief Executive Officer of Tuscarora, Incorporated, a manufacturer of custom design protective packaging, since 1990. Tuscarora, Incorporated is a wholly-owned subsidiary of SCA Packaging International B.V.

Robert J. Schwartz was appointed Group President, Graphic Systems & Marking Products Divisions in November 2000. He had been President, Marking Products Division since September 1997. Mr. Schwartz joined the Company in January 1997 as Director of Sales and Marketing for the Marking Products Division. Prior thereto, he was Vice President - Sales for Northeast Distributors, Inc.

William J. Stallkamp, a Director of the Company since 1981, was a Vice Chairman of Mellon Financial Corporation in Pittsburgh, PA and Chairman and Chief Executive Officer of Mellon PSFS in Philadelphia, PA until his retirement on January 1, 2000. He is currently a fund advisor and Chairman of the Operations Group at Safeguard Scientifics, Inc.

John D. Turner was elected to the Board of Directors in April 1999. Mr. Turner had been Executive Vice President and Chief Operating Officer of The LTV Corporation, an integrated steel producer, and President of LTV Copperweld, a manufacturer of tubular and bimetallic wire products. Since December 2001, Mr. Turner has been Chairman and Chief Executive Officer of Copperweld Corporation.

ITEM 10. DIRECTORS, OFFICERS and EXECUTIVE MANAGEMENT OF THE REGISTRANT, continued.

Board Committees:

The Executive Committee is appointed by the Board of Directors to have and exercise during periods between Board meetings all of the powers of the Board of Directors, except that the Executive Committee may not elect directors, change the membership of or fill vacancies in the Executive Committee, change the By-laws of the Company or exercise any authority specifically reserved by the Board of Directors. Among the functions customarily performed by the Executive Committee during periods between Board meetings are the approval, within limitations previously established by the Board of Directors, of the principal terms involved in sales of securities of the Company, and such reviews as may be necessary of significant developments in major events and litigation involving the Company. In addition, the Executive Committee is called upon periodically to provide advice and counsel in the formulation of corporate policy changes and, where it deems advisable, make recommendations to the Board of Directors. The Committee members are David M. Kelly (Chairman), David J. DeCarlo and Thomas N. Kennedy.

The principal function of the Audit Committee is to endeavor to assure the integrity and adequacy of financial statements issued by the Company. It is intended that the Audit Committee will review internal auditing systems and procedures as well as the activities of the public accounting firm performing the external audit. The Committee members are John P. O'Leary, Jr. (Chairman), William J. Stallkamp and Robert J. Kavanaugh.

The principal function of the Compensation Committee, the members of which are William J. Stallkamp (Chairman), Robert J. Kavanaugh and John D. Turner, is to review periodically the suitability of the remuneration arrangements (including benefits), other than stock remuneration, for the principal executives of the Company. A subcommittee of the Compensation Committee, the Stock Compensation Committee, the members of which are Messrs. Stallkamp (Chairman), Kavanaugh and Turner, consider and grant stock remuneration and administer the Company's 1992 Stock Incentive Plan.

ITEM 11.  EXECUTIVE COMPENSATION.

The following table sets forth the individual compensation information for the fiscal years ended September 30, 2001, 2000 and 1999 for the Company's Chief Executive Officer and the four most highly compensated executives.

                                SUMMARY COMPENSATION TABLE

                                          Annual                Long-Term
                                       Compensation           Compensation
                                     -----------------   -----------------------
                                                           Awards       Payouts
                                                           ------       -------       All
                                                         Securities                  Other
Name of Individual                                       Underlying       LTIP      Compen-
and Principal Position      Year      Salary     Bonus     Options      Payouts      sation
----------------------      ----     -------    -------  ----------    ---------    -------
                                                  (1)     (Shares)        (2)         (3)
David M. Kelly              2001    $376,506   $385,365    112,000     $262,878     $ 1,195
Chairman of the Board and   2000     367,117    360,585      None       736,928         117
Chief Executive Officer     1999     329,618    339,298    550,000      734,737       None

David J. DeCarlo            2001     238,380    174,685     28,000      372,415       1,564
Director and President,     2000     236,095    163,498      None       761,709       1,492
Bronze Division             1999     217,411    171,334    298,000      711,607       1,419

Edward J. Boyle             2001     174,300    109,876     26,000      114,639         990
Vice President,             2000     160,232     94,876      None       190,292       2,142
Accounting & Finance        1999     143,041     89,962    156,000      187,183       3,294

Robert J. Schwartz          2001     165,450      2,771     24,000       90,770       4,432
Group President, Graphic    2000     139,913     85,646     10,000      118,929       3,189
Systems & Marking           1999     126,577     80,952     20,000       55,464         747
Products Divisions

Lawrence W. Keeley, Jr.     2001     161,900      5,402     20,000        None        2,760
President, Graphic          2000     156,169     55,402     40,000        None       35,795
Systems Division

(1)  Includes the current portion of management incentive plan and supplemental management incentive payments and for Mr. Kelly in 1999, an amount equal to his life insurance premium cost.  Until 2000, at his request, the Company did not provide life insurance for Mr. Kelly, but in lieu thereof paid to him annually the amount which the Company would have paid in premiums to provide coverage, considering his position and age.  Such amounts were not included in calculating other Company benefits for Mr. Kelly.  The amount paid to Mr. Kelly in lieu of life insurance for 1999 was $4,100.  The Company has adopted a management incentive plan for officers and key management personnel.  Participants in such plan are not eligible for the Company's profit distribution plan.  The incentive plan is based on improvement in divisional and Company economic value added and the attainment of established personal goals.  A portion of amounts earned are deferred by the Company and are payable with interest at a market rate over a two-year period contingent upon economic value added performance and continued employment during such period.  See Long-Term Incentive Plans -
     Awards in Last Fiscal Year table.  In addition, payments include a supplement in amounts which are sufficient to pay annual interest expense on the outstanding notes of management under the Company's Designated Employee Stock Purchase Plan and to pay medical costs which are not otherwise covered by a Company plan.


ITEM 11.  EXECUTIVE COMPENSATION, continued.

(2)  Represents payments of deferred amounts under the management incentive plan.

(3)  Includes premiums for term life insurance and educational assistance for dependent children.  Each officer of the Company is provided term life insurance coverage in an amount approximately equivalent to three times his respective salary.  Educational assistance for dependent children is provided to any officer or employee of the Company whose child meets the scholastic eligibility criteria and is attending an eligible college or university.  Amounts reported in this column include only life insurance benefit costs except for Messrs. Boyle, Schwartz and Keeley.  Educational assistance amounts for
     Mr. Boyle in fiscal 2000 and 1999, respectively, were $1,200 and $2,400.  In 2001 and 2000,
     Mr. Schwartz received $3,600 and $2,400, respectively, under the educational assistance program.  The amounts reported in this column in 2001 and 2000 for Mr. Keeley include $2,449 and $35,592, respectively, for the reimbursement of relocation expenses.

The Summary Compensation Table does not include expenses of the Company for incidental benefits of a limited nature to executives, including the use of Company vehicles, club memberships, dues, or tax planning services. The Company believes such incidental benefits are in the conduct of the Company's business; but, to the extent such benefits and use would be considered personal benefits, the value thereof is not reasonably ascertainable and does not exceed, with respect to any individual named in the Summary Compensation Table, the lesser of $50,000 or 10% of the annual compensation reported in such table.


             Long-Term Incentive Plans - Awards in Last Fiscal Year

                                           Performance          Estimated Future
                                            or Other             Payouts Under
                         Number              Period             Non-Stock Price-
                        of Shares             Until               Based Plans
                        or Other            Maturation          ----------------
Name                     Rights             or Payout               Maximum
-------------          ----------          -----------          ----------------
D.M. Kelly                 -                 2 Years               $ 491,579
D.J. DeCarlo               -                 2 Years                  84,813
E.J. Boyle                 -                 2 Years                 138,999
R.J. Schwartz              -                    -                      None
L.W. Keeley, Jr.           -                    -                      None

The Company has a management incentive plan based on improvement in divisional and
Company economic value added and the attainment of established personal goals.  A portion of amounts earned are deferred by the Company and are payable with interest at a market rate over a two-year period contingent upon economic value added performance and continued employment during such period.  Payment of these amounts may be subject to further deferral by the Company under the deferred compensation provisions of the management incentive plan.

                     Option/SAR Grants in Last Fiscal Year

                                                                      Potential Realized
                                                                       Value at Assumed
                                                                       Annual Rates of
                                                                         Stock Price
                                                                       Appreciation for
                       Individual Grants (1)                             Option Term
-----------------------------------------------------------------   ----------------------
                                Percent
                               of Total
                  Number of     Options
                 Securities   Granted to   Exercise
                 Underlying    Employees    or Base
                   Options     in Fiscal     Price     Expiration
Name               Granted       Year      per Share      Date         5%            10%
--------------   ----------   ----------   ---------   ----------   --------      --------
D.M. Kelly         112,000       27.9%      $14.031     11/15/10    $988,308    $2,504,566
D.J. DeCarlo        28,000        7.0        14.031     11/15/10     247,077       626,142
E.J. Boyle          26,000        6.5        14.031     11/15/10     229,429       581,417
R.J. Schwartz       24,000        6.0        14.031     11/15/10     211,780       536,693
L.W. Keeley, Jr.    20,000        5.0        14.031     11/15/10     176,484       447,244

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

                Aggregated Option Exercises in Last Fiscal Year
                       and Fiscal Year End Option Values

                                            Number of              Value of Unexercised
                 Shares                Securities Underlying       In-the-Money Options
                Acquired                Unexercised Options         at Fiscal Year End
                   On      Value    --------------------------  --------------------------
Name            Exercise  Realized  Exercisable  Unexercisable  Exercisable  Unexercisable
--------------- --------  --------  -----------  -------------  -----------  -------------
D.M. Kelly        None      None      362,000       842,000     $5,373,381    $7,827,714
D.J. DeCarlo      None      None      333,333       492,667      4,997,912     5,125,362
E.J. Boyle        None      None       78,667       257,333      1,091,388     2,419,666
R.J. Schwartz     None      None       85,334       128,666      1,161,390     1,390,271
L.W. Keeley, Jr.  None      None        None         60,000          None        527,125

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

In addition to benefits provided by the Company's retirement plan, the Company has a Supplemental Retirement Plan, which provides for supplemental pension benefits to executive officers of the Company designated by the Board of Directors. Upon normal retirement under this plan, such individuals who meet stipulated age and service requirements are entitled to receive monthly supplemental retirement payments which, when added to their pension under the Company's retirement plan and their maximum anticipated Social Security primary insurance amount, equal, in total, 1.85% of final average monthly earnings (including incentive compensation) times the individual's years of continuous service (subject to a maximum of 35 years). Upon early retirement under this plan, reduced benefits will be provided, depending upon age and years of service. Benefits under this plan do not vest until age 55 and the attainment of 15 years of continuous service. However, in order to recruit Mr. Kelly, the Company waived such minimum service requirement with respect to Mr. Kelly. No benefits will be payable under such supplemental plan following the voluntary employment termination or death of any such individual. The Supplemental Retirement Plan is unfunded; however, a provision has been made on the Company's books for the actuarially computed obligation.

The following table shows the total estimated annual retirement benefits payable at normal retirement under the above plans for the individuals named in the Summary Compensation Table at the specified executive remuneration and years of continuous service:


                                      Years of Continuous Service
     Covered             ----------------------------------------------------
   Remuneration             15         20         25         30         35
------------------       --------   --------   --------   --------   --------
     $125,000            $ 34,688   $ 46,250   $ 57,813   $ 69,375   $ 80,938
      150,000              41,625     55,500     69,375     83,250     97,125
      175,000              48,563     64,750     80,938     97,125    113,313
      200,000              55,500     74,000     92,500    111,000    129,500
      250,000              69,375     92,500    115,625    138,750    161,875
      300,000              83,250    111,000    138,750    166,500    194,250
      400,000             111,000    148,000    185,000    222,000    259,000
      500,000             138,750    185,000    231,250    277,500    323,750
      600,000             166,500    222,000    277,500    333,000    388,500
      700,000             194,250    259,000    323,750    388,500    453,250
      800,000             222,000    296,000    370,000    444,000    518,000
      900,000             249,750    333,000    416,250    499,500    582,750

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

Estimated years of continuous service for each of the individuals named in the Summary Compensation Table, as of October 1, 2001 and rounded to the next higher year, are: Mr. Kelly, 7 years; Mr. DeCarlo, 17 years; Mr. Boyle,
15 years; Mr. Schwartz, 5 years and Mr. Keeley, 2 years.



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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

(a)(b)  Security Ownership of Certain Beneficial Owners and Management:

The Company's Articles of Incorporation divide its voting stock into three classes: Preferred Stock and Class A and Class B Common Stock. At the present time, none of the Preferred Stock is issued or outstanding. In addition, in September 2001, all outstanding shares of Class B Common Stock were automatically converted to an equivalent number of Class A shares (see
Item 5, "Market For Registrant's Common Equity And Related Stockholder Matters"). The following information is furnished with respect to persons who the Company believes, based on its records, beneficially own more than five percent of the outstanding shares of Class A Common Stock of the Company, and with respect to directors, officers and executive management. Those individuals with more than five percent of such shares could be deemed to be "control persons" of the Company.

This information is as of November 30, 2001.
                                                     Number of
                                                  Class A Shares
    Name of                                        Beneficially       Percent
Beneficial Owner (1)                                 Owned (2)        of Class
----------------                                  --------------      --------
Directors, Officers and Executive Management:
--------------------------------------------
D.M. Kelly                                            536,741 (3)        1.8%
E.J. Boyle                                            161,667 (3)        0.5
D.J. DeCarlo                                          928,375 (3)        3.0
R.J. Kavanaugh                                          2,000             *
L.W. Keeley, Jr.                                        4,208 (3)         *
T.N. Kennedy                                           60,000            0.2
J.P. O'Leary, Jr.                                      24,580            0.1
R.J. Schwartz                                         116,284 (3)        0.4
W.J. Stallkamp                                         14,400             *
J.D. Turner                                             4,000             *
All directors, officers and executive
 management as a group (12 persons)                 1,937,858 (3)        6.2

Others:
------
T. Rowe Price Associates, Inc.
 100 East Pratt Street
 Baltimore, MD 21202                                3,478,920           11.5
Ariel Capital Management, Inc.
 200 East Randolph Drive, Suite 2900
 Chicago, IL 60601                                  3,023,206           10.0
Neuberger Berman, LLC
 605 Third Avenue
 New York, NY 10158                                 2,090,030            6.9


 *   Less than 0.1%

(1)	Unless otherwise noted, the mailing address of each beneficial owner is the same as that of the Registrant.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

(2) The nature of the beneficial ownership for all shares is sole voting and investment power, except as follows:
       Mr. Stallkamp has sole voting power except for 400 Class A shares held by Mr. Stallkamp as custodian under UTMA for son. Mr. Schwartz has sole voting power except for 80 Class A shares held by Mr. Schwartz as custodian for daughter.
       Shares held by T. Rowe Price Associates, Inc. ("Price Associates") are owned by various individual and institutional investors, including
         T. Rowe Price Small-Cap Stock Fund, Inc. (which owns 1,820,000 shares), for which Price Associates serves as investment advisor with power to direct investments and/or power to vote the shares. For purposes of the reporting requirements of the Securities Exchange
         Act of 1934, Price Associates is deemed to be a beneficial owner of such shares; however, Price Associates expressly disclaims that it is, in fact, the beneficial owner of such shares. Price Associates has sole dispositive power for 3,478,920 shares and sole voting power for 1,322,920 shares.
       Ariel Capital Management, Inc. has no beneficial interest in any of the 3,023,206 shares owned. Ariel Capital Management, Inc. holds the shares solely for its clients of whom none of them individually owns 5% or more of Matthews International Corporation common stock. Ariel Capital Management, Inc., in its capacity as investment advisor, has sole voting power for 2,854,356 shares and sole investment discretion for 3,023,206 shares.
       Neuberger Berman, LLC ("NB"), as a registered investment advisor, may have discretionary authority to dispose of or to vote shares that are under its management. As a result, NB may be deemed to have beneficial ownership of such shares. NB does not, however, have any economic interest in the shares. The clients are the actual owners of the shares and have the sole right to receive and the power to direct the receipt of dividends from or proceeds from the sale of such shares. As of November 9, 2001, of the shares set forth in the table, NB had shared dispositive power with respect to 2,090,030 shares, sole voting power with respect to 803,430 shares and shared voting power on 1,286,600 shares. With regard to the shared voting power, Neuberger Berman Management, Inc. and Neuberger Berman Funds are deemed to be beneficial owners for purpose of Rule 13(d) since they have shared power to make decisions whether to retain or dispose of the shares. NB is the sub-advisor to the above referenced Funds. It should be further noted that the above mentioned shares are also included with the shared power to dispose calculation.
(3) Includes options exercisable within 60 days of November 30, 2001 as follows: Mr. Kelly, 378,667 shares; Mr. Boyle, 88,667 shares;
     Mr. DeCarlo, 348,666 shares; Mr. Schwartz, 92,000 shares; Mr. Keeley, no shares; and all directors and officers as a group, 942,666 shares.


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



ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) 1.  Financial Statements:

The following items are included in Part II, Item 8:

                                                                        Pages
                                                                        -----
Report of Independent Accountants                                         31

Consolidated Balance Sheet                                              32-33

Consolidated Statement of Income                                          34

Consolidated Statement of Shareholders' Equity                            35

Consolidated Statement of Cash Flows                                      36

Notes to Consolidated Financial Statements                              37-57

Supplementary Financial Information                                       58


2.  Financial Statement Schedules:

Financial statement schedules have been omitted for the reason that the information is not required or is otherwise given in the consolidated financial statements and notes thereto.


3.  Exhibits Filed:

The index to exhibits is on pages 72-73.



(b)  Reports on Form 8-K:

     None

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 20, 2001.


                                         MATTHEWS INTERNATIONAL CORPORATION
                                         ----------------------------------
                                                    (Registrant)


                                     By            David M. Kelly
                                        -------------------------------------
                                        David M. Kelly, Chairman of the Board,
                                        President and Chief Executive Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on December 20, 2001:



David M. Kelly                           Edward J. Boyle
------------------------------------     ------------------------------------
David M. Kelly                           Edward J. Boyle
Chairman of the Board, President         Chief Financial Officer, Secretary
and Chief Executive Officer              and Treasurer (Principal Financial
(Principal Executive Officer)            and Accounting Officer)



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

 10.1     Revolving Credit Facility                Filed Herewith

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

 10.4 a   Form of Stock Option Agreement *         Exhibit Number 10.1 to Form
                                                   10-Q for the quarter ended
                                                   December 31, 1994

 10.5 a   1994 Director Fee Plan (as               Exhibit Number 10.7 to Form
          amended through April 22, 1999) *        10-K for the year ended
                                                   September 30, 1999

 10.6 a   1994 Employee Stock Purchase Plan *      Exhibit Number 10.2 to Form
                                                   10-Q for the quarter ended
                                                   March 31, 1995

                                  ----------

Exhibit                                            Prior Filing or Sequential
  No.     Description                              Page Numbers Herein
-------   -----------                              --------------------------

 10.7     Asset Purchase and Membership            Exhibit Number 10.1 to Form
          Interest Agreement, O.N.E. Color         10-Q for the quarter ended
          Communications, L.L.C. *                 June 30, 1998

 10.8     O.N.E. Color Communications, L.L.C.,     Exhibit Number 10.2 to Form
          Operating Agreement *                    10-Q for the quarter ended
                                                   June 30, 1998

 10.9     Caggiati S.p.A. Asset Purchase           Exhibit Number 10.1 to
          Agreement *                              Form 10-Q for the quarter
                                                   ended June 30, 1999

 10.10    Loan Agreement, Caggiati S.p.A. *        Exhibit Number 10.20 to
                                                   Form 10-K for the year
                                                   ended September 30, 1999

 10.11    Purchase Agreement among priNexus,       Exhibit Number 10.17 to
          Inc., Matt-One Holding Corporation,      Form 10-K for the year
          Tukaiz Litho, Inc. and Tukaiz            ended September 30, 2000
          Communications, LLC *

 10.12    Stock Purchase Agreement among           Exhibit Number 10.1 to
          Matthews International Corporation,      Form 8-K dated May 24, 2001
          Empire Stock Corp., and The York
          Group, Inc., dated as of May 24, 2001 *

 10.13    Asset Purchase Agreement among           Exhibit Number 10.2 to
          Matthews International Corporation,      Form 8-K dated May 24, 2001
          Empire Stock Corp., The York Group,
          Inc., York Bronze Company and OMC
          Industries, Inc., dated as of
          May 24, 2001 *

 10.14    Agreement and Plan of Merger By and      Exhibit Number 10.3 to
          Among Matthews International             Form 8-K dated May 24, 2001
          Corporation, Empire Merger Corp.,
          and The York Group, Inc., dated as
          of May 24, 2001 *

 21       Subsidiaries of the Registrant           Filed Herewith

 23       Consent of Independent Accountants       Filed Herewith


Copies of any Exhibits will be furnished to shareholders upon written request. Requests should be directed to Mr. Edward J. Boyle, Chief Financial Officer, Secretary and Treasurer of the Registrant.