Form 10-Q
period 2001-12-31
MATTHEWS INTERNATIONAL CORP
filed 2002-02-12
CIK 63296

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  Form 10-Q


[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934


For The Quarterly Period Ended December 31, 2001

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

     Class of Common Stock                  Outstanding at January 31, 2002

   Class A - $1.00 par value                      30,299,967 shares

                            PART I - FINANCIAL INFORMATION
                 MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEET (UNAUDITED)
                             (dollar amounts in thousands, except share data)

                                                      December 31, 2001         September 30, 2001
                                                  ------------------------   ------------------------
ASSETS
Current assets:
Cash and cash equivalents                                     $     44,686               $     28,691
Short-term investments                                               4,517                        240
Accounts receivable, net                                            64,746                     52,086
Inventories:  Materials and finished goods       $     24,629               $     16,816
              Labor and overhead in process             1,471                      1,520
              Supplies                                    654                        437
                                                   ----------                 ----------
                                                                    26,754                     18,773
Other current assets                                                 2,985                      2,538
                                                                ----------                 ----------
   Total current assets                                            143,688                    102,328
Investments                                                          4,548                     18,048
Property, plant and equipment:  Cost                  125,272                     95,418
 Less accumulated depreciation                        (50,304)                   (46,409)
                                                   ----------                 ----------
                                                                    74,968                     49,009
Deferred income taxes and other assets                              26,074                     14,982
Goodwill, net of accumulated amortization                          145,264                    104,585
                                                               -----------                -----------
Total assets                                                  $    394,542               $    288,952
                                                               ===========                ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Long-term debt, current maturities                                   4,164                      5,023
Accounts payable                                                    18,604                     12,971
Accrued compensation                                                14,319                     16,283
Accrued income taxes                                                 9,660                      4,962
Customer prepayments                                                 5,491                      6,130
Other current liabilities                                           23,941                     21,170
                                                                ----------                 ----------
  Total current liabilities                                         76,179                     66,539
Long-term debt                                                     125,935                     40,726
Estimated finishing costs                                            7,470                      7,401
Postretirement benefits                                             18,574                     18,639
Other liabilities                                                   16,700                     11,931

Shareholders' equity:
 Common stock                                          36,334                     36,334
 Retained earnings                                    191,826                    184,845
 Accumulated other comprehensive income (loss)        (10,027)                    (8,983)
 Treasury stock, at cost                              (68,449)                   (68,480)
                                                  -----------                -----------
                                                                   149,684                    143,716
                                                               -----------                -----------
Total liabilities and shareholders' equity                    $    394,542               $    288,952
                                                               ===========                ===========

                 MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
                   (dollar amounts in thousands, except share data)


                                                      Three Months Ended
                                                         December 31,
                                                   --------------------------
                                                       2001           2000
                                                       ----           ----

Sales                                             $     85,319   $     66,556

Cost of sales                                           53,695         38,396
                                                   -----------    -----------

Gross profit                                            31,624         28,160

Selling and
 administrative expenses                                18,297         16,686
                                                   -----------    -----------

Operating profit                                        13,327         11,474


Investment income                                          813            639

Interest expense                                          (804)          (362)

Other income (deductions), net                              56            (92)

Minority interest                                         (655)          (589)
                                                   -----------    -----------

Income before income taxes                              12,737         11,070

Income taxes                                             4,916          4,328
                                                   -----------    -----------

Net income                                        $      7,821   $      6,742
                                                   ===========    ===========



Basic earnings per share                                $  .26         $  .22
                                                         =====          =====

Diluted earnings per share                              $  .25         $  .21
                                                         =====          =====

Dividends per share                                     $.0263         $ .025
                                                         =====          =====

                 MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED) (dollar amounts in thousands, except share data)

                                                               Three Months Ended
                                                                  December 31,
                                                           --------------------------
                                                              2001            2000
                                                              ----            ----
Cash flows from operating activities:
 Net income                                              $      7,821    $      6,742
 Adjustments to reconcile net income to net cash
   provided by operating activities:
  Depreciation and amortization                                 2,953           2,947
  Change in deferred taxes                                       (207)            (23)
  Changes in working capital items                                750          (2,788)
  Increase in other assets                                       (691)           (863)
  Increase in estimated finishing costs                            69              85
  Decrease in other liabilities                                  (357)            (10)
  Decrease in postretirement benefits                             (64)            (98)
  Net (gain) loss on sale of assets                                (6)             10
  Net (gain) loss on investments                                 (585)             15
                                                           ----------      ----------
    Net cash provided by operating activities                   9,683           6,017
                                                           ----------      ----------
Cash flows from investing activities:
 Capital expenditures                                         ( 1,686)         (1,547)
 Proceeds from sale of assets held for sale                       445           -
 Proceeds from sale of assets                                      10           -
 Acquisitions, net of cash acquired                           (84,864)         (3,729)
 Purchases of investment securities                            (4,517)        (10,715)
 Proceeds from disposition of investment securities            13,713           2,514
 Collections on loans to officers and employees                 -                   4
                                                           ----------      ----------
    Net cash used in investing activities                     (76,899)        (13,473)
                                                           ----------      ----------
Cash flows from financing activities:
 Proceeds from long-term debt                                 124,500              37
 Payments on long-term debt                                   (40,248)           (514)
 Proceeds from the sale of treasury stock                         110              38
 Purchases of treasury stock                                     (124)         (2,457)
 Dividends                                                       (795)           (768)
                                                           ----------      ----------
    Net cash provided by (used in) financing activities        83,443          (3,664)
                                                           ----------      ----------
Effect of exchange rate changes on cash                          (232)            268
                                                           ----------      ----------

Net increase (decrease) in cash and cash equivalents     $     15,995    $    (10,852)
                                                           ==========      ==========

             MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (dollar amounts in thousands, except share data)


Note 1.  Nature of Operations

Matthews International Corporation ("Matthews"), founded in 1850 and incorporated in Pennsylvania in 1902, is a designer, manufacturer and marketer principally of memorialization products and caskets for the cemetery and funeral home industries, and custom-made products which are used to identify people, places, products and events. The Company's products and operations are comprised of four business segments: Bronze, Graphics Imaging, Marking Products and York Casket. The Bronze segment is a leading manufacturer of cast bronze memorials and other memorialization products, crematories and cremation-related products and is a leading builder of mausoleums in the United States. The Graphics Imaging segment manufactures and provides printing plates, pre-press services and imaging systems for the corrugated and primary packaging industries. The Marking Products segment designs, manufactures and distributes a wide range of marking equipment and consumables used by customers to identify various consumer and industrial products, components and packaging containers. On December 3, 2001, the Company acquired The York Group, Inc. ("York"), a manufacturer of caskets and casket components in the United States (see Note 8). York will operate as a wholly-owned subsidiary and separate segment of Matthews.

The Company has manufacturing and marketing facilities in the United States, Australia, Canada and Europe.


Note 2.  Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information for commercial and industrial companies and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three-months ended December 31, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2001.

The consolidated financial statements include all majority-owned foreign and domestic subsidiaries. The consolidated financial statements also include the accounts of the Company's 50%-owned affiliates, Tukaiz Communications, L.L.C. ("Tukaiz"), O.N.E. Color Communications, L.L.C. and S+T GmbH & Co. KG. All intercompany accounts and transactions have been eliminated. On January 19, 2001, the Company sold its 50% interest in Tukaiz.

In August 2001, the Board of Directors declared a two-for-one stock split on the Company's Common Stock in the form of a 100% stock distribution. Shareholders' equity has been adjusted for the stock split by reclassifying from retained earnings to common stock the par value of the additional shares arising from the split. All per share amounts and numbers of shares have been adjusted in this report to reflect the stock split.

                MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                  (dollar amounts in thousands, except share data)

Note 2. Basis of Presentation, continued

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

Certain reclassifications have been made in the December 31, 2000 financial statements to conform to the current period presentation.


Note 3.  Long Term Debt

On December 3, 2001, the Company entered into a Revolving Credit Facility for $125,000 with a syndicate of four financial institutions. Borrowings under the facility, which matures on November 30, 2004, bear interest at LIBOR plus a factor ranging from .75% to 1.5% based on the Company's leverage ratio. The leverage ratio is defined as net indebtedness divided by EBITDA (earnings before interest, taxes, depreciation and amortization). The Company is required to pay an annual commitment fee ranging from .20% to .375% (based on the Company's leverage ratio) of the unused portion of the facility. The Revolving Credit Facility requires the Company to maintain minimum levels of consolidated net worth and fixed charge and interest coverage ratios. A portion of the facility (not to exceed $10,000) is available for the issuance of trade and standby letters of credit. In addition, the facility provides for an additional credit line for borrowings up to $10,000 at current market rates. The Revolving Credit Facility replaced the existing Revolving Credit and Term Loan Agreement. The Company borrowed $124,500 under the Revolving Credit Facility on December 3, 2001 in connection with the acquisition of York (see Note 8) and for the repayment of all amounts outstanding ($30,000) under the Revolving Credit and Term Loan Agreement. Outstanding borrowings on the Revolving Credit Facility at December 31, 2001 were $114,500. The weighted-average interest rate on outstanding borrowings at December 31, 2001 was 3.16%.

The carrying amounts of the Company's borrowings under its financing arrangements approximated their fair value.

Note 4.  Income Taxes

Income tax provisions for the Company's interim periods are based on the effective income tax rate expected to be applicable for the full year. The difference between the estimated effective tax rate of 38.6% and the Federal statutory rate of 35% primarily reflects the impact of state and foreign income taxes.

                 MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                  (dollar amounts in thousands, except share data)


Note 5.  Earnings Per Share
                                                     Three Months Ended
                                                        December 31,
                                                 --------------------------
                                                     2001           2000
                                                     ----           ----

Net income                                       $     7,821    $     6,742
                                                  ==========     ==========

Weighted-average common
 shares outstanding                               30,278,084     30,892,154

Dilutive securities,
 primarily stock options                           1,242,461        547,660
                                                  ----------     ----------
Diluted weighted-average
 common shares outstanding                        31,520,545     31,439,814
                                                  ==========     ==========


Basic earnings per share                               $ .26          $ .22
                                                        ====           ====

Diluted earnings per share                             $ .25          $ .21
                                                        ====           ====




Note 6.  Segment Information

The Company is organized into four business segments based on products and services. The segments, which are Bronze, Graphics Imaging, Marking Products and York Casket, are described under Nature of Operations (Note 1).
Management evaluates segment performance based on operating profit (before income taxes) and does not allocate non-operating items such as investment income, interest expense, other income (deductions),net and minority interest.

             MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
              (dollar amounts in thousands, except share data)


Note 6.  Segment Information, continued

Information about the Company's segments follows:
                                                     Three Months Ended
                                                        December 31,
                                                 --------------------------
                                                     2001           2000
                                                     ----           ----
Sales to external customers:
  Graphics Imaging                              $     22,667   $     23,538
  Marking Products                                     6,779          7,996
  Bronze                                              44,371         35,022
  York Casket                                         11,502           -
                                                 -----------    -----------
                                                $     85,319   $     66,556
                                                 ===========    ===========
Operating profit:
  Graphics Imaging                              $      2,327   $      2,591
  Marking Products                                       864          1,740
  Bronze                                               8,937          7,143
  York Casket                                          1,199            -
                                                 -----------    -----------
                                                $     13,327   $     11,474
                                                 ===========    ===========


Note 7.  Comprehensive Income

Comprehensive income consists of net income adjusted for changes, net of tax, in cumulative foreign currency translation, unrealized investment gains and losses and minimum pension liability. For the three-month periods ended December 31, 2001 and 2000, comprehensive income was $6,777 and $7,457, respectively.


Note 8.  Acquisition

On May 24, 2001, Matthews and York signed a merger agreement whereby Matthews would acquire 100% of the outstanding common shares of York for $10 cash per share. Matthews also agreed to pay up to an additional $1 cash per share based on the excess cash (as defined in the merger agreement) remaining on York's balance sheet as of October 31, 2001. At December 3, 2001, there were 8,940,950 shares of York common stock outstanding. On December 3, 2001, the transaction was completed at $11 per share generating approximately $40,000 in
goodwill.    The acquisition of York, which is the second leading casket manufacturer in the United States, is expected to expand Matthews' position in the death care industry. York is expected to have annual sales of approximately $130.0 million and will operate as a wholly-owned subsidiary and separate segment of Matthews.

             MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
              (dollar amounts in thousands, except share data)

Note 8.  Acquisition, continued

The following unaudited pro-forma information presents a summary of the consolidated results of Matthews and York (including the Commemorative Products business of York acquired by Matthews on May 24, 2001) as if the acquisition had occurred on October 1, 2000:


                                                     Three Months Ended
                                                        December 31,
                                                 --------------------------
                                                     2001           2000
                                                     ----           ----
  Sales                                         $    106,986    $   108,672
  Net Income                                           7,823          6,714
  Earnings Per Share                                    0.25           0.21


These unaudited pro-forma results have been prepared for comparative purposes only and include certain adjustments, such as interest expense on acquisition debt. The pro-forma results include non-recurring property, plant and equipment write-offs and plant closure and restructuring charges for York of $1,270 and $1,924 for the three months ended December 31, 2001 and 2000, respectively. The pro-forma information does not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred on the date indicated, or which may result in the future.


Note 9.  Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses the financial statement accounting for goodwill and other intangible assets upon acquisition and the accounting subsequent to their initial recognition in the financial statements. The Company adopted SFAS No. 142 in the first quarter of fiscal 2002. Management is currently performing an assessment of its existing goodwill for impairment in accordance with SFAS No. 142. This assessment is expected to be completed by March 31, 2002. The following table sets forth the effect of SFAS No. 142:

             MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
              (dollar amounts in thousands, except share data)


Note 9.  Accounting Pronouncements, continued


                                                     Three Months Ended
                                                        December 31,
                                                 --------------------------
                                                    2001            2000
                                                    ----            ----
  Income before income taxes, as reported       $    12,737     $    11,070
  Add back:  Goodwill amortization                      -               683
                                                 ----------      ----------
  Income before income taxes, as adjusted       $    12,737     $    11,753
                                                 ==========      ==========

  Net income, as reported                       $     7,821     $     6,742
  Add back:  Effect of goodwill
      amortization                                     -                478
                                                 ----------      ----------
  Net income, as adjusted                       $     7,821     $     7,220
                                                 ==========      ==========

  Basic earnings per share, as reported         $      0.26     $      0.22
  Add back:  Effect of goodwill
      amortization                                     -               0.02
                                                 ----------      ----------
  Basic earnings per share, as adjusted         $      0.26     $      0.24
                                                 ==========      ==========

  Diluted earnings per share, as reported       $      0.25     $      0.21
  Add back:  Effect of goodwill
      amortization                                     -               0.02
                                                 ----------      ----------
  Diluted earnings per share, as adjusted       $      0.25     $      0.23
                                                 ==========      ==========



In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets." This pronouncement supercedes SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of," and will be effective for the Company's fiscal year beginning October 1, 2002. The Company is currently evaluating the provisions of SFAS No. 144 to determine the impact, if any, on the Company's consolidated financial statements.

                        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Cautionary Statement:

The following discussion should be read in conjunction with the consolidated financial statements and footnotes thereto included in this Quarterly Report on Form 10-Q and the Company's Annual Report on Form 10-K for the year ended September 30, 2001. Any forward-looking statements contained herein are included pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks and uncertainties that may cause the Company's actual results in future periods to be materially different from management's expectations. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove correct. Factors that could cause the Company's results to differ materially from the results discussed in such forward-looking statements principally include changes in domestic or international economic conditions, changes in product demand or pricing as a result of consolidation in the industries in which the Company operates, changes in product demand or pricing as a result of competitive pressures, and technological factors beyond the Company's control.

Results of Operations:

The following table sets forth certain income statement data of the Company expressed as a percentage of net sales for the periods indicated.

                               Three months ended          Years ended
                                  December 31,            September 30,
                               ------------------    --------------------
                                  2001    2000       2001    2000    1999
                                  ----    ----       ----    ----    ----
Sales                            100.0%  100.0%     100.0%  100.0%  100.0%
Gross profit                      37.1    42.3       42.2    44.2    42.3
Operating profit                  15.6    17.2       18.8    17.9    16.8
Income before income taxes        14.9    16.6       18.2    17.2    17.0
Net income                         9.2    10.1       11.2    10.5    10.3


Sales for the three months ended December 31, 2001 were $85.3 million and were $18.7 million, or 28.2%, higher than sales of $66.6 million for the three months ended December 31, 2000. Bronze segment sales in the fiscal 2002 first quarter were $44.4 million, or 26.7%, higher than the first three months of fiscal 2001, primarily reflecting the acquisition of the commemorative products business of The York Group, Inc. (May 2001), higher mausoleum construction revenues and increased sales of bronze memorial and architectural products. Sales for the Graphics Imaging segment in the fiscal 2002 first quarter were $22.7 million, representing a decrease of 3.7% from the same period a year ago. The decline primarily reflected the divestiture in January 2001 of the Company's investment in Tukaiz Communications, L.L.C. ("Tukaiz") partially offset by the acquisitions of Press Ready Plate, Inc. (November
2000), Scholler GmbH (January 2001) and Rudolf Reproflex GmbH (July 2001). In addition, sales for the segment's domestic operations were adversely impacted by price discounting due to competitive market conditions. Marking Products segment sales for the three months ended December 31, 2001 were $6.8 million, compared to $8.0 million for the first quarter of fiscal 2001. The decline was mainly due to a drop in demand for equipment products sold to the tire, automotive and building segments of the economy, which has been the trend for the last five quarters.

On December 3, 2001, Matthews completed its acquisition of The York Group, Inc. ("York"). York is the second leading casket manufacturer in the United States and is expected to have annual sales of approximately $130.0 million. York will operate as a wholly-owned subsidiary and separate segment of Matthews. Sales for the York Casket segment were $11.5 million from the acquisition date through December 31, 2001.

Gross profit for the three months ended December 31, 2001 was $31.6 million, compared to $28.2 million for the first three months of fiscal 2001. The increase in consolidated gross profit primarily resulted from the acquisition of York on December 3, 2001. Gross profit for the Bronze segment increased from the same period last year due to higher sales. Gross profit for the Graphics Imaging segment declined from the prior year principally reflecting the divestiture of Tukaiz combined with the unfavorable impact of price discounting due to competitive market conditions. These declines were offset partially by the acquisitions of Press Ready Plate, Inc., Scholler GmbH and Rudolf Reproflex GmbH. Gross profit for the Marking Products segment declined as a result of lower sales volume. Consolidated gross profit as a percent of sales for the three months ended December 31, 2001 declined to 37.1%, compared to 42.3% for the same period a year ago. Factors contributing to this decline included the addition of York casket revenues, which generally have lower margins than other Matthews segments, changes in product mix within the Bronze segment due to higher mausoleum sales and an increase in pension and health care costs for all segments.

Selling and administrative expenses for the three months ended December 31, 2001 were $18.3 million, representing an increase of $1.6 million, or 9.7%, compared to the same period a year ago. The increase primarily resulted from the acquisition of York, including the commemorative products business. Selling and administrative expenses declined in the Graphics Imaging and Marking Products segments due to cost control efforts, lower domestic sales and the divestiture of Tukaiz. In addition, selling and administrative expenses were favorably impacted by the adoption of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," in the first quarter of fiscal 2002. Under SFAS No. 142, the Company discontinued the amortization of goodwill effective October 1, 2001. Goodwill amortization was $683,000 for the first quarter of fiscal 2001. The operating profit impact of SFAS No. 142 was more than offset by increases in pension and health care costs. Pension costs were unfavorably impacted by a decline in the Company's pension fund assets. Consolidated selling and administrative expenses as a percent of sales was 21.4% for the first three months of fiscal 2002 compared to 25.1% for the same period a year ago, principally due to the lower ratio of selling and administrative costs for York casket sales and the adoption of SFAS No. 142.

Operating profit for the quarter ended December 31, 2001 was $13.3 million, representing an increase of $1.8 million, or 16.2%, over operating profit of $11.5 million for the first three months of fiscal 2001. Operating profit for the York Casket segment was $1.2 million from the acquisition date through December 31, 2001. Bronze segment operating profit was $8.9 million for the first three months of fiscal 2002 compared to $7.1 million for the same period a year ago. The increase in Bronze operating profit primarily reflected the acquisition of the commemorative products business of York and higher sales of memorial and architectural products. Graphics Imaging operating profit for the first quarter of fiscal 2002 was $2.3 million, representing a decrease of 10.2% from the same period last year. The decline was due primarily to the divestiture of Tukaiz offset partially by the acquisitions of Scholler GmbH and Rudolf Reproflex GmbH.

Operating profit for the Marking Products segment in the first quarter of fiscal 2002 was $864,000, compared to $1.7 million for the same period a year ago. The decline reflected lower sales and higher employee benefit costs in the current period.

Investment income for the first three months of fiscal 2002 was $813,000 compared to $639,000 for the first quarter of fiscal 2001. The increase resulted from a gain on the sale of investment securities in October 2001, the proceeds of which were used in connection with the purchase of Rudolf Reproflex GmbH. Interest expense for the three months ended December 31, 2001 was $804,000, compared to $362,000 for the first three months of fiscal 2001. The higher interest expense compared to the same period last year reflected borrowings of $30.0 million in May 2001 for the acquisition of the commemorative products business of York, which was increased to $124.5 million in December 2001 for the acquisition of York.

Other income (deductions), net, for the fiscal 2002 first quarter represented an increase to pre-tax income of $56,000, compared to a reduction of $92,000 for the first three months of fiscal 2001. Minority interest for the first three months of fiscal 2002 was $655,000 compared to $589,000 for the same period a year ago. The higher minority interest deduction for the current period resulted from the acquisitions of Scholler GmbH and Rudolf Reproflex GmbH, offset partially by the divestiture of Tukaiz.

The Company's effective tax rate for the first three months of fiscal 2002 was 38.6%, compared to 38.6% for the year ended September 30, 2001. The difference between the Company's effective tax rate and the Federal statutory rate of 35% primarily reflects the impact of state and foreign income taxes.

Liquidity and Capital Resources:

Net cash provided by operating activities was $9.7 million for the three months ended December 31, 2001, compared to $6.0 million for the first three months of fiscal 2001. Operating cash flow for both periods primarily reflected net income adjusted for depreciation and amortization (non-cash expenses). Operating cash flow for the first quarter of fiscal 2001 also reflected a higher level of payments on year-end compensation accruals compared to the current period.

Cash used in investing activities was $76.9 million for the three months ended December 31, 2001, compared to $13.5 million for the first three months of fiscal 2001. Investment activities for the fiscal 2002 first quarter included payments (net of cash acquired) of $84.9 million in connection with the acquisitions of York (see "Acquisition") and Rudolf Reproflex GmbH. In July 2001, Matthews acquired a 75% interest in Rudolf Reproflex GmbH for DM 24 million (U.S. $11.0 million). The purchase price, which was recorded in other current liabilities at September 30, 2001, was paid in October 2001.
Investing activities for the current period also reflected capital expenditures of $1.7 million and proceeds of $9.2 million from the net disposition of investment securities. Investing activities for the same period last year included capital expenditures of $1.5 million, net purchases of investment securities of $8.2 million and payments of $3.7 million in connection with the acquisitions of The SLN Group, Inc. (October 2000) and Press Ready Plate, Inc.

Capital spending for property, plant and equipment has averaged $9.4 million for the last three fiscal years. The capital budget of the Company for fiscal 2002 is $12.9 million. The Company expects to generate sufficient cash from operations to fund all anticipated capital spending projects.

Cash provided by financing activities for the three months ended December 31, 2001 was $83.4 million, consisting primarily of proceeds from long-term debt of $124.5 million, debt repayments of $40.2 million and dividend payments of $795,000 to the Company's shareholders. On December 3, 2001, the Company entered into a Revolving Credit Facility for $125.0 million with a syndicate of four financial institutions. Borrowings under the facility, which matures on November 30, 2004, bear interest at LIBOR plus a factor ranging from .75% to 1.5% based on the Company's leverage ratio. The leverage ratio is defined as net indebtedness divided by EBITDA (earnings before interest, taxes, depreciation and amortization). The Company is required to pay an annual commitment fee ranging from .20% to .375% (based on the Company's leverage ratio) of the unused portion of the facility. The Revolving Credit Facility requires the Company to maintain minimum levels of consolidated net worth and fixed charge and interest coverage ratios. A portion of the facility (not to exceed $10.0 million) is available for the issuance of trade and standby letters of credit. In addition, the facility provides for an additional credit line for borrowings up to $10.0 million at current market rates. The Revolving Credit Facility replaced the existing Revolving Credit and Term Loan Agreement. The Company borrowed $124.5 million under the Revolving Credit Facility on December 3, 2001 in connection with the acquisition of York (see "Acquisition") and for the repayment of all amounts outstanding under its Revolving Credit and Term Loan Agreement. Outstanding borrowings under the Revolving Credit Facility at December 31, 2001 were $114.5 million. The weighted-average interest rate on outstanding borrowings at December 31, 2001 was 3.16%.

Cash used in financing activities for the three months ended December 31, 2000 was $3.7 million, consisting of net treasury stock purchases of $2.4 million, net repayments of $477,000 on long-term debt, and dividend payments of $768,000 to the Company's shareholders.

At December 31, 2001 and September 30, 2001 and 2000, the Company's current ratio was 1.9, 1.5 and 2.0, respectively. The Company had cash and cash equivalents at December 31, 2001 and September 30, 2001 of $44.7 million and $28.7 million, respectively. Net working capital at December 31, 2001 and September 30, 2001 was $67.5 million and $35.8 million, respectively. The Company believes that its current liquidity sources, combined with its operating cash flow and additional borrowing capacity, will be sufficient to meet its capital needs for the next 12 months.


Acquisition:

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

The acquisition of York, which is the second leading casket manufacturer in the United States, is expected to expand Matthews' position in the death care industry. York, which is expected to have annual sales of approximately $130.0 million, will operate as a wholly-owned subsidiary and separate segment of Matthews.

Stock Split:

In August 2001, the Board of Directors declared a two-for-one stock split on the Company's Common Stock in the form of a 100% stock distribution. Shareholders' equity has been adjusted for the stock split by reclassifying from retained earnings to common stock the par value of the additional shares arising from the split. All per share amounts and numbers of shares have been adjusted in this report to reflect the stock split.

Accounting Pronouncements:

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses the financial statement accounting for goodwill and other intangible assets upon acquisition and the accounting subsequent to their initial recognition in the financial statements. Upon adoption, goodwill related to business combinations will no longer be amortized and will be subject to periodic review for impairment. The Company adopted SFAS No. 142 in the first quarter of fiscal 2002. Excluding goodwill amortization, income before income taxes and net income for the three-months ended December 31, 2000 would have been $11.8 million and $7.2 million, respectively. Management is currently performing an assessment of its existing goodwill for impairment in accordance with SFAS No. 142. This assessment is expected to be completed by March 31, 2002.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets." This pronouncement supercedes SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of," and will be effective for the Company's fiscal year beginning October 1, 2002. The Company is currently evaluating the provisions of SFAS No. 144 to determine the impact, if any, on the Company's consolidated financial statements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The following discussion about the Company's market risk involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. The Company has market risk related to changes in interest rates, commodity prices and foreign currency exchange rates. The Company does not use derivative financial instruments in connection with these market risks.

The Company's most significant long-term debt instrument, the Revolving Credit Facility, bears interest at variable rates based on LIBOR and the carrying amount of such debt approximates fair value. In the normal course of business, the Company is exposed to commodity price fluctuations related to the purchases of certain materials and supplies (such as bronze ingot) used in its manufacturing operations. The Company obtains competitive prices for materials and supplies when available. The Company is subject to foreign currency exchange rate changes in the conversion from local currencies to the U.S. dollar of the reported financial position and operating results of its non-U.S. based subsidiaries.

                         PART II - OTHER INFORMATION




Item 6.  Exhibits and Reports on Form 8-K


(a)  Exhibits

The following Exhibit to this report is filed herewith:

None



(b)  Reports on Form 8-K

On December 17, 2001, Matthews filed a Current Report on Form 8-K, dated December 3, 2001, under Item 2 in connection with the completion of the acquisition by merger of The York Group, Inc. ("York"). See "Acquisition" under Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                     MATTHEWS INTERNATIONAL CORPORATION
                                                (Registrant)




Date   2/12/02                                   D.M. Kelly
     ------------                 -----------------------------------------
                                      D.M. Kelly, Chairman of the Board,
                                    President and Chief Executive Officer




Date   2/12/02                                   E.J. Boyle
     ------------                 -----------------------------------------
                                   E.J. Boyle, Chief Financial Officer,
                                    Secretary and Treasurer