Form 10-Q
period 2002-03-31
MATTHEWS INTERNATIONAL CORP
filed 2002-05-14
CIK 63296

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  Form 10-Q


[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934


For The Quarterly Period Ended March 31, 2002

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

     Class of Common Stock                  Outstanding at April 30, 2002

   Class A - $1.00 par value                      30,938,506 shares

                            PART I - FINANCIAL INFORMATION
                 MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEET (UNAUDITED)
		      (Amounts in thousands, except per share data)

                                                                 March 31, 2002         September 30, 2001
                                                                 --------------         ------------------
ASSETS
Current assets:
Cash and cash equivalents                                          $     41,038               $     28,691
Short-term investments                                                    4,547                        240
Accounts receivable                                                      67,177                     52,086
Inventories:  Materials and finished goods            $     22,338               $     16,816
              Labor and overhead in process                  1,493                      1,520
              Supplies                                         546                        437
                                                        ----------                 ----------
                                                                         24,377                     18,773
Other current assets                                                      3,279                      2,538
                                                                    -----------                 ----------
   Total current assets                                                 140,418                    102,328
Investments                                                               4,490                     18,048
Property, plant and equipment:  Cost                       124,198                     95,418
 Less accumulated depreciation                             (51,556)                   (46,409)
                                                        ----------                 ----------
                                                                         72,642                     49,009
Deferred income taxes and other assets                                   25,322                     14,982
Goodwill, net of accumulated amortization                               142,399                    104,585
                                                                    -----------                -----------
Total assets                                                       $    385,271               $    288,952
                                                                    ===========                ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Long-term debt, current maturities                                        4,271                      5,023
Accounts payable                                                         17,540                     12,971
Accrued compensation                                                     16,078                     16,283
Accrued income taxes                                                      1,200                      4,962
Customer prepayments                                                      5,464                      6,130
Other current liabilities                                                20,231                     21,170
                                                                     ----------                 ----------
  Total current liabilities                                              64,784                     66,539

Long-term debt                                                          114,671                     40,726
Estimated finishing costs                                                 7,532                      7,401
Postretirement benefits                                                  18,462                     18,639
Other liabilities                                                        16,672                     11,931

Shareholders' equity:
 Common stock                                               36,334                     36,334
 Additional Paid In Capital                                  1,216                       -
 Retained earnings                                         197,466                    184,845
 Accumulated other comprehensive income (loss)             (10,492)                    (8,983)
 Treasury stock, at cost                                   (61,374)                   (68,480)
                                                       -----------                -----------
                                                                        163,150                    143,716
                                                                    -----------                -----------
Total liabilities and shareholders' equity                         $    385,271               $    288,952
                                                                    ===========                ===========

                 MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
                    (Amounts in thousands, except per share data)

                                              Three Months Ended           Six Months Ended
                                                 March 31,                     March 31,
                                            ---------------------      -----------------------
                                            2002           2001           2002           2001
                                            ----           ----           ----           ----
Sales                                    $ 110,110      $ 66,339       $ 195,429      $ 132,895

Cost of sales                              (69,848)      (38,121)       (123,543)       (76,517)
                                           -------       -------        --------       --------
Gross profit                                40,262        28,218          71,886         56,378

Selling and administrative expenses        (22,961)      (16,796)        (41,258)       (33,482)

Special items                                 -            2,177            -             2,177
                                           -------       -------         -------        -------
Operating profit                            17,301        13,599          30,628         25,073

Investment income                              272           778           1,085          1,417
Interest expense                            (1,189)         (294)         (1,993)          (656)
Other income(deductions), net                  (40)         (465)             16           (557)
Minority interest                             (656)         (477)         (1,311)        (1,066)
                                           -------       -------         -------        -------
Income before income
 taxes and accounting change                15,688        13,141          28,425         24,211

Income taxes                                (6,055)       (5,017)        (10,971)        (9,345)
                                           -------       -------         -------        -------
Income before cumulative
 effect of change in accounting              9,633         8,124          17,454         14,866
		                            -------       -------         -------        -------
Cumulative effect of change in
 accounting (net of tax)                      -             -             (3,226)          -
                                           -------       -------         -------        -------
Net income                               $   9,633      $  8,124       $  14,228      $  14,866
                                           =======       =======         =======        =======


Earnings per share before cumulative
 effect of change in accounting:
 Basic                                      $ .31         $ .26           $ .57           $ .48
                                            =====         =====           =====           =====
 Diluted                                    $ .30         $ .26           $ .55           $ .47
                                            =====         =====           =====           =====

Earnings per share:
 Basic                                      $ .31         $ .26           $ .47           $ .48
                                            =====         =====           =====           =====
 Diluted                                    $ .30         $ .26           $ .45           $ .47
                                            =====         =====           =====           =====

Dividends per share:                       $.02625        $.025          $.0525           $ .05
                                            ======        =====           =====           =====

                 MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
		         (Amounts in thousands, except per share data)

                                                                Six Months Ended
                                                                    March 31,
                                                           --------------------------
                                                              2002            2001
                                                              ----            ----
Cash flows from operating activities:
 Net income                                              $     14,228    $     14,866
 Adjustments to reconcile net income to net cash
   provided by operating activities:
  Depreciation and amortization                                 6,726           5,838
  Change in deferred taxes                                     (1,016)             58
  Changes in working capital items                            (10,509)         (2,219)
  Increase in other assets                                       (200)           (180)
  Increase in estimated finishing costs                           131              89
  Decrease in other liabilities                                  (385)            (98)
  Decrease in postretirement benefits                            (176)           (199)
  Impairment losses                                             5,255           2,824
  Net (gain) loss on sales of assets                              444             (21)
  Gain on sale of subsidiary                                     -             (7,099)
  Net gain on investments                                        (585)           (113)
                                                           ----------      ----------
    Net cash provided by operating activities                  13,913          13,746
                                                           ----------      ----------
Cash flows from investing activities:
 Capital expenditures                                          (3,890)         (3,471)
 Proceeds from sales of assets                                  3,024              34
 Acquisitions, net of cash acquired                           (85,873)         (7,461)
 Proceeds from sale of subsidiary                                -             18,582
 Purchases of investment securities                            (4,596)        (11,077)
 Proceeds from disposition of investment securities            13,719          10,532
 Collections on loans to officers and employees                  -                  7
                                                           ----------      ----------
    Net cash (used in) provided by investing activities       (77,616)          7,146
                                                           ----------      ----------
Cash flows from financing activities:
 Proceeds from long-term debt                                 124,500              -
 Payments on long-term debt                                   (51,064)         (1,144)
 Proceeds from the sale of treasury stock                       4,645             168
 Purchases of treasury stock                                     (124)         (8,853)
 Dividends                                                     (1,606)         (1,527)
                                                           ----------      ----------
    Net cash provided by (used in) financing activities        76,351         (11,356)
                                                           ----------      ----------
Effect of exchange rate changes on cash                          (301)         (1,286)
                                                           ----------      ----------

Net increase in cash and cash equivalents                $     12,347    $      8,250
                                                           ==========      ==========


             MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               MARCH 31, 2002
		    (Amounts in thousands, except per share data)

Note 1.  Nature of Operations

Matthews International Corporation ("Matthews"), founded in 1850 and incorporated in Pennsylvania in 1902, is a designer, manufacturer and marketer principally of memorialization products and caskets for the cemetery and funeral home industries and custom-made products which are used to identify people, places, products and events. The Company's products and operations are comprised of four business segments: Bronze, Graphics Imaging, Marking Products, and York Casket. The Bronze segment is a leading manufacturer of cast bronze memorials and other memorialization products, crematories and cremation-related products and is a leading builder of mausoleums in the United States. The Graphics Imaging segment manufactures and provides printing plates, pre-press services and imaging systems for the corrugated and flexible packaging industries. The Marking Products segment designs, manufactures and distributes a wide range of equipment and consumables for identifying various consumer and industrial products, components and packaging containers. On December 3, 2001, the Company acquired The York Group, Inc. ("York"), a manufacturer of caskets and casket components in the United States (see Note 9). York operates as a wholly-owned subsidiary and separate segment of Matthews.

The Company has manufacturing and marketing facilities in the United States, Australia, Canada and Europe.


Note 2.  Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information for commercial and industrial companies and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three months and six months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2001.

The consolidated financial statements include all majority-owned foreign and domestic subsidiaries. The consolidated financial statements also include the accounts of the Company's 50%-owned affiliates, O.N.E. Color Communications, L.L.C., S+T GmbH & Co. KG., and up to its sale on January 19, 2001 (see Note
8), Tukaiz Communications, LLC ("Tukaiz"). All intercompany accounts and transactions have been eliminated.

In August 2001, the Board of Directors declared a two-for-one stock split on the Company's Common Stock in the form of a 100% stock distribution. Shareholder's equity has been adjusted for the stock split by reclassifying from retained earnings to common stock the par value of the additional shares arising from the split. All per share amounts and numbers of shares have been adjusted in this report to reflect the stock split.

             MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                               MARCH 31, 2002
                 (Amounts in thousands, except per share data)


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

Certain reclassifications have been made in the March 31, 2001 financial statements to conform to the current period presentation.


Note 3.  Long-Term Debt

On December 3, 2001, the Company entered into a Revolving Credit Facility for $125,000 with a syndicate of four financial institutions. Borrowings under the facility, which matures on November 30, 2004, bear interest at LIBOR plus a factor ranging from .75% to 1.5% based on the Company's leverage ratio. The leverage ratio is defined as net indebtedness divided by EBITDA (earnings before interest, taxes, depreciation, and amortization). The Company is required to pay an annual commitment fee ranging from .20% to .375% (based on the Company's leverage ratio) of the unused portion of the facility. The Revolving Credit Facility requires the Company to maintain minimum levels of consolidated net worth and fixed charge and interest coverage ratios. A portion of the facility (not to exceed $10,000) is available for the issuance of trade and standby letters of credit. In addition, the facility provides for an additional credit line for borrowings up to $10,000 at current market rates. The Revolving Credit Facility replaced the existing Revolving Credit and Term Loan Agreement. The Company borrowed $124,500 under the Revolving Credit Facility on December 3, 2001 in connection with the acquisition of York (see Note 9) and for the repayment of all amounts outstanding ($30,000) under the Revolving Credit and Term Loan Agreement. Outstanding borrowings on the Revolving Credit Facility at March 31, 2002 were $104,500. The weighted-average interest rate on outstanding borrowings at March 31, 2002 was 3.17%.

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

             MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                               MARCH 31, 2002
                 (Amounts in thousands, except per share data)


Note 5.  Earnings Per Share

                               Three Months Ended              Six Months Ended
                                    March 31,                      March 31,
                            -------------------------     --------------------------
                               2002           2001            2002           2001
                               ----           ----            ----           ----
Net income                 $     9,633    $     8,124     $    14,228    $    14,866
                            ==========     ==========      ==========     ==========

Weighted-average common
 shares outstanding             30,589         30,665          30,455         30,770

Dilutive securities,
 primarily stock options         1,031            621           1,139            586
                            ----------     ----------      ----------     ----------
Diluted weighted-average
 common shares outstanding      31,620         31,286          31,594         31,356
                            ==========     ==========      ==========     ==========


Basic earnings per share         $ .31          $ .26           $ .47          $ .48
                                  ====           ====            ====           ====

Diluted earnings per share       $ .30            .26           $ .45          $ .47
                                  ====           ====            ====           ====




Note 6.  Segment Information

The Company is organized into four business segments based on products and services. The segments, which are Bronze, Graphics Imaging, Marking Products, and York Casket, are described under Nature of Operations (Note 1).
Management evaluates segment performance based on operating profit (before income taxes) and does not allocate non-operating items such as investment income, interest expense, other income (deductions),net and minority interest.

Information about the Company's segments follows:

                               Three Months Ended              Six Months Ended
                                    March 31,                      March 31,
                            -------------------------     --------------------------
                                 2002           2001            2002           2001
                                 ----           ----            ----           ----
Sales to external customers:
  Graphics Imaging        $     23,105   $     21,696    $     45,772   $     45,234
  Marking Products               6,741          7,456          13,520         15,452
  Bronze                        46,361         37,187          90,732         72,209
  York Casket                   33,903           -             45,405		-
                           -----------    -----------     -----------    -----------
                          $    110,110   $     66,339    $    195,429   $    132,895
                           ===========    ===========     ===========    ===========

             MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                               MARCH 31, 2002
                 (Amounts in thousands, except per share data)

Note 6.  Segment Information, continued

                               Three Months Ended              Six Months Ended
                                    March 31,                      March 31,
                            -------------------------     --------------------------
                                 2002           2001            2002           2001
                                 ----           ----            ----           ----
Operating profit:
  Graphics Imaging        $      2,768   $      6,969    $      5,095   $      9,560
  Marking Products               1,005           (510)          1,869          1,230
  Bronze                         9,520          7,140          18,457         14,283
  York Casket                    4,008		  -		    5,207		-
                           -----------    -----------     -----------    -----------
                          $     17,301   $     13,599    $     30,628   $     25,073
                           ===========    ===========     ===========    ===========

Operating profit, excluding special
 items and other one-time charges:
  Graphics Imaging        $      2,768   $      2,568    $      5,095   $      5,159
  Marking Products               1,005            945           1,869          2,684
  Bronze                         9,520          9,077          18,457         16,221
  York Casket                    4,008		  -		    5,207		-
                           -----------    -----------     -----------    -----------
                          $     17,301   $     12,590    $     30,628   $     24,064
                           ===========    ===========     ===========    ===========


Note 7.  Comprehensive Income

Comprehensive income consists of net income adjusted for changes, net of tax, in cumulative foreign currency translation, unrealized investment gains and losses and minimum pension liability. For the three months ended March 31, 2002 and 2001, comprehensive income was $9,168 and $6,029, respectively. For the six months ended March 31, 2002 and 2001, comprehensive income was $12,719 and $13,486 respectively.


Note 8.  Disposition

On January 19, 2001, Matthews sold its fifty percent interest in Tukaiz. Proceeds to Matthews from the sale were approximately $18,600, which included the repayment of intercompany debt of $8,400. All intercompany debt provided by Matthews to Tukaiz, including a $5,500 Subordinated Convertible Note, was repaid upon the closing of this transaction. The sale resulted in a pre-tax gain of $7,099, which was reported in Special Items on the Consolidated Statement of Income.


Note 9.  Acquisition

On May 24, 2001, Matthews and York signed a merger agreement whereby Matthews would acquire 100% of the outstanding common shares of York for $10 cash per share. Matthews also agreed to pay up to an additional $1 cash per share based on excess cash (as defined in the merger agreement) remaining on York's

             MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                               MARCH 31, 2002
                 (Amounts in thousands, except per share data)

Note 9.  Acquisition, continued

balance sheet as of October 31, 2001. At December 3, 2001, there were 8,940,950 shares of York common stock outstanding. On December 3, 2001, the transaction was completed at $11 per share. The acquisition of York, which is the second leading casket manufacturer in the United States, is expected to expand Matthews' position in the death care industry. York operates as a wholly-owned subsidiary and separate segment of Matthews.

The following unaudited pro-forma information presents a summary of the consolidated results of Matthews and York (including the Commemorative Products business of York acquired by Matthews on May 24, 2001) as if the acquisition had occurred on October 1, 2000:


                             Three Months Ended		    Six Months Ended
                                 March 31,			  March 31,
                          ------------------------    ------------------------
                             2002          2001	          2002	    2001
                             ----          ----	          ----	    ----
  Sales                  $ 110,110     $ 115,876      $ 217,096   $ 224,548
  Net Income		     9,633        11,501         14,230      18,215
  Earnings Per Share	      0.30          0.37           0.45        0.58

These unaudited pro-forma results have been prepared for comparative purposes only and include certain adjustments, such as interest expense on acquisition debt. The pro-forma results include non-recurring property, plant and equipment write-offs and plant closure and restructuring charges for York of $1,270 and $1,924 for the six months ended March 31, 2002 and 2001, respectively. The pro-forma information does not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred on the date indicated, or which may result in the future.


Note 10.  Special Items

In January 2001, Matthews sold its fifty percent interest in Tukaiz (see Note
8). The sale resulted in a pre-tax gain of $7,099, which was reported in Special Items on the Consolidated Statement of Income. In the second quarter of fiscal 2001, the Company recorded asset impairments, restructuring costs and other special charges totaling approximately $6,600. The majority of these charges were classified as Special Items on the Consolidated Statement of Income, except for $1,168 million classified as selling and administrative expenses and $500 classified as other deductions.


Note 11.  Goodwill

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

             MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                               MARCH 31, 2002
                 (Amounts in thousands, except per share data)

Note 11.  Goodwill, continued

2002. Under this standard, goodwill is no longer amortized, the effect of which is summarized as follows:

          	                                    Three Months Ended	      Six Months Ended
                                                        March 31,		         March 31,
                                                 ----------------------     ----------------------
                                                   2002          2001	    2002         2001
                                                   ----          ----	    ----         ----
  Income before income taxes and
   accounting change, as reported            $    15,688   $    13,141    $   28,425   $   24,211
  Add back:  Goodwill amortization                   -             733           -          1,416
                                                  ------        ------        ------       ------
  Income before income taxes and
   accounting change, as adjusted            $    15,688   $    13,874    $   28,425   $   25,627
                                                  ======        ======        ======       ======

  Net income, as reported                    $     9,633   $     8,124    $   14,228   $   14,866
  Add back:  Effect of goodwill
      amortization                                   -             509           -            925
                                                  ------        ------        ------       ------
  Net income, as adjusted                    $     9,633   $     8,633    $   14,228   $   15,791
                                                  ======        ======        ======       ======

  Basic earnings per share, as reported      $     0.31    $     0.26     $    0.47    $    0.48
  Add back:  Effect of goodwill
      amortization                                   -           0.02            -          0.03
                                                  -----         -----         -----        -----
  Basic earnings per share, as adjusted      $     0.31    $     0.28     $    0.47    $    0.51
                                                  =====         =====         =====        =====

  Diluted earnings per share, as reported    $     0.30    $     0.26     $    0.45    $    0.47
  Add back:  Effect of goodwill
      amortization                                   -           0.02            -          0.03
                                                  -----         -----         -----        -----
  Diluted earnings per share, as adjusted    $     0.30    $     0.28     $    0.45    $    0.50
                                                  =====         =====       =====       =====


The new standard also requires a periodic assessment of the carrying value of goodwill for impairment. If the carrying value of a reporting unit exceeds its estimated fair value, an impairment loss must be recognized. Based on this assessment, the Company recorded a pre-tax charge for transitional goodwill impairment of $5,255 million ($3,226 after-tax). The impairment was primarily related to a reporting unit within the Company's Bronze segment and was determined based upon a comparison of carrying value to fair market value as determined by a combination of valuation techniques, including discounted cash flows. Prior to the adoption of SFAS No. 142, valuation of impairment was determined using undiscounted cash flows. This charge was applied retroactively to the beginning of the Company's fiscal year.

             MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                               MARCH 31, 2002
                 (Amounts in thousands, except per share data)

Note 11.  Goodwill, continued

Changes to goodwill during the six-month period ended March 31, 2002, including the effects of adopting SFAS No. 142, follow.


Balance at September 30, 2001, net
 of accumulated amortization			$    104,585

Additions during the period			      44,412

Transitional impairment charge                      (5,255)

Translation and other adjustments		      (1,343)
						    --------
Balance at March 31, 2002, net
 of accumulated amortization			     142,399
						    ========

The additions to goodwill during the period related primarily to the acquisition of The York Group, Inc. on December 3, 2001 (see Note 9).


Note 12.  Accounting Pronouncements

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


Results of Operations:

The following table sets forth certain income statement data of the Company expressed as a percentage of net sales for the periods indicated.

                                Six months ended          Years ended
                                    March 31,            September 30,
                               ------------------    --------------------
                                  2002    2001       2001    2000    1999
                                  ----    ----       ----    ----    ----
                                           (2)        (2)
Sales                            100.0%  100.0%     100.0%  100.0%  100.0%
Gross profit                      36.8    42.4       42.2    44.2    42.3
Operating profit                  15.7    18.9       18.8    17.9    16.8
Income before income taxes (1)    14.5    18.2       18.2    17.2    17.0
Net income (1)                     8.9    11.2       11.2    10.5    10.3

(1)  Before cumulative effect of change in accounting
(2) Fiscal 2001 included after-tax income of $300,000 ($.01 per share) from special items (see "Special Items").

Sales for the six months ended March 31, 2002 were $195.4 million and were $62.5 million, or 47.1%, higher than sales of $132.9 million for the six months ended March 31, 2001. Bronze segment sales for the first six months of fiscal 2002 were $90.7 million, or 25.7%, higher than the first half of fiscal 2001, primarily resulting from the acquisition of the commemorative products business of The York Group, Inc. (May 2001), higher mausoleum construction revenues and increased sales of bronze memorial and architectural products. Sales for the Graphics Imaging segment in the first six months of fiscal 2002 were $45.8 million, representing an increase of 1.2% from the same period a year ago. The increase primarily reflected the acquisitions of Scholler GmbH (January 2001) and Rudolf Reproflex GmbH (July 2001) partially offset by the divestiture in January 2001 of the Company's investment in Tukaiz Communications, L.L.C. ("Tukaiz"). In addition, sales for the Graphics Imaging segment's domestic operations were adversely impacted by price discounting due to competitive market conditions.

Marking Products segment sales for the six months ended March 31, 2002 were $13.5 million, compared to $15.5 million for the same period last year. The decline was mainly due to a drop in demand for equipment products sold to the tire, automotive and building segments of the economy, which has been the trend during the last two fiscal years.

On December 3, 2001, Matthews completed its acquisition of The York Group, Inc. ("York"). York is the second leading casket manufacturer in the United States and is expected to have annual sales of approximately $130.0 million. York will operate as a wholly-owned subsidiary and separate segment of Matthews. Sales for the York Casket segment were $45.4 million from the acquisition date through March 31, 2002.

Gross profit for the six months ended March 31, 2002 was $71.9 million, compared to $56.4 million for the first six months of fiscal 2001. The increase in consolidated gross profit primarily resulted from the acquisition of York on December 3, 2001. Gross profit for the Bronze segment increased from the same period last year due to higher sales. Gross profit for the Graphics Imaging segment declined from the prior year principally reflecting the divestiture of Tukaiz combined with the unfavorable impact of price discounting due to competitive market conditions. These declines were offset partially by the acquisitions of Scholler GmbH and Rudolf Reproflex GmbH. Gross profit for the Marking Products segment declined as a result of lower sales volume. Consolidated gross profit as a percent of sales for the six months ended March 31, 2002 declined to 36.8%, compared to 42.4% for the same period a year ago. Factors contributing to this decline included the addition of York Casket revenues, which generally have lower margins than other Matthews segments, changes in product mix within the Bronze segment due to higher mausoleum sales and an increase in pension and health care costs for all segments.

Selling and administrative expenses for the six months ended March 31, 2002 were $41.3 million, representing an increase of $7.8 million, or 23.2%, compared to the same period a year ago. Fiscal 2001 selling and administrative expenses included special charges of $1.2 million (see "Special Items"). Excluding special charges, selling and administrative expenses increased approximately $9.0 million, or 27.7%, from the same period last year. The increase primarily resulted from the acquisition of York, including the commemorative products business. Excluding special charges, selling and administrative expenses declined in the Graphics Imaging and Marking Products segments due to cost control efforts, lower domestic sales and the divestiture of Tukaiz.

In addition, consolidated selling and administrative expenses were favorably impacted by the adoption of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," in the first quarter of fiscal 2002. Under SFAS No. 142, the Company discontinued the amortization of goodwill effective October 1, 2001. Goodwill amortization was $1.4 million for the first six months of fiscal 2001. The operating profit impact of SFAS No. 142 was more than offset by increases in pension and health care costs. Pension costs were unfavorably impacted by a decline in the Company's pension fund assets. Consolidated selling and administrative expenses as a percent of sales was 21.1% for the first six months of fiscal 2002 compared to 24.3% (excluding special charges) for the same period a year ago, principally due to the lower ratio of selling and administrative costs for York Casket sales.

Operating profit for the six months ended March 31, 2002 was $30.6 million, representing an increase of $5.5 million, or 22.2%, over operating profit of $25.1 million for the first six months of fiscal 2001. Fiscal 2001 operating profit was favorably impacted by special items (including special charges classified as selling and administrative expenses) of $1.0 million. Excluding these special items, consolidated operating profit for the first six months of fiscal 2001 was $24.1 million. Operating profit for the York Casket segment was $5.2 million from the acquisition date through March 31, 2002. Bronze segment operating profit was $18.5 million for the first six months of fiscal 2002 compared to $16.2 million (excluding special items) for the same period a year ago. The increase in Bronze operating profit primarily reflected the acquisition of the commemorative products business of York and higher sales of memorial and architectural products. Fiscal 2002 operating profit for the Bronze segment also reflected a loss of $500,000 on the sale in March 2002 of its imported granite business. Graphics Imaging operating profit for the first six months of fiscal 2002 was $5.1 million compared to $5.2 million (excluding special items) for the same period last year. The decline was due primarily to the divestiture of Tukaiz, offset by the acquisitions of Scholler GmbH and Rudolf Reproflex GmbH. Operating profit for the Marking Products segment in the first six months of fiscal 2002 was $1.9 million, compared to $2.7 million (excluding special items) for the same period a year ago. The decline reflected lower sales and higher employee benefit costs in the current fiscal year.

Investment income for the first six months of fiscal 2002 was $1.1 million compared to $1.4 million for the first six months of fiscal 2001. The decrease resulted from a lower average cash and investment balance during the period and a lower rate of return. Interest expense for the six months ended March 31, 2002 was $2.0 million, compared to $656,000 for the first six months of fiscal 2001. The increase in interest expense reflected borrowings of $30.0 million in May 2001 for the acquisition of the commemorative products business of York, which was increased to $124.5 million in December 2001 for the acquisition of York.

Other income (deductions), net, for the six months ended March 31, 2002 represented an increase to pre-tax income of $16,000, compared to a reduction of $557,000 for the first six months of fiscal 2001. Other deductions in fiscal 2001 included a special contribution to the Company's educational and charitable trust of $500,000 (see "Special Items"). Minority interest for the first six months of fiscal 2002 was $1.3 million compared to $1.1 million for the same period a year ago. The higher minority interest deduction for the current year resulted from the acquisitions of Scholler GmbH and Rudolf Reproflex GmbH, offset partially by the divestiture of Tukaiz.

The Company's effective tax rate for the first six months of fiscal 2002 was 38.6%, compared to 38.6% for the year ended September 30, 2001. The difference between the Company's effective tax rate and the Federal statutory rate of 35% primarily reflects the impact of state and foreign income taxes.

Goodwill:

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses the financial statement accounting for goodwill and other intangible assets upon acquisition and the accounting subsequent to their initial recognition in the financial statements. The Company adopted SFAS No. 142 in the first quarter of fiscal 2002. Under this standard, goodwill related to business combinations is no longer amortized, but is subject to periodic review for impairment. Excluding goodwill amortization, income before income taxes and net income for the six months ended March 31, 2001 would have been $25.6 million and $15.8 million, respectively.

The new standard also requires a periodic assessment of the carrying value of goodwill for impairment. If the carrying value of a reporting unit exceeds its estimated fair value, an impairment loss must be recognized. Based on this assessment, the Company recorded a pre-tax charge for transitional goodwill impairment of $5.3 million ($3.2 million after-tax). The impairment was primarily related to a reporting unit within the Company's Bronze segment and was determined based upon a comparison of carrying value to fair market value as determined by a combination of valuation techniques, including discounted cash flows. Prior to the adoption of SFAS No. 142, valuation for impairment was determined using undiscounted cash flows.


Special Items:

In January 2001, Matthews sold its fifty percent interest in Tukaiz (see "Disposition"). The sale resulted in a pre-tax gain of $7.1 million, which was reported in Special Items on the Consolidated Statement of Income. In the second quarter of fiscal 2001, the Company recorded asset impairments, restructuring costs and other special charges totaling $6.6 million. The majority of these charges were classified as Special Items on the Consolidated Statement of Income, except for $1.2 million classified as selling and administrative expenses and $500,000 classified as other deductions.


Liquidity and Capital Resources:

Net cash provided by operating activities was $13.9 million for the six months ended March 31, 2002, compared to $13.7 million for the first six months of fiscal 2001. Operating cash flow for both periods primarily reflected net income adjusted for depreciation, amortization and impairment charges (non-cash expenses) and the payment of year-end compensation and profit distribution accruals. In addition, operating cash flow for the first six months of fiscal 2002 included payments under calendar year rebate programs in the York Casket segment.

Cash used in investing activities was $77.6 million for the six months ended March 31, 2002, compared to cash provided by investing activities of $7.1 million for the first six months of fiscal 2001. Investing activities for the first half of fiscal 2002 included payments (net of cash acquired) of $85.9 million in connection with the acquisitions of York (see "Acquisition") and Rudolf Reproflex GmbH. In July 2001, Matthews acquired a 75% interest in Rudolf Reproflex GmbH for DM 24 million (U.S. $11.0 million). The purchase price, which was recorded in other current liabilities at September 30, 2001, was paid in October 2001. Investing activities for the first six months of fiscal 2002 also reflected capital expenditures of $3.9 million, proceeds of

$9.1 million from the net disposition of investment securities and proceeds of $2.0 million from the sale of the Company's imported granite business.

Investing activities for the first six months of fiscal 2001 reflected proceeds of $18.6 million from the sale of Tukaiz, which was partially offset by capital expenditures of $3.5 million and cash payments of $7.5 million in connection with the acquisitions of The SLN Group, Inc., Press Ready Plate, Inc. and Scholler GmbH. Capital spending for property, plant and equipment has averaged $9.4 million for the last three fiscal years. The capital budget of the Company for fiscal 2002 is $12.9 million. The Company expects to generate sufficient cash from operations to fund all anticipated capital spending projects.

Cash provided by financing activities for the six months ended March 31, 2002 was $76.4 million, reflecting proceeds from long-term debt of $124.5 million, debt repayments of $51.1 million and dividends of $1.6 million to the Company's shareholders. Cash used in financing activities for the six months ended March 31, 2001 was $11.4 million, consisting of net treasury stock purchases of $8.7 million, net repayments of $1.1 million on long-term debt, and dividends of $1.5 million.

On December 3, 2001, the Company entered into a Revolving Credit Facility for $125.0 million with a syndicate of four financial institutions. Borrowings under the facility, which matures on November 30, 2004, bear interest at LIBOR plus a factor ranging from .75% to 1.5% based on the Company's leverage ratio. The leverage ratio is defined as net indebtedness divided by EBITDA (earnings before interest, taxes, depreciation and amortization). The Company is required to pay an annual commitment fee ranging from .20% to .375% (based on the Company's leverage ratio) of the unused portion of the facility. The Revolving Credit Facility requires the Company to maintain minimum levels of consolidated net worth and fixed charge and interest coverage ratios. A portion of the facility (not to exceed $10.0 million) is available for the issuance of trade and standby letters of credit. In addition, the facility provides for an additional credit line for borrowings up to $10.0 million at current market rates. The Revolving Credit Facility replaced the existing Revolving Credit and Term Loan Agreement. The Company borrowed $124.5 million under the Revolving Credit Facility on December 3, 2001 in connection with the acquisition of York (see "Acquisition"), and for the repayment of all amounts outstanding under its Revolving Credit and Term Loan Agreement.

At March 31, 2002 and September 30, 2001 and 2000, the Company's current ratio was 2.2, 1.5 and 2.0, respectively. The Company had cash and cash equivalents at March 31, 2002 and September 30, 2001 of $41.0 million and $28.7 million, respectively. Net working capital at March 31, 2002 and September 30, 2001 was $75.6 million and $35.8 million, respectively. The Company believes that its current liquidity sources, combined with its operating cash flow and additional borrowing capacity, will be sufficient to meet its capital needs for the next 12 months.

Acquisition:

On May 24, 2001, Matthews and York signed a merger agreement whereby Matthews would acquire 100% of the outstanding common shares of York for $10 cash per share. Matthews also agreed to pay up to an additional $1 cash per share based on excess cash (as defined in the merger agreement) remaining on York's balance sheet as of October 31, 2001. On December 3, 2001, this transaction was completed at $11 per share. At December 3, 2001, there were 8,940,950 shares of York common stock outstanding. York is the second leading casket manufacturer in the United States and is expected to have annual sales of approximately $130.0 million. York operates as a wholly-owned subsidiary and separate segment of Matthews.


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


Critical Accounting Policies:

A summary of significant accounting policies is included in Note 2 to the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended September 30, 2001. Management believes that the application of these policies on a consistent basis enables the Company to provide useful and reliable financial information about the company's operating results and financial condition.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates. A discussion of market risks affecting the Company can be found in Item 3 of this Form 10-Q, "Quantitative and Qualitative Disclosures about Market Risk".


Long-term Contractual Obligations and Commitments:

On March 31, 2002, the Company had outstanding borrowings of $104.5 million on its Revolving Credit Facility, which matures on November 30, 2004 (see "Liquidity and Capital Resources"). Other long-term debt (excluding short-term borrowings) consisted primarily of bank borrowings of approximately $10.5 million by Caggiati S.p.A. Annual principal payments on these borrowings approximate $900,000.

The Company has an obligation to purchase the remaining fifty percent interest in its 50% owned affiliate, O.N.E. Color Communications, LLC ("O.N.E.") no later than 2004. The purchase price is contingent on the attainment of certain operating performance levels of O.N.E. with such payment to be not less than $4.5 million. A liability has been recorded in the consolidated financial statements for the present value of the future minimum payout.

The Company believes that its current liquidity sources, combined with its operating cash flow and borrowing capacity, will be sufficient to meet its capital needs for the foreseeable future.

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

                         PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of the Shareholders of Matthews International Corporation was held on February 14, 2002. A total of 30,281,500 shares of Class A Common Stock were eligible to vote at such meeting.

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
                                                        Votes
                                            -----------------------------
                              Term                             Withhold
     Nominee               Expiration           For            Authority
     -------               ----------       -----------       -----------
     D.M. Kelly               2005           24,708,430         2,097,220
     J.D. Turner              2005           26,510,717           294,933

     The terms of the following additional directors continued after the meeting: D.J. DeCarlo, R.J. Kavanaugh, T.N. Kennedy, J.P. O'Leary, Jr., and W.J. Stallkamp.


2.   Selection of Auditors:
     The shareholders voted to ratify the appointment by the Board of Directors of PricewaterhouseCoopers LLP as independent certified public accountants to audit the records of the Company for the year ending September 30, 2002.
                     Votes For:            26,439,488
                     Votes Against:           347,854
                     Abstaining:               18,308

Item 6.  Exhibits and Reports on Form 8-K


(a)  Exhibits

     None




(b)  Reports on Form 8-K

     None

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                     MATTHEWS INTERNATIONAL CORPORATION
                                                (Registrant)




Date    5/14/02                                  D.M. Kelly
     ------------                 -----------------------------------------
                                      D.M. Kelly, Chairman of the Board,
                                    President and Chief Executive Officer




Date    5/14/02                                  E.J. Boyle
     ------------                 -----------------------------------------
                                     E.J. Boyle, Chief Financial Officer,
                                           Secretary and Treasurer