Form 10-Q
period 2002-06-30
MATTHEWS INTERNATIONAL CORP
filed 2002-08-12
CIK 63296

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  Form 10-Q


[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934


For The Quarterly Period Ended June 30, 2002

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

     Class of Common Stock                   Outstanding at July 31, 2002

   Class A - $1.00 par value                      31,167,406 shares

                            PART I - FINANCIAL INFORMATION
                 MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEET (UNAUDITED)
		      (Amounts in thousands, except per share data)

                                                                  June 30, 2002         September 30, 2001
                                                                  -------------         ------------------
ASSETS
Current assets:
Cash and cash equivalents                                          $     57,133               $     28,691
Short-term investments                                                    4,548                        240
Accounts receivable                                                      66,429                     52,086
Inventories:  Materials and finished goods            $     23,508               $     16,816
              Labor and overhead in process                  1,252                      1,520
              Supplies                                         482                        437
                                                        ----------                 ----------
                                                                         25,242                     18,773
Other current assets                                                      4,673                      2,538
                                                                    -----------                 ----------
   Total current assets                                                 158,025                    102,328
Investments                                                               4,653                     18,048
Property, plant and equipment:  Cost                       132,774                     95,418
 Less accumulated depreciation                             (56,333)                   (46,409)
                                                        ----------                 ----------
                                                                         76,441                     49,009
Deferred income taxes and other assets                                   21,295                     14,982
Goodwill and other intangible assets, net                               158,418                    104,585
                                                                    -----------                -----------
Total assets                                                       $    418,832               $    288,952
                                                                    ===========                ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Long-term debt, current maturities                                        6,081                      5,023
Accounts payable                                                         18,092                     12,971
Accrued compensation                                                     21,600                     16,283
Accrued income taxes                                                      5,493                      4,962
Customer prepayments                                                      5,435                      6,130
Other current liabilities                                                29,311                     21,170
                                                                     ----------                 ----------
  Total current liabilities                                              86,012                     66,539
Long-term debt                                                          105,706                     40,726
Estimated finishing costs                                                 7,732                      7,401
Postretirement benefits                                                  18,325                     18,639
Other liabilities                                                        18,652                     11,931

Shareholders' equity:
 Common stock 							36,334                     36,334
 Additional Paid in Capital                                  2,063                       -
 Retained earnings                                         207,206                    184,845
 Accumulated other comprehensive income (loss)              (4,722)                    (8,983)
 Treasury stock, at cost                                   (58,476)                   (68,480)
                                                       -----------                -----------
                                                                        182,405                    143,716
                                                                    -----------                -----------
Total liabilities and shareholders' equity                         $    418,832               $    288,952
                                                                    ===========                ===========

                 MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
                    (Amounts in thousands, except per share data)

                                              Three Months Ended           Nine Months Ended
                                                 June 30,                     June 30,
                                            ---------------------      -----------------------
                                            2002           2001           2002           2001
                                            ----           ----           ----           ----
Sales                                    $ 118,825      $ 71,461       $ 314,254      $ 204,356

Cost of sales                              (73,681)      (40,071)       (197,224)      (116,588)
                                           -------       -------        --------       --------
Gross profit                                45,144        31,390         117,030         87,768

Selling and administrative expenses        (26,247)      (16,759)        (67,505)       (50,241)

Special items                                 -             -               -             2,177
                                           -------       -------         -------        -------
Operating profit                            18,897        14,631          49,525         39,704

Investment income                              119           525           1,204          1,942
Interest expense                            (1,081)         (390)         (3,074)        (1,046)
Other income(deductions), net                   72             3              88           (554)
Minority interest                             (808)         (504)         (2,119)        (1,570)
                                           -------       -------         -------        -------
Income before income
 taxes and accounting change                17,199        14,265          45,624         38,476

Income taxes                                (6,641)       (5,504)        (17,612)       (14,849)
                                           -------       -------         -------        -------
Income before cumulative
 effect of change in accounting             10,558         8,761          28,012         23,627

Cumulative effect of change in
 accounting (net of tax)                      -             -             (3,226)          -
                                           -------       -------         -------        -------
Net income                               $  10,558      $  8,761       $  24,786      $  23,627
                                           =======       =======         =======        =======


Earnings per share before cumulative
 effect of change in accounting:
 Basic                                      $ .34         $ .29           $ .91           $ .77
                                            =====         =====           =====           =====
 Diluted                                    $ .33         $ .28           $ .88           $ .75
                                            =====         =====           =====           =====

Earnings per share:
 Basic                                      $ .34         $ .29           $ .81           $ .77
                                            =====         =====           =====           =====
 Diluted                                    $ .33         $ .28           $ .78           $ .75
                                            =====         =====           =====           =====

Dividends per share:                       $.02625        $.025          $.07875          $.075
                                            ======        =====           ======          =====

                 MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
		         (Amounts in thousands, except per share data)

                                                                Nine Months Ended
                                                                     June 30,
                                                           --------------------------
                                                              2002            2001
                                                              ----            ----
Cash flows from operating activities:
 Net income                                              $     24,786    $     23,627
 Adjustments to reconcile net income to net cash
   provided by operating activities:
  Depreciation and amortization                                10,371           9,002
  Change in deferred taxes                                        (59)            156
  Changes in working capital items                             (5,494)         (5,681)
  Increase in other assets                                     (1,070)         (1,469)
  Increase in estimated finishing costs                           331             202
  Increase in other liabilities                                 1,697              53
  Decrease in postretirement benefits                            (314)           (344)
  Tax benefit of exercised stock options				    5,400             138
  Impairment losses                                             5,255           2,824
  Net (gain) loss on sales of assets                              443             (28)
  Gain on sale of subsidiary                                      -            (7,099)
  Net gain on investments                                        (456)           (182)
                                                           ----------      ----------
   Net cash provided by operating activities                   40,890          21,199
                                                           ----------      ----------
Cash flows from investing activities:
 Capital expenditures                                          (6,821)         (5,355)
 Proceeds from sales of assets                                  3,203              38
 Acquisitions, net of cash acquired                           (88,237)        (57,193)
 Proceeds from sale of subsidiary                                 -            18,581
 Purchases of investment securities                            (4,739)        (11,432)
 Proceeds from disposition of investment securities            13,724          10,546
 Collections on loans to officers and employees                   -                 7
                                                           ----------      ----------
   Net cash used in investing activities                      (82,870)        (44,808)
                                                           ----------      ----------
Cash flows from financing activities:
 Proceeds from long-term debt                                 124,500          32,743
 Payments on long-term debt                                   (60,267)         (1,188)
 Proceeds from the sale of treasury stock                       6,792             220
 Purchases of treasury stock                                     (124)        (11,373)
 Dividends                                                     (2,425)         (2,283)
                                                           ----------      ----------
   Net cash provided by financing activities                   68,476          18,119
                                                           ----------      ----------
Effect of exchange rate changes on cash                         1,946            (781)
                                                           ----------      ----------

Net increase (decrease) in cash and cash equivalents     $     28,442    $     (6,271)
                                                           ==========      ==========


             MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               JUNE 30, 2002
		    (Amounts in thousands, except per share data)

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


Note 2.  Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information for commercial and industrial companies and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three months and nine months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2001.

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

             MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                               JUNE 30, 2002
                 (Amounts in thousands, except per share data)


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

Certain reclassifications have been made in the June 30, 2001 financial statements to conform to the current period presentation.


Note 3.  Long-Term Debt

On December 3, 2001, the Company entered into a Revolving Credit Facility for $125,000 with a syndicate of four financial institutions. Borrowings under the facility, which matures on November 30, 2004, bear interest at LIBOR plus a factor ranging from .75% to 1.5% based on the Company's leverage ratio. The leverage ratio is defined as net indebtedness divided by EBITDA (earnings before interest, taxes, depreciation, and amortization). The Company is required to pay an annual commitment fee ranging from .20% to .375% (based on the Company's leverage ratio) of the unused portion of the facility. The Revolving Credit Facility requires the Company to maintain minimum levels of consolidated net worth and fixed charge and interest coverage ratios. A portion of the facility (not to exceed $10,000) is available for the issuance of trade and standby letters of credit. In addition, the facility provides for an additional credit line for borrowings up to $10,000 at current market rates. The Revolving Credit Facility replaced the existing Revolving Credit and Term Loan Agreement. The Company borrowed $124,500 under the Revolving Credit Facility on December 3, 2001 in connection with the acquisition of York (see Note 9) and for the repayment of all amounts outstanding ($30,000) under the Revolving Credit and Term Loan Agreement. Outstanding borrowings on the Revolving Credit Facility at June 30, 2002 were $94,500. The weighted-average interest rate on outstanding borrowings at June 30, 2002 was 3.21%.

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

             MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                               JUNE 30, 2002
                 (Amounts in thousands, except per share data)


Note 5.  Earnings Per Share

                               Three Months Ended              Nine Months Ended
                                    June 30,                      June 30,
                            -------------------------     --------------------------
                               2002           2001            2002           2001
                               ----           ----            ----           ----
Net income                 $    10,558    $     8,761     $    24,786    $    23,627
                            ==========     ==========      ==========     ==========

Weighted-average common
 shares outstanding             31,042         30,362          30,644         30,639

Dilutive securities,
 primarily stock options           960            839           1,079            670
                            ----------     ----------      ----------     ----------
Diluted weighted-average
 common shares outstanding      32,002         31,201          31,723         31,309
                            ==========     ==========      ==========     ==========


Basic earnings per share         $ .34          $ .29           $ .81          $ .77
                                  ====           ====            ====           ====

Diluted earnings per share       $ .33            .28           $ .78          $ .75
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

Information about the Company's segments follows:

                               Three Months Ended               Nine Months Ended
                                    June 30,                         June 30,
                            -------------------------     --------------------------
                                 2002           2001            2002           2001
                                 ----           ----            ----           ----
Sales to external customers:
  Graphics Imaging        $     24,228   $     20,493    $     70,000   $     65,726
  Marking Products               7,407          7,209          20,927         22,662
  Bronze                        53,356         43,759         144,088        115,968
  York Casket                   33,834           -             79,239		-
                           -----------    -----------     -----------    -----------
                          $    118,825   $     71,461    $    314,254   $    204,356
                           ===========    ===========     ===========    ===========

             MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                               JUNE 30, 2002
                 (Amounts in thousands, except per share data)

Note 6.  Segment Information, continued

                               Three Months Ended              Nine Months Ended
                                    June 30,                      June 30,
                            -------------------------     --------------------------
                                 2002           2001            2002           2001
                                 ----           ----            ----           ----
Operating profit:
  Graphics Imaging        $      2,423   $      2,466    $      7,518   $     12,026
  Marking Products                 804          1,060           2,673          2,290
  Bronze                        12,067         11,105          30,524         25,388
  York Casket                    3,603		  -		    8,810		-
                           -----------    -----------     -----------    -----------
                          $     18,897   $     14,631    $     49,525   $     39,704
                           ===========    ===========     ===========    ===========

Operating profit, excluding special
 items and other one-time charges:
  Graphics Imaging        $      2,423   $      2,466    $      7,518   $      7,625
  Marking Products                 804          1,060           2,673          3,744
  Bronze                        12,067         11,105          30,524         27,326
  York Casket                    3,603		  -		    8,810		-
                           -----------    -----------     -----------    -----------
                          $     18,897   $     14,631    $     49,525   $     38,695
                           ===========    ===========     ===========    ===========


Note 7.  Comprehensive Income

Comprehensive income consists of net income adjusted for changes, net of tax, in cumulative foreign currency translation, unrealized investment gains and losses and minimum pension liability. For the three months ended June 30, 2002 and 2001, comprehensive income was $16,328 and $8,492, respectively. For the nine months ended June 30, 2002 and 2001, comprehensive income was $29,047 and $21,978 respectively.


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

             MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                               JUNE 30, 2002
                 (Amounts in thousands, except per share data)

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. York is in the process of finalizing third-party valuations of certain accounts thus the allocation of the purchase price is subject to further refinement.

  Cash                                      $  25,544
  Other Current Assets                         25,938
  Property, Plant and Equipment                30,775
  Intangible Assets                            14,100
  Goodwill                                     38,835
  Other Assets                                 13,095
						 -------
  Total Assets Acquired                       148,287
						 -------
  Other Current Liabilities                    39,002
  Other Liabilities                             9,235
						 -------
  Total Liabilities Assumed                    48,237
						 -------
  Net assets acquired                       $ 100,050
					        ========

Acquired intangible assets include trade names with an assigned value of $8,400 which is not subject to amortization. Intangible assets also include patents, copyrights, customer relationships and other intangible assets with an assigned value of $5,700 and have assigned useful lives ranging from 15 to 17 years.

The following unaudited pro-forma information presents a summary of the consolidated results of Matthews and York (including the Commemorative Products business of York acquired by Matthews on May 24, 2001) as if the acquisition had occurred on October 1, 2000:

                           Three Months Ended	     Nine Months Ended
                               June 30,			 June 30,
                        -----------------------       -----------------------
                           2002          2001	    2002	    2001
                           ----          ----	    ----	    ----
  Sales                $ 118,825     $ 110,806       $ 335,921      $ 335,354
  Net Income              10,558         9,576          24,788         27,791
  Earnings Per Share        0.33          0.31            0.78           0.89

These unaudited pro-forma results have been prepared for comparative purposes only and include certain adjustments, such as interest expense on acquisition debt. The pro-forma results include non-recurring property, plant and equipment write-offs and plant closure and restructuring charges for York of $1,270 and $1,924 for the nine months ended June 30, 2002 and 2001, respectively. The pro-forma information does not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred on the date indicated, or which may result in the future.

             MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                               JUNE 30, 2002
                 (Amounts in thousands, except per share data)

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


Note 11.  Goodwill and Other Intangible Assets

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

          	                                    Three Months Ended	      Nine Months Ended
                                                        June 30,		         June 30,
                                                 ----------------------     ----------------------
                                                   2002          2001	    2002         2001
                                                   ----          ----	    ----         ----
  Income before income taxes and
   accounting change, as reported            $    17,199   $    14,265    $   45,624   $   38,476
  Add back:  Goodwill amortization                   -             879           -          2,295
                                                  ------        ------        ------       ------
  Income before income taxes and
   accounting change, as adjusted            $    17,199   $    15,144    $   45,624   $   40,771
                                                  ======        ======        ======       ======

  Net income, as reported                    $    10,558   $     8,761    $   24,786   $   23,627
  Add back:  Effect of goodwill
      amortization                                   -             598           -          1,585
                                                  ------        ------        ------       ------
  Net income, as adjusted                    $    10,558   $     9,359    $   24,786   $   25,212
                                                  ======        ======        ======       ======

  Basic earnings per share, as reported      $     0.34    $     0.29     $    0.81    $    0.77
  Add back:  Effect of goodwill
      amortization                                   -           0.02            -          0.05
                                                  -----         -----         -----        -----
  Basic earnings per share, as adjusted      $     0.34    $     0.31     $    0.81    $    0.82
                                                  =====         =====         =====        =====

  Diluted earnings per share, as reported    $     0.33    $     0.28     $    0.78    $    0.75
  Add back:  Effect of goodwill
      amortization                                   -           0.02            -          0.05
                                                  -----         -----         -----        -----
  Diluted earnings per share, as adjusted    $     0.33    $     0.30     $    0.78    $    0.80
                                                  =====         =====       =====       =====


             MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                               JUNE 30, 2002
                 (Amounts in thousands, except per share data)

Note 11.  Goodwill and Other Intangible Assets, continued

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

Changes to goodwill and other intangible assets during the nine-month period ended June 30, 2002, including the effects of adopting SFAS No. 142, follow.

								       Intangible
						   Goodwill             Assets            Total
						   --------          -----------	   --------
Balance at September 30, 2001, net
 of accumulated amortization                   $ 104,585	         $     -           $ 104,585

Additions during the period                       42,099             14,100            56,199

Transitional impairment charge                    (5,255)               -              (5,255)

Translation and other adjustments                  3,092                -               3,092

Amortization Expense                                 -                 (203)             (203)
		                              -------            -------           -------
Balance at June 30, 2002, net
 of accumulated amortization		         $ 144,521          $  13,897         $ 158,418
                                                 =======            =======           =======

The additions to goodwill and other intangible assets during the period related primarily to the acquisition of The York Group, Inc. on December 3, 2001 (see Note 9).

The following table summarizes the carrying amount and related accumulated amortization for intangible assets.

                                  Carrying            Accumulated
			            Amount             Amortization
		                   -------             ------------
Trade names        	          $  8,400              $    *

Customer relationships              4,100                  (141)

Copyrights/patents/other            1,600                   (62)
                                   ------                ------
                                 $ 14,100              $   (203)
                                   ======                ======
* Not subject to amortization

Amortization expense for intangible assets is expected to approximate $350 each year between 2003 and 2007.

             MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                               JUNE 30, 2002
                 (Amounts in thousands, except per share data)

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


Results of Operations:

The following table sets forth certain income statement data of the Company expressed as a percentage of net sales for the periods indicated.
                               Nine months ended          Years ended
                                    June 30,             September 30,
                               -----------------     --------------------
                                  2002   2001(2)    2001(2)  2000    1999
                                  ----   ------     ------   ----    ----
Sales                            100.0%  100.0%     100.0%  100.0%  100.0%
Gross profit                      37.2    42.9       42.2    44.2    42.3
Operating profit                  15.8    19.4       18.8    17.9    16.8
Income before income taxes (1)    14.5    18.8       18.2    17.2    17.0
Net income (1)                     8.9    11.6       11.2    10.5    10.3

(1)  Before cumulative effect of change in accounting principle
(2) Fiscal 2001 included after-tax income of $300,000 ($.01 per share) from special items (see "Special Items").

Sales for the nine months ended June 30, 2002 were $314.3 million and were $109.9 million, or 53.8%, higher than sales of $204.4 million for the nine months ended June 30, 2001. The increase primarily relates to the acquisition of The York Group, Inc. ("York") on December 3, 2001. Sales for the York Casket segment were $79.2 million from the acquisition date through June 30, 2002. Bronze segment sales for the first nine months of fiscal 2002 were $144.1 million, or 24.2%, higher than the same period a year ago, primarily resulting from the acquisition of the commemorative products business of York in May 2001, higher mausoleum construction revenues and increased sales of bronze memorial and architectural products. Sales for the Graphics Imaging segment for the first nine months of fiscal 2002 were $70.0 million, representing an increase of 6.5% from the nine months ended June 30, 2001.
The increase primarily reflected the acquisitions of Scholler GmbH (January
2001) and Rudolf Reproflex GmbH (July 2001), which were partially offset by the divestiture in January 2001 of the Company's investment in Tukaiz Communications, L.L.C. ("Tukaiz"). In addition, sales for the Graphics Imaging segment's domestic operations continued to be adversely impacted by price discounting due to the economy and competitive market conditions.

Marking Products segment sales for the nine months ended June 30, 2002 were $20.9 million, compared to $22.7 million for the same period last year. The decline of $1.8 million, or 7.7%, was mainly due to a drop in demand for equipment products sold to the tire, automotive and building segments of the economy, which has been the trend during the last two fiscal years.

Gross profit for the nine months ended June 30, 2002 was $117.0 million, compared to $87.8 million for the first nine months of fiscal 2001. The increase in consolidated gross profit primarily resulted from the acquisition of York on December 3, 2001. Gross profit for the Bronze segment increased from the same period last year due to higher sales. Gross profit for the Graphics Imaging segment declined from the prior year principally reflecting the divestiture of Tukaiz combined with the unfavorable impact of price discounting due to competitive market conditions. These declines were offset partially by the acquisitions of Scholler GmbH and Rudolf Reproflex GmbH. Gross profit for the Marking Products segment declined as a result of lower sales volume. Consolidated gross profit as a percent of sales for the nine months ended June 30, 2002 declined to 37.2%, compared to 42.9% for the same period a year ago. Factors contributing to this decline included the addition of York Casket revenues, which generally have lower margins than other Matthews segments, changes in product mix within the Bronze segment due to higher mausoleum sales and an increase in pension and health care costs for all segments.

Selling and administrative expenses for the nine months ended June 30, 2002 were $67.5 million, representing an increase of $17.3 million, or 34.4%, compared to the same period a year ago. Fiscal 2001 selling and administrative expenses included special charges of $1.2 million (see "Special Items"). Excluding special charges, selling and administrative expenses increased $18.5 million, or 37.6%, from the same period last year. The increase primarily resulted from the acquisition of York, including the commemorative products business. Excluding special charges, selling and administrative expenses declined in the Graphics Imaging and Marking Products segments due to cost control efforts, lower domestic sales and the divestiture of Tukaiz.

In addition, consolidated selling and administrative expenses were favorably impacted by the adoption of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," in the first quarter of fiscal 2002. Under SFAS No. 142, the Company discontinued the amortization of goodwill effective October 1, 2001. Goodwill amortization was $2.3 million for the first nine months of fiscal 2001. The operating profit impact of SFAS No. 142 was more than offset by increases in pension and health care costs. Pension costs were unfavorably impacted by a decline in the Company's pension fund assets. Consolidated selling and administrative expenses as a percent of sales was 21.5% for the first nine months of fiscal 2002 compared to 24.0% (excluding special charges) for the same period a year ago, principally due to the lower ratio of selling and administrative costs for York Casket sales.

Operating profit for the nine months ended June 30, 2002 was $49.5 million, representing an increase of $9.8 million, or 24.7%, over operating profit of $39.7 million for the first nine months of fiscal 2001. Fiscal 2001 operating profit was favorably impacted by special items (including special charges classified as selling and administrative expenses) of $1.0 million. Excluding these special items, consolidated operating profit for the first nine months of fiscal 2001 was $38.7 million. Operating profit for the York Casket segment was $8.8 million from the acquisition date through June 30, 2002. Bronze segment operating profit was $30.5 million for the first nine months of fiscal 2002 compared to $27.3 million (excluding special items) for the same period a year ago. The increase in Bronze operating profit primarily reflected the acquisition of the commemorative products business of York and higher sales of memorial and architectural products. Fiscal 2002 operating profit for the Bronze segment also included a loss of $540,000 on the sale in March 2002 of its granite import business. Graphics Imaging operating profit for the first nine months of fiscal 2002 was $7.5 million compared to $7.6 million (excluding special items) for the same period last year. The slight decline was due primarily to the divestiture of Tukaiz, which was nearly offset by the acquisitions of Scholler GmbH and Rudolf Reproflex GmbH. Operating profit for the Marking Products segment for the first nine months of fiscal 2002 was $2.7 million, compared to $3.7 million (excluding special items) for the same period a year ago. The decline reflected lower sales combined with higher employee benefit costs in the current fiscal year.

Investment income for the first nine months of fiscal 2002 was $1.2 million compared to $1.9 million for the same period a year ago. The decrease resulted from a lower rate of return and a lower average investment balance during the period. Interest expense for the nine months ended June 30, 2002 was $3.1 million, compared to $1.0 million for the first nine months of fiscal 2001. The increase in interest expense primarily reflected borrowings of $124.5 million in December 2001 for the acquisition of York.

Other income (deductions), net, for the nine months ended June 30, 2002 represented an increase to pre-tax income of $88,000, compared to a reduction of $554,000 for the first nine months of fiscal 2001. Other deductions in fiscal 2001 included a special contribution to the Company's educational and charitable trust of $500,000 (see "Special Items"). Minority interest for the first nine months of fiscal 2002 was $2.1 million compared to $1.6 million for the same period a year ago. The higher minority interest deduction for the current year resulted from the acquisitions of Scholler GmbH and Rudolf Reproflex GmbH, offset partially by the divestiture of Tukaiz.

The Company's effective tax rate for the first six months of fiscal 2002 was 38.6%, compared to 38.6% for the year ended September 30, 2001. The difference between the Company's effective tax rate and the Federal statutory rate of 35% primarily reflects the impact of state and foreign income taxes.


Forward-Looking Information:

The Company's objective with respect to operating performance is to increase annual earnings per share in the range of 12% to 15% annually. For the past seven fiscal years, the Company has achieved an average annual increase in earnings per share of 14.6%. As a result of the Company's recent acquisitions, the impact of higher pension and health care costs and the elimination of goodwill amortization, the Company expects to achieve earnings in the range of $1.18 per share for the fiscal year ended September 30, 2002, which represents an increase of 16.8% over fiscal 2001.

Goodwill:

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses the financial statement accounting for goodwill and other intangible assets upon acquisition and the accounting subsequent to their initial recognition in the financial statements. The Company adopted SFAS No. 142 in the first quarter of fiscal 2002. Under this standard, goodwill related to business combinations is no longer amortized, but is subject to periodic review for impairment. Excluding goodwill amortization, income before income taxes and net income for the nine months ended June 30, 2001 would have been $40.8 million and $25.2 million, respectively.

The new standard also requires a periodic assessment of the carrying value of goodwill for impairment. If the carrying value of a reporting unit exceeds its estimated fair value, an impairment loss must be recognized. For purposes of testing for transitional impairment, the Company used a combination of valuation techniques, including discounted cash flows. Based on this assessment, the Company recorded a pre-tax charge for goodwill impairment of $5.3 million ($3.2 million after-tax). The impairment was primarily related to a reporting unit within the Company's Bronze segment and was determined based upon a comparison of carrying value to fair market value as determined by a combination of valuation techniques, including discounted cash flows. Prior to the adoption of SFAS No. 142, valuation for impairment was determined using undiscounted cash flows.


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


Liquidity and Capital Resources:

Net cash provided by operating activities was $40.9 million for the nine months ended June 30, 2002, compared to $21.2 million for the first nine months of fiscal 2001. Operating cash flow for the first nine months of fiscal 2002 primarily reflected net income adjusted for depreciation and amortization (non-cash charges), the tax benefit of stock option exercises and the impairment of goodwill resulting from the adoption of SFAS No. 142. Operating cash flow for the nine months ended June 30, 2001 reflected net income (excluding the pre-tax gain on the sale of Tukaiz) adjusted for depreciation, amortization and non-cash asset impairment losses in connection with the special charges recorded in the fiscal 2001 second quarter.

Cash used in investing activities was $82.9 million for the nine months ended June 30, 2002, compared to $44.8 million for the first nine months of fiscal 2001. Investing activities for the current period included payments (net of cash acquired) of $88.2 million in connection with the acquisitions of York (see "Acquisition") and Rudolf Reproflex GmbH. In July 2001, Matthews acquired a 75% interest in Rudolf Reproflex GmbH for DM 24 million (U.S. $11.0 million). The purchase price, which was recorded in other current liabilities at September 30, 2001, was paid in October 2001.

Investing activities for the first nine months of fiscal 2002 also reflected capital expenditures of $6.8 million, proceeds of $9.0 million from the net disposition of investment securities and proceeds of $2.0 million from the sale of the Company's granite import business.

Investing activities for the first nine months of fiscal 2001 principally reflected capital expenditures of $5.4 million and payments of $57.2 million for acquisitions, primarily representing the purchase of the commemorative products business of The York Group, Inc. in May 2001. Investing activities in fiscal 2001 also included proceeds of $18.6 million from the sale of Tukaiz. Capital expenditures have averaged $9.4 million for the last three fiscal years. The capital budget of the Company for fiscal 2002 is $12.9 million. The Company expects to generate sufficient cash from operations to fund all anticipated capital spending projects.

Cash provided by financing activities for the nine months ended June 30, 2002 was $68.5 million, reflecting proceeds from long-term debt of $124.5 million, debt repayments of $60.3 million, proceeds of $6.8 million from the sale of treasury stock (resulting from stock option exercises), and dividends to shareholders of $2.4 million. Cash provided by financing activities for the nine months ended June 30, 2001 was $18.1 million, consisting of proceeds from long-term debt of $32.7 million, debt repayments of $1.2 million, net treasury stock purchases of $11.2 million, and dividends of $2.3 million.

On December 3, 2001, the Company entered into a Revolving Credit Facility for $125.0 million with a syndicate of four financial institutions. Borrowings under the facility, which matures on November 30, 2004, bear interest at LIBOR plus a factor ranging from .75% to 1.5% based on the Company's leverage ratio. The leverage ratio is defined as net indebtedness divided by EBITDA (earnings before interest, taxes, depreciation and amortization). The Company is required to pay an annual commitment fee ranging from .20% to .375% (based on the Company's leverage ratio) of the unused portion of the facility. The Revolving Credit Facility requires the Company to maintain minimum levels of consolidated net worth and fixed charge and interest coverage ratios. A portion of the facility (not to exceed $10.0 million) is available for the issuance of trade and standby letters of credit. In addition, the facility provides for an additional credit line for borrowings up to $10.0 million at current market rates. The Revolving Credit Facility replaced the existing Revolving Credit and Term Loan Agreement. The Company borrowed $124.5 million under the Revolving Credit Facility on December 3, 2001 in connection with the acquisition of York, (see "Acquisition") and for the repayment of all amounts outstanding under its Revolving Credit and Term Loan Agreement.

At June 30, 2002 and September 30, 2001 and 2000, the Company's current ratio was 1.8, 1.5 and 2.0, respectively. The Company had cash and cash equivalents at June 30, 2002 and September 30, 2001 of $57.1 million and $28.7 million, respectively. Net working capital at June 30, 2002 and September 30, 2001 was $72.0 million and $35.8 million, respectively. The Company believes that its current liquidity sources, combined with its operating cash flow and additional borrowing capacity, will be sufficient to meet its capital needs for the next 12 months.

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

Long-term Contractual Obligations and Commitments:

On June 30, 2002, the Company had outstanding borrowings of $94.5 million on its Revolving Credit Facility, which matures on November 30, 2004 (see "Liquidity and Capital Resources"). Other long-term debt (excluding short-term borrowings) consisted primarily of bank borrowings of approximately $10.8 million by Caggiati S.p.A. Annual principal payments on these borrowings approximate $900,000.

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

                         PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

     None


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     Exhibit
       No.        Description
     -------      -----------
     99.1         Certification Pursuant to 18 U.S.C. Section 1350, as adopted
			Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for David M. Kelly.
     99.2         Certification Pursuant to 18 U.S.C. Section 1350, as adopted
			Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Edward J. Boyle.




(b)  Reports on Form 8-K

     None

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                     MATTHEWS INTERNATIONAL CORPORATION
                                                (Registrant)




Date    8/12/02                                  D.M. Kelly
     ------------                 -----------------------------------------
                                      D.M. Kelly, Chairman of the Board,
                                    President and Chief Executive Officer




Date    8/12/02                                  E.J. Boyle
     ------------                 -----------------------------------------
                                     E.J. Boyle, Chief Financial Officer,
                                           Secretary and Treasurer

                                                           Exhibit 99.1

              Certification Pursuant to 18 U.S.C. Section 1350,

                            As Adopted Pursuant to

                Section 906 of The Sarbanes-Oxley Act of 2002


In connection with the Quarterly Report of Matthews International Corporation (the "Company") on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David M. Kelly, President and Chief Executive Officer, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



David M. Kelly
-------------------------------------
David M. Kelly,
President and Chief Executive Officer



August 12, 2002



This certification accompanies this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Company for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.

                                                           Exhibit 99.2

              Certification Pursuant to 18 U.S.C. Section 1350,

                            As Adopted Pursuant to

                Section 906 of The Sarbanes-Oxley Act of 2002


In connection with the Quarterly Report of Matthews International Corporation (the "Company") on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Edward J. Boyle, Chief Financial Officer, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Edward J. Boyle
-------------------------------------
Edward J. Boyle,
Chief Financial Officer



August 12, 2002



This certification accompanies this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Company for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.