Form 10-K
period 2002-09-30
MATTHEWS INTERNATIONAL CORP
filed 2002-12-20
CIK 63296

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549
                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2002
Commission File Numbers 0-9115 and 0-24494


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405a of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of November 30, 2002 was $689,000,000.

As of November 30, 2002, shares of common stock outstanding were:
               Class A Common Stock            31,268,409 shares
               Class B Common Stock                  none

Documents incorporated by reference:  None

The index to exhibits is on pages 85-86.

                                     PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION:

Any forward-looking statements contained in this Annual Report on Form 10-K (specifically those contained in Item 1, "Business" and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations") are included in this report pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks and uncertainties that may cause the Company's actual results in future periods to be materially different from management's expectations. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove correct. Factors that could cause the Company's results to differ materially from the results discussed in such forward-looking statements principally include changes in domestic or international economic conditions, changes in death rates, changes in product demand or pricing as a result of consolidation in the industries in which the Company operates, changes in product demand or pricing as a result of competitive pressures, unknown risks in connection with the Company's acquisitions, and technological factors beyond the Company's control.

ITEM 1.  BUSINESS.

Matthews International Corporation ("Matthews"), founded in 1850 and incorporated in Pennsylvania in 1902, is a designer, manufacturer and marketer principally of memorialization products and caskets for the cemetery and funeral home industries and custom-made products which are used to identify people, places, products and events. In fiscal 2002, the Company's products and operations were comprised of four business segments: Bronze, Graphics Imaging, Marking Products, and York Casket. Beginning with the first quarter of fiscal 2003, the Company changed its internal reporting structure and will report five business segments. The fifth business will be reported as the Cremation segment. The Bronze segment is a leading manufacturer of cast bronze memorials and other memorialization products, crematories and cremation-related products and a leading builder of mausoleums in the United States. The Graphics Imaging segment manufactures and provides printing plates, pre-press services and imaging services for the corrugated and flexible packaging industries. The Marking Products segment designs, manufactures and distributes a wide range of marking equipment and consumables for identifying various consumer and industrial products, components and packaging containers. The York Casket segment, which was acquired by the Company on December 3, 2001, is the second leading casket manufacturer in the United States. The Cremation segment will consist of the Company's cremation equipment business (formerly part of the Bronze segment) and the Company's cremation casket business (formerly part of the York Casket segment).

At November 30, 2002, the Company and its majority-owned subsidiaries had approximately 3,000 employees. The Company's principal executive offices are located at Two NorthShore Center, Pittsburgh, Pennsylvania 15212 and its telephone number is (412) 442-8200.

The following table sets forth reported sales and operating profit for the Company's business segments for the past three fiscal years. Detailed financial information relating to business segments and to domestic and international operations is presented in Note 16 (Segment Information) to the Consolidated Financial Statements included in Part II of this Annual Report on Form 10-K.

                                   Fiscal Year Ended September 30,
                      --------------------------------------------------------
                           2002                 2001                2000
                      ---------------     ----------------     ---------------
                      Amount  Percent     Amount   Percent     Amount  Percent
                      ------  -------     ------   -------     ------  -------
                                       (Dollars in Thousands)
Sales to unaffiliated customers:
  Bronze            $197,098    46.0%   $164,078    57.9%    $142,368    53.3%
  Graphics Imaging    94,814    22.2      89,568    31.6       92,169    34.5
  Marking Products    28,668     6.7      29,636    10.5       32,450    12.2
  York Casket        107,506    25.1        -         -          -        -
                     -------   -----     -------   -----      -------   -----
  Total             $428,086   100.0%   $283,282   100.0%    $266,987   100.0%
                     =======   =====     =======   =====      =======   =====

Operating profit (1):
  Bronze            $ 44,870    65.8%   $ 37,744    72.1%    $ 33,416    69.9%
  Graphics Imaging     9,724    14.3      10,042    19.2        9,640    20.2
  Marking Products     3,595     5.3       4,562     8.7        4,720     9.9
  York Casket          9,998    14.6        -         -           -        -
                     -------   -----     -------   -----      -------   -----
  Total             $ 68,187   100.0%   $ 52,348   100.0%    $ 47,776   100.0%
                     =======   =====     =======   =====      =======   =====

(1) Fiscal 2001 excludes special items. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Part II of this Annual Report on Form 10-K.


In fiscal 2002, approximately 82% of the Company's sales were made from the United States, and 15%, 2% and 1% were made from Europe, Canada and Australia, respectively. Bronze segment products are sold throughout the world with the segment's principal operations located in the United States, Italy, Canada and Australia. Products and services of the Graphics Imaging segment are sold primarily in the United States, Germany and Austria. The Marking Products segment sells equipment and consumables directly to industrial consumers in the United States and internationally through the Company's wholly-owned subsidiaries in Canada and Sweden and through other foreign distributors. Matthews owns a minority interest in distributors in Asia, Australia, France, Germany, the Netherlands and the United Kingdom. York Casket products are sold in the United States and Canada.


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

The Company is the leading North American designer and manufacturer of cremation equipment and cremation-related products. Cremation equipment and products are sold primarily to cemeteries, crematories and mortuary facilities within North America, Asia, Australia and Europe. Beginning with the first quarter of fiscal 2003, the cremation equipment business will be reported as part of the Cremation segment.

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

The principal products and services of this segment include printing plates, pre-press graphics services, print process assistance, print production management, digital asset and content management and package design. These products and services are used by packaging manufacturers and end-users to develop and print packaging graphics that identify and help sell the product. Other packaging graphics can include nutritional information, directions for product use, consumer warning statements and UPC codes. The corrugated packaging manufacturer produces printed containers from corrugated sheets. Using the Company's products, this sheet is printed and die cut to make a finished container. The primary packaging manufacturer produces printed packaging from paper, film, foil and other composite materials used to display, protect and market the product.

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

Graphics Imaging, continued:

The segment offers a wide array of value-added services and products. These include print process and print production management services; pre-press preparation, which includes computer-generated art, films and proofs; plate mounting accessories and various press aids; and rotary and flat cutting dies used to cut out intricately designed containers and point-of-purchase displays. The segment also provides creative digital graphics services to advertising agencies and packaging markets through its Studio M design studio, located in Pittsburgh and its 50%-owned affiliate, O.N.E. Color Communications, L.L.C., located in Oakland, California.

The Graphics Imaging segment customer base consists primarily of packaging industry converters and "national accounts." National accounts are generally large, well-known consumer products companies with a national presence. These types of companies tend to purchase their graphics needs directly and supply the printing plates, or the film to make the printing plates, to the packaging printer for their products. The Graphics Imaging segment serves customers primarily in the United States and Europe. In Europe, Matthews owns a 50% interest in S+T GmbH (Julich, Germany) and 75% interests in Repro-Busek GmbH (Vienna, Austria), Scholler GmbH (Nuremberg, Germany) and Rudolf Reproflex GmbH (Goslar, Germany). Products and services of these operations include pre-press packaging, digital and analog flexographic printing plates, design, artwork, lithography and color separation.

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

Marking Products:

The Marking Products segment designs, manufactures and distributes a wide range of marking equipment and consumables used by customers to identify various consumer and industrial products, components and packaging containers. Marking products range from simple indent hand stamps made from a special alloy steel to a wide variety of sophisticated microprocessor-based ink-jet printing systems. The segment manufactures and markets products and systems that employ the following marking methods to meet customer needs: contact printing, indenting, etching, ink-jet printing and laser marking. Customers will often use a combination of these methods in order to achieve an appropriate mark. These methods apply product information required for identification and traceability as well as to facilitate inventory and quality control, regulatory compliance and brand name communication.

A significant portion of the revenue of the Marking Products segment is attributable to the sale of consumables and replacement parts in connection with the marking hardware sold by the Company. The Company develops inks, rubber and steel consumables in harmony with the marking equipment in which they are used, which is critical to assure ongoing equipment reliability and mark quality. Many marking equipment customers also use the Company's inks, solvents and cleaners.

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

York Casket:

The York Casket segment, acquired by Matthews in December 2001, is the second leading casket manufacturer in the United States. The segment produces three types of caskets: metal, wood and other. Caskets can be customized with many different options such as color, interior design, handles and trim in order to accommodate specific religious, ethnic, or other personal preferences.

Metal caskets are made from various gauges of cold rolled steel, stainless steel, copper and bronze. Metal caskets are generally categorized by whether the casket is non-gasketed or gasketed, and by material (i.e., bronze, copper, or steel) and in the case of steel, by the gauge, or thickness, of the metal.

The segment's wood caskets are manufactured from nine different species of wood, as well as from veneer and paper-covered particleboard and fiberboard. The species of wood used are poplar, pine, ash, oak, maple, birch, cherry, walnut and mahogany. The Company believes the York Casket segment is the largest manufacturer of all-wood constructed caskets, which are manufactured using pegged and dowelled construction, and include no metal parts. All-wood constructed caskets are preferred by certain religious groups.

The segment's other caskets, including cremation containers, are manufactured from particleboard and corrugated materials covered with cloth or paper.
These products are used primarily, although not exclusively, in cremation. Beginning with the first quarter of fiscal 2003, the cremation casket business will be reported as part of the Cremation segment.

The segment also produces casket components. Casket components include stamped metal parts, metal locking mechanisms for gasketed metal caskets, adjustable beds, interior panels, and plastic handles and corners.

Metal casket parts are produced by stamping cold rolled steel, stainless steel, copper and bronze sheets into casket body parts. Locking mechanisms and adjustable beds are produced by stamping and assembling a variety of steel parts. Casket handles and corners are produced from injection molded plastic. The segment purchases from sawmills various species of uncured wood, which it dries and cures. The cured wood is processed into casket components. Other caskets are produced by cutting and forming particleboard and corrugated materials into component parts for assembly.

The segment currently markets its casket products through Company-owned and independent distributors. The segment provides product planning and merchandising and display products to funeral service businesses. These products assist funeral service professionals in providing value and satisfaction to their client families.

The primary basic materials required for casket manufacturing are cold rolled steel, lumber and corrugated materials. The segment also purchases copper, bronze, stainless steel, textiles and coating materials. Blanket purchase orders or supply agreements are typically negotiated with large, integrated steel producers that have demonstrated timely delivery, high quality material and competitive prices. Lumber is purchased from a number of sawmills and distributors. The Company purchases most of its lumber from sawmills within 150 miles of its wood casket manufacturing facility in York, Pennsylvania.

York Casket, continued:

Particleboard and corrugated materials are obtained primarily from major suppliers of wood and paper products. Although the segment purchases some of its supplies and raw materials from a limited number of suppliers, the Company believes that alternative sources are readily available.

The casket business is highly competitive. The segment competes with other manufacturers on the basis of product quality, price, service, design availability and breadth of product line. The segment provides a line of casket products that it believes is more comprehensive than any of its major competitors. Although there are a large number of casket industry participants, the three largest casket manufacturers account for a substantial portion of the finished caskets produced.

Historically, the segment's operations have experienced seasonal variations. Generally, casket sales are highest in the second quarter and lowest in the fourth quarter of each fiscal year. These fluctuations are due in part to the seasonal variance in the death rate, with a greater number of deaths generally occurring in cold weather months.


PATENTS, TRADEMARKS AND LICENSES:

The Company holds a number of domestic and foreign patents and trademarks. However, the Company believes the loss of any or a significant number of patents or trademarks would not have a material impact on consolidated operations or revenues.


BACKLOG:

Because the nature of the Company's Bronze and Graphics Imaging businesses are primarily custom products made to order with short lead times, backlogs are not generally material except for mausoleums and cremation equipment.
Backlogs generally vary in a range of approximately one year of sales for mausoleums and eight to ten months of sales for cremation equipment. Backlogs generally vary in a range of up to four weeks of sales in the Marking Products segment. The York Casket segment normally fills sales orders within one month and, therefore, does not have a significant backlog of unfilled orders.

REGULATORY MATTERS:

The Company's operations are subject to various federal, state and local laws and regulations relating to the protection of the environment. These laws and regulations impose limitations on the discharge of materials into the environment and require the Company to obtain and operate in compliance with conditions of permits and other government authorizations. As such, the Company has developed policies and procedures with respect to environmental, safety and health, including the proper handling, storage and disposal of hazardous materials.

The Company is party to various environmental matters. These include obligations to investigate and mitigate the effects on the environment of the disposal of certain materials at various operating and non-operating sites. The Company is currently performing environmental assessments and remediation at these sites, as appropriate. In addition, prior to its acquisition, York was identified, along with others, by the Environmental Protection Agency as a potentially responsible party for remediation of a landfill site in York, PA. At this time, the Company has not been joined in any lawsuit or administrative order related to the site or its clean-up.

At September 30, 2002, an accrual of $12.2 million has been recorded for environmental remediation (of which $850,000 has been classified in other current liabilities), representing management's best estimate of the probable and reasonably estimable costs of the Company's known remediation obligations. The accrual does not consider the effects of inflation and anticipated expenditures are not discounted to their present value. While final resolution of these contingencies could result in costs different than current accruals, management believes the ultimate outcome will not have a significant effect on the Company's consolidated results of operations or financial position.

ITEM 2.  PROPERTIES.

Principal properties of the Company and its majority-owned subsidiaries as of November 30, 2002 were as follows (properties are owned by the Company except as noted):

Location                     Description of Property              Square Feet
--------                     -----------------------              -----------
Bronze:
  Pittsburgh, PA             Manufacturing / Division Offices        97,000
  Kingwood, WV               Manufacturing                           59,000
  Kingwood, WV               Manufacturing                           43,000(1)
  Melbourne, Australia       Manufacturing                           26,000(1)
  Milton, Ontario, Canada    Manufacturing                           30,000
  Parma, Italy               Manufacturing / Warehouse              231,000(1)
  Searcy, AR                 Manufacturing                          104,000
  Seneca Falls, NY           Manufacturing                           21,000
  Sun City, CA               Manufacturing                           24,000

Graphics Imaging:
  Pittsburgh, PA             Manufacturing / Division Offices        56,000
  Atlanta, GA                Manufacturing                           16,000
  Dallas, TX                 Manufacturing                           15,000(1)
  Denver, CO                 Manufacturing                           12,000(1)
  Goslar, Germany            Manufacturing                           39,000(1)
  High Point, NC             Manufacturing                           35,000(1)
  Kansas City, MO            Manufacturing                           42,000(1)
  Nuremberg, Germany         Manufacturing                           27,000(1)
  St. Louis, MO              Manufacturing                           25,000
  Vienna, Austria            Manufacturing                           12,000(1)
  Julich, Germany            Manufacturing                           20,400(1)

Marking Products:
  Pittsburgh, PA             Manufacturing / Division Offices        85,000
  Gothenburg, Sweden         Manufacturing / Distribution            28,000(1)
  Melbourne, Australia       Leased to distributor                   13,000

York Casket:
  York, PA                   Manufacturing                          307,000
  Quebec, Canada             Manufacturing                           35,000
  Marshfield, MO             Manufacturing                           86,000
  Lynn, IN                   Manufacturing                           76,000
  West Point, MS             Manufacturing                           99,000
  Richmond, IN               Manufacturing/Metal Stamping            92,000
  Richmond, IN               Injection Molding                       18,000(1)

Cremation:
  Apopka, FL                 Manufacturing                           40,000
  Richmond, IN               Manufacturing                          164,000(1)

Corporate Office:
  Pittsburgh, PA             General Offices                         48,000


(1) These properties are leased by the Company under operating lease arrangements. Rent expense incurred by the Company for leased facilities was $2,400,000 in fiscal 2002.

All of the owned properties are unencumbered. The Company believes its facilities are generally well suited for their respective uses and are of adequate size and design to provide the operating efficiencies necessary for the Company to be competitive. The Company's facilities provide adequate space for meeting its near-term production requirements and have availability for additional capacity. The Company intends to continue to expand and modernize its facilities as necessary to meet the demand for its products.



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



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the Company's security holders during the fourth quarter of fiscal year 2002.

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

The Company's Class A Common Stock is traded on the NASDAQ National Market System. The following table sets forth the high, low and closing prices as reported by NASDAQ (adjusted for the stock split) for the periods indicated:

                                               High        Low      Close
                                               ----        ---      -----
     Fiscal 2002:
     Quarter ended:  September 30, 2002       $25.10     $20.85    $23.37
                     June 30, 2002             29.00      23.01     23.35
                     March 31, 2002            25.71      23.00     25.10
                     December 31, 2001         25.58      20.65     24.58

     Fiscal 2001:
     Quarter ended:  September 30, 2001       $22.96     $16.12    $22.06
                     June 30, 2001             22.63      15.86     21.98
                     March 31, 2001            16.56      14.53     16.36
                     December 31, 2000         16.25      12.50     15.78

The Company has a stock repurchase program, which was initiated in 1996.
Under the program, the Company's Board of Directors has authorized the repurchase of a total of 8,000,000 shares (adjusted for stock splits) of Matthews common stock, of which 7,085,072 shares have been repurchased as of September 30, 2002. The buy-back program is designed to increase shareholder value, enlarge the Company's holdings of its common stock, and add to earnings per share. Repurchased shares may be retained in treasury, utilized for acquisitions, or reissued to employees or other purchasers, subject to the restrictions of the Company's Restated Articles of Incorporation.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS, continued.

(b)  Holders:

Based on records available to the Company, the number of registered holders of the Company's common stock was 637 at November 30, 2002.


(c)  Dividends:

A quarterly dividend of $.02750 per share was paid for the fourth quarter of fiscal 2002 to shareholders of record on October 31, 2002. The Company paid quarterly dividends of $.02625 per share for the first three quarters of fiscal 2002 and the fourth quarter of fiscal 2001. The Company paid quarterly dividends of $.025 per share for the first three quarters of fiscal 2001.

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

ITEM 6.  SELECTED FINANCIAL DATA.

                                                       Years ended September 30,
                                    ------------------------------------------------------------------
                                       2002         2001 (2)       2000          1999          1998
                                    ----------    ----------    ----------    ----------    ----------
                                               (Amounts in thousands, except per share data)
                                            (Not Covered by Report of Independent Accountants)
Net sales                             $428,086      $283,282      $266,987      $243,370      $215,379

Gross profit                           160,364       119,436       118,089       103,037        93,050

Operating profit                        68,187        53,357        47,776        40,948        35,929

Interest expense                         4,171         1,647         1,488           867           466

Income before income taxes
  and change in accounting              62,457        51,458        45,938        41,277        37,132

Income taxes                            24,225        19,859        18,015        16,261        14,630
                                       -------       -------       -------       -------       -------

Income before change in accounting      38,232        31,599        27,923        25,016        22,502

Cumulative effect of change in
 accounting, net of tax (1)             (3,226)          -             -             -             -
                                       -------       -------       -------       -------       -------
Net income                            $ 35,006      $ 31,599      $ 27,923      $ 25,016      $ 22,502
                                       =======       =======       =======       =======       =======

Earnings per common share:
 Diluted, before change
   in accounting                        $ 1.20        $ 1.01        $  .88        $  .77        $  .67
 Diluted                                  1.10          1.01           .88           .77           .67
 Basic                                    1.14          1.03           .90           .79           .69

Weighted-average common
 shares outstanding:
 Basic                                  30,765        30,560        31,031        31,703        32,673
 Diluted                                31,796        31,320        31,703        32,482        33,540

Cash dividends per share                $ .106        $ .101        $ .096        $ .091        $ .086

Total assets                          $422,601      $288,952      $220,665      $225,678      $187,206
Long-term debt, noncurrent              96,487        40,726        13,908        14,144         1,435

(1)  In fiscal 2002, the Company recorded a pre-tax charge of $5,255 ($.10 per share after-tax) for transitional goodwill impairment as a result of the adoption of Statement of Financial Accounting
Standards No. 142, "Goodwill and Other Intangible Assets."
(2)  The second quarter of fiscal 2001 included after-tax income of $300 ($.01 per share) from special items which consisted of a pre-tax gain of $7,099 on the sale of a subsidiary and asset impairments, restructuring costs and other special pre-tax charges totaling $6,600 (see Note 19 to the Consolidated
Financial Statements).

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

                                      Years Ended
                                     September 30,           Percentage Change
                                ----------------------       -----------------
                                                              2002-     2001-
                                2002    2001(2)   2000         2001      2000
                                ----    ------    ----        -----     -----
Sales                          100.0%   100.0%   100.0%        51.1%      6.1%
Gross profit                    37.5     42.2     44.2         34.3       1.1
Operating profit                15.9     18.8     17.9         27.8      11.7
Income before taxes (1)         14.6     18.2     17.2         21.4      12.0
Net income (1)                   8.9     11.2     10.5         21.0      13.2

(1) Before cumulative effect of change in accounting. In fiscal 2002, the Company recorded a pre-tax charge of $5.3 million ($.10 per share after tax) for transitional goodwill impairment (see "Goodwill").
(2) Fiscal 2001 included after-tax income of $300,000 ($.01 per share) from special items (see "Special Items").

Comparison of Fiscal 2002 and Fiscal 2001:

Sales for the year ended September 30, 2002 were $428.1 million and were $144.8 million, or 51.1%, higher than sales of $283.3 million for the year ended September 30, 2001. The increase primarily related to the acquisition of The York Group, Inc. ("York") on December 3, 2001. Sales for the York Casket segment totaled $107.5 million from the acquisition date through September 30, 2002. Bronze segment sales for fiscal 2002 were $197.1 million, $33.0 million, or 20.1%, higher than fiscal 2001. The increase in Bronze sales primarily resulted from the acquisition of the commemorative products business of York in May 2001, higher mausoleum construction revenues and increased sales of bronze memorial and architectural products. Mausoleum sales for fiscal 2002 were 29% higher than fiscal 2001. Architectural product sales were higher in fiscal 2002 as orders for architectural commemorative and tribute products increased following the events of September 11, 2001. Fiscal 2002 sales for the Graphics Imaging segment were $94.8 million, representing an increase of $5.2 million, or 5.9%, over fiscal 2001. The increase primarily reflected the acquisitions of Scholler GmbH ("Scholler") in January 2001 and Rudolf Reproflex GmbH ("Rudolf") in July 2001, which were partially offset by the divestiture in January 2001 of the Company's investment in Tukaiz Communications, L.L.C. ("Tukaiz"). In addition, sales for the Graphics Imaging segment's domestic operations were adversely impacted by continued weak demand and price pressure for printing plates sold into the corrugated and primary packaging markets.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued.


Comparison of Fiscal 2002 and Fiscal 2001, continued:

Marking Products segment sales for the year ended September 30, 2002 were $28.7 million, compared to $29.6 million for fiscal 2001. The decline of $970,000, or 3.3%, was mainly due to a drop in demand for equipment products sold to the tire, automotive and building segments of the economy. For fiscal 2002, higher foreign currency values against the U.S. dollar had a favorable impact of approximately $2.0 million on the Company's consolidated sales compared to fiscal 2001.

Gross profit for the year ended September 30, 2002 was $160.4 million, compared to $119.4 million for the year ended September 30, 2001. The increase in consolidated gross profit primarily resulted from the acquisition of York on December 3, 2001. Gross profit for the Bronze segment for fiscal 2002 increased from fiscal 2001 due to higher sales. Gross margin percentages for the segment were consistent with fiscal 2001. Fiscal 2002 gross profit for the Graphics Imaging segment declined from fiscal 2001 principally reflecting the divestiture of Tukaiz combined with the unfavorable impact of price pressure on printing plate sales. These declines were offset partially by the acquisitions of Scholler and Rudolf. Gross profit for the Marking Products segment for fiscal 2002 declined as a result of lower sales volume. Consolidated gross profit as a percent of sales for the year ended September 30, 2002 declined to 37.5%, compared to 42.2% for fiscal 2001. Factors contributing to this decline included the addition of York Casket revenues, which generally have lower margins than other Matthews segments, price pressure in the Graphics Imaging segment and an increase in pension and health care costs for all segments.

Selling and administrative expenses for the year ended September 30, 2002 were $92.2 million, representing an increase of $23.9 million, or 35.0%, over fiscal 2001. Fiscal 2001 selling and administrative expenses included special charges of $1.2 million (see "Special Items"). Excluding special charges, selling and administrative expenses increased $25.1 million, or 37.4%, from fiscal 2001. The increase primarily resulted from the acquisition of York in December 2001 and York's commemorative products business in May 2001. In addition, selling and administrative expenses for the Bronze segment included costs of $2.2 million incurred in connection with a potential acquisition in the cremation equipment business, which was terminated and not completed. Excluding special charges, selling and administrative expenses declined in the Graphics Imaging and Marking Products segments due to cost control efforts, lower domestic sales and the divestiture of Tukaiz.

Fiscal 2002 consolidated selling and administrative expenses were favorably impacted by the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, the Company discontinued the amortization of goodwill effective October 1, 2001. Goodwill amortization was $3.6 million for the year ended September 30, 2001. The favorable impact of SFAS No. 142 on operating profit was more than offset by increases in pension and health care costs. Pension costs were adversely effected by a decline in the Company's pension fund assets. Consolidated selling and administrative expenses as a percent of sales were 21.5% for the year ended September 30, 2002 compared to 23.7% (excluding special charges) in fiscal 2001, principally due to the lower ratio of selling and administrative costs for York Casket sales.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued.


Comparison of Fiscal 2002 and Fiscal 2001, continued:

Operating profit for the year ended September 30, 2002 was $68.2 million, representing an increase of $14.8 million, or 27.8%, over operating profit of $53.4 million for the year ended September 30, 2001. Fiscal 2001 operating profit was favorably impacted by special items (including special charges classified as selling and administrative expenses) of $1.0 million. Excluding these special items, consolidated operating profit for the year ended September 30, 2001 was $52.4 million. A significant portion of the increase in fiscal 2002 operating profit resulted from the addition of the York Casket segment in December 2001. Operating profit for the York Casket segment was $10.0 million from the acquisition date through September 30, 2002. Bronze segment operating profit was $44.9 million for the year ended September 30, 2002 compared to $37.7 million (excluding special items) for fiscal 2001. The increase in Bronze operating profit primarily reflected the acquisition of the commemorative products business of York and higher sales of memorial and architectural products. Fiscal 2002 operating profit for the Bronze segment also included a loss of $540,000 on the sale in March 2002 of its granite import business. Graphics Imaging operating profit for the year ended September 30, 2002 was $9.7 million compared to $10.0 million (excluding special items) for fiscal 2001. The slight decline was due primarily to the divestiture of Tukaiz, which was nearly offset by the acquisitions of Scholler and Rudolf. Fiscal 2002 operating profit for the Marking Products segment was $3.6 million, compared to $4.6 million (excluding special items) a year ago. The decline reflected lower sales combined with higher employee benefit costs in the current fiscal year. Higher foreign currency values against the U.S. dollar had a favorable impact of approximately $460,000 on the Company's consolidated operating profit for the year ended September 30, 2002 compared to fiscal 2001.

Investment income for the year ended September 30, 2002 was $1.6 million compared to $2.4 million for the year ended September 30, 2001. The decrease resulted from a lower rate of return on investments during the year. Interest expense for the year ended September 30, 2002 was $4.2 million, compared to $1.6 million for the year ended September 30, 2001. The increase in interest expense primarily reflected borrowings of $124.5 million in December 2001 primarily in connection with the acquisition of York.

Other income (deductions), net, for the year ended September 30, 2002 represented a reduction in pre-tax income of $119,000, compared to a reduction of $279,000 for fiscal 2001. Minority interest deduction for fiscal 2002 was $3.0 million compared to $2.3 million for fiscal 2001. The higher minority interest deduction for fiscal 2002 resulted from the acquisitions of Scholler and Rudolf, offset partially by the divestiture of Tukaiz.

The Company's effective tax rate for the year ended September 30, 2002 was 38.8%, compared to 38.6% for the year ended September 30, 2001. The slight increase resulted primarily from higher foreign income taxes for the year.
The difference between the Company's effective tax rate in fiscal 2002 and the Federal statutory rate of 35% primarily reflected the impact of state and foreign income taxes.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued.


Goodwill:

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses the financial statement accounting for goodwill and other intangible assets upon acquisition and the accounting subsequent to their initial recognition in the financial statements. The Company adopted SFAS No. 142 effective October 1, 2001. Under this standard, goodwill related to business combinations is no longer amortized, but is subject to periodic review for impairment. Excluding goodwill amortization, income before income taxes and net income for the year ended September 30, 2001 would have been $55.0 million and $34.0 million, respectively.

The new standard also requires a periodic assessment of the carrying value of goodwill for impairment. If the carrying value of a reporting unit exceeds its implied fair value, an impairment loss must be recognized. For purposes of testing for transitional impairment, the Company used a combination of valuation techniques, including discounted cash flows. Based on this assessment, the Company recorded a pre-tax charge in fiscal 2002 for transitional goodwill impairment of $5.3 million ($3.2 million after-tax).
The impairment was primarily related to a reporting unit within the Company's Bronze segment and was determined based upon a comparison of carrying value to fair market value as determined by a combination of valuation techniques, including discounted cash flows. Prior to the adoption of SFAS No. 142, valuation for impairment was determined using undiscounted future cash flows.


Comparison of Fiscal 2001 and Fiscal 2000:

Sales for the year ended September 30, 2001 were $283.3 million and were $16.3 million, or 6.1%, higher than sales of $267.0 million for the year ended September 30, 2000. Bronze segment sales for fiscal 2001 were $164.1 million, which was 15.3% higher than fiscal 2000, primarily reflecting an increase in mausoleum construction revenues and the acquisition of the commemorative products business of York in May 2001. The Bronze segment also benefited from an increase in architectural product sales due to the acquisition of The SLN Group, Inc. in October 2000. Fiscal 2001 sales for the Graphics Imaging segment were $89.6 million, representing a decrease of 2.8% below fiscal 2000. The decline reflected the sale of Tukaiz in January 2001 (see "Disposition"). Fiscal 2001 revenues for Tukaiz up to the disposition date were $6.5 million, compared to $23.5 million for the year ended September 30, 2000. The sales decline from the divestiture of Tukaiz was partially offset by the Company's acquisitions of Repro-Busek GmbH ("Busek") in August 2000, Press Ready Plate, Inc. in November 2000, Scholler in January 2001 and Rudolf in July 2001. Marking Products segment sales for the year ended September 30, 2001 were $29.6 million compared to $32.5 million for fiscal 2000. The decline was mainly due to a drop in demand for equipment products sold to the tire, automotive and building segments of the domestic economy. For the year ended September 30, 2001, declines in foreign currency values against the U.S. dollar had an unfavorable impact of approximately $5.5 million on the Company's consolidated sales compared to fiscal 2000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued.


Comparison of Fiscal 2001 and Fiscal 2000, continued:

Gross profit for the year ended September 30, 2001 was $119.4 million, compared to $118.1 million for fiscal 2000. The increase in consolidated gross profit reflected higher sales in the Bronze segment offset partially by the divestiture of Tukaiz, a decline in sales for the Marking Products segment and a change in product mix in the Bronze segment. Fiscal 2001 reflected higher mausoleum construction revenues in the Bronze segment, which generally have lower margins than the segment's memorial products. Consolidated gross profit as a percent of sales for the year ended September 30, 2001 declined to 42.2%, compared to 44.2% for fiscal 2000, primarily reflecting the change in product mix within the Bronze segment.

Selling and administrative expenses for the year ended September 30, 2001 were $68.3 million, representing a decrease of $2.1 million, or 2.9%, compared to fiscal 2000. Fiscal 2001 selling and administrative expenses included special charges of $1.2 million (see "Special Items"). Excluding the special charges, selling and administrative expenses declined $3.2 million, or 4.6%, from fiscal 2000 reflecting the divestiture of Tukaiz, internal cost control initiatives and lower employee benefit costs. Employee benefit costs were favorably impacted by an increase in the Company's pension fund assets during fiscal 2000, which was partially offset by an increase in health care costs. Excluding special charges, consolidated selling and administrative expenses as a percent of sales was 23.7% for fiscal 2001 compared to 26.3% for fiscal 2000.

Operating profit for the year ended September 30, 2001 was $53.4 million, representing an increase of $5.6 million, or 11.7%, over operating profit of $47.8 million for fiscal 2000. Fiscal 2001 operating profit was favorably impacted by special items (including special charges classified as selling and administrative expenses) of $1.0 million. Excluding these special items, consolidated operating profit for fiscal 2001 was $52.4 million. Excluding special items, operating profit for the Graphics Imaging segment for fiscal 2001 was $10.0 million, representing an increase of 4.2% over fiscal 2000.
The increase was due to a combination of factors including cost control initiatives, contributions from the segment's recent acquisitions and higher profitability of the Company's 50%-owned affiliate, O.N.E. Color Communications L.L.C. These increases were partially offset by the divestiture of Tukaiz. Fiscal 2001 operating profit for Tukaiz up to the disposition date was $700,000, compared to $2.7 million for the year ended September 30, 2000. Bronze segment operating profit, excluding special items, for the year ended September 30, 2001 was $37.7 million, compared to $33.4 million for fiscal 2000. Fiscal 2001 reflected the benefits of the acquisition of the commemorative products business of York, higher mausoleum construction revenues, cost control initiatives and lower employee benefit costs. Operating profit, excluding special items, for the Marking Products segment for the year ended September 30, 2001 was $4.6 million, compared to operating profit of $4.7 million for fiscal 2000. The reduction in the segment's operating profit reflected a decline in sales for the year, which was partially offset by lower selling and administrative costs. Declines in foreign currency values against the U.S. dollar had an unfavorable impact of approximately $1.0 million on the Company's consolidated operating profit for the year ended September 30, 2001 compared to fiscal 2000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued.


Comparison of Fiscal 2001 and Fiscal 2000, continued:

Investment income for fiscal 2001 was $2.4 million compared to $1.8 million for fiscal 2000. The increase reflected higher average cash and investment balances and realized gains on sales of investment securities. Interest expense for the year ended September 30, 2001 was $1.6 million, compared to $1.5 million for fiscal 2000. The increase in interest expense principally reflected the effect of new borrowings of $30.0 million in connection with the acquisition of the commemorative products business of York, which was partially offset by reduced debt from the divestiture of Tukaiz.

Other income (deductions), net, for fiscal 2001 represented a reduction to pre-tax income of $279,000, compared to an increase of $125,000 for fiscal 2000. Fiscal 2001 other deductions included a special contribution of $500,000 to the Jas. H. Matthews Educational and Charitable Trust. Minority interest deduction approximated $2.3 million for both fiscal 2001 and fiscal 2000. Increases in minority interest deduction for fiscal 2001 from the recent acquisitions of Busek, Scholler and Rudolf were offset by a reduction due to the divestiture of Tukaiz.

The Company's effective tax rate for the year ended September 30, 2001 was 38.6%, compared to 39.2% for the year ended September 30, 2000. The reduction resulted primarily from a lower effective state income tax rate for fiscal 2001. The difference between the Company's effective tax rate in fiscal 2001 and the Federal statutory rate of 35% primarily reflected the impact of state and foreign income taxes and non-deductible goodwill amortization.


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

In connection with the restructuring of certain operations within the Graphics Imaging and Marking Products segments, asset impairments of $4.0 million were recorded, which primarily reflected a reduction in the value of goodwill related to various investments. In accordance with the Company's accounting policies, management evaluated the net realizable value of such goodwill and, based on this analysis, goodwill was reduced to reflect estimated fair value. Asset impairments also included other write-downs of certain assets to reflect estimated realizable values.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued.


Special Items, continued:

In addition, special items included restructuring costs of $1.2 million for certain operations within the Graphics Imaging and Marking Products segments. These restructuring costs were designed to improve operating efficiency and primarily included consulting fees and personnel reduction costs. Special items also included non-recurring expenses of approximately $1.4 million, which consisted of costs incurred in connection with a potential acquisition which was not completed, a special contribution to the Company's educational and charitable trust of $500,000 (classified in other deductions), and other one-time charges.



LIQUIDITY AND CAPITAL RESOURCES:

Net cash provided by operating activities was $55.5 million for the year ended September 30, 2002, compared to $39.0 million for fiscal 2001 and $39.0 million for fiscal 2000. Operating cash flow for fiscal 2002 primarily reflected net income adjusted for depreciation and amortization (non-cash charges) and the impairment of goodwill resulting from the adoption of SFAS No. 142 (see "Goodwill"). Operating cash flow for fiscal 2002 also included a tax benefit of $5.5 million from exercised stock options. For the year ended September 30, 2001, operating cash flow reflected net income, excluding the gain on the sale of Tukaiz, adjusted for depreciation, amortization and impairment losses (non-cash items) in connection with the special charges recorded in the fiscal 2001 second quarter. Fiscal 2000 operating cash flow principally reflected the Company's net income adjusted for non-cash expenses such as depreciation and amortization. Operating cash flow for fiscal 2000 also included a tax benefit of $2.4 million from exercised stock options.

Cash used in investing activities was $86.6 million for the year ended September 30, 2002, compared to $54.5 million and $24.4 million for fiscal years 2001 and 2000, respectively. Investing activities for fiscal 2002 included payments (net of cash acquired) of $88.8 million in connection with acquisitions, principally related to York (December 2001) and Rudolf (July
2001). Although Rudolf was acquired in fiscal 2001, the purchase price (approximately $11.0 million) was paid in the first quarter of fiscal 2002. See "Acquisitions" for further discussion of the Company's acquisitions during the last three fiscal years. Fiscal 2002 investing activities also reflected capital expenditures of $10.1 million, proceeds of $9.0 million from the net disposition of investment securities and proceeds of $2.0 million from the sale of the Company's granite import business.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued.


LIQUIDITY AND CAPITAL RESOURCES, continued:

Fiscal 2001 investing activities primarily reflected the acquisitions of the commemorative products business of York ($45.0 million), The SLN Group, Inc., Press Ready Plate, Inc. and Scholler. Investing activities in fiscal 2001 also included proceeds of $18.6 million from the sale of Tukaiz, capital expenditures of $7.3 million and the final payment of Lit. 7.2 billion in connection with the acquisition of Caggiati S.p.A (June 1999). In accordance with the Caggiati S.p.A. purchase agreement, Matthews paid Lit. 20.2 billion upon closing, with Lit. 7.2 billion paid on June 1, 2000 and the remainder of Lit. 7.2 billion paid on June 1, 2001. Investing activities in fiscal 2000 consisted of capital expenditures totaling $7.7 million, net purchases of investment securities of $4.9 million and payments of $12.2 million in connection with the acquisitions of S+T, Busek and Caggiati S.p.A. The purchase price for the acquisition of a 50% interest in S+T (September 1998) was paid in January 2000 in accordance with the purchase agreement.

Capital expenditures were $10.1 million for the year ended September 30, 2002, compared to $7.3 million and $7.7 million for fiscal 2001 and 2000, respectively. Capital expenditures in each of the last three fiscal years reflected reinvestment in the Company's business segments and were made primarily for the purchase of new manufacturing machinery, equipment and facilities designed to improve product quality, increase manufacturing efficiency, lower production costs and meet regulatory requirements. The higher level of capital expenditures in fiscal 2002 resulted primarily from the addition of the York Casket segment. Capital expenditures for the last three fiscal years were primarily financed through operating cash. Capital spending for property, plant and equipment has averaged $8.3 million for the last three fiscal years. The capital budget for fiscal 2003 is $11.5 million. The Company expects to generate sufficient cash from operations to fund all anticipated capital spending projects.

Cash provided by financing activities for the year ended September 30, 2002 was $58.5 million, reflecting proceeds from long-term debt of $126.4 million, debt repayments of $71.3 million, net proceeds of $6.7 million from the sale of treasury stock (stock option exercises), and dividends of $3.3 million ($0.106 per share) to the Company's shareholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued.


LIQUIDITY AND CAPITAL RESOURCES, continued:

On December 3, 2001, the Company entered into a Revolving Credit Facility for $125.0 million with a syndicate of four financial institutions. Borrowings under the facility, which matures on November 30, 2004, bear interest at LIBOR plus a factor ranging from .75% to 1.5% based on the Company's leverage ratio. The leverage ratio is defined as net indebtedness divided by EBITDA (earnings before interest, taxes, depreciation and amortization). The weighted-average interest rate on outstanding borrowings under this facility at September 30, 2002 was 3.09%. The Company is required to pay an annual commitment fee ranging from .20% to .375% (based on the Company's leverage ratio) of the unused portion of the facility. The Revolving Credit Facility requires the Company to maintain minimum levels of consolidated net worth and fixed charge and interest coverage ratios. A portion of the facility (not to exceed $10.0 million) is available for the issuance of trade and standby letters of credit. The Revolving Credit Facility replaced the existing Revolving Credit and Term Loan Agreement. The Company borrowed $124.5 million under the Revolving Credit Facility on December 3, 2001 in connection with the acquisition of York, and for the repayment of all amounts outstanding under its Revolving Credit and Term Loan Agreement. The outstanding balance on the Revolving Credit Facility was $84.5 million at September 30, 2002.

Cash provided by financing activities for fiscal 2001 was $16.0 million, consisting of proceeds from long-term debt of $32.4 million, offset partially by net treasury stock purchases of $12.0 million, repayments of $1.3 million on long-term debt, and dividends of $3.1 million ($0.101 per share) to the Company's shareholders. Fiscal 2001 proceeds from long-term debt primarily reflected borrowings of $30.0 million under the Revolving Credit and Term Loan Agreement in connection with the acquisition of the commemorative products business of York. At September 30, 2001, outstanding borrowings under the agreement totaled $30.0 million at an interest rate of 3.36%.

Cash used in financing activities for the year ended September 30, 2000 was $14.4 million, consisting of net treasury stock purchases of $9.9 million, proceeds of $3.9 million from borrowings by Caggiati S.p.A., repayments of $5.4 million on long-term debt of Caggiati S.p.A. and Tukaiz, and dividend payments of $3.0 million ($0.096 per share) to the Company's shareholders.

The Company has a line of credit of $500,000 (Canadian dollars), which provides for borrowings at the bank's prime interest rate. There were no borrowings outstanding on this line of credit at September 30, 2002 and 2001. Caggiati S.p.A. has four lines of credit totaling 11.8 million Euros (U.S.$11.7 million) with various banks. Outstanding borrowings on these lines approximated $4.1 million at September 30, 2002 and 2001. The weighted-average interest rate on these borrowings, which are collateralized by certain trade accounts receivable, was 3.5% at September 30, 2002.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued.


LIQUIDITY AND CAPITAL RESOURCES, continued:

The Company has a stock repurchase program, which was initiated in 1996.
Under the program, the Company's Board of Directors has authorized the repurchase of a total of 8,000,000 shares (adjusted for stock splits) of Matthews common stock, of which 7,085,072 shares have been repurchased as of September 30, 2002. The buy-back program is designed to increase shareholder value, enlarge the Company's holdings of its common stock, and add to earnings per share. Repurchased shares may be retained in treasury, utilized for acquisitions, or reissued to employees or other purchasers, subject to the restrictions of the Company's Restated Articles of Incorporation.

Consolidated working capital of the Company was $68.8 million at September 30, 2002, compared to $35.8 million and $48.0 million at September 30, 2001 and 2000, respectively. The higher level of working capital at September 30, 2002 reflected the acquisition of York. In addition, working capital at September 30, 2001 reflected a liability of approximately $11.0 million for the acquisition of Rudolf. Cash and cash equivalents were $57.1 million at September 30, 2002, compared to $28.7 million and $29.2 million at September 30, 2001 and 2000, respectively. The Company's current ratio at September 30, 2002 was 1.8, compared to 1.5 and 2.0 at September 30, 2001 and 2000, respectively.


RESTRUCTURING AND RELOCATION COSTS

Accrued reserves for restructuring and relocation costs were $3.7 million at September 30, 2002. These reserves have been provided for the restructuring, sale or closure of certain of York's operations and facilities, including the disposition of York's remaining distribution operations and the relocation of York's administrative functions to Pittsburgh. The accrued liability includes previously established reserves assumed with the acquisition of York as well as reserves recorded for costs to be incurred as a result of the acquisition. The majority of the restructuring and relocation activities included in the reserves are expected to be completed during fiscal 2003.

Restructuring reserves recorded for costs to be incurred as a result of the acquisition were recorded as a purchase accounting adjustment and did not affect the fiscal 2002 operating results of the Company. Accrued costs of $665,000 related to the relocation of York's administrative functions to Pittsburgh were expensed during fiscal 2002. Other accrued costs related to the relocation were recorded as a purchase accounting adjustment.


ENVIRONMENTAL MATTERS

The Company's operations are subject to various federal, state and local laws and regulations relating to the protection of the environment. These laws and regulations impose limitations on the discharge of materials into the environment and require the Company to obtain and operate in compliance with conditions of permits and other government authorizations. As such, the Company has developed policies and procedures with respect to environmental, safety and health, including the proper handling, storage and disposal of hazardous materials.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued.


ENVIRONMENTAL MATTERS, continued:

The Company is party to various environmental matters. These include obligations to investigate and mitigate the effects on the environment of the disposal of certain materials at various operating and non-operating sites. The Company is currently performing environmental assessments and remediation at these sites, as appropriate. In addition, prior to its acquisition, York was identified, along with others, by the Environmental Protection Agency as a potentially responsible party for remediation of a landfill site in York, PA. At this time, the Company has not been joined in any lawsuit or administrative order related to the site or its clean-up.

At September 30, 2002, an accrual of $12.2 million has been recorded for environmental remediation (of which $850,000 has been classified in other current liabilities), representing management's best estimate of the probable and reasonably estimable costs of the Company's known remediation obligations. The accrual, which reflects previously established reserves assumed with the acquisition of York and additional reserves recorded as a purchase accounting adjustment, does not consider the effects of inflation and anticipated expenditures are not discounted to their present value. While final resolution of these contingencies could result in costs different than current accruals, management believes the ultimate outcome will not have a significant effect on the Company's consolidated results of operations or financial position.


ACQUISITIONS:

On May 24, 2001, Matthews and York signed a merger agreement whereby Matthews would acquire 100% of the outstanding common shares of York for $10 cash per share. Matthews also agreed to pay up to an additional $1 cash per share based on excess cash (as defined in the merger agreement) remaining on York's balance sheet as of October 31, 2001. On December 3, 2001, this transaction was completed at $11 per share. At December 3, 2001, there were 8,940,950 shares of York common stock outstanding. The transaction was financed by Matthews through borrowings under a $125.0 million Revolving Credit Facility (see "Liquidity and Capital Resources"). The acquisition of York, which is the second leading casket manufacturer in the United States, is expected to expand Matthews' position in the death care industry. York operates as a wholly-owned subsidiary and separate segment of Matthews.

On May 24, 2001, Matthews acquired the commemorative products business of York for $45.0 million. The transaction was completed through the purchase of certain assets (pursuant to an asset purchase agreement) and stock of subsidiaries under the commemorative products segment of York (pursuant to a stock purchase agreement). As part of the transaction, Matthews acquired York's manufacturing facilities in Kingwood, West Virginia and Bryan, Texas. The acquisition of York is intended to expand Matthews' product offerings to the death care industry. The transaction was financed by Matthews through existing cash on hand and a $30.0 million bank loan under the Company's Revolving Credit and Term Loan Agreement (see "Liquidity and Capital Resources").

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued.


ACQUISITIONS, continued:

Effective July 1, 2001, Matthews acquired a 75% interest in Rudolf, which is headquartered in Goslar, Germany. The purchase price of DM 24 million (U.S.$11.0 million) was paid in October 2001. In January 2001, Matthews acquired a 75% interest in Scholler, which is located in Nuremberg, Germany. In August 2000, Matthews purchased a 75% interest in Busek, which is headquartered in Vienna, Austria. Products and services of Rudolf, Scholler and Busek include pre-press packaging, digital and analog flexographic printing plates, design, artwork, lithography and color separation. The acquisitions of Rudolf, Scholler and Busek are an important part of the Matthews strategy to become a worldwide leader in the graphics industry and serve existing multinational customers on a global basis.

In October 2000, Matthews acquired certain assets and liabilities of The SLN Group, Inc. ("SLN"). SLN is a manufacturer and marketer of photo-etched metal plaques and water-jet cut letters and logos. The acquisition of SLN was intended to broaden Matthews' offerings for identification and recognition products. In November 2000, Matthews acquired Press Ready Plate, Inc. ("Press Ready"). Press Ready, located in Kansas City, Missouri, provides pre-press services and printing plates to the primary packaging industry. The acquisition of Press Ready was designed to increase Matthews' presence in the market for pre-press services used by the primary packaging industry.

Matthews has accounted for these acquisitions using the purchase method and, accordingly, recorded the acquired assets and liabilities at their estimated fair values at the acquisition dates. The excess of the purchase price over the estimated fair value of the net assets acquired was recorded as goodwill, which, until September 30, 2001, had been amortized on a straight-line basis over periods ranging from 20 to 25 years, except for Rudolf, which was acquired July 1, 2001 (subsequent to the effective date of SFAS No. 141). In June 2001, the FASB issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires the purchase method of accounting (instead of pooling-of-interests) for all business combinations initiated after June 30, 2001. In addition, goodwill related to business combinations after June 30, 2001 is not amortized, but is subject to periodic review for impairment. Effective October 1, 2001, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." As a result, goodwill from acquisitions prior to July 1, 2001 is no longer amortized and is also subject to periodic review for impairment (see "Result of Operations - Goodwill").


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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued.


FORWARD-LOOKING INFORMATION:

The Company's objective with respect to operating performance is to increase annual earnings per share in the range of 12% to 15% annually. For the past eight fiscal years, the Company has achieved an average annual increase in earnings per share of 15.1%.

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

Based on the expected impact of the Company's recent acquisitions, anticipated internal growth and the unfavorable impact of changes in pension and health care costs, the Company expects to achieve diluted earnings per share of $1.36
for the fiscal year ended September 30, 2003.   In addition, the Company has
scaled back the repurchases of its common stock and intends to concentrate its efforts at this time on using excess cash for the repayment of debt.


FTC INVESTIGATION:

Matthews received a preliminary inquiry from the Federal Trade Commission ("FTC") requesting information with respect to its acquisition and merger related activities during 2001 with York. On December 20, 2002, the Company was advised by the FTC that no further action was warranted by the FTC and the investigation has been closed.


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


CRITICAL ACCOUNTING POLICIES:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Therefore, the determination of estimates requires the exercise of judgment based on various assumptions and other factors such as historical experience, economic conditions, and in some cases, actuarial techniques. Actual results may differ from those estimates. A discussion of market risks affecting the Company can be found in Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," of this Annual Report on Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued.


CRITICAL ACCOUNTING POLICIES, continued:

The Company's significant accounting policies are included in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K. Management believes that the application of these policies on a consistent basis enables the Company to provide useful and reliable financial information about the company's operating results and financial condition. The following accounting policies involve significant estimates, which are considered critical to the preparation of the Company's consolidated financial statements for the year ended September 30, 2002.

Allowance for Doubtful Accounts:

The allowance for doubtful accounts is based on an evaluation of specific customer accounts in which available facts and circumstances indicate collectibility may be a problem. In addition, the allowance includes a general reserve for all customers based on historical collection experience.


Long-Lived Assets:

Property, plant and equipment, goodwill and other intangible assets are carried at cost. Depreciation on property, plant and equipment is computed primarily on the straight-line method over the estimated useful lives of the assets. Under SFAS No. 142, goodwill is no longer amortized, but is subject to periodic review for impairment. Intangible assets are amortized over their estimated useful lives, unless such lives are considered to be indefinite. A significant decline in cash flows generated from these assets may result in a write-down of the carrying values of the related assets.

Pension Costs:

Pension assets and liabilities are determined on an actuarial basis and are affected by the market value of plan assets, estimates of the expected return on plan assets and the discount rate used to determine the present value of benefit obligations. Actual changes in the fair market value of plan assets and differences between the actual return on plan assets, the expected return on plan assets and changes in the selected discount rate will affect the amount of pension cost.

Estimated Finishing Costs:

Estimated costs for finishing have been provided for bronze memorials, vases and granite bases which have been manufactured, sold to customers and placed in storage for future delivery.

Environmental Reserve:

Environmental liabilities are recorded when the Company's obligation is probable and reasonably estimable. Accruals for losses from environmental remediation obligations do not consider the effects of inflation, and anticipated expenditures are not discounted to their present value.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued.


LONG-TERM CONTRACTUAL OBLIGATIONS AND COMMITMENTS:

The following table summarizes the Company's contractual obligations at September 30, 2002, and the effect such obligations are expected to have on its liquidity and cash flows in future periods.

                                                                  Payments due by:
                                                  ------------------------------------------------
                                                                                             After
                                         Total       2003      2004 to 2005   2006 to 2007    2007
                                       ---------  -----------  ------------   ------------  ------
Contractual Cash Obligations:                         (Dollar amounts in thousands)
Revolving credit facility               $ 84,500     $   -       $ 84,500       $  -        $  -
Notes payable to banks                    13,586       1,804        2,624        2,365       6,793
Short-term borrowings                      4,150       4,150          -            -           -
Capital lease obligations                    378         173          180           25         -
Non-cancelable operating leases           10,183       3,105        3,870        1,479       1,729
Purchase obligation                        4,500(1)      -          4,500          -           -
                                         -------       -----       ------        -----      ------
Total contractual cash obligations      $117,297     $ 9,232     $ 95,674       $3,869      $8,522
                                         =======       =====       ======        =====      ======

(1) The Company has an obligation to purchase the remaining fifty percent interest in its 50%
owned affiliate, O.N.E. Color Communications, LLC ("O.N.E.") no later than 2004.  The purchase price is contingent on the attainment of certain operating performance levels of O.N.E. with such payment to be not less than $4.5 million.  A liability has been recorded in the consolidated financial statements for the present value of the future minimum payout.

The Company believes that its current liquidity sources, combined with its operating cash flow and borrowing capacity, will be sufficient to meet its capital needs for the foreseeable future.


SUBSEQUENT EVENT:

Beginning with the first quarter of fiscal 2003, Matthews changed its internal reporting structure and will report five segments of business for financial reporting. In fiscal 2002, the Company reported four business segments:
Bronze, Graphics Imaging, Marking Products and York Casket. The fifth business will be reported as the Cremation segment. The Cremation segment will consist of the Company's cremation equipment business (formerly part of the Bronze segment) located in Florida and the Company's cremation casket business (formerly part of the York Casket segment) located in Indiana. The objective of the new segment, which is expected to generate approximately $20 million in sales for fiscal 2003, is to focus on the fastest growing segment of the death care industry, which is cremation products and services and increase the Company's participation in this market.

INFLATION:

Inflation has not had a material impact on the Company over the past three years nor is it anticipated to have a material impact for the foreseeable future.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued.


ACCOUNTING PRONOUNCEMENTS:

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses the financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." The principal difference between SFAS No. 146 and EITF Issue No. 94-3 relates to its requirements for recognition of a liability for costs associated with an exit or disposal activity. SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue No. 94-3, a liability for exit costs as defined in Issue No. 94-3 was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146, which is not expected to have a material impact on the Company's results of operations or financial position, will be effective for exit or disposal activities initiated after December 31, 2002.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets, including long-lived assets to be held and used, long-lived assets to be disposed of other than by sale and long-lived assets to be disposed of by sale. This statement, which is effective for the Company's fiscal year ended September 30, 2003, is not expected to have a material impact on the Company's results of operations or financial position.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


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

The Company's most significant long-term debt instrument, the Revolving Credit Facility, bears interest at variable rates based on LIBOR and the carrying amount of such debt approximates fair value. In the normal course of business, the Company is exposed to commodity price fluctuations related to the purchases of certain materials and supplies (such as bronze ingot, steel and wood) used in its manufacturing operations. The Company obtains competitive prices for materials and supplies when available. The Company is subject to foreign currency exchange rate changes in the conversion from local currencies to the U.S. dollar of the reported financial position and operating results of its non-U.S. based subsidiaries.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


Description                                                              Pages
-----------                                                              -----

Report of Independent Accountants                                          34

Consolidated Balance Sheet                                               35-36

Consolidated Statement of Income                                           37

Consolidated Statement of Shareholders' Equity                             38

Consolidated Statement of Cash Flows                                       39

Notes to Consolidated Financial Statements                               40-63

Supplementary Financial Information                                        64

Report of Independent Accountants
 on Financial Statement Schedule                                           65

Financial Statement Schedule                                               66

                       REPORT OF INDEPENDENT ACCOUNTANTS






To the Shareholders and
 Board of Directors of
 Matthews International Corporation:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Matthews International Corporation and subsidiaries at September 30, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 20 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." Accordingly, the Company changed its method of accounting for goodwill in 2002.





PRICEWATERHOUSECOOPERS LLP


Pittsburgh, Pennsylvania
November 14, 2002

              MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                          September 30, 2002 and 2001
              (Dollar amounts in thousands, except per share data)
                                  ----------


ASSETS                                                   2002            2001
                                                         ----            ----
Current assets:
  Cash and cash equivalents                          $ 57,101        $ 28,691
  Short-term investments                                4,565             240
  Accounts receivable, net of allowance
    for doubtful accounts of $8,289
    and $3,725, respectively                           66,239          52,086
  Inventories (Note 3)                                 24,403          18,773
  Deferred income taxes                                 1,741           1,241
  Other current assets                                  1,971           1,297
                                                      -------         -------
    Total current assets                              156,020         102,328



Investments (Note 4)                                    4,699          18,048



Property, plant and equipment, net (Note 5)            75,143          49,009



Deferred income taxes (Note 11)                        18,095           5,151



Other assets                                           10,274           9,831



Goodwill                                              144,960         104,585


Other intangible assets, net of
  accumulated amortization of $290                     13,410            -
                                                      -------         -------


  Total assets                                       $422,601        $288,952
                                                      =======         =======


The accompanying notes are an integral part of these consolidated financial statements.

              MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET, continued
                          September 30, 2002 and 2001
              (Dollar amounts in thousands, except per share data)
                                  ----------


LIABILITIES AND SHAREHOLDERS' EQUITY                     2002            2001
                                                         ----            ----
Current liabilities:
  Long-term debt, current maturities                 $  6,127        $  5,023
  Trade accounts payable                               19,462          12,971
  Accrued compensation                                 22,859          16,283
  Accrued income taxes                                  4,114           4,962
  Customer prepayments                                  2,675           6,130
  Accrued rebates                                       9,697             -
  Accrued shutdown and relocation costs                 3,680             -
  Other current liabilities                            18,572          21,170
                                                      -------         -------
    Total current liabilities                          87,186          66,539

Long-term debt (Note 6)                                96,487          40,726

Estimated finishing costs                               6,811           7,401

Postretirement benefits other than pensions
 (Note 10)                                             17,907          18,639

Environmental reserve (Note 14)                        11,300             -

Other liabilities                                      21,535          11,931

Commitments and contingent liabilities (Note 12)

Shareholders' equity (Notes 2, 7 and 8):
 Class A common stock, $1.00 par value; authorized
   70,000,000 shares; 36,333,992 shares issued         36,334          36,334
 Preferred stock, $100 par value, authorized
   10,000 shares, none issued                             -               -
 Additional paid-in capital                             2,119             -
 Retained earnings                                    216,569         184,845
 Accumulated other comprehensive income (loss)        (15,216)         (8,983)
 Treasury stock, 5,166,586 and 6,060,158 shares,
  respectively, at cost                               (58,431)        (68,480)
                                                      -------         -------
  Total shareholders' equity                          181,375         143,716
                                                      -------         -------

  Total liabilities and shareholders' equity         $422,601        $288,952
                                                      =======         =======

The accompanying notes are an integral part of these consolidated financial statements.

              MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF INCOME
             for the years ended September 30, 2002, 2001 and 2000
              (Dollar amounts in thousands, except per share data)
                                  ----------

                                         2002           2001           2000
                                         ----           ----           ----
Sales                                $ 428,086      $ 283,282      $ 266,987
Cost of sales		              (267,722)      (163,846)      (148,898)
                                       -------        -------        -------
  Gross profit                         160,364        119,436        118,089

Selling expense                        (43,468)       (38,100)       (42,923)
Administrative expense                 (48,709)       (30,156)       (27,390)
Special items (Note 19)                    -            2,177            -
                                       -------        -------        -------
  Operating profit                      68,187         53,357         47,776

Investment income                        1,587          2,365          1,828
Interest expense                        (4,171)        (1,647)        (1,488)
Other income (deductions), net            (119)          (279)           125
Minority interest                       (3,027)        (2,338)        (2,303)
                                       -------        -------        -------

Income before income
 taxes and change in accounting         62,457         51,458         45,938

Income taxes (Note 11)                 (24,225)       (19,859)       (18,015)
                                       -------        -------        -------
Income before cumulative
 effect of change in accounting         38,232         31,599         27,923

Cumulative effect of change in
 accounting, net of tax                 (3,226)           -              -
				               -------        -------        -------

Net income                           $  35,006      $  31,599      $  27,923
                                       =======        =======        =======


Earnings per share before cumulative
 effect of change in accounting:
 Basic                                 $ 1.24         $ 1.03         $  .90
                                         ====           ====           ====
 Diluted                               $ 1.20         $ 1.01         $  .88
                                         ====           ====           ====
Earnings per share (Notes 2 and 9):
  Basic                                $ 1.14         $ 1.03         $  .90
                                         ====           ====           ====
  Diluted                              $ 1.10         $ 1.01         $  .88
                                         ====           ====           ====


The accompanying notes are an integral part of these consolidated financial statements.

                            MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                              CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                           for the years ended September 30, 2002, 2001 and 2000
                            (Dollar amounts in thousands, except per share data)
                                                  ----------

                                                                         Accumulated
                                                                            Other
                                  Common     Additional                 Comprehensive
                                   Stock       Paid-in      Retained    Income (Loss)   Treasury
                                 (Note 7)      Capital      Earnings     (net of tax)     Stock         Total
                                 --------    ----------     --------    ------------    ---------    ----------
Balance, September 30, 1999       $18,167      $   -        $152,099      $ (4,025)     $(51,619)     $114,622
Net income                            -            -          27,923           -             -          27,923
Unrealized gains (losses)             -            -             -              36           -              36
Minimum pension liability             -            -             -            (727)          -            (727)
Translation adjustment                -            -             -          (4,468)          -          (4,468)
 Total comprehensive income                                                                             22,764
Treasury stock transactions:
 Purchase of 1,018,492 shares         -            -             -             -         (13,225)      (13,225)
 Issuance of 706,722 shares
  under stock plans                   -            -          (2,355)          -           8,028         5,673
Dividends, $.096 per share            -            -          (2,978)          -             -          (2,978)
                                   ------       ------       -------        ------        ------       -------
Balance, September 30, 2000        18,167          -         174,689        (9,184)      (56,816)      126,856
Net income                            -            -          31,599           -             -          31,599
Unrealized gains (losses)             -            -             -             402           -             402
Minimum pension liability             -            -             -             787           -             787
Translation adjustment                -            -             -            (988)          -            (988)
 Total comprehensive income                                                                             31,800
Treasury stock transactions:
 Purchase of 778,462 shares           -            -             -             -         (12,305)      (12,305)
 Issuance of 44,538 shares
  under stock plans                   -            -            (198)          -             641           443
Stock split, two-for-one           18,167          -         (18,167)          -             -             -
Dividends, $.101 per share            -            -          (3,078)          -             -          (3,078)
                                   ------       ------       -------        ------        ------       -------
Balance, September 30, 2001        36,334          -         184,845        (8,983)      (68,480)      143,716
Net income                            -            -          35,006           -             -          35,006
Unrealized gains (losses)             -            -             -            (342)          -            (342)
Minimum pension liability             -            -             -         (10,042)          -         (10,042)
Translation adjustment                -            -             -           4,151           -           4,151
 Total comprehensive income                                                                             28,773
Treasury stock transactions:
 Purchase of 6,000 shares             -            -             -             -            (124)         (124)
 Issuance of 899,572 shares
  under stock plans                   -          2,119           -             -          10,173        12,292
Dividends, $.106 per share            -            -          (3,282)          -             -          (3,282)
                                   ------       ------       -------        ------        ------       -------
Balance, September 30, 2002       $36,334      $ 2,119      $216,569      $(15,216)     $(58,431)     $181,375
                                   ======       ======       =======        ======        ======       =======

        The accompanying notes are an integral part of these consolidated financial statements.

                      MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED STATEMENT OF CASH FLOWS
                     for the years ended September 30, 2002, 2001 and 2000
                      (Dollar amounts in thousands, except per share data)
                                          ----------

                                                            2002          2001          2000
                                                            ----          ----          ----
Cash flows from operating activities:
 Net income                                             $ 35,006      $ 31,599      $ 27,923
 Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization                           13,856        12,932        12,007
  Change in deferred taxes                                 5,286           709         1,041
  Changes in working capital items (Note 15)              (4,050)          768        (2,917)
  (Increase) decrease in other assets                     (3,786)       (2,813)         (972)
  Increase (decrease) in estimated finishing costs          (590)          126            12
  Increase (decrease) in other liabilities                (1,060)          107          (594)
  Decrease in postretirement benefits                       (376)         (317)         (533)
  Tax benefit on exercised stock options                   5,473           174         2,370
  Impairment losses                                        5,776         2,824           -
  Loss on dispositions of assets                             401           248           570
  Gain on sale of subsidiary                                  -         (7,099)          -
  Net (gain) loss on investments                            (456)         (209)          113
                                                          ------        ------        ------
 Net cash provided by operating activities                55,480        39,049        39,020
                                                          ------        ------        ------
Cash flows from investing activities:
 Capital expenditures                                    (10,063)       (7,264)       (7,674)
 Proceeds from dispositions of assets                      3,228            75           366
 Proceeds from sale of subsidiary                            -          18,582           -
 Acquisitions, net of cash acquired                      (88,767)      (63,567)      (12,245)
 Purchases of investment securities                       (4,771)      (12,883)       (6,967)
 Proceeds from dispositions of investments                13,730        10,553         2,053
 Payments on notes receivable                                -               7            48
                                                          ------        ------        ------
 Net cash used in investing activities                   (86,643)      (54,497)      (24,419)
                                                          ------        ------        ------
Cash flows from financing activities:
 Proceeds from long-term debt                            126,433        32,430         3,943
 Payments on long-term debt                              (71,310)       (1,320)       (5,401)
 Proceeds from the sale of treasury stock                  6,819           269         3,303
 Purchases of treasury stock                                (124)      (12,305)      (13,225)
 Dividends                                                (3,282)       (3,078)       (2,978)
                                                          ------        ------        ------
 Net cash provided by (used in) financing activities      58,536        15,996       (14,358)
                                                          ------        ------        ------
Effect of exchange rate changes on cash                    1,037        (1,007)       (2,625)
                                                          ------        ------        ------
Net change in cash and cash equivalents                   28,410          (459)       (2,382)
Cash and cash equivalents at beginning of year            28,691        29,150        31,532
                                                          ------        ------        ------
Cash and cash equivalents at end of year                $ 57,101      $ 28,691      $ 29,150
                                                          ======        ======        ======
Cash paid during the year for:
  Interest                                              $  3,952      $  1,630      $  1,488
  Income taxes                                            10,080        13,227        15,618
    The accompanying notes are an integral part of these consolidated financial statements.

              MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollar amounts in thousands, except per share data)
                                  ----------


1.    NATURE OF OPERATIONS:

Matthews International Corporation ("Matthews"), founded in 1850 and incorporated in Pennsylvania in 1902, is a designer, manufacturer and marketer principally of memorialization products and caskets for the cemetery and funeral home industries and custom-made products which are used to identify people, places, products and events. In fiscal 2002, the Company's products and operations were comprised of four business segments: Bronze, Graphics Imaging, Marking Products, and York Casket. The Bronze segment is a leading manufacturer of cast bronze memorials and other memorialization products, crematories and cremation-related products and is a leading builder of mausoleums in the United States. The Graphics Imaging segment manufactures and provides printing plates, pre-press services and imaging systems for the corrugated and flexible packaging industries. The Marking Products segment designs, manufactures and distributes a wide range of equipment and consumables for identifying various consumer and industrial products, components and packaging containers. On December 3, 2001, the Company acquired The York Group, Inc. ("York"). York is the second leading casket manufacturer in the United States (see Note 17). York operates as a wholly-owned subsidiary and separate segment of Matthews. Beginning with the first quarter of fiscal 2003, Matthews changed its internal reporting structure and will report five segments of business for financial reporting. The fifth business will be reported as the Cremation segment (see Note 16).

The Company has manufacturing and marketing facilities in the United States, Australia, Canada and Europe.



2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation:

The consolidated financial statements include all majority-owned foreign and domestic subsidiaries. The consolidated financial statements also include the accounts of the Company's 50%-owned affiliates, O.N.E. Color Communications, L.L.C. ("O.N.E.") and S+T GmbH & Co. KG ("S+T"). All intercompany accounts and transactions have been eliminated.

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

              (Dollar amounts in thousands, except per share data)
                                  ----------


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued:

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

Foreign Currency:

Balance sheet accounts for foreign subsidiaries are translated into U.S. dollars at exchange rates in effect at the consolidated balance sheet date. Gains or losses that result from this process are recorded in other comprehensive income. The cumulative translation adjustment at September 30, 2002 and 2001 was a reduction in accumulated other comprehensive income of $5,256 and $9,407, respectively. The revenue and expense accounts of foreign subsidiaries are translated into U.S. dollars at the average exchange rates that prevailed during the period.

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

              (Dollar amounts in thousands, except per share data)
                                  ----------


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued:

Goodwill and Other Intangible Assets:

Prior to fiscal 2002, goodwill, which represents the excess of cost over the estimated fair value of net assets of acquired businesses, was amortized using the straight-line method over periods ranging from 10 to 25 years. Effective October 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." Under this standard, goodwill is no longer amortized, but is subject to periodic review for impairment. Intangible assets are amortized over their estimated useful lives unless such lives are considered to be indefinite.

Estimated Finishing Costs:

Estimated costs for finishing have been provided for bronze memorials, vases and granite bases which have been manufactured, sold to customers and placed in storage for future delivery.

Environmental:

Costs that mitigate or prevent future environmental issues or extend the life or improve equipment utilized in current operations are capitalized and depreciated on a straight-line basis over the estimated useful lives of the related assets. Costs that relate to current operations or an existing condition caused by past operations are expensed. Environmental liabilities are recorded when the Company's obligation is probable and reasonably estimable. Accruals for losses from environmental remediation obligations do not consider the effects of inflation, and anticipated expenditures are not discounted to their present value.

Treasury Stock:

Treasury stock is carried at cost. The cost of treasury shares sold is determined under the average cost method.

Income Taxes:

Deferred tax assets and liabilities are provided for the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse. Deferred income taxes for U.S. tax purposes have not been provided on the undistributed earnings of foreign subsidiaries, as such earnings are considered to be reinvested indefinitely. At September 30, 2002, undistributed earnings for which deferred U.S. income taxes have not been provided approximated $19,018. Determination of the amount of unrecognized U.S. deferred tax liability on these unremitted earnings is not practical as any taxes paid upon distribution to the Company would be offset, at least in part, by foreign tax credits under U.S. tax regulations.

              (Dollar amounts in thousands, except per share data)
                                  ----------


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued:

Revenue Recognition:

Revenues are generally recognized when title and risk of loss pass to the customer, which is generally at the time of product shipment, except for construction revenues which are recognized under the percentage-of-completion method of accounting. The Company offers rebates to certain customers participating in volume purchase programs. Rebates are estimated and recorded as a reduction in sales at the time the Company's products are sold.

Research and Development Expenses:

Research and development costs are expensed as incurred and approximated $2,800, $2,500 and $1,900 for the years ended September 30, 2002, 2001 and 2000, respectively.

Earnings Per Share:

Basic earnings per share is computed by dividing net income by the average number of common shares outstanding. Diluted earnings per share is computed using the treasury stock method, which assumes the issuance of common stock for all dilutive securities.

Reclassifications:

Certain reclassifications have been made to the financial statements for the years ended September 30, 2001 and 2000 to conform to the current year presentation.



3.  INVENTORIES:

Inventories at September 30 consisted of the following:
                                                        2002           2001
                                                        ----           ----

Materials and finished goods                         $22,320        $16,816
Labor and overhead in process                          1,606          1,520
Supplies                                                 477            437
                                                      ------         ------
                                                     $24,403        $18,773
                                                      ======         ======

              (Dollar amounts in thousands, except per share data)
                                  ----------


4.  INVESTMENTS:

Investment securities are recorded at estimated market value at the consolidated balance sheet date and are classified as available-for-sale. Short-term investments consisted principally of corporate obligations with purchased maturities of over three months but less than one year. The cost of short-term investments approximated market value at September 30, 2002 and 2001. Investments classified as non-current consisted of securities of the U.S. government and its agencies and corporate obligations with purchased maturities in the range of one to five years. Accrued interest on all investment securities was classified with short-term investments.

At September 30, 2002 and 2001, investments classified as non-current were as follows:
                            Book Value      Gross        Gross
                            (Amortized   Unrealized   Unrealized     Market
                               Cost)        Gains       Losses        Value
                            ----------   ----------   ----------     ------
September 30, 2002:
------------------
U.S. government and
  its agencies               $ 1,184        $ 52         $ -        $ 1,236
Corporate obligations          1,255          69           -          1,324
Other                            487           -           -            487
                              ------         ---          ---        ------
  Total                      $ 2,926        $121         $ -        $ 3,047
                              ======         ===          ===        ======

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
                              ======         ===          ===        ======


Unrealized gains and losses on investment securities, including related deferred taxes, are reflected in accumulated other comprehensive income. Realized gains and losses are based on the specific identification method and are recorded in investment income. Realized gains (losses) for fiscal 2002, 2001 and 2000 were $456, $225 and $(30), respectively. Bond premiums and discounts are amortized on the straight-line method, which does not significantly differ from the interest method.

              (Dollar amounts in thousands, except per share data)
                                  ----------


4.  INVESTMENTS, continued:

In addition, investments included the Company's 49% ownership interest in Applied Technology Developments, Ltd. ("ATD"), which was $647 at September 30, 2002 and 2001. The investment in ATD is recorded under the equity method of accounting. Income under the equity method of accounting is recorded in investment income. Investments also included ownership interests in various entities of less than 20%, which totaled $1,005 and $2,161 at September 30, 2002 and 2001, respectively. Investments of less than 20% ownership interest are recorded under the cost method of accounting.



5.  PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment and the related accumulated depreciation at September 30, 2002 and 2001 were as follows:
                                                        2002           2001
                                                        ----           ----
Buildings                                           $ 35,562       $ 25,666
Machinery and equipment                               88,916         65,515
                                                     -------        -------
                                                     124,478         91,181
Less accumulated depreciation                        (56,163)       (46,409)
                                                     -------        -------
                                                      68,315         44,772
Land                                                   5,379          3,159
Construction in progress                               1,449          1,078
                                                     -------        -------
                                                    $ 75,143       $ 49,009
                                                     =======        =======



6.  LONG-TERM DEBT:

Long-term debt at September 30, 2002 and 2001 consisted of the following:

                                                        2002           2001
                                                        ----           ----
Revolving Credit Facility                           $ 84,500       $    -
Revolving Credit and Term Loan Agreement                 -           30,000
Note payable to bank, 4.145%                           8,072          8,082
Note payable to bank, 4.0%                             5,514          3,395
Short-term borrowings                                  4,150          4,073
Capital lease obligations                                378            199
                                                     -------        -------
                                                     102,614         45,749
Less current maturities                               (6,127)        (5,023)
                                                     -------        -------
                                                    $ 96,487       $ 40,726
                                                     =======        =======

              (Dollar amounts in thousands, except per share data)
                                  ----------


6.  LONG-TERM DEBT, continued:

Until December 3, 2001, the Company had a Revolving Credit and Term Loan Agreement. Under terms of the agreement, the Company could borrow principal amounts up to $30,000 in the aggregate at LIBOR plus .75%. At September 30, 2001, outstanding borrowings under this agreement totaled $30,000 at an interest rate of 3.36%.

On December 3, 2001, the Company entered into a Revolving Credit Facility for $125,000 with a syndicate of four financial institutions. Borrowings under the facility, which matures on November 30, 2004, bear interest at LIBOR plus a factor ranging from .75% to 1.5% based on the Company's leverage ratio. The leverage ratio is defined as net indebtedness divided by EBITDA (earnings before interest, taxes, depreciation and amortization). The Company is required to pay an annual commitment fee ranging from .20% to .375% (based on the Company's leverage ratio) of the unused portion of the facility. The Revolving Credit Facility requires the Company to maintain minimum levels of consolidated net worth and fixed charge and interest coverage ratios. A portion of the facility (not to exceed $10,000) is available for the issuance of trade and standby letters of credit. The Revolving Credit Facility replaced the existing Revolving Credit and Term Loan Agreement. The Company borrowed $124,500 under the Revolving Credit Facility on December 3, 2001 in connection with the acquisition of York, and for the repayment of all amounts outstanding under the Revolving Credit and Term Loan Agreement. Outstanding borrowings on the Revolving Credit Facility at September 30, 2002 were $84,500. The interest rate on outstanding borrowings at September 30, 2002 was 3.09%.

In June 1999, Caggiati S.p.A. borrowed Lit. 20.2 billion (U.S.$10,900) from an Italian bank, UniCredito Italiano, Parma, Italy. The loan amortization period is 15 years with interest at an annual rate of 4.145%, subject to renewal after five and ten years at an interest rate approximating current market rates. In June 2000, a deferred payment due in connection with the purchase of Caggiati S.p.A. was financed through a bank loan of Lit. 7.9 billion (U.S.$3,600). The loan amortization period is 14 years, subject to renewal after five and ten years, with a variable interest rate which approximates market. The interest rate on this loan was 4.0% at September 30, 2002.

In fiscal 2002, Caggiati S.p.A. obtained additional financing of 2.1 million Euros (U.S.$2,024) through two bank loans. The first loan was obtained in June 2002 for 1.0 million Euros and has an amortization period of 18 months with interest at 4.0%. The second loan was obtained in September 2002 for 1.1 million Euros and has an amortization period of five years with interest at 4.0%.

              (Dollar amounts in thousands, except per share data)
                                  ----------


6.  LONG-TERM DEBT, continued:

Aggregate maturities of long-term debt, including short-term borrowings and capital leases, follows:
     2003                                             $  6,127
     2004                                               86,065
     2005                                                1,239
     2006                                                1,195
     2007                                                1,195
     Thereafter                                          6,793
                                                       -------
                                                      $102,614
                                                       =======

The carrying amounts of the Company's borrowings under its financing arrangements approximated their fair value.

Long-term debt, current maturities, also included short-term borrowings by Caggiati S.p.A. of $4,150 and $4,073 at September 30, 2002 and 2001, respectively. These short-term borrowings consisted principally of several line of credit arrangements for working capital requirements. The weighted-average interest rate on these borrowings, which are collateralized by certain trade accounts receivable, was 3.5% at September 30, 2002.

The Company has a line of credit of $500 (Canadian dollars), which provides for borrowings at the bank's prime interest rate. There were no borrowings outstanding on this line of credit at September 30, 2002 and 2001. Caggiati S.p.A. has four lines of credit totaling 11.8 million Euros (U.S. $11,700) with various banks. Outstanding borrowings on these lines at September 30, 2002 and 2001 were $4,150 and $4,073, respectively.



7.  SHAREHOLDERS' EQUITY:

The authorized common stock of the Company consists of 70,000,000 shares of Class A Common Stock, $1 par value. Prior to September 2001, the authorized common stock of the Company was divided into two classes consisting of Class A Common Stock, 70,000,000 shares, $1 par value, and Class B Common Stock, 30,000,000 shares, $1 par value. Shares of Class A stock have one vote per share and are freely transferable subject to applicable securities laws. Shares of Class B stock had ten votes per share and were only transferable by a shareholder to the Company or to an active employee of the Company. In September 2001, the number of outstanding shares of Class B stock declined below 5% of the aggregate outstanding shares of Class A and Class B stock. As a result, in accordance with the Company's Restated Articles of Incorporation, all shares of Class B stock were immediately converted to an equivalent number of shares of Class A stock. During fiscal 2000, 512,188 shares of Class B Common Stock were exchanged for an equal number of shares of Class A Common Stock.

              (Dollar amounts in thousands, except per share data)
                                  ----------


7.  SHAREHOLDERS' EQUITY, continued:

The Company has a stock repurchase program, which was initiated in 1996.
Under the program, the Company's Board of Directors has authorized the repurchase of a total of 8,000,000 shares (adjusted for stock splits) of Matthews common stock, of which 7,085,072 shares have been repurchased as of September 30, 2002. The buy-back program is designed to increase shareholder value, enlarge the Company's holdings of its common stock, and add to earnings per share. Repurchased shares may be retained in treasury, utilized for acquisitions, or reissued to employees or other purchasers, subject to the restrictions of the Company's Restated Articles of Incorporation.

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



8.  STOCK PLANS:

The Company has a stock incentive plan that provides for grants of incentive stock options, nonstatutory stock options and restricted share awards in an aggregate number not to exceed 15% of the outstanding shares of the Company's common stock. The plan is administered by the Compensation Committee of the Board of Directors. The option price for each stock option that may be granted under the plan may not be less than the fair market value of the Company's common stock on the date of grant. The aggregate number of shares of the Company's common stock that may be issued upon exercise of outstanding stock options was 4,675,111 shares at September 30, 2002.

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

The Company has elected to account for its stock incentive plan under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." If compensation cost had been determined under SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income and diluted earnings per share would have been as follows:

              (Dollar amounts in thousands, except per share data)
                                  ----------


8.  STOCK PLANS, continued:
                                           2002          2001          2000
                                           ----          ----          ----
Net income, as reported                 $35,006       $31,599       $27,923
Net income, pro forma                    33,620        30,198        26,357
Earnings per share, as reported           $1.10         $1.01         $ .88
Earnings per share, pro forma              1.06           .97           .84

The weighted-average fair value of options granted was $7.77 per share in 2002, $5.28 per share in 2001 and $5.37 per share in 2000.

The fair value of each option grant is estimated on the date of grant using a Black-Scholes based pricing model with the following assumptions:

                                           2002          2001          2000
                                           ----          ----          ----
Expected volatility                        26.7%         27.0%         26.0%
Dividend yield                              1.0%          0.8%          0.8%
Average risk-free interest rate             3.0%          4.5%          5.8%
Average expected term (years)               7.6           8.1           8.3


The transactions for shares under options were as follows:

                                           2002          2001          2000
                                           ----          ----          ----
Outstanding, beginning of year:
  Number                                3,698,866    3,397,866     3,898,700
  Weighted-average exercise price          $10.92       $10.53        $ 9.34
Granted:
  Number                                  459,700      402,000       223,100
  Weighted-average exercise price          $24.55       $14.03        $12.84
Exercised:
  Number                                  898,700       43,666       701,002
  Weighted-average exercise price          $ 7.58       $ 6.05        $ 4.64
Expired or forfeited:
  Number                                   43,433       57,334        22,932
  Weighted-average exercise price          $13.14       $13.43        $10.91
Outstanding, end of year:
  Number                                3,216,433    3,698,866     3,397,866
  Weighted-average exercise price          $13.77       $10.92        $10.53
Exercisable, end of year:
  Number                                1,187,077    1,103,955       585,254
  Weighted-average exercise price          $ 9.84       $ 7.27        $ 6.48
Shares reserved for future options,
  end of year                           1,458,678      842,209     1,253,298

              (Dollar amounts in thousands, except per share data)
                                  ----------


8.  STOCK PLANS, continued:

The following tables summarize certain stock option information at September 30, 2002

Options outstanding:
-------------------
Range of                               Weighted-average     Weighted-average
exercise price            Number        remaining life       exercise price
--------------           --------      ----------------     ----------------
$3.56                      60,000             2.2                $ 3.56
$7.03 - $8.69             548,334             4.2                  7.07
$10.70                    283,233             5.2                 10.70
$13.84 - $15.34           251,166             6.1                 13.90
$12.84 and $13.98       1,225,800             6.5                 13.82
$14.03                    388,200             8.1                 14.03
$24.37 and $28.49         459,700             9.3                 24.55
                        ---------             ---                 -----
                        3,216,433             6.5                $13.77
                        =========             ===                 =====

Options exercisable:
-------------------
Range of                                                    Weighted-average
exercise price                            Number             exercise price
--------------                           -------            ----------------
$3.56                                     60,000                 $ 3.56
$7.03 - $8.69                            548,334                   7.07
$10.70                                   150,233                  10.70
$13.84 - $15.34                          428,510                  13.97
                                       ---------                  -----
                                       1,187,077                 $ 9.84
                                       =========                  =====


Under the Company's Director Fee Plan, directors who are not also officers of the Company each receive, as an annual retainer fee, shares of the Company's Class A Common Stock equivalent to approximately $16. Directors may also elect to receive the common stock equivalent of meeting fees. Each director may elect to be paid these shares on a current basis or have such shares credited to a deferred stock account as phantom stock, with such shares to be paid to the director subsequent to leaving the Board. The value of deferred shares is recorded in other liabilities. Shares deferred under the Director Fee Plan at September 30, 2002, 2001 and 2000 were 56,288, 53,218 and 48,014, respectively.

              (Dollar amounts in thousands, except per share data)
                                  ----------


9.  EARNINGS PER SHARE
                                        2002           2001           2000
                                        ----           ----           ----

Net income                            $35,006        $31,599        $27,923
                                       ======         ======         ======

Weighted-average common
  shares outstanding               30,765,177     30,560,339     31,031,016
Dilutive securities,
  primarily stock options           1,030,813        759,715        672,138
                                   ----------     ----------     ----------
Diluted weighted-average
  common shares outstanding        31,795,990     31,320,054     31,703,154
                                   ==========     ==========     ==========

Basic earnings per share                $1.14          $1.03          $ .90
                                         ====           ====           ====

Diluted earnings per share              $1.10          $1.01          $ .88
                                         ====           ====           ====

Diluted earnings per share before
  change in accounting                  $1.20          $1.01          $ .88
                                         ====           ====           ====



10.  PENSION AND OTHER POSTRETIREMENT PLANS:

The Company provides defined benefit pension and other postretirement plans to certain employees. Net periodic pension and other postretirement benefit (income) cost for the plans included the following:

                                        Pension                   Other Postretirement
                               --------------------------      --------------------------
                                2002      2001      2000        2002      2001      2000
                               ------    ------    ------      ------    ------    ------
Service cost                  $ 2,948   $ 3,059   $ 2,452      $  357   $   303   $   268
Interest cost                   4,619     4,384     3,955         916       913       882
Expected return on
 plan assets                   (6,461)   (8,807)   (6,100)        -         -         -
Amortization:
 Transition asset                  -         -       (404)        -         -         -
 Prior service cost               162       162       162      (1,009)   (1,009)   (1,009)
 Net actuarial (gain) loss         -     (1,948)     (430)        114       136       137
                                -----     -----     -----       -----     -----     -----
Net benefit cost (income)     $ 1,268   $(3,150)  $  (365)     $  378   $   343   $   278
                                =====     =====     =====       =====     =====     =====

              (Dollar amounts in thousands, except per share data)
                                  ----------


10.  PENSION AND OTHER POSTRETIREMENT PLANS, continued:

The following provides a reconciliation of benefit obligations, plan assets and funded status of the plans:

                                               Pension               Other Postretirement
                                         -------------------         --------------------
                                          2002         2001           2002          2001
                                         ------       ------         ------        ------
Change in benefit obligation:
 Benefit obligation, beginning         $ 67,856     $ 60,196       $ 13,569      $ 12,983
 Acquisition                                -          5,282            -              -
 Service cost                             2,948        3,059            357           303
 Interest cost                            4,619        4,384            916           913
 Assumption changes                          (1)        (207)           534           336
 Actuarial (gain) loss                   (1,017)      (1,747)         1,119          (306)
 Benefit payments                        (3,430)      (3,111)          (754)         (660)
                                         ------       ------         ------        ------
 Benefit obligation, ending              70,975       67,856         15,741        13,569
                                         ------       ------         ------        ------
Change in plan assets:
 Fair value, beginning                   74,059       98,108           -              -
 Acquisition                                -          5,690           -              -
 Actual return                          (20,820)     (26,934)          -              -
 Benefit payments                        (3,430)      (3,111)         (754)          (660)
 Employer contributions                   3,874          306           754            660
                                         ------       ------        ------         ------
 Fair value, ending                      53,683       74,059           -              -
                                         ------       ------        ------         ------

Funded status                           (17,292)       6,203       (15,741)       (13,569)
Unrecognized actuarial (gain) loss       25,627         (669)        4,402          2,863
Unrecognized prior service cost             411          574        (7,740)        (8,750)
                                         ------       ------        ------         ------
Net amount recognized                  $  8,746     $  6,108      $(19,079)      $(19,456)
                                         ======       ======        ======         ======

Amounts recognized in the
 balance sheet:
 Prepaid pension cost                  $ 11,581     $  8,751      $   -          $    -
 Accrued benefit liability              (19,674)      (2,643)      (19,079)       (19,456)
 Intangible asset                           377          -            -               -
 Accumulated other
  comprehensive income                   16,462          -            -               -
                                         ------       ------        ------         ------
Net amount recognized                  $  8,746     $  6,108      $(19,079)      $(19,456)
                                         ======       ======        ======         ======

The Company has an unfunded defined benefit pension plan, which had a benefit obligation at September 30, 2002 and 2001 of $2,934 and $2,923, respectively. In accordance with SFAS No. 87, "Employers' Accounting for Pensions," the Company recorded an obligation at September 30, 2002 for the underfunded status of the pension plans, principally through a charge to accumulated other comprehensive income.

              (Dollar amounts in thousands, except per share data)
                                  ----------


10.  PENSION AND OTHER POSTRETIREMENT PLANS, continued:

Weighted-average assumptions for the pension and other postretirement benefit plans were:

                                  Pension                   Other Postretirement
                        ----------------------------    ----------------------------
                          2002      2001      2000        2002      2001      2000
                        --------  --------  --------    --------  --------  --------
Discount rate             7.00%     7.00%     7.25%       7.00%     7.00%     7.25%
Return on plan assets     9.00      9.00      9.00        -         -         -
Compensation increase     4.25      4.25      4.50        4.25      4.25      4.50

For measurement purposes, annual rates of increase of 12.0% and 18.0% in the per capita cost of health care benefits for Medicare HMO Plans and all other plans, respectively, were assumed for 2002; the rates were assumed to decrease gradually to 5.0% for 2008 and remain at that level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported. An increase in the assumed health care cost trend rates by one percentage point would have increased the accumulated postretirement benefit obligation as of September 30, 2002 by $571 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year then ended by $71. A decrease in the assumed health care cost trend rates by one percentage point would have decreased the accumulated postretirement benefit obligation as of September 30, 2002 by $503 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year then ended by $62.



11.  INCOME TAXES:

The provision for income taxes (before cumulative effect of change in accounting) consisted of the following:

                                           2002          2001          2000
                                           ----          ----          ----
Current:
  Federal                              $ 14,531      $ 13,694      $ 11,940
  State                                   1,907         2,006         1,843
  Foreign                                 2,812         3,435         2,761
                                         ------        ------        ------
                                         19,250        19,135        16,544
Deferred                                  4,975           724         1,471
                                         ------        ------        ------
Total                                  $ 24,225      $ 19,859      $ 18,015
                                         ======        ======        ======

              (Dollar amounts in thousands, except per share data)
                                  ----------


11.  INCOME TAXES, continued:

The components of the net deferred tax asset at September 30 were as follows:
                                                         2002          2001
                                                         ----          ----
Deferred tax assets:
  Postretirement benefits                            $  7,441      $  7,588
  Environmental reserve                                 4,820           222
  Bad debt reserve                                      3,600           946
  Deferred compensation                                 3,138         1,454
  Pension costs                                         3,093        (2,268)
  Impairments/other provisions                          2,369           526
  Estimated finishing costs                             2,304         2,524
  Accrued vacation pay                                  1,450           933
  Accrued rebates                                         868            -
  Other                                                 1,701           725
                                                       ------        ------
                                                       30,784        12,650
                                                       ------        ------
Deferred tax liabilities:
  Depreciation                                         (6,675)       (3,212)
  Goodwill amortization                                (4,220)       (2,775)
  Unrealized investment gain                              (53)         (271)
                                                       ------        ------
                                                      (10,948)       (6,258)
                                                       ------        ------
Net deferred tax asset                                 19,836         6,392

Less current portion                                   (1,741)       (1,241)
                                                       ------        ------
                                                     $ 18,095      $  5,151
                                                       ======        ======

The components of the provision for deferred income taxes were as follows:
                                           2002          2001          2000
                                           ----          ----          ----
Postretirement benefits                  $  147        $   99        $  207
Environmental reserve                       141            -             -
Bad debt reserve                            208          (506)           85
Deferred compensation                       766            51           444
Pension costs                             1,059         1,473           233
Impairments/other provisions                189           (53)          (78)
Estimated finishing costs                   220          (170)          (31)
Accrued vacation pay                         55           131           (15)
Accrued rebates                             699            -             -
Depreciation                                293          (186)          244
Goodwill amortization                     1,445            26            (4)
Foreign subsidiary losses, net                -            -            170
Other                                      (247)         (141)          216
                                          -----         -----         -----
                                         $4,975        $  724        $1,471
                                          =====         =====         =====

              (Dollar amounts in thousands, except per share data)
                                  ----------


11.  INCOME TAXES, continued:

The reconciliation of the federal statutory tax rate to the consolidated effective tax rate was as follows:
                                         2002          2001          2000
                                         ----          ----          ----
Federal statutory tax rate               35.0 %        35.0 %        35.0 %
Effect of state income taxes,
  net of federal deduction                2.7           2.6           2.8
Foreign taxes in excess of
  federal statutory rate                   .6            .4            .5
Goodwill amortization                      .2            .4            .5
Other                                      .3            .2            .4
                                         ----          ----          ----
Effective tax rate                       38.8 %        38.6 %        39.2 %
                                         ====          ====          ====

The Company's foreign subsidiaries had income before income taxes for the years ended September 30, 2002, 2001 and 2000 of approximately $10,200, $8,400 and $7,000, respectively.



12.  COMMITMENTS AND CONTINGENT LIABILITIES:

The Company operates various production and office facilities and equipment under operating lease agreements. Annual rentals under these and other operating leases were $5,400, $4,300 and $3,700 in 2002, 2001 and 2000, respectively. Future minimum rental commitments under non-cancelable operating lease arrangements for fiscal years 2003 through 2007 are $3,105, $2,292, $1,578, $768 and $711, respectively, and $1,729 thereafter.

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

The Company has employment agreements with certain employees, the terms of which expire at various dates between 2003 and 2006. The agreements generally provide for base salary and bonus levels and include a non-compete clause.
The aggregate commitment for salaries under these agreements at September 30, 2002 was approximately $1,500.

              (Dollar amounts in thousands, except per share data)
                                  ----------

13.  RESTRUCTURING AND RELOCATION COSTS

Accrued reserves for restructuring and relocation costs were $3,680 at September 30, 2002. These reserves have been provided for the restructuring, sale or closure of certain of York's operations and facilities, including the disposition of York's remaining distribution operations and the relocation of York's administrative functions to Pittsburgh, Pennsylvania. The accrued liability includes previously established reserves assumed with the acquisition of York as well as reserves recorded for costs to be incurred as a result of the acquisition. The majority of the restructuring and relocation activities included in the reserves are expected to be completed during fiscal 2003.

Restructuring reserves recorded for costs to be incurred as a result of the acquisition were recorded as a purchase accounting adjustment and did not affect the fiscal 2002 operating results of the Company. Accrued costs of $665 related to the relocation of York's administrative functions to Pittsburgh were expensed during fiscal 2002. Other accrued costs related to the relocation were recorded as a purchase accounting adjustment.


14.  ENVIRONMENTAL MATTERS

The Company's operations are subject to various federal, state and local laws and regulations relating to the protection of the environment. These laws and regulations impose limitations on the discharge of materials into the environment and require the Company to obtain and operate in compliance with conditions of permits and other government authorizations. As such, the Company has developed policies and procedures with respect to environmental, safety and health, including the proper handling, storage and disposal of hazardous materials.

The Company is party to various environmental matters. These include obligations to investigate and mitigate the effects on the environment of the disposal of certain materials at various operating and non-operating sites. The Company is currently performing environmental assessments and remediation at these sites, as appropriate. In addition, prior to its acquisition, York was identified, along with others, by the Environmental Protection Agency as a potentially responsible party for remediation of a landfill site in York, PA. At this time, the Company has not been joined in any lawsuit or administrative order related to the site or its clean-up.

At September 30, 2002, an accrual of $12,150 has been recorded for environmental remediation (of which $850 has been classified in other current liabilities), representing management's best estimate of the probable and reasonably estimable costs of the Company's known remediation obligations.
The accrual, which reflects previously established reserves assumed with the acquisition of York and additional reserves recorded as a purchase accounting adjustment, does not consider the effects of inflation and anticipated expenditures are not discounted to their present value. While final resolution of these contingencies could result in costs different than current accruals, management believes the ultimate outcome will not have a significant effect on the Company's consolidated results of operations or financial position.

              (Dollar amounts in thousands, except per share data)
                                  ----------


15.  SUPPLEMENTAL CASH FLOW INFORMATION:

Changes in working capital items as presented in the Consolidated Statement of Cash Flows consisted of the following:
                                           2002          2001          2000
                                           ----          ----          ----
Current assets:
  Accounts receivable                  $  2,906      $ (4,854)      $ 1,603
  Inventories                             1,301           728          (574)
  Other current assets                     (417)          709           109
                                         ------        ------        ------
                                          3,790        (3,417)        1,138
                                         ------        ------        ------
Current liabilities:
  Trade accounts payable                 (2,910)          806           145
  Accrued compensation                    1,232          (680)       (1,399)
  Accrued income taxes                   (1,623)        4,503          (548)
  Customer prepayments                   (3,456)          257          (950)
  Accrued rebates                           642           -             -
  Accrued shutdown                         (251)          -             -
  Other current liabilities              (1,474)         (701)       (1,303)
                                         ------        ------        ------
                                         (7,840)        4,185        (4,055)
                                         ------        ------        ------
Net change                             $ (4,050)     $    768      $ (2,917)
                                         ======        ======        ======

In July 2001, Matthews acquired a 75% interest in Rudolf Reproflex GmbH (see
Note 17). The purchase price of DM 24.0 million (U.S.$11,000), which was paid in October 2001, was recorded in other current liabilities at September 30, 2001 and reflected as a non-cash adjustment in the Consolidated Statement of Cash Flows.


16.  SEGMENT INFORMATION:

In fiscal 2002, the Company was organized into four business segments based on products and services. The segments, which are Bronze, Graphics Imaging, Marking Products, and York Casket are described under Nature of Operations (Note 1). Management evaluates segment performance based on operating profit (before income taxes) and does not allocate non-operating items such as investment income, interest expense, other income (deductions), net and minority interest.

The accounting policies of the segments are the same as those described in Summary of Significant Accounting Policies (Note 2). Intersegment sales are accounted for at negotiated prices. Operating profit is total revenue less operating expenses. Segment assets include those assets that are used in the Company's operations within each segment. Assets classified under Other principally consist of cash and cash equivalents, investments, deferred income taxes and corporate headquarters' assets. Long-lived assets include property, plant and equipment (net of accumulated depreciation), goodwill, and other intangible assets (net of accumulated amortization).

              (Dollar amounts in thousands, except per share data)
                                  ----------


16.  SEGMENT INFORMATION, continued:
Beginning with the first quarter of fiscal 2003, Matthews changed its internal reporting structure and will report five segments of business. The fifth business will be reported as the Cremation segment. The Cremation segment will consist of the Company's cremation equipment business (formerly part of the Bronze segment) located in Florida and the Company's cremation casket business (formerly part of the York Casket segment) located in Indiana. Information about the Company's segments follows:

                        Graphics       Marking                     York
                         Imaging      Products       Bronze       Casket       Other     Consolidated
                        --------      --------      --------     --------     -------    ------------
Sales to external customers:
2002                    $ 94,814      $ 28,668      $197,098     $107,506      $   -       $428,086
2001                      89,568        29,636       164,078        -              -        283,282
2000                      92,169        32,450       142,368        -              -        266,987

Intersegment sales:
2002                           9            46            10        -              -             65
2001                           5            46            26        -              -             77
2000                          14            50           199        -              -            263

Depreciation and amortization:
2002                       4,508           539         4,736       3,641          432        13,856
2001                       5,264           613         6,626        -             429        12,932
2000                       5,844           532         5,199        -             432        12,007

Operating profit:
2002                       9,724         3,595        44,870       9,998           -         68,187
2001                      14,443         3,108        35,806         -             -         53,357
2001 (excluding
  special items)          10,042         4,562        37,744         -             -         52,348
2000                       9,640         4,720        33,416         -             -         47,776

Total assets:
2002                      83,414        15,908       149,408     126,891       46,980       422,601
2001                      75,572        17,417       149,407         -         46,556       288,952
2000                      64,186        18,449        88,194         -         49,836       220,665

Capital expenditures:
2002                       3,129           253         4,121       2,127          433        10,063
2001                       2,752           307         3,825         -            380         7,264
2000                       4,227           640         2,610         -            197         7,674

Information about the Company's operations by geographic area follows:

                     United States      Canada     Australia        Europe    Consolidated
                     -------------      ------     ---------        ------    ------------
Sales to external customers:
2002                      $348,986      $8,547        $4,883       $65,670        $428,086
2001                       221,326       9,140         4,511        48,305         283,282
2000                       216,550       9,365         4,632        36,440         266,987

Long-lived assets:
2002                       183,658       2,001         2,442        45,412         233,513
2001                       109,830       2,186         2,135        39,443         153,594
2000                        69,426       2,401         2,404        22,948          97,179

              (Dollar amounts in thousands, except per share data)
                                  ----------


17.  ACQUISITIONS:

On May 24, 2001, Matthews and York signed a merger agreement whereby Matthews would acquire 100% of the outstanding common shares of York for $10 cash per share. Matthews also agreed to pay up to an additional $1 cash per share based on excess cash (as defined in the merger agreement) remaining on York's balance sheet as of October 31, 2001. On December 3, 2001, the transaction was completed at $11 per share. At December 3, 2001, there were 8,940,950 shares of York common stock outstanding. The transaction was financed by Matthews through borrowings under a $125,000 Revolving Credit Facility. The acquisition of York, which is the second leading casket manufacturer in the United States, is expected to expand Matthews' position in the death care industry. York operates as a wholly-owned subsidiary and separate segment of Matthews.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.
     Cash                                          $ 25,544
     Other current assets                            27,275
     Property, plant and equipment                   29,516
     Intangible assets                               13,700
     Goodwill                                        39,318
     Other assets                                    18,099
                                                    -------
      Total assets acquired                         153,452
                                                    -------
     Other current liabilities                       38,215
     Environmental reserve                           12,150
     Other liabilities                                2,747
                                                    -------
      Total liabilities assumed                      53,112
                                                    -------
     Net assets acquired                           $100,340
                                                    =======

Acquired intangible assets include trade names with an assigned value of $8,000 which are not subject to amortization. Intangible assets also include patents, copyrights, customer relationships and other intangible assets with an assigned value of $5,700 and have assigned useful lives ranging from 15 to 17 years. The acquired goodwill is not deductible for tax purposes.

On May 24, 2001, Matthews acquired the commemorative products business of York for $45,000. The transaction was completed through the purchase of certain assets (pursuant to an asset purchase agreement) and stock of subsidiaries under the commemorative products segment of York (pursuant to a stock purchase agreement). As part of the transaction, Matthews acquired York's manufacturing facilities in Kingwood, West Virginia and Bryan, Texas. The acquisition of the commemorative products business of York is intended to expand Matthews' product offerings to the death care industry. The transaction was financed by Matthews through existing cash on hand and a $30,000 bank loan under the Company's Revolving Credit and Term Loan Agreement.

              (Dollar amounts in thousands, except per share data)
                                  ----------


17.  ACQUISITIONS, continued:

The following unaudited pro forma information presents a summary of the consolidated results of Matthews and York (including the commemorative products business of York) as if the acquisitions had occurred on October 1, 2000:
                                                       2002             2001
                                                       ----             ----
Sales                                              $449,753         $414,280
Income before change in accounting                   38,216           35,124
Net income                                           34,990           35,124
Earnings per share before change in accounting         1.20             1.12
Earnings per share                                     1.10             1.12


These unaudited pro forma results have been prepared for comparative purposes only and include certain adjustments, such as interest expense on acquisition debt. The pro forma results include non-recurring property, plant and equipment write-offs and plant closure and restructuring charges for York of $1,270 and $1,924 for the years ended September 30, 2002 and 2001, respectively. The pro forma information does not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred on the date indicated, or which may result in the future.

Effective July 1, 2001, Matthews acquired a 75% interest in Rudolf, which is headquartered in Goslar, Germany. The purchase price of DM 24.0 million (U.S.$11,000) was paid in October 2001. In January 2001, Matthews acquired a 75% interest in Scholler GmbH ("Scholler"), which is located in Nuremberg, Germany. In August 2000, Matthews purchased a 75% interest in Repro-Busek GmbH ("Busek"), which is headquartered in Vienna, Austria. Products and services of Rudolf, Scholler and Busek include pre-press packaging, digital and analog flexographic printing plates, design, artwork, lithography and color separation.

In October 2000, Matthews acquired certain assets and liabilities of The SLN Group, Inc. ("SLN"). SLN is a manufacturer and marketer of photo-etched metal plaques and water-jet cut letters and logos. In November 2000, Matthews acquired Press Ready Plate, Inc. ("Press Ready"). Press Ready, located in Kansas City, Missouri, provides pre-press services and printing plates to the flexible packaging industry.

              (Dollar amounts in thousands, except per share data)
                                  ----------

17.  ACQUISITIONS, continued:

Matthews has accounted for these acquisitions using the purchase method and, accordingly, recorded the acquired assets and liabilities at their estimated fair values at the acquisition dates. The excess of the purchase price over the estimated fair value of the net assets acquired was recorded as goodwill, which, until September 30, 2001, had been amortized on a straight-line basis over periods ranging from 20 to 25 years, except for Rudolf, which was acquired July 1, 2001 (subsequent to the effective date of SFAS No. 141). In June 2001, the FASB issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires the purchase method of accounting (instead of pooling-of-interests) for all business combinations initiated after June 30, 2001. In addition, goodwill related to business combinations after June 30, 2001 is not amortized, but subject to periodic review for impairment. Effective October 1, 2001, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." As a result, goodwill from acquisitions prior to July 1, 2001 is no longer amortized and is also subject to periodic review for impairment (see
Note 20).


18.  DISPOSITION:

In January 2001, Matthews sold its fifty percent interest in Tukaiz. Proceeds to Matthews from the sale were $18,582, which included the repayment of intercompany debt of approximately $8,400. All intercompany debt provided by Matthews to Tukaiz, including a $5,500 Subordinated Convertible Note, was repaid upon the closing of this transaction. The sale resulted in a pre-tax gain of $7,099, which has been reported in Special Items on the Consolidated Statement of Income.


19.  SPECIAL ITEMS:

In the second quarter of fiscal 2001, the Company recorded asset impairments, restructuring costs and other special charges of approximately $6,600. The majority of these charges were classified as Special Items on the Consolidated Statement of Income, except for $1,168 classified as selling and administrative expenses and $500 classified as other income (deductions), net.

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

              (Dollar amounts in thousands, except per share data)
                                  ----------

20.  GOODWILL AND OTHER INTANGIBLE ASSETS

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses the financial statement accounting for goodwill and other intangible assets upon acquisition and the accounting subsequent to their initial recognition in the financial statements. The Company adopted SFAS No. 142 effective October 1, 2001. Under this standard, goodwill is no longer amortized, the effect of which is summarized as follows:

                                                      For the years ended
                                                         September 30,
                                                   -------------------------
                                                   2002       2001      2000
                                                   ----       ----      ----
Income before income taxes and
 accounting change, as reported                 $ 62,457   $ 51,458  $ 45,938
Add back:  Goodwill amortization                     -        3,582     2,691
                                                  ------     ------    ------
Income before income taxes and
 accounting change, as adjusted                 $ 62,457   $ 55,040  $ 48,629
                                                  ======     ======    ======

Net income, as reported                         $ 35,006   $ 31,599  $ 27,923
Add back: Effect of goodwill amortization            -        2,375     1,886
                                                  ------     ------    ------
Net income, as adjusted                         $ 35,006   $ 33,974  $ 29,809
                                                  ======     ======    ======

Basic earnings per share, as reported             $ 1.14     $ 1.03    $ 0.90
Add back:  Effect of goodwill amortization            -        0.08      0.06
                                                    ----       ----      ----
Basic earnings per share, as adjusted             $ 1.14     $ 1.11    $ 0.96
                                                    ====       ====      ====

Diluted earnings per share, as reported           $ 1.10     $ 1.01    $ 0.88
Add back:  Effect of goodwill amortization            -        0.08      0.06
                                                    ----       ----      ----
Diluted earnings per share, as adjusted           $ 1.10     $ 1.09    $ 0.94
                                                    ====       ====      ====
Diluted earnings per share, as adjusted,
 before change in accounting                      $ 1.20     $ 1.09    $ 0.94
                                                    ====       ====      ====

The new standard also requires a periodic assessment of the carrying value of goodwill for impairment. If the carrying value of a reporting unit exceeds its implied fair value, an impairment loss must be recognized. Based on this assessment, the Company recorded a pre-tax charge in fiscal 2002 for transitional goodwill impairment of $5,255 ($3,226 after-tax). The impairment was primarily related to a reporting unit within the Company's Bronze segment and was determined based upon a comparison of carrying value to implied fair market value as determined by a combination of valuation techniques, including discounted cash flows. Prior to the adoption of SFAS No. 142, valuation of impairment was determined using undiscounted cash flows.

              (Dollar amounts in thousands, except per share data)
                                  ----------


20.  GOODWILL AND OTHER INTANGIBLE ASSETS, continued:

Matthews performed its annual impairment review as of March 31, 2002 and will perform its future assessments in its second fiscal quarter. No additional impairments were required in fiscal 2002. Changes to goodwill, net of accumulated amortization, during the year ended September 30, 2002, including the effects of adopting SFAS No. 142, follow.

                                       Graphics      Marking                    York
                                        Imaging     Products      Bronze       Casket    Consolidated
                                       --------     --------     --------     -------    ------------
Goodwill:
Balance at September 30, 2001          $ 28,353      $  165     $ 76,067     $   -         $104,585
Additions during period                     557          -         2,914       39,313        42,784
Transitional impairment charge             -             -        (5,255)        -           (5,255)
Translation and other adjustments         1,654          -         1,192         -            2,846
                                         ------         ---       ------       ------       -------
Balance at September 30, 2002          $ 30,564      $  165     $ 74,918     $ 39,313      $144,960
                                         ======         ===       ======       ======       =======

The additions to goodwill during the period related primarily to the acquisition of York on December 3, 2001 (see Note 17). The Company also acquired $13,700 of intangible assets related to the acquisition of York, which are reported under the York Casket segment. During the period from the purchase date to the end of the fiscal 2002 the Company recorded amortization expense of $290 on those intangible assets.

The following table summarizes the carrying amount and related accumulated amortization for intangible assets.

                                  Carrying            Accumulated
                                   Amount             Amortization
		                   -------             ------------
Trade names        	          $  8,000               $   -  *

Customer relationships              4,100                 (201)

Copyrights/patents/other            1,600                  (89)
                                   ------                  ---
                                 $ 13,700               $ (290)
                                   ======                  ===
* Not subject to amortization

Amortization expense for intangible assets is expected to approximate $350 each year between 2003 and 2007.

                      SUPPLEMENTARY FINANCIAL INFORMATION


Selected Quarterly Financial Data (Unaudited):

The following table sets forth certain items included in the Company's unaudited consolidated financial statements for each quarter of fiscal 2002 and fiscal 2001.

                                         Quarter Ended
                   -----------------------------------------------------    Year Ended
                   December 31 (1) March 31 (2)   June 30   September 30   September 30
                   --------------  -----------  ----------- ------------   ------------
                           (Dollar amounts in thousands, except per share data)
FISCAL YEAR 2002:
Sales                   $ 85,319     $110,110     $118,825     $113,832       $428,086

Gross profit              31,624       40,262       45,144       43,334        160,364

Operating profit          13,327       17,301       18,897       18,662         68,187

Net income                 4,595        9,633       10,558       10,220         35,006

Earnings per share           .15          .30          .33          .32           1.10

Earnings per share
 before change in
 accounting                  .25          .30          .33          .32           1.20



FISCAL YEAR 2001:
Sales                   $ 66,556     $ 66,339     $ 71,461     $ 78,926       $283,282

Gross profit              28,160       28,218       31,390       31,668        119,436

Operating profit          11,474       13,599       14,631       13,653         53,357

Net income                 6,742        8,124        8,761        7,972         31,599

Earnings per share           .21          .26          .28          .26           1.01

(1) The first quarter of fiscal 2002 reflects an after-tax charge of $3,226 for transitional goodwill impairment. This charge was reported in the second quarter of fiscal 2002 and retroactively applied to the beginning of the Company's fiscal year.
(2) The second quarter of fiscal 2001 included after-tax income of $300 ($.01 per share) from special items which consisted of a pre-tax gain of $7,099 on the sale of a subsidiary and asset impairments, restructuring costs and other special pre-tax charges totaling $6,600 (see Notes 18 and 19 to the Consolidated Financial Statements).

                       REPORT OF INDEPENDENT ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE





To the Shareholders and
 Board of Directors of
 Matthews International Corporation:


Our audits of the consolidated financial statements referred to in our report dated November 14, 2002 appearing in this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 8 of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


PRICEWATERHOUSECOOPERS LLP

 Pittsburgh, Pennsylvania
 November 14, 2002

                         FINANCIAL STATEMENT SCHEDULE


SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

COL.A                       COL.B              COL. C            COL. D         COL.E
-----------------------------------------------------------------------------------------
                                             Additions
                                      -----------------------
                         Balance at                Charged to
                        beginning of  Charged to     other                    Balance at
Description                period       expense     accounts   Deductions   end of period
-----------             ------------  ----------   ----------  ----------   -------------
                                                      (1)         (2)
Allowance for Doubtful Accounts:
-------------------------------
Fiscal Year Ended:
September 30, 2002        $ 3,725      $ 1,134     $ 5,039     $(1,609)        $ 8,289
September 30, 2001          2,468        1,427         300        (470)          3,725
September 30, 2000          2,397          908         -          (837)          2,468

(1)  Purchase accounting adjustments in connection with acquisitions.
(2)  Amounts determined not to be collectible, net of recoveries.  Fiscal 2002 amount also includes a reduction of $107 in the reserve from the sale of a business.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no changes in accountants or disagreements on accounting or financial disclosure between the Company and PricewaterhouseCoopers LLP, Certified Public Accountants, for the fiscal years ended September 30, 2002, 2001 and 2000.

                                    PART III


ITEM 10.  DIRECTORS, OFFICERS and EXECUTIVE MANAGEMENT OF THE REGISTRANT.

The following information is furnished with respect to directors, officers and executive management:

Name                           Age       Positions with Registrant
----                           ---       -------------------------

David M. Kelly                  60       Chairman of the Board, President and
                                         Chief Executive Officer

Joseph C. Bartolacci            42       President, Matthews Europe

Edward J. Boyle                 56       Chief Financial Officer, Secretary
                                         and Treasurer

David J. DeCarlo                57       President, Bronze Division
                                         and Director

Brian J. Dunn                   45       President, Marking Products,
                                         North America

Robert J. Kavanaugh             65       Director

Lawrence W. Keeley, Jr.         41       President, Graphic Systems Division

Thomas N. Kennedy               67       Director

Jonathan H. Maurer              47       President, York Casket Division

Steven F. Nicola                42       Vice President, Accounting & Finance

John P. O'Leary, Jr.            55       Director

Paul F. Rahill                  45       President, Cremation Division

Robert J. Schwartz              55       Group President, Graphic Systems &
                                         Marking Products Divisions

William J. Stallkamp            63       Director

John D. Turner                  56       Director


David M. Kelly has been Chairman of the Board since March 1996. He was appointed President and Chief Operating Officer of the Company in April 1995 and President and Chief Executive Officer in October 1995. He was appointed as a Director of the Company in May 1995. Mr. Kelly is also on the Board of Directors of DQE, Inc. and Mestek, Inc.

Joseph C. Bartolacci, President, Matthews Europe, was appointed an officer of the Company in April 2002. He has also been President, Caggiati, S.p.A. (a wholly-owned subsidiary of Matthews International Corporation) since June 1999. Prior thereto, he was General Counsel of Matthews.

ITEM 10. DIRECTORS, OFFICERS and EXECUTIVE MANAGEMENT OF THE REGISTRANT, continued.


Edward J. Boyle was appointed Chief Financial Officer, Secretary and Treasurer in December 2001. He had been Vice President, Accounting & Finance, Treasurer and Secretary since September 1996.

David J. DeCarlo, a Director of the Company since 1987, has been President, Bronze Division since November 1993.

Brian J. Dunn was appointed President, Marking Products, North America in November 2000. He had been National Sales Manager, Marking Products, North America since joining the Company in November 1998. Prior thereto, Mr. Dunn was a regional sales manager for the Automation Division of Rockwell International Corporation, an industrial automation company.

Robert J. Kavanaugh was elected to the Board of Directors in February 1998. Mr. Kavanaugh retired in 1996 as a partner of the Pittsburgh office of Arthur Andersen LLP, an accounting firm.

Lawrence W. Keeley, Jr. joined the Company in September 1999 as President, Graphic Systems Division. Prior thereto, he was a Vice President for Container Graphics Corporation, a provider of printing plates, cutting dies and services to the packaging industry.

Thomas N. Kennedy, a Director of the Company since 1987, retired as an officer of the Company in December 1995. He was Senior Vice President, Chief Financial Officer and Treasurer.

Jonathan H. Maurer joined the Company as President, York Casket Division in April 2002. He had been an independent business consultant since April 2000. Prior thereto, he was a Senior Vice President of Calgon Carbon Corporation, a supplier of purification systems.

Steven F. Nicola was appointed Vice President, Accounting and Finance in December 2001. He had been Controller of the Company since December 1995.

John P. O'Leary, Jr., a Director of the Company since 1992, has been Senior Vice President, SCA North America, a packaging supplier, since May 2002.
Prior thereto, he had been President and Chief Executive Officer of Tuscarora, Incorporated, a manufacturer of custom design protective packaging.
Tuscarora, Incorporated is a wholly-owned subsidiary of SCA Packaging International B.V.

Paul F. Rahill rejoined the Company as President, Cremation Division in October 2002. He previously was President of Industrial Equipment and Engineering Company (a wholly-owned subsidiary of Matthews International Corporation) until his retirement in April 2000. He performed independent consulting services from April 2000 until October 2002.

Robert J. Schwartz was appointed Group President, Graphic Systems & Marking Products Divisions in November 2000. Prior thereto, he had been President, Marking Products Division.

ITEM 10. DIRECTORS, OFFICERS and EXECUTIVE MANAGEMENT OF THE REGISTRANT, continued.


William J. Stallkamp, a Director of the Company since 1981, is currently a Managing Partner of Penn Hudson Financial Group, Inc., a private investment bank. Until January 2002, he was a fund advisor and Chairman of the Operations Group at Safeguard Scientifics, Inc., a technology company. Mr. Stallkamp was a Vice Chairman of Mellon Financial Corporation, a financial services company, in Pittsburgh, PA and Chairman and Chief Executive Officer of Mellon PSFS in Philadelphia, PA, until his retirement on January 1, 2000.

John D. Turner was elected to the Board of Directors in April 1999. Mr. Turner has been Chairman and Chief Executive Officer of Copperweld Corporation, a manufacturer of tubular and bimetallic wire products and wholly-owned subsidiary of The LTV Corporation, since December 2001. Prior thereto, Mr. Turner had been Executive Vice President and Chief Operating Officer of The LTV Corporation, an integrated steel producer, and President of LTV Copperweld. Mr. Turner is also on the Board of Directors of DQE, Inc.



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

The principal function of the Audit Committee is to serve as an independent and objective party to monitor the Company's financial reporting and internal control systems. The Committee periodically reviews and appraises the Company's outside auditors and the Company's internal audit department and serves as a vehicle to provide an open avenue of communication between the Company's Board of Directors and financial management, the internal audit department, and independent accountants. The Committee members are John P. O'Leary, Jr. (Chairman), William J. Stallkamp and Robert J. Kavanaugh.

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

ITEM 11.  EXECUTIVE COMPENSATION.

The following table sets forth the individual compensation information for the fiscal years ended September 30, 2002, 2001 and 2000 for the Company's Chief Executive Officer and the four most highly compensated executives.

                                SUMMARY COMPENSATION TABLE

                                          Annual                Long-Term
                                       Compensation           Compensation
                                     -----------------   -----------------------
                                                           Awards       Payouts
                                                           ------       -------       All
                                                         Securities                  Other
Name of Individual                                       Underlying       LTIP      Compen-
and Principal Position      Year      Salary     Bonus     Options      Payouts      sation
----------------------      ----     -------    -------  ----------    ---------    -------
                                                  (1)     (Shares)        (2)         (3)
David M. Kelly              2002    $412,002   $422,642    140,000     $550,000     $   204
Chairman of the Board and   2001     376,506    385,365    112,000      262,878       1,195
Chief Executive Officer     2000     367,117    360,585       None      736,928         117

David J. DeCarlo            2002     250,245    177,282     38,000      217,841       1,892
Director and President,     2001     238,380    174,685     28,000      372,415       1,564
Bronze Division             2000     236,095    163,498      None       761,709       1,492

Edward J. Boyle             2002     200,250    124,200     35,000      124,909       1,472
Chief Financial Officer,    2001     174,300    109,876     26,000      114,639         990
Secretary and Treasurer     2000     160,232     94,876      None       190,292       2,142

Joseph C. Bartolacci        2002     166,050     85,000     18,000       88,741      39,330
President, Matthews Europe

Robert J. Schwartz          2002     183,255      4,228     30,000        None        3,661
Group President, Graphic    2001     165,450      2,771     24,000       90,770       4,432
Systems & Marking           2000     139,913     85,646     10,000      118,929       3,189
Products Divisions

(1)  Includes the current portion of management incentive plan and supplemental management incentive payments.  The Company has adopted a management incentive plan for officers and key management personnel.  Participants in such plan are not eligible for the Company's profit distribution plan.  The incentive plan is based on improvement in divisional and
     Company economic value added and the attainment of established personal goals.  A portion of amounts earned are deferred by the Company and are payable with interest at a market rate over a two-year period contingent upon economic value added performance and continued
     employment during such period.  See Long-Term Incentive Plans - Awards in Last Fiscal Year
     table.  In addition, payments include a supplement in amounts which are sufficient to pay annual interest expense on the outstanding notes of management under the Company's
     Designated Employee Stock Purchase Plan and to pay medical costs which are not otherwise covered by a Company plan.
(2)  Represents payments of deferred amounts under the management incentive plan.



ITEM 11.  EXECUTIVE COMPENSATION, continued.

(3)  Includes premiums for term life insurance and educational assistance for dependent children.
     Each officer of the Company is provided term life insurance coverage in an amount equivalent to approximately three times their respective salary.  Educational assistance for dependent children is provided to any officer or employee of the Company whose child meets the scholastic eligibility criteria and is attending an eligible college or university.  Amounts reported in this column include only life insurance benefit costs, except for Mr. Bartolacci and Mr. Schwartz.  In fiscal years 2002, 2001 and 2000, Mr. Schwartz received $2,400, $3,600 and $2,400, respectively, under the educational assistance program.  The amount reported in this column for Mr. Bartolacci includes supplemental compensation of $38,886 to cover expenses while on an international assignment.

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


             Long-Term Incentive Plans - Awards in Last Fiscal Year

                                           Performance          Estimated Future
                                            or Other             Payouts Under
                         Number              Period             Non-Stock Price-
                        of Shares             Until               Based Plans
                        or Other            Maturation          ----------------
Name                     Rights             or Payout               Maximum
-------------          ----------          -----------          ----------------
D.M. Kelly                 -                 2 Years               $ 441,867
D.J. DeCarlo               -                 2 Years                 180,653
E.J. Boyle                 -                 2 Years                 130,088
J.C. Bartolacci            -                 2 Years                  89,018
R.J. Schwartz              -                    -                      None

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

                     Option/SAR Grants in Last Fiscal Year

                                                                      Potential Realized
                                                                       Value at Assumed
                                                                       Annual Rates of
                                                                         Stock Price
                                                                       Appreciation for
                       Individual Grants (1)                             Option Term
-----------------------------------------------------------------   ----------------------
                                Percent
                               of Total
                  Number of     Options
                 Securities   Granted to   Exercise
                 Underlying    Employees    or Base
                   Options     in Fiscal     Price     Expiration
Name               Granted       Year      per Share      Date          5%          10%
--------------   ----------   ----------   ---------   ----------   ----------   ---------
D.M. Kelly         140,000       34.4%      $24.37      1/17/12     $2,145,663  $5,437,531
D.J. DeCarlo        38,000        9.3        24.37      1/17/12        582,394   1,475,901
E.J. Boyle          35,000        8.6        24.37      1/17/12        536,416   1,359,383
J.C. Bartolacci     18,000        4.4        24.37      1/17/12        275,871     699,111
R.J. Schwartz       30,000        7.4        24.37      1/17/12        459,785   1,165,185

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

                Aggregated Option Exercises in Last Fiscal Year
                       and Fiscal Year End Option Values

                                            Number of              Value of Unexercised
                 Shares                Securities Underlying       In-the-Money Options
                Acquired                Unexercised Options         at Fiscal Year End
                   On      Value    --------------------------  --------------------------
Name            Exercise  Realized  Exercisable  Unexercisable  Exercisable  Unexercisable
--------------- --------  --------  -----------  -------------  -----------  -------------
D.M. Kelly      183,800  $3,330,895   514,867       645,333     $6,931,949    $4,817,927
D.J. DeCarlo    300,000   5,241,688   299,334       264,666      4,195,183     2,125,074
E.J. Boyle      130,000   2,104,391    52,000       189,000        488,237     1,522,110
J.C. Bartolacci  79,767   1,393,963    16,900        93,333        182,267       828,306
R.J. Schwartz    84,000   1,643,552    61,334        98,666        778,717       725,014

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

Estimated years of continuous service for each of the individuals named in the Summary Compensation Table, as of October 1, 2002 and rounded to the next higher year, are: Mr. Kelly, 8 years; Mr. DeCarlo, 18 years; Mr. Boyle,
16 years; Mr. Bartolacci, 6 years; and Mr. Schwartz, 6 years.


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

Equity Compensation Plans:

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

The following table provides information about grants under the Company's equity compensation plans as of September 30, 2002:

                           Equity Compensation Plan Information
                                                                      Number of securities
                                                                      remaining available
                                                                      for future issuance
                       Number of securities     Weighted-average          under equity
                        to be issued upon        exercise price        compensation plans
                           exercise of           of outstanding            (excluding
                       outstanding options,     options, warrants     securities reflected
Plan category          warrants and rights         and rights             in column (a))
------------------------------------------------------------------------------------------
                               (a)                     (b)                     (c)
------------------------------------------------------------------------------------------
Equity compensation
  plans approved by
  security holders          3,272,721 (1)            $13.77               3,449,239 (2)(3)
Equity compensation
  plans not approved
  by security holders          None                    None                  None
                            ---------                 -----               ---------
  Total                     3,272,721                $13.77               3,449,239
                            =========                 =====               =========



ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, continued.

Equity Compensation Plans, continued:
   (1)  Includes 56,288 shares under the Director Fee Plan.
   (2)  The number of shares remaining available under the stock incentive plan at September 30,
        2002 was 1,458,678.  The aggregate number of shares available for grant under such plan cannot exceed 15% of the outstanding shares of the Company's common stock.
   (3)  Includes (i) up to 1,000,000 shares that can be issued as restricted stock under the
        Company's 1992 Stock Incentive Plan, (ii) 128,879 shares that can be issued as deferred stock under the Company's 1994 Director Fee Plan and (iii) 1,861,682 shares that can be sold to employees through the Company under the Company's 1994 Employee Stock Purchase
        Plan, which is an open market purchase plan.


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

This information is as of November 30, 2002.
                                                     Number of
                                                  Class A Shares
    Name of                                        Beneficially       Percent
Beneficial Owner (1)                                 Owned (2)        of Class
----------------                                  --------------      --------
Directors, Officers and Executive Management:
--------------------------------------------
D.M. Kelly                                            613,654 (3)        1.9%
J.C. Bartolacci                                        69,566 (3)        0.2
E.J. Boyle                                            159,000 (3)        0.5
D.J. DeCarlo                                          894,376 (3)        2.8
R.J. Kavanaugh                                          2,000             *
T.N. Kennedy                                           60,000            0.2
J.P. O'Leary, Jr.                                      23,824            0.1
R.J. Schwartz                                         116,950 (3)        0.4
W.J. Stallkamp                                         12,000             *
J.D. Turner                                             4,000             *
All directors, officers and executive
 management as a group (15 persons)                 2,108,928 (3)        6.5

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, continued.

(a)(b) Security Ownership of Certain Beneficial Owners and Management, continued:

                                                     Number of
                                                  Class A Shares
    Name of                                        Beneficially       Percent
Beneficial Owner (1)                                 Owned (2)        of Class
----------------                                  --------------      --------
Others:
------
Ariel Capital Management, Inc.
 200 East Randolph Drive, Suite 2900
 Chicago, IL 60601                                  3,672,925           11.7
T. Rowe Price Associates, Inc.
 100 East Pratt Street
 Baltimore, MD 21202                                3,133,700           10.0
Neuberger Berman, LLC
 605 Third Avenue
 New York, NY 10158                                 2,313,682            7.4


 *   Less than 0.1%

(1) Unless otherwise noted, the mailing address of each beneficial owner is the same as that of the Registrant.
(2) The nature of the beneficial ownership for all shares is sole voting and investment power, except as follows:
       Mr. Schwartz has sole voting power except for 80 Class A shares held by
         Mr. Schwartz as custodian for daughter.
       Ariel Capital Management, Inc. has no beneficial interest in any of the 3,672,925 shares owned. Ariel Capital Management, Inc. holds the shares solely for its clients of whom none of them individually owns 5% or more of Matthews International Corporation common stock. Ariel Capital Management, Inc., in its capacity as investment advisor, has sole voting power for 3,338,625 shares and sole investment discretion for 3,672,925 shares.
       Shares held by T. Rowe Price Associates, Inc. ("Price Associates") are owned by various individual and institutional investors, including
         T. Rowe Price Small-Cap Stock Fund, Inc. (which owns 1,733,100 shares), for which Price Associates serves as investment advisor with power to direct investments and/or power to vote the shares. For purposes of the reporting requirements of the Securities Exchange
         Act of 1934, Price Associates is deemed to be a beneficial owner of such shares; however, Price Associates expressly disclaims that it is, in fact, the beneficial owner of such shares. Price Associates has sole dispositive power for 3,133,700 shares and sole voting power for 949,200 shares.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, continued.

       Neuberger Berman, LLC ("NB"), as a registered investment advisor, may have discretionary authority to dispose of or to vote shares that are under its management. As a result, NB may be deemed to have beneficial ownership of such shares. NB does not, however, have any economic interest in the shares. The clients are the actual owners of the shares and have the sole right to receive and the power to direct the receipt of dividends from or proceeds from the sale of such shares. As of November 30, 2002, of the shares set forth in the table, NB had shared dispositive power with respect to 2,313,682 shares, sole voting power with respect to 166,500 shares and shared voting power on 1,427,700 shares. With regard to the shared voting power, Neuberger Berman Management, Inc. and Neuberger Berman Funds are deemed to be beneficial owners for purpose of Rule 13(d) since they have shared power to make decisions whether to retain or dispose of the shares. NB is the sub-advisor to the above referenced Funds. It should be further noted that the above mentioned shares are also included with the shared power to dispose calculation.
(3) Includes options exercisable within 60 days of November 30, 2002 as follows: Mr. Kelly, 458,200 shares; Mr. Bartolacci, 63,566 shares;
     Mr. Boyle, 86,000 shares; Mr. DeCarlo, 314,667 shares; Mr. Schwartz, 92,666 shares; and all directors and officers as a group, 1,078,766 shares.


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

ITEM 14. CONTROLS AND PROCEDURES

(a)	  	Evaluation of Disclosure Controls and Procedures.

Based on their evaluation as of a date within 90 days of the filing date of this Annual Report on Form 10-K, the Company's chief executive officer and chief financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act") are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.


(b)	  	Changes in Internal Controls.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.


ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) 1.  Financial Statements:

The following items are included in Part II, Item 8:

                                                                        Pages
                                                                        -----
Report of Independent Accountants                                         34

Consolidated Balance Sheet                                              35-36

Consolidated Statement of Income                                          37

Consolidated Statement of Shareholders' Equity                            38

Consolidated Statement of Cash Flows                                      39

Notes to Consolidated Financial Statements                              40-63

Supplementary Financial Information                                       64

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K, continued.

2.  Financial Statement Schedules:

Schedule II - Valuation and Qualifying Accounts and the related report of independent accountants are included on pages 65 and 66 in Part II, Item 8 of this Annual Report on Form 10-K.


3.  Exhibits Filed:

The index to exhibits is on pages 85-86.



(b)  Reports on Form 8-K:

None

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 20, 2002.


                                         MATTHEWS INTERNATIONAL CORPORATION
                                         ----------------------------------
                                                    (Registrant)


                                     By            David M. Kelly
                                        -------------------------------------
                                        David M. Kelly, Chairman of the Board,
                                        President and Chief Executive Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on December 20, 2002:



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
Thomas N. Kennedy, Director              John D. Turner, Director

                               CERTIFICATION
                          PRINCIPAL EXECUTIVE OFFICER


I, David M. Kelly, certify that:
1. I have reviewed this annual report on Form 10-K of Matthews International Corporation;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: December 20, 2002


David M. Kelly
-------------------------
David M. Kelly
Chairman of the Board, President
and Chief Executive Officer

                                CERTIFICATION
                          PRINCIPAL FINANCIAL OFFICER


I, Edward J. Boyle, certify that:
1. I have reviewed this annual report on Form 10-K of Matthews International Corporation;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: December 20, 2002


Edward J. Boyle
-------------------------
Edward J. Boyle
Chief Financial Officer,
Secretary and Treasurer

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

                                  ----------

Exhibit                                            Prior Filing or Sequential
  No.     Description                              Page Numbers Herein
-------   -----------                              --------------------------

 10.8     Caggiati S.p.A. Asset Purchase           Exhibit Number 10.1 to
          Agreement *                              Form 10-Q for the quarter
                                                   ended June 30, 1999

 10.9     Loan Agreement, Caggiati S.p.A. *        Exhibit Number 10.20 to
                                                   Form 10-K for the year
                                                   ended September 30, 1999

 10.10    Purchase Agreement among priNexus,       Exhibit Number 10.17 to
          Inc., Matt-One Holding Corporation,      Form 10-K for the year
          Tukaiz Litho, Inc. and Tukaiz            ended September 30, 2000
          Communications, LLC *

 10.11    Stock Purchase Agreement among           Exhibit Number 10.1 to
          Matthews International Corporation,      Form 8-K dated May 24, 2001
          Empire Stock Corp., and The York
          Group, Inc., dated as of May 24, 2001 *

 10.12    Asset Purchase Agreement among           Exhibit Number 10.2 to
          Matthews International Corporation,      Form 8-K dated May 24, 2001
          Empire Stock Corp., The York Group,
          Inc., York Bronze Company and OMC
          Industries, Inc., dated as of
          May 24, 2001 *

 10.13    Agreement and Plan of Merger By and      Exhibit Number 10.3 to
          Among Matthews International             Form 8-K dated May 24, 2001
          Corporation, Empire Merger Corp.,
          and The York Group, Inc., dated as
          of May 24, 2001 *

 21       Subsidiaries of the Registrant           Filed Herewith

 23       Consent of Independent Accountants       Filed Herewith

99.1	Certification Pursuant to 18 U.S.C.      Filed Herewith
         Section 1350, as Adopted Pursuant to
         Section 906 of the Sarbanes-Oxley
         Act of 2002, of David M. Kelly

99.2	Certification Pursuant to 18 U.S.C.      Filed Herewith
         Section 1350, as Adopted Pursuant to
         Section 906 of the Sarbanes-Oxley
         Act of 2002, of Edward J. Boyle

Copies of any Exhibits will be furnished to shareholders upon written request. Requests should be directed to Mr. Edward J. Boyle, Chief Financial Officer, Secretary and Treasurer of the Registrant.