Form 10-Q
period 2002-12-31
MATTHEWS INTERNATIONAL CORP
filed 2003-02-13
CIK 63296

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  Form 10-Q


[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934


For The Quarterly Period Ended December 31, 2002

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

     Class of Common Stock                  Outstanding at January 31, 2003

   Class A - $1.00 par value                       31,378,742 shares

                            PART I - FINANCIAL INFORMATION
                 MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEET (UNAUDITED)
                       (Dollar amounts in thousands, except per share data)

                                                      December 31, 2002         September 30, 2002
                                                  ------------------------   ------------------------
ASSETS
Current assets:
Cash and cash equivalents                                         $ 62,643                   $ 57,101
Short-term investments                                               4,575                      4,565
Accounts receivable, net                                            61,212                     66,239
Inventories:  Materials and finished goods           $ 23,032                   $ 22,320
              Labor and overhead in process             1,601                      1,606
              Supplies                                    501                        477
                                                      -------                    -------
                                                                    25,134                     24,403
Other current assets                                                 3,254                      3,712
                                                                   -------                    -------
   Total current assets                                            156,818                    156,020
Investments                                                          4,519                      4,699
Property, plant and equipment:  Cost                  132,142                    131,306
 Less accumulated depreciation                        (57,898)                   (56,163)
                                                      -------                    -------
                                                                    74,244                     75,143
Deferred income taxes and other assets                              25,278                     28,369
Goodwill                                                           148,337                    144,960
Other intangible assets, net                                        13,323                     13,410
                                                                   -------                    -------
Total assets                                                     $ 422,519                  $ 422,601
                                                                   =======                    =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Long-term debt, current maturities                                   6,398                      6,127
Accounts payable                                                    18,727                     19,462
Accrued compensation                                                18,426                     22,859
Accrued income taxes                                                 7,654                      4,114
Accrued rebates                                                      9,651                      9,697
Other current liabilities                                           27,888                     24,927
                                                                   -------                    -------
  Total current liabilities                                         88,744                     87,186
Long-term debt                                                      86,535                     96,487
Estimated finishing costs                                            6,767                      6,811
Postretirement benefits                                             17,857                     17,907
Environmental reserve                                               11,294                     11,300
Other liabilities                                                   18,491                     21,535

Shareholders' equity:
 Common stock                                          36,334                     36,334
 Additional Paid in Capital                             2,368                      2,119
 Retained earnings                                    224,980                    216,569
 Accumulated other comprehensive income (loss)        (14,573)                   (15,216)
 Treasury stock, at cost                              (56,278)                   (58,431)
                                                      -------                    -------
                                                                   192,831                    181,375
                                                                   -------                    -------
Total liabilities and shareholders' equity                       $ 422,519                  $ 422,601
                                                                   =======                    =======

                 MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
                 (Dollar amounts in thousands, except per share data)

                                                        Three Months Ended
                                                           December 31,
                                                     ------------------------
                                                         2002           2001
                                                         ----           ----

Sales                                                $ 109,073       $ 85,319
Cost of sales		                               (70,871)       (53,695)
                                                       -------        -------
Gross profit                                            38,202         31,624

Selling and administrative expenses                    (21,368)       (18,297)
						                   -------        -------
Operating profit                                        16,834         13,327

Investment income                                          275            813
Interest expense                                          (969)          (804)
Other income (deductions), net                             (17)            56
Minority interest                                         (970)          (655)
                                                       -------        -------

Income before income
 taxes and change in accounting                         15,153         12,737

Income taxes                                            (5,880)        (4,916)
                                                       -------        -------
Income before cumulative
 effect of change in accounting                          9,273          7,821

Cumulative effect of change in
 accounting, net of tax                                    -           (3,226)
				                               -------        -------

Net income                                           $   9,273      $   4,595
                                                       =======        =======


Earnings per share before cumulative
 effect of change in accounting:
  Basic                                               $  .30         $  .26
                                                        ====           ====
  Diluted                                             $  .29         $  .25
                                                        ====           ====
Earnings per share:
  Basic                                               $  .30         $  .15
                                                        ====           ====
  Diluted                                             $  .29         $  .15
                                                        ====           ====

                 MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                (Dollar amounts in thousands, except per share data)

                                                               Three Months Ended
                                                                  December 31,
                                                           --------------------------
                                                                2002            2001
                                                                ----            ----
Cash flows from operating activities:
 Net income                                                  $  9,273        $  4,595
 Adjustments to reconcile net income to net cash
   provided by operating activities:
  Depreciation and amortization                                 3,642           2,953
  Change in deferred taxes                                        117            (207)
  Changes in working capital items                              3,328          (1,279)
  (Increase) decrease in other assets                             507            (691)
  Increase (decrease) in estimated finishing costs                (43)             69
  Increase (decrease) in other liabilities                      1,365            (357)
  Decrease in postretirement benefits                             (50)            (64)
  Tax benefit of exercised stock options                        1,050             -
  Impairment losses                                               -             5,255
  Net gain on sale of assets                                     (305)             (6)
  Net (gain) loss on investments                                   56            (585)
                                                              -------         -------
    Net cash provided by operating activities                  18,940           9,683
                                                              -------         -------
Cash flows from investing activities:
 Capital expenditures                                          (2,811)         (1,686)
 Proceeds from sale of assets                                     941             455
 Acquisitions, net of cash acquired                               -           (84,864)
 Purchases of investment securities                               (54)         (4,517)
 Proceeds from disposition of investment securities                 5          13,713
                                                              -------         -------
    Net cash used in investing activities                      (1,919)        (76,899)
                                                              -------         -------
Cash flows from financing activities:
 Proceeds from long-term debt                                     -           124,500
 Payments on long-term debt                                   (10,804)        (40,248)
 Proceeds from the sale of treasury stock                       1,351             110
 Purchases of treasury stock                                      -              (124)
 Dividends                                                       (862)           (795)
                                                              -------         -------
    Net cash (used in) provided by financing activities       (10,315)         83,443
                                                              -------         -------
Effect of exchange rate changes on cash                        (1,164)           (232)
                                                              -------         -------

Net increase in cash and cash equivalents                    $  5,542        $ 15,995
                                                              =======         =======

             MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              December 31, 2002
            (Dollar amounts in thousands, except per share data)


Note 1.  Nature of Operations

Matthews International Corporation ("Matthews"), founded in 1850 and incorporated in Pennsylvania in 1902, is a designer, manufacturer and marketer principally of memorialization products and caskets for the cemetery and funeral home industries and custom-made products which are used to identify people, places, products and events. The Company's products and operations are comprised of five business segments: Bronze, York Casket, Cremation, Graphics Imaging, and Marking Products. The Bronze segment is a leading manufacturer of cast bronze memorials and other memorialization products and is a leading builder of mausoleums in the United States. York Casket is the second leading casket manufacturer in the United States and produces a wide variety of wood and metal caskets. The Cremation segment is a leading designer and manufacturer of cremation equipment and cremation-related products in North America. The Graphics Imaging segment manufactures and provides printing plates, pre-press services and imaging systems for the corrugated and flexible packaging industries. The Marking Products segment designs, manufactures and distributes a wide range of equipment and consumables for identifying various consumer and industrial products, components and packaging containers.

Beginning with the first quarter of fiscal 2003, Matthews changed its internal reporting structure and is reporting a fifth business segment, the Cremation segment. The Cremation segment consists of the Company's cremation equipment business (formerly part of the Bronze segment) and the Company's cremation casket business (formerly part of the York Casket segment). Segment information for the prior period contained in these financial statements has been reclassified to conform to the current period presentation.

The Company has manufacturing and marketing facilities in the United States, Australia, Canada and Europe.


Note 2.  Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information for commercial and industrial companies and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three-months ended December 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2002.

The consolidated financial statements include all majority-owned foreign and domestic subsidiaries. The consolidated financial statements also include the accounts of the Company's 50%-owned affiliates, O.N.E. Color Communications, L.L.C. and S+T GmbH & Co. KG. All intercompany accounts and transactions have been eliminated.

                MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2002
               (Dollar amounts in thousands, except per share data)


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


Note 3.  Income Taxes

Income tax provisions for the Company's interim periods are based on the effective income tax rate expected to be applicable for the full year. The difference between the estimated effective tax rate for fiscal 2003 of 38.8% and the Federal statutory rate of 35% primarily reflects the impact of state and foreign income taxes.


Note 4.  Earnings Per Share
                                                     Three Months Ended
                                                        December 31,
                                                 --------------------------
                                                     2002           2001
                                                     ----           ----

Net income                                           $ 9,273        $ 4,595
                                                       =====          =====

Weighted-average common
 shares outstanding                               31,240,366     30,278,084

Dilutive securities,
 primarily stock options                             786,757      1,242,461
                                                  ----------     ----------
Diluted weighted-average
 common shares outstanding                        32,027,123     31,520,545
                                                  ==========     ==========


Basic earnings per share                               $ .30          $ .15
                                                        ====           ====

Diluted earnings per share                             $ .29          $ .15
                                                        ====           ====
Diluted earnings per share before
  change in accounting						 $ .29          $ .25
									  ====           ====

                 MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2002
                (Dollar amounts in thousands, except per share data)


Note 5.  Segment Information

The Company is organized into five business segments based on products and services. The segments, which are Bronze, York Casket, Cremation, Graphics Imaging and Marking Products, are described under Nature of Operations (Note
1). Management evaluates segment performance based on operating profit (before income taxes) and does not allocate non-operating items such as investment income, interest expense, other income (deductions), net and minority interest.

Information about the Company's segments follows:
                                                     Three Months Ended
                                                        December 31,
                                                 --------------------------
                                                       2002           2001
                                                       ----           ----
Sales to external customers:
  Bronze                                            $ 42,901       $ 41,779
  York Casket                                         30,159         10,757
  Cremation								 5,178	    3,337
  Graphics Imaging                                    23,242         22,667
  Marking Products                                     7,593          6,779

                                                     -------        -------
                                                   $ 109,073      $  85,319
                                                     =======        =======
Operating profit:
  Bronze                                            $  9,373          8,719
  York Casket                                          3,395          1,032
  Cremation                                              457            385
  Graphics Imaging                                     2,628          2,327
  Marking Products                                       981            864

                                                     -------        -------
                                                   $  16,834      $  13,327
                                                     =======        =======


Note 6.  Comprehensive Income

Comprehensive income consists of net income adjusted for changes, net of tax, in cumulative foreign currency translation, unrealized investment gains and losses and minimum pension liability. For the three-month periods ended December 31, 2002 and 2001, comprehensive income was $9,916 and $3,551, respectively.

             MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             December 31, 2002
            (Dollar amounts in thousands, except per share data)


Note 7.   Restructuring and Relocation Costs

Accrued reserves for restructuring and relocation costs were $2,339 at December 31, 2002 and $3,680 at September 30, 2002. Fiscal 2003 activity reflected additional restructuring reserves of $325 and payments for costs incurred of $1,666 applied against the reserve. These reserves have been provided for the restructuring, sale or closure of certain of the York Casket segment's operations and facilities, including the disposition of their remaining distribution operations and the relocation of their administrative functions to Pittsburgh, Pennsylvania. The accrued liability, which is included in other current liabilities, includes previously established reserves assumed with the acquisition of the York Casket segment as well as reserves recorded for costs to be incurred as a result of the acquisition. The majority of the restructuring and relocation activities included in the reserves are expected to be completed during fiscal 2003.

Restructuring reserves recorded for costs to be incurred as a result of the acquisition were recorded as a purchase accounting adjustment and did not affect the fiscal 2002 operating results of the Company. Accrued costs of $665 related to the relocation of the York Casket segment's administrative functions to Pittsburgh were expensed during fiscal 2002. Other accrued costs related to the relocation were recorded as a purchase accounting adjustment.


Note 8.  Acquisition

On May 24, 2001, Matthews and The York Group, Inc. ("York Casket") signed a merger agreement whereby Matthews would acquire 100% of the outstanding common shares of York Casket for $10 cash per share. Matthews also agreed to pay up to an additional $1 cash per share based on excess cash (as defined in the merger agreement) remaining on the balance sheet of York Casket as of October 31, 2001. On December 3, 2001, this transaction was completed at $11 per share. At December 3, 2001, there were 8,940,950 shares of York Casket common stock outstanding. The transaction was financed by Matthews through borrowings under a $125,000 Revolving Credit Facility. The acquisition of York Casket, which is the second leading casket manufacturer in the United States, was designed to expand Matthews' position in the death care industry. York Casket operates as a wholly-owned subsidiary and separate segment of Matthews. Matthews has accounted for this acquisition using the purchase method and, accordingly, recorded the acquired assets and liabilities at their estimated fair values at the acquisition date. The excess of the purchase price over the estimated fair value of the net assets acquired was recorded as goodwill, which is subject to periodic review for impairment.

            MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            December 31, 2002
           (Dollar amounts in thousands, except per share data)


Note 8.  Acquisition, continued

The following unaudited pro-forma information presents a summary of the consolidated results of Matthews and York Casket as if the acquisition had occurred on October 1, 2001:

                                                     Three Months Ended
                                                        December 31,
                                                 --------------------------
                                                       2002           2001
                                                       ----           ----
  Sales                                         $    109,073    $   106,986
  Income before change in accounting                   9,273          7,805
  Net Income                                           9,273          4,597
  Earnings Per Share before change in accounting        0.29           0.25
  Earnings Per Share                                    0.29           0.15



These unaudited pro-forma results have been prepared for comparative purposes only and include certain adjustments, such as interest expense on acquisition debt. The pro-forma results include non-recurring property, plant and equipment write-offs and plant closure and restructuring charges for York Casket of $1,270 for the three months ended December 31, 2001. The pro-forma information does not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred on the date indicated, or which may result in the future.


Note 9.  Goodwill and Other Intangible Assets

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." The Company adopted SFAS No. 142 effective
October 1, 2001. Under this standard, goodwill related to business combinations is no longer amortized, but is subject to periodic review for impairment. In general, when the carrying value of a reporting unit exceeds its implied fair value, an impairment loss must be recognized. For purposes of testing for transitional impairment upon adoption of SFAS No. 142, the Company used a combination of valuation techniques, including discounted cash flows. Based on this assessment, the Company recorded a pre-tax charge in the first quarter of fiscal 2002 for transitional goodwill impairment of $5,255 ($3,226 after-tax). The impairment was primarily related to a reporting unit within the Company's Bronze segment and was determined based upon a comparison of carrying value to implied fair market value. The Company will perform its annual impairment review in its second fiscal quarter.

             MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             December 31, 2002
            (Dollar amounts in thousands, except per share data)


Note 9.  Goodwill and Other Intangible Assets, continued

Changes to goodwill, net of accumulated amortization during the quarter ended December 31, 2002, follow.

                                               York                Graphics    Marking
                                   Bronze     Casket    Cremation   Imaging   Products     Consolidated
                                  --------   --------   ---------  --------   --------    -------------
Goodwill:
Balance at September 30, 2002     $ 68,516    $ 39,313   $ 6,402   $ 30,564    $ 165         $144,960
Additions during period                -           -         -          -         -              -
Translation and
 other adjustments                   1,147         927       -        1,303       -             3,377
                                    ------      ------     ------    ------      ---          -------

Balance at December 31, 2002      $ 69,663    $ 40,240   $ 6,402   $ 31,867    $ 165         $148,337
                                    ======      ======     ======    ======      ===          =======

The following table summarizes the carrying amount and related accumulated amortization for intangible assets.

                                  Carrying            Accumulated
                                   Amount             Amortization
		                   -------             ------------
Trade names        	          $  8,000               $   -  *
Customer relationships              4,100                 (261)
Copyrights/patents/other            1,600                 (116)
                                   ------                  ---
                                 $ 13,700               $ (377)
                                   ======                  ===
* Not subject to amortization


Other intangible assets consisted of customer relationships, trade names and copyrights, patents and other of $13,045 for the York Casket segment and copyrights, patents and other of $278 for the Cremation segment. The customer relationships and copyrights, patents and other are amortized over their estimated useful lives of 17 years and 15 years, respectively. Amortization expense on intangible assets for the first quarter of fiscal 2003 for customer relationships and copyrights, patents and other was $60 and $27, respectively. Amortization expense for intangible assets is expected to approximate $350 each year between 2003 and 2008.

             MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             December 31, 2002
            (Dollar amounts in thousands, except per share data)


Note 10.  Accounting Pronouncements

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

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." This pronouncement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. This Statement also amends APB Opinion No. 28, "Interim Financial Reporting," to require disclosure about those effects in interim financial information. The disclosure provisions of SFAS No. 148 will be adopted by the Company in the quarter ended March 31, 2003.

In November 2002, the FASB issued FASB Interpretation No. (FIN) 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including
Indirect Guarantees of Indebtedness of Others."   FIN 45 clarifies existing
guidance relating to a guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. FIN 45 requires that, upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45 is applicable on a prospective basis for guarantees issued or modified after December 31, 2002, regardless of the guarantor's year-end. The disclosure requirements are effective for both interim and annual period financial statements that end after December 15, 2002. FIN 45 will not have a material impact on the Company's financial statements or disclosures.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Cautionary Statement:

The following discussion should be read in conjunction with the consolidated financial statements of Matthews International Corporation and related notes thereto included in this Quarterly Report on Form 10-Q and the Company's Annual Report on Form 10-K for the year ended September 30, 2002. Any forward-looking statements contained herein are included pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks and uncertainties that may cause the Company's actual results in future periods to be materially different from management's expectations. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove correct. Factors that could cause the Company's results to differ materially from the results discussed in such forward-looking statements principally include changes in domestic or international economic conditions, changes in death rates, changes in product demand or pricing as a result of consolidation in the industries in which the Company operates, changes in product demand or pricing as a result of competitive pressures, unknown risks in connection with the Company's acquisitions, and technological factors beyond the Company's control.


Results Of Operations:

The following table sets forth certain income statement data of the Company expressed as a percentage of net sales for the periods indicated.

                               Three months ended          Years ended
                                  December 31,            September 30,
                               ------------------    --------------------
                                  2002    2001       2002   2001(2)  2000
                                  ----    ----       ----   ------   ----
Sales                            100.0%  100.0%     100.0%  100.0%  100.0%
Gross profit                      35.0    37.1       37.5    42.2    44.2
Operating profit                  15.4    15.6       15.9    18.8    17.9
Income before taxes (1)           13.9    14.9       14.6    18.2    17.2
Net income (1)                     8.5     9.2        8.9    11.2    10.5

(1) Before cumulative effect of change in accounting. The three months ended December 31, 2001 reflects a pre-tax charge of $5.3 million ($.10 per share after tax) for transitional goodwill impairment (see "Goodwill").
(2) Fiscal 2001 included after-tax income of $300,000 ($.01 per share) from special items, which consisted of a pre-tax gain of $7.1 million on the sale of a subsidiary and asset impairments, restructuring costs and other special pre-tax charges totaling $6.6 million.


Sales for the quarter ended December 31, 2002 were $109.1 million and were $23.8 million, or 27.8%, higher than sales of $85.3 million for the three months ended December 31, 2001. The increase primarily related to the acquisition of The York Group, Inc. ("York Casket") on December 3, 2001. The fiscal 2003 first quarter reflects three months of activity for York Casket compared to one month for the same quarter a year ago. Sales for the York Casket segment were $30.2 million for the quarter ended December 31, 2002 compared to $10.8 million for the same period last year.

Bronze segment sales for the fiscal 2003 first quarter were $42.9 million compared to $41.8 million for the fiscal 2002 first quarter. The increase of 2.7% in Bronze sales reflected higher sales of memorial and architectural products. The increase was partially offset by the divestiture of the segment's granite import business in fiscal 2002 and divestiture of a Canadian niche bank and columbarium business in October 2002. Sales for the Graphics Imaging segment in the first quarter of fiscal 2003 were $23.2 million, compared to $22.7 million for the same period a year ago. The increase primarily reflected higher sales in the segment's European operations combined with an increase in the value of the Euro against the U.S. dollar. These increases were partially offset by lower sales in the segment's domestic operations, which primarily related to the closure, in October 2002, of an unprofitable manufacturing business in southern California. Marking Products segment sales for the quarter ended December 31, 2002 were $7.6 million, compared to $6.8 million for the fiscal 2002 first quarter. The increase of $814,000, or 12.0%, was principally due to higher volume resulting from the addition of new distributors in Europe. Sales for the Cremation segment were $5.2 million for the first quarter of fiscal 2003 compared to $3.3 million for the same period a year ago. The increase reflected two additional months of cremation casket sales compared to the same period last year as a result of the acquisition of York Casket. For the first quarter of fiscal 2003, higher foreign currency values against the U.S. dollar had a favorable impact of approximately $2.0 million on the Company's consolidated sales compared to the quarter ended December 31, 2001.

Beginning with the first quarter of fiscal 2003, Matthews is reporting a fifth business segment, the Cremation segment, which consists of the Company's cremation equipment business (formerly part of the Bronze segment) and the Company's cremation casket business (formerly part of the York Casket segment). The objective of the new segment, which is expected to generate approximately $20 million in sales for fiscal 2003, is to focus on the fastest growing segment of the death care industry, which is cremation products and services and increase the Company's participation in this market. Segment information for the prior period contained in this report has been reclassified to conform to the current period presentation.

Gross profit for the quarter ended December 31, 2002 was $38.2 million, compared to $31.6 million for the quarter ended December 31, 2001. The increase in consolidated gross profit primarily resulted from the acquisition of York Casket. Gross profit for all of the Company's segments increased for the quarter as a result of higher sales. Consolidated gross profit as of percent of sales declined from 37.1% for the first quarter of fiscal 2002 to 35.0% for the fiscal 2003 first quarter. The reduction in the consolidated gross margin principally related to the additional York Casket revenues, which generally have lower margins than other Matthews segments, and an increase in pension and health care costs in fiscal 2003.

Selling and administrative expenses for the three months ended December 31, 2002 were $21.4 million, compared to $18.3 million for the first quarter of fiscal 2002. The increase of $3.1 million, or 16.8%, primarily resulted from the acquisition of York Casket. In addition, selling and administrative expenses for the fiscal 2003 first quarter reflected higher pension and health care costs. Pension costs were adversely affected by a decline in the Company's pension fund assets during fiscal 2002. Pension costs for the Company's domestic defined benefit plans are projected to be $4.4 million for fiscal 2003, compared to $1.3 million for fiscal 2002. Consolidated selling and administrative expenses, as a percent of sales were 19.6% for the quarter ended December 31, 2002, compared to 21.4% for the same period last year. The reduction principally reflected the addition of York Casket, which has the lowest ratio of selling and administrative costs of any of the Company's segments, as its products are sold primarily through independent distributors.

Operating profit for the quarter ended December 31, 2002 was $16.8 million, representing an increase of $3.5 million, or 26.3%, over operating profit of $13.3 million for the three months ended December 31, 2001. The increase reflected operating profit improvement in all five of the Company's business segments. Operating profit for the York Casket segment for the first quarter of fiscal 2003 was $3.4 million, an increase of $2.4 million over the same period a year ago. The increase reflected two additional months of results in the fiscal 2003 first quarter compared to the same quarter last year. Bronze segment operating profit for the fiscal 2003 first quarter was $9.4 million, compared to $8.7 million for the first quarter of fiscal 2002. The increase of 7.5% reflected the segment's higher sales for the quarter and the impact on the results of Caggiati S.p.A. of an increase in the value of the Euro against the U.S. dollar. Graphics Imaging operating profit for the quarter ended December 31, 2002 was $2.6 million compared to $2.3 million for the three months ended December 31, 2001. The segment's operating profit was favorably impacted by sales growth in the Company's European operations combined with an increase in the value of the Euro against the U.S. dollar. Operating profit for the Marking Products segment for the fiscal 2003 first quarter was $981,000, compared to $864,000 for the same period a year ago. The increase of 13.5% reflected higher volume due to the addition of new European distributors for equipment produced by the segment's Swedish operations and inks produced in the United States. Higher foreign currency values against the U.S. dollar had a favorable impact of approximately $500,000 on the Company's consolidated operating profit for the quarter ended December 31, 2002 compared to the quarter ended December 31, 2001.

Investment income for the three months ended December 31, 2002 was $275,000 compared to $813,000 for the quarter ended December 31, 2001. Investment income for the prior period included a one-time gain on the sale of government securities. Interest expense for the fiscal 2003 first quarter was $969,000, compared to $804,000 for the same period last year. The increase in interest expense primarily reflected a higher level of debt during the three months ended December 31, 2002, partially offset by a reduction in the average borrowing rate.

Other income (deductions), net, for the quarter ended December 31, 2002 represented a reduction in pre-tax income of $17,000, compared to an increase to income of $56,000 for same quarter last year. Minority interest deduction for fiscal 2003 first quarter was $970,000, compared to $655,000 for the first quarter of fiscal 2002. The higher minority interest deduction for the fiscal 2003 first quarter resulted from operating income growth in the Company's four European Graphics Imaging businesses.

The Company's effective tax rate for the three months ended December 31, 2002 was 38.8%, which remained unchanged from the effective rate of 38.8% for the fiscal year ended September 30, 2002. The difference between the Company's effective tax rate and the Federal statutory rate of 35% primarily reflected the impact of state and foreign income taxes.


Goodwill:

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards("SFAS") No. 142, "Goodwill and Other Intangible Assets." The Company adopted SFAS No. 142 effective
October 1, 2001. Under this standard, goodwill related to business combinations is no longer amortized, but is subject to periodic review for impairment. In general, when the carrying value of a reporting unit exceeds its implied fair value, an impairment loss must be recognized. For purposes of testing for transitional impairment upon adoption of SFAS No. 142, the Company used a combination of valuation techniques, including discounted cash flows. Based on this assessment, the Company recorded a pre-tax charge in the first quarter of fiscal 2002 for transitional goodwill impairment of $5.3 million ($3.2 million after-tax). The impairment was primarily related to a reporting unit within the Company's Bronze segment and was determined based upon a comparison of carrying value to implied fair market value. The Company will perform its annual impairment review in its second fiscal quarter.


Liquidity And Capital Resources:

Net cash provided by operating activities was $18.9 million for the three months ended December 31, 2002, compared to $9.7 million for the first quarter of fiscal 2002. Operating cash flow for the fiscal 2003 first quarter primarily reflected net income adjusted for depreciation and amortization (non-cash charges) and higher collections on accounts receivable compared to the prior period. Operating cash flow for first quarter of fiscal 2003 also included a tax benefit of $1.1 million from exercised stock options. For the quarter ended December 31, 2001, operating cash flow primarily reflected net income adjusted for depreciation, amortization and the non-cash impairment charge recorded for transitional goodwill impairment (see "Goodwill").

Cash used in investing activities was $1.9 million for the three months ended December 31, 2002, compared to $76.9 million for the three months ended December 31, 2001. Investing activities for the fiscal 2003 first quarter primarily included capital expenditures of $2.8 million, which was partially offset by proceeds of $941,000 from the sale of assets. Investing activities for the first quarter of fiscal 2002 principally reflected payments (net of cash acquired) of $84.9 million in connection with the acquisitions of York Casket (December 2001) and Rudolf Reproflex GmbH (July 2001). Although Rudolf, part of the Graphics Imaging Group, was acquired in fiscal 2001, the purchase price (approximately $11.0 million) was paid in the first quarter of fiscal 2002. Fiscal 2002 first quarter investing activities also included capital expenditures of $1.7 million and proceeds of $9.2 million from the net disposition of investment securities.

Capital expenditures reflected reinvestment in the Company's business segments and were made primarily for the purchase of new manufacturing machinery, equipment and facilities designed to improve product quality, increase manufacturing efficiency, lower production costs and meet regulatory requirements. Capital expenditures for the last three fiscal years were primarily financed through operating cash. Capital spending for property, plant and equipment has averaged $8.3 million for the last three fiscal years. The capital budget for fiscal 2003 is $11.5 million. The Company expects to generate sufficient cash from operations to fund all anticipated capital spending projects.

Cash used in financing activities for the quarter ended December 31, 2002 was $10.3 million, reflecting payments on long-term debt of $10.8 million, net proceeds of $1.4 million from the sale of treasury stock (stock option exercises), and dividends of $862,000 to the Company's shareholders. Cash provided by financing activities for the quarter ended December 31, 2001 was $83.4 million, consisting principally of proceeds from long-term debt of $124.5 million, offset partially by repayments of $40.2 million on long-term debt, and dividends of $795,000 to the Company's shareholders.

On December 3, 2001, the Company entered into a Revolving Credit Facility for $125.0 million with a syndicate of four financial institutions. Borrowings under the facility, which matures on November 30, 2004, bear interest at LIBOR plus a factor ranging from .75% to 1.5% based on the Company's leverage ratio. The leverage ratio is defined as net indebtedness divided by EBITDA (earnings before interest, taxes, depreciation and amortization). The weighted-average interest rate on outstanding borrowings under this facility at December 31, 2002 was 2.23%. The Company is required to pay an annual commitment fee ranging from .20% to .375% (based on the Company's leverage ratio) of the unused portion of the facility. The Revolving Credit Facility requires the Company to maintain minimum levels of consolidated net worth and fixed charge and interest coverage ratios. A portion of the facility (not to exceed $10.0 million) is available for the issuance of trade and standby letters of credit. The Revolving Credit Facility replaced the existing Revolving Credit and Term Loan Agreement. The Company borrowed $124.5 million under the Revolving Credit Facility on December 3, 2001 in connection with the acquisition of York Casket, and for the repayment of all amounts outstanding under its Revolving Credit and Term Loan Agreement. The outstanding balance on the Revolving Credit Facility was $74.5 million at December 31, 2002.

The Company has a line of credit of $500,000 (Canadian dollars), which provides for borrowings at the bank's prime interest rate. There were no borrowings outstanding on this line of credit at December 31, 2002. Caggiati S.p.A. has four lines of credit totaling approximately U.S.$12.0 million with various Italian banks. Outstanding borrowings on these lines approximated $3.9 million at December 31, 2002.

The Company has a stock repurchase program, which was initiated in 1996.
Under the program, the Company's Board of Directors has authorized the repurchase of a total of 8,000,000 shares (adjusted for stock splits) of Matthews common stock, of which 7,085,072 shares have been repurchased as of December 31, 2002. The buy-back program is designed to increase shareholder value, enlarge the Company's holdings of its common stock, and add to earnings per share. Repurchased shares may be retained in treasury, utilized for acquisitions, or reissued to employees or other purchasers, subject to the restrictions of the Company's Restated Articles of Incorporation.

Consolidated working capital of the Company was $68.1 million at December 31, 2002, compared to $68.8 million at September 30, 2002. Cash and cash equivalents were $62.6 million at December 31, 2002, compared to $57.1 million at September 30, 2002. The Company's current ratio was 1.8 at December 31, 2002 and September 30, 2002.


Restructuring And Relocation Costs:

Accrued reserves for restructuring and relocation costs were $2.3 million at December 31, 2002 and $3.7 million at September 30, 2002. Fiscal 2003 activity reflected additional restructuring reserves of $325,000 and payments for costs incurred of $1.7 million applied against the reserve. These reserves have been provided for the restructuring, sale or closure of certain of the York Casket segment's operations and facilities, including the disposition of their remaining distribution operations and the relocation of their administrative functions to Pittsburgh, Pennsylvania. The accrued liability, which is included in other current liabilities, includes previously established reserves assumed with the acquisition of the York Casket segment as well as reserves recorded for costs to be incurred as a result of the acquisition. The majority of the restructuring and relocation activities included in the reserves are expected to be completed during fiscal 2003.

Restructuring reserves recorded for costs to be incurred as a result of the acquisition were recorded as a purchase accounting adjustment and did not affect the operating results of the Company. Accrued costs of $665,000 for the relocation of the York Casket segment's administrative functions to Pittsburgh were expensed during the fourth quarter of fiscal 2002. Other accrued costs related to the relocation were recorded as a purchase accounting adjustment.


Environmental Matters:

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

The Company is party to various environmental matters. These include obligations to investigate and mitigate the effects on the environment of the disposal of certain materials at various operating and non-operating sites. The Company is currently performing environmental assessments and remediation at these sites, as appropriate. In addition, prior to its acquisition, York Casket was identified, along with others, by the Environmental Protection Agency as a potentially responsible party for remediation of a landfill site in York, PA. At this time, the Company has not been joined in any lawsuit or administrative order related to the site or its clean-up.

At December 31, 2002, an accrual of $12.1 million was recorded for environmental remediation (of which $850,000 has been classified in other current liabilities), representing management's best estimate of the probable and reasonably estimable costs of the Company's known remediation obligations. The accrual, which reflects previously established reserves assumed with the acquisition of York Casket and additional reserves recorded as a purchase accounting adjustment, does not consider the effects of inflation and anticipated expenditures are not discounted to their present value. While final resolution of these contingencies could result in costs different than current accruals, management believes the ultimate outcome will not have a significant effect on the Company's consolidated results of operations or financial position.


Acquisition:

On May 24, 2001, Matthews and York Casket signed a merger agreement whereby Matthews would acquire 100% of the outstanding common shares of York Casket for $10 cash per share. Matthews also agreed to pay up to an additional $1 cash per share based on excess cash (as defined in the merger agreement) remaining on the balance sheet of York Casket as of October 31, 2001. On December 3, 2001, this transaction was completed at $11 per share. At December 3, 2001, there were 8,940,950 shares of York Casket common stock outstanding. The transaction was financed by Matthews through borrowings under a $125.0 million Revolving Credit Facility (see "Liquidity and Capital Resources"). The acquisition of York Casket, which is the second leading casket manufacturer in the United States, was designed to expand Matthews' position in the death care industry. York Casket operates as a wholly-owned subsidiary and separate segment of Matthews. Matthews has accounted for this acquisition using the purchase method and, accordingly, recorded the acquired assets and liabilities at their estimated fair values at the acquisition date. The excess of the purchase price over the estimated fair value of the net assets acquired was recorded as goodwill, which is subject to periodic review for impairment.


Forward-Looking Information:

The Company's objective with respect to operating performance is to increase annual earnings per share in the range of 12% to 15% annually. For the past eight fiscal years, the Company has achieved an average annual increase in earnings per share of 15.1%. Matthews has a three-pronged strategy to attain the annual growth rate objective, which has remained unchanged from the prior year. This strategy consists of the following: internal growth (which includes productivity improvements, new product development and the expansion into new markets with existing products), acquisitions and share repurchases under the Company's stock repurchase program.

For the first quarter of fiscal 2003, the Company's earnings of $0.29 per share were in line with management's expectations and represented an increase of 16% over earnings per share of $0.25 for the same period last year (before change in accounting). Based on the expected impact of the Company's recent acquisitions, anticipated internal growth and also considering the unfavorable impact of changes in pension and health care costs, the Company expects to achieve diluted earnings per share of $1.36 for the fiscal year ended September 30, 2003.

FTC Investigation:

Matthews received a preliminary inquiry from the Federal Trade Commission ("FTC") requesting information with respect to its acquisition and merger related activities during 2001 with The York Group, Inc. On December 20, 2002, the Company was advised by the FTC that no further action was warranted by the FTC and the investigation had been closed.


Critical Accounting Policies:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Therefore, the determination of estimates requires the exercise of judgment based on various assumptions and other factors such as historical experience, economic conditions, and in some cases, actuarial techniques. Actual results may differ from those estimates. A discussion of market risks affecting the Company can be found in "Quantitative and Qualitative Disclosures about Market Risk" in this Quarterly Report on Form 10-Q.

A summary of the Company's significant accounting policies are included in the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended September 30, 2002. Management believes that the application of these policies on a consistent basis enables the Company to provide useful and reliable financial information about the company's operating results and financial condition. The following accounting policies involve significant estimates, which are considered critical to the preparation of the Company's consolidated financial statements.

Allowance for Doubtful Accounts

The allowance for doubtful accounts is based on an evaluation of specific customer accounts in which available facts and circumstances indicate collectibility may be a problem. In addition, the allowance includes a general reserve for all customers based on historical collection experience.

Long-Lived Assets

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

Pension Costs

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

Estimated Finishing Costs

Estimated costs for finishing have been provided for bronze memorials, vases and granite bases which have been manufactured, sold to customers and placed in storage for future delivery.

Environmental Reserve

Environmental liabilities are recorded when the Company's obligation is probable and reasonably estimable. Accruals for losses from environmental remediation obligations do not consider the effects of inflation, and anticipated expenditures are not discounted to their present value.


LONG-TERM CONTRACTUAL OBLIGATIONS AND COMMITMENTS:

The following table summarizes the Company's contractual obligations at December 31, 2002, and the effect such obligations are expected to have on its liquidity and cash flows in future periods.

                                                            Payments due in fiscal year:
                                                  ------------------------------------------------
                                                     2003                                    After
                                         Total    (remainder)  2004 to 2005   2006 to 2007    2007
                                       ---------  -----------  ------------   ------------  ------
Contractual Cash Obligations:                         (Dollar amounts in thousands)
Revolving credit facility               $ 74,500   $    -        $ 74,500       $   -      $   -
Notes payable to banks                    14,184      1,644         2,790         2,515      7,235
Short-term borrowings                      3,940      3,940           -             -          -
Capital lease obligations                    309        100           181            28        -
Non-cancelable operating leases            9,965      2,390         4,108         1,599      1,868
Purchase obligation                        4,500(1)   4,500           -             -          -
                                         -------     ------        ------         -----     ------

Total contractual cash obligations      $107,398   $ 12,574      $ 81,579       $ 4,142    $ 9,103
                                         =======     ======        ======         =====     ======

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

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." This pronouncement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock based employee compensation. SFAS No. 128 also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. This Statement also amends APB Opinion No. 28, "Interim Financial Reporting," to require disclosure about those effects in interim financial information. The disclosure provisions of SFAS No. 148 will be adopted by the Company in the quarter ended March 31, 2003.

In November 2002, the FASB issued FASB Interpretation No. (FIN) 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including
Indirect Guarantees of Indebtedness of Others."   FIN 45 clarifies existing
guidance relating to a guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. FIN 45 requires that, upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45 is applicable on a prospective basis for guarantees issued or modified after December 31, 2002, regardless of the guarantor's year-end. The disclosure requirements are effective for both interim and annual period financial statements that end after December 15, 2002. FIN 45 will not have a material impact on the Company's financial statements or disclosures.

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


Item 4.  Controls and Procedures

(a)	  	Evaluation of Disclosure Controls and Procedures.

Based on their evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, the Company's chief executive officer and chief financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.


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


(b)  Reports on Form 8-K

On October 28, 2002, Matthews filed a Current Report on Form 8-K under Item 5 in connection with a preliminary inquiry from the Federal Trade Commission ("FTC") requesting information with respect to the acquisition and merger related activities with The York Group, Inc.

On December 20, 2002, Matthews filed a Current Report on Form 8-K under Item 5 to report that the Company was advised by the FTC that no further action was warranted by the FTC and the investigation had been closed.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                     MATTHEWS INTERNATIONAL CORPORATION
                                                (Registrant)




Date    2/13/03                                  D.M. Kelly
     ------------                 -----------------------------------------
                                      D.M. Kelly, Chairman of the Board,
                                    President and Chief Executive Officer




Date    2/13/03                                  E.J. Boyle
     ------------                 -----------------------------------------
                                     E.J. Boyle, Chief Financial Officer,
                                           Secretary and Treasurer

                               CERTIFICATION
                          PRINCIPAL EXECUTIVE OFFICER


I, David M. Kelly, certify that:
1. I have reviewed this quarterly report on Form 10-Q of Matthews International Corporation;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: February 13, 2003


David M. Kelly
-------------------------
David M. Kelly
Chairman of the Board, President
and Chief Executive Officer

                                CERTIFICATION
                          PRINCIPAL FINANCIAL OFFICER


I, Edward J. Boyle, certify that:
1. I have reviewed this quarterly report on Form 10-Q of Matthews International Corporation;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: February 13, 2003


Edward J. Boyle
-------------------------
Edward J. Boyle
Chief Financial Officer,
Secretary and Treasurer








                                                           Exhibit 99.1

              Certification Pursuant to 18 U.S.C. Section 1350,

                            As Adopted Pursuant to

                Section 906 of The Sarbanes-Oxley Act of 2002


In connection with the Quarterly Report of Matthews International Corporation (the "Company") on Form 10-Q for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David M. Kelly, President and Chief Executive Officer, certify, to the best of my knowledge, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



David M. Kelly
-------------------------------------
David M. Kelly,
President and Chief Executive Officer



February 13, 2003



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




                                                           Exhibit 99.2

              Certification Pursuant to 18 U.S.C. Section 1350,

                            As Adopted Pursuant to

                Section 906 of The Sarbanes-Oxley Act of 2002


In connection with the Quarterly Report of Matthews International Corporation (the "Company") on Form 10-Q for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Edward J. Boyle, Chief Financial Officer, certify, to the best of my knowledge, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Edward J. Boyle
-------------------------------------
Edward J. Boyle,
Chief Financial Officer



February 13, 2003



This certification accompanies this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Company for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.