Form 10-Q
period 2003-03-31
MATTHEWS INTERNATIONAL CORP
filed 2003-05-14
CIK 63296

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  Form 10-Q


[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934


For The Quarterly Period Ended March 31, 2003

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

                        Yes [X]                No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                        Yes [X]                No [ ]


The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     Class of Common Stock                  Outstanding at April 30, 2003

   Class A - $1.00 par value                      31,642,887 shares

                            PART I - FINANCIAL INFORMATION
                 MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEET (UNAUDITED)
		     (Dollar amounts in thousands, except per share data)

                                                                 March 31, 2003         September 30, 2002
                                                                 --------------         ------------------
ASSETS
Current assets:
Cash and cash equivalents                                          $     55,271               $     57,101
Short-term investments                                                    4,570                      4,565
Accounts receivable, net                                                 66,140                     66,239
Inventories:  Materials and finished goods            $     23,668               $     22,320
              Labor and overhead in process                  1,120                      1,606
              Supplies                                         572                        477
                                                        ----------                 ----------
                                                                         25,360                     24,403
Other current assets                                                      2,995                      3,712
                                                                    -----------                 ----------
   Total current assets                                                 154,336                    156,020
Investments                                                               4,583                      4,699
Property, plant and equipment:  Cost                       135,435                    131,306
 Less accumulated depreciation                             (63,397)                   (56,163)
                                                        ----------                 ----------
                                                                         72,038                     75,143
Deferred income taxes and other assets                                   24,706                     28,369
Goodwill                                                                150,909                    144,960
Other intangible assets, net                                             13,236                     13,410
                                                                    -----------                -----------
Total assets                                                       $    419,808               $    422,601
                                                                    ===========                ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Long-term debt, current maturities                                        6,317                      6,127
Accounts payable                                                         15,605                     19,462
Accrued compensation                                                     20,779                     22,859
Accrued income taxes                                                      4,844                      4,114
Accrued rebates                                                           4,865                      9,697
Other current liabilities                                                26,666                     24,927
                                                                     ----------                 ----------
  Total current liabilities                                              79,076                     87,186

Long-term debt                                                           76,915                     96,487
Estimated finishing costs                                                 5,718                      6,811
Postretirement benefits                                                  17,682                     17,907
Environmental reserve                                                    11,165                     11,300
Other liabilities                                                        19,253                     21,535

Shareholders' equity:
 Common stock                                               36,334                     36,334
 Additional paid in capital                                  3,013                      2,119
 Retained earnings                                         235,725                    216,569
 Accumulated other comprehensive loss                       (9,351)                   (15,216)
 Treasury stock, at cost                                   (55,722)                   (58,431)
                                                       -----------                -----------
                                                                        209,999                    181,375
                                                                    -----------                -----------
Total liabilities and shareholders' equity                         $    419,808               $    422,601
                                                                    ===========                ===========

                 MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
                (Dollar amounts in thousands, except per share data)

                                              Three Months Ended           Six Months Ended
                                                 March 31,                     March 31,
                                            ---------------------      -----------------------
                                            2003           2002           2003           2002
                                            ----           ----           ----           ----
Sales                                    $ 115,581     $ 110,110       $ 224,654      $ 195,429

Cost of sales                              (72,190)      (69,848)       (143,061)      (123,543)
                                           -------       -------        --------       --------
Gross profit                                43,391        40,262          81,593         71,886

Selling and administrative expenses        (22,913)      (22,961)        (44,281)       (41,258)
                                           -------       -------         -------        -------
Operating profit                            20,478        17,301          37,312         30,628

Investment income                              356           272             631          1,085
Interest expense                              (703)       (1,189)         (1,672)        (1,993)
Other income(deductions), net                  (28)          (40)            (45)            16
Minority interest                           (1,131)         (656)         (2,101)        (1,311)
                                           -------       -------         -------        -------
Income before income
 taxes and change in accounting             18,972        15,688          34,125         28,425

Income taxes                                (7,360)       (6,055)        (13,240)       (10,971)
                                           -------       -------         -------        -------
Income before cumulative
 effect of change in accounting             11,612         9,633          20,885         17,454

Cumulative effect of change in
 accounting, net of tax                       -             -               -            (3,226)
                                           -------       -------         -------        -------
Net income                               $  11,612      $  9,633       $  20,885      $  14,228
                                           =======       =======         =======        =======


Earnings per share before cumulative
 effect of change in accounting:
 Basic                                      $ .37         $ .31           $ .67           $ .57
                                            =====         =====           =====           =====
 Diluted                                    $ .36         $ .30           $ .65           $ .55
                                            =====         =====           =====           =====

Earnings per share:
 Basic                                      $ .37         $ .31           $ .67           $ .47
                                            =====         =====           =====           =====
 Diluted                                    $ .36         $ .30           $ .65           $ .45
                                            =====         =====           =====           =====

Dividends per share:                       $.0275       $.02625          $ .055          $.0525
                                           ======         =====           =====           =====

                 MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
		    (Dollar amounts in thousands, except per share data)

                                                                Six Months Ended
                                                                    March 31,
                                                           --------------------------
                                                              2003            2002
                                                              ----            ----
Cash flows from operating activities:
 Net income                                              $     20,885    $     14,228
 Adjustments to reconcile net income to net cash
   provided by operating activities:
  Depreciation and amortization                                 7,323           6,726
  Change in deferred taxes                                        188          (1,016)
  Changes in working capital items                            (11,791)        (10,509)
  (Increase) decrease in other assets                           1,001            (200)
  Increase (decrease) in estimated finishing costs             (1,093)            131
  Increase (decrease) in other liabilities                      2,062            (385)
  Decrease in postretirement benefits                            (225)           (176)
  Tax benefit of exercised stock options				    2,100            -
  Impairment losses                                              -              5,255
  Net (gain) loss on sales of assets                             (405)            444
  Net (gain) loss on investments                                   57            (585)
                                                           ----------      ----------
    Net cash provided by operating activities                  20,102          13,913
                                                           ----------      ----------
Cash flows from investing activities:
 Capital expenditures                                          (4,200)         (3,890)
 Proceeds from sales of assets                                  1,256           3,024
 Acquisitions, net of cash acquired                              -            (85,873)
 Purchases of investment securities                              (103)         (4,596)
 Proceeds from disposition of investment securities                11          13,719
                                                           ----------      ----------
    Net cash used in investing activities                      (3,036)        (77,616)
                                                           ----------      ----------
Cash flows from financing activities:
 Proceeds from long-term debt                                    -            124,500
 Payments on long-term debt                                   (21,224)        (51,064)
 Proceeds from the sale of treasury stock                       3,612           4,645
 Purchases of treasury stock                                   (2,110)           (124)
 Dividends                                                     (1,729)         (1,606)
                                                           ----------      ----------
    Net cash provided by(used in) financing activities        (21,451)         76,351
                                                           ----------      ----------
Effect of exchange rate changes on cash                         2,555            (301)
                                                           ----------      ----------

Net increase (decrease) in cash and cash equivalents     $     (1,830)    $    12,347
                                                           ==========      ==========


             MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               MARCH 31, 2003
		(Dollar amounts in thousands, except per share data)

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


Note 2.  Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information for commercial and industrial companies and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three months and six months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2002.

The consolidated financial statements include all majority-owned foreign and domestic subsidiaries. The consolidated financial statements also include the accounts of the Company's 50%-owned affiliates, O.N.E. Color Communications, L.L.C., and S+T GmbH & Co. KG. All intercompany accounts and transactions have been eliminated.

             MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                               MARCH 31, 2003
            (Dollar amounts in thousands, except per share data)


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

Note 3.  Stock-Based Compensation

The Company has accounted for its stock-based compensation plans in accordance with the intrinsic value provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, the Company did not record any compensation expense in the consolidated financial statements for its stock-based compensation plans. The following table illustrates the effect on net income and earnings per share had compensation expense been recognized consistent with the fair value provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation."

                                          Three Months Ended                Six Months Ended
                                                March 31,                        March 31,
                                        -------------------------       --------------------------
                                            2003           2002            2003           2002
                                            ----           ----            ----           ----
Net income, as reported                   $11,612         $9,633         $20,885        $14,228
Net income, pro forma                      11,242          9,277          20,256         13,596
Basic earnings per share, as reported         .37            .31             .67            .47
Diluted earnings per share, as reported       .36            .30             .65            .45
Basic earnings per share, pro forma           .36            .30             .65            .45
Diluted earnings per share, pro forma         .35            .30             .64            .43



Note 4.  Income Taxes

Income tax provisions for the Company's interim periods are based on the effective income tax rate expected to be applicable for the full year. The difference between the estimated effective tax rate for fiscal 2003 of 38.8% and the Federal statutory rate of 35% primarily reflects the impact of state and foreign income taxes.

             MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                               MARCH 31, 2003
            (Dollar amounts in thousands, except per share data)


Note 5.  Earnings Per Share

                               Three Months Ended              Six Months Ended
                                    March 31,                      March 31,
                            -------------------------     --------------------------
                               2003           2002            2003           2002
                               ----           ----            ----           ----
Net income                 $    11,612    $     9,633     $    20,885    $    14,228
                            ==========     ==========      ==========     ==========

Weighted-average common
 shares outstanding         31,438,751     30,588,634      31,336,961     30,455,053

Dilutive securities,
 primarily stock options       708,751      1,031,530         749,496      1,138,967
                            ----------     ----------      ----------     ----------
Diluted weighted-average
 common shares outstanding  32,147,502     31,620,164      32,086,457     31,594,020
                            ==========     ==========      ==========     ==========


Basic earnings per share         $ .37          $ .31           $ .67          $ .47
                                  ====           ====            ====           ====

Diluted earnings per share       $ .36          $ .30           $ .65          $ .45
                                  ====           ====            ====           ====
Diluted earnings per share
  before change in accounting    $ .36          $ .30           $ .65          $ .55
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

             MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                               MARCH 31, 2003
            (Dollar amounts in thousands, except per share data)


Note 6.  Segment Information, continued


Information about the Company's segments follows:

                               Three Months Ended              Six Months Ended
                                    March 31,                      March 31,
                            -------------------------     --------------------------
                                 2003           2002            2003           2002
                                 ----           ----            ----           ----
Sales to external customers:
  Bronze                  $     44,820   $     43,993    $     87,721   $     85,772
  York Casket                   33,617         31,661          63,776         42,419
  Cremation                      5,499          4,610          10,677          7,946
  Graphics Imaging              23,745         23,105          46,987         45,772
  Marking Products               7,900          6,741          15,493         13,520
                           -----------    -----------      -----------    -----------
                          $    115,581   $    110,110    $    224,654   $    195,429
                           ===========    ===========      ===========    ===========


                               Three Months Ended              Six Months Ended
                                    March 31,                      March 31,
                            -------------------------     --------------------------
                                 2003           2002            2003           2002
                                 ----           ----            ----           ----
Operating profit:
  Bronze                  $     11,810   $      9,715   $      21,183   $     18,434
  York Casket                    3,755          3,475           7,150          4,507
  Cremation                        255            338             712            723
  Graphics Imaging               3,700          2,768           6,328          5,095
  Marking Products                 958          1,005           1,939          1,869
                           -----------    -----------     -----------    -----------
                          $     20,478   $     17,301   $      37,312   $     30,628
                           ===========    ===========     ===========    ===========


Note 7.  Comprehensive Income

Comprehensive income consists of net income adjusted for changes, net of tax, in cumulative foreign currency translation, unrealized investment gains and losses and minimum pension liability. For the three months ended March 31, 2003 and 2002, comprehensive income was $16,834 and $9,168, respectively. For the six months ended March 31, 2003 and 2002, comprehensive income was $26,750 and $12,719, respectively.

Note 8.  Restructuring and Relocation Costs

Accrued reserves for restructuring and relocation costs were $2,432 at March 31, 2003 and $3,680 at September 30, 2002. Fiscal 2003 activity reflected additional restructuring reserves of $325 and charges incurred of $1,573 applied against the reserves.

             MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                               MARCH 31, 2003
            (Dollar amounts in thousands, except per share data)

Note 8.  Restructuring and Relocation Costs, continued

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


Note 9.  Acquisition

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

             MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                               MARCH 31, 2003
            (Dollar amounts in thousands, except per share data)

Note 9.  Acquisition, continued

The following unaudited pro-forma information presents a summary of the consolidated results of Matthews and York Casket as if the acquisition had occurred on October 1, 2001:

                             Three Months Ended		    Six Months Ended
                                 March 31,			  March 31,
                          ------------------------    ------------------------
                             2003          2002	          2003	    2002
                             ----          ----	          ----	    ----
  Sales                  $ 115,581     $ 110,110      $ 224,654   $ 217,096
  Income before change in   11,612         9,633         20,885      17,456
   accounting
  Net Income		    11,612         9,633         20,885      14,230
  Earnings Per Share before
   change in accounting       0.36          0.30           0.65        0.55
  Earnings Per Diluted Share	0.36          0.30           0.65        0.45


These unaudited pro-forma results have been prepared for comparative purposes only and include certain adjustments, such as interest expense on acquisition debt. The pro-forma results include non-recurring property, plant and equipment write-offs and plant closure and restructuring charges for York Casket of $1,270 for the six months ended March 31, 2002. The pro-forma information does not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred on the date indicated, or which may result in the future.


Note 10.  Goodwill and Other Intangible Assets

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets." The Company adopted SFAS No. 142 effective October 1, 2001. Under this standard, goodwill related to business combinations is no longer amortized, but is subject to periodic review for impairment. In general, when the carrying value of a reporting unit exceeds its implied fair value, an impairment loss must be recognized. For purposes of testing for transitional impairment upon adoption of SFAS No. 142, the Company used a combination of valuation techniques, including discounted cash flows. Based on this assessment, the Company recorded a pre-tax charge in the first quarter of fiscal 2002 for transitional goodwill impairment of $5,255 ($3,226 after-tax). The impairment was primarily related to a reporting unit within the Company's Bronze segment and was determined based upon a comparison of carrying value to implied fair market value. The Company performed its annual impairment review in the second quarter of fiscal 2003 using a combination of valuation techniques, including discounted cash flows, and determined that no additional adjustments to the carrying values of goodwill were necessary.

             MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                               MARCH 31, 2003
            (Dollar amounts in thousands, except per share data)

Note 10.  Goodwill and Other Intangible Assets, continued


Changes to goodwill, net of accumulated amortization, during the six months ended March 31, 2003 follow.

                                               York                Graphics    Marking
                                   Bronze     Casket    Cremation   Imaging   Products     Consolidated
                                  --------   --------   ---------  --------   --------    -------------
Goodwill:
Balance at September 30, 2002     $ 68,516    $ 39,313   $ 6,402   $ 30,564    $ 165         $144,960
Additions during period                -           -         -          -         -              -
Translation and
 other adjustments                   2,028       1,744       -        2,177       -             5,949
                                    ------      ------     ------    ------      ---          -------

Balance at March 31, 2003         $ 70,544    $ 41,057   $ 6,402   $ 32,741    $ 165         $150,909
                                    ======      ======     ======    ======      ===          =======

The following table summarizes the carrying amount and related accumulated amortization for intangible assets.

                                  Carrying            Accumulated
                                   Amount             Amortization
		                   -------             ------------
Trade names        	          $  8,000               $   -  *
Customer relationships              4,100                 (322)
Copyrights/patents/other            1,600                 (142)
                                   ------                  ---
                                 $ 13,700               $ (464)
                                   ======                  ===
* Not subject to amortization


Other intangible assets consisted of customer relationships, trade names and copyrights, patents and other of $12,963 for the York Casket segment and copyrights, patents and other of $273 for the Cremation segment. The customer relationships and copyrights, patents and other are amortized over their estimated useful lives of 17 years and 15 years, respectively. Amortization expense for the three-month period ended March 31, 2003 for customer relationships and copyrights, patents, and other was $61 and $26, respectively. Amortization expense for the six-month period ended March 31, 2003 for customer relationships and copyrights, patents and other was $121 and $53, respectively. Amortization expense for intangible assets is expected to approximate $350 each year between 2003 and 2008.

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


Results Of Operations:

The following table sets forth certain income statement data of the Company expressed as a percentage of net sales for the periods indicated.

                                Six months ended          Years ended
                                    March 31,            September 30,
                               ------------------    --------------------
                                  2003    2002       2002   2001(2)  2000
                                  ----    ----       ----   ------   ----
Sales                            100.0%  100.0%     100.0%  100.0%  100.0%
Gross profit                      36.3    36.8       37.5    42.2    44.2
Operating profit                  16.6    15.7       15.9    18.8    17.9
Income before taxes (1)           15.2    14.5       14.6    18.2    17.2
Net income (1)                     9.3     8.9        8.9    11.2    10.5

(1) Before cumulative effect of change in accounting. The six months ended March 31, 2002 reflects a pre-tax charge of $5.3 million ($.10 per share after tax) for transitional goodwill impairment (see "Goodwill").
(2) Fiscal 2001 included after-tax income of $300,000 ($.01 per share) from special items, which consisted of a pre-tax gain of $7.1 million on the sale of a subsidiary and asset impairments, restructuring costs and other special pre-tax charges totaling $6.6 million.


Sales for the six months ended March 31, 2003 were $224.7 million and were $29.3 million, or 15.0%, higher than sales of $195.4 million for the six months ended March 31, 2002. The increase primarily related to the acquisition of The York Group, Inc. ("York Casket") on December 3, 2001. The first six months of fiscal 2003 reflected six months of activity for York Casket compared to four months for the same period a year ago. Sales for the York Casket segment were $63.8 million for the first half of fiscal 2003 compared to $42.4 million for the same period last year.

Bronze segment sales for the first six months of fiscal 2003 were $87.7 million compared to $85.8 million for the first six months of fiscal 2002.
The increase of 2.3% in Bronze sales reflected higher sales of memorial and architectural products and mausoleums as well as the impact on reported sales for Caggiati S.p.A. due to an increase in the value of the Euro against the U.S. dollar. The increase was partially offset by the divestiture of the segment's granite import business in fiscal 2002 and divestiture of a Canadian niche bank and columbarium business in October 2002. Sales for the Graphics Imaging segment in the first half of fiscal 2003 were $47.0 million, compared to $45.8 million for the same period a year ago. The increase primarily reflected higher sales in the segment's European operations combined with an increase in the value of the Euro against the U.S. dollar. These increases were partially offset by lower sales in the segment's domestic operations, which primarily related to weak demand and price pressure for printing plates sold in the United States and the closure, in October 2002, of an unprofitable manufacturing business in southern California. Marking Products segment sales for the six months ended March 31, 2003 were $15.5 million, compared to $13.5 million for the first six months of fiscal 2002. The increase of $2.0 million, or 14.6%, was principally due to higher volume resulting from the addition of new distributors in Europe. Sales for the Cremation segment were $10.7 million for the first half of fiscal 2003 compared to $7.9 million for the same period a year ago. The increase reflected two additional months of cremation casket sales compared to the same period last year as a result of the acquisition of York Casket. For the first six months of fiscal 2003, higher foreign currency values against the U.S. dollar had a favorable impact of approximately $6.2 million on the Company's consolidated sales compared to the first six months of fiscal 2002.

Beginning with the first quarter of fiscal 2003, Matthews is reporting a fifth business segment, the Cremation segment, which consists of the Company's cremation equipment business (formerly part of the Bronze segment) and the Company's cremation casket business (formerly part of the York Casket segment). The objective of the new segment, which is expected to generate approximately $20 million in sales for fiscal 2003, is to focus on the fastest growing segment of the death care industry, which is cremation products and services and increase the Company's participation in this market. Segment information for the prior periods contained in this report has been reclassified to conform to the current period presentation.

Gross profit for the six months ended March 31, 2003 was $81.6 million, compared to $71.9 million for the six months ended March 31, 2002. The increase in consolidated gross profit primarily resulted from the acquisition of York Casket. Gross profit for all of the Company's segments increased for the quarter as a result of higher sales. In addition, gross profit for the Bronze segment reflected the benefit of a reduction in the segment's pre-need memorial finishing cost liability due to manufacturing efficiencies. Consolidated gross profit as of percent of sales declined slightly from 36.8% for the first half of fiscal 2002 to 36.3% for the first six months of fiscal 2003. The reduction in the consolidated gross margin principally related to the additional York Casket revenues, which generally have lower margins than other Matthews segments, and an increase in pension and health care costs in fiscal 2003.

Selling and administrative expenses for the six months ended March 31, 2003 were $44.3 million, compared to $41.3 million for the first half of fiscal 2002. The increase of $3.0 million, or 7.3%, primarily resulted from the acquisition of York Casket. In addition, selling and administrative expenses for fiscal 2003 reflected higher pension and health care costs. Pension costs were adversely affected by a decline in the Company's pension fund assets during fiscal 2002. Pension costs for the Company's domestic defined benefit plans are projected to be $4.4 million for fiscal 2003, compared to $1.3 million for fiscal 2002. Consolidated selling and administrative expenses, as a percent of sales were 19.7% for the six months ended March 31, 2003, compared to 21.1% for the same period last year. The reduction principally reflected the addition of York Casket, which has the lowest ratio of selling and administrative costs of any of the Company's segments, as its products are sold primarily through independent distributors.

Operating profit for the six months ended March 31, 2003 was $37.3 million, representing an increase of $6.7 million, or 21.8%, over operating profit of $30.6 million for the six months ended March 31, 2002. Operating profit for the York Casket segment for the first six months of fiscal 2003 was $7.1 million, an increase of $2.6 million over the same period a year ago. The increase reflected two additional months of results in the first half of fiscal 2003 compared to the same period last year. Bronze segment operating profit for the first six months of fiscal 2003 was $21.2 million, compared to $18.4 million for the first half of fiscal 2002. The increase of 14.9% reflected the segment's higher sales for the period, a reduction in the segment's pre-need memorial finishing cost liability due to manufacturing efficiencies, and the favorable impact on the results of Caggiati S.p.A. due to an increase in the value of the Euro against the U.S. dollar. The Bronze segment results were also favorably impacted by the divestiture of its granite import business and its Canadian niche bank and columbarium business. These two businesses generated a combined operating loss of approximately $450,000
in the first half of fiscal 2002.   Graphics Imaging operating profit for the
six months ended March 31, 2003 was $6.3 million compared to $5.1 million for the six months ended March 31, 2002. The segment's operating profit was favorably impacted by sales growth in the Company's European operations combined with an increase in the value of the Euro against the U.S. dollar. Operating profit for the Marking Products segment for the first half of fiscal 2003 was $1.9 million, representing an increase of $70,000 over the same period a year ago. The increase of 3.7% reflected higher volume due to the addition of new European distributors offset by higher costs for employee benefits, inventory write-downs and product warranty expenses. Higher foreign currency values against the U.S. dollar had a favorable impact of approximately $1.4 million on the Company's consolidated operating profit for the six months ended March 31, 2003 compared to the six months ended March 31, 2002.

Investment income for the six months ended March 31, 2003 was $631,000, compared to $1.1 million for the six months ended March 31, 2002. Investment income for the prior period included a one-time gain on the sale of government securities. Interest expense for the first half of fiscal 2003 was $1.7 million, compared to $2.0 million for the same period last year. The decline in interest expense reflected a lower level of debt during the fiscal 2003 six-month period combined with a reduction in the average borrowing rate.

Other income (deductions), net, for the six months ended March 31, 2003 represented a reduction in pre-tax income of $45,000, compared to an increase to income of $16,000 for same period last year. Minority interest deduction for the first half of fiscal 2003 was $2.1 million, compared to $1.3 million for the first half of fiscal 2002. The higher minority interest deduction for fiscal 2003 resulted from operating income growth in the Company's four European Graphics Imaging businesses.

The Company's effective tax rate for the six months ended March 31, 2003 was 38.8%, which remained unchanged from the effective rate of 38.8% for the fiscal year ended September 30, 2002. The difference between the Company's effective tax rate and the Federal statutory rate of 35% primarily reflected the impact of state and foreign income taxes.


Goodwill:

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards("SFAS") No. 142, "Goodwill and Other Intangible Assets." The Company adopted SFAS No. 142 effective
October 1, 2001. Under this standard, goodwill related to business combinations is no longer amortized, but is subject to periodic review for impairment. In general, when the carrying value of a reporting unit exceeds its implied fair value, an impairment loss must be recognized. For purposes of testing for transitional impairment upon adoption of SFAS No. 142, the Company used a combination of valuation techniques, including discounted cash flows. Based on this assessment, the Company recorded a pre-tax charge in the first quarter of fiscal 2002 for transitional goodwill impairment of $5.3 million ($3.2 million after-tax). The impairment was primarily related to a reporting unit within the Company's Bronze segment and was determined based upon a comparison of carrying value to implied fair market value. The Company performed its annual impairment review in the second quarter of fiscal 2003 using a combination of valuation techniques, including discounted cash flows, and determined that no additional adjustments to the carrying values of goodwill were necessary at this time.


Liquidity And Capital Resources:

Net cash provided by operating activities was $20.1 million for the six months ended March 31, 2003, compared to $13.9 million for the first six months of fiscal 2002. Operating cash flow for the first half of fiscal 2003 reflected net income adjusted for depreciation and amortization (non-cash charges), the payment of year-end profit distribution and incentive compensation accruals, and payments to customers in the second quarter of fiscal 2003 under the York Casket segment's rebate programs. Operating cash flow for first six months of fiscal 2003 also included a tax benefit of $2.1 million from exercised stock options. For the six months ended March 31, 2002, operating cash flow primarily reflected net income adjusted for depreciation, amortization and the non-cash impairment charge recorded for transitional goodwill impairment (see "Goodwill"), the payment of year-end profit distribution and incentive compensation accruals, and payments to customers in the second quarter of fiscal 2002 under the York Casket segment's rebate programs.

Cash used in investing activities was $3.0 million for the six months ended March 31, 2003, compared to $77.6 million for the six months ended March 31, 2002. Investing activities for the first six months of fiscal 2003 primarily included capital expenditures of $4.2 million, which was partially offset by proceeds of $1.4 million from the sale of assets. Investing activities for the first half of fiscal 2002 principally reflected payments (net of cash acquired) of $85.9 million in connection with the acquisitions of York Casket (December 2001) and Rudolf Reproflex GmbH (July 2001). Although Rudolf, part of the Graphics Imaging Group, was acquired in fiscal 2001, the purchase price (approximately $11.0 million) was paid in the first quarter of fiscal 2002. Fiscal 2002 investing activities also included capital expenditures of $3.9 million, proceeds of $3.0 million from the sale of assets and proceeds of $9.1 million from the net disposition of investment securities.

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

Cash used in financing activities for the six months ended March 31, 2003 was $21.5 million, reflecting payments on long-term debt of $21.2 million, partially offset by net proceeds of $1.5 million from the sale of treasury stock (stock option exercises), and dividends of $1.7 million to the Company's shareholders. Cash provided by financing activities for the six months ended March 31, 2002 was $76.4 million, consisting principally of proceeds from long-term debt of $124.5 million, offset partially by repayments of $51.1 million on long-term debt, net proceeds of $4.5 million from the sale of treasury stock (stock option exercises) and dividends of $1.6 million to the Company's shareholders.

On December 3, 2001, the Company entered into a Revolving Credit Facility for $125.0 million with a syndicate of four financial institutions. Borrowings under the facility, which matures on November 30, 2004, bear interest at LIBOR plus a factor ranging from .75% to 1.5% based on the Company's leverage ratio. The leverage ratio is defined as net indebtedness divided by EBITDA (earnings before interest, taxes, depreciation and amortization). The weighted-average interest rate on outstanding borrowings under this facility at March 31, 2003 was 2.2%. The Company is required to pay an annual commitment fee ranging from .20% to .375% (based on the Company's leverage ratio) of the unused portion of the facility. The Revolving Credit Facility requires the Company to maintain minimum levels of consolidated net worth and fixed charge and interest coverage ratios. A portion of the facility (not to exceed $10.0 million) is available for the issuance of trade and standby letters of credit. The Revolving Credit Facility replaced the existing Revolving Credit and Term Loan Agreement. The Company borrowed $124.5 million under the Revolving Credit Facility on December 3, 2001 in connection with the acquisition of York Casket, and for the repayment of all amounts outstanding under its Revolving Credit and Term Loan Agreement. The outstanding balance on the Revolving Credit Facility was $64.5 million at March 31, 2003.

The Company has a line of credit of $500,000 (Canadian dollars), which provides for borrowings at the bank's prime interest rate. There were no borrowings outstanding on this line of credit at March 31, 2003. Caggiati S.p.A. has four lines of credit totaling approximately U.S.$12.0 million with various Italian banks. Outstanding borrowings on these lines approximated $4.3 million at March 31, 2003.

The Company has a stock repurchase program, which was initiated in 1996.
Under the program, the Company's Board of Directors has authorized the repurchase of a total of 8,000,000 shares (adjusted for stock splits) of Matthews common stock, of which 7,177,972 shares have been repurchased as of March 31, 2003. The buy-back program is designed to increase shareholder value, enlarge the Company's holdings of its common stock, and add to earnings per share. Repurchased shares may be retained in treasury, utilized for acquisitions, or reissued to employees or other purchasers, subject to the restrictions of the Company's Restated Articles of Incorporation.

Consolidated working capital of the Company was $75.3 million at March 31, 2003, compared to $68.8 million at September 30, 2002. Cash and cash equivalents were $55.3 million at March 31, 2003, compared to $57.1 million at September 30, 2002. The Company's current ratio was 2.0 at March 31, 2003 and
1.8 at September 30, 2002.


Restructuring And Relocation Costs:

Accrued reserves for restructuring and relocation costs were $2.4 million at March 31, 2003 and $3.7 million at September 30, 2002. Fiscal 2003 activity reflected additional restructuring reserves of $325,000 and charges incurred of $1.6 million applied against the reserve. These reserves have been provided for the restructuring, sale or closure of certain of the York Casket segment's operations and facilities, including the disposition of their remaining distribution operations and the relocation of their administrative functions to Pittsburgh, Pennsylvania. The accrued liability, which is included in other current liabilities, includes previously established reserves assumed with the acquisition of the York Casket segment as well as reserves recorded for costs to be incurred as a result of the acquisition. The majority of the restructuring and relocation activities included in the reserves are expected to be completed during fiscal 2003.

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

At March 31, 2003, an accrual of $11.9 million was recorded for environmental remediation (of which $786,000 has been classified in other current liabilities), representing management's best estimate of the probable and reasonably estimable costs of the Company's known remediation obligations. The accrual, which reflects previously established reserves assumed with the acquisition of York Casket and additional reserves recorded as a purchase accounting adjustment, does not consider the effects of inflation and anticipated expenditures are not discounted to their present value. While final resolution of these contingencies could result in costs different than current accruals, management believes the ultimate outcome will not have a significant effect on the Company's consolidated results of operations or financial position.


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

For the first six months of fiscal 2003, the Company's earnings of $0.65 per share were slightly above management's expectations and represented an increase of 18.2% over earnings per share of $0.55 for the same period last year (before change in accounting). Based on the expected impact of the Company's recent acquisitions, anticipated internal growth and also considering the unfavorable impact of changes in pension and health care costs, the Company expects to achieve diluted earnings per share of $1.37 for the fiscal year ended September 30, 2003.


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


LONG-TERM CONTRACTUAL OBLIGATIONS AND COMMITMENTS:

The following table summarizes the Company's contractual obligations at March 31, 2003, and the effect such obligations are expected to have on its liquidity and cash flows in future periods.

                                                            Payments due in fiscal year:
                                                  ------------------------------------------------
                                                     2003                                    After
                                         Total    (remainder)  2004 to 2005   2006 to 2007    2007
                                       ---------  -----------  ------------   ------------  ------
Contractual Cash Obligations:                         (Dollar amounts in thousands)
Revolving credit facility               $ 64,500   $    -        $ 64,500       $   -      $   -
Notes payable to banks                    14,153        663         3,613         2,611      7,266
Short-term borrowings                      4,337      4,337           -             -          -
Capital lease obligations                    242         34           180            28        -
Non-cancelable operating leases            9,020      1,503         4,060         1,589      1,868
Purchase obligation                        4,500(1)   4,500           -             -          -
                                         -------     ------        ------         -----     ------

Total contractual cash obligations      $ 96,752   $ 11,037      $ 72,353       $ 4,228    $ 9,134
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

Accounting Pronouncements:

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses the financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." The principal difference between SFAS No. 146 and EITF Issue No. 94-3 relates to its requirements for recognition of a liability for costs associated with an exit or disposal activity. SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue No. 94-3, a liability for exit costs as defined in Issue No. 94-3 was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146, which was effective for exit or disposal activities initiated after December 31, 2002, has not had a material impact on the Company's results of operations or financial position.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." This pronouncement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. This Statement also amends APB Opinion No. 28, "Interim Financial Reporting," to require disclosure about those effects in interim financial information. The disclosure provisions of SFAS No. 148 have been adopted by the Company and are included in this Quarterly Report on Form 10-Q.

In November 2002, the FASB issued FASB Interpretation No. (FIN) 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including
Indirect Guarantees of Indebtedness of Others."   FIN 45 clarifies existing
guidance relating to a guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. FIN 45 requires that, upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45 is applicable on a prospective basis for guarantees issued or modified after December 31, 2002, regardless of the guarantor's year-end. The disclosure requirements are effective for both interim and annual period financial statements that end after December 15, 2002. FIN 45 did not have a material impact on the Company's financial statements or disclosures.

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

                          PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of the Shareholders of Matthews International Corporation was held on February 13, 2003. A total of 31,357,742 shares of Class A Common Stock were eligible to vote at such meeting.

The matters voted upon at such meeting were as follows:

1.   Election of Directors:
     The following individual was nominated for election to the Board of Directors for a term expiring at the 2006 Annual Meeting of Shareholders. The nomination was made by the Board of Directors and no other nominations were made by any shareholder.  The nominee had currently been a member of the Board of Directors at the date of the Annual Meeting.
                                                        Votes
                                            -----------------------------
                              Term                             Withhold
     Nominee               Expiration           For            Authority
     -------               ----------       -----------       -----------
     W.J. Stallkamp           2006          24,960,035         1,063,743

     The terms of the following additional directors continued after the meeting: D.M. Kelly, D.J. DeCarlo, R.J. Kavanaugh, J.P. O'Leary, Jr., and J.D. Turner.


2.   Selection of Auditors:
     The shareholders voted to ratify the appointment by the Audit Committee of the Board of Directors of PricewaterhouseCoopers LLP as independent certified public accountants to audit the records of the Company for the year ending September 30, 2003.
                     Votes For:           24,405,773
                     Votes Against:        1,368,154
                     Abstaining:             249,851


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




Date    5/14/03                                  D.M. Kelly
     ------------                 -----------------------------------------
                                      D.M. Kelly, Chairman of the Board,
                                    President and Chief Executive Officer




Date    5/14/03                                  E.J. Boyle
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


Date: May 14, 2003


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


Date: May 14, 2003


Edward J. Boyle
-------------------------
Edward J. Boyle
Chief Financial Officer,
Secretary and Treasurer