Form 10-Q
period 2003-06-30
MATTHEWS INTERNATIONAL CORP
filed 2003-08-12
CIK 63296

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  Form 10-Q


[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934


For The Quarterly Period Ended June 30, 2003

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

                        Yes [X]                No [ ]

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     Class of Common Stock                   Outstanding at July 31, 2003

   Class A - $1.00 par value 				  32,233,815 shares

                            PART I - FINANCIAL INFORMATION
                 MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEET (UNAUDITED)
		    (Dollar amounts in thousands, except per share data)

                                                                  June 30, 2003         September 30, 2002
                                                                  -------------         ------------------
ASSETS
Current assets:
Cash and cash equivalents                                          $     63,938               $     57,101
Short-term investments                                                    4,591                      4,565
Accounts receivable, net                                                 66,584                     66,239
Inventories:  Materials and finished goods            $     24,069               $     22,320
              Labor and overhead in process                  1,727                      1,606
              Supplies                                         486                        477
                                                        ----------                 ----------
                                                                         26,282                     24,403
Other current assets                                                      2,578                      3,712
                                                                    -----------                 ----------
   Total current assets                                                 163,973                    156,020
Investments                                                               4,623                      4,699
Property, plant and equipment:  Cost                       138,368                    131,306
 Less accumulated depreciation                             (67,352)                   (56,163)
                                                        ----------                 ----------
                                                                         71,016                     75,143
Deferred income taxes and other assets                                   23,481                     28,369
Goodwill                                                                153,577                    144,960
Other intangible assets, net                                             13,149                     13,410
                                                                    -----------                -----------
Total assets                                                       $    429,819               $    422,601
                                                                    ===========                ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Long-term debt, current maturities                                        6,224                      6,127
Accounts payable                                                         17,093                     19,462
Accrued compensation                                                     23,960                     22,859
Accrued income taxes                                                      4,166                      4,114
Accrued rebates                                                           1,752                      9,697
Other current liabilities                                                26,123                     24,927
                                                                     ----------                 ----------
  Total current liabilities                                              79,318                     87,186

Long-term debt                                                           67,333                     96,487
Estimated finishing costs                                                 5,721                      6,811
Postretirement benefits                                                  17,532                     17,907
Environmental reserve                                                    10,993                     11,300
Other liabilities                                                        12,947                     21,535

Shareholders' equity:
 Common stock 							36,334                     36,334
 Additional paid in capital                                  5,452                      2,119
 Retained earnings                                         247,128                    216,569
 Accumulated other comprehensive income (loss)              (4,762)                   (15,216)
 Treasury stock, at cost                                   (48,177)                   (58,431)
                                                       -----------                -----------
  Total shareholders' equity                                            235,975                    181,375
                                                                    -----------                -----------
Total liabilities and shareholders' equity                         $    429,819               $    422,601
                                                                    ===========                ===========

                 MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
                (Dollar amounts in thousands, except per share data)

                                              Three Months Ended           Nine Months Ended
                                                 June 30,                     June 30,
                                            ---------------------      -----------------------
                                            2003           2002           2003           2002
                                            ----           ----           ----           ----
Sales                                    $ 116,145     $ 118,825       $ 340,799      $ 314,254

Cost of sales                              (71,696)      (73,681)       (214,757)      (197,224)
                                           -------       -------        --------       --------
Gross profit                                44,449        45,144         126,042        117,030

Selling and administrative expenses        (22,876)      (26,247)        (67,157)       (67,505)
                                           -------       -------         -------        -------
Operating profit                            21,573        18,897          58,885         49,525

Investment income                              354           119             985          1,204
Interest expense                              (578)       (1,081)         (2,250)        (3,074)
Other income(deductions), net                  (84)           72            (129)            88
Minority interest                           (1,179)         (808)         (3,280)        (2,119)
                                           -------       -------         -------        -------
Income before income
 taxes and accounting change                20,086        17,199          54,211         45,624

Income taxes                                (7,797)       (6,641)        (21,037)       (17,612)
                                           -------       -------         -------        -------
Income before cumulative
 effect of change in accounting             12,289        10,558          33,174         28,012

Cumulative effect of change in
 accounting (net of tax)                      -             -               -            (3,226)
                                           -------       -------         -------        -------
Net income                               $  12,289      $ 10,558       $  33,174      $  24,786
                                           =======       =======         =======        =======


Earnings per share before cumulative
 effect of change in accounting:
 Basic                                      $ .38         $ .34           $1.05           $ .91
                                            =====         =====           =====           =====
 Diluted                                    $ .38         $ .33           $1.03           $ .88
                                            =====         =====           =====           =====

Earnings per share:
 Basic                                      $ .38         $ .34           $1.05           $ .81
                                            =====         =====           =====           =====
 Diluted                                    $ .38         $ .33           $1.03           $ .78
                                            =====         =====           =====           =====

Dividends per share:                      $.0275        $.02625         $.0825          $.07875
                                           =====         ======          =====           ======

                 MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
		    (Dollar amounts in thousands, except per share data)

                                                                Nine Months Ended
                                                                     June 30,
                                                           --------------------------
                                                              2003            2002
                                                              ----            ----
Cash flows from operating activities:
 Net income                                              $     33,174    $     24,786
 Adjustments to reconcile net income to net cash
   provided by operating activities:
  Depreciation and amortization                                11,044          10,371
  Change in deferred taxes                                        339             (59)
  Changes in working capital items                            (13,086)         (5,494)
  (Increase) decrease in other assets                           2,555          (1,070)
  Increase (decrease) in estimated finishing costs             (1,090)            331
  Increase (decrease) in other liabilities                     (4,395)          1,697
  Decrease in postretirement benefits                            (375)           (314)
  Tax benefit of exercised stock options				    5,100           5,400
  Impairment losses                                               -             5,255
  Net (gain) loss on sales of assets                             (393)            443
  Net (gain) loss on investments                                   57            (456)
                                                           ----------      ----------
   Net cash provided by operating activities                   32,930          40,890
                                                           ----------      ----------
Cash flows from investing activities:
 Capital expenditures                                          (6,761)         (6,821)
 Proceeds from sales of assets                                  2,216           3,203
 Acquisitions, net of cash acquired                               -           (88,237)
 Purchases of investment securities                              (145)         (4,739)
 Proceeds from disposition of investment securities                16          13,724
                                                            ----------      ----------
   Net cash used in investing activities                       (4,674)        (82,870)
                                                           ----------      ----------
Cash flows from financing activities:
 Proceeds from long-term debt                                     -           124,500
 Payments on long-term debt                                   (31,495)        (60,267)
 Proceeds from the sale of treasury stock                      10,685           6,792
 Purchases of treasury stock                                   (2,199)           (124)
 Dividends                                                     (2,615)         (2,425)
                                                           ----------      ----------
   Net cash provided by (used in) financing activities        (25,624)         68,476
                                                           ----------      ----------
Effect of exchange rate changes on cash                         4,205           1,946
                                                           ----------      ----------

Net increase in cash and cash equivalents                $      6,837    $     28,442
                                                           ==========      ==========


             MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               JUNE 30, 2003
		(Dollar amounts in thousands, except per share data)

Note 1.  Nature of Operations

Matthews International Corporation ("Matthews"), founded in 1850 and incorporated in Pennsylvania in 1902, is a designer, manufacturer and marketer principally of memorialization products, caskets, and cremation equipment for the cemetery and funeral home industries and custom-made products which are used to identify people, places, products and events. The Company's products and operations are comprised of five business segments: Bronze, York Casket, Cremation, Graphics Imaging and Marking Products. The Bronze segment is a leading manufacturer of cast bronze memorials and other memorialization products and is a leading builder of mausoleums in the United States. York Casket is the second leading casket manufacturer in the United States and produces a wide variety of wood and metal caskets. The Cremation segment is a leading designer and manufacturer of cremation equipment and cremation-related products in North America. The Graphics Imaging segment manufactures and provides printing plates, pre-press services and imaging systems for the corrugated and flexible packaging industries. The Marking Products segment designs, manufactures and distributes a wide range of equipment and consumables for identifying various consumer and industrial products, components and packaging containers.

Beginning with the first quarter of fiscal 2003, Matthews changed its internal reporting structure and is reporting a fifth business segment, the Cremation segment. The Cremation segment consists of the Company's cremation equipment business (formerly part of the Bronze segment) and the Company's cremation casket business (formerly part of the York Casket segment). Segment information for the prior periods contained in these financial statements has been reclassified to conform to the current period presentation.

The Company has manufacturing and marketing facilities in the United States, Australia, Canada and Europe.

Note 2.  Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information for commercial and industrial companies and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three months and nine months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2002.

             MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                               JUNE 30, 2003
            (Dollar amounts in thousands, except per share data)


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

                                          Three Months Ended                Nine Months Ended
                                                June 30,                        June 30,
                                        -------------------------       --------------------------
                                            2003           2002            2003           2002
                                            ----           ----            ----           ----
Net income, as reported                   $12,289         $10,558         $33,174        $24,786
Net income, pro forma                      11,919          10,182          32,175         23,778
Basic earnings per share, as reported         .38            .34            1.05            .81
Diluted earnings per share, as reported       .38            .33            1.03            .78
Basic earnings per share, pro forma           .37            .33            1.02            .78
Diluted earnings per share, pro forma         .37            .32            1.01            .75



Note 4.  Income Taxes

Income tax provisions for the Company's interim periods are based on the effective income tax rate expected to be applicable for the full year. The difference between the estimated effective tax rate of 38.8% and the Federal statutory rate of 35% primarily reflects the impact of state and foreign income taxes.

             MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                               JUNE 30, 2003
            (Dollar amounts in thousands, except per share data)


Note 5.  Earnings Per Share

                               Three Months Ended              Nine Months Ended
                                    June 30,                      June 30,
                            -------------------------     --------------------------
                               2003           2002            2003           2002
                               ----           ----            ----           ----
Net income                 $    12,289    $    10,558     $    33,174    $    24,786
                            ==========     ==========      ==========     ==========

Weighted-average common
 shares outstanding         31,845,791     31,041,705      31,523,848     30,644,509

Dilutive securities,
 primarily stock options       497,032        960,063         664,760      1,078,751
                            ----------     ----------      ----------     ----------
Diluted weighted-average
 common shares outstanding  32,342,823     32,001,768      32,188,608     31,723,260
                            ==========     ==========      ==========     ==========


Basic earnings per share         $ .38          $ .34           $1.05          $ .81
                                  ====           ====            ====           ====

Diluted earnings per share       $ .38            .33           $1.03          $ .78
                                  ====           ====            ====           ====

Diluted earnings per share
  before change in accounting    $ .38          $ .33           $1.03          $ .88
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

             MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                               JUNE 30, 2003
            (Dollar amounts in thousands, except per share data)

Note 6.  Segment Information, continued

Information about the Company's segments follows:

                               Three Months Ended              Nine Months Ended
                                    June 30,                      June 30,
                            -------------------------     --------------------------
                                 2003           2002            2003           2002
                                 ----           ----            ----           ----
Sales to external customers:
  Bronze                  $     49,978   $     50,747    $    137,699    $   136,519
  York Casket                   28,661         31,576          92,437         73,995
  Cremation                      4,374          4,867          15,052         12,813
  Graphics Imaging              24,718         24,228          71,705         70,000
  Marking Products               8,414          7,407          23,906         20,927
                              --------       --------        --------       --------
                          $    116,145   $    118,825    $    340,799   $    314,254
                              ========       ========        ========       ========


                               Three Months Ended              Nine Months Ended
                                    June 30,                      June 30,
                            -------------------------     --------------------------
                                 2003           2002            2003           2002
                                 ----           ----            ----           ----
Operating profit:
  Bronze                  $     14,278   $     12,609   $      35,461   $     31,043
  York Casket                    2,863          3,337          10,013          8,243
  Cremation                        175           (276)            887             48
  Graphics Imaging               3,178          2,423           9,506          7,518
  Marking Products               1,079            804           3,018          2,673
                              --------       --------        --------       --------
                          $     21,573   $     18,897   $      58,885   $     49,525
                              ========       ========        ========       ========


Note 7.  Comprehensive Income

Comprehensive income consists of net income adjusted for changes, net of tax, in cumulative foreign currency translation, unrealized investment gains and losses and minimum pension liability. For the three months ended June 30, 2003 and 2002, comprehensive income was $16,878 and $16,328, respectively. For the nine months ended June 30, 2003 and 2002, comprehensive income was $43,628 and $29,048 respectively.

             MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                               JUNE 30, 2003
            (Dollar amounts in thousands, except per share data)

Note 8.  Restructuring and Relocation Costs


Accrued reserves for restructuring and relocation costs were $2,042 at June 30, 2003 and $3,680 at September 30, 2002. Fiscal 2003 activity reflected additional restructuring reserves of $325 and charges incurred of $1,963 applied against the reserves.

These reserves have been provided for the restructuring, sale or closure of certain of the York Casket segment's operations and facilities, including the disposition of their remaining distribution operations and the relocation of their administrative functions to Pittsburgh, Pennsylvania. The accrued liability, which is included in other current liabilities, includes previously established reserves assumed with the acquisition of the York Casket segment as well as reserves recorded for costs to be incurred as a result of the acquisition. The majority of the restructuring and relocation activities included in the reserves are expected to be completed during calendar 2003.

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


Note 9.  Acquisitions and Disposition

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

             MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                               JUNE 30, 2003
            (Dollar amounts in thousands, except per share data)

Note 9.  Acquisitions and Disposition, continued

The following unaudited pro-forma information presents a summary of the consolidated results of Matthews and York Casket as if the acquisition had occurred on October 1, 2001:

                             Three Months Ended		    Nine Months Ended
                                  June 30,			   June 30,
                          ------------------------    ------------------------
                             2003          2002	          2003	    2002
                             ----          ----	          ----	    ----
  Sales                  $ 116,145     $ 118,825      $ 340,799   $ 335,921
  Income before change in   12,289        10,558         33,174      28,014
   accounting
  Net Income		    12,289        10,558         33,174      24,788
  Earnings Per Share before
   change in accounting       0.38          0.33           1.03        0.88
  Earnings Per Diluted Share	0.38          0.33           1.03        0.78


These unaudited pro-forma results have been prepared for comparative purposes only and include certain adjustments, such as interest expense on acquisition debt. The pro-forma results include non-recurring property, plant and equipment write-offs and plant closure and restructuring charges for York Casket of $1,270 for the nine months ended June 30, 2002. The pro-forma information does not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred on the date indicated, or which may result in the future.

In May 1998, Matthews acquired a 50% interest in O.N.E. Color Communications, L.L.C. ("O.N.E."), a digital graphics service company located in Oakland, California. The purchase price consisted of $2,000 cash upon closing plus an additional $2,750 in 2001, which was based on the attainment of certain operating performance levels of O.N.E. The purchase agreement also required Matthews to acquire the remaining 50% interest no later than May 2004, with the purchase price contingent on the attainment of certain operating performance levels of O.N.E., but not less than $4,500. The accounts of O.N.E. have been included in the consolidated financial statements of Matthews since May 1998 and a liability was recorded for the future minimum payout. Effective July 31, 2003, Matthews completed the purchase of the remaining 50% interest in O.N.E. for $5,715.

In July 2003, the Company sold its Graphics Imaging segment facility in La Palma, California for $3,200. The transaction will be recorded in the Company's fourth quarter.

In August 2003, Matthews acquired Reproservice Eurodigital GmbH Munchen ("Reproservice Munich"), a German graphics and flexographic printing plate manufacturer located in Munich, Germany. Reproservice Munich has annual sales of approximately U.S.$6,000. Products and services of Reproservice Munich include pre-press packaging; digital and analog flexographic printing plates; design, art work, lithography and color separation.

             MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                               JUNE 30, 2003
            (Dollar amounts in thousands, except per share data)


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

Changes to goodwill, net of accumulated amortization, during the nine months ended June 30, 2003 follow.

                                               York                Graphics    Marking
                                   Bronze     Casket    Cremation   Imaging   Products     Consolidated
                                  --------   --------   ---------  --------   --------    -------------
Goodwill:
Balance at September 30, 2002     $ 68,516    $ 39,313   $ 6,402   $ 30,564    $ 165         $144,960
Additions during period                -           -         -          -         -              -
Translation and
 other adjustments                   3,321       1,831       -        3,465       -             8,617
                                    ------      ------     ------    ------      ---          -------

Balance at June 30, 2003         $  71,837    $ 41,144   $ 6,402   $ 34,029    $ 165         $153,577
                                    ======      ======     ======    ======      ===          =======

The following table summarizes the carrying amount and related accumulated amortization for intangible assets.

                                  Carrying            Accumulated
                                   Amount             Amortization
		                   -------             ------------
Trade names        	          $  8,000               $   -  *
Customer relationships              4,100                 (382)
Copyrights/patents/other            1,600                 (169)
                                   ------                  ---
                                 $ 13,700               $ (551)
                                   ======                  ===
* Not subject to amortization

Other intangible assets consisted of customer relationships, trade names and copyrights, patents and other of $12,881 for the York Casket segment and copyrights, patents and other of $268 for the Cremation segment. The customer relationships and copyrights, patents and other are amortized over their estimated useful lives of 17 years and 15 years, respectively.

             MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                               JUNE 30, 2003
            (Dollar amounts in thousands, except per share data)

Note 10.  Goodwill and Other Intangible Assets, continued

Amortization expense for the three-month period ended June 30, 2003 for customer relationships and copyrights, patents, and other was $60 and $27, respectively. Amortization expense for the nine-month period ended June 30, 2003 for customer relationships and copyrights, patents and other was $181 and $80, respectively. Amortization expense for intangible assets is expected to approximate $350 each year between 2003 and 2008.

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


Results Of Operations:

The following table sets forth certain income statement data of the Company expressed as a percentage of net sales for the periods indicated.

                                Nine months ended          Years ended
                                     June 30,             September 30,
                                -----------------    --------------------
                                  2003    2002       2002   2001(2)  2000
                                  ----    ----       ----   ------   ----
Sales                            100.0%  100.0%     100.0%  100.0%  100.0%
Gross profit                      37.0    37.2       37.5    42.2    44.2
Operating profit                  17.3    15.8       15.9    18.8    17.9
Income before taxes (1)           15.9    14.5       14.6    18.2    17.2
Net income (1)                     9.7     8.9        8.9    11.2    10.5

(1) Before cumulative effect of change in accounting. The nine months ended June 30, 2002 reflects a pre-tax charge of $5.3 million ($.10 per share after tax) for transitional goodwill impairment (see "Goodwill").
(2) Fiscal 2001 included after-tax income of $300,000 ($.01 per share) from special items, which consisted of a pre-tax gain of $7.1 million on the sale of a subsidiary and asset impairments, restructuring costs and other special pre-tax charges totaling $6.6 million.


Sales for the nine months ended June 30, 2003 were $340.8 million and were $26.5 million, or 8.4%, higher than sales of $314.3 million for the nine months ended June 30, 2002. The increase primarily related to the acquisition of The York Group, Inc. ("York Casket") on December 3, 2001 and higher foreign currency exchange rates. The first nine months of fiscal 2003 reflected nine months of activity for York Casket compared to seven months for the same period a year ago. For the third quarter and first nine months of fiscal 2003, higher foreign currency values against the U.S. dollar had a favorable impact of approximately $4.3 million and $10.5 million, respectively, on the Company's consolidated sales compared to the same periods in fiscal 2002.

Sales for the York Casket segment were $92.4 million for the first nine months of fiscal 2003 compared to $74.0 million for the same period last year. However, for the quarter ended June 30, 2003, York Casket sales were $2.9 million, or 9.2%, lower than the same quarter a year ago primarily reflecting a decline in metal casket and casket component sales. Bronze segment sales for the first nine months of fiscal 2003 were $137.7 million compared to $136.5 million for the first nine months of fiscal 2002. The slight increase of approximately 1.0% in Bronze sales reflected the favorable impact of increases in the values of the Euro and the Australian and Canadian dollars against the U.S. dollar offset partially by a decline in mausoleums sales, the divestiture of the segment's granite import business in fiscal 2002 and the divestiture of a Canadian niche bank and columbarium business in October 2002. Sales for the Graphics Imaging segment in the first nine months of fiscal 2003 were $71.7 million, compared to $70.0 million for the same period a year ago. The increase primarily reflected higher sales in the segment's European operations combined with an increase in the value of the Euro against the U.S. dollar. These increases were partially offset by lower sales in the segment's domestic operations, which primarily related to weak demand and price pressure in the United States primary and corrugated packaging markets and the closure, in October 2002, of an unprofitable manufacturing business in Southern California. Marking Products segment sales for the nine months ended June 30, 2003 were $23.9 million, compared to $20.9 million for the first nine months of fiscal 2002. The increase of $3.0 million, or 14.2%, was principally due to higher volume, reflecting higher demand in North America and the addition of new distributors in Europe, and higher foreign currency exchange rates. Sales for the Cremation segment were $15.1 million for the first nine months of fiscal 2003 compared to $12.8 million for the same period a year ago. The increase reflected two additional months of cremation casket sales compared to the same period last year as a result of the acquisition of York Casket.

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

Gross profit for the nine months ended June 30, 2003 was $126.0 million, compared to $117.0 million for the nine months ended June 30, 2002. The increase in consolidated gross profit primarily resulted from the acquisition of York Casket, higher sales in the Marking Products and European Graphics Imaging businesses and manufacturing improvements in the Bronze segment. Gross profit for all of the Company's segments increased for the nine-month period. In addition, gross profit for the Bronze segment reflected the benefit of a reduction in the segment's pre-need memorial finishing cost liability due to manufacturing efficiencies. Consolidated gross profit as a percent of sales declined slightly from 37.2% for the first nine months of fiscal 2002 to 37.0% for the first nine months of fiscal 2003. The reduction in the consolidated gross margin principally related to the additional York Casket revenues, which generally have lower margins than other Matthews segments, and an increase in pension and health care costs in fiscal 2003.

Selling and administrative expenses for the nine months ended June 30, 2003 were $67.2 million, compared to $67.5 million for the first nine months of fiscal 2002. The slight decline for the period resulted from a combination of factors including the acquisition of York Casket and higher pension and health care costs in all of the Company's segments, offset by lower selling and administrative costs in the Bronze segment. Pension costs were adversely affected by a decline in the Company's pension fund assets during fiscal 2002. Pension costs for the Company's domestic defined benefit plans are projected to be $4.4 million for fiscal 2003, compared to $1.3 million for fiscal 2002. Selling and administrative costs in the Bronze segment were favorably impacted by the divestiture of its granite import business in fiscal 2002 and the divestiture of a Canadian niche bank and columbarium business in October 2002. In addition, in the second quarter of fiscal 2002, the Company recorded a loss of approximately $500,000 on the sale of its granite import business. Consolidated selling and administrative expenses as a percent of sales were 19.7% for the nine months ended June 30, 2003, compared to 21.5% for the same period last year. The reduction principally reflected the addition of York Casket, which has the lowest ratio of selling and administrative costs of any of the Company's segments, as its products are sold primarily through independent distributors.

Operating profit for the nine months ended June 30, 2003 was $58.9 million, representing an increase of $9.4 million, or 18.9%, over operating profit of $49.5 million for the nine months ended June 30, 2002. Bronze segment operating profit for the first nine months of fiscal 2003 was $35.5 million, compared to $31.0 million for the first nine months of fiscal 2002. The increase of 14.2% reflected the segment's higher sales for the period, a reduction in the segment's pre-need memorial finishing cost liability due to manufacturing efficiencies, and the favorable impact of increases in the values of the Euro and the Australian and Canadian dollars against the U.S. dollar. The Bronze segment results were also favorably impacted by the divestiture of its granite import business and its Canadian niche bank and columbarium business. These two businesses generated a combined operating loss of approximately $600,000 in the first nine months of fiscal 2002. Operating profit for the York Casket segment for the first nine months of fiscal 2003 was $10.0 million, an increase of $1.8 million over the same period a year ago. The increase reflected two additional months of results in the first nine months of fiscal 2003 compared to the same period last year. However, operating profit for the York Casket segment declined approximately $500,000 for the third quarter of fiscal 2003 compared to the same quarter last year reflecting lower sales and additional costs (consulting services) incurred for improvements in manufacturing processes. Graphics Imaging operating profit for the nine months ended June 30, 2003 was $9.5 million compared to $7.5 million for the nine months ended June 30, 2002. The segment's operating profit was favorably impacted by sales growth in the Company's European operations combined with an increase in the value of the Euro against the U.S. dollar. Operating profit for the Marking Products segment for the first nine months of fiscal 2003 was $3.0 million, representing an increase of $345,000 over the same period a year ago. The increase of 12.9% resulted from higher sales combined with an increase in the value of the Swedish Krona against the U.S. dollar. Higher foreign currency values against the U.S. dollar had a favorable impact of approximately $2.3 million on the Company's consolidated operating profit for the nine months ended June 30, 2003 compared to the same period a year ago.

Investment income for the nine months ended June 30, 2003 was $985,000, compared to $1.2 million for the nine months ended June 30, 2002. The decline from the prior period reflected lower investment income rates and the prior period included a net gain on the sale of securities.

Interest expense for the first nine months of fiscal 2003 was $2.3 million, compared to $3.1 million for the same period last year. The decline in interest expense reflected a lower level of debt during the fiscal 2003 nine-month period combined with a reduction in the average borrowing rate. Other income (deductions), net, for the nine months ended June 30, 2003 represented a reduction in pre-tax income of $129,000, compared to an increase to income of $88,000 for same period last year. Minority interest deduction for the first nine months of fiscal 2003 was $3.3 million, compared to $2.1 million for the first nine months of fiscal 2002. The higher minority interest deduction for fiscal 2003 resulted from operating income growth in the Company's four European Graphics Imaging businesses.

The Company's effective tax rate for the nine months ended June 30, 2003 was 38.8%, which remained unchanged from the effective rate of 38.8% for the fiscal year ended September 30, 2002. The difference between the Company's effective tax rate and the Federal statutory rate of 35% primarily reflected the impact of state and foreign income taxes.


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


Liquidity And Capital Resources:

Net cash provided by operating activities was $32.9 million for the nine months ended June 30, 2003, compared to $40.9 million for the first nine months of fiscal 2002. Operating cash flow for the first nine months of fiscal 2003 reflected net income adjusted for depreciation and amortization (non-cash charges), payments to customers under the York Casket segment's rebate programs, a $7.5 million contribution to the Company's pension plan, and a tax benefit of $5.1 million from exercised stock options. For the nine months ended June 30, 2002, operating cash flow primarily reflected net income adjusted for depreciation, amortization and the non-cash impairment charge recorded for transitional goodwill impairment (see "Goodwill") and a tax benefit of $5.4 million from exercised stock options.

Cash used in investing activities was $4.7 million for the nine months ended June 30, 2003, compared to $82.9 million for the nine months ended June 30, 2002. Investing activities for the first nine months of fiscal 2003 primarily included capital expenditures of $6.8 million, which was partially offset by proceeds of $2.3 million from the sale of assets. Investing activities for the first nine months of fiscal 2002 principally reflected payments (net of cash acquired) of $88.2 million in connection with the acquisitions of York Casket (December 2001) and Rudolf Reproflex GmbH (July 2001). Although Rudolf, part of the Graphics Imaging segment, was acquired in fiscal 2001, the purchase price (approximately $11.0 million) was paid in the first quarter of fiscal 2002. Fiscal 2002 investing activities also included capital expenditures of $6.8 million, proceeds of $3.2 million from the sale of assets and proceeds of $9.0 million from the net disposition of investment securities.

Capital expenditures reflected reinvestment in the Company's business segments and were made primarily for the purchase of new manufacturing machinery, equipment and facilities designed to improve product quality, increase manufacturing efficiency, lower production costs and meet regulatory requirements. Capital expenditures for the last three fiscal years were financed through operating cash. Capital spending for property, plant and equipment has averaged $8.3 million for the last three fiscal years. The capital budget for fiscal 2003 is $11.5 million. The Company expects to generate sufficient cash from operations to fund all anticipated capital spending projects.

Cash used in financing activities for the nine months ended June 30, 2003 was $25.6 million, reflecting payments on long-term debt of $31.5 million, treasury stock purchases of $2.2 million and dividends of $2.6 million to the Company's shareholders. These payments were partially offset by proceeds of $10.7 million from the sale of treasury stock (stock option exercises). Cash provided by financing activities for the nine months ended June 30, 2002 was $68.5 million, consisting of proceeds from long-term debt of $124.5 million, repayments of $60.3 million on long-term debt, net proceeds of $6.7 million from the sale of treasury stock (stock option exercises) and dividends of $2.4 million to the Company's shareholders.

On December 3, 2001, the Company entered into a Revolving Credit Facility for $125.0 million with a syndicate of four financial institutions. Borrowings under the facility, which matures on November 30, 2004, bear interest at LIBOR plus a factor ranging from .75% to 1.5% based on the Company's leverage ratio. The leverage ratio is defined as net indebtedness divided by EBITDA (earnings before interest, taxes, depreciation and amortization). The weighted-average interest rate on outstanding borrowings under this facility at June 30, 2003 was 2.2%. The Company is required to pay an annual commitment fee ranging from .20% to .375% (based on the Company's leverage ratio) of the unused portion of the facility. The Revolving Credit Facility requires the Company to maintain minimum levels of consolidated net worth and fixed charge and interest coverage ratios. A portion of the facility (not to exceed $10.0 million) is available for the issuance of trade and standby letters of credit. The Revolving Credit Facility replaced the existing Revolving Credit and Term Loan Agreement. The Company borrowed $124.5 million under the Revolving Credit Facility on December 3, 2001 in connection with the acquisition of York Casket, and for the repayment of all amounts outstanding under its Revolving Credit and Term Loan Agreement. The outstanding balance on the Revolving Credit Facility was $54.5 million at June 30, 2003.

The Company has a line of credit of $500,000 (Canadian dollars), which provides for borrowings at the bank's prime interest rate. There were no borrowings outstanding on this line of credit at June 30, 2003. Caggiati S.p.A. has four lines of credit totaling approximately U.S.$12.0 million with various Italian banks. Outstanding borrowings on these lines approximated $4.5 million at June 30, 2003.

The Company has a stock repurchase program, which was initiated in 1996.
Under the program, the Company's Board of Directors has authorized the repurchase of a total of 8,000,000 shares (adjusted for stock splits) of Matthews common stock, of which 7,172,100 shares have been repurchased as of June 30, 2003. The buy-back program is designed to increase shareholder value, enlarge the Company's holdings of its common stock, and add to earnings per share. Repurchased shares may be retained in treasury, utilized for acquisitions, or reissued to employees or other purchasers, subject to the restrictions of the Company's Restated Articles of Incorporation.

Consolidated working capital of the Company was $84.7 million at June 30, 2003, compared to $68.8 million at September 30, 2002. Cash and cash equivalents were $63.9 million at June 30, 2003, compared to $57.1 million at September 30, 2002. The Company's current ratio was 2.1 at June 30, 2003 and
1.8 at September 30, 2002.


Restructuring And Relocation Costs:

Accrued reserves for restructuring and relocation costs were $2.0 million at June 30, 2003 and $3.7 million at September 30, 2002. Fiscal 2003 activity reflected additional restructuring reserves of $325,000 and charges incurred of $2.0 million applied against the reserve. These reserves have been provided for the restructuring, sale or closure of certain of the York Casket segment's operations and facilities, including the disposition of their remaining distribution operations and the relocation of their administrative functions to Pittsburgh, Pennsylvania. The accrued liability, which is included in other current liabilities, includes previously established reserves assumed with the acquisition of the York Casket segment as well as reserves recorded for costs to be incurred as a result of the acquisition. The majority of the restructuring and relocation activities included in the reserves are expected to be completed during fiscal 2003.

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

At June 30, 2003, an accrual of $11.7 million was recorded for environmental remediation (of which $660,000 has been classified in other current liabilities), representing management's best estimate of the probable and reasonably estimable costs of the Company's known remediation obligations. The accrual, which reflects previously established reserves assumed with the acquisition of York Casket and additional reserves recorded as a purchase accounting adjustment, does not consider the effects of inflation and anticipated expenditures are not discounted to their present value. While final resolution of these contingencies could result in costs different than current accruals, management believes the ultimate outcome will not have a significant effect on the Company's consolidated results of operations or financial position.


Acquisitions and Disposition:

On May 24, 2001, Matthews and York Casket signed a merger agreement whereby Matthews would acquire 100% of the outstanding common shares of York Casket for $10 cash per share. Matthews also agreed to pay up to an additional $1 cash per share based on excess cash (as defined in the merger agreement) remaining on the balance sheet of York Casket as of October 31, 2001. On December 3, 2001, this transaction was completed at $11 per share. At December 3, 2001, there were 8,940,950 shares of York Casket common stock outstanding. The transaction was financed by Matthews through borrowings under a $125.0 million Revolving Credit Facility (see "Liquidity and Capital Resources"). The acquisition of York Casket was designed to expand Matthews' position in the death care industry. York Casket operates as a wholly-owned subsidiary and separate segment of Matthews. Matthews has accounted for this acquisition using the purchase method and, accordingly, recorded the acquired assets and liabilities at their estimated fair values at the acquisition date. The excess of the purchase price over the estimated fair value of the net assets acquired was recorded as goodwill, which is subject to periodic review for impairment.

In May 1998, Matthews acquired a 50% interest in O.N.E. Color Communications, L.L.C. ("O.N.E."), a digital graphics service company located in Oakland, California. The purchase price consisted of $2.0 million cash upon closing plus an additional $2.75 million in 2001, which was based on the attainment of certain operating performance levels of O.N.E. The purchase agreement also required Matthews to acquire the remaining 50% interest no later than May 2004, with the purchase price contingent on the attainment of certain operating performance levels of O.N.E., but not less than $4.5 million. The accounts of O.N.E. have been included in the consolidated financial statements of Matthews since May 1998 and a liability was recorded for the future minimum payout. Effective July 31, 2003, Matthews completed the purchase of the remaining 50% interest in O.N.E. for $5.7 million.

In July 2003, the Company sold its Graphics Imaging segment facility in La Palma, California for $3.2 million. The transaction will be recorded in the Company's fiscal 2003 fourth quarter.

In August 2003, Matthews acquired Reproservice Eurodigital GmbH Munchen ("Reproservice Munich"), a German graphics and flexographic printing plate manufacturer located in Munich, Germany. Reproservice Munich has annual sales of approximately U.S.$6 million. Products and services of Reproservice Munich include pre-press packaging; digital and analog flexographic printing plates; design, art work, lithography and color separation. The combination of Matthews and Reproservice Munich is an important part of the Matthews strategy to increase its European presence in the graphics industry.


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

For the first nine months of fiscal 2003, the Company's earnings of $1.03 per share were slightly above management's expectations and represented an increase of 17.0% over earnings per share of $0.88 for the same period last year (before change in accounting). Based on the expected impact of the Company's recent acquisitions, anticipated internal growth and also considering the unfavorable impact of changes in pension and health care costs, the Company expects to achieve diluted earnings per share of $1.38 (excluding any favorable impact which could result from the sale of its La Palma facility) for the fiscal year ended September 30, 2003.


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

A summary of the Company's significant accounting policies is included in the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended September 30, 2002. Management believes that the application of these policies on a consistent basis enables the Company to provide useful and reliable financial information about the Company's operating results and financial condition. The following accounting policies involve significant estimates, which are considered critical to the preparation of the Company's consolidated financial statements.


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


Long-Term Contractual Obligations And Commitments:

The following table summarizes the Company's contractual obligations at June 30, 2003, and the effect such obligations are expected to have on its liquidity and cash flows in future periods.

                                                            Payments due in fiscal year:
                                                  ------------------------------------------------
                                                     2003                                    After
                                         Total    (remainder)  2004 to 2005   2006 to 2007    2007
                                       ---------  -----------  ------------   ------------  ------
Contractual Cash Obligations:                         (Dollar amounts in thousands)
Revolving credit facility               $ 54,500   $    -        $ 54,500       $   -      $   -
Notes payable to banks                    14,338        811         3,092         2,758      7,677
Short-term borrowings                      4,511      4,511           -             -          -
Capital lease obligations                    208         12           168            28        -
Non-cancelable operating leases            8,148        726         3,965         1,589      1,868
                                         -------     ------        ------         -----     ------

Total contractual cash obligations      $ 81,705    $ 6,060      $ 61,725       $ 4,375    $ 9,545
                                         =======     ======        ======         =====     ======

The Company also had an obligation to purchase the remaining interest in its 50%-owned affiliate,
O.N.E. Color Communications, LLC ("O.N.E.") no later than May 2004.  The purchase price was contingent on the attainment of certain operating performance levels of O.N.E., but not less than
$4.5 million.  A liability was recorded in the consolidated financial statements for the future minimum payout.  Effective July 31, 2003, Matthews completed the purchase of the remaining 50%
interest in O.N.E. for $5.7 million.

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


Item 4.  Controls and Procedures

Based on their evaluation at the end of the period covered by this Quarterly Report on Form 10-Q, the Company's chief executive officer and chief financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There have been no changes in the Company's internal controls over financial reporting that occurred during the fiscal quarter ended June 30, 2003 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

                          PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

None



Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     Exhibit
       No.        Description
     -------      -----------
31.1        Certification of Principle Executive Officer
	      for David M. Kelly
31.2        Certification of Principle Financial Officer
for Edward J. Boyle.
      32.1        Certification Pursuant to 18 U.S.C. Section
			1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for David M. Kelly.
32.2	        Certification Pursuant to 18 U.S.C. Section
            1350, as adopted Pursuant to Section 906 of the Sarbanes-
                  Oxley Act of 2002 for Edward J. Boyle.


(b)  Reports on Form 8-K

On April 25, 2003, Matthews filed a Current Report on Form 8-K under Item 5 in connection with a press release to announce the election of Glenn R. Mahone to the Matthews Board of Directors.

On April 25, 2003, Matthews filed a Current Report on Form 8-K under Item 9 in connection with a press release announcing its earnings for the second fiscal quarter of 2003.

On June 25, 2003, Matthews filed a Current Report on Form 8-K under Item 5 to report that David M. Kelly, Chairman of the Board of Directors, President and Chief Executive Officer of Matthews International Corporation, entered into a Rule 10b5-1 Sales Plan dated June 6, 2003, with Goldman Sachs & Co. (Broker) for the sale of 383,333 shares of Matthews International Corporation Common Stock.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                     MATTHEWS INTERNATIONAL CORPORATION
                                                (Registrant)




Date    8/12/03                                  D.M. Kelly
     ------------                 -----------------------------------------
                                      D.M. Kelly, Chairman of the Board,
                                    President and Chief Executive Officer




Date    8/12/03                                  E.J. Boyle
     ------------                 -----------------------------------------
                                     E.J. Boyle, Chief Financial Officer,
                                           Secretary and Treasurer