Form 10-K
period 2003-09-30
MATTHEWS INTERNATIONAL CORP
filed 2003-12-18
CIK 63296

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549
                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2003
Commission File Number 0-09115

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

The aggregate market value of the Class A Common Stock outstanding and held by non-affiliates of the registrant, based upon the closing sale price of the Class A Common Stock on the NASDAQ National Market System on March 31, 2003, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $706 million.

As of November 30, 2003, shares of common stock outstanding were:
               Class A Common Stock 32,042,917 shares

Documents incorporated by reference: Specified portions of the Proxy Statement for the 2004 Annual Meeting of Shareholders are incorporated by reference into
Part III of this Report.

The index to exhibits is on pages 77-79.

                                     PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION:

Any forward-looking statements contained in this Annual Report on Form 10-K (specifically those contained in Item 1, "Business" and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations") are included in this report pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks and uncertainties that may cause the Company's actual results in future periods to be materially different from management's expectations. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove correct. Factors that could cause the Company's results to differ materially from the results discussed in such forward-looking statements principally include changes in domestic or international economic conditions, changes in foreign currency exchange rates, changes in death rates, changes in product demand or pricing as a result of consolidation in the industries in which the Company operates, changes in product demand or pricing as a result of competitive pressures, unknown risks in connection with the Company's acquisitions, and technological factors beyond the Company's control.


ITEM 1.  BUSINESS.

Matthews International Corporation ("Matthews"), founded in 1850 and incorporated in Pennsylvania in 1902, is a designer, manufacturer and marketer principally of memorialization products, caskets and cremation equipment for the cemetery and funeral home industries and custom-made products which are used to identify people, places, products and events. The Company's products and operations are comprised of five business segments: Bronze, York Casket, Cremation, Graphics Imaging and Marking Products. The Bronze segment is a leading manufacturer of cast bronze memorials and other memorialization products and is a leading builder of mausoleums in the United States. The York Casket segment, which was acquired by the Company on December 3, 2001, is a leading casket manufacturer in the United States. The Cremation segment is a leading designer and manufacturer of cremation equipment and cremation caskets primarily in North America. The Graphics Imaging segment manufactures and provides printing plates, pre-press services and imaging services for the corrugated and flexible packaging industries. The Marking Products segment designs, manufactures and distributes a wide range of marking equipment and consumables for identifying various consumer and industrial products, components and packaging containers.

At November 30, 2003, the Company and its majority-owned subsidiaries had approximately 3,000 employees. The Company's principal executive offices are located at Two NorthShore Center, Pittsburgh, Pennsylvania 15212 and its telephone number is (412) 442-8200.

The following table sets forth reported sales and operating profit for the Company's business segments for the past three fiscal years. Detailed financial information relating to business segments and to domestic and international operations is presented in Note 16 (Segment Information) to the Consolidated Financial Statements included in Part II of this Annual Report on Form 10-K. Segment information for prior years has been reclassified for comparative purposes to reflect the new Cremation segment.

                                    Years Ended September 30,
                      --------------------------------------------------------
                           2003                 2002                2001
                      ---------------     ----------------     ---------------
                      Amount  Percent     Amount   Percent     Amount  Percent
                      ------  -------     ------   -------     ------  -------
                                       (Dollars in Thousands)
Sales to unaffiliated customers:
  Bronze            $186,950    40.8%   $185,883    43.4%    $153,499    54.2%
  York Casket        120,398    26.2     100,415    23.5          -        -
  Cremation           20,189     4.4      18,306     4.3       10,579     3.7
  Graphics Imaging    99,065    21.6      94,814    22.1       89,568    31.6
  Marking Products    32,263     7.0      28,668     6.7       29,636    10.5
                     -------   -----     -------   -----      -------   -----
  Total             $458,865   100.0%   $428,086   100.0%    $283,282   100.0%
                     =======   =====     =======   =====      =======   =====

Operating profit:
  Bronze            $ 50,433    63.0%   $ 46,589    68.3%    $ 35,415    66.4%
  York Casket         12,740    15.9       9,354    13.7           -        -
  Cremation            1,242     1.6      (1,075)   (1.6)         391      .7
  Graphics Imaging    11,562    14.4       9,724    14.3       14,443    27.1
  Marking Products     4,107     5.1       3,595     5.3        3,108     5.8
                      -------   -----     -------   -----      -------   -----
  Total             $ 80,084   100.0%   $ 68,187   100.0%    $ 53,357   100.0%
                     =======   =====     =======   =====      =======   =====


In fiscal 2003, approximately 78% of the Company's sales were made from the United States, and 19%, 2% and 1% were made from Europe, Canada and Australia, respectively. Bronze segment products are sold throughout the world with the segment's principal operations located in the United States, Italy, Canada and Australia. The York Casket segment products are primarily sold in the United States and Canada. The Cremation segment products and services are sold primarily in North America, as well as Asia, Australia, and Europe. Products and services of the Graphics Imaging segment are sold primarily in the United States, Germany and Austria. The Marking Products segment sells equipment and consumables directly to industrial consumers in the United States and internationally through the Company's wholly-owned subsidiaries in Canada and Sweden and through other foreign distributors. Matthews owns a minority interest in distributors in Asia, Australia, France, Germany, the Netherlands and the United Kingdom.


PRODUCTS AND MARKETS:

Bronze:

The Bronze segment manufactures and markets in the United States, Europe, Canada and Australia products used primarily in the cemetery and funeral home industries. The segment's principal products include cast bronze memorials and other memorialization products used primarily in cemeteries. The segment also manufactures and markets cast and etched architectural products, that are produced from bronze, aluminum and other metals, which are used to identify or commemorate people, places, events and accomplishments.

Memorial products, which comprise the majority of the Bronze segment's sales, include flush bronze memorials, flower vases, crypt letters, cremation urns, niche units, cemetery features and statues, along with other related products. Flush bronze memorials are bronze plaques which contain personal information about a deceased individual such as name, birth date and death date. These memorials are used in cemeteries as an alternative to upright and flush granite monuments. The memorials are even or "flush" with the ground and therefore are preferred by many cemeteries for easier mowing and other maintenance. In order to provide products for the granite memorial and mausoleum markets, the Company's other memorial products include community and family mausoleums, granite monuments and benches, and bronze plaques, letters, emblems, vases, lights and photoceramics that can be affixed to granite monuments, mausoleums and crypts. Matthews is a leading builder of mausoleums within North America. Principal customers for memorial products are cemeteries and memorial parks, which in turn sell the Company's products to the consumer.

Customers of the Bronze segment can also purchase memorials and vases on a "pre-need" basis. The "pre-need" concept permits families to arrange for these purchases in advance of their actual need. Upon request, the Company will manufacture the memorial to the customer's specifications (e.g., name and birth date) and place it in storage for future delivery. All memorials in storage have been paid in full with title conveyed to each pre-need purchaser.

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

Raw materials used by the Bronze segment consist principally of bronze and aluminum ingot, sheet metal, coating materials, photopolymers and construction materials and are generally available in adequate supply. Ingot is obtained from various North American, European and Australian smelters.

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


York Casket:

The York Casket segment, acquired by Matthews in December 2001, is a leading manufacturer of caskets in the United States. The segment produces two types of caskets: metal and wood. Caskets can be customized with many different options such as color, interior design, handles and trim in order to accommodate specific religious, ethnic or other personal preferences.

Metal caskets are made from various gauges of cold rolled steel, stainless steel, copper and bronze. Metal caskets are generally categorized by whether the casket is non-gasketed or gasketed, and by material (i.e., bronze, copper, or steel) and in the case of steel, by the gauge, or thickness, of the metal.

The segment's wood caskets are manufactured from eight different species of wood, as well as from veneer. The species of wood used are poplar, pine, ash, oak, maple, cherry, walnut and mahogany. The York Casket segment is a leading manufacturer of all-wood constructed caskets, which are manufactured using pegged and dowelled construction, and include no metal parts. All-wood constructed caskets are preferred by certain religious groups.

The segment also produces casket components. Casket components include stamped metal parts, metal locking mechanisms for gasketed metal caskets, adjustable beds, interior panels, and plastic handles and corners.

Metal casket parts are produced by stamping cold rolled steel, stainless steel, copper and bronze sheets into casket body parts. Locking mechanisms and adjustable beds are produced by stamping and assembling a variety of steel parts. Certain styles of casket handles and corners are produced from injection molded plastic. The segment purchases from sawmills various species of uncured wood, which it dries and cures. The cured wood is processed into casket components.

The segment markets its casket products primarily through independent distributors. The segment provides product planning and merchandising and display products to funeral service businesses. These products assist funeral service professionals in providing value and satisfaction to their client families.

The primary materials required for casket manufacturing are cold rolled steel and lumber. The segment also purchases copper, bronze, stainless steel, cloth, casket handles and corners, and coating materials. Purchase orders or supply agreements are typically negotiated with large, integrated steel producers that have demonstrated timely delivery, high quality material and competitive prices. Lumber is purchased from a number of sawmills and distributors. The Company purchases most of its lumber from sawmills within 150 miles of its wood casket manufacturing facility in York, Pennsylvania.

The casket business is highly competitive. The segment competes with other manufacturers on the basis of product quality, price, service, design availability and breadth of product line. The segment provides a line of casket products that it believes is as comprehensive as any of its major competitors. Although there are a large number of casket industry participants, the York Casket segment and its two largest competitors account for a substantial portion of the finished caskets produced.

Historically, the segment's operations have experienced seasonal variations. Generally, casket sales are highest in the second quarter and lowest in the fourth quarter of each fiscal year. These fluctuations are due in part to the seasonal variance in the death rate, with a greater number of deaths generally occurring in cold weather months.


Cremation:

Effective October 1, 2002, Matthews changed its internal reporting structure and began reporting a fifth business segment, the Cremation segment. The Cremation segment consists of the Company's cremation equipment business located in Apopka, Florida (formerly part of the Bronze segment) and the Company's cremation casket business located in Richmond, Indiana (formerly part of the York Casket segment). The objective of the Cremation segment is to focus on the fastest growing segment of the death care industry, which is cremation products and services, and increase the Company's participation in this market.

The Cremation segment has four major groups of products and services: cremation equipment, cremation caskets, equipment service and repair, and supplies and urns.

The Cremation segment is the leading designer and manufacturer of cremation equipment in North America. Cremation equipment includes systems for cremation of humans and animals, as well as equipment for processing the cremated remains and other related equipment such as handling equipment (tables, cooler racks, vacuums). Cremation equipment and products are sold primarily to funeral homes, cemeteries, crematories, animal disposers and veterinarians within North America, Asia, Australia and Europe.

Cremation casket products consist primarily of three types of caskets: cloth-covered wood, cloth-covered corrugated material and veneer-covered particleboard. These products are used mainly, although not exclusively, in cremation. These products are marketed principally to funeral homes through independent distributors in the United States.

Service and repair consists of maintenance work performed on various makes and models of cremation equipment. This work can be as simple as routine maintenance or as complex as complete on site reconstruction. The principal markets for these services are the owners and operators of cremation equipment. These services are marketed principally in North America through Company sales representatives.

Supplies and urns are consumable items associated with cremation operations. Supplies distributed by the segment include operator safety equipment, identification discs and combustible roller tubes. Urns distributed by the segment include products ranging from plastic containers to bronze urns for cremated remains. These products are marketed primarily in North America.

Raw materials used by the Cremation segment consist principally of structural steel, sheet metal, electrical components, cloth, wood, particleboard, corrugated materials, veneer and masonry materials and are generally available in adequate supply from numerous suppliers.

The Company competes with several manufacturers in the cremation equipment market principally on the basis of product quality and price. The Cremation segment and its three largest competitors account for a substantial portion of the domestic cremation equipment market. The cremation casket business is highly competitive. The segment competes with other cremation casket manufacturers on the basis of product quality, price and design availability. Although there are a large number of casket industry participants, the Cremation segment and its two largest competitors account for a substantial portion of the cremation caskets produced.

Historically, the segment's cremation casket operations have experienced seasonal variations. These fluctuations are due in part to the seasonal variance in the death rate, with a greater number of deaths generally occurring in cold weather months.


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








<PAGE 8>
ITEM 1.  BUSINESS, continued.

The principal products and services of this segment include printing plates, pre-press graphics services, print process assistance, print production management, digital asset and content management, and package design. These products and services are used by packaging manufacturers and end-users to develop and print packaging graphics that identify and help sell the product. Other packaging graphics can include nutritional information, directions for product use, consumer warning statements and UPC codes. The corrugated packaging manufacturer produces printed containers from corrugated sheets. Using the Company's products, this sheet is printed and die cut to make a finished container. The primary packaging manufacturer produces printed packaging from paper, film, foil and other composite materials used to display, protect and market the product.

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

The segment offers a wide array of value-added services and products. These include print process and print production management services; pre-press preparation, which includes computer-generated art, film and proofs; plate mounting accessories and various press aids; and rotary and flat cutting dies used to cut out intricately designed containers and point-of-purchase displays. The segment also provides creative digital graphics services to advertising agencies and packaging markets through its Studio M design studio in Pittsburgh and its Oakland, California operation.

The Graphics Imaging segment customer base consists primarily of packaging industry converters and "national accounts." National accounts are generally large, well-known consumer products companies with a national presence. These types of companies tend to purchase their graphics needs directly and supply the printing plates, or the film to make the printing plates, to the packaging printer for their products. The Graphics Imaging segment serves customers primarily in the United States and Europe. In Europe, Matthews has a wholly-owned subsidiary in Munich, Germany; a 50%-owned affiliate in Julich, Germany; and 75%-owned subsidiaries in Vienna, Austria; Nuremberg, Germany and Goslar, Germany. Products and services of these operations include pre-press packaging, digital and analog flexographic printing plates, design, artwork, lithography and color separation.

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


Marking Products:

The Marking Products segment designs, manufactures and distributes a wide range of marking equipment and consumables used by customers to identify various consumer and industrial products, components and packaging containers. Marking products range from simple indent hand stamps made from a special alloy steel to a wide variety of sophisticated microprocessor-based ink-jet printing systems. The segment manufactures and markets products and systems that employ the following marking methods to meet customer needs: contact printing, indenting, etching, and ink-jet printing. Customers will often use a combination of these methods in order to achieve an appropriate mark. These methods apply product information required for identification and traceability as well as to facilitate inventory and quality control, regulatory compliance and brand name communication.

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

The principal customers for the Company's marking products include food and beverage processors, metal fabricators, producers of health and beauty products and manufacturers of cloth, plastic, rubber and building products.

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


BACKLOG:

Because the nature of the Company's Bronze and Graphics Imaging businesses are primarily custom products made to order with short lead times, backlogs are not generally material except for mausoleums. Backlogs vary in a range of approximately one year of sales for mausoleums. The York Casket segment and the cremation casket business normally fill sales orders within one month and, therefore, do not have a significant backlog of unfilled orders. Cremation equipment sales backlogs vary in a range of eight to ten months of sales. Backlogs generally vary in a range of up to four weeks of sales in the Marking Products segment.

REGULATORY MATTERS:

The Company's operations are subject to various federal, state and local laws and regulations relating to the protection of the environment. These laws and regulations impose limitations on the discharge of materials into the environment and require the Company to obtain and operate in compliance with conditions of permits and other government authorizations. As such, the Company has developed environmental, health and safety policies and procedures that include the proper handling, storage and disposal of hazardous materials.

The Company is party to various environmental matters. These include obligations to investigate and mitigate the effects on the environment of the disposal of certain materials at various operating and non-operating sites. The Company is currently performing environmental assessments and remediation at these sites, as appropriate. In addition, prior to its acquisition, the York Casket segment was identified, along with others, by the Environmental Protection Agency as a potentially responsible party for remediation of a landfill site in York, Pennsylvania. At this time, the Company has not been joined in any lawsuit or administrative order related to the site or its clean-up.

At September 30, 2003, an accrual of $12.0 million has been recorded for environmental remediation (of which $860,000 has been classified in other current liabilities), representing management's best estimate of the probable and reasonably estimable costs of the Company's known remediation obligations. The accrual does not consider the effects of inflation and anticipated expenditures are not discounted to their present value. While final resolution of these contingencies could result in costs different than current accruals, management believes the ultimate outcome will not have a significant effect on the Company's consolidated results of operations or financial position.

ITEM 2.  PROPERTIES.

Principal properties of the Company and its majority-owned subsidiaries as of November 30, 2003 were as follows (properties are owned by the Company except as noted):

Location                     Description of Property              Square Feet
--------                     -----------------------              -----------
Bronze:
  Pittsburgh, PA             Manufacturing / Division Offices        97,000
  Kingwood, WV               Manufacturing                           77,500
  Kingwood, WV               Manufacturing                           43,500(1)
  Melbourne, Australia       Manufacturing                           26,000(1)
  Milton, Ontario, Canada    Manufacturing                           30,000
  Parma, Italy               Manufacturing / Warehouse              231,000(1)
  Searcy, AR                 Manufacturing                          113,000
  Seneca Falls, NY           Manufacturing                           21,000

Graphics Imaging:
  Pittsburgh, PA             Manufacturing / Division Offices        56,000
  Atlanta, GA                Manufacturing                           16,000
  Dallas, TX                 Manufacturing                           15,000(1)
  Denver, CO                 Manufacturing                           12,000(1)
  Goslar, Germany            Manufacturing                           39,000(1)
  Julich, Germany            Manufacturing                           20,400(1)
  Kansas City, MO            Manufacturing                           42,000(1)
  Munich, Germany            Manufacturing                           10,000(1)
  Nuremberg, Germany         Manufacturing                           27,000(1)
  Oakland, CA                Manufacturing                           40,000(1)
  St. Louis, MO              Manufacturing                           25,000
  Vienna, Austria            Manufacturing                           12,000(1)

Marking Products:
  Pittsburgh, PA             Manufacturing / Division Offices        85,000
  Gothenburg, Sweden         Manufacturing / Distribution            28,000(1)

York Casket:
  York, PA                   Manufacturing                          307,000
  Marshfield, MO             Manufacturing                           86,000
  Lynn, IN                   Manufacturing                           76,000
  Richmond, IN               Manufacturing / Metal Stamping          92,000
  Richmond, IN               Injection Molding                       18,000(1)

Cremation:
  Apopka, FL                 Manufacturing                           40,000
  Richmond, IN               Manufacturing                          164,000(1)

Corporate Office:
  Pittsburgh, PA             General Offices                         48,000


(1) These properties are leased by the Company under operating lease arrangements. Rent expense incurred by the Company for leased facilities was $2,600,000 in fiscal 2003.

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



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the Company's security holders during the fourth quarter of fiscal year 2003.

OFFICERS AND EXECUTIVE MANAGEMENT OF THE REGISTRANT

The following information is furnished with respect to officers and executive management as of December 1, 2003:

Name                           Age       Positions with Registrant
----                           ---       -------------------------

David M. Kelly                  61       Chairman of the Board, President and
                                         Chief Executive Officer

Joseph C. Bartolacci            43       Executive Vice President

David F. Beck                   51       Controller


David J. DeCarlo                58       President, Bronze Division
                                         and Director

Brian J. Dunn                   46       President, Marking Products Division

Lawrence W. Keeley, Jr.         42       President, Graphic Systems Division


Jonathan H. Maurer              48       President, York Casket Division

Steven F. Nicola                43       Chief Financial Officer, Secretary
                                         and Treasurer

Paul F. Rahill                  46       President, Cremation Division


David M. Kelly has been Chairman of the Board since March 1996. He was appointed President and Chief Operating Officer of the Company in April 1995 and President and Chief Executive Officer in October 1995.

Joseph C. Bartolacci has been appointed Executive Vice President, effective January 1, 2004. He had been President, Matthews Europe since April 2002. He had also been President, Caggiati, S.p.A. (a wholly-owned subsidiary of Matthews International Corporation) since June 1999. Prior thereto, he was General Counsel of Matthews.

David F. Beck was appointed Controller effective September 15, 2003. He had been Vice President, Finance for the Company's York Casket segment since December 2001. Prior thereto, he held various financial positions as an officer with The York Group, Inc.

David J. DeCarlo, a Director of the Company since 1987, has been President, Bronze Division since November 1993.

Brian J. Dunn was appointed President, Marking Products Division in 2002. Prior thereto, he was President, Marking Products, North America since November 2000. He had been National Sales Manager, Marking Products, North America since joining the Company in November 1998.



<PAGE 15>

OFFICERS AND EXECUTIVE MANAGEMENT OF THE REGISTRANT, continued

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

Steven F. Nicola was appointed Chief Financial Officer, Secretary and Treasurer effective December 1, 2003. Prior thereto, he was Vice President, Accounting and Finance since December 2001. He had been Controller of the Company since December 1995.

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

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

(a)  Market Information:

The authorized common stock of the Company consists of 70,000,000 shares of Class A Common Stock, $1 par value. The Company's Class A Common Stock is traded on the NASDAQ National Market System under the symbol "MATW". The following table sets forth the high, low and closing prices as reported by NASDAQ (adjusted for the stock split) for the periods indicated:

                                               High        Low      Close
                                               ----        ---      -----
     Fiscal 2003:
     Quarter ended:  September 30, 2003       $28.46     $24.10    $26.42
                     June 30, 2003             25.00      22.56     24.76
                     March 31, 2003            25.65      21.51     23.10
                     December 31, 2002         25.00      20.94     22.33

     Fiscal 2002:
     Quarter ended:  September 30, 2002       $25.10     $20.85    $23.37
                     June 30, 2002             29.00      23.01     23.35
                     March 31, 2002            25.71      23.00     25.10
                     December 31, 2001         25.58      20.65     24.58

The Company has a stock repurchase program, which was initiated in 1996.
Under the program, the Company's Board of Directors has authorized the repurchase of a total of 8,000,000 shares (adjusted for stock splits) of Matthews' common stock, of which 7,331,932 shares have been repurchased as of September 30, 2003. The buy-back program is designed to increase shareholder value, enlarge the Company's holdings of its common stock, and add to earnings per share. Repurchased shares may be retained in treasury, utilized for acquisitions, or reissued to employees or other purchasers, subject to the restrictions of the Company's Restated Articles of Incorporation.

(b)  Holders:

Based on records available to the Company, the number of registered holders of the Company's common stock was 597 at November 30, 2003.


(c)  Dividends:

A quarterly dividend of $.04 per share was paid for the fourth quarter of fiscal 2003 to shareholders of record on October 31, 2003. The Company paid quarterly dividends of $.02750 per share for the first three quarters of fiscal 2003 and the fourth quarter of fiscal 2002. The Company paid quarterly dividends of $.02625 per share for the first three quarters of fiscal 2002.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS, continued.

Cash dividends have been paid on common shares in every year for at least the past forty years. It is the present intention of the Company to continue to pay quarterly cash dividends on its common stock. However, there is no assurance that dividends will be declared and paid as the declaration and payment of dividends is at the discretion of the Board of Directors of the Company and is dependent upon the Company's financial condition, results of operations, cash requirements, future prospects and other factors deemed relevant by the Board.

ITEM 6.  SELECTED FINANCIAL DATA.

                                                       Years Ended September 30,
                                    ------------------------------------------------------------------
                                       2003 (1)     2002 (2)      2001 (3)     2000          1999
                                    ----------    ----------    ----------    ----------    ----------
                                               (Amounts in thousands, except per share data)
                                            (Not Covered by Report of Independent Accountants)
Net sales                             $458,865      $428,086      $283,282      $266,987      $243,370

Gross profit                           170,302       160,364       119,436       118,089       103,037

Operating profit                        80,084        68,187        53,357        47,776        40,948

Interest expense                         2,852         4,171         1,647         1,488           867

Income before income taxes
  and change in accounting              73,354        62,457        51,458        45,938        41,277

Income taxes                            28,461        24,225        19,859        18,015        16,261
                                       -------       -------       -------       -------       -------

Income before change in accounting      44,893        38,232        31,599        27,923        25,016

Cumulative effect of change in
 accounting, net of tax                    -          (3,226)          -             -             -
                                       -------       -------       -------       -------       -------
Net income                            $ 44,893      $ 35,006      $ 31,599      $ 27,923      $ 25,016
                                       =======       =======       =======       =======       =======

Earnings per common share:
 Diluted, before change
   in accounting                        $ 1.39        $ 1.20        $ 1.01        $  .88        $  .77
 Diluted                                  1.39          1.10          1.01           .88           .77
 Basic                                    1.42          1.14          1.03           .90           .79

Weighted-average common
 shares outstanding:
 Basic                                  31,686        30,765        30,560        31,031        31,703
 Diluted                                32,315        31,796        31,320        31,703        32,482

Cash dividends per share                $ .123        $ .106        $ .101        $ .096        $ .091

Total assets                          $436,741      $422,601      $288,952      $220,665      $225,678
Long-term debt, noncurrent              57,023        96,487        40,726        13,908        14,144

(1)	Fiscal 2003 included a net pre-tax charge of approximately $1,000 ($.02 per share after-
tax) from special items which consisted of a pre-tax gain of $2,600 on the sale of a facility and a goodwill impairment charge of $3,600 (see Note 19 to the Consolidated Financial Statements).
(2)	In fiscal 2002, the Company recorded a pre-tax charge of $5,255 ($.10 per share after-tax)
for transitional goodwill impairment as a result of the adoption of Statement of Financial
Accounting Standards No. 142, "Goodwill and Other Intangible Assets."
(3)	The second quarter of fiscal 2001 included net pre-tax income of $500($.01 per share after-
tax) from special items which consisted of a pre-tax gain of $7,099 on the sale of a subsidiary and asset impairments, restructuring costs and other special pre-tax charges totaling $6,600 (see Note 19 to the Consolidated Financial Statements).

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

                                      Years Ended
                                     September 30,           Percentage Change
                                ----------------------       -----------------
                                                              2003-     2002-
                               2003(1)   2002    2001(2)       2002      2001
                               ------    ----    ------       -----     -----
Sales                          100.0%   100.0%   100.0%         7.2%     51.1%
Gross profit                    37.1     37.5     42.2          6.2      34.3
Operating profit                17.5     15.9     18.8         17.4      27.8
Income before taxes (3)         16.0     14.6     18.2         17.4      21.4
Net income (3)                   9.8      8.9     11.2         17.4      21.0

(1) Fiscal 2003 included a net pre-tax charge of approximately $1.0 million ($.02 per share after-tax) from special items (see "Special Items").
(2) Fiscal 2001 included pre-tax income of approximately $500,000 ($.01 per share after-tax) from special items (see "Special Items").
(3) Before cumulative effect of change in accounting. In fiscal 2002, the Company recorded a pre-tax charge of $5.3 million ($.10 per share after-tax) for transitional goodwill impairment (see "Goodwill").


Comparison of Fiscal 2003 and Fiscal 2002:

Sales for the year ended September 30, 2003 were $458.9 million and were $30.8 million, or 7.2%, higher than sales of $428.1 million for the year ended September 30, 2002. The increase primarily related to the acquisition of The York Group, Inc. ("York Casket") on December 3, 2001 and higher foreign currency exchange rates. Fiscal 2003 reflected twelve months of activity for the York Casket segment compared to ten months for fiscal 2002. Fiscal 2003 sales for the York Casket segment were $120.4 million compared to $100.4 million for fiscal 2002. For the year ended September 30, 2003, higher foreign currency values against the U.S. dollar had a favorable impact of approximately $14.7 million on the Company's consolidated sales compared to fiscal 2002. Bronze segment sales for the year ended September 30, 2003 were $187.0 million compared to $185.9 million in fiscal 2002. The increase of $1.1 million in Bronze segment sales reflected the favorable impact of increases in the values of the Euro and the Australian and Canadian dollars against the U.S. dollar offset partially by a decline in mausoleums sales, the divestiture of the segment's granite import business in fiscal 2002 and the divestiture of a Canadian niche bank and columbarium business in October 2002.

Fiscal 2003 sales for the Graphics Imaging segment were $99.1 million, compared to $94.8 million last year. The increase primarily reflected higher sales in the segment's European operations, which included the acquisition of Reproservice Eurodigital GmbH M?nchen ("Reproservice Munich") in August 2003 (see "Acquisitions"), combined with an increase in the value of the Euro against the U.S. dollar. These increases were partially offset by lower sales in the segment's domestic operations, which primarily related to weak demand and price pressure in the United States packaging markets and the closure, in October 2002, of an unprofitable manufacturing business in Southern California. Marking Products segment sales for the year ended September 30, 2003 were $32.3 million, compared to $28.7 million for the year ended September 30, 2002. The increase of $3.6 million, or 12.5%, was principally due to higher volume, reflecting higher demand and the addition of new distributors in Europe, and higher foreign currency exchange rates. Sales for the Cremation segment were $20.2 million for fiscal 2003 compared to $18.3 million a year ago. The increase reflected two additional months of cremation casket sales compared to last year as a result of the acquisition of York Casket.

Effective October 1, 2002, Matthews changed its internal reporting structure and began reporting a fifth business segment, the Cremation segment. The Cremation segment consists of the Company's cremation equipment business (formerly part of the Bronze segment) and the Company's cremation casket business (formerly part of the York Casket segment). The objective of the Cremation segment is to focus on the fastest growing segment of the death care industry, which is cremation products and services, and increase the Company's participation in this market. Segment information for prior years contained in this report has been reclassified to conform to current year presentation.

Gross profit for the year ended September 30, 2003 was $170.3 million, compared to $160.4 million for the year ended September 30, 2002. The increase in consolidated gross profit primarily resulted from the acquisition of York Casket, higher sales in the Marking Products and European Graphics Imaging businesses and manufacturing improvements in the Bronze segment.
Gross profit for all of the Company's segments increased for the year. In addition, gross profit for the Bronze segment reflected the benefit of a reduction in the segment's pre-need memorial finishing cost liability as a result of manufacturing efficiency improvements. Consolidated gross profit as a percent of sales declined slightly from 37.5% for fiscal 2002 to 37.1% for fiscal 2003. The reduction in the consolidated gross margin for fiscal 2003 principally related to the additional York Casket revenues, which generally have lower gross margins than other Matthews segments, and an increase in pension and health care costs over fiscal 2002. Pension costs were adversely affected by a decline in the Company's pension fund assets during fiscal 2002. Pension costs for the Company's domestic defined benefit plans were $4.6 million for fiscal 2003, compared to $1.3 million for fiscal 2002.

Selling and administrative expenses for the year ended September 30, 2003 were $89.2 million, compared to $92.2 million for the year ended September 30, 2002. The decline of $3.0 million from the prior year primarily reflected lower selling and administrative costs in the Bronze segment and the domestic Graphics Imaging operations. Selling and administrative costs in the Bronze segment were favorably impacted by the divestiture of its granite import business in fiscal 2002 and the divestiture of a Canadian niche bank and columbarium business in October 2002. In addition, in the second quarter of fiscal 2002, the Company recorded a loss of approximately $500,000 on the sale of its granite import business. Lower selling and administrative costs in the domestic Graphics Imaging operations resulted from a decline in sales and the closure, in October 2002, of an unprofitable manufacturing business in Southern California. Consolidated selling and administrative expenses as a percent of sales were 19.4% for the year ended September 30, 2003, compared to 21.5% last year. The reduction principally reflected the additional two months' business of York Casket, which has the lowest ratio of selling and administrative costs of any of the Company's segments, as its products are sold primarily through independent distributors.

Operating profit for the year ended September 30, 2003 was $80.1 million, representing an increase of $11.9 million, or 17.4%, over operating profit of $68.2 million for the year ended September 30, 2002. Bronze segment operating profit for fiscal 2003 was $50.4 million, compared to $46.6 million for fiscal 2002. The increase of $3.8 million, or 8.3%, reflected the segment's higher sales for the year, a reduction in the segment's pre-need memorial finishing cost liability due to manufacturing efficiencies, and the favorable impact of increases in the values of the Euro and the Australian and Canadian dollars against the U.S. dollar. The Bronze segment results were also favorably impacted by the divestiture of its granite import business and its Canadian niche bank and columbarium business. These two businesses generated a combined operating loss of approximately $700,000 in fiscal 2002. Operating profit for the York Casket segment for the year ended September 30, 2003 was $12.7 million, representing an increase of $3.4 million, or 36.2%, over fiscal 2002. The increase reflected two additional months of results in fiscal 2003 compared to last year. Operating profit as a percent of sales for the York Casket segment increased to 10.6% for fiscal 2003 from 9.3% for fiscal 2002, reflecting improvements in certain of the segment's manufacturing processes and a lower percentage of administrative costs as a result of the integration with Matthews. Graphics Imaging operating profit for the year ended September 30, 2003 was $11.6 million compared to $9.7 million for fiscal 2002. The segment's fiscal 2003 operating profit reflected a net pre-tax charge of $1.0 million (classified under Special Items), representing a pre-tax gain of $2.6 million on the sale of the segment's building in Southern California and a pre-tax charge of $3.6 million for impairment of goodwill related to O.N.E. Color Communications (see "Special Items). Fiscal 2003 operating profit for the Graphics Imaging segment was favorably impacted by sales growth in the Company's European operations, which included the acquisition of Reproservice Munich in August 2003, combined with an increase in the value of the Euro against the U.S. dollar. However, the European gains were partially offset by the adverse impact of lower domestic sales and costs related to the closure of the segment's operation in North Carolina. Fiscal 2003 operating profit for the Marking Products segment was $4.1 million, representing an increase of $500,000 over fiscal 2002 operating profit of $3.6 million. The increase of 14.2% resulted from higher sales combined with an increase in the value of the Swedish Krona against the U.S. dollar. Operating profit for the Cremation segment in fiscal 2003 was $1.2 million compared to an operating loss of $1.1 million for fiscal 2002. Fiscal 2002 operating results reflected costs of $2.2 million incurred in connection with a potential acquisition in the cremation equipment business, which was terminated and not completed. Higher foreign currency values against the U.S. dollar had a favorable impact of approximately $3.3 million on the Company's consolidated operating profit for the year ended September 30, 2003 compared to a year ago.

Investment income for the year ended September 30, 2003 was $1.3 million, compared to $1.6 million for the year ended September 30, 2002. The decline from the prior year reflected lower investment income rates and the prior year included a net gain on the sale of securities.

Interest expense for the year ended September 30, 2003 was $2.9 million, compared to $4.2 million a year ago. The decline in interest expense reflected a lower level of debt during fiscal 2003 combined with a reduction in the average borrowing rate. Other income (deductions), net, for the year ended September 30, 2003 represented a reduction in pre-tax income of $381,000, compared to $119,000 for fiscal 2002. Fiscal 2003 included a contribution of $100,000 to the Company's charitable trust. Minority interest deduction for fiscal 2003 was $4.8 million, compared to $3.0 million for fiscal 2002. The higher minority interest deduction for fiscal 2003 resulted from an increase in operating income in the Company's European Graphics Imaging businesses combined with higher currency exchange rates.

The Company's effective tax rate for the year ended September 30, 2003 was 38.8%, which remained unchanged from fiscal 2002. The difference between the Company's effective tax rate and the Federal statutory rate of 35% primarily reflected the impact of state and foreign income taxes.


Special Items:

In July 2003, the Company sold its Graphics Imaging segment facility (which was closed in October 2002) in Southern California for $3.2 million. The transaction resulted in a pre-tax gain of $2.6 million, which was recorded in Special Items on the Consolidated Statement of Income. In addition, Special Items for fiscal 2003 also included a pre-tax charge of $3.6 million for goodwill impairment. The impairment, which was recorded in the fiscal 2003 fourth quarter, related to O.N.E. Color Communications ("O.N.E."), a wholly-owned subsidiary in the Company's Graphics Imaging segment (see "Goodwill").

In January 2001, Matthews sold its fifty percent interest in Tukaiz (see "Disposition"). The sale resulted in a pre-tax gain of $7.1 million, which was reported in Special Items. In the second quarter of fiscal 2001, the Company recorded asset impairments, restructuring costs and other special charges totaling $6.6 million. The majority of these charges were classified as Special Items, except for $1.2 million classified as selling and administrative expenses and $500,000 classified as other deductions.

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

The standard also requires a periodic assessment of the carrying value of goodwill for impairment. In general, when the carrying value of a reporting unit exceeds its implied fair value, an impairment loss must be recognized. For purposes of testing for transitional impairment upon adoption of SFAS No. 142, the Company used a combination of valuation techniques, including discounted cash flows. Prior to the adoption of SFAS No. 142, valuation for impairment was determined using undiscounted future cash flows. Based on this assessment, the Company recorded a pre-tax charge under Cumulative Effect of Change in Accounting in the first quarter of fiscal 2002 for transitional goodwill impairment of $5.3 million ($3.2 million after-tax). The impairment was primarily related to a reporting unit within the Company's Bronze segment and was determined based upon a comparison of carrying value to implied fair market value.

The Company performed its annual impairment review in the second quarter of fiscal 2003 and determined that no additional adjustments to the carrying values of goodwill were necessary at that time. However, due to operating conditions that transpired during the second half of fiscal 2003 and the Company's purchase of the remaining 50% interest in O.N.E., the Company determined that an impairment review of O.N.E. was necessary as of September 30, 2003. Based on this assessment, the Company recorded a pre-tax charge of $3.6 million in the fourth quarter of fiscal 2003 for goodwill impairment.
The impairment was determined based upon a comparison of the carrying value of this reporting unit to its implied fair market value.


Comparison of Fiscal 2002 and Fiscal 2001:

Sales for the year ended September 30, 2002 were $428.1 million and were $144.8 million, or 51.1%, higher than sales of $283.3 million for the year ended September 30, 2001. The increase primarily related to the acquisition of York Casket on December 3, 2001. Sales for the York Casket segment totaled $100.4 million from the acquisition date through September 30, 2002. Bronze segment sales for fiscal 2002 were $185.9 million, which was $32.4 million, or 21.1%, higher than fiscal 2001. The increase in Bronze sales primarily resulted from the acquisition of the commemorative products business of The York Group, Inc. ("York Bronze") in May 2001, higher mausoleum construction revenues and increased sales of bronze memorial and architectural products. Mausoleum sales for fiscal 2002 were 29% higher than fiscal 2001. Architectural product sales were higher in fiscal 2002 as orders for architectural commemorative and tribute products increased following the events of September 11, 2001. Fiscal 2002 sales for the Graphics Imaging segment were $94.8 million, representing an increase of $5.2 million, or 5.9%, over fiscal 2001. The increase primarily reflected the acquisitions of Scholler GmbH ("Scholler") in January 2001 and Rudolf Reproflex GmbH ("Rudolf") in July 2001, which were partially offset by the divestiture in January 2001 of the Company's investment in Tukaiz Communications, L.L.C. ("Tukaiz"). In addition, sales for the Graphics Imaging segment's domestic operations were adversely impacted by weak demand and price pressure for printing plates sold into the corrugated and primary packaging markets. Marking Products segment sales for the year ended September 30, 2002 were $28.7 million, compared to $29.6 million for fiscal 2001. The decline of $970,000, or 3.3%, was mainly due to a drop in demand for equipment products sold to the tire, automotive and building segments of the economy. Fiscal 2002 sales for the Cremation segment were $18.3 million, representing an increase of $7.7 million over fiscal 2001 sales of $10.6 million. The increase primarily related to the acquisition of the cremation casket business (part of York Casket) on December 3, 2001. For fiscal 2002, higher foreign currency values against the U.S. dollar had a favorable impact of approximately $2.0 million on the Company's consolidated sales compared to fiscal 2001.

Gross profit for the year ended September 30, 2002 was $160.4 million, compared to $119.4 million for the year ended September 30, 2001. The increase in consolidated gross profit primarily resulted from the acquisition of York Casket on December 3, 2001. Gross profit for the Bronze segment for fiscal 2002 increased from fiscal 2001 due to higher sales. Gross margin percentages for the segment were consistent with fiscal 2001. Fiscal 2002 gross profit for the Graphics Imaging segment declined from fiscal 2001 principally reflecting the divestiture of Tukaiz combined with the unfavorable impact of price pressure on printing plate sales. These declines were offset partially by the acquisitions of Scholler and Rudolf. Gross profit for the Marking Products segment for fiscal 2002 declined as a result of lower sales volume. Consolidated gross profit as a percent of sales for the year ended September 30, 2002 declined to 37.5%, compared to 42.2% for fiscal 2001. Factors contributing to this decline included the addition of York Casket revenues, which generally have lower gross margins than other Matthews segments, price pressure in the Graphics Imaging segment and an increase in pension and health care costs for all segments.

Selling and administrative expenses for the year ended September 30, 2002 were $92.2 million, representing an increase of $23.9 million, or 35.0%, over fiscal 2001. Fiscal 2001 selling and administrative expenses included special charges of $1.2 million (see "Special Items"). Excluding special charges, selling and administrative expenses increased $25.1 million, or 37.4%, from fiscal 2001. The increase primarily resulted from the acquisitions of York Casket in December 2001 and York Bronze in May 2001. In addition, selling and administrative expenses for the Cremation segment included one-time costs of $2.2 million incurred in connection with a potential acquisition, which was terminated and not completed. Excluding special charges, selling and administrative expenses declined in the Graphics Imaging and Marking Products segments due to cost control efforts, lower domestic sales and the divestiture of Tukaiz.

Fiscal 2002 consolidated selling and administrative expenses were favorably impacted by the adoption SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, the Company discontinued the amortization of goodwill effective October 1, 2001. Goodwill amortization was $3.6 million for the year ended September 30, 2001. The favorable impact of SFAS No. 142 on operating profit was more than offset by increases in pension and health care costs. Pension costs were adversely affected by a decline in the Company's pension fund assets. Consolidated selling and administrative expenses as a percent of sales were 21.5% for the year ended September 30, 2002 compared to 23.7% (excluding special charges) in fiscal 2001, principally due to the lower ratio of selling and administrative costs for York Casket sales.

Operating profit for the year ended September 30, 2002 was $68.2 million, representing an increase of $14.8 million, or 27.8%, over operating profit of $53.4 million for the year ended September 30, 2001. Fiscal 2001 operating profit was favorably impacted by special items (including special charges classified as selling and administrative expenses) of $1.0 million. Excluding these special items, consolidated operating profit for the year ended September 30, 2001 was $52.4 million. A significant portion of the increase in fiscal 2002 operating profit resulted from the addition of York Casket in December 2001. Operating profit for the York Casket segment was $9.4 million from the acquisition date through September 30, 2002. Bronze segment operating profit was $46.6 million for the year ended September 30, 2002 compared to $37.4 million (excluding special items) for fiscal 2001. The increase in Bronze operating profit primarily reflected the acquisition of York Bronze and higher sales of memorial and architectural products. Fiscal 2002 operating profit for the Bronze segment also included a loss of $540,000 on the sale in March 2002 of its granite import business. Graphics Imaging operating profit for the year ended September 30, 2002 was $9.7 million compared to $10.0 million (excluding special items) for fiscal 2001. The slight decline was due primarily to the divestiture of Tukaiz, which was nearly offset by the acquisitions of Scholler and Rudolf. Fiscal 2002 operating profit for the Marking Products segment was $3.6 million, compared to $4.6 million (excluding special items) a year ago. The decline reflected lower sales combined with higher employee benefit costs in the current fiscal year. The Cremation segment incurred an operating loss of $1.1 million for the year ended September 30, 2002, compared to an operating profit of $400,000 for fiscal 2001. Fiscal 2002 results reflected the acquisition of the cremation casket business (part of York Casket) on December 3, 2001. In addition, fiscal 2002 selling and administrative expenses for the Cremation segment included one-time costs of $2.2 million incurred in connection with a potential acquisition, which was terminated and not completed. Higher foreign currency values against the U.S. dollar had a favorable impact of approximately $460,000 on the Company's consolidated operating profit for the year ended September 30, 2002 compared to fiscal 2001.

Investment income for the year ended September 30, 2002 was $1.6 million compared to $2.4 million for the year ended September 30, 2001. The decrease resulted from a lower rate of return on investments during the year. Interest expense for the year ended September 30, 2002 was $4.2 million, compared to $1.6 million for the year ended September 30, 2001. The increase in interest expense principally reflected borrowings of $124.5 million in December 2001 primarily in connection with the acquisition of York Casket.

Other income (deductions), net, for the year ended September 30, 2002 represented a reduction in pre-tax income of $119,000, compared to $279,000 for fiscal 2001. Minority interest deduction for fiscal 2002 was $3.0 million compared to $2.3 million for fiscal 2001. The higher minority interest deduction for fiscal 2002 resulted from the acquisitions of Scholler and Rudolf, offset partially by the divestiture of Tukaiz.

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

LIQUIDITY AND CAPITAL RESOURCES:

Net cash provided by operating activities was $58.5 million for the year ended September 30, 2003, compared to $55.5 million and $39.0 million for fiscal 2002 and 2001, respectively. Operating cash flow for fiscal 2003 reflected net income adjusted for depreciation, amortization and a goodwill impairment charge (non-cash items), a $7.5 million cash contribution to the Company's principal pension plan, and a tax benefit of $5.8 million from exercised stock options. The Company's contribution to its pension plan was the maximum allowed under current tax regulations (as determined by the Company's actuarial consultant) and, as a result, plan assets at the plan's year-end (July 31, 2003) exceeded the actuarial present value of vested benefit obligations. In addition, fiscal 2003 operating cash flow included final payouts to customers under various rebate programs of the York Casket segment. Most of these programs were replaced in calendar 2003 with a new discount program. Operating cash flow for fiscal 2002 primarily reflected net income adjusted for depreciation and amortization and the impairment of goodwill resulting from the adoption of SFAS No. 142. Operating cash flow for fiscal 2002 also included a tax benefit of $5.5 million from exercised stock options. For the year ended September 30, 2001, operating cash flow reflected net income, excluding the gain on the sale of Tukaiz, adjusted for depreciation, amortization and impairment losses (non-cash items) in connection with the special charges recorded in the fiscal 2001 second quarter.

Cash used in investing activities was $13.3 million for the year ended September 30, 2003, compared to $86.6 million and $54.5 million for fiscal years 2002 and 2001, respectively. Investing activities for fiscal 2003 primarily included capital expenditures of $9.3 million, which was partially offset by proceeds of $5.6 million from sales of assets. Fiscal 2003 investing activities also included the acquisitions of Reproservice Munich in August 2003 and the remaining fifty percent interest in O.N.E. on July 31, 2003. Investing activities for fiscal 2002 included payments (net of cash acquired) of $88.8 million in connection with acquisitions, principally related to York Casket (December 2001) and Rudolf (July 2001).

Although Rudolf was acquired in fiscal 2001, the purchase price (approximately $11.0 million) was paid in the first quarter of fiscal 2002. Fiscal 2002 investing activities also reflected capital expenditures of $10.1 million, proceeds of $9.0 million from the net disposition of investment securities and proceeds of $3.2 million from the sale of assets.

Investing activities for fiscal 2001 principally included acquisitions of $63.6 million, proceeds of $18.6 million from the sale of Tukaiz and capital expenditures of $7.3 million. Fiscal 2001 acquisitions primarily reflected cash payments in connection with the acquisitions of O.N.E., Scholler and York Bronze. See "Acquisitions" for further discussion of the Company's acquisitions during the last three fiscal years.

Capital expenditures were $9.3 million for the year ended September 30, 2003, compared to $10.1 million and $7.3 million for fiscal 2002 and 2001, respectively. Capital expenditures in each of the last three fiscal years reflected reinvestment in the Company's business segments and were made primarily for the purchase of new manufacturing machinery, equipment and facilities designed to improve product quality, increase manufacturing efficiency, lower production costs and meet regulatory requirements. The higher level of capital expenditures in fiscal years 2003 and 2002 resulted primarily from the addition of the York Casket segment. Capital expenditures for the last three fiscal years were primarily financed through operating cash. Capital spending for property, plant and equipment has averaged $8.9 million for the last three fiscal years. The capital budget for fiscal 2004 is $13.9 million. The Company expects to generate sufficient cash from operations to fund all anticipated capital spending projects.

Cash used in financing activities for the year ended September 30, 2003 was $41.7 million, reflecting payments on long-term debt of $44.0 million, treasury stock purchases of $6.6 million and dividends of $3.9 million
($0.123 per share) to the Company's shareholders. In October 2003, the Board of Directors approved a 45% increase in the quarterly dividend rate reflecting the Company's higher operating cash flow and recent changes in the taxation of dividends in the United States. These payments were partially offset by proceeds of $12.8 million from the sale of treasury stock (stock option exercises). Cash provided by financing activities for the year ended September 30, 2002 was $58.5 million, reflecting proceeds from long-term debt of $126.4 million, debt repayments of $71.3 million, net proceeds of $6.7 million from the sale of treasury stock (stock option exercises), and dividends of $3.3 million ($0.106 per share) to the Company's shareholders.

On December 3, 2001, the Company entered into a Revolving Credit Facility for $125.0 million with a syndicate of four financial institutions. Borrowings under the facility, which matures on November 30, 2004, bear interest at LIBOR plus a factor ranging from .75% to 1.5% based on the Company's leverage ratio. The leverage ratio is defined as net indebtedness divided by EBITDA (earnings before interest, taxes, depreciation and amortization). The weighted-average interest rate on outstanding borrowings under this facility at September 30, 2003 was 2.2%. The Company is required to pay an annual commitment fee ranging from .20% to .375% (based on the Company's leverage ratio) of the unused portion of the facility. The Revolving Credit Facility requires the Company to maintain minimum levels of consolidated net worth and fixed charge and interest coverage ratios. A portion of the facility (not to exceed $10.0 million) is available for the issuance of trade and standby letters of credit. The Company borrowed $124.5 million under the Revolving Credit Facility on

December 3, 2001 primarily in connection with the acquisition of York Casket. The outstanding balance on the Revolving Credit Facility was $44.5 million at September 30, 2003.

Cash provided by financing activities for fiscal 2001 was $16.0 million, consisting of proceeds from long-term debt of $32.4 million, offset partially by net treasury stock purchases of $12.0 million, repayments of $1.3 million on long-term debt, and dividends of $3.1 million ($0.101 per share) to the Company's shareholders. Fiscal 2001 proceeds from long-term debt primarily reflected bank borrowings of $30.0 million in connection with the acquisition of York Bronze.

The Company has a line of credit of $500,000 (Canadian dollars), which provides for borrowings at the bank's prime interest rate. There were no borrowings outstanding on this line of credit at September 30, 2003 and 2002. Caggiati S.p.A. has four lines of credit totaling 10.8 million Euros (U.S.$12.6 million) with various banks. Outstanding borrowings on these lines of credit approximated $3.6 million and $4.1 million at September 30, 2003 and 2002, respectively. The weighted-average interest rate on these borrowings, which are collateralized by certain trade accounts receivable, was 2.8% at September 30, 2003.

The Company has a stock repurchase program, which was initiated in 1996. As of September 30, 2003, the Company's Board of Directors had authorized the repurchase of a total of 8,000,000 shares (adjusted for stock splits) of Matthews' common stock under the program, of which 7,331,932 shares had been repurchased as of September 30, 2003. The buy-back program is designed to increase shareholder value, enlarge the Company's holdings of its common stock, and add to earnings per share. Repurchased shares may be retained in treasury, utilized for acquisitions, or reissued to employees or other purchasers, subject to the restrictions of the Company's Restated Articles of Incorporation.

Consolidated working capital of the Company was $89.7 million at September 30, 2003, compared to $68.8 million and $35.8 million at September 30, 2002 and 2001, respectively. Working capital at September 30, 2003 reflected a higher level of cash and cash equivalents compared to September 30, 2002 and a reduction in current liabilities resulting from final payouts to customers under various rebate programs of the York Casket segment. The increase in working capital from September 30, 2001 to September 30, 2002 reflected the acquisition of York Casket. In addition, working capital at September 30, 2001 reflected a liability of approximately $11.0 million for the acquisition of Rudolf, which was paid in the first quarter of fiscal 2002. Cash and cash equivalents were $67.0 million at September 30, 2003, compared to $57.1 million and $28.7 million at September 30, 2002 and 2001, respectively. The Company's current ratio at September 30, 2003 was 2.2, compared to 1.8 and 1.5 at September 30, 2002 and 2001, respectively.

RESTRUCTURING AND RELOCATION COSTS:

Accrued reserves for restructuring and relocation costs, which are included in other current liabilities, were $1.0 million and $3.7 million at September 30, 2003 and 2002, respectively. Fiscal 2003 activity reflected additional restructuring reserves of $325,000 and charges incurred of $3.0 million applied against the reserve. The reserves were provided for the restructuring, sale or closure of certain of the York Casket segment's operations and facilities, including the disposition of their remaining distribution operations and the relocation of their administrative functions to Pittsburgh, Pennsylvania. The initial liability included previously established reserves assumed with the acquisition of York Casket as well as reserves recorded for costs to be incurred as a result of the acquisition.

Restructuring reserves recorded for costs to be incurred as a result of the York Casket acquisition were recorded as a purchase accounting adjustment and did not affect the operating results of the Company. Accrued costs of $665,000 for the relocation of the York Casket segment's administrative functions to Pittsburgh were expensed during fiscal 2002. Other accrued costs related to the relocation were recorded as a purchase accounting adjustment.


ENVIRONMENTAL MATTERS:

The Company's operations are subject to various federal, state and local laws and regulations relating to the protection of the environment. These laws and regulations impose limitations on the discharge of materials into the environment and require the Company to obtain and operate in compliance with conditions of permits and other government authorizations. As such, the Company has developed environmental, health, and safety policies and procedures that include the proper handling, storage and disposal of hazardous materials.

The Company is party to various environmental matters. These include obligations to investigate and mitigate the effects on the environment of the disposal of certain materials at various operating and non-operating sites. The Company is currently performing environmental assessments and remediation at these sites, as appropriate. In addition, prior to its acquisition, York Casket was identified, along with others, by the Environmental Protection Agency as a potentially responsible party for remediation of a landfill site in York, Pennsylvania. At this time, the Company has not been joined in any lawsuit or administrative order related to the site or its clean-up.

At September 30, 2003, an accrual of $12.0 million has been recorded for environmental remediation (of which $860,000 has been classified in other current liabilities), representing management's best estimate of the probable and reasonably estimable costs of the Company's known remediation obligations. The accrual, which reflects previously established reserves assumed with the acquisition of York Casket and additional reserves recorded as a purchase accounting adjustment, does not consider the effects of inflation and anticipated expenditures are not discounted to their present value. While final resolution of these contingencies could result in costs different than current accruals, management believes the ultimate outcome will not have a significant effect on the Company's consolidated results of operations or financial position.

ACQUISITIONS:

In August 2003, Matthews acquired Reproservice Munich, a German graphics and flexographic printing plate manufacturer located in Munich, Germany. The transaction was structured as a stock purchase, at an acquisition price of 4.1 million Euros (U.S.$4.8 million). The combination of Matthews and Reproservice Munich is an important part of the Matthews strategy to increase its European presence in the graphics industry. Reproservice Munich, a family-owned business with annual sales of approximately U.S.$6.0 million, was established in 1983. Products and services of Reproservice Munich include pre-press packaging, digital and analog flexographic printing plates, design, art work, lithography and color separation.

In May 1998, Matthews acquired a 50% interest in O.N.E. a digital graphics service company located in Oakland, California. The purchase price consisted of $2.0 million cash upon closing plus an additional $2.75 million in 2001, which was based on the attainment of certain operating performance levels of O.N.E. The purchase agreement also required Matthews to acquire the remaining 50% interest no later than May 2004, with the purchase price contingent on the attainment of certain operating performance levels of O.N.E., but not less than $4.5 million. The accounts of O.N.E. have been included in the consolidated financial statements of Matthews since May 1998 and a liability was recorded for the future minimum payout. Effective July 31, 2003, Matthews completed the purchase of the remaining 50% interest in O.N.E. for $5.7 million.

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

On May 24, 2001, Matthews acquired York Bronze for $45.0 million. The transaction was completed through the purchase of certain assets (pursuant to an asset purchase agreement) and stock of subsidiaries under the commemorative products segment of The York Group, Inc. (pursuant to a stock purchase agreement). As part of the transaction, Matthews acquired the York Bronze manufacturing facilities in Kingwood, West Virginia and Bryan, Texas. The acquisition of York Bronze is intended to expand Matthews' product offerings to the death care industry. The transaction was financed by Matthews through existing cash on hand and a $30.0 million bank loan.

Effective July 1, 2001, Matthews acquired a 75% interest in Rudolf, which is headquartered in Goslar, Germany. The purchase price of approximately U.S.$11.0 million was paid in October 2001. In January 2001, Matthews acquired a 75% interest in Scholler, which is located in Nuremberg, Germany. The acquisitions of Rudolf and Scholler are an important part of the Matthews strategy to become a worldwide leader in the graphics industry and serve existing multinational customers on a global basis.

Matthews has accounted for these acquisitions using the purchase method and, accordingly, recorded the acquired assets and liabilities at their estimated fair values at the acquisition dates. The excess of the purchase price over the estimated fair value of the net assets acquired was recorded as goodwill, which, until September 30, 2001, had been amortized on a straight-line basis over periods ranging from 20 to 25 years, except for Rudolf, which was acquired July 1, 2001 (subsequent to the effective date of SFAS No. 141). In June 2001, the FASB issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires the purchase method of accounting (instead of pooling-of-interests) for all business combinations initiated after June 30, 2001. In addition, goodwill related to business combinations after June 30, 2001 is not amortized, but is subject to periodic review for impairment. Effective October 1, 2001, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." As a result, goodwill from acquisitions prior to July 1, 2001 is no longer amortized and is also subject to periodic review for impairment (see "Results of Operations - Goodwill").

DISPOSITIONS:

In July 2003, the Company sold its Graphics Imaging segment facility (which was closed in October 2002) in Southern California for $3.2 million. The transaction resulted in a pre-tax gain of $2.6 million, which was recorded in Special Items on the Consolidated Statement of Income.

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

FORWARD-LOOKING INFORMATION:

The Company's objective with respect to operating performance is to increase annual earnings per share in the range of 12% to 15% annually. For the past nine fiscal years, the Company has achieved an average annual increase in earnings per share of 15.2%.

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

Based on anticipated internal growth and the impact of the Company's recent acquisitions, the Company expects to achieve diluted earnings per share of approximately $1.58 for the fiscal year ended September 30, 2004.

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

The Company's significant accounting policies are included in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K. Management believes that the application of these policies on a consistent basis enables the Company to provide useful and reliable financial information about the company's operating results and financial condition. The following accounting policies involve significant estimates, which are considered critical to the preparation of the Company's consolidated financial statements for the year ended September 30, 2003.

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

The Company's principal pension plan maintains a substantial portion of its assets in equity securities. Based on an analysis of the historical performance of the plan's assets and consultation with its independent investment advisor, the Company has maintained the long-term rate of return assumption for these assets at 9.0% for purposes of determining pension cost and funded status under SFAS No. 87, "Employers' Accounting for Pensions." The discount rate assumption used in determining the present value of the projected benefit obligation was reduced from 7.0% in fiscal 2002 to 6.5% in fiscal 2003, reflecting a decline in long-term bond rates.

Environmental Reserve:

Environmental liabilities are recorded when the Company's obligation is probable and reasonably estimable. Accruals for losses from environmental remediation obligations do not consider the effects of inflation, and anticipated expenditures are not discounted to their present value.

Revenue Recognition:

Revenues are generally recognized when title and risk of loss pass to the customer, which is typically at the time of product shipment. For pre-need sales of memorials and vases, revenue is recognized when the memorial has been manufactured to the customer's specifications (e.g., name and birth date), title has been transferred to the customer and the memorial and vase are placed in storage for future delivery. A liability has been recorded in Estimated Finishing Costs for the estimated costs of finishing pre-need bronze memorials and vases that have been manufactured and placed in storage for future delivery.

Construction revenues are recognized under the percentage-of-completion method of accounting. The Company offers rebates to certain customers participating in volume purchase programs. Rebates are estimated and recorded as a reduction in sales at the time the Company's products are sold.

In July 2003, the Emerging Issues Task Force of the Financial Accounting Standards Board ("EITF") issued Issue No. 00-21 "Revenue Arrangements with Multiple Deliverables." Issue No. 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue generating activities. The provisions of Issue No. 00-21, which were effective for the Company on July 1, 2003, did not have a material impact on the Company's results of operations or financial position.

LONG-TERM CONTRACTUAL OBLIGATIONS AND COMMITMENTS:

The following table summarizes the Company's contractual obligations at September 30, 2003, and the effect such obligations are expected to have on its liquidity and cash flows in future periods.

                                                                  Payments due in fiscal year:
                                                  ------------------------------------------------
                                                                                             After
                                         Total       2004      2005 to 2006   2007 to 2008    2008
                                       ---------  -----------  ------------   ------------  ------
Contractual Cash Obligations:                         (Dollar amounts in thousands)
Revolving credit facility               $ 44,500     $   -       $ 44,500      $   -       $   -
Notes payable to banks                    13,770       1,716        2,860        2,569       6,625
Short-term borrowings                      3,575       3,575          -            -           -
Capital lease obligations                  1,207         738          455           14         -
Non-cancelable operating leases            9,533       2,778        3,023        2,006       1,726
                                         -------       -----       ------        -----      ------
Total contractual cash obligations      $ 72,585     $ 8,807     $ 50,838      $ 4,589    $  8,351
                                         =======       =====       ======        =====      ======

The Company estimates that payments under its principal retirement plan (including its supplemental retirement plan) and postretirement benefit payments will be $3.7 million and $926,000, respectively, in fiscal 2004. These amounts are not expected to change materially thereafter. The Company believes that its current liquidity sources, combined with its operating cash flow and borrowing capacity, will be sufficient to meet its capital needs for the foreseeable future.


INFLATION:

Inflation has not had a material impact on the Company over the past three years nor is it anticipated to have a material impact for the foreseeable future.

ACCOUNTING PRONOUNCEMENTS:

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets, including long-lived assets to be held and used, long-lived assets to be disposed of other than by sale and long-lived assets to be disposed of by sale. This statement, which is effective for the Company's fiscal year ended September 30, 2003, did not have a material impact on the Company's results of operations or financial position.

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

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." This pronouncement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. This Statement also amends APB Opinion No. 28, "Interim Financial Reporting," to require disclosure about those effects in interim financial information. The disclosure provisions of SFAS No. 148 were adopted by the Company beginning with the fiscal 2003 second quarter.

In July 2003, the EITF issued Issue No. 00-21 "Revenue Arrangements with Multiple Deliverables." Issue No. 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue generating activities. The provisions of Issue No. 00-21 were effective July 1, 2003, and have been applied prospectively by the Company. Issue No. 00-21 did not have a material impact on the Company's results of operations or financial position.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.


The following discussion about the Company's market risk involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. The Company has market risk related to changes in interest rates, commodity prices and foreign currency exchange rates. The Company generally does not use derivative financial instruments in connection with these market risks.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


Description                                                              Pages
-----------                                                              -----

Report of Independent Auditors                                            38

Consolidated Balance Sheet                                               39-40

Consolidated Statement of Income                                           41

Consolidated Statement of Shareholders' Equity                             42

Consolidated Statement of Cash Flows                                       43

Notes to Consolidated Financial Statements                               44-68

Supplementary Financial Information                                        69

Report of Independent Auditors
 on Financial Statement Schedule                                           70

Financial Statement Schedule                                               71

                       REPORT OF INDEPENDENT AUDITORS






To the Shareholders and
 Board of Directors of
 Matthews International Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Matthews International Corporation and subsidiaries at September 30, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 20 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." Accordingly, the Company changed its method of accounting for goodwill in 2002.





PRICEWATERHOUSECOOPERS LLP


Pittsburgh, Pennsylvania
November 13, 2003

              MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                          September 30, 2003 and 2002
              (Dollar amounts in thousands, except per share data)
                                  ----------

ASSETS                                                   2003            2002
                                                         ----            ----
Current assets:
  Cash and cash equivalents                          $ 66,954        $ 57,101
  Short-term investments                                4,588           4,565
  Accounts receivable, net of allowance
    for doubtful accounts of $6,013
    and $8,289, respectively                           62,883          66,239
  Inventories (Note 3)                                 27,065          24,403
  Deferred income taxes                                 1,517           1,741
  Other current assets                                  3,047           1,971
                                                      -------         -------
    Total current assets                              166,054         156,020



Investments (Note 4)                                    4,561           4,699



Property, plant and equipment, net (Note 5)            69,633          75,143



Deferred income taxes (Note 11)                         6,055          18,095



Other assets                                           22,686          10,274



Goodwill (Note 20)                                    154,690         144,960


Other intangible assets, net of
  accumulated amortization of $638
  and $290, respectively (Note 20)                     13,062          13,410
                                                      -------         -------


  Total assets                                       $436,741        $422,601
                                                      =======         =======


The accompanying notes are an integral part of these consolidated financial statements.

              MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET, continued
                          September 30, 2003 and 2002
              (Dollar amounts in thousands, except per share data)
                                  ----------

LIABILITIES AND SHAREHOLDERS' EQUITY                     2003            2002
                                                         ----            ----
Current liabilities:
  Long-term debt, current maturities                 $  6,029        $  6,127
  Trade accounts payable                               19,805          19,462
  Accrued compensation                                 24,745          22,859
  Accrued income taxes                                  1,274           4,114
  Customer prepayments                                  2,488           2,675
  Accrued rebates                                       1,306           9,697
  Other current liabilities                            20,676          22,252
                                                      -------         -------
    Total current liabilities                          76,323          87,186

Long-term debt (Note 6)                                57,023          96,487

Estimated finishing costs                               4,863           6,811

Postretirement benefits other than pensions
 (Note 10)                                             17,644          17,907

Environmental reserve (Note 14)                        11,154          11,300

Other liabilities and deferred revenue                 13,506          21,535

Commitments and contingent liabilities (Note 12)

Shareholders' equity (Notes 2, 7 and 8):
 Class A common stock, $1.00 par value; authorized
   70,000,000 shares; 36,333,992 shares issued         36,334          36,334
 Preferred stock, $100 par value, authorized
   10,000 shares, none issued                             -               -
 Additional paid-in capital                             6,476           2,119
 Retained earnings                                    257,559         216,569
 Accumulated other comprehensive income (loss)          6,643         (15,216)
 Treasury stock, 4,171,943 and 5,166,586 shares,
  respectively, at cost                               (50,784)        (58,431)
                                                      -------         -------
  Total shareholders' equity                          256,228         181,375
                                                      -------         -------

  Total liabilities and shareholders' equity         $436,741        $422,601
                                                      =======         =======

The accompanying notes are an integral part of these consolidated financial statements.

              MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF INCOME
             for the years ended September 30, 2003, 2002 and 2001
              (Dollar amounts in thousands, except per share data)
                                  ----------

                                         2003           2002           2001
                                         ----           ----           ----
Sales                                $ 458,865      $ 428,086      $ 283,282
Cost of sales		              (288,563)      (267,722)      (163,846)
                                       -------        -------        -------
  Gross profit                         170,302        160,364        119,436

Selling expense                        (43,334)       (43,468)       (38,100)
Administrative expense                 (45,840)       (48,709)       (30,156)
Special items (Note 19)                 (1,044)           -            2,177
                                       -------        -------        -------
  Operating profit                      80,084         68,187         53,357

Investment income                        1,283          1,587          2,365
Interest expense                        (2,852)        (4,171)        (1,647)
Other income (deductions), net            (381)          (119)          (279)
Minority interest                       (4,780)        (3,027)        (2,338)
                                       -------        -------        -------

Income before income
 taxes and change in accounting         73,354         62,457         51,458

Income taxes (Note 11)                 (28,461)       (24,225)       (19,859)
                                       -------        -------        -------
Income before cumulative
 effect of change in accounting         44,893         38,232         31,599

Cumulative effect of change in
 accounting, net of tax                    -           (3,226)           -
                                       -------        -------        -------

Net income                           $  44,893      $  35,006      $  31,599
                                       =======        =======        =======

Earnings per share before cumulative
 effect of change in accounting:
 Basic                                 $ 1.42         $ 1.24         $ 1.03
                                         ====           ====           ====
 Diluted                               $ 1.39         $ 1.20         $ 1.01
                                         ====           ====           ====
Earnings per share (Notes 2 and 9):
  Basic                                $ 1.42         $ 1.14         $ 1.03
                                         ====           ====           ====
  Diluted                              $ 1.39         $ 1.10         $ 1.01
                                         ====           ====           ====

The accompanying notes are an integral part of these consolidated financial statements.

                            MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                              CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                           for the years ended September 30, 2003, 2002 and 2001
                            (Dollar amounts in thousands, except per share data)
                                                  ----------

                                                                         Accumulated
                                                                            Other
                                  Common     Additional                 Comprehensive
                                   Stock       Paid-in      Retained    Income (Loss)   Treasury
                                 (Note 7)      Capital      Earnings     (net of tax)     Stock         Total
                                 --------    ----------     --------    ------------    ---------    ----------
Balance, September 30, 2000       $18,167      $   -        $174,689      $ (9,184)     $(56,816)     $126,856
Net income                            -            -          31,599           -             -          31,599
Unrealized gains (losses)             -            -             -             402           -             402
Minimum pension liability             -            -             -             787           -             787
Translation adjustment                -            -             -            (988)          -            (988)
 Total comprehensive income                                                                             31,800
Treasury stock transactions:
 Purchase of 778,462 shares           -            -             -             -         (12,305)      (12,305)
 Issuance of 44,538 shares
  under stock plans                   -            -            (198)          -             641           443
Stock split, two-for-one           18,167          -         (18,167)          -             -             -
Dividends, $.101 per share            -            -          (3,078)          -             -          (3,078)
                                   ------       ------       -------        ------        ------       -------
Balance, September 30, 2001        36,334          -         184,845        (8,983)      (68,480)      143,716
Net income                            -            -          35,006           -             -          35,006
Unrealized gains (losses)             -            -             -            (342)          -            (342)
Minimum pension liability             -            -             -         (10,042)          -         (10,042)
Translation adjustment                -            -             -           4,151           -           4,151
 Total comprehensive income                                                                             28,773
Treasury stock transactions:
 Purchase of 6,000 shares             -            -             -             -           (124)          (124)
 Issuance of 899,572 shares
  under stock plans                   -          2,119           -             -          10,173        12,292
Dividends, $.106 per share            -            -          (3,282)          -             -          (3,282)
                                   ------       ------       -------        ------        ------       -------
Balance, September 30, 2002        36,334        2,119       216,569       (15,216)      (58,431)      181,375
Net income                            -            -          44,893           -             -          44,893
Unrealized gains (losses)             -            -             -             (17)          -             (17)
Minimum pension liability             -            -             -          10,011           -          10,011
Translation adjustment                -            -             -          11,865           -          11,865
 Total comprehensive income                                                                             66,752
Treasury stock transactions:
 Purchase of 256,468 shares           -            -             -             -          (6,623)       (6,623)
 Issuance of 1,251,111 shares
  under stock plans                   -          4,357           -             -          14,270        18,627
Dividends, $.123 per share            -            -          (3,903)          -             -          (3,903)
                                   ------       ------       -------        ------        ------       -------
Balance, September 30, 2003       $36,334      $ 6,476      $257,559      $  6,643     $ (50,784)     $256,228
                                   ======       ======       =======        ======        ======       =======

        The accompanying notes are an integral part of these consolidated financial statements.

                      MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED STATEMENT OF CASH FLOWS
                     for the years ended September 30, 2003, 2002 and 2001
                      (Dollar amounts in thousands, except per share data)
                                          ----------

                                                            2003          2002          2001
                                                            ----          ----          ----
Cash flows from operating activities:
 Net income                                             $ 44,893      $ 35,006      $ 31,599
 Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization                           14,872        13,856        12,932
  Change in deferred taxes                                 5,128         5,286           709
  Changes in working capital items (Note 15)             (12,460)       (4,050)          768
  (Increase) decrease in other assets                      5,594        (3,786)       (2,813)
  Increase (decrease) in estimated finishing costs        (1,948)         (590)          126
  Increase (decrease) in other liabilities                (4,553)       (1,060)          107
  Decrease in postretirement benefits                       (263)         (376)         (317)
  Tax benefit on exercised stock options                   5,832         5,473           174
  Impairment losses                                        3,840         5,776         2,824
  Net (gain) loss on dispositions of assets               (2,504)          401           248
  Gain on sale of subsidiary                                  -             -         (7,099)
  Net (gain) loss on investments                              55          (456)         (209)
                                                          ------        ------        ------
 Net cash provided by operating activities                58,486        55,480        39,049
                                                          ------        ------        ------
Cash flows from investing activities:
 Capital expenditures                                     (9,280)      (10,063)       (7,264)
 Proceeds from dispositions of assets                      5,572         3,228            75
 Proceeds from sale of subsidiary                            -             -          18,582
 Acquisitions, net of cash acquired                       (9,455)      (88,767)      (63,567)
 Purchases of investment securities                         (185)       (4,771)      (12,883)
 Proceeds from dispositions of investments                    21        13,730        10,553
 Payments on notes receivable                                -             -               7
                                                          ------        ------        ------
 Net cash used in investing activities                   (13,327)      (86,643)      (54,497)
                                                          ------        ------        ------
Cash flows from financing activities:
 Proceeds from long-term debt                                -         126,433        32,430
 Payments on long-term debt                              (43,993)      (71,310)       (1,320)
 Proceeds from the sale of treasury stock                 12,795         6,819           269
 Purchases of treasury stock                              (6,623)         (124)      (12,305)
 Dividends                                                (3,903)       (3,282)       (3,078)
                                                          ------        ------        ------
 Net cash provided by (used in) financing activities     (41,724)       58,536        15,996
                                                          ------        ------        ------
Effect of exchange rate changes on cash                    6,418         1,037        (1,007)
                                                          ------        ------        ------
Net change in cash and cash equivalents                    9,853        28,410          (459)
Cash and cash equivalents at beginning of year            57,101        28,691        29,150
                                                          ------        ------        ------
Cash and cash equivalents at end of year                $ 66,954      $ 57,101      $ 28,691
                                                          ======        ======        ======
Cash paid during the year for:
  Interest                                              $  3,007      $  3,952      $  1,630
  Income taxes                                            20,902        10,080        13,227
    The accompanying notes are an integral part of these consolidated financial statements.

              MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollar amounts in thousands, except per share data)
                                  ----------

1.    NATURE OF OPERATIONS:

Matthews International Corporation ("Matthews"), founded in 1850 and incorporated in Pennsylvania in 1902, is a designer, manufacturer and marketer principally of memorialization products, caskets and cremation equipment for the cemetery and funeral home industries and custom-made products which are used to identify people, places, products and events. The Company's products and operations are comprised of five business segments: Bronze, York Casket, Cremation, Graphics Imaging and Marking Products. The Bronze segment is a leading manufacturer of cast bronze memorials and other memorialization products and is a leading builder of mausoleums in the United States. The York Casket segment is a leading casket manufacturer in the United States and produces a wide variety of wood and metal caskets. The Cremation segment is a leading designer and manufacturer of cremation equipment and cremation caskets primarily in North America. The Graphics Imaging segment manufactures and provides printing plates, pre-press services and imaging systems for the corrugated and flexible packaging industries. The Marking Products segment designs, manufactures and distributes a wide range of equipment and consumables for identifying various consumer and industrial products, components and packaging containers.

Effective October 1, 2002, Matthews changed its internal reporting structure and began reporting a fifth business segment, the Cremation segment. The Cremation segment consists of the Company's cremation equipment business (formerly part of the Bronze segment) and the Company's cremation casket business (formerly part of the York Casket segment). The objective of the Cremation segment is to focus on the fastest growing segment of the death care industry, which is cremation products and services, and increase the Company's participation in this market. Segment information for prior years contained in this report has been reclassified to conform to current year presentation.

The Company has manufacturing and marketing facilities in the United States, Australia, Canada and Europe.


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation:

The consolidated financial statements include all majority-owned foreign and domestic subsidiaries. The consolidated financial statements also include the accounts of the Company's 50%-owned affiliate, S+T GmbH & Co. KG ("S+T"). All intercompany accounts and transactions have been eliminated.

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

Foreign Currency:

Balance sheet accounts for foreign subsidiaries are translated into U.S. dollars at exchange rates in effect at the consolidated balance sheet date. Gains or losses that result from this process are recorded in other comprehensive income. The cumulative translation adjustment at September 30, 2003 was an increase in accumulated other comprehensive income of $6,608. The cumulative translation adjustment at September 30, 2002 was a reduction in accumulated other comprehensive income of $5,256. The revenue and expense accounts of foreign subsidiaries are translated into U.S. dollars at the average exchange rates that prevailed during the period.

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

Property, Plant and Equipment:

Property, plant and equipment are carried at cost. Depreciation is computed primarily on the straight-line method over the estimated useful lives of the assets, which generally range from 10 to 45 years for buildings and 3 to 12 years for machinery and equipment. Gains or losses from the disposition of assets are generally reflected in operating profit. The cost of maintenance and repairs is charged against income as incurred. Renewals and betterments of a nature considered to extend the useful lives of the assets are capitalized.

              (Dollar amounts in thousands, except per share data)
                                  ----------


Goodwill and Other Intangible Assets:

Prior to fiscal 2002, goodwill, which represents the excess of cost over the estimated fair value of net assets of acquired businesses, was amortized using the straight-line method over periods ranging from 20 to 25 years. Effective October 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." Under this standard, goodwill is no longer amortized, but is subject to periodic review for impairment. Intangible assets are amortized over their estimated useful lives unless such lives are considered to be indefinite.

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

Income Taxes:

Deferred tax assets and liabilities are provided for the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse. Deferred income taxes for U.S. tax purposes have not been provided on the undistributed earnings of foreign subsidiaries, as such earnings are considered to be reinvested indefinitely. At September 30, 2003, undistributed earnings for which deferred U.S. income taxes have not been provided approximated $31,539. Determination of the amount of unrecognized U.S. deferred tax liability on these unremitted earnings is not practical as any taxes paid upon distribution to the Company would be offset, at least in part, by foreign tax credits under U.S. tax regulations.

              (Dollar amounts in thousands, except per share data)
                                  ----------


Revenue Recognition:

Revenues are generally recognized when title and risk of loss pass to the customer, which is typically at the time of product shipment. For pre-need sales of memorials and vases, revenue is recognized when the memorial has been manufactured to the customer's specifications (e.g., name and birth date), title has been transferred to the customer and the memorial and vase are placed in storage for future delivery. A liability has been recorded in Estimated Finishing Costs for the estimated costs of finishing pre-need bronze memorials and vases that have been manufactured and placed in storage for future delivery.

Construction revenues are recognized under the percentage-of-completion method of accounting. The Company offers rebates to certain customers participating in volume purchase programs. Rebates are estimated and recorded as a reduction in sales at the time the Company's products are sold.

In July 2003, the Emerging Issues Task Force of the Financial Accounting Standards Board ("EITF") issued Issue No. 00-21 "Revenue Arrangements with Multiple Deliverables." Issue No. 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue generating activities. The provisions of Issue No. 00-21, which were effective for the Company on July 1, 2003, did not have a material impact on the Company's results of operations or financial position.

Research and Development Expenses:

Research and development costs are expensed as incurred and approximated $4,200, $2,800 and $2,500 for the years ended September 30, 2003, 2002 and 2001, respectively.

Earnings Per Share:

Basic earnings per share is computed by dividing net income by the average number of common shares outstanding. Diluted earnings per share is computed using the treasury stock method, which assumes the issuance of common stock for all dilutive securities.

              (Dollar amounts in thousands, except per share data)
                                  ----------
Stock Plan:

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

                                           2003          2002          2001
                                           ----          ----          ----
Net income, as reported                $ 44,893       $35,006       $31,599
Net income, pro forma                    43,504        33,620        30,198
Earnings per share, as reported           $1.39         $1.10         $1.01
Earnings per share, pro forma              1.35          1.06           .97

The weighted-average fair value of options granted was $7.19 per share in 2003, $7.77 per share in 2002 and $5.28 per share in 2001.

The fair value of each option grant is estimated on the date of grant using a Black-Scholes based pricing model with the following assumptions:

                                           2003          2002          2001
                                           ----          ----          ----
Expected volatility                        24.4%         26.7%         27.0%
Dividend yield                              1.0%          1.0%          0.8%
Average risk-free interest rate             3.8%          3.0%          4.5%
Average expected term (years)               8.0           7.6           8.1


3.  INVENTORIES:

Inventories at September 30 consisted of the following:
                                                        2003           2002
                                                        ----           ----

Materials and finished goods                         $25,165        $22,320
Labor and overhead in process                          1,489          1,606
Supplies                                                 411            477
                                                      ------         ------
                                                     $27,065        $24,403
                                                      ======         ======

              (Dollar amounts in thousands, except per share data)
                                  ----------
4.  INVESTMENTS:

Investment securities are recorded at estimated market value at the consolidated balance sheet date and are classified as available-for-sale. Short-term investments consisted principally of corporate obligations with purchased maturities of over three months but less than one year. The cost of short-term investments approximated market value at September 30, 2003 and 2002. Investments classified as non-current consisted of securities of the U.S. government and its agencies and corporate obligations with purchased maturities in the range of one to five years. Accrued interest on all investment securities was classified with short-term investments.

At September 30, 2003 and 2002, investments classified as non-current were as follows:
                            Book Value      Gross        Gross
                            (Amortized   Unrealized   Unrealized     Market
                               Cost)        Gains       Losses        Value
                            ----------   ----------   ----------     ------
September 30, 2003:
------------------
U.S. government and
  its agencies               $   986        $ 19         $ -        $ 1,005
Corporate obligations          2,055          64           -          2,119
Other                             36           -           -             36
                               -----         ---          ---         -----
  Total                      $ 3,077        $ 83         $ -        $ 3,160
                               =====         ===          ===         =====

September 30, 2002:
------------------
U.S. government and
  its agencies               $ 1,184        $ 52         $ -        $ 1,236
Corporate obligations          1,255          69           -          1,324
Other                            487           -           -            487
                               -----         ---          ---         -----
  Total                      $ 2,926        $121         $ -        $ 3,047
                               =====         ===          ===         =====

Unrealized gains and losses on investment securities, including related deferred taxes, are reflected in accumulated other comprehensive income. Realized gains and losses are based on the specific identification method and are recorded in investment income. Realized gains for fiscal 2003, 2002 and 2001 were $2, $456, and $225, respectively. Bond premiums and discounts are amortized on the straight-line method, which does not significantly differ from the interest method.

In addition, investments included the Company's 49% ownership interest in Applied Technology Developments, Ltd. ("ATD"), which was $647 at September 30, 2003 and 2002. The investment in ATD is recorded under the equity method of accounting. Income under the equity method of accounting is recorded in investment income. Investments also included ownership interests in various entities of less than 20%, which totaled $754 and $1,005 at September 30, 2003 and 2002, respectively. Investments of less than 20% ownership interest are recorded under the cost method of accounting.

              (Dollar amounts in thousands, except per share data)
                                  ----------

5.  PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment and the related accumulated depreciation at September 30, 2003 and 2002 were as follows:
                                                        2003           2002
                                                        ----           ----
Buildings                                           $ 36,534       $ 35,562
Machinery and equipment                               96,978         88,916
                                                     -------        -------
                                                     133,512        124,478
Less accumulated depreciation                        (70,854)       (56,163)
                                                     -------        -------
                                                      62,658         68,315
Land                                                   5,283          5,379
Construction in progress                               1,692          1,449
                                                     -------        -------
                                                    $ 69,633       $ 75,143
                                                     =======        =======

6.  LONG-TERM DEBT:

Long-term debt at September 30, 2003 and 2002 consisted of the following:

                                                        2003           2002
                                                        ----           ----
Revolving Credit Facility                           $ 44,500       $ 84,500
Note payable to bank                                  13,770         13,586
Short-term borrowings                                  3,575          4,150
Capital lease obligations                              1,207            378
                                                     -------        -------
                                                      63,052        102,614
Less current maturities                               (6,029)        (6,127)
                                                     -------        -------
                                                    $ 57,023       $ 96,487
                                                     =======        =======

On December 3, 2001, the Company entered into a Revolving Credit Facility for $125,000 with a syndicate of four financial institutions. Borrowings under the facility, which matures on November 30, 2004, bear interest at LIBOR plus a factor ranging from .75% to 1.5% based on the Company's leverage ratio. The leverage ratio is defined as net indebtedness divided by EBITDA (earnings before interest, taxes, depreciation and amortization). The weighted-average interest rate on outstanding borrowings under this facility at September 30, 2003 was 2.2%. The Company is required to pay an annual commitment fee ranging from .20% to .375% (based on the Company's leverage ratio) of the unused portion of the facility. The Revolving Credit Facility requires the Company to maintain minimum levels of consolidated net worth and fixed charge and interest coverage ratios. A portion of the facility (not to exceed $10,000) is available for the issuance of trade and standby letters of credit. The Company borrowed $124,500 under the Revolving Credit Facility on December 3, 2001 primarily in connection with the acquisition of The York Group Inc. ("York"). Outstanding borrowings on the Revolving Credit Facility at September 30, 2003 and 2002 were $44,500 and $84,500, respectively. The interest rate on outstanding borrowings at September 30, 2003 was 2.2%.

              (Dollar amounts in thousands, except per share data)
                                  ----------

In June 1999, Caggiati S.p.A. borrowed Lit. 20.2 billion (U.S.$10,900) from an Italian bank, UniCredito Italiano, Parma, Italy. The loan amortization period is 15 years with interest at an annual rate of 4.145%, subject to renewal after five and ten years at an interest rate approximating current market rates. In June 2000, a deferred payment due in connection with the purchase of Caggiati S.p.A. was financed through a bank loan of Lit. 7.9 billion (U.S.$3,600). The loan amortization period is 14 years, subject to renewal after five and ten years, with a variable interest rate which approximates market. The interest rate on this loan was 3.1% at September 30, 2003.

In fiscal 2002, Caggiati S.p.A. obtained additional financing of 2.1 million Euros (U.S.$2,024) through two bank loans. The first loan was obtained in June 2002 for 1.0 million Euros and has an amortization period of 18 months with interest at 3.3%. The second loan was obtained in September 2002 for 1.1 million Euros and has an amortization period of five years with interest at 3.3%.


Aggregate maturities of long-term debt, including short-term borrowings and capital leases, follows:
     2004                                             $  6,029
     2005                                               46,398
     2006                                                1,417
     2007                                                1,431
     2008                                                1,152
     Thereafter                                          6,625
                                                       -------
                                                      $ 63,052
                                                       =======

The carrying amounts of the Company's borrowings under its financing arrangements approximated their fair value.

Long-term debt, current maturities, also included short-term borrowings by Caggiati S.p.A. of $3,576 and $4,150 at September 30, 2003 and 2002, respectively. These short-term borrowings consisted principally of several line of credit arrangements for working capital requirements. The weighted-average interest rate on these borrowings, which are collateralized by certain trade accounts receivable, was 2.8% at September 30, 2003.

The Company has a line of credit of $500 (Canadian dollars), which provides for borrowings at the bank's prime interest rate. There were no borrowings outstanding on this line of credit at September 30, 2003 and 2002. Caggiati S.p.A. has four lines of credit totaling 10.8 million Euros (U.S. $12,600) with various banks. Outstanding borrowings on these lines at September 30, 2003 and 2002 were $3,576 and $4,150, respectively.

              (Dollar amounts in thousands, except per share data)
                                  ----------

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

The Company has a stock repurchase program, which was initiated in 1996.
Under the program, the Company's Board of Directors has authorized the repurchase of a total of 8,000,000 shares (adjusted for stock splits) of Matthews' common stock, of which 7,331,932 shares have been repurchased as of September 30, 2003. The buy-back program is designed to increase shareholder value, enlarge the Company's holdings of its common stock, and add to earnings per share. Repurchased shares may be retained in treasury, utilized for acquisitions, or reissued to employees or other purchasers, subject to the restrictions of the Company's Restated Articles of Incorporation.

Comprehensive income consists of net income adjusted for changes, net of any related income tax effect, in cumulative foreign currency translation, unrealized investment gains and losses and minimum pension liability.



8.  STOCK PLANS:

The Company has a stock incentive plan that provides for grants of incentive stock options, nonstatutory stock options and restricted share awards in an aggregate number not to exceed 15% of the outstanding shares of the Company's common stock. The plan is administered by the Compensation Committee of the Board of Directors. The option price for each stock option that may be granted under the plan may not be less than the fair market value of the Company's common stock on the date of grant. The aggregate number of shares of the Company's common stock that may be issued upon exercise of outstanding stock options was 4,824,307 shares at September 30, 2003.

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

              (Dollar amounts in thousands, except per share data)
                                  ----------

The transactions for shares under options were as follows:

                                           2003          2002          2001
                                           ----          ----          ----
Outstanding, beginning of year:
  Number                               3,216,433     3,698,866     3,397,866
  Weighted-average exercise price         $13.77        $10.92        $10.53
Granted:
  Number                                 607,525       459,700       402,000
  Weighted-average exercise price         $21.81        $24.55        $14.03
Exercised:
  Number                               1,245,239       898,700        43,666
  Weighted-average exercise price         $10.28        $ 7.58        $ 6.05
Expired or forfeited:
  Number                                 123,147        43,433        57,334
  Weighted-average exercise price         $18.68        $13.14        $13.43
Outstanding, end of year:
  Number                               2,455,572     3,216,433     3,698,866
  Weighted-average exercise price         $17.28        $13.77        $10.92
Exercisable, end of year:
  Number                                 561,135     1,187,077     1,103,955
  Weighted-average exercise price         $12.53        $ 9.84        $ 7.27
Shares reserved for future options,
  end of year                          2,368,735     1,458,678       842,209


The following tables summarize certain stock option information at September 30, 2003:

Options outstanding:
-------------------
Range of                               Weighted-average     Weighted-average
exercise price            Number        remaining life       exercise price
--------------           --------      ----------------     ----------------
$3.56                      17,000             1.2                $ 3.56
$7.03                      50,334             3.2                  7.03
$10.70                     76,333             4.2                 10.70
$13.84 and $15.34         105,834             5.1                 13.99
$12.84 and $13.98         845,796             5.6                 13.78
$14.03                    357,900             7.1                 14.03
$24.37 and $28.49         426,000             8.3                 24.56
$21.81                    576,375             9.2                 21.81
                        ---------             ---                 -----
                        2,455,572             7.0                $17.28
                        =========             ===                 =====

              (Dollar amounts in thousands, except per share data)
                                  ----------
Options exercisable:
-------------------
Range of                                                    Weighted-average
exercise price                            Number             exercise price
--------------                           -------            ----------------
$3.56                                     17,000                 $ 3.56
$7.03                                     50,334                   7.03
$10.70                                    76,333                  10.70
$13.84 and $15.34                         30,498                  14.17
$12.84 and $13.98                        386,970                  13.87
                                         -------                  -----
                                         561,135                  12.53
                                         =======                  =====


Under the Company's Director Fee Plan, directors who are not also officers of the Company each receive, as an annual retainer fee, shares of the Company's Class A Common Stock equivalent to approximately $18. Directors may also elect to receive the common stock equivalent of meeting fees. Each director may elect to be paid these shares on a current basis or have such shares credited to a deferred stock account as phantom stock, with such shares to be paid to the director subsequent to leaving the Board. The value of deferred shares is recorded in other liabilities. Shares deferred under the Director Fee Plan at September 30, 2003, 2002 and 2001 were 58,900, 56,288 and 53,218, respectively.


9.  EARNINGS PER SHARE:
                                        2003           2002           2001
                                        ----           ----           ----

Net income                            $44,893        $35,006        $31,599
                                       ======         ======         ======

Weighted-average common
  shares outstanding               31,685,756     30,765,177     30,560,339
Dilutive securities,
  primarily stock options             628,940      1,030,813        759,715
                                   ----------     ----------     ----------
Diluted weighted-average
  common shares outstanding        32,314,696     31,795,990     31,320,054
                                   ==========     ==========     ==========

Basic earnings per share                $1.42          $1.14          $1.03
                                         ====           ====           ====

Diluted earnings per share              $1.39          $1.10          $1.01
                                         ====           ====           ====

Diluted earnings per share before
  change in accounting                  $1.39          $1.20          $1.01
                                         ====           ====           ====

              (Dollar amounts in thousands, except per share data)
                                  ----------

10.  PENSION AND OTHER POSTRETIREMENT PLANS:

The Company provides defined benefit pension and other postretirement plans to certain employees. The following provides a reconciliation of benefit obligations, plan assets and funded status of the plans:

                                               Pension               Other Postretirement
                                         -------------------         --------------------
                                          2003         2002           2003          2002
                                         ------       ------         ------        ------
Change in benefit obligation:
 Benefit obligation, beginning         $ 70,975     $ 67,856       $ 15,741     $  13,569
 Service cost                             3,036        2,948            289           357
 Interest cost                            4,830        4,619          1,058           916
 Assumption changes                       5,279           (1)         1,531           534
 Actuarial (gain) loss                     (982)      (1,017)          (853)        1,119
 Benefit payments                        (3,436)      (3,430)          (817)         (754)
                                         ------       ------         ------        ------
 Benefit obligation, ending              79,702       70,975         16,949        15,741
                                         ------       ------         ------        ------
Change in plan assets:
 Fair value, beginning                   53,683       74,059            -             -
 Actual return                            9,855      (20,820)           -             -
 Benefit payments                        (3,436)      (3,430)         (817)          (754)
 Employer contributions                   8,080        3,874           817            754
                                         ------       ------        ------         ------
 Fair value, ending                      68,182       53,683            -             -
                                         ------       ------        ------         ------

Funded status                           (11,520)     (17,292)      (16,949)       (15,741)
Unrecognized actuarial (gain) loss       23,871       25,627         7,499          4,402
Unrecognized prior service cost             (91)         411        (9,366)        (7,740)
                                         ------       ------        ------         ------
Net amount recognized                  $ 12,260     $  8,746      $(18,816)      $(19,079)
                                         ======       ======        ======         ======
Amounts recognized in the
 balance sheet:
 Prepaid pension cost                  $ 15,237     $ 11,581      $    -         $    -
 Accrued benefit liability               (3,052)     (19,674)      (18,816)       (19,079)
 Intangible asset                           -            377           -               -
 Accumulated other
  comprehensive income                       75       16,462           -               -
                                         ------       ------        ------         ------
Net amount recognized                  $ 12,260     $  8,746     $ (18,816)      $(19,079)
                                         ======       ======        ======         ======

The Company has an unfunded defined benefit pension plan, which had a benefit obligation at September 30, 2003 and 2002 of $3,488 and $2,934, respectively. In accordance with SFAS No. 87, "Employers' Accounting for Pensions," the Company recorded an obligation at September 30, 2003 and 2002 for the underfunded status of the pension plans, principally through a charge to accumulated other comprehensive income.

              (Dollar amounts in thousands, except per share data)
                                  ----------
Net periodic pension and other postretirement benefit cost (income) for the plans included the following:

                                        Pension                   Other Postretirement
                               --------------------------      --------------------------
                                2003      2002      2001        2003      2002      2001
                               ------    ------    ------      ------    ------    ------
Service cost                  $ 3,036   $ 2,948   $ 3,059      $  289    $  357   $   303
Interest cost                   4,830     4,619     4,384       1,058       916       913
Expected return on
 plan assets                   (4,617)   (6,461)   (8,807)        -          -         -
Amortization:
 Prior service cost               111       162       162      (1,288)   (1,009)   (1,009)
 Net actuarial (gain) loss      1,253        -     (1,948)        495       114       136
                                -----     -----     -----       -----     -----     -----
Net benefit cost (income)     $ 4,613   $ 1,268   $(3,150)     $  554   $   378   $   343
                                =====     =====     =====       =====     =====     =====


Weighted-average assumptions for the pension and other postretirement benefit plans were:

                                  Pension                   Other Postretirement
                        ----------------------------    ----------------------------
                          2003      2002      2001        2003      2002      2001
                        --------  --------  --------    --------  --------  --------
Discount rate             6.50%     7.00%     7.00%       6.50%     7.00%     7.00%
Return on plan assets     9.00      9.00      9.00         -         -         -
Compensation increase     4.25      4.25      4.25         -         -         -

For measurement purposes, annual rates of increase of 13.2% and 20.0% in the per capita cost of health care benefits for those under 65 years of age and those over 65 years of age, respectively, were assumed for 2003; the rates were assumed to decrease gradually to 5.0% for 2008 and remain at that level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported. An increase in the assumed health care cost trend rates by one percentage point would have increased the accumulated postretirement benefit obligation as of September 30, 2003 by $808 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year then ended by $95. A decrease in the assumed health care cost trend rates by one percentage point would have decreased the accumulated postretirement benefit obligation as of September 30, 2003 by $721 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year then ended by $83.

              (Dollar amounts in thousands, except per share data)
                                  ----------


11.  INCOME TAXES:

The provision for income taxes (before cumulative effect of change in accounting) consisted of the following:

                                           2003          2002          2001
                                           ----          ----          ----
Current:
  Federal                              $ 14,867      $ 14,531      $ 13,694
  State                                   2,477         1,907         2,006
  Foreign                                 5,606         2,812         3,435
                                         ------        ------        ------
                                         22,950        19,250        19,135
Deferred                                  5,511         4,975           724
                                         ------        ------        ------
Total                                  $ 28,461      $ 24,225      $ 19,859
                                         ======        ======        ======

The components of the net deferred tax asset at September 30 were as follows:
                                                         2003          2002
                                                         ----          ----
Deferred tax assets:
  Postretirement benefits                            $  7,339      $  7,441
  Environmental reserve                                 4,658         4,820
  Bad debt reserve                                      2,688         3,600
  Deferred compensation                                 2,575         3,138
  Impairments/other provisions                          2,683         2,369
  Estimated finishing costs                             1,644         2,304
  Accrued vacation pay                                  1,405         1,450
  Accrued rebates                                         490           868
  Other                                                 1,761         1,701
                                                       ------        ------
                                                       25,243        27,691
                                                       ------        ------
Deferred tax liabilities:
  Depreciation                                         (7,581)       (6,675)
  Pension costs                                        (4,678)        3,093
  Goodwill amortization                                (5,370)       (4,220)
  Unrealized investment gain                              (42)          (53)
                                                       ------        ------
                                                      (17,671)       (7,855)
                                                       ------        ------
Net deferred tax asset                                  7,572        19,836

Less current portion                                   (1,517)       (1,741)
                                                       ------        ------


                                                     $  6,055      $ 18,095
                                                       ======        ======

              (Dollar amounts in thousands, except per share data)
                                  ----------

The components of the provision for deferred income taxes were as follows:
                                           2003          2002          2001
                                           ----          ----          ----
Postretirement benefits                  $  102        $  147        $   99
Environmental reserve                       162           141            -
Bad debt reserve                            853           208          (506)
Deferred compensation                       563           766            51
Pension costs                             1,370         1,059         1,473
Impairments/other provisions               (330)          189           (53)
Estimated finishing costs                   660           220          (170)
Accrued vacation pay                         40            55           131
Accrued rebates                             378           699            -
Depreciation                                264           293          (186)
Goodwill amortization                     1,151         1,445            26
Other                                       298          (247)         (141)
                                          -----         -----         -----
                                         $5,511        $4,975        $  724
                                          =====         =====         =====

The reconciliation of the federal statutory tax rate to the consolidated effective tax rate was as follows:
                                         2003          2002          2001
                                         ----          ----          ----
Federal statutory tax rate               35.0 %        35.0 %        35.0 %
Effect of state income taxes,
  net of federal deduction                2.8           2.7           2.6
Foreign taxes in excess of
  federal statutory rate                   .6            .6            .4
Goodwill amortization                      .2            .2            .4
Other                                      .2            .3            .2
                                         ----          ----          ----
Effective tax rate                       38.8 %        38.8 %        38.6 %
                                         ====          ====          ====

The Company's foreign subsidiaries had income before income taxes for the years ended September 30, 2003, 2002 and 2001 of approximately $16,300, $10,200 and $8,400, respectively.



12.  COMMITMENTS AND CONTINGENT LIABILITIES:

The Company operates various production and office facilities and equipment under operating lease agreements. Annual rentals under these and other operating leases were $6,000, $5,400 and $4,300 in 2003, 2002 and 2001, respectively. Future minimum rental commitments under non-cancelable operating lease arrangements for fiscal years 2004 through 2008 are $2,778, $1,874, $1,149, $1,035 and $971, respectively, and $1,726 thereafter.

              (Dollar amounts in thousands, except per share data)
                                  ----------

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

The Company has employment agreements with certain employees, the terms of which expire at various dates between 2004 and 2006. The agreements generally provide for base salary and bonus levels and include a non-compete clause.
The aggregate commitment for salaries under these agreements at September 30, 2003 was approximately $980.

13.  RESTRUCTURING AND RELOCATION COSTS:

Accrued reserves for restructuring and relocation costs were $1,010 and $3,680 at September 30, 2003 and 2002, respectively. Fiscal 2003 activity reflected additional restructuring reserves of $325 and charges incurred of $2,995 applied against the reserve. These reserves have been provided for the restructuring, sale or closure of certain of the York Casket segment's operations and facilities, including the disposition of the segment's remaining distribution operations and the relocation of the segment's administrative functions to Pittsburgh, Pennsylvania. The accrued liability, which has been reported in other current liabilities, includes previously established reserves assumed with the acquisition of York Casket as well as reserves recorded for costs to be incurred as a result of the acquisition.

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


14.  ENVIRONMENTAL MATTERS:

The Company's operations are subject to various federal, state and local laws and regulations relating to the protection of the environment. These laws and regulations impose limitations on the discharge of materials into the environment and require the Company to obtain and operate in compliance with conditions of permits and other government authorizations. As such, the Company has developed environmental, health and safety policies and procedures that include the proper handling, storage and disposal of hazardous materials.

The Company is party to various environmental matters. These include obligations to investigate and mitigate the effects on the environment of the disposal of certain materials at various operating and non-operating sites. The Company is currently performing environmental assessments and remediation at these sites, as appropriate. In addition, prior to its acquisition, York

              (Dollar amounts in thousands, except per share data)
                                  ----------

was identified, along with others, by the Environmental Protection Agency as a potentially responsible party for remediation of a landfill site in York, Pennsylvania. At this time, the Company has not been joined in any lawsuit or administrative order related to the site or its clean-up.

At September 30, 2003, an accrual of $12,014 has been recorded for environmental remediation (of which $860 has been classified in other current liabilities), representing management's best estimate of the probable and reasonably estimable costs of the Company's known remediation obligations.
The accrual, which reflects previously established reserves assumed with the acquisition of York and additional reserves recorded as a purchase accounting adjustment, does not consider the effects of inflation and anticipated expenditures are not discounted to their present value. While final resolution of these contingencies could result in costs different than current accruals, management believes the ultimate outcome will not have a significant effect on the Company's consolidated results of operations or financial position.

15.  SUPPLEMENTAL CASH FLOW INFORMATION:

Changes in working capital items as presented in the Consolidated Statement of Cash Flows consisted of the following:
                                           2003          2002          2001
                                           ----          ----          ----
Current assets:
  Accounts receivable                  $  3,989      $  2,906      $ (4,854)
  Inventories                            (2,624)        1,301           728
  Other current assets                   (1,414)         (417)          709
                                         ------        ------        ------
                                            (49)        3,790        (3,417)
                                         ------        ------        ------
Current liabilities:
  Trade accounts payable                    (61)       (2,910)          806
  Accrued compensation                    1,626         1,232          (680)
  Accrued income taxes                   (3,226)       (1,623)        4,503
  Customer prepayments                     (187)       (3,456)          257
  Accrued rebates                        (8,391)          642            -
  Accrued shutdown                       (2,670)         (251)           -
  Other current liabilities                 498        (1,474)         (701)
                                         ------        ------        ------
                                        (12,411)       (7,840)        4,185
                                         ------        ------        ------
Net change                             $(12,460)     $ (4,050)     $    768
                                         ======        ======        ======

In July 2001, Matthews acquired a 75% interest in Rudolf Reproflex GmbH ("Rudolf") (see Note 17). The purchase price of DM 24.0 million
(U.S.$11,000), which was paid in October 2001, was recorded in other current liabilities at September 30, 2001 and reflected as a non-cash adjustment in the Consolidated Statement of Cash Flows.

              (Dollar amounts in thousands, except per share data)
                                  ----------
16.  SEGMENT INFORMATION:

The Company is organized into five business segments based on products and services. The segments, which are Bronze, York Casket, Cremation, Graphics Imaging and Marking Products are described under Nature of Operations (Note
1). Management evaluates segment performance based on operating profit (before income taxes) and does not allocate non-operating items such as investment income, interest expense, other income (deductions), net and minority interest.


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

              (Dollar amounts in thousands, except per share data)
                                  ----------

Information about the Company's segments follows:

                             York                      Graphics    Marking
               Bronze       Casket        Cremation    Imaging    Products     Other     Consolidated
              --------      --------      --------     --------  ----------    -------    ------------
Sales to external customers:
2003         $186,950      $120,398      $ 20,189      $ 99,065    $ 32,263  $   -        $458,865
2002          185,883       100,415        18,306        94,814      28,668      -         428,086
2001          153,499          -           10,579        89,568      29,636      -         283,282

Intersegment sales:
2003               79           307           194             3          42      -             625
2002               10           -             -               9          46      -              65
2001               26           -             -               5          46      -              77

Depreciation and amortization:
2003            4,815         4,209           213         4,712         479      444        14,872
2002            4,612         3,549           216         4,508         539      432        13,856
2001            6,068           -             558         5,264         613      429        12,932

Operating profit:
2003           50,433        12,740         1,242        11,562       4,107      -          80,084
2002           46,589         9,354        (1,075)        9,724       3,595      -          68,187
2001           35,415           -             391        14,443       3,108      -          53,357

Total assets:
2003          139,543       109,106        11,153        92,135      20,431   64,373       436,741
2002          137,433       124,715        14,151        83,414      15,908   46,980       422,601
2001          138,444           -          10,963        75,572      17,417   46,556       288,952

Capital expenditures:
2003            3,509         1,667           153         3,683         115      153         9,280
2002            4,092         2,110            46         3,129         253      433        10,063
2001            3,811           -              14         2,752         307      380         7,264

Information about the Company's operations by geographic area follows:

                     United States      Canada     Australia        Europe    Consolidated
                     -------------      ------     ---------        ------    ------------
Sales to external customers:
2003                      $357,354      $8,568        $5,566       $87,377        $458,865
2002                       348,986       8,547         4,883        65,670         428,086
2001                       221,326       9,140         4,511        48,305         283,282

Long-lived assets:
2003                       174,773       2,244         3,034        57,334         237,385
2002                       183,658       2,001         2,442        45,412         233,513
2001                       109,830       2,186         2,135        39,443         153,594

              (Dollar amounts in thousands, except per share data)
                                  ----------

17.  ACQUISITIONS:

In August 2003, Matthews acquired Reproservice Eurodigital GmbH Munchen ("Reproservice Munich"), a German graphics and flexographic printing plate manufacturer located in Munich, Germany. The transaction was structured as a stock purchase, at an acquisition price of 4.1 million Euros (U.S.$4,800). The combination of Matthews and Reproservice Munich is an important part of the Matthews strategy to increase its European presence in the graphics industry. Reproservice Munich, a family-owned business with annual sales of approximately U.S. $6,000, was established in 1983. Products and services of Reproservice Munich include pre-press packaging, digital and analog flexographic printing plates, design, art work, lithography and color separation.

In May 1998, Matthews acquired a 50% interest in O.N.E. Color Communications ("O.N.E."), a digital graphics service company located in Oakland, California. The purchase price consisted of $2,000 cash upon closing plus an additional $2,750 in 2001, which was based on the attainment of certain operating performance levels of O.N.E. The purchase agreement also required Matthews to acquire the remaining 50% interest no later than May 2004, with the purchase price contingent on the attainment of certain operating performance levels of O.N.E., but not less than $4,500. The accounts of O.N.E. have been included in the consolidated financial statements of Matthews since May 1998 and a liability was recorded for the future minimum payout. Effective July 31, 2003, Matthews completed the purchase of the remaining 50% interest in O.N.E. for $5,700.

On May 24, 2001, Matthews and York signed a merger agreement whereby Matthews would acquire 100% of the outstanding common shares of York for $10 cash per share. Matthews also agreed to pay up to an additional $1 cash per share based on excess cash (as defined in the merger agreement) remaining on York's balance sheet as of October 31, 2001. On December 3, 2001, the transaction was completed at $11 per share. At December 3, 2001, there were 8,940,950 shares of York common stock outstanding. The transaction was financed by Matthews through borrowings under a $125,000 Revolving Credit Facility. The acquisition of York, which is a leading casket manufacturer in the United States, is expected to expand Matthews' position in the death care industry. York operates as a wholly-owned subsidiary and separate segment of Matthews.

Acquired intangible assets include trade names with an assigned value of $8,000 which are not subject to amortization. Intangible assets also include patents, copyrights, customer relationships and other intangible assets with an assigned value of $5,700 and have assigned useful lives ranging from 15 to 17 years. The acquired goodwill is not deductible for tax purposes.

              (Dollar amounts in thousands, except per share data)
                                  ----------


The following table summarizes the estimated fair values of the assets acquired and liabilities assumed of York at the date of acquisition.

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
                                                    =======

On May 24, 2001, Matthews acquired the commemorative products business of York for $45,000. The transaction was completed through the purchase of certain assets (pursuant to an asset purchase agreement) and stock of subsidiaries under the commemorative products segment of York (pursuant to a stock purchase agreement). As part of the transaction, Matthews acquired York's manufacturing facilities in Kingwood, West Virginia and Bryan, Texas. The acquisition of the commemorative products business of York is intended to expand Matthews' product offerings to the death care industry. The transaction was financed by Matthews through existing cash on hand and a $30,000 bank loan.

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

              (Dollar amounts in thousands, except per share data)
                                  ----------


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

18.  DISPOSITIONS:

In July 2003, the Company sold its Graphics Imaging segment facility (which was closed in October 2002) in Southern California for $3,200. The transaction resulted in a pre-tax gain of $2,600, which was recorded in Special Items on the Consolidated Statement of Income.

In January 2001, Matthews sold its fifty percent interest in Tukaiz Communications, L.L.C. ("Tukaiz"). Proceeds to Matthews from the sale were $18,582, which included the repayment of intercompany debt of approximately $8,400. All intercompany debt provided by Matthews to Tukaiz, including a $5,500 Subordinated Convertible Note, was repaid upon the closing of this transaction. The sale resulted in a pre-tax gain of $7,099, which has been reported in Special Items on the Consolidated Statement of Income.

              (Dollar amounts in thousands, except per share data)
                                  ----------

19.  SPECIAL ITEMS:

In July 2003, the Company recorded a pre-tax gain of $2,600 on the sale of a facility (see Note 18), which was recorded in Special Items on the Consolidated Statement of Income. In addition, Special Items for fiscal 2003 also included a pre-tax charge of $3,600 for goodwill impairment related to O.N.E. (see Note 20).

In the second quarter of fiscal 2001, the Company recorded asset impairments, restructuring costs and other special charges of approximately $6,600. The majority of these charges were classified as Special Items on the Consolidated Statement of Income, except for $1,168 classified as selling and administrative expenses and $500 classified as other income (deductions), net.


20.  GOODWILL AND OTHER INTANGIBLE ASSETS:

In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses the financial statement accounting for goodwill and other intangible assets upon acquisition and the accounting subsequent to their initial recognition in the financial statements. The Company adopted SFAS No. 142 effective October 1, 2001.
Under this standard, goodwill is no longer amortized and accordingly, goodwill amortization is not reflected in the Company's financial results for fiscal 2003 and 2002. Excluding goodwill amortization in fiscal 2001, income before income taxes and net income would have been $55,040 and $33,974, respectively; and basic earnings per share, diluted earnings per share and diluted earnings per share before change in accounting would have been $1.11, $1.09 and $1.09, respectively.

The standard also requires a periodic assessment of the carrying value of goodwill for impairment. In general, when the carrying value of a reporting unit exceeds its implied fair value, an impairment loss must be recognized. For purposes of testing for transitional impairment upon adoption of SFAS No. 142, the Company used a combination of valuation techniques, including discounted cash flows. Prior to the adoption of SFAS No. 142, valuation for impairment was determined using undiscounted future cash flows. Based on this assessment, the Company recorded a pre-tax charge under Cumulative Effect of Change in Accounting in the first quarter of fiscal 2002 for transitional goodwill impairment of $5,255 ($3,226 after-tax). The impairment was primarily related to a reporting unit within the Company's Bronze segment and was determined based upon a comparison of carrying value to implied fair market value.

              (Dollar amounts in thousands, except per share data)
                                  ----------
Matthews performed its annual impairment review in the second quarter of fiscal 2003 and determined that no additional adjustments to the carrying values of goodwill were necessary at that time. However, due to operating conditions that transpired during the second half of fiscal 2003 and the Company's purchase of the remaining 50% interest in O.N.E., the Company determined that an impairment review of O.N.E., a reporting unit within the Graphics Imaging segment, was necessary as of September 30, 2003. Based on this assessment, the Company recorded a pre-tax charge of $3,600 in the fourth quarter of fiscal 2003 for goodwill impairment. The impairment was determined based upon a comparison of the carrying value of this reporting unit to its implied fair market value. Changes to goodwill, net of accumulated amortization, during the years ended September 30, 2003 and 2002, follow.

                                              York                 Graphics    Marking
                                Bronze       Casket     Cremation   Imaging   Products    Consolidated
                               --------     --------    ---------  --------  ---------    ------------
Goodwill:
Balance at September 30, 2001   $ 69,665     $   -     $ 6,402   $ 28,353     $ 165      $ 104,585
Additions during period            2,914       39,179      134        557        -          42,784
Transitional impairment charge    (5,255)        -        -          -           -          (5,255)
Translation and other
 adjustments                       1,192         -        -         1,654        -           2,846
                                  ------       ------    -----     ------       ---        -------
Balance at September 30, 2002   $ 68,516     $ 39,179  $ 6,536   $ 30,564     $ 165      $ 144,960
Additions during period             -           1,527     -         4,815        -           6,342
Impairment charges                  -            -        -        (3,840)       -          (3,840)
Translation and other
 adjustments                       3,606          -       -        3,622         -           7,228
                                  ------       ------    -----     ------       ---        -------
Balance at September 30, 2003   $ 72,122     $ 40,706  $ 6,536   $ 35,161     $ 165      $ 154,690
                                  ======       ======    =====     ======       ===        =======

The additions to goodwill during fiscal 2003 related primarily to the acquisition of Reproservice Munich and the remaining 50% interest in O.N.E., and the additions to goodwill during fiscal 2002 related primarily to the acquisition of York (see Note 17).

The Company also acquired $13,700 of intangible assets related to the acquisition of York, of which $13,400 relates to the York Casket segment and $300 relates to the Cremation segment. In fiscal 2003, amortization expense on intangible assets was $328 and $20 for the York Casket and Cremation segments, respectively. In fiscal 2002, amortization expense on intangible assets was $273 and $17 for the York Casket and Cremation segments, respectively. Amortization expense for intangible assets is expected to approximate $350 each year between 2004 and 2008.

              (Dollar amounts in thousands, except per share data)
                                  ----------

The following tables summarize the carrying amounts and related accumulated amortization for intangible assets as of September 30, 2003 and 2002, respectively.


	                    York Casket Segment          Cremation Segment
                           --------------------         ------------------
                          Carrying   Accumulated      Carrying    Accumulated
                           Amount    Amortization      Amount     Amortization
                          -------    ------------     --------    ------------
September 30, 2003:
------------------
Trade names               $ 8,000      $  -  *         $  -           $ -
Customer relationships      4,100       (442)             -             -
Copyrights/patents/other    1,300       (159)            300           (37)
                           ------       ----             ---           ---
                          $13,400      $(601)          $ 300          $(37)
                           ======       ====             ===           ===


September 30, 2002:
------------------
Trade names        	   $ 8,000      $  -  *         $  -           $ -
Customer relationships      4,100       (201)             -             -
Copyrights/patents/other    1,300        (72)            300           (17)
                           ------       ----             ---           ---
                          $13,400      $(273)          $ 300          $(17)
                           ======       ====             ===           ===
* Not subject to amortization

                      SUPPLEMENTARY FINANCIAL INFORMATION


Selected Quarterly Financial Data (Unaudited):

The following table sets forth certain items included in the Company's unaudited consolidated financial statements for each quarter of fiscal 2003 and fiscal 2002.

                                         Quarter Ended
                   -----------------------------------------------------    Year Ended
                   December 31     March 31       June 30   September 30   September 30
                   --------------  -----------  ----------- ------------   ------------
                           (Dollar amounts in thousands, except per share data)
FISCAL YEAR 2003 (1):
Sales                   $109,073     $115,581     $116,145     $118,066       $458,865

Gross profit              38,202       43,391       44,449       44,260        170,302

Operating profit          16,834       20,478       21,573       21,199         80,084

Net income                 9,273       11,612       12,289       11,719         44,893

Earnings per share           .29          .36          .38          .36           1.39


FISCAL YEAR 2002 (2):
Sales                   $ 85,319     $110,110     $118,825     $113,832       $428,086

Gross profit              31,624       40,262       45,144       43,334        160,364

Operating profit          13,327       17,301       18,897       18,662         68,187

Net income                 4,595        9,633       10,558       10,220         35,006

Earnings per share           .15          .30          .33          .32           1.10

Earnings per share
 before change in
 accounting                  .25          .30          .33          .32           1.20

(1)  The fourth quarter of fiscal 2003 included a net pre-tax charge of approximately
     $1,000 ($.02 per share after-tax) from special items which consisted of a pre-tax gain of $2,600 on the sale of a facility and a goodwill impairment charge of $3,600 (see Note 19 to the Consolidated Financial Statements).
(2)  The first quarter of fiscal 2002 reflects an after-tax charge of $3,226 for transitional goodwill impairment (see Note 20 to the Consolidated Financial
     Statements).

                       REPORT OF INDEPENDENT AUDITORS
                        ON FINANCIAL STATEMENT SCHEDULE





To the Shareholders and
 Board of Directors of
 Matthews International Corporation:


Our audits of the consolidated financial statements referred to in our report dated November 13, 2003 appearing in this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 8 of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


PRICEWATERHOUSECOOPERS LLP

 Pittsburgh, Pennsylvania
 November 13, 2003

                         FINANCIAL STATEMENT SCHEDULE


SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

COL.A                       COL.B              COL. C            COL. D         COL.E
-----------------------------------------------------------------------------------------
                                             Additions
                                      -----------------------
                         Balance at                Charged to
                        beginning of  Charged to     other                    Balance at
Description                period       expense     accounts   Deductions   end of period
-----------             ------------  ----------   ----------  ----------   -------------
                                                      (1)         (2)
Allowance for Doubtful Accounts:
-------------------------------
Fiscal Year Ended:
September 30, 2003        $ 8,289      $   827      $ (817)    $(2,286)        $ 6,013
September 30, 2002          3,725        1,134       5,039      (1,609)          8,289
September 30, 2001          2,468        1,427         300        (470)          3,725

(1)  Purchase accounting adjustments in connection with acquisitions.
(2)  Amounts determined not to be collectible, net of recoveries.  Fiscal 2002 amount also includes a reduction of $107 in the reserve from the sale of a business.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no changes in accountants or disagreements on accounting or financial disclosure between the Company and PricewaterhouseCoopers LLP, Certified Public Accountants, for the fiscal years ended September 30, 2003, 2002 and 2001.


                                    PART III


ITEM 10.  DIRECTORS, OFFICERS and EXECUTIVE MANAGEMENT OF THE REGISTRANT.

In addition to the information reported in Part I of this Form 10-K, under the caption "Officers and Executive Management of the Registrant", the information required by this item as to the directors of the Company is hereby incorporated by reference from the information appearing under the captions "Proposal No. 1 - Elections of Directors" and "General Information Regarding Corporate Governance - Audit Committee" in the Company's definitive proxy statement, which involves the election of the directors and is to be filed with the Securities and Exchange Commission pursuant to the Exchange Act of 1934, as amended (the "Exchange Act"), within 120 days of the end of the Company's fiscal year ended September 30, 2003.

The Company's Code of Ethics Applicable to Executive Management is set forth in Exhibit 14.1 hereto.


ITEM 11.  EXECUTIVE COMPENSATION.

The information required by this item as to the compensation of directors and executive management of the Company is hereby incorporated by reference from the information appearing under the captions "Compensation of Executive Management and Retirement Benefits" and "Compensation of Directors" in the Company's definitive proxy statement which involves the election of directors and is to be filed with the Commission pursuant to the Exchange Act, within 120 days of the end of the Company's fiscal year ended September 30, 2003. The information contained in the "Report of the Compensation Committee" and the "Comparison of Five Year Cumulative Return (Performance Graph)" is specifically not incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by this item as to the ownership by management and others of securities of the Company is hereby incorporated by reference from the information appearing under the caption "Stock Ownership" in the Company's definitive proxy statement which involves the election of directors and is to be filed with the Commission pursuant to the Exchange Act, within 120 days of the end of the Company's fiscal year ended September 30, 2003.

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

Under the Company's Director Fee Plan, directors who are not also officers of the Company each receive, as an annual retainer fee, shares of the Company's Class A Common Stock equivalent to approximately $18,000. Directors may also elect to receive the common stock equivalent of meeting fees. Each director may elect to be paid these shares on a current basis or have such shares credited to a deferred stock account as phantom stock, with such shares to be paid to the director subsequent to leaving the Board.

The following table provides information about grants under the Company's equity compensation plans as of September 30, 2003:

                           Equity Compensation Plan Information
                           ------------------------------------
                                                                      Number of securities
                                                                      remaining available
                                                                      for future issuance
                       Number of securities     Weighted-average          under equity
                        to be issued upon        exercise price        compensation plans
                           exercise of           of outstanding            (excluding
                       outstanding options,     options, warrants     securities reflected
Plan category          warrants and rights         and rights             in column (a))
------------------------------------------------------------------------------------------
                               (a)                     (b)                     (c)
------------------------------------------------------------------------------------------
Equity compensation
  plans approved by
  security holders          2,514,472 (1)            $17.28               4,320,004 (2)(3)
Equity compensation
  plans not approved
  by security holders          None                    None                  None
                            ---------                 -----               ---------
  Total                     2,514,472                $17.28               4,320,004
                            =========                 =====               =========







ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, continued.

Equity Compensation Plans, continued:
   (1)  Includes 58,900 shares under the Director Fee Plan.
   (2)  The number of shares remaining available under the stock incentive plan at September 30,
        2003 was 2,368,735.  The aggregate number of shares available for grant under such plan cannot exceed 15% of the outstanding shares of the Company's common stock.
   (3)  Includes (i) up to 1,000,000 shares that can be issued as restricted stock under the
        Company's 1992 Stock Incentive Plan, (ii) 125,408 shares that can be issued as deferred stock under the Company's 1994 Director Fee Plan and (iii) 1,825,861 shares that can be sold to employees through the Company under the Company's 1994 Employee Stock Purchase
        Plan, which is an open market purchase plan.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this item as to certain relationships and transactions with management and other related parties of the Company is hereby incorporated by reference from the information appearing under the caption "Proposal No. 1 - Election of Directors" in the Company's definitive proxy statement which involves the election of directors and is to be filed with the Commission pursuant to the Exchange Act, within 120 days of the end of the Company's fiscal year ended September 30, 2003.


ITEM 14. CONTROLS AND PROCEDURES.

(a)	  	Evaluation of Disclosure Controls and Procedures.

Based on their evaluation at the end of the period covered by this Annual Report on Form 10-K, the Company's chief executive officer and chief financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There have been no changes in the Company's internal controls over financial reporting that occurred during the fiscal quarter ended September 30, 2003 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

(b)	  	Changes in Internal Controls.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                                  PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) 1.  Financial Statements:

The following items are included in Part II, Item 8:

                                                                        Pages
                                                                        -----
Report of Independent Auditors                                           38

Consolidated Balance Sheet                                              39-40

Consolidated Statement of Income                                          41

Consolidated Statement of Shareholders' Equity                            42

Consolidated Statement of Cash Flows                                      43

Notes to Consolidated Financial Statements                              44-68

Supplementary Financial Information                                       69


2.  Financial Statement Schedules:

Schedule II - Valuation and Qualifying Accounts and the related report of independent auditors are included on pages 70 and 71 in Part II, Item 8 of this Annual Report on Form 10-K.


3.  Exhibits Filed:

The index to exhibits is on pages 77-79.



(b)  Reports on Form 8-K:

On July 23, 2003, Matthews filed a Current Report on Form 8-K under Item 12 in connection with a press release announcing its earnings for the third fiscal quarter of 2003.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 18, 2003.


                                         MATTHEWS INTERNATIONAL CORPORATION
                                         ----------------------------------
                                                    (Registrant)


                                     By            David M. Kelly
                                        -------------------------------------
                                        David M. Kelly, Chairman of the Board,
                                        President and Chief Executive Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on December 18, 2003:



David M. Kelly                           Steven F. Nicola
------------------------------------     ------------------------------------
David M. Kelly                           Steven F. Nicola
Chairman of the Board, President         Chief Financial Officer, Secretary
and Chief Executive Officer              and Treasurer (Principal Financial
(Principal Executive Officer)            and Accounting Officer)



David J. DeCarlo                         John P. O'Leary, Jr.
------------------------------------     ------------------------------------
David J. DeCarlo, Director               John P. O'Leary, Jr., Director



Robert J. Kavanaugh                      William J. Stallkamp
------------------------------------     ------------------------------------
Robert J. Kavanaugh, Director            William J. Stallkamp, Director



Glenn R. Mahone                          John D. Turner
------------------------------------     ------------------------------------
Glenn R. Mahone, Director                John D. Turner, Director

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

  4.2     Form of Share Certificate for            Exhibit Number 4.9 to Form
          Class A Common Stock *                   10-K for the year ended
                                                   September 30, 1994

  4.3     Form of Share Certificate for            Exhibit Number 4.10 to Form
          Class B Common Stock *                   10-K for the year ended
                                                   September 30, 1994

 10.1     Revolving Credit Facility *              Exhibit Number 10.1 to Form
                                                   10-K for the year ended
                                                   September 30, 2001

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

 10.8     Loan Agreement, Caggiati S.p.A. *        Exhibit Number 10.20 to
                                                   Form 10-K for the year
                                                   ended September 30, 1999

 10.9     Purchase Agreement among priNexus,       Exhibit Number 10.17 to
          Inc., Matt-One Holding Corporation,      Form 10-K for the year
          Tukaiz Litho, Inc. and Tukaiz            ended September 30, 2000
          Communications, LLC *

 10.10    Stock Purchase Agreement among           Exhibit Number 10.1 to
          Matthews International Corporation,      Form 8-K dated May 24, 2001
          Empire Stock Corp., and The York
          Group, Inc., dated as of May 24, 2001 *

 10.11    Asset Purchase Agreement among           Exhibit Number 10.2 to
          Matthews International Corporation,      Form 8-K dated May 24, 2001
          Empire Stock Corp., The York Group,
          Inc., York Bronze Company and OMC
          Industries, Inc., dated as of
          May 24, 2001 *

 10.12    Agreement and Plan of Merger By and      Exhibit Number 10.3 to
          Among Matthews International             Form 8-K dated May 24, 2001
          Corporation, Empire Merger Corp.,
          and The York Group, Inc., dated as
          of May 24, 2001 *

14.1	    Form of Code of Ethics Applicable        Filed Herewith
to Executive Management

 21       Subsidiaries of the Registrant           Filed Herewith

 23       Consent of Independent Auditors          Filed Herewith

 31.1     Certification of Principal Executive     Filed Herewith
          Officer for David M. Kelly

 31.2     Certification of Principal Financial     Filed Herewith
          Officer for Steven F. Nicola

32.1     Certification Pursuant to 18 U.S.C.      Filed Herewith
         Section 1350, as Adopted Pursuant to
         Section 906 of the Sarbanes-Oxley
         Act of 2002, of David M. Kelly

32.2     Certification Pursuant to 18 U.S.C.      Filed Herewith
         Section 1350, as Adopted Pursuant to
         Section 906 of the Sarbanes-Oxley
         Act of 2002, of Steven F. Nicola

                                  ----------

Copies of any Exhibits will be furnished to shareholders upon written request. Requests should be directed to Mr. Steven F. Nicola, Chief Financial Officer, Secretary and Treasurer of the Registrant.