Form 10-Q
period 2003-12-31
MATTHEWS INTERNATIONAL CORP
filed 2004-02-11
CIK 63296

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  Form 10-Q


[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934


For The Quarterly Period Ended December 31, 2003

Commission File No. 0-9115


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

                        Yes [X]                No [ ]

As of January 31, 2004, shares of common stock outstanding were:

     Class A Common Stock   32,163,399 shares

                            PART I - FINANCIAL INFORMATION
                 MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
                          (Dollar amounts in thousands, except per share data)

                                                      December 31, 2003         September 30, 2003
                                                  ------------------------   ------------------------
ASSETS
Current assets:
Cash and cash equivalents                                         $ 67,442                   $ 66,954
Short-term investments                                               4,605                      4,588
Accounts receivable, net                                            60,322                     62,883
Inventories:  Materials and finished goods            $25,941                    $25,165
              Labor and overhead in process             2,627                      1,489
              Supplies                                    370                        411
                                                      -------                    -------
                                                                    28,938                     27,065
Other current assets                                                 3,962                      4,564
                                                                   -------                    -------
   Total current assets                                            165,269                    166,054
Investments                                                          4,624                      4,561
Property, plant and equipment:  Cost                  148,057                    140,487
 Less accumulated depreciation                        (79,498)                   (70,854)
                                                      -------                    -------
                                                                    68,559                     69,633
Deferred income taxes and other assets                              26,911                     28,741
Goodwill                                                           158,580                    154,690
Other intangible assets, net                                        12,975                     13,062
                                                                   -------                    -------
Total assets                                                      $436,918                   $436,741
                                                                   =======                    =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Long-term debt, current maturities                                $ 40,653                   $  6,029
Accounts payable                                                    16,950                     19,805
Accrued compensation                                                20,664                     24,745
Accrued income taxes                                                 6,164                      1,274
Customer prepayments                                                 2,646                      2,488
Other current liabilities                                           19,815                     21,982
                                                                   -------                    -------
  Total current liabilities                                        106,892                     76,323
Long-term debt                                                      13,119                     57,023
Estimated finishing costs                                            4,932                      4,863
Postretirement benefits                                             17,762                     17,644
Environmental reserve                                               10,940                     11,154
Other liabilities and deferred revenue                              13,148                     13,506

Shareholders' equity:
 Common stock                                          36,334                     36,334
 Additional Paid in Capital                             7,507                      6,476
 Retained earnings                                    267,662                    257,559
 Accumulated other comprehensive income                13,328                      6,643
 Treasury stock, at cost                              (54,706)                   (50,784)
                                                      -------                    -------
                                                                   270,125                    256,228
                                                                   -------                    -------
Total liabilities and shareholders' equity                        $436,918                   $436,741
                                                                   =======                    =======

                 MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
                 (Dollar amounts in thousands, except per share data)

                                                        Three Months Ended
                                                           December 31,
                                                     ------------------------
                                                         2003           2002
                                                         ----           ----

Sales                                                 $116,902       $109,073
Cost of sales		                               (74,279)       (70,871)
                                                       -------        -------
Gross profit                                            42,623         38,202

Selling and administrative expenses                    (22,770)       (21,368)
						                   -------        -------
Operating profit                                        19,853         16,834

Investment income                                          351            275
Interest expense                                          (451)          (969)
Other income (deductions), net                             (86)           (17)
Minority interest                                       (1,067)          (970)
                                                       -------        -------

Income before income taxes                              18,600         15,153

Income taxes                                            (7,217)        (5,880)
                                                       -------        -------

Net income                                            $ 11,383       $  9,273
                                                       =======        =======


Earnings per share:
  Basic                                                 $.35           $.30
                                                         ===            ===

  Diluted                                               $.35           $.29
                                                         ===            ===

                 MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                (Dollar amounts in thousands, except per share data)

                                                               Three Months Ended
                                                                  December 31,
                                                           --------------------------
                                                                2003            2002
                                                                ----            ----
Cash flows from operating activities:
 Net income                                                  $ 11,383        $  9,273
 Adjustments to reconcile net income to net cash
   provided by operating activities:
  Depreciation and amortization                                 3,782           3,642
  Change in deferred taxes                                        280             117
  Changes in working capital items                             (2,302)          3,328
  Decrease in other assets                                      1,342             507
  Increase (decrease) in estimated finishing costs                 69             (43)
  Increase (decrease) in other liabilities                       (573)          1,365
  Decrease in postretirement benefits                            (128)            (50)
  Tax benefit of exercised stock options                          870           1,050
  Net (gain) loss on sale of assets                                 2            (305)
  Net loss on investments                                         -                56
                                                              -------         -------
    Net cash provided by operating activities                  14,725          18,940
                                                              -------         -------
Cash flows from investing activities:
 Capital expenditures                                          (1,762)         (2,811)
 Proceeds from sale of assets                                     -               941
 Purchases of investment securities                               (83)            (54)
 Proceeds from disposition of investment securities                 6               5
                                                              -------         -------
    Net cash used in investing activities                      (1,839)         (1,919)
                                                              -------         -------
Cash flows from financing activities:
 Proceeds from long-term debt                                     303             -
 Payments on long-term debt                                   (10,946)        (10,804)
 Proceeds from the sale of treasury stock                       2,352           1,351
 Purchases of treasury stock                                   (6,113)            -
 Dividends                                                     (1,280)           (862)
                                                              -------         -------
    Net cash used in financing activities                     (15,684)        (10,315)
                                                              -------         -------
Effect of exchange rate changes on cash                         3,286         (1,164)
                                                              -------         -------

Net increase in cash and cash equivalents                    $    488        $  5,542
                                                              =======         =======

             MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              December 31, 2003
            (Dollar amounts in thousands, except per share data)


Note 1.  Nature of Operations

Matthews International Corporation ("Matthews"), founded in 1850 and incorporated in Pennsylvania in 1902, is a designer, manufacturer and marketer principally of memorialization products, caskets and cremation equipment for the cemetery and funeral home industries and custom-made products which are used to identify people, places, products and events. The Company's products and operations are comprised of five business segments: Bronze, York Casket, Cremation, Graphics Imaging, and Marking Products. The Bronze segment is a leading manufacturer of cast bronze memorials and other memorialization products, cast and etched architectural products and is a leading builder of mausoleums in the United States. The York Casket segment is a leading casket manufacturer in the United States and produces a wide variety of wood and metal caskets. The Cremation segment is a leading designer and manufacturer of cremation equipment and cremation caskets primarily in North America. The Graphics Imaging segment manufactures and provides printing plates, pre-press services and imaging services for the corrugated and flexible packaging industries. The Marking Products segment designs, manufactures and distributes a wide range of marking equipment and consumables for identifying various consumer and industrial products, components and packaging containers.

The Company has manufacturing and marketing facilities in the United States, Australia, Canada and Europe.


Note 2.  Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information for commercial and industrial companies and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three months ended December 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2003.

The consolidated financial statements include all majority-owned foreign and domestic subsidiaries. The consolidated financial statements also include the accounts of the Company's 50%-owned affiliate, S+T GmbH & Co. KG. All intercompany accounts and transactions have been eliminated.

               (Dollar amounts in thousands, except per share data)


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


Note 3.  Stock-Based Compensation

The Company has accounted for its stock-based compensation plans in accordance with the intrinsic value provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, the Company did not record any compensation expense in the consolidated financial statements for its stock-based compensation plans. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", the following table illustrates the effect on net income and earnings per share had compensation expense been recognized consistent with the fair value provisions of SFAS No. 123, "Accounting for Stock-Based Compensation."

                                                     Three Months Ended
                                                        December 31,
                                                 --------------------------
                                                     2003           2002
                                                     ----           ----
Net income, as reported                             $11,383        $9,273
Net income, pro forma                                11,061         9,015
Basic earnings per share, as reported                 $0.35         $0.30
Diluted earnings per share, as reported                0.35          0.29
Basic earnings per share, pro forma                   $0.34         $0.29
Diluted earnings per share, pro forma                  0.34          0.28



Note 4.  Income Taxes

Income tax provisions for the Company's interim periods are based on the effective income tax rate expected to be applicable for the full year. The difference between the estimated effective tax rate for fiscal 2004 of 38.8% and the Federal statutory rate of 35% primarily reflects the impact of state and foreign income taxes.

                (Dollar amounts in thousands, except per share data)


Note 5.  Earnings Per Share
                                                     Three Months Ended
                                                        December 31,
                                                 --------------------------
                                                     2003           2002
                                                     ----           ----

Net income                                           $11,383        $9,273
                                                      ======         =====

Weighted-average common
 shares outstanding                               32,088,646     31,240,366

Dilutive securities,
 primarily stock options                             513,509        786,757
                                                  ----------     ----------
Diluted weighted-average
 common shares outstanding                        32,602,155     32,027,123
                                                  ==========     ==========


Basic earnings per share                                $.35           $.30
                                                         ===            ===

Diluted earnings per share                              $.35           $.29
                                                         ===            ===


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

            (Dollar amounts in thousands, except per share data)


Information about the Company's segments follows:
                                                     Three Months Ended
                                                        December 31,
                                                 --------------------------
                                                       2003           2002
                                                       ----           ----
Sales to external customers:
  Bronze                                            $ 45,434       $ 42,901
  York Casket                                         30,175         30,159
  Cremation								 5,862	    5,178
  Graphics Imaging                                    26,182         23,242
  Marking Products                                     9,249          7,593
  			                                   -------        -------
                                                    $116,902       $109,073
                                                     =======        =======
Operating profit:
  Bronze                                             $ 9,736        $ 9,373
  York Casket                                          3,963          3,395
  Cremation                                              446            457
  Graphics Imaging                                     3,928          2,628
  Marking Products                                     1,780            981
                                                      ------         ------
                                                     $19,853        $16,834
                                                      ======         ======


Note 7.  Comprehensive Income

Comprehensive income consists of net income adjusted for changes, net of tax, in cumulative foreign currency translation, unrealized investment gains and losses and minimum pension liability. For the three-month periods ended December 31, 2003 and 2002, comprehensive income was $18,069 and $9,916, respectively.


Note 8.  Acquisitions

In August 2003, Matthews acquired Reproservice Eurodigital GmbH Munchen ("Reproservice Munich"), a German graphics and flexographic printing plate manufacturer in Munich, Germany. The transaction was structured as a stock purchase, at an acquisition price of 4.1 million Euros (U.S.$4,800). Products and services of Reproservice Munich include pre-press packaging, digital and analog flexographic printing plates, design, art work, lithography and color separation. The combination of Matthews and Reproservice Munich is an important part of the Matthews strategy to increase its European presence in the graphics industry.

                           (Dollar amounts in thousands, except per share data)


In May 1998, Matthews acquired a 50% interest in O.N.E. Color Communications ("O.N.E."), a digital graphics service company located in Oakland, California. The purchase price consisted of $2,000 cash upon closing plus an additional $2,750 in 2001, which was based upon the attainment of certain operating performance levels of O.N.E. The purchase agreement also required Matthews to acquire the remaining 50% interest no later than May 2004, with the purchase price contingent on the attainment of certain operating performance levels of O.N.E., but not less than $4,500. The accounts of O.N.E. have been included in the consolidated financial statements of Matthews since May 1998 and a liability was recorded for the future minimum payout. Effective July 31, 2003, Matthews completed the purchase of the remaining 50% interest in O.N.E. for $5,700.


Note 9.  Goodwill and Other Intangible Assets

Under Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," goodwill is no longer amortized but is subject to annual review for impairment. In general, when the carrying value of a reporting unit exceeds its implied fair value, an impairment loss must be recognized. For purposes of testing for impairment the Company uses a combination of valuation techniques, including discounted cash flows. Intangible assets are amortized over their estimated useful lives unless such lives are considered to be indefinite. The Company performs its annual impairment review in its second fiscal quarter.

Changes to goodwill, net of accumulated amortization, for the three months ended December 31, 2003, are as follows.

                                               York                Graphics    Marking
                                   Bronze     Casket    Cremation   Imaging   Products     Consolidated
                                  --------   --------   ---------  --------   --------    -------------
Balance at September 30, 2003     $ 72,122    $ 40,706   $ 6,536   $ 35,161    $ 165         $154,690
Additions during period                -           -         -          -         -              -
Translation and
 other adjustments                   1,806         -         -        2,084       -             3,890
                                    ------      ------     ------    ------      ---          -------

Balance at December 31, 2003      $ 73,928    $ 40,706   $ 6,536   $ 37,245    $ 165         $158,580
                                    ======      ======     ======    ======      ===          =======


            (Dollar amounts in thousands, except per share data)

The following tables summarize the carrying amounts and related accumulated amortization for intangible assets as of December 31, 2003 and September 30, 2003, respectively.


	                    York Casket Segment          Cremation Segment
                           --------------------         ------------------
                          Carrying   Accumulated      Carrying    Accumulated
                           Amount    Amortization      Amount     Amortization
                          -------    ------------     --------    ------------
December 31, 2003:
------------------
Trade names               $ 8,000      $  -  *         $  -           $ -
Customer relationships      4,100       (502)             -             -
Copyrights/patents/other    1,300       (181)            300           (42)
                           ------       ----             ---           ---
                          $13,400      $(683)          $ 300          $(42)
                           ======       ====             ===           ===


September 30, 2003:
------------------
Trade names        	   $ 8,000      $  -  *         $  -           $ -
Customer relationships      4,100       (442)             -             -
Copyrights/patents/other    1,300       (159)            300           (37)
                           ------       ----             ---           ---
                          $13,400      $(601)          $ 300          $(37)
                           ======       ====             ===           ===
* Not subject to amortization

Intangible assets established for customer relationships and copyrights, patents and other are amortized over their estimated useful lives of 17 years and 15 years, respectively. For the three-month period ended December 31, 2003, amortization expense on intangible assets was $82 for the York Casket segment and $5 for the Cremation segment. Amortization expense on intangible assets is expected to approximate $350 each year between 2004 and 2008.


Note 10.  Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses the financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." The principal difference between SFAS No. 146 and EITF Issue No. 94-3 relates to its requirements for recognition of a liability for costs associated with an exit or disposal activity. SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue No. 94-3, a liability for exit costs as defined in Issue No. 94-3 was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146, which was effective for exit or disposal activities initiated after December 31, 2002, has not had a material impact on the Company's results of operations or financial position.

            (Dollar amounts in thousands, except per share data)

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). This interpretation addresses consolidation by business enterprises of variable interest entities with certain characteristics. FIN 46 is effective immediately for all variable interest entities created after January 31, 2003. In October 2003, the FASB agreed to defer the effective date of FIN 46 for variable interest entities held by public companies that were acquired before February 1, 2003. The deferral will require that public companies adopt the provisions of FIN 46 for periods ending after December 15, 2003. The adoption of FIN 46 did not have a material impact on the Company's consolidated financial position and results of operations.

In July 2003, the EITF issued Issue No. 00-21 "Revenue Arrangements with Multiple Deliverables." Issue No. 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue generating activities. The provisions of Issue No. 00-21 were effective July 1, 2003, and have been applied prospectively by the Company to the finishing and storage elements of its pre-need sales. Issue No. 00-21 did not have a material impact on the Company's results of operations or financial position.

In December 2003, the FASB issued a revised version of SFAS No. 132 "Employer's Disclosures about Pensions and Other Postretirement Benefits." This statement requires additional disclosures about assets, obligations, cash flows and net periodic benefit costs of defined benefit plans and other defined benefit postretirement plans. The disclosure requirements are effective for annual financial statements with fiscal years ending after December 15, 2003 and for interim periods beginning after December 15, 2003. The disclosure requirements of the revised SFAS No. 132 will be adopted by the Company for the quarter ending March 31, 2004.

In January 2004, the FASB issued FASB Staff Position No. 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" ("FSP 106-1"). FSP 106-1 permits the sponsor of a postretirement health care plan that provides prescription drug benefits to make a one time election to defer accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("the Act"). FSP 106-1 also requires certain other disclosures, whether the deferral is elected or not. In accordance with FSP 106-1, the Company has elected to defer accounting for the Act since the effects of the Act on the Company's postretirement benefit plan have not been calculated. The FASB is expected to issue specific guidance on the accounting for certain elements of the Act which, when adopted by the Company, could require a change to previously reported information regarding the Company's postretirement benefit plan.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Cautionary Statement:

The following discussion should be read in conjunction with the consolidated financial statements of Matthews International Corporation and related notes thereto included in this Quarterly Report on Form 10-Q and the Company's Annual Report on Form 10-K for the year ended September 30, 2003. Any forward-looking statements contained herein are included pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks and uncertainties that may cause the Company's actual results in future periods to be materially different from management's expectations. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove correct. Factors that could cause the Company's results to differ materially from the results discussed in such forward-looking statements principally include changes in domestic or international economic conditions, changes in death rates, changes in product demand or pricing as a result of consolidation in the industries in which the Company operates, changes in product demand or pricing as a result of domestic or international competitive pressures, unknown risks in connection with the Company's acquisitions, and technological factors beyond the Company's control.


Results Of Operations:

The following table sets forth certain income statement data of the Company expressed as a percentage of net sales for the periods indicated.

                               Three months ended          Years ended
                                  December 31,            September 30,
                               ------------------    --------------------
                                  2003    2002      2003(1)  2002   2001(2)
                                  ----    ----      ------    ----  ------
Sales                            100.0%  100.0%     100.0%  100.0%  100.0%
Gross profit                      36.5    35.0       37.1    37.5    42.2
Operating profit                  17.0    15.4       17.5    15.9    18.8
Income before taxes (3)           15.9    13.9       16.0    14.6    18.2
Net income (3)                     9.7     8.5        9.8     8.9    11.2

(1) The fourth quarter of fiscal 2003 included a net pre-tax charge of approximately $1 million from special items which consisted of a pre-tax gain of $2.6 million on the sale of a facility and a goodwill impairment charge of $3.6 million.
(2) Fiscal 2001 included pre-tax income of $500,000 from special items, which consisted of a pre-tax gain of $7.1 million on the sale of a subsidiary and asset impairments, restructuring costs and other special pre-tax charges totaling $6.6 million.
(3) Before cumulative effect of change in accounting. Fiscal 2002 reflected a pre-tax charge of $5.3 million ($.10 per share after-tax) for transitional goodwill impairment.

Sales for the quarter ended December 31, 2003 were $116.9 million and were $7.8 million, or 7.2%, higher than sales of $109.1 million for the three months ended December 31, 2002. Bronze segment sales for the fiscal 2004 first quarter were $45.4 million compared to $42.9 million for the fiscal 2003 first quarter. The increase of 5.9% in Bronze sales reflected higher sales of memorialization products in domestic and international markets, and an increase in the values of foreign currencies against the U.S. dollar. The increase was partially offset by a decline in mausoleum sales in fiscal 2004 compared to the fiscal 2003 first quarter. Sales for the York Casket segment were $30.2 million for the quarter ended December 31, 2003, which was slightly higher than the fiscal 2003 first quarter. York Casket sales reflected a combination of higher unit volume and price, offset by the impact of the divestiture of a small manufacturing facility and several distribution operations in fiscal 2003. Sales for the Cremation segment were $5.9 million for the first quarter of fiscal 2004 compared to $5.2 million for the same period a year ago. The increase reflected increases in the sales of both cremation equipment and cremation caskets. New product introductions during fiscal 2003 contributed to the increase in cremation casket sales. Sales for the Graphics Imaging segment in the first quarter of fiscal 2004 were $26.2 million, an increase of $2.9 million, or 12.6%, from the same period a year ago. The increase primarily resulted from the acquisition of Eurodigital Reproservice GmbH Munchen ("Reproservice Munich") in August 2003 and the increase in the value of the Euro against the U.S. dollar. These increases were partially offset by lower sales in the segment's domestic operations, which primarily related to the closure of two unprofitable facilities in fiscal 2003. Marking Products segment sales for the quarter ended December 31, 2003 were $9.2 million, compared to $7.6 million for the fiscal 2003 first quarter. The increase of $1.6 million, or 21.8%, was principally due to an increase in demand for the segment's products, reflecting an improvement in the domestic economy and new product introductions. In addition, the segment's sales were favorably impacted by an increase in the value of the Swedish Krona against the U.S. dollar. For the first quarter of fiscal 2004, higher foreign currency values against the U.S. dollar had a favorable impact of approximately $4.6 million on the Company's consolidated sales compared to the quarter ended December 31, 2002.

Gross profit for the quarter ended December 31, 2003 was $42.6 million compared to $38.2 million for the same period a year ago, representing an increase of $4.4 million, or 11.6%. Consolidated gross profit as a percent of sales increased from 35.0% for the first quarter of fiscal 2003 to 36.5% for the fiscal 2004 first quarter. The increase in consolidated gross profit and gross margin percentage principally related to higher sales and improved operating efficiencies in several of the Company's segments.

Selling and administrative expenses for the three months ended December 31, 2003 were $22.8 million, compared to $21.4 million for the first quarter of fiscal 2003. The increase of $1.4 million, or 6.6%, primarily resulted from the impact of the increase in the value of foreign currencies against the U.S. dollar, the acquisition of Reproservice Munich in August of 2003 and higher sales. Consolidated selling and administrative expenses, as a percent of sales, were 19.5% for the quarter ended December 31, 2003, compared to 19.6% for the same period last year.

Operating profit for the quarter ended December 31, 2003 was $19.8 million compared to $16.8 million for the three months ended December 31, 2002, representing an increase of 17.9%. Bronze segment operating profit for the fiscal 2004 first quarter was $9.7 million, compared to $9.4 million for the first quarter of fiscal 2003. The increase of 3.9% reflected the segment's higher sales for the quarter and the favorable impact on the results of Caggiati S.p.A. of an increase in the value of the Euro against the U.S. dollar. Operating profit for the York Casket segment for the first quarter of fiscal 2004 was $4.0 million, an increase of $600,000 over the same period a year ago. The increase reflected higher sales combined with the favorable impact of the divestiture of unprofitable manufacturing and distribution operations during fiscal 2003 and operating efficiencies realized in connection with the segment's quality and productivity initiatives. Cremation segment operating profit was $446,000 for the first quarter of fiscal 2004 compared to $457,000 for the quarter ended December 31, 2002. The current period reflected the segment's higher sales during the quarter offset by the effects of a change in employee benefit programs in fiscal 2004 which resulted in a slight increase in related expense. Graphics Imaging operating profit for the quarter ended December 31, 2003 was $3.9 million compared to $2.6 million for the three months ended December 31, 2002, an increase of 49.5%. The segment's operating profit was favorably impacted by sales growth in the Company's European operations combined with an increase in the value of the Euro against the U.S. dollar. Operating profit for the segment's domestic businesses improved as a result of the closure of unprofitable operations in fiscal 2003 and recent cost structure improvements. Operating profit for the Marking Products segment for the fiscal 2004 first quarter was $1.8 million compared to $1.0 million for the same period a year ago. The increase of 81.5% reflected an improved product mix, an increase in the value of the Swedish Krona against the U.S. dollar and higher sales from domestic operations. Higher foreign currency values against the U.S. dollar had a favorable impact of approximately $936,000 on the Company's consolidated operating profit for the quarter ended December 31, 2003 compared to the quarter ended December 31, 2002.

Investment income for the three months ended December 31, 2003 was $351,000 compared to $275,000 for the quarter ended December 31, 2002 primarily resulting from a higher cash and investment balance. Interest expense for the fiscal 2004 first quarter was $451,000, compared to $969,000 for the same period last year. The decrease in interest expense primarily reflected lower debt levels and average interest rates during the three months ended December 31, 2003 compared to the comparable quarter in fiscal 2003.

Other income (deductions), net, for the quarter ended December 31, 2003 represented a reduction in pre-tax income of $86,000, compared to a reduction in pre-tax income of $17,000 for same quarter last year. Minority interest deduction for fiscal 2004 first quarter was $1.1 million, compared to $1.0 million for the first quarter of fiscal 2003. The higher minority interest deduction for the fiscal 2004 first quarter resulted from operating income growth in the Company's European Graphics Imaging businesses.

The Company's effective tax rate for the three months ended December 31, 2003 was 38.8%, which remained unchanged from the effective rate of 38.8% for the fiscal year ended September 30, 2003. The difference between the Company's effective tax rate and the Federal statutory rate of 35% primarily reflected the impact of state and foreign income taxes.

Goodwill:

Under Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," goodwill related to business combinations is no longer amortized, but is subject to annual review for impairment. In general, when the carrying value of a reporting unit exceeds its implied fair value, an impairment loss must be recognized. For purposes of testing for impairment the Company uses a combination of valuation techniques, including discounted cash flows. The Company performs its annual impairment review in its second fiscal quarter.


Liquidity and Capital Resources:

Net cash provided by operating activities was $14.7 million for the three months ended December 31, 2003, compared to $18.9 million for the first quarter of fiscal 2003. Operating cash flow for the fiscal 2004 first quarter primarily reflected net income adjusted for depreciation and amortization (non-cash charges). Operating cash flow for first quarter of fiscal 2004 also included a tax benefit of $870,000 from exercised stock options. For the quarter ended December 31, 2002, operating cash flow primarily reflected net income adjusted for depreciation, amortization, higher collections on accounts receivable and a tax benefit of $1.1 million from exercised stock options.

Cash used in investing activities was $1.8 million for the three months ended December 31, 2003 compared to $1.9 million for the three months ended December 31, 2002. Investing activities for the fiscal 2004 first quarter primarily included capital expenditures of $1.8 million. Investing activities for the first quarter of fiscal 2003 principally reflected capital expenditures of $2.8 million, which was partially offset by proceeds of $941,000 from the sale of assets.

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

Cash used in financing activities for the quarter ended December 31, 2003 was $15.7 million, primarily reflecting net payments on long-term debt of $10.7 million, proceeds of $2.4 million from the sale of treasury stock (stock option exercises), purchases of treasury stock of $6.1 million and dividends of $1.3 million to the Company's shareholders. Cash used in financing activities for the quarter ended December 31, 2002 was $10.3 million, reflecting payments on long-term debt of $10.8 million, net proceeds of $1.4 million from the sale of treasury stock (stock option exercises), and dividends of $862,000 to the Company's shareholders.

On December 3, 2001, the Company entered into a Revolving Credit Facility for $125.0 million with a syndicate of four financial institutions. Borrowings under the facility, which matures on November 30, 2004, bear interest at LIBOR plus a factor ranging from .75% to 1.5% based on the Company's leverage ratio. The leverage ratio is defined as net indebtedness divided by EBITDA (earnings before interest, taxes, depreciation and amortization). The weighted-average interest rate on outstanding borrowings under this facility at December 31, 2003 was 2.12%. The Company is required to pay an annual commitment fee ranging from .20% to .375% (based on the Company's leverage ratio) of the unused portion of the facility. The Revolving Credit Facility requires the Company to maintain minimum levels of consolidated net worth and fixed charge and interest coverage ratios. A portion of the facility (not to exceed $10.0 million) is available for the issuance of trade and standby letters of credit. The outstanding balance on the Revolving Credit Facility at December 31, 2003 was $34.5 million, which has been classified as a current liability.

The Company has a line of credit of $500,000 (Canadian dollars), which provides for borrowings at the bank's prime interest rate. There were no borrowings outstanding on this line of credit at December 31, 2003. Caggiati S.p.A. has four lines of credit totaling approximately U.S.$13.6 million with various Italian banks. Outstanding borrowings on these lines approximated U.S.$3.8 million at December 31, 2003.

The Company has a stock repurchase program, which was initiated in 1996.
Under the program, the Company's Board of Directors has authorized the repurchase of a total of 8,000,000 shares (adjusted for stock splits) of Matthews common stock, of which 7,551,011 shares have been repurchased as of December 31, 2003. The buy-back program is designed to increase shareholder value, enlarge the Company's holdings of its common stock, and add to earnings per share. Repurchased shares may be retained in treasury, utilized for acquisitions, or reissued to employees or other purchasers, subject to the restrictions of the Company's Articles of Incorporation.

Consolidated working capital of the Company was $58.4 million at December 31, 2003, compared to $89.7 million at September 30, 2003. The decline in working capital primarily reflects the classification of the $34.5 million outstanding balance under the Company's Revolving Credit Facility as a current liability at December 31, 2003. Cash and cash equivalents were $67.4 million at December 31, 2003, compared to $67.0 million at September 30, 2003. The Company's current ratio was 1.5 at December 31, 2003 compared to 2.2 at September 30, 2003.


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

At December 31, 2003, an accrual of $11.8 million was recorded for environmental remediation (of which $860,000 has been classified in other current liabilities), representing management's best estimate of the probable and reasonably estimable costs of the Company's known remediation obligations. The accrual, which reflects previously established reserves assumed with the acquisition of York Casket and additional reserves recorded as a purchase accounting adjustment, does not consider the effects of inflation and anticipated expenditures are not discounted to their present value. While final resolution of these contingencies could result in costs different than current accruals, management believes the ultimate outcome will not have a significant effect on the Company's consolidated results of operations or financial position.

Acquisitions:

In August 2003, Matthews acquired Reproservice Eurodigital GmbH Munchen ("Reproservice Munich"), a German graphics and flexographic printing plate manufacturer in Munich, Germany. The transaction was structured as a stock purchase, at an acquisition price of 4.1 million Euros (U.S.$4,800). Products and services of Reproservice Munich include pre-press packaging, digital and analog flexographic printing plates, design, art work, lithography and color separation. The combination of Matthews and Reproservice Munich is an important part of the Matthews strategy to increase its European presence in the graphics industry.

In May 1998, Matthews acquired a 50% interest in O.N.E. Color Communications ("O.N.E."), a digital graphics service company located in Oakland, California. The purchase price consisted of $2,000 cash upon closing plus an additional $2,750 in 2001, which was based upon the attainment of certain operating performance levels of O.N.E. The purchase agreement also required Matthews to acquire the remaining 50% interest no later than May 2004, with the purchase price contingent on the attainment of certain operating performance levels of O.N.E., but not less than $4,500. The accounts of O.N.E. have been included in the consolidated financial statements of Matthews since May 1998 and a liability was recorded for the future minimum payout. Effective July 31, 2003, Matthews completed the purchase of the remaining 50% interest in O.N.E. for $5,700.

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

For the first quarter of fiscal 2004, the Company's earnings of $0.35 per share were 20.7% higher than earnings per share of $0.29 for the same period last year, and were in line with management's internal expectations. Based on anticipated internal growth and considering the favorable impact of the recent changes in the values of foreign currencies against the U.S. dollar, the Company expects to achieve diluted earnings per share of $1.58 for the fiscal year ended September 30, 2004.


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

A summary of the Company's significant accounting policies are included in the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended September 30, 2003. Management believes that the application of these policies on a consistent basis enables the Company to provide useful and reliable financial information about the company's operating results and financial condition. The following accounting policies involve significant estimates, which are considered critical to the preparation of the Company's consolidated financial statements.

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

Revenue Recognition

Revenues are generally recognized when title and risk of loss pass to the customer, which is typically at the time of product shipment. For pre-need sales of memorials and vases, revenue is recognized when the memorial has been manufactured to the customer's specifications (e.g., name and birth date), title has been transferred to the customer and the memorial and vase are placed in storage for future delivery. A liability has been recorded in Estimated Finishing Costs for the estimated costs of finishing pre-need bronze memorials and vases that have been manufactured and placed in storage prior to July 1, 2003 for future delivery.

In July 2003, the Emerging Issues Task Force ("EITF") issued Issue No. 00-21 "Revenue Arrangements with Multiple Deliverables." Issue No. 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue generating activities. The provisions of Issue No. 00-21 were effective July 1, 2003 and have been applied prospectively by the Company to the finishing and storage elements of its pre-need sales. Issue No. 00-21 did not have a material impact on the Company's results of operations or financial position.

At December 31, 2003, the Company held 357,863 memorials and 238,470 vases in its storage facilities under the "pre-need" sales program.

Construction revenues are recognized under the percentage-of-completion method of accounting. The Company offers rebates to certain customers participating in volume purchase programs. Rebates are estimated and recorded as a reduction in sales at the time the Company's products are sold.

LONG-TERM CONTRACTUAL OBLIGATIONS AND COMMITMENTS:

The following table summarizes the Company's contractual obligations at December 31, 2003, and the effect such obligations are expected to have on its liquidity and cash flows in future periods.

                                                            Payments due in fiscal year:
                                                  ------------------------------------------------
                                                     2004                                    After
                                         Total    (remainder)  2005 to 2006   2007 to 2008    2008
                                       ---------  -----------  ------------   ------------  ------
Contractual Cash Obligations:                         (Dollar amounts in thousands)
Revolving credit facility               $ 34,500     $  -         $34,500        $  -       $  -
Notes payable to banks                    14,470      1,255         3,127         2,820      7,268
Short-term borrowings                      3,781      3,781           -             -          -
Capital lease obligations                  1,021        560           448            13        -
Non-cancelable operating leases            8,830      1,978         3,110         2,016      1,726
                                          ------      -----        ------         -----      -----

Total contractual cash obligations       $62,602     $7,574       $41,185        $4,849     $8,994
                                          ======      =====        ======         =====      =====

The Company estimates that benefit payments under its principal retirement plan (including its supplemental retirement plan) and postretirement benefit payments will be $3.7 million and $926,000, respectively, in fiscal 2004, and based on current employment levels these amounts are not expected to change significantly in the next five years. Benefit payments under the Company's principal retirement plan are made from plan assets, while benefit payments under the supplemental retirement plan and the postretirement benefit plan are made from the Company's operating funds. The Company believes that its current liquidity sources, combined with its operating cash flow and borrowing capacity, will be sufficient to meet its capital needs for the foreseeable future.

Accounting Pronouncements:

In June 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses the financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." The principal difference between SFAS No. 146 and EITF Issue No. 94-3 relates to its requirements for recognition of a liability for costs associated with an exit or disposal activity. SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue No. 94-3, a liability for exit costs as defined in Issue No. 94-3 was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146, which was effective for exit or disposal activities initiated after December 31, 2002, has not had a material impact on the Company's results of operations or financial position.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). This interpretation addresses consolidation by business enterprises of variable interest entities with certain characteristics. FIN 46 is effective immediately for all variable interest entities created after January 31, 2003. In October 2003, the FASB agreed to defer the effective date of FIN 46 for variable interest entities held by public companies that were acquired before February 1, 2003. The deferral will require that public companies adopt the provisions of FIN 46 for periods ending after December 15, 2003. The adoption of FIN 46 did not have a material impact on the Company's consolidated financial position and results of operations.

In December 2003, the FASB issued a revised version of SFAS No. 132 "Employer's Disclosures about Pensions and Other Postretirement Benefits." This statement requires additional disclosures about assets, obligations, cash flows and net periodic benefit costs of defined benefit plans and other defined benefit postretirement plans. The disclosure requirements are effective for annual financial statements with fiscal years ending after December 15, 2003 and for interim periods beginning after December 15, 2003. The disclosure requirements of the revised SFAS No. 132 will be adopted by the Company for the quarter ending March 31, 2004.

In January 2004, the FASB issued FASB Staff Position No. 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" ("FSP 106-1"). FSP 106-1 permits the sponsor of a postretirement health care plan that provides prescription drug benefits to make a one time election to defer accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("the Act"). FSP 106-1 also requires certain other disclosures, whether the deferral is elected or not. In accordance with FSP 106-1, the Company has elected to defer accounting for the Act since the effects of the Act on the Company's postretirement benefit plan have not been calculated. The FASB is expected to issue specific guidance on the accounting for certain elements of the Act which, when adopted by the Company, could require a change to previously reported information regarding the Company's postretirement benefit plan.


Item 3.  Quantitative And Qualitative Disclosures About Market Risk

The following discussion about the Company's market risk involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. The Company has market risk related to changes in interest rates, commodity prices and foreign currency exchange rates. The Company does not generally use derivative financial instruments in connection with these market risks.

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

There have been no changes in the Company's internal controls over financial reporting that occurred during the fiscal quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

                          PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     Exhibit
       No.        Description
     -------      -----------
      31.1        Certification of Principal Executive Officer for
                  David M. Kelly
      31.2        Certification of Principal Financial Officer for
                  Steven F. Nicola
      32.1        Certification Pursuant to 18 U.S.C. Section 1350, as adopted
			Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for David M. Kelly.
      32.2        Certification Pursuant to 18 U.S.C. Section 1350, as adopted
			Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
                  for Steven F. Nicola.


(b)	Reports on Form 8-K

     On November 14, 2003, Matthews filed a Current Report on Form 8-K under Item 12 in connection with a press release announcing its earnings for fiscal 2003.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                     MATTHEWS INTERNATIONAL CORPORATION
                                                (Registrant)




Date    2/11/04                                  D.M. Kelly
     ------------                 -----------------------------------------
                                      D.M. Kelly, Chairman of the Board,
                                    President and Chief Executive Officer




Date    2/11/04                                  S.F. Nicola
     ------------                 -----------------------------------------
                                     S.F. Nicola, Chief Financial Officer,
                                           Secretary and Treasurer