Form 10-Q
period 2004-03-31
MATTHEWS INTERNATIONAL CORP
filed 2004-05-10
CIK 63296

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  Form 10-Q


[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934


For The Quarterly Period Ended March 31, 2004

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

                        Yes [X]                No [ ]


As of April 30, 2004, shares of common stock outstanding were:

     Class A Common Stock 32,192,289 shares

                            PART I - FINANCIAL INFORMATION
                 MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
		     (Dollar amounts in thousands, except per share data)

                                                                 March 31, 2004         September 30, 2003
                                                                 --------------         ------------------
ASSETS
Current assets:
Cash and cash equivalents                                               $82,146                    $66,954
Short-term investments                                                    4,601                      4,588
Accounts receivable, net                                                 65,794                     62,883
Inventories:  Materials and finished goods                 $26,939                    $25,576
              Labor and overhead in process                  2,432                      1,489
                                                           -------                    -------
                                                                         29,371                     27,065
Other current assets                                                      3,915                      4,564
                                                                        -------                    -------
   Total current assets                                                 185,827                    166,054
Investments                                                               4,673                      4,561
Property, plant and equipment:  Cost                       146,688                    140,487
 Less accumulated depreciation                             (81,471)                   (70,854)
                                                           -------                    -------
                                                                         65,217                     69,633
Deferred income taxes and other assets                                   28,962                     32,182
Goodwill                                                                157,458                    154,690
Other intangible assets, net                                             12,888                     13,062
                                                                        -------                    -------
Total assets                                                           $455,025                   $440,182
                                                                        =======                    =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Long-term debt, current maturities                                     $ 30,969                   $  6,029
Accounts payable                                                         18,741                     19,805
Accrued compensation                                                     23,367                     24,745
Accrued income taxes                                                     13,519                      1,274
Customer prepayments                                                      1,866                      2,488
Other current liabilities                                                20,088                     21,982
                                                                         ------                     ------
  Total current liabilities                                             108,550                     76,323

Long-term debt                                                           12,209                     57,023
Estimated finishing costs                                                 4,840                      4,863
Postretirement benefits                                                  17,700                     17,644
Environmental reserve                                                    11,028                     11,154
Deferred income taxes                                                     2,297                      3,441
Other liabilities and deferred revenue                                   13,436                     13,506

Shareholders' equity:
 Common stock                                               36,334                     36,334
 Additional paid in capital                                  9,668                      6,476
 Retained earnings                                         280,165                    257,559
 Accumulated other comprehensive income                     11,017                      6,643
 Treasury stock, at cost                                   (52,219)                   (50,784)
                                                           -------                    -------
                                                                        284,965                    256,228
                                                                        -------                    -------
Total liabilities and shareholders' equity                             $455,025                   $440,182
                                                                        =======                    =======

                 MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
                (Dollar amounts in thousands, except per share data)

                                              Three Months Ended           Six Months Ended
                                                 March 31,                     March 31,
                                            ---------------------      -----------------------
                                            2004           2003           2004           2003
                                            ----           ----           ----           ----
Sales                                     $124,987      $115,581        $241,889       $224,654

Cost of sales                              (77,355)      (72,190)       (151,634)      (143,061)
                                           -------       -------        --------       --------
Gross profit                                47,632        43,391          90,255         81,593

Selling and administrative expenses        (23,466)      (22,913)        (46,236)       (44,281)
                                           -------       -------         -------        -------
Operating profit                            24,166        20,478          44,019         37,312

Investment income                              311           356             662            631
Interest expense                              (429)         (703)           (880)        (1,672)
Other income(deductions), net                    1           (28)            (85)           (45)
Minority interest                           (1,499)       (1,131)         (2,566)        (2,101)
                                           -------       -------         -------        -------
Income before income taxes                  22,550        18,972          41,150         34,125

Income taxes                                (8,749)       (7,360)        (15,966)       (13,240)
                                           -------       -------         -------        -------
Net income                                 $13,801       $11,612         $25,184        $20,885
                                           =======       =======         =======        =======



Earnings per share:
 Basic                                      $ .43         $ .37           $ .78           $ .67
                                            =====         =====           =====           =====
 Diluted                                    $ .42         $ .36           $ .77           $ .65
                                            =====         =====           =====           =====

Dividends per share:                         $.04        $.0275            $.08           $.055
                                            =====         =====           =====           =====

                 MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
		    (Dollar amounts in thousands, except per share data)

                                                                Six Months Ended
                                                                    March 31,
                                                           --------------------------
                                                              2004            2003
                                                              ----            ----
Cash flows from operating activities:
 Net income                                                   $25,184         $20,885
 Adjustments to reconcile net income to net cash
   provided by operating activities:
  Depreciation and amortization                                 7,508           7,323
  Change in deferred taxes                                        172             188
  Changes in working capital items                              1,799         (11,791)
  Decrease in other assets                                      3,653           1,001
  Decrease in estimated finishing costs                           (23)         (1,093)
  Increase (decrease) in other liabilities                        (81)          2,062
  Decrease in postretirement benefits                            (190)           (225)
  Tax benefit of exercised stock options				    2,385           2,100
  Net (gain) loss on sales of assets                                1            (348)
                                                              -------         -------
    Net cash provided by operating activities                  40,408          20,102
                                                              -------         -------
Cash flows from investing activities:
 Capital expenditures                                          (3,156)         (4,200)
 Proceeds from sales of assets                                    133           1,256
 Purchases of investment securities                              (143)           (103)
 Proceeds from disposition of investment securities                12              11
                                                               ------          ------
    Net cash used in investing activities                      (3,154)         (3,036)
                                                               ------          ------
Cash flows from financing activities:
 Payments on long-term debt                                   (20,825)        (21,224)
 Proceeds from the sale of treasury stock                       5,623           3,612
 Purchases of treasury stock                                   (6,251)         (2,110)
 Dividends                                                     (2,578)         (1,729)
                                                              -------         -------
    Net cash used in financing activities                     (24,031)        (21,451)
                                                              -------         -------
Effect of exchange rate changes on cash                         1,969           2,555
                                                              -------         -------

Net increase (decrease) in cash and cash equivalents          $15,192        $(1,830)
                                                               ======          ======


             MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               MARCH 31, 2004
		(Dollar amounts in thousands, except per share data)

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


Note 2.  Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information for commercial and industrial companies and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three months and six months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2003.

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

Certain reclassifications have been made in the prior period financial statements to conform to the current period presentation.


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

                                          Three Months Ended                Six Months Ended
                                                March 31,                        March 31,
                                        -------------------------       --------------------------
                                            2004           2003            2004           2003
                                            ----           ----            ----           ----
Net income, as reported                   $13,801        $11,612         $25,184        $20,885
Net income, pro forma                      13,359         11,242          24,420         20,256
Basic earnings per share, as reported         .43            .37             .78            .67
Diluted earnings per share, as reported       .42            .36             .77            .65
Basic earnings per share, pro forma           .41            .36             .76            .65
Diluted earnings per share, pro forma         .41            .35             .75            .64




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

            (Dollar amounts in thousands, except per share data)


Note 5.  Earnings Per Share

                               Three Months Ended              Six Months Ended
                                    March 31,                      March 31,
                            -------------------------     --------------------------
                               2004           2003            2004           2003
                               ----           ----            ----           ----
Net income                     $13,801        $11,612         $25,184        $20,885
                            ==========     ==========      ==========     ==========

Weighted-average common
 shares outstanding         32,212,133     31,438,751      32,155,592     31,336,961

Dilutive securities,
 primarily stock options       488,572        708,751         496,653        749,496
                            ----------     ----------      ----------     ----------
Diluted weighted-average
 common shares outstanding  32,700,705     32,147,502      32,652,245     32,086,457
                            ==========     ==========      ==========     ==========


Basic earnings per share         $ .43          $ .37           $ .78          $ .67
                                  ====           ====            ====           ====

Diluted earnings per share       $ .42          $ .36           $ .77          $ .65
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

Information about the Company's segments follows:

                               Three Months Ended              Six Months Ended
                                    March 31,                      March 31,
                            -------------------------     --------------------------
                                 2004           2003            2004           2003
                                 ----           ----            ----           ----
Sales to external customers:
  Bronze                       $47,171        $44,820         $92,605        $87,721
  York Casket                   33,967         33,617          64,142         63,776
  Cremation                      5,527          5,499          11,389         10,677
  Graphics Imaging              28,743         23,745          54,925         46,987
  Marking Products               9,579          7,900          18,828         15,493
                           -----------    -----------      -----------    -----------
                              $124,987       $115,581        $241,889       $224,654
                           ===========    ===========      ===========    ===========



            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
            (Dollar amounts in thousands, except per share data)


                               Three Months Ended              Six Months Ended
                                    March 31,                      March 31,
                            -------------------------     --------------------------
                                 2004           2003            2004           2003
                                 ----           ----            ----           ----
Operating profit:
  Bronze                       $10,654        $11,810         $20,390        $21,183
  York Casket                    5,664          3,755           9,627          7,150
  Cremation                        511            255             957            712
  Graphics Imaging               5,747          3,700           9,675          6,328
  Marking Products               1,590            958           3,370          1,939
                           -----------    -----------     -----------    -----------
                               $24,166        $20,478         $44,019        $37,312
                           ===========    ===========     ===========    ===========


Note 7.  Comprehensive Income

Comprehensive income consists of net income adjusted for changes, net of tax, in cumulative foreign currency translation, unrealized investment gains and losses and minimum pension liability. For the three months ended March 31, 2004 and 2003, comprehensive income was $11,489 and $16,834, respectively. For the six months ended March 31, 2004 and 2003, comprehensive income was $29,558 and $26,750, respectively.


Note 8.  Goodwill and Other Intangible Assets

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

Changes to goodwill, net of accumulated amortization, for the six months ended March 31, 2004, are as follows.

                                               York                Graphics    Marking
                                   Bronze     Casket    Cremation   Imaging   Products     Consolidated
                                  --------   --------   ---------  --------   --------    -------------
Balance at September 30, 2003     $ 72,122    $ 40,706   $ 6,536   $ 35,161    $ 165         $154,690
Additions during period                -           -         -          -         -              -
Translation and
 other adjustments                   1,341         -         -        1,427       -             2,768
                                    ------      ------     ------    ------      ---          -------

Balance at March 31, 2004         $ 73,463    $ 40,706   $ 6,536   $ 36,588    $ 165         $157,458
                                    ======      ======     ======    ======      ===          =======

The following tables summarize the carrying amounts and related accumulated amortization for intangible assets as of March 31, 2004 and September 30, 2003, respectively.

            (Dollar amounts in thousands, except per share data)

	                    York Casket Segment          Cremation Segment
                           --------------------         ------------------
                          Carrying   Accumulated      Carrying    Accumulated
                           Amount    Amortization      Amount     Amortization
                          -------    ------------     --------    ------------
March 31, 2004:
------------------
Trade names               $ 8,000      $  -  *         $  -           $ -
Customer relationships      4,100       (563)             -             -
Copyrights/patents/other    1,300       (202)            300           (47)
                           ------       ----             ---           ---
                          $13,400      $(765)          $ 300          $(47)
                           ======       ====             ===           ===

September 30, 2003:
------------------
Trade names        	   $ 8,000      $  -  *         $  -           $ -
Customer relationships      4,100       (442)             -             -
Copyrights/patents/other    1,300       (159)            300           (37)
                           ------       ----             ---           ---
                          $13,400      $(601)          $ 300          $(37)
                           ======       ====             ===           ===
* Not subject to amortization

Intangible assets established for customer relationships and copyrights, patents and other are amortized over their estimated useful lives of 17 years and 15 years, respectively. For the three-month period ended March 31, 2004, amortization expense on intangible assets was $82 for the York Casket segment and $5 for the Cremation segment. For the six-month period ended March 31, 2004, amortization expense was $164 for the York Casket segment and $10 for the Cremation segment. Amortization expense on intangible assets is expected to approximate $350 each year between 2004 and 2008.

Note 9.  Pension and Other Postretirement Benefit Plans
The Company provides defined benefit pension and other postretirement plans to certain employees. The following represents the net periodic pension and other postretirement benefit cost (income) for the plans in accordance with the revised version of SFAS No. 132, "Employer's Disclosures about Pensions and Other Postretirement Benefits," as described in Note 11:

                                     Pension               Other Postretirement
                                 ----------------          --------------------
Three months ended March 31,      2004      2003            2004          2003
                                 ------    ------          ------        ------
Service cost                       $906      $759             $99           $72
Interest cost                     1,266     1,208             262           265
Expected return on
 plan assets                     (1,484)   (1,154)             -            -
Amortization:
 Prior service cost                  28        28            (322)         (322)
 Net actuarial loss                 293       313             112           124
                                  -----     -----           -----         -----
Net benefit cost                 $1,009   $ 1,154            $151          $139
                                  =====     =====           =====         =====


            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
            (Dollar amounts in thousands, except per share data)


                                     Pension               Other Postretirement
                                 ----------------          --------------------
Six months ended March 31,        2004      2003            2004          2003
                                 ------    ------          ------        ------
Service cost                    $ 1,813    $1,518            $198          $144
Interest cost                     2,531     2,416             524           530
Expected return on
 plan assets                     (2,968)   (2,308)             -            -
Amortization:
 Prior service cost                  56        56            (644)         (644)
 Net actuarial loss                 586       626             224           248
                                  -----     -----           -----         -----
Net benefit cost                $ 2,018    $2,308            $302          $278
                                  =====     =====           =====         =====


Benefit payments under the Company's principal retirement plan are made from plan assets, while benefit payments under the supplemental retirement plan, postretirement benefit plan and 401(k) plan are made from the Company's operating funds. Due to the full funding limitations, the Company is not required to make any contributions to its principal retirement plan in fiscal year 2004. As of March 31, 2004, contributions of $161 and $381 have been made to the supplemental retirement plan and postretirement plans, respectively. The Company currently anticipates contributing an additional $193 and $545 to fund the supplemental retirement plan and postretirement plan, respectively, for the remainder of fiscal 2004. Contributions to the Company's 401(k) plan approximate $680 per year.

Note 10.  Acquisitions
In August 2003, Matthews acquired Reproservice Eurodigital GmbH Munchen ("Reproservice Munich"), a German graphics and flexographic printing plate manufacturer in Munich, Germany. The transaction was structured as a stock purchase, at an acquisition price of 4.1 million Euros (U.S.$4,800). Products and services of Reproservice Munich include pre-press packaging, digital and analog flexographic printing plates, design, art work, lithography and color separation. The combination of Matthews and Reproservice Munich is an important part of the Matthews strategy to increase its European presence in the graphics industry.

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




       11   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
            (Dollar amounts in thousands, except per share data)

Note 11.  Accounting Pronouncements

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

In December 2003, the FASB issued a revised version of SFAS No. 132 "Employer's Disclosures about Pensions and Other Postretirement Benefits." This statement requires additional disclosures about assets, obligations, cash flows and net periodic benefit costs of defined benefit plans and other defined benefit postretirement plans. The disclosure requirements are effective for annual financial statements with fiscal years ending after December 15, 2003 and for interim periods beginning after December 15, 2003. The disclosure requirements of the revised version of SFAS No. 132 have been adopted by the Company and are included in this quarterly report on Form 10-Q.

In January 2004, the FASB issued FASB Staff Position No. 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" ("FSP 106-1"). FSP 106-1 permits the sponsor of a postretirement health care plan that provides prescription drug benefits to make a one time election to defer accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("the Act"). FSP 106-1 also requires certain other disclosures, whether the deferral is elected or not. In accordance with FSP 106-1, the Company has elected to defer accounting for the Act since the effects of the Act on the Company's postretirement benefit plan have not been calculated. The FASB is expected to issue specific guidance on the accounting for certain elements of the Act which, when adopted by the Company, could require a change to previously reported information regarding the Company's postretirement benefit plan. However, FSP 106-1 is not expected to have a material impact on the Company's consolidated financial position or results of operations.

Note 12.  Subsequent Event
On April 21, 2004, the Company signed an amendment to its Revolving Credit Facility, extending its maturity to April 30, 2009 and modifying certain other terms and covenants. Effective April 30, 2004, the Company increased its outstanding borrowings under the facility to $50,000 and simultaneously entered into an interest rate swap that fixed the interest rate on such borrowings at 3.16% for a five-year period. The interest rate swap has been designated as a cash flow hedge of the future variable interest payments under the revolving credit facility.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Cautionary Statement:

The following discussion should be read in conjunction with the consolidated financial statements of Matthews International Corporation and related notes thereto included in this Quarterly Report on Form 10-Q and the Company's Annual Report on Form 10-K for the year ended September 30, 2003. Any forward-looking statements contained herein are included pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks and uncertainties that may cause the Company's actual results in future periods to be materially different from management's expectations. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove correct. Factors that could cause the Company's results to differ materially from the results discussed in such forward-looking statements principally include changes in domestic or international economic conditions, changes in raw material prices, changes in death rates, changes in product demand or pricing as a result of consolidation in the industries in which the Company operates, changes in product demand or pricing as a result of domestic or foreign competitive pressures, unknown risks in connection with the Company's acquisitions, and technological factors beyond the Company's control.


Results Of Operations:

The following table sets forth certain income statement data of the Company expressed as a percentage of sales for the periods indicated.

                                Six months ended          Years ended
                                    March 31,            September 30,
                               ------------------    --------------------
                                  2004    2003      2003(1)  2002   2001(2)
                                  ----    ----      ------   ----   ------
Sales                            100.0%  100.0%     100.0%  100.0%  100.0%
Gross profit                      37.3    36.3       37.1    37.5    42.2
Operating profit                  18.2    16.6       17.5    15.9    18.8
Income before taxes (3)           17.0    15.2       16.0    14.6    18.2
Net income (3)                    10.4     9.3        9.8     8.9    11.2

(1) The fourth quarter of fiscal 2003 included a net pre-tax charge of approximately $1.0 million from special items which consisted of a pre-tax gain of $2.6 million on the sale of a facility and a goodwill impairment charge of $3.6 million.
(2) Fiscal 2001 included pre-tax income of $500,000 from special items, which consisted of a pre-tax gain of $7.1 million on the sale of a subsidiary and asset impairments, restructuring costs and other special pre-tax charges totaling $6.6 million.
(3) Before cumulative effect of change in accounting. Fiscal 2002 reflected a pre-tax charge of $5.3 million ($.10 per share after-tax) for transitional goodwill impairment.


Sales for the six months ended March 31, 2004 were $241.9 million and were $17.2 million, or 7.7%, higher than sales of $224.7 million for the six months ended March 31, 2003. Bronze segment sales for the first six months of fiscal

2004 were $92.6 million compared to $87.7 million for the first six months of fiscal 2003. The increase of 5.6% in Bronze sales reflected an increase in the values of foreign currencies against the U.S. dollar and higher sales of memorialization products. The increase was partially offset by a decline in mausoleum sales during the first six months of fiscal 2004 compared to the same period in fiscal 2003. Sales for the York Casket Segment were $64.2 million for the first six months of fiscal 2004 compared to $63.8 million for the comparable period of fiscal 2003. The increase reflected higher casket sales, partially offset by the impact of the segment's divestiture of a small manufacturing facility and several distribution operations in fiscal 2003. Sales for the Cremation segment were $11.4 million for the first half of fiscal 2004 compared to $10.7 million for the same period a year ago. The increase reflected higher sales of cremation equipment and cremation caskets compared to the same period last year. Sales for the Graphics Imaging segment in the first half of fiscal 2004 were $54.9 million, compared to $47.0 million for the same period a year ago. The increase primarily reflected an increase in the value of the Euro against the U.S. dollar, the acquisition of Reproservice Eurodigital GmbH Munchen ("Reproservice Munich") in August 2003 and higher sales in the segment's other European operations. Marking Products segment sales for the six months ended March 31, 2004 were $18.8 million, compared to $15.5 million for the first six months of fiscal 2003. The increase of $3.3 million, or 21.5%, was principally due to an increase in demand for the segment's products, reflecting a continued improvement in the U.S. economy and new product introductions. In addition, the segment's sales were positively affected by an increase in the value of the Swedish Krona
against the U.S. dollar.    For the first six months of fiscal 2004, higher
foreign currency values against the U.S. dollar had a favorable impact of approximately $8.9 million on the Company's consolidated sales compared to the first six months of fiscal 2003.

Gross profit for the six months ended March 31, 2004 was $90.3 million, compared to $81.6 million for the six months ended March 31, 2003. Consolidated gross profit as of percent of sales increased from 36.3% for the first half of fiscal 2003 to 37.3% for the first six months of fiscal 2004. The increase in consolidated gross profit and gross profit percentage primarily resulted from higher sales and improved operating efficiencies in the York Casket and Marking Products segments. The Bronze segment's gross margin for the first six months of fiscal 2004 included a charge for the cost of early retirement and other severance costs incurred during March 2004 and the impact of higher raw ingot prices during fiscal 2004 compared to fiscal 2003. Gross profit for the Bronze segment for the first six months of fiscal 2003 included the benefit of a reduction in the segment's pre-need finishing cost liability due to manufacturing efficiencies.

Selling and administrative expenses for the six months ended March 31, 2004 were $46.2 million, compared to $44.3 million for the first half of fiscal 2003. The increase of $1.9 million, or 4.4%, primarily resulted from higher sales, the acquisition of Reproservice Munich in August 2003 and the impact of the increase in values of foreign currencies against the U.S. dollar. Consolidated selling and administrative expenses, as a percent of sales were 19.1% for the six months ended March 31, 2004, compared to 19.7% for the same period last year.

Operating profit for the six months ended March 31, 2004 was $44.0 million, representing an increase of $6.7 million, or 18.0%, over operating profit of $37.3 million for the six months ended March 31, 2003. Bronze segment operating profit for the first six months of fiscal 2004 was $20.4 million, compared to $21.2 million for the first half of fiscal 2003. The decrease of

3.7% reflected the absence of a one-time favorable adjustment recorded in fiscal 2003 related to the segment's pre-need memorial finishing cost liability. In addition, current period results were negatively affected by early retirement and severance costs as well as increased bronze ingot costs. Operating profit for the York Casket segment for the first six months of fiscal 2004 was $9.6 million, an increase of $2.5 million, or 34.6%, over the same period a year ago. The increase reflected the favorable impact of the divestiture of unprofitable manufacturing and distribution operations during fiscal 2003, operating efficiencies realized in connection with productivity and quality initiatives at several of the segment's manufacturing facilities and a reduction in administrative expenses. Operating profit for the Cremation segment for the first six months of fiscal 2004 was $957,000 compared to $712,000 for the same period in fiscal 2003. The 34.4% increase reflected higher sales for the period and the benefit of operating and administrative efficiencies realized during fiscal 2004. Graphics Imaging operating profit for the six months ended March 31, 2004 was $9.7 million compared to $6.3 million for the six months ended March 31, 2003. The segment's operating profit was favorably impacted by the acquisition of Reproservice Munich in August 2003, sales growth in the Company's other European operations and an increase in the value of the Euro against the U.S. dollar. Additionally, operating profit for the segment's domestic operations increased as a result of the closure of unprofitable operations in fiscal 2003
and recent cost structure improvements.   Operating profit for the Marking
Products segment for the first half of fiscal 2004 was $3.4 million, representing an increase of $1.4 million over the same period a year ago. The increase of 73.8% reflected the impact of higher sales and an increase in the value of the Swedish Krona against the U.S. dollar. Higher foreign currency values against the U.S. dollar had a favorable impact of approximately $2.0 million on the Company's consolidated operating profit for the six months ended March 31, 2004 compared to the six months ended March 31, 2003.

Investment income for the six months ended March 31, 2004 was $662,000, compared to $631,000 for the six months ended March 31, 2003. Interest expense for the first half of fiscal 2004 was $880,000, compared to $1.7 million for the same period last year. The decline in interest expense reflected a lower level of debt during the fiscal 2004 six-month period combined with a reduction in the average borrowing rate.

Other income (deductions), net, for the six months ended March 31, 2004 represented a reduction in pre-tax income of $85,000, compared to a reduction in pre-tax income of $45,000 for same period last year. Minority interest deduction for the first half of fiscal 2004 was $2.6 million, compared to $2.1 million for the first half of fiscal 2003. The higher minority interest deduction for fiscal 2004 resulted from operating income growth in the Company's four European Graphics Imaging businesses that are not wholly owned.

The Company's effective tax rate for the six months ended March 31, 2004 was 38.8%, which remained unchanged from the effective rate of 38.8% for the fiscal year ended September 30, 2003. The difference between the Company's effective tax rate and the Federal statutory rate of 35% primarily reflected the impact of state and foreign income taxes.


Goodwill:

Under Statement of Financial Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", goodwill related to business combinations is no longer amortized, but is subject to periodic review for impairment. In general, when the carrying value of a reporting unit exceeds its implied fair value, an impairment loss must be recognized. For purposes of testing for impairment, the Company uses a combination of valuation techniques, including discounted cash flows. The Company performed its annual impairment review in the second quarter of fiscal 2004 and determined that no additional adjustments to the carrying values of goodwill were necessary at this time.


Liquidity and Capital Resources:

Net cash provided by operating activities was $40.4 million for the six months ended March 31, 2004, compared to $20.1 million for the first six months of fiscal 2003. Operating cash flow for the first half of fiscal 2004 primarily reflected net income adjusted for depreciation and amortization (non-cash charges) and a tax benefit of $2.4 million from exercised stock options. For the six months ended March 31, 2003, operating cash flow primarily reflected net income adjusted for depreciation and amortization and payments to customers in the second quarter of fiscal 2003 under the York Casket segment's rebate programs. Operating cash flow for first six months of fiscal 2003 also included a tax benefit of $2.1 million from exercised stock options.

Cash used in investing activities was $3.2 million for the six months ended March 31, 2004, compared to $3.0 million for the six months ended March 31, 2003. Investing activities for the first six months of fiscal 2004 primarily included capital expenditures of $3.2 million. Investing activities for the first six months of fiscal 2003 primarily included capital expenditures of $4.2 million, which was partially offset by proceeds of $1.4 million from the sale of assets.

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

Cash used in financing activities for the six months ended March 31, 2004 was $24.0 million, reflecting payments on long-term debt of $20.8 million, purchases of treasury stock of $6.2 million, and dividends of $2.6 million to the Company's shareholders, partially offset by proceeds of $5.6 million from the sale of treasury stock (stock option exercises). Cash used in financing activities for the six months ended March 31, 2003 was $21.4 million, reflecting payments on long-term debt of $21.2 million, purchases of treasury stock of $2.1 million, and dividends of $1.7 million to the Company's shareholders, partially offset by proceeds of $3.6 million from the sale of treasury stock (stock option exercises).

On December 3, 2001, the Company entered into a Revolving Credit Facility for $125.0 million with a syndicate of financial institutions. The facility was scheduled to mature on November 30, 2004. On April 21, 2004, the Company signed an amendment to the facility which extends its maturity to April 30, 2009. Borrowings under the amended facility bear interest at LIBOR plus a factor ranging from .50% to 1.00% based on the Company's leverage ratio. The leverage ratio is defined as net indebtedness divided by EBITDA (earnings before interest, taxes, depreciation and amortization). The Company is required to pay an annual commitment fee ranging from .20% to .30% (based on the Company's leverage ratio) of the unused portion of the facility. The

Revolving Credit Facility, as amended, requires the Company to maintain certain leverage and interest coverage ratios. A portion of the facility (not to exceed $10.0 million) is available for the issuance of trade and standby letters of credit.

The Company borrowed $124.5 million under the original Revolving Credit Facility on December 3, 2001 in connection with the acquisition of York Casket, and for the repayment of all amounts outstanding under its previous credit facility. The outstanding balance on the Revolving Credit Facility was $24.5 million at March 31, 2004. The weighted-average interest rate on outstanding borrowings under this facility at March 31, 2004 was 2.1%.

Effective April 30, 2004, the Company increased its outstanding borrowings under the facility to $50.0 million and simultaneously entered into an interest rate swap that fixed the interest rate on such borrowings at 3.16% for a five-year period. The interest rate swap has been designated as a cash flow hedge of the future variable interest payments under the revolving credit facility.

Caggiati S.p.A. has four lines of credit totaling approximately U.S.$13.3 million with various Italian banks. Outstanding borrowings on these lines approximated U.S.$4.2 million at March 31, 2004.

The Company has a stock repurchase program, which was initiated in 1996. Under the program, the Company's Board of Directors authorized the repurchase of a total of 8,000,000 shares (adjusted for stock splits) of Matthews common stock, of which 7,563,311 shares have been repurchased as of March 31, 2004. On April 23, 2004, the Company announced that its Board of Directors authorized the continuance of the repurchase program and increased the total authorization for stock repurchases to 10,000,000 shares. The repurchase program is designed to increase shareholder value, enlarge the Company's holdings of its common stock, and add to earnings per share. Repurchased shares may be retained in treasury, utilized for acquisitions, or reissued to employees or other purchasers, subject to the restrictions of the Company's Restated Articles of Incorporation.


Consolidated working capital of the Company was $77.3 million at March 31, 2004, compared to $89.7 million at September 30, 2003. Cash and cash equivalents were $82.1 million at March 31, 2004, compared to $67.0 million at September 30, 2003. The Company's current ratio was 1.7 at March 31, 2004 and
2.2 at September 30, 2003. A significant factor in the reductions in working capital and current ratio is the classification of outstanding borrowings under the Revolving Credit Facility as a current liability, since the maturity of the facility (before the amendment on April 21, 2004) was November 30, 2004.


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

At March 31, 2004, an accrual of $11.6 million was recorded for environmental remediation (of which $610,000 has been classified in other current liabilities), representing management's best estimate of the probable and reasonably estimable costs of the Company's known remediation obligations. The accrual, which reflects previously established reserves assumed with the acquisition of York Casket and additional reserves recorded as a purchase accounting adjustment, does not consider the effects of inflation and anticipated expenditures are not discounted to their present value. While final resolution of these contingencies could result in costs different than current accruals, management believes the ultimate outcome will not have a significant effect on the Company's consolidated results of operations or financial position.


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

In May 1998, Matthews acquired a 50% interest in O.N.E. Color Communications ("O.N.E."), a digital graphics service company located in Oakland, California. The purchase price consisted of $2.0 million cash upon closing plus an additional $2.75 million in 2001, which was based upon the attainment of certain operating performance levels of O.N.E. The purchase agreement also required Matthews to acquire the remaining 50% interest no later than May 2004, with the purchase price contingent on the attainment of certain operating performance levels of O.N.E., but not less than $4.5 million. The accounts of O.N.E. have been included in the consolidated financial statements of Matthews since May 1998 and a liability was recorded for the future minimum payout. Effective July 31, 2003, Matthews completed the purchase of the remaining 50% interest in O.N.E. for $5.7 million.


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

For the first six months of fiscal 2004, the Company's earnings of $0.77 per share were in line with management's expectations and represented an increase of 18.5% over earnings per share of $0.65 for the same period last year.
Based on the expected impact of the Company's recent acquisitions, anticipated internal growth and also considering recent significant increases in bronze ingot and steel costs, the Company expects diluted earnings per share to be in the range of $1.55 to $1.58 for the fiscal year ended September 30, 2004.

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

In July 2003, the Emerging Issues Task Force ("EITF") issued Issue No. 00-21 "Revenue Arrangements with Multiple Deliverables." Issue No. 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue generating activities. The provisions of Issue No. 00-21 were effective July 1, 2003 and have been applied prospectively by the Company to the finishing and storage elements of its pre-need sales. Beginning July 1, 2003, revenue is deferred by the Company on the portion of pre-need sales attributable to the final finishing and storage of the pre-need merchandise. Deferred revenue for final finishing is recognized at the time the pre-need merchandise is finished and shipped to the customer. Deferred revenue related to storage is recognized on a straight-line basis over the estimated average time that pre-need merchandise is held in storage. Issue No. 00-21 did not have a material impact on the Company's results of operations or financial position.

At March 31, 2004, the Company held 359,832 memorials and 237,760 vases in its storage facilities under the pre-need sales program.

Construction revenues are recognized under the percentage-of-completion method of accounting. The Company offers rebates to certain customers participating in volume purchase programs. Rebates are estimated and recorded as a reduction in sales at the time the Company's products are sold.


LONG-TERM CONTRACTUAL OBLIGATIONS AND COMMITMENTS:

The following table summarizes the Company's contractual obligations at March 31, 2004, and the effect such obligations are expected to have on its liquidity and cash flows in future periods.

                                                            Payments due in fiscal year:
                                                  ------------------------------------------------
                                                     2004                                    After
                                         Total    (remainder)  2005 to 2006   2007 to 2008    2008
                                       ---------  -----------  ------------   ------------  ------
Contractual Cash Obligations:                         (Dollar amounts in thousands)
Revolving credit facility(1)             $24,500      $ -         $24,500         $ -        $ -
Notes payable to banks                    13,663        845         3,054         2,632      7,132
Short-term borrowings                      4,214      4,214           -             -          -
Capital lease obligations                    801        346           443            12        -
Non-cancelable operating leases           10,190      1,439         3,916         2,729      2,106
                                         -------     ------        ------         -----     ------

Total contractual cash obligations       $53,368     $6,844       $31,913        $5,373     $9,238
                                         =======     ======        ======         =====     ======
<F/N>
(1) On April 21, 2004, the Company signed an amendment to its Revolving Credit Facility, extending its maturity to April 30, 2009 and modifying certain other terms and covenants.  Effective April
30, 2004, the Company increased its outstanding borrowings under the facility to $50,000 and simultaneously entered into an interest rate swap that fixed the interest rate on such borrowings at 3.16% for a five-year period.  The interest rate swap has been designated as a cash flow hedge of the future variable interest payments under the revolving credit facility.


Benefit payments under the Company's principal retirement plan are made from plan assets, while benefit payments under the supplemental retirement plan, postretirement benefit plan and 401(k) plan are made from the Company's operating funds. Due to the full funding limitations, the Company is not required to make any contributions to its principal retirement plan in fiscal year 2004. As of March 31, 2004, contributions of $161,000 and $381,000 have been made to the supplemental retirement plan and postretirement plans, respectively. The Company currently anticipates contributing an additional $193,000 and $545,000 to fund the supplemental retirement plan and postretirement plan, respectively, for the remainder of fiscal 2004. Contributions to the Company's 401(k) plan approximate $680,000 per year.
The Company believes that its current liquidity sources, combined with its operating cash flow and borrowing capacity, will be sufficient to meet its capital needs for the foreseeable future.

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

In December 2003, the FASB issued a revised version of SFAS No. 132 "Employer's Disclosures about Pensions and Other Postretirement Benefits." This statement requires additional disclosures about assets, obligations, cash flows and net periodic benefit costs of defined benefit plans and other defined benefit postretirement plans. The disclosure requirements are effective for annual financial statements with fiscal years ending after December 15, 2003 and for interim periods beginning after December 15, 2003. The disclosure requirements of the revised version of SFAS No. 132 have been adopted by the Company and are included in this quarterly report on Form 10-Q.

In January 2004, the FASB issued FASB Staff Position No. 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" ("FSP 106-1"). FSP 106-1 permits the sponsor of a postretirement health care plan that provides prescription drug benefits to make a one time election to defer accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("the Act"). FSP 106-1 also requires certain other disclosures, whether the deferral is elected or not. In accordance with FSP 106-1, the Company has elected to defer accounting for the Act since the effects of the Act on the Company's postretirement benefit plan have not been calculated. The FASB is expected to issue specific guidance on the accounting for certain elements of the Act which, when adopted by the Company, could require a change to previously reported information regarding the Company's postretirement benefit plan. However, FSP 106-1 is not expected to have a material impact on the Company's consolidated financial position or results of operations.

Item 3.  Quantitative And Qualitative Disclosures About Market Risk

The following discussion about the Company's market risk involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. The Company has market risk related to changes in interest rates, commodity prices and foreign currency exchange rates. The Company does not generally use derivative financial instruments in connection with these market risks. However, under the Revolving Credit Facility, as amended, the Company entered into an interest rate swap arrangement effective April 30, 2004 to fix the interest rate at 3.16% on its outstanding borrowings of $50.0 million.

The Company's most significant long-term debt instrument is the Revolving Credit Facility, as amended, which bears interest at variable rates based on LIBOR and the carrying amount of such debt approximates fair value. In the normal course of business, the Company is exposed to commodity price fluctuations related to the purchases of certain materials and supplies (such as bronze ingot, steel and wood) used in its manufacturing operations. The Company obtains competitive prices for materials and supplies when available. The Company is subject to foreign currency exchange rate changes in the conversion from local currencies to the U.S. dollar of the reported financial position and operating results of its non-U.S. based subsidiaries.

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

There have been no changes in the Company's internal controls over financial reporting that occurred during the fiscal quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

                          PART II - OTHER INFORMATION


Item 2. Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Stock Repurchase Plan

The Company has a stock repurchase program, which was initiated in 1996. Under the program, the Company's Board of Directors has authorized the repurchase of a total of 8,000,000 shares (adjusted for stock splits) of Matthews common stock, of which 7,563,311 shares have been repurchased as of March 31, 2004. All purchases of the Company's common stock during the first six months of fiscal 2004 were part of this repurchase program.

The following table shows the monthly fiscal 2004 stock repurchase activity:

                                                           Total number of
                                                Average    shares purchased      Maximum number
                                Total number     price       as part of a      of shares that yet
                                  of shares     paid per   publicly announced   may be purchased
Period                            purchased      share           plan           under the plan (1)
------                          ------------    --------   ------------------   -----------------
October 1, 2003 through
October 31, 2003                  158,300        $27.63        158,300              509,768
November 1, 2003 through
November 30, 2003                  60,700         28.62         60,700              449,068
December 1, 2003 through
December 31, 2003                      79         28.70             79              448,989
January 1, 2004 through
January 31, 2004                       -            -              -                448,989
February 1, 2004 through
February 29, 2004                      -            -              -                448,989
March 1, 2004 through
March 31, 2004                     12,300         32.03         12,300              436,689
                                  -------         -----        -------              =======
Total                             231,379         28.12        231,379
                                  =======         =====        =======

(1) In April 2004 the Company's Board of Directors authorized the purchase of an additional
2,000,000 shares of Matthews common stock, bringing the total authorization for stock repurchases to 10,000,000 shares.


Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of the Shareholders of Matthews International Corporation was held on February 19, 2004. A total of 32,113,969 shares of Class A Common Stock were eligible to vote at such meeting.

The matters voted upon at such meeting were as follows:

1.   Election of Directors:
     The following individuals were nominated for election to the Board of Directors for a term expiring at the Annual Meeting of Shareholders in the year indicated.

                                                        Votes
                                            -----------------------------
                              Term                             Withhold
     Nominee               Expiration           For            Authority
     -------               ----------       -----------       -----------
     G.R. Mahone              2006           22,236,537         6,669,985
     D.J. DeCarlo             2007           22,284,084         6,622,438
     R.J. Kavanaugh           2007           28,441,279           465,243
     J.P. O'Leary, Jr.        2007           28,397,618           508,904

     The nominations were made by the Board of Directors and no other nominations were made by any shareholder. The nominees had currently been members of the Board of Directors at the date of the Annual Meeting.

     The terms of the following additional directors continued after the meeting: D.M. Kelly, W.J. Stallkamp and J.D. Turner.

2.   Selection of Auditors:
     The shareholders voted to ratify the appointment by the Audit Committee of the Board of Directors of PricewaterhouseCoopers LLP as independent auditors to audit the records of the Company for the year ending September 30, 2004.

                     Votes For:           28,157,070
                     Votes Against:          718,128
                     Abstaining:              31,324


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     Exhibit
       No.        Description
     -------      -----------
      10.1        First Amendment to Revolving Credit Facility

31.1	Certification of Principal Executive Officer for David M.
                  Kelly.
31.2	Certification of Principal Financial Officer for Steven F.
            Nicola.
      32.1        Certification Pursuant to 18 U.S.C. Section 1350, as adopted
			Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for David M. Kelly.
      32.2        Certification Pursuant to 18 U.S.C. Section 1350, as adopted
			Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
                  for Steven F. Nicola.

(b)  Reports on Form 8-K

     On January 21, 2004, Matthews filed a Current Report on Form 8-K under
     Item 12 in connection with a press release announcing its earnings for the quarter ended December 31, 2003.

     On February 17, 2004, Matthews filed a Current Report on Form 8-K under
     Item 9 in connection with a press release announcing personnel changes.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                     MATTHEWS INTERNATIONAL CORPORATION
                                                (Registrant)




Date   5/10/04                                 D.M. Kelly
     ------------                 -----------------------------------------
                                      D.M. Kelly, Chairman of the Board,
                                    President and Chief Executive Officer




Date   5/10/04                                 S.F. Nicola
     ------------                 -----------------------------------------
                                      S.F. Nicola, Chief Financial Officer,
                                             Secretary and Treasurer