Form 10-Q
period 2004-06-30
MATTHEWS INTERNATIONAL CORP
filed 2004-08-10
CIK 63296

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  Form 10-Q


[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934


For The Quarterly Period Ended June 30, 2004

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

                        Yes [X]                No [ ]


As of July 31, 2004, shares of common stock outstanding were:

     Class A Common Stock 32,267,330 shares

                            PART I - FINANCIAL INFORMATION
                 MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
		     (Dollar amounts in thousands, except per share data)

                                                                  June 30, 2004         September 30, 2003
                                                                  -------------         ------------------
ASSETS
Current assets:
Cash and cash equivalents                                              $109,481                    $66,954
Short-term investments                                                   16,634                      4,588
Accounts receivable, net                                                 66,141                     62,883
Inventories:  Materials and finished goods                 $27,884                    $25,576
              Labor and overhead in process                  2,859                      1,489
                                                           -------                    -------
                                                                         30,743                     27,065
Other current assets                                                      3,751                      4,564
                                                                        -------                    -------
   Total current assets                                                 226,750                    166,054
Investments                                                               7,650                      4,561
Property, plant and equipment:  Cost                       147,967                    140,487
 Less accumulated depreciation                             (82,941)                   (70,854)
                                                           -------                    -------
                                                                         65,026                     69,633
Deferred income taxes and other assets                                   26,061                     32,182
Goodwill                                                                156,847                    154,690
Other intangible assets, net                                             12,801                     13,062
                                                                        -------                    -------
Total assets                                                           $495,135                   $440,182
                                                                        =======                    =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Long-term debt, current maturities                                     $ 18,209                   $  6,029
Accounts payable                                                         17,913                     19,805
Accrued compensation                                                     26,786                     24,745
Accrued income taxes                                                     17,197                      1,274
Customer prepayments                                                      2,367                      2,488
Other current liabilities                                                19,056                     21,982
                                                                         ------                     ------
  Total current liabilities                                             101,528                     76,323

Long-term debt                                                           51,795                     57,023
Estimated finishing costs                                                 4,798                      4,863
Postretirement benefits                                                  17,678                     17,644
Environmental reserve                                                    10,713                     11,154
Deferred income taxes                                                     2,274                      3,441
Other liabilities and deferred revenue                                   13,245                     13,506

Shareholders' equity:
 Common stock                                               36,334                     36,334
 Additional paid in capital                                 10,250                      6,476
 Retained earnings                                         293,264                    257,559
 Accumulated other comprehensive income                     10,309                      6,643
 Treasury stock, at cost                                   (57,053)                   (50,784)
                                                           -------                    -------
                                                                        293,104                    256,228
                                                                        -------                    -------
Total liabilities and shareholders' equity                             $495,135                   $440,182
                                                                        =======                    =======

                 MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
                (Dollar amounts in thousands, except per share data)

                                              Three Months Ended           Nine Months Ended
                                                 June 30,                     June 30,
                                            ---------------------      -----------------------
                                            2004           2003           2004           2003
                                            ----           ----           ----           ----
Sales                                     $120,635      $116,145        $362,524       $340,799

Cost of sales                              (72,181)      (71,696)       (223,815)      (214,757)
                                           -------       -------        --------       --------
Gross profit                                48,454        44,449         138,709        126,042

Selling and administrative expenses        (23,242)      (22,876)        (69,478)       (67,157)
                                           -------       -------         -------        -------
Operating profit                            25,212        21,573          69,231         58,885

Investment income                              435           354           1,097            985
Interest expense                              (613)         (578)         (1,493)        (2,250)
Other income (deductions), net                (118)          (84)           (203)          (129)
Minority interest                           (1,418)       (1,179)         (3,984)        (3,280)
                                           -------       -------         -------        -------
Income before income taxes                  23,498        20,086          64,648         54,211

Income taxes                                (9,118)       (7,797)        (25,084)       (21,037)
                                           -------       -------         -------        -------
Net income                                 $14,380       $12,289         $39,564        $33,174
                                           =======       =======         =======        =======



Earnings per share:
 Basic                                      $ .45         $ .38           $1.23           $1.05
                                            =====         =====           =====           =====
 Diluted                                    $ .44         $ .38           $1.21           $1.03
                                            =====         =====           =====           =====

Dividends per share:                         $.04        $.0275            $.12          $.0825
                                            =====         =====           =====           =====

                 MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
		    (Dollar amounts in thousands, except per share data)

                                                                Nine Months Ended
                                                                    June 30,
                                                           --------------------------
                                                              2004            2003
                                                              ----            ----
Cash flows from operating activities:
 Net income                                                   $39,564         $33,174
 Adjustments to reconcile net income to net cash
   provided by operating activities:
  Depreciation and amortization                                11,138          11,044
  Change in deferred taxes                                        165             339
  Changes in working capital items                              7,526         (13,086)
  Decrease in other assets                                      5,138           2,555
  Decrease in estimated finishing costs                           (65)         (1,090)
  Decrease in other liabilities                                  (585)         (4,395)
  Decrease in postretirement benefits                            (212)           (375)
  Tax benefit of exercised stock options				    2,805           5,100
  Net gain on sales of assets                                    (133)           (336)
                                                              -------         -------
    Net cash provided by operating activities                  65,341          32,930
                                                              -------         -------
Cash flows from investing activities:
 Capital expenditures                                          (6,826)         (6,761)
 Proceeds from sales of assets                                    850           2,216
 Purchases of investment securities                           (15,193)           (145)
 Proceeds from disposition of investment securities                17              16
                                                               ------          ------
    Net cash used in investing activities                     (21,152)         (4,674)
                                                               ------          ------
Cash flows from financing activities:
 Proceeds from long-term debt                                  52,066             -
 Payments on long-term debt                                   (45,907)        (31,495)
 Proceeds from the sale of treasury stock                       7,271          10,685
 Purchases of treasury stock                                  (12,570)         (2,199)
 Dividends                                                     (3,859)         (2,615)
                                                              -------         -------
    Net cash used in financing activities                      (2,999)        (25,624)
                                                              -------         -------
Effect of exchange rate changes on cash                         1,337           4,205
                                                              -------         -------

Net increase in cash and cash equivalents                     $42,527         $ 6,837
                                                               ======          ======


             MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               JUNE 30, 2004
		(Dollar amounts in thousands, except per share data)

Note 1.  Nature of Operations

Matthews International Corporation ("Matthews"), founded in 1850 and incorporated in Pennsylvania in 1902, is a designer, manufacturer and marketer principally of memorialization products, caskets and cremation equipment for the cemetery and funeral home industries; merchandising solutions; and custom-made products which are used to identify people, places, products and events. The Company's products and operations are comprised of six business segments:
Bronze, York Casket, Cremation, Graphics Imaging, Marking Products and, as of July 19,2004, Merchandising Solutions (see Note 13). The Bronze segment is a leading manufacturer of cast bronze memorials and other memorialization products, cast and etched architectural products and is a leading builder of mausoleums in the United States. The York Casket segment is a leading casket manufacturer in the United States and produces a wide variety of wood and metal caskets. The Cremation segment is a leading designer and manufacturer of cremation equipment and cremation caskets primarily in North America. The Graphics Imaging segment manufactures and provides printing plates, pre-press services and imaging services for the corrugated and flexible packaging industries. The Marking Products segment designs, manufactures and distributes a wide range of marking equipment and consumables for identifying various consumer and industrial products, components and packaging containers.

The Company has manufacturing and marketing facilities in the United States, Australia, Canada and Europe.


Note 2.  Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information for commercial and industrial companies and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three months and nine months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2003.

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

                                          Three Months Ended                Nine Months Ended
                                                June 30,                        June 30,
                                        -------------------------       --------------------------
                                            2004           2003            2004           2003
                                            ----           ----            ----           ----
Net income, as reported                   $14,380        $12,289         $39,564        $33,174
Net income, pro forma                      13,939         11,919          38,359         32,175
Basic earnings per share, as reported         .45            .38            1.23           1.05
Diluted earnings per share, as reported       .44            .38            1.21           1.03
Basic earnings per share, pro forma           .43            .37            1.19           1.02
Diluted earnings per share, pro forma         .43            .37            1.18           1.01




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

            (Dollar amounts in thousands, except per share data)


Note 5.  Earnings Per Share

                               Three Months Ended              Nine Months Ended
                                    June 30,                      June 30,
                            -------------------------     --------------------------
                               2004           2003            2004           2003
                               ----           ----            ----           ----
Net income                     $14,380        $12,289         $39,564        $33,174
                            ==========     ==========      ==========     ==========

Weighted-average common
 shares outstanding         32,252,258     31,845,791      32,172,931     31,523,848

Dilutive securities,
 primarily stock options       466,418        497,032         486,574        664,760
                            ----------     ----------      ----------     ----------
Diluted weighted-average
 common shares outstanding  32,718,676     32,342,823      32,659,505     32,188,608
                            ==========     ==========      ==========     ==========


Basic earnings per share         $ .45          $ .38           $1.23          $1.05
                                  ====           ====            ====           ====

Diluted earnings per share       $ .44          $ .38           $1.21          $1.03
                                  ====           ====            ====           ====


Note 6.  Segment Information

The Company's products and operations are comprised of six business segments:
Bronze, York Casket, Cremation, Graphics Imaging, Marking Products and, as of July 19, 2004, Merchandising Solutions (see Note 13). The segments are described under Nature of Operations (Note 1). Management evaluates segment performance based on operating profit (before income taxes) and does not allocate non-operating items such as investment income, interest expense, other income (deductions), net and minority interest.

Information about the Company's segments follows:

                               Three Months Ended              Nine Months Ended
                                    June 30,                      June 30,
                            -------------------------     --------------------------
                                 2004           2003            2004           2003
                                 ----           ----            ----           ----
Sales to external customers:
  Bronze                       $51,666        $49,978        $144,271       $137,699
  York Casket                   27,013         28,661          91,155         92,437
  Cremation                      5,163          4,374          16,552         15,052
  Graphics Imaging              27,495         24,718          82,420         71,705
  Marking Products               9,298          8,414          28,126         23,906
                           -----------    -----------      -----------    -----------
                              $120,635       $116,145        $362,524       $340,799
                           ===========    ===========      ===========    ===========



            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
            (Dollar amounts in thousands, except per share data)


                               Three Months Ended              Nine Months Ended
                                    June 30,                      June 30,
                            -------------------------     --------------------------
                                 2004           2003            2004           2003
                                 ----           ----            ----           ----
Operating profit:
  Bronze                       $14,948        $14,278         $35,338        $35,461
  York Casket                    3,763          2,863          13,390         10,013
  Cremation                       (128)           175             829            887
  Graphics Imaging               4,959          3,178          14,634          9,506
  Marking Products               1,670          1,079           5,040          3,018
                           -----------    -----------     -----------    -----------
                               $25,212        $21,573         $69,231        $58,885
                           ===========    ===========     ===========    ===========


Note 7.  Comprehensive Income

Comprehensive income consists of net income adjusted for changes, net of tax, in cumulative foreign currency translation, unrealized gains and losses on investments, unrealized gains and losses on a derivative instrument and minimum pension liability. For the three months ended June 30, 2004 and 2003, comprehensive income was $13,672 and $16,878, respectively. For the nine months ended June 30, 2004 and 2003, comprehensive income was $43,230 and $43,628, respectively.


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

Changes to goodwill, net of accumulated amortization, for the nine months ended June 30, 2004, are as follows.

                                               York                Graphics    Marking
                                   Bronze     Casket    Cremation   Imaging   Products     Consolidated
                                  --------   --------   ---------  --------   --------    -------------
Balance at September 30, 2003     $ 72,122    $ 40,706   $ 6,536   $ 35,161    $ 165         $154,690
Additions during period                -           -         -          -         -              -
Translation and
 other adjustments                     985         -         -        1,172       -             2,157
                                    ------      ------     ------    ------      ---          -------

Balance at June 30, 2004          $ 73,107    $ 40,706   $ 6,536   $ 36,333    $ 165         $156,847
                                    ======      ======     ======    ======      ===          =======


            (Dollar amounts in thousands, except per share data)


The following tables summarize the carrying amounts and related accumulated amortization for intangible assets as of June 30, 2004 and September 30, 2003, respectively.

	                    York Casket Segment          Cremation Segment
                           --------------------         ------------------
                          Carrying   Accumulated      Carrying    Accumulated
                           Amount    Amortization      Amount     Amortization
                          -------    ------------     --------    ------------
June 30, 2004:
------------------
Trade names               $ 8,000      $  -  *         $  -           $ -
Customer relationships      4,100       (623)             -             -
Copyrights/patents/other    1,300       (224)            300           (52)
                           ------       ----             ---           ---
                          $13,400      $(847)          $ 300          $(52)
                           ======       ====             ===           ===

September 30, 2003:
------------------
Trade names        	   $ 8,000      $  -  *         $  -           $ -
Customer relationships      4,100       (442)             -             -
Copyrights/patents/other    1,300       (159)            300           (37)
                           ------       ----             ---           ---
                          $13,400      $(601)          $ 300          $(37)
                           ======       ====             ===           ===
* Not subject to amortization

Intangible assets established for customer relationships and copyrights, patents and other are amortized over their estimated useful lives of 17 years and 15 years, respectively. For the three-month period ended June 30, 2004, amortization expense on intangible assets was $82 for the York Casket segment and $5 for the Cremation segment. For the nine-month period ended June 30, 2004, amortization expense was $246 for the York Casket segment and $15 for the Cremation segment. Amortization expense on intangible assets is expected to approximate $350 each year between 2004 and 2008.

Note 9.  Long-term Debt
On December 3, 2001, the Company entered into a Revolving Credit Facility for $125.0 million with a syndicate of financial institutions. The facility was scheduled to mature on November 30, 2004. On April 21, 2004, the Company signed an amendment to the facility which extended its maturity to April 30, 2009. Borrowings under the amended facility bear interest at LIBOR plus a factor ranging from .50% to 1.00% based on the Company's leverage ratio. The leverage ratio is defined as net indebtedness divided by EBITDA (earnings before interest, taxes, depreciation and amortization). The Company is required to pay an annual commitment fee ranging from .20% to .30% (based on the Company's leverage ratio) of the unused portion of the facility. The Revolving Credit Facility, as amended, requires the Company to maintain certain leverage and interest coverage ratios. A portion of the facility (not to exceed $10.0 million) is available for the issuance of trade and standby letters of credit.

Effective April 30, 2004, the Company increased its outstanding borrowings under the facility to $50.0 million and simultaneously entered into an interest rate swap that fixed the interest rate on such borrowings at 3.16% for a five-year period. The interest rate swap has been designated as a cash

            (Dollar amounts in thousands, except per share data)

flow hedge of the future variable interest payments under the Revolving Credit Facility which are considered probable of occurring. Based on the Company's assessment, all of the critical terms of the hedge match the underlying terms of the hedged debt and related forecasted interest payments and as such, these hedges are considered effective.

The fair value of the interest rate swap reflected an unrealized gain of $934,000 ($570,000 after tax) at June 30, 2004 that is included in equity as part of accumulated other comprehensive income. Assuming market rates remain constant with the rates at June 30, 2004, approximately $115,000 of the $570,000 gain included in accumulated other comprehensive income is expected to be recognized in earnings over the next 12 months.

At June 30, 2004 the outstanding balance on the Revolving Credit Facility was $50,000 and the weighted-average interest rate on the outstanding borrowings under this facility was 3.16%. Equal quarterly payments of $2,500 plus interest are due on the facility until its maturity in April 2009.

Caggiati S.p.A. has financed several acquisitions through loans with various Italian banks. Outstanding borrowings on these loans totaled U.S.$14,800 at June 30, 2004. Caggiati also has four lines of credit totaling approximately U.S.$12,000 with the same Italian banks. Outstanding borrowings on these lines approximated $4,500 at June 30, 2004.

Note 10.  Pension and Other Postretirement Benefit Plans
The Company provides defined benefit pension and other postretirement plans to certain employees. The following represents the net periodic pension and other postretirement benefit cost (income) for the plans in accordance with the revised version of SFAS No. 132, "Employer's Disclosures about Pensions and Other Postretirement Benefits," as described in Note 12:

                                     Pension               Other Postretirement
                                 ----------------          --------------------
Three months ended June 30,       2004      2003            2004          2003
                                 ------    ------          ------        ------
Service cost                       $906      $759             $99           $72
Interest cost                     1,266     1,208             262           265
Expected return on
 plan assets                     (1,484)   (1,154)             -            -
Amortization:
 Prior service cost                  28        28            (322)         (322)
 Net actuarial loss                 293       313             112           124
                                  -----     -----           -----         -----
Net benefit cost                 $1,009   $ 1,154            $151          $139
                                  =====     =====           =====         =====












             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
             (Dollar amounts in thousands, except per share data)


                                     Pension               Other Postretirement
                                 ----------------          --------------------
Nine months ended June 30,        2004      2003            2004          2003
                                 ------    ------          ------        ------
Service cost                    $ 2,719    $2,277            $296          $216
Interest cost                     3,797     3,624             786           795
Expected return on
 plan assets                     (4,452)   (3,462)             -            -
Amortization:
 Prior service cost                  84        84            (966)         (966)
 Net actuarial loss                 879       939             335           372
                                  -----     -----           -----         -----
Net benefit cost                $ 3,027    $3,462            $451          $417
                                  =====     =====           =====         =====


Benefit payments under the Company's principal retirement plan are made from plan assets, while benefit payments under the supplemental retirement plan and postretirement benefit plan are made from the Company's operating funds. Due to the IRS full funding limitations, the Company is not required to make any contributions to its principal retirement plan in fiscal year 2004. As of June 30, 2004, contributions of $258 and $588 have been made under the supplemental retirement plan and postretirement plan, respectively. The Company currently anticipates contributing an additional $96 and $338 under the supplemental retirement plan and postretirement plan, respectively, for the remainder of fiscal 2004.

Note 11.  Acquisitions
In August 2003, Matthews acquired Reproservice Eurodigital GmbH Munchen ("Reproservice Munich"), a German graphics and flexographic printing plate manufacturer in Munich, Germany. The transaction was structured as a stock purchase, at an acquisition price of 4.1 million Euros (U.S.$4,800). Products and services of Reproservice Munich include pre-press packaging, digital and analog flexographic printing plates, design, art work, lithography and color separation. The combination of Matthews and Reproservice Munich is an important part of the Matthews strategy to increase its European presence in the graphics industry.

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

             (Dollar amounts in thousands, except per share data)


Note 12.  Accounting Pronouncements

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

In May 2004, the FASB issued FASB Staff Position No. 106-2 ("FSP 106-2"), "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" (the "Act"). The Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of post-retirement health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. When adopted, FSP 106-2 will supersede FSP 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," which was issued in January 2004 and permitted a sponsor of a post-retirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Act until more authoritative guidance on the accounting for the federal subsidy was issued. The Company elected the one-time deferral allowed under FSP 106-1 and, as a result, any measures of the accumulated post-retirement benefit obligation or net periodic post-retirement benefit cost in the financial statements or accompanying notes do not reflect the effects of the Act on post-retirement health care benefit plans. FSP 106-2 provides authoritative guidance on the accounting for the federal subsidy and specifies the disclosure requirements for employers who have adopted FSP 106-2, including those who are unable to determine whether benefits provided under its plan are actuarially equivalent to Medicare Part D. FSP 106-2 is effective for the Company's fourth quarter of fiscal 2004, but it is not expected to have a material impact on the Company's consolidated financial position or results of operations.

             (Dollar amounts in thousands, except per share data)

Note 13.  Subsequent Events

In July 2004, the Company acquired Cloverleaf Group, Inc. ("Cloverleaf"), a provider of merchandising solutions. Cloverleaf was formed by the recent merger of iDL, Inc., which is a merchandising solutions company headquartered near Pittsburgh, PA and Big Red Rooster, which is a marketing and design services organization located in Columbus, OH. The transaction was structured as an asset purchase, at a cost of approximately $34,000. The transaction was also structured to include potential additional consideration during the next six years contingent on the future growth in value of the acquired operations. The acquisition is designed to expand the Company's products and services into the merchandising solutions market.

In July 2004, the Company acquired Holjeron Corporation, an industrial controls manufacturer located in Wilsonville, OR. The transaction was structured as a stock purchase, and is a part of Matthews' strategy to increase its presence in the marking products industry.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Cautionary Statement:

The following discussion should be read in conjunction with the consolidated financial statements of Matthews International Corporation and related notes thereto included in this Quarterly Report on Form 10-Q and the Company's Annual Report on Form 10-K for the year ended September 30, 2003. Any forward-looking statements contained herein are included pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks and uncertainties that may cause the Company's actual results in future periods to be materially different from management's expectations. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove correct. Factors that could cause the Company's results to differ materially from the results discussed in such forward-looking statements principally include changes in domestic or international economic conditions, changes in raw material prices, changes in death rates, changes in foreign currency translation rates, changes in product demand or pricing as a result of consolidation in the industries in which the Company operates, changes in product demand or pricing as a result of domestic or foreign competitive pressures, unknown risks in connection with the Company's acquisitions, and technological factors beyond the Company's control.


Results Of Operations:

The following table sets forth certain income statement data of the Company expressed as a percentage of net sales for the periods indicated.

                                Nine months ended          Years ended
                                     June 30,             September 30,
                                -----------------    --------------------
                                  2004    2003      2003(1)  2002   2001(2)
                                  ----    ----      ------   ----   ------
Sales                            100.0%  100.0%     100.0%  100.0%  100.0%
Gross profit                      38.3    37.0       37.1    37.5    42.2
Operating profit                  19.1    17.3       17.5    15.9    18.8
Income before taxes (3)           17.8    15.9       16.0    14.6    18.2
Net income (3)                    10.9     9.7        9.8     8.9    11.2

(1) The fourth quarter of fiscal 2003 included a net pre-tax charge of approximately $1.0 million from special items which consisted of a pre-tax gain of $2.6 million on the sale of a facility and a goodwill impairment charge of $3.6 million.
(2) Fiscal 2001 included pre-tax income of $500,000 from special items, which consisted of a pre-tax gain of $7.1 million on the sale of a subsidiary and asset impairments, restructuring costs and other special pre-tax charges totaling $6.6 million.
(3) Before cumulative effect of change in accounting. Fiscal 2002 reflected a pre-tax charge of $5.3 million ($.10 per share after tax) for transitional goodwill impairment.


Sales for the nine months ended June 30, 2004 were $362.5 million and were $21.7 million, or 6.4%, higher than sales of $340.8 million for the nine
months ended June 30, 2003.    Bronze segment sales for the first nine months
of fiscal 2004 were $144.3 million compared to $137.7 million for the first nine months of fiscal 2003. The higher level of Bronze sales principally reflected the favorable impact of increases in the values of foreign currencies against the U.S. dollar and the effect of a temporary price surcharge instituted in April 2004 in response to increases in the cost of
bronze ingot.   These increases were offset partially by a decline in
mausoleums sales. Sales for the York Casket segment were $91.1 million for the first nine months of fiscal 2004 compared to $92.4 million for the same period last year. The decrease primarily reflected the divestiture of a small manufacturing facility and several distribution operations in fiscal 2003. Sales for the Cremation segment were $16.6 million for the first nine months of fiscal 2004 compared to $15.1 million for the same period a year ago. The increase reflected higher sales volume of cremation equipment and cremation caskets compared to the same period a year ago. Sales for the Graphics Imaging segment in the first nine months of fiscal 2004 were $82.4 million, compared to $71.7 million for the same period a year ago. The increase reflected the acquisition of Reproservice Eurodigital GmbH Munchen ("Reproservice Munich") in August 2003, higher sales in the segment's other European operations and an increase in the value of the Euro against the U.S. dollar. These increases were partially offset by lower sales in the segment's domestic operations, which primarily related to the closure, in September 2003, of an unprofitable manufacturing business in North Carolina. Marking Products segment sales for the nine months ended June 30, 2004 were $28.1 million, compared to $23.9 million for the first nine months of fiscal 2003. The increase of $4.2 million, or 17.7%, was principally due to higher volume, reflecting higher demand in North America and in Europe as a result of improving economic conditions, and the increase in value of the Swedish Krona against the U.S. dollar. Higher foreign currency values against the U.S. dollar had a favorable impact of approximately $11.0 million on the Company's consolidated sales for the nine months ended June 30, 2004, compared to the same period a year ago.

Gross profit for the nine months ended June 30, 2004 was $138.7 million, compared to $126.0 million for the nine months ended June 30, 2003. Consolidated gross profit as of percent of sales increased from 37.0% for the first nine months of fiscal 2003 to 38.3% for the first nine months of fiscal 2004. The increase in consolidated gross profit and gross profit percentage primarily resulted from higher sales in the Marking Products and European Graphics Imaging businesses and manufacturing efficiency improvements in several of the Company's segments.

Selling and administrative expenses for the nine months ended June 30, 2004 were $69.5 million, compared to $67.2 million for the first nine months of fiscal 2003. The increase resulted from higher sales, the acquisition of Reproservice Munich in August 2003 and the increase in values of foreign currencies against the U.S. dollar. Consolidated selling and administrative expenses as a percent of sales were 19.2% for the nine months ended June 30, 2004 compared to 19.7% for the same period last year.

Operating profit for the nine months ended June 30, 2004 was $69.2 million, representing an increase of $10.3 million, or 17.6%, over operating profit of $58.9 million for the nine months ended June 30, 2003. Bronze segment operating profit for the first nine months of fiscal 2004 was $35.4 million, compared to $35.5 million for the first nine months of fiscal 2003. The slight decrease reflected the absence of a one-time favorable adjustment recorded in fiscal 2003 related to the segment's pre-need memorial finishing cost liability, early retirement and severance costs incurred in March 2004, and increased bronze ingot costs. Bronze ingot costs at June 30, 2004 were approximately 60% higher than a year ago. These increases were partially offset by favorable impact in the third quarter of March 2004 personnel reduction initiatives and the favorable impact of increases in the values of foreign currencies against the U.S. dollar. Operating profit for the York Casket segment for the first nine months of fiscal 2004 was $13.4 million, an increase of $3.4 million, or 33.7%, over the same period a year ago. The increase reflected the favorable impact of the divestiture of unprofitable manufacturing and distribution operations during fiscal 2003, operating efficiencies realized in connection with productivity and quality initiatives at several of the segment's manufacturing facilities and a reduction in administrative expenses. Cremation segment operating profit was $829,000 for the first nine months of fiscal 2004 compared to $887,000 for the same period in fiscal 2003. The decrease primarily reflected the benefit of higher sales offset by changes in employee benefit costs in fiscal 2004 compared to fiscal 2003. Graphics Imaging operating profit for the nine months ended June 30, 2004 was $14.6 million compared to $9.5 million for the nine months ended June 30, 2003, an increase of 53.9%. The segment's operating profit was favorably impacted by the acquisition of Reproservice Munich, sales growth in the Company's other European operations, an increase in the value of the Euro against the U.S. dollar and the results of cost structure initiatives in the segment's domestic operations. Operating profit for the Marking Products segment for the first nine months of fiscal 2004 was $5.0 million, representing an increase of $2.0 million, or 67.0%, over the same period a year ago. The increase resulted from higher sales combined with an increase in the value of the Swedish Krona against the U.S. dollar. Higher foreign currency values against the U.S. dollar had a favorable impact of approximately $2.5 million on the Company's consolidated operating profit for the nine months ended June 30, 2004 compared to the same period a year ago.

Investment income for the nine months ended June 30, 2004 was $1.1 million, compared to $985,000 for the nine months ended June 30, 2003. The increase over the prior period reflected higher levels of invested cash. Interest expense for the first nine months of fiscal 2004 was $1.5 million, compared to $2.3 million for the same period last year. The decline in interest expense reflected a lower average level of debt during the fiscal 2004 nine-month period combined with a reduction in the average borrowing rate.

Other deductions, net, for the nine months ended June 30, 2004 was $203,000 compared to $129,000 for same period last year. Minority interest deduction for the first nine months of fiscal 2004 was $4.0 million, compared to $3.3 million for the first nine months of fiscal 2003. The higher minority interest deduction for fiscal 2004 resulted from operating income growth in the Company's four European Graphics Imaging businesses that are not wholly owned.

The Company's effective tax rate for the nine months ended June 30, 2004 was 38.8%, which remained unchanged from the effective rate of 38.8% for the fiscal year ended September 30, 2003. The difference between the Company's effective tax rate and the Federal statutory rate of 35% primarily reflected the impact of state and foreign income taxes.


Goodwill:

Under Statement of Financial Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", goodwill related to business combinations is no longer amortized, but is subject to periodic review for impairment. In general, when the carrying value of a reporting unit exceeds its implied fair value, an impairment loss must be recognized. For purposes of testing for impairment, the Company uses a combination of valuation techniques, including discounted cash flows. The Company performed its annual impairment review in the second quarter of fiscal 2004 and determined that no adjustments to the carrying values of goodwill were necessary at that time.


Liquidity And Capital Resources:

Net cash provided by operating activities was $65.3 million for the nine months ended June 30, 2004, compared to $32.9 million for the first nine months of fiscal 2003. Operating cash flow for the first nine months of fiscal 2004 reflected net income adjusted for depreciation and amortization (non-cash charges), an increase in accrued income taxes and a tax benefit of $2.8 million from exercised stock options. Accrued income taxes at June 30, 2004 were higher due to the current provision and overpayments of fiscal 2003 taxes that have been applied to future periods. For the nine months ended June 30, 2003, operating cash flow primarily reflected net income adjusted for depreciation, amortization, payments to customers under York Casket segment's rebate programs, a $7.5 million contribution to the Company's pension plan, and a tax benefit of $5.1 million from exercised stock options.

Cash used in investing activities was $21.2 million for the nine months ended June 30, 2004, compared to $4.7 million for the nine months ended June 30, 2003. Investing activities for the first nine months of fiscal 2004 included capital expenditures of $6.8 million and net purchases of investments of $15.2 million, partially offset by proceeds of $850,000 from the sale of assets. Investing activities for the first nine months of fiscal 2003 primarily included capital expenditures of $6.8 million, which was partially offset by proceeds of $2.2 million from the sale of assets.

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

Cash used in financing activities for the nine months ended June 30, 2004 was $3.0 million, reflecting repayment of long-term debt of $45.9 million, stock repurchases of $12.6 million and dividends of $3.9 million to the Company's shareholders, partially offset by proceeds from long-term debt of $52.1 million and net proceeds from the sale of treasury stock of $7.3 million (stock option exercises). Cash used in financing activities for the nine months ended June 30, 2003 was $25.6 million, reflecting payments on long-term debt of $31.5 million, treasury stock purchases of $2.2 million and dividends of $2.6 million to the Company's shareholders. These payments were partially offset by proceeds of $10.7 million from the sale of treasury stock (stock option exercises).

On December 3, 2001, the Company entered into a Revolving Credit Facility for $125.0 million with a syndicate of financial institutions. The facility was scheduled to mature on November 30, 2004. On April 21, 2004, the Company signed an amendment to the facility which extended its maturity to April 30, 2009. Borrowings under the amended facility bear interest at LIBOR plus a factor ranging from .50% to 1.00% based on the Company's leverage ratio. The leverage ratio is defined as net indebtedness divided by EBITDA (earnings before interest, taxes, depreciation and amortization). The Company is required to pay an annual commitment fee ranging from .20% to .30% (based on the Company's leverage ratio) of the unused portion of the facility. The Revolving Credit Facility, as amended, requires the Company to maintain certain leverage and interest coverage ratios. A portion of the facility (not to exceed $10.0 million) is available for the issuance of trade and standby letters of credit.

Effective April 30, 2004, the Company increased its outstanding borrowings under the facility to $50.0 million and simultaneously entered into an interest rate swap that fixed the interest rate on such borrowings at 3.16% for a five-year period. The interest rate swap has been designated as a cash flow hedge of the future variable interest payments under the revolving credit facility.

At June 30, 2004 the outstanding balance on the Revolving Credit Facility was $50.0 million and the weighted-average interest rate on the outstanding borrowings under this facility was 3.16%. Equal quarterly payments of $2.5 million plus interest are due on the facility until its final maturity in April 2009.

Caggiati S.p.A. has four lines of credit totaling approximately U.S.$12.0 million with various Italian banks. Outstanding borrowings on these lines approximated $4.5 million at June 30, 2004.

The Company has a stock repurchase program, which was initiated in 1996.
Under the program, the Company's Board of Directors has authorized the repurchase of a total of 10,000,000 shares (adjusted for stock splits) of Matthews common stock, of which 7,759,895 shares have been repurchased as of June 30, 2004. The buy-back program is designed to increase shareholder value, enlarge the Company's holdings of its common stock, and add to earnings per share. Repurchased shares may be retained in treasury, utilized for acquisitions, or reissued to employees or other purchasers, subject to the restrictions of the Company's Restated Articles of Incorporation.

Consolidated working capital of the Company was $125.2 million at June 30, 2004, compared to $89.7 million at September 30, 2003. Cash and cash equivalents were $109.5 million at June 30, 2004, compared to $67.0 million at September 30, 2003. The increase in working capital reflected the extension of the maturity on the Revolving Credit Facility. The increase in cash resulted from the Company's earnings during the current period and additional borrowings under its credit facility. The Company's current ratio was 2.2 at June 30, 2004 and September 30, 2003.


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

At June 30, 2004, an accrual of $11.5 million was recorded for environmental remediation (of which $786,000 has been classified in other current liabilities), representing management's best estimate of the probable and reasonably estimable costs of the Company's known remediation obligations. The accrual, which reflects previously established reserves assumed with the acquisition of York Casket and additional reserves recorded as a purchase accounting adjustment, does not consider the effects of inflation and anticipated expenditures are not discounted to their present value. While final resolution of these contingencies could result in costs different than current accruals, management believes the ultimate outcome will not have a significant effect on the Company's consolidated results of operations or financial position.


Acquisitions:

In July 2004, the Company acquired Cloverleaf Group, Inc. ("Cloverleaf"), a provider of merchandising solutions. Cloverleaf was formed by the recent merger of iDL, Inc., which is a merchandising solutions company headquartered near Pittsburgh, PA and Big Red Rooster, which is a marketing and design services organization located in Columbus, OH. The transaction was structured as an asset purchase, at a cost of approximately $34.0 million. The transaction was also structured to include potential additional consideration during the next six years contingent on the future growth in value of the acquired operations. The acquisition is designed to expand the Company's products and services into the merchandising solutions market.

In July 2004, the Company acquired Holjeron Corporation, an industrial controls manufacturer located in Wilsonville, OR. The transaction was structured as a stock purchase, and is a part of Matthews' strategy to increase its presence in the marking products industry.

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

For the first nine months of fiscal 2004, the Company's earnings of $1.21 per share were in line with management's original expectations for the year and represented an increase of 17.5% over earnings per share of $1.03 for the same period last year. Based on the expected impact of the Company's recent acquisitions, anticipated internal growth and also considering recent significant increases in bronze ingot and steel costs, the Company expects to achieve diluted earnings per share of $1.58 for the fiscal year ending September 30, 2004.

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

At June 30, 2004, the Company held 359,181 memorials and 236,844 vases in its storage facilities under the pre-need sales program.

Construction revenues are recognized under the percentage-of-completion method of accounting using the cost-to-cost method. The Company offers rebates to certain customers participating in volume purchase programs. Rebates are estimated and recorded as a reduction in sales at the time the Company's products are sold.


LONG-TERM CONTRACTUAL OBLIGATIONS AND COMMITMENTS:

The following table summarizes the Company's contractual obligations at June 30, 2004, and the effect such obligations are expected to have on its liquidity and cash flows in future periods.

Long Term Contractual Obligations, continued:


                                                            Payments due in fiscal year:
                                                  ------------------------------------------------
                                                     2004                                    After
                                         Total    (remainder)  2005 to 2006   2007 to 2008    2008
                                       ---------  -----------  ------------   ------------  ------
Contractual Cash Obligations:                         (Dollar amounts in thousands)
Revolving credit facility                $50,000     $2,500       $20,000       $20,000    $ 7,500
Notes payable to banks                    14,866        537         4,650         2,609      7,070
Short-term borrowings                      4,536      4,536           -             -          -
Capital lease obligations                    602        147           443            12        -
Non-cancelable operating leases           13,223        832         5,251         4,066      3,074
                                         -------     ------       -------       -------    -------

Total contractual cash obligations       $83,227     $8,552       $30,344       $26,687    $17,644
                                         =======     ======       =======       =======    =======



Benefit payments under the Company's principal retirement plan are made from plan assets, while benefit payments under the supplemental retirement plan and postretirement benefit plan are made from the Company's operating funds. Due to IRS full funding limitations, the Company is not required to make any contributions to its principal retirement plan in fiscal year 2004. As of June 30, 2004, contributions of $258,000 and $588,000 have been made under the supplemental retirement plan and postretirement plan, respectively. The Company currently anticipates contributing an additional $96,000 and $338,000 under the supplemental retirement plan and postretirement plan, respectively, for the remainder of fiscal 2004.
The Company believes that its current liquidity sources, combined with its operating cash flow and borrowing capacity, will be sufficient to meet its capital needs for the foreseeable future.

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

In May 2004, the FASB issued FASB Staff Position No. 106-2 ("FSP 106-2"), "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" (the "Act"). The Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of post-retirement health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. When adopted, FSP 106-2 will supersede FSP 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," which was issued in January 2004 and permitted a sponsor of a post-retirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Act until more authoritative guidance on the accounting for the federal subsidy was issued. The Company elected the one-time deferral allowed under FSP 106-1 and, as a result, any measures of the accumulated post-retirement benefit obligation or net periodic post-retirement benefit cost in the financial statements or accompanying notes do not reflect the effects of the Act on post-retirement health care benefit plans. FSP 106-2 provides authoritative guidance on the accounting for the federal subsidy and specifies the disclosure requirements for employers who have adopted FSP 106-2, including those who are unable to determine whether benefits provided under its plan are actuarially equivalent to Medicare Part D. FSP 106-2 is effective for the Company's fourth quarter of fiscal 2004, but it is not expected to have a material impact on the Company's consolidated financial position or results of operations.

Item 3.  Quantitative And Qualitative Disclosures About Market Risk

The following discussion about the Company's market risk involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. The Company has market risk related to changes in interest rates, commodity prices and foreign currency exchange rates. The Company does not generally use derivative financial instruments in connection with these market risks, except as noted below.

Interest Rates - The Company's most significant long-term debt instrument is the Revolving Credit Facility, as amended, which bears interest at variable rates based on LIBOR. Effective April 30, 2004, the Company increased its outstanding borrowings under the facility to $50.0 million and simultaneously entered into an interest rate swap that fixed the interest rate on such borrowings at 3.16% for a five-year period. The interest rate swap has been designated as a cash flow hedge of the future variable interest payments under the Revolving Credit Facility. The fair value of the interest rate swap reflected an unrealized gain of $934,000 ($570,000 after tax) at June 30, 2004 that is included in equity as part of accumulated other comprehensive income. A decrease of 10% in market interest rates (i.e. a decrease from 3.5% to 3.15%) would result in a decrease of approximately $360,000 in the fair value of the interest rate swap.

Commodity Price Risks - In the normal course of business, the Company is exposed to commodity price fluctuations related to the purchases of certain materials and supplies (such as bronze ingot, steel and wood) used in its manufacturing operations. The Company obtains competitive prices for materials and supplies when available.

Foreign Currency Exchange Rates - The Company is subject to changes in various foreign currency exchange rates, including the Euro, the Canadian dollar, the Australian dollar and the Swedish Krona, in the conversion from local currencies to the U.S. dollar of the reported financial position and operating results of its non-U.S. based subsidiaries. An adverse change of 10% in exchange rates would have resulted in a decrease in sales of $9.1 million and a decrease in operating income of $3.4 million for the nine months ended June 30, 2004.


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

There have been no changes in the Company's internal controls over financial reporting that occurred during the fiscal quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

                          PART II - OTHER INFORMATION


Item 2. Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Stock Repurchase Plan

The Company has a stock repurchase program, which was initiated in 1996. Under the program, the Company's Board of Directors has authorized the repurchase of a total of 10,000,000 shares (adjusted for stock splits) of Matthews common stock, of which 7,759,895 shares have been repurchased as of June 30, 2004. All purchases of the Company's common stock during the first nine months of fiscal 2004 were part of this repurchase program.

The following table shows the monthly fiscal 2004 stock repurchase activity:

                                                           Total number of
                                                Average    shares purchased      Maximum number
                                Total number     price       as part of a      of shares that yet
                                  of shares     paid per   publicly announced   may be purchased
Period                            purchased      share           plan           under the plan (1)
------                          ------------    --------   ------------------   -----------------

October 2003                      158,300        $27.63        158,300              509,768
November 2003                      60,700         28.62         60,700              449,068
December 2003                          79         28.70             79              448,989
January 2004                           -            -              -                448,989
February 2004                          -            -              -                448,989
March 2004                         12,300         32.03         12,300              436,689
April 2004                        196,584         31.04        196,584            2,240,105
May 2004                               -            -              -              2,240,105
June 2004                              -            -              -              2,240,105
                                  -------         -----        -------            =========
Total                             427,963         29.46        427,963
                                  =======         =====        =======

(1) In April 2004 the Company's Board of Directors authorized the purchase of an additional
2,000,000 shares of Matthews common stock, bringing the total authorization for stock repurchases to 10,000,000 shares.


Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     Exhibit
       No.        Description
     -------      -----------
10.1	Asset Purchase Agreement Between I.D.L. Incorporated and
Hugh Andrew, L.P. and Big Red Rooster, Inc. and Cloverleaf
Group, L.P. and the iDL Shareholders and the BRR
Shareholders and Cloverleaf Group, Inc. and Matthews
International Corporation dated as of July 19, 2004.
31.1	Certification of Principal Executive Officer for David M.
                  Kelly.
31.2	Certification of Principal Financial Officer for Steven F.
            Nicola.
      32.1        Certification Pursuant to 18 U.S.C. Section 1350, as adopted
			Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for David M. Kelly.
      32.2        Certification Pursuant to 18 U.S.C. Section 1350, as adopted
			Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
                  for Steven F. Nicola.

(b)  Reports on Form 8-K

     On April 26, 2004, Matthews filed a Current Report on Form 8-K under
     Item 9 in connection with a press release announcing the continuation of the Company's stock repurchase program and an increase in the authorization for stock repurchases by 2 million shares.

     On April 21, 2004, Matthews filed a Current Report on Form 8-K under
     Item 12 in connection with a press release announcing its earnings for the quarter ended March 31, 2004.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                     MATTHEWS INTERNATIONAL CORPORATION
                                                (Registrant)




Date   8/10/04                                 David M. Kelly
     ------------                 -----------------------------------------
                                  David M. Kelly, Chairman of the Board,
                                    President and Chief Executive Officer




Date   8/10/04                               Steven F. Nicola
     ------------                 -----------------------------------------
                                  Steven F. Nicola, Chief Financial Officer,
                                    Secretary and Treasurer