Form 10-K
period 2004-09-30
MATTHEWS INTERNATIONAL CORP
filed 2004-12-13
CIK 63296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2004
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405a of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒    No ☐

The aggregate market value of the Class A Common Stock outstanding and held by non-affiliates of the registrant, based upon the closing sale price of the Class A Common Stock on the NASDAQ National Market System on March 31, 2004, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1.1 billion.

As of November 30, 2004, shares of common stock outstanding were:
Class A Common Stock 32,250,872 shares

Documents incorporated by reference: Specified portions of the Proxy Statement for the 2005 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

The index to exhibits is on pages 68-70.

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

Matthews International Corporation ("Matthews"), founded in 1850 and incorporated in Pennsylvania in 1902, is a designer, manufacturer and marketer principally of memorialization products and brand solutions. Memorialization products consist primarily of bronze memorials and memorialization products, caskets and cremation equipment for the cemetery and funeral home industries. Brand solutions include graphics imaging products and services, merchandising solutions, and marking products. The Company's products and operations are comprised of six business segments: Bronze, York Casket, Cremation, Graphics Imaging, Marking Products and, as of July 19, 2004, Merchandising Solutions (see Note 16). The Bronze segment is a leading manufacturer of cast bronze memorials and other memorialization products, cast and etched architectural products and is a leading builder of mausoleums in the United States. The York Casket segment is a leading casket manufacturer in the United States and produces a wide variety of wood and metal caskets. The Cremation segment is a leading designer and manufacturer of cremation equipment and cremation caskets primarily in North America. The Graphics Imaging segment manufactures and provides printing plates, pre-press services and imaging services for the corrugated and primary packaging industries. The Marking Products segment designs, manufactures and distributes a wide range of marking equipment and consumables for identifying various consumer and industrial products, components and packaging containers. The Merchandising Solutions segment designs and manufactures merchandising displays and systems and provides creative merchandising and marketing solutions services.

At November 30, 2004, the Company and its majority-owned subsidiaries had approximately 3,600 employees. The Company's principal executive offices are located at Two NorthShore Center, Pittsburgh, Pennsylvania 15212 and its telephone number is (412) 442-8200.

The following table sets forth reported sales and operating profit for the Company's business segments for the past three fiscal years. Detailed financial information relating to business segments and to domestic and international operations is presented in Note 15 (Segment Information) to the Consolidated Financial Statements included in Part II of this Annual Report on Form 10-K.

ITEM 1. BUSINESS, continued.
	Years Ended September 30,
	2004		2003		2002
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Sales to unaffiliated customers:
Memorialization:
Bronze	$197,377	38.8%	$186,950	40.8%	$185,883	43.4%
York Casket	116,588	22.9	120,398	26.2	100,415	23.5
Cremation	22,476	4.4	20,189	4.4	18,306	4.3
	336,441	66.1	327,537	71.4	304,604	71.2
Brand Solutions:
Graphics Imaging	113,226	22.2	99,065	21.6	94,814	22.1
Marking Products	37,990	7.5	32,263	7.0	26,668	6.7
Merchandising Solutions	21,144	4.2	-	-	-	-
	172,360	33.9	131,328	28.6	123,482	28.8
Total	$508,801	100.0%	$458,865	100.0%	$428,086	100.0%

Operating profit:
Memorialization:
Bronze	$54,337	55.6%	$50,433	63.0%	$46,589	68.3%
York Casket	14,585	14.9	12,740	15.9	9,354	13.7
Cremation	1,475	1.5	1,242	1.6	(1,075)	(1.6)
	70,397	72.0	64,415	80.5	54,868	80.4
Brand Solutions:
Graphics Imaging	19,287	19.7	11,562	14.4	9,724	14.3
Marking Products	6,539	6.7	4,107	5.1	3,595	5.3
Merchandising Solutions	1,571	1.6	-	-	-	-
	27,397	28.0	15,669	19.5	13,319	19.6
Total	$97,794	100.0%	$80,084	100.0%	$68,187	100.0%

In fiscal 2004, approximately 75% of the Company's sales were made from the United States, and 22%, 2% and 1% were made from Europe, Canada and Australia, respectively. Bronze segment products are sold throughout the world with the segment's principal operations located in the United States, Italy, Canada and Australia. The York Casket segment products are primarily sold in the United States and Canada. The Cremation segment products and services are sold primarily in North America, as well as Asia, Australia, and Europe. Products and services of the Graphics Imaging segment are sold primarily in the United States and Europe. The Marking Products segment sells equipment and consumables directly to industrial consumers in the United States and internationally through the Company's wholly-owned subsidiaries in Canada and Sweden and through other foreign distributors. Matthews owns a minority interest in Marking Products distributors in Asia, Australia, France, Germany, the Netherlands and the United Kingdom. The Merchandising Solutions segment products and services are sold principally in the United States.

MEMORIALIZATION PRODUCTS AND MARKETS:

Bronze:

The Bronze segment manufactures and markets products principally in the United States, Europe, Canada and Australia used primarily in the cemetery and funeral home industries. The segment's principal products include cast bronze memorials and other memorialization products used primarily in cemeteries. The segment also manufactures and markets cast and etched architectural products, that are produced from bronze, aluminum and other metals, which are used to identify or commemorate people, places, events and accomplishments.

Memorial products, which comprise the majority of the Bronze segment's sales, include flush bronze memorials, flower vases, crypt letters, cremation urns, niche units, cemetery features and statues, along with other related products and services. Flush bronze memorials are bronze plaques which contain personal information about a deceased individual such as name, birth date, death date and emblems. These memorials are used in cemeteries as an alternative to upright and flush granite monuments. The memorials are even or "flush" with the ground and therefore are preferred by many cemeteries for easier mowing and general maintenance. In order to provide products for the granite memorial and mausoleum markets, the Company's other memorial products include community and family mausoleums, granite monuments and benches, bronze plaques, letters, emblems, vases, lights and photoceramics that can be affixed to granite monuments, mausoleums, crypts and flush memorials. Matthews is a leading builder of mausoleums within North America. Principal customers for memorial products are cemeteries and memorial parks, which in turn sell the Company's products to the consumer.

Customers of the Bronze segment can also purchase memorials and vases on a “pre-need” basis. The “pre-need” concept permits families to arrange for these purchases in advance of their actual need. Upon request, the Company will manufacture the memorial to the customer’s specifications (e.g., name and birth date) and place it in storage for future delivery. All memorials in storage have been paid in full with title conveyed to each pre-need purchaser.

The Bronze segment manufactures a full line of memorial products for cremation, including urns in a variety of sizes, styles and shapes. The segment also manufactures bronze and granite niche units, which are comprised of numerous compartments used to display cremation urns in mausoleums and churches. In addition, the Company also markets "turnkey" cremation gardens, which include the design and all related products for a cremation memorial garden.

Architectural products include cast bronze and aluminum plaques, etchings and letters that are used to recognize, commemorate and identify people, places, events and accomplishments. The Company's plaques are frequently used to identify the name of a building or the names of companies or individuals located within a building. Such products are also used to commemorate events or accomplishments, such as military service or financial donations. The principal markets for the segment's architectural products are corporations, fraternal organizations, contractors, churches, hospitals, schools and government agencies. These products are sold to and distributed through a network of independent dealers including sign suppliers, awards and recognition companies, and trophy dealers.

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

ITEM 1.	BUSINESS, continued.

capability, customer responsiveness, experienced personnel and consumer-oriented merchandising systems are competitive advantages in its markets. Competition in the mausoleum construction industry includes various construction companies throughout North America and is on the basis of design, quality and price. Competitors in the architectural market are numerous and include companies that manufacture cast and painted signs, plastic materials, sand-blasted wood and other fabricated products.

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

The segment also produces casket components. Casket components include stamped metal parts, metal locking mechanisms for gasketed metal caskets, adjustable beds, interior panels and plastic ornamental hardware for the exterior of the casket.

Metal casket parts are produced by stamping cold rolled steel, stainless steel, copper and bronze sheets into casket body parts. Locking mechanisms and adjustable beds are produced by stamping and assembling a variety of steel parts. Certain ornamental hardware styles are produced from injection molded plastic. The segment purchases from sawmills and lumber distributors various species of uncured wood, which it dries and cures. The cured wood is processed into casket components.

The segment markets its casket products primarily through independent distributors. The segment provides assortment planning and merchandising and display products to funeral service businesses. These products assist funeral service professionals in providing value and satisfaction to their client families.

The primary materials required for casket manufacturing are cold rolled steel and lumber. The segment also purchases copper, bronze, stainless steel, cloth, ornamental hardware and coating materials. Purchase orders or supply agreements are typically negotiated with large, integrated steel producers that have demonstrated timely delivery, high quality material and competitive prices. Lumber is purchased from a number of sawmills and lumber distributors. The Company purchases most of its lumber from sawmills within 150 miles of its wood casket manufacturing facility in York, Pennsylvania.

The casket business is highly competitive. The segment competes with other manufacturers on the basis of product quality, price, service, design availability and breadth of product line. The segment provides a line of casket products that it believes is as comprehensive as any of its major competitors. Although there are a large number of casket industry

ITEM 1.	BUSINESS, continued.

participants, the York Casket segment and its two largest competitors account for a substantial portion of the finished caskets produced in the United States.

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

ITEM 1.	BUSINESS, continued.

Cremation casket products consist primarily of three types of caskets: cloth-covered wood, cloth-covered corrugated material and veneer-covered particleboard. These products are used mainly, although not exclusively, in cremation. These products are marketed principally to funeral homes through independent distributors in the United States.

Service and repair consists of maintenance work performed on various makes and models of cremation equipment. This work can be as simple as routine maintenance or as complex as complete on-site reconstruction. The principal markets for these services are the owners and operators of cremation equipment. These services are marketed principally in North America through Company sales representatives.

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

The Company competes with several manufacturers in the cremation equipment market principally on the basis of product quality and price. The Cremation segment and its three largest competitors account for a substantial portion of the domestic cremation equipment market. The cremation casket business is highly competitive. The segment competes with other cremation casket manufacturers on the basis of product quality, price and design availability. Although there are a large number of casket industry participants, the Cremation segment and its two largest competitors account for a substantial portion of the cremation caskets produced in the United States.

ITEM 1.	BUSINESS, continued.

Historically, the segment’s cremation casket operations have experienced seasonal variations. These fluctuations are due in part to the seasonal variance in the death rate, with a greater number of deaths generally occurring in cold weather months.

BRAND SOLUTIONS PRODUCTS AND MARKETS:

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

The principal products and services of this segment include printing plates, pre-press graphics services, print process assistance, print production management, digital asset and content management, and package design. These products and services are used by packaging manufacturers and brand owners to develop and print packaging graphics that identify and help sell the product. Other packaging graphics can include nutritional information, directions for product use, consumer warning statements and UPC codes. The corrugated packaging manufacturer produces printed containers from corrugated sheets. Using the Company's products, this sheet is printed and die cut to make a finished container. The primary packaging manufacturer produces printed packaging from paper, film, foil and other composite materials used to display, protect and market the product.

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

The segment offers a wide array of value-added services and products. These include print process and print production management services; pre-press preparation, which includes computer-generated art, film and proofs; plate mounting accessories and various press aids; and rotary and flat cutting dies used to cut out intricately designed containers and point-of-purchase displays. The segment also provides creative digital graphics services to advertising agencies and packaging markets.

The Graphics Imaging segment customer base consists primarily of packaging industry converters and "brand owners." Brand owners are generally large, well-known consumer products companies and retailers with a national or global presence. These types of companies tend to purchase their graphics needs directly and supply the printing plates, or the film to make the printing plates, to the packaging printer for their products. The Graphics Imaging segment serves customers primarily in the United States and Europe. In Europe, Matthews has wholly-owned subsidiaries in Leeds, England (acquired in August 2004) and Munich, Germany; a 50%-owned affiliate in Julich, Germany; and 75%-owned subsidiaries in Vienna, Austria; Nuremberg, Germany and Goslar, Germany. Products and services of these operations include pre-press packaging, digital and analog flexographic printing plates, design, artwork, lithography and color separation.

Major raw materials for this segment's products include photopolymers, film and graphic art supplies. All such materials are presently available in adequate supply from various industry sources.

Graphics Imaging is one of several manufacturers of printing plates and providers of pre-press services with a national presence in the United States and Europe. The segment competes in a fragmented industry consisting of a few

ITEM 1.	BUSINESS, continued.

 multi-plant regional printing plate suppliers and a large number of local single-facility companies located across the United States and Europe. The combination of the Company's Graphics Imaging business in the United States and Europe is an important part of Matthews’ strategy to become a worldwide leader in the graphics industry and service multinational customers on a global basis. Competition is on the basis of product quality, timeliness of delivery, price and value-added services. The Company differentiates itself from the competition by consistently meeting customer demands, its ability to service customers nationally and globally and its ability to provide value-added services.

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

ITEM 1.	BUSINESS, continued.

Merchandising Solutions:

The Merchandising Solutions segment, acquired by Matthews in July 2004, provides merchandising and printing solutions for manufacturers and retailers. The segment designs, manufactures and installs merchandising and display systems, and also provides marketing and merchandising consulting services.

The majority of the segment’s sales are derived from the design, engineering, manufacturing and installation of merchandising and display systems. These systems include permanent and temporary displays, custom store fixtures, brand concept shops, interactive kiosks, custom packaging, and screen and digitally printed promotional signage. Design and engineering services include concept and model development, graphics design and prototyping. Merchandising and display systems are manufactured to specifications developed by the segment in conjunction with the customer. These products are marketed and sold to a variety of companies primarily in the United States.

The segment also provides consulting services in the areas of consumer research and strategy, retail design, merchandise planning, brand and product communications, marketing and product design. These services are provided to a wide variety of manufacturing, retail and consumer products and services customers, principally in the United States.

The segment operates in a fragmented industry consisting of a large number of small, locally operated companies. Industry competition is intense and the segment competes on the basis of reliability, creativity and providing a broad array of merchandising products and services. The segment is unique in its ability to provide in-depth marketing and merchandising consulting services as well as design, engineering and manufacturing capabilities. These capabilities allow the segment to deliver complete turnkey merchandising solutions quickly and cost effectively.

Major raw materials for the segment’s products include wood, particleboard, corrugated materials, structural steel, plastic, laminates, inks, film and graphic art supplies. All of these raw materials are presently available in adequate supply from various sources.

PATENTS, TRADEMARKS AND LICENSES:

The Company holds a number of domestic and foreign patents and trademarks. However, the Company believes the loss of any or a significant number of patents or trademarks would not have a material impact on consolidated operations or revenues.

BACKLOG:

Because the nature of the Company's Bronze, Graphics Imaging and Merchandising Solutions businesses are primarily custom products made to order with short lead times, backlogs are not generally material except for mausoleums. Backlogs vary in a range of approximately one year of sales for mausoleums. The York Casket segment and the cremation casket business normally fill sales orders within one month and, therefore, do not have a significant backlog of unfilled orders. Cremation equipment sales backlogs vary in a range of eight to ten months of sales. Backlogs generally vary in a range of up to four weeks of sales in the Marking Products segment.

ITEM 1.	BUSINESS, continued.

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

At September 30, 2004, an accrual of $11.5 million has been recorded for environmental remediation (of which $912,000 has been classified in other current liabilities), representing management's best estimate of the probable and reasonably estimable costs of the Company's known remediation obligations. The accrual does not consider the effects of inflation and anticipated expenditures are not discounted to their present value. While final resolution of these contingencies could result in costs different than current accruals, management believes the ultimate outcome will not have a significant effect on the Company's consolidated results of operations or financial position.

ITEM 2.	PROPERTIES.

Principal properties of the Company and its majority-owned subsidiaries as of November 30, 2004 were as follows (properties are owned by the Company except as noted):

Location	Description of Property	Square Feet
Bronze:
Pittsburgh, PA	Manufacturing / Division Offices	97,000
Kingwood, WV	Manufacturing	121,000
Melbourne, Australia	Manufacturing	26,000(1)
Milton, Ontario, Canada	Manufacturing	30,000
Parma, Italy	Manufacturing / Warehouse	231,000(1)
Romoland, CA	Manufacturing	24,000
Searcy, AR	Manufacturing	113,000
Seneca Falls, NY	Manufacturing	21,000

Graphics Imaging:
Pittsburgh, PA	Manufacturing / Division Offices	56,000
Atlanta, GA	Manufacturing	16,000
Dallas, TX	Manufacturing	15,000(1)
Denver, CO	Manufacturing	12,000(1)
Goslar, Germany	Manufacturing	39,000(1)
Kansas City, MO	Manufacturing	42,000(1)
Leeds, England	Manufacturing	64,000(1)
Munich, Germany	Manufacturing	10,000(1)
Nuremberg, Germany	Manufacturing	27,000(1)
Oakland, CA	Manufacturing	40,000(1)
St. Louis, MO	Manufacturing	25,000
Vienna, Austria	Manufacturing	12,000(1)

Marking Products:
Pittsburgh, PA	Manufacturing / Division Offices	85,000
Gothenburg, Sweden	Manufacturing / Distribution	28,000(1)

Merchandising Solutions:
Pittsburgh, PA	Manufacturing / Division Offices	45,000(1)
Pittsburgh, PA	Manufacturing / Warehouse	268,000(1)
Youngwood, PA	Warehouse	145,000(1)

York Casket:
York, PA	Manufacturing	307,000
Marshfield, MO	Manufacturing	86,000
Lynn, IN	Manufacturing	76,000
Richmond, IN	Manufacturing / Metal Stamping	92,000
Richmond, IN	Injection Molding	18,000(1)

Cremation:
Apopka, FL	Manufacturing	40,000
Richmond, IN	Manufacturing	164,000(1)

Corporate Office:
Pittsburgh, PA	General Offices	48,000

(1)	These properties are leased by the Company under operating lease arrangements. Rent expense incurred by the Company for leased facilities was approximately $4,000,000 in fiscal 2004.

ITEM 2.	PROPERTIES, continued.

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

The Company is party to various legal proceedings, the eventual outcome of which are not predictable. Although the ultimate disposition of these proceedings is not presently determinable, management is of the opinion that they should not result in liabilities in an amount which would materially affect the Company’s consolidated financial position, results of operations or cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the Company's security holders during the fourth quarter of fiscal year 2004.

OFFICERS AND EXECUTIVE MANAGEMENT OF THE REGISTRANT

The following information is furnished with respect to officers and executive management as of November 30, 2004:

Name	Age	Positions with Registrant

David M. Kelly	62	Chairman of the Board, President and
		Chief Executive Officer

Joseph C. Bartolacci	44	Executive Vice President and President, York Casket Division

David F. Beck	52	Controller

Martin J. Beck	61	President and Chief Executive Officer, The Cloverleaf Group, Inc.

David J. DeCarlo	59	Group President, Bronze and York Casket Divisions and Director

Brian J. Dunn	47	President, Marking Products Division

Lawrence W. Keeley, Jr.	43	President, Packaging Graphics and Design Division

Ralph W. Murray	71	Chairman of the Board of Advisors, The Cloverleaf Group, Inc.

Steven F. Nicola	44	Chief Financial Officer, Secretary
		and Treasurer

Paul F. Rahill	47	President, Cremation Division

Franz J. Schwarz	56	Managing Director, Graphics Europe

OFFICERS AND EXECUTIVE MANAGEMENT OF THE REGISTRANT, continued

David M. Kelly has been Chairman of the Board since March 1996. He was appointed President and Chief Executive Officer of the Company in October 1995.

Joseph C. Bartolacci was appointed President, York Casket Division in February 2004 and Executive Vice President of Matthews, effective January 1, 2004. He had been President, Matthews Europe since April 2002. He had also been President, Caggiati, S.p.A. (a wholly-owned subsidiary of Matthews International Corporation) since June 1999. Prior thereto, he was General Counsel of Matthews.

David F. Beck was appointed Controller effective September 15, 2003. He had been Vice President, Finance for the Company’s York Casket segment since December 2001. Prior thereto, he held various financial positions as an officer with The York Group, Inc.

Martin J. Beck joined the Company in July 2004 as President and Chief Executive Officer of The Cloverleaf Group, Inc., (a wholly-owned subsidiary of Matthews International Corporation which represents the Company’s Merchandising Solutions segment). Mr. Beck served as President and Chief Executive Officer of Big Red Rooster, Inc., a marketing services company, from its founding in September 2002 until its acquisition as part of The Cloverleaf Group, Inc., by Matthews in July 2004. Prior thereto, he served as President and Chief Executive Officer of Ten Worldwide from January 2001 to May 2002, and of Lighthouse Global Network from January 2000 to December 2000, both of which were integrated marketing services companies. Prior to joining Lighthouse Global Network, Mr. Beck was President and Chief Executive Officer of Fitch plc, a publicly traded marketing firm.

David J. DeCarlo, a Director of the Company since 1987, was appointed Group President, Bronze and York Casket Divisions in February 2004. Mr. DeCarlo had been President, Bronze Division since November 1993.

Brian J. Dunn was appointed President, Marking Products Division in 2002. Prior thereto, he was President, Marking Products, North America since November 2000. He had been National Sales Manager, Marking Products, North America since joining the Company in November 1998.

Lawrence W. Keeley, Jr. has been President, Packaging Graphics and Design Division, since joining the Company in 1999.

Ralph W. Murray joined the Company in July 2004 as Chairman of the Board of Advisors of  The Cloverleaf Group, Inc. Prior thereto, Mr. Murray served as Chairman and Chief Executive Officer of iDL, Inc. (a part of The Cloverleaf Group, Inc.), a merchandising display and design services company.

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

Franz J. Schwarz joined Matthews International GmbH (a wholly-owned subsidiary of Matthews International Corporation) in 2000 as the Managing Director of the Company’s European Graphics business. Prior to joining the Company, he was the Managing Director and a partial owner of S+T Gesellschaft Fur Reprotechnik GmbH (“S+T GmbH”), a provider of printing plates and print services located in Julich, Germany. Matthews International GmbH acquired a 50% ownership interest in S+T GmbH in 1998.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a) Market Information:

The authorized common stock of the Company consists of 70,000,000 shares of Class A Common Stock, $1 par value. The Company's Class A Common Stock is traded on the NASDAQ National Market System under the symbol “MATW”. The following table sets forth the high, low and closing prices as reported by NASDAQ for the periods indicated:

	High	Low	Close
Fiscal 2004:
Quarter ended: September 30, 2004	$36.81	$30.31	$33.88
June 30, 2004	33.09	28.10	32.94
March 31, 2004	33.39	28.98	33.20
December 31, 2003	30.37	26.00	29.59

Fiscal 2003:
Quarter ended: September 30, 2003	$28.46	$24.10	$26.42
June 30, 2003	25.00	22.56	24.76
March 31, 2003	25.65	21.51	23.10
December 31, 2002	25.00	20.94	22.33

The Company has a stock repurchase program, which was initiated in 1996. Under the program, the Company's Board of Directors has authorized the repurchase of a total of 10,000,000 shares of Matthews’ common stock, of which 7,829,668 shares have been repurchased as of September 30, 2004. The buy-back program is designed to increase shareholder value, enlarge the Company's holdings of its common stock, and add to earnings per share. Repurchased shares may be retained in treasury, utilized for acquisitions, or reissued to employees or other purchasers, subject to the restrictions of the Company’s Restated Articles of Incorporation.

All purchases of the Company’s common stock during fiscal 2004 were part of this repurchase program.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS, continued.

The following table shows the monthly fiscal 2004 stock repurchase activity:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced plan	Maximum number of shares that may yet be purchased under the plan (1)

October 2003	158,300	$27.63	158,300	509,768
November 2003	60,700	28.62	60,700	449,068
December 2003	79	28.70	79	448,989
January 2004	-	-	-	448,989
February 2004	-	-	-	448,989
March 2004	12,300	32.03	12,300	436,689
April 2004	196,584	31.04	196,584	2,240,105
May 2004	-	-	-	2,240,105
June 2004	-	-	-	2,240,105
July 2004	15,000	32.29	15,000	2,225,105
August 2004	54,773	33.59	54,773	2,170,332
September 2004	-	-	-	2,170,332
Total	497,736	$30.00	497,736

(1) In April 2004 the Company’s Board of Directors authorized the purchase of an additional 2,000,000 shares of Matthews common stock, bringing the total authorization for stock repurchases to 10,000,000 shares.

(b) Holders:

Based on records available to the Company, the number of registered holders of the Company's common stock was 549 at November 30, 2004.

(c) Dividends:

A quarterly dividend of $.045 per share was paid for the fourth quarter of fiscal 2004 to shareholders of record on October 31, 2004. The Company paid quarterly dividends of $.04 per share for the first three quarters of fiscal 2004 and the fourth quarter of fiscal 2003. The Company paid quarterly dividends of $.0275 per share for the first three quarters of fiscal 2003.

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

ITEM 6.	SELECTED FINANCIAL DATA.

	Years Ended September 30,
	2004	2003 (1)	2002 (2)	2001(3)	2000
	(Amounts in thousands, except per share data)
	(Not Covered by Report of Independent Accountants)
Net sales	$508,801	$458,865	$428,086	$283,282	$266,987

Gross profit	193,754	170,302	160,364	119,436	118,089

Operating profit	97,794	80,084	68,187	53,357	47,776

Interest expense	1,998	2,852	4,171	1,647	1,488

Income before income taxes
and change in accounting	91,833	73,354	62,457	51,458	45,938

Income taxes	35,638	28,461	24,225	19,859	18,015

Income before change in accounting	56,195	44,893	38,232	31,599	27,923

Cumulative effect of change in
accounting, net of tax	-	-	(3,226)	-	-
Net income	$56,195	$44,893	$35,006	$31,599	$27,923

Earnings per common share:
Diluted, before change
in accounting	$1.72	$1.39	$1.20	$1.01	$.88
Diluted	1.72	1.39	1.10	1.01	.88
Basic	1.74	1.42	1.14	1.03	.90

Weighted-average common
shares outstanding:
Basic	32,217	31,686	30,765	30,560	31,031
Diluted	32,689	32,315	31,796	31,320	31,703

Cash dividends per share	$.165	$.123	$.106	$.101	$.096

Total assets	$530,542	$440,182	$422,601	$288,952	$220,665
Long-term debt, non-current	54,389	57,023	96,487	40,726	13,908

(1) Fiscal 2003 included a net pre-tax charge of approximately $1,000 from special items which consisted of a pre-tax gain of $2,600 on the sale of a facility and a goodwill impairment charge of $3,600 (see Note 18 to the Consolidated Financial Statements).
(2) In fiscal 2002, the Company recorded a pre-tax charge of $5,255 for transitional goodwill impairment as a result of the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."
(3) The second quarter of fiscal 2001 included net pre-tax income of $500 from special items which consisted of a pre-tax gain of $7,099 on the sale of a subsidiary and asset impairments, restructuring costs and other special pre-tax charges totaling $6,600.

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

	Years Ended
	September 30,			Percentage Change
				2004-	2003-
	2004	2003(1)	2002	2003	2002
Sales	100.0%	100.0%	100.0%	10.9%	7.2%
Gross profit	38.1	37.1	37.5	13.8	6.2
Operating profit	19.2	17.5	15.9	22.1	17.4
Income before taxes (2)	18.0	16.0	14.6	25.2	17.4
Net income (2)	11.0	9.8	8.9	25.2	17.4

(1) Fiscal 2003 included a net pre-tax charge of approximately $1.0 million from special items (see "Special Items").
(2) Before cumulative effect of change in accounting. In fiscal 2002, the Company recorded a pre-tax charge of $5.3 million for transitional goodwill impairment (see "Goodwill").

Comparison of Fiscal 2004 and Fiscal 2003:

Sales for the year ended September 30, 2004 were $508.8 million and were $49.9 million, or 10.9% higher than sales of $458.9 million in fiscal 2003. The increase resulted principally from the acquisitions of The Cloverleaf Group, Inc., which is reported as the Company’s Merchandising Solutions segment, The InTouch Group Limited (“InTouch”) and Holjeron Corporation (“Holjeron”) during the fourth quarter of fiscal 2004, higher foreign currency exchange rates and a full twelve months of activity for Reproservice Eurodigital GmbH Munchen (“Reproservice Munich”), which was acquired in August 2003. Sales for the Merchandising Solutions segment totaled $21.1 million from the acquisition date through September 30, 2004. The higher foreign currencies values against the U.S. dollar had a favorable impact on sales of approximately $12.5 million. Bronze segment sales for fiscal 2004 were $197.4 million compared to $187.0 million for the year ended September 30, 2003. The $10.4 million increase reflected the favorable impact of increases in the value foreign currencies against the U.S. dollar, the effect of a temporary price surcharge (instituted in April 2004 in response to increases in the cost of bronze ingot) and higher sales of architectural products. These increases were partially offset by a decline in mausoleum sales. Sales for the York Casket segment were $116.6 million for fiscal 2004 compared to $120.4 million for the year ended September 30, 2003. The decline reflected the sale of a small manufacturing facility and several distribution operations in fiscal 2003 and lower volume in the fiscal 2004 fourth quarter. Fiscal 2004 sales for the Cremation segment were $22.5 million compared to $20.2 million for the year ended September 30, 2003. The $2.3 million increase reflected higher sales of cremation equipment and cremation caskets. Graphics Imaging segment sales were $113.2 million for the year ended September 30, 2004 compared to $99.1 million for fiscal 2003. The increase of $14.2 million, or 14.3%, primarily reflected the acquisitions of Reproservice Munich in August 2003 and

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS, continued.

Gross profit for the year ended September 30, 2004 was $193.8 million compared to $170.3 for the year ended September 30, 2003. The increase primarily reflected the acquisition of Reproservice Munich in August 2003 and the acquisitions of Holjeron, Cloverleaf and InTouch during the fourth quarter of fiscal 2004, higher sales, operational improvements and the impact of higher foreign currency values against the U.S. dollar. Bronze segment gross profit for fiscal 2003 was positively impacted by a reduction in the segment’s finishing cost liability as a result of manufacturing efficiency improvements. Bronze segment gross profit for fiscal 2004 was impacted by a charge for the cost of early retirement and other severance costs as well as increases in the cost of bronze ingot. York Casket segment gross profit for fiscal 2004 was impacted by the rising cost of cold rolled steel, stainless steel, copper and bronze, and an impairment charge on various assets. Graphics Imaging fiscal 2004 gross profit improved principally as a result of higher European sales and the closure of unprofitable operations in Southern California and North Carolina during fiscal 2003. Consolidated gross profit as a percentage of sales increased to 38.1% for fiscal 2004 from 37.1% for fiscal 2003. The Company’s improvement in consolidated gross profit as a percent of sales reflected higher sales, cost reduction initiatives and improvements in manufacturing efficiency, which were partially offset by higher raw material costs, an asset impairment charge and the addition of the Merchandising Solutions segment revenues that have a lower gross margin than the Company’s other segments.

Selling and administrative expenses for the year ended September 30, 2004 were $96.0 million compared to $89.2 million for the year ended September 30, 2003. The increase of $6.8 million primarily reflected the acquisitions of Reproservice Munich in August 2003 and Holjeron, Cloverleaf and InTouch in the fourth quarter of fiscal 2004 and the impact of higher foreign currency values against the U.S. dollar. Consolidated selling and administrative expenses as a percentage of sales were 18.9% for the year ended September 30, 2004 compared to 19.4% for the year ended September 30, 2003. The reduction principally reflected the Company’s recent acquisitions, which have lower selling and administrative costs as a percentage of sales than most of the Company’s other businesses.

Operating profit for the year ended September 30, 2004 was $97.8 million compared to $80.1 million for fiscal 2003, an increase of $17.7 million, or 22.1%. The Cloverleaf acquisition, reported as the Company’s Merchandising Solutions segment, contributed $1.6 million of operating profit from the date of acquisition to September 30, 2004. Bronze segment operating profit for fiscal 2004 was $54.3 million compared to $50.4 million for the year ended September 30, 2003. The $3.9 million increase reflected higher sales, the increase in values of foreign currencies against the U.S. dollar, manufacturing improvements and other cost reduction initiatives. These improvements were partially offset by increases in the cost of bronze ingot as well as a charge for the cost of early retirement and other severance costs. Bronze segment operating profit for fiscal 2003 was positively impacted by a reduction in the segment’s finishing cost liability as a result of manufacturing efficiency improvements. York Casket segment operating profit for fiscal 2004 was $14.6 million compared to $12.7 million for the year ended September 30, 2003. The increase of $1.9 million reflected the divestiture of unprofitable distribution and manufacturing operations in fiscal 2003, improvements in manufacturing efficiency and continued reductions in administrative costs, partially offset by the increase in the cost of steel and other metal raw materials and an asset impairment charge. Fiscal 2004 operating profit for the Cremation segment increased to $1.5 million from $1.2 million in fiscal 2003. The increase primarily reflected higher sales. Graphics

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS, continued.

Imaging segment operating profit for the year ended September 30, 2004 was $19.3 million compared to $11.6 million for the prior year, an increase of $7.7 million, or 66.8%. The increase reflected the acquisition of Reproservice Munich in August 2003 and InTouch in August 2004, the impact of the higher value of the Euro against the U.S. dollar, higher sales by the segment’s other European operations and the closure of unprofitable operations in Southern California and North Carolina in fiscal 2003. Marking Products segment operating profit for the year ended September 30, 2004 was $6.5 million compared to $4.1 million for the year ended September 30, 2003. The increase of $2.4 million, or 59.2%, reflected the acquisition of Holjeron in July 2004, the higher value of the Swedish Krona against the U.S. dollar and higher demand with improvements in the U.S. economy. Higher foreign currency values against the U.S. dollar had a favorable impact of approximately $3.2 million on the Company’s consolidated operating profit for the year ended September 30, 2004 compared to fiscal 2003.

Investment income for the year ended September 30, 2004 was $1.6 million, compared to $1.3 million for the year ended September 30, 2003. The increase from the prior year primarily reflected higher levels of invested cash.

Interest expense for the year ended September 30, 2004 was $2.0 million, compared to $2.9 million a year ago. The decline in interest expense reflected a lower level of debt during fiscal 2004 combined with a reduction in the average borrowing rate. Other income (deductions), net, for the year ended September 30, 2004 represented a reduction in pre-tax income of $57,000, compared to $381,000 for fiscal 2003. Minority interest deduction for fiscal 2004 was $5.5 million, compared to $4.8 million for fiscal 2003. The higher minority interest deduction for fiscal 2004 resulted from an increase in operating income in the Company's less than wholly-owned European Graphics Imaging businesses combined with higher foreign currency exchange rates against the U.S. dollar.

The Company's effective tax rate for the year ended September 30, 2004 was 38.8%, which remained unchanged from fiscal 2003. The difference between the Company's effective tax rate and the Federal statutory rate of 35% primarily reflected the impact of state and foreign income taxes.

Comparison of Fiscal 2003 and Fiscal 2002:

Sales for the year ended September 30, 2003 were $458.9 million and were $30.8 million, or 7.2%, higher than sales of $428.1 million for the year ended September 30, 2002. The increase primarily related to the acquisition of The York Group, Inc. ("York Casket") on December 3, 2001 and higher foreign currency exchange rates. Fiscal 2003 reflected twelve months of activity for the York Casket segment compared to ten months for fiscal 2002. Fiscal 2003 sales for the York Casket segment were $120.4 million compared to $100.4 million for fiscal 2002. For the year ended September 30, 2003, higher foreign currency values against the U.S. dollar had a favorable impact of approximately $14.7 million on the Company’s consolidated sales compared to fiscal 2002. Bronze segment sales for the year ended September 30, 2003 were $187.0 million compared to $185.9 million in fiscal 2002. The increase of $1.1 million in Bronze segment sales reflected the favorable impact of increases in the values of foreign currencies against the U.S. dollar offset partially by a decline in mausoleums sales, the divestiture of the segment's granite import business in fiscal 2002 and the divestiture of a Canadian niche bank and columbarium business in October 2002. Sales for the Cremation segment were $20.2 million for fiscal 2003 compared to $18.3 million for fiscal 2002. The increase reflected two additional months of cremation casket sales compared to fiscal 2002 as a result of the acquisition of York Casket. Fiscal 2003 sales for the Graphics Imaging segment were $99.1 million, compared to $94.8 million for fiscal 2002. The increase primarily reflected higher sales in the segment's European operations, which included the acquisition of Reproservice Munich in August 2003, combined with an increase in the value of the Euro against the U.S. dollar. These increases were partially offset by lower sales in the segment's domestic operations, which primarily related to weak demand and price pressure in the United States packaging markets

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS, continued.

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

Gross profit for the year ended September 30, 2003 was $170.3 million, compared to $160.4 million for the year ended September 30, 2002. The increase in consolidated gross profit primarily resulted from the acquisition of York Casket, higher sales in the Marking Products and European Graphics Imaging businesses and manufacturing improvements in the Bronze segment. Gross profit for all of the Company's segments increased for the year. In addition, gross profit for the Bronze segment reflected the benefit of a reduction in the segment's pre-need memorial finishing cost liability as a result of manufacturing efficiency improvements. Consolidated gross profit as a percent of sales declined slightly from 37.5% for fiscal 2002 to 37.1% for fiscal 2003. The reduction in the consolidated gross margin for fiscal 2003 principally related to the additional York Casket revenues, which generally have lower gross margins than other Matthews segments, and an increase in pension and health care costs over fiscal 2002. Pension costs were adversely affected by a decline in the Company’s pension fund assets during fiscal 2002. Pension costs for the Company's domestic defined benefit plans were $4.6 million for fiscal 2003, compared to $1.3 million for fiscal 2002.

Selling and administrative expenses for the year ended September 30, 2003 were $89.2 million, compared to $92.2 million for the year ended September 30, 2002. The decline of $3.0 million from the prior year primarily reflected lower selling and administrative costs in the Bronze segment and the domestic Graphics Imaging operations. Selling and administrative costs in the Bronze segment were favorably impacted by the divestiture of its granite import business in fiscal 2002 and the divestiture of a Canadian niche bank and columbarium business in October 2002. In addition, in the second quarter of fiscal 2002, the Company recorded a loss of approximately $500,000 on the sale of its granite import business. Lower selling and administrative costs in the domestic Graphics Imaging operations resulted from a decline in sales and the closure, in October 2002, of an unprofitable manufacturing business in Southern California. Consolidated selling and administrative expenses as a percent of sales were 19.4% for the year ended September 30, 2003, compared to 21.5% for fiscal 2002. The reduction principally reflected the additional two months’ business of York Casket, which has the lowest ratio of selling and administrative costs of any of the Company's segments, as its products are sold primarily through independent distributors.

Operating profit for the year ended September 30, 2003 was $80.1 million, representing an increase of $11.9 million, or 17.4%, over operating profit of $68.2 million for the year ended September 30, 2002. Bronze segment operating profit for fiscal 2003 was $50.4 million, compared to $46.6 million for fiscal 2002. The increase of $3.8 million, or 8.3%, reflected the segment's higher sales for the year, a reduction in the segment's pre-need memorial finishing cost liability due to manufacturing efficiencies, and the favorable impact of increases in the values of foreign currencies against the U.S. dollar. The Bronze segment results were also favorably impacted by the divestiture of its granite import business and its Canadian niche bank and columbarium business. These two businesses generated a combined operating loss of approximately $700,000 in fiscal 2002. Operating profit for the York Casket segment for the year ended September 30, 2003 was $12.7 million, representing an increase of $3.4 million, or 36.2%, over fiscal 2002. The increase reflected two additional months of results in fiscal 2003 compared to fiscal 2002. Operating profit as a percent of sales for the York Casket segment increased to 10.6% for fiscal 2003 from 9.3% for fiscal 2002, reflecting improvements in certain of the segment's manufacturing processes and a lower percentage of administrative costs as a result of the integration with Matthews. Graphics Imaging operating profit for the year ended September 30, 2003 was $11.6 million compared to $9.7 million for fiscal 2002. The segment's fiscal 2003 operating profit reflected a net pre-tax charge of $1.0 million

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS, continued.

(classified under Special Items), representing a pre-tax gain of $2.6 million on the sale of the segment's building in Southern California and a pre-tax charge of $3.6 million for impairment of goodwill related to O.N.E. Color Communications (see “Special Items”). Fiscal 2003 operating profit for the Graphics Imaging segment was favorably impacted by sales growth in the Company's European operations, which included the acquisition of Reproservice Munich in August 2003, combined with an increase in the value of the Euro against the U.S. dollar. However, the European gains were partially offset by the adverse impact of lower domestic sales and costs related to the closure of the segment's operation in North Carolina. Fiscal 2003 operating profit for the Marking Products segment was $4.1 million, representing an increase of $500,000 over fiscal 2002 operating profit of $3.6 million. The increase of 14.2% resulted from higher sales combined with an increase in the value of the Swedish Krona against the U.S. dollar. Operating profit for the Cremation segment in fiscal 2003 was $1.2 million compared to an operating loss of $1.1 million for fiscal 2002. Fiscal 2002 operating results reflected costs of $2.2 million incurred in connection with a potential acquisition in the cremation equipment business, which was terminated and not completed. Higher foreign currency values against the U.S. dollar had a favorable impact of approximately $3.3 million on the Company’s consolidated operating profit for the year ended September 30, 2003 compared to fiscal 2002.

Investment income for the year ended September 30, 2003 was $1.3 million, compared to $1.6 million for the year ended September 30, 2002. The decline from the prior year reflected lower investment income rates and the prior year included a net gain on the sale of securities.

Interest expense for the year ended September 30, 2003 was $2.9 million, compared to $4.2 million for fiscal 2002. The decline in interest expense reflected a lower level of debt during fiscal 2003 combined with a reduction in the average borrowing rate. Other income (deductions), net, for the year ended September 30, 2003 represented a reduction in pre-tax income of $381,000, compared to $119,000 for fiscal 2002. Minority interest deduction for fiscal 2003 was $4.8 million, compared to $3.0 million for fiscal 2002. The higher minority interest deduction for fiscal 2003 resulted from an increase in operating income in the Company's European Graphics Imaging businesses combined with higher currency exchange rates.

The Company's effective tax rate for the year ended September 30, 2003 was 38.8%, which remained unchanged from fiscal 2002. The difference between the Company's effective tax rate and the Federal statutory rate of 35% primarily reflected the impact of state and foreign income taxes.

Special Items:

In July 2003, the Company sold its Graphics Imaging segment facility (which was closed in October 2002) in Southern California for $3.2 million. The transaction resulted in a pre-tax gain of $2.6 million, which was recorded in Special Items on the Consolidated Statement of Income. In addition, Special Items for fiscal 2003 also included a pre-tax charge of $3.6 million for goodwill impairment. The impairment, which was recorded in the fiscal 2003 fourth quarter, related to O.N.E. Color Communications ("O.N.E."), a domestic Graphics Imaging business (see “Goodwill”).

Goodwill:

Under Statement of Financial Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, goodwill related to business combinations is no longer amortized, but is subject to periodic review for impairment. In general, when the carrying value of a reporting unit exceeds its implied fair value an impairment loss must be recognized. For purposes of testing for impairment, the Company uses a combination of valuation techniques, including discounted cash flows.

Based on this assessment, the Company recorded a pre-tax charge under Cumulative Effect of Change in Accounting in the first quarter of fiscal 2002 for transitional goodwill impairment of $5.3 million ($3.2 million after-tax). The impairment was primarily related to a reporting unit within the Company’s Bronze segment and was determined based upon a comparison of carrying value to implied fair market value.

In fiscal 2003 the Company performed its annual impairment review in the second quarter and determined that no additional adjustments to the carrying values of goodwill were necessary at that time. However, due to the Company’s purchase of the remaining 50% interest in O.N.E. and its declining operating results during the second half of fiscal 2003, the Company determined that an impairment review of O.N.E. was necessary as of September 30, 2003. Based on this assessment, the Company recorded a pre-tax charge of $3.6 million in the fourth quarter of fiscal 2003 for goodwill impairment. In fiscal 2004, the Company reorganized the operations of O.N.E. and integrated it with the larger Graphics Imaging reporting unit for purposes of the annual impairment assessment. The Company performed its annual impairment review in the second quarter of fiscal 2004 and determined that no adjustment to the carrying value of goodwill or other indefinite lived intangibles was necessary at that time.

LIQUIDITY AND CAPITAL RESOURCES:

Net cash provided by operating activities was $83.3 million for the year ended September 30, 2004, compared to $58.5 million and $55.5 million for fiscal 2003 and 2002, respectively. Operating cash flow for fiscal 2004 primarily reflected net income adjusted for depreciation and amortization (non-cash items), a $1.5 million cash contribution to the Company's principal pension plan, and a tax benefit of $4.5 million from exercised stock options. Operating cash flow for fiscal 2003 primarily reflected net income adjusted for depreciation, amortization and a goodwill impairment charge, a $7.5 million cash contribution to the Company’s principal pension plan, and a tax benefit of $5.8 million from exercised stock options. In addition, fiscal 2003 operating cash flow included final payouts to customers under various rebate programs of the York Casket segment. Most of these programs were replaced in calendar 2003 with a new discount program. Operating cash flow for the year ended September 30, 2002 primarily reflected net income adjusted for depreciation and amortization and the impairment of goodwill resulting from the adoption of SFAS No. 142. Operating cash flow for fiscal 2002 also included a tax benefit of $5.5 million from exercised stock options.

Cash used in investing activities was $82.8 million for the year ended September 30, 2004, compared to $13.3 million and $86.6 million for fiscal years 2003 and 2002, respectively. Investing activities for fiscal 2004 primarily included payments (net of cash acquired) of $74.5 million in connection with the acquisitions of InTouch, Cloverleaf and Holjeron and capital expenditures of $10.4 million. Investing activities for fiscal 2003 primarily included capital expenditures of $9.3 million, which was partially offset by proceeds of $5.6 million from sales of assets. Fiscal 2003 investing activities also included the acquisitions of Reproservice Munich in August 2003 and the remaining fifty percent interest in O.N.E. on July 31, 2003. Investing activities for fiscal 2002 included payments (net of cash acquired) of $88.8 million in connection with acquisitions, principally related to York Casket (December 2001) and Rudolf (July 2001). Although Rudolf was acquired in fiscal 2001, the purchase price (approximately $11.0 million) was paid in the first quarter of fiscal 2002. Fiscal 2002 investing activities also reflected capital expenditures of $10.1 million, proceeds of $9.0 million from the net disposition of investment securities and proceeds of $3.2 million from the sale of assets.

Capital expenditures were $10.4 million for the year ended September 30, 2004, compared to $9.3 million and $10.1 million for fiscal 2003 and 2002, respectively. Capital expenditures in each of the last three fiscal years reflected reinvestment in the Company's business segments and were made primarily for the purchase of new manufacturing machinery, equipment and facilities designed to improve product quality, increase manufacturing efficiency, lower

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS, continued.

production costs and meet regulatory requirements. Capital expenditures for the last three fiscal years were primarily financed through operating cash. Capital spending for property, plant and equipment has averaged $9.9 million for the last three fiscal years. The capital budget for fiscal 2005 is $23.9 million, which reflects projected capital spending in connection with establishing a lower cost casket manufacturing facility in Monterrey, Mexico. The Company expects to generate sufficient cash from operations to fund all anticipated capital spending projects.

Cash used in financing activities for the year ended September 30, 2004 was $3.2 million, reflecting proceeds, net of repayments, from long-term debt of $6.5 million, treasury stock purchases of $14.9 million, proceeds of $10.6 million from the sale of treasury stock (stock option exercises) and dividends of $5.3 million ($0.165 per share) to the Company’s shareholders. Cash used in financing activities for the year ended September 30, 2003 was $41.7 million, reflecting payments on long-term debt of $44.0 million, treasury stock purchases of $6.6 million and dividends of $3.9 million ($0.123 per share) to the Company's shareholders. These payments were partially offset by proceeds of $12.8 million from the sale of treasury stock (stock option exercises). Cash provided by financing activities for the year ended September 30, 2002 was $58.5 million, reflecting proceeds from long-term debt of $126.4 million, debt repayments of $71.3 million, net proceeds of $6.7 million from the sale of treasury stock (stock option exercises), and dividends of $3.3 million ($0.106 per share) to the Company's shareholders.

On December 3, 2001, the Company entered into a Revolving Credit Facility for $125.0 million with a syndicate of financial institutions. The facility was scheduled to mature on November 30, 2004. On April 21, 2004, the Company signed an amendment to the facility which extended its maturity to April 30, 2009. Borrowings under the amended facility bear interest at LIBOR plus a factor ranging from .50% to 1.00% based on the Company’s leverage ratio. The leverage ratio is defined as net indebtedness divided by EBITDA (earnings before interest, taxes, depreciation and amortization). The Company is required to pay an annual commitment fee ranging from .20% to .30% (based on the Company’s leverage ratio) of the unused portion of the facility. The Revolving Credit Facility, as amended, requires the Company to maintain certain leverage and interest coverage ratios. A portion of the facility (not to exceed $10.0 million) is available for the issuance of trade and standby letters of credit.

Effective April 30, 2004, the Company increased its outstanding borrowings under the facility to $50.0 million and simultaneously entered into an interest rate swap that fixed the interest rate on such borrowings at 3.16% for a five-year period. The interest rate swap has been designated as a cash flow hedge of the future variable interest payments under the revolving credit facility which are considered probable of occurring. Based on the Company’s assessment, all of the critical terms of the hedge match the underlying terms of the hedged debt and related forecasted interest payments and as such, these hedges are considered effective.

The fair value of the interest rate swap reflected an unrealized gain of $507,000 ($309,000 after tax) at September 30, 2004 that is included in equity as part of accumulated other comprehensive income. Assuming market rates remain constant with the rates at September 30, 2004, approximately $67,000 of the $309,000 gain included in accumulated other comprehensive income is expected to be recognized in earnings as a reduction of interest expense over the next twelve months.

At September 30, 2004 the outstanding balance on the Revolving Credit Facility was $52.5 million and the weighted-average interest rate on the outstanding borrowings under this facility was 3.08%. Equal quarterly payments of $2.5 million plus interest are due on the facility until its final maturity in April 2009.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS, continued.

The Company has financed the acquisition of Caggiati S.p.A and several acquisitions by Caggiati S.p.A. through loans with various Italian banks. Outstanding borrowings on these loans totaled U.S.$14.3 million at September 30, 2004. Caggiati also has four lines of credit totaling approximately U.S.$13.4 million with the same Italian banks. Outstanding borrowings on these lines were U.S.$3.4 million and U.S.$3.6 million at September 30, 2004 and 2003, respectively. The weighted-average interest rate on these borrowings, which are collateralized by certain trade accounts receivable, was 3.6% at September 30, 2004.

The Company has a stock repurchase program, which was initiated in 1996. As of September 30, 2004, the Company's Board of Directors had authorized the repurchase of a total of 10,000,000 shares of Matthews’ common stock under the program, of which 7,829,668 shares had been repurchased as of September 30, 2004. The buy-back program is designed to increase shareholder value, enlarge the Company's holdings of its common stock, and add to earnings per share. Repurchased shares may be retained in treasury, utilized for acquisitions, or reissued to employees or other purchasers, subject to the restrictions of the Company’s Restated Articles of Incorporation.

Consolidated working capital of the Company was $90.9 million at September 30, 2004, compared to $89.7 million and $68.8 million at September 30, 2003 and 2002, respectively. Working capital at September 30, 2004 reflected higher levels of accounts receivable and inventories, primarily due to acquisitions, an increase in current maturities of debt, and higher levels of current liabilities, also primarily the result of acquisitions. Working capital at September 30, 2003 reflected a higher level of cash and cash equivalents compared to September 30, 2002 and a reduction in current liabilities resulting from final payouts to customers under various rebate programs of the York Casket segment. Cash and cash equivalents were $65.8 million at September 30, 2004, compared to $67.0 million and $57.1 million at September 30, 2003 and 2002, respectively. The Company's current ratio at September 30, 2004 was 1.8, compared to 2.2 and 1.8 at September 30, 2003 and 2002, respectively.

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

At September 30, 2004, an accrual of $11.5 million has been recorded for environmental remediation (of which $912,000 has been classified in other current liabilities), representing management's best estimate of the probable and reasonably estimable costs of the Company's known remediation obligations. The accrual, which reflects previously established reserves assumed with the acquisition of York Casket and additional reserves recorded as a purchase accounting adjustment, does not consider the effects of inflation and anticipated expenditures are not discounted to their present value. Changes in the accrued environmental remediation obligation from the prior fiscal year reflects payments charged against the accrual. While final resolution of these contingencies could result in costs different than current

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS, continued.

accruals, management believes the ultimate outcome will not have a significant effect on the Company's consolidated results of operations or financial position.

ACQUISITIONS:

In August 2004, the Company acquired InTouch, a leading provider of reprographic services to the packaging industry in the United Kingdom. InTouch is headquartered in Leeds, England and has operations in London, Portsmouth, Manchester and Boston, Massachusetts. The transaction was structured as a stock purchase, at a cost of approximately $39.0 million. The acquisition is intended to further the Company’s position as a provider of reprographic services to the European packaging industry.

In July 2004, the Company acquired Cloverleaf, a provider of merchandising solutions. Cloverleaf was formed by the recent merger of iDL, Inc., a provider of merchandising systems and displays, headquartered near Pittsburgh, PA, and Big Red Rooster, a marketing and design services organization located in Columbus, OH. The transaction was structured as an asset purchase, at a cost of approximately $34.0 million. The transaction was also structured to include potential additional consideration during the next six years contingent on the future growth in value of the acquired operations. The acquisition is designed to expand the Company’s products and services into the merchandising solutions market.

In July 2004, the Company acquired Holjeron, an industrial controls manufacturer located in Wilsonville, OR. The acquisition was structured as a stock purchase, at a cost of approximately $1.7 million, plus potential additional consideration based upon calendar 2004 financial performance. The acquisition is a part of Matthews’ strategy to increase its presence in the marking products industry.

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

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS, continued.

 The acquisition of York Casket was designed to expand Matthews’ position in the death care industry. York Casket operates as a wholly-owned subsidiary and separate segment of Matthews.

Matthews has accounted for these acquisitions using the purchase method and, accordingly, recorded the acquired assets and liabilities at their estimated fair values at the acquisition dates. The excess of the purchase price over the estimated fair value of the net assets acquired was recorded as goodwill.

DISPOSITIONS:

In July 2003, the Company sold its Graphics Imaging segment facility (which was closed in October 2002) in Southern California for $3.2 million. The transaction resulted in a pre-tax gain of $2.6 million, which was recorded in Special Items on the Consolidated Statement of Income.

FORWARD-LOOKING INFORMATION:

The Company’s objective with respect to operating performance is to increase annual earnings per share in the range of 12% to 15% over the long term. For the past ten fiscal years, the Company has achieved an average annual increase in earnings per share of 16.1%.

Matthews International Corporation has a three-pronged strategy to attain the annual growth rate objective, which has remained unchanged from the prior year. This strategy consists of the following: internal growth (which includes productivity improvements, new product development and the expansion into new markets with existing products), acquisitions and share repurchases under the Company’s stock repurchase program (see "Liquidity and Capital Resources").

The significant factors impacting the Company’s fiscal 2004 results were the recent acquisitions of Cloverleaf, InTouch and Holjeron and the favorable impact of foreign currency exchange rate changes. In addition, the growth in operating results by the European Graphics businesses exceeded the Company’s expectations and the Company does not currently anticipate similar growth in fiscal 2005. Additionally, the Company remains concerned with the continued high cost of bronze and steel. While fiscal 2004 cost initiatives and productivity improvements mitigated some of this impact, the significantly higher costs will be a challenge in fiscal 2005, particularly in the competitive markets which the Company serves. Finally, the Company is adding a new lower cost casket manufacturing plant in Mexico in fiscal 2005 and the costs associated with this expansion will negatively affect short-term operating results.

Based on anticipated internal growth, the impact of the Company’s recent acquisitions and the factors discussed above, the Company currently expects to achieve diluted earnings per share in the range of $1.80 to $1.85 for the fiscal year ending September 30, 2005.

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

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS, continued

The Company's significant accounting policies are included in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K. Management believes that the application of these policies on a consistent basis enables the Company to provide useful and reliable financial information about the company's operating results and financial condition. The following accounting policies involve significant estimates, which are considered critical to the preparation of the Company's consolidated financial statements for the year ended September 30, 2004.

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

The Company's principal pension plan maintains a substantial portion of its assets in equity securities. Based on an analysis of the historical performance of the plan's assets and consultation with its independent investment advisor, the Company has maintained the long-term rate of return assumption for these assets at 9.0% for purposes of determining pension cost and funded status under SFAS No. 87, "Employers' Accounting for Pensions." The discount rate assumption used in determining the present value of the projected benefit obligation was reduced from 7.0% in fiscal 2002 to 6.5% in fiscal 2003, reflecting a decline in long-term bond rates. The discount rate remained at 6.5% in fiscal 2004.

Environmental Reserve:

Environmental liabilities are recorded when the Company's obligation is probable and reasonably estimable. Accruals for losses from environmental remediation obligations do not consider the effects of inflation, and anticipated expenditures are not discounted to their present value.

Revenue Recognition:

Revenues are generally recognized when title and risk of loss pass to the customer, which is typically at the time of product shipment. For pre-need sales of memorials and vases, revenue is recognized when the memorial has been manufactured to the customer’s specifications (e.g., name and birth date), title has been transferred to the customer and the memorial and vase are placed in storage for future delivery. A liability has been recorded in Estimated Finishing Costs for the estimated costs of finishing pre-need bronze memorials and vases that have been manufactured and placed in storage prior to July 1, 2003 for future delivery.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS, continued.

In July 2003, the Emerging Issues Task Force (“EITF”) issued Issue No. 00-21 “Revenue Arrangements with Multiple Deliverables.” Issue No. 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue generating activities. The provisions of Issue No. 00-21 were effective July 1, 2003 and have been applied prospectively by the Company to the finishing and storage elements of its pre-need sales. Beginning July 1, 2003, revenue is deferred by the Company on the portion of pre-need sales attributable to the final finishing and storage of the pre-need merchandise. Deferred revenue for final finishing is recognized at the time the pre-need merchandise is finished and shipped to the customer. Deferred revenue related to storage is recognized on a straight-line basis over the estimated average time that pre-need merchandise is held in storage.

At September 30, 2004, the Company held 342,316 memorials and 225,375 vases in its storage facilities under the pre-need sales program.

Construction revenues are recognized under the percentage-of-completion method of accounting using the cost-to-cost method. The Company offers rebates to certain customers participating in volume purchase programs. Rebates are estimated and recorded as a reduction in sales at the time the Company’s products are sold.

LONG-TERM CONTRACTUAL OBLIGATIONS AND COMMITMENTS:

The following table summarizes the Company’s contractual obligations at September 30, 2004, and the effect such obligations are expected to have on its liquidity and cash flows in future periods.

	Payments due in fiscal year:
					After
	Total	2005	2006 to 2007	2008 to 2009	2009
Contractual Cash Obligations:	(Dollar amounts in thousands)
Revolving credit facility	$52,500	$10,000	$20,000	$22,500	$-
Notes payable to banks	14,275	2,713	3,075	2,506	5,981
Short-term borrowings	3,437	3,437	-	-	-
Capital lease obligations	1,180	853	327	-	-
Non-cancelable operating leases	24,620	5,169	8,030	5,786	5,635
Total contractual cash obligations	$96,012	$22,172	$31,432	$30,792	$11,616

Benefit payments under the Company’s principal retirement plan are made from plan assets, while benefit payments under the supplemental retirement plan and postretirement benefit plan are made from the Company’s operating funds. Due to the IRS full funding limitations, the Company does not expect to make any significant contributions to its principal retirement plan in fiscal 2005. The Company estimates that benefit payments to participants under its principal retirement plan (including its supplemental retirement plan) and postretirement benefit payments will be $4.1 million and $1.0 million, respectively, in fiscal 2005. The amounts are not expected to change materially thereafter. The Company believes that its current liquidity sources, combined with its operating cash flow and borrowing capacity, will be sufficient to meet its capital needs for the foreseeable future.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS, continued.

INFLATION:

Inflation has not had a material impact on the Company over the past three years nor is it anticipated to have a material impact for the foreseeable future.

ACCOUNTING PRONOUNCEMENTS:

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). This interpretation addresses consolidation by business enterprises of variable interest entities with certain characteristics. In December 2003, the FASB revised the interpretation (“FIN 46-R”), which provided for various amendments to FIN 46. The adoption of FIN 46-R during 2004 did not have a material impact on the Company’s consolidated financial position and results of operations.

In December 2003, the FASB issued a revised version of SFAS No. 132 “Employer’s Disclosures about Pensions and Other Postretirement Benefits.” This statement requires additional disclosures about assets, obligations, cash flows and net periodic benefit costs of defined benefit plans and other defined benefit postretirement plans. The disclosure requirements are effective for annual financial statements with fiscal years ending after December 15, 2003 and for interim periods beginning after December 15, 2003. The disclosure requirements of the revised version of SFAS No. 132 have been adopted by the Company.

In May 2004, the FASB issued Staff Position No. 106-2 ("FSP 106-2"), "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" (the "Act"). The Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of post-retirement health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. When adopted, FSP 106-2 will supersede FSP 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," which was issued in January 2004 and permitted a sponsor of a post-retirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Act until more authoritative guidance on the accounting for the federal subsidy was issued. The Company elected the one-time deferral allowed under FSP 106-1 and, as a result, any measures of the accumulated post-retirement benefit obligation or net periodic post-retirement benefit cost in the financial statements or accompanying notes do not reflect the effects of the Act on post-retirement health care benefit plans. FSP 106-2 provides authoritative guidance on the accounting for the federal subsidy and specifies the disclosure requirements for employers who have adopted FSP 106-2, including those who are unable to determine whether benefits provided under its plan are actuarially equivalent to Medicare Part D. FSP 106-2 was adopted by the Company in the fourth quarter of fiscal 2004, and did not have a material impact on the Company’s consolidated financial position or results of operations.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK, continued.

Interest Rates - The Company's most significant long-term debt instrument is the Revolving Credit Facility, as amended, which bears interest at variable rates based on LIBOR. Effective April 30, 2004, the Company increased its outstanding borrowings under the facility to $50.0 million and simultaneously entered into an interest rate swap that fixed the interest rate on such borrowings at 3.16% for a five-year period. The interest rate swap has been designated as a cash flow hedge of the future variable interest payments under the Revolving Credit Facility. The fair value of the interest rate swap reflected an unrealized gain of $507,000 ($309,000 after tax) at September 30, 2004 that is included in equity as part of accumulated other comprehensive income. A decrease of 10% in market interest rates (i.e. a decrease from 3.5% to 3.15%) would result in a decrease of approximately $421,000 in the fair value of the interest rate swap.

Commodity Price Risks - In the normal course of business, the Company is exposed to commodity price fluctuations related to the purchases of certain materials and supplies (such as bronze ingot, steel and wood) used in its manufacturing operations. The Company obtains competitive prices for materials and supplies when available.

Foreign Currency Exchange Rates - The Company is subject to changes in various foreign currency exchange rates, including the Euro, the British Pound, Canadian dollar, Australian dollar and Swedish Krona, in the conversion from local currencies to the U.S. dollar of the reported financial position and operating results of its non-U.S. based subsidiaries. An adverse change of 10% in exchange rates would have resulted in a decrease in sales of $12.5 million and a decrease in operating income of $4.5 million for the year ended September 30, 2004.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and
Board of Directors of
Matthews International Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Matthews International Corporation and its subsidiaries at September 30, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 18 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." Accordingly, the Company changed its method of accounting for goodwill in 2002.

PRICEWATERHOUSECOOPERS LLP

Pittsburgh, Pennsylvania
November 16, 2004

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
September 30, 2004 and 2003
(Dollar amounts in thousands, except per share data)
__________

ASSETS	2004	2003
Current assets:
Cash and cash equivalents	$65,830	$66,954
Short-term investments	858	4,588
Accounts receivable, net of allowance for doubtful accounts of $7,717 and $6,013, respectively	87,490	62,883
Inventories	42,536	27,065
Deferred income taxes	1,462	1,517
Other current assets	4,302	3,047
Total current assets	202,478	166,054

Investments	7,694	4,561

Property, plant and equipment, net	72,714	69,633

Deferred income taxes	9,615	9,496

Other assets	16,745	22,686

Goodwill	189,016	154,690

Other intangible assets, net of accumulated amortization of $1,135 and $638, respectively	32,280	13,062

Total assets	$530,542	$440,182

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS, continued
September 30, 2004 and 2003
(Dollar amounts in thousands, except per share data)
__________

LIABILITIES AND SHAREHOLDERS' EQUITY	2004	2003
Current liabilities:
Long-term debt, current maturities	$17,003	$6,029
Trade accounts payable	26,130	19,805
Accrued compensation	31,274	24,745
Accrued income taxes	13,018	1,274
Other current liabilities	24,147	24,470
Total current liabilities	111,572	76,323

Long-term debt	54,389	57,023

Estimated finishing costs	4,730	4,863

Postretirement benefits other than pensions	17,407	17,644

Deferred income taxes	4,225	3,441

Environmental reserve	10,604	11,154

Other liabilities and deferred revenue	15,365	13,506

Commitments and contingent liabilities

Shareholders' equity:
Class A common stock, $1.00 par value; authorized 70,000,000 shares; 36,333,992 shares issued	36,334	36,334
Preferred stock, $100 par value, authorized 10,000 shares, none issued	-	-
Additional paid-in capital	11,699	6,476
Retained earnings	308,435	257,559
Accumulated other comprehensive income	11,538	6,643
Treasury stock, 3,923,418 and 4,171,943 shares, respectively, at cost	(55,756)	(50,784)
Total shareholders' equity	312,250	256,228

Total liabilities and shareholders' equity	$530,542	$440,182

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
for the years ended September 30, 2004, 2003 and 2002
(Dollar amounts in thousands, except per share data)
__________

	2004	2003	2002
Sales	$508,801	$458,865	$428,086
Cost of sales	(315,047)	(288,563)	(267,722)
Gross profit	193,754	170,302	160,364

Selling expense	(46,999)	(43,334)	(43,468)
Administrative expense	(48,961)	(45,840)	(48,709)
Special items	-	(1,044)	-
Operating profit	97,794	80,084	68,187

Investment income	1,612	1,283	1,587
Interest expense	(1,998)	(2,852)	(4,171)
Other income (deductions), net	(57)	(381)	(119)
Minority interest	(5,518)	(4,780)	(3,027)

Income before income taxes and change in accounting	91,833	73,354	62,457

Income taxes	(35,638)	(28,461)	(24,225)

Income before cumulative effect of change in accounting	56,195	44,893	38,232

Cumulative effect of change in accounting, net of tax	-	-	(3,226)

Net income	$56,195	$44,893	$35,006

Earnings per share before cumulative effect of change in accounting:
Basic	$1.74	$1.42	$1.24
Diluted	$1.72	$1.39	$1.20
Earnings per share:
Basic	$1.74	$1.42	$1.14
Diluted	$1.72	$1.39	$1.10

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
for the years ended September 30, 2004, 2003 and 2002
(Dollar amounts in thousands, except per share data)
__________

				Accumulated
				Other
		Additional		Comprehensive
	Common	Paid-in	Retained	Income (Loss)	Treasury
	Stock	Capital	Earnings	(net of tax)	Stock	Total

Balance, September 30, 2001	$36,334	$-	$184,845	$(8,983)	$(68,480)	$143,716
Net income	-	-	35,006	-	-	35,006
Unrealized gains (losses)	-	-	-	(342)	-	(342)
Minimum pension liability	-	-	-	(10,042)	-	(10,042)
Translation adjustment	-	-	-	4,151	-	4,151
Total comprehensive income						28,773
Treasury stock transactions:
Purchase of 6,000 shares	-	-	-	-	(124)	(124)
Issuance of 899,572 shares under stock plans	-	2,119	-	-	10,173	12,292
Dividends, $.106 per share	-	-	(3,282)	-	-	(3,282)
Balance, September 30, 2002	36,334	2,119	216,569	(15,216)	(58,431)	181,375
Net income	-	-	44,893	-	-	44,893
Unrealized gains (losses)	-	-	-	(17)	-	(17)
Minimum pension liability	-	-	-	10,011	-	10,011
Translation adjustment	-	-	-	11,865	-	11,865
Total comprehensive income						66,752
Treasury stock transactions:
Purchase of 256,468 shares	-	-	-	-	(6,623)	(6,623)
Issuance of 1,251,111 shares under stock plans	-	4,357	-	-	14,270	18,627
Dividends, $.123 per share	-	-	(3,903)	-	-	(3,903)
Balance, September 30, 2003	36,334	6,476	257,559	6,643	(50,784)	256,228
Net income	-	-	56,195	-	-	56,195
Unrealized gains (losses)	-	-	-	(37)	-	(37)
Minimum pension liability	-	-	-	(737)	-	(737)
Translation adjustment	-	-	-	5,360	-	5,360
Fair value of derivative	-	-	-	309	-	309
Total comprehensive income						61,090
Treasury stock transactions:
Purchase of 497,736 shares	-	-	-	-	(14,894)	(14,894)
Issuance of 746,261 shares under stock plans	-	5,223	-	-	9,922	15,145
Dividends, $.165 per share	-	-	(5,319)	-	-	(5,319)
Balance, September 30, 2004	$36,334	$11,699	$308,435	$11,538	$(55,756)	$312,250

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended September 30, 2004, 2003 and 2002
(Dollar amounts in thousands, except per share data)
__________

	2004	2003	2002
Cash flows from operating activities:
Net income	$56,195	$44,893	$35,006

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,628	14,872	13,856
Change in deferred taxes	1,015	5,128	5,286
Impairment charges	1,028	3,840	5,776
Net (gain) loss on dispositions of assets	35	(2,504)	401
Net (gain) loss on investments	-	55	(456)
Changes in working capital items	1,936	(12,460)	(4,050)
(Increase) decrease in other assets	3,724	5,594	(3,786)
Decrease in estimated finishing costs	(133)	(1,948)	(590)
Decrease in other liabilities	(470)	(4,553)	(1,060)
Decrease in postretirement benefits	(203)	(263)	(376)
Tax benefit on exercised stock options	4,517	5,832	5,473
Net cash provided by operating activities	83,272	58,486	55,480
Cash flows from investing activities:
Capital expenditures	(10,403)	(9,280)	(10,063)
Proceeds from dispositions of assets	1,484	5,572	3,228
Acquisitions, net of cash acquired	(74,487)	(9,455)	(88,767)
Purchases of investment securities	(15,260)	(185)	(4,771)
Proceeds from dispositions of investments	15,829	21	13,730
Net cash used in investing activities	(82,837)	(13,327)	(86,643)
Cash flows from financing activities:
Proceeds from long-term debt	55,478	-	126,433
Payments on long-term debt	(49,050)	(43,993)	(71,310)
Proceeds from the sale of treasury stock	10,629	12,795	6,819
Purchases of treasury stock	(14,894)	(6,623)	(124)
Dividends	(5,319)	(3,903)	(3,282)
Net cash provided by (used in) financing activities	(3,156)	(41,724)	58,536
Effect of exchange rate changes on cash	1,597	6,418	1,037
Net change in cash and cash equivalents	(1,124)	9,853	28,410
Cash and cash equivalents at beginning of year	66,954	57,101	28,691
Cash and cash equivalents at end of year	$65,830	$66,954	$57,101
Cash paid during the year for:
Interest	$1,823	$ 3,007	$3,952
Income taxes	11,200	20,902	10,080
The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
__________

1.	NATURE OF OPERATIONS:

Matthews International Corporation ("Matthews"), founded in 1850 and incorporated in Pennsylvania in 1902, is a designer, manufacturer and marketer principally of memorialization products and brand solutions. Memorialization products consist primarily of bronze memorials and memorialization products, caskets and cremation equipment for the cemetery and funeral home industries. Brand solutions include graphics imaging products and services, merchandising solutions, and marking products. The Company's products and operations are comprised of six business segments: Bronze, York Casket, Cremation, Graphics Imaging, Marking Products and, as of July 19, 2004, Merchandising Solutions (see Note 16). The Bronze segment is a leading manufacturer of cast bronze memorials and other memorialization products, cast and etched architectural products and is a leading builder of mausoleums in the United States. The York Casket segment is a leading casket manufacturer in the United States and produces a wide variety of wood and metal caskets. The Cremation segment is a leading designer and manufacturer of cremation equipment and cremation caskets primarily in North America. The Graphics Imaging segment manufactures and provides printing plates, pre-press services and imaging services for the corrugated and flexible packaging industries. The Marking Products segment designs, manufactures and distributes a wide range of marking equipment and consumables for identifying various consumer and industrial products, components and packaging containers. The Merchandising Solutions segment designs and manufactures merchandising displays and systems and provides creative merchandising and marketing solutions services.

The Company has manufacturing and marketing facilities in the United States, Australia, Canada and Europe.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation:

The consolidated financial statements include all majority-owned foreign and domestic subsidiaries. The consolidated financial statements also include the accounts of the Company's 50%-owned affiliate, S+T Gesellschaft Fur Reprotechnik GmbH (“S+T GmbH”). All intercompany accounts and transactions have been eliminated.

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
__________

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

Property, Plant and Equipment:

Property, plant and equipment are carried at cost. Deprecia-tion is computed primarily on the straight-line method over the estimated useful lives of the assets, which generally range from 10 to 45 years for buildings and 3 to 12 years for machinery and equipment. Gains or losses from the disposition of assets are reflected in operating profit. The cost of maintenance and repairs is charged against income as incurred. Renewals and betterments of a nature considered to extend the useful lives of the assets are capitalized.

Goodwill and Other Intangible Assets:

Goodwill is no longer amortized but is subject to annual review for impairment. Intangible assets are amortized over their estimated useful lives, ranging from 2 to 17 years, unless such lives are considered to be indefinite. A significant decline in cash flows generated from these assets may result in a write-down of the carrying values of the related assets.

Environmental:

Costs that mitigate or prevent future environmental issues or extend the life or improve equipment utilized in current operations are capitalized and depreciated on a straight-line basis over the estimated useful lives of the related assets. Costs that relate to current operations or an existing condition caused by past operations are expensed. Environmental liabilities are recorded when the Company’s obligation is probable and reasonably estimable. Accruals for losses from environmental remediation obligations do not consider the effects of inflation, and anticipated expenditures are not discounted to their present value.

Treasury Stock:

Treasury stock is carried at cost. The cost of treasury shares sold is determined under the average cost method.

Income Taxes:

Deferred tax assets and liabilities are provided for the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse. Deferred income taxes for U.S. tax purposes have not been provided on certain undistributed earnings of foreign subsidiaries, as such earnings are considered to be reinvested indefinitely. To the extent earnings are expected to be returned in the foreseeable future, the associated deferred tax liabilities are provided.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Dollar amounts in thousands, except per share data)
__________

Revenue Recognition:

Revenues are generally recognized when title and risk of loss pass to the customer, which is typically at the time of product shipment. For pre-need sales of memorials and vases, revenue is recognized when the memorial has been manufactured to the customer’s specifications (e.g., name and birth date), title has been transferred to the customer and the memorial and vase are placed in storage for future delivery. A liability has been recorded in Estimated Finishing Costs for the estimated costs of finishing pre-need bronze memorials and vases that have been manufactured and placed in storage prior to July 1, 2003 for future delivery.

In July 2003, the Emerging Issues Task Force (“EITF”) issued Issue No. 00-21 “Revenue Arrangements with Multiple Deliverables.” Issue No. 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue generating activities. The provisions of Issue No. 00-21 were effective July 1, 2003 and have been applied prospectively by the Company to the finishing and storage elements of its pre-need sales. Beginning July 1, 2003, revenue is deferred by the Company on the portion of pre-need sales attributable to the final finishing and storage of the pre-need merchandise. Deferred revenue for final finishing is recognized at the time the pre-need merchandise is finished and shipped to the customer. Deferred revenue related to storage is recognized on a straight-line basis over the estimated average time that pre-need merchandise is held in storage.

At September 30, 2004, the Company held 342,316 memorials and 225,375 vases in its storage facilities under the pre-need sales program.

Construction revenues are recognized under the percentage-of-completion method of accounting using the cost-to-cost method. The Company offers rebates to certain customers participating in volume purchase programs. Rebates are estimated and recorded as a reduction in sales at the time the Company’s products are sold.

Derivatives and Hedging:

Derivatives are held as part of a formal documented hedging program. All derivatives are straight forward and held for purposes other than trading. Matthews measures effectiveness by formally assessing, at least quarterly, the historical and probable future high correlation of changes in the fair value or future cash flows of the hedged item. If the hedging relationship ceases to be highly effective or it becomes probable that an expected transaction will no longer occur, gains and losses on the derivative will be recorded in other income (deductions) at that time.

Changes in the fair value of derivatives designated as cash flow hedges are recorded in other comprehensive income, net of tax and are reclassified to earnings in a manner consistent with the underlying hedged item. The cash flows from derivative activities are recognized in the statement of cash flows in a manner consistent with the underlying hedged item.

Research and Development Expenses:

Research and development costs are expensed as incurred and approximated $3,000, $4,200 and $2,800 for the years ended September 30, 2004, 2003 and 2002, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Dollar amounts in thousands, except per share data)
__________

Earnings Per Share:

Basic earnings per share is computed by dividing net income by the average number of common shares outstanding. Diluted earnings per share is computed using the treasury stock method, which assumes the issuance of common stock for all dilutive securities.

Reclassifications:

Certain reclassifications have been made to the financial statements for the years ended September 30, 2003 and 2002 to conform to the current year presentation.

Stock Plan:

The Company has a stock incentive plan that provides for grants of incentive stock options, non-statutory stock options and restricted share awards. The Company has elected to account for its stock incentive plan under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." If compensation cost had been determined under SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income and diluted earnings per share would have been as follows:

	2004	2003	2002
Net income, as reported	$56,195	$44,893	$35,006
Net income, pro forma	54,533	43,504	33,620
Earnings per share, as reported	$1.72	$1.39	$1.10
Earnings per share, pro forma	1.68	1.35	1.06

The weighted-average fair value of options granted was $9.33 per share in 2004, $7.19 per share in 2003 and $7.77 per share in 2002.

The fair value of each option grant is estimated on the date of grant using a Black-Scholes based pricing model with the following assumptions:

	2004	2003	2002
Expected volatility	24.2%	24.4%	26.7%
Dividend yield	1.0%	1.0%	1.0%
Average risk-free interest rate	3.9%	3.8%	3.0%
Average expected term (years)	7.9	8.0	7.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Dollar amounts in thousands, except per share data)
__________
3.	INVENTORIES:

Inventories at September 30 consisted of the following:

	2004	2003

Materials and finished goods	$38,005	$25,165
Labor and overhead in process	4,141	1,489
Supplies	390	411
	$42,536	$27,065

4.	INVESTMENTS:

Investment securities are recorded at estimated market value at the consolidated balance sheet date and are classified as available-for-sale. Short-term investments consisted principally of corporate obligations with purchased maturities of over three months but less than one year. The cost of short-term investments approximated market value at September 30, 2004 and 2003. Investments classified as non-current consisted of securities of the U.S. government and its agencies and corporate obligations with purchased maturities in the range of one to five years. Accrued interest on all investment securities was classified with short-term investments.

At September 30, 2004 and 2003, investments classified as non-current were as follows:

	Book Value	Gross	Gross
	(Amortized	Unrealized	Unrealized	Market
	Cost)	Gains	Losses	Value
September 30, 2004:

U.S. government and its agencies	$586	$-	$(16)	$570
Corporate obligations	5,552	29	-	5,581
Other	47	-	-	47
Total	$6,185	$29	$(16)	$6,198

September 30, 2003:

U.S. government and its agencies	$986	$19	$-	$1,005
Corporate obligations	2,055	64	-	2,119
Other	36	-	-	36
Total	$3,077	$83	$-	$3,160

Unrealized gains and losses on investment securities, including related deferred taxes, are reflected in accumulated other comprehensive income. Realized gains and losses are based on the specific identification method and are recorded in investment income. Realized gains for fiscal 2004, 2003 and 2002 were $0, $2, and $456, respectively. Bond premiums and discounts are amortized on the straight-line method, which does not significantly differ from the interest method.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Dollar amounts in thousands, except per share data)
__________

In addition, investments included the Company's 49% ownership interest in Applied Technology Developments, Ltd. ("ATD"), which was $647 at September 30, 2004 and 2003. The investment in ATD is recorded under the equity method of accounting. Income under the equity method of accounting is recorded in investment income. Investments also included ownership interests in various entities of less than 20%, which totaled $849 and $754 at September 30, 2004 and 2003, respectively. Investments of less than 20% ownership interest are recorded under the cost method of accounting.

5.	PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment and the related accumulated depreciation at September 30, 2004 and 2003 were as follows:

	2004	2003
Buildings	$35,810	$36,534
Machinery and equipment	116,598	96,978
	152,408	133,512
Less accumulated depreciation	(85,222)	(70,854)
	67,186	62,658
Land	4,802	5,283
Construction in progress	726	1,692
	$72,714	$69,633

6.	LONG-TERM DEBT:

Long-term debt at September 30, 2004 and 2003 consisted of the following:

	2004	2003
Revolving Credit Facility	$52,500	$44,500
Note payable to bank	14,275	13,770
Short-term borrowings	3,437	3,575
Capital lease obligations	1,180	1,207
	71,392	63,052
Less current maturities	(17,003)	(6,029)
	$54,389	$57,023

On December 3, 2001, the Company entered into a Revolving Credit Facility for $125,000 with a syndicate of financial institutions. The facility was scheduled to mature on November 30, 2004. On April 21, 2004, the Company signed an amendment to the facility which extended its maturity to April 30, 2009. Borrowings under the amended facility bear interest at LIBOR plus a factor ranging from .50% to 1.00% based on the Company’s leverage ratio. The leverage ratio is defined as net indebtedness divided by EBITDA (earnings before interest, taxes, depreciation and amortization). The Company is required to pay an annual commitment fee ranging from .20% to .30% (based on the Company’s leverage ratio) of the unused portion of the facility. The Revolving Credit Facility, as amended, requires the Company to maintain certain leverage and interest coverage ratios. A portion of the facility (not to exceed $10.0 million) is available for the issuance of trade and standby letters of credit.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Dollar amounts in thousands, except per share data)
__________

Effective April 30, 2004, the Company increased its outstanding borrowings under the facility to $50,000 and simultaneously entered into an interest rate swap that fixed the interest rate on such borrowings at 3.16% for a five-year period. The interest rate swap has been designated as a cash flow hedge of the future variable interest payments under the Revolving Credit Facility which are considered probable of occurring. Based on the Company’s assessment, all of the critical terms of the hedge match the underlying terms of the hedged debt and related forecasted interest payments and as such, these hedges are considered effective.

The fair value of the interest rate swap reflected an unrealized gain of $507 ($309 after tax) at September 30, 2004 that is included in equity as part of accumulated other comprehensive income. Assuming market rates remain constant with the rates at September 30, 2004, approximately $67 of the $309 gain included in accumulated other comprehensive income is expected to be recognized in earnings as interest expense over the next twelve months.

Outstanding borrowings on the Revolving Credit Facility at September 30, 2004 and 2003 were $52,500 and $44,500, respectively. The weighted-average interest rate on outstanding borrowings at September 30, 2004 was 3.08%. Equal quarterly payments of $2,500 plus interest are due on the facility until its maturity in April 2009.

The Company has financed the acquisition of Caggiati S.p.A and several acquisitions by Caggiati S.p.A. through loans with various Italian banks. Outstanding borrowings on these loans totaled $14,275 and $13,770 at September 30, 2004 and 2003, respectively. Caggiati also has four lines of credit totaling approximately $13,400 with the same Italian banks. Outstanding borrowings on these lines were $3,437 and $3,575 at September 30, 2004 and 2003, respectively. The weighted-average interest rate on these borrowings, which are collateralized by certain trade accounts receivable, was 3.6% at September 30, 2004.

Aggregate maturities of long-term debt, including short-term borrowings and capital leases, follows:

2005	$17,003
2006	11,750
2007	11,652
2008	11,253
2009	13,753
Thereafter	5,981
$71,392

The carrying amounts of the Company's borrowings under its financing arrangements approximated their fair value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Dollar amounts in thousands, except per share data)
__________

7.	SHAREHOLDERS' EQUITY:

The authorized common stock of the Company consists of 70,000,000 shares of Class A Common Stock, $1 par value.

The Company has a stock repurchase program, which was initiated in 1996. Under the program, the Company's Board of Directors has authorized the repurchase of a total of 10,000,000 shares of Matthews’ common stock, of which 7,829,668 shares have been repurchased as of September 30, 2004. The buy-back program is designed to increase shareholder value, enlarge the Company's holdings of its common stock, and add to earnings per share. Repurchased shares may be retained in treasury, utilized for acquisitions, or reissued to employees or other purchasers, subject to the restrictions of the Company’s Restated Articles of Incorporation.
Comprehensive income consists of net income adjusted for changes, net of any related income tax effect, in cumulative foreign currency translation, the fair value of derivatives, unrealized investment gains and losses and minimum pension liability.

Accumulated other comprehensive income at September 30, 2004 and 2003 consisted of the following:

	2004	2003
Cumulative foreign currency translation	$11,969	$6,609
Fair value of derivatives	309	-
Unrealized investment gains (losses)	28	65
Minimum pension liability	(768)	(31)
	$11,538	$6,643

8.	STOCK PLANS:

The Company has a stock incentive plan that provides for grants of incentive stock options, non-statutory stock options and restricted share awards in an aggregate number not to exceed 15% of the outstanding shares of the Company’s common stock. The plan is administered by the Compensation Committee of the Board of Directors. The option price for each stock option that may be granted under the plan may not be less than the fair market value of the Company's common stock on the date of grant. The aggregate number of shares of the Company's common stock that may be issued upon exercise of stock options was 4,861,586 shares at September 30, 2004.

Outstanding stock options are exercisable in various share amounts based on the attainment of certain market value levels of Class A Common Stock but, in the absence of such events, are exercisable in full for a one-week period beginning five years from the date of grant. In addition, options granted after September 1996 generally vest in one-third increments after three, four and five years, respectively, from the grant date (but, in any event, not until the attainment of the certain market value levels described above). The options expire on the earlier of ten years from the date of grant, upon employment termination, or within specified time limits following voluntary employment termination (with the consent of the Company), retirement or death.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Dollar amounts in thousands, except per share data)
__________

The transactions for shares under options were as follows:

	2004	2003	2002
Outstanding, beginning of year:
Number	2,455,572	3,216,433	3,698,866
Weighted-average exercise price	$17.28	$13.77	$10.92
Granted:
Number	518,050	607,525	459,700
Weighted-average exercise price	$28.58	$21.81	$24.55
Exercised:
Number	733,711	1,245,239	898,700
Weighted-average exercise price	$13.85	$10.28	$7.58
Expired or forfeited:
Number	166,414	123,147	43,433
Weighted-average exercise price	$21.30	$18.68	$13.14
Outstanding, end of year:
Number	2,073,497	2,455,572	3,216,433
Weighted-average exercise price	$20.99	$17.28	$13.77
Exercisable, end of year:
Number	436,153	561,135	1,187,077
Weighted-average exercise price	$13.16	$12.53	$9.84
Shares reserved for future options,
End of year	2,788,089	2,368,735	1,458,678

The following tables summarize certain stock option information at September 30, 2004:

Options outstanding:
Range of		Weighted-average	Weighted-average
exercise price	Number	remaining life	exercise price
$7.03	31,934	2.2	$7.03
$10.70	25,328	3.2	10.70
$13.84 and $15.34	44,500	4.2	14.18
$12.84 and $13.98	306,465	4.7	13.56
$14.03	300,061	6.1	14.03
$24.37	369,200	7.3	24.37
$21.81	506,459	8.2	21.81
$28.58	489,550	9.2	28.58
	2,073,497	7.2	$20.99

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Dollar amounts in thousands, except per share data)
__________

Options exercisable:
Range of		Weighted-average
exercise price	Number	exercise price
$7.03	31,934	$7.03
$10.70	25,328	10.70
$13.84 and $15.34	44,500	14.18
$12.84 and $13.98	252,030	13.71
$14.03	82,361	14.03
	436,153	$13.16

Under the Company’s Director Fee Plan, directors who are not also officers of the Company each receive, as an annual retainer fee, shares of the Company's Class A Common Stock equivalent to approximately $18. Directors may also elect to receive the common stock equivalent of meeting fees. Each director may elect to be paid these shares on a current basis or have such shares credited to a deferred stock account as phantom stock, with such shares to be paid to the director subsequent to leaving the Board. The value of deferred shares is recorded in other liabilities. Shares deferred under the Director Fee Plan at September 30, 2004, 2003 and 2002 were 50,064, 58,900 and 56,288, respectively.

9. EARNINGS PER SHARE:
	2004	2003	2002

Net income	$56,195	$44,893	$35,006

Weighted-average common shares outstanding	32,216,753	31,685,756	30,765,177

Dilutive securities, primarily stock options	471,890	628,940	1,030,813

Diluted weighted-average common shares outstanding	32,688,643	32,314,696	31,795,990

Basic earnings per share	$1.74	$1.42	$1.14

Diluted earnings per share	$1.72	$1.39	$1.10

Diluted earnings per share before change in accounting	$1.72	$1.39	$1.20

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Dollar amounts in thousands, except per share data)
__________

10.	PENSION AND OTHER POSTRETIREMENT PLANS:

The Company provides defined benefit pension and other postretirement plans to certain employees. The following provides a reconciliation of benefit obligations, plan assets and funded status of the plans:

	Pension		Other Postretirement
	2004	2003	2004	2003
Change in benefit obligation:
Benefit obligation, beginning	$79,702	$70,975	$16,949	$15,741
Acquisitions	5,675	-	-	-
Service cost	3,694	3,036	395	289
Interest cost	5,118	4,830	1,049	1,058
Assumption changes	(154)	5,279	568	1,531
Actuarial (gain) loss	(1,164)	(982)	535	(853)
Benefit payments	(3,794)	(3,436)	(806)	(817)
Benefit obligation, ending	89,077	79,702	18,690	16,949
Change in plan assets:
Fair value, beginning	68,182	53,683	-	-
Acquisitions	4,274	-	-	-
Actual return	3,549	9,855	-	-
Benefit payments	(3,794)	(3,436)	(806)	(817)
Employer contributions	1,904	8,080	806	817
Fair value, ending	74,115	68,182	-	-

Funded status	(14,962)	(11,520)	(18,690)	(16,949)
Unrecognized actuarial loss	23,133	23,871	8,154	7,499
Unrecognized prior service cost	(176)	(91)	(8,078)	(9,366)
Net amount recognized	$7,995	$12,260	$(18,614)	$(18,816)
Amounts recognized in the balance sheet:
Prepaid pension cost	$13,178	$15,237	$-	$-
Accrued benefit liability	(6,455)	(3,052)	(18,614)	(18,816)
Intangible asset	-	-	-	-
Accumulated other comprehensive income	1,272	75	-	-
Net amount recognized	$7,995	$12,260	$(18,614)	$(18,816)

The Company has an unfunded defined benefit pension plan, which had a benefit obligation at September 30, 2004 and 2003 of $4,591 and $3,488, respectively. In accordance with SFAS No. 87, "Employers’ Accounting for Pensions," the Company recorded an obligation at September 30, 2004 and 2003 for the under funded status of the pension plans, principally through a charge to accumulated other comprehensive income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Dollar amounts in thousands, except per share data)
__________

Net periodic pension and other postretirement benefit cost (income) for the plans included the following:

	Pension			Other Postretirement
	2004	2003	2002	2004	2003	2002

Service cost	$3,694	$3,036	$2,948	$395	$289	$357
Interest cost	5,118	4,830	4,619	1,049	1,058	916

Expected return on plan assets	(5,978)	(4,617)	(6,461)	-	-	-
Amortization:
Prior service cost	80	111	162	(1,287)	(1,288)	(1,009)
Net actuarial loss	1,204	1,253	-	446	495	114
Net benefit cost	$4,118	$4,613	$1,268	$603	$554	$378

Benefit payments under the Company’s principal retirement plan are made from plan assets, while benefit payments under the supplemental retirement plan and postretirement benefit plan are made from the Company’s operating funds. Due to the IRS full funding limitations, the Company was not required to make any contributions to its principal retirement plan in fiscal year 2004, however, the Company did make a $1,500 contribution to the plan during fiscal 2004. Contributions of $304,000 and $806,000 were made under the supplemental retirement plan and postretirement plan, respectively, in fiscal 2004.

Weighted-average assumptions for the Company’s primary pension and other postretirement benefit plans were:

	Pension			Other Postretirement
	2004	2003	2002	2004	2003	2002
Discount rate	6.50%	6.50%	7.00%	6.50%	6.50%	7.00%
Return on plan assets	9.00	9.00	9.00	-	-	-
Compensation increase	4.25	4.25	4.25	-	-	-

For measurement purposes, annual rates of increase of 11.8% and 16.0% in the per capita cost of health care benefits for those under 65 years of age and those over 65 years of age, respectively, were assumed for 2004; the rates were assumed to decrease gradually to 5.0% for 2008 and remain at that level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported. An increase in the assumed health care cost trend rates by one percentage point would have increased the accumulated postretirement benefit obligation as of September 30, 2004 by $1,087 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year then ended by $127. A decrease in the assumed health care cost trend rates by one percentage point would have decreased the accumulated postretirement benefit obligation as of September 30, 2004 by $962 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year then ended by $111.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Dollar amounts in thousands, except per share data)
__________

11.	INCOME TAXES:

The provision for income taxes (before cumulative effect of change in accounting) consisted of the following:

	2004	2003	2002
Current:
Federal	$23,503	$14,867	$14,531
State	2,559	2,477	1,907
Foreign	8,533	5,606	2,812
	34,595	22,950	19,250
Deferred	1,043	5,511	4,975
Total	$35,638	$28,461	$24,225

The components of the net deferred tax asset at September 30 were as follows:
	2004	2003
Deferred tax assets:
Postretirement benefits	$7,259	$7,339
Environmental reserve	4,423	4,658
Bad debt reserve	3,100	2,688
Deferred compensation	3,125	2,575
Impairments/other provisions	1,319	2,683
Estimated finishing costs	1,601	1,644
Accrued vacation pay	1,259	1,405
Accrued rebates	500	490
Other	2,022	1,761
	24,608	25,243
Deferred tax liabilities:
Depreciation	(8,187)	(7,581)
Pension costs	(3,427)	(4,678)
Goodwill amortization	(5,926)	(5,370)
Unrealized investment gain	(216)	(42)
	(17,756)	(17,671)
Net deferred tax asset	6,852	7,572

Less current portion	(1,462)	(1,517)

	$5,390	$6,055

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Dollar amounts in thousands, except per share data)
__________

The components of the provision for deferred income taxes were as follows:
	2004	2003	2002
Postretirement benefits	$163	$102	$147
Environmental reserve	235	162	141
Bad debt reserve	(412)	853	208
Deferred compensation	(550)	563	766
Pension costs	(863)	1,370	1,059
Impairments/other provisions	1,364	(330)	189
Estimated finishing costs	43	660	220
Accrued vacation pay	147	40	55
Accrued rebates	(10)	378	699
Depreciation	605	264	293
Goodwill amortization	556	1,151	1,445
Other	(235)	298	(247)
	$1,043	$5,511	$4,975

The reconciliation of the federal statutory tax rate to the consolidated effective tax rate was as follows:

	2004	2003	2002
Federal statutory tax rate	35.0%	35.0%	35.0%
Effect of state income taxes, net of federal deduction	1.9	2.8	2.7
Foreign taxes in excess of federal statutory rate	1.5	.6	.6
Goodwill amortization	.0	.2	.2
Other	.4	.2	.3
Effective tax rate	38.8%	38.8%	38.8%

The Company's foreign subsidiaries had income before income taxes for the years ended September 30, 2004, 2003 and 2002 of approximately $23,300, $16,300 and $10,200, respectively. At September 30, 2004, undistributed earnings of foreign subsidiaries for which deferred U.S. income taxes have not been provided approximated $37,352. Management has no plans to distribute such earnings in the foreseeable future, therefore determination of the amount of unrecognized U.S. deferred tax liability on these unremitted earnings is not practical. In addition, any taxes paid upon distribution of these amounts to the Company would be offset, at least in part, by foreign tax credits under U.S. tax regulations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Dollar amounts in thousands, except per share data)
__________

12.	COMMITMENTS AND CONTINGENT LIABILITIES:

The Company operates various production and office facilities and equipment under operating lease agreements. Annual rentals under these and other operating leases were $7,000, $6,000 and $5,400 in 2004, 2003 and 2002, respectively. Future minimum rental commitments under non-cancelable operating lease arrangements for fiscal years 2005 through 2009 are $5,169, $4,141, $3,889, $3,476 and $2,310, respectively, and $5,635 thereafter.

The Company is party to various legal proceedings, the eventual outcome of which are not predictable. Although the ultimate disposition of these proceedings is not presently determinable, management is of the opinion that they should not result in liabilities in an amount which would materially affect the Company’s consolidated financial position, results of operations or cash flows.

The Company has employment agreements with certain employees, the terms of which expire at various dates between 2004 and 2007. The agreements generally provide for base salary and bonus levels and include a non-compete clause. The aggregate commitment for salaries under these agreements at September 30, 2004 was approximately $7,850.

13.	ENVIRONMENTAL MATTERS:

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

At September 30, 2004, an accrual of $11,516 has been recorded for environmental remediation (of which $912 has been classified in other current liabilities), representing management's best estimate of the probable and reasonably estimable costs of the Company's known remediation obligations. The accrual, which reflects previously established reserves assumed with the acquisition of York and additional reserves recorded as a purchase accounting adjustment, does not consider the effects of inflation and anticipated expenditures are not discounted to their present value. While final resolution of these contingencies could result in costs different than current accruals, management believes the ultimate outcome will not have a significant effect on the Company's consolidated results of operations or financial position.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Dollar amounts in thousands, except per share data)
__________

14.	SUPPLEMENTAL CASH FLOW INFORMATION:

Changes in working capital items as presented in the Consolidated Statement of Cash Flows consisted of the following:

	2004	2003	2002
Current assets:
Accounts receivable	$(2,367)	$3,989	$2,906
Inventories	(3,959)	(2,624)	1,301
Other current assets	(716)	(1,414)	(417)
	(7,042)	(49)	3,790
Current liabilities:
Trade accounts payable	75	(61)	(2,910)
Accrued compensation	3,430	1,626	1,232
Accrued income taxes	10,352	(3,226)	(1,623)
Customer prepayments	(2,928)	(187)	(3,456)
Accrued rebates	-	(8,391)	642
Accrued shutdown	(693)	(2,670)	(251)
Other current liabilities	(1,258)	498	(1,474)
	8,978	(12,411)	(7,840)
Net change	$1,936	$(12,460)	$(4,050)

15.	SEGMENT INFORMATION:

The Company's products and operations are comprised of six business segments, as described under Nature of Operations (Note 1): Bronze, York Casket, Cremation, Graphics Imaging, Marking Products and, as of July 19, 2004, Merchandising Solutions (see Note 16). Management evaluates segment performance based on operating profit (before income taxes) and does not allocate non-operating items such as investment income, interest expense, other income (deductions), net and minority interest.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Dollar amounts in thousands, except per share data)
__________

Information about the Company's segments follows:

		York		Graphics	Merchandising	Marking
	Bronze	Casket	Cremation	Imaging	Solutions	Products	Other	Consolidated

Sales to external customers:
2004	$197,377	$116,588	$22,476	$113,226	$21,144	$37,990	$-	$508,801
2003	$186,950	120,398	20,189	99,065	-	32,263	-	458,865
2002	185,883	100,415	18,306	94,814	-	28,668	-	428,086

Intersegment sales:
2004	178	438	276	4	-	35	-	931
2003	79	307	194	3	-	42	-	625
2002	10	-	-	9	-	46	-	65

Depreciation and amortization:
2004	4,797	4,150	242	4,917	406	416	700	15,628
2003	4,815	4,209	213	4,712	-	479	444	14,872
2002	4,612	3,549	216	4,508	-	539	432	13,856

Operating profit:
2004	54,337	14,585	1,475	19,287	1,571	6,539	-	97,794
2003	50,433	12,740	1,242	11,562	-	4,107	-	80,084
2002	46,589	9,354	(1,075)	9,724	-	3,595	-	68,187

Total assets:
2004	147,816	102,902	11,725	141,282	48,948	26,452	51,417	530,542
2003	139,543	109,106	11,153	92,135	-	20,431	64,373	436,741
2002	137,433	124,715	14,151	83,414	-	15,908	46,980	422,601

Capital expenditures:
2004	3,510	1,109	86	3,903	858	567	370	10,403
2003	3,509	1,667	153	3,683	-	115	153	9,280
2002	4,092	2,110	46	3,129	-	253	433	10,063

Information about the Company's operations by geographic area follows:

	United States	Canada	Australia	Europe	Consolidated

Sales to external customers:
2004	$381,134	$9,495	$7,003	$111,169	$508,801
2003	357,354	8,568	5,566	87,377	458,865
2002	348,986	8,547	4,883	65,670	428,086

Long-lived assets:
2004	190,336	2,345	2,574	98,755	294,010
2003	174,773	2,244	3,034	57,334	237,385
2002	183,658	2,001	2,442	45,412	233,513

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Dollar amounts in thousands, except per share data)
__________

16.	ACQUISITIONS:

In August 2004, the Company acquired The InTouch Group Limited (“InTouch”), a leading provider of reprographic services to the packaging industry in the United Kingdom. InTouch is headquartered in Leeds, England and has operations in London, Portsmouth, Manchester and Boston, Massachusetts. The transaction was structured as a stock purchase, at a cost of approximately $39,000 million. The acquisition is intended to further the Company’s position as a provider of reprographic services to the European packaging industry.

In July 2004, the Company acquired The Cloverleaf Group, Inc. (“Cloverleaf”), a provider of merchandising solutions. Cloverleaf was formed by the recent merger of iDL, Inc., which is a merchandising solutions company headquartered near Pittsburgh, PA, and Big Red Rooster, which is a marketing and design services organization located in Columbus, OH. The transaction was structured as an asset purchase, at a cost of approximately $34,000. The transaction was also structured to include potential additional consideration during the next six years contingent on the future growth in value of the acquired operations. The Company expects to account for this additional consideration as additional purchase price. The acquisition is designed to expand the Company’s products and services into the merchandising solutions market.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed of Cloverleaf and InTouch at their respective dates of acquisition.

	Cloverleaf	InTouch
Cash	$295	$1,151
Trade receivables	14,618	7,177
Inventories	10,669	690
Property, plant and equipment	5,450	2,921
Intangible assets	8,000	11,681
Goodwill and other assets	8,229	20,919
Total assets acquired	47,261	44,539
Trade accounts payable	4,743	1,313
Customer prepayments	3,002	-
Other liabilities	5,263	3,544
Total liabilities assumed	13,008	4,857
Net assets acquired	$34,253	$39,682

The following unaudited pro forma information presents a summary of the consolidated results of Matthews combined with Cloverleaf and InTouch as if the acquisitions had occurred on October 1, 2002:

	2004	2003
Sales	$595,998	$545,578
Income before taxes	95,551	77,622
Net income	58,471	47,505
Earnings per share	$1.79	$1.47

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Dollar amounts in thousands, except per share data)
__________

These unaudited pro forma results have been prepared for comparative purposes only and include certain adjustments, such as interest expense on acquisition debt. The pro forma information does not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred on the date indicated, or which may result in the future.

In July 2004, the Company acquired Holjeron, an industrial controls manufacturer located in Wilsonville, OR. The acquisition was structured as a stock purchase, at a cost of approximately $1,700, plus potential additional consideration based upon calendar 2004 financial performance. The Company expects to account for this additional consideration as additional purchase price. The acquisition is a part of Matthews’ strategy to increase its presence in the marking products industry.

In August 2003, Matthews acquired Reproservice Eurodigital GmbH Munchen ("Reproservice Munich"), a German graphics and flexographic printing plate manufacturer located in Munich, Germany.  The transaction was structured as a stock purchase, at an acquisition price of 4.1 million Euros (U.S.$4,800). The combination of Matthews and Reproservice Munich is an important part of the Matthews strategy to increase its European presence in the graphics industry. Reproservice Munich, a family-owned business with annual sales of approximately U.S.$6,000, was established in 1983.  Products and services of Reproservice Munich include pre-press packaging, digital and analog flexographic printing plates, design, art work, lithography and color separation.

In May 1998, Matthews acquired a 50% interest in O.N.E., a digital graphics service company located in Oakland, California. The purchase price consisted of $2,000 cash upon closing plus an additional $2,750 in 2001, which was based on the attainment of certain operating performance levels of O.N.E. The purchase agreement also required Matthews to acquire the remaining 50% interest no later than May 2004, with the purchase price contingent on the attainment of certain operating performance levels of O.N.E., but not less than $4,500. The accounts of O.N.E. have been included in the consolidated financial statements of Matthews since May 1998 and a liability was recorded for the future minimum payout. Effective July 31, 2003, Matthews completed the purchase of the remaining 50% interest in O.N.E. for $5,700.

On May 24, 2001, Matthews and York Casket signed a merger agreement whereby Matthews would acquire 100% of the outstanding common shares of York Casket for $10 cash per share. Matthews also agreed to pay up to an additional $1 cash per share based on excess cash (as defined in the merger agreement) remaining on the balance sheet of York Casket as of October 31, 2001. On December 3, 2001, this transaction was completed at $11 per share. At December 3, 2001, there were 8,940,950 shares of York Casket common stock outstanding. The transaction was financed by Matthews through borrowings under a $125,000 Revolving Credit Facility (see "Liquidity and Capital Resources"). The acquisition of York Casket was designed to expand Matthews’ position in the death care industry. York Casket operates as a wholly-owned subsidiary and separate segment of Matthews.

Matthews has accounted for these acquisitions using the purchase method and, accordingly, recorded the acquired assets and liabilities at their estimated fair values at the acquisition dates. The excess of the purchase price over the estimated fair value of the net assets acquired was recorded as goodwill.

17.	SPECIAL ITEMS:

In July 2003, the Company sold its Graphics Imaging segment facility (which was closed in October 2002) in Southern California for $3,200. The transaction resulted in a pre-tax gain of $2,600, which was recorded in Special Items on the Consolidated Statement of Income. In addition, Special Items for fiscal 2003 included a pre-tax charge of $3,600 for goodwill impairment related to O.N.E.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Dollar amounts in thousands, except per share data)
__________

18.	GOODWILL AND OTHER INTANGIBLE ASSETS:

Under Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, goodwill related to business combinations is no longer amortized, but is subject to periodic review for impairment. In general, when the carrying value of a reporting unit exceeds its implied fair value an impairment loss must be recognized. For purposes of testing for impairment, the Company uses a combination of valuation techniques, including discounted cash flows. Based on this assessment, the Company recorded a pre-tax charge under Cumulative Effect of Change in Accounting in the first quarter of fiscal 2002 for transitional goodwill impairment of $5,255 ($3,226 after-tax). The impairment was primarily related to a reporting unit within the Company’s Bronze segment and was determined based upon a comparison of carrying value to implied fair market value.

In fiscal 2003 the Company performed its annual impairment review in the second quarter and determined that no additional adjustments to the carrying values of goodwill were necessary at that time. However, due to the Company’s purchase of the remaining 50% interest in O.N.E. and its declining operating results during the second half of fiscal 2003, the Company determined that an impairment review of O.N.E., a reporting unit within the Graphics Imaging segment, was necessary as of September 30, 2003. Based on this assessment, the Company recorded a pre-tax charge of $3,600 in the fourth quarter of fiscal 2003 for goodwill impairment. At September 30, 2003, the Company reorganized the operations of O.N.E. and integrated it with the Graphics Imaging U.S. reporting unit for purposes of the annual impairment assessment.

The Company performed its annual impairment review in the second quarter of fiscal 2004 and determined that no adjustment to the carrying value of goodwill or other indefinite lived intangibles was necessary at that time. Changes to goodwill, net of accumulated amortization, during the years ended September 30, 2004 and 2003, follow.

		York		Graphics	Merchandising	Marking
	Bronze	Casket	Cremation	Imaging	Solutions	Products	Consolidated

Balance at September 30, 2002	$68,516	$39,179	$6,536	$30,564	$-	$165	$144,960
Additions during period	-	1,527	-	4,815	-	-	6,342
Impairment charges	-	-	-	(3,840)	-	-	(3,840)
Translation and other adjustments	3,606	-	-	3,622	-	-	7,228
Balance at September 30, 2003	$72,122	$40,706	$6,536	$35,161	$-	$165	$154,690
Additions during period	-	-	-	21,458	8,019	1,331	30,808
Translation and other adjustments	1,519	-	-	1,999	-	-	3,518
Balance at September 30, 2004	$73,641	$40,706	$6,536	$58,618	$8,019	$1,496	$189,016

The additions to goodwill during fiscal 2004 primarily related to the acquisitions of Cloverleaf, InTouch and Holjeron (see Note 16). The additions to goodwill during fiscal 2003 related primarily to the acquisition of Reproservice Munich and the remaining 50% interest in O.N.E.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Dollar amounts in thousands, except per share data)
__________

The following tables summarize the carrying amounts and related accumulated amortization for intangible assets as of September 30, 2004 and 2003, respectively.

	Carrying	Accumulated
	Amount	Amortization		Net
September 30, 2004:
Trade names	$17,964	$	- *	$17,964
Customer relationships	10,427		(742)	9,685
Copyrights/patents/other	5,024		(393)	4,631
	$33,415		$(1,135)	$32,280

September 30, 2003:
Trade names	$8,000	$	- *	$8,000
Customer relationships	4,100		(442)	3,658
Copyrights/patents/other	1,600		(196)	1,404
	$13,700		$(638)	$13,062
* Not subject to amortization

The additions to intangible assets during fiscal 2004 related to the acquisitions of Cloverleaf, InTouch and Holjeron (see Note 16).

Amortization expense on intangible assets was $498, $348 and $290 in 2004, 2003 and 2002, respectively. Amortization expense is estimated to be $1,700 in 2005, $1,700 in 2006, $1,300 in 2007, $1,300 in 2008 and $1,250 in 2009.

SUPPLEMENTARY FINANCIAL INFORMATION

Selected Quarterly Financial Data (Unaudited):

The following table sets forth certain items included in the Company's unaudited consolidated financial statements for each quarter of fiscal 2004 and fiscal 2003.

(Dollar amounts in thousands, except per share data)
Quarter Ended

	December 31	March 31	June 30	September 30	Year Ended September 30

FISCAL YEAR 2004:
Sales	$116,902	$124,987	$120,635	$146,277	$508,801

Gross profit	42,623	47,632	48,454	55,045	193,754

Operating profit	19,853	24,166	25,212	28,563	97,794

Net income	11,383	13,801	14,380	16,631	56,195

Earnings per share	.35	.42	.44	.51	1.72

FISCAL YEAR 2003(1):
Sales	$109,073	$115,581	$116,145	$118,066	$458,865

Gross profit	38,202	43,391	44,449	44,260	170,302

Operating profit	16,834	20,478	21,573	21,199	80,084

Net income	9,273	11,612	12,289	11,719	44,893

Earnings per share	.29	.36	.38	.36	1.39

(1)	The fourth quarter of fiscal 2003 included a net pre-tax charge of approximately $1,000 from special items which consisted of a pre-tax gain of $2,600 on the sale of a facility and a goodwill impairment charge of $3,600 (see Notes 17 and 18 to the Consolidated Financial Statements).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON FINANCIAL STATEMENT SCHEDULE

To the Shareholders and
Board of Directors of
Matthews International Corporation:

Our audits of the consolidated financial statements referred to in our report dated November 16, 2004 appearing in this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 8 of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PRICEWATERHOUSECOOPERS LLP

Pittsburgh, Pennsylvania
November 16, 2004

FINANCIAL STATEMENT SCHEDULE

SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at		Charged to
	beginning of	Charged to	other		Balance at
Description	period	expense	accounts	Deductions	end of period
			(1)	(2)
Allowance for Doubtful Accounts:
Fiscal Year Ended:
September 30, 2004	$6,013	$2,278	$425	$(999)	$7,717
September 30, 2003	8,289	827	(817)	(2,286)	6,013
September 30, 2002	3,725	1,134	5,039	(1,609)	8,289

(1)	Purchase accounting adjustments in connection with acquisitions.
(2)	Amounts determined not to be collectible, net of recoveries. Fiscal 2002 amount also includes a reduction of $107 in the reserve from the sale of a business.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no changes in accountants or disagreements on accounting or financial disclosure between the Company and PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, for the fiscal years ended September 30, 2004, 2003 and 2002.

ITEM 9A.    CONTROLS AND PROCEDURES.

(a)	Evaluation of Disclosure Controls and Procedures.

Based on their evaluation at the end of the period covered by this Annual Report on Form 10-K, the Company’s chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)	Changes in Internal Controls.

There have been no changes in the Company’s internal controls over financial reporting that occurred during the fiscal quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART III

ITEM 10.	DIRECTORS, OFFICERS and EXECUTIVE MANAGEMENT OF THE REGISTRANT.

In addition to the information reported in Part I of this Form 10-K, under the caption “Officers and Executive Management of the Registrant”, the information required by this item as to the directors of the Company is hereby incorporated by reference from the information appearing under the captions “Proposal No. 1 - Elections of Directors,” “General Information Regarding Corporate Governance - Audit Committee” and "Compliance with Section 16 (a) of the Exchange Act" in the Company’s definitive proxy statement, which involves the election of the directors and is to be filed with the Securities and Exchange Commission pursuant to the Exchange Act of 1934, as amended, within 120 days of the end of the Company’s fiscal year ended September 30, 2004.

The Company’s Code of Ethics Applicable to Executive Management is set forth in Exhibit 14.1 hereto.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this item as to the compensation of directors and executive management of the Company is hereby incorporated by reference from the information appearing under the captions “Compensation of Executive Management and Retirement Benefits” and “Compensation of Directors” in the Company’s definitive proxy statement which involves the election of directors and is to be filed with the Commission pursuant to the Exchange Act, within 120 days of the end of the Company’s fiscal year ended September 30, 2004. The information contained in the “Report of the Compensation Committee” and the “Comparison of Five Year Cumulative Return (Performance Graph)” is specifically not incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by this item as to the ownership by management and others of securities of the Company is hereby incorporated by reference from the information appearing under the caption “Stock Ownership” in the Company’s definitive proxy statement which involves the election of directors and is to be filed with the Commission pursuant to the Exchange Act, within 120 days of the end of the Company’s fiscal year ended September 30, 2004.

Equity Compensation Plans:

The Company has a stock incentive plan that provides for grants of incentive stock options, nonstatutory stock options and restricted share awards in an aggregate number not to exceed 15% of the outstanding shares of the Company’s common stock. The option price for each stock option that may be granted under the plan may not be less than the fair market value of the Company's common stock on the date of grant. Outstanding stock options are exercisable in various share amounts based on the attainment of certain market value levels of Class A Common Stock but, in the absence of such events, are exercisable in full for a one-week period beginning five years from the date of grant. In addition, options granted after September 1996 vest in one-third increments after three, four and five years, respectively, from the grant date (but, in any event, not until the attainment of the certain market value levels described above). The options expire on the earlier of ten years from the date of grant, upon employment termination, or within specified time limits following voluntary employment termination (with the consent of the Company), retirement or death.

Under the Company’s Director Fee Plan, directors who are not also officers of the Company each receive, as an annual retainer fee, shares of the Company's Class A Common Stock equivalent to approximately $18,000. Directors may also elect to receive the common stock equivalent of meeting fees. Each director may elect to be paid these shares on a current basis or have such shares credited to a deferred stock account as phantom stock, with such shares to be paid to the director subsequent to leaving the Board.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT,
continued.

The following table provides information about grants under the Company's equity compensation plans as of September 30, 2004:

Equity Compensation Plan Information
Number of securities
remaining available
for future issuance
	Number of securities	Weighted-average	under equity
	to be issued upon	exercise price	compensation plans
	exercise of	of outstanding	(excluding
	outstanding options,	options, warrants	securities reflected
Plan category	warrants and rights	and rights	in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,123,561 (1)	$20.99	4,707,114 (2)(3)
Equity compensation plans not approved by security holders	None	None	None
Total	2,123,561	$20.99	4,707,114

(1)	Includes 50,064 shares under the Director Fee Plan.
(2)	The number of shares remaining available under the stock incentive plan at September 30, 2004 was 2,788,089. The aggregate number of shares available for grant under such plan cannot exceed 15% of the outstanding shares of the Company’s common stock.
(3)	Includes (i) up to 1,000,000 shares that can be issued as restricted stock under the Company’s 1992 Stock Incentive Plan, (ii) 122,267 shares that can be issued as deferred stock under the Company’s 1994 Director Fee Plan and (iii) 1,796,758 shares that can be sold to employees through the Company under the Company’s 1994 Employee Stock Purchase Plan, which is an open market purchase plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this item as to certain relationships and transactions with management and other related parties of the Company is hereby incorporated by reference from the information appearing under the captions “Proposal No. 1 - Election of Directors” and "Certain Transactions" in the Company’s definitive proxy statement, which involves the election of directors and is to be filed with the Commission pursuant to the Exchange Act, within 120 days of the end of the Company’s fiscal year ended September 30, 2004.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item as to the fees billed and the services provided by the principal accounting firm of the Company is hereby incorporated by reference from the information appearing under the caption “Relationship with Independent Registered Accounting Firm” in the Company’s definitive proxy statement, which involves the election of directors and is to be filed with the Commission pursuant to the Exchange Act within 120 days of the end of the Company’s fiscal year ended September 30, 2004.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) 1. Financial Statements:

The following items are included in Part II, Item 8:

Pages
Report of Independent Registered Public Accounting Firm	33

Consolidated Balance Sheets	34-35

Consolidated Statements of Income	36

Consolidated Statements of Shareholders' Equity	37

Consolidated Statements of Cash Flows	38

Notes to Consolidated Financial Statements	39-59

Supplementary Financial Information	60

2.	Financial Statement Schedules:

Schedule II - Valuation and Qualifying Accounts and the related Report of Independent Registered Public Accounting Firm are included on pages 61 and 62 in Part II, Item 8 of this Annual Report on Form 10-K.

3.	Exhibits Filed:

The index to exhibits is on pages 68-70.

(b)	Reports on Form 8-K:

On July 7, 2004 Matthews filed a Current Report on Form 8-K under Item 9 in connection with a press release announcing the acquisition of Holjeron Corporation, an industrial controls manufacturer.

On July 19, 2004 Matthews filed a Current Report on Form 8-K under Item 5 in connection with a press release announcing the acquisition of The Cloverleaf Group, a provider of merchandising solutions.

On July 20, 2004, Matthews filed a Current Report on Form 8-K under Item 12 in connection with a press release announcing its earnings for the third fiscal quarter of 2004.

On August 31, 2004 Matthews filed a Current Report on Form 8-K under Item 8 in connection with a press release announcing the acquisition of The InTouch Group Limited, a provider of reprographic services to the packaging industry.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 13, 2004.

MATTHEWS INTERNATIONAL CORPORATION
(Registrant)

By	David M. Kelly
David M. Kelly, Chairman of the Board,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on December 13, 2004:

David M. Kelly	Steven F. Nicola
David M. Kelly	Steven F. Nicola
Chairman of the Board, President	Chief Financial Officer, Secretary
and Chief Executive Officer	and Treasurer (Principal Financial
(Principal Executive Officer)	and Accounting Officer)

David J. DeCarlo	John P. O’Leary, Jr.
David J. DeCarlo, Director	John P. O'Leary, Jr., Director

Robert J. Kavanaugh	William J. Stallkamp
Robert J. Kavanaugh, Director	William J. Stallkamp, Director

Glenn R. Mahone	John D. Turner
Glenn R. Mahone, Director	John D. Turner, Director

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
EXHIBITS
INDEX
__________

The following Exhibits to this report are filed herewith or, if marked with an asterisk (*), are incorporated by reference. Exhibits marked with an "a" represent a management contract or compensatory plan, contract or arrangement required to be filed by Item 601(b)(10)(iii) of Regulation S-K.

Exhibit No.	Description	Prior Filing or Sequential Page Numbers Herein

3.1	Restated Articles of Incorporation *	Exhibit Number 3.1 to Form 10-K for the year ended September 30, 1994

3.2	Restated By-laws *	Exhibit Number 3.1 to Form 8-K dated July 22, 1999

4.1 a	Form of Revised Option Agreement of Repurchase (effective October 1, 1993) *	Exhibit Number 4.5 to Form 10-K for the year ended September 30, 1993

4.2	Form of Share Certificate for Class A Common Stock *	Exhibit Number 4.9 to Form 10-K for the year ended September 30, 1994

10.1	Revolving Credit Facility *	Exhibit Number 10.1 to Form 10-K for the year ended September 30, 2001

10.2	First Amendment to Revolving Credit Facility*	Exhibit Number 10.1 to Form 10-Q for the year ended March 31, 2004.

10.3 a	Supplemental Retirement Plan *	Exhibit Number 10.8 to Form 10-K for the year ended September 30, 1988

INDEX, Continued
_______
Exhibit No.	Description	Prior Filing or Sequential Page Numbers Herein

10.4 a	1992 Stock Incentive Plan (as amended through December 23, 1998) *	Exhibit A to Definitive Proxy Statement filed on January 20, 1999

10.5a	Form of Stock Option Agreement*	Exhibit Number 10.1 to Form 10-Q for the quarter ended December 31, 1994.

10.6a	1994 Director Fee Plan (as amended through April 22, 1999)*	Exhibit Number 10.7 to Form 10-K for the year ended September 30, 1999
10.7 a	1994 Employee Stock Purchase Plan *	Exhibit Number 10.2 to Form 10-Q for the quarter ended March 31, 1995

10.8	Asset Purchase and Membership Interest Agreement, O.N.E. Color Communications, L.L.C. *	Exhibit Number 10.1 to Form 10-Q for the quarter ended June 30, 1998

10.9	Agreement and Plan of Merger By and Among Matthews International Corporation, Empire Merger Corp., and The York Group, Inc., dated as of May 24, 2001 *	Exhibit Number 10.3 to Form 8-K dated May 24, 2001

10.10
Asset Purchase Agreement between I.D.L. Incorporated and Hugh Andrew, L.P. and Big Red Rooster, Inc. and The Cloverleaf Group, L.P. and iDL shareholders and the BRR shareholders and The Cloverleaf Group, Inc. and Matthews International Corporation dated as of July 19, 2004.
Exhibit Number 10.1 to Form 10-Q for the quarter ended June 30, 2004.

INDEX, Continued
_______
Exhibit No.	Description	Prior Filing or Sequential Page Numbers Herein

10.11
Share Sale and Purchase Agreement between Graeme Phillip King and Brian Ernest Tottman and Robert Greig Watkins and Geoffrey William Roberts and Helen M. King and Josephine Tottman and Sally R. Watkins and Jennifer R. Roberts and Matthews Holding Company (U.K.) Limited.
Filed Herewith

14.1	Form of Code of Ethics Applicable to Executive Management	Filed Herewith

21	Subsidiaries of the Registrant	Filed Herewith

23	Consent of Independent Registered Public Accounting Firm	Filed Herewith

31.1	Certification of Principal Executive Officer for David M. Kelly	Filed Herewith

31.2	Certification of Principal Financial Officer for Steven F. Nicola	Filed Herewith

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of David M. Kelly	Filed Herewith

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Steven F. Nicola	Filed Herewith

Copies of any Exhibits will be furnished to shareholders upon written request. Requests should be directed to Mr. Steven F. Nicola, Chief Financial Officer, Secretary and Treasurer of the Registrant.

