Form 10-Q
period 2004-12-31
MATTHEWS INTERNATIONAL CORP
filed 2005-02-08
CIK 63296

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-Q

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Quarterly Period Ended December 31, 2004

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

As of January 31, 2005, shares of common stock outstanding were:

Class A Common Stock 32,211,710 shares

PART I - FINANCIAL INFORMATION
MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands, except per share data)

	December 31, 2004		September 30, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents		$64,463		$65,830
Short-term investments		866		858
Accounts receivable, net		83,492		87,490
Inventories: Materials and finished goods	$39,491		$38,395
Labor and overhead in process	3,770		4,141
		43,261		42,536
Other current assets		5,285		5,764

Total current assets		197,367		202,478
Investments		7,748		7,694
Property, plant and equipment: Cost	164,632		157,936
Less accumulated depreciation	(91,102)		(85,222)
		73,530		72,714
Deferred income taxes and other assets		26,472		26,360
Goodwill		198,912		189,016
Other intangible assets, net		32,525		32,280

Total assets		$536,554		$530,542

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Long-term debt, current maturities		$16,258		$17,003
Accounts payable		21,795		26,130
Accrued compensation		22,571		31,274
Accrued income taxes		16,703		13,018
Other current liabilities		27,231		24,147

Total current liabilities		104,558		111,572

Long-term debt		52,723		54,389
Estimated finishing costs		4,815		4,730
Postretirement benefits		17,418		17,407
Deferred income taxes		4,629		4,225
Environmental reserve		10,498		10,604
Other liabilities and deferred revenue		17,048		15,365

Shareholders' equity:
Common stock	36,334		36,334
Additional paid in capital	13,198		11,699
Retained earnings	319,711		308,435
Accumulated other comprehensive income	19,768		11,538
Treasury stock, at cost	(64,146)		(55,756)
		324,865		312,250

Total liabilities and shareholders' equity		$536,554		$530,542

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollar amounts in thousands, except per share data)

	Three Months Ended
	December 31,
	2004	2003

Sales	$148,706	$116,902
Cost of sales	(100,287)	(74,279)

Gross profit	48,419	42,623

Selling and administrative expenses	(28,300)	(22,770)

Operating profit	20,119	19,853

Investment income	323	351
Interest expense	(483)	(451)
Other income (deductions), net	1,926	(86)
Minority interest	(1,360)	(1,067)

Income before income taxes	20,525	18,600

Income taxes	(7,800)	(7,217)

Net income	$12,725	$11,383

Earnings per share:
Basic	$.39	$.35

Diluted	$.39	$.35

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollar amounts in thousands, except per share data)

	Three Months Ended
	December 31,
	2004	2003

Cash flows from operating activities:
Net income	$12,725	$11,383
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,928	3,782
Change in deferred taxes	413	280
Changes in working capital items	(5,589)	(2,302)
Decrease in other assets	1,185	1,342
Increase in estimated finishing costs	84	69
Increase (decrease) in other liabilities	996	(573)
Increase (decrease) in postretirement benefits	11	(128)
Tax benefit of exercised stock options	1,890	870
Net (gain) loss on sale of assets	(65)	2

Net cash provided by operating activities	16,578	14,725
Cash flows from investing activities:
Capital expenditures	(3,163)	(1,762)
Proceeds from sale of assets	33	-
Acquisitions	(1,212)	-
Purchases of investment securities	(44)	(83)
Proceeds from disposition of investment securities	11	6

Net cash used in investing activities	(4,375)	(1,839)
Cash flows from financing activities:
Proceeds from long-term debt	779	303
Payments on long-term debt	(4,853)	(10,946)
Proceeds from the sale of treasury stock	3,202	2,352
Purchases of treasury stock	(11,983)	(6,113)
Dividends	(1,449)	(1,280)

Net cash used in financing activities	(14,304)	(15,684)

Effect of exchange rate changes on cash	734	3,286

Net increase in cash and cash equivalents	$(1,367)	$488

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004
(Dollar amounts in thousands, except per share data)

Note 1. Nature of Operations

Matthews International Corporation ("Matthews"), founded in 1850 and incorporated in Pennsylvania in 1902, is a designer, manufacturer and marketer principally of memorialization products and brand solutions. Memorialization products consist primarily of bronze memorials and memorialization products, caskets and cremation equipment for the cemetery and funeral home industries. Brand solutions includes graphics imaging products and services, merchandising solutions, and marking products. The Company's products and operations are comprised of six business segments: Bronze, York Casket, Cremation, Graphics Imaging, Marking Products and, as of July 19, 2004, Merchandising Solutions. The Bronze segment is a leading manufacturer of cast bronze memorials and other memorialization products, cast and etched architectural products and is a leading builder of mausoleums in the United States. The York Casket segment is a leading casket manufacturer in the United States and produces a wide variety of wood and metal caskets. The Cremation segment is a leading designer and manufacturer of cremation equipment and cremation caskets primarily in North America. The Graphics Imaging segment manufactures and provides printing plates, pre-press services and imaging services for the corrugated and primary packaging industries. The Marking Products segment designs, manufactures and distributes a wide range of marking equipment and consumables for identifying various consumer and industrial products, components and packaging containers. The Merchandising Solutions segment designs and manufactures merchandising displays and systems and provides creative merchandising and marketing solutions services.

The Company has manufacturing and marketing facilities in the United States, Australia, Canada and Europe.

Note 2. Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information for commercial and industrial companies and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three months ended December 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2004.

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

Note 3. Stock-Based Compensation

The Company has accounted for its stock-based compensation plans in accordance with the intrinsic value provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” (“APB Opinion No. 25”). Accordingly, the Company did not record any compensation expense in the consolidated financial statements for its stock-based compensation plans. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”, the following table illustrates the effect on net income and earnings per share had compensation expense been recognized consistent with the fair value provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”).

	Three Months Ended
	December 31,
	2004	2003

Net income, as reported	$12,725	$11,383
Net income, pro forma	12,335	11,061
Basic earnings per share, as reported	$0.39	$0.35
Diluted earnings per share, as reported	0.39	0.35
Basic earnings per share, pro forma	$0.38	$0.34
Diluted earnings per share, pro forma	0.38	0.34

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which replaces SFAS No. 123 and supercedes APB Opinion No. 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period beginning after June 15, 2005. The pro-forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. The Company is required to adopt SFAS 123R beginning July 1, 2005. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition methods include prospective and retroactive adoption alternatives. The Company is evaluating the requirements of SFAS 123R and has not yet determined the method of adoption. The Company expects the effect of adopting SFAS 123R will result in amounts that do not differ materially from the current pro forma disclosures under SFAS 123.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Dollar amounts in thousands, except per share data)

Note 4. Income Taxes

Income tax provisions for the Company’s interim periods are based on the effective income tax rate expected to be applicable for the full year. The difference between the estimated effective tax rate for fiscal 2005 of 38.0% and the Federal statutory rate of 35.0% primarily reflects the impact of state and foreign income taxes.

In December 2004, the FASB issued FASB Staff Position No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”). FSP 109-2 provides guidance under SFAS No. 109, “Accounting for Income Taxes,” for recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”), on a company’s income tax expense and deferred tax liabilities. FSP 109-2 states that a company is allowed time beyond the financial reporting period of enactment, which was October 22, 2004, to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying FASB Statement No. 109. Matthews has not yet completed evaluating the impact of the repatriation provisions as provided for in FSP 109-2.

Note 5. Earnings Per Share

	Three Months Ended
	December 31,
	2004	2003

Net income	$12,725	$11,383

Weighted-average common shares outstanding	32,318,551	32,088,646

Dilutive securities, primarily stock options	423,431	513,509

Diluted weighted-average	32,741,982	32,602,155

Basic earnings per share	$.39	$.35

Diluted earnings per share	$.39	$.35

Note 6. Segment Information

The Company is organized into six business segments based on products and services. The segments, which are Bronze, York Casket, Cremation, Graphics Imaging, Marking Products and, as of July 19, 2004, Merchandising Solutions, are described under Nature of Operations (Note 1). Management evaluates segment performance based on operating profit (before income taxes) and does not allocate non-operating items such as investment income, interest expense, other income (deductions), net and minority interest.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Dollar amounts in thousands, except per share data)

Information about the Company's segments follows:
	Three Months Ended
	December 31,
	2004	2003
Sales to external customers:
Memorialization:
Bronze	$43,979	$45,434
York Casket	29,699	30,175
Cremation	5,147	5,862

	78,825	81,471
Brand Solutions:
Graphics Imaging	34,907	26,182
Marking Products	10,424	9,249
Merchandising Solutions	24,550	-

	69,881	35,431

	$148,706	$116,902
Operating profit:
Memorialization:
Bronze	$10,331	$9,736
York Casket	3,485	3,963
Cremation	(166)	446

	13,650	14,145
Brand Solutions:
Graphics Imaging	3,328	3,928
Marking Products	1,628	1,780
Merchandising Solutions	1,513	-

	6,469	5,708

	$20,119	$19,853

Note 7. Comprehensive Income

Comprehensive income consists of net income adjusted for changes, net of related income tax effect, in cumulative foreign currency translation, the fair value of derivatives, unrealized investment gains and losses and minimum pension liability. For the three-month periods ended December 31, 2004 and 2003, comprehensive income was $20,955 and $18,069, respectively.

Note 8. Goodwill and Other Intangible Assets

Under SFAS No. 142, "Goodwill and Other Intangible Assets,” goodwill is no longer amortized but is subject to annual review for impairment. In general, when the carrying value of a reporting unit exceeds its implied fair value, an impairment loss must be recognized. For purposes of testing for impairment the Company uses a combination of valuation techniques, including discounted cash flows. Intangible assets are amortized over their estimated useful lives unless such lives are considered to be indefinite. The Company performs its annual impairment review in its second fiscal quarter.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Dollar amounts in thousands, except per share data)

Changes to goodwill, net of accumulated amortization, for the three months ended December 31, 2004, are as follows.

		York		Graphics	Merchandising	Marking
	Bronze	Casket	Cremation	Imaging	Solutions	Products	Consolidated

Balance at September 30, 2004	$73,641	$40,706	$6,536	$58,618	$8,019	$1,496	$189,016
Additions during period	-	-	-	-	640	3,101	3,741
Translation and other adjustments	2,159	-	-	3,996	-	-	6,155
Balance at December 31, 2004	$75,800	$40,706	$6,536	$62,614	$8,659	$4,597	$198,912

The additions to Marking Products goodwill relate to contingent payouts in accordance with the Holjeron Corporation purchase agreement. The additions to Merchandising Solutions goodwill relate to purchase accounting adjustments associated with the acquisition of The Cloverleaf Group, Inc. See Note 11 for a discussion concerning these acquisitions.

The following tables summarize the carrying amounts and related accumulated amortization for intangible assets as of December 31, 2004 and September 30, 2004, respectively.

	Carrying	Accumulated
	Amount	Amortization		Net
December 31, 2004:
Trade names	$18,373	$	- *	$18,373
Customer relationships	10,547		(911)	9,636
Copyrights/patents/other	5,182		(666)	4,516

	$34,102		$(1,577)	$32,525

September 30, 2004:
Trade names	$17,964	$	- *	$17,964
Customer relationships	10,427		(742)	9,685
Copyrights/patents/other	5,024		(393)	4,631

	$33,415		$(1,135)	$32,280
* Not subject to amortization

The increase in intangible assets during fiscal 2005 was due to the impact of fluctuations in foreign currency exchange rates on intangible assets denominated in foreign currencies.

Amortization expense on intangible assets was $437 and $87 for the three month periods ended December 31, 2004 and 2003, respectively. Amortization expense is estimated to be $1,700 in 2005, $1,700 in 2006, $1,300 in 2007, $1,300 in 2008 and $1,250 in 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Dollar amounts in thousands, except per share data)

Note 9. Debt

On December 3, 2001, the Company entered into a Revolving Credit Facility for $125,000 with a syndicate of financial institutions. The facility was scheduled to mature on November 30, 2004. On April 21, 2004, the Company signed an amendment to the facility which extended its maturity to April 30, 2009. On February 8, 2005, the facility was further amended to increase the borrowing capacity to $150,000. Borrowings under the amended facility bear interest at LIBOR plus a factor ranging from .50% to 1.00% based on the Company’s leverage ratio. The leverage ratio is defined as net indebtedness divided by EBITDA (earnings before interest, taxes, depreciation and amortization). The Company is required to pay an annual commitment fee ranging from .20% to .30% (based on the Company’s leverage ratio) of the unused portion of the facility. The Revolving Credit Facility, as amended, requires the Company to maintain certain leverage and interest coverage ratios. A portion of the facility (not to exceed $10,000) is available for the issuance of trade and standby letters of credit.

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

The fair value of the interest rate swap reflected an unrealized gain of $795 ($485 after tax) at December 31, 2004 that is included in equity as part of accumulated other comprehensive income. Assuming market rates remain constant with the rates at December 31, 2004, approximately $106 of the $485 gain included in accumulated other comprehensive income is expected to be recognized in earnings as an adjustment to interest expense over the next twelve months.

Outstanding borrowings on the Revolving Credit Facility at December 31, 2004 were $50,000. The weighted-average interest rate on outstanding borrowings at December 31, 2004 was 3.13%. Equal quarterly payments of $2,500 plus interest are due on the facility until its maturity in April 2009.

The Company has financed the acquisition of Caggiati S.p.A and several acquisitions by Caggiati S.p.A. through loans with various Italian banks. Outstanding borrowings on these loans totaled $14,786 at December 31, 2004. Caggiati also has four lines of credit totaling approximately $14,690 with the same Italian banks. Outstanding borrowings on these lines were $3,341 at December 31, 2004. The weighted-average interest rate on outstanding Caggiati related borrowings was 2.71%.

Note 10. Pension and Other Postretirement Benefit Plans

The Company provides defined benefit pension and other postretirement plans to certain employees. The following represents the net periodic pension and other postretirement benefit cost (income) for the plans in accordance with the revised version of SFAS No. 132, “Employer’s Disclosures about Pensions and Other Postretirement Benefits.”

	Pension		Other Postretirement
Three months ended December 31,	2004	2003	2004	2003

Service cost	$804	$906	$126	$99
Interest cost	1,310	1,266	293	262
Expected return on plan assets	(1,521)	(1,484)	-	-
Amortization:
Prior service cost	20	28	(322)	(322)
Net actuarial loss	350	293	123	112

Net benefit cost	$963	$1,009	$220	$151

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Dollar amounts in thousands, except per share data)

Benefit payments under the Company’s principal retirement plan are made from plan assets, while benefit payments under the supplemental retirement plan and postretirement benefit plan are made from the Company’s operating funds. Due to the IRS full funding limitations, the Company is not required to make any significant contributions to its principal retirement plan in fiscal 2005. As of December 31, 2004, contributions of $97 and $302 have been made under the supplemental retirement plan and postretirement plan, respectively. The Company currently anticipates contributing an additional $269 and $748 under the supplemental retirement plan and postretirement plan, respectively, for the remainder of fiscal 2005.

Note 11. Acquisitions

In August 2004, the Company acquired The InTouch Group Limited (“InTouch”), a leading provider of reprographic services to the packaging industry in the United Kingdom. InTouch is headquartered in Leeds, England and has operations in London, Portsmouth, Manchester and Boston, Massachusetts. The transaction was structured as a stock purchase, at a cost of approximately $39,000. The acquisition is intended to further the Company’s position as a provider of reprographic services to the European packaging industry.

In July 2004, the Company acquired The Cloverleaf Group, Inc. (“Cloverleaf”), a provider of merchandising solutions. Cloverleaf was formed by the merger of iDL, Inc., which is a merchandising solutions company headquartered near Pittsburgh, PA, and Big Red Rooster, which is a marketing and design services organization located in Columbus, OH. The transaction was structured as an asset purchase, at a cost of approximately $34,000. The transaction was structured to include potential additional consideration during the next six years contingent on the future growth in value of the acquired operations. The Company expects to account for this additional consideration as additional purchase price. The acquisition is designed to expand the Company’s products and services into the merchandising solutions market.

The following unaudited pro forma information presents a summary of the consolidated results of Matthews combined with Cloverleaf and InTouch as if the acquisitions had occurred on October 1, 2003:

	Three Months Ended
	December 31,
	2004	2003
Sales	$148,706	$141,873
Income before taxes	20,525	19,715
Net income	12,725	12,065
Earnings per share	$.39	$.37

These unaudited pro forma results have been prepared for comparative purposes only and include certain adjustments, such as interest expense on acquisition debt. The pro forma information does not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred on the date indicated, or which may result in the future.

In July 2004, the Company acquired Holjeron Corporation, an industrial controls manufacturer located in Wilsonville, OR. The acquisition was structured as a stock purchase, at a cost of approximately $1,700, plus potential additional consideration based upon calendar 2004 financial performance. Effective December 31, 2004, Holjeron met the calendar 2004 financial performance criteria required under the terms of the purchase agreement. Accordingly, a current liability of $3,070 was recorded in the December 31, 2004 financial statements for the additional consideration due. The acquisition is a part of Matthews’ strategy to increase its presence in the marking products industry.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement:

The following discussion should be read in conjunction with the consolidated financial statements of Matthews International Corporation and related notes thereto included in this Quarterly Report on Form 10-Q and the Company's Annual Report on Form 10-K for the year ended September 30, 2004. Any forward-looking statements contained herein are included pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks and uncertainties that may cause the Company's actual results in future periods to be materially different from management's expectations. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove correct. Factors that could cause the Company's results to differ materially from the results discussed in such forward-looking statements principally include changes in domestic or international economic conditions, changes in foreign currency exchange rates, changes in the cost of materials used in the manufacture of the Company’s products, changes in death rates, changes in product demand or pricing as a result of consolidation in the industries in which the Company operates, changes in product demand or pricing as a result of domestic or international competitive pressures, unknown risks in connection with the Company's acquisitions, and technological factors beyond the Company's control.

Results of Operations:

The following table sets forth certain income statement data of the Company expressed as a percentage of net sales for the periods indicated.

	Three months ended		Years ended
	December 31,		September 30,
	2004	2003	2004	2003(1)
Sales	100.0%	100.0%	100.0%	100.0%
Gross profit	32.6%	36.5%	38.1%	37.1%
Operating profit	13.5%	17.0%	19.2%	17.5%
Income before taxes	13.8%	15.9%	18.0%	16.0%
Net income	8.6%	9.7%	11.0%	9.8%

(1) The fourth quarter of fiscal 2003 included a net pre-tax charge of approximately $1.0 million from special items which consisted of a pre-tax gain of $2.6 million on the sale of a facility and a goodwill impairment charge of $3.6 million.

Results of Operations, continued:

Sales for the quarter ended December 31, 2004 were $148.7 million and were $31.8 million, or 27.2%, higher than sales of $116.9 million for the three months ended December 31, 2003. The increase resulted principally from the acquisitions of The Cloverleaf Group, Inc. (“Cloverleaf”), which is reported as the Company’s Merchandising Solutions segment, The InTouch Group Limited (“InTouch”) and Holjeron Corporation (“Holjeron”) during the fourth quarter of fiscal 2004, and higher foreign currency exchange rates. Cloverleaf sales were $24.6 million for the fiscal 2005 first quarter. Sales for InTouch and Holjeron were $8.1 million and $943,000, respectively. For the first quarter of fiscal 2005, higher foreign currency values against the U.S. dollar had a favorable impact of approximately $2.5 million on the Company’s consolidated sales compared to the quarter ended December 31, 2003.

Bronze segment sales for the fiscal 2005 first quarter were $44.0 million compared to $45.4 million for the fiscal 2004 first quarter. The decrease of 3.2% in Bronze sales primarily reflected lower sales of mausoleums. Sales volume for memorialization products in the domestic market were slightly lower than a year ago. Bronze sales for the quarter were favorably impacted by an increase in the values of foreign currencies against the U.S. dollar and the effect of a temporary price surcharge instituted in April 2004 in response to increases in the cost of bronze ingot. Sales for the York Casket segment were $29.7 million for the quarter ended December 31, 2004 compared to fiscal 2004 first quarter sales of $30.2 million. The decrease primarily reflected lower unit volume. According to data published by the Centers for Disease Control, the North American death rate was approximately 2.4% lower in the first quarter of fiscal 2005 than in the same quarter a year ago. Sales for the Cremation segment were $5.1 million for the first quarter of fiscal 2005 compared to $5.9 million for the same period a year ago. The decrease reflected lower sales of both cremation equipment and cremation caskets. Sales for the Graphics Imaging segment in the first quarter of fiscal 2005 were $34.9 million, an increase of $8.7 million, or 33.3%, from the same period a year ago. The increase primarily resulted from the acquisition of InTouch in August 2004, increased sales at other European Graphics businesses and the increase in the value of the Euro against the U.S. dollar. These increases were partially offset by lower sales in the segment’s domestic operations, which primarily reflected a decline in volume in the corrugated packaging market. Marking Products segment sales for the quarter ended December 31, 2004 were $10.4 million, compared to $9.2 million for the fiscal 2004 first quarter. The increase of $1.2 million, or 12.7%, was principally due to the acquisition of Holjeron in July 2004 and an increase in the value of the Swedish Krona against the U.S. dollar.

Gross profit for the quarter ended December 31, 2004 was $48.4 million compared to $42.6 million for the same period a year ago, representing an increase of $5.8 million, or 13.6%. Consolidated gross profit as a percent of sales decreased from 36.5% for the first quarter of fiscal 2004 to 32.6% for the fiscal 2005 first quarter. The increase in consolidated gross profit primarily reflected the acquisitions of Cloverleaf, InTouch and Holjeron during the fourth quarter of fiscal 2004, the effects of recent manufacturing improvements and cost reduction initiatives and higher foreign currency exchange values against the U.S. dollar. These gains were partially offset by lower sales in the Cremation segment and domestic graphics businesses, higher costs for bronze ingot and cold-rolled steel, and costs incurred in connection with the establishment of a lower cost casket manufacturing facility in Mexico. The gross margin percentage decline principally related to the factors discussed above, as well as the acquisition of Cloverleaf which generally has lower gross margins than other Matthews’ businesses.

Selling and administrative expenses for the three months ended December 31, 2004 were $28.3 million, compared to $22.8 million for the first quarter of fiscal 2004. The increase of $5.5 million, or 24.3%, primarily resulted from the acquisitions of Cloverleaf, InTouch and Holjeron during the fourth quarter of fiscal 2004 and the impact of the increase in the value of foreign currencies against the U.S. dollar. Consolidated selling and administrative expenses as a percent of sales were 19.0% for the quarter ended December 31, 2004, compared to 19.5% for the same period last year. The decrease primarily reflected the acquisition of Cloverleaf, which generally has lower selling and administrative expenses as a percentage of sales than other Matthews’ businesses.

Operating profit for the quarter ended December 31, 2004 was $20.1 million compared to $19.8 million for the three months ended December 31, 2003. The Cloverleaf acquisition, reported as the Merchandising Solutions segment, contributed $1.5 million of operating profit during the first quarter of fiscal 2005. In addition, higher foreign currency values against the U.S. dollar had a favorable impact of approximately $500,000 on the Company’s consolidated operating profit for the quarter ended December 31, 2004 compared to the quarter ended December 31, 2003.

Results of Operations, continued:

Bronze segment operating profit for the fiscal 2005 first quarter was $10.3 million, compared to $9.7 million for the first quarter of fiscal 2004. The increase of 6.1% reflected the continuing effects of prior year cost reduction initiatives and the favorable impact of an increase in the value of foreign currencies against the U.S. dollar. Operating profit for the York Casket segment for the first quarter of fiscal 2005 was $3.5 million, a decrease of $478,000 from the same period a year ago. The decrease reflected lower sales, the higher cost of cold-rolled steel and costs incurred in connection with the establishment of a lower cost casket manufacturing facility in Mexico. The Cremation segment incurred an operating loss of $166,000 for the first quarter of fiscal 2005 compared to operating profit of $445,000 for the quarter ended December 31, 2003. The current period reflected lower sales volume and higher steel and other raw material costs. The Company estimates that the aggregate impact on consolidated operating profit of increases in the cost of steel and bronze, net of the temporary surcharge, approximated $1.2 million compared to the same quarter a year ago. The Graphics Imaging segment operating profit for the quarter ended December 31, 2004 was $3.3 million compared to $3.9 million for the three months ended December 31, 2003. The segment's operating profit was favorably impacted by sales growth in the Company's European operations combined with an increase in the value of the Euro against the U.S. dollar, but the improvements were more than offset by the effects of lower sales from the domestic graphics businesses. Operating profit for the Marking Products segment for the fiscal 2005 first quarter was $1.6 million compared to $1.8 million for the same period a year ago. An increase in new product development costs was the principal factor in the decline from last year.

Investment income for the three months ended December 31, 2004 was $323,000 compared to $351,000 for the quarter ended December 31, 2003, primarily resulting from lower average cash and investment balances. Interest expense for the fiscal 2005 first quarter was $483,000, compared to $451,000 for the same period last year. The increase in interest expense primarily reflected higher debt levels during the quarter ended December 31, 2004 compared to the comparable quarter in fiscal 2004.

Other income (deductions), net, for the quarter ended December 31, 2004 represented an increase in pre-tax income of $1.9 million, compared to a reduction in pre-tax income of $86,000 for the same quarter last year. Other income in the first quarter of fiscal 2005 primarily reflected foreign currency exchange gains on intercompany advances to foreign affiliates.

Minority interest deduction for fiscal 2005 first quarter was $1.4 million, compared to $1.1 million for the first quarter of fiscal 2004. The higher minority interest deduction for the fiscal 2005 first quarter resulted from operating income growth in the Company's less than wholly-owned European graphics businesses.

The Company's effective tax rate for the three months ended December 31, 2004 was 38.0% compared to an effective rate of 38.8% for the fiscal year ended September 30, 2004. The reduction reflected a lower effective tax rate on foreign income and a reduction in state income taxes. The difference between the Company's effective tax rate and the Federal statutory rate of 35.0% primarily reflected the impact of state and foreign income taxes.

Goodwill:

Under Statement of Financial Accounting Standards (“SFAS”) No. 142, "Goodwill and Other Intangible Assets," goodwill related to business combinations is no longer amortized, but is subject to annual review for impairment. In general, when the carrying value of a reporting unit exceeds its implied fair value, an impairment loss must be recognized. For purposes of testing for impairment the Company uses a combination of valuation techniques, including discounted cash flows. The Company performs its annual impairment review in its second fiscal quarter.

Liquidity and Capital Resources:

Net cash provided by operating activities was $16.6 million for the three months ended December 31, 2004, compared to $14.7 million for the first quarter of fiscal 2004. Operating cash flow for the fiscal 2005 first quarter primarily reflected net income adjusted for depreciation and amortization (non-cash charges). Operating cash flow for first quarter of fiscal 2005 also included a tax benefit of $1.9 million from exercised stock options. For the quarter ended December 31, 2003, operating cash flow primarily reflected net income adjusted for depreciation, amortization, higher collections on accounts receivable and a tax benefit of $870,000 million from exercised stock options.

Cash used in investing activities was $4.4 million for the three months ended December 31, 2004 compared to $1.8 million for the three months ended December 31, 2003. Investing activities for the first quarter of fiscal 2005 primarily consisted of capital expenditures of $3.2 million and an acquisition totaling $1.2 million in the Company’s Merchandising Solutions segment. Investing activities for the first quarter of fiscal 2004 primarily consisted of capital expenditures of $1.8 million.

Capital expenditures reflected reinvestment in the Company's business segments and were made primarily for the purchase of new manufacturing machinery, equipment and facilities designed to improve product quality, increase manufacturing efficiency, lower production costs and meet regulatory requirements. Capital expenditures for the last three fiscal years were primarily financed through operating cash. Capital spending for property, plant and equipment has averaged $9.9 million for the last three fiscal years. The capital budget for fiscal 2005 is $23.9 million, which reflects projected capital spending in connection with establishing a lower cost casket manufacturing facility in Monterey, Mexico. The total cost of establishing this facility is projected to be in the range of $10.0 to $12.0 million. The Company expects to generate sufficient cash from operations to fund all anticipated capital spending projects.

Cash used in financing activities for the quarter ended December 31, 2004 was $14.3 million, primarily reflecting net payments on long-term debt of $4.1 million, purchases of treasury stock of $12.0 million, dividends of $1.4 million to the Company's shareholders and proceeds of $3.2 million from the sale of treasury stock (stock option exercises). Cash used in financing activities for the quarter ended December 31, 2003 was $15.7 million, primarily reflecting net payments on long-term debt of $10.7 million, proceeds of $2.4 million from the sale of treasury stock (stock option exercises), purchases of treasury stock of $6.1 million and dividends of $1.3 million to the Company's shareholders.

On December 3, 2001, the Company entered into a Revolving Credit Facility for $125.0 million with a syndicate of financial institutions. The facility was scheduled to mature on November 30, 2004. On April 21, 2004, the Company signed an amendment to the facility which extended its maturity to April 30, 2009. On February 8, 2005, the facility was further amended to increase the borrowing capacity to $150.0 million. Borrowings under the amended facility bear interest at LIBOR plus a factor ranging from .50% to 1.00% based on the Company’s leverage ratio. The leverage ratio is defined as net indebtedness divided by EBITDA (earnings before interest, taxes, depreciation and amortization). The Company is required to pay an annual commitment fee ranging from .20% to .30% (based on the Company’s leverage ratio) of the unused portion of the facility. The Revolving Credit Facility, as amended, requires the Company to maintain certain leverage and interest coverage ratios. A portion of the facility (not to exceed $10.0 million) is available for the issuance of trade and standby letters of credit.

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

The fair value of the interest rate swap reflected an unrealized gain of $795,000 ($485,000 after tax) at December 31, 2004 that is included in equity as part of accumulated other comprehensive income. Assuming market rates remain constant with the rates at December 31, 2004, approximately $106,000 of the $485,000 gain included in accumulated other comprehensive income is expected to be recognized in earnings as an adjustment to interest expense over the next twelve months.

Liquidity and Capital Resources, continued:

Outstanding borrowings on the Revolving Credit Facility at December 31, 2004 were $50.0 million. The weighted-average interest rate on outstanding borrowings at December 31, 2004 was 3.13%. Equal quarterly payments of $2.5 million plus interest are due on the facility until its maturity in April 2009.

The Company has financed the acquisition of Caggiati S.p.A and several acquisitions by Caggiati S.p.A. through loans with various Italian banks. Outstanding borrowings on these loans totaled $14.8 million at December 31, 2004. Caggiati also has four lines of credit totaling approximately $14.7 million with the same Italian banks. Outstanding borrowings on these lines were $3.4 million at December 31, 2004. The weighted-average interest rate on outstanding Caggiati related borrowings was 2.71%.

The Company has a stock repurchase program, which was initiated in 1996. Under the program, the Company's Board of Directors has authorized the repurchase of a total of 10,000,000 shares (adjusted for stock splits) of Matthews common stock, of which 8,168,687 shares have been repurchased as of December 31, 2004. The buy-back program is designed to increase shareholder value, enlarge the Company's holdings of its common stock, and add to earnings per share. Repurchased shares may be retained in treasury, utilized for acquisitions, or reissued to employees or other purchasers, subject to the restrictions of the Company’s Articles of Incorporation.

Consolidated working capital of the Company was $92.8 million at December 31, 2004, compared to $90.9 million at September 30, 2004. Cash and cash equivalents were $64.5 million at December 31, 2004, compared to $65.8 million at September 30, 2004. The Company's current ratio was 1.9 at December 31, 2004 compared to 1.8 at September 30, 2004.

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

At December 31, 2004, an accrual of $11.4 million was recorded for environmental remediation (of which $906,000 has been classified in other current liabilities), representing management's best estimate of the probable and reasonably estimable costs of the Company's known remediation obligations. The accrual, which reflects previously established reserves assumed with the acquisition of York Casket and additional reserves recorded as a purchase accounting adjustment, does not consider the effects of inflation and anticipated expenditures are not discounted to their present value. While final resolution of these contingencies could result in costs different than current accruals, management believes the ultimate outcome will not have a significant effect on the Company's consolidated results of operations or financial position.

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

Acquisitions, continued:

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

In July 2004, the Company acquired Holjeron Corporation, an industrial controls manufacturer located in Wilsonville, OR. The acquisition was structured as a stock purchase, at a cost of approximately $1.7 million, plus potential additional consideration based upon calendar 2004 financial performance. Effective December 31, 2004, Holjeron met the calendar 2004 financial performance criteria required under the terms of the purchase agreement. Accordingly, a current liability of $3.1 million was recorded in the December 31, 2004 financial statements for the additional consideration due. The acquisition is a part of Matthews’ strategy to increase its presence in the marking products industry.

Forward-Looking Information:

The Company’s objective with respect to operating performance is to increase annual earnings per share in the range of 12% to 15% annually. For the past ten fiscal years, the Company has achieved an average annual increase in earnings per share of 16.1%. Matthews has a three-pronged strategy to attain the annual growth rate objective, which has remained unchanged from the prior year. This strategy consists of the following: internal growth (which includes productivity improvements, new product development and the expansion into new markets with existing products), acquisitions and share repurchases under the Company’s stock repurchase program.

The significant factors impacting the Company’s fiscal 2005 first quarter were the recent acquisitions of Cloverleaf, InTouch and Holjeron and the favorable impact of foreign currency exchange rate changes. The Company remains concerned with the continued high cost of bronze and steel. While fiscal 2004 cost initiatives and productivity improvements have mitigated some of this impact, the significantly higher costs affected the first quarter and will be a challenge for the remainder of the fiscal year, particularly in the competitive markets served by the Company. Additionally, the Company has initiated a restructuring and facility consolidation program within the Merchandising Solutions segment. This program involves the consolidation of several manufacturing and distribution operations, and is expected to result in long-term manufacturing and distribution cost savings. Finally, costs associated with the Company’s project to establish a new lower cost casket manufacturing plant in Mexico in fiscal 2005 have negatively affected, and will continue to negatively affect, fiscal 2005 operating results until project completion.

Based on anticipated internal growth, the impact of the Company’s recent acquisitions and the factors discussed above, the Company expects to achieve diluted earnings per share in the range of $1.80 to $1.85 for the fiscal year ending September 30, 2005.

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

Critical Accounting Policies, continued:

A summary of the Company's significant accounting policies are included in the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended September 30, 2004. Management believes that the application of these policies on a consistent basis enables the Company to provide useful and reliable financial information about the company's operating results and financial condition. The following accounting policies involve significant estimates, which are considered critical to the preparation of the Company's consolidated financial statements.

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

At December 31, 2004, the Company held 353,893 memorials and 232,921 vases in its storage facilities under the “pre-need” sales program.

Critical Accounting Policies, continued:

Construction revenues are recognized under the percentage-of-completion method of accounting using the cost-to-cost method. The Company offers rebates to certain customers participating in volume purchase programs. Rebates are estimated and recorded as a reduction in sales at the time the Company’s products are sold.

LONG-TERM CONTRACTUAL OBLIGATIONS AND COMMITMENTS:

The following table summarizes the Company’s contractual obligations at December 31, 2004, and the effect such obligations are expected to have on its liquidity and cash flows in future periods.
	Payments due in fiscal year:
		2005			After
	Total	Remainder	2006 to 2007	2008 to 2009	2009
Contractual Cash Obligations:	(Dollar amounts in thousands)
Revolving credit facility	$50,000	$7,500	$20,000	$22,500	$--
Notes payable to banks	14,786	2,508	3,355	2,733	6,190
Short-term borrowings	3,341	3,341	-	-	-
Capital lease obligations	854	607	247	-	-
Non-cancelable operating leases	24,122	3,882	8,329	5,996	5,915

Total contractual cash obligations	$93,103	$17,838	$31,931	$31,229	$12,105

Benefit payments under the Company’s principal retirement plan are made from plan assets, while benefit payments under the supplemental retirement plan and postretirement benefit plan are made from the Company’s operating funds. Due to the IRS full funding limitations, the Company is not required to make any significant contributions to its principal retirement plan in fiscal 2005. As of December 31, 2004, contributions of $97,000 and $302,000 have been made under the supplemental retirement plan and postretirement plan, respectively. The Company currently anticipates contributing an additional $269,000 and $748,000 under the supplemental retirement plan and postretirement plan, respectively, for the remainder of fiscal 2005.

The Company believes that its current liquidity sources, combined with its operating cash flow and borrowing capacity, will be sufficient to meet its capital needs for the foreseeable future.

Accounting Pronouncements:

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which replaces SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and supercedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period beginning after June 15, 2005. The Company is required to adopt SFAS 123R beginning July 1, 2005. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. The Company is evaluating the requirements of SFAS 123R and has not yet determined the method of adoption. The Company expects the effect of adopting SFAS 123R will result in amounts that do not differ materially from the current pro forma disclosures under SFAS 123.

In December 2004, the FASB issued FASB Staff Position No. 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004" ("FSP 109-2"). FSP 109-2 provides guidance under SFAS No. 109, "Accounting for Income Taxes," for recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the "Jobs Act"), on a company's income tax expense and deferred tax liabilities. FSP 109-2 states that a company is allowed time beyond the financial reporting period of enactment, which was October 22, 2004, to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying FASB Statement No. 109. Matthews has not yet completed evaluating the impact of the repatriation provisions as provided for in FSP 109-2.

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

Interest Rates - The Company's most significant long-term debt instrument is the Revolving Credit Facility, as amended, which bears interest at variable rates based on LIBOR. Effective April 30, 2004, the Company increased its outstanding borrowings under the facility to $50.0 million and simultaneously entered into an interest rate swap that fixed the interest rate on such borrowings at 3.16% for a five-year period. The interest rate swap has been designated as a cash flow hedge of the future variable interest payments under the Revolving Credit Facility. The fair value of the interest rate swap reflected an unrealized gain of $795,000 ($485,000 after tax) at December 31, 2004 that is included in equity as part of accumulated other comprehensive income. A decrease of 10% in market interest rates (i.e. a decrease from 3.5% to 3.15%) would result in a decrease of approximately $755,000 in the fair value of the interest rate swap.

Commodity Price Risks - In the normal course of business, the Company is exposed to commodity price fluctuations related to the purchases of certain materials and supplies (such as bronze ingot, steel and wood) used in its manufacturing operations. The Company obtains competitive prices for materials and supplies when available.

Foreign Currency Exchange Rates - The Company is subject to changes in various foreign currency exchange rates, including the Euro, the British Pound, Canadian dollar, Australian dollar and Swedish Krona, in the conversion from local currencies to the U.S. dollar of the reported financial position and operating results of its non-U.S. based subsidiaries. An adverse change of 10% in exchange rates would have resulted in a decrease in sales of $4.0 million and a decrease in operating income of $1.1 million for the quarter ended December 31, 2004.

Item 4. Controls and Procedures

Based on their evaluation at the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There have been no changes in the Company’s internal controls over financial reporting that occurred during the fiscal quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 2.    Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Stock Repurchase Plan

The Company has a stock repurchase program, which was initiated in 1996. Under the program, the Company's Board of Directors has authorized the repurchase of a total of 10,000,000 shares (adjusted for stock splits) of Matthews common stock, of which 8,168,687 shares have been repurchased as of December 31, 2004. All purchases of the Company’s common stock during the first three months of fiscal 2005 were part of this repurchase program.

The following table shows the monthly fiscal 2005 stock repurchase activity:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced plan	Maximum number of shares that may yet be purchased under the plan

October 2004	112,300	$32.61	112,300	2,058,032
November 2004	66,200	35.90	66,200	1,991,832
December 2004	160,519	37.03	160,519	1,831,313

Total	339,019	$35.35	339,019

Item 5. Other Information

On February 8, 2005, the Company amended its Revolving Credit Facility to change the amount available under the Facility to $150 million (see Note 9 to the Consolidated Financial Statements and “Management’s Discussion and Analysis-Liquidity and Capital Resources” included in this Quarterly Report on Form 10-Q). A copy of the amendment is filed herewith as Exhibit 10.1.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit
	No.	Description

	10.1	Second Amendment to Loan Agreement
	31.1	Certification of Principal Executive Officer for David M. Kelly
	31.2	Certification of Principal Financial Officer for Steven F. Nicola
	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for David M. Kelly.
	32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Steven F. Nicola.

(b)	Reports on Form 8-K

On November 17, 2004, Matthews filed a Current Report on Form 8-K under Item 12 in connection with a press release announcing its earnings for fiscal 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATTHEWS INTERNATIONAL CORPORATION
(Registrant)

Date 2/8/05	D.M. Kelly
D.M. Kelly, Chairman of the Board,
President and Chief Executive Officer

Date 2/8/05	S.F. Nicola
S.F. Nicola, Chief Financial Officer,
Secretary and Treasurer

