Form 10-Q
period 2005-03-31
MATTHEWS INTERNATIONAL CORP
filed 2005-05-10
CIK 63296

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-Q

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Quarterly Period Ended March 31, 2005

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

As of April 30, 2005, shares of common stock outstanding were:

Class A Common Stock 31,951,247 shares

PART I - FINANCIAL INFORMATION
MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands, except per share data)

	March 31, 2005		September 30, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents		$46,147		$65,830
Short-term investments		866		858
Accounts receivable, net		90,641		87,490
Inventories: Materials and finished goods	$39,668		$38,395
Labor and overhead in process	5,370		4,141
		45,038		42,536
Other current assets		5,744		5,764

Total current assets		188,436		202,478
Investments		6,628		7,694
Property, plant and equipment: Cost	165,869		157,936
Less accumulated depreciation	(93,537)		(85,222)
		72,332		72,714
Deferred income taxes and other assets		23,644		26,360
Goodwill		199,599		189,016
Other intangible assets, net		31,917		32,280

Total assets		$522,556		$530,542

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Long-term debt, current maturities		$16,329		$17,003
Accounts payable		22,161		26,130
Accrued compensation		25,781		31,274
Accrued income taxes		13,203		13,018
Other current liabilities		24,829		24,147

Total current liabilities		102,303		111,572

Long-term debt		46,979		54,389
Estimated finishing costs		4,809		4,730
Postretirement benefits		17,418		17,407
Deferred income taxes		4,176		4,225
Environmental reserve		10,331		10,604
Other liabilities and deferred revenue		14,978		15,365

Shareholders' equity:
Common stock	36,334		36,334
Additional paid in capital	13,724		11,699
Retained earnings	333,537		308,435
Accumulated other comprehensive income	16,055		11,538
Treasury stock, at cost	(78,088)		(55,756)
		321,562		312,250

Total liabilities and shareholders' equity		$522,556		$530,542

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollar amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2005	2004	2005	2004

Sales	$156,243	$124,987	$304,949	$241,889
Cost of sales	(101,857)	(77,355)	(202,144)	(151,634)

Gross profit	54,386	47,632	102,805	90,255

Selling and administrative expenses	(28,001)	(23,466)	(56,301)	(46,236)

Operating profit	26,385	24,166	46,504	44,019

Investment income	316	311	639	662
Interest expense	(538)	(429)	(1,021)	(880)
Other income (deductions), net	(335)	1	1,591	(85)
Minority interest	(1,212)	(1,499)	(2,572)	(2,566)

Income before income taxes	24,616	22,550	45,141	41,150

Income taxes	(9,353)	(8,749)	(17,153)	(15,966)

Net income	$15,263	$13,801	$27,988	$25,184

Earnings per share:
Basic	$.47	$.43	$.87	$.78

Diluted	$.47	$.42	$.86	$.77

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollar amounts in thousands, except per share data)

	Six Months Ended
	March 31,
	2005	2004

Cash flows from operating activities:
Net income	$27,988	$25,184
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,832	7,508
Change in deferred taxes	(46)	172
Changes in working capital items	(13,904)	1,799
Decrease in other assets	2,834	3,653
Increase (decrease) in estimated finishing costs	79	(23)
Decrease in other liabilities	(1,244)	(81)
Increase (decrease) in postretirement benefits	12	(190)
Tax benefit of exercised stock options	2,295	2,385
Net (gain) loss on sale of assets	(320)	1

Net cash provided by operating activities	27,526	40,408

Cash flows from investing activities:
Capital expenditures	(7,909)	(3,156)
Proceeds from sale of assets	735	133
Acquisitions	(6,693)	-
Purchases of investments	(467)	(143)
Proceeds from disposition of investments	1,514	12

Net cash used in investing activities	(12,820)	(3,154)

Cash flows from financing activities:
Proceeds from long-term debt	1,622	-
Payments on long-term debt	(10,474)	(20,825)
Proceeds from the sale of treasury stock	4,477	5,623
Purchases of treasury stock	(27,078)	(6,251)
Dividends	(2,886)	(2,578)

Net cash used in financing activities	(34,339)	(24,031)

Effect of exchange rate changes on cash	(50)	1,969

Net increase (decrease) in cash and cash equivalents	$(19,683)	$15,192

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005
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

Note 2. Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information for commercial and industrial companies and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three months and six months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2004.

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

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2005	2004	2005	2004

Net income, as reported	$15,263	$13,801	$27,988	$25,184
Net income, pro forma	14,720	13,359	27,056	24,420
Basic earnings per share, as reported	$0.47	$0.43	$0.87	$0.78
Diluted earnings per share, as reported	0.47	0.42	0.86	0.77
Basic earnings per share, pro forma	$0.46	$0.41	$0.84	$0.76
Diluted earnings per share, pro forma	0.45	0.41	0.83	0.75

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which replaces SFAS No. 123 and supercedes APB Opinion No. 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro-forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. In April 2005, the Securities and Exchange Commission delayed the effective date of SFAS 123R for public companies to annual, rather than interim, periods that begin after June 15, 2005. Accordingly, the Company is not required, and does not expect, to adopt SFAS 123R until October 1, 2005. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition methods include prospective and retroactive adoption alternatives. The Company is evaluating the requirements of SFAS 123R and has not yet determined the method of adoption. The Company expects the effect of adopting SFAS 123R will result in amounts that do not differ materially from the current pro forma disclosures under SFAS 123.

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

In December 2004, the FASB issued FASB Staff Position No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”). FSP 109-2 provides guidance under SFAS No. 109, “Accounting for Income Taxes,” for recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”), on a company’s income tax expense and deferred tax liabilities. FSP 109-2 states that a company is allowed time beyond the financial reporting period of enactment, which was October 22, 2004, to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying FASB Statement No. 109. The Company has not yet completed evaluating the impact of the repatriation provisions as provided for in FSP 109-2.

Note 5. Earnings Per Share

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2005	2004	2005	2004

Net income	$15,263	13,801	$27,988	$25,184

Weighted-average common shares outstanding	32,141,437	32,212,133	32,219,152	32,155,592

Dilutive securities, primarily stock options	391,640	488,572	397,472	496,653

Diluted weighted-average common shares outstanding	32,533,077	32,700,705	32,616,624	32,652,245

Basic earnings per share	$.47	$.43	$.87	$.78

Diluted earnings per share	$.47	$.42	$.86	$.77

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Dollar amounts in thousands, except per share data)

Information about the Company's segments follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
Sales to external customers:
Memorialization:
Bronze	$50,584	$47,171	$94,563	$92,605
York Casket	33,176	33,967	62,875	64,142
Cremation	5,552	5,527	10,699	11,389

	89,312	86,665	168,137	168,136
Brand Solutions:
Graphics Imaging	35,496	28,743	70,403	54,925
Marking Products	10,459	9,579	20,883	18,828
Merchandising Solutions	20,976	-	45,526	-

	66,931	38,322	136,812	73,753

	$156,243	$124,987	$304,949	$241,889
Operating profit:
Memorialization:
Bronze	$15,009	$10,654	$25,340	$20,390
York Casket	5,365	5,664	8,850	9,627
Cremation	265	511	99	957

	20,639	16,829	34,289	30,974
Brand Solutions:
Graphics Imaging	3,662	5,747	6,990	9,675
Marking Products	1,599	1,590	3,227	3,370
Merchandising Solutions	485	-	1,998	-

	5,746	7,337	12,215	13,045

	$26,385	$24,166	$46,504	$44,019

Note 7. Comprehensive Income

Comprehensive income consists of net income adjusted for changes, net of related income tax effect, in cumulative foreign currency translation, the fair value of derivatives, unrealized investment gains and losses and minimum pension liability. For the three-months ended March 31, 2005 and 2004, comprehensive income was $11,550 and $11,489, respectively. For the six months ended March 31, 2005 and 2004, comprehensive income was $32,506 and $29,558, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Dollar amounts in thousands, except per share data)

Note 8. Goodwill and Other Intangible Assets

Under SFAS No. 142, "Goodwill and Other Intangible Assets,” goodwill is no longer amortized but is subject to annual review for impairment. In general, when the carrying value of a reporting unit exceeds its implied fair value, an impairment loss must be recognized. For purposes of testing for impairment the Company uses a combination of valuation techniques, including discounted cash flows. Intangible assets are amortized over their estimated useful lives unless such lives are considered to be indefinite. The Company performed its annual impairment review in the second quarter of fiscal 2005 and determined that no additional adjustments to the carrying values of goodwill were necessary at March 31, 2005.

Changes to goodwill, net of accumulated amortization, for the six months ended March 31, 2005, are as follows.

		York		Graphics	Merchandising	Marking
	Bronze	Casket	Cremation	Imaging	Solutions	Products	Consolidated

Balance at September 30, 2004	$73,641	$40,706	$6,536	$58,618	$8,019	$1,496	$189,016
Additions during period	-	-	-	2,324	1,831	3,101	7,256
Translation and other adjustments	1,059	-	-	2,268	-	-	3,327
Balance at March 31, 2005	$74,700	$40,706	$6,536	$63,210	$9,850	$4,597	$199,599

The additions to Marking Products goodwill relate to additional consideration paid in accordance with the Holjeron Corporation purchase agreement. The additions to Merchandising Solutions goodwill relate to purchase accounting adjustments associated with the acquisition of The Cloverleaf Group, Inc. in July 2004 and a small acquisition in 2005. The additions to Graphics Imaging goodwill relate to the purchase of the remaining interest in ReproBusek Druckvorstufentechnik GmbH & Co. KG (“Busek”), a European graphics business, in accordance with the terms of the original purchase agreement entered into in August 2000.

The following tables summarize the carrying amounts and related accumulated amortization for intangible assets as of March 31, 2005 and September 30, 2004, respectively.

	Carrying	Accumulated
	Amount	Amortization		Net
March 31, 2005:
Trade names	$18,266	$	- *	$18,266
Customer relationships	10,517		(1,077)	9,440
Copyrights/patents/other	5,140		(929)	4,211

	$33,923		$(2,006)	$31,917

September 30, 2004:
Trade names	$17,964	$	- *	$17,964
Customer relationships	10,427		(742)	9,685
Copyrights/patents/other	5,024		(393)	4,631

	$33,415		$(1,135)	$32,280
* Not subject to amortization

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Dollar amounts in thousands, except per share data)

The decrease in intangible assets during fiscal 2005 was due to amortization offset by the impact of fluctuations in foreign currency exchange rates on intangible assets denominated in foreign currencies.

Amortization expense on intangible assets was $430 and $87 for the three month periods ended March 31, 2005 and 2004, respectively. For the six month periods ended March 31, 2005 and 2004, amortization expense was $866 and $174, respectively. Amortization expense is estimated to be $1,700 in 2005, $1,700 in 2006, $1,300 in 2007, $1,300 in 2008 and $1,250 in 2009.

Note 9. Debt

The Company has a Revolving Credit Facility with a syndicate of financial institutions scheduled to mature on April 30, 2009. In February 2005, the facility, which was originally in the amount of $125,000, was amended to increase the borrowing capacity to $150,000. Borrowings under the amended facility bear interest at LIBOR plus a factor ranging from .50% to 1.00% based on the Company’s leverage ratio. The leverage ratio is defined as net indebtedness divided by EBITDA (earnings before interest, taxes, depreciation and amortization). The Company is required to pay an annual commitment fee ranging from .20% to .30% (based on the Company’s leverage ratio) of the unused portion of the facility. The Revolving Credit Facility, as amended, requires the Company to maintain certain leverage and interest coverage ratios. A portion of the facility (not to exceed $10,000) is available for the issuance of trade and standby letters of credit.

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

The fair value of the interest rate swap reflected an unrealized gain of $1,312 ($800 after tax) at March 31, 2005 that is included in equity as part of accumulated other comprehensive income. Assuming market rates remain constant with the rates at March 31, 2005, approximately $200 of the $800 gain included in accumulated other comprehensive income is expected to be recognized in earnings as an adjustment to interest expense over the next twelve months.

Outstanding borrowings on the Revolving Credit Facility at March 31, 2005 were $45,500. The weighted-average interest rate on outstanding borrowings at March 31, 2005 was 3.16%. Equal quarterly payments of $2,500 plus interest are due on the facility until its maturity in April 2009.

The Company, through its wholly-owned subsidiary, Caggiati S.p.A., has several loans with various Italian banks. Outstanding borrowings on these loans totaled $13,237 at March 31, 2005. Caggiati S.p.A. also has four lines of credit totaling approximately $14,037 with the same Italian banks. Outstanding borrowings on these lines were $4,012 at March 31, 2005. The weighted-average interest rate on outstanding Caggiati S.p.A. related borrowings was 3.20% at March 31, 2005.

Note 10. Pension and Other Postretirement Benefit Plans

The Company provides defined benefit pension and other postretirement plans to certain employees. The following represents the net periodic pension and other postretirement benefit cost (income) for the plans in accordance with the revised version of SFAS No. 132, “Employer’s Disclosures about Pensions and Other Postretirement Benefits.”

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Dollar amounts in thousands, except per share data)

	Pension		Other Postretirement
Three months ended March 31,	2005	2004	2005	2004

Service cost	$804	$906	$126	$99
Interest cost	1,310	1,266	293	262
Expected return on plan assets	(1,521)	(1,484)	-	-
Amortization:
Prior service cost	20	28	(322)	(322)
Net actuarial loss	350	293	123	112

Net benefit cost	$963	$1,009	$220	$151

	Pension		Other Postretirement
Six months ended March 31,	2005	2004	2005	2004

Service cost	$1,609	$1,813	$253	$198
Interest cost	2,621	2,531	586	524
Expected return on plan assets	(3,042)	(2,968)	-	-
Amortization:
Prior service cost	40	56	(644)	(644)
Net actuarial loss	700	586	247	224

Net benefit cost	$1,928	$2,018	$442	$302

Benefit payments under the Company’s principal retirement plan are made from plan assets, while benefit payments under a supplemental retirement plan and postretirement benefit plan are made from the Company’s operating funds. Due to the IRS full funding limitations, the Company is not required to make any significant contributions to its principal retirement plan in fiscal 2005. As of March 31, 2005, contributions of $193 and $323 have been made under the supplemental retirement plan and postretirement plan, respectively. The Company currently anticipates contributing an additional $173 and $727 under the supplemental retirement plan and postretirement plan, respectively, for the remainder of fiscal 2005.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Dollar amounts in thousands, except per share data)

The following unaudited pro forma information presents a summary of the consolidated results of Matthews combined with Cloverleaf and InTouch as if the acquisitions had occurred on October 1, 2003:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
Sales	$156,243	$151,407	$304,949	$293,280
Income before taxes	24,616	23,746	45,141	43,461
Net income	15,263	14,533	27,988	26,598
Earnings per share	$.47	$.44	$.86	$.81

These unaudited pro forma results have been prepared for comparative purposes only and include certain adjustments, such as interest expense on acquisition debt. The pro forma information does not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred on the date indicated, or which may result in the future.

In July 2004, the Company acquired Holjeron Corporation (“Holjeron”), an industrial controls manufacturer located in Wilsonville, OR. The acquisition was structured as a stock purchase, with an initial payment at closing of approximately $1,700. In February 2005, additional consideration of $3,070 was paid in accordance with the purchase agreement to complete the transaction. The acquisition is a part of Matthews’ strategy to increase its presence in the marking products industry.

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

Results of Operations:

The following table sets forth certain income statement data of the Company expressed as a percentage of net sales for the periods indicated.

	Six months ended		Years ended
	March 31,		September 30,
	2005	2004	2004	2003(1)
Sales	100.0%	100.0%	100.0%	100.0%
Gross profit	33.7%	37.3%	38.1%	37.1%
Operating profit	15.3%	18.2%	19.2%	17.5%
Income before taxes	14.8%	17.0%	18.0%	16.0%
Net income	9.2%	10.4%	11.0%	9.8%

(1) The fourth quarter of fiscal 2003 included a net pre-tax charge of approximately $1.0 million from special items which consisted of a pre-tax gain of $2.6 million on the sale of a facility and a goodwill impairment charge of $3.6 million.

Results of Operations:

Sales for the six months ended March 31, 2005 were $304.9 million and were $63.0 million, or 26.1%, higher than sales of $241.9 million for the six months ended March 31, 2004. The increase resulted principally from the acquisitions of The Cloverleaf Group, Inc. (“Cloverleaf”), The InTouch Group Limited (“InTouch”) and Holjeron Corporation (“Holjeron”) during the fourth quarter of fiscal 2004, and higher foreign currency exchange rates. Sales for Cloverleaf, which is reported as the Company’s Merchandising Solutions segment, were $45.5 million for the first six months of fiscal 2005. Sales for InTouch and Holjeron were $15.8 million and $1.8 million, respectively. For the six months ended March 31, 2005, higher foreign currency values against the U.S. dollar had a favorable impact of approximately $4.4 million on the Company’s consolidated sales compared to the six months ended March 31, 2004. Bronze segment sales for the first six months of fiscal 2005 were $94.6 million compared to $92.6 million for the first six months of fiscal 2004. The increase of 2.1% in Bronze sales primarily reflected higher memorial sales (which included a temporary price surcharge implemented in fiscal 2004) and an increase in the values of foreign currencies against the U.S. dollar.

Results of Operations, continued:

The increase was partially offset by a decline in mausoleum sales for the period. Sales for the York Casket segment were $62.9 million for the first six months of fiscal 2005 compared to $64.1 million for the comparable period of fiscal 2004. The decrease primarily reflected lower unit volume. According to published data, the North American death rate was approximately 3% lower in the first six months of fiscal 2005 than in the same period a year ago. Sales for the Cremation segment were $10.7 million for the first half of fiscal 2005 compared to $11.4 million for the same period a year ago. The decrease reflected lower sales of cremation equipment and cremation caskets compared to the same period last year. Sales for the Graphics Imaging segment in the first half of fiscal 2005 were $70.4 million, compared to $54.9 million for the same period a year ago. The increase primarily reflected the acquisition of InTouch and an increase in the value of the Euro against the U.S. dollar. The increase was partially offset by a decline in sales volume in domestic markets. Marking Products segment sales for the six months ended March 31, 2005 were $20.9 million, compared to $18.8 million for the first six months of fiscal 2004. The increase of $2.1 million, or 10.9%, was principally due to the acquisition of Holjeron and an increase in the value of the Swedish Krona against the U.S. dollar.

Gross profit for the six months ended March 31, 2005 was $102.8 million, compared to $90.3 million for the six months ended March 31, 2004. Consolidated gross profit as of percent of sales decreased from 37.3% for the first half of fiscal 2004 to 33.7% for the first six months of fiscal 2005. The increase in consolidated gross profit primarily reflected the acquisitions completed during the fourth quarter of fiscal 2004, the effects of manufacturing improvements and cost reduction initiatives, and higher foreign currency exchange values against the U.S. dollar. These gains were partially offset by lower sales in the Cremation segment and domestic graphics businesses, higher costs for bronze ingot and steel, and costs incurred in connection with the establishment of a casket manufacturing facility in Mexico. The gross margin percentage decline principally related to the factors discussed above, as well as the acquisition of Cloverleaf which generally has lower gross margins than other Matthews’ businesses.

Selling and administrative expenses for the six months ended March 31, 2005 were $56.3 million, compared to $46.2 million for the first half of fiscal 2004. The increase of $10.1 million, or 21.8%, primarily resulted from the acquisitions completed during the fourth quarter of fiscal 2004. Consolidated selling and administrative expenses as a percent of sales were 18.5% for the six month period ended March 31, 2005, compared to 19.1% for the same period last year. The decrease primarily reflected the acquisition of Cloverleaf, which generally has lower selling and administrative expenses as a percentage of sales than other Matthews’ businesses.

Operating profit for the six months ended March 31, 2005 was $46.5 million, representing an increase of $2.5 million, or 5.7%, over operating profit of $44.0 million for the six months ended March 31, 2004. The Cloverleaf acquisition, reported as the Merchandising Solutions segment, contributed $2.0 million of operating profit during the first half of fiscal 2005. Higher foreign currency values against the U.S. dollar had a favorable impact of approximately $1.2 million on the Company’s consolidated operating profit for the six months ended March 31, 2005 compared to the six months ended March 31, 2004. Bronze segment operating profit for the first six months of fiscal 2005 was $25.3 million, compared to $20.4 million for the first half of fiscal 2004. The increase primarily reflected higher sales, the continuing effects of prior year cost reduction initiatives and the favorable impact of an increase in the value of foreign currencies against the U.S. dollar. The segment’s operating profit for the prior year reflected one-time severance costs related to personnel reductions. Operating profit for the York Casket segment for the first six months of fiscal 2005 was $8.9 million compared to $9.6 million for the same period a year ago. The decrease reflected lower sales, the higher cost of steel and costs incurred in connection with the establishment of a casket manufacturing facility in Mexico. Operating profit for the Cremation segment for the first six months of fiscal 2005 was $99,000 compared to $957,000 for the same period in fiscal 2004. The current period reflected lower sales volume and higher steel and other raw

Results of Operations, continued:

material costs. The Company estimates that for the first six months of fiscal 2005 the aggregate impact on consolidated operating profit of increases in the cost of steel and bronze, net of the temporary surcharge, approximated $1.3 million compared to the same period a year ago. Graphics Imaging operating profit for the six months ended March 31, 2005 was $7.0 million compared to $9.7 million for the six months ended March 31, 2004. The segment's decrease in operating profit reflected lower domestic sales volume, lower margins in several European graphics businesses and investments during the current period in developing new accounts. Operating profit for the Marking Products segment for the first half of fiscal 2005 was $3.2 million compared to $3.4 million for the same period a year ago. Fiscal 2005 results reflected the acquisition of Holjeron, offset by an increase in new product development costs.

Investment income for the six months ended March 31, 2005 was $639,000, compared to $662,000 for the six months ended March 31, 2004. Interest expense for the first half of fiscal 2005 was $1.0 million, compared to $880,000 for the same period last year. The increase in interest expense primarily reflected a higher average level of debt during the fiscal 2005 six-month period compared to the same period in fiscal 2004.

Other income (deductions), net, for the six months ended March 31, 2005 represented an increase in pre-tax income of $1.6 million, compared to a reduction in pre-tax income of $85,000 for the same period last year. Other income in the first six months of fiscal 2005 primarily reflected foreign currency exchange gains on intercompany advances to foreign affiliates. Minority interest deduction was $2.6 million for the first half of fiscal 2005, which was relatively equivalent to the same period in fiscal 2004.

The Company's effective tax rate for the six months ended March 31, 2005 was 38.0% compared to the effective rate of 38.8% for the fiscal year ended September 30, 2004. The reduction reflected a lower effective tax rate on foreign income and a reduction in state income taxes. The difference between the Company's effective tax rate and the Federal statutory rate of 35% primarily reflected the impact of state and foreign income taxes.

Goodwill:

Under Statement of Financial Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, goodwill related to business combinations is no longer amortized, but is subject to periodic review for impairment. In general, when the carrying value of a reporting unit exceeds its implied fair value, an impairment loss must be recognized. For purposes of testing for impairment, the Company uses a combination of valuation techniques, including discounted cash flows. The Company performed its annual impairment review in the second quarter of fiscal 2005 and determined that no additional adjustments to the carrying values of goodwill were necessary at March 31, 2005.

Liquidity and Capital Resources:

Net cash provided by operating activities was $27.5 million for the six months ended March 31, 2005, compared to $40.4 million for the first six months of fiscal 2004. Operating cash flow for the first half of fiscal 2005 primarily reflected net income adjusted for depreciation and amortization (non-cash charges), an increase in working capital and a tax benefit of $2.3 million from exercised stock options. For the six months ended March 31, 2004, operating cash flow primarily reflected net income adjusted for depreciation and amortization and a tax benefit of $2.4 million from exercised stock options.

Cash used in investing activities was $12.8 million for the six months ended March 31, 2005, compared to $3.2 million for the six months ended March 31, 2004. Investing activities for the first six months of fiscal 2005 primarily included capital expenditures of $7.9 million, acquisition related payments of $6.7 million, net proceeds from the sale of investments of $1.1 million and proceeds from the sale of property, plant and equipment of $735,000. Investing activities for the first six months of fiscal 2004 primarily included capital expenditures of $3.2 million.

Liquidity and Capital Resources, continued:

Capital expenditures reflected reinvestment in the Company's business segments and were made primarily for the purchase of new manufacturing machinery, equipment and facilities designed to improve product quality, increase manufacturing efficiency, lower production costs and meet regulatory requirements. Capital expenditures for the last three fiscal years were primarily financed through operating cash. Capital spending for property, plant and equipment has averaged $9.9 million for the last three fiscal years. The capital budget for fiscal 2005 is approximately $24 million, which reflects projected capital spending in connection with establishing a casket manufacturing facility in Monterey, Mexico. The total cost of establishing this facility is projected to be in the range of $11 to $12 million. The Company expects to generate sufficient cash from operations to fund all anticipated capital spending projects.

Cash used in financing activities for the six months ended March 31, 2005 was $34.3 million, reflecting net payments on long-term debt of $8.9 million, purchases of treasury stock of $27.1 million, and dividends of $2.9 million to the Company's shareholders, partially offset by proceeds of $4.5 million from the sale of treasury stock (stock option exercises). Cash used in financing activities for the six months ended March 31, 2004 was $24.0 million, reflecting payments on long-term debt of $20.8 million, purchases of treasury stock of $6.2 million, and dividends of $2.6 million to the Company's shareholders, partially offset by proceeds of $5.6 million from the sale of treasury stock (stock option exercises).

The Company has a Revolving Credit Facility with a syndicate of financial institutions scheduled to mature on April 30, 2009. In February 2005, the facility, which was originally in the amount of $125.0 million, was amended to increase the borrowing capacity to $150.0 million. Borrowings under the amended facility bear interest at LIBOR plus a factor ranging from .50% to 1.00% based on the Company’s leverage ratio. The leverage ratio is defined as net indebtedness divided by EBITDA (earnings before interest, taxes, depreciation and amortization). The Company is required to pay an annual commitment fee ranging from .20% to .30% (based on the Company’s leverage ratio) of the unused portion of the facility. The Revolving Credit Facility, as amended, requires the Company to maintain certain leverage and interest coverage ratios. A portion of the facility (not to exceed $10.0 million) is available for the issuance of trade and standby letters of credit.

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

The fair value of the interest rate swap reflected an unrealized gain of $1.3 million ($800,000 after tax) at March 31, 2005 that is included in equity as part of accumulated other comprehensive income. Assuming market rates remain constant with the rates at March 31, 2005, approximately $200,000 of the $800,000 gain included in accumulated other comprehensive income is expected to be recognized in earnings as an adjustment to interest expense over the next twelve months.

Outstanding borrowings on the Revolving Credit Facility at March 31, 2005 were $45.5 million. The weighted-average interest rate on outstanding borrowings at March 31, 2005 was 3.16%. Equal quarterly payments of $2.5 million plus interest are due on the facility until its maturity in April 2009.

The Company, through its wholly-owned subsidiary, Caggiati S.p.A., has several loans with various Italian banks. Outstanding borrowings on these loans totaled $13.2 million at March 31, 2005. Caggiati S.p.A. also has four lines of credit totaling approximately $14.0 million with the same Italian banks. Outstanding borrowings on these lines were $4.0 million at March 31, 2005. The weighted-average interest rate on outstanding Caggiati S.p.A. related borrowings was 3.20% at March 31, 2005.

Liquidity and Capital Resources, continued:

The Company has a stock repurchase program, which was initiated in 1996. Under the program, the Company's Board of Directors has authorized the repurchase of a total of 10,000,000 shares (adjusted for stock splits) of Matthews common stock, of which 8,620,396 shares have been repurchased as of March 31, 2005. The buy-back program is designed to increase shareholder value, enlarge the Company's holdings of its common stock, and add to earnings per share. Repurchased shares may be retained in treasury, utilized for acquisitions, or reissued to employees or other purchasers, subject to the restrictions of the Company’s Articles of Incorporation.

Consolidated working capital of the Company was $86.1 million at March 31, 2005, compared to $90.9 million at September 30, 2004. Cash and cash equivalents were $46.1 million at March 31, 2005, compared to $65.8 million at September 30, 2004. The Company's current ratio was 1.8 at March 31, 2005 and September 30, 2004.

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

At March 31, 2005, an accrual of $11.1 million was recorded for environmental remediation (of which $805,000 has been classified in other current liabilities), representing management's best estimate of the probable and reasonably estimable costs of the Company's known remediation obligations. The accrual, which reflects previously established reserves assumed with the acquisition of York Casket and additional reserves recorded as a purchase accounting adjustment, does not consider the effects of inflation and anticipated expenditures are not discounted to their present value. While final resolution of these contingencies could result in costs different than current accruals, management believes the ultimate outcome will not have a significant effect on the Company's consolidated results of operations or financial position.

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

Acquisitions, continued:

In July 2004, the Company acquired Holjeron Corporation, an industrial controls manufacturer located in Wilsonville, OR. The acquisition was structured as a stock purchase, with an initial payment at closing of approximately $1.7 million. In February 2005, additional consideration of $3.1 million was paid in accordance with the purchase agreement to complete the transaction. The acquisition is a part of Matthews’ strategy to increase its presence in the marking products industry.

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

The significant factors impacting the Company’s fiscal 2005 first half results were the recent acquisitions of Cloverleaf, InTouch and Holjeron and the favorable impact of foreign currency exchange rate changes. The Company remains concerned with the continued high cost of bronze and steel. While fiscal 2004 cost initiatives and productivity improvements have mitigated some of this impact, the significantly higher costs affected the first six months of fiscal 2005 and will be a challenge for the remainder of the fiscal year, particularly in the competitive markets served by the Company. Additionally, the Company has initiated a facility consolidation program within the Merchandising Solutions segment. Finally, costs associated with the Company’s project to establish a casket manufacturing plant in Mexico in fiscal 2005 have negatively affected, and will continue to negatively affect, fiscal 2005 operating results until project completion.

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

Critical Accounting Policies, continued:

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

At March 31, 2005, the Company held 352,900 memorials and 232,297 vases in its storage facilities under the “pre-need” sales program.

Construction revenues are recognized under the percentage-of-completion method of accounting using the cost-to-cost method. The Company offers rebates to certain customers participating in volume purchase programs. Rebates are estimated and recorded as a reduction in sales at the time the Company’s products are sold.

LONG-TERM CONTRACTUAL OBLIGATIONS AND COMMITMENTS:

The following table summarizes the Company’s contractual obligations at March 31, 2005, and the effect such obligations are expected to have on its liquidity and cash flows in future periods.

	Payments due in fiscal year:
		2005			After
	Total	Remainder	2006 to 2007	2008 to 2009	2009
Contractual Cash Obligations:	(Dollar amounts in thousands)
Revolving credit facility	$45,500	$5,000	$20,000	$20,500	$--
Notes payable to banks	13,237	1,962	3,069	2,611	5,595
Short-term borrowings	4,012	4,012	-	-	-
Capital lease obligations	559	308	251	-	-
Non-cancelable operating leases	23,342	2,699	8,680	6,013	5,950

Total contractual cash obligations	$86,650	$13,981	$32,000	$29,124	$11,545

Benefit payments under the Company’s principal retirement plan are made from plan assets, while benefit payments under a supplemental retirement plan and postretirement benefit plan are made from the Company’s operating funds. Due to the IRS full funding limitations, the Company is not required to make any significant contributions to its principal retirement plan in fiscal 2005. As of March 31, 2005, contributions of $193,000 and $323,000 have been made under the supplemental retirement plan and postretirement plan, respectively. The Company currently anticipates contributing an additional $173,000 and $727,000 under the supplemental retirement plan and postretirement plan, respectively, for the remainder of fiscal 2005.

The Company believes that its current liquidity sources, combined with its operating cash flow and borrowing capacity, will be sufficient to meet its capital needs for the foreseeable future.

Accounting Pronouncements:

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which replaces SFAS No. 123 and supercedes APB Opinion No. 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro-forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. In April 2005, the Securities and Exchange Commission delayed the effective date of SFAS 123R for public companies to annual, rather than interim, periods that begin after June 15, 2005. Accordingly, the Company is not required, and does not expect, to adopt SFAS 123R until October 1, 2005. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition methods include prospective and retroactive adoption alternatives. The Company is evaluating the requirements of SFAS 123R and has not yet determined the method of adoption. The Company expects the effect of adopting SFAS 123R will result in amounts that do not differ materially from the current pro forma disclosures under SFAS 123.

Accounting Pronouncements, continued:

In December 2004, the FASB issued FASB Staff Position No. 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004" ("FSP 109-2"). FSP 109-2 provides guidance under SFAS No. 109, "Accounting for Income Taxes," for recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the "Jobs Act"), on a company's income tax expense and deferred tax liabilities. FSP 109-2 states that a company is allowed time beyond the financial reporting period of enactment, which was October 22, 2004, to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying FASB Statement No. 109. The Company has not yet completed evaluating the impact of the repatriation provisions as provided for in FSP 109-2.

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

Interest Rates - The Company's most significant long-term debt instrument is the Revolving Credit Facility, as amended, which bears interest at variable rates based on LIBOR. Effective April 30, 2004, the Company increased its outstanding borrowings under the facility to $50.0 million and simultaneously entered into an interest rate swap that fixed the interest rate on such borrowings at 3.16% for a five-year period. The interest rate swap has been designated as a cash flow hedge of the future variable interest payments under the Revolving Credit Facility. The fair value of the interest rate swap reflected an unrealized gain of $1.3 million ($800,000 after tax) at March 31, 2005 that is included in equity as part of accumulated other comprehensive income. A decrease of 10% in market interest rates (i.e. a decrease from 3.5% to 3.15%) would result in a decrease of approximately $1.8 million in the fair value of the interest rate swap.

Commodity Price Risks - In the normal course of business, the Company is exposed to commodity price fluctuations related to the purchases of certain materials and supplies (such as bronze ingot, steel and wood) used in its manufacturing operations. The Company obtains competitive prices for materials and supplies when available.

Foreign Currency Exchange Rates - The Company is subject to changes in various foreign currency exchange rates, including the Euro, the British Pound, Canadian dollar, Australian dollar and Swedish Krona, in the conversion from local currencies to the U.S. dollar of the reported financial position and operating results of its non-U.S. based subsidiaries. An adverse change of 10% in average exchange rates would have resulted in a decrease in sales of $8.1 million and a decrease in operating income of $1.3 million for the six-month period ended March 31, 2005.

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

There have been no changes in the Company’s internal controls over financial reporting that occurred during the fiscal quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 2. Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Stock Repurchase Plan

The Company has a stock repurchase program, which was initiated in 1996. Under the program, the Company's Board of Directors has authorized the repurchase of a total of 10,000,000 shares (adjusted for stock splits) of Matthews common stock, of which 8,620,396 shares have been repurchased as of March 31, 2005. All purchases of the Company’s common stock during the first six months of fiscal 2005 were part of this repurchase program.

The following table shows the monthly fiscal 2005 stock repurchase activity:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced plan	Maximum number of shares that may yet be purchased under the plan

October 2004	112,300	$32.61	112,300	2,059,032
November 2004	66,200	35.90	66,200	1,992,832
December 2004	160,519	37.03	160,519	1,832,313
January 2005	133,509	36.02	133,509	1,698,804
February 2005	114,700	35.01	114,700	1,584,104
March 2005	204,500	34.66	204,500	1,379,604

Total	791,728	$35.23	791,728

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of the Shareholders of Matthews International Corporation was held on February 17, 2005. A total of 32,305,883 shares of Class A Common Stock were eligible to vote at such meeting.

The matters voted upon at such meeting were as follows:

1. Election of Directors:

The following individuals were nominated for election to the Board of Directors for a term expiring at the Annual Meeting of Shareholders in the year indicated.
	Term		Votes
Nominee	Expiration	Votes For	Withheld
David M. Kelly	2008	29,317,094	728,968
John D. Turner	2008	29,206,038	840,024

The nominations were made by the Board of Directors and no other nominations were made by any shareholder. The nominees had currently been members of the Board of Directors at the date of the Annual Meeting.

The terms of the following additional directors continued after the meeting: D.J. DeCarlo, R.J. Kavanaugh, G.R. Mahone, J.P. O’Leary, Jr. and W.J. Stallkamp.

Item 4. Submission of Matters to a Vote of Security Holders, continued

2. Amendment of 1994 Director Fee Plan:

The shareholders voted to approve adoption of amendments to the 1994 Director Fee Plan.

Votes For	Votes Against	Votes Abstained
19,772,369	5,962,592	557,835

3.	Selection of Auditors:

The shareholders voted to ratify the appointment by the Audit Committee of the Board of Directors of PricewaterhouseCoopers LLP as independent registered public accountants to audit the records of the Company for the fiscal year ending September 30, 2005.

Votes For	Votes Against	Votes Abstained
29,703,326	328,612	14,124

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit
	No.	Description

	31.1	Certification of Principal Executive Officer for David M. Kelly
	31.2	Certification of Principal Financial Officer for Steven F. Nicola
	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for David M. Kelly.
	32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Steven F. Nicola.

(b)	Reports on Form 8-K

On January 21, 2005, Matthews filed a Current Report on Form 8-K under Item 2.02 in connection with a press release announcing its earnings for the second fiscal quarter of 2005.

On February 8, 2005 Matthews filed a Current Report on Form 8-K under Item 7.01 in connection with the proposed adoption of amendments to the 1994 Director Fee Plan.

On February 22, 2005 Matthews filed a Current Report on Form 8-K under Item 1.01 in connection with the adoption of amendments to the 1994 Director Fee Plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATTHEWS INTERNATIONAL CORPORATION
(Registrant)

Date 5/10/05	David M. Kelly
David M. Kelly, Chairman of the Board,
President and Chief Executive Officer

Date 5/10/05	Steven F. Nicola
Steven F. Nicola, Chief Financial Officer,
Secretary and Treasurer