Form 10-Q
period 2005-06-30
MATTHEWS INTERNATIONAL CORP
filed 2005-08-09
CIK 63296

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-Q

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Quarterly Period Ended June 30, 2005

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

As of July 31, 2005, shares of common stock outstanding were:

Class A Common Stock 32,017,174 shares

PART I - FINANCIAL INFORMATION
MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands, except per share data)

	June 30, 2005		September 30, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents		$40,263		$65,830
Short-term investments		7,683		858
Accounts receivable, net		88,509		87,490
Inventories: Materials and finished goods	$43,480		$38,395
Labor and overhead in process	6,491		4,141
		49,971		42,536
Other current assets		5,982		5,764

Total current assets		192,408		202,478
Investments		10,856		7,694
Property, plant and equipment: Cost	175,696		157,936
Less accumulated depreciation	(94,863)		(85,222)
		80,833		72,714
Deferred income taxes and other assets		22,229		26,360
Goodwill		201,921		189,016
Other intangible assets, net		30,888		32,280

Total assets		$539,135		$530,542

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Long-term debt, current maturities		$14,886		$17,003
Accounts payable		24,195		26,130
Accrued compensation		30,036		31,274
Accrued income taxes		13,415		13,018
Other current liabilities		26,523		24,147

Total current liabilities		109,055		111,572

Long-term debt		49,840		54,389
Estimated finishing costs		4,800		4,730
Postretirement benefits		17,356		17,407
Deferred income taxes		3,938		4,225
Environmental reserve		9,688		10,604
Other liabilities and deferred revenue		15,058		15,365

Shareholders' equity:
Common stock	36,334		36,334
Additional paid in capital	13,936		11,699
Retained earnings	348,254		308,435
Accumulated other comprehensive income	8,685		11,538
Treasury stock, at cost	(77,809)		(55,756)
		329,400		312,250

Total liabilities and shareholders' equity		$539,135		$530,542

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollar amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Sales	$158,983	$120,635	$463,932	$362,524
Cost of sales	(101,863)	(72,181)	(304,007)	(223,815)

Gross profit	57,120	48,454	159,925	138,709

Selling and administrative expenses	(29,643)	(23,242)	(85,944)	(69,478)

Operating profit	27,477	25,212	73,981	69,231

Investment income	366	435	1,005	1,097
Interest expense	(519)	(613)	(1,540)	(1,493)
Other income (deductions), net	(39)	(118)	1,552	(203)
Minority interest	(1,230)	(1,418)	(3,802)	(3,984)

Income before income taxes	26,055	23,498	71,196	64,648

Income taxes	(9,901)	(9,118)	(27,054)	(25,084)

Net income	$16,154	$14,380	$44,142	$39,564

Earnings per share:
Basic	$.50	$.45	$1.37	$1.23

Diluted	$.50	$.44	$1.36	$1.21

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollar amounts in thousands, except per share data)

	Nine Months Ended
	June 30,
	2005	2004

Cash flows from operating activities:
Net income	$44,142	$39,564
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,724	11,138
Minority interest	3,802	3,984
Change in deferred taxes	(287)	165
Changes in working capital items	(8,397)	7,526
Decrease in other assets	4,112	5,138
Increase (decrease) in estimated finishing costs	69	(65)
Decrease in other liabilities	(509)	(1,473)
Decrease in postretirement benefits	(51)	(212)
Tax benefit of exercised stock options	2,765	2,805
Net gain on sale of assets	(188)	(133)

Net cash provided by operating activities	60,182	68,437

Cash flows from investing activities:
Capital expenditures	(21,636)	(6,826)
Proceeds from sale of assets	867	850
Acquisitions	(14,210)	-
Purchases of investments	(11,554)	(15,193)
Proceeds from disposition of investments	1,519	17

Net cash used in investing activities	(45,014)	(21,152)

Cash flows from financing activities:
Proceeds from long-term debt	12,518	52,066
Payments on long-term debt	(18,520)	(45,907)
Proceeds from the sale of treasury stock	5,351	7,271
Purchases of treasury stock	(27,932)	(12,570)
Dividends	(4,323)	(3,859)
Dividends to minority interests	(4,394)	(2,341)

Net cash used in financing activities	(37,300)	(5,340)

Effect of exchange rate changes on cash	(3,435)	582

Net increase (decrease) in cash and cash equivalents	$(25,567)	$42,527

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
(Dollar amounts in thousands, except per share data)

Note 1. Nature of Operations

Matthews International Corporation ("Matthews"), founded in 1850 and incorporated in Pennsylvania in 1902, is a designer, manufacturer and marketer principally of memorialization products and brand solutions. Memorialization products consist primarily of bronze memorials and memorialization products, caskets and cremation equipment for the cemetery and funeral home industries. Brand solutions include graphics imaging products and services, merchandising solutions, and marking products. The Company's products and operations are comprised of six business segments: Bronze, Casket, Cremation, Graphics Imaging, Marking Products and, as of July 19, 2004, Merchandising Solutions. The Bronze segment is a leading manufacturer of cast bronze memorials and other memorialization products, cast and etched architectural products and is a leading builder of mausoleums in the United States. The Casket segment is a leading casket manufacturer in the United States and produces a wide variety of wood and metal caskets. The Cremation segment is a leading designer and manufacturer of cremation equipment and cremation caskets primarily in North America. The Graphics Imaging segment manufactures and provides printing plates, pre-press services and imaging services for the corrugated and primary packaging industries. The Marking Products segment designs, manufactures and distributes a wide range of marking equipment and consumables for identifying various consumer and industrial products, components and packaging containers. The Merchandising Solutions segment designs and manufactures merchandising displays and systems and provides creative merchandising and marketing solutions services.

The Company has manufacturing and marketing facilities in the North America, Australia, and Europe.

Note 2. Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information for commercial and industrial companies and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three months and nine months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2004.

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

Reclassifications:
Certain reclassifications have been made in the Consolidated Statements of Cash Flows to conform to the current period presentation.

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

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Net income, as reported	$16,154	$14,380	$44,142	$39,564
Net income, pro forma	15,613	13,939	42,668	38,359
Basic earnings per share, as reported	$0.50	$0.45	$1.37	$1.23
Diluted earnings per share, as reported	0.50	0.44	1.36	1.21
Basic earnings per share, pro forma	$0.49	$0.43	$1.33	$1.19
Diluted earnings per share, pro forma	0.49	0.43	1.32	1.18

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which replaces SFAS No. 123 and supercedes APB Opinion No. 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro-forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. In April 2005, the Securities and Exchange Commission (“SEC”) delayed the effective date of SFAS 123R for public companies to annual, rather than interim, periods that begin after June 15, 2005. Accordingly, the Company is not required, and does not expect to adopt SFAS 123R until October 1, 2005. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition methods include prospective and retroactive adoption alternatives.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies. The Company is evaluating the requirements of SFAS 123R and SAB 107 and has not yet determined the method of adoption. The Company expects the effect of adopting SFAS 123R and SAB 107 will result in amounts that do not differ materially from the current pro forma disclosures under SFAS 123. In addition, the Company currently discloses the fair value of grants of employee stock options over the normal vesting period for all participants. Beginning in fiscal 2006, expense will be recognized immediately for participants eligible for normal retirement. The financial impact on the expense disclosed for participants eligible for retirement on the date of grant on the periods presented is not expected to be material.

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

Note 5. Earnings Per Share

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Net income	$16,154	14,380	$44,142	$39,564

Weighted-average common shares outstanding	31,958,308	32,252,258	32,144,329	32,172,931

Dilutive securities, primarily stock options	377,746	466,418	398,313	486,574

Diluted weighted-average common shares outstanding	32,336,054	32,718,676	32,542,642	32,659,505

Basic earnings per share	$.50	$.45	$1.37	$1.23

Diluted earnings per share	$.50	$.44	$1.36	$1.21

Note 6. Segment Information

The Company is organized into six business segments based on products and services. The segments, which are Bronze, Casket, Cremation, Graphics Imaging, Marking Products and, as of July 19, 2004, Merchandising Solutions, are described under Nature of Operations (Note 1). Management evaluates segment performance based on operating profit (before income taxes) and does not allocate non-operating items such as investment income, interest expense, other income (deductions), net and minority interest.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Dollar amounts in thousands, except per share data)

Information about the Company's segments follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Sales to external customers:
Memorialization:
Bronze	$55,574	$51,666	$150,137	$144,271
Casket	29,910	27,013	92,785	91,155
Cremation	5,283	5,163	15,982	16,552

	90,767	83,842	258,904	251,978
Brand Solutions:
Graphics Imaging	36,175	27,495	106,578	82,420
Marking Products	11,864	9,298	32,747	28,126
Merchandising Solutions	20,177	-	65,703	-

	68,216	36,793	205,028	110,546

	$158,983	$120,635	$463,932	$362,524
Operating profit:
Memorialization:
Bronze	$16,937	$14,948	$42,277	$35,338
Casket	3,521	3,763	12,371	13,390
Cremation	165	(128)	264	829

	20,623	18,583	54,912	49,557
Brand Solutions:
Graphics Imaging	3,918	4,959	10,908	14,634
Marking Products	2,406	1,670	5,633	5,040
Merchandising Solutions	530	-	2,528	-

	6,854	6,629	19,069	19,674

	$27,477	$25,212	$73,981	$69,231

Note 7. Comprehensive Income

Comprehensive income consists of net income adjusted for changes, net of related income tax effect, in cumulative foreign currency translation, the fair value of derivatives, unrealized investment gains and losses and minimum pension liability. For the three months ended June 30, 2005 and 2004, comprehensive income was $8,784 and $13,672, respectively. For the nine months ended June 30, 2005 and 2004, comprehensive income was $41,289 and $43,230, respectively.

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

Changes to goodwill, net of accumulated amortization, for the nine months ended June 30, 2005, are as follows.

				Graphics	Merchandising	Marking
	Bronze	Casket	Cremation	Imaging	Solutions	Products	Consolidated

Balance at September 30, 2004	$73,641	$40,706	$6,536	$58,618	$8,019	$1,496	$189,016
Additions during period	-	-	-	8,620	2,102	3,717	14,439
Translation and other adjustments	(500)	-	-	(1,034)	-	-	(1,534)
Balance at June 30, 2005	$73,141	$40,706	$6,536	$66,204	$10,121	$5,213	$201,921

The additions to Marking Products goodwill relate mostly to additional consideration paid in accordance with the Holjeron Corporation (“Holjeron”) purchase agreement. The additions to Merchandising Solutions goodwill relate to purchase accounting adjustments associated with the acquisition of The Cloverleaf Group, Inc. (“Cloverleaf”) in July 2004 and a small acquisition in 2005. The additions to Graphics Imaging goodwill relate to the purchase of the remaining interest in ReproBusek Druckvorstufentechnik GmbH & Co. KG (“Busek”), a European graphics business, in accordance with the terms of the original purchase agreement and a performance payout to the minority owner of Rudolf Reproflex GmbH, another European graphics business.

The following tables summarize the carrying amounts and related accumulated amortization for intangible assets as of June 30, 2005 and September 30, 2004, respectively.

	Carrying	Accumulated
	Amount	Amortization		Net
June 30, 2005:
Trade names	$17,885	$	- *	$17,885
Customer relationships	10,406		(1,238)	9,168
Copyrights/patents/other	4,994		(1,159)	3,835

	$33,285		$(2,397)	$30,888

September 30, 2004:
Trade names	$17,964	$	- *	$17,964
Customer relationships	10,427		(742)	9,685
Copyrights/patents/other	5,024		(393)	4,631

	$33,415		$(1,135)	$32,280
* Not subject to amortization

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Dollar amounts in thousands, except per share data)

The decrease in intangible assets during fiscal 2005 was due to amortization and the impact of fluctuations in foreign currency exchange rates on intangible assets denominated in foreign currencies.

Amortization expense on intangible assets was $430 and $87 for the three month periods ended June 30, 2005 and 2004, respectively. For the nine month periods ended June 30, 2005 and 2004, amortization expense was $1,262 and $261, respectively. Amortization expense is estimated to be $1,700 in 2005, $1,700 in 2006, $1,300 in 2007, $1,300 in 2008 and $1,250 in 2009.

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

In April 2004, the Company entered into an interest rate swap that fixed the interest rate on borrowings of $50,000 for a five-year period. The interest rate was fixed at 2.66% plus a factor based on the Company’s leverage ratio (the factor was .50% at June 30, 2005). The interest rate swap was designated as a cash flow hedge of the future variable interest payments under the Revolving Credit Facility which are considered probable of occurring. Based on the Company’s assessment, all of the critical terms of the hedge matched the underlying terms of the hedged debt and related forecasted interest payments and as such, these hedges were considered effective.

The fair value of the interest rate swap reflected an unrealized gain of $1,000 ($600 after tax) at June 30, 2005 that is included in equity as part of accumulated other comprehensive income. Assuming market rates remain constant with the rates at June 30, 2005, approximately $160 of the $600 gain included in accumulated other comprehensive income is expected to be recognized in earnings as an adjustment to interest expense over the next twelve months.

Outstanding borrowings on the Revolving Credit Facility at June 30, 2005 were $40,000. The weighted-average interest rate on outstanding borrowings at June 30, 2005 was 3.16%. Equal quarterly payments of $2,500 plus interest are due on the facility until its maturity in April 2009.

On July 11, 2005 the Company increased its outstanding borrowings under the facility to $130,000. The additional borrowings were used to complete the acquisition of Milso Industries (“Milso”). Additionally, the Company has entered into a forward interest rate swap, to be effective September 30, 2005, that will fix the interest rate on $50,000 of the additional borrowings through the facility’s maturity. The interest rate will be fixed at 4.14% plus a factor based on the Company’s leverage ratio (the factor was .50% at June 30, 2005). The interest rate swap has been designated as a cash flow hedge of the future variable interest payments under the Revolving Credit Facility which are considered probable of occurring. Based on the Company’s assessment, all of the critical terms of the hedge match the underlying terms of the hedged debt and related forecasted interest payments and as such, these hedges are considered effective. Equal quarterly payments of $3,333 plus interest will be due on this $50,000 borrowing through April 2009.

The Company, through its wholly-owned subsidiary, Caggiati S.p.A., has several loans with various Italian banks. Outstanding borrowings on these loans totaled $11,234 at June 30, 2005. Caggiati S.p.A. also has four lines of credit totaling approximately $13,106 with the same Italian banks. Outstanding borrowings on these lines were $3,402 at June 30, 2005. The weighted-average interest rate on outstanding Caggiati S.p.A. related borrowings was 2.89% at June 30, 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Dollar amounts in thousands, except per share data)

In April 2005, the Company, through its wholly-owned subsidiary, Matthews International GmbH, entered into a credit facility with National Westminster Bank Plc for borrowings up to 10.0 million Euros. At June 30, 2005, outstanding borrowings under the credit facility totaled 8.0 million Euros ($9,700 USD).

Note 10. Pension and Other Postretirement Benefit Plans

The Company provides defined benefit pension and other postretirement plans to certain employees. The following represents the net periodic pension and other postretirement benefit cost for the plans in accordance with the revised version of SFAS No. 132, “Employer’s Disclosures about Pensions and Other Postretirement Benefits.”

	Pension		Other Postretirement
Three months ended June 30,	2005	2004	2005	2004

Service cost	$804	$906	$126	$99
Interest cost	1,310	1,266	293	262
Expected return on plan assets	(1,521)	(1,484)	-	-
Amortization:
Prior service cost	20	28	(322)	(322)
Net actuarial loss	350	293	123	112

Net benefit cost	$963	$1,009	$220	$151

	Pension		Other Postretirement
Nine months ended June 30,	2005	2004	2005	2004

Service cost	$2,413	$2,719	$379	$296
Interest cost	3,931	3,797	879	786
Expected return on plan assets	(4,563)	(4,452)	-	-
Amortization:
Prior service cost	60	84	(966)	(966)
Net actuarial loss	1,050	879	370	335

Net benefit cost	$2,891	$3,027	$662	$451

Benefit payments under the Company’s principal retirement plan are made from plan assets, while benefit payments under a supplemental retirement plan and postretirement benefit plan are made from the Company’s operating funds. Due to the IRS full funding limitations, the Company is not required to make any significant contributions to its principal retirement plan in fiscal 2005. As of June 30, 2005, contributions of $290 and $522 have been made under the supplemental retirement plan and postretirement plan, respectively. The Company currently anticipates contributing an additional $75 and $528 under the supplemental retirement plan and postretirement plan, respectively, for the remainder of fiscal 2005.

Note 11. Acquisitions

In June 2005, the Company paid additional consideration of $6,000 to the minority owner of Rudolf Reproflex GmbH (“Rudolf”) under the terms of the original acquisition agreement. The Company had acquired a 75% interest in Rudolf in 2001.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Dollar amounts in thousands, except per share data)

In August 2004, the Company acquired The InTouch Group Limited (“InTouch”), a leading provider of reprographic services to the packaging industry in the United Kingdom. InTouch is headquartered in Leeds, England and has operations in London, Portsmouth, Manchester and Boston, Massachusetts. The transaction was structured as a stock purchase, at a cost of approximately $39,000. The acquisition was intended to further the Company’s position as a provider of reprographic services to the European packaging industry.

In July 2004, the Company acquired Cloverleaf, a provider of merchandising solutions. Cloverleaf was formed by the merger of iDL, Inc., which is a merchandising solutions company headquartered near Pittsburgh, Pennsylvania, and Big Red Rooster, which is a marketing and design services organization located in Columbus, Ohio. The transaction was structured as an asset purchase, at a cost of approximately $34,000. The transaction was structured to include potential additional consideration during the next six years contingent on the future growth in value of the acquired operations. The Company expects to account for this additional consideration as additional purchase price. The acquisition was designed to expand the Company’s products and services into the merchandising solutions market.

The following unaudited pro forma information presents a summary of the consolidated results of Matthews combined with Cloverleaf and InTouch as if the acquisitions had occurred on October 1, 2003:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Sales	$158,983	$150,523	$463,932	$443,803
Income before taxes	26,055	23,862	71,196	67,322
Net income	16,154	14,602	44,142	41,201
Earnings per share	$.50	$.45	$1.36	$1.26

These unaudited pro forma results have been prepared for comparative purposes only and include certain adjustments, such as interest expense on acquisition debt. The pro forma information does not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred on the date indicated, or which may result in the future.

In July 2004, the Company acquired Holjeron, an industrial controls manufacturer located in Wilsonville, Oregon. The acquisition was structured as a stock purchase, at an initial cost of approximately $1,700, plus potential additional consideration based upon calendar 2004 financial performance. In February 2005, additional consideration of $3,100 was paid in accordance with the purchase agreement to complete the transaction. The acquisition is a part of Matthews’ strategy to increase its presence in the marking products industry.

Note 12. Subsequent Event

On July 11, 2005, the Company acquired Milso, a leading manufacturer and marketer of caskets in the United States. Milso, headquartered in Brooklyn, New York, has manufacturing operations in Richmond, Indiana and maintains distribution centers throughout the Northeast, Mid-Atlantic, Midwest and Southwest regions of the United States. The transaction was structured as an asset purchase, at an initial purchase price of $95,000. The transaction was also structured to include potential additional asset purchase consideration of $7,500 contingent on the fiscal 2006 performance of the acquired operations. The acquisition is designed to expand Matthews’ products and services in the United States casket market.

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

Results of Operations:

The following table sets forth certain income statement data of the Company expressed as a percentage of net sales for the periods indicated.

	Nine months ended		Years ended
	June 30,		September 30,
	2005	2004	2004	2003(1)
Sales	100.0%	100.0%	100.0%	100.0%
Gross profit	34.5%	38.3%	38.1%	37.1%
Operating profit	15.9%	19.1%	19.2%	17.5%
Income before taxes	15.3%	17.8%	18.0%	16.0%
Net income	9.5%	10.9%	11.0%	9.8%

(1) The fourth quarter of fiscal 2003 included a net pre-tax charge of approximately $1.0 million from special items which consisted of a pre-tax gain of $2.6 million on the sale of a facility and a goodwill impairment charge of $3.6 million.

Sales for the nine months ended June 30, 2005 were $463.9 million and were $101.4 million, or 28.0%, higher than sales of $362.5 million for the nine months ended June 30, 2004. The increase resulted principally from the acquisitions of The Cloverleaf Group, Inc. (“Cloverleaf”), The InTouch Group, Limited (“InTouch”) and Holjeron Corporation (“Holjeron”) during the fourth quarter of fiscal 2004, and higher foreign currency exchange rates. Sales for Cloverleaf, which is reported as the Company’s Merchandising Solutions segment, were $65.7 million for the first nine months of fiscal 2005. Sales for InTouch and Holjeron were $22.9 million and $3.8 million, respectively. For the nine months ended June 30, 2005, higher foreign currency values against the U.S. dollar had a favorable impact of approximately $5.5 million on the Company’s consolidated sales compared to the nine months ended June 30, 2004. Bronze segment sales for the first nine months of fiscal 2005 were $150.1 million compared to $144.3 million for the first nine months of fiscal 2004. The higher level of Bronze sales principally reflected higher memorial sales (which included a price surcharge implemented in fiscal 2004) and the favorable impact of increases in the values of foreign currencies against the U.S. dollar. These increases were offset partially by a decline in mausoleum sales. Sales for the Casket segment were $92.8 million for the first nine months of fiscal 2005 compared to $91.2 million for the same period last

Results of Operations, continued:

year. The increase primarily reflected higher unit prices offset by a slight reduction in volume compared to a year ago. Unit volume improved during the third quarter compared to the same period last year. Sales for the Cremation segment were $16.0 million for the first nine months of fiscal 2005 compared to $16.5 million for the same period a year ago. The decrease reflected a decline in volume of cremation caskets partially offset by higher sales of cremation equipment and related supplies and services compared to the same period a year ago. Sales for the Graphics Imaging segment in the first nine months of fiscal 2005 were $106.6 million, compared to $82.4 million for the same period a year ago. The increase primarily reflected the acquisition of InTouch and an increase in the value of the Euro against the U.S. dollar. These increases were partially offset by lower sales in domestic markets. Marking Products segment sales for the nine months ended June 30, 2005 were $32.7 million, compared to $28.1 million for the first nine months of fiscal 2004. The increase of $4.6 million was principally due to the acquisition of Holjeron, higher sales volume, and the increase in value of the Swedish Krona against the U.S. dollar.

Gross profit for the nine months ended June 30, 2005 was $159.9 million, compared to $138.7 million for the nine months ended June 30, 2004. Consolidated gross profit as of percent of sales decreased from 38.3% for the first nine months of fiscal 2004 to 34.5% for the first nine months of fiscal 2005. The increase in consolidated gross profit primarily reflected the acquisitions completed in the fourth quarter of fiscal 2004, the effects of manufacturing improvements and cost reduction initiatives, and higher foreign exchange values against the U.S. dollar. These gains were partially offset by lower sales in the Cremation segment and domestic graphics businesses, higher costs for bronze ingot and steel, and costs incurred in connection with the establishment of a casket manufacturing facility in Mexico. The gross margin percentage decline principally related to the factors discussed above, as well as the acquisition of Cloverleaf which generally has lower gross margins than other Matthews’ businesses.

Selling and administrative expenses for the nine months ended June 30, 2005 were $85.9 million, compared to $69.5 million for the first nine months of fiscal 2004. The increase resulted primarily from the acquisitions completed during the fourth quarter of fiscal 2004. Consolidated selling and administrative expenses as a percent of sales were 18.5% for the nine months ended June 30, 2005 compared to 19.2% for the same period last year. The decrease primarily reflected cost controls in the Bronze segment and the acquisition of Cloverleaf, which generally has lower selling and administrative expenses as a percentage of sales than other Matthews’ businesses.

Operating profit for the nine months ended June 30, 2005 was $74.0 million, representing an increase of $4.8 million, or 6.9%, over operating profit of $69.2 million for the nine months ended June 30, 2004. The Cloverleaf acquisition, reported as the Merchandising Solutions segment, contributed $2.5 million of operating profit during the first nine months of fiscal 2005. Higher foreign currency values against the U. S. dollar had a favorable impact of approximately $1.5 million on the Company’s consolidated operating profit for the nine months ended June 30, 2005 compared to the nine months ended June 30, 2004. Bronze segment operating profit for the first nine months of fiscal 2005 was $42.3 million, compared to $35.3 million for the first nine months of fiscal 2004. The increase reflected higher sales, the continuing effects of prior year cost reduction initiatives and the favorable impact of the increase in the value of foreign currencies against the U.S. dollar. In addition, the segment’s operating profit during the prior year included one-time severance costs related to personnel reductions. Operating profit for the Casket segment for the first nine months of fiscal 2005 was $12.4 million compared to $13.4 million for the same period a year ago. The decrease reflected the higher cost of steel and costs incurred in connection with the establishment of a casket manufacturing facility in Mexico. Year-to-date costs incurred related to the Mexico project approximated $2.1 million. These factors were partially offset by higher sales, operating efficiencies realized in connection with productivity initiatives, and a reduction in administrative expenses. Cremation segment operating profit was $264,000 for the first nine months of fiscal 2005 compared to $829,000 for the same period in fiscal 2004. The decrease primarily reflected lower sales volume and higher steel and other raw material costs. The Company estimates that for the first nine months of fiscal 2005 the aggregate impact on consolidated operating profit of increases in the cost of steel and bronze, net of the bronze price surcharge, approximated $700,000. Graphics Imaging operating profit for the nine months ended June 30, 2005 was $10.9 million compared to $14.6 million for the nine months ended June 30, 2004. The segment's decrease in operating profit reflected lower domestic sales volume, lower margins in several European graphics businesses and investments during the current period in developing new accounts. Operating profit for the Marking Products segment for the first nine months of fiscal 2005 was $5.6 million compared to $5.0 million for the same period a year ago. The increase resulted from the acquisition of Holjeron and the benefit of higher sales partially offset by an increase in new product development costs.

Results of Operations, continued:

Investment income for the nine months ended June 30, 2005 was $1.0 million, compared to $1.1 million for the nine months ended June 30, 2004. The decrease from the prior period reflected lower average levels of invested cash. Interest expense was $1.5 million for the first nine months of fiscal 2005, which was relatively consistent with the same period last year.

Other income (deductions), net, for the nine months ended June 30, 2005 represented an increase in pre-tax income of $1.6 million, compared to a reduction in pre-tax income of $203,000 for same period last year. Other income in the first nine months of fiscal 2005 primarily reflected foreign currency exchange gains on intercompany advances to foreign affiliates. Minority interest deduction for the first nine months of fiscal 2005 was $3.8 million, compared to $4.0 million for the first nine months of fiscal 2004. The lower minority interest deduction for fiscal 2005 primarily resulted from lower operating income in the Company's European Graphics Imaging businesses that are not wholly-owned.

The Company's effective tax rate for the nine months ended June 30, 2005 was 38.0%, compared to the effective rate of 38.8% for the fiscal year ended September 30, 2004. The reduction reflected a lower effective tax rate on foreign income and a reduction in state income taxes. The difference between the Company's effective tax rate and the Federal statutory rate of 35% primarily reflected the impact of state and foreign income taxes.

Liquidity and Capital Resources:

Net cash provided by operating activities was $60.2 million for the nine months ended June 30, 2005, compared to $68.4 million for the first nine months of fiscal 2004. Operating cash flow for the first nine months of fiscal 2005 principally reflected net income adjusted for depreciation and amortization, minority interest (non-cash charges) and a tax benefit of $2.8 million from exercised stock options, which were partially offset by an increase in inventory. For the nine months ended June 30, 2004, operating cash flow primarily reflected net income adjusted for depreciation and amortization, minority interest, an increase in accrued income taxes, and a tax benefit of $2.8 million from exercised stock options.

Cash used in investing activities was $45.0 million for the nine months ended June 30, 2005, compared to $21.2 million for the nine months ended June 30, 2004. Investing activities for the first nine months of fiscal 2005 primarily included capital expenditures of $21.6 million, net purchases of investments of $10.0 million and acquisitions of $14.2 million. Investing activities for the first nine months of fiscal 2004 included capital expenditures of $6.8 million and net purchases of investments of $15.2 million, partially offset by proceeds of $850,000 from the sale of assets.

Capital expenditures reflected reinvestment in the Company's business segments and were made primarily for the purchase of new manufacturing machinery, equipment and facilities designed to improve product quality, increase manufacturing efficiency, lower production costs and meet regulatory requirements. Capital expenditures for the last three fiscal years were primarily financed through operating cash. Capital spending for property, plant and equipment has averaged $9.9 million for the last three fiscal years. The capital budget for fiscal 2005 is approximately $24 million, which reflects projected capital spending in connection with establishing a casket manufacturing facility in Monterrey, Mexico. The total cost of establishing this facility is projected to be in the range of $11 to $12 million (including capital and expense portions). The Company expects to generate sufficient cash from operations to fund all anticipated capital spending projects.

Cash used in financing activities for the nine months ended June 30, 2005 was $37.3 million, reflecting net payments on long-term debt of $6.0 million, treasury stock purchases of $27.9 million, dividends of $4.3 million to the Company's shareholders and dividends of $4.4 million to minority interests. These payments were partially offset by proceeds of $5.4 million from the sale of treasury stock (stock option exercises). Cash used in financing activities for the nine months ended June 30, 2004 was $5.3 million, reflecting stock repurchases of $12.6 million, dividends of $3.9 million to the Company's shareholders and dividends of $2.3 million to minority interests, partially offset by a net increase in long-term debt of $6.2 million and net proceeds from the sale of treasury stock of $7.3 million (stock option exercises).

Liquidity and Capital Resources, continued:

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

In April 2004, the Company entered into an interest rate swap that fixed the interest rate on borrowings of $50.0 million for a five-year period. The interest rate was fixed at 2.66% plus a factor based on the Company’s leverage ratio (the factor was .50% at June 30, 2005). The interest rate swap was designated as a cash flow hedge of the future variable interest payments under the revolving credit facility which are considered probable of occurring. Based on the Company’s assessment, all of the critical terms of the hedge matched the underlying terms of the hedged debt and related forecasted interest payments and as such, these hedges were considered effective.

The fair value of the interest rate swap reflected an unrealized gain of $1.0 million ($600,000 after tax) at June 30, 2005 that is included in equity as part of accumulated other comprehensive income. Assuming market rates remain constant with the rates at June 30, 2005, approximately $160,000 of the $600,000 gain included in accumulated other comprehensive income is expected to be recognized in earnings as an adjustment to interest expense over the next twelve months.

Outstanding borrowings on the Revolving Credit Facility at June 30, 2005 were $40.0 million. The weighted-average interest rate on outstanding borrowings at June 30, 2005 was 3.16%. Equal quarterly payments of $2.5 million plus interest are due on the facility until its maturity in April 2009.

On July 11, 2005 the Company increased its outstanding borrowings under the facility to $130.0 million. The additional borrowings were used to complete the acquisition of Milso Industries (“Milso”). Additionally, the Company has entered into a forward interest rate swap, to be effective September 30, 2005, that will fix the interest rate on $50.0 million of the additional borrowings through the facility’s maturity. The interest rate will be fixed at 4.14% plus a factor based on the Company’s leverage ratio (the factor was .50% at June 30, 2005). The interest rate swap has been designated as a cash flow hedge of the future variable interest payments under the revolving credit facility which are considered probable of occurring. Based on the Company’s assessment, all of the critical terms of the hedge match the underlying terms of the hedged debt and related forecasted interest payments and as such, these hedges are considered effective. Equal quarterly payments of $3.3 million plus interest will be due on this $50.0 million borrowing through April 2009.

The Company, through its wholly-owned subsidiary, Caggiati S.p.A., has several loans with various Italian banks. Outstanding borrowings on these loans totaled $11.2 million at June 30, 2005. Caggiati S.p.A. also has four lines of credit totaling approximately $13.1 million with the same Italian banks. Outstanding borrowings on these lines were $3.4 million at June 30, 2005. The weighted-average interest rate on outstanding Caggiati S.p.A. related borrowings was 2.89% at June 30, 2005.

In April 2005, the Company, through its wholly-owned subsidiary, Matthews International GmbH, entered into a credit facility with National Westminster Bank Plc for borrowings up to 10.0 million Euros. At June 30, 2005, outstanding borrowings under the credit facility totaled 8.0 million Euros ($9.7 million USD).

The Company has a stock repurchase program, which was initiated in 1996. Under the program, the Company's Board of Directors has authorized the repurchase of a total of 10,000,000 shares (adjusted for stock splits) of Matthews common stock, of which 8,621,396 shares

Liquidity and Capital Resources, continued:

have been repurchased as of June 30, 2005. The buy-back program is designed to increase shareholder value, enlarge the Company's holdings of its common stock, and add to earnings per share. Repurchased shares may be retained in treasury, utilized for acquisitions, or reissued to employees or other purchasers, subject to the restrictions of the Company’s Restated Articles of Incorporation.

Consolidated working capital of the Company was $83.4 million at June 30, 2005, compared to $90.9 million at September 30, 2004. Cash and cash equivalents were $40.3 million at June 30, 2005, compared to $65.8 million at September 30, 2004. The Company's current ratio was 1.8 at June 30, 2005 and September 30, 2004.

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

At June 30, 2005, an accrual of $10.6 million was recorded for environmental remediation (of which $812,000 has been classified in other current liabilities) representing management's best estimate of the probable and reasonably estimable costs of the Company's known remediation obligations. The accrual, which reflects previously established reserves assumed with the acquisition of York Casket and additional reserves recorded as a purchase accounting adjustment, does not consider the effects of inflation and anticipated expenditures are not discounted to their present value. While final resolution of these contingencies could result in costs different than current accruals, management believes the ultimate outcome will not have a significant effect on the Company's consolidated results of operations or financial position.

Acquisitions:

On July 11, 2005, the Company acquired Milso, a leading manufacturer and marketer of caskets in the United States. Milso, headquartered in Brooklyn, New York, has manufacturing operations in Richmond, Indiana and maintains distribution centers throughout the Northeast, Mid-Atlantic, Midwest and Southwest regions of the United States. The transaction was structured as an asset purchase, at an initial purchase price of $95 million. The transaction was also structured to include potential additional asset purchase consideration of $7.5 million contingent on the fiscal 2006 performance of the acquired operations. The acquisition is designed to expand Matthews’ products and services in the United States casket market.

In June 2005, the Company paid additional consideration of $6.0 million to the minority owner of Rudolf Reproflex GmbH (“Rudolf”) under the terms of the original acquisition agreement. The Company had acquired a 75% interest in Rudolf in 2001.

In August 2004, the Company acquired InTouch, a leading provider of reprographic services to the packaging industry in the United Kingdom. InTouch is headquartered in Leeds, England and has operations in London, Portsmouth, Manchester and Boston, Massachusetts. The transaction was structured as a stock purchase, at a cost of approximately $39.0 million. The acquisition was intended to further the Company’s position as a provider of reprographic services to the European packaging industry.

Acquisitions, continued:

In July 2004, the Company acquired Cloverleaf, a provider of merchandising solutions. Cloverleaf was formed by the merger of iDL, Inc., a provider of merchandising systems and displays, headquartered near Pittsburgh, Pennsylvania, and Big Red Rooster, a marketing and design services organization located in Columbus, Ohio. The transaction was structured as an asset purchase, at a cost of approximately $34.0 million. The transaction was also structured to include potential additional consideration during the next six years contingent on the future growth in value of the acquired operations. The acquisition was designed to expand the Company’s products and services into the merchandising solutions market.

In July 2004, the Company acquired Holjeron Corporation, an industrial controls manufacturer located in Wilsonville, Oregon. The acquisition was structured as a stock purchase, at an initial cost of approximately $1.7 million, plus potential additional consideration based upon calendar 2004 financial performance. In February 2005, additional consideration of $3.1 million was paid in accordance with the purchase agreement to complete the transaction. The acquisition is a part of Matthews’ strategy to increase its presence in the marking products industry.

Forward-Looking Information:

The Company’s objective with respect to operating performance is to increase annual earnings per share in the range of 12% to 15% annually. For the past ten fiscal years, the Company has achieved an average annual increase in earnings per share of approximately 16%. Matthews has a three-pronged strategy to attain the annual growth rate objective, which has remained unchanged from the prior year. This strategy consists of the following: internal growth (which includes productivity improvements, new product development and the expansion into new markets with existing products), acquisitions and share repurchases under the Company’s stock repurchase program.

The significant factors impacting the Company’s results for the first nine months of fiscal 2005 were the acquisitions of Cloverleaf, InTouch and Holjeron during the fourth quarter of fiscal 2004 and the favorable impact of foreign currency exchange rate changes. The Company remains concerned with the continued high cost of bronze and steel. While fiscal 2004 cost initiatives and productivity improvements have mitigated some of this impact, the significantly higher costs of bronze and steel affected the first nine months of fiscal 2005 and will be a challenge for the remainder of the fiscal year, particularly in the competitive markets served by the Company. Additionally, the Company has initiated a restructuring and facility consolidation program within the Merchandising Solutions segment. Finally, costs associated with the Company’s project to establish a new lower cost casket manufacturing plant in Mexico in fiscal 2005 have negatively affected, and will continue to negatively affect, fiscal 2005 operating results until project completion.

Based on anticipated internal growth, the impact of the Company’s recent acquisitions (including Milso) and the factors discussed above, the Company expects to achieve diluted earnings per share in the range of $1.80 to $1.85 for the fiscal year ending September 30, 2005.

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

Critical Accounting Policies, continued:

Allowance for Doubtful Accounts

The allowance for doubtful accounts is based on an evaluation of specific customer accounts in which available facts and circumstances indicate collectibility may be a problem. In addition, the allowance includes a general reserve for all customers based on historical collection experience.

Long-Lived Assets

Property, plant and equipment, goodwill and other intangible assets are carried at cost. Depreciation on property, plant and equipment is computed primarily on the straight-line method over the estimated useful lives of the assets. Goodwill is no longer amortized, but is subject to periodic review for impairment. In general, when the carrying value of a reporting unit exceeds its implied fair value, an impairment loss must be recognized. For purposes of testing for impairment, the Company uses a combination of valuation techniques, including discounted cash flows. The Company performed its annual impairment review in the second quarter of fiscal 2005 and determined that no adjustments to the carrying values of goodwill were necessary. Intangible assets are amortized over their estimated useful lives, unless such lives are considered to be indefinite. A significant decline in cash flows generated from these assets may result in a write-down of the carrying values of the related assets.

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

At June 30, 2005, the Company held 351,245 memorials and 231,266 vases in its storage facilities under the pre-need sales program.

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

LONG-TERM CONTRACTUAL OBLIGATIONS AND COMMITMENTS:

The following table summarizes the Company’s contractual obligations at June 30, 2005, and the effect such obligations are expected to have on its liquidity and cash flows in future periods.

	Payments due in fiscal year:
		2005			After
	Total	Remainder	2006 to 2007	2008 to 2009	2009
Contractual Cash Obligations:	(Dollar amounts in thousands)
Revolving credit facilities	$49,673	$2,500	$20,000	$27,173	$--
Notes payable to banks	11,229	1,190	2,438	2,438	5,163
Short-term borrowings	3,402	3,402	-	-	-
Capital lease obligations	422	123	299	-	-
Non-cancelable operating leases	21,758	1,399	8,769	5,898	5,692

Total contractual cash obligations	$86,484	$8,614	$31,506	$35,509	$10,855

Benefit payments under the Company’s principal retirement plan are made from plan assets, while benefit payments under the supplemental retirement plan and postretirement benefit plan are made from the Company’s operating funds. Due to the IRS full funding limitations, the Company is not required to make any significant contributions to its principal retirement plan in fiscal 2005. As of June 30, 2005, contributions of $290,000 and $522,000 have been made under the supplemental retirement plan and postretirement plan, respectively. The Company currently anticipates contributing an additional $75,000 and $528,000 under the supplemental retirement plan and postretirement plan, respectively, for the remainder of fiscal 2005.

The Company believes that its current liquidity sources, combined with its operating cash flow and borrowing capacity, will be sufficient to meet its capital needs for the foreseeable future.

Accounting Pronouncements:

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which replaces SFAS No. 123 and supercedes APB Opinion No. 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro-forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. In April 2005, the Securities and Exchange Commission delayed the effective date of SFAS 123R for public companies to annual, rather than interim, periods that begin after June 15, 2005. Accordingly, the Company is not required, and does not expect, to adopt SFAS 123R until October 1, 2005. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition methods include prospective and retroactive adoption alternatives.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies. The Company is evaluating the requirements of SFAS 123R and SAB 107 and has

Accounting Pronouncements, continued:

not yet determined the method of adoption. The Company expects the effect of adopting SFAS 123R and SAB 107 will result in amounts that do not differ materially from the current pro forma disclosures under SFAS 123. In addition, the Company currently discloses the fair value of grants of employee stock options over the normal vesting period for all participants. Beginning in fiscal 2006, expense will be recognized immediately for participants eligible for normal retirement. The financial impact on the expense disclosed for participants eligible for retirement on the date of grant on the periods presented is not expected to be material.

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

Interest Rates - The Company's most significant long-term debt instrument is the Revolving Credit Facility, as amended, which bears interest at variable rates based on LIBOR. In April 2004, the Company entered into an interest rate swap that fixed the interest rate on borrowings of $50.0 million at 3.16% for a five-year period. The interest rate swap was designated as a cash flow hedge of the future variable interest payments under the Revolving Credit Facility. The fair value of the interest rate swap reflected an unrealized gain of $1.0 million ($600,000 after tax) at June 30, 2005 that is included in equity as part of accumulated other comprehensive income. A decrease of 10% in market interest rates (i.e., a decrease from 3.5% to 3.15%) would result in a decrease of approximately $500,000 in the fair value of the interest rate swap.

Commodity Price Risks - In the normal course of business, the Company is exposed to commodity price fluctuations related to the purchases of certain materials and supplies (such as bronze ingot, steel and wood) used in its manufacturing operations. The Company obtains competitive prices for materials and supplies when available.

Foreign Currency Exchange Rates - The Company is subject to changes in various foreign currency exchange rates, including the Euro, the British Pound, Canadian dollar, Australian dollar and Swedish Krona, in the conversion from local currencies to the U.S. dollar of the reported financial position and operating results of its non-U.S. based subsidiaries. An adverse change of 10% in average exchange rates would have resulted in a decrease in sales of $12.3 million and a decrease in operating income of $2.1 million for the nine-month period ended June 30, 2005.

Item 4. Controls and Procedures

Based on their evaluation at the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  There have been no changes in the Company’s internal controls over financial reporting that occurred during the fiscal quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On May 18, 2005, Ralph Lee Fancher (“Fancher”) filed an anti-trust suit against several national owners and operators of funeral homes as well as several manufacturers and marketers of caskets, including Matthews International Corporation’s wholly-owned subsidiary, The York Group, Inc. (“York”). The anti-trust suit was filed in the United States District Court for the Eastern District of Tennessee. Fancher alleges violations of various state anti-trust laws, state consumer protection statutes and state unjust enrichment laws. No violations of federal law are alleged. In general, Fancher alleges a conspiracy to suppress competition for caskets, disparagement against “Independent Casket Discounters” and efforts to restrict casket price competition. Fancher seeks certification of two classes of consumers based on different groups of state laws and seeks unspecified monetary damages, trebling of any such damages that may be awarded, where appropriate, and recovery of attorney’s fees and costs. As of the date of the filing of this Form 10-Q, the suit has been voluntarily withdrawn by the plaintiff. However, it is likely that the suit will be re-filed in another jurisdiction.

It is possible that resolution of this matter could be unfavorable to the Company, however the Company does not presently have sufficient information to estimate the materiality of such impact. The Company believes York’s inclusion in this anti-trust suit is without merit and intends to aggressively defend itself against the allegations.

Item 2. Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Stock Repurchase Plan

The Company has a stock repurchase program, which was initiated in 1996. Under the program, the Company's Board of Directors has authorized the repurchase of a total of 10,000,000 shares (adjusted for stock splits) of Matthews common stock, of which 8,621,396 shares have been repurchased as of June 30, 2005. All purchases of the Company’s common stock during the first nine months of fiscal 2005 were part of this repurchase program.

The following table shows the monthly fiscal 2005 stock repurchase activity:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced plan	Maximum number of shares that may yet be purchased under the plan

October 2004	112,300	$32.61	112,300	2,059,032
November 2004	66,200	35.90	66,200	1,992,832
December 2004	160,519	37.03	160,519	1,832,313
January 2005	133,509	36.02	133,509	1,698,804
February 2005	114,700	35.01	114,700	1,584,104
March 2005	204,500	34.66	204,500	1,379,604
April 2005	-	-	-	1,379,604
May 2005	-	-	-	1,379,604
June 2005	1,000	38.32	1,000	1,378,604

Total	792,728	$35.23	792,728

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit
	No.	Description

	31.1	Certification of Principal Executive Officer for David M. Kelly
	31.2	Certification of Principal Financial Officer for Steven F. Nicola
	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for David M. Kelly.
	32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Steven F. Nicola.

(b)	Reports on Form 8-K

On April 21, 2005, Matthews filed a Current Report on Form 8-K under Item 2.02 in connection with a press release announcing its earnings for the second fiscal quarter of 2005.

On June 1, 2005 Matthews filed a Current Report on Form 8-K under Item 1.01 in connection with the signing of a definitive agreement to purchase substantially all of the assets and assume certain liabilities of Milso Industries.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATTHEWS INTERNATIONAL CORPORATION
(Registrant)

Date 8/9/05	David M. Kelly
David M. Kelly, Chairman of the Board,
President and Chief Executive Officer

Date 8/9/05	Steven F. Nicola
Steven F. Nicola, Chief Financial Officer,
Secretary and Treasurer