Form 10-K
period 2005-09-30
MATTHEWS INTERNATIONAL CORP
filed 2005-12-14
CIK 63296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2005
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405a of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes ☐ No ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

The aggregate market value of the Class A Common Stock outstanding and held by non-affiliates of the registrant, based upon the closing sale price of the Class A Common Stock on the NASDAQ National Market System on March 31, 2005, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1.0 billion.

As of November 30, 2005, shares of common stock outstanding were:
Class A Common Stock 32,041,293 shares

Documents incorporated by reference: Specified portions of the Proxy Statement for the 2006 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

The index to exhibits is on pages 70-72.

PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION:

Any forward-looking statements contained in this Annual Report on Form 10-K (specifically those contained in Item 1, "Business", Item 1A, “Risk Factors” and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations") are included in this report pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks and uncertainties that may cause the Company's actual results in future periods to be materially different from management's expectations. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove correct. Factors that could cause the Company's results to differ materially from the results discussed in such forward-looking statements principally include changes in domestic or international economic conditions, changes in foreign currency exchange rates, changes in the cost of materials used in the manufacture of the Company’s products, changes in death rates, changes in product demand or pricing as a result of consolidation in the industries in which the Company operates, changes in product demand or pricing as a result of domestic or international competitive pressures, unknown risks in connection with the Company's acquisitions, and technological factors beyond the Company's control. In addition, although the Company does not have any customers that would be considered individually significant to consolidated sales, the potential loss of one or more of the Company’s larger customers could be considered a risk factor.

ITEM 1.	BUSINESS.

Matthews International Corporation ("Matthews" or the “Company”), founded in 1850 and incorporated in Pennsylvania in 1902, is a designer, manufacturer and marketer principally of memorialization products and brand solutions. Memorialization products consist primarily of bronze memorials and memorialization products, caskets and cremation equipment for the cemetery and funeral home industries. Brand solutions include graphics imaging products and services, merchandising solutions, and marking products. The Company's products and operations are comprised of six business segments: Bronze, Casket, Cremation, Graphics Imaging, Marking Products and Merchandising Solutions. The Bronze segment is a leading manufacturer of cast bronze memorials and other memorialization products, cast and etched architectural products and is a leading builder of mausoleums in the United States. The Casket segment is a leading casket manufacturer in the United States and produces a wide variety of wood and metal caskets. The Cremation segment is a leading designer and manufacturer of cremation equipment and cremation caskets primarily in North America. The Graphics Imaging segment manufactures and provides printing plates, pre-press services and imaging services for the corrugated and primary packaging industries. The Marking Products segment designs, manufactures and distributes a wide range of marking and coding equipment and consumables, and industrial automation products for identifying, tracking and conveying various consumer and industrial products, components and packaging containers. The Merchandising Solutions segment designs and manufactures merchandising displays and systems and provides creative merchandising and marketing solutions services.

At November 30, 2005, the Company and its majority-owned subsidiaries had approximately 4,000 employees. The Company's principal executive offices are located at Two NorthShore Center, Pittsburgh, Pennsylvania 15212 and its telephone number is (412) 442-8200.

The following table sets forth reported sales and operating profit for the Company's business segments for the past three fiscal years. Detailed financial information relating to business segments and to domestic and international operations is presented in Note 15 (Segment Information) to the Consolidated Financial Statements included in Part II of this Annual Report on Form 10-K.

ITEM 1.	BUSINESS, continued

	Years Ended September 30,
	2005		2004		2003
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Sales to unaffiliated customers:
Memorialization:
Bronze	$205,675	32.1%	$197,377	38.8%	$186,950	40.8%
Casket	135,512	21.2	116,588	22.9	120,398	26.2
Cremation	21,497	3.4	22,476	4.4	20,189	4.4
	362,684	56.7	336,441	66.1	327,537	71.4
Brand Solutions:
Graphics Imaging	143,159	22.4	113,226	22.2	99,065	21.6
Marking Products	45,701	7.1	37,990	7.5	32,263	7.0
Merchandising Solutions	88,278	13.8	21,144	4.2	-	-
	277,138	43.3	172,360	33.9	131,328	28.6
Total	$639,822	100.0%	$508,801	100.0%	$458,865	100.0%

Operating profit:
Memorialization:
Bronze	$60,856	60.1%	$54,337	55.6%	$50,433	63.0%
Casket	13,131	13.0	14,585	14.9	12,740	15.9
Cremation	912.9		1,475	1.5	1,242	1.6
	74,899	74.0	70,397	72.0	64,415	80.5
Brand Solutions:
Graphics Imaging	15,520	15.3	19,287	19.7	11,562	14.4
Marking Products	7,587	7.5	6,539	6.7	4,107	5.1
Merchandising Solutions	3,281	3.2	1,571	1.6	-	-
	26,388	26.0	27,397	28.0	15,669	19.5
Total	$101,287	100.0%	$97,794	100.0%	$80,084	100.0%

In fiscal 2005, approximately 74% of the Company's sales were made from the United States, and 23%, 2% and 1% were made from Europe, Canada and Australia, respectively. Bronze segment products are sold throughout the world with the segment's principal operations located in the United States, Italy, Canada and Australia. Casket segment products are primarily sold in the United States and Canada. Cremation segment products and services are sold primarily in North America, as well as Asia, Australia, and Europe. Products and services of the Graphics Imaging segment are sold primarily in the United States and Europe. The Marking Products segment sells equipment and consumables directly to industrial consumers and distributors in the United States and internationally through the Company's wholly-owned subsidiaries in Canada and Sweden and through other foreign distributors. Matthews owns a minority interest in Marking Products distributors in Asia, Australia, France, Germany, the Netherlands and the United Kingdom. Merchandising Solutions segment products and services are sold principally in the United States.

ITEM 1.	BUSINESS, continued

MEMORIALIZATION PRODUCTS AND MARKETS:

Bronze:

The Bronze segment manufactures and markets products used primarily in the cemetery and funeral home industries. The segment's products, which are sold principally in the United States, Europe, Canada and Australia, include cast bronze memorials and other memorialization products used primarily in cemeteries. The segment also manufactures and markets cast and etched architectural products, that are produced from bronze, aluminum and other metals, which are used to identify or commemorate people, places, events and accomplishments.

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

Competition from other bronze memorialization product manufacturers is on the basis of reputation, product quality, delivery, price and design availability. The Company also competes with upright granite monument and flush granite memorial providers. The Company believes that its superior quality, broad product lines, innovative designs, delivery capability, customer responsiveness, experienced personnel and consumer-oriented merchandising systems are competitive advantages in its markets. Competition in the mausoleum construction industry includes various construction companies throughout North America and is on the basis of design, quality and price. Competitors in the architectural market are numerous and include companies that manufacture cast and painted signs, plastic materials, sand-blasted wood and other fabricated products.

ITEM 1.	BUSINESS, continued

Casket:

The Casket segment is a leading manufacturer of caskets in the United States. The segment produces two types of caskets: metal and wood. Caskets can be customized with many different options such as color, interior design, handles and trim in order to accommodate specific religious, ethnic or other personal preferences.

Metal caskets are made from various gauges of cold rolled steel, stainless steel, copper and bronze. Metal caskets are generally categorized by whether the casket is non-gasketed or gasketed, and by material (i.e., bronze, copper, or steel) and in the case of steel, by the gauge, or thickness, of the metal.

The segment's wood caskets are manufactured from eight different species of wood, as well as from veneer. The species of wood used are poplar, pine, ash, oak, maple, cherry, walnut and mahogany. The Casket segment is a leading manufacturer of all-wood constructed caskets, which are manufactured using pegged and dowelled construction, and include no metal parts. All-wood constructed caskets are preferred by certain religious groups.

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

Additionally, the segment provides assortment planning and merchandising and display products to funeral service businesses. These products assist funeral service professionals in providing value and satisfaction to their client families.

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

Since its acquisition by Matthews in December 2001, the segment has marketed its casket products primarily through independent distributors. With the acquisition of Milso Industries Corporation in July 2005, the segment has expanded its casket distribution capabilities to include over twenty Company-owned distribution facilities.

The casket business is highly competitive. The segment competes with other manufacturers on the basis of product quality, price, service, design availability and breadth of product line. The segment provides a line of casket products that it believes is as comprehensive as any of its major competitors. Although there are a large number of casket industry participants, the Casket segment and its two largest competitors account for a substantial portion of the finished caskets produced in the United States.

Historically, the segment's operations have experienced seasonal variations. Generally, casket sales are highest in the second quarter and lowest in the fourth quarter of each fiscal year. These fluctuations are due in part to the seasonal variance in the death rate, with a greater number of deaths generally occurring in cold weather months.

ITEM 1.	BUSINESS, continued

Cremation:

The objective of the Cremation segment is to focus on the fastest growing segment of the death care industry, which is cremation products and services, and increase the Company's participation in this market. The segment has four major groups of products and services: cremation equipment, cremation caskets, equipment service and repair, and supplies and urns.

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

Cremation casket products consist primarily of three types of caskets: cloth-covered wood, cloth-covered corrugated material and paper veneer-covered particleboard. These products are generally used in cremation and are marketed principally to funeral homes through independent distributors in the United States.

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

Raw materials used by the Cremation segment consist principally of structural steel, sheet metal, electrical components, cloth, wood, particleboard, corrugated materials, paper veneer and masonry materials and are generally available in adequate supply from numerous suppliers.

The Company competes with several manufacturers in the cremation equipment market principally on the basis of product quality and price. The Cremation segment and its three largest competitors account for a substantial portion of the domestic cremation equipment market. The cremation casket business is highly competitive. The segment competes with other cremation casket manufacturers on the basis of product quality, price and design availability. Although there are a large number of casket industry participants, the Cremation segment and its two largest competitors account for a substantial portion of the cremation caskets sold in the United States.

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

ITEM 1.	BUSINESS, continued

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

The Graphics Imaging segment customer base consists primarily of packaging industry converters and "brand owners." Brand owners are generally large, well-known consumer products companies and retailers with a national or global presence. These types of companies tend to purchase their graphics needs directly and supply the printing plates, or the film to make the printing plates, to the packaging printer for their products. The Graphics Imaging segment serves customers primarily in the United States and Europe. In Europe, Matthews has subsidiaries in England, Germany and Austria. Products and services of these operations include pre-press packaging, digital and analog flexographic printing plates, design, artwork, lithography and color separation.

Major raw materials for this segment's products include photopolymers, film and graphic art supplies. All such materials are presently available in adequate supply from various industry sources.

The Graphics Imaging segment is one of several manufacturers of printing plates and providers of pre-press services with an international presence in the United States and Europe. The segment competes in a fragmented industry consisting of a few multi-plant regional printing plate suppliers and a large number of local single-facility companies located across the United States and Europe. The combination of the Company's Graphics Imaging business in the United States and Europe is an important part of Matthews’ strategy to become a worldwide leader in the graphics industry and service multinational customers on a global basis. Competition is on the basis of product quality, timeliness of delivery, price and value-added services. The Company differentiates itself from the competition by consistently meeting customer demands, its ability to service customers nationally and globally, and its ability to provide value-added services.

Marking Products:

The Marking Products segment designs, manufactures and distributes a wide range of marking and coding products and related consumables, as well as industrial automation products. The Company’s products are used by manufacturers and suppliers to identify, track and convey their products and packaging. Marking products can range from a simple hand stamp to microprocessor-based ink-jet printing systems. Coding systems often integrate into the customers manufacturing, inventory tracking and conveyance control systems. The Company manufactures and markets products and systems that employ the following marking methods to meet customer needs: contact printing, indenting, etching and ink-jet printing. Customers will often use a combination of these methods in order to achieve an appropriate mark. These methods apply product information required for identification and traceability as well as to facilitate inventory and quality control, regulatory compliance and brand name communication.

ITEM 1.	BUSINESS, continued

Industrial automation products that the Company manufactures are based upon embedded control architecture to create innovative custom solutions which can be “productized.” Industries that products are created for include oil exploration, material handling and security scanning. The material handling industry customers include the largest automated assembly and mail sorting companies in the United States.

A significant portion of the revenue of the Marking Products segment is attributable to the sale of consumables and replacement parts in connection with the marking, coding and tracking hardware sold by the Company. The Company develops inks, rubber and steel consumables in harmony with the marking equipment in which they are used, which is critical to assure ongoing equipment reliability and mark quality. Many marking equipment customers also use the Company's inks, solvents and cleaners.

The principal customers for the Company's marking products are consumer goods manufacturers, including food and beverage processors, producers of pharmaceuticals, and manufacturers of durable goods and building products. The Company also serves a wide variety of industrial markets, including metal fabricators, manufacturers of woven and non-woven fabrics, plastic, rubber and automotive products.

A large percentage of the segment's sales are outside the United States and are distributed through the Company's subsidiaries in Canada and Sweden in addition to other international distributors. Matthews owns a minority interest in distributors in Asia, Australia, France, Germany, the Netherlands and the United Kingdom.

The marking products industry is diverse, with companies either offering limited product lines for well-defined specialty markets, or similar to the Company, offering a broad product line and competing in various product markets and countries. In the United States, the Company has manufactured and sold marking products and related consumable items since 1850.

Major raw materials for this segment's products include, precision components, electronics, printing components, tool steels, rubber and chemicals, all of which are presently available in adequate supply from various sources.

Competition for marking products is intense and based on product performance, integration into the manufacturing process, service and price. The Company normally competes with specialty companies in specific brand marking solutions and traceability applications. The Company believes that, in general, it offers the broadest line of marking products to address a wide variety of industrial marking applications.

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

ITEM 1.	BUSINESS, continued

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

BACKLOG:

Because the nature of the Company's Bronze, Graphics Imaging and Merchandising Solutions businesses are primarily custom products made to order with short lead times, backlogs are not generally material except for mausoleums. Backlogs vary in a range of approximately one year of sales for mausoleums. The Casket segment and the cremation casket business normally fill sales orders within one month and, therefore, do not have a significant backlog of unfilled orders. Cremation equipment sales backlogs vary in a range of eight to ten months of sales. Backlogs generally vary in a range of up to four weeks of sales in the Marking Products segment.

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

The Company is party to various environmental matters. These include obligations to investigate and mitigate the effects on the environment of the disposal of certain materials at various operating and non-operating sites. The Company is currently performing environmental assessments and remediation at these sites, as appropriate. In addition, prior to its acquisition, The York Group, Inc. was identified, along with others, by the Environmental Protection Agency as a potentially responsible party for remediation of a landfill site in York, Pennsylvania. At this time, the Company has not been joined in any lawsuit or administrative order related to the site or its clean-up.

At September 30, 2005, an accrual of $10.5 million has been recorded for environmental remediation (of which $860,000 has been classified in other current liabilities), representing management's best estimate of the probable and reasonably estimable costs of the Company's known remediation obligations. The accrual does not consider the effects of inflation and anticipated expenditures are not discounted to their present value. While final resolution of these contingencies could result in costs different than current accruals, management believes the ultimate outcome will not have a significant effect on the Company's consolidated results of operations or financial position.

ITEM 1A. RISK FACTORS.

Risk factors specific to the Company relate primarily to the Casket segment and include Civil Investigative Demands from the Attorneys General in Maryland, Florida and Connecticut; an antitrust suit filed in the United States District Court for the Northern District of California; and the potential loss of the segment’s largest independent distributor of caskets. Each of these factors are described more fully in Item 3 “Legal Proceedings” of this Form 10-K.

Other general risk factors that could affect the Company’s future results principally include changes in domestic or international economic conditions, changes in foreign currency exchange rates, changes in commodity pricing which effect the cost of materials used in the manufacture of the Company’s products, changes in death rates, changes in product demand or pricing as a result of consolidation in the industries in which the Company operates, changes in product demand or pricing as a result of domestic or international competitive pressures, unknown risks in connection with the Company's acquisitions, and technological factors beyond the Company's control. Although the Company does not have any customers that would be considered individually significant to consolidated sales, the potential loss of one or more of the Company’s larger customers could be considered a risk factor. These factors are also included in this Form 10-K under the caption “Cautionary Statement Regarding Forward-Looking Information.”

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2.	PROPERTIES.

Principal properties of the Company and its majority-owned subsidiaries as of November 30, 2005 were as follows (properties are owned by the Company except as noted):

Location	Description of Property	Square Feet
Bronze:
Pittsburgh, PA	Manufacturing / Division Offices	97,000
Kingwood, WV	Manufacturing	121,000
Melbourne, Australia	Manufacturing	26,000(1)
Milton, Ontario, Canada	Manufacturing	30,000
Parma, Italy	Manufacturing / Warehouse	231,000(1)
Romoland, CA	Manufacturing	24,000
Searcy, AR	Manufacturing	113,000
Seneca Falls, NY	Manufacturing	21,000

Casket:
Brooklyn, NY	Distribution/Administrative Offices	47,000(1)
Lynn, IN	Manufacturing	76,000
Marshfield, MO	Manufacturing	86,000
Monterrey, Mexico	Manufacturing	178,000(1)
Richmond, IN	Manufacturing	55,000(1)
Richmond, IN	Manufacturing / Metal Stamping	92,000
Richmond, IN	Injection Molding	18,000(1)
York, PA	Manufacturing	307,000

Cremation:
Apopka, FL	Manufacturing/Division Offices	40,000
Richmond, IN	Manufacturing	164,000(1)

Graphics Imaging:
Pittsburgh, PA	Manufacturing / Division Offices	56,000
Julich, Germany	Manufacturing / Division Offices	24,000
Atlanta, GA	Manufacturing	16,000
Dallas, TX	Manufacturing	15,000(1)
Denver, CO	Manufacturing	12,000(1)
Goslar, Germany	Manufacturing	39,000(1)
Kansas City, MO	Manufacturing	42,000(1)
Leeds, England	Manufacturing	64,000(1)
Munich, Germany	Manufacturing	10,000(1)
Nuremberg, Germany	Manufacturing	27,000(1)
Oakland, CA	Manufacturing	40,000(1)
St. Louis, MO	Manufacturing	25,000
Vienna, Austria	Manufacturing	38,000(1)

Marking Products:
Pittsburgh, PA	Manufacturing / Division Offices	85,000
Gothenburg, Sweden	Manufacturing / Distribution	28,000(1)
Tualatin, OR	Manufacturing	15,000(1)

Merchandising Solutions:
East Butler, PA	Manufacturing / Division Offices	630,000(2)
Pittsburgh, PA	Manufacturing	45,000(1)
Pittsburgh, PA	Manufacturing	96,000(1)
Youngwood, PA	Warehouse	145,000(1)

Corporate Office:
Pittsburgh, PA	General Offices	48,000

ITEM 2.	PROPERTIES, continued

In addition, the Casket division leases warehouse facilities totaling approximately 398,000 square feet in 14 states under operating leases.

(1)	These properties are leased by the Company under operating lease arrangements. Rent expense incurred by the Company for all leased facilities was approximately $8,000,000 in fiscal 2005.
(2)	Approximately one-fifth of this building is leased to unrelated parties.

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

In August 2005, The York Group, Inc. (“York”), a wholly-owned subsidiary of the Company, was served with Civil Investigative Demands (“CIDs”) from the Attorneys General in Maryland and Florida. Thereafter, in October 2005, York was also served with a CID from the Attorney General in Connecticut. The pending CIDs are part of a multi-state investigation in which the Attorneys General from Maryland, Florida and Connecticut have requested information from various sources, including several national owners and operators of funeral homes, as well as several manufacturers of caskets, regarding alleged anti-competitive practices in the funeral service industry. As one of many potential sources of information, York has already timely responded to the document production request communicated through the CIDs. Presently, the investigation remains in the preliminary stages and the scope of the investigation remains limited to evaluating the sale of caskets in the funeral service industry.

In September 2005, Ralph Lee Fancher (“Fancher”) re-filed an antitrust suit originally filed in Tennessee against several national owners and operators of funeral homes as well as several manufacturers and marketers of caskets, including York. The antitrust suit was re-filed in the United States District Court for the Northern District of California. Fancher alleges violations of Tennessee antitrust laws, consumer protection laws and unjust enrichment laws. No violations of federal law are alleged. In general, Fancher alleges a conspiracy to suppress competition for caskets, disparagement against “Independent Casket Discounters” and efforts to restrict casket price competition. Fancher seeks certification of two classes of Tennessee consumers and seeks unspecified monetary damages, trebling of any such damages that may be awarded, where appropriate, and recovery of attorney’s fees and costs. The parties have consented to the transfer of the suit to the United States District Court for the Southern District of Texas, but it has not yet been docketed in that Court.

It is possible that resolution of the foregoing matters could be unfavorable to the Company; however, given the preliminary nature of both proceedings, the Company does not presently have sufficient information to estimate the materiality of such impact. The Company also believes that York’s inclusion in the antitrust suit is without merit and intends to vigorously defend itself against the allegations.

In October 2005, York filed a complaint and a motion for special and/or preliminary injunction in the Court of Common Pleas of Allegheny County, Pennsylvania against Yorktowne Caskets, Inc. (“Yorktowne”), the shareholders of Yorktowne, Batesville Casket Company, Inc. and Batesville Services. This action was taken in response to the announcement that Batesville Casket Company, Inc. and/or Batesville Services (collectively “Batesville”) had entered into a definitive agreement to acquire the outstanding stock of Yorktowne, York’s largest independent distributor of wood and metal caskets. The causes of action alleged by York involve the distributor agreement between York and Yorktowne which is in effect through April 14, 2007.

ITEM 3.	LEGAL PROCEEDINGS, continued

The Court issued a Decision and Order on November 9, 2005 concluding that York had demonstrated its entitlement to a preliminary injunction and ordered: (1) Yorktowne, its shareholders and Batesville to refrain from further pursuit or consummation of the proposed sale of Yorktowne to Batesville; (2) Yorktowne and its shareholders to provide York with the right of first refusal as required under the enforceable distributor agreement; (3) Yorktowne and its shareholders to refrain from violating the non-assignment provisions of the distributor agreement; (4) Yorktowne to use its best efforts to promote York products and to refrain from selling, marketing or promoting products in competition with York; and (5) Yorktowne’s shareholders and Batesville from interfering with the distributor agreement between York and Yorktowne.

The lawsuit against Yorktowne, its shareholders and Batesville remains pending and the defendants have filed an appeal of the Court’s injunction ruling to the Superior Court of Pennsylvania.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the Company's security holders during the fourth quarter of fiscal year 2005.

OFFICERS AND EXECUTIVE MANAGEMENT OF THE REGISTRANT

The following information is furnished with respect to officers and executive management as of November 30, 2005:

Name	Age	Positions with Registrant

David M. Kelly	63	Chairman of the Board and
		Chief Executive Officer

Joseph C. Bartolacci	45	President and Chief Operating Officer

David F. Beck	53	Controller

Martin J. Beck	62	President, Brand Solutions

David J. DeCarlo	60	Vice Chairman

Brian J. Dunn	48	President, Marking Products Division

David H. Hewitt	55	President, Bronze Division

Lawrence W. Keeley, Jr.	44	President, Packaging Graphics Division

Ralph W. Murray	72	Chairman of the Board of Advisors, The Cloverleaf Group, Inc.

Steven F. Nicola	45	Chief Financial Officer, Secretary
		and Treasurer

Harry A. Pontone	75	President, Casket Division

Paul F. Rahill	48	President, Cremation Division

Franz J. Schwarz	57	Managing Director, Matthews International GmbH

David M. Kelly has been Chairman of the Board since March 1996. He was appointed President and Chief Executive Officer of the Company in October 1995.

Joseph C. Bartolacci was appointed President and Chief Operating Officer effective September 1, 2005. Mr. Bartolacci was elected to the Board of Directors on November 15, 2005. He had been President, Casket Division since February 2004 and Executive Vice President of Matthews since January 1, 2004. He had been President, Matthews Europe since April 2002, and had also been President, Caggiati, S.p.A. (a wholly-owned subsidiary of Matthews International Corporation) since June 1999. Prior thereto, he was General Counsel of Matthews.

David F. Beck was appointed Controller effective September 15, 2003. He had been Vice President, Finance for the Company’s Casket segment since December 2001. Prior thereto, he held various financial positions as an officer with The York Group, Inc.

OFFICERS AND EXECUTIVE MANAGEMENT OF THE REGISTRANT, continued

Martin J. Beck was appointed President, Brand Solutions effective August 2005. He joined the Company in July 2004 as President and Chief Executive Officer of The Cloverleaf Group, Inc. (a wholly-owned subsidiary of Matthews International Corporation). Mr. Beck served as President and Chief Executive Officer of Big Red Rooster, Inc., a marketing services company, from its founding in September 2002 until its acquisition as part of The Cloverleaf Group, Inc., by Matthews in July 2004. Prior thereto, he served as President and Chief Executive Officer of Ten Worldwide from January 2001 to May 2002, and of Lighthouse Global Network from January 2000 to December 2000, both of which were integrated marketing services companies.

David J. DeCarlo, a Director of the Company since 1987, was appointed Vice Chairman effective September 1, 2005. Mr. DeCarlo had been Group President, Bronze and Casket Divisions since February 2004 and prior thereto had been President, Bronze Division since November 1993.

Brian J. Dunn was appointed President, Marking Products Division in 2002. Prior thereto, he was President, Marking Products, North America since November 2000. He had been National Sales Manager, Marking Products, North America since joining the Company in November 1998.

David H. Hewitt joined the Company in February 2005 as President, Bronze Division. From 2000 to 2005, Mr. Hewitt served in various executive positions with General Binding Corporation, a designer and manufacturer of branded binding, laminating and office equipment.

Lawrence W. Keeley, Jr. has been President, Packaging Graphics Division, since joining the Company in 1999.

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

Harry A. Pontone joined the Company in July 2005 as President, Casket Division upon Matthews’ acquisition of Milso Industries, a casket manufacturer and distributor. Mr. Pontone served as President of Milso Industries for more than five years prior to its acquisition by Matthews.

Paul F. Rahill has been President, Cremation Division since October 2002. He performed independent consulting services from April 2000 until October 2002.

Franz J. Schwarz joined Matthews International GmbH (a wholly-owned subsidiary of Matthews International Corporation) in 2000 as Managing Director and is responsible for certain of the Company’s European Graphics business. Prior to joining the Company, he was the Managing Director and a partial owner of S+T Gesellschaft fur Reprotechnik GmbH (“S+T GmbH”), a provider of printing plates and print services located in Julich, Germany. Matthews International GmbH acquired a 50% ownership interest in S+T GmbH in 1998 and an additional 30% interest as of September 30, 2005.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a) Market Information:

The authorized common stock of the Company consists of 70,000,000 shares of Class A Common Stock, $1 par value. The Company's Class A Common Stock is traded on the NASDAQ National Market System under the symbol “MATW”. The following table sets forth the high, low and closing prices as reported by NASDAQ for the periods indicated:

	High	Low	Close
Fiscal 2005:
Quarter ended: September 30, 2005	$41.86	$36.13	$37.80
June 30, 2005	39.50	31.54	38.96
March 31, 2005	38.48	31.78	32.76
December 31, 2004	38.38	31.36	36.80

Fiscal 2004:
Quarter ended: September 30, 2004	$36.81	$30.31	$33.88
June 30, 2004	33.09	28.10	32.94
March 31, 2004	33.39	28.98	33.20
December 31, 2003	30.37	26.00	29.59

The Company has a stock repurchase program, which was initiated in 1996. Under the program, the Company's Board of Directors has authorized the repurchase of a total of 10,000,000 shares of Matthews’ common stock, of which 8,621,396 shares have been repurchased as of September 30, 2005. The buy-back program is designed to increase shareholder value, enlarge the Company's holdings of its common stock, and add to earnings per share. Repurchased shares may be retained in treasury, utilized for acquisitions, or reissued to employees or other purchasers, subject to the restrictions of the Company’s Restated Articles of Incorporation.

All purchases of the Company’s common stock during fiscal 2005 were part of this repurchase program.

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS, continued

The following table shows the monthly fiscal 2005 stock repurchase activity:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced plan	Maximum number of shares that may yet be purchased under the plan

October 2004	112,300	$32.61	112,300	2,059,032
November 2004	66,200	35.90	66,200	1,992,832
December 2004	160,519	37.03	160,519	1,832,313
January 2005	133,509	36.02	133,509	1,698,804
February 2005	114,700	35.01	114,700	1,584,104
March 2005	204,500	34.66	204,500	1,379,604
April 2005	-	-	-	1,379,604
May 2005	-	-	-	1,379,604
June 2005	1,000	38.32	1,000	1,378,604
July 2005	-	-	-	1,378,604
August 2005	-	-	-	1,378,604
September 2005	-	-	-	1,378,604
Total	792,728	$35.23	792,728

(b) Holders:

Based on records available to the Company, the number of registered holders of the Company's common stock was 518 at November 30, 2005.

(c) Dividends:

A quarterly dividend of $.05 per share was paid for the fourth quarter of fiscal 2005 to shareholders of record on October 31, 2005. The Company paid quarterly dividends of $.045 per share for the first three quarters of fiscal 2005 and the fourth quarter of fiscal 2004. The Company paid quarterly dividends of $.04 per share for the first three quarters of fiscal 2004.

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

ITEM 6.	SELECTED FINANCIAL DATA.

	Years Ended September 30,
	2005	2004	2003 (1)	2002(2)	2001(3)
	(Amounts in thousands, except per share data)
	(Not Covered by Report of Independent Registered Public Accounting Firm)
Net sales	$639,822	$508,801	$458,865	$428,086	$283,282

Gross profit	223,075	193,754	170,302	160,364	119,436

Operating profit	101,287	97,794	80,084	68,187	53,357

Interest expense	2,966	1,998	2,852	4,171	1,647

Income before income taxes
and change in accounting	95,930	91,833	73,354	62,457	51,458

Income taxes	36,106	35,638	28,461	24,225	19,859

Income before change in accounting	59,824	56,195	44,893	38,232	31,599

Cumulative effect of change in
accounting, net of tax	-	-	-	(3,226)	-
Net income	$59,824	$56,195	$44,893	$35,006	$31,599

Earnings per common share:
Diluted, before change
in accounting	$1.84	$1.72	$1.39	$1.20	$1.01
Diluted	1.84	1.72	1.39	1.10	1.01
Basic	1.86	1.74	1.42	1.14	1.03

Weighted-average common
shares outstanding:
Basic	32,116	32,217	31,686	30,765	30,560
Diluted	32,525	32,689	32,315	31,796	31,320

Cash dividends per share	$.185	$.165	$.123	$.106	$.101

Total assets	$662,067	$530,542	$440,182	$422,601	$288,952
Long-term debt, non-current	118,952	54,389	57,023	96,487	40,726

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

	Years Ended
	September 30,			Percentage Change
				2005-	2004-
	2005	2004	2003(1)	2004	2003
Sales	100.0%	100.0%	100.0%	25.8%	10.9%
Gross profit	34.9	38.1	37.1	15.1	13.8
Operating profit	15.8	19.2	17.5	3.6	22.1
Income before taxes	15.0	18.0	16.0	4.5	25.2
Net income	9.4	11.0	9.8	6.5	25.2

(1) Fiscal 2003 included a net pre-tax charge of approximately $1.0 million from special items (see "Special Items").

Comparison of Fiscal 2005 and Fiscal 2004:

Sales for the year ended September 30, 2005 were $639.8 million and were $131.0 million, or 25.8%, higher than sales of $508.8 million for the year ended September 30, 2004. The increase resulted principally from acquisitions, which included Milso Industries Corporation (“Milso”) during the fourth quarter of fiscal 2005 and a full twelve months of activity for The Cloverleaf Group, Inc. (“Cloverleaf”), The InTouch Group, Limited (“InTouch”) and Holjeron Corporation (“Holjeron”), which were acquired during the fourth quarter of fiscal 2004. In addition, higher foreign currency values against the U.S. dollar had a favorable impact of approximately $5.9 million on the Company’s consolidated sales compared to the prior year. Bronze segment sales for fiscal 2005 were $205.7 million, compared to $197.4 million for fiscal 2004. The higher level of Bronze segment sales principally reflected higher memorial sales (which included price surcharges related to increases in the cost of bronze ingot) and the favorable impact of increases in the values of foreign currencies against the U.S. dollar. These increases were offset partially by a decline in mausoleum sales. Sales for the Casket segment were $135.5 million for fiscal 2005, compared to $116.6 million for fiscal 2004. The increase primarily reflected the acquisition of Milso in July 2005. Sales for the Cremation segment were $21.5 million for the year ended September 30, 2005, compared to $22.5 million for fiscal 2004. The decrease primarily reflected a decline in volume of cremation caskets. Sales for the Graphics Imaging segment in fiscal 2005 were $143.2 million, compared to $113.2 million in fiscal 2004. The increase primarily reflected the acquisition of InTouch and an increase in the value of the Euro against the U.S. dollar. Marking Products segment sales for the year ended September 30, 2005 were $45.7 million, compared to $38.0 million for the year ended September 30, 2004. The increase of $7.7 million was principally due to the acquisition of Holjeron, higher sales volume, and the increase in value of the Swedish Krona against the U.S. dollar. Sales for Cloverleaf, which is reported as the Company’s Merchandising Solutions segment, were $88.3 million for fiscal 2005, compared to $21.1 million for fiscal 2004 (acquired in July 2004).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS, continued

Gross profit for the year ended September 30, 2005 was $223.1 million, compared to $193.8 million for the year ended September 30, 2004. Consolidated gross profit as a percent of sales decreased from 38.1% for fiscal 2004 to 34.9% for fiscal 2005. The increase in consolidated gross profit primarily reflected the Milso acquisition completed in the fourth quarter of fiscal 2005, the full year impact of the acquisions of Cloverleaf, InTouch and Holjeron during the fourth quarter of fiscal 2004, the effects of manufacturing improvements and cost reduction initiatives in several of the Company’s segments, and higher foreign exchange values against the U.S. dollar. These gains were partially offset by lower sales in the Cremation segment, higher costs for bronze ingot and steel, and costs incurred in connection with the establishment of a casket manufacturing facility in Mexico. The gross margin percentage decline principally related to the factors discussed above, as well as the inclusion of a full year of results for Cloverleaf, which generally has lower gross margins than other Matthews’ businesses.

Selling and administrative expenses for the year ended September 30, 2005 were $121.8 million, compared to $96.0 million for fiscal 2004. The increase resulted primarily from the aforementioned acquisitions. Consolidated selling and administrative expenses as a percent of sales were 19.0% for the year ended September 30, 2005, compared to 18.9% for fiscal 2004. The increase reflected the July 2005 acquisition of Milso. As a distributor of caskets, Milso has higher selling and administrative expenses as a percentage of sales than other Matthews’ businesses. This increase was partially offset by cost controls in the Bronze segment and the July 2004 acquisition of Cloverleaf, which generally has lower selling and administrative expenses as a percentage of sales than most of Matthews’ other businesses.

Operating profit for fiscal 2005 was $101.3 million, representing an increase of $3.5 million over operating profit of $97.8 million for the year ended September 30, 2004. Higher foreign currency values against the U. S. dollar had a favorable impact of approximately $1.5 million on the Company’s consolidated operating profit for the year ended September 30, 2005 compared to fiscal 2004. Bronze segment operating profit for fiscal 2005 was $60.9 million, compared to $54.3 million for the year ended September 30, 2004. The increase reflected higher sales, the continuing effects of prior year cost reduction initiatives and the favorable impact of the increase in the value of foreign currencies against the U.S. dollar. In addition, the segment’s operating profit during the prior year included one-time severance costs related to personnel reductions. Operating profit for the Casket segment for the year ended September 30, 2005 was $13.1 million, compared to $14.6 million for fiscal 2004. The decrease primarily reflected the higher cost of steel and costs incurred in connection with the establishment of a casket manufacturing facility in Mexico. Fiscal 2005 expenses related to the Mexico project approximated $3.7 million. These factors were partially offset by higher sales and operating efficiencies realized in connection with productivity initiatives. Cremation segment operating profit was $912,000 for fiscal 2005, compared to $1.5 million for fiscal 2004. The decrease primarily reflected lower sales volume and higher raw material costs. The Company estimates that for 2005, the aggregate negative impact on consolidated operating profit of increases in the cost of steel and bronze, net of the bronze price surcharges, approximated $2.9 million compared to fiscal 2004. Graphics Imaging operating profit for the year ended September 30, 2005 was $15.5 million, compared to $19.3 million for the year ended September 30, 2004. The segment's decrease in operating profit reflected lower margins in North America and several European graphics businesses and investments during fiscal 2005 in developing new domestic accounts. Operating profit for the Marking Products segment for fiscal 2005 was $7.6 million, compared to $6.5 million for fiscal 2004. The increase resulted from the acquisition of Holjeron, the benefit of higher sales, and the increase in value of the Swedish Krona against the U.S. dollar. These gains were partially offset by an increase in new product development costs. The Cloverleaf acquisition, reported as the Merchandising Solutions segment, contributed $3.3 million of operating profit during fiscal 2005, compared to $1.6 million for fiscal 2004 (acquired in July 2004).

Investment income for the year ended September 30, 2005 was $1.7 million, compared to $1.6 million for fiscal 2004. The increase from the prior year primarily reflected higher rates of return on invested cash.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS, continued

Interest expense for the year ended September 30, 2005 was $3.0 million, compared to $2.0 million for the prior year. The increase in interest expense primarily reflected new borrowings under the Company’s domestic Revolving Credit Facility (see “Liquidity and Capital Resources”). Other income (deductions), net, for the year ended September 30, 2005 represented an increase in pre-tax income of $1.7 million, compared to a reduction in pre-tax income of $57,000 for fiscal 2004. Other income in fiscal 2005 primarily reflected foreign currency exchange gains on intercompany advances to foreign affiliates. Minority interest deduction for fiscal 2005 was $5.8 million, compared to $5.5 million for fiscal 2004. The higher minority interest deduction for fiscal 2005 resulted principally from an increase in operating income in several of the Company's less than wholly-owned European Graphics Imaging businesses.

The Company's effective tax rate for the year ended September 30, 2005 was 37.6% compared to 38.8% for fiscal 2004. The decrease in the effective tax rate resulted primarily from lower state and foreign taxes. The difference between the Company's effective tax rate and the Federal statutory rate of 35% primarily reflected the impact of state and foreign income taxes.

Comparison of Fiscal 2004 and Fiscal 2003:

Sales for the year ended September 30, 2004 were $508.8 million and were $49.9 million, or 10.9%, higher than sales of $458.9 million in fiscal 2003. The increase resulted principally from the acquisitions of Cloverleaf, InTouch and Holjeron during the fourth quarter of fiscal 2004, higher foreign currency exchange rates and a full twelve months of activity for Reproservice Eurodigital GmbH Munchen (“Reproservice Munich”), which was acquired in August 2003. Sales for the Merchandising Solutions segment totaled $21.1 million from the acquisition date through September 30, 2004. The higher foreign currency values against the U.S. dollar had a favorable impact on sales of approximately $12.5 million in fiscal 2004 compared to fiscal 2003. Bronze segment sales for fiscal 2004 were $197.4 million, compared to $187.0 million for the year ended September 30, 2003. The $10.4 million increase reflected the favorable impact of increases in the value of foreign currencies against the U.S. dollar, the effect of the temporary price surcharge instituted in April 2004, and higher sales of architectural products. These increases were partially offset by a decline in mausoleum sales. Sales for the Casket segment were $116.6 million for fiscal 2004, compared to $120.4 million for the year ended September 30, 2003. The decline reflected the sale of a small manufacturing facility and several distribution operations in fiscal 2003 and lower volume in the fiscal 2004 fourth quarter. Fiscal 2004 sales for the Cremation segment were $22.5 million, compared to $20.2 million for the year ended September 30, 2003. The $2.3 million increase reflected higher sales of cremation equipment and cremation caskets. Graphics Imaging segment sales were $113.2 million for the year ended September 30, 2004, compared to $99.1 million for fiscal 2003. The increase of $14.1 million, or 14.3%, primarily reflected the acquisitions of Reproservice Munich and InTouch, the increase in the value of the Euro against the U.S. dollar and increased sales by the segment’s European operations. Marking Products segment sales were $38.0 million for fiscal 2004, compared to $32.3 million for the year ended September 30, 2003. The increase of $5.7 million, or 17.8%, reflected the acquisition of Holjeron, an increase in the value of the Swedish Krona against the U.S. dollar and higher demand resulting from an improvement in the U.S. economy.

Gross profit for the year ended September 30, 2004 was $193.8 million, compared to $170.3 for the year ended September 30, 2003. The increase primarily reflected the acquisition of Reproservice Munich in August 2003 and the acquisitions of Holjeron, Cloverleaf and InTouch during the fourth quarter of fiscal 2004, higher sales, operational improvements in several of the Company’s businesses and the impact of higher foreign currency values against the U.S. dollar. Bronze segment gross profit for fiscal 2003 was positively impacted by a reduction in the segment’s finishing cost liability as a result of manufacturing efficiency improvements. Bronze segment gross profit for fiscal 2004 was impacted by a charge for the cost of early retirement and other severance costs as well as increases in the cost of bronze ingot. Casket segment gross profit for fiscal 2004 was impacted by the rising cost of cold rolled steel, stainless steel, copper and bronze, and an impairment charge on various assets. Graphics Imaging fiscal 2004 gross profit improved principally as a result of higher European sales and the closure of unprofitable operations in Southern California and North Carolina during fiscal 2003. Consolidated gross profit as a percentage of sales increased to 38.1% for fiscal 2004 from 37.1% for fiscal 2003. The Company’s improvement in consolidated gross profit as a percent of sales reflected higher sales, cost reduction initiatives and improvements in manufacturing efficiency, which were partially offset by higher raw material costs, an asset impairment charge and the addition of the Merchandising Solutions segment revenues that have a lower gross margin than the Company’s other segments.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS, continued

Selling and administrative expenses for the year ended September 30, 2004 were $96.0 million, compared to $89.2 million for the year ended September 30, 2003. The increase of $6.8 million primarily reflected the acquisitions of Reproservice Munich in August 2003 and Holjeron, Cloverleaf and InTouch in the fourth quarter of fiscal 2004 and the impact of higher foreign currency values against the U.S. dollar. Consolidated selling and administrative expenses as a percentage of sales were 18.9% for the year ended September 30, 2004, compared to 19.4% for the year ended September 30, 2003. The reduction principally reflected the Company’s fiscal 2004 acquisition of Cloverleaf, which has lower selling and administrative costs as a percentage of sales than most of the Company’s other businesses.

Operating profit for the year ended September 30, 2004 was $97.8 million, compared to $80.1 million for fiscal 2003, an increase of $17.7 million, or 22.1%. The Cloverleaf acquisition contributed $1.6 million of operating profit from the date of acquisition to September 30, 2004. Bronze segment operating profit for fiscal 2004 was $54.3 million, compared to $50.4 million for the year ended September 30, 2003. The $3.9 million increase reflected higher sales, the increase in values of foreign currencies against the U.S. dollar, manufacturing improvements and other cost reduction initiatives. These improvements were partially offset by increases in the cost of bronze ingot as well as a charge for the cost of early retirement and other severance costs. Bronze segment operating profit for fiscal 2003 was positively impacted by a reduction in the segment’s finishing cost liability as a result of manufacturing efficiency improvements. Casket segment operating profit for fiscal 2004 was $14.6 million, compared to $12.7 million for the year ended September 30, 2003. The increase of $1.9 million reflected the divestiture of unprofitable distribution and manufacturing operations in fiscal 2003, improvements in manufacturing efficiency and continued reductions in administrative costs, partially offset by the increase in the cost of steel and other metal raw materials and an asset impairment charge. Fiscal 2004 operating profit for the Cremation segment increased to $1.5 million from $1.2 million in fiscal 2003. The increase primarily reflected higher sales. Graphics Imaging segment operating profit for the year ended September 30, 2004 was $19.3 million, compared to $11.6 million for the prior year, an increase of $7.7 million, or 66.8%. The increase reflected the acquisition of Reproservice Munich in August 2003 and InTouch in August 2004, the impact of the higher value of the Euro against the U.S. dollar, higher sales by the segment’s other European operations and the closure of unprofitable operations in Southern California and North Carolina in fiscal 2003. Marking Products segment operating profit for the year ended September 30, 2004 was $6.5 million, compared to $4.1 million for the year ended September 30, 2003. The increase of $2.4 million, or 59.2%, reflected the acquisition of Holjeron in July 2004, the higher value of the Swedish Krona against the U.S. dollar and higher domestic demand. Higher foreign currency values against the U.S. dollar had a favorable impact of approximately $3.2 million on the Company’s consolidated operating profit for the year ended September 30, 2004 compared to fiscal 2003.

Investment income for the year ended September 30, 2004 was $1.6 million, compared to $1.3 million for fiscal 2003. The increase from the prior year primarily reflected higher levels of invested cash.

Interest expense for the year ended September 30, 2004 was $2.0 million, compared to $2.9 million in fiscal 2003. The decline in interest expense reflected a lower level of debt during fiscal 2004 combined with a reduction in the average borrowing rate. Other income (deductions), net, for the year ended September 30, 2004 represented a reduction in pre-tax income of $57,000, compared to $381,000 for fiscal 2003. Minority interest deduction for fiscal 2004 was $5.5 million, compared to $4.8 million for fiscal 2003. The higher minority interest deduction for fiscal 2004 resulted from an increase in operating income in the Company's less than wholly-owned European Graphics Imaging businesses combined with higher foreign currency exchange rates against the U.S. dollar.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS, continued

The Company's effective tax rate for the year ended September 30, 2004 was 38.8%, which remained unchanged from fiscal 2003. The difference between the Company's effective tax rate and the Federal statutory rate of 35% primarily reflected the impact of state and foreign income taxes.

Special Items:

In July 2003, the Company sold its Graphics Imaging segment facility (which was closed in October 2002) in Southern California for $3.2 million. The transaction resulted in a pre-tax gain of $2.6 million, which was recorded in Special Items on the Consolidated Statement of Income. In addition, Special Items for fiscal 2003 also included a pre-tax charge of $3.6 million for goodwill impairment. The impairment, which was recorded in the fiscal 2003 fourth quarter, related to O.N.E. Color Communications, L.L.C. ("O.N.E."), a domestic Graphics Imaging business.

In fiscal 2003, the Company performed its annual impairment review in the second quarter and determined that no additional adjustments to the carrying values of goodwill were necessary at that time. However, due to the Company’s purchase of the remaining 50% interest in O.N.E. and its declining operating results during the second half of fiscal 2003, the Company determined that an impairment review of O.N.E. was necessary as of September 30, 2003. Based on this assessment, the Company recorded a pre-tax charge of $3.6 million in the fourth quarter of fiscal 2003 for goodwill impairment. In fiscal 2004, the Company reorganized the operations of O.N.E. and integrated it with the larger Graphics Imaging reporting unit for purposes of the annual impairment assessment.

LIQUIDITY AND CAPITAL RESOURCES:

Net cash provided by operating activities was $73.4 million for the year ended September 30, 2005, compared to $86.8 million and $61.9 million for fiscal 2004 and 2003, respectively. Operating cash flow for fiscal 2005 primarily reflected net income adjusted for depreciation and amortization, an increase in minority interest and a tax benefit of $3.1 million from exercised stock options, partially offset by an increase in working capital items, primarily accounts receivable and inventory. Operating cash flow for fiscal 2004 primarily reflected net income adjusted for depreciation and amortization, an increase in minority interest, a $1.5 million cash contribution to the Company's principal pension plan, and a tax benefit of $4.5 million from exercised stock options. Operating cash flow for fiscal 2003 primarily reflected net income adjusted for depreciation, amortization and a goodwill impairment charge, an increase in minority interest, a $7.5 million cash contribution to the Company’s principal pension plan, and a tax benefit of $5.8 million from exercised stock options. In addition, fiscal 2003 operating cash flow included final payouts to customers under various rebate programs of the Casket segment. Most of these programs were replaced in calendar 2003 with a discount program.

Cash used in investing activities was $139.0 million for the year ended September 30, 2005, compared to $82.8 million and $13.3 million for fiscal years 2004 and 2003, respectively. Investing activities for fiscal 2005 primarily reflected payments (net of cash acquired) of $109.4 million for acquisitions, capital expenditures of $28.1 million, net purchases of investments of $2.6 million and proceeds of $1.1 million from the sale of assets. Fiscal 2005 acquisitions principally included Milso. Acquisitions also reflected additional consideration to the minority owners of certain European graphics businesses in accordance with acquisition terms (see “Acquisitions”). Investing activities for fiscal 2004 primarily included payments (net of cash acquired) of $74.5 million in connection with the acquisitions of InTouch, Cloverleaf and Holjeron and capital expenditures of $10.4 million. Investing activities for fiscal 2003 primarily included capital expenditures of $9.3 million, which was partially offset by proceeds of $5.6 million from sales of assets. Fiscal 2003 investing activities also included the acquisitions of Reproservice Munich in August 2003 and the remaining fifty percent interest in O.N.E. on July 31, 2003.

Capital expenditures were $28.1 million for the year ended September 30, 2005, compared to $10.4 million and $9.3 million for fiscal 2004 and 2003, respectively. The increase in capital spending in fiscal 2005 reflected the capital expenditures made in connection with establishment of the casket manufacturing facility in Mexico and the acquisition of production facilities for the Merchandising Solutions segment and a European graphics business. Capital expenditures in each of the last three fiscal years reflected reinvestment in the Company's business segments and were made primarily for the purchase of new manufacturing machinery, equipment and facilities designed to improve product quality, increase manufacturing efficiency, lower production costs and meet regulatory requirements. Capital expenditures for the last three fiscal years were primarily financed through operating cash. Capital spending for property, plant and equipment has averaged $15.9 million for the last three fiscal years. The capital budget for fiscal 2006 is $27.7 million. The Company expects to generate sufficient cash from operations to fund all anticipated capital spending projects.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS, continued

Cash provided by financing activities for the year ended September 30, 2005 was $42.3 million, reflecting proceeds, net of repayments, from long-term debt of $75.7 million, treasury stock purchases of $27.9 million, proceeds of $5.9 million from the sale of treasury stock (stock option exercises), dividends of $5.9 million ($0.185 per share) to the Company’s shareholders and dividends of $5.5 million to minority interests. Cash used in financing activities for the year ended September 30, 2004 was $6.7 million, reflecting proceeds, net of repayments, from long-term debt of $6.4 million, treasury stock purchases of $14.9 million, proceeds of $10.6 million from the sale of treasury stock (stock option exercises), dividends of $5.3 million ($0.165 per share) to the Company’s shareholders and dividends of $3.5 million to minority interests. Cash used in financing activities for the year ended September 30, 2003 was $45.2 million, reflecting payments on long-term debt of $44.0 million, treasury stock purchases of $6.6 million, dividends of $3.9 million ($0.123 per share) to the Company's shareholders and dividends of $3.5 million to minority interests. These payments were partially offset by proceeds of $12.8 million from the sale of treasury stock (stock option exercises).

The Company has a domestic Revolving Credit Facility with a syndicate of financial institutions. In February 2005, the facility, which was originally in the amount of $125.0 million, was amended to increase the borrowing capacity to $150.0 million. Borrowings under the amended facility, which is scheduled to mature on April 30, 2009, bear interest at LIBOR plus a factor ranging from .50% to 1.00% based on the Company’s leverage ratio. The leverage ratio is defined as net indebtedness divided by EBITDA (earnings before interest, taxes, depreciation and amortization). The Company is required to pay an annual commitment fee ranging from .20% to .30% (based on the Company’s leverage ratio) of the unused portion of the facility. The Revolving Credit Facility, as amended, requires the Company to maintain certain leverage and interest coverage ratios. A portion of the facility (not to exceed $10.0 million) is available for the issuance of trade and standby letters of credit. Outstanding borrowings on the Revolving Credit Facility at September 30, 2005 were $122.5 million. The weighted-average interest rate on outstanding borrowings at September 30, 2005 and 2004 was 3.80% and 3.08%, respectively.

In April 2004, the Company entered into an interest rate swap that fixed, for a five year period, the interest rate on borrowings in an initial amount of $50.0 million. The interest rate was fixed at 2.66% plus a factor based on the Company’s leverage ratio (the factor was .50% at September 30, 2005). The interest rate swap was designated as a cash flow hedge of the future variable interest payments under the Revolving Credit Facility which are considered probable of occurring. Based on the Company’s assessment, all of the critical terms of the hedge matched the underlying terms of the hedged debt and related forecasted interest payments and as such, these hedges were considered highly effective. Equal quarterly payments of $2.5 million plus interest are due on this $50.0 million borrowing until its maturity in April 2009.

On July 11, 2005, the Company increased its outstanding borrowings under the facility to $130.0 million. The additional borrowings were used to complete the acquisition of Milso. Effective September 30, 2005, the Company entered into an additional interest rate swap that fixed, for the period through the maturity of the Revolving Credit Facility, the interest rate on additional borrowings in an initial amount of $50.0 million. The interest rate was fixed at 4.14% plus a factor based on the Company’s leverage ratio (the factor was .50% at September 30, 2005). The interest rate swap was designated as a cash flow hedge of the future variable interest payments under the Revolving Credit Facility which are considered probable of occurring. Based on the Company’s assessment, all of the critical terms of the hedge match the underlying terms of the hedged debt and related forecasted interest payments and as such, these hedges were considered highly effective. Equal quarterly payments of $3.3 million plus interest are due on this $50.0 million borrowing until its maturity in April 2009.

The fair value of the interest rate swaps reflected an unrealized gain of $1.6 million ($949,000 after tax) at September 30, 2005 that is included in equity as part of accumulated other comprehensive income. Assuming market rates remain constant with the rates at September 30, 2005, approximately $265,000 of the $949,000 gain included in accumulated other comprehensive income is expected to be recognized in earnings as an adjustment to interest expense over the next twelve months.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS, continued

In April 2005, the Company, through its wholly-owned subsidiary, Matthews International GmbH (“MIGmbH”), entered into a credit facility with National Westminster Bank Plc for borrowings up to 10.0 million Euros. At September 30, 2005, outstanding borrowings under the credit facility totaled 8.0 million Euros ($9.6 million). The weighted-average interest rate on outstanding MIGmbH related borrowings was 2.66% at September 30, 2005.

The Company, through its wholly-owned subsidiary, Caggiati S.p.A., has several loans with various Italian banks. Outstanding borrowings on these loans totaled 9.0 million Euros ($10.9 million) at September 30, 2005. Caggiati S.p.A. also has four lines of credit totaling approximately 11.3 million Euros ($13.5 million) with the same Italian banks. Outstanding borrowings on these lines were 2.8 million Euros ($3.4 million) at September 30, 2005. The weighted-average interest rate on outstanding Caggiati S.p.A. related borrowings was 2.81% at September 30, 2005.

The Company has a stock repurchase program, which was initiated in 1996. As of September 30, 2005, the Company's Board of Directors had authorized the repurchase of a total of 10,000,000 shares of Matthews’ common stock under the program, of which 8,621,396 shares had been repurchased as of September 30, 2005. The buy-back program is designed to increase shareholder value, enlarge the Company's holdings of its common stock, and add to earnings per share. Repurchased shares may be retained in treasury, utilized for acquisitions, or reissued to employees or other purchasers, subject to the restrictions of the Company’s Restated Articles of Incorporation.

Consolidated working capital of the Company was $86.6 million at September 30, 2005, compared to $90.9 million and $89.7 million at September 30, 2004 and 2003, respectively. Working capital at September 30, 2005 reflected higher levels of accounts receivable and inventories, primarily due to the Milso acquisition, an increase in current maturities of debt, and higher levels of current liabilities, also primarily the result of the Milso acquisition. Working capital at September 30, 2004 reflected higher levels of accounts receivable and inventories, primarily due to acquisitions, an increase in current maturities of debt, and higher levels of current liabilities, also primarily the result of acquisitions. Cash and cash equivalents were $39.6 million at September 30, 2005, compared to $65.8 million and $67.0 million at September 30, 2004 and 2003, respectively. The Company's current ratio at September 30, 2005 was 1.6, compared to 1.8 and 2.2 at September 30, 2004 and 2003, respectively.

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

The Company is party to various environmental matters. These include obligations to investigate and mitigate the effects on the environment of the disposal of certain materials at various operating and non-operating sites. The Company is currently performing environmental assessments and remediation at these sites, as appropriate. In addition, prior to its acquisition, The York Group, Inc. (“York”) was identified, along with others, by the Environmental Protection Agency as a potentially responsible party for remediation of a landfill site in York, Pennsylvania. At this time, the Company has not been joined in any lawsuit or administrative order related to the site or its clean-up.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS, continued

At September 30, 2005, an accrual of $10.5 million has been recorded for environmental remediation (of which $860,000 has been classified in other current liabilities), representing management's best estimate of the probable and reasonably estimable costs of the Company's known remediation obligations. The accrual, which reflects previously established reserves assumed with the acquisition of York and additional reserves recorded as a purchase accounting adjustment, does not consider the effects of inflation and anticipated expenditures are not discounted to their present value. Changes in the accrued environmental remediation obligation from the prior fiscal year reflects payments charged against the accrual. While final resolution of these contingencies could result in costs different than current accruals, management believes the ultimate outcome will not have a significant effect on the Company's consolidated results of operations or financial position.

ACQUISITIONS:

On September 30, 2005, the Company acquired an additional 30% interest in S+T Gesellschaft fur Reprotechnik GmbH (“S+T”) for a price of $8.3 million, which was paid in October 2005. The Company had acquired a 50% interest in S+T in 1998.

In July 2005, the Company acquired Milso, a leading manufacturer and marketer of caskets in the United States. Milso, headquartered in Brooklyn, New York, has manufacturing operations in Richmond, Indiana and maintains distribution centers throughout the Northeast, Mid-Atlantic, Midwest and Southwest regions of the United States. The transaction was structured as an asset purchase, at an initial purchase price of approximately $95.0 million. The transaction was also structured to include potential additional asset purchase consideration of $7.5 million contingent on the fiscal 2006 performance of the acquired operations. The Company expects to account for this additional consideration as additional purchase price. The acquisition was intended to expand Matthews’ products and services in the United States casket market.

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

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS, continued

In July 2004, the Company acquired Holjeron, an industrial controls manufacturer located near Portland, Oregon. The acquisition was structured as a stock purchase, at an initial cost of $1.7 million. In February 2005, additional consideration of $3.1 million was paid in accordance with the purchase agreement. The acquisition was a part of Matthews’ strategy to increase its presence in the marking products industry.

In August 2003, Matthews acquired Reproservice Munich, a German graphics and flexographic printing plate manufacturer located in Munich, Germany.  The transaction was structured as a stock purchase, at an acquisition price of $4.8 million. The combination of Matthews and Reproservice Munich was an important part of the Matthews strategy to increase its European presence in the graphics industry.

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

FORWARD-LOOKING INFORMATION:

The Company’s objective with respect to operating performance is to increase annual earnings per share in the range of 12% to 15% over the long term. For the past ten fiscal years, the Company has achieved an average annual increase in earnings per share of 15.7%.

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

The significant factors impacting the Company’s fiscal 2005 results were the fiscal 2004 acquisitions of Cloverleaf, InTouch and Holjeron, the recent acquisition of Milso, the favorable impact of foreign currency exchange rate changes, the continued high cost of bronze and steel, and the costs associated with establishing casket manufacturing operations in Mexico.  The Company remains concerned with the continued high cost of bronze and steel, and expects that costs of operating the new Mexico facility will continue to exceed revenues from that facility at least through the first quarter of fiscal 2006. In addition, the values of foreign currencies may decline compared to the U.S. dollar in fiscal 2006.

Based on anticipated internal growth, the impact of the Company’s recent acquisitions, recent productivity initiatives and the factors discussed above, the Company currently expects to achieve diluted earnings per share in the range of $2.10 to $2.15 for the fiscal year ending September 30, 2006.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS, continued

The Company's significant accounting policies are included in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K. Management believes that the application of these policies on a consistent basis enables the Company to provide useful and reliable financial information about the Company's operating results and financial condition. The following accounting policies involve significant estimates, which were considered critical to the preparation of the Company's consolidated financial statements for the year ended September 30, 2005.

Allowance for Doubtful Accounts:

The allowance for doubtful accounts is based on an evaluation of specific customer accounts in which available facts and circumstances indicate collectibility may be a problem. In addition, the allowance includes a general reserve for all customers based on historical collection experience.

Long-Lived Assets:

Property, plant and equipment, goodwill and other intangible assets are carried at cost. Depreciation on property, plant and equipment is computed primarily on the straight-line method over the estimated useful lives of the assets. Goodwill is not amortized, but is subject to periodic review for impairment. In general, when the carrying value of a reporting unit exceeds its implied fair value, an impairment loss must be recognized. For purposes of testing for impairment, the Company uses a combination of valuation techniques, including discounted cash flows. Intangible assets are amortized over their estimated useful lives, unless such lives are considered to be indefinite. A significant decline in cash flows generated from these assets may result in a write-down of the carrying values of the related assets.

The Company performed its annual impairment reviews in the second quarters of fiscal 2005 and fiscal 2004 and determined that no adjustments to the carrying values of goodwill or other intangibles were necessary at those times. Fiscal 2003 included a pre-tax charge of $3.6 million for goodwill impairment (see “Special Items”).

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

The Company's principal pension plan maintains a substantial portion of its assets in equity securities in accordance with the investment policy established by the Company’s pension board. Based on an analysis of the historical performance of the plan's assets and consultation with its independent investment advisor, the Company has maintained the long-term rate of return assumption for these assets at 9.0% for purposes of determining pension cost and funded status under SFAS No. 87, "Employers' Accounting for Pensions." The Company’s discount rate assumption used in determining the present value of the projected benefit obligation is based upon published long-term bond indices. The discount rate was reduced from 6.5% in fiscal 2004 and fiscal 2003 to 5.75% in fiscal 2005, reflecting a decline in long-term bond rates.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS, continued

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

At September 30, 2005, the Company held 352,363 memorials and 247,736 vases in its storage facilities under the pre-need sales program.

Construction revenues are recognized under the percentage-of-completion method of accounting using the cost-to-cost method. The Company offers rebates to certain customers participating in volume purchase programs. Rebates are estimated and recorded as a reduction in sales at the time the Company’s products are sold.

LONG-TERM CONTRACTUAL OBLIGATIONS AND COMMITMENTS:

The following table summarizes the Company’s contractual obligations at September 30, 2005, and the effect such obligations are expected to have on its liquidity and cash flows in future periods.

	Payments due in fiscal year:
					After
	Total	2006	2007 to 2008	2009 to 2010	2010
Contractual Cash Obligations:	(Dollar amounts in thousands)
Revolving credit facilities	$132,117	$23,332	$46,664	$62,121	$-
Notes payable to banks	10,956	1,257	2,446	2,422	4,831
Short-term borrowings	3,363	3,363	-	-	-
Capital lease obligations	1,237	769	434	34	-
Non-cancelable operating leases	35,474	7,830	12,122	7,285	8,237
Total contractual cash obligations	$183,147	$36,551	$61,666	$71,862	$13,068

Benefit payments under the Company’s principal retirement plan are made from plan assets, while benefit payments under the supplemental retirement plan and postretirement benefit plan are funded from the Company’s operating cash. The Company does not expect to make any significant contributions to its principal retirement plan in fiscal 2006. The Company estimates that benefit payments to participants under its retirement plans (including its supplemental retirement plan) and postretirement benefit payments will be $4.4 million and $1.0 million, respectively, in fiscal 2006. The amounts are not expected to change materially thereafter. The Company believes that its current liquidity sources, combined with its operating cash flow and borrowing capacity, will be sufficient to meet its capital needs for the foreseeable future.

INFLATION:

Except for the significant increases in the cost of bronze ingot and steel during fiscal 2005 and 2004, inflation has not had a material impact on the Company over the past three years nor is it anticipated to have a material impact for the foreseeable future.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS, continued

ACCOUNTING PRONOUNCEMENTS:

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which replaces SFAS No. 123 and supercedes APB Opinion No. 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. In April 2005, the Securities and Exchange Commission (“SEC”) postponed the effective date of SFAS 123R for public companies to the issuer’s first fiscal year beginning after June 15, 2005. Accordingly, the Company will adopt SFAS 123R in the first quarter of fiscal 2006.

Under SFAS 123R, the pro-forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. The Company expects to apply a binomial based valuation model in determining the fair value of share-based payments to employees, which will then be amortized on a straight-line basis over the awards’ requisite service period. The Company expects to apply the modified retrospective method, which requires the restatement of prior financial statements so that they include the compensation expense previously reported as pro-forma disclosures.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies. The Company does not expect the impact of the adoption of SFAS 123R to differ materially from the current pro forma disclosures of net income and earnings per share under SFAS 123. In addition, the Company currently discloses the fair value of grants of employee stock options over the normal vesting period for all participants. Beginning in fiscal 2006, expense will be recognized immediately for participants eligible for normal retirement, where appropriate under the vesting provisions of the grants to such participants. The financial impact on the expense disclosed for participants eligible for retirement on the date of grant on the periods presented is not expected to be material.

In December 2004, the FASB issued FASB Staff Position No. 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004" ("FSP 109-2"). FSP 109-2 provides guidance under SFAS No. 109, "Accounting for Income Taxes," for recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the "Jobs Act"), on a company's income tax expense and deferred tax liabilities. FSP 109-2 states that a company is allowed time beyond the financial reporting period of enactment, which was October 22, 2004, to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying FASB Statement No. 109. During fiscal 2005, the Company’s Chief Executive Officer and Board of Directors approved a domestic reinvestment program as required by the Jobs Act. The Company repatriated $13.7 million of dividends in fiscal 2005, on which taxes were provided.

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

Interest Rates - The Company’s most significant long-term debt instrument is the domestic Revolving Credit Facility, as amended, which bears interest at variable rates based on LIBOR. In April 2004, the Company entered into an interest rate swap that fixed, for a five-year period, the interest rate on borrowings in an initial amount of $50.0 million ($37.5 million outstanding at September 30, 2005). The interest rate was fixed at 2.66% plus a factor based on the Company’s leverage ratio (the factor was .50% at September 30, 2005). The interest rate swap was designated as a cash flow hedge of the future variable interest payments under the Revolving Credit Facility which are considered probable of occurring. On July 11, 2005 the Company increased its outstanding borrowings under the facility to $130.0 million, and, effective September 30, 2005, the Company entered into an additional interest rate swap that fixed, for the period through the maturity of the Revolving Credit Facility, the interest rate on the additional borrowings in an initial amount of $50.0 million. The interest rate was fixed at 4.14% plus a factor based on the Company’s leverage ratio (the factor was .50% at September 30, 2005). The interest rate swap was designated as a cash flow hedge of the future variable interest payments under the Revolving Credit Facility which are considered probable of occurring. The fair value of the interest rate swaps reflected an unrealized gain of $1.6 million ($949,000 after tax) at September 30, 2005 that is included in equity as part of accumulated other comprehensive income. A decrease of 10% in market interest rates (i.e. a decrease from 3.5% to 3.15%) would result in a decrease of approximately $520,000 in the fair value of the interest rate swaps.

Commodity Price Risks - In the normal course of business, the Company is exposed to commodity price fluctuations related to the purchases of certain materials and supplies (such as bronze ingot, steel and wood) used in its manufacturing operations. The Company obtains competitive prices for materials and supplies when available.

Foreign Currency Exchange Rates - The Company is subject to changes in various foreign currency exchange rates, including the Euro, the British Pound, Canadian dollar, Australian dollar and Swedish Krona, in the conversion from local currencies to the U.S. dollar of the reported financial position and operating results of its non-U.S. based subsidiaries. An adverse change of 10% in exchange rates would have resulted in a decrease in sales of $16.5 million and a decrease in operating income of $2.8 million for the year ended September 30, 2005.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Description	Pages

Management’s Report to Shareholders	33

Report of Independent Registered Public Accounting Firm	34-35

Consolidated Balance Sheets	36-37

Consolidated Statements of Income	38

Consolidated Statements of Shareholders' Equity	39

Consolidated Statements of Cash Flows	40

Notes to Consolidated Financial Statements	41-61

Supplementary Financial Information	62

Report of Independent Registered Public Accounting Firm
on Financial Statement Schedule	63

Financial Statement Schedule	64

MANAGEMENT’S REPORT TO SHAREHOLDERS

To the Shareholders and Board of Directors of
Matthews International Corporation:

Management’s Report on Financial Statements

The accompanying consolidated financial statements of Matthews International Corporation and its subsidiaries (the “Company”) were prepared by management, which is responsible for their integrity and objectivity. The statements were prepared in accordance with generally accepted accounting principles and include amounts that are based on management’s best judgments and estimates. The other financial information included in this Annual Report on Form 10-K is consistent with that in the financial statements.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. In order to evaluate the effectiveness of internal control over financial reporting management has conducted an assessment using the criteria in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s internal controls over financial reporting are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Milso Industries Corporation (“Milso”) has been excluded from management’s assessment of internal control over financial reporting as of September 30, 2005, because it was acquired by the Company in a purchase business combination in July 2005. Milso is a wholly-owned subsidiary whose total assets and total sales represent approximately 17% and 3%, respectively, of the related consolidated financial statement amounts of the Company as of and for the year ended September 30, 2005.

Based on its assessment, management has concluded that the Company maintained effective internal control over financial reporting as of September 30, 2005, based on criteria in Internal Control - Integrated Framework issued by the COSO. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2005, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Management’s Certifications

The certifications of the Company’s Chief Executive Officer and Chief Financial Officer required by the Sarbanes-Oxley Act have been included as Exhibits 31 and 32 in the Company’s Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of
Matthews International Corporation:

We have completed an integrated audit of Matthews International Corporation’s 2005 consolidated financial statements and of its internal control over financial reporting as of September 30, 2005 and audits of its 2004 and 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Matthews International Corporation and its subsidiaries at September 30, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that the Company maintained effective internal control over financial reporting as of September 30, 2005 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded Milso Industries Corporation (“Milso”) from its assessment of internal control over financial reporting as of September 30, 2005 because it was acquired by the Company in a purchase business combination during 2005. We have also excluded Milso from our audit of internal control over financial reporting. Milso is a wholly-owned subsidiary whose total assets and total sales represent 17% and 3%, respectively, of the related consolidated financial statement amounts as of and for the year ended September 30, 2005.

PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania
December 2, 2005

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
September 30, 2005 and 2004
(Dollar amounts in thousands, except per share data)
__________

ASSETS	2005	2004
Current assets:
Cash and cash equivalents	$39,555	$65,830
Short-term investments	67	858
Accounts receivable, net of allowance for doubtful accounts of $10,547 and $7,717, respectively	115,362	87,490
Inventories	71,333	42,536
Deferred income taxes	1,506	1,462
Other current assets	4,310	4,302
Total current assets	232,133	202,478

Investments	11,072	7,694

Property, plant and equipment, net	88,867	72,714

Deferred income taxes	17,027	9,615

Other assets	5,899	16,745

Goodwill	260,672	189,016

Other intangible assets, net of accumulated amortization of $2,918 and $1,135, respectively	46,397	32,280

Total assets	$662,067	$530,542

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS, continued
September 30, 2005 and 2004
(Dollar amounts in thousands, except per share data)
__________

LIABILITIES AND SHAREHOLDERS' EQUITY	2005	2004
Current liabilities:
Long-term debt, current maturities	$28,721	$17,003
Trade accounts payable	43,524	26,130
Accrued compensation	32,858	31,274
Accrued income taxes	11,640	13,018
Other current liabilities	28,834	24,147
Total current liabilities	145,577	111,572

Long-term debt	118,952	54,389

Estimated finishing costs	4,733	4,730

Postretirement benefits other than pensions	17,435	17,407

Deferred income taxes	7,589	4,225

Environmental reserve	9,607	10,604

Other liabilities and deferred revenue	23,813	15,365

Commitments and contingent liabilities

Shareholders' equity:
Class A common stock, $1.00 par value; authorized 70,000,000 shares; 36,333,992 shares issued	36,334	36,334
Preferred stock, $100 par value, authorized 10,000 shares, none issued	-	-
Additional paid-in capital	14,113	11,699
Retained earnings	362,334	308,435
Accumulated other comprehensive income	(1,359)	11,538
Treasury stock, 4,307,300 and 3,923,418 shares, respectively, at cost	(77,061)	(55,756)
Total shareholders' equity	334,361	312,250

Total liabilities and shareholders' equity	$662,067	$530,542

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
for the years ended September 30, 2005, 2004 and 2003
(Dollar amounts in thousands, except per share data)
__________

	2005	2004	2003
Sales	$639,822	$508,801	$458,865
Cost of sales	(416,747)	(315,047)	(288,563)
Gross profit	223,075	193,754	170,302

Selling expense	(59,484)	(46,999)	(43,334)
Administrative expense	(62,304)	(48,961)	(45,840)
Special items	-	-	(1,044)
Operating profit	101,287	97,794	80,084

Investment income	1,726	1,612	1,283
Interest expense	(2,966)	(1,998)	(2,852)
Other income (deductions), net	1,658	(57)	(381)
Minority interest	(5,775)	(5,518)	(4,780)

Income before income taxes	95,930	91,833	73,354

Income taxes	(36,106)	(35,638)	(28,461)

Net income	$59,824	$56,195	$44,893

Earnings per share:
Basic	$1.86	$1.74	$1.42
Diluted	$1.84	$1.72	$1.39

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
for the years ended September 30, 2005, 2004 and 2003
(Dollar amounts in thousands, except per share data)
__________

				Accumulated
				Other
		Additional		Comprehensive
	Common	Paid-in	Retained	Income (Loss)	Treasury
	Stock	Capital	Earnings	(net of tax)	Stock	Total

Balance, September 30, 2002	$36,334	$2,119	$216,569	$(15,216)	$(58,431)	$181,375
Net income	-	-	44,893	-	-	44,893
Unrealized gains (losses)	-	-	-	(17)	-	(17)
Minimum pension liability	-	-	-	10,011	-	10,011
Translation adjustment	-	-	-	11,865	-	11,865
Total comprehensive income						66,752
Treasury stock transactions:
Purchase of 256,468 shares	-	-	-	-	(6,623)	(6,623)
Issuance of 1,251,111 shares under stock plans	-	4,357	-	-	14,270	18,627
Dividends, $.123 per share	-	-	(3,903)	-	-	(3,903)
Balance, September 30, 2003	36,334	6,476	257,559	6,643	(50,784)	256,228
Net income	-	-	56,195	-	-	56,195
Unrealized gains (losses)	-	-	-	(37)	-	(37)
Minimum pension liability	-	-	-	(737)	-	(737)
Translation adjustment	-	-	-	5,360	-	5,360
Fair value of derivative	-	-	-	309	-	309
Total comprehensive income						61,090
Treasury stock transactions:
Purchase of 497,736 shares	-	-	-	-	(14,894)	(14,894)
Issuance of 746,261 shares under stock plans	-	5,223	-	-	9,922	15,145
Dividends, $.165 per share	-	-	(5,319)	-	-	(5,319)
Balance, September 30, 2004	36,334	11,699	308,435	11,538	(55,756)	312,250
Net income	-	-	59,824	-	-	59,824
Unrealized gains (losses)	-	-	-	(28)	-	(28)
Minimum pension liability	-	-	-	(9,833)	-	(9,833)
Translation adjustment	-	-	-	(3,676)	-	(3,676)
Fair value of derivatives	-	-	-	640	-	640
Total comprehensive income						46,927
Treasury stock transactions:
Purchase of 792,728 shares	-	-	-	-	(27,933)	(27,933)
Issuance of 408,846 shares under stock plans	-	2,414	-	-	6,628	9,042
Dividends, $.185 per share	-	-	(5,925)	-	-	(5,925)
Balance, September 30, 2005	$36,334	$14,113	$362,334	$(1,359)	$(77,061)	$334,361

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended September 30, 2005, 2004 and 2003
(Dollar amounts in thousands, except per share data)
__________

	2005	2004	2003
Cash flows from operating activities:
Net income	$59,824	$56,195	$44,893

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,893	15,628	14,872
Minority interest	5,775	5,518	4,780
Change in deferred taxes	1,802	1,015	5,128
Impairment charges	-	1,028	3,840
Net (gain) loss on dispositions of assets	(200)	35	(2,504)
Net loss on investments	-	-	55
Changes in working capital items	(19,673)	1,936	(12,460)
(Increase) decrease in other assets	(3,644)	3,724	5,594
Increase (decrease) in estimated finishing costs	3	(133)	(1,948)
Increase (decrease) in other liabilities	6,422	(2,464)	(5,877)
Increase (decrease) in postretirement benefits	76	(203)	(263)
Tax benefit on exercised stock options	3,148	4,517	5,832
Net cash provided by operating activities	73,426	86,796	61,942
Cash flows from investing activities:
Capital expenditures	(28,066)	(10,403)	(9,280)
Proceeds from dispositions of assets	1,099	1,484	5,572
Acquisitions, net of cash acquired	(109,352)	(74,487)	(9,455)
Purchases of investment securities	(11,758)	(15,260)	(185)
Proceeds from dispositions of investments	9,119	15,829	21
Net cash used in investing activities	(138,958)	(82,837)	(13,327)
Cash flows from financing activities:
Proceeds from long-term debt	103,587	55,478	-
Payments on long-term debt	(27,851)	(49,050)	(43,993)
Proceeds from the sale of treasury stock	5,894	10,629	12,795
Purchases of treasury stock	(27,933)	(14,894)	(6,623)
Dividends	(5,925)	(5,319)	(3,903)
Dividends to minority interests	(5,507)	(3,524)	(3,456)
Net cash provided by (used in) financing activities	42,265	(6,680)	(45,180)
Effect of exchange rate changes on cash	(3,008)	1,597	6,418
Net change in cash and cash equivalents	(26,275)	(1,124)	9,853
Cash and cash equivalents at beginning of year	65,830	66,954	57,101
Cash and cash equivalents at end of year	$39,555	$65,830	$66,954
Cash paid during the year for:
Interest	$2,692	$1,823	$3,007
Income taxes	32,125	11,200	20,902

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
__________

1.	NATURE OF OPERATIONS:

Matthews International Corporation ("Matthews"), founded in 1850 and incorporated in Pennsylvania in 1902, is a designer, manufacturer and marketer principally of memorialization products and brand solutions. Memorialization products consist primarily of bronze memorials and memorialization products, caskets and cremation equipment for the cemetery and funeral home industries. Brand solutions include graphics imaging products and services, merchandising solutions, and marking products. The Company's products and operations are comprised of six business segments: Bronze, Casket, Cremation, Graphics Imaging, Marking Products and, as of July 19, 2004, Merchandising Solutions. The Bronze segment is a leading manufacturer of cast bronze memorials and other memorialization products, cast and etched architectural products and is a leading builder of mausoleums in the United States. The Casket segment is a leading casket manufacturer in the United States and produces a wide variety of wood and metal caskets. The Cremation segment is a leading designer and manufacturer of cremation equipment and cremation caskets primarily in North America. The Graphics Imaging segment manufactures and provides printing plates, pre-press services and imaging services for the corrugated and primary packaging industries. The Marking Products segment designs, manufactures and distributes a wide range of marking and coding equipment and consumables, and industrial automation products for identifying, tracking and conveying various consumer and industrial products, components and packaging containers. The Merchandising Solutions segment designs and manufactures merchandising displays and systems and provides creative merchandising and marketing solutions services.

The Company has manufacturing and marketing facilities in the United States, Canada, Mexico, Australia, and Europe.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation:

The consolidated financial statements include all domestic and foreign subsidiaries in which the Company maintains an ownership interest and has operating control. All intercompany accounts and transactions have been eliminated.

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

Goodwill and Other Intangible Assets:

Goodwill is not amortized but is subject to annual review for impairment. Intangible assets are amortized over their estimated useful lives, ranging from 2 to 20 years, unless such lives are considered to be indefinite. A significant decline in cash flows generated from these assets may result in a write-down of the carrying values of the related assets.

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

At September 30, 2005, the Company held 352,363 memorials and 247,736 vases in its storage facilities under the pre-need sales program.

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

Research and Development Expenses:

Research and development costs are expensed as incurred and approximated $3,300, $3,000 and $4,200 for the years ended September 30, 2005, 2004 and 2003, respectively.

Earnings Per Share:

Basic earnings per share is computed by dividing net income by the average number of common shares outstanding. Diluted earnings per share is computed using the treasury stock method, which assumes the issuance of common stock for all dilutive securities.

Reclassifications:

Certain reclassifications have been made in the Consolidated Statements of Cash Flows for prior years to conform to the current period presentation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Dollar amounts in thousands, except per share data)
__________

Stock Plan:

The Company has accounted for its stock-based compensation plans in accordance with the intrinsic value provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” (“APB Opinion No. 25”). Accordingly, the Company did not record any compensation expense in the consolidated financial statements for its stock-based compensation plans. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”, the following table illustrates the effect on net income and diluted earnings per share had compensation expense been recognized consistent with the fair value provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”).

	2005	2004	2003
Net income, as reported	$59,824	$56,195	$44,893
Net income, pro forma	58,071	54,533	43,504
Earnings per share, as reported	$1.84	$1.72	$1.39
Earnings per share, pro forma	1.79	1.68	1.35

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which replaces SFAS No. 123 and supercedes APB Opinion No. 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. In April 2005, the Securities and Exchange Commission (“SEC”) postponed the effective date of SFAS 123R for public companies to the issuer’s first fiscal year beginning after June 15, 2005. Accordingly, the Company will adopt SFAS 123R in the first quarter of fiscal 2006.

Under SFAS 123R, the pro-forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. The Company expects to apply a binomial based valuation model in determining the fair value of share-based payments to employees, which will then be amortized on a straight-line basis over the awards’ requisite service period. The Company expects to apply the modified retrospective method, which requires the restatement of prior financial statements so that they include the compensation expense previously reported as pro-forma disclosures.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies. The Company does not expect the impact of the adoption of SFAS 123R to differ materially from the current pro forma disclosures of net income and earnings per share under SFAS 123. In addition, the Company currently discloses the fair value of grants of employee stock options over the normal vesting period for all participants. Beginning in fiscal 2006, expense will be recognized immediately for participants eligible for normal retirement, where appropriate under the vesting provisions of the grants to such participants. The financial impact on the expense disclosed for participants eligible for retirement on the date of grant on the periods presented is not expected to be material.

The weighted-average fair value of options granted was $11.61 per share in 2005, $9.33 per share in 2004 and $7.19 per share in 2003.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Dollar amounts in thousands, except per share data)
__________

The fair value of each option grant is estimated on the date of grant using a Black-Scholes based pricing model with the following assumptions:

	2005	2004	2003
Expected volatility	23.2%	24.2%	24.4%
Dividend yield	1.0%	1.0%	1.0%
Average risk-free interest rate	4.3%	3.9%	3.8%
Average expected term (years)	7.9	7.9	8.0

3.	INVENTORIES:

Inventories at September 30 consisted of the following:

	2005	2004

Materials and finished goods	$64,711	$38,395
Labor and overhead in process	6,622	4,141
	$71,333	$42,536

4.	INVESTMENTS:

Investment securities are recorded at estimated market value at the consolidated balance sheet date and, except for investments held in a non-revocable trust established to fund benefit payments under the Company’s supplemental retirement plan, are classified as available-for-sale. Short-term investments consisted principally of corporate obligations with purchased maturities of over three months but less than one year. The cost of short-term investments approximated market value at September 30, 2005 and 2004. Investments classified as non-current and available for sale consisted of securities of the U.S. government and its agencies and corporate obligations with purchased maturities in the range of one to five years. Accrued interest on these non-current investment securities was classified with short-term investments.

At September 30, 2005 and 2004, non-current investments classified as available for sale were as follows:

	Book Value	Gross	Gross
	(Amortized	Unrealized	Unrealized	Market
	Cost)	Gains	Losses	Value
September 30, 2005:

U.S. government and its agencies	$549	$-	$(1)	$548
Corporate obligations	4,247	-	-	4,247
Other	40	-	-	40
Total	$4,836	$-	$(1)	$4,835

September 30, 2004:

U.S. government and its agencies	$586	$-	$(16)	$570
Corporate obligations	5,552	29	-	5,581
Other	47	-	-	47
Total	$6,185	$29	$(16)	$6,198

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Dollar amounts in thousands, except per share data)
__________

Unrealized gains and losses on investment securities, including related deferred taxes, are reflected in accumulated other comprehensive income. Realized gains and losses are based on the specific identification method and are recorded in investment income. Realized gains (losses) for fiscal 2005, 2004 and 2003 were not material. Bond premiums and discounts are amortized on the straight-line method, which does not significantly differ from the interest method.

In addition, investments included the Company's 49% ownership interest in Applied Technology Developments, Ltd. ("ATD"), which was $647 at September 30, 2005 and 2004. The investment in ATD is recorded under the equity method of accounting. Income under the equity method of accounting is recorded in investment income. Investments also included ownership interests in various entities of less than 20%, which totaled $1,193 and $849 at September 30, 2005 and 2004, respectively. Investments of less than 20% ownership interest are recorded under the cost method of accounting.

The investments balance at September 30, 2005 also included various mutual funds valued at $4,397 held in a non-revocable trust established to fund benefit payments under the Company’s supplemental retirement plan.

5.	PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment and the related accumulated depreciation at September 30, 2005 and 2004 were as follows:

	2005	2004
Buildings	$44,745	$35,810
Machinery and equipment	128,362	116,598
	173,107	152,408
Less accumulated depreciation	(97,365)	(85,222)
	75,742	67,186
Land	4,679	4,802
Construction in progress	8,446	726
	$88,867	$72,714

6.	LONG-TERM DEBT:

Long-term debt at September 30, 2005 and 2004 consisted of the following:

	2005	2004
Revolving credit facilities	$132,117	$52,500
Notes payable to banks	10,956	14,275
Short-term borrowings	3,363	3,437
Capital lease obligations	1,237	1,180
	147,673	71,392
Less current maturities	(28,721)	(17,003)
	$118,952	$54,389

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Dollar amounts in thousands, except per share data)
__________

The Company has a domestic Revolving Credit Facility with a syndicate of financial institutions. In February 2005, the facility, which was originally in the amount of $125,000, was amended to increase the borrowing capacity to $150,000. Borrowings under the amended facility, which is scheduled to mature on April 30, 2009, bear interest at LIBOR plus a factor ranging from .50% to 1.00% based on the Company’s leverage ratio. The leverage ratio is defined as net indebtedness divided by EBITDA (earnings before interest, taxes, depreciation and amortization). The Company is required to pay an annual commitment fee ranging from .20% to .30% (based on the Company’s leverage ratio) of the unused portion of the facility. The Revolving Credit Facility, as amended, requires the Company to maintain certain leverage and interest coverage ratios. A portion of the facility (not to exceed $10,000) is available for the issuance of trade and standby letters of credit. Outstanding borrowings on the Revolving Credit Facility at September 30, 2005 and 2004 were $122,500 and $52,500 respectively. The weighted-average interest rate on outstanding borrowings at September 30, 2005 and 2004 was 3.80% and 3.08%, respectively.

In April 2004, the Company entered into an interest rate swap that fixed, for a five year period, the interest rate on borrowings in an initial amount of $50,000. The interest rate was fixed at 2.66% plus a factor based on the Company’s leverage ratio (the factor was .50% at September 30, 2005). The interest rate swap was designated as a cash flow hedge of the future variable interest payments under the Revolving Credit Facility which are considered probable of occurring. Based on the Company’s assessment, all of the critical terms of the hedge matched the underlying terms of the hedged debt and related forecasted interest payments and as such, these hedges were considered effective. Equal quarterly principal payments of $2,500 plus interest are due on this borrowing until its maturity in April 2009.

In July 2005, the Company increased its outstanding borrowings under the Revolving Credit Facility to $130,000. The additional borrowings were used to complete the acquisition of Milso Industries (“Milso”). Effective September 30, 2005, the Company entered into an interest rate swap that fixed, for the period through the maturity of the Revolving Credit Facility, the interest rate on the additional borrowings in an initial amount of $50,000. The interest rate was fixed at 4.14% plus a factor based on the Company’s leverage ratio (the factor was .50% at September 30, 2005). The interest rate swap was designated as a cash flow hedge of the future variable interest payments under the Revolving Credit Facility, which are considered probable of occurring. Based on the Company’s assessment, all of the critical terms of the hedge match the underlying terms of the hedged debt and related forecasted interest payments and as such, these hedges are considered effective. Equal quarterly principal payments of $3,333 plus interest are due on this $50,000 portion of the borrowing until its maturity in April 2009.

The fair value of the interest rate swaps reflected an unrealized gain of $1,557 ($949 after tax) at September 30, 2005 that is included in shareholders’ equity as part of accumulated other comprehensive income. Assuming market rates remain constant with the rates at September 30, 2005, approximately $265 of the $949 gain included in accumulated other comprehensive income is expected to be recognized in earnings as an adjustment to interest expense over the next twelve months.

In April 2005, the Company, through its wholly-owned subsidiary, Matthews International GmbH (“MIGmbH”), entered into a credit facility with National Westminster Bank Plc for borrowings up to 10.0 million Euros. At September 30, 2005, outstanding borrowings under the credit facility totaled 8.0 million Euros ($9,617). The weighted-average interest rate on outstanding borrowings of MIGmbH was 2.66% at September 30, 2005.

The Company, through its wholly-owned subsidiary, Caggiati S.p.A., has several loans with various Italian banks. Outstanding borrowings on these loans totaled 9.0 million Euros ($10,900) and 11.5 million Euros ($14,300) at September 30, 2005 and 2004, respectively. Caggiati S.p.A. also has four lines of credit totaling 11.3 million Euros ($13,500) with the same Italian banks. Outstanding borrowings on these lines were 2.8 million Euros ($3,400) and 2.8 million Euros ($3,400) at September 30, 2005 and 2004, respectively. The weighted-average interest rate on outstanding borrowings of Caggiati S.p.A. at September 30, 2005 and 2004 was 2.81% and 3.6%, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Dollar amounts in thousands, except per share data)
__________

Aggregate maturities of long-term debt, including short-term borrowings and capital leases, follows:

2006	$28,721
2007	24,933
2008	24,611
2009	63,361
2010	1,216
Thereafter	4,831
$147,673

The carrying amounts of the Company's borrowings under its financing arrangements approximated their fair value.

7.	SHAREHOLDERS' EQUITY:

The authorized common stock of the Company consists of 70,000,000 shares of Class A Common Stock, $1 par value.

The Company has a stock repurchase program, which was initiated in 1996. Under the program, the Company's Board of Directors has authorized the repurchase of a total of 10,000,000 shares of Matthews’ common stock, of which 8,621,396 shares have been repurchased as of September 30, 2005. The buy-back program is designed to increase shareholder value, enlarge the Company's holdings of its common stock, and add to earnings per share. Repurchased shares may be retained in treasury, utilized for acquisitions, or reissued to employees or other purchasers, subject to the restrictions of the Company’s Restated Articles of Incorporation.

Comprehensive income consists of net income adjusted for changes, net of any related income tax effect, in cumulative foreign currency translation, the fair value of derivatives, unrealized investment gains and losses and minimum pension liability.

Accumulated other comprehensive income at September 30, 2005 and 2004 consisted of the following:

	2005	2004
Cumulative foreign currency translation	$8,293	$11,969
Fair value of derivatives, net of tax	949	309
Unrealized investment gains (losses), net of tax	-	28
Minimum pension liability, net of tax	(10,601)	(768)
	$(1,359)	$11,538

8.	STOCK PLANS:

The Company has a stock incentive plan that provides for grants of incentive stock options, non-statutory stock options and restricted share awards in an aggregate number not to exceed 15% of the outstanding shares of the Company’s common stock. The plan is administered by the Compensation Committee of the Board of Directors. The option price for each stock option that may be granted under the plan may not be less than the fair market value of the Company's common stock on the date of grant. The aggregate number of shares of the Company's common stock that may be issued upon exercise of stock options was 4,804,004 shares at September 30, 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Dollar amounts in thousands, except per share data)
__________

Outstanding stock options are exercisable in various share amounts based on the attainment of certain market value levels of Class A Common Stock but, in the absence of such events, are exercisable in full for a one-week period beginning five years from the date of grant. In addition, options generally vest in one-third increments after three, four and five years, respectively, from the grant date (but, in any event, not until the attainment of the certain market value levels described above). The options expire on the earlier of ten years from the date of grant, upon employment termination, or within specified time limits following voluntary employment termination (with the consent of the Company), retirement or death.

The transactions for shares under options were as follows:

	2005	2004	2003
Outstanding, beginning of year:
Number	2,073,497	2,455,572	3,216,433
Weighted-average exercise price	$20.99	$17.28	$13.77
Granted:
Number	453,200	518,050	607,525
Weighted-average exercise price	$35.99	$28.58	$21.81
Exercised:
Number	407,107	733,711	1,245,239
Weighted-average exercise price	$14.44	$13.85	$10.28
Expired or forfeited:
Number	28,983	166,414	123,147
Weighted-average exercise price	$22.55	$21.30	$18.68
Outstanding, end of year:
Number	2,090,607	2,073,497	2,455,572
Weighted-average exercise price	$25.50	$20.99	$17.28
Exercisable, end of year:
Number	342,066	436,153	561,135
Weighted-average exercise price	$16.57	$13.16	$12.53
Shares reserved for future options,
end of year	2,713,397	2,788,089	2,368,735

The following tables summarize certain stock option information at September 30, 2005:

Options outstanding:
Range of		Weighted-average	Weighted-average
exercise price	Number	remaining life	exercise price
$7.03	11,334	1.2	$7.03
$10.70	11,000	2.2	10.70
$13.84 and $15.34	16,167	3.2	14.31
$12.84 and $13.98	145,017	3.8	13.41
$14.03	156,903	5.1	14.03
$24.37	342,961	6.3	24.37
$21.81	470,275	7.2	21.81
$28.58	486,300	8.2	28.58
$36.03 and $35.33	450,650	9.1	35.99
	2,090,607	7.2	$25.50

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Dollar amounts in thousands, except per share data)
__________

Options exercisable:
Range of		Weighted-average
exercise price	Number	exercise price
$7.03	11,334	$7.03
$10.70	11,000	10.70
$13.84 and $15.34	16,167	14.31
$12.84 and $13.98	145,017	13.41
$14.03	54,966	14.03
$24.37	103,582	24.37
	342,066	$16.57

Under the Company’s Director Fee Plan, directors who are not also officers of the Company each receive, as an annual retainer fee, either cash or shares of the Company's Class A Common Stock equivalent to $30. Where the annual retainer fee is provided in shares, each director may elect to be paid these shares on a current basis or have such shares credited to a deferred stock account as phantom stock, with such shares to be paid to the director subsequent to leaving the Board. Directors may also elect to receive the common stock equivalent of meeting fees credited to a deferred stock account. The value of deferred shares is recorded in other liabilities. Shares deferred under the Director Fee Plan at September 30, 2005, 2004 and 2003 were 51,313, 50,064 and 58,900, respectively. Additionally, beginning in fiscal 2005, directors who are not also officers of the Company each receive an annual stock-based grant (non-statutory stock options, stock appreciation rights and/or restricted shares) with a value of $40. During the year ended September 30, 2005, such directors were granted a total of 17,500 stock options, all of which were outstanding and unvested at September 30, 2005. A total of 500,000 shares have been authorized to be issued under the Director Fee Plan.

9. EARNINGS PER SHARE:
	2005	2004	2003

Net income	$59,824	$56,195	$44,893

Weighted-average common shares outstanding	32,116,012	32,216,753	31,685,756

Dilutive securities, primarily stock options	409,017	471,890	628,940

Diluted weighted-average common shares outstanding	32,525,029	32,688,643	32,314,696

Basic earnings per share	$1.86	$1.74	$1.42

Diluted earnings per share	$1.84	$1.72	$1.39

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Dollar amounts in thousands, except per share data)
__________

10.	PENSION AND OTHER POSTRETIREMENT PLANS:

The Company provides defined benefit pension and other postretirement plans to certain employees. The following provides a reconciliation of benefit obligations, plan assets and funded status of the plans:

	Pension		Other Postretirement
	2005	2004	2005	2004
Change in benefit obligation:
Benefit obligation, beginning	$89,077	$79,702	$18,690	$16,949
Acquisitions	-	5,675	-	-
Service cost	3,707	3,694	505	395
Interest cost	5,615	5,118	1,173	1,049
Assumption changes	9,830	(154)	1,277	568
Actuarial (gain) loss	2,569	(1,164)	1,231	535
Benefit payments	(4,446)	(3,794)	(808)	(806)
Benefit obligation, ending	106,352	89,077	22,068	18,690
Change in plan assets:
Fair value, beginning	74,115	68,182	-	-
Acquisitions	-	4,274	-	-
Actual return	9,470	3,549	-	-
Benefit payments	(4,446)	(3,794)	(808)	(806)
Employer contributions	776	1,904	808	806
Fair value, ending	79,915	74,115	-	-

Funded status	(26,437)	(14,962)	(22,068)	(18,690)
Unrecognized actuarial loss	30,979	23,133	10,168	8,154
Unrecognized prior service cost	(221)	(176)	(6,790)	(8,078)
Net amount recognized	$4,321	$7,995	$(18,690)	$(18,614)
Amounts recognized in the balance sheet:
Prepaid pension cost	$-	$13,178	$-	$-
Accrued benefit liability	(13,063)	(6,455)	(18,690)	(18,614)
Accumulated other comprehensive income	17,384	1,272	-	-
Net amount recognized	$4,321	$7,995	$(18,690)	$(18,614)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Dollar amounts in thousands, except per share data)
__________

The Company has a supplemental retirement plan which had a benefit obligation at September 30, 2005 and 2004 of $4,986 and $4,591, respectively. Although the Company has established a non-revocable trust to fund benefit payments under this defined benefit pension plan (see Note 4), the plan is considered unfunded under SFAS No. 87, “Employers’ Accounting for Pensions.” In accordance with SFAS No. 87, the Company recorded an obligation at September 30, 2005 and 2004 for the under funded status of the pension plans, principally through a charge to accumulated other comprehensive income.

Net periodic pension and other postretirement benefit cost (income) for the plans included the following:

	Pension			Other Postretirement
	2005	2004	2003	2005	2004	2003

Service cost	$3,707	$3,694	$3,036	$506	$395	$289
Interest cost	5,615	5,118	4,830	1,173	1,049	1,058

Expected return on plan assets	(6,333)	(5,978)	(4,617)	-	-	-
Amortization:
Prior service cost	83	80	111	(1,288)	(1,287)	(1,288)
Net actuarial loss	1,378	1,204	1,253	493	446	495
Net benefit cost	$4,450	$4,118	$4,613	$884	$603	$554

Benefit payments under the Company’s principal retirement plan are made from plan assets, while benefit payments under the postretirement benefit plan are made from the Company’s operating funds. Under IRS regulations, the Company was not required to make any contributions to its principal retirement plan in fiscal year 2005. Contributions of $776,000 and $808,000 were made under the Company’s retirement plans and postretirement plan, respectively, in fiscal 2005.

The measurement date of annual actuarial valuations for the Company’s principal retirement and other postretirement benefit plans is July 31, and the weighted-average assumptions for those plans were:

	Pension			Other Postretirement
	2005	2004	2003	2005	2004	2003
Discount rate	5.75%	6.50%	6.50%	5.75%	6.50%	6.50%
Return on plan assets	9.00	9.00	9.00	-	-	-
Compensation increase	4.25	4.25	4.25	-	-	-

The Company's principal pension plan maintains a substantial portion of its assets in equity securities in accordance with the investment policy established by the Company’s pension board. Based on an analysis of the historical performance of the plan's assets and consultation with its independent investment advisor, the Company has maintained the long-term rate of return assumption for these assets at 9.0% for purposes of determining pension cost and funded status under SFAS No. 87. The Company’s discount rate assumption used in determining the present value of the projected benefit obligation is based upon published long-term bond indices. The discount rate was reduced from 6.5% in fiscal 2004 and fiscal 2003 to 5.75% in fiscal 2005, reflecting a decline in long-term bond rates.

For measurement purposes, rates of increase of 10.4% and 12.0% in the per capita cost of health care benefits for those under 65 years of age and those over 65 years of age, respectively, were assumed for 2005; the rates were assumed to decrease gradually to 5.0% for 2014 and remain at that level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported. An increase in the assumed health care cost trend rates by one percentage point would have increased the accumulated postretirement benefit obligation as of September 30, 2005 by $1,168 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year then ended by $130. A decrease in the assumed health care cost trend rates by one percentage point would have decreased the accumulated postretirement benefit obligation as of September 30, 2005 by $1,021 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year then ended by $112.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Dollar amounts in thousands, except per share data)
__________

11.	INCOME TAXES:

The provision for income taxes consisted of the following:

	2005	2004	2003
Current:
Federal	$26,346	$23,503	$14,867
State	2,953	2,559	2,477
Foreign	5,005	8,533	5,606
	34,304	34,595	22,950
Deferred	1,802	1,043	5,511
Total	$36,106	$35,638	$28,461

The components of the net deferred tax asset at September 30 were as follows:
	2005	2004
Deferred tax assets:
Postretirement benefits	$7,289	$7,259
Environmental reserve	4,009	4,423
Pension costs	4,303	-
Bad debt reserve	2,571	3,100
Deferred compensation	2,886	3,125
Impairments/other provisions	1,941	1,319
Estimated finishing costs	1,599	1,601
Accrued vacation pay	1,357	1,259
Accrued rebates	235	500
Other	3,370	2,022
	29,560	24,608
Deferred tax liabilities:
Depreciation	(6,119)	(8,187)
Pension costs	-	(3,427)
Goodwill amortization	(11,890)	(5,926)
Unrealized investment gain	(607)	(216)
	(18,616)	(17,756)
Net deferred tax asset	10,944	6,852

Less current portion	(1,506)	(1,462)

	$9,438	$5,390

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Dollar amounts in thousands, except per share data)
__________

The components of the provision for deferred income taxes were as follows:
	2005	2004	2003
Postretirement benefits	$(30)	$163	$102
Environmental reserve	414	235	162
Bad debt reserve	529	(412)	853
Deferred compensation	239	(550)	563
Pension costs	(1,445)	(863)	1,370
Impairments/other provisions	(622)	1,364	(330)
Estimated finishing costs	2	43	660
Accrued vacation pay	(98)	147	40
Accrued rebates	265	(10)	378
Depreciation	(2,068)	605	264
Goodwill amortization	5,964	556	1,151
Other	(1,348)	(235)	298
	$1,802	$1,043	$5,511

The reconciliation of the federal statutory tax rate to the consolidated effective tax rate was as follows:

	2005	2004	2003
Federal statutory tax rate	35.0%	35.0%	35.0%
Effect of state income taxes, net of federal deduction	1.8	1.9	2.8
Foreign taxes in excess of federal statutory rate	.5	1.5	.6
Tax on repatriated earnings	.7	.0	.2
Other	(.4)	.4	.4
Effective tax rate	37.6%	38.8%	38.8%

The Company's foreign subsidiaries had income before income taxes for the years ended September 30, 2005, 2004 and 2003 of approximately $24,600, $23,300 and $16,300, respectively. At September 30, 2005, undistributed earnings of foreign subsidiaries for which deferred U.S. income taxes have not been provided approximated $45,750. During fiscal 2005, the Company’s Chief Executive Officer and Board of Directors approved a domestic reinvestment program as required by the American Jobs Creation Act of 2004. The Company repatriated $13,700 of dividends in fiscal 2005, on which taxes were provided in accordance with FASB Staff Position No. 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004" .

12.	COMMITMENTS AND CONTINGENT LIABILITIES:

The Company operates various production, warehouse and office facilities and equipment under operating lease agreements. Annual rentals under these and other operating leases were $10,950, $7,000 and $6,000 in 2005, 2004 and 2003, respectively. Future minimum rental commitments under non-cancelable operating lease arrangements for fiscal years 2006 through 2010 are $7,830, $6,382, $5,740, $4,144 and $3,141, respectively, and $8,237 thereafter.

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

The Company has employment agreements with certain employees, the terms of which expire at various dates between 2006 and 2010. The agreements generally provide for base salary and bonus levels and include non-compete provisions. The aggregate commitment for salaries under these agreements at September 30, 2005 was approximately $13,050.

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

The Company is party to various environmental matters. These include obligations to investigate and mitigate the effects on the environment of the disposal of certain materials at various operating and non-operating sites. The Company is currently performing environmental assessments and remediation at these sites, as appropriate. In addition, prior to its acquisition, The York Group, Inc. (“York”) was identified, along with others, by the Environmental Protection Agency as a potentially responsible party for remediation of a landfill site in York, Pennsylvania. At this time, the Company has not been joined in any lawsuit or administrative order related to the site or its clean-up.

At September 30, 2005, an accrual of $10,467 has been recorded for environmental remediation (of which $860 has been classified in other current liabilities), representing management's best estimate of the probable and reasonably estimable costs of the Company's known remediation obligations. The accrual, which reflects previously established reserves assumed with the acquisition of York and additional reserves recorded as a purchase accounting adjustment, does not consider the effects of inflation and anticipated expenditures are not discounted to their present value. While final resolution of these contingencies could result in costs different than current accruals, management believes the ultimate outcome will not have a significant effect on the Company's consolidated results of operations or financial position.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Dollar amounts in thousands, except per share data)
__________

14.	SUPPLEMENTAL CASH FLOW INFORMATION:

Changes in working capital items as presented in the Consolidated Statement of Cash Flows consisted of the following:

	2005	2004	2003
Current assets:
Accounts receivable	$(13,489)	$(2,367)	$3,989
Inventories	(9,886)	(3,959)	(2,624)
Other current assets	549	(716)	(1,414)
	(22,826)	(7,042)	(49)
Current liabilities:
Trade accounts payable	7,529	75	(61)
Accrued compensation	1,584	3,430	1,626
Accrued income taxes	(1,378)	10,352	(3,226)
Customer prepayments	722	(2,928)	(187)
Accrued rebates	-	-	(8,391)
Accrued shutdown	-	(693)	(2,670)
Other current liabilities	(5,304)	(1,258)	498
	3,153	8,978	(12,411)
Net change	$(19,673)	$1,936	$(12,460)

15.	SEGMENT INFORMATION:

The Company's products and operations consist of two principal businesses that are comprised of three operating segments each, as described under Nature of Operations (Note 1): Memorialization Products (Bronze, Casket, Cremation,) and Brand Solutions (Graphics Imaging, Marking Products and, as of July 19, 2004, Merchandising Solutions (see Note 16)). Management evaluates segment performance based on operating profit (before income taxes) and does not allocate non-operating items such as investment income, interest expense, other income (deductions), net and minority interest.

The accounting policies of the segments are the same as those described in Summary of Significant Accounting Policies (Note 2). Intersegment sales are accounted for at negotiated prices. Operating profit is total revenue less operating expenses. Segment assets include those assets that are used in the Company's operations within each segment. Assets classified under “Other” principally consist of cash and cash equivalents, investments, deferred income taxes and corporate headquarters' assets. Long-lived assets include property, plant and equipment (net of accumulated depreciation), goodwill, and other intangible assets (net of accumulated amortization).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Dollar amounts in thousands, except per share data)
__________

Information about the Company's segments follows:

	Memorialization			Brand Solutions
				Graphics	Marking	Merchandising
	Bronze	Casket	Cremation	Imaging	Products	Solutions	Other	Consolidated

Sales to external customers:
2005	$205,675	$135,512	$21,497	$143,159	$45,701	$88,278	$ -	$639,822
2004	197,377	116,588	22,476	113,226	37,990	21,144	-	508,801
2003	186,950	120,398	20,189	99,065	32,263	-	-	458,865

Intersegment sales:
2005	175	437	423	-	37	224	-	1,296
2004	178	438	276	4	35	-	-	931
2003	79	307	194	3	42	-	-	625

Depreciation and amortization:
2005	4,644	4,456	237	6,634	475	2,677	770	19,893
2004	4,797	4,150	242	4,917	416	406	700	15,628
2003	4,815	4,209	213	4,712	479	-	444	14,872

Operating profit:
2005	60,856	13,131	912	15,520	7,587	3,281	-	101,287
2004	54,337	14,585	1,475	19,287	6,539	1,571	-	97,794
2003	50,433	12,740	1,242	11,562	4,107	-	-	80,084

Total assets:
2005	148,408	222,270	11,128	150,687	29,924	58,173	41,477	662,067
2004	147,816	102,902	11,725	141,282	26,452	48,948	51,417	530,542
2003	139,543	109,106	11,153	92,135	20,431	-	67,814	440,182

Capital expenditures:
2005	2,129	7,730	29	8,119	638	2,207	7,214	28,066
2004	3,510	1,109	86	3,903	567	858	370	10,403
2003	3,509	1,667	153	3,683	115	-	153	9,280

Information about the Company's operations by geographic area follows:

	United States	Mexico	Canada	Australia	Europe	Consolidated

Sales to external customers:
2005	$474,466	-	$11,319	$8,106	$145,931	$639,822
2004	381,134	-	9,495	7,003	111,169	508,801
2003	357,354	-	8,568	5,566	87,377	458,865

Long-lived assets:
2005	270,540	6,759	2,482	2,634	113,521	395,936
2004	190,336	-	2,345	2,574	98,755	294,010
2003	174,773	-	2,244	3,034	57,334	237,385

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Dollar amounts in thousands, except per share data)
__________

16.	ACQUISITIONS:

In September 2005, the Company acquired an additional 30% interest in S+T Gesellschaft fur Reprotechnik GmbH (“S+T”) for a price of 6.9 million Euros ($8,300), which was paid in October 2005. The Company had acquired a 50% interest in S+T in 1998.

In July 2005, the Company acquired Milso, a leading manufacturer and marketer of caskets in the United States. Milso, headquartered in Brooklyn, New York, has manufacturing operations in Richmond, Indiana and maintains distribution centers throughout the Northeast, Mid-Atlantic, Midwest and Southwest regions of the United States. The transaction was structured as an asset purchase, at an initial purchase price of approximately $95,000. The transaction was also structured to include potential additional consideration of $7,500 contingent on the fiscal 2006 performance of the acquired operations. The Company expects to account for this additional consideration as additional purchase price. The acquisition was intended to expand Matthews’ products and services in the United States casket market.

Acquired intangible assets of Milso include trade names with an assigned value of $5,800, which are not subject to amortization. Intangible assets also include customer relationships with an assigned value of $10,400 to be amortized over their estimated useful lives of 20 years.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed of Milso at the date of acquisition.

Cash	$197
Trade receivables	13,536
Inventories	18,404
Property, plant and equipment	6,909
Intangible assets	16,200
Goodwill and other assets	51,897
Total assets acquired	107,143
Trade accounts payable	9,467
Debt	1,207
Other liabilities	1,064
Total liabilities assumed	11,738
Net assets acquired	$95,405

In June 2005, the Company paid additional consideration of 5.0 million Euros ($6,000) to the minority owner of Rudolf Reproflex GmbH (“Rudolf”) under the terms of the original acquisition agreement. The Company had acquired a 75% interest in Rudolf in 2001.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Dollar amounts in thousands, except per share data)
__________

In July 2004, the Company acquired The Cloverleaf Group, Inc. (“Cloverleaf”), a provider of merchandising solutions. Cloverleaf was formed by the merger of iDL, Inc., a merchandising solutions company headquartered near Pittsburgh, Pennsylvania, and Big Red Rooster, a marketing and design services organization located in Columbus, Ohio. The transaction was structured as an asset purchase, at a cost of approximately $34,000. The transaction was structured to include potential additional consideration during the next six years contingent on the future growth in value of the acquired operations. The Company expects to account for this additional consideration as additional purchase price. The acquisition was designed to expand the Company’s products and services into the merchandising solutions market.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed of Cloverleaf and InTouch at their respective dates of acquisition.

	Cloverleaf	InTouch
Cash	$295	$1,151
Trade receivables	14,618	7,177
Inventories	10,669	690
Property, plant and equipment	5,450	2,921
Intangible assets	8,000	11,681
Goodwill and other assets	8,869	20,919
Total assets acquired	47,901	44,539
Trade accounts payable	4,743	1,313
Customer prepayments	3,002	-
Other liabilities	5,903	3,544
Total liabilities assumed	13,648	4,857
Net assets acquired	$34,253	$39,682

In July 2004, the Company acquired Holjeron Corporation, an industrial controls manufacturer located near Portland, Oregon. The acquisition was structured as a stock purchase, at an initial cost of $1,680. In February 2005, additional consideration of $3,070 was paid in accordance with the purchase agreement. The acquisition was a part of Matthews’ strategy to increase its presence in the marking products industry.

In August 2003, Matthews acquired Reproservice Eurodigital GmbH Munchen (“Reproservice Munich”), a German graphics and flexographic printing plate manufacturer located in Munich, Germany.  The transaction was structured as a stock purchase, at an acquisition price of 4.1 million Euros ($4,800). The combination of Matthews and Reproservice Munich was an important part of the Matthews strategy to increase its European presence in the graphics industry.

The following unaudited pro forma information presents a summary of the consolidated results of Matthews combined with Milso, Cloverleaf and InTouch as if the acquisitions had occurred on October 1, 2003:

	2005	2004
Sales	$707,222	$680,047
Income before taxes	101,608	96,950
Net income	63,367	59,327
Earnings per share	$1.95	$1.81

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

Matthews has accounted for these acquisitions using the purchase method and, accordingly, recorded the acquired assets and liabilities at their estimated fair values at the acquisition dates. The excess of the purchase price over the estimated fair value of the net assets acquired was recorded as goodwill. The acquired goodwill in the InTouch and Reproservice Munich acquisitions was not deductible for tax purposes.

17.	SPECIAL ITEMS:

In July 2003, the Company sold its Graphics Imaging segment facility (which was closed in October 2002) in Southern California for $3,200. The transaction resulted in a pre-tax gain of $2,600, which was recorded in Special Items on the Consolidated Statement of Income. In addition, Special Items for fiscal 2003 included a pre-tax charge of $3,600 for goodwill impairment related to O.N.E. Color Communications, L.L.C. (“O.N.E.”) (see Note 18).

18.	GOODWILL AND OTHER INTANGIBLE ASSETS:

Goodwill is not amortized but is subject to annual review for impairment. In general, when the carrying value of a reporting unit exceeds its implied fair value, an impairment loss must be recognized. For purposes of testing for impairment the Company uses a combination of valuation techniques, including discounted cash flows. Intangible assets are amortized over their estimated useful lives unless such lives are considered to be indefinite. A significant decline in cash flows generated from these assets may result in a write-down of the carrying values of the related assets.

The Company performed its annual impairment reviews in the second quarters of fiscal 2005 and fiscal 2004 and determined that no adjustments to the carrying values of goodwill or other indefinite lived intangibles were necessary.

In fiscal 2003, the Company performed its annual impairment review in the second quarter and determined that no additional adjustments to the carrying values of goodwill were necessary at that time. However, due to the Company’s purchase of the remaining 50% interest in O.N.E. and its declining operating results during the second half of fiscal 2003, the Company determined that an impairment review of O.N.E., a reporting unit within the Graphics Imaging segment, was necessary as of September 30, 2003. Based on this assessment, the Company recorded a pre-tax charge of $3,600 in the fourth quarter of fiscal 2003, for goodwill impairment. At September 30, 2003, the Company reorganized the operations of O.N.E. and integrated it with the Graphics Imaging domestic reporting unit for purposes of the annual impairment assessment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Dollar amounts in thousands, except per share data)
__________

Changes to goodwill, net of accumulated amortization, during the years ended September 30, 2005 and 2004, follow.

				Graphics	Marking	Merchandising
	Bronze	Casket	Cremation	Imaging	Products	Solutions	Consolidated

Balance at September 30, 2003	$72,122	$40,706	$6,536	$35,161	$165	$-	$154,690
Additions during period	-	-	-	21,458	1,331	8,019	30,808
Translation and other adjustments	1,519	-	-	1,999	-	-	3,518
Balance at September 30, 2004	73,641	40,706	6,536	58,618	1,496	8,019	189,016
Additions during period	-	51,271	-	16,886	3,717	1,928	73,802
Translation and other adjustments	(612)	-	-	(1,534)	-	-	(2,146)
Balance at September 30, 2005	$73,029	$91,977	$6,536	$73,970	$5,213	$9,947	$260,672

The additions to goodwill during fiscal 2005 primarily related to the acquisition of Milso (Casket), additional ownership acquired in S&T and Rudolf (Graphics Imaging), and additional consideration paid to complete the acquisition of Holjeron (Marking Products) (see Note 16). The additions to goodwill during fiscal 2004 related primarily to the acquisitions of Cloverleaf (Merchandising Solutions), InTouch (Graphics Imaging) and Holjeron.

The following tables summarize the carrying amounts and related accumulated amortization for intangible assets as of September 30, 2005 and 2004, respectively.

	Carrying	Accumulated
	Amount	Amortization		Net
September 30, 2005:
Trade names	$23,585	$	- *	$23,585
Customer relationships	20,778		(1,517)	19,261
Copyrights/patents/other	4,952		(1,401)	3,551
	$49,315		$(2,918)	$46,397

September 30, 2004:
Trade names	$17,964	$	- *	$17,964
Customer relationships	10,427		(742)	9,685
Copyrights/patents/other	5,024		(393)	4,631
	$33,415		$(1,135)	$32,280
* Not subject to amortization

The additions to intangible assets during fiscal 2005 related to the acquisition of Milso (see Note 16).

Amortization expense on intangible assets was $1,826, $498 and $348 in 2005, 2004 and 2003, respectively. Amortization expense is estimated to be $2,150 in 2006, $1,800 in 2007, $1,800 in 2008, $1,750 in 2009 and $1,300 in 2010.

SUPPLEMENTARY FINANCIAL INFORMATION

Selected Quarterly Financial Data (Unaudited):

The following table sets forth certain items included in the Company's unaudited consolidated financial statements for each quarter of fiscal 2005 and fiscal 2004.

	Quarter Ended
	December 31	March 31	June 30	September 30	Year Ended September 30
	(Dollar amounts in thousands, except per share data)
FISCAL YEAR 2005:
Sales	$148,706	$156,243	$158,983	$175,890	$639,822

Gross profit	48,419	54,386	57,120	63,150	223,075

Operating profit	20,119	26,385	27,477	27,306	101,287

Net income	12,725	15,263	16,154	15,682	59,824

Earnings per share	.39	.47	.50	.48	1.84

FISCAL YEAR 2004:
Sales	$116,902	$124,987	$120,635	$146,277	$508,801

Gross profit	42,623	47,632	48,454	55,045	193,754

Operating profit	19,853	24,166	25,212	28,563	97,794

Net income	11,383	13,801	14,380	16,631	56,195

Earnings per share	.35	.42	.44	.51	1.72

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON FINANCIAL STATEMENT SCHEDULE

To the Shareholders and Board of Directors of
Matthews International Corporation:

Our audits of the consolidated financial statements, of management’s assessment of the effectiveness of internal control over financial reporting and of the effectiveness of internal control over financial reporting referred to in our report dated December 2, 2005 appearing in this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 8 of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania
December 2, 2005

FINANCIAL STATEMENT SCHEDULE

SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at		Charged to
	beginning of	Charged to	other		Balance at
Description	period	expense	accounts	Deductions	end of period
			(1)	(2)
Allowance for Doubtful Accounts:
Fiscal Year Ended:
September 30, 2005	$7,717	$398	$3,209	$(777)	$10,547
September 30, 2004	6,013	2,278	425	(999)	7,717
September 30, 2003	8,289	827	(817)	(2,286)	6,013

(1)	Amount comprised principally of acquisitions and purchase accounting adjustments in connection with acquisitions.
(2)	Amounts determined not to be collectible, net of recoveries.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no changes in accountants or disagreements on accounting or financial disclosure between the Company and PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, for the fiscal years ended September 30, 2005, 2004 and 2003.

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

(b) Management’s Report on Internal Control over Financial Reporting

Management’s Report on Internal Control over Financial Reporting is included in Management’s Report to Shareholders in Item 8 of this Annual Report on Form 10-K.

(c) Attestation Report of the Registered Public Accounting Firm

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 of this Annual Report on Form 10-K.

(d) Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during the fiscal quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART III

ITEM 10.	DIRECTORS, OFFICERS and EXECUTIVE MANAGEMENT OF THE REGISTRANT.

In addition to the information reported in Part I of this Form 10-K, under the caption “Officers and Executive Management of the Registrant”, the information required by this item as to the directors of the Company is hereby incorporated by reference from the information appearing under the captions “Proposal No. 1 - Elections of Directors”, “General Information Regarding Corporate Governance - Audit Committee” and “Compliance with Section 16(a) of the Exchange Act” in the Company’s definitive proxy statement, which involves the election of the directors and is to be filed with the Securities and Exchange Commission pursuant to the Exchange Act of 1934, as amended, within 120 days of the end of the Company’s fiscal year ended September 30, 2005.

The Company’s Code of Ethics Applicable to Executive Management is set forth in Exhibit 14.1 hereto.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this item as to the compensation of directors and executive management of the Company is hereby incorporated by reference from the information appearing under the captions “Compensation of Executive Management and Retirement Benefits” and “Compensation of Directors” in the Company’s definitive proxy statement which involves the election of directors and is to be filed with the Commission pursuant to the Exchange Act, within 120 days of the end of the Company’s fiscal year ended September 30, 2005. The information contained in the “Report of the Compensation Committee” and the “Comparison of Five Year Cumulative Return (Performance Graph)” is specifically not incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by this item as to the ownership by management and others of securities of the Company is hereby incorporated by reference from the information appearing under the caption “Stock Ownership” in the Company’s definitive proxy statement which involves the election of directors and is to be filed with the Commission pursuant to the Exchange Act, within 120 days of the end of the Company’s fiscal year ended September 30, 2005.

Equity Compensation Plans:

The Company has a stock incentive plan that provides for grants of incentive stock options, non-statutory stock options and restricted share awards in an aggregate number not to exceed 15% of the outstanding shares of the Company’s common stock. The option price for each stock option that may be granted under the plan may not be less than the fair market value of the Company's common stock on the date of grant. Outstanding stock options are exercisable in various share amounts based on the attainment of certain market value levels of Class A Common Stock but, in the absence of such events, options granted in fiscal 2005 and prior are exercisable in full for a one-week period beginning five years from the date of grant. Options granted in fiscal 2006 will not allow for such one- week exercise period. In addition, options generally vest in one-third increments after three, four and five years, respectively, from the grant date (but, in any event, not until the attainment of the certain market value levels described above). The options expire on the earlier of ten years from the date of grant, upon employment termination, or within specified time limits following voluntary employment termination (with the consent of the Company), retirement or death.

Under the Company’s Director Fee Plan, directors who are not also officers of the Company each receive, as an annual retainer fee, either cash or shares of the Company's Class A Common Stock equivalent to $30,000. Where the annual retainer fee is provided in shares, each director may elect to be paid these shares on a current basis or have such shares credited to a deferred stock account as phantom stock, with such shares to be paid to the director subsequent to leaving the Board. Directors may also elect to receive the common stock equivalent of meeting fees credited to a deferred stock account. The value of deferred shares is recorded in other liabilities. Shares deferred under the Director Fee Plan at September 30, 2005, 2004 and 2003 were 51,313, 50,064 and 58,900, respectively. Additionally, beginning in fiscal 2005, directors who are not also officers of the Company each receive an annual stock-based grant (non-statutory stock options, stock appreciation rights and/or restricted shares) with a value of $40,000. During the year ended September 30, 2005, such directors were granted a total of 17,500 stock options, all of which were outstanding and unvested at September 30, 2005. A total of 500,000 shares have been authorized to be issued under the Director Fee Plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, Continued

The following table provides information about grants under the Company's equity compensation plans as of September 30, 2005:

Equity Compensation Plan Information
Number of securities
remaining available
for future issuance
	Number of securities	Weighted-average	under equity
	to be issued upon	exercise price	compensation plans
	exercise of	of outstanding	(excluding
	outstanding options,	options, warrants	securities reflected
Plan category	warrants and rights	and rights	in column (a))
	(a)	(b)	(c)
Equity compensation plans
Approved by security holders:
Stock Incentive Plan	2,090,607	$25.50	2,713,397(1)
Employee Stock Purchase Plan	-	-	1,770,048(2)
Director Fee Plan	68,813	34.63	602,646(3)
Equity compensation plans not approved by security holders	None	None	None
Total	2,159,420	$25.57	5,086,091

(1)
The aggregate number of shares available for grant under such plan cannot exceed 15% of the outstanding shares of the Company’s common stock and includes up to 1,000,000 shares that can be issued as restricted stock under the Company’s 1992 Stock Incentive Plan.

(2)
Shares under the Employee Stock Purchase Plan (the “Plan”) are purchased in the open market by employees at the fair market value of the Company’s stock. The Company provides a matching contribution of 10% of such purchases subject to certain limitations under the Plan. As the Plan is an open market purchase plan, it does not have a dilutive effect.

(3)	Shares of restricted stock may be issued under the Director Fee Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this item as to certain relationships and transactions with management and other related parties of the Company is hereby incorporated by reference from the information appearing under the captions “Proposal No. 1 - Election of Directors” and “Certain Transactions” in the Company’s definitive proxy statement, which involves the election of directors and is to be filed with the Commission pursuant to the Exchange Act, within 120 days of the end of the Company’s fiscal year ended September 30, 2005.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item as to the fees billed and the services provided by the principal accounting firm of the Company is hereby incorporated by reference from the information appearing under the caption “Relationship with Independent Registered Public Accounting Firm” in the Company’s definitive proxy statement, which involves the election of directors and is to be filed with the Commission pursuant to the Exchange Act within 120 days of the end of the Company’s fiscal year ended September 30, 2005.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) 1. Financial Statements:

The following items are included in Part II, Item 8:

Pages
Management’s Report to Shareholders	33

Report of Independent Registered Public Accounting Firm	34-35

Consolidated Balance Sheets	36-37

Consolidated Statements of Income	38

Consolidated Statements of Shareholders' Equity	39

Consolidated Statements of Cash Flows	40

Notes to Consolidated Financial Statements	41-61

Supplementary Financial Information	62

2.	Financial Statement Schedules:

Schedule II - Valuation and Qualifying Accounts and the related Report of Independent Registered Public Accounting Firm are included on pages 63 and 64 in Part II, Item 8 of this Annual Report on Form 10-K.

3.	Exhibits Filed:

The index to exhibits is on pages 70-72.

(b)	Reports on Form 8-K:

On July 14, 2005 Matthews filed a Current Report on Form 8-K under Item 2 in connection with a press release announcing the completion of the acquisition of Milso Industries.

On July 21, 2005 Matthews filed a Current Report on Form 8-K under Item 2 in connection with a press release announcing its earnings for the third fiscal quarter of 2005.

On September 1, 2005 Matthews filed a Current Report on Form 8-K under Item 5 in connection with the announcement of new executive appointments.

On September 21, 2005 Matthews filed a Current Report on Form 8-K under Item 7 in connection with a press release announcing the possible change in ownership of its largest independent casket distributor.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 14, 2005.

MATTHEWS INTERNATIONAL CORPORATION
(Registrant)

By	David M. Kelly
David M. Kelly, Chairman of the Board
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on December 14, 2005:

David M. Kelly	Steven F. Nicola
David M. Kelly	Steven F. Nicola
Chairman of the Board	Chief Financial Officer, Secretary
and Chief Executive Officer	and Treasurer (Principal Financial
(Principal Executive Officer)	and Accounting Officer)

David J. DeCarlo	John P. O’Leary, Jr.
David J. DeCarlo, Director	John P. O'Leary, Jr., Director

Robert J. Kavanaugh	William J. Stallkamp
Robert J. Kavanaugh, Director	William J. Stallkamp, Director

Glenn R. Mahone	John D. Turner
Glenn R. Mahone, Director	John D. Turner, Director

Joseph C. Bartolacci
Joseph C. Bartolacci, Director

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
EXHIBITS
INDEX
__________

The following Exhibits to this report are filed herewith or, if marked with an asterisk (*), are incorporated by reference. Exhibits marked with an "a" represent a management contract or compensatory plan, contract or arrangement required to be filed by Item 601(b)(10)(iii) of Regulation S-K.

Exhibit No.	Description	Prior Filing or Sequential Page Numbers Herein

3.1	Restated Articles of Incorporation *	Exhibit Number 3.1 to Form 10-K for the year ended September 30, 1994

3.2	Restated By-laws *	Exhibit Number 3.1 to Form 8-K dated July 22, 1999

4.1 a	Form of Revised Option Agreement of Repurchase (effective October 1, 1993) *	Exhibit Number 4.5 to Form 10-K for the year ended September 30, 1993

4.2	Form of Share Certificate for Class A Common Stock *	Exhibit Number 4.9 to Form 10-K for the year ended September 30, 1994

10.1	Revolving Credit Facility *	Exhibit Number 10.1 to Form 10-K for the year ended September 30, 2001

10.2	First Amendment to Revolving Credit Facility*	Exhibit Number 10.1 to Form 10-Q for the quarter ended March 31, 2004

10.3	Second Amendment to Revolving Credit Facility *	Exhibit Number 10.1 to Form 10-Q for the quarter ended December 31, 2004

10.4a	Supplemental Retirement Plan *	Exhibit Number 10.8 to Form 10-K for the year ended September 30, 1988

10.5 a	1992 Stock Incentive Plan (as amended through November 15, 2005) *	Filed Herewith

10.6 a	Form of Stock Option Agreement *	Exhibit Number 10.1 to Form 10-Q for the quarter ended December 31, 1994

10.7 a	1994 Director Fee Plan (as amended through November 15, 2005) *	Filed Herewith

10.8 a	1994 Employee Stock Purchase Plan *	Exhibit Number 10.2 to Form 10-Q for the quarter ended March 31, 1995

10.9a	Key Employee Employment Agreement by and between The York Group, Inc. and Harry Pontone dated May 28, 2005 and effective July 11, 2005*	Exhibit Number 10.2 to Form 8-K dated July 14, 2005

INDEX, Continued
_______
Exhibit No.	Description	Prior Filing or Sequential Page Numbers Herein

10.10	Agreement and Plan of Merger By and Among Matthews International Corporation, Empire Merger Corp., and The York Group, Inc., dated as of May 24, 2001 *	Exhibit Number 10.3 to Form 8-K dated May 24, 2001

10.11
Asset Purchase Agreement between I.D.L. Incorporated and Hugh Andrew, L.P. and Big Red Rooster, Inc. and The Cloverleaf Group, L.P. and iDL shareholders and the BRR shareholders and The Cloverleaf Group, Inc. and Matthews International Corporation dated as of July 19, 2004*
Exhibit Number 10.1 to Form 10-Q for the quarter ended June 30, 2004

10.12
Share Sale and Purchase Agreement between Graeme Phillip King and Brian Ernest Tottman and Robert Greig Watkins and Geoffrey William Roberts and Helen M. King and Josephine Tottman and Sally R. Watkins and Jennifer R. Roberts and Matthews Holding Company (U.K.) Limited.
Exhibit Number 10.11 to Form 10-K for the year ended September 30, 2004

10.13
Asset Purchase Agreement by and among The York Group, Inc., Midnight Acquisition Corporation, Milso Industries, Inc., Milso Industries, LLC, SBC Holding Corporation, the Shareholders identified therein and Matthews International Corporation
Exhibit Number 10.1 to Form 8-K dated on July 14, 2005

14.1	Form of Code of Ethics Applicable to Executive Management	Exhibit Number 14.1 to Form 10-K for the year ended September 30, 2004

21	Subsidiaries of the Registrant	Filed Herewith

23	Consent of Independent Registered Public Accounting Firm	Filed Herewith

31.1	Certification of Principal Executive Officer for David M. Kelly	Filed Herewith

INDEX, Continued
_______
Exhibit No.	Description	Prior Filing or Sequential Page Numbers Herein

31.2	Certification of Principal Financial Officer for Steven F. Nicola	Filed Herewith

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of David M. Kelly	Filed Herewith

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Steven F. Nicola	Filed Herewith

Copies of any Exhibits will be furnished to shareholders upon written request. Requests should be directed to Mr. Steven F. Nicola, Chief Financial Officer, Secretary and Treasurer of the Registrant.