Form 10-Q
period 2005-12-31
MATTHEWS INTERNATIONAL CORP
filed 2006-02-07
CIK 63296

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-Q

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Quarterly Period Ended December 31, 2005

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

As of January 31, 2006, shares of common stock outstanding were:

Class A Common Stock 32,078,297 shares

PART I - FINANCIAL INFORMATION
MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands, except per share data)

	December 31, 2005		September 30, 2005*
	(unaudited)		(restated)
ASSETS
Current assets:
Cash and cash equivalents		$32,276		$39,555
Short-term investments		68		67
Accounts receivable, net		107,346		115,362
Inventories		76,542		71,333
Other current assets		6,481		5,816

Total current assets		222,713		232,133
Investments		11,152		11,072
Property, plant and equipment: Cost	190,434		186,232
Less accumulated depreciation	(101,342)		(97,365)
		89,092		88,867
Deferred income taxes and other assets		26,742		26,314
Goodwill		260,313		260,672
Other intangible assets, net		45,599		46,397

Total assets		$655,611		$665,455

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Long-term debt, current maturities		$29,218		$28,721
Accounts payable		30,260		43,524
Accrued compensation		25,603		32,858
Accrued income taxes		16,803		11,640
Other current liabilities		28,434		28,834

Total current liabilities		130,318		145,577

Long-term debt		115,696		118,952
Postretirement benefits		17,258		17,435
Deferred income taxes		7,524		7,589
Environmental reserve		9,521		9,607
Other liabilities and deferred revenue		26,871		28,546

Shareholders' equity:
Common stock	36,334		36,334
Additional paid in capital	30,718		29,524
Retained earnings	361,615		350,311
Accumulated other comprehensive income	(3,677)		(1,359)
Treasury stock, at cost	(76,567)		(77,061)
		348,423		337,749

Total liabilities and shareholders' equity		$655,611		$665,455

*See Note 3 for discussion of the retrospective adoption of SFAS No. 123(R).

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollar amounts in thousands, except per share data)

	Three Months Ended
	December 31,
	2005	2004*
		(restated)

Sales	$170,109	$148,706
Cost of sales	(108,912)	(100,287)

Gross profit	61,197	48,419

Selling and administrative expenses	(38,779)	(28,929)

Operating profit	22,418	19,490

Investment income	327	323
Interest expense	(1,440)	(483)
Other income (deductions), net	(33)	1,926
Minority interest	(588)	(1,360)

Income before income taxes	20,684	19,896

Income taxes	(7,777)	(7,561)

Net income	$12,907	$12,335

Earnings per share:
Basic	$.40	$.38

Diluted	$.40	$.38

*See Note 3 for discussion of the retrospective adoption of SFAS No. 123(R).

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollar amounts in thousands, except per share data)

	Three Months Ended
	December 31,
	2005	2004*
		(restated)

Cash flows from operating activities:
Net income	$12,907	$12,335
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,400	4,928
Minority interest	588	1,360
Stock-based compensation expense	1,361	629
Change in deferred taxes	(287)	174
Changes in working capital items	(5,424)	(5,589)
Increase (decrease) in other assets	(275)	1,185
Increase in estimated finishing costs	15	84
Increase in other liabilities	1,368	608
Increase (decrease) in postretirement benefits	(176)	11
Net gain on sale of assets	(72)	(65)

Net cash provided by operating activities	15,405	15,660

Cash flows from investing activities:
Capital expenditures	(3,804)	(3,163)
Proceeds from sale of assets	53	44
Acquisitions	(9,533)	(1,212)
Purchases of investments	(49)	(44)

Net cash used in investing activities	(13,333)	(4,375)

Cash flows from financing activities:
Proceeds from long-term debt	7,327	779
Payments on long-term debt	(11,357)	(4,853)
Proceeds from the sale of treasury stock	326	3,202
Purchases of treasury stock	-	(11,983)
Tax benefit of exercised stock options	281	1,890
Dividends	(1,603)	(1,449)
Distributions to minority interests	(3,726)	(972)

Net cash used in financing activities	(8,752)	(13,386)

Effect of exchange rate changes on cash	(599)	734

Net decrease in cash and cash equivalents	$(7,279)	$(1,367)

*See Note 3 for discussion of the retrospective adoption of SFAS No. 123(R).

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005
(Dollar amounts in thousands, except per share data)

Note 1. Nature of Operations

Matthews International Corporation ("Matthews"), founded in 1850 and incorporated in Pennsylvania in 1902, is a designer, manufacturer and marketer principally of memorialization products and brand solutions. Memorialization products consist primarily of bronze memorials and memorialization products, caskets and cremation equipment for the cemetery and funeral home industries. Brand solutions include graphics imaging products and services, marking products, and merchandising solutions. The Company's products and operations are comprised of six business segments: Bronze, Casket, Cremation, Graphics Imaging, Marking Products and Merchandising Solutions. The Bronze segment is a leading manufacturer of cast bronze memorials and other memorialization products, cast and etched architectural products and is a leading builder of mausoleums in the United States. The Casket segment is a leading casket manufacturer in the United States and produces a wide variety of wood and metal caskets. The Cremation segment is a leading designer and manufacturer of cremation equipment and cremation caskets primarily in North America. The Graphics Imaging segment manufactures and provides printing plates, pre-press services and imaging services for the corrugated and primary packaging industries. The Marking Products segment designs, manufactures and distributes a wide range of marking and coding equipment and consumables, and industrial automation products for identifying, tracking and conveying various consumer and industrial products, components and packaging containers. The Merchandising Solutions segment designs and manufactures merchandising displays and systems and provides creative merchandising and marketing solutions services.

The Company has manufacturing and marketing facilities in the United States, Canada, Mexico, Australia, and Europe.

Note 2. Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information for commercial and industrial companies and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three months ended December 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2005. Certain amounts derived from the Annual Report on Form 10-K for the year ended September 30, 2005 have been restated for the retrospective adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), “Stock-Based Payment”, (“SFAS No. 123(R)”) (See Note 3). The consolidated financial statements include all domestic and foreign subsidiaries in which the Company maintains an ownership interest and has operating control. All intercompany accounts and transactions have been eliminated.

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

In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("FSP 115-1"), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 is required to be applied to reporting periods beginning after December 15, 2005 and is required to be adopted by the Company in the second quarter of fiscal 2006.
The Company does not expect the adoption of FSP 115-1 to have a material impact on its consolidated results of operations and financial condition.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Dollar amounts in thousands, except per share data)

Reclassifications and restatements:
Prior period amounts have been adjusted to reflect the modified retrospective adoption method of SFAS No. 123(R) (See Note 3). In addition, certain reclassifications have been made in the Consolidated Statements of Cash Flows for prior periods to conform to the current period presentation.

Note 3. Stock-Based Compensation

The Company has a stock incentive plan that provides for grants of incentive stock options, non-statutory stock options and restricted share awards in an aggregate number not to exceed 15% of the outstanding shares of the Company’s common stock. The plan is administered by the Compensation Committee of the Board of Directors. The option price for each stock option that may be granted under the plan may not be less than the fair market value of the Company's common stock on the date of grant. The aggregate number of shares of the Company's common stock that may be issued upon exercise of stock options was 4,808,419 shares at December 31, 2005. Outstanding stock options are exercisable in various share amounts based on the attainment of certain market value levels of Class A Common Stock. In addition, options generally vest in one-third increments after three, four and five years, respectively, from the grant date (but, in any event, not until the attainment of the certain market value levels). The options expire on the earlier of ten years from the date of grant, upon employment termination, or within specified time limits following voluntary employment termination (with the consent of the Company), retirement or death. The Company generally settles employee stock option exercises with treasury shares.

Prior to October 1, 2005, the Company accounted for its stock-based compensation plan in accordance with the intrinsic value provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, (“APB No. 25”) and provided the required pro-forma disclosures of SFAS No. 123, “Accounting for Stock-Based Compensation”, (“SFAS No. 123”). Effective October 1, 2005, the Company adopted SFAS No. 123(R) using the modified retrospective method. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the employee requisite service period. In accordance with SFAS No. 123(R), financial statements for all periods prior to October 1, 2005 have been adjusted to give effect to the fair-value based method of accounting for all awards granted in fiscal years beginning after December 15, 1994. Amounts previously disclosed as pro-forma adjustments have been reflected in earnings for all prior periods.

The following table details the impact of retrospective application of SFAS No. 123(R) on previously reported amounts:

	Restated	As previously reported
For the quarter ended December 31, 2004:
Operating profit	$19,490	$20,119
Income before income taxes	$19,896	$20,525
Net income	$12,335	$12,725
Earnings per share of common stock:
Basic	$.38	$.39
Diluted	$.38	$.39
Net cash provided by operating activities	$15,660	$16,578
Net cash used in financing activities	$13,386	$14,304

At September 30, 2005:
Deferred income taxes and other assets	$26,314	$22,926
Total assets	$665,455	$662,067
Additional paid-in capital	$29,524	$14,113
Retained earnings	$350,311	$362,334
Total shareholders’ equity	$337,749	$334,361

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Dollar amounts in thousands, except per share data)

For the three month periods ended December 31, 2005 and 2004, stock-based compensation cost totaled $1,361 and $629, respectively. The associated future income tax benefit recognized was $531 and $239 for the three month periods ended December 31, 2005 and 2004, respectively.

For the three month periods ended December 31, 2005 and 2004, the amount of cash received from the exercise of stock options was $326 and $3,202, respectively. In connection with these exercises, the tax benefits realized by the Company for the three-month periods ended December 31, 2005 and 2004 were $281and $1,890, respectively.

The transactions for shares under options for the quarter ended December 31, 2005 were as follows:

			Weighted-
			average	Aggregate
		Weighted-average	remaining	intrinsic
	Shares	exercise price	contractual term	value
Outstanding, September 30, 2005	2,090,607	$25.50
Granted	610,500	37.31
Exercised	29,436	12.21
Expired or forfeited	24,390	24.03
Outstanding, December 31, 2005	2,647,281	$28.38	7.7	$21,252
Exercisable, December 31, 2005	796,587	$19.71	5.8	$13,304
Shares reserved for future options	2,161,138

The weighted-average grant date fair value of options granted for the three-month periods ended December 31, 2005 and 2004 was $9.47 and $11.61, respectively. The fair value of shares earned during the three month periods ended December 31, 2005 and 2004 was $2,679 and $575, respectively. The intrinsic value of options (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during the three month periods ended December 31, 2005 and 2004 was $787 and $5,430, respectively.

The transactions for non-vested shares for the quarter ended December 31, 2005 were as follows:

		Weighted-average
		grant-date
Non-vested shares	Shares	fair value
Non-vested at October 1, 2005	1,621,874	$9.58
Granted	610,500	9.47
Vested	(398,124)	6.73
Expired or forfeited	(23,556)	7.97
Non-vested at December 31, 2005	1,810,694	$9.54

As of December 31, 2005 the total unrecognized compensation cost related to non-vested stock options was approximately $7,445. This cost is expected to be recognized over a weighted-average period of 3.9 years in accordance with the vesting periods of the options.

As of October 1, 2005, the fair value of each option grant is estimated on the date of grant using a binomial lattice valuation model. Prior to October 1, 2005, the fair value of each option award was estimated on the grant date using a Black-Scholes valuation model. The following table indicates the assumptions used in estimating fair value for the quarters ended December 31, 2005 and 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Dollar amounts in thousands, except per share data)

	Three Months Ended December 31,

	2005	2004
	(Binomial Lattice)	(Black-Scholes)
Expected volatility	24.0%	24.2%
Dividend yield	.6%	1.0%
Average risk free interest rate	4.4%	3.9%
Average expected term (years)	5.5	7.9

The risk free interest rate is based on United States Treasury yields at the date of grant. The dividend yield is based on the most recent dividend payment and average stock price over the 12 months prior to the grant date. Expected volatilities are based on the implied volatility of market traded options and the historical volatility of the Company’s stock price. The expected term represents an estimate of the period of time options are expected to remain outstanding. Separate employee groups and option characteristics are considered separately for valuation purposes.

Under the Company’s Director Fee Plan, directors who are not also officers of the Company each receive, as an annual retainer fee, either cash or shares of the Company's Class A Common Stock equivalent to $30. Where the annual retainer fee is provided in shares, each director may elect to be paid these shares on a current basis or have such shares credited to a deferred stock account as phantom stock, with such shares to be paid to the director subsequent to leaving the Board. Directors may also elect to receive the common stock equivalent of meeting fees credited to a deferred stock account. The value of deferred shares is recorded in other liabilities. A total of 51,313 shares had been deferred under the Director Fee Plan at December 31, 2005. Additionally, beginning in fiscal 2005, directors who are not also officers of the Company each receive an annual stock-based grant (non-statutory stock options, stock appreciation rights and/or restricted shares) with a value of $40. A total of 17,500 stock options have been granted under the plan, all of which were outstanding and unvested at December 31, 2005. A total of 500,000 shares have been authorized to be issued under the Director Fee Plan.

Note 4. Income Taxes

Income tax provisions for the Company’s interim periods are based on the effective income tax rate expected to be applicable for the full year. The difference between the estimated effective tax rate for fiscal 2006 of 37.6% and the Federal statutory rate of 35.0% primarily reflects the impact of state and foreign income taxes.

Note 5. Earnings Per Share

	Three Months Ended
	December 31,
	2005	2004

Net income	$12,907	12,335

Weighted-average common shares outstanding	32,037,851	32,318,551
Dilutive securities, primarily stock options	261,805	225,625
Diluted weighted-average common shares outstanding	32,299,656	32,544,176

Basic earnings per share	$.40	$.38
Diluted earnings per share	$.40	$.38

Net income and earnings per share for 2004 have been restated to reflect the adoption of SFAS No. 123(R) (see Note 3).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Dollar amounts in thousands, except per share data)

Note 6. Segment Information

The Company's products and operations consist of two principal businesses that are comprised of three operating segments each, as described under Nature of Operations (Note 1): Memorialization Products (Bronze, Casket and Cremation) and Brand Solutions (Graphics Imaging, Marking Products and Merchandising Solutions). Management evaluates segment performance based on operating profit (before income taxes) and does not allocate non-operating items such as investment income, interest expense, other income (deductions), net and minority interest.

The Company adopted SFAS No. 123(R), effective October 1, 2005 (see Note 3). Accordingly, the impact of stock options granted has been included in the operating results noted below, with prior periods restated to include the pro- forma amounts previously reported under SFAS No. 123 using a Black-Scholes valuation model.

Information about the Company's segments follows:

	Three Months Ended
	December 31,
	2005	2004
Sales to external customers:
Memorialization:
Bronze	$48,684	$43,979
Casket	48,194	29,699
Cremation	5,710	5,147
	102,588	78,825
Brand Solutions:
Graphics Imaging	33,290	34,907
Marking Products	12,261	10,424
Merchandising Solutions	21,970	24,550
	67,521	69,881

	$170,109	$148,706

Operating profit:
Memorialization:
Bronze	$11,926	$10,141
Casket	3,588	3,366
Cremation	573	(195)
	16,087	13,312
Brand Solutions:
Graphics Imaging	3,554	3,157
Marking Products	1,935	1,592
Merchandising Solutions	842	1,429
	6,331	6,178

	$22,418	$19,490

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Dollar amounts in thousands, except per share data)

Note 7. Comprehensive Income

Comprehensive income consists of net income adjusted for changes, net of the related income tax effect, in cumulative foreign currency translation, the fair value of derivatives, unrealized investment gains and losses and minimum pension liability. For the three months ended December 31, 2005 and 2004, comprehensive income was $10,807 and $20,566, respectively. Comprehensive income for the three months ended December 31, 2004 has been restated to reflect the adoption of SFAS No. 123(R) (see Note 3).

Note 8. Goodwill and Other Intangible Assets

Goodwill related to business combinations is not amortized but is subject to annual review for impairment. In general, when the carrying value of a reporting unit exceeds its implied fair value, an impairment loss must be recognized. For purposes of testing for impairment the Company uses a combination of valuation techniques, including discounted cash flows. Intangible assets are amortized over their estimated useful lives unless such lives are considered to be indefinite. A significant decline in cash flows generated from these assets may result in a write-down of the carrying values of the related assets. The Company performs its annual impairment review in the second fiscal quarter.

Changes to goodwill, net of accumulated amortization, for the three months ended December 31, 2005, were as follows.

				Graphics	Marking	Merchandising
	Bronze	Casket	Cremation	Imaging	Products	Solutions	Consolidated

Balance at September 30, 2005	$73,029	$91,977	$6,536	$73,970	$5,213	$9,947	$260,672
Additions during period	-	978	-	254	-	-	1,232
Translation and other adjustments	(392)	-	-	(1,199)	-	-	(1,591)
Balance at December 31, 2005	$72,637	$92,955	$6,536	$73,025	$5,213	$9,947	$260,313

The additions to Graphics Imaging goodwill relate to additional consideration paid in accordance with various purchase agreements related to European Graphics businesses. The addition to Casket goodwill relates to the acquisition of a small domestic casket distributor.

The following tables summarize the carrying amounts and related accumulated amortization for intangible assets as of December 31, 2005 and September 30, 2005, respectively.

	Carrying	Accumulated
	Amount	Amortization		Net
December 31, 2005:
Trade names	$23,418	$	- *	$23,418
Customer relationships	20,730		(1,808)	18,922
Copyrights/patents/other	4,888		(1,629)	3,259
	$49,036		$(3,437)	$45,599

September 30, 2005:
Trade names	$23,585	$	- *	$23,585
Customer relationships	20,778		(1,517)	19,261
Copyrights/patents/other	4,952		(1,401)	3,551
	$49,315		$(2,918)	$46,397
* Not subject to amortization

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Dollar amounts in thousands, except per share data)

The decrease in intangible assets during fiscal 2006 was due to amortization and the impact of fluctuations in foreign currency exchange rates on intangible assets denominated in foreign currencies.

Amortization expense on intangible assets was $545 and $437 for the three month periods ended December 31, 2005 and 2004, respectively. Amortization expense is estimated to be $2,150 in 2006, $1,800 in 2007, $1,800 in 2008, $1,750 in 2009 and $1,300 in 2010.

Note 9. Debt

The Company has a Revolving Credit Facility with a syndicate of financial institutions which allows for borrowings up to $150,000. Borrowings under the amended facility, which is scheduled to mature on April 30, 2009, bear interest at LIBOR plus a factor ranging from .50% to 1.00% based on the Company’s leverage ratio. The leverage ratio is defined as net indebtedness divided by EBITDA (earnings before interest, taxes, depreciation and amortization). The Company is required to pay an annual commitment fee ranging from .20% to .30% (based on the Company’s leverage ratio) of the unused portion of the facility. The Revolving Credit Facility, as amended, requires the Company to maintain certain leverage and interest coverage ratios. A portion of the facility (not to exceed $10,000) is available for the issuance of trade and standby letters of credit. Outstanding borrowings on the Revolving Credit Facility at December 31, 2005 were $116,667. The weighted-average interest rate on outstanding borrowings at December 31, 2005 and 2004 was 3.75% and 3.13%, respectively.

In April 2004, the Company entered into an interest rate swap that fixed, for a five-year period, the interest rate on borrowings in an initial amount of $50,000. The interest rate was fixed at 2.66% plus a factor based on the Company’s leverage ratio (the factor was .50% at December 31, 2005). The interest rate swap was designated as a cash flow hedge of the future variable interest payments under the Revolving Credit Facility which are considered probable of occurring. Based on the Company’s assessment, all of the critical terms of the hedge matched the underlying terms of the hedged debt and related forecasted interest payments and as such, these hedges were considered effective. Equal quarterly principal payments of $2,500 plus interest are due on this borrowing until its maturity in April 2009.

Effective September 30, 2005, the Company entered into an interest rate swap that fixed, for the period through the maturity of the Revolving Credit Facility, the interest rate on additional borrowings in an initial amount of $50,000. The interest rate was fixed at 4.14% plus a factor based on the Company’s leverage ratio (the factor was .50% at December 31, 2005). The interest rate swap was designated as a cash flow hedge of the future variable interest payments under the Revolving Credit Facility, which are considered probable of occurring. Based on the Company’s assessment, all of the critical terms of the hedge match the underlying terms of the hedged debt and related forecasted interest payments and as such, these hedges are considered effective. Equal quarterly principal payments of $3,333 plus interest are due on this $50,000 portion of the borrowing until its maturity in April 2009.

The fair value of the interest rate swaps reflected an unrealized gain of $1,732 ($1,057 after tax) at December 31, 2005 that is included in shareholders’ equity as part of accumulated other comprehensive income. Assuming market rates remain constant with the rates at December 31, 2005, approximately $317 of the $1,057 gain included in accumulated other comprehensive income is expected to be recognized in earnings as an adjustment to interest expense over the next twelve months.

The Company, through its wholly-owned subsidiary, Matthews International GmbH (“MIGmbH”), has a credit facility with a bank for borrowings up to 10.0 million Euros. At December 31, 2005, outstanding borrowings under the credit facility totaled 10.0 million Euros ($11,840). The weighted-average interest rate on outstanding borrowings of MIGmbH was 2.87% at December 31, 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Dollar amounts in thousands, except per share data)

The Company, through its wholly-owned subsidiary, Caggiati S.p.A., has several loans with various Italian banks. Outstanding borrowings on these loans totaled 8.8 million Euros ($10,362) at December 31, 2005. Caggiati S.p.A. also has four lines of credit totaling 11.3 million Euros ($13,344) with the same Italian banks. Outstanding borrowings on these lines were 3.0 million Euros ($3,520) at December 31, 2005. The weighted-average interest rate on outstanding borrowings of Caggiati S.p.A. at December 31, 2005 and 2004 was 2.85% and 2.71%, respectively.

Note 10. Pension and Other Postretirement Benefit Plans

The Company provides defined benefit pension and other postretirement plans to certain employees. The following represents the net periodic pension and other postretirement benefit cost for the plans:

	Pension		Other Postretirement
Three months ended December 31,	2005	2004	2005	2004

Service cost	$1,127	$927	$158	$126
Interest cost	1,475	1,404	307	293
Expected return on plan assets	(1,708)	(1,583)	-	-
Amortization:
Prior service cost	(4)	21	(322)	(322)
Net actuarial loss	499	345	161	123

Net benefit cost	$1,389	$1,114	$304	$220

Benefit payments under the Company’s principal retirement plan are made from plan assets, while benefit payments under the postretirement benefit plan are made from the Company’s operating funds. Under IRS regulations, the Company is not required to make any significant contributions to its principal retirement plan in fiscal year 2006. As of December 31, 2005, contributions of $74 and $537 have been made under the supplemental retirement plan and postretirement plan, respectively. The Company currently anticipates contributing an additional $271 and $424 under the supplemental retirement plan and postretirement plan, respectively, for the remainder of fiscal 2006.

Note 11. Acquisitions

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Dollar amounts in thousands, except per share data)

The following unaudited pro-forma information presents a summary of the consolidated results of Matthews combined with Milso as if the acquisition had occurred on October 1, 2004:
	Three Months Ended
	December 31,
	2005	2004
Sales	$170,109	$166,642
Income before taxes	20,684	19,571
Net income	12,907	12,596
Earnings per share	$.40	$.39

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement:

The following discussion should be read in conjunction with the consolidated financial statements of Matthews International Corporation and related notes thereto included in this Quarterly Report on Form 10-Q and the Company's Annual Report on Form 10-K for the year ended September 30, 2005. Any forward-looking statements contained herein are included pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks and uncertainties that may cause the Company's actual results in future periods to be materially different from management's expectations. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove correct. Factors that could cause the Company's results to differ materially from the results discussed in such forward-looking statements principally include changes in domestic or international economic conditions, changes in foreign currency exchange rates, changes in the cost of materials used in the manufacture of the Company’s products, changes in death rates, changes in product demand or pricing as a result of consolidation in the industries in which the Company operates or as a result of domestic or international competitive pressures, unknown risks in connection with the Company's acquisitions, and technological factors beyond the Company's control. In addition, although the Company does not have any single customer that would be considered individually significant to consolidated sales, the potential loss of one or more of the Company’s larger customers could be considered a risk factor.

Results of Operations:

The following table sets forth certain income statement data of the Company expressed as a percentage of net sales for the periods indicated. Prior period results have been restated to reflect the adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”, (“SFAS No. 123(R)”) using the modified retrospective method.

	Three months ended		Years ended
	December 31,		September 30,
	2005	2004	2005	2004
Sales	100.0%	100.0%	100.0%	100.0%
Gross profit	36.0%	32.6%	34.9%	38.1%
Operating profit	13.2%	13.1%	15.4%	18.7%
Income before taxes	12.2%	13.4%	14.5%	17.5%
Net income	7.6%	8.3%	9.1%	10.7%

Sales for the quarter ended December 31, 2005 were $170.1 million and were $21.4 million, or 14.4%, higher than sales of $148.7 million for the three months ended December 31, 2004. The increase resulted principally from the acquisition of Milso Industries (“Milso”) in July 2005 and higher sales in the Bronze, Cremation and Marking Products segments. These increases were offset partially by the effect of lower foreign currency values against the U.S. dollar. For the first quarter of fiscal 2006, changes in foreign currency values against the U.S. dollar had an unfavorable impact of approximately $2.9 million on the Company’s consolidated sales compared to the quarter ended December 31, 2004.

Bronze segment sales for the fiscal 2006 first quarter were $48.7 million, compared to $44.0 million for the fiscal 2005 first quarter. This increase of 10.7% primarily reflected higher volume and prices for memorial products and higher mausoleum sales. Sales for the Casket segment were $48.2 million for the quarter ended December 31, 2005, compared to fiscal 2005 first quarter sales of $29.7 million. The increase reflected the acquisition of Milso, offset partially by lower unit volume in certain territories where the Company’s caskets are sold through independent distributors. Sales for the Cremation segment were $5.7 million for the first quarter of fiscal 2006, compared to $5.1 million for the same period a year ago. The increase reflected higher sales of both cremation equipment and cremation caskets. Sales for the Graphics Imaging segment in the first quarter of fiscal 2006 were $33.3 million, compared to $34.9 million for the same period a year ago. The decrease primarily resulted from the decline in the value of foreign currencies against the U.S. dollar. Marking Products segment sales for the quarter ended December 31, 2005 were $12.3 million, compared to $10.4 million for the fiscal 2005 first quarter. The increase of $1.9 million, or 17.6%, was principally due to higher product demand, particularly in the segment’s industrial automation business. Sales for the Merchandising Solutions segment were $22.0 million for the first quarter of fiscal 2006, compared to $24.6 million for the same period a year ago. The first quarter of fiscal 2005 included sales for several large promotional programs that did not repeat this fiscal year.

Gross profit for the quarter ended December 31, 2005 was $61.2 million, compared to $48.4 million for the same period a year ago, representing an increase of $12.8 million, or 26.4%. Consolidated gross profit as a percent of sales increased from 32.6% for the first quarter of fiscal 2005 to 36.0% for the fiscal 2006 first quarter. The increase in consolidated gross profit primarily reflected the acquisition of Milso during the fourth quarter of fiscal 2005, higher sales in the Bronze, Cremation and Marking Products segments and the effects of recent manufacturing improvements and cost reduction initiatives. These gains were partially offset by lower foreign currency values against the U.S. dollar and operating costs at the Company’s new casket manufacturing facility in Mexico.

Selling and administrative expenses for the three months ended December 31, 2005 were $38.8 million, compared to $28.9 million for the first quarter of fiscal 2005. The increase of $9.9 million, or 34.1%, primarily resulted from the acquisition of Milso during the fourth quarter of fiscal 2005. Consolidated selling and administrative expenses as a percent of sales were 22.8% for the quarter ended December 31, 2005, compared to 19.5% for the same period last year. The increase primarily reflected the acquisition of Milso. As a distributor of caskets, Milso has higher selling and administrative expenses as a percentage of sales.

Operating profit for the quarter ended December 31, 2005 was $22.4 million, compared to $19.5 million for the three months ended December 31, 2004. The increase of 15.0% reflected higher operating income in five of the Company’s six operating segments. Bronze segment operating profit for the fiscal 2006 first quarter was $11.9 million, compared to $10.1 million for the first quarter of fiscal 2005. The increase reflected higher sales and the continuing effects of productivity improvements. Operating profit for the Casket segment for the first quarter of fiscal 2006 was $3.6 million, compared to $3.4 million for the first quarter of fiscal 2005. The increase reflected the Milso acquisition, offset by lower sales in several territories and operating costs at the Company’s new casket manufacturing facility in Mexico. Cremation segment operating profit for the quarter ended December 31, 2005 was $573,000, compared to an operating loss of $195,000 for the same period a year ago. The increase reflected higher sales, improved pricing and cost reduction initiatives. The Graphics Imaging segment operating profit for the quarter ended December 31, 2005 was $3.6 million, compared to $3.2 million for the three months ended December 31, 2004. The increase reflected cost structure changes implemented in the fiscal 2005 fourth quarter, offset partially by lower foreign currency values against the U.S. dollar. Operating profit for the Marking Products segment for the fiscal 2006 first quarter was $1.9 million, compared to $1.6 million for the same period a year ago. The increase primarily resulted from higher sales. The Merchandising Solutions segment operating profit was $842,000 for the first quarter of fiscal 2006, compared to $1.4 million for the same period in fiscal 2005. The decrease primarily reflected lower sales in fiscal 2006 compared to fiscal 2005.

Investment income for the three months ended December 31, 2005 was $327,000, compared to $323,000 for the quarter ended December 31, 2004. Interest expense for the fiscal 2006 first quarter was $1.4 million, compared to $483,000 for the same period last year. The increase in interest expense primarily reflected higher debt levels during the quarter ended December 31, 2005, compared to the same quarter in fiscal 2005. The increased debt level in fiscal 2006 primarily resulted from additional borrowings under the Company’s domestic Revolving Credit Facility in connection with the acquisition of Milso.

Other income (deductions), net, for the quarter ended December 31, 2005 represented a reduction in pre-tax income of $33,000, compared to an increase in pre-tax income of $1.9 million for the same quarter last year. Other income in the first quarter of fiscal 2005 primarily reflected one-time foreign currency exchange gains on intercompany advances to foreign affiliates.

Minority interest deduction for the fiscal 2006 first quarter was $588,000, compared to $1.4 million for the first quarter of fiscal 2005. The lower minority interest deduction for the fiscal 2006 first quarter primarily resulted from the Company’s purchase of an additional ownership interest in S+T Gesellschaft fur Reprotechnik GmbH (“S+T”), one of the Company’s less than wholly-owned foreign subsidiaries (see “Acquisitions”).

The Company's effective tax rate for the three months ended December 31, 2005 was 37.6%, which is the same as the effective tax rate for the fiscal year ended September 30, 2005. The difference between the Company's effective tax rate and the Federal statutory rate of 35.0% primarily reflected the impact of state and foreign income taxes.

Goodwill:

Goodwill related to business combinations is not amortized, but is subject to annual review for impairment. In general, when the carrying value of a reporting unit exceeds its implied fair value, an impairment loss must be recognized. For purposes of testing for impairment the Company uses a combination of valuation techniques, including discounted cash flows. The Company performs its annual impairment review in its second fiscal quarter.

Liquidity and Capital Resources:

Net cash provided by operating activities was $15.4 million for the three months ended December 31, 2005, compared to $15.7 million for the first quarter of fiscal 2005. Operating cash flow for both periods primarily reflected net income adjusted for depreciation, amortization, stock-based compensation expense and an increase in minority interest, partially offset by working capital changes principally as a result of payment of year end bonus accruals. In addition, the fiscal 2006 first fiscal quarter reflected an increase in inventories as the Company expands its casket distribution capabilities.

Cash used in investing activities was $13.3 million for the three months ended December 31, 2005, compared to $4.4 million for the three months ended December 31, 2004. Investing activities for the first quarter of fiscal 2006 primarily included capital expenditures of $3.8 million and a cash payment of $8.3 million for an additional ownership interest in S+T. Investing activities for the first quarter of fiscal 2005 primarily consisted of capital expenditures of $3.2 million.

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

Cash used in financing activities for the quarter ended December 31, 2005 was $8.8 million, primarily reflecting net payments on long-term debt of $4.0 million, proceeds of $326,000 from the sale of treasury stock (stock option exercises), a tax benefit of $281,000 from exercised stock options, dividends of $1.6 million to the Company's shareholders and distributions of $3.7 million to minority interests. Cash used in financing activities for the quarter ended December 31, 2004 was $13.4 million, primarily reflecting net payments on long-term debt of $4.1 million, purchases of treasury stock of $12.0 million, proceeds of $3.2 million from the sale of treasury stock (stock option exercises), a tax benefit of $1.9 million from exercised stock options, dividends of $1.4 million to the Company's shareholders and distributions of $1.0 million to minority interests.

The Company has a Revolving Credit Facility with a syndicate of financial institutions, which allows for borrowings up to $150.0 million. Borrowings under the amended facility, which is scheduled to mature on April 30, 2009, bear interest at LIBOR plus a factor ranging from .50% to 1.00% based on the Company’s leverage ratio. The leverage ratio is defined as net indebtedness divided by EBITDA (earnings before interest, taxes, depreciation and amortization). The Company is required to pay an annual commitment fee ranging from .20% to .30% (based on the Company’s leverage ratio) of the unused portion of the facility. The Revolving Credit Facility requires the Company to maintain certain leverage and interest coverage ratios. A portion of the facility (not to exceed $10.0 million) is available for the issuance of trade and standby letters of credit. Outstanding borrowings on the Revolving Credit Facility at December 31, 2005 were $116.7 million. The weighted-average interest rate on outstanding borrowings at December 31, 2005 and 2004 was 3.75% and 3.13%, respectively.

In April 2004, the Company entered into an interest rate swap that fixed, for a five-year period, the interest rate on borrowings in an initial amount of $50.0 million. The interest rate was fixed at 2.66% plus a factor based on the Company’s leverage ratio (the factor was .50% at December 31, 2005). The interest rate swap was designated as a cash flow hedge of the future variable interest payments under the Revolving Credit Facility which are considered probable of occurring. Based on the Company’s assessment, all of the critical terms of the hedge matched the underlying terms of the hedged debt and related forecasted interest payments and as such, these hedges were considered highly effective. Equal quarterly principal payments of $2.5 million plus interest are due on this $50.0 million borrowing until its maturity in April 2009.

Effective September 30, 2005, the Company entered into an additional interest rate swap that fixed, for the period through maturity of the Revolving Credit Facility, the interest rate on additional borrowings in an initial amount of $50.0 million. The interest rate was fixed at 4.14% plus a factor based on the Company’s leverage ratio (the factor was .50% at December 31, 2005). The interest rate swap was designated as a cash flow hedge of the future variable interest payments under the Revolving Credit Facility which are considered probable of occurring. Based on the Company’s assessment, all of the critical terms of the hedge match the underlying terms of the hedged debt and related forecasted interest payments and as such, these hedges were considered highly effective. Equal quarterly principal payments of $3.3 million plus interest are due on this $50.0 million borrowing until its maturity in April 2009.

The fair value of the interest rate swaps reflected an unrealized gain of $1.7 million ($1.1 million after tax) at December 31, 2005 that is included in equity as part of accumulated other comprehensive income. Assuming market rates remain constant with the rates at December 31, 2005, approximately $317,000 of the $1.1 million gain included in accumulated other comprehensive income is expected to be recognized in earnings as an adjustment to interest expense over the next twelve months.

The Company, through its wholly-owned subsidiary, Matthews International GmbH (“MIGmbH”), has a credit facility with a bank for borrowings up to 10.0 million Euros. At December 31, 2005, outstanding borrowings under the credit facility totaled 10.0 million Euros ($11.8 million). The weighted-average interest rate on outstanding MIGmbH related borrowings was 2.87% at December 31, 2005.

The Company, through its wholly-owned subsidiary, Caggiati S.p.A., has several loans with various Italian banks. Outstanding borrowings on these loans totaled 8.8 million Euros ($10.4 million) at December 31, 2005. Caggiati S.p.A. also has four lines of credit totaling approximately 11.3 million Euros ($13.3 million) with the same Italian banks. Outstanding borrowings on these lines were 3.0 million Euros ($3.5 million) at December 31, 2005. The weighted-average interest rate on outstanding borrowings of Caggiati S.p.A. at December 31, 2005 and 2004 was 2.85% and 2.71%, respectively.

The Company has a stock repurchase program, which was initiated in 1996. Under the program, the Company's Board of Directors has authorized the repurchase of a total of 10,000,000 shares (adjusted for stock splits) of Matthews common stock, of which 8,621,396 shares have been repurchased as of December 31, 2005. The buy-back program is designed to increase shareholder value, enlarge the Company's holdings of its common stock, and add to earnings per share. Repurchased shares may be retained in treasury, utilized for acquisitions, or reissued to employees or other purchasers, subject to the restrictions of the Company’s Articles of Incorporation.

Consolidated working capital of the Company was $92.4 million at December 31, 2005, compared to $86.6 million at September 30, 2005. Cash and cash equivalents were $32.3 million at December 31, 2005, compared to $39.6 million at September 30, 2005. The Company's current ratio was 1.7 at December 31, 2005 compared to 1.6 at September 30, 2005.

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

At December 31, 2005, an accrual of $10.4 million was recorded for environmental remediation (of which $868,000 has been classified in other current liabilities), representing management's best estimate of the probable and reasonably estimable costs of the Company's known remediation obligations. The accrual, which reflects previously established reserves assumed with the acquisition of York and additional reserves recorded as a purchase accounting adjustment, does not consider the effects of inflation and anticipated expenditures are not discounted to their present value. While final resolution of these contingencies could result in costs different than current accruals, management believes the ultimate outcome will not have a significant effect on the Company's consolidated results of operations or financial position.

Acquisitions:

On September 30, 2005, the Company acquired an additional 30% interest in S+T for a price of $8.3 million, which was paid in October 2005. The Company had acquired a 50% interest in S+T in 1998.

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

The significant factors impacting the Company’s fiscal 2006 first quarter were the continued increase in the cost of bronze ingot, the recent acquisition of Milso, operating costs for the Company’s new casket facility in Mexico and the low profitability rate of the Merchandising Solutions segment. While cost structure initiatives, productivity improvements and facility consolidation efforts are intended to address some of this impact, these factors are expected to continue to be a challenge for the remainder of the fiscal year, particularly in the competitive markets served by the Company.

Additionally, the Company’s Casket segment is undergoing a transition in strategy for the distribution of its casket products. With the acquisition of Milso, which has its own casket distribution capabilities, the Company’s casket sales are now made through a combination of independent distributors and Company-owned distribution facilities under both the Milso and York brand names. The Company intends to continue to evaluate its casket distribution strategies for each of its sales territories to determine the appropriate combination of sales through independent distributors and Company-owned operations that will provide the highest level of support for our customers and the opportunity for growth in the casket market. Although it is possible any actions taken as a result of this evaluation may result in near-term volatility in the operating results of this segment, our strategies will be designed toward the long-term growth of this business.

Based on anticipated internal growth, the impact of the Company’s recent acquisitions and the factors discussed above, the Company’s current projections for diluted earnings per share are at the lower end of its previously disclosed range of $2.10 to $2.15 for the fiscal year ending September 30, 2006.

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

A summary of the Company's significant accounting policies are included in the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended September 30, 2005. Management believes that the application of these policies on a consistent basis enables the Company to provide useful and reliable financial information about the company's operating results and financial condition. The following accounting policies involve significant estimates, which are considered critical to the preparation of the Company's consolidated financial statements.

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

Share-Based Payment:

Prior to October 1, 2005, the Company accounted for its stock-based compensation plan in accordance with the intrinsic value provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and provided the required pro-forma disclosures of SFAS No. 123, “Accounting for Stock-Based Compensation”. Effective October 1, 2005, the Company adopted SFAS No. 123(R) using the modified retrospective method. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the employee requisite service period. In accordance with SFAS No. 123(R), financial statements for all periods prior to October 1, 2005 have been adjusted to give effect to the fair-value method of accounting for all awards granted in fiscal years beginning after December 15, 1994. Amounts previously disclosed as pro-forma adjustments have been reflected in earnings for all prior periods.

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

At December 31, 2005, the Company held 351,999 memorials and 247,311 vases in its storage facilities under the “pre-need” sales program.

Construction revenues are recognized under the percentage-of-completion method of accounting using the cost-to-cost method. The Company offers rebates to certain customers participating in volume purchase programs. Rebates are estimated and recorded as a reduction in sales at the time the Company’s products are sold.

LONG-TERM CONTRACTUAL OBLIGATIONS AND COMMITMENTS:

The following table summarizes the Company’s contractual obligations at December 31, 2005, and the effect such obligations are expected to have on its liquidity and cash flows in future periods.

	Payments due in fiscal year:
		2006			After
	Total	Remainder	2007 to 2008	2009 to 2010	2011
Contractual Cash Obligations:	(Dollar amounts in thousands)
Revolving credit facilities	$128,507	$17,500	$46,667	$64,340	$-
Notes payable to banks	10,362	910	2,428	2,428	4,596
Short-term borrowings	3,520	3,520	-	-	-
Capital lease obligations	2,615	921	1,667	27	-
Non-cancelable operating leases	34,365	6,186	12,368	7,645	8,166

Total contractual cash obligations	$179,369	$29,037	$63,130	$74,440	$12,762

A significant portion of the loans included in the table above bear interest at variable rates. At December 31, 2005, the weighted-average interest rate was 3.75% on the Company’s domestic Revolving Credit Facility, 2.87% on the credit facility through the Company’s wholly-owned German subsidiary, and 2.85% on bank loans to the Company’s wholly-owned subsidiary, Caggiati S.p.A.

Benefit payments under the Company’s principal retirement plan are made from plan assets, while benefit payments under the supplemental retirement plan and postretirement benefit plan are funded from the Company’s operating cash. The Company does not currently expect to make any significant contributions to its principal retirement plan in fiscal 2006. As of December 31, 2005, contributions of $74,000 and $537,000 have been made under the supplemental retirement plan and postretirement plan, respectively. The Company currently anticipates contributing an additional $271,000 and $424,000 under the supplemental retirement plan and postretirement plan, respectively, for the remainder of fiscal 2006.

The Company believes that its current liquidity sources, combined with its operating cash flow and borrowing capacity, will be sufficient to meet its capital needs for the foreseeable future.

Accounting Pronouncements:

In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("FSP 115-1"), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 is required to be applied to reporting periods beginning after December 15, 2005 and is required to be adopted by the Company in the second quarter of fiscal 2006. The Company does not expect the adoption of FSP 115-1 to have a material impact on its consolidated results of operations and financial condition.

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

Interest Rates - The Company’s most significant long-term debt instrument is the domestic Revolving Credit Facility which bears interest at variable rates based on LIBOR. In April 2004, the Company entered into an interest rate swap that fixed, for a five-year period, the interest rate on borrowings in an initial amount of $50.0 million ($35.0 million outstanding at December 31, 2005). The interest rate was fixed at 2.66% plus a factor based on the Company’s leverage ratio (the factor was .50% at December 31, 2005). The interest rate swap was designated as a cash flow hedge of the future variable interest payments under the Revolving Credit Facility which are considered probable of occurring. Effective September 30, 2005, the Company entered into an additional interest rate swap that fixed, for the period through the maturity of the Revolving Credit Facility, the interest rate on the additional borrowings in an initial amount of $50.0 million ($46.7 million outstanding at December 31, 2005). The interest rate was fixed at 4.14% plus a factor based on the Company’s leverage ratio (the factor was .50% at December 31, 2005). The interest rate swap was designated as a cash flow hedge of the future variable interest payments under the Revolving Credit Facility which are considered probable of occurring. The fair value of the interest rate swaps reflected an unrealized gain of $1.7 million ($1.1 million after tax) at December 31, 2005, that is included in equity as part of accumulated other comprehensive income. A decrease of 10% in market interest rates (i.e. a decrease from 3.5% to 3.15%) would result in a decrease of approximately $661,000 in the fair value of the interest rate swaps.

Commodity Price Risks - In the normal course of business, the Company is exposed to commodity price fluctuations related to the purchases of certain materials and supplies (such as bronze ingot, steel and wood) used in its manufacturing operations. The Company obtains competitive prices for materials and supplies when available.

Foreign Currency Exchange Rates - The Company is subject to changes in various foreign currency exchange rates, including the Euro, the British Pound, Canadian dollar, Australian dollar and Swedish Krona, in the conversion from local currencies to the U.S. dollar of the reported financial position and operating results of its non-U.S. based subsidiaries. An adverse change of 10% in exchange rates would have resulted in a decrease in sales of $3.8 million and a decrease in operating income of $659,000 for the three months ended December 31, 2005.

Item 4. Controls and Procedures

Based on their evaluation at the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures
(as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There have been no changes in the Company’s internal controls over financial reporting that occurred during the fiscal quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In August 2005, The York Group, Inc. (“York”), a wholly-owned subsidiary of the Company, was served with Civil Investigative Demands (“CIDs”) from the Attorneys General in Maryland and Florida. Thereafter, in October 2005, York was also served with a CID from the Attorney General in Connecticut. The pending CIDs are part of a multi-state investigation in which the Attorneys General from Maryland, Florida and Connecticut have requested information from various sources, including several national owners and operators of funeral homes, as well as several manufacturers of caskets, regarding alleged anti-competitive practices in the funeral service industry. As one of many potential sources of information, York has already timely responded to the document production request communicated through the CIDs. Presently, the investigation continues to remain in the preliminary stages and the scope of the investigation has been limited to evaluating the sale of caskets in the funeral service industry.

It is possible that resolution of the foregoing matter could be unfavorable to the Company; however, given the preliminary nature of this proceeding, the Company does not presently have sufficient information to estimate the materiality of such impact.

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

The lawsuit against Yorktowne, its shareholders and Batesville remains pending and the defendants have filed an appeal of the Court’s injunction ruling to the Superior Court of Pennsylvania. The Superior Court has not, as of yet, set a date for an oral argument addressing the merits of the defendants’ appeal.

Item 2. Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Stock Repurchase Plan

The Company has a stock repurchase program, which was initiated in 1996. Under the program, the Company's Board of Directors has authorized the repurchase of a total of 10,000,000 shares (adjusted for stock splits) of Matthews common stock, of which 8,621,396 shares have been repurchased as of December 31, 2005. The Company did not purchase any shares of Matthews common stock in the first three months of fiscal 2006.

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

On November 18, 2005, Matthews filed a Current Report on Form 8-K under Items 2.02 and 5.02 in connection with a press release announcing its earnings for fiscal 2005 and the election of Joseph C. Bartolacci to the Matthews Board of Directors, effective November 15, 2005.

On December 19, 2005 Matthews filed a Current Report on Form 8-K under Item 7.01 in connection with the announcement that its wholly-owned subsidiary, The York Group, Inc., declined to exercise its right of first refusal under its distribution agreement with Yorktowne Caskets, Inc. (“Yorktowne”) and accordingly will not match the offer of Batesville Services, Inc. to purchase the stock of Yorktowne.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATTHEWS INTERNATIONAL CORPORATION
(Registrant)

Date: February 7, 2006	/s/ David M. Kelly
David M. Kelly, Chairman of the Board
and Chief Executive Officer

Date: February 7, 2006	/s/ Steven F. Nicola
Steven F. Nicola, Chief Financial Officer,
Secretary and Treasurer