Form 10-Q
period 2006-03-31
MATTHEWS INTERNATIONAL CORP
filed 2006-05-09
CIK 63296

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10‑Q

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Quarterly Period Ended March 31, 2006

Commission File No. 0‑9115

MATTHEWS INTERNATIONAL CORPORATION
(Exact Name of registrant as specified in its charter)

PENNSYLVANIA	25‑0644320
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

TWO NORTHSHORECENTER, PITTSBURGH, PA	15212‑5851
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code	(412) 442‑8200

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.  Check one:

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

As of April 30, 2006, shares of common stock outstanding were:

                Class A Common Stock 32,120,370 shares

PART I ‑ FINANCIAL INFORMATION
MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands, except per share data)

	March 31, 2006		September 30, 2005*
	(unaudited)		(restated)
ASSETS
Current assets:
Cash and cash equivalents		$36,640		$39,555
Short-term investments		68		67
Accounts receivable, net		108,562		115,362
Inventories		81,624		71,333
Other current assets		7,590		5,816

Total current assets		234,484		232,133
Investments		11,076		11,072
Property, plant and equipment: Cost	192,956		186,232
Less accumulated depreciation	(104,389)		(97,365)
		88,567		88,867
Deferred income taxes and other assets		27,709		26,314
Goodwill		280,125		260,672
Other intangible assets, net		45,153		46,397

Total assets		$687,114		$665,455

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Long-term debt, current maturities		$30,084		$28,721
Accounts payable		20,821		43,524
Accrued compensation		28,520		32,858
Accrued income taxes		10,244		11,640
Other current liabilities		29,958		28,834

Total current liabilities		119,627		145,577

Long-term debt		136,757		118,952
Postretirement benefits		28,084		25,508
Deferred income taxes		7,621		7,589
Environmental reserve		9,437		9,607
Other liabilities and deferred revenue		17,405		20,473

Shareholders' equity:
Common stock	36,334		36,334
Additional paid-in capital	32,382		29,524
Retained earnings	376,860		350,311
Accumulated other comprehensive income	(1,812)		(1,359)
Treasury stock, at cost	(75,581)		(77,061)
		368,183		337,749

Total liabilities and shareholders' equity		$687,114		$665,455

*See Note 3 for discussion of the retrospective adoption of SFAS No. 123(R).

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollar amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2006	2005*	2006	2005*
		(restated)		(restated)

Sales	$181,068	$156,243	$351,177	$304,949
Cost of sales	(114,121)	(101,857)	(223,033)	(202,144)

Gross profit	66,947	54,386	128,144	102,805

Selling and administrative expenses	(37,886)	(28,875)	(76,665)	(57,804)

Operating profit	29,061	25,511	51,479	45,001

Investment income	244	316	571	639
Interest expense	(1,576)	(538)	(3,016)	(1,021)
Other income (deductions), net	(18)	(335)	(51)	1,591
Minority interest	(704)	(1,212)	(1,292)	(2,572)

Income before income taxes	27,007	23,742	47,691	43,638

Income taxes	(10,155)	(9,021)	(17,932)	(16,582)

Net income	$16,852	$14,721	$29,759	$27,056

Earnings per share:
Basic	$.53	$.46	$.93	$.84

Diluted	$.52	$.45	$.92	$.83

*See Note 3 for discussion of the retrospective adoption of SFAS No. 123(R).

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollar amounts in thousands, except per share data)

	Six Months Ended
	March 31,
	2006	2005*
		(restated)

Cash flows from operating activities:
Net income	$29,759	$27,056
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,706	9,832
Minority interest	1,292	2,572
Stock-based compensation expense	2,448	1,503
Change in deferred taxes	(899)	(618)
Changes in working capital items	(22,342)	(13,904)
Increase (decrease) in other assets	(271)	906
Increase (decrease) in other liabilities	(400)	190
Increase in postretirement benefits	2,576	1,940
Net (gain) loss on sale of assets	67	(320)

Net cash provided by operating activities	22,936	29,157

Cash flows from investing activities:
Capital expenditures	(7,488)	(7,909)
Proceeds from sale of assets	90	735
Acquisitions, net of cash acquired	(29,900)	(6,693)
Purchases of investments	(104)	(467)
Proceeds from disposition of investments	7	1,514

Net cash used in investing activities	(37,395)	(12,820)

Cash flows from financing activities:
Proceeds from long-term debt	38,299	1,622
Payments on long‑term debt	(21,019)	(10,474)
Proceeds from the sale of treasury stock	1,421	4,477
Purchases of treasury stock	(36)	(27,078)
Tax benefit of exercised stock options	710	2,295
Dividends	(3,210)	(2,886)
Distributions to minority interests	(3,910)	(3,926)

Net cash (used in) provided by financing activities	12,255	(35,970)

Effect of exchange rate changes on cash	(711)	(50)

Net decrease in cash and cash equivalents	$(2,915)	$(19,683)

*See Note 3 for discussion of the retrospective adoption of SFAS No. 123(R).

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(Dollar amounts in thousands, except per share data)

Note 1.   Nature of Operations

Matthews International Corporation ("Matthews" or the “Company”), founded in 1850 and incorporated in Pennsylvania in 1902, is a designer, manufacturer and marketer principally of memorialization products and brand solutions.  Memorialization products consist primarily of bronze memorials and other memorialization products, caskets and cremation equipment for the cemetery and funeral home industries.  Brand solutions include graphics imaging products and services, marking products, and merchandising solutions. The Company's products and operations are comprised of six business segments:  Bronze, Casket, Cremation, Graphics Imaging, Marking Products and Merchandising Solutions.  The Bronze segment is a leading manufacturer of cast bronze memorials and other memorialization products, cast and etched architectural products and is a leading builder of mausoleums in the United States.  The Casket segment is a leading casket manufacturer in the United States and produces a wide variety of wood and metal caskets.  The Cremation segment is a leading designer and manufacturer of cremation equipment and cremation caskets primarily in North America. The Graphics Imaging segment manufactures and provides printing plates, pre-press services and imaging services for the corrugated and primary packaging industries.  The Marking Products segment designs, manufactures and distributes a wide range of marking and coding equipment and consumables, and industrial automation products for identifying, tracking and conveying various consumer and industrial products, components and packaging containers.  The Merchandising Solutions segment designs and manufactures merchandising displays and systems and provides creative merchandising and marketing solutions services.

The Company has manufacturing and marketing facilities in the United States, Canada, Mexico, Australia, and Europe.

Note 2.   Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information for commercial and industrial companies and the instructions to Form 10‑Q and Rule 10‑01 of Regulation S‑X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three and six months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10‑K for the year ended September 30, 2005.  Certain amounts derived from the Annual Report on Form 10-K for the year ended September 30, 2005 have been restated for the retrospective adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), “Stock-Based Payment”, (“SFAS No. 123(R)”) (See Note 3).  The consolidated financial statements include all domestic and foreign subsidiaries in which the Company maintains an ownership interest and has operating control.  All intercompany accounts and transactions have been eliminated.

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

In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("FSP 115-1"), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 was adopted by the Company in the second quarter of fiscal 2006 as required and had no material impact on the Company’s consolidated financial position and results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Dollar amounts in thousands, except per share data)

Reclassifications and restatements:
Prior period amounts have been adjusted to reflect the modified retrospective adoption method of SFAS No. 123(R) (See Note 3).   In addition, certain reclassifications have been made in the Consolidated Statements of Cash Flows and Consolidated Balance Sheets for prior periods to conform to the current period presentation.

Note 3.   Stock-Based Compensation

The Company has a stock incentive plan that provides for grants of incentive stock options, non-statutory stock options and restricted share awards in an aggregate number not to exceed 15% of the outstanding shares of the Company’s common stock.  The plan is administered by the Compensation Committee of the Board of Directors.  The option price for each stock option that may be granted under the plan may not be less than the fair market value of the Company's common stock on the date of grant.  The aggregate number of shares of the Company's common stock that may be issued upon exercise of stock options was 4,817,765 shares at March 31, 2006.  Outstanding stock options are exercisable in various share amounts based on the attainment of certain market value levels of Class A Common Stock.  In addition, options generally vest in one-third increments after three, four and five years, respectively, from the grant date (but, in any event, not until the attainment of the certain market value levels).  The options expire on the earlier of ten years from the date of grant, upon employment termination, or within specified time limits following voluntary employment termination (with the consent of the Company), retirement or death.  The Company generally settles employee stock option exercises with treasury shares.

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

The following table details the impact of retrospective application of SFAS No. 123(R) on previously reported amounts:

	Restated	As previously reported
For the quarter ended March 31, 2005:
Operating profit	$25,511	$26,385
Income before income taxes	$23,742	$24,616
Net income	$14,721	$15,263
Earnings per share of common stock:
Basic	$.46	$.47
Diluted	$.45	$.47

For the six months ended March 31, 2005:
Operating profit	$45,001	$46,504
Income before income taxes	$43,638	$45,141
Net income	$27,056	$27,988
Earnings per share of common stock:
Basic	$.84	$.87
Diluted	$.83	$.86
Net cash provided by operating activities	$29,157	$27,526
Net cash used in financing activities	$35,970	$34,339

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Dollar amounts in thousands, except per share data)

		As previously
	Restated	reported
At September 30, 2005:
Deferred income taxes and other assets	$26,314	$22,926
Total assets	$665,455	$662,067
Additional paid-in capital	$29,524	$14,113
Retained earnings	$350,311	$362,334
Total shareholders’ equity	$337,749	$334,361

For the three month periods ended March 31, 2006 and 2005, stock-based compensation cost totaled $1,087 and $874, respectively.  For the six month periods ended March 31, 2006 and 2005, stock-based compensation cost totaled $2,448 and $1,503, respectively.  The associated future income tax benefit recognized was $424 and $332 for the three month periods ended March 31, 2006 and 2005, respectively, and was $955 and $571 for the six month periods ended March 31, 2006 and 2005, respectively.

The amount of cash received from the exercise of stock options was $1,095 and $1,275, for the three month periods ended March 31, 2006 and 2005, respectively, and $1,421 and $4,477, for the six month periods ended March 31, 2006 and 2005, respectively.  In connection with these exercises, the tax benefits realized by the Company were $429 and $405 for the three month periods ended March 31, 2006 and 2005, respectively, and $710 and $2,295 for the six month periods ended March 31, 2006 and 2005, respectively.

The transactions for shares under options for the six months ended March 31, 2006 were as follows:

			Weighted-
		Weighted-	average
		average	remaining	Aggregate
		exercise	contractual	intrinsic
	Shares	price	term	value
Outstanding, September 30, 2005	2,090,607	$25.50
Granted	610,500	37.31
Exercised	87,116	16.66
Expired or forfeited	24,390	24.03
Outstanding, March 31, 2006	2,589,601	$28.59	7.7	$25,034
Exercisable, March 31, 2006	856,759	$20.40	5.9	$15,299
Shares reserved for future options	2,228,164

The weighted-average grant date fair value of options granted for the six month periods ended March 31, 2006 and 2005 was $9.47 and $11.61, respectively.  The fair value of shares earned was $915 and $1,148, during the three month periods ended March 31, 2006 and 2005, respectively, and $3,594 and $1,723 during the six month periods ended March 31, 2006 and 2005, respectively.  The intrinsic value of options (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during the six month periods ended March 31, 2006 and 2005 was $1,887 and $6,681, respectively.

The transactions for non-vested shares for the six months ended March 31, 2006 were as follows:

		Weighted-average
		grant-date
Non-vested shares	Shares	fair value
Non-vested at October 1, 2005	1,621,874	$9.58
Granted	610,500	9.47
Vested	(515,976)	6.97
Expired or forfeited	(23,556)	7.97
Non-vested at March 31, 2006	1,692,842	$9.66

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Dollar amounts in thousands, except per share data)

As of March 31, 2006 the total unrecognized compensation cost related to non-vested stock options was approximately $6,358.   This cost is expected to be recognized over a weighted-average period of 3.8 years in accordance with the vesting periods of the options.

As of October 1, 2005, the fair value of each option grant is estimated on the date of grant using a binomial lattice valuation model.  Prior to October 1, 2005, the fair value of each option award was estimated on the grant date using a Black-Scholes valuation model.  The following table indicates the assumptions used in estimating fair value for the six month periods ended March 31, 2006 and 2005.

	Six Months Ended March 31,

	2006	2005
	(Binomial Lattice)	(Black-Scholes)
Expected volatility	24.0%	24.2%
Dividend yield	.6%	1.0%
Average risk free interest rate	4.4%	3.9%
Average expected term (years)	5.5	7.9

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

Under the Company’s Director Fee Plan, directors who are not also officers of the Company each receive, as an annual retainer fee, either cash or shares of the Company's Class A Common Stock equivalent to $30.  Where the annual retainer fee is provided in shares, each director may elect to be paid these shares on a current basis or have such shares credited to a deferred stock account as phantom stock, with such shares to be paid to the director subsequent to leaving the Board.  Directors may also elect to receive the common stock equivalent of meeting fees credited to a deferred stock account.  The value of deferred shares is recorded in other liabilities.  A total of 51,313 shares had been deferred under the Director Fee Plan at March 31, 2006.  Additionally, beginning in fiscal 2005, directors who are not also officers of the Company each receive an annual stock-based grant (non-statutory stock options, stock appreciation rights and/or restricted shares) with a value of $40.  A total of 22,300 stock options have been granted under the plan, all of which were outstanding and unvested at March 31, 2006.  Additionally, 4,800 shares of restricted stock were granted in March 2006 under the plan.  The restricted shares generally vest two years after the date of issuance.  A total of 500,000 shares have been authorized to be issued under the Director Fee Plan.

Note 4.   Income Taxes

Income tax provisions for the Company’s interim periods are based on the effective income tax rate expected to be applicable for the full year. The difference between the estimated effective tax rate for fiscal 2006 of 37.6% and the Federal statutory rate of 35.0% primarily reflects the impact of state and foreign income taxes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Dollar amounts in thousands, except per share data)

Note 5.   Earnings Per Share

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2006	2005	2006	2005

Net income	$16,852	14,721	$29,759	$27,056

Weighted-average common shares outstanding	32,087,041	32,141,437	32,063,349	32,219,152
Dilutive securities, primarily stock options	206,038	203,639	263,975	209,471
Diluted weighted-average common shares outstanding	32,293,079	32,345,076	32,327,324	32,428,623

Basic earnings per share	$.53	$.46	$.93	$.84
Diluted earnings per share	$.52	$.45	$.92	$.83

Net income and earnings per share for 2005 have been restated to reflect the adoption of SFAS No. 123(R) (see Note 3).

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

Information about the Company's segments follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
Sales to external customers:
Memorialization:
Bronze	$53,138	$50,584	$101,822	$94,563
Casket	55,204	33,176	103,398	62,875
Cremation	6,672	5,552	12,382	10,699
	115,014	89,312	217,602	168,137
Brand Solutions:
Graphics Imaging	34,258	35,496	67,548	70,403
Marking Products	13,027	10,459	25,288	20,883
Merchandising Solutions	18,769	20,976	40,739	45,526
	66,054	66,931	133,575	136,812

	$181,068	$156,243	$351,177	$304,949

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Dollar amounts in thousands, except per share data)

	Three Months Ended March 31,		Six Months Ended March 31,

	2006	2005	2006	2005
Operating profit:
Memorialization:
Bronze	$15,025	$14,601	$26,951	$24,742
Casket	6,909	5,193	10,497	8,559
Cremation	1,115	180	1,688	(15)
	23,049	19,974	39,136	33,286
Brand Solutions:
Graphics Imaging	4,064	3,511	7,618	6,668
Marking Products	2,421	1,525	4,356	3,117
Merchandising Solutions	(473)	501	369	1,930
	6,012	5,537	12,343	11,715

	$29,061	$25,511	$51,479	$45,001

Note 7.   Comprehensive Income

Comprehensive income consists of net income adjusted for changes, net of the related income tax effect, in cumulative foreign currency translation, the fair value of derivatives, unrealized investment gains and losses and minimum pension liability. For the three months ended March 31, 2006 and 2005, comprehensive income was $18,717 and $11,008, respectively.For the six months ended March 31, 2006 and 2005, comprehensive income was $29,306 and $31,574, respectively.Comprehensive income for the three and six month periods ended March 31, 2005 has been restated to reflect the adoption of SFAS No. 123(R) (see Note 3).

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

Changes to goodwill, net of accumulated amortization, for the six months ended March 31, 2006, were as follows.

				Graphics	Marking	Merchandising
	Bronze	Casket	Cremation	Imaging	Products	Solutions	Consolidated

Balance at September 30, 2005	$73,029	$91,977	$6,536	$73,970	$5,213	$9,947	$260,672
Additions during period	-	13,019	-	6,302	-	-	19,321
Translation and other adjustments	66	-	-	66	-	-	132
Balance at March 31, 2006	$73,095	$104,996	$6,536	$80,338	$5,213	$9,947	$280,125

The additions to Graphics Imaging goodwill relate primarily to the purchase of the Doyle Group.  The additions to Casket goodwill relate to the acquisition of Royal Casket and a smaller domestic casket distributor.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Dollar amounts in thousands, except per share data)

The following tables summarize the carrying amounts and related accumulated amortization for intangible assets as of March 31, 2006 and September 30, 2005, respectively.

	Carrying	Accumulated
	Amount	Amortization		Net
March 31, 2006
Trade names	$23,480	$	-*	$23,480
Customer relationships	20,748		(2,104)	18,644
Copyrights/patents/other	4,921		(1,892)	3,029
	$49,149		$(3,996)	$45,153

September 30, 2005
Trade names	$23,585	$	-*	$23,585
Customer relationships	20,778		(1,517)	19,261
Copyrights/patents/other	4,952		(1,401)	3,551
	$49,315		$(2,918)	$46,397
*Not subject to amortization

 Note 9.   Debt

The Company has a Revolving Credit Facility with a syndicate of financial institutions which allows for borrowings up to $150,000.  Borrowings under the amended facility, which is scheduled to mature on April 30, 2009, bear interest at LIBOR plus a factor ranging from .50% to 1.00% based on the Company’s leverage ratio.  The leverage ratio is defined as net indebtedness divided by EBITDA (earnings before interest, taxes, depreciation and amortization).  The Company is required to pay an annual commitment fee ranging from .20% to .30% (based on the Company’s leverage ratio) of the unused portion of the facility.  The Revolving Credit Facility requires the Company to maintain certain leverage and interest coverage ratios.  A portion of the facility (not to exceed $10,000) is available for the issuance of trade and standby letters of credit.  Outstanding borrowings on the Revolving Credit Facility at March 31, 2006 were $137,833.  The weighted-average interest rate on outstanding borrowings at March 31, 2006 and 2005 was 4.45% and 3.16%, respectively.

In April 2004, the Company entered into an interest rate swap that fixed, for a five-year period, the interest rate on borrowings in an initial amount of $50,000.  The interest rate was fixed at 2.66% plus a factor based on the Company’s leverage ratio (the factor was .50% at March 31, 2006).  The interest rate swap was designated as a cash flow hedge of the future variable interest payments under the Revolving Credit Facility which are considered probable of occurring.  Based on the Company’s assessment, all of the critical terms of the hedge matched the underlying terms of the hedged debt and related forecasted interest payments and as such, these hedges were considered highly effective.  Equal quarterly principal payments of $2,500 plus interest are due on this $50,000 borrowing until its maturity in April 2009.

Effective September 30, 2005, the Company entered into an interest rate swap that fixed, for the period through the maturity of the Revolving Credit Facility, the interest rate on additional borrowings in an initial amount of $50,000.  The interest rate was fixed at 4.14% plus a factor based on the Company’s leverage ratio (the factor was .50% at March 31, 2006).  The interest rate swap was designated as a cash flow hedge of the future variable interest payments under the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Dollar amounts in thousands, except per share data)

Revolving Credit Facility, which are considered probable of occurring.  Based on the Company’s assessment, all of the critical terms of the hedge match the underlying terms of the hedged debt and related forecasted interest payments and as such, these hedges are considered highly effective.  Equal quarterly principal payments of $3,333 plus interest are due on this $50,000 portion of the borrowing until its maturity in April 2009.

The fair value of the interest rate swaps reflected an unrealized gain of $2,028 ($1,237 after tax) at March 31, 2006 that is included in shareholders’ equity as part of accumulated other comprehensive income.  Assuming market rates remain constant with the rates at March 31, 2006, approximately $401 of the $1,237 gain included in accumulated other comprehensive income is expected to be recognized in earnings as an adjustment to interest expense over the next twelve months.

The Company, through its wholly-owned subsidiary, Matthews International GmbH (“MIGmbH”), has a credit facility with a bank for borrowings up to 10.0 million Euros.  At March 31, 2006, outstanding borrowings under the credit facility totaled 10.0 million Euros ($12,121).  The weighted-average interest rate on outstanding borrowings of MIGmbH was 3.07% at March 31, 2006.

The Company, through its wholly-owned subsidiary, Caggiati S.p.A., has several loans with various Italian banks.  Outstanding borrowings on these loans totaled 8.5 million Euros ($10,344) at March 31, 2006.  Caggiati S.p.A. also has three lines of credit totaling 8.4 million Euros ($10,145) with the same Italian banks.  Outstanding borrowings on these lines were 3.7 million Euros ($4,456) at March 31, 2006.  The weighted-average interest rate on outstanding borrowings of Caggiati S.p.A. at March 31, 2006 and 2005 was 3.12% and 3.20%, respectively.

Note 10.  Pension and Other Postretirement Benefit Plans
The Company provides defined benefit pension and other postretirement plans to certain employees.  The following represents the net periodic pension and other postretirement benefit cost for the plans:

	Pension		Other Postretirement
Three months ended March 31,	2006	2005	2006	2005

Service cost	$1,037	$927	$158	$127
Interest cost	1,487	1,404	307	293
Expected return on plan assets	(1,708)	(1,585)	-	-
Amortization:
Prior service cost	(4)	21	(322)	(322)
Net actuarial loss	373	344	161	124
Net benefit cost	$1,185	$1,111	$304	$222

	Pension		Other Postretirement
Six months ended March 31,	2006	2005	2006	2005

Service cost	$2,164	$1,854	$316	$253
Interest cost	2,962	2,808	614	586
Expected return on plan assets	(3,416)	(3,168)	-	-
Amortization:
Prior service cost	(8)	42	(644)	(644)
Net actuarial loss	872	689	322	247
Net benefit cost	$2,574	$2,225	$608	$442

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Dollar amounts in thousands, except per share data)

Benefit payments under the Company’s principal retirement plan are made from plan assets, while benefit payments under the supplemental retirement plan and postretirement benefit plan are funded from the Company’s operating funds. The Company does not currently expect to make any significant contributions to its principal retirement plan in fiscal 2006. As of March 31, 2006, contributions of $148 and $790 have been made under the supplemental retirement plan and postretirement plan, respectively. The Company currently anticipates contributing an additional $197 and $171 under the supplemental retirement plan and postretirement plan, respectively, for the remainder of fiscal 2006.

Note 11.  Acquisitions

Acquisition spending, net of cash acquired, during the six months ended March 31, 2006 totaled $29,900, and primarily included the following:

On March 1, 2006, the Company acquired Royal Casket Company (“Royal”), a distributor of primarily York brand caskets in the Southwest region of the United States. The transaction was structured as an asset purchase, with potential additional consideration payable contingent upon the operating performance of the acquired operations during the next five years.  The Company expects to account for this consideration as additional purchase price.  The acquisition was intended to expand Matthews’ casket distribution capabilities in the Southwestern United States.

On February 23, 2006, the Company acquired the Doyle Group (“Doyle”), a provider of reprographic services to the packaging industry, located in Oakland, California.  The transaction was structured as an asset purchase, with potential additional consideration payable contingent upon the operating performance of the acquired operations during the next three years.  The acquisition was intended to expand the Company’s graphics business in the Western United States.

On September 30, 2005, the Company acquired an additional 30% interest in S+T, which was paid in October 2005.  The Company had acquired a 50% interest in S+T in 1998.

In July 2005, the Company acquired Milso, a leading manufacturer and distributor of caskets in the United States.  Milso, headquartered in Brooklyn, New York, has manufacturing operations in Richmond, Indiana and maintains distribution centers throughout the Northeast, Mid-Atlantic, Midwest and Southwest regions of the United States.  The transaction was structured as an asset purchase, at an initial purchase price of approximately $95,000.  The transaction was also structured to include potential additional consideration of $7,500 contingent on the fiscal 2006 performance of the acquired operations.  The Company expects to account for this consideration as additional purchase price.  The acquisition was intended to expand Matthews’ products and services in the United States casket market.

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

The following unaudited pro-forma information presents a summary of the consolidated results of Matthews combined with Milso as if the acquisition had occurred on October 1, 2004:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
Sales	$181,068	$181,914	$351,177	$348,556
Income before taxes	27,007	28,797	47,691	48,367
Net income	16,852	17,392	29,759	29,988
Earnings per share	$.52	$.53	$.92	$.92

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

In June 2005, the Company paid additional consideration to the minority owner of Rudolf Reproflex GmbH (“Rudolf”) under the terms of the original acquisition agreement.  The Company had acquired a 75% interest in Rudolf in 2001.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement:

The following discussion should be read in conjunction with the consolidated financial statements of Matthews International Corporation and related notes thereto included in this Quarterly Report on Form 10-Q and the Company's Annual Report on Form 10-K for the year ended September 30, 2005.  Any forward-looking statements contained herein are included pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements involve known and unknown risks and uncertainties that may cause the Company's actual results in future periods to be materially different from management's expectations.  Although the Company believes that the expectations reflected in such forward‑looking statements are reasonable, no assurance can be given that such expectations will prove correct.  Factors that could cause the Company's results to differ materially from the results discussed in such forward-looking statements principally include changes in domestic or international economic conditions, changes in foreign currency exchange rates, changes in the cost of materials used in the manufacture of the Company’s products, changes in death rates, changes in product demand or pricing as a result of consolidation in the industries in which the Company operates or as a result of domestic or international competitive pressures, unknown risks in connection with the Company's acquisitions, and technological factors beyond the Company's control.  In addition, although the Company does not have any single customer that would be considered individually significant to consolidated sales, the potential loss of one or more of the Company’s larger customers could be considered a risk factor.

Results of Operations:

The following table sets forth certain income statement data of the Company expressed as a percentage of net sales for the periods indicated.

	Six months ended		Years ended
	March 31,		September 30,
	2006	2005	2005	2004
Sales	100.0%	100.0%	100.0%	100.0%
Gross profit	36.5%	33.7%	34.9%	38.1%
Operating profit	14.7%	14.8%	15.4%	18.7%
Income before taxes	13.6%	14.3%	14.5%	17.5%
Net income	8.5%	8.9%	9.1%	10.7%

Results of Operations:

Sales for the six months ended March 31, 2006 were $351.2 million, or 15.2%, higher than sales of $304.9 million for the six months ended March 31, 2005.  The increase resulted principally from the acquisition of Milso Industries (“Milso”) in the fourth quarter of fiscal 2005 and higher sales in the Bronze, Cremation and Marking Products segments.  These increases were offset partially by the effect of lower foreign currency values against the U.S. dollar and lower sales in the Merchandising Solutions segment.  For the six months ended March 31, 2006, changes in foreign currency values against the U.S. dollar had an unfavorable impact of approximately $5.7 million on the Company’s consolidated sales compared to the six months ended March 31, 2005.

Bronze segment sales for the first six months of fiscal 2006 were $101.8 million compared to $94.6 million for the first six months of fiscal 2005.  The increase of 7.7% in Bronze sales primarily reflected higher prices for memorial products and higher mausoleum sales.  These increases were partially offset by the effects of changes in the values of foreign currencies against the U.S. dollar.  Sales for the Casket segment were $103.4 million for the first six months of fiscal 2006 compared to $62.9 million for the same period in fiscal 2005.  The increase reflected the acquisition of Milso.  Excluding Milso, fiscal 2006 sales volume was lower than fiscal 2005, partially attributable to a lower death rate and partially related to the transition to Company-owned distribution in certain territories.  Sales for the Cremation segment were $12.4 million for the first half of fiscal 2006 compared to $10.7 million for the same period a year ago.  The increase primarily reflected higher sales and improved pricing of cremation equipment and cremation caskets.  Sales for the Graphics Imaging segment in the first half of fiscal 2006 were $67.5 million, compared to $70.4 million for the same period a year ago.  The decline primarily reflected a decrease in the value of foreign currencies against the U.S. dollar, offset by higher sales in domestic markets.  Marking Products segment sales for the six months ended March 31, 2006 were $25.3 million, compared to $20.9 million for the first six months of fiscal 2005.  The increase of $4.4 million, or 21.1%, was principally due to higher sales volume, particularly in the segment’s industrial automation business.  Sales for the Merchandising Solutions segment were $40.7 million for the first half of fiscal 2006, compared to $45.5 million for the same period a year ago.  The decline is attributable to lower volume of merchandising systems and displays.  In addition, the first half of fiscal 2005 included sales for several large customer promotional programs that did not repeat in this fiscal year.

Gross profit for the six months ended March 31, 2006 was $128.1 million, compared to $102.8 million for the six months ended March 31, 2005.  The increase in consolidated gross profit primarily reflected the acquisition of Milso during the fourth quarter of fiscal 2005, higher sales in the Bronze, Cremation and Marking Products segments and the effects of manufacturing improvements and cost reduction initiatives.  These gains were partially offset by operating costs at the Company’s new casket manufacturing facility in Mexico, lower sales in the Merchandising Solutions segment and lower foreign currency values against the U.S. dollar.  Consolidated gross profit as of percent of sales increased from 33.7% for the first half of fiscal 2005 to 36.5% for the first six months of fiscal 2006.  The increase primarily reflected the Milso acquisition and improved margins in the Graphics Imaging and Cremation segments.  These increases were partially offset by a decline in Bronze gross margin reflecting the significant rise in bronze ingot cost.

Selling and administrative expenses for the six months ended March 31, 2006 were $76.7 million, compared to $57.8 million for the first half of fiscal 2005.  Consolidated selling and administrative expenses as a percent of sales were 21.8%for the six months ended March 31, 2006, compared to 19.0% for the same period last year.  The increases primarily reflected the acquisition of Milso during the fourth quarter of fiscal 2005 and the expansion of the Casket segment’s casket distribution capabilities.  Bronze segment selling and administrative expenses decreased in fiscal 2006 compared to fiscal 2005 due to cost containment efforts intended to mitigate some of the increase in bronze metal costs.

Operating profit for the six months ended March 31, 2006 was $51.5 million, representing an increase of $6.5 million over operating profit of $45.0 million for the six months ended March 31, 2005.  The increase of 14.4% reflected higher operating income in five of the Company’s six operating segments.  Bronze segment operating profit for the first half of fiscal 2006 was $26.9 million, compared to $24.7 million for the same period in fiscal 2005.  However, for the second quarter of fiscal 2006, the increase in Bronze segment operating profit over the fiscal 2005 quarter was less than 3%, and operating profit as a percentage of sales declined from the second quarter a year ago.  The reduction in margin is directly attributable to the significant increase in bronze metal costs.  Operating profit for the Casket segment for the first six months of fiscal 2006 was $10.5 million, compared to $8.6 million for the first half of fiscal 2005.  The increase reflected the Milso acquisition, offset by lower sales in several territories, operating costs in excess of revenues at the Company’s new casket manufacturing facility in Mexico and costs incurred in connection with the shut-down of the segment’s Lynn, Indiana manufacturing facility during the second quarter of fiscal 2006.  Cremation segment operating profit for the six months ended March 31, 2006 was $1.7 million, compared to an operating loss of $15,000 for the same period a year ago.  The increase reflected higher sales, improved pricing and cost reduction initiatives.  The Graphics Imaging segment operating profit for the six months ended March 31, 2006 was $7.6 million, compared to $6.7 million for the six months ended March 31, 2005.  The increase reflected cost structure changes implemented within the segment’s U.S. and U.K. operations in the fiscal 2005 fourth quarter, offset partially by lower foreign currency values against the U.S. dollar.  Operating profit for the Marking Products segment for the first six months of fiscal 2006 was $4.4 million, compared to $3.1 million for the same period a year ago.  The increase primarily resulted from higher sales.  The Merchandising Solutions segment operating profit was $369,000 for the six months ended March 31, 2006, compared to $1.9 million for the same period in fiscal 2005.  The decrease primarily reflected lower sales in fiscal 2006 compared to fiscal 2005.  For the six months ended March 31, 2006, changes in foreign currency values against the U.S. dollar had an unfavorable impact of approximately $1.0 million on the Company’s consolidated operating profit compared to the six months ended March 31, 2005.

Investment income for the six months ended March 31, 2006 was $571,000, compared to $639,000 for the six months ended March 31, 2005.  Interest expense for the first half of fiscal 2006 was $3.0 million, compared to $1.0 million for the same period last year.  The increase in interest expense primarily reflected a higher average level of debt and higher average interest rates during the fiscal 2006 six-month periodcompared to the same period in fiscal 2005. The increased debt level in fiscal 2006 primarily resulted from additional borrowings under the Company’s domestic Revolving Credit Facility in connection with recent acquisitions.

Other income (deductions), net, for the six months ended March 31, 2006 represented a reduction in pre-tax income of $51,000, compared to an increase in pre-tax income of $1.6 million for the same period last year.  Other income in the first six months of fiscal 2005 primarily reflected foreign currency exchange gains on intercompany advances to foreign affiliates.

Minority interest deduction was $1.3 million for the first half of fiscal 2006, compared to $2.6 million for the same period in fiscal 2005.  The reduction in minority interest reflects the Company’s acquisition of an additional 30% interest in S+T Gesellschaft fur Reprotechnik GmbH (“S+T”) on September 30, 2005, and lower earnings from the Company’s other less than wholly-owned subsidiaries.

The Company's effective tax rate for the six months ended March 31, 2006 was 37.6% which is the same as the effective tax rate for the fiscal year ended September 30, 2005.  The difference between the Company's effective tax rate and the Federal statutory rate of 35.0% primarily reflected the impact of state and foreign income taxes.

Goodwill:

Goodwill related to business combinations is not amortized, but is subject to annual review for impairment.  In general, when the carrying value of a reporting unit exceeds its implied fair value, an impairment loss must be recognized.  For purposes of testing for impairment, the Company uses a combination of valuation techniques, including discounted cash flows.  The Company performed its annual impairment review in the second quarter of fiscal 2006 and determined that no additional adjustments to the carrying values of goodwill were necessary at March 31, 2006.

Liquidity and Capital Resources:

Net cash provided by operating activities was $22.9 million for the six months ended March 31, 2006, compared to $29.2 million for the first six months of fiscal 2005.  Operating cash flow for both periods primarily reflected net income adjusted for depreciation, amortization, stock-based compensation expense and an increase in minority interest, partially offset by an increase in working capital.  The year-over-year decline in cash provided by operating activities is attributable to an increase in working capital primarily resulting from the Casket segment’s investment in casket distribution capabilities.

Cash used in investing activities was $37.4 million for the six months ended March 31, 2006, compared to $12.8 million for the six months ended March 31, 2005.  Investing activities for the first six months of fiscal 2006 primarily included capital expenditures of $7.5 million and acquisition related payments of $29.9 million.  Investing activities for the first six months of fiscal 2005 primarily included capital expenditures of $7.9 million, acquisition related payments of $6.7 million and proceeds from the net disposition of assets of $1.8 million.

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

Cash provided by financing activities for the six months ended March 31, 2006 was $12.3 million, primarily reflecting net borrowings of long-term debt of $17.3 million, proceeds of $1.4 million from the sale of treasury stock (stock option exercises), a tax benefit of $710,000 from exercised stock options, payment of dividends of $3.2 million to the Company's shareholders and distributions of $3.9 million to minority interests.  Cash used in financing activities for the six months ended March 31, 2005 was $36.0 million, primarily reflecting net payments on long-term debt of $8.9 million, purchases of treasury stock of $27.1 million, payment of dividends of $2.9 million to the Company's shareholders and distributions of $3.9 million to minority interests, partially offset by proceeds of $4.5million from the sale of treasury stock (stock option exercises) and a tax benefit of $2.3 million from exercised stock options.

The Company has a Revolving Credit Facility with a syndicate of financial institutions, which allows for borrowings up to $150.0 million.  Borrowings under the amended facility, which is scheduled to mature on April 30, 2009, bear interest at LIBOR plus a factor ranging from .50% to 1.00% based on the Company’s leverage ratio.  The leverage ratio is defined as net indebtedness divided by EBITDA (earnings before interest, taxes, depreciation and amortization).  The Company is required to pay an annual commitment fee ranging from .20% to .30% (based on the Company’s leverage ratio) of the unused portion of the facility.  The Revolving Credit Facility requires the Company to maintain certain leverage and interest coverage ratios.  A portion of the facility (not to exceed $10.0 million) is available for the issuance of trade and standby letters of credit. Outstanding borrowings on the Revolving Credit Facility at March 31, 2006 were $137.8 million.  The weighted-average interest rate on outstanding borrowings at March 31, 2006 and 2005 was 4.45% and 3.16%, respectively.

In April 2004, the Company entered into an interest rate swap that fixed, for a five-year period, the interest rate on borrowings in an initial amount of $50.0 million.  The interest rate was fixed at 2.66% plus a factor based on the Company’s leverage ratio (the factor was .50% at March 31, 2006).  The interest rate swap was designated as a cash flow hedge of the future variable interest payments under the Revolving Credit Facility which are considered probable of occurring.  Based on the Company’s assessment, all of the critical terms of the hedge matched the underlying terms of the hedged debt and related forecasted interest payments and as such, these hedges were considered highly effective.  Equal quarterly principal payments of $2.5 million plus interest are due on this $50.0 million borrowing until its maturity in April 2009.

Effective September 30, 2005, the Company entered into an additional interest rate swap that fixed, for the period through maturity of the Revolving Credit Facility, the interest rate on additional borrowings in an initial amount of $50.0 million. The interest rate was fixed at 4.14% plus a factor based on the Company’s leverage ratio (the factor was .50% at March 31, 2006).  The interest rate swap was designated as a cash flow hedge of the future variable interest payments under the Revolving Credit Facility which are considered probable of occurring.  Based on the Company’s assessment, all of the critical terms of the hedge match the underlying terms of the hedged debt and related forecasted interest payments and as such, these hedges were considered highly effective.  Equal quarterly principal payments of $3.3 million plus interest are due on this $50.0 million borrowing until its maturity in April 2009.

The fair value of the interest rate swaps reflected an unrealized gain of $2.0 million ($1.2 million after tax) at March 31, 2006 that is included in equity as part of accumulated other comprehensive income.  Assuming market rates remain constant with the rates at March 31, 2006, approximately $401,000 of the $1.2 million gain included in accumulated other comprehensive income is expected to be recognized in earnings as an adjustment to interest expense over the next twelve months.

The Company, through its wholly-owned subsidiary, Matthews International GmbH (“MIGmbH”), has a credit facility with a bank for borrowings up to 10.0 million Euros.  At March 31, 2006, outstanding borrowings under the credit facility totaled 10.0 million Euros ($12.1 million).  The weighted-average interest rate on outstanding MIGmbH related borrowings was 3.07% at March 31, 2006.

The Company, through its wholly-owned subsidiary, Caggiati S.p.A., has several loans with various Italian banks.  Outstanding borrowings on these loans totaled 8.5 million Euros ($10.3 million) at March 31, 2006.  Caggiati S.p.A. also has three lines of credit totaling approximately 8.4 million Euros ($10.1 million) with the same Italian banks.  Outstanding borrowings on these lines were 3.7 million Euros ($4.5 million) at March 31, 2006.   The weighted-average interest rate on outstanding borrowings of Caggiati S.p.A. at March 31, 2006 and 2005 was 3.12% and 3.20%, respectively.

The Company has a stock repurchase program, which was initiated in 1996.  Under the program, the Company's Board of Directors has authorized the repurchase of a total of 10,000,000 shares (adjusted for stock splits) of Matthews common stock, of which 8,622,396 shares have been repurchased as of March 31, 2006.  The buy-back program is designed to increase shareholder value, enlarge the Company's holdings of its common stock, and add to earnings per share.  Repurchased shares may be retained in treasury, utilized for acquisitions, or reissued to employees or other purchasers, subject to the restrictions of the Company’s Articles of Incorporation.

Consolidated working capital of the Company was $114.9 million at March 31, 2006, compared to $86.6 million at September 30, 2005.  Cash and cash equivalents were $36.6 million at March 31, 2006, compared to $39.6 million at September 30, 2005.  The Company's current ratio was 2.0 at March 31, 2006, compared to 1.6 at September 30, 2005.

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

At March 31, 2006, an accrual of $10.2 million was recorded for environmental remediation (of which $769,000 has been classified in other current liabilities), representing management's best estimate of the probable and reasonably estimable costs of the Company's known remediation obligations.  The accrual, which reflects previously established reserves assumed with the acquisition of York and additional reserves recorded as a purchase accounting adjustment, does not consider the effects of inflation and anticipated expenditures are not discounted to their present value.  While final resolution of these contingencies could result in costs different than current accruals, management believes the ultimate outcome will not have a significant effect on the Company's consolidated results of operations or financial position.

Acquisitions:

Acquisition spending, net of cash acquired, during the six months ended March 31, 2006 totaled $29.9 million, and primarily included the following:

On March 1, 2006, the Company acquired Royal Casket Company (“Royal”), a distributor of primarily York brand caskets in the Southwest region of the United States. The transaction was structured as an asset purchase with potential additional consideration payable contingent upon the operating performance of the acquired operations during the next five years.  The Company expects to account for this consideration as additional purchase price.  The acquisition was intended to expand Matthews’ casket distribution capabilities in the Southwestern United States.

On February 23, 2006, the Company acquired the Doyle Group (“Doyle”), a provider of reprographic services to the packaging industry, located in Oakland, California.  The transaction was structured as an asset purchase, with potential additional consideration payable contingent upon the operating performance of the acquired operations during the next three years.  The acquisition was intended to expand the Company’s graphics business in the Western United States.

On September 30, 2005, the Company acquired an additional 30% interest in S+T, which was paid in October 2005.  The Company had acquired a 50% interest in S+T in 1998.

In July 2005, the Company acquired Milso, a leading manufacturer and distributor of caskets in the United States.  Milso, headquartered in Brooklyn, New York, has manufacturing operations in Richmond, Indiana and maintains distribution centers throughout the Northeast, Mid-Atlantic, Midwest and Southwest regions of the United States.  The transaction was structured as an asset purchase, at an initial purchase price of approximately $95.0 million.  The transaction was also structured to include potential additional consideration of $7.5 million contingent on the fiscal 2006 performance of the acquired operations.  The Company expects to account for this consideration as additional purchase price.  The acquisition was intended to expand Matthews’ products and services in the United States casket market.

In June 2005, the Company paid additional consideration to the minority owner of Rudolf Reproflex GmbH (“Rudolf”) under the terms of the original acquisition agreement.  The Company had acquired a 75% interest in Rudolf in 2001.

Forward-Looking Information:

The Company’s objective with respect to operating performance is to increase annual earnings per share in the range of 12% to 15% annually.  For the past eleven fiscal years, the Company has achieved an average annual increase in earnings per share of 15.7%.  Matthews has a three-pronged strategy to attain the annual growth rate objective, which has remained unchanged from the prior year.  This strategy consists of the following:  internal growth (which includes productivity improvements, new product development and the expansion into new markets with existing products), acquisitions and share repurchases under the Company’s stock repurchase program.

The significant factors impacting the Company’s results for the first six months of fiscal 2006 were the continued increase in the cost of bronze ingot, the recent acquisition of Milso, operating costs for the Company’s new casket facility in Mexico and the low profitability rate of the Merchandising Solutions segment.  While cost structure initiatives, productivity improvements and facility consolidation efforts are intended to address some of this impact, these factors are expected to continue to be a challenge for the remainder of the fiscal year, particularly in the competitive markets served by the Company.

Additionally, the Company’s Casket segment is undergoing a transition in strategy for the distribution of its casket products.  With the recent acquisitions by this segment, the Company’s casket sales are now made through a combination of independent distributors and Company-owned distribution facilities under both the Milso and York brand names.  The Company intends to continue to evaluate its casket distribution strategies for each of its sales territories to determine the appropriate combination of sales through independent distributors and Company-owned operations that will provide the highest opportunity for growth in the casket market.  Although it is possible any actions taken as a result of this evaluation may result in near-term volatility in the operating results of this segment, our strategies will be designed toward the long-term growth of this business.

Earlier in the fiscal year the Company was cautiously optimistic that diluted earnings per share growth in fiscal 2006 would exceed our annual long-term target.  However, based on current anticipated internal growth, the impact of the Company’s recent acquisitions and the factors discussed above, the Company’s current projections for diluted earnings per share are more in line with our traditional 12 percent to 15 percent growth target and are expected to be in the range of $2.00 to $2.10 per share.

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

At March 31, 2006, the Company held 351,267 memorials and 246,748 vases in its storage facilities under the “pre-need” sales program.

Construction revenues are recognized under the percentage-of-completion method of accounting using the cost-to-cost method.  The Company offers rebates to certain customers participating in volume purchase programs.  Rebates are estimated and recorded as a reduction in sales at the time the Company’s products are sold.

LONG-TERM CONTRACTUAL OBLIGATIONS AND COMMITMENTS:

The following table summarizes the Company’s contractual obligations at March 31, 2006, and the effect such obligations are expected to have on its liquidity and cash flows in future periods.

	Payments due in fiscal year:
		2006			After
	Total	Remainder	2007 to 2008	2009 to 2010	2011
Contractual Cash Obligations:	(Dollar amounts in thousands)
Revolving credit facilities	$149,955	$11,667	$46,667	$91,621	$-
Notes payable to banks	10,265	621	2,486	2,486	4,672
Short-term borrowings	4,456	4,456	-	-	-
Capital lease obligations	2,265	603	1,626	36	-
Non-cancelable operating leases	32,379	4,250	12,198	7,705	8,226

Total contractual cash obligations	$199,320	$21,597	$62,977	$101,848	$12,898

A significant portion of the loans included in the table above bear interest at variable rates. At March 31, 2006, the weighted-average interest rate was 4.45% on the Company’s domestic Revolving Credit Facility, 3.07% on the credit facility through the Company’s wholly-owned German subsidiary, and 3.12% on bank loans to the Company’s wholly-owned subsidiary, Caggiati S.p.A.

Benefit payments under the Company’s principal retirement plan are made from plan assets, while benefit payments under the supplemental retirement plan and postretirement benefit plan are funded from the Company’s operating cash. The Company does not currently expect to make any significant contributions to its principal retirement plan in fiscal 2006. As of March 31, 2006, contributions of $148,000 and $790,000 have been made under the supplemental retirement plan and postretirement plan, respectively. The Company currently anticipates contributing an additional $197,000 and $171,000 under the supplemental retirement plan and postretirement plan, respectively, for the remainder of fiscal 2006.

The Company believes that its current liquidity sources, combined with its operating cash flow and borrowing capacity, will be sufficient to meet its capital needs for the foreseeable future.

Accounting Pronouncements:

In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("FSP 115-1"), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 was adopted by the Company in the second quarter of fiscal 2006 as required and had no material impact on the Company’s consolidated financial position and results of operations.

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

Interest Rates - The Company’s most significant long-term debt instrument is the domestic Revolving Credit Facility which bears interest at variable rates based on LIBOR.  In April 2004, the Company entered into an interest rate swap that fixed, for a five-year period, the interest rate on borrowings in an initial amount of $50.0 million ($32.5 million outstanding at March 31, 2006).  The interest rate was fixed at 2.66% plus a factor based on the Company’s leverage ratio (the factor was .50% at March 31, 2006).  The interest rate swap was designated as a cash flow hedge of the future variable interest payments under the Revolving Credit Facility which are considered probable of occurring.  Effective September 30, 2005, the Company entered into an additional interest rate swap that fixed, for the period through the maturity of the Revolving Credit Facility, the interest rate on the additional borrowings in an initial amount of $50.0 million ($43.3 million outstanding at March 31, 2006).  The interest rate was fixed at 4.14% plus a factor based on the Company’s leverage ratio (the factor was .50% at March 31, 2006).  The interest rate swap was designated as a cash flow hedge of the future variable interest payments under the Revolving Credit Facility which are considered probable of occurring.  The fair value of the interest rate swaps reflected an unrealized gain of $2.0 million ($1.2 million after tax) at March 31, 2006, that is included in equity as part of accumulated other comprehensive income.  A decrease of 10% in market interest rates (i.e. a decrease from 3.5% to 3.15%) would result in a decrease of approximately $732,000 in the fair value of the interest rate swaps.

Commodity Price Risks - In the normal course of business, the Company is exposed to commodity price fluctuations related to the purchases of certain materials and supplies (such as bronze ingot, steel and wood) used in its manufacturing operations. The Company obtains competitive prices for materials and supplies when available.

Foreign Currency Exchange Rates - The Company is subject to changes in various foreign currency exchange rates, including the Euro, the British Pound, Canadian dollar, Australian dollar and Swedish Krona, in the conversion from local currencies to the U.S. dollar of the reported financial position and operating results of its non-U.S. based subsidiaries.  An adverse change of 10% in exchange rates would have resulted in a decrease in sales of $7.7 million and a decrease in operating income of $1.4 million for the six months ended March 31, 2006.

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

There have been no changes in the Company’s internal controls over financial reporting that occurred during the fiscal quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II ‑ OTHER INFORMATION

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

The lawsuit against Yorktowne, its shareholders and Batesville remains pending and the defendants have filed appeals of the Court’s injunction ruling to the Superior Court of Pennsylvania.   The Superior Court has not, as of yet, set a date to address the merits of the defendants’ appeals and, accordingly, the preliminary injunction issued on November 9, 2005 remains in force.

In February 2006, Yorktowne and its shareholders filed a complaint in the Court of Common Pleas of Allegheny County, Pennsylvania against the Company, York and Milso Industries, Inc. (“Milso”) alleging, in part, that the Company, York and Milso breached York’s distributor agreement with Yorktowne dated April 15, 2005, as well as tortuously interfered with Yorktowne’s contractual and prospective contractual relations.  Yorktowne alleges entitlement to various monetary damages, including a specific claim for $58.0 million.

It is possible that resolution of the foregoing matter could be unfavorable to the Company; however, the Company intends to vigorously defend against the allegations set forth in the complaint and the Company does not presently believe that the ultimate resolution will have a material adverse impact on the Company’s financial position or results of operations.

Item 2.    Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Stock Repurchase Plan

The Company has a stock repurchase program, which was initiated in 1996.  Under the program, the Company's Board of Directors has authorized the repurchase of a total of 10,000,000 shares (adjusted for stock splits) of Matthews common stock, of which 8,622,396 shares have been repurchased as of March 31, 2006.  The Company purchased 1,000 shares of Matthews common stock in January 2006 at an average price of $36.44 per share under the program in fiscal 2006.

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of the Shareholders of Matthews International Corporation was held on February 16, 2006.  A total of 32,056,128 shares of Class A Common Stock were eligible to vote at such meeting.

The matters voted upon at such meeting were as follows:

1.   Election of Directors:

The following individuals were nominated for election to the Board of Directors for a term expiring at the Annual Meeting of  Shareholders in the year indicated.

	Term		Votes
Nominee	Expiration	Votes For	Withheld
Joseph C. Bartolacci	2009	21,632,636	7,374,995
Glenn R. Mahone	2009	19,770,425	9,237,206
William J. Stallkamp	2009	28,210,899	796,732

     The nominations were made by the Board of Directors and no other nominations were made by any shareholder.  The nominees had currently been members of the Board of Directors at the date of the Annual Meeting.

The terms of the following additional directors continued after the meeting:  D.M. Kelly, D.J. DeCarlo, R.J. Kavanaugh, J.P. O’Leary, Jr. and J.D. Turner.

3.     Selection of Auditors:

     The shareholders voted to ratify the appointment by the Audit Committee of the Board of Directors of PricewaterhouseCoopers LLP as independent registered public accountants to audit the records of the Company for the fiscal year ending September 30, 2006.

Votes For	Votes Against	Votes Abstained
28,450,439	545,093	12,098

Item 6.  Exhibits and Reports on Form 8‑K

(a)	Exhibits

Exhibit
	No.	Description
	10.1 10.2	1992 Stock Incentive Plan (as amended through April 25, 2006). 1994 Director Fee Plan (as amended through April 25, 2006).
	31.1	Certification of Principal Executive Officer for David M. Kelly
	31.2	Certification of Principal Financial Officer for Steven F. Nicola
	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for David M. Kelly.
	32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Steven F. Nicola.

(b)	Reports on Form 8‑K

On January 19, 2006, Matthews filed a Current Report on Form 8-K under Item 2.02 in connection with a press release announcing its earnings for the first fiscal quarter of 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATTHEWS INTERNATIONAL CORPORATION
(Registrant)

Date: May 9, 2006	/s/ David M. Kelly
David M. Kelly, Chairman of the Board
and Chief Executive Officer

Date: May 9, 2006	/s/ Steven F. Nicola
Steven F. Nicola, Chief Financial Officer,
Secretary and Treasurer