Form 10-Q
period 2006-06-30
MATTHEWS INTERNATIONAL CORP
filed 2006-08-08
CIK 63296

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-Q

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Quarterly Period Ended June 30, 2006

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

As of July 31, 2006, shares of common stock outstanding were:

Class A Common Stock 31,898,111 shares

PART I - FINANCIAL INFORMATION
MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands, except per share data)

	June 30, 2006		September 30, 2005*
	(unaudited)		(restated)
ASSETS
Current assets:
Cash and cash equivalents		$36,951		$39,555
Short-term investments		85		67
Accounts receivable, net		116,999		115,362
Inventories		86,953		71,333
Other current assets		6,960		5,816

Total current assets		247,948		232,133
Investments		11,160		11,072
Property, plant and equipment: Cost	198,674		186,232
Less accumulated depreciation	(109,975)		(97,365)
		88,699		88,867
Deferred income taxes and other assets		27,848		26,314
Goodwill		285,931		260,672
Other intangible assets, net		45,233		46,397

Total assets		$706,819		$665,455

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Long-term debt, current maturities		$28,376		$28,721
Accounts payable		21,117		43,524
Accrued compensation		29,098		32,858
Accrued income taxes		7,994		11,640
Other current liabilities		31,157		28,834

Total current liabilities		117,742		145,577

Long-term debt		133,708		118,952
Postretirement benefits		28,959		25,508
Deferred income taxes		7,894		7,589
Environmental reserve		9,219		9,607
Other liabilities and deferred revenue		17,929		20,473

Shareholders' equity:
Common stock	36,334		36,334
Additional paid-in capital	33,240		29,524
Retained earnings	392,962		350,311
Accumulated other comprehensive income (loss)	4,849		(1,359)
Treasury stock, at cost	(76,017)		(77,061)
		391,368		337,749

Total liabilities and shareholders' equity		$706,819		$665,455

*See Note 3 for discussion of the retrospective adoption of SFAS No. 123(R).

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollar amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2006	2005*	2006	2005*
		(restated)		(restated)

Sales	$181,804	$158,983	$532,981	$463,932
Cost of sales	(111,515)	(101,863)	(334,548)	(304,007)

Gross profit	70,289	57,120	198,433	159,925

Selling and administrative expenses	(39,766)	(30,516)	(116,431)	(88,320)

Operating profit	30,523	26,604	82,002	71,605

Investment income	366	366	937	1,005
Interest expense	(1,924)	(519)	(4,940)	(1,540)
Other income (deductions), net	130	(39)	79	1,552
Minority interest	(720)	(1,230)	(2,012)	(3,802)

Income before income taxes	28,375	25,182	76,066	68,820

Income taxes	(10,669)	(9,569)	(28,601)	(26,151)

Net income	$17,706	$15,613	$47,465	$42,669

Earnings per share:
Basic	$.55	$.49	$1.48	$1.33

Diluted	$.55	$.49	$1.47	$1.32

*See Note 3 for discussion of the retrospective adoption of SFAS No. 123(R).

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollar amounts in thousands, except per share data)

	Nine Months Ended
	June 30,
	2006	2005*
		(restated)

Cash flows from operating activities:
Net income	$47,465	$42,669
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,165	14,724
Minority interest	2,012	3,802
Stock-based compensation expense	3,189	2,377
Change in deferred taxes	(949)	(1,192)
Changes in working capital items	(36,651)	(8,397)
Increase (decrease) in other assets	(180)	1,219
Decrease in other liabilities	(581)	(440)
Increase in postretirement benefits	3,988	2,842
Net gain on sale of assets	(105)	(188)

Net cash provided by operating activities	34,353	57,416

Cash flows from investing activities:
Capital expenditures	(11,978)	(21,636)
Proceeds from sale of assets	190	867
Acquisitions, net of cash acquired	(29,946)	(14,210)
Purchases of investments	(166)	(11,554)
Proceeds from disposition of investments	11	1,519

Net cash used in investing activities	(41,889)	(45,014)

Cash flows from financing activities:
Proceeds from long-term debt	52,433	12,518
Payments on long-term debt	(41,394)	(18,520)
Proceeds from the sale of treasury stock	1,869	5,351
Purchases of treasury stock	(877)	(27,932)
Tax benefit of exercised stock options	816	2,765
Dividends	(4,815)	(4,323)
Distributions to minority interests	(4,254)	(4,394)

Net cash provided by (used in) financing activities	3,778	(34,535)

Effect of exchange rate changes on cash	1,154	(3,436)

Net decrease in cash and cash equivalents	$(2,604)	$(25,569)

*See Note 3 for discussion of the retrospective adoption of SFAS No. 123(R).

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
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

Note 2. Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information for commercial and industrial companies and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three and nine months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2005. Certain amounts derived from the Annual Report on Form 10-K for the year ended September 30, 2005 have been restated for the retrospective adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), “Stock-Based Payment”, (“SFAS No. 123(R)”) (See Note 3). The consolidated financial statements include all domestic and foreign subsidiaries in which the Company maintains an ownership interest and has operating control. All intercompany accounts and transactions have been eliminated.

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

Note 3. Stock-Based Compensation

The Company has a stock incentive plan that provides for grants of incentive stock options, non-statutory stock options and restricted share awards in an aggregate number not to exceed 15% of the outstanding shares of the Company’s common stock. The plan is administered by the Compensation Committee of the Board of Directors. The option price for each stock option that may be granted under the plan may not be less than the fair market value of the Company's common stock on the date of grant. The aggregate number of shares of the Company's common stock that may be issued upon exercise of stock options was 4,811,808 shares at June 30, 2006. Outstanding stock options are exercisable in various share amounts based on the attainment of certain market value levels of Class A Common Stock. In addition, options generally vest in one-third increments after three, four and five years, respectively, from the grant date (but, in any event, not until the attainment of the certain market value levels). The options expire on the earlier of ten years from the date of grant, upon employment termination, or within specified time limits following voluntary employment termination (with the consent of the Company), retirement or death. The Company generally settles employee stock option exercises with treasury shares.

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

The following table details the impact of retrospective application of SFAS No. 123(R) on previously reported amounts:

	Restated	As previously reported
For the quarter ended June 30, 2005:
Operating profit	$26,604	$27,477
Income before income taxes	$25,182	$26,055
Net income	$15,613	$16,154
Earnings per share of common stock:
Basic	$.49	$.50
Diluted	$.49	$.50

For the nine months ended June 30, 2005:
Operating profit	$71,605	$73,981
Income before income taxes	$68,820	$71,196
Net income	$42,669	$44,142
Earnings per share of common stock:
Basic	$1.33	$1.37
Diluted	$1.32	$1.36
Net cash provided by operating activities	$57,416	$60,182
Net cash used in financing activities	$34,535	$37,300

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Dollar amounts in thousands, except per share data)

		As previously
	Restated	reported
At September 30, 2005:
Deferred income taxes and other assets	$26,314	$22,926
Total assets	$665,455	$662,067
Additional paid-in capital	$29,524	$14,113
Retained earnings	$350,311	$362,334
Total shareholders’ equity	$337,749	$334,361

For the three month periods ended June 30, 2006 and 2005, stock-based compensation cost totaled $741 and $874, respectively. For the nine month periods ended June 30, 2006 and 2005, stock-based compensation cost totaled $3,189 and $2,377, respectively. The associated future income tax benefit recognized was $289 and $332 for the three month periods ended June 30, 2006 and 2005, respectively, and was $1,243 and $903 for the nine month periods ended June 30, 2006 and 2005, respectively.

The amount of cash received from the exercise of stock options was $448 and $874, for the three month periods ended June 30, 2006 and 2005, respectively, and $1,869 and $5,351 for the nine month periods ended June 30, 2006 and 2005, respectively. In connection with these exercises, the tax benefits realized by the Company were $106 and $470 for the three month periods ended June 30, 2006 and 2005, respectively, and $816 and $2,765 for the nine month periods ended June 30, 2006 and 2005, respectively.

The transactions for shares under options for the nine months ended June 30, 2006 were as follows:

			Weighted-
		Weighted-	average	Aggregate
		average	remaining	intrinsic
	Shares	exercise price	contractual term	value
Outstanding, September 30, 2005	2,090,607	$25.50
Granted	610,500	37.31
Exercised	100,832	16.62
Expired or forfeited	37,556	25.24
Outstanding, June 30, 2006	2,562,719	$28.66	7.3	$14,880
Exercisable, June 30, 2006	881,543	$20.85	5.5	$12,009
Shares reserved for future options	2,249,089

The weighted-average grant date fair value of options granted for the nine month periods ended June 30, 2006 and 2005 was $9.47 and $11.61, respectively. The fair value of shares earned was $3,594 and $1,723 during the nine month periods ended June 30, 2006 and 2005, respectively. No shares were earned in the three month periods ended June 30, 2006 and 2005. The intrinsic value of options (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during the nine month periods ended June 30, 2006 and 2005 was $2,157 and $8,019, respectively.

The transactions for non-vested shares for the nine months ended June 30, 2006 were as follows:

		Weighted-average
		grant-date
	Shares	fair value
Non-vested at October 1, 2005	1,621,874	$9.58
Granted	610,500	9.47
Vested	(515,976)	6.97
Expired or forfeited	(35,222)	7.97
Non-vested at June 30, 2006	1,681,176	$9.67

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Dollar amounts in thousands, except per share data)

As of June 30, 2006, the total unrecognized compensation cost related to non-vested stock options was approximately $5,657. This cost is expected to be recognized over a weighted-average period of 3.7 years in accordance with the vesting periods of the options.

As of October 1, 2005, the fair value of each option grant is estimated on the date of grant using a binomial lattice valuation model. Prior to October 1, 2005, the fair value of each option award was estimated on the grant date using a Black-Scholes valuation model. The following table indicates the assumptions used in estimating fair value for the nine month periods ended June 30, 2006 and 2005.

	Nine Months Ended June 30,

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

Under the Company’s Director Fee Plan, directors who are not also officers of the Company each receive, as an annual retainer fee, either cash or shares of the Company's Class A Common Stock equivalent to $30. Where the annual retainer fee is provided in shares, each director may elect to be paid these shares on a current basis or have such shares credited to a deferred stock account as phantom stock, with such shares to be paid to the director subsequent to leaving the Board. Directors may also elect to receive the common stock equivalent of meeting fees credited to a deferred stock account. The value of deferred shares is recorded in other liabilities. A total of 50,441 shares had been deferred under the Director Fee Plan at June 30, 2006. Additionally, beginning in fiscal 2005, directors who are not also officers of the Company each receive an annual stock-based grant (non-statutory stock options, stock appreciation rights and/or restricted shares) with a value of $40. A total of 22,300 stock options have been granted under the plan, all of which were outstanding and unvested at June 30, 2006. Additionally, 4,800 shares of restricted stock were granted in March 2006 under the plan. The restricted shares generally vest two years after the date of issuance. A total of 500,000 shares have been authorized to be issued under the Director Fee Plan.

Note 4. Income Taxes

Income tax provisions for the Company’s interim periods are based on the effective income tax rate expected to be applicable for the full year. The difference between the estimated effective tax rate for fiscal 2006 of 37.6% and the Federal statutory rate of 35.0% primarily reflects the impact of state and foreign income taxes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Dollar amounts in thousands, except per share data)

Note 5. Earnings Per Share

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Net income	$17,706	$15,613	$47,465	$42,669

Weighted-average common shares outstanding	32,110,431	31,958,308	32,076,674	32,144,329
Dilutive securities, primarily stock options	184,699	207,064	255,494	227,631
Diluted weighted-average common shares outstanding	32,295,130	32,165,372	32,332,168	32,371,960

Basic earnings per share	$.55	$.49	$1.48	$1.33
Diluted earnings per share	$.55	$.49	$1.47	$1.32

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

Information about the Company's segments follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Sales to external customers:
Memorialization:
Bronze	$57,365	$55,573	$159,187	$150,136
Casket	49,790	29,910	153,188	92,785
Cremation	6,907	5,283	19,289	15,982
	114,062	90,766	331,664	258,903
Brand Solutions:
Graphics Imaging	35,919	36,175	103,467	106,578
Marking Products	13,130	11,864	38,418	32,747
Merchandising Solutions	18,693	20,178	59,432	65,704
	67,742	68,217	201,317	205,029

	$181,804	$158,983	$532,981	$463,932

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Dollar amounts in thousands, except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,

	2006	2005	2006	2005
Operating profit:
Memorialization:
Bronze	$17,032	$16,590	$43,983	$41,332
Casket	5,100	3,351	15,597	11,910
Cremation	1,019	98	2,707	83
	23,151	20,039	62,287	53,325
Brand Solutions:
Graphics Imaging	3,938	3,731	11,556	10,399
Marking Products	2,240	2,342	6,596	5,459
Merchandising Solutions	1,194	492	1,563	2,422
	7,372	6,565	19,715	18,280

	$30,523	$26,604	$82,002	$71,605

Note 7. Comprehensive Income

Comprehensive income consists of net income adjusted for changes, net of the related income tax effect, in cumulative foreign currency translation, the fair value of derivatives, unrealized investment gains and losses and minimum pension liability. For the three months ended June 30, 2006 and 2005, comprehensive income was $24,367 and $8,242, respectively. For the nine months ended June 30, 2006 and 2005, comprehensive income was $53,673 and $39,816, respectively. Comprehensive income for the three and nine month periods ended June 30, 2005 has been restated to reflect the adoption of SFAS No. 123(R) (see Note 3).

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

Changes to goodwill, net of accumulated amortization, for the nine months ended June 30, 2006, were as follows.

				Graphics	Marking	Merchandising
	Bronze	Casket	Cremation	Imaging	Products	Solutions	Consolidated

Balance at September 30, 2005	$73,029	$91,977	$6,536	$73,970	$5,213	$9,947	$260,672
Additions during period	-	13,621	-	6,344	-	-	19,965
Translation and other adjustments	1,342	-	-	3,952	-	-	5,294
Balance at June 30, 2006	$74,371	$105,598	$6,536	$84,266	$5,213	$9,947	$285,931

The additions to Graphics Imaging goodwill relate primarily to the purchase of the Doyle Group. The additions to Casket goodwill primarily relate to the acquisition of Royal Casket Company and a smaller domestic casket distributor.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Dollar amounts in thousands, except per share data)

The following tables summarize the carrying amounts and related accumulated amortization for intangible assets as of June 30, 2006 and September 30, 2005, respectively.

	Carrying	Accumulated
	Amount	Amortization		Net
June 30, 2006:
Trade names	$23,914	$	- *	$23,914
Customer relationships	20,874		(2,414)	18,460
Copyrights/patents/other	5,088		(2,229)	2,859
	$49,876		$(4,643)	$45,233

September 30, 2005:
Trade names	$23,585	$	- *	$23,585
Customer relationships	20,778		(1,517)	19,261
Copyrights/patents/other	4,952		(1,401)	3,551
	$49,315		$(2,918)	$46,397
* Not subject to amortization

The decrease in intangible assets during fiscal 2006 was due to amortization, partially offset by the impact of fluctuations in foreign currency exchange rates on intangible assets denominated in foreign currencies.

Amortization expense on intangible assets was $545 and $430 for the three month periods ended June 30, 2006 and 2005, respectively. For the nine month periods ended June 30, 2006 and 2005, amortization expense was $1,635 and $1,262, respectively. Amortization expense is estimated to be $2,150 in 2006, $1,800 in 2007, $1,800 in 2008, $1,750 in 2009 and $1,300 in 2010.

Note 9. Debt

The Company has a Revolving Credit Facility with a syndicate of financial institutions which allows for borrowings up to $150,000. Borrowings under the amended facility, which is scheduled to mature on April 30, 2009, bear interest at LIBOR plus a factor ranging from .50% to 1.00% based on the Company’s leverage ratio. The leverage ratio is defined as net indebtedness divided by EBITDA (earnings before interest, taxes, depreciation and amortization). The Company is required to pay an annual commitment fee ranging from .20% to .30% (based on the Company’s leverage ratio) of the unused portion of the facility. The Revolving Credit Facility requires the Company to maintain certain leverage and interest coverage ratios. A portion of the facility (not to exceed $10,000) is available for the issuance of trade and standby letters of credit. Outstanding borrowings on the Revolving Credit Facility at June 30, 2006 were $134,000. The weighted-average interest rate on outstanding borrowings at June 30, 2006 and 2005 was 4.94% and 3.16%, respectively.

In April 2004, the Company entered into an interest rate swap that fixed, for a five-year period, the interest rate on borrowings in an initial amount of $50,000. The interest rate was fixed at 2.66% plus a factor based on the Company’s leverage ratio (the factor was .75% at June 30, 2006). The interest rate swap was designated as a cash flow hedge of the future variable interest payments under the Revolving Credit Facility which are considered probable of occurring. Based on the Company’s assessment, all of the critical terms of the hedge matched the underlying terms of the hedged debt and related forecasted interest payments and as such, these hedges were considered highly effective. Equal quarterly principal payments of $2,500 plus interest are due on this $50,000 borrowing until its maturity in April 2009.

Effective September 30, 2005, the Company entered into an interest rate swap that fixed, for the period through the maturity of the Revolving Credit Facility, the interest rate on additional borrowings in an initial amount of $50,000. The interest rate was fixed at 4.14% plus a factor based on the Company’s leverage ratio (the factor was .75% at June 30, 2006). The interest rate swap was designated as a cash flow hedge of the future variable interest payments under

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Dollar amounts in thousands, except per share data)

the Revolving Credit Facility, which are considered probable of occurring. Based on the Company’s assessment, all of the critical terms of the hedge match the underlying terms of the hedged debt and related forecasted interest payments and as such, these hedges are considered highly effective. Equal quarterly principal payments of $3,333 plus interest are due on this $50,000 portion of the borrowing until its maturity in April 2009.

The fair value of the interest rate swaps reflected an unrealized gain of $2,138 ($1,304 after tax) at June 30, 2006 that is included in shareholders’ equity as part of accumulated other comprehensive income. Assuming market rates remain constant with the rates at June 30, 2006, approximately $460 of the $1,304 gain included in accumulated other comprehensive income is expected to be recognized in earnings as an adjustment to interest expense over the next twelve months.

The Company, through its wholly-owned subsidiary, Matthews International GmbH (“MIGmbH”), has a credit facility with a bank for borrowings up to 10.0 million Euros. At June 30, 2006, outstanding borrowings under the credit facility totaled 10.0 million Euros ($12,792). The weighted-average interest rate on outstanding borrowings of MIGmbH at June 30, 2006 and 2005 was 3.35% and 2.80%, respectively.

The Company, through its wholly-owned subsidiary, Caggiati S.p.A., has several loans with various Italian banks. Outstanding borrowings on these loans totaled 8.3 million Euros ($10,600) at June 30, 2006. Caggiati S.p.A. also has three lines of credit totaling 8.4 million Euros ($10,707) with the same Italian banks. Outstanding borrowings on these lines were 2.2 million Euros ($2,836) at June 30, 2006. The weighted-average interest rate on outstanding borrowings of Caggiati S.p.A. at June 30, 2006 and 2005 was 3.16% and 2.89%, respectively.

Note 10. Pension and Other Postretirement Benefit Plans

The Company provides defined benefit pension and other postretirement plans to certain employees. The following represents the net periodic pension and other postretirement benefit cost for the plans:

	Pension		Other Postretirement
Three months ended June 30,	2006	2005	2006	2005

Service cost	$1,082	$927	$158	$127
Interest cost	1,481	1,404	307	293
Expected return on plan assets	(1,708)	(1,585)	-	-
Amortization:
Prior service cost	(4)	21	(322)	(322)
Net actuarial loss	436	344	161	124
Net benefit cost	$1,287	$1,111	$304	$222

	Pension		Other Postretirement
Nine months ended June 30,	2006	2005	2006	2005

Service cost	$3,246	$2,781	$474	$380
Interest cost	4,443	4,212	921	879
Expected return on plan assets	(5,124)	(4,753)	-	-
Amortization:
Prior service cost	(12)	63	(966)	(966)
Net actuarial loss	1,308	1,033	483	371
Net benefit cost	$3,861	$3,336	$912	$664

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Dollar amounts in thousands, except per share data)

Benefit payments under the Company’s principal retirement plan are made from plan assets, while benefit payments under the supplemental retirement plan and postretirement benefit plan are funded from the Company’s operating funds. The Company does not currently expect to make any significant contributions to its principal retirement plan in fiscal 2006. As of June 30, 2006, contributions of $222 and $1,102 have been made under the supplemental retirement plan and postretirement plan, respectively. The Company currently anticipates contributing an additional $74 and $350 under the supplemental retirement plan and postretirement plan, respectively, for the remainder of fiscal 2006.

Note 11. Acquisitions

Acquisition spending, net of cash acquired, during the nine months ended June 30, 2006 totaled $29,946, and primarily included the following:

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

In July 2005, the Company acquired Milso Industries (“Milso”), a leading manufacturer and distributor of caskets in the United States. Milso, headquartered in Brooklyn, New York, has manufacturing operations in Richmond, Indiana and maintains distribution centers throughout the Northeast, Mid-Atlantic, Midwest and Southwest regions of the United States. The transaction was structured as an asset purchase, at an initial purchase price of approximately $95,000. The transaction was also structured to include potential additional consideration of $7,500 contingent on the fiscal 2006 performance of the acquired operations. The Company expects to account for this consideration as additional purchase price. The acquisition was intended to expand Matthews’ products and services in the United States casket market.

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

The following unaudited pro-forma information presents a summary of the consolidated results of Matthews combined with Milso as if the acquisition had occurred on October 1, 2004:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Sales	$181,804	$182,776	$532,981	$531,332
Income before taxes	28,375	28,334	76,066	73,519
Net income	17,706	17,568	47,465	45,583
Earnings per share	$.55	$.55	$1.47	$1.41

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

Results of Operations:

The following table sets forth certain income statement data of the Company expressed as a percentage of net sales for the periods indicated.

	Nine months ended		Years ended
	June 30,		September 30,
	2006	2005*	2005*	2004*
Sales	100.0%	100.0%	100.0%	100.0%
Gross profit	37.2%	34.5%	34.9%	38.1%
Operating profit	15.4%	15.4%	15.4%	18.7%
Income before taxes	14.3%	14.8%	14.5%	17.5%
Net income	8.9%	9.2%	9.1%	10.7%

* Restated to reflect the adoption of SFAS No. 123(R).

Results of Operations:

Sales for the nine months ended June 30, 2006 were $533.0 million, or 14.9%, higher than sales of $463.9 million for the nine months ended June 30, 2005. The increase resulted principally from the acquisition of Milso Industries (“Milso”) in the fourth quarter of fiscal 2005 and higher sales in the Bronze, Cremation and Marking Products segments. These increases were offset partially by the effect of lower foreign currency values against the U.S. dollar and lower sales in the Merchandising Solutions segment. For the nine months ended June 30, 2006, changes in foreign currency values against the U.S. dollar had an unfavorable impact of approximately $5.2 million on the Company’s consolidated sales compared to the nine months ended June 30, 2005.

Bronze segment sales for the first nine months of fiscal 2006 were $159.2 million compared to $150.1 million for the first nine months of fiscal 2005. The increase of 6.0% in Bronze sales primarily reflected higher prices for memorial products and higher mausoleum sales. These increases were partially offset by the effects of changes in the values of foreign currencies against the U.S. dollar. Sales for the Casket segment were $153.2 million for the first nine months of fiscal 2006 compared to $92.8 million for the same period in fiscal 2005. The increase reflected the acquisition of Milso. Excluding Milso, fiscal 2006 sales volume was lower than fiscal 2005, partially attributable to a lower death rate and partially related to the transition to Company-owned distribution in certain territories. Sales for the Cremation segment were $19.3 million for the nine months ended June 30, 2006 compared to $16.0 million for the same period a year ago. The increase primarily reflected higher sales and improved pricing of cremation equipment and cremation caskets. Sales for the Graphics Imaging segment in the first nine months of fiscal 2006 were $103.5 million, compared to $106.6 million for the same period a year ago. The decline primarily reflected a decrease in the value of foreign currencies against the U.S. dollar. Marking Products segment sales for the nine months ended June 30, 2006 were $38.4 million, compared to $32.7 million for the first nine months of fiscal 2005. The increase of $5.7 million, or 17.3%, was principally due to higher domestic and foreign sales volume, particularly in the segment’s industrial automation business. Sales for the Merchandising Solutions segment were $59.4 million for the first nine months of fiscal 2006, compared to $65.7 million for the same period a year ago. The decline is attributable to lower volume of merchandising systems and displays. In addition, the first nine months of fiscal 2005 included sales for several large customer promotional programs that did not repeat in this fiscal year.

Gross profit for the nine months ended June 30, 2006 was $198.4 million, compared to $159.9 million for the nine months ended June 30, 2005. The increase in consolidated gross profit primarily reflected the acquisition of Milso during the fourth quarter of fiscal 2005, higher sales in the Bronze, Cremation and Marking Products segments and the effects of manufacturing improvements and cost reduction initiatives. These gains were partially offset by operating costs at the Company’s new casket manufacturing facility in Mexico, lower Casket segment sales excluding Milso, lower sales in the Merchandising Solutions segment and lower foreign currency values against the U.S. dollar. Consolidated gross profit as a percent of sales increased from 34.5% for the first nine months of fiscal 2005 to 37.2% for the same period of fiscal 2006. The increase primarily reflected the Milso acquisition and improved margins in the Cremation, Graphics Imaging and Merchandising Solutions segments. These increases were partially offset by a decline in Bronze gross margin reflecting the significant rise in bronze ingot cost.

Selling and administrative expenses for the nine months ended June 30, 2006 were $116.4 million, compared to $88.3 million for the first nine months of fiscal 2005. Consolidated selling and administrative expenses as a percent of sales were 21.8% for the nine months ended June 30, 2006, compared to 19.0% for the same period last year. The increases primarily reflected the acquisition of Milso during the fourth quarter of fiscal 2005 and the expansion of the Casket segment’s distribution capabilities. Bronze segment selling and administrative expenses decreased in fiscal 2006 compared to fiscal 2005 due to cost containment efforts intended to mitigate some of the increase in bronze metal costs. Additionally, Graphics Imaging segment fiscal 2006 selling and administrative expenses declined from fiscal 2005 due to cost structure changes implemented within the segment’s U.S. and U.K. operations in the fourth quarter of fiscal 2005.

Operating profit for the nine months ended June 30, 2006 was $82.0 million, representing an increase of $10.4 million over operating profit of $71.6 million for the nine months ended June 30, 2005. The increase of 14.5% reflected higher operating income in five of the Company’s six operating segments. Bronze segment operating profit for the first nine months of fiscal 2006 was $44.0 million, compared to $41.3 million for the same period in fiscal 2005. Despite a significant increase in bronze metal cost, Bronze segment operating profit improved for the period as a result of higher sales and the effects of cost reduction initiatives. Operating profit for the Casket segment for the nine months ended June 30, 2006 was $15.6 million, compared to $11.9 million for the first nine months of fiscal 2005. The increase reflected the Milso acquisition, offset by lower sales in several territories, operating costs in excess of revenues at the Company’s new casket manufacturing facility in Mexico, operating costs related to the expansion of casket distribution capabilities, and costs incurred in connection with the shut-down of the segment’s Lynn, Indiana manufacturing facility during the second quarter of fiscal 2006. Cremation segment operating profit for the nine months ended June 30, 2006 was $2.7 million, compared to $83,000 for the same period a year ago. The increase reflected higher sales, improved pricing and cost reduction initiatives. The Graphics Imaging segment operating profit for the nine months ended June 30, 2006 was $11.6 million, compared to $10.4 million for the nine months ended June 30, 2005. The increase reflected cost structure changes implemented within the segment’s U.S. and U.K. operations in the fiscal 2005 fourth quarter, offset partially by lower foreign currency values against the U.S. dollar. Operating profit for the Marking Products segment for the first nine months of fiscal 2006 was $6.6 million, compared to $5.5 million for the same period a year ago. The increase primarily resulted from higher sales. The Merchandising Solutions segment operating profit was $1.6 million for the nine months ended June 30, 2006, compared to $2.4 million for the same period in fiscal 2005. The decrease primarily reflected lower sales in fiscal 2006 compared to fiscal 2005. However, for the quarter, Merchandising Solutions segment operating profit was higher than a year ago, reflecting the benefit of recent productivity initiatives. For the nine months ended June 30, 2006, changes in foreign currency values against the U.S. dollar had an unfavorable impact of approximately $860,000 on the Company’s consolidated operating profit compared to the nine months ended June 30, 2005.

Investment income for the nine months ended June 30, 2006 was $937,000, compared to $1.0 million for the nine months ended June 30, 2005. Interest expense for the first nine months of fiscal 2006 was $4.9 million, compared to $1.5 million for the same period last year. The increase in interest expense primarily reflected a higher average level of debt and higher average interest rates during the fiscal 2006 nine-month period compared to the same period in fiscal 2005. The increased debt level in fiscal 2006 primarily resulted from additional borrowings under the Company’s domestic Revolving Credit Facility in connection with recent acquisitions.

Other income (deductions), net, for the nine months ended June 30, 2006 represented an increase in pre-tax income of $79,000, compared to an increase in pre-tax income of $1.6 million for the same period last year. Other income in the first nine months of fiscal 2005 primarily reflected foreign currency exchange gains on intercompany advances to foreign affiliates.

Minority interest deduction was $2.0 million for the first nine months of fiscal 2006, compared to $3.8 million for the same period in fiscal 2005. The reduction in minority interest primarily reflected the Company’s acquisition of an additional 30% interest in S+T Gesellschaft fur Reprotechnik GmbH (“S+T”) on September 30, 2005.

The Company's effective tax rate for the nine months ended June 30, 2006 was 37.6% which is the same as the effective tax rate for the fiscal year ended September 30, 2005. The difference between the Company's effective tax rate and the Federal statutory rate of 35.0% primarily reflected the impact of state and foreign income taxes.

Goodwill:

Goodwill related to business combinations is not amortized, but is subject to annual review for impairment. In general, when the carrying value of a reporting unit exceeds its implied fair value, an impairment loss must be recognized. For purposes of testing for impairment, the Company uses a combination of valuation techniques, including discounted cash flows. The Company performed its annual impairment review in the second quarter of fiscal 2006 and determined that no adjustments to the carrying values of goodwill were necessary.

Liquidity and Capital Resources:

Net cash provided by operating activities was $34.4 million for the nine months ended June 30, 2006, compared to $57.4 million for the first nine months of fiscal 2005. Operating cash flow for both periods primarily reflected net income adjusted for depreciation, amortization, stock-based compensation expense and an increase in minority interest, partially offset by an increase in working capital. The year-over-year decline in cash provided by operating activities is attributable to an increase in working capital primarily resulting from the Casket segment’s investment in distribution capabilities.

Cash used in investing activities was $41.9 million for the nine months ended June 30, 2006, compared to $45.0 million for the nine months ended June 30, 2005. Investing activities for the first nine months of fiscal 2006 primarily included capital expenditures of $12.0 million and acquisition-related payments of $29.9 million. Investing activities for the first nine months of fiscal 2005 primarily included capital expenditures of $21.6 million, acquisition related payments of $14.2 million and net purchases of investments of $10.0 million.

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

Cash provided by financing activities for the nine months ended June 30, 2006 was $3.8 million, primarily reflecting net borrowings of long-term debt of $11.0 million, proceeds of $1.9 million from the sale of treasury stock (stock option exercises), a tax benefit of $816,000 from exercised stock options, treasury stock purchases of $877,000, payment of dividends of $4.8 million to the Company's shareholders and distributions of $4.3 million to minority interests. Cash used in financing activities for the nine months ended June 30, 2005 was $34.5 million, reflecting net payments on long-term debt of $6.0 million, treasury stock purchases of $27.9 million, dividends of $4.3 million to the Company's shareholders and distributions of $4.4 million to minority interests. These payments were partially offset by proceeds of $5.4 million from the sale of treasury stock (stock option exercises) and a tax benefit of $2.8 million from exercised stock options.

The Company has a Revolving Credit Facility with a syndicate of financial institutions, which allows for borrowings up to $150.0 million. Borrowings under the facility, which is scheduled to mature on April 30, 2009, bear interest at LIBOR plus a factor ranging from .50% to 1.00% based on the Company’s leverage ratio. The leverage ratio is defined as net indebtedness divided by EBITDA (earnings before interest, taxes, depreciation and amortization). The Company is required to pay an annual commitment fee ranging from .20% to .30% (based on the Company’s leverage ratio) of the unused portion of the facility. The Revolving Credit Facility requires the Company to maintain certain leverage and interest coverage ratios. A portion of the facility (not to exceed $10.0 million) is available for the issuance of trade and standby letters of credit. Outstanding borrowings on the Revolving Credit Facility at June 30, 2006 were $134.0 million. The weighted-average interest rate on outstanding borrowings at June 30, 2006 and 2005 was 4.94% and 3.16%, respectively.

In April 2004, the Company entered into an interest rate swap that fixed, for a five-year period, the interest rate on borrowings in an initial amount of $50.0 million. The interest rate was fixed at 2.66% plus a factor based on the Company’s leverage ratio (the factor was .75% at June 30, 2006). The interest rate swap was designated as a cash flow hedge of the future variable interest payments under the Revolving Credit Facility which are considered probable of occurring. Based on the Company’s assessment, all of the critical terms of the hedge matched the underlying terms of the hedged debt and related forecasted interest payments and as such, these hedges were considered highly effective. Equal quarterly principal payments of $2.5 million plus interest are due on this $50.0 million borrowing until its maturity in April 2009.

Effective September 30, 2005, the Company entered into an additional interest rate swap that fixed, for the period through maturity of the Revolving Credit Facility, the interest rate on additional borrowings in an initial amount of $50.0 million. The interest rate was fixed at 4.14% plus a factor based on the Company’s leverage ratio (the factor was .75% at June 30, 2006). The interest rate swap was designated as a cash flow hedge of the future variable interest payments under the Revolving Credit Facility which are considered probable of occurring. Based on the Company’s assessment, all of the critical terms of the hedge match the underlying terms of the hedged debt and related forecasted interest payments and as such, these hedges were considered highly effective. Equal quarterly principal payments of $3.3 million plus interest are due on this $50.0 million borrowing until its maturity in April 2009.

The fair value of the interest rate swaps reflected an unrealized gain of $2.1 million ($1.3 million after tax) at June 30, 2006 that is included in equity as part of accumulated other comprehensive income. Assuming market rates remain constant with the rates at June 30, 2006, approximately $460,000 of the $1.3 million gain included in accumulated other comprehensive income is expected to be recognized in earnings as an adjustment to interest expense over the next twelve months.

The Company, through its wholly-owned subsidiary, Matthews International GmbH (“MIGmbH”), has a credit facility with a bank for borrowings up to 10.0 million Euros. At June 30, 2006, outstanding borrowings under the credit facility totaled 10.0 million Euros ($12.8 million). The weighted-average interest rate on outstanding MIGmbH related borrowings at June 30, 2006 and 2005 was 3.35% and 2.80%, respectively.

The Company, through its wholly-owned subsidiary, Caggiati S.p.A., has several loans with various Italian banks. Outstanding borrowings on these loans totaled 8.3 million Euros ($10.6 million) at June 30, 2006. Caggiati S.p.A. also has three lines of credit totaling approximately 8.4 million Euros ($10.7 million) with the same Italian banks. Outstanding borrowings on these lines were 2.2 million Euros ($2.8 million) at June 30, 2006. The weighted-average interest rate on outstanding borrowings of Caggiati S.p.A. at June 30, 2006 and 2005 was 3.16% and 2.89%, respectively.

The Company has a stock repurchase program, which was initiated in 1996. Under the program, the Company's Board of Directors has authorized the repurchase of a total of 10,000,000 shares (adjusted for stock splits) of Matthews common stock, of which 8,676,696 shares have been repurchased as of June 30, 2006. The buy-back program is designed to increase shareholder value, enlarge the Company's holdings of its common stock, and add to earnings per share. Repurchased shares may be retained in treasury, utilized for acquisitions, or reissued to employees or other purchasers, subject to the restrictions of the Company’s Articles of Incorporation.

Consolidated working capital of the Company was $130.2 million at June 30, 2006, compared to $86.6 million at September 30, 2005. Cash and cash equivalents were $37.0 million at June 30, 2006, compared to $39.6 million at September 30, 2005. The Company's current ratio was 2.1 at June 30, 2006, compared to 1.6 at September 30, 2005.

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

At June 30, 2006, an accrual of $10.1 million was recorded for environmental remediation (of which $927,000 has been classified in other current liabilities), representing management's best estimate of the probable and reasonably estimable costs of the Company's known remediation obligations. The accrual, which reflects previously established reserves assumed with the acquisition of York and additional reserves recorded as a purchase accounting adjustment, does not consider the effects of inflation and anticipated expenditures are not discounted to their present value. While final resolution of these contingencies could result in costs different than current accruals, management believes the ultimate outcome will not have a significant effect on the Company's consolidated results of operations or financial position.

Acquisitions:

Acquisition spending, net of cash acquired, during the nine months ended June 30, 2006 totaled $29.9 million, and primarily included the following:

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

Forward-Looking Information:

The Company’s objective with respect to operating performance is to achieve a long-term average annual in crease in annual earnings per share of 12% to 15%. For the past eleven fiscal years, the Company has achieved an average annual increase in earnings per share of 15.7%. Matthews has a three-pronged strategy to attain the annual growth rate objective, which has remained unchanged from the prior year. This strategy consists of the following: internal growth (which includes productivity improvements, new product development and the expansion into new markets with existing products), acquisitions and share repurchases under the Company’s stock repurchase program.

The significant factors impacting the Company’s results for the first nine months of fiscal 2006 were the continued increase in the cost of bronze ingot, the recent acquisition of Milso, operating costs for the Company’s new casket facility in Mexico and the low profitability rate of the Merchandising Solutions segment. While cost structure initiatives, productivity improvements and facility consolidation efforts are intended to address some of this impact, these factors are expected to continue to be a challenge for the remainder of the fiscal year, particularly in the competitive markets served by the Company.

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

Based on the factors discussed above, the Company’s current projections for diluted earnings per share are in line with our traditional 12 percent to 15 percent growth target.

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

Share-Based Payment:

Prior to October 1, 2005, the Company accounted for its stock-based compensation plan in accordance with the intrinsic value provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and provided the required pro-forma disclosures of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”. Effective October 1, 2005, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Stock-Based Payment”, (“SFAS No. 123 (R)”) using the modified retrospective method. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the employee requisite service period. In accordance with SFAS No. 123(R), financial statements for all periods prior to October 1, 2005 have been adjusted to give effect to the fair-value method of accounting for all awards granted in fiscal years beginning after December 15, 1994. Amounts previously disclosed as pro-forma adjustments have been reflected in earnings for all prior periods.

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

At June 30, 2006, the Company held 352,072 memorials and 246,781 vases in its storage facilities under the “pre-need” sales program.

Construction revenues are recognized under the percentage-of-completion method of accounting using the cost-to-cost method. The Company offers rebates to certain customers participating in volume purchase programs. Rebates are estimated and recorded as a reduction in sales at the time the Company’s products are sold.

LONG-TERM CONTRACTUAL OBLIGATIONS AND COMMITMENTS:

The following table summarizes the Company’s contractual obligations at June 30, 2006, and the effect such obligations are expected to have on its liquidity and cash flows in future periods.

	Payments due in fiscal year:
		2006			After
	Total	Remainder	2007 to 2008	2009 to 2010	2010
Contractual Cash Obligations:	(Dollar amounts in thousands)
Revolving credit facilities	$146,792	$5,833	$46,667	$94,292	$-
Notes payable to banks	10,600	316	2,623	2,623	5,038
Short-term borrowings	2,836	2,836	-	-	-
Capital lease obligations	2,028	369	1,630	29	-
Non-cancelable operating leases	30,710	2,245	12,034	7,951	8,480

Total contractual cash obligations	$192,966	$11,599	$62,954	$104,895	$13,518

A significant portion of the loans included in the table above bear interest at variable rates. At June 30, 2006, the weighted-average interest rate was 4.94% on the Company’s domestic Revolving Credit Facility, 3.35% on the credit facility through the Company’s wholly-owned German subsidiary, and 3.16% on bank loans to the Company’s wholly-owned subsidiary, Caggiati S.p.A.

Benefit payments under the Company’s principal retirement plan are made from plan assets, while benefit payments under the supplemental retirement plan and postretirement benefit plan are funded from the Company’s operating cash. The Company does not currently expect to make any significant contributions to its principal retirement plan in fiscal 2006. As of June 30, 2006, contributions of $222,000 and $1,102,000 have been made under the supplemental retirement plan and postretirement plan, respectively. The Company currently anticipates contributing an additional $74,000 and $350,000 under the supplemental retirement plan and postretirement plan, respectively, for the remainder of fiscal 2006.

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

Interest Rates - The Company’s most significant long-term debt instrument is the domestic Revolving Credit Facility which bears interest at variable rates based on LIBOR. In April 2004, the Company entered into an interest rate swap that fixed, for a five-year period, the interest rate on borrowings in an initial amount of $50.0 million ($30.0 million outstanding at June 30, 2006). The interest rate was fixed at 2.66% plus a factor based on the Company’s leverage ratio (the factor was .75% at June 30, 2006). The interest rate swap was designated as a cash flow hedge of the future variable interest payments under the Revolving Credit Facility which are considered probable of occurring. Effective September 30, 2005, the Company entered into an additional interest rate swap that fixed, for the period through the maturity of the Revolving Credit Facility, the interest rate on the additional borrowings in an initial amount of $50.0 million ($40.0 million outstanding at June 30, 2006). The interest rate was fixed at 4.14% plus a factor based on the Company’s leverage ratio (the factor was .75% at June 30, 2006). The interest rate swap was designated as a cash flow hedge of the future variable interest payments under the Revolving Credit Facility which are considered probable of occurring. The fair value of the interest rate swaps reflected an unrealized gain of $2.1 million ($1.3 million after tax) at June 30, 2006, that is included in equity as part of accumulated other comprehensive income. A decrease of 10% in market interest rates (i.e. a decrease from 3.5% to 3.15%) would result in a decrease of approximately $488,000 in the fair value of the interest rate swaps.

Commodity Price Risks - In the normal course of business, the Company is exposed to commodity price fluctuations related to the purchases of certain materials and supplies (such as bronze ingot, steel and wood) used in its manufacturing operations. The Company obtains competitive prices for materials and supplies when available.

Foreign Currency Exchange Rates - The Company is subject to changes in various foreign currency exchange rates, including the Euro, the British Pound, Canadian dollar, Australian dollar and Swedish Krona, in the conversion from local currencies to the U.S. dollar of the reported financial position and operating results of its non-U.S. based subsidiaries. An adverse change of 10% in exchange rates would have resulted in a decrease in sales of $12.0 million and a decrease in operating income of $2.1 million for the nine months ended June 30, 2006.

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

There have been no changes in the Company’s internal controls over financial reporting that occurred during the fiscal quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

In October 2005, York filed a complaint and a motion for a special and/or preliminary injunction in the Court of Common Pleas of Allegheny County, Pennsylvania against Yorktowne Caskets, Inc. (“Yorktowne”), the shareholders of Yorktowne, Batesville Casket Company, Inc. and Batesville Services. This action was taken in response to the announcement that Batesville Casket Company, Inc. and/or Batesville Services (collectively “Batesville”) had entered into a definitive agreement to acquire the outstanding stock of Yorktowne, York’s largest independent distributor of wood and metal caskets. The causes of action alleged by York involve the distributor agreement between York and Yorktowne which is in effect through April 14, 2007.

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

The lawsuit against Yorktowne, its shareholders and Batesville remains pending and the defendants filed appeals from the Court’s injunction ruling to the Superior Court of Pennsylvania. The defendants’ appeals were argued orally before the Superior Court in Pittsburgh, Pennsylvania in June of 2006 and a decision addressing the merits of the defendants’ appeal could be issued at any time by the Superior Court. Pending a decision by the Superior Court, the preliminary injunction issued on November 9, 2005 remains in force.

In February 2006, Yorktowne and its shareholders filed a complaint in the Court of Common Pleas of Allegheny County, Pennsylvania against the Company, York and Milso Industries, Inc. (“Milso”) alleging, in part, that the Company, York and Milso breached York’s distributor agreement with Yorktowne dated April 15, 2005, as well as tortuously interfered with Yorktowne’s contractual and prospective contractual relations. Yorktowne alleges entitlement to various monetary damages, including a specific claim for $58 million.

It is possible that resolution of the foregoing matter could be unfavorable to the Company; however, the Company intends to vigorously defend against the allegations set forth in the Complaint. The Company does not presently believe that the ultimate resolution of any of its legal proceedings will have a material adverse impact on the Company’s financial position or results of operations.

Item 2. Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Stock Repurchase Plan

The Company has a stock repurchase program, which was initiated in 1996. Under the program, the Company's Board of Directors has authorized the repurchase of a total of 10,000,000 shares (adjusted for stock splits) of Matthews common stock, of which 8,676,696 shares have been repurchased as of June 30, 2006. Under the program, in fiscal 2006 the Company purchased 1,000 shares in January 2006 at an average price of $36.44 per share and 54,300 shares in June 2006 at an average price of $33.96.

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

On April 25, 2006, Matthews filed a Current Report on Form 8-K under Item 2.02 in connection with a press release announcing its earnings for the second fiscal quarter of 2006.

On May 10, 2006, Matthews filed a Current Report on Form 8-K under Item 5.02 in connection with a press release announcing the election of Robert G. Neubert to the Matthews Board of Directors, effective May 9, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATTHEWS INTERNATIONAL CORPORATION
(Registrant)

Date: August 8, 2006	/s/ David M. Kelly
David M. Kelly, Chairman of the Board
and Chief Executive Officer

Date: August 8, 2006	/s/ Steven F. Nicola
Steven F. Nicola, Chief Financial Officer,
Secretary and Treasurer