Form 10-K
period 2006-09-30
MATTHEWS INTERNATIONAL CORP
filed 2006-12-13
CIK 63296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2006
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

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405a of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☒   Accelerated filer ☐   Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

The aggregate market value of the Class A Common Stock outstanding and held by non-affiliates of the registrant, based upon the closing sale price of the Class A Common Stock on the NASDAQ National Market System on March 31, 2006, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1.2 billion.

As of November 30, 2006, shares of common stock outstanding were:
Class A Common Stock 31,653,186 shares

Documents incorporated by reference: Specified portions of the Proxy Statement for the 2007 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

The index to exhibits is on pages 73-75.

PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION:

Any forward-looking statements contained in this Annual Report on Form 10-K (specifically those contained in Item 1, "Business", Item 1A, “Risk Factors” and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations") are included in this report pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks and uncertainties that may cause the Company's actual results in future periods to be materially different from management's expectations. Although Matthews International Corporation (“Matthews” or the “Company”) believes that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove correct. Factors that could cause the Company's results to differ materially from the results discussed in such forward-looking statements principally include changes in domestic or international economic conditions, changes in foreign currency exchange rates, changes in the cost of materials used in the manufacture of the Company’s products, changes in death rates, changes in product demand or pricing as a result of consolidation in the industries in which the Company operates, changes in product demand or pricing as a result of domestic or international competitive pressures, unknown risks in connection with the Company's acquisitions, and technological factors beyond the Company's control. In addition, although the Company does not have any customers that would be considered individually significant to consolidated sales, changes in the distribution of the Company’s products or the potential loss of one or more of the Company’s larger customers could be considered a risk factor.

ITEM 1.	BUSINESS.

Matthews, founded in 1850 and incorporated in Pennsylvania in 1902, is a designer, manufacturer and marketer principally of memorialization products and brand solutions. Memorialization products consist primarily of bronze memorials and other memorialization products, caskets and cremation equipment for the cemetery and funeral home industries. Brand solutions include graphics imaging products and services, marking products, and merchandising solutions. The Company's products and operations are comprised of six business segments: Bronze, Casket, Cremation, Graphics Imaging, Marking Products and Merchandising Solutions. The Bronze segment is a leading manufacturer of cast bronze memorials and other memorialization products, cast and etched architectural products and is a leading builder of mausoleums in the United States. The Casket segment is a leading casket manufacturer in the United States and produces a wide variety of wood and metal caskets. The Cremation segment is a leading designer and manufacturer of cremation equipment and cremation caskets primarily in North America. The Graphics Imaging segment manufactures and provides printing plates, pre-press services and imaging services for the corrugated and primary packaging industries. The Marking Products segment designs, manufactures and distributes a wide range of marking and coding equipment and consumables, and industrial automation products for identifying, tracking and conveying various consumer and industrial products, components and packaging containers. The Merchandising Solutions segment designs and manufactures merchandising displays and systems and provides creative merchandising and marketing solutions services.

At November 30, 2006, the Company and its majority-owned subsidiaries had approximately 3,900 employees. The Company's principal executive offices are located at Two NorthShore Center, Pittsburgh, Pennsylvania 15212, its telephone number is (412) 442-8200 and its internet website is www.matw.com.

The following table sets forth reported sales and operating profit for the Company's business segments for the past three fiscal years. Detailed financial information relating to business segments and to domestic and international operations is presented in Note 15 (Segment Information) to the Consolidated Financial Statements included in Part II of this Annual Report on Form 10-K. Prior year amounts contained in this table have been restated for the retrospective adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) (“SFAS No. 123 (R)”) (“Share-Based Payment”). See Note 8 of the Notes to the Consolidated Financial Statements.

ITEM 1.	BUSINESS, continued

	Years Ended September 30,
	2006		2005		2004
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Sales to unaffiliated customers:
Memorialization:
Bronze	$218,004	30.4%	$205,675	32.1%	$197,377	38.8%
Casket	200,950	28.1	135,512	21.2	116,588	22.9
Cremation	25,976	3.6	21,497	3.4	22,476	4.4
	444,930	62.1	362,684	56.7	336,441	66.1
Brand Solutions:
Graphics Imaging	140,886	19.7	143,159	22.4	113,226	22.2
Marking Products	52,272	7.3	45,701	7.1	37,990	7.5
Merchandising Solutions	77,803	10.9	88,278	13.8	21,144	4.2
	270,961	37.9	277,138	43.3	172,360	33.9
Total	$715,891	100.0%	$639,822	100.0%	$508,801	100.0%

Operating profit:
Memorialization:
Bronze	$65,049	57.1%	$59,722	60.7%	$53,100	55.9%
Casket	16,971	14.9	12,645	12.8	14,000	14.7
Cremation	3,372	3.0	701.7		1,294	1.4
	85,392	75.0	73,068	74.2	68,394	72.0
Brand Solutions:
Graphics Imaging	16,554	14.5	14,861	15.1	18,764	19.7
Marking Products	9,066	8.0	7,373	7.5	6,371	6.7
Merchandising Solutions	2,872	2.5	3,111	3.2	1,549	1.6
	28,492	25.0	25,345	25.8	26,684	28.0
Total	$113,884	100.0%	$98,413	100.0%	$95,078	100.0%

In fiscal 2006, approximately 77% of the Company's sales were made from the United States, and 20%, 2% and 1% were made from Europe, Canada and Australia, respectively. Bronze segment products are sold throughout the world with the segment's principal operations located in the United States, Italy, Canada and Australia. Casket segment products are primarily sold in the United States and Canada. Cremation segment products and services are sold primarily in North America, as well as Asia, Australia, and Europe. Products and services of the Graphics Imaging segment are sold primarily in the United States and Europe. The Marking Products segment sells equipment and consumables directly to industrial consumers and distributors in the United States and internationally through the Company's wholly-owned subsidiaries in Canada and Sweden and through other foreign distributors. Matthews owns a minority interest in Marking Products distributors in Asia, Australia, France, Germany, the Netherlands and the United Kingdom. Merchandising Solutions segment products and services are sold principally in the United States.

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

The Bronze segment manufactures a full line of memorial products for cremation, including urns in a variety of sizes, styles and shapes. The segment also manufactures bronze and granite niche units, which are comprised of numerous compartments used to display cremation urns in mausoleums and churches. In addition, the Company also markets turnkey cremation gardens, which include the design and all related products for a cremation memorial garden.

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

The segment's wood caskets are manufactured from nine different species of wood, as well as from veneer. The species of wood used are poplar, pine, ash, oak, pecan, maple, cherry, walnut and mahogany. The Casket segment is a leading manufacturer of all-wood constructed caskets, which are manufactured using pegged and dowelled construction, and include no metal parts. All-wood constructed caskets are preferred by certain religious groups.

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

Prior to July 2005, the segment marketed its casket products primarily through independent distributors. With the acquisition of Milso Industries Corporation in July 2005, the segment significantly expanded its internal casket distribution capabilities. The segment now markets its casket products in the United States through a combination of internal and independent casket distribution facilities. The Company currently operates over 40 distribution centers in the United States.

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

BRAND SOLUTIONS PRODUCTS AND MARKETS:

Graphics Imaging:

The Graphics Imaging segment provides brand management, pre-press services, printing plates and creative design services to the primary packaging and corrugated industries. The corrugated packaging industry consists of manufacturers of printed corrugated containers. The primary packaging industry consists of manufacturers of printed packaging materials such as boxes, flexible packaging, folding cartons and bags commonly seen at retailers of consumer goods.

ITEM 1. BUSINESS, continued

The principal products and services of this segment include brand management, pre-press graphics services, printing plates, print process assistance, print production management, digital asset management, content management, and package design. These products and services are used by brand owners and packaging manufacturers to develop and print packaging graphics that identify and help sell the product in the marketplace. Other packaging graphics can include nutritional information, directions for product use, consumer warning statements and UPC codes. The corrugated packaging manufacturer produces printed containers from corrugated sheets. Using the Company's products, this sheet is printed and die cut to make a finished container. The primary packaging manufacturer produces printed packaging from paper, film, foil and other composite materials used to display, protect and market the product.

The segment offers a wide array of value-added services and products. These include print process and print production management services; pre-press preparation, which includes computer-generated art, film and proofs; plate mounting accessories and various press aids; and rotary and flat cutting dies used to cut out intricately designed containers and point-of-purchase displays. The segment also provides creative digital graphics services to brand owners and packaging markets.

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

The Graphics Imaging segment customer base consists primarily of packaging industry converters and brand owners. Brand owners are generally large, well-known consumer products companies and retailers with a national or global presence. These types of companies tend to purchase their graphics needs directly and supply the printing plates, or the electronic files to make the printing plates, to the packaging printer for their products. The Graphics Imaging segment serves customers primarily in the United States and Europe. In Europe, Matthews has subsidiaries principally in England, Germany and Austria. Products and services of these operations include pre-press packaging, digital and analog flexographic printing plates, design, artwork, lithography and color separation.

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

Marking Products:

The Marking Products segment designs, manufactures and distributes a wide range of marking and coding products and related consumables, as well as industrial automation products. The Company’s products are used by manufacturers and suppliers to identify, track and convey their products and packaging. Marking products can range from a simple hand stamp to microprocessor-based ink-jet printing systems. Coding systems often integrate into the customer’s manufacturing, inventory tracking and conveyance control systems. The Company manufactures and markets products and systems that employ the following marking methods to meet customer needs: contact printing, indenting, etching and ink-jet printing. Customers will often use a combination of these methods in

ITEM 1. BUSINESS, continued

order to achieve an appropriate mark. These methods apply product information required for identification and traceability as well as to facilitate inventory and quality control, regulatory compliance and brand name communication.

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

A portion of the segment's sales are outside the United States and are distributed through the Company's subsidiaries in Canada and Sweden in addition to other international distributors. Matthews owns a minority interest in distributors in Asia, Australia, France, Germany, and the Netherlands.

The marking products industry is diverse, with companies either offering limited product lines for well-defined specialty markets, or similar to the Company, offering a broad product line and competing in various product markets and countries. In the United States, the Company has manufactured and sold marking products and related consumable items since 1850.

Major raw materials for this segment's products include precision components, electronics, printing components, tool steels, rubber and chemicals, all of which are presently available in adequate supply from various sources.

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

The majority of the segment’s sales are derived from the design, engineering, manufacturing and installation of merchandising and display systems. These systems include permanent and temporary displays, custom store fixtures, brand concept shops, interactive kiosks, custom packaging, and screen and digitally printed promotional signage. Design and engineering services include concept and model development, graphics design and prototyping. Merchandising and display systems are manufactured to specifications developed by the segment in conjunction with the customer. These products are marketed and sold primarily in the United States.

ITEM 1. BUSINESS, continued

The segment also provides consulting services in the areas of consumer research and strategy, retail design, merchandise planning, brand and product communications, marketing and product design. These services are provided to a wide variety of manufacturing, retail and consumer products and services customers, principally in the United States.

The segment operates in a fragmented industry consisting primarily of a number of small, locally operated companies. Industry competition is intense and the segment competes on the basis of reliability, creativity and providing a broad array of merchandising products and services. The segment is unique in its ability to provide in-depth marketing and merchandising consulting services as well as design, engineering and manufacturing capabilities. These capabilities allow the segment to deliver complete turnkey merchandising solutions quickly and cost effectively.

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

At September 30, 2006, an accrual of approximately $10.0 million had been recorded for environmental remediation (of which $925,000 was classified in other current liabilities), representing management's best estimate of the probable and reasonably estimable costs of the Company's known remediation obligations. The accrual does not consider the effects of inflation and anticipated expenditures are not discounted to their present value. While final resolution of these contingencies could result in costs different than current accruals, management believes the ultimate outcome will not have a significant effect on the Company's consolidated results of operations or financial position.

ITEM 1A. RISK FACTORS.

Risk factors specific to the Company relate primarily to the Casket segment and include Civil Investigative Demands from the Attorneys General in Maryland, Florida and Connecticut and the potential loss of the segment’s largest independent distributor of caskets. Each of these factors are described more fully in Item 3 “Legal Proceedings” of this Form 10-K.

Other general risk factors that could affect the Company’s future results principally include changes in domestic or international economic conditions, changes in foreign currency exchange rates, changes in commodity pricing which effect the cost of materials used in the manufacture of the Company’s products, changes in death rates, changes in product demand or pricing as a result of consolidation in the industries in which the Company operates, changes in product demand or pricing as a result of domestic or international competitive pressures, unknown risks in connection with the Company's acquisitions, and technological factors beyond the Company's control. Although the Company does not have any customers that would be considered individually significant to consolidated sales, changes in the distribution of the Company’s products or the potential loss of one or more of the Company’s larger customers could be considered a risk factor. These factors are also included in this Form 10-K under the caption “Cautionary Statement Regarding Forward-Looking Information.”

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2.	PROPERTIES.

Principal properties of the Company and its majority-owned subsidiaries as of November 30, 2006 were as follows (properties are owned by the Company except as noted):

Location	Description of Property	Square Feet
Bronze:
Pittsburgh, PA	Manufacturing / Division Offices	97,000
Kingwood, WV	Manufacturing	121,000
Melbourne, Australia	Manufacturing	26,000(1)
Milton, Ontario, Canada	Manufacturing	30,000
Parma, Italy	Manufacturing / Warehouse	231,000(1)
Searcy, AR	Manufacturing	113,000
Seneca Falls, NY	Manufacturing	21,000

Casket:
Brooklyn, NY	Distribution / Administrative Offices	47,000(1)
Marshfield, MO	Manufacturing	86,000
Monterrey, Mexico	Manufacturing	178,000(1)
Richmond, IN	Manufacturing	55,000(1)
Richmond, IN	Manufacturing / Metal Stamping	92,000
Richmond, IN	Injection Molding	18,000(1)
York, PA	Manufacturing	307,000

Cremation:
Apopka, FL	Manufacturing / Division Offices	40,000
Richmond, IN	Manufacturing	129,000(1)

Graphics Imaging:
Pittsburgh, PA	Manufacturing / Division Offices	56,000
Julich, Germany	Manufacturing / Division Offices	24,000
Atlanta, GA	Manufacturing	16,000
Beverly, MA	Manufacturing	14,500(1)
Dallas, TX	Manufacturing	15,000(1)
Denver, CO	Manufacturing	12,000(1)
Goslar, Germany	Manufacturing	39,000(1)
Kansas City, MO	Manufacturing	42,000(1)
Leeds, England	Manufacturing	64,000(1)
Munich, Germany	Manufacturing	10,000(1)
Nuremberg, Germany	Manufacturing	27,000(1)
Oakland, CA	Manufacturing	21,000(1)
St. Louis, MO	Manufacturing	25,000
Vienna, Austria	Manufacturing	38,000(1)

Marking Products:
Pittsburgh, PA	Manufacturing / Division Offices	85,000
Gothenburg, Sweden	Manufacturing / Distribution	28,000(1)
Tualatin, OR	Manufacturing	15,000(1)

Merchandising Solutions:
East Butler, PA	Manufacturing / Division Offices	630,000(2)
Columbus, OH	Administrative Offices	12,000 (1)

Corporate Office:
Pittsburgh, PA	General Offices	48,000

ITEM 2.	PROPERTIES, continued

In addition, the Casket division leases warehouse facilities totaling approximately 641,000 square feet in 17 states under operating leases.

(1)	These properties are leased by the Company under operating lease arrangements. Rent expense incurred by the Company for all leased facilities was approximately $10,800,000 in fiscal 2006.
(2)	Approximately one-fifth of this building is leased to unrelated parties.

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

In October 2005, York filed a complaint and a motion for a special and/or preliminary injunction in the Court of Common Pleas of Allegheny County, Pennsylvania (the “Court”) against Yorktowne Caskets, Inc. (“Yorktowne”), the shareholders of Yorktowne, Batesville Casket Company, Inc. and Batesville Services. This action was taken in response to the announcement that Batesville Casket Company, Inc. and/or Batesville Services (collectively “Batesville”) had entered into a definitive agreement to acquire the outstanding stock of Yorktowne, York’s largest independent distributor of wood and metal caskets. The causes of action alleged by York involve the distributor agreement between York and Yorktowne which remains in effect through April 14, 2007.

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

The lawsuit against Yorktowne, its shareholders and Batesville remains pending and the defendants filed appeals from the Court’s injunction ruling to the Superior Court of Pennsylvania (the “Superior Court”). The defendants’ appeals were argued orally before the Superior Court in Pittsburgh, Pennsylvania in late June of 2006 and a decision addressing the merits of the defendants’ appeal could be issued at any time by the Superior Court. Pending a decision by the Superior Court, the preliminary injunction issued on November 9, 2005 remains in force.

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

ITEM 3. LEGAL PROCEEDINGS, continued

It is possible that resolution of the foregoing matter could be unfavorable to the Company; however, the Company intends to vigorously defend against the allegations set forth in the Complaint and the Company does not presently believe that the ultimate resolution will have a material adverse impact on the Company’s financial position or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the Company's security holders during the fourth quarter of fiscal year 2006.

OFFICERS AND EXECUTIVE MANAGEMENT OF THE REGISTRANT

The following information is furnished with respect to officers and executive management as of November 30, 2006:

Name	Age	Positions with Registrant

David M. Kelly	64	Chairman of the Board

Joseph C. Bartolacci	46	President and Chief Executive Officer

David F. Beck	54	Controller

Martin J. Beck	63	President, Brand Solutions

David J. DeCarlo	61	Vice Chairman

Brian J. Dunn	49	President, Marking Products Division

David H. Hewitt	56	President, Bronze Division

Steven F. Nicola	46	Chief Financial Officer, Secretary
		and Treasurer

Harry A. Pontone	76	President, Casket Division

Paul F. Rahill	49	President, Cremation Division

Franz J. Schwarz	58	President, Graphics Europe

Brian E. Tottman	57	Managing Director, Packaging Graphics U.K. and U.S.

David M. Kelly has been Chairman of the Board since March 1996. He was Chief Executive Officer of the Company from September 2005 through September 2006. Prior thereto, he had been President and Chief Executive Officer of the Company from October 1995 through September 2005.

Joseph C. Bartolacci was appointed President and Chief Executive Officer effective October 1, 2006. He had been President and Chief Operating Officer since September 1, 2005. Mr. Bartolacci was elected to the Board of Directors on November 15, 2005. He had been President, Casket Division since February 2004 and Executive Vice President of Matthews since January 1, 2004. He had been President, Matthews Europe since April 2002, and had also been President, Caggiati, S.p.A. (a wholly-owned subsidiary of Matthews International Corporation) since June 1999. Prior thereto, he was General Counsel of Matthews.

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

Brian J. Dunn was appointed President, Marking Products Division in 2002. Prior thereto, he was President, Marking Products, North America.

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

Harry A. Pontone joined the Company in July 2005 as President, Casket Division upon Matthews’s acquisition of Milso Industries, a casket manufacturer and distributor. Mr. Pontone served as President of Milso Industries for more than five years prior to its acquisition by Matthews.

Paul F. Rahill has been President, Cremation Division since October 2002. He performed independent consulting services from April 2000 until October 2002.

Franz J. Schwarz was named President, Graphics Europe in May 2006. He has been Managing Director of Matthews International GmbH (a wholly-owned subsidiary of Matthews International Corporation) since 2000. He was a partial owner of S+T Gesellschaft fur Reprotechnik GmbH (“S+T GmbH”), a provider of printing plates and print services located in Julich, Germany, until September 30, 2005. Matthews International GmbH owns an 80% interest in S+T GmbH as of September 30, 2006.

Brian E. Tottman was appointed Managing Director, Packaging Graphics U.K. and U.S. in June 2006. He joined the Company in August 2004 upon Matthews’s acquisition of The InTouch Group Limited, a provider of reprographic services to the packaging industry in the United Kingdom. Mr. Tottman served as an executive officer of The InTouch Group Limited for more than five years prior to its acquisition by Matthews.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a) Market Information:

The authorized common stock of the Company consists of 70,000,000 shares of Class A Common Stock, $1 par value. The Company's Class A Common Stock is traded on the NASDAQ National Market System under the symbol “MATW”. The following table sets forth the high, low and closing prices as reported by NASDAQ for the periods indicated:

	High	Low	Close
Fiscal 2006:
Quarter ended: September 30, 2006	$38.25	$31.02	$36.79
June 30, 2006	38.32	33.21	34.47
March 31, 2006	39.98	35.03	38.26
December 31, 2005	40.49	34.25	36.41

Fiscal 2005:
Quarter ended: September 30, 2005	$41.86	$36.13	$37.80
June 30, 2005	39.50	31.54	38.96
March 31, 2005	38.48	31.78	32.76
December 31, 2004	38.38	31.36	36.80

The Company has a stock repurchase program, which was initiated in 1996. Under the program, the Company's Board of Directors has authorized the repurchase of a total of 10,000,000 shares of Matthews’ common stock, of which 9,135,146 shares have been repurchased as of September 30, 2006. The buy-back program is designed to increase shareholder value, enlarge the Company's holdings of its common stock, and add to earnings per share. Repurchased shares may be retained in treasury, utilized for acquisitions, or reissued to employees or other purchasers, subject to the restrictions of the Company’s Restated Articles of Incorporation.

All purchases of the Company’s common stock during fiscal 2006 were part of this repurchase program.

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS, continued

The following table shows the monthly fiscal 2006 stock repurchase activity:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced plan	Maximum number of shares that may yet be purchased under the plan

October 2005	-	$-	-	1,378,604
November 2005	-	-	-	1,378,604
December 2005	-	-	-	1,378,604
January 2006	1,000	36.44	1,000	1,377,604
February 2006	-	-	-	1,377,604
March 2006	-	-	-	1,377,604
April 2006	-	-	-	1,377,604
May 2006	-	-	-	1,377,604
June 2006	54,300	33.96	54,300	1,323,304
July 2006	187,050	33.69	187,050	1,136,254
August 2006	209,500	35.63	209,500	926,754
September 2006	61,900	35.66	61,900	864,854
Total	513,750	$34.75	513,750

(b) Holders:

Based on records available to the Company, the number of registered holders of the Company's common stock was 496 at November 30, 2006.

(c) Dividends:

A quarterly dividend of $.055 per share was paid for the fourth quarter of fiscal 2006 to shareholders of record on October 31, 2006. The Company paid quarterly dividends of $.05 per share for the first three quarters of fiscal 2006 and the fourth quarter of fiscal 2005. The Company paid quarterly dividends of $.045 per share for the first three quarters of fiscal 2005.

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

Prior year amounts contained in this table have been restated for the retrospective adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) (“SFAS No. 123 (R)”) (“Share-Based Payment”). See Note 8 of the Notes to Consolidated Financial Statements.

	Years Ended September 30,
	2006 (1)	2005	2004	2003 (2)	2002(3)
	(Amounts in thousands, except per share data)
	(Not Covered by Report of Independent Registered Public Accounting Firm)
Net sales	$715,891	$639,822	$508,801	$458,865	$428,086

Gross profit	271,933	223,075	193,754	170,302	160,364

Operating profit	113,884	98,413	95,078	77,816	65,921

Interest expense	6,995	2,966	1,998	2,852	4,171

Income before income taxes
and change in accounting	105,408	93,056	89,117	71,086	60,192

Income taxes	38,964	34,985	34,584	27,582	23,346

Income before change in accounting	66,444	58,071	54,533	43,504	36,846

Cumulative effect of change in
accounting, net of tax	-	-	-	-	(3,226)
Net income	$66,444	$58,071	$54,533	$43,504	$33,620

Earnings per common share:
Diluted, before change
in accounting	$2.06	$1.79	$1.68	$1.35	$1.16
Diluted	2.06	1.79	1.68	1.35	1.06
Basic	2.08	1.81	1.69	1.37	1.09

Weighted-average common
shares outstanding:
Basic	31,999	32,116	32,217	31,686	30,765
Diluted	32,252	32,381	32,542	32,147	31,644

Cash dividends per share	$.205	$.185	$.165	$.123	$.106

Total assets	$716,090	$665,455	$533,432	$443,294	$426,162
Long-term debt, non-current	120,289	118,952	54,389	57,023	96,487

(1) Fiscal 2006 included a net pre-tax gain of $1,016 which consisted of a pre-tax gain of $2,670 from the sale of a facility and a pre-tax charge of approximately $1,654 related to asset impairments and related costs.
(2) Fiscal 2003 included a net pre-tax charge of approximately $1,000 which consisted of a pre-tax gain of $2,600 on the sale of a facility and a goodwill impairment charge of $3,600.
(3) In fiscal 2002, the Company recorded a pre-tax charge of $5,255 for transitional goodwill impairment as a result of the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets."

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the consolidated financial statements of Matthews International Corporation and related notes thereto. In addition, see "Cautionary Statement Regarding Forward-Looking Information" included in Part I of this Annual Report on Form 10-K.

RESULTS OF OPERATIONS:

The following table sets forth certain income statement data of the Company expressed as a percentage of net sales for the periods indicated and the percentage change in such income statement data from year to year. Prior year amounts contained in this table and the following discussion have been restated for the retrospective adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) (“SFAS No. 123 (R)”) (“Share-Based Payment”). See Note 8 of the Notes to Consolidated Financial Statements.

	Years Ended
	September 30,			Percentage Change
				2006-	2005-
	2006	2005	2004	2005	2004
Sales	100.0%	100.0%	100.0%	11.9%	25.8%
Gross profit	38.0	34.9	38.1	21.9	15.1
Operating profit	15.9	15.4	18.7	15.7	3.5
Income before taxes	14.7	14.5	17.5	13.3	4.4
Net income	9.3	9.1	10.7	14.4	6.5

Comparison of Fiscal 2006 and Fiscal 2005:

Sales for the year ended September 30, 2006 were $715.9 million and were $76.1 million, or 11.9%, higher than sales of $639.8 million for the year ended September 30, 2005. The increase resulted principally from the acquisition of Milso Industries Corporation (“Milso”) in July 2005, and higher sales in the Cremation, Marking Products and Bronze segments. These increases were partially offset by the effect of lower sales in the Merchandising Solutions segment and lower foreign currency values against the U.S. dollar. Bronze segment sales for fiscal 2006 were $218.0 million, compared to $205.7 million for fiscal 2005. The higher level of Bronze segment sales principally reflected an increase in memorial sales (which included price surcharges related to increases in the cost of bronze ingot) and higher mausoleum sales. Sales for the Casket segment were $201.0 million for fiscal 2006, compared to $135.5 million for fiscal 2005. The increase reflected the acquisition of Milso. Excluding Milso, fiscal 2006 sales volume was lower than fiscal 2005, partially attributable to the transition to Company-owned distribution in certain territories and a lower death rate for the year. Sales for the Cremation segment were $26.0 million for the year ended September 30, 2006, compared to $21.5 million for fiscal 2005. The increase primarily reflected higher sales of cremation equipment and cremation caskets. Sales for the Graphics Imaging segment in fiscal 2006 were $140.9 million, compared to $143.2 million in fiscal 2005. The decrease primarily reflected a lower value of the Euro against the U.S. dollar and a decline in volume in certain German markets. Marking Products segment sales for the year ended September 30, 2006 were $52.3 million, compared to $45.7 million for the year ended September 30, 2005. The increase of $6.6 million was principally due to higher worldwide ink-jet coating business and domestic sales volume, particularly in the segment’s industrial automation business.  Sales for the Merchandising Solutions segment were $77.8 million for fiscal 2006, compared to $88.3 million for fiscal 2005. The decline is attributable to lower sales of merchandising systems and displays. Additionally, fiscal 2005 included sales for several promotional programs that did not repeat in fiscal 2006. Lower foreign currency values against the U.S. dollar had an unfavorable impact of approximately $2.6 million on the Company’s consolidated sales compared to the prior year.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS, continued

Gross profit for the year ended September 30, 2006 was $271.9 million, compared to $223.1 million for the year ended September 30, 2005. The increase in consolidated gross profit primarily reflected the Milso acquisition, higher sales in the Cremation, Marking Products and Bronze segments and the effects of manufacturing improvements and cost reduction initiatives. These gains were partially offset by lower Casket segment sales excluding Milso and lower sales in the Merchandising Solutions segment. Consolidated gross profit as a percent of sales increased from 34.9% for fiscal 2005 to 38.0% for fiscal 2006. The gross margin percentage improvement principally related to the acquisition of Milso and the transition to Company-owned casket distribution in certain territories formerly served through independent distribution. Sales through Company-owned distribution generally result in higher gross margin and selling and administrative costs as a percent of sales compared to sales through independent distribution. Gross margin percentages also improved in the Cremation, Graphics Imaging, Marking Products and Merchandising Solutions segments. These increases were partially offset by a decline in Bronze segment gross margin, reflecting the significant rise in bronze ingot cost.

Selling and administrative expenses for the year ended September 30, 2006 were $158.0 million, compared to $124.7 million for fiscal 2005. The increase primarily reflected the acquisition of Milso, the expansion of the Casket segment’s distribution capabilities and a charge of $1.7 million in the Casket segment for the impairment of redundant assets and related costs. These increases were partially offset by a decrease in Bronze segment selling and administrative costs due to cost containment efforts intended to mitigate some of the increase in bronze metal cost, a reduction in Merchandising Solutions segment costs reflecting the effects of the segment’s facilities consolidation program and a gain of $2.7 million on the sale of a Bronze segment facility. Consolidated selling and administrative expenses as a percent of sales were 22.1% for the year ended September 30, 2006, compared to 19.5% for fiscal 2005. The increase reflected the acquisition of Milso, the expansion of the Casket segment’s casket distribution capabilities and the impairment charge, partially offset by the gain on the sale of a Bronze facility.

Operating profit for fiscal 2006 was $113.9 million, representing an increase of $15.5 million over operating profit of $98.4 million for the year ended September 30, 2005. Bronze segment operating profit for fiscal 2006 was $65.0 million, compared to $59.7 million for the year ended September 30, 2005. The increase reflected higher sales and cost reduction initiatives. In addition, the segment’s fiscal 2006 operating profit included a gain of $2.7 million on the sale of a facility. Operating profit for the Casket segment for the year ended September 30, 2006 was $17.0 million, compared to $12.6 million for fiscal 2005. The increase primarily reflected the Milso acquisition, partially offset primarily by lower sales in several territories, and a fourth quarter 2006 charge of $1.7 million for the impairment of redundant assets and related costs. Cremation segment operating profit was $3.4 million for fiscal 2006, compared to $701,000 for fiscal 2005. The increase primarily reflected higher sales of cremation equipment and caskets, improved pricing and cost reduction initiatives. Graphics Imaging operating profit for the year ended September 30, 2006 was $16.6 million, compared to $14.9 million for the year ended September 30, 2005. The increase primarily reflected the effects of cost structure initiatives implemented in the segment’s U.S. and U.K. operations in the fourth quarter of fiscal 2005, partially offset by lower foreign currency values against the U.S. dollar. Operating profit for the Marking Products segment for fiscal 2006 was $9.1 million, compared to $7.4 million for fiscal 2005. The increase resulted from the benefit of higher sales. Merchandising Solutions segment operating profit for the year ended September 30, 2006 was $2.9 million, compared to $3.1 million for fiscal 2005. The decrease primarily reflected lower sales volume. However, Merchandising Solutions operating margin as a percent of sales improved during the second six months of fiscal 2006, reflecting the effects of the facilities consolidation program and other cost reduction initiatives.

Investment income for the year ended September 30, 2006 was $1.4 million, compared to $1.7 million for fiscal 2005. The decrease from the prior year primarily reflected lower levels of invested cash.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS, continued

Interest expense for the year ended September 30, 2006 was $7.0 million, compared to $3.0 million for the prior year. The increase in interest expense primarily reflected higher borrowings under the Company’s domestic Revolving Credit Facility (see “Liquidity and Capital Resources”) and higher interest rates during fiscal 2006. Other income (deductions), net, for the year ended September 30, 2006 represented an increase in pre-tax income of $70,000, compared to an increase in pre-tax income of $1.7 million for fiscal 2005. Other income in fiscal 2005 primarily reflected foreign currency exchange gains on intercompany advances to foreign affiliates. Minority interest deduction for fiscal 2006 was $3.0 million, compared to $5.8 million for fiscal 2005. The lower minority interest deduction for fiscal 2006 resulted principally from the Company’s acquisition of an additional 30% interest in S+T Gesellschaft fur Reprotechnik GmbH (“S+T”) on September 30, 2005.

The Company's effective tax rate for the year ended September 30, 2006 was 37.0% compared to 37.6% for fiscal 2005. The decrease in the effective tax rate resulted primarily from the favorable tax impact of the sale of a Bronze facility. The difference between the Company's effective tax rate and the Federal statutory rate of 35% primarily reflected the impact of state and foreign income taxes.

Comparison of Fiscal 2005 and Fiscal 2004:

Sales for the year ended September 30, 2005 were $639.8 million and were $131.0 million, or 25.8%, higher than sales of $508.8 million for the year ended September 30, 2004. The increase resulted principally from acquisitions, which included Milso during the fourth quarter of fiscal 2005 and a full twelve months of activity for The Cloverleaf Group, Inc. (“Cloverleaf”), The InTouch Group, Limited (“InTouch”) and Holjeron Corporation (“Holjeron”), which were acquired during the fourth quarter of fiscal 2004. In addition, higher foreign currency values against the U.S. dollar had a favorable impact of approximately $5.9 million on the Company’s consolidated sales compared to the prior year. Bronze segment sales for the year ended September 30, 2005 were $205.7 million, compared to $197.4 million for fiscal 2004. The higher level of Bronze segment sales principally reflected higher memorial sales (which included price surcharges related to increases in the cost of bronze ingot) and the favorable impact of increases in the values of foreign currencies against the U.S. dollar. These increases were offset partially by a decline in mausoleum sales. Sales for the Casket segment were $135.5 million for fiscal 2005, compared to $116.6 million for fiscal 2004. The increase primarily reflected the acquisition of Milso in July 2005. Sales for the Cremation segment were $21.5 million for fiscal 2005, compared to $22.5 million for the year ended September 30, 2004. The decrease primarily reflected a decline in volume of cremation caskets. Sales for the Graphics Imaging segment in fiscal 2005 were $143.2 million, compared to $113.2 million in fiscal 2004. The increase primarily reflected the acquisition of InTouch and an increase in the value of the Euro against the U.S. dollar. Marking Products segment sales for fiscal 2005 were $45.7 million, compared to $38.0 million for the year ended September 30, 2004. The increase of $7.7 million was principally due to the acquisition of Holjeron, higher sales volume, and the increase in value of the Swedish Krona against the U.S. dollar. Sales for the Merchandising Solutions segment were $88.3 million for the year ended September 30, 2005, compared to $21.1 million for fiscal 2004 (acquired in July 2004).

Gross profit for the year ended September 30, 2005 was $223.1 million, compared to $193.8 million for the year ended September 30, 2004. Consolidated gross profit as a percent of sales decreased from 38.1% for fiscal 2004 to 34.9% for fiscal 2005. The increase in consolidated gross profit primarily reflected the Milso acquisition completed in the fourth quarter of fiscal 2005, the full year impact of the acquisitions of Cloverleaf, InTouch and Holjeron during the fourth quarter of fiscal 2004, the effects of manufacturing improvements and cost reduction initiatives in several of the Company’s segments, and higher foreign exchange values against the U.S. dollar. These gains were partially offset by lower sales in the Cremation segment, higher costs for bronze ingot and steel, and costs incurred in connection with the establishment of a casket manufacturing facility in Mexico. The gross margin percentage decline principally related to the factors discussed above, as well as the inclusion of a full year of results for Cloverleaf, which generally has lower gross margins than other Matthews’ businesses.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS, continued

Selling and administrative expenses for fiscal 2005 were $124.7 million, compared to $98.7 million for the year ended September 30, 2004. The increase resulted primarily from the aforementioned acquisitions. Consolidated selling and administrative expenses as a percent of sales were 19.5% for the year ended September 30, 2005, compared to 19.4% for fiscal 2004. The increase reflected the July 2005 acquisition of Milso. As a distributor of caskets, Milso has higher selling and administrative expenses as a percentage of sales than other Matthews’ businesses. This increase was partially offset by cost controls in the Bronze segment and the July 2004 acquisition of Cloverleaf, which generally has lower selling and administrative expenses as a percentage of sales than most of Matthews’ other businesses.

Operating profit for the year ended September 30, 2005 was $98.4 million, representing an increase of $3.3 million over operating profit of $95.1 million for fiscal 2004. Higher foreign currency values against the U.S. dollar had a favorable impact of approximately $1.5 million on the Company’s consolidated operating profit for the year ended September 30, 2005 compared to fiscal 2004. Bronze segment operating profit for fiscal 2005 was $59.7 million, compared to $53.1 million for fiscal 2004. The increase reflected higher sales, cost reduction initiatives and the favorable impact of the increase in the value of foreign currencies against the U.S. dollar. In addition, the segment’s operating profit during the prior year included one-time severance costs related to personnel reductions. Operating profit for the Casket segment for the year ended September 30, 2005 was $12.6 million, compared to $14.0 million for the year ended September 30, 2004. The decrease primarily reflected the higher cost of steel and costs incurred in connection with the establishment of a casket manufacturing facility in Mexico. Fiscal 2005 expenses related to the Mexico project approximated $3.7 million. These factors were partially offset by higher sales and operating efficiencies realized in connection with productivity initiatives. Cremation segment operating profit was $701,000 for fiscal 2005, compared to $1.3 million for fiscal 2004. The decrease primarily reflected lower sales volume and higher raw material costs. The Company estimates that for 2005, the aggregate negative impact on consolidated operating profit of increases in the cost of steel and bronze, net of the bronze price surcharges, approximated $2.9 million compared to fiscal 2004. Graphics Imaging operating profit for fiscal 2005 was $14.9 million, compared to $18.8 million for the year ended September 30, 2004. The segment's decrease in operating profit reflected lower margins in North America and several European graphics businesses and investments during fiscal 2005 in developing new domestic accounts. Operating profit for the Marking Products segment for fiscal 2005 was $7.4 million, compared to $6.4 million for the year ended September 30, 2004. The increase resulted from the acquisition of Holjeron, the benefit of higher sales, and the increase in value of the Swedish Krona against the U.S. dollar. These gains were partially offset by an increase in new product development costs. The Merchandising Solutions segment, contributed $3.1 million of operating profit during fiscal 2005, compared to $1.5 million for fiscal 2004 (acquired in July 2004).

Investment income for the year ended September 30, 2005 was $1.7 million, compared to $1.6 million for the prior year. The increase from the prior year primarily reflected higher rates of return on invested cash.

Interest expense for the year ended September 30, 2005 was $3.0 million, compared to $2.0 million for the prior year. The increase in interest expense primarily reflected new borrowings under the Company’s domestic Revolving Credit Facility (see “Liquidity and Capital Resources”). Other income (deductions), net, for the year ended September 30, 2005 represented an increase in pre-tax income of $1.7 million, compared to a reduction in pre-tax income of $57,000 for fiscal 2004. Other income in fiscal 2005 primarily reflected foreign currency exchange gains on intercompany advances to foreign affiliates. Minority interest deduction for fiscal 2005 was $5.8 million, compared to $5.5 million for the prior year. The higher minority interest deduction for fiscal 2005 resulted principally from an increase in operating income in several of the Company's less than wholly-owned European Graphics Imaging businesses.

The Company's effective tax rate for the year ended September 30, 2005 was 37.6% compared to 38.8% for fiscal 2004. The decrease in the effective tax rate resulted primarily from lower state and foreign taxes. The difference between the Company's effective tax rate and the Federal statutory rate of 35% primarily reflected the impact of state and foreign income taxes.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS, continued

LIQUIDITY AND CAPITAL RESOURCES:

Net cash provided by operating activities was $66.1 million for the year ended September 30, 2006, compared to $70.3 million and $82.3 million for fiscal 2005 and 2004, respectively. Operating cash flow for fiscal 2006 primarily reflected net income adjusted for depreciation and amortization, stock-based compensation expense and an increase in minority interest, partially offset by an increase in working capital. The year-over-year decline in cash provided by operating activities is attributable to an increase in working capital primarily resulting from higher levels of accounts receivable and inventories with the Casket segment’s expansion of its distribution capabilities. Operating cash flow for fiscal 2005 primarily reflected net income adjusted for depreciation and amortization, stock-based compensation expense and an increase in minority interest, partially offset by an increase in working capital, primarily accounts receivable and inventory. Operating cash flow for fiscal 2004 primarily reflected net income adjusted for depreciation and amortization, stock-based compensation expense, an increase in minority interest and a $1.5 million cash contribution to the Company's principal pension plan.

Cash used in investing activities was $48.8 million for the year ended September 30, 2006, compared to $139.0 million and $82.8 million for fiscal years 2005 and 2004, respectively. Investing activities for fiscal 2006 primarily reflected payments (net of cash acquired) of $32.3 million for acquisitions, capital expenditures of $19.4 million, and proceeds of $3.1 million from the sale of assets. Investing activities for fiscal 2005 primarily reflected payments (net of cash acquired) of $109.4 million for acquisitions, capital expenditures of $28.1 million, net purchases of investments of $2.6 million and proceeds of $1.1 million from the sale of assets. Investing activities for fiscal 2004 primarily included payments (net of cash acquired) of $74.5 million and capital expenditures of $10.4 million. See “Acquisitions” for further discussion of the Company’s acquisitions.

Capital expenditures were $19.4 million for the year ended September 30, 2006, compared to $28.1 million and $10.4 million for fiscal 2005 and 2004, respectively. The increase in capital spending in fiscal 2005 reflected the capital expenditures made in connection with establishment of the casket manufacturing facility in Mexico and the acquisition of production facilities for the Merchandising Solutions segment and a European graphics business. Capital expenditures in each of the last three fiscal years reflected reinvestment in the Company's business segments and were made primarily for the purchase of new manufacturing machinery, equipment and facilities designed to improve product quality, increase manufacturing efficiency, lower production costs and meet regulatory requirements. Capital expenditures for the last three fiscal years were primarily financed through operating cash. Capital spending for property, plant and equipment has averaged $19.3 million for the last three fiscal years. The capital budget for fiscal 2007 is $27.1 million. The Company expects to generate sufficient cash from operations to fund all anticipated capital spending projects.

Cash used in financing activities for the year ended September 30, 2006 was $28.8 million, reflecting net repayments of long-term debt of $2.1 million, treasury stock purchases of $17.5 million, proceeds of $2.0 million from the sale of treasury stock (stock option exercises), a tax benefit of $902,000 from exercised stock options, dividends of $6.6 million ($0.205 per share) to the Company’s shareholders and distributions of $5.5 million to minority interests. Cash provided by financing activities for the year ended September 30, 2005 was $45.4 million, reflecting proceeds, net of repayments, from long-term debt of $75.7 million, treasury stock purchases of $27.9 million, proceeds of $5.9 million from the sale of treasury stock (stock option exercises), a tax benefit of $3.1 million from exercised stock options, dividends of $5.9 million ($0.185 per share) to the Company’s shareholders and distributions of $5.5 million to minority interests. Cash used in financing activities for the year ended September 30, 2004 was $2.2 million, reflecting proceeds, net of repayments, from long-term debt of $6.4 million, treasury stock purchases of $14.9 million, proceeds of $10.6 million from the sale of treasury stock (stock option exercises), a tax benefit of $4.5 million from exercised stock options, dividends of $5.3 million ($0.165 per share) to the Company’s shareholders and dividends of $3.5 million to minority interests.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS, continued

The Company has a domestic Revolving Credit Facility with a syndicate of financial institutions. In February 2005, the facility, which was originally in the amount of $125.0 million, was amended to increase the borrowing capacity to $150.0 million. Borrowings under the amended facility, which is scheduled to mature on April 30, 2009, bear interest at LIBOR plus a factor ranging from .50% to 1.00% based on the Company’s leverage ratio. The leverage ratio is defined as net indebtedness divided by EBITDA (earnings before interest, taxes, depreciation and amortization). The Company is required to pay an annual commitment fee ranging from .20% to .30% (based on the Company’s leverage ratio) of the unused portion of the facility. The Revolving Credit Facility, as amended, requires the Company to maintain certain leverage and interest coverage ratios. A portion of the facility (not to exceed $10.0 million) is available for the issuance of trade and standby letters of credit. Outstanding borrowings on the Revolving Credit Facility at September 30, 2006 were $123.2 million. The weighted-average interest rate on outstanding borrowings at September 30, 2006 and 2005 was 4.88% and 3.80%, respectively.

In April 2004, the Company entered into an interest rate swap that fixed, for a five year period, the interest rate on borrowings in an initial amount of $50.0 million. The interest rate was fixed at 2.66% plus a factor based on the Company’s leverage ratio (the factor was .50% at September 30, 2006). The interest rate swap was designated as a cash flow hedge of the future variable interest payments under the Revolving Credit Facility which are considered probable of occurring. Based on the Company’s assessment, all of the critical terms of the hedge matched the underlying terms of the hedged debt and related forecasted interest payments and as such, these hedges were considered highly effective. Equal quarterly payments of $2.5 million plus interest are due on this $50.0 million borrowing until its maturity in April 2009.

In July 2005, the Company increased its outstanding borrowings under the facility. The additional borrowings were used to complete the acquisition of Milso. Effective September 30, 2005, the Company entered into an additional interest rate swap that fixed, for the period through the maturity of the Revolving Credit Facility, the interest rate on additional borrowings in an initial amount of $50.0 million. The interest rate was fixed at 4.14% plus a factor based on the Company’s leverage ratio (the factor was .50% at September 30, 2006). The interest rate swap was designated as a cash flow hedge of the future variable interest payments under the Revolving Credit Facility which are considered probable of occurring. Based on the Company’s assessment, all of the critical terms of the hedge match the underlying terms of the hedged debt and related forecasted interest payments and as such, these hedges were considered highly effective. Equal quarterly payments of $3.3 million plus interest are due on this $50.0 million borrowing until its maturity in April 2009.

The fair value of the interest rate swaps reflected an unrealized gain of $1.5 million ($918,000 after tax) at September 30, 2006 that is included in equity as part of accumulated other comprehensive income. Assuming market rates remain constant with the rates at September 30, 2006, approximately $356,000 of the $918,000 gain included in accumulated other comprehensive income is expected to be recognized in earnings as an adjustment to interest expense over the next twelve months.

The Company, through its wholly-owned subsidiary, Matthews International GmbH (“MIGmbH”), has a credit facility with National Westminster Bank Plc for borrowings up to 10.0 million Euros. At September 30, 2006, outstanding borrowings under the credit facility totaled 8.5 million Euros ($10.8 million). The weighted-average interest rate on outstanding MIGmbH related borrowings at September 30, 2006 and 2005 was 3.69% and 2.66%, respectively.

The Company, through its wholly-owned subsidiary, Caggiati S.p.A., has several loans with various Italian banks. Outstanding borrowings on these loans totaled 8.0 million Euros ($10.2 million) at September 30, 2006. Caggiati S.p.A. also has three lines of credit totaling approximately 8.4 million Euros ($10.6 million) with the same Italian banks. Outstanding borrowings on these lines were 2.4 million Euros ($3.0 million) at September 30, 2006. The weighted-average interest rate on outstanding Caggiati S.p.A. related borrowings at September 30, 2006 and 2005 was 3.17% and 2.81%, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS, continued

The Company has a stock repurchase program, which was initiated in 1996. As of September 30, 2006, the Company's Board of Directors had authorized the repurchase of a total of 10,000,000 shares of Matthews’ common stock under the program, of which 9,135,146 shares had been repurchased as of September 30, 2006. The buy-back program is designed to increase shareholder value, enlarge the Company's holdings of its common stock, and add to earnings per share. Repurchased shares may be retained in treasury, utilized for acquisitions, or reissued to employees or other purchasers, subject to the restrictions of the Company’s Restated Articles of Incorporation.

Consolidated working capital of the Company was $105.6 million at September 30, 2006, compared to $86.6 million and $90.9 million at September 30, 2005 and 2004, respectively. Working capital at September 30, 2006 reflected higher levels of accounts receivable and inventories resulting primarily from the Casket segment’s expansion of its distribution capabilities. Working capital at September 30, 2005 reflected higher levels of accounts receivable and inventories, primarily due to the Milso acquisition, an increase in current maturities of debt, and higher levels of current liabilities, also primarily the result of the Milso acquisition. Cash and cash equivalents were $29.7 million at September 30, 2006, compared to $39.6 million and $65.8 million at September 30, 2005 and 2004, respectively. The Company's current ratio at September 30, 2006 was 1.8, compared to 1.6 and 1.8 at September 30, 2005 and 2004, respectively.

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

At September 30, 2006, an accrual of approximately $10.0 million had been recorded for environmental remediation (of which $925,000 was classified in other current liabilities), representing management's best estimate of the probable and reasonably estimable costs of the Company's known remediation obligations. The accrual, which reflects previously established reserves assumed with the acquisition of York and additional reserves recorded as a purchase accounting adjustment, does not consider the effects of inflation and anticipated expenditures are not discounted to their present value. Changes in the accrued environmental remediation obligation from the prior fiscal year reflects payments charged against the accrual. While final resolution of these contingencies could result in costs different than current accruals, management believes the ultimate outcome will not have a significant effect on the Company's consolidated results of operations or financial position.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS, continued

ACQUISITIONS:

Fiscal 2006:

Acquisition spending, net of cash acquired, during the year ended September 30, 2006 totaled $32.3 million, and primarily included the following:

On March 1, 2006, the Company acquired Royal Casket Company, a distributor of primarily York brand caskets in the Southwest region of the United States. The transaction was structured as an asset purchase with potential additional consideration payable contingent upon the operating performance of the acquired operations during the next five years. The Company expects to account for this consideration as additional purchase price. The acquisition was intended to expand Matthews’ casket distribution capabilities in the Southwestern United States.

On February 23, 2006, the Company acquired The Doyle Group, a provider of reprographic services to the packaging industry, located in Oakland, California. The transaction was structured as an asset purchase, with potential additional consideration payable contingent upon the operating performance of the acquired operations during the next three years. The Company expects to account for this consideration as additional purchase price. The acquisition was intended to expand the Company’s graphics business in the Western United States.

On September 30, 2005, the Company acquired an additional 30% interest in S+T which was paid in October 2005. The Company had acquired a 50% interest in S+T in 1998.

Fiscal 2005:

In July 2005, the Company acquired Milso, a leading manufacturer and marketer of caskets in the United States. Milso, headquartered in Brooklyn, New York, has manufacturing operations in Richmond, Indiana and maintains distribution centers throughout the Northeast, Mid-Atlantic, Midwest and Southwest regions of the United States. The transaction was structured as an asset purchase, at an initial purchase price of approximately $95.0 million. In connection with the contingent consideration provisions of the acquisition agreement, the Company has agreed to pay additional purchase consideration of $7.0 million. The additional consideration, which will be paid in fiscal 2007, was recorded as additional purchase price as of September 30, 2006. The acquisition was intended to expand Matthews’ products and services in the United States casket market.

In June 2005, the Company paid additional consideration of $6.0 million to the minority owner of Rudolf Reproflex GmbH under the terms of the original acquisition agreement. The Company had acquired a 75% interest in Rudolf in 2001.

Fiscal 2004:

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS, continued

contingent on the future growth in value of the acquired operations. The Company expects to account for this additional consideration as additional purchase price. The acquisition was designed to expand the Company’s products and services into the merchandising solutions market.

In July 2004, the Company acquired Holjeron, an industrial controls manufacturer located near Portland, Oregon. The acquisition was structured as a stock purchase. In February 2005, additional consideration was paid in accordance with the purchase agreement. The acquisition was a part of Matthews’ strategy to increase its presence in the marking products industry.

Matthews has accounted for these acquisitions using the purchase method and, accordingly, recorded the acquired assets and liabilities at their estimated fair values at the acquisition dates. The excess of the purchase price over the estimated fair value of the net assets acquired was recorded as goodwill.

FORWARD-LOOKING INFORMATION:

The Company’s objective with respect to operating performance is to increase annual earnings per share in the range of 12% to 15% over the long term. For the past ten fiscal years, the Company has achieved an average annual increase in earnings per share of 16.3%.

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

The significant factors impacting the Company’s fiscal 2006 results were the fiscal 2005 acquisition of Milso, a significant rise in bronze metal costs, continued work on the start-up of the Mexican casket plant, the transition to Company-owned casket distribution in certain territories and the facilities consolidation efforts in the Merchandising Solutions segment. The Company expects to continue to face several of these same issues in fiscal 2007. Bronze metal costs may remain high. The casket business will continue the transition to Company-owned distribution in certain territories in 2007, and as the production rate of the Mexican facility continues to increase, the Company will be further evaluating its casket manufacturing capacity needs. Lastly, although the facilities consolidation in the Merchandising Solutions business is substantially complete, as the segment is in the early stages of the improvements generated from this consolidation, the operation is still expected to have some challenges.

Based on the Company’s growth strategy and factors discussed above, the Company currently expects to achieve fiscal 2007 diluted earnings per share growth in the range of its long-term growth objective of 12% to 15% over fiscal 2006 earnings per share. This earnings expectation excludes the net favorable impact of the gain of the sale of property and the impairment of assets and related costs on the fiscal 2006 fourth quarter. In addition, this expectation does not include the impact of any unusual items in fiscal 2007, such as any payouts that may be earned in fiscal 2007 under the Milso acquisition-related agreements.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS, continued

The Company's significant accounting policies are included in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K. Management believes that the application of these policies on a consistent basis enables the Company to provide useful and reliable financial information about the Company's operating results and financial condition. The following accounting policies involve significant estimates, which were considered critical to the preparation of the Company's consolidated financial statements for the year ended September 30, 2006.

Allowance for Doubtful Accounts:

The allowance for doubtful accounts is based on an evaluation of specific customer accounts for which available facts and circumstances indicate collectibility may be a problem. In addition, the allowance includes a reserve for all customers based on historical collection experience.

Long-Lived Assets:

Property, plant and equipment, goodwill and other intangible assets are carried at cost. Depreciation on property, plant and equipment is computed primarily on the straight-line method over the estimated useful lives of the assets. Property, plant and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets is determined by comparing the estimated undiscounted net cash flows of the operations to which the assets relate. An impairment loss would be recognized when the carrying amount of the assets exceeds the estimated undiscounted net cash flows.

Goodwill is not amortized, but is subject to periodic review for impairment. In general, when the carrying value of a reporting unit exceeds its implied fair value, an impairment loss must be recognized. For purposes of testing for impairment, the Company uses a combination of valuation techniques, including discounted cash flows. Intangible assets are amortized over their estimated useful lives, unless such lives are considered to be indefinite. A significant decline in cash flows generated from these assets may result in a write-down of the carrying values of the related assets. The Company performed its annual impairment reviews in the second quarters of fiscal 2006 and fiscal 2005 and determined that no adjustments to the carrying values of goodwill or other intangibles were necessary at those times.

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

Pension and Postretirement Benefits:

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

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS, continued

The Company's principal pension plan maintains a substantial portion of its assets in equity securities in accordance with the investment policy established by the Company’s pension board. Based on an analysis of the historical performance of the plan's assets and consultation with its independent investment advisor, the Company has maintained the long-term rate of return assumption for these assets at 9.0% for purposes of determining pension cost and funded status under SFAS No. 87, "Employers' Accounting for Pensions." The Company’s discount rate assumption used in determining the present value of the projected benefit obligation is based upon published indices for long-term (10-year) high quality bonds as of its plan year-end date (July 31). The discount rate was 6.5%, 5.75% and 6.5% in fiscal 2006, 2005 and 2004, respectively, reflecting long-term bond rates in each of those periods.

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

At September 30, 2006, the Company held 354,182 memorials and 248,104 vases in its storage facilities under the pre-need sales program.

Construction revenues are recognized under the percentage-of-completion method of accounting using the cost-to-cost method. The Company offers rebates to certain customers participating in volume purchase programs. Rebates are estimated and recorded as a reduction in sales at the time the Company’s products are sold.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS, continued

LONG-TERM CONTRACTUAL OBLIGATIONS AND COMMITMENTS:

The following table summarizes the Company’s contractual obligations at September 30, 2006, and the effect such obligations are expected to have on its liquidity and cash flows in future periods.

	Payments due in fiscal year:
					After
	Total	2007	2008 to 2009	2010 to 2011	2011
Contractual Cash Obligations:	(Dollar amounts in thousands)
Revolving credit facilities	$133,946	$23,333	$110,613	$-	$-
Notes payable to banks	10,214	1,253	2,600	2,600	3,761
Short-term borrowings	2,961	2,961	-	-	-
Capital lease obligations	1,673	958	706	9	-
Non-cancelable operating leases	32,784	8,417	12,086	6,621	5,660
Total contractual cash obligations	$181,578	$36,922	$126,005	$9,230	$9,421

A significant portion of the loans included in the table above bear interest at variable rates. At September 30, 2006, the weighted-average interest rate was 4.88% on the Company’s domestic Revolving Credit Facility, 3.69% on the credit facility through the Company’s wholly-owned German subsidiary, and 3.17% on bank loans to the Company’s wholly-owned subsidiary, Caggiati S.p.A.

Benefit payments under the Company’s principal retirement plan are made from plan assets, while benefit payments under the supplemental retirement plan and postretirement benefit plan are funded from the Company’s operating cash. The Company does not currently plan to make any significant contributions to its principal retirement plan in fiscal 2007. The Company estimates that benefit payments to participants under its retirement plans (including its supplemental retirement plan) and postretirement benefit payments will be $4.6 million and $1.0 million, respectively, in fiscal 2007. The amounts are not expected to change materially thereafter. The Company believes that its current liquidity sources, combined with its operating cash flow and borrowing capacity, will be sufficient to meet its capital needs for the foreseeable future.

INFLATION:

Except for the significant increases in the cost of bronze ingot and steel (see “Results of Operations”), inflation has not had a material impact on the Company over the past three years nor is it anticipated to have a material impact for the foreseeable future.

ACCOUNTING PRONOUNCEMENTS:

In November 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 115-1 and FAS 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("FSP 115-1"), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 was adopted by the Company in the second quarter of fiscal 2006 as required and had no material impact on the Company’s consolidated financial position and results of operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS, continued

In June 2006, FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Any resulting cumulative effect of applying the provisions of FIN 48 upon adoption will be reported as an adjustment to beginning retained earnings in the period of adoption. The Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of the adoption of FIN 48.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” which amends SFAS 87, 88, 106 and 132(R).  SFAS No. 158 requires employers to recognize the over-funded or under-funded status of defined benefit postretirement plans on the balance sheet and to recognize the corresponding adjustment in other comprehensive income. In addition, the statement requires recognition in other comprehensive income of gains or losses and prior service costs or credits that are not included as components of periodic benefit expense. These provisions of the statement are effective for public companies for fiscal years ending after December 15, 2006.  Accordingly, the Company will adopt this provision of SFAS No. 158 prospectively for the year-end financial statements dated September 30, 2007.  If the Company had adopted SFAS No. 158 as of September 30, 2006, the liability for pension and postretirement benefits would have increased approximately $10.0 million, deferred tax assets would have increased approximately $3.9 million and equity (other accumulated comprehensive income) would have decreased by approximately $6.1 million.

Further, SFAS No. 158 requires the Company to measure the plan assets and benefit obligations of defined benefit postretirement plans as of the date of its year-end balance sheet. This provision of the SFAS No. 158 is effective for public companies for fiscal years beginning after December 15, 2008.  The Company currently measures plan assets and benefit obligations as of July 31 of each year. The Company is considering the implications of this provision and the feasibility of earlier adoption of this portion of the statement.  Upon adoption, this provision is not expected to have a material effect on the financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The Statement applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 157 is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

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

Interest Rates - The Company’s most significant long-term debt instrument is the domestic Revolving Credit Facility, as amended, which bears interest at variable rates based on LIBOR. In April 2004, the Company entered into an interest rate swap that fixed, for a five-year period, the interest rate on borrowings in an initial amount of $50.0 million ($27.5 million outstanding at September 30, 2006). The interest rate was fixed at 2.66% plus a factor based on the Company’s leverage ratio (the factor was .50% at September 30, 2006). The interest rate swap was designated as a cash flow hedge of the future variable interest payments under the Revolving Credit Facility which are considered probable of occurring. On July 11, 2005 the Company increased its outstanding borrowings under the facility and, effective September 30, 2005, the Company entered into an additional interest rate swap that fixed, for the period through the maturity of the Revolving Credit Facility, the interest rate on the additional borrowings in an initial amount of $50.0 million ($36.7 million outstanding at September 30, 2006). The interest rate was fixed at 4.14% plus a factor based on the Company’s leverage ratio (the factor was .50% at September 30, 2006). The interest rate swap was designated as a cash flow hedge of the future variable interest payments under the Revolving Credit Facility which are considered probable of occurring. The fair value of the interest rate swaps reflected an unrealized gain of $1.5 million ($918,000 after tax) at September 30, 2006 that is included in equity as part of accumulated other comprehensive income. A decrease of 10% in market interest rates (i.e. a decrease from 3.5% to 3.15%) would result in a decrease of approximately $254,000 in the fair value of the interest rate swaps.

Commodity Price Risks - In the normal course of business, the Company is exposed to commodity price fluctuations related to the purchases of certain materials and supplies (such as bronze ingot, steel and wood) used in its manufacturing operations. The Company obtains competitive prices for materials and supplies when available.

Foreign Currency Exchange Rates - The Company is subject to changes in various foreign currency exchange rates, including the Euro, the British Pound, Canadian dollar, Australian dollar and Swedish Krona, in the conversion from local currencies to the U.S. dollar of the reported financial position and operating results of its non-U.S. based subsidiaries. An adverse change of 10% in exchange rates would have resulted in a decrease in sales of $16.5 million and a decrease in operating income of $2.9 million for the year ended September 30, 2006.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Description	Pages

Management’s Report to Shareholders	34

Report of Independent Registered Public Accounting Firm	35-36

Financial Statements:

Consolidated Balance Sheets	37-38

Consolidated Statements of Income	39

Consolidated Statements of Shareholders' Equity	40

Consolidated Statements of Cash Flows	41

Notes to Consolidated Financial Statements	42-65

Supplementary Financial Information (unaudited)	66

Financial Statement Schedule - Schedule II-Valuation and Qualifying
Accounts for the years ended September 30, 2006, 2005 and 2004	67

MANAGEMENT’S REPORT TO SHAREHOLDERS

To the Shareholders and Board of Directors of
Matthews International Corporation:

Management’s Report on Financial Statements

The accompanying consolidated financial statements of Matthews International Corporation and its subsidiaries (collectively, the “Company”) were prepared by management, which is responsible for their integrity and objectivity. The statements were prepared in accordance with generally accepted accounting principles and include amounts that are based on management’s best judgments and estimates. The other financial information included in this Annual Report on Form 10-K is consistent with that in the financial statements.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. In order to evaluate the effectiveness of internal control over financial reporting management has conducted an assessment using the criteria in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s internal controls over financial reporting include those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on its assessment, management has concluded that the Company maintained effective internal control over financial reporting as of September 30, 2006, based on criteria in Internal Control - Integrated Framework issued by the COSO. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2006, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Management’s Certifications

The certifications of the Company’s Chief Executive Officer and Chief Financial Officer required by the Sarbanes-Oxley Act have been included as Exhibits 31 and 32 in the Company’s Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Matthews International Corporation:

We have completed integrated audits of Matthews International Corporation’s 2006 and 2005 consolidated financial statements and of its internal control over financial reporting as of September 30, 2006, and an audit of its 2004 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Matthews International Corporation and its subsidiaries (the Company) at September 30, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 8 to the consolidated financial statements, effective October 1, 2005, the Company changed its method of accounting for share-based payments.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management's Report on Internal Control over Financial Reporting appearing under Item 8, that the Company maintained effective internal control over financial reporting as of September 30, 2006 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/PricewaterhouseCoopers LLP

Pittsburgh, Pennsylvania
December 6, 2006

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
September 30, 2006 and 2005
(Dollar amounts in thousands, except per share data)
__________

ASSETS	2006	2005
Current assets:
Cash and cash equivalents	$29,720	$39,555
Short-term investments	92	67
Accounts receivable, net of allowance for doubtful accounts of $10,829 and $10,547, respectively	121,750	115,362
Inventories	85,415	71,333
Deferred income taxes	1,682	1,506
Other current assets	4,184	4,310
Total current assets	242,843	232,133

Investments	11,492	11,072

Property, plant and equipment, net	88,099	88,867

Deferred income taxes	24,441	20,415

Other assets	6,125	5,899

Goodwill	298,125	260,672

Other intangible assets, net of accumulated amortization of $5,260 and $2,918, respectively	44,965	46,397

Total assets	$716,090	$665,455

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS, continued
September 30, 2006 and 2005
(Dollar amounts in thousands, except per share data)
__________

LIABILITIES AND SHAREHOLDERS' EQUITY	2006	2005
Current liabilities:
Long-term debt, current maturities	$28,451	$28,721
Trade accounts payable	26,925	43,524
Accrued compensation	33,517	32,858
Accrued income taxes	9,230	11,640
Other current liabilities	39,086	28,834
Total current liabilities	137,209	145,577

Long-term debt	120,289	118,952

Pension and postretirement benefits	35,142	30,494

Deferred income taxes	9,942	7,589

Environmental reserve	9,028	9,607

Other liabilities and deferred revenue	12,055	15,487

Commitments and contingent liabilities

Shareholders' equity:
Class A common stock, $1.00 par value; authorized 70,000,000 shares; 36,333,992 shares issued	36,334	36,334
Preferred stock, $100 par value, authorized 10,000 shares, none issued	-	-
Additional paid-in capital	33,953	29,524
Retained earnings	410,203	350,311
Accumulated other comprehensive income (loss)	4,386	(1,359)
Treasury stock, 4,699,697 and 4,307,300 shares, respectively, at cost	(92,451)	(77,061)
Total shareholders' equity	392,425	337,749

Total liabilities and shareholders' equity	$716,090	$665,455

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
for the years ended September 30, 2006, 2005 and 2004
(Dollar amounts in thousands, except per share data)
__________

	2006	2005	2004
Sales	$715,891	$639,822	$508,801
Cost of sales	(443,958)	(416,747)	(315,047)
Gross profit	271,933	223,075	193,754

Selling expense	(70,354)	(59,484)	(46,999)
Administrative expense	(87,695)	(65,178)	(51,677)
Operating profit	113,884	98,413	95,078

Investment income	1,420	1,726	1,612
Interest expense	(6,995)	(2,966)	(1,998)
Other income (deductions), net	70	1,658	(57)
Minority interest	(2,971)	(5,775)	(5,518)

Income before income taxes	105,408	93,056	89,117

Income taxes	(38,964)	(34,985)	(34,584)

Net income	$66,444	$58,071	$54,533

Earnings per share:
Basic	$2.08	$1.81	$1.69
Diluted	$2.06	$1.79	$1.68

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
for the years ended September 30, 2006, 2005 and 2004
(Dollar amounts in thousands, except per share data)
__________

				Accumulated
				Other
		Additional		Comprehensive
	Common	Paid-in	Retained	Income (Loss)	Treasury
	Stock	Capital	Earnings	(net of tax)	Stock	Total

Balance, September 30, 2003	$36,334	$18,195	$248,951	$6,643	$(50,784)	$259,339
Net income	-	-	54,533	-	-	54,533
Unrealized gains (losses)	-	-	-	(37)	-	(37)
Minimum pension liability	-	-	-	(737)	-	(737)
Translation adjustment	-	-	-	5,360	-	5,360
Fair value of derivative	-	-	-	309	-	309
Total comprehensive income						59,428
Stock-based compensation	-	2,716	-	-	-	2,716
Treasury stock transactions:
Purchase of 497,736 shares	-	-	-	-	(14,894)	(14,894)
Issuance of 746,261 shares under stock plans	-	3,948	-	-	9,922	13,870
Dividends, $.165 per share	-	-	(5,319)	-	-	(5,319)
Balance, September 30, 2004	36,334	24,859	298,165	11,538	(55,756)	315,140
Net income	-	-	58,071	-	-	58,071
Unrealized gains (losses)	-	-	-	(28)	-	(28)
Minimum pension liability	-	-	-	(9,833)	-	(9,833)
Translation adjustment	-	-	-	(3,676)	-	(3,676)
Fair value of derivatives	-	-	-	640	-	640
Total comprehensive income						45,174
Stock-based compensation	-	2,874	-	-	-	2,874
Treasury stock transactions:
Purchase of 792,728 shares	-	-	-	-	(27,933)	(27,933)
Issuance of 408,846 shares under stock plans	-	1,791	-	-	6,628	8,419
Dividends, $.185 per share	-	-	(5,925)	-	-	(5,925)
Balance, September 30, 2005	36,334	29,524	350,311	(1,359)	(77,061)	337,749
Net income	-	-	66,444	-	-	66,444
Minimum pension liability	-	-	-	88	-	88
Translation adjustment	-	-	-	5,688	-	5,688
Fair value of derivatives	-	-	-	(31)	-	(31)
Total comprehensive income						72,189
Stock-based compensation	-	3,865	-	-	-	3,865
Treasury stock transactions:
Purchase of 513,750 shares	-	-	-	-	(17,491)	(17,491)
Issuance of 121,353 shares under stock plans	-	564	-	-	2,101	2,665
Dividends, $.205 per share	-	-	(6,552)	-	-	(6,552)
Balance, September 30, 2006	$36,334	$33,953	$410,203	$4,386	$(92,451)	$392,425

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended September 30, 2006, 2005 and 2004
(Dollar amounts in thousands, except per share data)
__________

	2006	2005	2004
Cash flows from operating activities:
Net income	$66,444	$58,071	$54,533

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,463	19,893	15,628
Minority interest	2,971	5,775	5,518
Stock-based compensation expense	3,865	2,874	2,716
Change in deferred taxes	(2,150)	681	(39)
Impairment charges	986	-	1,028
Net (gain) loss on dispositions of assets	(3,090)	(200)	35
Changes in working capital items	(28,093)	(19,673)	1,936
(Increase) decrease in other assets	(118)	(1,622)	3,724
Decrease in other liabilities	(1,205)	(2,240)	(3,939)
Increase in postretirement benefits	5,007	6,719	1,139
Net cash provided by operating activities	66,080	70,278	82,279
Cash flows from investing activities:
Capital expenditures	(19,397)	(28,066)	(10,403)
Proceeds from dispositions of assets	3,114	1,099	1,484
Acquisitions, net of cash acquired	(32,278)	(109,352)	(74,487)
Purchases of investment securities	(232)	(11,758)	(15,260)
Proceeds from dispositions of investments	15	9,119	15,829
Net cash used in investing activities	(48,778)	(138,958)	(82,837)
Cash flows from financing activities:
Proceeds from long-term debt	45,422	103,587	55,478
Payments on long-term debt	(47,539)	(27,851)	(49,050)
Proceeds from the sale of treasury stock	2,028	5,894	10,629
Purchases of treasury stock	(17,491)	(27,933)	(14,894)
Tax benefit on exercised stock options	902	3,148	4,517
Dividends	(6,552)	(5,925)	(5,319)
Distributions to minority interests	(5,536)	(5,507)	(3,524)
Net cash (used in) provided by financing activities	(28,766)	45,413	(2,163)
Effect of exchange rate changes on cash	1,629	(3,008)	1,597
Net change in cash and cash equivalents	(9,835)	(26,275)	(1,124)
Cash and cash equivalents at beginning of year	39,555	65,830	66,954
Cash and cash equivalents at end of year	$29,720	$39,555	$65,830
Cash paid during the year for:
Interest	$6,377	$2,692	$1,823
Income taxes	42,377	32,125	11,200

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
__________

1.	NATURE OF OPERATIONS:

Matthews International Corporation ("Matthews"), founded in 1850 and incorporated in Pennsylvania in 1902, is a designer, manufacturer and marketer principally of memorialization products and brand solutions. Memorialization products consist primarily of bronze memorials and other memorialization products, caskets and cremation equipment for the cemetery and funeral home industries. Brand solutions include graphics imaging products and services, marking products and merchandising solutions. The Company's products and operations are comprised of six business segments: Bronze, Casket, Cremation, Graphics Imaging, Marking Products and Merchandising Solutions. The Bronze segment is a leading manufacturer of cast bronze memorials and other memorialization products, cast and etched architectural products and is a leading builder of mausoleums in the United States. The Casket segment is a leading casket manufacturer in the United States and produces a wide variety of wood and metal caskets. The Cremation segment is a leading designer and manufacturer of cremation equipment and cremation caskets primarily in North America. The Graphics Imaging segment manufactures and provides brand solutions, printing plates, pre-press services and imaging services for the primary packaging and corrugated industries. The Marking Products segment designs, manufactures and distributes a wide range of marking and coding equipment and consumables, and industrial automation products for identifying, tracking and conveying various consumer and industrial products, components and packaging containers. The Merchandising Solutions segment designs and manufactures merchandising displays and systems and provides creative merchandising and marketing solutions services.

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

Allowance for Doubtful Accounts:

The allowance for doubtful accounts is based on an evaluation of specific customer accounts for which available facts and circumstances indicate collectibility may be a problem. In addition, the allowance includes a reserve for all customers based on historical collection experience.

Inventories:

Inventories are stated at the lower of cost or market with cost generally determined under the average cost method.

Property, Plant and Equipment:

Property, plant and equipment are carried at cost. Deprecia-tion is computed primarily on the straight-line method over the estimated useful lives of the assets, which generally range from 10 to 45 years for buildings and 3 to 12 years for machinery and equipment. Gains or losses from the disposition of assets are reflected in operating profit. The cost of maintenance and repairs is charged against income as incurred. Renewals and betterments of a nature considered to extend the useful lives of the assets are capitalized. Property, plant and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets is determined by comparing the estimated undiscounted net cash flows of the operations to which the assets relate. An impairment loss would be recognized when the carrying amount of the assets exceeds the estimated undiscounted net cash flows.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Dollar amounts in thousands, except per share data)
__________
Income Taxes:

Deferred tax assets and liabilities are provided for the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. Deferred income taxes for U.S. tax purposes have not been provided on certain undistributed earnings of foreign subsidiaries, as such earnings are considered to be reinvested indefinitely. To the extent earnings are expected to be returned in the foreseeable future, the associated deferred tax liabilities are provided.

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

At September 30, 2006, the Company held 354,182 memorials and 248,104 vases in its storage facilities under the pre-need sales program.

Construction revenues are recognized under the percentage-of-completion method of accounting using the cost-to-cost method. The Company offers rebates to certain customers participating in volume purchase programs. Rebates are estimated and recorded as a reduction in sales at the time the Company’s products are sold.

Share-Based Payment:

Prior to October 1, 2005, the Company accounted for its stock-based compensation plan in accordance with the intrinsic value provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” and provided the required pro-forma disclosures of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”. Effective October 1, 2005, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment”, (“SFAS No. 123 (R)”) using the modified retrospective method. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the employee requisite service period. In accordance with SFAS No. 123(R), financial statements for all periods prior to October 1, 2005 have been adjusted to give effect to the fair-value method of accounting for all awards granted in fiscal years beginning after December 15, 1994. Amounts previously disclosed as pro-forma adjustments have been reflected in earnings for all prior periods.

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

Research and Development Expenses:

Research and development costs are expensed as incurred and were approximately $2,800, $3,300 and $3,000 for the years ended September 30, 2006, 2005 and 2004, respectively.

Earnings Per Share:

Basic earnings per share is computed by dividing net income by the average number of common shares outstanding. Diluted earnings per share is computed using the treasury stock method, which assumes the issuance of common stock for all dilutive securities.

Reclassifications and Restatements:

Prior period amounts have been adjusted to reflect the modified retrospective adoption method of SFAS No. 123(R) (See Note 8). In addition, certain reclassifications have been made in the Consolidated Statements of Cash Flows and Consolidated Balance Sheets for prior periods to conform to the current period presentation.

3.	INVENTORIES:

Inventories at September 30 consisted of the following:

	2006	2005

Materials and finished goods	$79,715	$64,711
Labor and overhead in process	5,700	6,622
	$85,415	$71,333

4.	INVESTMENTS:

Investment securities are recorded at estimated market value at the consolidated balance sheet date and, except for investments held in a non-revocable trust established to fund benefit payments under the Company’s supplemental retirement plan, are classified as available-for-sale. Short-term investments consisted principally of corporate obligations with purchased maturities of over three months but less than one year. The cost of short-term investments approximated market value at September 30, 2006 and 2005. Investments classified as non-current and available for sale consisted of securities of the U.S. government and its agencies and corporate obligations with purchased maturities in the range of one to five years. Accrued interest on these non-current investment securities was classified with short-term investments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Dollar amounts in thousands, except per share data)
__________

At September 30, 2006 and 2005, non-current investments classified as available for sale were as follows:

	Book Value	Gross
	(Amortized	Unrealized	Market
	Cost)	Losses	Value
September 30, 2006:

U.S. government and its agencies	$2,248	$(1)	$2,247
Corporate obligations	2,747	-	2,747
Other	31	-	31
Total	$5,026	$(1)	$5,025

September 30, 2005:

U.S. government and its agencies	$549	$(1)	$548
Corporate obligations	4,247	-	4,247
Other	40	-	40
Total	$4,836	$(1)	$4,835

Unrealized gains and losses on investment securities, including related deferred taxes, are reflected in accumulated other comprehensive income. Realized gains and losses are based on the specific identification method and are recorded in investment income. Realized gains (losses) for fiscal 2006, 2005 and 2004 were not material. Bond premiums and discounts are amortized on the straight-line method, which does not significantly differ from the interest method.

In addition, investments included the Company's 49% ownership interest in Applied Technology Developments, Ltd. ("ATD"), which was $647 at September 30, 2006 and 2005. The investment in ATD was recorded under the equity method of accounting. Investments also included ownership interests in various entities of less than 20%, which totaled $1,222 and $1,193 at September 30, 2006 and 2005, respectively. Investments of less than 20% ownership interest are recorded under the cost method of accounting.

Investments at September 30, 2006 and 2005 also included various mutual funds (classified as trading securities) valued at $4,598 and $4,397, respectively, held in a non-revocable trust established to fund benefit payments under the Company’s supplemental retirement plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Dollar amounts in thousands, except per share data)
__________

5.	PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment and the related accumulated depreciation at September 30, 2006 and 2005 were as follows:

	2006	2005
Buildings	$43,907	$44,745
Machinery and equipment	148,387	128,362
	192,294	173,107
Less accumulated depreciation	(114,247)	(97,365)
	78,047	75,742
Land	4,814	4,679
Construction in progress	5,238	8,446
	$88,099	$88,867

During the fourth quarter of fiscal 2006, the Company recorded a pre-tax gain of approximately $2,670 from the sale of a facility and a pre-tax charge of approximately $986 related to asset impairments.

6.	LONG-TERM DEBT:

Long-term debt at September 30, 2006 and 2005 consisted of the following:

	2006	2005
Revolving credit facilities	$133,946	$132,117
Notes payable to banks	10,214	10,956
Short-term borrowings	2,961	3,363
Capital lease obligations	1,619	1,237
	148,740	147,673
Less current maturities	(28,451)	(28,721)
	$120,289	$118,952

The Company has a domestic Revolving Credit Facility with a syndicate of financial institutions. In February 2005, the facility, which was originally in the amount of $125,000, was amended to increase the borrowing capacity to $150,000. Borrowings under the amended facility, which is scheduled to mature on April 30, 2009, bear interest at LIBOR plus a factor ranging from .50% to 1.00% based on the Company’s leverage ratio. The leverage ratio is defined as net indebtedness divided by EBITDA (earnings before interest, taxes, depreciation and amortization). The Company is required to pay an annual commitment fee ranging from .20% to .30% (based on the Company’s leverage ratio) of the unused portion of the facility. The Revolving Credit Facility, as amended, requires the Company to maintain certain leverage and interest coverage ratios. A portion of the facility (not to exceed $10,000) is available for the issuance of trade and standby letters of credit. Outstanding borrowings on the Revolving Credit Facility at September 30, 2006 and 2005 were $123,167 and $122,500 respectively. The weighted-average interest rate on outstanding borrowings at September 30, 2006 and 2005 was 4.88% and 3.80%, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Dollar amounts in thousands, except per share data)
__________

In April 2004, the Company entered into an interest rate swap that fixed, for a five year period, the interest rate on borrowings in an initial amount of $50,000. The interest rate was fixed at 2.66% plus a factor based on the Company’s leverage ratio (the factor was .50% at September 30, 2006). The interest rate swap was designated as a cash flow hedge of the future variable interest payments under the Revolving Credit Facility which are considered probable of occurring. Based on the Company’s assessment, all of the critical terms of the hedge matched the underlying terms of the hedged debt and related forecasted interest payments and as such, these hedges were considered effective. Equal quarterly principal payments of $2,500 plus interest are due on this borrowing until its maturity in April 2009.

In July 2005, the Company increased its outstanding borrowings under the Revolving Credit Facility. The additional borrowings were used to complete the acquisition of Milso Industries (“Milso”). Effective September 30, 2005, the Company entered into an interest rate swap that fixed, for the period through the maturity of the Revolving Credit Facility, the interest rate on the additional borrowings in an initial amount of $50,000. The interest rate was fixed at 4.14% plus a factor based on the Company’s leverage ratio (the factor was .50% at September 30, 2006). The interest rate swap was designated as a cash flow hedge of the future variable interest payments under the Revolving Credit Facility, which are considered probable of occurring. Based on the Company’s assessment, all of the critical terms of the hedge match the underlying terms of the hedged debt and related forecasted interest payments and as such, these hedges are considered effective. Equal quarterly principal payments of $3,333 plus interest are due on this $50,000 portion of the borrowing until its maturity in April 2009.

The fair value of the interest rate swaps reflected an unrealized gain of $1,507 ($918 after tax) at September 30, 2006 that is included in shareholders’ equity as part of accumulated other comprehensive income. Assuming market rates remain constant with the rates at September 30, 2006, approximately $356 of the $918 gain included in accumulated other comprehensive income is expected to be recognized in earnings as an adjustment to interest expense over the next twelve months.

The Company, through its wholly-owned subsidiary, Matthews International GmbH (“MIGmbH”), has a credit facility with National Westminster Bank Plc for borrowings up to 10.0 million Euros. Outstanding borrowings under the credit facility totaled 8.5 million Euros ($10,779) and 8.0 million Euros ($9,617) at September 30, 2006 and 2005, respectively. The weighted-average interest rate on outstanding borrowings of MIGmbH at September 30, 2006 and 2005 was 3.69% and 2.66%, respectively.

The Company, through its wholly-owned subsidiary, Caggiati S.p.A., has several loans with various Italian banks. Outstanding borrowings on these loans totaled 8.0 million Euros ($10,195) and 9.0 million Euros ($10,900) at September 30, 2006 and 2005, respectively. Caggiati S.p.A. also has three lines of credit totaling 8.4 million Euros ($10,614) with the same Italian banks. Outstanding borrowings on these lines were 2.3 million Euros ($2,961) and 2.8 million Euros ($3,363) at September 30, 2006 and 2005, respectively. The weighted-average interest rate on outstanding borrowings of Caggiati S.p.A. at September 30, 2006 and 2005 was 3.17% and 2.81%, respectively.

Aggregate maturities of long-term debt, including short-term borrowings and capital leases, follows:

2007	$28,451
2008	25,303
2009	88,616
2010	1,308
2011	1,301
Thereafter	3,761
$148,740

The carrying amounts of the Company's borrowings under its financing arrangements approximated their fair value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Dollar amounts in thousands, except per share data)
__________

7.	SHAREHOLDERS' EQUITY:

The authorized common stock of the Company consists of 70,000,000 shares of Class A Common Stock, $1 par value.

The Company has a stock repurchase program, which was initiated in 1996. Under the program, the Company's Board of Directors has authorized the repurchase of a total of 10,000,000 shares of Matthews’ common stock, of which 9,135,146 shares have been repurchased as of September 30, 2006. The buy-back program is designed to increase shareholder value, enlarge the Company's holdings of its common stock, and add to earnings per share. Repurchased shares may be retained in treasury, utilized for acquisitions, or reissued to employees or other purchasers, subject to the restrictions of the Company’s Restated Articles of Incorporation.

Comprehensive income consists of net income adjusted for changes, net of any related income tax effect, in cumulative foreign currency translation, the fair value of derivatives, unrealized investment gains and losses and minimum pension liability.

Accumulated other comprehensive income at September 30, 2006 and 2005 consisted of the following:

	2006	2005
Cumulative foreign currency translation	$13,980	$8,292

Fair value of derivatives, net of tax of $586 and $607, respectively	918	949
Minimum pension liability, net of tax of $6,721 and $6,778, respectively	(10,512)	(10,600)
	$4,386	$(1,359)

8.	SHARE-BASED PAYMENTS:

The Company has a stock incentive plan that provides for grants of incentive stock options, non-statutory stock options and restricted share awards in an aggregate number not to exceed 15% of the outstanding shares of the Company’s common stock (4,745,144 shares at September 30, 2006). The plan is administered by the Compensation Committee of the Board of Directors. The option price for each stock option that may be granted under the plan may not be less than the fair market value of the Company's common stock on the date of grant. Outstanding stock options are exercisable in various share amounts based on the attainment of certain market value levels of Class A Common Stock. In addition, options generally vest in one-third increments after three, four and five years, respectively, from the grant date (but, in any event, not until the attainment of the certain market value levels). The options expire on the earlier of ten years from the date of grant, upon employment termination, or within specified time limits following voluntary employment termination (with the consent of the Company), retirement or death. The Company generally settles employee stock option exercises with treasury shares.

Prior to October 1, 2005, the Company accounted for its stock-based compensation plan in accordance with the intrinsic value provisions of APB No. 25 and provided the required pro-forma disclosures of SFAS No. 123. Effective October 1, 2005, the Company adopted SFAS No. 123(R) using the modified retrospective method. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the employee requisite service period. Beginning in fiscal 2006, expense is recognized immediately for participants eligible for normal retirement, where appropriate under the vesting provisions of the grants to such participants. In accordance with SFAS No. 123(R), financial statements for all periods prior to October 1, 2005 have been restated to give effect to the fair-value based method of accounting for all awards granted in fiscal years beginning after December 15, 1994. Amounts previously disclosed as pro-forma adjustments have been reflected in earnings for all prior periods.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Dollar amounts in thousands, except per share data)
__________

The following table details the impact of retrospective application of SFAS No. 123(R) on previously reported amounts:

	Restated	As previously reported
For the year ended September 30, 2005:
Operating profit	$98,413	$101,287
Income before income taxes	$93,056	$95,930
Net income	$58,071	$59,824
Earnings per share of common stock:
Basic	$1.81	$1.86
Diluted	$1.79	$1.84
Net cash provided by operating activities	$70,278	$73,426
Net cash used in financing activities	$45,413	$42,265

For the year ended September 30, 2004:
Operating profit	$95,078	$97,794
Income before income taxes	$89,117	$91,833
Net income	$54,533	$56,195
Earnings per share of common stock:
Basic	$1.69	$1.74
Diluted	$1.68	$1.72
Net cash provided by operating activities	$82,279	$86,796
Net cash (used in) financing activities	$(2,163)	$(6,680)

At September 30, 2005:
Deferred income taxes	$14,332	$10,944
Total assets	$665,455	$662,067
Additional paid-in capital	$29,524	$14,113
Retained earnings	$350,311	$362,334
Total shareholders’ equity	$337,749	$334,361

For the years ended September 30, 2006, 2005 and 2004, stock-based compensation cost totaled $3,865, $2,874 and $2,716, respectively. The associated future income tax benefit recognized was $1,507, $1,121 and $1,054 for the years ended September 30, 2006, 2005 and 2004, respectively.

The amount of cash received from the exercise of stock options was $2,028, $5,894 and $10,629, for the years ended September 30, 2006, 2005 and 2004, respectively. In connection with these exercises, the tax benefits realized by the Company were $902, $3,148 and $4,517 for the years ended September 30, 2006, 2005 and 2004, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Dollar amounts in thousands, except per share data)
__________

The transactions for shares under options for the year ended September 30, 2006 were as follows:

			Weighted-
			average	Aggregate
		Weighted-average	remaining	intrinsic
	Shares	exercise price	contractual term	value
Outstanding, September 30, 2005	2,090,607	$25.50
Granted	610,500	37.31
Exercised	114,858	16.64
Expired or forfeited	56,798	25.37
Outstanding, September 30, 2006	2,529,451	28.75	7.0	$20,329
Exercisable, September 30, 2006	861,240	20.97	5.3	$13,628
Shares reserved for future options	2,215,693

The weighted-average grant date fair value of options granted was $9.47 per share in 2006, $11.61 per share in 2005 and $9.33 per share in 2004. The fair value of shares earned was $3,572, $2,606 and $1,714 during the years ended September 30, 2006, 2005 and 2004, respectively. The intrinsic value of options (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during the years ended September 30, 2006, 2005 and 2004 was $2,411, $9,132 and $13,028, respectively.

The transactions for non-vested shares for the year ended September 30, 2006 were as follows:

		Weighted-average
		grant-date
	Shares	fair value
Non-vested at September 30, 2005	1,621,874	$9.58
Granted	610,500	9.47
Vested	(512,365)	6.97
Expired or forfeited	(51,798)	7.97
Non-vested at September 30, 2006	1,668,211	9.67

As of September 30, 2006, the total unrecognized compensation cost related to non-vested stock options was approximately $4,981. This cost is expected to be recognized over a weighted-average period of 3.5 years in accordance with the vesting periods of the options.

As of October 1, 2005, the fair value of each option grant is estimated on the date of grant using a binomial lattice valuation model. Prior to October 1, 2005, the fair value of each option award was estimated on the grant date using a Black-Scholes valuation model. The following table indicates the assumptions used in estimating fair value for the years ended September 30, 2006, 2005 and 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Dollar amounts in thousands, except per share data)
__________

	Years Ended September 30,

	2006	2005	2004
	(Binomial Lattice)	(Black-Scholes)	(Black-Scholes)
Expected volatility	24.0%	23.2%	24.2%
Dividend yield	.6%	1.0%	1.0%
Average risk free interest rate	4.4%	4.3%	3.9%
Average expected term (years)	5.5	7.9	7.9

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

Under the Company’s Director Fee Plan, directors who are not also officers of the Company each receive, as an annual retainer fee, either cash or shares of the Company's Class A Common Stock equivalent to $30. Where the annual retainer fee is provided in shares, each director may elect to be paid these shares on a current basis or have such shares credited to a deferred stock account as phantom stock, with such shares to be paid to the director subsequent to leaving the Board. Directors may also elect to receive the common stock equivalent of meeting fees credited to a deferred stock account. The value of deferred shares is recorded in other liabilities. Shares deferred under the Director Fee Plan at September 30, 2006, 2005 and 2004 were 49,569, 51,313 and 50,064, respectively. Additionally, beginning in fiscal 2005, directors who are not also officers of the Company each receive an annual stock-based grant (non-statutory stock options, stock appreciation rights and/or restricted shares) with a value of $40. Stock options granted under the Director Fee Plan during the years ended September 30, 2006 and 2005 were 4,800 and 17,500, respectively. All of the stock options were outstanding and unvested at September 30, 2006. Additionally, 4,800 shares of restricted stock were granted in March 2006 under the Director Fee Plan. The restricted shares generally vest two years after the date of issuance. A total of 500,000 shares have been authorized to be issued under the Director Fee Plan.

9. EARNINGS PER SHARE:

	2006	2005	2004

Net income	$66,444	$58,071	$54,533

Weighted-average common shares outstanding	31,999,309	32,116,012	32,216,753

Dilutive securities, primarily stock options	252,415	265,562	325,329

Diluted weighted-average common shares outstanding	32,251,724	32,381,574	32,542,082

Basic earnings per share	$2.08	$1.81	$1.69

Diluted earnings per share	$2.06	$1.79	$1.68

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Dollar amounts in thousands, except per share data)
__________

10.	PENSION AND OTHER POSTRETIREMENT PLANS:

The Company provides defined benefit pension and other postretirement plans to certain employees. The following provides a reconciliation of benefit obligations, plan assets and funded status of the plans:

	Pension		Other Postretirement
	2006	2005	2006	2005
Change in benefit obligation:
Benefit obligation, beginning	$106,352	$89,077	$22,068	$18,690
Service cost	4,504	3,707	632	505
Interest cost	5,923	5,615	1,227	1,173
Assumption changes	(9,887)	9,830	(1,693)	1,277
Actuarial (gain) loss	2,016	2,569	(2,494)	1,231
Benefit payments	(4,848)	(4,446)	(1,473)	(808)
Benefit obligation, ending	104,060	106,352	18,267	22,068
Change in plan assets:
Fair value, beginning	79,915	74,115	-	-
Actual return	(43)	9,470	-	-
Benefit payments	(4,848)	(4,446)	(1,473)	(808)
Employer contributions	793	776	1,473	808
Fair value, ending	75,817	79,915	-	-

Funded status	(28,242)	(26,437)	(18,267)	(22,068)
Unrecognized actuarial loss	27,487	30,979	5,335	10,168
Unrecognized prior service cost	342	(221)	(5,502)	(6,790)
Net amount recognized	$(413)	$4,321	$(18,434)	$(18,690)
Amounts recognized in the balance sheet:
Accrued benefit liability	$(18,236)	$(13,063)	$(18,434)	$(18,690)
Accumulated other comprehensive income	17,823	17,384	-	-
Net amount recognized	$(413)	$4,321	$(18,434)	$(18,690)

The accumulated benefit obligation for the Company’s defined benefit pension plans was $91,442 and $91,095 at September 30, 2006 and 2005, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Dollar amounts in thousands, except per share data)
__________

Net periodic pension and other postretirement benefit cost for the plans included the following:

	Pension			Other Postretirement
	2006	2005	2004	2006	2005	2004

Service cost	$4,504	$3,707	$3,694	$632	$505	$395
Interest cost	5,923	5,615	5,118	1,227	1,173	1,049
Expected return on plan assets	(6,879)	(6,333)	(5,978)	-	-	-
Amortization:
Prior service cost	(14)	83	80	(1,287)	(1,287)	(1,287)
Net actuarial loss	1,979	1,378	1,204	646	493	446
Net benefit cost	$5,513	$4,450	$4,118	$1,218	$884	$603

Benefit payments under the Company’s principal retirement plan are made from plan assets, while benefit payments under the postretirement benefit plan are made from the Company’s operating funds. Under IRS regulations, the Company was not required to make any contributions to its principal retirement plan in fiscal year 2006. Contributions of $793 and $1,473 were made under the Company’s retirement plans and postretirement plan, respectively, in fiscal 2006.

The measurement date of annual actuarial valuations for the Company’s principal retirement and other postretirement benefit plans is July 31, and the weighted-average assumptions for those plans were:

	Pension			Other Postretirement
	2006	2005	2004	2006	2005	2004
Discount rate	6.50%	5.75%	6.50%	6.50%	5.75%	6.50%
Return on plan assets	9.00	9.00	9.00	-	-	-
Compensation increase	4.25	4.25	4.25	-	-	-

The Company's principal pension plan maintains a substantial portion of its assets in equity securities in accordance with the investment policy established by the Company’s pension board. Based on an analysis of the historical performance of the plan's assets and consultation with its independent investment advisor, the Company has maintained the long-term rate of return assumption for these assets at 9.0% for purposes of determining pension cost and funded status under SFAS No. 87. The Company’s discount rate assumption used in determining the present value of the projected benefit obligation is based upon published indices for long-term (10-year) high quality bonds. The discount rate was 6.50%, 5.75% and 6.50% in fiscal 2006, 2005 and 2004, respectively, reflecting long-term bond rates during those periods.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Dollar amounts in thousands, except per share data)
__________

Benefit payments expected to be paid are as follows:

	Pension	Postretirement
Year ended September 30:	Benefits	Benefits

2007	$4,604	$1,012
2008	5,161	1,039
2009	5,384	1,128
2010	5,571	1,180
2011	5,728	1,278
2012-2016	32,960	7,486
	$59,408	$13,123

For measurement purposes, rates of increase of 10.0% in the per capita cost of health care benefits were assumed for 2006; the rates were assumed to decrease gradually to 5.0% for 2014 and remain at that level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported. An increase in the assumed health care cost trend rates by one percentage point would have increased the accumulated postretirement benefit obligation as of September 30, 2006 by $902 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year then ended by $104. A decrease in the assumed health care cost trend rates by one percentage point would have decreased the accumulated postretirement benefit obligation as of September 30, 2006 by $788 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year then ended by $90.

11.	INCOME TAXES:

The provision for income taxes consisted of the following:

	2006	2005	2004
Current:
Federal	$28,782	$26,346	$23,503
State	5,245	2,953	2,559
Foreign	7,087	5,005	8,533
	41,114	34,304	34,595
Deferred	(2,150)	681	(11)
Total	$38,964	$34,985	$34,584

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Dollar amounts in thousands, except per share data)
__________

The components of the net deferred tax asset at September 30 were as follows:
	2006	2005
Deferred tax assets:
Postretirement benefits	$7,189	$7,289
Environmental reserve	3,924	4,009
Pension costs	6,088	4,303
Deferred compensation	4,289	2,886
Stock options	4,631	3,388
Other	13,148	11,073
	39,269	32,948
Deferred tax liabilities:
Depreciation	(4,725)	(6,119)
Goodwill amortization	(17,776)	(11,890)
Other	(587)	(607)
	(23,088)	(18,616)

Net deferred tax asset	$16,181	$14,332

The reconciliation of the federal statutory tax rate to the consolidated effective tax rate was as follows:

	2006	2005	2004
Federal statutory tax rate	35.0%	35.0%	35.0%
Effect of state income taxes, net of federal deduction	2.9	1.8	1.9
Foreign taxes in excess of federal statutory rate	.4	.5	1.5
Tax on repatriated earnings	.0	.7	.0
Other	(1.3)	(.4)	.4
Effective tax rate	37.0%	37.6%	38.8%

The Company's foreign subsidiaries had income before income taxes for the years ended September 30, 2006, 2005 and 2004 of approximately $24,500, $24,600 and $23,300, respectively. At September 30, 2006, undistributed earnings of foreign subsidiaries for which deferred U.S. income taxes have not been provided approximated $58,200. During fiscal 2005, the Company’s Chief Executive Officer and Board of Directors approved a domestic reinvestment program as required by the American Jobs Creation Act of 2004. The Company repatriated $13,700 of dividends in fiscal 2005, on which taxes were provided in accordance with FASB Staff Position No. 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004" .

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Dollar amounts in thousands, except per share data)
__________

12.	COMMITMENTS AND CONTINGENT LIABILITIES:

The Company operates various production, warehouse and office facilities and equipment under operating lease agreements. Annual rentals under these and other operating leases were $13,747, $10,950 and $7,000 in 2006, 2005 and 2004, respectively. Future minimum rental commitments under non-cancelable operating lease arrangements for fiscal years 2007 through 2011 are $8,417, $7,075, $5,011, $3,684 and $2,937, respectively, and $5,660 thereafter.

The Company is party to various legal proceedings, the eventual outcome of which are not predictable. Although the ultimate disposition of these proceedings is not presently determinable, management is of the opinion that they should not result in liabilities in an amount which would materially affect the Company’s consolidated financial position, results of operations or cash flows.

The Company has employment agreements with certain employees, the terms of which expire at various dates between 2007 and 2010. The agreements generally provide for base salary and bonus levels and include non-compete provisions. The aggregate commitment for salaries under these agreements at September 30, 2006 was $10,884.

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

At September 30, 2006, an accrual of $9,953 had been recorded for environmental remediation (of which $925 was classified in other current liabilities), representing management's best estimate of the probable and reasonably estimable costs of the Company's known remediation obligations. The accrual, which reflects previously established reserves assumed with the acquisition of York and additional reserves recorded as a purchase accounting adjustment, does not consider the effects of inflation and anticipated expenditures are not discounted to their present value. While final resolution of these contingencies could result in costs different than current accruals, management believes the ultimate outcome will not have a significant effect on the Company's consolidated results of operations or financial position.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Dollar amounts in thousands, except per share data)
__________

14.	SUPPLEMENTAL CASH FLOW INFORMATION:

Changes in working capital items as presented in the Consolidated Statement of Cash Flows consisted of the following:

	2006	2005	2004
Current assets:
Accounts receivable	$(4,110)	$(13,489)	$(2,367)
Inventories	(10,860)	(9,886)	(3,959)
Other current assets	518	549	(716)
	(14,452)	(22,826)	(7,042)
Current liabilities:
Trade accounts payable	(9,765)	7,529	75
Accrued compensation	50	1,584	3,430
Accrued income taxes	(2,410)	(1,378)	10,352
Customer prepayments	(674)	722	(2,928)
Accrued shutdown	-	-	(693)
Other current liabilities	(842)	(5,304)	(1,258)
	(13,641)	3,153	8,978
Net change	$(28,093)	$(19,673)	$1,936

15.	SEGMENT INFORMATION:

The Company's products and operations consist of two principal businesses that are comprised of three operating segments each, as described under Nature of Operations (Note 1): Memorialization Products (Bronze, Casket, Cremation) and Brand Solutions (Graphics Imaging, Marking Products, Merchandising Solutions) (see Note 16). Management evaluates segment performance based on operating profit (before income taxes) and does not allocate non-operating items such as investment income, interest expense, other income (deductions), net and minority interest.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Dollar amounts in thousands, except per share data)
__________

Information about the Company's segments follows:

	Memorialization			Brand Solutions
				Graphics	Marking	Merchandising
	Bronze	Casket	Cremation	Imaging	Products	Solutions	Other	Consolidated

Sales to external customers:
2006	$218,004	$200,950	$25,976	$140,886	$52,272	$77,803	$-	$715,891
2005	205,675	135,512	21,497	143,159	45,701	88,278	-	639,822
2004	197,377	116,588	22,476	113,226	37,990	21,144	-	508,801

Intersegment sales:
2006	151	301	1,048	1	36	105	-	1,642
2005	175	437	423	-	37	224	-	1,296
2004	178	438	276	4	35	-	-	931

Depreciation and amortization:
2006	4,411	6,581	221	6,015	482	2,760	993	21,463
2005	4,644	4,456	237	6,634	475	2,677	770	19,893
2004	4,797	4,150	242	4,917	416	406	700	15,628

Operating profit:
2006	65,049	16,971	3,372	16,554	9,066	2,872	-	113,884
2005	59,722	12,645	701	14,861	7,373	3,111	-	98,413
2004	53,100	14,000	1,294	18,764	6,371	1,549	-	95,078

Total assets:
2006	149,593	258,224	11,452	157,677	31,477	65,860	41,807	716,090
2005	148,408	222,270	11,128	150,687	29,924	58,173	44,865	665,455
2004	147,816	102,902	11,725	141,282	26,452	48,948	54,307	533,432

Capital expenditures:
2006	2,101	7,217	38	3,730	592	5,391	328	19,397
2005	2,129	7,730	29	8,119	638	2,207	7,214	28,066
2004	3,510	1,109	86	3,903	567	858	370	10,403

Information about the Company's operations by geographic area follows:

	United States	Mexico	Canada	Australia	Europe	Consolidated

Sales to external customers:
2006	$550,254	$-	$13,520	$8,411	$143,706	$715,891
2005	474,466	-	11,319	8,106	145,931	639,822
2004	381,134	-	9,495	7,003	111,169	508,801

Long-lived assets:
2006	300,502	6,785	2,544	2,561	118,797	431,189
2005	270,540	6,759	2,482	2,634	113,521	395,936
2004	190,336	-	2,345	2,574	98,755	294,010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Dollar amounts in thousands, except per share data)
__________

16.	ACQUISITIONS:

Fiscal 2006:

Acquisition spending, net of cash acquired, during the year ended September 30, 2006 totaled $32,278, and primarily included the following:

On March 1, 2006, the Company acquired Royal Casket Company (“Royal”), a distributor of primarily York brand caskets in the Southwest region of the United States. The transaction was structured as an asset purchase with potential additional consideration payable contingent upon the operating performance of the acquired operations during the next five years. The Company expects to account for this consideration as additional purchase price. The excess of purchase price over the fair market value of net assets acquired was allocated to goodwill. The acquisition was intended to expand Matthews’ casket distribution capabilities in the Southwestern United States.

On February 23, 2006, the Company acquired The Doyle Group (“Doyle”), a provider of reprographic services to the packaging industry, located in Oakland, California. The transaction was structured as an asset purchase, with potential additional consideration payable contingent upon the operating performance of the acquired operations during the next three years. The Company expects to account for this consideration as additional purchase price. The excess of purchase price over the fair market value of net assets acquired was allocated to goodwill. The acquisition was intended to expand the Company’s graphics business in the Western United States.

In September 2005, the Company acquired an additional 30% interest in S+T Gesellschaft fur Reprotechnik GmbH (“S+T”) which was paid in October 2005. The Company had acquired a 50% interest in S+T in 1998.

Fiscal 2005:

In July 2005, the Company acquired Milso, a leading manufacturer and marketer of caskets in the United States. Milso, headquartered in Brooklyn, New York, has manufacturing operations in Richmond, Indiana and maintains distribution centers throughout the Northeast, Mid-Atlantic, Midwest and Southwest regions of the United States. The transaction was structured as an asset purchase, at an initial purchase price of approximately $95,000. In connection with the contingent consideration provisions of the acquisition agreement, the Company has agreed to pay additional purchase consideration of $7,000. The additional consideration, which will be paid in fiscal 2007, was recorded as additional purchase price as of September 30, 2006. The acquisition was intended to expand Matthews’ products and services in the United States casket market.

Acquired intangible assets of Milso include trade names with an assigned value of $5,800, which are not subject to amortization. Intangible assets also include customer relationships with an assigned value of $10,400 to be amortized over their estimated useful lives of 20 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Dollar amounts in thousands, except per share data)
__________

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed of Milso at the date of acquisition.

Cash	$197
Trade receivables	13,143
Inventories	17,975
Property, plant and equipment	5,434
Intangible assets	16,200
Goodwill and other assets	63,152
Total assets acquired	116,101
Trade accounts payable	9,467
Debt	1,207
Other liabilities	3,022
Total liabilities assumed	13,696
Net assets acquired	$102,405

In June 2005, the Company paid additional consideration of 5.0 million Euros ($6,000) to the minority owner of Rudolf Reproflex GmbH (“Rudolf”) under the terms of the original acquisition agreement. The Company had acquired a 75% interest in Rudolf in 2001.

Fiscal 2004:

In August 2004, the Company acquired The InTouch Group, Limited (“InTouch”), a leading provider of reprographic services to the packaging industry in the United Kingdom. InTouch is headquartered in Leeds, England and has operations in London, Portsmouth, Manchester and Boston, Massachusetts. The transaction was structured as a stock purchase, at a cost of approximately $39,000. The acquisition was intended to further the Company’s position as a provider of reprographic services to the European packaging industry.

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

In July 2004, the Company acquired Holjeron Corporation, an industrial controls manufacturer located near Portland, Oregon. The acquisition was structured as a stock purchase. In February 2005, additional consideration was paid in accordance with the purchase agreement. The acquisition was a part of Matthews’ strategy to increase its presence in the marking products industry.

The following unaudited pro forma information for the years ended September 30, 2005 and 2004 presents a summary of the consolidated results of Matthews combined with Milso, InTouch and Cloverleaf as if the acquisition had occurred on October 1, 2003:

	2006	2005	2004
Sales	$715,891	$707,222	$680,047
Income before taxes	105,408	98,734	94,234
Net income	66,444	61,614	57,665
Earnings per share	$2.06	$1.90	$1.77

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Dollar amounts in thousands, except per share data)
__________

17.	GOODWILL AND OTHER INTANGIBLE ASSETS:

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

The Company performed its annual impairment reviews in the second quarters of fiscal 2006 and fiscal 2005 and determined that no adjustments to the carrying values of goodwill or other indefinite lived intangibles were necessary.

Changes to goodwill, net of accumulated amortization, during the years ended September 30, 2006 and 2005, follow.

				Graphics	Marking	Merchandising
	Bronze	Casket	Cremation	Imaging	Products	Solutions	Consolidated

Balance at September 30, 2004	$73,641	$40,706	$6,536	$58,618	$1,496	$8,019	$189,016
Additions during period	-	51,271	-	16,886	3,717	1,928	73,802
Translation and other adjustments	(612)	-	-	(1,534)	-	-	(2,146)
Balance at September 30, 2005	73,029	91,977	6,536	73,970	5,213	9,947	260,672
Additions during period	-	24,005	-	8,502	-		32,507
Translation and other adjustments	1,149	-	-	3,797	-	-	4,946
Balance at September 30, 2006	$74,178	$115,982	$6,536	$86,269	$5,213	$9,947	$298,125

The additions to goodwill during fiscal 2006 related primarily to the acquisitions of Royal (Casket) and Doyle (Graphics Imaging). The additions to goodwill during fiscal 2005 primarily related to the acquisition of Milso (Casket), additional ownership acquired in S+T and Rudolf (Graphics Imaging), and additional consideration paid to complete the acquisition of Holjeron (Marking Products) (see Note 16).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Dollar amounts in thousands, except per share data)
__________

The following tables summarize the carrying amounts and related accumulated amortization for intangible assets as of September 30, 2006 and 2005, respectively.

	Carrying	Accumulated
	Amount	Amortization		Net
September 30, 2006:
Trade names	$24,003	$	- *	$24,003
Customer relationships	20,900		(2,714)	18,186
Copyrights/patents/other	5,322		(2,546)	2,776
	$50,225		$(5,260)	$44,965

September 30, 2005:
Trade names	$23,585	$	- *	$23,585
Customer relationships	20,778		(1,517)	19,261
Copyrights/patents/other	4,952		(1,401)	3,551
	$49,315		$(2,918)	$46,397
* Not subject to amortization

The additions to intangible assets during fiscal 2006 related to the acquisitions of Royal and Doyle (see Note 16).

Amortization expense on intangible assets was $2,216, $1,826, and $498 in 2006, 2005 and 2004, respectively. Amortization expense is estimated to be $1,900 in 2007, $1,870 in 2008, $1,780 in 2009, $1,300 in 2010 and $1,300 in 2011.

18.	ACCOUNTING PRONOUNCEMENTS:

In November 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 115-1 and FAS 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("FSP 115-1"), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 was adopted by the Company in the second quarter of fiscal 2006 as required and had no material impact on the Company’s consolidated financial position and results of operations.

In June 2006, FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Any resulting cumulative effect of applying the provisions of FIN 48 upon adoption will be reported as an adjustment to beginning retained earnings in the period of adoption. The Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of the adoption of FIN 48.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Dollar amounts in thousands, except per share data)
__________

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” which amends SFAS 87, 88, 106 and 132(R).  SFAS No. 158 requires employers to recognize the over-funded or under-funded status of defined benefit postretirement plans on the balance sheet and to recognize the corresponding adjustment in other comprehensive income. In addition, the statement requires recognition in other comprehensive income of gains or loss and prior service costs or credits that are not included as components of periodic benefit expense. These provisions of the statement are effective for public companies for fiscal years ending after December 15, 2006.  Accordingly, the Company will adopt this provision of SFAS No. 158 prospectively for the year-end financial statements dated September 30, 2007.  If the Company had adopted SFAS No. 158 as of September 30, 2006, the liability for pension and postretirement benefits would have increased approximately $10,000, deferred tax assets would have increased approximately $3,900 and equity (other accumulated comprehensive income) would have decreased by approximately $6,100.

Further, SFAS No. 158 requires the Company to measure the plan assets and benefit obligations of defined benefit postretirement plans as of the date of its year-end balance sheet. This provision of the SFAS No. 158 is effective for public companies for fiscal years beginning after December 15, 2008.  The Company currently measures plan assets and benefit obligations as of July 31 of each year. The Company is considering the implications of this provision and the feasibility of earlier adoption of this portion of the statement.  Upon adoption, this provision is not expected to have a material effect on the financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The Statement applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 157 is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

SUPPLEMENTARY FINANCIAL INFORMATION

Selected Quarterly Financial Data (Unaudited):

The following table sets forth certain items included in the Company's unaudited consolidated financial statements for each quarter of fiscal 2006 and fiscal 2005. Prior year amounts contained in this table have been restated for the retrospective adoption of Statement of Financial Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment”. See Note 8 of the Notes to the Consolidated Financial Statements.

	Quarter Ended
	December 31	March 31	June 30	September 30	Year Ended September 30
	(Dollar amounts in thousands, except per share data)
FISCAL YEAR 2006:
Sales	$170,109	$181,068	$181,804	$182,910	$715,891

Gross profit	61,197	66,947	70,289	73,500	271,933

Operating profit	22,418	29,061	30,523	31,882	113,884

Net income	12,907	16,852	17,706	18,979	66,444

Earnings per share	.40	.52	.55	.59	2.06

FISCAL YEAR 2005:
Sales	$148,706	$156,243	$158,983	$175,890	$639,822

Gross profit	48,419	54,386	57,120	63,150	223,075

Operating profit	19,490	25,511	26,604	26,808	98,413

Net income	12,335	14,721	15,613	15,402	58,071

Earnings per share	.38	.45	.49	.47	1.79

FINANCIAL STATEMENT SCHEDULE

SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at		Charged to
	beginning of	Charged to	other		Balance at
Description	period	expense	accounts	Deductions	end of period
			(1)	(2)
Allowance for Doubtful Accounts:
Fiscal Year Ended:
September 30, 2006	$10,547	$474	$890	$(1,082)	$10,829
September 30, 2005	7,717	398	3,209	(777)	10,547
September 30, 2004	6,013	2,278	425	(999)	7,717

(1)	Amount comprised principally of acquisitions and purchase accounting adjustments in connection with acquisitions.
(2)	Amounts determined not to be collectible, net of recoveries.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no changes in accountants or disagreements on accounting or financial disclosure between the Company and PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, for the fiscal years ended September 30, 2006, 2005 and 2004.

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

(b) Management’s Report on Internal Control over Financial Reporting.

Management’s Report on Internal Control over Financial Reporting is included in Management’s Report to Shareholders in Item 8 of this Annual Report on Form 10-K.

(c) Attestation Report of the Registered Public Accounting Firm.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 of this Annual Report on Form 10-K.

(d) Changes in Internal Control over Financial Reporting.

There have been no changes in the Company’s internal controls over financial reporting that occurred during the fiscal quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART III

ITEM 10.	DIRECTORS, OFFICERS and EXECUTIVE MANAGEMENT OF THE REGISTRANT.

In addition to the information reported in Part I of this Form 10-K, under the caption “Officers and Executive Management of the Registrant”, the information required by this item as to the directors of the Company is hereby incorporated by reference from the information appearing under the captions “Proposal No. 1 - Elections of Directors”, “General Information Regarding Corporate Governance - Audit Committee” and “Compliance with Section 16(a) of the Exchange Act” in the Company’s definitive proxy statement, which involves the election of the directors and is to be filed with the Securities and Exchange Commission pursuant to the Exchange Act of 1934, as amended, within 120 days of the end of the Company’s fiscal year ended September 30, 2006.

The Company’s Code of Ethics Applicable to Executive Management is set forth in Exhibit 14.1 hereto.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this item as to the compensation of directors and executive management of the Company is hereby incorporated by reference from the information appearing under the captions “Compensation of Executive Management and Retirement Benefits” and “Compensation of Directors” in the Company’s definitive proxy statement which involves the election of directors and is to be filed with the Commission pursuant to the Exchange Act, within 120 days of the end of the Company’s fiscal year ended September 30, 2006. The information contained in the “Report of the Compensation Committee” and the “Comparison of Five Year Cumulative Return (Performance Graph)” is specifically not incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by this item as to the ownership by management and others of securities of the Company is hereby incorporated by reference from the information appearing under the caption “Stock Ownership” in the Company’s definitive proxy statement which involves the election of directors and is to be filed with the Commission pursuant to the Exchange Act, within 120 days of the end of the Company’s fiscal year ended September 30, 2006.

Equity Compensation Plans:

The Company has a stock incentive plan that provides for grants of incentive stock options, non-statutory stock options and restricted share awards in an aggregate number not to exceed 15% of the outstanding shares of the Company’s common stock. The option price for each stock option that may be granted under the plan may not be less than the fair market value of the Company's common stock on the date of grant. Outstanding stock options are exercisable in various share amounts based on the attainment of certain market value levels of Class A Common Stock but, in the absence of such events, options granted in fiscal 2005 and prior are exercisable in full for a one-week period beginning five years from the date of grant. Options granted after fiscal 2006 will not allow for such one- week exercise period. In addition, options generally vest in one-third increments after three, four and five years, respectively, from the grant date (but, in any event, not until the attainment of the certain market value levels described above). The options expire on the earlier of ten years from the date of grant, upon employment termination, or within specified time limits following voluntary employment termination (with the consent of the Company), retirement or death.

Under the Company’s Director Fee Plan, directors who are not also officers of the Company each receive, as an annual retainer fee, either cash or shares of the Company's Class A Common Stock equivalent to $30,000. Where the annual retainer fee is provided in shares, each director may elect to be paid these shares on a current basis or have such shares credited to a deferred stock account as phantom stock, with such shares to be paid to the director subsequent to leaving the Board. Directors may also elect to receive the common stock equivalent of meeting fees credited to a deferred stock account. The value of deferred shares is recorded in other liabilities. Shares deferred under the Director Fee Plan at September 30, 2006, 2005 and 2004 were 49,569, 51,313, and 50,064, respectively. Additionally, beginning in fiscal 2005, directors who are not also officers of the Company each receive an annual stock-based grant (non-statutory stock options, stock appreciation rights and/or restricted shares) with a value of $40,000. Stock options granted under the Director Fee Plan during the years ended September 30, 2006 and 2005 were 4,800 and 17,500, respectively. All of the stock options were outstanding and unvested at September 30, 2006. Additionally, 4,800 shares of restricted stock were granted in March 2006 under the plan. The restricted shares generally vest two years after the date of issuance. A total of 500,000 shares have been authorized to be issued under the Director Fee Plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, Continued

The following table provides information about grants under the Company's equity compensation plans as of September 30, 2006:

Equity Compensation Plan Information
Number of securities
remaining available
for future issuance
	Number of securities	Weighted-average	under equity
	to be issued upon	exercise price	compensation plans
	exercise of	of outstanding	(excluding
	outstanding options,	options, warrants	securities reflected
Plan category	warrants and rights	and rights	in column (a))
	(a)	(b)	(c)
Equity compensation plans
Approved by security holders:
Stock Incentive Plan	2,529,451	$28.75	2,215,693(1)
Employee Stock Purchase Plan	-	-	1,749,613(2)
Director Fee Plan	71,869	35.03	393,095(3)
Equity compensation plans not approved by security holders	None	None	None
Total	2,601,320	$28.80	4,358,401

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

The information required by this item as to certain relationships and transactions with management and other related parties of the Company is hereby incorporated by reference from the information appearing under the captions “Proposal No. 1 - Election of Directors” and “Certain Transactions” in the Company’s definitive proxy statement, which involves the election of directors and is to be filed with the Commission pursuant to the Exchange Act, within 120 days of the end of the Company’s fiscal year ended September 30, 2006.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item as to the fees billed and the services provided by the principal accounting firm of the Company is hereby incorporated by reference from the information appearing under the caption “Relationship with Independent Registered Public Accounting Firm” in the Company’s definitive proxy statement, which involves the election of directors and is to be filed with the Commission pursuant to the Exchange Act within 120 days of the end of the Company’s fiscal year ended September 30, 2006.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) 1. Financial Statements:

The following items are included in Part II, Item 8:

Pages
Management’s Report to Shareholders	34

Report of Independent Registered Public Accounting Firm	35-36

Consolidated Balance Sheets	37-38

Consolidated Statements of Income	39

Consolidated Statements of Shareholders' Equity	40

Consolidated Statements of Cash Flows	41

Notes to Consolidated Financial Statements	42-65

Supplementary Financial Information	66

2.	Financial Statement Schedules:

Schedule II - Valuation and Qualifying Accounts is included on pages 57 in Part II, Item 8 of this Annual Report on Form 10-K.

3.	Exhibits Filed:

The index to exhibits is on pages 73-75.

(b)	Reports on Form 8-K:

On July 24, 2006 Matthews filed a Current Report on Form 8-K under Item 2 in connection with a press release announcing its earnings for the third fiscal quarter of 2006.

On September 19, 2006 Matthews filed a Current Report on Form 8-K under Item 5 in connection with the announcement of a new executive appointment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 13, 2006.

MATTHEWS INTERNATIONAL CORPORATION
(Registrant)

By	/s/Joseph C. Bartolacci
Joseph C. Bartolacci
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on December 13, 2006:

/s/Joseph C. Bartolacci	/s/Steven F. Nicola
Joseph C. Bartolacci	Steven F. Nicola
President and Chief Executive Officer	Chief Financial Officer, Secretary
(Principal Executive Officer)	and Treasurer (Principal Financial
and Accounting Officer)

/s/David M. Kelly	/s/Robert G. Neubert
David M. Kelly, Chairman of the Board	Robert G. Neubert, Director

/s/David J. DeCarlo	/s/John P. O'Leary, Jr.
David J. DeCarlo, Director	John P. O'Leary, Jr., Director

/s/Robert J. Kavanaugh	/s/William J. Stallkamp
Robert J. Kavanaugh, Director	William J. Stallkamp, Director

/s/Glenn R. Mahone	/s/John D. Turner
Glenn R. Mahone, Director	John D. Turner, Director

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
EXHIBITS
INDEX
__________

The following Exhibits to this report are filed herewith or, if marked with an asterisk (*), are incorporated by reference. Exhibits marked with an "a" represent a management contract or compensatory plan, contract or arrangement required to be filed by Item 601(b)(10)(iii) of Regulation S-K.

Exhibit No.	Description	Prior Filing or Sequential Page Numbers Herein

3.1	Restated Articles of Incorporation *	Exhibit Number 3.1 to Form 10-K for the year ended September 30, 1994

3.2	Restated By-laws *	Exhibit Number 3.1 to Form 8-K dated July 22, 1999

4.1 a	Form of Revised Option Agreement of Repurchase (effective October 31, 1993)*	Exhibit Number 4.5 to Form 10-K for the year ended September 30, 1993

4.2	Form of Share Certificate for Class A Common Stock *	Exhibit Number 4.9 to Form 10-K for the year ended September 30, 1994

10.1	Revolving Credit Facility *	Exhibit Number 10.1 to Form 10-K for the year ended September 30, 2001

10.2	First Amendment to Revolving Credit Facility*	Exhibit Number 10.1 to Form 10-Q for the quarter ended March 31, 2004

10.3	Second Amendment to Revolving Credit Facility *	Exhibit Number 10.1 to Form 10-Q for the quarter ended December 31, 2004

10.4 a	Supplemental Retirement Plan	Filed Herewith

10.5 a	1992 Stock Incentive Plan (as amended through April 25, 2006) *	Exhibit Number 10.1 to Form 10-Q for the quarter ended March 31, 2006

10.6 a	Form of Stock Option Agreement *	Exhibit Number 10.1 to Form 10-Q for the quarter ended December 31, 1994

10.7 a	1994 Director Fee Plan (as amended through April 25, 2006) *	Exhibit Number 10.2 to Form 10-Q for the quarter ended March 31, 2006

10.8 a	1994 Employee Stock Purchase Plan *	Exhibit Number 10.2 to Form 10-Q for the quarter ended March 31, 1995

10.9 a	Key Employee Employment Agreement by and between The York Group, Inc. and Harry Pontone dated May 28, 2005 and effective July 11, 2005*	Exhibit Number 10.2 to Form 8-K dated July 14, 2005

INDEX, Continued
_______

Exhibit No.	Description	Prior Filing or Sequential Page Numbers Herein

10.10	Agreement and Plan of Merger By and Among Matthews International Corporation, Empire Merger Corp., and The York Group, Inc., dated as of May 24, 2001 *	Exhibit Number 10.3 to Form 8-K dated May 24, 2001

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

14.1	Form of Code of Ethics Applicable to Executive Management	Exhibit Number 14.1 to Form 10-K for the year ended September 30, 2004

21	Subsidiaries of the Registrant	Filed Herewith

23	Consent of Independent Registered Public Accounting Firm	Filed Herewith

31.1	Certification of Principal Executive Officer for Joseph C. Bartolacci	Filed Herewith

31.2	Certification of Principal Financial Officer for Steven F. Nicola	Filed Herewith

INDEX, Continued
_______
Exhibit No.	Description	Prior Filing or Sequential Page Numbers Herein

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Joseph C. Bartolacci	Filed Herewith

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Steven F. Nicola	Filed Herewith

Copies of any Exhibits will be furnished to shareholders upon written request. Requests should be directed to Mr. Steven F. Nicola, Chief Financial Officer, Secretary and Treasurer of the Registrant.