Form 10-Q
period 2006-12-31
MATTHEWS INTERNATIONAL CORP
filed 2007-02-06
CIK 63296

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-Q

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Quarterly Period Ended December 31, 2006

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

As of January 31, 2007, shares of common stock outstanding were:

Class A Common Stock 32,787,829 shares

PART I - FINANCIAL INFORMATION
MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands, except per share data)

	December 31, 2006		September 30, 2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents		$36,061		$29,720
Short-term investments		96		92
Accounts receivable, net		116,373		121,750
Inventories		95,336		85,415
Deferred income taxes		1,687		1,682
Other current assets		4,891		4,184

Total current assets		254,444		242,843

Investments		10,941		11,492
Property, plant and equipment: Cost	204,936		202,346
Less accumulated depreciation	(117,607)		(114,247)
		87,329		88,099
Deferred income taxes		24,788		24,441
Other assets		8,125		6,125
Goodwill		303,377		298,125
Other intangible assets, net		45,225		44,965

Total assets		$734,229		$716,090

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Long-term debt, current maturities		$26,353		$28,451
Accounts payable		23,893		26,925
Accrued compensation		24,494		33,517
Accrued income taxes		14,601		9,230
Other current liabilities		34,303		39,086

Total current liabilities		123,644		137,209

Long-term debt		130,730		120,289
Pension and postretirement benefits		36,422		35,142
Deferred income taxes		10,314		9,942
Environmental reserve		8,877		9,028
Other liabilities and deferred revenue		13,888		12,055

Shareholders' equity:
Common stock	36,334		36,334
Additional paid in capital	35,232		33,953
Retained earnings	422,430		410,203
Accumulated other comprehensive income	9,129		4,386
Treasury stock, at cost	(92,771)		(92,451)
		410,354		392,425

Total liabilities and shareholders' equity		$734,229		$716,090

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollar amounts in thousands, except per share data)

	Three Months Ended
	December 31,
	2006	2005

Sales	$175,424	$170,109
Cost of sales	(110,490)	(108,912)

Gross profit	64,934	61,197

Selling and administrative expenses	(40,750)	(38,779)

Operating profit	24,184	22,418

Investment income	411	327
Interest expense	(1,816)	(1,440)
Other income (deductions), net	131	(33)
Minority interest	(520)	(588)

Income before income taxes	22,390	20,684

Income taxes	(8,419)	(7,777)

Net income	$13,971	$12,907

Earnings per share:
Basic	$.44	$.40

Diluted	$.44	$.40

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollar amounts in thousands, except per share data)

	Three Months Ended
	December 31,
	2006	2005

Cash flows from operating activities:
Net income	$13,971	$12,907
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,311	5,400
Net gain on sale of assets	(635)	(72)
Minority interest	520	588
Stock-based compensation expense	872	1,361
Change in deferred taxes	(181)	(287)
Changes in working capital items	(10,011)	(5,424)
Increase in other assets	(2,311)	(275)
Increase in other liabilities	1,864	76
Increase in pension and postretirement benefits	1,280	1,131

Net cash provided by operating activities	10,680	15,405

Cash flows from investing activities:
Capital expenditures	(3,531)	(3,804)
Proceeds from sale of assets	784	53
Acquisitions, net of cash acquired	(7,757)	(9,533)
Proceeds from sale of investments	265	-
Purchases of investments	(67)	(49)

Net cash used in investing activities	(10,306)	(13,333)

Cash flows from financing activities:
Proceeds from long-term debt	20,000	7,327
Payments on long-term debt	(12,644)	(11,357)
Proceeds from the sale of treasury stock	2,121	326
Purchases of treasury stock	(2,645)	-
Tax benefit of exercised stock options	897	281
Dividends	(1,744)	(1,603)
Distributions to minority interests	(766)	(3,726)

Net cash provided by (used in) financing activities	5,219	(8,752)

Effect of exchange rate changes on cash	748	(599)

Net increase (decrease) in cash and cash equivalents	$6,341	$(7,279)

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006
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

Note 2. Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information for commercial and industrial companies and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three months ended December 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2006. The consolidated financial statements include all domestic and foreign subsidiaries in which the Company maintains an ownership interest and has operating control. All intercompany accounts and transactions have been eliminated.

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

Reclassifications and restatements:

Certain reclassifications have been made in the Consolidated Statements of Cash Flows for prior periods to conform to the current period presentation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Dollar amounts in thousands, except per share data)

Note 3. Share-Based Payments

The Company has a stock incentive plan that provides for grants of incentive stock options, non-statutory stock options and restricted share awards in an aggregate number not to exceed 15% of the outstanding shares of the Company’s common stock (4,755,502 at December 31, 2006). The plan is administered by the Compensation Committee of the Board of Directors. The option price for each stock option that may be granted under the plan may not be less than the fair market value of the Company's common stock on the date of grant. Outstanding stock options are exercisable in one-third increments upon the attainment of 10%, 33% and 60% appreciation in the market value of the Company’s Class A Common Stock. In addition, options generally vest in one-third increments after three, four and five years, respectively, from the grant date (but, in any event, not until the attainment of the market value thresholds). The options expire on the earlier of ten years from the date of grant, upon employment termination, or within specified time limits following voluntary employment termination (with the consent of the Company), retirement or death. The Company generally settles employee stock option exercises with treasury shares.

Effective October 1, 2005, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”), using the modified retrospective method. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the employee requisite service period.

For the three-month periods ended December 31, 2006 and 2005, stock-based compensation cost totaled $872 and $1,361, respectively. The associated future income tax benefit recognized was $340 and $531 for the three-month periods ended December 31, 2006 and 2005, respectively.

For the three-month periods ended December 31, 2006 and 2005, the amount of cash received from the exercise of stock options was $2,121 and $326, respectively. In connection with these exercises, the tax benefits realized by the Company for the three-month periods ended December 31, 2006 and 2005 were $897 and $281, respectively.

The transactions for shares under options for the quarter ended December 31, 2006 were as follows:

			Weighted-
			average	Aggregate
		Weighted-average	remaining	intrinsic
	Shares	exercise price	contractual term	value
Outstanding, September 30, 2006	2,529,451	$28.75
Granted	372,650	40.56
Exercised	(113,843)	18.15
Expired or forfeited	(5,333)	32.15
Outstanding, December 31, 2006	2,782,925	$30.76	7.3	$23,905
Exercisable, December 31, 2006	830,613	$22.06	5.3	$14,360
Shares reserved for future options	1,972,577

The weighted-average grant date fair value of options granted for the three-month periods ended December 31, 2006 and 2005 was $12.23 and $9.47, respectively. The fair value of shares earned during the three-month periods ended December 31, 2006 and 2005 was $1,820 and $1,624 , respectively. The intrinsic value of options (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during the three- month periods ended December 31, 2006 and 2005 was $2,300 and $787, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Dollar amounts in thousands, except per share data)

Note 3. Share-Based Payments (continued)

The transactions for non-vested shares for the quarter ended December 31, 2006 were as follows:

		Weighted-average
		grant-date
Non-vested shares	Shares	fair value
Non-vested at September 30, 2006	1,814,878	$9.84
Granted	372,650	12.23
Vested	(230,299)	7.90
Expired or forfeited	(4,917)	7.97
Non-vested at December 31, 2006	1,952,312	$10.53

As of December 31, 2006 the total unrecognized compensation cost related to non-vested stock options was approximately $7,809. This cost is expected to be recognized over a weighted-average period of 4.0 years in accordance with the vesting periods of the options.

As of October 1, 2005, the fair value of each option grant is estimated on the date of grant using a binomial lattice valuation model. The following table indicates the assumptions used in estimating fair value for the quarters ended December 31, 2006 and 2005.

	Three Months Ended
	December 31,
	2006	2005
	(Binomial Lattice)	(Binomial Lattice)
Expected volatility	24.0%	24.0%
Dividend yield	.6%	.6%
Average risk free interest rate	4.7%	4.4%
Average expected term (years)	6.3	5.5

The risk free interest rate is based on United States Treasury yields at the date of grant. The dividend yield is based on the most recent dividend payment and average stock price over the 12 months prior to the grant date. Expected volatilities are based on the historical volatility of the Company’s stock price. The expected term represents an estimate of the period of time options are expected to remain outstanding. Separate employee groups and option characteristics are considered separately for valuation purposes.

In the first quarter of fiscal 2007, 15,209 shares of restricted stock were granted to certain employees. The shares generally vest based upon certain service and performance criteria. The unrecognized compensation cost related to the unvested shares was approximately $380 at December 31, 2006.

Under the Company’s Director Fee Plan, directors who are not also officers of the Company each receive, as an annual retainer fee, either cash or shares of the Company's Class A Common Stock equivalent to $30. Where the annual retainer fee is provided in shares, each director may elect to be paid these shares on a current basis or have such shares credited to a deferred stock account as phantom stock, with such shares to be paid to the director subsequent to leaving the Board. Directors may also elect to receive the common stock equivalent of meeting fees credited to a deferred stock account. The value of deferred shares is recorded in other liabilities. A total of 49,569 shares had been deferred under the Director Fee Plan at December 31, 2006. Additionally, beginning in fiscal 2005, directors who are not also officers of the Company each receive an annual stock-based grant (non-statutory stock options, stock appreciation rights and/or restricted shares) with a value of $40. A total of 22,300 stock options have been granted under the plan, all of which were outstanding and unvested at December 31, 2006. Additionally, 4,800 shares of restricted stock have been granted under the plan, all of which are unvested at December 31, 2006. A total of 500,000 shares have been authorized to be issued under the Director Fee Plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Dollar amounts in thousands, except per share data)

Note 3. Share-Based Payments (continued)

In 2007, the Company intends to change the value of the annual stock-based grant to $50 and the annual retainer for each Committee chairperson to $5 (or $7.5 in the case of the Audit Committee chairperson). Additionally, a non-employee Chairman of the Board will receive an additional annual retainer fee of $45 which, at the election of the Chairman, may be received in cash, current shares of the Company’s Common Stock or Common Stock credited to a deferred stock account as phantom stock. A non-employee Chairman will not be eligible for meeting fees.

Note 4. Income Taxes

Income tax provisions for the Company’s interim periods are based on the effective income tax rate expected to be applicable for the full year. The difference between the estimated effective tax rate for fiscal 2007 of 37.6% and the Federal statutory rate of 35.0% primarily reflects the impact of state and foreign income taxes.

Note 5. Earnings Per Share

	Three Months Ended
	December 31,
	2006	2005

Net income	$13,971	$12,907

Weighted-average common shares outstanding	31,667,019	32,037,851
Dilutive securities, primarily stock options	184,265	261,805
Diluted weighted-average common shares outstanding	31,851,284	32,299,656

Basic earnings per share	$.44	$.40
Diluted earnings per share	$.44	$.40

Note 6. Comprehensive Income

Comprehensive income consists of net income adjusted for changes, net of the related income tax effect, in cumulative foreign currency translation, the fair value of derivatives, unrealized investment gains and losses and minimum pension liability. For the three months ended December 31, 2006 and 2005, comprehensive income was $18,714 and $10,807, respectively.

Note 7. Segment Information

The Company's products and operations consist of two principal businesses that are comprised of three operating segments each, as described under Nature of Operations (Note 1): Memorialization Products (Bronze, Casket, Cremation) and Brand Solutions (Graphics Imaging, Marking Products, Merchandising Solutions). Management evaluates segment performance based on operating profit (before income taxes) and does not allocate non-operating items such as investment income, interest expense, other income (deductions), net and minority interest.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Dollar amounts in thousands, except per share data)

Note 7. Segment Information (continued)

Information about the Company's segments follows:

	Three Months Ended
	December 31,
	2006	2005
Sales to external customers:
Memorialization:
Bronze	$50,428	$48,684
Casket	53,823	48,194
Cremation	6,634	5,710
	110,885	102,588
Brand Solutions:
Graphics Imaging	33,751	33,290
Marking Products	13,680	12,261
Merchandising Solutions	17,108	21,970
	64,539	67,521

	$175,424	$170,109

Operating profit:
Memorialization:
Bronze	$11,626	$11,926
Casket	5,911	3,588
Cremation	776	573
	18,313	16,087
Brand Solutions:
Graphics Imaging	2,190	3,554
Marking Products	2,386	1,935
Merchandising Solutions	1,295	842
	5,871	6,331

	$24,184	$22,418

Note 8. Debt

The Company has a Revolving Credit Facility with a syndicate of financial institutions which allows for borrowings up to $150,000. Borrowings under the facility, which is scheduled to mature on April 30, 2009, bear interest at LIBOR plus a factor ranging from .50% to 1.00% based on the Company’s leverage ratio. The leverage ratio is defined as net indebtedness divided by EBITDA (earnings before interest, taxes, depreciation and amortization). The Company is required to pay an annual commitment fee ranging from .20% to .30% (based on the Company’s leverage ratio) of the unused portion of the facility. The Revolving Credit Facility requires the Company to maintain certain leverage and interest coverage ratios. A portion of the facility (not to exceed $10,000) is available for the issuance of trade and standby letters of credit. Outstanding borrowings on the Revolving Credit Facility at December 31, 2006 were $133,333.  The weighted-average interest rate on outstanding borrowings at December 31, 2006 and 2005 was 5.10% and 3.75%, respectively.

In April 2004, the Company entered into an interest rate swap that fixed, for a five-year period, the interest rate on borrowings in an initial amount of $50,000. The interest rate was fixed at 2.66% plus a factor based on the Company’s leverage ratio (the factor was .50% at December 31, 2006). The interest rate swap

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Dollar amounts in thousands, except per share data)

Note 8. Debt (continued)

was designated as a cash flow hedge of the future variable interest payments under the Revolving Credit Facility which are considered probable of occurring. Based on the Company’s assessment, all of the critical terms of the hedge matched the underlying terms of the hedged debt and related forecasted interest payments and as such, these hedges were considered effective. Equal quarterly principal payments of $2,500 plus interest are due on this borrowing until its maturity in April 2009.

Effective September 30, 2005, the Company entered into an interest rate swap that fixed, for the period through the maturity of the Revolving Credit Facility, the interest rate on additional borrowings in an initial amount of $50,000. The interest rate was fixed at 4.14% plus a factor based on the Company’s leverage ratio (the factor was .50% at December 31, 2006).  The interest rate swap was designated as a cash flow hedge of the future variable interest payments under the Revolving Credit Facility, which are considered probable of occurring. Based on the Company’s assessment, all of the critical terms of the hedge match the underlying terms of the hedged debt and related forecasted interest payments and as such, these hedges are considered effective. Equal quarterly principal payments of $3,333 plus interest are due on this $50,000 portion of the borrowing until its maturity in April 2009.

The fair value of the interest rate swaps reflected an unrealized gain of $1,289 ($786 after tax) at December 31, 2006 that is included in shareholders’ equity as part of accumulated other comprehensive income. Assuming market rates remain constant with the rates at December 31, 2006, approximately $337 of the $786 gain included in accumulated other comprehensive income is expected to be recognized in earnings as an adjustment to interest expense over the next twelve months.

The Company, through its wholly-owned subsidiary, Matthews International GmbH (“MIGmbH”), has a credit facility with a bank for borrowings up to 10.0 million Euros. At December 31, 2006, outstanding borrowings under the credit facility totaled 8.5 million Euros ($11,221). The weighted-average interest rate on outstanding borrowings of MIGmbH at December 31, 2006 and 2005 was 3.93% and 2.87%, respectively.

The Company, through its wholly-owned subsidiary, Caggiati S.p.A., has several loans with various Italian banks. Outstanding borrowings on these loans totaled 7.8 million Euros ($10,284) at December 31, 2006. Caggiati S.p.A. also has three lines of credit totaling 8.4 million Euros ($11,049) with the same Italian banks. Outstanding borrowings on these lines were 645,000 Euros ($851) at December 31, 2006. The weighted-average interest rate on outstanding borrowings of Caggiati S.p.A. at December 31, 2006 and 2005 was 3.24% and 2.85%, respectively.

Note 9. Pension and Other Postretirement Benefit Plans

The Company provides defined benefit pension and other postretirement plans to certain employees. The following represents the net periodic pension and other postretirement benefit cost for the plans:

	Pension		Other Postretirement
Three months ended December 31,	2006	2005	2006	2005

Service cost	$1,003	$1,127	$133	$158
Interest cost	1,640	1,475	297	307
Expected return on plan assets	(1,612)	(1,708)	-	-
Amortization:
Prior service cost	3	(4)	(322)	(322)
Net actuarial loss	385	499	72	161

Net benefit cost	$1,419	$1,389	$180	$304

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Dollar amounts in thousands, except per share data)

Note 9. Pension and Other Postretirement Benefit Plans (continued)

Benefit payments under the Company’s principal retirement plan are made from plan assets, while benefit payments under the postretirement benefit plan are made from the Company’s operating funds. Under IRS regulations, the Company is not required to make any significant contributions to its principal retirement plan in fiscal year 2007. As of December 31, 2006, contributions of $74 and $305 have been made under the supplemental retirement plan and postretirement plan, respectively. The Company currently anticipates contributing an additional $241 and $707 under the supplemental retirement plan and postretirement plan, respectively, for the remainder of fiscal 2007.

Note 10. Acquisitions

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

On September 30, 2005, the Company acquired an additional 30% interest in S+T for a price of $8,300, which was paid in October 2005. The Company had acquired a 50% interest in S+T in 1998.

In July 2005, the Company acquired Milso, a leading manufacturer and marketer of caskets in the United States. Milso, headquartered in Brooklyn, New York, has a manufacturing operation in Richmond, Indiana and maintains distribution centers throughout the Northeast, Mid-Atlantic, Midwest and Southwest regions of the United States. The transaction was structured as an asset purchase, at an initial purchase price of approximately $95,000. In connection with the contingent consideration provisions of the acquisition agreement, the Company paid additional purchase consideration of $7,000 in December 2006. The additional consideration was recorded as additional purchase price as of September 30, 2006. The acquisition was intended to expand Matthews’ products and services in the United States casket market.

Note 11. Goodwill and Other Intangible Assets

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Dollar amounts in thousands, except per share data)

Note 11. Goodwill and Other Intangible Assets (continued)

Changes to goodwill, net of accumulated amortization, for the three months ended December 31, 2006, were as follows.

				Graphics	Marking	Merchandising
	Bronze	Casket	Cremation	Imaging	Products	Solutions	Consolidated

Balance at September 30, 2006	$74,178	$115,982	$6,536	$86,269	$5,213	$9,947	$298,125
Additions during period	-	385	-	757	-	-	1,142
Translation and other adjustments	1,011	-	-	3,099	-	-	4,110
Balance at December 31, 2006	$75,189	$116,367	$6,536	$90,125	$5,213	$9,947	$303,377

The additions to Graphics Imaging goodwill relate to additional consideration paid in accordance with the purchase agreement related to a European Graphics business. The addition to Casket goodwill relates to the acquisition of small domestic casket distributors.

The following tables summarize the carrying amounts and related accumulated amortization for intangible assets as of December 31, 2006 and September 30, 2006, respectively.

	Carrying	Accumulated
	Amount	Amortization		Net
December 31, 2006:
Trade names	$24,332	$	- *	$24,332
Customer relationships	20,996		(3,025)	17,971
Copyrights/patents/other	5,831		(2,909)	2,922
	$51,159		$(5,934)	$45,225

September 30, 2006:
Trade names	$24,003	$	- *	$24,003
Customer relationships	20,900		(2,714)	18,186
Copyrights/patents/other	5,322		(2,546)	2,776
	$50,225		$(5,260)	$44,965
* Not subject to amortization

The increase in intangible assets during the quarter ended December 31, 2006 was due to the addition of intellectual property in the Graphics Imaging segment and the impact of fluctuations in foreign currency exchange rates on intangible assets denominated in foreign currencies, offset by additional amortization.

Amortization expense on intangible assets was $627 and $545 for the three-month periods ended December 31, 2006 and 2005, respectively. Amortization expense is estimated to be $1,995 in 2007, $1,996 in 2008, $1,934 in 2009, $1,694 in 2010 and $1,662 in 2011.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement:

The following discussion should be read in conjunction with the consolidated financial statements of Matthews International Corporation (“Matthews” or the “Company”) and related notes thereto included in this Quarterly Report on Form 10-Q and the Company's Annual Report on Form 10-K for the year ended September 30, 2006. Any forward-looking statements contained herein are included pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks and uncertainties that may cause the Company's actual results in future periods to be materially different from management's expectations. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove correct. Factors that could cause the Company's results to differ materially from the results discussed in such forward-looking statements principally include changes in domestic or international economic conditions, changes in foreign currency exchange rates, changes in the cost of materials used in the manufacture of the Company’s products, changes in death rates, changes in product demand or pricing as a result of consolidation in the industries in which the Company operates or as a result of domestic or international competitive pressures, unknown risks in connection with the Company's acquisitions, and technological factors beyond the Company's control. In addition, although the Company does not have any single customer that would be considered individually significant to consolidated sales, the potential loss of one or more of the Company’s larger customers could be considered a risk factor.

Results of Operations:

The following table sets forth certain income statement data of the Company expressed as a percentage of net sales for the periods indicated.

	Three months ended		Years ended
	December 31,		September 30,
	2006	2005	2006	2005
Sales	100.0%	100.0%	100.0%	100.0%
Gross profit	37.0%	36.0%	38.0%	34.9%
Operating profit	13.8%	13.2%	15.9%	15.4%
Income before taxes	12.8%	12.2%	14.7%	14.5%
Net income	8.0%	7.6%	9.3%	9.1%

Sales for the quarter ended December 31, 2006 were $175.4 million, compared to $170.1 million for the three months ended December 31, 2005. The increase reflected higher sales in five of the Company’s six segments and the effect of higher foreign currency values against the U.S. dollar. The increases were offset by lower sales in the Merchandising Solutions segment. For the first quarter of fiscal 2007, changes in foreign currency values against the U.S. dollar had a favorable impact of approximately $3.3 million on the Company’s consolidated sales compared to the quarter ended December 31, 2005.

In the Company’s Memorialization businesses, Bronze segment sales for the fiscal 2007 first quarter were $50.4 million, compared to $48.7 million for the fiscal 2006 first quarter. The increase primarily reflected higher selling prices for memorial products and an increase in the value of foreign currencies against the U.S. dollar, partially offset by a decline in the volume of memorial products. Sales for the Casket segment were $53.8 million for the quarter ended December 31, 2006, compared to fiscal 2006 first quarter sales of $48.2 million. The 11.7% increase reflected higher unit volume in territories served by Company-owned distribution, offset partially by lower unit volume in certain territories where the Company’s caskets are sold through independent distributors. Sales for the Cremation segment were $6.6 million for the first quarter of fiscal 2007, compared to $5.7 million for the same period a year ago. The increase principally reflected higher sales of cremation caskets. In the Brand Solutions businesses, sales for the Graphics Imaging segment in the first quarter of fiscal 2007 were $33.8 million, compared to $33.3 million for the same period a year ago. The slight improvement from a year ago principally reflected an increase in the value of foreign currencies against the U.S. dollar and higher sales in the German markets, partially offset by lower sales in the U.S. and U.K. markets. Marking Products segment sales for the quarter ended December 31, 2006 were $13.7 million, compared to $12.3 million for the fiscal 2006 first quarter. The 11.6% increase was principally due to higher product demand and an increase in the value of foreign currencies against the U.S. dollar. Sales for the Merchandising Solutions segment were $17.1 million for the first quarter of fiscal 2007, compared to $22.0 million for the same period a year ago. Timing of a significant customer project negatively impacted the segment’s first quarter 2007 sales. The project was shipped in the second quarter of fiscal 2007.
Gross profit for the quarter ended December 31, 2006 was $64.9 million, compared to $61.2 million for the same period a year ago. Consolidated gross profit as a percent of sales increased from 36.0% for the first quarter of fiscal 2006 to 37.0% for the fiscal 2007 first quarter. The increase in consolidated gross profit primarily reflected the impact of higher sales, higher foreign currency values against the U.S. dollar, productivity improvements in the Casket segment’s manufacturing facility in Mexico, the favorable effects of the Merchandising Solutions segment’s facilities consolidation program and other manufacturing and cost reduction initiatives. These gains were partially offset by the effect of lower Graphics Imaging segment sales in the U.S. and U.K. markets and the impact of the higher cost of bronze ingot in fiscal 2007 compared to the first quarter last year.

Selling and administrative expenses for the three months ended December 31, 2006 were $40.8 million, compared to $38.8 million for the first quarter of fiscal 2006. Consolidated selling and administrative expenses as a percent of sales were 23.2% for the quarter ended December 31, 2006, compared to 22.8% for the same period last year. The increases in costs and percentage of sales primarily resulted from the expansion of the Casket segment’s distribution capabilities and a provision for earn-out payments under the Milso Industries (“Milso”) acquisition-related agreements.

Operating profit for the quarter ended December 31, 2006 was $24.2 million, compared to $22.4 million for the three months ended December 31, 2005. Bronze segment operating profit for the fiscal 2007 first quarter was $11.6 million, compared to $11.9 million for the first quarter of fiscal 2006. The decrease primarily reflected the higher cost of bronze ingot in the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006. Operating profit for the Casket segment for the first quarter of fiscal 2007 was $5.9 million, compared to $3.6 million for the first quarter of fiscal 2006. The increase resulted from higher sales and productivity improvements in the segment’s manufacturing facility in Mexico. Cremation segment operating profit for the quarter ended December 31, 2006 was $776,000, compared to $573,000 for the same period a year ago. The increase reflected higher sales and the continuing favorable impact of cost reduction programs initiated early in fiscal 2006. The Graphics Imaging segment operating profit for the quarter ended December 31, 2006 was $2.2 million, compared to $3.6 million for the three months ended December 31, 2005. The decrease reflected lower sales in the U.S. and U.K. markets and costs related to developing new primary packaging business in the U.S. These declines were offset partially by higher foreign currency values against the U.S. dollar. Operating profit for the Marking Products segment for the fiscal 2007 first quarter was $2.4 million, compared to $1.9 million for the same period a year ago. The increase primarily resulted from higher sales. Merchandising Solutions segment operating profit was $1.3 million for the first quarter of fiscal 2007, compared to $842,000 for the same period in fiscal 2006. The increase primarily reflected the effects of the segment’s facilities consolidation program and other cost structure initiatives, which offset the impact of lower sales volume.

Investment income for the three months ended December 31, 2006 was $411,000, compared to $327,000 for the quarter ended December 31, 2005. The improvement resulted from higher average rates of return compared to a year ago. Interest expense for the fiscal 2007 first quarter was $1.8 million, compared to $1.4 million for the same period last year. The increase in interest expense primarily reflected higher debt levels and higher interest rates during the quarter ended December 31, 2006 compared to the same quarter in fiscal 2006.

Other income (deductions), net, for the quarter ended December 31, 2006 represented an increase in pre-tax income of $131,000, compared to a reduction in pre-tax income of $33,000 for the same quarter last year. Minority interest deduction for the fiscal 2007 first quarter was $520,000, compared to $588,000 for the first quarter of fiscal 2006. The reduction reflected the Company’s purchase of the remaining ownership interest in one of its less than wholly-owned German subsidiaries in September 2006.

The Company's effective tax rate for the three months ended December 31, 2006 was 37.6%, which is equivalent to the effective tax rate for the first quarter of fiscal 2006, but is higher than the effective tax rate of 37.0% for the full fiscal year ended September 30, 2006. The fiscal 2006 full year effective tax rate reflected the favorable tax impact from the sale of property in the fourth quarter. The difference between the Company's effective tax rate and the Federal statutory rate of 35.0% primarily reflected the impact of state and foreign income taxes.

Liquidity and Capital Resources:

Net cash provided by operating activities was $10.7 million for the three months ended December 31, 2006, compared to $15.4 million for the first quarter of fiscal 2006. Operating cash flow for both periods reflected net income adjusted for non-cash charges (depreciation, amortization, stock-based compensation expense and an increase in minority interest), partially offset by working capital changes. In the fiscal 2007 first quarter, working capital changes included the payment of year end bonus accruals, an increase in inventory resulting from the continued expansion of the Company’s casket distribution capabilities and higher inventory related to a significant Merchandising Solutions segment project that shipped in the second fiscal quarter. First quarter fiscal 2006 working capital changes primarily reflected the payment of year end bonus accruals.

Cash used in investing activities was $10.3 million for the three months ended December 31, 2006, compared to $13.3 million for the three months ended December 31, 2005. Investing activities for the first quarter of fiscal 2007 primarily included capital expenditures, acquisition-related payments of $7.8 million and proceeds from the disposition of assets of $1.0 million. Investing activities for the first quarter of fiscal 2005 primarily consisted of capital expenditures of $3.8 million and a cash payment of $8.3 million for an additional ownership interest in S+T Gesellschaft fur Reprotechnik GmbH (“S+T”), one of the Company’s less than wholly-owned foreign subsidiaries (see “Acquisitions”).

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

Cash provided by financing activities for the quarter ended December 31, 2006 was $5.2 million, primarily reflecting net long-term debt borrowings of $7.4 million, purchases of treasury stock of $2.6 million, proceeds of $2.1 million from the sale of treasury stock (stock option exercises), a tax benefit of $897,000 from exercised stock options, dividends of $1.7 million to the Company's shareholders and distributions of $766,000 to minority interests. Cash used in financing activities for the quarter ended December 31, 2005 was $8.8 million, primarily reflecting net payments on long-term debt of $4.0 million, proceeds of $326,000 from the sale of treasury stock (stock option exercises), a tax benefit of $281,000 from exercised stock options, dividends of $1.6 million to the Company's shareholders and distributions of $3.7 million to minority interests.

The Company has a Revolving Credit Facility with a syndicate of financial institutions, which allows for borrowings up to $150.0 million. Borrowings under the facility, which is scheduled to mature on April 30, 2009, bear interest at LIBOR plus a factor ranging from .50% to 1.00% based on the Company’s leverage ratio. The leverage ratio is defined as net indebtedness divided by EBITDA (earnings before interest, taxes, depreciation and amortization). The Company is required to pay an annual commitment fee ranging from .20% to .30% (based on the Company’s leverage ratio) of the unused portion of the facility. The Revolving Credit Facility requires the Company to maintain certain leverage and interest coverage ratios. A portion of the facility (not to exceed $10.0 million) is available for the issuance of trade and standby letters of credit. Outstanding borrowings on the Revolving Credit Facility at December 31, 2006 were $133.3 million. The weighted-average interest rate on outstanding borrowings at December 31, 2006 and 2005 was 5.10% and 3.75%, respectively.

In April 2004, the Company entered into an interest rate swap that fixed, for a five-year period, the interest rate on borrowings in an initial amount of $50.0 million. The interest rate was fixed at 2.66% plus a factor based on the Company’s leverage ratio (the factor was .50% at December 31, 2006). The interest rate swap was designated as a cash flow hedge of the future variable interest payments under the Revolving Credit Facility which are considered probable of occurring. Based on the Company’s assessment, all of the critical terms of the hedge matched the underlying terms of the hedged debt and related forecasted interest payments and as such, these hedges were considered highly effective. Equal quarterly principal payments of $2.5 million plus interest are due on this $50.0 million borrowing until its maturity in April 2009.

Effective September 30, 2005, the Company entered into an additional interest rate swap that fixed, for the period through maturity of the Revolving Credit Facility, the interest rate on additional borrowings in an initial amount of $50.0 million. The interest rate was fixed at 4.14% plus a factor based on the Company’s leverage ratio (the factor was .50% at December 31, 2006). The interest rate swap was designated as a cash flow hedge of the future variable interest payments under the Revolving Credit Facility which are considered probable of occurring. Based on the Company’s assessment, all of the critical terms of the hedge match the underlying terms of the hedged debt and related forecasted interest payments and as such, these hedges were considered highly effective. Equal quarterly principal payments of $3.3 million plus interest are due on this $50.0 million borrowing until its maturity in April 2009.

The fair value of the interest rate swaps reflected an unrealized gain of $1.3 million ($786,000 after tax) at December 31, 2006 that is included in equity as part of accumulated other comprehensive income. Assuming market rates remain constant with the rates at December 31, 2006, approximately $337,000 of the $786,000 gain included in accumulated other comprehensive income is expected to be recognized in earnings as an adjustment to interest expense over the next twelve months.

The Company, through its wholly-owned subsidiary, Matthews International GmbH (“MIGmbH”), has a credit facility with a bank for borrowings up to 10.0 million Euros. At December 31, 2006, outstanding borrowings under the credit facility totaled 8.5 million Euros ($11.2 million). The weighted-average interest rate on outstanding MIGmbH related borrowings was 3.93% and 2.87% at December 31, 2006 and 2005, respectively.

The Company, through its wholly-owned subsidiary, Caggiati S.p.A., has several loans with various Italian banks. Outstanding borrowings on these loans totaled 7.8 million Euros ($10.3 million) at December 31, 2006. Caggiati S.p.A. also has three lines of credit totaling approximately 8.4 million Euros ($11.0 million) with the same Italian banks. Outstanding borrowings on these lines were 645,000 Euros ($851,000) at December 31, 2006. The weighted-average interest rate on outstanding borrowings of Caggiati S.p.A. at December 31, 2006 and 2005 was 3.24% and 2.85%, respectively.

The Company has a stock repurchase program. Under the program, the Company's Board of Directors has authorized the repurchase of a total of 10,000,000 shares of Matthews common stock, of which 9,195,146 shares have been repurchased as of December 31, 2006. The buy-back program is designed to increase shareholder value, enlarge the Company's holdings of its common stock, and add to earnings per share. Repurchased shares may be retained in treasury, utilized for acquisitions, or reissued to employees or other purchasers, subject to the restrictions of the Company’s Articles of Incorporation.

Consolidated working capital of the Company was $130.8 million at December 31, 2006, compared to $105.6 million at September 30, 2006. Cash and cash equivalents were $36.1 million at December 31, 2006, compared to $29.7 million at September 30, 2006. The Company's current ratio was 2.1 at December 31, 2006 compared to 1.8 at September 30, 2006.

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

At December 31, 2006, an accrual of $9.8 million was recorded for environmental remediation (of which $924,000 has been classified in other current liabilities), representing management's best estimate of the probable and reasonably estimable costs of the Company's known remediation obligations. The accrual, which reflects previously established reserves assumed with the acquisition of York and additional reserves recorded as a purchase accounting adjustment, does not consider the effects of inflation and anticipated expenditures are not discounted to their present value. While final resolution of these contingencies could result in costs different than current accruals, management believes the ultimate outcome will not have a significant effect on the Company's consolidated results of operations or financial position.

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

In July 2005, the Company acquired Milso, a leading manufacturer and marketer of caskets in the United States. Milso, headquartered in Brooklyn, New York, has manufacturing operations in Richmond, Indiana and maintains distribution centers throughout the Northeast, Mid-Atlantic, Midwest and Southwest regions of the United States. The transaction was structured as an asset purchase, at an initial purchase price of approximately $95.0 million. In connection with the contingent consideration provisions of the acquisition agreement, the Company paid additional purchase consideration of $7.0 million in December 2006. The additional consideration was recorded as additional purchase price as of September 30, 2006. The acquisition was intended to expand Matthews’ products and services in the United States casket market.

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

Significant factors impacting the Company’s fiscal 2007 first quarter included the cost of bronze ingot, the Casket segment’s continuing transition to Company-owned distribution in certain territories and productivity improvements in its manufacturing facility in Mexico, and the effects of the Merchandising Solutions segment’s facilities consolidation program. While the price of copper has recently declined, the price of bronze has not declined at a similar rate, and the Company remains cautious as to any future volatility in bronze costs. The Casket segment will continue to transition to Company-owned distribution in certain territories. In addition, the Company announced in the first quarter of 2007 that it will close a domestic casket manufacturing facility in order to adjust manufacturing capacity to expected requirements. The closure, currently planned for the spring of 2007, could create some issues in the near-term as the segment consolidates its capacity. Finally, although operating margins in the Merchandising Solutions segment have improved during the past three quarters as a result of the facilities consolidation program, the Company is still cautious that there may be some continuing challenges during the next several quarters.

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

A summary of the Company's significant accounting policies are included in the Notes to Consolidated Financial Statements and in the critical accounting policies in Management’s Discussion and Analysis included in the Company's Annual Report on Form 10-K for the year ended September 30, 2006. Management believes that the application of these policies on a consistent basis enables the Company to provide useful and reliable financial information about the company's operating results and financial condition.

LONG-TERM CONTRACTUAL OBLIGATIONS AND COMMITMENTS:

The following table summarizes the Company’s contractual obligations at December 31, 2006, and the effect such obligations are expected to have on its liquidity and cash flows in future periods.

	Payments due in fiscal year:
		2007			After
	Total	Remainder	2008 to 2009	2010 to 2011	2011
Contractual Cash Obligations:	(Dollar amounts in thousands)
Revolving credit facilities	$144,554	$17,500	$127,054	$-	$-
Notes payable to banks	10,284	978	2,707	2,707	3,892
Short-term borrowings	851	851	-	-	-
Capital lease obligations	1,445	724	708	13	-
Non-cancelable operating leases	32,461	6,503	12,768	7,311	5,879

Total contractual cash obligations	$189,595	$26,556	$143,237	$10,031	$9,771

A significant portion of the loans included in the table above bear interest at variable rates. At December 31, 2006, the weighted-average interest rate was 5.10% on the Company’s domestic Revolving Credit Facility, 3.93% on the credit facility through the Company’s wholly-owned German subsidiary, and 3.24% on bank loans to the Company’s wholly-owned subsidiary, Caggiati S.p.A.

Benefit payments under the Company’s principal retirement plan are made from plan assets, while benefit payments under the supplemental retirement plan and postretirement benefit plan are funded from the Company’s operating cash.

The Company does not currently expect to make any significant contributions to its principal retirement plan in fiscal 2007. As of December 31, 2006, contributions of $74,000 and $305,000 have been made under the supplemental retirement plan and postretirement plan, respectively. The Company currently anticipates contributing an additional $241,000 and $707,000 under the supplemental retirement plan and postretirement plan, respectively, for the remainder of fiscal 2007.

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

Interest Rates - The Company’s most significant long-term debt instrument is the domestic Revolving Credit Facility which bears interest at variable rates based on LIBOR. In April 2004, the Company entered into an interest rate swap that fixed, for a five-year period, the interest rate on borrowings in an initial amount of $50.0 million ($25.0 million outstanding at December 31, 2006). The interest rate was fixed at 2.66% plus a factor based on the Company’s leverage ratio (the factor was .50% at December 31, 2006). The interest rate swap was designated as a cash flow hedge of the future variable interest payments under the Revolving Credit Facility which are considered probable of occurring. Effective September 30, 2005, the Company entered into an additional interest rate swap that fixed, for the period through the maturity of the Revolving Credit Facility, the interest rate on the additional borrowings in an initial amount of $50.0 million ($36.3 million outstanding at December 31, 2006). The interest rate was fixed at 4.14% plus a factor based on the Company’s leverage ratio (the factor was .50% at December 31, 2006). The interest rate swap was designated as a cash flow hedge of the future variable interest payments under the Revolving Credit Facility which are considered probable of occurring. The fair value of the interest rate swaps reflected an unrealized gain of $1.3 million ($786,000 after tax) at December 31, 2006, that is included in equity as part of accumulated other comprehensive income. A decrease of 10% in market interest rates (i.e. a decrease from 5.0% to 4.5%) would result in a decrease of approximately $234,000 in the fair value of the interest rate swaps.

Commodity Price Risks - In the normal course of business, the Company is exposed to commodity price fluctuations related to the purchases of certain materials and supplies (such as bronze ingot, steel and wood) used in its manufacturing operations. The Company obtains competitive prices for materials and supplies when available.

Foreign Currency Exchange Rates - The Company is subject to changes in various foreign currency exchange rates, including the Euro, the British Pound, Canadian dollar, Australian dollar and Swedish Krona, in the conversion from local currencies to the U.S. dollar of the reported financial position and operating results of its non-U.S. based subsidiaries. An adverse change of 10% in exchange rates would have resulted in a decrease in sales of $4.2 million and a decrease in operating income of $522,000 for the three months ended December 31, 2006.

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

There have been no changes in the Company’s internal controls over financial reporting that occurred during the fiscal quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

In October 2005, York filed a complaint and a motion for a special and/or preliminary injunction in the Court of Common Pleas of Allegheny County, Pennsylvania against Yorktowne Caskets, Inc. (“Yorktowne”), the shareholders of Yorktowne, Batesville Casket Company, Inc. and Batesville Services. This action was taken in response to the announcement that Batesville Casket Company, Inc. and/or Batesville Services (collectively “Batesville”) had entered into a definitive agreement to acquire the outstanding stock of Yorktowne, York’s largest independent distributor of wood and metal caskets. The causes of action alleged by York involve the distributor agreement between York and Yorktowne originally executed on April 15, 2005.

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

The lawsuit against Yorktowne, its shareholders and Batesville remains pending and the defendants filed appeals from the Court’s injunction ruling to the Superior Court of Pennsylvania. The defendants’ appeals were argued orally before the Superior Court in Pittsburgh, Pennsylvania in late-June of 2006 and a decision addressing the merits of the defendants’ appeal could be issued at any time by the Superior Court. Pending a decision by the Superior Court, the preliminary injunction issued on November 9, 2005 remains in force.

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

Item 2. Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Stock Repurchase Plan

The Company has a stock repurchase program, which was initiated in 1996. Under the program, the Company's Board of Directors has authorized the repurchase of a total of 10,000,000 shares (adjusted for stock splits) of Matthews common stock, of which 9,195,146 shares have been repurchased as of December 31, 2006. All purchases of the Company’s common stock during the first quarter of fiscal 2007 were part of the repurchase program.

The following table shows the monthly fiscal 2007 stock repurchase activity:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced plan	Maximum number of shares that may yet be purchased under the plan

October 2006	-	-	-	864,854
November 2006	60,000	$38.00	60,000	804,854
December 2006	-	-	-	804,854
Total	60,000	$38.00	60,000

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit
	No.	Description

	31.1	Certification of Principal Executive Officer for Joseph C. Bartolacci
	31.2	Certification of Principal Financial Officer for Steven F. Nicola
	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Joseph C. Bartolacci
	32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Steven F. Nicola

(b)	Reports on Form 8-K

On October 19, 2006 Matthews filed a Current Report on Form 8-K under Item 7.01 in connection with a press release announcing a dividend declaration for the fourth quarter of fiscal 2006.

On November 17, 2006 Matthews filed a Current Report on Form 8-K under Item 2.02 in connection with a press release announcing its earnings for fiscal 2006.

On November 20, 2006 Matthews filed a Current Report on Form 8-K under Item 8.01 in connection with a press release announcing amendments to Corporate Governance.

On December 7, 2006 Matthews filed a Current Report on Form 8-K under Item 7.01 in connection with a press release announcing its intention to close the metal casket assembly plant in Marshfield, Missouri.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATTHEWS INTERNATIONAL CORPORATION
(Registrant)

Date: February 6, 2007	/s/ Joseph C. Bartolacci
Joseph C. Bartolacci, President
and Chief Executive Officer

Date: February 6, 2007	/s/ Steven F. Nicola
Steven F. Nicola, Chief Financial Officer,
Secretary and Treasurer