Form 10-Q
period 2007-03-31
MATTHEWS INTERNATIONAL CORP
filed 2007-04-30
CIK 63296

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-Q

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Quarterly Period Ended March 31, 2007

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

As of March 31, 2007, shares of common stock outstanding were:

Class A Common Stock 31,594,913 shares

PART I - FINANCIAL INFORMATION
MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands, except per share data)

	March 31, 2007		September 30, 2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents		$43,510		$29,720
Short-term investments		91		92
Accounts receivable, net		119,212		121,750
Inventories		93,523		85,415
Deferred income taxes		1,680		1,682
Other current assets		6,890		4,184

Total current assets		264,906		242,843

Investments		11,356		11,492
Property, plant and equipment: Cost	208,353		202,346
Less accumulated depreciation	(120,475)		(114,247)
		87,878		88,099
Deferred income taxes and other assets		31,673		30,566
Goodwill		305,078		298,125
Other intangible assets, net		45,303		44,965

Total assets		$746,194		$716,090

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Long-term debt, current maturities		$25,544		$28,451
Accounts payable		24,815		26,925
Accrued compensation		29,972		33,517
Accrued income taxes		8,173		9,230
Other current liabilities		30,588		39,086

Total current liabilities		119,092		137,209

Long-term debt		134,640		120,289
Pension and postretirement benefits		37,806		35,142
Deferred income taxes		10,390		9,942
Environmental reserve		8,502		9,028
Other liabilities and deferred revenue		12,878		12,055

Shareholders' equity:
Common stock	36,334		36,334
Additional paid-in capital	37,261		33,953
Retained earnings	439,189		410,203
Accumulated other comprehensive income	10,719		4,386
Treasury stock, at cost	(100,617)		(92,451)
		422,886		392,425

Total liabilities and shareholders' equity		$746,194		$716,090

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollar amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2007	2006	2007	2006

Sales	$202,979	$181,068	$378,403	$351,177
Cost of sales	(128,772)	(114,121)	(239,262)	(223,033)

Gross profit	74,207	66,947	139,141	128,144

Selling and administrative expenses	(42,562)	(37,886)	(83,312)	(76,665)

Operating profit	31,645	29,061	55,829	51,479

Investment income	439	244	850	571
Interest expense	(1,924)	(1,576)	(3,740)	(3,016)
Other income (deductions), net	79	(18)	210	(51)
Minority interest	(591)	(704)	(1,111)	(1,292)

Income before income taxes	29,648	27,007	52,038	47,691

Income taxes	(11,147)	(10,155)	(19,566)	(17,932)

Net income	$18,501	$16,852	$32,472	$29,759

Earnings per share:
Basic	$.58	$.53	$1.02	$.93

Diluted	$.58	$.52	$1.02	$.92

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollar amounts in thousands, except per share data)

	Six Months Ended
	March 31,
	2007	2006

Cash flows from operating activities:
Net income	$32,472	$29,759
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,274	10,706
Net (gain) loss on sale of assets	(1,525)	67
Minority interest	1,111	1,292
Stock-based compensation expense	1,720	2,448
Change in deferred taxes	331	(695)
Changes in working capital items	(19,333)	(22,342)
Increase in other assets	(963)	(271)
Increase (decrease) in other liabilities	71	(253)
Increase in pension and postretirement benefits	2,664	2,429

Net cash provided by operating activities	26,822	23,140

Cash flows from investing activities:
Capital expenditures	(10,679)	(7,488)
Proceeds from sale of assets	3,764	90
Acquisitions, net of cash acquired	(8,361)	(29,900)
Purchases of investments	(596)	(104)
Proceeds from disposition of investments	134	7

Net cash used in investing activities	(15,738)	(37,395)

Cash flows from financing activities:
Proceeds from long-term debt	32,343	38,299
Payments on long-term debt	(22,184)	(21,019)
Proceeds from the sale of treasury stock	5,780	1,421
Purchases of treasury stock	(11,901)	(36)
Tax benefit of exercised stock options	1,469	506
Dividends	(3,486)	(3,210)
Distributions to minority interests	(895)	(3,910)

Net cash provided by financing activities	1,126	12,051

Effect of exchange rate changes on cash	1,580	(711)

Net increase (decrease) in cash and cash equivalents	$13,790	$(2,915)

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
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

Note 2. Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information for commercial and industrial companies and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three and six months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2006. The consolidated financial statements include all domestic and foreign subsidiaries in which the Company maintains an ownership interest and has operating control. All intercompany accounts and transactions have been eliminated.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Dollar amounts in thousands, except per share data)

Note 3. Share-Based Payments

The Company has a stock incentive plan that provides for grants of incentive stock options, non-statutory stock options and restricted share awards in an aggregate number not to exceed 15% of the outstanding shares of the Company’s common stock (4,739,237 at March 31, 2007). The plan is administered by the Compensation Committee of the Board of Directors. The option price for each stock option that may be granted under the plan may not be less than the fair market value of the Company's common stock on the date of grant. Outstanding stock options are exercisable in one-third increments upon the attainment of 10%, 33% and 60% appreciation in the market value of the Company’s Class A Common Stock. In addition, options generally vest in one-third increments after three, four and five years, respectively, from the grant date (but, in any event, not until the attainment of the market value thresholds). The options expire on the earlier of ten years from the date of grant, upon employment termination, or within specified time limits following voluntary employment termination (with the consent of the Company), retirement or death. The Company generally settles employee stock option exercises with treasury shares.

Effective October 1, 2005, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”), using the modified retrospective method. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the employee requisite service period.

For the three-month periods ended March 31, 2007 and 2006, stock-based compensation cost totaled $848 and $1,087, respectively. For the six-month periods ended March 31, 2007 and 2006, stock-based compensation cost totaled $1,720 and $2,448, respectively. The associated future income tax benefit recognized was $331 and $424 for the three-month periods ended March 31, 2007 and 2006, respectively, and was $671 and $955 for the six-month periods ended March 31, 2007 and 2006, respectively.

The amount of cash received from the exercise of stock options was $3,659 and $1,095 for the three-month periods ended March 31, 2007 and 2006, respectively and $5,780 and $1,421 for the six-month periods ended March 31, 2007 and 2006, respectively. In connection with these exercises, the tax benefits realized by the Company were $1,335 and $429 for the three-month periods ended March 31, 2007 and 2006, respectively, and $2,232 and $710 for the six-month periods ended March 31, 2007 and 2006, respectively.

The transactions for shares under options for the six-months ended March 31, 2007 were as follows:

			Weighted-
			average	Aggregate
		Weighted-average	remaining	intrinsic
	Shares	exercise price	contractual term	value
Outstanding, September 30, 2006	2,529,451	$28.75
Granted	392,650	40.59
Exercised	(287,177)	19.85
Expired or forfeited	(16,316)	31.17
Outstanding, March 31, 2007	2,618,608	$31.49	7.2	$24,119
Exercisable, March 31, 2007	822,143	$23.49	5.3	$14,145
Shares reserved for future options	2,120,629

The weighted-average grant date fair value of options granted for the six-month periods ended March 31, 2007 and 2006 was $12.29 and $9.47, respectively. The fair value of shares earned was $1,481 and $915, during the three-month periods ended March 31, 2007 and 2006, respectively, and $3,301 and $3,594 during the six-month periods ended March 31, 2007 and 2006, respectively. The intrinsic value of options (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during the six-month periods ended March 31, 2007 and 2006 was $5,742 and $1,887, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Dollar amounts in thousands, except per share data)

Note 3. Share-Based Payments (continued)

The transactions for non-vested shares for the six months ended March 31, 2007 were as follows:

		Weighted-average
		grant-date
Non-vested shares	Shares	fair value
Non-vested at September 30, 2006	1,814,878	$9.84
Granted	392,650	12.29
Vested	(395,163)	8.35
Expired or forfeited	(15,900)	9.63
Non-vested at March 31, 2007	1,796,465	$10.70

As of March 31, 2007 the total unrecognized compensation cost related to non-vested stock options was approximately $7,157. This cost is expected to be recognized over a weighted-average period of 3.9 years in accordance with the vesting periods of the options.

As of October 1, 2005, the fair value of each option grant is estimated on the date of grant using a binomial lattice valuation model. The following table indicates the assumptions used in estimating fair value for the six-month periods ended March 31, 2007 and 2006.

	Six Months Ended
	March 31,
	2007	2006
Expected volatility	24.0%	24.0%
Dividend yield	.6%	.6%
Average risk free interest rate	4.7%	4.4%
Average expected term (years)	6.3	5.5

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

In the first quarter of fiscal 2007, 15,209 shares of restricted stock were granted to certain employees. The shares generally vest based upon certain service and performance criteria. The unrecognized compensation cost related to the unvested shares was approximately $361 at March 31, 2007.

Under the Company’s Director Fee Plan, directors who are not also officers of the Company each receive, as an annual retainer fee, either cash or shares of the Company's Class A Common Stock equivalent to $30. Where the annual retainer fee is provided in shares, each director may elect to be paid these shares on a current basis or have such shares credited to a deferred stock account as phantom stock, with such shares to be paid to the director subsequent to leaving the Board. Directors may also elect to receive the common stock equivalent of meeting fees credited to a deferred stock account. The value of deferred shares is recorded in other liabilities. A total of 49,569 shares had been deferred under the Director Fee Plan at March 31, 2007. Directors who are not also officers of the Company each receive an annual stock-based grant (non-statutory stock options, stock appreciation rights and/or restricted shares) with a value of $50 in fiscal 2007 and $40 in fiscal 2006. A total of 22,300 stock options have been granted under the plan, all of which were outstanding and unvested at March 31, 2007. Additionally, 13,200 shares of restricted stock have been granted under the plan, all of which are unvested at March 31, 2007. A total of 500,000 shares have been authorized to be issued under the Director Fee Plan.

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

Note 5. Earnings Per Share

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2007	2006	2007	2006

Net income	$18,501	$16,852	$32,472	$29,759

Weighted-average common shares outstanding	31,733,347	32,087,041	31,699,731	32,063,349
Dilutive securities, primarily stock options	135,651	206,038	184,776	263,975
Diluted weighted-average common shares outstanding	31,868,998	32,293,079	31,884,507	32,327,324

Basic earnings per share	$.58	$.53	$1.02	$.93
Diluted earnings per share	$.58	$.52	$1.02	$.92

Note 6. Comprehensive Income

Comprehensive income consists of net income adjusted for changes, net of the related income tax effect, in cumulative foreign currency translation, the fair value of derivatives, unrealized investment gains and losses and minimum pension liability. For the three-months ended March 31, 2007 and 2006, comprehensive income was $20,091 and $18,717, respectively.  For the six-months ended March 31, 2007 and 2006, comprehensive income was $38,805 and $29,306, respectively.

Note 7. Inventories:

Inventories consisted of the following:

	March 31, 2007	September 30, 2006

Materials and finished goods	$86,030	$79,715
Labor and overhead in process	7,493	5,700
	$93,523	$85,415

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

Information about the Company's segments follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Sales to external customers:
Memorialization:
Bronze	$56,159	$53,138	$106,587	$101,822
Casket	58,845	55,204	112,668	103,398
Cremation	6,661	6,672	13,295	12,382
	121,665	115,014	232,550	217,602
Brand Solutions:
Graphics Imaging	36,890	34,258	70,641	67,548
Marking Products	14,097	13,027	27,777	25,288
Merchandising Solutions	30,327	18,769	47,435	40,739
	81,314	66,054	145,853	133,575

	$202,979	$181,068	$378,403	$351,177
Operating profit:
Memorialization:
Bronze	$15,899	$15,025	$27,525	$26,951
Casket	5,577	6,909	11,488	10,497
Cremation	1,215	1,115	1,991	1,688
	22,691	23,049	41,004	39,136
Brand Solutions:
Graphics Imaging	3,335	4,064	5,525	7,618
Marking Products	2,083	2,421	4,469	4,356
Merchandising Solutions	3,536	(473)	4,831	369
	8,954	6,012	14,825	12,343

	$31,645	$29,061	$55,829	$51,479

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Dollar amounts in thousands, except per share data)

Note 9. Debt

The Company has a Revolving Credit Facility with a syndicate of financial institutions. On March 30, 2007, the maximum amount of borrowings available under the facility was increased from $150,000 to $175,000 in accordance with the terms of the facility. Borrowings under the amended facility, which is scheduled to mature on April 30, 2009, bear interest at LIBOR plus a factor ranging from .50% to 1.00% based on the Company’s leverage ratio. The leverage ratio is defined as net indebtedness divided by EBITDA (earnings before interest, taxes, depreciation and amortization). The Company is required to pay an annual commitment fee ranging from .20% to .30% (based on the Company’s leverage ratio) of the unused portion of the facility. The Revolving Credit Facility requires the Company to maintain certain leverage and interest coverage ratios. A portion of the facility (not to exceed $10,000) is available for the issuance of trade and standby letters of credit. As of March 31, 2007 outstanding borrowings on the Revolving Credit Facility were $137,500. The weighted-average interest rate on outstanding borrowings at March 31, 2007 and 2006 was 5.14% and 4.45%, respectively.

In April 2004, the Company entered into an interest rate swap that fixed, for a five-year period, the interest rate on borrowings in an initial amount of $50,000. The interest rate was fixed at 2.66% plus a factor based on the Company’s leverage ratio (the factor was .50% at March 31, 2007). The interest rate swap was designated as a cash flow hedge of the future variable interest payments under the Revolving Credit Facility which are considered probable of occurring. Based on the Company’s assessment, all of the critical terms of the hedge matched the underlying terms of the hedged debt and related forecasted interest payments and as such, these hedges were considered effective. Equal quarterly principal payments of $2,500 plus interest are due on this $50,000 borrowing until its maturity in April 2009.

Effective September 30, 2005, the Company entered into an interest rate swap that fixed, for the period through the maturity of the Revolving Credit Facility, the interest rate on additional borrowings in an initial amount of $50,000. The interest rate was fixed at 4.14% plus a factor based on the Company’s leverage ratio (the factor was .50% at March 31, 2007). The interest rate swap was designated as a cash flow hedge of the future variable interest payments under the Revolving Credit Facility, which are considered probable of occurring. Based on the Company’s assessment, all of the critical terms of the hedge match the underlying terms of the hedged debt and related forecasted interest payments and as such, these hedges are considered effective. Equal quarterly principal payments of $3,333 plus interest are due on this $50,000 portion of the borrowing until its maturity in April 2009.

The fair value of the interest rate swaps reflected an unrealized gain of $996 ($608 after tax) at March 31, 2007 that is included in shareholders’ equity as part of accumulated other comprehensive income. Assuming market rates remain constant with the rates at March 31, 2007, approximately $292 of the $608 gain included in accumulated other comprehensive income is expected to be recognized in earnings as an adjustment to interest expense over the next twelve months.

The Company, through its wholly-owned subsidiary, Matthews International GmbH (“MIGmbH”), has a credit facility with a bank for borrowings up to 10.0 million Euros. At March 31, 2007, outstanding borrowings under the credit facility totaled 8.5 million Euros ($11,354). The weighted-average interest rate on outstanding borrowings of MIGmbH at March 31, 2007 and 2006 was 4.0% and 3.07%, respectively.

The Company, through its wholly-owned subsidiary, Caggiati S.p.A., has several loans with various Italian banks. Outstanding borrowings on these loans totaled 7.5 million Euros ($10,076) at March 31, 2007. Caggiati S.p.A. also has three lines of credit totaling 8.4 million Euros ($11,181) with the same Italian banks. Outstanding borrowings on these lines were 120,500 Euros ($161) at March 31, 2007. The weighted-average interest rate on outstanding borrowings of Caggiati S.p.A. at March 31, 2007 and 2006 was 3.26% and 3.12%, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Dollar amounts in thousands, except per share data)

Note 10. Pension and Other Postretirement Benefit Plans

The Company provides defined benefit pension and other postretirement plans to certain employees. The following represents the net periodic pension and other postretirement benefit cost for the plans:

	Pension		Other Postretirement
Three months ended March 31,	2007	2006	2007	2006

Service cost	$1,003	$1,037	$133	$158
Interest cost	1,640	1,487	297	307
Expected return on plan assets	(1,612)	(1,708)	-	-
Amortization:
Prior service cost	3	(4)	(322)	(322)
Net actuarial loss	385	373	72	161
Net benefit cost	1,419	1,185	$180	$304

	Pension		Other Postretirement
Six months ended March 31,	2007	2006	2007	2006

Service cost	$2,006	$2,164	$266	$316
Interest cost	3,280	2,962	594	614
Expected return on plan assets	(3,224)	(3,416)	-	-
Amortization:
Prior service cost	6	(8)	(644)	(644)
Net actuarial loss	770	872	144	322
Net benefit cost	$2,838	$2,574	$360	$608

Benefit payments under the Company’s principal retirement plan are made from plan assets, while benefit payments under the supplemental retirement plan and postretirement benefit plan are funded from the Company’s operating funds. Under IRS regulations, the Company is not required to make any significant contributions to its principal retirement plan in fiscal 2007. As of March 31, 2007, contributions of $148 and $571 have been made under the supplemental retirement plan and postretirement plan, respectively. The Company currently anticipates contributing an additional $329 and $441 under the supplemental retirement plan and postretirement plan, respectively, for the remainder of fiscal 2007.

Note 11. Acquisitions

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

On February 23, 2006, the Company acquired The Doyle Group (“Doyle”), a provider of reprographic services to the packaging industry, located in Oakland, California. The transaction was structured as an asset purchase. The excess of purchase price over the fair market value of net assets acquired was allocated to goodwill. The acquisition was intended to expand the Company’s graphics business in the Western United States.

In December 2006, the Company paid additional purchase consideration under the terms of the Milso Industries acquisition agreement. In October 2005, the Company paid for the acquisition of an additional 30% interest in S+T Gesellschaft fur Reprotechnik GmbH.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Dollar amounts in thousands, except per share data)

Note 12. Goodwill and Other Intangible Assets

Goodwill related to business combinations is not amortized but is subject to annual review for impairment. In general, when the carrying value of a reporting unit exceeds its implied fair value, an impairment loss must be recognized. For purposes of testing for impairment the Company uses a combination of valuation techniques, including discounted cash flows. Intangible assets are amortized over their estimated useful lives unless such lives are considered to be indefinite. A significant decline in cash flows generated from these assets may result in a write-down of the carrying values of the related assets. The Company performed its annual impairment review in the second quarter of fiscal 2007 and determined that no additional adjustments to the carrying values of goodwill were necessary at March 31, 2007.

Changes to goodwill, net of accumulated amortization, for the six months ended March 31, 2007, were as follows.

				Graphics	Marking	Merchandising
	Bronze	Casket	Cremation	Imaging	Products	Solutions	Consolidated

Balance at September 30, 2006	$74,178	$115,982	$6,536	$86,269	$5,213	$9,947	$298,125
Additions during period	-	885	-	861	-	-	1,746
Translation and other adjustments	1,341	-	-	3,866	-	-	5,207
Balance at March 31, 2007	$75,519	$116,867	$6,536	$90,996	$5,213	$9,947	$305,078

The additions to Graphics Imaging goodwill relate to additional consideration paid in accordance with the purchase agreement related to a European Graphics business. The additions to Casket goodwill relate primarily to additional consideration paid in accordance with the acquisition of Royal Casket.

The following tables summarize the carrying amounts and related accumulated amortization for intangible assets as of March 31, 2007 and September 30, 2006, respectively.

	Carrying	Accumulated
	Amount	Amortization		Net
March 31, 2007:
Trade names	$24,370	$	- *	$24,370
Customer relationships	21,007		(3,326)	17,681
Copyrights/patents/other	6,246		(2,994)	3,252
	$51,623		$(6,320)	$45,303

September 30, 2006:
Trade names	$24,003	$	- *	$24,003
Customer relationships	20,900		(2,714)	18,186
Copyrights/patents/other	5,322		(2,546)	2,776
	$50,225		$(5,260)	$44,965
* Not subject to amortization

The increase in intangible assets during the six-months ended March 31, 2007 was due to the addition of intellectual property in the Bronze and Marking Products segments and the impact of fluctuations in foreign currency exchange rates on intangible assets denominated in foreign currencies, offset by additional amortization.

Amortization expense on intangible assets was $421 and $545 for the three-month periods ended March 31, 2007 and 2006, respectively. For the six-month periods ended March 31, 2007 and 2006, amortization expense was $1,048 and $1,090, respectively. Amortization expense is estimated to be $1,908 in 2007, $1,996 in 2008, $1,934 in 2009, $1,694 in 2010 and $1,662 in 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Dollar amounts in thousands, except per share data)

Note 13. Accounting Pronouncements

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” which amends SFAS 87, 88, 106 and 132(R). In February 2007, the FASB issued FSP FAS 158-1 providing additional guidance to Statement 158. SFAS No. 158 requires employers to recognize the over-funded or under-funded status of defined benefit postretirement plans on the balance sheet and to recognize the corresponding adjustment in other comprehensive income. In addition, the statement requires recognition in other comprehensive income of gains or loss and prior service costs or credits that are not included as components of periodic benefit expense. These provisions of the statement are effective for public companies for fiscal years ending after December 15, 2006.  Accordingly, the Company will adopt this provision of SFAS No. 158 prospectively for the year-end financial statements dated September 30, 2007.  If the Company had adopted SFAS No. 158 as of September 30, 2006, the liability for pension and postretirement benefits would have increased approximately $10,000, deferred tax assets would have increased approximately $3,900 and equity (other accumulated comprehensive income) would have decreased by approximately $6,100.

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

Results of Operations:

The following table sets forth certain income statement data of the Company expressed as a percentage of net sales for the periods indicated.

	Six months ended		Years ended
	March 31,		September 30,
	2007	2006	2006	2005
Sales	100.0%	100.0%	100.0%	100.0%
Gross profit	36.8%	36.5%	38.0%	34.9%
Operating profit	14.8%	14.7%	15.9%	15.4%
Income before taxes	13.8%	13.6%	14.7%	14.5%
Net income	8.6%	8.5%	9.3%	9.1%

Results of Operations:

Sales for the six months ended March 31, 2007 were $378.4 million, compared to $351.2 million for the six months ended March 31, 2006. The increase reflected higher sales in all of the Company’s six segments, and included the effect of higher foreign currency values against the U.S. dollar. These increases were offset by lower sales volume in the Graphics Imaging segment. For the six months ended March 31, 2007, changes in foreign currency values against the U.S. dollar had a favorable impact of approximately $6.8 million on the Company’s consolidated sales compared to the six months ended March 31, 2006.

In the Memorialization businesses, Bronze segment sales for the first six months of fiscal 2007 were $106.6 million compared to $101.8 million for the first six months of fiscal 2006. The increase primarily reflected higher selling prices and increases in the value of foreign currencies against the U.S. dollar, partially offset by a decline in the volume of memorial products and lower mausoleum sales. The higher selling prices were generally related to increases in the cost of bronze ingot. Sales for the Casket segment were $112.7 million for the first six months of fiscal 2007 compared to $103.4 million for the same period in fiscal 2006. The increase reflected higher unit volume in territories served by Company-owned distribution, offset partially by lower unit volume in certain of the territories served through independent distributors. Sales for the Cremation segment were $13.3 million for the first half of fiscal 2007 compared to $12.4 million for the same period a year ago. The increase primarily reflected higher sales of cremation equipment and cremation caskets. In the Company’s Brand Solutions businesses, sales for the Graphics Imaging segment in the first half of fiscal 2007 were $70.6 million, compared to $67.5 million for the same period a year ago. The increase primarily reflected an increase in the value of foreign currencies against the U.S. dollar and higher sales in the German markets, partially offset by lower sales in the U.S. and U.K. markets. However, sales in the U.S. market during the second quarter of fiscal 2007 were slightly higher than in the second quarter of fiscal 2006. Marking Products segment sales for the six months ended March 31, 2007 were $27.8 million, compared to $25.3 million for the first six months of fiscal 2006. The increase primarily reflected higher domestic and international sales volume and an increase in the value of the foreign currencies against the U.S. dollar. Sales for the Merchandising Solutions segment were $47.4 million for the first half of fiscal 2007, compared to $40.7 million for the same period a year ago. The increase is attributable to a significant promotional program for one of the segment’s customers.

Gross profit for the six months ended March 31, 2007 was $139.1 million, compared to $128.1 million for the six months ended March 31, 2006. Consolidated gross profit as of percent of sales increased from 36.5% for the first half of fiscal 2006 to 36.8% for the first six months of fiscal 2007. The increase in consolidated gross profit primarily reflected the impact of higher sales, higher foreign currency values against the U.S. dollar, productivity improvements in the Merchandising Solutions segment and the Casket segment’s manufacturing facility in Mexico, and other manufacturing and cost reduction initiatives. These gains were partially offset by the impact of lower sales in the U.K. graphics market and the higher cost of bronze ingot in fiscal 2007 compared to fiscal 2006.

Selling and administrative expenses for the six months ended March 31, 2007 were $83.3 million, compared to $76.7 million for the first half of fiscal 2006. Consolidated selling and administrative expenses as a percent of sales were 22.0% for the six months ended March 31, 2007, compared to 21.8% for the same period last year. The increases in costs and percentage of sales primarily resulted from the expansion of the Casket segment’s distribution capabilities and a provision for earn-out payments under the Milso Industries (“Milso”) acquisition-related agreements.

Operating profit for the six months ended March 31, 2007 was $55.8 million, compared to $51.5 million for the six months ended March 31, 2006. The increase reflected higher operating income in five of the Company’s six operating segments. Bronze segment operating profit for the first half of fiscal 2007 was $27.5 million, compared to $26.9 million for the same period in fiscal 2006. The increase reflected the impact of higher sales and an increase in the value of foreign currencies against the U.S. dollar. Bronze segment operating profit for the first six months of fiscal 2007 was slightly higher compared to the same period in fiscal 2006 with operating profit as a percentage of sales lower than a year ago. The reduction in operating margin is directly attributable to the increase in bronze metal costs. Operating profit for the Casket segment for the first six months of fiscal 2007 was $11.5 million, compared to $10.5 million for the first half of fiscal 2006. The increase resulted from higher sales and productivity improvements in the segment’s manufacturing facility in Mexico, partially offset by an accrual related to the Milso earn-out and additional selling and administrative costs related to the expansion of the segment’s distribution capabilities in certain territories. The Casket segment’s operating profit for the second quarter of fiscal 2007 was $5.6 million, compared to $6.9 million for the second quarter of fiscal 2006. The decrease in profitability primarily reflected the continuing investment in distribution capabilities. Cremation segment operating profit for the six months ended March 31, 2007 was $2.0 million, compared $1.7 million for the same period a year ago. The increase primarily reflected the impact of higher sales. The Graphics Imaging segment operating profit for the six months ended March 31, 2007 was $5.5 million, compared to $7.6 million for the six months ended March 31, 2006. The decrease primarily reflected the impact of lower sales in the U.K. market, partially offset by higher foreign currency values against the U.S. dollar. Operating profit for the Marking Products segment for the first six months of fiscal 2007 was $4.5 million, compared to $4.4 million for the same period a year ago. The increase primarily reflected the impact of higher sales, partially offset by higher overhead costs during fiscal 2007. The Merchandising Solutions segment operating profit was $4.8 million for the six months ended March 31, 2007, compared to $369,000 for the same period in fiscal 2006. The increase primarily reflected the effects of the segment’s facilities consolidation program and the impact of higher sales attributable to a significant promotional program by one of the segment’s customers. For the six months ended March 31, 2007, changes in foreign currency values against the U.S. dollar had a favorable impact of approximately $1.2 million on the Company’s consolidated operating profit compared to the six months ended March 31, 2006.

Investment income for the six months ended March 31, 2007 was $850,000, compared to $571,000 for the six months ended March 31, 2006. The increase reflected higher average levels of invested funds and higher rates of return. Interest expense for the first half of fiscal 2007 was $3.7 million, compared to $3.0 million for the same period last year. The increase in interest expense primarily reflected a higher average level of debt and higher average interest rates during the fiscal 2007 six-month period compared to the same period in fiscal 2006.

Other income (deductions), net, for the six months ended March 31, 2007 represented an increase in pre-tax income of $210,000, compared to a reduction in pre-tax income of $51,000 for the same period last year. Minority interest deduction was $1.1 million for the first half of fiscal 2007, compared to $1.3 million for the same period in fiscal 2006. The reduction reflected the Company’s purchase of the remaining ownership interest in one of its less than wholly-owned German subsidiaries in September 2006.

The Company's effective tax rate for the six months ended March 31, 2007 was 37.6%, which is equivalent to the effective tax rate for the first six months of fiscal 2006, but is higher than the effective tax rate of 37.0% for the full fiscal year ended September 30, 2006. The fiscal 2006 full year effective tax rate reflected the favorable tax impact from the sale of property in the fourth quarter. The difference between the Company's effective tax rate and the Federal statutory rate of 35.0% primarily reflected the impact of state and foreign income taxes.

Goodwill:

Goodwill related to business combinations is not amortized, but is subject to annual review for impairment. In general, when the carrying value of a reporting unit exceeds its implied fair value, an impairment loss must be recognized. For purposes of testing for impairment, the Company uses a combination of valuation techniques, including discounted cash flows. The Company performed its annual impairment review in the second quarter of fiscal 2007 and determined that no additional adjustments to the carrying values of goodwill were necessary at March 31, 2007.

Liquidity and Capital Resources:

Net cash provided by operating activities was $26.8 million for the six months ended March 31, 2007, compared to $23.1 million for the first six months of fiscal 2006. Operating cash flow for both periods primarily reflected net income adjusted for non-cash charges (depreciation, amortization, stock-based compensation expense and an increase in minority interest), partially offset by working capital changes. Working capital changes during both periods primarily reflected the payment of year end bonus accruals and an increase in inventory resulting from the expansion of the Company’s casket distribution capabilities.

Cash used in investing activities was $15.7 million for the six months ended March 31, 2007, compared to $37.4 million for the six months ended March 31, 2006. Investing activities for the first six months of fiscal 2007 primarily included capital expenditures of $10.7 million, acquisition-related payments of $8.4 million and proceeds from the disposal of assets of $3.8 million. Investing activities for the first six months of fiscal 2006 primarily included capital expenditures of $7.5 million and acquisition-related payments of $29.9 million.

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

Cash provided by financing activities for the six months ended March 31, 2007 was $1.1 million, reflecting net borrowings of long-term debt of $10.2 million, purchases of treasury stock of $11.9 million, proceeds of $5.8 million from the sale of treasury stock (stock option exercises), a tax benefit of $1.5 million from exercised stock options, payment of dividends of $3.5 million to the Company's shareholders and distributions of $895,000 to minority interests. Cash provided by financing activities for the six months ended March 31, 2006 was $12.1 million, reflecting net borrowings of long-term debt of $17.3 million, proceeds of $1.4 million from the sale of treasury stock (stock option exercises), a tax benefit of $506,000 from exercised stock options, payment of dividends of $3.2 million to the Company's shareholders and distributions of $3.9 million to minority interests.

The Company has a Revolving Credit Facility with a syndicate of financial institutions. On March 30, 2007, the maximum amount of borrowings available under the facility was increased from $150.0 million to $175.0 million in accordance with the terms of the facility. Borrowings under the amended facility, which is scheduled to mature on April 30, 2009, bear interest at LIBOR plus a factor ranging from .50% to 1.00% based on the Company’s leverage ratio. The leverage ratio is defined as net indebtedness divided by EBITDA (earnings before interest, taxes, depreciation and amortization). The Company is required to pay an annual commitment fee ranging from .20% to .30% (based on the Company’s leverage ratio) of the unused portion of the facility. The Revolving Credit Facility requires the Company to maintain certain leverage and interest coverage ratios. A portion of the facility (not to exceed $10.0 million) is available for the issuance of trade and standby letters of credit. Outstanding borrowings on the Revolving Credit Facility at March 31, 2007 were $137.5 million. The weighted-average interest rate on outstanding borrowings at March 31, 2007 and 2006 was 5.14% and 4.45%, respectively.

In April 2004, the Company entered into an interest rate swap that fixed, for a five-year period, the interest rate on borrowings in an initial amount of $50.0 million. The interest rate was fixed at 2.66% plus a factor based on the Company’s leverage ratio (the factor was .50% at March 31, 2007). The interest rate swap was designated as a cash flow hedge of the future variable interest payments under the Revolving Credit Facility which are considered probable of occurring. Based on the Company’s assessment, all of the critical terms of the hedge matched the underlying terms of the hedged debt and related forecasted interest payments and as such, these hedges were considered highly effective. Equal quarterly principal payments of $2.5 million plus interest are due on this $50.0 million borrowing until its maturity in April 2009.

Effective September 30, 2005, the Company entered into an additional interest rate swap that fixed, for the period through maturity of the Revolving Credit Facility, the interest rate on additional borrowings in an initial amount of $50.0 million. The interest rate was fixed at 4.14% plus a factor based on the Company’s leverage ratio (the factor was .50% at March 31, 2007). The interest rate swap was designated as a cash flow hedge of the future variable interest payments under the Revolving Credit Facility which are considered probable of occurring. Based on the Company’s assessment, all of the critical terms of the hedge match the underlying terms of the hedged debt and related forecasted interest payments and as such, these hedges were considered highly effective. Equal quarterly principal payments of $3.3 million plus interest are due on this $50.0 million borrowing until its maturity in April 2009.

The fair value of the interest rate swaps reflected an unrealized gain of $1.0 million ($608,000 after tax) at March 31, 2007 that is included in equity as part of accumulated other comprehensive income. Assuming market rates remain constant with the rates at March 31, 2007, approximately $292,000 of the $608,000 gain included in accumulated other comprehensive income is expected to be recognized in earnings as an adjustment to interest expense over the next twelve months.

The Company, through its wholly-owned subsidiary, Matthews International GmbH (“MIGmbH”), has a credit facility with a bank for borrowings up to 10.0 million Euros. At March 31, 2007, outstanding borrowings under the credit facility totaled 8.5 million Euros ($11.4 million). The weighted-average interest rate on outstanding MIGmbH related borrowings at March 31, 2007 and 2006 was 4.00% and 3.07%, respectively.

The Company, through its wholly-owned subsidiary, Caggiati S.p.A., has several loans with various Italian banks. Outstanding borrowings on these loans totaled 7.5 million Euros ($10.1 million) at March 31, 2007. Caggiati S.p.A. also has three lines of credit totaling approximately 8.4 million Euros ($11.2 million) with the same Italian banks. Outstanding borrowings on these lines were 120,500 Euros ($161,000) at March 31, 2007. The weighted-average interest rate on outstanding borrowings of Caggiati S.p.A. at March 31, 2007 and 2006 was 3.26% and 3.12%, respectively.

The Company has a stock repurchase program, which was initiated in 1996. Under the program, the Company's Board of Directors had authorized the repurchase of a total of 10,000,000 shares (adjusted for stock splits) of Matthews common stock, of which 9,486,846 shares have been repurchased as of March 31, 2007. On April 20, 2007, the Company announced that its Board of Directors authorized the continuance of the repurchase program and increased the total authorization for stock repurchase to 12,500,000 shares. The buy-back program is designed to increase shareholder value, enlarge the Company's holdings of its common stock, and add to earnings per share. Repurchased shares may be retained in treasury, utilized for acquisitions, or reissued to employees or other purchasers, subject to the restrictions of the Company’s Articles of Incorporation.

Consolidated working capital of the Company was $145.8 million at March 31, 2007, compared to $105.6 million at September 30, 2006. Cash and cash equivalents were $43.5 million at March 31, 2007, compared to $29.7 million at September 30, 2006. The Company's current ratio was 2.2 at March 31, 2007, compared to 1.8 at September 30, 2006.

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

At March 31, 2007, an accrual of $9.4 million was recorded for environmental remediation (of which $924,000 has been classified in other current liabilities), representing management's best estimate of the probable and reasonably estimable costs of the Company's known remediation obligations. The accrual, which reflects previously established reserves assumed with the acquisition of York and additional reserves recorded as a purchase accounting adjustment, does not consider the effects of inflation and anticipated expenditures are not discounted to their present value. While final resolution of these contingencies could result in costs different than current accruals, management believes the ultimate outcome will not have a significant effect on the Company's consolidated results of operations or financial position.

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

On February 23, 2006, the Company acquired The Doyle Group (“Doyle”), a provider of reprographic services to the packaging industry, located in Oakland, California. The transaction was structured as an asset purchase. The excess of purchase price over the fair market value of net assets acquired was allocated to goodwill. The acquisition was intended to expand the Company’s graphics business in the Western United States.

In December 2006, the Company paid additional purchase consideration under the terms of the Milso Industries acquisition agreement. In October 2006, the Company paid for the acquisition of an additional 30% interest in S+T Gesellschaft fur Reprotechnik GmbH.

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

Significant factors impacting the Company’s fiscal 2007 financial results included the cost of bronze ingot, recent actions in the casket business relating to manufacturing capacity and product distribution, and continuing weakness in the U.K. graphics market. As a result of these factors, the predictability of near-term earnings has become more difficult.

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

LONG-TERM CONTRACTUAL OBLIGATIONS AND COMMITMENTS:

The following table summarizes the Company’s contractual obligations at March 31, 2007, and the effect such obligations are expected to have on its liquidity and cash flows in future periods.

	Payments due in fiscal year:
		2007			After
	Total	Remainder	2008 to 2009	2010 to 2011	2012
Contractual Cash Obligations:	(Dollar amounts in thousands)
Revolving credit facilities	$148,854	$11,667	$137,187	$-	$-
Notes payable to banks	10,076	660	2,739	2,739	3,938
Short-term borrowings	188	188	-	-	-
Capital lease obligations	1,103	398	682	23	-
Non-cancelable operating leases	30,112	4,284	12,585	7,345	5,898

Total contractual cash obligations	$190,333	$17,197	$153,193	$10,107	$9,836

A significant portion of the loans included in the table above bear interest at variable rates. At March 31, 2007, the weighted-average interest rate was 5.14% on the Company’s domestic Revolving Credit Facility, 4.0% on the credit facility through the Company’s wholly-owned German subsidiary, and 3.26% on bank loans to the Company’s wholly-owned subsidiary, Caggiati S.p.A.

Benefit payments under the Company’s principal retirement plan are made from plan assets, while benefit payments under the supplemental retirement plan and postretirement benefit plan are funded from the Company’s operating cash. The Company does not currently expect to make any significant contributions to its principal retirement plan in fiscal 2007. As of March 31, 2007, contributions of $148,000 and $571,000 have been made under the supplemental retirement plan and postretirement plan, respectively. The Company currently anticipates contributing an additional $329,000 and $441,000 under the supplemental retirement plan and postretirement plan, respectively, for the remainder of fiscal 2007.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” which amends SFAS 87, 88, 106 and 132(R). In February 2007, the FASB issued FSP FAS 158-1 providing additional guidance to Statement 158. SFAS No. 158 requires employers to recognize the over-funded or under-funded status of defined benefit postretirement plans on the balance sheet and to recognize the corresponding adjustment in other comprehensive income. In addition, the statement requires recognition in other comprehensive income of gains or loss and prior service costs or credits that are not included as components of periodic benefit expense. These provisions of the statement are effective for public companies for fiscal years ending after December 15, 2006.  Accordingly, the Company will adopt this provision of SFAS No. 158 prospectively for the year-end financial statements dated September 30, 2007.  If the Company had adopted SFAS No. 158 as of September 30, 2006, the liability for pension and postretirement benefits would have increased approximately $10.0 million deferred tax assets would have increased approximately $3.9 million and equity (other accumulated comprehensive income) would have decreased by approximately $6.1 million.

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

Interest Rates - The Company’s most significant long-term debt instrument is the domestic Revolving Credit Facility which bears interest at variable rates based on LIBOR. In April 2004, the Company entered into an interest rate swap that fixed, for a five-year period, the interest rate on borrowings in an initial amount of $50.0 million ($22.5 million outstanding at March 31, 2007). The interest rate was fixed at 2.66% plus a factor based on the Company’s leverage ratio (the factor was .50% at March 31, 2007). The interest rate swap was designated as a cash flow hedge of the future variable interest payments under the Revolving Credit Facility which are considered probable of occurring. Effective September 30, 2005, the Company entered into an additional interest rate swap that fixed, for the period through the maturity of the Revolving Credit Facility, the interest rate on the additional borrowings in an initial amount of $50.0 million ($30.0 million outstanding at March 31, 2007). The interest rate was fixed at 4.14% plus a factor based on the Company’s leverage ratio (the factor was .50% at March 31, 2007). The interest rate swap was designated as a cash flow hedge of the future variable interest payments under the Revolving Credit Facility which are considered probable of occurring. The fair value of the interest rate swaps reflected an unrealized gain of $1.0 million ($608,000 after tax) at March 31, 2007, that is included in equity as part of accumulated other comprehensive income. A decrease of 10% in market interest rates (i.e. a decrease from 3.5% to 3.15%) would result in a decrease of approximately $179,000 in the fair value of the interest rate swaps.

Commodity Price Risks - In the normal course of business, the Company is exposed to commodity price fluctuations related to the purchases of certain materials and supplies (such as bronze ingot, steel and wood) used in its manufacturing operations. The Company obtains competitive prices for materials and supplies when available.

Foreign Currency Exchange Rates - The Company is subject to changes in various foreign currency exchange rates, including the Euro, the British Pound, Canadian dollar, Australian dollar and Swedish Krona, in the conversion from local currencies to the U.S. dollar of the reported financial position and operating results of its non-U.S. based subsidiaries. An adverse change of 10% in exchange rates would have resulted in a decrease in sales of $8.7 million and a decrease in operating income of $1.1 million for the six months ended March 31, 2007.

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

There have been no changes in the Company’s internal controls over financial reporting that occurred during the fiscal quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

In March 2007, the Superior Court of Pennsylvania circulated a Decision and Order dismissing the appeal filed by the defendants and concluding that the evidence of record established reasonable grounds to sustain the injunction against Batesville and the individual shareholders of Yorktowne based on their intentional interference with the distributor agreement between York and Yorktowne. As a result of the favorable Superior Court ruling, the preliminary injunction issued on November 9, 2005 remained in force through the expiration of the distributor agreement on April 15, 2007. However, it is possible that the defendants may attempt once again to pursue additional appellate remedies.

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

In March 2007, Harry Pontone and Scott Pontone filed a Complaint in the Supreme Court of the State of New York County of New York with respect to their employment agreements, including the earn-out provisions which provide for a potential payment of up to $8 million.

It is possible that resolution of the foregoing matters, individually or in the aggregate, could be unfavorable and material to the business, financial position, result of operations or cash flow of the Company. The Company intends to vigorously defend against the allegations set forth in the pending matters and the Company does not presently believe that the ultimate resolution will have a material adverse impact on the Company.

Item 2. Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Stock Repurchase Plan

The Company has a stock repurchase program, which was initiated in 1996. Under the program, the Company's Board of Directors had authorized the repurchase of a total of 10,000,000 shares (adjusted for stock splits) of Matthews common stock, of which 9,486,846 shares have been repurchased as of March 31, 2007. All purchases of the Company’s common stock during the first six months of fiscal 2007 were part of the repurchase program.

The following table shows the monthly fiscal 2007 stock repurchase activity:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced plan	Maximum number of shares that may yet be purchased under the plan (1)

October 2006	-	-	-	864,854
November 2006	60,000	$38.00	60,000	804,854
December 2006	-	-	-	804,854
January 2007	11,500	39.64	11,500	793,354
February 2007	8,300	40.30	8,300	785,054
March 2007	271,900	39.54	271,900	513,154
Total	351,700	$39.30	351,700

(1) In April 2007, the Company’s Board of Directors authorized the purchase of an additional 2,500,000 shares of Matthews common stock, bringing the total authorization for stock repurchases to 12,500,000 shares.

 Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of the Shareholders of Matthews International Corporation was held on February 15, 2007. A total of 31,703,347 shares of Class A Common Stock were eligible to vote at such meeting.

The matters voted upon at such meeting were as follows:

    1. Election of Directors:

The following individuals were nominated for election to the Board of Directors for a term expiring at the Annual Meeting of Shareholders in the year indicated.

	Term		Votes
Nominee	Expiration	Votes For	Withheld
David J. DeCarlo	2010	19,247,172	8,746,614
John P. O’Leary, Jr.	2010	21,380,536	6,613,250

The nominations were made by the Board of Directors and no other nominations were made by any shareholder. The nominees had currently been members of the Board of Directors at the date of the Annual Meeting.

The terms of the following additional directors continued after the meeting: D.M. Kelly, R.G. Neubert, J.D. Turner, J.C. Bartolacci, G. R. Mahone, and W.J. Stallkamp.

2.	Selection of Auditors:

   The shareholders voted to ratify the appointment by the Audit Committee of the Board of Directors of PricewaterhouseCoopers LLP as independent registered public accountants to audit the records of the Company for the fiscal year ending September 30, 2007.

Votes For	Votes Against	Votes Abstained
27,732,542	242,315	18,929

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit
	No.	Description
	31.1	Certification of Principal Executive Officer for Joseph C. Bartolacci
	31.2	Certification of Principal Financial Officer for Steven F. Nicola
	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Joseph C. Bartolacci.
	32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Steven F. Nicola.

(b)	Reports on Form 8-K

On January 18, 2007, Matthews filed a Current Report on Form 8-K under Item 2.02 in connection with a press release announcing its earnings for the first fiscal quarter of 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATTHEWS INTERNATIONAL CORPORATION
(Registrant)

Date: April 30, 2007	/s/ Joseph C. Bartolacci
Joseph C. Bartolacci, President
and Chief Executive Officer

Date: April 30, 2007	/s/ Steven F. Nicola
Steven F. Nicola, Chief Financial Officer,
Secretary and Treasurer