Form 10-Q
period 2007-06-30
MATTHEWS INTERNATIONAL CORP
filed 2007-08-06
CIK 63296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-Q

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Quarterly Period Ended June 30, 2007

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

As of July 31, 2007, shares of common stock outstanding were:

Class A Common Stock 31,302,143 shares

PART I - FINANCIAL INFORMATION
MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands, except per share data)

	June 30, 2007		September 30, 2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents		$36,993		$29,720
Short-term investments		100		92
Accounts receivable, net		120,512		121,750
Inventories		93,110		85,415
Deferred income taxes		1,684		1,682
Other current assets		6,568		4,184

Total current assets		258,967		242,843

Investments		11,822		11,492
Property, plant and equipment: Cost	212,828		202,346
Less accumulated depreciation	(124,994)		(114,247)
		87,834		88,099
Deferred income taxes and other assets		31,112		30,566
Goodwill		310,484		298,125
Other intangible assets, net		45,444		44,965

Total assets		$745,663		$716,090

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Long-term debt, current maturities		$27,035		$28,451
Accounts payable		20,908		26,925
Accrued compensation		29,191		33,517
Accrued income taxes		6,824		9,230
Other current liabilities		36,736		39,086

Total current liabilities		120,694		137,209

Long-term debt		133,170		120,289
Pension and postretirement benefits		33,759		35,142
Deferred income taxes		10,541		9,942
Environmental reserve		8,418		9,028
Other liabilities and deferred revenue		13,871		12,055

Shareholders' equity:
Common stock	36,334		36,334
Additional paid-in capital	40,540		33,953
Retained earnings	449,482		410,203
Accumulated other comprehensive income	13,376		4,386
Treasury stock, at cost	(114,522)		(92,451)
		425,210		392,425

Total liabilities and shareholders' equity		$745,663		$716,090

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollar amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Sales	$185,477	$181,804	$563,880	$532,981
Cost of sales	(116,059)	(111,515)	(355,321)	(334,548)

Gross profit	69,418	70,289	208,559	198,433

Selling and administrative expenses	(48,289)	(39,766)	(131,601)	(116,431)

Operating profit	21,129	30,523	76,958	82,002

Investment income	880	366	1,730	937
Interest expense	(2,098)	(1,924)	(5,838)	(4,940)
Other income, net	88	130	298	79
Minority interest	(722)	(720)	(1,833)	(2,012)

Income before income taxes	19,277	28,375	71,315	76,066

Income taxes	(7,248)	(10,669)	(26,814)	(28,601)

Net income	$12,029	$17,706	$44,501	$47,465

Earnings per share:
Basic	$.38	$.55	$1.40	$1.48

Diluted	$.38	$.55	$1.40	$1.47

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollar amounts in thousands, except per share data)

	Nine Months Ended
	June 30,
	2007	2006

Cash flows from operating activities:
Net income	$44,501	$47,465
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,445	16,165
Net gain on sale of assets	(1,716)	(105)
Minority interest	1,833	2,012
Stock-based compensation expense	2,578	3,189
Change in deferred taxes	1,462	(713)
Changes in working capital items	(19,049)	(36,651)
Increase in other assets	(1,415)	(180)
Increase (decrease) in other liabilities	253	(359)
Increase (decrease) in pension and postretirement benefits	(1,382)	3,766

Net cash provided by operating activities	42,510	34,589

Cash flows from investing activities:
Capital expenditures	(14,198)	(11,978)
Proceeds from sale of assets	3,970	190
Acquisitions, net of cash acquired	(11,851)	(29,946)
Purchases of investments	(1,064)	(166)
Proceeds from disposition of investments	137	11

Net cash used in investing activities	(23,006)	(41,889)

Cash flows from financing activities:
Proceeds from long-term debt	49,950	52,433
Payments on long-term debt	(40,091)	(41,394)
Proceeds from the sale of treasury stock	16,054	1,869
Purchases of treasury stock	(36,726)	(877)
Tax benefit of exercised stock options	3,801	580
Dividends	(5,222)	(4,815)
Distributions to minority interests	(1,367)	(4,254)

Net cash (used in) provided by financing activities	(13,601)	3,542

Effect of exchange rate changes on cash	1,370	1,154

Net increase (decrease) in cash and cash equivalents	$7,273	$(2,604)

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
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

The Company has manufacturing and marketing facilities in the United States, Canada, Mexico, Australia, Europe and China.

Note 2.   Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information for commercial and industrial companies and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three and nine months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2006.  The consolidated financial statements include all domestic and foreign subsidiaries in which the Company maintains an ownership interest and has operating control.  All intercompany accounts and transactions have been eliminated.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Dollar amounts in thousands, except per share data)

Note 3.   Share-Based Payments

The Company has a stock incentive plan that provides for grants of incentive stock options, non-statutory stock options and restricted share awards in an aggregate number not to exceed 15% of the outstanding shares of the Company’s common stock (4,725,011 at June 30, 2007).  The plan is administered by the Compensation Committee of the Board of Directors.  The option price for each stock option that may be granted under the plan may not be less than the fair market value of the Company's common stock on the date of grant.  Outstanding stock options are exercisable in one-third increments upon the attainment of 10%, 33% and 60% appreciation in the market value of the Company’s Class A Common Stock.  In addition, options generally vest in one-third increments after three, four and five years, respectively, from the grant date (but, in any event, not until the attainment of the market value thresholds).  The options expire on the earlier of ten years from the date of grant, upon employment termination, or within specified time limits following voluntary employment termination (with the consent of the Company), retirement or death.  The Company generally settles employee stock option exercises with treasury shares.

Effective October 1, 2005, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”), using the modified retrospective method.  Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the employee requisite service period.

For the three-month periods ended June 30, 2007 and 2006, stock-based compensation cost totaled $858 and $741, respectively.  For the nine-month periods ended June 30, 2007 and 2006, stock-based compensation cost totaled $2,578 and $3,189, respectively. The associated future income tax benefit recognized was $335 and $289 for the three-month periods ended June 30, 2007 and 2006, respectively, and was $1,005 and $1,243 for the nine-month periods ended June 30, 2007 and 2006, respectively.

The amount of cash received from the exercise of stock options was $10,274 and $448 for the three-month periods ended June 30, 2007 and 2006, respectively, and $16,054 and $1,869 for the nine-month periods ended June 30, 2007 and 2006, respectively.  In connection with these exercises, the tax benefits realized by the Company were $3,660 and $106 for the three-month periods ended June 30, 2007 and 2006, respectively, and $5,892 and $816 for the nine-month periods ended June 30, 2007 and 2006, respectively.

The transactions for shares under options for the nine-months ended June 30, 2007 were as follows:

		Weighted-	Weighted-
		average	average	Aggregate
		exercise	remaining	intrinsic
	Shares	price	contractual term	value
Outstanding, September 30, 2006	2,529,451	$28.75
Granted	392,650	40.59
Exercised	(753,744)	21.29
Expired or forfeited	(36,081)	31.53
Outstanding, June 30, 2007	2,132,276	$33.52	7.4	$21,509
Exercisable, June 30, 2007	493,243	$27.03	5.9	$8,180
Shares reserved for future options	2,578,451

The weighted-average grant date fair value of options granted for the nine-month periods ended June 30, 2007 and 2006 was $12.29 and $9.47, respectively.  The fair value of shares vested was $1,217 during the three-month periods ended June 30, 2007 and no shares were earned in the three months ended June 30, 2006. The fair value of shares vested was $4,518 and $3,594 during the nine-month periods ended June 30, 2007 and 2006, respectively.  The intrinsic value of options (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during the nine-month periods ended June 30, 2007 and 2006 was $15,127 and $2,157, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Dollar amounts in thousands, except per share data)

Note 3. Share-Based Payments (continued)

The transactions for non-vested shares for the nine months ended June 30, 2007 were as follows:

		Weighted-average
		grant-date
Non-vested shares	Shares	fair value
Non-vested at September 30, 2006	1,814,878	$9.84
Granted	392,650	12.29
Vested	(533,830)	8.46
Expired or forfeited	(34,665)	9.93
Non-vested at June 30, 2007	1,639,033	$10.87

As of June 30, 2007 the total unrecognized compensation cost related to non-vested stock options was approximately $6,304.   This cost is expected to be recognized over a weighted-average period of 3.7 years in accordance with the vesting periods of the options.

As of October 1, 2005, the fair value of each option grant is estimated on the date of grant using a binomial lattice valuation model.  The following table indicates the assumptions used in estimating fair value for the nine-month periods ended June 30, 2007 and 2006.

	June 30,
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

In the first quarter of fiscal 2007, 15,209 shares of restricted stock were granted to certain employees.  The shares generally vest based upon certain service and performance criteria. At June 30, 2007, 14,284 shares of restricted stock were outstanding. The unrecognized compensation cost related to the unvested shares was approximately $341 at June 30, 2007.

Under the Company’s Director Fee Plan, directors who are not also officers of the Company each receive, as an annual retainer fee, either cash or shares of the Company's Class A Common Stock equivalent to $30.  Where the annual retainer fee is provided in shares, each director may elect to be paid these shares on a current basis or have such shares credited to a deferred stock account as phantom stock, with such shares to be paid to the director subsequent to leaving the Board.  Directors may also elect to receive the common stock equivalent of meeting fees credited to a deferred stock account.  The value of deferred shares is recorded in other liabilities. A total of 48,697 shares had been deferred under the Director Fee Plan at June 30, 2007. Directors who are not also officers of the Company each received an annual stock-based grant (non-statutory stock options, stock appreciation rights and/or restricted shares) with a value of $50 in fiscal 2007 and $40 in fiscal 2006.  A total of 22,300 stock options have been granted under the plan. At June 30, 2007, 21,300 options were outstanding, of which 16,500 are vested. Additionally, 13,200 shares of restricted stock have been granted under the plan, all of which are unvested at June 30, 2007. A total of 500,000 shares have been authorized to be issued under the Director Fee Plan.

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

Note 5.   Earnings Per Share

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Net income	$12,029	$17,706	$44,501	$47,465

Weighted-average common shares outstanding	31,649,972	32,110,431	31,690,309	32,076,674
Dilutive securities, primarily stock options	65,618	184,699	163,328	255,494
Diluted weighted-average common shares outstanding	31,715,590	32,295,130	31,853,637	32,332,168

Basic earnings per share	$.38	$.55	$1.40	$1.48
Diluted earnings per share	$.38	$.55	$1.40	$1.47

Note 6.   Comprehensive Income

Comprehensive income consists of net income adjusted for changes, net of the related income tax effect, in cumulative foreign currency translation, the fair value of derivatives, unrealized investment gains and losses and minimum pension liability.  For the three-months ended June 30, 2007 and 2006, comprehensive income was $14,685 and $24,367, respectively.  For the nine-months ended June 30, 2007 and 2006, comprehensive income was $53,490 and $53,673, respectively.

Note 7. Inventories:

Inventories consisted of the following:

	June 30, 2007	September 30, 2006

Materials and finished goods	$84,908	$79,715
Labor and overhead in process	8,202	5,700
	$93,110	$85,415

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

Information about the Company's segments follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Sales to external customers:
Memorialization:
Bronze	$61,738	$57,365	$168,325	$159,187
Casket	49,262	49,790	161,930	153,188
Cremation	6,212	6,907	19,507	19,289
	117,212	114,062	349,762	331,664
Brand Solutions:
Graphics Imaging	36,725	35,919	107,366	103,467
Marking Products	14,149	13,130	41,926	38,418
Merchandising Solutions	17,391	18,693	64,826	59,432
	68,265	67,742	214,118	201,317

	$185,477	$181,804	$563,880	$532,981
Operating profit:
Memorialization:
Bronze	$19,093	$17,032	$46,618	$43,983
Casket	(3,820)	5,100	7,668	15,597
Cremation	970	1,019	2,961	2,707
	16,243	23,151	57,247	62,287
Brand Solutions:
Graphics Imaging	2,540	3,938	8,065	11,556
Marking Products	2,375	2,240	6,844	6,596
Merchandising Solutions	(29)	1,194	4,802	1,563
	4,886	7,372	19,711	19,715

	$21,129	$30,523	$76,958	$82,002

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Dollar amounts in thousands, except per share data)

Note 9.   Debt

The Company has a Revolving Credit Facility with a syndicate of financial institutions. On June 30, 2007, the maximum amount of borrowings available under the facility was $175,000. Borrowings under the amended facility, which is scheduled to mature on April 30, 2009, bear interest at LIBOR plus a factor ranging from .50% to 1.00% based on the Company’s leverage ratio.  The leverage ratio is defined as net indebtedness divided by EBITDA (earnings before interest, taxes, depreciation and amortization).  The Company is required to pay an annual commitment fee ranging from .20% to .30% (based on the Company’s leverage ratio) of the unused portion of the facility.  The Revolving Credit Facility requires the Company to maintain certain leverage and interest coverage ratios.  A portion of the facility (not to exceed $10,000) is available for the issuance of trade and standby letters of credit.  As of June 30, 2007 outstanding borrowings on the Revolving Credit Facility were $141,667. The weighted-average interest rate on outstanding borrowings at June 30, 2007 and 2006 was 5.24% and 4.94%, respectively.

In April 2004, the Company entered into an interest rate swap that fixed, for a five-year period, the interest rate on borrowings in an initial amount of $50,000.  The interest rate was fixed at 2.66% plus a factor based on the Company’s leverage ratio (the factor was .50% at June 30, 2007).  The interest rate swap was designated as a cash flow hedge of the future variable interest payments under the Revolving Credit Facility which are considered probable of occurring.  Based on the Company’s assessment, all of the critical terms of the hedge matched the underlying terms of the hedged debt and related forecasted interest payments and as such, these hedges were considered effective.  Equal quarterly principal payments of $2,500 plus interest are due on this $50,000 borrowing until its maturity in April 2009.

Effective September 30, 2005, the Company entered into an interest rate swap that fixed, for the period through the maturity of the Revolving Credit Facility, the interest rate on additional borrowings in an initial amount of $50,000.  The interest rate was fixed at 4.14% plus a factor based on the Company’s leverage ratio (the factor was .50% at June 30, 2007).  The interest rate swap was designated as a cash flow hedge of the future variable interest payments under the Revolving Credit Facility, which are considered probable of occurring.  Based on the Company’s assessment, all of the critical terms of the hedge match the underlying terms of the hedged debt and related forecasted interest payments and as such, these hedges are considered effective.  Equal quarterly principal payments of $3,333 plus interest are due on this $50,000 portion of the borrowing until its maturity in April 2009.

The fair value of the interest rate swaps reflected an unrealized gain of $918 ($560 after tax) at June 30, 2007 that is included in shareholders’ equity as part of accumulated other comprehensive income.  Assuming market rates remain constant with the rates at June 30, 2007, approximately $306 of the $560 gain included in accumulated other comprehensive income is expected to be recognized in earnings as an adjustment to interest expense over the next twelve months.

The Company, through its wholly-owned subsidiary, Matthews International GmbH (“MIGmbH”), has a credit facility with a bank for borrowings up to 10.0 million Euros.  At June 30, 2007, outstanding borrowings under the credit facility totaled 6.5 million Euros ($8,798).  The weighted-average interest rate on outstanding borrowings of MIGmbH at June 30, 2007 and 2006 was 4.2% and 3.35%, respectively.

The Company, through its wholly-owned subsidiary, Caggiati S.p.A., has several loans with various Italian banks.  Outstanding borrowings on these loans totaled 5.3 million Euros ($7,168) at June 30, 2007.  Caggiati S.p.A. also has three lines of credit totaling 8.4 million Euros ($11,329) with the same Italian banks.  Outstanding borrowings on these lines were 1.2 million Euros ($1,633) at June 30, 2007.  The weighted-average interest rate on outstanding borrowings of Caggiati S.p.A. at June 30, 2007 and 2006 was 3.26% and 3.16%, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Dollar amounts in thousands, except per share data)

Note 10.  Pension and Other Postretirement Benefit Plans

The Company provides defined benefit pension and other postretirement plans to certain employees.  The following represents the net periodic pension and other postretirement benefit cost for the plans:

	Pension		Other Postretirement
Three months ended June 30,	2007	2006	2007	2006

Service cost	$1,003	$1,082	$133	$158
Interest cost	1,640	1,481	297	307
Expected return on plan assets	(1,612)	(1,708)	-	-
Amortization:
Prior service cost	3	(4)	(322)	(322)
Net actuarial loss	385	436	72	161
Net benefit cost	1,419	1,287	$180	$304

	Pension		Other Postretirement
Nine months ended June 30,	2007	2006	2007	2006

Service cost	$3,009	$3,246	$399	$474
Interest cost	4,920	4,443	891	921
Expected return on plan assets	(4,836)	(5,124)	-	-
Amortization:
Prior service cost	9	(12)	(966)	(966)
Net actuarial loss	1,155	1,308	216	483
Net benefit cost	$4,257	$3,861	$540	$912

Benefit payments under the Company’s principal retirement plan are made from plan assets, while benefit payments under the supplemental retirement plan and postretirement benefit plan are funded from the Company’s operating funds. Under IRS regulations, the Company is not required to make any significant contributions to its principal retirement plan in fiscal 2007. In June 2007, the Company made a $5,000 contribution to its principal retirement plan.   For the nine months ended June 30, 2007, contributions of $239 and $865 have been made under the supplemental retirement plan and postretirement plan, respectively. The Company currently anticipates contributing an additional $261 and $290 under the supplemental retirement plan and postretirement plan, respectively, for the remainder of fiscal 2007.

Note 11.  Acquisitions

Acquisition spending, net of cash acquired, during the nine months ended June 30, 2007 totaled $11,851, and primarily included the following:

In June 2007, the Company acquired a 60% interest in Beijing Kenuohua Electronic Technology Co., Ltd. (“Kenuohua”), a marking products manufacturer, located in Beijing, China.  The acquisition was structured as a stock purchase.  The excess of purchase price over the fair market value of net assets acquired was allocated to goodwill.  The acquisition was intended to expand Matthews’ marking products manufacturing and distribution capabilities in Asia.

In December 2006, the Company paid additional purchase consideration under the terms of the Milso Industries acquisition agreement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Dollar amounts in thousands, except per share data)

Note 11.  Acquisitions (continued)

Acquisition spending, net of cash acquired, during the nine months ended June 30, 2006 totaled $29,946, and primarily included the following:

In March 2006, the Company acquired Royal Casket Company (“Royal”), a distributor of primarily York brand caskets in the Southwest region of the United States. The transaction was structured as an asset purchase, with potential additional consideration payable contingent upon the operating performance of the acquired operations during the next five years.  The Company expects to account for this consideration as additional purchase price. The excess of purchase price over the fair market value of net assets acquired was allocated to goodwill. The acquisition was intended to expand Matthews’ casket distribution capabilities in the Southwestern United States.

In February 2006, the Company acquired The Doyle Group (“Doyle”), a provider of reprographic services to the packaging industry, located in Oakland, California.  The transaction was structured as an asset purchase. The excess of purchase price over the fair market value of net assets acquired was allocated to goodwill. The acquisition was intended to expand the Company’s graphics business in the Western United States.

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

Changes to goodwill, net of accumulated amortization, for the nine months ended June 30, 2007, were as follows.

				Graphics	Marking	Merchandising
	Bronze	Casket	Cremation	Imaging	Products	Solutions	Consolidated

Balance at September 30, 2006	$74,178	$115,982	$6,536	$86,269	$5,213	$9,947	$298,125
Additions during period	-	885	-	885	3,744	-	5,514
Translation and other adjustments	1,783	-	-	5,062	-	-	6,845
Balance at June 30, 2007	$75,961	$116,867	$6,536	$92,216	$8,957	$9,947	$310,484

The additions to Graphics Imaging goodwill relate to additional consideration paid in accordance with the purchase agreement related to a European Graphics business.  The additions to Casket goodwill relate primarily to additional consideration paid in accordance with the acquisition of Royal. The addition to Marking Products goodwill related to the purchase of a 60% interest in Kenuohua.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Dollar amounts in thousands, except per share data)

Note 12.   Goodwill and Other Intangible Assets (continued)

The following tables summarize the carrying amounts and related accumulated amortization for intangible assets as of June 30, 2007 and September 30, 2006, respectively.

	Carrying	Accumulated
	Amount	Amortization	Net
June 30, 2007:
Trade names	$24,524	$- *	$24,524
Customer relationships	21,052	(3,633)	17,419
Copyrights/patents/other	6,765	(3,264)	3,501
	$52,341	$(6,897)	$45,444

September 30, 2006:
Trade names	$24,003	$- *	$24,003
Customer relationships	20,900	(2,714)	18,186
Copyrights/patents/other	5,322	(2,546)	2,776
	$50,225	$(5,260)	$44,965
* Not subject to amortization

The increase in intangible assets during the nine-months ended June 30, 2007 was due to the addition of intellectual property in the Bronze and Marking Products segments and the impact of fluctuations in foreign currency exchange rates on intangible assets denominated in foreign currencies, offset by additional amortization.

Amortization expense on intangible assets was $554 and $545 for the three-month periods ended June 30, 2007 and 2006, respectively.  For the nine-month periods ended June 30, 2007 and 2006, amortization expense was $1,490 and $1,635, respectively.  Amortization expense is estimated to be $2,022 in 2007, $2,233 in 2008, $2,170 in 2009, $1,931 in 2010 and $1,899 in 2011.

Note 13.   Subsequent Event

On July 20, 2007, the Company’s wholly-owned subsidiary, The York Group, Inc.(“York”), reached a settlement agreement with Yorktowne Caskets, Inc. and its shareholders (“Yorktowne”) with respect to all outstanding litigation between the parties.  In exchange for the mutual release, the principal terms of the settlement included the assignment by Yorktowne of certain customer-related contracts to York and the purchase by York of certain assets, including York-product inventory, of Yorktowne. The purchase price for the assets was $7,700, plus the value of inventory acquired.

Note 14.   Accounting Pronouncements

In June 2006, FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” In May 2007, the FASB issued FSP FIN 48-1 which provides additional guidance to FIN 48.  This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Any resulting cumulative effect of applying the provisions of FIN 48 upon adoption will be reported as an adjustment to beginning retained earnings in the period of adoption. The Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of the adoption of FIN 48.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Dollar amounts in thousands, except per share data)

Note 14.   Accounting Pronouncements  (continued)

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement:

The following discussion should be read in conjunction with the consolidated financial statements of Matthews International Corporation and related notes thereto included in this Quarterly Report on Form 10-Q and the Company's Annual Report on Form 10-K for the year ended September 30, 2006.  Any forward-looking statements contained herein are included pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements involve known and unknown risks and uncertainties that may cause the Company's actual results in future periods to be materially different from management's expectations.  Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove correct.  Factors that could cause the Company's results to differ materially from the results discussed in such forward-looking statements principally include changes in domestic or international economic conditions, changes in foreign currency exchange rates, changes in the cost of materials used in the manufacture of the Company’s products, changes in death rates, changes in product demand or pricing as a result of consolidation in the industries in which the Company operates, changes in product demand or pricing as a result of domestic or international competitive pressures, unknown risks in connection with the Company's acquisitions, and technological factors beyond the Company's control.  In addition, although the Company does not have any single customer that would be considered individually significant to consolidated sales, the potential loss of one or more of the Company’s larger customers is also considered a risk factor.

Results of Operations:

The following table sets forth certain income statement data of the Company expressed as a percentage of net sales for the periods indicated.

	Nine months ended		Years ended
	June 30,		September 30,
	2007	2006	2006	2005
Sales	100.0%	100.0%	100.0%	100.0%
Gross profit	37.0%	37.2%	38.0%	34.9%
Operating profit	13.6%	15.4%	15.9%	15.4%
Income before taxes	12.6%	14.3%	14.7%	14.5%
Net income	7.9%	8.9%	9.3%	9.1%

Results of Operations:

Sales for the nine months ended June 30, 2007 were $563.9 million, compared to $533.0 million for the nine months ended June 30, 2006.  The increase reflected higher sales in all of the Company’s six segments, and included the effect of higher foreign currency values against the U.S. dollar.  For the nine months ended June 30, 2007, changes in foreign currency values against the U.S. dollar had a favorable impact of approximately $9.7 million on the Company’s consolidated sales compared to the nine months ended June 30, 2006.

In the Memorialization businesses, Bronze segment sales for the first nine months of fiscal 2007 were $168.3 million compared to $159.2 million for the first nine months of fiscal 2006.  The increase primarily reflected higher selling prices and increases in the value of foreign currencies against the U.S. dollar.  The higher selling prices were generally related to increases in the cost of bronze ingot.  Sales for the Casket segment were $161.9 million for the first nine months of fiscal 2007 compared to $153.2 million for the same period in fiscal 2006. The increase primarily reflected the segment’s transition to Company-owned distribution and higher selling prices.  Casket sales for the third quarter of fiscal 2007 were impacted by the expiration of the distributor agreement with the segment’s largest independent distributor in April 2007.  Sales for the Cremation segment were $19.5 million for the first nine months of fiscal 2007 compared to $19.3 million for the same period a year ago.  The increase primarily reflected higher sales of cremation caskets.  The timing of delivery of several cremation equipment units impacted the segment’s third quarter 2007 sales.  In the Company’s Brand Solutions businesses, sales for the Graphics Imaging segment in the first nine months of fiscal 2007 were $107.4 million, compared to $103.5 million for the same period a year ago.  The increase primarily reflected an increase in the value of foreign currencies against the U.S. dollar and higher sales in the German markets, partially offset by lower sales in the U.S. and U.K. markets. Marking Products segment sales for the nine months ended June 30, 2007 were $41.9 million, compared to $38.4 million for the first nine months of fiscal 2006.  The increase primarily reflected higher domestic and international sales volume, the acquisition of an interest in a small manufacturing operation in June 2007 and an increase in the value of foreign currencies against the U.S. dollar.  Sales for the Merchandising Solutions segment were $64.8 million for the first nine months of fiscal 2007, compared to $59.4 million for the same period a year ago.  The increase is attributable to a significant project completed in the second quarter for one of the segment’s customers.  Third quarter sales in fiscal 2007 were $17.4 million, compared to $18.7 million in fiscal 2006, reflecting weak market conditions during the quarter.

Gross profit for the nine months ended June 30, 2007 was $208.6 million, compared to $198.4 million for the nine months ended June 30, 2006.  The increase in consolidated gross profit primarily reflected the impact of higher sales, higher foreign currency values against the U.S. dollar, productivity improvements in the Casket segment’s manufacturing facility in Mexico, and other manufacturing and cost reduction initiatives.  These gains were partially offset by the impact of lower sales in the U.S. and U.K. graphics markets, the higher cost of bronze ingot in fiscal 2007 compared to fiscal 2006 and the impact of a portion of special charges incurred by several of the Company’s segments. Consolidated gross profit as of percent of sales decreased from 37.2% for the first nine months of fiscal 2006 to 37.0% for the first nine months of fiscal 2007, principally resulting from the impact of the special charges.

Selling and administrative expenses for the nine months ended June 30, 2007 were $131.6 million, compared to $116.4 million for the first nine months of fiscal 2006.  Consolidated selling and administrative expenses as a percent of sales were 23.3% for the nine months ended June 30, 2007, compared to 21.8% for the same period last year.  The increases in costs and percentage of sales primarily resulted from the expansion of the Casket segment’s distribution capabilities and special charges incurred in several of the Company’s segments, the most significant of which was a Casket segment charge related to the acceleration of earn-out payments in the resolution of employment agreements from the fiscal 2005 acquisition of Milso Industries (“Milso”).

Operating profit for the nine months ended June 30, 2007 was $77.0 million, compared to $82.0 million for the nine months ended June 30, 2006.  Operating profit reflected the positive impact of higher sales, increases in the values of foreign currencies against the U.S. dollar, and productivity improvements and cost reduction initiatives in several of the Company’s segments.  However, these increases were offset by the impact of special charges of approximately $12.9 million during the first nine months of fiscal 2007.  The most significant portion of these charges related to the acceleration of earn-out payments in the resolution of employment agreements from the Milso acquisition. Bronze segment operating profit for the first nine months of fiscal 2007 was $46.6 million, compared to $44.0 million for the same period in fiscal 2006.  The increase reflected the impact of higher sales and an increase in the value of foreign currencies against the U.S. dollar.  Operating profit for the Casket segment for the first nine months of fiscal 2007 was $7.7 million, compared to $15.6 million for the first nine months of fiscal 2006.  Casket segment operating profit for the nine months ended June 30, 2007 reflected special charges of approximately $10.0 million, including costs related to the resolution of employment agreements from the Milso acquisition and severance costs related to cost reduction initiatives in certain operations.  Total special charges for the segment were approximately $8.4 million for the fiscal 2007 third quarter.  In addition, the segment’s results reflected additional selling and administrative costs related to the expansion of the segment’s distribution capabilities in certain territories.  The decrease was mitigated by the impact of manufacturing improvements in the segment’s manufacturing facility in Mexico.  Cremation segment operating profit for the nine months ended June 30, 2007 was $3.0 million, compared to $2.7 million for the same period a year ago.  The increase primarily reflected the impact of higher sales and improved margins.  The Graphics Imaging segment operating profit for the nine months ended June 30, 2007 was $8.1 million, compared to $11.6 million for the nine months ended June 30, 2006.  The decrease primarily reflected the impact of lower sales in the U.S. and U.K. markets, special charges (principally severance) of approximately $2.2 million related to cost reduction initiatives in the segment’s U.S. and U.K. operations, partially offset by higher sales in the German markets and the increase in foreign currency values against the U.S. dollar.  Operating profit for the Marking Products segment for the first nine months of fiscal 2007 was $6.8 million, compared to $6.6 million for the same period a year ago.  The increase primarily reflected the impact of higher sales and the acquisition made in June 2007, partially offset by higher overhead costs during fiscal 2007.  The Merchandising Solutions segment operating profit was $4.8 million for the nine months ended June 30, 2007, compared to $1.6 million for the same period in fiscal 2006.  The increase primarily reflected the effects of the segment’s facilities consolidation program and the impact of higher sales attributable to a significant project completed in the second quarter for one of the segment’s customers.  The Merchandising Solutions segment operated at approximately a breakeven level during the third fiscal quarter of 2007 compared to an operating profit of $1.2 million for the comparable period in fiscal 2006. The decline principally reflected lower sales during the fiscal 2007 quarter and special charges incurred in connection with the segment’s cost reduction activities.  For the nine months ended June 30, 2007, changes in foreign currency values against the U.S. dollar had a favorable impact of approximately $1.6 million on the Company’s consolidated operating profit compared to the nine months ended June 30, 2006.

Investment income for the nine months ended June 30, 2007 was $1.7 million, compared to $937,000 for the nine months ended June 30, 2006.  The increase reflected higher average levels of invested funds and higher rates of return. Interest expense for the first nine months of fiscal 2007 was $5.8 million, compared to $4.9 million for the same period last year.  The increase in interest expense primarily reflected a higher average level of debt and higher average interest rates during the fiscal 2007 nine-month period compared to the same period in fiscal 2006.

Other income, net, for the nine months ended June 30, 2007 represented an increase in pre-tax income of $298,000, compared to an increase in pre-tax income of $79,000 for the same period last year. Minority interest deduction was $1.8 million for the first nine months of fiscal 2007, compared to $2.0 million for the same period in fiscal 2006.  The reduction reflected the Company’s purchase of the remaining ownership interest in one of its less than wholly-owned German subsidiaries in September 2006.

The Company's effective tax rate for the nine months ended June 30, 2007 was 37.6%, which is equivalent to the effective tax rate for the first nine months of fiscal 2006, but is higher than the effective tax rate of 37.0% for the full fiscal year ended September 30, 2006.  The fiscal 2006 full year effective tax rate reflected the favorable tax impact from the sale of property in the fourth quarter.  The difference between the Company's effective tax rate and the Federal statutory rate of 35.0% primarily reflected the impact of state and foreign income taxes.

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

Liquidity and Capital Resources:

Net cash provided by operating activities was $42.5 million for the nine months ended June 30, 2007, compared to $34.6 million for the first nine months of fiscal 2006.  Operating cash flow for both periods primarily reflected net income adjusted for non-cash charges (depreciation, amortization, stock-based compensation expense and an increase in minority interest), partially offset by working capital changes.  Working capital changes during both periods reflected an increase in inventory resulting from the expansion of the Company’s casket distribution capabilities.

Cash used in investing activities was $23.0 million for the nine months ended June 30, 2007, compared to $41.9 million for the nine months ended June 30, 2006.  Investing activities for the first nine months of fiscal 2007 primarily included capital expenditures of $14.2 million, acquisition-related payments of $11.9 million, purchases of investments of $1.1 million and proceeds from the disposal of assets of $3.9 million.  Investing activities for the first nine months of fiscal 2006 primarily included capital expenditures of $12.0 million and acquisition-related payments of $29.9 million.

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

Cash used in financing activities for the nine months ended June 30, 2007 was $13.6 million, reflecting net borrowings of long-term debt of $9.9 million, purchases of treasury stock of $36.7 million, proceeds of $16.1 million from the sale of treasury stock (stock option exercises), a tax benefit of $3.8 million from exercised stock options, payment of dividends of $5.2 million to the Company's shareholders and distributions of $1.4 million to minority interests.  Cash provided by financing activities for the nine months ended June 30, 2006 was $3.5 million, reflecting net borrowings of long-term debt of $11.0 million, proceeds of $1.9 million from the sale of treasury stock (stock option exercises), a tax benefit of $580,000 from exercised stock options, treasury stock purchases of $877,000, payment of dividends of $4.8 million to the Company's shareholders and distributions of $4.3 million to minority interests.

The Company has a Revolving Credit Facility with a syndicate of financial institutions.  On June 30, 2007, the maximum amount of borrowings available under the facility was $175,000. Borrowings under the amended facility, which is scheduled to mature on April 30, 2009, bear interest at LIBOR plus a factor ranging from .50% to 1.00% based on the Company’s leverage ratio.  The leverage ratio is defined as net indebtedness divided by EBITDA (earnings before interest, taxes, depreciation and amortization).  The Company is required to pay an annual commitment fee ranging from .20% to .30% (based on the Company’s leverage ratio) of the unused portion of the facility.  The Revolving Credit Facility requires the Company to maintain certain leverage and interest coverage ratios.  A portion of the facility (not to exceed $10.0 million) is available for the issuance of trade and standby letters of credit. Outstanding borrowings on the Revolving Credit Facility at June 30, 2007 were $141.7 million.  The weighted-average interest rate on outstanding borrowings at June 30, 2007 and 2006 was 5.24% and 4.94%, respectively.

In April 2004, the Company entered into an interest rate swap that fixed, for a five-year period, the interest rate on borrowings in an initial amount of $50.0 million.  The interest rate was fixed at 2.66% plus a factor based on the Company’s leverage ratio (the factor was .50% at June 30, 2007).  The interest rate swap was designated as a cash flow hedge of the future variable interest payments under the Revolving Credit Facility which are considered probable of occurring.  Based on the Company’s assessment, all of the critical terms of the hedge matched the underlying terms of the hedged debt and related forecasted interest payments and as such, these hedges were considered highly effective.  Equal quarterly principal payments of $2.5 million plus interest are due on this $50.0 million borrowing until its maturity in April 2009.

Effective September 30, 2005, the Company entered into an additional interest rate swap that fixed, for the period through maturity of the Revolving Credit Facility, the interest rate on additional borrowings in an initial amount of $50.0 million. The interest rate was fixed at 4.14% plus a factor based on the Company’s leverage ratio (the factor was .50% at June 30, 2007).  The interest rate swap was designated as a cash flow hedge of the future variable interest payments under the Revolving Credit Facility which are considered probable of occurring.  Based on the Company’s assessment, all of the critical terms of the hedge match the underlying terms of the hedged debt and related forecasted interest payments and as such, these hedges were considered highly effective.  Equal quarterly principal payments of $3.3 million plus interest are due on this $50.0 million borrowing until its maturity in April 2009.

The fair value of the interest rate swaps reflected an unrealized gain of $918,000 ($560,000 after tax) at June 30, 2007 that is included in equity as part of accumulated other comprehensive income.  Assuming market rates remain constant with the rates at June 30, 2007, approximately $306,000 of the $560,000 gain included in accumulated other comprehensive income is expected to be recognized in earnings as an adjustment to interest expense over the next twelve months.

The Company, through its wholly-owned subsidiary, Matthews International GmbH (“MIGmbH”), has a credit facility with a bank for borrowings up to 10.0 million Euros.  At June 30, 2007, outstanding borrowings under the credit facility totaled 6.5 million Euros ($8.8 million).  The weighted-average interest rate on outstanding MIGmbH related borrowings at June 30, 2007 and 2006 was 4.20% and 3.35%, respectively.

The Company, through its wholly-owned subsidiary, Caggiati S.p.A., has several loans with various Italian banks.  Outstanding borrowings on these loans totaled 5.3 million Euros ($7.2 million) at June 30, 2007.  Caggiati S.p.A. also has three lines of credit totaling approximately 8.4 million Euros ($11.3 million) with the same Italian banks. Outstanding borrowings on

these lines were 1.2 million Euros ($1.6 million) at June 30, 2007.   The weighted-average interest rate on outstanding borrowings of Caggiati S.p.A. at June 30, 2007 and 2006 was 3.26% and 3.16%, respectively.

 The Company has a stock repurchase program, which was initiated in 1996.  Under the program, the Company's Board of Directors has authorized the repurchase of a total of 12,500,000 shares (adjusted for stock splits) of Matthews common stock, of which 10,049,197 shares have been repurchased as of June 30, 2007. On April 20, 2007, the Company announced that its Board of Directors authorized the continuance of the repurchase program and increased the total authorization for stock repurchase from 10,000,000 shares to 12,500,000 shares.  The buy-back program is designed to increase shareholder value, enlarge the Company's holdings of its common stock, and add to earnings per share.  Repurchased shares may be retained in treasury, utilized for acquisitions, or reissued to employees or other purchasers, subject to the restrictions of the Company’s Articles of Incorporation.

Consolidated working capital of the Company was $138.3 million at June 30, 2007, compared to $105.6 million at September 30, 2006.  Cash and cash equivalents were $37.0 million at June 30, 2007, compared to $29.7 million at September 30, 2006.  The Company's current ratio was 2.1 at June 30, 2007, compared to 1.8 at September 30, 2006.

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

At June 30, 2007, an accrual of $9.3 million was recorded for environmental remediation (of which $925,000 has been classified in other current liabilities), representing management's best estimate of the probable and reasonably estimable costs of the Company's known remediation obligations.  The accrual, which reflects previously established reserves assumed with the acquisition of York and additional reserves recorded as a purchase accounting adjustment, does not consider the effects of inflation and anticipated expenditures are not discounted to their present value.  While final resolution of these contingencies could result in costs different than current accruals, management believes the ultimate outcome will not have a significant effect on the Company's consolidated results of operations or financial position.

Acquisitions:

Acquisition spending, net of cash acquired, during the nine months ended June 30, 2007 totaled $11,851, and primarily included the following:

In June 2007, the Company acquired a 60% interest in Beijing Kenuohua Electronic Technology Co., Ltd., a marking products manufacturer, located in Beijing, China.  The acquisition was structured as a stock purchase.  The excess of purchase price over the fair market value of net assets acquired was allocated to goodwill.  The acquisition was intended to expand Matthews’ marking products manufacturing and distribution capabilities in Asia.

In December 2006, the Company paid additional purchase consideration under the terms of the Milso Industries acquisition agreement.

Acquisition spending, net of cash acquired, during the nine months ended June 30, 2006 totaled $29,946, and primarily included the following:

In March 2006, the Company acquired Royal Casket Company, a distributor of primarily York brand caskets in the Southwest region of the United States. The transaction was structured as an asset purchase, with potential additional consideration payable contingent upon the operating performance of the acquired operations during the next five years.  The Company expects to account for this consideration as additional purchase price. The excess of purchase price over the fair market value of net assets acquired was allocated to goodwill. The acquisition was intended to expand Matthews’ casket distribution capabilities in the Southwestern United States.

In February 2006, the Company acquired The Doyle Group, a provider of reprographic services to the packaging industry, located in Oakland, California.  The transaction was structured as an asset purchase. The excess of purchase price over the fair market value of net assets acquired was allocated to goodwill. The acquisition was intended to expand the Company’s graphics business in the Western United States.

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

Significant factors impacting the Company’s fiscal 2007 financial results included the cost of bronze ingot, recent actions in the casket business relating to manufacturing capacity and product distribution, and weakness in the U.S. and U.K. graphics markets and near-term softness in the Merchandising Solutions market.  As a result of these factors, the predictability of near-term earnings has become more difficult.

Based on the Company’s growth strategy and factors discussed above, the Company currently expects to achieve diluted earnings per share in the range of $0.55 to $0.58 in the fiscal 2007 fourth quarter. For fiscal 2008, the Company’s current estimates project growth within the long-term objective of 12% to 15%.  These expectations do not include the impact of any unusual items, if any.

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

LONG-TERM CONTRACTUAL OBLIGATIONS AND COMMITMENTS:

The following table summarizes the Company’s contractual obligations at June 30, 2007, and the effect such obligations are expected to have on its liquidity and cash flows in future periods.

	Payments due in fiscal year:
		2007			After
	Total	Remainder	2008 to 2009	2010 to 2011	2011
Contractual Cash Obligations:	(Dollar amounts in thousands)
Revolving credit facilities	$150,464	$5,833	$144,631	$-	$-
Notes payable to banks	7,168	334	2,775	1,951	2,108
Short-term borrowings	1,658	1,658	-	-	-
Capital lease obligations	943	208	717	18	-
Non-cancelable operating leases	29,464	2,383	13,124	7,899	6,058

Total contractual cash obligations	$189,697	$10,416	$161,247	$9,868	$8,166

A significant portion of the loans included in the table above bear interest at variable rates. At June 30, 2007, the weighted-average interest rate was 5.24% on the Company’s domestic Revolving Credit Facility, 4.2% on the credit facility through the Company’s wholly-owned German subsidiary, and 3.26% on bank loans to the Company’s wholly-owned subsidiary, Caggiati S.p.A.

Benefit payments under the Company’s principal retirement plan are made from plan assets, while benefit payments under the supplemental retirement plan and postretirement benefit plan are funded from the Company’s operating cash. In June 2007, the Company made a $5.0 million contribution to its principal retirement plan.  For the nine months ended  June 30, 2007, contributions of $239,000 and $865,000 have been made under the supplemental retirement plan and postretirement plan, respectively. The Company currently anticipates contributing an additional $261,000 and $290,000 under the supplemental retirement plan and postretirement plan, respectively, for the remainder of fiscal 2007.

The Company believes that its current liquidity sources, combined with its operating cash flow and borrowing capacity, will be sufficient to meet its capital needs for the foreseeable future.

Accounting Pronouncements:

In June 2006, FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” In May 2007, the FASB issued FSP FIN 48-1 which provides additional guidance to FIN 48.  This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Any resulting cumulative effect of applying the provisions of FIN 48 upon adoption will be reported as an adjustment to beginning retained earnings in the period of adoption. The Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of the adoption of FIN 48.

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

Interest Rates - The Company’s most significant long-term debt instrument is the domestic Revolving Credit Facility which bears interest at variable rates based on LIBOR.  In April 2004, the Company entered into an interest rate swap that fixed, for a five-year period, the interest rate on borrowings in an initial amount of $50.0 million ($20.0 million outstanding at June 30, 2007).  The interest rate was fixed at 2.66% plus a factor based on the Company’s leverage ratio (the factor was .50% at June 30, 2007).  The interest rate swap was designated as a cash flow hedge of the future variable interest payments under the Revolving Credit Facility which are considered probable of occurring.  Effective September 30, 2005, the Company entered into an additional interest rate swap that fixed, for the period through the maturity of the Revolving Credit Facility, the interest rate on the additional borrowings in an initial amount of $50.0 million ($26.7 million outstanding at June 30, 2007).  The interest rate was fixed at 4.14% plus a factor based on the Company’s leverage ratio (the factor was .50% at June 30, 2007).  The interest rate swap was designated as a cash flow hedge of the future variable interest payments under the Revolving Credit Facility which are considered probable of occurring.  The fair value of the interest rate swaps reflected an unrealized gain of $918,000 ($560,000 after tax) at June 30, 2007, that is included in equity as part of accumulated other comprehensive income.  A decrease of 10% in market interest rates (i.e. a decrease from 5.0% to 4.5%) would result in a decrease of approximately $172,000 in the fair value of the interest rate swaps.

Commodity Price Risks - In the normal course of business, the Company is exposed to commodity price fluctuations related to the purchases of certain materials and supplies (such as bronze ingot, steel and wood) used in its manufacturing operations. The Company obtains competitive prices for materials and supplies when available.

Foreign Currency Exchange Rates - The Company is subject to changes in various foreign currency exchange rates, including the Euro, British Pound, Canadian Dollar, Australian Dollar, Swedish Krona and Chinese Yuan in the conversion from local currencies to the U.S. dollar of the reported financial position and operating results of its non-U.S. based subsidiaries.  An adverse change of 10% in exchange rates would have resulted in a decrease in sales of $13.5 million and a decrease in operating income of $1.8 million for the nine months ended June 30, 2007.

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

There have been no changes in the Company’s internal controls over financial reporting that occurred during the fiscal quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

On May 30, 2007, York resolved the legal claim filed by Harry Pontone and Scott Pontone (the “Pontones”) concerning their employment agreements.  Under the resolution, York agreed to accelerate the timing of scheduled payments totaling $8,000,000 as originally contemplated at the time of the acquisition of Milso Industries and consistent with the earn-out provisions of the Pontones’ employment agreements.

On July 20, 2007, York reached a settlement agreement with Yorktowne Caskets, Inc. (“Yorktowne”) and its shareholders finally resolving all outstanding litigation between the parties.  In exchange for the mutual releases, the principal terms of the settlement included the assignment by Yorktowne of certain customer-related contracts to York and the purchase by York of certain assets, including York-product inventory, of Yorktowne.  The purchase price for the assets was $7.7 million, plus the value of the inventory.

On July 30, 2007, Batesville Casket Company, Inc. (“Batesville”) filed a complaint for damages and injunctive relief in the United States District Court for the Southern District of Ohio against York alleging, in part, that York’s settlement with Yorktowne resulted in the commission of the tort of intentional interference of Batesville’s supply agreement with Yorktowne dated April 15, 2007 (the “Complaint”).  The Company intends to vigorously defend against the allegations set forth in the pending Complaint and the Company does not presently believe that the ultimate resolution of this matter will have a material adverse impact on the Company’s financial position or results of operations.

Item 2.                      Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Stock Repurchase Plan

The Company has a stock repurchase program, which was initiated in 1996.  Under the program, the Company's Board of Directors had authorized the repurchase of a total of 12,500,000 shares (adjusted for stock splits) of Matthews common stock, of which 10,049,197 shares have been repurchased as of June 30, 2007.  All purchases of the Company’s common stock during the first nine months of fiscal 2007 were part of the repurchase program.

The following table shows the monthly fiscal 2007 stock repurchase activity:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced plan	Maximum number of shares that may yet be purchased under the plan (1)

October 2006	-	-	-	864,854
November 2006	60,000	$38.00	60,000	804,854
December 2006	-	-	-	804,854
January 2007	11,500	39.64	11,500	793,354
February 2007	8,300	40.30	8,300	785,054
March 2007	271,900	39.54	271,900	513,154
April 2007	130,000	41.95	130,000	2,883,154
May 2007	335,604	43.22	335,604	2,547,550
June 2007	96,747	43.28	96,747	2,450,803
Total	914,051	$41.54	914,051

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

On April 19, 2007, Matthews filed a Current Report on Form 8-K under Item 2.02 in connection with a press release announcing its earnings for the second fiscal quarter of 2007.

On April 20, 2007, Matthews filed a Current Report on Form 8-K under Item 8.01 in connection with a press release announcing that its Board of Directors approved the continuation of the stock repurchase program and increased the total authorization for stock repurchases by an additional 2.5 million shares.

On May 30, 2007, Matthews filed a Current Report on Form 8-K under Item 7.01 in connection with a press release announcing the resolution of a legal claim filed by Harry and Scott Pontone concerning their employment agreements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATTHEWS INTERNATIONAL CORPORATION
(Registrant)

Date: August 6, 2007	/s/ Joseph C. Bartolacci
Joseph C. Bartolacci, President
and Chief Executive Officer

Date: August 6, 2007	/s/ Steven F. Nicola
Steven F. Nicola, Chief Financial Officer,
Secretary and Treasurer