Form 10-K
period 2007-09-30
MATTHEWS INTERNATIONAL CORP
filed 2007-11-27
CIK 63296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2007
Commission File Number 0-09115

MATTHEWS INTERNATIONAL CORPORATION
(Exact name of registrant as specified in its charter)

COMMONWEALTH OF PENNSYLVANIA	25-0644320
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

TWO NORTHSHORE CENTER, PITTSBURGH, PA	15212-5851
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code	(412) 442-8200

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Class A Common Stock, $1.00 par value	NASDAQ National Market System

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☒                      No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐                      No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405a of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☒                                                        Accelerated filer ☐                                            Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

The aggregate market value of the Class A Common Stock outstanding and held by non-affiliates of the registrant, based upon the closing sale price of the Class A Common Stock on the NASDAQ National Market System on March 30, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1.3 billion.

As of  October 31, 2007, shares of common stock outstanding were: Class A Common Stock 31,014,646 shares
Documents incorporated by reference: Specified portions of the Proxy Statement for the 2008 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.  The index to exhibits is on pages 70-72.

PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION:

Any forward-looking statements contained in this Annual Report on Form 10-K (specifically those contained in Item 1, "Business", Item 1A, “Risk Factors” and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations") are included in this report pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements involve known and unknown risks and uncertainties that may cause the Company's actual results in future periods to be materially different from management's expectations.  Although Matthews International Corporation (“Matthews” or the “Company”) believes that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove correct.  Factors that could cause the Company's results to differ materially from the results discussed in such forward-looking statements principally include changes in domestic or international economic conditions, changes in foreign currency exchange rates, changes in the cost of materials used in the manufacture of the Company’s products, changes in death rates, changes in product demand or pricing as a result of consolidation in the industries in which the Company operates, changes in product demand or pricing as a result of domestic or international competitive pressures, unknown risks in connection with the Company's acquisitions, an unfavorable outcome in any litigation claims or assessments involving the Company and technological factors beyond the Company's control.  In addition, although the Company does not have any customers that would be considered individually significant to consolidated sales, changes in the distribution of the Company’s products or the potential loss of one or more of the Company’s larger customers are also considered risk factors.

ITEM 1.	BUSINESS.

Matthews, founded in 1850 and incorporated in Pennsylvania in 1902, is a designer, manufacturer and marketer principally of memorialization products and brand solutions.  Memorialization products consist primarily of bronze memorials and other memorialization products, caskets and cremation equipment for the cemetery and funeral home industries.  Brand solutions include graphics imaging products and services, marking products, and merchandising solutions. The Company's products and operations are comprised of six business segments:  Bronze, Casket, Cremation, Graphics Imaging, Marking Products and Merchandising Solutions.  The Bronze segment is a leading manufacturer of cast bronze memorials and other memorialization products, cast and etched architectural products and is a leading builder of mausoleums in the United States.  The Casket segment is a leading casket manufacturer in North America and produces a wide variety of wood and metal caskets.  The Cremation segment is a leading designer and manufacturer of cremation equipment and cremation caskets primarily in North America. The Graphics Imaging segment manufactures and provides brand solutions, printing plates, pre-press services and imaging services for the primary packaging and corrugated industries.  The Marking Products segment designs, manufactures and distributes a wide range of marking and coding equipment and consumables, and industrial automation products for identifying, tracking and conveying various consumer and industrial products, components and packaging containers.  The Merchandising Solutions segment designs and manufactures merchandising displays and systems and provides creative merchandising and marketing solutions services.

At October 31, 2007, the Company and its majority-owned subsidiaries had approximately 4,100 employees.  The Company's principal executive offices are located at Two NorthShore Center, Pittsburgh, Pennsylvania 15212, its telephone number is (412) 442-8200 and its internet website is www.matw.com.

The following table sets forth reported sales and operating profit for the Company's business segments for the past three fiscal years.  Detailed financial information relating to business segments and to domestic and international operations is presented in Note 15 (Segment Information) to the Consolidated Financial Statements included in Part II of this Annual Report on Form 10-K.

ITEM 1.	BUSINESS, continued

	Years Ended September 30,
	2007		2006		2005
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Sales to unaffiliated customers:
Memorialization:
Bronze	$229,850	30.7%	$218,004	30.4%	$205,675	32.1%
Casket	210,673	28.1	200,950	28.1	135,512	21.2
Cremation	25,166	3.3	25,976	3.6	21,497	3.4
	465,689	62.1	444,930	62.1	362,684	56.7
Brand Solutions:
Graphics Imaging	146,049	19.5	140,886	19.7	143,159	22.4
Marking Products	57,450	7.7	52,272	7.3	45,701	7.1
Merchandising Solutions	80,164	10.7	77,803	10.9	88,278	13.8
	283,663	37.9	270,961	37.9	277,138	43.3
Total	$749,352	100.0%	$715,891	100.0%	$639,822	100.0%

Operating profit:
Memorialization:
Bronze	$66,298	59.3%	$65,049	57.1%	$59,722	60.7%
Casket	11,801	10.6	16,971	14.9	12,645	12.8
Cremation	3,631	3.2	3,372	3.0	701	.7
	81,730	73.1	85,392	75.0	73,068	74.2
Brand Solutions:
Graphics Imaging	14,439	12.9	16,554	14.5	14,861	15.1
Marking Products	9,931	8.9	9,066	8.0	7,373	7.5
Merchandising Solutions	5,724	5.1	2,872	2.5	3,111	3.2
	30,094	26.9	28,492	25.0	25,345	25.8
Total	$111,824	100.0%	$113,884	100.0%	$98,413	100.0%

In fiscal 2007, approximately 75% of the Company's sales were made from the United States, and 21%, 2%, 1% and 1% were made from Europe, Canada, Australia and China, respectively.  Bronze segment products are sold throughout the world with the segment's principal operations located in the United States, Italy, Canada, and Australia.  Casket segment products are primarily sold in the United States and Canada. Cremation segment products and services are sold primarily in North America, as well as Asia, Australia, and Europe.  Products and services of the Graphics Imaging segment are sold primarily in the United States and Europe.  The Marking Products segment sells equipment and consumables directly to industrial consumers and distributors in the United States and internationally through the Company's subsidiaries in Canada, Sweden, China and through other foreign distributors.  Matthews owns a minority interest in Marking Products distributors in Singapore, Australia, France, Germany and the Netherlands.  Merchandising Solutions segment products and services are sold principally in the United States.

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

Memorial products, which comprise the majority of the Bronze segment's sales, include flush bronze memorials, flower vases, crypt plates and letters, cremation urns, niche units, cemetery features and statues, along with other related products and services. Flush bronze memorials are bronze plaques which contain personal information about a deceased individual such as name, birth date, death date and emblems.  These memorials are used in cemeteries as an alternative to upright and flush granite monuments.  The memorials are even or "flush" with the ground and therefore are preferred by many cemeteries for easier mowing and general maintenance.  In order to provide products for the granite memorial and mausoleum markets, the Company's other memorial products include community and family mausoleums, granite monuments and benches, bronze plaques, letters, emblems, vases, lights and photoceramics that can be affixed to granite monuments, mausoleums, crypts and flush memorials. Matthews is a leading builder of mausoleums within North America.  Principal customers for memorial products are cemeteries and memorial parks, which in turn sell the Company's products to the consumer.

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

ITEM 1.                      BUSINESS, continued

mausoleum construction industry includes various construction companies throughout North America and is on the basis of design, quality and price.  Competitors in the architectural market are numerous and include companies that manufacture cast and painted signs, plastic materials, sand-blasted wood and other fabricated products.

Casket:

The Casket segment is a leading manufacturer of caskets in North America.  The segment produces two types of caskets: metal and wood.  Caskets can be customized with many different options such as color, interior design, handles and trim in order to accommodate specific religious, ethnic or other personal preferences.

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

Prior to July 2005, the segment marketed its casket products primarily through independent distributors.  With the acquisition of Milso Industries Corporation in July 2005, the segment significantly expanded its internal casket distribution capabilities.  The segment now markets its casket products in the United States through a combination of Company-owned and independent casket distribution facilities.  The Company operates approximately 50 distribution centers in the United States.  Over 70% of the segment’s casket products are currently sold through Company-owned distribution centers.

The casket business is highly competitive. The segment competes with other manufacturers on the basis of product quality, price, service, design availability and breadth of product line.  The segment provides a line of casket products that it believes is as comprehensive as any of its major competitors.  There are a large number of casket industry participants operating in North America, and the industry has recently seen a few new foreign casket manufacturers, primarily from China, enter the North American market. The Casket segment and its two largest competitors account for a substantial portion of the finished caskets produced in North America.

ITEM 1.                      BUSINESS, continued

Historically, the segment's operations have experienced seasonal variations. Generally, casket sales are higher in the second quarter and lower in the fourth quarter of each fiscal year. These fluctuations are due in part to the seasonal variance in the death rate, with a greater number of deaths generally occurring in cold weather months.

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

The Company competes with several manufacturers in the cremation equipment market principally on the basis of product quality and price.  The Cremation segment and its three largest competitors account for a substantial portion of the U.S. cremation equipment market.  The cremation casket business is highly competitive. The segment competes with other cremation casket manufacturers on the basis of product quality, price and design availability.  Although there are a large number of casket industry participants, the Cremation segment and its two largest competitors account for a substantial portion of the cremation caskets sold in the United States.

Historically, the segment’s cremation casket operations have experienced seasonal variations.  These fluctuations are due in part to the seasonal variance in the death rate, with a greater number of deaths generally occurring in cold weather months.

ITEM 1.                      BUSINESS, continued

BRAND SOLUTIONS PRODUCTS AND MARKETS:

Graphics Imaging:

The Graphics Imaging segment provides brand management, pre-press services, printing plates and creative design services to the primary packaging and corrugated industries. The primary packaging industry consists of manufacturers of printed packaging materials such as boxes, flexible packaging, folding cartons and bags commonly seen at retailers of consumer goods. The corrugated packaging industry consists of manufacturers of printed corrugated containers.

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

The Graphics Imaging segment customer base consists primarily of brand owners and packaging industry converters.  Brand owners are generally large, well-known consumer products companies and retailers with a national or global presence.  These types of companies tend to purchase their graphics needs directly and supply the printing plates, or the electronic files to make the printing plates, to the packaging printer for their products.  The Graphics Imaging segment serves customers primarily in the United States and Europe.  In Europe, Matthews has subsidiaries principally in the U.K., Germany and Austria.  Products and services of these operations include pre-press packaging, digital and analog flexographic printing plates, design, artwork, lithography and color separation.

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

ITEM 1.                      BUSINESS, continued

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

The segment’s industrial automation products are based upon embedded control architecture to create innovative custom solutions which can be “productized.”  Industries that products are created for include oil exploration, material handling and security scanning.  The material handling industry customers include the largest automated assembly and mail sorting companies in the United States.

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

A portion of the segment's sales are outside the United States and are distributed through the Company's subsidiaries in Canada, Sweden and China in addition to other international distributors.  Matthews owns a minority interest in distributors in Singapore, Australia, France, Germany and the Netherlands.

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

ITEM 1.                      BUSINESS, continued

Merchandising Solutions:

The Merchandising Solutions segment provides merchandising and printing solutions for manufacturers and retailers.  The segment designs, manufactures and installs merchandising and display systems, and also provides creative merchandising and marketing solutions services.

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

The segment operates in a fragmented industry consisting primarily of a number of small, locally operated companies.  Industry competition is intense and the segment competes on the basis of reliability, creativity and providing a broad array of merchandising products and services.  The segment is unique in its ability to provide in-depth marketing and merchandising services as well as design, engineering and manufacturing capabilities.  These capabilities allow the segment to deliver complete turnkey merchandising solutions quickly and cost effectively.

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

BACKLOG:

Because the nature of the Company's Bronze, Graphics Imaging and Merchandising Solutions businesses are primarily custom products made to order with short lead times, backlogs are not generally material except for mausoleums. Backlogs vary in a range of approximately one year of sales for mausoleums. Backlogs for the Casket segment and the cremation casket businesses are not material. Cremation equipment sales backlogs vary in a range of eight to ten months of sales.  Backlogs generally vary in a range of up to four weeks of sales in the Marking Products segment.

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

ITEM 1.                      BUSINESS, continued

landfill site in York, Pennsylvania.  At this time, the Company has not been joined in any lawsuit or administrative order related to the site or its clean-up.

At September 30, 2007, an accrual of approximately $8.7 million had been recorded for environmental remediation (of which $865,000 was classified in other current liabilities), representing management's best estimate of the probable and reasonably estimable costs of the Company's known remediation obligations.  The accrual does not consider the effects of inflation and anticipated expenditures are not discounted to their present value.  While final resolution of these contingencies could result in costs different than current accruals, management believes the ultimate outcome will not have a significant effect on the Company's consolidated results of operations or financial position.

ITEM 1A.  RISK FACTORS.

Risk factors specific to the Company relate primarily to the legal proceedings described more fully in Item 3 “Legal Proceedings” of this Form 10-K. Other general risk factors that could affect the Company’s future results principally include changes in domestic or international economic conditions, changes in foreign currency exchange rates, changes in the cost of materials used in the manufacture of the Company’s products, changes in death rates, changes in product demand or pricing as a result of consolidation in the industries in which the Company operates, changes in product demand or pricing as a result of domestic or international competitive pressures, unknown risks in connection with the Company's acquisitions, and technological factors beyond the Company's control.  In addition, although the Company does not have any customers that would be considered individually significant to consolidated sales, changes in the distribution of the Company’s products or the potential loss of one or more of the Company’s larger customers are also considered risk factors.  These factors are also included in this Form 10-K under the caption “Cautionary Statement Regarding Forward-Looking Information.”

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2.	PROPERTIES.

Principal properties of the Company and its majority-owned subsidiaries as of October 31, 2007 were as follows (properties are owned by the Company except as noted):

Location	Description of Property	Square Feet
Bronze:
Pittsburgh, PA	Manufacturing / Division Offices	97,000
Kingwood, WV	Manufacturing	121,000
Melbourne, Australia	Manufacturing	26,000(1)
Parma, Italy	Manufacturing / Warehouse	231,000(1)
Searcy, AR	Manufacturing	113,000
Seneca Falls, NY	Manufacturing	21,000

Casket (3):
Monterrey, Mexico	Manufacturing	178,000(1)
Richmond, IN	Manufacturing	55,000(1)
Richmond, IN	Manufacturing / Metal Stamping	92,000
Richmond, IN	Injection Molding	18,000(1)
York, PA	Manufacturing	307,000

Cremation:
Apopka, FL	Manufacturing / Division Offices	40,000
Richmond, IN	Manufacturing	129,000(1)

Graphics Imaging:
Pittsburgh, PA	Manufacturing / Division Offices	56,000
Julich, Germany	Manufacturing / Division Offices	24,000
Atlanta, GA	Manufacturing	16,000
Beverly, MA	Manufacturing	14,500(1)
Dallas, TX	Manufacturing	15,000(1)
Denver, CO	Manufacturing	12,000(1)
Goslar, Germany	Manufacturing	39,000(1)
Kansas City, MO	Manufacturing	42,000(1)
Leeds, England	Manufacturing	64,000(1)
Munich, Germany	Manufacturing	10,000(1)
Nuremberg, Germany	Manufacturing	27,000(1)
Oakland, CA	Manufacturing	21,000(1)
St. Louis, MO	Manufacturing	25,000
Vienna, Austria	Manufacturing	38,000(1)

Marking Products:
Pittsburgh, PA	Manufacturing / Division Offices	85,000
Gothenburg, Sweden	Manufacturing / Distribution	28,000(1)
Tualatin, OR	Manufacturing	15,000(1)
Beijing, China	Manufacturing	100,000(1)

Merchandising Solutions:
East Butler, PA	Manufacturing / Division Offices	630,000(2)

Corporate Office:
Pittsburgh, PA	General Offices	48,000

(1)	These properties are leased by the Company under operating lease arrangements. Rent expense incurred by the Company for all leased facilities was approximately $12.4 million in fiscal 2007.
(2)	Approximately ten percent of this building is leased to unrelated parties.
(3)	In addition to the properties listed, the Casket division leases warehouse facilities totaling approximately 789,000 square feet in 21 states under operating leases.

ITEM 2.	PROPERTIES, continued

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

On May 30, 2007, York resolved the legal claim filed by Harry Pontone and Scott Pontone (the “Pontones”) concerning their employment agreements.  Under the resolution, York agreed to accelerate the timing of scheduled payments totaling $8.0 million as originally contemplated at the time of the acquisition of Milso Industries and consistent with the earn-out provisions of the Pontones’ employment agreements.

On July 20, 2007, York reached a settlement agreement with Yorktowne Caskets, Inc. (“Yorktowne”) and its shareholders finally resolving all outstanding litigation between the parties.  In exchange for the mutual releases, the principal terms of the settlement included the assignment by Yorktowne of certain customer and employment-related contracts to York Distribution Company (“YDC”), a wholly-owned subsidiary of York, and the purchase by YDC of certain assets, including York-product inventory, of Yorktowne.  The purchase price for the assets was $7.7 million, plus the value of the inventory.  Notwithstanding the foregoing, York’s lawsuit against the additional co-defendant, Batesville Casket Company, Inc. (“Batesville”), filed in the Court of Common Pleas of Allegheny County, Pennsylvania, remains pending.

On July 30, 2007, Batesville filed a complaint against York for damages and injunctive relief in the United States District Court for the Southern District of Ohio alleging, in part, that York’s settlement with Yorktowne resulted in the commission of the tort of intentional interference of Batesville’s supply agreement with Yorktowne dated April 15, 2007 (the “Complaint”).  York has preliminarily filed a responsive pleading to the allegations pled by Batesville in the Complaint.  The Company intends to vigorously defend against the allegations set forth in the pending Complaint and does not presently believe that the ultimate resolution of this matter will have a material adverse impact on the Company’s financial position, results of operations or cash flows.

On September 12, 2007, York reached a settlement agreement with Horizon Casket Group, Inc. (“Horizon”), Delta Casket Enterprises, Inc., Delta Casket Company, Inc., Delta-Southern Casket Company, William W. Grubbs, Jr. and Gerald Kilpatrick (collectively the “Delta Defendants”) addressing litigation previously pending in the United Stated District Court for the Southern District of Texas, Houston Division.  In exchange for mutual releases, Horizon and the Delta Defendants agreed to pay York the lump sum payment of $3.5 million. In connection with the same claims, York reached a settlement agreement with York Southern, Inc. and affiliates earlier in fiscal 2007.

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the Company's security holders during the fourth quarter of fiscal 2007.

OFFICERS AND EXECUTIVE MANAGEMENT OF THE REGISTRANT

The following information is furnished with respect to officers and executive management as of October 31, 2007:

Name	Age	Positions with Registrant

Joseph C. Bartolacci	47	President and Chief Executive Officer

David F. Beck	55	Controller

David J. DeCarlo	62	Vice Chairman

C. Michael Dempe	51	Chief Operating Officer, Cloverleaf Group, Inc.

James P. Doyle	56	Group President, Memorialization

Brian J. Dunn	50	Group President, Graphics and Marking Products

Steven F. Nicola	47	Chief Financial Officer, Secretary
		and Treasurer

Timothy S. O’Brien	43	President, Bronze Division

Paul F. Rahill	50	President, Cremation Division

Franz J. Schwarz	59	President, Graphics Europe

Joseph C. Bartolacci was appointed President and Chief Executive Officer effective October 1, 2006.  He had been President and Chief Operating Officer since September 1, 2005.  Mr. Bartolacci was elected to the Board of Directors on November 15, 2005.  He had been President, Casket Division since February 2004 and Executive Vice President of Matthews since January 1, 2004.  He had been President, Matthews Europe since April 2002. Prior thereto, he was President, Caggiati, S.p.A. (a wholly-owned subsidiary of Matthews International Corporation) and served as General Counsel of Matthews.

David F. Beck was appointed Controller effective September 15, 2003.  Prior thereto, he was Vice President, Finance for the Company’s Casket segment.

David J. DeCarlo, a Director of the Company since 1987, was appointed Vice Chairman effective September 1, 2005.  Mr. DeCarlo had been Group President, Bronze and Casket Divisions since February 2004 and prior thereto had been President, Bronze Division.

C. Michael Dempe joined the Company as Chief Operating Officer of Cloverleaf Group, Inc. (“Cloverleaf”), a wholly-owned subsidiary of Matthews International Corporation, in July 2004.  Cloverleaf was acquired by Matthews in July 2004.  Prior thereto, he was President and Chief Operating Officer of iDL, Inc., a predecessor company to Cloverleaf.

James P. Doyle joined the Company as Group President, Memorialization in December 2006.  Prior to joining Matthews, he served as President, Kohler Engine Business, (a manufacturer of air and liquid-cooled four cycle engines), a division of Kohler Company, from 2004 to 2006.  From 2000 to 2004, Mr. Doyle served as President of Fasco Industries, Inc., a division of Invensys PLC, which manufactured custom blowers, motors and gear-motors for global markets.

OFFICERS AND EXECUTIVE MANAGEMENT OF THE REGISTRANT, continued

Brian J. Dunn was appointed Group President, Graphics and Marking Products effective September 1, 2007.  Prior thereto, Mr. Dunn had been President, Marking Products Division.

Steven F. Nicola was appointed Chief Financial Officer, Secretary and Treasurer effective December 1, 2003.  Prior thereto, he was Vice President, Accounting and Finance.

Timothy S. O’Brien joined the Company in October 2007 as President, Bronze Division.  Prior to joining the Company, Mr. O’Brien served in senior management positions in the Cooper Lighting Division of Cooper Industries, a public company that produces and markets electrical products, tools, hardware and metal support products, since 2002.

Paul F. Rahill was appointed President, Cremation Division in October 2002.

Franz J. Schwarz was named President, Graphics Europe in May 2006.  He has been Managing Director of Matthews International GmbH (a wholly-owned subsidiary of Matthews International Corporation) since 2000. He was a partial owner of S+T Gesellschaft fur Reprotechnik GmbH (“S+T GmbH”), a provider of printing plates and print services located in Julich, Germany, until September 30, 2005.  Matthews International GmbH owns an 80% interest in S+T GmbH as of September 30, 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information:

The authorized common stock of the Company consists of 70,000,000 shares of Class A Common Stock, $1 par value.  The Company's Class A Common Stock is traded on the NASDAQ National Market System under the symbol “MATW”.  The following table sets forth the high, low and closing prices as reported by NASDAQ for the periods indicated:

	High	Low	Close
Fiscal 2007:
Quarter ended: September 30, 2007	$48.22	$36.76	$43.80
June 30, 2007	44.97	37.61	43.61
March 31, 2007	42.35	38.13	40.70
December 31, 2006	41.75	35.13	39.35

Fiscal 2006:
Quarter ended: September 30, 2006	$38.25	$31.02	$36.79
June 30, 2006	38.32	33.21	34.47
March 31, 2006	39.98	35.03	38.26
December 31, 2005	40.49	34.25	36.41

The Company has a stock repurchase program, which was initiated in 1996.  Under the program, the Company's Board of Directors has authorized the repurchase of a total of 12,500,000 shares of Matthews’ common stock, of which 10,501,443 shares have been repurchased as of September 30, 2007.  The buy-back program is designed to increase shareholder value, enlarge the Company's holdings of its common stock, and add to earnings per share.  Repurchased shares may be retained in treasury, utilized for acquisitions, or reissued to employees or other purchasers, subject to the restrictions of the Company’s Restated Articles of Incorporation.

All purchases of the Company’s common stock during fiscal 2007 were part of this repurchase program.

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS (continued)

The following table shows the monthly fiscal 2007 stock repurchase activity:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced plan	Maximum number of shares that may yet be purchased under the plan (1)

October 2006	-	$-	-	864,854
November 2006	60,000	38.00	60,000	804,854
December 2006	-	-	-	804,854
January 2007	11,500	39.64	11,500	793,354
February 2007	8,300	40.30	8,300	785,054
March 2007	271,900	39.54	271,900	513,154
April 2007	130,000	41.95	130,000	2,883,154
May 2007	335,604	43.22	335,604	2,547,550
June 2007	96,747	43.28	96,747	2,450,803
July 2007	210,000	39.28	210,000	2,240,803
August 2007	205,196	40.91	205,196	2,035,607
September 2007	37,050	42.09	37,050	1,998,557
Total	1,366,297	$41.11	1,366,297

(1) In April 2007, the Company’s Board of Directors authorized the purchase of an additional 2,500,000 shares of Matthews common stock, bringing the total authorization for stock repurchases to 12,500,000 shares.

Holders:

Based on records available to the Company, the number of registered holders of the Company's common stock was 500 at October 31, 2007.

Dividends:

A quarterly dividend of $.06 per share was paid for the fourth quarter of fiscal 2007 to shareholders of record on October 31, 2007. The Company paid quarterly dividends of $.055 per share for the first three quarters of fiscal 2007 and the fourth quarter of fiscal 2006.   The Company paid quarterly dividends of $.05 per share for the first three quarters of fiscal 2006 and the fourth quarter of fiscal 2005.  The Company paid quarterly dividends of $.045 per share for the first three quarters of fiscal 2005.

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

ITEM 5.                      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS, continued

Performance Graph:

During fiscal 2007, the Company’s common stock was added to the Standard & Poor’s (“S&P”) MidCap 400 Index.  Accordingly, the performance graph includes the S&P MidCap 400 Index as well as the S&P 500 Index and S&P SmallCap 600 Index included in the prior year performance graph

COMPARISON OF FIVE-YEAR CUMULATIVE RETURN *
AMONG MATTHEWS INTERNATIONAL CORPORATION,
S&P 500 INDEX, S&P MIDCAP 400 INDEX AND S&P SMALLCAP 600 INDEX **

Note: Performance graph assumes $100 invested on October 1, 2002 in Matthews International Corporation Common Stock, Standard & Poor's (S&P) 500 Index, S&P MidCap 400 Index and S&P SmallCap 600 Index.  The results are not necessarily indicative of future performance.

ITEM 6.	SELECTED FINANCIAL DATA.

	Years Ended September 30,
	2007(1)	2006 (2)	2005	2004	2003 (3)
	(Amounts in thousands, except per share data)
	(Not Covered by Report of Independent Registered Public Accounting Firm)
Net sales	$749,352	$715,891	$639,822	$508,801	$458,865

Gross profit	280,457	271,933	223,075	193,754	170,302

Operating profit	111,824	113,884	98,413	95,078	77,816

Interest expense	8,119	6,995	2,966	1,998	2,852

Income before income taxes	103,716	105,408	93,056	89,117	71,086

Income taxes	38,990	38,964	34,985	34,584	27,582

Net income	$64,726	$66,444	$58,071	$54,533	$43,504

Earnings per common share:
Diluted	$2.04	$2.06	$1.79	$1.68	$1.35
Basic	2.05	2.08	1.81	1.69	1.37

Weighted-average common
shares outstanding:
Basic	31,566	31,999	32,116	32,217	31,686
Diluted	31,680	32,252	32,381	32,542	32,147

Cash dividends per share	$.225	$.205	$.185	$.165	$.123

Total assets	$771,069	$716,090	$665,455	$533,432	$443,294
Long-term debt, non-current	142,273	120,289	118,952	54,389	57,023

(1)
Fiscal 2007 included a net pre-tax charge of approximately $8,765 which consisted of a pre-tax charge of approximately $9,373 related to the acceleration of earn-out payments in the resolution of employment agreements from the Milso Industries acquisition and pre-tax charges of $3,515 primarily related to severance costs incurred in several of the Company’s segments, partially offset by a pre-tax gain of $1,322 on the sale of the merchandising consulting business in the Merchandising Solutions segment and favorable legal settlements, net of related legal costs incurred, of approximately $2,801.

(2)
Fiscal 2006 included a net pre-tax gain of $1,016 which consisted of a pre-tax gain of $2,670 from the sale of a facility and a pre-tax charge of approximately $1,654 related to asset impairments and related costs.

(3)	Fiscal 2003 included a net pre-tax charge of approximately $1,000 which consisted of a pre-tax gain of $2,600 on the sale of a facility and a goodwill impairment charge of $3,600.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

	Years Ended
	September 30,			Percentage Change
				2007-	2006-
	2007	2006	2005	2006	2005
Sales	100.0%	100.0%	100.0%	4.7%	11.9%
Gross profit	37.4	38.0	34.9	3.1	21.9
Operating profit	14.9	15.9	15.4	(1.8)	15.7
Income before taxes	13.8	14.7	14.5	(1.6)	13.3
Net income	8.6	9.3	9.1	(2.6)	14.4

Comparison of Fiscal 2007 and Fiscal 2006:

Sales for the year ended September 30, 2007 were $749.4 million, compared to $715.9 million for the year ended September 30, 2006.  The increase reflected higher sales in five of the Company’s six segments, and included the effect of higher foreign currency values against the U.S. dollar.  For the year ended September 30, 2007, changes in foreign currency values against the U.S. dollar had a favorable impact of approximately $13.6 million on the Company’s consolidated sales compared to the year ended September 30, 2006.

In the Memorialization businesses, Bronze segment sales for fiscal 2007 were $229.8 million compared to $218.0 million for fiscal 2006.  The increase primarily reflected higher selling prices and increases in the value of foreign currencies against the U.S. dollar.  The higher selling prices were generally related to increases in the cost of bronze ingot.  Sales for the Casket segment were $210.7 million for fiscal 2007 compared to $201.0 million for the same period in fiscal 2006. The increase mainly resulted from the segment’s transition to Company-owned distribution in certain territories.  Unit sales through Company-owned distribution are at higher price levels than sales to independent distributors.  Sales for the Cremation segment were $25.2 million for fiscal 2007 compared to $26.0 million a year ago.  The decrease primarily reflected lower sales volume of cremation equipment units, which was partially due to the timing of delivery of several units at the end of fiscal 2007.  In the Company’s Brand Solutions businesses, sales for the Graphics Imaging segment in fiscal 2007 were $146.0 million, compared to $140.9 million a year ago.  The increase was mainly due to an increase in the value of foreign currencies against the U.S. dollar and higher sales in the German markets, partially offset by lower sales in the U.S. and U.K. markets. Marking Products segment sales for the year ended September 30, 2007 were $57.5 million, compared to $52.3 million for fiscal 2006.  The increase primarily reflected higher domestic and international sales volume, the acquisition of an interest in a Chinese ink-jet equipment manufacturer in June 2007 and an increase in the value of foreign currencies against the U.S. dollar.  Sales for the Merchandising Solutions segment were $80.2 million for fiscal 2007, compared to $77.8 million a year ago.  The increase is attributable to a significant project completed in the second quarter for one of the segment’s customers.  Excluding this project, sales declined from a year ago, reflecting lower demand.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS, continued

Gross profit for the year ended September 30, 2007 was $280.5 million, compared to $271.9 million for the year ended September 30, 2006.  The increase in consolidated gross profit primarily reflected the impact of higher sales, higher foreign currency values against the U.S. dollar, productivity improvements in the Casket segment’s manufacturing facility in Mexico, and other manufacturing and cost reduction initiatives. These gains were partially offset by the impact of lower sales in the U.K. graphics market, the higher cost of bronze ingot in fiscal 2007 compared to fiscal 2006 and the impact of special charges incurred by several of the Company’s segments. Consolidated gross profit as a percent of sales decreased from 38.0% for fiscal 2006 to 37.4% for fiscal 2007, principally resulting from the factors noted above.

Selling and administrative expenses for the year ended September 30, 2007 were $168.6 million, compared to $158.0 million for fiscal 2006.  Consolidated selling and administrative expenses as a percent of sales were 22.5% for the year ended September 30, 2007, compared to 22.1% last year.  The increases in costs and percentage of sales primarily resulted from the expansion of the Casket segment’s distribution capabilities and special charges incurred in several of the Company’s segments, the most significant of which was a Casket segment charge related to the acceleration of earn-out payments in the resolution of employment agreements from the fiscal 2005 acquisition of Milso Industries (“Milso”).  These increases were partially offset by settlements of several Casket segment legal claims during fiscal 2007.

Operating profit for fiscal 2007 was $111.8 million, compared to $113.9 million for fiscal 2006.  Fiscal 2007 operating profit included unusual items which had a net unfavorable impact of $8.8 million.  The most significant portion of these charges (approximately $9.4 million) related to the acceleration of earn-out payments in the resolution of employment agreements from the Milso acquisition.  Fiscal 2006 operating profit included unusual items which had a net favorable impact of $1.0 million.

Operating profit reflected the positive impact of higher sales, increases in the values of foreign currencies against the U.S. dollar, and productivity improvements and cost reduction initiatives in several of the Company’s segments.  Bronze segment operating profit for fiscal 2007 was $66.3 million, compared to $65.0 million for fiscal 2006.  The increase reflected the impact of higher sales and an increase in the value of foreign currencies against the U.S. dollar, partially offset by the higher cost of bronze ingot in fiscal 2007.  Operating profit for the Casket segment for fiscal 2007 was $11.8 million, compared to $17.0 million for fiscal 2006.  Casket segment operating profit reflected special charges of approximately $10.0 million, including costs related to the resolution of employment agreements from the Milso acquisition and severance costs related to cost reduction initiatives in certain operations.  These charges were partially offset by favorable litigation settlements ($2.8 million net of legal costs incurred) in the fiscal 2007 fourth quarter. In addition, the segment’s results reflected additional selling and administrative costs related to the expansion of the segment’s distribution capabilities in certain territories.  Cremation segment operating profit for the year ended September 30, 2007 was $3.6 million, compared to $3.4 million a year ago.  The increase was mainly attributable to the impact of improved price realization and cost reduction initiatives.  The Graphics Imaging segment operating profit for fiscal 2007 was $14.4 million, compared to $16.6 million for 2006.  The decrease primarily reflected the impact of lower sales in the U.K. market and special charges (mainly severance costs) of approximately $2.2 million related to cost reduction initiatives in the segment’s U.S. and U.K. operations, partially offset by higher sales in the German markets and an increase in foreign currency values against the U.S. dollar.  Operating profit for the Marking Products segment for fiscal 2007 was $9.9 million, compared to $9.1 million a year ago.  The increase resulted principally from higher sales and the acquisition made in June 2007, partially offset by higher overhead costs during fiscal 2007.  The Merchandising Solutions segment operating profit was $5.7 million for fiscal 2007, compared to $2.9 million for fiscal 2006.  The increase primarily reflected the impact of higher sales attributable to a significant project completed in the second quarter for one of the segment’s customers, a net gain of $1.3 million recognized on the sale of the segment’s merchandising consulting business in the fourth quarter of fiscal 2007 and the favorable effects of the segment’s facilities consolidation program.  Excluding the gain on the

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS, continued

sale of the consulting business, the Merchandising Solutions segment reported an operating loss during the fourth quarter of fiscal 2007, compared to an operating profit of $1.3 million for fiscal 2006. The decline principally reflected lower sales during the fiscal 2007 fourth quarter compared to the same period a year ago.  For the year ended September 30, 2007, changes in foreign currency values against the U.S. dollar had a favorable impact of approximately $2.4 million on the Company’s consolidated operating profit compared to the year ended September 30, 2006.

Investment income for the year ended September 30, 2007 was $2.4 million, compared to $1.4 million for the year ended September 30, 2006.  The increase reflected higher average levels of invested funds and higher rates of return. Interest expense for fiscal 2007 was $8.1 million, compared to $7.0 million last year.  The increase in interest expense primarily reflected a higher average level of debt and higher average interest rates during fiscal 2007 compared to fiscal 2006.

Other income, net, for year ended September 30, 2007 was $354,000, compared to other income of $70,000 last year.  Minority interest deduction was $2.7 million for fiscal 2007, compared to $3.0 million in fiscal 2006.  The reduction reflected the Company’s purchase of the remaining ownership interest in one of its less than wholly-owned German subsidiaries in September 2006.

The Company's effective tax rate for fiscal 2007 was 37.6%, compared to 37.0% for fiscal 2006.  The fiscal 2006 effective tax rate reflected the favorable tax impact from the sale of property in the fourth quarter.  The difference between the Company's effective tax rate and the Federal statutory rate of 35.0% primarily reflected the impact of state and foreign income taxes.

Comparison of Fiscal 2006 and Fiscal 2005:

Sales for the year ended September 30, 2006 were $715.9 million and were $76.1 million, or 11.9%, higher than sales of $639.8 million for the year ended September 30, 2005.  The increase resulted principally from the acquisition of Milso in July 2005, and higher sales in the Cremation, Marking Products and Bronze segments.  These increases were partially offset by the effect of lower sales in the Merchandising Solutions segment and lower foreign currency values against the U.S. dollar.  Bronze segment sales for fiscal 2006 were $218.0 million, compared to $205.7 million for fiscal 2005.  The higher level of Bronze segment sales principally reflected an increase in memorial sales (which included price surcharges related to increases in the cost of bronze ingot) and higher mausoleum sales.  Sales for the Casket segment were $201.0 million for fiscal 2006, compared to $135.5 million for fiscal 2005.  The increase reflected the acquisition of Milso.  Excluding Milso, fiscal 2006 sales volume was lower than fiscal 2005, partially attributable to the transition to Company-owned distribution in certain territories and a lower death rate for the year.  Sales for the Cremation segment were $26.0 million for the year ended September 30, 2006, compared to $21.5 million for fiscal 2005.  The increase primarily reflected higher sales of cremation equipment and cremation caskets.  Sales for the Graphics Imaging segment in fiscal 2006 were $140.9 million, compared to $143.2 million in fiscal 2005.  The decrease primarily reflected a lower value of the Euro against the U.S. dollar and a decline in volume in certain German markets.  Marking Products segment sales for the year ended September 30, 2006 were $52.3 million, compared to $45.7 million for the year ended September 30, 2005.  The increase of $6.6 million was principally due to higher worldwide ink-jet coating business and domestic sales volume, particularly in the segment’s industrial automation business.  Sales for the Merchandising Solutions segment were $77.8 million for fiscal 2006, compared to $88.3 million for fiscal 2005.  The decline was attributable to lower sales of merchandising systems and displays.  Additionally, fiscal 2005 included sales for several promotional programs that did not repeat in fiscal 2006.  Lower foreign currency values against the U.S. dollar had an unfavorable impact of approximately $2.6 million on the Company’s consolidated sales compared to the prior year.

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

ITEM 7.                      MANAGEMENT'S DISCUSSION AND ANALYSIS, continued

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

LIQUIDITY AND CAPITAL RESOURCES:

Net cash provided by operating activities was $74.6 million for the year ended September 30, 2007, compared to $66.3 million and $70.9 million for fiscal 2006 and 2005, respectively.  Operating cash flow for fiscal 2007 primarily reflected net income adjusted for depreciation and amortization, stock-based compensation expense, an increase in minority interest and an increase in deferred taxes, partially offset by a $5.0 million cash contribution to the Company’s principal pension plan and an increase in working capital.  The increase in working capital is mainly attributable to higher inventory levels resulting from the Casket segment’s further expansion of its distribution capabilities.  Operating cash flow for fiscal 2006 primarily reflected net income adjusted for depreciation and amortization, stock-based compensation expense and an increase in minority interest, partially offset by an increase in working capital.  The lower level of cash provided by operating activities in fiscal 2006 was attributable to an increase in working capital primarily resulting from higher levels of accounts receivable and inventories with the Casket segment’s expansion of its distribution capabilities.  Operating cash flow for fiscal 2005 primarily reflected net income adjusted for depreciation and amortization, stock-based compensation expense and an increase in minority interest, partially offset by an increase in working capital, primarily accounts receivable and inventory.

Cash used in investing activities was $38.7 million for the year ended September 30, 2007, compared to $48.8 million and $139.0 million for fiscal years 2006 and 2005, respectively.  Investing activities for fiscal 2007 primarily reflected payments (net of cash acquired) of $23.8 million for acquisitions, capital expenditures of $20.6 million, net purchases of  investments of $1.1 million and proceeds of $6.9 million from the sale of assets.  Investing activities for fiscal 2006 primarily reflected payments (net of cash acquired) of $32.3 million for acquisitions, capital expenditures of $19.4 million, and proceeds of $3.1 million from the sale of assets.    Investing activities for fiscal 2005 primarily included payments (net of cash acquired) of $109.4 million for acquisitions, capital expenditures of $28.1 million, net purchases of investments of $2.6 million and proceeds of $1.1 million from the sale of assets.  See “Acquisitions” for further discussion of the Company’s acquisitions.

Capital expenditures were $20.6 million for the year ended September 30, 2007, compared to $19.4 million and $28.1 million for fiscal 2006 and 2005, respectively. The higher level of capital spending in fiscal 2005 reflected capital expenditures in connection with establishment of the casket manufacturing facility in Mexico and the acquisition of production facilities for the Merchandising Solutions segment and a European graphics business.  Capital expenditures in each of the last three fiscal years reflected reinvestment in the Company's business segments and were made primarily for the purchase of new manufacturing machinery, equipment and facilities designed to improve product quality, increase manufacturing efficiency, lower production costs and meet regulatory requirements.  Capital expenditures for the last three fiscal years were primarily financed through operating cash.

Capital spending for property, plant and equipment has averaged $22.7 million for the last three fiscal years.  The capital budget for fiscal 2008 is $25.2 million.  The Company expects to generate sufficient cash from operations to fund all anticipated capital spending projects.

ITEM 7.                      MANAGEMENT'S DISCUSSION AND ANALYSIS, continued

Cash used in financing activities for the year ended September 30, 2007 was $27.1 million, reflecting treasury stock purchases of $56.5 million, net proceeds of long-term debt of $17.7 million, proceeds of $16.5 million from the sale of treasury stock (stock option exercises), a tax benefit of $3.8 million from exercised stock options, dividends of $7.1 million ($0.225 per share) to the Company’s shareholders and distributions of $1.6 million to minority interests.  Cash used in financing activities for the year ended September 30, 2006 was $29.0 million, reflecting treasury stock purchases of $17.5 million, net repayments of long-term debt of $2.1 million, proceeds of $2.0 million from the sale of treasury stock (stock option exercises), a tax benefit of $637,000 from exercised stock options, dividends of $6.6 million ($0.205 per share) to the Company’s shareholders and distributions of $5.5 million to minority interests.  Cash provided by financing activities for the year ended September 30, 2005 was $44.8 million, reflecting proceeds, net of repayments, from long-term debt of $75.7 million, treasury stock purchases of $27.9 million, proceeds of $5.9 million from the sale of treasury stock (stock option exercises), a tax benefit of $2.5 million from exercised stock options, dividends of $5.9 million ($0.185 per share) to the Company’s shareholders and distributions of $5.5 million to minority interests.

The Company has a domestic Revolving Credit Facility with a syndicate of financial institutions.  In September 2007, the maximum amount of borrowings available under the facility was increased from $175.0 million to $225.0 million and the facility’s maturity was extended to September 10, 2012. Borrowings under the amended facility bear interest at LIBOR plus a factor ranging from .40% to .80% based on the Company’s leverage ratio.  The leverage ratio is defined as net indebtedness divided by EBITDA (earnings before interest, taxes, depreciation and amortization).  The Company is required to pay an annual commitment fee ranging from .15% to .25% (based on the Company’s leverage ratio) of the unused portion of the facility.  The Revolving Credit Facility, as amended, requires the Company to maintain certain leverage and interest coverage ratios.  A portion of the facility (not to exceed $10.0 million) is available for the issuance of trade and standby letters of credit. Outstanding borrowings on the Revolving Credit Facility at September 30, 2007 and 2006 were $147.8 million and $123.2 million, respectively.  The weighted-average interest rate on outstanding borrowings at September 30, 2007 and 2006 was 5.08% and 4.88%, respectively.

The Company has entered into the following interest rate swaps:

Date	Initial Amount	Fixed Interest Rate	Interest Rate Spread at September 30, 2007	Equal Quarterly Payments	Maturity Date
April 2004	$50 million	2.66%	.40%	$2.5 million	April 2009
September 2005	50 million	4.14	.40	3.3 million	April 2009
August 2007	15 million	5.07	.40	-	April 2009
August 2007	10 million	5.07	.40	-	April 2009
September 2007	25 million	4.77	.40	-	September 2012

The interest rate swaps have been designated as cash flow hedges of the future variable interest payments under the Revolving Credit Facility which are considered probable of occurring.  Based on the Company’s assessment, all the critical terms of each of the hedges matched the underlying terms of the hedged debt and related forecasted interest payments, and as such, these hedges were considered highly effective.

The fair value of the interest rate swaps reflected an unrealized gain of $292,000 ($178,000 after tax) at September 30, 2007 that is included in equity as part of accumulated other comprehensive income.  Assuming market rates remain constant with the rates at September 30, 2007, approximately $122,000 of the $178,000 gain included in accumulated other comprehensive income is expected to be recognized in earnings as an adjustment to interest expense over the next twelve months.

ITEM 7.                      MANAGEMENT'S DISCUSSION AND ANALYSIS, continued

The Company, through its wholly-owned subsidiary, Matthews International GmbH (“MIGmbH”), has a credit facility with National Westminster Bank Plc for borrowings up to 10.0 million Euros ($14.3 million).  Outstanding borrowings under the credit facility totaled 8.0 million Euros ($11.4 million) and 8.5 million Euros ($10.8 million) at September 30, 2007 and 2006, respectively.  The weighted-average interest rate on outstanding MIGmbH related borrowings at September 30, 2007 and 2006 was 4.90% and 3.69%, respectively.

The Company, through its wholly-owned subsidiary, Matthews International S.p.A., has several loans with various Italian banks.  Outstanding borrowings on these loans totaled 5.1 million Euros ($7.3 million) and 8.0 million Euros ($10.2 million) at September 30, 2007 and 2006, respectively.  Matthews International S.p.A. also has three lines of credit totaling 8.4 million Euros ($11.9 million) with the same Italian banks.  Outstanding borrowings on these lines were 1.4 million Euros ($2.0 million) and 2.3 million Euros ($3.0 million) at September 30, 2007 and 2006, respectively.  The weighted-average interest rate on outstanding Matthews International S.p.A. related borrowings at September 30, 2007 and 2006 was 3.26% and 3.17%, respectively.

The Company has a stock repurchase program, which was initiated in 1996.  As of September 30, 2007, the Company's Board of Directors had authorized the repurchase of a total of 12,500,000 shares of Matthews’ common stock under the program, of which 10,501,443 shares had been repurchased as of September 30, 2007.  The buy-back program is designed to increase shareholder value, enlarge the Company's holdings of its common stock, and add to earnings per share.  Repurchased shares may be retained in treasury, utilized for acquisitions, or reissued to employees or other purchasers, subject to the restrictions of the Company’s Restated Articles of Incorporation.

Consolidated working capital of the Company was $143.1 million at September 30, 2007, compared to $105.6 million and $86.6 million at September 30, 2006 and 2005, respectively.  Working capital at September 30, 2007 reflected higher levels of inventories resulting primarily from the Casket segment’s expansion of its distribution capabilities. Working capital at September 30, 2006 reflected higher levels of accounts receivable and inventories resulting primarily from the Casket segment’s expansion of its distribution capabilities. Cash and cash equivalents were $44.0 million at September 30, 2007, compared to $29.7 million and $39.6 million at September 30, 2006 and 2005, respectively.  The Company's current ratio at September 30, 2007 was 2.2, compared to 1.8 and 1.6 at September 30, 2006 and 2005, respectively.

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

At September 30, 2007, an accrual of approximately $8.7 million had been recorded for environmental remediation (of which $865,000 was classified in other current liabilities), representing management's best estimate of the probable and reasonably estimable costs of the Company's known remediation obligations.  The accrual, which reflects previously established reserves assumed with the acquisition of York and additional reserves recorded as a purchase accounting adjustment, does not consider the effects of inflation and anticipated expenditures are not discounted to their present value.  Changes in the accrued environmental remediation obligation

ITEM 7.                      MANAGEMENT'S DISCUSSION AND ANALYSIS, continued

from the prior fiscal year reflect payments charged against the accrual.  While final resolution of these contingencies could result in costs different than current accruals, management believes the ultimate outcome will not have a significant effect on the Company's consolidated results of operations or financial position.

ACQUISITIONS:

Fiscal 2007:

Acquisition spending, net of cash acquired, during the year ended September 30, 2007 totaled $23.8 million, and primarily included the following:

In July 2007, York reached a settlement agreement with Yorktowne Caskets, Inc. and its shareholders (collectively “Yorktowne”) with respect to all outstanding litigation between the parties.  In exchange for the mutual release, the principal terms of the settlement included the assignment by Yorktowne of certain customer and employment-related contracts to York and the purchase by York of certain assets, including York-product inventory, of Yorktowne.

In June 2007, the Company acquired a 60% interest in Beijing Kenuohua Electronic Technology Co., Ltd., (“Kenuohua”), an ink-jet equipment manufacturer, headquartered in Beijing, China.  The acquisition was structured as a stock purchase.  The acquisition was intended to expand Matthews’ marking products manufacturing and distribution capabilities in Asia.

In December 2006, the Company paid additional purchase consideration of $7.0 million under the terms of the Milso  acquisition agreement.

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

In September 2005, the Company acquired an additional 30% interest in S+T which was paid in October 2005.  The Company had acquired a 50% interest in S+T in 1998.

ITEM 7.                      MANAGEMENT'S DISCUSSION AND ANALYSIS, continued

Fiscal 2005:

Acquisition spending, net of cash acquired, during the year ended September 30, 2005 totaled $109.4 million, and primarily included the following:

In July 2005, the Company acquired Milso, a leading manufacturer and marketer of caskets in the United States.  Milso, headquartered in Brooklyn, New York, has manufacturing operations in Richmond, Indiana and maintains distribution centers throughout the Northeast, Mid-Atlantic, Midwest and Southwest regions of the United States.  The transaction was structured as an asset purchase, at an initial purchase price of approximately $95.0 million.  In connection with the contingent consideration provisions of the acquisition agreement, the Company paid additional purchase consideration in
December 2006.  The additional consideration was recorded as additional purchase price as of September 30, 2006.  The acquisition was intended to expand Matthews’ products and services in the United States casket market.

In June 2005, the Company paid additional consideration to the minority owner of Rudolf Reproflex GmbH (“Rudolf”) under the terms of the original acquisition agreement.  The Company had acquired a 75% interest in Rudolf in 2001.

DISPOSITION:

In August 2007, the Company sold the consulting services portion of its Merchandising Solutions segment. The transaction resulted in a pre-tax gain of $1.3 million, which was recorded as a reduction in administrative expenses in the Company’s Consolidated Statement of Income.

FORWARD-LOOKING INFORMATION:

The Company’s objective with respect to operating performance is to increase annual earnings per share in the range of 12% to 15% over the long term.  For the past ten fiscal years, the Company has achieved an average annual increase in earnings per share of 13.8%.

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

The significant factors impacting the Company’s fiscal 2007 results were the high level of bronze metal costs, continued transition to Company-owned casket distribution in certain territories in the Casket segment and difficult market conditions in the U.S. and U. K. Graphics markets.  The Company expects to continue to face several of these same issues in fiscal 2008.  Bronze metal costs are expected to remain high. The Casket segment will continue in its efforts to effectively integrate newly-established Company-owned distribution operations.  Additionally, fiscal 2007 cost structure initiatives in the Graphics Imaging segment (particularly in the U.K.) should position this business for improved profitability in fiscal 2008.

Based on the Company’s growth strategy and factors discussed above, the Company currently expects to achieve fiscal 2008 diluted earnings per share in the range of $2.48 to $2.54, which represents growth in the 12% to 15% range over fiscal 2007 earnings per share on an adjusted basis.  This earnings expectation excludes the net impact of the unusual items incurred in fiscal 2007, and the impact of unusual items, if any, which may occur in fiscal 2008.

ITEM 7.                      MANAGEMENT'S DISCUSSION AND ANALYSIS, continued

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

The Company's significant accounting policies are included in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.  Management believes that the application of these policies on a consistent basis enables the Company to provide useful and reliable financial information about the Company's operating results and financial condition.  The following accounting policies involve significant estimates, which were considered critical to the preparation of the Company's consolidated financial statements for the year ended September 30, 2007.

Allowance for Doubtful Accounts:

The allowance for doubtful accounts is based on an evaluation of specific customer accounts for which available facts and circumstances indicate collectibility may be uncertain.  In addition, the allowance includes a reserve for all customers based on historical collection experience.

Long-Lived Assets:

Property, plant and equipment, goodwill and other intangible assets are carried at cost.  Depreciation on property, plant and equipment is computed primarily on the straight-line method over the estimated useful lives of the assets.  Property, plant and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.  Recoverability of assets is determined by evaluating the estimated undiscounted net cash flows of the operations to which the assets relate.  An impairment loss would be recognized when the carrying amount of the assets exceeds the fair value which generally is a discounted cash flow analysis.

Goodwill is not amortized, but is subject to periodic review for impairment.  In general, when the carrying value of a reporting unit exceeds its implied fair value, an impairment loss must be recognized.  For purposes of testing for impairment, the Company uses a combination of valuation techniques, including discounted cash flows.  Intangible assets are amortized over their estimated useful lives, unless such lives are considered to be indefinite.  A significant decline in cash flows generated from these assets may result in a write-down of the carrying values of the related assets.  The Company performed its annual impairment reviews in the second quarters of fiscal 2007 and fiscal 2006 and determined that no adjustments to the carrying values of goodwill or other intangibles were necessary at those times.

Share-Based Payment:

Effective October 1, 2005, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment”, (“SFAS No. 123(R)”) using the modified retrospective method.  Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the employee requisite service period. The Company elected to apply the short-cut method for determining the pool of windfall tax benefits in connection with the adoption of  SFAS No. 123(R).

ITEM 7.                      MANAGEMENT'S DISCUSSION AND ANALYSIS, continued

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

The Company's principal pension plan maintains a substantial portion of its assets in equity securities in accordance with the investment policy established by the Company’s pension board.  Based on an analysis of the historical performance of the plan's assets and consultation with its independent investment advisor, the Company has maintained the long-term rate of return assumption for these assets at 9.0% for purposes of determining pension cost and funded status under SFAS No. 87, "Employers' Accounting for Pensions" and SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.”   The Company’s discount rate assumption used in determining the present value of the projected benefit obligation is based upon published indices for long-term (10-year) high quality bonds as of its plan year-end date (July 31).  The discount rate was 6.50%, 6.50% and 5.75% in fiscal 2007, 2006 and 2005, respectively, reflecting long-term bond rates in each of those periods.

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

At September 30, 2007, the Company held 354,886 memorials and 247,934 vases in its storage facilities under the pre-need sales program.

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

ITEM 7.                      MANAGEMENT'S DISCUSSION AND ANALYSIS, continued

LONG-TERM CONTRACTUAL OBLIGATIONS AND COMMITMENTS:

The following table summarizes the Company’s contractual obligations at September 30, 2007, and the effect such obligations are expected to have on its liquidity and cash flows in future periods.

	Payments due in fiscal year:
					After
	Total	2008	2009 to 2010	2011 to 2012	2012
Contractual Cash Obligations:	(Dollar amounts in thousands)
Revolving credit facilities	$159,240	$23,333	$28,907	$107,000	$-
Notes payable to banks	7,332	1,005	2,924	2,342	1,061
Short-term borrowings	2,068	2,068	-	-	-
Capital lease obligations	711	664	41	6	-
Non-cancelable operating leases	27,999	8,526	9,803	6,506	3,164
Total contractual cash obligations	$197,350	$35,596	$41,675	$115,854	$4,225

A significant portion of the loans included in the table above bear interest at variable rates. At September 30, 2007, the weighted-average interest rate was 5.08% on the Company’s domestic Revolving Credit Facility, 4.90% on the credit facility through the Company’s wholly-owned German subsidiary, and 3.26% on bank loans to the Company’s wholly-owned subsidiary, Matthews International S.p.A.

Benefit payments under the Company’s principal retirement plan are made from plan assets, while benefit payments under the supplemental retirement plan and postretirement benefit plan are funded from the Company’s operating cash. Under IRS regulations, the Company was not required to make any significant contributions to its principal retirement plan in fiscal 2007, however, in June 2007, the Company made a $5.0 million contribution to its principal retirement plan. The Company does not currently plan to make any significant contributions to its principal retirement plan in fiscal 2008.  The Company estimates that benefit payments to participants under its retirement plans (including its supplemental retirement plan) and postretirement benefit payments will be $5.3 million and $1.1 million, respectively, in fiscal 2008.  The amounts are not expected to change materially thereafter.  The Company believes that its current liquidity sources, combined with its operating cash flow and borrowing capacity, will be sufficient to meet its capital needs for the foreseeable future.

INFLATION:

Except for the significant increases in the cost of bronze ingot and steel (see “Results of Operations”), inflation has not had a material impact on the Company over the past three years nor is it anticipated to have a material impact for the foreseeable future.

ACCOUNTING PRONOUNCEMENTS:

Effective September 30, 2007, the Company adopted the recognition and related disclosure provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”) which amends SFAS No. 87, No. 88, No. 106 and No. 132(R).  The provisions of the Statement are to be applied prospectively; therefore, prior periods presented have not been restated.  The over-funded or under-funded status of defined benefit postretirement plans has been recognized on the balance sheet with a corresponding adjustment in accumulated other comprehensive income. In addition, gains or loss and prior service costs or credits that were not included as components of periodic benefit expense are recognized in accumulated other comprehensive income.  As a result of the adoption of SFAS No. 158, the liability for pension and postretirement benefits increased approximately $14.7 million, deferred tax assets increased approximately $5.7 million and equity (accumulated other comprehensive income) decreased by approximately $9.0 million.

ITEM 7.                      MANAGEMENT'S DISCUSSION AND ANALYSIS, continued

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

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Any resulting cumulative effect of applying the provisions of FIN 48 upon adoption will be reported as an adjustment to beginning retained earnings in the period of adoption. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt the provisions of FIN 48 in the first quarter of fiscal 2008.  The Company is currently evaluating the impact of the adoption of FIN 48, and does not expect such adoption to have a material impact on the Company’s consolidated financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, however, for non-financial assets and liabilities the effective date has been extended to fiscal years beginning after November 15, 2008.  The Company is currently evaluating the impact of the adoption of SFAS No. 157.

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

The Company has entered into the following interest rate swaps:

Date	Initial Amount	Fixed Interest Rate	Interest Rate Spread at September 30, 2007	Equal Quarterly Payments	Maturity Date
April 2004	$50 million	2.66%	.40%	$2.5 million	April 2009
September 2005	50 million	4.14	.40	3.3 million	April 2009
August 2007	15 million	5.07	.40	-	April 2009
August 2007	10 million	5.07	.40	-	April 2009
September 2007	25 million	4.77	.40	-	September 2012

The interest rate swaps have been designated as cash flow hedges of the future variable interest payments under the Revolving Credit Facility which are considered probable of occurring.  Based on the Company’s assessment, all the critical terms of each of the hedges matched the underlying terms of the hedged debt and related forecasted interest payments, and as such, these hedges were considered highly effective.

The fair value of the interest rate swaps reflected an unrealized gain of $292,000 ($178,000 after tax) at September 30, 2007 that is included in equity as part of accumulated other comprehensive income.  A decrease of 10% in market interest rates (i.e. a decrease from 5.0% to 4.5%) would result in a decrease of approximately $140,000 in the fair value of the interest rate swaps.

Commodity Price Risks - In the normal course of business, the Company is exposed to commodity price fluctuations related to the purchases of certain materials and supplies (such as bronze ingot, steel and wood) used in its manufacturing operations. The Company obtains competitive prices for materials and supplies when available.

Foreign Currency Exchange Rates - The Company is subject to changes in various foreign currency exchange rates, including the Euro, British Pound, Canadian Dollar, Australian Dollar, Swedish Krona and Chinese Yuan in the conversion from local currencies to the U.S. dollar of the reported financial position and operating results of its non-U.S. based subsidiaries.  An adverse change of 10% in exchange rates would have resulted in a decrease in sales of $18.7 million and a decrease in operating income of $2.7 million for the year ended September 30, 2007.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Description	Pages

Management’s Report to Shareholders	34

Report of Independent Registered Public Accounting Firm	35

Financial Statements:

Consolidated Balance Sheets as of September 30, 2007 and 2006	36-37

Consolidated Statements of Income for the years ended September 30, 2007, 2006 and 2005	38

Consolidated Statements of Shareholders' Equity for the years ended September 30, 2007, 2006 and 2005	39

Consolidated Statements of Cash Flows for the years ended September 30, 2007, 2006 and 2005	40

Notes to Consolidated Financial Statements	41-62

Supplementary Financial Information (unaudited)	63

Financial Statement Schedule – Schedule II-Valuation and Qualifying
Accounts for the years ended September 30, 2007, 2006 and 2005	64

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. In order to evaluate the effectiveness of internal control over financial reporting management has conducted an assessment using the criteria in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s internal controls over financial reporting include those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on its assessment, management has concluded that the Company maintained effective internal control over financial reporting as of September 30, 2007, based on criteria in Internal Control – Integrated Framework issued by the COSO. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2007, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Management’s Certifications

The certifications of the Company’s Chief Executive Officer and Chief Financial Officer required by the Sarbanes-Oxley Act have been included as Exhibits 31 and 32 in the Company’s Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Matthews International Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Matthews International Corporation and its subsidiaries (the Company) at September 30, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2007 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 8. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 10 to the consolidated financial statements, the Company changed the manner in which it accounts for defined benefit pension and other postretirement plans in 2007.

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

/s/ PricewaterhouseCoopers LLP

Pittsburgh, Pennsylvania
November 21, 2007

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
September 30, 2007 and 2006
(Dollar amounts in thousands, except per share data)
__________

ASSETS	2007	2006
Current assets:
Cash and cash equivalents	$44,002	$29,720
Short-term investments	105	92
Accounts receivable, net of allowance for doubtful accounts of $11,160 and $10,829, respectively	120,882	121,750
Inventories	93,834	85,415
Deferred income taxes	1,666	1,682
Other current assets	6,025	4,184
Total current assets	266,514	242,843

Investments	12,044	11,492

Property, plant and equipment, net	88,926	88,099

Deferred income taxes	23,311	24,441

Other assets	10,670	6,125

Goodwill	318,298	298,125

Other intangible assets, net	51,306	44,965

Total assets	$771,069	$716,090

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS, continued
September 30, 2007 and 2006
(Dollar amounts in thousands, except per share data)
__________

LIABILITIES AND SHAREHOLDERS' EQUITY	2007	2006
Current liabilities:
Long-term debt, current maturities	$27,057	$28,451
Trade accounts payable	22,859	26,925
Accrued compensation	31,205	33,517
Accrued income taxes	5,792	9,230
Other current liabilities	36,543	39,086
Total current liabilities	123,456	137,209

Long-term debt	142,273	120,289

Accrued pension	23,629	17,720

Postretirement benefits	20,743	17,422

Deferred income taxes	11,799	9,942

Environmental reserve	7,841	9,028

Other liabilities and deferred revenue	14,550	12,055

Commitments and contingent liabilities

Shareholders' equity:
Class A common stock, $1.00 par value; authorized 70,000,000 shares; 36,333,992 shares issued	36,334	36,334
Preferred stock, $100 par value, authorized 10,000 shares, none issued	-	-
Additional paid-in capital	41,570	33,953
Retained earnings	467,846	410,203
Accumulated other comprehensive income	13,390	4,386
Treasury stock, 5,276,830 and 4,699,697 shares, respectively, at cost	(132,362)	(92,451)
Total shareholders' equity	426,778	392,425

Total liabilities and shareholders' equity	$771,069	$716,090

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
for the years ended September 30, 2007, 2006 and 2005
(Dollar amounts in thousands, except per share data)
__________

	2007	2006	2005
Sales	$749,352	$715,891	$639,822
Cost of sales	(468,895)	(443,958)	(416,747)
Gross profit	280,457	271,933	223,075

Selling expense	(71,623)	(70,354)	(59,484)
Administrative expense	(97,010)	(87,695)	(65,178)
Operating profit	111,824	113,884	98,413

Investment income	2,390	1,420	1,726
Interest expense	(8,119)	(6,995)	(2,966)
Other income, net	354	70	1,658
Minority interest	(2,733)	(2,971)	(5,775)

Income before income taxes	103,716	105,408	93,056

Income taxes	(38,990)	(38,964)	(34,985)

Net income	$64,726	$66,444	$58,071

Earnings per share:
Basic	$2.05	$2.08	$1.81
Diluted	$2.04	$2.06	$1.79

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
for the years ended September 30, 2007, 2006 and 2005
(Dollar amounts in thousands, except per share data)
__________

				Accumulated
				Other
		Additional		Comprehensive
	Common	Paid-in	Retained	Income (Loss)	Treasury
	Stock	Capital	Earnings	(net of tax)	Stock	Total

Balance, September 30, 2004	$36,334	$24,859	$298,165	$11,538	$(55,756)	$315,140
Net income	-	-	58,071	-	-	58,071
Unrealized gains (losses)	-	-	-	(28)	-	(28)
Minimum pension liability	-	-	-	(9,833)	-	(9,833)
Translation adjustment	-	-	-	(3,676)	-	(3,676)
Fair value of derivatives	-	-	-	640	-	640
Total comprehensive income						45,174
Stock-based compensation	-	2,874	-	-	-	2,874
Treasury stock transactions:
Purchase of 792,728 shares	-	-	-	-	(27,933)	(27,933)
Issuance of 408,846 shares under stock plans	-	1,791	-	-	6,628	8,419
Dividends, $.185 per share	-	-	(5,925)	-	-	(5,925)
Balance, September 30, 2005	36,334	29,524	350,311	(1,359)	(77,061)	337,749
Net income	-	-	66,444	-	-	66,444
Minimum pension liability	-	-	-	88	-	88
Translation adjustment	-	-	-	5,688	-	5,688
Fair value of derivatives	-	-	-	(31)	-	(31)
Total comprehensive income						72,189
Stock-based compensation	-	3,865	-	-	-	3,865
Treasury stock transactions:
Purchase of 513,750 shares	-	-	-	-	(17,491)	(17,491)
Issuance of 121,353 shares under stock plans	-	564	-	-	2,101	2,665
Dividends, $.205 per share	-	-	(6,552)	-	-	(6,552)
Balance, September 30, 2006	36,334	33,953	410,203	4,386	(92,451)	392,425
Net income	-	-	64,726	-	-	64,726
Minimum pension liability	-	-	-	2,191	-	2,191
Translation adjustment	-	-	-	16,546	-	16,546
Fair value of derivatives	-	-	-	(740)	-	(740)
Total comprehensive income						82,723
Initial adoption of SFAS No. 158				(8,993)		(8,993)
Stock-based compensation	-	3,509	-	-	-	3,509
Treasury stock transactions:
Purchase of 1,366,297 shares	-	-	-	-	(56,526)	(56,526)
Issuance of 789,164 shares under stock plans	-	4,108	-	-	16,615	20,723
Dividends, $.225 per share	-	-	(7,083)	-	-	(7,083)
Balance, September 30, 2007	$36,334	$41,570	$467,846	$13,390	$(132,362)	$426,778

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended September 30, 2007, 2006 and 2005
(Dollar amounts in thousands, except per share data)
__________

	2007	2006	2005
Cash flows from operating activities:
Net income	$64,726	$66,444	$58,071
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,528	21,463	19,893
Minority interest	2,733	2,971	5,775
Stock-based compensation expense	3,509	3,865	2,874
Increase (decrease) in deferred taxes	7,826	(1,885)	1,304
Impairment charges	-	986	-
Gain on dispositions of assets	(3,106)	(3,090)	(200)
Changes in working capital items	(14,373)	(28,093)	(19,673)
Increase in other assets	(5,113)	(118)	(1,622)
Decrease in other liabilities	(1,225)	(1,205)	(2,240)
(Decrease) increase in pension and postretirement benefits	(907)	5,007	6,719
Net cash provided by operating activities	74,598	66,345	70,901
Cash flows from investing activities:
Capital expenditures	(20,649)	(19,397)	(28,066)
Acquisitions, net of cash acquired	(23,784)	(32,278)	(109,352)
Proceeds from dispositions of assets	6,859	3,114	1,099
Purchases of investment securities	(4,033)	(232)	(11,758)
Proceeds from dispositions of investments	2,919	15	9,119
Net cash used in investing activities	(38,688)	(48,778)	(138,958)
Cash flows from financing activities:
Proceeds from long-term debt	75,770	45,422	103,587
Payments on long-term debt	(58,024)	(47,539)	(27,851)
Purchases of treasury stock	(56,526)	(17,491)	(27,933)
Proceeds from the sale of treasury stock	16,524	2,028	5,894
Tax benefit on exercised stock options	3,834	637	2,525
Dividends	(7,083)	(6,552)	(5,925)
Distributions to minority interests	(1,601)	(5,536)	(5,507)
Net cash (used in) provided by financing activities	(27,106)	(29,031)	44,790
Effect of exchange rate changes on cash	5,478	1,629	(3,008)
Net change in cash and cash equivalents	14,282	(9,835)	(26,275)
Cash and cash equivalents at beginning of year	29,720	39,555	65,830
Cash and cash equivalents at end of year	$44,002	$29,720	$39,555
Cash paid during the year for:
Interest	$8,105	$6,377	$2,692
Income taxes	31,470	42,377	32,125

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
__________

1.	NATURE OF OPERATIONS:

Matthews International Corporation ("Matthews" or the “Company”), founded in 1850 and incorporated in Pennsylvania in 1902, is a designer, manufacturer and marketer principally of memorialization products and brand solutions.  Memorialization products consist primarily of bronze memorials and other memorialization products, caskets and cremation equipment for the cemetery and funeral home industries.  Brand solutions include graphics imaging products and services, marking products and merchandising solutions. The Company's products and operations are comprised of six business segments:  Bronze, Casket, Cremation, Graphics Imaging, Marking Products and Merchandising Solutions.  The Bronze segment is a leading manufacturer of cast bronze memorials and other memorialization products, cast and etched architectural products and is a leading builder of mausoleums in the United States.  The Casket segment is a leading casket manufacturer in North America and produces a wide variety of wood and metal caskets.  The Cremation segment is a leading designer and manufacturer of cremation equipment and cremation caskets primarily in North America. The Graphics Imaging segment manufactures and provides brand solutions, printing plates, pre-press services and imaging services for the primary packaging and corrugated industries.  The Marking Products segment designs, manufactures and distributes a wide range of marking and coding equipment and consumables, and industrial automation products for identifying, tracking and conveying various consumer and industrial products, components and packaging containers.  The Merchandising Solutions segment designs and manufactures merchandising displays and systems and provides creative merchandising and marketing solutions services.

The Company has manufacturing and marketing facilities in the United States, Mexico, Canada, Europe, Australia and China.

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

Foreign Currency:

Balance sheet accounts for foreign subsidiaries are translated into U.S. dollars at exchange rates in effect at the consolidated balance sheet date.  Gains or losses that result from this process are recorded in accumulated other comprehensive income.  The revenue and expense accounts of foreign subsidiaries are translated into U.S. dollars at the average exchange rates that prevailed during the period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
(Dollar amounts in thousands, except per share data)
__________

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued:

Cash and Cash Equivalents:

For purposes of the consolidated statement of cash flows, the Company considers all investments purchased with a remaining maturity of three months or less to be cash equivalents.  The carrying amount of cash and cash equivalents approximates fair value due to the short-term maturities of these instruments.

Allowance for Doubtful Accounts:

The allowance for doubtful accounts is based on an evaluation of specific customer accounts for which available facts and circumstances indicate collectibility may be uncertain.  In addition, the allowance includes a reserve for all customers based on historical collection experience.

Inventories:

Inventories are stated at the lower of cost or market with cost generally determined under the average cost method.

Property, Plant and Equipment:

Property, plant and equipment are carried at cost.  Depreciation is computed primarily on the straight-line method over the estimated useful lives of the assets, which generally range from 10 to 45 years for buildings and 3 to 12 years for machinery and equipment.  Gains or losses from the disposition of assets are reflected in operating profit.  The cost of maintenance and repairs is charged against income as incurred.  Renewals and betterments of a nature considered to extend the useful lives of the assets are capitalized.  Property, plant and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.  Recoverability of assets is determined by evaluating the estimated undiscounted net cash flows of the operations to which the assets relate.  An impairment loss would be recognized when the carrying amount of the assets exceeds the fair value which generally is a discounted net cash flow analysis.

Goodwill and Other Intangible Assets:

Goodwill and indefinite-lived intangible assets are not amortized but are subject to annual review for impairment.  Other intangible assets are amortized over their estimated useful lives, ranging from 2 to 20 years. In general, when the carrying value of a reporting unit exceeds its implied fair value, an impairment loss must be recognized.  For purposes of testing for impairment, the Company uses a combination of valuation techniques, including discounted cash flows.  A significant decline in cash flows generated from these assets may result in a write-down of the carrying values of the related assets.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
(Dollar amounts in thousands, except per share data)
__________

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued:

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

At September 30, 2007, the Company held 354,886 memorials and 247,934 vases in its storage facilities under the pre-need sales program.

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

Research and Development Expenses:

Research and development costs are expensed as incurred and were approximately $2,700, $2,800 and $3,300 for the years ended September 30, 2007, 2006 and 2005, respectively.

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

3.	INVENTORIES:

Inventories at September 30, 2007 and 2006 consisted of the following:

	2007	2006

Materials and finished goods	$86,304	$79,715
Labor and overhead in process	7,530	5,700
	$93,834	$85,415

4.	INVESTMENTS:

Investment securities are recorded at estimated market value at the consolidated balance sheet date and, except for investments held in a non-revocable trust established to fund benefit payments under the Company’s supplemental retirement plan, are classified as available-for-sale.  Short-term investments consisted principally of corporate obligations with purchased maturities of over three months but less than one year.  The cost of short-term investments approximated market value at September 30, 2007 and 2006.  Investments classified as non-current and available-for-sale consisted of securities of the U.S. government and its agencies and corporate obligations with purchased maturities in the range of one to five years.  Accrued interest on these non-current investment securities was classified with short-term investments.

At September 30, 2007 and 2006, non-current investments were as follows:

	2007	2006
Available-for-sale:
U.S. government and its agencies	$1,501	$2,247
Corporate obligations	3,814	2,747
Trading securities:
Mutual funds	4,923	4,598
Equity and other investments	1,806	1,900
	$12,044	$11,492

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
(Dollar amounts in thousands, except per share data)
__________

4.           INVESTMENTS, continued:

Non-current investments classified as available for sale and trading securities are recorded at market value, which approximated cost at September 30, 2007 and 2006.

Unrealized gains and losses on available for sale securities, including related deferred taxes, are reflected in accumulated other comprehensive income.  Realized gains and losses are based on the specific identification method and are recorded in investment income.  Realized gains (losses) for fiscal 2007, 2006 and 2005 were not material.  Bond premiums and discounts are amortized on the straight-line method, which does not significantly differ from the interest method.

Equity investments primarily included ownership interests in various entities of less than 20%, which are recorded under the cost method of accounting.

5.	PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment and the related accumulated depreciation at September 30, 2007 and 2006 were as follows:

	2007	2006
Buildings	$42,493	$43,907
Machinery and equipment	166,183	148,387
	208,676	192,294
Less accumulated depreciation	(129,995)	(114,247)
	78,681	78,047
Land	4,159	4,814
Construction in progress	6,086	5,238
	$88,926	$88,099

During the fourth quarter of fiscal 2006, the Company recorded a pre-tax gain of approximately $2,670 from the sale of a facility and a pre-tax charge of approximately $986 related to asset impairments.

6.	LONG-TERM DEBT:

Long-term debt at September 30, 2007 and 2006 consisted of the following:

	2007	2006
Revolving credit facilities	$159,240	$133,946
Notes payable to banks	7,332	10,214
Short-term borrowings	2,068	2,961
Capital lease obligations	690	1,619
	169,330	148,740
Less current maturities	(27,057)	(28,451)
	$142,273	$120,289

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
(Dollar amounts in thousands, except per share data)
__________

6.	LONG-TERM DEBT, continued:

The Company has a domestic Revolving Credit Facility with a syndicate of financial institutions.  On September 10, 2007, the maximum amount of borrowings available under the facility was increased from $175,000 to $225,000 and the facility’s maturity was extended to September 10, 2012. Borrowings under the amended facility bear interest at LIBOR plus a factor ranging from .40% to .80% based on the Company’s leverage ratio.  The leverage ratio is defined as net indebtedness divided by EBITDA (earnings before interest, taxes, depreciation and amortization).  The Company is required to pay an annual commitment fee ranging from .15% to .25% (based on the Company’s leverage ratio) of the unused portion of the facility.  The Revolving Credit Facility, as amended, requires the Company to maintain certain leverage and interest coverage ratios.  A portion of the facility (not to exceed $10,000) is available for the issuance of trade and standby letters of credit.  Outstanding borrowings on the Revolving Credit Facility at September 30, 2007 and 2006 were $147,833 and $123,167 respectively.  The weighted-average interest rate on outstanding borrowings at September 30, 2007 and 2006 was 5.08% and 4.88%, respectively.

The Company has entered into the following interest rate swaps:

Date	Initial Amount	Fixed Interest Rate	Interest Rate Spread at September 30, 2007	Equal Quarterly Payments	Maturity Date
April 2004	$50,000	2.66%	.40%	$2,500	April 2009
September 2005	50,000	4.14	.40	3,333	April 2009
August 2007	15,000	5.07	.40	-	April 2009
August 2007	10,000	5.07	.40	-	April 2009
September 2007	25,000	4.77	.40	-	September 2012

The interest rate swaps have been designated as cash flow hedges of the future variable interest payments under the Revolving Credit Facility which are considered probable of occurring.  Based on the Company’s assessment, all the critical terms of each of the hedges matched the underlying terms of the hedged debt and related forecasted interest payments, and as such, these hedges were considered highly effective.

The fair value of the interest rate swaps reflected an unrealized gain of $292 ($178 after tax) at September 30, 2007 that is included in shareholders’ equity as part of accumulated other comprehensive income.  Assuming market rates remain constant with the rates at September 30, 2007, approximately $122 of the $178 gain included in accumulated other comprehensive income is expected to be recognized in earnings as an adjustment to interest expense over the next twelve months.

The Company, through its wholly-owned subsidiary, Matthews International GmbH (“MIGmbH”), has a credit facility with National Westminster Bank Plc for borrowings up to 10.0 million Euros ($14,259).  Outstanding borrowings under the credit facility totaled 8.0 million Euros ($11,407) and 8.5 million Euros ($10,779) at September 30, 2007 and 2006, respectively.  The weighted-average interest rate on outstanding borrowings of MIGmbH at September 30, 2007 and 2006 was 4.90% and 3.69%, respectively.

The Company, through its wholly-owned subsidiary, Matthews International S.p.A., has several loans with various Italian banks.  Outstanding borrowings on these loans totaled 5.1 million Euros ($7,332) and 8.0 million Euros ($10,195) at September 30, 2007 and 2006, respectively.  Matthews International S.p.A. also has three lines of credit totaling 8.4 million Euros ($11,935) with the same Italian banks.  Outstanding borrowings on these lines were 1.4 million Euros ($1,980) and 2.3 million Euros ($2,961) at September 30, 2007 and 2006, respectively.  The weighted-average interest rate on outstanding borrowings of Matthews International S.p.A. at September 30, 2007 and 2006 was 3.26% and 3.17%, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
(Dollar amounts in thousands, except per share data)
__________

6.	LONG-TERM DEBT, continued:

Aggregate maturities of long-term debt, including short-term borrowings and capital leases, follows:

2008	$27,057
2009	30,395
2010	1,472
2011	1,466
2012	107,880
Thereafter	1,060
$169,330

The carrying amounts of the Company's borrowings under its financing arrangements approximated their fair value.

7.	SHAREHOLDERS' EQUITY:

The authorized common stock of the Company consists of 70,000,000 shares of Class A Common Stock, $1 par value.

The Company has a stock repurchase program, which was initiated in 1996.  Under the program, the Company's Board of Directors has authorized the repurchase of a total of 12,500,000 shares of Matthews’ common stock, of which 10,501,443 shares have been repurchased as of September 30, 2007.  The buy-back program is designed to increase shareholder value, enlarge the Company's holdings of its common stock, and add to earnings per share.  Repurchased shares may be retained in treasury, utilized for acquisitions, or reissued to employees or other purchasers, subject to the restrictions of the Company’s Restated Articles of Incorporation.

Comprehensive income consists of net income adjusted for changes, net of any related income tax effect, in cumulative foreign currency translation, the fair value of derivatives, unrealized investment gains and losses and minimum pension liability.

Accumulated other comprehensive income at September 30, 2007 and 2006 consisted of the following:

	2007	2006
Cumulative foreign currency translation	$30,526	$13,980
Fair value of derivatives, net of tax of $114 and $586, respectively	178	918
Minimum pension liability, net of tax of $5,091 and $6,721, respectively	(8,321)	(10,512)
Impact of adoption of SFAS No. 158, net of tax of $5,748	(8,993)	-
	$13,390	$4,386

8.	SHARE-BASED PAYMENTS:

The Company has a stock incentive plan that provides for grants of incentive stock options, non-statutory stock options and restricted share awards in an aggregate number not to exceed 15% of the outstanding shares of the Company’s common stock (4,658,574 shares at September 30, 2007).  The plan is administered by the Compensation Committee of the Board of Directors.  The option price for each stock option that may be granted under the plan may not be less than the fair market value of the Company's common stock on the date of grant. Outstanding stock options are exercisable in various share amounts based on the attainment of certain market value

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
(Dollar amounts in thousands, except per share data)
__________

8.	SHARE-BASED PAYMENTS, continued:

levels of Class A Common Stock.  In addition, options generally vest in one-third increments after three, four and five years, respectively, from the grant date (but, in any event, not until the attainment of appreciation of 10%, 33% and 60%, respectively, in the market value of the Company’s common stock).  The options expire on the earlier of ten years from the date of grant, upon employment termination, or within specified time limits following voluntary employment termination (with the consent of the Company), retirement or death.  The Company generally settles employee stock option exercises and restricted share awards with treasury shares.

Effective October 1, 2005, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, (“SFAS No. 123 (R)”) using the modified retrospective method.  Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the employee requisite service period. The Company elected to apply the short-cut method for determining the pool of windfall tax benefits in connection with the adoption of SFAS No. 123(R).

For the years ended September 30, 2007, 2006 and 2005, stock-based compensation cost totaled $3,509, $3,865 and $2,874, respectively.  The associated future income tax benefit recognized was $1,369, $1,507 and $1,121 for the years ended September 30, 2007, 2006 and 2005, respectively.

The amount of cash received from the exercise of stock options was $16,524, $2,028 and $5,894, for the years ended September 30, 2007, 2006 and 2005, respectively.  In connection with these exercises, the tax benefits realized by the Company were $5,976, $902 and $3,148 for the years ended September 30, 2007, 2006 and 2005, respectively.

The transactions for shares under options for the year ended September 30, 2007 were as follows:

			Weighted-
		Weighted-	average	Aggregate
		average	remaining	intrinsic
	Shares	exercise price	contractual term	value
Outstanding, September 30, 2006	2,529,451	$28.75
Granted	392,650	40.59
Exercised	(768,111)	21.36
Expired or forfeited	(53,413)	31.45
Outstanding, September 30, 2007	2,100,577	33.60	7.2	$21,428
Exercisable, September 30, 2007	458,376	27.02	5.6	$7,690
Shares reserved for future options	2,557,997

The weighted-average grant date fair value of options granted was $12.29 per share in 2007, $9.47 per share in 2006, $11.61 per share in 2005.  The fair value of shares earned was $4,331, $3,752 and $2,606 during the years ended September 30, 2007, 2006 and 2005, respectively.  The intrinsic value of options (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during the years ended September 30, 2007, 2006 and 2005 was $15,336, $2,411 and $9,132, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
(Dollar amounts in thousands, except per share data)
__________

8.	SHARE-BASED PAYMENTS, continued:

The transactions for non-vested shares for the year ended September 30, 2007 were as follows:

		Weighted-average
		grant-date
	Shares	fair value
Non-vested at September 30, 2006	1,814,878	$9.84
Granted	392,650	12.29
Vested	(513,830)	8.43
Expired or forfeited	(51,497)	9.83
Non-vested at September 30, 2007	1,642,201	10.87

As of September 30, 2007, the total unrecognized compensation cost related to non-vested stock options was approximately $5,459. This cost is expected to be recognized over a weighted-average period of 3.5 years in accordance with the vesting periods of the options.

As of October 1, 2005, the fair value of each option grant is estimated on the date of grant using a binomial lattice valuation model.  Prior to October 1, 2005, the fair value of each option award was estimated on the grant date using a Black-Scholes valuation model.

The following table indicates the assumptions used in estimating fair value for the years ended September 30, 2007, 2006 and 2005.

	Years Ended September 30,
	2007	2006	2005
Expected volatility	24.0%	24.0%	23.2%
Dividend yield	.6%	.6%	1.0%
Average risk free interest rate	4.7%	4.4%	4.3%
Average expected term (years)	6.3	5.5	7.9

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

In the first quarter of fiscal 2007, 15,209 shares of restricted stock were granted to certain employees.  The shares generally vest based upon certain service and performance criteria. At September 30, 2007, 9,249 shares of restricted stock were outstanding. The unrecognized compensation cost related to the unvested shares was approximately $154 at September 30, 2007.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
(Dollar amounts in thousands, except per share data)
__________

8.	SHARE-BASED PAYMENTS, continued:

stock equivalent of meeting fees credited to a deferred stock account.  The value of deferred shares is recorded in other liabilities.  Shares deferred under the Director Fee Plan at September 30, 2007, 2006 and 2005 were 48,697, 49,569 and 51,313, respectively.  Directors who are not also officers of the Company each received an annual stock-based grant (non-statutory stock options, stock appreciation rights and/or restricted shares) with a value of $50 in fiscal 2007 and $40 in fiscal 2006 and 2005.  A total of 22,300 stock options have been granted under the plan. At September 30, 2007, 21,300 options were outstanding, of which 16,500 are vested. Additionally, 13,200 shares of restricted stock have been granted under the plan, all of which are unvested at September 30, 2007. The restricted shares generally vest two years after the date of issuance.   As of November 13, 2007, a total of 300,000 shares have been authorized to be issued under the Director Fee Plan.

9.  EARNINGS PER SHARE:

	2007	2006	2005

Net income	$64,726	$66,444	$58,071

Weighted-average common shares outstanding	31,565,716	31,999,309	32,116,012

Dilutive securities, primarily stock options	113,900	252,415	265,562

Diluted weighted-average common shares outstanding	31,679,616	32,251,724	32,381,574

Basic earnings per share	$2.05	$2.08	$1.81

Diluted earnings per share	$2.04	$2.06	$1.79

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
(Dollar amounts in thousands, except per share data)
__________

10.	PENSION AND OTHER POSTRETIREMENT PLANS:

The Company provides defined benefit pension and other postretirement plans to certain employees. Effective September 30, 2007, the Company adopted the recognition and related disclosure provisions SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” which amends SFAS No. 87, No. 88, No. 106 and No. 132(R). The following provides a reconciliation of benefit obligations, plan assets and funded status of the plans:

	Pension		Other Postretirement
	2007	2006	2007	2006
Change in benefit obligation:
Benefit obligation, beginning	$104,060	$106,352	$18,267	$22,068
Service cost	3,892	4,504	533	632
Interest cost	6,525	5,923	1,188	1,227
Assumption changes	-	(9,887)	-	(1,693)
Actuarial (gain) loss	1,774	2,016	2,944	(2,494)
Benefit payments	(4,708)	(4,848)	(1,113)	(1,473)
Benefit obligation, ending	111,543	104,060	21,819	18,267
Change in plan assets:
Fair value, beginning	75,817	79,915	-	-
Actual return	9,849	(43)	-	-
Benefit payments	(4,708)	(4,848)	(1,113)	(1,473)
Employer contributions	6,082	793	1,113	1,473
Fair value, ending	87,040	75,817	-	-

Funded status	(24,503)	(28,243)	(21,819)	(18,267)
Unrecognized actuarial loss	24,296	27,487	7,991	5,335
Unrecognized prior service cost	311	342	(4,214)	(5,502)
Net amount recognized	$104	$(414)	$(18,042)	$(18,434)

Amounts recognized in the consolidated balance sheet:
Current liability	$(874)	$(517)	$(1,076)	$(1,012)
Noncurrent benefit liability	(23,629)	(17,720)	(20,743)	(17,422)
Accumulated other comprehensive income	24,607	17,823	3,777	-
Net amount recognized	$104	$(414)	$(18,042)	$(18,434)

Amounts recognized in accumulated
other comprehensive income:
Net actuarial gain/loss	$24,296		$7,991
Prior service cost	311		(4,214)
Net amount recognized	$24,607		$3,777

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
(Dollar amounts in thousands, except per share data)
__________

10.	PENSION AND OTHER POSTRETIREMENT PLANS, continued:

The accumulated benefit obligation for the Company’s defined benefit pension plans was $97,283 and $91,442 at September 30, 2007 and 2006, respectively. The projected benefit obligation for the Company’s defined benefit pension plans was $111,543 and $104,060 at September 30, 2007 and 2006, respectively.

The following table reflects the effects of the adoption of SFAS No. 158 on the Company’s consolidated balance sheet as of September 30, 2007:

	Balance prior to Additional Minimum Liability and SFAS No.158 Adjustments	Additional Minimum Liability Adjustments	Balance prior to SFAS No. 158 Adjustments	SFAS No. 158 Adjustments	Balance after SFAS No. 158 Adjustments
Pension Benefits:
Intangible assets	$360	$(360)	$-	$-	$-
Current liabilities	(874)	-	(874)	-	(874)
Pension liabilities	(16,845)	4,181	(12,664)	(10,965)	(23,629)
Deferred tax assets	6,951	(1,630)	5,321	4,276	9,597
Accumulated other comprehensive income (loss)	(17,823)	4,181	(13,642)	(10,965)	(24,607)

Postretirement Benefits:
Current liabilities	(1,076)	-	(1,076)	-	(1,076)
Postretirement benefits	(16,966)	-	(16,966)	(3,777)	(20,743)
Deferred tax assets	-	-	-	1,473	1,473
Accumulated other comprehensive income (loss)	-	-	-	(3,777)	(3,777)

Net periodic pension and other postretirement benefit cost for the plans included the following:

	Pension			Other Postretirement
	2007	2006	2005	2007	2006	2005

Service cost	$3,892	$4,504	$3,707	$533	$632	$505
Interest cost	6,525	5,923	5,615	1,188	1,227	1,173
Expected return on plan assets	(6,410)	(6,879)	(6,333)	-	-	-
Amortization:
Prior service cost	31	(14)	83	(1,287)	(1,287)	(1,287)
Net actuarial loss	1,527	1,979	1,378	288	646	493
Net benefit cost	$5,565	$5,513	$4,450	$722	$1,218	$884

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
(Dollar amounts in thousands, except per share data)
__________

10.	PENSION AND OTHER POSTRETIREMENT PLANS, continued:

Benefit payments under the Company’s principal retirement plan are made from plan assets, while benefit payments under the supplemental retirement plan and postretirement benefit plan are made from the Company’s operating cash. Under IRS regulations, the Company was not required to make any significant contributions to its principal retirement plan in fiscal 2007, however, in June 2007 the Company made a $5,000 contribution to its principal retirement plan. The Company does not currently plan to make any significant contributions to its principal retirement plan in fiscal 2008. Contributions of $485 and $1,113 were made under the Company’s supplemental retirement plan and postretirement benefit plan, respectively, in fiscal 2007.
Amounts expected to be recognized in net periodic benefit costs in fiscal 2008 include:

	Pension Benefits	Other Postretirement Benefits

Net actuarial gain/loss	$1,268	$487
Prior service cost	28	(1,287)

The measurement date of annual actuarial valuations for the Company’s principal retirement and other postretirement benefit plans is July 31, and the weighted-average assumptions for those plans were:

	Pension			Other Postretirement
	2007	2006	2005	2007	2006	2005
Discount rate	6.50%	6.50%	5.75%	6.50%	6.50%	5.75%
Return on plan assets	9.00	9.00	9.00	-	-	-
Compensation increase	4.25	4.25	4.25	-	-	-

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

Benefit payments expected to be paid are as follows:

		Other
	Pension	Postretirement
Year ended September 30:	Benefits	Benefits

2008	$5,270	$1,076
2009	5,344	1,192
2010	5,597	1,301
2011	5,827	1,426
2012	6,082	1,488
2013-2017	35,147	9,149
	$63,267	$15,632

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
(Dollar amounts in thousands, except per share data)
__________

10.	PENSION AND OTHER POSTRETIREMENT PLANS, continued:

For measurement purposes, a rate of increase of 9.0% in the per capita cost of health care benefits was assumed for 2007; the rate was assumed to decrease gradually to 5.0% for 2014 and remain at that level thereafter.  Assumed health care cost trend rates have a significant effect on the amounts reported.  An increase in the assumed health care cost trend rates by one percentage point would have increased the accumulated postretirement benefit obligation as of September 30, 2007 by $1,207 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year then ended by $133.  A decrease in the assumed health care cost trend rates by one percentage point would have decreased the accumulated postretirement benefit obligation as of September 30, 2007 by $1,060 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year then ended by $115.

11.	INCOME TAXES:

The provision for income taxes consisted of the following:

	2007	2006	2005
Current:
Federal	$20,941	$28,782	$26,346
State	2,762	5,245	2,953
Foreign	7,461	7,087	5,005
	31,164	41,114	34,304
Deferred	7,826	(2,150)	681
Total	$38,990	$38,964	$34,985

	2007	2006
Deferred tax assets:
Postretirement benefits	$8,510	$7,189
Environmental reserve	3,437	3,924
Pension costs	8,762	6,088
Deferred compensation	2,535	4,289
Stock options	3,825	4,631
Other	14,284	13,148
	41,353	39,269
Deferred tax liabilities:
Depreciation	(3,510)	(4,725)
Goodwill	(24,550)	(17,776)
Other	(115)	(587)
	(28,175)	(23,088)

Net deferred tax asset	$13,178	$16,181

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
(Dollar amounts in thousands, except per share data)
__________

11.           INCOME TAXES, continued

The reconciliation of the federal statutory tax rate to the consolidated effective tax rate was as follows:

	2007	2006	2005
Federal statutory tax rate	35.0%	35.0%	35.0%
Effect of state income taxes, net of federal deduction	2.2	2.9	1.8
Foreign taxes in excess of federal statutory rate	.5	.4	.5
Tax on repatriated earnings	.0	.0	.7
Other	(0.1)	(1.3)	(.4)
Effective tax rate	37.6%	37.0%	37.6%

The Company's foreign subsidiaries had income before income taxes for the years ended September 30, 2007, 2006 and 2005 of approximately $24,300, $24,500 and $24,600, respectively.  At September 30, 2007, undistributed earnings of foreign subsidiaries for which deferred U.S. income taxes have not been provided approximated $81,400.  During fiscal 2005, the Company’s Chief Executive Officer and Board of Directors approved a domestic reinvestment program as required by the American Jobs Creation Act of 2004.  The Company repatriated $13,700 of dividends in fiscal 2005, on which taxes were provided in accordance with FASB Staff Position No. 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004."

12.	COMMITMENTS AND CONTINGENT LIABILITIES:

The Company operates various production, warehouse and office facilities and equipment under operating lease agreements.  Annual rentals under these and other operating leases were $15,621, $13,747 and $10,950 in 2007, 2006 and 2005, respectively.  Future minimum rental commitments under non-cancelable operating lease arrangements for fiscal years 2008 through 2012 are $8,526, $5,461, $4,342, $3,397 and $3,109, respectively, and $3,164 thereafter.

The Company is party to various legal proceedings, the eventual outcome of which are not predictable.  Although the ultimate disposition of these proceedings is not presently determinable, management is of the opinion that they should not result in liabilities in an amount which would materially affect the Company’s consolidated financial position, results of operations or cash flows.

The Company has employment agreements with certain employees, the terms of which expire at various dates between 2008 and 2010.  The agreements generally provide for base salary and bonus levels and include non-compete provisions.  The aggregate commitment for salaries under these agreements at September 30, 2007 was $12,711.

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

13.           ENVIRONMENTAL MATTERS, continued

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

At September 30, 2007, an accrual of $8,706 had been recorded for environmental remediation (of which $865 was classified in other current liabilities), representing management's best estimate of the probable and reasonably estimable costs of the Company's known remediation obligations.  The accrual, which reflects previously established reserves assumed with the acquisition of York and additional reserves recorded as a purchase accounting adjustment, does not consider the effects of inflation and anticipated expenditures are not discounted to their present value.  While final resolution of these contingencies could result in costs different than current accruals, management believes the ultimate outcome will not have a significant effect on the Company's consolidated results of operations or financial position.

14.	SUPPLEMENTAL CASH FLOW INFORMATION:

Changes in working capital items as presented in the Consolidated Statements of Cash Flows consisted of the following:

	2007	2006	2005
Current assets:
Accounts receivable	$1,502	$(4,110)	$(13,489)
Inventories	(2,135)	(10,860)	(9,886)
Other current assets	(2,567)	518	549
	(3,200)	(14,452)	(22,826)
Current liabilities:
Trade accounts payable	1,064	(9,765)	7,529
Accrued compensation	(2,411)	50	1,584
Accrued income taxes	(3,644)	(2,410)	(1,378)
Customer prepayments	514	(674)	722
Other current liabilities	(6,696)	(842)	(5,304)
	(11,173)	(13,641)	3,153
Net change	$(14,373)	$(28,093)	$(19,673)

15.	SEGMENT INFORMATION:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
(Dollar amounts in thousands, except per share data)
__________

15.	SEGMENT INFORMATION, continued:

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

Information about the Company's segments follows:

	Memorialization			Brand Solutions
				Graphics	Marking	Merchandising
	Bronze	Casket	Cremation	Imaging	Products	Solutions	Other	Consolidated

Sales to external customers:
2007	$229,850	$210,673	$25,166	$146,049	$57,450	$80,164	$-	$749,352
2006	218,004	200,950	25,976	140,886	52,272	77,803	-	715,891
2005	205,675	135,512	21,497	143,159	45,701	88,278	-	639,822

Intersegment sales:
2007	208	220	2,594	13	41	41	-	3,117
2006	151	301	1,048	1	36	105	-	1,642
2005	175	437	423	-	37	224	-	1,296

Depreciation and amortization:
2007	3,707	6,680	164	5,431	630	2,896	1,020	20,528
2006	4,411	6,581	221	6,015	482	2,760	993	21,463
2005	4,644	4,456	237	6,634	475	2,677	770	19,893

Operating profit:
2007	66,298	11,801	3,631	14,439	9,931	5,724	-	111,824
2006	65,049	16,971	3,372	16,554	9,066	2,872	-	113,884
2005	59,722	12,645	701	14,861	7,373	3,111	-	98,413

Total assets:
2007	158,666	280,598	11,910	180,987	42,851	59,436	36,621	771,069
2006	149,593	258,224	11,452	157,677	31,477	65,860	41,807	716,090
2005	148,408	222,270	11,128	150,687	29,924	58,173	44,865	665,455

Capital expenditures:
2007	3,557	5,811	170	3,850	545	6,426	290	20,649
2006	2,101	7,217	38	3,730	592	5,391	328	19,397
2005	2,129	7,730	29	8,119	638	2,207	7,214	28,066

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
(Dollar amounts in thousands, except per share data)
__________

15.	SEGMENT INFORMATION, continued:

Information about the Company's operations by geographic area follows:

	United States	Mexico	Canada	Europe	Australia	China	Consolidated

Sales to external customers:
2007	$563,594	$-	$14,475	$158,651	$9,969	$2,663	$749,352
2006	550,254	-	13,520	143,706	8,411	-	715,891
2005	474,466	-	11,319	145,931	8,106	-	639,822

Long-lived assets:
2007	312,694	6,377	504	131,786	3,066	4,103	458,530
2006	300,502	6,785	2,544	118,797	2,561	-	431,189
2005	270,540	6,759	2,482	113,521	2,634	-	395,936

16.	ACQUISITIONS:

Fiscal 2007:

Acquisition spending, net of cash acquired, during the year ended September 30, 2007 totaled $23,784, and primarily included the following:

In July 2007, York reached a settlement agreement with Yorktowne Caskets, Inc. and its shareholders (collectively “Yorktowne”) with respect to all outstanding litigation between the parties.  In exchange for the mutual release, the principal terms of the settlement included the assignment by Yorktowne of certain customer and employment-related contracts to York and the purchase by York of certain assets, including York-product inventory, of Yorktowne.

In June 2007, the Company acquired a 60% interest in Beijing Kenuohua Electronic Technology Co., Ltd., (“Kenuohua”), an ink-jet equipment manufacturer, headquartered in Beijing, China.  The acquisition was structured as a stock purchase.  The acquisition was intended to expand Matthews’ marking products manufacturing and distribution capabilities in Asia.

In December 2006, the Company paid additional purchase consideration of $7,000 under the terms of the Milso Industries (“Milso”) acquisition agreement.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
(Dollar amounts in thousands, except per share data)
__________

16.	ACQUISITIONS, continued:

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

In September 2005, the Company acquired an additional 30% interest in S+T which was paid in October 2005.  The Company had acquired a 50% interest in S+T in 1998.

Fiscal 2005:

Acquisition spending, net of cash acquired, during the year ended September 30, 2005 totaled $109,352, and primarily included the following:

In July 2005, the Company acquired Milso, a leading manufacturer and marketer of caskets in the United States.  Milso, headquartered in Brooklyn, New York, has manufacturing operations in Richmond, Indiana and maintains distribution centers throughout the Northeast, Mid-Atlantic, Midwest and Southwest regions of the United States.  The transaction was structured as an asset purchase, at an initial purchase price of approximately $95,000.  In connection with the contingent consideration provisions of the acquisition agreement, the Company paid additional purchase consideration in December 2006.  The additional consideration was recorded as additional purchase price as of September 30, 2006.  The acquisition was intended to expand Matthews’ products and services in the United States casket market.

Acquired intangible assets of Milso include trade names with an assigned value of $5,800, which are not subject to amortization.  Intangible assets also include customer relationships with an assigned value of $10,400 to be amortized over their useful lives of 20 years.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed of Milso at the date of acquisition.

Cash	$197
Trade receivables	13,143
Inventories	17,975
Property, plant and equipment	5,434
Intangible assets	16,200
Goodwill and other assets	63,152
Total assets acquired	116,101
Trade accounts payable	9,467
Debt	1,207
Other liabilities	3,022
Total liabilities assumed	13,696
Net assets acquired	$102,405

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
(Dollar amounts in thousands, except per share data)
__________

16.	ACQUISITIONS, continued:

The following unaudited pro forma information for the year ended September 30, 2005 presents a summary of the consolidated results of Matthews combined with Milso as if the acquisition had occurred on October 1, 2004:

2005
Sales	$707,222
Income before taxes	98,734
Net income	61,614
Earnings per share	$1.90

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

17.           DISPOSITION:

In August 2007, the Company sold the consulting services portion of its Merchandising Solutions segment. The transaction resulted in a pre-tax gain of $1,322, which was recorded as a reduction in administrative expenses in the Consolidated Statement of Income.

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

The Company performed its annual impairment reviews in the second quarters of fiscal 2007 and fiscal 2006 and determined that no adjustments to the carrying values of goodwill or other indefinite lived intangibles were necessary.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
(Dollar amounts in thousands, except per share data)
__________

18.           GOODWILL AND OTHER INTANGIBLE ASSETS, continued:

Changes to goodwill, net of accumulated amortization, during the years ended September 30, 2007 and 2006, follow.

				Graphics	Marking	Merchandising
	Bronze	Casket	Cremation	Imaging	Products	Solutions	Consolidated

Balance at September 30, 2005	$73,029	$91,977	$6,536	$73,970	$5,213	$9,947	$260,672
Additions during period	-	24,005	-	8,502	-	-	32,507
Translation and adjustments	1,149	-	-	3,797	-	-	4,946
Balance at September 30, 2006	74,178	115,982	6,536	86,269	5,213	9,947	298,125
Additions	-	4,573	-	885	3,550	-	9,008
Dispositions	-	-	-	-	-	(809)	(809)
Translation and adjustments	3,197	-	-	8,478	299	-	11,974
Balance at September 30, 2007	$77,375	$120,555	$6,536	$95,632	$9,062	$9,138	$318,298

The additions to Casket goodwill during fiscal 2006 related primarily to the acquisitions of Royal and additional consideration recorded in accordance with the purchase agreement with Milso.   The additions to Graphics Imaging goodwill relate to the acquisition of Doyle and additional consideration paid in accordance with the purchase agreement related to a European Graphics business.

In fiscal 2007, the additions to Casket relate primarily to additional consideration paid in accordance with the acquisition of Royal and the purchase of certain Yorktowne assets. The additions to Graphics Imaging goodwill relate to the additional consideration paid in accordance with the purchase agreement related to a European Graphics business. The addition to Marking Products goodwill related to the purchase of a 60% interest in Kenuohua.  The reduction in goodwill in Merchandising Solutions relates to the disposition of its consulting services business during the year.

The following tables summarize the carrying amounts and related accumulated amortization for intangible assets as of September 30, 2007 and 2006, respectively.

	Carrying	Accumulated
	Amount	Amortization	Net
September 30, 2007:
Trade names	$26,140	$- *	$26,140
Customer relationships	25,215	(3,977)	21,238
Copyrights/patents/other	7,382	(3,454)	3,928
	$58,737	$(7,431)	$51,306

September 30, 2006:
Trade names	$24,003	$- *	$24,003
Customer relationships	20,900	(2,714)	18,186
Copyrights/patents/other	5,322	(2,546)	2,776
	$50,225	$(5,260)	$44,965
* Not subject to amortization

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
(Dollar amounts in thousands, except per share data)
__________

18.           GOODWILL AND OTHER INTANGIBLE ASSETS, continued:

The increase in intangible assets during fiscal 2007 was due to the addition of intellectual property in the Bronze and Marking Products segments, the purchase of certain assets by the Casket segment and the impact of fluctuations in foreign currency exchange rates on intangible assets denominated in foreign currencies, offset by additional amortization.

Amortization expense on intangible assets was $2,129, $2,216, and $1,826 in 2007, 2006 and 2005, respectively.   Amortization expense is estimated to be $2,756 in 2008, $2,614 in 2009, $1,757 in 2010, $1,725 in 2011 and $1,662 in 2012.

19.	ACCOUNTING PRONOUNCEMENTS:

Effective September 30, 2007, the Company adopted the recognition and related disclosure provisions of SFAS No. 158 which amends SFAS No. 87, No. 88, No. 106 and No. 132(R).  The provisions of the Statement are to be applied prospectively; therefore, prior periods presented have not been restated.  Accordingly, the over-funded or under-funded status of defined benefit postretirement plans has been recognized on the balance sheet with a corresponding adjustment in other comprehensive income. In addition, gains or loss and prior service costs or credits that were not included as components of periodic benefit expense are recognized in other comprehensive income.  As a result of the adoption of SFAS No. 158, the liability for pension and postretirement benefits increased approximately $14,742, deferred tax assets increased approximately $5,749 and equity (accumulated other comprehensive income) decreased by approximately $8,993.

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

In June 2006, FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Any resulting cumulative effect of applying the provisions of FIN 48 upon adoption will be reported as an adjustment to beginning retained earnings in the period of adoption. The Interpretation is effective for fiscal years beginning after December 15, 2006. The Company will adopt the provisions of FIN 48 in the first quarter of fiscal 2008.  The Company is currently evaluating the impact of the adoption of FIN 48, and does not expect such adoption to have a material impact on the Company’s consolidated financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, however, for non-financial assets and liabilities the effective date has been extended to fiscal years beginning after November 15, 2008.  The Company is currently evaluating the impact of the adoption of SFAS No. 157.

SUPPLEMENTARY FINANCIAL INFORMATION

Selected Quarterly Financial Data (Unaudited):

The following table sets forth certain items included in the Company's unaudited consolidated financial statements for each quarter of fiscal 2007 and fiscal 2006.

	Quarter Ended
	December 31	March 31	June 30	September 30	Year Ended September 30
	(Dollar amounts in thousands, except per share data)
FISCAL YEAR 2007:
Sales	$175,424	$202,979	$185,477	$185,472	$749,352

Gross profit	64,934	74,207	69,418	71,898	280,457

Operating profit	24,184	31,645	21,129	34,866	111,824

Net income	13,971	18,501	12,029	20,225	64,726

Earnings per share	.44	.58	.38	.64	2.04

FISCAL YEAR 2006:
Sales	$170,109	$181,068	$181,804	$182,910	$715,891

Gross profit	61,197	66,947	70,289	73,500	271,933

Operating profit	22,418	29,061	30,523	31,882	113,884

Net income	12,907	16,852	17,706	18,979	66,444

Earnings per share	.40	.52	.55	.59	2.06

FINANCIAL STATEMENT SCHEDULE

SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at		Charged to
	beginning of	Charged to	other		Balance at
Description	period	expense	accounts	Deductions	end of period
			(1)	(2)
Allowance for Doubtful Accounts:
Fiscal Year Ended:
September 30, 2007	$10,829	$335	$209	$(213)	$11,160
September 30, 2006	10,547	474	890	(1,082)	10,829
September 30, 2005	7,717	398	3,209	(777)	10,547

(1)	Amount comprised principally of acquisitions and purchase accounting adjustments in connection with acquisitions.
(2)	Amounts determined not to be collectible, net of recoveries.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no changes in accountants or disagreements on accounting or financial disclosure between the Company and PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, for the fiscal years ended September 30, 2007, 2006 and 2005.

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

(c) Attestation Report of the Registered Public Accounting Firm.

The Company’s internal control over financial reporting as of September 30, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 of this Annual Report on Form 10-K.

(d) Changes in Internal Control over Financial Reporting.

There have been no changes in the Company’s internal controls over financial reporting that occurred during the fiscal quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART III

ITEM 10.	DIRECTORS, OFFICERS and EXECUTIVE MANAGEMENT OF THE REGISTRANT.

In addition to the information reported in Part I of this Form 10-K, under the caption “Officers and Executive Management of the Registrant”, the information required by this item as to the directors of the Company is hereby incorporated by reference from the information appearing under the captions “Proposal No. 1 – Elections of Directors”, “General Information Regarding Corporate Governance – Audit Committee” and “Compliance with Section 16(a) of the Exchange Act” in the Company’s definitive proxy statement, which involves the election of the directors and is to be filed with the Securities and Exchange Commission pursuant to the Exchange Act of 1934, as amended, within 120 days of the end of the Company’s fiscal year ended September 30, 2007.

The Company’s Code of Ethics Applicable to Executive Management is set forth in Exhibit 14.1 hereto.

ITEM 11.                      EXECUTIVE COMPENSATION.

The information required by this item as to the compensation of directors and executive management of the Company is hereby incorporated by reference from the information appearing under the captions “Executive Compensation and Retirement Benefits” and “Director Compensation” in the Company’s definitive proxy statement which involves the election of directors and is to be filed with the Commission pursuant to the Exchange Act, within 120 days of the end of the Company’s fiscal year ended September 30, 2007.  The information contained in the “Compensation Committee Report” is specifically not incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by this item as to the ownership by management and others of securities of the Company is hereby incorporated by reference from the information appearing under the caption “Stock Ownership” in the Company’s definitive proxy statement which involves the election of directors and is to be filed with the Commission pursuant to the Exchange Act, within 120 days of the end of the Company’s fiscal year ended September 30, 2007.

Equity Compensation Plans:

The Company has a stock incentive plan that provides for grants of incentive stock options, non-statutory stock options and restricted share awards in an aggregate number not to exceed 15% of the outstanding shares of the Company’s common stock.  The option price for each stock option that may be granted under the plan may not be less than the fair market value of the Company's common stock on the date of grant.  Outstanding stock options are exercisable in various share amounts based on the attainment of appreciation of 10%, 33% and 60%, respectively, in the market value of the Company’s common stock but, in the absence of such events, options granted in fiscal 2005 and prior are exercisable in full for a one-week period beginning five years from the date of grant.  Options granted after fiscal 2006 will not allow for such one- week exercise period.  In addition, options generally vest in one-third increments after three, four and five years, respectively, from the grant date (but, in any event, not until the attainment of the certain market value levels described above).  The options expire on the earlier of ten years from the date of grant, upon employment termination, or within specified time limits following voluntary employment termination (with the consent of the Company), retirement or death.

Under the Company’s Director Fee Plan, directors who are not also officers of the Company each receive, as an annual retainer fee, either cash or shares of the Company's Class A Common Stock equivalent to $30,000.  Where the annual retainer fee is provided in shares, each director may elect to be paid these shares on a current basis or have such shares credited to a deferred stock account as phantom stock, with such shares to be paid to the director subsequent to leaving the Board.  Directors may also elect to receive the common stock equivalent of meeting fees credited to a deferred stock account.  The value of deferred shares is recorded in other liabilities.  Shares deferred under the Director Fee Plan at September 30, 2007, 2006 and 2005 were 48,697, 49,569 and 51,313, respectively.  Directors who are not also officers of the Company each received an annual stock-based grant (non-statutory stock options, stock appreciation rights and/or restricted shares) with a value of $50,000 in fiscal 2007 and $40,000 in fiscal 2006 and 2005.  A total of 22,300 stock options have been granted under the plan. At September 30, 2007, 21,300 options were outstanding, of which 16,500 are vested. Additionally, 13,200 shares of restricted stock have been granted under the plan, all of which are unvested at September 30, 2007. The restricted shares generally vest two years after the date of issuance.   As of November 13, 2007, a total of 300,000 shares have been authorized to be issued under the Director Fee Plan.

ITEM 12.                      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, continued

The following table provides information about grants under the Company's equity compensation plans as of September 30, 2007:

Equity Compensation Plan Information
Number of securities
remaining available
for future issuance
	Number of securities	Weighted-average	under equity
	to be issued upon	exercise price	compensation plans
	exercise of	of outstanding	(excluding
	outstanding options,	options, warrants	securities reflected
Plan category	warrants and rights	and rights	in column (a))
	(a)	(b)	(c)
Equity compensation plans
Approved by security holders:
Stock Incentive Plan	2,100,577	$33.60	2,557,997(1)
Employee Stock Purchase Plan	-	-	1,732,435(2)
Director Fee Plan	69,997	35.05	385,518(3)
Equity compensation plans not approved by security holders	None	None	None
Total	2,170,574	$33.61	4,675,950

(1)
The aggregate number of shares available for grant under such plan cannot exceed 15% of the outstanding shares of the Company’s common stock (4,658,574 shares at September 30, 2007) and includes up to 1,000,000 shares that can be issued as restricted stock under the Company’s 1992 Stock Incentive Plan.

(2)
Shares under the Employee Stock Purchase Plan (the “Plan”) are purchased in the open market by employees at the fair market value of the Company’s stock.  The Company provides a matching contribution of 10% of such purchases subject to certain limitations under the Plan.  As the Plan is an open market purchase plan, it does not have a dilutive effect.

(3)
Shares of restricted stock may be issued under the Director Fee Plan.  On November 13, 2007, the maximum number of shares authorized to be issued under the Director Fee Plan was reduced from 500,000 shares to 300,000 shares.  As such, the number of securities remaining available for future issuance under the Director Fee Plan was 185,518 at November 13, 2007.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this item as to certain relationships and transactions with management and other related parties of the Company is hereby incorporated by reference from the information appearing under the captions “Proposal No. 1 – Election of Directors” and “Certain Transactions” in the Company’s definitive proxy statement, which involves the election of directors and is to be filed with the Commission pursuant to the Exchange Act, within 120 days of the end of the Company’s fiscal year ended September 30, 2007.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item as to the fees billed and the services provided by the principal accounting firm of the Company is hereby incorporated by reference from the information appearing under the caption “Relationship with Independent Registered Public Accounting Firm” in the Company’s definitive proxy statement, which involves the election of directors and is to be filed with the Commission pursuant to  the Exchange Act within 120 days of the end of the Company’s fiscal year ended September 30, 2007.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) 1.  Financial Statements:

The following items are included in Part II, Item 8:

Pages
Management’s Report to Shareholders	34

Report of Independent Registered Public Accounting Firm	35

Consolidated Balance Sheets as of September 30, 2007 and 2006	36-37

Consolidated Statements of Income for the years ended September 30, 2007, 2006 and 2005	38

Consolidated Statements of Shareholders' Equity for the years ended September 30, 2007, 2006 and 2005	39

Consolidated Statements of Cash Flows for the years ended September 30, 2007, 2006 and 2005	40

Notes to Consolidated Financial Statements	41-62

Supplementary Financial Information	63

2.	Financial Statement Schedules:

Schedule II - Valuation and Qualifying Accounts is included on page 64 in Part II, Item 8 of this Annual Report on Form 10-K.

3.	Exhibits Filed:

The index to exhibits is on pages 70-72.

(b)	Reports on Form 8-K:

On July 20, 2007 Matthews filed a Current Report on Form 8-K under Item 2 in connection with a press release announcing its earnings for the third fiscal quarter of 2007.

On July 24, 2007 Matthews filed a Current Report on Form 8-K under Item 7 in connection with the settlement agreement with Yorktowne Caskets, Inc.

On July 27, 2007 Matthews filed a Current Report on Form 8-K under Item 1 in connection with the termination of the employment agreement with Martin J. Beck, President, Brand Solutions.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 27, 2007.

MATTHEWS INTERNATIONAL CORPORATION
(Registrant)

By	/s/Joseph C. Bartolacci
Joseph C. Bartolacci
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on November 27, 2007:

/s/Joseph C. Bartolacci	/s/Steven F. Nicola
Joseph C. Bartolacci	Steven F. Nicola
President and Chief Executive Officer	Chief Financial Officer, Secretary
(Principal Executive Officer)	and Treasurer (Principal Financial
and Accounting Officer)

/s/David M. Kelly	/s/John P. O'Leary, Jr.
David M. Kelly, Chairman of the Board	John P. O'Leary, Jr., Director

/s/David J. DeCarlo	/s/Martin Schlatter.
David J. DeCarlo, Director	Martin Schlatter, Director

/s/Glenn R. Mahone	/s/William J. Stallkamp
Glenn R. Mahone, Director	William J. Stallkamp, Director

/s/Robert G. Neubert	/s/John D. Turner
Robert G. Neubert, Director	John D. Turner, Director

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
EXHIBITS
INDEX
__________

The following Exhibits to this report are filed herewith or, if marked with an asterisk (*), are incorporated by reference.  Exhibits marked with an "a" represent a management contract or compensatory plan, contract or arrangement required to be filed by Item 601(b)(10)(iii) of Regulation S-K.

Exhibit No.	Description	Prior Filing or Sequential Page Numbers Herein

3.1	Restated Articles of Incorporation *	Exhibit Number 3.1 to Form 10-K for the year ended September 30, 1994

3.2	Restated By-laws *	Exhibit Number 99.1 to Form 8-K dated October 18, 2007

4.1 a	Form of Revised Option Agreement of Repurchase (effective October 1, 1993) *	Exhibit Number 4.5 to Form 10-K for the year ended September 30, 1993

4.2	Form of Share Certificate for Class A Common Stock *	Exhibit Number 4.9 to Form 10-K for the year ended September 30, 1994

10.1	Revolving Credit Facility *	Exhibit Number 10.1 to Form 10-K for the year ended September 30, 2001

10.2	First Amendment to Revolving Credit Facility*	Exhibit Number 10.1 to Form 10-Q for the quarter ended March 31, 2004

10.3	Second Amendment to Revolving Credit Facility *	Exhibit Number 10.1 to Form 10-Q for the quarter ended December 31, 2004

10.4	Third Amendment to Revolving Credit Facility	Filed Herewith

10.5 a	Supplemental Retirement Plan*	Exhibit Number 10.4 to Form 10-K for the year ended September 30, 2006

10.6 a	1992 Stock Incentive Plan (as amended through April 25, 2006) *	Exhibit Number 10.1 to Form 10-Q for the quarter ended March 31, 2006

INDEX, Continued
_______

Exhibit No.	Description	Prior Filing or Sequential Page Numbers Herein

10.7 a	Form of Stock Option Agreement *	Exhibit Number 10.1 to Form 10-Q for the quarter ended December 31, 1994

10.8 a	Form of Restricted Stock Agreement	Filed Herewith

10.9 a	1994 Director Fee Plan (as amended through November 13, 2007)	Filed Herewith

10.10 a	1994 Employee Stock Purchase Plan *	Exhibit Number 10.2 to Form 10-Q for the quarter ended March 31, 1995

10.11 a	Key Employee Employment Agreement by and between The York Group, Inc. and Harry Pontone dated May 28, 2005 and effective July 11, 2005*	Exhibit Number 10.2 to Form 8-K dated July 14, 2005

10.12	Agreement and Plan of Merger By and Among Matthews International Corporation, Empire Merger Corp., and The York Group, Inc., dated as of May 24, 2001 *	Exhibit Number 10.3 to Form 8-K dated May 24, 2001

10.13
Asset Purchase Agreement between I.D.L. Incorporated and Hugh Andrew, L.P. and Big Red Rooster, Inc. and The Cloverleaf Group, L.P. and iDL shareholders and the BRR shareholders and The Cloverleaf Group, Inc. and Matthews International Corporation dated as of July 19, 2004*
Exhibit Number 10.1 to Form 10-Q for the quarter ended June 30, 2004

10.14
Share Sale and Purchase Agreement between Graeme Phillip King and Brian Ernest Tottman and Robert Greig Watkins and Geoffrey William Roberts and Helen M. King and Josephine Tottman and Sally R. Watkins and Jennifer R. Roberts and Matthews Holding Company (U.K.) Limited.*
Exhibit Number 10.11 to Form 10-K for the year ended September 30, 2004

10.15
Asset Purchase Agreement by and among The York Group, Inc., Midnight Acquisition Corporation, Milso Industries, Inc., Milso Industries, LLC, SBC Holding Corporation, the Shareholders identified therein and Matthews International Corporation*
Exhibit Number 10.1 to Form 8-K dated on July 14, 2005

14.1	Form of Code of Ethics Applicable to Executive Management *	Exhibit Number 14.1 to Form 10-K for the year ended September 30, 2004

INDEX, Continued
_______
Exhibit No.	Description	Prior Filing or Sequential Page Numbers Herein

21	Subsidiaries of the Registrant	Filed Herewith

23	Consent of Independent Registered Public Accounting Firm	Filed Herewith

31.1	Certification of Principal Executive Officer for Joseph C. Bartolacci	Filed Herewith

31.2	Certification of Principal Financial Officer for Steven F. Nicola	Filed Herewith

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Joseph C. Bartolacci	Filed Herewith

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Steven F. Nicola	Filed Herewith

Copies of any Exhibits will be furnished to shareholders upon written request.  Requests should be directed to Mr. Steven F. Nicola, Chief Financial Officer, Secretary and Treasurer of the Registrant.