Form 10-Q
period 2007-12-31
MATTHEWS INTERNATIONAL CORP
filed 2008-02-05
CIK 63296

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Quarterly Period Ended December 31, 2007

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

As of January 31, 2008, shares of common stock outstanding were:

Class A Common Stock 31,094,367 shares

PART I - FINANCIAL INFORMATION
MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands, except per share data)

	December 31, 2007		September 30, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents		$59,403		$44,002
Short-term investments		81		105
Accounts receivable, net		107,598		120,882
Inventories		91,831		93,834
Deferred income taxes		1,655		1,666
Other current assets		8,241		6,025

Total current assets		268,809		266,514

Investments		13,659		12,044
Property, plant and equipment: Cost	222,026		218,921
Less accumulated depreciation	(135,167)		(129,995)
		86,859		88,926
Deferred income taxes		23,815		23,311
Other assets		12,421		10,670
Goodwill		319,575		318,298
Other intangible assets, net		50,312		51,306

Total assets		$775,450		$771,069

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Long-term debt, current maturities		$26,444		$27,057
Accounts payable		21,928		22,859
Accrued compensation		24,601		31,205
Accrued income taxes		14,004		5,792
Other current liabilities		33,416		36,543

Total current liabilities		120,393		123,456

Long-term debt		137,070		142,273
Accrued pension		23,948		23,629
Postretirement benefits		20,945		20,743
Deferred income taxes		10,100		11,799
Environmental reserve		7,701		7,841
Other liabilities and deferred revenue		15,432		14,550

Shareholders' equity:
Common stock	36,334		36,334
Additional paid in capital	39,530		41,570
Retained earnings	483,413		467,846
Accumulated other comprehensive income	13,246		13,390
Treasury stock, at cost	(132,662)		(132,362)
		439,861		426,778

Total liabilities and shareholders' equity		$775,450		$771,069

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollar amounts in thousands, except per share data)

	Three Months Ended
	December 31,
	2007	2006

Sales	$182,348	$175,424
Cost of sales	(110,360)	(110,490)

Gross profit	71,988	64,934

Selling and administrative expenses	(45,210)	(40,750)

Operating profit	26,778	24,184

Investment income	512	411
Interest expense	(2,144)	(1,816)
Other income, net	245	131
Minority interest	(552)	(520)

Income before income taxes	24,839	22,390

Income taxes	(7,408)	(8,419)

Net income	$17,431	$13,971

Earnings per share:
Basic	$.56	$.44

Diluted	$.56	$.44

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollar amounts in thousands, except per share data)

	Three Months Ended
	December 31,
	2007	2006

Cash flows from operating activities:
Net income	$17,431	$13,971
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,043	5,311
(Gain) loss on sale of assets	23	(635)
Minority interest	552	520
Stock-based compensation expense	1,115	872
Change in deferred taxes	(2,027)	105
Changes in working capital items	10,257	(10,011)
Increase in other assets	(1,988)	(2,311)
Increase in other liabilities	442	1,864
Increase in pension and postretirement benefits	645	1,280

Net cash provided by operating activities	31,493	10,966

Cash flows from investing activities:
Capital expenditures	(2,130)	(3,531)
Proceeds from sale of assets	254	784
Acquisitions, net of cash acquired	-	(7,757)
Proceeds from sale of investments	-	265
Purchases of investments	(1,673)	(67)

Net cash used in investing activities	(3,549)	(10,306)

Cash flows from financing activities:
Proceeds from long-term debt	8,889	20,000
Payments on long-term debt	(15,200)	(12,644)
Proceeds from the sale of treasury stock	713	2,121
Purchases of treasury stock	(4,318)	(2,645)
Tax benefit of exercised stock options	84	611
Dividends	(1,864)	(1,744)
Distributions to minority interests	(1,022)	(766)

Net cash (used in) provided by financing activities	(12,718)	4,933

Effect of exchange rate changes on cash	175	748

Net increase in cash and cash equivalents	$15,401	$6,341

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007
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

The Company has manufacturing and marketing facilities in the United States, Mexico, Canada, Europe, Australia and China.

Note 2.   Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information for commercial and industrial companies and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three months ended December 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2007.  The consolidated financial statements include all domestic and foreign subsidiaries in which the Company maintains an ownership interest and has operating control.  All intercompany accounts and transactions have been eliminated.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Dollar amounts in thousands, except per share data)

Note 3.   Inventories

Inventories consisted of the following:

	December 31, 2007	September 30, 2007

Materials and finished goods	$84,678	$86,304
Labor and overhead in process	7,153	7,530
	$91,831	$93,834

Note 4.   Debt

The Company has a domestic Revolving Credit Facility with a syndicate of financial institutions.  The maximum amount of borrowings available under the facility is $225,000 and the facility’s maturity is September 10, 2012. Borrowings under the amended facility bear interest at LIBOR plus a factor ranging from .40% to .80% based on the Company’s leverage ratio.  The leverage ratio is defined as net indebtedness divided by EBITDA (earnings before interest, taxes, depreciation and amortization).  The Company is required to pay an annual commitment fee ranging from .15% to .25% (based on the Company’s leverage ratio) of the unused portion of the facility.  The Revolving Credit Facility requires the Company to maintain certain leverage and interest coverage ratios.  A portion of the facility (not to exceed $10,000) is available for the issuance of trade and standby letters of credit.  Outstanding borrowings on the Revolving Credit Facility at December 31, 2007 were $142,500.  The weighted-average interest rate on outstanding borrowings at December 31, 2007 and 2006 was 4.98% and 5.10%, respectively.

The Company has entered into the following interest rate swaps:

Date	Initial Amount	Fixed Interest Rate	Interest Rate Spread at December 31, 2007	Equal Quarterly Payments	Maturity Date
April 2004	$50,000	2.66%	.40%	$2,500	April 2009
September 2005	50,000	4.14	.40	3,333	April 2009
August 2007	15,000	5.07	.40	-	April 2009
August 2007	10,000	5.07	.40	-	April 2009
September 2007	25,000	4.77	.40	-	September 2012

The interest rate swaps have been designated as cash flow hedges of the future variable interest payments under the Revolving Credit Facility which are considered probable of occurring.  Based on the Company’s assessment, all of the critical terms of each of the hedges matched the underlying terms of the hedged debt and related forecasted interest payments, and as such, these hedges were considered highly effective.

The fair value of the interest rate swaps reflected an unrealized loss of $1,018 ($621 after tax) at December 31, 2007 that is included in shareholders’ equity as part of accumulated other comprehensive income.  Assuming market rates remain constant with the rates at December 31, 2007, approximately $198 of the $621 loss included in accumulated other comprehensive income is expected to be recognized in earnings as an adjustment to interest expense over the next twelve months.

The Company, through its wholly-owned subsidiary, Matthews International GmbH (“MIGmbH”), has a credit facility with National Westminster Bank Plc for borrowings up to 10.0 million Euros ($14,598).  Outstanding borrowings under the credit facility totaled 8.0 million Euros ($11,678) at December 31, 2007.  The weighted-average interest rate on outstanding borrowings of MIGmbH at December 31, 2007 and 2006 was 5.06% and 3.93%, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Dollar amounts in thousands, except per share data)

Note 4.   Debt  (continued)

The Company, through its wholly-owned subsidiary, Matthews International S.p.A., has several loans with various Italian banks.  Outstanding borrowings on these loans totaled 4.9 million Euros ($7,189) at December 31, 2007.  Matthews International S.p.A. also has three lines of credit totaling 8.4 million Euros ($12,219) with the same Italian banks.  Outstanding borrowings on these lines were 1.1 million Euros ($1,563) at December 31, 2007.  The weighted-average interest rate on outstanding borrowings of Matthews International S.p.A. at December 31, 2007 and 2006 was 3.26% and 3.24%, respectively.

Note 5.   Comprehensive Income

Comprehensive income consists of net income adjusted for changes, net of the related income tax effect, in cumulative foreign currency translation, the fair value of derivatives, unrealized investment gains and losses and pension and postretirement liabilities. For the three months ended December 31, 2007 and 2006, comprehensive income was $17,286 and $18,714, respectively.

Note 6.   Share-Based Payments

The Company has a stock incentive plan that provides for grants of incentive stock options, non-statutory stock options and restricted share awards in an aggregate number not to exceed 15% of the outstanding shares of the Company’s common stock (4,667,424 at December 31, 2007). At December 31, 2007, there were 2,499,908 shares reserved for future issuance under the plan. The plan is administered by the Compensation Committee of the Board of Directors.  The option price for each stock option that may be granted under the plan may not be less than the fair market value of the Company's common stock on the date of grant.  Outstanding stock options are generally exercisable in one-third increments upon the attainment of 10%, 33% and 60% appreciation in the market value of the Company’s Class A Common Stock.  In addition, options generally vest in one-third increments after three, four and five years, respectively, from the grant date (but, in any event, not until the attainment of the market value thresholds).  The options expire on the earlier of ten years from the date of grant, upon employment termination, or within specified time limits following voluntary employment termination (with the consent of the Company), retirement or death.  The Company generally settles employee stock option exercises with treasury shares.  With respect to restricted share grants, generally one-half of the shares vest on the third anniversary of the grant.  The remaining one-half of the shares vest in one-third increments upon attainment of 10%, 25% and 40% appreciation in the market value of the Company’s Class A Common Stock.  Unvested restricted shares generally expire on the earlier of five years from the date of grant, upon employment termination, or within specified time limits following voluntary employment termination (with the consent of the Company), retirement or death.  The Company issues restricted shares from treasury shares.

For the three-month periods ended December 31, 2007 and 2006, total stock-based compensation cost totaled $1,115 and $872, respectively.  The associated future income tax benefit recognized was $435 and $340 for the three-month periods ended December 31, 2007 and 2006, respectively.

For the three-month periods ended December 31, 2007 and 2006, the amount of cash received from the exercise of stock options was $713 and $2,121, respectively.  In connection with these exercises, the tax benefits realized by the Company for the three-month periods ended December 31, 2007 and 2006 were $170 and $897, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Dollar amounts in thousands, except per share data)

Note 6.   Share-Based Payments (continued)

The transactions for shares under options for the quarter ended December 31, 2007 were as follows:

			Weighted-
		Weighted-	average	Aggregate
		average	remaining	intrinsic
	Shares	exercise price	contractual term	value
Outstanding, September 30, 2007	2,100,577	$33.60
Granted	-	-
Exercised	(26,058)	27.37
Expired or forfeited	(47,081)	38.86
Outstanding, December 31, 2007	2,027,438	$33.56	6.9	$26,992
Exercisable, December 31, 2007	746,858	$27.85	5.6	$14,205

The weighted-average grant date fair value of options granted for the three-month period ended December 31, 2006 was $12.23. The fair value of shares earned during the three-month periods ended December 31, 2007 and 2006 was $2,954 and $1,820, respectively.  The intrinsic value of options (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during the three-month periods ended December 31, 2007 and 2006 was $482 and $2,300, respectively.

The transactions for non-vested options for the quarter ended December 31, 2007 were as follows:

		Weighted-average
		grant-date
Non-vested shares	Shares	fair value
Non-vested at September 30, 2007	1,642,201	$10.87
Granted	-	-
Vested	(314,540)	9.39
Expired or forfeited	(47,081)	11.33
Non-vested at December 31, 2007	1,280,580	$11.21

As of December 31, 2007 the total unrecognized compensation cost related to non-vested stock options was approximately $4,760.   This cost is expected to be recognized over a weighted-average period of 3.3 years in accordance with the vesting periods of the options.

Changes to restricted stock for the three months ended December 31, 2007 were as follows:

		Weighted-average
		grant-date
Non-vested restricted stock	Shares	fair value
Non-vested at September 30, 2007	9,249	$40.56
Granted	132,069	38.83
Vested	-	-
Expired or forfeited	(1,240)	38.56
Non-vested at December 31, 2007	140,078	$38.95

As of December 31, 2007, the total unrecognized compensation cost related to unvested restricted stock was $3,895 and is expected to be recognized over a weighted average period of 2.3 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Dollar amounts in thousands, except per share data)

Note 6.   Share-Based Payments (continued)

The fair value of each option and restricted stock grant is estimated on the date of grant using a binomial lattice valuation model.  The following table indicates the assumptions used in estimating fair value of stock options (fiscal 2007) and restricted stock (fiscal 2008) for the quarters ended December 31, 2007 and 2006.

	Three Months Ended December 31,
	2007	2006
Expected volatility	24.0%	24.0%
Dividend yield	.6%	.6%
Average risk free interest rate	3.6%	4.7%
Average expected term (years):
Restricted shares	2.3	-
Stock options	-	6.3

The risk free interest rate is based on United States Treasury yields at the date of grant. The dividend yield is based on the most recent dividend payment and average stock price over the 12 months prior to the grant date.  Expected volatilities are based on the historical volatility of the Company’s stock price.  The expected term for the quarter ended December 31, 2006 represents an estimate of the period of time options are expected to remain outstanding.   The expected term for the quarter ended December 31, 2007 represents an estimate of the average period of time for restricted shares to vest.  Separate employee groups and option characteristics are considered separately for valuation purposes.

Under the Company’s Director Fee Plan, directors who are not also officers of the Company each receive, as an annual retainer fee, either cash or shares of the Company's Class A Common Stock equivalent to $30.  Where the annual retainer fee is provided in shares, each director may elect to be paid these shares on a current basis or have such shares credited to a deferred stock account as phantom stock, with such shares to be paid to the director subsequent to leaving the Board.  Directors may also elect to receive the common stock equivalent of meeting fees credited to a deferred stock account.  The value of deferred shares is recorded in other liabilities.  A total of 48,697 shares had been deferred under the Director Fee Plan at December 31, 2007.  Additionally, directors who are not also officers of the Company each receive an annual stock-based grant (non-statutory stock options, stock appreciation rights and/or restricted shares) with a value of $50.  A total of 22,300 stock options have been granted under the plan.  At December 31, 2007, 21,300 options were outstanding, of which 16,500 were vested. Additionally, 13,200 shares of restricted stock have been granted under the plan, 12,000 of which are unvested at December 31, 2007.  A total of 300,000 shares have been authorized to be issued under the Director Fee Plan.

Note 7.   Earnings Per Share

	Three Months Ended
	December 31,
	2007	2006

Net income	$17,431	$13,971

Weighted-average common shares outstanding	30,998,879	31,667,019
Dilutive securities, primarily stock options	152,946	184,265
Diluted weighted-average common shares outstanding	31,151,825	31,851,284

Basic earnings per share	$.56	$.44
Diluted earnings per share	$.56	$.44

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Dollar amounts in thousands, except per share data)

Note 8.   Pension and Other Postretirement Benefit Plans

The Company provides defined benefit pension and other postretirement plans to certain employees. Net periodic pension and other postretirement benefit cost for the plans included the following:

	Pension		Other Postretirement
Three months ended December 31,	2007	2006	2007	2006

Service cost	$1,016	$1,003	$146	$133
Interest cost	1,744	1,640	348	297
Expected return on plan assets	(1,836)	(1,612)	-	-
Amortization:
Prior service cost	4	3	(322)	(322)
Net actuarial loss	317	385	122	72

Net benefit cost	$1,245	$1,419	$294	$180

Benefit payments under the Company’s principal retirement plan are made from plan assets, while benefit payments under the postretirement benefit plan are made from the Company’s operating funds.  Under IRS regulations, the Company is not required to make any significant contributions to its principal retirement plan in fiscal year 2008.  As of December 31, 2007, contributions of $145 and $301 have been made under the supplemental retirement plan and postretirement plan, respectively.  The Company currently anticipates contributing an additional $435 and $807 under the supplemental retirement plan and postretirement plan, respectively, for the remainder of fiscal 2008.

Note 9.   Income Taxes

Income tax provisions for the Company’s interim periods are based on the effective income tax rate expected to be applicable for the full year. The Company's effective tax rate for the three months ended December 31, 2007 was 29.8%, compared to 37.6% for the first quarter of fiscal 2007.  The decrease primarily resulted from the impact of a $1.9 million reduction in net deferred tax liabilities to reflect the enactment of lower statutory income tax rates in Europe.  Excluding the one-time adjustment to deferred taxes, the Company’s effective tax rate was 37.4%, compared to 37.6% for fiscal 2007.  The difference between the Company's effective tax rate and the Federal statutory rate of 35.0% primarily reflected the impact of state and foreign income taxes.

On October 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 109, “Accounting for Income Taxes” (“SFAS No. 109”).  This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN 48 did not have a material effect on the Company’s financial statements.

As of the date of adoption, the Company had $7,400 of unrecognized tax benefits, all of which, if recorded, would impact the 2008 annual effective tax rate.  It is reasonably possible that the amount of unrecognized tax benefits could change by approximately $700 in the next 12 months primarily due to expiration of statutes related to specific tax positions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Dollar amounts in thousands, except per share data)

Note 9.   Income Taxes (continued)

Upon adoption of FIN 48, the Company included an estimate of $2,900 related to penalties and interest that may potentially be applicable in the event of an unfavorable outcome of uncertain tax positions.  Changes in this estimate are included as a component of the provision for income taxes in the Consolidated Statements of Income.

The Company is currently under examination in several tax jurisdictions and remains subject to examination until the statute of limitations expires for those tax jurisdictions.  As of December 31, 2007, the tax years that remain subject to examination by major jurisdiction generally are:

United States – Federal and State	2004 and forward
Canada	2003 and forward
Europe	2002 and forward
United Kingdom	2006 and forward
Australia	2002 and forward

Note 10.   Segment Information

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

Information about the Company's segments follows:

	Three Months Ended
	December 31,
	2007	2006
Sales to external customers:
Memorialization:
Bronze	$54,166	$50,428
Casket	55,776	53,823
Cremation	6,384	6,634
	116,326	110,885
Brand Solutions:
Graphics Imaging	34,995	33,751
Marking Products	14,707	13,680
Merchandising Solutions	16,320	17,108
	66,022	64,539

	$182,348	$175,424

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Dollar amounts in thousands, except per share data)

Note 10.   Segment Information (continued):

	Three Months Ended
	December 31,
	2007	2006
Operating profit:
Memorialization:
Bronze	$12,969	$11,626
Casket	7,026	5,911
Cremation	1,047	776
	21,042	18,313
Brand Solutions:
Graphics Imaging	2,742	2,190
Marking Products	1,426	2,386
Merchandising Solutions	1,568	1,295
	5,736	5,871

	$26,778	$24,184

Note 11.   Acquisitions

In July 2007, The York Group, Inc. (“York”), a wholly-owned subsidiary of the Company, reached a settlement agreement with Yorktowne Caskets, Inc. and its shareholders (collectively “Yorktowne”) with respect to all outstanding litigation between the parties.  In exchange for the mutual release, the principal terms of the settlement included the assignment by Yorktowne of certain customer and employment-related contracts to York and the purchase by York of certain assets, including York-product inventory, of Yorktowne.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Dollar amounts in thousands, except per share data)

Note 12.   Goodwill and Other Intangible Assets (continued)

Changes to goodwill, net of accumulated amortization, for the three months ended December 31, 2007, were as follows:

				Graphics	Marking	Merchandising
	Bronze	Casket	Cremation	Imaging	Products	Solutions	Consolidated

Balance at September 30, 2007	$77,375	$120,555	$6,536	$95,632	$9,062	$9,138	$318,298
Additions during period	-	51	-		-	-	51
Dispositions				(161)			(161)
Translation and other adjustments	578	-	-	702	107	-	1,387
Balance at December 31, 2007	$77,953	$120,606	$6,536	$96,173	$9,169	$9,138	$319,575

The following tables summarize the carrying amounts and related accumulated amortization for intangible assets as of December 31, 2007 and September 30, 2007, respectively.

	Carrying	Accumulated
	Amount	Amortization	Net
December 31, 2007:
Trade names	$25,913	$- *	$25,913
Customer relationships	25,148	(4,317)	20,831
Copyrights/patents/other	7,295	(3,727)	3,568
	$58,356	$(8,044)	$50,312

September 30, 2007:
Trade names	$26,140	$- *	$26,140
Customer relationships	25,215	(3,977)	21,238
Copyrights/patents/other	7,382	(3,454)	3,928
	$58,737	$(7,431)	$51,306
* Not subject to amortization

The change in intangible assets during the quarter ended December 31, 2007 was due to the impact of fluctuations in foreign currency exchange rates on intangible assets denominated in foreign currencies and additional amortization.

Amortization expense on intangible assets was $743 and $627 for the three-month periods ended December 31, 2007 and 2006, respectively.  Amortization expense is estimated to be $2,067 in 2008, $2,614 in 2009, $1,757 in 2010, $1,725 in 2011 and $1,662 in 2012.

Note 13.   Accounting Pronouncements

In June 2006, the FASB issued FIN 48 which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Any resulting cumulative effect of applying the provisions of FIN 48 upon adoption will be reported as an adjustment to beginning retained earnings in the period of adoption. The Company adopted FIN 48 as of October 1, 2007 which did not have a material effect on the financial statements.  See Note 9 for additional disclosures related to the adoption of FIN 48.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Dollar amounts in thousands, except per share data)

Note 13.   Accounting Pronouncements (continued)

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141R”).  SFAS No. 141R requires recognition and measurement of the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in a business combination, goodwill acquired or a gain from a bargain purchase.  The Statement is effective for fiscal years beginning on or after December 15, 2008 and is to be applied prospectively.  Earlier adoption is not permitted.  The Company is currently evaluating the impact of the adoption of SFAS No. 141R.

In December 2007, the FASB issued SAFS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”).  SFAS No. 160 amends Accounting Research Bulletin 51 and establishes accounting and reporting standards for the noncontrolling interest in a subsidiary. The Statement requires that consolidated net income reflect the amounts attributable to both the parent and the noncontrolling interest, and also includes additional disclosure requirements. The Statement is effective for fiscal years beginning on or after December 15, 2008 and is to be applied prospectively as of the beginning of the fiscal year in which the Statement is initially applied, except for the presentation and disclosure requirements which shall be applied retrospectively for all periods presented.  Earlier adoption is not permitted.  The Company is currently evaluating the impact of the adoption of SFAS No. 160.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement:

The following discussion should be read in conjunction with the consolidated financial statements of Matthews International Corporation (“Matthews” or the “Company”) and related notes thereto included in this Quarterly Report on Form 10-Q and the Company's Annual Report on Form 10-K for the year ended September 30, 2007.  Any forward-looking statements contained herein are included pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements involve known and unknown risks and uncertainties that may cause the Company's actual results in future periods to be materially different from management's expectations.  Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove correct.  Factors that could cause the Company's results to differ materially from the results discussed in such forward-looking statements principally include changes in domestic or international economic conditions, changes in foreign currency exchange rates, changes in the cost of materials used in the manufacture of the Company’s products, changes in death rates, changes in product demand or pricing as a result of consolidation in the industries in which the Company operates, changes in product demand or pricing as a result of domestic or international competitive pressures, unknown risks in connection with the Company's acquisitions, an unfavorable outcome in any litigation claims or assessments involving the Company and technological factors beyond the Company's control.  In addition, although the Company does not have any customers that would be considered individually significant to consolidated sales, changes in the distribution of the Company’s products or the potential loss of one or more of the Company’s larger customers are also considered risk factors.

Results of Operations:

The following table sets forth certain income statement data of the Company expressed as a percentage of net sales for the periods indicated.

	Three months ended		Years ended
	December 31,		September 30,
	2007	2006	2007	2006
Sales	100.0%	100.0%	100.0%	100.0%
Gross profit	39.5%	37.0%	37.4%	38.0%
Operating profit	14.7%	13.8%	14.9%	15.9%
Income before taxes	13.6%	12.8%	13.8%	14.7%
Net income	9.6%	8.0%	8.6%	9.3%

Sales for the quarter ended December 31, 2007 were $182.3 million, compared to $175.4 million for the three months ended December 31, 2006.  The increase reflected higher sales in both the Memorialization and Brand Solutions Groups and included the favorable effect of higher foreign currency values against the U.S. dollar.  For the first quarter of fiscal 2008, changes in foreign currency values against the U.S. dollar had a favorable impact of approximately $4.6 million on the Company’s consolidated sales compared to the quarter ended December 31, 2006.

In the Company’s Memorialization business, Bronze segment sales for the fiscal 2008 first quarter were $54.2 million, compared to $50.4 million for the fiscal 2007 first quarter.  The growth in sales resulted primarily from higher selling prices and an increase in the value of foreign currencies against the U.S. dollar.  A reduction in the volume of memorial products, which reflected a decline in the death rate for the quarter, and lower mausoleum sales partially offset the segment’s sales growth.  Sales for the Casket segment were $56.0 million for the quarter ended December 31, 2007, compared to fiscal 2007 first quarter sales of $53.8 million. The increase resulted principally from higher average selling prices, which reflected the continued effect of transition to direct distribution in certain territories.  The increase was offset partially by lower volume, due in part to a decline in the death rate.  Sales for the Cremation segment were $6.4 million for the first quarter of fiscal 2008, compared to $6.6 million for the same period a year ago.  The decrease principally reflected lower sales of cremation caskets to independent distributors, offset partially by higher selling prices and improved product mix.  In the Brand Solutions business, sales for the Graphics Imaging segment in the first quarter of fiscal 2008 were $35.0 million, compared to $33.8 million for the same period a year ago.  The sales improvement principally reflected an increase in the value of foreign currencies against the U.S. dollar and higher sales in the U.S. market, partially offset by lower sales in the U.K. market.  Marking Products segment sales for the quarter ended December 31, 2007 were $14.7 million, compared to $13.7 million for the fiscal 2007 first quarter.  The increase was principally due to the acquisition of an interest in a Chinese ink-jet manufacturer in June 2007 and an increase in the value of foreign currencies against the U.S. dollar.  These increases were offset partially by lower product demand in the U.S. market, reflecting a slowdown in several of the segment’s markets, including the building products and materials handling markets.  Sales for the Merchandising Solutions segment were $16.3 million for the first quarter of fiscal 2008, compared to $17.1 million for the same period a year ago.  The decrease principally reflected the sale of the segment’s marketing consultancy business in August 2007, partially offset by an increase in demand for the segment’s merchandising display products.

Gross profit for the quarter ended December 31, 2007 was $72.0 million, compared to $64.9 million for the same period a year ago.  Consolidated gross profit as a percent of sales increased from 37.0% for the first quarter of fiscal 2007 to 39.5% for the fiscal 2008 first quarter.  The increase in consolidated gross profit primarily reflected the impact of higher sales, an increase in the value of foreign currencies against the U.S. dollar and the effects of cost structure initiatives implemented in the last half of fiscal 2007 in several of the Company’s businesses.  These gains were partially offset by the effect of lower Graphics Imaging segment sales in the U.K. market.

Selling and administrative expenses for the three months ended December 31, 2007 were $45.2 million, compared to $40.8 million for the first quarter of fiscal 2007.  Consolidated selling and administrative expenses as a percent of sales were 24.8% for the quarter ended December 31, 2007, compared to 23.2% for the same period last year.  The increase in selling and administrative expenses primarily resulted from the continued expansion of the Casket segment’s direct distribution capabilities, the acquisition of an interest in a Chinese ink-jet manufacturer in June 2007 and increases in the value of foreign currencies against the U.S. dollar.  The fiscal 2007 first quarter included an earn-out charge of approximately $667,000 under the Milso Industries (“Milso”) acquisition-related agreements which did not recur in fiscal 2008.

Operating profit for the quarter ended December 31, 2007 was $26.8 million, compared to $24.2 million for the three months ended December 31, 2006.  Bronze segment operating profit for the fiscal 2008 first quarter was $13.0 million, compared to $11.6 million for the first quarter of fiscal 2007.  The increase primarily reflected higher sales and an increase in the value of foreign currencies against the U.S. dollar.  Operating profit for the Casket segment for the first quarter of fiscal 2008 was $7.0 million, compared to $5.9 million for the first quarter of fiscal 2007.  The increase resulted from higher sales.  In addition, the first quarter a year ago included the charge of $667,000 in connection with earn-out provisions under the Milso acquisition related agreements.  Cremation segment operating profit for the quarter ended December 31, 2007 was $1.0 million, compared to $776,000 for the same period a year ago.  The increase principally reflected the favorable impact of cost controls, improved pricing and a better product mix.  The Graphics Imaging segment operating profit for the quarter ended December 31, 2007 was $2.7 million, compared to $2.2 million for the three months ended December 31, 2006.  The increase resulted primarily from higher sales in the U.S. market, the favorable effect of exchange rate changes and the impact of cost reduction initiatives in fiscal 2007.  Operating profit for the Marking Products segment for the fiscal 2008 first quarter was $1.4 million, compared to $2.4 million for the same period a year ago.  The decrease primarily reflected the impact of lower domestic sales.  Merchandising Solutions segment operating profit was $1.6 million for the first quarter of fiscal 2008, compared to $1.3 million for the same period in fiscal 2007.  The increase primarily reflected higher sales of merchandising display products and the effects of the segment’s cost structure initiatives.  The increases were offset partially by impact of the sale of the segment’s consulting services business in August 2007.

Investment income for the three months ended December 31, 2007 was $512,000, compared to $411,000 for the quarter ended December 31, 2006.  The improvement principally reflected higher levels of invested funds.  Interest expense for the fiscal 2008 first quarter was $2.1 million, compared to $1.8 million for the same period last year.  The increase in interest expense primarily reflected higher average debt levels and higher interest rates during the quarter ended December 31, 2007 compared to the same quarter a year ago.

Other income (deductions), net, for the quarter ended December 31, 2007 represented an increase in pre-tax income of $245,000, compared to an increase in pre-tax income of $131,000 for the same quarter last year.  Minority interest deduction for the fiscal 2008 first quarter was $552,000, compared to $520,000 for the first quarter of fiscal 2007.

The Company's effective tax rate for the three months ended December 31, 2007 was 29.8%, compared to 37.6% for the first quarter of fiscal 2007.  The decrease resulted from the impact of a $1.9 million reduction in net deferred tax liabilities to reflect the enactment of lower statutory income tax rates in Europe.  Excluding the one-time adjustment to deferred taxes, the Company’s effective tax rate was 37.4%, compared to 37.6% for fiscal 2007.  The decline was partially due to an increase in the U.S. manufacturing tax credit and lower foreign taxes resulting from lower European statutory rates.  The difference between the Company's effective tax rate and the Federal statutory rate of 35.0% primarily reflected the impact of state and foreign income taxes.

Liquidity and Capital Resources:

Net cash provided by operating activities was $31.5 million for the three months ended December 31, 2007, compared to $11.0 million for the first quarter of fiscal 2007.  Operating cash flow for both periods reflected net income adjusted for non-cash charges (depreciation, amortization, stock-based compensation expense and an increase in minority interest), and the impact of working capital changes.  In the fiscal 2008 first quarter, working capital changes included decreases in accounts receivable and inventory resulting from working capital management initiatives in several segments; offset partially by the payment of year end bonus accruals.  First quarter fiscal 2007 working capital changes primarily reflected the payment of year end bonus accruals, an increase in inventory resulting from the expansion of the Company’s casket distribution capabilities and higher inventory related to a significant Merchandising Solutions segment project that shipped in the second fiscal quarter.

Cash used in investing activities was $3.5 million for the three months ended December 31, 2007, compared to $10.3 million for the three months ended December 31, 2006.  Investing activities for the first quarter of fiscal 2008 primarily reflected capital expenditures of $2.1 million and net purchases of investments of $1.7 million.  Investing activities for the first quarter of fiscal 2007 consisted of capital expenditures of $3.5 million, acquisition related payments of $7.8 million and proceeds from the disposition of assets of $1.0 million.

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

Cash used in financing activities for the quarter ended December 31, 2007 was $12.7 million, primarily reflecting net repayments of long-term debt of $6.3 million, purchases of treasury stock of $4.3 million, proceeds of $713,000 from the sale of treasury stock (stock option exercises), dividends of $1.9 million to the Company's shareholders and distributions of $1.0 million to minority interests.  Cash provided by financing activities for the quarter ended December 31, 2006 was $4.9 million, primarily reflecting net long-term debt borrowings of $7.4 million, purchases of treasury stock of $2.6 million, proceeds of $2.1 million from the sale of treasury stock (stock option exercises), a tax benefit of $611,000 from exercised stock options, dividends of $1.7 million to the Company's shareholders and distributions of $766,000 to minority interests.

The Company has a domestic Revolving Credit Facility with a syndicate of financial institutions.  The maximum amount of borrowings available under the facility is $225 million and the facility’s maturity is September 10, 2012. Borrowings under the facility bear interest at LIBOR plus a factor ranging from .40% to .80% based on the Company’s leverage ratio.  The leverage ratio is defined as net indebtedness divided by EBITDA (earnings before interest, taxes, depreciation and amortization).  The Company is required to pay an annual commitment fee ranging from .15% to .25% (based on the Company’s leverage ratio) of the unused portion of the facility.  The Revolving Credit Facility requires the Company to maintain certain leverage and interest coverage ratios.  A portion of the facility (not to exceed $10 million) is available for the issuance of trade and standby letters of credit.  Outstanding borrowings on the Revolving Credit Facility at December 31, 2007 and September 30, 2007 were $142.5 million and $147.8 million, respectively.  The weighted-average interest rate on outstanding borrowings at December 31, 2007 and 2006 was 4.98% and 5.10%, respectively.

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

The fair value of the interest rate swaps reflected an unrealized loss of $1.0 million ($621,000 after tax) at December 31, 2007 that is included in shareholders’ equity as part of accumulated other comprehensive income.  Assuming market rates remain constant with the rates at December 31, 2007, approximately $198,000 of the $621,000 loss included in accumulated other comprehensive income is expected to be recognized in earnings as interest expense over the next twelve months.

The Company, through its wholly-owned subsidiary, Matthews International GmbH (“MIGmbH”), has a credit facility with National Westminster Bank Plc for borrowings up to 10.0 million Euros ($14.6 million).  Outstanding borrowings under the credit facility totaled 8.0 million Euros ($11.7 million) at December 31, 2007.  The weighted-average interest rate on outstanding borrowings of MIGmbH at December 31, 2007 and 2006 was 5.06% and 3.93%, respectively.

The Company, through its wholly-owned subsidiary, Matthews International S.p.A., has several loans with various Italian banks.  Outstanding borrowings on these loans totaled 4.9 million Euros ($7.2 million) at December 31, 2007.  Matthews International S.p.A. also has three lines of credit totaling 8.4 million Euros ($12.2 million) with the same Italian banks.  Outstanding borrowings on these lines were 1.1 million Euros ($1.6 million) at December 31, 2007.  The weighted-average interest rate on outstanding borrowings of Matthews International S.p.A. at December 31, 2007 and 2006 was 3.26% and 3.24%, respectively.

The Company has a stock repurchase program.  Under the program, the Company's Board of Directors has authorized the repurchase of a total of 12,500,000 shares of Matthews common stock, of which 10,600,831 shares have been repurchased as of December 31, 2007.  The buy-back program is designed to increase shareholder value, enlarge the Company's holdings of its common stock, and add to earnings per share.  Repurchased shares may be retained in treasury, utilized for acquisitions, or reissued to employees or other purchasers, subject to the restrictions of the Company’s Articles of Incorporation.

Consolidated working capital of the Company was $148.4 million at December 31, 2007, compared to $143.1 million at September 30, 2007.  Cash and cash equivalents were $59.4 million at December 31, 2007, compared to $44.0 million at September 30, 2007.  The Company's current ratio was 2.2 at December 31, 2007 and September 30, 2007.

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

The Company is party to various environmental matters.  These include obligations to investigate and mitigate the effects on the environment of the disposal of certain materials at various operating and non-operating sites.  The Company is currently performing environmental assessments and remediation at these sites, as appropriate.  In addition, prior to its acquisition, The York Group, Inc. (“York”), a wholly-owned subsidiary of the Company, was identified, along with others, by the Environmental Protection Agency as a potentially responsible party for remediation of a landfill site in York, Pennsylvania.  At this time, the Company has not been joined in any lawsuit or administrative order related to the site or its clean-up.

At December 31, 2007, an accrual of approximately $8.6 million had been recorded for environmental remediation (of which $865,000 was classified in other current liabilities), representing management's best estimate of the probable and reasonably estimable costs of the Company's known remediation obligations.  The accrual, which reflects previously established reserves assumed with the acquisition of York and additional reserves recorded as a purchase accounting adjustment, does not consider the effects of inflation and anticipated expenditures are not discounted to their present value.  Changes in the accrued environmental remediation obligation from the prior fiscal year reflect payments charged against the accrual.  While final resolution of these contingencies could result in costs different than current accruals, management believes the ultimate outcome will not have a significant effect on the Company's consolidated results of operations or financial position.

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

In December 2006, the Company paid additional purchase consideration of $7.0 million under the terms of the Milso Industries (“Milso”) acquisition agreement.

Forward-Looking Information:

The Company’s objective with respect to operating performance is to increase annual earnings per share in the range of 12% to 15% annually.  For the past ten fiscal years, the Company has achieved an average annual increase in earnings per share of approximately 14%.

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

Significant factors expected to impact fiscal 2008 include the cost of raw materials (particularly bronze ingot), the Casket segment’s continuing transition to direct distribution in certain territories, continued weakness in the U.K. graphics market and the impact on the Marking Products segment of a slowdown in several of its markets.  The Company remains cautious as to any future volatility in bronze costs.  In addition, the Casket segment will continue its efforts to integrate and manage newly established direct distribution operations.  Finally, current conditions relative to the U.K. graphics market and the domestic markets served by the Marking Products segment may continue for the next several quarters.

Based on the Company’s growth strategy and factors discussed above, the Company currently expects to achieve fiscal 2007 diluted earnings per share growth in the range of $2.48 to $2.54, which represents growth in the range of 12% to 15% over fiscal 2007 earnings per share excluding unusual items.  This earnings expectation excludes the net impact of he unusual items incurred in fiscal 2007 and the one-time income tax adjustment and any other unusual items that may occur in fiscal 2008.

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

A summary of the Company's significant accounting policies are included in the Notes to Consolidated Financial Statements and in the critical accounting policies in Management’s Discussion and Analysis included in the Company's Annual Report on Form 10-K for the year ended September 30, 2007.  Management believes that the application of these policies on a consistent basis enables the Company to provide useful and reliable financial information about the company's operating results and financial condition.

LONG-TERM CONTRACTUAL OBLIGATIONS AND COMMITMENTS:

The following table summarizes the Company’s contractual obligations at December 31, 2007, and the effect such obligations are expected to have on its liquidity and cash flows in future periods.

	Payments due in fiscal year:
		2008			After
	Total	Remainder	2009 to 2010	2011 to 2012	2012
Contractual Cash Obligations:	(Dollar amounts in thousands)
Revolving credit facilities	$154,178	$17,500	$29,178	$107,500	$-
Notes payable to banks	7,189	772	2,168	2,168	2,081
Short-term borrowings	1,583	1,583	-	-	-
Capital lease obligations	582	524	40	18	-
Non-cancelable operating leases	28,645	7,106	11,120	6,900	3,519

Total contractual cash obligations	$192,177	$27,485	$42,506	$116,586	$5,600

A significant portion of the loans included in the table above bear interest at variable rates.  At December 31, 2007, the weighted-average interest rate was 4.98% on the Company’s domestic Revolving Credit Facility, 5.06% on the credit facility through the Company’s wholly-owned German subsidiary, and 3.26% on bank loans to the Company’s wholly-owned subsidiary, Caggiati S.p.A.

Benefit payments under the Company’s principal retirement plan are made from plan assets, while benefit payments under the supplemental retirement plan and postretirement benefit plan are funded from the Company’s operating cash.
The Company does not currently expect to make any significant contributions to its principal retirement plan in fiscal 2008.  As of December 31, 2007, contributions of $145,000 and $301,000 have been made under the supplemental retirement plan and postretirement plan, respectively.  The Company currently anticipates contributing an additional $435,000 and $807,000 under the supplemental retirement plan and postretirement plan, respectively, for the remainder of fiscal 2008.

The Company believes that its current liquidity sources, combined with its operating cash flow and borrowing capacity, will be sufficient to meet its capital needs for the foreseeable future.

Accounting Pronouncements:

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Any resulting cumulative effect of applying the provisions of FIN 48 upon adoption will be reported as an adjustment to beginning retained earnings in the period of adoption. The Company adopted FIN 48 as of October 1, 2007 which did not have a material effect on the financial statements.  See Note 9 for additional disclosures related to the adoption of FIN 48.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141R”).  SFAS No. 141R requires recognition and measurement of the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in a business combination, goodwill acquired or a gain from a bargain purchase.  The Statement is effective for fiscal years beginning on or after December 15, 2008 and is to be applied prospectively.  Earlier adoption is not permitted.  The Company is currently evaluating the impact of the adoption of SFAS No. 141R.

In December 2007, the FASB issued SAFS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”).  SFAS No. 160 amends Accounting Research Bulletin 51 and establishes accounting and reporting standards for the noncontrolling interest in a subsidiary. The Statement requires that consolidated net income reflect the amounts attributable to both the parent and the noncontrolling interest, and also includes additional disclosure requirements. The Statement is effective for fiscal years beginning on or after December 15, 2008 and is to be applied prospectively as of the beginning of the fiscal year in which the Statement is initially applied, except for the presentation and disclosure requirements which shall be applied retrospectively for all periods presented.  Earlier adoption is not permitted.  The Company is currently evaluating the impact of the adoption of SFAS No. 160.

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

The Company has entered into the following interest rate swaps:

Date	Initial Amount	Fixed Interest Rate	Interest Rate Spread at December 31, 2007	Equal Quarterly Payments	Maturity Date
April 2004	$50 million	2.66%	.40%	$2.5 million	April 2009
September 2005	50 million	4.14	.40	3.3 million	April 2009
August 2007	15 million	5.07	.40	-	April 2009
August 2007	10 million	5.07	.40	-	April 2009
September 2007	25 million	4.77	.40	-	September 2012

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

The fair value of the interest rate swaps reflected an unrealized loss of $1.0 million ($621,000 after tax) at December 31, 2007 that is included in equity as part of accumulated other comprehensive income.  A decrease of 10% in market interest rates (i.e. a decrease from 5.0% to 4.5%) would result in a decrease of approximately $1.3 million in the fair value of the interest rate swaps.

Commodity Price Risks - In the normal course of business, the Company is exposed to commodity price fluctuations related to the purchases of certain materials and supplies (such as bronze ingot, steel, wood and photopolymers) used in its manufacturing operations. The Company obtains competitive prices for materials and supplies when available.

Foreign Currency Exchange Rates - The Company is subject to changes in various foreign currency exchange rates, including the Euro, the British Pound, Canadian dollar, Australian dollar, Swedish Krona and the Chinese Yuan in the conversion from local currencies to the U.S. dollar of the reported financial position and operating results of its non-U.S. based subsidiaries.  An adverse change of 10% in exchange rates would have resulted in a decrease in sales of $4.7 million and a decrease in operating income of $581,000 for the three months ended December 31, 2007.

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

There have been no changes in the Company’s internal controls over financial reporting that occurred during the fiscal quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

On July 30, 2007, Batesville Casket Company, Inc. (“Batesville”) filed a complaint against York for damages and injunctive relief in the United States District Court for the Southern District of Ohio alleging, in part, that York’s settlement with Yorktowne Caskets, Inc. (“Yorktowne”) on July 20, 2007, resulted in the commission of the tort of intentional interference of Batesville’s supply agreement with Yorktowne dated April 15, 2007 (the “Complaint”).  York has preliminarily filed a responsive pleading to the allegations pled by Batesville in the Complaint.  The Company intends to vigorously defend against the allegations set forth in the pending Complaint and does not presently believe that the ultimate resolution of this matter will have a material adverse impact on the Company’s financial position or results of operations.  In addition, York’s lawsuit against Batesville originally filed in the Court of Common Pleas of Allegheny County, Pennsylvania in October of 2005 also remains pending.

Item 2.                      Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Stock Repurchase Plan

The Company has a stock repurchase program, which was initiated in 1996.  Under the program, the Company's Board of Directors has authorized the repurchase of a total of 12,500,000 shares (adjusted for stock splits) of Matthews common stock, of which 10,600,831 shares have been repurchased as of December 31, 2007.  All purchases of the Company’s common stock during the first quarter of fiscal 2007 were part of the repurchase program.

The following table shows the monthly fiscal 2008 stock repurchase activity:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced plan	Maximum number of shares that may yet be purchased under the plan

October 2007	45,000	$43.41	45,000	1,953,557
November 2007	39,088	42.83	39,088	1,914,469
December 2007	15,300	45.12	15,300	1,899,169
Total	99,388	$43.44	99,388

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit
	No.	Description

	31.1	Certification of Principal Executive Officer for Joseph C. Bartolacci
	31.2	Certification of Principal Financial Officer for Steven F. Nicola
	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Joseph C. Bartolacci
	32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Steven F. Nicola

(b)	Reports on Form 8-K

On October 19, 2007 Matthews filed a Current Report on Form 8-K under Item 7.01 in connection with a press release announcing a dividend declaration for the fourth quarter of fiscal 2007.

On October 22, 2007 Matthews filed a Current Report on Form 8-K under Item 5.03 in connection with the approval of amendments to the Company’s By-Laws.

On November 13, 2007 Matthews filed a Current Report on Form 8-K under Item 2.02 in connection with a press release announcing its earnings for fiscal 2007.

On November 15, 2007 Matthews filed a Current Report on Form 8-K under Item 5.02 in connection with a press release announcing the election of Martin Schlatter to the Board of Directors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATTHEWS INTERNATIONAL CORPORATION
(Registrant)

Date: February 5, 2008	/s/ Joseph C. Bartolacci
Joseph C. Bartolacci, President
and Chief Executive Officer

Date: February 5, 2008	/s/ Steven F. Nicola
Steven F. Nicola, Chief Financial Officer,
Secretary and Treasurer