Form 10-Q
period 2008-03-31
MATTHEWS INTERNATIONAL CORP
filed 2008-05-06
CIK 63296

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-Q

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Quarterly Period Ended March 31, 2008

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

As of April 30, 2008, shares of common stock outstanding were:

Class A Common Stock  31,186,524 shares

PART I - FINANCIAL INFORMATION
MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands, except per share data)

	March 31, 2008		September 30, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents		$65,820		$44,002
Short-term investments		73		105
Accounts receivable, net		118,594		120,882
Inventories		90,842		93,834
Deferred income taxes		1,647		1,666
Other current assets		10,528		6,025

Total current assets		287,504		266,514

Investments		15,935		12,044
Property, plant and equipment: Cost	226,420		218,921
Less accumulated depreciation	(140,921)		(129,995)
		85,499		88,926
Deferred income taxes		24,346		23,311
Other assets		12,771		10,670
Goodwill		327,643		318,298
Other intangible assets, net		49,611		51,306

Total assets		$803,309		$771,069

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Long-term debt, current maturities		$26,536		$27,057
Accounts payable		25,248		22,859
Accrued compensation		29,455		31,205
Accrued income taxes		17,338		5,792
Other current liabilities		34,554		36,543

Total current liabilities		133,131		123,456

Long-term debt		124,888		142,273
Accrued pension		24,706		23,629
Postretirement benefits		21,125		20,743
Deferred income taxes		10,597		11,799
Environmental reserve		7,606		7,841
Other liabilities and deferred revenue		13,459		14,550

Shareholders' equity:
Common stock	36,334		36,334
Additional paid-in capital	41,982		41,570
Retained earnings	501,826		467,846
Accumulated other comprehensive income	21,859		13,390
Treasury stock, at cost	(134,204)		(132,362)
		467,797		426,778

Total liabilities and shareholders' equity		$803,309		$771,069

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollar amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007

Sales	$197,827	$202,979	$380,175	$378,403
Cost of sales	(117,593)	(128,772)	(227,953)	(239,262)

Gross profit	80,234	74,207	152,222	139,141

Selling and administrative expenses	(45,842)	(42,562)	(91,052)	(83,312)

Operating profit	34,392	31,645	61,170	55,829

Investment income	491	439	1,003	850
Interest expense	(1,890)	(1,924)	(4,034)	(3,740)
Other income, net	123	79	368	210
Minority interest	(715)	(591)	(1,267)	(1,111)

Income before income taxes	32,401	29,648	57,240	52,038

Income taxes	(12,118)	(11,147)	(19,526)	(19,566)

Net income	$20,283	$18,501	$37,714	$32,472

Earnings per share:
Basic	$.66	$.58	$1.22	$1.02

Diluted	$.65	$.58	$1.21	$1.02

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollar amounts in thousands, except per share data)

	Six Months Ended
	March 31,
	2008	2007

Cash flows from operating activities:
Net income	$37,714	$32,472
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,250	10,274
Net loss (gain) on sale of assets	259	(1,525)
Minority interest	1,267	1,111
Stock-based compensation expense	2,547	1,720
Change in deferred taxes	(1,393)	331
Changes in working capital items	5,078	(19,333)
Increase in other assets	(2,346)	(963)
Increase in other liabilities	721	71
Increase in pension and postretirement benefits	1,708	2,664

Net cash provided by operating activities	55,805	26,822

Cash flows from investing activities:
Capital expenditures	(4,472)	(10,679)
Proceeds from sale of assets	333	3,764
Acquisitions, net of cash acquired	(1,526)	(8,361)
Purchases of investments	(4,165)	(596)
Proceeds from disposition of investments	-	134

Net cash used in investing activities	(9,830)	(15,738)

Cash flows from financing activities:
Proceeds from long-term debt	9,661	32,343
Payments on long-term debt	(29,803)	(22,184)
Proceeds from the sale of treasury stock	5,398	5,780
Purchases of treasury stock	(9,134)	(11,901)
Tax benefit of exercised stock options	911	1,469
Dividends	(3,734)	(3,486)
Distributions to minority interests	(1,173)	(895)

Net cash (used in) provided by financing activities	(27,874)	1,126

Effect of exchange rate changes on cash	3,717	1,580

Net increase in cash and cash equivalents	$21,818	$13,790

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Dollar amounts in thousands, except per share data)

Note 1.   Nature of Operations

Matthews International Corporation ("Matthews" or the “Company”), founded in 1850 and incorporated in Pennsylvania in 1902, is a designer, manufacturer and marketer principally of memorialization products and brand solutions.  Memorialization products consist primarily of bronze memorials and other memorialization products, caskets and cremation equipment for the cemetery and funeral home industries.  Brand solutions include graphics imaging products and services, marking products and merchandising solutions. The Company's products and operations are comprised of six business segments:  Bronze, Casket, Cremation, Graphics Imaging, Marking Products and Merchandising Solutions.  The Bronze segment is a leading manufacturer of cast bronze memorials and other memorialization products, cast and etched architectural products and is a leading builder of mausoleums in the United States.  The Casket segment is a leading casket manufacturer in North America and produces a wide variety of wood and metal caskets.  The Cremation segment is a leading designer and manufacturer of cremation equipment and cremation caskets primarily in North America. The Graphics Imaging segment manufactures and provides brand management, printing plates, pre-press services and imaging services for the primary packaging and corrugated industries.  The Marking Products segment designs, manufactures and distributes a wide range of marking and coding equipment and consumables, and industrial automation products for identifying, tracking and conveying various consumer and industrial products, components and packaging containers.  The Merchandising Solutions segment designs and manufactures merchandising displays and systems and provides creative merchandising and marketing solutions services.

The Company has manufacturing and marketing facilities in the United States, Mexico, Canada, Europe, Australia and China.

Note 2.   Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information for commercial and industrial companies and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three and six months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2007.  The consolidated financial statements include all domestic and foreign subsidiaries in which the Company maintains an ownership interest and has operating control.  All intercompany accounts and transactions have been eliminated.

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

Note 3.   Inventories

Inventories consisted of the following:

	March 31, 2008	September 30, 2007

Materials and finished goods	$84,318	$86,304
Labor and overhead in process	6,524	7,530
	$90,842	$93,834

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Dollar amounts in thousands, except per share data)

Note 4.   Debt

The Company has a domestic Revolving Credit Facility with a syndicate of financial institutions.  The maximum amount of borrowings available under the facility is $225,000 and the facility’s maturity is September 10, 2012. Borrowings under the amended facility bear interest at LIBOR plus a factor ranging from .40% to .80% based on the Company’s leverage ratio.  The leverage ratio is defined as net indebtedness divided by EBITDA (earnings before interest, taxes, depreciation and amortization).  The Company is required to pay an annual commitment fee ranging from .15% to .25% (based on the Company’s leverage ratio) of the unused portion of the facility.  The Revolving Credit Facility requires the Company to maintain certain leverage and interest coverage ratios.  A portion of the facility (not to exceed $10,000) is available for the issuance of trade and standby letters of credit.  Outstanding borrowings on the Revolving Credit Facility at March 31, 2008 were $129,167.  The weighted-average interest rate on outstanding borrowings at March 31, 2008 and 2007 was 4.60% and 5.14%, respectively.

The Company has entered into the following interest rate swaps:

Date	Initial Amount	Fixed Interest Rate	Interest Rate Spread at March 31, 2008	Equal Quarterly Payments	Maturity Date
April 2004	$50,000	2.66%	.40%	$2,500	April 2009
September 2005	50,000	4.14	.40	3,333	April 2009
August 2007	15,000	5.07	.40	-	April 2009
August 2007	10,000	5.07	.40	-	April 2009
September 2007	25,000	4.77	.40	-	September 2012

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

The fair value of the interest rate swaps reflected an unrealized loss of $2,838 ($1,731 after tax) at March 31, 2008 that is included in shareholders’ equity as part of accumulated other comprehensive income.  Assuming market rates remain constant with the rates at March 31, 2008, approximately $819 of the $1,731 loss included in accumulated other comprehensive income is expected to be recognized in earnings as an adjustment to interest expense over the next twelve months.

The Company, through its wholly-owned subsidiary, Matthews International GmbH (“MIGmbH”), has a credit facility with National Westminster Bank Plc for borrowings up to 10.0 million Euros ($15,787).  On May 2, 2008, the maximum amount of borrowings available under this facility was increased to 25.0 million Euros ($39,000). Outstanding borrowings under the credit facility totaled 8.0 million Euros ($12,630) at March 31, 2008.  The weighted-average interest rate on outstanding borrowings of MIGmbH at March 31, 2008 and 2007 was 5.11% and 4.0%, respectively.

The Company, through its wholly-owned subsidiary, Matthews International S.p.A., has several loans with various Italian banks.  Outstanding borrowings on these loans totaled 4.7 million Euros ($7,496) at March 31, 2008.  Matthews International S.p.A. also has three lines of credit totaling 8.4 million Euros ($13,214) with the same Italian banks.  Outstanding borrowings on these lines were 1.1 million Euros ($1,768) at March 31, 2008.  The weighted-average interest rate on outstanding borrowings of Matthews International S.p.A. at March 31, 2008 and 2007 was 3.26%.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Dollar amounts in thousands, except per share data)

Note 5.   Comprehensive Income

Comprehensive income consists of net income adjusted for changes, net of the related income tax effect, in cumulative foreign currency translation, the fair value of derivatives, unrealized investment gains and losses and pension and postretirement liabilities. For the three months ended March 31, 2008 and 2007, comprehensive income was $28,894 and $20,091, respectively. For the six months ended March 31, 2008 and 2007, comprehensive income was $46,181 and $38,805, respectively.

Note 6.   Share-Based Payments

The Company maintains a stock incentive plan (the “1992 Incentive Stock Plan”) that provided for grants of stock options, restricted shares and certain other types of stock-based awards.  In February 2008, the Company’s shareholders approved the adoption of a new plan, the 2007 Equity Incentive Plan (“the 2007 Plan”), that provides for the grants of stock options, restricted shares, stock-based performance units and certain other types of stock-based awards. Under the 2007 Plan, which has a ten-year term, the maximum number of shares available for grants or awards is an aggregate of 2,200,000.  There will be no further grants under the 1992 Incentive Stock Plan.  At March 31, 2008, there were 2,200,000 shares reserved for future issuance under the 2007 Plan. Both plans are administered by the Compensation Committee of the Board of Directors.

The option price for each stock option granted under either Plan may not be less than the fair market value of the Company's common stock on the date of grant.  Outstanding stock options are generally exercisable in one-third increments upon the attainment of 10%, 33% and 60% appreciation in the market value of the Company’s Class A Common Stock.  In addition, options generally vest in one-third increments after three, four and five years, respectively, from the grant date (but, in any event, not until the attainment of the market value thresholds).  The options expire on the earlier of ten years from the date of grant, upon employment termination, or within specified time limits following voluntary employment termination (with the consent of the Company), retirement or death.  The Company generally settles employee stock option exercises with treasury shares.  With respect to outstanding restricted share grants, generally one-half of the shares vest on the third anniversary of the grant.  The remaining one-half of the shares vest in one-third increments upon attainment of 10%, 25% and 40% appreciation in the market value of the Company’s Class A Common Stock.  Unvested restricted shares generally expire on the earlier of five years from the date of grant, upon employment termination, or within specified time limits following voluntary employment termination (with the consent of the Company), retirement or death.  The Company issues restricted shares from treasury shares.

For the three-month periods ended March 31, 2008 and 2007, total stock-based compensation cost totaled $1,432 and $848, respectively.  For the six-month periods ended March 31, 2008 and 2007, total stock-based compensation cost totaled $2,547 and $1,720, respectively.  The associated future income tax benefit recognized was $558 and $331 for the three-month periods ended March 31, 2008 and 2007, respectively, and was $993 and $671 for the six-month periods ended March 31, 2008 and 2007, respectively.

For the three-month periods ended March 31, 2008 and 2007, the amount of cash received from the exercise of stock options was $4,685 and $3,659, respectively.  For the six-month periods ended March 31, 2008 and 2007, the amount of cash received from the exercise of stock options was $5,398 and $5,780, respectively.  In connection with these exercises, the tax benefits realized by the Company for the three-month periods ended March 31, 2008 and 2007 were $1,499 and $1,335, respectively, and the tax benefits realized by the Company for the six-month periods ended March 31, 2008 and 2007 were $1,669 and $2,332, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Dollar amounts in thousands, except per share data)

Note 6. Share-Based Payments (continued)

Changes to restricted stock for the six months ended March 31, 2008 were as follows:

		Weighted-average
		grant-date
Non-vested restricted stock	Shares	fair value
Non-vested at September 30, 2007	9,249	$40.56
Granted	132,069	38.83
Vested	-	-
Expired or forfeited	(1,990)	38.56
Non-vested at March 31, 2008	139,328	$38.95

As of March 31, 2008, the total unrecognized compensation cost related to unvested restricted stock was $3,540 and is expected to be recognized over a weighted average period of 2.3 years.

The transactions for shares under options for the six months ended March 31, 2008 were as follows:

			Weighted-
		Weighted-	average
		average	remaining	Aggregate
		exercise	contractual	intrinsic
Option shares	Shares	price	term	value
Outstanding, September 30, 2007	2,100,577	$33.60
Granted	-	-
Exercised	(214,568)	28.01
Expired or forfeited	(85,595)	37.65
Outstanding, March 31, 2008	1,800,414	$34.07	6.8	$25,527
Exercisable, March 31, 2008	624,105	$27.94	5.4	$12,677

The weighted-average grant date fair value of options granted for the six-months ended March 31, 2007 was $12.29. The fair value of shares earned during the three-month periods ended March 31, 2008 and 2007 was $640 and $1,481, respectively, and $3,594 and $3,301 during the six-month periods ended March 31, 2008 and 2007, respectively.  The intrinsic value of options (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during the six-month periods ended March 31, 2008 and 2007 was $4,347 and $5,742, respectively.

The transactions for non-vested options for the six months ended March 31, 2008 were as follows:

		Weighted-average
		grant-date
Non-vested shares	Shares	fair value
Non-vested at September 30, 2007	1,642,201	$10.87
Granted	-	-
Vested	(381,540)	9.42
Expired or forfeited	(84,262)	11.05
Non-vested at March 31, 2008	1,176,399	$11.32

As of March 31, 2008, the total unrecognized compensation cost related to non-vested stock options was approximately $4,161. This cost is expected to be recognized over a weighted-average period of 2.9 years in accordance with the vesting periods of the options.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
 (Dollar amounts in thousands, except per share data)

Note 6.   Share-Based Payments (continued)

The fair value of each option and restricted stock grant is estimated on the date of grant using a binomial lattice valuation model.  The following table indicates the assumptions used in estimating fair value of stock options (fiscal 2007) and restricted stock (fiscal 2008) for the six months ended March 31, 2008 and 2007.

	Six Months Ended March 31,
	2008	2007
Expected volatility	24.0%	24.0%
Dividend yield	.6%	.6%
Average risk free interest rate	3.6%	4.7%
Average expected term (years):
Restricted shares	2.3	-
Stock options	-	6.3

The risk free interest rate is based on United States Treasury yields at the date of grant. The dividend yield is based on the most recent dividend payment and average stock price over the 12 months prior to the grant date.  Expected volatilities are based on the historical volatility of the Company’s stock price.  The expected term for the quarter ended March 31, 2007 represents an estimate of the period of time options are expected to remain outstanding.   The expected term for the quarter ended March 31, 2008 represents an estimate of the average period of time for restricted shares to vest.  Separate employee groups and option characteristics are considered separately for valuation purposes.

Under the Company’s Director Fee Plan, directors (except for the Chairman of the Board), who are not also officers of the Company each receive, as an annual retainer fee, either cash or shares of the Company's Class A Common Stock equivalent to $30.  The equivalent amount paid to a non-employee Chairman of the Board is $100.  Where the annual retainer fee is provided in shares, each director may elect to be paid these shares on a current basis or have such shares credited to a deferred stock account as phantom stock, with such shares to be paid to the director subsequent to leaving the Board.  Directors may also elect to receive the common stock equivalent of meeting fees credited to a deferred stock account.  The value of deferred shares is recorded in other liabilities.  A total of 48,697 shares had been deferred under the Director Fee Plan at March 31, 2008.  Additionally, directors who are not also officers of the Company each receive an annual stock-based grant (non-statutory stock options, stock appreciation rights and/or restricted shares) with a value of $50.  A total of 22,300 stock options have been granted under the plan.  At March 31, 2008, 21,300 options were outstanding and vested. Additionally, 21,600 shares of restricted stock have been granted under the plan, 15,400 of which are unvested at March 31, 2008.  A total of 300,000 shares have been authorized to be issued under the Director Fee Plan.

Note 7.   Earnings Per Share

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007

Net income	$20,283	$18,501	$37,714	$32,472

Weighted-average common shares outstanding	30,972,836	31,733,347	30,989,359	31,699,731
Dilutive securities, primarily stock options	229,727	135,651	209,521	184,776
Diluted weighted-average common shares outstanding	31,202,563	31,868,998	31,198,880	31,884,507

Basic earnings per share	$.66	$.58	$1.22	$1.02
Diluted earnings per share	$.65	$.58	$1.21	$1.02

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Dollar amounts in thousands, except per share data)

Note 8.   Pension and Other Postretirement Benefit Plans

The Company provides defined benefit pension and other postretirement plans to certain employees. Net periodic pension and other postretirement benefit cost for the plans included the following:

	Pension		Other Postretirement
Three months ended March 31,	2008	2007	2008	2007

Service cost	$1,016	$1,003	$146	$133
Interest cost	1,744	1,640	348	297
Expected return on plan assets	(1,836)	(1,612)	-	-
Amortization:
Prior service cost	4	3	(322)	(322)
Net actuarial loss	317	385	122	72

Net benefit cost	$1,245	$1,419	$294	$180

	Pension		Other Postretirement
Six months ended March 31,	2008	2007	2008	2007

Service cost	$2,032	$2,006	$292	$266
Interest cost	3,488	3,280	696	594
Expected return on plan assets	(3,672)	(3,224)	-	-
Amortization:
Prior service cost	8	6	(644)	(644)
Net actuarial loss	634	770	244	144

Net benefit cost	$2,490	$2,838	$588	$360

Benefit payments under the Company’s principal retirement plan are made from plan assets, while benefit payments under the postretirement benefit plan are made from the Company’s operating funds.  Under IRS regulations, the Company is not required to make any significant contributions to its principal retirement plan in fiscal year 2008.  As of March 31, 2008, contributions of $291 and $536 have been made under the supplemental retirement plan and postretirement plan, respectively.  The Company currently anticipates contributing an additional $583 and $540 under the supplemental retirement plan and postretirement plan, respectively, for the remainder of fiscal 2008.

Note 9.   Income Taxes

Income tax provisions for the Company’s interim periods are based on the effective income tax rate expected to be applicable for the full year. The Company's effective tax rate for the six months ended March 31, 2008 was 34.1%, compared to 37.6% for the first six months of fiscal 2007.  The decrease primarily resulted from the impact of a $1.9 million reduction in net deferred tax liabilities to reflect the enactment of lower statutory income tax rates in Europe.  Excluding the one-time adjustment to deferred taxes, the Company’s effective tax rate was 37.4%, compared to 37.6% for fiscal 2007.  The difference between the Company's effective tax rate and the Federal statutory rate of 35.0% primarily reflected the impact of state and foreign income taxes.

On October 1, 2007, the Company adopted Financial Accounting Standards Board ("FASB") Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 109, “Accounting for Income Taxes” (“SFAS No. 109”).  This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Dollar amounts in thousands, except per share data)

Note 9.   Income Taxes (continued)

expected to be taken in a tax return and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN 48 did not have a material effect on the Company’s financial statements.

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

The Company is currently under examination in several tax jurisdictions and remains subject to examination until the statute of limitations expires for those tax jurisdictions.  As of March 31, 2008, the tax years that remain subject to examination by major jurisdiction generally are:

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

Information about the Company's segments follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Sales to external customers:
Memorialization:
Bronze	$60,948	$56,159	$115,114	$106,587
Casket	61,397	58,845	117,173	112,668
Cremation	6,425	6,661	12,809	13,295
	128,770	121,665	245,096	232,550
Brand Solutions:
Graphics Imaging	38,511	36,890	73,506	70,641
Marking Products	14,911	14,097	29,618	27,777
Merchandising Solutions	15,635	30,327	31,955	47,435
	69,057	81,314	135,079	145,853

	$197,827	$202,979	$380,175	$378,403

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Dollar amounts in thousands, except per share data)

Note 10.   Segment Information (continued)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Operating profit:
Memorialization:
Bronze	$16,918	$15,899	$29,887	$27,525
Casket	7,741	5,577	14,767	11,488
Cremation	1,324	1,215	2,371	1,991
	25,983	22,691	47,025	41,004
Brand Solutions:
Graphics Imaging	4,717	3,335	7,459	5,525
Marking Products	2,282	2,083	3,708	4,469
Merchandising Solutions	1,410	3,536	2,978	4,831
	8,409	8,954	14,145	14,825

	$34,392	$31,645	$61,170	$55,829

Note 11.   Acquisitions

In February 2008, the Company signed an agreement to purchase a 78%  ownership interest in Saueressig GmbH & Co. KG (“Saueressig”). Saueressig is headquartered in Vreden, Germany.  The purchase price will be approximately 76 million Euros ($120,000) on a cash-free, debt-free basis, and will be funded through a combination of cash and debt.  The acquisition is designed to expand Matthews products and services in the global graphics imaging market.  Completion of this transaction is expected to close in May 2008.

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

Note 12.   Goodwill and Other Intangible Assets

Goodwill related to business combinations is not amortized but is subject to annual review for impairment. In general, when the carrying value of a reporting unit exceeds its implied fair value, an impairment loss must be recognized. For purposes of testing for impairment the Company uses a combination of valuation techniques, including discounted cash flows. Intangible assets are amortized over their estimated useful lives unless such lives are considered to be indefinite. A significant decline in cash flows generated from these assets may result in a write-down of the carrying values of the related assets.  The Company performed its annual impairment review in the second quarter of fiscal 2008 and determined that no additional adjustments to the carrying values of goodwill were necessary at March 31, 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Dollar amounts in thousands, except per share data)

Note 12.   Goodwill and Other Intangible Assets (continued)

Changes to goodwill, net of accumulated amortization, for the six months ended March 31, 2008, were as follows:

				Graphics	Marking	Merchandising
	Bronze	Casket	Cremation	Imaging	Products	Solutions	Consolidated

Balance at September 30, 2007	$77,375	$120,555	$6,536	$95,632	$9,062	$9,138	$318,298
Additions during period	-	763	-		151	-	914
Dispositions				(161)			(161)
Translation and other adjustments	2,764	-	-	5,557	271	-	8,592
Balance at March 31, 2008	$80,139	$121,318	$6,536	$101,028	$9,484	$9,138	$327,643

The additions to Casket goodwill during fiscal 2008 related primarily to additional consideration paid in accordance with the purchase agreement with Royal Casket Company.  The addition to Marking Products goodwill related to the purchase of a 60% interest in Kenuohua.

The following tables summarize the carrying amounts and related accumulated amortization for intangible assets as of March 31, 2008 and September 30, 2007, respectively.

	Carrying	Accumulated
	Amount	Amortization	Net
March 31, 2008:
Trade names	$25,903	$- *	$25,903
Customer relationships	25,146	(4,669)	20,477
Copyrights/patents/other	7,292	(4,061)	3,231
	$58,341	$(8,730)	$49,611

September 30, 2007:
Trade names	$26,140	$- *	$26,140
Customer relationships	25,215	(3,977)	21,238
Copyrights/patents/other	7,382	(3,454)	3,928
	$58,737	$(7,431)	$51,306
* Not subject to amortization

The change in intangible assets during the quarter ended March 31, 2008 was due to the impact of fluctuations in foreign currency exchange rates on intangible assets denominated in foreign currencies and additional amortization.

Amortization expense on intangible assets was $740 and $421 for the three-month periods ended March 31, 2008 and 2007, respectively. For the six-month periods ended March 31, 2008 and 2007, amortization expense was $1,483 and    $1,048, respectively.  Amortization expense is estimated to be $1,378 in 2008, $2,614 in 2009, $1,757 in 2010, $1,725 in 2011 and $1,662 in 2012.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”).  SFAS No. 141(R) requires recognition and measurement of the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in a business combination, goodwill acquired or a gain from a bargain purchase.  The Statement is effective for fiscal years beginning on or after December 15, 2008 and is to be applied prospectively.  Earlier adoption is not permitted.  The Company is currently evaluating the impact of the adoption of SFAS No. 141(R).

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” ("SFAS No. 161").  SFAS No. 161 amends and expands the disclosure requirements of FASB Statement 133, “Accounting for Derivative Instruments and Hedging Activities” ("SFAS No. 133") to require qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit risk-related contingent features in derivative agreements.  The Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  Early application is encouraged.  The Company is currently evaluating the impact of the adoption of SFAS No. 161.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement:

The following discussion should be read in conjunction with the consolidated financial statements of Matthews International Corporation (“Matthews” or the “Company”) and related notes thereto included in this Quarterly Report on Form 10-Q and the Company's Annual Report on Form 10-K for the year ended September 30, 2007.  Any forward-looking statements contained herein are included pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements involve known and unknown risks and uncertainties that may cause the Company's actual results in future periods to be materially different from management's expectations.  Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove correct.  Factors that could cause the Company's results to differ materially from the results discussed in such forward-looking statements principally include changes in domestic or international economic conditions, changes in foreign currency exchange rates, changes in commodity prices and the related cost of materials used in the manufacture of the Company’s products, changes in death rates, changes in product demand or pricing as a result of consolidation in the industries in which the Company operates, changes in product demand or pricing as a result of domestic or international competitive pressures, unknown risks in connection with the Company's acquisitions and technological factors beyond the Company's control.  In addition, although the Company does not have any customers that would be considered individually significant to consolidated sales, changes in the distribution of the Company’s products or the potential loss of one or more of the Company’s larger customers are also considered risk factors.

Results of Operations:

The following table sets forth certain income statement data of the Company expressed as a percentage of net sales for the periods indicated.

	Six months ended		Years ended
	March 31,		September 30,
	2008	2007	2007	2006
Sales	100.0%	100.0%	100.0%	100.0%
Gross profit	40.0%	36.8%	37.4%	38.0%
Operating profit	16.1%	14.8%	14.9%	15.9%
Income before taxes	15.1%	13.8%	13.8%	14.7%
Net income	9.9%	8.6%	8.6%	9.3%

Sales for the six months ended March 31, 2008 were $380.2 million, compared to $378.4 million for the six months ended March 31, 2007.  The increase reflected higher sales in the Company’s Memorialization businesses, the acquisition of a 60% interest in a Chinese ink-jet manufacturer, Beijing Kenuohua Electronic Technology Co., Ltd. (“Kenuohua”), in June 2007 and the effect of higher foreign currency values against the U.S. dollar.  These increases were offset by lower sales volume in the Company’s Brand Solutions businesses, which included the absence of a large one-time Merchandising Solutions project completed in the second quarter a year ago (which exceeded $10 million in revenue) and the sale of the segment’s marketing consultancy business in August 2007.  For the six months ended March 31, 2008, changes in foreign currency values against the U.S. dollar had a favorable impact of approximately $10.4 million on the Company’s consolidated sales compared to the six months ended March 31, 2007.

In the Memorialization businesses, Bronze segment sales for the first six months of fiscal 2008 were $115.1 million compared to $106.6 million for the first six months of fiscal 2007.  The increase primarily reflected higher selling prices and increases in the value of foreign currencies against the U.S. dollar, partially offset by a decline in the volume of memorial products.  Sales for the Casket segment were $117.2 million for the first six months of fiscal 2008 compared to $112.7 million for the same period in fiscal 2007.  The increase resulted primarily from higher average selling prices, which reflected the transition to direct distribution in certain territories and increased net price realization.  The increase was partially offset by lower unit volume.  Sales for the Cremation segment were $12.8 million for the first half of fiscal 2008 compared to $13.3 million for the same period a year ago.  The decrease primarily reflected lower sales of services and supplies.  The decrease was partially offset by higher cremation equipment sales, reflecting improved product mix and higher selling prices.  In the Company’s Brand Solutions businesses, sales for the Graphics Imaging segment in the first half of fiscal 2008 were $73.5 million, compared to $70.6 million for the same period a year ago.  The increase primarily reflected an increase in the value of foreign currencies against the U.S. dollar, partially offset by lower sales in the U.S. and U.K. markets.  Marking Products segment sales for the six months ended March 31, 2008 were $29.6 million, compared to $27.8 million for the first six months of fiscal 2007.  The increase was due mainly to the acquisition of Kenuohua in June 2007 and an increase in the value of foreign currencies against the U.S. dollar.  These increases were offset partially by lower product demand in the U.S. market, reflecting a slowdown in several of the segment’s markets, including the building products and materials handling markets.  Sales for the Merchandising Solutions segment were $32.0 million for the first half of fiscal 2008, compared to $47.4 million for the same period a year ago.  The decrease is attributable to a significant one-time project for one of the segment’s customers in the second quarter of fiscal 2007, which exceeded $10.0 million in revenue, and the sale of the segment’s marketing consultancy business in August 2007.

Gross profit for the six months ended March 31, 2008 was $152.2 million, compared to $139.1 million for the six months ended March 31, 2007.  Consolidated gross profit as a percent of sales increased from 36.8% for the first half of fiscal 2007 to 40.0% for the first six months of fiscal 2008.   The increase in consolidated gross profit primarily reflected the impact of higher sales, higher foreign currency values against the U.S. dollar, the expansion to direct distribution by the Casket segment, the acquisition of Kenuohua and the effects of cost structure initiatives implemented in the last half of 2007 in several of the Company’s businesses.  These gains were partially offset by the effects of lower Graphics Imaging segment sales in the U.S. and U.K. markets and lower sales in the Merchandising Solutions segment.

Selling and administrative expenses for the six months ended March 31, 2008 were $91.1 million, compared to $83.3 million for the first half of fiscal 2007.  Consolidated selling and administrative expenses as a percent of sales were 23.9% for the six months ended March 31, 2008, compared to 22.0% for the same period last year.  The increases in costs and percentage of sales primarily resulted from the continued expansion of the Casket segment’s direct distribution capabilities, the acquisition of Kenuohua in June 2007 and increases in the values of foreign currencies against the U.S. dollar.  The first half of fiscal 2007 included an earn-out charge of approximately $1.3 million under the Milso Industries (“Milso”) acquisition-related agreements which did not recur in fiscal 2008.

Operating profit for the six months ended March 31, 2008 was $61.2 million, compared to $55.8 million for the six months ended March 31, 2007.  The increase reflected higher operating income in four of the Company’s six operating segments.  Bronze segment operating profit for the first half of fiscal 2008 was $29.9 million, compared to $27.5 million for the same period in fiscal 2007.  The increase reflected the impact of higher sales and increases in the value of foreign currencies against the U.S. dollar.  Operating profit for the Casket segment for the first six months of fiscal 2008 was $14.8 million, compared to $11.5 million for the first half of fiscal 2007.  The increase resulted from higher sales and improved productivity.  In addition, the first six months of fiscal 2007 included the charge of $1.3 million in connection with earn-out provisions under the Milso acquisition related agreements.  Cremation segment operating profit for the six months ended March 31, 2008 was $2.4 million, compared to $2.0 million for the same period a year ago.  The increase primarily reflected the favorable impact of cost controls, improved pricing and better product mix for equipment sales.  The Graphics Imaging segment operating profit for the six months ended March 31, 2008 was $7.5 million, compared to $5.5 million for the six months ended March 31, 2007.  The increase primarily reflected the favorable impact of higher foreign currency values against the U.S. dollar and cost reduction initiatives in fiscal 2007.  Operating profit for the Marking Products segment for the first six months of fiscal 2008 was $3.7 million, compared to $4.5 million for the same period a year ago.  The decrease primarily reflected the impact of lower domestic sales, offset partially by the acquisition of Kenuohua.  The Merchandising Solutions segment operating profit was $3.0 million for the six months ended March 31, 2008, compared to $4.8 million for the same period in fiscal 2007.  The decrease primarily reflected the sale of the segment’s marketing consultancy business in August 2007 and lower sales attributable to a significant one-time project for one of the segment’s customers in the second quarter of fiscal 2007.  For the six months ended March 31, 2008, changes in foreign currency values against the U.S. dollar had a favorable impact of approximately $1.6 million on the Company’s consolidated operating profit compared to the six months ended March 31, 2007.

Investment income for the six months ended March 31, 2008 was $1.0 million, compared to $850,000 for the six months ended March 31, 2007.  The increase reflected higher average levels of invested funds.  Interest expense for the first half of fiscal 2008 was $4.0 million, compared to $3.7 million for the same period last year.  The increase in interest expense primarily reflected higher average debt levels and higher average interest rates during the fiscal 2008 six-month period compared to the same period in fiscal 2007.

Other income, net, for the six months ended March 31, 2008 was $368,000, compared to $210,000 for the same period last year.  Minority interest deduction was $1.3 million for the first half of fiscal 2008, compared to $1.1 million for the same period in fiscal 2007.  The increase in the minority interest deduction reflected the acquisition of Kenuohua.

The Company's effective tax rate for the three months ended March 31, 2008 was 37.4%, compared to 37.6% for the second quarter of fiscal 2007 and for the full fiscal year ended September 30, 2007.  The Company’s effective tax rate for the first six months of fiscal 2008 was 34.1%, compared to 37.6% for the same period last year.    The decrease in the effective tax rate for the six-month period in fiscal 2008 resulted from the impact of a $1.9 million reduction in net deferred tax liabilities to reflect the enactment of lower statutory income tax rates in Europe.  Excluding the one-time adjustment to deferred taxes, the Company’s effective tax rate for the first six months of fiscal 2008 was 37.4%.  The difference between the Company's effective tax rate and the Federal statutory rate of 35.0% primarily reflected the impact of state and foreign income taxes.

Goodwill:

Goodwill related to business combinations is not amortized, but is subject to annual review for impairment.  In general, when the carrying value of a reporting unit exceeds its implied fair value, an impairment loss must be recognized.  For purposes of testing for impairment, the Company uses a combination of valuation techniques, including discounted cash flows.  The Company performed its annual impairment review in the second quarter of fiscal 2008 and determined that no additional adjustments to the carrying values of goodwill were necessary at March 31, 2008.

Liquidity and Capital Resources:

Net cash provided by operating activities was $55.8 million for the six months ended March 31, 2008, compared to $26.8 million for the first six months of fiscal 2007.  Operating cash flow for both periods primarily reflected net income adjusted for non-cash charges (depreciation, amortization, stock-based compensation expense and an increase in minority interest), and changes in working capital.  Working capital changes in the first six months of fiscal 2008 primarily reflected decreases in accounts receivable and inventory resulting from working capital management initiatives in several segments.  Working capital changes in the first half of fiscal 2007 primarily reflected an increase in inventory resulting from the expansion of the Company’s casket distribution capabilities.

Cash used in investing activities was $9.8 million for the six months ended March 31, 2008, compared to $15.7 million for the six months ended March 31, 2007.  Investing activities for the first six months of fiscal 2008 primarily included capital expenditures of $4.5 million and purchases of investments of $4.2 million.  Investing activities for the first six months of fiscal 2007 primarily included capital expenditures of $10.7 million, acquisition-related payments of $8.4 million and proceeds from the disposal of assets of $3.8 million.

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

Cash used in financing activities for the six months ended March 31, 2008 was $27.9 million, reflecting net repayments of long-term debt of $20.1 million, purchases of treasury stock of $9.1 million, proceeds of $5.4 million from the sale of treasury stock (stock option exercises), a tax benefit of $911,000 from exercised stock options, payment of dividends of $3.7 million to the Company's shareholders and distributions of $1.2 million to minority interests.  Cash provided by financing activities for the six months ended March 31, 2007 was $1.1 million, reflecting net borrowings of long-term debt of $10.2 million, purchases of treasury stock of $11.9 million, proceeds of $5.8 million from the sale of treasury stock (stock option exercises), a tax benefit of $1.5 million from exercised stock options, payment of dividends of $3.5 million to the Company's shareholders and distributions of $895,000 to minority interests.

The Company has a domestic Revolving Credit Facility with a syndicate of financial institutions.  The maximum amount of borrowings available under the facility is $225.0 million and the facility’s maturity is September 10, 2012. Borrowings under the facility bear interest at LIBOR plus a factor ranging from ..40% to .80% based on the Company’s leverage ratio.  The leverage ratio is defined as net indebtedness divided by EBITDA (earnings before interest, taxes, depreciation and amortization).  The Company is required to pay an annual commitment fee ranging from .15% to .25% (based on the Company’s leverage ratio) of the unused portion of the facility.  The Revolving Credit Facility requires the Company to maintain certain leverage and interest coverage ratios.  A portion of the facility (not to exceed $10 million) is available for the issuance of trade and standby letters of credit.  Outstanding borrowings on the Revolving Credit Facility at March 31, 2008 and September 30, 2007 were $129.1 million and $147.8 million, respectively.  The weighted-average interest rate on outstanding borrowings at March 31, 2008 and 2007 was 4.60% and 5.14%, respectively.

The Company has entered into the following interest rate swaps:

Date	Initial Amount	Fixed Interest Rate	Interest Rate Spread at March 31, 2008	Equal Quarterly Payments	Maturity Date
April 2004	$50 million	2.66%	.40%	$2.5 million	April 2009
September 2005	50 million	4.14	.40	3.3 million	April 2009
August 2007	15 million	5.07	.40	-	April 2009
August 2007	10 million	5.07	.40	-	April 2009
September 2007	25 million	4.77	.40	-	September 2012

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

The fair value of the interest rate swaps reflected an unrealized loss of $2.8 million ($1.7 million after tax) at March 31, 2008 that is included in shareholders’ equity as part of accumulated other comprehensive income.  Assuming market rates remain constant with the rates at March 31, 2008, approximately $819,000 of the $1.7 million loss included in accumulated other comprehensive income is expected to be recognized in earnings as interest expense over the next twelve months.

The Company, through its wholly-owned subsidiary, Matthews International GmbH (“MIGmbH”), has a credit facility with a bank for borrowings up to 10.0 million Euros ($15.8 million).  On May 2, 2008, the maximum amount of borrowings available under this facility was increased to 25.0 million Euros (approximately $39.0 million). At March 31, 2008, outstanding borrowings under the credit facility totaled 8.0 million Euros ($12.6 million).  The weighted-average interest rate on outstanding MIGmbH related borrowings at March 31, 2008 and 2007 was 5.11% and 4.00%, respectively.

The Company, through its wholly-owned subsidiary, Matthews International S.p.A., has several loans with various Italian banks.  Outstanding borrowings on these loans totaled 4.7 million Euros ($7.5 million) at March 31, 2008.  Matthews International S.p.A. also has three lines of credit totaling approximately 8.4 million Euros ($13.2 million) with the same Italian banks.  Outstanding borrowings on these lines were 1.1 million Euros ($1.8 million) at March 31, 2008.   The weighted-average interest rate on outstanding borrowings of Matthews International S.p.A. at March 31, 2008 and 2007 was 3.26%.

The Company has a stock repurchase program, which was initiated in 1996.  Under the program, the Company's Board of Directors had authorized the repurchase of a total of 12,500,000 shares (adjusted for stock splits) of Matthews common stock, of which 10,733,071 shares have been repurchased as of March 31, 2008. The buy-back program is designed to increase shareholder value, enlarge the Company's holdings of its common stock, and add to earnings per share.  Repurchased shares may be retained in treasury, utilized for acquisitions, or reissued to employees or other purchasers, subject to the restrictions of the Company’s Articles of Incorporation.

Consolidated working capital of the Company was $154.4 million at March 31, 2008, compared to $143.1 million at September 30, 2007.  Cash and cash equivalents were $65.8 million at March 31, 2008, compared to $44.0 million at September 30, 2007.  The Company's current ratio was 2.2 at March 31, 2008 and September 30, 2007.

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

At March 31, 2008, an accrual of approximately $8.5 million had been recorded for environmental remediation (of which $862,000 was classified in other current liabilities), representing management's best estimate of the probable and reasonably estimable costs of the Company's known remediation obligations.  The accrual, which reflects previously established reserves assumed with the acquisition of York and additional reserves recorded as a purchase accounting adjustment, does not consider the effects of inflation and anticipated expenditures are not discounted to their present value.  Changes in the accrued environmental remediation obligation from the prior fiscal year reflect payments charged against the accrual.  While final resolution of these contingencies could result in costs different than current accruals, management believes the ultimate outcome will not have a significant effect on the Company's consolidated results of operations or financial position.

Acquisitions:

In February 2008, the Company signed an agreement to purchase a 78% ownership interest in Saueressig GmbH & Co. KG (“Saueressig”).  Saueressig is headquartered in Vreden, Germany.  The purchase price will be approximately 76 million Euros ($120 million) on a cash-free, debt-free basis, and will be funded through a combination of cash and debt.  The acquisition is designed to expand Matthews products and services in the global graphics imaging market.  Completion of this transaction is expected to close in May 2008.

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

Significant factors expected to impact fiscal 2008 include the cost of raw materials (particularly bronze ingot and steel), the Casket segment’s continuing transition to direct distribution in certain territories, continued weakness in the U.K. graphics market and the impact on the Marking Products segment of a slowdown in several of its markets.  The Company remains cautious as to any future volatility in bronze costs, and the price of cold-rolled steel is expected to increase during the last half of fiscal 2008.  In addition, the Casket segment will continue its efforts to integrate and manage newly established direct distribution operations.  Finally, current conditions relative to the U.K. graphics market and the domestic markets served by the Marking Products segment may continue for the next several quarters.

Based on the Company’s growth strategy, factors discussed above and the pending acquisition of Saueressig, the Company currently expects to achieve fiscal 2007 diluted earnings per share growth in the range of $2.48 to $2.54, which represents growth in the range of 12% to 15% over fiscal 2007 earnings per share excluding unusual items.  This earnings expectation excludes the net impact of the unusual items incurred in fiscal 2007 and the one-time income tax adjustment and any other unusual items that may occur in fiscal 2008.

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

LONG-TERM CONTRACTUAL OBLIGATIONS AND COMMITMENTS:

The following table summarizes the Company’s contractual obligations at March 31, 2008, and the effect such obligations are expected to have on its liquidity and cash flows in future periods.

	Payments due in fiscal year:
		2008			After
	Total	Remainder	2009 to 2010	2011 to 2012	2012
Contractual Cash Obligations:	(Dollar amounts in thousands)
Revolving credit facilities	$141,796	$11,667	$30,129	$100,000	$-
Notes payable to banks	7,496	557	2,345	2,345	2,249
Short-term borrowings	1,786	1,786	-	-	-
Capital lease obligations	353	323	24	6	-
Non-cancelable operating leases	26,510	4,687	11,231	7,037	3,555

Total contractual cash obligations	$177,941	$19,020	$43,729	$109,388	$5,804

A significant portion of the loans included in the table above bear interest at variable rates. At March 31, 2008, the weighted-average interest rate was 4.60% on the Company’s domestic Revolving Credit Facility, 5.11% on the credit facility through the Company’s wholly-owned German subsidiary, and 3.26% on bank loans to the Company’s wholly-owned subsidiary, Matthews International S.p.A.

Benefit payments under the Company’s principal retirement plan are made from plan assets, while benefit payments under the supplemental retirement plan and postretirement benefit plan are funded from the Company’s operating cash. The Company does not currently expect to make any significant contributions to its principal retirement plan in fiscal 2008. As of March 31, 2008, contributions of $291,000 and $536,000 have been made under the supplemental retirement plan and postretirement plan, respectively. The Company currently anticipates contributing an additional $583,000 and $540,000 under the supplemental retirement plan and postretirement plan, respectively, for the remainder of fiscal 2008.

The Company believes that its current liquidity sources, combined with its operating cash flow and borrowing capacity, will be sufficient to meet its capital needs for the foreseeable future.

Accounting Pronouncements:

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes" (“FIN 48”) which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Any resulting cumulative effect of applying the provisions of FIN 48 upon adoption will be reported as an adjustment to beginning retained earnings in the period of adoption. The Company adopted FIN 48 as of October 1, 2007 which did not have a material effect on the financial statements.  See Note 9 for additional disclosures related to the adoption of FIN 48.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”).  SFAS No. 141(R) requires recognition and measurement of the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in a business combination, goodwill acquired or a gain from a bargain purchase.  The Statement is effective for fiscal years beginning on or after December 15, 2008 and is to be applied prospectively.  Earlier adoption is not permitted.  The Company is currently evaluating the impact of the adoption of SFAS No. 141(R).

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” ("SFAS No. 161").  SFAS No. 161 amends and expands the disclosure requirements of FASB Statement 133, “Accounting for Derivative Instruments and Hedging Activities” ("SFAS No. 133") to require qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit risk-related contingent features in derivative agreements.  The Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  Early application is encouraged.  The Company is currently evaluating the impact of the adoption of SFAS No. 161.

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

The Company has entered into the following interest rate swaps:

Date	Initial Amount	Fixed Interest Rate	Interest Rate Spread at March 31, 2008	Equal Quarterly Payments	Maturity Date
April 2004	$50 million	2.66%	.40%	$2.5 million	April 2009
September 2005	50 million	4.14	.40	3.3 million	April 2009
August 2007	15 million	5.07	.40	-	April 2009
August 2007	10 million	5.07	.40	-	April 2009
September 2007	25 million	4.77	.40	-	September 2012

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

The fair value of the interest rate swaps reflected an unrealized loss of $2.8 million ($1.7 million after tax) at March 31, 2008 that is included in equity as part of accumulated other comprehensive income.  A decrease of 10% in market interest rates (i.e. a decrease from 5.0% to 4.5%) would result in a decrease of approximately $800,000 in the fair value of the interest rate swaps.

Commodity Price Risks - In the normal course of business, the Company is exposed to commodity price fluctuations related to the purchases of certain materials and supplies (such as bronze ingot, steel, wood and photopolymers) used in its manufacturing operations. The Company obtains competitive prices for materials and supplies when available.

Foreign Currency Exchange Rates - The Company is subject to changes in various foreign currency exchange rates, including the Euro, the British Pound, Canadian dollar, Australian dollar, Swedish Krona and the Chinese Yuan in the conversion from local currencies to the U.S. dollar of the reported financial position and operating results of its non-U.S. based subsidiaries.  An adverse change of 10% in exchange rates would have resulted in a decrease in sales of $9.1 million and a decrease in operating income of $1.4 million for the six months ended March 31, 2008.

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

There have been no changes in the Company’s internal controls over financial reporting that occurred during the six months ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

On February 15, 2008, The York Group, Inc., a wholly-owned subsidiary of the Company, reached a settlement with Batesville Casket Company, Inc. resolving all litigation previously pending in the United States District Court for the Southern District of Ohio and the Court of Common Pleas of Allegheny County, Pennsylvania.

Item 2.                      Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Stock Repurchase Plan

The Company has a stock repurchase program, which was initiated in 1996.  Under the program, the Company's Board of Directors had authorized the repurchase of a total of 12,500,000 shares (adjusted for stock splits) of Matthews common stock, of which 10,733,071 shares have been repurchased as of March 31, 2008.  All purchases of the Company’s common stock during the first six months of fiscal 2008 were part of the repurchase program.

The following table shows the monthly fiscal 2008 stock repurchase activity:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced plan	Maximum number of shares that may yet be purchased under the plan (1)

October 2007	45,000	$43.41	45,000	1,953,557
November 2007	39,088	42.83	39,088	1,914,469
December 2007	15,300	45.12	15,300	1,899,169
January 2008	57,500	45.92	57,500	1,841,669
February 2008	18,300	45.70	18,300	1,823,369
March 2008	56,440	46.37	56,440	1,766,929
Total	231,628	$44.95	231,628

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of the Shareholders of Matthews International Corporation was held on February 21, 2008.  A total of 31,116,157 shares of Class A Common Stock were eligible to vote at such meeting.

The matters voted upon at such meeting were as follows:

1.   Election of Directors:

The following individuals were nominated for election to the Board of Directors for a term expiring at the Annual Meeting of Shareholders in the year indicated.

	Term		Votes
Nominee	Expiration	Votes For	Withheld
Robert G. Neubert	2011	27,707,371	1,240,993
Martin Schlatter	2011	28,535,513	412,851
John D. Turner	2011	27,704,195	1,244,169

The nominations were made by the Board of Directors and no other nominations were made by any shareholder.  The nominees had currently been members of the Board of Directors at the date of the Annual Meeting.

The terms of the following additional directors continued after the meeting:  J.C. Bartolacci, G. R. Mahone, W.J. Stallkamp, D.J. DeCarlo, and J.P. O’Leary, Jr.

2.	Adoption of Matthews International Corporation 2007 Equity Incentive Plan:

The shareholders voted to ratify the adoption of the 2007 Equity Incentive Plan adopted by the Company’s Board of Directors on November 13, 2007.

Votes For	Votes Against	Votes Abstained	Non Votes
21,587,990	3,297,109	1,312,893	2,750,372

3.	Selection of Auditors:

     The shareholders voted to ratify the appointment by the Audit Committee of the Board of Directors of PricewaterhouseCoopers LLP as independent registered public accountants to audit the records of the Company for the fiscal year ending September 30, 2008.

Votes For	Votes Against	Votes Abstained
28,754,341	187,240	6,783

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit
	No.	Description
	31.1	Certification of Principal Executive Officer for Joseph C. Bartolacci
	31.2	Certification of Principal Financial Officer for Steven F. Nicola
	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Joseph C. Bartolacci.
	32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Steven F. Nicola.

(b)	Reports on Form 8-K

On January 18, 2008, Matthews filed a Current Report on Form 8-K under Item 5.02 in connection with a press release announcing David J. DeCarlo’s plan of retirement from employment with the Company.
On January 24, 2008, Matthews filed a Current Report on Form 8-K under Item 2.02 in connection with a press release announcing its earnings for the first fiscal quarter of 2008.

On February 22, 2008, 2007, Matthews filed a Current Report on Form 8-K under Item 5.02 in connection with a press release announcing that William J. Stallkamp was named as the Company’s new Chairman of the Board of Directors.

On February 26, 2008, Matthews filed a Current Report on Form 8-K under Item 1.01 in connection with a press release announcing the Company signed a definitive agreement for the purchase of a 78% ownership interest in Saueressig GmbH & Co. KG.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATTHEWS INTERNATIONAL CORPORATION
(Registrant)

Date: May 6, 2008	/s/ Joseph C. Bartolacci
Joseph C. Bartolacci, President
and Chief Executive Officer

Date: May 6, 2008	/s/ Steven F. Nicola
Steven F. Nicola, Chief Financial Officer,
Secretary and Treasurer