Form 10-Q
period 2008-06-30
MATTHEWS INTERNATIONAL CORP
filed 2008-08-06
CIK 63296

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-Q

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Quarterly Period Ended June 30, 2008

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

As of July 31, 2008, shares of common stock outstanding were:

Class A Common Stock 30,902,160 shares

PART I - FINANCIAL INFORMATION
MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands, except per share data)

	June 30, 2008		September 30, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents		$50,855		$44,002
Short-term investments		63		105
Accounts receivable, net		145,354		120,882
Inventories		100,974		93,834
Deferred income taxes		1,668		1,666
Other current assets		10,518		6,025

Total current assets		309,432		266,514

Investments		10,149		12,044
Property, plant and equipment: Cost	307,578		218,921
Less accumulated depreciation	(143,804)		(129,995)
		163,774		88,926
Deferred income taxes		24,141		23,311
Other assets		17,830		10,670
Goodwill		363,923		318,298
Other intangible assets, net		63,462		51,306

Total assets		$952,711		$771,069

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Long-term debt, current maturities		$48,374		$27,057
Accounts payable		28,245		22,859
Accrued compensation		39,941		31,205
Accrued income taxes		19,190		5,792
Other current liabilities		48,800		36,543

Total current liabilities		184,550		123,456

Long-term debt		218,768		142,273
Accrued pension		20,484		23,629
Postretirement benefits		21,398		20,743
Deferred income taxes		10,583		11,799
Environmental reserve		7,537		7,841
Other liabilities and deferred revenue		10,355		9,227

Minority interest and minority interest arrangement		33,837		5,323

Shareholders' equity:
Common stock	36,334		36,334
Additional paid-in capital	43,326		41,570
Retained earnings	492,748		467,846
Accumulated other comprehensive income	23,799		13,390
Treasury stock, at cost	(151,008)		(132,362)
		445,199		426,778

Total liabilities and shareholders' equity		$952,711		$771,069

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollar amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Sales	$219,270	$185,477	$599,445	$563,880
Cost of sales	(132,351)	(116,059)	(360,304)	(355,321)

Gross profit	86,919	69,418	239,141	208,559

Selling and administrative expenses	(50,185)	(48,289)	(141,237)	(131,601)

Operating profit	36,734	21,129	97,904	76,958

Investment income	392	880	1,395	1,730
Interest expense	(2,648)	(2,098)	(6,682)	(5,838)
Other income, net	(122)	88	246	298
Minority interest	(785)	(722)	(2,052)	(1,833)

Income before income taxes	33,571	19,277	90,811	71,315

Income taxes	(12,193)	(7,248)	(31,719)	(26,814)

Net income	$21,378	$12,029	$59,092	$44,501

Earnings per share:
Basic	$ .69	$ .38	$ 1.91	$ 1.40

Diluted	$ .69	$ .38	$ 1.90	$ 1.40

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollar amounts in thousands, except per share data)

	Nine Months Ended
	June 30,
	2008	2007

Cash flows from operating activities:
Net income	$59,092	$44,501
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,200	15,445
Net loss (gain) on sale of assets	405	(1,716)
Minority interest	2,052	1,833
Stock-based compensation expense	3,821	2,578
Change in deferred taxes	(1,875)	1,462
Changes in working capital items	3,990	(19,049)
Increase in other assets	(3,780)	(1,415)
(Decrease) increase in other liabilities	(283)	253
Decrease in pension and postretirement benefits	(2,117)	(1,382)

Net cash provided by operating activities	78,505	42,510

Cash flows from investing activities:
Capital expenditures	(7,867)	(14,198)
Proceeds from sale of assets	922	3,970
Acquisitions, net of cash acquired	(90,919)	(11,851)
Purchases of investments	(4,177)	(1,064)
Proceeds from disposition of investments	5,457	137

Net cash used in investing activities	(96,584)	(23,006)

Cash flows from financing activities:
Proceeds from long-term debt	114,246	49,950
Payments on long-term debt	(68,343)	(40,091)
Proceeds from the sale of treasury stock	6,631	16,054
Purchases of treasury stock	(25,889)	(36,726)
Tax benefit of exercised stock options	992	3,801
Dividends	(5,581)	(5,222)
Distributions to minority interests	(1,330)	(1,367)

Net cash provided by (used in) financing activities	20,726	(13,601)

Effect of exchange rate changes on cash and cash equivalents	4,206	1,370

Net increase in cash and cash equivalents	$6,853	$7,273

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Dollar amounts in thousands, except per share data)

Note 1.   Nature of Operations

Matthews International Corporation ("Matthews" or the “Company”), founded in 1850 and incorporated in Pennsylvania in 1902, is a designer, manufacturer and marketer principally of memorialization products and brand solutions.  Memorialization products consist primarily of bronze memorials and other memorialization products, caskets and cremation equipment for the cemetery and funeral home industries.  Brand solutions include graphics imaging products and services, marking products and merchandising solutions. The Company's products and operations are comprised of six business segments:  Bronze, Casket, Cremation, Graphics Imaging, Marking Products and Merchandising Solutions.  The Bronze segment is a leading manufacturer of cast bronze memorials and other memorialization products, cast and etched architectural products and is a leading builder of mausoleums in the United States.  The Casket segment is a leading casket manufacturer and distributor in North America and produces a wide variety of wood and metal caskets.  The Cremation segment is a leading designer and manufacturer of cremation equipment and cremation caskets primarily in North America. The Graphics Imaging segment manufactures and provides brand management, printing plates, gravure cylinders, pre-press services and imaging services for the primary packaging and corrugated industries.  The Marking Products segment designs, manufactures and distributes a wide range of marking and coding equipment and consumables, and industrial automation products for identifying, tracking and conveying various consumer and industrial products, components and packaging containers.  The Merchandising Solutions segment designs and manufactures merchandising displays and systems and provides creative merchandising and marketing solutions services.

The Company has manufacturing and marketing facilities in the United States, Mexico, Canada, Europe, Australia and China.

Note 2.   Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information for commercial and industrial companies and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three and nine months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2007.  The consolidated financial statements include all domestic and foreign subsidiaries in which the Company maintains an ownership interest and has operating control.  All intercompany accounts and transactions have been eliminated.

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

Note 3.   Inventories

Inventories consisted of the following:

	June 30, 2008	September 30, 2007

Materials and finished goods	$87,004	$86,304
Labor and overhead in process	13,970	7,530
	$100,974	$93,834

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Dollar amounts in thousands, except per share data)

Note 4.   Debt

The Company has a domestic Revolving Credit Facility with a syndicate of financial institutions.  The maximum amount of borrowings available under the facility is $225,000 and the facility’s maturity is September 10, 2012. Borrowings under the amended facility bear interest at LIBOR plus a factor ranging from .40% to .80% based on the Company’s leverage ratio.  The leverage ratio is defined as net indebtedness divided by EBITDA (earnings before interest, taxes, depreciation and amortization).  The Company is required to pay an annual commitment fee ranging from .15% to .25% (based on the Company’s leverage ratio) of the unused portion of the facility.  The Revolving Credit Facility requires the Company to maintain certain leverage and interest coverage ratios.  A portion of the facility (not to exceed $10,000) is available for the issuance of trade and standby letters of credit.  Outstanding borrowings on the Revolving Credit Facility at June 30, 2008 were $175,833.  The weighted-average interest rate on outstanding borrowings at June 30, 2008 and 2007 was 4.38% and 5.24%, respectively.

The Company has entered into the following interest rate swaps:

Date	Initial Amount	Fixed Interest Rate	Interest Rate Spread at June 30, 2008	Equal Quarterly Payments	Maturity Date
April 2004	$50,000	2.66%	.40%	$2,500	April 2009
September 2005	50,000	4.14	.40	3,333	April 2009
August 2007	15,000	5.07	.40	-	April 2009
August 2007	10,000	5.07	.40	-	April 2009
September 2007	25,000	4.77	.40	-	September 2012
May 2008	40,000	3.72	.40	-	September 2012

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

The fair value of the interest rate swaps reflected an unrealized loss of $1,289 ($786 after tax) at June 30, 2008 that is included in shareholders’ equity as part of accumulated other comprehensive income.  Assuming market rates remain constant with the rates at June 30, 2008, approximately $463 of the $786 loss included in accumulated other comprehensive income is expected to be recognized in earnings as an adjustment to interest expense over the next twelve months.

The Company, through its German holding companies, has a credit facility with a European bank. On May 2, 2008, the maximum amount of borrowings available under this facility was increased from 10.0 million Euros to 25.0 million Euros ($39,360). At June 30, 2008, outstanding borrowings under the credit facility totaled 17.5 million Euros ($27,552).  The weighted-average interest rate on outstanding borrowings under this facility at June 30, 2008 and 2007 was 5.88% and 4.20%, respectively.

The Company, through its subsidiary, Saueressig GmbH & Co. KG (“Saueressig”), has several loans with various European banks.  Outstanding borrowings on these loans totaled 12.1 million Euros ($18,986) at June 30, 2008.  The weighted-average interest rate on outstanding borrowings of Saueressig at June 30, 2008 was 5.76%.

The Company, through its wholly-owned subsidiary, Matthews International S.p.A., has several loans with various Italian banks.  Outstanding borrowings on these loans totaled 16.1 million Euros ($25,304) at June 30, 2008.  Matthews International S.p.A. also has four lines of credit totaling 8.4 million Euros ($13,178) with the same Italian banks.  Outstanding borrowings on these lines were 2.2 million Euros ($3,476) at June 30, 2008.  The weighted-average interest rate on outstanding borrowings of Matthews International S.p.A. at June 30, 2008 and 2007 was 3.92% and 3.26%, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Dollar amounts in thousands, except per share data)

Note 5.   Comprehensive Income

Comprehensive income consists of net income adjusted for changes, net of the related income tax effect, in cumulative foreign currency translation, the fair value of derivatives, unrealized investment gains and losses and pension and postretirement liabilities. For the three months ended June 30, 2008 and 2007, comprehensive income was $23,318 and $14,685, respectively. For the nine months ended June 30, 2008 and 2007, comprehensive income was $69,499 and $53,490, respectively.

Note 6.   Share-Based Payments

The Company maintains a stock incentive plan (the “1992 Incentive Stock Plan”) that provided for grants of stock options, restricted shares and certain other types of stock-based awards.  In February 2008, the Company’s shareholders approved the adoption of a new plan, the 2007 Equity Incentive Plan (the “2007 Plan”), that provides for the grants of stock options, restricted shares, stock-based performance units and certain other types of stock-based awards. Under the 2007 Plan, which has a ten-year term, the maximum number of shares available for grants or awards is an aggregate of 2,200,000.  There will be no further grants under the 1992 Incentive Stock Plan.  At June 30, 2008, there were 2,200,000 shares reserved for future issuance under the 2007 Plan. Both plans are administered by the Compensation Committee of the Board of Directors.

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

For the three-month periods ended June 30, 2008 and 2007, total stock-based compensation cost totaled $1,274 and $858, respectively.  For the nine-month periods ended June 30, 2008 and 2007, total stock-based compensation cost totaled $3,821 and $2,578, respectively.  The associated future income tax benefit recognized was $497 and $335 for the three-month periods ended June 30, 2008 and 2007, respectively, and was $1,490 and $1,005 for the nine-month periods ended June 30, 2008 and 2007, respectively.

For the three-month periods ended June 30, 2008 and 2007, the amount of cash received from the exercise of stock options was $1,233 and $10,274, respectively.  For the nine-month periods ended June 30, 2008 and 2007, the amount of cash received from the exercise of stock options was $6,631 and $16,054, respectively.  In connection with these exercises, the tax benefits realized by the Company for the three-month periods ended June 30, 2008 and 2007 were $123 and $3,660, respectively, and the tax benefits realized by the Company for the nine-month periods ended June 30, 2008 and 2007 were $1,792 and $5,892, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Dollar amounts in thousands, except per share data)

Note 6. Share-Based Payments (continued)

Changes to restricted stock for the nine months ended June 30, 2008 were as follows:

		Weighted-average
		grant-date
Restricted stock	Shares	fair value
Non-vested at September 30, 2007	9,249	$40.56
Granted	133,565	38.83
Vested	(22,106)	38.54
Expired or forfeited	(7,740)	38.56
Non-vested at June 30, 2008	112,968	$39.05

As of June 30, 2008, the total unrecognized compensation cost related to unvested restricted stock was $2,926 and is expected to be recognized over a weighted average period of 2.1 years.

The transactions for shares under options for the nine months ended June 30, 2008 were as follows:

			Weighted-
		Weighted-	average
		average	remaining	Aggregate
		exercise	contractual	intrinsic
Option shares	Shares	price	term	value
Outstanding, September 30, 2007	2,100,577	$33.60
Granted	-	-
Exercised	(238,323)	27.82
Expired or forfeited	(98,828)	37.40
Outstanding, June 30, 2008	1,763,426	$34.17	6.6	$19,563
Exercisable, June 30, 2008	727,258	$29.54	5.5	$11,433

The weighted-average grant date fair value of options granted for the nine months ended June 30, 2007 was $12.29. The fair value of shares earned during the three-month periods ended June 30, 2008 and 2007 was $1,312 and $1,217, respectively, and $4,906 and $4,518 during the nine-month periods ended June 30, 2008 and 2007, respectively.  The intrinsic value of options (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during the nine-month periods ended June 30, 2008 and 2007 was $4,895 and $15,127, respectively.

The transactions for non-vested options for the nine months ended June 30, 2008 were as follows:

		Weighted-average
		grant-date
Non-vested shares	Shares	fair value
Non-vested at September 30, 2007	1,642,201	$10.87
Granted	-	-
Vested	(508,872)	9.64
Expired or forfeited	(97,161)	10.96
Non-vested at June 30, 2008	1,036,168	$11.46

As of June 30, 2008, the total unrecognized compensation cost related to non-vested stock options was approximately $3,563. This cost is expected to be recognized over a weighted-average period of 2.9 years in accordance with the vesting periods of the options.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
 (Dollar amounts in thousands, except per share data)

Note 6.   Share-Based Payments (continued)

The fair value of each option and restricted stock grant is estimated on the date of grant using a binomial lattice valuation model.  The following table indicates the assumptions used in estimating fair value of stock options (fiscal 2007) and restricted stock (fiscal 2008) for the nine months ended June 30, 2008 and 2007.

	Nine Months Ended June 30,
	2008	2007
Expected volatility	24.0%	24.0%
Dividend yield	.6%	.6%
Average risk free interest rate	3.6%	4.7%
Average expected term (years):
Restricted shares	2.3	-
Stock options	-	6.3

The risk free interest rate is based on United States Treasury yields at the date of grant. The dividend yield is based on the most recent dividend payment and average stock price over the 12 months prior to the grant date.  Expected volatilities are based on the historical volatility of the Company’s stock price.  The expected term for the quarter ended June 30, 2007 represents an estimate of the period of time options are expected to remain outstanding.   The expected term for the quarter ended June 30, 2008 represents an estimate of the average period of time for restricted shares to vest.  Separate employee groups and option characteristics are considered separately for valuation purposes.

Under the Company’s Director Fee Plan, directors (except for the Chairman of the Board) who are not also officers of the Company each receive, as an annual retainer fee, either cash or shares of the Company's Class A Common Stock equivalent to $30.  The equivalent amount paid to a non-employee Chairman of the Board is $100. Where the annual retainer fee is provided in shares, each director may elect to be paid these shares on a current basis or have such shares credited to a deferred stock account as phantom stock, with such shares to be paid to the director subsequent to leaving the Board.  Directors may also elect to receive the common stock equivalent of meeting fees credited to a deferred stock account.  The value of deferred shares is recorded in other liabilities.  A total of 37,946 shares had been deferred under the Director Fee Plan at June 30, 2008.  Additionally, directors who are not also officers of the Company each receive an annual stock-based grant (non-statutory stock options, stock appreciation rights and/or restricted shares) with a value of $50.  A total of 22,300 stock options have been granted under the plan.  At June 30, 2008, 21,300 options were outstanding and vested. Additionally, 21,600 shares of restricted stock have been granted under the plan, 15,400 of which were unvested at June 30, 2008.  A total of 300,000 shares have been authorized to be issued under the Director Fee Plan.

Note 7.   Earnings Per Share

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net income	$21,378	$12,029	$59,092	$44,501

Weighted-average common shares outstanding	30,917,136	31,649,972	30,956,850	31,690,309
Dilutive securities, primarily stock options	123,977	65,618	128,284	163,328
Diluted weighted-average common shares outstanding	31,041,113	31,715,590	31,085,134	31,853,637

Basic earnings per share	$ .69	$ .38	$ 1.91	$ 1.40
Diluted earnings per share	$ .69	$ .38	$ 1.90	$ 1.40

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Dollar amounts in thousands, except per share data)

Note 8.   Pension and Other Postretirement Benefit Plans

The Company provides defined benefit pension and other postretirement plans to certain employees. Net periodic pension and other postretirement benefit cost for the plans included the following:

	Pension		Other Postretirement
Three months ended June 30,	2008	2007	2008	2007

Service cost	$1,016	$1,003	$146	$133
Interest cost	1,744	1,640	348	297
Expected return on plan assets	(1,836)	(1,612)	-	-
Amortization:
Prior service cost	4	3	(322)	(322)
Net actuarial loss	317	385	122	72

Net benefit cost	$1,245	$1,419	$294	$180

	Pension		Other Postretirement
Nine months ended June 30,	2008	2007	2008	2007

Service cost	$3,048	$3,009	$438	$399
Interest cost	5,232	4,920	1,044	891
Expected return on plan assets	(5,508)	(4,836)	-	-
Amortization:
Prior service cost	12	9	(966)	(966)
Net actuarial loss	951	1,155	366	216

Net benefit cost	$3,735	$4,257	$882	$540

Benefit payments under the Company’s principal retirement plan are made from plan assets, while benefit payments under the postretirement benefit plan are made from the Company’s operating funds.  Under IRS regulations, the Company is not required to make any significant contributions to its principal retirement plan in fiscal year 2008.  In June 2008, the Company made a $5,000 contribution to its principal retirement plan.  As of June 30, 2008, contributions of $436 and $757 have been made under the supplemental retirement plan and postretirement plan, respectively.  The Company currently anticipates contributing an additional $438 and $320 under the supplemental retirement plan and postretirement plan, respectively, for the remainder of fiscal 2008.

Note 9.   Income Taxes

Income tax provisions for the Company’s interim periods are based on the effective income tax rate expected to be applicable for the full year. The Company's effective tax rate for the nine months ended June 30, 2008 was 34.9%, compared to 37.6% for the first nine months of fiscal 2007.  The decrease primarily resulted from the impact of a $1.9 million reduction in net deferred tax liabilities in the first quarter of fiscal 2008 to reflect the enactment of lower statutory income tax rates in Europe.  Excluding the one-time adjustment to deferred taxes, the Company’s effective tax rate was 37.0%, compared to 37.6% for fiscal 2007, reflecting the impact of lower statutory income tax rates in Europe and the U. S. Federal manufacturing credit.  The difference between the Company's effective tax rate and the Federal statutory rate of 35.0% primarily reflected the impact of state and foreign income taxes.

On October 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standard

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Dollar amounts in thousands, except per share data)

Note 9.   Income Taxes (continued)

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

As of the date of adoption, the Company had $7,400 of unrecognized tax benefits, all of which, if recorded, would impact the 2008 annual effective tax rate.  It is reasonably possible that the amount of unrecognized tax benefits could change by approximately $800 in the next 12 months primarily due to expiration of statutes related to specific tax positions.

Upon adoption of FIN 48, the Company included an estimate of $2,900 related to penalties and interest that may potentially be applicable in the event of an unfavorable outcome of uncertain tax positions.  Changes in this estimate are included as a component of the provision for income taxes in the Consolidated Statements of Income.

The Company is currently under examination in several tax jurisdictions and remains subject to examination until the statute of limitations expires for those tax jurisdictions.  As of June 30, 2008, the tax years that remain subject to examination by major jurisdiction generally are:

United States – Federal and State	2005 and forward
Canada	2004 and forward
Europe	2002 and forward
United Kingdom	2006 and forward
Australia	2003 and forward

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

Information about the Company's segments follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Sales to external customers:
Memorialization:
Bronze	$66,949	$61,738	$182,063	$168,325
Casket	53,754	49,262	170,927	161,930
Cremation	6,752	6,212	19,561	19,507
	127,455	117,212	372,551	349,762
Brand Solutions:
Graphics Imaging	58,309	36,725	131,815	107,366
Marking Products	15,701	14,149	45,319	41,926
Merchandising Solutions	17,805	17,391	49,760	64,826
	91,815	68,265	226,894	214,118

	$219,270	$185,477	$599,445	$563,880

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Dollar amounts in thousands, except per share data)

Note 10.   Segment Information (continued)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Operating profit:
Memorialization:
Bronze	$20,716	$19,093	$50,603	$46,618
Casket	5,541	(3,820)	20,308	7,668
Cremation	1,240	970	3,611	2,961
	27,497	16,243	74,522	57,247
Brand Solutions:
Graphics Imaging	5,392	2,540	12,851	8,065
Marking Products	2,329	2,375	6,037	6,844
Merchandising Solutions	1,516	(29)	4,494	4,802
	9,237	4,886	23,382	19,711

	$36,734	$21,129	$97,904	$76,958

Note 11.   Acquisitions

In May 2008, the Company acquired a 78% interest in Saueressig.  Saueressig is headquartered in Vreden, Germany and has its principal manufacturing operations in Germany, Poland and the United Kingdom.  The transaction was structured as an asset purchase with a preliminary purchase price of approximately 75.7 million Euros ($118,200), which included cash plus assumed debt.  The cash portion of the transaction was funded principally through borrowings under the Company’s existing credit facilities.  The acquisition is designed to expand Matthews’ products and services in the global graphics imaging market.

In addition, the Company entered into an option agreement related to the remaining 22% interest in Saueressig.  The option agreement contains certain put and call provisions for the purchase of the remaining 22% interest in future years at a price to be determined by a specified formula based on future operating results of Saueressig.  The Company has accounted for this agreement under Emerging Issues Task Force Abstract Topic No. D-98 (“EITF D-98”).  In accordance with EITF D-98, the initial carrying value of minority interest was adjusted to the estimated future purchase price (“Redemption Value”) of the minority interest, with a corresponding charge to retained earnings. For subsequent periods, the carrying value of minority interest reflected on the Company’s balance sheet will be adjusted for changes in Redemption Value, with a corresponding adjustment to retained earnings.  Under EITF D-98, to the extent Redemption Value in future periods is less than or greater than the estimated fair value of the minority interest, income available to common shareholders in the determination of earnings per share will increase or decrease, respectively, by such amount.  However, income available to common shareholders will only increase to the extent that a decrease was previously recognized.  In any case, net income will not be affected by such amounts. At June 30, 2008, Redemption Value was equal to fair value, and there was no impact on income available to common shareholders.

The Company has made an initial estimation of the fair value of the assets acquired and liabilities assumed in the Saueressig acquisition.  Operating results of the acquired business have been included in the consolidated statement of income from the acquisition date forward.

The following table summarizes the fair value of major assets and liabilities of Saueressig at the date of acquisition.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Dollar amounts in thousands, except per share data)

Note 11.   Acquisitions (continued)

Cash	$504
Trade receivables	22,362
Inventory	11,925
Other current assets	1,061
Property, plant and equipment	80,455
Goodwill	35,824
Intangible assets	14,737
Other assets	3,581
Total assets acquired	170,449

Trade accounts payable	4,925
Debt	49,161
Other liabilities	22,591
Minority interest	2,849
Total liabilities assumed	79,526

Net assets acquired	$90,923

The estimated fair value of the acquired intangible assets of Saueressig include trade names with an assigned value of $3,130, customer relationships with an assigned value of $10,609, and technology and non-compete values of approximately $998.  Upon final determination of the valuation and useful lives, the intangible assets are expected to be amortized between 2 and 20 years.

The following unaudited pro-forma information presents a summary of the consolidated results of Matthews combined with Saueressig as if the acquisition had occurred on October 1, 2006:

	Three Months Ended		Nine Months Ended
	June 30		June 30
	2008	2007	2008	2007
Sales	$233,026	$213,949	$682,219	$660,040
Income before income taxes	32,797	19,635	89,394	73,151
Net income	20,852	12,363	57,955	46,300
Earnings per share	$ .67	$ .39	$ 1.86	$ 1.45

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

Changes to goodwill, net of accumulated amortization, for the nine months ended June 30, 2008, were as follows:

				Graphics	Marking	Merchandising
	Bronze	Casket	Cremation	Imaging	Products	Solutions	Consolidated

Balance at September 30, 2007	$77,375	$120,555	$6,536	$95,632	$9,062	$9,138	$318,298
Additions during period	-	882	-	35,824	151	-	36,857
Dispositions				(161)			(161)
Translation and other adjustments	2,797	-	-	5,762	370	-	8,929
Balance at June 30, 2008	$80,172	$121,437	$6,536	$137,057	$9,583	$9,138	$363,923

The addition to Graphics relates to the purchase of a 78% interest in Saueressig which is expected to be deductible for tax purposes. The additions to Casket goodwill during fiscal 2008 related primarily to additional consideration paid in accordance with the purchase agreement with Royal Casket Company.  The addition to Marking Products goodwill related to the purchase of a 60% interest in Kenuohua.

The following tables summarize the carrying amounts and related accumulated amortization for intangible assets as of June 30, 2008 and September 30, 2007, respectively.

	Carrying	Accumulated
	Amount	Amortization	Net
June 30, 2008:
Trade names	$25,931	$- *	$25,931
Trade names	3,156	(93)	3,063
Customer relationships	35,851	(5,251)	30,600
Copyrights/patents/other	8,309	(4,441)	3,868
	$73,247	$(9,785)	$63,462

September 30, 2007:
Trade names	$26,140	$- *	$26,140
Customer relationships	25,215	(3,977)	21,238
Copyrights/patents/other	7,382	(3,454)	3,928
	$58,737	$(7,431)	$51,306
* Not subject to amortization

The change in intangible assets during the quarter ended June 30, 2008 was due to the acquisition of Saueressig, the impact of fluctuations in foreign currency exchange rates on intangible assets denominated in foreign currencies and additional amortization.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Dollar amounts in thousands, except per share data)

Note 12.   Goodwill and Other Intangible Assets (continued)

Amortization expense on intangible assets was $1,072 and $554 for the three-month periods ended June 30, 2008 and 2007, respectively. For the nine-month periods ended June 30, 2008 and 2007, amortization expense was $2,555 and    $1,490, respectively.  Amortization expense is estimated to be $3,508 in 2008, $3,976 in 2009, $3,098 in 2010, $2,915 in 2011 and $2,484 in 2012.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Dollar amounts in thousands, except per share data)

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”).  SFAS No. 161 amends and expands the disclosure requirements of FASB Statement 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) to require qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit risk-related contingent features in derivative agreements.  The Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  Early application is encouraged.  The Company is currently evaluating the impact of the adoption of SFAS No. 161.

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

Results of Operations:

The following table sets forth certain income statement data of the Company expressed as a percentage of net sales for the periods indicated.

	Nine months ended		Years ended
	June 30,		September 30,
	2008	2007	2007	2006
Sales	100.0%	100.0%	100.0%	100.0%
Gross profit	39.9%	37.0%	37.4%	38.0%
Operating profit	16.3%	13.6%	14.9%	15.9%
Income before taxes	15.2%	12.6%	13.8%	14.7%
Net income	9.9%	7.9%	8.6%	9.3%

Sales for the nine months ended June 30, 2008 were $599.4 million, compared to $563.9 million for the nine months ended June 30, 2007.  The increase principally reflected higher sales in the Company’s Memorialization businesses, the acquisition of a 78% interest in Saueressig GmbH & Co. KG (“Saueressig”), a manufacturer of gravure printing cylinders, in May 2008 and the effect of higher foreign currency values against the U.S. dollar.  These increases were partially offset by the absence of a large one-time Merchandising Solutions project completed in the second quarter a year ago (which exceeded $10 million in revenue) and the sale of the segment’s marketing consultancy business in August 2007.  For the nine months ended June 30, 2008, changes in foreign currency values against the U.S. dollar had a favorable impact of approximately $20.5 million on the Company’s consolidated sales compared to the nine months ended June 30, 2007.

In the Memorialization businesses, Bronze segment sales for the first nine months of fiscal 2008 were $182.1 million compared to $168.3 million for the first nine months of fiscal 2007.  The increase primarily reflected higher selling prices and increases in the value of foreign currencies against the U.S. dollar, partially offset by a decline in the volume of memorial products.  Sales for the Casket segment were $170.9 million for the first nine months of fiscal 2008 compared to $161.9 million for the same period in fiscal 2007.  The increase resulted primarily from an increase in unit volume and higher average selling prices.  The higher selling prices reflected the transition to direct distribution in certain territories and increased net price realization.  Sales for the Cremation segment were $19.6 million for the nine months of fiscal 2008 compared to $19.5 million for the same period a year ago.  The increase primarily reflected higher cremation equipment, services and repair revenues, partially offset by lower sales of cremation caskets.  In the Company’s Brand Solutions businesses, sales for the Graphics Imaging segment in the first nine months of fiscal 2008 were $131.8 million, compared to $107.4 million for the same period a year ago.  The increase primarily reflected the acquisition of Saueressig, an increase in the value of foreign currencies against the U.S. dollar and higher sales in both the German and U.S. markets.  These increases were partially offset by lower sales in the U.K. market.  Marking Products segment sales for the nine months ended June 30, 2008 were $45.3 million, compared to $41.9 million for the first nine months of fiscal 2007.  The increase was due mainly to the acquisition of Beijing Kenouhua Electronic Technology Co., Ltd. (“Kenuohua”), in June 2007 and an increase in the value of foreign currencies against the U.S. dollar.  These increases were offset partially by lower product demand in the U.S. market, reflecting a slowdown in several of the segment’s markets, including the building products and materials handling markets.  Sales for the Merchandising Solutions segment were $49.8 million for the first nine months of fiscal 2008, compared to $64.8 million for the same period a year ago.  The decrease is attributable to a significant one-time project for one of the segment’s customers in the second quarter of fiscal 2007, which exceeded $10.0 million in revenue and did not repeat in fiscal 2008, and the sale of the segment’s marketing consultancy business in August 2007.

Gross profit for the nine months ended June 30, 2008 was $239.1 million, compared to $208.6 million for the nine months ended June 30, 2007.  Consolidated gross profit as a percent of sales increased from 37.0% for the first nine months of fiscal 2007 to 39.9% for the first nine months of fiscal 2008.   The increase in consolidated gross profit primarily reflected the impact of higher sales, higher foreign currency values against the U.S. dollar, the expansion to direct distribution by the Casket segment, the acquisition of Saueressig and the effects of cost structure initiatives implemented in the last half of 2007 in several of the Company’s businesses.  These gains were partially offset by the effects of lower Graphics Imaging segment sales in the U.K. markets and lower sales in the domestic Marking Products business and the Merchandising Solutions segment. Additionally, fiscal 2007 gross profit was impacted by special charges incurred in several of the Company’s segments.

Selling and administrative expenses for the nine months ended June 30, 2008 were $141.2 million, compared to $131.6 million for the first nine months of fiscal 2007.  Consolidated selling and administrative expenses as a percent of sales were 23.6% for the nine months ended June 30, 2008, compared to 23.3% for the same period last year.  The increases in costs and percentage of sales primarily resulted from the continued expansion of the Casket segment’s direct distribution capabilities, the acquisition of Saueressig, and increases in the values of foreign currencies against the U.S. dollar.  The first nine months of fiscal 2007 included special charges incurred in several of the Company’s segments, the most significant of which was the Casket segment charge related to the resolution of employment agreements from the Milso Industries acquisition.

Operating profit for the nine months ended June 30, 2008 was $97.9 million, compared to $77.0 million for the nine months ended June 30, 2007. Bronze segment operating profit for the first nine months of fiscal 2008 was $50.6 million, compared to $46.6 million for the same period in fiscal 2007.  The increase reflected the impact of higher sales and increases in the value of foreign currencies against the U.S. dollar.  Operating profit for the Casket segment for the first nine months of fiscal 2008 was $20.3 million, compared to $7.7 million for the first nine months of fiscal 2007.  Casket segment operating profit for the first nine months of fiscal 2007 reflected special charges of approximately $10.0 million, including costs related to the resolution of employment agreements from the Milso Industries acquisition (acquired in July 2005) and severance costs related to certain cost reduction initiatives. Excluding these special charges from a year ago, the Casket segment’s fiscal 2008 operating profit improved compared to fiscal 2007, reflecting higher sales and the favorable impact of the fiscal 2007 cost structure initiatives.  Cremation segment operating profit for the nine months ended June 30, 2008 was $3.6 million, compared to $3.0 million for the same period a year ago.  The increase primarily reflected the favorable impact of higher sales and cost control efforts. The Graphics Imaging segment operating profit for the nine months ended June 30, 2008 was $12.9 million, compared to $8.1 million for the nine months ended June 30, 2007.  The increase primarily reflected the favorable impact of higher foreign currency values against the U.S. dollar and cost reduction initiatives implemented in the U.S. and U.K operations in fiscal 2007.  In addition, Graphics Imaging operating profit in the first nine months of fiscal 2007 included special charges (principally severance costs) of approximately $2.2 million related to those cost reduction initiatives.  Operating profit for the Marking Products segment for the first nine months of fiscal 2008 was $6.0 million, compared to $6.8 million for the same period a year ago.  The decrease primarily reflected the impact of lower domestic sales, offset partially by the acquisition of Kenuohua.  The Merchandising Solutions segment operating profit was $4.5 million for the nine months ended June 30, 2008, compared to $4.8 million for the same period in fiscal 2007.  The decrease primarily reflected the sale of the segment’s marketing consultancy business in August 2007 and lower sales attributable to the absence of a significant one-time project for one of the segment’s customers completed in the second quarter of fiscal 2007.  These decreases were partially offset by productivity and cost reduction initiatives, and year-to-date operating margins improved to 9.0% in fiscal 2008 compared to 7.4% in fiscal 2007.  For the nine months ended June 30, 2008, changes in foreign currency values against the U.S. dollar had a favorable impact of approximately $3.6 million on the Company’s consolidated operating profit compared to the nine months ended June 30, 2007.

Investment income for the nine months ended June 30, 2008 was $1.4 million, compared to $1.7 million for the nine months ended June 30, 2007.  The decrease reflected lower average levels of invested funds and a decline in investment performance.  Interest expense for the first nine months of fiscal 2008 was $6.7 million, compared to $5.8 million for the same period last year.  The increase in interest expense primarily reflected higher average debt levels and higher average interest rates during the fiscal 2008 nine-month period compared to the same period in fiscal 2007.  The higher debt level resulted from borrowings related to the Saueressig acquisition in May 2008.

Other income, net, for the nine months ended June 30, 2008 was $246,000, compared to $298,000 for the same period last year.  Minority interest deduction was $2.1 million for the first nine months of fiscal 2008, compared to $1.8 million for the same period in fiscal 2007.  The increase in the minority interest deduction primarily reflected the acquisition of Kenuohua in June 2007.

The Company's effective tax rate for the three months ended June 30, 2008 was 36.3%, compared to 37.6% for the third quarter of fiscal 2007 and for the full fiscal year ended September 30, 2007.  The Company’s effective tax rate for the first nine months of fiscal 2008 was 34.9%, compared to 37.6% for the same period last year. The decrease in the effective tax rate for the three-month period in fiscal 2008 primarily reflected lower statutory income tax rates in Europe and the impact of the U.S. Federal manufacturing credit. The decrease in the nine-month period in fiscal 2008 also reflected the impact of a $1.9 million reduction in net deferred tax liabilities to reflect the enactment of the lower statutory income tax rates in Europe.  Excluding the one-time adjustment to deferred taxes, the Company’s effective tax rate for the first nine months of fiscal 2008 was 37.0%.  The difference between the Company's effective tax rate and the Federal statutory rate of 35.0% primarily reflected the impact of state and foreign income taxes.

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

Liquidity and Capital Resources:

Net cash provided by operating activities was $78.5 million for the nine months ended June 30, 2008, compared to $42.5 million for the first nine months of fiscal 2007.  Operating cash flow for both periods primarily reflected net income adjusted for non-cash charges (depreciation, amortization, stock-based compensation expense increases in deferred taxes and minority interest), and changes in working capital items.  Cash flow generated by working capital changes in the first nine months of fiscal 2008 primarily reflected decreases in accounts receivable and inventory resulting from working capital management initiatives in several segments.  Working capital changes in the first nine months of fiscal 2007 primarily reflected an increase in inventory resulting from the expansion of the Company’s casket distribution capabilities.

Cash used in investing activities was $96.6 million for the nine months ended June 30, 2008, compared to $23.0 million for the nine months ended June 30, 2007.  Investing activities for the first nine months of fiscal 2008 primarily included acquisitions (principally Saueressig) of $90.9 million, capital expenditures of $7.9 million, purchases of investments of $4.2 million and proceeds from the sale of investments of $5.5 million.  Investing activities for the first nine months of fiscal 2007 primarily included capital expenditures of $14.2 million, acquisition-related payments of $11.9 million, purchases of investment of $1.1 million and proceeds from the disposal of assets of $3.9 million.

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

Cash provided by financing activities for the nine months ended June 30, 2008 was $20.7 million, reflecting proceeds, net of repayments, from long-term debt of $45.9 million, purchases of treasury stock of $25.9 million, proceeds of $6.6 million from the sale of treasury stock (stock option exercises), a tax benefit of $992,000 from exercised stock options, payment of dividends of $5.6 million to the Company's shareholders and distributions of $1.3 million to minority interests.  Cash provided by financing activities for the nine months ended June 30, 2007 was $13.6 million, reflecting net proceeds from long-term debt of $9.9 million, purchases of treasury stock of $36.7 million, proceeds of $16.1 million from the sale of treasury stock (stock option exercises), a tax benefit of $3.8 million from exercised stock options, payment of dividends of $5.2 million to the Company's shareholders and distributions of $1.4 million to minority interests.

The Company has a domestic Revolving Credit Facility with a syndicate of financial institutions.  The maximum amount of borrowings available under the facility is $225.0 million and the facility’s maturity is September 10, 2012. Borrowings under the facility bear interest at LIBOR plus a factor ranging from ..40% to .80% based on the Company’s leverage ratio.  The leverage ratio is defined as net indebtedness divided by EBITDA (earnings before interest, taxes, depreciation and amortization).  The Company is required to pay an annual commitment fee ranging from .15% to .25% (based on the Company’s leverage ratio) of the unused portion of the facility.  The Revolving Credit Facility requires the Company to maintain certain leverage and interest coverage ratios.  A portion of the facility (not to exceed $10 million) is available for the issuance of trade and standby letters of credit.  Outstanding borrowings on the Revolving Credit Facility at June 30, 2008 and September 30, 2007 were $175.8 million and $147.8 million, respectively.  The weighted-average interest rate on outstanding borrowings at June 30, 2008 and 2007 was 4.38% and 5.24%, respectively.

The Company has entered into the following interest rate swaps:

Date	Initial Amount	Fixed Interest Rate	Interest Rate Spread at June 30, 2008	Equal Quarterly Payments	Maturity Date
April 2004	$ 50 million	2.66%	.40%	$ 2.5 million	April 2009
September 2005	50 million	4.14	.40	3.3 million	April 2009
August 2007	15 million	5.07	.40	-	April 2009
August 2007	10 million	5.07	.40	-	April 2009
September 2007	25 million	4.77	.40	-	September 2012
May 2008	40 million	3.72	.40	-	September 2012

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

The fair value of the interest rate swaps reflected an unrealized loss of $1.3 million ($786,000 after tax) at June 30, 2008 that is included in shareholders’ equity as part of accumulated other comprehensive income.  Assuming market rates remain constant with the rates at June 30, 2008, approximately $463,000 of the $786,000 loss included in accumulated other comprehensive income is expected to be recognized in earnings as interest expense over the next twelve months.

The Company, through its German holding companies, has a credit facility with a European bank. In May 2008, the maximum amount of borrowings available under this facility was increased from 10.0 million Euros to 25.0 million Euros ($39.4 million). At June 30, 2008, outstanding borrowings under the credit facility totaled 17.5 million Euros ($27.6 million).  The weighted-average interest rate on outstanding borrowings under this facility at June 30, 2008 and 2007 was 5.88% and 4.20%, respectively.

The Company, through its German subsidiary, Saueressig, has several loans with various European banks.  At June 30, 2008, outstanding borrowings under these loans totaled 12.1 million Euros ($19.0 million).  The weighted-average interest rate on outstanding borrowings of Saueressig at June 30, 2008 was 5.76%.

The Company, through its wholly-owned subsidiary, Matthews International S.p.A., has several loans with various Italian banks.  Outstanding borrowings on these loans totaled 16.1 million Euros ($25.3 million) at June 30, 2008.  Matthews International S.p.A. also has three lines of credit totaling approximately 8.4 million Euros ($13.2 million) with the same Italian banks.  Outstanding borrowings on these lines were 2.2 million Euros ($3.5 million) at June 30, 2008.   The weighted-average interest rate on outstanding borrowings of Matthews International S.p.A. at June 30, 2008 and 2007 was 3.92% and 3.26%, respectively.

The Company has a stock repurchase program, which was initiated in 1996.  Under the program, the Company's Board of Directors had authorized the repurchase of a total of 12,500,000 shares (adjusted for stock splits) of Matthews common stock, of which 11,115,006 shares have been repurchased as of June 30, 2008. The buy-back program is designed to increase shareholder value, enlarge the Company's holdings of its common stock, and add to earnings per share.  Repurchased shares may be retained in treasury, utilized for acquisitions, or reissued to employees or other purchasers, subject to the restrictions of the Company’s Articles of Incorporation.

Consolidated working capital of the Company was $124.8 million at June 30, 2008, compared to $143.1 million at September 30, 2007.  Cash and cash equivalents were $50.9 million at June 30, 2008, compared to $44.0 million at September 30, 2007.  The Company's current ratio was 1.7 at June 30, 2008 and 2.2 at September 30, 2007.

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

At June 30, 2008, an accrual of approximately $8.4 million had been recorded for environmental remediation (of which $861,000 was classified in other current liabilities), representing management's best estimate of the probable and reasonably estimable costs of the Company's known remediation obligations.  The accrual, which reflects previously established reserves assumed with the acquisition of York and additional reserves recorded as a purchase accounting adjustment, does not consider the effects of inflation and anticipated expenditures are not discounted to their present value.  Changes in the accrued environmental remediation obligation from the prior fiscal year reflect payments charged against the accrual.  While final resolution of these contingencies could result in costs different than current accruals, management believes the ultimate outcome will not have a significant effect on the Company's consolidated results of operations or financial position.

Acquisitions:

In May 2008, the Company acquired a 78% interest in Saueressig.  Saueressig is headquartered in Vreden, Germany and has its principal manufacturing operations in Germany, Poland and the United Kingdom.  The transaction was structured as an asset purchase with a purchase price of approximately 75.7 million Euros ($118.2 million), which included cash plus assumed debt.  The cash portion of the transaction was funded principally through borrowings under the Company’s existing credit facilities.  The acquisition is designed to expand Matthews’ products and services in the global graphics imaging market.

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

In June 2007, the Company acquired a 60% interest in Kenuohua, an ink-jet equipment manufacturer, headquartered in Beijing, China.  The acquisition was structured as a stock purchase.  The acquisition was intended to expand Matthews’ marking products manufacturing and distribution capabilities in Asia.

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

Significant factors expected to impact the fiscal 2008 fourth quarter include the cost of raw materials (particularly bronze ingot and steel), the Casket segment’s continuing transition to direct distribution in certain territories, continued weakness in the U.K. graphics market and the impact on the Marking Products segment of a slowdown in several of its markets.  The Company remains cautious as to any future volatility in bronze costs, and the price of cold-rolled steel has increased during the last half of fiscal 2008.  In addition, the Casket segment will continue its efforts to integrate and manage newly established direct distribution operations.  Finally, current conditions relative to the U.K. graphics market and the domestic markets served by the Marking Products segment may continue for the next several quarters.

Based on the Company’s growth strategy, factors discussed above and the acquisition of Saueressig, the Company currently expects to achieve fiscal 2008 diluted earnings per share growth in the range of $2.48 to $2.50, which represents growth over fiscal 2007 earnings per share excluding unusual items within the Company’s targeted long-term range of 12% to 15%.  This earnings expectation excludes the net impact of the unusual items incurred in fiscal 2007 and the one-time income tax adjustment and any other unusual items that may occur in fiscal 2008.

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

LONG-TERM CONTRACTUAL OBLIGATIONS AND COMMITMENTS:

The following table summarizes the Company’s contractual obligations at June 30, 2008, and the effect such obligations are expected to have on its liquidity and cash flows in future periods.

	Payments due in fiscal year:
		2008			After
	Total	Remainder	2009 to 2010	2011 to 2012	2012
Contractual Cash Obligations:	(Dollar amounts in thousands)
Revolving credit facilities	$203,385	$5,833	$21,436	$176,116	$-
Notes payable to banks	53,392	12,194	13,832	11,234	16,132
Short-term borrowings	3,491	3,491	-	-	-
Other borrowings	4,303	4,303	-	-	-
Capital lease obligations	2,940	384	1,717	796	43
Non-cancelable operating leases	32,380	3,091	16,147	9,428	3,714

Total contractual cash obligations	$299,891	$29,296	$53,132	$197,574	$19,889

A significant portion of the loans included in the table above bear interest at variable rates. At June 30, 2008, the weighted-average interest rate was 4.38% on the Company’s domestic Revolving Credit Facility, 5.88% on the credit facility through the Company’s wholly-owned German subsidiaries, 3.92% on bank loans to the Company’s wholly-owned subsidiary, Matthews International S.p.A, and 5.76% on bank loans to the Company’s subsidiary, Saueressig.

Benefit payments under the Company’s principal retirement plan are made from plan assets, while benefit payments under the supplemental retirement plan and postretirement benefit plan are funded from the Company’s operating cash. In June 2008, the Company made a $5.0 million contribution to its principal retirement plan.  As of June 30, 2008, contributions of $436,000 and $757,000 have been made under the supplemental retirement plan and postretirement plan, respectively.  The Company currently anticipates contributing an additional $438,000 and $320,000 under the supplemental retirement plan and postretirement plan, respectively, for the remainder of fiscal 2008.

The Company believes that its current liquidity sources, combined with its operating cash flow and borrowing capacity, will be sufficient to meet its capital needs for the foreseeable future.

Accounting Pronouncements:

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (“FIN 48”) which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Any resulting cumulative effect of applying the provisions of FIN 48 upon adoption will be reported as an adjustment to beginning retained earnings in the period of adoption. The Company adopted FIN 48 as of October 1, 2007 which did not have a material effect on the financial statements.  See Note 9 for additional disclosures related to the adoption of FIN 48.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”).  SFAS No. 161 amends and expands the disclosure requirements of FASB Statement 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) to require qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit risk-related contingent features in derivative agreements.  The Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  Early application is encouraged.  The Company is currently evaluating the impact of the adoption of SFAS No. 161.

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

The Company has entered into the following interest rate swaps:

Date	Initial Amount	Fixed Interest Rate	Interest Rate Spread at June 30, 2008	Equal Quarterly Payments	Maturity Date
April 2004	$50 million	2.66%	.40%	$2.5 million	April 2009
September 2005	50 million	4.14	.40	3.3 million	April 2009
August 2007	15 million	5.07	.40	-	April 2009
August 2007	10 million	5.07	.40	-	April 2009
September 2007	25 million	4.77	.40	-	September 2012
May 2008	40 million	3.72	.40	-	September 2012

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

The fair value of the interest rate swaps reflected an unrealized loss of $1.3 million ($786,000 after tax) at June 30, 2008 that is included in equity as part of accumulated other comprehensive income.  A decrease of 10% in market interest rates (i.e. a decrease from 5.0% to 4.5%) would result in a decrease of approximately $380,000 in the fair value of the interest rate swaps.

Commodity Price Risks - In the normal course of business, the Company is exposed to commodity price fluctuations related to the purchases of certain materials and supplies (such as bronze ingot, steel, wood and photopolymers) used in its manufacturing operations. The Company obtains competitive prices for materials and supplies when available.

Foreign Currency Exchange Rates - The Company is subject to changes in various foreign currency exchange rates, including the Euro, the British Pound, Canadian dollar, Australian dollar, Swedish Krona, Chinese Yuan and the Polish Zloty in the conversion from local currencies to the U.S. dollar of the reported financial position and operating results of its non-U.S. based subsidiaries.  An adverse change of 10% in exchange rates would have resulted in a decrease in sales of $16.9 million and a decrease in operating income of $2.2 million for the nine months ended June 30, 2008.

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

There have been no changes in the Company’s internal controls over financial reporting that occurred during the nine months ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

Matthews is subject to various legal proceedings and claims arising in the ordinary course of business.  Management does not expect that the results of any of these legal proceedings will have a material adverse effect on Matthews’ financial condition, results of operations, or cash flows.

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

Item 2.                      Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Stock Repurchase Plan

The Company has a stock repurchase program, which was initiated in 1996.  Under the program, the Company's Board of Directors had authorized the repurchase of a total of 12,500,000 shares (adjusted for stock splits) of Matthews common stock, of which 11,115,006 shares have been repurchased as of June 30, 2008.  All purchases of the Company’s common stock during the first nine months of fiscal 2008 were part of the repurchase program.

The following table shows the monthly fiscal 2008 stock repurchase activity:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced plan	Maximum number of shares that may yet be purchased under the plan

October 2007	45,000	$43.41	45,000	1,953,557
November 2007	39,088	42.83	39,088	1,914,469
December 2007	15,300	45.12	15,300	1,899,169
January 2008	57,500	45.92	57,500	1,841,669
February 2008	18,300	45.70	18,300	1,823,369
March 2008	56,440	46.37	56,440	1,766,929
April 2008	26,235	48.98	26,235	1,740,694
May 2008	159,700	47.58	159,700	1,580,994
June 2008	196,000	46.38	196,000	1,384,994
Total	613,563	$46.26	613,563

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit
	No.	Description
	10.1	Option Agreement between Mr. Kilian Saueressig and Matthews International Corporation (English translation)
	31.1	Certification of Principal Executive Officer for Joseph C. Bartolacci
	31.2	Certification of Principal Financial Officer for Steven F. Nicola
	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Joseph C. Bartolacci.
	32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Steven F. Nicola.

(b)	Reports on Form 8-K

On April 25, 2008, Matthews filed a Current Report on Form 8-K under Item 2.02 in connection with a press release announcing its earnings for the second fiscal quarter of 2008.

On May 12, 2008, Matthews filed a Current Report on Form 8-K under Item 2.01 in connection with a press release announcing the Company completed the purchase of a 78% ownership interest in Saueressig GmbH & Co. KG.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATTHEWS INTERNATIONAL CORPORATION
(Registrant)

Date: August 6, 2008	/s/ Joseph C. Bartolacci
Joseph C. Bartolacci, President
and Chief Executive Officer

Date: August 6, 2008	/s/ Steven F. Nicola
Steven F. Nicola, Chief Financial Officer,
Secretary and Treasurer