Form 10-K
period 2008-09-30
MATTHEWS INTERNATIONAL CORP
filed 2008-11-25
CIK 63296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2008
Commission File Number 0-09115
MATTHEWS INTERNATIONAL CORPORATION
(Exact name of registrant as specified in its charter)

COMMONWEALTH OF PENNSYLVANIA	25-0644320
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

TWO NORTHSHORE CENTER, PITTSBURGH, PA	15212-5851
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code	(412) 442-8200

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Class A Common Stock, $1.00 par value	NASDAQ Global Select Market System

Securities registered pursuant to Section 12(g) of the Act:  None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☒                      No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐                      No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405a of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

The aggregate market value of the Class A Common Stock outstanding and held by non-affiliates of the registrant, based upon the closing sale price of the Class A Common Stock on the NASDAQ Global Select Market System on March 31, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1.5 billion.

As of October 31, 2008, shares of common stock outstanding were: Class A Common Stock 30,565,778 shares

Documents incorporated by reference: Specified portions of the Proxy Statement for the 2009 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

The index to exhibits is on pages 72-74.

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

ITEM 1. BUSINESS.

Matthews, founded in 1850 and incorporated in Pennsylvania in 1902, is a designer, manufacturer and marketer principally of memorialization products and brand solutions.  Memorialization products consist primarily of bronze memorials and other memorialization products, caskets and cremation equipment for the cemetery and funeral home industries.  Brand solutions include graphics imaging products and services, marking products, and merchandising solutions. The Company's products and operations are comprised of six business segments:  Bronze, Casket, Cremation, Graphics Imaging, Marking Products and Merchandising Solutions.  The Bronze segment is a leading manufacturer of cast bronze memorials and other memorialization products, cast and etched architectural products and is a leading builder of mausoleums in the United States.  The Casket segment is a leading casket manufacturer and distributor in North America and produces a wide variety of wood and metal caskets.  The Cremation segment is a leading designer and manufacturer of cremation equipment and cremation caskets primarily in North America. The Graphics Imaging segment manufactures and provides brand solutions, printing plates, gravure cylinders, pre-press services and imaging services for the primary packaging and corrugated industries.  The Marking Products segment designs, manufactures and distributes a wide range of marking and coding equipment and consumables, and industrial automation products for identifying, tracking and conveying various consumer and industrial products, components and packaging containers.  The Merchandising Solutions segment designs and manufactures merchandising displays and systems and provides creative merchandising and marketing solutions services.

At October 31, 2008, the Company and its majority-owned subsidiaries had approximately 5,000 employees.  The Company's principal executive offices are located at Two NorthShore Center, Pittsburgh, Pennsylvania 15212, its telephone number is
(412) 442-8200 and its internet website is www.matw.com.  The Company files all required reports with the Securities and Exchange Commission (“SEC”) in accordance with the Exchange Act.  These reports are available free of charge on the Company’s website as soon as practicable after being filed or furnished to the SEC. The reports filed with the SEC are also available to read and copy at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 or by contacting the SEC at 1-800-732-0330.  All reports filed with the SEC can be found on its website at www.sec.gov.

The following table sets forth reported sales and operating profit for the Company's business segments for the past three fiscal years.  Detailed financial information relating to business segments and to domestic and international operations is presented in Note 15 (“Segment Information”) to the Consolidated Financial Statements included in Part II of this Annual Report on Form 10-K.

ITEM 1.	BUSINESS, continued

	Years Ended September 30,
	2008		2007		2006
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Sales to unaffiliated customers:
Memorialization:
Bronze	$243,063	29.7%	$229,850	30.7%	$218,004	30.4%
Casket	219,792	26.8	210,673	28.1	200,950	28.1
Cremation	26,665	3.3	25,166	3.3	25,976	3.6
	489,520	59.8	465,689	62.1	444,930	62.1
Brand Solutions:
Graphics Imaging	203,703	24.9	146,049	19.5	140,886	19.7
Marking Products	60,031	7.3	57,450	7.7	52,272	7.3
Merchandising Solutions	65,369	8.0	80,164	10.7	77,803	10.9
	329,103	40.2	283,663	37.9	270,961	37.9
Total	$818,623	100.0%	$749,352	100.0%	$715,891	100.0%

Operating profit:
Memorialization:
Bronze	$71,576	53.8%	$66,298	59.3%	$65,049	57.1%
Casket	23,339	17.6	11,801	10.6	16,971	14.9
Cremation	5,474	4.1	3,631	3.2	3,372	3.0
	100,389	75.5	81,730	73.1	85,392	75.0
Brand Solutions:
Graphics Imaging	18,617	14.0	14,439	12.9	16,554	14.5
Marking Products	9,137	6.9	9,931	8.9	9,066	8.0
Merchandising Solutions	4,809	3.6	5,724	5.1	2,872	2.5
	32,563	24.5	30,094	26.9	28,492	25.0
Total	$132,952	100.0%	$111,824	100.0%	$113,884	100.0%

In fiscal 2008, approximately 69% of the Company's sales were made from the United States, and 27%, 2%, 1% and 1% were made from Europe, Canada, Australia and China, respectively. For further information on Segments see Note 15, “Segment Information” in Item 8 - “Financial Statements and Supplementary Data” on pages 57 through 58 of this report. Bronze segment products are sold throughout the world with the segment's principal operations located in the United States, Europe, Canada, and Australia.  Casket segment products are primarily sold in North America. Cremation segment products and services are sold primarily in North America, as well as Asia, Australia, and Europe.  Products and services of the Graphics Imaging segment are sold primarily in the United States and Europe.  The Marking Products segment sells equipment and consumables directly to industrial consumers and distributors in the United States and internationally through the Company's subsidiaries in Canada, Sweden and China, and through other foreign distributors.  Matthews owns a minority interest in Marking Products distributors in Asia, Australia and Europe.  Merchandising Solutions segment products and services are sold principally in the United States.

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

ITEM 1.                      BUSINESS, continued

Casket:

The Casket segment is a leading manufacturer and distributor of caskets in North America.  The segment produces two types of caskets: metal and wood.  Caskets can be customized with many different options such as color, interior design, handles and trim in order to accommodate specific religious, ethnic or other personal preferences.

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

Prior to July 2005, the segment marketed its casket products primarily through independent distributors.  With the acquisition of Milso Industries Corporation in July 2005, the segment significantly expanded its internal casket distribution capabilities.  The segment now markets its casket products in the United States through a combination of Company-owned and independent casket distribution facilities.  The Company operates approximately 45 distribution centers in the United States.  Over 75% of the segment’s casket products are currently sold through Company-owned distribution centers.

The casket business is highly competitive. The segment competes with other manufacturers on the basis of product quality, price, service, design availability and breadth of product line.  The segment provides a line of casket products that it believes is as comprehensive as any of its major competitors.  There are a large number of casket industry participants operating in North America, and the industry has recently seen a few new foreign casket manufacturers, primarily from China, enter the North American market. The Casket segment and its two largest competitors account for a substantial portion of the finished caskets produced and sold in North America.

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

The Cremation segment is the leading designer and manufacturer of cremation equipment, serving North America, Asia, Australia and Europe. Cremation equipment includes systems for cremation of humans and animals, as well as equipment for processing the cremated remains and other related equipment such as handling equipment (tables, cooler racks, vacuums).  Cremation equipment and products are sold primarily to funeral homes, cemeteries, crematories, animal disposers and veterinarians within North America, Asia, Australia and Europe.

Cremation casket products consist primarily of three types of caskets: cloth-covered wood, cloth-covered corrugated material and paper veneer-covered particleboard and corrugated material.  These products are generally used in cremation and are marketed principally in the United States through independent distributors and company-owned distribution centers operated by the Company’s Casket segment.

Service and repair consists of maintenance work performed on various makes and models of cremation equipment.  This work can be as simple as routine maintenance offered at-need or through annual service contracts, or as complex as complete on-site reconstruction.  The principal markets for these services are the owners and operators of cremation equipment.  These services are marketed principally in North America through Company sales representatives.

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

BRAND SOLUTIONS PRODUCTS AND MARKETS:

Graphics Imaging:

The Graphics Imaging segment provides brand management, pre-press services, printing plates and cylinders, embossing tools, and creative design services principally to the primary packaging and corrugated industries. The primary packaging industry consists of manufacturers of printed packaging materials such as boxes, flexible packaging, folding cartons and bags commonly seen at retailers of consumer goods. The corrugated packaging industry consists of manufacturers of printed corrugated containers.  Other major industries served include the wallpaper, floor, automotive, and textile industries.

The principal products and services of this segment include brand management, pre-press graphics services, printing plates, gravure cylinders, steel bases, embossing tools, special purpose machinery, engineering assistance, print process assistance, print production management, digital asset management, content management, and package design.  These products and services are used by brand owners and packaging manufacturers to develop and print packaging graphics that identify and help sell the product in the marketplace.  Other packaging graphics can include nutritional information, directions for product use, consumer warning statements and UPC codes. The primary packaging manufacturer produces printed packaging from paper, film, foil and other composite materials used to display, protect and market the product. The corrugated packaging manufacturer produces printed containers from corrugated sheets.  Using the Company's products, this sheet is printed and die cut to make a finished container.

The segment offers a wide array of value-added services and products.  These include print process and print production management services; print engineering consultation, pre-press preparation, which includes computer-generated art, film and proofs; plate mounting accessories and various press aids; and rotary and flat cutting dies used to cut out intricately designed containers and point-of-purchase displays.  The segment also provides creative digital graphics services to brand owners and packaging markets.

The Company works closely with manufacturers to provide the proper printing forms and tooling used to print the packaging to the user's specifications.  The segment's printing plate products are made principally from photopolymer resin and sheet materials.  Upon customer request, plates can be pre-mounted press-ready in a variety of configurations that maximize print quality and minimize press set-up time.  Gravure cylinders, manufactured from steel, copper and chrome, can be custom engineered for multiple print processes.

The Graphics Imaging segment customer base consists primarily of brand owners and packaging industry converters.  Brand owners are generally large, well-known consumer products companies and retailers with a national or global presence.  These types of companies tend to purchase their graphics needs directly and supply the printing forms, or the electronic files to make the printing plates and gravure cylinders, to the packaging printer for their products.  The Graphics Imaging segment serves customers primarily in the United States and Europe.  In Europe, the segment has its principal operations in the U.K., Germany, Poland and Austria.

Major raw materials for this segment's products include photopolymers, copper, steel, film and graphic art supplies.  All such materials are presently available in adequate supply from various industry sources.

The Graphics Imaging segment is one of several manufacturers of printing plates and cylinders and providers of pre-press services with an international presence.  The segment competes in a fragmented industry consisting of a few multi-plant regional printing form suppliers and a large number of local single-facility companies located across the United States and Europe.  The combination of the Company's Graphics Imaging business in the United States and Europe is an important part of Matthews’ strategy to become a worldwide leader in the graphics industry and service multinational customers on a global basis.  Competition is on the basis of product quality, timeliness of delivery, price and value-added services.  The Company differentiates itself from the competition by consistently meeting customer demands, its ability to service customers nationally and globally, and its ability to provide value-added services.

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

A portion of the segment's sales are outside the United States and are distributed through the Company's subsidiaries in Canada, Sweden and China in addition to other international distributors.  Matthews owns a minority interest in distributors in Asia, Australia and Europe.

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

Competition for marking products is based on product performance, integration into the manufacturing process, service and price.  The Company normally competes with specialty companies in specific brand marking solutions and traceability applications.  The Company believes that, in general, it offers the broadest line of marking products to address a wide variety of marking applications.

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

BACKLOG:

Because the nature of the Company's Bronze, Graphics Imaging and Merchandising Solutions businesses are primarily custom products made to order with short lead times, backlogs are not generally material except for mausoleums. Backlogs vary in a range of approximately one year of sales for mausoleums. Backlogs for the Casket segment and the cremation casket businesses are not material. Cremation equipment sales backlogs vary in a range of eight to ten months of sales.  Backlogs generally vary in a range of up to four weeks of sales in the Marking Products segment.  The Company’s backlog is expected to be substantially filled in fiscal 2009.

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

At September 30, 2008, an accrual of approximately $8.2 million had been recorded for environmental remediation (of which $861,000 was classified in other current liabilities), representing management's best estimate of the probable and reasonably estimable costs of the Company's known remediation obligations.  The accrual does not consider the effects of inflation and anticipated expenditures are not discounted to their present value.  While final resolution of these contingencies could result in costs different than current accruals, management believes the ultimate outcome will not have a significant effect on the Company's consolidated results of operations or financial position.

ITEM 1A.  RISK FACTORS.

There are inherent risks and uncertainties associated with the Company’s businesses that could adversely affect its operating performance and financial condition.  Set forth below are descriptions of those risks and uncertainties that the Company currently believes to be material.  Additional risks not currently known or deemed immaterial may also result in adverse effects on the Company.

Changes in Economic Conditions.  Generally, changes in domestic and international economic conditions affect the industries in which the Company and its customers and suppliers operate.  These changes include changes in the rate of consumption or use of our products due to economic downturns, volatility in currency exchange rates, and changes in raw material prices resulting from supply and/or demand conditions.

Uncertainty about the current unprecedented global economic conditions poses a risk, as consumers and businesses may postpone or cancel spending in response to tighter credit, negative financial news and/or the potential for a significant global recession.  Other factors that could influence customer spending include energy costs, conditions in the credit markets, consumer confidence and other factors affecting consumer spending behavior.  These and other economic factors could have an effect on demand for the Company’s products and services and negatively impact the Company’s financial condition and results of operations.

Changes in Foreign Currency Exchange Rates. Manufacturing and sales of a significant portion of the Company’s products are outside the United States, and accordingly, the Company holds assets, incurs liabilities, earns revenue and pays expenses in a variety of currencies.  The Company’s consolidated financial statements are presented in U.S. dollars, and therefore, the Company must translate its foreign assets, liabilities, revenue and expenses into U.S. dollars.  Increases or decreases in the value of the U.S. dollar compared to foreign currencies may negatively affect the value of these items in the Company’s consolidated financial statements, even though their value has not changed in their original currency.

Increased Prices for Raw Materials. The Company’s profitability is affected by the prices of the raw material used in the manufacture of its products.  These prices may fluctuate based on a number of factors, including changes in supply and demand, domestic and global economic conditions, currency exchange rates, labor costs and fuel related costs.  If suppliers increase the price of critical raw materials, alternative sources of supply, or an alternative material, may not exist.  In addition, to the extent that the Company has quoted prices to or has existing contracts with customers, it may be unable to increase the price of its products to offset the increased costs.  Significant raw material price increases that cannot be mitigated by selling price increases or productivity improvements will negatively affect the Company’s results of operations.

Changes in Mortality and Cremation Rates. Generally, life expectancy in the United States and other countries in which the Company’s Memorialization businesses operate has increased steadily for several decades and is expected to continue to do so in the future.  The increase in life expectancy has mitigated the growth in the aging population, and accordingly, the number of deaths is expected to increase only marginally in the future.  Additionally, cremations have steadily grown as a percentage of total deaths in the United States since the 1960’s, and are expected to continue to increase in the future.  The Company expects that these trends will continue in the future, and the result may affect the volume of bronze memorialization products and burial caskets sold in the United States.  However, sales of the Company’s Cremation segment may benefit from the growth in cremations.

ITEM 1.                      BUSINESS, continued

Changes in Product Demand or Pricing. The Company’s businesses have and will continue to operate in competitive markets. Changes in product demand or pricing are affected by domestic and foreign competition and an increase in consolidated purchasing by large customers operating in both domestic and global markets. The Memorialization businesses generally operate in markets with ample supply capacity and demand which is correlated to death rates.  The Brand Solutions businesses serve global customers that are requiring their suppliers to be global in scope and price competitive.  Additionally, in recent years the Company has witnessed an increase in products manufactured offshore, primarily in China, and imported into the Company’s U.S. markets.  It is expected that these trends will continue and may affect the Company’s future results of operations.

Risks in Connection with Acquisitions. The Company has grown in part through acquisitions, and continues to evaluate acquisition opportunities that have the potential to support and strengthen its businesses.  There is no assurance however that future acquisition opportunities will arise, or that if they do, that they will be consummated.  In addition, acquisitions involve inherent risks that the businesses acquired will not perform in accordance with expectations, or that expected synergies expected from the integration of the acquisitions will not be achieved as rapidly as expected, if at all. Failure to effectively integrate acquired businesses could prevent the realization of expected rates of return on the acquisition investment and could have a negative effect on the Company’s results of operations and financial condition.

Technological Factors Beyond the Company’s Control. The Company operates in certain markets in which technological product development contributes to its ability to compete effectively.  There can be no assurance that the Company will be able to develop new products, that new products can be manufactured and marketed profitably, or that new products will successfully meet the expectations of customers.

Changes in the Distribution of the Company’s Products or the Loss of a Large Customer. Although the Company does not have any customer that is considered individually significant to consolidated sales, it does have contracts with several large customers in both the Memorialization and Brand Solutions businesses.  While these contracts provide important access to large purchasers of the Company’s products, they can obligate the Company to sell products at contracted prices for extended periods of time which may, in the short-term, limit the Company’s ability to increase prices in response to significant raw material price increases or other factors.  Additionally, any significant divestiture of business properties or operations by current customers could result in a loss of business if the Company is not able to maintain the business with the subsequent owners of the properties.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2. PROPERTIES.

Principal properties of the Company and its majority-owned subsidiaries as of October 31, 2008 were as follows (properties are owned by the Company except as noted):

Location	Description of Property
Bronze:
Pittsburgh, PA	Manufacturing / Division Offices
Kingwood, WV	Manufacturing
Melbourne, Australia	Manufacturing	(1)
Parma, Italy	Manufacturing / Warehouse	(1)
Searcy, AR	Manufacturing
Seneca Falls, NY	Manufacturing

Casket (3):
Monterrey, Mexico	Manufacturing	(1)
Richmond, IN	Manufacturing	(1)
Richmond, IN	Manufacturing / Metal Stamping
Richmond, IN	Injection Molding	(1)
York, PA	Manufacturing

Cremation:
Apopka, FL	Manufacturing / Division Offices
Richmond, IN	Manufacturing	(1)

Graphics Imaging:
Pittsburgh, PA	Manufacturing / Division Offices
Julich, Germany	Manufacturing / Division Offices
Atlanta, GA	Manufacturing
Beverly, MA	Manufacturing	(1)
Bristol, England	Manufacturing
Dallas, TX	Manufacturing	(1)
Goslar, Germany	Manufacturing	(1)
Kansas City, MO	Manufacturing	(1)
Leeds, England	Manufacturing	(1)
Monchengladbach, Germany	Manufacturing
Munich, Germany	Manufacturing	(1)
Nuremberg, Germany	Manufacturing	(1)
Oakland, CA	Manufacturing	(1)
Poznan, Poland	Manufacturing
St. Louis, MO	Manufacturing
Vienna, Austria	Manufacturing	(1)
Vreden, Germany	Manufacturing

Marking Products:
Pittsburgh, PA	Manufacturing / Division Offices
Gothenburg, Sweden	Manufacturing / Distribution	(1)
Tualatin, OR	Manufacturing	(1)
Beijing, China	Manufacturing	(1)

ITEM 2.	PROPERTIES, continued

Location	Description of Property

Merchandising Solutions:
East Butler, PA	Manufacturing / Division Offices	(2)

Corporate Office:
Pittsburgh, PA	General Offices

(1)	These properties are leased by the Company under operating lease arrangements. Rent expense incurred by the Company for all leased facilities was approximately $12.7 million in fiscal 2008.
(2)	Approximately ten percent of this building is leased to unrelated parties.
(3)	In addition to the properties listed, the Casket division leases warehouse facilities totaling approximately 824,000 square feet in 23 states under operating leases.

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

ITEM 3. LEGAL PROCEEDINGS.

Matthews is subject to various legal proceedings and claims arising in the ordinary course of business.  Management does not expect that the results of any of these legal proceedings will have a material adverse effect on Matthews’ financial condition, results of operations or cash flows.

On February 15, 2008, The York Group, Inc., a wholly-owned subsidiary of the Company, reached a settlement with Batesville Casket Company, Inc. resolving all litigation previously pending in the United States District Court for the Southern District of Ohio and the Court of Common Pleas of Allegheny County, Pennsylvania.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the Company's security holders during the fourth quarter of fiscal 2008.

OFFICERS AND EXECUTIVE MANAGEMENT OF THE REGISTRANT

The following information is furnished with respect to officers and executive management as of October 31, 2008:

Name	Age	Positions with Registrant

Joseph C. Bartolacci	48	President and Chief Executive Officer

David F. Beck	56	Controller

C. Michael Dempe	52	Chief Operating Officer, Cloverleaf Group, Inc.

James P. Doyle	57	Group President, Memorialization

Brian J. Dunn	51	Group President, Graphics and Marking Products

Steven F. Nicola	48	Chief Financial Officer, Secretary and Treasurer

Paul F. Rahill	51	President, Cremation Division

Franz J. Schwarz	60	President, Graphics Europe

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

James P. Doyle joined the Company as Group President, Memorialization in December 2006.  Prior to joining Matthews, he served as President, Kohler Engine Business (a manufacturer of air and liquid-cooled four cycle engines), a division of Kohler Company, from 2004 to 2006.  From 2000 to 2004, Mr. Doyle served as President of Fasco Industries, Inc., a division of Invensys PLC, which manufactured custom blowers, motors and gear-motors for global markets.

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

Paul F. Rahill was appointed President, Cremation Division in October 2002.

Franz J. Schwarz was named President, Graphics Europe in May 2006.  He has been Managing Director of Matthews International GmbH (a wholly-owned subsidiary of Matthews International Corporation) since 2000. He was a partial owner of S+T Gesellschaft fur Reprotechnik GmbH (“S+T GmbH”), a provider of printing plates and print services located in Julich, Germany, until September 30, 2005.  Matthews owns 100% of S+T GmbH as of September 30, 2008.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information:

The authorized common stock of the Company consists of 70,000,000 shares of Class A Common Stock, $1 par value.  The Company's Class A Common Stock is traded on the NASDAQ Global Select Market System under the symbol “MATW”.  The following table sets forth the high, low and closing prices as reported by NASDAQ for the periods indicated:

	High	Low	Close
Fiscal 2008:
Quarter ended: September 30, 2008	$58.55	$43.71	$50.74
June 30, 2008	52.00	44.92	45.26
March 31, 2008	50.75	43.28	48.25
December 31, 2007	49.50	39.93	46.87

Fiscal 2007:
Quarter ended: September 30, 2007	$48.22	$36.76	$43.80
June 30, 2007	44.97	37.61	43.61
March 31, 2007	42.35	38.13	40.70
December 31, 2006	41.75	35.13	39.35

The Company has a stock repurchase program, which was initiated in 1996.  Under the program, the Company's Board of Directors has authorized the repurchase of a total of 12,500,000 shares of Matthews’ common stock, of which 11,483,006 shares have been repurchased as of September 30, 2008.  The buy-back program is designed to increase shareholder value, enlarge the Company's holdings of its common stock, and add to earnings per share.  Repurchased shares may be retained in treasury, utilized for acquisitions, or reissued to employees or other purchasers, subject to the restrictions of the Company’s Restated Articles of Incorporation.

All purchases of the Company’s common stock during fiscal 2008 were part of this repurchase program.

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS, (continued)

The following table shows the monthly fiscal 2008 stock repurchase activity:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced plan	Maximum number of shares that may yet be purchased under the plan

October 2007	45,000	$43.41	45,000	1,953,557
November 2007	39,088	42.83	39,088	1,914,469
December 2007	15,300	45.12	15,300	1,899,169
January 2008	57,500	45.92	57,500	1,841,669
February 2008	18,300	45.70	18,300	1,823,369
March 2008	56,440	46.37	56,440	1,766,929
April 2008	26,235	48.98	26,235	1,740,694
May 2008	159,700	47.58	159,700	1,580,994
June 2008	196,000	46.38	196,000	1,384,994
July 2008	55,000	44.70	55,000	1,329,994
August 2008	48,000	49.75	48,000	1,281,994
September 2008	265,000	48.91	265,000	1,016,994
Total	981,563	$47.06	981,563

Holders:

Based on records available to the Company, the number of registered holders of the Company's common stock was 505 at October 31, 2008.

Dividends:

A quarterly dividend of $.065 per share was paid for the fourth quarter of fiscal 2008 to shareholders of record on October 31, 2008. The Company paid quarterly dividends of $.06 per share for the first three quarters of fiscal 2008 and the fourth quarter of fiscal 2007.   The Company paid quarterly dividends of $.055 per share for the first three quarters of fiscal 2007 and the fourth quarter of fiscal 2006.  The Company paid quarterly dividends of $.05 per share for the first three quarters of fiscal 2006.

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

Performance Graph:

COMPARISON OF FIVE-YEAR CUMULATIVE RETURN *
AMONG MATTHEWS INTERNATIONAL CORPORATION,
S&P 500 INDEX, S&P MIDCAP 400 INDEX AND S&P SMALLCAP 600 INDEX **

*  Total return assumes dividend reinvestment
** Fiscal year ended September 30

Note: Performance graph assumes $100 invested on October 1, 2003 in Matthews International Corporation Common Stock, Standard & Poor's (S&P) 500 Index, S&P MidCap 400 Index and S&P SmallCap 600 Index.  The results are not necessarily indicative of future performance.

ITEM 6. SELECTED FINANCIAL DATA.

	Years Ended September 30,
	2008 (1)	2007 (2)	2006 (3)	2005	2004
	(Amounts in thousands, except per share data)
	(Not Covered by Report of Independent Registered Public Accounting Firm)
Net sales	$818,623	$749,352	$715,891	$639,822	$508,801

Gross profit	322,964	280,457	271,933	223,075	193,754

Operating profit	132,952	111,824	113,884	98,413	95,078

Interest expense	10,405	8,119	6,995	2,966	1,998

Income before income taxes	121,572	103,716	105,408	93,056	89,117

Income taxes	42,088	38,990	38,964	34,985	34,584

Net income	$79,484	$64,726	$66,444	$58,071	$54,533

Earnings per common share:
Basic	$2.57	$2.05	$2.08	$1.81	$1.69
Diluted	2.55	2.04	2.06	1.79	1.68

Weighted-average common
shares outstanding:
Basic	30,928	31,566	31,999	32,116	32,217
Diluted	31,158	31,680	32,252	32,381	32,542

Cash dividends per share	$.245	$.225	$.205	$.185	$.165

Total assets	$914,282	$771,069	$716,090	$665,455	$533,432
Long-term debt, non-current	219,124	142,273	120,289	118,952	54,389

(1)
Fiscal 2008 included a reduction in income taxes of $1,882 to reflect the adjustment of net deferred tax liabilities resulting from the enactment of lower statutory income tax rates in certain European countries.

(2)
Fiscal 2007 included a net pre-tax charge of approximately $8,765 which consisted primarily of special charges related to the acceleration of earn-out payments in the resolution of employment agreements from the Milso Industries acquisition and pre-tax charges related to severance costs incurred in several of the Company’s segments, partially offset by a pre-tax gain on the sale of the marketing consultancy business of the Merchandising Solutions segment and favorable legal settlements, net of related legal costs, in the Casket segment.

(3)	Fiscal 2006 included a net pre-tax gain of $1,016 which consisted of a pre-tax gain from the sale of a facility, partially offset by a pre-tax charge related to asset impairments and related costs.

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

	Years Ended
	September 30,			Percentage Change

	2008	2007	2006	2008 - 2007	2007 - 2006
Sales	100.0%	100.0%	100.0%	9.2%	4.7%
Gross profit	39.5	37.4	38.0	15.2	3.1
Operating profit	16.2	14.9	15.9	18.9	(1.8)
Income before taxes	14.9	13.8	14.7	17.2	(1.6)
Net income	9.7	8.6	9.3	22.8	(2.6)

Comparison of Fiscal 2008 and Fiscal 2007:

Sales for the year ended September 30, 2008 were $818.6 million, compared to $749.4 million for the year ended September 30, 2007. The increase principally reflected the acquisition of a 78% interest in Saueressig GmbH & Co. KG (“Saueressig”), a manufacturer of gravure printing cylinders, in May 2008, higher sales in the Company’s Memorialization businesses, and the effect of higher foreign currency values against the U.S. dollar.  The increases were partially offset by the absence of a large one-time Merchandising Solutions project completed in the second quarter of fiscal 2007 (which exceeded $10.0 million in revenue) and the sale of the segment’s marketing consultancy business in August 2007.  For the year ended September 30, 2008, changes in foreign currency values against the U.S. dollar had a favorable impact of approximately $18.0 million on the Company’s consolidated sales compared to the year ended September 30, 2007.

In the Memorialization businesses, Bronze segment sales for fiscal 2008 were $243.1 million compared to $229.8 million for fiscal 2007.  The increase primarily reflected higher selling prices and increases in the value of foreign currencies against the U.S. dollar, partially offset by a decline in the volume of memorial products.  Sales for the Casket segment were $219.8 million for fiscal 2008 compared to $210.7 million for the same period in fiscal 2007.  The increase mainly resulted from higher average selling prices which was partly attributable to the transition to Company-owned distribution in certain territories.  Sales for the Cremation segment were $26.7 million for fiscal 2008 compared to $25.2 million a year ago.  The increase primarily reflected higher cremation equipment, services and repair revenues.  In the Company’s Brand Solutions businesses, sales for the Graphics Imaging segment in fiscal 2008 were $203.7 million, compared to $146.0 million a year ago.  The increase was mainly due to the Saueressig acquisition, an increase in the value of foreign currencies against the U.S. dollar and higher sales in the German markets.  The increases were partially offset by lower sales in the U.K. market.  Marking Products segment sales for the year ended September 30, 2008 were $60.0 million, compared to $57.5 million for fiscal 2007.  The increase primarily reflected the acquisition of a 60% interest in Beijing Kenuohua Electronic Technology Co., Ltd. (“Kenuohua”), a Chinese ink-jet equipment manufacturer, in June 2007 and an increase in the value of foreign currencies against the U.S. dollar.  These increases were partially offset by lower product demand in the domestic market, reflecting a slowdown in the U.S. economy. Sales for the Merchandising Solutions segment were $65.4 million for fiscal 2008, compared to $80.2 million a year ago.  The decrease is attributable to a significant one-time project for one of the segment’s customers in the second quarter of fiscal 2007, which exceeded $10.0 million in revenue and did not repeat in fiscal 2008, and the sale of the segment’s marketing consultancy business in August 2007.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS, continued

Gross profit for the year ended September 30, 2008 was $323.0 million, compared to $280.5 million for fiscal 2007.  The increase in consolidated gross profit primarily reflected the impact of higher sales, the expansion to direct distribution by the Casket segment, the acquisition of Saueressig and the effects of cost structure initiatives implemented in fiscal 2007 in several of the Company’s businesses.  These gains were partially offset by the impact of lower sales in the U.K. graphics market, the domestic Marking Products business and the Merchandising Solutions segment.   Additionally, fiscal 2007 gross profit was impacted by special charges incurred in several of the Company’s segments.  Consolidated gross profit as a percent of sales increased from 37.4% for fiscal 2007 to 39.5% for fiscal 2008.

Selling and administrative expenses for the year ended September 30, 2008 were $190.0 million, compared to $168.6 million for fiscal 2007.  Consolidated selling and administrative expenses as a percent of sales were 23.2% for the year ended September 30, 2008, compared to 22.5% last year.  The increases in costs and percentage of sales primarily resulted from the continued expansion of the Casket segment’s distribution capabilities and the acquisition of Saueressig.  Fiscal 2007 included special charges incurred in several of the Company’s segments, the most significant of which was the acceleration of earn-out payments in the resolution of employment agreements from the fiscal 2005 acquisition of Milso Industries (“Milso”).  These special charges were partially offset by litigation settlements in the Casket segment.

Operating profit for fiscal 2008 was $133.0 million, compared to $111.8 million for fiscal 2007.  Fiscal 2007 operating profit included unusual items which had a net unfavorable impact of $8.8 million.  The most significant portion of these items (special charges of approximately $9.4 million) related to the acceleration of earn-out payments in the resolution of employment agreements from the Milso acquisition.

The increase in consolidated operating profit in fiscal 2008 reflected the favorable impact of higher sales, increases in the values of foreign currencies against the U.S. dollar and cost improvements in several of the Company’s segments.  Bronze segment operating profit for fiscal 2008 was $71.6 million, compared to $66.3 million for fiscal 2007.  The increase reflected the impact of higher sales and an increase in the value of foreign currencies against the U.S. dollar.  Operating profit for the Casket segment for fiscal 2008 was $23.3 million, compared to $11.8 million for fiscal 2007.  Casket segment operating profit for fiscal 2007 reflected special charges of approximately $10.0 million, including costs related to the resolution of employment agreements from the Milso acquisition and charges related to cost reduction initiatives.  These charges were partially offset by favorable litigation settlements ($2.8 million net of legal costs incurred) in the fiscal 2007 fourth quarter.   Excluding these special charges from a year ago, the Casket segment’s fiscal 2008 operating profit improved compared to fiscal 2007, reflecting higher sales and the favorable impact of fiscal 2007 cost structure initiatives.  Cremation segment operating profit for the year ended September 30, 2008 was $5.5 million, compared to $3.6 million a year ago.  The increase was mainly attributable to the impact of higher cremation equipment, services and repair volume, improved price realization, and cost control efforts.  The Graphics Imaging segment operating profit for fiscal 2008 was $18.6 million, compared to $14.4 million for 2007.  Graphics Imaging segment operating profit for fiscal 2007 reflected special charges (mainly severance costs) of approximately $2.2 million related to cost reduction initiatives in the segment’s U.S. and U.K. operations.  Excluding these special charges from a year ago, the Graphics Imaging segment fiscal 2008 operating profit improved compared to fiscal 2007, reflecting higher sales in the German markets, an increase in foreign currency values against the U.S. dollar and the favorable impact of the fiscal 2007 cost structure initiatives.  Operating profit for the Marking Products segment for fiscal 2008 was $9.1 million, compared to $9.9 million a year ago.  The decrease resulted principally from lower domestic sales, offset partially by the acquisition of Kenuohua.  The Merchandising Solutions segment operating profit was $4.8 million for fiscal 2008, compared to $5.7 million for fiscal 2007.  Fiscal 2007 operating profit included a $1.3 million gain on the sale of the segment’s marketing consultancy business and the benefit of a significant one-time sales project completed in the second quarter of fiscal 2007.  Excluding the gain on the sale of the consulting business in fiscal 2007, the segment’s fiscal 2008 operating profit improved

ITEM 7.                      MANAGEMENT'S DISCUSSION AND ANALYSIS, continued

compared to fiscal 2007, reflecting the benefit of recent cost structure initiatives.  For the year ended September 30, 2008, changes in foreign currency values against the U.S. dollar had a favorable impact of approximately $3.4 million on the Company’s consolidated operating profit compared to the year ended September 30, 2007.

Investment income for the year ended September 30, 2008 was $1.8 million, compared to $2.4 million for the year ended September 30, 2007.  The decrease reflected lower average levels of invested funds and a decline in investment performance.  Interest expense for fiscal 2008 was $10.4 million, compared to $8.1 million last year.  The increase in interest expense primarily reflected higher average debt levels and higher average interest rates during fiscal 2008 compared to fiscal 2007.  The higher debt level resulted from borrowings related to the Saueressig acquisition in May 2008.

Other income, net, for year ended September 30, 2008 was $510,000, compared to $354,000 last year.  Minority interest deduction was $3.3 million for fiscal 2008, compared to $2.7 million in fiscal 2007.  The increase in minority interest deduction reflected the Company’s acquisition of Kenuohua in June 2007.

The Company's effective tax rate for fiscal 2008 was 34.6%, compared to 37.6% for fiscal 2007. Fiscal 2008 included the favorable impact of a $1.9 million reduction in net deferred tax liabilities to reflect the enactment of lower statutory income tax rates in certain European countries.  Excluding the one-time adjustment to deferred taxes, the Company’s effective tax rate was 36.2%.  The decrease in the effective tax rate in fiscal 2008 primarily reflected lower statutory tax rates in Europe, the impact of the U.S. Federal manufacturing credit and the closure of several open domestic and foreign tax years.  The difference between the Company's effective tax rate and the Federal statutory rate of 35.0% primarily reflected the impact of state and foreign income taxes.

Comparison of Fiscal 2007 and Fiscal 2006:

Sales for the year ended September 30, 2007 were $749.4 million, compared to $715.9 million for the year ended September 30, 2006.  The increase reflected higher sales in five of the Company’s six segments, and included the effect of higher foreign currency values against the U.S. dollar.  For the year ended September 30, 2007, changes in foreign currency values against the U.S. dollar had a favorable impact of approximately $13.6 million on the Company’s consolidated sales compared to fiscal 2006.

In the Memorialization businesses, Bronze segment sales for fiscal 2007 were $229.8 million compared to $218.0 million for fiscal 2006.  The increase primarily reflected higher selling prices and increases in the value of foreign currencies against the U.S. dollar.  The higher selling prices were generally related to increases in the cost of bronze ingot.  Sales for the Casket segment were $210.7 million for fiscal 2007 compared to $201.0 million in fiscal 2006.  The increase mainly resulted from the segment’s transition to Company-owned distribution in certain territories.  Unit sales through Company-owned distribution are generally at higher price levels than sales to independent distributors.  Sales for the Cremation segment were $25.2 million for fiscal 2007 compared to $26.0 million in fiscal 2006.  The decrease primarily reflected lower sales volume of cremation equipment units, which was partially due to the timing of delivery of several units at the end of fiscal 2007.  In the Company’s Brand Solutions businesses, sales for the Graphics Imaging segment in fiscal 2007 were $146.0 million, compared to $140.9 million in fiscal 2006.  The increase was mainly due to an increase in the value of foreign currencies against the U.S. dollar and higher sales in the German markets, partially offset by lower sales in the U.S. and U.K. markets.  Marking Products segment sales for the year ended September 30, 2007 were $57.5 million, compared to $52.3 million for fiscal 2006.  The increase primarily reflected higher domestic and international sales volume, the acquisition of an interest in a Chinese ink-jet equipment manufacturer in June 2007 and an increase in the value of foreign currencies against the U.S. dollar.  Sales for the Merchandising Solutions segment were $80.2 million for fiscal 2007, compared to $77.8 million in fiscal 2006.  The increase is attributable to a significant project completed in the second quarter for one of the segment’s customers.  Excluding this project, sales declined from fiscal 2006, reflecting lower demand.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS, continued

Gross profit for the year ended September 30, 2007 was $280.5 million, compared to $271.9 million for fiscal 2006.  The increase in consolidated gross profit primarily reflected the impact of higher sales, higher foreign currency values against the U.S. dollar, productivity improvements in the Casket segment’s manufacturing facility in Mexico, and other manufacturing and cost reduction initiatives. These gains were partially offset by the impact of lower sales in the U.S. and U.K. graphics markets, the higher cost of bronze ingot in fiscal 2007 compared to fiscal 2006 and the impact of special charges incurred by several of the Company’s segments. Consolidated gross profit as a percent of sales decreased from 38.0% for fiscal 2006 to 37.4% for fiscal 2007.

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

Operating profit for fiscal 2007 was $111.8 million, compared to $113.9 million for fiscal 2006.  Fiscal 2007 operating profit included unusual items which had a net unfavorable impact of $8.8 million.  The most significant portion of these represented special charges of $9.4 million in the resolution of employment agreements from the Milso acquisition.  Fiscal 2006 operating profit included unusual items which had a net favorable impact of $1.0 million.

Fiscal 2007 operating profit reflected the favorable impact of higher sales, increases in the values of foreign currencies against the U.S. dollar, and productivity improvements and cost reduction initiatives in several of the Company’s segments.  Bronze segment operating profit for fiscal 2007 was $66.3 million, compared to $65.0 million for fiscal 2006.  The increase reflected the impact of higher sales and an increase in the value of foreign currencies against the U.S. dollar, partially offset by the higher cost of bronze ingot in fiscal 2007.  Operating profit for the Casket segment for fiscal 2007 was $11.8 million, compared to $17.0 million for fiscal 2006.  Casket segment operating profit reflected special charges of approximately $10.0 million, including costs related to the resolution of employment agreements from the Milso acquisition and cost reduction initiatives in certain operations.  These charges were partially offset by favorable litigation settlements ($2.8 million net of legal costs incurred) in the fiscal 2007 fourth quarter. In addition, the segment’s results reflected additional selling and administrative costs related to the expansion of the segment’s distribution capabilities in certain territories.  Cremation segment operating profit for the year ended September 30, 2007 was $3.6 million, compared to $3.4 million in fiscal 2006.  The increase was mainly attributable to the impact of improved price realization and cost reduction initiatives.  The Graphics Imaging segment operating profit for fiscal 2007 was $14.4 million, compared to $16.6 million for 2006.  The decrease primarily reflected the impact of lower sales in the U.S. and U.K. markets and special charges (mainly severance costs) of approximately $2.2 million related to cost reduction initiatives in the segment’s U.S. and U.K. operations, partially offset by higher sales in the German markets and an increase in foreign currency values against the U.S. dollar.  Operating profit for the Marking Products segment for fiscal 2007 was $9.9 million, compared to $9.1 million in fiscal 2006.  The increase resulted principally from higher sales and the acquisition made in June 2007, partially offset by higher overhead costs during fiscal 2007.  The Merchandising Solutions segment operating profit was $5.7 million for fiscal 2007, compared to $2.9 million for fiscal 2006.  The increase primarily reflected the impact of higher sales attributable to a significant project completed in the second quarter for one of the segment’s customers, a net gain of $1.3 million recognized on the sale of the segment’s marketing consultancy business in the fourth quarter of fiscal 2007 and the favorable effects of the segment’s facilities consolidation program. For the year ended September 30, 2007, changes in foreign currency values against the U.S. dollar had a favorable impact of approximately $2.4 million on the Company’s consolidated operating profit compared to fiscal 2006.

ITEM 7.                      MANAGEMENT'S DISCUSSION AND ANALYSIS, continued

Investment income for the year ended September 30, 2007 was $2.4 million, compared to $1.4 million for fiscal 2006.  The increase reflected higher average levels of invested funds and higher rates of return.  Interest expense for fiscal 2007 was $8.1 million, compared to $7.0 million in fiscal 2006.  The increase in interest expense primarily reflected a higher average level of debt and higher average interest rates during fiscal 2007 compared to fiscal 2006.

Other income, net, for year ended September 30, 2007 was $354,000, compared to $70,000 in fiscal 2006.  Minority interest deduction was $2.7 million for fiscal 2007, compared to $3.0 million in fiscal 2006.  The reduction in minority interest deduction reflected the Company’s purchase of the remaining ownership interest in one of its less than wholly-owned German subsidiaries in September 2006.

The Company's effective tax rate for fiscal 2007 was 37.6%, compared to 37.0% for fiscal 2006.  The fiscal 2006 effective tax rate reflected the favorable tax impact from the sale of property in the fourth quarter.  The difference between the Company's effective tax rate and the Federal statutory rate of 35.0% primarily reflected the impact of state and foreign income taxes.

LIQUIDITY AND CAPITAL RESOURCES:

Net cash provided by operating activities was $104.5 million for the year ended September 30, 2008, compared to $74.6 million and $66.3 million for fiscal 2007 and 2006, respectively.  Operating cash flow for fiscal 2008 primarily reflected net income adjusted for depreciation and amortization, stock-based compensation expense, an increase in minority interest and an increase in deferred taxes, partially offset by cash contributions of $15.2 million to the Company’s principal pension plan.  Operating cash flow for fiscal 2007 primarily reflected net income adjusted for depreciation and amortization, stock-based compensation expense, an increase in minority interest and an increase in deferred taxes, partially offset by an increase in working capital.  The lower level of cash provided by operating activities in fiscal 2006 was attributable to an increase in working capital primarily resulting from higher levels of accounts receivable and inventories with the Casket segment’s expansion of its distribution capabilities.

Cash used in investing activities was $108.7 million for the year ended September 30, 2008, compared to $38.7 million and $48.8 million for fiscal years 2007 and 2006, respectively. Investing activities for fiscal 2008 primarily reflected payments (net of cash acquired) of $98.1 million for acquisitions (primarily Saueressig), capital expenditures of $12.1 million, net proceeds from the sale of investments of $419,000 and proceeds from the sale of assets of $1.0 million.  Investing activities for fiscal 2007 primarily reflected payments (net of cash acquired) of $23.8 million for acquisitions, capital expenditures of $20.6 million, net purchases of  investments of $1.1 million and proceeds of $6.9 million from the sale of assets.  Investing activities for fiscal 2006 primarily reflected payments (net of cash acquired) of $32.3 million for acquisitions, capital expenditures of $19.4 million, and proceeds of $3.1 million from the sale of assets.    See “Acquisitions” for further discussion of the Company’s acquisitions.

Capital expenditures were $12.1 million for the year ended September 30, 2008, compared to $20.6 million and $19.4 million for fiscal 2007 and 2006, respectively.  Capital expenditures in each of the last three fiscal years reflected reinvestment in the Company's business segments and were made primarily for the purchase of new manufacturing machinery, equipment and facilities designed to improve product quality, increase manufacturing efficiency, lower production costs and meet regulatory requirements.  Capital expenditures for the last three fiscal years were primarily financed through operating cash.

Capital spending for property, plant and equipment has averaged $17.4 million for the last three fiscal years.  The capital budget for fiscal 2009 is $26.7 million.  The Company expects to generate sufficient cash from operations to fund all anticipated capital spending projects.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS, continued

Cash provided by financing activities for the year ended September 30, 2008 was $13.1 million, reflecting proceeds, net of repayments, from long-term debt of $43.1 million, proceeds from the sale of treasury stock (stock option exercises) of $19.2 million, a tax benefit of $3.1 million from exercised stock options, purchases of treasury stock of $43.3 million, payment of dividends to the Company’s shareholders of $7.4 million ($0.245 per share) and distributions of $1.6 million to minority interests.  Cash used in financing activities for the year ended September 30, 2007 was $27.1 million, reflecting treasury stock purchases of $56.5 million, net proceeds of long-term debt of $17.7 million, proceeds of $16.5 million from the sale of treasury stock (stock option exercises), a tax benefit of $3.8 million from exercised stock options, dividends of $7.1 million ($0.225 per share) to the Company’s shareholders and distributions of $1.6 million to minority interests.  Cash used in financing activities for the year ended September 30, 2006 was $29.0 million, reflecting treasury stock purchases of $17.5 million, net repayments of long-term debt of $2.1 million, proceeds of $2.0 million from the sale of treasury stock (stock option exercises), a tax benefit of $637,000 from exercised stock options, dividends of $6.6 million ($0.205 per share) to the Company’s shareholders and distributions of $5.5 million to minority interests.

The Company has a domestic Revolving Credit Facility with a syndicate of financial institutions.  The maximum amount of borrowings available under the facility is $225.0 million and the facility’s maturity is September 2012. Borrowings under the facility bear interest at LIBOR plus a factor ranging from ..40% to .80% based on the Company’s leverage ratio.  The leverage ratio is defined as net indebtedness divided by EBITDA (earnings before interest, taxes, depreciation and amortization).  The Company is required to pay an annual commitment fee ranging from .15% to .25% (based on the Company’s leverage ratio) of the unused portion of the facility.  The Revolving Credit Facility requires the Company to maintain certain leverage and interest coverage ratios.  A portion of the facility (not to exceed $10.0 million) is available for the issuance of trade and standby letters of credit. Outstanding borrowings on the Revolving Credit Facility at September 30, 2008 and 2007 were $172.5 million and $147.8 million, respectively.  The weighted-average interest rate on outstanding borrowings at September 30, 2008 and 2007 was 4.35% and 5.08%, respectively.

The Company has entered into the following interest rate swaps:

Date	Initial Amount	Fixed Interest Rate	Interest Rate Spread at September 30, 2008	Equal Quarterly Payments	Maturity Date
April 2004	$50 million	2.66%	.40%	$2.5 million	April 2009
September 2005	50 million	4.14	.40	3.3 million	April 2009
August 2007	15 million	5.07	.40	-	April 2009
August 2007	10 million	5.07	.40	-	April 2009
September 2007	25 million	4.77	.40	-	September 2012
May 2008	40 million	3.72	.40	-	September 2012

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

The fair value of the interest rate swaps reflected an unrealized loss of $1.3 million ($818,000 after tax) at September 30, 2008 that is included in equity as part of accumulated other comprehensive income.  Assuming market rates remain constant with the rates at September 30, 2008, approximately $345,000 of the $818,000 loss included in accumulated other comprehensive income is expected to be recognized in earnings as an adjustment to interest expense over the next twelve months.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS, continued

The Company, through certain of its German subsidiaries, has a credit facility with a European bank. In May 2008, the maximum amount of borrowings available under this facility was increased from 10.0 million Euros to 25.0 million Euros ($35.2 million). Outstanding borrowings under the credit facility totaled 22.5 million Euros ($31.7 million) and 8.0 million Euros ($11.3 million) at September 30, 2008 and 2007, respectively.  The weighted-average interest rate on outstanding borrowings under the facility at September 30, 2008 and 2007 was 5.86% and 4.90%, respectively. The facility’s maturity is September 2012.

The Company, through its German subsidiary, Saueressig, has several loans with various European banks.  At September 30, 2008, outstanding borrowings under these loans totaled 11.6 million Euros ($16.3 million).  The weighted-average interest rate on outstanding borrowings of Saueressig at September 30, 2008 was 5.79%.

The Company, through its wholly-owned subsidiary Matthews International S.p.A., has several loans with various Italian banks.  Outstanding borrowings on these loans totaled 15.3 million Euros ($21.6 million) and 5.1 million Euros ($7.3 million) at September 30, 2008 and 2007, respectively.  Matthews International S.p.A. also has three lines of credit totaling 8.4 million Euros ($11.8 million) with the same Italian banks.  Outstanding borrowings on these lines were 2.3 million Euros ($3.3 million) and 1.4 million Euros ($2.0 million) at September 30, 2008 and 2007, respectively.  The weighted-average interest rate on outstanding Matthews International S.p.A. borrowings at September 30, 2008 and 2007 was 3.88% and 3.26%, respectively.

The Company has a stock repurchase program, which was initiated in 1996.  As of September 30, 2008, the Company's Board of Directors had authorized the repurchase of a total of 12,500,000 shares of Matthews’ common stock under the program, of which 11,483,006 shares had been repurchased as of September 30, 2008.  The buy-back program is designed to increase shareholder value, enlarge the Company's holdings of its common stock, and add to earnings per share.  Repurchased shares may be retained in treasury, utilized for acquisitions, or reissued to employees or other purchasers, subject to the restrictions of the Company’s Restated Articles of Incorporation.

Consolidated working capital was $141.4 million at September 30, 2008, compared to $143.1 million and $105.6 million at September 30, 2007 and 2006, respectively.  Working capital at September 30, 2008 reflected the impact of the Company’s working capital management initiatives, primarily in the Casket segment, partially offset by the impact of the acquisition of Saueressig.  Working capital at September 30, 2007 reflected higher levels of inventories resulting primarily from the Casket segment’s expansion of its distribution capabilities.  Cash and cash equivalents were $50.7 million at September 30, 2008, compared to $44.0 million and $29.7 million at September 30, 2007 and 2006, respectively.  The Company's current ratio at September 30, 2008 was 1.9, compared to 2.2 and 1.8 at September 30, 2007 and 2006, respectively.

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

At September 30, 2008, an accrual of approximately $8.2 million had been recorded for environmental remediation (of which $861,000 was classified in other current liabilities), representing management's best estimate of the probable and reasonably estimable costs of the Company's known remediation obligations.  The accrual, which reflects previously established reserves assumed with the acquisition of York and additional reserves recorded as a purchase accounting adjustment, does not consider the effects of inflation and anticipated expenditures are not discounted to their present value.  Changes in the accrued environmental remediation obligation from the prior fiscal year reflect payments charged against the accrual.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS, continued

While final resolution of these contingencies could result in costs different than current accruals, management believes the ultimate outcome will not have a significant effect on the Company's consolidated results of operations or financial position.

ACQUISITIONS:

Fiscal 2008:

Acquisition spending, net of cash acquired, during the year ended September 30, 2008 totaled $98.1 million, and primarily included the following:

In September 2008, the Company acquired the remaining 20% interest in S+T Gesellschaft fur Reprotechnik GmbH (“S+T GmbH”).  The Company had acquired a 50% interest in S+T GmbH in 1998 and a 30% interest in 2005.

In May 2008, the Company acquired a 78% interest in Saueressig.  Saueressig is headquartered in Vreden, Germany and has its principal manufacturing operations in Germany, Poland and the United Kingdom.  The transaction was structured as an asset purchase with a preliminary purchase price of approximately 54.8 million Euros ($91.2 million).  The cash portion of the transaction was funded principally through borrowings under the Company’s existing credit facilities. In addition, the Company entered into an option agreement related to the remaining 22% interest in Saueressig. The acquisition is designed to expand Matthews’ products and services in the global graphics imaging market.

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

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS, continued

In February 2006, the Company acquired The Doyle Group, a provider of reprographic services to the packaging industry, located in Oakland, California.  The transaction was structured as an asset purchase, and was intended to expand the Company’s graphics business in the Western United States.

In September 2005, the Company acquired an additional 30% interest in S+T GmbH which was paid in October 2005.  The Company had acquired a 50% interest in S+T GmbH in 1998.

DISPOSITION:

In August 2007, the Company sold its marketing consultancy business. The transaction resulted in a pre-tax gain of $1.3 million, which was recorded as a reduction in administrative expenses in the Company’s Consolidated Statement of Income.

FORWARD-LOOKING INFORMATION:

The Company’s objective with respect to operating performance is to increase annual earnings per share in the range of 12% to 15% over the long term.  For the past ten fiscal years, the Company has achieved an average annual increase in earnings per share of 14.7%.

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

Significant factors expected to impact fiscal 2009 results include the recent acceleration of the slowdown in the U.S. and global economies, which the Company believes has unfavorably affected sales in both the Memorialization and Brand Solutions businesses in the fiscal 2009 first quarter.  There has also been continued volatility in commodity costs, such as bronze, steel and fuel.  Additionally, the recent strengthening in the U.S. dollar will unfavorably impact fiscal 2009 reported results for the Company’s overseas operations, when compared to fiscal 2008.

With these challenges, each of the Company’s segments continues to work to increase productivity.  Operating margins are expected to grow further in the Casket segment as this business continues to look to improve its distribution and manufacturing infrastructure.  The Merchandising Solutions segment is also expected to grow operating margins further as a result of recent profitability initiatives.  In addition, the Company’s most recent acquisition, Saueressig, is projected to contribute to improved results in fiscal 2009.  Lastly, the Bronze segment is planning to consolidate certain production operations to better utilize the capacity in this business and increase productivity.  These consolidation activities are expected to result in some special charges during fiscal 2009.

The challenges in the current market environment are expected to have a negative impact on operating results, especially in the near term.  The Company’s results for the fiscal 2009 first quarter are projected to be lower than the first quarter of fiscal 2008.  At present, the Company is hopeful that conditions will improve as the fiscal year progresses and, as a result, is targeting earnings per share for fiscal 2009 in the range of $2.62 to $2.74 (excluding unusual items).  This range represents an increase of approximately 5% to 10% over fiscal 2008, excluding the one-time tax benefit in fiscal 2008.  Finally, assuming market conditions improve, the Company continues to target its long-term growth rate in the range of 12% to 15%.

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

The Company's significant accounting policies are included in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.  Management believes that the application of these policies on a consistent basis enables the Company to provide useful and reliable financial information about the Company's operating results and financial condition.  The following accounting policies involve significant estimates, which were considered critical to the preparation of the Company's consolidated financial statements for the year ended September 30, 2008.

Allowance for Doubtful Accounts:

The allowance for doubtful accounts is based on an evaluation of specific customer accounts for which available facts and circumstances indicate collectibility may be uncertain.  In addition, the allowance includes a reserve for all customers based on historical collection experience.

Long-Lived Assets:

Property, plant and equipment, goodwill and other intangible assets are carried at cost.  Depreciation on property, plant and equipment is computed primarily on the straight-line method over the estimated useful lives of the assets.  Property, plant and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.  Recoverability of assets is determined by evaluating the estimated undiscounted net cash flows of the operations to which the assets relate.  An impairment loss would be recognized when the carrying amount of the assets exceeds the fair value which is based on a discounted cash flow analysis.

Goodwill is not amortized, but is subject to periodic review for impairment.  In general, when the carrying value of a reporting unit exceeds its implied fair value, an impairment loss must be recognized.  For purposes of testing for impairment, the Company uses a combination of valuation techniques, including discounted cash flows.  Intangible assets are amortized over their estimated useful lives, unless such lives are considered to be indefinite.  A significant decline in cash flows generated from these assets may result in a write-down of the carrying values of the related assets.  The Company performed its annual impairment reviews in the second quarters of fiscal 2008, 2007 and 2006 and determined that no adjustments to the carrying values of goodwill or other intangibles were necessary at those times.

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

The Company's principal pension plan maintains a substantial portion of its assets in equity securities in accordance with the investment policy established by the Company’s pension board.  Based on an analysis of the historical performance of the plan's assets and information provided by its independent investment advisor, the Company set the long-term rate of return assumption for these assets at 8.5% at July 31, 2008 for purposes of determining pension cost and funded status under Statement of Financial Accounting Standards (“SFAS”) SFAS No. 87, "Employers' Accounting for Pensions" and SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.”   The Company’s discount rate assumption used in determining the present value of the projected benefit obligation is based upon published indices as of its plan year-end date (July 31).  The discount rate was 7.00%, 6.50% and 6.50% in fiscal 2008, 2007 and 2006, respectively, and was based upon published indices.

Environmental Reserve:

Environmental liabilities are recorded when the Company's obligation is probable and reasonably estimable.  Accruals for losses from environmental remediation obligations do not consider the effects of inflation, and anticipated expenditures are not discounted to their present value.

Revenue Recognition:

Revenues are generally recognized when title and risk of loss pass to the customer, which is typically at the time of product shipment.  For pre-need sales of memorials and vases, revenue is recognized when the memorial has been manufactured to the customer’s specifications (e.g., name and birth date), title has been transferred to the customer and the memorial and vase are placed in storage for future delivery.  A liability has been recorded for the estimated costs of finishing pre-need bronze memorials and vases that have been manufactured and placed in storage prior to July 1, 2003 for future delivery.

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

At September 30, 2008, the Company held 347,056 memorials and 243,223 vases in its storage facilities under the pre-need sales program.

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

LONG-TERM CONTRACTUAL OBLIGATIONS AND COMMITMENTS:

The following table summarizes the Company’s contractual obligations at September 30, 2008, and the effect such obligations are expected to have on its liquidity and cash flows in future periods.

	Payments due in fiscal year:
					After
	Total	2009	2010 to 2011	2012 to 2013	2013
Contractual Cash Obligations:	(Dollar amounts in thousands)
Revolving credit facilities	$204,171	$17,500	$-	$186,671	$-
Notes payable to banks	43,678	12,416	11,869	16,167	3,226
Short-term borrowings	3,266	3,266	-	-	-
Capital lease obligations	2,108	713	1,077	318	-
Non-cancelable operating leases	31,598	9,727	13,624	6,823	1,424
Other	1,327	1,327	-	-	-
Total contractual cash obligations	$286,148	$44,949	$26,570	$209,979	$4,650

A significant portion of the loans included in the table above bear interest at variable rates. At September 30, 2008, the weighted-average interest rate was 4.35% on the Company’s domestic Revolving Credit Facility, 5.86% on the credit facility through the Company’s wholly-owned German subsidiaries, 3.88% on bank loans to the Company’s wholly-owned subsidiary, Matthews International S.p.A., and 5.79% on bank loans to its majority-owned subsidiary, Saueressig.

Benefit payments under the Company’s principal retirement plan are made from plan assets, while benefit payments under the supplemental retirement plan and postretirement benefit plan are funded from the Company’s operating cash. Under IRS regulations, the Company was not required to make any significant contributions to its principal retirement plan in fiscal 2008, however, in fiscal 2008, the Company made contributions of $15.2 million to its principal retirement plan. The Company is not required to make any significant contributions to its principal retirement plan in fiscal 2009.  The Company estimates that benefit payments to participants under its retirement plans (including its supplemental retirement plan) and postretirement benefit payments will be approximately $5.5 million and $1.0 million, respectively, in fiscal 2009.  The amounts are not expected to change materially thereafter.  The Company believes that its current liquidity sources, combined with its operating cash flow and borrowing capacity, will be sufficient to meet its capital needs for the foreseeable future.

In connection with its acquisition of a 78% interest in Saueressig, the Company entered into an option agreement related to the remaining 22% interest.  The option agreement contains certain put and call provisions for the purchase of the remaining 22% interest in future years at a price to be determined by a specified formula based on future operating results of Saueressig.  The Company has recorded an estimate of $28.8 million in “Minority interest and minority interest arrangement” on the September 30, 2008 Consolidated Balance Sheet representing the current estimate of the future purchase price.  The timing of the exercise of the put and call provisions is not presently determinable.

Unrecognized tax benefits are positions taken, or expected to be taken, on an income tax return that may result in additional payments to tax authorities.  If a tax authority agrees with the tax position taken, or expected to be taken, or the applicable statute of limitations expires, then additional payments will not be necessary.  As of September 30, 2008, the Company had unrecognized tax benefits, excluding penalties and interest, of approximately $4.4 million.  The timing of potential future payments related to the unrecognized tax benefits is not presently determinable.

INFLATION:

Except for the significant increases in the cost of bronze ingot and steel (see “Results of Operations”), inflation has not had a material impact on the Company over the past three years nor is it anticipated to have a material impact for the foreseeable future.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS, continued

ACCOUNTING PRONOUNCEMENTS:

In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48") which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Any resulting cumulative effect of applying the provisions of FIN 48 is reported as an adjustment to beginning retained earnings in the period of adoption. The Company adopted FIN 48 as of October 1, 2007 which did not have a material effect on the financial statements.  See Note 11 for additional disclosures related to the adoption of FIN 48.

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

In June 2007, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (EITF 06-11).  EITF 06-11 requires that tax benefits generated by dividends on equity classified non-vested equity shares, non-vested equity share units, and outstanding equity share options be classified as additional paid-in capital and included in a pool of excess tax benefits available to absorb tax deficiencies from share-based payment awards.  EITF 06-11 is effective for years beginning after December 15, 2007 and is to be applied on a prospective basis. The Company is currently evaluating the impact of the adoption of EITF 06-11.

Effective September 30, 2007, the Company adopted the recognition and related disclosure provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”) which amends SFAS No. 87, No. 88, No. 106 and No. 132(R).  SFAS No. 158 requires the Company to measure the plan assets and benefit obligations of defined benefit postretirement plans as of the date of its year-end balance sheet. This provision of the SFAS No. 158 is effective for the Company on
September 30, 2009.  The Company currently measures plan assets and benefit obligations as of July 31 of each year. Upon adoption, this provision is not expected to have a material effect on the financial statements.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”).  SFAS No. 160 amends Accounting Research Bulletin 51 and establishes accounting and reporting standards for the noncontrolling interest in a subsidiary. The Statement requires that consolidated net income reflect the amounts attributable to both the parent and the noncontrolling interest, and also includes additional disclosure requirements. The Statement is effective for fiscal years beginning on or after December 15, 2008 and is to be applied prospectively as of the beginning of the fiscal year in which the Statement is initially applied, except for the presentation and disclosure requirements which shall be applied retrospectively for all periods presented.  Earlier adoption is not permitted.  The Company is currently evaluating the impact of the adoption of SFAS No. 160.

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

ITEM 7.                      MANAGEMENT'S DISCUSSION AND ANALYSIS, continued

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

Interest Rates - The Company’s most significant long-term debt instrument is the domestic Revolving Credit Facility, which bears interest at variable rates based on LIBOR.

The Company has entered into the following interest rate swaps:

Date	Initial Amount	Fixed Interest Rate	Interest Rate Spread at September 30, 2008	Equal Quarterly Payments	Maturity Date
April 2004	$50 million	2.66%	.40%	$2.5 million	April 2009
September 2005	50 million	4.14	.40	3.3 million	April 2009
August 2007	15 million	5.07	.40	-	April 2009
August 2007	10 million	5.07	.40	-	April 2009
September 2007	25 million	4.77	.40	-	September 2012
May 2008	40 million	3.72	.40	-	September 2012

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

The fair value of the interest rate swaps reflected an unrealized loss of $1.3 million ($818,000 after tax) at September 30, 2008 that is included in equity as part of accumulated other comprehensive income.  A decrease of 10% in market interest rates (i.e. a decrease from 5.0% to 4.5%) would result in an increase of approximately $310,000 in the fair value liability of the interest rate swaps.

Commodity Price Risks - In the normal course of business, the Company is exposed to commodity price fluctuations related to the purchases of certain materials and supplies (such as bronze ingot, steel, fuel and wood) used in its manufacturing operations. The Company obtains competitive prices for materials and supplies when available.

Foreign Currency Exchange Rates - The Company is subject to changes in various foreign currency exchange rates, primarily including the Euro, British Pound, Canadian Dollar, Australian Dollar, Swedish Krona, Chinese Yuan and Polish Zloty in the conversion from local currencies to the U.S. dollar of the reported financial position and operating results of its non-U.S. based subsidiaries.  An adverse change (weakening dollar) of 10% in exchange rates would have resulted in a decrease in sales of $25.2 million and a decrease in operating income of $3.1 million for the year ended September 30, 2008.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Description	Pages

Management’s Report to Shareholders	34

Report of Independent Registered Public Accounting Firm	35

Financial Statements:

Consolidated Balance Sheets as of September 30, 2008 and 2007	36-37

Consolidated Statements of Income for the years ended September 30, 2008, 2007 and 2006	38

Consolidated Statements of Shareholders' Equity for the years ended September 30, 2008, 2007 and 2006	39

Consolidated Statements of Cash Flows for the years ended September 30, 2008, 2007 and 2006	40

Notes to Consolidated Financial Statements	41-63

Supplementary Financial Information (unaudited)	64

Financial Statement Schedule – Schedule II-Valuation and Qualifying
Accounts for the years ended September 30, 2008, 2007 and 2006	65

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. In order to evaluate the effectiveness of internal control over financial reporting management has conducted an assessment using the criteria in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s internal controls over financial reporting include those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Saueressig GmbH & Co. KG (“Saueressig”) has been excluded from management’s assessment of internal control over financial reporting as of September 30, 2008, because it was acquired by the Company in a purchase business combination in May 2008.  Saueressig is a 78% owned subsidiary whose total assets and total sales represent approximately 17% and 6%, respectively, of the related consolidated financial statement amounts of the Company as of and for the year ended September 30, 2008.

Based on its assessment, management has concluded that the Company maintained effective internal control over financial reporting as of September 30, 2008, based on criteria in Internal Control – Integrated Framework issued by the COSO. The effectiveness of the Company’s internal control over financial reporting as of September 30, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Management’s Certifications

The certifications of the Company’s Chief Executive Officer and Chief Financial Officer required by the Sarbanes-Oxley Act have been included as Exhibits 31 and 32 in the Company’s Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
   Matthews International Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Matthews International Corporation and its subsidiaries (the “Company”) at September 30, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2008 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 8.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management's Report on Internal Control over Financial Reporting, management has excluded Saueressig GmbH & Co. KG (“Saueressig”) from its assessment of internal control over financial reporting as of September 30, 2008 because it was acquired by the Company in a purchase business combination in May 2008.  We have also excluded Saueressig from our audit of internal control over financial reporting.  Saueressig is a 78% owned subsidiary whose total assets and total revenues represent approximately 17% and 6%, respectively, of the related consolidated financial statement amounts as of and for the year ended September 30, 2008.

/s/ PricewaterhouseCoopers LLP

Pittsburgh, Pennsylvania
November 24, 2008

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
September 30, 2008 and 2007
(Dollar amounts in thousands, except per share data)
              __________

ASSETS	2008	2007
Current assets:
Cash and cash equivalents	$50,667	$44,002
Short-term investments	62	105
Accounts receivable, net of allowance for doubtful accounts of $11,538 and $11,160, respectively	145,288	120,882
Inventories	96,388	93,834
Deferred income taxes	1,271	1,666
Other current assets	9,439	6,025
Total current assets	303,115	266,514

Investments	10,410	12,044

Property, plant and equipment, net	145,738	88,926

Deferred income taxes	17,714	23,311

Other assets	17,754	10,670

Goodwill	359,641	318,298

Other intangible assets, net	59,910	51,306

Total assets	$914,282	$771,069

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS, continued
September 30, 2008 and 2007
(Dollar amounts in thousands, except per share data)
__________

LIABILITIES AND SHAREHOLDERS' EQUITY	2008	2007
Current liabilities:
Long-term debt, current maturities	$35,144	$27,057
Trade accounts payable	26,647	22,859
Accrued compensation	40,188	31,205
Accrued income taxes	12,075	5,792
Other current liabilities	47,656	36,543
Total current liabilities	161,710	123,456

Long-term debt	219,124	142,273

Accrued pension	17,208	23,629

Postretirement benefits	20,918	20,743

Deferred income taxes	10,594	11,799

Environmental reserve	7,382	7,841

Other liabilities and deferred revenue	12,500	9,227
Total liabilities	449,436	338,968

Minority interest and minority interest arrangement	30,891	5,323

Commitments and contingent liabilities

Shareholders' equity:
Class A common stock, $1.00 par value; authorized 70,000,000 shares; 36,333,992 shares issued	36,334	36,334
Preferred stock, $100 par value, authorized 10,000 shares, none issued	-	-
Additional paid-in capital	47,250	41,570
Retained earnings	511,130	467,846
Accumulated other comprehensive income	(2,979)	13,390
Treasury stock, 5,474,514 and 5,276,830 shares, respectively, at cost	(157,780)	(132,362)
Total shareholders' equity	433,955	426,778

Total liabilities and shareholders' equity	$914,282	$771,069

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
for the years ended September 30, 2008, 2007 and 2006
(Dollar amounts in thousands, except per share data)
__________

	2008	2007	2006
Sales	$818,623	$749,352	$715,891
Cost of sales	(495,659)	(468,895)	(443,958)

Gross profit	322,964	280,457	271,933

Selling expense	(82,677)	(71,623)	(70,354)
Administrative expense	(107,335)	(97,010)	(87,695)

Operating profit	132,952	111,824	113,884

Investment income	1,808	2,390	1,420
Interest expense	(10,405)	(8,119)	(6,995)
Other income, net	510	354	70
Minority interest	(3,293)	(2,733)	(2,971)

Income before income taxes	121,572	103,716	105,408

Income taxes	(42,088)	(38,990)	(38,964)

Net income	$79,484	$64,726	$66,444

Earnings per share:
Basic	$2.57	$2.05	$2.08

Diluted	$2.55	$2.04	$2.06

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
for the years ended September 30, 2008, 2007 and 2006
(Dollar amounts in thousands, except per share data)
__________

				Accumulated
				Other
		Additional		Comprehensive
	Common	Paid-in	Retained	Income (Loss)	Treasury
	Stock	Capital	Earnings	(net of tax)	Stock	Total

Balance, September 30, 2005	$36,334	$29,524	$350,311	$(1,359)	$(77,061)	$337,749
Net income	-	-	66,444	-	-	66,444
Minimum pension liability	-	-	-	88	-	88
Translation adjustment	-	-	-	5,688	-	5,688
Fair value of derivatives	-	-	-	(31)	-	(31)
Total comprehensive income						72,189
Stock-based compensation	-	3,865	-	-	-	3,865
Treasury stock transactions:
Purchase of 513,750 shares	-	-	-	-	(17,491)	(17,491)
Issuance of 121,353 shares under stock plans	-	564	-	-	2,101	2,665
Dividends, $.205 per share	-	-	(6,552)	-	-	(6,552)
Balance, September 30, 2006	36,334	33,953	410,203	4,386	(92,451)	392,425
Net income	-	-	64,726	-	-	64,726
Minimum pension liability	-	-	-	2,191	-	2,191
Translation adjustment	-	-	-	16,546	-	16,546
Fair value of derivatives	-	-	-	(740)	-	(740)
Total comprehensive income						82,723
Initial adoption of SFAS No. 158	-	-	-	(8,993)	-	(8,993)
Stock-based compensation	-	3,509	-	-	-	3,509
Treasury stock transactions:
Purchase of 1,366,297 shares	-	-	-	-	(56,526)	(56,526)
Issuance of 789,164 shares under stock plans	-	4,108	-	-	16,615	20,723
Dividends, $.225 per share	-	-	(7,083)	-	-	(7,083)
Balance, September 30, 2007	36,334	41,570	467,846	13,390	(132,362)	426,778
Net income	-	-	79,484	-	-	79,484
Minimum pension liability	-	-	-	(3,049)	-	(3,049)
Translation adjustment	-	-	-	(12,323)	-	(12,323)
Fair value of derivatives	-	-	-	(997)	-	(997)
Total comprehensive income						63,115
Stock-based compensation	-	4,899	-	-	-	4,899
Treasury stock transactions:
Purchase of 981,563 shares	-	-	-	-	(46,189)	(46,189)
Issuance of 649,654 shares under stock plans	-	781	-	-	20,771	21,552
Dividends, $.245 per share	-	-	(7,437)	-	-	(7,437)
Minority interest agreement	-	-	(28,763)	-	-	(28,763)
Balance, September 30, 2008	$36,334	$47,250	$511,130	$(2,979)	$(157,780)	$433,955

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended September 30, 2008, 2007 and 2006
(Dollar amounts in thousands, except per share data)
__________

	2008	2007	2006
Cash flows from operating activities:
Net income	$79,484	$64,726	$66,444
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,935	20,528	21,463
Minority interest	3,293	2,733	2,971
Stock-based compensation expense	4,899	3,509	3,865
Increase (decrease) in deferred taxes	7,270	7,826	(1,885)
Impairment charges	-	-	986
Loss (gain) on dispositions of assets	926	(3,106)	(3,090)
Changes in working capital items	(1,793)	(14,373)	(28,093)
Increase in other assets	(3,653)	(5,113)	(118)
Increase (decrease) in other liabilities	503	(1,225)	(1,205)
(Decrease) increase in pension and postretirement benefit obligations	(11,320)	(907)	5,007
Net cash provided by operating activities	104,544	74,598	66,345
Cash flows from investing activities:
Capital expenditures	(12,053)	(20,649)	(19,397)
Acquisitions, net of cash acquired	(98,070)	(23,784)	(32,278)
Proceeds from dispositions of assets	980	6,859	3,114
Purchases of investment securities	(5,118)	(4,033)	(232)
Proceeds from dispositions of investments	5,537	2,919	15
Net cash used in investing activities	(108,724)	(38,688)	(48,778)
Cash flows from financing activities:
Proceeds from long-term debt	128,269	75,770	45,422
Payments on long-term debt	(85,207)	(58,024)	(47,539)
Purchases of treasury stock	(43,267)	(56,526)	(17,491)
Proceeds from the sale of treasury stock	19,192	16,524	2,028
Tax benefit on exercised stock options	3,134	3,834	637
Dividends	(7,437)	(7,083)	(6,552)
Distributions to minority interests	(1,566)	(1,601)	(5,536)
Net cash provided by (used in) financing activities	13,118	(27,106)	(29,031)
Effect of exchange rate changes on cash	(2,273)	5,478	1,629
Net change in cash and cash equivalents	6,665	14,282	(9,835)
Cash and cash equivalents at beginning of year	44,002	29,720	39,555
Cash and cash equivalents at end of year	$50,667	$44,002	$29,720
Cash paid during the year for:
Interest	$10,574	$8,105	$6,377
Income taxes	32,305	31,470	42,377

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

Foreign Currency:

The functional currency of the Company’s foreign subsidiaries is the local currency.  Balance sheet accounts for foreign subsidiaries are translated into U.S. dollars at exchange rates in effect at the consolidated balance sheet date.  Gains or losses that result from this process are recorded in accumulated other comprehensive income.  The revenue and expense accounts of foreign subsidiaries are translated into U.S. dollars at the average exchange rates that prevailed during the period. Gains and losses from foreign currency transactions are recorded in other income, net.

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

Property, Plant and Equipment:

Property, plant and equipment are carried at cost.  Depreciation is computed primarily on the straight-line method over the estimated useful lives of the assets, which generally range from 10 to 45 years for buildings and 3 to 12 years for machinery and equipment.  Gains or losses from the disposition of assets are reflected in operating profit.  The cost of maintenance and repairs is charged against income as incurred.  Renewals and betterments of a nature considered to extend the useful lives of the assets are capitalized.  Property, plant and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.  Recoverability of assets is determined by evaluating the estimated undiscounted net cash flows of the operations to which the assets relate.  An impairment loss would be recognized when the carrying amount of the assets exceeds the fair value which is based on a discounted cash flow analysis.

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

Revenue Recognition:

Revenues are generally recognized when title and risk of loss pass to the customer, which is typically at the time of product shipment.  For pre-need sales of memorials and vases, revenue is recognized when the memorial has been manufactured to the customer’s specifications (e.g., name and birth date), title has been transferred to the customer and the memorial and vase are placed in storage for future delivery.  A liability has been recorded for the estimated costs of finishing pre-need bronze memorials and vases that have been manufactured and placed in storage prior to July 1, 2003 for future delivery.

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

At September 30, 2008, the Company held 347,056 memorials and 243,223 vases in its storage facilities under the pre-need sales program.

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

Research and Development Expenses:

Research and development costs are expensed as incurred and were approximately $2,100, $2,700 and $2,800 for the years ended September 30, 2008, 2007 and 2006, respectively.

Earnings Per Share:

Basic earnings per share is computed by dividing net income by the average number of common shares outstanding.  Diluted earnings per share is computed using the treasury stock method, which assumes the issuance of common stock for all dilutive securities.

Reclassifications:

Certain reclassifications have been made in the Consolidated Balance Sheets for the prior period to conform to the current period presentation.

3.	INVENTORIES:

Inventories at September 30, 2008 and 2007 consisted of the following:

	2008	2007

Materials and finished goods	$84,925	$86,304
Labor and overhead in process	11,463	7,530
	$96,388	$93,834

4.	INVESTMENTS:

Investment securities are recorded at estimated market value at the consolidated balance sheet date and, except for investments held in a non-revocable trust established to fund benefit payments under the Company’s supplemental retirement plan, are classified as available-for-sale.  Short-term investments consisted principally of corporate obligations with purchased maturities of over three months but less than one year.  The cost of short-term investments approximated market value at September 30, 2008 and 2007.  Investments classified as non-current and available-for-sale consisted of securities of the U.S. government and its agencies and corporate obligations with purchased maturities in the range of one to five years.  Accrued interest on these non-current investment securities was classified with short-term investments.  Investments classified as non-current and trading securities consisted of equity and fixed income mutual funds.

At September 30, 2008 and 2007, non-current investments were as follows:

	2008	2007
Available-for-sale:
U.S. government and its agencies	$-	$1,501
Corporate obligations	-	3,814
Trading securities:
Mutual funds	7,671	4,923
Equity and other investments	2,739	1,806
	$10,410	$12,044

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
(Dollar amounts in thousands, except per share data)
__________

4.           INVESTMENTS, continued:

Non-current investments classified as available-for-sale and trading securities are recorded at market value, which approximated cost at September 30, 2007.  At September 30, 2008, cost exceeded market value of trading securities by approximately $727.

Unrealized gains and losses on available for sale securities, including related deferred taxes, are reflected in accumulated other comprehensive income.  Realized gains and losses are based on the specific identification method and are recorded in investment income.  Realized gains (losses) for fiscal 2008, 2007 and 2006 were not material.  Bond premiums and discounts are amortized on the straight-line method, which does not significantly differ from the interest method.

Equity investments primarily included ownership interests in various entities of less than 20%, which are recorded under the cost method of accounting.

5.	PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment and the related accumulated depreciation at September 30, 2008 and 2007 were as follows:

	2008	2007
Buildings	$74,682	$42,493
Machinery and equipment	203,271	166,183
	277,953	208,676
Less accumulated depreciation	(143,127)	(129,995)
	134,826	78,681
Land	8,455	4,159
Construction in progress	2,457	6,086
	$145,738	$88,926

6.	LONG-TERM DEBT:

Long-term debt at September 30, 2008 and 2007 consisted of the following:

	2008	2007
Revolving credit facilities	$204,171	$159,240
Notes payable to banks	43,678	7,332
Short-term borrowings	3,266	2,068
Other	1,327	-
Capital lease obligations	1,826	690
	254,268	169,330
Less current maturities	(35,144)	(27,057)
	$219,124	$142,273

The Company has a domestic Revolving Credit Facility with a syndicate of financial institutions.  The maximum amount of borrowings available under the facility is $225,000 and the facility’s maturity is September 2012. Borrowings under the facility bear interest at LIBOR plus a factor ranging from .40% to ..80% based on the Company’s leverage ratio.  The leverage ratio is defined as net indebtedness divided by EBITDA (earnings before interest, taxes, depreciation and amortization).  The Company is required to pay an annual commitment fee ranging from .15% to .25% (based on the Company’s leverage ratio) of the unused portion of the facility.   The Revolving Credit Facility requires the Company to maintain certain leverage and interest coverage ratios.  A portion of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
(Dollar amounts in thousands, except per share data)
__________

6.	LONG-TERM DEBT, continued:

the facility (not to exceed $10,000) is available for the issuance of trade and standby letters of credit.  Outstanding borrowings on the Revolving Credit Facility at September 30, 2008 and 2007 were $172,500 and $147,833 respectively.  The weighted-average interest rate on outstanding borrowings at September 30, 2008 and 2007 was 4.35% and 5.08%, respectively.

The Company has entered into the following interest rate swaps:

Date	Initial Amount	Fixed Interest Rate	Interest Rate Spread at September 30, 2008	Equal Quarterly Payments	Maturity Date
April 2004	$50,000	2.66%	.40%	$2,500	April 2009
September 2005	50,000	4.14	.40	3,333	April 2009
August 2007	15,000	5.07	.40	-	April 2009
August 2007	10,000	5.07	.40	-	April 2009
September 2007	25,000	4.77	.40	-	September 2012
May 2008	40,000	3.72	.40	-	September 2012

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

The fair value of the interest rate swaps reflected an unrealized loss of $1,340 ($818 after tax) at September 30, 2008 that is included in shareholders’ equity as part of accumulated other comprehensive income.  Assuming market rates remain constant with the rates at September 30, 2008, approximately $345 of the $818 loss included in accumulated other comprehensive income is expected to be recognized in earnings as an adjustment to interest expense over the next twelve months.

The Company, through certain of its German subsidiaries, has a credit facility with a European bank. In 2008, the maximum amount of borrowings available under this facility was increased from 10.0 million Euros to 25.0 million Euros ($35,190). Outstanding borrowings under the credit facility totaled 22.5 million Euros ($31,671) and 8.0 million Euros ($11,261) at September 30, 2008 and 2007, respectively.  The weighted-average interest rate on outstanding borrowings under this facility at September 30, 2008 and 2007 was 5.86% and 4.90%, respectively.  The facility’s maturity is September 2012.

The Company, through its German subsidiary, Saueressig GmbH & Co. KG (“Saueressig”), has several loans with various European banks.  At September 30, 2008, outstanding borrowings under these loans totaled 11.6 million Euros ($16,330).  The weighted-average interest rate on outstanding borrowings of Saueressig at September 30, 2008 was 5.79%.

The Company, through its wholly-owned subsidiary, Matthews International S.p.A., has several loans with various Italian banks.  Outstanding borrowings on these loans totaled 15.3 million Euros ($21,565) and 5.1 million Euros ($7,300) at September 30, 2008 and 2007, respectively.  Matthews International S.p.A. also has three lines of credit totaling 8.4 million Euros ($11,781) with the same Italian banks.  Outstanding borrowings on these lines were 2.3 million Euros ($3,256) and 1.4 million Euros ($1,980) at September 30, 2008 and 2007, respectively.  The weighted-average interest rate on outstanding Matthews International S.p.A. borrowings at September 30, 2008 and 2007 was 3.88% and 3.26%, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
(Dollar amounts in thousands, except per share data)
__________

6.	LONG-TERM DEBT, continued:

Aggregate maturities of long-term debt, including short-term borrowings and capital leases, follows:

2009	$35,144
2010	7,191
2011	5,616
2012	191,866
2013	11,225
Thereafter	3,226
$254,268

The carrying amounts of the Company's borrowings under its financing arrangements approximated their fair value.

7.	SHAREHOLDERS' EQUITY:

The authorized common stock of the Company consists of 70,000,000 shares of Class A Common Stock, $1 par value.

The Company has a stock repurchase program, which was initiated in 1996.  Under the program, the Company's Board of Directors has authorized the repurchase of a total of 12,500,000 shares of Matthews’ common stock, of which 11,483,006 shares have been repurchased as of September 30, 2008.  The buy-back program is designed to increase shareholder value, enlarge the Company's holdings of its common stock, and add to earnings per share.  Repurchased shares may be retained in treasury, utilized for acquisitions, or reissued to employees or other purchasers, subject to the restrictions of the Company’s Restated Articles of Incorporation.

Comprehensive income consists of net income adjusted for changes, net of any related income tax effect, in cumulative foreign currency translation, the fair value of derivatives, unrealized investment gains and losses and minimum pension liability.

Accumulated other comprehensive income at September 30, 2008 and 2007 consisted of the following:

	2008	2007
Cumulative foreign currency translation	$18,203	$30,526
Fair value of derivatives, net of tax of $522 and $114, respectively	(818)	178
Minimum pension liability, net of tax of $12,789 and $5,091, respectively	(20,364)	(8,321)
Impact of adoption of SFAS No. 158, net of tax of $5,748		(8,993)
	$(2,979)	$13,390

8.	SHARE-BASED PAYMENTS:

The Company maintains a stock incentive plan (the “1992 Incentive Stock Plan”) that provided for grants of stock options, restricted shares and certain other types of stock-based awards.  In February 2008, the Company’s shareholders approved the adoption of a new plan, the 2007 Equity Incentive Plan (the “2007 Plan”), that provides for the grants of stock options, restricted shares, stock-based performance units and certain other types of stock-based awards. Under the 2007 Plan, which has a ten-year term, the maximum number of shares available for grants or awards is an aggregate of 2,200,000.  There will be no further grants under the 1992 Incentive Stock Plan.  At September 30, 2008, there were 2,200,000 shares reserved for future issuance under the 2007 Plan. Both plans are administered by the Compensation Committee of the Board of Directors.

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

For the years ended September 30, 2008, 2007 and 2006, stock-based compensation cost totaled $4,899, $3,509 and $3,865, respectively.  The associated future income tax benefit recognized was $1,911, $1,369 and $1,507 for the years ended September 30, 2008, 2007 and 2006, respectively.

The amount of cash received from the exercise of stock options was $19,192, $16,524 and $2,028, for the years ended September 30, 2008, 2007 and 2006, respectively.  In connection with these exercises, the tax benefits realized by the Company were $5,111, $5,976 and $902 for the years ended September 30, 2008, 2007 and 2006, respectively.

Changes to restricted stock for the year ended September 30, 2008 were as follows:

		Weighted-
		average
		grant-date
	Shares	fair value
Non-vested at September 30, 2007	9,249	$40.56
Granted	133,565	38.83
Vested	(21,953)	38.54
Expired or forfeited	(7,740)	38.56
Non-vested at September 30, 2008	113,121	39.05

As of September 30, 2008, the total unrecognized compensation cost related to unvested restricted stock was $2,509 and is expected to be recognized over a weighted average period of 2.0 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
(Dollar amounts in thousands, except per share data)
__________

8.	SHARE-BASED PAYMENTS, continued:

The transactions for shares under options for the year ended September 30, 2008 were as follows:

			Weighted-
		Weighted-	average	Aggregate
		average	remaining	intrinsic
	Shares	exercise price	contractual term	value
Outstanding, September 30, 2007	2,100,577	$33.60
Granted	-	-
Exercised	(634,107)	28.77
Expired or forfeited	(100,128)	37.39
Outstanding, September 30, 2008	1,366,342	35.56	6.7	$20,738
Exercisable, September 30, 2008	331,474	29.78	5.3	$6,948

The weighted-average grant date fair value of options granted was $12.29 per share in 2007 and $9.47 per share in 2006.  The fair value of shares earned was $4,906, $4,331 and $3,752 during the years ended September 30, 2008, 2007 and 2006, respectively.  The intrinsic value of options (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during the years ended September 30, 2008, 2007 and 2006 was $13,422, $15,336 and $2,411, respectively.

The transactions for non-vested option shares for the year ended September 30, 2008 were as follows:

		Weighted-
		average
		grant-date
	Shares	fair value
Non-vested at September 30, 2007	1,642,201	$10.87
Granted	-	-
Vested	(508,872)	9.64
Expired or forfeited	(98,461)	10.94
Non-vested at September 30, 2008	1,034,868	11.46

As of September 30, 2008, the total unrecognized compensation cost related to non-vested stock options was approximately $2,965.   This cost is expected to be recognized over a weighted-average period of 2.7 years in accordance with the vesting periods of the options.

The fair value of each option and restricted stock grant is estimated on the date of grant using a binomial lattice valuation model.  The following table indicates the assumptions used in estimating fair value of stock options (fiscal 2007 and 2006) and restricted stock (fiscal 2008) for the years ended September 30, 2008, 2007 and 2006.

	Years Ended September 30,
	2008	2007	2006
Expected volatility	24.0%	24.0%	24.0%
Dividend yield	.6%	.6%	.6%
Average risk free interest rate	3.6%	4.7%	4.4%
Average expected term (years):
Restricted shares	2.3	-	-
Stock options	-	6.3	5.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
(Dollar amounts in thousands, except per share data)
__________

8.	SHARE-BASED PAYMENTS, continued:

The risk free interest rate is based on United States Treasury yields at the date of grant. The dividend yield is based on the most recent dividend payment and average stock price over the 12 months prior to the grant date.  Expected volatilities are based on the historical volatility of the Company’s stock price.  The expected term for the years ended September 30, 2007 and 2006 represent an estimate of the period of time options are expected to remain outstanding.   The expected term for the year ended September 30, 2008 represents an estimate of the average period of time for restricted shares to vest.  Separate employee groups and option characteristics are considered separately for valuation purposes.

Under the Company’s Director Fee Plan, directors (except for the Chairman of the Board) who are not also officers of the Company each receive, as an annual retainer fee, either cash or shares of the Company's Class A Common Stock equivalent to $30.  The equivalent amount paid to a non-employee Chairman of the Board is $100. Where the annual retainer fee is provided in shares, each director may elect to be paid these shares on a current basis or have such shares credited to a deferred stock account as phantom stock, with such shares to be paid to the director subsequent to leaving the Board.  Directors may also elect to receive the common stock equivalent of meeting fees credited to a deferred stock account.  The value of deferred shares is recorded in other liabilities.  A total of 37,946 shares had been deferred under the Director Fee Plan at September 30, 2008.  Additionally, directors who are not also officers of the Company each receive an annual stock-based grant (non-statutory stock options, stock appreciation rights and/or restricted shares) with a value of $50.  A total of 22,300 stock options have been granted under the plan.  At September 30, 2008, 17,800 options were outstanding and vested. Additionally, 21,600 shares of restricted stock have been granted under the plan, 15,400 of which were unvested at September 30, 2008.  A total of 300,000 shares have been authorized to be issued under the Director Fee Plan.

9.  EARNINGS PER SHARE:

	2008	2007	2006

Net income	$79,484	$64,726	$66,444

Weighted-average common shares outstanding	30,927,719	31,565,716	31,999,309

Dilutive securities, stock options and restricted stock	230,584	113,900	252,415

Diluted weighted-average common shares outstanding	31,158,303	31,679,616	32,251,724

Basic earnings per share	$2.57	$2.05	$2.08

Diluted earnings per share	$2.55	$2.04	$2.06

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
(Dollar amounts in thousands, except per share data)
__________

10.	PENSION AND OTHER POSTRETIREMENT PLANS:

The Company provides defined benefit pension and other postretirement plans to certain employees. Effective September 30, 2007, the Company adopted the recognition and related disclosure provisions Statement of Financial Accounting Standards (“SFAS”) SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”) which amends SFAS No. 87, No. 88, No. 106 and No. 132(R). The following provides a reconciliation of benefit obligations, plan assets and funded status of the plans as of the Company’s actuarial valuation as of  July 31, 2008:

	Pension		Other Postretirement
	2008	2007	2008	2007
Change in benefit obligation:
Benefit obligation, beginning	$111,543	$104,060	$21,819	$18,267
Service cost	4,107	3,892	585	533
Interest cost	7,042	6,525	1,391	1,188
Assumption changes	(6,970)	-	943	-
Actuarial (gain) loss	(1,608)	1,774	(1,882)	2,944
Benefit payments	(5,483)	(4,708)	(968)	(1,113)
Benefit obligation, ending	108,631	111,543	21,888	21,819

Change in plan assets:
Fair value, beginning	87,040	75,817	-	-
Actual return	(7,511)	9,849	-	-
Benefit payments	(5,483)	(4,708)	(968)	(1,113)
Employer contributions	16,470	6,082	968	1,113
Fair value, ending	90,516	87,040	-	-

Funded status	(18,115)	(24,503)	(21,888)	(21,819)
Unrecognized actuarial loss	29,462	24,296	6,665	7,991
Unrecognized prior service cost	283	311	(2,926)	(4,214)
Net amount recognized	$11,630	$104	$(18,149)	$(18,042)

Amounts recognized in the consolidated balance sheet:
Current liability	$(907)	$(874)	$(970)	$(1,076)
Noncurrent benefit liability	(17,208)	(23,629)	(20,917)	(20,743)
Accumulated other comprehensive income	29,745	24,607	3,738	3,777
Net amount recognized	$11,630	$104	$(18,149)	$(18,042)

Amounts recognized in accumulated
other comprehensive income:
Net actuarial gain/loss	$29,462	$24,296	$6,665	$7,991
Prior service cost	283	311	(2,927)	(4,214)
Net amount recognized	$29,745	$24,607	$3,738	$3,777

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
(Dollar amounts in thousands, except per share data)
__________

10.	PENSION AND OTHER POSTRETIREMENT PLANS, continued:

Based upon actuarial valuations performed as of July 31, 2008 and 2007, the accumulated benefit obligation for the Company’s defined benefit pension plans was $95,703 and $97,283 at September 30, 2008 and 2007, respectively, and the projected benefit obligation for the Company’s defined benefit pension plans was $108,631 and $111,543 at September 30, 2008 and 2007, respectively.  On September 29, 2008 the Company made a contribution of $10,240 to its principal pension plan, the effect of which is not reflected in the aforementioned accumulated benefit obligation or projected benefit obligation at September 30, 2008 as calculated in the July 31, 2008 actuarial valuation. This contribution is reflected as a reduction in accrued pension on the Company’s Consolidated Balance sheet at September 30, 2008.

Net periodic pension and other postretirement benefit cost for the plans included the following:

	Pension			Other Postretirement
	2008	2007	2006	2008	2007	2006

Service cost	$4,107	$3,892	$4,504	$585	$533	$632
Interest cost	7,042	6,525	5,923	1,390	1,188	1,227
Expected return on plan assets	(7,454)	(6,410)	(6,879)	-	-	-
Amortization:
Prior service cost	28	31	(14)	(1,287)	(1,287)	(1,287)
Net actuarial loss	1,220	1,527	1,979	487	288	646
Net benefit cost	$4,943	$5,565	$5,513	$1,175	$722	$1,218

Benefit payments under the Company’s principal retirement plan are made from plan assets, while benefit payments under the supplemental retirement plan and postretirement benefit plan are made from the Company’s operating cash.  Under IRS regulations, the Company was not required to make any significant contributions to its principal retirement plan in fiscal 2008, however, the Company made contributions of $15,240 to its principal retirement plan. The Company is not required to make any significant contributions to its principal retirement plan in fiscal 2009.   Contributions of $776 and $968 were made under the Company’s supplemental retirement plan and postretirement benefit plan, respectively, in fiscal 2008.

Amounts expected to be recognized in net periodic benefit costs in fiscal 2009 include:

		Other
	Pension	Postretirement
	Benefits	Benefits

Net actuarial gain/loss	$1,783	$390
Prior service cost	28	(1,287)

The measurement date of annual actuarial valuations for the Company’s principal retirement and other postretirement benefit plans is July 31, and the weighted-average assumptions for those plans were:

	Pension			Other Postretirement
	2008	2007	2006	2008	2007	2006
Discount rate	7.00%	6.50%	6.50%	7.00%	6.50%	6.50%
Return on plan assets	8.50	9.00	9.00	-	-	-
Compensation increase	4.25	4.25	4.25	-	-	-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
(Dollar amounts in thousands, except per share data)
__________

10.	PENSION AND OTHER POSTRETIREMENT PLANS, continued:

The Company's principal pension plan maintains a substantial portion of its assets in equity securities in accordance with the investment policy established by the Company’s pension board.  Based on an analysis of the historical performance of the plan's assets and information provided by its independent investment advisor, the Company set the long-term rate of return assumption for these assets at 8.5% in 2008 for purposes of determining pension cost and funded status under SFAS No. 158 and No. 87.  The Company’s discount rate assumption used in determining the present value of the projected benefit obligation is based upon published indices.

Benefit payments expected to be paid are as follows:

		Other
	Pension	Postretirement
Year ended September 30:	Benefits	Benefits

2009	$5,476	$970
2010	5,648	1,088
2011	5,863	1,256
2012	6,115	1,337
2013	6,332	1,490
2014-2018	36,651	9,844
	$66,085	$15,985

For measurement purposes, a rate of increase of 10% in the per capita cost of health care benefits was assumed for 2008; the rate was assumed to decrease gradually to 5.0% for 2030 and remain at that level thereafter.  Assumed health care cost trend rates have a significant effect on the amounts reported.  An increase in the assumed health care cost trend rates by one percentage point would have increased the accumulated postretirement benefit obligation as of September 30, 2008 by $1,311 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year then ended by $137.  A decrease in the assumed health care cost trend rates by one percentage point would have decreased the accumulated postretirement benefit obligation as of September 30, 2008 by $1,157 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year then ended by $119.

11.	INCOME TAXES:

The provision for income taxes consisted of the following:

	2008	2007	2006
Current:
Federal	$22,270	$20,941	$28,782
State	4,735	2,762	5,245
Foreign	7,813	7,461	7,087
	34,818	31,164	41,114
Statutory rate changes	(1,882)	-	-
Deferred	9,152	7,826	(2,150)
Total	$42,088	$38,990	$38,964

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
(Dollar amounts in thousands, except per share data)
__________

11.	INCOME TAXES, continued:

	2008	2007
Deferred tax assets:
Postretirement benefits	$8,536	$8,510
Environmental reserve	3,215	3,437
Pension costs	6,271	8,762
Deferred compensation	2,646	2,535
Stock options	3,714	3,825
Other	14,082	14,284
	38,464	41,353
Deferred tax liabilities:
Depreciation	(1,647)	(3,510)
Goodwill	(28,426)	(24,550)
Other	-	(115)
	(30,073)	(28,175)

Net deferred tax asset	$8,391	$13,178

The reconciliation of the federal statutory tax rate to the consolidated effective tax rate was as follows:

	2008	2007	2006
Federal statutory tax rate	35.0%	35.0%	35.0%
Effect of state income taxes, net of federal deduction	3.2	2.2	2.9
Foreign taxes (less than) in excess of federal statutory rate	(0.5)	.5	.4
Changes in statutory tax rates	(1.5)	.0	.0
Other	(1.6)	(0.1)	(1.3)
Effective tax rate	34.6%	37.6%	37.0%

The Company's foreign subsidiaries had income before income taxes for the years ended September 30, 2008, 2007 and 2006 of approximately $24,326, $24,300 and $24,500, respectively.  At September 30, 2008, undistributed earnings of foreign subsidiaries for which deferred U.S. income taxes have not been provided approximated $94,893.

On October 1, 2007, the Company adopted Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes" ("SFAS No. 109").  This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and provides guidance on recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. The adoption of FIN 48 did not have a material effect on the Company's financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
(Dollar amounts in thousands, except per share data)
__________

11.           INCOME TAXES, continued

Changes in the total amount of gross unrecognized tax benefits (excluding penalties and interest) are as follows:

Balance at October 1, 2007	$4,495
Increase for tax positions of prior years	1,047
Decreases for tax positions of prior years	(1,174)
Increases based on tax positions related to the current year	682
Decreases due to settlements with taxing authorities	(225)
Decreases due to lapse of statute of limitation	(455)
Balance at September 30, 2008	$4,370

The Company had unrecognized tax benefits of $4,370 and $4,495 at September 30, 2008 and September 30, 2007, respectively, all of which, if recorded, would impact the annual effective tax rate.  It is reasonably possible that the amount of unrecognized tax benefits could change by approximately $654 in the next 12 months primarily due to expiration of statutes related to specific tax positions.

The Company classifies interest and penalties on tax uncertainties as a component of the provision for income taxes. For Fiscal 2008, the Company included a net reduction of $88 in interest and penalties as a component of the provision for income taxes. Total penalties and interest accrued were $2,774 and $2,862 at September 30, 2008 and September 30, 2007, respectively.  These accruals may potentially be applicable in the event of an unfavorable outcome of uncertain tax positions.

The Company is currently under examination in several tax jurisdictions and remains subject to examination until the status of limitation expires for those tax jurisdictions.  As of September 30, 2008, the tax years that remain subject to examination by major jurisdiction generally are:

United States - Federal	2007 and forward
United States - State	2005 and forward
Canada	2004 and forward
Europe	2002 and forward
United Kingdom	2007 and forward
Australia	2004 and forward

12.	COMMITMENTS AND CONTINGENT LIABILITIES:

The Company operates various production, warehouse and office facilities and equipment under operating lease agreements.  Annual rentals under these and other operating leases were $16,938, $15,621 and $13,747 in fiscal 2008, 2007 and 2006, respectively.  Future minimum rental commitments under non-cancelable operating lease arrangements for fiscal years 2009 through 2013 are $9,727, $7,446, $6,177, $4,719 and $2,104, respectively, and $1,424 thereafter.

The Company is party to various legal proceedings, the eventual outcome of which are not predictable.  Although the ultimate disposition of these proceedings is not presently determinable, management is of the opinion that they should not result in liabilities in an amount which would materially affect the Company’s consolidated financial position, results of operations or cash flows.

The Company has employment agreements with certain employees, the terms of which expire at various dates between 2009 and 2013.  The agreements generally provide for base salary and bonus levels and include non-compete provisions.  The aggregate commitment for salaries under these agreements at September 30, 2008 was $9,226.

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

At September 30, 2008, an accrual of $8,243 had been recorded for environmental remediation (of which $861 was classified in other current liabilities), representing management's best estimate of the probable and reasonably estimable costs of the Company's known remediation obligations.  The accrual, which reflects previously established reserves assumed with the acquisition of York and additional reserves recorded as a purchase accounting adjustment, does not consider the effects of inflation and anticipated expenditures are not discounted to their present value.  While final resolution of these contingencies could result in costs different than current accruals, management believes the ultimate outcome will not have a significant effect on the Company's consolidated results of operations or financial position.

14.	SUPPLEMENTAL CASH FLOW INFORMATION:

Changes in working capital items as presented in the Consolidated Statements of Cash Flows consisted of the following:

	2008	2007	2006
Current assets:
Accounts receivable	$(6,677)	$1,502	$(4,110)
Inventories	9,361	(2,135)	(10,860)
Other current assets	(1,729)	(2,567)	518
	955	(3,200)	(14,452)
Current liabilities:
Trade accounts payable	(1,418)	1,064	(9,765)
Accrued compensation	6,314	(2,411)	50
Accrued income taxes	4,601	(3,644)	(2,410)
Customer prepayments	(2,397)	514	(674)
Other current liabilities	(9,848)	(6,696)	(842)
	(2,748)	(11,173)	(13,641)
Net change	$(1,793)	$(14,373)	$(28,093)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
(Dollar amounts in thousands, except per share data)
__________

15.	SEGMENT INFORMATION:

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

Information about the Company's segments follows:

	Memorialization			Brand Solutions
				Graphics	Marking	Merchandising
	Bronze	Casket	Cremation	Imaging	Products	Solutions	Other	Consolidated

Sales to external customers:
2008	$243,063	$219,792	$26,665	$203,703	$60,031	$65,369	$-	$818,623
2007	229,850	210,673	25,166	146,049	57,450	80,164	-	749,352
2006	218,004	200,950	25,976	140,886	52,272	77,803	-	715,891

Intersegment sales:
2008	213	542	3,883	30	32	45	-	4,745
2007	208	220	2,594	13	41	41	-	3,117
2006	151	301	1,048	1	36	105	-	1,642

Depreciation and amortization:
2008	3,182	7,840	179	9,716	691	2,433	894	24,935
2007	3,707	6,680	164	5,431	630	2,896	1,020	20,528
2006	4,411	6,581	221	6,015	482	2,760	993	21,463

Operating profit:
2008	71,576	23,339	5,474	18,617	9,137	4,809	-	132,952
2007	66,298	11,801	3,631	14,439	9,931	5,724	-	111,824
2006	65,049	16,971	3,372	16,554	9,066	2,872	-	113,884

Total assets:
2008	168,050	264,607	11,990	339,308	48,514	56,714	25,099	914,282
2007	158,666	280,598	11,910	180,987	42,851	59,436	36,621	771,069
2006	149,593	258,224	11,452	157,677	31,477	65,860	41,807	716,090

Capital expenditures:
2008	1,369	1,672	130	6,158	365	489	1,870	12,053
2007	3,557	5,811	170	3,850	545	6,426	290	20,649
2006	2,101	7,217	38	3,730	592	5,391	328	19,397

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
(Dollar amounts in thousands, except per share data)
__________

15.	SEGMENT INFORMATION, continued:

Information about the Company's operations by geographic area follows:

	United States	Mexico	Canada	Europe	Australia	China	Consolidated

Sales to external customers:
2008	$562,991	$-	$14,122	$221,378	$11,801	$8,331	$818,623
2007	563,594	-	14,475	158,651	9,969	2,663	749,352
2006	550,254	-	13,520	143,706	8,411	-	715,891

Long-lived assets:
2008	304,614	5,588	469	247,310	2,673	4,635	565,289
2007	312,694	6,377	504	131,786	3,066	4,103	458,530
2006	300,502	6,785	2,544	118,797	2,561	-	431,189

16.	ACQUISITIONS:

Fiscal 2008:

Acquisition spending, net of cash acquired, during the year ended September 30, 2008 totaled $98,070, and primarily included the following:

In September 2008, the Company acquired the remaining 20% interest in S+T Gesellschaft fur Reprotechnik GmbH (“S+T GmbH”).  The Company had acquired a 50% interest in S+T GmbH in 1998 and a 30% interest in 2005.

In May 2008, the Company acquired a 78% interest in Saueressig.  Saueressig is headquartered in Vreden, Germany and has its principal manufacturing operations in Germany, Poland and the United Kingdom.  The transaction was structured as an asset purchase with a preliminary purchase price of approximately 58.4 million Euros ($91,248). The cash portion of the transaction was funded principally through borrowings under the Company’s existing credit facilities.  The acquisition is designed to expand Matthews’ products and services in the global graphics imaging market.

In addition, the Company entered into an option agreement related to the remaining 22% interest in Saueressig.  The option agreement contains certain put and call provisions for the purchase of the remaining 22% interest in future years at a price to be determined by a specified formula based on future operating results of Saueressig.  The Company has accounted for this agreement under Emerging Issues Task Force Abstract Topic No. D-98 (“EITF D-98”).  In accordance with EITF D-98, the initial carrying value of minority interest was adjusted to the estimated future purchase price (“Redemption Value”) of the minority interest, with a corresponding charge to retained earnings. For subsequent periods, the carrying value of minority interest reflected on the Company’s balance sheet will be adjusted for changes in Redemption Value, with a corresponding adjustment to retained earnings.  Under EITF D-98, to the extent Redemption Value in future periods is less than or greater than the estimated fair value of the minority interest, income available to common shareholders in the determination of earnings per share will increase or decrease, respectively, by such amount.  However, income available to common shareholders will only increase to the extent that a decrease was previously recognized.  In any case, net income will not be affected by such amounts. At September 30, 2008, Redemption Value was equal to fair value, and there was no impact on income available to common shareholders.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
(Dollar amounts in thousands, except per share data)
__________

16.	ACQUISITIONS, continued:

The Company has made an assessment of the fair value in all material respects of the assets acquired and liabilities assumed in the Saueressig acquisition.  Operating results of the acquired business have been included in the consolidated statement of income from the acquisition date forward.

The following table summarizes the fair value of major assets and liabilities of Saueressig at the date of acquisition.

Cash	$504
Trade receivables	22,362
Inventory	11,925
Other current assets	1,061
Property, plant and equipment	76,653
Goodwill	41,866
Intangible assets	14,737
Other assets	3,581
Total assets acquired	172,689

Trade accounts payable	4,925
Debt	49,161
Other liabilities	24,660
Minority interest	2,695
Total liabilities assumed	81,441

Net assets acquired	$91,248

The estimated fair value of the acquired intangible assets of Saueressig include trade names with an assigned value of $3,130, customer relationships with an assigned value of $10,609, and technology and non-compete values of approximately $998.  The intangible assets will be amortized between 2 and 20 years.

The following unaudited pro-forma information presents a summary of the consolidated results of Matthews combined with Saueressig as if the acquisition had occurred on October 1, 2006:

	2008	2007
Sales	$932,213	$875,068
Income before income taxes	121,572	105,796
Net income	79,484	66,935
Earnings per share	$2.56	$2.11

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

In February 2006, the Company acquired The Doyle Group (“Doyle”), a provider of reprographic services to the packaging industry, located in Oakland, California.  The transaction was structured as an asset purchase, and was intended to expand the Company’s graphics business in the Western United States.

In September 2005, the Company acquired an additional 30% interest in S+T GmbH which was paid in October 2005. The Company had acquired a 50% interest in S+T GmbH in 1998.

Matthews has accounted for these acquisitions using the purchase method and, accordingly, recorded the acquired assets and liabilities at their estimated fair values at the acquisition dates.  The excess of the purchase price over the estimated fair value of the net assets acquired was recorded as goodwill.

17.           DISPOSITION:

In August 2007, the Company sold its marketing consultancy business. The transaction resulted in a pre-tax gain of $1,322, which was recorded as a reduction in administrative expenses in the Consolidated Statement of Income.

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

The Company performed its annual impairment reviews in the second quarters of fiscal 2008 and fiscal 2007 and determined that no adjustments to the carrying values of goodwill or other indefinite lived intangibles were necessary.  Changes to goodwill, net of accumulated amortization, during the years ended September 30, 2008 and 2007, follow.

				Graphics	Marking	Merchandising
	Bronze	Casket	Cremation	Imaging	Products	Solutions	Consolidated

Balance at September 30, 2006	$74,178	$115,982	$6,536	$86,269	$5,213	$9,947	$298,125
Additions	-	4,573	-	885	3,550	-	9,008
Dispositions	-	-	-	-	-	(809)	(809)
Translation and adjustments	3,197	-	-	8,478	299	-	11,974
Balance at September 30, 2007	77,375	120,555	6,536	95,632	9,062	9,138	318,298
Additions	-	882	-	41,865	151	-	42,898
Dispositions	-	-	-	(160)	-	-	(160)
Translation and adjustments	(588)	-	-	(1,183)	376	-	(1,395)
Balance at September 30, 2008	$76,787	$121,437	$6,536	$136,154	$9,589	$9,138	$359,641

In 2008, the addition to Graphics relates to the purchase of a 78% interest in Saueressig which is expected to be deductible for tax purposes, and the remaining 20% interest in S+T GmbH. The additions to Casket goodwill during fiscal 2008 related primarily to additional consideration paid in accordance with the purchase agreement with Royal.

In fiscal 2007, the additions to Casket relate primarily to additional consideration paid in accordance with the acquisition of Royal and the purchase of certain Yorktowne assets. The additions to Graphics Imaging goodwill relate to the additional consideration paid in accordance with the purchase agreement related to a European Graphics business. The addition to Marking Products goodwill related to the purchase of a 60% interest in Kenuohua.  The reduction in goodwill in Merchandising Solutions relates to the disposition of its marketing consultancy business during the year.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
(Dollar amounts in thousands, except per share data)
__________

18.           GOODWILL AND OTHER INTANGIBLE ASSETS, continued:

The following tables summarize the carrying amounts and related accumulated amortization for intangible assets as of September 30, 2008 and 2007, respectively.

	Carrying	Accumulated
	Amount	Amortization	Net
September 30, 2008:
Trade names	$25,109	$- *	$25,109
Trade names	2,822	(145)	2,677
Customer relationships	34,477	(5,720)	28,757
Copyrights/patents/other	7,885	(4,518)	3,367
	$70,293	$(10,383)	$59,910

September 30, 2007:
Trade names	$26,140	$- *	$26,140
Customer relationships	25,215	(3,977)	21,238
Copyrights/patents/other	7,382	(3,454)	3,928
	$58,737	$(7,431)	$51,306
* Not subject to amortization

The increase in intangible assets during fiscal 2008 was due to the acquisition of Saueressig.  The increase in intangible assets during fiscal 2007 was due to the addition of intellectual property in the Bronze and Marking Products segments, the purchase of certain assets by the Casket segment and the impact of fluctuations in foreign currency exchange rates on intangible assets denominated in foreign currencies, offset by additional amortization.

Amortization expense on intangible assets was $3,536, $2,129, and $2,216 in fiscal 2008, 2007 and 2006, respectively.   Fiscal year amortization expense is estimated to be $3,822 in 2009, $3,018 in 2010, $2,842 in 2011, $2,424 in 2012, and $2,281 in 2013.

19.	ACCOUNTING PRONOUNCEMENTS:

In June 2006, the FASB issued FIN 48 which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Any resulting cumulative effect of applying the provisions of FIN 48 is reported as an adjustment to beginning retained earnings in the period of adoption. The Company adopted FIN 48 as of October 1, 2007 which did not have a material effect on the financial statements.  See Note 11 for additional disclosures related to the adoption of FIN 48.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
(Dollar amounts in thousands, except per share data)
__________

19.           ACCOUNTING PRONOUNCEMENTS, continued:

In June 2007, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (EITF 06-11).  EITF 06-11 requires that tax benefits generated by dividends on equity classified non-vested equity shares, non-vested equity share units, and outstanding equity share options be classified as additional paid-in capital and included in a pool of excess tax benefits available to absorb tax deficiencies from share-based payment awards.  EITF 06-11 is effective for years beginning after December 15, 2007 and is to be applied on a prospective basis. The Company is currently evaluating the impact of the adoption of EITF 06-11.

Effective September 30, 2007, the Company adopted the recognition and related disclosure provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”) which amends SFAS No. 87, No. 88, No. 106 and No. 132(R).  SFAS No. 158 also requires the Company to measure the plan assets and benefit obligations of defined benefit postretirement plans as of the date of its year-end balance sheet. This provision of the SFAS No. 158 is effective for the Company on September 30, 2009.  The Company currently measures plan assets and benefit obligations as of July 31 of each year. Upon adoption, this provision is not expected to have a material effect on the financial statements.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”).  SFAS No. 160 amends Accounting Research Bulletin 51 and establishes accounting and reporting standards for the noncontrolling interest in a subsidiary. The Statement requires that consolidated net income reflect the amounts attributable to both the parent and the noncontrolling interest, and also includes additional disclosure requirements. The Statement is effective for fiscal years beginning on or after December 15, 2008 and is to be applied prospectively as of the beginning of the fiscal year in which the Statement is initially applied, except for the presentation and disclosure requirements which shall be applied retrospectively for all periods presented.  Earlier adoption is not permitted.  The Company is currently evaluating the impact of the adoption of SFAS No. 160.

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

SUPPLEMENTARY FINANCIAL INFORMATION

Selected Quarterly Financial Data (Unaudited):

The following table sets forth certain items included in the Company's unaudited consolidated financial statements for each quarter of fiscal 2008 and fiscal 2007.

	Quarter Ended
	December 31	March 31	June 30	September 30	Year Ended September 30
	(Dollar amounts in thousands, except per share data)
FISCAL YEAR 2008:

Sales	$182,348	$197,827	$219,270	$219,178	$818,623

Gross profit	71,988	80,234	86,919	83,823	322,964

Operating profit	26,778	34,392	36,734	35,048	132,952

Net income	17,431	20,283	21,378	20,392	79,484

Earnings per share	$.56	$.65	$.69	$.66	$2.55

FISCAL YEAR 2007:

Sales	$175,424	$202,979	$185,477	$185,472	$749,352

Gross profit	64,934	74,207	69,418	71,898	280,457

Operating profit	24,184	31,645	21,129	34,866	111,824

Net income	13,971	18,501	12,029	20,225	64,726

Earnings per share	$.44	$.58	$.38	$.64	$2.04

FINANCIAL STATEMENT SCHEDULE

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at		Charged to
	beginning of	Charged to	other		Balance at
Description	period	expense	accounts (1)	Deductions(2)	end of period

Allowance for Doubtful Accounts:
Fiscal Year Ended:
September 30, 2008	$11,160	$1,712	$885	$(2,219)	$11,538
September 30, 2007	10,829	335	209	(213)	11,160
September 30, 2006	10,547	474	890	(1,082)	10,829

(1)	Amount comprised principally of acquisitions and purchase accounting adjustments in connection with acquisitions.
(2)	Amounts determined not to be collectible, net of recoveries.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no changes in accountants or disagreements on accounting or financial disclosure between the Company and PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, for the fiscal years ended September 30, 2008, 2007 and 2006.

ITEM 9A.  CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures.

The Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are designed to provide reasonable assurance that information required to be disclosed in our reports filed under that Act (the “Exchange Act”), such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the rules of the Securities and Exchange Commission. These disclosure controls and procedures also are designed to provide reasonable assurance that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Management, under the supervision and with the participation of our Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures in effect as of September 30, 2008. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2008, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that material information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, and that such information is recorded, summarized and properly reported within the appropriate time period, relating to the Company and its consolidated subsidiaries, required to be included in the Exchange Act reports, including this Annual Report on Form 10-K.

(b) Management’s Report on Internal Control over Financial Reporting.

Management’s Report on Internal Control over Financial Reporting is included in Management’s Report to Shareholders in Item 8 of this Annual Report on Form 10-K.

(c) Attestation Report of the Registered Public Accounting Firm.

The Company’s internal control over financial reporting as of September 30, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 of this Annual Report on Form 10-K.

(d) Changes in Internal Control over Financial Reporting.

There have been no changes in the Company’s internal controls over financial reporting that occurred during the fourth fiscal quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART III

ITEM 10. DIRECTORS, OFFICERS and EXECUTIVE MANAGEMENT OF THE REGISTRANT.

In addition to the information reported in Part I of this Form 10-K, under the caption “Officers and Executive Management of the Registrant”, the information required by this item as to the directors of the Company is hereby incorporated by reference from the information appearing under the captions “Proposal No. 1 – Elections of Directors”, “General Information Regarding Corporate Governance – Audit Committee” and “Compliance with Section 16(a) of the Exchange Act” in the Company’s definitive proxy statement, which involves the election of the directors and is to be filed with the Securities and Exchange Commission pursuant to the Exchange Act of 1934, as amended, within 120 days of the end of the Company’s fiscal year ended September 30, 2008.

The Company’s Code of Ethics Applicable to Executive Management is set forth in Exhibit 14.1 hereto.

ITEM 11.  EXECUTIVE COMPENSATION.

The information required by this item as to the compensation of directors and executive management of the Company is hereby incorporated by reference from the information appearing under the captions “Executive Compensation and Retirement Benefits” and “Compensation of Directors” in the Company’s definitive proxy statement which involves the election of directors and is to be filed with the Commission pursuant to the Exchange Act, within 120 days of the end of the Company’s fiscal year ended September 30, 2008.  The information contained in the “Compensation Committee Report” is specifically not incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by this item as to the ownership by management and others of securities of the Company is hereby incorporated by reference from the information appearing under the caption “Stock Ownership” in the Company’s definitive proxy statement which involves the election of directors and is to be filed with the Commission pursuant to the Exchange Act, within 120 days of the end of the Company’s fiscal year ended September 30, 2008.

Equity Compensation Plans:

The Company maintains a stock incentive plan (the “1992 Incentive Stock Plan”) that provided for grants of stock options, restricted shares and certain other types of stock-based awards.  In February 2008, the Company’s shareholders approved the adoption of a new plan, the 2007 Equity Incentive Plan (the “2007 Plan”), that provides for the grants of stock options, restricted shares, stock-based performance units and certain other types of stock-based awards. Under the 2007 Plan, which has a ten-year term, the maximum number of shares available for grants or awards is an aggregate of 2,200,000.  There will be no further grants under the 1992 Incentive Stock Plan.  At September 30, 2008, there were 2,200,000 shares reserved for future issuance under the 2007 Plan. Both plans are administered by the Compensation Committee of the Board of Directors.

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

ITEM 12.                      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, continued

Under the Company’s Director Fee Plan, directors (except for the Chairman of the Board) who are not also officers of the Company each receive, as an annual retainer fee, either cash or shares of the Company's Class A Common Stock equivalent to $30,000.  The annual retainer fee has been increased to $60,000 in fiscal 2009. The equivalent amount paid to a non-employee Chairman of the Board is $100,000. Where the annual retainer fee is provided in shares, each director may elect to be paid these shares on a current basis or have such shares credited to a deferred stock account as phantom stock, with such shares to be paid to the director subsequent to leaving the Board.  Directors may also elect to receive the common stock equivalent of meeting fees credited to a deferred stock account.  The value of deferred shares is recorded in other liabilities.  A total of 37,946 shares had been deferred under the Director Fee Plan at September 30, 2008.  Additionally, directors who are not also officers of the Company each receive an annual stock-based grant (non-statutory stock options, stock appreciation rights and/or restricted shares) with a value of $50,000.  The value of the annual stock-based grant has been increased to $70,000 in 2009. A total of 22,300 stock options have been granted under the plan.  At September 30, 2008, 17,800 options were outstanding and vested. Additionally, 21,600 shares of restricted stock have been granted under the plan, 15,400 of which were unvested at September 30, 2008.  A total of 300,000 shares have been authorized to be issued under the Director Fee Plan.

The following table provides information about grants under the Company's equity compensation plans as of September 30, 2008:

Equity Compensation Plan Information
Number of securities
remaining available
for future issuance
	Number of securities	Weighted-average	under equity
	to be issued upon	exercise price	compensation plans
	exercise of	of outstanding	(excluding
	outstanding options,	options, warrants	securities reflected
Plan category	warrants and rights	and rights	in column (a))
	(a)	(b)	(c)
Equity compensation plans
approved by security holders:
1992 Stock Incentive Plan	1,366,342	$35.56	- (1)
2007 Equity Incentive Plan	-	-	2,200,000 (2)
Employee Stock Purchase Plan	-	-	1,714,884 (3)
Director Fee Plan	55,746	35.13	172,598 (4)
Equity compensation plans not approved by security holders	None	None	None
Total	1,422,088	$33.61	4,087,482

(1)	As a result of the approval of the 2007 Equity Incentive Plan, no further grants or awards will be made under the 1992 Incentive Stock Plan.
(2)
The 2007 Equity Incentive Plan was approved in February 2008.  The Plan provides for the grant or award of stock options, restricted shares, stock-based performance units and certain other types of stock based awards, with a maximum of 2,200,000 shares available for grants or awards. As of September 30, 2008 no shares have been granted under the 2007 Equity Incentive Plan.

(3)
Shares under the Employee Stock Purchase Plan (the “Plan”) are purchased in the open market by employees at the fair market value of the Company’s stock.  The Company provides a matching contribution of 10% of such purchases subject to certain limitations under the Plan.  As the Plan is an open market purchase plan, it does not have a dilutive effect.

(4)	Shares of restricted stock may be issued under the Director Fee Plan. The maximum number of shares authorized to be issued under the Director Fee Plan is 300,000 shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this item as to certain relationships and transactions with management and other related parties of the Company is hereby incorporated by reference from the information appearing under the captions “Proposal No. 1 – Election of Directors” and “Certain Transactions” in the Company’s definitive proxy statement, which involves the election of directors and is to be filed with the Commission pursuant to the Exchange Act, within 120 days of the end of the Company’s fiscal year ended September 30, 2008.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item as to the fees billed and the services provided by the principal accounting firm of the Company is hereby incorporated by reference from the information appearing under the caption “Relationship with Independent Registered Public Accounting Firm” in the Company’s definitive proxy statement, which involves the election of directors and is to be filed with the Commission pursuant to  the Exchange Act within 120 days of the end of the Company’s fiscal year ended September 30, 2008.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) 1.  Financial Statements:

The following items are included in Part II, Item 8:

Pages
Management’s Report to Shareholders	34

Report of Independent Registered Public Accounting Firm	35

Consolidated Balance Sheets as of September 30, 2008 and 2007	36-37

Consolidated Statements of Income for the years ended September 30, 2008, 2007 and 2006	38

Consolidated Statements of Shareholders' Equity for the years ended September 30, 2008, 2007 and 2006	39

Consolidated Statements of Cash Flows for the years ended September 30, 2008, 2007 and 2006	40

Notes to Consolidated Financial Statements	41-63

Supplementary Financial Information (unaudited)	64

2.	Financial Statement Schedules:

Schedule II - Valuation and Qualifying Accounts is included on page 65 in Part II, Item 8 of this Annual Report on Form 10-K.

3.	Exhibits Filed:

The index to exhibits is on pages 72-74.

(b)	Reports on Form 8-K:

On July 29, 2008 Matthews filed a Current Report on Form 8-K under Item 2 in connection with a press release announcing its earnings for the third fiscal quarter of 2008.

On July 29, 2008 Matthews filed a Current Report on Form 8-K under Item 5.02 in connection with a press release announcing the election of Katherine E. Dietze to the Board of Directors

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 25, 2008.

MATTHEWS INTERNATIONAL CORPORATION
(Registrant)

By	/s/Joseph C. Bartolacci
Joseph C. Bartolacci
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on November 25, 2008:

/s/Joseph C. Bartolacci	/s/Steven F. Nicola
Joseph C. Bartolacci	Steven F. Nicola
President and Chief Executive Officer	Chief Financial Officer, Secretary
(Principal Executive Officer)	and Treasurer (Principal Financial
and Accounting Officer)

/s/William J. Stallkamp	/s/Robert G. Neubert
William J. Stallkamp, Chairman of the Board	Robert G. Neubert, Director

/s/David J. DeCarlo	/s/John P. O'Leary, Jr.
David J. DeCarlo, Director	John P. O'Leary, Jr., Director

/s/ Katherine E. Dietze	/s/Martin Schlatter
Katherine E. Dietze, Director	Martin Schlatter, Director

/s/Glenn R. Mahone	/s/John D. Turner
Glenn R. Mahone, Director	John D. Turner, Director

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
EXHIBITS
INDEX
__________

The following Exhibits to this report are filed herewith or, if marked with an asterisk (*), are incorporated by reference.  Exhibits marked with an "a" represent a management contract or compensatory plan, contract or arrangement required to be filed by Item 601(b)(10)(iii) of Regulation S-K.

Exhibit No.	Description	Prior Filing or Sequential Page Numbers Herein

3.1	Restated Articles of Incorporation *	Exhibit Number 3.1 to Form 10-K for the year ended September 30, 1994

3.2	Restated By-laws *	Exhibit Number 99.1 to Form 8-K dated October 18, 2007

4.1 a	Form of Revised Option Agreement of Repurchase (effective October 1, 1993) *	Exhibit Number 4.5 to Form 10-K for the year ended September 30, 1993

4.2	Form of Share Certificate for Class A Common Stock *	Exhibit Number 4.9 to Form 10-K for the year ended September 30, 1994

10.1	Revolving Credit Facility *	Exhibit Number 10.1 to Form 10-K for the year ended September 30, 2001

10.2	First Amendment to Revolving Credit Facility*	Exhibit Number 10.1 to Form 10-Q for the quarter ended March 31, 2004

10.3	Second Amendment to Revolving Credit Facility *	Exhibit Number 10.1 to Form 10-Q for the quarter ended December 31, 2004

10.4	Third Amendment to Revolving Credit Facility*	Exhibit Number 10.4 to Form 10-K for the year ended September 30, 2007

10.5 a	Supplemental Retirement Plan*	Exhibit Number 10.4 to Form 10-K for the year ended September 30, 2006

10.6 a	1992 Stock Incentive Plan (as amended through April 25, 2006) *	Exhibit Number 10.1 to Form 10-Q for the quarter ended March 31, 2006

10.7 a	Form of Stock Option Agreement	Filed Herewith

10.8 a	Form of Restricted Stock Agreement	Filed Herewith

10.9 a	1994 Director Fee Plan (as amended through November 13, 2008)	Filed Herewith

10.10 a	1994 Employee Stock Purchase Plan *	Exhibit Number 10.2 to Form 10-Q for the quarter ended March 31, 1995

INDEX, Continued
_______

Exhibit No.	Description	Prior Filing or Sequential Page Numbers Herein

10.11 a	2007 Equity Incentive Plan (as amended through September 26, 2008)	Filed Herewith

10.12
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
Exhibit Number 10.1 to Form 8-K dated on July 14, 2005

10.14	Sale and Purchase Agreement by and among Mr. Jorg Christian Saueressig, Mr. Karl Wilhelm Saueressig, Mr. Jakob Heinrich Saueressig, Mr. Reinhart Zech Von Hymen and Matthews International Corporation*	Exhibit Number 10.1 to Form 8-K dated May 12, 2008

10.15	Option Agreement between Mr. Kilian Saueressig and Matthews International Corporation (English translation)*	Exhibit Number 10.1 to Form 10-Q for the quarter ended June 30, 2008

14.1	Form of Code of Ethics Applicable to Executive Management *	Exhibit Number 14.1 to Form 10-K for the year ended September 30, 2004

21	Subsidiaries of the Registrant	Filed Herewith

23	Consent of Independent Registered Public Accounting Firm	Filed Herewith

31.1	Certification of Principal Executive Officer for Joseph C. Bartolacci	Filed Herewith

31.2	Certification of Principal Financial Officer for Steven F. Nicola	Filed Herewith

INDEX, Continued
_______
Exhibit No.	Description	Prior Filing or Sequential Page Numbers Herein

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Joseph C. Bartolacci	Filed Herewith

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Steven F. Nicola	Filed Herewith

Copies of any Exhibits will be furnished to shareholders upon written request.  Requests should be directed to Mr. Steven F. Nicola, Chief Financial Officer, Secretary and Treasurer of the Registrant.