Form 10-Q
period 2008-12-31
MATTHEWS INTERNATIONAL CORP
filed 2009-02-04
CIK 63296

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Quarterly Period Ended December 31, 2008

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

As of January 31, 2009, shares of common stock outstanding were:

Class A Common Stock 30,851,981 shares

PART I - FINANCIAL INFORMATION
MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands, except per share data)

	December 31, 2008		September 30, 2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents		$53,151		$50,667
Short-term investments		62		62
Accounts receivable, net		122,280		145,288
Inventories		102,661		96,388
Deferred income taxes		1,234		1,271
Other current assets		10,522		9,439

Total current assets		289,910		303,115

Investments		12,048		10,410
Property, plant and equipment: Cost	281,264		288,865
Less accumulated depreciation	(147,207)		(143,127)
		134,057		145,738
Deferred income taxes		20,735		17,714
Other assets		18,633		17,754
Goodwill		365,156		359,641
Other intangible assets, net		56,831		59,910

Total assets		$897,370		$914,282

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Long-term debt, current maturities		$24,608		$35,144
Accounts payable		24,487		26,647
Accrued compensation		27,969		40,188
Accrued income taxes		14,984		12,075
Other current liabilities		42,068		47,656

Total current liabilities		134,116		161,710

Long-term debt		247,113		219,124
Accrued pension		18,617		17,208
Postretirement benefits		21,530		20,918
Deferred income taxes		10,513		10,594
Environmental reserve		7,103		7,382
Other liabilities and deferred revenue		16,317		12,500
Total liabilities		455,309		449,436

Minority interest and minority interest arrangement		28,236		30,891

Shareholders' equity:
Common stock	36,334		36,334
Additional paid in capital	43,963		47,250
Retained earnings	519,531		511,130
Accumulated other comprehensive income	(17,322)		(2,979)
Treasury stock, at cost	(168,681)		(157,780)
		413,825		433,955

Total liabilities and shareholders' equity		$897,370		$914,282

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollar amounts in thousands, except per share data)

	Three Months Ended
	December 31,
	2008	2007

Sales	$191,286	$182,348
Cost of sales	(123,434)	(110,360)

Gross profit	67,852	71,988

Selling and administrative expenses	(47,773)	(45,210)

Operating profit	20,079	26,778

Investment income (loss)	(388)	512
Interest expense	(3,264)	(2,144)
Other income (deductions), net	(110)	245
Minority interest	13	(552)

Income before income taxes	16,330	24,839

Income taxes	(5,041)	(7,408)

Net income	$11,289	$17,431

Earnings per share:
Basic	$.37	$.56

Diluted	$.37	$.56

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollar amounts in thousands, except per share data)

	Three Months Ended
	December 31,
	2008	2007

Cash flows from operating activities:
Net income	$11,289	$17,431
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,951	5,043
Loss on investments	777	100
Loss (gain) on sale of assets	59	(77)
Minority interest	(13)	552
Stock-based compensation expense	1,336	1,115
Change in deferred taxes	(616)	(2,027)
Changes in working capital items	153	10,257
Increase in other assets	(899)	(1,988)
(Decrease) increase in other liabilities	(485)	442
Increase in pension and postretirement benefits	1,084	645

Net cash provided by operating activities	19,636	31,493

Cash flows from investing activities:
Capital expenditures	(3,087)	(2,130)
Proceeds from sale of assets	108	254
Acquisitions, net of cash acquired	(21)	-
Proceeds from sale of investments	65	-
Purchases of investments	(2,606)	(1,673)

Net cash used in investing activities	(5,541)	(3,549)

Cash flows from financing activities:
Proceeds from long-term debt	32,161	8,889
Payments on long-term debt	(16,157)	(15,200)
Proceeds from the sale of treasury stock	255	713
Purchases of treasury stock	(19,268)	(4,318)
Tax benefit of exercised stock options	58	84
Dividends	(2,127)	(1,864)
Distributions to minority interests	(2,291)	(1,022)

Net cash used in financing activities	(7,369)	(12,718)

Effect of exchange rate changes on cash	(4,242)	175

Net increase in cash and cash equivalents	$2,484	$15,401

Non-cash investing and financing activities:
Acquisition of equipment under capital lease	$2,068	-

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008
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

The Company has manufacturing and marketing facilities in the United States, Mexico, Canada, Europe, Australia and China.

Note 2.   Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information for commercial and industrial companies and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three months ended December 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2008.  The consolidated financial statements include all domestic and foreign subsidiaries in which the Company maintains an ownership interest and has operating control.  All intercompany accounts and transactions have been eliminated.

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

Reclassifications:

Certain reclassifications have been made in the Consolidated Statements of Cash Flows for the prior period to conform to the current period presentation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Dollar amounts in thousands, except per share data)

Note 3.   Fair Value Measurements

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”, (“SFAS No. 157”) for its financial assets and liabilities effective October 1, 2008. SFAS 157-2 extended the effective date for nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008. The Company is evaluating the potential impact of SFAS No. 157, as it relates to pension plan assets, nonfinancial assets and liabilities on the consolidated financial statements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 establishes a three level fair value hierarchy to prioritize the inputs used in valuations, as defined below:

Level 1:                      Observable inputs that reflect unadjusted quoted prices for identical assets or liabilities in active markets.

Level 2:                      Inputs other than quoted prices included within level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3:                      Unobservable inputs for the asset or liability.

As of December 31, 2008, the fair values of the Company’s assets and liabilities measured on a recurring basis are categorized as follows:

	Level 1	Level 2	Level 3	Total
Assets:
Short term investments	$62	-	-	$62
Trading securities	9,518	-	-	9,518
Total assets at fair value	$9,580	-	-	$9,580

Liabilities:	-	$-	-	$-
Derivatives, net of tax of $2,903 (1)	-	4,541	-	4,541
Total liabilities at fair value	-	$4,541	-	$4,541

(1) Interest rate swaps are valued based on observable market swap rates and are classified within Level 2 of the fair value hierarchy.

Note 4.   Inventories

Inventories consisted of the following:

	December 31, 2008	September 30, 2008

Materials and finished goods	$90,591	$84,925
Labor and overhead in process	12,070	11,463
	$102,661	$96,388

Note 5.   Debt

The Company has a domestic Revolving Credit Facility with a syndicate of financial institutions.  The maximum amount of borrowings available under the facility is $225,000 and the facility’s maturity is September 2012. Borrowings under the facility bear interest at LIBOR plus a factor ranging from .40% to ..80% based on the Company’s leverage ratio.  The leverage ratio is defined as net indebtedness divided by EBITDA (earnings before interest, taxes, depreciation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Dollar amounts in thousands, except per share data)

Note 5.   Debt  (continued)

and amortization).  The Company is required to pay an annual commitment fee ranging from .15% to .25% (based on the Company’s leverage ratio) of the unused portion of the facility.   The Revolving Credit Facility requires the Company to maintain certain leverage and interest coverage ratios.  A portion of the facility (not to exceed $10,000) is available for the issuance of trade and standby letters of credit.  Outstanding borrowings on the Revolving Credit Facility at December 31, 2008 were $196,667.  The weighted-average interest rate on outstanding borrowings at December 31, 2008 and 2007 was 3.87% and 4.98%, respectively.

The Company has entered into the following interest rate swaps:

Date	Initial Amount	Fixed Interest Rate	Interest Rate Spread at December 31, 2008	Equal Quarterly Payments	Maturity Date
April 2004	$50,000	2.66%	.60%	$2,500	April 2009
September 2005	50,000	4.14	.60	3,333	April 2009
August 2007	15,000	5.07	.60	-	April 2009
August 2007	10,000	5.07	.60	-	April 2009
September 2007	25,000	4.77	.60	-	September 2012
May 2008	40,000	3.72	.60	-	September 2012
October 2008	20,000	3.21	.60	-	October 2010
October 2008	20,000	3.46	.60	-	October 2011

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

The fair value of the interest rate swaps reflected an unrealized loss of $7,444 ($4,541 after tax) at December 31, 2008 that is included in shareholders’ equity as part of accumulated other comprehensive income.  Assuming market rates remain constant with the rates at December 31, 2008, approximately $1,624 of the $4,541 loss included in accumulated other comprehensive income is expected to be recognized in earnings as an adjustment to interest expense over the next twelve months.

The Company, through certain of its German subsidiaries, has a credit facility with a European bank.  The maximum amount of borrowings available under this facility was 25.0 million Euros ($34,923).  Outstanding borrowings under the credit facility totaled 21.5 million Euros ($30,033) at December 31, 2008.  The weighted-average interest rate on outstanding borrowings under this facility at December 31, 2008 and 2007 was 5.14% and 5.06%, respectively.

The Company, through its German subsidiary, Saueressig GmbH & Co. KG (“Saueressig”), has several loans with various European banks.  At December 31, 2008, outstanding borrowings under these loans totaled 11.5 million Euros ($16,001).  The weighted-average interest rate on outstanding borrowings of Saueressig at December 31, 2008 was 5.78%.

The Company, through its wholly-owned subsidiary, Matthews International S.p.A., has several loans with various Italian banks.  Outstanding borrowings on these loans totaled 14.5 million Euros ($20,294) at December 31, 2008.  Matthews International S.p.A. also has three lines of credit totaling 8.4 million Euros ($11,692) with the same Italian banks.  Outstanding borrowings on these lines were 2.5 million Euros ($3,504) at December 31, 2008.  The weighted-average interest rate on outstanding Matthews International S.p.A. borrowings at December 31, 2008 and 2007 was 3.87% and 3.26%, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Dollar amounts in thousands, except per share data)

Note 6.   Comprehensive Income

Comprehensive income consists of net income adjusted for changes, net of the related income tax effect, in cumulative foreign currency translation, the fair value of derivatives, unrealized investment gains and losses and pension and postretirement liabilities. For the three months ended December 31, 2008 comprehensive income/loss was a loss of $3,053, compared to income of $17,286 for the three months ended December 31, 2007.  The fiscal 2009 first quarter comprehensive loss primarily reflected the increase in the unrealized loss on the derivative contracts and the change in cumulative translation adjustment.

Note 7.   Share-Based Payments

The Company maintains a stock incentive plan (the “1992 Incentive Stock Plan”) that provided for grants of stock options, restricted shares and certain other types of stock-based awards.  In February 2008, the Company’s shareholders approved the adoption of a new plan, the 2007 Equity Incentive Plan (the “2007 Plan”), that provides for the grants of stock options, restricted shares, stock-based performance units and certain other types of stock-based awards. Under the 2007 Plan, which has a ten-year term, the maximum number of shares available for grants or awards is an aggregate of 2,200,000.  There will be no further grants under the 1992 Incentive Stock Plan.  At December 31, 2008, there were 2,045,391 shares reserved for future issuance under the 2007 Plan. Both plans are administered by the Compensation Committee of the Board of Directors.

The option price for each stock option granted under either plan may not be less than the fair market value of the Company's common stock on the date of grant.  Outstanding stock options are generally exercisable in one-third increments upon the attainment of 10%, 33% and 60% appreciation in the market value of the Company’s Class A Common Stock.  In addition, options generally vest in one-third increments after three, four and five years, respectively, from the grant date (but, in any event, not until the attainment of the market value thresholds).  The options expire on the earlier of ten years from the date of grant, upon employment termination, or within specified time limits following voluntary employment termination (with the consent of the Company), retirement or death.  The Company generally settles employee stock option exercises with treasury shares.  With respect to outstanding restricted share grants, generally one-half of the shares vest on the third anniversary of the grant.  The remaining one-half of the shares vest in one-third increments upon attainment of 10%, 25% and 40% appreciation in the market value of the Company’s Class A Common Stock. Additionally, restricted shares granted in fiscal 2009 cannot vest until the first anniversary of the grant date.  Unvested restricted shares generally expire on the earlier of five years from the date of grant, upon employment termination, or within specified time limits following voluntary employment termination (with the consent of the Company), retirement or death.  The Company issues restricted shares from treasury shares.

For the three-month periods ended December 31, 2008 and 2007, total stock-based compensation cost totaled $1,336 and $1,115, respectively.  The associated future income tax benefit recognized was $521 and $435 for the three-month periods ended December 31, 2008 and 2007, respectively.

For the three-month periods ended December 31, 2008 and 2007, the amount of cash received from the exercise of stock options was $255 and $713, respectively.  In connection with these exercises, the tax benefits realized by the Company for the three-month periods ended December 31, 2008 and 2007 were $99 and $170, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Dollar amounts in thousands, except per share data)

Note 7.   Share-Based Payments (continued)

Changes to restricted stock for the three months ended December 31, 2008 were as follows:

		Weighted-
		average
		grant-date
	Shares	fair value
Non-vested at September 30, 2008	113,121	$39.05
Granted	154,609	36.64
Vested	(900)	43.72
Expired or forfeited	-	-
Non-vested at December 31, 2008	266,830	37.64

As of December 31, 2008, the total unrecognized compensation cost related to unvested restricted stock was $6,777 and is expected to be recognized over a weighted average period of 2.1 years.

The transactions for shares under options for the quarter ended December 31, 2008 were as follows:

			Weighted-
		Weighted-	average	Aggregate
		average	remaining	intrinsic
	Shares	exercise price	contractual term	value
Outstanding, September 30, 2008	1,366,342	$35.56
Granted	-	-
Exercised	(12,200)	20.93
Expired or forfeited	-	-
Outstanding, December 31, 2008	1,354,142	$35.69	6.4	$1,335
Exercisable, December 31, 2008	590,525	$32.05	5.5	$2,729

The fair value of shares earned during the three-month periods ended December 31, 2008 and 2007 was $2,726 and $2,954, respectively.  The intrinsic value of options (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during the three-month periods ended December 31, 2008 and 2007 was $265 and $482, respectively.

The transactions for non-vested options for the quarter ended December 31, 2008 were as follows:

		Weighted-average
		grant-date
Non-vested shares:	Shares	fair value
Non-vested at September 30, 2008	1,034,868	$11.46
Granted	-	-
Vested	(271,251)	10.05
Expired or forfeited	-	-
Non-vested at December 31, 2008	763,617	$11.96

As of December 31, 2008 the total unrecognized compensation cost related to non-vested stock options was approximately $2,447. This cost is expected to be recognized over a weighted-average period of 2.5 years in accordance with the vesting periods of the options.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Dollar amounts in thousands, except per share data)

Note 7.   Share-Based Payments (continued)

The fair value of each restricted stock grant is estimated on the date of grant using a binomial lattice valuation model.  The following table indicates the assumptions used in estimating fair value of restricted stock for the quarters ended December 31, 2008 and 2007.

	Three Months Ended
	December 31,
	2008	2007
Expected volatility	27.0%	24.0%
Dividend yield	.6%	.6%
Average risk free interest rate	2.4%	3.6%
Average expected term (years)	2.3	2.3

The risk free interest rate is based on United States Treasury yields at the date of grant. The dividend yield is based on the most recent dividend payment and average stock price over the 12 months prior to the grant date.  Expected volatilities are based on the historical volatility of the Company’s stock price.  The expected term represents an estimate of the average period of time for restricted shares to vest.  Separate employee groups and option characteristics are considered separately for valuation purposes.

Under the Company’s Director Fee Plan, directors who are not also officers of the Company each receive, as an annual retainer fee, either cash or shares of the Company's Class A Common Stock equivalent to $60.  An additional annual retainer fee of $70 is paid to a non-employee Chairman of the Board. Where the annual retainer fee is provided in shares, each director may elect to be paid these shares on a current basis or have such shares credited to a deferred stock account as phantom stock, with such shares to be paid to the director subsequent to leaving the Board.  The value of deferred shares is recorded in other liabilities.  A total of 37,946 shares had been deferred under the Director Fee Plan at December 31, 2008.  Additionally, prior to fiscal 2009 directors who are not also officers of the Company each receive an annual stock-based grant (non-statutory stock options, stock appreciation rights and/or restricted shares) with a value of $50. In fiscal 2009 the value of the stock-based grant is $70. A total of 22,300 stock options have been granted under the plan.  At December 31, 2008, 17,800 options were outstanding and vested. Additionally, 21,600 shares of restricted stock have been granted under the plan, 15,400 of which were unvested at December 31, 2008.  A total of 300,000 shares have been authorized to be issued under the Director Fee Plan.

Note 8.   Earnings Per Share

	Three Months Ended
	December 31,
	2008	2007

Net income	$11,289	$17,431

Weighted-average common shares outstanding	30,482,249	30,998,879
Dilutive securities, primarily stock options	71,822	152,946
Diluted weighted-average common shares outstanding	30,554,071	31,151,825

Basic earnings per share	$.37	$.56
Diluted earnings per share	$.37	$.56

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Dollar amounts in thousands, except per share data)

Note 9.   Pension and Other Postretirement Benefit Plans

The Company provides defined benefit pension and other postretirement plans to certain employees. Net periodic pension and other postretirement benefit cost for the plans included the following:

	Pension		Other Postretirement
Three months ended December 31,	2008	2007	2008	2007

Service cost	$856	$1,016	$143	$146
Interest cost	1,868	1,744	386	348
Expected return on plan assets	(1,900)	(1,836)	-	-
Amortization:
Prior service cost	(9)	4	(322)	(322)
Net actuarial loss	456	317	71	122

Net benefit cost	$1,271	$1,245	$278	$294

Benefit payments under the Company’s principal retirement plan are made from plan assets, while benefit payments under the postretirement benefit plan are made from the Company’s operating funds.  Under IRS regulations, the Company is not required to make any significant contributions to its principal retirement plan in fiscal year 2009.  As of December 31, 2008, contributions of $229 and $236 have been made under the supplemental retirement plan and postretirement plan, respectively.  The Company currently anticipates contributing an additional $678 and $734 under the supplemental retirement plan and postretirement plan, respectively, for the remainder of fiscal 2009.

On October 1, 2008, the Company adopted the measurement provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”). The measurement date for the Company’s pension and postretirement plans was changed from July 31 to September 30.  Accordingly, an additional pension liability of $577 and postretirement liability of $125, net of tax, was recorded as of December 31, 2008 to recognize the additional expense through September 30, with a corresponding adjustment to retained earnings.

Note 10.   Income Taxes

Income tax provisions for the Company’s interim periods are based on the effective income tax rate expected to be applicable for the full year. The Company's effective tax rate for the three months ended December 31, 2008 was 30.9%, compared to 29.8% for the first quarter of fiscal 2008. The first quarter of fiscal 2009 included a one-time reduction in income tax expense of $936 to reflect the Company’s ability to utilize a European tax loss carryover.  The first quarter of fiscal 2008 included a reduction in net deferred tax liabilities of $1,900 to reflect the enactment of lower statutory income tax rates in certain European countries.  The difference between the Company's fiscal 2009 first quarter effective tax rate and the Federal statutory rate of 35.0% primarily reflected the impact of state and foreign income taxes.

The Company had unrecognized tax benefits (excluding penalties and interest) of $4,320 and $4,370 on December 31, 2008 and September 30, 2008, respectively, all of which, if recorded, would impact the 2009 annual effective tax rate.  It is reasonably possible that the amount of unrecognized tax benefits could change by approximately $880 in the next 12 months primarily due to tax examinations and the expiration of statutes related to specific tax positions.

The Company classifies interest and penalties on tax uncertainties as a component of the provision for income taxes. The Company included $146 in interest and penalties in the provision for income taxes for the first quarter of fiscal 2009. Total penalties and interest accrued were $2,920 and $2,774 at December 31, 2008 and September 30, 2008, respectively.  These accruals may potentially be applicable in the event of an unfavorable outcome of uncertain tax positions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Dollar amounts in thousands, except per share data)

Note 10.   Income Taxes (continued)

The Company is currently under examination in several tax jurisdictions and remains subject to examination until the statute of limitations expires for those tax jurisdictions.  As of December 31, 2008, the tax years that remain subject to examination by major jurisdiction generally are:

United States – Federal	2007 and forward
United States – State	2005 and forward
Canada	2004 and forward
Europe	2002 and forward
United Kingdom	2006 and forward
Australia	2004 and forward

Note 11.   Segment Information

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

Information about the Company's segments follows:

	Three Months Ended
	December 31,
	2008	2007
Sales to external customers:
Memorialization:
Bronze	$49,734	$54,166
Casket	52,599	55,776
Cremation	6,283	6,384
	108,616	116,326
Brand Solutions:
Graphics Imaging	57,194	34,995
Marking Products	11,585	14,707
Merchandising Solutions	13,891	16,320
	82,670	66,022

	$191,286	$182,348

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Dollar amounts in thousands, except per share data)

Note 11.   Segment Information (continued):

	Three Months Ended
	December 31,
	2008	2007
Operating profit:
Memorialization:
Bronze	$9,260	$12,969
Casket	6,401	7,026
Cremation	813	1,047
	16,474	21,042
Brand Solutions:
Graphics Imaging	2,635	2,742
Marking Products	671	1,426
Merchandising Solutions	299	1,568
	3,605	5,736

	$20,079	$26,778

Note 12.   Acquisitions

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

In addition, the Company entered into an option agreement related to the remaining 22% interest in Saueressig.  The option agreement contains certain put and call provisions for the purchase of the remaining 22% interest in future years at a price to be determined by a specified formula based on future operating results of Saueressig.  The Company has accounted for this agreement under Emerging Issues Task Force Abstract Topic No. D-98 (“EITF D-98”).  In accordance with EITF D-98, the initial carrying value of minority interest was adjusted to the estimated future purchase price (“Redemption Value”) of the minority interest, with a corresponding charge to retained earnings. For subsequent periods, the carrying value of minority interest reflected on the Company’s balance sheet will be adjusted for changes in Redemption Value, with a corresponding adjustment to retained earnings.  Under EITF D-98, to the extent Redemption Value in future periods is less than or greater than the estimated fair value of the minority interest, income available to common shareholders in the determination of earnings per share will increase or decrease, respectively, by such amount.  However, income available to common shareholders will only increase to the extent that a decrease was previously recognized.  In any case, net income will not be affected by such amounts. At December 31, 2008, Redemption Value was equal to fair value, and there was no impact on income available to common shareholders.

The Company has made a preliminary  assessment of the fair value of the assets acquired and liabilities assumed in the Saueressig acquisition.  Operating results of the acquired business have been included in the consolidated statement of income from the acquisition date forward.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Dollar amounts in thousands, except per share data)

Note 12.   Acquisitions (continued)

The following table summarizes the fair value of major assets and liabilities of Saueressig at the date of acquisition.

Cash	$504
Trade receivables	22,362
Inventory	11,925
Other current assets	1,061
Property, plant and equipment	65,775
Goodwill	53,502
Intangible assets	14,287
Other assets	3,581
Total assets acquired	172,997

Trade accounts payable	5,292
Debt	49,161
Other liabilities	24,660
Minority interest	2,636
Total liabilities assumed	81,749

Net assets acquired	$91,248

The fair value of the acquired intangible assets of Saueressig include trade names with an assigned value of $1,705, customer relationships with an assigned value of $11,582, and technology and non-compete values of approximately $1,000.  The intangible assets will be amortized between 2 and 19 years.

The following unaudited pro-forma information presents a summary of the consolidated results of Matthews combined with Saueressig as if the acquisition had occurred on October 1, 2007:

	Three Months Ended
	December 31,
	2008	2007
Sales	$191,286	$216,214
Income before income taxes	16,330	24,818
Net income	11,289	17,106
Earnings per share	$.37	$.55

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

Changes to goodwill, net of accumulated amortization, for the three months ended December 31, 2008, were as follows:

				Graphics	Marking	Merchandising
	Bronze	Casket	Cremation	Imaging	Products	Solutions	Consolidated

Balance at September 30, 2008	$76,787	$121,437	$6,536	$136,154	$9,589	$9,138	$359,641
Additions during period	-	-	-	11,657	-	-	11,657
Dispositions	-	-	-	-	-	-	-
Translation and other adjustments	(435)	-	-	(5,722)	15	-	(6,142)
Balance at December 31, 2008	$76,352	$121,437	$6,536	$142,089	$9,604	$9,138	$365,156

The addition to Graphics goodwill during the first quarter of fiscal 2009 represents the effect of an adjustment to the valuation of intangibles in connection with the Saueressig acquisition.

The following tables summarize the carrying amounts and related accumulated amortization for intangible assets as of December 31, 2008 and September 30, 2008, respectively.

	Carrying	Accumulated
	Amount	Amortization	Net
December 31, 2008:
Trade names	$23,885	$- *	$23,885
Trade names	1,525	(249)	1,276
Customer relationships	34,920	(6,203)	28,717
Copyrights/patents/other	7,405	(4,452)	2,953
	$67,735	$(10,904)	$56,831

September 30, 2008:
Trade names	$25,109	$- *	$25,109
Trade names	2,822	(145)	2,677
Customer relationships	34,477	(5,720)	28,757
Copyrights/patents/other	7,885	(4,518)	3,367
	$70,293	$(10,383)	$59,910
* Not subject to amortization

The decrease in intangible assets during fiscal 2009 was due to an adjustment of the valuation of intangibles in connection with the Saueressig acquisition, the impact of foreign currency fluctuations during the period and additional amortization.  The increase in intangible assets during fiscal 2008 was due to the acquisition of Saueressig.

Amortization expense on intangible assets was $1,063 and $743 for the three-month periods ended December 31, 2008 and 2007, respectively.  The remaining amortization expense is estimated to be $3,092 in 2009, $3,271 in 2010, $2,938 in 2011, $2,530 in 2012 and $2,285 in 2013.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Dollar amounts in thousands, except per share data)

Note 14.   Accounting Pronouncements

The Company adopted Emerging Issues Task Force (EITF) Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (EITF 06-11) on October 1, 2008.  EITF 06-11 requires that tax benefits generated by dividends on equity classified non-vested equity shares, non-vested equity share units, and outstanding equity share options be classified as additional paid-in capital and included in a pool of excess tax benefits available to absorb tax deficiencies from share-based payment awards.  The adoption had no material impact on the Company’s financial position or results of operations.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement:

The following discussion should be read in conjunction with the consolidated financial statements of Matthews International Corporation (“Matthews” or the “Company”) and related notes thereto included in this Quarterly Report on Form 10-Q and the Company's Annual Report on Form 10-K for the year ended September 30, 2008.  Any forward-looking statements contained herein are included pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements involve known and unknown risks and uncertainties that may cause the Company's actual results in future periods to be materially different from management's expectations.  Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove correct.  Factors that could cause the Company's results to differ materially from the results discussed in such forward-looking statements principally include changes in domestic or international economic conditions, changes in foreign currency exchange rates, changes in the cost of materials used in the manufacture of the Company’s products, changes in death rates, changes in product demand or pricing as a result of consolidation in the industries in which the Company operates, changes in product demand or pricing as a result of domestic or international competitive pressures, unknown risks in connection with the Company's acquisitions, and technological factors beyond the Company's control.  In addition, although the Company does not have any customers that would be considered individually significant to consolidated sales, changes in the distribution of the Company’s products or the potential loss of one or more of the Company’s larger customers are also considered risk factors.

Results of Operations:

The following table sets forth certain income statement data of the Company expressed as a percentage of net sales for the periods indicated.

	Three months ended		Years ended
	December 31,		September 30,
	2008	2007	2008	2007
Sales	100.0%	100.0%	100.0%	100.0%
Gross profit	35.5%	39.5%	39.5%	37.4%
Operating profit	10.5%	14.7%	16.2%	14.9%
Income before taxes	8.5%	13.6%	14.9%	13.8%
Net income	5.9%	9.6%	9.7%	8.6%

Sales for the quarter ended December 31, 2008 were $191.3 million, compared to $182.3 million for the three months ended December 31, 2007.  The increase reflected the acquisition of a 78% interest in Saueressig GmbH & Co. KG (“Saueressig”) in May 2008, offset by lower sales in the Company’s other operations, which was principally due to the recent downturn in global economies.  Additionally, for the first quarter of fiscal 2009, changes in foreign currency values against the U.S. dollar had an unfavorable impact of approximately $5.2 million on the Company’s consolidated sales compared to the quarter ended December 31, 2007.

In the Company’s Memorialization business, Bronze segment sales for the fiscal 2009 first quarter were $49.7 million, compared to $54.2 million for the fiscal 2008 first quarter.  The decrease primarily resulted from a reduction in the volume of memorial product sales and a decrease in the value of foreign currencies against the U.S. dollar.  Sales for the Casket segment were $52.6 million for the quarter ended December 31, 2008, compared to fiscal 2008 first quarter sales of $56.0 million. The decrease resulted principally from lower unit volume and a decline in product mix.  Sales for the Cremation segment were $6.3 million for the first quarter of fiscal 2009, compared to $6.4 million for the same period a year ago.  The decrease principally reflected slightly lower volume, partially offset by higher selling prices.  In the Brand Solutions business, sales for the Graphics Imaging segment in the first quarter of fiscal 2009 were $57.2 million, compared to $35.0 million for the same period a year ago.  The sales increase resulted from  the Saueressig acquisition.

The increase was offset partially by lower sales in the U.S. market as a result of weak economic conditions, and decreases in the value of foreign currencies against the U.S. dollar.  Marking Products segment sales for the quarter ended December 31, 2008 were $11.6 million, compared to $14.7 million for the fiscal 2008 first quarter.  The decrease was principally due to lower product demand in the U.S. and foreign markets, reflecting the weakened global economies, and a decrease in the value of foreign currencies against the U.S. dollar.  Sales for the Merchandising Solutions segment were $13.9 million for the first quarter of fiscal 2008, compared to $16.3 million for the same period a year ago.  The decrease principally reflected a decline in volume also resulting from the downturn in the U.S. economy.

Gross profit for the quarter ended December 31, 2008 was $67.9 million, compared to $72.0 million for the same period a year ago.  Consolidated gross profit as a percent of sales decreased from 39.5% for the first quarter of fiscal 2008 to 35.5% for the fiscal 2009 first quarter.  The decrease in consolidated gross profit primarily reflected the impact of lower sales (excluding the Saueressig acquisition), a decrease in the value of foreign currencies against the U.S. dollar, and special charges in several of the Company’s segments totaling approximately $3.7 million.  The special charges included severance and other expenses related to the consolidation of certain Bronze segment production facilities, and severance charges in several of the Company’s other segments.

Selling and administrative expenses for the three months ended December 31, 2008 were $47.8 million, compared to $45.2 million for the first quarter of fiscal 2008.  Consolidated selling and administrative expenses as a percent of sales were 25.0% for the quarter ended December 31, 2008, compared to 24.8% for the same period last year.  The increase in selling and administrative expenses primarily resulted from the Saueressig acquisition, an increase in bad debt expense, and severance expenses related to cost structure initiatives, partially offset by the benefit of cost reduction activities in several of the Company’s segments.

Operating profit for the quarter ended December 31, 2008 was $20.1 million, compared to $26.8 million for the three months ended December 31, 2007.  First quarter fiscal 2009 operating profit included special charges of approximately $5.8 million, and the unfavorable impact of changes in foreign currency values against the U.S. dollar of approximately $586,000.  Bronze segment operating profit for the fiscal 2009 first quarter was $9.3 million, compared to $13.0 million for the first quarter of fiscal 2008.  The decrease primarily reflected lower sales, charges of $3.1 million related to facility consolidations, and decreases in the value of foreign currencies against the U.S. dollar.  Operating profit for the Casket segment for the first quarter of fiscal 2009 was $6.4 million, compared to $7.0 million for the first quarter of fiscal 2008.  The decrease resulted from lower sales and an increase in bad debt expense.  Cremation segment operating profit for the quarter ended December 31, 2008 was $813,000, compared to $1.0 million for the same period a year ago.  The decrease principally reflected slightly lower sales and higher material costs.  The Graphics Imaging segment operating profit for the quarter ended December 31, 2008 was $2.6 million, compared to $2.7 million for the three months ended December 31, 2007.  The decrease resulted primarily from lower sales in the U.S. market, the unfavorable effect of exchange rate changes, the impact of severance and Saueressig acquisition integration expenses. The decrease was partially offset by a decline in administrative expenses and a slight operating profit reported by Saueressig.  Operating profit for the Marking Products segment for the fiscal 2009 first quarter was $671,000, compared to $1.4 million for the same period a year ago.  The decrease primarily resulted from lower sales and the impact of severance costs, partially offset by lower selling and administrative expenses.  Merchandising Solutions segment operating profit was $299,000 for the first quarter of fiscal 2009, compared to $1.6 million for the same period in fiscal 2008.  The decrease primarily reflected lower sales and a charge for severance costs in connection with cost structure initiatives.

Investments yielded a net loss of $388,000 for the three months ended December 31, 2008, compared to investment income of $512,000 for the quarter ended December 31, 2007.  The fiscal 2009 first quarter investment loss reflects a mark-to-market adjustment of approximately $775,000, representing unrealized losses in the value of investments held in long-term trusts for certain employee benefit plans.  Interest expense for the fiscal 2009 first quarter was $3.3 million, compared to $2.1 million for the same period last year.  The increase in interest expense primarily reflected higher average levels of debt during the quarter ended December 31, 2008 compared to the same quarter a year ago, resulting from the acquisition of Saueressig in May 2008.

Other income (deductions), net, for the quarter ended December 31, 2008 represented a decrease in pre-tax income of $110,000, compared to an increase in pre-tax income of $245,000 for the same quarter last year.  Minority interest for the fiscal 2009 first quarter represented an increase to pre-tax income of $13,000, compared to a deduction of $552,000 for the first quarter of fiscal 2008.  The change in minority interest principally reflected the Company’s purchase of the remaining interest in one of its less than wholly-owned German subsidiaries in September 2008.

The Company's effective tax rate for the three months ended December 31, 2008 was 30.9%, compared to 29.8% for the first quarter of fiscal 2008.  The first quarter fiscal 2009 tax rate included the impact of a $936,000 reduction in income tax expense to reflect the Company’s ability to utilize a tax loss carryover in Europe.  The fiscal 2008 first quarter tax rate reflected the impact of a $1.9 million reduction in net deferred tax liabilities to reflect the enactment of lower statutory income tax rates in certain European countries.  Excluding the one-time adjustments to deferred taxes in fiscal 2009 and 2008, the Company’s effective tax rate was 36.6% for fiscal 2009 first quarter, compared to 37.4% for the first quarter of fiscal 2008 and 36.2% for the full fiscal 2008 year.  The decline in the fiscal 2009 first quarter effective tax rate compared to the fiscal 2008 first quarter was primarily due to an increase in the U.S. manufacturing tax credit and lower foreign taxes.  The difference between the Company's effective tax rate and the Federal statutory rate of 35.0% primarily reflected the impact of state and foreign income taxes.

Liquidity and Capital Resources:

Net cash provided by operating activities was $19.6 million for the first quarter of fiscal 2009, compared to $31.5 million for the first quarter of fiscal 2008.  Operating cash flow for both periods reflected net income adjusted for non-cash charges (depreciation, amortization, stock-based compensation expense and minority interest).  In the fiscal 2008 first quarter, working capital changes included decreases in accounts receivable and inventory resulting from working capital management initiatives in several segments; offset partially by the payment of year-end compensation accruals.

Cash used in investing activities was $5.5 million for the three months ended December 31, 2008, compared to $3.5 million for the three months ended December 31, 2007.  Investing activities for the first quarter of fiscal 2009 primarily reflected capital expenditures of $3.1 million and net purchases of investments of $2.5 million.  Investing activities for the first quarter of fiscal 2008 consisted of capital expenditures of $2.1 million and net purchases of investments of $1.7 million.

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

Cash used in financing activities for the quarter ended December 31, 2008 was $7.4 million, primarily reflecting long-term debt proceeds, net of repayments, of $16.0 million, treasury stock purchases of $19.3 million, proceeds of $255,000 from the sale of treasury stock (stock option exercises), dividends of $2.1 million to the Company's shareholders and distributions of $2.3 million to minority interests.  Cash used in financing activities for the quarter ended December 31, 2007 was $12.7 million, primarily reflecting net repayments of long-term debt of $6.3 million, purchases of treasury stock of $4.3 million, proceeds of $713,000 from the sale of treasury stock (stock option exercises), dividends of $1.9 million to the Company's shareholders and distributions of $1.0 million to minority interests.

The Company has a domestic Revolving Credit Facility with a syndicate of financial institutions.  The maximum amount of borrowings available under the facility is $225 million and the facility’s maturity is September 2012. Borrowings under the facility bear interest at LIBOR plus a factor ranging from ..40% to .80% based on the Company’s leverage ratio.  The leverage ratio is defined as net indebtedness divided by EBITDA (earnings before interest, taxes, depreciation and amortization).  The Company is required to pay an annual commitment fee ranging from .15% to .25% (based on the Company’s leverage ratio) of the unused portion of the facility.  The Revolving Credit Facility requires the Company to maintain certain leverage and interest coverage ratios.  A portion of the facility (not to exceed $20 million) is available for the issuance of trade and standby letters of credit.  Outstanding borrowings on the Revolving Credit Facility at December 31, 2008 and September 30, 2008 were $196.7 million and $172.5 million, respectively.  The weighted-average interest rate on outstanding borrowings at December 31, 2008 and 2007 was 3.87% and 4.98%, respectively.

The Company has entered into the following interest rate swaps:

Date	Initial Amount	Fixed Interest Rate	Interest Rate Spread at December 31, 2008	Equal Quarterly Payments	Maturity Date
April 2004	$50 million	2.66%	.60%	$2,500	April 2009
September 2005	50 million	4.14	.60	3,333	April 2009
August 2007	15 million	5.07	.60	-	April 2009
August 2007	10 million	5.07	.60	-	April 2009
September 2007	25 million	4.77	.60	-	September 2012
May 2008	40 million	3.72	.60	-	September 2012
October 2008	20 million	3.21	.60	-	October 2010
October 2008	20 million	3.46	.60	-	October 2011

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

The fair value of the interest rate swaps reflected an unrealized loss of $7.4 million ($4.5 million after tax) at December 31, 2008 that is included in shareholders’ equity as part of accumulated other comprehensive income.  Assuming market rates remain constant with the rates at December 31, 2008, approximately $1.6 million of the $4.5 million loss included in accumulated other comprehensive income is expected to be recognized in earnings as interest expense over the next twelve months.

The Company, through certain of its German subsidiaries, has a credit facility with a European bank for borrowings up to 25.0 million Euros ($34.9 million).  Outstanding borrowings under the credit facility totaled 21.5 million Euros ($30.0 million) at December 31, 2008 and 22.5 million Euros ($31.7 million) at September 30, 2008.  The weighted-average interest rate on outstanding borrowings under the facility at December 31, 2008 and 2007 was 5.14% and 5.06%, respectively.

The Company, through its German subsidiary, Saueressig, has several loans with various European banks.  Outstanding borrowings under these loans totaled 11.5 million Euros ($16.0 million) at December 31, 2008 and 11.6 million Euros ($16.3 million) at September 30, 2008.  The weighted average interest rate on outstanding borrowings of Saueressig at December 31, 2008 was 5.78%.

The Company, through its wholly-owned subsidiary, Matthews International S.p.A., has several loans with various Italian banks.  Outstanding borrowings on these loans totaled 14.5 million Euros ($20.3 million) at December 31, 2008 and 15.3 million Euros ($21.6 million) at September 30, 2008.  Matthews International S.p.A. also has three lines of credit totaling 8.4 million Euros ($11.7 million) with the same Italian banks.  Outstanding borrowings on these lines were 2.5 million Euros ($3.5 million) at December 31, 2008 and 2.3 million Euros ($3.3 million) at September 30, 2008.  The weighted-average interest rate on outstanding borrowings of Matthews International S.p.A. at December 31, 2008 and 2007 was 3.87% and 3.26%, respectively.

The Company has a stock repurchase program.  Under the program, the Company's Board of Directors has authorized the repurchase of a total of 12,500,000 shares of Matthews common stock, of which 11,863,272 shares have been repurchased as of December 31, 2008.  The buy-back program is designed to increase shareholder value, enlarge the Company's holdings of its common stock, and add to earnings per share. Repurchased shares may be retained in treasury, utilized for acquisitions, or reissued to employees or other purchasers, subject to the restrictions of the Company’s Articles of Incorporation.

Consolidated working capital of the Company was $155.8 million at December 31, 2008, compared to $141.4 million at September 30, 2008.  Cash and cash equivalents were $53.2 million at December 31, 2008, compared to $50.7 million at September 30, 2008.  The Company's current ratio was 2.2 at December 31, 2008, compared to 1.9 at September 30, 2008.

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

At December 31, 2008, an accrual of approximately $7.9 million had been recorded for environmental remediation (of which $844,000 was classified in other current liabilities), representing management's best estimate of the probable and reasonably estimable costs of the Company's known remediation obligations.  The accrual, which reflects previously established reserves assumed with the acquisition of York and additional reserves recorded as a purchase accounting adjustment, does not consider the effects of inflation and anticipated expenditures are not discounted to their present value.  Changes in the accrued environmental remediation obligation from the prior fiscal year reflect payments charged against the accrual.  While final resolution of these contingencies could result in costs different than current accruals, management believes the ultimate outcome will not have a significant effect on the Company's consolidated results of operations or financial position.

Acquisitions

In September 2008, the Company acquired the remaining 20% interest in S+T Gesellschaft fur Reprotechnik GmbH (“S+T GmbH”).  The Company had acquired a 50% interest in S+T GmbH in 1998 and a 30% interest in 2005.

In May 2008, the Company acquired a 78% interest in Saueressig.  The transaction was structured as an asset purchase with a preliminary purchase price of approximately 58.4 million Euros ($91.2 million).  In addition, the Company entered into an option agreement related to the remaining 22% interest in Saueressig.  The acquisition was designed to expand Matthews’ products and services in the global graphics imaging market.

Forward-Looking Information:

The Company’s long-term objective with respect to operating performance is to increase earnings per share on average in the range of 12% to 15% annually.  For the past ten fiscal years, the Company has achieved an average annual increase in earnings per share of 14.7%.

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

The most significant factor impacting fiscal 2009 is the severity of the slowdown in the U.S. and global economies, which unfavorably affected sales and profits in both the Memorialization and Brand Solutions businesses in the fiscal 2009 first quarter.  Additionally, the strengthening of the U.S. dollar unfavorably impacted fiscal 2009 reported results for the Company’s overseas operations, when compared to fiscal 2008.

The challenges in the current market environment are expected to continue to impact operating results, especially in the near term.  However, trends in sales for the Company’s Memorialization businesses were closer to normal in December, compared to earlier in the quarter.  While encouraging, we still remain cautious in the near term.  The Company also expects to benefit from lower commodity costs toward the end of the second quarter and into the second half of the fiscal year.  Additionally, Saueressig profitability is expected to continue to improve as the year progresses.  Finally, all of our businesses are continuing their efforts to adjust cost structures to better align with current revenue run rates to mitigate some of the economy’s impact.  For this reason, and as the Bronze production consolidation continues, we expect further special charges in the coming quarters.

Based upon the results for the fiscal 2009 first quarter and current projections for the remainder of the fiscal year, the Company is maintaining its estimate of earnings per share growth for fiscal 2009 in the range of 5% to 10% (excluding unusual items from both periods), which represents fiscal 2009 full year earnings per share of at least $2.62.  Finally, assuming market conditions improve, the Company continues to target its long-term average growth rate in the range of 12% to 15%.

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

A summary of the Company's significant accounting policies are included in the Notes to Consolidated Financial Statements and in the critical accounting policies in Management’s Discussion and Analysis included in the Company's Annual Report on Form 10-K for the year ended September 30, 2008.  Management believes that the application of these policies on a consistent basis enables the Company to provide useful and reliable financial information about the company's operating results and financial condition.

LONG-TERM CONTRACTUAL OBLIGATIONS AND COMMITMENTS:

The following table summarizes the Company’s contractual obligations at December 31, 2008, and the effect such obligations are expected to have on its liquidity and cash flows in future periods.

	Payments due in fiscal year:
		Remainder of			After
	Total	2009	2010 to 2011	2012 to 2013	2013
Contractual Cash Obligations:	(Dollar amounts in thousands)
Revolving credit facilities	$226,700	$11,667	$-	$215,033	$-
Notes payable to banks	36,269	5,118	11,895	15,268	3,988
Short-term borrowings	3,531	3,531	-	-	-
Capital lease obligations	4,333	1,191	2,756	386	-
Non-cancelable operating leases	28,672	7,600	13,340	6,256	1,476
Other	1,316	1,316	-	-	-

Total contractual cash obligations	$300,821	$30,423	$27,991	$236,943	$5,464

A significant portion of the loans included in the table above bear interest at variable rates.  At December 31, 2008, the weighted-average interest rate was 3.87% on the Company’s domestic Revolving Credit Facility, 5.14% on the credit facility through the Company’s German subsidiaries, 3.87% on bank loans to the Company’s wholly-owned subsidiary, Matthews International S.p.A, and 5.78% on bank loans to its majority-owned subsidiary, Saueressig.

Benefit payments under the Company’s principal retirement plan are made from plan assets, while benefit payments under the supplemental retirement plan and postretirement benefit plan are funded from the Company’s operating cash.

The Company is not required to make any significant contributions to its principal retirement plan in fiscal 2009.  As of December 31, 2008, contributions of $229,000 and $236,000 have been made under the supplemental retirement plan and postretirement plan, respectively.  The Company currently anticipates contributing an additional $678,000 and $734,000 under the supplemental retirement plan and postretirement plan, respectively, for the remainder of fiscal 2009.

In connection with its acquisition of a 78% interest in Saueressig, the Company entered into an option agreement related to the remaining 22% interest.  The option agreement contains certain put and call provisions for the purchase of the remaining 22% interest in future years at a price to be determined by a specified formula based on future operating results of Saueressig.  The Company has recorded an estimate of $27.8 million in “Minority interest and minority interest arrangement” in the Consolidated Balance Sheets as of December 31, 2008 and September 30, 2008 representing the current estimate of the future purchase price.  The timing of the exercise of the put and call provisions is not presently determinable.

Unrecognized tax benefits are positions taken, or expected to be taken, on an income tax return that may result in additional payments to tax authorities.  If a tax authority agrees with the tax position taken, or expected to be taken, or the applicable statute of limitations expires, then additional payments will not be necessary.  The Company had unrecognized tax benefits, excluding penalties and interest, of approximately $4.3 million and $4.4 million at December 31, 2008 and September 30, 2008, respectively.  The timing of potential future payments related to the unrecognized tax benefits is not presently determinable.

The Company believes that its current liquidity sources, combined with its operating cash flow and borrowing capacity, will be sufficient to meet its capital needs for the foreseeable future.

Accounting Pronouncements:

Effective September 30, 2007, the Company adopted the recognition and related disclosure provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”) which amends SFAS No. 87, No. 88, No. 106 and No. 132(R).  SFAS No. 158 requires the Company to measure the plan assets and benefit obligations of defined benefit postretirement plans as of the date of its year-end balance sheet. This provision of the SFAS No. 158 is effective for public companies for fiscal years beginning after December 15, 2008.  Previously, the Company measured plan assets and benefit obligations as of July 31 of each year. Effective October 1, 2008, the Company adopted the measurement provision of SFAS No. 158, therefore the measurement date for plan assets and benefit obligations will be September 30 of each year.  The adoption of this provision had no material effect on the financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements.  SFAS No. 157 was implemented by the Company effective October 1, 2008 for financial assets and liabilities.  As a result of the adoption of this provision, additional disclosures were included in the financial statements.  For non-financial assets and liabilities, the effective date has been extended to fiscal years beginning after November 15, 2008. The Company is currently evaluating the impact of the adoption of the remainder of SFAS No. 157.

The Company adopted Emerging Issues Task Force (EITF) Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (EITF 06-11) on October 1, 2008.  EITF 06-11 requires that tax benefits generated by dividends on equity classified non-vested equity shares, non-vested equity share units, and outstanding equity share options be classified as additional paid-in capital and included in a pool of excess tax benefits available to absorb tax deficiencies from share-based payment awards.  The adoption had no material effect on the financial statements.

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

The Company has entered into interest rate swaps as listed under “Liquidity and Capital Resources”.

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

The fair value of the interest rate swaps reflected an unrealized loss of $7.4 million ($4.5 million after tax) at December 31, 2008 that is included in equity as part of accumulated other comprehensive income.  A decrease of 10% in market interest rates (i.e. a decrease from 5.0% to 4.5%) would result in a increase of approximately $1.4 million in the fair value liability of the interest rate swaps.

Commodity Price Risks - In the normal course of business, the Company is exposed to commodity price fluctuations related to the purchases of certain materials and supplies (such as bronze ingot, steel, wood and photopolymers) used in its manufacturing operations. The Company obtains competitive prices for materials and supplies when available.

Foreign Currency Exchange Rates - The Company is subject to changes in various foreign currency exchange rates, including the Euro, the British Pound, Canadian dollar, Australian dollar, Swedish Krona and the Chinese Yuan in the conversion from local currencies to the U.S. dollar of the reported financial position and operating results of its non-U.S. based subsidiaries.  A strengthening of the U. S. dollar of 10% would have resulted in a decrease in sales of $6.5 million and a decrease in operating income of $535,000 for the three months ended December 31, 2008.

Item 4.  Controls and Procedures

The Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are designed to provide reasonable assurance that information required to be disclosed in our reports filed under that Act (the “Exchange Act”), such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the rules of the Securities and Exchange Commission. These disclosure controls and procedures also are designed to provide reasonable assurance that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Management, under the supervision and with the participation of our Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures in effect as of December 31, 2008. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2008, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that material information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, and that such information is recorded, summarized and properly reported within the appropriate time period, relating to the Company and its consolidated subsidiaries, required to be included in the Exchange Act reports, including this Quarterly Report on Form 10-Q.

There have been no changes in the Company’s internal controls over financial reporting that occurred during the fiscal quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2.                      Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Stock Repurchase Plan

The Company has a stock repurchase program, which was initiated in 1996.  Under the program, the Company's Board of Directors has authorized the repurchase of a total of 12,500,000 shares (adjusted for stock splits) of Matthews common stock, of which 11,863,272 shares have been repurchased as of December 31, 2008.  All purchases of the Company’s common stock during the first quarter of fiscal 2009 were part of the repurchase program.

The following table shows the monthly fiscal 2009 stock repurchase activity:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced plan	Maximum number of shares that may yet be purchased under the plan

October 2008	295,000	$43.14	295,000	721,994
November 2008	40,266	35.45	40,266	681,728
December 2008	45,000	37.64	45,000	636,728
Total	380,266	$41.68	380,266

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit
	No.	Description

	31.1	Certification of Principal Executive Officer for Joseph C. Bartolacci
	31.2	Certification of Principal Financial Officer for Steven F. Nicola
	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Joseph C. Bartolacci
	32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Steven F. Nicola

(b)	Reports on Form 8-K

On October 17, 2008 Matthews filed a Current Report on Form 8-K under Item 7.01 in connection with a press release announcing a dividend declaration for the fourth quarter of fiscal 2008.

On November 14, 2008 Matthews filed a Current Report on Form 8-K under Item 5.03 in connection with the approval of amendments to the Company’s By-Laws.

On November 14, 2008 Matthews filed a Current Report on Form 8-K under Item 2.02 in connection with a press release announcing its earnings for fiscal 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATTHEWS INTERNATIONAL CORPORATION
(Registrant)

Date: February 4, 2009	/s/ Joseph C. Bartolacci
Joseph C. Bartolacci, President
and Chief Executive Officer

Date: February 4, 2009	/s/ Steven F. Nicola
Steven F. Nicola, Chief Financial Officer,
Secretary and Treasurer