Form 10-Q
period 2009-03-31
MATTHEWS INTERNATIONAL CORP
filed 2009-05-06
CIK 63296

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-Q

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Quarterly Period Ended March 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐	No ☐

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

As of April 30, 2009, shares of common stock outstanding were:

Class A Common Stock  30,432,928 shares

PART I - FINANCIAL INFORMATION
MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands, except per share data)

	March 31, 2009		September 30, 2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents		$49,580		$50,667
Short-term investments		62		62
Accounts receivable, net		128,503		145,288
Inventories		94,955		96,388
Deferred income taxes		1,223		1,271
Other current assets		11,219		9,439

Total current assets		285,542		303,115

Investments		11,445		10,410
Property, plant and equipment: Cost	283,806		288,865
Less accumulated depreciation	(151,455)		(143,127)
		132,351		145,738
Deferred income taxes		21,020		17,714
Other assets		18,268		17,754
Goodwill		362,739		359,641
Other intangible assets, net		55,119		59,910

Total assets		$886,484		$914,282

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Long-term debt, current maturities		$19,445		$35,144
Accounts payable		26,603		26,647
Accrued compensation		33,254		40,188
Accrued income taxes		10,525		12,075
Other current liabilities		44,136		47,656

Total current liabilities		133,963		161,710

Long-term debt		239,796		219,124
Accrued pension		19,223		17,208
Postretirement benefits		21,982		20,918
Deferred income taxes		10,268		10,594
Environmental reserve		6,874		7,382
Other liabilities and deferred revenue		15,662		12,500
Total liabilities		447,768		449,436

Minority interest and minority interest arrangement		27,107		30,891

Shareholders' equity:
Common stock	36,334		36,334
Additional paid-in capital	44,487		47,250
Retained earnings	530,175		511,130
Accumulated other comprehensive income	(25,471)		(2,979)
Treasury stock, at cost	(173,916)		(157,780)
		411,609		433,955

Total liabilities and shareholders' equity		$886,484		$914,282

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollar amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008

Sales	$197,362	$197,827	$388,648	$380,175
Cost of sales	(124,245)	(117,593)	(247,679)	(227,953)

Gross profit	73,117	80,234	140,969	152,222

Selling and administrative expenses	(49,678)	(45,842)	(97,451)	(91,052)

Operating profit	23,439	34,392	43,518	61,170

Investment income (loss)	(307)	491	(695)	1,003
Interest expense	(3,030)	(1,890)	(6,294)	(4,034)
Other income, net	113	123	3	368
Minority interest	(111)	(715)	(98)	(1,267)

Income before income taxes	20,104	32,401	36,434	57,240

Income taxes	(7,362)	(12,118)	(12,403)	(19,526)

Net income	$12,742	$20,283	$24,031	$37,714

Earnings per share:
Basic	$0.42	$0.66	$0.79	$1.22

Diluted	$0.42	$0.65	$0.79	$1.21

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollar amounts in thousands, except per share data)

	Six Months Ended
	March 31,
	2009	2008

Cash flows from operating activities:
Net income	$24,031	$37,714
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,854	10,250
Net loss on sale of assets	1,375	259
Minority interest	98	1,267
Stock-based compensation expense	2,858	2,547
Change in deferred taxes	(1,293)	(1,393)
Changes in working capital items	1,220	5,078
Increase in other assets	(513)	(2,346)
(Decrease) increase in other liabilities	(1,265)	721
Increase in pension and postretirement benefits	2,353	1,708

Net cash provided by operating activities	44,718	55,805

Cash flows from investing activities:
Capital expenditures	(6,605)	(4,472)
Proceeds from sale of assets	160	333
Acquisitions, net of cash acquired	(865)	(1,526)
Purchases of investments	(2,611)	(4,165)

Net cash used in investing activities	(9,921)	(9,830)

Cash flows from financing activities:
Proceeds from long-term debt	35,336	9,661
Payments on long-term debt	(35,926)	(29,803)
Proceeds from the sale of treasury stock	1,143	5,398
Purchases of treasury stock	(23,133)	(9,134)
Tax benefit of exercised stock options	98	911
Dividends	(4,109)	(3,734)
Distributions to minority interests	(2,291)	(1,173)

Net cash used in financing activities	(28,882)	(27,874)

Effect of exchange rate changes on cash	(7,002)	3,717

Net (decrease) increase in cash and cash equivalents	$(1,087)	$21,818

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Dollar amounts in thousands, except per share data)

Note 1.   Nature of Operations

Matthews International Corporation ("Matthews" or the “Company”), founded in 1850 and incorporated in Pennsylvania in 1902, is a designer, manufacturer and marketer principally of memorialization products and brand solutions.  Memorialization products consist primarily of bronze memorials and other memorialization products, caskets and cremation equipment for the cemetery and funeral home industries.  Brand solutions include graphics imaging products and services, marking products and merchandising solutions. The Company's products and operations are comprised of six business segments:  Bronze, Casket, Cremation, Graphics Imaging, Marking Products and Merchandising Solutions.  The Bronze segment is a leading manufacturer of cast bronze memorials and other memorialization products, cast and etched architectural products and is a leading builder of mausoleums in the United States.  The Casket segment is a leading casket manufacturer and distributor in North America and produces a wide variety of wood and metal caskets.  The Cremation segment is a leading designer and manufacturer of cremation equipment and cremation caskets. The Graphics Imaging segment manufactures and provides brand management, printing plates, gravure cylinders, pre-press services and imaging services for the primary packaging and corrugated industries.  The Marking Products segment designs, manufactures and distributes a wide range of marking and coding equipment and consumables, and industrial automation products for identifying, tracking and conveying various consumer and industrial products, components and packaging containers.  The Merchandising Solutions segment designs and manufactures merchandising displays and systems and provides creative merchandising and marketing solutions services.

The Company has manufacturing and marketing facilities in the United States, Mexico, Canada, Europe, Australia and China.

Note 2.   Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information for commercial and industrial companies and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the six months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2008.  The consolidated financial statements include all domestic and foreign subsidiaries in which the Company maintains an ownership interest and has operating control.  All intercompany accounts and transactions have been eliminated.

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

Level 2:                      Inputs other than quoted prices included within level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3:                      Unobservable inputs for the asset or liability.

As of March 31, 2009, the fair values of the Company’s assets and liabilities measured on a recurring basis are categorized as follows:

	Level 1	Level 2	Level 3	Total
Assets:
Short term investments	$62	-	-	$62
Trading securities	8,991	-	-	8,991
Total assets at fair value	$9,053	-	-	$9,053

Liabilities:	-	$-	-	$-
Derivatives, net of tax of $2,828 (1)	-	4,423	-	4,423
Total liabilities at fair value	-	$4,423	-	$4,423

(1) Interest rate swaps are valued based on observable market swap rates and are classified within Level 2 of the fair value hierarchy.

Note 4.   Inventories

Inventories consisted of the following:

	March 31, 2009	September 30, 2008

Materials and finished goods	$85,010	$84,925
Labor and overhead in process	9,945	11,463
	$94,955	$96,388

Note 5.   Debt

The Company has a domestic Revolving Credit Facility with a syndicate of financial institutions.  The maximum amount of borrowings available under the facility is $225,000 and the facility’s maturity is September 2012. Borrowings under the facility bear interest at LIBOR plus a factor ranging from .40% to ..80% based on the Company’s leverage ratio.  The leverage ratio is defined as net indebtedness divided by EBITDA (earnings before interest, taxes, depreciation and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Dollar amounts in thousands, except per share data)

Note 5.   Debt  (continued)

amortization).  The Company is required to pay an annual commitment fee ranging from .15% to .25% (based on the Company’s leverage ratio) of the unused portion of the facility.   The Revolving Credit Facility requires the Company to
maintain certain leverage and interest coverage ratios.  A portion of the facility (not to exceed $20,000) is available for the issuance of trade and standby letters of credit.  Outstanding borrowings on the Revolving Credit Facility at March 31, 2009 were $188,333.  The weighted-average interest rate on outstanding borrowings at March 31, 2009 and 2008 was 3.92% and 4.60%, respectively.

The Company has entered into the following interest rate swaps:

Date	Initial Amount	Fixed Interest Rate	Interest Rate Spread at March 31, 2009	Equal Quarterly Payments	Maturity Date
April 2004	$50,000	2.66%	.60%	$2,500	April 2009
September 2005	50,000	4.14	.60	3,333	April 2009
August 2007	15,000	5.07	.60	-	April 2009
August 2007	10,000	5.07	.60	-	April 2009
September 2007	25,000	4.77	.60	-	September 2012
May 2008	40,000	3.72	.60	-	September 2012
October 2008	20,000	3.21	.60	-	October 2010
October 2008	20,000	3.46	.60	-	October 2011

The Company enters into interest rate swaps in order to achieve a mix of fixed and variable rate debt that it deems appropriate. The interest rate swaps have been designated as cash flow hedges of the future variable interest payments under the Revolving Credit Facility which are considered probable of occurring.  Based on the Company’s assessment, all of the critical terms of each of the hedges matched the underlying terms of the hedged debt and related forecasted interest payments, and as such, these hedges were considered highly effective.

The fair value of the interest rate swaps reflected an unrealized loss of $7,251 ($4,423 after tax) at March 31, 2009 that is included in shareholders’ equity as part of accumulated other comprehensive income.  Assuming market rates remain constant with the rates at March 31, 2009, approximately $1,612 of the $4,423 loss included in accumulated other comprehensive income is expected to be recognized in earnings as an adjustment to interest expense over the next twelve months.

On January 1, 2009 the Company adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”).  SFAS No. 161 amends and expands the disclosure requirements of FASB Statement 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) to require qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit risk-related contingent features in derivative agreements.

At March 31, 2009 and September 30, 2008, the interest rate swap contracts were reflected as a liability on the balance sheets.  The following derivatives are designated as hedging instruments under SFAS No. 133:

Liability Derivatives
Balance Sheet Location:	March 31, 2009	September 30, 2008
Current liabilities:
Other current liabilities	$2,641	$580
Long-term liabilities
Other accrued liabilities and deferred revenue	4,610	760
Total derivatives	$7,251	$1,340

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Dollar amounts in thousands, except per share data)

Note 5.  Debt (continued)

The income recognized on derivatives was as follows:

Derivatives in	Location of
Statement 133	Gain or (Loss)	Amount of		Amount of
Fair Value	Recognized in	Gain or (Loss)		Gain or (Loss)
Hedging	Income on	Recognized in Income		Recognized in Income
Relationships	Derivative	on Derivatives		on Derivatives
		Three Months ended March 31,		Six Months ended March 31,
		2009	2008	2009	2008

Interest rate swaps	Interest expense	$(1,079)	$57	$(1,445)	$272

The Company recognized the following gains or losses in accumulated other comprehensive income (“OCI”):

Location of
Gain or
(Loss)
			Reclassified	Amount of Gain or (Loss)
Derivatives in			from	Reclassified from
Statement	Amount of Gain or		Accumulated	Accumulated OCI into
133	(Loss) Recognized in		OCI into	Income
Cash Flow	OCI on Derivatives		Income	(Effective Portion*)
Hedging Relationships	March 31,2009	September 30, 2008	(EffectivePortion*)	March 31, 2009	September 30, 2008

Interest rate swaps	$(4,423)	$ (817)	Interest expense	$(881)	$166

*There is no ineffective portion or amount excluded from effectiveness testing.

The Company, through certain of its German subsidiaries, has a credit facility with a European bank.  The maximum amount of borrowings available under this facility was 25.0 million Euros ($33,215).  Outstanding borrowings under the credit facility totaled 18.0 million Euros ($23,915) at March 31, 2009.  The weighted-average interest rate on outstanding borrowings under this facility at March 31, 2009 and 2008 was 2.93% and 5.11%, respectively.

The Company, through its German subsidiary, Saueressig GmbH & Co. KG (“Saueressig”), has several loans with various European banks.  At March 31, 2009, outstanding borrowings under these loans totaled 10.9 million Euros ($14,511).  The weighted-average interest rate on outstanding borrowings of Saueressig at March 31, 2009 was 2.93%.

The Company, through its wholly-owned subsidiary, Matthews International S.p.A., has several loans with various Italian banks.  Outstanding borrowings on these loans totaled 13.8 million Euros ($18,304) at March 31, 2009.  Matthews International S.p.A. also has three lines of credit totaling 8.4 million Euros ($11,160) with the same Italian banks.  Outstanding borrowings on these lines were 2.4 million Euros ($3,171) at March 31, 2009.  The weighted-average interest rate on outstanding Matthews International S.p.A. borrowings at March 31, 2009 and 2008 was 3.82% and 3.26%, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Dollar amounts in thousands, except per share data)

Note 6.   Comprehensive Income

Comprehensive income consists of net income adjusted for changes, net of the related income tax effect, in cumulative foreign currency translation, the fair value of derivatives, unrealized investment gains and losses and pension and postretirement liabilities. For the three months ended March 31, 2009 and 2008, comprehensive income was $4,593 and $28,894, respectively. For the six months ended March 31, 2009 and 2008, comprehensive income was $1,539 and $46,181, respectively.

Note 7.   Share-Based Payments

The Company maintains a stock incentive plan (the “1992 Incentive Stock Plan”) that provided for grants of stock options, restricted shares and certain other types of stock-based awards.  In February 2008, the Company’s shareholders approved the adoption of a new plan, the 2007 Equity Incentive Plan (the “2007 Plan”), that provides for the grants of stock options, restricted shares, stock-based performance units and certain other types of stock-based awards. Under the 2007 Plan, which has a ten-year term, the maximum number of shares available for grants or awards is an aggregate of 2,200,000.  There will be no further grants under the 1992 Incentive Stock Plan.  At March 31, 2009, there were 2,045,391 shares reserved for future issuance under the 2007 Plan. Both plans are administered by the Compensation Committee of the Board of Directors.

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

For the three-month periods ended March 31, 2009 and 2008, total stock-based compensation cost totaled $1,522 and $1,432, respectively.  For the six-month periods ended March 31, 2009 and 2008, total stock-based compensation cost totaled $2,858 and $2,547, respectively.  The associated future income tax benefit recognized was $593 and $558 for the three-month periods ended March 31, 2009 and 2008, respectively, and was $1,115 and $993 for the six-month periods ended March 31, 2009 and 2008, respectively.

For the three-month periods ended March 31, 2009 and 2008, the amount of cash received from the exercise of stock options was $888 and $4,685, respectively.  For the six-month periods ended March 31, 2009 and 2008, the amount of cash received from the exercise of stock options was $1,143 and $5,398, respectively.  In connection with these exercises, the tax benefits realized by the Company for the three-month periods ended March 31, 2009 and 2008 were $153 and $1,499, respectively, and the tax benefits realized by the Company for the six-month periods ended March 31, 2009 and 2008 were $242 and $1,669, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Dollar amounts in thousands, except per share data)

Note 7.   Share-Based Payments (continued)

Changes to restricted stock for the three months ended March 31, 2009 were as follows:

		Weighted-
		average
		grant-date
	Shares	fair value
Non-vested at September 30, 2008	113,121	$39.05
Granted	160,995	36.63
Vested	(900)	43.72
Expired or forfeited	-	-
Non-vested at March 31, 2009	273,216	37.61

As of March 31, 2009, the total unrecognized compensation cost related to unvested restricted stock was $5,772 and is expected to be recognized over a weighted-average period of 1.9 years.

The transactions for shares under options for the quarter ended March 31, 2009 were as follows:

		Weighted-	Weighted-
		average	average	Aggregate
		exercise	remaining	intrinsic
	Shares	price	contractual term	value
Outstanding, September 30, 2008	1,366,342	$35.56
Granted	-	-
Exercised	(44,768)	25.53
Expired or forfeited	(83,933)	36.75
Outstanding, March 31, 2009	1,237,641	35.84	6.5	$-
Exercisable, March 31, 2009	564,190	32.34	5.6	$-

The fair value of shares earned during the three-month periods ended March 31, 2009 and 2008 was $73 and $640, respectively, and $2,799 and $3,594 during the six-month periods ended March 31, 2009 and 2008, respectively.  The intrinsic value of options (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during the six-month periods ended March 31, 2009 and 2008 was $657 and $4,347, respectively.

The transactions for non-vested options for the six months ended March 31, 2009 were as follows:

		Weighted-average
		grant-date
Non-vested shares	Shares	fair value
Non-vested at September 30, 2008	1,034,868	11.46
Granted	-	-
Vested	(277,484)	10.08
Expired or forfeited	(83,933)	10.31
Non-vested at March 31, 2009	673,451	$13.46

As of March 31, 2009, the total unrecognized compensation cost related to non-vested stock options was approximately $2,035. This cost is expected to be recognized over a weighted-average period of 2.2 years in accordance with the vesting periods of the options.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Dollar amounts in thousands, except per share data)

Note 7.   Share-Based Payments (continued)

The fair value of each restricted stock grant is estimated on the date of grant using a binomial lattice valuation model.  The following table indicates the assumptions used in estimating fair value of restricted stock for the quarters ended March 31, 2009 and 2008.

	Six Months Ended March 31,
	2009	2008
Expected volatility	27.0%	24.0%
Dividend yield	.6%	.6%
Average risk free interest rate	2.4%	3.6%
Average expected term (years)	2.3	2.3

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

Under the Company’s Director Fee Plan, directors who are not also officers of the Company each receive, as an annual retainer fee, either cash or shares of the Company's Class A Common Stock equivalent to $60.  An additional annual retainer fee of $70 is paid to a non-employee Chairman of the Board. Where the annual retainer fee is provided in shares, each director may elect to be paid these shares on a current basis or have such shares credited to a deferred stock account as phantom stock, with such shares to be paid to the director subsequent to leaving the Board.  The value of deferred shares is recorded in other liabilities.  A total of 25,014 shares had been deferred under the Director Fee Plan at March 31, 2009.  Additionally, prior to fiscal 2009 directors who are not also officers of the Company each receive an annual stock-based grant (non-statutory stock options, stock appreciation rights and/or restricted shares) with a value of $50. In fiscal 2009 the value of the stock-based grant is $70. A total of 22,300 stock options have been granted under the plan.  At March 31, 2009, 17,800 options were outstanding and vested. Additionally, 37,210 shares of restricted stock have been granted under the plan, 22,810 of which were unvested at March 31, 2009.  A total of 300,000 shares have been authorized to be issued under the Director Fee Plan.

Note 8.   Earnings Per Share

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008

Net income	$12,742	$20,283	$24,031	$37,714

Weighted-average common shares outstanding	30,314,212	30,972,836	30,403,150	30,989,359
Dilutive securities, stock options and restricted shares	122,928	229,727	181,041	209,521
Diluted weighted-average common shares outstanding	30,437,140	31,202,563	30,584,191	31,198,880

Basic earnings per share	$0.42	$0.66	$0.79	$1.22
Diluted earnings per share	$0.42	$0.65	$0.79	$1.21

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Dollar amounts in thousands, except per share data)

Note 8.   Earnings Per Share (continued)

Options to purchase 1,016,836 of shares of common stock and 7,399 restricted stock shares were not included in the computation of diluted earnings per share for the three-month period ended March 31, 2009 because the inclusion of these options and restricted stock would be anti-dilutive. Options to purchase 771,316 shares of common stock were not included in the computation of diluted earnings per share for the six-month period ended March 31, 2009 because the inclusion of these options would be anti-dilutive.

Note 9.   Pension and Other Postretirement Benefit Plans

The Company provides defined benefit pension and other postretirement plans to certain employees. Net periodic pension and other postretirement benefit cost for the plans included the following:

	Pension		Other Postretirement
Three months ended March 31,	2009	2008	2009	2008

Service cost	$856	$1,016	$143	$146
Interest cost	1,868	1,744	386	348
Expected return on plan assets	(1,900)	(1,836)	-	-
Amortization:
Prior service cost	(9)	4	(322)	(322)
Net actuarial loss	456	317	71	122

Net benefit cost	$1,271	$1,245	$278	$294

	Pension		Other Postretirement
Six months ended March 31,	2009	2008	2009	2008

Service cost	$1,712	$2,032	$286	$292
Interest cost	3,736	3,488	772	696
Expected return on plan assets	(3,800)	(3,672)	-	-
Amortization:
Prior service cost	(18)	8	(644)	(644)
Net actuarial loss	912	634	142	244

Net benefit cost	$2,542	$2,490	$556	$588

Benefit payments under the Company’s principal retirement plan are made from plan assets, while benefit payments under the postretirement benefit plan are made from the Company’s operating funds.  Based on the valuation performed at the plan’s year end in 2008, the Company is not required to make any significant contributions to its principal retirement plan in the 2009 plan year.  However, with the recent unfavorable impact of current market conditions on the plan’s assets, the Company may make a discretionary contribution to its principal retirement plan before September 30, 2009.  As of March 31, 2009, contributions of $446 and $335 have been made under the supplemental retirement plan and postretirement plan, respectively.  The Company currently anticipates contributing an additional $461 and $471 under the supplemental retirement plan and postretirement plan, respectively, for the remainder of fiscal 2009.

On October 1, 2008, the Company adopted the measurement provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”). The measurement date for the Company’s pension and postretirement plans was changed from July 31 to September 30.  Accordingly, an additional pension liability of $577 and postretirement liability of $125, net of tax, was recorded to recognize the additional expense through September 30, with a corresponding adjustment to retained earnings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Dollar amounts in thousands, except per share data)

Note 10.   Income Taxes

Income tax provisions for the Company’s interim periods are based on the effective income tax rate expected to be applicable for the full year. The Company's effective tax rate for the six months ended March 31, 2009 was 34.0%, compared to 34.1% for the first six months of fiscal 2008. The first six months of fiscal 2009 included a one-time reduction in income tax expense of $923 to reflect the Company’s ability to utilize a European tax loss carryover.  The first six months of fiscal 2008 included a reduction in net deferred tax liabilities of $1,900 to reflect the enactment of lower statutory income tax rates in certain European countries.  Excluding the one-time adjustments, the Company’s effective tax rate for the first six months of 2009 was 36.6%, compared to 36.2% for the full fiscal 2008 year. The difference between the Company's effective tax rate and the Federal statutory rate of 35.0% primarily reflected the impact of state and foreign income taxes.

The Company had unrecognized tax benefits (excluding penalties and interest) of $4,060 and $4,370 on March 31, 2009 and September 30, 2008, respectively, all of which, if recorded, would impact the 2009 annual effective tax rate.  It is reasonably possible that the amount of unrecognized tax benefits could decrease by approximately $430 in the next 12 months primarily due to tax examinations and the expiration of statutes related to specific tax positions.

The Company classifies interest and penalties on tax uncertainties as a component of the provision for income taxes. The Company included $206 in interest and penalties in the provision for income taxes for the six months ended March 31, 2009. Total penalties and interest accrued were $2,980 and $2,774 at March 31, 2009 and September 30, 2008, respectively.  These accruals may potentially be applicable in the event of an unfavorable outcome of uncertain tax positions.

The Company is currently under examination in several tax jurisdictions and remains subject to examination until the statute of limitations expires for those tax jurisdictions.  As of March 31, 2009, the tax years that remain subject to examination by major jurisdiction generally are:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Dollar amounts in thousands, except per share data)

Note 11.   Segment Information (continued)

Information about the Company's segments follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Sales to external customers:
Memorialization:
Bronze	$52,711	$60,948	$102,445	$115,114
Casket	54,972	61,397	107,571	117,173
Cremation	8,011	6,425	14,294	12,809
	115,694	128,770	224,310	245,096
Brand Solutions:
Graphics Imaging	55,627	38,511	112,821	73,506
Marking Products	9,517	14,911	21,102	29,618
Merchandising Solutions	16,524	15,635	30,415	31,955
	81,668	69,057	164,338	135,079

	$197,362	$197,827	$388,648	$380,175

Operating profit:
Memorialization:
Bronze	$12,275	$16,918	$21,535	$29,887
Casket	5,414	7,741	11,815	14,767
Cremation	1,297	1,324	2,110	2,371
	18,986	25,983	35,460	47,025
Brand Solutions:
Graphics Imaging	3,102	4,717	5,737	7,459
Marking Products	374	2,282	1,045	3,708
Merchandising Solutions	977	1,410	1,276	2,978
	4,453	8,409	8,058	14,145

	$23,439	$34,392	$43,518	$61,170

Note 12.   Acquisitions

In September 2008, the Company acquired the remaining 20% interest in S+T Gesellschaft fur Reprotechnik GmbH (“S+T GmbH”).  The Company had acquired a 50% interest in S+T GmbH in 1998 and a 30% interest in 2005.

In May 2008, the Company acquired a 78% interest in Saueressig.  Saueressig is headquartered in Vreden, Germany and has its principal manufacturing operations in Germany, Poland and the United Kingdom.  The transaction was structured as an asset purchase with a purchase price of approximately 58.4 million Euros ($91,248), subject to settlement of final working capital adjustments. The cash portion of the transaction was funded principally through borrowings under the Company’s existing credit facilities.  The acquisition is designed to expand Matthews’ products and services in the global graphics imaging market.

In addition, the Company entered into an option agreement related to the remaining 22% interest in Saueressig.  The option agreement contains certain put and call provisions for the purchase of the remaining 22% interest in future years at a price to be determined by a specified formula based on future operating results of Saueressig.  The Company has accounted for this agreement under Emerging Issues Task Force Abstract Topic No. D-98 (“EITF D-98”).  In accordance with EITF D-98, the initial carrying value of minority interest was adjusted to the estimated future purchase

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Dollar amounts in thousands, except per share data)

Note 12.   Acquisitions (continued)

price (“Redemption Value”) of the minority interest, with a corresponding charge to retained earnings. For subsequent periods, the carrying value of minority interest reflected on the Company’s balance sheet will be adjusted for changes in Redemption Value, with a corresponding adjustment to retained earnings.  Under EITF D-98, to the extent Redemption Value in future periods is less than or greater than the estimated fair value of the minority interest, income available to common shareholders in the determination of earnings per share will increase or decrease, respectively, by such amount.  However, income available to common shareholders will only increase to the extent that a decrease was previously recognized.  In any case, net income will not be affected by such amounts. At March 31, 2009, Redemption Value was equal to fair value, and there was no impact on income available to common shareholders.

The Company has made a preliminary assessment of the fair value of the assets acquired and liabilities assumed in the Saueressig acquisition.  Operating results of the acquired business have been included in the consolidated statement of income from the acquisition date forward.

The following table summarizes the fair value of major assets and liabilities of Saueressig at the date of acquisition.

Cash	$504
Trade receivables	22,324
Inventory	11,500
Other current assets	1,013
Property, plant and equipment	68,493
Goodwill	56,254
Intangible assets	14,287
Other assets	3,581
Total assets acquired	177,956

Trade accounts payable	5,016
Debt	53,714
Other liabilities	25,458
Minority interest	2,520
Total liabilities assumed	86,708

Net assets acquired	$91,248

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

The following unaudited pro-forma information presents a summary of the consolidated results of Matthews combined with Saueressig as if the acquisition had occurred on October 1, 2007:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Sales	$197,362	$230,813	$388,648	$447,815
Income before income taxes	20,104	31,795	36,434	56,613
Net income	12,742	20,019	24,031	37,117
Earnings per share	$0.42	$0.64	$0.79	$1.19

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

Note 13.   Goodwill and Other Intangible Assets

Goodwill related to business combinations is not amortized but is subject to annual review for impairment. In general, when the carrying value of a reporting unit exceeds its implied fair value, an impairment loss must be recognized. For purposes of testing for impairment the Company uses a discounted cash flows valuation technique. Intangible assets are amortized over their estimated useful lives unless such lives are considered to be indefinite. A significant decline in cash flows generated from these assets may result in a write-down of the carrying values of the related assets.  The Company performed its annual impairment review in the second quarter of fiscal 2009 and determined that no additional adjustments to the carrying values of goodwill were necessary.

Changes to goodwill, net of accumulated amortization, for the six months ended March 31, 2009, were as follows:

				Graphics	Marking	Merchandising
	Bronze	Casket	Cremation	Imaging	Products	Solutions	Consolidated

Balance at September 30, 2008	$76,787	$121,437	$6,536	$136,154	$9,589	$9,138	$359,641
Additions during period	-	-	2,137	14,456	-	-	16,593
Dispositions	-	-	-	-	-	-	-
Translation and other adjustments	(1,703)	-	98	(11,896)	6	-	(13,495)
Balance at March 31, 2009	$75,084	$121,437	$8,771	$138,714	$9,595	$9,138	$362,739

The addition to Graphics goodwill during the first six months of fiscal 2009 represents the effect of final adjustments to the allocation of purchase price for the Saueressig acquisition. The addition to Cremation goodwill reflects the acquisition of a small cremation equipment manufacturer in Europe.

The following tables summarize the carrying amounts and related accumulated amortization for intangible assets as of March 31, 2009 and September 30, 2008, respectively.

	Carrying	Accumulated
	Amount	Amortization	Net
March 31, 2009:
Trade names	$23,791	$- *	$23,791
Trade names	1,450	(296)	1,154
Customer relationships	34,386	(6,784)	27,602
Copyrights/patents/other	7,325	(4,753)	2,572
	$66,952	$(11,833)	$55,119

September 30, 2008:
Trade names	$25,109	$- *	$25,109
Trade names	2,822	(145)	2,677
Customer relationships	34,477	(5,720)	28,757
Copyrights/patents/other	7,885	(4,518)	3,367
	$70,293	$(10,383)	$59,910
* Not subject to amortization

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Dollar amounts in thousands, except per share data)

Note 13.   Goodwill and Other Intangible Assets (continued)

The change in intangible assets during the quarter ended March 31, 2009 was due to the impact of fluctuations in foreign currency exchange rates on intangible assets denominated in foreign currencies and additional amortization.

Amortization expense on intangible assets was $1,048 and $740 for the three-month periods ended March 31, 2009 and 2008, respectively. For the six-month periods ended March 31, 2009 and 2008, amortization expense was $2,111 and    $1,048, respectively.  The remaining amortization expense is estimated to be $2,019 in 2009, $3,271 in 2010, $2,938 in 2011, $2,530 in 2012 and $2,285 in 2013.

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

In December 2008, April 2009, the FASB issued FASB Staff Position (“FSP”) Statement No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets”, (“FSP FAS 132(R)-1”). FSP FAS 132(R)-1 enhances disclosures regarding assets in defined benefit pension or other postretirement plans. The Statement is effective for fiscal years ending after December 31, 2009.  Earlier application of this statement is permitted. The Company is currently evaluating the impact of the adoption of FSP FAS 132(R)-1.

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board ("APB") 28-1, "Interim Disclosures about Fair Value of Financial Instruments." FSP FAS 107-1 and APB 28-1 amends SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. It also amends APB Opinion No. 28, "Interim Financial Reporting," to require those disclosures in summarized financial information at interim reporting periods. The Statement is effective for interim reporting periods ending after June 15, 2009.  The Company is currently evaluating the impact of the adoption of FSP FAS 107-1 and APB 28-1.

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

Results of Operations:

The following table sets forth certain income statement data of the Company expressed as a percentage of net sales for the periods indicated.

	Six months ended		Years ended
	March 31,		September 30,
	2009	2008	2008	2007
Sales	100.0%	100.0%	100.0%	100.0%
Gross profit	36.3%	40.0%	39.5%	37.4%
Operating profit	11.2%	16.1%	16.2%	14.9%
Income before taxes	9.4%	15.1%	14.9%	13.8%
Net income	6.2%	9.9%	9.7%	8.6%

Sales for the six months ended March 31, 2009 were $388.6 million, compared to $380.2 million for the six months ended March 31, 2008.  The increase resulted principally from the acquisition of a 78% interest in Saueressig GmbH & Co. KG (“Saueressig”) in May 2008.  Saueressig reported sales of $50.2 million for the current period.  Excluding this acquisition, consolidated sales were lower than a year ago reflecting declines in most of the Company’s other operations, which were principally due to the downturn in global economies.   Additionally, for the six months ended March 31, 2009, changes in foreign currency values against the U.S. dollar had an unfavorable impact of approximately $8.9 million on the Company’s consolidated sales compared to the six months ended March 31, 2008.

In the Memorialization businesses, Bronze segment sales for the first six months of fiscal 2009 were $102.4 million compared to $115.1 million for the first six months of fiscal 2008.  The decrease primarily reflected a decline in the volume of memorial product sales and decreases in the value of foreign currencies against the U.S. dollar.  Sales for the Casket segment were $107.6 million for the first six months of fiscal 2009 compared to $117.2 million for the same period in fiscal 2008.  The decrease resulted principally from lower unit volume and a decline in product mix.  Sales for the Cremation segment were $14.3 million for the first half of fiscal 2009 compared to $12.8 million for the same period a year ago.  The increase primarily reflected the acquisition of a small cremation equipment manufacturer in Europe.  In the Company’s Brand Solutions businesses, sales for the Graphics Imaging segment in the first half of fiscal 2009 were

$112.8 million, compared to $73.5 million for the same period a year ago.  The increase resulted from the Saueressig acquisition.  Excluding this acquisition, sales were lower in most of the segment’s other operations as a result of weak economic conditions and decreases in the value of foreign currencies against the U.S. dollar.  Marking Products segment sales for the six months ended March 31, 2009 were $21.1 million, compared to $29.6 million for the first six months of fiscal 2008.  The decrease was principally due to lower product demand in the U.S. and foreign markets, reflecting a decline in industrial capital spending and lower sales of consumables.  In addition, Marking Products sales were unfavorably affected by a decrease in the value of foreign currencies against the U.S. dollar.  Sales for the Merchandising Solutions segment were $30.4 million for the first half of fiscal 2009, compared to $32.0 million for the same period a year ago.  The decrease principally reflected a decline in volume, also resulting from the downturn in the U.S. economy.

Gross profit for the six months ended March 31, 2009 was $141.0 million, compared to $152.2 million for the six months ended March 31, 2008.  Consolidated gross profit as a percent of sales decreased from 40.0% for the first half of fiscal 2008 to 36.3% for the first six months of fiscal 2009.   The decrease in consolidated gross profit primarily reflected the impact of lower sales (excluding sales from acquired companies), a decrease in the value of foreign currency values against the U.S. dollar, and unusual charges in several of the Company’s segments totaling approximately $5.8 million.  The special charges included severance and other expenses related to the consolidation of certain Bronze segment production facilities, and severance charges in several of the Company’s other segments.

Selling and administrative expenses for the six months ended March 31, 2009 were $97.5 million, compared to $91.1 million for the first half of fiscal 2008.  Consolidated selling and administrative expenses as a percent of sales were 25.1% for the six months ended March 31, 2009, compared to 23.9% for the same period last year.  The increases in costs and percentage of sales primarily resulted from the Saueressig acquisition, an increase in bad debt expense, and severance expenses related to cost structure initiatives, partially offset by the benefit of cost reduction activities in several of the Company’s segments. Unusual changes included in selling and administrative expenses totaled $4.9 million of the first six months of fiscal 2009.

Operating profit for the six months ended March 31, 2009 was $43.5 million, compared to $61.2 million for the six months ended March 31, 2008.  Operating profit for the first six months of fiscal 2009 included unusual charges of approximately $10.7 million and the unfavorable impact of foreign currencies against the U.S. dollar of approximately $1.9 million.  Bronze segment operating profit for the first half of fiscal 2009 was $21.5 million, compared to $29.9 million for the same period in fiscal 2008.  The decrease principally reflected the impact of lower sales and decreases in the value of foreign currencies against the U.S. dollar.  Additionally, Bronze segment operating profit included unusual charges of $5.5 million, principally related to facilities consolidations.  Operating profit for the Casket segment for the first six months of fiscal 2009 was $11.8 million, compared to $14.8 million for the first half of fiscal 2008.  The decrease resulted from lower sales and unusual charges of $2.4 million which were principally related to an increase in bad debt expense and severance expenses.  Cremation segment operating profit for the six months ended March 31, 2009 was $2.1 million, compared to $2.4 million for the same period a year ago.  The decrease primarily reflected higher material costs and unusual charges of $183,000, partially offset by the acquisition of a small cremation equipment manufacturer.  The Graphics Imaging segment operating profit for the six months ended March 31, 2009 was $5.7 million, compared to $7.5 million for the six months ended March 31, 2008.  The decrease resulted primarily from lower sales, the unfavorable effect of exchange rate changes, and unusual charges totaling $1.8 million that related primarily to the impact of severance expenses and Saueressig acquisition integration expenses.  Operating profit for the Marking Products segment for the first six months of fiscal 2009 was $1.0 million, compared to $3.7 million for the same period a year ago.  The decrease primarily reflected lower sales and unusual charges of $467,000.  The Merchandising Solutions segment operating profit was $1.3 million for the six months ended March 31, 2009, compared to $3.0 million for the same period in fiscal 2008.  The decrease primarily reflected lower sales and unusual charges of $297,000.

Investments yielded a net loss of $695,000 for the six months ended March 31, 2009, compared to investment income of $1.0 million for the six months ended March 31, 2008.  The fiscal 2009 investment loss reflects lower investment performance, and includes unusual charges of approximately $1.2 million, representing unrealized losses in the value of investments held in long-term trusts for certain employee benefit plans.  Interest expense for the first half of fiscal 2009 was $6.3 million, compared to $4.0 million for the same period last year.  The increase in interest expense primarily reflected higher debt levels during the first half of fiscal 2009 compared to the same period a year ago, resulting from the acquisition of Saueressig in May 2008.

Other income, net, for the six months ended March 31, 2009 was $3,000, compared to $368,000 for the same period last year.  Minority interest deduction was $98,000 for the first half of fiscal 2009, compared to $1.3 million for the same period in fiscal 2008.  The change in minority interest principally reflected the Company’s purchase of the remaining interest in one of its less than wholly-owned German subsidiaries in September 2008.

The Company's effective tax rate for the six months ended March 31, 2009 was 34.0%, compared to 34.1% for the same period last year.    The tax rate for the six-month period in fiscal 2009 included the impact of a $923,000 reduction in income tax expense to reflect the Company’s ability to utilize a tax loss carryover in Europe.  The tax rate for the first half of fiscal 2008 reflected the impact of a $1.9 million reduction in net deferred tax liabilities to reflect the enactment of lower statutory income tax rates in certain European countries.  Excluding the one-time adjustments to income taxes in fiscal 2009 and 2008, the Company’s effective tax rate was 36.6% for the first six months of fiscal 2009, compared to 36.2% for the full fiscal 2008 year.  The difference between the Company's effective tax rate and the Federal statutory rate of 35.0% primarily reflected the impact of state and foreign income taxes.

Goodwill:

Goodwill related to business combinations is not amortized, but is subject to annual review for impairment.  In general, when the carrying value of a reporting unit exceeds its implied fair value, an impairment loss must be recognized.  For purposes of testing for impairment, the Company uses a combination of valuation techniques, including discounted cash flows.  The Company performed its annual impairment review in the second quarter of fiscal 2009 and determined that no additional adjustments to the carrying values of goodwill were necessary at March 31, 2009.

Liquidity and Capital Resources:

Net cash provided by operating activities was $44.7 million for the six months ended March 31, 2009, compared to $55.8 million for the first six months of fiscal 2008.  Operating cash flow for both periods primarily reflected net income adjusted for non-cash charges (depreciation, amortization, stock-based compensation expense and an increase in minority interest), and changes in working capital.

Cash used in investing activities was $9.9 million for the six months ended March 31, 2009, compared to $9.8 million for the six months ended March 31, 2008.  Investing activities for the first six months of fiscal 2009 primarily included capital expenditures of $6.6 million and purchases of investments of $2.6 million.  Investing activities for the first six months of fiscal 2008 primarily included capital expenditures of $4.5 million and purchases of investments of $4.2 million.

Capital expenditures reflected reinvestment in the Company's business segments and were made primarily for the purchase of new manufacturing machinery, equipment and facilities designed to improve product quality, increase manufacturing efficiency, lower production costs and meet regulatory requirements.  Capital expenditures for the last three fiscal years were primarily financed through operating cash.  Capital spending for property, plant and equipment has averaged $17.4 million for the last three fiscal years.  Although the approved capital budget for fiscal 2009 is $26.7 million, the Company expects capital expenditures to be less than $20 million in fiscal 2009.  The Company expects to generate sufficient cash from operations to fund all anticipated capital spending projects.

Cash used in financing activities for the six months ended March 31, 2009 was $28.9 million, primarily reflecting treasury stock purchases of $23.1 million, proceeds of $1.1 million from the sale of treasury stock (stock option exercises), payment of dividends of $4.1 million to the Company's shareholders and distributions of $2.3 million to minority interests.  Cash used in financing activities for the six months ended March 31, 2008 was $27.9 million, primarily reflecting net repayments of long-term debt of $20.1 million, treasury stock purchases of $9.1 million, proceeds of $5.4 million from the sale of treasury stock (stock option exercises), a tax benefit of $911,000 from exercised stock options, payment of dividends of $3.7 million to the Company's shareholders and distributions of $1.2 million to minority interests.

The Company has a domestic Revolving Credit Facility with a syndicate of financial institutions.  The maximum amount of borrowings available under the facility is $225.0 million and the facility’s maturity is September 2012. Borrowings under the facility bear interest at LIBOR plus a factor ranging from ..40% to .80% based on the Company’s leverage ratio.  The leverage ratio is defined as net indebtedness divided by EBITDA (earnings before interest, taxes, depreciation and amortization).  The Company is required to pay an annual commitment fee ranging from .15% to .25% (based on the Company’s leverage ratio) of the unused portion of the facility.  The Revolving Credit Facility requires the Company to maintain certain leverage and interest coverage ratios.  A portion of the facility (not to exceed $20 million) is available for the issuance of trade and standby letters of credit.  Outstanding borrowings on the Revolving Credit Facility at March 31, 2009 and September 30, 2008 were $188.3 million and $172.5 million, respectively.  The weighted-average interest rate on outstanding borrowings at March 31, 2009 and 2008 was 3.92% and 4.60%, respectively.

The Company has entered into the following interest rate swaps:

Date	Initial Amount	Fixed Interest Rate	Interest Rate Spread at March 31, 2008	Equal Quarterly Payments	Maturity Date
April 2004	$50 million	2.66%	.60%	$2.5 million	April 2009
September 2005	50 million	4.14	.60	3.3 million	April 2009
August 2007	15 million	5.07	.60	-	April 2009
August 2007	10 million	5.07	.60	-	April 2009
September 2007	25 million	4.77	.60	-	September 2012
May 2008	40 million	3.72	.60	-	September 2012
October 2008	20 million	3.21	.60	-	October 2010
October 2008	20 million	3.46	.60	-	October 2011

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

The fair value of the interest rate swaps reflected an unrealized loss of $7.3 million ($4.4 million after tax) at March 31, 2009 that is included in shareholders’ equity as part of accumulated other comprehensive income.  Assuming market rates remain constant with the rates at March 31, 2009, approximately $1.6 million of the $4.4 million loss included in accumulated other comprehensive income is expected to be recognized in earnings as interest expense over the next twelve months.

The Company, through its wholly-owned subsidiary, Matthews International GmbH (“MIGmbH”), has a credit facility with a bank for borrowings up to 25.0 million Euros ($33.2 million).  At March 31, 2009, outstanding borrowings under the credit facility totaled 18.0 million Euros ($23.9 million).  The weighted-average interest rate on outstanding MIGmbH related borrowings at March 31, 2009 and 2008 was 2.93% and 5.11%, respectively.

The Company, through its German subsidiary, Saueressig, has several loans with various European banks.  Outstanding borrowings under these loans totaled 10.9 million Euros ($14.5 million) at March 31, 2009 and 11.6 million Euros ($16.3 million) at September 30, 2008.  The weighted-average interest rate on outstanding borrowings of Saueressig at March 31, 2009 was 5.82%.

The Company, through its wholly-owned subsidiary, Matthews International S.p.A., has several loans with various Italian banks.  Outstanding borrowings on these loans totaled 13.8 million Euros ($18.3 million) at March 31, 2009 and 15.3 million Euros ($21.6 million) at September 30, 2008.  Matthews International S.p.A. also has three lines of credit totaling approximately 8.4 million Euros ($11.2 million) with the same Italian banks.  Outstanding borrowings on these lines were 2.4 million Euros ($3.2 million) at March 31, 2009 and 2.3 million Euros ($3.3 million) at September 30, 2008.   The weighted-average interest rate on outstanding borrowings of Matthews International S.p.A. at March 31, 2009 and 2008 was 3.82% and 3.26%, respectively.

The Company has a stock repurchase program, which was initiated in 1996.  Under the program, the Company's Board of Directors had authorized the repurchase of a total of 12,500,000 shares (adjusted for stock splits) of Matthews common stock, of which 12,098,272 shares have been repurchased as of March 31, 2009. The buy-back program is designed to increase shareholder value, enlarge the Company's holdings of its common stock, and add to earnings per share.  Repurchased shares may be retained in treasury, utilized for acquisitions, or reissued to employees or other purchasers, subject to the restrictions of the Company’s Articles of Incorporation.

Consolidated working capital of the Company was $151.6 million at March 31, 2009, compared to $141.4 million at September 30, 2008.  Cash and cash equivalents were $49.6 million at March 31, 2009, compared to $50.7 million at September 30, 2008.  The Company's current ratio was 2.1 at March 31, 2009, compared to 1.9 at September 30, 2008.

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

At March 31, 2009, an accrual of approximately $7.7 million had been recorded for environmental remediation (of which $844,000 was classified in other current liabilities), representing management's best estimate of the probable and reasonably estimable costs of the Company's known remediation obligations.  The accrual, which reflects previously established reserves assumed with the acquisition of York and additional reserves recorded as a purchase accounting adjustment, does not consider the effects of inflation and anticipated expenditures are not discounted to their present value.  Changes in the accrued environmental remediation obligation from the prior fiscal year reflect payments charged against the accrual.  While final resolution of these contingencies could result in costs different than current accruals, management believes the ultimate outcome will not have a significant effect on the Company's consolidated results of operations or financial position.

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

Forward-Looking Information:

The Company’s long-term objective with respect to operating performance is to increase annual earnings per share in the range of 12% to 15% annually.  For the past ten fiscal years, the Company has achieved an average annual increase in earnings per share of approximately 14.7%.

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

The most significant factor impacting fiscal 2009 is the severity of the slowdown in the U.S. and global economies, which unfavorably affected sales and profits in both the Memorialization and Brand Solutions businesses in the first half of fiscal 2009.  Additionally, the strengthening of the U.S. dollar unfavorably impacted fiscal 2009 reported results for the Company’s overseas operations, when compared to fiscal 2008.

The decline in global economies is expected to continue to impact the Company’s operating results, especially in the near term.  Buying patterns of customers in both the Memorialization and Brand Solutions businesses have been affected by the current recession, impacting unit volume, net pricing and product mix in all of the Company’s operating segments. All of our businesses are continuing their efforts to adjust cost structures, to the degree practical, to better align with current revenue run rates to mitigate some of the economy’s impact.  For this reason, we expect further unusual charges in the coming quarters.

In March 2009, the company issued an update to its earnings guidance for fiscal 2009, projecting only a modest decline (less than 8%) in earnings per share from fiscal 2008, excluding unusual items from both periods.  Based upon the results for the first six months of fiscal 2009 and current projections for the remainder of the fiscal year, the Company is maintaining its updated guidance at this time. Finally, assuming market conditions improve, the Company continues to target its long-term growth rate in the range of 12% to 15%.

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

	Payments due in fiscal year:
		2009			After
	Total	Remainder	2010 to 2011	2012 to 2013	2013
Contractual Cash Obligations:	(Dollar amounts in thousands)
Revolving credit facilities	$212,248	$5,833	$-	$206,415	$-
Notes payable to banks	34,643	3,070	13,142	13,758	4,673
Short-term borrowings	3,174	3,174	-	-	-
Capital lease obligations	8,697	1,625	5,641	1,431	-
Other	1,252	1,252	-	-	-
Non-cancelable operating leases	20,907	3,706	10,466	5,263	1,472

Total contractual cash obligations	$280,921	$18,660	$29,249	$226,867	$6,145

A significant portion of the loans included in the table above bear interest at variable rates.  At March 31, 2009, the weighted-average interest rate was 3.92% on the Company’s domestic Revolving Credit Facility, 2.93% on the credit facility through the Company’s German subsidiaries, 3.82% on bank loans to the Company’s wholly-owned subsidiary, Matthews International S.p.A., and 5.82% on bank loans to its majority-owned subsidiary, Saueressig.

Benefit payments under the Company’s principal retirement plan are made from plan assets, while benefit payments under the supplemental retirement plan and postretirement benefit plan are funded from the Company’s operating cash. Based on the valuation performed at the plan’s year end in 2008, the Company is not required to make any significant contributions to its principal retirement plan in the 2009 plan year.  However, with the recent unfavorable impact of current market conditions on the plan’s assets, the Company may make a discretionary contribution to its principal retirement plan before September 30, 2009.  As of March 31, 2009, contributions of $446,000 and $335,000 have been made under the supplemental retirement plan and postretirement plan, respectively. The Company currently anticipates contributing an additional $461,000 and $471,000 under the supplemental retirement plan and postretirement plan, respectively, for the remainder of fiscal 2009.

In connection with its acquisition of a 78% interest in Saueressig, the Company entered into an option agreement related to the remaining 22% interest.  The option agreement contains certain put and call provisions for the purchase of the remaining 22% interest in future years at a price to be determined by a specified formula based on future operating results of Saueressig.  The Company has recorded an estimate of $27.8 million in “Minority interest and minority interest arrangement” in the Consolidated Balance Sheets as of March 31, 2009 and September 30, 2008 representing the current estimate of the future purchase price.  The timing of the exercise of the put and call provisions is not presently determinable.

Unrecognized tax benefits are positions taken, or expected to be taken, on an income tax return that may result in additional payments to tax authorities.  If a tax authority agrees with the tax position taken, or expected to be taken, or the applicable statute of limitations expires, then additional payments will not be necessary.  The Company had unrecognized tax benefits, excluding penalties and interest, of approximately $4.1 million and $4.4 million at March 31, 2009 and September 30, 2008, respectively.  The timing of potential future payments related to the unrecognized tax benefits is not presently determinable.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”).  SFAS No. 161 amends and expands the disclosure requirements of FASB Statement 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) to require qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit risk-related contingent features in derivative agreements.  The Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  See Note 5 to the Consolidated Financial Statements for disclosures required by SFAS No. 161.

In December 2008, April 2009, the FASB issued FASB Staff Position (“FSP”) Statement No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets”, (“FSP FAS 132(R)-1”). FSP FAS 132(R)-1 enhances disclosures regarding assets in defined benefit pension or other postretirement plans. The Statement is effective for fiscal years ending after December 31, 2009.  Earlier application of this statement is permitted. The Company is currently evaluating the impact of the adoption of FSP FAS 132(R)-1.

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board ("APB") 28-1, "Interim Disclosures about Fair Value of Financial Instruments." FSP FAS 107-1 and APB 28-1 amends SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. It also amends APB Opinion No. 28, "Interim Financial Reporting," to require those disclosures in summarized financial information at interim reporting periods. The Statement is effective for interim reporting periods ending after June 15, 2009.  The Company is currently evaluating the impact of the adoption of FSP FAS 107-1 and APB 28-1.

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

The fair value of the interest rate swaps reflected an unrealized loss of $7.3 million ($4.4 million after tax) at March 31, 2009 that is included in equity as part of accumulated other comprehensive income.  A decrease of 10% in market interest rates (i.e. a decrease from 5.0% to 4.5%) would result in an increase of approximately $1.6 million in the fair value liability of the interest rate swaps.

Commodity Price Risks - In the normal course of business, the Company is exposed to commodity price fluctuations related to the purchases of certain materials and supplies (such as bronze ingot, steel, wood and photopolymers) used in its manufacturing operations. The Company obtains competitive prices for materials and supplies when available.

Foreign Currency Exchange Rates - The Company is subject to changes in various foreign currency exchange rates, including the Euro, the British Pound, Canadian dollar, Australian dollar, Swedish Krona and the Chinese Yuan in the conversion from local currencies to the U.S. dollar of the reported financial position and operating results of its non-U.S. based subsidiaries.  A strengthening of the U. S. dollar of 10% would have resulted in a decrease in sales of $12.9 million and a decrease in operating income of $1,086,000 for the six months ended March 31, 2009.

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

Management, under the supervision and with the participation of our Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures in effect as of March 31, 2009. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2009, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that material information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, and that such information is recorded, summarized and properly reported within the appropriate time period, relating to the Company and its consolidated subsidiaries, required to be included in the Exchange Act reports, including this Quarterly Report on Form 10-Q.

There have been no changes in the Company’s internal controls over financial reporting that occurred during the fiscal quarter ended March 31, 2009  that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2.                      Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Stock Repurchase Plan

The Company has a stock repurchase program, which was initiated in 1996.  Under the program, the Company's Board of Directors had authorized the repurchase of a total of 12,500,000 shares (adjusted for stock splits) of Matthews common stock, of which 12,098,272 shares have been repurchased as of March 31, 2009.  All purchases of the Company’s common stock during the first six months of fiscal 2009 were part of the repurchase program.

The following table shows the monthly fiscal 2009 stock repurchase activity:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced plan	Maximum number of shares that may yet be purchased under the plan

October 2008	295,000	$43.14	295,000	721,994
November 2008	40,266	35.45	40,266	681,728
December 2008	45,000	37.64	45,000	636,728
January 2009	10,000	33.66	10,000	626,728
February 2009	52,500	35.43	52,500	574,228
March 2009	172,500	29.49	172,500	401,728
Total	615,266	$37.60	615,266

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of the Shareholders of Matthews International Corporation was held on February 19, 2009.  A total of 30,646,021 shares of Class A Common Stock were eligible to vote at such meeting.

The matters voted upon at such meeting were as follows:

1.   Election of Directors:

The following individuals were nominated for election to the Board of Directors for a term expiring at the Annual Meeting of Shareholders in the year indicated.

	Term		Votes
Nominee	Expiration	Votes For	Withheld
William J. Stallkamp	2010	28,191,976	643,330
Joseph C. Bartolacci	2012	28,247,072	588,234
Katherine E. Dietze	2012	28,691,533	143,773
Glenn R. Mahone	2012	15,235,936	13,599,370

The nominations were made by the Board of Directors and no other nominations were made by any shareholder.  The nominees had currently been members of the Board of Directors at the date of the Annual Meeting.

The terms of the following additional directors continued after the meeting:  R. G. Neubert, J. P. O’Leary Jr.,
M. Schlatter, and J.D. Turner.

2.	Adoption of Matthews International Corporation 2008 Management Incentive Plan:

The shareholders voted to ratify the adoption of the 2008 Management Incentive Plan adopted by the Company’s Board of Directors on November 13, 2008.

Votes For	Votes Against	Votes Abstained	Non Votes
23,809,787	1,662,001	417,590	2,945,928

3.	Selection of Auditors:

     The shareholders voted to ratify the appointment by the Audit Committee of the Board of Directors of PricewaterhouseCoopers LLP as independent registered public accountants to audit the records of the Company for the fiscal year ending September 30, 2009.

Votes For	Votes Against	Votes Abstained
27,711,885	1,092,894	30,527

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit
	No.	Description
	31.1	Certification of Principal Executive Officer for Joseph C. Bartolacci
	31.2	Certification of Principal Financial Officer for Steven F. Nicola
	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Joseph C. Bartolacci.
	32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Steven F. Nicola.

(b)	Reports on Form 8-K

On January 23, 2009, Matthews filed a Current Report on Form 8-K under Item 2.02 in connection with a press release announcing its earnings for the first fiscal quarter of 2009.

On March 23, 2009, Matthews filed a Current Report on Form 8-K under Item 8.01 in connection with a press release announcing an update to the Company’s earnings guidance for the year ending September 30, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATTHEWS INTERNATIONAL CORPORATION
(Registrant)

Date: May 6, 2009	/s/ Joseph C. Bartolacci
Joseph C. Bartolacci, President
and Chief Executive Officer

Date: May 6, 2009	/s/ Steven F. Nicola
Steven F. Nicola, Chief Financial Officer,
Secretary and Treasurer