Form 10-Q
period 2009-06-30
MATTHEWS INTERNATIONAL CORP
filed 2009-08-05
CIK 63296

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-Q

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Quarterly Period Ended June 30, 2009

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

As of July 31, 2009, shares of common stock outstanding were:

Class A Common Stock 30,339,498 shares

PART I - FINANCIAL INFORMATION
MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands, except per share data)

	June 30, 2009		September 30, 2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents		$51,893		$50,667
Short-term investments		62		62
Accounts receivable, net		136,751		145,288
Inventories		94,248		96,388
Deferred income taxes		1,308		1,271
Other current assets		12,127		9,439

Total current assets		296,389		303,115

Investments		12,515		10,410
Property, plant and equipment: Cost	294,083		288,865
Less accumulated depreciation	(159,339)		(143,127)
		134,744		145,738
Deferred income taxes		20,936		17,714
Other assets		19,181		17,754
Goodwill		374,443		359,641
Other intangible assets, net		55,674		59,910

Total assets		$913,882		$914,282

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Long-term debt, current maturities		$14,309		$35,144
Accounts payable		25,937		26,647
Accrued compensation		33,882		40,188
Accrued income taxes		15,480		12,075
Other current liabilities		42,298		47,656

Total current liabilities		131,906		161,710

Long-term debt		238,812		219,124
Accrued pension		19,833		17,208
Postretirement benefits		22,366		20,918
Deferred income taxes		10,558		10,594
Environmental reserve		6,579		7,382
Other liabilities and deferred revenue		15,178		12,500
Total liabilities		445,232		449,436

Minority interest and minority interest arrangement		29,208		30,891

Shareholders' equity:
Common stock	36,334		36,334
Additional paid-in capital	45,987		47,250
Retained earnings	546,274		511,130
Accumulated other comprehensive income	(11,022)		(2,979)
Treasury stock, at cost	(178,131)		(157,780)
		439,442		433,955

Total liabilities and shareholders' equity		$913,882		$914,282

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollar amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Sales	$192,047	$219,270	$580,695	$599,445
Cost of sales	(116,581)	(132,351)	(364,260)	(360,304)

Gross profit	75,466	86,919	216,435	239,141

Selling and administrative expenses	(45,656)	(50,185)	(143,107)	(141,237)

Operating profit	29,810	36,734	73,328	97,904

Investment income	1,324	392	629	1,395
Interest expense	(2,759)	(2,648)	(9,053)	(6,682)
Other income (loss), net	80	(122)	83	246
Minority interest	(901)	(785)	(999)	(2,052)

Income before income taxes	27,554	33,571	63,988	90,811

Income taxes	(9,486)	(12,193)	(21,889)	(31,719)

Net income	$18,068	$21,378	$42,099	$59,092

Earnings per share:
Basic	$0.60	$0.69	$1.39	$1.91

Diluted	$0.60	$0.69	$1.38	$1.90

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollar amounts in thousands, except per share data)

	Nine Months Ended
	June 30,
	2009	2008

Cash flows from operating activities:
Net income	$42,099	$59,092
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,118	17,200
Net loss on sale of assets	393	405
Minority interest	999	2,052
Stock-based compensation expense	4,358	3,821
Change in deferred taxes	(1,757)	(1,875)
Changes in working capital items	(1,017)	3,990
Increase in other assets	(1,426)	(3,780)
Decrease in other liabilities	(833)	(283)
Increase (decrease) in pension and postretirement benefits	3,561	(2,117)

Net cash provided by operating activities	69,495	78,505

Cash flows from investing activities:
Capital expenditures	(11,556)	(7,867)
Proceeds from sale of assets	311	922
Acquisitions, net of cash acquired	(4,843)	(90,919)
Purchases of investments	(2,615)	(4,177)
Proceeds from disposition of investments	-	5,457

Net cash used in investing activities	(18,703)	(96,584)

Cash flows from financing activities:
Proceeds from long-term debt	45,156	114,246
Payments on long-term debt	(56,309)	(68,343)
Proceeds from the sale of treasury stock	1,143	6,631
Purchases of treasury stock	(27,348)	(25,889)
Tax benefit of exercised stock options	98	992
Dividends	(6,078)	(5,581)
Distributions to minority interests	(2,291)	(1,330)

Net cash (used in) provided by financing activities	(45,629)	20,726

Effect of exchange rate changes on cash	(3,937)	4,206

Net increase in cash and cash equivalents	$1,226	$6,853

Non-cash investing and financing activities:
Capital expenditures financed by capital leases	$5,130	$-

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
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

The Company has manufacturing and marketing facilities in the United States, Mexico, Canada, Europe, Australia and China.

Note 2.   Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information for commercial and industrial companies and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the nine months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2008.  The consolidated financial statements include all domestic and foreign subsidiaries in which the Company maintains an ownership interest and has operating control.  All intercompany accounts and transactions have been eliminated.

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

Level 2:                      Inputs other than quoted prices included within level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3:                      Unobservable inputs for the asset or liability.

As of June 30, 2009, the fair values of the Company’s assets and liabilities measured on a recurring basis are categorized as follows:

	Level 1	Level 2	Level 3	Total
Assets:
Short term investments	$62	-	-	$62
Trading securities	9,950	-	-	9,950
Total assets at fair value	$10,012	-	-	$10,012

Liabilities:
Derivatives, net of tax of $2,158 (1)	-	$3,376	-	$3,376
Total liabilities at fair value	-	$3,376	-	$3,376

(1) Interest rate swaps are valued based on observable market swap rates and are classified within Level 2 of the fair value hierarchy.

Note 4.   Inventories

Inventories consisted of the following:

	June 30, 2009	September 30, 2008

Materials and finished goods	$82,049	$84,925
Labor and overhead in process	12,199	11,463
	$94,248	$96,388

Note 5.   Debt

The Company has a domestic Revolving Credit Facility with a syndicate of financial institutions.  The maximum amount of borrowings available under the facility is $225,000 and the facility’s maturity is September 2012. Borrowings under the facility bear interest at LIBOR plus a factor ranging from .40% to ..80% based on the Company’s leverage ratio.  The leverage ratio is defined as net indebtedness divided by EBITDA (earnings before interest, taxes, depreciation and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Dollar amounts in thousands, except per share data)

Note 5.   Debt  (continued)

amortization).  The Company is required to pay an annual commitment fee ranging from .15% to .25% (based on the Company’s leverage ratio) of the unused portion of the facility.   The Revolving Credit Facility requires the Company to
maintain certain leverage and interest coverage ratios.  A portion of the facility (not to exceed $20,000) is available for the issuance of trade and standby letters of credit.  Outstanding borrowings on the Revolving Credit Facility at June 30, 2009 were $177,500.  The weighted-average interest rate on outstanding borrowings at June 30, 2009 and 2008 was 3.95% and 4.38%, respectively.

The Company has entered into the following interest rate swaps:

Date	Initial Amount	Fixed Interest Rate	Interest Rate Spread at June 30, 2009	Maturity Date
September 2007	25,000	4.77	.60	September 2012
May 2008	40,000	3.72	.60	September 2012
October 2008	20,000	3.21	.60	October 2010
October 2008	20,000	3.46	.60	October 2011

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

The fair value of the interest rate swaps reflected an unrealized loss of $5,534 ($3,376 after tax) at June 30, 2009 that is included in shareholders’ equity as part of accumulated other comprehensive income.  Assuming market rates remain constant with the rates at June 30, 2009, approximately $1,302 of the $3,376 loss included in accumulated other comprehensive income is expected to be recognized in earnings as an adjustment to interest expense over the next twelve months.

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

At June 30, 2009 and September 30, 2008, the interest rate swap contracts were reflected as a liability on the balance sheets.  The following derivatives are designated as hedging instruments under SFAS No. 133:

Liability Derivatives
Balance Sheet Location:	June 30, 2009	September 30, 2008
Current liabilities:
Other current liabilities	$2,135	$580
Long-term liabilities
Other accrued liabilities and deferred revenue	3,399	760
Total derivatives	$5,534	$1,340

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Dollar amounts in thousands, except per share data)

Note 5.  Debt (continued)

The income recognized on derivatives was as follows:

Derivatives in	Location of
Statement 133	Gain or (Loss)	Amount of		Amount of
Fair Value	Recognized in	Gain or (Loss)		Gain or (Loss)
Hedging	Income on	Recognized in Income		Recognized in Income
Relationships	Derivative	on Derivatives		on Derivatives
		Three Months ended June 30,		Nine months ended June 30,
		2009	2008	2009	2008

Interest rate swaps	Interest expense	$(1,110)	$(319)	$(2,555)	$(46)

The Company recognized the following gains or losses in accumulated other comprehensive income (“OCI”):

Location of
Gain or
(Loss)
			Reclassified	Amount of Gain or (Loss)
Derivatives in			from	Reclassified from
Statement	Amount of Gain or		Accumulated	Accumulated OCI into
133	(Loss) Recognized in		OCI into	Income
Cash Flow	OCI on Derivatives		Income	(Effective Portion*)
Hedging Relationships	June 30,2009	September 30, 2008	(Effective Portion*)	June 30, 2009	September 30, 2008

Interest rate swaps	$(3,376)	$(817)	Interest expense	$(1,559)	$166

*There is no ineffective portion or amount excluded from effectiveness testing.

The Company, through certain of its German subsidiaries, has a credit facility with a European bank.  The maximum amount of borrowings available under this facility was 25.0 million Euros ($35,073).  Outstanding borrowings under the credit facility totaled 19.7 million Euros ($27,567) at June 30, 2009.  The weighted-average interest rate on outstanding borrowings under this facility at June 30, 2009 and 2008 was 2.74% and 5.88%, respectively.

The Company, through its German subsidiary, Saueressig GmbH & Co. KG (“Saueressig”), has several loans with various European banks.  At June 30, 2009, outstanding borrowings under these loans totaled 10.6 million Euros ($14,872).  The weighted-average interest rate on outstanding borrowings of Saueressig at June 30, 2009 and 2008 was 5.84% and 5.76%, respectively.

The Company, through its wholly-owned subsidiary, Matthews International S.p.A., has several loans with various Italian banks.  Outstanding borrowings on these loans totaled 13.0 million Euros ($18,274) at June 30, 2009.  Matthews International S.p.A. also has three lines of credit totaling 8.4 million Euros ($11,784) with the same Italian banks.  Outstanding borrowings on these lines were 2.3 million Euros ($3,258) at June 30, 2009.  The weighted-average interest rate on outstanding Matthews International S.p.A. borrowings at June 30, 2009 and 2008 was 3.80% and 3.92%, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Dollar amounts in thousands, except per share data)

Note 5.  Debt (continued)

As of June 30, 2009, the fair value of the Company’s long-term debt, including current maturities, was as follows:

	Carrying Value included
	in the Balance Sheet	Fair Value

Long term debt, including current maturities	$253,121	$224,621

Fair value was calculated using a discounted cash flow model and estimates of current interest rates for similar debt instruments.

Note 6.   Comprehensive Income

Comprehensive income consists of net income adjusted for changes, net of the related income tax effect, in cumulative foreign currency translation, the fair value of derivatives, unrealized investment gains and losses and pension and postretirement liabilities. For the three months ended June 30, 2009 and 2008, comprehensive income was $32,515 and $23,318, respectively. For the nine months ended June 30, 2009 and 2008, comprehensive income was $34,054 and $69,499, respectively.

Note 7.   Share-Based Payments

The Company maintains a stock incentive plan (the “1992 Incentive Stock Plan”) that provided for grants of stock options, restricted shares and certain other types of stock-based awards.  In February 2008, the Company’s shareholders approved the adoption of a new plan, the 2007 Equity Incentive Plan (the “2007 Plan”), that provides for the grants of stock options, restricted shares, stock-based performance units and certain other types of stock-based awards. Under the 2007 Plan, which has a ten-year term, the maximum number of shares available for grants or awards is an aggregate of 2,200,000.  There will be no further grants under the 1992 Incentive Stock Plan.  At June 30, 2009, there were 2,039,005 shares reserved for future issuance under the 2007 Plan. Both plans are administered by the Compensation Committee of the Board of Directors.

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

For the three-month periods ended June 30, 2009 and 2008, total stock-based compensation cost totaled $1,500 and $1,274, respectively.  For the nine-month periods ended June 30, 2009 and 2008, total stock-based compensation cost totaled $4,358 and $3,821, respectively.  The associated future income tax benefit recognized was $585 and $497 for the three-month periods ended June 30, 2009 and 2008, respectively, and was $1,700 and $1,490 for the nine-month periods ended June 30, 2009 and 2008, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Dollar amounts in thousands, except per share data)

Note 7.   Share-Based Payments (continued)

No stock options were exercised during the three months ended June 30, 2009.  For the three months ended June 30, 2008, the amount of cash received from the exercise of stock options was $1,233.  For the nine-month periods ended June 30, 2009 and 2008, the amount of cash received from the exercise of stock options was $1,143 and $6,631, respectively.  In connection with these exercises, the tax benefit realized by the Company for the three-month period ended June 30, 2008 was $123 and the tax benefits realized by the Company for the nine-month periods ended  June 30, 2009 and 2008 were $242 and $1,792, respectively.

Changes to restricted stock for the nine months ended June 30, 2009 were as follows:

		Weighted-
		average
		grant-date
	Shares	fair value
Non-vested at September 30, 2008	113,121	$39.05
Granted	160,995	36.63
Vested	(1,200)	43.72
Expired or forfeited	(480)	36.41
Non-vested at June 30, 2009	272,436	37.61

As of June 30, 2009, the total unrecognized compensation cost related to unvested restricted stock was $4,973 and is expected to be recognized over a weighted-average period of 1.8 years.

The transactions for shares under options for the nine months ended June 30, 2009 were as follows:

			Weighted-
		Weighted-	average
		average	remaining	Aggregate
		exercise	contractual	intrinsic
	Shares	price	term	value
Outstanding, September 30, 2008	1,366,342	$35.56
Granted	-	-
Exercised	(44,768)	25.53
Expired or forfeited	(91,865)	36.57
Outstanding, June 30, 2009	1,229,709	35.85	5.9	$-
Exercisable, June 30, 2009	556,674	32.34	5.0	$-

The fair value of shares earned during the three-month periods ended June 30, 2009 and 2008 was $77 and $1,312, respectively, and $2,722 and $4,906 during the nine-month periods ended June 30, 2009 and 2008, respectively.  The intrinsic value of options (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during the nine-month periods ended June 30, 2009 and 2008 was $657 and $4,895, respectively.

The transactions for non-vested options for the nine months ended June 30, 2009 were as follows:

		Weighted-average
		grant-date
Non-vested shares	Shares	fair value
Non-vested at September 30, 2008	1,034,868	$11.46
Granted	-	-
Vested	(270,818)	10.05
Expired or forfeited	(91,015)	10.40
Non-vested at June 30, 2009	673,035	12.17

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Dollar amounts in thousands, except per share data)

Note 7.   Share-Based Payments (continued)

As of June 30, 2009, the total unrecognized compensation cost related to non-vested stock options was approximately $1,625. This cost is expected to be recognized over a weighted-average period of 2.0 years in accordance with the vesting periods of the options.

The fair value of each restricted stock grant is estimated on the date of grant using a binomial lattice valuation model.  The following table indicates the assumptions used in estimating fair value of restricted stock for the nine months ended June 30, 2009 and 2008.

	June 30,
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

Under the Company’s Director Fee Plan, directors who are not also officers of the Company each receive, as an annual retainer fee, either cash or shares of the Company's Class A Common Stock equivalent to $60.  An additional annual retainer fee of $70 is paid to a non-employee Chairman of the Board. Where the annual retainer fee is provided in shares, each director may elect to be paid these shares on a current basis or have such shares credited to a deferred stock account as phantom stock, with such shares to be paid to the director subsequent to leaving the Board.  The value of deferred shares is recorded in other liabilities.  A total of 25,014 shares had been deferred under the Director Fee Plan at June 30, 2009.  Additionally, prior to fiscal 2009 directors who are not also officers of the Company each receive an annual stock-based grant (non-statutory stock options, stock appreciation rights and/or restricted shares) with a value of $50. In fiscal 2009 the value of the stock-based grant is $70. A total of 22,300 stock options have been granted under the plan.  At June 30, 2009, 17,800 options were outstanding and vested. Additionally, 37,210 shares of restricted stock have been granted under the plan, 22,810 of which were unvested at June 30, 2009.  A total of 300,000 shares have been authorized to be issued under the Director Fee Plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Dollar amounts in thousands, except per share data)

Note 8.   Earnings Per Share

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Net income	$18,068	$21,378	$42,099	$59,092

Weighted-average common shares outstanding	30,117,360	30,917,136	30,311,529	30,956,850
Dilutive securities, stock options and restricted shares	104,750	123,977	192,229	128,284
Diluted weighted-average common shares outstanding	30,222,110	31,041,113	30,503,758	31,085,134

Basic earnings per share	$0.60	$0.69	$1.39	$1.91
Diluted earnings per share	$0.60	$0.69	$1.38	$1.90

Options to purchase 1,009,421 of shares of common stock were not included in the computation of diluted earnings per share for the three-month period ended June 30, 2009 because the inclusion of these options would be anti-dilutive. Options to purchase 764,650 shares of common stock were not included in the computation of diluted earnings per share for the nine-month period ended June 30, 2009 because the inclusion of these options would be anti-dilutive. There were no anti-dilutive securities in the three or nine month periods ended June 30, 2008.

Note 9.   Pension and Other Postretirement Benefit Plans

The Company provides defined benefit pension and other postretirement plans to certain employees. Net periodic pension and other postretirement benefit cost for the plans included the following:

	Pension		Other Postretirement
Three months ended June 30,	2009	2008	2009	2008

Service cost	$856	$1,016	$143	$146
Interest cost	1,868	1,744	386	348
Expected return on plan assets	(1,900)	(1,836)	-	-
Amortization:
Prior service cost	(9)	4	(322)	(322)
Net actuarial loss	456	317	71	122

Net benefit cost	$1,271	$1,245	$278	$294

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Dollar amounts in thousands, except per share data)

Note 9.   Pension and Other Postretirement Benefit Plans (continued)

	Pension		Other Postretirement
Nine months ended June 30,	2009	2008	2009	2008

Service cost	$2,568	$3,048	$429	$438
Interest cost	5,604	5,232	1,158	1,044
Expected return on plan assets	(5,700)	(5,508)	-	-
Amortization:
Prior service cost	(27)	12	(966)	(966)
Net actuarial loss	1,368	951	213	366

Net benefit cost	$3,813	$3,735	$834	$882

Benefit payments under the Company’s principal retirement plan are made from plan assets, while benefit payments under the postretirement benefit plan are made from the Company’s operating funds.  Based on the valuation performed at the plan’s year end in 2008, the Company is not required to make any significant contributions to its principal retirement plan in the 2009 plan year.  However, with the recent unfavorable impact of current market conditions on the plan’s assets, the Company may make a discretionary contribution to its principal retirement plan before September 30, 2009.  As of June 30, 2009, contributions of $640 and $507 have been made under the supplemental retirement plan and postretirement plan, respectively.  The Company currently anticipates contributing an additional $267 and $299 under the supplemental retirement plan and postretirement plan, respectively, for the remainder of fiscal 2009.

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

Note 10.   Income Taxes

The Company’s effective tax rate for the first nine months of fiscal 2009 was 34.2%, compared to 34.9% for the same period last year.  The nine-month period ended June 30, 2009 included the favorable impact of adjustments totaling $1.2 million in income tax expense related to the Company’s ability to utilize a tax loss carryover in Europe and changes in the estimated tax accruals for open tax periods.  The tax rate for the first nine months of fiscal 2008 reflected the favorable impact of a $1.9 million reduction in net deferred tax liabilities to reflect the enactment of the lower statutory income tax rates in Europe.  Excluding these adjustments in fiscal 2009 and 2008, the effective tax rate for the first nine months of fiscal 2009 was 36.1%, compared to 36.2% for the fiscal year ended September 30, 2008.  The difference between the Company's effective tax rate and the Federal statutory rate of 35.0% primarily reflected the impact of state and foreign income taxes.

The Company had unrecognized tax benefits (excluding penalties and interest) of $3,800 and $4,370 on June 30, 2009 and September 30, 2008, respectively, all of which, if recorded, would impact the 2009 annual effective tax rate.  It is reasonably possible that the amount of unrecognized tax benefits could decrease by approximately $450 in the next 12 months primarily due to tax examinations and the expiration of statutes related to specific tax positions.

The Company classifies interest and penalties on tax uncertainties as a component of the provision for income taxes. The Company included $196 in interest and penalties in the provision for income taxes for the nine months ended June 30, 2009. Total penalties and interest accrued were $2,970 and $2,774 at June 30, 2009 and September 30, 2008, respectively.  These accruals may potentially be applicable in the event of an unfavorable outcome of uncertain tax positions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Dollar amounts in thousands, except per share data)

Note 10.   Income Taxes (continued)

The Company is currently under examination in several tax jurisdictions and remains subject to examination until the statute of limitations expires for those tax jurisdictions.  As of June 30, 2009, the tax years that remain subject to examination by major jurisdiction generally are:

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

Information about the Company's segments follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Sales to external customers:
Memorialization:
Bronze	$56,678	$66,949	$159,123	$182,063
Casket	48,159	53,754	155,730	170,927
Cremation	7,698	6,752	21,992	19,561
	112,535	127,455	336,845	372,551
Brand Solutions:
Graphics Imaging	57,768	58,309	170,589	131,815
Marking Products	9,870	15,701	30,972	45,319
Merchandising Solutions	11,874	17,805	42,289	49,760
	79,512	91,815	243,850	226,894

	$192,047	$219,270	$580,695	$599,445

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Dollar amounts in thousands, except per share data)

Note 11.   Segment Information (continued)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Operating profit:
Memorialization:
Bronze	$18,531	$20,716	$40,066	$50,603
Casket	3,848	5,541	15,663	20,308
Cremation	1,464	1,240	3,574	3,611
	23,843	27,497	59,303	74,522
Brand Solutions:
Graphics Imaging	5,336	5,392	11,073	12,851
Marking Products	445	2,329	1,490	6,037
Merchandising Solutions	186	1,516	1,462	4,494
	5,967	9,237	14,025	23,382

	$29,810	$36,734	$73,328	$97,904

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

In addition, the Company entered into an option agreement related to the remaining 22% interest in Saueressig.  The option agreement contains certain put and call provisions for the purchase of the remaining 22% interest in future years at a price to be determined by a specified formula based on future operating results of Saueressig.  The Company has accounted for this agreement under Emerging Issues Task Force Abstract Topic No. D-98 (“EITF D-98”).  In accordance with EITF D-98, the initial carrying value of minority interest was adjusted to the estimated future purchase price (“Redemption Value”) of the minority interest, with a corresponding charge to retained earnings. For subsequent periods, the carrying value of minority interest reflected on the Company’s balance sheet will be adjusted for changes in Redemption Value, with a corresponding adjustment to retained earnings.  Under EITF D-98, to the extent Redemption Value in future periods is less than or greater than the estimated fair value of the minority interest, income available to common shareholders in the determination of earnings per share will increase or decrease, respectively, by such amount.  However, income available to common shareholders will only increase to the extent that a decrease was previously recognized.  In any case, net income will not be affected by such amounts. At June 30, 2009, Redemption Value was equal to fair value, and there was no impact on income available to common shareholders.

The Company has established the fair value of the assets acquired and liabilities assumed in the Saueressig acquisition.  Operating results of the acquired business have been included in the consolidated statement of income from the acquisition date forward.

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

The following unaudited pro-forma information presents a summary of the consolidated results of Matthews combined with Saueressig as if the acquisition had occurred on October 1, 2007:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Sales	$192,047	$233,026	$580,695	$682,219
Income before income taxes	27,554	32,797	63,988	89,394
Net income	18,068	20,852	42,099	57,955
Earnings per share	$0.60	$0.67	$1.38	$1.86

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

Changes to goodwill, net of accumulated amortization, for the nine months ended June 30, 2009, were as follows:

				Graphics	Marking	Merchandising
	Bronze	Casket	Cremation	Imaging	Products	Solutions	Consolidated

Balance at September 30, 2008	$76,787	$121,437	$6,536	$136,154	$9,589	$9,138	$359,641
Additions during period	-	1,360	2,185	14,719	-	-	18,264
Dispositions	-	-	-	-	-	-	-
Translation and other adjustments	(87)	-	229	(3,614)	10	-	(3,462)
Balance at June 30, 2009	$76,700	$122,797	$8,950	$147,259	$9,599	$9,138	$374,443

The addition to Graphics goodwill during the first nine months of fiscal 2009 represents the effect of final adjustments to the allocation of purchase price for the Saueressig acquisition. The addition to Cremation goodwill reflects the acquisition of a small cremation equipment manufacturer in Europe. The addition to Casket reflects the acquisition of a small casket distributor in the United States.

The following tables summarize the carrying amounts and related accumulated amortization for intangible assets as of June 30, 2009 and September 30, 2008, respectively.

	Carrying	Accumulated
	Amount	Amortization	Net
June 30, 2009:
Trade names	$24,600	$- *	$24,600
Trade names	1,532	(376)	1,156
Customer relationships	35,173	(7,545)	27,628
Copyrights/patents/other	7,685	(5,395)	2,290
	$68,990	$(13,316)	$55,674

September 30, 2008:
Trade names	$25,109	$- *	$25,109
Trade names	2,822	(145)	2,677
Customer relationships	34,477	(5,720)	28,757
Copyrights/patents/other	7,885	(4,518)	3,367
	$70,293	$(10,383)	$59,910
* Not subject to amortization

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Dollar amounts in thousands, except per share data)

Note 13.   Goodwill and Other Intangible Assets (continued)

The change in intangible assets during the quarter ended June 30, 2009 was due to the impact of fluctuations in foreign currency exchange rates on intangible assets denominated in foreign currencies and additional amortization.

Amortization expense on intangible assets was $1,067 and $1,072 for the three-month periods ended June 30, 2009 and 2008, respectively. For the nine-month periods ended June 30, 2009 and 2008, amortization expense was $3,178 and    $2,555, respectively.  The remaining amortization expense is estimated to be $959 in 2009, $3,271 in 2010, $2,938 in 2011, $2,530 in 2012 and $2,285 in 2013.

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

In December 2008, the FASB issued FASB Staff Position (“FSP”) Statement No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets”, (“FSP FAS 132(R)-1”). FSP FAS 132(R)-1 enhances disclosures regarding assets in defined benefit pension or other postretirement plans. The Statement is effective for fiscal years ending after December 31, 2009.  Earlier application of this statement is permitted. The Company is currently evaluating the impact of the adoption of FSP FAS 132(R)-1.

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board ("APB") 28-1, "Interim Disclosures about Fair Value of Financial Instruments." FSP FAS 107-1 and APB 28-1 amends SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. It also amends APB Opinion No. 28, "Interim Financial Reporting," to require those disclosures in summarized financial information at interim reporting periods. The Statement is effective for interim reporting periods ending after June 15, 2009.  See Note 5 for disclosures required by FSP FAS 107-1 and APB 28-1.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Dollar amounts in thousands, except per share data)

Note 14.   Accounting Pronouncements (continued)

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”).  SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  The Statement is effective for interim or annual financial periods ending after June 15, 2009.  Accordingly, the Company adopted SFAS No. 165 as of June 30, 2009.  The adoption had no material impact on the Company’s financial position or results of operations.

In May 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”).  SFAS 168 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the U.S. (the GAAP hierarchy).  SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The Company currently adheres to the GAAP hierarchy as presented in SFAS 168, and does not expect its adoption will have a material impact on its consolidated results of operations and financial condition.

Note 15.   Subsequent Events

In accordance with SFAS No.165, “Subsequent Events”,  the Company evaluated subsequent events for recognition and disclosure through August 5, 2009. The evaluation resulted in no impact to the interim consolidated financial statements.

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

Results of Operations:

The following table sets forth certain income statement data of the Company expressed as a percentage of net sales for the periods indicated.

	Nine Months Ended		Years Ended
	June 30,		September 30,
	2009	2008	2008	2007
Sales	100.0%	100.0%	100.0%	100.0%
Gross profit	37.3%	39.9%	39.5%	37.4%
Operating profit	12.6%	16.3%	16.2%	14.9%
Income before taxes	11.0%	15.2%	14.9%	13.8%
Net income	7.3%	9.9%	9.7%	8.6%

Sales for the nine months ended June 30, 2009 were $580.7 million, compared to $599.4 million for the nine months ended June 30, 2008.  The decrease principally reflected lower sales in the Company’s Bronze, Casket, Marking Products and Merchandising Solutions segments.  The impact of the global recession, a lower estimated domestic death rate compared to a year ago and changes in foreign currency values against the U.S. dollar were the principal factors in the reduction in the Company’s consolidated sales.  The declines were partially offset by the acquisitions of Saueressig GmbH & Co. KG (“Saueressig”) in May 2008 and the acquisition of a small European cremation equipment manufacturer in December 2008. For the nine months ended June 30, 2009, changes in foreign currency values against the U.S. dollar had an unfavorable impact of approximately $28.4 million on the Company’s consolidated sales compared to the nine months ended June 30, 2008.

In the Memorialization businesses, Bronze segment sales for the first nine months of fiscal 2009 were $159.1 million compared to $182.1 million for the first nine months of fiscal 2008.  The decrease primarily reflected a decline in unit volume and decreases in the value of foreign currencies against the U.S. dollar.   Sales for the Casket segment were $155.7 million for the first nine months of fiscal 2009 compared to $170.9 million for the same period in fiscal 2008.  The decrease resulted principally from lower unit volume and an unfavorable change in product mix.  The decline in sales for both the Bronze and Casket segments reflected the impact of the current recession on consumer spending, and a decline in the estimated number of casketed deaths compared to the prior year.  Sales for the Cremation segment were $22.0 million for the nine months ended June 30, 2009, compared to $19.6 million for the same period a year ago.  The increase reflected the acquisition of a small European cremation equipment manufacturer, partially offset by lower sales of cremation caskets.  In the Company’s Brand Solutions businesses, sales for the Graphics Imaging segment in the first nine months of fiscal 2009 were $170.6 million, compared to $131.8 million for the same period a year ago.  The increase resulted from the inclusion of Saueressig in fiscal 2009, compared to two months through June 30,  2008 (acquired in May 2008).  Excluding this acquisition, sales were lower in this segment as a result of weak economic conditions and a decrease in the value of foreign currencies against the U.S. dollar. Marking Products segment sales for the nine months ended June 30, 2009 were $31.0 million, compared to $45.3 million for the first nine months of fiscal 2008.  The decrease was principally due to lower product demand in the U.S. and foreign markets, reflecting a decline in industrial capital spending and lower sales of consumables.  In addition, Marking Products sales were unfavorably affected by a decrease in the value of foreign currencies against the U.S. dollar.   Sales for the Merchandising Solutions segment were $42.3 million for the first nine months of fiscal 2009, compared to $49.8 million for the same period a year ago.  The decrease is attributable to a decline in volume due to project delays or cancellations by customers, also resulting from the downturn in the U.S. economy.

Gross profit for the nine months ended June 30, 2009 was $216.4 million, compared to $239.1 million for the nine months ended June 30, 2008.  Consolidated gross profit as a percent of sales decreased from 39.9% for the first nine months of fiscal 2008 to 37.3% for the first nine months of fiscal 2009.   The decrease in consolidated gross profit primarily reflected the impact of lower sales, decreases in the values of foreign currency values against the U.S. dollar, and unusual charges in several of the Company’s segments totaling approximately $7.1 million.  The unusual charges included severance and other expenses related to the consolidation of certain Bronze segment production facilities, and costs related to operational and systems improvements in several of the Company’s other segments.

Selling and administrative expenses for the nine months ended June 30, 2009 were $143.1 million, compared to $141.2 million for the first nine months of fiscal 2008.  Consolidated selling and administrative expenses as a percent of sales were 24.6% for the nine months ended June 30, 2009, compared to 23.6% for the same period last year.  The increases in costs and percentage of sales primarily resulted from the Saueressig acquisition and unusual charges. Unusual charges included in selling and administrative expenses totaled $5.7 million for the nine months ended June 30, 2009, and consisted principally of Saueressig integration costs, bad debt expense, termination related expenses and costs related to operational and system improvements.

Operating profit for the nine months ended June 30, 2009 was $73.3 million, compared to $97.9 million for the nine months ended June 30, 2008. Operating profit for the nine months ended June 30, 2009 included unusual charges of approximately $12.8 million, and changes in the values of foreign currencies against the U.S. dollar had an unfavorable impact of approximately $3.6 million on consolidated operating profit for the current period, compared to a year ago. In addition, incentive compensation costs for the nine months ended June 30, 2009 were significantly less than in the prior year as a result of lower profitability in the current year. Bronze segment operating profit for the first nine months of fiscal 2009 was $40.1 million, compared to $50.6 million for the same period in fiscal 2008.  The decrease primarily reflected the impact of lower sales and decreases in the value of changes in foreign currencies against the U.S. dollar.  Additionally, Bronze segment operating profit included unusual charges of approximately $6.7 million, principally related to facilities consolidations.  Operating profit for the Casket segment for the first nine months of fiscal 2009 was $15.7 million, compared to $20.3 million for the first nine months of fiscal 2008.  The decrease resulted mainly from lower sales and unusual charges of approximately $2.6 million, which were principally related to bad debt expense and severance and other employment termination-related expenses.  Cremation segment operating profit was $3.6 million for the nine months ended June 30, 2009, which was relatively unchanged from a year ago.  Fiscal 2009 operating profit reflected a favorable change in product mix and the impact of the acquisition of a small European cremation equipment manufacturer, offset by lower domestic sales volume and unusual charges of approximately $235,000.  Graphics Imaging segment operating profit for the nine months ended June 30, 2009 was $11.1 million, compared to $12.9 million for the nine months ended June 30, 2008.  The decrease primarily resulted from lower sales (excluding the Saueressig acquisition) and unusual charges of approximately $2.3 million, which principally reflected severance charges and Saueressig integration costs.  These declines were partially offset by an operating profit reported by Saueressig.  Operating profit for the Marking Products segment for the first nine months of fiscal 2009 was $1.5 million, compared to $6.0 million for the same period a year ago.  The decrease primarily reflected the impact of lower sales, decreases in the value of foreign currencies against the U.S. dollar, and unusual charges of approximately $665,000.  The Merchandising Solutions segment operating profit was $1.5 million for the nine months ended June 30, 2009, compared to $4.5 million for the same period in fiscal 2008.  The decrease principally reflected lower sales and unusual charges of approximately $297,000.

Investment income for the nine months ended June 30, 2009 was $629,000, compared to $1.4 million for the nine months ended June 30, 2008.  The decrease reflected lower investment performance, and included unusual charges of approximately $405,000, representing unrealized losses in the value of investments held in long-term trusts for certain employee benefit plans.   Interest expense for the first nine months of fiscal 2009 was $9.1 million, compared to $6.7 million for the same period last year.  The increase in interest expense primarily reflected higher average debt levels during fiscal 2009 compared to the same period a year ago, resulting from the acquisition of Saueressig in May 2008.

Other income, net, for the nine months ended June 30, 2009 was $83,000, compared to $246,000 for the same period last year.  Minority interest deduction was $1.0 million for the first nine months of fiscal 2009, compared to $2.1 million for the same period in fiscal 2008.  The decrease in the minority interest deduction primarily reflected the Company’s purchase of the remaining interest in one of its less than wholly-owned German subsidiaries in September 2008, partially offset by improved profitability at Saueressig.

The Company’s effective tax rate for the first nine months of fiscal 2009 was 34.2%, compared to 34.9% for the same period last year.  The nine-month period ended June 30, 2009 included the favorable impact of adjustments totaling  $1.2 million in income tax expense related to the Company’s ability to utilize a tax loss carryover in Europe and changes in the estimated tax accruals for open tax periods.  The tax rate for the first nine months of fiscal 2008 reflected the favorable impact of a $1.9 million reduction in net deferred tax liabilities to reflect the enactment of the lower statutory income tax rates in Europe.  Excluding these adjustments in fiscal 2009 and 2008, the effective tax rate for the first nine months of fiscal 2009 was 36.1%, compared to 36.2% for the fiscal year ended September 30, 2008.  The difference between the Company's effective tax rate and the Federal statutory rate of 35.0% primarily reflected the impact of state and foreign income taxes.

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

Liquidity and Capital Resources:

Net cash provided by operating activities was $69.5 million for the nine months ended June 30, 2009, compared to $78.5 million for the first nine months of fiscal 2008.  Operating cash flow for both periods primarily reflected net income adjusted for non-cash charges (depreciation, amortization, stock-based compensation expense and an increase in minority interest).  Cash flow from operating activities for the nine months ended June 30, 2008 includes a $5.0 million contribution to the Company’s principal retirement plan.

Cash used in investing activities was $18.7 million for the nine months ended June 30, 2009, compared to $96.6 million for the nine months ended June 30, 2008.  Investing activities for the first nine months of fiscal 2009 primarily included capital expenditures of $11.6 million, acquisition-related payments of $4.8 million, purchases of investment of $2.6 million and proceeds from the disposal of assets of $311,000.  Investing activities for the first nine months of fiscal 2008 primarily included acquisitions (principally Saueressig) of $90.9 million, capital expenditures of $7.9 million, purchases of investments of $4.2 million and proceeds from the sale of investments of $5.5 million.

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

Cash used in financing activities for the nine months ended June 30, 2009 was $45.6 million, reflecting net repayments of long-term debt of $11.2 million, purchases of treasury stock of $27.3 million, proceeds of $1.1 million from the sale of treasury stock (stock option exercises), payment of dividends of $6.1 million to the Company's shareholders and distributions of $2.3 million to minority interests.  Cash provided by financing activities for the nine months ended June 30, 2008 was $20.7 million, reflecting proceeds, net of repayments, from long-term debt of $45.9 million, purchases of treasury stock of $25.9 million, proceeds of $6.6 million from the sale of treasury stock (stock option exercises), a tax benefit of $992,000 from exercised stock options, payment of dividends of $5.6 million to the Company's shareholders and distributions of $1.3 million to minority interests.

The Company has a domestic Revolving Credit Facility with a syndicate of financial institutions.  The maximum amount of borrowings available under the facility is $225.0 million and the facility’s maturity is September 2012. Borrowings under the facility bear interest at LIBOR plus a factor ranging from ..40% to .80% based on the Company’s leverage ratio.  The leverage ratio is defined as net indebtedness divided by EBITDA (earnings before interest, taxes, depreciation and amortization).  The Company is required to pay an annual commitment fee ranging from .15% to .25% (based on the Company’s leverage ratio) of the unused portion of the facility.  The Revolving Credit Facility requires the Company to maintain certain leverage and interest coverage ratios.  A portion of the facility (not to exceed $20 million) is available for the issuance of trade and standby letters of credit.  Outstanding borrowings on the Revolving Credit Facility at June 30, 2009 and September 30, 2008 were $177.5 million and $172.5 million, respectively.  The weighted-average interest rate on outstanding borrowings at June 30, 2009 and 2008 was 3.95% and 4.38%, respectively.

The Company has entered into the following interest rate swaps:

Date	Initial Amount	Fixed Interest Rate	Interest Rate Spread at June 30, 2009	Maturity Date
September 2007	$25 million	4.77%	.60	September 2012
May 2008	$40 million	3.72	.60	September 2012
October 2008	$20 million	3.21	.60	October 2010
October 2008	$20 million	3.46	.60	October 2011

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

The fair value of the interest rate swaps reflected an unrealized loss of $5.5 million ($3.4 million after tax) at June 30, 2009 that is included in shareholders’ equity as part of accumulated other comprehensive income.  Assuming market rates remain constant with the rates at June 30, 2009, approximately $1.3 million of the $3.4 million loss included in accumulated other comprehensive income is expected to be recognized in earnings as interest expense over the next twelve months.

The Company, through certain of its German subsidiaries, has a credit facility with a European bank for borrowings up to 25.0 million Euros ($35.1 million). Outstanding borrowings under the credit facility at June 30, 2009 and September 30, 2008 totaled 19.7 million Euros ($27.6 million) and 22.5 million Euros ($31.7 million), respectively.  The weighted-average interest rate on outstanding borrowings under this facility at June 30, 2009 and 2008 was 2.74% and 5.88%, respectively.

The Company, through its German subsidiary, Saueressig, has several loans with various European banks.  Outstanding borrowings under these loans at June 30, 2009 and September 30, 2008 totaled 10.6 million Euros ($14.9 million) and 11.6 million Euros ($16.3 million), respectively.  The weighted-average interest rate on outstanding borrowings of Saueressig at June 30, 2009 and 2008 was 5.84% and 5.76%, respectively.

The Company, through its wholly-owned subsidiary, Matthews International S.p.A., has several loans with various Italian banks.  Outstanding borrowings on these loans totaled 13.0 million Euros ($18.3 million) at June 30, 2009.  Matthews International S.p.A. also has three lines of credit totaling approximately 8.4 million Euros ($11.8 million) with the same Italian banks.  Outstanding borrowings on these lines at June 30, 2009 and September 30, 2008 were 2.3 million Euros ($3.3 million) and 2.3 million Euros ($3.3 million), respectively.   The weighted-average interest

rate on outstanding borrowings of Matthews International S.p.A. at June 30, 2009 and 2008 was 3.80% and 3.92%, respectively.

The Company has a stock repurchase program, which was initiated in 1996.  Under the program, the Company's Board of Directors had authorized the repurchase of a total of 12,500,000 shares (adjusted for stock splits) of Matthews common stock, of which 12,240,102 shares have been repurchased as of June 30, 2009. The buy-back program is designed to increase shareholder value, enlarge the Company's holdings of its common stock, and add to earnings per share.  Repurchased shares may be retained in treasury, utilized for acquisitions, or reissued to employees or other purchasers, subject to the restrictions of the Company’s Articles of Incorporation.

Consolidated working capital of the Company was $164.5 million at June 30, 2009, compared to $141.4 million at September 30, 2008.  Cash and cash equivalents were $52.0 million at June 30, 2009, compared to $50.7 million at September 30, 2008.  The Company's current ratio was 2.2 at June 30, 2009, compared to 1.9 at September 30, 2008.

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

At June 30, 2009, an accrual of approximately $7.4 million had been recorded for environmental remediation (of which $844,000 was classified in other current liabilities), representing management's best estimate of the probable and reasonably estimable costs of the Company's known remediation obligations.  The accrual, which reflects previously established reserves assumed with the acquisition of York and additional reserves recorded as a purchase accounting adjustment, does not consider the effects of inflation and anticipated expenditures are not discounted to their present value.  Changes in the accrued environmental remediation obligation from the prior fiscal year reflect payments charged against the accrual.  While final resolution of these contingencies could result in costs different than current accruals, management believes the ultimate outcome will not have a significant effect on the Company's consolidated results of operations or financial position.

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

The most significant factors impacting fiscal 2009 are the severity of the slowdown in the U.S. and global economies, and an estimated decline in the casketed death rate compared to fiscal 2008.  Additionally, the strengthening of the U.S. dollar unfavorably impacted fiscal 2009 reported results for the Company’s overseas operations, when compared to fiscal 2008.

The decline in global economies is expected to continue to impact the Company’s operating results, especially in the near term.  Buying patterns of customers in both the Memorialization and Brand Solutions businesses have been affected by the current recession, impacting unit volume, net pricing and product mix in all of the Company’s operating segments.  As a result, the predictability of results in the near-term is difficult and, as such, the Company remains very cautious.

All of the Company’s businesses are continuing efforts to adjust cost structures, to the degree practical, to better align with current revenue run rates to mitigate some of the economy’s impact.  For this reason, further unusual charges are expected in the coming quarters.  Although the unusual charges associated with these actions have adversely impacted profitability in the short term, these steps are designed to provide long-term benefits to the Company when the economy recovers.

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

LONG-TERM CONTRACTUAL OBLIGATIONS AND COMMITMENTS:

The following table summarizes the Company’s contractual obligations at June 30, 2009, and the effect such obligations are expected to have on its liquidity and cash flows in future periods.

	Payments due in fiscal year:
		2009
	Total	Remainder	2010 to 2011	2012 to 2013	After 2013
Contractual Cash Obligations:	(Dollar amounts in thousands)
Revolving credit facilities	$205,067	$-	$-	$205,067	$-
Notes payable to banks	35,889	2,705	13,864	13,692	5,628
Short-term borrowings	3,258	3,258	-	-	-
Capital lease obligations	8,255	846	5,892	1,517	-
Other	1,322	1,322	-	-	-
Non-cancelable operating leases	22,804	2,261	13,124	5,915	1,504
Total contractual cash obligations	$276,595	$10,392	$32,880	$226,191	$7,132

A significant portion of the loans included in the table above bear interest at variable rates. At June 30, 2009, the weighted-average interest rate was 3.95% on the Company’s domestic Revolving Credit Facility, 2.74% on the credit facility through the Company’s wholly-owned German subsidiaries, 3.80% on bank loans to the Company’s wholly-owned subsidiary, Matthews International S.p.A, and 5.84% on bank loans to the Company’s subsidiary, Saueressig.

Benefit payments under the Company’s principal retirement plan are made from plan assets, while benefit payments under the supplemental retirement plan and postretirement benefit plan are funded from the Company’s operating cash. Based on the valuation performed at the plan’s year end in 2008, the Company is not required to make any significant contributions to its principal retirement plan in the 2009 plan year.  However, with the recent unfavorable impact of current market conditions on the plan’s assets, the Company may make a discretionary contribution to its principal retirement plan before September 30, 2009.  As of June 30, 2009, contributions of $640,000 and $507,000 have been made under the supplemental retirement plan and postretirement plan, respectively.  The Company currently anticipates contributing an additional $267,000 and $299,000 under the supplemental retirement plan and postretirement plan, respectively, for the remainder of fiscal 2009.

In connection with its acquisition of a 78% interest in Saueressig, the Company entered into an option agreement related to the remaining 22% interest.  The option agreement contains certain put and call provisions for the purchase of the remaining 22% interest in future years at a price to be determined by a specified formula based on future operating results of Saueressig.  The Company has recorded an estimate of $27.8 million in “Minority interest and minority interest arrangement” in the Consolidated Balance Sheets as of June 30, 2009 and September 30, 2008 representing the current estimate of the future purchase price.  The timing of the exercise of the put and call provisions is not presently determinable.

Unrecognized tax benefits are positions taken, or expected to be taken, on an income tax return that may result in additional payments to tax authorities.  If a tax authority agrees with the tax position taken, or expected to be taken, or the applicable statute of limitations expires, then additional payments will not be necessary.  The Company had unrecognized tax benefits, excluding penalties and interest, of approximately $3.8 million and $4.4 million at June 30, 2009 and September 30, 2008, respectively.  The timing of potential future payments related to the unrecognized tax benefits is not presently determinable.

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

In December 2008, the FASB issued FASB Staff Position (“FSP”) Statement No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” (“FSP FAS 132(R)-1”). FSP FAS 132(R)-1 enhances disclosures regarding assets in defined benefit pension or other postretirement plans. The Statement is effective for fiscal years ending after December 31, 2009.  Earlier application of this statement is permitted. The Company is currently evaluating the impact of the adoption of FSP FAS 132(R)-1.

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board ("APB") 28-1, "Interim Disclosures about Fair Value of Financial Instruments." FSP FAS 107-1 and APB 28-1 amends SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. It also amends APB Opinion No. 28, "Interim Financial Reporting," to require those disclosures in summarized financial information at interim reporting periods. The Statement is effective for interim reporting periods ending after June 15, 2009.  See Note 5 to the Consolidated Financial Statements for disclosures required by FSP FAS 107-1 and APB 28-1.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”).  SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  The Statement is effective for interim or annual financial periods ending after June 15, 2009.  Accordingly, the Company adopted SFAS No. 165 as of June 30, 2009.  The adoption had no material impact on the Company’s financial position or results of operations.

In May 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”).  SFAS 168 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the U.S. (the GAAP hierarchy).  SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The Company currently adheres to the GAAP hierarchy as presented in SFAS 168, and does not expect its adoption will have a material impact on its consolidated results of operations and financial condition.

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

The Company has entered into interest rate swaps as listed under “Liquidity and Capital Resources.”    The interest rate swaps have been designated as cash flow hedges of the future variable interest payments under the Revolving Credit Facility which are considered probable of occurring.  Based on the Company’s assessment, all the critical terms of each of the hedges matched the underlying terms of the hedged debt and related forecasted interest payments, and as such, these hedges were considered highly effective.

The fair value of the interest rate swaps reflected an unrealized loss of $5.5 million ($3.4 million after tax) at June 30, 2009 that is included in equity as part of accumulated other comprehensive income.  A decrease of 10% in market interest rates (i.e. a decrease from 5.0% to 4.5%) would result in an increase of approximately $1.3 million in the fair value liability of the interest rate swaps.

Commodity Price Risks - In the normal course of business, the Company is exposed to commodity price fluctuations related to the purchases of certain materials and supplies (such as bronze ingot, steel, wood and photopolymers) used in its manufacturing operations. The Company obtains competitive prices for materials and supplies when available.

Foreign Currency Exchange Rates - The Company is subject to changes in various foreign currency exchange rates, including the Euro, the British Pound, Canadian dollar, Australian dollar, Swedish Krona and the Chinese Yuan in the conversion from local currencies to the U.S. dollar of the reported financial position and operating results of its non-U.S. based subsidiaries.  A strengthening of the U. S. dollar of 10% would have resulted in a decrease in sales of $12.9 million and a decrease in operating income of $1.1 million for the nine months ended June 30, 2009.

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

Management, under the supervision and with the participation of our Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures in effect as of June 30, 2009. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2009, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that material information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, and that such information is recorded, summarized and properly reported within the appropriate time period, relating to the Company and its consolidated subsidiaries, required to be included in the Exchange Act reports, including this Quarterly Report on Form 10-Q.

There have been no changes in the Company’s internal controls over financial reporting that occurred during the fiscal quarter ended June 30, 2009  that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2.                      Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Stock Repurchase Plan

The Company has a stock repurchase program, which was initiated in 1996.  Under the program, the Company's Board of Directors had authorized the repurchase of a total of 12,500,000 shares (adjusted for stock splits) of Matthews common stock, of which 12,240,102 shares have been repurchased as of June 30, 2009.  All purchases of the Company’s common stock during the first nine months of fiscal 2009 were part of the repurchase program.

The following table shows the monthly fiscal 2009 stock repurchase activity:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced plan	Maximum number of shares that may yet be purchased under the plan

October 2008	295,000	$43.14	295,000	721,994
November 2008	40,266	35.45	40,266	681,728
December 2008	45,000	37.64	45,000	636,728
January 2009	10,000	33.66	10,000	626,728
February 2009	52,500	35.43	52,500	574,228
March 2009	172,500	29.49	172,500	401,728
April 2009	47,500	27.96	47,500	354,228
May 2009	800	29.60	800	353,428
June 2009	93,530	30.68	93,530	259,898
Total	757,096	$36.12	757,096

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit
	No.	Description
	31.1	Certification of Principal Executive Officer for Joseph C. Bartolacci
	31.2	Certification of Principal Financial Officer for Steven F. Nicola
	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Joseph C. Bartolacci.
	32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Steven F. Nicola.

(b)	Reports on Form 8-K

On April 24, 2009, Matthews filed a Current Report on Form 8-K under Item 2.02 in connection with a press release announcing its earnings for the second fiscal quarter of 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATTHEWS INTERNATIONAL CORPORATION
(Registrant)

Date: August 5, 2009	/s/ Joseph C. Bartolacci
Joseph C. Bartolacci, President
and Chief Executive Officer

Date: August 5, 2009	/s/ Steven F. Nicola
Steven F. Nicola, Chief Financial Officer,
Secretary and Treasurer