Form 10-Q
period 2009-12-31
MATTHEWS INTERNATIONAL CORP
filed 2010-02-03
CIK 63296

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-Q

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Quarterly Period Ended December 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit an post such files.

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

As of January 31, 2010, shares of common stock outstanding were:

Class A Common Stock 30,356,166 shares

PART I - FINANCIAL INFORMATION
MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands, except per share data)

	December 31, 2009		September 30, 2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents		$59,828		$57,732
Short-term investments		62		62
Accounts receivable, net		125,778		138,927
Inventories		95,319		94,455
Deferred income taxes		1,800		1,816
Other current assets		11,550		12,430

Total current assets		294,337		305,422

Investments		15,350		13,389
Property, plant and equipment: Cost	308,770		305,098
Less accumulated depreciation	(171,304)		(167,038)
		137,466		138,060
Deferred income taxes		32,322		32,563
Other assets		25,570		19,999
Goodwill		389,193		385,219
Other intangible assets, net		55,548		55,001

Total assets		$949,786		$949,653

LIABILITIES
Current liabilities:
Long-term debt, current maturities		$13,582		$14,188
Accounts payable		26,188		28,604
Accrued compensation		31,188		35,592
Accrued income taxes		10,917		8,120
Other current liabilities		45,432		45,836

Total current liabilities		127,307		132,340

Long-term debt		237,942		237,530
Accrued pension		54,787		53,734
Postretirement benefits		24,753		24,599
Deferred income taxes		13,180		13,464
Environmental reserve		6,352		6,482
Other liabilities and deferred revenue		14,105		15,489
Total liabilities		478,426		483,638

Arrangement with noncontrolling interest		26,531		27,131

SHAREHOLDERS’ EQUITY
Shareholders' equity-Matthews:
Common stock	36,334		36,334
Additional paid in capital	43,605		47,436
Retained earnings	570,655		559,786
Accumulated other comprehensive loss	(32,663)		(29,884)
Treasury stock, at cost	(178,428)		(179,454)
Total shareholders’ equity-Matthews		439,503		434,218
Noncontrolling interests		5,326		4,666
Total shareholders’ equity		444,829		438,884

Total liabilities and shareholders' equity		$949,786		$949,653

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollar amounts in thousands, except per share data)

	Three Months Ended
	December 31,
	2009	2008

Sales	$192,973	$191,286
Cost of sales	(119,583)	(123,434)

Gross profit	73,390	67,852

Selling and administrative expenses	(51,214)	(47,773)

Operating profit	22,176	20,079

Investment income (loss)	1,195	(388)
Interest expense	(1,939)	(3,264)
Other deductions, net	(98)	(111)

Income before income taxes	21,334	16,316

Income taxes	(7,678)	(5,036)

Net income	13,656	11,280
Less: net income (loss) attributable to noncontrolling interests	660	(9)

Net income attributable to Matthews’ shareholders	$12,996	$11,289

Earnings per share attributable to Matthews’ shareholders:
Basic	$.43	$.37

Diluted	$.43	$.37

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
for the three months ended December 31, 2009 and 2008
(Dollar amounts in thousands, except per share data)
__________

	Shareholders’ Equity - Matthews
				Accumulated
				Other
		Additional		Comprehensive		Non-
	Common	Paid-in	Retained	Income (Loss)	Treasury	controlling
	Stock	Capital	Earnings	(net of tax)	Stock	interests	Total
Balance, September 30, 2009	$36,334	$47,436	$559,786	$(29,884)	$(179,454)	$4,666	$438,884
Net income	-	-	12,996	-	-	660	13,656
Minimum pension liability	-	-	-	789	-	-	789
Translation adjustment	-	-	-	(3,967)	-	-	(3,967)
Fair value of derivatives	-	-	-	399	-	-	399
Total comprehensive income							10,877
Stock-based compensation	-	1,609	-	-	-	-	1,609
Treasury stock transactions:
Purchase of 146,636 shares	-	-	-	-	(5,143)	-	(5,143)
Issuance of 28,950 shares under stock plans	-	(5,440)	-	-	6,169	-	729
Dividends, $.07 per share	-	-	(2,127)	-	-	-	(2,127)
Balance, December 31, 2009	$36,334	$43,605	$570,655	$(32,663)	$(178,428)	$5,326	$444,829

	Shareholders’ Equity - Matthews
				Accumulated
				Other
		Additional		Comprehensive		Non-
	Common	Paid-in	Retained	Income (Loss)	Treasury	controlling
	Stock	Capital	Earnings	(net of tax)	Stock	interests	Total
Balance, September 30, 2008	$36,334	$47,250	$511,130	$(2,979)	$(157,780)	$4,963	$438,918
Net income	-	-	11,289	-	-	(9)	11,280
Minimum pension liability	-			129	-	-	129
Translation adjustment	-			(10,749)	-	-	(10,749)
Fair value of derivatives	-			(3,723)	-	-	(3,723)
Total comprehensive loss							(3,063)
Stock-based compensation	-	1,336	-	-	-	-	1,336
Pension liability adjustment	-	-	(702)	-	-	-	(702)
Arrangement with noncontrolling interest	-	-	(59)	-	-	-	(59)
Treasury stock transactions:
Purchase of 380,266 shares	-	-	-	-	(15,837)	-	(15,837)
Issuance of 12,200 shares under stock plans	-	(4,623)	-	-	4,937	-	314
Dividends, $.065 per share	-	-	(2,127)	-	-	-	(2,127)
Balance, December 31, 2008	$36,334	$43,963	$519,531	$(17,322)	$(168,680)	$4,954	$418,780

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollar amounts in thousands, except per share data)

	Three Months Ended
	December 31,
	2009	2008

Cash flows from operating activities:
Net income	$13,656	$11,280
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,331	6,951
(Gain) loss on investments	(351)	777
Loss on sale of assets	46	59
Stock-based compensation expense	1,609	1,336
Change in deferred taxes	(1,083)	(616)
Changes in working capital items	6,824	153
Increase in other assets	(2,421)	(899)
Decrease in other liabilities	(3,467)	(489)
Increase in pension and postretirement benefits	2,501	1,084

Net cash provided by operating activities	23,645	19,636

Cash flows from investing activities:
Capital expenditures	(4,176)	(3,087)
Proceeds from sale of assets	58	108
Acquisitions, net of cash acquired	(9,511)	(21)
Proceeds from sale of investments	-	65
Purchases of investments	(1,612)	(2,606)

Net cash used in investing activities	(15,241)	(5,541)

Cash flows from financing activities:
Proceeds from long-term debt	14,210	32,161
Payments on long-term debt	(12,822)	(16,157)
Proceeds from the sale of treasury stock	672	255
Purchases of treasury stock	(5,143)	(19,268)
Tax benefit of exercised stock options	56	58
Dividends	(2,127)	(2,127)
Distributions to minority interests	-	(2,291)

Net cash used in financing activities	(5,154)	(7,369)

Effect of exchange rate changes on cash	(1,154)	(4,242)

Net increase in cash and cash equivalents	$2,096	$2,484

Non-cash investing and financing activities:
Acquisition of equipment under capital lease	$-	$2,068

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009
(Dollar amounts in thousands, except per share data)

Note 1.   Nature of Operations

Matthews International Corporation ("Matthews" or the “Company”), founded in 1850 and incorporated in Pennsylvania in 1902, is a designer, manufacturer and marketer principally of memorialization products and brand solutions.  Memorialization products consist primarily of bronze memorials and other memorialization products, caskets and cremation equipment for the cemetery and funeral home industries.  Brand solutions include graphics imaging products and services, marking products and merchandising solutions. The Company's products and operations are comprised of six business segments:  Bronze, Casket, Cremation, Graphics Imaging, Marking Products and Merchandising Solutions.  The Bronze segment is a leading manufacturer of cast bronze memorials and other memorialization products, cast and etched architectural products, granite memorials and is a leading builder of mausoleums in the United States.  The Casket segment is a leading casket manufacturer and distributor in North America and produces a wide variety of wood and metal caskets.  The Cremation segment is a leading designer and manufacturer of cremation equipment and cremation caskets primarily in North America. The Graphics Imaging segment manufactures and provides brand management, printing plates, gravure cylinders, pre-press services and imaging services for the primary packaging and corrugated industries.  The Marking Products segment designs, manufactures and distributes a wide range of marking and coding equipment and consumables, and industrial automation products for identifying, tracking and conveying various consumer and industrial products, components and packaging containers.  The Merchandising Solutions segment designs and manufactures merchandising displays and systems and provides creative merchandising and marketing solutions services.

The Company has manufacturing and marketing facilities in the United States, Mexico, Canada, Europe, Australia and Asia.

Note 2.   Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information for commercial and industrial companies and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three months ended December 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2010. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2009.  The consolidated financial statements include all domestic and foreign subsidiaries in which the Company maintains an ownership interest and has operating control.  All intercompany accounts and transactions have been eliminated.

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

Level 3:                      Unobservable inputs for the asset or liability.

As of December 31, 2009, the fair values of the Company’s assets and liabilities measured on a recurring basis are categorized as follows:

	Level 1	Level 2	Level 3	Total
Assets:
Short term investments	$62	-	-	$62
Trading securities	12,736	-	-	12,736
Total assets at fair value	$12,798	-	-	$12,798

Liabilities:
Derivatives (1)	-	$5,054	-	$5,054
Total liabilities at fair value	-	$5,054	-	$5,054

(1) Interest rate swaps are valued based on observable market swap rates and are classified within Level 2 of the fair value hierarchy.

Note 4.   Inventories

Inventories consisted of the following:

	December 31, 2009	September 30, 2009

Materials and finished goods	$80,572	$80,692
Labor and overhead in process	14,747	13,763
	$95,319	$94,455

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Dollar amounts in thousands, except per share data)

Note 5.   Debt

The Company has a domestic Revolving Credit Facility with a syndicate of financial institutions.  The maximum amount of borrowings available under the facility is $225,000 and the facility’s maturity is September 2012. Borrowings under the facility bear interest at LIBOR plus a factor ranging from .40% to ..80% based on the Company’s leverage ratio.  The leverage ratio is defined as net indebtedness divided by EBITDA (earnings before interest, taxes, depreciation and amortization).  The Company is required to pay an annual commitment fee ranging from .15% to .25% (based on the Company’s leverage ratio) of the unused portion of the facility.   The Revolving Credit Facility requires the Company to maintain certain leverage and interest coverage ratios.  A portion of the facility (not to exceed $20,000) is available for the issuance of trade and standby letters of credit.  Outstanding borrowings on the Revolving Credit Facility as of December 31, 2009 were $181,000.  The weighted-average interest rate on outstanding borrowings at December 31, 2009 and 2008 was 2.92% and 3.87%, respectively.

The Company has entered into the following interest rate swaps:

Date	Initial Amount	Fixed Interest Rate	Interest Rate Spread at December 31, 2009	Maturity Date
September 2007	$25,000	4.77%	.60%	September 2012
May 2008	40,000	3.72	.60	September 2012
October 2008	20,000	3.21	.60	October 2010
October 2008	20,000	3.46	.60	October 2011

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

The fair value of the interest rate swaps reflected an unrealized loss of $5,054 ($3,083 after tax) at December 31, 2009 that is included in shareholders’ equity as part of accumulated other comprehensive income.  Assuming market rates remain constant with the rates at December 31, 2009, approximately $1,436 of the $3,083 loss included in accumulated other comprehensive income is expected to be recognized in earnings as an adjustment to interest expense over the next twelve months.

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

At December 31, 2009 and September 30, 2009, the interest rate swap contracts were reflected as a liability on the balance sheets.  The following derivatives are designated as hedging instruments:

Liability Derivatives
Balance Sheet Location:	December 31, 2009	September 30, 2009
Current liabilities:
Other current liabilities	$2,355	$2,441
Long-term liabilities
Other accrued liabilities and deferred revenue	2,699	3,267
Total derivatives	$5,054	$5,708

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Dollar amounts in thousands, except per share data)

Note 5.  Debt (continued)

The income recognized on derivatives was as follows:

	Location of	Amount of
Derivatives in	Gain or (Loss)	Gain or (Loss)
Cash Flow	Recognized in	Recognized in Income
Hedging	Income on	on Derivatives
Relationships	Derivative	Three Months Ended December 31,
		2009	2008

Interest rate swaps	Interest expense	$(947)	$(365)

The Company recognized the following gains or losses in accumulated other comprehensive loss (“OCL”):

Location of
Gain or
(Loss)
			Reclassified	Amount of Gain or (Loss)
			from	Reclassified from
	Amount of Gain or		Accumulated	Accumulated OCL into
Derivatives in	(Loss) Recognized in		OCL into	Income
Cash Flow	OCL on Derivatives		Income	(Effective Portion*)
Hedging Relationships	December 31, 2009	September 30, 2009	(Effective Portion*)	December 31, 2009	September 30, 2009

Interest rate swaps	$(3,083)	$(3,482)	Interest expense	$(578)	$(2,134)

*There is no ineffective portion or amount excluded from effectiveness testing.

The Company, through certain of its German subsidiaries, has a credit facility with a European bank.  The maximum amount of borrowings available under this facility was 25.0 million Euros ($35,790).  Outstanding borrowings under the credit facility totaled 18.0 million Euros ($25,769) at December 31, 2009.  The weighted-average interest rate on outstanding borrowings under this facility at December 31, 2009 and 2008 was 1.66% and 5.14%, respectively.

The Company, through its German subsidiary, Saueressig GmbH & Co. KG (“Saueressig”), has several loans with various European banks.  At December 31, 2009, outstanding borrowings under these loans totaled 9.7 million Euros ($13,922).  The weighted-average interest rate on outstanding borrowings of Saueressig at December 31, 2009 and 2008 was 5.92% and 5.78%, respectively.

The Company, through its wholly-owned subsidiary, Matthews International S.p.A., has several loans with various Italian banks.  Outstanding borrowings on these loans totaled 11.5 million Euros ($16,493) at December 31, 2009.  Matthews International S.p.A. also has three lines of credit totaling 8.4 million Euros ($11,982) with the same Italian banks.  Outstanding borrowings on these lines were 2.0 million Euros ($2,797) at December 31, 2009.  The weighted-average interest rate on outstanding Matthews International S.p.A. borrowings at December 31, 2009 and 2008 was 3.70% and 3.87%, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Dollar amounts in thousands, except per share data)

Note 5.  Debt (continued)

As of December 31, 2009 and September 30, 2009, the fair value of the Company’s long-term debt, including current maturities, was as follows:

	Carrying Value included
	in the Balance Sheet		Fair Value
	December 31, 2009	September 30, 2009	December 31, 2009	September 30, 2009

Long-term debt, including current maturities	$251,524	$251,718	$231,964	$230,482

Note 6.   Share-Based Payments

The Company maintains a stock incentive plan (the “1992 Incentive Stock Plan”) that provided for grants of stock options, restricted shares and certain other types of stock-based awards.  In February 2008, the Company’s shareholders approved the adoption of a new plan, the 2007 Equity Incentive Plan (the “2007 Plan”), that provides for the grants of stock options, restricted shares, stock-based performance units and certain other types of stock-based awards. Under the 2007 Plan, which has a ten-year term, the maximum number of shares available for grants or awards is an aggregate of 2,200,000. There will be no further grants under the 1992 Incentive Stock Plan.  At December 31, 2009, there were 1,534,764 shares reserved for future issuance under the 2007 Plan. Both plans are administered by the Compensation Committee of the Board of Directors.

The option price for each stock option granted under either plan may not be less than the fair market value of the Company's common stock on the date of grant.  Outstanding stock options are generally exercisable in one-third increments upon the attainment of 10%, 33% and 60% appreciation in the market value of the Company’s Class A Common Stock.  In addition, options generally vest in one-third increments after three, four and five years, respectively, from the grant date (but, in any event, not until the attainment of the market value thresholds).  The options expire on the earlier of ten years from the date of grant, upon employment termination, or within specified time limits following voluntary employment termination (with the consent of the Company), retirement or death.  The Company generally settles employee stock option exercises with treasury shares.  With respect to outstanding restricted share grants, generally one-half of the shares vest on the third anniversary of the grant.  The remaining one-half of the shares vest in one-third increments upon attainment of 10%, 25% and 40% appreciation in the market value of the Company’s Class A Common Stock. Additionally, beginning in fiscal 2009, restricted shares cannot vest until the first anniversary of the grant date.  Unvested restricted shares generally expire on the earlier of five years from the date of grant, upon employment termination, or within specified time limits following voluntary employment termination (with the consent of the Company), retirement or death.  The Company issues restricted shares from treasury shares.

For the three-month periods ended December 31, 2009 and 2008, total stock-based compensation cost totaled $1,609 and $1,336, respectively.  The associated future income tax benefit recognized was $627 and $521 for the three-month periods ended December 31, 2009 and 2008, respectively.

For the three-month periods ended December 31, 2009 and 2008, the amount of cash received from the exercise of stock options was $672 and $255, respectively.  In connection with these exercises, the tax benefits realized by the Company for the three-month periods ended December 31, 2009 and 2008 were $262 and $99, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Dollar amounts in thousands, except per share data)

Note 6.   Share-Based Payments (continued)

Changes to restricted stock for the three months ended December 31, 2009 were as follows:

		Weighted-
		average
		grant-date
	Shares	fair value
Non-vested at September 30, 2009	271,656	$37.61
Granted	178,009	33.65
Vested	-	-
Expired or forfeited	-	-
Non-vested at December 31, 2009	449,665	36.04

As of December 31, 2009, the total unrecognized compensation cost related to unvested restricted stock was $8,219 and is expected to be recognized over a weighted average period of 1.9 years.

The transactions for shares under options for the quarter ended December 31, 2009 were as follows:

			Weighted-
		Weighted-	average	Aggregate
		average	remaining	intrinsic
	Shares	exercise price	contractual term	value
Outstanding, September 30, 2009	1,224,909	$35.94
Granted	-	-
Exercised	(28,950)	23.23
Expired or forfeited	(3,050)	37.17
Outstanding, December 31, 2009	1,192,909	36.25	5.6	$-
Exercisable, December 31, 2009	838,224	34.87	5.2	$467

The fair value of shares earned during the three-month periods ended December 31, 2009 and 2008 was $3,411 and $2,726, respectively.  The intrinsic value of options (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during the three-month periods ended December 31, 2009 and 2008 was $417 and $265, respectively.

The transactions for non-vested options for the quarter ended December 31, 2009 were as follows:

		Weighted-average
		grant-date
Non-vested shares	Shares	fair value
Non-vested at September 30, 2009	673,035	$12.17
Granted	-	-
Vested	(316,667)	10.77
Expired or forfeited	(1,683)	9.79
Non-vested at December 31, 2009	354,685	13.43

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Dollar amounts in thousands, except per share data)

Note 6.   Share-Based Payments (continued)

As of December 31, 2009, the total unrecognized compensation cost related to non-vested stock options was approximately $908. This cost is expected to be recognized over a weighted-average period of 1.6 years in accordance with the vesting periods of the options.

The fair value of each restricted stock grant is estimated on the date of grant using a binomial lattice valuation model.  The following table indicates the assumptions used in estimating fair value of restricted stock for the quarters ended December 31, 2009 and 2008.

	Three Months Ended December 31,
	2009	2008
Expected volatility	30.0%	27.0%
Dividend yield	.8%	.6%
Average risk free interest rate	2.3%	2.4%
Average expected term (years)	2.2	2.3

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

Under the Company’s Director Fee Plan, directors who are not also officers of the Company each receive, as an annual retainer fee, either cash or shares of the Company's Class A Common Stock equivalent to $60.  An additional annual retainer fee of $70 is paid to a non-employee Chairman of the Board. Where the annual retainer fee is provided in shares, each director may elect to be paid these shares on a current basis or have such shares credited to a deferred stock account as phantom stock, with such shares to be paid to the director subsequent to leaving the Board.  The value of deferred shares is recorded in other liabilities.  A total of 25,013 shares had been deferred under the Director Fee Plan at December 31, 2009.  Additionally, directors who are not also officers of the Company each receive an annual stock-based grant (non-statutory stock options, stock appreciation rights and/or restricted shares) with a value of $70. A total of 22,300 stock options have been granted under the plan.  At December 31, 2009, 17,800 options were outstanding and vested. Additionally, 37,210 shares of restricted stock have been granted under the plan, 22,810 of which were unvested at December 31, 2009.  A total of 300,000 shares have been authorized to be issued under the Director Fee Plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Dollar amounts in thousands, except per share data)

Note 7.   Earnings Per Share Attributable to Matthews’ Shareholders

	Three Months Ended
	December 31,
	2009	2008

Net income attributable to Matthews’ shareholders	$12,996	$11,289

Weighted-average common shares outstanding	29,974,606	30,482,249
Dilutive securities, primarily stock options	214,441	71,822
Diluted weighted-average common shares outstanding	30,189,047	30,554,071

Basic earnings per share	$.43	$.37
Diluted earnings per share	$.43	$.37

Options to purchase 1,005,471 shares of common stock were not included in the computation of diluted earnings per share for the three months ended December 31, 2009 because the inclusion of these options would be anti-dilutive.  There were no anti-dilutive securities for the three months ended December 31, 2008.

Note 8.   Pension and Other Postretirement Benefit Plans

The Company provides defined benefit pension and other postretirement plans to certain employees. Net periodic pension and other postretirement benefit cost for the plans included the following:

	Pension		Other Postretirement
Three months ended December 31,	2009	2008	2009	2008

Service cost	$1,078	$856	$173	$143
Interest cost	1,853	1,868	346	386
Expected return on plan assets	(1,717)	(1,900)	-	-
Amortization:
Prior service cost	(10)	(9)	(181)	(322)
Net actuarial loss	1,338	456	130	71

Net benefit cost	$2,542	$1,271	$468	$278

Benefit payments under the Company’s principal retirement plan are made from plan assets, while benefit payments under the postretirement benefit plan are made from the Company’s operating funds.  Under IRS regulations, the Company is not required to make any significant contributions to its principal retirement plan in fiscal year 2010.  During the three months ended December 31, 2009, contributions of $194 and $255 were made under the supplemental retirement plan and postretirement plan, respectively.  The Company currently anticipates contributing an additional $578 and $795 under the supplemental retirement plan and postretirement plan, respectively, for the remainder of fiscal 2010.

On October 1, 2008, the Company adopted the Financial Accounting Standards Board (“FASB”) guidance on accounting for defined benefit pension and other postretirement plans. The measurement date for the Company’s pension and postretirement plans was changed from July 31 to September 30.  Accordingly, an additional pension liability of $577 and postretirement liability of $125, net of tax, was recorded as of December 31, 2008 to recognize the additional expense through September 30, with a corresponding adjustment to retained earnings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Dollar amounts in thousands, except per share data)

Note 9.   Income Taxes

Income tax provisions for the Company’s interim periods are based on the effective income tax rate expected to be applicable for the full year. The Company's effective tax rate for the three months ended December 31, 2009 was 36.0%, compared to 30.9% for the first quarter of fiscal 2009. The first quarter of fiscal 2009 included a one-time reduction in income tax expense of $936 to reflect the Company’s ability to utilize a European tax loss carryover.  The difference between the Company's fiscal 2010 first quarter effective tax rate and the Federal statutory rate of 35.0% primarily reflected the impact of state and foreign income taxes.

The Company had unrecognized tax benefits (excluding penalties and interest) of $3,556 and $3,575 on December 31, 2009 and September 30, 2009, respectively, all of which, if recorded, would impact the 2010 annual effective tax rate.  It is reasonably possible that the amount of unrecognized tax benefits could change by approximately $400 in the next 12 months primarily due to tax examinations and the expiration of statutes related to specific tax positions.

The Company classifies interest and penalties on tax uncertainties as a component of the provision for income taxes. The Company included $110 in interest and penalties in the provision for income taxes for the first quarter of fiscal 2010. Total penalties and interest accrued were $2,948 and $2,838 at December 31, 2009 and September 30, 2009, respectively.  These accruals may potentially be applicable in the event of an unfavorable outcome of uncertain tax positions.

The Company is currently under examination in several tax jurisdictions and remains subject to examination until the statute of limitations expires for those tax jurisdictions.  As of December 31, 2009, the tax years that remain subject to examination by major jurisdiction generally are:

United States – Federal	2007 and forward
United States – State	2006 and forward
Canada	2004 and forward
Europe	2002 and forward
United Kingdom	2008 and forward
Australia	2005 and forward

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Dollar amounts in thousands, except per share data)

Note 10.   Segment Information (continued)

Information about the Company's segments follows:

	Three Months Ended
	December 31,
	2009	2008
Sales to external customers:
Memorialization:
Bronze	$49,259	$49,734
Casket	50,664	52,599
Cremation	8,500	6,283
	108,423	108,616
Brand Solutions:
Graphics Imaging	59,806	57,194
Marking Products	11,566	11,585
Merchandising Solutions	13,178	13,891
	84,550	82,670

	$192,973	$191,286

	Three Months Ended
	December 31,
	2009	2008
Operating profit:
Memorialization:
Bronze	$10,360	$9,260
Casket	5,808	6,401
Cremation	1,130	813
	17,298	16,474
Brand Solutions:
Graphics Imaging	3,989	2,635
Marking Products	600	671
Merchandising Solutions	289	299
	4,878	3,605

	$22,176	$20,079

Note 11.   Acquisitions

In December 2009, the Company acquired United Memorial Products, Inc. (“UMP”), a supplier of granite memorial products, burial vaults and caskets in the western United States. UMP reported sales of approximately $11,000 in calendar 2009.  The transaction was structured as an asset purchase and was designed to extend Matthews’ presence in the broad granite market. The purchase price for the acquisition is $10,000, plus additional consideration of $3,500 payable over five years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Dollar amounts in thousands, except per share data)

Note 11.   Acquisitions (continued)

In May 2008, the Company acquired a 78% interest in Saueressig, a manufacturer of gravure printing cylinders.  The transaction was structured as a stock purchase with a purchase price of approximately 58.1 million Euros ($90,783). In addition, the Company entered into an option agreement related to the remaining 22% interest in Saueressig.  The option agreement contains certain put and call provisions for the purchase of the remaining 22% interest in future years at a price to be determined by a specified formula based on future operating results of Saueressig.  The initial carrying value of minority interest was adjusted to the estimated future purchase price (“Redemption Value”) of the minority interest, with a corresponding charge to retained earnings. For subsequent periods, the carrying value of minority interest reflected on the Company’s balance sheet will be adjusted for changes in Redemption Value, with a corresponding adjustment to retained earnings.  To the extent Redemption Value in future periods is less than or greater than the estimated fair value of the minority interest, income available to common shareholders in the determination of earnings per share will increase or decrease, respectively, by such amount.  However, income available to common shareholders will only increase to the extent that a decrease was previously recognized.  In any case, net income will not be affected by such amounts. At December 31, 2009, Redemption Value was equal to fair value, and there was no impact on income available to common shareholders.

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

A summary of the carrying amount of goodwill attributable to each segment as well as the changes in such amounts are as follows:

				Graphics	Marking	Merchandising
	Bronze	Casket	Cremation	Imaging	Products	Solutions	Consolidated

Goodwill	$79,707	$122,896	$13,887	$158,863	$9,980	$9,138	$394,471
Accumulated impairment losses	(412)	-	(5,000)	(3,840)	-	-	(9,252)
Balance at September 30, 2009	79,295	122,896	8,887	155,023	9,980	9,138	385,219

Additions during period	7,399	-	-	(488)	-	-	6,911
Translation and other adjustments	(548)	(15)	(52)	(2,349)	27	-	(2,937)
Goodwill	86,558	122,881	13,835	156,026	10,007	9,138	398,445

Accumulated impairment losses	(412)	-	(5,000)	(3,840)	-	-	(9,252)
Balance at December 31, 2009	$86,146	$122,881	$8,835	$152,186	$10,007	$9,138	$389,193

The addition to Bronze goodwill during the first quarter of fiscal 2010 represents the acquisition of UMP; the change in Graphics goodwill represents the effect of an adjustment to the purchase price for the Saueressig acquisition.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Dollar amounts in thousands, except per share data)

Note 12.   Goodwill and Other Intangible Assets (continued)

The following tables summarize the carrying amounts and related accumulated amortization for intangible assets as of December 31, 2009 and September 30, 2009, respectively.

	Carrying	Accumulated
	Amount	Amortization	Net
December 31, 2009:
Trade names	$24,688	$- *	$24,688
Trade names	1,563	(526)	1,037
Customer relationships	36,223	(8,836)	27,387
Copyrights/patents/other	8,212	(5,776)	2,436
	$70,686	$(15,138)	$55,548

September 30, 2009:
Trade names	$24,418	$- *	$24,418
Trade names	1,598	(458)	1,140
Customer relationships	35,568	(8,232)	27,336
Copyrights/patents/other	7,777	(5,670)	2,107
	$69,361	$(14,360)	$55,001
* Not subject to amortization

The net change in intangible assets during fiscal 2010 included an increase for the acquisition of UMP offset by the impact of foreign currency fluctuations during the period and additional amortization.

Amortization expense on intangible assets was $850 and $1,063 for the three-month periods ended December 31, 2009 and 2008, respectively.  The remaining amortization expense is estimated to be $2,556 in 2010, $3,131 in 2011, $2,673 in 2012, $2,338 in 2013 and $2,158 in 2014.

Note 13.   Accounting Pronouncements

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Dollar amounts in thousands, except per share data)

Note 13.   Accounting Pronouncements (continued)

In December 2007, the FASB issued new guidance regarding business combinations.  This guidance requires recognition and measurement of the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in a business combination, goodwill acquired or a gain from a bargain purchase.  It is effective for fiscal years beginning on or after December 15, 2008 and is to be applied prospectively.  Earlier adoption is not permitted.  The Company adopted the new guidance effective October 1, 2009. See Note 12.

In December 2007, the FASB issued new guidance regarding noncontrolling interests in consolidated financial statements.  This guidance establishes accounting and reporting standards for the noncontrolling interest in a subsidiary. It requires that consolidated net income reflect the amounts attributable to both the parent and the noncontrolling interest, and also includes additional disclosure requirements. It is effective for fiscal years beginning on or after December 15, 2008 and is to be applied prospectively as of the beginning of the fiscal year in which the guidance is initially applied, except for the presentation and disclosure requirements which shall be applied retrospectively for all periods presented.  Earlier adoption is not permitted.  The Company adopted the new guidance effective October 1, 2009, as reflected in the Condensed Consolidated Balance Sheets, the Consolidated Statements of Income and the Consolidated Statements of Changes in Shareholders’ Equity.

In December 2008, the FASB issued changes to employers’ disclosures about postretirement benefit plan assets. These changes require enhanced disclosures regarding assets in defined benefit pension or other postretirement plans.  It is effective for fiscal years ending after December 31, 2009.  Earlier application is permitted. The Company is currently evaluating the impact of adopting these changes, which is effective for the Company’s Annual Report on Form 10-K for fiscal 2010.

In April 2009, the FASB issued changes to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. It also requires those disclosures in summarized financial information at interim reporting periods. These changes are effective for interim reporting periods ending after June 15, 2009 and were adopted by the Company as of June 30, 2009.  See Notes 3 and 5.

Effective September 30, 2007, the Company adopted the recognition and related disclosure provisions of guidance on employers’ accounting for defined benefit pension and other postretirement plans which amended earlier guidance.  In the first quarter of fiscal 2009, the Company adopted the provision requiring the Company to measure the plan assets and benefit obligations of defined benefit postretirement plans as of the date of its year-end balance sheet.  Adoption of this provision did not have a material effect on the Company’s consolidated results of operations or financial condition. See Note 8.

In May 2009, the FASB issued new guidance regarding subsequent events.  The guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  The Statement is effective for interim or annual financial periods ending after June 15, 2009.  Accordingly, the Company adopted these changes as of June 30, 2009.  The adoption had no material impact on the Company’s consolidated results of operations or financial condition.  See Note 14.

In June 2008, the FASB issued guidance regarding instruments granted in share-based payments.  The guidance requires unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) to be considered participating securities and therefore included in the computation of earnings per share pursuant to the two-class method.  This guidance is effective for years beginning after December 31, 2008.  The Company adopted the provisions of this guidance effective October 1, 2009, which did not have a material effect on the Company’s financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Dollar amounts in thousands, except per share data)

Note 14.   Subsequent Events:

The Company evaluated subsequent events for recognition and disclosure through February 3, 2010.  The evaluation resulted in no impact to the consolidated financial statements.

On January 22, 2010, the Company announced that its Board of Directors approved the continuation of its stock repurchase program and increased the total authorization for stock repurchases by an additional two million five hundred thousand shares.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement:

The following discussion should be read in conjunction with the consolidated financial statements of Matthews International Corporation (“Matthews” or the “Company”) and related notes thereto included in this Quarterly Report on Form 10-Q and the Company's Annual Report on Form 10-K for the year ended September 30, 2009.  Any forward-looking statements contained herein are included pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements involve known and unknown risks and uncertainties that may cause the Company's actual results in future periods to be materially different from management's expectations.  Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove correct.  Factors that could cause the Company's results to differ materially from the results discussed in such forward-looking statements principally include changes in domestic or international economic conditions, changes in foreign currency exchange rates, changes in the cost of materials used in the manufacture of the Company’s products, changes in death rates, changes in product demand or pricing as a result of consolidation in the industries in which the Company operates, changes in product demand or pricing as a result of domestic or international competitive pressures, unknown risks in connection with the Company's acquisitions, and technological factors beyond the Company's control.  In addition, although the Company does not have any customers that would be considered individually significant to consolidated sales, changes in the distribution of the Company’s products or the potential loss of one or more of the Company’s larger customers are also considered risk factors.

Results of Operations:

The following table sets forth certain income statement data of the Company expressed as a percentage of net sales for the periods indicated.

	Three months ended		Years ended
	December 31,		September 30,
	2009	2008	2009	2008
Sales	100.0%	100.0%	100.0%	100.0%
Gross profit	38.0%	35.5%	37.7%	39.5%
Operating profit	11.5%	10.5%	12.9%	16.2%
Income before taxes	11.1%	8.5%	11.3%	14.9%
Net income	7.1%	5.9%	7.6%	10.0%
Net income attributable to Matthews’ shareholders	6.7%	5.9%	7.4%	9.7%

Sales for the quarter ended December 31, 2009 were $193.0 million, compared to $191.3 million for the three months ended December 31, 2008.  The increase reflected the impact of recent acquisitions and a favorable impact of approximately $6.2 million from changes in foreign currency values against the U.S. dollar.  Excluding these factors, sales declined in five of the Company’s six segments, reflecting the continuing impact of the global recession and an estimated lower domestic casketed death rate compared to last year.

In the Company’s Memorialization business, Bronze segment sales for the fiscal 2010 first quarter were $49.3 million, compared to $49.7 million for the fiscal 2009 first quarter.  The decrease primarily resulted from a reduction in the volume of memorial and architectural product sales, offset partially by an increase in the value of foreign currencies against the U.S. dollar.  Sales for the Casket segment were $50.7 million for the quarter ended December 31, 2009, compared to fiscal 2009 first quarter sales of $52.6 million. The decrease resulted principally from lower unit volume and an unfavorable change in product mix, partially offset by the acquisition of a small casket distributor in the fourth quarter of fiscal 2009.  The decline in sales for both the Bronze and Casket segments reflected a decline in the estimated number of casketed deaths compared to the same period last year.  Sales for the Cremation segment were $8.5 million for the first quarter of fiscal 2010, compared to $6.3 million for the same period a year ago.  The increase principally reflected the impact of a small European cremation equipment manufacturer in fiscal 2009 and higher sales of cremation equipment in the U.S. market.  In the Brand Solutions business, sales for the Graphics Imaging segment in the first quarter of fiscal 2009 were $59.8 million, compared to $57.2 million for the same period a year ago.  The sales increase resulted principally from an increase in the value of foreign currencies against the U.S. dollar and the impact of the acquisition of a small graphics operation headquartered in Hong Kong in the fiscal 2009 fourth quarter.  Excluding these items, sales declined from a year ago primarily reflecting the current economic environment, particularly in the U.S. and U.K. markets.  Marking Products segment sales were $11.6 million for the first fiscal quarter of 2010 and 2009.  The segment’s sales benefitted from the recent acquisition of a small European distributor and the favorable impact of foreign currency rates against the U.S. dollar, offset by the continuing impact of the global economy on the segment’s sales.  Sales for the Merchandising Solutions segment were $13.2 million for the first quarter of fiscal 2010, compared to $13.9 million for the same period a year ago.  The decrease principally reflected lower project volume resulting from the current U.S. economic conditions.

Gross profit for the quarter ended December 31, 2009 was $73.4 million, compared to $67.9 million for the same period a year ago.  Consolidated gross profit as a percent of sales for the first quarter of fiscal 2010 increased to 38.0% from 35.5% for the first quarter of fiscal 2009.  The increase in consolidated gross profit and gross profit percentage primarily reflected the absence of unusual charges in the current quarter and the benefits from fiscal 2009 cost structure initiatives, particularly in the Saueressig operation. Consolidated gross profit was also favorably impacted by changes in the values of foreign currencies against the U.S. dollar.

Selling and administrative expenses for the three months ended December 31, 2009 were $51.2 million, compared to $47.8 million for the first quarter of fiscal 2009.  Consolidated selling and administrative expenses as a percent of sales were 26.5% for the quarter ended December 31, 2009, compared to 25.0% for the same period last year.  The increase in selling and administrative expenses primarily resulted from higher pension expense and higher expenses for the casket segment as a result of the acquisition of a casket distributor in fiscal 2009.  These factors, combined with lower sales in several of the Company’s segments adversely affected consolidated selling and administrative expenses as a percentage of sales.

Operating profit for the quarter ended December 31, 2009 was $22.2 million, compared to $20.1 million for the three months ended December 31, 2008.  Operating profit for the quarter ended December 31, 2009 included an increase of $1.3 million in pension expense compared to the first quarter of fiscal 2009.  First quarter fiscal 2009 operating profit included unusual charges of approximately $5.8 million. Bronze segment operating profit for the fiscal 2010 first quarter was $10.4 million, compared to $9.3 million for the first quarter of fiscal 2009.  The first quarter of fiscal 2009 included unusual charges of approximately $3.4 million related principally to facility consolidations.  Excluding the impact of the unusual charges, fiscal 2010 first quarter operating profit declined compared to the prior year, reflecting lower sales and higher pension expense, partially offset by the favorable impact of changes in foreign currency values against the U.S. dollar.  Operating profit for the Casket segment for the first quarter of fiscal 2010 was $5.8 million, compared to $6.4 million for the first quarter of fiscal 2009.  The decrease principally resulted from lower sales, including the unfavorable change in product mix.  Additionally, fiscal 2009 first quarter operating profit included unusual charges of approximately $940,000, which were principally related to bad debt expense.  Cremation segment operating profit for the quarter ended December 31, 2009 was $1.1 million, compared to $813,000 for the same period a year ago.  The increase principally reflected higher domestic sales of cremation equipment and the fiscal 2009 acquisition of a small European cremation equipment manufacturer.  Graphics Imaging segment operating profit for the quarter ended December 31, 2009 was $4.0 million, compared to $2.6 million for the three months ended December 31, 2008.  The increase resulted primarily from improved performance by the segment’s German operations, particularly Saueressig GmbH KG & Co. (“Saueressig”), and the favorable impact of changes in foreign currencies against the U.S. dollar. Saueressig reported an increase in operating profit as a result of cost reduction initiatives taken since its acquisition in May 2008.  In addition, the first quarter of fiscal 2009 included unusual charges of $900,000 related to severance costs and the integration of Saueressig.  Operating profit for the Marking Products segment for the fiscal 2010 first quarter was $600,000, compared to $671,000 for the same period a year ago.  The decrease primarily resulted from slightly lower sales, costs related to a new distribution operation in Germany and higher pension expense.  In addition, Marking Products segment operating profit for the first quarter of fiscal 2009 included unusual charges of $350,000, which principally related to severance costs.  Merchandising Solutions segment operating profit was $288,000 for the first quarter of fiscal 2010, compared to $299,000 for the same period in fiscal 2009.  The decrease primarily reflected lower sales.  Additionally, the first quarter of fiscal 2009 included unusual charges of approximately $150,000 related to severance costs in connection with cost structure initiatives.

Investment income was $1.2 million for the three months ended December 31, 2009, compared to a net loss of $388,000 for the quarter ended December 31, 2008.  The fiscal 2009 first quarter investment loss reflected a mark-to-market adjustment of approximately $775,000, representing unrealized losses in the value of investments held in long-term trusts for certain employee benefit plans.  Interest expense for the fiscal 2010 first quarter was $1.9 million, compared to $3.3 million for the same period last year.  The decrease in interest expense primarily reflected lower interest rates and a reduction in the average level of debt compared to the same quarter a year ago.

Other income (deductions), net, for the quarter ended December 31, 2009 represented a decrease in pre-tax income of $98,000, compared to a decrease in pre-tax income of $111,000 for the same quarter last year.

The Company's effective tax rate for the three months ended December 31, 2009 was 36.0%, compared to 30.9% for the first quarter of fiscal 2009.  The first quarter fiscal 2009 tax rate included the one-time impact of a $936,000 reduction in income tax expense to reflect the Company’s ability to utilize a tax loss carryover in Europe.  Excluding the favorable one-time adjustment to deferred taxes, the Company’s effective tax rate for the fiscal 2009 full year was 36.2%.  The decline in the fiscal 2010 first quarter effective tax rate compared to the fiscal 2009 full year rate primarily reflects the change in accounting for noncontrolling interest, which resulted in the reclassification of certain items on the income statement.  The difference between the Company's effective tax rate and the Federal statutory rate of 35.0% primarily reflected the impact of state and foreign income taxes.

Net income attributable to noncontrolling interests in the fiscal 2010 first quarter was $660,000, compared to a net loss attributable to noncontrolling interests of $9,000 in the first quarter of fiscal 2009.  The increase related to improved profitability from Saueressig and the acquisition of an 80% interest in a small graphics operation headquartered in Hong Kong late in fiscal 2009.

Liquidity and Capital Resources:

Net cash provided by operating activities was $23.6 million for the first quarter of fiscal 2010, compared to $19.6 million for the first quarter of fiscal 2009.  Operating cash flow for both periods reflected net income adjusted for depreciation, amortization and stock-based compensation expense, partially offset by decreases in deferred taxes.  In the fiscal 2010 first quarter, working capital changes included a decrease in accounts receivable, offset partially by a decrease in accounts payable and the payment of year-end compensation accruals.

Cash used in investing activities was $15.2 million for the three months ended December 31, 2009, compared to $5.5 million for the three months ended December 31, 2008.  Investing activities for the first quarter of fiscal 2010 primarily reflected capital expenditures of $4.2 million, payments (net of cash acquired) of $9.5 million for acquisitions and net purchases of investments of $1.6 million.  Investing activities for the first quarter of fiscal 2009 consisted of capital expenditures of $3.1 million and net purchases of investments of $2.5 million.

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

Cash used in financing activities for the quarter ended December 31, 2009 was $5.2 million, primarily reflecting long-term debt proceeds, net of repayments, of $1.4 million, treasury stock purchases of $5.1 million, proceeds of $672,000 from the sale of treasury stock (stock option exercises) and dividends of $2.1 million to the Company's shareholders.  Cash used in financing activities for the quarter ended December 31, 2008 was $7.4 million, primarily reflecting long-term debt proceeds, net of repayments, of $16.0 million, treasury stock purchases of $19.3 million, proceeds of $255,000 from the sale of treasury stock (stock option exercises), dividends of $2.1 million to the Company's shareholders and distributions of $2.3 million to minority interests.

The Company has a domestic Revolving Credit Facility with a syndicate of financial institutions.  The maximum amount of borrowings available under the facility is $225 million and the facility’s maturity is September 2012. Borrowings under the facility bear interest at LIBOR plus a factor ranging from ..40% to .80% based on the Company’s leverage ratio.  The leverage ratio is defined as net indebtedness divided by EBITDA (earnings before interest, taxes, depreciation and amortization).  The Company is required to pay an annual commitment fee ranging from .15% to .25% (based on the Company’s leverage ratio) of the unused portion of the facility.  The Revolving Credit Facility requires the Company to maintain certain leverage and interest coverage ratios.  A portion of the facility (not to exceed $20 million) is available for the issuance of trade and standby letters of credit.  Outstanding borrowings on the Revolving Credit Facility at December 31, 2009 and September 30, 2009 were $181.0 million and $177.5 million, respectively.  The weighted-average interest rate on outstanding borrowings at December 31, 2009 and 2008 was 2.92% and 3.87%, respectively.

The Company has entered into the following interest rate swaps:

Date	Initial Amount	Fixed Interest Rate	Interest Rate Spread at December 31, 2009	Maturity Date
September 2007	$25 million	4.77%	.60%	September 2012
May 2008	40 million	3.72	.60	September 2012
October 2008	20 million	3.21	.60	October 2010
October 2008	20 million	3.46	.60	October 2011

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

The fair value of the interest rate swaps reflected an unrealized loss of $5.1 million ($3.1 million after tax) at December 31, 2009 that is included in shareholders’ equity as part of accumulated other comprehensive income.  Assuming market rates remain constant with the rates at December 31, 2009, approximately $1.4 million of the $3.1 million loss included in accumulated other comprehensive income is expected to be recognized in earnings as interest expense over the next twelve months.

The Company, through certain of its German subsidiaries, has a credit facility with a European bank for borrowings up to 25.0 million Euros ($35.8 million).  Outstanding borrowings under the credit facility totaled 18.0 million Euros ($25.8 million) at December 31, 2009 and 18.0 million Euros ($26.3 million) at September 30, 2009.  The weighted-average interest rate on outstanding borrowings under the facility at December 31, 2009 and 2008 was 1.66% and 5.14%, respectively.

The Company, through its German subsidiary, Saueressig, has several loans with various European banks.  Outstanding borrowings under these loans totaled 9.7 million Euros ($13.9 million) at December 31, 2009 and 10.0 million Euros ($14.7 million) at September 30, 2009.  The weighted average interest rate on outstanding borrowings of Saueressig at December 31, 2009 and 2008 was 5.92% and 5.78%, respectively.

The Company, through its wholly-owned subsidiary, Matthews International S.p.A., has several loans with various Italian banks.  Outstanding borrowings on these loans totaled 11.5 million Euros ($16.5 million) at December 31, 2009 and 12.2 million Euros ($18.0 million) at September 30, 2009.  Matthews International S.p.A. also has three lines of credit totaling 8.4 million Euros ($12.0 million) with the same Italian banks.  Outstanding borrowings on these lines were 2.0 million Euros ($2.8 million) at December 31, 2009 and 2.0 million Euros ($2.9 million) at September 30, 2009.  The weighted-average interest rate on outstanding borrowings of Matthews International S.p.A. at December 31, 2009 and 2008 was 3.70% and 3.87%, respectively.

The Company has a stock repurchase program.  Under the program, the Company's Board of Directors had authorized the repurchase of a total of 12,500,000 shares of Matthews common stock, of which 12,426,558 shares had been repurchased as of December 31, 2009.  On January 22, 2010, the Company announced that its Board of Directors approved an additional 2,500,000 shares to the Company’s repurchase authorization. The buy-back program is designed to increase shareholder value, enlarge the Company's holdings of its common stock, and add to earnings per share. Repurchased shares may be retained in treasury, utilized for acquisitions, or reissued to employees or other purchasers, subject to the restrictions of the Company’s Articles of Incorporation.

Consolidated working capital of the Company was $167.2 million at December 31, 2009, compared to $173.1 million at September 30, 2009.  Cash and cash equivalents were $59.9 million at December 31, 2009, compared to $57.8 million at September 30, 2009.  The Company's current ratio was 2.3 at December 31, 2009, compared to 2.3 at September 30, 2009.

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

At December 31, 2009, an accrual of approximately $7.2 million had been recorded for environmental remediation (of which $836,000 was classified in other current liabilities), representing management's best estimate of the probable and reasonably estimable costs of the Company's known remediation obligations.  The accrual, which reflects previously established reserves assumed with the acquisition of York and additional reserves recorded as a purchase accounting adjustment, does not consider the effects of inflation and anticipated expenditures are not discounted to their present value.  Changes in the accrued environmental remediation obligation from the prior fiscal year reflect payments charged against the accrual.  While final resolution of these contingencies could result in costs different than current accruals, management believes the ultimate outcome will not have a significant effect on the Company's consolidated results of operations or financial position.

Acquisitions

In December 2009, the Company acquired United Memorial Products, Inc. (“UMP”), a leading supplier of granite memorial products, burial vaults and caskets in the western United States. UMP reported sales of approximately $11 million in calendar 2009.  The transaction was structured as an asset purchase and was designed to extend Matthews’ presence in the broad granite market. The purchase price for the acquisition is $10 million, plus additional consideration of $3.5 million payable over five years.

Forward-Looking Information:

Matthews has a three-pronged strategy to attain annual growth in earnings per share.  This strategy consists of the following:  internal growth (which includes productivity improvements, new product development and the expansion into new markets with existing products), acquisitions and share repurchases under the Company’s stock repurchase program (see “Liquidity and Capital Resources”).  For the past ten fiscal years, the Company has achieved an average annual increase in earnings per share of 11.1%.

One of the most significant factors expected to impact fiscal 2010 results is the continued weakness in the domestic and global economies.  The current recession unfavorably affected sales and profits in both the Memorialization and Brand Solutions businesses in fiscal 2009, and has continued to affect all of the Company’s segments in the first quarter of fiscal 2010.  Additionally, pension expense will increase by approximately $5.1 million in fiscal 2010 compared to fiscal 2009 as a result of the market’s impact on plan assets and the valuation of the pension obligation as of September 30, 2009.  With these challenges, each of the Company’s segments continues to emphasize the importance of cost structure relative to revenue run rates.

In November 2009, the Company indicated that, despite the increase in fiscal 2010 pension expense, fiscal 2010 earnings were expected to relatively consistent with fiscal 2009 earnings, excluding unusual items.  Based on the results for the first quarter of fiscal 2010 and current projections for the remainder of the fiscal year, the Company is maintaining its earnings guidance at this time.

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

A summary of the Company's significant accounting policies are included in the Notes to Consolidated Financial Statements and in the critical accounting policies in Management’s Discussion and Analysis included in the Company's Annual Report on Form 10-K for the year ended September 30, 2009.  Management believes that the application of these policies on a consistent basis enables the Company to provide useful and reliable financial information about the company's operating results and financial condition.

LONG-TERM CONTRACTUAL OBLIGATIONS AND COMMITMENTS:

The following table summarizes the Company’s contractual obligations at December 31, 2009, and the effect such obligations are expected to have on its liquidity and cash flows in future periods.

	Payments due in fiscal year:
		2010			After
	Total	Remainder	2011 to 2012	2013 to 2014	2014
Contractual Cash Obligations:	(Dollar amounts in thousands)
Revolving credit facilities	$206,769	$-	$206,769	$-	$-
Notes payable to banks	34,332	4,702	14,797	11,821	3,012
Short-term borrowings	2,797	2,797	-	-	-
Capital lease obligations	6,800	2,550	3,846	404	-
Non-cancelable operating leases	19,573	6,154	9,806	3,118	495
Other	1,361	1,361	-	-	-

Total contractual cash obligations	$271,632	$17,564	$235,218	$15,343	$3,507

A significant portion of the loans included in the table above bear interest at variable rates.  At December 31, 2009, the weighted-average interest rate was 2.92% on the Company’s domestic Revolving Credit Facility, 1.66% on the credit facility through the Company’s German subsidiaries, 3.70% on bank loans to the Company’s wholly-owned subsidiary, Matthews International S.p.A, and 5.92% on bank loans to its majority-owned subsidiary, Saueressig.

Benefit payments under the Company’s principal retirement plan are made from plan assets, while benefit payments under the supplemental retirement plan and postretirement benefit plan are funded from the Company’s operating cash.  The Company is not required to make any significant contributions to its principal retirement plan in fiscal 2010.  During the three months ended December 31, 2009, contributions of $194,000 and $255,000 were made under the supplemental retirement plan and postretirement plan, respectively.  The Company currently anticipates contributing an additional $578,000 and $795,000 under the supplemental retirement plan and postretirement plan, respectively, for the remainder of fiscal 2010.

In connection with its acquisition of a 78% interest in Saueressig, the Company entered into an option agreement related to the remaining 22% interest.  The option agreement contains certain put and call provisions for the purchase of the remaining 22% interest in future years at a price to be determined by a specified formula based on future operating results of Saueressig.  The Company has recorded an estimate of $27.8 million in “Minority interest and minority interest arrangement” in the Consolidated Balance Sheets as of December 31, 2009 and September 30, 2009 representing the current estimate of the future purchase price.  The timing of the exercise of the put and call provisions is not presently determinable.

Unrecognized tax benefits are positions taken, or expected to be taken, on an income tax return that may result in additional payments to tax authorities.  If a tax authority agrees with the tax position taken, or expected to be taken, or the applicable statute of limitations expires, then additional payments will not be necessary.  The Company had unrecognized tax benefits, excluding penalties and interest, of approximately $3.6 million at December 31, 2009 and September 30, 2009.  The timing of potential future payments related to the unrecognized tax benefits is not presently determinable.

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

In December 2007, the FASB issued new guidance regarding business combinations.  This guidance requires recognition and measurement of the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in a business combination, goodwill acquired or a gain from a bargain purchase.  It is effective for fiscal years beginning on or after December 15, 2008 and is to be applied prospectively.  Earlier adoption is not permitted.  The Company adopted the new guidance effective October 1, 2009.

In December 2007, the FASB issued new guidance regarding noncontrolling interests in consolidated financial statements.  This guidance establishes accounting and reporting standards for the noncontrolling interest in a subsidiary. It requires that consolidated net income reflect the amounts attributable to both the parent and the noncontrolling interest, and also includes additional disclosure requirements. It is effective for fiscal years beginning on or after December 15, 2008 and is to be applied prospectively as of the beginning of the fiscal year in which the guidance is initially applied, except for the presentation and disclosure requirements which shall be applied retrospectively for all periods presented.  Earlier adoption is not permitted.  The Company adopted the new guidance effective October 1, 2009.

In December 2008, the FASB issued changes to employers’ disclosures about postretirement benefit plan assets. These changes require enhanced disclosures regarding assets in defined benefit pension or other postretirement plans.  It is effective for fiscal years ending after December 31, 2009.  Earlier application is permitted. The Company is currently evaluating the impact of the adoption of these changes, which is effective for the Company’s Annual Report on Form 10-K for fiscal 2010.

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

In June 2008, the FASB issued guidance regarding instruments granted in share-based payments.  The guidance requires unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) to be considered participating securities and therefore included in the computation of earnings per share pursuant to the two-class method.  This guidance is effective for years beginning after December 31, 2008.  The Company adopted the provisions of this guidance effective October 1, 2009, which did not have a material effect on the Company’s financial statements.

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

The fair value of the interest rate swaps reflected an unrealized loss of $5.1 million ($3.1 million after tax) at December 31, 2009 that is included in equity as part of accumulated other comprehensive income.  A decrease of 10% in market interest rates (e.g. a decrease from 5.0% to 4.5%) would result in an increase of approximately $537,000 in the fair value liability of the interest rate swaps.

Commodity Price Risks - In the normal course of business, the Company is exposed to commodity price fluctuations related to the purchases of certain materials and supplies (such as bronze ingot, steel, wood and photopolymers) used in its manufacturing operations. The Company obtains competitive prices for materials and supplies when available.

Foreign Currency Exchange Rates - The Company is subject to changes in various foreign currency exchange rates, including the Euro, British Pound, Canadian dollar, Australian dollar, Swedish Krona, Chinese Yuan, Hong Kong Dollar and Polish Zloty, in the conversion from local currencies to the U.S. dollar of the reported financial position and operating results of its non-U.S. based subsidiaries.  A strengthening of the U. S. dollar of 10% would have resulted in a decrease in sales of $7.5 million and a decrease in operating income of $816,000 for the three months ended December 31, 2009.

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

Management, under the supervision and with the participation of our Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures in effect as of December 31, 2009. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2009, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that material information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, and that such information is recorded, summarized and properly reported within the appropriate time period, relating to the Company and its consolidated subsidiaries, required to be included in the Exchange Act reports, including this Quarterly Report on Form 10-Q.

There have been no changes in the Company’s internal controls over financial reporting that occurred during the fiscal quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2.                      Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Stock Repurchase Plan

The Company has a stock repurchase program, which was initiated in 1996.  Under the program, the Company's Board of Directors has authorized the repurchase of a total of 12,500,000 shares (adjusted for stock splits) of Matthews common stock, of which 12,426,558 shares have been repurchased as of December 31, 2009.  All purchases of the Company’s common stock during the first quarter of fiscal 2010 were part of the repurchase program.

The following table shows the monthly fiscal 2010 stock repurchase activity:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced plan	Maximum number of shares that may yet be purchased under the plan

October 2009	-	$-	-	220,078
November 2009	65,000	35.50	65,000	155,078
December 2009	81,636	34.73	81,636	73,442
Total	146,636	$35.07	146,636

On January 22, 2010, the Company announced that its Board of Directors approved the continuation of its stock repurchase program and increased the total authorization for stock repurchases by an additional two million five hundred thousand shares.

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

On November 2, 2009 Matthews filed a Current Report on Form 8-K under Item 5.02 in connection with a press release announcing the election of Alvaro Garcia-Tunon to the Board of Directors.

On November 16, 2009 Matthews filed a Current Report on Form 8-K under Item 2.02 in connection with a press release announcing its earnings for fiscal 2009.

On December 22, 2009 Matthews filed a Current Report on Form 8-K under Item 7.01 in connection with a press release announcing its acquisition of United Memorial Products, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATTHEWS INTERNATIONAL CORPORATION
(Registrant)

Date: February 3, 2010	/s/ Joseph C. Bartolacci
Joseph C. Bartolacci, President
and Chief Executive Officer

Date: February 3, 2010	/s/ Steven F. Nicola
Steven F. Nicola, Chief Financial Officer,
Secretary and Treasurer