Form 10-Q
period 2010-03-31
MATTHEWS INTERNATIONAL CORP
filed 2010-05-05
CIK 63296

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-Q

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Quarterly Period Ended March 31, 2010

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

As of April 30, 2010, shares of common stock outstanding were:

Class A Common Stock 30,209,257 shares

PART I - FINANCIAL INFORMATION
MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands, except per share data)

	March 31, 2010		September 30, 2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents		$60,934		$57,732
Short-term investments		1,392		62
Accounts receivable, net		129,520		138,927
Inventories		95,339		94,455
Deferred income taxes		1,797		1,816
Other current assets		15,112		12,430

Total current assets		304,094		305,422

Investments		13,619		13,389
Property, plant and equipment: Cost	302,671		305,098
Less accumulated depreciation	(171,016)		(167,038)
		131,655		138,060
Deferred income taxes		33,240		32,563
Other assets		24,588		19,999
Goodwill		385,550		385,219
Other intangible assets, net		53,749		55,001

Total assets		$946,495		$949,653

LIABILITIES
Current liabilities:
Long-term debt, current maturities		$13,921		$14,188
Accounts payable		32,826		28,604
Accrued compensation		34,055		35,592
Accrued income taxes		13,383		8,120
Other current liabilities		43,285		45,836

Total current liabilities		137,470		132,340

Long-term debt		218,981		237,530
Accrued pension		55,826		53,734
Postretirement benefits		25,090		24,599
Deferred income taxes		12,429		13,464
Environmental reserve		6,186		6,482
Other liabilities and deferred revenue		18,708		15,489
Total liabilities		474,690		483,638

Arrangement with noncontrolling interest		25,036		27,121

SHAREHOLDERS’ EQUITY
Shareholders' equity-Matthews:
Common stock	36,334		36,334
Additional paid in capital	44,886		47,436
Retained earnings	584,469		559,786
Accumulated other comprehensive loss	(42,292)		(29,884)
Treasury stock, at cost	(182,207)		(179,454)
Total shareholders’ equity-Matthews		441,190		434,218
Noncontrolling interests		5,579		4,676
Total shareholders’ equity		446,769		438,894

Total liabilities and shareholders' equity		$946,495		$949,653

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollar amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009

Sales	$200,866	$197,362	$393,839	$388,648
Cost of sales	(123,085)	(124,245)	(242,668)	(247,679)

Gross profit	77,781	73,117	151,171	140,969

Selling and administrative expenses	(50,663)	(49,678)	(101,877)	(97,451)

Operating profit	27,118	23,439	49,294	43,518

Investment income (loss)	809	(307)	2,004	(695)
Interest expense	(1,812)	(3,030)	(3,751)	(6,294)
Other income (deductions), net	(633)	114	(731)	3

Income before income taxes	25,482	20,216	46,816	36,532

Income taxes	(9,187)	(7,388)	(16,865)	(12,424)

Net income	16,295	12,828	29,951	24,108
Less: net income attributable to noncontrolling interests	(364)	(86)	(1,024)	(77)

Net income attributable to Matthews’ shareholders	$15,931	$12,742	$28,927	$24,031

Earnings per share attributable to Matthews' shareholders:
Basic	$.53	$.42	$0.97	$0.79

Diluted	$.53	$.42	$0.96	$0.79

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the Six Months Ended March 31, 2010 and 2009
(Dollar amounts in thousands, except per share data)
__________

	Shareholders’ Equity – Matthews
				Accumulated
				Other
		Additional		Comprehensive		Non-
	Common	Paid-in	Retained	Income (Loss)	Treasury	controlling
	Stock	Capital	Earnings	(net of tax)	Stock	interests	Total
Balance, September 30, 2009	$36,334	$47,436	$559,786	$(29,884)	$(179,454)	$4,676	$438,894
Net income	-	-	28,927	-	-	1,024	29,951
Minimum pension liability	-	-	-	1,578	-	-	1,578
Translation adjustment	-	-	-	(14,410)	-	113	(14,297)
Fair value of derivatives	-	-	-	424	-	-	424
Total comprehensive income							17,656
Stock-based compensation	-	3,293	-	-	-	-	3,293
Treasury stock transactions:
Purchase of 272,125 shares	-	-	-	-	(9,386)	-	(9,386)
Issuance of 30,790 shares under stock plans	-	(5,843)	-	-	6,633	-	790
Dividends, $.14 per share	-	-	(4,244)	-	-	-	(4,244)
Distributions to noncontrolling interests						(234)	(234)
Balance, March 31, 2010	$36,334	$44,886	$584,469	$(42,292)	$(182,207)	$5,579	$446,769

	Shareholders’ Equity - Matthews
				Accumulated
				Other
		Additional		Comprehensive		Non-
	Common	Paid-in	Retained	Income (Loss)	Treasury	controlling
	Stock	Capital	Earnings	(net of tax)	Stock	interests	Total
Balance, September 30, 2008	$36,334	$47,250	$511,130	$(2,979)	$(157,780)	$4,963	$438,918
Net income	-	-	24,031	-	-	77	24,108
Minimum pension liability	-			259	-	-	259
Translation adjustment	-			(18,881)	-	(265)	(19,146)
Fair value of derivatives	-			(3,605)	-	-	(3,605)
Total comprehensive income							1,616
Stock-based compensation	-	2,858	-	-	-	-	2,858
Pension liability adjustment	-	-	(702)	-	-	-	(702)
Arrangement with noncontrolling interest	-	-	(174)	-	-	-	(174)
Treasury stock transactions:
Purchase of 615,266 shares	-	-	-	-	(23,133)	-	(23,133)
Issuance of 59,611 shares under stock plans	-	(5,621)	-	-	6,997	-	1,376
Dividends, $.13 per share	-	-	(4,109)	-	-	-	(4,109)
Distributions to noncontrolling interests						(2,291)	(2,291)
Balance, March 31, 2009	$36,334	$44,487	$530,176	$(25,206)	$(173,916)	$2,484	$414,359

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollar amounts in thousands, except per share data)

	Six Months Ended
	March 31,
	2010	2009

Cash flows from operating activities:
Net income	$29,951	$24,108
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,543	15,854
(Gain) loss on investments	(601)	1,375
Loss on sale of assets	68	21
Stock-based compensation expense	3,293	2,858
Change in deferred taxes	(2,372)	(1,293)
Changes in working capital items	10,966	1,220
Increase in other assets	(3,513)	(513)
Increase (decrease) in other liabilities	175	(1,265)
Increase in pension and postretirement benefits	5,170	2,353

Net cash provided by operating activities	55,680	44,718

Cash flows from investing activities:
Capital expenditures	(8,410)	(6,605)
Proceeds from sale of assets	100	160
Acquisitions, net of cash acquired	(14,606)	(865)
Proceeds from sale of investments	638	-
Purchases of investments	(1,612)	(2,611)

Net cash used in investing activities	(23,890)	(9,921)

Cash flows from financing activities:
Proceeds from long-term debt	25,484	35,336
Payments on long-term debt	(38,812)	(35,926)
Proceeds from the sale of treasury stock	726	1,143
Purchases of treasury stock	(9,386)	(23,133)
Tax benefit of exercised stock options	64	98
Dividends	(4,244)	(4,109)
Distributions to minority interests	(234)	(2,291)

Net cash used in financing activities	(26,402)	(28,882)

Effect of exchange rate changes on cash	(2,186)	(7,002)

Net increase (decrease) in cash and cash equivalents	$3,202	$(1,087)

Non-cash investing and financing activities:
Acquisition of equipment under capital lease	$-	$2,068

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
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

The Company has manufacturing and marketing facilities in the United States, Mexico, Canada, Europe, Australia and Asia.

Note 2.   Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information for commercial and industrial companies and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the six months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2010. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2009.  The consolidated financial statements include all domestic and foreign subsidiaries in which the Company maintains an ownership interest and has operating control.  All intercompany accounts and transactions have been eliminated.

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

Level 2:                      Inputs other than quoted prices included within level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3:                      Unobservable inputs for the asset or liability.

As of March 31, 2010, the fair values of the Company’s assets and liabilities measured on a recurring basis are categorized as follows:

	Level 1	Level 2	Level 3	Total
Assets:
Short term investments	$1,392	-	-	$1,392
Trading securities	11,655	-	-	11,655
Total assets at fair value	$13,047	-	-	$13,047

Liabilities:
Derivatives (1)	-	$5,014	-	$5,014
Total liabilities at fair value	-	$5,014	-	$5,014

(1) Interest rate swaps are valued based on observable market swap rates and are classified within Level 2 of the fair value hierarchy.

Note 4.   Inventories

Inventories consisted of the following:

	March 31, 2010	September 30, 2009

Materials and finished goods	$80,773	$80,692
Labor and overhead in process	14,566	13,763
	$95,339	$94,455

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Dollar amounts in thousands, except per share data)

Note 5.   Debt

The Company has a domestic Revolving Credit Facility with a syndicate of financial institutions.  The maximum amount of borrowings available under the facility is $225,000 and the facility’s maturity is September 2012. Borrowings under the facility bear interest at LIBOR plus a factor ranging from .40% to .80% based on the Company’s leverage ratio.  The leverage ratio is defined as net indebtedness divided by EBITDA (earnings before interest, taxes, depreciation and amortization).  The Company is required to pay an annual commitment fee ranging from .15% to .25% (based on the Company’s leverage ratio) of the unused portion of the facility.   The Revolving Credit Facility requires the Company to maintain certain leverage and interest coverage ratios.  A portion of the facility (not to exceed $20,000) is available for the issuance of trade and standby letters of credit.  Outstanding borrowings on the Revolving Credit Facility as of March 31, 2010 and September 30, 2009 were $173,000 and $177,500, respectively.  The weighted-average interest rate on outstanding borrowings at March 31, 2010 and 2009 was 3.01% and 3.92%, respectively.

The Company has entered into the following interest rate swaps:

Date	Initial Amount	Fixed Interest Rate	Interest Rate Spread at March 31, 2010	Maturity Date
September 2007	$25,000	4.77%	.60%	September 2012
May 2008	40,000	3.72%	.60%	September 2012
October 2008	20,000	3.21%	.60%	October 2010
October 2008	20,000	3.46%	.60%	October 2011

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

The fair value of the interest rate swaps reflected an unrealized loss of $5,014 ($3,058 after tax) at March 31, 2010 that is included in shareholders’ equity as part of accumulated other comprehensive income.  Assuming market rates remain constant with the rates at March 31, 2010, approximately $1,522 of the $3,058 loss included in accumulated other comprehensive income is expected to be recognized in earnings as an adjustment to interest expense over the next twelve months.

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

At March 31, 2010 and September 30, 2009, the interest rate swap contracts were reflected as a liability on the balance sheets.  The following derivatives are designated as hedging instruments:

Liability Derivatives
Balance Sheet Location:	March 31, 2010	September 30, 2009
Current liabilities:
Other current liabilities	$2,495	$2,441
Long-term liabilities:
Other accrued liabilities and deferred revenue	2,519	3,267
Total derivatives	$5,014	$5,708

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Dollar amounts in thousands, except per share data)

Note 5.  Debt (continued)

The loss recognized on derivatives was as follows:

Location of
Derivatives in	Gain or (Loss)	Amount of		Amount of
Cash Flow	Recognized in	Loss		Loss
Hedging	Income on	Recognized in Income		Recognized in Income
Relationships	Derivative	on Derivatives		on Derivatives
		Three Months ended March 31,		Six Months ended March 31,
		2010	2009	2010	2009

Interest rate swaps	Interest expense	$(946)	$(1,079)	$(1,893)	$(1,445)

The Company recognized the following losses in accumulated other comprehensive loss (“OCL”):

Location of
Loss
			Reclassified	Amount of Loss
			from	Reclassified from
	Amount of Loss		Accumulated	Accumulated OCL into
Derivatives in	Recognized in		OCL into	Income
Cash Flow	OCL on Derivatives		Income	(Effective Portion*)
Hedging Relationships	March 31, 2010	September 30, 2009	(Effective Portion*)	March 31, 2010	September 30, 2009

Interest rate swaps	$(3,058)	$(3,482)	Interest expense	$(1,155)	$(2,134)

*There is no ineffective portion or amount excluded from effectiveness testing.

The Company, through certain of its German subsidiaries, has a credit facility with a European bank.  The maximum amount of borrowings available under this facility was 25.0 million Euros ($33,773).  Outstanding borrowings under the credit facility totaled 15.0 million Euros ($20,264) and 18.0 million Euros ($26,341) at March 31, 2010 and  September 30, 2009, respectively.  The weighted-average interest rate on outstanding borrowings under this facility at March 31, 2010 and 2009 was 1.58% and 2.93%, respectively.

The Company, through its German subsidiary, Saueressig GmbH & Co. KG (“Saueressig”), has several loans with various European banks.  Outstanding borrowings under these loans totaled 9.2 million Euros ($12,425) and 10.0 million Euros ($14,717) at March 31, 2010 and September 30, 2009, respectively.  The weighted-average interest rate on outstanding borrowings of Saueressig at March 31, 2010 and 2009 was 5.99% and 5.82%, respectively.

The Company, through its wholly-owned subsidiary, Matthews International S.p.A., has several loans with various Italian banks.  Outstanding borrowings on these loans totaled 10.8 million Euros ($14,549) and 12.2 million Euros ($17,962) at March 31, 2010 and September 30, 2009, respectively.  Matthews International S.p.A. also has three lines of credit totaling 8.4 million Euros ($11,307) with the same Italian banks.  Outstanding borrowings on these lines were 2.9 million Euros ($3,912) and 2.0 million Euros ($2,855) at March 31, 2010 and September 30, 2009, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Dollar amounts in thousands, except per share data)

Note 5.  Debt (continued)

The weighted-average interest rate on outstanding Matthews International S.p.A. borrowings at March 31, 2010 and 2009 was 3.66% and 3.82%, respectively.

As of March 31, 2010 and September 30, 2009, the fair value of the Company’s long-term debt, including current maturities, was as follows:

	Carrying Value included
	in the Balance Sheet		Fair Value
	March 31, 2010	September 30, 2009	March 31, 2010	September 30, 2009

Long-term debt, including current maturities	$232,902	$251,718	$213,719	$230,482

Note 6.   Share-Based Payments

The Company maintains a stock incentive plan (the “1992 Incentive Stock Plan”) that provided for grants of stock options, restricted shares and certain other types of stock-based awards.  In February 2008, the Company’s shareholders approved the adoption of a new plan, the 2007 Equity Incentive Plan (the “2007 Plan”), that provides for the grants of stock options, restricted shares, stock-based performance units and certain other types of stock-based awards. Under the 2007 Plan, which has a ten-year term, the maximum number of shares available for grants or awards is an aggregate of 2,200,000. There will be no further grants under the 1992 Incentive Stock Plan.  At March 31, 2010, there were 1,534,764 shares reserved for future issuance under the 2007 Plan. Both plans are administered by the Compensation Committee of the Board of Directors.

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

For the three-month periods ended March 31, 2010 and 2009, total stock-based compensation cost totaled $1,684 and $1,522, respectively.  For the six-month periods ended March 31, 2010 and 2009, total stock-based compensation cost totaled $3,293 and $2,858, respectively.  The associated future income tax benefit recognized was $656 and $593 for the three-month periods ended March 31, 2010 and 2009, respectively, and $1,284 and $1,115 for the six-month periods ended March 31, 2010 and 2009, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Dollar amounts in thousands, except per share data)

Note 6.   Share-Based Payments (continued)

For the three-month periods ended March 31, 2010 and 2009, the amount of cash received from the exercise of stock options was $54 and $888, respectively. For the six-month periods ended March 31, 2010 and 2009, the amount of cash received from the exercise of stock options was $726 and $1,143, respectively. In connection with these exercises, the tax benefits realized by the Company were $15 and $153 for the three-month periods ended March 31, 2010 and 2009, respectively, and $151 and $242 for the six-month periods ended March 31, 2010 and 2009, respectively.

Changes to restricted stock for the six months ended March 31, 2010 were as follows:

		Weighted-
		average
		grant-date
	Shares	fair value
Non-vested at September 30, 2009	271,656	$37.61
Granted	178,009	33.65
Vested	-	-
Expired or forfeited	(1,110)	34.28
Non-vested at March 31, 2010	448,555	36.05

As of March 31, 2010, the total unrecognized compensation cost related to unvested restricted stock was $6,835 and is expected to be recognized over a weighted average period of 1.7 years.

The transactions for shares under options for the six months ended March 31, 2010 were as follows:

			Weighted-
		Weighted-	average	Aggregate
		average	remaining	intrinsic
	Shares	exercise price	contractual term	value
Outstanding, September 30, 2009	1,224,909	$35.94
Granted	-	-
Exercised	(31,600)	22.99
Expired or forfeited	(197,417)	37.90
Outstanding, March 31, 2010	995,892	35.96	5.3	$-
Exercisable, March 31, 2010	692,024	34.45	4.8	$727

The fair value of shares earned during the three-month periods ended March 31, 2010 and 2009 was $86 and $73, respectively, and $3,120 and $2,799 during the six-month periods ended March 31, 2010 and 2009, respectively. The intrinsic value of options (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during the six-month periods ended March 31, 2010 and 2009 was $457 and $657, respectively.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Dollar amounts in thousands, except per share data)

Note 6.   Share-Based Payments (continued)

The transactions for non-vested options for the six months ended March 31, 2010 were as follows:

		Weighted-average
		grant-date
Non-vested shares	Shares	fair value
Non-vested at September 30, 2009	673,035	$12.17
Granted	-	-
Vested	(283,018)	11.03
Expired or forfeited	(86,149)	9.79
Non-vested at March 31, 2010	303,868	13.92

As of March 31, 2010, the total unrecognized compensation cost related to non-vested stock options was approximately $714. This cost is expected to be recognized over a weighted-average period of 1.4 years in accordance with the vesting periods of the options.

The fair value of each restricted stock grant is estimated on the date of grant using a binomial lattice valuation model.  The following table indicates the assumptions used in estimating fair value of restricted stock for the quarters ended March 31, 2010 and 2009.

	Six Months Ended March 31,
	2010	2009
Expected volatility	30.0%	27.0%
Dividend yield	.8%	.6%
Average risk free interest rate	2.3%	2.4%
Average expected term (years)	2.2	2.3

The risk free interest rate is based on United States Treasury yields at the date of grant. The dividend yield is based on the most recent dividend payment and average stock price over the 12 months prior to the grant date.  Expected volatilities are based on the historical volatility of the Company’s stock price.  The expected term represents an estimate of the average period of time for restricted shares to vest.  The option characteristics for each grant are considered separately for valuation purposes.

Under the Company’s Director Fee Plan, directors who are not also officers of the Company each receive, as an annual retainer fee, either cash or shares of the Company's Class A Common Stock equivalent to $60.  An additional annual retainer fee of $70 is paid to a non-employee Chairman of the Board. Where the annual retainer fee is provided in shares, each director may elect to be paid these shares on a current basis or have such shares credited to a deferred stock account as phantom stock, with such shares to be paid to the director subsequent to leaving the Board.  The value of deferred shares is recorded in other liabilities.  A total of 25,013 shares had been deferred under the Director Fee Plan at March 31, 2010.  Additionally, directors who are not also officers of the Company each receive an annual stock-based grant (non-statutory stock options, stock appreciation rights and/or restricted shares) with a value of $70. A total of 22,300 stock options have been granted under the plan.  At March 31, 2010, 17,800 options were outstanding and vested. Additionally, 51,525 shares of restricted stock have been granted under the plan, 27,695 of which were unvested at March 31, 2010.  A total of 300,000 shares have been authorized to be issued under the Director Fee Plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Dollar amounts in thousands, except per share data)

Note 7.   Earnings Per Share Attributable to Matthews’ Shareholders

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009

Net income attributable to Matthews’ shareholders	$15,931	$12,742	$28,927	$24,031

Weighted-average common shares outstanding	29,841,709	30,314,212	29,910,728	30,403,150
Dilutive securities, stock options and restricted shares	182,664	122,928	220,402	181,041
Diluted weighted-average common shares outstanding	30,024,373	30,437,140	30,131,130	30,584,191

Basic earnings per share	$.53	$.42	$.97	$.79
Diluted earnings per share	$.53	$.42	$.96	$.79

Options to purchase 621,050 and 812,071 shares of common stock were not included in the computation of diluted earnings per share for the three months and six months ended March 31, 2010, respectively, because the inclusion of these options would be anti-dilutive.  Options to purchase 1,016,836 of shares of common stock and 7,399 restricted stock shares were not included in the computation of diluted earnings per share for the three-month period ended March 31, 2009 because the inclusion of these options and restricted stock would be anti-dilutive. Options to purchase 771,316 shares of common stock were not included in the computation of diluted earnings per share for the six-month period ended March 31, 2009 because the inclusion of these options would be anti-dilutive.

Note 8.   Pension and Other Postretirement Benefit Plans

The Company provides defined benefit pension and other postretirement plans to certain employees. Net periodic pension and other postretirement benefit cost for the plans included the following:

	Pension		Other Postretirement
Three months ended March 31,	2010	2009	2010	2009

Service cost	$1,078	$856	$173	$143
Interest cost	1,853	1,868	346	386
Expected return on plan assets	(1,717)	(1,900)	-	-
Amortization:
Prior service cost	(10)	(9)	(181)	(322)
Net actuarial loss	1,338	456	130	71

Net benefit cost	$2,542	$1,271	$468	$278

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Dollar amounts in thousands, except per share data)

Note 8.   Pension and Other Postretirement Benefit Plans (continued)

	Pension		Other Postretirement
Six months ended March 31,	2010	2009	2010	2009

Service cost	$2,156	$1,712	$346	$286
Interest cost	3,706	3,736	692	772
Expected return on plan assets	(3,434)	(3,800)	-	-
Amortization:
Prior service cost	(20)	(18)	(362)	(644)
Net actuarial loss	2,676	912	260	142

Net benefit cost	$5,084	$2,542	$936	$556

Benefit payments under the Company’s principal retirement plan are made from plan assets, while benefit payments under supplemental retirement plan and the postretirement benefit plan are made from the Company’s operating funds.  Under IRS regulations, the Company is not required to make any significant contributions to its principal retirement plan in fiscal year 2010. During the six months ended March 31, 2010, contributions of $387 and $434 were made under the supplemental retirement plan and postretirement plan, respectively.  The Company currently anticipates contributing an additional $386 and $617 under the supplemental retirement plan and postretirement plan, respectively, for the remainder of fiscal 2010.

On October 1, 2008, the Company adopted the FASB guidance on accounting for defined benefit pension and other postretirement plans. The measurement date for the Company’s pension and postretirement plans was changed from July 31 to September 30.  Accordingly, an additional pension liability of $577 and postretirement liability of $125, net of tax, was recorded as of December 31, 2008 to recognize the additional expense through September 30, 2008, with a corresponding adjustment to retained earnings.

Note 9.   Income Taxes

Income tax provisions for the Company’s interim periods are based on the effective income tax rate expected to be applicable for the full year. The Company's effective tax rate for the six months ended March 31, 2010 was 36.0%, compared to 34.0% for the first six  months of fiscal 2009. The six months of fiscal 2009 included a one-time reduction in income tax expense of $923 to reflect the Company’s ability to utilize a European tax loss carryover.  The difference between the Company's effective tax rate and the Federal statutory rate of 35.0% primarily reflected the impact of state and foreign income taxes.

The Company had unrecognized tax benefits (excluding penalties and interest) of $3,418 and $3,575 at March 31, 2010 and September 30, 2009, respectively, all of which, if recorded, would impact the fiscal 2010 annual effective tax rate.  It is reasonably possible that the amount of unrecognized tax benefits could change by approximately $342 in the next 12 months primarily due to tax examinations and the expiration of statutes related to specific tax positions.

The Company classifies interest and penalties on tax uncertainties as a component of the provision for income taxes. The Company included $126 in interest and penalties in the provision for income taxes for the first six months of fiscal 2010. Total penalties and interest accrued were $2,964 and $2,838 at March 31, 2010 and September 30, 2009, respectively.  These accruals may potentially be applicable in the event of an unfavorable outcome of uncertain tax positions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Dollar amounts in thousands, except per share data)

The Company is currently under examination in several tax jurisdictions and remains subject to examination until the statute of limitations expires for those tax jurisdictions.  As of March 31, 2010, the tax years that remain subject to examination by major jurisdiction generally are:

United States – Federal	2007 and forward
United States – State	2006 and forward
Canada	2004 and forward
Europe	2002 and forward
United Kingdom	2008 and forward
Australia	2005 and forward
Asia	2004 and forward

Note 10.   Segment Information

The Company's products and operations consist of two principal businesses that are comprised of three operating segments each, as described under Nature of Operations (Note 1):  Memorialization Products (Bronze, Casket, Cremation) and Brand Solutions (Graphics Imaging, Marking Products, Merchandising Solutions).  Management evaluates segment performance based on operating profit (before income taxes) and does not allocate non-operating items such as investment income, interest expense, other income (deductions), net, and net income attributable to noncontrolling interests.

Information about the Company's segments follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Sales to external customers:
Memorialization:
Bronze	$53,719	$52,711	$102,978	$102,445
Casket	55,249	54,972	105,913	107,571
Cremation	8,991	8,011	17,491	14,294
	117,959	115,694	226,382	224,310
Brand Solutions:
Graphics Imaging	60,335	55,627	120,141	112,821
Marking Products	11,867	9,517	23,433	21,102
Merchandising Solutions	10,705	16,524	23,883	30,415
	82,907	81,668	167,457	164,338

	$200,866	$197,362	$393,839	$388,648

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Dollar amounts in thousands, except per share data)

Note 10.   Segment Information (continued)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Operating profit:
Memorialization:
Bronze	$12,200	$12,275	$22,560	$21,535
Casket	8,740	5,414	14,548	11,815
Cremation	953	1,297	2,083	2,110
	21,893	18,986	39,191	35,460
Brand Solutions:
Graphics Imaging	4,577	3,102	8,566	5,737
Marking Products	1,279	374	1,879	1,045
Merchandising Solutions	(631)	977	(342)	1,276
	5,225	4,453	10,103	8,058

	$27,118	$23,439	$49,294	$43,518

Note 11.   Acquisitions

Acquisition spending, net of cash acquired, during the six months ended March 31, 2010 totaled $14,606, and primarily included the following:

In March 2010, the Company acquired an 80% interest in Furnace Construction Cremators Limited (“FCC”), a manufacturer of cremation equipment located in the United Kingdom.  The acquisition was structured as an asset purchase and was designed to expand the Company’s global presence in the European cremation markets.

In February 2010, the Company acquired A.J. Distribution, Inc. (“A.J. Distribution”), a distributor of primarily York brand caskets in the Northwest region of the United States.  The  transaction was structured as an asset purchase and was intended to expand the Company’s casket distribution capabilities in the Northwestern United States.

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

In May 2008, the Company acquired a 78% interest in Saueressig, a manufacturer of gravure printing cylinders.  The transaction was structured as a stock purchase with a purchase price of approximately 58.1 million Euros ($90,783). In addition, the Company entered into an option agreement related to the remaining 22% interest in Saueressig.  The option agreement contains certain put and call provisions for the purchase of the remaining 22% interest in future years at a price to be determined by a specified formula based on future operating results of Saueressig.  The initial carrying value of minority interest was adjusted to the estimated future purchase price (“Redemption Value”) of the minority interest, with a corresponding charge to retained earnings. For subsequent periods, the carrying value of minority interest reflected on the Company’s balance sheet will be adjusted for changes in Redemption Value, with a corresponding

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Dollar amounts in thousands, except per share data)

Note 11.   Acquisitions (continued)

adjustment to retained earnings.  To the extent Redemption Value in future periods is less than or greater than the estimated fair value of the minority interest, income available to common shareholders in the determination of earnings per share will increase or decrease, respectively, by such amount.  However, income available to common shareholders will only increase to the extent that a decrease was previously recognized.  In any case, net income will not be affected by such amounts. At March 31, 2010, Redemption Value was equal to fair value, and there was no impact on income available to common shareholders.

Note 12.   Goodwill and Other Intangible Assets

Goodwill related to business combinations is not amortized but is subject to annual review for impairment. In general, when the carrying value of a reporting unit exceeds its implied fair value, an impairment loss must be recognized. For purposes of testing for impairment, the Company uses a discounted cash flow technique. Intangible assets are amortized over their estimated useful lives unless such lives are considered to be indefinite. A significant decline in cash flows generated from these assets may result in a write-down of the carrying values of the related assets.  The Company performed its annual impairment review in the second fiscal quarter of 2010 and determined that no additional adjustments to the carrying values of goodwill or indefinite-lived intangible assets were necessary.

A summary of the carrying amount of goodwill attributable to each segment as well as the changes in such amounts are as follows:

				Graphics	Marking	Merchandising
	Bronze	Casket	Cremation	Imaging	Products	Solutions	Consolidated

Goodwill	$79,707	$122,896	$13,887	$158,863	$9,980	$9,138	$394,471
Accumulated impairment losses	(412)	-	(5,000)	(3,840)	-	-	(9,252)
Balance at September 30, 2009	79,295	122,896	8,887	155,023	9,980	9,138	385,219

Additions during period	7,399	3,525	2,968	(1,464)	36	-	12,464
Translation and other adjustments	(1,991)		(181)	(9,929)	(32)	-	(12,133)
Goodwill	85,115	126,421	16,674	147,470	9,984	9,138	394,802
Accumulated impairment losses	(412)	-	(5,000)	(3,840)	-	-	(9,252)
Balance at March 31, 2010	$84,703	$126,421	$11,674	$143,630	$9,984	$9,138	$385,550

The addition to Bronze goodwill represents the acquisition of UMP; the addition to Casket goodwill primarily represents the acquisition of A.J. Distribution; the addition to Cremation goodwill represents the acquisition of FCC; and the change in Graphics goodwill represents the effect of an adjustment to the purchase price for the Saueressig acquisition.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Dollar amounts in thousands, except per share data)

Note 12.   Goodwill and Other Intangible Assets (continued)

The following tables summarize the carrying amounts and related accumulated amortization for intangible assets as of March 31, 2010 and September 30, 2009, respectively.

	Carrying	Accumulated
	Amount	Amortization	Net
March 31, 2010:
Trade names	$24,308	$- *	$24,308
Trade names	1,475	(593)	882
Customer relationships	35,513	(9,306)	26,207
Copyrights/patents/other	8,113	(5,761)	2,352
	$69,409	$(15,660)	$53,749

September 30, 2009:
Trade names	$24,418	$- *	$24,418
Trade names	1,598	(458)	1,140
Customer relationships	35,568	(8,232)	27,336
Copyrights/patents/other	7,777	(5,670)	2,107
	$69,361	$(14,360)	$55,001
* Not subject to amortization

The net change in intangible assets during fiscal 2010 included an increase for the acquisition of UMP, offset by the impact of changes in foreign currency exchange rates and additional amortization.

Amortization expense on intangible assets was $937 and $1,048 for the three-month periods ended March 31, 2010 and 2009, respectively.  For the six-month periods ended March 31, 2010 and 2009, amortization expense was $1,787 and    $2,111, respectively.  Amortization expense is estimated to be $1,741 in 2010, $3,131 in 2011, $2,673 in 2012, $2,338 in 2013 and $2,158 in 2014.

Note 13.   Accounting Pronouncements

On September 30, 2009, the Company adopted changes issued by the FASB to the authoritative hierarchy of generally accepted accounting principles (“GAAP”).  These changes establish the FASB Accounting Standards CodificationTM (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the U.S. The Codification was effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The adoption had no material impact on the Company’s consolidated results of operations or financial condition.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Dollar amounts in thousands, except per share data)

Note 13.   Accounting Pronouncements (continued)

In December 2007, the FASB issued new guidance regarding business combinations.  This guidance requires recognition and measurement of the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in a business combination, goodwill acquired or a gain from a bargain purchase.  It is effective for fiscal years beginning on or after December 15, 2008.  The Company adopted the new guidance effective October 1, 2009. See Note 12.

In December 2007, the FASB issued new guidance regarding noncontrolling interests in consolidated financial statements.  This guidance establishes accounting and reporting standards for the noncontrolling interest in a subsidiary. It requires that consolidated net income reflect the amounts attributable to both the parent and the noncontrolling interest, and also includes additional disclosure requirements. It was effective for fiscal years beginning on or after December 15, 2008.and is to be applied prospectively as of the beginning of the fiscal year in which the guidance is initially applied, except for the presentation and disclosure requirements which shall be applied retrospectively for all periods presented.  The Company adopted the new guidance effective October 1, 2009, as reflected in the Condensed Consolidated Balance Sheets, the Consolidated Statements of Income and the Consolidated Statements of Changes in Shareholders’ Equity.

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

In May 2009, the FASB issued new guidance regarding subsequent events, which was subsequently revised in February 2010.  The guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  The adoption of this guidance had no material impact on the Company’s consolidated results of operations or financial condition.  See Note 14.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Dollar amounts in thousands, except per share data)

Note 14.   Subsequent Events:

On April 9, 2010, the Company acquired Reynoldsville Casket Company, a manufacturer and distributor of caskets primarily in the Northeast region of the United States.   The purchase price for the acquisition was $13,600, plus additional consideration up to $3,500 contingent on operating performance over the next three years.  Reynoldsville reported sales of approximately $13,000 in calendar 2009.

Management has evaluated subsequent events and has concluded that all events that would require recognition or disclosure are appropriately reflected in the consolidated financial statements.

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

Results of Operations:

The following table sets forth certain income statement data of the Company expressed as a percentage of net sales for the periods indicated.

	Six months ended		Years ended
	March 31,		September 30,
	2010	2009	2009	2008
Sales	100.0%	100.0%	100.0%	100.0%
Gross profit	38.4%	36.3%	37.7%	39.5%
Operating profit	12.5%	11.2%	12.9%	16.2%
Income before taxes	11.9%	9.4%	11.3%	14.9%
Net income	7.6%	6.2%	7.6%	10.0%
Net income attributable to Matthews’ shareholders	7.3%	6.2%	7.4%	9.7%

Sales for the six months ended March 31, 2010 were $393.8 million, compared to $388.6 million for the six months ended March 31, 2009.  The increase mainly reflected the impact of recent acquisitions and a favorable impact of approximately $11.3 million from changes in foreign currency values against the U.S. dollar.  These increases were partially offset by the effects of a decline in the estimated number of casketed deaths on bronze memorial and casket unit volume and the impact of the global recession on the Company’s operations.

In the Memorialization businesses, Bronze segment sales for the first six months of fiscal 2010 were $102.9 million compared to $102.4 million for the first six months of fiscal 2009.  The increase primarily reflected the acquisition of United Memorial Products, Inc. (“UMP”), a granite memorial manufacturer and distributor located in California, and increases in the value of foreign currencies against the U.S. dollar, offset partially by a decline in the unit volume of memorial and architectural product sales.  Sales for the Casket segment were $105.9 million for the first six months of fiscal 2010 compared to $107.6 million for the same period in fiscal 2009.  The decrease resulted principally from lower unit volume and an unfavorable change in product mix, partially offset by the recent acquisition of several small casket businesses.  The decline in unit sales volume for both the Bronze and Casket segments reflected a decline in the estimated number of casketed deaths compared to the same period a year ago.  Based on available published data, U.S.

 deaths for the six months ended March 31, 2010 were estimated to have declined approximately 2%. The “casketed death rate” (non-cremation) was estimated to have declined over 4%, from the same period last year.  Sales for the Cremation segment were $17.5 million for the first half of fiscal 2010 compared to $14.3 million for the same period a year ago.  The increase primarily reflected the impact of the acquisition of a small European cremation equipment manufacturer in fiscal 2009 and higher sales of urns and supplies.  In the Company’s Brand Solutions businesses, sales for the Graphics Imaging segment in the first six months of fiscal 2010 were $120.1 million, compared to $112.8 million for the same period a year ago.  The increase resulted principally from an increase in the value of foreign currencies against the U.S. dollar, the impact of the acquisition of a small graphics operation headquartered in Hong Kong in the fiscal 2009 fourth quarter and higher sales by Saueressig GmbH KG & Co (“Saueressig”).  These increases were partially offset by lower sales in the U.S. and U.K. markets, primarily reflecting the current economic environment.  Marking Products segment sales for the six months ended March 31, 2010 were $23.4 million, compared to $21.1 million for the first six months of fiscal 2009.  The increase was principally due to the acquisition of a small European distributor and the favorable impact of an increase in the value of foreign currencies against the U.S. dollar.  In addition, sales volume in the U.S. market improved compared to a year ago, particularly in the second fiscal quarter.  Sales for the Merchandising Solutions segment were $23.9 million for the first half of fiscal 2010, compared to $30.4 million for the same period a year ago.  The decrease principally reflected a decline in project volume resulting from the current U.S. economic conditions.  In addition, the second quarter of fiscal 2009 included several large projects that did not repeat in fiscal 2010.

Gross profit for the six months ended March 31, 2010 was $151.2 million, compared to $141.0 million for the six months ended March 31, 2009.  Consolidated gross profit as a percent of sales increased from 36.3% for the first half of fiscal 2009 to 38.4% for the first six months of fiscal 2010.   Gross profit for the first six months of fiscal 2009 included the impact of unusual charges totaling approximately $5.8 million.  The unusual charges included expenses related to the consolidation of certain Bronze segment production facilities and cost structure initiatives in several of the Company’s other segments.  The increase in fiscal 2010 consolidated gross profit and gross profit percentage compared to fiscal 2009 also reflected the current year benefits of the fiscal 2009 cost structure changes, particularly in the Saueressig operation and the Marking Products segment.

Selling and administrative expenses for the six months ended March 31, 2010 were $101.9 million, compared to $97.5 million for the first half of fiscal 2009.  Consolidated selling and administrative expenses as a percent of sales were 25.9% for the six months ended March 31, 2010, compared to 25.1% for the same period last year.  The increase in selling and administrative expenses primarily resulted from higher pension expense and the impact of recent acquisitions.  Unusual charges included in selling and administrative expenses totaled $4.9 million of the first six months of fiscal 2009, and consisted primarily of Saueressig integration costs, increased bad debt expense, termination related expenses and costs related to operational and systems improvements.  These unusual charges included consulting fees incurred for assistance in the operational and financial integration of Saueressig into Matthews.  Bad debt expense, particularly in the Casket segment, was significantly higher in fiscal 2009, reflecting economic conditions.  The increase resulted from the deterioration in the aging of outstanding accounts receivable.  Employee termination-related and the other costs in connection with operational and systems improvements primarily reflected the Company’s initiatives as a result of the recession.  The principal objectives of these initiatives were to better align the cost structures of the Company’s businesses with their respective revenue run rates.

Operating profit for the six months ended March 31, 2010 was $49.3 million, compared to $43.5 million for the six months ended March 31, 2009.  Operating profit for the first half of fiscal 2010 included an increase of $2.6 million in pension cost.  Operating profit for the first six months of fiscal 2009 included unusual charges of approximately $10.7 million. In addition, changes in foreign currency rates had a favorable impact of approximately $1.0 million for the first six months of fiscal 2010, compared to the same period a year ago.

In the Memorialization businesses, Bronze segment operating profit for the first half of fiscal 2010 was $22.6 million, compared to $21.5 million for the same period in fiscal 2009.  Bronze segment operating profit for the first six months of fiscal 2009 included unusual charges of $5.5 million, principally related to facilities consolidations.  Excluding these unusual charges, operating profit was lower in the first six months of fiscal 2010 than the same period in fiscal 2009, primarily reflecting the impact of lower sales volume and higher pension cost.   Operating profit for the Casket segment for the first six months of fiscal 2010 was $14.5 million, compared to $11.8 million for the first half of fiscal 2009.  The first six months of fiscal 2009 included unusual charges of approximately $2.4 million which were principally related to an increase in bad debt expense and severance expenses.  Excluding the impact of the unusual charges in fiscal 2009, Casket segment operating profit in the first six months of fiscal 2010 was relatively unchanged from the prior year, reflecting lower sales volume and unfavorable product mix, offset by the favorable impact of cost structure changes initiated in fiscal 2009.  Cremation segment operating profit approximated $2.1 million for the first six months of fiscal 2010 and 2009.  Fiscal 2010 first half operating profit reflected higher sales and the acquisition of a small European equipment manufacturer in fiscal 2009, offset by the impact of an unfavorable change in product mix and higher pension cost.  In the Brand Solutions businesses, Graphics Imaging segment operating profit for the six months ended March 31, 2010 was $8.6 million, compared to $5.7 million for the six months ended March 31, 2009.  Operating profit in the first six months of fiscal 2009 included unusual charges of approximately $1.8 million.  Excluding the effect of the unusual charges, operating profit increased approximately $1.1 million in the first six months of fiscal 2010 compared to the same period in fiscal 2009.  The increase resulted primarily from higher operating profit from Saueressig, the favorable effect of foreign currency exchange rate changes and the acquisition of a small graphics business headquartered in Hong Kong.  These increases were partially offset by a decline in operating profit for the U.S. operations.  Operating profit for the Marking Products segment for the first six months of fiscal 2010 was $1.9 million, compared to $1.0 million for the same period a year ago.  Operating profit for the first six months of fiscal 2009 included unusual charges of approximately $467,000.  The increase in year-over year operating profit, excluding unusual charges, primarily reflected higher sales, particularly in the second quarter of fiscal 2010, and the favorable impact of fiscal 2009 cost structure initiatives.  The Merchandising Solutions segment reported an operating loss of $342,000 for the six months ended March 31, 2010, compared to operating profit of $1.3 million for the same period in fiscal 2009.  The decrease primarily reflected lower sales.

Investment income was $2.0 million for the six months ended March 31, 2010, compared to an investment loss of $695,000 for the six months ended March 31, 2009.  The fiscal 2010 investment income reflects improved investment performance.  The investment loss in fiscal 2009 included unusual charges of approximately $1.2 million, representing unrealized losses in the value of investments held in long-term trusts for certain employee benefit plans.  Interest expense for the first half of fiscal 2010 was $3.8 million, compared to $6.3 million for the same period last year.  The decrease in interest expense primarily reflected declines in average borrowing rates during the first half of fiscal 2010, compared to the same period a year ago.

Other income (deductions), net for the six months ended March 31, 2010 was a reduction of income of $731,000, compared to an increase in income of $3,000 for the same period last year.  The fiscal 2010 reduction in income primarily reflected foreign currency exchange losses on intercompany loans.

The Company's effective tax rate for the six months ended March 31, 2010 was 36.0%, compared to 34.0% for the same period last year.  The effective tax rate for the six-month period ended March 31, 2009 included the impact of a $923,000 reduction in income tax expense to reflect the Company’s ability to utilize a tax loss carryover in Europe.  Excluding the one-time adjustment to income taxes in fiscal 2009, the Company’s effective tax rate was 36.5% for the first six months of fiscal 2009.  Excluding the one-time adjustment, the Company’s effective tax rate for the fiscal year ended September 30, 2009 was 35.9%.  The difference between the Company's effective tax rate and the Federal statutory rate of 35.0% primarily reflected the impact of state and foreign income taxes.

Net income attributable to noncontrolling interests in the first six months of fiscal 2010 was $1.0 million, compared to $77,000 in the first six months of fiscal 2009.  The increase primarily related to the improvement in operating results for Saueressig.

Goodwill:

Goodwill related to business combinations is not amortized, but is subject to annual review for impairment.  In general, when the carrying value of a reporting unit exceeds its implied fair value, an impairment loss must be recognized.  For purposes of testing for impairment, the Company uses a discounted cash flow technique.  The Company performed its annual impairment review in the second quarter of fiscal 2010 and determined that no additional adjustments to the carrying values of goodwill were necessary at March 31, 2010.

Liquidity and Capital Resources:

Net cash provided by operating activities was $55.7 million for the six months ended March 31, 2010, compared to $44.7 million for the first six months of fiscal 2009.  Operating cash flow for both periods primarily reflected net income adjusted for depreciation, amortization, and stock-based compensation expense, partially offset by decreases in deferred taxes.  Additionally, in the first six months of fiscal 2010 a decrease in accounts receivable (reflected in working capital changes) contributed to the increase in operating cash flow.

Cash used in investing activities was $23.9 million for the six months ended March 31, 2010, compared to $9.9 million for the six months ended March 31, 2009.  Investing activities for the first six months of fiscal 2010 primarily included capital expenditures of $8.4 million, payments (net of cash acquired) of $14.6 million for acquisitions and net purchases of investments of $974,000.  Investing activities for the first six months of fiscal 2009 primarily included capital expenditures of $6.6 million and purchases of investments of $2.6 million.

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

Cash used in financing activities for the six months ended March 31, 2010 was $26.4 million, primarily reflecting net repayments of long-term debt of $13.3 million, treasury stock purchases of $9.4 million, proceeds of $726,000 from the sale of treasury stock (stock option exercises), a tax benefit of $64,000 from exercised stock options, payment of dividends of $4.2 million to the Company's shareholders and distributions of $234,000 to noncontrolling interests.  Cash used in financing activities for the six months ended March 31, 2009 was $28.9 million, primarily reflecting treasury stock purchases of $23.1 million, proceeds of $1.1 million from the sale of treasury stock (stock option exercises), payment of dividends of $4.1 million to the Company's shareholders and distributions of $2.3 million to noncontrolling  interests.

The Company has a domestic Revolving Credit Facility with a syndicate of financial institutions.  The maximum amount of borrowings available under the facility is $225.0 million and the facility’s maturity is September 2012. Borrowings under the facility bear interest at LIBOR plus a factor ranging from .40% to .80% based on the Company’s leverage ratio.  The leverage ratio is defined as net indebtedness divided by EBITDA (earnings before interest, taxes, depreciation and amortization).  The Company is required to pay an annual commitment fee ranging from .15% to .25% (based on the Company’s leverage ratio) of the unused portion of the facility.  The Revolving Credit Facility requires the Company to maintain certain leverage and interest coverage ratios.  A portion of the facility (not to exceed $20 million) is available for the issuance of trade and standby letters of credit.  Outstanding borrowings on the Revolving Credit Facility at March 31, 2010 and September 30, 2009 were $173.0 million and $177.5 million, respectively.  The weighted-average interest rate on outstanding borrowings at March 31, 2010 and 2009 was 3.01% and 3.92%, respectively.

The Company has entered into the following interest rate swaps:

Date	Initial Amount	Fixed Interest Rate	Interest Rate Spread at March 31, 2010	Maturity Date
September 2007	$25 million	4.77%	.60%	September 2012
May 2008	40 million	3.72%	.60%	September 2012
October 2008	20 million	3.21%	.60%	October 2010
October 2008	20 million	3.46%	.60%	October 2011

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

The fair value of the interest rate swaps reflected an unrealized loss of $5.0 million ($3.1 million after tax) at March 31, 2010 that is included in shareholders’ equity as part of accumulated other comprehensive income.  Assuming market rates remain constant with the rates at March 31, 2010, approximately $1.5 million of the $3.1 million loss included in accumulated other comprehensive income is expected to be recognized in earnings as interest expense over the next twelve months.

The Company, through certain of its German subsidiaries, has a credit facility with a European bank for borrowings up to 25.0 million Euros ($33.8 million).  Outstanding borrowings under the credit facility totaled 15.0 million Euros ($20.3 million) and 18.0 million Euros ($26.3 million) at March 31, 2010 and September 30, 2009, respectively.  The weighted-average interest rate on outstanding borrowings under this facility at March 31, 2010 and 2009 was 1.58% and 2.93%, respectively.

The Company, through its German subsidiary, Saueressig, has several loans with various European banks.  Outstanding borrowings under these loans totaled 9.2 million Euros ($12.4 million) and 10.0 million Euros ($14.7 million) at March 31, 2010 and September 30, 2009, respectively.  The weighted-average interest rate on outstanding borrowings of Saueressig at March 31, 2010 and 2009 was 5.99% and 5.82%, respectively.

The Company, through its wholly-owned subsidiary, Matthews International S.p.A., has several loans with various Italian banks.  Outstanding borrowings on these loans totaled 10.8 million Euros ($14.5 million) and 12.2 million Euros ($18.0 million) at March 31, 2010 and September 30, 2009, respectively.  Matthews International S.p.A. also has three lines of credit totaling approximately 8.4 million Euros ($11.3 million) with the same Italian banks.  Outstanding borrowings on these lines were 2.9 million Euros ($3.9 million) and 2.0 million Euros ($2.9 million) at March 31, 2010 and September 30, 2009, respectively.  The weighted-average interest rate on outstanding borrowings of Matthews International S.p.A. at March 31, 2010 and 2009 was 3.66% and 3.82%, respectively.

The Company has a stock repurchase program, which was initiated in 1996.  Under the program, the Company's Board of Directors had authorized the repurchase of a total of 12,500,000 shares of Matthews common stock.  On January 22, 2010, the Company announced that its Board of Directors approved an additional 2,500,000 shares to the Company’s repurchase authorization, increasing the total authorization to 15,000,000 shares.  As of March 31, 2010, 2,448,203 shares remained to be purchased under the current authorization. The buy-back program is designed to increase shareholder value, enlarge the Company's holdings of its common stock, and add to earnings per share.  Repurchased shares may be retained in treasury, utilized for acquisitions, or reissued to employees or other purchasers, subject to the restrictions of the Company’s Articles of Incorporation.

Consolidated working capital of the Company was $166.6 million at March 31, 2010, compared to $173.1 million at September 30, 2009.  Cash and cash equivalents were $60.9 million at March 31, 2010, compared to $57.7 million at September 30, 2009.  The Company's current ratio was 2.2 at March 31, 2010, compared to 2.3 at September 30, 2009.

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

At March 31, 2010, an accrual of approximately $6.9 million had been recorded for environmental remediation (of which $836,000 was classified in other current liabilities), representing management's best estimate of the probable and reasonably estimable costs of the Company's known remediation obligations.  The accrual, which reflects previously established reserves assumed with the acquisition of York and additional reserves recorded as a purchase accounting adjustment, does not consider the effects of inflation and anticipated expenditures are not discounted to their present value.  Changes in the accrued environmental remediation obligation from the prior fiscal year reflect payments charged against the accrual.  While final resolution of these contingencies could result in costs different than current accruals, management believes the ultimate outcome will not have a significant effect on the Company's consolidated results of operations or financial position.

Acquisitions:

Acquisition spending, net of cash acquired, during the six months ended March 31, 2010 totaled $14.6 million, and primarily included the following:

In March 2010, the Company acquired an 80% interest in Furnace Construction Cremators Limited, (“FCC”), a manufacturer of cremation equipment located in the United Kingdom.  The acquisition was structured as an asset purchase and was designed to expand the Company’s global presence in the European cremation markets.

In February 2010, the Company acquired A.J. Distribution, Inc. (“A.J. Distribution”), a distributor of primarily York brand caskets in the Northwest region of the United States.  The transaction was structured as an asset purchase and was intended to expand the Company’s casket distribution capabilities in the Northwestern United States.

In December 2009, the Company acquired UMP, a supplier of granite memorial products, burial vaults and caskets in the western United States. UMP reported sales of approximately $11,000 in calendar 2009.  The transaction was structured as an asset purchase and was designed to extend Matthews’ presence in the broad granite market. The purchase price for the acquisition is $10 million, plus additional consideration of $3.5 million payable over five years.

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

One of the most significant factors expected to impact fiscal 2010 results is the continued weakness in the domestic and global economies.  The current recession unfavorably affected sales and profits in both the Memorialization and Brand Solutions businesses in fiscal 2009, and has continued to affect the Company’s segments in the first six months of fiscal 2010.  Additionally, pension expense will increase by approximately $5.2 million in fiscal 2010 compared to fiscal 2009 as a result of the market’s impact on plan assets and the valuation of the pension obligation as of September 30, 2009.  With these challenges, each of the Company’s segments continues to emphasize the importance of cost structure relative to revenue run rates.

In November 2009, the Company indicated that, despite the increase in fiscal 2010 pension expense, fiscal 2010 earnings were expected to be relatively consistent with fiscal 2009 earnings, excluding unusual items.  Based on the Company’s year-to-date results through March 31, 2010 and current projections for the remainder of the fiscal year, the Company is maintaining its earnings guidance at this time.  The Company continues to remain cautious given the continued decline in casketed death rates, uncertain economic conditions and rising commodity costs.

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

LONG-TERM CONTRACTUAL OBLIGATIONS AND COMMITMENTS:

The following table summarizes the Company’s contractual obligations at March 31, 2010, and the effect such obligations are expected to have on its liquidity and cash flows in future periods.

	Payments due in fiscal year:
		2010			After
	Total	Remainder	2011 to 2012	2013 to 2014	2014
Contractual Cash Obligations:	(Dollar amounts in thousands)
Revolving credit facilities	$193,264	$-	$193,264	$-	$-
Notes payable to banks	29,241	2,946	12,419	10,140	3,736
Short-term borrowings	3,914	3,914	-	-	-
Capital lease obligations	5,627	1,682	3,564	381	-
Non-cancelable operating leases	20,914	4,583	11,195	4,338	798
Other	1,284	1,284	-	-	-

Total contractual cash obligations	$254,244	$14,409	$220,442	$14,859	$4,534

A significant portion of the loans included in the table above bear interest at variable rates.  At March 31, 2010, the weighted-average interest rate was 3.01% on the Company’s domestic Revolving Credit Facility, 1.58% on the credit facility through the Company’s German subsidiaries, 3.66% on bank loans to the Company’s wholly-owned subsidiary, Matthews International S.p.A., and 5.99% on bank loans to its majority-owned subsidiary, Saueressig.

Benefit payments under the Company’s principal retirement plan are made from plan assets, while benefit payments under the supplemental retirement plan and postretirement benefit plan are funded from the Company’s operating cash.  The Company is not required to make any significant contributions to its principal retirement plan in fiscal 2010.  During the six months ended March 31, 2010, contributions of $387,000 and $434,000 were made under the supplemental retirement plan and postretirement plan, respectively.  The Company currently anticipates contributing an additional $386,000 and $617,000 under the supplemental retirement plan and postretirement plan, respectively, for the remainder of fiscal 2010.

In connection with its acquisition of a 78% interest in Saueressig, the Company entered into an option agreement related to the remaining 22% interest.  The option agreement contains certain put and call provisions for the purchase of the remaining 22% interest in future years at a price to be determined by a specified formula based on future operating results of Saueressig.  The Company has recorded an estimate of $25.0 million in “Arrangement with noncontrolling interest” in the Consolidated Balance Sheet as of March 31, 2010 representing the current estimate of the future purchase price.

Unrecognized tax benefits are positions taken, or expected to be taken, on an income tax return that may result in additional payments to tax authorities.  If a tax authority agrees with the tax position taken, or expected to be taken, or the applicable statute of limitations expires, then additional payments will not be necessary.  The Company had unrecognized tax benefits, excluding penalties and interest, of approximately $3.4 million and $3.6 million at March 31, 2010 and September 30, 2009, respectively.  The timing of potential future payments related to the unrecognized tax benefits is not presently determinable.

The Company believes that its current liquidity sources, combined with its operating cash flow and borrowing capacity, will be sufficient to meet its capital needs for the foreseeable future.

Accounting Pronouncements:

On September 30, 2009, the Company adopted changes issued by the FASB to the authoritative hierarchy of generally accepted accounting principles (“GAAP”).  These changes establish the FASB Accounting Standards CodificationTM (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the U.S. The Codification was effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The adoption had no material impact on the Company’s consolidated results of operations or financial condition.

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

In December 2007, the FASB issued new guidance regarding business combinations.  This guidance requires recognition and measurement of the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in a business combination, goodwill acquired or a gain from a bargain purchase.  It is effective for fiscal years beginning on or after December 15, 2008.  The Company adopted the new guidance effective October 1, 2009.

In December 2007, the FASB issued new guidance regarding noncontrolling interests in consolidated financial statements.  This guidance establishes accounting and reporting standards for the noncontrolling interest in a subsidiary. It requires that consolidated net income reflect the amounts attributable to both the parent and the noncontrolling interest, and also includes additional disclosure requirements. It was effective for fiscal years beginning on or after December 15, 2008 and is to be applied prospectively as of the beginning of the fiscal year in which the guidance is initially applied, except for the presentation and disclosure requirements which shall be applied retrospectively for all periods presented.  The Company adopted the new guidance effective October 1, 2009.

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

On September 30, 2007, the Company adopted the recognition and related disclosure provisions of guidance on employers’ accounting for defined benefit pension and other postretirement plans which amended earlier guidance.  In the first quarter of fiscal 2009, the Company adopted the provision requiring the Company to measure the plan assets and benefit obligations of defined benefit postretirement plans as of the date of its year-end balance sheet.  Adoption of this provision did not have a material effect on the Company’s consolidated results of operations or financial condition.

 In May 2009, the FASB issued new guidance regarding subsequent events, which was subsequently revised in February 2010.  The guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  The adoption of this guidance had no material impact on the Company’s consolidated results of operations or financial condition.

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

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

The following discussion about the Company's market risk involves forward-looking statements.  Actual results could differ materially from those projected in the forward-looking statements.  The Company has market risk related to changes in interest rates, commodity prices, foreign currency exchange rates and actuarial assumptions  for pension and other postretirement plans.  The Company does not generally use derivative financial instruments in connection with these market risks, except as noted below.

Interest Rates - The Company’s most significant long-term debt instrument is the domestic Revolving Credit Facility, as amended, which bears interest at variable rates based on LIBOR.  The Company has entered into interest rate swaps as listed under “Liquidity and Capital Resources”.  The interest rate swaps have been designated as cash flow hedges of the future variable interest payments under the Revolving Credit Facility which are considered probable of occurring.  Based on the Company’s assessment, all the critical terms of each of the hedges matched the underlying terms of the hedged debt and related forecasted interest payments, and as such, these hedges were considered highly effective.  The fair value of the interest rate swaps reflected an unrealized loss of $5.0 million ($3.1 million after tax) at March 31, 2010 that is included in equity as part of accumulated other comprehensive income.  A decrease of 10% in market interest rates (e.g. a decrease from 5.0% to 4.5%) would result in an increase of approximately $532,000 in the fair value liability of the interest rate swaps.

Commodity Price Risks - In the normal course of business, the Company is exposed to commodity price fluctuations related to the purchases of certain materials and supplies (such as bronze ingot, steel, wood and photopolymers) used in its manufacturing operations. The Company obtains competitive prices for materials and supplies when available.  In addition, based on competitive market conditions and to the extent that the Company has established pricing terms with customers through contract or similar arrangements, the Company’s ability to immediately increase the price of its products to offset the increased costs may be limited.

Foreign Currency Exchange Rates - The Company is subject to changes in various foreign currency exchange rates, including the Euro, British Pound, Canadian dollar, Australian dollar, Swedish Krona, Chinese Yuan, Hong Kong dollar and Polish Zloty, in the conversion from local currencies to the U.S. dollar of the reported financial position and operating results of its non-U.S. based subsidiaries.  A strengthening of the U. S. dollar of 10% would have resulted in a decrease in reported sales of $15.0 million and a decrease in reported operating income of $1.6 million for the six months ended March 31, 2010.

Actuarial Assumptions – The most significant actuarial assumptions affecting pension expense and pension obligations include the valuation of retirement plan assets, the discount rate and the estimated return on plan assets.  The estimated return on plan assets is currently based upon projections provided by the Company’s independent investment advisor, considering the investment policy of the plan and the plan’s asset allocation.  The fair value of plan assets and discount rate are “point-in-time” measures, and the recent volatility of the debt and equity markets makes estimating future changes in fair value of plan assets and discount rates more challenging.  The following table summarizes the impact on the September 30, 2009 actuarial valuations of changes in the primary assumptions affecting the Company’s principal retirement plan and supplemental retirement plan.

	Impact of Changes in Actuarial Assumptions
	Change in Discount Rate		Change in Expected Return		Change in Market Value of Assets
	+1%	-1%	+1%	-1%	+5%	-5%
	(Dollar amounts in thousands)
Increase (decrease) in net benefit cost	$(1,909)	$2,287	$(766)	$766	$(692)	$692

Increase (decrease) in projected benefit obligation	(16,440)	20,566	-	-	-	-

Increase (decrease) in funded status	16,440	(20,566)	-	-	3,940	(3,940)

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

Management, under the supervision and with the participation of our Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures in effect as of March 31, 2010. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2010, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that material information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, and that such information is recorded, summarized and properly reported within the appropriate time period, relating to the Company and its consolidated subsidiaries, required to be included in the Exchange Act reports, including this Quarterly Report on Form 10-Q.

There have been no changes in the Company’s internal controls over financial reporting that occurred during the fiscal quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2.                      Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Stock Repurchase Plan

The Company has a stock repurchase program, which was initiated in 1996.  Under the program, the Company's Board of Directors had authorized the repurchase of a total of 12,500,000 shares of Matthews common stock., On January 22, 2010, the Company announced that its Board of Directors approved the continuation of its stock repurchase program and increased the total authorization for stock repurchases by an additional 2,500,000 shares, increasing the total authorization to 15,000,000 shares.  As of March 31, 2010, 2,448,203 shares remained to be purchased under the current authorization.  All purchases of the Company’s common stock during the first six months of fiscal 2010 were part of the repurchase program.

The following table shows the monthly fiscal 2010 stock repurchase activity:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced plan	Maximum number of shares that may yet be purchased under the plan

October 2009	-	$ -	-	220,078
November 2009	65,000	35.50	65,000	155,078
December 2009	81,636	34.73	81,636	73,442
January 2010	6,475	34.05	6,475	2,566,967
February 2010	66,708	32.42	66,708	2,500,259
March 2010	52,056	35.73	52,056	2,448,203
Total	271,875	$34.52	271,875

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit
	No.	Description
	10.1	Revolving Credit Facility Form of Revolving Credit Note
	10.2	Revolving Credit Facility Swing Line Note
	10.3	Revolving Credit Facility Form of Guaranty and Suretyship Agreement
	10.4	Revolving Credit Facility Form of Assignment Agreement
	10.5	Revolving Credit Facility Form of Compliance Certificate
	10.6	First Amendment to Revolving Credit Facility Form of Term Loan
	10.7	First Amendment to Revolving Credit Facility Form of Compliance Certificate
	31.1	Certification of Principal Executive Officer for Joseph C. Bartolacci
	31.2	Certification of Principal Financial Officer for Steven F. Nicola
	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Joseph C. Bartolacci
	32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Steven F. Nicola

(b)	Reports on Form 8-K

On January 21, 2010, Matthews filed a Current Report on Form 8-K under Item 2.02 in connection with a press release announcing its earnings for the first fiscal quarter of 2010.

On January 22, 2010, Matthews filed a Current Report on Form 8-K under Item 8.01 in connection with a press release announcing that its Board of Directors approved the continuation of its stock repurchase program and increased the total authorization for stock repurchases by an additional two million five hundred thousand shares.

On February 19, 2010, Matthews filed a Current Report on Form 8-K under Item 5.02 in connection with a press release announcing that John D. Turner was named as the Company’s new Chairman of the Board of Directors and that William J. Stallkamp had retired from the Board of Directors.

On March 1, 2010 Matthews filed a Current Report on Form 8-K under Item 5.07 reporting the results of the matters voted on at the Company’s Annual Meeting of Shareholders held on February 18, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATTHEWS INTERNATIONAL CORPORATION
(Registrant)

Date: May 5, 2010	/s/ Joseph C. Bartolacci
Joseph C. Bartolacci, President
and Chief Executive Officer

Date: May 5, 2010	/s/ Steven F. Nicola
Steven F. Nicola, Chief Financial Officer,
Secretary and Treasurer