Form 10-Q
period 2010-06-30
MATTHEWS INTERNATIONAL CORP
filed 2010-08-04
CIK 63296

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-Q

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Quarterly Period Ended June 30, 2010

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

As of July 31, 2010, shares of common stock outstanding were:

Class A Common Stock 29,778,189 shares

PART I - FINANCIAL INFORMATION
MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands, except per share data)

	June 30, 2010		September 30, 2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents		$55,974		$57,732
Short-term investments		1,396		62
Accounts receivable, net		142,633		138,927
Inventories		99,462		94,455
Deferred income taxes		1,183		1,816
Other current assets		14,070		12,430

Total current assets		314,718		305,422

Investments		13,062		13,389
Property, plant and equipment: Cost	292,485		305,098
Less accumulated depreciation	(168,574)		(167,038)
		123,911		138,060
Deferred income taxes		35,518		32,563
Other assets		23,618		19,999
Goodwill		380,848		385,219
Other intangible assets, net		55,911		55,001

Total assets		$947,586		$949,653

LIABILITIES
Current liabilities:
Long-term debt, current maturities		$12,379		$14,188
Accounts payable		38,110		28,604
Accrued compensation		34,797		35,592
Accrued income taxes		15,211		8,120
Other current liabilities		46,149		45,836

Total current liabilities		146,646		132,340

Long-term debt		219,951		237,530
Accrued pension		56,884		53,734
Postretirement benefits		25,364		24,599
Deferred income taxes		11,267		13,464
Environmental reserve		6,067		6,482
Other liabilities		20,842		15,489

Total liabilities		487,021		483,638

Arrangement with noncontrolling interest		-		27,121

SHAREHOLDERS’ EQUITY
Shareholders' equity-Matthews:
Common stock	36,334		36,334
Additional paid-in capital	46,509		47,436
Retained earnings	604,557		559,786
Accumulated other comprehensive loss	(60,595)		(29,884)
Treasury stock, at cost	(193,724)		(179,454)
Total shareholders’ equity-Matthews		433,081		434,218
Noncontrolling interests		27,484		4,676

Total shareholders’ equity		460,565		438,894

Total liabilities and shareholders' equity		$947,586		$949,653

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollar amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Sales	$213,329	$192,047	$607,168	$580,695
Cost of sales	(128,360)	(116,581)	(371,028)	(364,260)

Gross profit	84,969	75,466	236,140	216,435

Selling and administrative expenses	(50,455)	(45,656)	(152,332)	(143,107)

Operating profit	34,514	29,810	83,808	73,328

Investment income (loss)	(96)	1,324	1,908	629
Interest expense	(1,869)	(2,759)	(5,620)	(9,053)
Other income (deductions), net	(329)	80	(1,060)	83

Income before income taxes	32,220	28,455	79,036	64,987

Income taxes	(11,011)	(9,645)	(27,876)	(22,069)

Net income	21,209	18,810	51,160	42,918
Less: net income attributable to noncontrolling interests	(798)	(742)	(1,822)	(819)

Net income attributable to Matthews’ shareholders	$20,411	$18,068	$49,338	$42,099

Earnings per share attributable to Matthews’ shareholders:
Basic	$.68	$.60	$1.65	$1.39

Diluted	$.68	$.60	$1.64	$1.38

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the Nine Months Ended June 30, 2010 and 2009
(Dollar amounts in thousands, except per share data)

	Shareholders’ Equity – Matthews
				Accumulated
				Other
		Additional		Comprehensive		Non-
	Common	Paid-in	Retained	Income (Loss)	Treasury	controlling
	Stock	Capital	Earnings	(net of tax)	Stock	interests	Total
Balance, September 30, 2009	$36,334	$47,436	$559,786	$(29,884)	$(179,454)	$4,676	$438,894
Net income	-	-	49,338	-	-	1,822	51,160
Minimum pension liability	-	-	-	2,367	-	-	2,367
Translation adjustment	-	-	-	(33,653)	-	(58)	(33,711)
Fair value of derivatives	-	-	-	575	-	-	575
Total comprehensive income							20,391
Stock-based compensation	-	4,926	-	-	-	-	4,926
Purchase of 634,300 shares treasury stock	-	-	-	-	(20,942)	-	(20,942)
Issuance of 32,090 shares treasury stock under stock plans	-	(5,853)	-	-	6,672	-	819
Dividends, $.14 per share	-	-	(6,336)	-	-	-	(6,336)
Distributions to noncontrolling interests						(234)	(234)
Adjustment for arrangement with noncontrolling interest			1,769			21,278	23,047
Balance, June 30, 2010	$36,334	$46,509	$604,557	$(60,595)	$(193,724)	$27,484	$460,565

	Shareholders’ Equity - Matthews
				Accumulated
				Other
		Additional		Comprehensive		Non-
	Common	Paid-in	Retained	Income (Loss)	Treasury	controlling
	Stock	Capital	Earnings	(net of tax)	Stock	interests	Total
Balance, September 30, 2008	$36,334	$47,250	$511,130	$(2,979)	$(157,780)	$4,963	$438,918
Net income	-	-	42,099	-	-	819	42,918
Minimum pension liability	-			388	-	-	388
Translation adjustment	-			(5,873)	-	(282)	(6,155)
Fair value of derivatives	-			(2,558)	-	-	(2,558)
Total comprehensive income							34,593
Stock-based compensation	-	4,358	-	-	-	-	4,358
Pension liability adjustment	-	-	(702)	-	-	-	(702)
Arrangement with noncontrolling interest	-	-	(175)	-	-	-	(175)
Purchase of 756,896 shares treasury stock	-	-	-	-	(27,348)	-	(27,348)
Issuance of 59,611 shares treasury stock under stock plans	-	(5,621)	-	-	6,997	-	1,376
Dividends, $.13 per share	-	-	(6,078)	-	-	-	(6,078)
Distributions to noncontrolling interests						(2,291)	(2,291)
Balance, June 30, 2009	$36,334	$45,987	$546,274	$(11,022)	$(178,131)	$3,209	$442,651
The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollar amounts in thousands, except per share data)

	Nine Months Ended
	June 30,
	2010	2009

Cash flows from operating activities:
Net income	$51,160	$42,918
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,021	23,118
(Gain) loss on investments	(226)	354
Loss on sale of assets	131	39
Stock-based compensation expense	4,926	4,358
Change in deferred taxes	(4,473)	(1,757)
Changes in working capital items	7,618	(837)
Increase in other assets	(2,543)	(1,426)
Decrease in other liabilities	(871)	(833)
Increase in pension and postretirement benefits	7,795	3,561

Net cash provided by operating activities	83,538	69,495

Cash flows from investing activities:
Capital expenditures	(11,050)	(11,556)
Proceeds from sale of assets	172	311
Acquisitions, net of cash acquired	(28,249)	(4,843)
Proceeds from sale of investments	756	-
Purchases of investments	(1,616)	(2,615)

Net cash used in investing activities	(39,987)	(18,703)

Cash flows from financing activities:
Proceeds from long-term debt	38,465	45,156
Payments on long-term debt	(46,790)	(56,309)
Proceeds from the sale of treasury stock	749	1,143
Purchases of treasury stock	(20,942)	(27,348)
Tax benefit of exercised stock options	70	98
Dividends	(6,336)	(6,078)
Distributions to noncontrolling interests	(234)	(2,291)

Net cash used in financing activities	(35,018)	(45,629)

Effect of exchange rate changes on cash	(10,291)	(3,937)

Net (decrease) increase in cash and cash equivalents	$(1,758)	$1,226

Non-cash investing and financing activities:
Acquisition of equipment under capital lease	$-	$5,130

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Dollar amounts in thousands, except per share data)

Note 1.   Nature of Operations

Matthews International Corporation ("Matthews" or the “Company”), founded in 1850 and incorporated in Pennsylvania in 1902, is a designer, manufacturer and marketer principally of memorialization products and brand solutions.  Memorialization products consist primarily of bronze memorials and other memorialization products, caskets and cremation equipment for the cemetery and funeral home industries.  Brand solutions include graphics imaging products and services, marking products and merchandising solutions. The Company's products and operations are comprised of six business segments:  Bronze, Casket, Cremation, Graphics Imaging, Marking Products and Merchandising Solutions.  The Bronze segment is a leading manufacturer of cast bronze memorials and other memorialization products, cast and etched architectural products, granite memorials and is a leading builder of mausoleums in the United States.  The Casket segment is a leading casket manufacturer and distributor in North America and produces a wide variety of wood and metal caskets.  The Cremation segment is a leading designer and manufacturer of cremation equipment (primarily in North America and Europe) and cremation caskets (primarily in North America). The Graphics Imaging segment manufactures and provides brand management, printing plates, gravure cylinders, pre-press services and imaging services for the primary packaging and corrugated industries.  The Marking Products segment designs, manufactures and distributes a wide range of marking and coding equipment and consumables, and industrial automation products for identifying, tracking and conveying various consumer and industrial products, components and packaging containers.  The Merchandising Solutions segment designs and manufactures merchandising displays and systems and provides creative merchandising and marketing solutions services.

The Company has manufacturing and marketing facilities in the United States, Mexico, Canada, Europe, Australia and Asia.

Note 2.   Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information for commercial and industrial companies and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the nine months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2010. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2009.  The consolidated financial statements include all domestic and foreign subsidiaries in which the Company maintains an ownership interest and has operating control.  All intercompany accounts and transactions have been eliminated.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Dollar amounts in thousands, except per share data)

Note 3.   Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The three level fair value hierarchy prioritizes the inputs used in valuations, as defined below:

Level 1:                      Observable inputs that reflect unadjusted quoted prices for identical assets or liabilities in active markets.

Level 2:                      Inputs other than quoted prices included within level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3:                      Unobservable inputs for the asset or liability.

As of June 30, 2010, the fair values of the Company’s assets and liabilities measured on a recurring basis are categorized as follows:

	Level 1	Level 2	Level 3	Total
Assets:
Short term investments	$1,396	-	-	$1,396
Trading securities	11,280	-	-	11,280
Total assets at fair value	$12,676	-	-	$12,676

Liabilities:
Derivatives (1)	-	$4,765	-	$4,765
Total liabilities at fair value	-	$4,765	-	$4,765

(1) Interest rate swaps are valued based on observable market swap rates and are classified within Level 2 of the fair value hierarchy.

Note 4.   Inventories

Inventories consisted of the following:

	June 30, 2010	September 30, 2009

Materials and finished goods	$85,992	$80,692
Labor and overhead in process	13,470	13,763
	$99,462	$94,455

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Dollar amounts in thousands, except per share data)

Note 5.   Debt

The Company has a domestic Revolving Credit Facility with a syndicate of financial institutions.  The maximum amount of borrowings available under the facility is $225,000 and the facility’s maturity is September 2012. Borrowings under the facility bear interest at LIBOR plus a factor ranging from .40% to .80% based on the Company’s leverage ratio.  The leverage ratio is defined as net indebtedness divided by EBITDA (earnings before interest, taxes, depreciation and amortization).  The Company is required to pay an annual commitment fee ranging from .15% to .25% (based on the Company’s leverage ratio) of the unused portion of the facility.   The Revolving Credit Facility requires the Company to maintain certain leverage and interest coverage ratios.  A portion of the facility (not to exceed $20,000) is available for the issuance of trade and standby letters of credit.  Outstanding borrowings on the Revolving Credit Facility as of June 30, 2010 and September 30, 2009 were $183,000 and $177,500, respectively.  The weighted-average interest rate on outstanding borrowings at June 30, 2010 and 2009 was 2.94% and 3.95%, respectively.

The Company has entered into the following interest rate swaps:

Date	Initial Amount	Fixed Interest Rate	Interest Rate Spread at June 30, 2010	Maturity Date
September 2007	$25,000	4.77%	.60%	September 2012
May 2008	40,000	3.72%	.60%	September 2012
October 2008	20,000	3.21%	.60%	October 2010
October 2008	20,000	3.46%	.60%	October 2011

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

The fair value of the interest rate swaps reflected an unrealized loss of $4,765 ($2,907 after tax) at June 30, 2010 that is included in shareholders’ equity as part of accumulated other comprehensive income.  Assuming market rates remain constant with the rates at June 30, 2010, approximately $1,566 of the $2,907 loss included in accumulated other comprehensive income is expected to be recognized in earnings as an adjustment to interest expense over the next twelve months.

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

At June 30, 2010 and September 30, 2009, the interest rate swap contracts were reflected as a liability on the balance sheets.  The following derivatives are designated as hedging instruments:

Liability Derivatives
Balance Sheet Location:	June 30, 2010	September 30, 2009
Current liabilities:
Other current liabilities	$2,567	$2,441
Long-term liabilities:
Other liabilities	2,198	3,267
Total derivatives	$4,765	$5,708

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Dollar amounts in thousands, except per share data)

Note 5.  Debt (continued)

The loss recognized on derivatives was as follows:

Location of
Derivatives in	Gain or (Loss)	Amount of		Amount of
Cash Flow	Recognized in	Loss		Loss
Hedging	Income on	Recognized in Income		Recognized in Income
Relationships	Derivative	on Derivatives		on Derivatives
		Three Months ended June 30,		Nine Months ended June 30,
		2010	2009	2010	2009

Interest rate swaps	Interest expense	$(926)	$(1,110)	$(2,819)	$(2,555)

The Company recognized the following losses in accumulated other comprehensive loss (“OCL”):

Location of
Loss
			Reclassified	Amount of Loss
			from	Reclassified from
	Amount of Loss		Accumulated	Accumulated OCL into
Derivatives in	Recognized in		OCL into	Income
Cash Flow	OCL on Derivatives		Income	(Effective Portion*)
Hedging Relationships	June 30, 2010	September 30, 2009	(Effective Portion*)	June 30, 2010	September 30, 2009

Interest rate swaps	$(2,907)	$(3,482)	Interest expense	$(1,720)	$(2,134)

*There is no ineffective portion or amount excluded from effectiveness testing.

The Company, through certain of its German subsidiaries, has a credit facility with a European bank.  The maximum amount of borrowings available under this facility was 25.0 million Euros ($30,573).  Outstanding borrowings under the credit facility totaled 12.5 million Euros ($15,286) and 18.0 million Euros ($26,341) at June 30, 2010 and September 30, 2009, respectively.  The weighted-average interest rate on outstanding borrowings under this facility at June 30, 2010 and 2009 was 1.58% and 2.74%, respectively.

The Company, through its German subsidiary, Saueressig GmbH & Co. KG (“Saueressig”), has several loans with various European banks.  Outstanding borrowings under these loans totaled 8.7 million Euros ($10,674) and 10.0 million Euros ($14,717) at June 30, 2010 and September 30, 2009, respectively.  The weighted-average interest rate on outstanding borrowings of Saueressig at June 30, 2010 and 2009 was 6.05% and 5.84%, respectively.

The Company, through its wholly-owned subsidiary, Matthews International S.p.A., has several loans with various Italian banks.  Outstanding borrowings on these loans totaled 10.0 million Euros ($12,251) and 12.2 million Euros ($17,962) at June 30, 2010 and September 30, 2009, respectively.  Matthews International S.p.A. also has three lines of credit totaling 8.4 million Euros ($10,236) with the same Italian banks.  Outstanding borrowings on these lines were 3.2 million Euros ($3,879) and 2.0 million Euros ($2,855) at June 30, 2010 and September 30, 2009, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Dollar amounts in thousands, except per share data)

Note 5.  Debt (continued)

The weighted-average interest rate on outstanding Matthews International S.p.A. borrowings at June 30, 2010 and 2009 was 3.61% and 3.80%, respectively.

As of June 30, 2010 and September 30, 2009, the fair value of the Company’s long-term debt, including current maturities, was as follows:

	Carrying Value included
	in the Balance Sheet		Fair Value
	June 30, 2010	September 30, 2009	June 30, 2010	September 30, 2009

Long-term debt, including current maturities	$232,331	$251,718	$217,944	$230,482

Note 6.   Share-Based Payments

The Company maintains a stock incentive plan (the “1992 Incentive Stock Plan”) that provided for grants of stock options, restricted shares and certain other types of stock-based awards.  In February 2008, the Company’s shareholders approved the adoption of a new plan, the 2007 Equity Incentive Plan (the “2007 Plan”), that provides for the grants of stock options, restricted shares, stock-based performance units and certain other types of stock-based awards. Under the 2007 Plan, which has a ten-year term, the maximum number of shares available for grants or awards is an aggregate of 2,200,000. There will be no further grants under the 1992 Incentive Stock Plan.  At June 30, 2010, there were 1,534,764 shares reserved for future issuance under the 2007 Plan. Both plans are administered by the Compensation Committee of the Board of Directors.

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

For the three-month periods ended June 30, 2010 and 2009, total stock-based compensation cost totaled $1,633 and $1,500, respectively.  For the nine-month periods ended June 30, 2010 and 2009, total stock-based compensation cost totaled $4,926 and $4,358, respectively.  The associated future income tax benefit recognized was $636 and $585 for the three-month periods ended June 30, 2010 and 2009, respectively, and $1,921 and $1,700 for the nine-month periods ended June 30, 2010 and 2009, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Dollar amounts in thousands, except per share data)

Note 6.   Share-Based Payments (continued)

For the three-month period ended June 30, 2010, the amount of cash received from the exercise of stock options was $23. There was no cash received from the exercise of stock options for the three months ended June 30, 2009.  For the nine-month periods ended June 30, 2010 and 2009, the amount of cash received from the exercise of stock options was $749 and $1,143, respectively. In connection with these exercises, the tax benefits realized by the Company were $8 for the three-month period ended June 30, 2010, and $159 and $242 for the nine-month periods ended June 30, 2010 and 2009, respectively.

Changes to restricted stock for the nine months ended June 30, 2010 were as follows:

		Weighted-
		average
		grant-date
	Shares	fair value
Non-vested at September 30, 2009	271,656	$37.61
Granted	178,009	33.65
Vested	-	-
Expired or forfeited	(1,110)	34.28
Non-vested at June 30, 2010	448,555	36.05

As of June 30, 2010, the total unrecognized compensation cost related to unvested restricted stock was $5,516 and is expected to be recognized over a weighted average period of 1.6 years.

The transactions for shares under options for the nine months ended June 30, 2010 were as follows:

			Weighted-
		Weighted-	average	Aggregate
		average	remaining	intrinsic
	Shares	exercise price	contractual term	value
Outstanding, September 30, 2009	1,224,909	$35.94
Granted	-	-
Exercised	(32,900)	22.76
Expired or forfeited	(205,484)	37.79
Outstanding, June 30, 2010	986,525	35.99	5.0	$-
Exercisable, June 30, 2010	683,524	34.48	4.6	$-

The fair value of shares earned during the three-month period ended June 30, 2009 was $77. There were no shares earned during the three-month period ended June 30, 2010.  During the nine-month periods ended June 30, 2010 and 2009, the fair value of shares earned was $3,120 and $2,722, respectively. The intrinsic value of options (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during the nine-month periods ended June 30, 2010 and 2009 was $479 and $657, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Dollar amounts in thousands, except per share data)

Note 6.   Share-Based Payments (continued)

The transactions for non-vested options for the nine months ended June 30, 2010 were as follows:

		Weighted-average
		grant-date
Non-vested shares	Shares	fair value
Non-vested at September 30, 2009	673,035	$12.17
Granted	-	-
Vested	(283,018)	11.03
Expired or forfeited	(87,016)	9.79
Non-vested at June 30, 2010	303,001	13.92

As of June 30, 2010, the total unrecognized compensation cost related to non-vested stock options was approximately $522. This cost is expected to be recognized over a weighted-average period of 1.2 years in accordance with the vesting periods of the options.

The fair value of each restricted stock grant is estimated on the date of grant using a binomial lattice valuation model.  The following table indicates the assumptions used in estimating fair value of restricted stock for the periods ended June 30, 2010 and 2009.

	Nine Months Ended June 30,
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

Under the Company’s Director Fee Plan, directors who are not also officers of the Company each receive, as an annual retainer fee, either cash or shares of the Company's Class A Common Stock equivalent to $60.  An additional annual retainer fee of $70 is paid to a non-employee Chairman of the Board. Where the annual retainer fee is provided in shares, each director may elect to be paid these shares on a current basis or have such shares credited to a deferred stock account as phantom stock, with such shares to be paid to the director subsequent to leaving the Board.  The value of deferred shares is recorded in other liabilities.  A total of 25,013 shares had been deferred under the Director Fee Plan at June 30, 2010.  Additionally, directors who are not also officers of the Company each receive an annual stock-based grant (non-statutory stock options, stock appreciation rights and/or restricted shares) with a value of $70. A total of 22,300 stock options have been granted under the plan.  At June 30, 2010, 17,800 options were outstanding and vested. Additionally, 51,525 shares of restricted stock have been granted under the plan, 27,695 of which were unvested at June 30, 2010.  A total of 300,000 shares have been authorized to be issued under the Director Fee Plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Dollar amounts in thousands, except per share data)

Note 7.   Earnings Per Share Attributable to Matthews’ Shareholders

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net income attributable to Matthews’ shareholders	$20,411	$18,068	$49,338	$42,099

Weighted-average common shares outstanding	29,640,501	30,117,360	29,816,009	30,311,529
Dilutive securities, stock options and restricted shares	196,960	104,750	231,048	192,229
Diluted weighted-average common shares outstanding	29,837,461	30,222,110	30,047,057	30,503,758

Basic earnings per share	$.68	$.60	$1.65	$1.39
Diluted earnings per share	$.68	$.60	$1.64	$1.38

Options to purchase 616,783 and 805,671 shares of common stock were not included in the computation of diluted earnings per share for the three months and nine months ended June 30, 2010, respectively, because the inclusion of these options would be anti-dilutive.  Options to purchase 1,009,421 and 764,650 shares of common stock were not included in the computation of diluted earnings per share for the three months and nine months ended June 30, 2009, respectively, because the inclusion of these options would be anti-dilutive.

Note 8.   Pension and Other Postretirement Benefit Plans

The Company provides defined benefit pension and other postretirement benefit plans to certain employees. Net periodic pension and other postretirement benefit cost for the plans included the following:

	Pension		Other Postretirement
Three months ended June 30,	2010	2009	2010	2009

Service cost	$1,078	$856	$173	$143
Interest cost	1,853	1,868	346	386
Expected return on plan assets	(1,717)	(1,900)	-	-
Amortization:
Prior service cost	(10)	(9)	(181)	(322)
Net actuarial loss	1,338	456	130	71

Net benefit cost	$2,542	$1,271	$468	$278

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Dollar amounts in thousands, except per share data)

Note 8.   Pension and Other Postretirement Benefit Plans (continued)

	Pension		Other Postretirement
Nine months ended June 30,	2010	2009	2010	2009

Service cost	$3,234	$2,568	$519	$429
Interest cost	5,559	5,604	1,038	1,158
Expected return on plan assets	(5,151)	(5,700)	-	-
Amortization:
Prior service cost	(30)	(27)	(543)	(966)
Net actuarial loss	4,014	1,368	390	213

Net benefit cost	$7,626	$3,813	$1,404	$834

Benefit payments under the Company’s principal retirement plan are made from plan assets, while benefit payments under the supplemental retirement plan and the postretirement benefit plan are made from the Company’s operating funds.  Under IRS regulations, the Company is not required to make any significant contributions to its principal retirement plan in fiscal year 2010.  During the nine months ended June 30, 2010, contributions of $579 and $672 were made under the supplemental retirement plan and postretirement plan, respectively.  The Company currently anticipates contributing an additional $193 and $379 under the supplemental retirement plan and postretirement plan, respectively, for the remainder of fiscal 2010.

On October 1, 2008, the Company adopted the FASB guidance on accounting for defined benefit pension and other postretirement benefit plans. The measurement date for the Company’s pension and postretirement plans was changed from July 31 to September 30.  Accordingly, an additional pension liability of $577 and postretirement liability of $125, net of tax, was recorded as of December 31, 2008 to recognize the additional expense through September 30, 2008, with a corresponding adjustment to retained earnings.

Note 9.   Income Taxes

Income tax provisions for the Company’s interim periods are based on the effective income tax rate expected to be applicable for the full year. The Company's effective tax rate for the nine months ended June 30, 2010 was 35.3%, compared to 34.0% for the first nine months of fiscal 2009. The tax rate for the first nine months of fiscal 2010 reflected the favorable impact of adjustments totaling $656 in income tax expense related to changes in the estimated tax accruals for the closure of open tax periods. The nine-month period ended June 30, 2009 included the favorable impact of adjustments totaling $1.2 million in income tax expense related to the Company’s ability to utilize a tax loss carryover in Europe and changes in the estimated tax accrual for open tax periods.   The difference between the Company's effective tax rate and the Federal statutory rate of 35.0% primarily reflected the impact of state and foreign income taxes.

The Company had unrecognized tax benefits (excluding penalties and interest) of $3,335 and $3,575 at June 30, 2010 and September 30, 2009, respectively, all of which, if recorded, would impact the fiscal 2010 annual effective tax rate.  It is reasonably possible that the amount of unrecognized tax benefits could change by approximately $438 in the next 12 months primarily due to tax examinations and the expiration of statutes related to specific tax positions.

The Company classifies interest and penalties on tax uncertainties as a component of the provision for income taxes. The Company included a credit of $475 in interest and penalties in the provision for income taxes for the first nine months of fiscal 2010. Total penalties and interest accrued were $2,363 and $2,838 at June 30, 2010 and September 30, 2009, respectively.  These accruals may potentially be applicable in the event of an unfavorable outcome of uncertain tax positions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Dollar amounts in thousands, except per share data)

The Company is currently under examination in several tax jurisdictions and remains subject to examination until the statute of limitations expires for those tax jurisdictions.  As of June 30, 2010, the tax years that remain subject to examination by major jurisdiction generally are:

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

Information about the Company's segments follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Sales to external customers:
Memorialization:
Bronze	$62,001	$56,678	$164,979	$159,123
Casket	52,358	48,159	158,270	155,730
Cremation	10,906	7,698	28,397	21,992
	125,265	112,535	351,646	336,845
Brand Solutions:
Graphics Imaging	57,993	57,768	178,134	170,589
Marking Products	13,223	9,870	36,656	30,972
Merchandising Solutions	16,848	11,874	40,732	42,289
	88,064	79,512	255,522	243,850

	$213,329	$192,047	$607,168	$580,695

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Dollar amounts in thousands, except per share data)

Note 10.   Segment Information (continued)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Operating profit:
Memorialization:
Bronze	$18,464	$18,531	$41,024	$40,066
Casket	5,472	3,848	20,020	15,663
Cremation	1,265	1,464	3,348	3,574
	25,201	23,843	64,392	59,303
Brand Solutions:
Graphics Imaging	5,533	5,336	14,099	11,073
Marking Products	2,118	445	3,997	1,490
Merchandising Solutions	1,662	186	1,320	1,462
	9,313	5,967	19,416	14,025

	$34,514	$29,810	$83,808	$73,328

Note 11.   Acquisitions

Acquisition spending, net of cash acquired, during the nine months ended June 30, 2010 totaled $28,249, and primarily included the following:

In April 2010, the Company acquired Reynoldsville Casket Company (“Reynoldsville”), a manufacturer and distributor of caskets primarily in the Northeast region of the United States.  The acquisition was structured as an asset purchase and was intended to expand the Company’s casket distribution capabilities in the Northeastern United States. The purchase price for the acquisition was $13,600, plus additional consideration up to $3,500 contingent on operating performance over the next three years.  Reynoldsville reported sales of approximately $13,000 in calendar 2009.

In March 2010, the Company acquired an 80% interest in Furnace Construction Cremators Limited (“FCC”), a manufacturer of cremation equipment located in the United Kingdom.  The acquisition was designed to expand the Company’s global presence in the European cremation markets.

 In February 2010, the Company acquired A.J. Distribution, Inc. (“A.J. Distribution”), a distributor of primarily York brand caskets in the Northwest region of the United States.  The transaction was structured as an asset purchase and was intended to expand the Company’s casket distribution capabilities in the Northwestern United States.

In December 2009, the Company acquired United Memorial Products, Inc. (“UMP”), primarily a supplier of granite memorial products and caskets in the West region of the United States. UMP reported sales of approximately $11,000 in calendar 2009.  The transaction was structured as an asset purchase and was designed to extend Matthews’ presence in the broad granite market. The purchase price for the acquisition was $10,000, plus additional consideration of up to $3,500 payable over five years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Dollar amounts in thousands, except per share data)

Note 11.   Acquisitions (continued)

In connection with its May 2008 acquisition of a 78% interest in Saueressig, the Company entered into an option agreement related to the remaining 22% interest in Saueressig.  The option agreement contained certain put and call provisions for the purchase of the remaining 22% interest in future years at a price to be determined by a specified formula based on future operating results of Saueressig.  During the third fiscal quarter of 2010, the Company reached an agreement to purchase the remaining 22% interest in Saueressig for 17.4 million Euros in October 2011. The Company has included the purchase price of 17.4 million Euros ($21,300) as a part of noncontrolling interests in the shareholders’ equity section of the Condensed Consolidated Balance Sheet as of June 30, 2010.

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

A summary of the carrying amount of goodwill attributable to each segment as well as the changes in such amounts are as follows:

				Graphics	Marking	Merchandising
	Bronze	Casket	Cremation	Imaging	Products	Solutions	Consolidated

Goodwill	$79,707	$122,896	$13,887	$158,863	$9,980	$9,138	$394,471
Accumulated impairment losses	(412)	-	(5,000)	(3,840)	-	-	(9,252)
Balance at September 30, 2009	79,295	122,896	8,887	155,023	9,980	9,138	385,219

Additions during period	7,399	12,275	2,968	(1,449)	36	-	21,229
Translation and other adjustments	(4,583)		(431)	(20,548)	(38)	-	(25,600)
Goodwill	82,523	135,171	16,424	136,866	9,978	9,138	390,100
Accumulated impairment losses	(412)	-	(5,000)	(3,840)	-	-	(9,252)
Balance at June 30, 2010	$82,111	$135,171	$11,424	$133,026	$9,978	$9,138	$380,848

The addition to Bronze goodwill represents the acquisition of UMP; the addition to Casket goodwill primarily represents the acquisition of A.J. Distribution and Reynoldsville; the addition to Cremation goodwill represents the acquisition of FCC; and the change in Graphics goodwill represents the effect of an adjustment to the purchase price for the Saueressig acquisition.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
(Dollar amounts in thousands, except per share data)

Note 12.   Goodwill and Other Intangible Assets (continued)

The following tables summarize the carrying amounts and related accumulated amortization for intangible assets as of June 30, 2010 and September 30, 2009, respectively.

	Carrying	Accumulated
	Amount	Amortization	Net
June 30, 2010:
Trade names	$24,017	$- *	$24,017
Trade names	1,535	(621)	914
Customer relationships	38,069	(9,743)	28,326
Copyrights/patents/other	8,526	(5,872)	2,654
	$72,147	$(16,236)	$55,911

September 30, 2009:
Trade names	$24,418	$- *	$24,418
Trade names	1,598	(458)	1,140
Customer relationships	35,568	(8,232)	27,336
Copyrights/patents/other	7,777	(5,670)	2,107
	$69,361	$(14,360)	$55,001
* Not subject to amortization

The net change in intangible assets during fiscal 2010 included an increase for the acquisition of UMP, A.J. Distribution, and Reynoldsville offset by the impact of changes in foreign currency exchange rates and additional amortization.

Amortization expense on intangible assets was $954 and $1,067 for the three-month periods ended June 30, 2010 and 2009, respectively.  For the nine-month periods ended June 30, 2010 and 2009, amortization expense was $2,741 and    $3,178, respectively.  Amortization expense is estimated to be $926 for the remainder of 2010, $3,429 in 2011, $2,977 in 2012, $2,644 in 2013 and $2,464 in 2014.

Note 13.   Accounting Pronouncements

On September 30, 2009, the Company adopted changes issued by the FASB to the authoritative hierarchy of GAAP.  These changes establish the FASB Accounting Standards CodificationTM (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the U.S. The Codification was effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The adoption had no material impact on the Company’s consolidated results of operations or financial condition.

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

Note 14.   Subsequent Events:

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

Results of Operations:

The following table sets forth certain income statement data of the Company expressed as a percentage of net sales for the periods indicated.

	Nine months ended		Years ended
	June 30,		September 30,
	2010	2009	2009	2008
Sales	100.0%	100.0%	100.0%	100.0%
Gross profit	38.9%	37.3%	37.7%	39.5%
Operating profit	13.8%	12.6%	12.9%	16.2%
Net income attributable to Matthews’ shareholders	8.1%	7.3%	7.4%	9.7%

Sales for the nine months ended June 30, 2010 were $607.2 million, compared to $580.7 million for the nine months ended June 30, 2009.  The increase principally reflected higher sales in five of the Company’s six segments.  The increase mainly reflected higher unit volume in several segments, the impact of recent acquisitions, and a favorable impact of changes in foreign currency values against the U.S. dollar.  These increases were partially offset by the effects of a decline in the estimated number of U.S. casketed deaths on bronze memorial and casket unit volume.  For the nine months ended June 30, 2010, changes in foreign currency values against the U.S. dollar had a favorable impact of approximately $8.3 million on the Company’s consolidated sales compared to the nine months ended June 30, 2009.

In the Memorialization businesses, Bronze segment sales for the first nine months of fiscal 2010 were $165.0 million compared to $159.1 million for the first nine months of fiscal 2009.  The increase primarily reflected the acquisition of United Memorial Products, Inc. (“UMP”), primarily a supplier of granite memorial products and caskets in the West region of the United States, and increases in the value of foreign currencies against the U.S. dollar, partially offset by a decline in bronze memorial unit volume on a year-to-date basis.  For the fiscal 2010 third quarter, bronze memorial unit volume was higher than a year ago.   Sales for the Casket segment were $158.3 million for the first nine months of fiscal 2010 compared to $155.7 million for the same period in fiscal 2009.  The increase resulted principally from the acquisition of several casket businesses, partially offset by lower unit volume and an unfavorable change in product mix. The decline in unit sales for both the Bronze and Casket segments (excluding acquisitions) reflects a decline in the estimated number of U. S. casketed deaths compared to the prior year.  Based on available published data, U.S. deaths for the nine months ended June 30, 2010 were estimated to have declined approximately 2%. “Casketed deaths” (non-cremation) were estimated to have declined over 4% from the same period last year.  Sales for the Cremation segment were $28.4 million for the nine months ended June 30, 2010, compared to $22.0 million for the same period a year ago.  The increase principally reflected the acquisition of a small manufacturer of cremation equipment in the U.K. and higher sales in the U.S. and European markets.  In the Company’s Brand Solutions businesses, sales for the Graphics Imaging segment in the first nine months of fiscal 2010 were $178.1 million, compared to $170.6 million for the same period a year ago.  The increase resulted principally from higher sales by Saueressig GmbH KG & Co (“Saueressig”), the impact of the acquisition of a small graphics operation headquartered in Hong Kong in the fiscal 2009 fourth quarter and an increase of the value of foreign currencies against the U.S. dollar.  These increases were partially offset by lower sales in the U.S. and U.K. markets.  Marking Products segment sales for the nine months ended June 30, 2010 were $36.7 million, compared to $31.0 million for the first nine months of fiscal 2009.  The increase was principally due to higher unit sales of consumables, the acquisition of a small European distributor and the favorable impact of an increase in the value of foreign currencies against the U.S. dollar.  Sales for the Merchandising Solutions segment were $40.7 million for the first nine months of fiscal 2010, compared to $42.3 million for the same period a year ago.  The decrease is attributable to lower project volume in the first and second quarters of fiscal 2010, including a large project in the second fiscal quarter of 2009 that did not repeat in fiscal 2010.  However, sales for the three months ended June 30, 2010 were higher than in the same period last year as a result of increased project volume compared to the fiscal 2009 third quarter.

Gross profit for the nine months ended June 30, 2010 was $236.1 million, compared to $216.4 million for the nine months ended June 30, 2009.  Consolidated gross profit as a percent of sales increased from 37.3% for the first nine months of fiscal 2009 to 38.9% for the first nine months of fiscal 2010.   Gross profit for the first nine months of fiscal 2009 included the impact of unusual charges totaling approximately $7.1 million.  The unusual charges related to the consolidation of certain Bronze segment production facilities and cost structure initiatives in several of the Company’s other segments.  The increase in fiscal 2010 consolidated gross profit and gross profit percentage compared to fiscal 2009 also reflected the current year benefits of the fiscal 2009 cost structure changes, particularly in the Saueressig operation and the Casket and Marking Products segments.

Selling and administrative expenses for the nine months ended June 30, 2010 were $152.3 million, compared to $143.1 million for the first nine months of fiscal 2009.  Consolidated selling and administrative expenses as a percent of sales were 25.1% for the nine months ended June 30, 2010, compared to 24.7% for the same period last year.  The increase in selling and administrative expenses primarily resulted from higher pension expense and the impact of recent acquisitions.  Unusual charges included in selling and administrative expenses totaled $5.7 million of the first nine months of fiscal 2009, and consisted primarily of Saueressig integration costs, increased bad debt expense, termination-related expenses and costs related to operational and systems improvements.  These unusual charges included consulting fees incurred for assistance in the operational and financial integration of Saueressig into Matthews.  Bad debt expense, particularly in the Casket segment, was significantly higher in fiscal 2009, reflecting economic conditions.  The increase resulted from the deterioration in the aging of outstanding accounts receivable.  Employee termination-related and the other costs in connection with operational and systems improvements primarily reflected the Company’s initiatives as a result of the recession.  The principal objectives of these initiatives were to better align the cost structures of the Company’s businesses with their respective revenue run rates.

Operating profit for the nine months ended June 30, 2010 was $83.8 million, compared to $73.3 million for the nine months ended June 30, 2009. Operating profit for the first nine months of fiscal 2010 included an increase of approximately $3.9 million in pension cost.  Operating profit for the nine months ended June 30, 2009 included unusual charges of approximately $12.8 million.  In addition, changes in the values of foreign currencies against the U.S. dollar had a favorable impact of approximately $891,000 on consolidated operating profit for the current year-to-date period, compared to a year ago.

Bronze segment operating profit for the first nine months of fiscal 2010 was $41.0 million, compared to $40.1 million for the same period in fiscal 2009.  Bronze segment operating profit for the first nine months of fiscal 2009 included unusual charges of $6.7 million, principally related to facilities consolidations.  Excluding these unusual charges, operating profit was lower in the first nine months of fiscal 2010 than the same period in fiscal 2009, primarily reflecting

the impact of lower sales volume and higher pension cost.   Operating profit for the Casket segment for the first nine months of fiscal 2010 was $20.0 million, compared to $15.7 million for the first nine months of fiscal 2009.  The first nine months of fiscal 2009 included unusual charges of approximately $2.6 million which were principally related to an increase in bad debt expense and severance expenses.  Excluding the impact of the unusual charges in fiscal 2009, Casket segment operating profit in the first nine months of fiscal 2010 increased by $1.7 million.  The increase reflected the benefit of cost structure changes initiated in fiscal 2009 and the impact of recent acquisitions.  Cremation segment operating profit was $3.3 million for the nine months ended June 30, 2010, compared to $3.6 million for the same period in fiscal 2009.  Fiscal 2010 operating profit reflected higher sales and the impact of the recent acquisition of a small cremation equipment manufacturer in the U.K., offset by the impact of an unfavorable change in product mix and higher pension cost.  Graphics Imaging segment operating profit for the nine months ended June 30, 2010 was $14.1 million, compared to $11.1 million for the nine months ended June 30, 2009.  Operating profit in the first nine months of fiscal 2009 included unusual charges of approximately $2.3 million.  Excluding the effect of the unusual charges, operating profit increased approximately $700,000 in the first nine months of fiscal 2010 compared to the same period in fiscal 2009.  The increase resulted primarily from higher operating profit from Saueressig, the favorable effect of foreign currency exchange rate changes and the acquisition of a small graphics business headquartered in Hong Kong.  These increases were partially offset by a decline in operating profit for the U.S. operations.  Operating profit for the Marking Products segment for the first nine months of fiscal 2010 was $4.0 million, compared to $1.5 million for the same period a year ago.  Operating profit for the first nine months of fiscal 2009 included unusual charges of approximately $665,000.  The increase in year-over-year operating profit, excluding unusual charges, primarily reflected higher sales and the favorable impact of fiscal 2009 cost structure initiatives.  The Merchandising Solutions segment operating profit was $1.3 million for the nine months ended June 30, 2010, compared to $1.5 million for the same period in fiscal 2009.  The decrease principally reflected lower sales.  In addition, unusual charges for this segment approximated $300,000 for the first nine months of fiscal 2009.

Investment income for the nine months ended June 30, 2010 was $1.9 million, compared to $629,000 for the nine months ended June 30, 2009.  The increase primarily reflected improved investment performance.  Interest expense for the first nine months of fiscal 2010 was $5.6 million, compared to $9.1 million for the same period last year.  The decrease in interest expense primarily reflected declines in average borrowing rates during the first nine months of fiscal 2010, compared to the same period a year ago.

Other income (deductions), net for the nine months ended June 30, 2010 was a reduction of income of $1.1 million, compared to an increase in income of $83,000 for the same period last year.  The fiscal 2010 reduction in income primarily reflected foreign currency exchange losses on intercompany loans.

The Company’s effective tax rate for the first nine months of fiscal 2010 was 35.3%, compared to 34.0% for the same period last year. The tax rate for the first nine months of fiscal 2010 reflected the favorable impact of adjustments totaling $656,000 in income tax expense related to changes in the estimated tax accruals for the closure of open tax periods.  The nine-month period ended June 30, 2009 included the favorable impact of a $1.2 million reduction in income tax expense related to the Company’s ability to utilize a tax loss carryover in Europe and changes in the estimated tax accruals for open tax periods.  Excluding these adjustments in fiscal 2010 and 2009, the effective tax rate for the first nine months of fiscal 2010 was 36.1%, compared to 35.9% for the fiscal year ended September 30, 2009.  The difference between the Company's effective tax rate and the Federal statutory rate of 35.0% primarily reflected the impact of state and foreign income taxes.

Net income attributable to noncontrolling interests in the first nine months of fiscal 2010 was $1.8 million, compared to $819,000 for the same period in fiscal 2009.  The increase primarily related to the improvement in operating results for Saueressig.

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

Liquidity and Capital Resources:

Net cash provided by operating activities was $83.5 million for the nine months ended June 30, 2010, compared to $69.5 million for the first nine months of fiscal 2009.  Operating cash flow for both periods primarily reflected net income adjusted for depreciation, amortization and stock-based compensation expense, partially offset by decreases in deferred taxes.

Cash used in investing activities was $40.0 million for the nine months ended June 30, 2010, compared to $18.7 million for the nine months ended June 30, 2009.  Investing activities for the first nine months of fiscal 2010 primarily included capital expenditures of $11.1 million, payments (net of cash acquired) of $28.2 million for acquisitions and net purchases of investments of $860,000.  Investing activities for the first nine months of fiscal 2009 primarily included capital expenditures of $11.6 million, acquisition-related payments of $4.8 million, purchases of investments of $2.6 million and proceeds from the disposal of assets of $311,000.

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

Cash used in financing activities for the nine months ended June 30, 2010 was $35.0 million, primarily reflecting net repayments of long-term debt of $8.3 million, purchases of treasury stock of $20.9 million, proceeds of $749,000 from the sale of treasury stock (stock option exercises), payment of dividends of $6.3 million to the Company's shareholders and distributions of $234,000 to noncontrolling interests.  Cash used in financing activities for the nine months ended June 30, 2009 was $45.6 million, reflecting net repayments of long-term debt of $11.2 million, purchases of treasury stock of $27.3 million, proceeds of $1.1 million from the sale of treasury stock (stock option exercises), payment of dividends of $6.1 million to the Company's shareholders and distributions of $2.3 million to minority interests.

The Company has a domestic Revolving Credit Facility with a syndicate of financial institutions.  The maximum amount of borrowings available under the facility is $225.0 million and the facility’s maturity is September 2012. Borrowings under the facility bear interest at LIBOR plus a factor ranging from .40% to .80% based on the Company’s leverage ratio.  The leverage ratio is defined as net indebtedness divided by EBITDA (earnings before interest, taxes, depreciation and amortization).  The Company is required to pay an annual commitment fee ranging from .15% to .25% (based on the Company’s leverage ratio) of the unused portion of the facility.  The Revolving Credit Facility requires the Company to maintain certain leverage and interest coverage ratios.  A portion of the facility (not to exceed $20.0 million) is available for the issuance of trade and standby letters of credit.  Outstanding borrowings on the Revolving Credit Facility at June 30, 2010 and September 30, 2009 were $183.0 million and $177.5 million, respectively.  The weighted-average interest rate on outstanding borrowings at June 30, 2010 and 2009 was 2.94% and 3.95%, respectively.

The Company has entered into the following interest rate swaps:

Date	Initial Amount	Fixed Interest Rate	Interest Rate Spread at June 30, 2010	Maturity Date
September 2007	$25 million	4.77%	.60%	September 2012
May 2008	40 million	3.72%	.60%	September 2012
October 2008	20 million	3.21%	.60%	October 2010
October 2008	20 million	3.46%	.60%	October 2011

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

The fair value of the interest rate swaps reflected an unrealized loss of $4.8 million ($2.9 million after tax) at June 30, 2010 that is included in shareholders’ equity as part of accumulated other comprehensive income.  Assuming market rates remain constant with the rates at June 30, 2010, approximately $1.6 million of the $2.9 million loss included in accumulated other comprehensive income is expected to be recognized in earnings as interest expense over the next twelve months.

The Company, through certain of its German subsidiaries, has a credit facility with a European bank for borrowings up to 25.0 million Euros ($30.6 million).  Outstanding borrowings under the credit facility totaled 12.5 million Euros ($15.3 million) and 18.0 million Euros ($26.3 million) at June 30, 2010 and September 30, 2009, respectively.  The weighted-average interest rate on outstanding borrowings under this facility at June 30, 2010 and 2009 was 1.58% and 2.74%, respectively.

The Company, through its German subsidiary, Saueressig, has several loans with various European banks.  Outstanding borrowings under these loans totaled 8.7 million Euros ($10.7 million) and 10.0 million Euros ($14.7 million) at June 30, 2010 and September 30, 2009, respectively.  The weighted-average interest rate on outstanding borrowings of Saueressig at June 30, 2010 and 2009 was 6.05% and 5.84%, respectively.

The Company, through its wholly-owned subsidiary, Matthews International S.p.A., has several loans with various Italian banks.  Outstanding borrowings on these loans totaled 10.0 million Euros ($12.3 million) and 12.2 million Euros ($18.0 million) at June 30, 2010 and September 30, 2009, respectively.  Matthews International S.p.A. also has three lines of credit totaling approximately 8.4 million Euros ($10.2 million) with the same Italian banks.  Outstanding borrowings on these lines were 3.2 million Euros ($3.9 million) and 2.0 million Euros ($2.9 million) at June 30, 2010 and September 30, 2009, respectively.  The weighted-average interest rate on outstanding borrowings of Matthews International S.p.A. at June 30, 2010 and 2009 was 3.61% and 3.80%, respectively.

The Company has a stock repurchase program, which was initiated in 1996.  Under the program, the Company's Board of Directors had authorized the repurchase of a total of 12,500,000 shares of Matthews common stock.  On January 22, 2010, the Company announced that its Board of Directors approved an additional 2,500,000 shares to the Company’s repurchase authorization, increasing the total authorization to 15,000,000 shares.  As of June 30, 2010, 2,085,778 shares remained to be purchased under the current authorization. The buy-back program is designed to increase shareholder value, enlarge the Company's holdings of its common stock, and add to earnings per share.  Repurchased shares may be retained in treasury, utilized for acquisitions, or reissued to employees or other purchasers, subject to the restrictions of the Company’s Articles of Incorporation.

Consolidated working capital of the Company was $168.1 million at June 30, 2010, compared to $173.1 million at September 30, 2009.  Cash and cash equivalents were $56.0 million at June 30, 2010, compared to $57.7 million at September 30, 2009.  The Company's current ratio was 2.1 at June 30, 2010, compared to 2.3 at September 30, 2009.

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

At June 30, 2010, an accrual of approximately $6.9 million had been recorded for environmental remediation (of which $836,000 was classified in other current liabilities), representing management's best estimate of the probable and reasonably estimable costs of the Company's known remediation obligations.  The accrual, which reflects previously established reserves assumed with the acquisition of York and additional reserves recorded as a purchase accounting adjustment, does not consider the effects of inflation and anticipated expenditures are not discounted to their present value.  Changes in the accrued environmental remediation obligation from the prior fiscal year reflect payments charged against the accrual.  While final resolution of these contingencies could result in costs different than current accruals, management believes the ultimate outcome will not have a significant effect on the Company's consolidated results of operations or financial position.

Acquisitions:

Acquisition spending, net of cash acquired, during the nine months ended June 30, 2010 totaled $28.2 million, and primarily included the following:

In April 2010, the Company acquired Reynoldsville Casket Company, a manufacturer and distributor of caskets primarily in the Northeast region of the United States.   The purchase price for the acquisition was $13.6 million plus additional consideration up to $3.5 million contingent on operating performance over the next three years.  Reynoldsville reported sales of approximately $13.0 million in calendar 2009.

In March 2010, the Company acquired an 80% interest in Furnace Construction Cremators Limited, (“FCC”), a manufacturer of cremation equipment located in the United Kingdom.  The acquisition was designed to expand the Company’s global presence in the European cremation markets.

 In February 2010, the Company acquired A.J. Distribution, Inc. (“A.J. Distribution”), a distributor of primarily York brand caskets in the Northwest region of the United States.  The transaction was structured as an asset purchase and was intended to expand the Company’s casket distribution capabilities in the Northwestern United States.

In December 2009, the Company acquired UMP, primarily a supplier of granite memorial products and caskets in the West region of the United States. UMP reported sales of approximately $11.0 million in calendar 2009.  The transaction was structured as an asset purchase and was designed to extend Matthews’ presence in the broad granite market. The purchase price for the acquisition is $10.0 million, plus additional consideration of up to $3.5 million payable over five years.

In connection with its acquisition of a 78% interest in Saueressig, the Company entered into an option agreement related to the remaining 22% interest.  The option agreement contained certain put and call provisions for the purchase of the remaining 22% interest in future years at a price to be determined by a specified formula based on future operating results of Saueressig.  During the third fiscal quarter of 2010, the Company reached an agreement to purchase the remaining 22% interest in Saueressig for 17.4 million Euros in October 2011.  The Company has included the purchase price of 17.4 million Euros ($21.3 million) as a part of noncontrolling interests in the shareholders’ equity section of the Consolidated Balance Sheet as of June 30, 2010.

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

One of the most significant factors affecting fiscal 2010 results is the condition of the domestic and global economies, including the recent volatility of foreign currency exchange rates.  Additionally, pension expense will increase by approximately $5.2 million in fiscal 2010 compared to fiscal 2009 as a result of the market’s impact on plan assets and the valuation of the pension obligation as of September 30, 2009.  With these challenges, each of the Company’s segments continues to emphasize the importance of cost structure relative to revenue run rates.

In November 2009, the Company indicated that, despite the increase in fiscal 2010 pension expense, fiscal 2010 earnings were expected to be relatively consistent with fiscal 2009 earnings, excluding unusual items.  Based on the Company’s year-to-date results through June 30, 2010 and current projections for the remainder of the fiscal year, the Company is now projecting its earnings for fiscal 2010 to be slightly ahead of its original estimates.  The Company continues to remain cautious given the continued decline in casketed death rates, uncertain economic conditions and the recent volatility in the value of the Euro.

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

LONG-TERM CONTRACTUAL OBLIGATIONS AND COMMITMENTS:

The following table summarizes the Company’s contractual obligations at June 30, 2010, and the effect such obligations are expected to have on its liquidity and cash flows in future periods.

	Payments due in fiscal year:
		2010			After
	Total	Remainder	2011 to 2012	2013 to 2014	2014
Contractual Cash Obligations:	(Dollar amounts in thousands)
Revolving credit facilities	$198,286	$-	$198,286	$-	$-
Notes payable to banks	24,863	1,214	11,149	8,260	4,240
Short-term borrowings	3,879	3,879	-	-	-
Capital lease obligations	4,478	804	3,319	355	-
Non-cancelable operating leases	18,970	2,412	11,582	4,197	779
Other	1,163	1,163	-	-	-

Total contractual cash obligations	$251,639	$9,472	$224,336	$12,812	$5,019

A significant portion of the loans included in the table above bear interest at variable rates. At June 30, 2010, the weighted-average interest rate was 2.94% on the Company’s domestic Revolving Credit Facility, 1.58% on the credit facility through the Company’s German subsidiaries, 3.61% on bank loans to the Company’s wholly-owned subsidiary, Matthews International S.p.A, and 6.05% on bank loans to the Company’s subsidiary, Saueressig.

Benefit payments under the Company’s principal retirement plan are made from plan assets, while benefit payments under the supplemental retirement plan and postretirement benefit plan are funded from the Company’s operating cash.  The Company is not required to make any significant contributions to its principal retirement plan in fiscal 2010.  During the nine months ended June 30, 2010, contributions of $579,000 and $672,000 were made under the supplemental retirement plan and postretirement plan, respectively.  The Company currently anticipates contributing an additional $193,000 and $379,000 under the supplemental retirement plan and postretirement plan, respectively, for the remainder of fiscal 2010.

In connection with its acquisition of a 78% interest in Saueressig, the Company entered into an option agreement related to the remaining 22% interest.  The option agreement contained certain put and call provisions for the purchase of the remaining 22% interest in future years at a price to be determined by a specified formula based on future operating results of Saueressig.  During the third fiscal quarter of 2010, the Company reached an agreement to purchase the remaining 22% interest in Saueressig for 17.4 million Euros in October 2011.

Unrecognized tax benefits are positions taken, or expected to be taken, on an income tax return that may result in additional payments to tax authorities.  If a tax authority agrees with the tax position taken, or expected to be taken, or the applicable statute of limitations expires, then additional payments will not be necessary.  The Company had unrecognized tax benefits, excluding penalties and interest, of approximately $3.3 million and $3.6 million at June 30, 2010 and September 30, 2009, respectively.  The timing of potential future payments related to the unrecognized tax benefits is not presently determinable.

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

Interest Rates - The Company’s most significant long-term debt instrument is the domestic Revolving Credit Facility, as amended, which bears interest at variable rates based on LIBOR.  The Company has entered into interest rate swaps as listed under “Liquidity and Capital Resources”.  The interest rate swaps have been designated as cash flow hedges of the future variable interest payments under the Revolving Credit Facility which are considered probable of occurring.  Based on the Company’s assessment, all the critical terms of each of the hedges matched the underlying terms of the hedged debt and related forecasted interest payments, and as such, these hedges were considered highly effective.  The fair value of the interest rate swaps reflected an unrealized loss of $4.8 million ($2.9 million after tax) at June 30, 2010 that is included in equity as part of accumulated other comprehensive income.  A decrease of 10% in market interest rates (e.g. a decrease from 5.0% to 4.5%) would result in an increase of approximately $521,000 in the fair value liability of the interest rate swaps.

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

Foreign Currency Exchange Rates - The Company is subject to changes in various foreign currency exchange rates, including the Euro, British Pound, Canadian dollar, Australian dollar, Swedish Krona, Chinese Yuan, Hong Kong dollar and Polish Zloty, in the conversion from local currencies to the U.S. dollar of the reported financial position and operating results of its non-U.S. based subsidiaries.  A strengthening of the U. S. dollar of 10% would have resulted in a decrease in reported sales of $22.7 million and a decrease in reported operating income of $2.7 million for the nine months ended June 30, 2010.

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

Management, under the supervision and with the participation of our Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures in effect as of June 30, 2010. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2010, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that material information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, and that such information is recorded, summarized and properly reported within the appropriate time period, relating to the Company and its consolidated subsidiaries, required to be included in the Exchange Act reports, including this Quarterly Report on Form 10-Q.

There have been no changes in the Company’s internal controls over financial reporting that occurred during the fiscal quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2.                      Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Stock Repurchase Plan

The Company has a stock repurchase program, which was initiated in 1996.  Under the program, the Company's Board of Directors had authorized the repurchase of a total of 12,500,000 shares of Matthews common stock. On January 22, 2010, the Company announced that its Board of Directors approved the continuation of its stock repurchase program and increased the total authorization for stock repurchases by an additional 2,500,000 shares, increasing the total authorization to 15,000,000 shares.  As of June 30, 2010, 2,085,778 shares remained to be purchased under the current authorization.  All purchases of the Company’s common stock during the first nine months of fiscal 2010 were part of the repurchase program.

The following table shows the monthly fiscal 2010 stock repurchase activity:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced plan	Maximum number of shares that may yet be purchased under the plan

October 2009	-	$ -	-	220,078
November 2009	65,000	35.50	65,000	155,078
December 2009	81,636	34.73	81,636	73,442
January 2010	6,475	34.05	6,475	2,566,967
February 2010	66,708	32.42	66,708	2,500,259
March 2010	52,056	35.73	52,056	2,448,203
April 2010	45,000	35.66	45,000	2,403,203
May 2010	97,200	33.15	97,200	2,306,003
June 2010	220,225	30.55	220,225	2,085,778
Total	634,300	$33.01	634,300

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit
	10.1	Sale and Purchase and Transfer Agreement Regarding the Sale and Purchase and Transfer of a Partnership Interest in Saueressig GMBH + Co. KG
	31.1	Certification of Principal Executive Officer for Joseph C. Bartolacci
	31.2	Certification of Principal Financial Officer for Steven F. Nicola
	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Joseph C. Bartolacci
	32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Steven F. Nicola

(b)	Reports on Form 8-K

On April 23, 2010, Matthews filed a Current Report on Form 8-K under Item 2.02 in connection with a press release announcing its earnings for the second fiscal quarter of 2010.

On April 12, 2010, Matthews filed a Current Report on Form 8-K under Item 7.01 in connection with a press release announcing its acquisition of Reynoldsville Casket Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATTHEWS INTERNATIONAL CORPORATION
(Registrant)

Date: August 4, 2010	/s/ Joseph C. Bartolacci
Joseph C. Bartolacci, President
and Chief Executive Officer

Date: August 4, 2010	/s/ Steven F. Nicola
Steven F. Nicola, Chief Financial Officer,
Secretary and Treasurer