Form 10-K
period 2010-09-30
MATTHEWS INTERNATIONAL CORP
filed 2010-11-23
CIK 63296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2010
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

The aggregate market value of the Class A Common Stock outstanding and held by non-affiliates of the registrant, based upon the closing sale price of the Class A Common Stock on the NASDAQ Global Select Market System on March 31, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $871 million.

As of October 31, 2010, shares of common stock outstanding were: Class A Common Stock 29,480,063 shares

Documents incorporated by reference: Specified portions of the Proxy Statement for the 2011 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

The index to exhibits is on pages 75-76.

PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION:

Any forward-looking statements contained in this Annual Report on Form 10-K (specifically those contained in Item 1, "Business", Item 1A, “Risk Factors” and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations") are included in this report pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements involve known and unknown risks and uncertainties that may cause the actual results of Matthews International Corporation (“Matthews” or the “Company”) in future periods to be materially different from management's expectations.  Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove correct.  Factors that could cause the Company's results to differ materially from the results discussed in such forward-looking statements principally include changes in domestic or international economic conditions, changes in foreign currency exchange rates, changes in the cost of materials used in the manufacture of the Company’s products, changes in death rates, changes in product demand or pricing as a result of consolidation in the industries in which the Company operates, changes in product demand or pricing as a result of domestic or international competitive pressures, unknown risks in connection with the Company's acquisitions and technological factors beyond the Company's control.  In addition, although the Company does not have any customers that would be considered individually significant to consolidated sales, changes in the distribution of the Company’s products or the potential loss of one or more of the Company’s larger customers are also considered risk factors.

ITEM 1. BUSINESS.

Matthews, founded in 1850 and incorporated in Pennsylvania in 1902, is a designer, manufacturer and marketer principally of memorialization products and brand solutions.  Memorialization products consist primarily of bronze and granite memorials and other memorialization products, caskets and cremation equipment for the cemetery and funeral home industries.  Brand solutions include graphics imaging products and services, marking products, and merchandising solutions. The Company's products and operations are comprised of six business segments:  Bronze, Casket, Cremation, Graphics Imaging, Marking Products and Merchandising Solutions.  The Bronze segment is a leading manufacturer of cast bronze and granite memorials and other memorialization products, cast and etched architectural products and is a leading builder of mausoleums in the United States.  The Casket segment is a leading casket manufacturer and distributor in North America and produces a wide variety of wood and metal caskets.  The Cremation segment is a leading designer and manufacturer of cremation equipment and cremation caskets primarily in North America. The Graphics Imaging segment manufactures and provides brand solutions, printing plates, gravure cylinders, pre-press services and imaging services for the primary packaging and corrugated industries.  The Marking Products segment designs, manufactures and distributes a wide range of marking and coding equipment and consumables, and industrial automation products for identifying, tracking and conveying various consumer and industrial products, components and packaging containers.  The Merchandising Solutions segment designs and manufactures merchandising displays and systems and provides creative merchandising and marketing solutions services.

At October 31, 2010, the Company and its majority-owned subsidiaries had approximately 4,900 employees.  The Company's principal executive offices are located at Two NorthShore Center, Pittsburgh, Pennsylvania 15212, its telephone number is
(412) 442-8200 and its internet website is www.matw.com.  The Company files all required reports with the Securities and Exchange Commission (“SEC”) in accordance with the Exchange Act.  These reports are available free of charge on the Company’s website as soon as practicable after being filed or furnished to the SEC. The reports filed with the SEC are also available to read and copy at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 or by contacting the SEC at 1-800-732-0330.  All reports filed with the SEC can be found on its website at www.sec.gov.

The following table sets forth reported sales and operating profit for the Company's business segments for the past three fiscal years.  Detailed financial information relating to business segments and to domestic and international operations is presented in Note 16 (“Segment Information”) to the Consolidated Financial Statements included in Part II of this Annual Report on Form 10-K.

ITEM 1.                      BUSINESS, continued

	Years Ended September 30,
	2010		2009		2008
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Sales to unaffiliated customers:
Memorialization:
Bronze	$224,247	27.3%	$215,934	27.7%	$243,063	29.7%
Casket	210,279	25.6	203,247	26.0	219,792	26.8
Cremation	39,356	4.8	30,909	4.0	26,665	3.3
	473,882	57.7	450,090	57.7	489,520	59.8
Brand Solutions:
Graphics Imaging	239,957	29.2	234,966	30.1	203,703	24.9
Marking Products	51,069	6.2	42,355	5.4	60,031	7.3
Merchandising Solutions	56,921	6.9	53,497	6.8	65,369	8.0
	347,947	42.3	330,818	42.3	329,103	40.2
Total	$821,829	100.0%	$780,908	100.0%	$818,623	100.0%

Operating profit:
Memorialization:
Bronze	$56,167	48.2%	$57,598	57.0%	$71,576	53.8%
Casket	26,242	22.5	17,716	17.5	23,339	17.6
Cremation	4,910	4.2	5,036	5.0	5,474	4.1
	87,319	74.9	80,350	79.5	100,389	75.5
Brand Solutions:
Graphics Imaging	21,077	18.1	19,217	19.0	18,617	14.0
Marking Products	5,817	5.0	1,500	1.5	9,137	6.9
Merchandising Solutions	2,368	2.0	(56)	-	4,809	3.6
	29,262	25.1	20,661	20.5	32,563	24.5
Total	$116,581	100.0%	$101,011	100.0%	$132,952	100.0%

In fiscal 2010, approximately 64% of the Company's sales were made from the United States, and 32%, 2%, 1% and 1% were made from Europe, Canada, Australia and Asia, respectively. For further information on Segments, see Note 16 (“Segment Information”) in Item 8  “Financial Statements and Supplementary Data” on pages 61 and 62 of this report. Bronze segment products are sold throughout the world with the segment's principal operations located in the United States, Europe, Canada, and Australia.  Casket segment products are primarily sold in North America. Cremation segment products and services are sold primarily in North America, Europe, Asia, and Australia.  Products and services of the Graphics Imaging segment are sold primarily in Europe, the United States and Asia.  The Marking Products segment sells equipment and consumables directly to industrial consumers and distributors in the United States and internationally through the Company's subsidiaries in Canada, Sweden and China, and through other foreign distributors.  Matthews owns a minority interest in Marking Products distributors in Asia, Australia and Europe.  Merchandising Solutions segment products and services are sold principally in the United States.

ITEM 1.	BUSINESS, continued

MEMORIALIZATION PRODUCTS AND MARKETS:

Bronze:

The Bronze segment manufactures and markets a full line of memorialization products used primarily in cemeteries.  The segment's products, which are sold principally in the United States, Europe, Canada and Australia, include cast bronze memorials, granite memorials and other memorialization products.  The segment also manufactures and markets architectural products that are produced from bronze, aluminum and other metals, which are used to identify or commemorate people, places, events and accomplishments.

Memorial products, which comprise the majority of the Bronze segment's sales, include flush bronze and granite memorials, upright granite memorials and monuments, cremation memorialization products, granite benches, flower vases, crypt plates and letters, cremation urns, niche units, cemetery features and statues, along with other related products and services. Flush bronze memorials are bronze plaques which contain personal information about a deceased individual (such as name, birth date, and death date), photos and emblems.  Flush bronze and granite memorials are even or "flush" with the ground and therefore are preferred by many cemeteries for easier mowing and general maintenance.  The segment's memorial products also include community and family mausoleums.  Matthews is a leading builder of mausoleums within North America.  In addition, the segment’s other memorial products include bronze plaques, letters, emblems, vases, lights and photoceramics that can be affixed to granite monuments, mausoleums, crypts and flush memorials.  Principal customers for memorial products are cemeteries and memorial parks, which in turn sell the Company's products to the consumer.

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

The Bronze segment manufactures a full line of memorial products for cremation, including urns in a variety of sizes, styles and shapes as well as standard and custom designed granite cremation pedestals and benches.  The segment also manufactures bronze and granite niche units, which are comprised of numerous compartments used to display cremation urns in mausoleums and churches.  In addition, the Company also markets turnkey cremation gardens, which include the design and all related products for a cremation memorial garden. As part of the Memorialization group, the segment works with casket and cremation segments to provide a total solution to customers that own and operate businesses in both the cemetery and funeral home markets.

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

Raw materials used by the Bronze segment consist principally of bronze and aluminum ingot, granite, sheet metal, coating materials, photopolymers and construction materials and are generally available in adequate supply.  Ingot is obtained from various North American, European and Australian smelters.

Competition from other cemetery product manufacturers is on the basis of reputation, product quality, delivery, price, and design availability. The Company believes that its superior quality, broad product lines, innovative designs, delivery capability, customer responsiveness, experienced personnel and consumer-oriented merchandising systems are competitive advantages in its markets.  Competition in the mausoleum construction industry includes various construction companies throughout North America and is on the basis of design, quality and price.  Competitors in the architectural market are numerous and include companies that manufacture cast and painted signs, plastic materials, sand-blasted wood and other fabricated products.

ITEM 1.                      BUSINESS, continued

Casket:

The Casket segment is a leading manufacturer and distributor of caskets and other funeral home products in North America.  The segment produces two types of caskets: metal and wood.  Caskets can be customized with many different options such as color, interior design, handles and trim in order to accommodate specific religious, ethnic or other personal preferences. The segment also markets other funeral home products such as urns, jewelry, stationery and other funeral home products and supplies. The segment offers individually personalized caskets and urns through the Company-owned distribution network.

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

The segment provides product and service assortment planning and merchandising and display products to funeral service businesses. These products assist funeral service professionals in providing information, value and satisfaction to their client families.

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

The segment markets its casket products in the United States through a combination of Company-owned and independent casket distribution facilities.  The Company operates approximately 60 distribution centers in the United States.  Over 85% of the segment’s casket products are currently sold through Company-owned distribution centers.  As part of the Memorialization group, the segment works with bronze and cremation segments to provide a total solution to customers that own and operate businesses in both the cemetery and funeral home markets.

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

ITEM 1.	BUSINESS, continued

Cremation:

The Cremation segment has four principal products and services: cremation equipment, cremation caskets, equipment service and supplies, and cremation urns and memorial products.  The Cremation segment also provides environmental systems (such as emissions filtration units and bio-mass incinerators), crematory operations and management services, and cremation columbarium and niche units.

Cremation equipment consists primarily of traditional flame-based systems for cremation of humans and pets, as well as equipment for processing the cremated remains and other related equipment such as handling equipment (ventilated work stations, tables, cooler racks, vacuums).  Cremation equipment also includes water-based bio-cremation systems. The principal markets for these products are funeral homes, cemeteries, crematories, pet crematories, animal disposers and veterinarians.  These products are marketed primarily within North America, Europe, Australia and Asia.

Cremation casket products include five primary types: Cloth-covered wood, cloth-covered cardboard, veneer-covered wood, veneer-covered cardboard and basic corrugated containers. These caskets appeal primarily to cremation families, the environmentally concerned and value buyers.  The principal market for these products is funeral homes.  These products are marketed through company-owned distribution centers operated by the Casket segment, and independent distributors.

Crematory service and supplies consist of preventative maintenance and “at need” service work performed on various makes and models of cremation equipment. This work can be as simple as replacing defective bulbs or as complex as complete reconstruction and upgrading or retro-fitting on site. The principal markets for these services are the owners and operators of cremation equipment. Cremation supplies are consumable items associated with the cremation operations. Supplies could include operator safety equipment, identification discs, and combustible roller tubes.

Cremation urns and memorialization products include urns which support various forms of memorialization (burial, niche, scattering, and home décor). Merchandise includes any other family related products such as cremation jewelry, mementos, remembrance products and other assorted at-need merchandise.

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

Historically, the segment's cremation casket operations have experienced seasonal variations. Generally, sales are higher in the second quarter and lower in the fourth quarter of each fiscal year. These fluctuations are due in part to the seasonal variance in the U. S. death rate, with a greater number of deaths generally occurring in cold weather months.

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

The Graphics Imaging segment is one of several manufacturers of printing plates and cylinders and providers of pre-press services with an international presence.  The segment competes in a fragmented industry consisting of a few multi-plant regional printing form suppliers and a large number of local single-facility companies located across Europe and the United States.  The combination of the Company's Graphics Imaging business in Europe, the United States and Asia is an important part of Matthews’ strategy to become a worldwide leader in the graphics industry and service multinational customers on a global basis.  Competition is on the basis of product quality, timeliness of delivery and price.  The Company differentiates itself from the competition by consistently meeting these customer demands, its ability to service customers both nationally and globally, and its ability to provide value-added services.

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

The segment’s industrial automation products are based upon embedded control architecture to create innovative custom solutions that address specific customer requirements.  Some of the industries for which products are produced include oil exploration, material handling and security scanning.  Material handling industry customers include some of the largest automated assembly and mail sorting companies in the United States.

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

A portion of the segment's sales are outside the United States and are distributed through the Company's subsidiaries in Canada, Sweden, Germany and China in addition to other international distributors.  Matthews owns a minority interest in distributors in Asia, Australia and Europe.

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

Competition for marking products is based on product performance, integration into the manufacturing process, service and price.  The Company normally competes with specialty companies in specific brand marking solutions and traceability applications.  The Company believes that, in general, it offers one of the broadest lines of marking products to address a wide variety of marking applications.

ITEM 1.	BUSINESS, continued

Merchandising Solutions:

The Merchandising Solutions segment provides merchandising and printing solutions for brand owners and retailers.  The segment designs, manufactures and installs merchandising and display systems, and provides total turnkey project management services.  The segment also provides creative merchandising and marketing solutions services.

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

BACKLOG:

Because the nature of the Company's Bronze, Graphics Imaging and Merchandising Solutions businesses are primarily custom products made to order with short lead times, backlogs are not generally material except for mausoleums in the Bronze segment and engineered equipment projects in the Graphics Imaging segment. Backlogs vary in a range of approximately one year of sales for mausoleums. Backlogs for the Casket segment and the cremation casket businesses are not material. Cremation equipment sales backlogs vary in a range of eight to ten months of sales.  Backlogs generally vary in a range of up to four weeks of sales in the Marking Products segment.  The Company’s backlog is expected to be substantially filled in fiscal 2011.

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

At September 30, 2010, an accrual of approximately $6.8 million had been recorded for environmental remediation (of which $828,000 was classified in other current liabilities), representing management's best estimate of the probable and reasonably estimable costs of the Company's known remediation obligations.  The accrual does not consider the effects of inflation and anticipated expenditures are not discounted to their present value.  While final resolution of these contingencies could result in costs different than current accruals, management believes the ultimate outcome will not have a significant effect on the Company's consolidated results of operations or financial position.

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

Uncertainty about current global economic conditions poses a risk, as consumers and businesses may continue to postpone or cancel spending.  Other factors that could influence customer spending include energy costs, conditions in the credit markets, consumer confidence and other factors affecting consumer spending behavior.  These and other economic factors could have an effect on demand for the Company’s products and services and negatively impact the Company’s financial condition and results of operations.

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

The Company has standard selling price structures (i.e., list prices) in several of its segments, which are reviewed for adjustment generally on an annual basis.  In addition, the Company has established pricing terms with several of its customers through contracts or similar arrangements.  Based on competitive market conditions and to the extent that the Company has established pricing terms with customers, the Company’s ability to immediately increase the price of its products to offset the increased costs may be limited.  Significant raw material price increases that cannot be mitigated by selling price increases or productivity improvements will negatively affect the Company’s results of operations.

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

Changes in the Distribution of the Company’s Products or the Loss of a Large Customer. Although the Company does not have any customer that is considered individually significant to consolidated sales, it does have contracts with several large customers in both the Memorialization and Brand Solutions businesses.  While these contracts provide important access to large purchasers of the Company’s products, they can obligate the Company to sell products at contracted prices for extended periods of time.  Additionally, any significant divestiture of business properties or operations by current customers could result in a loss of business if the Company is not able to maintain the business with the subsequent owners of the properties.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2. PROPERTIES.

Principal properties of the Company and its majority-owned subsidiaries as of October 31, 2010 were as follows (properties are owned by the Company except as noted):

Location	Description of Property
Bronze:
Pittsburgh, PA	Manufacturing / Division Offices
Kingwood, WV	Manufacturing
Melbourne, Australia	Manufacturing	(1)
Monterrey, Mexico Parma, Italy	Manufacturing Manufacturing / Warehouse	(1) (1)
Searcy, AR	Manufacturing
Whittier, CA	Manufacturing	(1)

Casket (2):
Monterrey, Mexico	Manufacturing	(1)
Richmond, IN	Manufacturing	(1)
Richmond, IN	Manufacturing / Metal Stamping
Richmond, IN	Injection Molding	(1)
York, PA	Manufacturing

Cremation:
Apopka, FL	Manufacturing / Division Offices
Richmond, IN	Manufacturing	(1)
Manchester, England Udine, Italy	Manufacturing Manufacturing	(1) (1)
Graphics Imaging:
Pittsburgh, PA	Manufacturing / Division Offices
Julich, Germany	Manufacturing / Division Offices
Atlanta, GA	Manufacturing
Beverly, MA	Manufacturing	(1)
Bristol, England	Manufacturing
Goslar, Germany	Manufacturing	(1)
Leeds, England	Manufacturing	(1)
Monchengladbach, Germany	Manufacturing
Munich, Germany	Manufacturing	(1)
Nuremberg, Germany	Manufacturing	(1)
Oakland, CA	Manufacturing	(1)
Poznan, Poland	Manufacturing
St. Louis, MO	Manufacturing
Shenzhen, China	Manufacturing	(1)
Vienna, Austria	Manufacturing	(1)
Vreden, Germany	Manufacturing
Wan Chai, Hong Kong	Manufacturing	(1)

Marking Products:
Pittsburgh, PA	Manufacturing / Division Offices
Gothenburg, Sweden	Manufacturing / Distribution	(1)
Tualatin, OR	Manufacturing	(1)
Beijing, China	Manufacturing	(1)

ITEM 2.	PROPERTIES, continued

Location	Description of Property

Merchandising Solutions:
East Butler, PA	Manufacturing / Division Offices
Portland, OR	Sales Office

Corporate Office:
Pittsburgh, PA	General Offices

(1)	These properties are leased by the Company under operating lease arrangements. Rent expense incurred by the Company for all leased facilities was approximately $13.0 million in fiscal 2010.
(2)	In addition to the properties listed, the Casket division leases warehouse facilities totaling approximately 900,000 square feet in 25 states under operating leases.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the Company's security holders during the fourth quarter of fiscal 2010.

OFFICERS AND EXECUTIVE MANAGEMENT OF THE REGISTRANT

The following information is furnished with respect to officers and executive management as of October 31, 2010:

Name	Age	Positions with Registrant

Joseph C. Bartolacci	50	President and Chief Executive Officer

David F. Beck	58	Vice President and Controller

Jennifer A. Ciccone	43	Vice President, Human Resources

James P. Doyle	59	Group President, Memorialization

Brian J. Dunn	53	Group President, Brand Solutions

Steven F. Nicola	50	Chief Financial Officer, Secretary and Treasurer

Paul F. Rahill	53	President, Cremation Division

Franz J. Schwarz	62	President, Graphics Europe

Brian D. Walters	41	Vice President and General Counsel

Joseph C. Bartolacci was appointed President and Chief Executive Officer effective October 1, 2006.  He had been President and Chief Operating Officer since September 1, 2005.  Mr. Bartolacci was elected to the Board of Directors on November 15, 2005.  He had been President, Casket Division since February 2004 and Executive Vice President of Matthews since January 1, 2004.

David F. Beck was appointed Vice President and Controller effective February 18, 2010.  Prior thereto he had been Controller since September 15, 2003.

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

Brian J. Dunn was appointed Group President, Brand Solutions effective February 18, 2010.  Prior thereto, he was appointed Group President, Graphics and Marking Products effective September 1, 2007 and had been President, Marking Products Division prior thereto.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information:

The authorized common stock of the Company consists of 70,000,000 shares of Class A Common Stock, $1 par value.  The Company's Class A Common Stock is traded on the NASDAQ Global Select Market System under the symbol “MATW”.  The following table sets forth the high, low and closing prices as reported by NASDAQ for the periods indicated:

	High	Low	Close
Fiscal 2010:
Quarter ended: September 30, 2010	$36.92	$28.29	$35.36
June 30, 2010	36.58	28.91	29.28
March 31, 2010	37.00	31.33	35.50
December 31, 2009	39.81	33.23	35.43

Fiscal 2009:
Quarter ended: September 30, 2009	$36.79	$28.00	$35.38
June 30, 2009	32.17	27.11	31.12
March 31, 2009	40.52	27.67	28.81
December 31, 2008	51.05	32.30	36.68

The Company has a stock repurchase program.  Under the current authorization, the Company's Board of Directors has authorized the repurchase of a total of 2,500,000 shares of Matthews’ common stock under the program, of which 850,095 shares had been repurchased as of September 30, 2010.  The buy-back program is designed to increase shareholder value, enlarge the Company's holdings of its common stock, and add to earnings per share.  Repurchased shares may be retained in treasury, utilized for acquisitions, or reissued to employees or other purchasers, subject to the restrictions of the Company’s Restated Articles of Incorporation.

All purchases of the Company’s common stock during fiscal 2010 were part of this repurchase program.

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS, continued

The following table shows the monthly fiscal 2010 stock repurchase activity:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced plan	Maximum number of shares that may yet be purchased under the plan

October 2009	-	$-	-	220,078
November 2009	65,000	35.50	65,000	155,078
December 2009	81,636	34.73	81,636	73,442
January 2010	6,475	34.05	6,475	2,566,967
February 2010	66,708	32.42	66,708	2,500,259
March 2010	52,056	35.73	52,056	2,448,203
April 2010	45,000	35.66	45,000	2,403,203
May 2010	97,200	33.15	97,200	2,306,003
June 2010	220,225	30.55	220,225	2,085,778
July 2010	114,343	31.60	114,343	1,971,435
August 2010	261,400	33.32	261,400	1,710,035
September 2010	60,130	33.93	60,130	1,649,905
Total	1,070,173	$32.99	1,070,173

Holders:

Based on records available to the Company, the number of registered holders of the Company's common stock was 504 at October 31, 2010.

Dividends:

A quarterly dividend of $.08 per share was paid for the fourth quarter of fiscal 2010 to shareholders of record on November 8, 2010. The Company paid quarterly dividends of $.07 per share for the first three quarters of fiscal 2010 and the fourth quarter of fiscal 2009.  The Company paid quarterly dividends of $.065 per share for the first three quarters of fiscal 2009 and the fourth quarter of fiscal 2008.   The Company paid quarterly dividends of $.06 per share for the first three quarters of fiscal 2008 and the fourth quarter of fiscal 2007.

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

Note: Performance graph assumes $100 invested on October 1, 2005 in Matthews International Corporation Common Stock, Standard & Poor's (S&P) 500 Index, S&P MidCap 400 Index and S&P SmallCap 600 Index.  The results are not necessarily indicative of future performance.

ITEM 6. SELECTED FINANCIAL DATA.

	Years Ended September 30,
	2010(1)	2009(2)	2008(3)	2007(4)	2006(5)
	(Amounts in thousands, except per share data)
	(Not Covered by Report of Independent Registered Public Accounting Firm)

Net sales	$821,829	$780,908	$818,623	$749,352	$715,891

Operating profit	116,581	101,011	132,952	111,824	113,884

Interest expense	7,419	12,053	10,405	8,119	6,995

Net income attributable to Matthews shareholders	69,057	57,732	79,484	64,726	66,444

Earnings per common share:
Basic	$2.32	$1.91	$2.57	$2.05	$2.08
Diluted	2.31	1.90	2.55	2.04	2.06

Weighted-average common
shares outstanding:
Basic	29,656	30,245	30,928	31,566	31,999
Diluted	29,898	30,435	31,158	31,680	32,252

Cash dividends per share	$.290	$.265	$.245	$.225	$.205

Total assets	$993,825	$949,653	$914,282	$771,069	$716,090
Long-term debt, non-current	225,256	237,530	219,124	142,273	120,289

(1)	Fiscal 2010 included the favorable effect of an adjustment of $838 to income tax expense primarily related to changes in estimated tax accruals for open tax periods.
(2)
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

(3)
Fiscal 2008 included a reduction in income taxes of $1,882 to reflect the adjustment of net deferred tax liabilities resulting from the enactment of lower statutory income tax rates in certain European countries.

(4)
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

(5)	Fiscal 2006 included a net pre-tax gain of $1,016 which consisted of a pre-tax gain from the sale of a facility, partially offset by a pre-tax charge related to asset impairments and related costs.

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

	Years Ended September 30,			Percentage Change

	2010	2009	2008	2010-2009	2009-2008
Sales	100.0%	100.0%	100.0%	5.2%	(4.6)%
Gross profit	39.3	37.7	39.5	9.7	(8.7)
Operating profit	14.2	12.9	16.2	15.4	(24.0)
Net income attributable to Matthews shareholders	8.4	7.4	9.7	19.6	(27.4)

Comparison of Fiscal 2010 and Fiscal 2009:

Sales for the year ended September 30, 2010 were $821.8 million, compared to $780.9 million for the year ended September 30, 2009.  The increase resulted principally from the impact of acquisitions and higher sales volume in several of the Company’s businesses. For the year ended September 30, 2010, changes in foreign currency values against the U.S. dollar had a favorable impact of approximately $3.9 million on the Company’s consolidated sales compared to fiscal 2009.

In the Memorialization businesses, Bronze segment sales for fiscal 2010 were $224.2 million compared to $215.9 million for fiscal 2009.  The increase primarily reflected the acquisition of United Memorial Products, Inc. (“UMP”), a supplier of granite memorial products and caskets in the West region of the United States.  The increase was partially offset by a decline in bronze memorial unit volume.  Sales for the Casket segment were $210.3 million for fiscal 2010 compared to $203.2 million for fiscal 2009.  The increase resulted principally from the acquisition of several casket businesses, partially offset by lower unit volume.  The decline in sales (excluding acquisitions) for both the Bronze and Casket segments reflected the impact of a decline in the estimated number of casketed deaths compared to the prior year.  Based on available published data, U.S. deaths for the year ended September 30, 2010 were estimated to have declined.  Casketed deaths (non-cremation) were also estimated to have declined from fiscal 2009.  Sales for the Cremation segment were $39.4 million for fiscal 2010 compared to $30.9 million a year ago.  The increase principally resulted from the acquisition of a small manufacturer of cremation equipment in the U.K. and higher sales in the U.S. and European markets.  In the Company’s Brand Solutions businesses, sales for the Graphics Imaging segment in fiscal 2010 were $240.0 million, compared to $235.0 million a year ago.  The increase resulted principally from higher sales by Saueressig GmbH & Co. KG (“Saueressig”) and the impact of the acquisition of a small graphics operation headquartered in Hong Kong in the fourth quarter of fiscal 2009, partially offset by lower sales in the U.S. and U.K. markets. Marking Products segment sales for the year ended September 30, 2010 were $51.1 million, compared to $42.4 million for fiscal 2009.  The increase was principally due to higher unit volume and the acquisition of a small European distributor.  Sales for the Merchandising Solutions segment were $56.9 million for fiscal 2010, compared to $53.5 million a year ago.  The increase was attributable to an increase in project volume in the last six months of fiscal 2010.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS, continued

Gross profit for the year ended September 30, 2010 was $323.4 million, compared to $294.8 million for fiscal 2009.  Consolidated gross profit as a percent of sales increased to 39.3% for fiscal 2010 from 37.7% for fiscal 2009.  Gross profit for fiscal 2009 included unusual charges totaling approximately $9.0 million, consisting of severance and other expenses related to the facility consolidations in the Bronze segment, and costs related to operational and system improvements in several of the Company’s other segments.  The increase in fiscal 2010 consolidated gross profit and gross profit percentage compared to fiscal 2009 also reflected the current year benefit of the fiscal 2009 cost structure changes, particularly in the Saueressig operation and the Casket and Marking Products segments.

Selling and administrative expenses for the year ended September 30, 2010 were $206.8 million, compared to $193.8 million for fiscal 2009.  Consolidated selling and administrative expenses as a percent of sales were 25.2% for the year ended September 30, 2010, compared to 24.8% last year.  The increases in costs and percentage of sales primarily resulted from higher pension expense and the impact of acquisitions.  The increase in pension cost primarily reflected unfavorable changes in the values of plan assets and a reduction in the actuarial discount rate as a result of recent market conditions.  Unusual charges included in selling and administrative expenses totaled $7.5 million for fiscal 2009, and consisted primarily of Saueressig integration costs, increased bad debt expense, termination-related expenses, and costs related to operational and systems improvements.  These unusual charges included consulting fees incurred for assistance in the operational and financial integration of Saueressig into Matthews.  Bad debt expense, particularly in the Casket segment, was significantly higher in fiscal 2009, reflecting economic conditions.  The increase resulted from the deterioration in the aging of outstanding accounts receivable.  Employee termination-related and the other costs in connection with operational and systems improvements primarily reflected the Company’s initiatives as a result of the recession.  The principal objectives of these initiatives were to better align the cost structures of the Company’s businesses with their respective revenue run rates.

Operating profit for fiscal 2010 was $116.6 million, compared to $101.0 million for fiscal 2009.  Operating profit for fiscal 2010 included an increase of approximately $5.2 million in pension cost.  Operating profit for fiscal 2009 included unusual charges of approximately $16.5 million.  Bronze segment operating profit for fiscal 2010 was $56.2 million, compared to $57.6 million for fiscal 2009.  Bronze segment operating profit for fiscal 2009 included unusual charges of approximately $7.2 million, principally relating to facility consolidations.  The decrease in fiscal 2010 operating profit compared to fiscal 2009 reflected lower sales volume (excluding the UMP acquisition) and higher pension cost.  Operating profit for the Casket segment for fiscal 2010 was $26.2 million, compared to $17.7 million for fiscal 2009.  Fiscal 2009 Casket segment operating profit included unusual charges of approximately $2.7 million.  Excluding the impact of the unusual charges in fiscal 2009, Casket segment operating profit for fiscal 2010 increased by $5.8 million, reflecting the benefit of cost structure changes initiated in fiscal 2009 and the impact of recent acquisitions.  Cremation segment operating profit for the year ended September 30, 2010 was $4.9 million, compared to $5.0 million a year ago.  Fiscal 2010 operating profit reflected higher sales and the impact of the recent acquisition of a small cremation equipment manufacturer in the U.K., offset by the impact of an unfavorable change in product mix and higher pension cost.  The Graphics Imaging segment operating profit for fiscal 2010 was $21.1 million, compared to $19.2 million for 2009.  Operating profit in fiscal 2009 included unusual charges of approximately $3.1 million.  Excluding the effect of the unusual charges, operating profit decreased approximately $1.2 million in fiscal 2010 compared to fiscal 2009.  A decline in operating profit in the U.S. graphics operations offset higher operating profit from Saueressig and the impact of the acquisition of a small graphics business headquartered in Hong Kong.  Operating profit for the Marking Products segment for fiscal 2010 was $5.8 million, compared to $1.5 million a year ago.  Marking Products operating profit for fiscal 2009 included unusual charges of approximately $1.9 million.  The increase in year-over-year operating profit, excluding the unusual charges, primarily reflected higher sales and the favorable impact of fiscal 2009 cost structure initiatives.  The Merchandising Solutions segment operating profit was $2.4 million for fiscal 2010, compared to an operating loss of $56,000 for fiscal 2009.  The increase principally reflected the impact of higher sales and fiscal 2009 unusual charges of approximately $1.3 million.

Investment income for the year ended September 30, 2010 was $2.5 million, compared to $2.0 million for the year ended September 30, 2009.  The increase reflected higher average levels of invested funds and improved asset performance.  Interest expense for fiscal 2010 was $7.4 million, compared to $12.1 million last year.  The decrease in interest expense primarily reflected lower interest rates and lower average debt levels.

ITEM 7.                      MANAGEMENT'S DISCUSSION AND ANALYSIS, continued

Other income (deductions), net, for the year ended September 30, 2010 represented a reduction in pre-tax income of $1.3 million, compared to a reduction in pre-tax income of $12,000 in 2009.  The fiscal 2010 reduction in income primarily reflected foreign currency exchange losses on intercompany loans.

The Company's effective tax rate for fiscal 2010 was 35.0%, compared to 34.4% for fiscal 2009. Fiscal 2010 included the favorable impact of adjustments totaling $838,000 in income tax expense primarily related to changes in the estimated tax accruals for open tax periods.  Fiscal 2009 included the favorable impact of adjustments totaling $1.3 million in income tax expense related to the Company’s ability to utilize a tax loss carryover in Europe and changes in the estimated tax accruals for open tax periods.  Excluding the one-time adjustments in both periods, the Company’s effective tax rate was 35.8% for fiscal years 2010 and 2009.  The difference between the Company's effective tax rate and the Federal statutory rate of 35.0% primarily reflected the impact of state and foreign income taxes.

Net income attributable to noncontrolling interest was $2.7 million for fiscal 2010, compared to $1.9 million in fiscal 2009.  The increase primarily related to the improvement in operating results for Saueressig.

Comparison of Fiscal 2009 and Fiscal 2008:

Sales for the year ended September 30, 2009 were $780.9 million, compared to $818.6 million for the year ended September 30, 2008.  Excluding the effects of acquisitions, sales declined in each of the Company’s segments. The impact of the global recession, an estimated lower domestic casketed death rate compared to the prior year and changes in foreign currency values against the U.S. dollar were the principal factors in the reduction in the Company’s consolidated sales.  The declines were partially offset by the acquisition of Saueressig, a manufacturer of gravure printing cylinders, in May 2008 and the acquisition of a small European cremation equipment manufacturer in December 2008.  For the year ended September 30, 2009, changes in foreign currency values against the U.S. dollar had an unfavorable impact of approximately $24.6 million on the Company’s consolidated sales compared to the year ended September 30, 2008.

In the Memorialization businesses, Bronze segment sales for fiscal 2009 were $215.9 million compared to $243.1 million for fiscal 2008.  The decrease primarily reflected a decline in unit volume and decreases in the value of foreign currencies against the U.S. dollar.  Sales for the Casket segment were $203.2 million for fiscal 2009 compared to $219.8 million for fiscal 2008.  The decrease mainly resulted from lower unit volume and an unfavorable change in product mix.  The decline in sales for both the Bronze and Casket segments reflected the impact of the recession on consumer spending, and a decline in the estimated number of casketed deaths compared to the prior year.  Sales for the Cremation segment were $30.9 million for fiscal 2009 compared to $26.7 million for the prior year.  The increase principally resulted from the acquisition of a small European cremation equipment manufacturer.  In the Company’s Brand Solutions businesses, sales for the Graphics Imaging segment in fiscal 2009 were $235.0 million, compared to $203.7 million in fiscal 2008.  The increase resulted from the inclusion of Saueressig for a full year in fiscal 2009, compared to five months in fiscal 2008.  Excluding this acquisition, sales were lower in this segment as a result of weak economic conditions and a decrease in the values of foreign currencies against the U.S. dollar.  Marking Products segment sales for the year ended September 30, 2009 were $42.4 million, compared to $60.0 million for fiscal 2008.  The decrease was principally due to lower product demand in the U.S. and foreign markets, reflecting a decline in industrial capital spending and lower sales of consumables.  In addition, Marking Products sales were adversely affected by an unfavorable change in the value of foreign currencies against the U.S. dollar.  Sales for the Merchandising Solutions segment were $53.5 million for fiscal 2009, compared to $65.4 million for the prior year.  The decrease was attributable to a decline in volume mainly due to project delays or cancellations by customers, also resulting from the downturn in the U.S. economy.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS, continued

Gross profit for the year ended September 30, 2009 was $294.8 million, compared to $323.0 million for fiscal 2008.  Consolidated gross profit as a percent of sales decreased to 37.7% for fiscal 2009 from 39.5% for fiscal 2008.  The decrease in consolidated gross profit primarily reflected the impact of lower sales, unfavorable changes in the values of foreign currencies against the U.S. dollar, and unusual charges.  Unusual charges included in cost of goods sold totaled $9.0 million and consisted of severance and other expenses related to the facility consolidations in the Bronze segment, cost structure initiatives in the Sweden operations of the Marking Products segment and costs related to operational and system improvements in several of the Company’s other segments.

Selling and administrative expenses for the year ended September 30, 2009 were $193.8 million, compared to $190.0 million for fiscal 2008.  Consolidated selling and administrative expenses as a percent of sales were 24.8% for the year ended September 30, 2009, compared to 23.2% for the prior year.  The increases in costs and percentage of sales primarily resulted from the Saueressig acquisition and unusual charges.  Unusual charges included in fiscal 2009 selling and administrative expenses totaled approximately $7.5 million, and consisted principally of Saueressig integration costs, bad debt expense, termination-related expenses and costs related to operational and system improvements. Saueressig integration costs included consulting fees incurred for assistance in the operational and financial integration into Matthews.  Bad debt expense, particularly in the Casket segment, was significantly higher in fiscal 2009, compared to fiscal 2008, reflecting recent economic conditions.  The increase resulted from a general deterioration in the aging of outstanding accounts receivable.  Employee termination-related expenses and other costs in connection with operational and systems improvements primarily reflected the Company’s initiatives as a result of the recession.  The principal objective of these initiatives is to better align the cost structures of the Company’s businesses with their respective revenue run rates.

Operating profit for fiscal 2009 was $101.0 million, compared to $133.0 million for fiscal 2008.  Operating profit for fiscal 2009 included unusual charges of approximately $16.5 million.  In addition, changes in the values of foreign currencies against the U.S. dollar had an unfavorable impact of approximately $3.1 million on consolidated operating profit compared to the prior year.  Bronze segment operating profit for fiscal 2009 was $57.6 million, compared to $71.6 million for fiscal 2008.  The decrease reflected the impact of lower sales and an unfavorable change in the value of foreign currencies against the U.S. dollar.  Additionally, Bronze segment operating profit included unusual charges of approximately $7.2 million, principally related to facility consolidations.  Operating profit for the Casket segment for fiscal 2009 was $17.7 million, compared to $23.3 million for fiscal 2008.  The decrease resulted mainly from lower sales and unusual charges of approximately $2.7 million, which were principally related to bad debt expense, severance and other employment termination-related expenses and cost structure initiatives in the segment’s distribution operations.  Cremation segment operating profit for the year ended September 30, 2009 was $5.0 million, compared to $5.5 million for fiscal 2008.  The decrease was mainly attributable to the impact of lower domestic sales and unusual charges of approximately $272,000, partially offset by the acquisition of a small European cremation equipment manufacturer.  The Graphics Imaging segment operating profit for fiscal 2009 was $19.2 million, compared to $18.6 million for fiscal 2008.  The increase principally reflected the Saueressig acquisition, offset by the impact of lower sales, unfavorable changes in the values of foreign currencies against the U.S. dollar, and unusual charges of approximately $3.1 million, which consisted principally of severance charges, asset impairments and Saueressig integration costs.  Operating profit for the Marking Products segment for fiscal 2009 was $1.5 million, compared to $9.1 million for the prior year.  The decrease resulted principally from lower sales, an unfavorable change in the values of foreign currencies against the U.S. dollar, and unusual charges of approximately $1.9 million, which principally related to severance costs and downsizing initiatives in the segment’s Sweden operation.  The Merchandising Solutions segment reported an operating loss of $56,000 for fiscal 2009, compared to operating profit of $4.8 million for fiscal 2008.  The decrease principally reflected lower sales and unusual charges of approximately $1.3 million, which principally related to employment termination-related expenses and asset impairments.

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

The Company's effective tax rate for fiscal 2009 was 34.4%, compared to 34.5% for fiscal 2008. Fiscal 2009 included the favorable impact of adjustments totaling $1.3 million in income tax expense related to the Company’s ability to utilize a tax loss carryover in Europe and changes in the estimated tax accruals for open tax periods.  Fiscal 2008 included the favorable impact of a $1.9 million reduction in net deferred tax liabilities to reflect the enactment of lower statutory income tax rates in certain European countries.

Excluding the one-time adjustments in both periods, the Company’s effective tax rate was 35.8% and 36.0% for fiscal years 2009 and 2008, respectively.  The difference between the Company's effective tax rate and the Federal statutory rate of 35.0% primarily reflected the impact of state and foreign income taxes.

Net income attributable to noncontrolling interests was $1.9 million for fiscal 2009, compared to $2.4 million in fiscal 2008.  The decrease reflected the Company’s purchase of the remaining interest in one of its less than wholly-owned subsidiaries in September 2008, partially offset by improved profitability at Saueressig.

LIQUIDITY AND CAPITAL RESOURCES:

Net cash provided by operating activities was $106.5 million for the year ended September 30, 2010, compared to $90.9 million and $104.5 million for fiscal 2009 and 2008, respectively.  Operating cash flow for fiscal 2010 primarily reflected net income adjusted for depreciation and amortization, stock-based compensation expense, and an increase in deferred taxes, partially offset by a cash contribution of $9.0 million to the Company’s principal pension plan.  Operating cash flow for fiscal 2009 primarily reflected net income adjusted for depreciation and amortization, stock-based compensation expense, and an increase in deferred taxes, partially offset by a cash contribution of $12.0 million to the Company’s principal pension plan.  Operating cash flow for fiscal 2008 primarily reflected net income adjusted for depreciation and amortization, stock-based compensation expense, and an increase in deferred taxes, partially offset by cash contributions of $15.2 million to the Company’s principal pension plan.

Cash used in investing activities was $54.3 million for the year ended September 30, 2010, compared to $32.7 million and $108.7 million for fiscal years 2009 and 2008, respectively. Investing activities for fiscal 2010 primarily reflected payments (net of cash acquired) of $32.3 million for acquisitions, capital expenditures of $21.4 million and purchases of investment securities, net of proceeds from dispositions of $690,000. Investing activities for fiscal 2009 primarily reflected payments (net of cash acquired) of $11.0 million for acquisitions, capital expenditures of $19.4 million and purchases of investment securities of $2.6 million.  Investing activities for fiscal 2008 primarily reflected payments (net of cash acquired) of $98.1 million for acquisitions (primarily Saueressig), capital expenditures of $12.1 million, net proceeds from the sale of investments of $419,000 and proceeds from the sale of assets of $1.0 million.

Capital expenditures were $21.4 million for the year ended September 30, 2010, compared to $19.4 million and $12.1 million for fiscal 2009 and 2008, respectively.  Capital expenditures in each of the last three fiscal years reflected reinvestment in the Company's business segments and were made primarily for the purchase of new manufacturing machinery, equipment and facilities designed to improve product quality, increase manufacturing efficiency, lower production costs and meet regulatory requirements.  Capital expenditures for the last three fiscal years were primarily financed through operating cash.

Capital spending for property, plant and equipment has averaged $17.6 million for the last three fiscal years.  Capital spending for fiscal 2011 is currently expected to be in the range of $20.0 to $25.0 million.  The Company expects to generate sufficient cash from operations to fund all anticipated capital spending projects.

ITEM 7.                      MANAGEMENT'S DISCUSSION AND ANALYSIS, continued

Cash used in financing activities for the year ended September 30, 2010 was $51.5 million, reflecting repayments, net of proceeds, on long-term debt of $8.8 million, purchases of treasury stock of $35.3 million, proceeds from the sale of treasury stock (stock option exercises) of $1.5 million, payment of dividends to the Company’s shareholders of $8.7 million ($0.29 per share) and distributions of $234,000 to noncontrolling interests.  Cash used in financing activities for the year ended September 30, 2009 was $53.6 million, reflecting repayments, net of proceeds, on long-term debt of $15.7 million, purchases of treasury stock of $28.8 million, proceeds from the sale of treasury stock (stock option exercises) of $1.2 million, payment of dividends to the Company’s shareholders of $8.2 million ($0.265 per share) and distributions of $2.3 million to noncontrolling interests.  Cash provided by financing activities for the year ended September 30, 2008 was $13.1 million, reflecting proceeds, net of repayments, from long-term debt of $43.1 million, proceeds from the sale of treasury stock (stock option exercises) of $19.2 million, a tax benefit of $3.1 million from exercised stock options, purchases of treasury stock of $43.3 million, payment of dividends to the Company’s shareholders of $7.4 million ($0.245 per share) and distributions of $1.6 million to noncontrolling interests.

The Company has a domestic Revolving Credit Facility with a syndicate of financial institutions.  The maximum amount of borrowings available under the facility is $225.0 million and the facility’s maturity is September 2012. Borrowings under the facility bear interest at LIBOR plus a factor ranging from .40% to .80% based on the Company’s leverage ratio.  The leverage ratio is defined as net indebtedness divided by EBITDA (earnings before interest, taxes, depreciation and amortization).  The Company is required to pay an annual commitment fee ranging from .15% to .25% (based on the Company’s leverage ratio) of the unused portion of the facility.  The Revolving Credit Facility requires the Company to maintain certain leverage and interest coverage ratios.  A portion of the facility (not to exceed $20.0 million) is available for the issuance of trade and standby letters of credit. Outstanding borrowings on the Revolving Credit Facility at September 30, 2010 and 2009 were $187.0 million and $177.5 million, respectively.  The weighted-average interest rate on outstanding borrowings at September 30, 2010 and 2009 was 2.69% and 2.96%, respectively.

The Company has entered into the following interest rate swaps:

Date	Initial Amount	Fixed Interest Rate	Interest Rate Spread at September 30, 2010	Maturity Date
September 2007	$25 million	4.77%	.60%	September 2012
May 2008	$40 million	3.72%	.60%	September 2012
October 2008	$20 million	3.21%	.60%	October 2010
October 2008	$20 million	3.46%	.60%	October 2011

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

The fair value of the interest rate swaps reflected an unrealized loss of $4.4 million ($2.7 million after tax) at September 30, 2010 that is included in equity as part of accumulated other comprehensive loss.  Assuming market rates remain constant with the rates at September 30, 2010, approximately $1.6 million of the $2.7 million loss included in accumulated other comprehensive loss is expected to be recognized in earnings as an adjustment to interest expense over the next twelve months.

The Company, through certain of its German subsidiaries, has a credit facility with a European bank. The maximum amount of borrowings available under this facility is 25.0 million Euros ($34.1 million). Outstanding borrowings under the credit facility totaled 12.0 million Euros ($16.4 million) and 18.0 million Euros ($26.3 million) at September 30, 2010 and 2009, respectively.  The weighted-average interest rate on outstanding borrowings under the facility at September 30, 2010 and 2009 was 1.58% and 1.75%, respectively. The facility’s maturity is September 2012.

ITEM 7.                      MANAGEMENT'S DISCUSSION AND ANALYSIS, continued

The Company, through its German subsidiary, Saueressig, has several loans with various European banks.  Outstanding borrowings on these loans totaled 7.9 million Euros ($10.8 million) and 10.0 million Euros ($14.7 million) at September 30, 2010 and 2009, respectively.  The weighted-average interest rate on outstanding borrowings of Saueressig at September 30, 2010 and 2009 was 6.18% and 5.89%, respectively.

The Company, through its wholly-owned subsidiary Matthews International S.p.A., has several loans with various Italian banks.  Outstanding borrowings on these loans totaled 10.8 million Euros ($14.7 million) and 12.2 million Euros ($18.0 million) at September 30, 2010 and 2009, respectively.  Matthews International S.p.A. also has three lines of credit totaling 8.4 million Euros ($11.4 million) with the same Italian banks.  Outstanding borrowings on these lines were 2.1 million Euros ($2.8 million) and 2.0 million Euros ($2.9 million) at September 30, 2010 and 2009, respectively.  The weighted-average interest rate on outstanding Matthews International S.p.A. borrowings at September 30, 2010 and 2009 was 3.55% and 3.76%, respectively.

The Company has a stock repurchase program.  Under the current authorization, the Company's Board of Directors has authorized the repurchase of a total of 2,500,000 shares of Matthews’ common stock under the program, of which 850,095 shares had been repurchased as of September 30, 2010.  The buy-back program is designed to increase shareholder value, enlarge the Company's holdings of its common stock, and add to earnings per share.  Repurchased shares may be retained in treasury, utilized for acquisitions, or reissued to employees or other purchasers, subject to the restrictions of the Company’s Restated Articles of Incorporation.

Consolidated working capital was $187.5 million at September 30, 2010, compared to $173.1 million and $141.4 million at September 30, 2009 and 2008, respectively.  Working capital at September 30, 2010 reflected an increase in accounts receivable and inventory in connection with recent acquisitions.  Working capital at September 30, 2009 reflected an increase in cash and investments and a reduction in current maturities of long-term debt.  Working capital at September 30, 2008 reflected the impact of the Company’s working capital management initiatives, primarily in the Casket segment, partially offset by the impact of the acquisition of Saueressig.  Cash and cash equivalents were $59.7 million at September 30, 2010, compared to $57.8 million and $50.7 million at September 30, 2009 and 2008, respectively.  The Company's current ratio at September 30, 2010 was 2.3, compared to 2.3 and 1.9 at September 30, 2009 and 2008, respectively.

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

At September 30, 2010, an accrual of approximately $6.8 million had been recorded for environmental remediation (of which $828,000 was classified in other current liabilities), representing management's best estimate of the probable and reasonably estimable costs of the Company's known remediation obligations.  The accrual, which reflects previously established reserves assumed with the acquisition of York and additional reserves recorded as a purchase accounting adjustment, does not consider the effects of inflation and anticipated expenditures are not discounted to their present value.  Changes in the accrued environmental remediation obligation from the prior fiscal year reflect payments charged against the accrual.

While final resolution of these contingencies could result in costs different than current accruals, management believes the ultimate outcome will not have a significant effect on the Company's consolidated results of operations or financial position.

ITEM 7.                      MANAGEMENT'S DISCUSSION AND ANALYSIS, continued

ACQUISITIONS:

Fiscal 2010:

Acquisition spending, net of cash acquired, during the year ended September 30, 2010 totaled $32.3 million.  The acquisitions were not individually, or in the aggregate, material to the Company’s consolidated financial position or results of operations, and primarily included the following:

In August 2010, the Company acquired Newmark of Colorado and its affiliated companies (“Newmark”), a distributor of primarily York brand caskets in the West region of the United States.  The purchase price was $13.2 million, a significant portion of which was deferred, plus additional consideration of $1.9 million contingent on operating performance over the next three years. The transaction was designed as an asset purchase and was intended to expand the Company’s casket distribution capabilities in the western United States.

In April 2010, the Company acquired Reynoldsville Casket Company (“Reynoldsville”), a manufacturer and distributor of caskets primarily in the Northeast region of the United States.  The acquisition was structured as an asset purchase and was intended to expand the Company’s casket distribution capabilities in the northeastern United States. The purchase price for the acquisition was $13.6 million, plus additional consideration up to $3.5 million contingent on operating performance over the next three years.  Reynoldsville reported sales of approximately $13.0 million in calendar 2009.

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

In December 2009, the Company acquired United Memorial Products, Inc. (“UMP”), primarily a supplier of granite memorial products and caskets in the West region of the United States. UMP reported sales of approximately $11.0 million in calendar 2009.  The transaction was structured as an asset purchase and was designed to extend Matthews’ presence in the broad granite market. The purchase price for the acquisition was $10.0 million, plus additional consideration of up to $3.5 million payable over five years.

Fiscal 2009:

Acquisition spending, net of cash acquired, during the year ended September 30, 2009 totaled $11.0 million.  The acquisitions primarily included the following:

In July 2009, the Company acquired an 80% interest in Tact Group Limited, a small graphics business headquartered in Hong Kong.  The acquisition was intended to expand the Company’s graphics imaging capabilities in Asia.

In December 2008, the Company acquired an 80% interest in Gem Matthews International s.r.l., a cremation equipment manufacturer in Italy.  The acquisition was intended to expand Matthews’ cremation equipment manufacturing capabilities in Europe.

ITEM 7.                       MANAGEMENT'S DISCUSSION AND ANALYSIS, continued

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

In connection with its May 2008 acquisition of a 78% interest in Saueressig, the Company entered into an option agreement related to the remaining 22% interest in Saueressig.  The option agreement contained certain put and call provisions for the purchase of the remaining 22% interest in future years at a price to be determined by a specified formula based on future operating results of Saueressig.  During the third fiscal quarter of 2010, the Company reached an agreement to purchase the remaining 22% interest in Saueressig for 17.4 million Euros in October 2011. The Company has included the purchase price of 17.4 million Euros ($23.7 million) as a part of noncontrolling interests in the shareholders’ equity section of the Consolidated Balance Sheet as of September 30, 2010.

Subsequent Acquisitions:

In October 2010, the Company acquired Freeman Metal Products, Inc. and its affiliated companies, a manufacturer and distributor of caskets.  The purchase price for the acquisition was $22.8 million, plus additional consideration up to $8.0 million contingent on operating performance over the next three years.  The transaction was intended to provide synergies in the manufacturing and distribution of caskets and expand the Company’s market presence in the Southeast and South Central regions of the United States.

FORWARD-LOOKING INFORMATION:

Matthews has a three-pronged strategy to attain annual growth in earnings per share. This strategy, which has remained unchanged from prior years, consists of the following:  internal growth (which includes organic growth, productivity improvements, new product development and the expansion into new markets with existing products), acquisitions and share repurchases under the Company’s stock repurchase program (see "Liquidity and Capital Resources"). For the past ten fiscal years, the Company has achieved an average annual increase in earnings per share of 11.9%.

The Company continues to remain cautious in its growth expectations for fiscal 2011.  Although several segments have seen signs of economic improvement, the Company expects ongoing challenges from global and domestic economic conditions, which may affect the consistency of results on a quarterly basis.  In the Memorialization businesses, the decline in U.S. casketed deaths and in-ground burials, and rising commodity costs present continuing challenges.  In addition, foreign currency values such as the Euro have been more volatile recently, complicating forecast models for both the Memorialization and Brand Solutions businesses.  However, the Company has been encouraged by a recent trend of stable and improving order rates in the Brand Solutions businesses and the performance of recent acquisitions.

On this basis, the Company currently estimates fiscal 2011 earnings per share to grow in the mid-to-high single digit percentage range over fiscal 2010 (excluding unusual charges from both years).  Based on current forecasts, earnings for the fiscal 2011 first quarter are expected to be relatively consistent with the fiscal 2010 first quarter, with the results for comparable quarters improving as fiscal 2011 progresses.

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

The Company's significant accounting policies are included in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.  Management believes that the application of these policies on a consistent basis enables the Company to provide useful and reliable financial information about the Company's operating results and financial condition.  The following accounting policies involve significant estimates, which were considered critical to the preparation of the Company's consolidated financial statements for the year ended September 30, 2010.

Trade Receivables and Allowance for Doubtful Accounts:

Trade receivables are carried at their estimated collectible amounts. Trade credit is generally extended on a short-term basis; thus trade receivables do not bear interest, although a finance charge may be applied to such receivables that are more than 30 days past due. The allowance for doubtful accounts is based on an evaluation of specific customer accounts for which available facts and circumstances indicate collectibility may be uncertain.  In addition, the allowance includes a reserve for all customers based on historical collection experience.

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

Goodwill is not amortized, but is subject to periodic review for impairment.  In general, when the carrying value of a reporting unit exceeds its implied fair value, an impairment loss must be recognized.  For purposes of testing for impairment, the Company uses a combination of valuation techniques, including discounted cash flows.  Intangible assets are amortized over their estimated useful lives, unless such lives are considered to be indefinite.  A significant decline in cash flows generated from these assets may result in a write-down of the carrying values of the related assets.  The Company performed its annual impairment reviews in the second quarters of fiscal 2010, 2009 and 2008 and determined that no adjustments to the carrying values of goodwill or other intangibles with indefinite lives were necessary at those times.

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

The Company's principal pension plan maintains a substantial portion of its assets in equity securities in accordance with the investment policy established by the Company’s pension board.  Based on an analysis of the historical performance of the plan's assets and information provided by its independent investment advisor, the Company set the long-term rate of return assumption for these assets at 8.0% at September 30, 2010 for purposes of determining pension cost and funded status.   The Company’s discount rate assumption used in determining the present value of the projected benefit obligation is based upon published indices as of September 30, 2010 and September 30, 2009 for the fiscal year end valuation, and as of its plan year-end (July 31) in fiscal 2008.  The discount rate was 5.25%, 5.50% and 7.00% in fiscal 2010, 2009 and 2008, respectively.

Environmental:

Environmental liabilities are recorded when the Company's obligation is probable and reasonably estimable.  Accruals for losses from environmental remediation obligations do not consider the effects of inflation and anticipated expenditures are not discounted to their present value.

Revenue Recognition:

Revenues are generally recognized when title and risk of loss pass to the customer, which is typically at the time of product shipment.  For pre-need sales of memorials and vases, revenue is recognized when the memorial has been manufactured to the customer’s specifications (e.g., name and birth date), title has been transferred to the customer and the memorial and vase are placed in storage for future delivery.  A liability has been recorded for the estimated costs of finishing pre-need bronze memorials and vases that have been manufactured and placed in storage prior to July 1, 2003 for future delivery.  Beginning July 1, 2003, revenue is deferred by the Company on the portion of pre-need sales attributable to the final finishing and storage of the pre-need merchandise.  Deferred revenue for final finishing is recognized at the time the pre-need merchandise is finished and shipped to the customer.  Deferred revenue related to storage is recognized on a straight-line basis over the estimated average time that pre-need merchandise is held in storage.  At September 30, 2010, the Company held 336,172 memorials and 238,524 vases in its storage facilities under the pre-need sales program.

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

ITEM 7.              MANAGEMENT'S DISCUSSION AND ANALYSIS, continued

LONG-TERM CONTRACTUAL OBLIGATIONS AND COMMITMENTS:

The following table summarizes the Company’s contractual obligations at September 30, 2010, and the effect such obligations are expected to have on its liquidity and cash flows in future periods.

	Payments due in fiscal year:
					After
	Total	2011	2012 to 2013	2014 to 2015	2015
Contractual Cash Obligations:	(Dollar amounts in thousands)
Revolving credit facilities	$203,361	$-	$203,361	$-	$-
Notes payable to banks	27,359	6,858	10,705	8,887	909
Short-term borrowings	2,829	2,829	-	-	-
Capital lease obligations	4,084	2,570	1,514	-	-
Non-cancelable operating leases	21,284	8,445	9,983	2,856	-
Total contractual cash obligations	$258,917	$20,702	$225,563	$11,743	$909

A significant portion of the loans included in the table above bear interest at variable rates. At September 30, 2010, the weighted-average interest rate was 2.69% on the Company’s domestic Revolving Credit Facility, 1.58% on the credit facility through the Company’s wholly-owned German subsidiaries, 3.55% on bank loans to the Company’s wholly-owned subsidiary, Matthews International S.p.A., and 6.18% on bank loans to its majority-owned subsidiary, Saueressig.

Benefit payments under the Company’s principal retirement plan are made from plan assets, while benefit payments under the supplemental retirement plan and postretirement benefit plan are funded from the Company’s operating cash. Under IRS regulations, the Company was not required to make any significant contributions to its principal retirement plan in fiscal 2010, however, in fiscal 2010, the Company made a contribution of $9.0 million to its principal retirement plan. The Company is not required to make any significant cash contributions to its principal retirement plan in fiscal 2011.  The Company estimates that benefit payments to participants under its retirement plans (including its supplemental retirement plan) and postretirement benefit payments will be approximately $5.6 million and $1.1 million, respectively, in fiscal 2011.  The amounts are expected to increase incrementally each year thereafter, to $7.0 million and $1.5 million in 2015.  The Company believes that its current liquidity sources, combined with its operating cash flow and borrowing capacity, will be sufficient to meet its capital needs for the foreseeable future.

In connection with its May 2008 acquisition of a 78% interest in Saueressig, the Company entered into an option agreement related to the remaining 22% interest in Saueressig.  The option agreement contained certain put and call provisions for the purchase of the remaining 22% interest in future years at a price to be determined by a specified formula based on future operating results of Saueressig.  During the third fiscal quarter of 2010, the Company reached an agreement to purchase the remaining 22% interest in Saueressig for 17.4 million Euros in October 2011. The Company has included the purchase price of 17.4 million Euros ($23.7 million) as a part of noncontrolling interests in the shareholders’ equity section of the Consolidated Balance Sheet as of September 30, 2010.

Unrecognized tax benefits are positions taken, or expected to be taken, on an income tax return that may result in additional payments to tax authorities.  If a tax authority agrees with the tax position taken, or expected to be taken, or the applicable statute of limitations expires, then additional payments will not be necessary.  As of September 30, 2010, the Company had unrecognized tax benefits, excluding penalties and interest, of approximately $3.4 million.  The timing of potential future payments related to the unrecognized tax benefits is not presently determinable.

INFLATION:

Except for the volatility in the cost of bronze ingot, steel and fuel (see “Results of Operations”), inflation has not had a material impact on the Company over the past three years nor is it anticipated to have a material impact for the foreseeable future.

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

In December 2007, the FASB issued new guidance regarding business combinations.  This guidance requires recognition and measurement of the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in a business combination, goodwill acquired or a gain from a bargain purchase.  It is effective for fiscal years beginning on or after December 15, 2008 and is to be applied prospectively.  The Company adopted the new guidance effective October 1, 2009.  See Note 18 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

In December 2007, the FASB issued new guidance regarding noncontrolling interests in consolidated financial statements.  This guidance establishes accounting and reporting standards for the noncontrolling interest in a subsidiary. It requires that consolidated net income reflect the amounts attributable to both the parent and the noncontrolling interest, and also includes additional disclosure requirements. It is effective for fiscal years beginning on or after December 15, 2008 and is to be applied prospectively as of the beginning of the fiscal year in which the guidance is initially applied, except for the presentation and disclosure requirements which shall be applied retrospectively for all periods presented.  The Company adopted the new guidance effective October 1, 2009, as reflected in the Consolidated Balance Sheets, the Consolidated Statements of Income and the Consolidated Statements of Changes in Stockholder’s Equity.

In December 2008, the FASB issued changes to employers’ disclosures about postretirement benefit plan assets. These changes require enhanced disclosures regarding assets in defined benefit pension or other postretirement plans.  It is effective for fiscal years ending after December 31, 2009.  The Company adopted the new guidance effective October 1, 2009.  See Note 11 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

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

In May 2009 and as updated in February 2010, the FASB issued new guidance regarding subsequent events.  The guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  The statement is effective for interim or annual financial periods ending after June 15, 2009.  Accordingly, the Company adopted these changes as of June 30, 2009.  The adoption had no material impact on the Company’s consolidated results of operations or financial condition.  See Note 20 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

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

The Company has entered into the following interest rate swaps:

Date	Initial Amount	Fixed Interest Rate	Interest Rate Spread at September 30, 2010	Maturity Date
September 2007	$25 million	4.77%	.60%	September 2012
May 2008	$40 million	3.72%	.60%	September 2012
October 2008	$20 million	3.21%	.60%	October 2010
October 2008	$20 million	3.46%	.60%	October 2011

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

The fair value of the interest rate swaps reflected an unrealized loss of $4.4 million ($2.7 million after tax) at September 30, 2010 that is included in equity as part of accumulated other comprehensive loss.  A decrease of 10% in market interest rates (e.g. a decrease from 5.0% to 4.5%) would result in an increase of approximately $474,000 in the fair value liability of the interest rate swaps.

Commodity Price Risks - In the normal course of business, the Company is exposed to commodity price fluctuations related to the purchases of certain materials and supplies (such as bronze ingot, steel, fuel and wood) used in its manufacturing operations. The Company obtains competitive prices for materials and supplies when available.  In addition, based on competitive market conditions and to the extent that the Company has established pricing terms with customers through contracts or similar arrangements, the Company’s ability to immediately increase the price of its products to offset the increased costs may be limited.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK, continued.

Foreign Currency Exchange Rates - The Company is subject to changes in various foreign currency exchange rates, primarily including the Euro, British Pound, Canadian Dollar, Australian Dollar, Swedish Krona, Chinese Yuan, Hong Kong Dollar and Polish Zloty in the conversion from local currencies to the U.S. dollar of the reported financial position and operating results of its non-U.S. based subsidiaries.  An adverse change (strengthening dollar) of 10% in exchange rates would have resulted in a decrease in reported sales of $30.4 million and a decrease in reported operating income of $3.9 million for the year ended September 30, 2010.

Actuarial Assumptions - The most significant actuarial assumptions affecting pension expense and pension obligations include the valuation of retirement plan assets, the discount rate and the estimated return on plan assets.  The estimated return on plan assets is currently based upon projections provided by the Company’s independent investment advisor, considering the investment policy of the plan and the plan’s asset allocation.  The fair value of plan assets and discount rate are “point-in-time” measures, and the recent volatility of the debt and equity markets makes estimating future changes in fair value of plan assets and discount rates more challenging.  The following table summarizes the impact on the September 30, 2010 actuarial valuations of changes in the primary assumptions affecting the Company’s retirement plans and supplemental retirement plan.

	Impact of Changes in Actuarial Assumptions
	Change in Discount Rate		Change in Expected Return		Change in Market Value of Assets
	+1%	-1%	+1%	-1%	+5%	-5%
	(Dollar amounts in thousands)
Increase (decrease) in net benefit cost	$(2,147)	$2,698	$(925)	$925	$(833)	$833

Increase (decrease) in projected benefit obligation	(19,144)	24,017	-	-	-	-

Increase (decrease) in funded status	19,144	(24,017)	-	-	4,743	(4,743)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Description	Pages

Management’s Report to Shareholders	35

Report of Independent Registered Public Accounting Firm	36

Financial Statements:

Consolidated Balance Sheets as of September 30, 2010 and 2009	37-38

Consolidated Statements of Income for the years ended September 30, 2010, 2009 and 2008	39

Consolidated Statements of Shareholders' Equity for the years ended September 30, 2010, 2009 and 2008	40

Consolidated Statements of Cash Flows for the years ended September 30, 2010, 2009 and 2008	41

Notes to Consolidated Financial Statements	42-66

Supplementary Financial Information (unaudited)	67

Financial Statement Schedule – Schedule II-Valuation and Qualifying
Accounts for the years ended September 30, 2010, 2009 and 2008	68

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

Based on its assessment, management has concluded that the Company maintained effective internal control over financial reporting as of September 30, 2010, based on criteria in Internal Control – Integrated Framework issued by the COSO. The effectiveness of the Company’s internal control over financial reporting as of September 30, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Management’s Certifications

The certifications of the Company’s Chief Executive Officer and Chief Financial Officer required by the Sarbanes-Oxley Act have been included as Exhibits 31 and 32 in the Company’s Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
   Matthews International Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Matthews International Corporation and its subsidiaries at September 30, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2010 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 8.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/PricewaterhouseCoopers LLP

Pittsburgh, Pennsylvania
November 23, 2010

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
September 30, 2010 and 2009
(Dollar amounts in thousands, except per share data)
__________

ASSETS	2010	2009
Current assets:
Cash and cash equivalents	$59,715	$57,732
Short-term investments	1,395	62
Accounts receivable, net of allowance for doubtful accounts of $11,261 and $12,630, respectively	151,038	138,927
Inventories	107,926	94,455
Deferred income taxes	1,666	1,816
Other current assets	13,915	12,430

Total current assets	335,655	305,422

Investments	13,642	13,389

Property, plant and equipment, net	129,750	138,060

Deferred income taxes	30,555	32,563

Other assets	21,101	19,999

Goodwill	405,180	385,219

Other intangible assets, net	57,942	55,001

Total assets	$993,825	$949,653

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS, continued
September 30, 2010 and 2009
(Dollar amounts in thousands, except per share data)
__________

LIABILITIES AND SHAREHOLDERS' EQUITY	2010	2009
Current liabilities:
Long-term debt, current maturities	$12,073	$14,188
Trade accounts payable	36,308	28,604
Accrued compensation	39,062	35,592
Accrued income taxes	12,984	8,120
Other current liabilities	47,686	45,836
Total current liabilities	148,113	132,340

Long-term debt	225,256	237,530

Accrued pension	50,276	53,734

Postretirement benefits	23,307	24,599

Deferred income taxes	15,950	13,464

Environmental reserve	5,961	6,482

Other liabilities	31,234	15,489
Total liabilities	500,097	483,638

Arrangement with noncontrolling interest	-	27,121

Shareholders' equity-Matthews:
Class A common stock, $1.00 par value; authorized 70,000,000 shares; 36,333,992 shares issued	36,334	36,334
Preferred stock, $100 par value, authorized 10,000 shares, none issued	-	-
Additional paid-in capital	48,294	47,436
Retained earnings	621,923	559,786
Accumulated other comprehensive loss	(37,136)	(29,884)
Treasury stock, 6,855,669 and 6,031,674 shares, respectively, at cost	(207,470)	(179,454)
Total shareholders' equity-Matthews	461,945	434,218
Noncontrolling interests	31,783	4,676
Total shareholders' equity	493,728	438,894

Total liabilities and shareholders' equity	$993,825	$949,653

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
for the years ended September 30, 2010, 2009 and 2008
(Dollar amounts in thousands, except per share data)
__________

	2010	2009	2008
Sales	$821,829	$780,908	$818,623
Cost of sales	(498,442)	(486,131)	(495,659)

Gross profit	323,387	294,777	322,964

Selling expense	(91,215)	(83,576)	(82,677)
Administrative expense	(115,591)	(110,190)	(107,335)

Operating profit	116,581	101,011	132,952

Investment income	2,536	2,048	1,808
Interest expense	(7,419)	(12,053)	(10,405)
Other (deductions) income, net	(1,285)	(12)	510

Income before income taxes	110,413	90,994	124,865

Income taxes	(38,639)	(31,313)	(43,031)

Net income	71,774	59,681	81,834

Less: net income attributable to noncontrolling interests	(2,717)	(1,949)	(2,350)

Net income attributable to Matthews shareholders	$69,057	$57,732	$79,484

Earnings per share attributable to Matthews shareholders:

Basic	$2.32	$1.91	$2.57

Diluted	$2.31	$1.90	$2.55

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
for the years ended September 30, 2010, 2009 and 2008
(Dollar amounts in thousands, except per share data)
__________

				Accumulated
				Other
		Additional		Comprehensive		Non-
	Common	Paid-in	Retained	Income (Loss)	Treasury	controlling
	Stock	Capital	Earnings	(net of tax)	Stock	interests	Total
Balance, September 30, 2007	$36,334	$41,570	$467,846	$13,390	$(132,362)	$5,323	$432,101
Net income	-	-	79,484	-	-	2,350	81,834
Minimum pension liability	-	-	-	(3,049)	-	-	(3,049)
Translation adjustment	-	-	-	(12,323)	-	(2,904)	(15,227)
Fair value of derivatives	-	-	-	(997)	-	-	(997)
Total comprehensive income							62,561
Stock-based compensation	-	4,899	-	-	-	-	4,899
Purchase of 981,563 shares treasury stock	-	-	-	-	(46,189)	-	(46,189)
Issuance of 649,654 shares treasury stock	-	781	-	-	20,771	-	21,552
Dividends, $.245 per share	-	-	(7,437)	-	-	-	(7,437)
Acquired noncontrolling interest	-	-	-	-	-	1,760	1,760
Distribution to noncontrolling interests	-	-	-	-	-	(1,566)	(1,566)
Arrangement-noncontrolling interest	-	-	(28,763)	-	-	-	(28,763)
Balance, September 30, 2008	36,334	47,250	511,130	(2,979)	(157,780)	4,963	438,918
Net income	-	-	57,732	-	-	1,949	59,681
Minimum pension liability	-	-	(702)	(28,430)	-	-	(29,132)
Translation adjustment	-	-	-	4,189	-	55	4,244
Fair value of derivatives	-	-	-	(2,664)	-	-	(2,664)
Total comprehensive income							32,129
Stock-based compensation	-	5,822	-	-	-	-	5,822
Purchase of 796,916 shares treasury stock	-	-	-	-	(28,813)	-	(28,813)
Issuance of 241,016 shares treasury stock	-	(5,636)	-	-	7,139	-	1,503
Dividends, $.265 per share	-	-	(8,199)	-	-	-	(8,199)
Distribution to noncontrolling interests	-	-	-	-	-	(2,291)	(2,291)
Arrangement-noncontrolling interest	-	-	(175)	-	-	-	(175)
Balance, September 30, 2009	36,334	47,436	559,786	(29,884)	(179,454)	4,676	438,894
Net income	-	-	69,057	-	-	2,717	71,774
Minimum pension liability	-	-	-	3,929	-	-	3,929
Translation adjustment	-	-	-	(11,952)	-	901	(11,051)
Fair value of derivatives	-	-	-	771	-	-	771
Total comprehensive income							65,423
Stock-based compensation	-	6,567	-	-	-	-	6,567
Purchase of 1,070,173 shares treasury stock	-	-	-	-	(35,305)	-	(35,305)
Issuance of 246,178 shares treasury stock	-	(5,709)	-	-	7,289	-	1,580
Dividends, $.29 per share	-	-	(8,688)	-	-	-	(8,688)
Distribution to noncontrolling interests	-	-	-	-	-	(234)	(234)
Arrangement-noncontrolling interest	-	-	1,768	-	-	23,723	25,491
Balance, September 30, 2010	$36,334	$48,294	$621,923	$(37,136)	$(207,470)	$31,783	$493,728

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended September 30, 2010, 2009 and 2008
(Dollar amounts in thousands, except per share data)
__________

	2010	2009	2008
Cash flows from operating activities:
Net income	$71,774	$59,681	$81,834
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,322	30,292	24,935
Stock-based compensation expense	6,567	5,822	4,899
Increase in deferred taxes	4,299	7,506	7,270
(Gain) loss on sale of investments	(715)	(466)	1,283
Loss (gain) on sale of assets	171	190	(357)
Changes in working capital items	(65)	(1,831)	(850)
Increase in other assets	(3,176)	(2,245)	(3,653)
(Decrease) increase in other liabilities	(1,415)	(488)	503
Increase (decrease) in pension and postretirement benefit obligations	1,725	(7,603)	(11,320)
Net cash provided by operating activities	106,487	90,858	104,544
Cash flows from investing activities:
Capital expenditures	(21,437)	(19,410)	(12,053)
Acquisitions, net of cash acquired	(32,323)	(10,953)	(98,070)
Proceeds from dispositions of assets	196	295	980
Purchases of investment securities	(1,616)	(2,620)	(5,118)
Proceeds from dispositions of investments	926	-	5,537
Net cash used in investing activities	(54,254)	(32,688)	(108,724)
Cash flows from financing activities:
Proceeds from long-term debt	58,465	54,128	128,269
Payments on long-term debt	(67,307)	(69,791)	(85,207)
Purchases of treasury stock	(35,305)	(28,762)	(43,267)
Proceeds from the sale of treasury stock	1,502	1,206	19,192
Tax benefit on exercised stock options	78	111	3,134
Dividends	(8,688)	(8,199)	(7,437)
Distributions to noncontrolling interests	(234)	(2,291)	(1,566)
Net cash (used in) provided by financing activities	(51,489)	(53,598)	13,118
Effect of exchange rate changes on cash	1,239	2,493	(2,273)
Net change in cash and cash equivalents	1,983	7,065	6,665
Cash and cash equivalents at beginning of year	57,732	50,667	44,002
Cash and cash equivalents at end of year	$59,715	$57,732	$50,667
Cash paid during the year for:
Interest	$7,605	$12,550	$10,574
Income taxes	35,291	26,032	32,305

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
__________

1.	NATURE OF OPERATIONS:

Matthews International Corporation ("Matthews" or the “Company”), founded in 1850 and incorporated in Pennsylvania in 1902, is a designer, manufacturer and marketer principally of memorialization products and brand solutions.  Memorialization products consist primarily of bronze and granite memorials and other memorialization products, caskets and cremation equipment for the cemetery and funeral home industries.  Brand solutions include graphics imaging products and services, marking products and merchandising solutions. The Company's products and operations are comprised of six business segments:  Bronze, Casket, Cremation, Graphics Imaging, Marking Products and Merchandising Solutions.  The Bronze segment is a leading manufacturer of cast bronze and granite memorials and other memorialization products, cast and etched architectural products and is a leading builder of mausoleums in the United States.  The Casket segment is a leading casket manufacturer and distributor in North America and produces a wide variety of wood and metal caskets.  The Cremation segment is a leading designer and manufacturer of cremation equipment and cremation caskets primarily in North America. The Graphics Imaging segment manufactures and provides brand management, printing plates, gravure cylinders, pre-press services and imaging services for the primary packaging and corrugated industries.  The Marking Products segment designs, manufactures and distributes a wide range of marking and coding equipment and consumables, and industrial automation products for identifying, tracking and conveying various consumer and industrial products, components and packaging containers.  The Merchandising Solutions segment designs and manufactures merchandising displays and systems and provides creative merchandising and marketing solutions services.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)
__________

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and Cash Equivalents:

For purposes of the consolidated statements of cash flows, the Company considers all investments purchased with a remaining maturity of three months or less to be cash equivalents.  The carrying amount of cash and cash equivalents approximates fair value due to the short-term maturities of these instruments.

Trade Receivables and Allowance for Doubtful Accounts:

Trade receivables are carried at their estimated collectible amounts. Trade credit is generally extended on a short-term basis; thus trade receivables do not bear interest, although a finance charge may be applied to such receivables that are more than 30 days past due. The allowance for doubtful accounts is based on an evaluation of specific customer accounts for which available facts and circumstances indicate collectibility may be uncertain.  In addition, the allowance includes a reserve for all customers based on historical collection experience.

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

Goodwill and Other Intangible Assets:

Goodwill and intangible assets with indefinite lives are not amortized but are subject to annual review for impairment.  Other intangible assets are amortized over their estimated useful lives, ranging from 2 to 20 years. In general, when the carrying value of a reporting unit exceeds its implied fair value, an impairment loss must be recognized.  For purposes of testing for impairment, the Company uses a combination of valuation techniques, including discounted cash flows.  A significant decline in cash flows generated from these assets may result in a write-down of the carrying values of the related assets.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)
__________

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

At September 30, 2010, the Company held 336,172 memorials and 238,524 vases in its storage facilities under the pre-need sales program.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)
__________

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Research and Development Expenses:

Research and development costs are expensed as incurred and were approximately $1,910, $2,200 and $2,100 for the years ended September 30, 2010, 2009 and 2008, respectively.

Earnings Per Share:

Basic earnings per share is computed by dividing net income by the average number of common shares outstanding.  Diluted earnings per share is computed using the treasury stock method, which assumes the issuance of common stock for all dilutive securities.

Reclassifications:

Certain reclassifications have been made in these financial statements as a result of the Company’s adoption of the guidance regarding noncontrolling interests.  Prior years have been reclassified to conform to the current year presentation.

3.           FAIR VALUE MEASUREMENTS:

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

Level 2:                      Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3:                      Unobservable inputs for the asset or liability.

As of September 30, 2010, the fair values of the Company’s assets and liabilities measured on a recurring basis are categorized as follows:

	Level 1	Level 2	Level 3	Total
Assets:
Short term investments	$1,395	-	-	$1,395
Trading securities	11,770	-	-	11,770
Total assets at fair value	$13,165	-	-	$13,165

Liabilities:
Derivatives (1)	-	$4,445	-	$4,445
Total liabilities at fair value	-	$4,445	-	$4,445

(1) Interest rate swaps are valued based on observable market swap rates and are classified within Level 2 of the fair value hierarchy.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)
__________

4.	INVENTORIES:

Inventories at September 30, 2010 and 2009 consisted of the following:

	2010	2009

Materials and finished goods	$93,737	$80,692
Labor and overhead in process	14,189	13,763
	$107,926	$94,455

5.	INVESTMENTS:

Investment securities are recorded at estimated market value at the consolidated balance sheet date and are classified as trading securities.  Short-term investments consisted principally of corporate obligations with purchased maturities of over three months but less than one year.  The cost of short-term investments approximated market value at September 30, 2010 and 2009.  Accrued interest on these non-current investment securities was classified with short-term investments.  Investments classified as non-current and trading securities consisted of equity and fixed income mutual funds.

At September 30, 2010 and 2009, non-current investments were as follows:

	2010	2009
Trading securities:
Mutual funds	$11,770	$10,774
Equity and other investments	1,872	2,615
	$13,642	$13,389

Non-current investments classified as trading securities are recorded at market value.  At September 30, 2010, cost exceeded market value by approximately $685.  At September 30, 2009, market value exceeded cost of trading securities by approximately $231.

Realized gains and losses are based on the specific identification method and are recorded in investment income.  Realized gains (losses) for fiscal 2010, 2009 and 2008 were not material.

Equity investments primarily included ownership interests in various entities of less than 20%, which are recorded under the cost method of accounting.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)
__________

6.	PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment and the related accumulated depreciation at September 30, 2010 and 2009 were as follows:

	2010	2009
Buildings	$ 64,002	$ 65,824
Machinery and equipment	221,014	221,723
	285,016	287,547
Less accumulated depreciation	(178,880)	(167,038)
	106,136	120,509
Land	8,322	8,638
Construction in progress	15,292	8,913
	$ 129,750	$ 138,060

7.	LONG-TERM DEBT:

Long-term debt at September 30, 2010 and 2009 consisted of the following:

	2010	2009
Revolving credit facilities	$203,361	$203,841
Notes payable to banks	27,359	36,544
Short-term borrowings	2,829	2,855
Other	-	1,391
Capital lease obligations	3,780	7,087
	237,329	251,718
Less current maturities	(12,073)	(14,188)
	$225,256	$237,530

The Company has a domestic Revolving Credit Facility with a syndicate of financial institutions.  The maximum amount of borrowings available under the facility is $225,000 and the facility’s maturity is September 2012. Borrowings under the facility bear interest at LIBOR plus a factor ranging from .40% to .80% based on the Company’s leverage ratio.  The leverage ratio is defined as net indebtedness divided by EBITDA (earnings before interest, taxes, depreciation and amortization).  The Company is required to pay an annual commitment fee ranging from .15% to .25% (based on the Company’s leverage ratio) of the unused portion of the facility.   The Revolving Credit Facility requires the Company to maintain certain leverage and interest coverage ratios.  A portion of the facility (not to exceed $20,000) is available for the issuance of trade and standby letters of credit.  Outstanding borrowings on the Revolving Credit Facility at September 30, 2010 and 2009 were $187,000 and $177,500 respectively.  The weighted-average interest rate on outstanding borrowings at September 30, 2010 and 2009 was 2.69% and 2.96%, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)
__________

7.	LONG-TERM DEBT (continued)

The Company has entered into the following interest rate swaps:

Date	Initial Amount	Fixed Interest Rate	Interest Rate Spread at September 30, 2010	Maturity Date
September 2007	$25,000	4.77%	.60%	September 2012
May 2008	$40,000	3.72%	.60%	September 2012
October 2008	$20,000	3.21%	.60%	October 2010
October 2008	$20,000	3.46%	.60%	October 2011

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

The fair value of the interest rate swaps reflected an unrealized loss of $4,445 ($2,711 after tax) at September 30, 2010 that is included in shareholders’ equity as part of accumulated other comprehensive loss (“AOCL”).  Assuming market rates remain constant with the rates at September 30, 2010, approximately $1,600 of the $2,711 loss included in AOCL is expected to be recognized in earnings as an adjustment to interest expense over the next twelve months.

At September 30, 2010 and 2009, the interest rate swap contracts were reflected as a liability on the balance sheets.  The following derivatives are designated as hedging instruments:

Liability Derivatives
Balance Sheet Location:	2010	2009
Current liabilities:
Other current liabilities	$2,623	$2,441
Long-term liabilities:
Other accrued liabilities and deferred revenue	1,822	3,267
Total derivatives	$4,445	$5,708

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)
__________

7.	LONG-TERM DEBT (continued)

The income recognized on derivatives was as follows:

	Location of	Amount of
Derivatives in	Gain or (Loss)	Loss
Cash Flow Hedging	Recognized in	Recognized in Income
Relationships	Income on Derivative	on Derivatives
		2010	2009

Interest rate swaps	Interest expense	$(3,669)	$(3,499)

The Company recognized the following gains or losses in AOCL:

Amount of Gain
			Location of Gain	or (Loss)
			or (Loss)	Reclassified from
Derivatives in	Amount of Loss		Reclassified from	AOCL
Cash Flow	Recognized in		AOCL	into Income
Hedging	AOCL on Derivatives		into Income	(Effective Portion*)
Relationships	2010	2009	(Effective Portion*)	2010	2009

Interest rate swaps	$(2,711)	$(3,482)	Interest expense	$(2,238)	$(2,134)

*There is no ineffective portion or amount excluded from effectiveness testing.

The Company, through certain of its German subsidiaries, has a credit facility with a European bank. The maximum amount of borrowings available under this facility is 25.0 million Euros ($34,085). Outstanding borrowings under the credit facility totaled 12.0 million Euros ($16,361) and 18.0 million Euros ($26,341) at September 30, 2010 and 2009, respectively.  The weighted-average interest rate on outstanding borrowings under this facility at September 30, 2010 and 2009 was 1.58% and 1.75%, respectively.  The facility’s maturity is September 2012.

The Company, through its German subsidiary, Saueressig GmbH & Co. KG (“Saueressig”), has several loans with various European banks.  Outstanding borrowings under these loans totaled 7.9 million Euros ($10,816) and 10.0 million Euros ($14,717) at September 30, 2010 and 2009, respectively. The weighted-average interest rate on outstanding borrowings of Saueressig at September 30, 2010 and 2009 was 6.18% and 5.89%, respectively.

The Company, through its wholly-owned subsidiary, Matthews International S.p.A., has several loans with various Italian banks.  Outstanding borrowings on these loans totaled 10.8 million Euros ($14,680) and 12.2 million Euros ($17,962) at September 30, 2010 and 2009, respectively.  Matthews International S.p.A. also has three lines of credit totaling 8.4 million Euros ($11,412) with the same Italian banks.  Outstanding borrowings on these lines were 2.1 million Euros ($2,834) and 2.0 million Euros ($2,855) at September 30, 2010 and 2009, respectively.  The weighted-average interest rate on outstanding Matthews International S.p.A. borrowings at September 30, 2010 and 2009 was 3.55% and 3.76%, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)
__________

7.	LONG-TERM DEBT (continued)

As of September 30, 2010 and 2009, the fair value of the Company’s long-term debt, including current maturities, was as follows:

	2010	2009
Long term debt, including current maturities:
Carrying value included in the Balance Sheet	$237,329	$251,718
Fair Value	$225,052	$230,482

Aggregate maturities of long-term debt, including short-term borrowings and capital leases, follows:

2011	$12,073
2012	211,044
2013	4,412
2014	8,253
2015	634
Thereafter	913
$237,329

8.	SHAREHOLDERS' EQUITY:

The authorized common stock of the Company consists of 70,000,000 shares of Class A Common Stock, $1 par value.

The Company has a stock repurchase program.  Under the current authorization, the Company's Board of Directors has authorized the repurchase of a total of 2,500,000 shares of Matthews’ common stock under the program, of which 850,095 shares had been repurchased as of September 30, 2010.  The buy-back program is designed to increase shareholder value, enlarge the Company's holdings of its common stock, and add to earnings per share.  Repurchased shares may be retained in treasury, utilized for acquisitions, or reissued to employees or other purchasers, subject to the restrictions of the Company’s Restated Articles of Incorporation.

Comprehensive income consists of net income adjusted for changes, net of any related income tax effect, in cumulative foreign currency translation, the fair value of derivatives, unrealized investment gains and losses and minimum pension liability.

Accumulated other comprehensive loss at September 30, 2010 and 2009 consisted of the following:

	2010	2009
Cumulative foreign currency translation	$10,440	$22,392
Fair value of derivatives, net of tax of $1,734 and $2,226, respectively	(2,711)	(3,482)
Minimum pension liability, net of tax of $28,454 and $30,965, respectively	(44,865)	(48,794)
	$(37,136)	$(29,884)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)
__________

9.	SHARE-BASED PAYMENTS:

The Company maintains a stock incentive plan (the “1992 Incentive Stock Plan”) that provided for grants of stock options, restricted shares and certain other types of stock-based awards.  In February 2008, the Company’s shareholders approved the adoption of a new plan, the 2007 Equity Incentive Plan (the “2007 Plan”), that provides for the grants of stock options, restricted shares, stock-based performance units and certain other types of stock-based awards. Under the 2007 Plan, which has a ten-year term, the maximum number of shares available for grants or awards is an aggregate of 2,200,000.  There will be no further grants under the 1992 Incentive Stock Plan.  At September 30, 2010, there were 1,534,764 shares reserved for future issuance under the 2007 Plan. Both plans are administered by the Compensation Committee of the Board of Directors.

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

For the years ended September 30, 2010, 2009 and 2008, stock-based compensation cost totaled $6,567, $5,822 and $4,899, respectively.  The associated future income tax benefit recognized was $2,561, $2,270 and $1,911 for the years ended September 30, 2010, 2009 and 2008, respectively.

The amount of cash received from the exercise of stock options was $1,502, $1,206 and $19,192, for the years ended September 30, 2010, 2009 and 2008, respectively. In connection with these exercises, the tax benefits realized by the Company were $264, $260 and $5,111 for the years ended September 30, 2010, 2009 and 2008, respectively.

The transactions for restricted stock for the year ended September 30, 2010 were as follows:

		Weighted-
		average
		grant-date
	Shares	fair value
Non-vested at September 30, 2009	271,656	$37.61
Granted	178,009	33.65
Vested	(3,460)	34.58
Expired or forfeited	(8,763)	35.54
Non-vested at September 30, 2010	437,442	36.06

As of September 30, 2010, the total unrecognized compensation cost related to unvested restricted stock was $4,256 which is expected to be recognized over a weighted-average period of 1.5 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)
__________

9.	SHARE-BASED PAYMENTS (continued)

The transactions for shares under options for the year ended September 30, 2010 were as follows:

			Weighted-
		Weighted-	average	Aggregate
		average	remaining	intrinsic
	Shares	exercise price	contractual term	value
Outstanding, September 30, 2009	1,224,909	$35.94
Granted	-	-
Exercised	(62,617)	24.01
Expired or forfeited	(208,966)	37.79
Outstanding, September 30, 2010	953,326	36.32	4.9	$-
Exercisable, September 30, 2010	652,174	34.89	4.4	$310

The fair value of option shares earned was $3,120, $2,722 and $4,906 during the years ended September 30, 2010, 2009 and 2008, respectively.  The intrinsic value of options (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during the years ended September 30, 2010, 2009 and 2008 was $747, $753 and $13,422, respectively.

The transactions for non-vested option shares for the year ended September 30, 2010 were as follows:

		Weighted-
		average
		grant-date
	Shares	fair value
Non-vested at September 30, 2009	673,035	$12.17
Granted	-	-
Vested	(283,018)	11.03
Expired or forfeited	(88,865)	9.79
Non-vested at September 30, 2010	301,152	13.95

As of September 30, 2010, the total unrecognized compensation cost related to non-vested stock options was approximately $330.   This cost is expected to be recognized over a weighted-average period of 1.0 years in accordance with the vesting periods of the options.

The fair value of each restricted stock grant is estimated on the date of grant using a binomial lattice valuation model.  The following table indicates the assumptions used in estimating fair value of restricted stock for the years ended September 30, 2010, 2009 and 2008.

	2010	2009	2008
Expected volatility	30.0%	27.0%	24.0%
Dividend yield	.8%	.6%	.6%
Average risk-free interest rate	2.3%	2.4%	3.6%
Average expected term (years)	2.2	2.3	2.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)
__________

9.	SHARE-BASED PAYMENTS (continued)

The risk-free interest rate is based on United States Treasury yields at the date of grant. The dividend yield is based on the most recent dividend payment and average stock price over the 12 months prior to the grant date.  Expected volatilities are based on the historical volatility of the Company’s stock price.  The expected term for grants in the years ended September 30, 2010, 2009 and 2008 represents an estimate of the average period of time for restricted shares to vest.  Separate employee groups and award characteristics are considered separately for valuation purposes.

Under the Company’s Director Fee Plan, directors (except for the Chairman of the Board) who are not also officers of the Company each receive, as an annual retainer fee, either cash or shares of the Company's Class A Common Stock equivalent to $60.  The equivalent amount paid to a non-employee Chairman of the Board is $130. Where the annual retainer fee is provided in shares, each director may elect to be paid these shares on a current basis or have such shares credited to a deferred stock account as phantom stock, with such shares to be paid to the director subsequent to leaving the Board.  The value of deferred shares is recorded in other liabilities.  A total of 25,013 shares had been deferred under the Director Fee Plan at September 30, 2010.  Additionally, directors who are not also officers of the Company each receive an annual stock-based grant (non-statutory stock options, stock appreciation rights and/or restricted shares) with a value of $70.  A total of 22,300 stock options have been granted under the plan.  At September 30, 2010, 17,800 options were outstanding and vested. Additionally, 51,525 shares of restricted stock have been granted under the plan, 23,420 of which were unvested at September 30, 2010.  A total of 300,000 shares have been authorized to be issued under the Director Fee Plan.

10.  EARNINGS PER SHARE:

	2010	2009	2008

Net income attributable to Matthews shareholders	$69,057	$57,732	$79,484

Weighted-average common shares outstanding	29,655,802	30,245,343	30,927,719

Dilutive securities, stock options and restricted stock	242,550	189,727	230,584

Diluted weighted-average common shares outstanding	29,898,352	30,435,070	31,158,303

Basic earnings per share	$2.32	$1.91	$2.57

Diluted earnings per share	$2.31	$1.90	$2.55

Options to purchase 802,189 and 764,650 shares of common stock were not included in the computation of diluted earnings per share for the year ended September 30, 2010 and 2009, respectively, because the inclusion of these options would be anti-dilutive.  There were no anti-dilutive securities in the year ended September 30, 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)
__________

11.	PENSION AND OTHER POSTRETIREMENT PLANS:

The Company provides defined benefit pension and other postretirement plans to certain employees. On September 30, 2007, the Company adopted the FASB guidance on accounting for defined benefit pension and other postretirement plans. The following provides a reconciliation of benefit obligations, plan assets and funded status of the plans as of the Company’s actuarial valuation as of September 30, 2010:

	Pension		Other Postretirement
	2010	2009	2010	2009
Change in benefit obligation:
Benefit obligation, beginning	$138,935	$108,631	$25,650	$21,887
Effect of change to fiscal year-end valuation	-	(6,322)	-	(953)
Adjusted balance, beginning of year	138,935	102,309	25,650	20,934
Service cost	4,489	3,366	691	572
Interest cost	7,495	7,496	1,383	1,542
Assumption changes	2,034	33,600	683	4,890
Actuarial gain	(1,677)	(2,638)	(3,214)	(1,507)
Benefit payments	(5,367)	(5,198)	(793)	(781)
Benefit obligation, ending	145,909	138,935	24,400	25,650

Change in plan assets:
Fair value, beginning	84,428	90,516	-	-
Effect of change to fiscal year-end valuation	-	(6,057)	-	-
Adjusted balance, beginning of year	84,428	84,459	-	-
Actual return	6,036	(7,792)	-	-
Benefit payments	(5,367)	(5,198)	(793)	(781)
Employer contributions	9,772	12,959	793	781
Fair value, ending	94,869	84,428	-	-

Funded status:	(51,040)	(54,506)	(24,400)	(25,650)
Unrecognized actuarial loss	68,793	72,996	6,810	8,467
Unrecognized prior service cost	227	251	(2,083)	(1,414)
Net amount recognized	$17,980	$18,741	$(19,673)	$(18,597)

Amounts recognized in the consolidated balance sheet:
Current liability	$(765)	$(772)	$(1,093)	$(1,051)
Noncurrent benefit liability	(50,275)	(53,734)	(23,307)	(24,599)
Accumulated other comprehensive loss	69,020	73,247	4,727	7,053
Net amount recognized	$17,980	$18,741	$(19,673)	$(18,597)

Amounts recognized in accumulated
other comprehensive loss:
Net actuarial loss	$68,793	$72,996	$6,810	$8,467
Prior service cost	227	251	(2,083)	(1,414)
Net amount recognized	$69,020	$73,247	$4,727	$7,053

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)
__________

11.	PENSION AND OTHER POSTRETIREMENT PLANS (continued)

Based upon actuarial valuations performed as of September 30, 2010 and 2009, the accumulated benefit obligation for the Company’s defined benefit pension plans was $130,342 and $120,825 at September 30, 2010 and 2009, respectively, and the projected benefit obligation for the Company’s defined benefit pension plans was $145,909 and $138,935 at September 30, 2010 and 2009, respectively.

Net periodic pension and other postretirement benefit cost for the plans included the following:

	Pension			Other Postretirement
	2010	2009	2008	2010	2009	2008

Service cost	$4,489	$3,366	$4,107	$691	$572	$585
Interest cost	7,495	7,496	7,042	1,383	1,542	1,391
Expected return on plan assets	(6,982)	(7,593)	(7,454)	-	-	-
Amortization:
Prior service cost	24	28	28	(726)	(1,297)	(1,287)
Net actuarial loss	5,395	1,759	1,220	521	294	486
Net benefit cost	$10,421	$5,056	$4,943	$1,869	$1,111	$1,175

Benefit payments under the Company’s principal retirement plan are made from plan assets, while benefit payments under the supplemental retirement plan and postretirement benefit plan are made from the Company’s operating cash.  Under I.R.S. regulations, the Company was not required to make any significant contributions to its principal retirement plan in fiscal 2010, however, the Company made a contribution of $9,000 to its principal retirement plan. The Company is not required to make any significant contributions to its principal retirement plan in fiscal 2011.   Contributions of $772 and $793 were made under the Company’s supplemental retirement plan and postretirement benefit plan, respectively, in fiscal 2010.

Amounts of AOCL expected to be recognized in net periodic benefit costs in fiscal 2011 include:

		Other
	Pension	Postretirement
	Benefits	Benefits

Net actuarial loss	$5,372	$407
Prior service cost	26	(476)

The measurement date of annual actuarial valuations for the Company’s principal retirement and other postretirement benefit plans was September 30 for fiscal 2010 and fiscal 2009, and July 31 (plan year-end) for fiscal 2008.  The weighted-average assumptions for those plans were:

	Pension			Other Postretirement
	2010	2009	2008	2010	2009	2008
Discount rate	5.25%	5.50%	7.00%	5.25%	5.50%	7.00%
Return on plan assets	8.00	8.50	8.50	-	-	-
Compensation increase	3.50	4.25	4.25	-	-	-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)
__________

11.	PENSION AND OTHER POSTRETIREMENT PLANS (continued)

The underlying basis of the investment strategy of the Company’s defined benefit plans is to ensure the assets are invested to achieve a positive rate of return over the long term sufficient to meet the plans’ actuarial interest rate and provide for the payment of benefit obligations and expenses in perpetuity in a secure and prudent fashion, maintain a prudent risk level that balances growth with the need to preserve capital, diversify plan assets so as to minimize the risk of large losses or excessive fluctuations in market value from year to year, achieve investment results over the long term that compare favorably with other pension plans and appropriate indices.  The Company’s investment policy, as established by the Company's pension board, specifies the types of investments appropriate for the plans, asset allocation guidelines, criteria for the selection of investment managers, procedures to monitor overall investment performance as well as investment manager performance.  It also provides guidelines enabling plan fiduciaries to fulfill their responsibilities.

The Company’s primary defined benefit pension plan’s weighted average asset allocation at September 30, 2010 and 2009 and weighted average target allocation were as follows:

	Plan Assets at		Target
Asset Category	2010	2009	Allocation
Equity securities	$49,941	$43,079	50%
Fixed income, cash and cash equivalents	32,716	29,878	30%
Other investments	12,212	11,471	20%
	$94,869	$84,428	100%

Plan assets in the fixed income, cash and cash equivalents category include cash of 10% and 14% at September 30, 2010 and 2009, respectively, which reflects cash contributions to the Company’s principal pension plan immediately prior to the end of fiscal 2010 and 2009.

Based on an analysis of the historical performance of the plan's assets and information provided by its independent investment advisor, the Company set the long-term rate of return assumption for these assets at 8.0% in 2010 for purposes of determining pension cost and funded status under current guidance.  The Company’s discount rate assumption used in determining the present value of the projected benefit obligation is based upon published indices.

As of September 30, 2010, the Company adopted new accounting guidance requiring additional disclosures for plan assets of defined pension plans.  As required by the guidance, the Company categorized plan assets within a three level fair value hierarchy (see Note 3 for a further discussion of the fair value hierarchy). The valuation methodologies used to measure the fair value of pension assets, including the level in the fair value hierarchy in which each type of pension plan asset is classified follows.

Equity securities consist of direct investments in the stocks of publicly traded companies.  Such investments are valued based on the closing price reported in an active market on which the individual securities are traded.  As such, the direct investments are classified as Level 1.

Mutual funds are valued at the net asset values of shares held by the Plan at year end.  As such, these mutual fund investments are classified as Level 1.

Fixed income securities consist of publicly traded fixed interest obligations (primarily U.S. government notes and corporate and agency bonds).  Such investments are valued through consultation and evaluation with brokers in the institutional market using quoted prices and other observable market data.  As such, U.S. government notes are included in Level 1, and the remainder of the fixed income securities is included in Level 2.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)
__________

11.	PENSION AND OTHER POSTRETIREMENT PLANS (continued)

Cash and cash equivalents consist of direct cash holdings and short-term money market mutual funds.  These values are valued based on cost, which approximates fair value, and as such, are classified as Level 1.

Other investments consist primarily of real estate, commodities, private equity holdings and hedge fund investments.  These holdings are valued by investment managers based on the most recent information available. The valuation information used by investment managers may not be readily observable. As such, these investments are classified as Level 3.

Asset Category	Level 1	Level 2	Level 3	Total
Equity securities - stocks	$23,638	$-	$-	$23,638
Equity securities – mutual funds	26,303	-	-	26,303
Fixed income securities	2,817	13,261	-	16,078
Cash and cash equivalents	16,638	-	-	16,638
Other investments	-	-	12,212	12,212
Total	$69,396	$13,261	$12,212	$94,869

Changes in the fair value of Level 3 assets are summarized as follows:

	Fair Value					Fair Value
	September 30,			Realized	Unrealized	September 30,
Asset Category	2009	Acquisitions	Dispositions	Losses	Gains	2010

Other investments	$11,471	$2,700	$(2,000)	$(272)	$313	$12,212

Benefit payments expected to be paid are as follows:

		Other
	Pension	Postretirement
Years ending September 30:	Benefits	Benefits

2011	$5,609	$1,093
2012	5,928	1,172
2013	6,216	1,283
2014	6,593	1,393
2015	6,954	1,483
2016-2019	42,348	8,939
	$73,648	$15,363

For measurement purposes, a rate of increase of 7.0% in the per capita cost of health care benefits was assumed for 2011; the rate was assumed to decrease gradually to 5.0% for 2030 and remain at that level thereafter.  Assumed health care cost trend rates have a significant effect on the amounts reported.  An increase in the assumed health care cost trend rates by one percentage point would have increased the accumulated postretirement benefit obligation as of September 30, 2010 by $1,206 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year then ended by $141.  A decrease in the assumed health care cost trend rates by one percentage point would have decreased the accumulated postretirement benefit obligation as of September 30, 2010 by $1,067 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year then ended by $123.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)
__________

12.	INCOME TAXES:

The provision for income taxes consisted of the following:

	2010	2009	2008
Current:
Federal	$20,898	$15,896	$22,270
State	3,191	1,584	4,735
Foreign	9,325	5,963	8,756
	33,414	23,443	35,761
Statutory rate changes	-	-	(1,882)
Deferred	5,225	7,870	9,152
Total	$38,639	$31,313	$43,031

	2010	2009
Deferred tax assets:
Postretirement benefits	$9,516	$10,014
Environmental reserve	2,649	2,854
Pension costs	19,112	20,463
Deferred compensation	5,898	1,752
Stock options	7,436	5,361
Other	16,162	16,772
	60,773	57,216
Deferred tax liabilities:
Depreciation	(1,018)	(365)
Goodwill	(41,281)	(35,605)
Other	(2,203)	(331)
	(44,502)	(36,301)

Net deferred tax asset	$16,271	$20,915

The reconciliation of the federal statutory tax rate to the consolidated effective tax rate was as follows:

	2010	2009	2008
Federal statutory tax rate	35.0%	35.0%	35.0%
Effect of state income taxes, net of federal deduction	2.6	2.9	3.2
Foreign taxes (less than) in excess of federal statutory rate	(0.7)	(1.8)	(0.6)
Changes in statutory tax rates	-	-	(1.5)
Other	(1.9)	(1.7)	(1.6)
Effective tax rate	35.0%	34.4%	34.5%

The Company's foreign subsidiaries had income before income taxes for the years ended September 30, 2010, 2009 and 2008 of approximately $36,040, $24,815 and $24,326, respectively.  At September 30, 2010, undistributed earnings of foreign subsidiaries for which deferred U.S. income taxes have not been provided approximated $139,730.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)
__________

12.           INCOME TAXES (continued)

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

Changes in the total amount of gross unrecognized tax benefits (excluding penalties and interest) are as follows:

	2010	2009	2008
Balance beginning of year	$3,575	$4,370	$4,495
Increases for tax positions of prior years	437	120	1,047
Decreases for tax positions of prior years	(506)	(607)	(1,174)
Increases based on tax positions related to the current year	355	674	682
Decreases due to settlements with taxing authorities	(57)	(542)	(225)
Decreases due to lapse of statute of limitation	(382)	(440)	(455)
Balance end of year	$3,422	$3,575	$4,370

The Company had unrecognized tax benefits of $3,422 and $3,575 at September 30, 2010 and 2009, respectively, all of which, if recorded, would impact the annual effective tax rate.  It is reasonably possible that the amount of unrecognized tax benefits could change by approximately $362 in the next 12 months primarily due to expiration of statutes related to specific tax positions.

The Company classifies interest and penalties on tax uncertainties as a component of the provision for income taxes. For fiscal 2010, the Company included a net decrease of $426 in interest and penalties as a component of the provision for income taxes. Total penalties and interest accrued were $2,412 and $2,838 at September 30, 2010 and 2009, respectively.  These accruals may potentially be applicable in the event of an unfavorable outcome of uncertain tax positions.

The Company is currently under examination in several tax jurisdictions and remains subject to examination until the statute of limitation expires for those tax jurisdictions.  As of September 30, 2010, the tax years that remain subject to examination by major jurisdiction generally are:

United States - Federal	2007 and forward
United States - State	2007 and forward
Canada	2006 and forward
Europe	2002 and forward
United Kingdom	2009 and forward
Australia	2006 and forward
Asia	2004 and forward

13.	COMMITMENTS AND CONTINGENT LIABILITIES:

The Company operates various production, warehouse and office facilities and equipment under operating lease agreements.  Annual rentals under these and other operating leases were $15,030, $14,881 and $16,938 in fiscal 2010, 2009 and 2008, respectively.  Future minimum rental commitments under non-cancelable operating lease arrangements for fiscal years 2011 through 2015 are $8,445, $5,690, $4,294, $1,945 and $911, respectively.

The Company is party to various legal proceedings, the eventual outcome of which are not predictable.  Although the ultimate disposition of these proceedings is not presently determinable, management is of the opinion that they should not result in liabilities in an amount which would materially affect the Company’s consolidated financial position, results of operations or cash flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)
__________

13.	COMMITMENTS AND CONTINGENT LIABILITIES (continued)

The Company has employment agreements with certain employees, the terms of which expire at various dates between 2010 and 2015.  The agreements generally provide for base salary and bonus levels and include non-compete provisions.  The aggregate commitment for salaries under these agreements at September 30, 2010 was $16,571.

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

At September 30, 2010, an accrual of $6,789 had been recorded for environmental remediation (of which $828 was classified in other current liabilities), representing management's best estimate of the probable and reasonably estimable costs of the Company's known remediation obligations.  The accrual, which reflects previously established reserves assumed with the acquisition of York and additional reserves recorded as a purchase accounting adjustment, does not consider the effects of inflation and anticipated expenditures are not discounted to their present value.  While final resolution of these contingencies could result in costs different than current accruals, management believes the ultimate outcome will not have a significant effect on the Company's consolidated results of operations or financial position.

15.	SUPPLEMENTAL CASH FLOW INFORMATION:

Changes in working capital items as presented in the Consolidated Statements of Cash Flows consisted of the following:

	2010	2009	2008
Current assets:
Accounts receivable	$(7,715)	$8,828	$(6,677)
Inventories	(1,613)	4,751	9,361
Other current assets	(1,630)	(2,940)	(1,729)
	(10,958)	10,639	955
Current liabilities:
Trade accounts payable	3,681	1,444	(1,418)
Accrued compensation	3,188	(4,791)	6,314
Accrued income taxes	4,863	(3,602)	5,544
Customer prepayments	3,942	(974)	(2,397)
Other current liabilities	(4,781)	(4,547)	(9,848)
	10,893	(12,470)	(1,805)
Net change	$(65)	$(1,831)	$(850)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)
__________

16.	SEGMENT INFORMATION:

The Company's products and operations consist of two principal businesses that are comprised of three operating segments each, as described under Nature of Operations (Note 1):  Memorialization Products (Bronze, Casket, Cremation) and Brand Solutions (Graphics Imaging, Marking Products, Merchandising Solutions).  Management evaluates segment performance based on operating profit (before income taxes) and does not allocate non-operating items such as investment income, interest expense, other income (deductions), net and noncontrolling interests.

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

Information about the Company's segments follows:

	Memorialization			Brand Solutions
				Graphics	Marking	Merchandising
	Bronze	Casket	Cremation	Imaging	Products	Solutions	Other	Consolidated

Sales to external customers:
2010	$224,247	$210,279	$39,356	$239,957	$51,069	$56,921	$-	$821,829
2009	215,934	203,247	30,909	234,966	42,355	53,497	-	780,908
2008	243,063	219,792	26,665	203,703	60,031	65,369	-	818,623

Intersegment sales:
2010	272	218	4,558	1	16	281	-	5,346
2009	192	276	4,182	64	30	34	-	4,778
2008	213	542	3,883	30	32	45	-	4,745

Depreciation and amortization:
2010	2,442	6,623	246	13,234	526	1,850	2,401	27,322
2009	4,136	7,081	251	14,677	614	2,088	1,445	30,292
2008	3,182	7,840	179	9,716	691	2,433	894	24,935

Operating profit:
2010	56,167	26,242	4,910	21,077	5,817	2,368	-	116,581
2009	57,598	17,716	5,036	19,217	1,500	(56)	-	101,011
2008	71,576	23,339	5,474	18,617	9,137	4,809	-	132,952

Total assets:
2010	194,110	290,123	29,316	319,480	36,740	54,876	69,180	993,825
2009	182,194	253,012	22,541	337,407	39,569	51,492	63,438	949,653
2008	168,050	264,607	11,990	339,308	48,514	56,714	25,099	914,282

Capital expenditures:
2010	6,107	1,117	253	8,058	450	1,028	4,424	21,437
2009	3,017	2,648	138	8,011	251	492	4,853	19,410
2008	1,369	1,672	130	6,158	365	489	1,870	12,053

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)
__________

16.	SEGMENT INFORMATION (continued)

Information about the Company's operations by geographic area follows:

	United States	Mexico	Canada	Europe	Australia	Asia	Consolidated

Sales to external customers:
2010	$520,083	$-	$14,000	$264,833	$11,160	$11,753	$821,829
2009	498,782	-	11,995	251,823	9,647	8,661	780,908
2008	562,991	-	14,122	221,378	11,801	8,331	818,623

Long-lived assets:
2010	334,471	6,367	484	235,902	6,957	8,691	592,872
2009	303,342	5,685	466	256,271	3,987	8,529	578,280
2008	304,614	5,588	469	247,310	2,673	4,635	565,289

17.	ACQUISITIONS:

Fiscal 2010:

Acquisition spending, net of cash acquired, during the year ended September 30, 2010 totaled $32,323.  The acquisitions were not individually, or in the aggregate, material to the Company’s consolidated financial position or results of operations, and primarily included the following:

In August 2010, the Company acquired Newmark of Colorado and its affiliated companies (“Newmark”), a distributor of primarily York brand caskets in the West region of the United States.  The purchase price was $13,200, a significant portion of which is deferred, plus additional consideration of $1,900 contingent on operating performance over the next three years. The transaction was designed as an asset purchase and was intended to expand the Company’s casket distribution capabilities in the western United States.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)
__________

17.	ACQUISITIONS (continued)

Fiscal 2009:

Acquisition spending, net of cash acquired, during the year ended September 30, 2009 totaled $11,000.  The acquisitions were not individually, or in the aggregate, material to the Company’s consolidated financial position or results of operations.

In July 2009, the Company acquired an 80% interest in Tact Group Limited, a small graphics business headquartered in Hong Kong.  The acquisition was intended to expand the Company’s graphics imaging capabilities in Asia.

In December 2008, the Company acquired an 80% interest in Gem Matthews International s.r.l., a cremation equipment manufacturer in Italy.  The acquisition was intended to expand Matthews’ cremation equipment manufacturing capabilities in Europe.

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

In connection with its May 2008 acquisition of a 78% interest in Saueressig, the Company entered into an option agreement related to the remaining 22% interest in Saueressig.  The option agreement contained certain put and call provisions for the purchase of the remaining 22% interest in future years at a price to be determined by a specified formula based on future operating results of Saueressig.  During the third fiscal quarter of 2010, the Company reached an agreement to purchase the remaining 22% interest in Saueressig for 17.4 million Euros in October 2011. The Company has included the purchase price of 17.4 million Euros ($23,723) as a part of noncontrolling interests in the shareholders’ equity section of the Consolidated Balance Sheet as of September 30, 2010.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)
__________

18.	GOODWILL AND OTHER INTANGIBLE ASSETS (continued)

The Company performed its annual impairment reviews in the second quarters of fiscal 2010 and fiscal 2009 and determined that no adjustments to the carrying values of goodwill or other indefinite lived intangibles were necessary.  Changes to goodwill, net of accumulated amortization, during the years ended September 30, 2010 and 2009, follow.

				Graphics	Marking	Merchandising
	Bronze	Casket	Cremation	Imaging	Products	Solutions	Consolidated

Goodwill	$77,199	$121,437	$11,536	$139,994	$9,589	$9,138	$368,893
Accumulated impairment losses	(412)	-	(5,000)	(3,840)	-	-	(9,252)
Balance at September 30, 2008	76,787	121,437	6,536	136,154	9,589	9,138	359,641

Additions during period	1,266	1,459	2,041	17,685	379	-	22,830
Translation and other adjustments	1,242	-	310	1,184	12	-	2,748
Goodwill	79,707	122,896	13,887	158,863	9,980	9,138	394,471
Accumulated impairment losses	(412)	-	(5,000)	(3,840)	-	-	(9,252)
Balance at September 30, 2009	79,295	122,896	8,887	155,023	9,980	9,138	385,219

Additions during period	10,554	17,657	2,968	(1,403)	129	-	29,905
Translation and other adjustments	(1,648)	-	(56)	(8,299)	59	-	(9,944)
Goodwill	88,613	140,553	16,799	149,161	10,168	9,138	414,432
Accumulated impairment losses	(412)	-	(5,000)	(3,840)	-	-	(9,252)
Balance at September 30, 2010	$88,201	$140,553	$11,799	$145,321	$10,168	$9,138	$405,180

In 2010, the addition to Bronze goodwill represents the acquisition of UMP; the addition to Casket goodwill primarily represents the acquisitions of Newmark, A.J. Distribution and Reynoldsville; the addition to Cremation goodwill represents the acquisition of FCC; and the change in Graphics Imaging goodwill represents the effect of an adjustment to the purchase price for Saueressig.

In 2009, the addition to Bronze goodwill reflects the acquisition of a small bronze manufacturer in Europe; the addition to Casket goodwill reflects the acquisition of a small casket distributor in the United States; the addition to Cremation goodwill reflects the acquisition of a small cremation equipment manufacturer in Europe; the addition to Graphics Imaging goodwill principally represents the effect of adjustments to the allocation of purchase price for the Saueressig acquisition; and the addition to Marking Products goodwill reflects the acquisition of a small distributor in Europe.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)
__________

18.           GOODWILL AND OTHER INTANGIBLE ASSETS (continued)

The following tables summarize the carrying amounts and related accumulated amortization for intangible assets as of September 30, 2010 and 2009, respectively.

	Carrying	Accumulated
	Amount	Amortization	Net
September 30, 2010:
Trade names	$24,314	$- *	$24,314
Trade names	1,689	(780)	909
Customer relationships	40,607	(10,674)	29,933
Copyrights/patents/other	8,984	(6,198)	2,786
	$75,594	$(17,652)	$57,942

September 30, 2009:
Trade names	$24,418	$- *	$24,418
Trade names	1,598	(458)	1,140
Customer relationships	35,568	(8,232)	27,336
Copyrights/patents/other	7,777	(5,670)	2,107
	$69,361	$(14,360)	$55,001
*Not subject to amortization

The net change in intangible assets during fiscal 2010 included an increase for the acquisitions of UMP, A.J. Distribution, Reynoldsville, and Newmark offset by the impact of changes in foreign currency exchange rates and additional amortization.  The change in intangible assets during fiscal 2009 was primarily due to the impact of fluctuations in foreign currency exchange rates on intangible assets denominated in foreign currencies and additional amortization.

Amortization expense on intangible assets was $3,720, $4,310, and $3,536 in fiscal 2010, 2009 and 2008, respectively.   Fiscal year amortization expense is estimated to be $3,416 in 2011, $2,987 in 2012, $2,667 in 2013, $2,506 in 2014, and $2,345 in 2015.

19.	ACCOUNTING PRONOUNCEMENTS:

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

In December 2007, the FASB issued new guidance regarding business combinations.  This guidance requires recognition and measurement of the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in a business combination, goodwill acquired or a gain from a bargain purchase.  It is effective for fiscal years beginning on or after December 15, 2008 and is to be applied prospectively.  The Company adopted the new guidance effective October 1, 2009.  See Note 18.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)
__________

19.           ACCOUNTING PRONOUNCEMENTS (continued)

In December 2007, the FASB issued new guidance regarding noncontrolling interests in consolidated financial statements.  This guidance establishes accounting and reporting standards for the noncontrolling interest in a subsidiary. It requires that consolidated net income reflect the amounts attributable to both the parent and the noncontrolling interest, and also includes additional disclosure requirements. It is effective for fiscal years beginning on or after December 15, 2008 and is to be applied prospectively as of the beginning of the fiscal year in which the guidance is initially applied, except for the presentation and disclosure requirements which shall be applied retrospectively for all periods presented.  The Company adopted the new guidance effective October 1, 2009, as reflected in the Consolidated Balance Sheets, the Consolidated Statements of Income and the Consolidated Statements of Changes in Stockholder’s Equity.

In May 2009 and as updated in February 2010, the FASB issued new guidance regarding subsequent events.  The guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  The statement is effective for interim or annual financial periods ending after June 15, 2009.  Accordingly, the Company adopted these changes as of June 30, 2009.  The adoption had no material impact on the Company’s consolidated results of operations or financial condition.  See Note 20.

In December 2008, the FASB issued changes to employers’ disclosures about postretirement benefit plan assets. These changes require enhanced disclosures regarding assets in defined benefit pension or other postretirement plans.  It is effective for fiscal years ending after December 31, 2009.  The Company adopted the new guidance effective October 1, 2009.  See Note 11.

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

20.           SUBSEQUENT EVENTS:

In October 2010, the Company acquired Freeman Metal Products, Inc. and its affiliated companies, a manufacturer and distributor of caskets.  The purchase price for the acquisition was $22,800, plus additional consideration up to $8,000 contingent on operating performance over the next three years.  The transaction was intended to provide synergies in the manufacturing and distribution of caskets and expand the Company’s market presence in the Southeast and South Central regions of the United States.

SUPPLEMENTARY FINANCIAL INFORMATION

Selected Quarterly Financial Data (Unaudited):

The following table sets forth certain items included in the Company's unaudited consolidated financial statements for each quarter of fiscal 2010 and fiscal 2009.

	Quarter Ended
	December 31	March 31	June 30	September 30	Year Ended September 30
	(Dollar amounts in thousands, except per share data)
FISCAL YEAR 2010:

Sales	$192,973	$200,866	$213,329	$214,661	$821,829

Gross profit	73,390	77,781	84,969	87,247	323,387

Operating profit	22,176	27,118	34,514	32,773	116,581

Net income attributable to Matthews shareholders	12,996	15,931	20,411	19,719	69,057

Earnings per share	$.43	$.53	$.68	$.67	$2.31

FISCAL YEAR 2009:

Sales	$191,286	$197,362	$192,047	$200,213	$780,908

Gross profit	67,852	73,117	75,466	78,342	294,777

Operating profit	20,079	23,439	29,810	27,683	101,011

Net income attributable to Matthews shareholders	11,289	12,742	18,068	15,633	57,732

Earnings per share	$.37	$.42	$.60	$.52	$1.90

FINANCIAL STATEMENT SCHEDULE

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at		Charged to
	beginning of	Charged to	other		Balance at
Description	period	expense	Accounts(1)	Deductions(2)	end of period
	(Dollar amounts in thousands)
Allowance for Doubtful Accounts:
Fiscal Year Ended:
September 30, 2010	$12,630	$1,602	$737	$(3,708)	$11,261
September 30, 2009	11,538	4,320	-	(3,228)	12,630
September 30, 2008	11,160	1,712	885	(2,219)	11,538

(1)	Amount comprised principally of acquisitions and purchase accounting adjustments in connection with acquisitions.
(2)	Amounts determined not to be collectible (including direct write-offs), net of recoveries.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no changes in accountants or disagreements on accounting or financial disclosure between the Company and PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, for the fiscal years ended September 30, 2010, 2009 and 2008.

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

Management, under the supervision and with the participation of our Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures in effect as of September 30, 2010. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2010, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that material information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, and that such information is recorded, processed, summarized and properly reported within the appropriate time period, relating to the Company and its consolidated subsidiaries, required to be included in the Exchange Act reports, including this Annual Report on Form 10-K.

(b) Management’s Report on Internal Control over Financial Reporting.

Management’s Report on Internal Control over Financial Reporting is included in Management’s Report to Shareholders in Item 8 of this Annual Report on Form 10-K.

(c) Attestation Report of the Registered Public Accounting Firm.

The Company’s internal control over financial reporting as of September 30, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 of this Annual Report on
Form 10-K.

(d) Changes in Internal Control over Financial Reporting.

There have been no changes in the Company’s internal controls over financial reporting that occurred during the fourth fiscal quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART III

ITEM 10. DIRECTORS, OFFICERS and EXECUTIVE MANAGEMENT OF THE REGISTRANT.

In addition to the information reported in Part I of this Form 10-K, under the caption “Officers and Executive Management of the Registrant”, the information required by this item as to the directors of the Company is hereby incorporated by reference from the information appearing under the captions “General Information Regarding Corporate Governance – Audit Committee”, “Proposal No. 1 – Elections of Directors” and “Compliance with Section 16(a) of the Exchange Act” in the Company’s definitive proxy statement, which involves the election of the directors and is to be filed with the Securities and Exchange Commission pursuant to the Exchange Act of 1934, as amended, within 120 days of the end of the Company’s fiscal year ended September 30, 2010.

The Company’s Code of Ethics Applicable to Executive Management is set forth in Exhibit 14.1 hereto.

ITEM 11.  EXECUTIVE COMPENSATION.

The information required by this item as to the compensation of directors and executive management of the Company is hereby incorporated by reference from the information appearing under the captions “Compensation of Directors” and “Executive Compensation and Retirement Benefits” in the Company’s definitive proxy statement which involves the election of directors and is to be filed with the Commission pursuant to the Exchange Act, within 120 days of the end of the Company’s fiscal year ended September 30, 2010.  The information contained in the “Compensation Committee Report” is specifically not incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by this item as to the ownership by management and others of securities of the Company is hereby incorporated by reference from the information appearing under the caption “Stock Ownership” in the Company’s definitive proxy statement which involves the election of directors and is to be filed with the Commission pursuant to the Exchange Act, within 120 days of the end of the Company’s fiscal year ended September 30, 2010.

Equity Compensation Plans:

The Company maintains a stock incentive plan (the “1992 Incentive Stock Plan”) that provided for grants of stock options, restricted shares and certain other types of stock-based awards.  In February 2008, the Company’s shareholders approved the adoption of a new plan, the 2007 Equity Incentive Plan (the “2007 Plan”), that provides for the grants of stock options, restricted shares, stock-based performance units and certain other types of stock-based awards. Under the 2007 Plan, which has a ten-year term, the maximum number of shares available for grants or awards is an aggregate of 2,200,000.  There will be no further grants under the 1992 Incentive Stock Plan.  At September 30, 2010, there were 1,521,992 shares reserved for future issuance under the 2007 Plan. Both plans are administered by the Compensation Committee of the Board of Directors.

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

Under the Company’s Director Fee Plan, directors (except for the Chairman of the Board) who are not also officers of the Company each receive, as an annual retainer fee, either cash or shares of the Company's Class A Common Stock equivalent to $60,000. The equivalent amount paid to a non-employee Chairman of the Board is $130,000. Where the annual retainer fee is provided in shares, each director may elect to be paid these shares on a current basis or have such shares credited to a deferred stock account as phantom stock, with such shares to be paid to the director subsequent to leaving the Board. The value of deferred shares is recorded in other liabilities.  A total of 25,013 shares had been deferred under the Director Fee Plan at September 30, 2010.  Additionally, directors who are not also officers of the Company each receive an annual stock-based grant (non-statutory stock options, stock appreciation rights and/or restricted shares) with a value of $70,000.  A total of 22,300 stock options have been granted under the plan.  At September 30, 2010, 17,800 options were outstanding and vested. Additionally, 51,525 shares of restricted stock have been granted under the plan, 23,420 of which were unvested at September 30, 2010.  A total of 300,000 shares have been authorized to be issued under the Director Fee Plan.

The following table provides information about grants under the Company's equity compensation plans as of September 30, 2010:

	Equity Compensation Plan Information
			Number of securities
			remaining available
			for future issuance
	Number of securities	Weighted-average	under equity
	to be issued upon	exercise price	compensation plans
	exercise of	of outstanding	(excluding
	outstanding options,	options, warrants	securities reflected
Plan category	warrants and rights	and rights	in column (a))
	(a)	(b)	(c)
Equity compensation plans
approved by security holders:
1992 Stock Incentive Plan	953,326	$36.32	-	(1)
2007 Equity Incentive Plan	-	-	1,521,992	(2)
Employee Stock Purchase Plan	-	-	1,671,135	(3)
Director Fee Plan	42,813	35.13	140,762	(4)
Equity compensation plans not approved by security holders	None	None	None
Total	996,139	$36.30	3,333,889

(1)	As a result of the approval of the 2007 Equity Incentive Plan, no further grants or awards will be made under the 1992 Incentive Stock Plan.
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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this item as to certain relationships and transactions with management and other related parties of the Company is hereby incorporated by reference from the information appearing under the captions “Proposal No. 1 – Election of Directors” and “Certain Transactions” in the Company’s definitive proxy statement, which involves the election of directors and is to be filed with the Commission pursuant to the Exchange Act, within 120 days of the end of the Company’s fiscal year ended September 30, 2010.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item as to the fees billed and the services provided by the principal accounting firm of the Company is hereby incorporated by reference from the information appearing under the caption “Relationship with Independent Registered Public Accounting Firm” in the Company’s definitive proxy statement, which involves the election of directors and is to be filed with the Commission pursuant to  the Exchange Act within 120 days of the end of the Company’s fiscal year ended September 30, 2010.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) 1.  Financial Statements:

The following items are included in Part II, Item 8:

Pages
Management’s Report to Shareholders	35

Report of Independent Registered Public Accounting Firm	36

Consolidated Balance Sheets as of September 30, 2010 and 2009	37-38

Consolidated Statements of Income for the years ended September 30, 2010, 2009 and 2008	39

Consolidated Statements of Shareholders' Equity for the years ended September 30, 2010, 2009 and 2008	40

Consolidated Statements of Cash Flows for the years ended September 30, 2010, 2009 and 2008	41

Notes to Consolidated Financial Statements	42-66

Supplementary Financial Information (unaudited)	67

2.	Financial Statement Schedules:

Schedule II - Valuation and Qualifying Accounts is included on page 68 in Part II, Item 8 of this Annual Report on Form 10-K.

3.	Exhibits Filed:

The index to exhibits is on pages 75-76.

(b)	Reports on Form 8-K:

On July 23, 2010, Matthews filed a current report on Form 8-K under Item 2 in connection with a press release announcing its earnings for the third fiscal quarter of 2010.

On September 13, 2010, Matthews filed a current report on Form 8-K under Item 5 in connection with a press release announcing the resignation of Director Glenn R. Mahone.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 23, 2010.

MATTHEWS INTERNATIONAL CORPORATION
(Registrant)

By	/s/Joseph C. Bartolacci
Joseph C. Bartolacci
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on November 23, 2010:

/s/ Joseph C. Bartolacci	/s/ Steven F. Nicola
Joseph C. Bartolacci	Steven F. Nicola
President and Chief Executive Officer	Chief Financial Officer, Secretary
(Principal Executive Officer)	and Treasurer (Principal Financial
and Accounting Officer)

/s/ John D. Turner	/s/ Robert G. Neubert
John D. Turner, Chairman of the Board	Robert G. Neubert, Director

/s/ Katherine E. Dietze	/s/ John P. O'Leary, Jr.
Katherine E. Dietze, Director	John P. O'Leary, Jr., Director

/s/ Alvaro Garcia-Tunon	/s/ Martin Schlatter
Alvaro Garcia-Tunon, Director	Martin Schlatter, Director

Mr. Gregory S. Babe was elected to the Board of Directors on November 12, 2010.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
EXHIBITS
INDEX
__________

The following Exhibits to this report are filed herewith or, if marked with an asterisk (*), are incorporated by reference.  Exhibits marked with an "a" represent a management contract or compensatory plan, contract or arrangement required to be filed by Item 601(b)(10)(iii) of Regulation S-K.

Exhibit No.	Description	Prior Filing or Sequential Page Numbers Herein

3.1	Restated Articles of Incorporation *	Exhibit Number 3.1 to Form 10-K for the year ended September 30, 1994

3.2	Restated By-laws *	Exhibit Number 99.1 to Form 8-K dated October 18, 2007

4.1 a	Form of Revised Option Agreement of Repurchase (effective October 1, 1993) *	Exhibit Number 4.5 to Form 10-K for the year ended September 30, 1993

4.2	Form of Share Certificate for Class A Common Stock *	Exhibit Number 4.9 to Form 10-K for the year ended September 30, 1994

10.1	Revolving Credit Facility *	Exhibit Number 10.1 to Form 10-K for the year ended September 30, 2001

10.2	First Amendment to Revolving Credit Facility*	Exhibit Number 10.1 to Form 10-Q for the quarter ended March 31, 2004

10.3	Second Amendment to Revolving Credit Facility *	Exhibit Number 10.1 to Form 10-Q for the quarter ended December 31, 2004

10.4	Third Amendment to Revolving Credit Facility*	Exhibit Number 10.4 to Form 10-K for the year ended September 30, 2007

10.5 a	Supplemental Retirement Plan (as amended through April 23, 2009)	Filed Herewith

10.6 a	Officers Retirement Restoration Plan (effective April 23, 2009)*	Exhibit Number 10.6 to Form 10-K for the year ended September 30, 2009

10.7 a	1992 Stock Incentive Plan (as amended through April 25, 2006) *	Exhibit Number 10.1 to Form 10-Q for the quarter ended March 31, 2006

10.8 a	Form of Stock Option Agreement*	Exhibit Number 10.7 to Form 10-K for the year ended September 30, 2008

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES INDEX, Continued
_______

Exhibit No.	Description	Prior Filing or Sequential Page Numbers Herein

10.9 a	Form of Restricted Stock Agreement*	Exhibit Number 10.8 to Form 10-K for the year ended September 30, 2008

10.10 a	1994 Director Fee Plan (as amended through November 13, 2008)*	Exhibit Number 10.9 to Form 10-K for the year ended September 30, 2008

10.11 a	1994 Employee Stock Purchase Plan *	Exhibit Number 10.2 to Form 10-Q for the quarter ended March 31, 1995

10.12 a	2007 Equity Incentive Plan (as amended through September 26, 2008)*	Exhibit Number 10.11 to Form 10-K for the year ended September 30, 2008

10.13	Sale and Purchase Agreement by and among Mr. Jorg Christian Saueressig, Mr. Karl Wilhelm Saueressig, Mr. Jakob Heinrich Saueressig, Mr. Reinhart Zech Von Hymen and Matthews International Corporation*	Exhibit Number 10.1 to Form 8-K dated May 12, 2008

10.14	Sale and Purchase and Transfer Agreement Regarding the Sale and Purchase and Transfer of a Partnership Interest in Saueressig GmbH & Co. KG dated June 2, 2010	Filed Herewith

14.1	Form of Code of Ethics Applicable to Executive Management *	Exhibit Number 14.1 to Form 10-K for the year ended September 30, 2004

21	Subsidiaries of the Registrant	Filed Herewith

23	Consent of Independent Registered Public Accounting Firm	Filed Herewith

31.1	Certification of Principal Executive Officer for Joseph C. Bartolacci	Filed Herewith

31.2	Certification of Principal Financial Officer for Steven F. Nicola	Filed Herewith

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Joseph C. Bartolacci	Filed Herewith

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Steven F. Nicola	Filed Herewith

Copies of any Exhibits will be furnished to shareholders upon written request.  Requests should be directed to Mr. Steven F. Nicola, Chief Financial Officer, Secretary and Treasurer of the Registrant.