Form 10-Q
period 2010-12-31
MATTHEWS INTERNATIONAL CORP
filed 2011-02-03
CIK 63296

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-Q
☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Quarterly Period Ended December 31, 2010

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

As of January 31, 2011, shares of common stock outstanding were:

Class A Common Stock 29,587,092 shares

PART I - FINANCIAL INFORMATION
MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollar amounts in thousands, except per share data)

	December 31, 2010		September 30, 2010

ASSETS
Current assets:
Cash and cash equivalents		$53,724		$59,715
Short-term investments		1,394		1,395
Accounts receivable, net		139,410		151,038
Inventories		116,497		107,926
Deferred income taxes		1,662		1,666
Other current assets		14,121		13,915

Total current assets		326,808		335,655

Investments		15,674		13,642
Property, plant and equipment: Cost	309,531		308,630
Less accumulated depreciation	(181,969)		(178,880)
		127,562		129,750
Deferred income taxes		32,450		30,555
Other assets		20,904		21,101
Goodwill		427,994		405,180
Other intangible assets, net		59,327		57,942

Total assets		$1,010,719		$993,825

LIABILITIES
Current liabilities:
Long-term debt, current maturities		$11,561		$12,073
Accounts payable		38,351		36,308
Accrued compensation		27,787		39,062
Accrued income taxes		14,939		12,984
Other current liabilities		45,716		47,686

Total current liabilities		138,354		148,113

Long-term debt		236,626		225,256
Accrued pension		51,227		50,276
Postretirement benefits		23,612		23,307
Deferred income taxes		15,609		15,950
Environmental reserve		5,835		5,961
Other liabilities		37,589		31,234
Total liabilities		508,852		500,097

SHAREHOLDERS’ EQUITY
Shareholders' equity-Matthews:
Common stock	36,334		36,334
Additional paid-in capital	43,941		48,294
Retained earnings	632,768		621,923
Accumulated other comprehensive loss	(38,315)		(37,136)
Treasury stock, at cost	(203,916)		(207,470)
Total shareholders’ equity-Matthews		470,812		461,945
Noncontrolling interests		31,055		31,783
Total shareholders’ equity		501,867		493,728

Total liabilities and shareholders' equity		$1,010,719		$993,825

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended
	December 31,
	2010	2009

Sales	$207,344	$192,973
Cost of sales	(127,599)	(119,583)

Gross profit	79,745	73,390

Selling and administrative expenses	(57,779)	(51,214)

Operating profit	21,966	22,176

Investment income	1,151	1,195
Interest expense	(1,752)	(1,939)
Other deductions, net	(269)	(98)

Income before income taxes	21,096	21,334

Income taxes	(7,573)	(7,678)

Net income	13,523	13,656

Net income attributable to noncontrolling interests	(309)	(660)

Net income attributable to Matthews shareholders	$13,214	$12,996

Earnings per share attributable to Matthews shareholders:
Basic	$.46	$.43

Diluted	$.45	$.43

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
for the three months ended December 31, 2010 and 2009 (Unaudited)
(Dollar amounts in thousands, except per share data)

	Shareholders’ Equity - Matthews
				Accumulated
		Additional		Other		Non-
	Common	Paid-in	Retained	Comprehensive	Treasury	controlling
	Stock	Capital	Earnings	Income (Loss)	Stock	interests	Total
Balance, September 30, 2010	$36,334	$48,294	$621,923	$(37,136)	$(207,470)	$31,783	$493,728
Net income	-	-	13,214	-	-	309	13,523
Minimum pension liability	-	-	-	803	-	-	803
Translation adjustment	-	-	-	(2,459)	-	(451)	(2,910)
Fair value of derivatives	-	-	-	477	-	-	477
Total comprehensive income							11,893
Stock-based compensation	-	1,757	-	-	-	-	1,757
Purchase of 81,543 shares of treasury stock	-	-	-	-	(2,743)	-	(2,743)
Issuance of 208,076 shares of treasury stock	-	(6,110)	-	-	6,297	-	187
Dividends, $.08 per share	-	-	(2,369)	-	-	-	(2,369)
Distributions to noncontrolling interests						(586)	(586)
Balance, December 31, 2010	$36,334	$43,941	$632,768	$(38,315)	$(203,916)	$31,055	$501,867

	Shareholders’ Equity - Matthews
				Accumulated
		Additional		Other		Non-
	Common	Paid-in	Retained	Comprehensive	Treasury	controlling
	Stock	Capital	Earnings	Income (Loss)	Stock	interests	Total
Balance, September 30, 2009	$36,334	$47,436	$559,786	$(29,884)	$(179,454)	$4,676	$438,894
Net income	-	-	12,996	-	-	660	13,656
Minimum pension liability	-	-	-	789	-	-	789
Translation adjustment	-	-	-	(3,967)	-	(10)	(3,977)
Fair value of derivatives	-	-	-	399	-	-	399
Total comprehensive income							10,867
Stock-based compensation	-	1,609	-	-	-	-	1,609
Purchase of 146,636 shares of treasury stock	-	-	-	-	(5,143)	-	(5,143)
Issuance of 206,959 shares of treasury stock	-	(5,440)	-	-	6,169	-	729
Dividends, $.07 per share	-	-	(2,127)	-	-	-	(2,127)
Balance, December 31, 2009	$36,334	$43,605	$570,655	$(32,663)	$(178,428)	$5,326	$444,829

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended
	December 31,
	2010	2009

Cash flows from operating activities:
Net income	$13,523	$13,656
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,761	6,331
Gain on investments	(400)	(351)
(Gain) loss on sale of assets	(118)	46
Stock-based compensation expense	1,757	1,609
Change in deferred taxes	(867)	(1,083)
Changes in working capital items	(2,740)	6,824
Decrease (increase) in other assets	197	(2,421)
Decrease in other liabilities	(856)	(3,467)
Increase in pension and postretirement benefits	2,573	2,501

Net cash provided by operating activities	19,830	23,645

Cash flows from investing activities:
Capital expenditures	(3,748)	(4,176)
Proceeds from sale of assets	155	58
Acquisitions, net of cash acquired	(26,659)	(9,511)
Purchases of investments	(1,606)	(1,612)

Net cash used in investing activities	(31,858)	(15,241)

Cash flows from financing activities:
Proceeds from long-term debt	23,862	14,210
Payments on long-term debt	(12,048)	(12,822)
Proceeds from the sale of treasury stock	153	672
Purchases of treasury stock	(2,743)	(5,143)
Excess tax benefit of share-based compensation arrangements	34	56
Dividends	(2,369)	(2,127)
Distributions to noncontrolling interests	(586)	-

Net cash provided by (used in) financing activities	6,303	(5,154)

Effect of exchange rate changes on cash	(266)	(1,154)

Net change in cash and cash equivalents	$(5,991)	$2,096

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
December 31, 2010
(Dollar amounts in thousands, except per share data)

Note 1.   Nature of Operations

Matthews International Corporation ("Matthews" or the “Company”), founded in 1850 and incorporated in Pennsylvania in 1902, is a designer, manufacturer and marketer principally of memorialization products and brand solutions.  Memorialization products consist primarily of bronze and granite memorials, other memorialization products, caskets and cremation equipment for the cemetery and funeral home industries.  Brand solutions include graphics imaging products and services, marking products and merchandising solutions. The Company's products and operations are comprised of six business segments:  Bronze, Casket, Cremation, Graphics Imaging, Marking Products and Merchandising Solutions.  The Bronze segment is a leading manufacturer of cast bronze and granite memorials, other memorialization products, cast and etched architectural products and is a leading builder of mausoleums in the United States.  The Casket segment is a leading casket manufacturer and distributor in North America and produces a wide variety of wood and metal caskets.  The Cremation segment is a leading designer and manufacturer of cremation equipment and cremation caskets primarily in North America. The Graphics Imaging segment provides brand management, printing plates, gravure cylinders, pre-press services and imaging services for the primary packaging and corrugated industries.  The Marking Products segment designs, manufactures and distributes a wide range of marking and coding equipment and consumables, and industrial automation products for identifying, tracking and conveying various consumer and industrial products, components and packaging containers.  The Merchandising Solutions segment designs and manufactures merchandising displays and systems and provides creative merchandising and marketing solutions services.

The Company has manufacturing and marketing facilities in the United States, Mexico, Canada, Europe, Australia and Asia.

Note 2.   Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information for commercial and industrial companies and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three months ended December 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2011. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2010.  The consolidated financial statements include all domestic and foreign subsidiaries in which the Company maintains an ownership interest and has operating control.  All intercompany accounts and transactions have been eliminated.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
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

As of December 31, 2010 and September 30, 2010, the fair values of the Company’s assets and liabilities measured on a recurring basis are categorized as follows:

	December 31, 2010				September 30, 2010
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Short-term investments	$1,394	-	-	$1,394	$1,395	-	-	$1,395
Trading securities	13,776	-	-	13,776	11,770	-	-	11,770
Total assets at fair value	$15,170	-	-	$15,170	$13,165	-	-	$13,165

Liabilities:
Derivatives (1)	-	$3,662	-	$3,662	-	$4,445	-	$4,445
Total liabilities at fair value	-	$3,662	-	$3,662	-	$4,445	-	$4,445

(1) Interest rate swaps are valued based on observable market swap rates.

Note 4.   Inventories

Inventories consisted of the following:

	December 31, 2010	September 30, 2010

Materials and finished goods	$98,025	$93,737
Labor and overhead in process	18,472	14,189
	$116,497	$107,926

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 5.   Debt

On December 21, 2010, the Company entered into a new domestic Revolving Credit Facility with a syndicate of financial institutions.  The maximum amount of borrowings available under the new facility is $300,000 and borrowings under the facility bear interest at LIBOR plus a factor ranging from 1.00% to 1.50% based on the Company’s leverage ratio.  The facility’s maturity is December 2015.  The new facility replaced the Company’s $225,000 Revolving Credit Facility.  The leverage ratio is defined as net indebtedness divided by EBITDA (earnings before interest, taxes, depreciation and amortization).  The Company is required to pay an annual commitment fee ranging from .20% to .30% (based on the Company’s leverage ratio) of the unused portion of the facility.

The Revolving Credit Facility requires the Company to maintain certain leverage and interest coverage ratios.  A portion of the facility (not to exceed $25,000) is available for the issuance of commercial and standby letters of credit.  Outstanding borrowings on the Revolving Credit Facilities were $203,000 and $187,000 as of December 31, 2010 and September 30, 2010, respectively.  The weighted-average interest rate on outstanding borrowings on these facilities at December 31, 2010 and 2009 was 2.89% and 2.92%, respectively.

The Company has entered into the following interest rate swaps:

Date	Amount	Fixed Interest Rate	Interest Rate Spread at December 31, 2010	Maturity Date
September 2007	$25,000	4.77%	1.25%	September 2012
May 2008	30,000	3.72%	1.25%	September 2012
October 2008	20,000	3.46%	1.25%	October 2011

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

The fair value of the interest rate swaps reflected an unrealized loss of $3,662 ($2,234 after tax) at December 31, 2010 that is included in shareholders’ equity as part of accumulated other comprehensive income.  Assuming market rates remain constant with the rates at December 31, 2010, approximately $1,437 of the $2,234 loss included in accumulated other comprehensive income is expected to be recognized in earnings as an adjustment to interest expense over the next twelve months.

At December 31, 2010 and September 30, 2010, the interest rate swap contracts were reflected as a liability on the balance sheets.  The following derivatives are designated as hedging instruments:

Liability Derivatives
Balance Sheet Location:	December 31, 2010	September 30, 2010
Current liabilities:
Other current liabilities	$2,355	$2,623
Long-term liabilities
Other liabilities	1,307	1,822
Total derivatives	$3,662	$4,445

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 5.  Debt (continued)

The income recognized on derivatives was as follows:

	Location of	Amount of
Derivatives in	Gain or (Loss)	Gain or (Loss)
Cash Flow	Recognized in	Recognized in Income
Hedging	Income on	on Derivatives
Relationships	Derivative	Three Months Ended December 31,
		2010	2009

Interest rate swaps	Interest expense	$ (757)	$ (947)

The Company recognized the following gains or losses in accumulated other comprehensive loss (“OCL”):

Location of
Gain or
(Loss)
			Reclassified	Amount of Gain or (Loss)
			from	Reclassified from
	Amount of Gain or		Accumulated	Accumulated OCL into
Derivatives in	(Loss) Recognized in		OCL into	Income
Cash Flow	OCL on Derivatives		Income	(Effective Portion*)
Hedging Relationships	December 31, 2010	December 31, 2009	(Effective Portion*)	December 31, 2010	December 31, 2009

Interest rate swaps	$ 15	$ (179)	Interest expense	$ (462)	$ (578)

*There is no ineffective portion or amount excluded from effectiveness testing.

The Company, through certain of its German subsidiaries, has a credit facility with a European bank.  The maximum amount of borrowings available under this facility was 25.0 million Euros ($33,428).  Outstanding borrowings under the credit facility totaled 12.0 million Euros ($16,045) and 12.0 million Euros ($16,361) at December 31, 2010 and September 30, 2010, respectively.  The weighted-average interest rate on outstanding borrowings under this facility at December 31, 2010 and 2009 was 2.00% and 1.66%, respectively.

The Company, through its German subsidiary, Saueressig GmbH & Co. KG (“Saueressig”), has several loans with various European banks.  Outstanding borrowings under these loans totaled 7.6 million Euros ($10,125) and 7.9 million Euros ($10,816) at December 31, 2010 and September 30, 2010, respectively.  The weighted-average interest rate on outstanding borrowings of Saueressig at December 31, 2010 and 2009 was 6.28% and 5.92%, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 5.  Debt (continued)

The Company, through its wholly-owned subsidiary, Matthews International S.p.A., has several loans with various Italian banks.  Outstanding borrowings on these loans totaled 10.6 million Euros ($14,127) and 10.8 million Euros ($14,680) at December 31, 2010 and September 30, 2010, respectively.  Matthews International S.p.A. also has three lines of credit totaling 8.4 million Euros ($11,192) with the same Italian banks.  Outstanding borrowings on these lines were 2.6 million Euros ($3,440) and 2.1 million Euros ($2,834) at December 31, 2010 and September 30, 2010, respectively.  The weighted-average interest rate on outstanding Matthews International S.p.A. borrowings at December 31, 2010 and 2009 was 3.48% and 3.70%, respectively.

As of December 31, 2010 the fair value of the Company’s long-term debt, including current maturities, approximated the carrying value included in the Condensed Consolidated Balance Sheet.  At September 30, 2010, the fair value of the Company’s long-term debt, including current maturities, was approximately $225,052.

Note 6.   Share-Based Payments

The Company maintains an equity incentive plan (the “2007 Equity Incentive Plan”) that provides for the grants of stock options, restricted shares, stock-based performance units and certain other types of stock-based awards. Under the 2007 Equity Incentive Plan, which has a ten-year term, the maximum number of shares available for grants or awards is an aggregate of 2,200,000.  The Company also maintains a stock incentive plan (the “1992 Incentive Stock Plan”) that previously provided for grants of stock options, restricted shares and certain other types of stock-based awards.  There will be no further grants under the 1992 Incentive Stock Plan.  At December 31, 2010, there were 1,137,344 shares reserved for future issuance under the 2007 Equity Incentive Plan. Both plans are administered by the Compensation Committee of the Board of Directors.

The option price for each stock option granted under either plan may not be less than the fair market value of the Company's common stock on the date of grant.  Outstanding stock options are generally exercisable in one-third increments upon the attainment of 10%, 33% and 60% appreciation in the market value of the Company’s Class A Common Stock.  In addition, options generally vest in one-third increments after three, four and five years, respectively, from the grant date (but, in any event, not until the attainment of the market value thresholds).  The options expire on the earlier of ten years from the date of grant, upon employment termination, or within specified time limits following voluntary employment termination (with the consent of the Company), retirement or death.  The Company generally settles employee stock option exercises with treasury shares.  With respect to outstanding restricted share grants, generally one-half of the shares vest on the third anniversary of the grant.  For shares granted prior to fiscal 2011, the remaining one-half of the shares vest in one-third increments upon attainment of 10%, 25% and 40% appreciation in the market value of the Company’s Class A Common Stock. For shares granted in fiscal 2011, the remaining one-half of the shares vest in one-third increments upon attainment of 5%, 15% and 25% appreciation in the market value of the Company’s Class A Common Stock.  Additionally, beginning in fiscal 2009, restricted shares cannot vest until the first anniversary of the grant date.  Unvested restricted shares generally expire on the earlier of five years from the date of grant, upon employment termination, or within specified time limits following voluntary employment termination (with the consent of the Company), retirement or death.  The Company issues restricted shares from treasury shares.

For the three-month periods ended December 31, 2010 and 2009, total stock-based compensation cost totaled $1,757 and $1,609, respectively.  The associated future income tax benefit recognized was $685 and $627 for the three-month periods ended December 31, 2010 and 2009, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 6.   Share-Based Payments (continued)

For the three-month periods ended December 31, 2010 and 2009, the amount of cash received from the exercise of stock options was $153 and $672, respectively.  In connection with these exercises, the tax benefits realized by the Company for the three-month periods ended December 31, 2010 and 2009 were $60 and $262, respectively.

The transactions for restricted stock for the three months ended December 31, 2010 were as follows:

		Weighted-
		average
		grant-date
	Shares	fair value
Non-vested at September 30, 2010	437,442	$36.06
Granted	198,710	30.78
Vested	(56,440)	43.79
Expired or forfeited	-	-
Non-vested at December 31, 2010	579,712	33.50

As of December 31, 2010, the total unrecognized compensation cost related to unvested restricted stock was $8,238 and is expected to be recognized over a weighted average period of 1.7 years.

The transactions for shares under options for the quarter ended December 31, 2010 were as follows:

			Weighted-
		Weighted-	average	Aggregate
		average	remaining	intrinsic
	Shares	exercise price	contractual term	value
Outstanding, September 30, 2010	953,326	$36.32
Granted	-	-
Exercised	(9,366)	16.36
Expired or forfeited	(1,099)	27.70
Outstanding, December 31, 2010	942,861	36.53	4.7	$-
Exercisable, December 31, 2010	577,281	35.06	4.3	$-

No shares were earned during the three months ended December 31, 2010.  The fair value of shares earned during the three-month period ended December 31, 2009 was $3,411.  The intrinsic value of options (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during the three-month periods ended December 31, 2010 and 2009 was $161 and $417, respectively.

The transactions for non-vested options for the quarter ended December 31, 2010 were as follows:

		Weighted-average
		grant-date
Non-vested shares	Shares	fair value
Non-vested at September 30, 2010	366,179	$13.54
Granted	-	-
Vested	-	-
Expired or forfeited	(599)	12.41
Non-vested at December 31, 2010	365,580	13.54

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 6.   Share-Based Payments (continued)

As of December 31, 2010, the total unrecognized compensation cost related to non-vested stock options was approximately $203. This cost is expected to be recognized over a weighted-average period of 0.9 years in accordance with the vesting periods of the options.

The fair value of each restricted stock grant is estimated on the date of grant using a binomial lattice valuation model.  The following table indicates the assumptions used in estimating fair value of restricted stock granted during the periods ended December 31, 2010 and 2009.

	Three Months Ended December 31,
	2010	2009
Expected volatility	30.0%	30.0%
Dividend yield	1.0%	.8%
Average risk free interest rate	1.2%	2.3%
Weighted-average expected term (years)	2.0	2.2

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

Under the Company’s Director Fee Plan, directors (except for the Chairman of the Board) who are not also officers of the Company each receive, as an annual retainer fee, either cash or shares of the Company's Class A Common Stock equivalent to $60.  The equivalent amount paid to a non-employee Chairman of the Board is $130. Where the annual retainer fee is provided in shares, each director may elect to be paid these shares on a current basis or have such shares credited to a deferred stock account as phantom stock, with such shares to be paid to the director subsequent to leaving the Board.  The value of deferred shares is recorded in other liabilities.  A total of 25,013 shares had been deferred under the Director Fee Plan at December 31, 2010.  Additionally, directors who are not also officers of the Company each receive an annual stock-based grant (non-statutory stock options, stock appreciation rights and/or restricted shares) with a value of $70.  A total of 22,300 stock options have been granted under the plan.  At December 31, 2010, 17,800 options were outstanding and vested. Additionally, 51,525 shares of restricted stock have been granted under the plan, 23,420 of which were unvested at December 31, 2010.  A total of 300,000 shares have been authorized to be issued under the Director Fee Plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 7.   Earnings Per Share Attributable to Matthews Shareholders

	Three Months Ended
	December 31,
	2010	2009

Net income attributable to Matthews shareholders	$13,214	$12,996

Weighted-average common shares outstanding	29,027,227	29,974,606
Dilutive securities, primarily stock options	201,365	214,441
Diluted weighted-average common shares outstanding	29,228,592	30,189,047

Basic earnings per share	$.46	$.43
Diluted earnings per share	$.45	$.43

Options to purchase 613,868 and 1,005,471 shares of common stock were not included in the computation of diluted earnings per share for the three months ended December 31, 2010 and 2009, respectively, because the inclusion of these options would be anti-dilutive.

Note 8.   Pension and Other Postretirement Benefit Plans

The Company provides defined benefit pension and other postretirement plans to certain employees. Net periodic pension and other postretirement benefit cost for the plans included the following:

	Pension		Other Postretirement
Three months ended December 31	2010	2009	2010	2009

Service cost	$1,237	$1,078	$158	$173
Interest cost	1,867	1,853	313	346
Expected return on plan assets	(1,843)	(1,717)	-	-
Amortization:
Prior service cost	6	(10)	(119)	(181)
Net actuarial loss	1,338	1,338	102	130

Net benefit cost	$2,605	$2,542	$454	$468

Benefit payments under the Company’s principal retirement plan are made from plan assets, while benefit payments under the postretirement benefit plan are made from the Company’s operating funds.  Under IRS regulations, the Company is not required to make any significant contributions to its principal retirement plan in fiscal year 2011.  During the three months ended December 31, 2010, contributions of $186 and $234 were made under the supplemental retirement plan and postretirement plan, respectively.  The Company currently anticipates contributing an additional $578 and $859 under the supplemental retirement plan and postretirement plan, respectively, for the remainder of fiscal 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 9.   Income Taxes

Income tax provisions for the Company’s interim periods are based on the effective income tax rate expected to be applicable for the full year. The Company's effective tax rate for the three months ended December 31, 2010 was 35.9%, compared to 36.0% for the first quarter of fiscal 2010.  The difference between the Company's fiscal 2011 first quarter effective tax rate and the Federal statutory rate of 35.0% primarily reflected the impact of state and foreign income taxes.

The Company had unrecognized tax benefits (excluding penalties and interest) of $3,479 and $3,422 on December 31, 2010 and September 30, 2010, respectively, all of which, if recorded, would impact the 2011 annual effective tax rate.  It is reasonably possible that $347 of the unrecognized tax benefits could be recognized in the next 12 months primarily due to tax examinations and the expiration of statutes related to specific tax positions.

The Company classifies interest and penalties on tax uncertainties as a component of the provision for income taxes. The Company included $101 in interest and penalties in the provision for income taxes for the first quarter of fiscal 2011. Total penalties and interest accrued were $2,513 and $2,412 at December 31, 2010 and September 30, 2010, respectively.  These accruals may potentially be applicable in the event of an unfavorable outcome of uncertain tax positions.

The Company is currently under examination in several tax jurisdictions and remains subject to examination until the statute of limitations expires for those tax jurisdictions.  As of December 31, 2010, the tax years that remain subject to examination by major jurisdiction generally are:

United States – Federal	2007 and forward
United States – State	2007 and forward
Canada	2006 and forward
Europe	2002 and forward
United Kingdom	2009 and forward
Australia	2006 and forward
Asia	2004 and forward

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 10.   Segment Information (continued)

Information about the Company's segments follows:

	Three Months Ended
	December 31,
	2010	2009
Sales to external customers:
Memorialization:
Bronze	$50,513	$49,259
Casket	60,244	50,664
Cremation	9,654	8,500
	120,411	108,423
Brand Solutions:
Graphics Imaging	60,027	59,806
Marking Products	12,920	11,566
Merchandising Solutions	13,986	13,178
	86,933	84,550

	$207,344	$192,973

Operating profit:
Memorialization:
Bronze	$10,127	$10,360
Casket	5,848	5,808
Cremation	1,052	1,130
	17,027	17,298
Brand Solutions:
Graphics Imaging	3,718	3,989
Marking Products	1,025	600
Merchandising Solutions	196	289
	4,939	4,878

	$21,966	$22,176

Note 11.   Acquisitions

In October 2010, the Company acquired Freeman Metal Products, Inc. and its affiliated companies (“Freeman”), a manufacturer and distributor of caskets.  The purchase price for the acquisition was $22,800, plus additional consideration up to $6,000 contingent on operating performance over the next three years.  The transaction is intended to provide synergies in the manufacturing and distribution of caskets and expand the Company’s market presence in the Southeast and South Central regions of the United States.

In October 2010, the Company acquired the remaining 25% interest in Rudolf Reproflex GmbH & Co. KG (“Reproflex”).  The Company acquired a 75% interest in Reproflex in 2001.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
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

A summary of the carrying amount of goodwill attributable to each segment as well as the changes in such amounts are as follows:

				Graphics	Marking	Merchandising
	Bronze	Casket	Cremation	Imaging	Products	Solutions	Consolidated

Goodwill	$88,613	$140,553	$16,799	$149,161	$10,168	$9,138	$414,432
Accumulated impairment losses	(412)	-	(5,000)	(3,840)	-	-	(9,252)
Balance at September 30, 2010	88,201	140,553	11,799	145,321	10,168	9,138	$405,180

Additions during period	-	20,601	-	4,917	-	-	25,518
Translation and other adjustments	(344)	-	(64)	(2,355)	59	-	(2,704)
Goodwill	88,269	161,154	16,735	151,723	10,227	9,138	437,246
Accumulated impairment losses	(412)	-	(5,000)	(3,840)	-	-	(9,252)
Balance at December 31, 2010	$87,857	$161,154	$11,735	$147,883	$10,227	$9,138	$427,994

The addition to Casket goodwill primarily represents the acquisition of Freeman and the addition to Graphics goodwill represents the acquisition of the remaining 25% interest in Reproflex.

The following tables summarize the carrying amounts and related accumulated amortization for intangible assets as of December 31, 2010 and September 30, 2010, respectively.

	Carrying	Accumulated
	Amount	Amortization	Net
December 31, 2010:
Trade names	$24,271	$- *	$24,271
Trade names	1,660	(855)	805
Customer relationships	42,449	(11,320)	31,129
Copyrights/patents/other	9,506	(6,384)	3,122
	$77,886	$(18,559)	$59,327

September 30, 2010:
Trade names	$24,314	$- *	$24,314
Trade names	1,689	(780)	909
Customer relationships	40,607	(10,674)	29,933
Copyrights/patents/other	8,984	(6,198)	2,786
	$75,594	$(17,652)	$57,942
* Not subject to amortization

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 12.   Goodwill and Other Intangible Assets (continued)

The net change in intangible assets during the three months ended December 31, 2010 included the acquisition of intangibles in connection with the Freeman acquisition, the impact of foreign currency fluctuations during the period and additional amortization.

Amortization expense on intangible assets was $1,063 and $850 for the three-month periods ended December 31, 2010 and 2009, respectively.  The remaining amortization expense is estimated to be $2,648 in 2011, $3,200 in 2012, $2,880 in 2013, $2,719 in 2014 and $2,558 in 2015.

Note 13.   Subsequent Events

The Company evaluated subsequent events for recognition and disclosure.  The evaluation resulted in no impact to the consolidated financial statements.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement:

The following discussion should be read in conjunction with the consolidated financial statements of Matthews International Corporation (“Matthews” or the “Company”) and related notes thereto included in this Quarterly Report on Form 10-Q and the Company's Annual Report on Form 10-K for the year ended September 30, 2010.  Any forward-looking statements contained herein are included pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements involve known and unknown risks and uncertainties that may cause the Company's actual results in future periods to be materially different from management's expectations.  Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove correct.  Factors that could cause the Company's results to differ materially from the results discussed in such forward-looking statements principally include changes in domestic or international economic conditions, changes in foreign currency exchange rates, changes in the cost of materials used in the manufacture of the Company’s products, changes in death rates, changes in product demand or pricing as a result of consolidation in the industries in which the Company operates, changes in product demand or pricing as a result of domestic or international competitive pressures, unknown risks in connection with the Company's acquisitions, and technological factors beyond the Company's control.  In addition, although the Company does not have any customers that would be considered individually significant to consolidated sales, changes in the distribution of the Company’s products or the potential loss of one or more of the Company’s larger customers are also considered risk factors.

Results of Operations:

The following table sets forth certain income statement data of the Company expressed as a percentage of net sales for the periods indicated.

	Three months ended
	December 31,
	2010	2009
Sales	100.0%	100.0%
Gross profit	38.5%	38.0%
Operating profit	10.6%	11.5%
Net income attributable to Matthews shareholders	6.4%	6.7%

Sales for the quarter ended December 31, 2010 were $207.3 million, compared to $193.0 million for the three months ended December 31, 2009. Higher sales were reported in all of the Company’s business segments.  The increase primarily reflected the impact of recent acquisitions and higher sales volume in the Brand Solutions businesses, partially offset by an unfavorable impact of approximately $4.4 million from changes in foreign currency values against the U.S. dollar.

In the Company’s Memorialization business, Bronze segment sales for the fiscal 2011 first quarter were $50.5 million, compared to $49.3 million for the fiscal 2010 first quarter.  The increase primarily reflected sales of granite products resulting from the acquisition of United Memorial Products (“UMP”) in December 2009, partially offset by a decline in bronze product revenues.  Sales for the Casket segment were $60.2 million for the quarter ended December 31, 2010, compared to fiscal 2010 first quarter sales of $50.7 million. The increase resulted principally from recent acquisitions.  Excluding the impact of acquisitions, sales for the segment were lower than a year ago (less than 1%).  Based on available data, the number of casketed deaths were estimated to have declined compared to the same period last year.  Sales for the Cremation segment were $9.7 million for the first quarter of fiscal 2011, compared to $8.5 million for the same period a year ago.  The increase principally reflected the acquisition of a cremation equipment manufacturer in the U.K. in March 2010 and higher sales of cremation equipment in Europe, partially offset by lower sales of cremation equipment in the U.S. market.

In the Brand Solutions business, sales for the Graphics Imaging segment in the first quarter of fiscal 2011 were $60.0 million, compared to $59.8 million for the same period a year ago.  The sales increase resulted from higher sales in the European, U.S. and Asian markets, partially offset by an approximately $4.0 million impact from unfavorable changes in the value of foreign currencies against the U.S. dollar.  Marking Products segment sales were $12.9 million for the first quarter of fiscal 2011, compared to $11.6 million for the first quarter of fiscal 2010.  The increase was primarily attributable to higher unit volumes of equipment and consumables in the U.S. and China.  Sales for the Merchandising Solutions segment were $14.0 million for the first quarter of fiscal 2011, compared to $13.2 million for the same period a year ago.  The increase principally reflected higher project volume.

Gross profit for the quarter ended December 31, 2010 was $79.7 million, compared to $73.4 million for the same period a year ago.  Consolidated gross profit as a percent of sales for the first quarter of fiscal 2011 increased to 38.5% from 38.0% for the first quarter of fiscal 2010.  The increase in consolidated gross profit and gross profit percentage primarily reflected higher sales and the benefits from cost structure initiatives.  The increases were partially offset by higher commodity costs in the Bronze and Casket segments.

Selling and administrative expenses for the three months ended December 31, 2010 were $57.8 million, compared to $51.2 million for the first quarter of fiscal 2010.  Consolidated selling and administrative expenses as a percent of sales were 27.9% for the quarter ended December 31, 2010, compared to 26.5% for the same period last year.  The increase in selling and administrative expenses was primarily attributable to recent acquisitions.

Operating profit for the quarter ended December 31, 2010 was $22.0 million, compared to $22.2 million for the three months ended December 31, 2009.  Bronze segment operating profit for the fiscal 2011 first quarter was $10.1 million, compared to $10.4 million for the first quarter of fiscal 2010.  The decrease reflected lower sales of bronze products, which have higher margins than granite products, and higher bronze material cost.  Operating profit for the Casket segment approximated $5.8 million for each of the first quarters of fiscal 2011 and 2010.  The Casket segment operating profit for the current quarter reflected the benefit of acquisitions, offset primarily by higher steel and fuel costs.  Cremation segment operating profit for the first quarter of fiscal 2011 was $78,000 lower than the same period in the prior year.  The decrease principally reflected a change in sales mix, with a higher level of European sales, which generally have lower margins than sales in the U.S.  Graphics Imaging segment operating profit for the quarter ended December 31, 2010 was $3.7 million, compared to $4.0 million for the three months ended December 31, 2009.  The unfavorable impact of changes in foreign currencies against the U.S. dollar was the primary factor in the operating profit decline.  Operating profit for the Marking Products segment for the fiscal 2011 first quarter was $1.0 million, compared to $600,000 for the same period a year ago.  The increase primarily resulted from higher sales.  Merchandising Solutions segment operating profit was $196,000 for the first quarter of fiscal 2011, compared to $288,000 for the same period in fiscal 2010.  The decrease primarily reflected an unfavorable change in product mix.

Investment income was $1.2 million for the three months ended December 31, 2010 and 2009.  Interest expense for the fiscal 2011 first quarter was $1.8 million, compared to $1.9 million for the same period last year.  The decrease in interest expense primarily reflected lower interest rates.

Other deductions, net, for the quarter ended December 31, 2010 represented a decrease in pre-tax income of $269,000, compared to a decrease in pre-tax income of $98,000 for the same quarter last year.  Currency losses on intercompany debt were the primary factor in the increase in the deduction.

The Company's effective tax rate for the three months ended December 31, 2010 was 35.9%, compared to 36.0% for the first quarter of fiscal 2010.  The Company’s effective tax rate for the fiscal 2010 full year was 35.8%, excluding the impact of unusual items.  The difference between the Company's effective tax rate and the Federal statutory rate of 35.0% primarily reflected the impact of state and foreign income taxes.

Net income attributable to noncontrolling interests was $309,000 in the fiscal 2011 first quarter, compared to $660,000 for the same period a year ago.  The decrease related principally to the Company’s acquisition of the remaining 25% interest in one of its less than wholly-owned German graphics businesses effective October 1, 2010 and a decline in income for Saueressig GmbH & Co. KG (“Saueressig”) compared to the first quarter a year ago.

Liquidity and Capital Resources:

Net cash provided by operating activities was $19.8 million for the first quarter of fiscal 2011, compared to $23.6 million for the first quarter of fiscal 2010.  Operating cash flow for both periods reflected net income adjusted for depreciation, amortization, stock-based compensation expense and pension expense, partially offset by decreases in deferred taxes.  Changes in working capital items, principally an increase in fiscal year-end compensation related payments, were the principal factor in the year-over-year decline.

Cash used in investing activities was $31.9 million for the three months ended December 31, 2010, compared to $15.2 million for the three months ended December 31, 2009.  Investing activities for the first quarter of fiscal 2011 primarily reflected capital expenditures of $3.7 million, payments (net of cash acquired) of $26.7 million for acquisitions and net purchases of investments of $1.6 million.  Investing activities for the first quarter of fiscal 2010 reflected capital expenditures of $4.2 million, payments (net of cash acquired) of $9.5 million for acquisitions and net purchases of investments of $1.6 million.

Capital expenditures reflected reinvestment in the Company's business segments and were made primarily for the purchase of new manufacturing machinery, equipment and facilities designed to improve product quality, increase manufacturing efficiency, lower production costs and meet regulatory requirements.  Capital expenditures for the last three fiscal years were primarily financed through operating cash.  Capital spending for property, plant and equipment has averaged $17.6 million for the last three fiscal years.  Capital spending for fiscal 2011 is expected to be in the range of $20.0 to $25.0 million.  The Company expects to generate sufficient cash from operations to fund all anticipated capital spending projects.

Cash provided by financing activities for the quarter ended December 31, 2010 was $6.3 million, primarily reflecting long-term debt proceeds, net of repayments, of $11.8 million, treasury stock purchases of $2.7 million, dividends of $2.4 million to the Company's shareholders and distributions to noncontrolling interest of $586,000.  Cash used in financing activities for the quarter ended December 31, 2009 was $5.2 million, primarily reflecting long-term debt proceeds, net of repayments, of $1.4 million, treasury stock purchases of $5.1 million, proceeds of $672,000 from the sale of treasury stock (stock option exercises) and dividends of $2.1 million to the Company's shareholders.

On December 21, 2010, the Company entered into a new domestic Revolving Credit Facility with a syndicate of financial institutions.  The maximum amount of borrowings available under the new facility is $300.0 million and borrowings under the facility bear interest at LIBOR plus a factor ranging from 1.00% to 1.50% based on the Company’s leverage ratio.  The facility’s maturity is December 2015.  The new facility replaced the Company’s $225.0 million Revolving Credit Facility.  The leverage ratio is defined as net indebtedness divided by EBITDA (earnings before interest, taxes, depreciation and amortization).  The Company is required to pay an annual commitment fee ranging from .20% to .30% (based on the Company’s leverage ratio) of the unused portion of the facility.   The Revolving Credit Facility requires the Company to maintain certain leverage and interest coverage ratios.  A portion of the facility (not to exceed $25.0 million) is available for the issuance of commercial and standby letters of credit.  Outstanding borrowings on the Revolving Credit Facility as of December 31, 2010 and September 30, 2010 were $203.0 million and $187.0 million, respectively.  The weighted-average interest rate on outstanding borrowings under the credit facilities was 2.89% and 2.92% at December 31, 2010 and 2009, respectively.

The Company has entered into the following interest rate swaps:

Date	Amount	Fixed Interest Rate	Interest Rate Spread at December 31, 2010	Maturity Date
September 2007	$25 million	4.77%	1.25%	September 2012
May 2008	30 million	3.72%	1.25%	September 2012
October 2008	20 million	3.46%	1.25%	October 2011

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

The fair value of the interest rate swaps reflected an unrealized loss of $3.7 million ($2.2 million after tax) at December 31, 2010 that is included in shareholders’ equity as part of accumulated other comprehensive income.  Assuming market rates remain constant with the rates at December 31, 2010, approximately $1.4 million of the $2.2 million loss included in accumulated other comprehensive income is expected to be recognized in earnings as interest expense over the next twelve months.

The Company, through certain of its German subsidiaries, has a credit facility with a European bank.  The maximum amount of borrowings available under this facility was 25.0 million Euros ($33.4 million).  Outstanding borrowings under the credit facility totaled 12.0 million Euros ($16.0 million) and 12.0 million Euros ($16.4 million) at December 31, 2010 and September 30, 2010, respectively.  The weighted-average interest rate on outstanding borrowings under this facility at December 31, 2010 and 2009 was 2.00% and 1.66%, respectively.

The Company, through its German subsidiary, Saueressig, has several loans with various European banks.  Outstanding borrowings under these loans totaled 7.6 million Euros ($10.1 million) and 7.9 million Euros ($10.8 million) at December 31, 2010 and September 30, 2010, respectively.  The weighted-average interest rate on outstanding borrowings of Saueressig at December 31, 2010 and 2009 was 6.28% and 5.92%, respectively.

The Company, through its wholly-owned subsidiary, Matthews International S.p.A., has several loans with various Italian banks.  Outstanding borrowings on these loans totaled 10.6 million Euros ($14.1 million) and 10.8 million Euros ($14.7 million) at December 31, 2010 and September 30, 2010, respectively.  Matthews International S.p.A. also has three lines of credit totaling 8.4 million Euros ($11.2 million) with the same Italian banks.  Outstanding borrowings on these lines were 2.6 million Euros ($3.4 million) and 2.1 million Euros ($2.8 million) at December 31, 2010 and September 30, 2010, respectively.  The weighted-average interest rate on outstanding Matthews International S.p.A. borrowings at December 31, 2010 and 2009 was 3.48% and 3.70%, respectively.

The Company has a stock repurchase program.  Under the current authorization, the Company's Board of Directors has authorized the repurchase of a total of 2,500,000 shares of Matthews’ common stock under the program, of which 931,638 shares had been repurchased as of December 31, 2010.  The buy-back program is designed to increase shareholder value, enlarge the Company's holdings of its common stock, and add to earnings per share.  Repurchased shares may be retained in treasury, utilized for acquisitions, or reissued to employees or other purchasers, subject to the restrictions of the Company’s Restated Articles of Incorporation.

Consolidated working capital of the Company was $188.5 million at December 31, 2010, compared to $187.5 million at September 30, 2010.  Cash and cash equivalents were $53.7 million at December 31, 2010, compared to $59.7 million at September 30, 2010.  The Company's current ratio was 2.4 at December 31, 2010 and 2.3 at September 30, 2010.

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

At December 31, 2010, an accrual of approximately $6.7 million had been recorded for environmental remediation (of which $827,000 was classified in other current liabilities), representing management's best estimate of the probable and reasonably estimable costs of the Company's known remediation obligations.  The accrual, which reflects previously established reserves assumed with the acquisition of York and additional reserves recorded as a purchase accounting adjustment, does not consider the effects of inflation and anticipated expenditures are not discounted to their present value.  Changes in the accrued environmental remediation obligation from the prior fiscal year reflect payments charged against the accrual.

While final resolution of these contingencies could result in costs different than current accruals, management believes the ultimate outcome will not have a significant effect on the Company's consolidated results of operations or financial position.

Acquisitions:

In October 2010, the Company acquired Freeman Metal Products, Inc. and its affiliated companies, a manufacturer and distributor of caskets.  The purchase price for the acquisition was $22.8 million, plus additional consideration up to $6.0 million contingent on operating performance over the next three years.  The transaction was intended to provide synergies in the manufacturing and distribution of caskets and expand the Company’s market presence in the Southeast and South Central regions of the United States.

In October 2010, the Company acquired the remaining 25% interest in Rudolf Reproflex GmbH & Co. KG (“Reproflex”).  The Company acquired a 75% interest in Reproflex in 2001.

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

The Company continues to expect that certain market conditions could have a significant influence on expectations for the remainder of fiscal 2011.  Rising commodity costs and the ongoing trend in the casketed death rate will continue to challenge the Bronze and Casket segments.  In addition, although encouraged by a recent pattern of improvement, the Company remains cautious with respect to the economic recovery and its impact on the consistency of sales trends in the Brand Solutions businesses.

On this basis, the Company is maintaining its estimate for fiscal 2011 earnings per share to grow in the mid-to-high single digit percentage range over fiscal 2010 (excluding unusual charges).  Further, based on current forecasts, earnings for the fiscal 2011 second quarter are expected to grow in the mid-single digit percentage range over the second quarter of fiscal 2010 (excluding unusual charges).

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

A summary of the Company's significant accounting policies are included in the Notes to Consolidated Financial Statements and in the critical accounting policies in Management’s Discussion and Analysis included in the Company's Annual Report on Form 10-K for the year ended September 30, 2010.  Management believes that the application of these policies on a consistent basis enables the Company to provide useful and reliable financial information about the company's operating results and financial condition.

LONG-TERM CONTRACTUAL OBLIGATIONS AND COMMITMENTS:

The following table summarizes the Company’s contractual obligations at December 31, 2010, and the effect such obligations are expected to have on its liquidity and cash flows in future periods.

	Payments due in fiscal year:
		2011			After
	Total	Remainder	2012 to 2013	2014 to 2015	2015
Contractual Cash Obligations:	(Dollar amounts in thousands)
Revolving credit facilities	$219,045	$-	$16,045	$-	$203,000
Notes payable to banks	22,693	4,651	7,495	8,400	2,147
Short-term borrowings	3,440	3,440	-	-	-
Capital lease obligations	3,245	1,786	1,459	-	-
Non-cancelable operating leases	19,530	6,830	9,881	2,819	-

Total contractual cash obligations	$267,953	$16,707	$34,880	$11,219	$205,147

A significant portion of the loans included in the table above bear interest at variable rates.  At December 31, 2010, the weighted-average interest rate was 2.89% on the Company’s domestic Revolving Credit Facility, 2.00% on the credit facility through the Company’s German subsidiaries, 3.48% on bank loans to the Company’s wholly-owned subsidiary, Matthews International S.p.A, and 6.28% on bank loans to its majority-owned subsidiary, Saueressig.

Benefit payments under the Company’s principal retirement plan are made from plan assets, while benefit payments under the supplemental retirement plan and postretirement benefit plan are funded from the Company’s operating cash.  The Company is not required to make any significant contributions to its principal retirement plan in fiscal 2011.  During the three months ended December 31, 2010, contributions of $186,000 and $234,000 were made under the supplemental retirement plan and postretirement plan, respectively.  The Company currently anticipates contributing an additional $578,000 and $859,000 under the supplemental retirement plan and postretirement plan, respectively, for the remainder of fiscal 2011.

In connection with its May 2008 acquisition of a 78% interest in Saueressig, the Company entered into an option agreement related to the remaining 22% interest in Saueressig.  The option agreement contained certain put and call provisions for the purchase of the remaining 22% interest in future years at a price to be determined by a specified formula based on future operating results of Saueressig.  During the third fiscal quarter of 2010, the Company reached an agreement to purchase the remaining 22% interest in Saueressig for 17.4 million Euros in October 2011. The Company has included the purchase price of 17.4 million Euros ($23.3 million) as a part of noncontrolling interests in the shareholders’ equity section of the Consolidated Balance Sheet as of December 31, 2010.

Unrecognized tax benefits are positions taken, or expected to be taken, on an income tax return that may result in additional payments to tax authorities.  If a tax authority agrees with the tax position taken, or expected to be taken, or the applicable statute of limitations expires, then additional payments will not be necessary.  As of December 31, 2010, the Company had unrecognized tax benefits, excluding penalties and interest, of approximately $3.5 million.  The timing of potential future payments related to the unrecognized tax benefits is not presently determinable. The Company believes that its current liquidity sources, combined with its operating cash flow and borrowing capacity, will be sufficient to meet its capital needs for the foreseeable future.

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

The fair value of the interest rate swaps reflected an unrealized loss of $3.7 million ($2.2 million after tax) at December 31, 2010 that is included in equity as part of accumulated other comprehensive income.  A decrease of 10% in market interest rates (e.g. a decrease from 5.0% to 4.5%) would result in an increase of approximately $390,000 in the fair value liability of the interest rate swaps.

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

Foreign Currency Exchange Rates - The Company is subject to changes in various foreign currency exchange rates, including the Euro, British Pound, Canadian Dollar, Australian Dollar, Swedish Krona, Chinese Yuan, Hong Kong Dollar and Polish Zloty, in the conversion from local currencies to the U.S. dollar of the reported financial position and operating results of its non-U.S. based subsidiaries.  A strengthening of the U. S. dollar of 10% would have resulted in a decrease in reported sales of $7.6 million and a decrease in reported operating income of 782,000 for the three months ended December 31, 2010.

Actuarial Assumptions – The most significant actuarial assumptions affecting pension expense and pension obligations include the valuation of retirement plan assets, the discount rate and the estimated return on plan assets.  The estimated return on plan assets is currently based upon projections provided by the Company’s independent investment advisor, considering the investment policy of the plan and the plan’s asset allocation.  The fair value of plan assets and discount rate are “point-in-time” measures, and the recent volatility of the debt and equity markets makes estimating future changes in fair value of plan assets and discount rates more challenging.  The following table summarizes the impact on the September 30, 2010 actuarial valuations of changes in the primary assumptions affecting the Company’s principal retirement plan and supplemental retirement plan.

	Impact of Changes in Actuarial Assumptions
	Change in Discount Rate		Change in Expected Return		Change in Market Value of Assets
	+1%	-1%	+1%	-1%	+5%	-5%
	(Dollar amounts in thousands)
Increase (decrease) in net benefit cost	$ (2,147)	$ 2,698	$(925)	$925	$ (833)	$ 833

Increase (decrease) in projected benefit obligation	(19,144)	24,017	-	-	-	-

Increase (decrease) in funded status	19,144	(24,017)	-	-	4,743	(4,743)

Item 4.  Controls and Procedures:

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

Management, under the supervision and with the participation of our Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures in effect as of December 31, 2010. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2010, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that material information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, and that such information is recorded, summarized and properly reported within the appropriate time period, relating to the Company and its consolidated subsidiaries, required to be included in the Exchange Act reports, including this Quarterly Report on Form 10-Q.

There have been no changes in the Company’s internal controls over financial reporting that occurred during the fiscal quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2.                      Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Stock Repurchase Plan

The Company has a stock repurchase program.  Under the current authorization, the Company's Board of Directors has authorized the repurchase of a total of 2,500,000 shares of Matthews’ common stock under the program, of which 931,638 shares had been repurchased as of December 31, 2010.  The buy-back program is designed to increase shareholder value, enlarge the Company's holdings of its common stock, and add to earnings per share.  Repurchased shares may be retained in treasury, utilized for acquisitions, or reissued to employees or other purchasers, subject to the restrictions of the Company’s Restated Articles of Incorporation.

The following table shows the monthly fiscal 2011 stock repurchase activity:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced plan	Maximum number of shares that may yet be purchased under the plan

October 2010	760	$33.44	760	1,649,145
November 2010	11,735	33.31	11,735	1,637,410
December 2010	69,048	33.69	69,048	1,568,362
Total	81,543	$33.64	81,543

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit
	No.	Description

	31.1	Certification of Principal Executive Officer for Joseph C. Bartolacci
	31.2	Certification of Principal Financial Officer for Steven F. Nicola
	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Joseph C. Bartolacci
	32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Steven F. Nicola

(b)	Reports on Form 8-K

On October 14, 2010 Matthews filed a Current Report on Form 8-K under Item 7.01 in connection with a press release announcing its declaration of a quarterly dividend.

On October 19, 2010 Matthews filed a Current Report on Form 8-K under Item 7.01 in connection with a press release announcing its acquisition of Freeman Metal Products, Inc.

On November 11, 2010 Matthews filed a Current Report on Form 8-K under Item 2.02 in connection with a press release announcing its earnings for fiscal 2010.

On November 16, 2010 Matthews filed a Current Report on Form 8-K under Item 5.02 in connection with a press release announcing the election of Gregory S. Babe to the Board of Directors.

On December 28, 2010 Matthews filed a Current Report on Form 8-K under Item1.01 reporting that on December 21, 2010 the Company had entered into a new domestic Revolving Credit Facility with a syndicate of financial institutions.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATTHEWS INTERNATIONAL CORPORATION
(Registrant)

Date: February 3, 2011	/s/ Joseph C. Bartolacci
Joseph C. Bartolacci, President
and Chief Executive Officer

Date: February 3, 2011	/s/ Steven F. Nicola
Steven F. Nicola, Chief Financial Officer,
Secretary and Treasurer