Form 10-Q
period 2011-03-31
MATTHEWS INTERNATIONAL CORP
filed 2011-05-06
CIK 63296

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-Q

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Quarterly Period Ended March 31, 2011

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

As of April 30, 2011, shares of common stock outstanding were:

  Class A Common Stock  29,513,243 shares

PART I - FINANCIAL INFORMATION
MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollar amounts in thousands, except per share data)

	March 31, 2011		September 30, 2010

ASSETS
Current assets:
Cash and cash equivalents		$60,331		$59,715
Short-term investments		1,392		1,395
Accounts receivable, net		150,179		151,038
Inventories		122,495		107,926
Deferred income taxes		1,663		1,666
Other current assets		15,254		13,915

Total current assets		351,314		335,655

Investments		16,069		13,642
Property, plant and equipment: Cost	321,157		308,630
Less accumulated depreciation	(189,136)		(178,880)
		132,021		129,750
Deferred income taxes		32,467		30,555
Other assets		17,581		21,101
Goodwill		444,058		405,180
Other intangible assets, net		58,860		57,942

Total assets		$1,052,370		$993,825

LIABILITIES
Current liabilities:
Long-term debt, current maturities		$10,095		$12,073
Accounts payable		35,820		36,308
Accrued compensation		34,874		39,062
Accrued income taxes		11,318		12,984
Other current liabilities		47,568		47,686

Total current liabilities		139,675		148,113

Long-term debt		248,445		225,256
Accrued pension		52,094		50,276
Postretirement benefits		23,818		23,307
Deferred income taxes		16,538		15,950
Environmental reserve		5,749		5,961
Other liabilities		37,063		31,234
Total liabilities		523,382		500,097

SHAREHOLDERS’ EQUITY
Shareholders' equity-Matthews:
Common stock	36,334		36,334
Additional paid-in capital	45,341		48,294
Retained earnings	643,992		621,923
Accumulated other comprehensive loss	(25,156)		(37,136)
Treasury stock, at cost	(207,778)		(207,470)
Total shareholders’ equity-Matthews		492,733		461,945
Noncontrolling interests		36,255		31,783
Total shareholders’ equity		528,988		493,728

Total liabilities and shareholders' equity		$1,052,370		$993,825

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010

Sales	$220,151	$200,866	$427,495	$393,839
Cost of sales	(132,038)	(123,085)	(259,637)	(242,668)

Gross profit	88,113	77,781	167,858	151,171

Selling and administrative expenses	(59,628)	(50,663)	(117,407)	(101,877)

Operating profit	28,485	27,118	50,451	49,294

Investment income	498	809	1,649	2,004
Interest expense	(2,087)	(1,812)	(3,839)	(3,751)
Other income (deductions), net	(697)	(633)	(966)	(731)

Income before income taxes	26,199	25,482	47,295	46,816

Income taxes	(9,080)	(9,187)	(16,653)	(16,865)

Net income	17,119	16,295	30,642	29,951
Less: net income attributable to noncontrolling interests	(532)	(364)	(841)	(1,024)

Net income attributable to Matthews shareholders	$16,587	$15,931	$29,801	$28,927

Earnings per share attributable to Matthews shareholders:
Basic	$0.56	$0.53	$1.01	$0.97

Diluted	$0.56	$0.53	$1.01	$0.96

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
for the six months ended March 31, 2011 and 2010 (Unaudited)
(Dollar amounts in thousands, except per share data)
__________

	Shareholders’ Equity - Matthews
				Accumulated
		Additional		Other		Non-
	Common	Paid-in	Retained	Comprehensive	Treasury	controlling
	Stock	Capital	Earnings	Income (Loss)	Stock	interests	Total
Balance, September 30, 2010	$36,334	$48,294	$621,923	$(37,136)	$(207,470)	$31,783	$493,728
Net income	-	-	29,801	-	-	841	30,642
Minimum pension liability	-	-	-	1,606	-	-	1,606
Translation adjustment	-	-	-	9,508	-	1,524	11,032
Fair value of derivatives	-	-	-	866	-	-	866
Total comprehensive income							44,146
Stock-based compensation	-	3,608	-	-	-	-	3,608
Purchase of 211,890 shares of treasury stock	-	-	-	-	(7,400)	-	(7,400)
Issuance of 234,562 shares of treasury stock	-	(6,561)	-	-	7,092	-	531
Dividends, $.16 per share	-	-	(4,727)	-	-	-	(4,727)
Distributions to noncontrolling interests						(621)	(621)
Arrangement- noncontrolling interest			(3,005)			2,728	(277)
Balance, March 31, 2011	$36,334	$45,341	$643,992	$(25,156)	$(207,778)	$36,255	$528,988

	Shareholders’ Equity - Matthews
				Accumulated
		Additional		Other		Non-
	Common	Paid-in	Retained	Comprehensive	Treasury	controlling
	Stock	Capital	Earnings	Income (Loss)	Stock	interests	Total
Balance, September 30, 2009	$36,334	$47,436	$559,786	$(29,884)	$(179,454)	$4,676	$438,894
Net income	-	-	28,927	-	-	1,024	29,951
Minimum pension liability	-	-	-	1,578	-	-	1,578
Translation adjustment	-	-	-	(14,410)	-	113	(14,297)
Fair value of derivatives	-	-	-	424	-	-	424
Total comprehensive income							17,656
Stock-based compensation	-	3,293	-	-	-	-	3,293
Purchase of 272,125 shares of treasury stock	-	-	-	-	(9,386)	-	(9,386)
Issuance of 30,790 shares of treasury stock	-	(5,843)	-	-	6,633	-	790
Dividends, $.14 per share	-	-	(4,244)	-	-	-	(4,244)
Distributions to noncontrolling interests						(234)	(234)
Balance, March 31, 2010	$36,334	$44,886	$584,469	$(42,292)	$(182,207)	$5,579	$446,769

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollar amounts in thousands, except per share data)

	Six Months Ended
	March 31,
	2011	2010

Cash flows from operating activities:
Net income	$30,642	$29,951
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,627	12,543
Gain on investments	(700)	(601)
(Gain) loss on sale of assets	(888)	68
Stock-based compensation expense	3,608	3,293
Change in deferred taxes	(429)	(2,372)
Changes in working capital items	(18,675)	10,966
Decrease (increase) in other assets	3,520	(3,513)
(Decrease) increase in other liabilities	(1,888)	175
Increase in pension and postretirement benefits	4,961	5,170

Net cash provided by operating activities	33,778	55,680

Cash flows from investing activities:
Capital expenditures	(7,687)	(8,410)
Proceeds from sale of assets	992	100
Acquisitions, net of cash acquired	(31,693)	(14,606)
Proceeds from sale of investments	2	638
Purchases of investments	(1,641)	(1,612)

Net cash used in investing activities	(40,027)	(23,890)

Cash flows from financing activities:
Proceeds from long-term debt	39,636	25,484
Payments on long-term debt	(22,979)	(38,812)
Proceeds from the sale of treasury stock	491	726
Purchases of treasury stock	(7,400)	(9,386)
Excess tax benefit of share-based compensation arrangements	40	64
Dividends	(4,727)	(4,244)
Distributions to noncontrolling interests	(621)	(234)

Net cash provided by (used in) financing activities	4,440	(26,402)

Effect of exchange rate changes on cash	2,425	(2,186)

Net change in cash and cash equivalents	$616	$3,202

Non-cash investing and financing activities:
Acquisition of equipment under capital lease	$2,764	$-

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2011
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

The Company has manufacturing and marketing facilities in the United States, Mexico, Canada, Europe, Australia and Asia.

Note 2.   Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information for commercial and industrial companies and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the six months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2011. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2010.  The consolidated financial statements include all domestic and foreign subsidiaries in which the Company maintains an ownership interest and has operating control.  All intercompany accounts and transactions have been eliminated.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 3.   Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A three level fair value hierarchy is used to prioritize the inputs used in valuations, as defined below:

Level 1:                      Observable inputs that reflect unadjusted quoted prices for identical assets or liabilities in active markets.

Level 2:                      Inputs other than quoted prices included within level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3:                      Unobservable inputs for the asset or liability.

As of March 31, 2011 and September 30, 2010, the fair values of the Company’s assets and liabilities measured on a recurring basis are categorized as follows:

	March 31, 2011				September 30, 2010
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Short-term investments	$1,392	-	-	$1,392	$1,395	-	-	$1,395
Trading securities	14,076	-	-	14,076	11,770	-	-	11,770
Total assets at fair value	$15,468	-	-	$15,468	$13,165	-	-	$13,165

Liabilities:
Derivatives (1)	-	$3,024	-	$3,024	-	$4,445	-	$4,445
Total liabilities at fair value	-	$3,024	-	$3,024	-	$4,445	-	$4,445

(1) Interest rate swaps are valued based on observable market swap rates.

Note 4.   Inventories

Inventories consisted of the following:

	March 31, 2011	September 30, 2010

Materials and finished goods	$101,602	$93,737
Labor and overhead in process	20,893	14,189
	$122,495	$107,926

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 5.   Debt

In December 2010, the Company entered into a new domestic Revolving Credit Facility with a syndicate of financial institutions.  The maximum amount of borrowings available under the new facility is $300,000 and borrowings under the facility bear interest at LIBOR plus a factor ranging from 1.00% to 1.50% based on the Company’s leverage ratio.  The facility’s maturity is December 2015.  The new facility replaced the Company’s $225,000 Revolving Credit Facility.  The leverage ratio is defined as net indebtedness divided by EBITDA (earnings before interest, taxes, depreciation and amortization).  The Company is required to pay an annual commitment fee ranging from .20% to .30% (based on the Company’s leverage ratio) of the unused portion of the facility.

The Revolving Credit Facility requires the Company to maintain certain leverage and interest coverage ratios.  A portion of the facility (not to exceed $25,000) is available for the issuance of commercial and standby letters of credit.  Outstanding borrowings on the Revolving Credit Facilities were $209,500 and $187,000 as of March 31, 2011 and September 30, 2010, respectively.  The weighted-average interest rate on outstanding borrowings on these facilities at March 31, 2011 and 2010 was 2.85% and 3.01%, respectively.

The Company has entered into the following interest rate swaps:

Effective Date	Amount	Fixed Interest Rate	Interest Rate Spread at March 31, 2011	Maturity Date
September 2007	$25,000	4.77%	1.25%	September 2012
May 2008	30,000	3.72%	1.25%	September 2012
October 2008	20,000	3.46%	1.25%	October 2011
November 2011	25,000	2.13%	1.25%	November 2014
September 2012	25,000	3.03%	1.25%	December 2015
March 2012	25,000	2.44%	1.25%	March 2015

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

The fair value of the interest rate swaps reflected an unrealized loss of $3,024 ($1,845 after tax) at March 31, 2011 that is included in shareholders’ equity as part of accumulated other comprehensive loss.  Assuming market rates remain constant with the rates at March 31, 2011, approximately $1,331 of the $1,845 loss included in accumulated other comprehensive loss is expected to be recognized in earnings as an adjustment to interest expense over the next twelve months.

At March 31, 2011 and September 30, 2010, the interest rate swap contracts were reflected as a liability on the balance sheets.  The following derivatives are designated as hedging instruments:

Liability Derivatives
Balance Sheet Location:	March 31, 2011	September 30, 2010
Current liabilities:
Other current liabilities	$2,182	$2,623
Long-term liabilities
Other liabilities	842	1,822
Total derivatives	$3,024	$4,445

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 5.  Debt (continued)

The loss recognized on derivatives was as follows:

Location of
Derivatives in	Gain or (Loss)	Amount of		Amount of
Cash Flow	Recognized in	Loss Recognized		Loss Recognized
Hedging	Income (Loss) on	in Income (Loss)		in Income (Loss)
Relationships	Derivative	on Derivatives		on Derivatives
		Three Months ended March 31,		Six Months ended March 31,
		2011	2010	2011	2010

Interest rate swaps	Interest expense	$ (701)	$ (946)	$ (1,459)	$ (1,893)

The Company recognized the following losses in accumulated other comprehensive loss (“OCL”):

Location of
Gain or
(Loss)
			Reclassified	Amount of Gain or (Loss)
			from	Reclassified from
	Amount of Gain or		Accumulated	Accumulated OCL into
Derivatives in	(Loss) Recognized in		OCL into	Income
Cash Flow	OCL on Derivatives		Income	(Effective Portion*)
Hedging Relationships	March 31, 2011	March 31, 2010	(Effective Portion*)	March 31, 2011	March 31, 2010

Interest rate swaps	$ (24)	$ (732)	Interest expense	$ (890)	$ (1,155)

*There is no ineffective portion or amount excluded from effectiveness testing.

The Company, through certain of its German subsidiaries, has a credit facility with a European bank.  The maximum amount of borrowings available under this facility was 25.0 million Euros ($35,435).  Outstanding borrowings under the credit facility totaled 12.0 million Euros at March 31, 2011 and September 30, 2010.  The weighted-average interest rate on outstanding borrowings under this facility at March 31, 2011 and 2010 was 1.78% and 1.58%, respectively.

The Company, through its German subsidiary, Saueressig GmbH & Co. KG (“Saueressig”), has several loans with various European banks.  Outstanding borrowings under these loans totaled 7.3 million Euros ($10,322) and 7.9 million Euros ($10,816) at March 31, 2011 and September 30, 2010, respectively. The weighted-average interest rate on outstanding borrowings of Saueressig at March 31, 2011 and 2010 was 6.37% and 5.99%, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 5.  Debt (continued)

The Company, through its wholly-owned subsidiary, Matthews International S.p.A., has several loans with various Italian banks.  Outstanding borrowings on these loans totaled 8.5 million Euros ($12,005) and 10.8 million Euros ($14,680) at March 31, 2011 and September 30, 2010, respectively.  Matthews International S.p.A. also has three lines of credit totaling 8.4 million Euros ($11,864) with the same Italian banks.  Outstanding borrowings on these lines were 1.0 million Euros ($1,474) and 2.1 million Euros ($2,834) at March 31, 2011 and September 30, 2010, respectively.  The weighted-average interest rate on outstanding Matthews International S.p.A. borrowings at March 31, 2011 and 2010 was 3.40% and 3.66%, respectively.

As of March 31, 2011 the fair value of the Company’s long-term debt, including current maturities, approximated the carrying value included in the Condensed Consolidated Balance Sheet.  At September 30, 2010, the fair value of the Company’s long-term debt, including current maturities, was approximately $225,052.

Note 6.   Share-Based Payments

The Company maintains an equity incentive plan (the “2007 Equity Incentive Plan”) that provides for the grants of stock options, restricted shares, stock-based performance units and certain other types of stock-based awards. Under the 2007 Equity Incentive Plan, which has a ten-year term, the maximum number of shares available for grants or awards is an aggregate of 2,200,000.  The Company also maintains a stock incentive plan (the “1992 Incentive Stock Plan”) that previously provided for grants of stock options, restricted shares and certain other types of stock-based awards.  There will be no further grants under the 1992 Incentive Stock Plan.  At March 31, 2011, there were 1,134,844 shares reserved for future issuance under the 2007 Equity Incentive Plan. Both plans are administered by the Compensation Committee of the Board of Directors.

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

For the three-month periods ended March 31, 2011 and 2010, total stock-based compensation cost totaled $1,851 and $1,684, respectively.  For the six-month periods ended March 31, 2011 and 2010, total stock-based compensation cost totaled $3,608 and $3,293, respectively.  The associated future income tax benefit recognized was $721 and $656 for the three-month periods ended March 31, 2011 and 2010, respectively, and $1,407 and $1,284 for the six-month periods ended March 31, 2011 and 2010, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 6.   Share-Based Payments (continued)

For the three-month periods ended March 31, 2011 and 2010, the amount of cash received from the exercise of stock options was $338 and $54, respectively. For the six-month periods ended March 31, 2011 and 2010, the amount of cash received from the exercise of stock options was $491 and $726, respectively. In connection with these exercises, the tax benefits realized by the Company were $132 and $15 for the three-month periods ended March 31, 2011 and 2010, respectively, and $191 and $151 for the six-month periods ended March 31, 2011 and 2010, respectively.

Changes to restricted stock for the six months ended March 31, 2011 were as follows:

		Weighted-
		average
		grant-date
	Shares	fair value
Non-vested at September 30, 2010	437,442	$36.06
Granted	199,960	30.79
Vested	(56,440)	38.54
Expired or forfeited	(1,173)	34.72
Non-vested at March 31, 2011	579,789	34.00

As of March 31, 2011, the total unrecognized compensation cost related to unvested restricted stock was $6,686 and is expected to be recognized over a weighted average period of 1.6 years.

The transactions for shares under options for the six months ended March 31, 2011 were as follows:

			Weighted-
		Weighted-	average	Aggregate
		average	remaining	intrinsic
	Shares	exercise price	contractual term	value
Outstanding, September 30, 2010	953,326	$36.32
Granted	-	-
Exercised	(22,382)	21.91
Expired or forfeited	(13,481)	36.65
Outstanding, March 31, 2011	917,463	36.67	4.4	$1,727
Exercisable, March 31, 2011	556,738	35.25	4.0	$1,839

No shares were earned during the three-month and six-month periods ended March 31, 2011.  During the three-month and six-month periods ended March 31, 2010, the fair value of shares earned was $86 and $3,120, respectively. The intrinsic value of options (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during the six-month periods ended March 31, 2011 and 2010 was $288 and $457, respectively.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 6.   Share-Based Payments (continued)

The transactions for non-vested options for the six months ended March 31, 2011 were as follows:

		Weighted-average
		grant-date
Non-vested shares	Shares	fair value
Non-vested at September 30, 2010	366,179	$13.54
Granted	-	-
Vested	-	-
Expired or forfeited	(5,454)	10.90
Non-vested at March 31, 2011	360,725	13.58

As of March 31, 2011, the total unrecognized compensation cost related to non-vested stock options was approximately $145. This cost is expected to be recognized over a weighted-average period of 0.6 years in accordance with the vesting periods of the options.

The fair value of each restricted stock grant is estimated on the date of grant using a binomial lattice valuation model.  The following table indicates the assumptions used in estimating fair value of restricted stock for the quarters ended March 31, 2011 and 2010.

	Six Months Ended March 31,
	2011	2010
Expected volatility	30.0%	30.0%
Dividend yield	1.0%	.8%
Average risk free interest rate	1.2%	2.3%
Average expected term (years)	2.0	2.2

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

Under the Company’s Director Fee Plan, directors (except for the Chairman of the Board) who are not also officers of the Company each receive, as an annual retainer fee, either cash or shares of the Company's Class A Common Stock equivalent to $60.  The equivalent amount paid to a non-employee Chairman of the Board is $130. Where the annual retainer fee is provided in shares, each director may elect to be paid these shares on a current basis or have such shares credited to a deferred stock account as phantom stock, with such shares to be paid to the director subsequent to leaving the Board.  The value of deferred shares is recorded in other liabilities.  A total of 26,689 shares had been deferred under the Director Fee Plan at March 31, 2011.  Additionally, directors who are not also officers of the Company each receive an annual stock-based grant (non-statutory stock options, stock appreciation rights and/or restricted shares) with a value of $80.  A total of 22,300 stock options have been granted under the plan.  At March 31, 2011, 17,800 options were outstanding and vested. Additionally, 64,923 shares of restricted stock have been granted under the plan, 23,623 of which were unvested at March 31, 2011.  A total of 300,000 shares have been authorized to be issued under the Director Fee Plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 7.   Earnings Per Share Attributable to Matthews’ Shareholders

The information used to compute earnings per share attributable to Matthews’ common shareholders was as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Net income attributable to Matthews shareholders	$16,587	$15,931	$29,801	$28,927
Less: dividends and undistributed earnings allocated to participating securities	338	249	562	398
Net income available to Matthews shareholders	$16,249	$15,682	$29,239	$28,529

Weighted-average shares outstanding (in thousands):
Basic shares	28,961	29,841	28,993	29,910
Effect of dilutive securities:
Stock options	19	26	18	29
Phantom stock units	25	25	26	25
Diluted shares	29,005	29,892	29,037	29,964

Options to purchase 287,968 and 605,602 shares of common stock were not included in the computation of diluted earnings per share for the three months and six months ended March 31, 2011, respectively, because the inclusion of these options would be anti-dilutive. Options to purchase 621,050 and 812,071 shares of common stock were not included in the computation of diluted earnings per share for the three months and six months ended March 31, 2010, respectively, because the inclusion of these options would be anti-dilutive.

Note 8.   Pension and Other Postretirement Benefit Plans

The Company provides defined benefit pension and other postretirement plans to certain employees. Net periodic pension and other postretirement benefit cost for the plans included the following:

	Pension		Other Postretirement
Three months ended March 31,	2011	2010	2011	2010

Service cost	$1,237	$1,078	$158	$173
Interest cost	1,867	1,853	313	346
Expected return on plan assets	(1,843)	(1,717)	-	-
Amortization:
Prior service cost	6	(10)	(119)	(181)
Net actuarial loss	1,338	1,338	102	130

Net benefit cost	$2,605	$2,542	$454	$468

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 8.   Pension and Other Postretirement Benefit Plans (continued)

	Pension		Other Postretirement
Six months ended March 31,	2011	2010	2011	2010

Service cost	$2,474	$2,156	$316	$346
Interest cost	3,734	3,706	626	692
Expected return on plan assets	(3,686)	(3,434)	-	-
Amortization:
Prior service cost	12	(20)	(238)	(362)
Net actuarial loss	2,676	2,676	204	260

Net benefit cost	$5,210	$5,084	$908	$936

Benefit payments under the Company’s principal retirement plan are made from plan assets, while benefit payments under the postretirement benefit plan are made from the Company’s operating funds.  Under IRS regulations, the Company is not required to make any significant contributions to its principal retirement plan in fiscal year 2011.  During the six months ended March 31, 2011, contributions of $372 and $519 were made under the supplemental retirement plan and postretirement plan, respectively.  The Company currently anticipates contributing an additional $392 and $574 under the supplemental retirement plan and postretirement plan, respectively, for the remainder of fiscal 2011.

Note 9.   Income Taxes

Income tax provisions for the Company’s interim periods are based on the effective income tax rate expected to be applicable for the full year. The Company's effective tax rate for the six months ended March 31, 2011 was 35.2%, compared to 36.0% for the first six months of fiscal 2010. The difference between the Company's effective tax rate and the Federal statutory rate of 35.0% primarily reflected the impact of state and foreign income taxes.

The Company had unrecognized tax benefits (excluding penalties and interest) of $3,431 and $3,422 on March 31, 2011 and September 30, 2010, respectively, all of which, if recorded, would impact the 2011 annual effective tax rate.  It is reasonably possible that $326 of the unrecognized tax benefits could be recognized in the next 12 months primarily due to tax examinations and the expiration of statutes related to specific tax positions.

The Company classifies interest and penalties on tax uncertainties as a component of the provision for income taxes. The Company included $208 in interest and penalties in the provision for income taxes for the first six months of fiscal 2011. Total penalties and interest accrued were $2,620 and $2,412 at March 31, 2011 and September 30, 2010, respectively.  These accruals may potentially be applicable in the event of an unfavorable outcome of uncertain tax positions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 9.   Income Taxes (continued)

The Company is currently under examination in several tax jurisdictions and remains subject to examination until the statute of limitations expires for those tax jurisdictions.  As of March 31, 2011, the tax years that remain subject to examination by major jurisdiction generally are:

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

Information about the Company's segments follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Sales to external customers:
Memorialization:
Bronze	$52,857	$53,719	$103,370	$102,978
Casket	65,878	55,249	126,122	105,913
Cremation	9,807	8,991	19,460	17,491
	128,542	117,959	248,952	226,382
Brand Solutions:
Graphics Imaging	64,834	60,335	124,861	120,141
Marking Products	14,521	11,867	27,442	23,433
Merchandising Solutions	12,254	10,705	26,240	23,883
	91,609	82,907	178,543	167,457

	$220,151	$200,866	$427,495	$393,839

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 10.   Segment Information (continued)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Operating profit:
Memorialization:
Bronze	$10,811	$12,200	$20,937	$22,560
Casket	8,944	8,740	14,791	14,548
Cremation	1,118	953	2,170	2,083
	20,873	21,893	37,898	39,191
Brand Solutions:
Graphics Imaging	5,907	4,577	9,625	8,566
Marking Products	1,888	1,279	2,914	1,879
Merchandising Solutions	(183)	(631)	14	(342)
	7,612	5,225	12,553	10,103

	$28,485	$27,118	$50,451	$49,294

Note 11.   Acquisitions

In March 2011, the Company acquired Innovative Picking Technologies, Inc. (“IPTI”), a manufacturer of paperless order fulfillment systems.  The transaction is intended to expand the Company’s presence and product breadth in the marking products industry.

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

Note 12.   Goodwill and Other Intangible Assets

Goodwill related to business combinations is not amortized but is subject to annual review for impairment. In general, when the carrying value of a reporting unit exceeds its implied fair value, an impairment loss must be recognized. For purposes of testing for impairment, the Company uses a discounted cash flow technique. Intangible assets are amortized over their estimated useful lives unless such lives are considered to be indefinite. A significant decline in cash flows generated from these assets may result in a write-down of the carrying values of the related assets.  The Company performed its annual impairment review in the second fiscal quarter of 2011 and determined that no additional adjustments to the carrying values of goodwill or indefinite-lived intangible assets were necessary.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 12.   Goodwill and Other Intangible Assets (continued)

A summary of the carrying amount of goodwill attributable to each segment as well as the changes in such amounts are as follows:

				Graphics	Marking	Merchandising
	Bronze	Casket	Cremation	Imaging	Products	Solutions	Consolidated

Goodwill	$88,613	$140,553	$16,799	$149,161	$10,168	$9,138	$414,432
Accumulated impairment losses	(412)	-	(5,000)	(3,840)	-	-	(9,252)
Balance at September 30, 2010	88,201	140,553	11,799	145,321	10,168	9,138	$405,180

Additions during period	-	22,239	-	4,917	4,833	-	31,989
Translation and other adjustments	1,199	-	152	5,420	118	-	6,889
Goodwill	89,812	162,792	16,951	159,498	15,119	9,138	453,310
Accumulated impairment losses	(412)	-	(5,000)	(3,840)	-	-	(9,252)
Balance at March 31, 2011	$89,400	$162,792	$11,951	$155,658	$15,119	$9,138	$444,058

The addition to Casket goodwill primarily represents the acquisition of Freeman; the addition to Graphics goodwill represents the acquisition of the remaining 25% interest in Reproflex; and the addition to Marking Products goodwill represents the acquisition of IPTI.

The following tables summarize the carrying amounts and related accumulated amortization for intangible assets as of March 31, 2011 and September 30, 2010, respectively.

	Carrying	Accumulated
	Amount	Amortization	Net
March 31, 2011:
Trade names	$24,443	$- *	$24,443
Trade names	1,748	(997)	751
Customer relationships	42,933	(12,218)	30,715
Copyrights/patents/other	9,633	(6,682)	2,951
	$78,757	$(19,897)	$58,860

September 30, 2010:
Trade names	$24,314	$- *	$24,314
Trade names	1,689	(780)	909
Customer relationships	40,607	(10,674)	29,933
Copyrights/patents/other	8,984	(6,198)	2,786
	$75,594	$(17,652)	$57,942
* Not subject to amortization

The net change in intangible assets during the six months ended March 31, 2011 included the acquisition of intangibles in connection with the Freeman acquisition, in addition to the impact of foreign currency fluctuations during the period and additional amortization.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 12.   Goodwill and Other Intangible Assets (continued)

Amortization expense on intangible assets was $1,151 and $937 for the three-month periods ended March 31, 2011 and 2010, respectively.  For the six-month periods ended March 31, 2011 and 2010, amortization expense was $2,214 and $1,787, respectively. The remaining amortization expense is estimated to be $1,680 in 2011, $3,183 in 2012, $2,863 in 2013, $2,702 in 2014 and $2,540 in 2015.

Note 13.   Subsequent Events:

In connection with its May 2008 acquisition of a 78% interest in Saueressig, the Company entered into an option agreement related to the remaining 22% interest in Saueressig.  The option agreement contained certain put and call provisions for the purchase of the remaining 22% interest in future years at a price to be determined by a specified formula based on future operating results of Saueressig.  In April 2011, the Company completed the purchase of the  remaining 22% interest in Saueressig for 19.3 million Euros.

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

Results of Operations:

The following table sets forth certain income statement data of the Company expressed as a percentage of net sales for the periods indicated.

	Six months ended
	March 31,
	2011	2010
Sales	100.0%	100.0%
Gross profit	39.3%	38.4%
Operating profit	11.8%	12.5%
Net income attributable to Matthews’ shareholders	7.0%	7.3%

Sales for the six months ended March 31, 2011 were $427.5 million, compared to $393.8 million for the six months ended March 31, 2010.  Higher sales were reported in all of the Company’s business segments.  The increase primarily reflected the impact of recent acquisitions and higher sales volume in the Brand Solutions businesses, partially offset by an unfavorable impact of approximately $3.4 million from changes in foreign currency values against the U.S. dollar.

In the Memorialization businesses, Bronze segment sales for the first six months of fiscal 2011 were $103.4 million compared to $103.0 million for the first six months of fiscal 2010.  The increase primarily reflected sales of granite products resulting from the acquisition of United Memorial Products (“UMP”) in December 2009, partially offset by a decline in bronze product revenues.  The decline in bronze product revenues reflected higher unit volume, offset by an unfavorable change in product mix. Sales for the Casket segment were $126.1 million for the first six months of fiscal 2011 compared to $105.9 million for the same period in fiscal 2010.  The increase resulted principally from recent acquisitions.  Excluding the impact of acquisitions, sales for the segment were slightly higher than a year ago, reflecting higher unit sales in the second quarter of fiscal 2011 compared to the second quarter of fiscal 2010.

Sales for the Cremation segment were $19.5 million for the first half of fiscal 2011 compared to $17.5 million for the same period a year ago. The increase principally reflected the acquisition of a cremation equipment manufacturer in the U.K. in March 2010 and higher sales of cremation equipment in Europe, partially offset by lower sales of cremation equipment in the U.S. market.  The decline in U.S. equipment sales primarily resulted from delays related to customer financing and required permits. In the Company’s Brand Solutions businesses, sales for the Graphics Imaging segment in the first six months of fiscal 2011 were $124.9 million, compared to $120.1 million for the same period a year ago.  The increase resulted from higher sales in the European, U.S. and Asian markets, partially offset by an approximately $4.0 million impact from unfavorable changes in the value of foreign currencies against the U.S. dollar.  Marking Products segment sales for the six months ended March 31, 2011 were $27.4 million, compared to $23.4 million for the first six months of fiscal 2010.  The increase was primarily attributable to higher unit volumes of equipment and consumables in the U.S. and China, and a small U.S. acquisition in March 2011.  Sales for the Merchandising Solutions segment were $26.2 million for the first half of fiscal 2011, compared to $23.9 million for the same period a year ago.  The increase principally reflected higher project volume for several global customers.

Gross profit for the six months ended March 31, 2011 was $167.9 million, compared to $151.2 million for the six months ended March 31, 2010.  Consolidated gross profit as a percent of sales for the first half of fiscal 2011 increased to 39.3% from 38.4% for the first half of fiscal 2010.  The increase in consolidated gross profit and gross profit percentage primarily reflected higher sales in the Brand Solutions businesses and the benefits from cost structure initiatives.  The increases were partially offset by higher commodity costs in the Bronze and Casket segments.

Selling and administrative expenses for the six months ended March 31, 2011 were $117.4 million, compared to $101.9 million for the first half of fiscal 2010.  Consolidated selling and administrative expenses as a percent of sales were 27.5% for the six months ended March 31, 2011, compared to 25.9% for the same period last year.  The increase in selling and administrative expenses was primarily attributable to recent acquisitions.

Operating profit for the six months ended March 31, 2011 was $50.5 million, compared to $49.3 million for the six months ended March 31, 2010.  Bronze segment operating profit for the six months ended March 31, 2011 was $20.9 million, compared to $22.6 million for the first half of fiscal 2010.  The decrease primarily reflected an unfavorable shift in mix of bronze product sales and higher bronze material cost.  Casket segment operating profit was $14.8 million for the first six months of fiscal 2011, compared to $14.5 million for the same period in fiscal 2010.  Casket segment operating profit for the current quarter reflected the benefit of acquisitions and higher unit sales in the fiscal 2011 second quarter compared to the same quarter in fiscal 2010, offset partially by higher steel and fuel costs.  Cremation segment operating profit for the first half of fiscal 2011 was $2.2 million, compared to $2.1 million for the same period in the prior year.  The increase principally reflected higher sales, partially offset by the impact of a change in mix of equipment sales, with a higher level of European sales, which generally have lower margins than sales in the U.S.  Graphics Imaging segment operating profit for the six months ended March 31, 2011 was $9.6 million, compared to $8.6 million for the same period in fiscal 2010.  The increase reflected higher sales and improvements in the segment’s U.S. cost structure, partially offset by the unfavorable impact of changes in foreign currencies against the U.S. dollar.  Operating profit for the Marking Products segment for the first half of fiscal 2011 was $2.9 million, compared to $1.9 million for the same period a year ago.  The increase primarily resulted from higher sales.  Merchandising Solutions segment operating profit was $14,000 for the first six months of fiscal 2011, compared to an operating loss of $342,000 for the same period in fiscal 2010.  The increase primarily reflected higher sales in fiscal 2011.

Investment income was $1.6 million for the six months ended March 31, 2011, compared to $2.0 million for the six months ended March 31, 2010.  The decrease primarily resulted from lower average levels of invested funds.  Interest expense was approximately $3.8 million for the first six months of fiscal 2011 and 2010. Other income (deductions), net for the six months ended March 31, 2011 was a reduction of income of $966,000, compared to $731,000 for the same period last year.

The Company's effective tax rate for the six months ended March 31, 2011 was 35.2%, compared to 36.0% for the same period last year.  The Company’s effective tax rate for the fiscal 2010 full year was 35.8%, excluding the impact of unusual items.  The fiscal 2011 tax rate reflects the favorable impact from implementation of European operating structure initiatives in fiscal 2011.  The difference between the Company's effective tax rate and the Federal statutory rate of 35.0% primarily reflected the impact of state taxes, offset partially by lower foreign income taxes.

Net income attributable to noncontrolling interests in the first six months of fiscal 2011 was $841,000, compared to $1.0 million in the first six months of fiscal 2010.  The decrease related principally to the Company’s acquisition of the remaining 25% interest in one of its less than wholly-owned German graphics businesses effective October 1, 2010.

Goodwill:

Goodwill related to business combinations is not amortized, but is subject to annual review for impairment.  In general, when the carrying value of a reporting unit exceeds its implied fair value, an impairment loss must be recognized.  For purposes of testing for impairment, the Company uses a discounted cash flow technique.  The Company performed its annual impairment review in the second quarter of fiscal 2011 and determined that no additional adjustments to the carrying values of goodwill were necessary at March 31, 2011.

Liquidity and Capital Resources:

Net cash provided by operating activities was $33.8 million for the six months ended March 31, 2011, compared to $55.7 million for the first six months of fiscal 2010. Operating cash flow for both periods reflected net income adjusted for depreciation, amortization, stock-based compensation expense and pension expense, partially offset by decreases in deferred taxes. Changes in working capital items, principally increases in inventory and fiscal year-end compensation related payments, were the principal factors in the year-over-year decline.

Cash used in investing activities was $40.0 million for the six months ended March 31, 2011, compared to $23.9 million for the six months ended March 31, 2010.  Investing activities for the first half of fiscal 2011 primarily reflected capital expenditures of $7.7 million, payments (net of cash acquired) of $31.7 million for acquisitions, net purchases of investments of $1.6 million and proceeds from the sale of assets of $1.0 million.  Investing activities for the first half of fiscal 2010 reflected capital expenditures of $8.4 million, payments (net of cash acquired) of $14.6 million for acquisitions and net purchases of investments of $1.6 million.

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

Cash provided by financing activities for the six months ended March 31, 2011 was $4.4 million, primarily reflecting long-term debt proceeds, net of repayments, of $16.7 million, proceeds of $491,000 from the sale of treasury stock (stock option exercises), treasury stock purchases of $7.4 million, dividends of $4.7 million to the Company's shareholders and distributions to noncontrolling interests of $621,000.  Cash used in financing activities for the first half of 2010 was $26.4 million, primarily reflecting long-term repayments, net of proceeds, of $13.3 million, treasury stock purchases of $9.4 million, dividends of $4.2 million to the Company's shareholders, distributions to noncontrolling interests of $234,000 and proceeds of $726,000 from the sale of treasury stock (stock option exercises).

In December 2010, the Company entered into a new domestic Revolving Credit Facility with a syndicate of financial institutions.  The maximum amount of borrowings available under the new facility is $300.0 million and borrowings under the facility bear interest at LIBOR plus a factor ranging from 1.00% to 1.50% based on the Company’s leverage ratio.

The facility’s maturity is December 2015.  The new facility replaced the Company’s $225.0 million Revolving Credit Facility.  The leverage ratio is defined as net indebtedness divided by EBITDA (earnings before interest, taxes, depreciation and amortization).  The Company is required to pay an annual commitment fee ranging from .20% to .30% (based on the Company’s leverage ratio) of the unused portion of the facility.   The Revolving Credit Facility requires the Company to maintain certain leverage and interest coverage ratios.  A portion of the facility (not to exceed $25.0 million) is available for the issuance of commercial and standby letters of credit.  Outstanding borrowings on the Revolving Credit Facility as of March 31, 2011 and September 30, 2010 were $209.5 million and $187.0 million, respectively.  The weighted-average interest rate on outstanding borrowings under the credit facilities was 2.85% and 3.01% at March 31, 2011 and 2010, respectively.

The Company has entered into the following interest rate swaps:

Effective Date	Date	Amount	Fixed Interest Rate	Interest Rate Spread at March 31, 2011	Maturity Date
September 2007	September 2007	$25 million	4.77%	1.25%	September 2012
May 2008	May 2008	30 million	3.72%	1.25%	September 2012
October 2008	October 2008	20 million	3.46%	1.25%	October 2011
November 2011	February 2011	25 million	2.13%	1.25%	November 2014
September 2012	February 2011	25 million	3.03%	1.25%	December 2015
March 2012	March 2011	25 million	2.44%	1.25%	March 2015

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

The fair value of the interest rate swaps reflected an unrealized loss of $3.0 million ($1.8 million after tax) at March 31, 2011 that is included in shareholders’ equity as part of accumulated other comprehensive loss.  Assuming market rates remain constant with the rates at March 31, 2011, approximately $1.3 million of the $1.8 million loss included in accumulated other comprehensive loss is expected to be recognized in earnings as interest expense over the next twelve months.

The Company, through certain of its German subsidiaries, has a credit facility with a European bank.  The maximum amount of borrowings available under this facility was 25.0 million Euros ($35.4 million).  Outstanding borrowings under the credit facility totaled 12.0 million Euros at March 31, 2011 and September 30, 2010.  The weighted-average interest rate on outstanding borrowings under this facility at March 31, 2011 and 2010 was 1.78% and 1.58%, respectively.

The Company, through its German subsidiary, Saueressig GmbH & Co. KG (“Saueressig”), has several loans with various European banks.  Outstanding borrowings under these loans totaled 7.3 million Euros ($10.3 million) and 7.9 million Euros ($10.8 million) at March 31, 2011 and September 30, 2010, respectively. The weighted-average interest rate on outstanding borrowings of Saueressig at March 31, 2011 and 2010 was 6.37% and 5.99%, respectively.

The Company, through its wholly-owned subsidiary, Matthews International S.p.A., has several loans with various Italian banks.  Outstanding borrowings on these loans totaled 8.5 million Euros ($12.0 million) and 10.8 million Euros ($14.7 million) at March 31, 2011 and September 30, 2010, respectively.  Matthews International S.p.A. also has four lines of credit totaling 8.4 million Euros ($11.9 million) with the same Italian banks.  Outstanding borrowings on these lines were 1.0 million Euros ($1.5 million) and 2.1 million Euros ($2.8 million) at March 31, 2011 and September 30, 2010, respectively.  The weighted-average interest rate on outstanding Matthews International S.p.A. borrowings at March 31, 2011 and 2010 was 3.40% and 3.66%, respectively.

The Company has a stock repurchase program.  Under the current authorization, the Company's Board of Directors has authorized the repurchase of a total of 2,500,000 shares of Matthews’ common stock under the program, of which 1,061,985 shares had been repurchased as of March 31, 2011.

The buy-back program is designed to increase shareholder value, enlarge the Company's holdings of its common stock, and add to earnings per share.  Repurchased shares may be retained in treasury, utilized for acquisitions, or reissued to employees or other purchasers, subject to the restrictions of the Company’s Restated Articles of Incorporation.

Consolidated working capital of the Company was $211.6 million at March 31, 2011, compared to $187.5 million at September 30, 2010.  Cash and cash equivalents were $60.3 million at March 31, 2011, compared to $59.7 million at September 30, 2010. The Company's current ratio was 2.5 at March 31, 2011, compared to 2.3 at September 30, 2010.

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

At March 31, 2011, an accrual of approximately $6.6 million had been recorded for environmental remediation (of which $827,000 was classified in other current liabilities), representing management's best estimate of the probable and reasonably estimable costs of the Company's known remediation obligations.  The accrual, which reflects previously established reserves assumed with the acquisition of York and additional reserves recorded as a purchase accounting adjustment, does not consider the effects of inflation and anticipated expenditures are not discounted to their present value.  Changes in the accrued environmental remediation obligation from the prior fiscal year reflect payments charged against the accrual.

While final resolution of these contingencies could result in costs different than current accruals, management believes the ultimate outcome will not have a significant effect on the Company's consolidated results of operations or financial position.

Acquisitions:

In March 2011, the Company acquired Innovative Picking Technologies, Inc., a U.S. manufacturer of paperless order fulfillment systems. The transaction is intended to expand the Company’s presence and product breadth in the marking products industry.

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

The Company continues to expect that certain market conditions could have a significant influence on expectations for the remainder of fiscal 2011.  Rising commodity costs and the ongoing trend in the casketed death rate are important considerations for the Bronze and Casket segments.  In addition, competitive pricing conditions and shifting product mix for memorial products remain challenges. However, recent volume growth in the Casket segment and Brand Solutions businesses, in addition to an increase in the Company’s U.S. cremation equipment order backlog, were encouraging.

On this basis, the Company is maintaining its estimate for fiscal 2011 earnings per share to grow in the mid-to-high single digit percentage range over fiscal 2010 (excluding unusual charges in both years).

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

LONG-TERM CONTRACTUAL OBLIGATIONS AND COMMITMENTS:

The following table summarizes the Company’s contractual obligations at March 31, 2011, and the effect such obligations are expected to have on its liquidity and cash flows in future periods.

	Payments due in fiscal year:
		Remainder			After
	Total	2011	2012 to 2013	2014 to 2015	2015
Contractual Cash Obligations:	(Dollar amounts in thousands)
Revolving credit facilities	$226,509	$-	$17,009	$-	$209,500
Notes payable to banks	25,255	3,015	10,405	8,633	3,202
Short-term borrowings	1,474	1,474	-	-	-
Capital lease obligations	5,498	1,672	3,365	461	-
Non-cancelable operating leases	18,858	4,907	10,689	3,262	-

Total contractual cash obligations	$277,594	$11,068	$41,468	$12,356	$212,702

A significant portion of the loans included in the table above bear interest at variable rates.  At March 31, 2011, the weighted-average interest rate was 2.85% on the Company’s domestic Revolving Credit Facility, 1.78% on the credit facility through the Company’s German subsidiaries, 3.40% on bank loans to the Company’s wholly-owned subsidiary, Matthews International S.p.A, and 6.37% on bank loans to its majority-owned subsidiary, Saueressig.

Benefit payments under the Company’s principal retirement plan are made from plan assets, while benefit payments under the supplemental retirement plan and postretirement benefit plan are funded from the Company’s operating cash.  The Company is not required to make any significant contributions to its principal retirement plan in fiscal 2011.  During the six months ended March 31, 2011, contributions of $372,000 and $519,000 were made under the supplemental retirement plan and postretirement plan, respectively.  The Company currently anticipates contributing an additional $392,000 and $574,000 under the supplemental retirement plan and postretirement plan, respectively, for the remainder of fiscal 2011.

In connection with its May 2008 acquisition of a 78% interest in Saueressig, the Company entered into an option agreement related to the remaining 22% interest in Saueressig.  The option agreement contained certain put and call provisions for the purchase of the remaining 22% interest in future years at a price to be determined by a specified formula based on future operating results of Saueressig.  In April 2011, the Company completed the purchase of the remaining 22% interest in Saueressig for 19.3 million Euros.

Unrecognized tax benefits are positions taken, or expected to be taken, on an income tax return that may result in additional payments to tax authorities.  If a tax authority agrees with the tax position taken, or expected to be taken, or the applicable statute of limitations expires, then additional payments will not be necessary.  As of March 31, 2011, the Company had unrecognized tax benefits, excluding penalties and interest, of approximately $3.4 million.  The timing of potential future payments related to the unrecognized tax benefits is not presently determinable. The Company believes that its current liquidity sources, combined with its operating cash flow and borrowing capacity, will be sufficient to meet its capital needs for the foreseeable future.

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

The fair value of the interest rate swaps reflected an unrealized loss of $3.0 million ($1.8 million after tax) at March 31, 2011 that is included in equity as part of accumulated other comprehensive loss.  A decrease of 10% in market interest rates (e.g. a decrease from 5.0% to 4.5%) would result in an increase of approximately $322,000 in the fair value liability of the interest rate swaps.

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

Foreign Currency Exchange Rates - The Company is subject to changes in various foreign currency exchange rates, including the Euro, British Pound, Canadian Dollar, Australian Dollar, Swedish Krona, Chinese Yuan, Hong Kong Dollar and Polish Zloty, in the conversion from local currencies to the U.S. dollar of the reported financial position and operating results of its non-U.S. based subsidiaries.  A strengthening of the U. S. dollar of 10% would have resulted in a decrease in reported sales of $15.9 million and a decrease in reported operating income of 1.7 million for the six months ended March 31, 2011.

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

	Impact of Changes in Actuarial Assumptions
	Change in Discount Rate		Change in Expected Return		Change in Market Value of Assets
	+1%	-1%	+1%	-1%	+5%	-5%
	(Dollar amounts in thousands)
Increase (decrease) in net benefit cost	$ (2,147))	$ 2,698	$(925))	$9255	$ (833))	$ 833

Increase (decrease) in projected benefit obligation	(19,144))	24,017	-	-	-	-

Increase (decrease) in funded status	19,144	(24,017))	-	-	4,743	(4,743))

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

Management, under the supervision and with the participation of our Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures in effect as of March 31, 2011. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2011, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that material information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, and that such information is recorded, summarized and properly reported within the appropriate time period, relating to the Company and its consolidated subsidiaries, required to be included in the Exchange Act reports, including this Quarterly Report on Form 10-Q.

There have been no changes in the Company’s internal controls over financial reporting that occurred during the fiscal quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2.                      Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Stock Repurchase Plan

The Company has a stock repurchase program.  Under the current authorization, the Company's Board of Directors has authorized the repurchase of a total of 2,500,000 shares of Matthews’ common stock under the program, of which 1,061,985 shares had been repurchased as of March 31, 2011.  The buy-back program is designed to increase shareholder value, enlarge the Company's holdings of its common stock, and add to earnings per share.  Repurchased shares may be retained in treasury, utilized for acquisitions, or reissued to employees or other purchasers, subject to the restrictions of the Company’s Restated Articles of Incorporation.

The following table shows the monthly fiscal 2011 stock repurchase activity:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced plan	Maximum number of shares that may yet be purchased under the plan

October 2010	760	$33.44	760	1,649,145
November 2010	11,735	33.31	11,735	1,637,410
December 2010	69,048	33.69	69,048	1,568,362
January 2011	20,347	34.14	20,347	1,548,015
February 2011	35,000	36.16	35,000	1,513,015
March 2011	75,000	35.96	75,000	1,438,015
Total	211,890	34.92	211,890

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit
	No.	Description

	10.1	Sale and Purchase and Transfer Agreement-B Regarding the Sale and Purchase and Transfer of a Partnership Interest in Saueressig GmbH & Co. KG
	31.1	Certification of Principal Executive Officer for Joseph C. Bartolacci
	31.2	Certification of Principal Financial Officer for Steven F. Nicola
	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Joseph C. Bartolacci
	32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Steven F. Nicola

(b)	Reports on Form 8-K

On January 21, 2011, Matthews filed a Current Report on Form 8-K under Item 2.02 in connection with a press release announcing its earnings for the first fiscal quarter of 2011.

On February 22, 2011, Matthews filed a Current Report on Form 8-K under Item 5.07 reporting the results of the matters voted on at the Company’s Annual Meeting of Shareholders held on February 17, 2011.

On February 24, 2011, Matthews filed a Current Report on Form 8-K under Item 5.02 in connection with a press release announcing the resignation of Director Martin Schlatter.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATTHEWS INTERNATIONAL CORPORATION
(Registrant)

Date: May 6, 2011	/s/ Joseph C. Bartolacci
Joseph C. Bartolacci, President
and Chief Executive Officer

Date: May 6, 2011	/s/ Steven F. Nicola
Steven F. Nicola, Chief Financial Officer,
Secretary and Treasurer