Form 10-Q
period 2011-06-30
MATTHEWS INTERNATIONAL CORP
filed 2011-08-04
CIK 63296

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-Q

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For The Quarterly Period Ended June 30, 2011

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

As of July 31, 2011, shares of common stock outstanding were:

  Class A Common Stock 29,234,875 shares

PART I - FINANCIAL INFORMATION
MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollar amounts in thousands, except per share data)

	June 30, 2011		September 30, 2010

ASSETS
Current assets:
Cash and cash equivalents		$54,720		$59,715
Short-term investments		1,392		1,395
Accounts receivable, net		160,977		151,038
Inventories		131,977		107,926
Deferred income taxes		1,676		1,666
Other current assets		17,414		13,915

Total current assets		368,156		335,655

Investments		16,314		13,642
Property, plant and equipment: Cost	331,205		308,630
Less accumulated depreciation	(199,243)		(178,880)
		131,962		129,750
Deferred income taxes		33,116		30,555
Other assets		16,373		21,101
Goodwill		447,473		405,180
Other intangible assets, net		58,068		57,942

Total assets		$1,071,462		$993,825

LIABILITIES
Current liabilities:
Long-term debt, current maturities		$8,714		$12,073
Accounts payable		46,963		36,308
Accrued compensation		34,065		39,062
Accrued income taxes		15,754		12,984
Other current liabilities		50,538		47,686

Total current liabilities		156,034		148,113

Long-term debt		259,991		225,256
Accrued pension		53,091		50,276
Postretirement benefits		24,121		23,307
Deferred income taxes		16,919		15,950
Environmental reserve		5,571		5,961
Other liabilities		39,011		31,234
Total liabilities		554,738		500,097

SHAREHOLDERS’ EQUITY
Shareholders' equity-Matthews:
Common stock	36,334		36,334
Additional paid-in capital	46,779		48,294
Retained earnings	663,516		621,923
Accumulated other comprehensive loss	(20,311)		(37,136)
Treasury stock, at cost	(213,207)		(207,470)
Total shareholders’ equity-Matthews		513,111		461,945
Noncontrolling interests		3,613		31,783
Total shareholders’ equity		516,724		493,728

Total liabilities and shareholders' equity		$1,071,462		$993,825

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Sales	$231,511	$213,329	$659,006	$607,168
Cost of sales	(139,567)	(128,360)	(399,204)	(371,028)

Gross profit	91,944	84,969	259,802	236,140

Selling and administrative expenses	(56,863)	(50,455)	(174,270)	(152,332)

Operating profit	35,081	34,514	85,532	83,808

Investment income (loss)	595	(96)	2,244	1,908
Interest expense	(2,166)	(1,869)	(6,005)	(5,620)
Other income (deductions), net	(559)	(329)	(1,525)	(1,060)

Income before income taxes	32,951	32,220	80,246	79,036

Income taxes	(10,780)	(11,011)	(27,433)	(27,876)

Net income	22,171	21,209	52,813	51,160
Less: net income attributable to noncontrolling interests	(296)	(798)	(1,137)	(1,822)

Net income attributable to Matthews shareholders	$21,875	$20,411	$51,676	$49,338

Earnings per share attributable to Matthews shareholders:
Basic	$0.74	$.68	$1.75	$1.65

Diluted	$0.74	$.68	$1.75	$1.64

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
for the nine months ended June 30, 2011 and 2010 (Unaudited)
(Dollar amounts in thousands, except per share data)
__________

	Shareholders’ Equity - Matthews
				Accumulated
		Additional		Other		Non-
	Common	Paid-in	Retained	Comprehensive	Treasury	controlling
	Stock	Capital	Earnings	Income (Loss)	Stock	interests	Total
Balance, September 30, 2010	$36,334	$48,294	$621,923	$(37,136)	$(207,470)	$31,783	$493,728
Net income	-	-	51,676	-	-	1,137	52,813
Minimum pension liability	-	-	-	2,409	-	-	2,409
Translation adjustment	-	-	-	14,497	-	2,209	16,706
Fair value of derivatives	-	-	-	(81)	-	-	(81)
Total comprehensive income							71,847
Stock-based compensation	-	5,301	-	-	-	-	5,301
Purchase of 394,208 shares of treasury stock	-	-	-	-	(14,343)	-	(14,343)
Issuance of 283,897 shares of treasury stock	-	(6,816)	-	-	8,606	-	1,790
Dividends, $.24 per share	-	-	(7,078)	-	-	-	(7,078)
Distributions to noncontrolling interests						(34,244)	(34,244)
Arrangement- noncontrolling interest			(3,005)			2,728	(277)
Balance, June 30, 2011	$36,334	$46,779	$663,516	$(20,311)	$(213,207)	$3,613	$516,724

	Shareholders’ Equity - Matthews
				Accumulated
		Additional		Other		Non-
	Common	Paid-in	Retained	Comprehensive	Treasury	controlling
	Stock	Capital	Earnings	Income (Loss)	Stock	interests	Total
Balance, September 30, 2009	$36,334	$47,436	$559,786	$(29,884)	$(179,454)	$4,676	$438,894
Net income	-	-	49,338	-	-	1,822	51,160
Minimum pension liability	-	-	-	2,367	-	-	2,367
Translation adjustment	-	-	-	(33,653)	-	(58)	(33,711)
Fair value of derivatives	-	-	-	575	-	-	575
Total comprehensive income							20,391
Stock-based compensation	-	4,926	-	-	-	-	4,926
Purchase of 634,300 shares of treasury stock	-	-	-	-	(20,942)	-	(20,942)
Issuance of 32,090 shares of treasury stock	-	(5,853)	-	-	6,672	-	819
Dividends, $.21 per share	-	-	(6,336)	-	-	-	(6,336)
Distributions to noncontrolling interests						(234)	(234)
Arrangement- noncontrolling interest			1,769			21,278	23,047
Balance, June 30, 2010	$36,334	$46,509	$604,557	$(60,595)	$(193,724)	$27,484	$460,565

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollar amounts in thousands, except per share data)

	Nine Months Ended
	June 30,
	2011	2010

Cash flows from operating activities:
Net income	$52,813	$51,160
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,447	20,021
Gain on investments	(950)	(226)
(Gain) loss on sale of assets	(2,348)	131
Stock-based compensation expense	5,301	4,926
Change in deferred taxes	(618)	(4,473)
Changes in working capital items	(23,418)	7,618
Decrease (increase) in other assets	4,727	(2,543)
Decrease in other liabilities	(1,524)	(871)
Increase in pension and postretirement benefits	7,579	7,795

Net cash provided by operating activities	62,009	83,538

Cash flows from investing activities:
Capital expenditures	(15,850)	(11,050)
Acquisitions, net of cash acquired	(31,458)	(28,249)
Proceeds from sale of assets	1,174	172
Proceeds from sale of investments	1	756
Purchases of investments	(1,639)	(1,616)

Net cash used in investing activities	(47,772)	(39,987)

Cash flows from financing activities:
Proceeds from long-term debt	63,031	38,465
Payments on long-term debt	(37,529)	(46,790)
Proceeds from the sale of treasury stock	1,570	749
Purchases of treasury stock	(14,343)	(20,942)
Excess tax benefit of share-based compensation arrangements	73	70
Dividends	(7,078)	(6,336)
Distributions to noncontrolling interests	(34,244)	(234)

Net cash used in financing activities	(28,520)	(35,018)

Effect of exchange rate changes on cash	9,288	(10,291)

Net change in cash and cash equivalents	$(4,995)	$(1,758)

Non-cash investing and financing activities:
Acquisition of equipment under capital lease	$2,764	$-

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2011
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

The Company has manufacturing and marketing facilities in the United States, Mexico, Canada, Europe, Australia and Asia.

Note 2.   Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information for commercial and industrial companies and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the nine months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2011. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2010.  The consolidated financial statements include all domestic and foreign subsidiaries in which the Company maintains an ownership interest and has operating control.  All intercompany accounts and transactions have been eliminated.

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

As of June 30, 2011 and September 30, 2010, the fair values of the Company’s assets and liabilities measured on a recurring basis are categorized as follows:

	June 30, 2011				September 30, 2010
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Short-term investments	$1,392	-	-	$1,392	$1,395	-	-	$1,395
Trading securities	14,326	-	-	14,326	11,770	-	-	11,770
Total assets at fair value	$15,718	-	-	$15,718	$13,165	-	-	$13,165

Liabilities:
Derivatives (1)	-	$4,577	-	$4,577	-	$4,445	-	$4,445
Total liabilities at fair value	-	$4,577	-	$4,577	-	$4,445	-	$4,445

(1) Interest rate swaps are valued based on observable market swap rates.

Note 4.   Inventories

Inventories consisted of the following:

	June 30, 2011	September 30, 2010

Raw materials	$40,067	$28,266
Work in process	21,049	14,159
Finished goods	70,861	65,501
	$131,977	$107,926

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

The Revolving Credit Facility requires the Company to maintain certain leverage and interest coverage ratios.  A portion of the facility (not to exceed $25,000) is available for the issuance of commercial and standby letters of credit.  Outstanding borrowings on the Revolving Credit Facilities were $204,000 and $187,000 as of June 30, 2011 and September 30, 2010, respectively.  The weighted-average interest rate on outstanding borrowings on these facilities at June 30, 2011 and 2010 was 2.98% and 2.94%, respectively.

The Company has entered into the following interest rate swaps:

Effective Date	Amount	Fixed Interest Rate	Interest Rate Spread at June 30, 2011	Maturity Date
September 2007	$25,000	4.77%	1.25%	September 2012
May 2008	20,000	3.72%	1.25%	September 2012
October 2008	20,000	3.46%	1.25%	October 2011
May 2011	25,000	1.37%	1.25%	May 2014
November 2011	25,000	2.13%	1.25%	November 2014
March 2012	25,000	2.44%	1.25%	March 2015
September 2012	25,000	3.03%	1.25%	December 2015

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

The fair value of the interest rate swaps reflected an unrealized loss of $4,577 ($2,792 after tax) at June 30, 2011 that is included in shareholders’ equity as part of accumulated other comprehensive loss.  Assuming market rates remain constant with the rates at June 30, 2011, approximately $1,331 of the $2,792 loss included in accumulated other comprehensive loss is expected to be recognized in earnings as an adjustment to interest expense over the next twelve months.

At June 30, 2011 and September 30, 2010, the interest rate swap contracts were reflected as a liability on the balance sheets.  The following derivatives are designated as hedging instruments:

Liability Derivatives
Balance Sheet Location:	June 30, 2011	September 30, 2010
Current liabilities:
Other current liabilities	$2,181	$2,623
Long-term liabilities
Other liabilities	2,396	1,822
Total derivatives	$4,577	$4,445

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 5.  Debt (continued)

The loss recognized on derivatives was as follows:

Location of
Derivatives in	Gain or (Loss)	Amount of		Amount of
Cash Flow	Recognized in	Loss Recognized		Loss Recognized
Hedging	Income (Loss) on	in Income (Loss)		in Income (Loss)
Relationships	Derivative	on Derivatives		on Derivatives
		Three Months ended June 30,		Nine Months ended June 30,
		2011	2010	2011	2010

Interest rate swaps	Interest expense	$ (719)	$ (926)	$ (2,178)	$ (2,819)

The Company recognized the following losses in accumulated other comprehensive loss (“OCL”):

Location of
Gain or
(Loss)
			Reclassified	Amount of Gain or (Loss)
			from	Reclassified from
	Amount of Gain or		Accumulated	Accumulated OCL into
Derivatives in	(Loss) Recognized in		OCL into	Income
Cash Flow	OCL on Derivatives		Income	(Effective Portion*)
Hedging Relationships	June 30, 2011	June 30, 2010	(Effective Portion*)	June 30, 2011	June 30, 2010

Interest rate swaps	$ (1,410)	$ (1,145)	Interest expense	$ (1,329)	$ (1,720)

*There is no ineffective portion or amount excluded from effectiveness testing.

The Company, through certain of its German subsidiaries, has a credit facility with a European bank.  The maximum amount of borrowings available under this facility was 25.0 million Euros ($36,255).  Outstanding borrowings under the credit facility totaled 23.6 million Euros ($34,225) at June 30, 2011 and 12.0 million Euros ($16,361) at September 30, 2010.  The weighted-average interest rate on outstanding borrowings under this facility at June 30, 2011 and 2010 was 2.27% and 1.58%, respectively.

The Company, through its German subsidiary, Saueressig GmbH & Co. KG (“Saueressig”), has several loans with various European banks.  Outstanding borrowings under these loans totaled 8.5 million Euros ($12,262) and 7.9 million Euros ($10,816) at June 30, 2011 and September 30, 2010, respectively. The weighted-average interest rate on outstanding borrowings of Saueressig at June 30, 2011 and 2010 was 6.02% and 6.05%, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 5.  Debt (continued)

The Company, through its wholly-owned subsidiary, Matthews International S.p.A., has several loans with various Italian banks.  Outstanding borrowings on these loans totaled 7.5 million Euros ($10,830) and 10.8 million Euros ($14,680) at June 30, 2011 and September 30, 2010, respectively.  Matthews International S.p.A. also has four lines of credit totaling 11.4 million Euros ($16,489) with the same Italian banks.  There were no outstanding borrowings on these lines at June 30, 2011, and outstanding borrowings on these lines totaled 2.1 million Euros ($2,834) at September 30, 2010.  The weighted-average interest rate on outstanding Matthews International S.p.A. borrowings at June 30, 2011 and 2010 was 3.26% and 3.61%, respectively.

As of June 30, 2011 the fair value of the Company’s long-term debt, including current maturities, approximated the carrying value included in the Condensed Consolidated Balance Sheet.  At September 30, 2010, the fair value of the Company’s long-term debt, including current maturities, was approximately $225,052.

Note 6.   Share-Based Payments

The Company maintains an equity incentive plan (the “2007 Equity Incentive Plan”) that provides for the grants of stock options, restricted shares, stock-based performance units and certain other types of stock-based awards. Under the 2007 Equity Incentive Plan, which has a ten-year term, the maximum number of shares available for grants or awards is an aggregate of 2,200,000.  The Company also maintains a stock incentive plan (the “1992 Incentive Stock Plan”) that previously provided for grants of stock options, restricted shares and certain other types of stock-based awards.  There will be no further grants under the 1992 Incentive Stock Plan.  At June 30, 2011, there were 1,134,844 shares reserved for future issuance under the 2007 Equity Incentive Plan. Both plans are administered by the Compensation Committee of the Board of Directors.

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

For the three-month periods ended June 30, 2011 and 2010, total stock-based compensation cost totaled $1,693 and $1,633, respectively.  For the nine-month periods ended June 30, 2011 and 2010, total stock-based compensation cost totaled $5,301 and $4,926, respectively.  The associated future income tax benefit recognized was $660 and $636 for the three-month periods ended June 30, 2011 and 2010, respectively, and $2,067 and $1,921 for the nine-month periods ended June 30, 2011 and 2010, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 6.   Share-Based Payments (continued)

For the three-month periods ended June 30, 2011 and 2010, the amount of cash received from the exercise of stock options was $1,079 and $23, respectively. For the nine-month periods ended June 30, 2011 and 2010, the amount of cash received from the exercise of stock options was $1,570 and $749, respectively. In connection with these exercises, the tax benefits realized by the Company were $421 and $8 for the three-month periods ended June 30, 2011 and 2010, respectively, and $612 and $159 for the nine-month periods ended June 30, 2011 and 2010, respectively.

Changes to restricted stock for the nine months ended June 30, 2011 were as follows:

		Weighted-
		average
		grant-date
	Shares	fair value
Non-vested at September 30, 2010	437,442	$36.06
Granted	199,960	30.79
Vested	(58,030)	38.42
Expired or forfeited	(1,173)	34.72
Non-vested at June 30, 2011	578,199	34.00

As of June 30, 2011, the total unrecognized compensation cost related to unvested restricted stock was $5,104 and is expected to be recognized over a weighted average period of 1.5 years.

The transactions for shares under options for the nine months ended June 30, 2011 were as follows:

			Weighted-
		Weighted-	average	Aggregate
		average	remaining	intrinsic
	Shares	exercise price	contractual term	value
Outstanding, September 30, 2010	953,326	$36.32
Granted	-	-
Exercised	(60,299)	26.03
Expired or forfeited	(13,914)	36.77
Outstanding, June 30, 2011	879,113	37.02	4.3	$2,770
Exercisable, June 30, 2011	518,927	35.74	3.9	$2,298

No shares were earned during the three-month and nine-month periods ended June 30, 2011. No shares were earned during the three-month period ended June 30, 2010.  The fair value of shares earned during the nine-month period ended June 30, 2010 was $3,120.  The intrinsic value of options (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during the nine-month periods ended June 30, 2011 and 2010 was $721 and $479, respectively.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 6.   Share-Based Payments (continued)

The transactions for non-vested options for the nine months ended June 30, 2011 were as follows:

		Weighted-average
		grant-date
Non-vested shares:	Shares	fair value
Non-vested at September 30, 2010	366,179	$13.54
Granted	-	-
Vested	-	-
Expired or forfeited	(5,993)	11.20
Non-vested at June 30, 2011	360,186	13.58

As of June 30, 2011, the total unrecognized compensation cost related to non-vested stock options was approximately $88. This cost is expected to be recognized over a weighted-average period of 0.4 years in accordance with the vesting periods of the options.

The fair value of each restricted stock grant is estimated on the date of grant using a binomial lattice valuation model.  The following table indicates the assumptions used in estimating fair value of restricted stock for the nine months ended June 30, 2011 and 2010.

	Nine Months Ended June 30,
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

Under the Company’s Director Fee Plan, directors (except for the Chairman of the Board) who are not also officers of the Company each receive, as an annual retainer fee, either cash or shares of the Company's Class A Common Stock equivalent to $60.  The equivalent amount paid to a non-employee Chairman of the Board is $130. Where the annual retainer fee is provided in shares, each director may elect to be paid these shares on a current basis or have such shares credited to a deferred stock account as phantom stock, with such shares to be paid to the director subsequent to leaving the Board.  The value of deferred shares is recorded in other liabilities.  A total of 14,794 shares had been deferred under the Director Fee Plan at June 30, 2011.  Additionally, directors who are not also officers of the Company each receive an annual stock-based grant (non-statutory stock options, stock appreciation rights and/or restricted shares) with a value of $80.  A total of 22,300 stock options have been granted under the plan.  At June 30, 2011, 17,800 options were outstanding and vested. Additionally, 64,923 shares of restricted stock have been granted under the plan, 23,623 of which were unvested at June 30, 2011.  A total of 300,000 shares have been authorized to be issued under the Director Fee Plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 7.   Earnings Per Share Attributable to Matthews’ Shareholders

The information used to compute earnings per share attributable to Matthews’ common shareholders was as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net income attributable to Matthews shareholders	$21,875	$20,411	$51,676	$49,338
Less: dividends and undistributed earnings allocated to participating securities	447	322	1,000	711
Net income available to Matthews shareholders	$21,428	$20,089	$50,676	$48,627

Weighted-average shares outstanding (in thousands):
Basic shares	28,849	29,640	28,945	29,816
Effect of dilutive securities:
Stock options	17	25	18	25
Phantom stock units	15	24	18	27
Diluted shares	28,881	29,689	28,981	29,868

Options to purchase 287,535 and 292,968 shares of common stock were not included in the computation of diluted earnings per share for the three months and nine months ended June 30, 2011, respectively, because the inclusion of these options would be anti-dilutive.  Options to purchase 616,783 and 805,671 shares of common stock were not included in the computation of diluted earnings per share for the three months and nine months ended June 30, 2010, respectively, because the inclusion of these options would be anti-dilutive.

Note 8.   Pension and Other Postretirement Benefit Plans

The Company provides defined benefit pension and other postretirement plans to certain employees. Net periodic pension and other postretirement benefit cost for the plans included the following:

	Pension		Other Postretirement
Three months ended June 30,	2011	2010	2011	2010

Service cost	$1,237	$1,078	$158	$173
Interest cost	1,867	1,853	313	346
Expected return on plan assets	(1,843)	(1,717)	-	-
Amortization:
Prior service cost	6	(10)	(119)	(181)
Net actuarial loss	1,338	1,338	102	130

Net benefit cost	$2,605	$2,542	$454	$468

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 8.   Pension and Other Postretirement Benefit Plans (continued)

	Pension		Other Postretirement
Nine months ended June 30,	2011	2010	2011	2010

Service cost	$3,711	$3,234	$474	$519
Interest cost	5,601	5,559	939	1,038
Expected return on plan assets	(5,529)	(5,151)	-	-
Amortization:
Prior service cost	18	(30)	(357)	(543)
Net actuarial loss	4,014	4,014	306	390

Net benefit cost	$7,815	$7,626	$1,362	$1,404

Benefit payments under the Company’s principal retirement plan are made from plan assets, while benefit payments under the postretirement benefit plan are made from the Company’s operating funds.  Under IRS regulations, the Company is not required to make any significant contributions to its principal retirement plan in fiscal year 2011.  Contributions made and anticipated for fiscal year 2011 are as follows:

Contributions	Pension	Other Postretirement

Contributions during the nine months ended June 30, 2011:
Supplemental retirement plan	$559	$-
Other postretirement plan	-	772

Additional contributions expected in fiscal 2011:
Supplemental retirement plan	206	-
Other postretirement plan	-	321

Note 9.   Income Taxes

The Company’s effective tax rate for the nine months ended June 30, 2011 was 34.2%, compared to 35.3% for the same period last year.  The fiscal 2011 tax rate reflects the favorable impact from implementation of European operating structure initiatives in fiscal 2011.  In addition, the effective tax rates for the first nine months of fiscal 2011 and 2010 reflect the favorable impact of adjustments totaling $606 and $656, respectively, in income tax expense related to changes in estimated tax accruals and the closure of open tax periods.  Excluding these adjustments from both periods, the Company’s effective tax rate was 34.9% and 36.1% for the nine months ended June 30, 2011 and 2010, respectively.  The Company’s effective tax rate for the fiscal 2010 full year was 35.8%, excluding the impact of unusual items.  The difference between the Company’s effective tax rate and the Federal statutory rate of 35.0% primarily reflected the impact of state taxes, offset partially by lower foreign income taxes.

The Company had unrecognized tax benefits (excluding penalties and interest) of $3,056 and $3,422 on June 30, 2011 and September 30, 2010, respectively, all of which, if recorded, would impact the 2011 annual effective tax rate.  It is reasonably possible that $99 of the unrecognized tax benefits could be recognized in the next 12 months primarily due to tax examinations and the expiration of statutes related to specific tax positions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 9.   Income Taxes (continued)

The Company classifies interest and penalties on tax uncertainties as a component of the provision for income taxes. The Company included $561 in interest and penalties in the provision for income taxes for the first nine months of fiscal 2011. Total penalties and interest accrued were $1,851 and $2,412 at June 30, 2011 and September 30, 2010, respectively.  These accruals may potentially be applicable in the event of an unfavorable outcome of uncertain tax positions.

The Company is currently under examination in several tax jurisdictions and remains subject to examination until the statute of limitations expires for those tax jurisdictions.  As of June 30, 2011, the tax years that remain subject to examination by major jurisdiction generally are:

United States – Federal	2008 and forward
United States – State	2007 and forward
Canada	2006 and forward
Europe	2002 and forward
United Kingdom	2009 and forward
Australia	2006 and forward
Asia	2004 and forward

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

Information about the Company's segments follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Sales to external customers:
Memorialization:
Bronze	$62,777	$62,001	$166,147	$164,979
Casket	58,328	52,358	184,450	158,270
Cremation	11,121	10,906	30,582	28,397
	132,226	125,265	381,179	351,646
Brand Solutions:
Graphics Imaging	68,481	57,993	193,342	178,134
Marking Products	15,746	13,223	43,187	36,656
Merchandising Solutions	15,058	16,848	41,298	40,732
	99,285	88,064	277,827	255,522

	$231,511	$213,329	$659,006	$607,168

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 10.   Segment Information (continued)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Operating profit:
Memorialization:
Bronze	$17,972	$18,464	$38,910	$41,024
Casket	6,297	5,472	21,088	20,020
Cremation	1,818	1,265	3,988	3,348
	26,087	25,201	63,986	64,392
Brand Solutions:
Graphics Imaging	6,120	5,533	15,745	14,099
Marking Products	1,780	2,118	4,693	3,997
Merchandising Solutions	1,094	1,662	1,108	1,320
	8,994	9,313	21,546	19,416

	$35,081	$34,514	$85,532	$83,808

Note 11.   Acquisitions

In April 2011, the Company completed the purchase of the remaining 22% interest in Saueressig for 19.3 million Euros ($27,390), completing the option agreement in connection with the May 2008 acquisition of a 78% interest in Saueressig.

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

A summary of the carrying amount of goodwill attributable to each segment as well as the changes in such amounts are as follows:

				Graphics	Marking	Merchandising
	Bronze	Casket	Cremation	Imaging	Products	Solutions	Consolidated

Goodwill	$88,613	$140,553	$16,799	$149,161	$10,168	$9,138	$414,432
Accumulated impairment losses	(412)	-	(5,000)	(3,840)	-	-	(9,252)
Balance at September 30, 2010	88,201	140,553	11,799	145,321	10,168	9,138	$405,180

Additions during period	-	22,266	-	4,917	4,850	-	32,033
Translation and other adjustments	1,904	-	206	7,960	190	-	10,260
Goodwill	90,517	162,819	17,005	162,038	15,208	9,138	456,725
Accumulated impairment losses	(412)	-	(5,000)	(3,840)	-	-	(9,252)
Balance at June 30, 2011	$90,105	$162,819	$12,005	$158,198	$15,208	$9,138	$447,473

The addition to Casket goodwill primarily represents the acquisition of Freeman; the addition to Graphics goodwill represents the acquisition of the remaining 25% interest in Reproflex; and the addition to Marking Products goodwill represents the acquisition of IPTI.

The following tables summarize the carrying amounts and related accumulated amortization for intangible assets as of June 30, 2011 and September 30, 2010, respectively.

	Carrying	Accumulated
	Amount	Amortization	Net
June 30, 2011:
Trade names	$24,445	$- *	$24,445
Trade names	1,784	(1,114)	670
Customer relationships	43,177	(13,009)	30,168
Copyrights/patents/other	9,695	(6,910)	2,785
	$79,101	$(21,033)	$58,068

September 30, 2010:
Trade names	$24,314	$- *	$24,314
Trade names	1,689	(780)	909
Customer relationships	40,607	(10,674)	29,933
Copyrights/patents/other	8,984	(6,198)	2,786
	$75,594	$(17,652)	$57,942
* Not subject to amortization

The net change in intangible assets during the nine months ended June 30, 2011 included the acquisition of intangibles in connection with the Freeman acquisition, in addition to the impact of foreign currency fluctuations during the period and additional amortization.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 12.   Goodwill and Other Intangible Assets (continued)

Amortization expense on intangible assets was $1,060 and $954 for the three-month periods ended June 30, 2011 and 2010, respectively.  For the nine-month periods ended June 30, 2011 and 2010, amortization expense was $3,274 and $2,741, respectively. The remaining amortization expense is estimated to be $730 in 2011, $3,200 in 2012, $2,874 in 2013, $2,702 in 2014 and $2,540 in 2015.

Note 13.   Subsequent Events:

In May 2011, the Company signed an agreement to acquire a 70% interest in Kroma Pre-Press Preparation Systems Industry & Trade, Inc. (“Kroma”), a leading provider of pre-press services and roto-gravure printing cylinders in Turkey.  The acquisition is designed to further extend Matthews' presence as the leading provider of reprographic pre-press products and services to the European packaging and tobacco markets.  The Company completed the purchase of a 61.5% interest on July 14, 2011.  The additional 8.5% interest will be purchased in fiscal 2012.

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

Results of Operations:

Sales for the nine months ended June 30, 2011 were $659.0 million, compared to $607.2 million for the nine months ended June 30, 2010.  Higher sales were reported in all of the Company’s business segments.  The increase in consolidated sales primarily reflected the impact of recent acquisitions, higher sales volume in the Graphics Imaging and Marking Products segments and the impact of changes in foreign currency values against the U.S. dollar of approximately $6.0 million.

In the Memorialization businesses, Bronze segment sales for the first nine months of fiscal 2011 were $166.1 million, compared to $165.0 million for the first nine months of fiscal 2010.  The increase primarily reflected changes in foreign currency values against the U.S. dollar and the impact of the acquisition of United Memorial Products (“UMP”) in December 2009.  Excluding the impact of the UMP acquisition and changes in foreign currency values, fiscal 2011 Bronze segment sales declined compared to fiscal 2010, reflecting lower unit volume of bronze memorial and architectural products and an unfavorable shift in product mix.  Sales for the Casket segment were $184.5 million for the first nine months of fiscal 2011 compared to $158.3 million for the same period in fiscal 2010.  The increase resulted principally from recent acquisitions.  Excluding the impact of acquisitions, fiscal 2011 year-to-date unit sales for the segment were slightly lower than a year ago; however, unit sales in each of the second and third quarters of fiscal 2011 were higher than in the comparable periods of fiscal 2010.  Sales for the Cremation segment were $30.6 million for the first nine months of fiscal 2011 compared to $28.4 million for the same period a year ago. The increase principally reflected the acquisition of a cremation equipment manufacturer in the U.K. in March 2010 and higher sales of cremation equipment in Europe, partially offset by lower sales of cremation equipment in the U.S. market.  However, fiscal 2011 U.S. equipment sales in the third quarter increased compared to the third quarter of fiscal 2010.

In the Company’s Brand Solutions businesses, sales for the Graphics Imaging segment in the first nine months of fiscal 2011 were $193.3 million, compared to $178.1 million for the same period a year ago. The increase resulted from higher sales in the European, U.S. and Asian markets.  Marking Products segment sales for the nine months ended June 30, 2011 were $43.2 million, compared to $36.7 million for the first nine months of fiscal 2010.  The increase was primarily attributable to higher unit volumes in the U.S. and China, and a small U.S. acquisition in March 2011.  Sales for the Merchandising Solutions segment were $41.3 million for the first nine months of fiscal 2011, compared to $40.7 million for the same period a year ago. The increase principally reflected higher sales to several global customers during the first six months of fiscal 2011. Fiscal 2011 third quarter sales were lower than in the comparable quarter of fiscal 2010.  The decline in third quarter sales reflected a significant merchandising project in the third quarter of fiscal 2010 that did not recur in fiscal 2011 and several customer delays of projects in the third quarter of fiscal 2011.

Gross profit for the nine months ended June 30, 2011 was $259.8 million, compared to $236.1 million for the nine months ended June 30, 2010.  Consolidated gross profit as a percent of sales for the first nine months of fiscal 2011 increased to 39.4% from 38.9% for the first nine months of fiscal 2010.  The increase in consolidated gross profit and gross profit percentage primarily reflected higher sales in the Brand Solutions businesses and the benefits from cost structure initiatives.  The increases were partially offset by higher commodity costs, primarily in the Bronze and Casket segments.

Selling and administrative expenses for the nine months ended June 30, 2011 were $174.3 million, compared to $152.3 million for the first nine months of fiscal 2010.  Consolidated selling and administrative expenses as a percent of sales were 26.4% for the nine months ended June 30, 2011, compared to 25.1% for the same period last year.  The increase in selling and administrative expenses, and as a percent of sales, was primarily attributable to higher sales and the impact of recent acquisitions.

Operating profit for the nine months ended June 30, 2011 was $85.5 million, compared to $83.8 million for the nine months ended June 30, 2010.  The improvement in operating profit compared to a year ago primarily reflected the impact of higher sales and the benefit of acquisitions, partially offset by increased commodity (bronze, steel and fuel) costs.  Bronze segment operating profit for the nine months ended June 30, 2011 was $38.9 million, compared to $41.0 million for the first nine months of fiscal 2010.  The decrease primarily reflected the impact of lower bronze product sales, including an unfavorable shift in product mix, and a significant increase in bronze metal costs compared to the prior year.  Casket segment operating profit was $21.1 million for the first nine months of fiscal 2011, compared to $20.0 million for the same period in fiscal 2010.  Casket segment operating profit for the current period reflected the benefit of acquisitions, offset partially by higher steel and fuel costs.  Cremation segment operating profit for the first nine months of fiscal 2011 was $4.0 million, compared to $3.3 million for the same period in the prior year.  The increase primarily resulted from higher U.S. equipment sales in the third quarter of fiscal 2011, cost containment efforts in the U.S. and the impact of the U.K. acquisition. Graphics Imaging segment operating profit for the nine months ended June 30, 2011 was $15.7 million, compared to $14.1 million for the same period in fiscal 2010.  The increase primarily reflected higher sales and improvements in the segment’s U.S. cost structure.  Operating profit for the Marking Products segment for the first nine months of fiscal 2011 was $4.7 million, compared to $4.0 million for the same period a year ago.  The increase primarily resulted from higher sales.  Merchandising Solutions segment operating profit was $1.1 million for the first nine months of fiscal 2011, compared to $1.3 million for the same period in fiscal 2010.  The decrease primarily reflected an unfavorable shift in sales mix.

Investment income was $2.2 million for the nine months ended June 30, 2011, compared to $1.9 million for the nine months ended June 30, 2010.  The increase primarily resulted from higher appreciation in the values of invested securities during the current year.  Interest expense was approximately $6.0 million for the first nine months of fiscal 2011, compared to $5.6 million for the same period a year ago.  The increase for the current fiscal year resulted primarily from higher average debt levels, which were due primarily to borrowings for the purchase of Freeman Metal Products, Inc. and its affiliated companies (“Freeman”) in October 2010 and the purchase of the remaining 22% interest in Saueressig GmbH & Co. KG (“Saueressig”) in April 2011.

Other income (deductions), net for the nine months ended June 30, 2011 was a reduction of income of $1.5 million, compared to a reduction of income of $1.1 million for the same period last year.  Other income and deductions generally include the impact of currency gains or losses on intercompany debt and banking-related fees.

The Company's effective tax rate for the nine months ended June 30, 2011 was 34.2%, compared to 35.3% for the same period last year.  The fiscal 2011 tax rate reflects the favorable impact from the implementation of European operating structure initiatives in fiscal 2011.  In addition, the effective tax rates for first nine months of fiscal 2011 and 2010 reflect the favorable impact of adjustments totaling $606,000 and $656,000, respectively, in income tax expense related to changes in estimated tax accruals and the closure of open tax periods.  Excluding these adjustments from both periods, the Company’s effective tax rate was 34.9% and 36.1% for the nine months ended June 30, 2011 and

2010, respectively.  The Company’s effective tax rate for the fiscal 2010 full year was 35.8%, excluding the impact of unusual items.  The difference between the Company's effective tax rate and the Federal statutory rate of 35.0% primarily reflected the impact of state taxes, offset partially by lower foreign income taxes.

Net income attributable to noncontrolling interests in the first nine months of fiscal 2011 was $1.1 million, compared to $1.8 million in the first nine months of fiscal 2010.  The decrease related principally to the Company’s acquisition, effective as of the beginning of fiscal 2011, of the remaining 25% interest in one of its less than wholly-owned German graphics businesses and the acquisition of the remaining 22% interest in Saueressig in April 2011.

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

Liquidity and Capital Resources:

Net cash provided by operating activities was $62.0 million for the nine months ended June 30, 2011, compared to $83.5 million for the first nine months of fiscal 2010. Operating cash flow for both periods reflected net income adjusted for depreciation, amortization, stock-based compensation expense and pension expense, partially offset by decreases in deferred taxes. Changes in working capital items, principally increases in accounts receivable and inventories, were the principal factors in the year-over-year decline.

Cash used in investing activities was $47.8 million for the nine months ended June 30, 2011, compared to $40.0 million for the nine months ended June 30, 2010.  Investing activities for the first nine months of fiscal 2011 primarily reflected capital expenditures of $15.9 million, payments (net of cash acquired) of $31.5 million for acquisitions, net purchases of investments of $1.6 million and proceeds from the sale of assets of $1.2 million.  Investing activities for the first nine months of fiscal 2010 reflected capital expenditures of $11.1 million, payments (net of cash acquired) of $28.2 million for acquisitions and net purchases of investments of $860,000.

Capital expenditures reflected reinvestment in the Company's business segments and were made primarily for the purchase of new manufacturing machinery, equipment and facilities designed to improve product quality, increase manufacturing efficiency, lower production costs and meet regulatory requirements.  Capital expenditures for the last three fiscal years were primarily financed through operating cash.  Capital spending for property, plant and equipment has averaged $17.6 million for the last three fiscal years.  Capital spending for fiscal 2011 is expected to be in the range of $20.0 million.  The Company expects to generate sufficient cash from operations to fund all anticipated capital spending projects.

Cash used in financing activities for the nine months ended June 30, 2011 was $28.5 million, reflecting long-term debt proceeds, net of repayments, of $25.5 million, proceeds of $1.6 million from the sale of treasury stock (stock option exercises), treasury stock purchases of $14.3 million, dividends of $7.1 million to the Company's shareholders and distributions to noncontrolling interests of $34.2 million.

Cash used in financing activities for the first nine months of 2010 was $35.0 million, primarily reflecting long-term repayments, net of proceeds, of $8.3 million, treasury stock purchases of $20.9 million, dividends of $6.3 million to the Company's shareholders, distributions to noncontrolling interests of $234,000 and proceeds of $749,000 from the sale of treasury stock (stock option exercises).

In December 2010, the Company entered into a new domestic Revolving Credit Facility with a syndicate of financial institutions.  The maximum amount of borrowings available under the new facility is $300.0 million and borrowings under the facility bear interest at LIBOR plus a factor ranging from 1.00% to 1.50% based on the Company’s leverage ratio.  The facility’s maturity is December 2015.  The new facility replaced the Company’s $225.0 million Revolving Credit Facility.  The leverage ratio is defined as net indebtedness divided by EBITDA (earnings before interest, taxes, depreciation and amortization).  The Company is required to pay an annual commitment fee ranging from .20% to .30% (based on the Company’s leverage ratio) of the unused portion of the facility.   The Revolving Credit Facility requires the Company to maintain certain leverage and interest coverage ratios.  A portion of the facility (not to exceed $25.0 million) is available for the issuance of commercial and standby letters of credit.  Outstanding borrowings on the Revolving Credit Facility as of June 30, 2011 and September 30, 2010 were $204.0 million and $187.0 million, respectively.  The weighted-average interest rate on outstanding borrowings under the credit facilities was 2.98% and 2.94% at June 30, 2011 and 2010, respectively.

The Company has entered into the following interest rate swaps:

Effective Date	Amount	Fixed Interest Rate	Interest Rate Spread at June 30, 2011	Maturity Date
September 2007	$25 million	4.77%	1.25%	September 2012
May 2008	20 million	3.72%	1.25%	September 2012
October 2008	20 million	3.46%	1.25%	October 2011
May 2011	25 million	1.37%	1.25%	May 2014
November 2011	25 million	2.13%	1.25%	November 2014
March 2012	25 million	2.44%	1.25%	March 2015
September 2012	25 million	3.03%	1.25%	December 2015

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

The fair value of the interest rate swaps reflected an unrealized loss of $4.6 million ($2.8 million after tax) at June 30, 2011 that is included in shareholders’ equity as part of accumulated other comprehensive loss.  Assuming market rates remain constant with the rates at June 30, 2011, approximately $1.3 million of the $2.8 million loss included in accumulated other comprehensive loss is expected to be recognized in earnings as interest expense over the next twelve months.

The Company, through certain of its German subsidiaries, has a credit facility with a European bank.  The maximum amount of borrowings available under this facility was 25.0 million Euros ($36.3 million).  Outstanding borrowings under the credit facility totaled 23.6 million Euros ($34.2 million) at June 30, 2011 and 12.0 million Euros ($16.4 million) at September 30, 2010.  The weighted-average interest rate on outstanding borrowings under this facility at June 30, 2011 and 2010 was 2.27% and 1.58%, respectively.

The Company, through its German subsidiary, Saueressig, has several loans with various European banks.  Outstanding borrowings under these loans totaled 8.5 million Euros ($12.3 million) and 7.9 million Euros ($10.8 million) at June 30, 2011 and September 30, 2010, respectively. The weighted-average interest rate on outstanding borrowings of Saueressig at June 30, 2011 and 2010 was 6.02% and 6.05%, respectively.

The Company, through its wholly-owned subsidiary, Matthews International S.p.A., has several loans with various Italian banks.  Outstanding borrowings on these loans totaled 7.5 million Euros ($10.8 million) and 10.8 million Euros ($14.7 million) at June 30, 2011 and September 30, 2010, respectively.

Matthews International S.p.A. also has four lines of credit totaling 11.4 million Euros ($16.5 million) with the same Italian banks.  There were no outstanding borrowings on these lines at June 30, 2011, and outstanding borrowings on these lines totaled 2.1 million Euros ($2.8 million) at September 30, 2010.  The weighted-average interest rate on outstanding Matthews International S.p.A. borrowings at June 30, 2011 and 2010 was 3.26% and 3.61%, respectively.

The Company has a stock repurchase program.  Under the current authorization, the Company's Board of Directors has authorized the repurchase of a total of 2,500,000 shares of Matthews’ common stock under the program, of which 1,244,303 shares had been repurchased as of June 30, 2011.

The buy-back program is designed to increase shareholder value, enlarge the Company's holdings of its common stock, and add to earnings per share.  Repurchased shares may be retained in treasury, utilized for acquisitions, or reissued to employees or other purchasers, subject to the restrictions of the Company’s Restated Articles of Incorporation.

Consolidated working capital of the Company was $212.1 million at June 30, 2011, compared to $187.5 million at September 30, 2010.  Cash and cash equivalents were $54.7 million at June 30, 2011, compared to $59.7 million at September 30, 2010. The Company's current ratio was 2.4 at June 30, 2011, compared to 2.3 at September 30, 2010.

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

At June 30, 2011, an accrual of approximately $6.6 million had been recorded for environmental remediation (of which $815,000 was classified in other current liabilities), representing management's best estimate of the probable and reasonably estimable costs of the Company's known remediation obligations.  The accrual, which reflects previously established reserves assumed with the acquisition of York and additional reserves recorded as a purchase accounting adjustment, does not consider the effects of inflation and anticipated expenditures are not discounted to their present value.  Changes in the accrued environmental remediation obligation from the prior fiscal year reflect payments charged against the accrual.

While final resolution of these contingencies could result in costs different than current accruals, management believes the ultimate outcome will not have a significant effect on the Company's consolidated results of operations or financial position.

Acquisitions:

In May 2011, the Company signed an agreement to acquire a 70% interest in Kroma Pre-Press Preparation Systems Industry & Trade, Inc. (“Kroma”), a leading provider of pre-press services and roto-gravure printing cylinders in Turkey.  The acquisition is designed to further extend Matthews' presence as the leading provider of reprographic pre-press products and services to the European packaging and tobacco markets.  The Company completed the purchase of a 61.5% interest on July 14, 2011.  The additional 8.5% interest will be purchased in fiscal 2012.

In March 2011, the Company acquired the remaining 22% interest in Saueressig for 19.3 million Euros ($27.4 million).  The Company acquired a 78% interest in Saueressig in 2008.

In March 2011, the Company acquired Innovative Picking Technologies, Inc., a U.S. manufacturer of paperless order fulfillment systems. The transaction is intended to expand the Company’s presence and product breadth in the marking products industry.

In October 2010, the Company acquired Freeman, a manufacturer and distributor of caskets.  The purchase price for the acquisition was $22.8 million, plus additional consideration up to $6.0 million contingent on operating performance over the next three years.  The transaction is intended to provide synergies in the manufacturing and distribution of caskets and expand the Company’s market presence in the Southeast and South Central regions of the United States.

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

The Company expects that certain market conditions could continue to have a significant influence on expectations for the remainder of fiscal 2011.  Rising commodity costs and the ongoing trend in the casketed death rate are important considerations for the Bronze and Casket segments.  In addition, competitive pricing conditions and shifting product mix for memorial products and caskets remain challenges. However, recent volume growth in the Casket segment and Brand Solutions businesses, and an increase in the Company’s U.S. cremation equipment delivery rate in the third quarter of fiscal 2011, were encouraging.  In addition, the impact of acquisitions and recent cost structure initiatives are expected to benefit fiscal 2011 fourth quarter earnings compared to a year ago.

On this basis, the Company is maintaining its estimate for fiscal 2011 earnings per share to grow in the mid-to-high single digit percentage range over fiscal 2010 (excluding unusual items in both years).

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

LONG-TERM CONTRACTUAL OBLIGATIONS AND COMMITMENTS:

The following table summarizes the Company’s contractual obligations at June 30, 2011, and the effect such obligations are expected to have on its liquidity and cash flows in future periods.

	Payments due in fiscal year:
		Remainder			After
	Total	2011	2012 to 2013	2014 to 2015	2015
	(Dollar amounts in thousands)
Contractual Cash Obligations:
Revolving credit facilities	$238,225	$-	$34,225	$-	$204,000
Notes payable to banks	25,821	1,587	10,632	9,219	4,383
Short-term borrowings	-	-	-	-	-
Capital lease obligations	4,837	842	3,524	471	-
Non-cancelable operating leases	20,756	2,803	12,291	4,514	1,148

Total contractual cash obligations	$289,639	$5,232	$60,672	$14,204	$209,531

A significant portion of the loans included in the table above bear interest at variable rates.  At June 30, 2011, the weighted-average interest rate was 2.98% on the Company’s domestic Revolving Credit Facility, 2.27% on the credit facility through the Company’s German subsidiaries, 3.26% on bank loans to the Company’s wholly-owned subsidiary, Matthews International S.p.A, and 6.02% on bank loans to its wholly-owned subsidiary, Saueressig.

Benefit payments under the Company’s principal retirement plan are made from plan assets, while benefit payments under the supplemental retirement plan and postretirement benefit plan are funded from the Company’s operating cash.  The Company is not required to make any significant contributions to its principal retirement plan in fiscal 2011. During the nine months ended June 30, 2011, contributions of $559,000 and $772,000 were made under the supplemental retirement plan and postretirement plan, respectively.  The Company currently anticipates contributing an additional $206,000 and $321,000 under the supplemental retirement plan and postretirement plan, respectively, for the remainder of fiscal 2011.

Unrecognized tax benefits are positions taken, or expected to be taken, on an income tax return that may result in additional payments to tax authorities.  If a tax authority agrees with the tax position taken, or expected to be taken, or the applicable statute of limitations expires, then additional payments will not be necessary.  As of June 30, 2011, the Company had unrecognized tax benefits, excluding penalties and interest, of approximately $3.1 million.  The timing of potential future payments related to the unrecognized tax benefits is not presently determinable. The Company believes that its current liquidity sources, combined with its operating cash flow and borrowing capacity, will be sufficient to meet its capital needs for the foreseeable future.

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

The fair value of the interest rate swaps reflected an unrealized loss of $4.6 million ($2.8 million after tax) at June 30, 2011 that is included in shareholders’ equity as part of accumulated other comprehensive loss.  A decrease of 10% in market interest rates (e.g. a decrease from 5.0% to 4.5%) would result in an increase of approximately $489,000 in the fair value liability of the interest rate swaps.

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

Foreign Currency Exchange Rates - The Company is subject to changes in foreign currency exchange rates, primarily the Euro, in the conversion from local currencies to the U.S. dollar of the reported financial position and operating results of its non-U.S. based subsidiaries.  A strengthening of the U. S. dollar of 10% would have resulted in a decrease in reported sales of $24.9 million and a decrease in reported operating income of $2.9 million for the nine months ended June 30, 2011.

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

	Impact of Changes in Actuarial Assumptions
	Change in Discount Rate		Change in Expected Return		Change in Market Value of Assets
	+1%	-1%	+1%	-1%	+5%	-5%
	(Dollar amounts in thousands)
Increase (decrease) in net benefit cost	$ (2,147))	$ 2,698	$(925))	$9255	$ (833))	$ 833

Increase (decrease) in projected benefit obligation	(19,144))	24,017	- -	- -	- -	- -

Increase (decrease) in funded status	19,144	(24,017))	- -	- -	4,743	(4,743))

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

Management, under the supervision and with the participation of our Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures in effect as of June 30, 2011. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2011, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that material information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, and that such information is recorded, summarized and properly reported within the appropriate time period, relating to the Company and its consolidated subsidiaries, required to be included in the Exchange Act reports, including this Quarterly Report on Form 10-Q.

There have been no changes in the Company’s internal controls over financial reporting that occurred during the fiscal quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2.                      Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Stock Repurchase Plan

The Company has a stock repurchase program.  Under the current authorization, the Company's Board of Directors has authorized the repurchase of a total of 2,500,000 shares of Matthews’ common stock under the program, of which 1,244,033 shares had been repurchased as of June 30, 2011.  The buy-back program is designed to increase shareholder value, enlarge the Company's holdings of its common stock, and add to earnings per share.  Repurchased shares may be retained in treasury, utilized for acquisitions, or reissued to employees or other purchasers, subject to the restrictions of the Company’s Restated Articles of Incorporation.

The following table shows the monthly fiscal 2011 stock repurchase activity:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced plan	Maximum number of shares that may yet be purchased under the plan

October 2010	760	$33.44	760	1,649,145
November 2010	11,735	33.31	11,735	1,637,410
December 2010	69,048	33.69	69,048	1,568,362
January 2011	20,347	34.14	20,347	1,548,015
February 2011	35,000	36.16	35,000	1,513,015
March 2011	75,000	35.96	75,000	1,438,015
April 2011	3,085	39.44	3,085	1,434,930
May 2011	126,113	38.21	126,113	1,308,817
June 2011	53,120	37.71	53,120	1,255,967
Total	394,208	36.39	394,208

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit
	No.	Description

	31.1	Certification of Principal Executive Officer for Joseph C. Bartolacci
	31.2	Certification of Principal Financial Officer for Steven F. Nicola
	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Joseph C. Bartolacci
	32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Steven F. Nicola

(b)	Reports on Form 8-K

On April 25, 2011, Matthews filed a Current Report on Form 8-K under Item 2.02 in connection with a press release announcing its earnings for the second quarter of 2011.

On April 27, 2011, Matthews filed a Current Report on Form 8-K under Item 7.01 in connection with a press release announcing the completion of its purchase of the remaining 22% interest in Saueressig GmbH & Co. KG.

On May 9, 2011, Matthews filed a Current Report on Form 8-K under Item 7.01 in connection with a press release announcing the Company has signed a definitive agreement for the purchase of a majority ownership in Kroma Pre-Press Preparation Systems Industry & Trade, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATTHEWS INTERNATIONAL CORPORATION
(Registrant)

Date: August 4, 2011	/s/ Joseph C. Bartolacci
Joseph C. Bartolacci, President
and Chief Executive Officer

Date: August 4, 2011	/s/ Steven F. Nicola
Steven F. Nicola, Chief Financial Officer,
Secretary and Treasurer