Form 10-K
period 2011-09-30
MATTHEWS INTERNATIONAL CORP
filed 2011-11-22
CIK 63296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2011
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

The aggregate market value of the Class A Common Stock outstanding and held by non-affiliates of the registrant, based upon the closing sale price of the Class A Common Stock on the NASDAQ Global Select Market System on March 31, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1.1 billion.

As of October 31, 2011, shares of common stock outstanding were: Class A Common Stock 28,439,802 shares

Documents incorporated by reference: Specified portions of the Proxy Statement for the 2012 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

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

ITEM 1.  BUSINESS.

Matthews, founded in 1850 and incorporated in Pennsylvania in 1902, is a designer, manufacturer and marketer principally of memorialization products and brand solutions.  Memorialization products consist primarily of bronze and granite memorials and other memorialization products, caskets and cremation equipment for the cemetery and funeral home industries.  Brand solutions include graphics imaging products and services, marking products, and merchandising solutions. The Company's products and operations are comprised of six business segments:  Bronze, Casket, Cremation, Graphics Imaging, Marking Products and Merchandising Solutions.  The Bronze segment is a leading manufacturer of cast bronze and granite memorials and other memorialization products, cast and etched architectural products and is a leading builder of mausoleums in the United States.  The Casket segment is a leading casket manufacturer and distributor in North America and produces a wide variety of wood and metal caskets.  The Cremation segment is a leading designer and manufacturer of cremation equipment in North America and Europe. The Graphics Imaging segment manufactures and provides brand solutions, printing plates, gravure cylinders, pre-press services and imaging services for the primary packaging and corrugated industries.  The Marking Products segment designs, manufactures and distributes a wide range of marking and coding equipment and consumables, industrial automation products and order fulfillment systems that are used for identifying, tracking and conveying various consumer and industrial products, components and packaging containers.  The Merchandising Solutions segment designs and manufactures merchandising displays and systems and provides creative merchandising and marketing solutions services.

At October 31, 2011, the Company and its majority-owned subsidiaries had approximately 5,300 employees.  The Company's principal executive offices are located at Two NorthShore Center, Pittsburgh, Pennsylvania 15212, its telephone number is (412) 442-8200 and its internet website is www.matw.com.  The Company files all required reports with the Securities and Exchange Commission (“SEC”) in accordance with the Exchange Act.  These reports are available free of charge on the Company’s website as soon as practicable after being filed or furnished to the SEC. The reports filed with the SEC are also available to read and copy at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 or by contacting the SEC at 1-800-732-0330.  All reports filed with the SEC can be found on its website at www.sec.gov.

The following table sets forth reported sales and operating profit for the Company's business segments for the past three fiscal years.  Detailed financial information relating to business segments and to domestic and international operations is presented in Note 16 (“Segment Information”) to the Consolidated Financial Statements included in Part II of this Annual Report on Form 10-K.

ITEM 1.                      BUSINESS, (continued)

	Years Ended September 30,
	2011		2010		2009
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Sales to unaffiliated customers:
Memorialization:
Bronze	$224,773	25.0%	$224,247	27.3%	$215,934	27.7%
Casket	238,753	26.6	210,279	25.6	203,247	26.0
Cremation	43,816	4.9	39,356	4.8	30,909	4.0
	507,342	56.5	473,882	57.7	450,090	57.7
Brand Solutions:
Graphics Imaging	268,975	29.9	239,957	29.2	234,966	30.1
Marking Products	61,938	6.9	51,069	6.2	42,355	5.4
Merchandising Solutions	60,566	6.7	56,921	6.9	53,497	6.8
	391,479	43.5	347,947	42.3	330,818	42.3
Total	$898,821	100.0%	$821,829	100.0%	$780,908	100.0%

Operating profit:
Memorialization:
Bronze	$52,474	44.3%	$56,167	48.2%	$57,598	57.0%
Casket	26,785	22.6	26,242	22.5	17,716	17.5
Cremation	5,733	4.8	4,910	4.2	5,036	5.0
	84,992	71.7	87,319	74.9	80,350	79.5
Brand Solutions:
Graphics Imaging	22,427	18.9	21,077	18.1	19,217	19.0
Marking Products	7,819	6.6	5,817	5.0	1,500	1.5
Merchandising Solutions	3,278	2.8	2,368	2.0	(56)	-
	33,524	28.3	29,262	25.1	20,661	20.5
Total	$118,516	100.0%	$116,581	100.0%	$101,011	100.0%

In fiscal 2011, approximately 62% of the Company's sales were made from the United States, and 33%, 2%, 2% and 1% were made from Europe, Australia, Asia and Canada, respectively. For further information on Segments, see Note 16 (“Segment Information”) in Item 8 “Financial Statements and Supplementary Data” on page 62 of this report. Bronze segment products are sold throughout the world with the segment's principal operations located in the United States, Europe, Canada, and Australia.  Casket segment products are primarily sold in North America. Cremation segment products and services are sold primarily in North America, Europe, Asia, and Australia.  Products and services of the Graphics Imaging segment are sold primarily in Europe, the United States and Asia.  The Marking Products segment sells equipment and consumables directly to industrial consumers and distributors in the United States and internationally through the Company's subsidiaries in Canada, Sweden and China, and through other foreign distributors.  Matthews owns a minority interest in Marking Products distributors in Asia, Australia and Europe.  Merchandising Solutions segment products and services are sold principally in the United States.

ITEM 1.	BUSINESS, (continued)

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

Memorial products, which comprise the majority of the Bronze segment's sales, include flush bronze and granite memorials, upright granite memorials and monuments, cremation memorialization products, granite benches, flower vases, crypt plates and letters, cremation urns, niche units, cemetery features and statues, along with other related products and services. Flush memorials are bronze plaques or granite memorials which contain personal information about a deceased individual (such as name, birth date, and death date), photos and emblems.  Flush bronze and granite memorials are even or "flush" with the ground and therefore are preferred by many cemeteries for easier mowing and general maintenance.  The segment's memorial products also include community and family mausoleums.  Matthews is a leading builder of mausoleums within North America.  In addition, the segment’s other memorial products include bronze plaques, letters, emblems, vases, lights and photoceramics that can be affixed to granite monuments, mausoleums, crypts and flush memorials.  Principal customers for memorial products are cemeteries and memorial parks, which in turn sell the Company's products to the consumer.

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

The Bronze segment manufactures a full line of memorial products for cremation, including urns in a variety of sizes, styles and shapes as well as standard and custom designed granite cremation pedestals and benches.  The segment also manufactures bronze and granite niche units, which are comprised of numerous compartments used to display cremation urns in mausoleums and churches.  In addition, the Company also markets turnkey cremation gardens, which include the design and all related products for a cremation memorial garden. As part of the Memorialization group, the segment works with the Casket and Cremation segments to provide a total solution to customers that own and operate businesses in both the cemetery and funeral home markets.

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

ITEM 1.                      BUSINESS, (continued)

Casket:

The Casket segment is a leading manufacturer and distributor of caskets and other funeral home products in North America.  The segment produces and markets metal and wood caskets. The Casket segment also manufactures and distributes cremation caskets. Caskets can be customized with many different options such as color, interior design, handles and trim in order to accommodate specific religious, ethnic or other personal preferences. The segment also markets other funeral home products such as urns, jewelry, stationery and other funeral home products and supplies. The segment offers individually personalized caskets and urns through the Company-owned distribution network.

Metal caskets are made from various gauges of cold-rolled steel, stainless steel, copper and bronze.  Metal caskets are generally categorized by whether the casket is non-gasketed or gasketed, and by material (i.e., bronze, copper, or steel) and in the case of steel, by the gauge (thickness) of the metal. Cremation caskets are made primarily from wood or cardboard covered with cloth or veneer.  These caskets appeal primarily to cremation consumers, the environmentally concerned, and value buyers.

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

The primary materials required for casket manufacturing are cold-rolled steel and lumber. The segment also purchases copper, bronze, stainless steel, corrugated materials, cloth, ornamental hardware and coating materials. Purchase orders or supply agreements are typically negotiated with large, integrated steel producers that have demonstrated timely delivery, high quality material and competitive prices.  Lumber is purchased from a number of sawmills and lumber distributors.  The Company purchases most of its lumber from sawmills within 150 miles of its wood casket manufacturing facility in York, Pennsylvania.

The segment markets its casket products in the United States through a combination of Company-owned and independent casket distribution facilities.  The Company operates approximately 60 distribution centers in the United States.  Over 70% of the segment’s casket products are currently sold through Company-owned distribution centers.  As part of the Memorialization group, the segment works with the Bronze and Cremation segments to provide a total solution to customers that own and operate businesses in both the cemetery and funeral home markets.

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

ITEM 1.	BUSINESS, (continued)

Cremation:

The Cremation segment provides six distinct, complementary, groups of products and services:

•	Cremation Equipment
•	Service and Supplies
•	Environmental Systems
•	Crematory Management/Operations
•	Cremation Columbarium and Niche Units
•	Cremation Urns and Memorial Products

Servicing both the human and pet markets, the segment’s primary market areas are North America and Europe.  The segment also sells into Latin America and the Caribbean, Australia and Asia.

Cremation equipment includes both traditional flame-based and water-based bio-cremation systems for cremation of humans and pets, as well as equipment for processing the cremated remains and other related equipment such as handling equipment (ventilated work stations, tables, cooler racks, vacuums).  The principal markets for these products are funeral homes, cemeteries, crematories, pet crematories, animal disposers and veterinarians. These products are marketed mostly direct by segment personnel.

Crematory service and supplies consist of preventative maintenance and “at need” service work performed on various makes and models of cremation equipment. This work can be as simple as replacing defective bulbs or as complex as complete reconstruction and upgrading or retro-fitting on site. The principal markets for these services are the owners and operators of cremation equipment. Cremation supplies are consumable items associated with the cremation operations. Supplies could include operator safety equipment, identification discs, combustible roller tubes, as well as products such as plastic temporary cremation containers, pans and brushes used in the process.

Environmental systems include emissions filtration units, waste heat recovery equipment, waste gas treatment products, as well as waste reduction equipment and bio-mass incinerators. The principal markets are the cremation industry, waste to energy and other industries which utilize incinerators for waste reduction and energy production.

Crematory management/operations represents the actual operation and management of client-owned crematories.

Cremation columbarium and niche units are produced by the segment for the placement/display of urns and other containers of cremated remains.  The principal markets targeted by the segment include church and university markets, affinity groups and other emerging memorialization markets.

Cremation urns and memorialization products include urns which support various forms of memorialization (burial, niche, scattering, and home décor). Merchandise includes any other family-related products such as cremation jewelry, mementos, remembrance products and other assorted at-need merchandise.

Raw materials used by the Cremation segment consist principally of structural steel, sheet metal, electrical components, combustion devices and refractory materials. These are generally available in adequate supply from numerous suppliers.

The Company competes with several manufacturers in the cremation and accessory equipment market principally on the basis of product design, quality and price.  The Cremation segment and its three largest global competitors account for a substantial portion of the U.S. and European cremation equipment market.

ITEM 1.	BUSINESS, (continued)

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

Major raw materials for this segment's products include photopolymers, steel, copper, film and graphic art supplies.  All such materials are presently available in adequate supply from various industry sources.

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

ITEM 1.	BUSINESS, (continued)

Marking Products:

The Marking Products segment designs, manufactures and distributes a wide range of equipment and related consumables used by manufacturers and suppliers to identify, track, and brand their products.  Marking products can range from a mechanical marking solution to microprocessor-based ink-jet printing systems that can integrate into the customer’s manufacturing, inventory tracking and material handling control systems.  The Company manufactures and markets products and systems that employ different marking technologies including contact printing, indenting, etching, laser, and ink-jet printing.  Customers will often use a combination of these methods in order to achieve an appropriate mark.  These methods apply product information required for identification and traceability as well as to facilitate inventory and quality control, regulatory compliance and brand name communication.

Other solutions provided by the Company complement the tracking and distribution of customer’s products and include order fulfillment systems, motor-driven rollers and controls for material handling systems, and other innovative custom solutions that address specific customer requirements.  Some of the industries for which custom products are produced include oil exploration, material handling and security scanning.  Material handling industry customers include some of the largest automated assembly, distribution and mail sorting companies in the United States.

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

The principal customers for the Company's marking products are manufacturers of durable goods and building products, consumer goods manufacturers, including food and beverage processors and producers of pharmaceuticals.  The Company also serves a wide variety of industrial markets, including metal fabricators, manufacturers of woven and non-woven fabrics, plastic, rubber and automotive products.

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

Competition for marking products is based on product performance, integration into the manufacturing process, service and price.  The Company normally competes with specialty companies in specific brand marking solutions and traceability applications.  The Company believes that, in general, it offers one of the broadest lines of products to address a wide variety of marking, coding and tracking applications.

ITEM 1.	BUSINESS, (continued)

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

BACKLOG:

Because the nature of the Company's Bronze, Graphics Imaging and Merchandising Solutions businesses are primarily custom products made to order with short lead times, backlogs are not generally material except for mausoleums in the Bronze segment. Backlogs vary in a range of approximately one year of sales for mausoleums. Backlogs for the Casket segment and the cremation casket businesses are not material. Cremation equipment sales backlogs vary in a range of eight to ten months of sales.  Backlogs generally vary in a range of up to four weeks of sales in the Marking Products segment.  The Company’s backlog is expected to be substantially filled in fiscal 2012.

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

ITEM 1.	BUSINESS, (continued)

At September 30, 2011, an accrual of approximately $6.2 million had been recorded for environmental remediation (of which $788,000 was classified in other current liabilities), representing management's best estimate of the probable and reasonably estimable costs of the Company's known remediation obligations.  The accrual does not consider the effects of inflation and anticipated expenditures are not discounted to their present value.  While final resolution of these contingencies could result in costs different than current accruals, management believes the ultimate outcome will not have a significant effect on the Company's consolidated results of operations or financial position.

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

Increased Prices for Raw Materials. The Company’s profitability is affected by the prices of the raw materials used in the manufacture of its products.  These prices may fluctuate based on a number of factors, including changes in supply and demand, domestic and global economic conditions, and volatility in commodity markets, currency exchange rates, labor costs and fuel-related costs.  If suppliers increase the price of critical raw materials, alternative sources of supply, or an alternative material, may not exist.

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

ITEM 1A.                      RISK FACTORS, (continued)

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2. PROPERTIES.

Principal properties of the Company and its majority-owned subsidiaries as of October 31, 2011 were as follows (properties are owned by the Company except as noted):

Location	Description of Property
Bronze:
Pittsburgh, PA	Manufacturing / Division Offices
Kingwood, WV	Manufacturing
Melbourne, Australia	Manufacturing	(1)
Monterrey, Mexico Parma, Italy	Manufacturing Manufacturing / Warehouse	(1) (1)
Searcy, AR	Manufacturing
Whittier, CA	Manufacturing	(1)

Casket (2):
Monterrey, Mexico	Manufacturing	(1)
Richmond, IN	Manufacturing	(1)
Richmond, IN	Manufacturing / Metal Stamping
Richmond, IN	Injection Molding	(1)
York, PA	Manufacturing

Cremation:
Apopka, FL	Manufacturing / Division Offices
Richmond, IN	Manufacturing	(1)
Manchester, England Udine, Italy	Manufacturing Manufacturing	(1) (1)
Graphics Imaging:
Pittsburgh, PA	Manufacturing / Division Offices
Julich, Germany	Manufacturing / Division Offices
Atlanta, GA	Manufacturing
Woburn, MA	Manufacturing	(1)
Bristol, England	Manufacturing
Goslar, Germany	Manufacturing	(1)
Leeds, England	Manufacturing	(1)
Monchengladbach, Germany	Manufacturing
Munich, Germany	Manufacturing	(1)
Nuremberg, Germany	Manufacturing	(1)
Oakland, CA	Manufacturing	(1)
Poznan, Poland	Manufacturing
St. Louis, MO	Manufacturing
Shenzhen, China	Manufacturing	(1)
Vienna, Austria	Manufacturing	(1)
Vreden, Germany	Manufacturing
Wan Chai, Hong Kong	Manufacturing	(1)
Izmir, Turkey	Manufacturing

ITEM 2.	PROPERTIES, (continued)

Location	Description of Property

Marking Products:
Pittsburgh, PA	Manufacturing / Division Offices
Gothenburg, Sweden	Manufacturing / Distribution	(1)
Tualatin, OR	Manufacturing	(1)
Beijing, China	Manufacturing	(1)
Ixonia, WI	Manufacturing	(1)
Germantown, WI	Manufacturing	(1)

Merchandising Solutions:
East Butler, PA	Manufacturing / Division Offices
Portland, OR	Sales Office	(1)

Corporate Office:
Pittsburgh, PA	General Offices

(1)	These properties are leased by the Company under operating lease arrangements. Rent expense incurred by the Company for all leased facilities was approximately $15.2 million in fiscal 2011.
(2)	In addition to the properties listed, the Casket division leases warehouse facilities totaling approximately 1.0 million square feet in 27 states under operating leases.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the Company's security holders during the fourth quarter of fiscal 2011.

OFFICERS AND EXECUTIVE MANAGEMENT OF THE REGISTRANT

The following information is furnished with respect to officers and executive management as of October 31, 2011:

Name	Age	Positions with Registrant

Joseph C. Bartolacci	51	President and Chief Executive Officer

David F. Beck	59	Vice President and Controller

Jennifer A. Ciccone	44	Vice President, Human Resources

Brian J. Dunn	54	Group President, Brand Solutions

Steven D. Gackenbach	48	Group President, Memorialization

Steven F. Nicola	51	Chief Financial Officer, Secretary and Treasurer

Paul F. Rahill	54	President, Cremation Division

Brian D. Walters	42	Vice President and General Counsel

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

Steven D. Gackenbach was appointed Group President, Memorialization effective October 31, 2011.  Prior thereto he had been Chief Commercial Officer, Memorialization since January 3, 2011 when he joined the Company.  Prior to joining the Company, Mr. Gackenbach served as the Senior Director of Strategy for Kraft Foods’ Cheese and Dairy Division from 2002 to 2010.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information:

The authorized common stock of the Company consists of 70,000,000 shares of Class A Common Stock, $1 par value.  The Company's Class A Common Stock is traded on the NASDAQ Global Select Market System under the symbol “MATW”.  The following table sets forth the high, low and closing prices as reported by NASDAQ for the periods indicated:

	High	Low	Close
Fiscal 2011:
Quarter ended: September 30, 2011	$41.08	$28.57	$30.73
June 30, 2011	40.49	35.60	40.17
March 31, 2011	38.65	33.56	38.55
December 31, 2010	36.00	31.62	34.98

Fiscal 2010:
Quarter ended: September 30, 2010	$36.92	$28.29	$35.36
June 30, 2010	36.58	28.91	29.28
March 31, 2010	37.00	31.33	35.50
December 31, 2009	39.81	33.23	35.43

The Company has a stock repurchase program.  Under the current authorization, the Company's Board of Directors has authorized the repurchase of a total of 2,500,000 shares of Matthews’ common stock under the program, of which 2,169,470 shares had been repurchased as of September 30, 2011.  In November 2011, the Company’s Board of Directors approved the continuation of its stock repurchase program and increased the total authorization for stock repurchases by an additional 2,500,000 shares. The buy-back program is designed to increase shareholder value, enlarge the Company's holdings of its common stock, and add to earnings per share.  Repurchased shares may be retained in treasury, utilized for acquisitions, or reissued to employees or other purchasers, subject to the restrictions of the Company’s Restated Articles of Incorporation.

All purchases of the Company’s common stock during fiscal 2011 were part of this repurchase program.

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS, (continued)

The following table shows the monthly fiscal 2011 stock repurchase activity:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced plan	Maximum number of shares that may yet be purchased under the plan

October 2010	760	$33.44	760	1,649,145
November 2010	11,735	33.31	11,735	1,637,410
December 2010	69,048	33.69	69,048	1,568,362
January 2011	20,347	34.14	20,347	1,548,015
February 2011	35,000	36.16	35,000	1,513,015
March 2011	75,000	35.96	75,000	1,438,015
April 2011	3,085	39.44	3,085	1,434,930
May 2011	126,113	38.21	126,113	1,308,817
June 2011	53,120	37.71	53,120	1,255,697
July 2011	142,184	36.92	142,184	1,113,513
August 2011	529,271	32.32	529,271	584,242
September 2011	253,712	31.01	253,712	330,530
Total	1,319,375	$33.78	1,319,375

Holders:

Based on records available to the Company, the number of registered holders of the Company's common stock was 504 at
October 31, 2011.

Dividends:

A quarterly dividend of $.09 per share was paid for the fourth quarter of fiscal 2011 to shareholders of record on October 31, 2011. The Company paid quarterly dividends of $.08 per share for the first three quarters of fiscal 2011 and the fourth quarter of fiscal 2010.  The Company paid quarterly dividends of $.07 per share for the first three quarters of fiscal 2010 and the fourth quarter of fiscal 2009.  The Company paid quarterly dividends of $.065 per share for the first three quarters of fiscal 2009 and the fourth quarter of fiscal 2008.

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

ITEM 5.                       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS, (continued)

PERFORMANCE GRAPH

COMPARISON OF FIVE-YEAR CUMULATIVE RETURN *
AMONG MATTHEWS INTERNATIONAL CORPORATION,
S&P 500 INDEX, S&P MIDCAP 400 INDEX AND S&P SMALLCAP 600 INDEX **

$200
$150
$100
$50
2006
2007
2008
2009
2010
2011
Matthews
S&P 500
S&P MidCap 400
S&P SmallCap 600

*  Total return assumes dividend reinvestment
** Fiscal year ended September 30

Note: Performance graph assumes $100 invested on October 1, 2006 in Matthews International Corporation Common Stock, Standard & Poor's (S&P) 500 Index, S&P MidCap 400 Index and S&P SmallCap 600 Index.  The results are not necessarily indicative of future performance.

ITEM 6. SELECTED FINANCIAL DATA.

	Years Ended September 30,
	2011(1)	2010(2)	2009(3)	2008(4)	2007(5)
	(Amounts in thousands, except per share data)
	(Not Covered by Report of Independent Registered Public Accounting Firm)

Net sales	$898,821	$821,829	$780,908	$818,623	$749,352

Operating profit	118,516	116,581	101,011	132,952	111,824

Interest expense	8,241	7,419	12,053	10,405	8,119

Net income attributable to Matthews shareholders	72,372	69,057	57,732	79,484	64,726

Earnings per common share:
Basic	$2.47	$2.32	$1.91	$2.57	$2.05
Diluted	2.46	2.31	1.90	2.55	2.04

Weighted-average common
shares outstanding:
Basic	28,775	29,656	30,245	30,928	31,566
Diluted	28,812	29,706	30,318	31,184	31,680

Cash dividends per share	$.330	$.290	$.265	$.245	$.225

Total assets	$1,097,455	$993,825	$949,653	$914,282	$771,069
Long-term debt, non-current	299,170	225,256	237,530	219,124	142,273

(1)	Fiscal 2011 included the favorable effect of an adjustment of $606 to income tax expense primarily related to changes in estimated tax accruals for open tax periods.
(2)	Fiscal 2010 included the favorable effect of an adjustment of $838 to income tax expense primarily related to changes in estimated tax accruals for open tax periods.
(3)
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

(4)
Fiscal 2008 included a reduction in income taxes of $1,882 to reflect the adjustment of net deferred tax liabilities resulting from the enactment of lower statutory income tax rates in certain European countries.

(5)
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

	Years Ended September 30,			Percentage Change

	2011	2010	2009	2011-2010	2010-2009
Sales	100.0%	100.0%	100.0%	9.4%	5.2%
Gross profit	39.1	39.3	37.7	8.7	9.7
Operating profit	13.2	14.2	12.9	1.7	15.4
Net income attributable to Matthews shareholders	8.1	8.4	7.4	4.8	19.6

Comparison of Fiscal 2011 and Fiscal 2010:

Sales for the year ended September 30, 2011 were $898.8 million, compared to $821.8 million for the year ended September 30, 2010.  The increase resulted principally from the impact of acquisitions, higher sales volume in the Company’s Brand Solutions businesses and changes in the values of foreign currencies against the U.S. dollar, which had a favorable impact of approximately $11.4 million on the Company’s consolidated sales compared to fiscal 2010.

In the Memorialization businesses, Bronze segment sales for fiscal 2011 were $224.8 million compared to $224.2 million for fiscal 2010.  The increase primarily reflected the December 2009 acquisition of United Memorial Products, Inc. (“UMP”) and the favorable impact of changes in foreign currency values against the U.S. dollar.  Excluding the impact of acquisitions and currency changes, fiscal 2011 Bronze segment sales declined compared to fiscal 2010, reflecting lower sales volume of bronze memorial and architectural products and an unfavorable change in product mix.  Sales for the Casket segment were $238.8 million for fiscal 2011 compared to $210.3 million for fiscal 2010.  The increase resulted principally from acquisitions.  Excluding the impact of acquisitions, fiscal 2011 Casket segment sales declined, principally reflecting slightly lower unit volume and an unfavorable change in product mix.  Lower sales (excluding acquisitions) for both the Bronze and Casket segments reflected the impact of a decline in the estimated number of casketed deaths compared to the prior year.  Based on available published data, U.S. deaths for the year ended September 30, 2011 were estimated to have increased from fiscal 2010; however, casketed deaths (non-cremation) were estimated to have declined from the prior year.  Sales for the Cremation segment were $43.8 million for fiscal 2011 compared to $39.4 million a year ago.  The increase principally resulted from higher sales in all of the segment’s principal markets (U.S., U.K. and Europe) and the acquisition of a small manufacturer of cremation equipment in the U.K. in March 2010.  In the Company’s Brand Solutions businesses, sales for the Graphics Imaging segment in fiscal 2011 were $269.0 million, compared to $240.0 million a year ago.  The increase resulted principally from higher sales in all markets (Europe, U.S., U.K. and Asia), the July 2011 acquisition of Kroma Pre-Press Preparation Systems Industry & Trade, Inc. (“Kroma”) and the favorable impact from changes in the values of foreign currencies against the U.S. dollar. Marking Products segment sales for the year ended September 30, 2011 were $61.9 million, compared to $51.1 million for fiscal 2010.  The increase was principally due to higher sales of equipment and consumables in the U.S. and China, two small acquisitions in fiscal 2011 and the favorable impact of changes in foreign currency values.  Sales for the Merchandising Solutions segment were $60.6 million for fiscal 2011, compared to $56.9 million a year ago.  The improvement was attributable to an increase in project volume to several large global customers in fiscal 2011, compared to fiscal 2010.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS, (continued)

Gross profit for the year ended September 30, 2011 was $351.7 million, or 39.1% of sales, compared to $323.4 million, or 39.3% of sales, for fiscal 2010. The increase in fiscal 2011 consolidated gross profit compared to fiscal 2010 reflected higher sales in the Brand Solutions businesses and the benefit of cost structure initiatives.  The increases were partially offset by higher commodity costs, primarily in the Bronze and Casket segments.

Selling and administrative expenses for the year ended September 30, 2011 were $233.1 million, or 25.9% of sales, compared to $206.8 million, or 25.2% of sales, for fiscal 2010.  The increase primarily resulted from higher sales and the impact of acquisitions.

Operating profit for fiscal 2011 was $118.5 million, compared to $116.6 million for fiscal 2010.  The increase in operating profit for fiscal 2011 reflected the impact of acquisitions and a favorable impact of $1.4 million from changes in foreign currency values against the U.S. dollar.  These increases were partially offset by higher commodity costs, primarily in the Bronze and Casket segments.  Bronze segment operating profit for fiscal 2011 was $52.5 million, compared to $56.2 million for fiscal 2010.  The decrease in fiscal 2011 operating profit compared to fiscal 2010 reflected lower sales, including an unfavorable shift in product mix, and a significant increase in bronze metal costs in fiscal 2011.  Operating profit for the Casket segment for fiscal 2011 was $26.8 million, compared to $26.2 million for fiscal 2010.  The increase in Casket segment operating profit for fiscal 2011 primarily reflected the benefit of acquisitions.  Excluding acquisitions, Casket segment operating profit declined, primarily reflecting an unfavorable change in product mix and the impact of higher steel and fuel costs, partially offset by the benefit of recent cost structure initiatives.  Cremation segment operating profit for the year ended September 30, 2011 was $5.7 million, compared to $4.9 million a year ago.  Fiscal 2011 operating profit reflected higher sales and the impact of the March 2010 acquisition of a small cremation equipment manufacturer in the U.K.  Graphics Imaging operating profit for fiscal 2011 was $22.4 million, compared to $21.1 million for 2010.  The increase in fiscal 2011 reflected higher sales, improvements in the segment’s U.S. cost structure, the acquisition of Kroma and the favorable impact of changes in foreign currency values, partially offset by higher manufacturing costs in the segment’s European gravure manufacturing operations. Operating profit for the Marking Products segment for fiscal 2011 was $7.8 million, compared to $5.8 million a year ago.  The increase in Marking Products segment operating profit principally reflected the impact of acquisitions and higher sales in the U.S. and China. These increases were partially offset by an increase in research and development costs.  The Merchandising Solutions segment operating profit was $3.3 million for fiscal 2011, compared to $2.4 million for fiscal 2010.  The increase principally reflected the impact of higher sales.

Investment income for the year ended September 30, 2011 was $1.4 million, compared to $2.5 million for the year ended September 30, 2010.  The decrease principally reflected a decline in the market value of investments held in trust for certain of the Company’s benefit plans. Interest expense for fiscal 2011 was $8.2 million, compared to $7.4 million last year.  The increase in interest expense reflected higher average debt levels resulting primarily from recent acquisitions.

Other income (deductions), net, for the year ended September 30, 2011 represented an increase in pre-tax income of $298,000, compared to a reduction in pre-tax income of $1.3 million in 2010.  The favorable impact on other income (deductions), net in fiscal 2011 primarily reflected a foreign currency exchange gain on the settlement of an intercompany loan.

ITEM 7.                      MANAGEMENT'S DISCUSSION AND ANALYSIS, (continued)

The Company's effective tax rate for fiscal 2011 was 34.4%, compared to 35.0% for fiscal 2010. Fiscal 2011 and 2010 included the favorable impact of adjustments totaling $606,000 and $838,000, respectively, in income tax expense primarily related to changes in the estimated tax accruals for open tax periods.  Excluding these adjustments from both periods, the Company’s effective tax rate was 35.0% for fiscal year 2011 and 35.8% for fiscal year 2010. The decrease in the fiscal 2011 effective tax rate, compared to fiscal 2010 primarily reflected the impact of the Company’s European tax structure initiatives. The difference between the Company's effective tax rate and the Federal statutory rate of 35.0% primarily reflected the impact of state taxes, offset by lower foreign income taxes.

Net income attributable to noncontrolling interest was $1.1 million for fiscal 2011, compared to $2.7 million in fiscal 2010.  The decrease related principally to the Company’s acquisition, effective as of the beginning of fiscal 2011, of the remaining 25% interest in one of its less than wholly-owned German graphics businesses and the acquisition of the remaining 22% interest in Saueressig GmbH & Co. KG (“Saueressig”) in April 2011.

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

In the Memorialization businesses, Bronze segment sales for fiscal 2010 were $224.2 million compared to $215.9 million for fiscal 2009.  The increase primarily reflected the acquisition of UMP.  The increase was partially offset by a decline in bronze memorial unit volume.  Sales for the Casket segment were $210.3 million for fiscal 2010 compared to $203.2 million for fiscal 2009.  The increase resulted principally from the acquisition of several casket businesses, partially offset by lower unit volume.  The decline in sales (excluding acquisitions) for both the Bronze and Casket segments reflected the impact of a decline in the estimated number of casketed deaths compared to the prior year.  Based on available published data, U.S. deaths for the year ended September 30, 2010 were estimated to have declined.  Casketed deaths (non-cremation) were also estimated to have declined from fiscal 2009.  Sales for the Cremation segment were $39.4 million for fiscal 2010 compared to $30.9 million in fiscal 2009.  The increase principally resulted from the acquisition of a small manufacturer of cremation equipment in the U.K. and higher sales in the U.S. and European markets.  In the Company’s Brand Solutions businesses, sales for the Graphics Imaging segment in fiscal 2010 were $240.0 million, compared to $235.0 million in the prior year.  The increase resulted principally from higher sales by Saueressig and the impact of the acquisition of a small graphics operation headquartered in Hong Kong in the fourth quarter of fiscal 2009, partially offset by lower sales in the U.S. and U.K. markets. Marking Products segment sales for the year ended September 30, 2010 were $51.1 million, compared to $42.4 million for fiscal 2009.  The increase was principally due to higher unit volume and the acquisition of a small European distributor.  Sales for the Merchandising Solutions segment were $56.9 million for fiscal 2010, compared to $53.5 million in fiscal 2009.  The increase was attributable to an increase in project volume in the last six months of fiscal 2010.

Gross profit for the year ended September 30, 2010 was $323.4 million, compared to $294.8 million for fiscal 2009.  Consolidated gross profit as a percent of sales increased to 39.3% for fiscal 2010 from 37.7% for fiscal 2009.  Gross profit for fiscal 2009 included unusual charges totaling approximately $9.0 million, consisting of severance and other expenses related to the facility consolidations in the Bronze segment, and costs related to operational and system improvements in several of the Company’s other segments.  The increase in fiscal 2010 consolidated gross profit and gross profit percentage compared to fiscal 2009 also reflected the benefit of fiscal 2009 cost structure changes, particularly in the Saueressig operation and the Casket and Marking Products segments.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS, (continued)

Selling and administrative expenses for the year ended September 30, 2010 were $206.8 million, compared to $193.8 million for fiscal 2009.  Consolidated selling and administrative expenses as a percent of sales were 25.2% for the year ended September 30, 2010, compared to 24.8% in the prior year.  The increases in costs and percentage of sales primarily resulted from higher pension expense and the impact of acquisitions.  The increase in pension cost primarily reflected unfavorable changes in the values of plan assets and a reduction in the actuarial discount rate.  Unusual charges included in selling and administrative expenses totaled $7.5 million for fiscal 2009, and consisted primarily of Saueressig integration costs, increased bad debt expense, termination-related expenses, and costs related to operational and systems improvements.  These unusual charges included consulting fees incurred for assistance in the operational and financial integration of Saueressig into Matthews.  Bad debt expense, particularly in the Casket segment, was significantly higher in fiscal 2009, reflecting economic conditions.  The increase resulted from the deterioration in the aging of outstanding accounts receivable.  Employee termination-related and the other costs in connection with operational and systems improvements primarily reflected the Company’s initiatives as a result of the recession.  The principal objectives of these initiatives were to better align the cost structures of the Company’s businesses with their respective revenue run rates.

Operating profit for fiscal 2010 was $116.6 million, compared to $101.0 million for fiscal 2009.  Operating profit for fiscal 2010 included an increase of approximately $5.2 million in pension cost.  Operating profit for fiscal 2009 included unusual charges of approximately $16.5 million.  Bronze segment operating profit for fiscal 2010 was $56.2 million, compared to $57.6 million for fiscal 2009.  Bronze segment operating profit for fiscal 2009 included unusual charges of approximately $7.2 million, principally relating to facility consolidations.  The decrease in fiscal 2010 operating profit compared to fiscal 2009 reflected lower sales volume (excluding the UMP acquisition) and higher pension cost.  Operating profit for the Casket segment for fiscal 2010 was $26.2 million, compared to $17.7 million for fiscal 2009.  Fiscal 2009 Casket segment operating profit included unusual charges of approximately $2.7 million.  Excluding the impact of the unusual charges in fiscal 2009, Casket segment operating profit for fiscal 2010 increased by $5.8 million, reflecting the benefit of cost structure changes initiated in fiscal 2009 and the impact of acquisitions.  Cremation segment operating profit for the year ended September 30, 2010 was $4.9 million, compared to $5.0 million in fiscal 2009.  Fiscal 2010 operating profit reflected higher sales and the impact of the March 2010 acquisition of a small cremation equipment manufacturer in the U.K., offset by the impact of an unfavorable change in product mix and higher pension cost.  The Graphics Imaging segment operating profit for fiscal 2010 was $21.1 million, compared to $19.2 million for 2009.  Operating profit in fiscal 2009 included unusual charges of approximately $3.1 million.  Excluding the effect of the unusual charges, operating profit decreased approximately $1.2 million in fiscal 2010 compared to fiscal 2009.  A decline in operating profit in the U.S. graphics operations offset higher operating profit from Saueressig and the impact of the acquisition of a small graphics business headquartered in Hong Kong.  Operating profit for the Marking Products segment for fiscal 2010 was $5.8 million, compared to $1.5 million in fiscal 2009.  Marking Products operating profit for fiscal 2009 included unusual charges of approximately $1.9 million.  The increase in year-over-year operating profit, excluding the unusual charges, primarily reflected higher sales and the favorable impact of fiscal 2009 cost structure initiatives.  The Merchandising Solutions segment operating profit was $2.4 million for fiscal 2010, compared to an operating loss of $56,000 for fiscal 2009.  The increase principally reflected the impact of higher sales and fiscal 2009 unusual charges of approximately $1.3 million.

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

ITEM 7.                      MANAGEMENT'S DISCUSSION AND ANALYSIS, (continued)

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

LIQUIDITY AND CAPITAL RESOURCES:

Net cash provided by operating activities was $95.6 million for the year ended September 30, 2011, compared to $106.5 million and $90.9 million for fiscal 2010 and 2009, respectively.  Operating cash flow for fiscal 2011 primarily reflected net income adjusted for depreciation and amortization, stock-based compensation expense, and an increase in deferred taxes, partially offset by a net increase in working capital items.  In addition the Company made a cash contribution of $9.0 million to its principal pension plan.  Operating cash flow for fiscal 2010 primarily reflected net income adjusted for depreciation and amortization, stock-based compensation expense, and an increase in deferred taxes, partially offset by a cash contribution of $9.0 million to the Company’s principal pension plan.  Operating cash flow for fiscal 2009 primarily reflected net income adjusted for depreciation and amortization, stock-based compensation expense, and an increase in deferred taxes, partially offset by a cash contribution of $12.0 million to the Company’s principal pension plan.

Cash used in investing activities was $106.8 million for the year ended September 30, 2011, compared to $54.3 million and $32.7 million for fiscal years 2010 and 2009, respectively. Investing activities for fiscal 2011 primarily reflected payments (net of cash acquired) of $84.4 million for acquisitions and capital expenditures of $22.4 million. Investing activities for fiscal 2010 primarily reflected payments (net of cash acquired) of $32.3 million for acquisitions, capital expenditures of $21.4 million and purchases of investment securities, net of proceeds from dispositions of $690,000. Investing activities for fiscal 2009 primarily reflected payments (net of cash acquired) of $11.0 million for acquisitions, capital expenditures of $19.4 million and purchases of investment securities of $2.6 million.

Capital expenditures were $22.4 million for the year ended September 30, 2011, compared to $21.4 million and $19.4 million for fiscal 2010 and 2009, respectively.  Capital expenditures in each of the last three fiscal years reflected reinvestment in the Company's business segments and were made primarily for the purchase of new manufacturing machinery, equipment and facilities designed to improve product quality, increase manufacturing efficiency, lower production costs and meet regulatory requirements.  Capital expenditures for the last three fiscal years were primarily financed through operating cash.

Capital spending for property, plant and equipment has averaged $21.1 million for the last three fiscal years.  Capital spending for fiscal 2012 is currently expected to be approximately $30.0 million.  The Company expects to generate sufficient cash from operations to fund all anticipated capital spending projects.

Cash provided by financing activities for the year ended September 30, 2011 was $10.4 million, reflecting proceeds, net of repayments, on long-term debt of $68.9 million, purchases of treasury stock of $44.6 million, proceeds from the sale of treasury stock (stock option exercises) of $1.9 million, payment of dividends to the Company’s shareholders of $9.6 million ($0.33 per share) and distributions of $6.2 million to noncontrolling interests.  Cash used in financing activities for the year ended September 30, 2010 was $51.5 million, reflecting repayments, net of proceeds, on long-term debt of $8.8 million, purchases of treasury stock of $35.3 million, proceeds from the sale of treasury stock (stock option exercises) of $1.5 million, payment of dividends to the Company’s shareholders of $8.7 million ($0.29 per share) and distributions of $234,000 to noncontrolling interests.  Cash used in financing activities for the year ended September 30, 2009 was $53.6 million, reflecting repayments, net of proceeds, on long-term debt of $15.7 million, purchases of treasury stock of $28.8 million, proceeds from the sale of treasury stock (stock option exercises) of $1.2 million, payment of dividends to the Company’s shareholders of $8.2 million ($0.265 per share) and distributions of $2.3 million to noncontrolling interests.

ITEM 7.                      MANAGEMENT'S DISCUSSION AND ANALYSIS, (continued)

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

The Revolving Credit Facility requires the Company to maintain certain leverage and interest coverage ratios.  A portion of the facility (not to exceed $25.0 million) is available for the issuance of trade and standby letters of credit. Outstanding borrowings on the Revolving Credit Facility at September 30, 2011 and 2010 were $250.0 million and $187.0 million, respectively.  The weighted-average interest rate on outstanding borrowings at September 30, 2011 and 2010 was 2.59% and 2.69%, respectively.

The Company has entered into the following interest rate swaps:

Effective Date	Amount	Fixed Interest Rate	Interest Rate Spread at September 30, 2011	Maturity Date
September 2007	$25 million	4.77%	1.25%	September 2012
May 2008	20 million	3.72%	1.25%	September 2012
October 2008	20 million	3.46%	1.25%	October 2011
May 2011	25 million	1.37%	1.25%	May 2014
October 2011	25 million	1.67%	1.25%	October 2015
November 2011	25 million	2.13%	1.25%	November 2014
March 2012	25 million	2.44%	1.25%	March 2015
September 2012	25 million	3.03%	1.25%	December 2015
November 2012	25 million	1.33%	1.25%	November 2015

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

The fair value of the interest rate swaps reflected an unrealized loss of $7.2 million ($4.4 million after tax) at September 30, 2011 that is included in equity as part of accumulated other comprehensive loss.  Assuming market rates remain constant with the rates at September 30, 2011, approximately $1.3 million of the $4.4 million loss included in accumulated other comprehensive loss is expected to be recognized in earnings as an adjustment to interest expense over the next twelve months.

The Company, through certain of its German subsidiaries, has a credit facility with a European bank. The maximum amount of borrowings available under this facility is 25.0 million Euros ($33.5 million). Outstanding borrowings under the credit facility totaled 23.6 million Euros ($31.6 million) and 12.0 million Euros ($16.4 million) at September 30, 2011 and 2010, respectively.  The weighted-average interest rate on outstanding borrowings under the facility at September 30, 2011 and 2010 was 2.38% and 1.58%, respectively. The facility’s maturity is September 2012. The Company has the ability and intent to renew this borrowing upon maturity.

The Company, through its German subsidiary, Saueressig, has several loans with various European banks.  Outstanding borrowings on these loans totaled 8.3 million Euros ($11.2 million) and 7.9 million Euros ($10.8 million) at September 30, 2011 and 2010, respectively.  The weighted-average interest rate on outstanding borrowings of Saueressig at September 30, 2011 and 2010 was 6.05% and 6.18%, respectively.

ITEM 7.                      MANAGEMENT'S DISCUSSION AND ANALYSIS, (continued)

The Company, through its wholly-owned subsidiary Matthews International S.p.A., has several loans with various Italian banks.  Outstanding borrowings on these loans totaled 8.7 million Euros ($11.6 million) and 12.1 million Euros ($16.5 million) at September 30, 2011 and 2010, respectively.  Matthews International S.p.A. also has three lines of credit totaling 11.4 million Euros ($15.2 million) with the same Italian banks.  Outstanding borrowings on these lines were 493,000 Euros ($661,000) and 2.1 million Euros ($2.8 million) at September 30, 2011 and 2010, respectively.  The weighted-average interest rate on outstanding Matthews International S.p.A. borrowings at September 30, 2011 and 2010 was 3.11% and 3.47%, respectively.

The Company, through its Turkish subsidiary, Kroma (acquired in July 2011), has several loans with various Turkish banks.  Outstanding borrowings on these loans totaled 13.3 million Turkish Lira ($7.2 million) at September 30, 2011.  The weighted-average interest rate on outstanding borrowings of Kroma was 9.27% at September 30, 2011.

The Company has a stock repurchase program.  Under the current authorization, the Company's Board of Directors has authorized the repurchase of a total of 2,500,000 shares of Matthews’ common stock under the program, of which 2,169,470 shares had been repurchased as of September 30, 2011. In November 2011, the Company’s Board of Directors approved the continuation of its stock repurchase program and increased the total authorization for stock repurchases by an additional 2,500,000 shares.  The buy-back program is designed to increase shareholder value, enlarge the Company's holdings of its common stock, and add to earnings per share.  Repurchased shares may be retained in treasury, utilized for acquisitions, or reissued to employees or other purchasers, subject to the restrictions of the Company’s Restated Articles of Incorporation.

Consolidated working capital was $208.1 million at September 30, 2011, compared to $187.5 million and $173.1 million at September 30, 2010 and 2009, respectively. Working capital at September 30, 2011 reflected an increase in accounts receivable and inventory in connection with recent acquisitions. Working capital at September 30, 2010 reflected an increase in accounts receivable and inventory in connection with recent acquisitions.  Working capital at September 30, 2009 reflected an increase in cash and investments and a reduction in current maturities of long-term debt. Cash and cash equivalents were $60.3 million at September 30, 2011, compared to $59.7 million and $57.8 million at September 30, 2010 and 2009, respectively.  The Company's current ratio was 2.3 at September 30, 2011, 2010 and 2009.

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

At September 30, 2011, an accrual of approximately $6.2 million had been recorded for environmental remediation (of which $788,000 was classified in other current liabilities), representing management's best estimate of the probable and reasonably estimable costs of the Company's known remediation obligations.  The accrual, which reflects previously established reserves assumed with the acquisition of York and additional reserves recorded as a purchase accounting adjustment, does not consider the effects of inflation and anticipated expenditures are not discounted to their present value.  Changes in the accrued environmental remediation obligation from the prior fiscal year reflect payments charged against the accrual.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS, (continued)

While final resolution of these contingencies could result in costs different than current accruals, management believes the ultimate outcome will not have a significant effect on the Company's consolidated results of operations or financial position.

ACQUISITIONS:

Fiscal 2011:

Acquisition spending, net of cash acquired, during the year ended September 30, 2011 totaled $84.4 million.  The acquisitions were not individually material to the Company’s consolidated financial position or results of operations, and primarily included the following:

In August 2011, the Company acquired Lightning Pick Technologies, Inc. (“LPT”), a manufacturer that develops, installs and supports paperless order fulfillment solutions.  The transaction is intended to expand the Company’s presence and product breadth in the marking products industry.

In July 2011, the Company entered into an agreement to acquire a 70% interest in Kroma, a leading provider of pre-press services and roto-gravure printing cylinders in Turkey.  The acquisition is designed to further extend Matthews' presence as the leading provider of reprographic pre-press products and services to the European packaging and tobacco markets.  The Company completed the purchase of a 61.5% interest in July 2011 and the additional 8.5% interest will be purchased in fiscal 2012. In addition, the Company entered into an option agreement related to the remaining 30% interest in Kroma.

In April 2011, the Company completed the purchase of the remaining 22% interest in Saueressig for 19.3 million Euros ($27.4 million), completing the option agreement in connection with the May 2008 acquisition of a 78% interest in Saueressig.

In March 2011, the Company acquired Innovative Picking Technologies, Inc. ("IPTI"), a manufacturer of paperless order fulfillment systems.  The transaction is intended to expand the Company's presence and product breadth in the marking products industry.

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

In October 2010, the Company acquired the remaining 25% interest in Rudolf Reproflex GmbH & Co. KG ("Reproflex").  The Company acquired a 75% interest in Reproflex in 2001.

Fiscal 2010:

Acquisition spending, net of cash acquired, during the year ended September 30, 2010 totaled $32.3 million.  The acquisitions primarily included the following:

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

ITEM 7.                  MANAGEMENT'S DISCUSSION AND ANALYSIS, (continued)

In March 2010, the Company acquired an 80% interest in Furnace Construction Cremators Limited (“FCC”), a manufacturer of cremation equipment located in the United Kingdom.  The acquisition was designed to expand the Company’s global presence in the European cremation markets.

In February 2010, the Company acquired A. J. Distribution, Inc. ("A.J. Distribution"), a distributor of primarily York brand caskets in the Northwest region of the United States. The transaction was structured as an asset purchase and was intended to expand the Company's casket distribution capabilities in the northwestern United States.

In December 2009, the Company acquired UMP , primarily a supplier of granite memorial products and caskets in the West region of the United States. The transaction was structured as an asset purchase and was designed to extend Matthews’ presence in the broad granite market.

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

FORWARD-LOOKING INFORMATION:

Matthews has a three-pronged strategy to attain annual growth in earnings per share. This strategy, which has remained unchanged from prior years, consists of the following:  internal growth (which includes organic growth, productivity improvements, new product development and the expansion into new markets with existing products), acquisitions and share repurchases under the Company’s stock repurchase program (see "Liquidity and Capital Resources"). For the past ten fiscal years, the Company has achieved an average annual increase in earnings per share of 10.9%.

For fiscal 2012, the Company continues to face several challenges.  The uneven pace of the economic recovery will influence the pace of growth for all segments.  Recent financial market issues in Europe could affect several of the countries in which the Company operates, which may also have an unfavorable impact on currency exchange rates.  In addition, the Memorialization businesses continue to operate in a climate of relatively flat death rates, competitive pressures on pricing and product mix, and volatile commodity costs.  However, the Company is continuously working on productivity and cost reduction initiatives to strengthen all of its businesses.  In addition, recent acquisitions are expected to favorably impact fiscal 2012 results.

On this basis, the Company currently estimates fiscal 2012 earnings per share to grow in the mid-single digit percentage range over fiscal 2011 (excluding unusual items from both years).  Based on current forecasts, earnings for the fiscal 2012 first quarter are expected to be lower than the fiscal 2011 first quarter, with the projected growth for the remainder of the fiscal year sufficient to achieve the Company’s objective for the full fiscal year.

ITEM 7.                      MANAGEMENT'S DISCUSSION AND ANALYSIS, (continued)

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

The Company's significant accounting policies are included in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.  Management believes that the application of these policies on a consistent basis enables the Company to provide useful and reliable financial information about the Company's operating results and financial condition.  The following accounting policies involve significant estimates, which were considered critical to the preparation of the Company's consolidated financial statements for the year ended September 30, 2011.

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

Goodwill is not amortized, but is subject to periodic review for impairment.  In general, when the carrying value of a reporting unit exceeds its implied fair value, an impairment loss must be recognized.  For purposes of testing for impairment, the Company uses a combination of valuation techniques, including discounted cash flows.  Intangible assets are amortized over their estimated useful lives, unless such lives are considered to be indefinite.  A significant decline in cash flows generated from these assets may result in a write-down of the carrying values of the related assets.  The Company performed its annual impairment reviews in the second quarters of fiscal 2011, 2010 and 2009 and determined that no adjustments to the carrying values of goodwill or other intangibles with indefinite lives were necessary at those times.

Share-Based Payment:

Stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the employee requisite service period.

ITEM 7.              MANAGEMENT'S DISCUSSION AND ANALYSIS, (continued)

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

The Company's principal pension plan maintains a substantial portion of its assets in equity securities in accordance with the investment policy established by the Company’s pension board.  Based on an analysis of the historical performance of the plan's assets and information provided by its independent investment advisor, the Company set the long-term rate of return assumption for these assets at 8.0% at September 30, 2011 for purposes of determining pension cost and funded status.   The Company’s discount rate assumption used in determining the present value of the projected benefit obligation is based upon published indices as of September 30, 2011 and September 30, 2010 for the fiscal year end valuation. The discount rate was 4.75%, 5.25% and 5.50% in fiscal 2011, 2010 and 2009, respectively.

Environmental:

Environmental liabilities are recorded when the Company's obligation is probable and reasonably estimable.  Accruals for losses from environmental remediation obligations do not consider the effects of inflation and anticipated expenditures are not discounted to their present value.

Revenue Recognition:

Revenues are generally recognized when title and risk of loss pass to the customer, which is typically at the time of product shipment.  For pre-need sales of memorials and vases, revenue is recognized when the memorial has been manufactured to the customer’s specifications (e.g., name and birth date), title has been transferred to the customer and the memorial and vase are placed in storage for future delivery.  A liability has been recorded for the estimated costs of finishing pre-need bronze memorials and vases that have been manufactured and placed in storage prior to July 1, 2003 for future delivery.  Beginning July 1, 2003, revenue is deferred by the Company on the portion of pre-need sales attributable to the final finishing and storage of the pre-need merchandise.  Deferred revenue for final finishing is recognized at the time the pre-need merchandise is finished and shipped to the customer.  Deferred revenue related to storage is recognized on a straight-line basis over the estimated average time that pre-need merchandise is held in storage.  At September 30, 2011, the Company held 333,174 memorials and 236,460 vases in its storage facilities under the pre-need sales program.

Construction revenues are recognized under the percentage-of-completion method of accounting using the cost-to-cost method.

The Company offers rebates to certain customers participating in volume purchase programs.  Rebates are estimated and recorded as a reduction in sales at the time the Company’s products are sold.

ITEM 7.              MANAGEMENT'S DISCUSSION AND ANALYSIS, (continued)

LONG-TERM CONTRACTUAL OBLIGATIONS AND COMMITMENTS:

The following table summarizes the Company’s contractual obligations at September 30, 2011, and the effect such obligations are expected to have on its liquidity and cash flows in future periods.

	Payments due in fiscal year:
					After
	Total	2012	2013 to 2014	2015 to 2016	2016
Contractual Cash Obligations:	(Dollar amounts in thousands)
Revolving credit facilities	$281,593	$-	$-	$281,593	$-
Notes payable to banks	31,193	15,299	14,588	1,214	92
Short-term borrowings	661	661	-	-	-
Capital lease obligations	3,865	2,165	1,700	-	-
Non-cancelable operating leases	20,110	7,957	8,754	2,935	464
Total contractual cash obligations	$337,422	$26,082	$25,042	$285,742	$556

A significant portion of the loans included in the table above bear interest at variable rates. At September 30, 2011, the weighted-average interest rate was 2.59% on the Company’s domestic Revolving Credit Facility, 2.38% on the credit facility through the Company’s wholly-owned German subsidiaries, 3.11% on bank loans to the Company’s wholly-owned subsidiary, Matthews International S.p.A., 6.05% on bank loans to its wholly-owned subsidiary, Saueressig, and 9.27% on bank loans to its majority-owned subsidiary, Kroma.

Benefit payments under the Company’s principal retirement plan are made from plan assets, while benefit payments under the supplemental retirement plan and postretirement benefit plan are funded from the Company’s operating cash. Under IRS regulations, the Company was not required to make any significant contributions to its principal retirement plan in fiscal 2011, however, in fiscal 2011, the Company made a contribution of $9.0 million to its principal retirement plan. The Company is not required to make any significant cash contributions to its principal retirement plan in fiscal 2012. The Company estimates that benefit payments to participants under its retirement plans (including its supplemental retirement plan) and postretirement benefit payments will be approximately $6.0 million and $1.1 million, respectively, in fiscal 2012.  The amounts are expected to increase incrementally each year thereafter, to $7.6 million and $1.5 million in 2016.  The Company believes that its current liquidity sources, combined with its operating cash flow and borrowing capacity, will be sufficient to meet its capital needs for the foreseeable future.

In connection with its July 2011 acquisition of a 70% interest in Kroma, the Company entered into an option agreement related to the remaining 30% interest in Kroma.  The option agreement contains put and call provisions for the purchase of the remaining 30% interest in future years at a price to be determined by a formula based upon future operating results of Kroma.  The Company has recorded an estimate of $10.2 million in “Arrangement with noncontrolling interest” on the September 30, 2011 Consolidated Balance Sheet representing the current estimate of the future purchase price.  The timing of the exercise of the put and call provisions is not presently determinable.

Unrecognized tax benefits are positions taken, or expected to be taken, on an income tax return that may result in additional payments to tax authorities.  If a tax authority agrees with the tax position taken, or expected to be taken, or the applicable statute of limitations expires, then additional payments will not be necessary.  As of September 30, 2011, the Company had unrecognized tax benefits, excluding penalties and interest, of approximately $2.9 million.  The timing of potential future payments related to the unrecognized tax benefits is not presently determinable.

INFLATION:

Except for the volatility in the cost of bronze ingot, steel and fuel (see “Results of Operations”), inflation has not had a material impact on the Company over the past three years nor is it anticipated to have a material impact for the foreseeable future.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS, (continued)

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

In September 2011, the Financial Accounting Standards Board (“FASB”) issued an amendment to the guidance for goodwill and other intangibles. The amendment applies to the goodwill impairment test and permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test.  The more likely than not threshold is defined as a likelihood of more than 50 percent. The amendment is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption is permitted. This amendment will be adopted by the Company for the quarter ended March 31, 2012.  Upon adoption, this amendment is not expected to have a material effect on the financial statements.

In June 2011, the FASB issued an amendment to the guidance on the presentation of comprehensive income.  The amendment requires that comprehensive income be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, an entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and other comprehensive income are presented. This amendment is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  Early adoption is permitted.  The Company is evaluating the impact of this amendment on its financial statements and the timing of its adoption.

In May 2011, the FASB issued an amendment to revise the wording used to describe many of the requirements for measuring fair value and disclosing information about fair value measurements.  This amendment clarifies the FASB’s intention about the application of fair value.  In addition, the amendment changes certain principles or requirements for measuring fair value and disclosure of such measurements.  The amendment is effective for annual and interim reporting periods beginning after December 15, 2011, and will be adopted by the Company for the quarter ended March 31, 2012. Upon adoption, this amendment is not expected to have a material effect on the financial statements.

In December 2010, the FASB issued an amendment to the disclosure requirements for business combinations. This amendment specifies that if comparative financial statements are presented in connection with a business combination, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.  The amendment also expands the disclosure requirement to include the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination. The amendment is effective for business combinations consummated on or before the beginning of the first annual reporting period beginning on or after December 15, 2010, and early adoption is permitted.  This amendment will be adopted by the Company for the fiscal year ended September 30, 2012.  Upon adoption, this amendment is not expected to have a material effect on the financial statements.

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

The Company has entered into the following interest rate swaps:

Effective Date	Amount	Fixed Interest Rate	Interest Rate Spread at September 30, 2011	Maturity Date
September 2007	$25 million	4.77%	1.25%	September 2012
May 2008	20 million	3.72%	1.25%	September 2012
October 2008	20 million	3.46%	1.25%	October 2011
May 2011	25 million	1.37%	1.25%	May 2014
October 2011	25 million	1.67%	1.25%	October 2015
November 2011	25 million	2.13%	1.25%	November 2014
March 2012	25 million	2.44%	1.25%	March 2015
September 2012	25 million	3.03%	1.25%	December 2015
November 2012	25 million	1.33%	1.25%	November 2015

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

The fair value of the interest rate swaps reflected an unrealized loss of $7.2 million ($4.4 million after tax) at September 30, 2011 that is included in equity as part of accumulated other comprehensive loss.  A decrease of 10% in market interest rates (e.g. a decrease from 5.0% to 4.5%) would result in an increase of approximately $789,000 in the fair value liability of the interest rate swaps.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK, (continued)

Foreign Currency Exchange Rates - The Company is subject to changes in various foreign currency exchange rates, primarily including the Euro, British Pound, Canadian Dollar, Australian Dollar, Swedish Krona, Chinese Yuan, Hong Kong Dollar, Polish Zloty, Turkish Lira and Vietnamese Dong in the conversion from local currencies to the U.S. dollar of the reported financial position and operating results of its non-U.S. based subsidiaries.  An adverse change (strengthening dollar) of 10% in exchange rates would have resulted in a decrease in reported sales of $34.7 million and a decrease in reported operating income of $4.0 million for the year ended September 30, 2011.

Actuarial Assumptions - The most significant actuarial assumptions affecting pension expense and pension obligations include the valuation of retirement plan assets, the discount rate and the estimated return on plan assets.  The estimated return on plan assets is currently based upon projections provided by the Company’s independent investment advisor, considering the investment policy of the plan and the plan’s asset allocation.  The fair value of plan assets and discount rate are “point-in-time” measures, and the recent volatility of the debt and equity markets makes estimating future changes in fair value of plan assets and discount rates more challenging.  The following table summarizes the impact on the September 30, 2011 actuarial valuations of changes in the primary assumptions affecting the Company’s retirement plans and supplemental retirement plan.

	Impact of Changes in Actuarial Assumptions
	Change in Discount Rate		Change in Expected Return		Change in Market Value of Assets
	+1%	-1%	+1%	-1%	+5%	-5%
	(Dollar amounts in thousands)
Increase (decrease) in net benefit cost	$ (2,259)	$ 2,729	$(915)	$915	$ (833)	$ 833

Increase (decrease) in projected benefit obligation	(20,183)	24,973	-	-	-	-

Increase (decrease) in funded status	20,183	(24,973)	-	-	4,711	(4,711)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Description	Pages

Management’s Report to Shareholders	35

Report of Independent Registered Public Accounting Firm	36

Financial Statements:

Consolidated Balance Sheets as of September 30, 2011 and 2010	37-38

Consolidated Statements of Income for the years ended September 30, 2011, 2010 and 2009	39

Consolidated Statements of Shareholders' Equity for the years ended September 30, 2011, 2010 and 2009	40

Consolidated Statements of Cash Flows for the years ended September 30, 2011, 2010 and 2009	41

Notes to Consolidated Financial Statements	42-66

Supplementary Financial Information (unaudited)	67

Financial Statement Schedule – Schedule II-Valuation and Qualifying
Accounts for the years ended September 30, 2011, 2010 and 2009	68

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

Based on its assessment, management has concluded that the Company maintained effective internal control over financial reporting as of September 30, 2011, based on criteria in Internal Control – Integrated Framework issued by the COSO. The effectiveness of the Company’s internal control over financial reporting as of September 30, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Management’s Certifications

The certifications of the Company’s Chief Executive Officer and Chief Financial Officer required by the Sarbanes-Oxley Act have been included as Exhibits 31 and 32 in the Company’s Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
   Matthews International Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Matthews International Corporation and its subsidiaries at September 30, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2011 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 8.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/PricewaterhouseCoopers LLP

Pittsburgh, Pennsylvania
November 22, 2011

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
September 30, 2011 and 2010
(Dollar amounts in thousands, except per share data)
                                         __________

ASSETS	2011	2010
Current assets:
Cash and cash equivalents	$60,271	$59,715
Short-term investments	1,391	1,395
Accounts receivable, net of allowance for doubtful accounts of $10,736 and $11,261, respectively	164,738	151,038
Inventories	125,567	107,926
Deferred income taxes	1,722	1,666
Other current assets	16,157	13,915

Total current assets	369,846	335,655

Investments	15,105	13,642

Property, plant and equipment, net	134,504	129,750

Deferred income taxes	33,818	30,555

Other assets	16,354	21,101

Goodwill	465,003	405,180

Other intangible assets, net	62,825	57,942

Total assets	$1,097,455	$993,825

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS, continued
September 30, 2011 and 2010
(Dollar amounts in thousands, except per share data)
__________

LIABILITIES AND SHAREHOLDERS' EQUITY	2011	2010
Current liabilities:
Long-term debt, current maturities	$18,014	$12,073
Trade accounts payable	46,655	36,308
Accrued compensation	31,339	39,062
Accrued income taxes	10,272	12,984
Other current liabilities	55,461	47,686
Total current liabilities	161,741	148,113

Long-term debt	299,170	225,256

Accrued pension	66,714	50,276

Postretirement benefits	26,417	23,307

Deferred income taxes	17,007	15,950

Environmental reserve	5,406	5,961

Other liabilities	42,745	31,234
Total liabilities	619,200	500,097

Arrangement with noncontrolling interest	10,162	-

Shareholders' equity-Matthews:
Class A common stock, $1.00 par value; authorized 70,000,000 shares; 36,333,992 shares issued	36,334	36,334
Preferred stock, $100 par value, authorized 10,000 shares, none issued	-	-
Additional paid-in capital	48,554	48,294
Retained earnings	681,658	621,923
Accumulated other comprehensive loss	(58,658)	(37,136)
Treasury stock, 7,884,190 and 6,855,669 shares, respectively, at cost	(243,246)	(207,470)
Total shareholders' equity-Matthews	464,642	461,945
Noncontrolling interests	3,451	31,783
Total shareholders' equity	468,093	493,728

Total liabilities and shareholders' equity	$1,097,455	$993,825

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
for the years ended September 30, 2011, 2010 and 2009
(Dollar amounts in thousands, except per share data)
__________

	2011	2010	2009
Sales	$898,821	$821,829	$780,908
Cost of sales	(547,161)	(498,442)	(486,131)

Gross profit	351,660	323,387	294,777

Selling expense	(99,251)	(91,215)	(83,576)
Administrative expense	(133,893)	(115,591)	(110,190)

Operating profit	118,516	116,581	101,011

Investment income	1,443	2,536	2,048
Interest expense	(8,241)	(7,419)	(12,053)
Other income (deductions), net	298	(1,285)	(12)

Income before income taxes	112,016	110,413	90,994

Income taxes	(38,556)	(38,639)	(31,313)

Net income	73,460	71,774	59,681

Less: net income attributable to noncontrolling interests	(1,088)	(2,717)	(1,949)

Net income attributable to Matthews shareholders	$72,372	$69,057	$57,732

Earnings per share attributable to Matthews shareholders:

Basic	$2.47	$2.32	$1.91

Diluted	$2.46	$2.31	$1.90

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
for the years ended September 30, 2011, 2010 and 2009
(Dollar amounts in thousands, except per share data)
__________

				Accumulated
				Other
		Additional		Comprehensive		Non-
	Common	Paid-in	Retained	Income (Loss)	Treasury	controlling
	Stock	Capital	Earnings	(net of tax)	Stock	interests	Total
Balance, September 30, 2008	$36,334	$47,250	$511,130	$(2,979)	$(157,780)	$4,963	$438,918
Net income	-	-	57,732	-	-	1,949	59,681
Minimum pension liability	-	-	(702)	(28,430)	-	-	(29,132)
Translation adjustment	-	-	-	4,189	-	55	4,244
Fair value of derivatives	-	-	-	(2,664)	-	-	(2,664)
Total comprehensive income							32,129
Stock-based compensation	-	5,822	-	-	-	-	5,822
Purchase of 796,916 shares treasury stock	-	-	-	-	(28,813)	-	(28,813)
Issuance of 241,016 shares treasury stock	-	(5,636)	-	-	7,139	-	1,503
Dividends, $.265 per share	-	-	(8,199)	-	-	-	(8,199)
Distribution to noncontrolling interests	-	-	-	-	-	(2,291)	(2,291)
Arrangement-noncontrolling interest	-	-	(175)	-	-	-	(175)
Balance, September 30, 2009	36,334	47,436	559,786	(29,884)	(179,454)	4,676	438,894
Net income	-	-	69,057	-	-	2,717	71,774
Minimum pension liability	-	-	-	3,929	-	-	3,929
Translation adjustment	-	-	-	(11,952)	-	901	(11,051)
Fair value of derivatives	-	-	-	771	-	-	771
Total comprehensive income							65,423
Stock-based compensation	-	6,567	-	-	-	-	6,567
Purchase of 1,070,173 shares treasury stock	-	-	-	-	(35,305)	-	(35,305)
Issuance of 246,178 shares treasury stock	-	(5,709)	-	-	7,289	-	1,580
Dividends, $.29 per share	-	-	(8,688)	-	-	-	(8,688)
Distribution to noncontrolling interests	-	-	-	-	-	(234)	(234)
Arrangement-noncontrolling interest	-	-	1,768	-	-	23,723	25,491
Balance, September 30, 2010	36,334	48,294	621,923	(37,136)	(207,470)	31,783	493,728
Net income	-	-	72,372	-	-	1,088	73,460
Minimum pension liability	-	-	-	(11,255)	-	-	(11,255)
Translation adjustment	-	-	-	(8,607)	-	523	(8,084)
Fair value of derivatives	-	-	-	(1,660)	-	-	(1,660)
Total comprehensive income							52,461
Stock-based compensation	-	6,972	-	-	-	-	6,972
Purchase of 1,319,375 shares treasury stock	-	-	-	-	(44,567)	-	(44,567)
Issuance of 290,854 shares treasury stock	-	(6,712)	-	-	8,791	-	2,079
Dividends, $.33 per share	-	-	(9,632)	-	-	-	(9,632)
Distribution to noncontrolling interests	-	-	-	-	-	(6,220)	(6,220)
Arrangement-noncontrolling interest	-	-	(3,005)	-	-	(23,723)	(26,728)
Balance, September 30, 2011	$36,334	$48,554	$681,658	$(58,658)	$(243,246)	$3,451	$468,093

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended September 30, 2011, 2010 and 2009
(Dollar amounts in thousands, except per share data)
__________

	2011	2010	2009
Cash flows from operating activities:
Net income	$73,460	$71,774	$59,681
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,661	27,322	30,292
Stock-based compensation expense	6,972	6,567	5,822
Increase in deferred taxes	9,481	4,299	7,506
Gain on sale of investments	(50)	(715)	(466)
(Gain) loss on sale of assets	(2,782)	171	190
Changes in working capital items	(23,093)	(65)	(1,831)
Decrease (increase) in other assets	4,787	(3,176)	(2,245)
Decrease in other liabilities	(2,007)	(1,415)	(488)
Increase (decrease) in pension and postretirement benefit obligations	1,135	1,725	(7,603)
Net cash provided by operating activities	95,564	106,487	90,858
Cash flows from investing activities:
Capital expenditures	(22,440)	(21,437)	(19,410)
Acquisitions, net of cash acquired	(84,369)	(32,323)	(10,953)
Proceeds from dispositions of assets	1,463	196	295
Purchases of investment securities	(1,639)	(1,616)	(2,620)
Proceeds from dispositions of investments	173	926	-
Net cash used in investing activities	(106,812)	(54,254)	(32,688)
Cash flows from financing activities:
Proceeds from long-term debt	117,107	58,465	54,128
Payments on long-term debt	(48,214)	(67,307)	(69,791)
Purchases of treasury stock	(44,567)	(35,305)	(28,762)
Proceeds from the sale of treasury stock	1,859	1,502	1,206
Tax benefit on exercised stock options	70	78	111
Dividends	(9,632)	(8,688)	(8,199)
Distributions to noncontrolling interests	(6,220)	(234)	(2,291)
Net cash provided by (used in) financing activities	10,403	(51,489)	(53,598)
Effect of exchange rate changes on cash	1,401	1,239	2,493
Net change in cash and cash equivalents	556	1,983	7,065
Cash and cash equivalents at beginning of year	59,715	57,732	50,667
Cash and cash equivalents at end of year	$60,271	$59,715	$57,732
Cash paid during the year for:
Interest	$8,367	$7,605	$12,550
Income taxes	35,359	35,291	26,032

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
__________

1.	NATURE OF OPERATIONS:

Matthews International Corporation ("Matthews" or the “Company”), founded in 1850 and incorporated in Pennsylvania in 1902, is a designer, manufacturer and marketer principally of memorialization products and brand solutions.  Memorialization products consist primarily of bronze and granite memorials and other memorialization products, caskets and cremation equipment for the cemetery and funeral home industries.  Brand solutions include graphics imaging products and services, marking products and merchandising solutions. The Company's products and operations are comprised of six business segments:  Bronze, Casket, Cremation, Graphics Imaging, Marking Products and Merchandising Solutions.  The Bronze segment is a leading manufacturer of cast bronze and granite memorials and other memorialization products, cast and etched architectural products and is a leading builder of mausoleums in the United States.  The Casket segment is a leading casket manufacturer and distributor in North America and produces a wide variety of wood and metal caskets.  The Cremation segment is a leading designer and manufacturer of cremation equipment in North America and Europe, and cremation caskets primarily in North America. Effective October 1, 2011 the cremation casket manufacturing operation will be included in the Casket segment. The Graphics Imaging segment manufactures and provides brand management, printing plates, gravure cylinders, pre-press services and imaging services for the primary packaging and corrugated industries.  The Marking Products segment designs, manufactures and distributes a wide range of marking and coding equipment and consumables, and industrial automation products for identifying, tracking and conveying various consumer and industrial products, components and packaging containers.  The Merchandising Solutions segment designs and manufactures merchandising displays and systems and provides creative merchandising and marketing solutions services.

The Company has manufacturing, distribution and marketing facilities in the United States, Mexico, Canada, Europe, Australia and Asia.

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

At September 30, 2011, the Company held 333,174 memorials and 236,460 vases in its storage facilities under the pre-need sales program.

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

Research and Development Expenses:

Research and development costs are expensed as incurred and were approximately $1,705, $1,910 and $2,200 for the years ended September 30, 2011, 2010 and 2009, respectively.

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

Level 2:                      Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3:                      Unobservable inputs for the asset or liability.

As of September 30, 2011, the fair values of the Company’s assets and liabilities measured on a recurring basis are categorized as follows:

	Level 1	Level 2	Level 3	Total
Assets:
Short term investments	$1,391	-	-	$1,391
Trading securities	13,426	-	-	13,426
Total assets at fair value	$14,817	-	-	$14,817

Liabilities:
Derivatives (1)	-	$7,161	-	$7,161
Total liabilities at fair value	-	$7,161	-	$7,161

(1) Interest rate swaps are valued based on observable market swap rates and are classified within Level 2 of the fair value hierarchy.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)
__________

4.	INVENTORIES:

Inventories at September 30, 2011 and 2010 consisted of the following:

	2011	2010

Raw materials	$35,692	$28,266
Work in process	21,461	14,159
Finished goods	68,414	65,501
	$125,567	$107,926

5.	INVESTMENTS:

Investment securities are recorded at estimated market value at the consolidated balance sheet date and are classified as trading securities.  Short-term investments consisted principally of corporate obligations with purchased maturities of over three months but less than one year.  The cost of short-term investments approximated market value at September 30, 2011 and 2010.  Accrued interest on these investment securities was classified with short-term investments.  Investments classified as non-current and trading securities consisted of equity and fixed income mutual funds.

At September 30, 2011 and 2010, non-current investments were as follows:

	2011	2010
Trading securities:
Mutual funds	$13,426	$11,770
Equity and other investments	1,679	1,872
	$15,105	$13,642

Non-current investments classified as trading securities are recorded at market value.  At September 30, 2011 and 2010, cost exceeded market value by approximately $264 and $685, respectively.

Realized gains and losses are based on the specific identification method and are recorded in investment income.  Realized gains (losses) for fiscal 2011, 2010 and 2009 were not material.

Equity investments primarily included ownership interests in various entities of less than 20%, which are recorded under the cost method of accounting.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)
__________

6.	PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment and the related accumulated depreciation at September 30, 2011 and 2010 were as follows:

	2011	2010
Buildings	$65,010	$64,002
Machinery and equipment	241,147	221,014
	306,157	285,016
Less accumulated depreciation	(196,391)	(178,880)
	109,766	106,136
Land	9,114	8,322
Construction in progress	15,624	15,292
	$134,504	$129,750

7.	LONG-TERM DEBT:

Long-term debt at September 30, 2011 and 2010 consisted of the following:

	2011	2010
Revolving credit facilities	$281,593	$203,361
Notes payable to banks	31,193	27,359
Short-term borrowings	661	2,829
Capital lease obligations	3,737	3,780
	317,184	237,329
Less current maturities	(18,014)	(12,073)
	$299,170	$225,256

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

The Revolving Credit Facility requires the Company to maintain certain leverage and interest coverage ratios.  A portion of the facility (not to exceed $25,000) is available for the issuance of trade and standby letters of credit. Outstanding borrowings on the Revolving Credit Facility at September 30, 2011 and 2010 were $250,000 and $187,000, respectively.  The weighted-average interest rate on outstanding borrowings at September 30, 2011 and 2010 was 2.59% and 2.69%, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)
__________

7.	LONG-TERM DEBT (continued)

The Company has entered into the following interest rate swaps:

Effective Date	Amount	Fixed Interest Rate	Interest Rate Spread at September 30, 2011	Maturity Date
September 2007	$25,000	4.77%	1.25%	September 2012
May 2008	20,000	3.72%	1.25%	September 2012
October 2008	20,000	3.46%	1.25%	October 2011
May 2011	25,000	1.37%	1.25%	May 2014
October 2011	25,000	1.67%	1.25%	October 2015
November 2011	25,000	2.13%	1.25%	November 2014
March 2012	25,000	2.44%	1.25%	March 2015
September 2012	25,000	3.03%	1.25%	December 2015
November 2012	25,000	1.33%	1.25%	November 2015

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

The fair value of the interest rate swaps reflected an unrealized loss of $7,161 ($4,368 after tax) at September 30, 2011 that is included in shareholders’ equity as part of accumulated other comprehensive loss (“AOCL”).  Assuming market rates remain constant with the rates at September 30, 2011, approximately $1,257 of the $4,368 loss included in AOCL is expected to be recognized in earnings as an adjustment to interest expense over the next twelve months.

At September 30, 2011 and 2010, the interest rate swap contracts were reflected as a liability on the balance sheets.  The following derivatives are designated as hedging instruments:

Liability Derivatives
Balance Sheet Location:	2011	2010
Current liabilities:
Other current liabilities	$2,061	$2,623
Long-term liabilities:
Other liabilities	5,100	1,822
Total derivatives	$7,161	$4,445

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)
__________

7.	LONG-TERM DEBT (continued)

The income recognized on derivatives was as follows:

	Location of	Amount of
Derivatives in	Gain or (Loss)	Loss
Cash Flow Hedging	Recognized in	Recognized in Income
Relationships	Income on Derivative	on Derivatives
		2011	2010

Interest rate swaps	Interest expense	$(2,600)	$(3,669)

The Company recognized the following gains or losses in AOCL:

Amount of Gain
			Location of Gain	or (Loss)
			or (Loss)	Reclassified from
Derivatives in	Amount of Loss		Reclassified from	AOCL
Cash Flow	Recognized in		AOCL	into Income
Hedging	AOCL on Derivatives		into Income	(Effective Portion*)
Relationships	2011	2010	(Effective Portion*)	2011	2010

Interest rate swaps	$(3,246)	$(1,467)	Interest expense	$(1,586)	$(2,238)

*There is no ineffective portion or amount excluded from effectiveness testing.

The Company, through certain of its German subsidiaries, has a credit facility with a European bank. The maximum amount of borrowings available under this facility is 25.0 million Euros ($33,468). Outstanding borrowings under the credit facility totaled 23.6 million Euros ($31,593) and 12.0 million Euros ($16,400) at September 30, 2011 and 2010, respectively.  The weighted-average interest rate on outstanding borrowings under the facility at September 30, 2011 and 2010 was 2.38% and 1.58%, respectively. The facility’s maturity is September 2012.  The Company has the ability and intent to renew this borrowing upon maturity.

The Company, through its German subsidiary, Saueressig GmbH & Co. KG (“Saueressig”), has several loans with various European banks.  Outstanding borrowings on these loans totaled 8.3 million Euros ($11,159) and 7.9 million Euros ($10,816) at September 30, 2011 and 2010, respectively.  The weighted-average interest rate on outstanding borrowings of Saueressig at September 30, 2011 and 2010 was 6.05% and 6.18%, respectively.

The Company, through its wholly-owned subsidiary, Matthews International S.p.A., has several loans with various Italian banks.  Outstanding borrowings on these loans totaled 8.7 million Euros ($11,611) and 12.1 million Euros ($16,543) at September 30, 2011 and 2010, respectively.  Matthews International S.p.A. also has three lines of credit totaling 11.4 million Euros ($15,221) with the same Italian banks.  Outstanding borrowings on these lines were 493,000 Euros ($661) and 2.1 million Euros ($2,834) at September 30, 2011 and 2010, respectively.  The weighted-average interest rate on outstanding Matthews International S.p.A. borrowings at September 30, 2011 and 2010 was 3.11% and 3.47%, respectively.

The Company, through its Turkish subsidiary, Kroma Pre-Press Preparation Systems Industry & Trade, Inc. (“Kroma”), acquired in July 2011, has several loans with various Turkish banks.  Outstanding borrowings on these loans totaled 13.3 million Turkish Lira ($7,184) at September 30, 2011.  The weighted-average interest rate on outstanding borrowings of Kroma was 9.27% at September 30, 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)
__________

7.	LONG-TERM DEBT (continued)

As of September 30, 2011 and 2010, the fair value of the Company’s long-term debt, including current maturities, approximated carrying value.

Aggregate maturities of long-term debt, including short-term borrowings and capital leases, follows:

2012	$18,014
2013	7,271
2014	9,000
2015	282,245
2016	562
Thereafter	92
$317,184

8.	SHAREHOLDERS' EQUITY:

The authorized common stock of the Company consists of 70,000,000 shares of Class A Common Stock, $1 par value.

The Company has a stock repurchase program.  Under the current authorization, the Company's Board of Directors has authorized the repurchase of a total of 2,500,000 shares of Matthews’ common stock under the program, of which 2,169,470 shares had been repurchased as of September 30, 2011.  The buy-back program is designed to increase shareholder value, enlarge the Company's holdings of its common stock, and add to earnings per share.  Repurchased shares may be retained in treasury, utilized for acquisitions, or reissued to employees or other purchasers, subject to the restrictions of the Company’s Restated Articles of Incorporation.

Comprehensive income consists of net income adjusted for changes, net of any related income tax effect, in cumulative foreign currency translation, the fair value of derivatives, unrealized investment gains and losses and minimum pension liability.

Accumulated other comprehensive loss at September 30, 2011 and 2010 consisted of the following:

	2011	2010
Cumulative foreign currency translation	$1,830	$10,440
Fair value of derivatives, net of tax of $2,793 and $1,734, respectively	(4,368)	(2,711)
Minimum pension liability, net of tax of $35,650 and $28,454, respectively	(56,120)	(44,865)
	$(58,658)	$(37,136)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)
__________

9.	SHARE-BASED PAYMENTS:

The Company maintains an equity incentive plan (the “2007 Equity Incentive Plan”) that provides for the grants of stock options, restricted shares, stock-based performance units and certain other types of stock-based awards. Under the 2007 Equity Incentive Plan, which has a ten-year term, the maximum number of shares available for grants or awards is an aggregate of 2,200,000.  The Company also maintains a stock incentive plan (the “1992 Incentive Stock Plan”) that previously provided for grants of stock options, restricted shares and certain other types of stock-based awards.  There will be no further grants under the 1992 Incentive Stock Plan.  At September 30, 2011, there were 1,122,072 shares reserved for future issuance under the 2007 Equity Incentive Plan. Both plans are administered by the Compensation Committee of the Board of Directors.

The option price for each stock option granted under either plan may not be less than the fair market value of the Company's common stock on the date of grant.  Outstanding stock options are generally exercisable in one-third increments upon the attainment of pre-defined levels of appreciation in the market value of the Company’s Class A Common Stock.  In addition, options generally vest in one-third increments after three, four and five years, respectively, from the grant date (but, in any event, not until the attainment of the market value thresholds).  The options expire on the earlier of ten years from the date of grant, upon employment termination, or within specified time limits following voluntary employment termination (with the consent of the Company), retirement or death.  The Company generally settles employee stock option exercises with treasury shares.  With respect to outstanding restricted share grants, generally one-half of the shares vest on the third anniversary of the grant.  The remaining one-half of the shares vest in one-third increments upon attainment of pre-defined levels of appreciation in the market value of the Company’s Class A Common Stock. Additionally, restricted shares cannot vest until the first anniversary of the grant date.  Unvested restricted shares generally expire on the earlier of five years from the date of grant, upon employment termination, or within specified time limits following voluntary employment termination (with the consent of the Company), retirement or death.  The Company issues restricted shares from treasury shares.

For the years ended September 30, 2011, 2010 and 2009, stock-based compensation cost totaled $6,972, $6,567 and $5,822, respectively. The associated future income tax benefit recognized was $2,719, $2,561 and $2,270 for the years ended September 30, 2011, 2010 and 2009, respectively.

The amount of cash received from the exercise of stock options was $1,859, $1,502 and $1,206, for the years ended September 30, 2011, 2010 and 2009, respectively. In connection with these exercises, the tax benefits realized by the Company were $278, $264 and $260 for the years ended September 30, 2011, 2010 and 2009, respectively.

The transactions for restricted stock for the year ended September 30, 2011 were as follows:

		Weighted-
		average
		grant-date
	Shares	fair value
Non-vested at September 30, 2010	437,442	$36.06
Granted	199,960	30.79
Vested	(92,526)	39.02
Expired or forfeited	(3,263)	34.02
Non-vested at September 30, 2011	541,613	33.62

As of September 30, 2011, the total unrecognized compensation cost related to unvested restricted stock was $3,600 which is expected to be recognized over a weighted-average period of 1.6 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)
__________

9.	SHARE-BASED PAYMENTS (continued)

The transactions for shares under options for the year ended September 30, 2011 were as follows:

			Weighted-
		Weighted-	average	Aggregate
		average	remaining	intrinsic
	Shares	exercise price	contractual term	value
Outstanding, September 30, 2010	953,326	$36.32
Granted	-	-
Exercised	(62,865)	26.27
Expired or forfeited	(17,947)	37.44
Outstanding, September 30, 2011	872,514	37.02	4.0	$-
Exercisable, September 30, 2011	504,928	35.75	3.7	$-

No shares were earned during the year ended September 30, 2011.  The fair value of option shares earned was $3,120 and $2,722 during the years ended September 30, 2010 and 2009, respectively.  The intrinsic value of options (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during the years ended September 30, 2011, 2010 and 2009 was $743, $747 and $753, respectively.

The transactions for non-vested option shares for the year ended September 30, 2011 were as follows:

		Weighted-
		average
		grant-date
	Shares	fair value
Non-vested at September 30, 2010	377,548	$11.38
Granted	-	-
Vested	-	-
Expired or forfeited	(9,962)	11.25
Non-vested at September 30, 2011	367,586	11.38

As of September 30, 2011, the total unrecognized compensation cost related to non-vested stock options was approximately $31.   This cost is expected to be recognized over a weighted-average period of 0.2 years in accordance with the vesting periods of the options.

The fair value of each restricted stock grant is estimated on the date of grant using a binomial lattice valuation model.  The following table indicates the assumptions used in estimating fair value of restricted stock for the years ended September 30, 2011, 2010 and 2009.

	2011	2010	2009
Expected volatility	30.0%	30.0%	27.0%
Dividend yield	1.0%	.8%	.6%
Average risk-free interest rate	1.2%	2.3%	2.4%
Average expected term (years)	2.0	2.2	2.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)
__________

9.	SHARE-BASED PAYMENTS (continued)

The risk-free interest rate is based on United States Treasury yields at the date of grant. The dividend yield is based on the most recent dividend payment and average stock price over the 12 months prior to the grant date.  Expected volatilities are based on the historical volatility of the Company’s stock price.  The expected term for grants in the years ended September 30, 2011, 2010 and 2009 represents an estimate of the average period of time for restricted shares to vest.  Separate employee groups and award characteristics are considered separately for valuation purposes.

Under the Company’s Director Fee Plan, directors (except for the Chairman of the Board) who are not also officers of the Company each receive, as an annual retainer fee, either cash or shares of the Company's Class A Common Stock equivalent to $60.  The equivalent amount paid to a non-employee Chairman of the Board is $130. Where the annual retainer fee is provided in shares, each director may elect to be paid these shares on a current basis or have such shares credited to a deferred stock account as phantom stock, with such shares to be paid to the director subsequent to leaving the Board.  The value of deferred shares is recorded in other liabilities.  A total of 14,794 shares had been deferred under the Director Fee Plan at September 30, 2011.  Additionally, directors who are not also officers of the Company each receive an annual stock-based grant (non-statutory stock options, stock appreciation rights and/or restricted shares) with a value of $80.  A total of 22,300 stock options have been granted under the plan.  At September 30, 2011, 11,800 options were outstanding and vested. Additionally, 64,923 shares of restricted stock have been granted under the plan, 23,623 of which were unvested at September 30, 2011.  A total of 300,000 shares have been authorized to be issued under the Director Fee Plan.

10.           EARNINGS PER SHARE:

The information used to compute earnings per share attributable to Matthews’ common shareholders was as follows:

	2011	2010	2009
Net income attributable to Matthews shareholders	$72,372	$69,057	$57,732
Less: dividends and undistributed earnings allocated to participating securities	1,420	1,016	522
Net income available to Matthews shareholders	$70,952	$68,041	$57,210

Weighted-average shares outstanding (in thousands):
Basic shares	28,775	29,656	30,245
Effect of dilutive securities:
Stock options	17	25	37
Phantom stock units	20	25	36
Diluted shares	28,812	29,706	30,318

Options to purchase 289,502, 802,189 and 764,650 shares of common stock were not included in the computation of diluted earnings per share for the years ended September 30, 2011, 2010 and 2009, respectively, because the inclusion of these options would be anti-dilutive.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)
__________

11.	PENSION AND OTHER POSTRETIREMENT PLANS:

The Company provides defined benefit pension and other postretirement plans to certain employees. The following provides a reconciliation of benefit obligations, plan assets and funded status of the plans as of the Company’s actuarial valuation as of September 30, 2011:

	Pension		Other Postretirement
	2011	2010	2011	2010
Change in benefit obligation:
Benefit obligation, beginning of year	$145,909	$138,935	$24,400	$25,650
Service cost	5,016	4,489	632	691
Interest cost	7,510	7,495	1,254	1,383
Assumption changes	16,501	2,034	2,285	683
Actuarial gain	(887)	(1,677)	(226)	(3,214)
Benefit payments	(6,016)	(5,367)	(798)	(793)
Benefit obligation, end of year	168,033	145,909	27,547	24,400

Change in plan assets:
Fair value, beginning of year	94,869	84,428	-	-
Actual return	1,300	6,036	-	-
Benefit payments	(6,016)	(5,367)	(798)	(793)
Employer contributions	10,401	9,772	798	793
Fair value, end of year	100,554	94,869	-	-

Funded status	(67,480)	(51,040)	(27,547)	(24,400)
Unrecognized actuarial loss	85,868	68,793	8,462	6,810
Unrecognized prior service cost	(525)	227	(1,607)	(2,083)
Net amount recognized	$17,863	$17,980	$(20,692)	$(19,673)

Amounts recognized in the consolidated balance sheet:
Current liability	$(766)	$(765)	$(1,130)	$(1,093)
Noncurrent benefit liability	(66,714)	(50,275)	(26,417)	(23,307)
Accumulated other comprehensive loss	85,343	69,020	6,855	4,727
Net amount recognized	$17,863	$17,980	$(20,692)	$(19,673)

Amounts recognized in accumulated
other comprehensive loss:
Net actuarial loss	$85,868	$68,793	$8,462	$6,810
Prior service cost	(525)	227	(1,607)	(2,083)
Net amount recognized	$85,343	$69,020	$6,855	$4,727

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)
__________

11.	PENSION AND OTHER POSTRETIREMENT PLANS (continued)

Based upon actuarial valuations performed as of September 30, 2011 and 2010, the accumulated benefit obligation for the Company’s defined benefit pension plans was $149,846 and $130,342 at September 30, 2011 and 2010, respectively, and the projected benefit obligation for the Company’s defined benefit pension plans was $168,033 and $145,909 at September 30, 2011 and 2010, respectively.

Net periodic pension and other postretirement benefit cost for the plans included the following:

	Pension			Other Postretirement
	2011	2010	2009	2011	2010	2009

Service cost	$5,016	$4,489	$3,366	$632	$691	$572
Interest cost	7,510	7,495	7,496	1,254	1,383	1,542
Expected return on plan assets	(7,398)	(6,982)	(7,593)	-	-	-
Amortization:
Prior service cost	26	24	28	(476)	(726)	(1,297)
Net actuarial loss	5,364	5,395	1,759	407	521	294
Net benefit cost	$10,518	$10,421	$5,056	$1,817	$1,869	$1,111

Benefit payments under the Company’s principal retirement plan are made from plan assets, while benefit payments under the supplemental retirement plan and postretirement benefit plan are made from the Company’s operating cash.  Under I.R.S. regulations, the Company was not required to make any significant contributions to its principal retirement plan in fiscal 2011. The Company is not required to make any significant contributions to its principal retirement plan in fiscal 2012.

Contributions made in fiscal 2011 are as follows:

Contributions	Pension	Other Postretirement

Principal retirement plan	$9,000	$-
Supplemental retirement plan	745	-
Other postretirement plan	-	798

Amounts of AOCL expected to be recognized in net periodic benefit costs in fiscal 2012 include:

		Other
	Pension	Postretirement
	Benefits	Benefits

Net actuarial loss	$6,820	$535
Prior service cost	(45)	(451)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)
__________

11.	PENSION AND OTHER POSTRETIREMENT PLANS (continued)

The measurement date of annual actuarial valuations for the Company’s principal retirement and other postretirement benefit plans was September 30 for fiscal 2011, 2010 and 2009.  The weighted-average assumptions for those plans were:

	Pension			Other Postretirement
	2011	2010	2009	2011	2010	2009
Discount rate	4.75%	5.25%	5.50%	4.75%	5.25%	5.50%
Return on plan assets	8.00	8.00	8.50	-	-	-
Compensation increase	3.50	3.50	4.25	-	-	-

The underlying basis of the investment strategy of the Company’s defined benefit plans is to ensure the assets are invested to achieve a positive rate of return over the long term sufficient to meet the plans’ actuarial interest rate and provide for the payment of benefit obligations and expenses in perpetuity in a secure and prudent fashion, maintain a prudent risk level that balances growth with the need to preserve capital, diversify plan assets so as to minimize the risk of large losses or excessive fluctuations in market value from year to year, achieve investment results over the long term that compare favorably with other pension plans and appropriate indices.  The Company’s investment policy, as established by the Company’s pension board, specifies the types of investments appropriate for the plans, asset allocation guidelines, criteria for the selection of investment managers, procedures to monitor overall investment performance as well as investment manager performance.  It also provides guidelines enabling plan fiduciaries to fulfill their responsibilities.

The Company’s primary defined benefit pension plan’s weighted-average asset allocation at September 30, 2011 and 2010 and weighted-average target allocation were as follows:

	Plan Assets at		Target
Asset Category	2011	2010	Allocation
Equity securities	$50,147	$49,941	50%
Fixed income, cash and cash equivalents	37,032	32,716	30%
Other investments	13,375	12,212	20%
	$100,554	$94,869	100%

Plan assets in the fixed income, cash and cash equivalents category include cash of 9% and 10% at September 30, 2011 and 2010, respectively, which reflects cash contributions to the Company’s principal pension plan immediately prior to the end of fiscal 2011 and 2010.

Based on an analysis of the historical performance of the plan's assets and information provided by its independent investment advisor, the Company set the long-term rate of return assumption for these assets at 8.0% in 2011 for purposes of determining pension cost and funded status under current guidance.  The Company’s discount rate assumption used in determining the present value of the projected benefit obligation is based upon published indices.

As of September 30, 2010, the Company adopted new accounting guidance requiring additional disclosures for plan assets of defined pension plans.  As required by the guidance, the Company categorized plan assets within a three level fair value hierarchy (see Note 3 for a further discussion of the fair value hierarchy). The valuation methodologies used to measure the fair value of pension assets, including the level in the fair value hierarchy in which each type of pension plan asset is classified as follows.

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

Asset Category	Level 1	Level 2	Level 3	Total
Equity securities - stocks	$23,954	$-	$-	$23,954
Equity securities - mutual funds	26,193	-	-	26,193
Fixed income securities	7,197	14,421	-	21,618
Cash and cash equivalents	15,414	-	-	15,414
Other investments	-	-	13,375	13,375
Total	$72,758	$14,421	$13,375	$100,554

Changes in the fair value of Level 3 assets are summarized as follows:

	Fair Value					Fair Value
	September 30,			Realized	Unrealized	September 30,
Asset Category	2010	Acquisitions	Dispositions	Losses	Gains	2011

Other investments	$12,212	$-	$-	$90	$1,073	$13,375

Benefit payments expected to be paid are as follows:

		Other
	Pension	Postretirement
Years ending September 30:	Benefits	Benefits

2012	$6,042	$1,130
2013	6,365	1,240
2014	6,762	1,363
2015	7,120	1,454
2016	7,599	1,519
2017-2020	45,547	9,657
	$79,435	$16,363

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)
__________

11.	PENSION AND OTHER POSTRETIREMENT PLANS (continued)

For measurement purposes, a rate of increase of 9.0% in the per capita cost of health care benefits was assumed for 2012; the rate was assumed to decrease gradually to 5.0% for 2030 and remain at that level thereafter.  Assumed health care cost trend rates have a significant effect on the amounts reported.  An increase in the assumed health care cost trend rates by one percentage point would have increased the accumulated postretirement benefit obligation as of September 30, 2011 by $1,384 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year then ended by $114.  A decrease in the assumed health care cost trend rates by one percentage point would have decreased the accumulated postretirement benefit obligation as of September 30, 2011 by $1,226 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year then ended by $100.

12.	INCOME TAXES:

The provision for income taxes consisted of the following:

	2011	2010	2009
Current:
Federal	$15,306	$20,898	$15,896
State	3,004	3,191	1,584
Foreign	10,689	9,325	5,963
	28,999	33,414	23,443
Deferred	9,557	5,225	7,870
Total	$38,556	$38,639	$31,313

	2011	2010
Deferred tax assets:
Postretirement benefits	$10,743	$9,516
Environmental reserve	2,430	2,649
Pension costs	25,524	19,112
Deferred compensation	1,037	5,898
Stock options	9,447	7,436
Other	22,790	16,162
	71,971	60,773
Deferred tax liabilities:
Depreciation	(3,503)	(1,018)
Goodwill	(48,494)	(41,281)
Other	(1,441)	(2,203)
	(53,438)	(44,502)

Net deferred tax asset	$18,533	$16,271

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)
__________

12.           INCOME TAXES (continued)

The reconciliation of the federal statutory tax rate to the consolidated effective tax rate was as follows:

	2011	2010	2009
Federal statutory tax rate	35.0%	35.0%	35.0%
Effect of state income taxes, net of federal deduction	2.5	2.6	2.9
Foreign taxes less than federal statutory rate	(1.3)	(0.7)	(1.8)
Other	(1.8)	(1.9)	(1.7)
Effective tax rate	34.4%	35.0%	34.4%

The Company's foreign subsidiaries had income before income taxes for the years ended September 30, 2011, 2010 and 2009 of approximately $36,870, $36,040 and $24,815, respectively.  At September 30, 2011, undistributed earnings of foreign subsidiaries for which deferred U.S. income taxes have not been provided approximated $176,300.

Changes in the total amount of gross unrecognized tax benefits (excluding penalties and interest) are as follows:

	2011	2010	2009
Balance beginning of year	$3,422	$3,575	$4,370
Increases for tax positions of prior years	-	437	120
Decreases for tax positions of prior years	(96)	(506)	(607)
Increases based on tax positions related to the current year	202	355	674
Decreases due to settlements with taxing authorities	(38)	(57)	(542)
Decreases due to lapse of statute of limitation	(562)	(382)	(440)
Balance end of year	$2,928	$3,422	$3,575

The Company had unrecognized tax benefits of $2,928 and $3,422 at September 30, 2011 and 2010, respectively, all of which, if recorded, would impact the annual effective tax rate.  It is reasonably possible that the amount of unrecognized tax benefits could change by approximately $279 in the next 12 months primarily due to expiration of statutes related to specific tax positions.

The Company classifies interest and penalties on tax uncertainties as a component of the provision for income taxes. For fiscal 2011, the Company included a net decrease of $570 in interest and penalties as a component of the provision for income taxes. Total penalties and interest accrued were $1,842 and $2,412 at September 30, 2011 and 2010, respectively.  These accruals may potentially be applicable in the event of an unfavorable outcome of uncertain tax positions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)
__________

12.           INCOME TAXES (continued)

The Company is currently under examination in several tax jurisdictions and remains subject to examination until the statute of limitation expires for those tax jurisdictions.  As of September 30, 2011, the tax years that remain subject to examination by major jurisdiction generally are:

United States - Federal	2008 and forward
United States - State	2008 and forward
Canada	2007 and forward
Europe	2003 and forward
United Kingdom	2009 and forward
Australia	2007 and forward
Asia	2005 and forward

13.	COMMITMENTS AND CONTINGENT LIABILITIES:

The Company operates various production, warehouse and office facilities and equipment under operating lease agreements.  Annual rentals under these and other operating leases were $16,323, $15,030 and $14,881 in fiscal 2011, 2010 and 2009, respectively.  Future minimum rental commitments under non-cancelable operating lease arrangements for fiscal years 2012 through 2016 are $7,957, $5,478, $3,276, $1,947 and $988, respectively.

The Company is party to various legal proceedings, the eventual outcome of which are not predictable.  Although the ultimate disposition of these proceedings is not presently determinable, management is of the opinion that they should not result in liabilities in an amount which would materially affect the Company’s consolidated financial position, results of operations or cash flows.

The Company has employment agreements with certain employees, the terms of which expire at various dates between fiscal 2012 and 2016.  The agreements generally provide for base salary and bonus levels and include non-compete provisions.  The aggregate commitment for salaries under these agreements at September 30, 2011 was $16,815.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)
__________

14.	ENVIRONMENTAL MATTERS (continued)

At September 30, 2011, an accrual of $6,194 had been recorded for environmental remediation (of which $788 was classified in other current liabilities), representing management's best estimate of the probable and reasonably estimable costs of the Company's known remediation obligations.  The accrual, which reflects previously established reserves assumed with the acquisition of York and additional reserves recorded as a purchase accounting adjustment, does not consider the effects of inflation and anticipated expenditures are not discounted to their present value.  While final resolution of these contingencies could result in costs different than current accruals, management believes the ultimate outcome will not have a significant effect on the Company's consolidated results of operations or financial position.

15.	SUPPLEMENTAL CASH FLOW INFORMATION:

Changes in working capital items as presented in the Consolidated Statements of Cash Flows consisted of the following:

	2011	2010	2009
Current assets:
Accounts receivable	$(5,560)	$(7,715)	$8,828
Inventories	(13,627)	(1,613)	4,751
Other current assets	(2,265)	(1,630)	(2,940)
	(21,452)	(10,958)	10,639
Current liabilities:
Trade accounts payable	6,210	3,681	1,444
Accrued compensation	(8,250)	3,188	(4,791)
Accrued income taxes	(3,167)	4,863	(3,602)
Customer prepayments	2,801	3,942	(974)
Other current liabilities	765	(4,781)	(4,547)
	(1,641)	10,893	(12,470)
Net change	$(23,093)	$(65)	$(1,831)

16.	SEGMENT INFORMATION:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)
__________

16.	SEGMENT INFORMATION (continued)

Information about the Company's segments follows:

	Memorialization			Brand Solutions
				Graphics	Marking	Merchandising
	Bronze	Casket	Cremation	Imaging	Products	Solutions	Other	Consolidated

Sales to external customers:
2011	$224,773	$238,753	$43,816	$268,975	$61,938	$60,566	$-	$898,821
2010	224,247	210,279	39,356	239,957	51,069	56,921	-	821,829
2009	215,934	203,247	30,909	234,966	42,355	53,497	-	780,908

Intersegment sales:
2011	251	207	5,616	177	21	90	-	6,362
2010	272	218	4,558	1	16	281	-	5,346
2009	192	276	4,182	64	30	34	-	4,778

Depreciation and amortization:
2011	2,955	6,335	280	13,580	530	1,949	2,032	27,661
2010	2,442	6,623	246	13,234	526	1,850	2,401	27,322
2009	4,136	7,081	251	14,677	614	2,088	1,445	30,292

Operating profit:
2011	52,474	26,785	5,733	22,427	7,819	3,278	-	118,516
2010	56,167	26,242	4,910	21,077	5,817	2,368	-	116,581
2009	57,598	17,716	5,036	19,217	1,500	(56)	-	101,011

Total assets:
2011	197,127	310,862	35,997	351,595	67,193	60,491	74,190	1,097,455
2010	194,110	290,123	29,316	319,480	36,740	54,876	69,180	993,825
2009	182,194	253,012	22,541	337,407	39,569	51,492	63,438	949,653

Capital expenditures:
2011	1,618	3,840	511	10,820	295	3,165	2,191	22,440
2010	6,107	1,117	253	8,058	450	1,028	4,424	21,437
2009	3,017	2,648	138	8,011	251	492	4,853	19,410

Information about the Company's operations by geographic area follows:

	United States	Mexico	Canada	Europe	Australia	Asia	Consolidated

Sales to external customers:
2011	$559,362	$-	$13,086	$298,773	$13,437	$14,163	$898,821
2010	520,083	-	14,000	264,833	11,160	11,753	821,829
2009	498,782	-	11,995	251,823	9,647	8,661	780,908

Long-lived assets:
2011	380,059	5,726	476	259,860	6,752	9,459	662,332
2010	334,471	6,367	484	235,902	6,957	8,691	592,872
2009	303,342	5,685	466	256,271	3,987	8,529	578,280

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)
__________

17.	ACQUISITIONS:

Fiscal 2011:

Acquisition spending, net of cash acquired, during the year ended September 30, 2011 totaled $84,369.  The acquisitions were not individually material to the Company’s consolidated financial position or results of operations, and primarily included the following:

In August 2011, the Company acquired Lightning Pick Technologies, Inc. (“LPT”), a manufacturer that develops, installs and supports paperless order fulfillment solutions.  The transaction is intended to expand the Company’s presence and product breadth in the marking products industry.

In July 2011, the Company entered into an agreement to acquire a 70% interest in Kroma, a leading provider of pre-press services and roto-gravure printing cylinders in Turkey.  The acquisition is designed to further extend Matthews' presence as the leading provider of reprographic pre-press products and services to the European packaging and tobacco markets.  The Company completed the purchase of a 61.5% interest in July 2011 and the additional 8.5% interest will be purchased in fiscal 2012. In addition, the Company entered into an option agreement related to the remaining 30% interest in Kroma.

In April 2011, the Company completed the purchase of the remaining 22% interest in Saueressig for 19.3 million Euros ($27.4 million), completing the option agreement in connection with the May 2008 acquisition of a 78% interest in Saueressig.

In March 2011, the Company acquired Innovative Picking Technologies, Inc. ("IPTI"), a manufacturer of paperless order fulfillment systems.  The transaction is intended to expand the Company's presence and product breadth in the marking products industry.

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

In October 2010, the Company acquired the remaining 25% interest in Rudolf Reproflex GmbH & Co. KG ("Reproflex").  The Company acquired a 75% interest in Reproflex in 2001.

Fiscal 2010:

Acquisition spending, net of cash acquired, during the year ended September 30, 2010 totaled $32,323.  The acquisitions primarily included the following:

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

In February 2010, the Company acquired A. J. Distribution, Inc. ("A.J. Distribution"), a distributor of primarily York brand caskets in the Northwest region of the United States. The transaction was structured as an asset purchase and was intended to expand the Company's casket distribution capabilities in the northwestern United States.

In December 2009, the Company acquired United Memorial Products, Inc. (“UMP”), primarily a supplier of granite memorial products and caskets in the West region of the United States. The transaction was structured as an asset purchase and was designed to extend Matthews’ presence in the broad granite market.

Fiscal 2009:

Acquisition spending, net of cash acquired, during the year ended September 30, 2009 totaled $10,953.  The acquisitions were not individually, or in the aggregate, material to the Company’s consolidated financial position or results of operations.

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

The Company performed its annual impairment reviews in the second quarters of fiscal 2011 and fiscal 2010 and determined that no adjustments to the carrying values of goodwill or other indefinite lived intangibles were necessary.  Changes to goodwill, net of accumulated amortization, during the years ended September 30, 2011 and 2010, follow.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)
__________

18.	GOODWILL AND OTHER INTANGIBLE ASSETS (continued)

				Graphics	Marking	Merchandising
	Bronze	Casket	Cremation	Imaging	Products	Solutions	Consolidated

Goodwill	$79,707	$122,896	$13,887	$158,863	$9,980	$9,138	$394,471
Accumulated impairment losses	(412)	-	(5,000)	(3,840)	-	-	(9,252)
Balance at September 30, 2009	79,295	122,896	8,887	155,023	9,980	9,138	385,219

Additions during period	10,554	17,657	2,968	(1,403)	129	-	29,905
Translation and other adjustments	(1,648)	-	(56)	(8,299)	59	-	(9,944)
Goodwill	88,613	140,553	16,799	149,161	10,168	9,138	414,432
Accumulated impairment losses	(412)	-	(5,000)	(3,840)	-	-	(9,252)
Balance at September 30, 2010	88,201	140,553	11,799	145,321	10,168	9,138	405,180

Additions during period	-	22,266	-	22,521	19,227	-	64,014
Translation and other adjustments	(471)	-	(64)	(3,854)	198	-	(4,191)
Goodwill	88,142	162,819	16,735	167,828	29,593	9,138	474,255
Accumulated impairment losses	(412)	-	(5,000)	(3,840)	-	-	(9,252)
Balance at September 30, 2011	$87,730	$162,819	$11,735	$163,988	$29,593	$9,138	$465,003

In 2011, the addition to Casket goodwill represents the acquisition of Freeman; the addition to Graphics Imaging goodwill represents the acquisition of Kroma and the remaining 25% interest in Reproflex; and the addition to Marking Products goodwill represents the acquisitions of IPTI and LPT.

In 2010, the addition to Bronze goodwill represents the acquisition of UMP; the addition to Casket goodwill primarily represents the acquisitions of Newmark, A.J. Distribution and Reynoldsville; the addition to Cremation goodwill represents the acquisition of FCC; and the change in Graphics Imaging goodwill represents the effect of an adjustment to the purchase price for Saueressig.

The following tables summarize the carrying amounts and related accumulated amortization for intangible assets as of September 30, 2011 and 2010, respectively.

	Carrying	Accumulated
	Amount	Amortization	Net
September 30, 2011:
Trade names	$24,266	$- *	$24,266
Trade names	2,227	(1,147)	1,080
Customer relationships	47,876	(13,228)	34,648
Copyrights/patents/other	9,870	(7,039)	2,831
	$84,239	$(21,414)	$62,825

September 30, 2010:
Trade names	$24,314	$- *	$24,314
Trade names	1,689	(780)	909
Customer relationships	40,607	(10,674)	29,933
Copyrights/patents/other	8,984	(6,198)	2,786
	$75,594	$(17,652)	$57,942
*Not subject to amortization

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)
__________

18.           GOODWILL AND OTHER INTANGIBLE ASSETS (continued)

The net change in intangible assets during fiscal 2011 included an increase for the acquisitions of Freeman, Kroma and LPT offset by the impact of changes in foreign currency exchange rates and additional amortization.  The change in intangible assets during fiscal 2010 included an increase for the acquisitions of UMP, A.J. Distribution, Reynoldsville, and Newmark offset by the impact of changes in foreign currency exchange rates and additional amortization.

Amortization expense on intangible assets was $4,200, $3,720, and $4,310 in fiscal 2011, 2010 and 2009, respectively.   Fiscal year amortization expense is estimated to be $3,904 in 2012, $3,544 in 2013, $3,320 in 2014, $3,087 in 2015 and $2,778 in 2016.

19.	ACCOUNTING PRONOUNCEMENTS:

In September 2011, the Financial Accounting Standards Board (“FASB”) issued an amendment to the guidance for goodwill and other intangibles. The amendment applies to the goodwill impairment test and permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test.  The more likely than not threshold is defined as a likelihood of more than 50 percent. The amendment is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption is permitted. This amendment will be adopted by the Company for the quarter ended March 31, 2012.  Upon adoption, this amendment is not expected to have a material effect on the financial statements.

In June 2011, the FASB issued an amendment to the guidance on the presentation of comprehensive income.  The amendment requires that comprehensive income be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, an entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and other comprehensive income are presented. This amendment is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  Early adoption is permitted.  The Company is evaluating the impact of this amendment on its financial statements and the timing of its adoption.

In May 2011, the FASB issued an amendment to revise the wording used to describe many of the requirements for measuring fair value and disclosing information about fair value measurements.  This amendment clarifies the FASB’s intention about the application of fair value.  In addition, the amendment changes certain principles or requirements for measuring fair value and disclosure of such measurements.  The amendment is effective for annual and interim reporting periods beginning after December 15, 2011, and will be adopted by the Company for the quarter ended March 31, 2012. Upon adoption, this amendment is not expected to have a material effect on the financial statements.

In December 2010, the FASB issued an amendment to the disclosure requirements for business combinations. This amendment specifies that if comparative financial statements are presented in connection with a business combination, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.  The amendment also expands the disclosure requirement to include the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination. The amendment is effective for business combinations consummated on or before the beginning of the first annual reporting period beginning on or after December 15, 2010, and early adoption is permitted.  This amendment will be adopted by the Company for the fiscal year ended September 30, 2012.  Upon adoption, this amendment is not expected to have a material effect on the financial statements.

SUPPLEMENTARY FINANCIAL INFORMATION

Selected Quarterly Financial Data (Unaudited):

The following table sets forth certain items included in the Company's unaudited consolidated financial statements for each quarter of fiscal 2011 and fiscal 2010.

	Quarter Ended
	December 31	March 31	June 30	September 30	Year Ended September 30
	(Dollar amounts in thousands, except per share data)
FISCAL YEAR 2011:

Sales	$207,344	$220,151	$231,511	$239,815	$898,821

Gross profit	79,745	88,113	91,944	91,858	351,660

Operating profit	21,966	28,485	35,081	32,984	118,516

Net income attributable to Matthews shareholders	13,214	16,587	21,875	20,696	72,372

Earnings per share	$.45	$.56	$.74	$.71	$2.46

FISCAL YEAR 2010:

Sales	$192,973	$200,866	$213,329	$214,661	$821,829

Gross profit	73,390	77,781	84,969	87,247	323,387

Operating profit	22,176	27,118	34,514	32,773	116,581

Net income attributable to Matthews shareholders	12,996	15,931	20,411	19,719	69,057

Earnings per share	$.43	$.53	$.68	$.67	$2.31

FINANCIAL STATEMENT SCHEDULE

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at		Charged to
	beginning of	Charged to	other		Balance at
Description	period	expense	Accounts(1)	Deductions(2)	end of period
	(Dollar amounts in thousands)
Allowance for Doubtful Accounts:
Fiscal Year Ended:
September 30, 2011	$11,261	$533	$580	$(1,638)	$10,736
September 30, 2010	12,630	1,602	737	(3,708)	11,261
September 30, 2009	11,538	4,320	-	(3,228)	12,630

(1)	Amount comprised principally of acquisitions and purchase accounting adjustments in connection with acquisitions.
(2)	Amounts determined not to be collectible (including direct write-offs), net of recoveries.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no changes in accountants or disagreements on accounting or financial disclosure between the Company and PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, for the fiscal years ended September 30, 2011, 2010 and 2009.

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

Management, under the supervision and with the participation of our Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures in effect as of September 30, 2011. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2011, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that material information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, and that such information is recorded, processed, summarized and properly reported within the appropriate time period, relating to the Company and its consolidated subsidiaries, required to be included in the Exchange Act reports, including this Annual Report on Form 10-K.

(b) Management’s Report on Internal Control over Financial Reporting.

Management’s Report on Internal Control over Financial Reporting is included in Management’s Report to Shareholders in Item 8 of this Annual Report on Form 10-K.

(c) Attestation Report of the Registered Public Accounting Firm.

The Company’s internal control over financial reporting as of September 30, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 of this Annual Report on
Form 10-K.

(d) Changes in Internal Control over Financial Reporting.

There have been no changes in the Company’s internal controls over financial reporting that occurred during the fourth fiscal quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART III

ITEM 10.  DIRECTORS, OFFICERS and EXECUTIVE MANAGEMENT OF THE REGISTRANT.

In addition to the information reported in Part I of this Form 10-K, under the caption “Officers and Executive Management of the Registrant”, the information required by this item as to the directors of the Company is hereby incorporated by reference from the information appearing under the captions “General Information Regarding Corporate Governance – Audit Committee”, “Proposal No. 1 – Elections of Directors” and “Compliance with Section 16(a) of the Exchange Act” in the Company’s definitive proxy statement, which involves the election of the directors and is to be filed with the Securities and Exchange Commission pursuant to the Exchange Act of 1934, as amended, within 120 days of the end of the Company’s fiscal year ended September 30, 2011.

The Company’s Code of Ethics Applicable to Executive Management is set forth in Exhibit 14.1 hereto.

ITEM 11.  EXECUTIVE COMPENSATION.

The information required by this item as to the compensation of directors and executive management of the Company is hereby incorporated by reference from the information appearing under the captions “Compensation of Directors” and “Executive Compensation and Retirement Benefits” in the Company’s definitive proxy statement which involves the election of directors and is to be filed with the Commission pursuant to the Exchange Act, within 120 days of the end of the Company’s fiscal year ended September 30, 2011.  The information contained in the “Compensation Committee Report” is specifically not incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGMENT.

The information required by this item as to the ownership by management and others of securities of the Company is hereby incorporated by reference from the information appearing under the caption “Stock Ownership” in the Company’s definitive proxy statement which involves the election of directors and is to be filed with the Commission pursuant to the Exchange Act, within 120 days of the end of the Company’s fiscal year ended September 30, 2011.

Equity Compensation Plans:

The Company maintains an equity incentive plan (the “2007 Equity Incentive Plan”) that provides for the grants of stock options, restricted shares, stock-based performance units and certain other types of stock-based awards. Under the 2007 Equity Incentive Plan, which has a ten-year term, the maximum number of shares available for grants or awards is an aggregate of 2,200,000.  The Company also maintains a stock incentive plan (the “1992 Incentive Stock Plan”) that previously provided for grants of stock options, restricted shares and certain other types of stock-based awards.  There will be no further grants under the 1992 Incentive Stock Plan.  At September 30, 2011, there were 1,122,072 shares reserved for future issuance under the 2007 Equity Incentive Plan. Both plans are administered by the Compensation Committee of the Board of Directors.

The option price for each stock option granted under either plan may not be less than the fair market value of the Company's common stock on the date of grant.  Outstanding stock options are generally exercisable in one-third increments upon the attainment of pre-defined levels of appreciation in the market value of the Company’s Class A Common Stock.  In addition, options generally vest in one-third increments after three, four and five years, respectively, from the grant date (but, in any event, not until the attainment of the market value thresholds).  The options expire on the earlier of ten years from the date of grant, upon employment termination, or within specified time limits following voluntary employment termination (with the consent of the Company), retirement or death.  The Company generally settles employee stock option exercises with treasury shares.   With respect

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, continued

to outstanding restricted share grants, generally one-half of the shares vest on the third anniversary of the grant with the remaining one-half of the shares vesting in one-third increments upon attainment of pre-defined levels of appreciation in the market value of the Company’s Class A Common Stock. Additionally, restricted shares cannot vest until the first anniversary of the grant date.  Unvested restricted shares generally expire on the earlier of five years from the date of grant, upon employment termination, or within specified time limits following voluntary employment termination (with the consent of the Company), retirement or death.  The Company issues restricted shares from treasury shares.

Under the Company’s Director Fee Plan, directors (except for the Chairman of the Board) who are not also officers of the Company each receive, as an annual retainer fee, either cash or shares of the Company's Class A Common Stock equivalent to $60,000.  The equivalent amount paid to a non-employee Chairman of the Board is $130,000. Where the annual retainer fee is provided in shares, each director may elect to be paid these shares on a current basis or have such shares credited to a deferred stock account as phantom stock, with such shares to be paid to the director subsequent to leaving the Board.  The value of deferred shares is recorded in other liabilities.  A total of 14,794 shares had been deferred under the Director Fee Plan at September 30, 2011.  Additionally, directors who are not also officers of the Company each receive an annual stock-based grant (non-statutory stock options, stock appreciation rights and/or restricted shares) with a value of $80,000.  A total of 22,300 stock options have been granted under the plan.  At September 30, 2011, 11,800 options were outstanding and vested. Additionally, 64,923 shares of restricted stock have been granted under the plan, 23,623 of which were unvested at September 30, 2011.  A total of 300,000 shares have been authorized to be issued under the Director Fee Plan.

The following table provides information about grants under the Company's equity compensation plans as of September 30, 2011:

	Equity Compensation Plan Information
			Number of securities
			remaining available
			for future issuance
	Number of securities	Weighted-average	under equity
	to be issued upon	exercise price	compensation plans
	exercise of	of outstanding	(excluding
	outstanding options,	options, warrants	securities reflected
Plan category	warrants and rights	and rights	in column (a))
	(a)	(b)	(c)
Equity compensation plans
approved by security holders:
1992 Stock Incentive Plan	872,514	$37.02	-	(1)
2007 Equity Incentive Plan	-	-	1,122,072	(2)
Employee Stock Purchase Plan	-	-	1,650,587	(3)
Director Fee Plan	26,594	35.39	125,688	(4)
Equity compensation plans not approved by security holders	None	None	None
Total	899,108	$37.00	2,898,347

(1)	As a result of the approval of the 2007 Equity Incentive Plan, no further grants or awards will be made under the 1992 Incentive Stock Plan.
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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this item as to certain relationships and transactions with management and other related parties of the Company is hereby incorporated by reference from the information appearing under the captions “Proposal No. 1 – Election of Directors” and “Certain Transactions” in the Company’s definitive proxy statement, which involves the election of directors and is to be filed with the Commission pursuant to the Exchange Act, within 120 days of the end of the Company’s fiscal year ended September 30, 2011.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item as to the fees billed and the services provided by the principal accounting firm of the Company is hereby incorporated by reference from the information appearing under the caption “Relationship with Independent Registered Public Accounting Firm” in the Company’s definitive proxy statement, which involves the election of directors and is to be filed with the Commission pursuant to  the Exchange Act within 120 days of the end of the Company’s fiscal year ended September 30, 2011.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) 1.  Financial Statements:

The following items are included in Part II, Item 8:

Pages
Management’s Report to Shareholders	35

Report of Independent Registered Public Accounting Firm	36

Consolidated Balance Sheets as of September 30, 2011 and 2010	37-38

Consolidated Statements of Income for the years ended September 30, 2011, 2010 and 2009	39

Consolidated Statements of Shareholders' Equity for the years ended September 30, 2011, 2010 and 2009	40

Consolidated Statements of Cash Flows for the years ended September 30, 2011, 2010 and 2009	41

Notes to Consolidated Financial Statements	42-66

Supplementary Financial Information (unaudited)	67

2.	Financial Statement Schedules:

Schedule II - Valuation and Qualifying Accounts is included on page 68 in Part II, Item 8 of this Annual Report on Form 10-K.

3.	Exhibits Filed:

The index to exhibits is on pages 75-76.

(b)	Reports on Form 8-K:

On July 7, 2011, Matthews filed a current report on Form 8-K/A under Item 5 announcing the Company will include a shareholder vote on the compensation of executives in its proxy materials every year.

On July 21, 2011, Matthews filed a current report on Form 8-K under Item 5 in connection with a press release announcing the election of Morgan K. O’Brien and Jerry R. Whitaker to the Board of Directors.

On July 22, 2011, Matthews filed a current report on Form 8-K under Item 2 in connection with a press release announcing its earnings for the third fiscal quarter of 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 22, 2011.

MATTHEWS INTERNATIONAL CORPORATION
(Registrant)

By	/s/Joseph C. Bartolacci
Joseph C. Bartolacci
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on November 22, 2011:

/s/ Joseph C. Bartolacci	/s/ Steven F. Nicola
Joseph C. Bartolacci	Steven F. Nicola
President and Chief Executive Officer	Chief Financial Officer, Secretary
(Principal Executive Officer)	and Treasurer (Principal Financial
and Accounting Officer)

/s/ John D. Turner	/s/ Robert G. Neubert
John D. Turner, Chairman of the Board	Robert G. Neubert, Director

/s/ Gregory S. Babe	/s/ Morgan K. O’Brien
Gregory S. Babe, Director	Morgan K. O’Brien, Director

/s/ Katherine E. Dietze	/s/ John P. O'Leary, Jr.
Katherine E. Dietze, Director	John P. O'Leary, Jr., Director

/s/ Alvaro Garcia-Tunon	/s/ Jerry R. Whitaker
Alvaro Garcia-Tunon, Director	Jerry R. Whitaker, Director

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
EXHIBITS
INDEX
__________

The following Exhibits to this report are filed herewith or, if marked with an asterisk (*), are incorporated by reference.  Exhibits marked with an "a" represent a management contract or compensatory plan, contract or arrangement required to be filed by Item 601(b)(10)(iii) of Regulation S-K.

Exhibit No.	Description	Prior Filing or Sequential Page Numbers Herein

3.1	Restated Articles of Incorporation*	Exhibit Number 3.1 to Form 10-K for the year ended September 30, 1994

3.2	Restated By-laws*	Exhibit Number 99.1 to Form 8-K dated October 18, 2007

4.1 a	Form of Revised Option Agreement of Repurchase (effective October 1, 1993)*	Exhibit Number 4.5 to Form 10-K for the year ended September 30, 1993

4.2	Form of Share Certificate for Class A Common Stock*	Exhibit Number 4.9 to Form 10-K for the year ended September 30, 1994

10.1	Revolving Credit Facility*	Exhibit Number 10.1 to Form 8-K Dated December 28, 2010

10.2 a	Supplemental Retirement Plan (as amended through April 23, 2009)*	Exhibit Number 10.5a to Form 10-K for the year ended September 30, 2010

10.3 a	Officers Retirement Restoration Plan (effective April 23, 2009)*	Exhibit Number 10.6 to Form 10-K for the year ended September 30, 2009

10.4a	1992 Stock Incentive Plan (as amended through April 25, 2006)*	Exhibit Number 10.1 to Form 10-Q for the quarter ended March 31, 2006

10.5 a	Form of Stock Option Agreement*	Exhibit Number 10.7 to Form 10-K for the year ended September 30, 2008

10.6 a	Form of Restricted Stock Agreement*	Exhibit Number 10.8 to Form 10-K for the year ended September 30, 2008

10.7 a	1994 Director Fee Plan (as amended through November 13, 2008)*	Exhibit Number 10.9 to Form 10-K for the year ended September 30, 2008

10.8 a	1994 Employee Stock Purchase Plan*	Exhibit Number 10.2 to Form 10-Q for the quarter ended March 31, 1995

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
INDEX, Continued

Exhibit No.	Description	Prior Filing or Sequential Page Numbers Herein

10.9 a	2007 Equity Incentive Plan (as amended through September 26, 2008)*	Exhibit Number 10.11 to Form 10-K for the year ended September 30, 2008

10.10a	2010 Incentive Compensation Plan	Exhibit A to 2011 Proxy Statement

10.11	Sale and Purchase Agreement by and among Mr. Jorg Christian Saueressig, Mr. Karl Wilhelm Saueressig, Mr. Jakob Heinrich Saueressig, Mr. Reinhart Zech Von Hymen and Matthews International Corporation*	Exhibit Number 10.1 to Form 8-K dated May 12, 2008

10.12	Sale and Purchase and Transfer Agreement Regarding the Sale and Purchase and Transfer of a Partnership Interest in Saueressig GmbH & Co. KG dated June 2, 2010*	Exhibit Number 10.14 to Form 10-K for the year ended September 30, 2010

10.13	Sale and Purchase and Transfer Agreement B Regarding the Sale and Purchase and Transfer of a Partnership Interest in Saueressig GmbH & Co. KG dated March 29, 2011*	Exhibit Number 10.1 to Form 10-Q for the quarter ended March 31, 2011

14.1	Form of Code of Ethics Applicable to Executive Management *	Exhibit Number 14.1 to Form 10-K for the year ended September 30, 2004

21	Subsidiaries of the Registrant	Filed Herewith

23	Consent of Independent Registered Public Accounting Firm	Filed Herewith

31.1	Certification of Principal Executive Officer for Joseph C. Bartolacci	Filed Herewith

31.2	Certification of Principal Financial Officer for Steven F. Nicola	Filed Herewith

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Joseph C. Bartolacci	Filed Herewith

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Steven F. Nicola	Filed Herewith

Copies of any Exhibits will be furnished to shareholders upon written request.  Requests should be directed to Mr. Steven F. Nicola, Chief Financial Officer, Secretary and Treasurer of the Registrant.