Form 10-Q
period 2011-12-31
MATTHEWS INTERNATIONAL CORP
filed 2012-02-03
CIK 63296

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-Q

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Quarterly Period Ended December 31, 2011

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

As of January 31, 2012, shares of common stock outstanding were:

Class A Common Stock 28,366,671 shares

PART I - FINANCIAL INFORMATION
MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollar amounts in thousands, except per share data)

	December 31, 2011		September 30, 2011

ASSETS
Current assets:
Cash and cash equivalents		$54,474		$61,662
Accounts receivable, net		163,318		164,738
Inventories		130,333		125,567
Deferred income taxes		1,721		1,722
Other current assets		17,884		16,157

Total current assets		367,730		369,846

Investments		16,387		15,105
Property, plant and equipment: Cost	$328,305		$330,895
Less accumulated depreciation	(196,326)		(196,391)
		131,979		134,504
Deferred income taxes		33,622		33,818
Other assets		14,822		16,354
Goodwill		460,205		465,003
Other intangible assets, net		61,431		62,825

Total assets		$1,086,176		$1,097,455

LIABILITIES
Current liabilities:
Long-term debt, current maturities		$18,852		$18,014
Accounts payable		41,284		46,655
Accrued compensation		25,811		31,339
Accrued income taxes		16,040		10,272
Other current liabilities		55,210		55,461

Total current liabilities		157,197		161,741

Long-term debt		297,936		299,170
Accrued pension		67,830		66,714
Postretirement benefits		26,762		26,417
Deferred income taxes		16,465		17,007
Environmental reserve		5,301		5,406
Other liabilities		37,957		42,745
Total liabilities		609,448		619,200

Arrangement with noncontrolling interest		9,822		10,162

SHAREHOLDERS’ EQUITY
Shareholders' equity-Matthews:
Common stock	$36,334		$36,334
Additional paid-in capital	45,193		48,554
Retained earnings	690,394		681,658
Accumulated other comprehensive loss	(62,900)		(58,658)
Treasury stock, at cost	(245,734)		(243,246)
Total shareholders’ equity-Matthews		463,287		464,642
Noncontrolling interests		3,619		3,451
Total shareholders’ equity		466,906		468,093

Total liabilities and shareholders' equity		$1,086,176		$1,097,455

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended
	December 31,
	2011	2010

Sales	$217,213	$207,344
Cost of sales	(139,218)	(127,599)

Gross profit	77,995	79,745

Selling and administrative expenses	(59,070)	(57,779)

Operating profit	18,925	21,966

Investment income	1,601	1,151
Interest expense	(2,557)	(1,752)
Other deductions, net	(515)	(269)

Income before income taxes	17,454	21,096

Income taxes	(6,034)	(7,573)

Net income	11,420	13,523

Net income attributable to noncontrolling interests	(135)	(309)

Net income attributable to Matthews shareholders	$11,285	$13,214

Earnings per share attributable to Matthews shareholders:
Basic	$.40	$.46

Diluted	$.40	$.45

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
for the three months ended December 31, 2011 and 2010 (Unaudited)
(Dollar amounts in thousands, except per share data)

	Shareholders’ Equity - Matthews
				Accumulated
		Additional		Other		Non-
	Common	Paid-in	Retained	Comprehensive	Treasury	controlling
	Stock	Capital	Earnings	Income (Loss)	Stock	interests	Total
Balance, September 30, 2010	$36,334	$48,294	$621,923	$(37,136)	$(207,470)	$31,783	$493,728
Net income	-	-	13,214	-	-	309	13,523
Minimum pension liability	-	-	-	803	-	-	803
Translation adjustment	-	-	-	(2,459)	-	(451)	(2,910)
Fair value of derivatives	-	-	-	477	-	-	477
Total comprehensive income							11,893
Stock-based compensation	-	1,757	-	-	-	-	1,757
Purchase of 81,543 shares of treasury stock	-	-	-	-	(2,743)	-	(2,743)
Issuance of 208,076 shares of treasury stock	-	(6,110)	-	-	6,297	-	187
Dividends, $.08 per share	-	-	(2,369)	-	-	-	(2,369)
Distributions to noncontrolling interests						(586)	(586)
Balance, December 31, 2010	$36,334	$43,941	$632,768	$(38,315)	$(203,916)	$31,055	$501,867

	Shareholders’ Equity - Matthews
				Accumulated
		Additional		Other		Non-
	Common	Paid-in	Retained	Comprehensive	Treasury	controlling
	Stock	Capital	Earnings	Income (Loss)	Stock	interests	Total
Balance, September 30, 2011	$36,334	$48,554	$681,658	$(58,658)	$(243,246)	$3,451	$468,093
Net income	-	-	11,285	-	-	135	11,420
Minimum pension liability	-	-	-	1,023	-	-	1,023
Translation adjustment	-	-	-	(5,364)	-	33	(5,331)
Fair value of derivatives	-	-	-	99	-	-	99
Total comprehensive income							7,211
Stock-based compensation	-	1,412	-	-	-	-	1,412
Purchase of 225,818 shares of treasury stock	-	-	-	-	(7,289)	-	(7,289)
Issuance of 155,476 shares of treasury stock	-	(4,773)	-	-	4,801	-	28
Dividends, $.09 per share	-	-	(2,549)	-	-	-	(2,549)
Balance, December 31, 2011	$36,334	$45,193	$690,394	$(62,900)	$(245,734)	$3,619	$466,906

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended
	December 31,
	2011	2010

Cash flows from operating activities:
Net income	$11,420	$13,523
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,115	6,761
Stock-based compensation expense	1,412	1,757
Change in deferred taxes	(1,060)	(867)
Gain on investments	(1,250)	(400)
Gain on sale of assets	(63)	(118)
Changes in working capital items	(11,037)	(2,740)
Decrease in other assets	1,533	197
Decrease in other liabilities	(4,152)	(856)
Increase in pension and postretirement benefits	3,137	2,573

Net cash provided by operating activities	7,055	19,830

Cash flows from investing activities:
Capital expenditures	(5,728)	(3,748)
Acquisitions, net of cash acquired	(57)	(26,659)
Proceeds from sale of assets	79	155
Purchases of investments	-	(1,606)

Net cash used in investing activities	(5,706)	(31,858)

Cash flows from financing activities:
Proceeds from long-term debt	5,084	23,862
Payments on long-term debt	(3,339)	(12,048)
Proceeds from the sale of treasury stock	28	153
Purchases of treasury stock	(7,289)	(2,743)
Excess tax (expense) benefit of share-based compensation arrangements	(1)	34
Dividends	(2,549)	(2,369)
Distributions to noncontrolling interests	-	(586)

Net cash (used in) provided by financing activities	(8,066)	6,303

Effect of exchange rate changes on cash	(471)	(266)

Net change in cash and cash equivalents	$(7,188)	$(5,991)

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
December 31, 2011
(Dollar amounts in thousands, except per share data)

Note 1.   Nature of Operations

Matthews International Corporation ("Matthews" or the “Company”), founded in 1850 and incorporated in Pennsylvania in 1902, is a designer, manufacturer and marketer principally of memorialization products and brand solutions.  Memorialization products consist primarily of bronze and granite memorials and other memorialization products, caskets and cremation equipment for the cemetery and funeral home industries.  Brand solutions include graphics imaging products and services, marking products and merchandising solutions. Effective October 1, 2011, the Company changed the name of its Bronze and Casket segments to the Cemetery Products segment and the Funeral Home Products segment, respectively. Also effective October 1, 2011, the Company’s cremation casket operations, previously included in the Cremation segment, are included in the Funeral Home Products segment. The Company's products and operations are comprised of six business segments:  Cemetery Products, Funeral Home Products, Cremation, Graphics Imaging, Marking Products and Merchandising Solutions.  The Cemetery Products segment is a leading manufacturer of cast bronze and granite memorials and other memorialization products, cast and etched architectural products and is a leading builder of mausoleums in the United States.  The Funeral Home Products segment is a leading casket manufacturer and distributor in North America and produces a wide variety of wood, metal and cremation caskets.  The Cremation segment is a leading designer and manufacturer of cremation equipment in North America and Europe. The Graphics Imaging segment manufactures and provides brand management, printing plates, gravure cylinders, pre-press services and imaging services for the primary packaging and corrugated industries.  The Marking Products segment designs, manufactures and distributes a wide range of marking and coding equipment and consumables, and industrial automation products for identifying, tracking and conveying various consumer and industrial products, components and packaging containers.  The Merchandising Solutions segment designs and manufactures merchandising displays and systems and provides creative merchandising and marketing solutions services.

The Company has manufacturing and marketing facilities in the United States, Mexico, Canada, Europe, Australia and Asia.

Note 2.   Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information for commercial and industrial companies and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three months ended December 31, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2012. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2011.  The consolidated financial statements include all domestic and foreign subsidiaries in which the Company maintains an ownership interest and has operating control.  All intercompany accounts and transactions have been eliminated.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 2.   Basis of Presentation (continued)

Reclassifications:

Effective October 1, 2011, the Company’s cremation casket operations are included in the Funeral Home Products segment.  Prior period financial information has been reclassified to reflect the current presentation.

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

Level 2:                      Inputs other than quoted prices included within level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3:                      Unobservable inputs for the asset or liability.

The fair values of the Company’s assets and liabilities measured on a recurring basis are categorized as follows:

	December 31, 2011				September 30, 2011
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Trading securities	$14,676	-	-	$14,676	$13,426	-	-	$13,426
Total assets at fair value	$14,676	-	-	$14,676	$13,426	-	-	$13,426

Liabilities:
Derivatives (1)	-	$6,999	-	$6,999	-	$7,161	-	$7,161
Total liabilities at fair value	-	$6,999	-	$6,999	-	$7,161	-	$7,161

(1) Interest rate swaps are valued based on observable market swap rates.

Note 4.   Inventories

Inventories consisted of the following:

	December 31, 2011	September 30, 2011

Raw materials	$44,824	$35,692
Work in process	19,609	21,461
Finished goods	65,900	68,414
	$130,333	$125,567

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 5.   Debt

The Company has a domestic Revolving Credit Facility with a syndicate of financial institutions.  The maximum amount of borrowings available under the facility is $300,000 and borrowings under the facility bear interest at LIBOR plus a factor ranging from 1.00% to 1.50% based on the Company’s leverage ratio.  The facility’s maturity is December 2015.  The leverage ratio is defined as net indebtedness divided by EBITDA (earnings before interest, taxes, depreciation and amortization).  The Company is required to pay an annual commitment fee ranging from .20% to .30% (based on the Company’s leverage ratio) of the unused portion of the facility.

The Revolving Credit Facility requires the Company to maintain certain leverage and interest coverage ratios.  A portion of the facility (not to exceed $25,000) is available for the issuance of trade and standby letters of credit. Outstanding borrowings on the Revolving Credit Facility at December 31, 2011 and September 30, 2011 were $252,500 and $250,000, respectively.  The weighted-average interest rate on outstanding borrowings at December 31, 2011 and December 31, 2010 was 2.68% and 2.89%, respectively.

The Company has entered into the following interest rate swaps:

Effective Date	Amount	Fixed Interest Rate	Interest Rate Spread at December 31, 2011	Maturity Date
September 2007	$25,000	4.77%	1.25%	September 2012
May 2008	20,000	3.72%	1.25%	September 2012
May 2011	25,000	1.37%	1.25%	May 2014
October 2011	25,000	1.67%	1.25%	October 2015
November 2011	25,000	2.13%	1.25%	November 2014
March 2012	25,000	2.44%	1.25%	March 2015
September 2012	25,000	3.03%	1.25%	December 2015
November 2012	25,000	1.33%	1.25%	November 2015

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

The fair value of the interest rate swaps reflected an unrealized loss of $6,999 ($4,269 after tax) at December 31, 2011 that is included in shareholders’ equity as part of accumulated other comprehensive loss (“AOCL”).  Assuming market rates remain constant with the rates at December 31, 2011, approximately $1,611 of the $4,269 loss included in AOCL is expected to be recognized in earnings as an adjustment to interest expense over the next twelve months.

At December 31, 2011 and September 30, 2011, the interest rate swap contracts were reflected as a liability on the balance sheets.  The following derivatives are designated as hedging instruments:

Liability Derivatives
Balance Sheet Location:	December 31, 2011	September 30, 2011
Current liabilities:
Other current liabilities	$2,641	$2,061
Long-term liabilities
Other liabilities	4,358	5,100
Total derivatives	$6,999	$7,161

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 5.  Debt (continued)

The loss recognized on derivatives was as follows:

	Location of
Derivatives in	Loss	Amount of Loss
Cash Flow	Recognized in	Recognized in Income
Hedging	Income on	on Derivatives
Relationships	Derivative	Three Months Ended December 31,
		2011	2010

Interest rate swaps	Interest expense	$(687)	$(757)

The Company recognized the following gains or losses in accumulated other comprehensive loss (“AOCL”):

Location of
Gain or
(Loss)
			Reclassified	Amount of Loss
	Amount of Gain or		from	Reclassified from
Derivatives in	(Loss) Recognized in		AOCL into	AOCL into Income
Cash Flow	AOCL on Derivatives		Income	(Effective Portion*)
Hedging Relationships	December 31, 2011	December 31, 2010	(Effective Portion*)	December 31, 2011	December 31, 2010

Interest rate swaps	$(320)	$15	Interest expense	$(419)	$(462)

*There is no ineffective portion or amount excluded from effectiveness testing.

The Company, through certain of its German subsidiaries, has a credit facility with a European bank.  The maximum amount of borrowings available under this facility was 25.0 million Euros ($32,400).  Outstanding borrowings under the credit facility totaled 23.6 million Euros ($30,586) and 23.6 million Euros ($31,593) at December 31, 2011 and September 30, 2011, respectively.  The weighted-average interest rate on outstanding borrowings under this facility at December 31, 2011 and 2010 was 2.38% and 2.00%, respectively.

The Company, through its German subsidiary, Saueressig GmbH & Co. KG (“Saueressig”), has several loans with various European banks.  Outstanding borrowings under these loans totaled 8.3 million Euros ($10,806) and 8.3 million Euros ($11,159) at December 31, 2011 and September 30, 2011, respectively.  The weighted-average interest rate on outstanding borrowings of Saueressig at December 31, 2011 and 2010 was 6.05% and 6.28%, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 5.  Debt (continued)

The Company, through its wholly-owned subsidiary, Matthews International S.p.A., has several loans with various Italian banks.  Outstanding borrowings on these loans totaled 6.9 million Euros ($8,950) and 8.7 million Euros ($11,611) at December 31, 2011 and September 30, 2011, respectively.  Matthews International S.p.A. also has three lines of credit totaling 11.4 million Euros ($14,736) with the same Italian banks.  Outstanding borrowings on these lines were 1.3 million Euros ($1,646) and 493,000 Euros ($661) at December 31, 2011 and September 30, 2011, respectively.  The weighted-average interest rate on outstanding Matthews International S.p.A. borrowings at December 31, 2011 and 2010 was 3.16% and 3.39%, respectively.

The Company, through its Turkish subsidiary, Kroma Pre-Press Preparation Systems Industry & Trade, Inc. (“Kroma”), acquired in July 2011, has several loans with various Turkish banks.  Outstanding borrowings on these loans totaled 16.0 million Turkish Lira ($8,347) and 13.3 million Turkish Lira ($7,184) at December 31, 2011 and September 30, 2011, respectively.    The weighted-average interest rate on outstanding borrowings of Kroma was 9.66% at December 31, 2011.

As of December 31, 2011 and September 30, 2011 the fair value of the Company’s long-term debt, including current maturities, approximated the carrying value included in the Condensed Consolidated Balance Sheet.

Note 6.   Share-Based Payments

The Company maintains an equity incentive plan (the “2007 Equity Incentive Plan”) that provides for the grants of stock options, restricted shares, stock-based performance units and certain other types of stock-based awards. Under the 2007 Equity Incentive Plan, which has a ten-year term, the maximum number of shares available for grants or awards is an aggregate of 2,200,000.  The Company also maintains a stock incentive plan (the “1992 Incentive Stock Plan”) that previously provided for grants of stock options, restricted shares and certain other types of stock-based awards.  There will be no further grants under the 1992 Incentive Stock Plan.  At December 31, 2011, there were 815,152 shares reserved for future issuance under the 2007 Equity Incentive Plan. Both plans are administered by the Compensation Committee of the Board of Directors.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 6.   Share-Based Payments (continued)

For the three-month periods ended December 31, 2011 and 2010, total stock-based compensation cost totaled $1,412 and $1,757, respectively.  The associated future income tax benefit recognized was $551 and $685 for the three-month periods ended December 31, 2011 and 2010, respectively.

For the three-month periods ended December 31, 2011 and 2010, the amount of cash received from the exercise of stock options was $28 and $153, respectively.  In connection with these exercises, the tax benefits realized by the Company for the three-month periods ended December 31, 2011 and 2010 were $3 and $51, respectively.

The transactions for restricted stock for the three months ended December 31, 2011 were as follows:

		Weighted-
		average
		grant-date
	Shares	fair value
Non-vested at September 30, 2011	541,613	$33.62
Granted	154,710	32.08
Vested	(146,260)	35.55
Expired or forfeited	(400)	31.45
Non-vested at December 31, 2011	549,663	32.68

As of December 31, 2011, the total unrecognized compensation cost related to unvested restricted stock was $6,842 and is expected to be recognized over a weighted average period of 1.8 years.

The transactions for shares under options for the quarter ended December 31, 2011 were as follows:

			Weighted-
		Weighted-	average	Aggregate
		average	remaining	intrinsic
	Shares	exercise price	contractual term	value
Outstanding, September 30, 2011	872,514	$37.02
Granted	-	-
Exercised	(1,166)	24.37
Expired or forfeited	(7,750)	40.63
Outstanding, December 31, 2011	863,598	37.01	3.8	$-
Exercisable, December 31, 2011	503,095	35.78	3.5	$-

No shares were earned during the three months ended December 31, 2011 and 2010, respectively.  The intrinsic value of options (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during the three-month periods ended December 31, 2011 and 2010 was $7 and $161, respectively.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 6.   Share-Based Payments (continued)

The transactions for non-vested options for the quarter ended December 31, 2011 were as follows:

		Weighted-average
		grant-date
Non-vested shares	Shares	fair value
Non-vested at September 30, 2011	367,586	$11.38
Granted	-	-
Vested	-	-
Expired or forfeited	(7,083)	12.28
Non-vested at December 31, 2011	360,503	11.36

The fair value of each restricted stock grant is estimated on the date of grant using a binomial lattice valuation model.  The following table indicates the assumptions used in estimating fair value of restricted stock granted during the periods ended December 31, 2011 and 2010.

	Three Months Ended December 31,
	2011	2010
Expected volatility	30.4%	30.0%
Dividend yield	1.0%	1.0%
Average risk free interest rate	0.9%	1.2%
Weighted-average expected term (years)	2.0	2.0

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

Under the Company’s Director Fee Plan, directors (except for the Chairman of the Board) who are not also officers of the Company each receive, as an annual retainer fee, either cash or shares of the Company's Class A Common Stock equivalent to $60.  The equivalent amount paid to a non-employee Chairman of the Board is $130. Where the annual retainer fee is provided in shares, each director may elect to be paid these shares on a current basis or have such shares credited to a deferred stock account as phantom stock, with such shares to be paid to the director subsequent to leaving the Board.  The value of deferred shares is recorded in other liabilities.  A total of 14,794 shares had been deferred under the Director Fee Plan at December 31, 2011.  Additionally, directors who are not also officers of the Company each receive an annual stock-based grant (non-statutory stock options, stock appreciation rights and/or restricted shares) with a value of $80.  A total of 22,300 stock options have been granted under the plan.  At December 31, 2011, 11,800 options were outstanding and vested. Additionally, 64,923 shares of restricted stock have been granted under the plan, 23,623 of which were unvested at December 31, 2011.  A total of 300,000 shares have been authorized to be issued under the Director Fee Plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 7.   Earnings Per Share Attributable to Matthews Shareholders

The information used to compute earnings per share attributable to Matthews’ common shareholders was as follows:

	Three Months Ended
	December 31,
	2011	2010
Net income attributable to Matthews shareholders	$11,285	$13,214
Less: dividends and undistributed earnings allocated to participating securities	168	195
Net income available to Matthews shareholders	$11,117	$13,019

Weighted-average shares outstanding (in thousands):
Basic shares	27,893	29,027
Effect of dilutive securities:
Stock options	10	18
Phantom stock units	15	25
Diluted shares	27,918	29,070

Options to purchase 787,042 and 613,868 shares of common stock were not included in the computation of diluted earnings per share for the three months ended December 31, 2011 and 2010, respectively, because the inclusion of these options would be anti-dilutive.

Note 8.   Pension and Other Postretirement Benefit Plans

The Company provides defined benefit pension and other postretirement plans to certain employees. Net periodic pension and other postretirement benefit cost for the plans included the following:

	Three Months Ended December 31,
	Pension		Other Postretirement
	2011	2010	2011	2010

Service cost	$1,424	$1,237	$182	$158
Interest cost	1,950	1,867	321	313
Expected return on plan assets	(1,953)	(1,843)	-	-
Amortization:
Prior service cost	(11)	6	(113)	(119)
Net actuarial loss	1,680	1,338	134	102

Net benefit cost	$3,090	$2,605	$524	$454

Benefit payments under the Company’s principal retirement plan are made from plan assets, while benefit payments under the postretirement benefit plan are made from the Company’s operating funds.  Under IRS regulations, the Company is not required to make any significant contributions to its principal retirement plan in fiscal year 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 8.   Pension and Other Postretirement Benefit Plans (continued)

Contributions made and anticipated for fiscal year 2012 are as follows:

Contributions	Pension	Other Postretirement

Contributions during the three months ended December 31, 2011:
Supplemental retirement plan	$185	$ -
Other postretirement plan	-	261

Additional contributions expected in fiscal 2012:
Supplemental retirement plan	581	-
Other postretirement plan	-	868

Note 9.   Income Taxes

Income tax provisions for the Company’s interim periods are based on the effective income tax rate expected to be applicable for the full year. The Company's effective tax rate for the three months ended December 31, 2011 was 34.6%, compared to 35.9% for the first quarter of fiscal 2011.  The difference between the Company's fiscal 2012 first quarter effective tax rate and the Federal statutory rate of 35.0% primarily reflected the impact of state taxes, offset by lower foreign income taxes.

The Company had unrecognized tax benefits (excluding penalties and interest) of $3,685 and $2,928 on December 31, 2011 and September 30, 2011, respectively, all of which, if recorded, would impact the 2012 annual effective tax rate.  It is reasonably possible that $340 of the unrecognized tax benefits could be recognized in the next 12 months primarily due to tax examinations and the expiration of statutes related to specific tax positions.

The Company classifies interest and penalties on tax uncertainties as a component of the provision for income taxes. The Company included $163 in interest and penalties in the provision for income taxes for the first quarter of fiscal 2012. Total penalties and interest accrued were $2,005 and $1,842 at December 31, 2011 and September 30, 2011, respectively.  These accruals may potentially be applicable in the event of an unfavorable outcome of uncertain tax positions.

The Company is currently under examination in several tax jurisdictions and remains subject to examination until the statute of limitations expires for those tax jurisdictions.  As of December 31, 2011, the tax years that remain subject to examination by major jurisdiction generally are:

United States – Federal	2008 and forward
United States – State	2008 and forward
Canada	2007 and forward
Europe	2003 and forward
United Kingdom	2009 and forward
Australia	2007 and forward
Asia	2005 and forward

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 10.   Segment Information

The Company's products and operations consist of two principal businesses that are comprised of three operating segments each, as described under Nature of Operations (Note 1):  Memorialization (Cemetery Products, Funeral Home Products, Cremation) and Brand Solutions (Graphics Imaging, Marking Products, Merchandising Solutions).  Effective October 1, 2011, the Company’s cremation casket manufacturing operations are included in the Funeral Home Products segment.  Prior period financial information has been reclassified to reflect the current presentation.  Management evaluates segment performance based on operating profit (before income taxes) and does not allocate non-operating items such as investment income, interest expense, other income (deductions), net and minority interest.

Information about the Company's segments follows:

	Three Months Ended
	December 31,
	2011	2010
Sales to external customers:
Memorialization:
Cemetery Products	$45,150	$50,513
Funeral Home Products	58,571	61,657
Cremation	9,434	8,241
	113,155	120,411
Brand Solutions:
Graphics Imaging	70,443	60,027
Marking Products	16,383	12,920
Merchandising Solutions	17,232	13,986
	104,058	86,933

	$217,213	$207,344

Operating profit:
Memorialization:
Cemetery Products	$4,535	$10,127
Funeral Home Products	6,488	6,371
Cremation	757	529
	11,780	17,027
Brand Solutions:
Graphics Imaging	4,981	3,718
Marking Products	1,368	1,025
Merchandising Solutions	796	196
	7,145	4,939

	$18,925	$21,966

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

A summary of the carrying amount of goodwill attributable to each segment as well as the changes in such amounts are as follows:

	Cemetery	Funeral Home		Graphics	Marking	Merchandising
	Products	Products	Cremation	Imaging	Products	Solutions	Consolidated

Goodwill	$88,142	$162,819	$16,735	$167,828	$29,593	$9,138	$474,255
Accumulated impairment losses	(412)	-	(5,000)	(3,840)	-	-	(9,252)
Balance at September 30, 2011	87,730	162,819	11,735	163,988	29,593	9,138	465,003

Additions during period	-	57	-	-	-	-	57
Translation and other adjustments	(654)	-	(77)	(4,169)	45	-	(4,855)
Goodwill	87,488	162,876	16,658	163,659	29,638	9,138	469,457
Accumulated impairment losses	(412)	-	(5,000)	(3,840)	-	-	(9,252)
Balance at December 31, 2011	$87,076	$162,876	$11,658	$159,819	$29,638	$9,138	$460,205

The addition to Funeral Home Products goodwill primarily represents the effect of an adjustment to the purchase price of a small casket manufacturer.

The following tables summarize the carrying amounts and related accumulated amortization for intangible assets as of December 31, 2011 and September 30, 2011, respectively.

	Carrying	Accumulated
	Amount	Amortization	Net
December 31, 2011:
Trade names	$24,249	$- *	$24,249
Trade names	2,167	(1,230)	937
Customer relationships	47,435	(13,759)	33,676
Copyrights/patents/other	9,823	(7,254)	2,569
	$83,674	$(22,243)	$61,431

September 30, 2011:
Trade names	$24,266	$- *	$24,266
Trade names	2,227	(1,147)	1,080
Customer relationships	47,876	(13,228)	34,648
Copyrights/patents/other	9,870	(7,039)	2,831
	$84,239	$(21,414)	$62,825
* Not subject to amortization

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 11.   Goodwill and Other Intangible Assets (continued)

The net change in intangible assets during the three months ended December 31, 2011 included the impact of foreign currency fluctuations during the period and additional amortization.

Amortization expense on intangible assets was $992 and $1,063 for the three-month periods ended December 31, 2011 and 2010, respectively.  The remaining amortization expense is estimated to be $2,894 in 2012, $3,549 in 2013, $3,337 in 2014, $3,077 in 2015 and $2,785 in 2016.

Note 12.   Subsequent Events

The Company evaluated subsequent events for recognition and disclosure.  The evaluation resulted in no impact to the consolidated financial statements.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement:

The following discussion should be read in conjunction with the consolidated financial statements of Matthews International Corporation (“Matthews” or the “Company”) and related notes thereto included in this Quarterly Report on Form 10-Q and the Company's Annual Report on Form 10-K for the year ended September 30, 2011.  Any forward-looking statements contained herein are included pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements involve known and unknown risks and uncertainties that may cause the Company's actual results in future periods to be materially different from management's expectations.  Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove correct.  Factors that could cause the Company's results to differ materially from the results discussed in such forward-looking statements principally include changes in domestic or international economic conditions, changes in foreign currency exchange rates, changes in the cost of materials used in the manufacture of the Company’s products, changes in death rates, changes in product demand or pricing as a result of consolidation in the industries in which the Company operates, changes in product demand or pricing as a result of domestic or international competitive pressures, unknown risks in connection with the Company's acquisitions, and technological factors beyond the Company's control.  In addition, although the Company does not have any customers that would be considered individually significant to consolidated sales, changes in the distribution of the Company’s products or the potential loss of one or more of the Company’s larger customers are also considered risk factors.

Results of Operations:

The following table sets forth certain income statement data of the Company expressed as a percentage of net sales for the periods indicated.

	Three months ended
	December 31,
	2011	2010
Sales	100.0%	100.0%
Gross profit	35.9%	38.5%
Operating profit	8.7%	10.6%
Net income attributable to Matthews shareholders	5.2%	6.4%

Effective October 1, 2011, the Company changed the name of its Bronze and Casket segments to the Cemetery Products segment and the Funeral Home Products segment, respectively.  Also effective October 1, 2011, the Company’s cremation casket operations, previously included in the Cremation segment, are included in the Funeral Home Products segment. Prior period financial information has been reclassified to reflect the current presentation.

Sales for the quarter ended December 31, 2011 were $217.2 million, compared to $207.3 million for the three months ended December 31, 2010. Higher sales were reported in each of the Company’s Brand Solutions businesses and the Cremation segment.  These increases were partially offset by lower sales in the Cemetery Products and Funeral Home Products segments, where sales were unfavorably impacted by a modest decline in the estimated number of casketed (non- cremation) deaths.

In the Company’s Memorialization business, Cemetery Products segment sales for the fiscal 2012 first quarter were $45.2 million, compared to $50.5 million for the fiscal 2011 first quarter.  The decrease primarily reflected declines in sales volume of bronze memorial products, an unfavorable change in sales mix and lower mausoleum sales.  Lower sales of bronze memorials reflected the impact of lower casketed deaths and delayed sales related to the implementation of a new ERP system during the first quarter of fiscal 2012.  Sales for the Funeral Home Products segment were $58.6 million for the quarter ended December 31, 2011, compared to $61.7 million a year ago. The decrease resulted principally from lower unit volume and an unfavorable change in product mix.  The decrease in unit volume primarily reflected the impact of lower year-over-year casketed deaths.  Sales for the Cremation segment were $9.4 million for the first quarter of fiscal 2012, compared to $8.2 million for the same period a year ago.  The increase principally reflected higher sales of cremation equipment in the U.S. market.

In the Brand Solutions business, sales for the Graphics Imaging segment were $70.4 million in the first quarter of fiscal 2012, compared to $60.0 million for the same period a year ago.  The increase resulted principally from an increase in volume, primarily in Europe and the acquisition of Kroma Pre-Press Preparation Systems Industry & Trade, Inc. (“Kroma”) in July 2011.  Marking Products segment sales were $16.4 million for the first quarter of fiscal 2012, compared to $12.9 million for the first quarter of fiscal 2011.  The increase resulted principally from two acquisitions completed in fiscal 2011.  Sales for the Merchandising Solutions segment were $17.2 million for the first quarter of fiscal 2012, compared to $14.0 million for the same period a year ago.  The increase principally reflected higher volume from several existing and new customers.

Gross profit for the quarter ended December 31, 2011 was $78.0 million, compared to $79.7 million for the same period a year ago.  Consolidated gross profit as a percent of sales for the first quarter of fiscal 2012 decreased to 35.9% from 38.5% for the first quarter of fiscal 2011.  The decrease in consolidated gross profit and gross profit percentage primarily reflected the impact of lower sales in the Cemetery Products and Funeral Home Products segments and higher commodity costs, partially offset by the impact of higher sales in the Company’s Brand Solutions businesses.

Selling and administrative expenses for the three months ended December 31, 2011 were $59.1 million, compared to $57.8 million for the first quarter of fiscal 2011.  Consolidated selling and administrative expenses as a percent of sales were 27.2% for the quarter ended December 31, 2011, compared to 27.9% for the same period last year.  The increase in selling and administrative expenses was primarily attributable to higher sales in the Graphics Imaging and Cremation segments and recent acquisitions in the Marking Products segment.  These increases were partially offset by the benefit of selling and casket distribution cost structure initiatives in the Funeral Home Products segment.

Operating profit for the quarter ended December 31, 2011 was $18.9 million, compared to $22.0 million for the three months ended December 31, 2010.  Cemetery Products segment operating profit for the fiscal 2012 first quarter was $4.5 million, compared to $10.1 million for the first quarter of fiscal 2011.  The decrease reflected lower sales and higher bronze ingot costs.  In addition, ERP system implementation costs and severance costs also contributed to the operating profit decline.  Operating profit for the Funeral Home Products segment approximated $6.5 million for the first quarter of fiscal 2012, compared to $6.4 million for the first quarter of fiscal 2011.  The Funeral Home Products segment operating profit for the current quarter reflected the impact of lower sales, which was more than offset by the benefit of manufacturing productivity projects and selling/distribution cost control initiatives.  Cremation segment operating profit for the first quarter of fiscal 2012 was $757,000, compared to $529,000 for the same period in fiscal 2011. The increase principally reflected higher sales.  Graphics Imaging segment operating profit for the quarter ended December 31, 2011 was $5.0 million, compared to $3.7 million for the three months ended December 31, 2010.  The increase was primarily attributable to higher sales and the Kroma acquisition.  Operating profit for the Marking Products segment for the fiscal 2012 first quarter was $1.4 million, compared to $1.0 million for the same period a year ago.  The increase primarily resulted from the impact of fiscal 2011 acquisitions.  Merchandising Solutions segment operating profit was $796,000 for the first quarter of fiscal 2012, compared to $196,000 for the same period in fiscal 2011, primarily reflecting higher sales.

Investment income was $1.6 million for the three months ended December 31, 2011, compared to $1.2 million for the three months ended December 31, 2010.  The increase reflected improved rates of return on the Company’s investments.  Interest expense for the fiscal 2012 first quarter was $2.6 million, compared to $1.8 million for the same period last year.  The increase in interest expense primarily reflected higher debt levels compared to a year ago.  Other deductions, net, for the quarter ended December 31, 2011 represented a decrease in pre-tax income of $515,000, compared to a decrease in pre-tax income of $269,000 for the same quarter last year.

The Company's effective tax rate for the three months ended December 31, 2011 was 34.6%, compared to 35.9% for the first quarter of fiscal 2011 and 34.4% for the fiscal 2011 full year.  The fiscal 2011 full year effective tax rate included the favorable impact of adjustments totaling $606,000 in income tax expense primarily related to changes in the estimated tax accruals for open tax periods.  Excluding those adjustments, the Company’s effective tax rate for fiscal 2011 was 35.0%.  The decrease in the effective tax rate from the fiscal 2011 first quarter and full year, excluding adjustments, primarily reflected the impact of the Company’s European operating structure initiatives.  The difference between the Company's effective tax rate and the Federal statutory rate of 35.0% primarily reflected the impact of state taxes, offset by lower foreign income taxes.

The deduction for net income attributable to noncontrolling interests was $135,000 in the fiscal 2012 first quarter, compared to $309,000 for the same period a year ago.  The decrease related principally to the Company’s acquisition of the remaining 22% interest in Saueressig in April 2011.

Liquidity and Capital Resources:

Net cash provided by operating activities was $7.1 million for the first quarter of fiscal 2012, compared to $19.8 million for the first quarter of fiscal 2011. Operating cash flow for both periods reflected net income adjusted for depreciation, amortization, stock-based compensation expense and non-cash pension expense, partially offset by decreases in deferred taxes.  In addition, net changes in working capital items, principally related to increases in inventory and fiscal year-end compensation-related payments, resulted in a use of working capital of approximately $11.0 million in fiscal 2012.

Cash used in investing activities was $5.7 million for the three months ended December 31, 2011, compared to $31.9 million for the three months ended December 31, 2010. Investing activities for the first quarter of fiscal 2012 primarily reflected capital expenditures.  Investing activities for the first quarter of fiscal 2011 reflected capital expenditures of $3.7 million, payments (net of cash acquired) of $26.7 million for acquisitions and net purchases of investments of $1.6 million.

Capital expenditures reflected reinvestment in the Company's business segments and were made primarily for the purchase of new manufacturing machinery, equipment and facilities designed to improve product quality, increase manufacturing efficiency, lower production costs and meet regulatory requirements.  Capital expenditures for the last three fiscal years were primarily financed through operating cash.  Capital spending for property, plant and equipment has averaged $21.1 million for the last three fiscal years.  Capital spending for fiscal 2012 is currently expected to be in the $25.0 to $30.0 million range.  The Company expects to generate sufficient cash from operations to fund all anticipated capital spending projects.

Cash used in financing activities for the quarter ended December 31, 2011 was $8.1 million, primarily reflecting long-term debt proceeds, net of repayments, of $1.7 million, treasury stock purchases of $7.3 million and dividends of $2.5 million to the Company's shareholders.  Cash provided by financing activities for the quarter ended December 31, 2010 was $6.3 million, primarily reflecting long-term debt proceeds, net of repayments, of $11.8 million, treasury stock purchases of $2.7 million, dividends of $2.4 million to the Company's shareholders and distributions to noncontrolling interest of $586,000.

The Company has a domestic Revolving Credit Facility with a syndicate of financial institutions.  The maximum amount of borrowings available under the facility is $300.0 million and borrowings under the facility bear interest at LIBOR plus a factor ranging from 1.00% to 1.50% based on the Company’s leverage ratio.  The facility’s maturity is December 2015.  The leverage ratio is defined as net indebtedness divided by EBITDA (earnings before interest, taxes, depreciation and amortization).  The Company is required to pay an annual commitment fee ranging from .20% to .30% (based on the Company’s leverage ratio) of the unused portion of the facility.   The Revolving Credit Facility requires the Company to maintain certain leverage and interest coverage ratios.  A portion of the facility (not to exceed $25.0 million) is available for the issuance of commercial and standby letters of credit.  Outstanding borrowings on the Revolving Credit Facility as of December 31, 2011 and September 30, 2011 were $252.5 million and $250.0 million, respectively.  The weighted-average interest rate on outstanding borrowings under the credit facilities was 2.68% and 2.89% at December 31, 2011 and 2010, respectively.

The Company has entered into the following interest rate swaps:

Effective Date	Amount	Fixed Interest Rate	Interest Rate Spread at December 31, 2011	Maturity Date
September 2007	$25 million	4.77%	1.25%	September 2012
May 2008	20 million	3.72%	1.25%	September 2012
May 2011	25 million	1.37%	1.25%	May 2014
October 2011	25 million	1.67%	1.25%	October 2015
November 2011	25 million	2.13%	1.25%	November 2014
March 2012	25 million	2.44%	1.25%	March 2015
September 2012	25 million	3.03%	1.25%	December 2015
November 2012	25 million	1.33%	1.25%	November 2015

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

The fair value of the interest rate swaps reflected an unrealized loss of $7.0 million ($4.3 million after tax) at December 31, 2011 that is included in shareholders’ equity as part of accumulated other comprehensive income. Assuming market rates remain constant with the rates at December 31, 2011, approximately $1.6 million of the $4.3 million loss included in accumulated other comprehensive income is expected to be recognized in earnings as interest expense over the next twelve months.

The Company, through certain of its German subsidiaries, has a credit facility with a European bank.  The maximum amount of borrowings available under this facility was 25.0 million Euros ($32.4 million).  Outstanding borrowings under the credit facility totaled 23.6 million Euros ($30.6 million) and 23.6 million Euros ($31.2 million) at December 31, 2011 and September 30, 2011, respectively.  The weighted-average interest rate on outstanding borrowings under this facility at December 31, 2011 and 2010 was 2.38% and 2.00%, respectively.

The Company, through its German subsidiary, Saueressig GmbH & Co. KG (“Saueressig”), has several loans with various European banks.  Outstanding borrowings under these loans totaled 8.3 million Euros ($10.8 million) and 8.3 million Euros ($11.2 million) at December 31, 2011 and September 30, 2011, respectively.  The weighted-average interest rate on outstanding borrowings of Saueressig at December 31, 2011 and 2010 was 6.05% and 6.28%, respectively.

The Company, through its wholly-owned subsidiary, Matthews International S.p.A., has several loans with various Italian banks.  Outstanding borrowings on these loans totaled 6.9 million Euros ($8.9 million) and 8.7 million Euros ($11.6 million) at December 31, 2011 and September 30, 2011, respectively.  Matthews International S.p.A. also has three lines of credit totaling 11.4 million Euros ($14.7 million) with the same Italian banks.  Outstanding borrowings on these lines were 1.3 million Euros ($1.6 million) and 493,000 Euros ($661,000) at December 31, 2011 and September 30, 2011, respectively.  The weighted-average interest rate on outstanding Matthews International S.p.A. borrowings at December 31, 2011 and 2010 was 3.16% and 3.39%, respectively.

The Company, through its majority-owned Turkish subsidiary, Kroma, acquired in July 2011, has several loans with various Turkish banks.  Outstanding borrowings on these loans totaled 16.0 million Turkish Lira ($8.3 million) and 13.3 million Turkish Lira ($7.2 million) at December 31, 2011 and September 30, 2011, respectively.  The weighted-average interest rate on outstanding borrowings of Kroma was 9.66% at December 31, 2011.

The Company has a stock repurchase program.  The buy-back program is designed to increase shareholder value, enlarge the Company's holdings of its common stock, and add to earnings per share.  Repurchased shares may be retained in treasury, utilized for acquisitions, or reissued to employees or other purchasers, subject to the restrictions of the Company’s Restated Articles of Incorporation.  As of September 30, 2011, the Company's Board of Directors had

authorized the repurchase of a total of 2,500,000 shares of Matthews’ common stock under the program, of which 2,169,470 shares had been repurchased.  In November 2011, the Company’s Board of Directors approved the continuation of its stock repurchase program and increased the total authorization for stock repurchases by an additional 2,500,000 shares. As a result, as of December 31, 2011, the Company had a total available repurchase authorization of 2,604,712 shares.

Consolidated working capital of the Company was $210.5 million at December 31, 2011, compared to $208.1 million at September 30, 2011.  Cash and cash equivalents were $53.1 million at December 31, 2011, compared to $60.3 million at September 30, 2011.  The Company's current ratio was 2.3 at December 31, 2011 and September 30, 2011.

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

At December 31, 2011, an accrual of approximately $6.1 million had been recorded for environmental remediation (of which $787,000 was classified in other current liabilities), representing management's best estimate of the probable and reasonably estimable costs of the Company's known remediation obligations.  The accrual, which reflects previously established reserves assumed with the acquisition of York and additional reserves recorded as a purchase accounting adjustment, does not consider the effects of inflation and anticipated expenditures are not discounted to their present value.  Changes in the accrued environmental remediation obligation from the prior fiscal year reflect payments charged against the accrual.

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

The Company continues to face several challenges that could have a significant influence on expectations for the remainder of fiscal 2012.  The uneven pace of the economic recovery will influence the pace of growth for all segments.  Recent financial market issues in Europe could affect several of the countries in which the Company operates, which may also have an unfavorable impact on currency exchange rates.  In addition, the Memorialization businesses continue to operate in a climate of relatively flat death rates, competitive pressures on pricing and product mix, and volatile commodity costs.  However, the Company is continuously working on productivity and cost reduction initiatives to strengthen all of its businesses.  In addition, recent acquisitions are expected to favorably impact fiscal 2012 results.

Based on current forecasts, the Company currently estimates fiscal 2012 earnings per share to grow in the mid-single digit percentage range over fiscal 2011 (excluding unusual items from both years).  Our fiscal 2012 forecast anticipated that earnings for the fiscal 2012 first quarter would be lower than the fiscal 2011 first quarter, with the projected growth for the remainder of the fiscal year sufficient to achieve the Company’s objective for the full fiscal year.

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

A summary of the Company's significant accounting policies are included in the Notes to Consolidated Financial Statements and in the critical accounting policies in Management’s Discussion and Analysis included in the Company's Annual Report on Form 10-K for the year ended September 30, 2011.  Management believes that the application of these policies on a consistent basis enables the Company to provide useful and reliable financial information about the company's operating results and financial condition.

LONG-TERM CONTRACTUAL OBLIGATIONS AND COMMITMENTS:

The following table summarizes the Company’s contractual obligations at December 31, 2011, and the effect such obligations are expected to have on its liquidity and cash flows in future periods.

	Payments due in fiscal year:
		2012			After
	Total	Remainder	2013 to 2014	2015 to 2016	2016
Contractual Cash Obligations:	(Dollar amounts in thousands)
Revolving credit facilities	$283,086	$-	$-	$283,086	$-
Notes payable to banks	28,781	13,927	12,426	1,144	1,284
Short-term borrowings	1,646	1,646	-	-	-
Capital lease obligations	3,391	1,726	1,665	-	-
Non-cancelable operating leases	21,984	6,649	11,172	3,711	452

Total contractual cash obligations	$338,888	$23,948	$25,263	$287,941	$1,736

A significant portion of the loans included in the table above bear interest at variable rates.  At December 31, 2011, the weighted-average interest rate was 2.68% on the Company’s domestic Revolving Credit Facility, 2.38% on the credit facility through the Company’s German subsidiaries, 6.05% on bank loans to its wholly-owned subsidiary, Saueressig, 3.16% on bank loans to the Company’s wholly-owned subsidiary, Matthews International S.p.A. and 9.66% on bank loans to its majority-owned Turkish subsidiary, Kroma.

Benefit payments under the Company’s principal retirement plan are made from plan assets, while benefit payments under the supplemental retirement plan and postretirement benefit plan are funded from the Company’s operating cash.  The Company is not required to make any significant contributions to its principal retirement plan in fiscal 2012.  During the three months ended December 31, 2011, contributions of $185,000 and $261,000 were made under the supplemental retirement plan and postretirement plan, respectively.  The Company currently anticipates contributing an additional $581,000 and $868,000 under the supplemental retirement plan and postretirement plan, respectively, for the remainder of fiscal 2012.

Unrecognized tax benefits are positions taken, or expected to be taken, on an income tax return that may result in additional payments to tax authorities.  If a tax authority agrees with the tax position taken, or expected to be taken, or the applicable statute of limitations expires, then additional payments will not be necessary.  As of December 31, 2011, the Company had unrecognized tax benefits, excluding penalties and interest, of approximately $3.7 million.  The timing of potential future payments related to the unrecognized tax benefits is not presently determinable. The Company believes that its current liquidity sources, combined with its operating cash flow and borrowing capacity, will be sufficient to meet its capital needs for the foreseeable future.

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

The fair value of the interest rate swaps reflected an unrealized loss of $7.0 million ($4.3 million after tax) at December 31, 2011 that is included in equity as part of accumulated other comprehensive income.  A decrease of 10% in market interest rates (e.g. a decrease from 5.0% to 4.5%) would result in an increase of approximately $795,000 in the fair value liability of the interest rate swaps.

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

Foreign Currency Exchange Rates - The Company is subject to changes in various foreign currency exchange rates, including the Euro, British Pound, Canadian Dollar, Australian Dollar, Swedish Krona, Chinese Yuan, Hong Kong Dollar, Polish Zloty, Turkish Lira and Vietnamese Dong in the conversion from local currencies to the U.S. dollar of the reported financial position and operating results of its non-U.S. based subsidiaries.  A strengthening of the U. S. dollar of 10% would have resulted in a decrease in reported sales of $8.7 million and a decrease in reported operating income of $771,000 for the three months ended December 31, 2011.

Actuarial Assumptions – The most significant actuarial assumptions affecting pension expense and pension obligations include the valuation of retirement plan assets, the discount rate and the estimated return on plan assets.  The estimated return on plan assets is currently based upon projections provided by the Company’s independent investment advisor, considering the investment policy of the plan and the plan’s asset allocation.  The fair value of plan assets and discount rate are “point-in-time” measures, and the recent volatility of the debt and equity markets makes estimating future changes in fair value of plan assets and discount rates more challenging.  The following table summarizes the impact on the September 30, 2011 actuarial valuations of changes in the primary assumptions affecting the Company’s principal retirement plan and supplemental retirement plan.

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

Management, under the supervision and with the participation of our Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures in effect as of December 31, 2011. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2011, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that material information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, and that such information is recorded, summarized and properly reported within the appropriate time period, relating to the Company and its consolidated subsidiaries, required to be included in the Exchange Act reports, including this Quarterly Report on Form 10-Q.

There have been no changes in the Company’s internal controls over financial reporting that occurred during the fiscal quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2.                      Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Stock Repurchase Plan

The Company has a stock repurchase program.  The buy-back program is designed to increase shareholder value, enlarge the Company's holdings of its common stock, and add to earnings per share.  Repurchased shares may be retained in treasury, utilized for acquisitions, or reissued to employees or other purchasers, subject to the restrictions of the Company’s Restated Articles of Incorporation.  As of September 30, 2011, the Company's Board of Directors had authorized the repurchase of a total of 2,500,000 shares of Matthews’ common stock under the program, of which 2,169,470 shares had been repurchased.  In November 2011, the Company’s Board of Directors approved the continuation of its stock repurchase program and increased the total authorization for stock repurchases by an additional 2,500,000 shares. As a result, as of December 31, 2011, the Company had a total available repurchase authorization of 2,604,712 shares.

The following table shows the monthly fiscal 2012 stock repurchase activity:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced plan	Maximum number of shares that may yet be purchased under the plan

October 2011	10,000	$29.58	10,000	320,530
November 2011	97,570	33.48	97,570	2,722,960
December 2011	118,248	31.51	118,248	2,604,712
Total	225,818	$32.28	225,818

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit
	No.	Description

	31.1	Certification of Principal Executive Officer for Joseph C. Bartolacci
	31.2	Certification of Principal Financial Officer for Steven F. Nicola
	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Joseph C. Bartolacci
	32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Steven F. Nicola

(b)	Reports on Form 8-K

On October 11, 2011 Matthews filed a Current Report on Form 8-K under Item 5.02 in connection with a press release announcing the retirement of James P. Doyle, Group President, Memorialization from the Company.

On October 21, 2011 Matthews filed a Current Report on Form 8-K under Item 7.01 in connection with a press release announcing its declaration of a quarterly dividend.

On November 10, 2011 Matthews filed a Current Report on Form 8-K under Item 2.02 in connection with a press release announcing its earnings for fiscal 2011.

On November 14, 2011 Matthews filed a Current Report on Form 8-K under Item 8.01 announcing that its Board of Directors approved the continuation of its stock repurchase program and increased the total authorization for stock purchases by an additional 2.5 million shares.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATTHEWS INTERNATIONAL CORPORATION
(Registrant)

Date: February 3, 2012	/s/ Joseph C. Bartolacci
Joseph C. Bartolacci, President
and Chief Executive Officer

Date: February 3, 2012	/s/ Steven F. Nicola
Steven F. Nicola, Chief Financial Officer,
Secretary and Treasurer