Form 10-Q
period 2012-03-31
MATTHEWS INTERNATIONAL CORP
filed 2012-05-04
CIK 63296

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-Q

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Quarterly Period Ended March 31, 2012

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

As of April 30, 2012, shares of common stock outstanding were:

  Class A Common Stock 28,198,179 shares

PART I - FINANCIAL INFORMATION
MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollar amounts in thousands, except per share data)

	March 31, 2012		September 30, 2011

ASSETS
Current assets:
Cash and cash equivalents		$54,671		$61,662
Accounts receivable, net		166,613		164,738
Inventories		128,164		125,567
Deferred income taxes		1,710		1,722
Other current assets		19,191		16,157

Total current assets		370,349		369,846

Investments		18,409		15,105
Property, plant and equipment: Cost	$340,639		$330,895
Less accumulated depreciation	(200,765)		(196,391)
		139,874		134,504
Deferred income taxes		34,179		33,818
Other assets		14,827		16,354
Goodwill		468,769		465,003
Other intangible assets, net		61,136		62,825

Total assets		$1,107,543		$1,097,455

LIABILITIES
Current liabilities:
Long-term debt, current maturities		$21,874		$18,014
Accounts payable		37,131		46,655
Accrued compensation		25,793		31,339
Accrued income taxes		19,426		10,272
Other current liabilities		55,970		55,461

Total current liabilities		160,194		161,741

Long-term debt		295,808		299,170
Accrued pension		68,920		66,714
Postretirement benefits		27,125		26,417
Deferred income taxes		16,723		17,007
Environmental reserve		5,218		5,406
Other liabilities		36,481		42,745
Total liabilities		610,469		619,200

Arrangement with noncontrolling interest		10,562		10,162

SHAREHOLDERS’ EQUITY
Shareholders' equity-Matthews:
Common stock	$36,334		$36,334
Additional paid-in capital	45,864		48,554
Retained earnings	703,108		681,658
Accumulated other comprehensive loss	(53,206)		(58,658)
Treasury stock, at cost	(248,870)		(243,246)
Total shareholders’ equity-Matthews		483,230		464,642
Noncontrolling interests		3,282		3,451
Total shareholders’ equity		486,512		468,093

Total liabilities and shareholders' equity		$1,107,543		$1,097,455

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2012	2011	2012	2011

Sales	$225,545	$220,151	$442,758	$427,495
Cost of sales	(140,838)	(132,038)	(280,056)	(259,637)

Gross profit	84,707	88,113	162,702	167,858

Selling and administrative expenses	(59,420)	(59,628)	(118,490)	(117,407)

Operating profit	25,287	28,485	44,212	50,451

Investment income	1,243	498	2,844	1,649
Interest expense	(2,727)	(2,087)	(5,284)	(3,839)
Other income (deductions), net	(638)	(697)	(1,153)	(966)

Income before income taxes	23,165	26,199	40,619	47,295

Income taxes	(7,973)	(9,080)	(14,007)	(16,653)

Net income	15,192	17,119	26,612	30,642

Net (income) loss attributable to noncontrolling interests	66	(532)	(69)	(841)

Net income attributable to Matthews shareholders	$15,258	$16,587	$26,543	$29,801

Earnings per share attributable to Matthews shareholders:
Basic	$0.54	$0.56	$0.93	$1.01

Diluted	$0.54	$0.56	$0.93	$1.01

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
for the six months ended March 31, 2012 and 2011 (Unaudited)
(Dollar amounts in thousands, except per share data)

	Shareholders’ Equity
				Accumulated
		Additional		Other		Non-
	Common	Paid-in	Retained	Comprehensive	Treasury	controlling
	Stock	Capital	Earnings	Income (Loss)	Stock	interests	Total
Balance, September 30, 2010	$36,334	$48,294	$621,923	$(37,136)	$(207,470)	$31,783	$493,728
Net income	-	-	29,801	-	-	841	30,642
Minimum pension liability	-	-	-	1,606	-	-	1,606
Translation adjustment	-	-	-	9,508	-	1,524	11,032
Fair value of derivatives	-	-	-	866	-	-	866
Total comprehensive income							44,146
Stock-based compensation	-	3,608	-	-	-	-	3,608
Purchase of 211,890 shares of treasury stock	-	-	-	-	(7,400)	-	(7,400)
Issuance of 234,562 shares of treasury stock	-	(6,561)	-	-	7,092	-	531
Dividends, $.16 per share	-	-	(4,727)	-	-	-	(4,727)
Distributions to noncontrolling interests	-	-	-	-	-	(621)	(621)
Arrangement- noncontrolling interest	-	-	(3,005)	-	-	2,728	(277)
Balance, March 31, 2011	$36,334	$45,341	$643,992	$(25,156)	$(207,778)	$36,255	$528,988

	Shareholders’ Equity
				Accumulated
		Additional		Other		Non-
	Common	Paid-in	Retained	Comprehensive	Treasury	controlling
	Stock	Capital	Earnings	Income (Loss)	Stock	interests	Total
Balance, September 30, 2011	$36,334	$48,554	$681,658	$(58,658)	$(243,246)	$3,451	$468,093
Net income	-	-	26,543	-	-	69	26,612
Minimum pension liability	-	-	-	2,045	-	-	2,045
Translation adjustment	-	-	-	3,202	-	(68)	3,134
Fair value of derivatives	-	-	-	205	-	-	205
Total comprehensive income							31,996
Stock-based compensation	-	2,731	-	-	-	-	2,731
Purchase of 354,040 shares of treasury stock	-	-	-	-	(11,298)	-	(11,298)
Issuance of 183,765 shares of treasury stock	-	(5,421)	-	-	5,674	-	253
Dividends, $.18 per share	-	-	(5,093)	-	-	-	(5,093)
Distributions to noncontrolling interests	-	-	-	-	-	(170)	(170)
Balance, March 31, 2012	$36,334	$45,864	$703,108	$(53,206)	$(248,870)	$3,282	$486,512

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollar amounts in thousands, except per share data)

	Six Months Ended
	March 31,
	2012	2011

Cash flows from operating activities:
Net income	$26,612	$30,642
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,532	13,627
Gain on sale of assets	(4,511)	(1,588)
Stock-based compensation expense	2,731	3,608
Change in deferred taxes	(1,349)	(429)
Changes in working capital items	(17,305)	(18,675)
Decrease in other assets	1,528	3,520
Decrease in other liabilities	(2,318)	(1,888)
Increase in pension and postretirement benefits	6,266	4,961

Net cash provided by operating activities	26,186	33,778

Cash flows from investing activities:
Capital expenditures	(15,921)	(7,687)
Proceeds from sale of assets	357	994
Acquisitions, net of cash acquired	(1,388)	(31,693)
Purchases of investments	(950)	(1,641)

Net cash used in investing activities	(17,902)	(40,027)

Cash flows from financing activities:
Proceeds from long-term debt	7,984	39,636
Payments on long-term debt	(7,667)	(22,979)
Proceeds from the sale of treasury stock	265	491
Purchases of treasury stock	(11,298)	(7,400)
Excess tax benefit of share-based compensation arrangements	3	40
Dividends	(5,093)	(4,727)
Distributions to noncontrolling interests	(170)	(621)

Net cash (used in) provided by financing activities	(15,976)	4,440

Effect of exchange rate changes on cash	701	2,425

Net change in cash and cash equivalents	$(6,991)	$616

Non-cash investing and financing activities:
Acquisition of equipment under capital lease	$420	$2,764

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2012
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

The Company has manufacturing and marketing facilities in the United States, Mexico, Canada, Europe, Australia and Asia.

Note 2.   Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information for commercial and industrial companies and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the six months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2012. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2011.  The consolidated financial statements include all domestic and foreign subsidiaries in which the Company maintains an ownership interest and has operating control.  All intercompany accounts and transactions have been eliminated.

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

Level 2:                      Inputs other than quoted prices included within level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3:                      Unobservable inputs for the asset or liability.

The fair values of the Company’s assets and liabilities measured on a recurring basis are categorized as follows:

	March 31, 2012				September 30, 2011
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Trading securities	$15,676	-	-	$15,676	$13,426	-	-	$13,426
Total assets at fair value	$15,676	-	-	$15,676	$13,426	-	-	$13,426

Liabilities:
Derivatives (1)	-	$6,825	-	$6,825	-	$7,161	-	$7,161
Total liabilities at fair value	-	$6,825	-	$6,825	-	$7,161	-	$7,161

(1) Interest rate swaps are valued based on observable market swap rates.

Note 4.   Inventories

Inventories consisted of the following:

	March 31, 2012	September 30, 2011

Raw Materials	$43,373	$35,692
Work in process	20,035	21,461
Finished goods	64,756	68,414
	$128,164	$125,567

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 5.   Debt

The Company has a domestic Revolving Credit Facility with a syndicate of financial institutions.  In March 2012, the maximum amount of borrowings available under the facility was increased from $300,000 to $400,000 and the facility’s maturity was extended to March 2017.  Borrowings under the amended facility bear interest at LIBOR plus a factor ranging from 1.00% to 1.50% based on the Company’s leverage ratio.  The leverage ratio is defined as net indebtedness divided by EBITDA (earnings before interest, taxes, depreciation and amortization).  The Company is required to pay an annual commitment fee ranging from .20% to .30% (based on the Company’s leverage ratio) of the unused portion of the facility.

The Revolving Credit Facility requires the Company to maintain certain leverage and interest coverage ratios.  A portion of the facility (not to exceed $25,000) is available for the issuance of commercial and standby letters of credit.  Outstanding borrowings on the Revolving Credit Facilities were $250,000 as of March 31, 2012 and September 30, 2011.  The weighted-average interest rate on outstanding borrowings on these facilities at March 31, 2012 and 2011 was 2.89% and 2.85%, respectively.

The Company has entered into the following interest rate swaps:

Effective Date	Amount	Fixed Interest Rate	Interest Rate Spread at March 31, 2012	Maturity Date
September 2007	$25,000	4.77%	1.25%	September 2012
May 2008	20,000	3.72%	1.25%	September 2012
May 2011	25,000	1.37%	1.25%	May 2014
October 2011	25,000	1.67%	1.25%	October 2015
November 2011	25,000	2.13%	1.25%	November 2014
March 2012	25,000	2.44%	1.25%	March 2015
September 2012	25,000	3.03%	1.25%	December 2015
November 2012	25,000	1.33%	1.25%	November 2015

The Company enters into interest rate swaps in order to achieve a mix of fixed and variable rate debt that it deems appropriate. The interest rate swaps have been designated as cash flow hedges of the future variable interest payments under the Revolving Credit Facility, which are considered probable of occurring.  Based on the Company’s assessment, all of the critical terms of each of the hedges matched the underlying terms of the hedged debt and related forecasted interest payments, and as such, these hedges were considered highly effective.

The fair value of the interest rate swaps reflected an unrealized loss of $6,825 ($4,163 after tax) at March 31, 2012 that is included in shareholders’ equity as part of accumulated other comprehensive loss (“AOCL”).  Assuming market rates remain constant with the rates at March 31, 2012, approximately $1,596 of the $4,163 loss included in AOCL is expected to be recognized in earnings as an adjustment to interest expense over the next twelve months.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 5.  Debt (continued)

At March 31, 2012 and September 30, 2011, the interest rate swap contracts were reflected as a liability on the balance sheets.  The following derivatives are designated as hedging instruments:

Liability Derivatives
Balance Sheet Location:	March 31, 2012	September 30, 2011
Current liabilities:
Other current liabilities	$2,616	$2,061
Long-term liabilities
Other liabilities	4,209	5,100
Total derivatives	$6,825	$7,161

The loss recognized on derivatives was as follows:

Location of
Derivatives in	Loss	Amount of		Amount of
Cash Flow	Recognized in	Loss Recognized		Loss Recognized
Hedging	Income on	in Income		in Income
Relationships	Derivative	on Derivatives		on Derivatives
		Three Months ended March 31,		Six Months ended March 31,
		2012	2011	2012	2011

Interest rate swaps	Interest expense	$(733)	$(701)	$(1,420)	$(1,459)

The Company recognized the following losses in accumulated other comprehensive loss (“AOCL”):

Location of
Gain or
			(Loss)	Amount of Loss
			Reclassified	Reclassified from
	Amount of		From	AOCL into
Derivatives in	Loss Recognized in		AOCL into	Income
Cash Flow	AOCL on Derivatives		Income	(Effective Portion*)
Hedging Relationships	March 31, 2012	March 31, 2011	(Effective Portion*)	March 31, 2012	March 31, 2011

Interest rate swaps	$(661)	$(24)	Interest expense	$(866)	$(890)

*There is no ineffective portion or amount excluded from effectiveness testing.

The Company, through certain of its German subsidiaries, has a credit facility with a European bank.  The maximum amount of borrowings available under this facility was 25.0 million Euros ($33,358).  Outstanding borrowings under the credit facility totaled 23.6 million Euros ($31,489) and 23.6 million Euros ($31,593) at March 31, 2012 and September 30, 2011, respectively.  The weighted-average interest rate on outstanding borrowings under this facility at March 31, 2012 and 2011 was 2.45% and 1.78%, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 5.  Debt (continued)

The Company, through its German subsidiary, Saueressig GmbH & Co. KG (“Saueressig”), has several loans with various European banks.  Outstanding borrowings under these loans totaled 8.1 million Euros ($10,823) and 8.3 million Euros ($11,159) at March 31, 2012 and September 30, 2011, respectively. The weighted-average interest rate on outstanding borrowings of Saueressig at March 31, 2012 and 2011 was 6.10% and 6.37%, respectively.

The Company, through its wholly-owned subsidiary, Matthews International S.p.A., has several loans with various Italian banks.  Outstanding borrowings on these loans totaled 6.3 million Euros ($8,403) and 8.7 million Euros ($11,611) at March 31, 2012 and September 30, 2011, respectively.  Matthews International S.p.A. also has four lines of credit totaling 11.4 million Euros ($15,171) with the same Italian banks.  Outstanding borrowings on these lines were 2.4 million Euros ($3,138) and 493,000 Euros ($661) at March 31, 2012 and September 30, 2011, respectively.  The weighted-average interest rate on outstanding Matthews International S.p.A. borrowings at March 31, 2012 and 2011 was 3.15% and 3.40%, respectively.

As of March 31, 2012 and September 30, 2011 the fair value of the Company’s long-term debt, including current maturities, which is classified as level 2 in the fair value hierarchy, approximated the carrying value included in the Condensed Consolidated Balance Sheet.

Note 6.   Share-Based Payments

The Company maintains an equity incentive plan (the “2007 Equity Incentive Plan”) that provides for the grants of stock options, restricted shares, stock-based performance units and certain other types of stock-based awards. Under the 2007 Equity Incentive Plan, which has a ten-year term, the maximum number of shares available for grants or awards is an aggregate of 2,200,000.  The Company also maintains a stock incentive plan (the “1992 Incentive Stock Plan”) that previously provided for grants of stock options, restricted shares and certain other types of stock-based awards.  There will be no further grants under the 1992 Incentive Stock Plan.  At March 31, 2012, there were 813,152 shares reserved for future issuance under the 2007 Equity Incentive Plan. Both plans are administered by the Compensation Committee of the Board of Directors.

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

For the three-month periods ended March 31, 2012 and 2011, total stock-based compensation cost totaled $1,319 and $1,851, respectively.  For the six-month periods ended March 31, 2012 and 2011, total stock-based compensation cost totaled $2,731 and $3,608, respectively.  The associated future income tax benefit recognized was $514 and $721

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 6.   Share-Based Payments (continued)

for the three-month periods ended March 31, 2012 and 2011, respectively, and $1,065 and $1,407 for the six-month periods ended March 31, 2012 and 2011, respectively.

For the three-month periods ended March 31, 2012 and 2011, the amount of cash received from the exercise of stock options was $237 and $338, respectively. For the six-month periods ended March 31, 2012 and 2011, the amount of cash received from the exercise of stock options was $265 and $491, respectively. In connection with these exercises, the tax benefits realized by the Company were $19 and $49 for the three-month periods ended March 31, 2012 and 2011, respectively, and $22 and $100 for the six-month periods ended March 31, 2012 and 2011, respectively.

The transactions for restricted stock for the six months ended March 31, 2012 were as follows:

		Weighted-
		average
		grant-date
	Shares	fair value
Non-vested at September 30, 2011	541,613	$33.62
Granted	155,710	32.07
Vested	(148,003)	35.52
Expired or forfeited	(400)	31.45
Non-vested at March 31, 2012	548,920	32.67

As of March 31, 2012, the total unrecognized compensation cost related to unvested restricted stock was $5,698 and is expected to be recognized over a weighted average period of 1.7 years.

The transactions for shares under options for the six months ended March 31, 2012 were as follows:

			Weighted-
		Weighted-	average	Aggregate
		average	remaining	intrinsic
	Shares	exercise price	contractual term	value
Outstanding, September 30, 2011	872,514	$37.02
Granted	-	-
Exercised	(10,332)	25.64
Expired or forfeited	(8,500)	40.27
Outstanding, March 31, 2012	853,682	37.13	3.5	$-
Exercisable, March 31, 2012	493,329	35.96	3.2	$-

No shares were earned during the three-month and six-month periods ended March 31, 2012 and 2011, respectively.  The intrinsic value of options (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during the six-month periods ended March 31, 2012 and 2011 was $57 and $288, respectively.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 6.   Share-Based Payments (continued)

The transactions for non-vested options for the six months ended March 31, 2012 were as follows:

		Weighted-average
		grant-date
Non-vested shares	Shares	fair value
Non-vested at September 30, 2011	367,586	$11.38
Granted	-	-
Vested	-	-
Expired or forfeited	(7,233)	12.28
Non-vested at March 31, 2012	360,353	11.36

The fair value of each restricted stock grant is estimated on the date of grant using a binomial lattice valuation model.  The following table indicates the assumptions used in estimating fair value of restricted stock for the periods ended March 31, 2012 and 2011.

	Six Months Ended March 31,
	2012	2011
Expected volatility	30.4%	30.0%
Dividend yield	1.0%	1.0%
Average risk free interest rate	0.9%	1.2%
Average expected term (years)	2.0	2.0

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

Under the Company’s Director Fee Plan, directors (except for the Chairman of the Board) who are not also officers of the Company each receive, as an annual retainer fee, either cash or shares of the Company's Class A Common Stock equivalent to $60.  The equivalent amount paid to a non-employee Chairman of the Board is $130. Where the annual retainer fee is provided in shares, each director may elect to be paid these shares on a current basis or have such shares credited to a deferred stock account as phantom stock, with such shares to be paid to the director subsequent to leaving the Board.  The value of deferred shares is recorded in other liabilities.  A total of 16,979 shares had been deferred under the Director Fee Plan at March 31, 2012.  Additionally, directors who are not also officers of the Company each receive an annual stock-based grant (non-statutory stock options, stock appreciation rights and/or restricted shares) with a value of $80.  A total of 22,300 stock options have been granted under the plan.  At March 31, 2012, 11,800 options were outstanding and vested. Additionally, 83,046 shares of restricted stock have been granted under the plan, 29,288 of which were unvested at March 31, 2012.  A total of 300,000 shares have been authorized to be issued under the Director Fee Plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 7.   Earnings Per Share Attributable to Matthews’ Shareholders

The information used to compute earnings per share attributable to Matthews’ common shareholders was as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
Net income attributable to Matthews shareholders	$15,258	$16,587	$26,543	$29,801
Less: dividends and undistributed earnings allocated to participating securities	224	338	436	562
Net income available to Matthews shareholders	$15,034	$16,249	$26,107	$29,239

Weighted-average shares outstanding (in thousands):
Basic shares	27,926	28,961	27,933	28,993
Effect of dilutive securities:
Stock options	8	19	9	18
Restricted shares	19	-	56	-
Phantom stock units	15	25	15	26
Diluted shares	27,968	29,005	28,013	29,037

Options to purchase 786,292 and 786,667 shares of common stock were not included in the computation of diluted earnings per share for the three months and six months ended March 31, 2012, respectively, because the inclusion of these options would be anti-dilutive.  Options to purchase 287,968 and 605,602 shares of common stock were not included in the computation of diluted earnings per share for the three months and six months ended March 31, 2011, respectively, because the inclusion of these options would be anti-dilutive.

Note 8.   Pension and Other Postretirement Benefit Plans

The Company provides defined benefit pension and other postretirement plans to certain employees. Net periodic pension and other postretirement benefit cost for the plans included the following:

	Three months ended March 31,
	Pension		Other Postretirement
	2012	2011	2012	2011

Service cost	$1,424	$1,237	$182	$158
Interest cost	1,950	1,867	321	313
Expected return on plan assets	(1,953)	(1,843)	-	-
Amortization:
Prior service cost	(11)	6	(113)	(119)
Net actuarial loss	1,680	1,338	134	102

Net benefit cost	$3,090	$2,605	$524	$454

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 8.   Pension and Other Postretirement Benefit Plans (continued)

	Six months ended March 31,
	Pension		Other Postretirement
	2012	2011	2012	2011

Service cost	$2,848	$2,474	$364	$316
Interest cost	3,900	3,734	642	626
Expected return on plan assets	(3,906)	(3,686)	-	-
Amortization:
Prior service cost	(22)	12	(226)	(238)
Net actuarial loss	3,360	2,676	268	204

Net benefit cost	$6,180	$5,210	$1,048	$908

Benefit payments under the Company’s principal retirement plan are made from plan assets, while benefit payments under the postretirement benefit plan are made from the Company’s operating funds.  Under IRS regulations, the Company is not required to make any significant contributions to its principal retirement plan in fiscal year 2012.

Contributions made and anticipated for fiscal year 2012 are as follows:

Contributions	Pension	Other Postretirement

Contributions during the six months ended March 31, 2012:
Supplemental retirement plan	$366	$ -
Other postretirement plan	-	497

Additional contributions expected in fiscal 2012:
Supplemental retirement plan	400	-
Other postretirement plan	-	632

Note 9.   Income Taxes

Income tax provisions for the Company’s interim periods are based on the effective income tax rate expected to be applicable for the full year. The Company's effective tax rate for the six months ended March 31, 2012 was 34.5%, compared to 35.2% for the second quarter of fiscal 2011. The difference between the Company's effective tax rate and the Federal statutory rate of 35.0% primarily reflected the impact of state and foreign income taxes.

The Company had unrecognized tax benefits (excluding penalties and interest) of $3,634 and $2,928 on March 31, 2012 and September 30, 2011, respectively, all of which, if recorded, would impact the 2012 annual effective tax rate.  It is reasonably possible that $269 of the unrecognized tax benefits could be recognized in the next 12 months primarily due to tax examinations and the expiration of statutes related to specific tax positions.

The Company classifies interest and penalties on tax uncertainties as a component of the provision for income taxes. The Company included $285 in interest and penalties in the provision for income taxes for the first six months of fiscal 2012. Total penalties and interest accrued were $2,127 and $1,842 at March 31, 2012 and September 30, 2011, respectively.  These accruals may potentially be applicable in the event of an unfavorable outcome of uncertain tax positions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 9.   Income Taxes (continued)

The Company is currently under examination in several tax jurisdictions and remains subject to examination until the statute of limitations expires for those tax jurisdictions.  As of March 31, 2012, the tax years that remain subject to examination by major jurisdiction generally are:

United States – Federal	2008 and forward
United States – State	2008 and forward
Canada	2007 and forward
Europe	2003 and forward
United Kingdom	2009 and forward
Australia	2007 and forward
Asia	2005 and forward

Note 10.   Segment Information

The Company's products and operations consist of two principal businesses that are comprised of three operating segments each, as described under Nature of Operations (Note 1):  Memorialization (Cemetery Products, Funeral Home Products, Cremation) and Brand Solutions (Graphics Imaging, Marking Products, Merchandising Solutions).  Effective October 1, 2011, the Company’s cremation casket manufacturing operations are included in the Funeral Home Products segment.  Prior period financial information has been reclassified to reflect the current presentation.  Management evaluates segment performance based on operating profit (before income taxes) and does not allocate non-operating items such as investment income, interest expense, other income (deductions), net, and noncontrolling interests.

Information about the Company's segments follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
Sales to external customers:
Memorialization:
Cemetery Products	$53,575	$52,857	$98,725	$103,370
Funeral Home Products	61,767	67,391	120,338	129,048
Cremation	11,098	8,294	20,532	16,534
	126,440	128,542	239,595	248,952
Brand Solutions:
Graphics Imaging	64,839	64,834	135,282	124,861
Marking Products	17,756	14,521	34,139	27,442
Merchandising Solutions	16,510	12,254	33,742	26,240
	99,105	91,609	203,163	178,543

	$225,545	$220,151	$442,758	$427,495

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 10.   Segment Information (continued)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
Operating profit:
Memorialization:
Cemetery Products	$10,165	$10,811	$14,700	$20,937
Funeral Home Products	7,327	9,547	13,815	15,918
Cremation	1,232	515	1,989	1,043
	18,724	20,873	30,504	37,898
Brand Solutions:
Graphics Imaging	3,731	5,907	8,712	9,625
Marking Products	2,045	1,888	3,413	2,914
Merchandising Solutions	787	(183)	1,583	14
	6,563	7,612	13,708	12,553

	$25,287	$28,485	$44,212	$50,451

Note 11.   Goodwill and Other Intangible Assets

Goodwill related to business combinations is not amortized but is subject to annual review for impairment. In general, when the carrying value of a reporting unit exceeds its implied fair value, an impairment loss must be recognized. For purposes of testing for impairment, the Company uses a discounted cash flow technique.  Intangible assets are amortized over their estimated useful lives unless such lives are considered to be indefinite. A significant decline in cash flows generated from these assets may result in a write-down of the carrying values of the related assets.  The Company performed its annual impairment review in the second fiscal quarter.

A summary of the carrying amount of goodwill attributable to each segment as well as the changes in such amounts are as follows:

	Cemetery	Funeral Home		Graphics	Marking	Merchandising
	Products	Products	Cremation	Imaging	Products	Solutions	Consolidated

Goodwill	$88,142	$162,819	$16,735	$167,828	$29,593	$9,138	$474,255
Accumulated impairment losses	(412)	-	(5,000)	(3,840)	-	-	(9,252)
Balance at September 30, 2011	87,730	162,819	11,735	163,988	29,593	9,138	465,003

Additions during period	-	57	770	794	1,151	-	2,772
Translation and other adjustments	106	-	94	720	74	-	994
Goodwill	88,248	162,876	17,599	169,342	30,818	9,138	478,021
Accumulated impairment losses	(412)	-	(5,000)	(3,840)	-	-	(9,252)
Balance at March 31, 2012	$87,836	$162,876	$12,599	$165,502	$30,818	$9,138	$468,769

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 11.   Goodwill and Other Intangible Assets (continued)

The additions to Funeral Home Products and Marking Products goodwill primarily represents the effect of adjustments to purchase price; the addition to Cremation goodwill reflects the acquisition of a small cremation equipment manufacturer in Europe; and the addition to Graphics Imaging goodwill related primarily to additional consideration paid in accordance with the purchase agreement with Tact Group Limited.

The following tables summarize the carrying amounts and related accumulated amortization for intangible assets as of March 31, 2012 and September 30, 2011, respectively.

	Carrying	Accumulated
	Amount	Amortization	Net
March 31, 2012:
Trade names	$24,430	$- *	$24,430
Trade names	2,238	(1,382)	856
Customer relationships	48,026	(14,532)	33,494
Copyrights/patents/other	9,937	(7,581)	2,356
	$84,631	$(23,495)	$61,136

September 30, 2011:
Trade names	$24,266	$- *	$24,266
Trade names	2,227	(1,147)	1,080
Customer relationships	47,876	(13,228)	34,648
Copyrights/patents/other	9,870	(7,039)	2,831
	$84,239	$(21,414)	$62,825
* Not subject to amortization

The net change in intangible assets during the six months ended March 31, 2012 included the impact of foreign currency fluctuations during the period and additional amortization.

Amortization expense on intangible assets was $1,004 and $1,151 for the three-month periods ended March 31, 2012 and 2011, respectively.  For the six-month periods ended March 31, 2012 and 2011, amortization expense was $2,009 and $2,214, respectively. Amortization expense is estimated to be $1,902 in 2012, $3,549 in 2013, $3,337 in 2014, $3,067 in 2015 and $2,794 in 2016.

Note 12.   Subsequent Events:

On May 4, 2012, the Company announced that it had acquired Everlasting Granite Memorial Co., Inc., a supplier of granite memorials, columbariums and private mausoleum estates.

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

Results of Operations:

The following table sets forth sales and operating profit for the Company’s Memorialization and Brand Solutions businesses for the periods indicated.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
Sales:
Memorialization	$126,440	$128,542	$239,595	$248,952
Brand Solutions	99,105	91,609	203,163	178,543
	$225,545	$220,151	$442,758	$427,495

Operating Profit:
Memorialization	$18,724	$20,873	$30,504	$37,898
Brand Solutions	6,563	7,612	13,708	12,553
	$25,287	$28,485	$44,212	$50,451

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

Sales for the six months ended March 31, 2012 were $442.8 million, compared to $427.5 million for the six months ended March 31, 2011.  Higher sales were reported in each of the Company’s Brand Solutions businesses and the Cremation segment.  These increases were partially offset by lower sales in the Cemetery Products and Funeral Home Products segments, which were unfavorably impacted by a decline in the estimated number of casketed and in-ground burial (non-cremation) deaths.

Consolidated sales were also affected by an unfavorable impact of approximately $2.6 million from changes in foreign currency values against the U.S. dollar.

In the Memorialization businesses, Cemetery Products segment sales for the first six months of fiscal 2012 were $98.7 million compared to $103.4 million for the first six months of fiscal 2011.  The decrease resulted primarily from a decline in sales volume of bronze memorials and lower mausoleum sales.  Lower sales of bronze memorials principally reflected the impact of lower estimated U.S. in-ground burial deaths in fiscal 2012 compared to the prior year.  Sales for the Funeral Home Products segment were $120.3 million for the first six months of fiscal 2012 compared to $129.0 million for the same period in fiscal 2011. The decrease resulted principally from the impact of lower year-over-year casketed deaths in the U.S. and a decline in sales to independent distributors.  Sales for the Cremation segment were $20.5 million for the first half of fiscal 2012 compared to $16.5 million for the same period a year ago. The increase principally reflected higher sales of cremation equipment in the U.S. and Europe.

In the Brand Solutions businesses, sales for the Graphics Imaging segment in the first six months of fiscal 2012 were $135.3 million, compared to $124.9 million for the same period a year ago.  The increase resulted principally from higher sales in Europe and the U.K. and the acquisition of Kroma Pre-Press Preparation Systems Industry & Trade, Inc. (“Kroma”) in July 2011, partially offset by an unfavorable impact of approximately $2.3 million from changes in the value of foreign currencies against the U.S. dollar.  Marking Products segment sales for the six months ended March 31, 2012 were $34.1 million, compared to $27.4 million for the first six months of fiscal 2011. The increase resulted principally from acquisitions completed in fiscal 2011 and higher sales in Europe and China.  Sales for the Merchandising Solutions segment were $33.7 million for the first half of fiscal 2012, compared to $26.2 million for the same period a year ago.  The increase principally reflected higher volume for several global customers.

Gross profit for the six months ended March 31, 2012 was $162.7 million, compared to $167.9 million for the six months ended March 31, 2011.  Consolidated gross profit as a percent of sales for the first half of fiscal 2012 decreased to 36.7% from 39.3% for the first half of fiscal 2011.  The decrease in consolidated gross profit and gross profit percentage primarily reflected the impact of lower sales in the Cemetery Products and Funeral Home Products segments and higher commodity costs, partially offset by the impact of higher sales in the Brand Solutions businesses and Cremation segment.

Selling and administrative expenses for the six months ended March 31, 2012 were $118.5 million, compared to $117.4 million for the first half of fiscal 2011.  Consolidated selling and administrative expenses as a percent of sales were 26.8% for the six months ended March 31, 2012, compared to 27.5% for the same period last year. The increase in selling and administrative expenses was primarily attributable to higher sales in the Graphics Imaging and Cremation segments and recent acquisitions in the Marking Products segment.  These increases were partially offset by the benefit of selling and casket distribution cost structure initiatives in the Funeral Home Products segment, which favorably impacted selling and administrative expense as a percent of sales.

Operating profit for the six months ended March 31, 2012 was $44.2 million, compared to $50.5 million for the six months ended March 31, 2011.  Cemetery Products segment operating profit for the six months ended March 31, 2012 was $14.7 million, compared to $20.9 million for the first half of fiscal 2011.  The decrease primarily reflected lower sales, higher bronze ingot costs, ERP system implementation costs and severance costs. These declines were partially offset by a favorable settlement on a claim related to the Company’s granite business.  Funeral Home Products segment operating profit was $13.8 million for the first six months of fiscal 2012, compared to $15.9 million for the same period in fiscal 2011.  The decline primarily reflected the impact of lower sales and higher transportation costs (fuel). Cremation segment operating profit for the first half of fiscal 2012 was $2.0 million, compared to $1.0 million for the same period in the prior year, principally reflecting the sales improvement.  Graphics Imaging segment operating profit for the six months ended March 31, 2012 was $8.7 million, compared to $9.6 million for the same period in fiscal 2011.  The decrease resulted mainly from the net unfavorable impact of unusual items in the fiscal 2012 second quarter.  These items primarily included charges related to acquisition activities and severance costs.  In addition, the segment’s operating profit for the current period reflected an unfavorable impact of approximately $286,000 from changes in foreign currency values against the U.S. dollar.  These decreases were offset partially by the impact of the Kroma acquisition.  Operating profit for the Marking Products segment for the first half of fiscal 2012 was $3.4 million, compared to $2.9 million for the same period a year ago.  The increase primarily resulted from higher sales, offset partially by higher research and development expenses.  Merchandising Solutions segment operating profit was $1.6 million for the first six months of fiscal 2012, compared to $14,000 for the same period in fiscal 2011.  The increase primarily reflected higher sales in fiscal 2012.

Investment income was $2.8 million for the six months ended March 31, 2012, compared to $1.6 million for the six months ended March 31, 2011.  The increase primarily reflected improved rates of return on the Company’s investments.  Interest expense was approximately $5.3 million for the first six months of fiscal 2012, compared to $3.8 million for the first six months of fiscal 2011. The increase primarily reflected higher debt levels compared to a year ago.  Other income (deductions), net for the six months ended March 31, 2012 represented a decrease in pre-tax income of $1.2 million, compared to $966,000 for the same period last year.

The Company's effective tax rate for the six months ended March 31, 2012 was 34.5%, compared to 35.2% for the first half of fiscal 2011 and 34.4% for the fiscal 2011 full year.  The fiscal 2011 full year effective tax rate included the favorable impact of adjustments totaling $606,000 in income tax expense primarily related to changes in the estimated tax accruals for open tax periods.  Excluding those adjustments, the Company’s effective tax rate for fiscal 2011 was 35.0%.  The decrease in the effective tax rate from the fiscal 2011 first six months and full year, excluding adjustments, primarily reflected the impact of the Company’s European operating structure initiatives.  The difference between the Company's effective tax rate and the Federal statutory rate of 35.0% primarily reflected the impact of state taxes, offset by lower foreign income taxes.

The deduction for net income attributable to noncontrolling interests in the first six months of fiscal 2012 was $69,000, compared to $841,000 in the first six months of fiscal 2011.  The decrease related principally to the Company’s acquisition of the remaining 22% interest in Saueressig in April 2011.

Goodwill:

Goodwill related to business combinations is not amortized, but is subject to annual review for impairment.  In general, when the carrying value of a reporting unit exceeds its implied fair value, an impairment loss must be recognized.  For purposes of testing for impairment, the Company uses a discounted cash flow technique.  The Company performed its annual impairment review in the second quarter of fiscal 2012 and determined that no additional adjustments to the carrying values of goodwill were necessary at March 31, 2012.

Liquidity and Capital Resources:

Net cash provided by operating activities was $26.2 million for the six months ended March 31, 2012, compared to $33.8 million for the first six months of fiscal 2011. Operating cash flow for both periods reflected net income adjusted for depreciation, amortization, stock-based compensation expense and pension expense, partially offset by decreases in deferred taxes.   The decline in operating cash flows primarily reflected lower net income.

Cash used in investing activities was $17.9 million for the six months ended March 31, 2012, compared to $40.0 million for the six months ended March 31, 2011.  Investing activities for the first half of fiscal 2012 reflected capital expenditures of $15.9 million, payments (net of cash acquired) of $1.4 million for acquisitions, net purchases of investments of $950,000 and proceeds from the sale of assets of $357,000.  Investing activities for the first half of fiscal 2011 primarily reflected capital expenditures of $7.7 million, payments (net of cash acquired) of $31.7 million for acquisitions, net purchases of investments of $1.6 million and proceeds from the sale of assets of $1.0 million.

Capital expenditures reflected reinvestment in the Company's business segments and were made primarily for the purchase of new manufacturing machinery, equipment and facilities designed to improve product quality, increase manufacturing efficiency, lower production costs and meet regulatory requirements.  The increase in capital expenditures for fiscal 2012 primarily resulted from several projects in the Graphics Imaging segment.  Capital expenditures for the last three fiscal years were primarily financed through operating cash.  Capital spending for property, plant and equipment has averaged $21.1 million for the last three fiscal years.  Capital spending for fiscal 2012 is expected to be in the $25.0 to $30.0 million range.  The Company expects to generate sufficient cash from operations to fund all anticipated capital spending projects.

Cash used in financing activities for the six months ended March 31, 2012 was $16.0 million, primarily reflecting treasury stock purchases of $11.3 million and dividends of $5.1 million to the Company's shareholders.  Cash provided by financing activities for the first half of 2011 was $4.4 million, primarily reflecting long-term debt proceeds, net of repayments, of $16.7 million, proceeds of $491,000 from the sale of treasury stock (stock option exercises), treasury stock purchases of $7.4 million, dividends of $4.7 million to the Company's shareholders and distributions to noncontrolling interests of $621,000.

The Company has a domestic Revolving Credit Facility with a syndicate of financial institutions.  In March, 2012, the maximum amount of borrowings available under the facility was increased from $300.0 million to $400.0 million and the facility’s maturity was extended to March 2017.  Borrowings under the amended facility bear interest at LIBOR plus a factor ranging from 1.00% to 1.50% based on the Company’s leverage ratio.  The leverage ratio is defined as net indebtedness divided by EBITDA (earnings before interest, taxes, depreciation and amortization).  The Company is required to pay an annual commitment fee ranging from .20% to .30% (based on the Company’s leverage ratio) of the unused portion of the facility.

The Revolving Credit Facility requires the Company to maintain certain leverage and interest coverage ratios.  A portion of the facility (not to exceed $25.0 million) is available for the issuance of commercial and standby letters of credit.  Outstanding borrowings on the Revolving Credit Facility were $250.0 million as of March 31, 2012 and September 30, 2011.  The weighted-average interest rate on outstanding borrowings under the credit facilities was 2.89% and 2.85% at March 31, 2012 and 2011, respectively.

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

The fair value of the interest rate swaps reflected an unrealized loss of $6.8 million ($4.2 million after tax) at March 31, 2012 that is included in shareholders’ equity as part of accumulated other comprehensive loss (“AOCL”).  Assuming market rates remain constant with the rates at March 31, 2012, approximately $1.6 million of the $4.2 million loss included in AOCL is expected to be recognized in earnings as an adjustment to interest expense over the next twelve months.

The Company, through certain of its German subsidiaries, has a credit facility with a European bank.  The maximum amount of borrowings available under this facility was 25.0 million Euros ($33.4 million).  Outstanding borrowings under the credit facility totaled 23.6 million Euros ($31.5 million) and 23.6 million Euros ($31.6 million) at March 31, 2012 and September 30, 2011, respectively.  The weighted-average interest rate on outstanding borrowings under this facility at March 31, 2012 and 2011 was 2.45% and 1.78%, respectively.

The Company, through its German subsidiary, Saueressig GmbH & Co. KG (“Saueressig”), has several loans with various European banks.  Outstanding borrowings under these loans totaled 8.1 million Euros ($10.8 million) and 8.3 million Euros ($11.2 million) at March 31, 2012 and September 30, 2011, respectively. The weighted-average interest rate on outstanding borrowings of Saueressig at March 31, 2012 and 2011 was 6.10% and 6.37%, respectively.

The Company, through its wholly-owned subsidiary, Matthews International S.p.A., has several loans with various Italian banks.  Outstanding borrowings on these loans totaled 6.3 million Euros ($8.4 million) and 8.7 million Euros ($11.6 million) at March 31, 2012 and September 30, 2011, respectively.  Matthews International S.p.A. also has four lines of credit totaling 11.4 million Euros ($15.2 million) with the same Italian banks.  Outstanding borrowings on these lines were 2.4 million Euros ($3.1 million) and 493,000 Euros ($661,000) at March 31, 2012 and September 30, 2011, respectively.  The weighted-average interest rate on outstanding Matthews International S.p.A. borrowings at March 31, 2012 and 2011 was 3.15% and 3.40%, respectively.

The Company has a stock repurchase program.  The buy-back program is designed to increase shareholder value, enlarge the Company's holdings of its common stock, and add to earnings per share.  Repurchased shares may be retained in treasury, utilized for acquisitions, or reissued to employees or other purchasers, subject to the restrictions of the Company’s Restated Articles of Incorporation.  As of March 31, 2012, the Company had a total available repurchase authorization of 2,476,490 shares.

Consolidated working capital of the Company was $210.2 million at March 31, 2012, compared to $208.1 million at September 30, 2011.  Cash and cash equivalents were $54.7 million at March 31, 2012, compared to $61.7 million at September 30, 2011. The Company's current ratio was 2.3 at March 31, 2012 and September 30, 2011.

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

At March 31, 2012, an accrual of approximately $6.0 million had been recorded for environmental remediation (of which $788,000 was classified in other current liabilities), representing management's best estimate of the probable and reasonably estimable costs of the Company's known remediation obligations.  The accrual, which reflects previously established reserves assumed with the acquisition of York and additional reserves recorded as a purchase accounting adjustment, does not consider the effects of inflation and anticipated expenditures are not discounted to their present value.  Changes in the accrued environmental remediation obligation from the prior fiscal year reflect payments charged against the accrual.

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

The Company continues to face several challenges that could have a significant influence on expectations for the remainder of fiscal 2012.  The uneven pace of the economic recovery will influence the pace of growth for all segments.  Recent financial market issues in Europe could affect several of the countries in which the Company operates, which may also have an unfavorable impact on currency exchange rates.  In addition, the Memorialization businesses continue to operate in a climate of declining death rates, competitive pressures on pricing and product mix, and volatile commodity costs.  However, the Company is continuously working on productivity and cost reduction initiatives to strengthen all of its businesses.  In addition, recent acquisitions are favorably impacting fiscal 2012 results.

Based on current forecasts, the Company currently estimates fiscal 2012 earnings per share on an adjusted (non-GAAP) basis will be in the range of $2.57 to $2.62, which is relatively consistent with fiscal 2011 earnings per share, excluding unusual items from both years.

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

LONG-TERM CONTRACTUAL OBLIGATIONS AND COMMITMENTS:

The following table summarizes the Company’s contractual obligations at March 31, 2012, and the effect such obligations are expected to have on its liquidity and cash flows in future periods.

	Payments due in fiscal year:
		Remainder			After
	Total	2012	2013 to 2014	2015 to 2016	2016
Contractual Cash Obligations:	(Dollar amounts in thousands)
Revolving credit facilities	$281,489	$-	$-	$-	$281,489
Notes payable to banks	28,342	13,303	11,516	1,178	2,345
Short-term borrowings	4,279	4,279	-	-	-
Capital lease obligations	3,414	892	1,854	668	-
Non-cancelable operating leases	21,851	4,777	12,113	4,039	922

Total contractual cash obligations	$339,375	$23,251	$25,483	$5,885	$284,756

A significant portion of the loans included in the table above bear interest at variable rates.  At March 31, 2012, the weighted-average interest rate was 2.89% on the Company’s domestic Revolving Credit Facility, 2.45% on the credit facility through the Company’s German subsidiaries, 6.10% on bank loans to its majority-owned subsidiary, Saueressig, and 3.15% on bank loans to the Company’s wholly-owned subsidiary, Matthews International S.p.A.

Benefit payments under the Company’s principal retirement plan are made from plan assets, while benefit payments under the supplemental retirement plan and postretirement benefit plan are funded from the Company’s operating cash.  The Company is not required to make any significant contributions to its principal retirement plan in fiscal 2012.  During the six months ended March 31, 2012, contributions of $366,000 and $497,000 were made under the supplemental retirement plan and postretirement plan, respectively.  The Company currently anticipates contributing an additional $400,000 and $632,000 under the supplemental retirement plan and postretirement plan, respectively, for the remainder of fiscal 2012.

Unrecognized tax benefits are positions taken, or expected to be taken, on an income tax return that may result in additional payments to tax authorities.  If a tax authority agrees with the tax position taken, or expected to be taken, or the applicable statute of limitations expires, then additional payments will not be necessary.  As of March 31, 2012, the Company had unrecognized tax benefits, excluding penalties and interest, of approximately $3.6 million.  The timing of potential future payments related to the unrecognized tax benefits is not presently determinable. The Company believes that its current liquidity sources, combined with its operating cash flow and borrowing capacity, will be sufficient to meet its capital needs for the foreseeable future.

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

The fair value of the interest rate swaps reflected an unrealized loss of $6.8 million ($4.2 million after tax) at March 31, 2012 that is included in equity as part of accumulated other comprehensive loss.  A decrease of 10% in market interest rates (e.g. a decrease from 5.0% to 4.5%) would result in an increase of approximately $764,000 in the fair value liability of the interest rate swaps.

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

Foreign Currency Exchange Rates - The Company is subject to changes in various foreign currency exchange rates, including the Euro, British Pound, Canadian Dollar, Australian Dollar, Swedish Krona, Chinese Yuan, Hong Kong Dollar, Polish Zloty, Turkish Lira and Vietnamese Dong in the conversion from local currencies to the U.S. dollar of the reported financial position and operating results of its non-U.S. based subsidiaries.  A strengthening of the U. S. dollar of 10% would have resulted in a decrease in reported sales of $16.3 million and a decrease in reported operating income of $1.6 million for the six months ended March 31, 2012.

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

	Impact of Changes in Actuarial Assumptions
	Change in Discount Rate		Change in Expected Return		Change in Market Value of Assets
	+1%	-1%	+1%	-1%	+5%	-5%
	(Dollar amounts in thousands)
Increase (decrease) in net benefit cost	$ (2,259)	$ 2,729	$(915)	$915	$ (833) )	$ 833

Increase (decrease) in projected benefit obligation	(20,183)	24,973	-	-	-	-

Increase (decrease) in funded status	20,183	(24,973)	-	-	4,711	(4,711)

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

Management, under the supervision and with the participation of our Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures in effect as of March 31, 2012. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2012, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that material information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, and that such information is recorded, summarized and properly reported within the appropriate time period, relating to the Company and its consolidated subsidiaries, required to be included in the Exchange Act reports, including this Quarterly Report on Form 10-Q.

There have been no changes in the Company’s internal controls over financial reporting that occurred during the fiscal quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2.                      Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Stock Repurchase Plan

The Company has a stock repurchase program.  The buy-back program is designed to increase shareholder value, enlarge the Company's holdings of its common stock, and add to earnings per share.  Repurchased shares may be retained in treasury, utilized for acquisitions, or reissued to employees or other purchasers, subject to the restrictions of the Company’s Restated Articles of Incorporation.  As of September 30, 2011, the Company's Board of Directors had authorized the repurchase of a total of 2,500,000 shares of Matthews’ common stock under the program, of which 2,169,470 shares had been repurchased.  In November 2011, the Company’s Board of Directors approved the continuation of its stock repurchase program and increased the total authorization for stock repurchases by an additional 2,500,000 shares. As a result, as of March 31, 2012, the Company had a total available repurchase authorization of 2,476,490 shares.

The following table shows the monthly fiscal 2012 stock repurchase activity:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced plan	Maximum number of shares that may yet be purchased under the plan

October 2011	10,000	$29.58	10,000	320,530
November 2011	97,570	33.48	97,570	2,722,960
December 2011	118,248	31.51	118,248	2,604,712
January 2012	18,222	31.49	18,222	2,586,490
February 2012	30,000	31.20	30,000	2,556,490
March 2012	80,000	31.24	80,000	2,476,490
Total	354,040	$31.91	354,040

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit
	No.	Description

	10.1	First Amendment to Revolving Credit Facility
	31.1	Certification of Principal Executive Officer for Joseph C. Bartolacci
	31.2	Certification of Principal Financial Officer for Steven F. Nicola
	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Joseph C. Bartolacci
	32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Steven F. Nicola

(b)	Reports on Form 8-K

On January 27, 2012, Matthews filed a Current Report on Form 8-K under Item 2.02 in connection with a press release announcing its earnings for the first fiscal quarter of 2012.

On February 21, 2012, Matthews filed a Current Report on Form 8-K under Item 5.07 reporting the results of the matters voted on at the Company’s Annual Meeting of Shareholders held on February 16, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATTHEWS INTERNATIONAL CORPORATION
(Registrant)

Date: May 4, 2012	/s/ Joseph C. Bartolacci
Joseph C. Bartolacci, President
and Chief Executive Officer

Date: May 4, 2012	/s/ Steven F. Nicola
Steven F. Nicola, Chief Financial Officer,
Secretary and Treasurer