Form 10-Q
period 2012-06-30
MATTHEWS INTERNATIONAL CORP
filed 2012-08-03
CIK 63296

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-Q

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For The Quarterly Period Ended June 30, 2012

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

As of July 31, 2012, shares of common stock outstanding were:

  Class A Common Stock 27,943,495 shares

PART I - FINANCIAL INFORMATION
MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollar amounts in thousands, except per share data)

	June 30, 2012		September 30, 2011

ASSETS
Current assets:
Cash and cash equivalents		$54,692		$61,662
Accounts receivable, net		172,247		164,738
Inventories		133,171		125,567
Deferred income taxes		1,709		1,722
Other current assets		22,253		16,157

Total current assets		384,072		369,846

Investments		18,393		15,105
Property, plant and equipment: Cost	$342,679		$330,895
Less accumulated depreciation	(201,883)		(196,391)
		140,796		134,504
Deferred income taxes		34,451		33,818
Other assets		12,953		16,354
Goodwill		471,306		465,003
Other intangible assets, net		59,604		62,825

Total assets		$1,121,575		$1,097,455

LIABILITIES
Current liabilities:
Long-term debt, current maturities		$23,785		$18,014
Accounts payable		43,381		46,655
Accrued compensation		28,491		31,339
Accrued income taxes		18,350		10,272
Other current liabilities		61,251		55,461

Total current liabilities		175,258		161,741

Long-term debt		296,498		299,170
Accrued pension		70,097		66,714
Postretirement benefits		27,484		26,417
Deferred income taxes		15,875		17,007
Environmental reserve		5,033		5,406
Other liabilities		38,471		42,745
Total liabilities		628,716		619,200

Arrangement with noncontrolling interest		10,406		10,162

SHAREHOLDERS’ EQUITY
Shareholders' equity-Matthews:
Common stock	$36,334		$36,334
Additional paid-in capital	46,502		48,554
Retained earnings	716,929		681,658
Accumulated other comprehensive loss	(64,489)		(58,658)
Treasury stock, at cost	(256,132)		(243,246)
Total shareholders’ equity-Matthews		479,144		464,642
Noncontrolling interests		3,309		3,451
Total shareholders’ equity		482,453		468,093

Total liabilities and shareholders' equity		$1,121,575		$1,097,455

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Sales	$227,478	$231,511	$670,236	$659,006
Cost of sales	(139,769)	(139,567)	(419,825)	(399,204)

Gross profit	87,709	91,944	250,411	259,802

Selling and administrative expenses	(60,196)	(56,863)	(178,686)	(174,270)

Operating profit	27,513	35,081	71,725	85,532

Investment income	176	595	3,020	2,244
Interest expense	(2,881)	(2,166)	(8,165)	(6,005)
Other income (deductions), net	(602)	(559)	(1,755)	(1,525)

Income before income taxes	24,206	32,951	64,825	80,246

Income taxes	(7,821)	(10,780)	(21,828)	(27,433)

Net income	16,385	22,171	42,997	52,813
Less: net income attributable to noncontrolling interests	(60)	(296)	(129)	(1,137)

Net income attributable to Matthews shareholders	$16,325	$21,875	$42,868	$51,676

Earnings per share attributable to Matthews shareholders:
Basic	$0.58	$0.74	$1.51	$1.75

Diluted	$0.58	$0.74	$1.51	$1.75

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
for the nine months ended June 30, 2012 and 2011 (Unaudited)
(Dollar amounts in thousands, except per share data)

	Shareholders’ Equity
				Accumulated
		Additional		Other		Non-
	Common	Paid-in	Retained	Comprehensive	Treasury	controlling
	Stock	Capital	Earnings	Income (Loss)	Stock	interests	Total
Balance, September 30, 2010	$36,334	$48,294	$621,923	$(37,136)	$(207,470)	$31,783	$493,728
Net income	-	-	51,676	-	-	1,137	52,813
Minimum pension liability	-	-	-	2,409	-	-	2,409
Translation adjustment	-	-	-	14,497	-	2,209	16,706
Fair value of derivatives	-	-	-	(81)	-	-	(81)
Total comprehensive income							71,847
Stock-based compensation	-	5,301	-	-	-	-	5,301
Purchase of 394,208 shares of treasury stock	-	-	-	-	(14,343)	-	(14,343)
Issuance of 283,897 shares of treasury stock	-	(6,816)	-	-	8,606	-	1,790
Dividends, $.24 per share	-	-	(7,078)	-	-	-	(7,078)
Distributions to noncontrolling interests	-	-	-	-	-	(34,244)	(34,244)
Arrangement- noncontrolling interest	-	-	(3,005)	-	-	2,728	(277)
Balance, June 30, 2011	$36,334	$46,779	$663,516	$(20,311)	$(213,207)	$3,613	$516,724

	Shareholders’ Equity
				Accumulated
		Additional		Other		Non-
	Common	Paid-in	Retained	Comprehensive	Treasury	controlling
	Stock	Capital	Earnings	Income (Loss)	Stock	interests	Total
Balance, September 30, 2011	$36,334	$48,554	$681,658	$(58,658)	$(243,246)	$3,451	$468,093
Net income	-	-	42,868	-	-	129	42,997
Minimum pension liability	-	-	-	3,068	-	-	3,068
Translation adjustment	-	-	-	(8,239)	-	(101)	(8,340)
Fair value of derivatives	-	-	-	(660)	-	-	(660)
Total comprehensive income							37,065
Stock-based compensation	-	4,097	-	-	-	-	4,097
Purchase of 618,366 shares of treasury stock	-	-	-	-	(18,908)	-	(18,908)
Issuance of 184,806 shares of treasury stock	-	(6,149)	-	-	6,022	-	(127)
Dividends, $.27 per share	-	-	(7,597)	-	-	-	(7,597)
Distributions to noncontrolling interests	-	-	-	-	-	(170)	(170)
Balance, June 30, 2012	$36,334	$46,502	$716,929	$(64,489)	$(256,132)	$3,309	$482,453

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollar amounts in thousands, except per share data)

	Nine Months Ended
	June 30,
	2012	2011

Cash flows from operating activities:
Net income	$42,997	$52,813
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,858	20,447
Gain on sale of assets	(4,633)	(3,298)
Stock-based compensation expense	4,097	5,301
Change in deferred taxes	(2,711)	(618)
Changes in working capital items	(15,749)	(23,418)
Decrease in other assets	3,586	4,727
Decrease in other liabilities	(2,575)	(1,524)
Increase in pension and postretirement benefits	9,479	7,579

Net cash provided by operating activities	56,349	62,009

Cash flows from investing activities:
Capital expenditures	(24,641)	(15,850)
Acquisitions, net of cash acquired	(12,541)	(31,458)
Proceeds from sale of assets	1,229	1,175
Purchases of investments	(950)	(1,639)

Net cash used in investing activities	(36,903)	(47,772)

Cash flows from financing activities:
Proceeds from long-term debt	21,000	63,031
Payments on long-term debt	(19,051)	(37,529)
Proceeds from the sale of treasury stock	264	1,570
Purchases of treasury stock	(18,908)	(14,343)
Excess tax benefit of share-based compensation arrangements	3	73
Dividends	(7,597)	(7,078)
Distributions to noncontrolling interests	(170)	(34,244)

Net cash used in financing activities	(24,459)	(28,520)

Effect of exchange rate changes on cash	(1,957)	9,288

Net change in cash and cash equivalents	$(6,970)	$(4,995)

Non-cash investing and financing activities:
Acquisition of equipment under capital lease	$420	$2,764

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2012
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

The Company has manufacturing and marketing facilities in the United States, Mexico, Canada, Europe, Australia and Asia.

Note 2.   Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information for commercial and industrial companies and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the nine months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2012. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2011.  The consolidated financial statements include all domestic and foreign subsidiaries in which the Company maintains an ownership interest and has operating control.  All intercompany accounts and transactions have been eliminated.

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

Level 2:                      Inputs other than quoted prices included within level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3:                      Unobservable inputs for the asset or liability.

The fair values of the Company’s assets and liabilities measured on a recurring basis are categorized as follows:

	June 30, 2012				September 30, 2011
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Trading securities	$15,676	-	-	$15,676	$13,426	-	-	$13,426
Total assets at fair value	$15,676	-	-	$15,676	$13,426	-	-	$13,426

Liabilities:
Derivatives (1)	-	$8,244	-	$8,244	-	$7,161	-	$7,161
Total liabilities at fair value	-	$8,244	-	$8,244	-	$7,161	-	$7,161

(1) Interest rate swaps are valued based on observable market swap rates.

Note 4.   Inventories

Inventories consisted of the following:

	June 30, 2012	September 30, 2011

Raw materials	$42,452	$35,692
Work in process	22,076	21,461
Finished goods	68,643	68,414
	$133,171	$125,567

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

The Revolving Credit Facility requires the Company to maintain certain leverage and interest coverage ratios.  A portion of the facility (not to exceed $25,000) is available for the issuance of commercial and standby letters of credit.  Outstanding borrowings on the Revolving Credit Facilities were $250,000 as of June 30, 2012 and September 30, 2011.  The weighted-average interest rate on outstanding borrowings on these facilities at June 30, 2012 and 2011 was 3.15% and 2.98%, respectively.

The Company has entered into the following interest rate swaps:

Effective Date	Amount	Fixed Interest Rate	Interest Rate Spread at June 30, 2012	Maturity Date
September 2007	$25,000	4.77%	1.25%	September 2012
May 2008	20,000	3.72%	1.25%	September 2012
May 2011	25,000	1.37%	1.25%	May 2014
October 2011	25,000	1.67%	1.25%	October 2015
November 2011	25,000	2.13%	1.25%	November 2014
March 2012	25,000	2.44%	1.25%	March 2015
June 2012	40,000	1.88%	1.25%	June 2022
September 2012	25,000	3.03%	1.25%	December 2015
September 2012	25,000	1.24%	1.25%	March 2017
November 2012	25,000	1.33%	1.25%	November 2015

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

The fair value of the interest rate swaps reflected an unrealized loss of $8,244 ($5,029 after tax) at June 30, 2012 that is included in shareholders’ equity as part of accumulated other comprehensive loss (“AOCL”).  Assuming market rates remain constant with the rates at June 30, 2012, approximately $1,684 of the $5,029 loss included in accumulated other comprehensive loss is expected to be recognized in earnings as an adjustment to interest expense over the next twelve months.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 5.  Debt (continued)

At June 30, 2012 and September 30, 2011, the interest rate swap contracts were reflected as a liability on the balance sheets.  The following derivatives are designated as hedging instruments:

Liability Derivatives
Balance Sheet Location:	June 30, 2012	September 30, 2011
Current liabilities:
Other current liabilities	$2,761	$2,061
Long-term liabilities
Other liabilities	5,483	5,100
Total derivatives	$8,244	$7,161

The loss recognized on derivatives was as follows:

Location of
Derivatives in	Loss	Amount of		Amount of
Cash Flow	Recognized in	Loss Recognized		Loss Recognized
Hedging	Income on	in Income		in Income
Relationships	Derivative	on Derivatives		on Derivatives
		Three Months ended June 30,		Nine Months ended June 30,
		2012	2011	2012	2011

Interest rate swaps	Interest expense	$(888)	$(719)	$(2,308)	$(2,178)

The Company recognized the following losses in accumulated other comprehensive loss (“AOCL”):

Location of
Gain or
			(Loss)	Amount of Loss
			Reclassified	Reclassified from
	Amount of		From	AOCL into
Derivatives in	Loss Recognized in		AOCL into	Income
Cash Flow	AOCL on Derivatives		Income	(Effective Portion*)
Hedging Relationships	June 30, 2012	June 30, 2011	(Effective Portion*)	June30, 2012	June 30, 2011

Interest rate swaps	$(2,068)	$(1,410)	Interest expense	$(1,408)	$(1,329)

*There is no ineffective portion or amount excluded from effectiveness testing.

The Company, through certain of its German subsidiaries, has a credit facility with a European bank.  The maximum amount of borrowings available under this facility was 25.0 million Euros ($31,653).  Outstanding borrowings under the credit facility totaled 23.6 million Euros ($29,880) at June 30, 2012 and 23.6 million Euros ($31,593) at September 30, 2011.  The weighted-average interest rate on outstanding borrowings under this facility at June 30, 2012 and 2011 was 2.45% and 2.27%, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 5.  Debt (continued)

The Company, through its German subsidiary, Saueressig GmbH & Co. KG (“Saueressig”), has several loans with various European banks.  Outstanding borrowings under these loans totaled 8.1 million Euros ($10,243) and 8.3 million Euros ($11,159) at June 30, 2012 and September 30, 2011, respectively. The weighted-average interest rate on outstanding borrowings of Saueressig at June 30, 2012 and 2011 was 6.11% and 6.02%, respectively.

The Company, through its wholly-owned subsidiary, Matthews International S.p.A., has several loans with various Italian banks.  Outstanding borrowings on these loans totaled 6.7 million Euros ($8,436) and 8.7 million Euros ($11,611) at June 30, 2012 and September 30, 2011, respectively.  Matthews International S.p.A. also has four lines of credit totaling 11.4 million Euros ($14,396) with the same Italian banks.  Outstanding borrowings on these lines were 2.5 million Euros ($3,115) and 493,000 Euros ($661) at June 30, 2012 and September 30, 2011, respectively.  The weighted-average interest rate on outstanding Matthews International S.p.A. borrowings at June 30, 2012 and 2011 was 3.09%.

As of June 30, 2012 and September 30, 2011 the fair value of the Company’s long-term debt, including current maturities, which is classified as level 2 in the fair value hierarchy, approximated the carrying value included in the Condensed Consolidated Balance Sheet.

Note 6.   Share-Based Payments

The Company maintains an equity incentive plan (the “2007 Equity Incentive Plan”) that provides for the grants of stock options, restricted shares, stock-based performance units and certain other types of stock-based awards. Under the 2007 Equity Incentive Plan, which has a ten-year term, the maximum number of shares available for grants or awards is an aggregate of 2,200,000.  The Company also maintains a stock incentive plan (the “1992 Incentive Stock Plan”) that previously provided for grants of stock options, restricted shares and certain other types of stock-based awards.  There will be no further grants under the 1992 Incentive Stock Plan.  At June 30, 2012, there were 793,152 shares reserved for future issuance under the 2007 Equity Incentive Plan. Both plans are administered by the Compensation Committee of the Board of Directors.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 6.   Share-Based Payments (continued)

For the three-month periods ended June 30, 2012 and 2011, total stock-based compensation cost totaled $1,366 and $1,693, respectively.  For the nine-month periods ended June 30, 2012 and 2011, total stock-based compensation cost totaled $4,097 and $5,301, respectively.  The associated future income tax benefit recognized was $533 and $660 for the three-month periods ended June 30, 2012 and 2011, respectively, and $1,598 and $2,067 for the nine-month periods ended June 30, 2012 and 2011, respectively.

For the three-month period ended June 30, 2012, no stock options were exercised.  For the three-month period ended June 30, 2011, the amount of cash received from the exercise of stock options was $1,079.  For the nine-month periods ended June 30, 2012 and 2011, the amount of cash received from the exercise of stock options was $265 and $1,570, respectively. In connection with these exercises, the tax benefits realized by the Company were $421 for the three-month period ended June 30, 2011, and $19 and $612 for the nine-month periods ended June 30, 2012 and 2011, respectively.

The transactions for restricted stock for the nine months ended June 30, 2012 were as follows:

		Weighted-
		average
		grant-date
	Shares	fair value
Non-vested at September 30, 2011	541,613	$33.62
Granted	165,710	31.79
Vested	(148,003)	35.52
Expired or forfeited	(938)	34.16
Non-vested at June 30, 2012	558,382	32.58

As of June 30, 2012, the total unrecognized compensation cost related to unvested restricted stock was $5,698 and is expected to be recognized over a weighted average period of 1.7 years.

The transactions for shares under options for the nine months ended June 30, 2012 were as follows:

			Weighted-
		Weighted-	average	Aggregate
		average	remaining	intrinsic
	Shares	exercise price	contractual term	value
Outstanding, September 30, 2011	872,514	$37.02
Granted	-	-
Exercised	(10,332)	25.64
Expired or forfeited	(11,700)	39.68
Outstanding, June 30, 2012	850,482	37.12	3.3	-
Exercisable, June 30, 2012	491,595	35.96	3.0	-

No shares were earned during the nine-month periods ended June 30, 2012 and 2011, respectively.  The intrinsic value of options (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during the nine-month periods ended June 30, 2012 and 2011 was $57 and $721, respectively.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 6.   Share-Based Payments (continued)

The transactions for non-vested options for the nine months ended June 30, 2012 were as follows:

		Weighted-average
		grant-date
	Shares	fair value
Non-vested at September 30, 2011	367,586	$11.38
Granted	-	-
Vested	-	-
Expired or forfeited	(8,699)	12.28
Non-vested at June 30, 2012	358,887	11.36

The fair value of each restricted stock grant is estimated on the date of grant using a binomial lattice valuation model.  The following table indicates the assumptions used in estimating fair value of restricted stock for the nine months ended June 30, 2012 and 2011.

	Nine Months Ended June 30,
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

Under the Company’s Director Fee Plan, directors (except for the Chairman of the Board) who are not also officers of the Company each receive, as an annual retainer fee, either cash or shares of the Company's Class A Common Stock equivalent to $60.  The equivalent amount paid to a non-employee Chairman of the Board is $130.  Where the annual retainer fee is provided in shares, each director may elect to be paid these shares on a current basis or have such shares credited to a deferred stock account as phantom stock, with such shares to be paid to the director subsequent to leaving the Board.  The value of deferred shares is recorded in other liabilities.  A total of 15,067 shares had been deferred under the Director Fee Plan at June 30, 2012.  Additionally, directors who are not also officers of the Company each receive an annual stock-based grant (non-statutory stock options, stock appreciation rights and/or restricted shares) with a value of $80.  A total of 22,300 stock options have been granted under the plan.  At June 30, 2012, 11,800 options were outstanding and vested. Additionally, 83,046 shares of restricted stock have been granted under the plan, 29,288 of which were unvested at June 30, 2012.  A total of 300,000 shares have been authorized to be issued under the Director Fee Plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 7.   Earnings Per Share Attributable to Matthews’ Shareholders

The information used to compute earnings per share attributable to Matthews’ common shareholders was as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net income attributable to Matthews shareholders	$16,325	$21,875	$42,868	$51,676
Less: dividends and undistributed earnings allocated to participating securities	235	447	677	1,000
Net income available to Matthews shareholders	$16,090	$21,428	$42,191	$50,676

Weighted-average shares outstanding (in thousands):
Basic shares	27,749	28,849	27,865	28,945
Effect of dilutive securities:
Stock options	6	17	8	18
Restricted Shares	16	-	60	-
Phantom stock units	15	15	15	18
Diluted shares	27,786	28,881	27,948	28,981

Options to purchase 783,092 and 785,475 shares of common stock were not included in the computation of diluted earnings per share for the three months and nine months ended June 30, 2012, respectively, because the inclusion of these options would be anti-dilutive.  Options to purchase 287,535 and 292,968 shares of common stock were not included in the computation of diluted earnings per share for the three months and nine months ended June 30, 2011, respectively, because the inclusion of these options would be anti-dilutive.

Note 8.   Pension and Other Postretirement Benefit Plans

The Company provides defined benefit pension and other postretirement plans to certain employees. Net periodic pension and other postretirement benefit cost for the plans included the following:

	Three months ended June 30,
	Pension		Other Postretirement
	2012	2011	2012	2011

Service cost	$1,424	$1,237	$182	$158
Interest cost	1,950	1,867	321	313
Expected return on plan assets	(1,953)	(1,843)	-	-
Amortization:
Prior service cost	(11)	6	(113)	(119)
Net actuarial loss	1,680	1,338	134	102

Net benefit cost	$3,090	$2,605	$524	$454

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 8.   Pension and Other Postretirement Benefit Plans (continued)

	Nine months ended June 30,
	Pension		Other Postretirement
	2012	2011	2012	2011

Service cost	$4,272	$3,711	$546	$474
Interest cost	5,850	5,601	963	939
Expected return on plan assets	(5,859)	(5,529)	-	-
Amortization:
Prior service cost	(33)	18	(339)	(357)
Net actuarial loss	5,040	4,014	402	306

Net benefit cost	$9,270	$7,815	$1,572	$1,362

Benefit payments under the Company’s principal retirement plan are made from plan assets, while benefit payments under the postretirement benefit plan are made from the Company’s operating funds.  Under IRS regulations, the Company is not required to make any significant contributions to its principal retirement plan in fiscal year 2012.

Contributions made and anticipated for fiscal year 2012 are as follows:

Contributions	Pension	Other Postretirement

Contributions during the nine months ended June 30, 2012:
Supplemental retirement plan	$547	$ -
Other postretirement plan	-	730

Additional contributions expected in fiscal 2012:
Supplemental retirement plan	181	-
Other postretirement plan	-	400

Note 9.   Income Taxes

Income tax provisions for the Company’s interim periods are based on the effective income tax rate expected to be applicable for the full year. The Company's effective tax rate for the nine months ended June 30, 2012 was 33.7%, compared to 34.2% for the same period last year.  The difference between the Company's effective tax rate and the Federal statutory rate of 35.0% primarily reflected the impact of state and foreign income taxes.

The Company had unrecognized tax benefits (excluding penalties and interest) of $2,956 and $2,928 on June 30, 2012 and September 30, 2011, respectively, all of which, if recorded, would impact the 2012 annual effective tax rate.  It is reasonably possible that $222 of the unrecognized tax benefits could be recognized in the next 12 months primarily due to tax examinations and the expiration of statutes related to specific tax positions.

The Company classifies interest and penalties on tax uncertainties as a component of the provision for income taxes. The Company included $134 in interest and penalties in the provision for income taxes for the first nine months of fiscal 2012. Total penalties and interest accrued were $1,976 and $1,842 at June 30, 2012 and September 30, 2011, respectively.  These accruals may potentially be applicable in the event of an unfavorable outcome of uncertain tax positions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 9.   Income Taxes (continued)

The Company is currently under examination in several tax jurisdictions and remains subject to examination until the statute of limitations expires for those tax jurisdictions.  As of June 30, 2012, the tax years that remain subject to examination by major jurisdiction generally are:

United States – Federal	2010 and forward
United States – State	2008 and forward
Canada	2007 and forward
Europe	2003 and forward
United Kingdom	2009 and forward
Australia	2007 and forward
Asia	2005 and forward

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

Information about the Company's segments follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Sales to external customers:
Memorialization:
Cemetery Products	$58,423	$62,777	$157,148	$166,147
Funeral Home Products	56,115	59,713	176,453	188,762
Cremation	12,342	9,736	32,874	26,270
	126,880	132,226	366,475	381,179
Brand Solutions:
Graphics Imaging	62,429	68,481	197,711	193,342
Marking Products	19,310	15,746	53,449	43,187
Merchandising Solutions	18,859	15,058	52,601	41,298
	100,598	99,285	303,761	277,827

	$227,478	$231,511	$670,236	$659,006

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 10.   Segment Information (continued)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Operating profit:
Memorialization:
Cemetery Products	$12,591	$17,972	$27,291	$38,910
Funeral Home Products	6,936	6,970	20,751	22,888
Cremation	1,314	1,145	3,303	2,188
	20,841	26,087	51,345	63,986
Brand Solutions:
Graphics Imaging	2,588	6,120	11,300	15,745
Marking Products	2,862	1,780	6,275	4,693
Merchandising Solutions	1,222	1,094	2,805	1,108
	6,672	8,994	20,380	21,546

	$27,513	$35,081	$71,725	$85,532

Note 11.   Acquisitions

In May 2012, the Company acquired Everlasting Granite Memorial Co., Inc., (“Everlasting”) a supplier of granite memorials, columbariums and private mausoleum estates.  The transaction was structured as an asset purchase and was designed to extend Matthews’ presence in the broad granite market.

Note 12.   Goodwill and Other Intangible Assets

Goodwill related to business combinations is not amortized but is subject to annual review for impairment. In general, when the carrying value of a reporting unit exceeds its implied fair value, an impairment loss must be recognized. For purposes of testing for impairment, the Company uses a discounted cash flow technique. Intangible assets are amortized over their estimated useful lives unless such lives are considered to be indefinite. A significant decline in cash flows generated from these assets may result in a write-down of the carrying values of the related assets.  The Company performed its annual impairment review in the second fiscal quarter and determined that no additional adjustments to the carrying value of goodwill were necessary.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 12.   Goodwill and Other Intangible Assets (continued)

A summary of the carrying amount of goodwill attributable to each segment as well as the changes in such amounts are as follows:

	Cemetery	Funeral Home		Graphics	Marking	Merchandising
	Products	Products	Cremation	Imaging	Products	Solutions	Consolidated

Goodwill	$88,142	$162,819	$16,735	$167,828	$29,593	$9,138	$474,255
Accumulated Impairment losses	(412)	-	(5,000)	(3,840)	-	-	(9,252)
Balance at September 30, 2011	87,730	162,819	11,735	163,988	29,593	9,138	465,003

Additions during period	10,454	57	770	794	1,151	-	13,226
Translation and other adjustments	(1,201)	-	(91)	(5,645)	14	-	(6,923)
Goodwill	97,395	162,876	17,414	162,977	30,758	9,138	480,558
Accumulated impairment losses	(412)	-	(5,000)	(3,840)	-	-	(9,252)
Balance at June 30, 2012	$96,983	$162,876	$12,414	$159,137	$30,758	$9,138	$471,306

The addition to Cemetery Products reflects the acquisition of Everlasting in May 2012.  The additions to Funeral Home Products and Marking Products goodwill primarily represents the effect of adjustments to purchase price; the addition to Cremation goodwill reflects the acquisition of a small cremation equipment manufacturer in Europe; and the addition to Graphics Imaging goodwill related primarily to additional consideration paid in accordance with the purchase agreement with Tact Group Limited.

The following tables summarize the carrying amounts and related accumulated amortization for intangible assets as of June 30, 2012 and September 30, 2011, respectively.

	Carrying	Accumulated
	Amount	Amortization	Net
June 30, 2012:
Trade names	$24,312	$- *	$24,312
Trade names	2,157	(1,437)	720
Customer relationships	47,434	(14,969)	32,465
Copyrights/patents/other	9,834	(7,727)	2,107
	$83,737	$(24,133)	$59,604

September 30, 2011:
Trade names	$24,266	$- *	$24,266
Trade names	2,227	(1,147)	1,080
Customer relationships	47,876	(13,228)	34,648
Copyrights/patents/other	9,870	(7,039)	2,831
	$84,239	$(21,414)	$62,825
* Not subject to amortization

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 12.   Goodwill and Other Intangible Assets (continued)

The net change in intangible assets during the nine months ended June 30, 2012 included the impact of foreign currency fluctuations during the period and additional amortization.

Amortization expense on intangible assets was $970 and $1,030 for the three-month periods ended June 30, 2012 and 2011, respectively.  For the nine-month periods ended June 30, 2012 and 2011, amortization expense was $2,953 and $3,091, respectively. The remaining amortization expense is estimated to be $928 in 2012, $3,549 in 2013, $3,337 in 2014, $3,077 in 2015 and $2,783 in 2016.

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

Results of Operations:

The following table sets forth sales and operating profit for the Company’s Memorialization and Brand Solutions businesses for the periods indicated.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Sales:
Memorialization	$126,880	$132,226	$366,475	$381,179
Brand Solutions	100,598	99,285	303,761	277,827
	$227,478	$231,511	$670,236	$659,006

Operating Profit:
Memorialization	$20,841	$26,087	$51,345	$63,986
Brand Solutions	6,672	8,994	20,380	21,546
	$27,513	$35,081	$71,725	$85,532

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

Sales for the nine months ended June 30, 2012 were $670.2 million, compared to $659.0 million for the nine months ended June 30, 2011.  Higher sales were reported in each of the Company’s Brand Solutions businesses and the Cremation segment.  These increases were partially offset by lower sales in the Cemetery Products and Funeral Home Products segments, which were unfavorably impacted by a decline in the estimated number of casketed and in-ground burial (non-cremation) deaths.  Consolidated sales were also affected by an unfavorable impact of approximately $11.1 million from changes in foreign currency values against the U.S. dollar.

In the Memorialization businesses, Cemetery Products segment sales for the first nine months of fiscal 2012 were $157.1 million, compared to $166.1 million for the first nine months of fiscal 2011.  The decrease resulted primarily from a decline in sales volume of bronze memorials and lower mausoleum sales.  The decline in sales of bronze memorials principally reflected the impact of lower estimated U.S. in-ground burial deaths in fiscal 2012 compared to the prior year.  Sales for the Funeral Home Products segment were $176.5 million for the first nine months of fiscal 2012 compared to $188.8 million for the same period in fiscal 2011.  The decrease resulted principally from the impact of lower year-over-year casketed deaths in the U.S. and a decline in sales to independent distributors.  Sales for the Cremation segment were $32.9 million for the first nine months of fiscal 2012 compared to $26.3 million for the same period a year ago. The increase principally reflected higher sales of cremation equipment in the U.S., U.K. and Europe.

In the Company’s Brand Solutions businesses, sales for the Graphics Imaging segment in the first nine months of fiscal 2012 were $197.7 million, compared to $193.3 million for the same period a year ago.  The increase resulted principally from higher year-to-date sales volume and the acquisition of Kroma Pre-Press Preparation Systems Industry & Trade, Inc. (“Kroma”) in July 2011, partially offset by an unfavorable impact of approximately $8.5 million from changes in the value of foreign currencies against the U.S. dollar.  Graphics Imaging segment sales for the fiscal 2012 third quarter were lower than a year ago, primarily resulting from a decrease in sales in Europe.  Marking Products segment sales for the nine months ended June 30, 2012 were $53.4 million, compared to $43.2 million for the first nine months of fiscal 2011.  The increase resulted principally from an increase in print equipment and material handling components and acquisitions completed in fiscal 2011.  Sales for the Merchandising Solutions segment were $52.6 million for the first nine months of fiscal 2012, compared to $41.3 million for the same period a year ago.  The increase principally reflected higher volume for several global customers.

Gross profit for the nine months ended June 30, 2012 was $250.4 million, compared to $259.8 million for the nine months ended June 30, 2011.  Consolidated gross profit as a percent of sales for the first nine months of fiscal 2012 decreased to 37.4% from 39.4% for the first nine months of fiscal 2011. The decrease in consolidated gross profit and gross profit percentage primarily reflected the impact of lower sales in the Cemetery Products and Funeral Home Products segments and higher commodity costs, partially offset by the impact of higher sales in the Brand Solutions businesses and Cremation segment.

Selling and administrative expenses for the nine months ended June 30, 2012 were $178.7 million, compared to $174.3 million for the first nine months of fiscal 2011.  Consolidated selling and administrative expenses as a percent of sales were 26.7% for the nine months ended June 30, 2012, compared to 26.4% for the same period last year. The increase in selling and administrative expenses was primarily attributable to higher sales in the Graphics Imaging and Cremation segments and recent acquisitions in the Marking Products segment.  These increases were partially offset by the benefit of selling and casket distribution cost structure initiatives in the Funeral Home Products segment, which favorably impacted selling and administrative expense as a percent of sales.

Operating profit for the nine months ended June 30, 2012 was $71.7 million, compared to $85.5 million for the nine months ended June 30, 2011.  Cemetery Products segment operating profit for the nine months ended June 30, 2012 was $27.3 million, compared to $38.9 million a year ago.  The decrease primarily reflected lower sales, higher bronze ingot costs, ERP system implementation costs and severance costs. These declines were partially offset by a favorable settlement on a claim related to the Company’s granite business.  Funeral Home Products segment operating profit was $20.8 million for the first nine months of fiscal 2012, compared to $22.9 million for the same period in fiscal 2011. The decline primarily reflected the impact of lower sales and higher transportation costs (primarily fuel).  These declines were partially offset by the benefit of manufacturing and distribution cost structure initiatives.  Cremation segment operating profit for the first nine months of fiscal 2012 was $3.3 million, compared to $2.2 million for the same period in the prior year, principally reflecting sales improvement.  Graphics Imaging segment operating profit for the nine months ended June 30, 2012 was $11.3 million, compared to $15.7 million for the same period in fiscal 2011.  The decrease resulted mainly from the net unfavorable impact of unusual items.  These items primarily included charges related to acquisition related activities and severance costs.  In addition, the segment’s operating profit for the current period reflected the impact of lower third quarter sales in Europe and an unfavorable impact of approximately $1.1 million from changes in foreign currency values against the U.S. dollar.  These decreases were offset partially by the impact of the Kroma acquisition.  Operating profit for the Marking Products segment for the first nine months of fiscal 2012 was $6.3 million, compared to $4.7 million for the same period a year ago. The increase primarily resulted from higher sales and the impact of acquisitions.  Merchandising Solutions segment operating profit was $2.8 million for the first nine months of fiscal 2012, compared to $1.1 million for the same period in fiscal 2011.  The increase primarily reflected higher sales in fiscal 2012.

Investment income was $3.0 million for the nine months ended June 30, 2012, compared to $2.2 million for the nine months ended June 30, 2011.  The increase primarily resulted from higher appreciation in the values of invested securities during the current year.  Interest expense was approximately $8.2 million for the first nine months of fiscal 2012, compared to $6.0 million for the same period a year ago.  The increase primarily reflected higher debt levels compared to a year ago.

Other income (deductions), net for the nine months ended June 30, 2012 was a reduction of income of $1.8 million, compared to a reduction of income of $1.5 million for the same period last year.  Other income and deductions generally include banking-related fees and the impact of currency gains or losses on intercompany debt.

The Company's effective tax rate for the nine months ended June 30, 2012 was 33.7%, compared to 34.2% for the first nine months of fiscal 2011 and 34.4% for the fiscal 2011 full year.  The effective tax rate for first nine months of fiscal 2012 reflects the favorable impact of adjustments totaling $528,000 in income tax expense related to changes in estimated tax accruals and the closure of open tax periods.  The fiscal 2011 first nine months and full year effective tax rates included the favorable impact of adjustments totaling $606,000 in income tax expense primarily related to changes in the estimated tax accruals for open tax periods.  Excluding those adjustments, the Company’s effective tax rates for the first nine months of fiscal 2012 and 2011 and fiscal 2011 full year were 34.5%, 34.9% and 35.0%, respectively.  The decrease in the effective tax rate from the fiscal 2011 first nine months and full year, excluding adjustments, primarily reflected the impact of the Company’s European operating structure initiatives. The difference between the Company's effective tax rate and the Federal statutory rate of 35.0% primarily reflected the impact of state taxes, offset by lower foreign income taxes.

Net income attributable to noncontrolling interests in the first nine months of fiscal 2012 was $129,000, compared to $1.1 million in the first nine months of fiscal 2011.  The decrease related principally to the Company’s acquisition of the remaining 22% interest in Saueressig in April 2011.

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

Liquidity and Capital Resources:

Net cash provided by operating activities was $56.3 million for the nine months ended June 30, 2012, compared to $62.0 million for the first nine months of fiscal 2011. Operating cash flow for both periods reflected net income adjusted for depreciation, amortization, stock-based compensation expense and pension expense, partially offset by decreases in deferred taxes. The decline in operating cash flows primarily reflected lower net income, partially offset by a reduction of cash used to fund working capital items.

Cash used in investing activities was $36.9 million for the nine months ended June 30, 2012, compared to $47.8 million for the nine months ended June 30, 2011.  Investing activities for the first nine months of fiscal 2012 primarily reflected capital expenditures of $24.6 million and payments (net of cash acquired) of $12.5 million for acquisitions.  Investing activities for the first nine months of fiscal 2011 reflected capital expenditures of $15.9 million and payments (net of cash acquired) of $31.5 million for acquisitions.

Capital expenditures reflected reinvestment in the Company's business segments and were made primarily for the purchase of new manufacturing machinery, equipment and facilities designed to improve product quality, increase manufacturing efficiency, lower production costs and meet regulatory requirements.  The increase in capital expenditures for fiscal 2012 primarily resulted from several projects in the Graphics Imaging segment.  Capital expenditures for the last three fiscal years were primarily financed through operating cash.  Capital spending for property, plant and equipment has averaged $21.1 million for the last three fiscal years.  Capital spending for fiscal 2012 is expected to approximate $30.0 million.  The Company expects to generate sufficient cash from operations to fund all anticipated capital spending projects.

Cash used in financing activities for the nine months ended June 30, 2012 was $24.5 million, primarily reflecting long-term debt proceeds, net of repayments, of $1.9 million, treasury stock purchases of $18.9 million and dividends of $7.6 million to the Company's shareholders.  Cash used in financing activities for the first nine months of 2011 was $28.5 million, reflecting long-term debt proceeds, net of repayments, of $25.5 million, proceeds of $1.6 million from the sale of treasury stock (stock option exercises), treasury stock purchases of $14.3 million, dividends of $7.1 million to the Company's shareholders and distributions to noncontrolling interests of $34.2 million.

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

The Revolving Credit Facility requires the Company to maintain certain leverage and interest coverage ratios.  A portion of the facility (not to exceed $25.0 million) is available for the issuance of commercial and standby letters of credit.  Outstanding borrowings on the Revolving Credit Facility were $250.0 million as of June 30, 2012 and September 30, 2011.  The weighted-average interest rate on outstanding borrowings under the credit facilities was 3.15% and 2.98% at June 30, 2012 and 2011, respectively.

The Company has entered into the following interest rate swaps:

Effective Date	Amount	Fixed Interest Rate	Interest Rate Spread at June 30, 2011	Maturity Date
September 2007	$25 million	4.770%	1.25%	September 2012
May 2008	20 million	3.720%	1.25%	September 2012
May 2011	25 million	1.370%	1.25%	May 2014
October 2011	25 million	1.670%	1.25%	October 2015
November 2011	25 million	2.130%	1.25%	November 2014
March 2012	25 million	2.440%	1.25%	March 2015
June 2012	40 million	1.875%	1.25%	June 2022
September 2012	25 million	3.030%	1.25%	December 2015
September 2012	25 million	1.240%	1.25%	March 2017
November 2012	25 million	1.330%	1.25%	November 2015

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

The fair value of the interest rate swaps reflected an unrealized loss of $8.2 million ($5.0 million after tax) at June 30, 2012 that is included in shareholders’ equity as part of accumulated other comprehensive loss.  Assuming market rates remain constant with the rates at June 30, 2012, approximately $1.7 million of the $5.0 million loss included in accumulated other comprehensive loss is expected to be recognized in earnings as interest expense over the next twelve months.

The Company, through certain of its German subsidiaries, has a credit facility with a European bank.  The maximum amount of borrowings available under this facility was 25.0 million Euros ($31.7 million).  Outstanding borrowings under the credit facility totaled 23.6 million Euros ($29.9 million) and 23.6 million Euros ($31.6 million) at June 30, 2012 and September 30, 2011, respectively.  The weighted-average interest rate on outstanding borrowings under this facility at June 30, 2012 and 2011 was 2.45% and 2.27%, respectively.

The Company, through its German subsidiary, Saueressig, has several loans with various European banks.  Outstanding borrowings under these loans totaled 8.1 million Euros ($10.2 million) and 8.3 million Euros ($11.2 million) at June 30, 2012 and September 30, 2011, respectively. The weighted-average interest rate on outstanding borrowings of Saueressig at June 30, 2012 and 2011 was 6.11% and 6.02%, respectively.

The Company, through its wholly-owned subsidiary, Matthews International S.p.A., has several loans with various Italian banks.  Outstanding borrowings on these loans totaled 6.7 million Euros ($8.4 million) and 8.7 million Euros ($11.6 million) at June 30, 2012 and September 30, 2011, respectively.  Matthews International S.p.A. also has four lines of credit totaling 11.4 million Euros ($14.4 million) with the same Italian banks.  Outstanding borrowings on these lines totaled 2.5 million Euros ($3.1 million) and 493,000 Euros ($661,000) at June 30, 2012 and September 30, 2011, respectively.  The weighted-average interest rate on outstanding Matthews International S.p.A. borrowings at June 30, 2012 and 2011 was 3.09%.

The Company has a stock repurchase program.  The buy-back program is designed to increase shareholder value, enlarge the Company's holdings of its common stock, and add to earnings per share.  Repurchased shares may be retained in treasury, utilized for acquisitions, or reissued to employees or other purchasers, subject to the restrictions of the Company’s Restated Articles of Incorporation.  As of June 30, 2012, the Company had a total available repurchase authorization of 2,222,496 shares.

Consolidated working capital of the Company was $208.8 million at June 30, 2012, compared to $208.1 million at September 30, 2011.  Cash and cash equivalents were $54.7 million at June 30, 2012, compared to $61.7 million at September 30, 2011. The Company's current ratio was 2.2 at June 30, 2012, compared to 2.3 at September 30, 2011.

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

At June 30, 2012, an accrual of approximately $5.8 million had been recorded for environmental remediation (of which $788,000 was classified in other current liabilities), representing management's best estimate of the probable and reasonably estimable costs of the Company's known remediation obligations.  The accrual, which reflects previously established reserves assumed with the acquisition of York and additional reserves recorded as a purchase accounting adjustment, does not consider the effects of inflation and anticipated expenditures are not discounted to their present value.  Changes in the accrued environmental remediation obligation from the prior fiscal year reflect payments charged against the accrual.

While final resolution of these contingencies could result in costs different than current accruals, management believes the ultimate outcome will not have a significant effect on the Company's consolidated results of operations or financial position.

Acquisitions:

In May 2012, the Company announced that it had acquired Everlasting Granite Memorial Co., Inc., a supplier of granite memorials, columbariums and private mausoleum estates. The transaction is intended to expand the Company’s presence and product breadth in the granite memorial business.

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

In assessing the outlook for the fourth fiscal quarter, the Company continues to focus on the three significant factors that have affected year-to-date earnings:

•	The impact of the decline in U.S. deaths on bronze memorial and casket products;
•	A slow-down of the European economy (including a recent further decline in the value of the Euro); and
•	The ERP implementation in the Cemetery Products segment.

In the near-term, these challenges are expected to continue.  In response, the Company is planning more aggressive cost reduction programs and plans to accelerate initiatives to resolve the remaining ERP implementation issues.  As a result, based on the fiscal 2012 year-to-date operating results and current forecasts, the Company is projecting (non-GAAP) earnings per share for the fiscal 2012 fourth quarter to be lower than the same quarter a year ago.

With respect to the long-term outlook, the Company expects to return to its traditional levels of consolidated performance as it comes through these short-term challenges.

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

LONG-TERM CONTRACTUAL OBLIGATIONS AND COMMITMENTS:

The following table summarizes the Company’s contractual obligations at June 30, 2012, and the effect such obligations are expected to have on its liquidity and cash flows in future periods.

	Payments due in fiscal year:
		Remainder			After
	Total	2012	2013 to 2014	2015 to 2016	2016
	(Dollar amounts in thousands)
Contractual Cash Obligations:
Revolving credit facilities	$279,880	$-	$-	$-	$279,880
Notes payable to banks	29,987	15,606	9,838	1,118	3,425
Short-term borrowings	3,115	3,115	-	-	-
Capital lease obligations	9,306	632	2,455	1,332	4,887
Non-cancelable operating leases	26,551	3,071	15,476	6,549	1,455

Total contractual cash obligations	$348,839	$22,424	$27,769	$8,999	$289,647

A significant portion of the loans included in the table above bear interest at variable rates.  At June 30, 2012, the weighted-average interest rate was 3.15% on the Company’s domestic Revolving Credit Facility, 2.45% on the credit facility through the Company’s German subsidiaries, 6.11% on bank loans to its wholly-owned subsidiary, Saueressig, and 3.09% on bank loans to the Company’s wholly-owned subsidiary, Matthews International S.p.A.

Benefit payments under the Company’s principal retirement plan are made from plan assets, while benefit payments under the supplemental retirement plan and postretirement benefit plan are funded from the Company’s operating cash.  The Company is not required to make any significant contributions to its principal retirement plan in fiscal 2012. During the nine months ended June 30, 2012, contributions of $547,000 and $730,000 were made under the supplemental retirement plan and postretirement plan, respectively.  The Company currently anticipates contributing an additional $181,000 and $400,000 under the supplemental retirement plan and postretirement plan, respectively, for the remainder of fiscal 2012.

Unrecognized tax benefits are positions taken, or expected to be taken, on an income tax return that may result in additional payments to tax authorities.  If a tax authority agrees with the tax position taken, or expected to be taken, or the applicable statute of limitations expires, then additional payments will not be necessary.  As of June 30, 2012, the Company had unrecognized tax benefits, excluding penalties and interest, of approximately $3.0 million.  The timing of potential future payments related to the unrecognized tax benefits is not presently determinable. The Company believes that its current liquidity sources, combined with its operating cash flow and borrowing capacity, will be sufficient to meet its capital needs for the foreseeable future.

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

The fair value of the interest rate swaps reflected an unrealized loss of $8.2 million ($5.0 million after tax) at June 30, 2012 that is included in shareholders’ equity as part of accumulated other comprehensive loss.  A decrease of 10% in market interest rates (e.g. a decrease from 5.0% to 4.5%) would result in an increase of approximately $937,000 in the fair value liability of the interest rate swaps.

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

Foreign Currency Exchange Rates - The Company is subject to changes in foreign currency exchange rates, primarily the Euro, in the conversion from local currencies to the U.S. dollar of the reported financial position and operating results of its non-U.S. based subsidiaries.  A strengthening of the U. S. dollar of 10% would have resulted in a decrease in reported sales of $22.4 million and a decrease in reported operating income of $2.4 million for the nine months ended June 30, 2012.

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

Management, under the supervision and with the participation of our Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures in effect as of June 30, 2012. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2012, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that material information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, and that such information is recorded, summarized and properly reported within the appropriate time period, relating to the Company and its consolidated subsidiaries, required to be included in the Exchange Act reports, including this Quarterly Report on Form 10-Q.

There have been no changes in the Company’s internal controls over financial reporting that occurred during the fiscal quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2.                      Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Stock Repurchase Plan

The Company has a stock repurchase program.  The buy-back program is designed to increase shareholder value, enlarge the Company's holdings of its common stock, and add to earnings per share.  Repurchased shares may be retained in treasury, utilized for acquisitions, or reissued to employees or other purchasers, subject to the restrictions of the Company’s Restated Articles of Incorporation.  As of September 30, 2011, the Company's Board of Directors had authorized the repurchase of a total of 2,500,000 shares of Matthews’ common stock under the program, of which 2,169,470 shares had been repurchased.  In November 2011, the Company’s Board of Directors approved the continuation of its stock repurchase program and increased the total authorization for stock repurchases by an additional 2,500,000 shares. As a result, as of June 30, 2012, the Company had a total available repurchase authorization of 2,222,496 shares.

The following table shows the monthly fiscal 2012 stock repurchase activity:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced plan	Maximum number of shares that may yet be purchased under the plan

October 2011	10,000	$29.58	10,000	320,530
November 2011	97,570	33.48	97,570	2,722,960
December 2011	118,248	31.51	118,248	2,604,712
January 2012	18,222	31.49	18,222	2,586,490
February 2012	30,000	31.20	30,000	2,556,490
March 2012	80,000	31.24	80,000	2,476,490
April 2012	83,259	29.92	83,259	2,393,231
May 2012	109,594	29.92	109,594	2,283,637
June 2012	61,141	30.11	61,141	2,222,496
Total	608,034	31.10	608,034

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit
	No.	Description

	31.1	Certification of Principal Executive Officer for Joseph C. Bartolacci
	31.2	Certification of Principal Financial Officer for Steven F. Nicola
	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Joseph C. Bartolacci
	32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Steven F. Nicola

(b)	Reports on Form 8-K

On April 20, 2012, Matthews filed a Current Report on Form 8-K under Item 2.02 in connection with a press release announcing its earnings for the second quarter of 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATTHEWS INTERNATIONAL CORPORATION
(Registrant)

Date: August 3, 2012	/s/ Joseph C. Bartolacci
Joseph C. Bartolacci, President
and Chief Executive Officer

Date: August 3, 2012	/s/ Steven F. Nicola
Steven F. Nicola, Chief Financial Officer,
Secretary and Treasurer