Form 10-K
period 2012-09-30
MATTHEWS INTERNATIONAL CORP
filed 2012-11-27
CIK 63296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2012
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

The aggregate market value of the Class A Common Stock outstanding and held by non-affiliates of the registrant, based upon the closing sale price of the Class A Common Stock on the NASDAQ Global Select Market System on March 31, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $874 million.

As of October 31, 2012, shares of common stock outstanding were: Class A Common Stock 27,498,968 shares

Documents incorporated by reference: Specified portions of the Proxy Statement for the 2013 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

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

ITEM 1. BUSINESS.

Matthews, founded in 1850 and incorporated in Pennsylvania in 1902, is a designer, manufacturer and marketer principally of memorialization products and brand solutions.  Memorialization products consist primarily of bronze and granite memorials and other memorialization products, caskets and cremation equipment for the cemetery and funeral home industries.  Brand solutions include graphics imaging products and services, marking and fulfillment systems products, and merchandising solutions. In fiscal 2012 the Company changed the name of its Bronze, Casket and Marking Products segments to the Cemetery Products segment, the Funeral Home Products segment and the Marking and Fulfillment Systems segment, respectively. Also effective October 1, 2011, the Company’s cremation casket operations, previously included in the Cremation segment, are included in the Funeral Home Products segment.  The Company's products and operations are comprised of six business segments:  Cemetery Products (formerly Bronze), Funeral Home Products (formerly Casket), Cremation, Graphics Imaging, Marking and Fulfillment Systems (formerly Marking Products) and Merchandising Solutions.  The Cemetery Products segment is a leading manufacturer of cast bronze and granite memorials and other memorialization products, cast and etched architectural products and is a leading builder of mausoleums in the United States.  The Funeral Home Products segment is a leading casket manufacturer and distributor in North America and produces a wide variety of wood, metal and cremation caskets.  The Cremation segment is a leading designer and manufacturer of cremation equipment in North America and Europe. The Graphics Imaging segment manufactures and provides brand solutions, printing plates, gravure cylinders, pre-press services and imaging services for the primary packaging and corrugated industries.  The Marking and Fulfillment Systems segment designs, manufactures and distributes a wide range of marking and coding equipment and consumables, industrial automation products and order fulfillment systems that are used for identifying, tracking, picking and conveying  consumer and industrial products.  The Merchandising Solutions segment designs and manufactures merchandising displays and systems and provides creative merchandising and marketing solutions services.

At October 31, 2012, the Company and its majority-owned subsidiaries had approximately 5,400 employees.  The Company's principal executive offices are located at Two NorthShore Center, Pittsburgh, Pennsylvania 15212, its telephone number is
(412) 442-8200 and its internet website is www.matw.com.  The Company files all required reports with the Securities and Exchange Commission (“SEC”) in accordance with the Exchange Act.  These reports are available free of charge on the Company’s website as soon as practicable after being filed or furnished to the SEC. The reports filed with the SEC are also available to read and copy at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 or by contacting the SEC at 1-800-732-0330.  All reports filed with the SEC can be found on its website at www.sec.gov.

The following table sets forth reported sales and operating profit for the Company's business segments for the past three fiscal years.  Detailed financial information relating to business segments and to domestic and international operations is presented in Note 16 (“Segment Information”) to the Consolidated Financial Statements included in Part II of this Annual Report on Form 10-K.

ITEM 1.                      BUSINESS, (continued)

	Years Ended September 30,
	2012		2011		2010
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Sales to unaffiliated customers:
Memorialization:
Cemetery Products	$215,943	24.0%	$224,773	25.0%	$224,247	27.3%
Funeral Home Products	230,943	25.6	243,291	27.1	216,849	26.4
Cremation	45,981	5.1	39,278	4.4	32,786	4.0
	492,867	54.7	507,342	56.5	473,882	57.7
Brand Solutions:
Graphics Imaging	259,865	28.9	268,975	29.9	239,957	29.2
Marking and Fulfillment Systems	74,621	8.3	61,938	6.9	51,069	6.2
Merchandising Solutions	72,964	8.1	60,566	6.7	56,921	6.9
	407,450	45.3	391,479	43.5	347,947	42.3
Total	$900,317	100.0%	$898,821	100.0%	$821,829	100.0%

Operating profit:
Memorialization:
Cemetery Products	$33,195	35.5%	$52,474	44.3%	$56,167	48.2%
Funeral Home Products	26,525	28.3	29,039	24.5	27,506	23.6
Cremation	3,869	4.1	3,479	2.9	3,646	3.1
	63,589	67.9	84,992	71.7	87,319	74.9
Brand Solutions:
Graphics Imaging	14,843	15.9	22,427	18.9	21,077	18.1
Marking and Fulfillment Systems	10,061	10.8	7,819	6.6	5,817	5.0
Merchandising Solutions	5,084	5.4	3,278	2.8	2,368	2.0
	29,988	32.1	33,524	28.3	29,262	25.1
Total	$93,577	100.0%	$118,516	100.0%	$116,581	100.0%

In fiscal 2012, approximately 63% of the Company's sales were made from the United States, and 32%, 2%, 2% and 1% were made from Europe, Australia, Asia and Canada, respectively. For further information on Segments, see Note 16 (“Segment Information”) in Item 8 “Financial Statements and Supplementary Data” on pages 60 and 61 of this report. Cemetery Products segment products are sold throughout the world with the segment's principal operations located in the United States, Europe, Canada, and Australia.  Funeral Home Products segment products are primarily sold in North America. Cremation segment products and services are sold primarily in North America, Europe, Asia, and Australia.  Products and services of the Graphics Imaging segment are sold primarily in Europe, the United States and Asia.  The Marking and Fulfillment Systems segment sells equipment and consumables directly to industrial consumers and distributors in the United States and internationally through the Company's subsidiaries in Canada, Sweden and China, and through other foreign distributors.  Matthews owns a minority interest in Marking and Fulfillment Systems distributors in Asia, Australia and Europe.  Merchandising Solutions segment products and services are sold principally in the United States.

ITEM 1.	BUSINESS, (continued)

MEMORIALIZATION PRODUCTS AND MARKETS:

Cemetery Products:

The Cemetery Products segment manufactures and markets a full line of memorialization products used primarily in cemeteries.  The segment's products, which are sold principally in the United States, Europe, Canada and Australia, include cast bronze memorials, granite memorials and other memorialization products.  The segment also manufactures and markets architectural products that are produced from bronze, aluminum and other metals, which are used to identify or commemorate people, places, events and accomplishments.

Memorial products, which comprise the majority of the Cemetery Products segment's sales, include flush bronze and granite memorials, upright granite memorials and monuments, cremation memorialization products, granite benches, flower vases, crypt plates and letters, cremation urns, niche units, cemetery features and statues, along with other related products and services. Flush memorials are bronze plaques or granite memorials which contain personal information about a deceased individual (such as name, birth date, and death date), photos and emblems.  Flush bronze and granite memorials are even or "flush" with the ground and therefore are preferred by many cemeteries for easier mowing and general maintenance.  The segment's memorial products also include community and family mausoleums within North America.  In addition, the segment’s other memorial products include bronze plaques, letters, emblems, vases, lights and photo ceramics that can be affixed to granite monuments, mausoleums, crypts and flush memorials.  Principal customers for memorial products are cemeteries and memorial parks, which in turn sell the Company's products to the consumer.

Customers of the Cemetery Products segment can also purchase memorials and vases on a “pre-need” basis.  The “pre-need” concept permits families to arrange for these purchases in advance of their actual need.  Upon request, the Company will manufacture the memorial to the customer’s specifications (e.g., name and birth date) and place it in storage for future delivery.  Memorials in storage have been paid in full with title conveyed to each pre-need purchaser.

The Cemetery products segment manufactures a full line of memorial products for cremation, including urns in a variety of sizes, styles and shapes as well as standard and custom designed granite cremation pedestals and benches.  The segment also manufactures bronze and granite niche units, which are comprised of numerous compartments used to display cremation urns in mausoleums and churches.  In addition, the Company also markets turnkey cremation gardens, which include the design and all related products for a cremation memorial garden. As part of the Memorialization group, the segment works with the Funeral Home Products and Cremation segments to provide a total solution to customers that own and operate businesses in both the cemetery and funeral home markets.

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

Raw materials used by the Cemetery Products segment consist principally of bronze and aluminum ingot, granite, sheet metal, coating materials, photopolymers and construction materials and are generally available in adequate supply.  Ingot is obtained from various North American, European and Australian smelters.

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

ITEM 1.                      BUSINESS, (continued)

Funeral Home Products:

The Funeral Home Products segment is a leading manufacturer and distributor of caskets and other funeral home products in North America.  The segment produces and markets metal, wood and cremation caskets. Caskets are offered in a variety of colors, interior designs, handles and trim in order to accommodate specific religious, ethnic or other personal preferences. The segment also markets other funeral home products such as urns, jewelry, stationery and other funeral home products. The segment offers individually personalized caskets and urns through the Company-owned distribution network.

Metal caskets are made from various gauges of cold-rolled steel, stainless steel, copper and bronze.  Metal caskets are generally categorized by whether the casket is non-gasketed or gasketed, and by material (i.e., bronze, copper, or steel) and in the case of steel, by the gauge (thickness) of the metal.  Wood caskets are manufactured from nine different species of wood, as well as from veneer.  The species of wood used are poplar, pine, ash, oak, pecan, maple, cherry, walnut and mahogany.  The Funeral Home Products segment is a leading manufacturer of all-wood constructed caskets, which are manufactured using pegged and dowelled construction, and include no metal parts.  All-wood constructed caskets are preferred by certain religious groups. Cremation caskets are made primarily from wood or cardboard covered with cloth or veneer.  These caskets appeal primarily to cremation consumers, the environmentally concerned, and value buyers.

The Funeral Home Products segment also produces casket components.  Casket components include stamped metal parts, metal locking mechanisms for gasketed metal caskets, adjustable beds and interior panels.  Metal casket parts are produced by stamping cold-rolled steel, stainless steel, copper and bronze sheets into casket body parts.  Locking mechanisms and adjustable beds are produced by stamping and assembling a variety of steel parts.  The segment purchases from sawmills and lumber distributors various species of uncured wood, which it dries and cures.  The cured wood is processed into casket components.

The segment provides product and service assortment planning and merchandising and display products to funeral service businesses. These products assist funeral service professionals in providing information, value and satisfaction to their client families.

The primary materials required for casket manufacturing are cold-rolled steel and lumber. The segment also purchases copper, bronze, stainless steel, particleboard, corrugated materials, paper veneer, cloth, ornamental hardware and coating materials. Purchase orders or supply agreements are typically negotiated with large, integrated steel producers that have demonstrated timely delivery, high quality material and competitive prices.  Lumber is purchased from a number of sawmills and lumber distributors.  The Company purchases most of its lumber from sawmills within 150 miles of its wood casket manufacturing facility in York, Pennsylvania.

The segment markets its casket products in the United States through a combination of Company-owned and independent casket distribution facilities.  The Company operates approximately 60 distribution centers in the United States.  Over 70% of the segment’s casket products are currently sold through Company-owned distribution centers.  As part of the Memorialization group, the segment works with the Cemetery Products and Cremation segments to provide a total solution to customers that own and operate businesses in both the cemetery and funeral home markets.

The casket business is highly competitive. The segment competes with other manufacturers on the basis of product quality, price, service, design availability and breadth of product line.  The segment provides a line of casket products that it believes is as comprehensive as any of its major competitors.  There are a large number of casket industry participants operating in North America, and the industry has recently seen a few new foreign casket manufacturers, primarily from China, enter the North American market. The Funeral Home Products segment and its two largest competitors account for a substantial portion of the finished caskets produced and sold in North America.

ITEM 1.	BUSINESS, (continued)

Cremation:

The Cremation segment provides distinct, yet complementary, groups of products and services:

•	Cremation Systems
•	Waste Management/Incineration Systems
•	Environmental and Energy Systems
•	Service and Supplies
•	Crematory Management/Operations
•	Cremation Columbarium and Niche Units
•	Cremation Urns and Memorialization Products

Servicing the human, pet and specialized incineration markets, the segment’s primary market areas are North America and Europe.  The segment also sells into Latin America and the Caribbean, Australia and Asia.

Cremation systems includes both traditional flame-based and water-based bio-cremation systems for cremation of humans and pets, as well as equipment for processing the cremated remains and other related equipment (ventilated work stations, tables, cooler racks, vacuums).  The principal markets for these products are funeral homes, cemeteries, crematories, pet crematories, animal disposers and veterinarians. These products are marketed mostly direct by segment personnel.

Waste management/incineration systems encompass both batch load and continuous feed, static and rotary systems for incineration of all waste types, as well as equipment for in-loading waste, out-loading ash and energy recovery. The principal markets for these products are medical waste disposal, oil and gas “work camp” wastes, industrial wastes and bio mass generators.

Environmental and energy systems include emissions filtration units, waste heat recovery equipment, waste gas treatment products, as well as energy recovery and renewable power generation. The principal markets are municipalities or public/state agencies, the cremation industry and waste to energy and other industries which utilize incinerators for waste reduction and energy production.

Service and supplies consists of operator training, preventative maintenance and “at need” service work performed on various makes and models of equipment. This work can be as simple as replacing defective bulbs or as complex as complete reconstruction and upgrading or retro-fitting on site. Supplies are consumable items associated with normal operations.

Crematory management/operations represent the actual operation and management of client-owned crematories.  Currently the segment provides these services primarily to municipalities in Europe.

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

The Company competes with several manufacturers in the cremation and accessory equipment market principally on the basis of product design, quality and price.  The Cremation segment and its three largest global competitors account for a substantial portion of the U.S. and European cremation equipment market.  As part of the Memorialization group, the segment works with the Cemetery Products and Funeral Home Products segments to provide a total solution to customers that own and operate businesses in both the cemetery and funeral home markets.

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

Marking and Fulfillment Systems:

The Marking and Fulfillment Systems segment designs, manufactures and distributes a wide range of equipment and related consumables used by manufacturers and suppliers to identify, track, and brand their products.  Marking products can range from a mechanical marking solution to microprocessor-based ink-jet printing systems that can integrate into the customer’s manufacturing, inventory tracking and material handling control systems.  The Company manufactures and markets products and systems that employ different marking technologies including contact printing, indenting, etching, laser, and ink-jet printing.  Customers will often use a combination of these methods in order to achieve an appropriate mark.  These methods apply product information required for identification and traceability as well as to facilitate inventory and quality control, regulatory compliance and brand name communication.

Fulfillment systems provided by the Company complement the tracking and distribution of customer’s products and include order fulfillment systems, motor-driven rollers and controls for material handling systems, and other innovative custom solutions that address specific customer requirements.  Some of the industries for which custom products are produced include oil exploration, material handling and security scanning.  Material handling industry customers include some of the largest automated assembly, distribution and mail sorting companies in the United States.

A significant portion of the revenue of the Marking and Fulfillment Systems segment is attributable to the sale of consumables and replacement parts in connection with the marking, coding and tracking hardware sold by the Company.  The Company develops inks, rubber and steel consumables in harmony with the marking equipment in which they are used, which is critical to assure ongoing equipment reliability and mark quality.  Many marking equipment customers also use the Company's inks, solvents and cleaners.

The principal customers for the Company's marking and fulfillment products are manufacturers of durable goods and building products, consumer goods manufacturers, including food and beverage processors and producers of pharmaceuticals.  The Company also serves a wide variety of industrial markets, including metal fabricators, manufacturers of woven and non-woven fabrics, plastic, rubber and automotive products.

A portion of the segment's sales are outside the United States and are distributed through the Company's subsidiaries in Canada, Sweden, Germany and China in addition to other international distributors.  Matthews owns a minority interest in distributors in Asia, Australia and Europe.

The marking and fulfillment products industries are diverse, with companies either offering limited product lines for well-defined specialty markets, or similar to the Company, offering a broad product line and competing in various product markets and countries.  In the United States, the Company has manufactured and sold marking products and related consumable items since 1850.

Major raw materials for this segment's products include precision components, electronics, printing components, tool steels, rubber and chemicals, all of which are presently available in adequate supply from various sources.

Competition for marking and fulfillment products is based on product performance, integration into the manufacturing process, service and price.  The Company normally competes with specialty companies in specific brand marking solutions and traceability applications.  The Company believes that, in general, it offers one of the broadest lines of products to address a wide variety of marking, coding and tracking applications.

ITEM 1.	BUSINESS, (continued)

Merchandising Solutions:

The Merchandising Solutions segment provides merchandising, retail graphics and printing solutions for brand owners and retailers.  The segment designs, manufactures and installs merchandising and display systems, and provides total turnkey project management services.  The segment also provides creative merchandising and marketing solutions services.

The majority of the segment’s sales are derived from the design, engineering, manufacturing and execution of merchandising and display systems.  These systems include permanent and temporary displays, custom store fixtures, brand concept shops, interactive media, custom packaging, and screen and digitally printed promotional signage.  Design and engineering services include concept and model development, graphics design and prototyping.  Merchandising and display systems are manufactured to specifications developed by the segment in conjunction with the customer.  These products are marketed and sold primarily in the United States.

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

BACKLOG:

Because the nature of the Company's Cemetery Products, Graphics Imaging and Merchandising Solutions businesses are primarily custom products made to order with short lead times, backlogs are not generally material except for mausoleums in the Cemetery Products segment. Backlogs vary in a range of approximately one year of sales for mausoleums. Backlogs for the Funeral Home Products segment and the cremation casket businesses are not material. Cremation equipment sales backlogs vary in a range of eight to ten months of sales.  Backlogs generally vary in a range of up to four weeks of sales in the Marking and Fulfillment Systems segment.  The Company’s backlog is expected to be substantially filled in fiscal 2013.

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

At September 30, 2012, an accrual of approximately $5.7 million had been recorded for environmental remediation (of which $781,000 was classified in other current liabilities), representing management's best estimate of the probable and reasonably estimable costs of the Company's known remediation obligations.  The accrual does not consider the effects of inflation and anticipated expenditures are not discounted to their present value.  While final resolution of these contingencies could result in costs different than current accruals, management believes the ultimate outcome will not have a significant effect on the Company's consolidated results of operations or financial position.

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

ITEM 1A.                      RISK FACTORS, (continued)

Changes in Mortality and Cremation Rates. Generally, life expectancy in the United States and other countries in which the Company’s Memorialization businesses operate has increased steadily for several decades and is expected to continue to do so in the future.  The increase in life expectancy is also expected to impact the number of deaths in the future.  Additionally, cremations have steadily grown as a percentage of total deaths in the United States since the 1960’s, and are expected to continue to increase in the future.  The Company expects that these trends will continue in the future, and the result may affect the volume of bronze and granite memorialization products and burial caskets sold in the United States.  However, sales of the Company’s Cremation segment may benefit from the growth in cremations.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2. PROPERTIES.

Principal properties of the Company and its majority-owned subsidiaries as of October 31, 2012 were as follows (properties are owned by the Company except as noted):

Location	Description of Property
Cemetery Products:
Pittsburgh, PA	Manufacturing / Division Offices
Elberton, GA	Manufacturing
Kingwood, WV	Manufacturing
Melbourne, Australia	Manufacturing	(1)
Monterrey, Mexico Parma, Italy	Manufacturing Manufacturing / Warehouse	(1) (1)
Searcy, AR	Manufacturing
Whittier, CA	Manufacturing	(1)

Funeral Home Products (2):
Monterrey, Mexico	Manufacturing	(1)
Richmond, IN	Manufacturing	(1)
Richmond, IN	Manufacturing	(1)
Richmond, IN	Manufacturing / Metal Stamping
Richmond, IN	Injection Molding	(1)
York, PA	Manufacturing

Cremation:
Apopka, FL	Manufacturing / Division Offices
Manchester, England	Manufacturing	(1)
Manchester, England Udine, Italy	Manufacturing Manufacturing	(1) (1)
Graphics Imaging:
Pittsburgh, PA	Manufacturing / Division Offices
Julich, Germany	Manufacturing / Division Offices
Atlanta, GA	Manufacturing
Woburn, MA	Manufacturing	(1)
Bristol, England	Manufacturing
Goslar, Germany	Manufacturing	(1)
Leeds, England	Manufacturing	(1)
Monchengladbach, Germany	Manufacturing
Munich, Germany	Manufacturing	(1)
Nuremberg, Germany	Manufacturing	(1)
Oakland, CA	Manufacturing	(1)
Poznan, Poland	Manufacturing
St. Louis, MO	Manufacturing
Shenzhen, China	Manufacturing	(1)
Vienna, Austria	Manufacturing	(1)
Vreden, Germany	Manufacturing
Wan Chai, Hong Kong	Manufacturing	(1)
Izmir, Turkey	Manufacturing

ITEM 2.	PROPERTIES, (continued)

Location	Description of Property

Marking and Fulfillment Systems:
Pittsburgh, PA	Manufacturing / Division Offices
Gothenburg, Sweden	Manufacturing / Distribution	(1)
Tualatin, OR	Manufacturing	(1)
Beijing, China	Manufacturing	(1)
Ixonia, WI	Manufacturing	(1)
Germantown, WI	Manufacturing	(1)

Merchandising Solutions:
East Butler, PA	Manufacturing / Division Offices
Portland, OR	Sales Office	(1)

Corporate Office:
Pittsburgh, PA	General Offices

(1)	These properties are leased by the Company under operating lease arrangements. Rent expense incurred by the Company for all leased facilities was approximately $16.9 million in fiscal 2012.
(2)	In addition to the properties listed, the Funeral Home Products segment leases warehouse facilities totaling approximately 1.0 million square feet in 27 states under operating leases.

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

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

OFFICERS AND EXECUTIVE MANAGEMENT OF THE REGISTRANT

The following information is furnished with respect to officers and executive management as of October 31, 2012:

Name	Age	Positions with Registrant

Joseph C. Bartolacci	52	President and Chief Executive Officer

David F. Beck	60	Vice President and Controller
Jennifer A. Ciccone	45	Vice President, Human Resources

Brian J. Dunn	55	Group President, Brand Solutions

Steven D. Gackenbach	49	Group President, Memorialization

Steven F. Nicola	52	Chief Financial Officer, Secretary and Treasurer

Paul F. Rahill	55	President, Cremation Division

Brian D. Walters	43	Vice President and General Counsel

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

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information:

The authorized common stock of the Company consists of 70,000,000 shares of Class A Common Stock, $1 par value.  The Company's Class A Common Stock is traded on the NASDAQ Global Select Market System under the symbol “MATW”.  The following table sets forth the high, low and closing prices as reported by NASDAQ for the periods indicated:

	High	Low	Close
Fiscal 2012:
Quarter ended: September 30, 2012	$32.90	$27.88	$29.82
June 30, 2012	32.63	28.95	32.49
March 31, 2012	34.36	30.00	31.64
December 31, 2011	37.65	28.59	31.43

Fiscal 2011:
Quarter ended: September 30, 2011	$41.08	$28.57	$30.73
June 30, 2011	40.49	35.60	40.17
March 31, 2011	38.65	33.56	38.55
December 31, 2010	36.00	31.62	34.98

The Company has a stock repurchase program.  Under the current authorization, the Company's Board of Directors has authorized the repurchase of a total of 2,500,000 shares of Matthews’ common stock under the program, of which 1,814,651 shares remain available for repurchase as of September 30, 2012.  The buy-back program is designed to increase shareholder value, enlarge the Company's holdings of its common stock, and add to earnings per share.  Repurchased shares may be retained in treasury, utilized for acquisitions, or reissued to employees or other purchasers, subject to the restrictions of the Company’s Restated Articles of Incorporation.

All purchases of the Company’s common stock during fiscal 2012 were part of this repurchase program.

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS, (continued)

The following table shows the monthly fiscal 2012 stock repurchase activity:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced plan	Maximum number of shares that may yet be purchased under the plan

October 2011	10,000	$29.58	10,000	320,530
November 2011	97,570	33.48	97,570	2,722,960
December 2011	118,248	31.51	118,248	2,604,712
January 2012	18,222	31.49	18,222	2,586,490
February 2012	30,000	31.20	30,000	2,556,490
March 2012	80,000	31.24	80,000	2,476,490
April 2012	83,259	29.92	83,259	2,393,291
May 2012	109,594	29.92	109,594	2,283,637
June 2012	61,141	30.11	61,141	2,222,496
July 2012	93,411	28.87	93,411	2,129,085
August 2012	168,830	29.54	168,830	1,960,255
September 2012	145,604	30.39	145,604	1,814,651
Total	1,015,879	$30.53	1,015,879

Holders:

Based on records available to the Company, the number of registered holders of the Company's common stock was 498 at October 31, 2012.

Dividends:

A quarterly dividend of $.10 per share was paid for the fourth quarter of fiscal 2012 to shareholders of record on November 26, 2012. The Company paid quarterly dividends of $.09 per share for the first three quarters of fiscal 2012 and the fourth quarter of fiscal 2011.  The Company paid quarterly dividends of $.08 per share for the first three quarters of fiscal 2011 and the fourth quarter of fiscal 2010.  The Company paid quarterly dividends of $.07 per share for the first three quarters of fiscal 2010 and the fourth quarter of fiscal 2009.

Cash dividends have been paid on common shares in every year for at least the past forty-five years.  It is the present intention of the Company to continue to pay quarterly cash dividends on its common stock.  However, there is no assurance that dividends will be declared and paid as the declaration and payment of dividends is at the discretion of the Board of Directors of the Company and is dependent upon the Company's financial condition, results of operations, cash requirements, future prospects and other factors deemed relevant by the Board.

Securities Authorized for Issuance Under Equity Compensation Plans:

See Equity Compensation Plans in Item 12 “Security Ownership of Certain Beneficial Owners and Management” on page 70 of this report.

ITEM 5.                       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS, (continued)

PERFORMANCE GRAPH

COMPARISON OF FIVE-YEAR CUMULATIVE RETURN *
AMONG MATTHEWS INTERNATIONAL CORPORATION,
S&P 500 INDEX, S&P MIDCAP 400 INDEX AND S&P SMALLCAP 600 INDEX **

*  Total return assumes dividend reinvestment
** Fiscal year ended September 30

Note: Performance graph assumes $100 invested on October 1, 2007 in Matthews International Corporation Common Stock, Standard & Poor's (S&P) 500 Index, S&P MidCap 400 Index and S&P SmallCap 600 Index.  The results are not necessarily indicative of future performance.

ITEM 6.  SELECTED FINANCIAL DATA.

	Years Ended September 30,
	2012(1)	2011(2)	2010(3)	2009(4)	2008(5)
	(Amounts in thousands, except per share data)
	(Not Covered by Report of Independent Registered Public Accounting Firm)

Net sales	$900,317	$898,821	$821,829	$780,908	$818,623

Operating profit	93,577	118,516	116,581	101,011	132,952

Interest expense	11,476	8,241	7,419	12,053	10,405

Net income attributable to Matthews shareholders	55,843	72,372	69,057	57,732	79,484

Earnings per common share:
Basic	$1.98	$2.47	$2.32	$1.91	$2.57
Diluted	1.98	2.46	2.31	1.90	2.55

Weighted-average common
shares outstanding:
Basic	27,753	28,775	29,656	30,245	30,928
Diluted	27,839	28,812	29,706	30,318	31,184

Cash dividends per share	$.370	$.330	$.290	$.265	$.245

Total assets	$1,128,042	$1,097,455	$993,825	$949,653	$914,282
Long-term debt, non-current	298,148	299,170	225,256	237,530	219,124

(1)
Fiscal 2012 included net unusual charges of approximately $7,850 (pre-tax), which primarily consisted of charges related to cost reduction initiatives and incremental costs related to an ERP implementation in the Cemetery Products segment.  In addition, fiscal 2012 included the favorable effect of an adjustment of $528 to income tax expense primarily related to changes in estimated tax accruals for open tax periods.

(2)	Fiscal 2011 included the favorable effect of an adjustment of $606 to income tax expense primarily related to changes in estimated tax accruals for open tax periods.
(3)	Fiscal 2010 included the favorable effect of an adjustment of $838 to income tax expense primarily related to changes in estimated tax accruals for open tax periods.
(4)
Fiscal 2009 included pre-tax unusual charges of approximately $16,500, which primarily consisted of severance and other costs related to the consolidation of certain production operations within the Company’s Cemetery Products segment, costs related to operational and systems improvements in several of the Company’s other businesses, and asset adjustments resulting from current market conditions.  In addition, fiscal 2009 earnings included the favorable effect of an adjustment of $1,255 to income tax expense primarily related to the Company’s ability to utilize a European tax loss carryover generated in prior years and changes in the estimated tax accruals for open tax periods.

(5)
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

RESULTS OF OPERATIONS:

The following table sets forth sales and operating profit for the Company’s Memorialization and Brand Solutions businesses for each of the last three fiscal years.

	Years Ended September 30,
	2012	2011	2010
Sales:
Memorialization	$492,867	$507,342	$473,882
Brand Solutions	407,450	391,479	347,947
	$900,317	$898,821	$821,829

Operating Profit:
Memorialization	$63,589	$84,992	$87,319
Brand Solutions	29,988	33,524	29,262
	$93,577	$118,516	$116,581

Comparison of Fiscal 2012 and Fiscal 2011:

In fiscal 2012, the Company changed the name of its Bronze, Casket and Marking Products segments to the Cemetery Products segment, Funeral Home Products segment and Marking and Fulfillment Systems segment, respectively.  Also effective October 1, 2011, the Company’s cremation casket operations, previously included in the Cremation segment, are included in the Funeral Home Products segment. Prior period financial information has been reclassified to reflect the current presentation.

Sales for the year ended September 30, 2012 were $900.3 million, compared to $898.8 million for the year ended September 30, 2011.  Fiscal 2012 included the impact of recent acquisitions, and higher sales in the Cremation, Marking and Fulfillment Systems and Merchandising Solutions segments. These increases were offset by lower sales in the Cemetery Products, Funeral Home Products and Graphics Imaging segments, and by the unfavorable impact of changes in the values of foreign currencies of approximately $18.4 million compared to fiscal 2011.  Sales in the Cemetery Products and Funeral Home Products segments were negatively impacted by a decline in the estimated number of casketed and in-ground burial (non-cremation) deaths.

In the Memorialization businesses, Cemetery Products segment sales for fiscal 2012 were $215.9 million compared to $224.8 million for fiscal 2011.  The decrease primarily reflected lower sales of memorial products in North America, a decrease in mausoleum sales and the unfavorable impact of changes in foreign currencies against the U.S. dollar.  These declines were partially offset by the acquisition of Everlasting Granite in May 2012.  Sales for the Funeral Home Products segment were $230.9 million for fiscal 2012 compared to $243.3 million for fiscal 2011, which principally resulted from a reduction in sales volume. Lower sales volume of bronze memorials and caskets reflected the impact of a decline in the estimated number of casketed deaths compared to the prior year.  Sales for the Cremation segment were $46.0 million for fiscal 2012 compared to $39.3 million a year ago.  The increase principally resulted from higher sales of cremation equipment, primarily in the U.S., partially offset by the unfavorable impact of changes in foreign currency values.  In the Company’s Brand Solutions businesses, sales for the Graphics Imaging segment in fiscal 2012 were $259.9 million, compared to $269.0 million a year ago.  The decrease resulted principally from lower sales in the European market, and the unfavorable impact of changes in foreign currency values against the U.S. dollar. These declines were partially offset by the impact of the acquisition of Kroma Pre-Press Preparation Systems Industry & Trade, Inc. (“Kroma”) which was purchased in July 2011.  Marking and Fulfillment Systems segment sales for the year ended September 30, 2012 were $74.6 million, compared to $61.9 million for fiscal 2011.  The increase was principally due to higher equipment sales and the full year impact of two small acquisitions completed in fiscal 2011, partially offset by the unfavorable impact of changes in foreign currency values.

ITEM 7.                      MANAGEMENT'S DISCUSSION AND ANALYSIS, (continued)

Sales for the Merchandising Solutions segment were $73.0 million for fiscal 2012, compared to $60.6 million a year ago.  The improvement was attributable to an increase in sales to several large customers in fiscal 2012.

Gross profit for the year ended September 30, 2012 was $336.6 million, or 37.4% of sales, compared to $351.7 million, or 39.1% of sales, for fiscal 2011.  The decrease in fiscal 2012 consolidated gross profit compared to fiscal 2011 reflected lower sales, higher commodity costs, and unusual charges in several of the Company’s segments.  The unusual charges related primarily to severance costs in several of the Company’s businesses as a result of cost structure initiatives and incremental costs related to the Company’s ERP implementation in the Cemetery Products segment.

Selling and administrative expenses for the year ended September 30, 2012 were $243.0 million, or 27.0% of sales, compared to $233.1 million, or 25.9% of sales, for fiscal 2011.  The increase in selling and administrative expenses was attributable to higher sales in the Cremation, Marking and Fulfillment Systems and Merchandising Solutions segments, and the impact of acquisitions in the Cemetery Products and Marking and Fulfillment Systems segments.  In addition, fiscal 2012 selling and administrative expenses include net unusual charges in several segments.  Unusual charges primarily included severance costs, incremental costs related to the Company’s ERP implementation in the Cemetery Products segment, acquisition-related expenses and asset adjustments.  These charges were partially offset by unusual gains consisting of adjustments to contingent consideration liabilities, a favorable settlement on a claim related to the Company’s granite business and a gain on the sale of a business investment in China.

Operating profit for fiscal 2012 was $93.6 million, compared to $118.5 million for fiscal 2011.  The decrease in operating profit for fiscal 2012 reflected the impact of lower consolidated sales, higher commodity costs, a $2.1 million unfavorable impact of changes in foreign currency values against the U.S. dollar and net unusual charges totaling approximately $7.8 million.

Cemetery Products segment operating profit for fiscal 2012 was $33.2 million, compared to $52.5 million for fiscal 2011.  The decrease in fiscal 2012 operating profit compared to fiscal 2011 reflected lower sales, higher bronze ingot costs, the unfavorable impact of changes in foreign currency values and net unusual charges of approximately $5.4 million related to severance and ERP implementation costs.  Operating profit for the Funeral Home products segment for fiscal 2012 was $26.5 million, compared to $29.0 million for fiscal 2011.  The decrease in Funeral Home Products segment operating profit for fiscal 2012 primarily reflected the impact of lower sales, higher commodity (primarily fuel) costs and unusual charges of approximately $1.7 million related to severance costs.  These declines were partially offset by the benefit of selling and distribution cost structure initiatives and an adjustment to the liability for contingent consideration.  Cremation segment operating profit for the year ended September 30, 2012 was $3.9 million, compared to $3.5 million a year ago.  Fiscal 2012 operating profit reflected higher sales in the U.S. market, partially offset by lower margins on sales in the European market.  Graphics Imaging segment operating profit for fiscal 2012 was $14.8 million, compared to $22.4 million for 2011.  The decrease in fiscal 2012 reflected lower sales, and unusual charges of approximately $5.1 million related to severance costs and the unfavorable impact of changes in foreign currency values.  The unusual charges related primarily to severance and acquisition-related costs.  The declines were partially offset by an adjustment to the liability for contingent consideration and a gain on the sale of a business investment in China.  Operating profit for the Marking and Fulfillment Systems segment for fiscal 2012 was $10.1 million, compared to $7.8 million a year ago.  The increase in Marking and Fulfillment Systems segment operating profit principally reflected the impact of acquisitions and higher sales. The Merchandising Solutions segment operating profit was $5.1 million for fiscal 2012, compared to $3.3 million for fiscal 2011.  The increase principally reflected the impact of higher sales.

Investment income for the year ended September 30, 2012 was $3.9 million, compared to $1.4 million for the year ended September 30, 2011.  The increase principally reflected increases in the market value of investments held in trust for certain of the Company’s benefit plans.  Interest expense for fiscal 2012 was $11.5 million, compared to $8.2 million last year.  The increase in interest expense reflected higher average debt levels.

Other income (deductions), net, for the year ended September 30, 2012 represented a decrease in pre-tax income of $2.1 million, compared to an increase in pre-tax income of $298,000 in 2011.  Other income and deductions generally include banking-related fees and the impact of currency gains or losses on certain intercompany debt.

ITEM 7.                      MANAGEMENT'S DISCUSSION AND ANALYSIS, (continued)

The Company's effective tax rate for fiscal 2012 was 34.2%, compared to 34.4% for fiscal 2011. Fiscal 2012 and 2011 included the favorable impact of adjustments totaling $528,000 and $606,000, respectively, in income tax expense primarily related to changes in the estimated tax accruals for open tax periods.  Excluding these adjustments from both periods, the Company’s effective tax rate was 34.8% for fiscal year 2012 and 35.0% for fiscal year 2011. The decrease in the fiscal 2012 effective tax rate, compared to fiscal 2011 primarily reflected the impact of the Company’s European tax structure initiatives. The difference between the Company's effective tax rate and the Federal statutory rate of 35.0% primarily reflected the impact of state taxes, offset by lower foreign income taxes.

Net earnings attributable to noncontrolling interest was a loss of $639,000 for fiscal 2012, compared to net income of $1.1 million in fiscal 2011.  The decrease related principally to the Company’s acquisition of the remaining 22% interest in Saueressig GmbH & Co. KG (“Saueressig”) in April 2011 and a net loss recorded by the Company’s Turkish operation in fiscal 2012.

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

In the Memorialization businesses, Cemetery Products segment sales for fiscal 2011 were $224.8 million compared to $224.2 million for fiscal 2010.  The increase primarily reflected the December 2009 acquisition of United Memorial Products, Inc. (“UMP”) and the favorable impact of changes in foreign currency values against the U.S. dollar.  Excluding the impact of acquisitions and currency changes, fiscal 2011 Cemetery Products segment sales declined compared to fiscal 2010, reflecting lower sales volume of bronze memorial and architectural products and an unfavorable change in product mix.  Sales for the Funeral Home Products segment were $243.3 million for fiscal 2011 compared to $216.8 million for fiscal 2010.  The increase resulted principally from acquisitions.  Excluding the impact of acquisitions, fiscal 2011 Funeral Home Products segment sales declined, principally reflecting slightly lower unit volume and an unfavorable change in product mix.  Lower sales (excluding acquisitions) for both the Cemetery Products and Funeral Home Products segments reflected the impact of a decline in the estimated number of casketed deaths compared to the prior year.  Based on available published data, U.S. deaths for the year ended September 30, 2011 were estimated to have increased from fiscal 2010; however, casketed deaths (non-cremation) were estimated to have declined from the prior year.  Sales for the Cremation segment were $39.3 million for fiscal 2011 compared to $32.8 million for fiscal 2010.  The increase principally resulted from higher sales in all of the segment’s principal markets (U.S., U.K. and Europe) and the acquisition of a small manufacturer of cremation equipment in the U.K. in March 2010.  In the Company’s Brand Solutions businesses, sales for the Graphics Imaging segment in fiscal 2011 were $269.0 million, compared to $240.0 million for fiscal 2010.  The increase resulted principally from higher sales in all markets (Europe, U.S., U.K. and Asia), the July 2011 acquisition of Kroma and the favorable impact from changes in the values of foreign currencies against the U.S. dollar. Marking and Fulfillment Systems segment sales for the year ended September 30, 2011 were $61.9 million, compared to $51.1 million for fiscal 2010.  The increase was principally due to higher sales of equipment and consumables in the U.S. and China, two small acquisitions in fiscal 2011 and the favorable impact of changes in foreign currency values.  Sales for the Merchandising Solutions segment were $60.6 million for fiscal 2011, compared to $56.9 million for fiscal 2010.  The improvement was attributable to an increase in project volume to several large global customers in fiscal 2011, compared to fiscal 2010.

Gross profit for the year ended September 30, 2011 was $351.7 million, or 39.1% of sales, compared to $323.4 million, or 39.3% of sales, for fiscal 2010.  The increase in fiscal 2011 consolidated gross profit compared to fiscal 2010 reflected higher sales in the Brand Solutions businesses and the benefit of cost structure initiatives.  The increases were partially offset by higher commodity costs, primarily in the Cemetery Products and Funeral Home Products segments.

Selling and administrative expenses for the year ended September 30, 2011 were $233.1 million, or 25.9% of sales, compared to $206.8 million, or 25.2% of sales, for fiscal 2010.  The increase primarily resulted from higher sales and the impact of acquisitions.

ITEM 7.                      MANAGEMENT'S DISCUSSION AND ANALYSIS, (continued)

Operating profit for fiscal 2011 was $118.5 million, compared to $116.6 million for fiscal 2010.  The increase in operating profit for fiscal 2011 reflected the impact of acquisitions and a favorable impact of $1.4 million from changes in foreign currency values against the U.S. dollar.  These increases were partially offset by higher commodity costs, primarily in the Cemetery Products and Funeral Home Products segments.  Cemetery Products segment operating profit for fiscal 2011 was $52.5 million, compared to $56.2 million for fiscal 2010.  The decrease in fiscal 2011 operating profit compared to fiscal 2010 reflected lower sales, including an unfavorable shift in product mix, and a significant increase in bronze metal costs in fiscal 2011.  Operating profit for the Funeral Home Products segment for fiscal 2011 was $29.0 million, compared to $27.5 million for fiscal 2010.  The increase in Funeral Home Products segment operating profit for fiscal 2011 primarily reflected the benefit of acquisitions.  Excluding acquisitions, Funeral Home Products segment operating profit declined, primarily reflecting an unfavorable change in product mix and the impact of higher steel and fuel costs, partially offset by the benefit of recent cost structure initiatives.  Cremation segment operating profit for the year ended September 30, 2011 was $3.5 million, compared to $3.6 million a year ago.  Fiscal 2011 operating profit reflected the impact of higher equipment sales in the U.S. market and the March 2010 acquisition of a small cremation equipment manufacturer in the U.K., offset by lower margins on sales in the European market.  Graphics Imaging operating profit for fiscal 2011 was $22.4 million, compared to $21.1 million for 2010.  The increase in fiscal 2011 reflected higher sales, improvements in the segment’s U.S. cost structure, the acquisition of Kroma and the favorable impact of changes in foreign currency values, partially offset by higher manufacturing costs in the segment’s European gravure manufacturing operations.

Operating profit for the Marking and Fulfillment Systems segment for fiscal 2011 was $7.8 million, compared to $5.8 million a year ago.  The increase in Marking and Fulfillment Systems segment operating profit principally reflected the impact of acquisitions and higher sales in the U.S. and China. These increases were partially offset by an increase in research and development costs.  The Merchandising Solutions segment operating profit was $3.3 million for fiscal 2011, compared to $2.4 million for fiscal 2010.  The increase principally reflected the impact of higher sales.

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

ITEM 7.                      MANAGEMENT'S DISCUSSION AND ANALYSIS, (continued)

LIQUIDITY AND CAPITAL RESOURCES:

Net cash provided by operating activities was $82.1 million for the year ended September 30, 2012, compared to $95.6 million and $106.5 million for fiscal 2011 and 2010, respectively.  The decline in fiscal 2012 operating cash flow primarily reflected lower net income.  Operating cash flow for fiscal 2012 principally included net income adjusted for depreciation and amortization, stock-based compensation expense, and an increase in deferred taxes, partially offset by an increase in working capital items (primarily accounts receivable and inventory) and a cash contribution of $5.0 million to the Company’s principal pension plan.  Operating cash flow for fiscal 2011 primarily reflected net income adjusted for depreciation and amortization, stock-based compensation expense, and an increase in deferred taxes, partially offset by a net increase in working capital items.  In addition the Company made a cash contribution of $9.0 million to its principal pension plan.  Operating cash flow for fiscal 2010 primarily reflected net income adjusted for depreciation and amortization, stock-based compensation expense, and an increase in deferred taxes, partially offset by a cash contribution of $9.0 million to the Company’s principal pension plan.

Cash used in investing activities was $45.3 million for the year ended September 30, 2012, compared to $106.8 million and $54.3 million for fiscal years 2011 and 2010, respectively. Investing activities for fiscal 2012 primarily reflected capital expenditures of $33.2 million and payments (net of cash acquired) of $12.5 million for acquisitions.  Investing activities for fiscal 2011 primarily reflected payments (net of cash acquired) of $84.4 million for acquisitions and capital expenditures of $22.4 million. Investing activities for fiscal 2010 primarily reflected payments (net of cash acquired) of $32.3 million for acquisitions, capital expenditures of $21.4 million.

Capital expenditures were $33.2 million for the year ended September 30, 2012, compared to $22.4 million and $21.4 million for fiscal 2011 and 2010, respectively.  The increase in capital expenditures for fiscal 2012 primarily reflected new investments in gravure equipment in Germany and Turkey, and investments in ERP and e-commerce systems.  Capital expenditures in each of the last three fiscal years reflected reinvestment in the Company's business segments and were made primarily for the purchase of new manufacturing machinery, equipment and facilities designed to improve product quality, increase manufacturing efficiency, lower production costs and meet regulatory requirements.  Capital expenditures for the last three fiscal years were primarily financed through operating cash.

Capital spending for property, plant and equipment has averaged $25.7 million for the last three fiscal years.  Capital spending for fiscal 2013 is currently expected to be approximately $30.0 million.  The Company expects to generate sufficient cash from operations to fund all anticipated capital spending projects.

Cash used by financing activities for the year ended September 30, 2012 was $41.0 million, reflecting purchases of treasury stock of $31.0 million, and payment of dividends to the Company’s shareholders of $10.3 million ($0.37 per share).  Cash provided by financing activities for the year ended September 30, 2011 was $10.4 million, reflecting proceeds, net of repayments, on long-term debt of $68.9 million, purchases of treasury stock of $44.6 million, proceeds from the sale of treasury stock (stock option exercises) of $1.9 million, payment of dividends to the Company’s shareholders of $9.6 million ($0.33 per share) and distributions of $6.2 million to noncontrolling interests.  Cash used in financing activities for the year ended September 30, 2010 was $51.5 million, reflecting repayments, net of proceeds, on long-term debt of $8.8 million, purchases of treasury stock of $35.3 million, proceeds from the sale of treasury stock (stock option exercises) of $1.5 million, payment of dividends to the Company’s shareholders of $8.7 million ($0.29 per share) and distributions of $234,000 to noncontrolling interests.

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

The Revolving Credit Facility requires the Company to maintain certain leverage and interest coverage ratios.  A portion of the facility (not to exceed $25.0 million) is available for the issuance of trade and standby letters of credit. Outstanding borrowings on the Revolving Credit Facility at September 30, 2012 and 2011 were $281.3 million and $250.0 million, respectively.  The weighted-average interest rate on outstanding borrowings at September 30, 2012 and 2011 was 2.83% and 2.59%, respectively.

ITEM 7.                      MANAGEMENT'S DISCUSSION AND ANALYSIS, (continued)

The Company has entered into the following interest rate swaps:

Effective Date	Amount	Fixed Interest Rate	Interest Rate Spread at September 30, 2012	Maturity Date
May 2011	$25 million	1.37%	1.25%	May 2014
October 2011	25 million	1.67%	1.25%	October 2015
November 2011	25 million	2.13%	1.25%	November 2014
March 2012	25 million	2.44%	1.25%	March 2015
June 2012	40 million	1.88%	1.25%	June 2022
August 2012	35 million	1.74%	1.25%	June 2022
September 2012	25 million	3.03%	1.25%	December 2015
September 2012	25 million	1.24%	1.25%	March 2017
November 2012	25 million	1.33%	1.25%	November 2015

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

The fair value of the interest rate swaps reflected an unrealized loss of $9.1 million ($5.6 million after tax) at September 30, 2012 that is included in equity as part of accumulated other comprehensive loss.  Assuming market rates remain constant with the rates at September 30, 2012, approximately $1.7 million of the $5.6 million loss included in accumulated other comprehensive loss is expected to be recognized in earnings as an adjustment to interest expense over the next twelve months.

The Company, through certain of its German subsidiaries, had a credit facility with a European bank that expired in September 2012. The maximum amount of borrowings available under this facility was 25.0 million Euros. Outstanding borrowings under the credit facility totaled 23.6 million Euros ($31.6 million) at September 30, 2011.  The weighted-average interest rate on outstanding borrowings under the facility at September 30, 2011 was 2.38%.

The Company, through its German subsidiary, Saueressig, has several loans with various European banks.  Outstanding borrowings on these loans totaled 8.2 million Euros ($10.5 million) and 8.3 million Euros ($11.2 million) at September 30, 2012 and 2011, respectively.  The weighted-average interest rate on outstanding borrowings of Saueressig at September 30, 2012 and 2011 was 6.10% and 6.05%, respectively.

The Company, through its wholly-owned subsidiary Matthews International S.p.A., has several loans with various Italian banks.  Outstanding borrowings on these loans totaled 6.3 million Euros ($8.1 million) and 8.7 million Euros ($11.6 million) at September 30, 2012 and 2011, respectively.  Matthews International S.p.A. also has three lines of credit totaling 11.4 million Euros ($14.6 million) with the same Italian banks.  Outstanding borrowings on these lines were 3.4 million Euros ($4.3 million) and 493,000 Euros ($661,000) at September 30, 2012 and 2011, respectively.  The weighted-average interest rate on outstanding Matthews International S.p.A. borrowings at September 30, 2012 and 2011 was 3.08% and 3.11%, respectively.

The Company has a stock repurchase program.  Under the current authorization, the Company's Board of Directors has authorized the repurchase of a total of 2,500,000 shares of Matthews’ common stock under the program, of which 1,814,651 shares remain available for repurchase as of September 30, 2012.  The buy-back program is designed to increase shareholder value, enlarge the Company's holdings of its common stock, and add to earnings per share.  Repurchased shares may be retained in treasury, utilized for acquisitions, or reissued to employees or other purchasers, subject to the restrictions of the Company’s Restated Articles of Incorporation.

ITEM 7.                      MANAGEMENT'S DISCUSSION AND ANALYSIS, (continued)

Consolidated working capital was $204.4 million at September 30, 2012, compared to $208.1 million and $187.5 million at September 30, 2011 and 2010, respectively. Working capital at September 30, 2012 reflected an increase in accounts receivable and inventory, and an increase in the current portion of estimated contingent consideration related to acquisitions.  Working capital at September 30, 2011 reflected an increase in accounts receivable and inventory in connection with recent acquisitions. Working capital at September 30, 2010 reflected an increase in accounts receivable and inventory in connection with recent acquisitions. Cash and cash equivalents were $58.3 million at September 30, 2012, compared to $61.7 million and $59.7 million at September 30, 2011 and 2010, respectively.  The Company's current ratio was 2.1 at September 30, 2012 and 2.3 at September 30, 2011 and 2010.

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

At September 30, 2012, an accrual of approximately $5.7 million had been recorded for environmental remediation (of which $781,000 was classified in other current liabilities), representing management's best estimate of the probable and reasonably estimable costs of the Company's known remediation obligations.  The accrual, which reflects previously established reserves assumed with the acquisition of York and additional reserves recorded as a purchase accounting adjustment, does not consider the effects of inflation and anticipated expenditures are not discounted to their present value.  Changes in the accrued environmental remediation obligation from the prior fiscal year reflect payments charged against the accrual.

While final resolution of these contingencies could result in costs different than current accruals, management believes the ultimate outcome will not have a significant effect on the Company's consolidated results of operations or financial position.

ACQUISITIONS:

Fiscal 2012:

Acquisition spending, net of cash acquired, during the year ended September 30, 2012 totaled $12.5 million.  The acquisitions were not individually material to the Company’s consolidated financial position or results of operations, and primarily included the following:

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

ITEM 7.                      MANAGEMENT'S DISCUSSION AND ANALYSIS, (continued)

In August 2011, the Company acquired Lightning Pick Technologies, Inc. (“LPT”), a manufacturer that develops, installs and supports paperless order fulfillment solutions.  The transaction is intended to expand the Company’s presence and product breadth in the fulfillment systems industry.

In July 2011, the Company purchased a 61.5% interest in Kroma, a leading provider of pre-press services and roto-gravure printing cylinders in Turkey.  The acquisition is designed to further extend Matthews' presence as the leading provider of reprographic pre-press products and services to the European packaging and tobacco markets.  The Company also has an arrangement to acquire an additional 8.5% interest and an option agreement related to the remaining 30% interest in Kroma.

In April 2011, the Company completed the purchase of the remaining 22% interest in Saueressig for 19.3 million Euros ($27.4 million), completing the option agreement in connection with the May 2008 acquisition of a 78% interest in Saueressig.

In March 2011, the Company acquired Innovative Picking Technologies, Inc. (“IPTI”), a manufacturer of paperless order fulfillment systems.  The transaction is intended to expand the Company’s presence into the fulfillment systems industry.

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

ITEM 7.                      MANAGEMENT'S DISCUSSION AND ANALYSIS, (continued)

FORWARD-LOOKING INFORMATION:

Matthews has a three-pronged strategy to attain annual growth in earnings per share. This strategy consists of the following:  internal growth (which includes organic growth, cost structure and productivity improvements, new product development and the expansion into new markets with existing products), acquisitions and share repurchases under the Company’s stock repurchase program (see "Liquidity and Capital Resources").

The Company’s results for fiscal 2012 were impacted by several significant factors, including:
•	the impact of the decline in U.S. deaths on sales of bronze memorial and casket products;
•	a slow-down in our European markets (including a recent further decline in the value of the Euro);
•	an ERP implementation in our Cemetery Products segment.

Many of these challenges are expected to continue in fiscal 2013.  As a result, the Company initiated more aggressive cost reduction programs and accelerated initiatives to resolve the remaining ERP implementation issues, which resulted in additional one-time costs in the fiscal 2012 fourth quarter.  These initiatives are progressing well but are still ongoing, which will result in further unusual costs during fiscal 2013.

However, demand for the products and services of our Merchandising Solutions and Marking and Fulfillment Systems businesses remained solid through fiscal 2012.  Cremation equipment sales volume also continued to grow domestically.  These trends are expected to continue.

Based on the aforementioned, excluding unusual costs, the Company is projecting growth in fiscal 2013 earnings per share over fiscal 2012.

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

The Company's significant accounting policies are included in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.  Management believes that the application of these policies on a consistent basis enables the Company to provide useful and reliable financial information about the Company's operating results and financial condition.  The following accounting policies involve significant estimates, which were considered critical to the preparation of the Company's consolidated financial statements for the year ended September 30, 2012.

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

ITEM 7.              MANAGEMENT'S DISCUSSION AND ANALYSIS, (continued)

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

Goodwill is not amortized, but is subject to periodic review for impairment.  In general, when the carrying value of a reporting unit exceeds its implied fair value, an impairment loss must be recognized.  For purposes of testing for impairment, the Company uses a combination of valuation techniques, including discounted cash flows.  Intangible assets are amortized over their estimated useful lives, unless such lives are considered to be indefinite.  A significant decline in cash flows generated from these assets may result in a write-down of the carrying values of the related assets.  The Company performed its annual impairment reviews in the second quarters of fiscal 2012, 2011 and 2010 and determined that no adjustments to the carrying values of goodwill or other intangibles with indefinite lives were necessary at those times.

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

The Company's principal pension plan maintains a substantial portion of its assets in equity securities in accordance with the investment policy established by the Company’s pension board.  Based on an analysis of the historical performance of the plan's assets and information provided by its independent investment advisor, the Company set the long-term rate of return assumption for these assets at 8.0% at September 30, 2012 for purposes of determining pension cost and funded status.   The Company’s discount rate assumption used in determining the present value of the projected benefit obligation is based upon published indices as of September 30, 2012 and September 30, 2011 for the fiscal year end valuation. The discount rate was 4.00%, 4.75% and 5.25% in fiscal 2012, 2011 and 2010, respectively.

Environmental:

Environmental liabilities are recorded when the Company's obligation is probable and reasonably estimable.  Accruals for losses from environmental remediation obligations do not consider the effects of inflation and anticipated expenditures are not discounted to their present value.

ITEM 7.              MANAGEMENT'S DISCUSSION AND ANALYSIS, (continued)

Revenue Recognition:

Revenues are generally recognized when title and risk of loss pass to the customer, which is typically at the time of product shipment.  For pre-need sales of memorials and vases, revenue is recognized when the memorial has been manufactured to the customer’s specifications (e.g., name and birth date), title has been transferred to the customer and the memorial and vase are placed in storage for future delivery.  A liability has been recorded for the estimated costs of finishing pre-need bronze memorials and vases that have been manufactured and placed in storage prior to July 1, 2003 for future delivery.  Beginning July 1, 2003, revenue is deferred by the Company on the portion of pre-need sales attributable to the final finishing and storage of the pre-need merchandise.  Deferred revenue for final finishing is recognized at the time the pre-need merchandise is finished and shipped to the customer.  Deferred revenue related to storage is recognized on a straight-line basis over the estimated average time that pre-need merchandise is held in storage.  At September 30, 2012, the Company held 328,870 memorials and 234,115 vases in its storage facilities under the pre-need sales program.

Construction revenues are recognized under the percentage-of-completion method of accounting using the cost-to-cost method.

The Company offers rebates to certain customers participating in volume purchase programs.  Rebates are estimated and recorded as a reduction in sales at the time the Company’s products are sold.

LONG-TERM CONTRACTUAL OBLIGATIONS AND COMMITMENTS:

The following table summarizes the Company’s contractual obligations at September 30, 2012, and the effect such obligations are expected to have on its liquidity and cash flows in future periods.

	Payments due in fiscal year:
					After
	Total	2013	2014 to 2015	2016 to 2017	2017
Contractual Cash Obligations:	(Dollar amounts in thousands)
Revolving credit facility	$281,323	$-	$-	$281,323	$-
Notes payable to banks	26,626	15,905	9,457	1,089	175
Short-term borrowings	4,322	4,322	-	-	-
Capital lease obligations	9,486	1,586	2,471	891	4,538
Non-cancelable operating leases	24,826	9,993	10,557	3,851	425
Total contractual cash obligations	$346,583	$31,806	$22,485	$287,154	$5,138

A significant portion of the loans included in the table above bear interest at variable rates. At September 30, 2012, the weighted-average interest rate was 2.83% on the Company’s domestic Revolving Credit Facility, 6.10% on bank loans to its wholly-owned subsidiary, Saueressig, and 3.08% on bank loans to the Company’s wholly-owned subsidiary, Matthews International S.p.A.

Benefit payments under the Company’s principal retirement plan are made from plan assets, while benefit payments under the supplemental retirement plan and postretirement benefit plan are funded from the Company’s operating cash. Under I.R.S. regulations, the Company was not required to make any significant contributions to its principal retirement plan in fiscal 2012, however, in fiscal 2012, the Company made a contribution of $5.0 million to its principal retirement plan. The Company is not required to make any significant cash contributions to its principal retirement plan in fiscal 2013.  The Company estimates that benefit payments to participants under its retirement plans (including its supplemental retirement plan) and postretirement benefit payments will be approximately $6.3 million and $1.1 million, respectively, in fiscal 2013.  The amounts are expected to increase incrementally each year thereafter, to $7.9 million and $1.5 million in 2017.  The Company believes that its current liquidity sources, combined with its operating cash flow and borrowing capacity, will be sufficient to meet its capital needs for the foreseeable future.

In connection with several recent acquisitions, the Company has recorded contingent consideration of approximately $16.1 million.  The fair value of the contingent consideration expected to be settled in fiscal 2013 is approximately $13.3 million, with the remainder scheduled to be settled in fiscal 2014.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS, (continued)

In connection with its July 2011 acquisition of a 70% interest in Kroma, the Company entered into an option agreement related to the remaining 30% interest in Kroma.  The option agreement contains put and call provisions for the purchase of the remaining 30% interest in future years at a price to be determined by a formula based upon future operating results of Kroma.  The Company has recorded an estimate of $10.5 million in “Arrangement with noncontrolling interest” on the September 30, 2012 Consolidated Balance Sheet representing the current estimate of the future purchase price.  The timing of the exercise of the put and call provisions is not presently determinable.

Unrecognized tax benefits are positions taken, or expected to be taken, on an income tax return that may result in additional payments to tax authorities.  If a tax authority agrees with the tax position taken, or expected to be taken, or the applicable statute of limitations expires, then additional payments will not be necessary.  As of September 30, 2012, the Company had unrecognized tax benefits, excluding penalties and interest, of approximately $2.7 million.  The timing of potential future payments related to the unrecognized tax benefits is not presently determinable.

INFLATION:

Except for the volatility in the cost of bronze ingot, steel and fuel (see “Results of Operations”), inflation has not had a material impact on the Company over the past three years nor is it anticipated to have a material impact for the foreseeable future.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

In September 2011, the Financial Accounting Standards Board (“FASB”) issued an amendment to the guidance for goodwill and other intangibles. The amendment applies to the goodwill impairment test and permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test.  The more likely than not threshold is defined as a likelihood of more than 50 percent. The amendment was effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  This amendment was adopted by the Company for the quarter ended March 31, 2012.  Adoption of this amendment did not have a material effect on the financial statements.

In June 2011, the FASB issued an amendment to the guidance on the presentation of comprehensive income.  The amendment requires that comprehensive income be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, an entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and other comprehensive income are presented. This amendment is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  Adoption of this amendment did not have a material effect on the financial statements.

In May 2011, the FASB issued an amendment to revise the wording used to describe many of the requirements for measuring fair value and disclosing information about fair value measurements.  This amendment clarifies the FASB’s intention about the application of fair value.  In addition, the amendment changes certain principles or requirements for measuring fair value and disclosure of such measurements.  The amendment was effective for annual and interim reporting periods beginning after December 15, 2011, and was adopted by the Company for the quarter ended March 31, 2012. Adoption of this amendment did not have a material effect on the financial statements.

In December 2010, the FASB issued an amendment to the disclosure requirements for business combinations. This amendment specifies that if comparative financial statements are presented in connection with a business combination, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.  The amendment also expands the disclosure requirement to include the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination. The amendment was effective for business combinations consummated on or before the beginning of the first annual reporting period beginning on or after December 15, 2010, and early adoption is permitted.  This amendment was adopted by the Company for the fiscal year ended September 30, 2012.  Adoption of this amendment did not have a material effect on the financial statements.

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

The Company has entered into the following interest rate swaps:

Effective Date	Amount	Fixed Interest Rate	Interest Rate Spread at September 30, 2012	Maturity Date
May 2011	$25 million	1.37%	1.25%	May 2014
October 2011	25 million	1.67%	1.25%	October 2015
November 2011	25 million	2.13%	1.25%	November 2014
March 2012	25 million	2.44%	1.25%	March 2015
June 2012	40 million	1.88%	1.25%	June 2022
August 2012	35 million	1.74%	1.25%	June 2022
September 2012	25 million	3.03%	1.25%	December 2015
September 2012	25 million	1.24%	1.25%	March 2017
November 2012	25 million	1.33%	1.25%	November 2015

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

The fair value of the interest rate swaps reflected an unrealized loss of $9.1 million ($5.6 million after tax) at September 30, 2012 that is included in equity as part of accumulated other comprehensive loss.  A decrease of 10% in market interest rates (e.g. a decrease from 5.0% to 4.5%) would result in an increase of approximately $1.0 million in the fair value liability of the interest rate swaps.

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

Foreign Currency Exchange Rates - The Company is subject to changes in various foreign currency exchange rates, primarily including the Euro, British Pound, Canadian Dollar, Australian Dollar, Swedish Krona, Chinese Yuan, Hong Kong Dollar, Polish Zloty, Turkish Lira and Vietnamese Dong in the conversion from local currencies to the U.S. dollar of the reported financial position and operating results of its non-U.S. based subsidiaries.  An adverse change (strengthening dollar) of 10% in exchange rates would have resulted in a decrease in reported sales of $34.1 million and a decrease in reported operating income of $3.2 million for the year ended September 30, 2012.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK, (continued)

Actuarial Assumptions - The most significant actuarial assumptions affecting pension expense and pension obligations include the valuation of retirement plan assets, the discount rate and the estimated return on plan assets.  The estimated return on plan assets is currently based upon projections provided by the Company’s independent investment advisor, considering the investment policy of the plan and the plan’s asset allocation.  The fair value of plan assets and discount rate are “point-in-time” measures, and the recent volatility of the debt and equity markets makes estimating future changes in fair value of plan assets and discount rates more challenging.  The following table summarizes the impact on the September 30, 2012 actuarial valuations of changes in the primary assumptions affecting the Company’s retirement plans and supplemental retirement plan.

	Impact of Changes in Actuarial Assumptions
	Change in Discount Rate		Change in Expected Return		Change in Market Value of Assets
	+1%	-1%	+1%	-1%	+5%	-5%
	(Dollar amounts in thousands)
Increase (decrease) in net benefit cost	$(2,747)	$ 3,339	$(1,056)	$1,056	$ (965)	$	$ 965

Increase (decrease) in projected benefit obligation	(24,551)	30,652	-	-	-		-

Increase (decrease) in funded status	24,551	(30,652)	-	-	5,438		(5,438)

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Description	Pages

Management’s Report to Shareholders	34

Report of Independent Registered Public Accounting Firm	35

Financial Statements:

Consolidated Balance Sheets as of September 30, 2012 and 2011	36-37

Consolidated Statements of Income for the years ended September 30, 2012, 2011 and 2010	38

Consolidated Statements of Shareholders' Equity for the years ended September 30, 2012, 2011 and 2010	39

Consolidated Statements of Cash Flows for the years ended September 30, 2012, 2011 and 2010	40

Notes to Consolidated Financial Statements	41-66

Supplementary Financial Information (unaudited)	67

Financial Statement Schedule – Schedule II-Valuation and Qualifying
Accounts for the years ended September 30, 2012, 2011 and 2010	68

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

Based on its assessment, management has concluded that the Company maintained effective internal control over financial reporting as of September 30, 2012, based on criteria in Internal Control – Integrated Framework issued by the COSO. The effectiveness of the Company’s internal control over financial reporting as of September 30, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Management’s Certifications

The certifications of the Company’s Chief Executive Officer and Chief Financial Officer required by the Sarbanes-Oxley Act have been included as Exhibits 31 and 32 in the Company’s Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
   Matthews International Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Matthews International Corporation and its subsidiaries at September 30, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2012 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 8.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/PricewaterhouseCoopers LLP

Pittsburgh, Pennsylvania
November 26, 2012

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
September 30, 2012 and 2011
(Dollar amounts in thousands, except per share data)

ASSETS	2012	2011
Current assets:
Cash and cash equivalents	$58,259	$61,662
Accounts receivable, net of allowance for doubtful accounts of $11,177 and $10,736, respectively	174,632	164,738
Inventories	130,690	125,567
Deferred income taxes	1,694	1,722
Other current assets	19,950	16,157

Total current assets	385,225	369,846

Investments	18,842	15,105

Property, plant and equipment, net	144,049	134,504

Deferred income taxes	32,647	33,818

Other assets	12,083	16,354

Goodwill	476,181	465,003

Other intangible assets, net	59,015	62,825

Total assets	$1,128,042	$1,097,455

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS, continued
September 30, 2012 and 2011
(Dollar amounts in thousands, except per share data)

LIABILITIES AND SHAREHOLDERS' EQUITY	2012	2011
Current liabilities:
Long-term debt, current maturities	$21,566	$18,014
Trade accounts payable	44,294	43,001
Accrued compensation	30,222	31,339
Accrued income taxes	7,632	10,272
Customer prepayments	15,883	14,320
Contingent consideration	13,298	-
Other current liabilities	47,978	44,795
Total current liabilities	180,873	161,741

Long-term debt	298,148	299,170

Accrued pension	78,563	66,714

Postretirement benefits	27,725	26,417

Deferred income taxes	18,624	17,007

Other liabilities	33,194	48,151
Total liabilities	637,127	619,200

Arrangement with noncontrolling interest	10,481	10,162

Shareholders' equity-Matthews:
Class A common stock, $1.00 par value; authorized 70,000,000 shares; 36,333,992 shares issued	36,334	36,334
Preferred stock, $100 par value, authorized 10,000 shares, none issued	-	-
Additional paid-in capital	47,893	48,554
Retained earnings	727,176	681,658
Accumulated other comprehensive loss	(65,083)	(58,658)
Treasury stock, 8,711,924 and 7,884,190 shares, respectively, at cost	(268,499)	(243,246)
Total shareholders' equity-Matthews	477,821	464,642
Noncontrolling interests	2,613	3,451
Total shareholders' equity	480,434	468,093

Total liabilities and shareholders' equity	$1,128,042	$1,097,455

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
for the years ended September 30, 2012, 2011 and 2010
(Dollar amounts in thousands, except per share data)

	2012	2011	2010
Sales	$900,317	$898,821	$821,829
Cost of sales	(563,747)	(547,161)	(498,442)

Gross profit	336,570	351,660	323,387

Selling expense	(103,659)	(99,251)	(91,215)
Administrative expense	(139,334)	(133,893)	(115,591)

Operating profit	93,577	118,516	116,581

Investment income	3,891	1,443	2,536
Interest expense	(11,476)	(8,241)	(7,419)
Other income (deductions), net	(2,071)	298	(1,285)

Income before income taxes	83,921	112,016	110,413

Income taxes	(28,717)	(38,556)	(38,639)

Net income	55,204	73,460	71,774

Net (income) loss attributable to noncontrolling interests	639	(1,088)	(2,717)

Net income attributable to Matthews shareholders	$55,843	$72,372	$69,057

Earnings per share attributable to Matthews shareholders:

Basic	$1.98	$2.47	$2.32

Diluted	$1.98	$2.46	$2.31

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
for the years ended September 30, 2012, 2011 and 2010
(Dollar amounts in thousands, except per share data)

				Accumulated
				Other
		Additional		Comprehensive		Non-
	Common	Paid-in	Retained	Income (Loss)	Treasury	controlling
	Stock	Capital	Earnings	(net of tax)	Stock	interests	Total
Balance, September 30, 2009	$36,334	$47,436	$559,786	$(29,884)	$(179,454)	$4,676	$438,894
Net income	-	-	69,057	-	-	2,717	71,774
Minimum pension liability	-	-	-	3,929	-	-	3,929
Translation adjustment	-	-	-	(11,952)	-	901	(11,051)
Fair value of derivatives	-	-	-	771	-	-	771
Total comprehensive income							65,423
Stock-based compensation	-	6,567	-	-	-	-	6,567
Purchase of 1,070,173 shares treasury stock	-	-	-	-	(35,305)	-	(35,305)
Issuance of 246,178 shares treasury stock	-	(5,709)	-	-	7,289	-	1,580
Dividends, $.29 per share	-	-	(8,688)	-	-	-	(8,688)
Distribution to noncontrolling interests	-	-	-	-	-	(234)	(234)
Arrangement-noncontrolling interest	-	-	1,768	-	-	23,723	25,491
Balance, September 30, 2010	36,334	48,294	621,923	(37,136)	(207,470)	31,783	493,728
Net income	-	-	72,372	-	-	1,088	73,460
Minimum pension liability	-	-	-	(11,255)	-	-	(11,255)
Translation adjustment	-	-	-	(8,607)	-	523	(8,084)
Fair value of derivatives	-	-	-	(1,660)	-	-	(1,660)
Total comprehensive income							52,461
Stock-based compensation	-	6,972	-	-	-	-	6,972
Purchase of 1,319,375 shares treasury stock	-	-	-	-	(44,567)	-	(44,567)
Issuance of 290,854 shares treasury stock	-	(6,712)	-	-	8,791	-	2,079
Dividends, $.33 per share	-	-	(9,632)	-	-	-	(9,632)
Distribution to noncontrolling interests	-	-	-	-	-	(6,220)	(6,220)
Arrangement-noncontrolling interest	-	-	(3,005)	-	-	(23,723)	(26,728)
Balance, September 30, 2011	36,334	48,554	681,658	(58,658)	(243,246)	3,451	468,093
Net income	-	-	55,843	-	-	(639)	55,204
Minimum pension liability	-	-	-	(3,327)	-	-	(3,327)
Translation adjustment	-	-	-	(1,895)	-	(29)	(1,924)
Fair value of derivatives	-	-	-	(1,203)	-	-	(1,203)
Total comprehensive income							48,750
Stock-based compensation	-	5,472	-	-	-	-	5,472
Purchase of 1,015,879 shares treasury stock	-	-	-	-	(31,017)	-	(31,017)
Issuance of 188,145 shares treasury stock	-	(6,133)	-	-	5,764	-	(369)
Dividends, $.37 per share	-	-	(10,325)	-	-	-	(10,325)
Distribution to noncontrolling interests	-	-	-	-	-	(170)	(170)
Balance, September 30, 2012	$36,334	$47,893	$727,176	$(65,083)	$(268,499)	$2,613	$480,434

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended September 30, 2012, 2011 and 2010
(Dollar amounts in thousands, except per share data)

	2012	2011	2010
Cash flows from operating activities:
Net income	$55,204	$73,460	$71,774
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,821	27,661	27,322
Stock-based compensation expense	5,472	6,972	6,567
Increase in deferred taxes	6,050	9,481	4,299
Gain on sale of investments	(5,257)	(2,832)	(544)
Changes in working capital items	(16,403)	(23,093)	(65)
Decrease (increase) in other assets	4,456	4,787	(3,176)
Decrease in other liabilities	(3,854)	(2,007)	(1,415)
Increase in pension and postretirement benefit obligations	7,634	1,135	1,725
Net cash provided by operating activities	82,123	95,564	106,487
Cash flows from investing activities:
Capital expenditures	(33,236)	(22,440)	(21,437)
Acquisitions, net of cash acquired	(12,541)	(84,369)	(32,323)
Proceeds from dispositions of assets	1,461	1,463	196
Purchases of investment securities	(958)	(1,639)	(1,616)
Proceeds from dispositions of investments	-	169	926
Net cash used in investing activities	(45,274)	(106,816)	(54,254)
Cash flows from financing activities:
Proceeds from long-term debt	53,330	117,107	58,465
Payments on long-term debt	(53,056)	(48,214)	(67,307)
Purchases of treasury stock	(31,017)	(44,567)	(35,305)
Proceeds from the sale of treasury stock	267	1,929	1,580
Dividends	(10,325)	(9,632)	(8,688)
Distributions to noncontrolling interests	(170)	(6,220)	(234)
Net cash provided by (used in) financing activities	(40,971)	10,403	(51,489)
Effect of exchange rate changes on cash	719	1,401	1,239
Net change in cash and cash equivalents	(3,403)	552	1,983
Cash and cash equivalents at beginning of year	61,662	61,110	59,127
Cash and cash equivalents at end of year	$58,259	$61,662	$61,110

Cash paid during the year for:
Interest	$11,464	$8,367	$7,605
Income taxes	22,765	35,359	35,291

Non-cash investing and financing activities:
Acquisition of equipment under capital lease	$1,125	$2,764	$-

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

1.	NATURE OF OPERATIONS:

Matthews International Corporation ("Matthews" or the “Company”), founded in 1850 and incorporated in Pennsylvania in 1902, is a designer, manufacturer and marketer principally of memorialization products and brand solutions.  Memorialization products consist primarily of bronze and granite memorials and other memorialization products, caskets and cremation equipment for the cemetery and funeral home industries.  Brand solutions include graphics imaging products and services, marking and fulfillment systems and merchandising solutions.  In fiscal 2012, the Company changed the name of its Bronze, Casket and Marking Products segments to the Cemetery Products segment, the Funeral Home Products segment and the Marking and Fulfillment Systems segment, respectively. Also effective October 1, 2011, the Company’s cremation casket operations, previously included in the Cremation segment, are included in the Funeral Home Products segment. The Company's products and operations are comprised of six business segments:  Cemetery Products, Funeral Home Products, Cremation, Graphics Imaging, Marking and Fulfillment Systems and Merchandising Solutions.  The Cemetery Products segment is a leading manufacturer of cast bronze and granite memorials and other memorialization products, cast and etched architectural products and is a leading builder of mausoleums in the United States.  The Funeral Home Products segment is a leading casket manufacturer and distributor in North America and produces a wide variety of wood, metal and cremation caskets.  The Cremation segment is a leading designer and manufacturer of cremation equipment in North America and Europe. The Graphics Imaging segment manufactures and provides brand management, printing plates, gravure cylinders, pre-press services and imaging services for the primary packaging and corrugated industries.  The Marking and Fulfillment Systems segment designs, manufactures and distributes a wide range of marking and coding equipment and consumables, industrial automation products and order fulfillment systems for identifying, tracking, picking and conveying consumer and industrial products.  The Merchandising Solutions segment designs and manufactures merchandising displays and systems and provides creative merchandising and marketing solutions services.

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

At September 30, 2012, the Company held 328,870 memorials and 234,115 vases in its storage facilities under the pre-need sales program.

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

Research and Development Expenses:

Research and development costs are expensed as incurred and were approximately $2,220, $1,705 and $1,910 for the years ended September 30, 2012, 2011 and 2010, respectively.

Earnings Per Share:

Basic earnings per share is computed by dividing net income by the average number of common shares outstanding.  Diluted earnings per share is computed using the treasury stock method, which assumes the issuance of common stock for all dilutive securities.

Reclassifications:

Certain reclassifications have been made in these financial statements as a result of including the Company’s cremation casket operations, previously included in the Cremation segment, in the Funeral Home Products segment.  Also, certain reclassifications have been made in the Consolidated Balance Sheet for prior periods.  Prior years have been reclassified to conform to the current year presentation.

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

Level 3:                      Unobservable inputs for the asset or liability.

As of September 30, 2012 and 2011, the fair values of the Company’s assets and liabilities measured on a recurring basis were categorized as follows:
	September 30, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Trading securities	$16,265	-	-	$16,265
Total assets at fair value	$16,265	-	-	$16,265

Liabilities:
Derivatives (1)	-	$9,133	-	$9,133
Total liabilities at fair value	-	$9,133	-	$9,133

(1) Interest rate swaps are valued based on observable market swap rates and are classified within Level 2 of the fair value hierarchy.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

3.           FAIR VALUE MEASUREMENTS (continued)

	September 30, 2011
	Level 1	Level 2	Level 3	Total
Assets:
Trading securities	$13,426	-	-	$13,426
Total assets at fair value	$13,426	-	-	$13,426

Liabilities:
Derivatives (1)	-	$7,161	-	$7,161
Total liabilities at fair value	-	$7,161	-	$7,161

(1) Interest rate swaps are valued based on observable market swap rates and are classified within Level 2 of the fair value hierarchy.

4.	INVENTORIES:

Inventories at September 30, 2012 and 2011 consisted of the following:

	2012	2011

Raw materials	$41,003	$35,692
Work in process	22,772	21,461
Finished goods	66,915	68,414
	$130,690	$125,567

5.	INVESTMENTS:

Investment securities are recorded at estimated market value at the consolidated balance sheet date and are classified as trading securities.  Short-term investments consisted principally of corporate obligations with purchased maturities of over three months but less than one year.  The cost of short-term investments approximated market value at September 30, 2012 and 2011.  Accrued interest on these investment securities was classified with short-term investments.  Investments classified as non-current and trading securities consisted of equity and fixed income mutual funds.

At September 30, 2012 and 2011, non-current investments were as follows:

	2012	2011
Trading securities:
Mutual funds	$16,265	$13,426
Equity and other investments	2,577	1,679
	$18,842	$15,105

Non-current investments classified as trading securities are recorded at market value.  At September 30, 2012, market exceeded cost by approximately $48.  At September 30, 2011, cost exceeded market by approximately $264.  Realized gains and losses are based on the specific identification method and are recorded in investment income.  Realized gains (losses) for fiscal 2012, 2011 and 2010 were not material.

Equity investments primarily included ownership interests in various entities of less than 20%, which are recorded under the cost method of accounting.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

6.	PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment and the related accumulated depreciation at September 30, 2012 and 2011 were as follows:

	2012	2011
Buildings	$64,946	$65,010
Machinery and equipment	261,857	241,147
	326,803	306,157
Less accumulated depreciation	(206,472)	(196,391)
	120,331	109,766
Land	9,207	9,114
Construction in progress	14,511	15,624
	$144,049	$134,504

7.	LONG-TERM DEBT:

Long-term debt at September 30, 2012 and 2011 consisted of the following:

	2012	2011
Revolving credit facilities	$281,323	$281,593
Notes payable to banks	26,626	31,193
Short-term borrowings	4,322	661
Capital lease obligations	7,443	3,737
	319,714	317,184
Less current maturities	(21,566)	(18,014)
	$298,148	$299,170

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

The Revolving Credit Facility requires the Company to maintain certain leverage and interest coverage ratios.  A portion of the facility (not to exceed $25,000) is available for the issuance of commercial and standby letters of credit.  Outstanding borrowings on the Revolving Credit Facility at September 30, 2012 and 2011 were $281,323 and $250,000, respectively.  The weighted-average interest rate on outstanding borrowings at September 30, 2012 and 2011 was 2.83% and 2.59%, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

7.	LONG-TERM DEBT (continued)

The Company has entered into the following interest rate swaps:

Effective Date	Amount	Fixed Interest Rate	Interest Rate Spread at September 30, 2012	Maturity Date
May 2011	$25,000	1.37%	1.25%	May 2014
October 2011	25,000	1.67%	1.25%	October 2015
November 2011	25,000	2.13%	1.25%	November 2014
March 2012	25,000	2.44%	1.25%	March 2015
June 2012	40,000	1.88%	1.25%	June 2022
August 2012	35,000	1.74%	1.25%	June 2022
September 2012	25,000	3.03%	1.25%	December 2015
September 2012	25,000	1.24%	1.25%	March 2017
November 2012	25,000	1.33%	1.25%	November 2015

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

The fair value of the interest rate swaps reflected an unrealized loss of $9,133 ($5,571 after tax) and $7,161 ($4,368 after tax) at September 30, 2012 and 2011, respectively, that is included in shareholders’ equity as part of accumulated other comprehensive loss (“AOCL”).  Assuming market rates remain constant with the rates at September 30, 2012, approximately $1,739 of the $5,571 loss included in AOCL is expected to be recognized in earnings as an adjustment to interest expense over the next twelve months.

At September 30, 2012 and 2011, the interest rate swap contracts were reflected as a liability on the balance sheets.  The following derivatives are designated as hedging instruments:

Liability Derivatives
Balance Sheet Location:	2012	2011
Current liabilities:
Other current liabilities	$2,851	$2,061
Long-term liabilities:
Other liabilities	6,282	5,100
Total derivatives	$9,133	$7,161

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

7.	LONG-TERM DEBT (continued)

The loss recognized on derivatives was as follows:

	Location of	Amount of
Derivatives in	Loss	Loss
Cash Flow Hedging	Recognized in	Recognized in Income
Relationships	Income on Derivatives	on Derivatives
		2012	2011

Interest rate swaps	Interest expense	$(3,418)	$(2,600)

The Company recognized the following losses in accumulated other comprehensive loss (“AOCL”):

			Location of Gain	Amount of Loss
			or (Loss)	Reclassified from
Derivatives in	Amount of Loss		Reclassified from	AOCL
Cash Flow	Recognized in		AOCL	into Income
Hedging	AOCL on Derivatives		into Income	(Effective Portion*)
Relationships	2012	2011	(Effective Portion*)	2012	2011

Interest rate swaps	$(3,288)	$(3,246)	Interest expense	$(2,085)	$(1,586)

*There is no ineffective portion or amount excluded from effectiveness testing.

The Company, through certain of its German subsidiaries, had a credit facility with a European bank that expired in September 2012. The maximum amount of borrowings available under this facility was 25.0 million Euros.  Outstanding borrowings under the credit facility totaled 23.6 million Euros ($31,593) at September 30, 2011.  The weighted-average interest rate on outstanding borrowings under the facility at September 30, 2011 was 2.38%.

The Company, through its German subsidiary, Saueressig GmbH & Co. KG (“Saueressig”), has several loans with various European banks.  Outstanding borrowings on these loans totaled 8.2 million Euros ($10,514) and 8.3 million Euros ($11,159) at September 30, 2012 and 2011, respectively.  The weighted-average interest rate on outstanding borrowings of Saueressig at September 30, 2012 and 2011 was 6.10% and 6.05%, respectively.

The Company, through its wholly-owned subsidiary, Matthews International S.p.A., has several loans with various Italian banks.  Outstanding borrowings on these loans totaled 6.3 million Euros ($8,080) and 8.7 million Euros ($11,611) at September 30, 2012 and 2011, respectively.  Matthews International S.p.A. also has three lines of credit totaling 11.4 million Euros ($14,621) with the same Italian banks.  Outstanding borrowings on these lines were 3.4 million Euros ($4,322) and 493,000 Euros ($661) at September 30, 2012 and 2011, respectively.  The weighted-average interest rate on outstanding Matthews International S.p.A. borrowings at September 30, 2012 and 2011 was 3.08% and 3.11%, respectively.

As of September 30, 2012 and 2011, the fair value of the Company’s long-term debt, including current maturities, which is classified as Level 2 in the fair value hierarchy, approximated the carrying value included in the Consolidated Balance Sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

7.	LONG-TERM DEBT (continued)

Aggregate maturities of long-term debt, including short-term borrowings and capital leases, follows:

2013	$21,566
2014	9,687
2015	1,841
2016	950
2017	282,027
Thereafter	3,643
$319,714

8.	SHAREHOLDERS' EQUITY:

The authorized common stock of the Company consists of 70,000,000 shares of Class A Common Stock, $1 par value.

The Company has a stock repurchase program.  As of September 30, 2011, the Company's Board of Directors had authorized the repurchase of a total of 2,500,000 shares of Matthews’ common stock under the program, of which 2,169,470 shares had been repurchased.  In November 2011, the Company’s Board of Directors approved the continuation of its stock repurchase program and increased the total authorization for stock repurchases by an additional 2,500,000 shares. As a result, as of September 30, 2012, the Company had a total available repurchase authorization of 1,814,651 shares.  The buy-back program is designed to increase shareholder value, enlarge the Company's holdings of its common stock, and add to earnings per share.  Repurchased shares may be retained in treasury, utilized for acquisitions, or reissued to employees or other purchasers, subject to the restrictions of the Company’s Restated Articles of Incorporation.

Comprehensive income consists of net income adjusted for changes, net of any related income tax effect, in cumulative foreign currency translation, the fair value of derivatives, unrealized investment gains and losses and minimum pension liability.

Accumulated other comprehensive loss at September 30, 2012 and 2011 consisted of the following:

	2012	2011
Cumulative foreign currency translation	$(65)	$1,830
Fair value of derivatives, net of tax of $3,562 and $2,793, respectively	(5,571)	(4,368)
Minimum pension liability, net of tax of $37,777 and $35,650, respectively	(59,447)	(56,120)
	$(65,083)	$(58,658)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

9.	SHARE-BASED PAYMENTS:

The Company maintains an equity incentive plan (the “2007 Equity Incentive Plan”) that provides for the grants of stock options, restricted shares, stock-based performance units and certain other types of stock-based awards. Under the 2007 Equity Incentive Plan, which has a ten-year term, the maximum number of shares available for grants or awards is an aggregate of 2,200,000.  The Company also maintains a stock incentive plan (the “1992 Incentive Stock Plan”) that previously provided for grants of stock options, restricted shares and certain other types of stock-based awards.  There will be no further grants under the 1992 Incentive Stock Plan.  At September 30, 2012, there were 790,652 shares reserved for future issuance under the 2007 Equity Incentive Plan. Both plans are administered by the Compensation Committee of the Board of Directors.

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

For the years ended September 30, 2012, 2011 and 2010, stock-based compensation cost totaled $5,472, $6,972 and $6,567, respectively. The associated future income tax benefit recognized was $2,134, $2,719 and $2,561 for the years ended September 30, 2012, 2011 and 2010, respectively.

The amount of cash received from the exercise of stock options was $264, $1,859 and $1,502, for the years ended September 30, 2012, 2011 and 2010, respectively. In connection with these exercises, the tax benefits realized by the Company were $22, $278 and $264 for the years ended September 30, 2012, 2011 and 2010, respectively.

The transactions for restricted stock for the year ended September 30, 2012 were as follows:

		Weighted-
		average
		grant-date
	Shares	fair value
Non-vested at September 30, 2011	541,613	$33.62
Granted	165,710	31.79
Vested	(148,003)	35.52
Expired or forfeited	(7,931)	33.69
Non-vested at September 30, 2012	551,389	32.56

As of September 30, 2012, the total unrecognized compensation cost related to unvested restricted stock was $3,455 which is expected to be recognized over a weighted-average period of 1.6 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

9.	SHARE-BASED PAYMENTS (continued)

The transactions for shares under options for the year ended September 30, 2012 were as follows:

			Weighted-
		Weighted-	average	Aggregate
		average	remaining	intrinsic
	Shares	exercise price	contractual term	value
Outstanding, September 30, 2011	872,514	$37.02
Granted	-	-
Exercised	(10,332)	25.64
Expired or forfeited	(21,900)	37.28
Outstanding, September 30, 2012	840,282	37.15	3.0	$-
Exercisable, September 30, 2012	484,410	36.00	2.8	$-

No shares were earned during the year ended September 30, 2012.  The fair value of option shares earned was $3,120 during the year ended September 30, 2011.  The intrinsic value of options (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during the years ended September 30, 2012, 2011 and 2010 was $57, $743 and $747, respectively.

The transactions for non-vested option shares for the year ended September 30, 2012 were as follows:

		Weighted-
		average
		grant-date
	Shares	fair value
Non-vested at September 30, 2011	367,586	$11.38
Granted	-	-
Vested	-	-
Expired or forfeited	(11,714)	12.28
Non-vested at September 30, 2012	355,872	11.35

The fair value of each restricted stock grant is estimated on the date of grant using a binomial lattice valuation model.  The following table indicates the assumptions used in estimating fair value of restricted stock for the years ended September 30, 2012, 2011 and 2010.

	2012	2011	2010
Expected volatility	30.4%	30.0%	30.0%
Dividend yield	1.0%	1.0%	0.8%
Average risk-free interest rate	0.9%	1.2%	2.3%
Average expected term (years)	2.0	2.0	2.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

9.	SHARE-BASED PAYMENTS (continued)

The risk-free interest rate is based on United States Treasury yields at the date of grant. The dividend yield is based on the most recent dividend payment and average stock price over the 12 months prior to the grant date.  Expected volatilities are based on the historical volatility of the Company’s stock price.  The expected term for grants in the years ended September 30, 2012, 2011 and 2010 represents an estimate of the average period of time for restricted shares to vest.

Under the Company’s Director Fee Plan, directors (except for the Chairman of the Board) who are not also officers of the Company each receive, as an annual retainer fee, either cash or shares of the Company's Class A Common Stock equivalent to $60.  The equivalent amount paid to a non-employee Chairman of the Board is $130. Where the annual retainer fee is provided in shares, each director may elect to be paid these shares on a current basis or have such shares credited to a deferred stock account as phantom stock, with such shares to be paid to the director subsequent to leaving the Board.  The value of deferred shares is recorded in other liabilities.  A total of 15,067 shares had been deferred under the Director Fee Plan at September 30, 2012.  Additionally, directors who are not also officers of the Company each receive an annual stock-based grant (non-statutory stock options, stock appreciation rights and/or restricted shares) with a value of $80.  A total of 22,300 stock options have been granted under the plan.  At September 30, 2012, 11,800 options were outstanding and vested. Additionally, 83,046 shares of restricted stock have been granted under the plan, 29,288 of which were unvested at September 30, 2012.  A total of 300,000 shares have been authorized to be issued under the Director Fee Plan.

10.           EARNINGS PER SHARE:

The information used to compute earnings per share attributable to Matthews’ common shareholders was as follows:

	2012	2011	2010
Net income attributable to Matthews shareholders	$55,843	$72,372	$69,057
Less: dividends and undistributed earnings allocated to participating securities	861	1,420	1,016
Net income available to Matthews shareholders	$54,982	$70,952	$68,041

Weighted-average shares outstanding (in thousands):
Basic shares	27,753	28,775	29,656
Effect of dilutive securities	86	37	50
Diluted shares	27,839	28,812	29,706

Options to purchase 782,942, 289,502 and 802,189 shares of common stock were not included in the computation of diluted earnings per share for the years ended September 30, 2012, 2011 and 2010, respectively, because the inclusion of these options would be anti-dilutive.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

11.	PENSION AND OTHER POSTRETIREMENT PLANS:

The Company provides defined benefit pension and other postretirement plans to certain employees. The following provides a reconciliation of benefit obligations, plan assets and funded status of the plans as of the Company’s actuarial valuation as of September 30, 2012 and 2011:

	Pension		Other Postretirement
	2012	2011	2012	2011
Change in benefit obligation:
Benefit obligation, beginning of year	$168,033	$145,909	$27,547	$24,400
Service cost	5,852	5,016	730	632
Interest cost	7,842	7,510	1,283	1,254
Assumption changes	19,701	16,501	2,508	2,285
Actuarial loss (gain)	688	(887)	(2,473)	(226)
Benefit payments	(6,256)	(6,016)	(764)	(798)
Benefit obligation, end of year	195,860	168,033	28,831	27,547

Change in plan assets:
Fair value, beginning of year	100,554	94,869	-	-
Actual return	16,000	1,300	-	-
Benefit payments	(6,256)	(6,016)	(764)	(798)
Employer contributions	6,279	10,401	764	798
Fair value, end of year	116,577	100,554	-	-

Funded status	(79,283)	(67,480)	(28,831)	(27,547)
Unrecognized actuarial loss	92,940	85,868	8,561	8,462
Unrecognized prior service cost	(2,142)	(525)	(1,774)	(1,607)
Net amount recognized	$11,515	$17,863	$(22,044)	$(20,692)

Amounts recognized in the consolidated balance sheet:
Current liability	$(720)	$(766)	$(1,106)	$(1,130)
Noncurrent benefit liability	(78,563)	(66,714)	(27,725)	(26,417)
Accumulated other comprehensive loss	90,798	85,343	6,787	6,855
Net amount recognized	$11,515	$17,863	$(22,044)	$(20,692)

Amounts recognized in accumulated
other comprehensive loss:
Net actuarial loss	$92,940	$85,868	$8,561	$8,462
Prior service cost	(2,142)	(525)	(1,774)	(1,607)
Net amount recognized	$90,798	$85,343	$6,787	$6,855

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

11.	PENSION AND OTHER POSTRETIREMENT PLANS (continued)

Based upon actuarial valuations performed as of September 30, 2012 and 2011, the accumulated benefit obligation for the Company’s defined benefit pension plans was $172,142 and $149,846 at September 30, 2012 and 2011, respectively, and the projected benefit obligation for the Company’s defined benefit pension plans was $195,860 and $168,033 at September 30, 2012 and 2011, respectively.

Net periodic pension and other postretirement benefit cost for the plans included the following:

	Pension			Other Postretirement
	2012	2011	2010	2012	2011	2010

Service cost	$5,852	$5,016	$4,489	$730	$632	$691
Interest cost	7,842	7,510	7,495	1,283	1,254	1,383
Expected return on plan assets	(7,836)	(7,398)	(6,982)	-	-	-
Amortization:
Prior service cost	(45)	26	24	(451)	(476)	(726)
Net actuarial loss	6,814	5,364	5,395	535	407	521
Net benefit cost	$12,627	$10,518	$10,421	$2,097	$1,817	$1,869

Benefit payments under the Company’s principal retirement plan are made from plan assets, while benefit payments under the supplemental retirement plan and postretirement benefit plan are made from the Company’s operating cash.  Under I.R.S. regulations, the Company was not required to make any significant contributions to its principal retirement plan in fiscal 2012. The Company is not required to make any significant contributions to its principal retirement plan in fiscal 2013.

Contributions made in fiscal 2012 are as follows:

Contributions	Pension	Other Postretirement

Principal retirement plan	$5,000	$-
Supplemental retirement plan	728	-
Other postretirement plan	-	953

Amounts of AOCL expected to be recognized in net periodic benefit costs in fiscal 2013 include:

		Other
	Pension	Postretirement
	Benefits	Benefits

Net actuarial loss	$7,316	$439
Prior service cost	(206)	(272)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

11.	PENSION AND OTHER POSTRETIREMENT PLANS (continued)

The measurement date of annual actuarial valuations for the Company’s principal retirement and other postretirement benefit plans was September 30 for fiscal 2012, 2011 and 2010.  The weighted-average assumptions for those plans were:

	Pension			Other Postretirement
	2012	2011	2010	2012	2011	2010
Discount rate	4.00%	4.75%	5.25%	4.00%	4.75%	5.25%
Return on plan assets	8.00	8.00	8.00	-	-	-
Compensation increase	3.50	3.50	3.50	-	-	-

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

The Company’s primary defined benefit pension plan’s weighted-average asset allocation at September 30, 2012 and 2011 and weighted-average target allocation were as follows:

	Plan Assets at		Target
Asset Category	2012	2011	Allocation
Equity securities	$63,186	$50,147	50%
Fixed income, cash and cash equivalents	35,218	37,032	30%
Other investments	18,173	13,375	20%
	$116,577	$100,554	100%

Plan assets in the fixed income, cash and cash equivalents category include cash of 4% and 9% of plan assets at September 30, 2012 and 2011, respectively, which reflects cash contributions to the Company’s principal pension plan immediately prior to the end of each fiscal year.

Based on an analysis of the historical performance of the plan's assets and information provided by its independent investment advisor, the Company set the long-term rate of return assumption for these assets at 8.0% in 2012 for purposes of determining pension cost and funded status under current guidance.  The Company’s discount rate assumption used in determining the present value of the projected benefit obligation is based upon published indices.

The Company categorizes plan assets within a three level fair value hierarchy (see Note 3 for a further discussion of the fair value hierarchy). The valuation methodologies used to measure the fair value of pension assets, including the level in the fair value hierarchy in which each type of pension plan asset is classified as follows.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

11.	PENSION AND OTHER POSTRETIREMENT PLANS (continued)

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

The Company’s defined benefit pension plans’ asset categories at September 30, 2012 and 2011 were as follows:

	September 30, 2012
Asset Category	Level 1	Level 2	Level 3	Total
Equity securities - stocks	$34,127	$-	$-	$34,127
Equity securities - mutual funds	29,059	-	-	29,059
Fixed income securities	10,523	12,707	-	23,230
Cash and cash equivalents	11,988	-	-	11,988
Other investments	-	-	18,173	18,173
Total	$85,697	$12,707	$18,173	$116,577

	September 30, 2011
Asset Category	Level 1	Level 2	Level 3	Total
Equity securities - stocks	$23,954	$-	$-	$23,954
Equity securities - mutual funds	26,193	-	-	26,193
Fixed income securities	7,197	14,421	-	21,618
Cash and cash equivalents	15,414	-	-	15,414
Other investments	-	-	13,375	13,375
Total	$72,758	$14,421	$13,375	$100,554

Changes in the fair value of Level 3 assets at September 30, 2012 and 2011 are summarized as follows:

	Fair Value,					Fair Value,
	Beginning of			Realized	Unrealized	End of
Asset Category	Period	Acquisitions	Dispositions	Gains (Losses)	Gains	Period
Other investments:
Fiscal Year Ended:
September 30, 2012	$13,375	$3,800	$-	$766	$232	$18,173
September 30, 2011	12,212	-	-	(90)	1,073	13,375

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

11.	PENSION AND OTHER POSTRETIREMENT PLANS (continued)

Benefit payments expected to be paid are as follows:

		Other
	Pension	Postretirement
Years ending September 30:	Benefits	Benefits

2013	$6,307	$1,106
2014	6,667	1,203
2015	6,981	1,284
2016	7,402	1,347
2017	7,879	1,478
2018-2022	47,811	9,394
	$83,047	$15,812

For measurement purposes, a rate of increase of 9.0% in the per capita cost of health care benefits was assumed for 2012; the rate was assumed to decrease gradually to 5.0% for 2031 and remain at that level thereafter.  Assumed health care cost trend rates have a significant effect on the amounts reported.  An increase in the assumed health care cost trend rates by one percentage point would have increased the accumulated postretirement benefit obligation as of September 30, 2012 by $1,447 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year then ended by $122.  A decrease in the assumed health care cost trend rates by one percentage point would have decreased the accumulated postretirement benefit obligation as of September 30, 2012 by $1,283 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year then ended by $107.

12.	INCOME TAXES:

The provision for income taxes consisted of the following:

	2012	2011	2010
Current:
Federal	$14,060	$15,306	$20,898
State	2,483	3,004	3,191
Foreign	6,437	10,689	9,325
	22,980	28,999	33,414
Deferred	5,737	9,557	5,225
Total	$28,717	$38,556	$38,639

The reconciliation of the federal statutory tax rate to the consolidated effective tax rate was as follows:

	2012	2011	2010
Federal statutory tax rate	35.0%	35.0%	35.0%
Effect of state income taxes, net of federal deduction	2.1	2.5	2.6
Foreign taxes less than federal statutory rate	(0.6)	(1.3)	(0.7)
Other	(2.3)	(1.8)	(1.9)
Effective tax rate	34.2%	34.4%	35.0%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

12.           INCOME TAXES (continued)

The Company's foreign subsidiaries had income before income taxes for the years ended September 30, 2012, 2011 and 2010 of approximately $24,654, $36,870 and $36,040, respectively.  At September 30, 2012, undistributed earnings of foreign subsidiaries for which deferred U.S. income taxes have not been provided approximated $189,067.

The components of deferred tax assets and liabilities at September 30, 2012 and 2011 are as follows:

	2012	2011
Deferred tax assets:
Postretirement benefits	$11,244	$10,743
Environmental reserve	2,217	2,430
Pension costs	30,145	25,524
Deferred compensation	281	1,037
Stock options	9,653	9,447
Other	24,370	22,790
	77,910	71,971
Deferred tax liabilities:
Depreciation	(4,220)	(3,503)
Goodwill	(57,767)	(48,494)
Other	(206)	(1,441)
	(62,193)	(53,438)

Net deferred tax asset	$15,717	$18,533

Changes in the total amount of gross unrecognized tax benefits (excluding penalties and interest) are as follows:

	2012	2011	2010
Balance, beginning of year	$2,928	$3,422	$3,575
Increases for tax positions of prior years	742	-	437
Decreases for tax positions of prior years	(74)	(96)	(506)
Increases based on tax positions related to the current year	137	202	355
Decreases due to settlements with taxing authorities	(602)	(38)	(57)
Decreases due to lapse of statute of limitation	(423)	(562)	(382)
Balance, end of year	$2,708	$2,928	$3,422

The Company had unrecognized tax benefits of $2,708 and $2,928 at September 30, 2012 and 2011, respectively, all of which, if recorded, would impact the annual effective tax rate.  It is reasonably possible that the amount of unrecognized tax benefits could change by approximately $36 in the next 12 months primarily due to expiration of statutes related to specific tax positions.

The Company classifies interest and penalties on tax uncertainties as a component of the provision for income taxes. For fiscal 2012, the Company included a net increase of $29 in interest and penalties as a component of the provision for income taxes. Total penalties and interest accrued were $1,871 and $1,842 at September 30, 2012 and 2011, respectively.  These accruals may potentially be applicable in the event of an unfavorable outcome of uncertain tax positions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

12.           INCOME TAXES (continued)

The Company is currently under examination in several tax jurisdictions and remains subject to examination until the statute of limitation expires for those tax jurisdictions.  As of September 30, 2012, the tax years that remain subject to examination by major jurisdiction generally are:

United States - Federal	2010 and forward
United States - State	2009 and forward
Canada	2008 and forward
Europe	2004 and forward
United Kingdom	2009 and forward
Australia	2008 and forward
Asia	2005 and forward

13.	COMMITMENTS AND CONTINGENT LIABILITIES:

The Company operates various production, warehouse and office facilities and equipment under operating lease agreements.  Annual rentals under these and other operating leases were $16,908, $16,323 and $15,030 in fiscal 2012, 2011 and 2010, respectively.  Future minimum rental commitments under non-cancelable operating lease arrangements for fiscal years 2013 through 2017 are $9,993, $6,483, $4,073, $2,793 and $1,058, respectively.

The Company is party to various legal proceedings, the eventual outcome of which are not predictable.  Although the ultimate disposition of these proceedings is not presently determinable, management is of the opinion that they should not result in liabilities in an amount which would materially affect the Company’s consolidated financial position, results of operations or cash flows.

The Company has employment agreements with certain employees, the terms of which expire at various dates between fiscal 2013 and 2017.  The agreements generally provide for base salary and bonus levels and include non-compete provisions.  The aggregate commitment for salaries under these agreements at September 30, 2012 was $12,077.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

14.	ENVIRONMENTAL MATTERS (continued)

At September 30, 2012, an accrual of $5,682 had been recorded for environmental remediation (of which $781 was classified in other current liabilities), representing management's best estimate of the probable and reasonably estimable costs of the Company's known remediation obligations.  The accrual, which reflects previously established reserves assumed with the acquisition of York and additional reserves recorded as a purchase accounting adjustment, does not consider the effects of inflation and anticipated expenditures are not discounted to their present value.  While final resolution of these contingencies could result in costs different than current accruals, management believes the ultimate outcome will not have a significant effect on the Company's consolidated results of operations or financial position.

15.	SUPPLEMENTAL CASH FLOW INFORMATION:

Changes in working capital items as presented in the Consolidated Statements of Cash Flows consisted of the following:

	2012	2011	2010
Current assets:
Accounts receivable	$(7,554)	$(5,560)	$(7,715)
Inventories	(3,463)	(13,627)	(1,613)
Other current assets	(4,655)	(2,265)	(1,630)
	(15,672)	(21,452)	(10,958)
Current liabilities:
Trade accounts payable	1,024	6,983	1,269
Accrued compensation	(1,476)	(8,250)	3,188
Accrued income taxes	(2,649)	(3,167)	4,863
Customer prepayments	1,162	2,028	6,354
Other current liabilities	1,208	765	(4,781)
	(731)	(1,641)	10,893
Net change	$(16,403)	$(23,093)	$(65)

16.	SEGMENT INFORMATION:

The Company's products and operations consist of two principal businesses that are comprised of three operating segments each, as described under Nature of Operations (Note 1):  Memorialization Products (Cemetery Products, Funeral Home Products, Cremation) and Brand Solutions (Graphics Imaging, Marking and Fulfillment Systems, Merchandising Solutions).  Management evaluates segment performance based on operating profit (before income taxes) and does not allocate non-operating items such as investment income, interest expense, other income (deductions), net and noncontrolling interests.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

16.	SEGMENT INFORMATION (continued)

Information about the Company's segments follows:

	Memorialization			Brand Solutions
					Marking and
	Cemetery	Funeral Home		Graphics	Fulfillment	Merchandising
	Products	Products	Cremation	Imaging	Systems	Solutions	Other	Consolidated

Sales to external customers:
2012	$215,943	$230,943	$45,981	$259,865	$74,621	$72,964	$-	$900,317
2011	224,773	243,291	39,278	268,975	61,938	60,566	-	898,821
2010	224,247	216,849	32,786	239,957	51,069	56,921	-	821,829

Intersegment sales:
2012	262	4	60	2	22	702	-	1,052
2011	251	-	52	177	21	90	-	591
2010	272	-	68	1	16	281	-	638

Depreciation and amortization:
2012	3,255	6,416	396	14,175	1,048	2,330	1,201	28,821
2011	2,955	6,371	244	13,580	530	1,949	2,032	27,661
2010	2,442	6,672	197	13,234	526	1,850	2,401	27,322

Operating profit:
2012	33,195	26,525	3,869	14,843	10,061	5,084	-	93,577
2011	52,474	29,039	3,479	22,427	7,819	3,278	-	118,516
2010	56,167	27,506	3,646	21,077	5,817	2,368	-	116,581

Total assets:
2012	211,205	299,248	41,099	356,458	75,217	66,170	78,645	1,128,042
2011	197,127	311,841	35,018	351,595	67,193	60,491	74,190	1,097,455
2010	194,110	291,216	28,223	319,480	36,740	54,876	69,180	993,825

Capital expenditures:
2012	3,811	2,540	396	18,693	2,513	1,496	3,787	33,236
2011	1,618	3,850	501	10,820	295	3,165	2,191	22,440
2010	6,107	1,129	241	8,058	450	1,028	4,424	21,437

Information about the Company's operations by geographic area follows:

	United States	Mexico	Canada	Europe	Australia	Asia	Consolidated

Sales to external customers:
2012	$569,435	$-	$11,967	$290,283	$13,778	$14,854	$900,317
2011	559,362	-	13,086	298,773	13,437	14,163	898,821
2010	520,083	-	14,000	264,833	11,160	11,753	821,829

Long-lived assets:
2012	395,565	4,743	507	260,809	7,041	10,580	679,245
2011	380,059	5,726	476	259,860	6,752	9,459	662,332
2010	334,471	6,367	484	235,902	6,957	8,691	592,872

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

17.	ACQUISITIONS:

Fiscal 2012:

Acquisition spending, net of cash acquired, during the year ended September 30, 2012 totaled $12,541.  The acquisitions were not individually material to the Company’s consolidated financial position or results of operations, and primarily included the following:

In May 2012, the Company acquired Everlasting Granite Memorial Co., Inc., (“Everlasting”) a supplier of granite memorials, columbariums and private mausoleum estates.  The transaction was structured as an asset purchase and was designed to expand the Company’s presence and product breadth in the granite memorial business.

Fiscal 2011:

Acquisition spending, net of cash acquired, during the year ended September 30, 2011 totaled $84,369.  The acquisitions were not individually material to the Company’s consolidated financial position or results of operations, and primarily included the following:

In August 2011, the Company acquired Lightning Pick Technologies, Inc. (“LPT”), a manufacturer that develops, installs and supports paperless order fulfillment solutions.  The transaction is intended to expand the Company’s presence and product breadth in the fulfillment systems industry.

In July 2011, the Company purchased a 61.5% interest in Kroma, a leading provider of pre-press services and roto-gravure printing cylinders in Turkey.  The acquisition is designed to further extend Matthews' presence as the leading provider of reprographic pre-press products and services to the European packaging and tobacco markets.  The Company also has an arrangement to acquire an additional 8.5% interest and an option agreement related to the remaining 30% interest in Kroma.  At September 30, 2012, the Company has recorded an estimate of $10,481 in “Arrangement with noncontrolling interest” on the Consolidated Balance Sheet related to the option agreement.

In April 2011, the Company completed the purchase of the remaining 22% interest in Saueressig for 19.3 million Euros ($27,390), completing the option agreement in connection with the May 2008 acquisition of a 78% interest in Saueressig.

In March 2011, the Company acquired Innovative Picking Technologies, Inc. (“IPTI”), a manufacturer of paperless order fulfillment systems.  The transaction is intended to expand the Company’s presence into the fulfillment systems industry.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

17.	ACQUISITIONS (continued)

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

The Company performed its annual impairment reviews in the second quarters of fiscal 2012 and fiscal 2011 and determined that no adjustments to the carrying values of goodwill or other indefinite lived intangibles were necessary.  Changes to goodwill, net of accumulated amortization, during the years ended September 30, 2012 and 2011, follow.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

18.	GOODWILL AND OTHER INTANGIBLE ASSETS (continued)

					Marking and
	Cemetery	Funeral Home		Graphics	Fulfillment	Merchandising
	Products	Products	Cremation	Imaging	Systems	Solutions	Consolidated

Goodwill	$88,613	$140,553	$16,799	$149,161	$10,168	$9,138	$414,432
Accumulated impairment losses	(412)	-	(5,000)	(3,840)	-	-	(9,252)
Balance at September 30, 2010	88,201	140,553	11,799	145,321	10,168	9,138	405,180

Additions during period	-	22,266	-	22,521	19,227	-	64,014
Translation and other adjustments	(471)	-	(64)	(3,854)	198	-	(4,191)
Goodwill	88,142	162,819	16,735	167,828	29,593	9,138	474,255
Accumulated impairment losses	(412)	-	(5,000)	(3,840)	-	-	(9,252)
Balance at September 30, 2011	87,730	162,819	11,735	163,988	29,593	9,138	465,003

Additions during period	10,424	57	770	2,896	1,151	-	15,298
Translation and other adjustments	(783)	-	53	(3,462)	72	-	(4,120)
Goodwill	97,783	162,876	17,558	167,262	30,816	9,138	485,433
Accumulated impairment losses	(412)	-	(5,000)	(3,840)	-	-	(9,252)
Balance at September 30, 2012	$97,371	$162,876	$12,558	$163,422	$30,816	$9,138	$476,181

In 2012, the addition to Cemetery Products reflects the acquisition of Everlasting in May 2012.  The additions to Funeral Home Products and Marking and Fulfillment Systems goodwill primarily represents the effect of adjustments to purchase price; the addition to Cremation goodwill reflects the acquisition of a small cremation equipment manufacturer in Europe; and the addition to Graphics Imaging goodwill related primarily to additional consideration paid in accordance with the purchase agreement with Tact Group Limited and effect of adjustments to purchase price for Kroma.

In 2011, the addition to Funeral Home Products goodwill represents the acquisition of Freeman; the addition to Graphics Imaging goodwill represents the acquisition of Kroma and the remaining 25% interest in Reproflex; and the addition to Marking and Fulfillment Systems goodwill represents the acquisitions of IPTI and LPT.

The following tables summarize the carrying amounts and related accumulated amortization for intangible assets as of September 30, 2012 and 2011, respectively.

	Carrying	Accumulated
	Amount	Amortization	Net
September 30, 2012:
Trade names	$24,488	$- *	$24,488
Trade names	2,182	(1,571)	611
Customer relationships	47,654	(15,689)	31,965
Copyrights/patents/other	9,920	(7,969)	1,951
	$84,244	$(25,229)	$59,015

September 30, 2011:
Trade names	$24,266	$- *	$24,266
Trade names	2,227	(1,147)	1,080
Customer relationships	47,876	(13,228)	34,648
Copyrights/patents/other	9,870	(7,039)	2,831
	$84,239	$(21,414)	$62,825
*Not subject to amortization

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

18.           GOODWILL AND OTHER INTANGIBLE ASSETS (continued)

The net change in intangible assets during fiscal 2012 included the impact of changes in foreign currency exchange rates and additional amortization.  The net change in intangible assets during fiscal 2011 included an increase for the acquisitions of Freeman, Kroma and LPT offset by the impact of changes in foreign currency exchange rates and additional amortization.

Amortization expense on intangible assets was $3,886, $4,200, and $3,720 in fiscal 2012, 2011 and 2010, respectively.   Fiscal year amortization expense is estimated to be $3,521 in 2013, $3,316 in 2014, $3,058 in 2015, $2,768 in 2016 and $2,557 in 2017.

19.	ACCOUNTING PRONOUNCEMENTS:

In September 2011, the Financial Accounting Standards Board (“FASB”) issued an amendment to the guidance for goodwill and other intangibles. The amendment applies to the goodwill impairment test and permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test.  The more likely than not threshold is defined as a likelihood of more than 50 percent. The amendment was effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  This amendment was adopted by the Company for the quarter ended March 31, 2012.  Adoption of this amendment did not have a material effect on the financial statements.

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

In May 2011, the FASB issued an amendment to revise the wording used to describe many of the requirements for measuring fair value and disclosing information about fair value measurements.  This amendment clarifies the FASB’s intention about the application of fair value.  In addition, the amendment changes certain principles or requirements for measuring fair value and disclosure of such measurements.  The amendment was effective for annual and interim reporting periods beginning after December 15, 2011, and was adopted by the Company for the quarter ended March 31, 2012. Adoption of this amendment did not have a material effect on the financial statements.

In December 2010, the FASB issued an amendment to the disclosure requirements for business combinations. This amendment specifies that if comparative financial statements are presented in connection with a business combination, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.  The amendment also expands the disclosure requirement to include the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination. The amendment was effective for business combinations consummated on or before the beginning of the first annual reporting period beginning on or after December 15, 2010, and early adoption is permitted.  This amendment was adopted by the Company for the fiscal year ended September 30, 2012.  Adoption of this amendment did not have a material effect on the financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

20.	SUBSEQUENT EVENTS:

On November 26, 2012, the Company completed the acquisition of Wetzel Holding AG, Wetzel GmbH and certain related affiliates (collectively “Wetzel”), a leading European provider of pre-press services and gravure printing forms.  The purchase price for Wetzel was approximately 42.5 million Euros ($55.0 million) on a cash-free, debt-free basis, plus potential additional consideration contingent on the future operating results of Wetzel.  The transaction is intended to further expand the Company’s products and services in the global graphics imaging market.

SUPPLEMENTARY FINANCIAL INFORMATION

Selected Quarterly Financial Data (Unaudited):

The following table sets forth certain items included in the Company's unaudited consolidated financial statements for each quarter of fiscal 2012 and fiscal 2011.

	Quarter Ended
	December 31	March 31	June 30	September 30	Year Ended September 30
	(Dollar amounts in thousands, except per share data)
FISCAL YEAR 2012:

Sales	$217,213	$225,545	$227,478	$230,081	$900,317

Gross profit	77,995	84,707	87,709	86,159	336,570

Operating profit	18,925	25,287	27,513	21,852	93,577

Net income attributable to Matthews shareholders	11,285	15,258	16,325	12,975	55,843

Earnings per share	$.40	$.54	$.58	$.47	$1.98

FISCAL YEAR 2011:

Sales	$207,344	$220,151	$231,511	$239,815	$898,821

Gross profit	79,745	88,113	91,944	91,858	351,660

Operating profit	21,966	28,485	35,081	32,984	118,516

Net income attributable to Matthews shareholders	13,214	16,587	21,875	20,696	72,372

Earnings per share	$.45	$.56	$.74	$.71	$2.46

FINANCIAL STATEMENT SCHEDULE

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at		Charged to
	beginning of	Charged to	other		Balance at
Description	period	expense	Accounts(1)	Deductions(2)	end of period
	(Dollar amounts in thousands)
Allowance for Doubtful Accounts:
Fiscal Year Ended:
September 30, 2012	$10,736	$1,558	$-	$(1,117)	$11,177
September 30, 2011	11,261	533	580	(1,638)	10,736
September 30, 2010	12,630	1,602	737	(3,708)	11,261

(1)	Amount comprised principally of acquisitions and purchase accounting adjustments in connection with acquisitions.
(2)	Amounts determined not to be collectible (including direct write-offs), net of recoveries.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no changes in accountants or disagreements on accounting or financial disclosure between the Company and PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, for the fiscal years ended September 30, 2012, 2011 and 2010.

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

Management, under the supervision and with the participation of our Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures in effect as of September 30, 2012. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2012, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that material information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, and that such information is recorded, processed, summarized and properly reported within the appropriate time period, relating to the Company and its consolidated subsidiaries, required to be included in the Exchange Act reports, including this Annual Report on Form 10-K.

(b) Management’s Report on Internal Control over Financial Reporting.

Management’s Report on Internal Control over Financial Reporting is included in Management’s Report to Shareholders in Item 8 of this Annual Report on Form 10-K.

(c) Attestation Report of the Registered Public Accounting Firm.

The Company’s internal control over financial reporting as of September 30, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 of this Annual Report on
Form 10-K.

(d) Changes in Internal Control over Financial Reporting.

There have been no changes in the Company’s internal controls over financial reporting that occurred during the fourth fiscal quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART III

ITEM 10.  DIRECTORS, OFFICERS and EXECUTIVE MANAGEMENT OF THE REGISTRANT.

In addition to the information reported in Part I of this Form 10-K, under the caption “Officers and Executive Management of the Registrant”, the information required by this item as to the directors of the Company is hereby incorporated by reference from the information appearing under the captions “General Information Regarding Corporate Governance – Audit Committee”, “Proposal No. 1 – Elections of Directors” and “Compliance with Section 16(a) of the Exchange Act” in the Company’s definitive proxy statement, which involves the election of the directors and is to be filed with the Securities and Exchange Commission pursuant to the Exchange Act of 1934, as amended, within 120 days of the end of the Company’s fiscal year ended September 30, 2012.

The Company’s Code of Ethics Applicable to Executive Management is set forth in Exhibit 14.1 hereto.

ITEM 11.  EXECUTIVE COMPENSATION.

The information required by this item as to the compensation of directors and executive management of the Company is hereby incorporated by reference from the information appearing under the captions “Compensation of Directors” and “Executive Compensation and Retirement Benefits” in the Company’s definitive proxy statement which involves the election of directors and is to be filed with the Commission pursuant to the Exchange Act, within 120 days of the end of the Company’s fiscal year ended September 30, 2012.  The information contained in the “Compensation Committee Report” is specifically not incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by this item as to the ownership by management and others of securities of the Company is hereby incorporated by reference from the information appearing under the caption “Stock Ownership” in the Company’s definitive proxy statement which involves the election of directors and is to be filed with the Commission pursuant to the Exchange Act, within 120 days of the end of the Company’s fiscal year ended September 30, 2012.

Equity Compensation Plans:

The Company maintains an equity incentive plan (the “2007 Equity Incentive Plan”) that provides for the grants of stock options, restricted shares, stock-based performance units and certain other types of stock-based awards. Under the 2007 Equity Incentive Plan, which has a ten-year term, the maximum number of shares available for grants or awards is an aggregate of 2,200,000.  The Company also maintains a stock incentive plan (the “1992 Incentive Stock Plan”) that previously provided for grants of stock options, restricted shares and certain other types of stock-based awards.  There will be no further grants under the 1992 Incentive Stock Plan.  At September 30, 2012, there were 790,652 shares reserved for future issuance under the 2007 Equity Incentive Plan. Both plans are administered by the Compensation Committee of the Board of Directors.

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

Under the Company’s Director Fee Plan, directors (except for the Chairman of the Board) who are not also officers of the Company each receive, as an annual retainer fee, either cash or shares of the Company's Class A Common Stock equivalent to $60,000.  The equivalent amount paid to a non-employee Chairman of the Board is $130,000. Where the annual retainer fee is provided in shares, each director may elect to be paid these shares on a current basis or have such shares credited to a deferred stock account as phantom stock, with such shares to be paid to the director subsequent to leaving the Board.  The value of deferred shares is recorded in other liabilities.  A total of 15,067 shares had been deferred under the Director Fee Plan at September 30, 2012.  Additionally, directors who are not also officers of the Company each receive an annual stock-based grant (non-statutory stock options, stock appreciation rights and/or restricted shares) with a value of $80,000.  A total of 22,300 stock options have been granted under the plan.  At September 30, 2012, 11,800 options were outstanding and vested. Additionally, 83,046 shares of restricted stock have been granted under the plan, 29,288 of which were unvested at September 30, 2012.  A total of 300,000 shares have been authorized to be issued under the Director Fee Plan.

The following table provides information about grants under the Company's equity compensation plans as of September 30, 2012:

	Equity Compensation Plan Information
			Number of securities
			remaining available
			for future issuance
	Number of securities	Weighted-average	under equity
	to be issued upon	exercise price	compensation plans
	exercise of	of outstanding	(excluding
	outstanding options,	options, warrants	securities reflected
Plan category	warrants and rights	and rights	in column (a))
	(a)	(b)	(c)
Equity compensation plans
approved by security holders:
1992 Stock Incentive Plan	840,282	$37.15	-	(1)
2007 Equity Incentive Plan	-	-	790,652	(2)
Employee Stock Purchase Plan	-	-	1,628,508	(3)
Director Fee Plan	26,867	35.39	99,955	(4)
Equity compensation plans not approved by security holders	None	None	None
Total	867,149	$37.13	2,519,115

(1)	As a result of the approval of the 2007 Equity Incentive Plan, no further grants or awards will be made under the 1992 Incentive Stock Plan.
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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this item as to certain relationships and transactions with management and other related parties of the Company is hereby incorporated by reference from the information appearing under the captions “Proposal No. 1 – Election of Directors” and “Certain Transactions” in the Company’s definitive proxy statement, which involves the election of directors and is to be filed with the Commission pursuant to the Exchange Act, within 120 days of the end of the Company’s fiscal year ended September 30, 2012.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item as to the fees billed and the services provided by the principal accounting firm of the Company is hereby incorporated by reference from the information appearing under the caption “Relationship with Independent Registered Public Accounting Firm” in the Company’s definitive proxy statement, which involves the election of directors and is to be filed with the Commission pursuant to  the Exchange Act within 120 days of the end of the Company’s fiscal year ended September 30, 2012.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) 1.  Financial Statements:

The following items are included in Part II, Item 8:

Pages
Management’s Report to Shareholders	34

Report of Independent Registered Public Accounting Firm	35

Consolidated Balance Sheets as of September 30, 2012 and 2011	36-37

Consolidated Statements of Income for the years ended September 30, 2012, 2011 and 2010	38

Consolidated Statements of Shareholders' Equity for the years ended September 30, 2012, 2011 and 2010	39

Consolidated Statements of Cash Flows for the years ended September 30, 2012, 2011 and 2010	40

Notes to Consolidated Financial Statements	41-66

Supplementary Financial Information (unaudited)	67

2.	Financial Statement Schedules:

Schedule II - Valuation and Qualifying Accounts is included on page 68 in Part II, Item 8 of this Annual Report on Form 10-K.

3.	Exhibits Filed:

The index to exhibits is on pages 75-76.

(b)	Reports on Form 8-K:

On July 20, 2012, Matthews filed a current report on Form 8-K under Item 2 in connection with a press release announcing its earnings for the third fiscal quarter of 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 27, 2012.

MATTHEWS INTERNATIONAL CORPORATION
(Registrant)

By	/s/ Joseph C. Bartolacci
Joseph C. Bartolacci
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on November 27, 2012:

/s/ Joseph C. Bartolacci	/s/ Steven F. Nicola
Joseph C. Bartolacci	Steven F. Nicola
President and Chief Executive Officer	Chief Financial Officer, Secretary
(Principal Executive Officer)	and Treasurer (Principal Financial
and Accounting Officer)

/s/ John D. Turner	/s/ Morgan K. O’Brien
John D. Turner, Chairman of the Board	Morgan K. O’Brien, Director

/s/ Gregory S. Babe	/s/ John P. O'Leary, Jr.
Gregory S. Babe, Director	John P. O'Leary, Jr., Director

/s/ Katherine E. Dietze	/s/ Jerry R. Whitaker
Katherine E. Dietze, Director	Jerry R. Whitaker, Director

/s/ Alvaro Garcia-Tunon
Alvaro Garcia-Tunon, Director

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
EXHIBITS
INDEX
__________

The following Exhibits to this report are filed herewith or, if marked with an asterisk (*), are incorporated by reference.  Exhibits marked with an "a" represent a management contract or compensatory plan, contract or arrangement required to be filed by Item 601(b)(10)(iii) of Regulation S-K.

Exhibit No.	Description	Prior Filing or Sequential Page Numbers Herein

3.1	Restated Articles of Incorporation*	Exhibit Number 3.1 to Form 10-K for the year ended September 30, 1994

3.2	Restated By-laws*	Exhibit Number 99.1 to Form 8-K dated October 18, 2007

4.1 a	Form of Revised Option Agreement of Repurchase (effective October 1, 1993)*	Exhibit Number 4.5 to Form 10-K for the year ended September 30, 1993

4.2	Form of Share Certificate for Class A Common Stock*	Exhibit Number 4.9 to Form 10-K for the year ended September 30, 1994

10.1	Revolving Credit Facility*	Exhibit Number 10.1 to Form 8-K dated December 28, 2010

10.2	First Amendment to Revolving Credit Facility*	Exhibit Number 10.1 to Form 10-Q
for the quarter ended March 31, 2012

10.3 a	Supplemental Retirement Plan (as amended through April 23, 2009)*	Exhibit Number 10.5a to Form 10-K for the year ended September 30, 2010

10.4 a	Officers Retirement Restoration Plan (effective April 23, 2009)*	Exhibit Number 10.6 to Form 10-K for the year ended September 30, 2009

10.5 a	1992 Stock Incentive Plan (as amended through April 25, 2006)*	Exhibit Number 10.1 to Form 10-Q for the quarter ended March 31, 2006

10.6 a	Form of Stock Option Agreement*	Exhibit Number 10.7 to Form 10-K for the year ended September 30, 2008

10.7 a	Form of Restricted Stock Agreement*	Exhibit Number 10.8 to Form 10-K for the year ended September 30, 2008

10.8 a	1994 Director Fee Plan (as amended through November 13, 2008)*	Exhibit Number 10.9 to Form 10-K for the year ended September 30, 2008

10.9 a	1994 Employee Stock Purchase Plan*	Exhibit Number 10.2 to Form 10-Q for the quarter ended March 31, 1995

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
INDEX, Continued

Exhibit No.	Description	Prior Filing or Sequential Page Numbers Herein

10.10 a	2007 Equity Incentive Plan (as amended through September 26, 2008)*	Exhibit Number 10.11 to Form 10-K for the year ended September 30, 2008

10.11 a	2010 Incentive Compensation Plan*	Exhibit A to 2011 Proxy Statement

14.1	Form of Code of Ethics Applicable to Executive Management *	Exhibit Number 14.1 to Form 10-K for the year ended September 30, 2004

21	Subsidiaries of the Registrant	Filed Herewith

23	Consent of Independent Registered Public Accounting Firm	Filed Herewith

31.1	Certification of Principal Executive Officer for Joseph C. Bartolacci	Filed Herewith

31.2	Certification of Principal Financial Officer for Steven F. Nicola	Filed Herewith

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Joseph C. Bartolacci	Filed Herewith

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Steven F. Nicola	Filed Herewith

Copies of any Exhibits will be furnished to shareholders upon written request.  Requests should be directed to Mr. Steven F. Nicola, Chief Financial Officer, Secretary and Treasurer of the Registrant.