Form 10-Q
period 2012-12-31
MATTHEWS INTERNATIONAL CORP
filed 2013-02-04
CIK 63296

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-Q

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Quarterly Period Ended December 31, 2012

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

As of January 31, 2013, shares of common stock outstanding were:

Class A Common Stock 27,673,217 shares

PART I - FINANCIAL INFORMATION
MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollar amounts in thousands, except per share data)

	December 31, 2012		September 30, 2012

ASSETS
Current assets:
Cash and cash equivalents		$53,606		$58,259
Accounts receivable, net		183,841		174,632
Inventories		138,187		130,690
Deferred income taxes		1,689		1,694
Other current assets		22,222		19,950

Total current assets		399,545		385,225

Investments		18,839		18,842
Property, plant and equipment: Cost	$387,498		$350,521
Less accumulated depreciation	(213,943)		(206,472)
		173,555		144,049
Deferred income taxes		34,201		32,647
Other assets		12,357		12,083
Goodwill		538,339		476,181
Other intangible assets, net		58,199		59,015

Total assets		$1,235,035		$1,128,042

LIABILITIES
Current liabilities:
Long-term debt, current maturities		$23,018		$21,566
Accounts payable		41,526		44,294
Accrued compensation		29,887		30,222
Accrued income taxes		11,310		7,632
Customer Prepayments		19,613		15,883
Contingent Consideration		13,059		13,298
Other current liabilities		49,443		47,978

Total current liabilities		187,856		180,873

Long-term debt		379,322		298,148
Accrued pension		84,538		78,563
Postretirement benefits		27,935		27,725
Deferred income taxes		19,720		18,624
Other liabilities		33,178		33,194
Total liabilities		732,549		637,127

Arrangement with noncontrolling interest		10,554		10,481

SHAREHOLDERS’ EQUITY
Shareholders' equity-Matthews:
Common stock	$36,334		$36,334
Additional paid-in capital	43,834		47,893
Retained earnings	732,590		727,176
Accumulated other comprehensive loss	(55,778)		(65,083)
Treasury stock, at cost	(267,108)		(268,499)
Total shareholders’ equity-Matthews		489,872		477,821
Noncontrolling interests		2,060		2,613
Total shareholders’ equity		491,932		480,434

Total liabilities and shareholders' equity		$1,235,035		$1,128,042

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended
	December 31,
	2012	2011

Sales	$225,609	$217,213
Cost of sales	(145,635)	(139,218)

Gross profit	79,974	77,995

Selling and administrative expenses	(63,475)	(59,070)

Operating profit	16,499	18,925

Investment income	233	1,601
Interest expense	(3,247)	(2,557)
Other deductions, net	(1,105)	(515)

Income before income taxes	12,380	17,454

Income taxes	(4,377)	(6,034)

Net income	8,003	11,420

Net (income) loss attributable to noncontrolling interests	252	(135)

Net income attributable to Matthews shareholders	$8,255	$11,285

Earnings per share attributable to Matthews shareholders:
Basic	$.30	$.40

Diluted	$.30	$.40

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended December 31,
	Matthews		Noncontrolling Interest		Total
	2012	2011	2012	2011	2012	2011

Net Income:	$8,255	$11,285	$(252)	$135	$8,003	$11,420
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	7,609	(5,364)	(301)	33	7,308	(5,331)
Pension plans and other postretirement benefits	1,073	1,023	-	-	1,073	1,023

Unrecognized gain (loss) on derivatives:
Net change from periodic revaluation	11	(320)	-	-	11	(320)
Net amount reclassified to earnings	612	419	-	-	612	419
Net change in unrecognized gain (loss) on
derivatives	623	99	-		623	99
Other comprehensive income (loss), net of tax	9,305	(4,242)	(301)	33	9,004	(4,209)
Comprehensive income (loss)	$17,560	$7,043	$(553)	$168	$17,007	$7,211

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
for the three months ended December 31, 2012 and 2011 (Unaudited)
(Dollar amounts in thousands, except per share data)

	Shareholders’ Equity - Matthews
				Accumulated
		Additional		Other		Non-
	Common	Paid-in	Retained	Comprehensive	Treasury	controlling
	Stock	Capital	Earnings	Income (Loss)	Stock	interests	Total
Balance, September 30, 2011	$36,334	$48,554	$681,658	$(58,658)	$(243,246)	$3,451	$468,093
Net income	-	-	11,285	-	-	135	11,420
Minimum pension liability	-	-	-	1,023	-	-	1,023
Translation adjustment	-	-	-	(5,364)	-	33	(5,331)
Fair value of derivatives	-	-	-	99	-	-	99
Total comprehensive income							7,211
Stock-based compensation	-	1,412	-	-	-	-	1,412
Purchase of 225,818 shares of treasury stock	-	-	-	-	(7,289)	-	(7,289)
Issuance of 155,476 shares of treasury stock	-	(4,773)	-	-	4,801	-	28
Dividends, $.09 per share	-	-	(2,549)	-	-	-	(2,549)
Balance, December 31, 2011	$36,334	$45,193	$690,394	$(62,900)	$(245,734)	$3,619	$466,906

	Shareholders’ Equity - Matthews
				Accumulated
		Additional		Other		Non-
	Common	Paid-in	Retained	Comprehensive	Treasury	controlling
	Stock	Capital	Earnings	Income (Loss)	Stock	interests	Total
Balance, September 30, 2012	$36,334	$47,893	$727,176	$(65,083)	$(268,499)	$2,613	$480,434
Net income	-	-	8,255	-	-	(252)	8,003
Minimum pension liability	-	-	-	1,073	-	-	1,073
Translation adjustment	-	-	-	7,609	-	(301)	7,308
Fair value of derivatives	-	-	-	623	-	-	623
Total comprehensive income							17,007
Stock-based compensation	-	1,379	-	-	-	-	1,379
Purchase of 155,732 shares of treasury stock	-	-	-	-	(4,530)	-	(4,530)
Issuance of 208,429 shares of treasury stock	-	(5,438)	-	-	5,921	-	483
Dividends, $.10 per share	-	-	(2,841)	-	-	-	(2,841)
Balance, December 31, 2012	$36,334	$43,834	$732,590	$(55,778)	$(267,108)	$2,060	$491,932

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended
	December 31,
	2012	2011

Cash flows from operating activities:
Net income	$8,003	$11,420
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,150	7,115
Stock-based compensation expense	1,379	1,412
Change in deferred taxes	(72)	(1,060)
Gain on investments	-	(1,250)
Gain on sale of assets	(341)	(63)
Changes in working capital items	(5,741)	(11,037)
Decrease in other assets	59	1,533
Decrease in other liabilities	(7,534)	(4,152)
Increase in pension and postretirement benefits	3,336	3,137

Net cash provided by operating activities	7,239	7,055

Cash flows from investing activities:
Capital expenditures	(5,257)	(5,728)
Acquisitions, net of cash acquired	(60,634)	(57)
Proceeds from sale of assets	50	79

Net cash used in investing activities	(65,841)	(5,706)

Cash flows from financing activities:
Proceeds from long-term debt	80,311	5,084
Payments on long-term debt	(15,393)	(3,339)
Payment of contingent consideration	(5,296)	-
Proceeds from the sale of treasury stock	483	27
Purchases of treasury stock	(4,530)	(7,289)
Dividends	(2,744)	(2,549)

Net cash provided by (used in) financing activities	52,831	(8,066)

Effect of exchange rate changes on cash	1,118	(471)

Net change in cash and cash equivalents	$(4,653)	$(7,188)

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
December 31, 2012
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

The Company has manufacturing and marketing facilities in the United States, Mexico, Canada, Europe, Australia and Asia.

Note 2.   Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information for commercial and industrial companies and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three months ended December 31, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2013. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2012.  The consolidated financial statements include all domestic and foreign subsidiaries in which the Company maintains an ownership interest and has operating control.  All intercompany accounts and transactions have been eliminated.

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

Level 2:                      Inputs other than quoted prices included within level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3:                      Unobservable inputs for the asset or liability.

The fair values of the Company’s assets and liabilities measured on a recurring basis are categorized as follows:

	December 31, 2012				September 30, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Trading securities	$16,265	-	-	$16,265	$16,265	-	-	$16,265
Total assets at fair value	$16,265	-	-	$16,265	$16,265	-	-	$16,265

Liabilities:
Derivatives (1)	-	$8,112	-	$8,112	-	$9,133	-	$9,133
Total liabilities at fair value	-	$8,112	-	$8,112	-	$9,133	-	$9,133

(1) Interest rate swaps are valued based on observable market swap rates.

Note 4.   Inventories

Inventories consisted of the following:

	December 31, 2012	September 30, 2012

Raw materials	$43,473	$41,003
Work in process	27,668	22,772
Finished goods	67,046	66,915
	$138,187	$130,690

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 5.   Debt

The Company has a domestic Revolving Credit Facility with a syndicate of financial institutions.  The maximum amount of borrowings available under the facility is $400,000 and borrowings under the facility bear interest at LIBOR plus a factor ranging from 1.00% to 1.50% based on the Company’s leverage ratio.  The facility’s maturity is March 2017.  The leverage ratio is defined as net indebtedness divided by EBITDA (earnings before interest, taxes, depreciation and amortization).  The Company is required to pay an annual commitment fee ranging from .20% to .30% (based on the Company’s leverage ratio) of the unused portion of the facility.

The Revolving Credit Facility requires the Company to maintain certain leverage and interest coverage ratios.  A portion of the facility (not to exceed $25,000) is available for the issuance of trade and standby letters of credit. Outstanding borrowings on the Revolving Credit Facility at December 31, 2012 and September 30, 2012 were $358,823 and $281,323, respectively.  The weighted-average interest rate on outstanding borrowings at December 31, 2012 and December 31, 2011 was 2.62% and 2.68%, respectively.

The Company has entered into the following interest rate swaps:

Effective Date	Amount	Fixed Interest Rate	Interest Rate Spread at December 31, 2012	Maturity Date
May 2011	$25,000	1.37%	1.25%	May 2014
October 2011	25,000	1.67%	1.25%	October 2015
November 2011	25,000	2.13%	1.25%	November 2014
March 2012	25,000	2.44%	1.25%	March 2015
June 2012	40,000	1.88%	1.25%	June 2022
August 2012	35,000	1.74%	1.25%	June 2022
September 2012	25,000	3.03%	1.25%	December 2015
September 2012	25,000	1.24%	1.25%	March 2017
November 2012	25,000	1.33%	1.25%	November 2015

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

The fair value of the interest rate swaps reflected an unrealized loss of $8,112 ($4,948 after tax) and $6,999 ($4,269 after tax) at December 31, 2012 and 2011, respectively, that is included in shareholders’ equity as part of accumulated other comprehensive loss (“AOCL”).  Assuming market rates remain constant with the rates at December 31, 2012, approximately $1,740 of the $4,948 loss included in AOCL is expected to be recognized in earnings as an adjustment to interest expense over the next twelve months.

At December 31, 2012 and September 30, 2012, the interest rate swap contracts were reflected as a liability on the balance sheets.  The following derivatives are designated as hedging instruments:

Liability Derivatives
Balance Sheet Location:	December 31, 2012	September 30, 2012
Current liabilities:
Other current liabilities	$2,852	$2,851
Long-term liabilities
Other liabilities	5,260	6,282
Total derivatives	$8,112	$9,133

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 5.  Debt (continued)

The loss recognized on derivatives was as follows:

	Location of
Derivatives in	Loss	Amount of Loss
Cash Flow	Recognized in	Recognized in Income
Hedging	Income on	on Derivatives
Relationships	Derivative	Three Months Ended December 31,
		2012	2011

Interest rate swaps	Interest expense	$(1,003)	$(687)

The Company recognized the following gains or losses in accumulated other comprehensive loss (“AOCL”):

Location of
Gain or
(Loss)
			Reclassified	Amount of Loss
	Amount of Gain or		from	Reclassified from
Derivatives in	(Loss) Recognized in		AOCL into	AOCL into Income
Cash Flow	AOCL on Derivatives		Income	(Effective Portion*)
Hedging Relationships	December 31, 2012	December 31, 2011	(Effective Portion*)	December 31, 2012	December 31, 2011

Interest rate swaps	$11	$(320)	Interest expense	$(612)	$(419)

*There is no ineffective portion or amount excluded from effectiveness testing.

The Company, through certain of its German subsidiaries, had a credit facility with a European bank that expired in September 2012.  Outstanding borrowings under the credit facility totaled 23.6 million Euros ($30,586) at December 31, 2011. The weighted-average interest rate on outstanding borrowings under this facility at December 31, 2011 was 2.38%.

The Company, through its German subsidiary, Saueressig GmbH & Co. KG (“Saueressig”), has several loans with various European banks.  Outstanding borrowings under these loans totaled 3.1 million Euros ($4,131) and 8.2 million Euros ($10,514) at December 31, 2012 and September 30, 2012, respectively.  The weighted-average interest rate on outstanding borrowings of Saueressig at December 31, 2012 and 2011 was 3.93% and 6.05%, respectively.

The Company, through its German subsidiary, Wetzel GmbH (“Wetzel”), acquired in November 2012, has several loans with various European banks.  Outstanding borrowings under these loans totaled 9.0 million Euros ($11,923) at December 31, 2012.  The weighted-average interest rate on outstanding borrowings of Wetzel at December 31, 2012 was 6.99%.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 5.  Debt (continued)

The Company, through its wholly-owned subsidiary, Matthews International S.p.A., has several loans with various Italian banks.  Outstanding borrowings on these loans totaled 5.8 million Euros ($7,689) and 6.3 million Euros ($8,080) at December 31, 2012 and September 30, 2012, respectively.  Matthews International S.p.A. also has four lines of credit totaling 11.4 million Euros ($15,003) with the same Italian banks.  Outstanding borrowings on these lines were 4.4 million Euros ($5,771) and 3.4 million Euros ($4,322) at December 31, 2012 and September 30, 2012, respectively.  The weighted-average interest rate on outstanding Matthews International S.p.A. borrowings at December 31, 2012 and 2011 was 3.12% and 3.16%, respectively.

As of December 31, 2012 and September 30, 2012 the fair value of the Company’s long-term debt, including current maturities, approximated the carrying value included in the Condensed Consolidated Balance Sheet.

Note 6.   Share-Based Payments

The Company maintains an equity incentive plan (the “2007 Equity Incentive Plan”) that provides for the grants of stock options, restricted shares, stock-based performance units and certain other types of stock-based awards. Under the 2007 Equity Incentive Plan, which has a ten-year term, the maximum number of shares available for grants or awards is an aggregate of 2,200,000.  The Company also maintains a stock incentive plan (the “1992 Incentive Stock Plan”) that previously provided for grants of stock options, restricted shares and certain other types of stock-based awards.  There will be no further grants under the 1992 Incentive Stock Plan.  At December 31, 2012, there were 335,492 shares reserved for future issuance under the 2007 Equity Incentive Plan. Both plans are administered by the Compensation Committee of the Board of Directors.

The option price for each stock option granted under either plan may not be less than the fair market value of the Company's common stock on the date of grant.  Outstanding stock options are generally exercisable in one-third increments upon the attainment of pre-defined levels of appreciation in the market value of the Company’s Class A Common Stock.  In addition, options generally vest in one-third increments after three, four and five years, respectively, from the grant date (but, in any event, not until the attainment of the market value thresholds).  The options expire on the earlier of ten years from the date of grant, upon employment termination, or within specified time limits following voluntary employment termination (with the consent of the Company), retirement or death.  The Company generally settles employee stock option exercises with treasury shares.  With respect to outstanding restricted share grants, for grants made prior to fiscal 2013, generally one-half of the shares vest on the third anniversary of the grant, with the remaining one-half of the shares vesting in one-third increments upon attainment of pre-defined levels of appreciation in the market value of the Company’s Class A Common Stock.  For grants made in fiscal 2013, generally one-half of the shares vest on the third anniversary of the grant, one-quarter of the shares vest in one-third increments upon the attainment of pre-defined levels of adjusted earnings per share, and the remaining one-quarter of the shares vest in one-third increments upon attainment of pre-defined levels of appreciation in the market value of the Company’s Class A Common Stock.  Additionally, restricted shares cannot vest until the first anniversary of the grant date.  Unvested restricted shares generally expire on the earlier of five years from the date of grant, upon employment termination, or within specified time limits following voluntary employment termination (with the consent of the Company), retirement or death.  The Company issues restricted shares from treasury shares.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 6.   Share-Based Payments (continued)

For the three-month periods ended December 31, 2012 and 2011, total stock-based compensation cost totaled $1,379 and $1,412, respectively.  The associated future income tax benefit recognized was $538 and $551 for the three-month periods ended December 31, 2012 and 2011, respectively.

For the three-month periods ended December 31, 2012 and 2011, the amount of cash received from the exercise of stock options was $475 and $28, respectively.  In connection with these exercises, the tax benefits realized by the Company for the three-month periods ended December 31, 2012 and 2011 were $8 and $3, respectively.

The transactions for restricted stock for the three months ended December 31, 2012 were as follows:

		Weighted-
		average
		grant-date
	Shares	fair value
Non-vested at September 30, 2012	551,389	$32.56
Granted	227,580	24.92
Vested	(72,210)	37.31
Expired or forfeited	(40,591)	30.77
Non-vested at December 31, 2012	666,168	29.55

As of December 31, 2012, the total unrecognized compensation cost related to unvested restricted stock was $7,451 and is expected to be recognized over a weighted average period of 1.9 years.

The transactions for shares under options for the quarter ended December 31, 2012 were as follows:

			Weighted-
		Weighted-	average	Aggregate
		average	remaining	intrinsic
	Shares	exercise price	contractual term	value
Outstanding, September 30, 2012	840,282	$37.15
Granted	-	-
Exercised	(21,440)	22.12
Expired or forfeited	(9,284)	34.62
Outstanding, December 31, 2012	809,558	37.58	2.9	$-
Exercisable, December 31, 2012	456,854	36.68	2.6	$-

No shares were earned during the three months ended December 31, 2012 and 2011, respectively.  The intrinsic value of options (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during the three-month periods ended December 31, 2012 and 2011 was $182 and $7, respectively.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 6.   Share-Based Payments (continued)

The transactions for non-vested options for the quarter ended December 31, 2012 were as follows:

		Weighted-average
		grant-date
Non-vested shares	Shares	fair value
Non-vested at September 30, 2012	355,872	$11.35
Granted	-	-
Vested	-	-
Expired or forfeited	(3,168)	10.91
Non-vested at December 31, 2012	352,704	11.35

The fair value of each restricted stock grant is estimated on the date of grant using a binomial lattice valuation model.  The following table indicates the assumptions used in estimating fair value of restricted stock granted during the periods ended December 31, 2012 and 2011.

	Three Months Ended December 31,
	2012	2011
Expected volatility	29.5%	30.4%
Dividend yield	1.2%	1.0%
Average risk free interest rate	0.6%	0.9%
Average expected term (years)	2.0	2.0

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

Under the Company’s Director Fee Plan, directors (except for the Chairman of the Board) who are not also officers of the Company each receive, as an annual retainer fee, either cash or shares of the Company's Class A Common Stock equivalent to $60.  The equivalent amount paid to a non-employee Chairman of the Board is $130. Where the annual retainer fee is provided in shares, each director may elect to be paid these shares on a current basis or have such shares credited to a deferred stock account as phantom stock, with such shares to be paid to the director subsequent to leaving the Board.  The value of deferred shares is recorded in other liabilities.  A total of 15,067 shares had been deferred under the Director Fee Plan at December 31, 2012.  Additionally, directors who are not also officers of the Company each receive an annual stock-based grant (non-statutory stock options, stock appreciation rights and/or restricted shares) with a value of $100.  A total of 22,300 stock options have been granted under the plan.  At December 31, 2012, 11,800 options were outstanding and vested. Additionally, 83,046 shares of restricted stock have been granted under the plan, 29,288 of which were unvested at December 31, 2012.  A total of 300,000 shares have been authorized to be issued under the Director Fee Plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 7.   Earnings Per Share Attributable to Matthews Shareholders

The information used to compute earnings per share attributable to Matthews’ common shareholders was as follows:

	Three Months Ended
	December 31,
	2012	2011
Net income attributable to Matthews shareholders	$8,255	$11,285
Less: dividends and undistributed earnings allocated to participating securities	97	168
Net income available to Matthews shareholders	$8,158	$11,117

Weighted-average shares outstanding (in thousands):
Basic shares	27,275	27,893
Effect of dilutive securities	114	25
Diluted shares	27,388	27,918

Options to purchase 768,691 and 787,042 shares of common stock were not included in the computation of diluted earnings per share for the three months ended December 31, 2012 and 2011, respectively, because the inclusion of these options would be anti-dilutive.

Note 8.   Pension and Other Postretirement Benefit Plans

The Company provides defined benefit pension and other postretirement plans to certain employees. Net periodic pension and other postretirement benefit cost for the plans included the following:

	Three Months Ended December 31,
	Pension		Other Postretirement
	2012	2011	2012	2011

Service cost	$1,685	$1,424	$199	$182
Interest cost	1,913	1,950	282	321
Expected return on plan assets	(2,243)	(1,953)	-	-
Amortization:
Prior service cost	(52)	(11)	(68)	(113)
Net actuarial loss	1,806	1,680	110	134

Net benefit cost	$3,109	$3,090	$523	$524

Benefit payments under the Company’s principal retirement plan are made from plan assets, while benefit payments under the postretirement benefit plan are made from the Company’s operating funds.  Under IRS regulations, the Company is not required to make any significant contributions to its principal retirement plan in fiscal year 2013.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 8.   Pension and Other Postretirement Benefit Plans (continued)

Contributions made and anticipated for fiscal year 2013 are as follows:

Contributions	Pension	Other Postretirement

Contributions during the three months ended December 31, 2012:
Supplemental retirement plan	$181	$ -
Other postretirement plan	-	215

Additional contributions expected in fiscal 2013:
Supplemental retirement plan	539	-
Other postretirement plan	-	891

Note 9.   Income Taxes

Income tax provisions for the Company’s interim periods are based on the effective income tax rate expected to be applicable for the full year. The Company's effective tax rate for the three months ended December 31, 2012 was 35.4%, compared to 34.6% for the first quarter of fiscal 2012.  The difference between the Company's fiscal 2013 first quarter effective tax rate and the Federal statutory rate of 35.0% primarily reflected the impact of state taxes, offset by lower foreign income taxes.

The Company had unrecognized tax benefits (excluding penalties and interest) of $3,103 and $2,708 on December 31, 2012 and September 30, 2012, respectively, all of which, if recorded, would impact the 2013 annual effective tax rate.  It is reasonably possible that $36 of the unrecognized tax benefits could be recognized in the next 12 months primarily due to tax examinations and the expiration of statutes related to specific tax positions.

The Company classifies interest and penalties on tax uncertainties as a component of the provision for income taxes. The Company included $81 in interest and penalties in the provision for income taxes for the first quarter of fiscal 2013. Total penalties and interest accrued were $1,952 and $1,871 at December 31, 2012 and September 30, 2012, respectively.  These accruals may potentially be applicable in the event of an unfavorable outcome of uncertain tax positions.

The Company is currently under examination in several tax jurisdictions and remains subject to examination until the statute of limitations expires for those tax jurisdictions.  As of December 31, 2012, the tax years that remain subject to examination by major jurisdiction generally are:

United States – Federal	2010 and forward
United States – State	2009 and forward
Canada	2008 and forward
Europe	2004 and forward
United Kingdom	2010 and forward
Australia	2009 and forward
Asia	2005 and forward

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

Information about the Company's segments follows:

	Three Months Ended
	December 31,
	2012	2011
Sales to external customers:
Memorialization:
Cemetery Products	$52,824	$45,150
Funeral Home Products	60,757	58,571
Cremation	11,102	9,434
	124,683	113,155
Brand Solutions:
Graphics Imaging	62,435	70,443
Marking and Fulfillment Systems	17,915	16,383
Merchandising Solutions	20,576	17,232
	100,926	104,058

	$225,609	$217,213

Operating profit:
Memorialization:
Cemetery Products	$6,372	$4,535
Funeral Home Products	7,693	6,488
Cremation	475	757
	14,540	11,780
Brand Solutions:
Graphics Imaging	292	4,981
Marking and Fulfillment Systems	376	1,368
Merchandising Solutions	1,291	796
	1,959	7,145

	$16,499	$18,925

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 11.   Acquisitions

In December 2012, the Company acquired Pyramid Controls, Inc. and its affiliate, Pyramid Control Systems (collectively, “Pyramid”).  Pyramid is a provider of warehouse control systems and conveyor control solutions for distribution centers.  The acquisition is designed to expand Matthews' fulfillment products and services in the warehouse management market.   The initial purchase price for the transaction was approximately $24,532, plus potential additional consideration up to $3,700 based on future operating results.

In November 2012, the Company completed the acquisition of Wetzel Holding AG, Wetzel GmbH and certain related affiliates (collectively “Wetzel”).  Wetzel is a leading European provider of pre-press services and gravure printing forms, with manufacturing operations in Germany and Poland.  Wetzel’s products and services are sold primary within Europe, and the acquisition is designed to expand Matthews' products and services in the global graphics imaging market.  The purchase price for Wetzel was approximately 42.3 million Euros ($54,308) on a cash-free, debt-free basis, plus potential additional consideration up to 2.2 million Euros ($2,825) based upon operating results.

The allocations of purchase price for the Wetzel and Pyramid acquisitions are preliminary.  The Company has allocated the additional purchase price to goodwill.  Adjustments are expected to other intangibles and property, plant and equipment once the valuations are finalized.

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

A summary of the carrying amount of goodwill attributable to each segment as well as the changes in such amounts are as follows:

					Marking and
	Cemetery	Funeral Home		Graphics	Fulfillment	Merchandising
	Products	Products	Cremation	Imaging	Systems	Solutions	Consolidated

Goodwill	$97,783	$162,876	$17,558	$167,262	$30,816	$9,138	$485,433
Accumulated impairment losses	(412)	-	(5,000)	(3,840)	-	-	(9,252)
Balance at September 30, 2012	97,371	162,876	12,558	163,422	30,816	9,138	476,181

Additions during period	1,112	199	-	32,644	23,465	-	57,420
Translation and other adjustments	644	-	74	3,966	54	-	4,738
Goodwill	99,539	163,075	17,632	203,872	54,335	9,138	547,591
Accumulated impairment losses	(412)	-	(5,000)	(3,840)	-	-	(9,252)
Balance at December 31, 2012	$99,127	$163,075	$12,632	$200,032	$54,335	$9,138	$538,339

The addition to Graphics Imaging goodwill reflects the acquisition of Wetzel; the addition to Marking and Fulfillment Systems goodwill reflects the acquisition of Pyramid; the addition to Cemetery Products goodwill reflects the acquisition of a small bronze manufacturer in Europe; and the addition to Funeral Home Products goodwill represents the effect of an adjustment to the purchase price of a small casket manufacturer.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 12.   Goodwill and Other Intangible Assets (continued)

The following tables summarize the carrying amounts and related accumulated amortization for intangible assets as of December 31, 2012 and September 30, 2012, respectively.

	Carrying	Accumulated
	Amount	Amortization	Net
December 31, 2012:
Trade names	$24,520	$- *	$24,520
Trade names	2,222	(1,722)	500
Customer relationships	47,938	(16,430)	31,508
Copyrights/patents/other	9,960	(8,289)	1,671
	$84,640	$(26,441)	$58,199

September 30, 2012:
Trade names	$24,488	$- *	$24,488
Trade names	2,182	(1,571)	611
Customer relationships	47,654	(15,689)	31,965
Copyrights/patents/other	9,920	(7,969)	1,951
	$84,244	$(25,229)	$59,015
* Not subject to amortization

The net change in intangible assets during the three months ended December 31, 2012 included the impact of foreign currency fluctuations during the period and additional amortization.

Amortization expense on intangible assets was $952 and $992 for the three-month periods ended December 31, 2012 and 2011, respectively.  The remaining amortization expense is estimated to be $2,601 in 2013, $3,316 in 2014, $3,059 in 2015, $2,768 in 2016 and $2,568 in 2017.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement:

The following discussion should be read in conjunction with the consolidated financial statements of Matthews International Corporation (“Matthews” or the “Company”) and related notes thereto included in this Quarterly Report on Form 10-Q and the Company's Annual Report on Form 10-K for the year ended September 30, 2012.  Any forward-looking statements contained herein are included pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements involve known and unknown risks and uncertainties that may cause the Company's actual results in future periods to be materially different from management's expectations.  Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove correct.  Factors that could cause the Company's results to differ materially from the results discussed in such forward-looking statements principally include changes in domestic or international economic conditions, changes in foreign currency exchange rates, changes in the cost of materials used in the manufacture of the Company’s products, changes in death rates, changes in product demand or pricing as a result of consolidation in the industries in which the Company operates, changes in product demand or pricing as a result of domestic or international competitive pressures, unknown risks in connection with the Company's acquisitions, and technological factors beyond the Company's control.  In addition, although the Company does not have any customers that would be considered individually significant to consolidated sales, changes in the distribution of the Company’s products or the potential loss of one or more of the Company’s larger customers are also considered risk factors.

Results of Operations:

The following table sets forth the sales and operating profit for the Company’s Memorialization and Brand Solutions businesses for the quarters ended December 31, 2012 and 2011.

	Three Months Ended
	December 31,
	2012	2011
Sales:
Memorialization	$124,683	$113,155
Brand Solutions	100,926	104,058
	$225,609	$217,213

Operating Profit:
Memorialization	$14,540	$11,780
Brand Solutions	1,959	7,145
	$16,499	$18,925

Sales for the quarter ended December 31, 2012 were $225.6 million, compared to $217.2 million for the three months ended December 31, 2011. Higher sales were reported in each of the Company’s segments except the Graphics Imaging segment.  In addition, recent acquisitions contributed to the sales increase.

In the Company’s Memorialization business, Cemetery Products segment sales for the fiscal 2013 first quarter were $52.8 million, compared to $45.2 million for the fiscal 2012 first quarter.  The increase primarily reflected higher unit volume of memorial products and the acquisition of Everlasting Granite in May 2012. Sales for the Funeral Home Products segment were $60.8 million for the quarter ended December 31, 2012, compared to $58.6 million a year ago. The increase resulted principally from higher unit volume and an improvement in sales mix. Sales for the Cremation segment were $11.1 million for the first quarter of fiscal 2013, compared to $9.4 million for the same period a year ago.  The increase principally reflected higher sales of cremation equipment in the U.K. market and the benefit of a small acquisition completed in fiscal 2012.

In the Brand Solutions business, sales for the Graphics Imaging segment were $62.4 million in the first quarter of fiscal 2013, compared to $70.4 million for the same period a year ago.  The decrease resulted principally from lower sales volume in all of the segment’s principal markets, particularly Europe, and the unfavorable impact of changes in foreign currency values against the U.S. dollar.  The weakened market conditions in Europe did not begin to affect the Company’s sales until the second fiscal quarter of 2012.  These declines were partially offset by the impact of the acquisition of Wetzel Holding AG and certain of its affiliates (collectively “Wetzel”) in late November 2012.  Marking and Fulfillment Systems segment sales were $17.9 million for the first quarter of fiscal 2013, compared to $16.4 million for the first quarter of fiscal 2012.  The increase resulted principally from the acquisition of Pyramid Controls, Inc. (“Pyramid”) in December 2012.  Sales for the Merchandising Solutions segment were $20.6 million for the first quarter of fiscal 2013, compared to $17.2 million for the same period a year ago.  The increase principally reflected higher sales to several national accounts.

Gross profit for the quarter ended December 31, 2012 was $80.0 million, compared to $78.0 million for the same period a year ago.  Consolidated gross profit as a percent of sales for the first quarter of fiscal 2013 decreased to 35.4% from 35.9% for the first quarter of fiscal 2012.  The increase in consolidated gross profit primarily reflected the impact of acquisitions, partially offset by lower sales in the Graphics Imaging segment.  The decrease in gross profit as a percentage of sales primarily reflected lower sales in the Graphics Imaging segment.

Selling and administrative expenses for the three months ended December 31, 2012 were $63.5 million, compared to $59.1 million for the first quarter of fiscal 2012.  Consolidated selling and administrative expenses as a percent of sales were 28.1% for the quarter ended December 31, 2012, compared to 27.2% for the same period last year.  The increase in selling and administrative expenses was primarily attributable to higher sales and the impact of unusual charges in fiscal 2013, compared to fiscal 2012.

Operating profit for the quarter ended December 31, 2012 was $16.5 million, compared to $18.9 million for the three months ended December 31, 2011.  Unusual charges were a significant factor in the decrease in fiscal 2013 operating profit compared to fiscal 2012.  Cemetery Products segment operating profit for the fiscal 2013 first quarter was $6.4 million, compared to $4.5 million for the first quarter of fiscal 2012.  The increase reflected higher sales, improvement in operating margins for the segment’s granite operations and lower material costs.  These increases were partially offset by unusual charges related to the segment’s ERP implementation and other cost reduction initiatives.  Operating profit for the Funeral Home Products segment approximated $7.7 million for the first quarter of fiscal 2013, compared to $6.5 million for the first quarter of fiscal 2012.  The Funeral Home Products segment operating profit for the current quarter reflected the impact of higher sales and the benefit of improved production and distribution efficiencies.  These increases were partially offset by charges in connection with cost reduction initiatives. Cremation segment operating profit for the first quarter of fiscal 2013 was $475,000, compared to $757,000 for the same period in fiscal 2012. The decrease principally reflected the impact of higher sales in the U.K., offset by lower margins on several European-based projects and charges in connection with cost reduction initiatives.  Graphics Imaging segment operating profit for the quarter ended December 31, 2012 was $292,000, compared to $5.0 million for the three months ended December 31, 2011.  The decrease was primarily attributable to lower sales and unusual charges of approximately $1.4 million.  The unusual charges primarily included acquisition-related costs and charges related to cost reduction initiatives.  Operating profit for the Marking and Fulfillment Systems segment for the fiscal 2013 first quarter was $376,000, compared to $1.4 million for the same period a year ago.  The decrease primarily resulted from an unfavorable change in product mix and charges related to cost reduction initiatives. Merchandising Solutions segment operating profit was $1.3 million for the first quarter of fiscal 2013, compared to $796,000 for the same period in fiscal 2012, primarily reflecting higher sales.

Investment income was $233,000 for the three months ended December 31, 2012, compared to $1.6 million for the three months ended December 31, 2011.  The decrease reflected lower rates of return on investments held in trust for certain of the Company’s benefit plans.  Interest expense for the fiscal 2013 first quarter was $3.2 million, compared to $2.6 million for the same period last year.  The increase in interest expense primarily reflected higher average debt levels compared to a year ago.  Other deductions, net, for the quarter ended December 31, 2012 represented a decrease in pre-tax income of $1.1 million, compared to a decrease in pre-tax income of $515,000 for the same quarter last year.  Other income and deductions generally include banking related fees and the impact of currency gains and losses on certain intercompany debt.

The Company's effective tax rate for the three months ended December 31, 2012 was 35.4%, compared to 34.6% for the first quarter of fiscal 2012 and 34.2% for the fiscal 2012 full year.  The fiscal 2012 full year effective tax rate included the favorable impact of adjustments totaling $528,000 in income tax expense primarily related to changes in the estimated tax accruals for open tax periods.  Excluding those adjustments, the Company’s effective tax rate for fiscal 2012 was 34.8%.  The increase in the effective tax rate for the fiscal 2013 first quarter primarily reflected the impact of a higher level of earnings generated in the U.S.  The difference between the Company's effective tax rate and the Federal statutory rate of 35.0% primarily reflected the impact of state taxes, offset by lower foreign income taxes.

Net earnings attributable to noncontrolling interests was a loss of $252,000 in the fiscal 2013 first quarter, compared to net income of $135,000 for the same period a year ago.  The decrease related principally to a net loss recorded by the Company’s Italian cremation and Turkish graphics businesses in fiscal 2013.

Liquidity and Capital Resources:

Net cash provided by operating activities was $7.2 million for the first quarter of fiscal 2013, compared to $7.1 million for the first quarter of fiscal 2012.  Operating cash flow for both periods reflected net income adjusted for depreciation, amortization, stock-based compensation expense and non-cash pension expense, partially offset by decreases in deferred taxes.

Cash used in investing activities was $65.8 million for the three months ended December 31, 2012, compared to $5.7 million for the three months ended December 31, 2011.  Investing activities for the first quarter of fiscal 2013 primarily reflected acquisitions, net of cash acquired, of $60.6 million and capital expenditures of $5.3 million.  Investing activities for the first quarter of fiscal 2012 primarily reflected capital expenditures.

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

Cash provided by financing activities for the quarter ended December 31, 2012 was $52.8 million, primarily reflecting long-term debt proceeds, net of repayments, of $64.9 million, payment of contingent consideration of $5.3 million, treasury stock purchases of $4.5 million and dividends of $2.7 million to the Company's shareholders.  Cash used in financing activities for the quarter ended December 31, 2011 was $8.1 million, primarily reflecting long-term debt proceeds, net of repayments, of $1.7 million, treasury stock purchases of $7.3 million and dividends of $2.5 million to the Company's shareholders.

The Company has a domestic Revolving Credit Facility with a syndicate of financial institutions.  The maximum amount of borrowings available under the facility is $400.0 million and borrowings under the facility bear interest at LIBOR plus a factor ranging from 1.00% to 1.50% based on the Company’s leverage ratio.  The facility’s maturity is March 2017.  The leverage ratio is defined as net indebtedness divided by EBITDA (earnings before interest, taxes, depreciation and amortization).  The Company is required to pay an annual commitment fee ranging from .20% to .30% (based on the Company’s leverage ratio) of the unused portion of the facility.   The Revolving Credit Facility requires the Company to maintain certain leverage and interest coverage ratios.  A portion of the facility (not to exceed $25.0 million) is available for the issuance of commercial and standby letters of credit.  Outstanding borrowings on the Revolving Credit Facility as of December 31, 2012 and September 30, 2012 were $358.8 million and $281.3 million, respectively.  The weighted-average interest rate on outstanding borrowings under the credit facilities was 2.62% and 2.68% at December 31, 2012 and 2011, respectively.

The Company has entered into the following interest rate swaps:

Effective Date	Amount	Fixed Interest Rate	Interest Rate Spread at December 31, 2012	Maturity Date
May 2011	$25,000	1.37%	1.25%	May 2014
October 2011	25,000	1.67%	1.25%	October 2015
November 2011	25,000	2.13%	1.25%	November 2014
March 2012	25,000	2.44%	1.25%	March 2015
June 2012	40,000	1.88%	1.25%	June 2022
August 2012	35,000	1.74%	1.25%	June 2022
September 2012	25,000	3.03%	1.25%	December 2015
September 2012	25,000	1.24%	1.25%	March 2017
November 2012	25,000	1.33%	1.25%	November 2015

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

The fair value of the interest rate swaps reflected an unrealized loss of $8.1 million ($4.9 million after tax) at December 31, 2012 that is included in shareholders’ equity as part of accumulated other comprehensive income.  Assuming market rates remain constant with the rates at December 31, 2012, approximately $1.7 million of the $4.9 million loss included in accumulated other comprehensive income is expected to be recognized in earnings as interest expense over the next twelve months.

The Company, through its German subsidiary, Saueressig GmbH & Co. KG (“Saueressig”), has several loans with various European banks.  Outstanding borrowings under these loans totaled 3.1 million Euros ($4.1 million) and 8.2 million Euros ($10.5 million) at December 31, 2012 and September 30, 2012, respectively.  The weighted-average interest rate on outstanding borrowings of Saueressig at December 31, 2012 and 2011 was 3.93% and 6.05%, respectively.

The Company, through its German subsidiary, Wetzel GmbH (“Wetzel”), acquired in November 2012, has several loans with various European banks.  Outstanding borrowings under these loans totaled 9.0 million Euros ($11.9 million) at December 31, 2012.  The weighted-average interest rate on outstanding borrowings of Wetzel at December 31, 2012 was 6.99%.

The Company, through its wholly-owned subsidiary, Matthews International S.p.A., has several loans with various Italian banks.  Outstanding borrowings on these loans totaled 5.8 million Euros ($7.7 million) and 6.3 million Euros ($8.1 million) at December 31, 2012 and September 30, 2012, respectively.  Matthews International S.p.A. also has four lines of credit totaling 11.4 million Euros ($15.0 million) with the same Italian banks.  Outstanding borrowings on these lines were 4.4 million Euros ($5.8 million) and 3.4 million Euros ($4.3 million) at December 31, 2012 and September 30, 2012, respectively.  The weighted-average interest rate on outstanding Matthews International S.p.A. borrowings at December 31, 2012 and 2011 was 3.12% and 3.16%, respectively.

The Company has a stock repurchase program.  Under the current authorization, the Company’s Board of Directors has authorized the repurchase of a total of 2,500,000 shares of Matthews’ common stock under the program, of which 1,658,919 shares remain available for repurchase as of December 31, 2012.  The buy-back program is designed to increase shareholder value, enlarge the Company's holdings of its common stock, and add to earnings per share.  Repurchased shares may be retained in treasury, utilized for acquisitions, or reissued to employees or other purchasers, subject to the restrictions of the Company’s Restated Articles of Incorporation.

Consolidated working capital of the Company was $211.7 million at December 31, 2012, compared to $204.4 million at September 30, 2012.  Cash and cash equivalents were $53.6 million at December 31, 2012, compared to $58.3 million at September 30, 2012.  The Company's current ratio was 2.1 at December 31, 2012 and September 30, 2012.

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

At December 31, 2012, an accrual of approximately $5.7 million had been recorded for environmental remediation (of which $781,000 was classified in other current liabilities), representing management's best estimate of the probable and reasonably estimable costs of the Company's known remediation obligations.  The accrual, which reflects previously established reserves assumed with the acquisition of York and additional reserves recorded as a purchase accounting adjustment, does not consider the effects of inflation and anticipated expenditures are not discounted to their present value.  Changes in the accrued environmental remediation obligation from the prior fiscal year reflect payments charged against the accrual.

While final resolution of these contingencies could result in costs different than current accruals, management believes the ultimate outcome will not have a significant effect on the Company's consolidated results of operations or financial position.

ACQUISITIONS:

In December 2012, the Company acquired Pyramid Controls, Inc. and its affiliate, Pyramid Control Systems (collectively, “Pyramid”).  Pyramid is a provider of warehouse control systems and conveyor control solutions for distribution centers.  The acquisition is designed to expand Matthews' fulfillment products and services in the warehouse management market.   The initial purchase price for the transaction was approximately $24.5 million, plus potential additional consideration up to $3.7 million based on future operating results.

In November 2012, the Company completed the acquisition of Wetzel Holding AG, Wetzel GmbH and certain related affiliates (collectively “Wetzel”).  Wetzel is a leading European provider of pre-press services and gravure printing forms, with manufacturing operations in Germany and Poland.  Wetzel’s products and services are sold primary within Europe, and the acquisition is designed to expand Matthews' products and services in the global graphics imaging market.  The purchase price for Wetzel was approximately 42.3 million Euros ($54.3 million) on a cash-free, debt-free basis, plus potential additional consideration up to 2.2 million Euros ($2.8 million) based upon operating results.

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

The Company’s results for the first quarter of fiscal 2013 were impacted by several significant factors, including:
•	the Cemetery Products and Funeral Home Products segments reported higher sales for the quarter due mainly to increased unit volume of memorial products and caskets, respectively;
•	the Merchandising Solutions business continued to grow and generated improved operating margins;
•	recent acquisitions contributed to the Company’s growth for the quarter;

•	market conditions in Europe continued to impact several of our businesses, particularly the Graphics Imaging segment;
•	the accelerated initiative to resolve the remaining ERP implementation issues in our Cemetery Products segment; and
•	aggressive cost reduction programs in all of our businesses (these initiatives are ongoing and will result in additional unusual charges); and
•	several non-operating items (such as investment income and interest expense) affected the comparability of the Company’s year-over-year earnings per share.

Based on our first quarter results and current forecasts, excluding unusual costs, the Company is projecting growth in fiscal 2013 earnings per share over fiscal 2012.

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

A summary of the Company's significant accounting policies are included in the Notes to Consolidated Financial Statements and in the critical accounting policies in Management’s Discussion and Analysis included in the Company's Annual Report on Form 10-K for the year ended September 30, 2012.  Management believes that the application of these policies on a consistent basis enables the Company to provide useful and reliable financial information about the company's operating results and financial condition.

LONG-TERM CONTRACTUAL OBLIGATIONS AND COMMITMENTS:

The following table summarizes the Company’s contractual obligations at December 31, 2012, and the effect such obligations are expected to have on its liquidity and cash flows in future periods.

	Payments due in fiscal year:
		2013			After
	Total	Remainder	2014 to 2015	2016 to 2017	2017
Contractual Cash Obligations:	(Dollar amounts in thousands)
Revolving credit facilities	$358,823	$-	$-	$358,823	$-
Notes payable to banks	28,689	13,377	10,683	3,996	633
Short-term borrowings	5,772	5,772	-	-	-
Capital lease obligations	9,992	1,727	2,421	1,306	4,538
Non-cancelable operating leases	24,504	8,013	11,358	3,714	1,419

Total contractual cash obligations	$427,780	$28,889	$24,462	$367,839	$6,590

A significant portion of the loans included in the table above bear interest at variable rates.  At December 31, 2012, the weighted-average interest rate was 2.62% on the Company’s domestic Revolving Credit Facility, 3.93% on bank loans to its wholly-owned subsidiary, Saueressig, and 3.12% on bank loans to the Company’s wholly-owned subsidiary, Matthews International S.p.A.

Benefit payments under the Company’s principal retirement plan are made from plan assets, while benefit payments under the supplemental retirement plan and postretirement benefit plan are funded from the Company’s operating cash.  The Company is not required to make any significant contributions to its principal retirement plan in fiscal 2013.  During the three months ended December 31, 2012, contributions of $181,000 and $215,000 were made under the supplemental retirement plan and postretirement plan, respectively.  The Company currently anticipates contributing an additional $539,000 and $891,000 under the supplemental retirement plan and postretirement plan, respectively, for the remainder of fiscal 2013.

Unrecognized tax benefits are positions taken, or expected to be taken, on an income tax return that may result in additional payments to tax authorities.  If a tax authority agrees with the tax position taken, or expected to be taken, or the applicable statute of limitations expires, then additional payments will not be necessary.  As of December 31, 2012, the Company had unrecognized tax benefits, excluding penalties and interest, of approximately $3.1 million.  The timing of potential future payments related to the unrecognized tax benefits is not presently determinable. The Company believes that its current liquidity sources, combined with its operating cash flow and borrowing capacity, will be sufficient to meet its capital needs for the foreseeable future.

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

The fair value of the interest rate swaps reflected an unrealized loss of $8.1 million ($4.9 million after tax) at December 31, 2012 that is included in equity as part of accumulated other comprehensive income.  A decrease of 10% in market interest rates (e.g. a decrease from 5.0% to 4.5%) would result in an increase of approximately $913,000 in the fair value liability of the interest rate swaps.

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

Foreign Currency Exchange Rates - The Company is subject to changes in various foreign currency exchange rates, including the Euro, British Pound, Canadian Dollar, Australian Dollar, Swedish Krona, Chinese Yuan, Hong Kong Dollar, Polish Zloty, Turkish Lira and Vietnamese Dong in the conversion from local currencies to the U.S. dollar of the reported financial position and operating results of its non-U.S. based subsidiaries.  A strengthening of the U. S. dollar of 10% would have resulted in a decrease in reported sales of $8.2 million and a decrease in reported operating income of $455,000 for the three months ended December 31, 2012.

Actuarial Assumptions – The most significant actuarial assumptions affecting pension expense and pension obligations include the valuation of retirement plan assets, the discount rate and the estimated return on plan assets.  The estimated return on plan assets is currently based upon projections provided by the Company’s independent investment advisor, considering the investment policy of the plan and the plan’s asset allocation.  The fair value of plan assets and discount rate are “point-in-time” measures, and the recent volatility of the debt and equity markets makes estimating future changes in fair value of plan assets and discount rates more challenging.  The following table summarizes the impact on the September 30, 2012 actuarial valuations of changes in the primary assumptions affecting the Company’s principal retirement plan and supplemental retirement plan.

	Impact of Changes in Actuarial Assumptions
	Change in Discount Rate		Change in Expected Return		Change in Market Value of Assets
	+1%	-1%	+1%	-1%	+5%	-5%
	(Dollar amounts in thousands)
Increase (decrease) in net benefit cost	$ (2,747)	$ 3,339	$(1,056)	$1,056	$ (965)	$ 965

Increase (decrease) in projected benefit obligation	(24,551)	30,652	-	-	-	-

Increase (decrease) in funded status	24,551	(30,652)	-	-	5,438	(5,438)

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

Management, under the supervision and with the participation of our Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures in effect as of December 31, 2012. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2012, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that material information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, and that such information is recorded, summarized and properly reported within the appropriate time period, relating to the Company and its consolidated subsidiaries, required to be included in the Exchange Act reports, including this Quarterly Report on Form 10-Q.

There have been no changes in the Company’s internal controls over financial reporting that occurred during the fiscal quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2.                      Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Stock Repurchase Plan

The Company has a stock repurchase program.  The buy-back program is designed to increase shareholder value, enlarge the Company's holdings of its common stock, and add to earnings per share.  Repurchased shares may be retained in treasury, utilized for acquisitions, or reissued to employees or other purchasers, subject to the restrictions of the Company’s Restated Articles of Incorporation.  Under the current authorization, the Company's Board of Directors had authorized the repurchase of a total of 2,500,000 shares of Matthews’ common stock under the program, of which 1,658,919 shares remain available for repurchase as of December 31, 2012.

The following table shows the monthly fiscal 2013 stock repurchase activity:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced plan	Maximum number of shares that may yet be purchased under the plan

October 2012	123,000	$29.12	123,000	1,691,651
November 2012	31,732	28.91	31,732	1,659,919
December 2012	1,000	30.72	1,000	1,658,919
Total	155,732	$29.09	155,732

Item 4.  Mine Safety Disclosures

Not Applicable.

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit
	No.	Description

	31.1	Certification of Principal Executive Officer for Joseph C. Bartolacci
	31.2	Certification of Principal Financial Officer for Steven F. Nicola
	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Joseph C. Bartolacci
	32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Steven F. Nicola

(b)	Reports on Form 8-K

On November 16, 2012 Matthews filed a Current Report on Form 8-K under Item 2.02 in connection with a press release announcing its earnings for fiscal 2012.

On December 19, 2012 Matthews filed a Current Report on Form 8-K under Item 7.01 in connection with a press release announcing the Company’s acquisition of Pyramid Controls, Inc. and its affiliate Pyramid Control Systems.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATTHEWS INTERNATIONAL CORPORATION
(Registrant)

Date: February 4, 2013	/s/ Joseph C. Bartolacci
Joseph C. Bartolacci, President
and Chief Executive Officer

Date: February 4, 2013	/s/ Steven F. Nicola
Steven F. Nicola, Chief Financial Officer,
Secretary and Treasurer