Form 10-Q
period 2013-03-31
MATTHEWS INTERNATIONAL CORP
filed 2013-05-03
CIK 63296

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-Q

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Quarterly Period Ended March 31, 2013

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

As of April 30, 2013, shares of common stock outstanding were:

  Class A Common Stock 27,609,284 shares

PART I - FINANCIAL INFORMATION
MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollar amounts in thousands)

	March 31, 2013		September 30, 2012

ASSETS
Current assets:
Cash and cash equivalents		$51,528		$58,259
Accounts receivable, net		185,235		174,632
Inventories		137,440		130,690
Deferred income taxes		1,669		1,694
Other current assets		21,850		19,950

Total current assets		397,722		385,225

Investments		19,242		18,842
Property, plant and equipment: Cost	$385,844		$350,521
Less accumulated depreciation	(216,291)		(206,472)
		169,553		144,049
Deferred income taxes		32,978		32,647
Other assets		12,511		12,083
Goodwill		530,869		476,181
Other intangible assets, net		54,828		59,015

Total assets		$1,217,703		$1,128,042

LIABILITIES
Current liabilities:
Long-term debt, current maturities		$18,746		$21,566
Accounts payable		46,197		44,294
Accrued compensation		31,503		30,222
Accrued income taxes		7,896		7,632
Customer prepayments		16,193		15,883
Contingent consideration		11,873		13,298
Other current liabilities		47,841		47,978

Total current liabilities		180,249		180,873

Long-term debt		377,069		298,148
Accrued pension		85,656		78,563
Postretirement benefits		28,364		27,725
Deferred income taxes		19,160		18,624
Other liabilities		29,891		33,194
Total liabilities		720,389		637,127

Arrangement with noncontrolling interest		-		10,481

SHAREHOLDERS’ EQUITY
Shareholders' equity-Matthews:
Common stock	$36,334		$36,334
Additional paid-in capital	44,391		47,893
Retained earnings	749,040		727,176
Accumulated other comprehensive loss	(67,135)		(65,083)
Treasury stock, at cost	(268,975)		(268,499)
Total shareholders’ equity-Matthews		493,655		477,821
Noncontrolling interests		3,659		2,613
Total shareholders’ equity		497,314		480,434

Total liabilities and shareholders' equity		$1,217,703		$1,128,042

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2013	2012	2013	2012

Sales	$256,390	$225,545	$481,999	$442,758
Cost of sales	(161,524)	(140,838)	(307,159)	(280,056)

Gross profit	94,866	84,707	174,840	162,702

Selling and administrative expenses	(69,796)	(59,420)	(133,271)	(118,490)

Operating profit	25,070	25,287	41,569	44,212

Investment income	607	1,243	840	2,844
Interest expense	(3,051)	(2,727)	(6,298)	(5,284)
Other income (deductions), net	(1,067)	(638)	(2,172)	(1,153)

Income before income taxes	21,559	23,165	33,939	40,619

Income taxes	(7,504)	(7,973)	(11,881)	(14,007)

Net income	14,055	15,192	22,058	26,612

Net (income) loss attributable to noncontrolling interests	137	66	389	(69)

Net income attributable to Matthews shareholders	$14,192	$15,258	$22,447	$26,543

Earnings per share attributable to Matthews shareholders:
Basic	$0.51	$0.54	$0.81	$0.93

Diluted	$0.51	$0.54	$0.81	$0.93

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Dollar amounts in thousands)

	Three Months Ended March 31,
	Matthews		Noncontrolling Interest		Total
	2013	2012	2013	2012	2013	2012

Net income (loss):	$14,192	$15,258	$(137)	$(66)	$14,055	$15,192
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(13,543)	8,566	356	(101)	(13,187)	8,465
Pension plans and other postretirement benefits	1,074	1,022	-	-	1,074	1,022
Unrecognized gain (loss) on derivatives:
Net change from periodic revaluation	486	(341)	-	-	486	(341)
Net amount reclassified to earnings	626	447	-	-	626	447
Net change in unrecognized gain (loss)
on derivatives	1,112	106	-	-	1,112	106
Other comprehensive income (loss), net of tax	(11,357)	9,694	356	(101)	(11,001)	9,593
Comprehensive income (loss)	$2,835	$24,952	$219	$(167)	$3,054	$24,785

	Six Months Ended March 31,
	Matthews		Noncontrolling Interest		Total
	2013	2012	2013	2012	2013	2012

Net income (loss):	$22,447	$26,543	$(389)	$69	$22,058	$26,612
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(5,934)	3,202	55	(68)	(5,879)	3,134
Pension plans and other postretirement benefits	2,147	2,045	-	-	2,147	2,045
Unrecognized gain (loss) on derivatives:
Net change from periodic revaluation	497	(661)	-	-	497	(661)
Net amount reclassified to earnings	1,238	866	-	-	1,238	866
Net change in unrecognized gain (loss)
on derivatives	1,735	205	-	-	1,735	205
Other comprehensive income (loss), net of tax	(2,052)	5,452	55	(68)	(1,997)	5,384
Comprehensive income (loss)	$20,395	$31,995	$(334)	$1	$20,061	$31,996

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
for the six months ended March 31, 2013 and 2012 (Unaudited)
(Dollar amounts in thousands, except per share data)

	Shareholders’ Equity
				Accumulated
		Additional		Other		Non-
	Common	Paid-in	Retained	Comprehensive	Treasury	controlling
	Stock	Capital	Earnings	Income (Loss)	Stock	interests	Total
Balance, September 30, 2011	$36,334	$48,554	$681,658	$(58,658)	$(243,246)	$3,451	$468,093
Net income	-	-	26,543	-	-	69	26,612
Minimum pension liability	-	-	-	2,045	-	-	2,045
Translation adjustment	-	-	-	3,202	-	(68)	3,134
Fair value of derivatives	-	-	-	205	-	-	205
Total comprehensive income							31,996
Stock-based compensation	-	2,731	-	-	-	-	2,731
Purchase of 354,040 shares of treasury stock	-	-	-	-	(11,298)	-	(11,298)
Issuance of 183,765 shares of treasury stock	-	(5,421)	-	-	5,674	-	253
Dividends, $.18 per share	-	-	(5,093)	-	-	-	(5,093)
Distributions to noncontrolling interests	-	-	-	-	-	(170)	(170)
Balance, March 31, 2012	$36,334	$45,864	$703,108	$(53,206)	$(248,870)	$3,282	$486,512

	Shareholders’ Equity
				Accumulated
		Additional		Other		Non-
	Common	Paid-in	Retained	Comprehensive	Treasury	controlling
	Stock	Capital	Earnings	Income (Loss)	Stock	interests	Total
Balance, September 30, 2012	$36,334	$47,893	$727,176	$(65,083)	$(268,499)	$2,613	$480,434
Net income	-	-	22,447	-	-	(389)	22,058
Minimum pension liability	-	-	-	2,147	-	-	2,147
Translation adjustment	-	-	-	(5,934)	-	55	(5,879)
Fair value of derivatives	-	-	-	1,735	-	-	1,735
Total comprehensive income							20,061
Stock-based compensation	-	2,757	-	-	-	-	2,757
Purchase of 237,132 shares of treasury stock	-	-	-	-	(7,259)	-	(7,259)
Issuance of 213,648 shares of treasury stock	-	(6,259)	-	-	6,783	-	524
Dividends, $.20 per share	-	-	(5,563)	-	-	-	(5,563)
Arrangement with noncontrolling interests			4,980	-	-	1,653	6,633
Distributions to noncontrolling interests	-	-	-	-	-	(273)	(273)
Balance, March 31, 2013	$36,334	$44,391	$749,040	$(67,135)	$(268,975)	$3,659	$497,314

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollar amounts in thousands, except per share data)

	Six Months Ended
	March 31,
	2013	2012

Cash flows from operating activities:
Net income	$22,058	$26,612
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,314	14,532
Stock-based compensation expense	2,757	2,731
Gain on sale of assets	(1,110)	(4,511)
Change in deferred taxes	(787)	(1,349)
Changes in working capital items	(10,554)	(17,305)
(Increase) decrease in other assets	(95)	1,528
Decrease in other liabilities	(2,785)	(2,318)
Increase in pension and postretirement benefits	6,642	6,266

Net cash provided by operating activities	33,440	26,186

Cash flows from investing activities:
Capital expenditures	(10,947)	(15,921)
Proceeds from sale of assets	221	357
Acquisitions, net of cash acquired	(63,769)	(1,388)
Purchases of investments	-	(950)

Net cash used in investing activities	(74,495)	(17,902)

Cash flows from financing activities:
Proceeds from long-term debt	113,569	7,984
Payments on long-term debt	(54,055)	(7,667)
Payments of contingent consideration	(9,542)	-
Proceeds from the sale of treasury stock	524	268
Purchases of treasury stock	(7,259)	(11,298)
Dividends	(5,563)	(5,093)
Distributions to noncontrolling interests	(273)	(170)

Net cash provided by (used in) financing activities	37,401	(15,976)

Effect of exchange rate changes on cash	(3,077)	701

Net change in cash and cash equivalents	$(6,731)	$(6,991)

Non-cash investing and financing activities:
Acquisition of equipment under capital lease	$-	$420

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2013
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

The Company has manufacturing and marketing facilities in the United States, Mexico, Canada, Europe, Australia and Asia.

Note 2.   Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information for commercial and industrial companies and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the six months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2013. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2012.  The consolidated financial statements include all domestic and foreign subsidiaries in which the Company maintains an ownership interest and has operating control.  All intercompany accounts and transactions have been eliminated.

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

Level 2:                      Inputs other than quoted prices included within level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3:                      Unobservable inputs for the asset or liability.

The fair values of the Company’s assets and liabilities measured on a recurring basis are categorized as follows:

	March 31, 2013				September 30, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Trading securities	$16,715	-	-	$16,715	$16,265	-	-	$16,265
Total assets at fair value	$16,715	-	-	$16,715	$16,265	-	-	$16,265

Liabilities:
Derivatives (1)	-	$6,289	-	$6,289	-	$9,133	-	$9,133
Total liabilities at fair value	-	$6,289	-	$6,289	-	$9,133	-	$9,133

(1) Interest rate swaps are valued based on observable market swap rates.

Note 4.   Inventories

Inventories consisted of the following:

	March 31, 2013	September 30, 2012

Raw Materials	$43,550	$41,003
Work in process	27,408	22,772
Finished goods	66,482	66,915
	$137,440	$130,690

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

The Revolving Credit Facility requires the Company to maintain certain leverage and interest coverage ratios.  A portion of the facility (not to exceed $25,000) is available for the issuance of trade and standby letters of credit. Outstanding borrowings on the Revolving Credit Facility at March 31, 2013 and September 30, 2012 were $325,000 and $281,323, respectively.  The weighted-average interest rate on outstanding borrowings on this facility at March 31, 2013 and 2012 was 2.98% and 2.89%, respectively.

The Company has entered into the following interest rate swaps:

Effective Date	Amount	Fixed Interest Rate	Interest Rate Spread at March 31, 2013	Maturity Date
May 2011	$25,000	1.37%	1.50%	May 2014
October 2011	25,000	1.67%	1.50%	October 2015
November 2011	25,000	2.13%	1.50%	November 2014
March 2012	25,000	2.44%	1.50%	March 2015
June 2012	40,000	1.88%	1.50%	June 2022
August 2012	35,000	1.74%	1.50%	June 2022
September 2012	25,000	3.03%	1.50%	December 2015
September 2012	25,000	1.24%	1.50%	March 2017
November 2012	25,000	1.33%	1.50%	November 2015

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

The fair value of the interest rate swaps reflected an unrealized loss of $6,289 ($3,837 after tax) and $6,825 ($4,163 after tax) at March 31, 2013 and 2012, respectively, that is included in shareholders’ equity as part of accumulated other comprehensive loss (“AOCL”).  Assuming market rates remain constant with the rates at March 31, 2013, approximately $1,664 of the $3,837 loss included in AOCL is expected to be recognized in earnings as an adjustment to interest expense over the next twelve months.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 5.  Debt (continued)

At March 31, 2013 and September 30, 2012, the interest rate swap contracts were reflected as a liability on the balance sheets.  The following derivatives are designated as hedging instruments:

Liability Derivatives
Balance Sheet Location:	March 31, 2013	September 30, 2012
Current liabilities:
Other current liabilities	$2,727	$2,851
Long-term liabilities
Other liabilities	3,562	6,282
Total derivatives	$6,289	$9,133

The loss recognized on derivatives was as follows:

Location of
Derivatives in	Loss	Amount of		Amount of
Cash Flow	Recognized in	Loss Recognized		Loss Recognized
Hedging	Income on	in Income		in Income
Relationships	Derivative	on Derivatives		on Derivatives
		Three Months ended March 31,		Six Months ended March 31,
		2013	2012	2013	2012

Interest rate swaps	Interest expense	$(1,026)	$(733)	$(2,029)	$(1,420)

The Company recognized the following losses in AOCL:

Location of
Gain or
			(Loss)	Amount of Loss
			Reclassified	Reclassified from
	Amount of		From	AOCL into
Derivatives in	Gain or (Loss) Recognized in		AOCL into	Income
Cash Flow	AOCL on Derivatives		Income	(Effective Portion*)
Hedging Relationships	March 31, 2013	March 31, 2012	(Effective Portion*)	March 31, 2013	March 31, 2012

Interest rate swaps	$497	$(661)	Interest expense	$(1,238)	$(866)

*There is no ineffective portion or amount excluded from effectiveness testing.

In March 2013, the Company, through certain of its European subsidiaries, entered into a credit facility with a European bank.  The maximum amount of borrowing available under this facility was 25.0 million Euros ($32,000).  Outstanding borrowings under the credit facility totaled 25.0 million Euros ($32,000) at March 31, 2013. The weighted-average interest rate on outstanding borrowings under this facility at March 31, 2013 was 1.37%.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 5.  Debt (continued)

The Company, through its German subsidiary, Saueressig GmbH & Co. KG (“Saueressig”), has several loans with various European banks.  Outstanding borrowings under these loans totaled 2.9 million Euros ($3,719) and 8.2 million Euros ($10,514) at March 31, 2013 and September 30, 2012, respectively. The weighted-average interest rate on outstanding borrowings of Saueressig at March 31, 2013 and 2012 was 3.89% and 6.10%, respectively.

The Company, through its German subsidiary, Wetzel GmbH (“Wetzel”), acquired in November 2012, has several loans with various European banks.  Outstanding borrowings under these loans totaled 8.3 million Euros ($10,701) at March 31, 2013.  The weighted-average interest rate on outstanding borrowings of Wetzel at March 31, 2013 was 7.17%.

The Company, through its wholly-owned subsidiary, Matthews International S.p.A., has several loans with various Italian banks.  Outstanding borrowings on these loans totaled 5.3 million Euros ($6,767) and 6.3 million Euros ($8,080) at March 31, 2013 and September 30, 2012, respectively.  Matthews International S.p.A. also has four lines of credit totaling 11.4 million Euros ($14,574) with the same Italian banks.  Outstanding borrowings on these lines were 5.2 million Euros ($6,714) and 3.4 million Euros ($4,322) at March 31, 2013 and September 30, 2012, respectively.  The weighted-average interest rate on outstanding Matthews International S.p.A. borrowings at March 31, 2013 and 2012 was 3.16% and 3.15%, respectively.

As of March 31, 2013 and September 30, 2012 the fair value of the Company’s long-term debt, including current maturities, approximated the carrying value included in the Condensed Consolidated Balance Sheet.

Note 6.   Share-Based Payments

The Company maintains an equity incentive plan (the “2007 Equity Incentive Plan”) that provides for the grants of stock options, restricted shares, stock-based performance units and certain other types of stock-based awards.  The Company also maintains a stock incentive plan (the “1992 Incentive Stock Plan”) that previously provided for grants of stock options, restricted shares and certain other types of stock-based awards.  In February 2013, the Company’s shareholders approved the adoption of a new plan, the 2012 Equity Incentive Plan (“the 2012 Plan”), that provides for the grants of stock options, restricted shares, stock-based performance units and certain other types of stock-based awards.  Under the 2012 Plan, which has a ten-year term, the maximum number of shares available for grants or awards is an aggregate of 2,500,000.  There will be no further grants under the 2007 Equity Incentive Plan or the 1992 Incentive Stock Plan.  At March 31, 2013, there were 2,500,000 shares reserved for future issuance under the 2012 Equity Incentive Plan. All plans are administered by the Compensation Committee of the Board of Directors.

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

For the three-month periods ended March 31, 2013 and 2012, total stock-based compensation cost totaled $1,378 and $1,319, respectively.  For the six-month periods ended March 31, 2013 and 2012, total stock-based compensation cost totaled $2,757 and $2,731, respectively.  The associated future income tax benefit recognized was $537 and $514 for the three-month periods ended March 31, 2013 and 2012, respectively, and $1,075 and $1,065 for the six-month periods ended March 31, 2013 and 2012, respectively.

For the three-month periods ended March 31, 2013 and 2012, the amount of cash received from the exercise of stock options was $48 and $237, respectively. For the six-month periods ended March 31, 2013 and 2012, the amount of cash received from the exercise of stock options was $523 and $265, respectively. In connection with these exercises, the tax benefits realized by the Company were $3 and $19 for the three-month periods ended March 31, 2013 and 2012, respectively, and $66 and $22 for the six-month periods ended March 31, 2013 and 2012, respectively.

The transactions for restricted stock for the six months ended March 31, 2013 were as follows:

		Weighted-
		average
		grant-date
	Shares	fair value
Non-vested at September 30, 2012	551,389	$32.56
Granted	236,500	25.22
Vested	(73,710)	37.31
Expired or forfeited	(42,956)	30.82
Non-vested at March 31, 2013	671,223	29.57

As of March 31, 2013, the total unrecognized compensation cost related to unvested restricted stock was $6,484 and is expected to be recognized over a weighted average period of 1.8 years.

The transactions for shares under options for the six months ended March 31, 2013 were as follows:

			Weighted-
		Weighted-	average	Aggregate
		average	remaining	intrinsic
	Shares	exercise price	contractual term	value
Outstanding, September 30, 2012	840,282	$37.15
Granted	-	-
Exercised	(23,141)	22.59
Expired or forfeited	(47,683)	37.09
Outstanding, March 31, 2013	769,458	37.60	2.6	$ -
Exercisable, March 31, 2013	433,220	36.69	2.4	$ -

No shares were earned during the three-month and six-month periods ended March 31, 2013 and 2012, respectively.  The intrinsic value of options (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during the six-month periods ended March 31, 2013 and 2012 was $190 and $57, respectively.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 6.   Share-Based Payments (continued)

The transactions for non-vested options for the six months ended March 31, 2013 were as follows:

		Weighted-average
		grant-date
Non-vested shares	Shares	fair value
Non-vested at September 30, 2012	355,872	$11.35
Granted	-	-
Vested	-	-
Expired or forfeited	(19,634)	12.16
Non-vested at March 31, 2013	336,238	11.30

The fair value of each restricted stock grant is estimated on the date of grant using a binomial lattice valuation model.  The following table indicates the assumptions used in estimating fair value of restricted stock for the periods ended March 31, 2013 and 2012.

	Six Months Ended March 31,
	2013	2012
Expected volatility	29.5%	30.4%
Dividend yield	1.2%	1.0%
Average risk free interest rate	0.6%	0.9%
Average expected term (years)	2.0	2.0

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

Under the Company’s Director Fee Plan, directors (except for the Chairman of the Board) who are not also officers of the Company each receive, as an annual retainer fee, either cash or shares of the Company's Class A Common Stock equivalent to $60.  The equivalent amount paid to a non-employee Chairman of the Board is $130. Where the annual retainer fee is provided in shares, each director may elect to be paid these shares on a current basis or have such shares credited to a deferred stock account as phantom stock, with such shares to be paid to the director subsequent to leaving the Board.  The value of deferred shares is recorded in other liabilities.  A total of 17,005 shares had been deferred under the Director Fee Plan at March 31, 2013.  Additionally, directors who are not also officers of the Company each receive an annual stock-based grant (non-statutory stock options, stock appreciation rights and/or restricted shares) with a value of $100.  A total of 22,300 stock options have been granted under the plan.  At March 31, 2013, 11,800 options were outstanding and vested. Additionally, 103,150 shares of restricted stock have been granted under the plan, 38,227 of which were unvested at March 31, 2013.  A total of 300,000 shares have been authorized to be issued under the Director Fee Plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 7.   Earnings Per Share Attributable to Matthews’ Shareholders

The information used to compute earnings per share attributable to Matthews’ common shareholders was as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Net income attributable to Matthews shareholders	$14,192	$15,258	$22,447	$26,543
Less: dividends and undistributed earnings allocated to participating securities	145	224	251	436
Net income available to Matthews shareholders	$14,047	$15,034	$22,196	$26,107

Weighted-average shares outstanding (in thousands):
Basic shares	27,369	27,926	27,312	27,933
Effect of dilutive securities	143	42	99	80
Diluted shares	27,512	27,968	27,411	28,013

Options to purchase 730,642 and 749,667 shares of common stock were not included in the computation of diluted earnings per share for the three months and six months ended March 31, 2013, respectively, because the inclusion of these options would be anti-dilutive.  Options to purchase 786,292 and 786,667 shares of common stock were not included in the computation of diluted earnings per share for the three months and six months ended March 31, 2012, respectively, because the inclusion of these options would be anti-dilutive.

Note 8.   Pension and Other Postretirement Benefit Plans

The Company provides defined benefit pension and other postretirement plans to certain employees. Net periodic pension and other postretirement benefit cost for the plans included the following:

	Three months ended March 31,
	Pension		Other Postretirement
	2013	2012	2013	2012

Service cost	$1,685	$1,424	$199	$182
Interest cost	1,913	1,950	282	321
Expected return on plan assets	(2,243)	(1,953)	-	-
Amortization:
Prior service cost	(52)	(11)	(68)	(113)
Net actuarial loss	1,806	1,680	110	134

Net benefit cost	$3,109	$3,090	$523	$524

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 8.   Pension and Other Postretirement Benefit Plans (continued)

	Six months ended March 31,
	Pension		Other Postretirement
	2013	2012	2013	2012

Service cost	$3,370	$2,848	$398	$364
Interest cost	3,826	3,900	564	642
Expected return on plan assets	(4,486)	(3,906)	-	-
Amortization:
Prior service cost	(104)	(22)	(136)	(226)
Net actuarial loss	3,612	3,360	220	268

Net benefit cost	$6,218	$6,180	$1,046	$1,048

Benefit payments under the Company’s principal retirement plan are made from plan assets, while benefit payments under the postretirement benefit plan are made from the Company’s operating funds.  Under IRS regulations, the Company is not required to make any significant contributions to its principal retirement plan in fiscal year 2013.

Contributions made and anticipated for fiscal year 2013 are as follows:

Contributions	Pension	Other Postretirement

Contributions during the six months ended March 31, 2013:
Supplemental retirement plan	$362	$-
Other postretirement plan	-	441

Additional contributions expected in fiscal 2013:
Supplemental retirement plan	358	-
Other postretirement plan	-	665

Note 9.   Income Taxes

Income tax provisions for the Company’s interim periods are based on the effective income tax rate expected to be applicable for the full year. The Company's effective tax rate for the six months ended March 31, 2013 was 35.0%, compared to 34.5% for the first half of fiscal 2012. The difference between the Company's effective tax rate and the Federal statutory rate of 35.0% primarily reflected the impact of state taxes, offset by lower foreign income taxes.

The Company had unrecognized tax benefits (excluding penalties and interest) of $3,074 and $2,708 on March 31, 2013 and September 30, 2012, respectively, all of which, if recorded, would impact the 2013 annual effective tax rate.  It is reasonably possible that $36 of the unrecognized tax benefits could be recognized in the next 12 months primarily due to tax examinations and the expiration of statutes related to specific tax positions.

The Company classifies interest and penalties on tax uncertainties as a component of the provision for income taxes. The Company included $187 in interest and penalties in the provision for income taxes for the first six months of fiscal 2013. Total penalties and interest accrued were $2,058 and $1,871 at March 31, 2013 and September 30, 2012, respectively.  These accruals may potentially be applicable in the event of an unfavorable outcome of uncertain tax positions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 9.   Income Taxes (continued)

The Company is currently under examination in several tax jurisdictions and remains subject to examination until the statute of limitations expires for those tax jurisdictions.  As of March 31, 2013, the tax years that remain subject to examination by major jurisdiction generally are:

United States – Federal	2010 and forward
United States – State	2009 and forward
Canada	2008 and forward
Europe	2004 and forward
United Kingdom	2010 and forward
Australia	2009 and forward
Asia	2005 and forward

Note 10.   Segment Information

The Company's products and operations consist of two principal businesses that are comprised of three operating segments each, as described under Nature of Operations (Note 1):  Memorialization (Cemetery Products, Funeral Home Products, Cremation) and Brand Solutions (Graphics Imaging, Marking and Fulfillment Systems, Merchandising Solutions).  Management evaluates segment performance based on operating profit (before income taxes) and does not allocate non-operating items such as investment income, interest expense, other income (deductions), net and minority interests.

Information about the Company's segments follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Sales to external customers:
Memorialization:
Cemetery Products	$55,690	$53,575	$108,514	$98,725
Funeral Home Products	67,996	61,767	128,753	120,338
Cremation	12,320	11,098	23,422	20,532
	136,006	126,440	260,689	239,595
Brand Solutions:
Graphics Imaging	78,519	64,839	140,954	135,282
Marking and Fulfillment Systems	22,350	17,756	40,265	34,139
Merchandising Solutions	19,515	16,510	40,091	33,742
	120,384	99,105	221,310	203,163

	$256,390	$225,545	$481,999	$442,758

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 10.   Segment Information (continued)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Operating profit:
Memorialization:
Cemetery Products	$5,851	$10,165	$12,223	$14,700
Funeral Home Products	9,751	7,327	17,444	13,815
Cremation	997	1,232	1,472	1,989
	16,599	18,724	31,139	30,504
Brand Solutions:
Graphics Imaging	5,510	3,731	5,802	8,712
Marking and Fulfillment Systems	2,407	2,045	2,783	3,413
Merchandising Solutions	554	787	1,845	1,583
	8,471	6,563	10,430	13,708

	$25,070	$25,287	$41,569	$44,212

Note 11.   Acquisitions

In March 2013, the Company completed the purchase of the remaining 38.5% interest in Kroma Pre-Press Preparation Systems Industry & Trade, Inc. (“Kroma”), completing the option arrangement in connection with the July 2011 acquisition of a 61.5% interest in Kroma.

In March 2013, the Company completed the purchase of the remaining 20% interest in Furnace Construction Cremators Limited (“FCC”).  The Company had acquired an 80% interest in FCC in March 2010.

In December 2012, the Company acquired Pyramid Controls, Inc. and its affiliate, Pyramid Control Systems (collectively, “Pyramid”).  Pyramid is a provider of warehouse control systems and conveyor control solutions for distribution centers.  The acquisition is designed to expand Matthews' fulfillment products and services in the warehouse management market.   The initial purchase price for the transaction was $24,532, plus potential additional consideration up to $3,700 based on future operating results.

In November 2012, the Company completed the acquisition of Wetzel Holding AG, Wetzel GmbH and certain related affiliates (collectively “Wetzel”).  Wetzel is a leading European provider of pre-press services and gravure printing forms, with manufacturing operations in Germany and Poland.  Wetzel’s products and services are sold primary within Europe, and the acquisition is designed to expand Matthews' products and services in the global graphics imaging market.  The purchase price for Wetzel was 42.6 million Euros ($54,748) on a cash-free, debt-free basis.

The allocation of purchase price for the Wetzel and Pyramid acquisitions are preliminary.  The Company has allocated the additional purchase price to goodwill.  Adjustments are expected to other intangibles and property, plant and equipment once the valuations are finalized.

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

A summary of the carrying amount of goodwill attributable to each segment as well as the changes in such amounts are as follows:

	Cemetery	Funeral Home		Graphics	Marking and Fulfillment	Merchandising
	Products	Products	Cremation	Imaging	Products	Solutions	Consolidated

Goodwill	$97,783	$162,876	$17,558	$167,262	$30,816	$9,138	$485,433
Accumulated impairment losses	(412)	-	(5,000)	(3,840)	-	-	(9,252)
Balance at September 30, 2012	97,371	162,876	12,558	163,422	30,816	9,138	476,181

Additions during period	914	199	269	30,303	24,961	-	56,646
Translation and other adjustments	(97)	-	(242)	(1,675)	56	-	(1,958)
Goodwill	98,600	163,075	17,585	195,890	55,833	9,138	540,121
Accumulated impairment losses	(412)	-	(5,000)	(3,840)	-	-	(9,252)
Balance at March 31, 2013	$98,188	$163,075	$12,585	$192,050	$55,833	$9,138	$530,869

The addition to Graphics Imaging goodwill reflects the acquisition of Wetzel; the addition to Marking and Fulfillment Systems goodwill reflects the acquisition of Pyramid; the addition to Cemetery Products goodwill reflects the acquisition of a small bronze manufacturer in Europe; the addition to Cremation goodwill reflects the acquisition of the remaining 20% interest in FCC; and the addition to Funeral Home Products primarily represents the effect of an adjustment to the purchase price for a small casket distributor.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 12.   Goodwill and Other Intangible Assets (continued)

The following tables summarize the carrying amounts and related accumulated amortization for intangible assets as of March 31, 2013 and September 30, 2012, respectively.

	Carrying	Accumulated	Impairment
	Amount	Amortization	Loss	Net
March 31, 2013:
Trade names	$24,119	$- *	$(1,520)	$22,599
Trade names	2,174	(1,775)	-	399
Customer relationships	47,499	(16,893)	-	30,606
Copyrights/patents/other	9,772	(8,548)	-	1,224
	$83,564	$(27,216)	$(1,520)	$54,828

September 30, 2012:
Trade names	$24,488	$- *	$-	$24,488
Trade names	2,182	(1,571)	-	611
Customer relationships	47,654	(15,689)	-	31,965
Copyrights/patents/other	9,920	(7,969)	-	1,951
	$84,244	$(25,229)	$-	$59,015
* Not subject to amortization

The net change in intangible assets during the six months ended March 31, 2013 included the impact of an impairment loss in the Graphic Imaging segment, foreign currency fluctuations during the period, and additional amortization.

Amortization expense on intangible assets was $943 and $1,004 for the three-month periods ended March 31, 2013 and 2012, respectively.  For the six-month periods ended March 31, 2013 and 2012, amortization expense was $1,886 and $2,009, respectively. Amortization expense is estimated to be $1,805 for the remainder of 2013, $3,316 in 2014, $3,058 in 2015, $2,768 in 2016 and $2,568 in 2017.

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

Results of Operations:

The following table sets forth sales and operating profit for the Company’s Memorialization and Brand Solutions businesses for the periods indicated.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Sales:
Memorialization	$136,006	$126,440	$260,689	$239,595
Brand Solutions	120,384	99,105	221,310	203,163
	$256,390	$225,545	$481,999	$442,758

Operating Profit:
Memorialization	$16,599	$18,724	$31,139	$30,504
Brand Solutions	8,471	6,563	10,430	13,708
	$25,070	$25,287	$41,569	$44,212

Sales for the six months ended March 31, 2013 were $482.0 million, compared to $442.8 million for the six months ended March 31, 2012.  Higher sales were reported in each of the Company’s segments, reflecting volume growth in several of the Company’s segments and the impact of recent acquisitions.

In the Memorialization businesses, Cemetery Products segment sales for the first six months of fiscal 2013 were $108.5 million compared to $98.7 million for the first six months of fiscal 2012.  The increase resulted primarily from the acquisition of Everlasting Granite in May 2012. Sales for the Funeral Home Products segment were $128.8 million for the first six months of fiscal 2013 compared to $120.3 million for the same period in fiscal 2012.  The increase resulted principally from higher unit volume to funeral homes and an improvement in price realization. Sales for the Cremation segment were $23.4 million for the first half of fiscal 2013 compared to $20.5 million for the same period a year ago. The increase principally reflected higher equipment sales in all of the segment’s principal markets and the benefit of a small acquisition completed in fiscal 2012.

In the Brand Solutions businesses, sales for the Graphics Imaging segment in the first six months of fiscal 2013 were $141.0 million, compared to $135.3 million for the same period a year ago.  The increase resulted principally from the acquisition of Wetzel Holding AG and certain of its subsidiaries (collectively “Wetzel”) in late November 2012, partially offset by lower sales volume in the segment’s principal markets, particularly Europe, and the unfavorable impact of changes in foreign currency values against the U.S. dollar.  Marking and Fulfillment Systems segment sales for the six months ended March 31, 2013 were $40.3 million, compared to $34.1 million for the first six months of fiscal 2012.  The increase resulted principally from the acquisition of Pyramid Controls, Inc. (“Pyramid”) in December 2012 and higher sales in the U.S. market.  Sales for the Merchandising Solutions segment were $40.1 million for the first half of fiscal 2013, compared to $33.7 million for the same period a year ago.  The increase principally reflected higher sales volume.

Consolidated gross profit for the six months ended March 31, 2013 was $174.8 million, compared to $162.7 million for the six months ended March 31, 2012.  Consolidated gross profit as a percent of sales for the first half of fiscal 2013 decreased to 36.3% from 36.7% for the first half of fiscal 2012.  The increase in consolidated gross profit primarily reflected higher sales.  The decrease in consolidated gross profit as a percentage of sales primarily reflected lower margins in the Cemetery Products and Graphics Imaging segments.

Selling and administrative expenses for the six months ended March 31, 2013 were $133.3 million, compared to $118.5 million for the first half of fiscal 2012.  Consolidated selling and administrative expenses as a percent of sales were 27.6% for the six months ended March 31, 2013, compared to 26.8% for the same period last year.  The increase in selling and administrative expenses was primarily attributable to higher sales and the impact of unusual charges in fiscal 2013, compared to fiscal 2012.

Operating profit for the six months ended March 31, 2013 was $41.6 million, compared to $44.2 million for the six months ended March 31, 2012.  Unusual charges were a significant factor in the decrease in fiscal 2013 operating profit compared to fiscal 2012.  Unusual items totaled $5.7 million for the current period, primarily reflecting the cost of the Company’s strategic initiatives, acquisition-related activities and an impairment of a trade name.  Unusual charges last year primarily reflected ERP implementation and acquisition costs.  Cemetery Products segment operating profit for the six months ended March 31, 2013 was $12.2 million, compared to $14.7 million for the first half of fiscal 2012.  The decrease primarily reflected unusual charges of approximately $3.0 million associated with the Company’s strategic initiatives, including the segment’s ERP implementation.  In addition, fiscal 2012 included a favorable settlement on a claim related to the Company’s granite business.  Funeral Home Products segment operating profit was $17.4 million for the first six months of fiscal 2013, compared to $13.8 million for the same period in fiscal 2012.  The increase primarily reflected the impact of higher sales and the benefit of improved production and distribution efficiencies.  Cremation segment operating profit for the first half of fiscal 2013 was $1.5 million, compared to $2.0 million for the same period in the prior year.  The decrease principally reflected lower margins on several European-based projects, higher material costs in the U.K., compliance costs in connection with new regulations in Italy and charges in connection with strategic reduction initiatives.  Graphics Imaging segment operating profit for the six months ended March 31, 2013 was $5.8 million, compared to $8.7 million for the same period in fiscal 2012.  The decrease resulted mainly from lower sales (excluding the Wetzel acquisition) and the unfavorable impact of unusual items of approximately $1.2 million.   The segment’s unusual items included charges related to acquisition activities and strategic initiatives, and an impairment charge related to the carrying value of an intangible asset.  These charges were partially offset by a gain on the final settlement of the purchase of the remaining ownership interest in one of the Company’s subsidiaries.  Operating profit for the Marking and Fulfillment Systems segment for the first half of fiscal 2013 was $2.8 million, compared to $3.4 million for the same period a year ago.  The decrease primarily resulted from an unfavorable change in product mix and charges related to strategic initiatives.  Merchandising Solutions segment operating profit was $1.8 million for the first six months of fiscal 2013, compared to $1.6 million for the same period in fiscal 2012, primarily reflecting higher sales.

Investment income was $840,000 for the six months ended March 31, 2013, compared to $2.8 million for the six months ended March 31, 2012.  The decrease reflected lower rates of return on investments held in trust for certain of the Company’s benefit plans.  Interest expense was approximately $6.3 million for the first six months of fiscal 2013, compared to $5.3 million for the first six months of fiscal 2012. The increase primarily reflected higher debt levels compared to a year ago.  Other income (deductions), net for the six months ended March 31, 2013 represented a decrease in pre-tax income of $2.2 million, compared to $1.2 million for the same period last year.  Other income and deductions generally include banking-related fees and the impact of currency gains and losses on certain intercompany debt.

The Company's effective tax rate for the six months ended March 31, 2013 was 35.0%, compared to 34.5% for the first half of fiscal 2012 and 34.2% for the fiscal 2012 full year.  The fiscal 2012 full year effective tax rate included the favorable impact of adjustments totaling $528,000 in income tax expense, primarily related to changes in the estimated tax accruals for open tax periods.  Excluding those adjustments, the Company’s effective tax rate for fiscal 2012 was 34.8%.  The increase in the effective tax rate for the first six months of fiscal 2013 primarily reflected the impact of a higher level of earnings generated in the U.S.  The difference between the Company's effective tax rate and the Federal statutory rate of 35.0% primarily reflected the impact of state taxes, offset by lower foreign income taxes.

Net earnings attributable to noncontrolling interests was a loss of $389,000 in the first half of fiscal 2013, compared to net income of $69,000 for the same period a year ago.  The decrease related principally to net losses recorded by the Company’s Italian cremation operation and Turkish graphics business in fiscal 2013.

Goodwill and Other Intangible Assets:

Goodwill related to business combinations is not amortized, but is subject to annual review for impairment.  In general, when the carrying value of a reporting unit exceeds its implied fair value, an impairment loss must be recognized.  For purposes of testing for impairment, the Company uses a discounted cash flow technique.  The Company performed its annual impairment review in the second quarter of fiscal 2013 and determined that no additional adjustments to the carrying values of goodwill were necessary at March 31, 2013.  As discussed under “Results of Operations”, recent economic conditions in Europe have unfavorably impacted the operating results of the Graphics Imaging segment.  Consequently, the Graphics Imaging reporting unit’s implied fair value is approaching the unit’s carrying value.  If the segment’s operating results deteriorate further, an impairment charge could be required in future periods.

The Company also performed its annual impairment review of other intangible assets in the second quarter of fiscal 2013.  Based on this assessment, the Company recorded an impairment charge of approximately $1.6 million related to the carrying value of a trade name of one of its European Graphics businesses.  The impairment was determined based upon a comparison of the carrying value of the trade name to its implied fair market value.

Liquidity and Capital Resources:

Net cash provided by operating activities was $33.4 million for the six months ended March 31, 2013, compared to $26.2 million for the first six months of fiscal 2012. Operating cash flow for both periods reflected net income adjusted for depreciation, amortization, stock-based compensation expense and pension expense, partially offset by decreases in deferred taxes.   The increase in operating cash flows primarily reflected cash management related to the payment of current liabilities.

Cash used in investing activities was $74.5 million for the six months ended March 31, 2013, compared to $17.9 million for the six months ended March 31, 2012.  Investing activities for the first half of fiscal 2013 primarily reflected capital expenditures of $10.9 million and payments (net of cash acquired) of $63.8 million for acquisitions (primarily Wetzel and Pyramid).  Investing activities for the first half of fiscal 2012 primarily reflected capital expenditures of $15.9 million, payments (net of cash acquired) of $1.4 million for acquisitions, net purchases of investments of $950,000 and proceeds from sale of assets of $357,000.

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

Cash provided by financing activities for the six months ended March 31, 2013 was $37.4 million, primarily reflecting long-term debt proceeds, net of repayments, of $59.5 million, contingent consideration payments of $9.5 million in connection with acquisitions, treasury stock purchases of $7.3 million and dividends of $5.6 million to the Company's shareholders.  Cash used in financing activities for the first half of 2012 was $16.0 million, primarily reflecting treasury stock purchases of $11.3 million and dividends of $5.1 million to the Company’s shareholders.

The Company has a domestic Revolving Credit Facility with a syndicate of financial institutions.  The maximum amount of borrowings available under the facility is $400.0 million and borrowings under the facility bear interest at LIBOR plus a factor ranging from 1.00% to 1.50% based on the Company’s leverage ratio.  The facility’s maturity is March 2017.  The leverage ratio is defined as net indebtedness divided by EBITDA (earnings before interest, taxes, depreciation and amortization).  The Company is required to pay an annual commitment fee ranging from .20% to .30% (based on the Company’s leverage ratio) of the unused portion of the facility.  The Revolving Credit Facility requires the Company to maintain certain leverage and interest coverage ratios.  A portion of the facility (not to exceed $25.0 million) is available for the issuance of commercial and standby letters of credit.  Outstanding borrowings on the Revolving Credit Facility as of March 31, 2013 and September 30, 2012 were $325.0 million and $281.3 million, respectively.  The weighted-average interest rate on outstanding borrowings under this facility was 2.98% and 2.89% at March 31, 2013 and 2012, respectively.

The Company has entered into the following interest rate swaps:

Effective Date	Amount	Fixed Interest Rate	Interest Rate Spread at March 31, 2012	Maturity Date
May 2011	$25 million	1.37%	1.50%	May 2014
October 2011	25 million	1.67%	1.50%	October 2015
November 2011	25 million	2.13%	1.50%	November 2014
March 2012	25 million	2.44%	1.50%	March 2015
June 2012	40 million	1.88%	1.50%	June 2022
August 2012	35 million	1.74%	1.50%	June 2022
September 2012	25 million	3.03%	1.50%	December 2015
September 2012	25 million	1.24%	1.50%	March 2017
November 2012	25 million	1.33%	1.50%	November 2015

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

The fair value of the interest rate swaps reflected an unrealized loss of $6.3 million ($3.8 million after tax) at March 31, 2013 that is included in shareholders’ equity as part of accumulated other comprehensive loss (“AOCL”).  Assuming market rates remain constant with the rates at March 31, 2013, approximately $1.7 million of the $3.8 million loss included in AOCL is expected to be recognized in earnings as an adjustment to interest expense over the next twelve months.

In March 2013, the Company, through certain of its European subsidiaries, entered into a credit facility with a European bank.  The maximum amount of borrowings available under this facility was 25.0 million Euros ($32.0 million).  Outstanding borrowings under the credit facility totaled 25.0 million Euros ($32.0 million) at March 31, 2013.  The weighted-average interest rate on outstanding borrowings under this facility at March 31, 2013 was 1.37%.

The Company, through its German subsidiary, Saueressig GmbH & Co. KG (“Saueressig”), has several loans with various European banks.  Outstanding borrowings under these loans totaled 2.9 million Euros ($3.7 million) and 8.2 million Euros ($10.5 million) at March 31, 2013 and September 30, 2012, respectively. The weighted-average interest rate on outstanding borrowings of Saueressig at March 31, 2013 and 2012 was 3.89% and 6.10%, respectively.

The Company, through its German subsidiary, Wetzel, has several loans with various European banks.  Outstanding borrowings under these loans totaled 8.3 million Euros ($10.7 million) at March 31, 2013.  The weighted-average interest rate on outstanding borrowings of Wetzel at March 31, 2013 was 7.17%.

The Company, through its wholly-owned subsidiary, Matthews International S.p.A., has several loans with various Italian banks.  Outstanding borrowings on these loans totaled 5.3 million Euros ($6.8 million) and 6.3 million Euros ($8.1 million) at March 31, 2013 and September 30, 2012, respectively.  Matthews International S.p.A. also has four lines of credit totaling 11.4 million Euros ($14.6 million) with the same Italian banks.  Outstanding borrowings on these lines were 5.2 million Euros ($6.7 million) and 3.4 million Euros ($4.3 million) at March 31, 2013 and September 30, 2012, respectively.  The weighted-average interest rate on outstanding Matthews International S.p.A. borrowings at March 31, 2013 and 2012 was 3.16% and 3.15%, respectively.

The Company has a stock repurchase program.  Under the current authorization, the Company’s Board of Directors has authorized the repurchase of a total of 2,500,000 shares of Matthews’ common stock under the program, of which 1,577,519 shares remain available for repurchase as of March 31, 2013.  The buy-back program is designed to increase shareholder value, enlarge the Company's holdings of its common stock, and add to earnings per share.  Repurchased shares may be retained in treasury, utilized for acquisitions, or reissued to employees or other purchasers, subject to the restrictions of the Company’s Restated Articles of Incorporation.

Consolidated working capital of the Company was $217.5 million at March 31, 2013, compared to $204.4 million at September 30, 2012.  Cash and cash equivalents were $51.5 million at March 31, 2013, compared to $58.3 million at September 30, 2012. The Company's current ratio was 2.2 and 2.1 at March 31, 2013 and September 30, 2012, respectively.

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

At March 31, 2013, an accrual of approximately $5.9 million had been recorded for environmental remediation (of which $1.3 million was classified in other current liabilities), representing management's best estimate of the probable and reasonably estimable costs of the Company's known remediation obligations.  The accrual, which reflects previously established reserves assumed with the acquisition of York and additional reserves recorded as a purchase accounting adjustment, does not consider the effects of inflation and anticipated expenditures are not discounted to their present value.  Changes in the accrued environmental remediation obligation from the prior fiscal year reflect payments charged against the accrual.

While final resolution of these contingencies could result in costs different than current accruals, management believes the ultimate outcome will not have a significant effect on the Company's consolidated results of operations or financial position.

Acquisitions:

In March 2013, the Company completed the purchase of the remaining 38.5% interest in Kroma Pre-Press Preparation Systems Industry & Trade, Inc. (“Kroma”), completing the option arrangement in connection with the July 2011 acquisition of a 61.5% interest in Kroma.

In March 2013, the Company completed the purchase of the remaining 20% interest in Furnace Construction Cremators Limited (“FCC”).  The Company had acquired an 80% interest in FCC in March 2010.

In December 2012, the Company acquired Pyramid, a provider of warehouse control systems and conveyor control solutions for distribution centers.  The acquisition is designed to expand Matthews' fulfillment products and services in the warehouse management market.   The initial purchase price for the transaction was $24.5 million, plus potential additional consideration up to $3.7 million based on future operating results.

In November 2012, the Company completed the acquisition of Wetzel, a leading European provider of pre-press services and gravure printing forms, with manufacturing operations in Germany and Poland.  Wetzel’s products and services are sold primary within Europe, and the acquisition is designed to expand Matthews' products and services in the global graphics imaging market.  The purchase price for Wetzel was 42.6 million Euros ($54.7 million) on a cash-free, debt-free basis.

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

The Company’s results for the first six months of fiscal 2013 were impacted by several significant factors, including:
•	Funeral Home Products segment reported higher sales for the quarter due mainly to increased unit volume of caskets, and generated improved operating margins;
•	Merchandising Solutions business continued to grow;
•	recent acquisitions contributed to the Company’s growth for the second quarter;
•	market conditions in Europe continued to unfavorably impact several of our businesses, particularly the Graphics Imaging segment;
•	the Company accelerated initiatives to resolve the remaining ERP implementation issues in the Cemetery Products segment;
•	strategic initiatives are being implemented which are affecting all of the Company’s businesses (these initiatives are ongoing and will result in additional unusual charges); and
•	several non-operating items (such as investment income and interest expense) affected the comparability of the Company’s year-over-year earnings per share.

Based on the Company’s year-to-date operating results and current forecasts, excluding unusual costs, the Company is projecting growth in fiscal 2013 earnings per share over fiscal 2012.

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

LONG-TERM CONTRACTUAL OBLIGATIONS AND COMMITMENTS:

The following table summarizes the Company’s contractual obligations at March 31, 2013, and the effect such obligations are expected to have on its liquidity and cash flows in future periods.

	Payments due in fiscal year:
		2013			After
	Total	Remainder	2014 to 2015	2016 to 2017	2017
Contractual Cash Obligations:	(Dollar amounts in thousands)
Revolving credit facilities	$357,045	$-	$32,045	$325,000	$-
Notes payable to banks	23,759	7,988	11,035	4,295	441
Short-term borrowings	6,714	6,714	-	-	-
Capital lease obligations	9,740	1,074	2,783	1,345	4,538
Non-cancelable operating leases	22,019	5,656	11,335	3,638	1,390

Total contractual cash obligations	$419,277	$21,432	$57,198	$334,278	$6,369

A significant portion of the loans included in the table above bear interest at variable rates.  At March 31, 2013, the weighted-average interest rate was 2.98% on the Company’s domestic Revolving Credit Facility, 1.37% on the credit facility through the Company’s European subsidiaries 3.89% on bank loans to its wholly-owned subsidiary, Saueressig, and 3.16% on bank loans to the Company’s wholly-owned subsidiary, Matthews International S.p.A.

Benefit payments under the Company’s principal retirement plan are made from plan assets, while benefit payments under the supplemental retirement plan and postretirement benefit plan are funded from the Company’s operating cash.  The Company is not required to make any significant contributions to its principal retirement plan in fiscal 2013.  During the six months ended March 31, 2013, contributions of $362,000 and $441,000 were made under the supplemental retirement plan and postretirement plan, respectively.  The Company currently anticipates contributing an additional $358,000 and $665,000 under the supplemental retirement plan and postretirement plan, respectively, for the remainder of fiscal 2013.

Unrecognized tax benefits are positions taken, or expected to be taken, on an income tax return that may result in additional payments to tax authorities.  If a tax authority agrees with the tax position taken, or expected to be taken, or the applicable statute of limitations expires, then additional payments will not be necessary.  As of March 31, 2013, the Company had unrecognized tax benefits, excluding penalties and interest, of approximately $3.1 million.  The timing of potential future payments related to the unrecognized tax benefits is not presently determinable. The Company believes that its current liquidity sources, combined with its operating cash flow and borrowing capacity, will be sufficient to meet its capital needs for the foreseeable future.

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

The fair value of the interest rate swaps reflected an unrealized loss of $6.3 million ($3.8 million after tax) at March 31, 2013 that is included in equity as part of accumulated other comprehensive loss.  A decrease of 10% in market interest rates (e.g. a decrease from 5.0% to 4.5%) would result in an increase of approximately $703,000 in the fair value liability of the interest rate swaps.

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

Foreign Currency Exchange Rates - The Company is subject to changes in various foreign currency exchange rates, including the Euro, British Pound, Canadian Dollar, Australian Dollar, Swedish Krona, Chinese Yuan, Hong Kong Dollar, Polish Zloty, Turkish Lira, Brazilian Real and Vietnamese Dong in the conversion from local currencies to the U.S. dollar of the reported financial position and operating results of its non-U.S. based subsidiaries.  A strengthening of the U. S. dollar of 10% would have resulted in a decrease in reported sales of $15.5 million and a decrease in reported operating income of $1.5 million for the six months ended March 31, 2013.

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

	Impact of Changes in Actuarial Assumptions
	Change in Discount Rate		Change in Expected Return		Change in Market Value of Assets
	+1%	-1%	+1%	-1%	+5%	-5%
	(Dollar amounts in thousands)
Increase (decrease) in net benefit cost	$ (2,747)	$ 3,339	$ (1,056)	$ 1,056	$ (965)	$ 965

Increase (decrease) in projected benefit obligation	(24,551)	30,652	-	-	-	-

Increase (decrease) in funded status	24,551	(30,652)	-	-	5,438	(5,438)

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

Management, under the supervision and with the participation of our Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures in effect as of March 31, 2013. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2013, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that material information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, and that such information is recorded, summarized and properly reported within the appropriate time period, relating to the Company and its consolidated subsidiaries, required to be included in the Exchange Act reports, including this Quarterly Report on Form 10-Q.

There have been no changes in the Company’s internal controls over financial reporting that occurred during the fiscal quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2.                      Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Stock Repurchase Plan

The Company has a stock repurchase program.  The buy-back program is designed to increase shareholder value, enlarge the Company's holdings of its common stock, and add to earnings per share.  Repurchased shares may be retained in treasury, utilized for acquisitions, or reissued to employees or other purchasers, subject to the restrictions of the Company’s Restated Articles of Incorporation.  Under the current authorization, the Company's Board of Directors had authorized the repurchase of a total of 2,500,000 shares of Matthews’ common stock under the program, of which 1,577,519 shares remain available for repurchase as of March 31, 2013.

The following table shows the monthly fiscal 2013 stock repurchase activity:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced plan	Maximum number of shares that may yet be purchased under the plan

October 2012	123,000	$29.12	123,000	1,691,651
November 2012	31,732	28.91	31,732	1,659,919
December 2012	1,000	30.72	1,000	1,658,919
January 2013	-	-	-	1,658,919
February 2013	41,200	32.67	41,200	1,617,719
March 2013	40,200	34.41	40,200	1,577,519
Total	237,132	$30.61	237,132

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit
	No.	Description

	31.1	Certification of Principal Executive Officer for Joseph C. Bartolacci
	31.2	Certification of Principal Financial Officer for Steven F. Nicola
	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Joseph C. Bartolacci
	32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Steven F. Nicola

(b)	Reports on Form 8-K

On January 17, 2013, Matthews filed a Current Report on Form 8-K under Item 2.02 in connection with a press release announcing its earnings for the first fiscal quarter of 2013.

On February 26, 2013, Matthews filed a Current Report on Form 8-K under Item 5.07 reporting the results of the matters voted on at the Company’s Annual Meeting of Shareholders held on February 21, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATTHEWS INTERNATIONAL CORPORATION
(Registrant)

Date: May 3, 2013	/s/ Joseph C. Bartolacci
Joseph C. Bartolacci, President
and Chief Executive Officer

Date: May 3, 2013	/s/ Steven F. Nicola
Steven F. Nicola, Chief Financial Officer,
Secretary and Treasurer