Form 10-Q
period 2013-06-30
MATTHEWS INTERNATIONAL CORP
filed 2013-08-05
CIK 63296

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-Q

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For The Quarterly Period Ended June 30, 2013

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

As of July 31, 2013, shares of common stock outstanding were:

  Class A Common Stock 27,434,613 shares

PART I - FINANCIAL INFORMATION
MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollar amounts in thousands, except per share data)

	June 30, 2013		September 30, 2012

ASSETS
Current assets:
Cash and cash equivalents		$54,861		$58,259
Accounts receivable, net		183,437		174,632
Inventories		131,839		130,690
Deferred income taxes		1,648		1,694
Other current assets		20,399		19,950

Total current assets		392,184		385,225

Investments		19,709		18,842
Property, plant and equipment: Cost	$382,338		$350,521
Less accumulated depreciation	(214,807)		(206,472)
		167,531		144,049
Deferred income taxes		29,669		32,647
Other assets		15,375		12,083
Goodwill		532,926		476,181
Other intangible assets, net		53,166		59,015

Total assets		$1,210,560		$1,128,042

LIABILITIES
Current liabilities:
Long-term debt, current maturities		$17,520		$21,566
Accounts payable		41,644		44,294
Accrued compensation		36,985		30,222
Accrued income taxes		11,284		7,632
Customer prepayments		12,409		15,883
Contingent Consideration		8,559		13,298
Other current liabilities		48,854		47,978

Total current liabilities		177,255		180,873

Long-term debt		359,561		298,148
Accrued pension		87,028		78,563
Postretirement benefits		28,633		27,725
Deferred income taxes		19,431		18,624
Other liabilities		28,536		33,194
Total liabilities		700,444		637,127

Arrangement with noncontrolling interest		-		10,481

SHAREHOLDERS’ EQUITY
Shareholders' equity-Matthews:
Common stock	$36,334		$36,334
Additional paid-in capital	45,805		47,893
Retained earnings	764,294		727,176
Accumulated other comprehensive loss	(64,603)		(65,083)
Treasury stock, at cost	(274,831)		(268,499)
Total shareholders’ equity-Matthews		506,999		477,821
Noncontrolling interests		3,117		2,613
Total shareholders’ equity		510,116		480,434

Total liabilities and shareholders' equity		$1,210,560		$1,128,042

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Sales	$250,652	$227,478	$732,651	$670,236
Cost of sales	(159,261)	(139,769)	(466,420)	(419,825)

Gross profit	91,391	87,709	266,231	250,411

Selling and administrative expenses	(60,631)	(60,196)	(193,902)	(178,686)

Operating profit	30,760	27,513	72,329	71,725

Investment income	634	176	1,474	3,020
Interest expense	(3,486)	(2,881)	(9,784)	(8,165)
Other income (deductions), net	(986)	(602)	(3,158)	(1,755)

Income before income taxes	26,922	24,206	60,861	64,825

Income taxes	(9,024)	(7,821)	(20,905)	(21,828)

Net income	17,898	16,385	39,956	42,997
Net (income) loss attributable to noncontrolling interests	93	(60)	482	(129)

Net income attributable to Matthews shareholders	$17,991	$16,325	$40,438	$42,868

Earnings per share attributable to Matthews shareholders:
Basic	$0.65	$0.58	$1.47	$1.51

Diluted	$0.65	$0.58	$1.46	$1.51

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Dollar amounts in thousands)

	Three Months Ended June 30,
	Matthews		Noncontrolling Interest		Total
	2013	2012	2013	2012	2013	2012

Net income (loss):	$17,991	$16,325	$(93)	$60	$17,898	$16,385
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(1,653)	(11,441)	44	(33)	(1,609)	(11,474)
Pension plans and other postretirement benefits	1,073	1,023	-	-	1,073	1,023
Unrecognized gain (loss) on derivatives:
Net change from periodic revaluation	2,463	(1,407)	-	-	2,463	(1,407)
Net amount reclassified to earnings	649	542	-	-	649	542
Net change in unrecognized gain (loss)
on derivatives	3,112	(865)	-	-	3,112	(865)
Other comprehensive income (loss), net of tax	2,532	(11,283)	44	(33)	2,576	(11,316)
Comprehensive income (loss)	$20,523	$5,042	$(49)	$27	$20,474	$5,069

	Nine Months Ended June 30,
	Matthews		Noncontrolling Interest		Total
	2013	2012	2013	2012	2013	2012

Net income (loss):	$40,438	$42,868	$(482)	$129	$39,956	$42,997
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(7,587)	(8,239)	99	(101)	(7,488)	(8,340)
Pension plans and other postretirement benefits	3,220	3,068	-	-	3,220	3,068
Unrecognized gain (loss) on derivatives:
Net change from periodic revaluation	2,960	(2,068)	-	-	2,960	(2,068)
Net amount reclassified to earnings	1,887	1,408	-	-	1,887	1,408
Net change in unrecognized gain (loss)
on derivatives	4,847	(660)	-	-	4,847	(660)
Other comprehensive income (loss), net of tax	480	(5,831)	99	(101)	579	(5,932)
Comprehensive income (loss)	$40,918	$37,037	$(383)	$28	$40,535	$37,065

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
for the nine months ended June 30, 2013 and 2012 (Unaudited)
(Dollar amounts in thousands, except per share data)

	Shareholders’ Equity
				Accumulated
		Additional		Other		Non-
	Common	Paid-in	Retained	Comprehensive	Treasury	controlling
	Stock	Capital	Earnings	Income (Loss)	Stock	interests	Total
Balance, September 30, 2011	$36,334	$48,554	$681,658	$(58,658)	$(243,246)	$3,451	$468,093
Net income	-	-	42,868	-	-	129	42,997
Minimum pension liability	-	-	-	3,068	-	-	3,068
Translation adjustment	-	-	-	(8,239)	-	(101)	(8,340)
Fair value of derivatives	-	-	-	(660)	-	-	(660)
Total comprehensive income							37,065
Stock-based compensation	-	4,097	-	-	-	-	4,097
Purchase of 618,366 shares of treasury stock	-	-	-	-	(18,908)	-	(18,908)
Issuance of 184,806 shares of treasury stock	-	(6,149)	-	-	6,022	-	(127)
Dividends, $.27 per share	-	-	(7,597)	-	-	-	(7,597)
Distributions to noncontrolling interests	-	-	-	-	-	(170)	(170)
Balance, June 30, 2012	$36,334	$46,502	$716,929	$(64,489)	$(256,132)	$3,309	$482,453

	Shareholders’ Equity
				Accumulated
		Additional		Other		Non-
	Common	Paid-in	Retained	Comprehensive	Treasury	controlling
	Stock	Capital	Earnings	Income (Loss)	Stock	interests	Total
Balance, September 30, 2012	$36,334	$47,893	$727,176	$(65,083)	$(268,499)	$2,613	$480,434
Net income	-	-	40,438	-	-	(482)	39,956
Minimum pension liability	-	-	-	3,220	-	-	3,220
Translation adjustment	-	-	-	(7,587)	-	99	(7,488)
Fair value of derivatives	-	-	-	4,847	-	-	4,847
Total comprehensive income							40,535
Stock-based compensation	-	4,153	-	-	-	-	4,153
Purchase of 405,116 shares of treasury stock	-	-	-	-	(13,529)	-	(13,529)
Issuance of 250,472 shares of treasury stock	-	(6,241)	-	-	7,197	-	956
Dividends, $.30 per share	-	-	(8,300)	-	-	-	(8,300)
Arrangement with noncontrolling interests			4,980	-	-	1,653	6,633
Distributions to noncontrolling interests	-	-	-	-	-	(766)	(766)
Balance, June 30, 2013	$36,334	$45,805	$764,294	$(64,603)	$(274,831)	$3,117	$510,116

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollar amounts in thousands, except per share data)

	Nine Months Ended
	June 30,
	2013	2012

Cash flows from operating activities:
Net income	$39,956	$42,997
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,481	21,858
Stock-based compensation expense	4,153	4,097
Gain on sale of assets	(1,582)	(4,633)
Change in deferred taxes	137	(2,711)
Changes in working capital items	(5,827)	(15,749)
Decrease in other assets	370	3,586
Decrease in other liabilities	2,864	(2,575)
Increase in pension and postretirement benefits	10,043	9,479
Other, net	(3,657)	(1,088)

Net cash provided by operating activities	72,938	55,261

Cash flows from investing activities:
Capital expenditures	(17,268)	(24,641)
Proceeds from sale of assets	251	1,229
Acquisitions, net of cash acquired	(67,587)	(12,541)
Purchases of investments	-	(950)

Net cash used in investing activities	(84,604)	(36,903)

Cash flows from financing activities:
Proceeds from long-term debt	113,906	21,000
Payments on long-term debt	(74,122)	(19,051)
Payment on contingent consideration	(9,542)	-
Proceeds from the sale of treasury stock	956	267
Purchases of treasury stock	(13,529)	(18,908)
Dividends	(8,300)	(7,597)
Distributions to noncontrolling interests	(766)	(170)

Net cash provided by (used in) financing activities	8,603	(24,459)

Effect of exchange rate changes on cash	(335)	(869)

Net change in cash and cash equivalents	$(3,398)	$(6,970)

Non-cash investing and financing activities:
Acquisition of equipment under capital lease	$-	$420

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2013
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

The Company has manufacturing and marketing facilities in the United States, Mexico, Canada, Europe, Australia and Asia.

Note 2.   Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information for commercial and industrial companies and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the nine months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2013. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2012.  The consolidated financial statements include all domestic and foreign subsidiaries in which the Company maintains an ownership interest and has operating control.  All intercompany accounts and transactions have been eliminated.

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

A reclassification has been made in the Consolidated Statement of Cash Flows for the nine-month period ended June 30, 2012 to conform to the current period presentation.  The reclassification adjusted the effect of exchange rate changes on cash with a corresponding change in net cash flows from operating activities.

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

Level 2:                      Inputs other than quoted prices included within level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3:                      Unobservable inputs for the asset or liability.

The fair values of the Company’s assets and liabilities measured on a recurring basis are categorized as follows:

	June 30, 2013				September 30, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Derivatives (1)	-	$3,745	-	$3,745	-	-	-	-
Trading securities	$17,215	-	-	17,215	$16,265	-	-	$16,265
Total assets at fair value	$17,215	$3,745	-	$20,960	$16,265	-	-	$16,265

Liabilities:
Derivatives (1)	-	$4,932	-	$4,932	-	$9,133	-	$9,133
Total liabilities at fair value	-	$4,932	-	$4,932	-	$9,133	-	$9,133

(1) Interest rate swaps are valued based on observable market swap rates.

Note 4.   Inventories

Inventories consisted of the following:

	June 30, 2013	September 30, 2012

Raw materials	$40,898	$41,003
Work in process	25,804	22,772
Finished goods	65,137	66,915
	$131,839	$130,690

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 5.   Debt

The Company has a domestic Revolving Credit Facility with a syndicate of financial institutions.  In July 2013, the maximum amount of borrowings available under the facility was increased to $500,000 and borrowings under the new facility bear interest at LIBOR plus a factor ranging from .75% to 1.25% based on the Company’s leverage ratio.  The facility’s maturity is July 2018.  The leverage ratio is defined as net indebtedness divided by EBITDA (earnings before interest, taxes, depreciation and amortization).  The Company is required to pay an annual commitment fee ranging from .15% to .25% (based on the Company’s leverage ratio) of the unused portion of the facility.

The Revolving Credit Facility requires the Company to maintain certain leverage and interest coverage ratios.  A portion of the facility (not to exceed $30,000) is available for the issuance of trade and standby letters of credit. Outstanding borrowings on the Revolving Credit Facility at June 30, 2013 and September 30, 2012 were $307,500 and $281,323, respectively.  The weighted-average interest rate on outstanding borrowings on this facility at June 30, 2013 and 2012 was 3.05% and 3.15%, respectively.

The Company has entered into the following interest rate swaps:

Effective Date	Amount	Fixed Interest Rate	Interest Rate Spread at June 30, 2013	Maturity Date
May 2011	$25,000	1.37%	1.50%	May 2014
October 2011	25,000	1.67%	1.50%	October 2015
November 2011	25,000	2.13%	1.50%	November 2014
March 2012	25,000	2.44%	1.50%	March 2015
June 2012	40,000	1.88%	1.50%	June 2022
August 2012	35,000	1.74%	1.50%	June 2022
September 2012	25,000	3.03%	1.50%	December 2015
September 2012	25,000	1.24%	1.50%	March 2017
November 2012	25,000	1.33%	1.50%	November 2015

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

The fair value of the interest rate swaps reflected an unrealized net loss of $1,187 ($724 after tax) and $8,244 ($5,029 after tax) at June 30, 2013 and 2012, respectively, that is included in shareholders’ equity as part of accumulated other comprehensive loss (“AOCL”).  Assuming market rates remain constant with the rates at June 30, 2013, approximately $1,273 of the $724 net unrealized loss included in AOCL is expected to be recognized in earnings as an adjustment to interest expense over the next twelve months.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 5.  Debt (continued)

At June 30, 2013 and September 30, 2012, the interest rate swap contracts were reflected as net asset and net liability on the balance sheets.  The following derivatives are designated as hedging instruments:

Liability Derivatives
Balance Sheet Location:	June 30, 2013	September 30, 2012
Current assets
Other current assets	$416	$-
Long-term assets
Other assets	3,329	-
Current liabilities:
Other current liabilities	2,503	2,851
Long-term liabilities
Other liabilities	2,429	6,282
Total derivatives	$1,187	$9,133

The loss recognized on derivatives was as follows:

Location of
Derivatives in	Loss	Amount of		Amount of
Cash Flow	Recognized in	Loss Recognized		Loss Recognized
Hedging	Income on	in Income		in Income
Relationships	Derivative	on Derivatives		on Derivatives
		Three Months ended June 30,		Nine Months ended June 30,
		2013	2012	2013	2012

Interest rate swaps	Interest expense	$(1,065)	$(888)	$(3,094)	$(2,308)

The Company recognized the following losses in AOCL:

Location of
Gain or
			(Loss)	Amount of Loss
			Reclassified	Reclassified from
	Amount of Gain or (Loss)		From	AOCL into
Derivatives in	Recognized in		AOCL into	Income
Cash Flow	AOCL on Derivatives		Income	(Effective Portion*)
Hedging Relationships	June 30, 2013	June 30, 2012	(Effective Portion*)	June 30, 2013	June 30, 2012

Interest rate swaps	$2,960	$(2,068)	Interest expense	$(1,887)	$(1,408)

*There is no ineffective portion or amount excluded from effectiveness testing.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 5.  Debt (continued)

In March 2013, the Company, through certain of its European subsidiaries, entered into a credit facility with a European bank.  The maximum amount of borrowing available under this facility is 25.0 million Euros ($32,525).  Outstanding borrowings under the credit facility totaled 25.0 million Euros ($32,525) at June 30, 2013. The weighted-average interest rate on outstanding borrowings under this facility at June 30, 2013 was 1.37%.

The Company, through its German subsidiary, Saueressig GmbH & Co. KG (“Saueressig”), has several loans with various European banks.  Outstanding borrowings under these loans totaled 2.9 million Euros ($3,725) and 8.2 million Euros ($10,514) at June 30, 2013 and September 30, 2012, respectively. The weighted-average interest rate on outstanding borrowings of Saueressig at June 30, 2013 and 2012 was 3.92% and 6.11%, respectively.

The Company, through its German subsidiary, Wetzel GmbH (“Wetzel”), acquired in November 2012, has several loans with various European banks.  Outstanding borrowings under these loans totaled 8.0 million Euros ($10,353) at June 30, 2013.  The weighted-average interest rate on outstanding borrowings of Wetzel at June 30, 2013 was 7.26%.

The Company, through its wholly-owned subsidiary, Matthews International S.p.A., has several loans with various Italian banks.  Outstanding borrowings on these loans totaled 4.1 million Euros ($5,351) and 6.3 million Euros ($8,080) at June 30, 2013 and September 30, 2012, respectively.  Matthews International S.p.A. also has four lines of credit totaling 11.4 million Euros ($14,792) with the same Italian banks.  Outstanding borrowings on these lines were 5.7 million Euros ($7,375) and 3.4 million Euros ($4,322) at June 30, 2013 and September 30, 2012, respectively.  The weighted-average interest rate on outstanding Matthews International S.p.A. borrowings at June 30, 2013 and 2012 was 3.17% and 3.09%, respectively.

As of June 30, 2013 and September 30, 2012 the fair value of the Company’s long-term debt, including current maturities, which is classified as level 2 in the fair value hierarchy, approximated the carrying value included in the Condensed Consolidated Balance Sheet.

Note 6.   Share-Based Payments

The Company maintains an equity incentive plan (the “2007 Equity Incentive Plan”) that provides for grants of stock options, restricted shares, stock-based performance units and certain other types of stock-based awards.  The Company also maintains a stock incentive plan (the “1992 Incentive Stock Plan”) that previously provided for grants of stock options, restricted shares and certain other types of stock-based awards.  In February 2013, the Company’s shareholders approved the adoption of a new plan, the 2012 Equity Incentive Plan (the “2012 Plan”), that provides for grants of stock options, restricted shares, stock-based performance units and certain other types of stock-based awards.  Under the 2012 Plan, which has a ten-year term, the maximum number of shares available for grants or awards is an aggregate of 2,500,000.  There will be no further grants under the 2007 Equity Incentive Plan or the 1992 Incentive Stock Plan.  At June 30, 2013, there were 2,500,000 shares reserved for future issuance under the 2012 Plan. All plans are administered by the Compensation Committee of the Board of Directors.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 6.   Share-Based Payments (continued)

The option price for each stock option granted under any of the plans may not be less than the fair market value of the Company's common stock on the date of grant.  Outstanding stock options are generally exercisable in one-third increments upon the attainment of pre-defined levels of appreciation in the market value of the Company’s Class A Common Stock.  In addition, options generally vest in one-third increments after three, four and five years, respectively, from the grant date (but, in any event, not until the attainment of the market value thresholds).  The options expire on the earlier of ten years from the date of grant, upon employment termination, or within specified time limits following voluntary employment termination (with the consent of the Company), retirement or death.  The Company generally settles employee stock option exercises with treasury shares.  With respect to outstanding restricted share grants, for grants made prior to fiscal 2013, generally one-half of the shares vest on the third anniversary of the grant, with the remaining one-half of the shares vesting in one-third increments upon attainment of pre-defined levels of appreciation in the market value of the Company’s Class A Common Stock.  For grants made in fiscal 2013, generally one-half of the shares vest on the third anniversary of the grant, one-quarter of the shares vest in one-third increments upon the attainment of pre-defined levels of adjusted earnings per share, and the remaining one-quarter of the shares vest in one-third increments upon attainment of pre-defined levels of appreciation in the market value of the Company’s Class A Common Stock.  Additionally, restricted shares cannot vest until the first anniversary of the grant date.  Unvested restricted shares generally expire on the earlier of five years from the date of grant, upon employment termination, or within specified time limits following voluntary employment termination (with the consent of the Company), retirement or death.  The Company issues restricted shares from treasury shares.

For the three-month periods ended June 30, 2013 and 2012, total stock-based compensation cost totaled $1,396 and $1,366, respectively.  For the nine-month periods ended June 30, 2013 and 2012, total stock-based compensation cost totaled $4,153 and $4,097, respectively.  The associated future income tax benefit recognized was $545 and $533 for the three-month periods ended June 30, 2013 and 2012, respectively, and $1,620 and $1,598 for the nine-month periods ended June 30, 2013 and 2012, respectively.

For the three-month period ended June 30, 2013, the amount of cash received from the exercise of stock options was $432.  For the three-month period ended June 30, 2012, no stock options were exercised.  For the nine-month periods ended June 30, 2013 and 2012, the amount of cash received from the exercise of stock options was $956 and $265, respectively. In connection with these exercises, the tax benefits realized by the Company were $32 for the three-month period ended June 30, 2013, and $98 and $19 for the nine-month periods ended June 30, 2013 and 2012, respectively.

The transactions for restricted stock for the nine months ended June 30, 2013 were as follows:

		Weighted-
		average
		grant-date
	Shares	fair value
Non-vested at September 30, 2012	551,389	$32.56
Granted	236,500	25.22
Vested	(99,226)	35.95
Expired or forfeited	(44,006)	30.83
Non-vested at June 30, 2013	644,657	29.46

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 6.   Share-Based Payments (continued)

As of June 30, 2013, the total unrecognized compensation cost related to unvested restricted stock was $5,274 and is expected to be recognized over a weighted average period of 1.7 years.

The transactions for shares underlying options for the nine months ended June 30, 2013 were as follows:

			Weighted-
		Weighted-	average	Aggregate
		average	remaining	intrinsic
	Shares	exercise price	contractual term	value
Outstanding, September 30, 2012	840,282	$37.15
Granted	-	-
Exercised	(37,874)	25.44
Expired or forfeited	(56,067)	37.10
Outstanding, June 30, 2013	746,341	37.75	2.4	$ -
Exercisable, June 30, 2013	414,170	36.93	2.2	$ -

No shares were earned during the nine-month periods ended June 30, 2013 and 2012, respectively.  The intrinsic value of options (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during the nine-month periods ended June 30, 2013 and 2012 was $291 and $57, respectively.

The transactions for non-vested options for the nine months ended June 30, 2013 were as follows:

		Weighted-average
		grant-date
	Shares	fair value
Non-vested at September 30, 2012	355,872	$11.35
Granted	-	-
Vested	-	-
Expired or forfeited	(23,701)	12.16
Non-vested at June 30, 2013	332,171	11.29

The fair value of each restricted stock grant is estimated on the date of grant using a binomial lattice valuation model.  The following table indicates the assumptions used in estimating fair value of restricted stock for the nine months ended June 30, 2013 and 2012.

	Nine Months Ended June 30,
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 6.   Share-Based Payments (continued)

Under the Company’s Director Fee Plan, directors (except for the Chairman of the Board) who are not also officers of the Company each receive, as an annual retainer fee, either cash or shares of the Company's Class A Common Stock with a value equal to $60.  The annual retainer fee paid to a non-employee Chairman of the Board is $130.  Where the annual retainer fee is provided in shares, each director may elect to be paid these shares on a current basis or have such shares credited to a deferred stock account as phantom stock, with such shares to be paid to the director subsequent to leaving the Board.  The value of deferred shares is recorded in other liabilities.  A total of 17,005 shares had been deferred under the Director Fee Plan at June 30, 2013.  Additionally, directors who are not also officers of the Company each receive an annual stock-based grant (non-statutory stock options, stock appreciation rights and/or restricted shares) with a value of $100.  A total of 22,300 stock options have been granted under the plan.  At June 30, 2013, 11,800 options were outstanding and vested. Additionally, 103,150 shares of restricted stock have been granted under the plan, 38,227 of which were unvested at June 30, 2013.  A total of 300,000 shares have been authorized to be issued under the Director Fee Plan.

Note 7.   Earnings Per Share Attributable to Matthews’ Shareholders

The information used to compute earnings per share attributable to Matthews’ common shareholders was as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net income attributable to Matthews shareholders	$17,991	$16,325	$40,438	$42,868
Less: dividends and undistributed earnings allocated to participating securities	178	235	438	677
Net income available to Matthews shareholders	$17,813	$16,090	$40,000	$42,191

Weighted-average shares outstanding (in thousands):
Basic shares	27,299	27,749	27,303	27,865
Effect of dilutive securities	161	37	116	83
Diluted shares	27,460	27,786	27,419	27,948

Options to purchase 550,366 and 563,022 shares of common stock were not included in the computation of diluted earnings per share for the three months and nine months ended June 30, 2013, respectively, because the inclusion of these options would be anti-dilutive.  Options to purchase 783,092 and 785,475 shares of common stock were not included in the computation of diluted earnings per share for the three months and nine months ended June 30, 2012, respectively, because the inclusion of these options would be anti-dilutive.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 8.   Pension and Other Postretirement Benefit Plans

The Company provides defined benefit pension and other postretirement plans to certain employees. Net periodic pension and other postretirement benefit cost for the plans included the following:

	Three months ended June 30,
	Pension		Other Postretirement
	2013	2012	2013	2012

Service cost	$1,685	$1,424	$199	$182
Interest cost	1,913	1,950	282	321
Expected return on plan assets	(2,243)	(1,953)	-	-
Amortization:
Prior service cost	(52)	(11)	(68)	(113)
Net actuarial loss	1,806	1,680	110	134

Net benefit cost	$3,109	$3,090	$523	$524

	Nine months ended June 30,
	Pension		Other Postretirement
	2013	2012	2013	2012

Service cost	$5,055	$4,272	$597	$546
Interest cost	5,739	5,850	846	963
Expected return on plan assets	(6,729)	(5,859)	-	-
Amortization:
Prior service cost	(156)	(33)	(204)	(339)
Net actuarial loss	5,418	5,040	330	402

Net benefit cost	$9,327	$9,270	$1,569	$1,572

Benefit payments under the Company’s principal retirement plan are made from plan assets, while benefit payments under the postretirement benefit plan are made from the Company’s operating funds.  Under IRS regulations, the Company is not required to make any significant contributions to its principal retirement plan in fiscal year 2013.

Contributions made and anticipated for fiscal year 2013 are as follows:

Contributions	Pension	Other Postretirement

Contributions during the nine months ended June 30, 2013:
Supplemental retirement plan	$543	$-
Other postretirement plan	-	594

Additional contributions expected in fiscal 2013:
Supplemental retirement plan	177	-
Other postretirement plan	-	300

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 9.   Income Taxes

Income tax provisions for the Company’s interim periods are based on the effective income tax rate expected to be applicable for the full year. The Company's effective tax rate for the nine months ended June 30, 2013 was 34.3%, compared to 33.7% for the nine months ended June 30, 2012. The difference between the Company's effective tax rate and the Federal statutory rate of 35.0% primarily reflected the impact of state taxes, offset by lower foreign income taxes.

The Company had unrecognized tax benefits (excluding penalties and interest) of $3,197 and $2,708 on June 30, 2013 and September 30, 2012, respectively, all of which, if recorded, would impact the 2013 annual effective tax rate.  The Company does not expect any of the unrecognized tax benefits to be recognized in the next 12 months.

The Company classifies interest and penalties on tax uncertainties as a component of the provision for income taxes. The Company included $434 in interest and penalties in the provision for income taxes for the first nine months of fiscal 2013. Total penalties and interest accrued were $2,305 and $1,871 at June 30, 2013 and September 30, 2012, respectively.  These accruals may potentially be applicable in the event of an unfavorable outcome of uncertain tax positions.

The Company is currently under examination in several tax jurisdictions and remains subject to examination until the statute of limitations expires for those tax jurisdictions.  As of June 30, 2013, the tax years that remain subject to examination, by major jurisdiction, generally are:

United States – Federal	2010 and forward
United States – State	2009 and forward
Canada	2008 and forward
Europe	2004 and forward
United Kingdom	2010 and forward
Australia	2009 and forward
Asia	2008 and forward

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

Information about the Company's segments follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Sales to external customers:
Memorialization:
Cemetery Products	$60,913	$58,423	$169,427	$157,148
Funeral Home Products	58,523	56,115	187,276	176,453
Cremation	11,408	12,342	34,830	32,874
	130,844	126,880	391,533	366,475
Brand Solutions:
Graphics Imaging	78,505	62,429	219,459	197,711
Marking and Fulfillment Systems	23,653	19,310	63,918	53,449
Merchandising Solutions	17,650	18,859	57,741	52,601
	119,808	100,598	341,118	303,761

	$250,652	$227,478	$732,651	$670,236

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Operating profit:
Memorialization:
Cemetery Products	$11,709	$12,591	$23,932	$27,291
Funeral Home Products	12,089	6,936	29,533	20,751
Cremation	(67)	1,314	1,405	3,303
	23,731	20,841	54,870	51,345
Brand Solutions:
Graphics Imaging	4,204	2,588	10,006	11,300
Marking and Fulfillment Systems	2,527	2,862	5,310	6,275
Merchandising Solutions	298	1,222	2,143	2,805
	7,029	6,672	17,459	20,380

	$30,760	$27,513	$72,329	$71,725

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 11.   Acquisitions

In April 2013, the Company completed the purchase of the remaining 20% interest in Tact Group Limited (“Tact”).  The Company had acquired an 80% interest in Tact in July 2009.

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

In November 2012, the Company acquired Wetzel Holding AG, Wetzel GmbH and certain related affiliates (collectively “Wetzel”).  Wetzel is a leading European provider of pre-press services and gravure printing forms, with manufacturing operations in Germany and Poland.  Wetzel’s products and services are sold primary within Europe, and the acquisition is designed to expand Matthews' products and services in the global graphics imaging market.  The purchase price for Wetzel was 42.6 million Euros ($54,748) on a cash-free, debt-free basis.

The allocation of purchase price for the Wetzel and Pyramid acquisitions are preliminary.  The Company has allocated the additional purchase price to goodwill.  Adjustments are expected to other intangibles, property, plant and equipment once the valuations are finalized.

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

A summary of the carrying amount of goodwill attributable to each segment as well as the changes in such amounts are as follows:

	Cemetery	Funeral Home		Graphics	Marking and Fulfillment	Merchandising
	Products	Products	Cremation	Imaging	Products	Solutions	Consolidated

Goodwill	$97,783	$162,876	$17,558	$167,262	$30,816	$9,138	$485,433
Accumulated impairment losses	(412)	-	(5,000)	(3,840)	-	-	(9,252)
Balance at September 30, 2012	97,371	162,876	12,558	163,422	30,816	9,138	476,181

Additions during period	914	199	269	31,249	24,961	-	57,592
Translation and other adjustments	(44)	133	(342)	(672)	78	-	(847)
Goodwill	98,653	163,208	17,485	197,839	55,855	9,138	542,178
Accumulated impairment losses	(412)	-	(5,000)	(3,840)	-	-	(9,252)
Balance at June 30, 2013	$98,241	$163,208	$12,485	$193,999	$55,855	$9,138	$532,926

The addition to Graphics Imaging goodwill reflects the acquisition of Wetzel and the remaining 20% interest in Tact; the addition to Marking and Fulfillment Systems goodwill reflects the acquisition of Pyramid; the addition to Cemetery Products goodwill reflects the acquisition of a small bronze manufacturer in Europe; the addition to Cremation goodwill reflects the acquisition of the remaining 20% interest in FCC; and the addition to Funeral Home Products primarily represents the effect of an adjustment to the purchase price for a small casket distributor.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 12.   Goodwill and Other Intangible Assets (continued)

The following tables summarize the carrying amounts and related accumulated amortization for intangible assets as of June 30, 2013 and September 30, 2012, respectively.

	Carrying	Accumulated	Impairment
	Amount	Amortization	Loss	Net
June 30, 2013:
Trade names	$24,122	$- *	$(1,521)	$22,601
Trade names	2,170	(1,885)	-	285
Customer relationships	47,418	(17,566)	-	29,852
Copyrights/patents/other	9,777	(9,349)	-	428
	$83,487	$(28,800)	$(1,521)	$53,166

September 30, 2012:
Trade names	$24,488	$- *	$-	$24,488
Trade names	2,182	(1,571)	-	611
Customer relationships	47,654	(15,689)	-	31,965
Copyrights/patents/other	9,920	(7,969)	-	1,951
	$84,244	$(25,229)	$-	$59,015
* Not subject to amortization

The net change in intangible assets during the nine months ended June 30, 2013 included the impact of an impairment loss in the Graphic Imaging segment (recorded in the second fiscal quarter), foreign currency fluctuations during the period and additional amortization.

Amortization expense on intangible assets was $1,169 and $970 for the three-month periods ended June 30, 2013 and 2012, respectively.  For the nine-month periods ended June 30, 2013 and 2012, amortization expense was $3,048 and $2,953, respectively. Amortization expense is estimated to be $794 for the remainder of 2013, $3,316 in 2014, $3,058 in 2015, $2,768 in 2016 and $2,568 in 2017.

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

Results of Operations:

The following table sets forth sales and operating profit for the Company’s Memorialization and Brand Solutions businesses for the periods indicated.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Sales:
Memorialization	$130,844	$126,880	$391,533	$366,475
Brand Solutions	119,808	100,598	341,118	303,761
	$250,652	$227,478	$732,651	$670,236

Operating Profit:
Memorialization	$23,731	$20,841	$54,870	$51,345
Brand Solutions	7,029	6,672	17,459	20,380
	$30,760	$27,513	$72,329	$71,725

Sales for the nine months ended June 30, 2013 were $732.7 million, compared to $670.2 million for the nine months ended June 30, 2012.  The increase in sales principally reflected the impact of recent acquisitions and higher sales in the Funeral Home Products segment.

In the Memorialization businesses, Cemetery Products segment sales for the first nine months of fiscal 2013 were $169.4 million, compared to $157.1 million for the first nine months of fiscal 2012.  The increase resulted primarily from the acquisition of Everlasting Granite in May 2012.  Sales for the Funeral Home Products segment were $187.3 million for the first nine months of fiscal 2013 compared to $176.5 million for the same period in fiscal 2012.  The increase resulted principally from higher unit volume and an improvement in product mix.  Sales for the Cremation segment were $34.8 million for the first nine months of fiscal 2013 compared to $32.9 million for the same period a year ago. The increase principally reflected higher sales of cremation equipment in the U.S. and the benefit of a small U.K. acquisition completed in fiscal 2012, partially offset by lower international sales.

In the Brand Solutions businesses, sales for the Graphics Imaging segment in the first nine months of fiscal 2013 were $219.5 million, compared to $197.7 million for the same period a year ago.  The increase resulted principally from the acquisition of Wetzel Holding AG and certain of its subsidiaries (collectively “Wetzel”) in November 2012, partially offset by lower sales volume in the segment’s principal markets due to soft economic conditions, particularly in Europe.  In addition, changes in foreign currency values (principally the Euro) had an unfavorable impact on sales, compared to a year ago.  Marking and Fulfillment Systems segment sales for the nine months ended June 30, 2013 were $63.9 million, compared to $53.4 million for the first nine months of fiscal 2012.  The increase resulted principally from the acquisition of Pyramid Controls, Inc. (“Pyramid”) in December 2012 and higher sales in the U.S. market.  Sales for the Merchandising Solutions segment were $57.7 million for the first nine months of fiscal 2013, compared to $52.6 million for the same period a year ago.  The increase principally reflected higher sales volume.  However, sales in the third quarter of fiscal 2013 declined from the same period a year ago, as several projects were delayed or postponed by customers.

Consolidated gross profit for the nine months ended June 30, 2013 was $266.2 million, compared to $250.4 million for the nine months ended June 30, 2012.  Consolidated gross profit as a percent of sales for the first nine months of fiscal 2013 decreased to 36.3% from 37.4% for the first nine months of fiscal 2012. The increase in consolidated gross profit primarily reflected the impact of recent acquisitions and higher sales in the Funeral Home Products segment.  The decrease in consolidated gross profit as a percentage of sales primarily reflected lower margins in the Cremation and Graphics Imaging segments.

Selling and administrative expenses for the nine months ended June 30, 2013 were $193.9 million, compared to $178.7 million for the first nine months of fiscal 2012.  Consolidated selling and administrative expenses as a percent of sales were 26.4% for the nine months ended June 30, 2013, compared to 26.7% for the same period last year.  The increase in selling and administrative expenses was primarily attributable to the impacts of recent acquisitions and unusual charges in fiscal 2013, compared to fiscal 2012, partially offset by the benefit of an adjustment to the liability for contingent consideration (in connection with a Funeral Home Products segment acquisition) in the fiscal 2013 third quarter.  The decrease in selling and administrative expenses as a percentage of sales primarily reflects the adjustment to the liability for contingent consideration.

Operating profit for the nine months ended June 30, 2013 was $72.3 million, compared to $71.7 million for the nine months ended June 30, 2012.  Unusual items totaled $6.9 million for the current period, primarily reflecting charges in connection with the Company’s strategic cost-structure initiatives and other charges, acquisition-related activities and an impairment of a trade name.  These charges were partially offset by an adjustment to the liability for contingent consideration and a gain on the settlement of the purchase of the remaining ownership interest in one of the Company’s Graphics Imaging segment subsidiaries.  Unusual charges last year primarily reflected ERP implementation and acquisition-related costs.  Excluding unusual items from both years, fiscal 2013 operating profit increased from a year ago, primarily reflecting higher sales in the Funeral Home Products segment and the impact of recent acquisitions.  Cemetery Products segment operating profit for the nine months ended June 30, 2013 was $23.9 million, compared to $27.3 million for the nine months ended June 30, 2012.  The decrease primarily reflected unusual charges of approximately $4.3 million associated with the Company’s strategic initiatives, including the segment’s ERP implementation.  In addition, fiscal 2012 included a favorable settlement on a claim related to the Company’s granite business.  Funeral Home Products segment operating profit was $29.5 million for the nine months ended June 30, 2013, compared to $20.8 million for the same period in fiscal 2012.  The increase primarily reflected the impact of higher sales, the benefit of improved production and distribution efficiencies and the benefit of an adjustment to the liability for contingent consideration. Cremation segment operating profit for the nine months ended June 30, 2013 was $1.4 million, compared to $3.3 million for the same period in the prior year.  The decrease principally reflected lower margins on several European-based projects, higher material costs and charges in connection with strategic initiatives.  Graphics Imaging segment operating profit for the nine months ended June 30, 2013 was $10.0 million, compared to $11.3 million for the same period in fiscal 2012.  The decrease resulted mainly from lower sales (excluding the Wetzel acquisition) and the unfavorable impact of unusual items of approximately $2.4 million.   The segment’s unusual items included charges related to acquisition activities and strategic initiatives, and an impairment charge related to the carrying value of a trade name.  These charges were partially offset by a gain on the final settlement of the purchase of the remaining ownership interest in one of the Company’s subsidiaries.  Operating profit for the Marking and Fulfillment Systems segment for the nine months ended June 30, 2013 was $5.3 million, compared to $6.3 million for the same period a year ago.  The decrease primarily resulted from an unfavorable change in product mix, higher research and development expenses and charges related to strategic initiatives.  Merchandising Solutions segment operating profit was $2.1 million for the first nine months of fiscal 2013, compared to $2.8 million for the same period in fiscal 2012, primarily reflecting the decline in sales in the fiscal 2013 third quarter, severance costs and charges related to strategic initiatives.

Investment income was $1.5 million for the nine months ended June 30, 2013, compared to $3.0 million for the nine months ended June 30, 2012.  The decrease reflected lower rates of return on investments held in trust for certain of the Company’s benefit plans.  Interest expense was approximately $9.8 million for the first nine months of fiscal 2013, compared to $8.2 million for the first nine months of fiscal 2012. The increase primarily reflected higher debt levels compared to a year ago, which was primarily due to borrowings for acquisitions in fiscal 2013.  Other income (deductions), net for the nine months ended June 30, 2013 represented a decrease in pre-tax income of $3.2 million, compared to $1.8 million for the same period last year.  Other income and deductions generally include banking-related fees and the impact of currency gains and losses on certain intercompany debt.

The Company's effective tax rate for the nine months ended June 30, 2013 was 34.3%, compared to 33.7% for the first nine months of fiscal 2012 and 34.2% for the fiscal 2012 full year.  The fiscal 2012 full year effective tax rate included the favorable impact of adjustments totaling $528,000 in income tax expense, primarily related to changes in the estimated tax accruals for open tax periods.  Excluding those adjustments, the Company’s effective tax rate for fiscal 2012 was 34.8%.  The difference between the Company's effective tax rate and the Federal statutory rate of 35.0% primarily reflected the impact of state taxes, offset by lower foreign income taxes.

Net loss attributable to noncontrolling interests was $482,000 for the nine months ended June 30, 2013 compared to net income of $129,000 for the same period a year ago.  The change related principally to net losses recorded by the Company’s Italian cremation operation and Turkish graphics business in fiscal 2013.

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

Liquidity and Capital Resources:

Net cash provided by operating activities was $72.9 million for the nine months ended June 30, 2013, compared to $55.2 million for the first nine months of fiscal 2012. Operating cash flow for both periods reflected net income adjusted for depreciation, amortization, stock-based compensation expense and pension expense, partially offset by decreases in deferred taxes. The increase in operating cash flows primarily reflected higher depreciation and amortization and a reduction in cash used to fund working capital items.

Cash used in investing activities was $84.6 million for the nine months ended June 30, 2013, compared to $36.9 million for the nine months ended June 30, 2012.  Investing activities for the first nine months of fiscal 2013 primarily reflected capital expenditures of $17.3 million and payments (net of cash acquired) of $67.6 million for acquisitions (primarily Wetzel and Pyramid).  Investing activities for the first nine months of fiscal 2012 reflected capital expenditures of $24.6 million and payments (net of cash acquired) of $12.5 million for acquisitions.

Capital expenditures reflected reinvestment in the Company's business segments and were made primarily for the purchase of new manufacturing machinery, equipment and facilities designed to improve product quality, increase manufacturing efficiency, lower production costs and meet regulatory requirements.  Capital expenditures for the last three fiscal years were primarily financed through operating cash.  Capital spending for property, plant and equipment has averaged $25.7 million for the last three fiscal years.  Capital spending for fiscal 2013 is currently expected to be in the range of $25.0 million to $30.0 million.  The Company expects to generate sufficient cash from operations to fund all anticipated capital spending projects.

Cash provided by financing activities for the nine months ended June 30, 2013 was $8.6 million, primarily reflecting long-term debt proceeds, net of repayments, of $39.8 million, contingent consideration payments of $9.5 million in connection with acquisitions, treasury stock purchases of $13.5 million and dividends of $8.3 million to the Company's shareholders.  Cash used in financing activities for the nine months ended June 30, 2012 was $24.5 million, primarily reflecting long-term debt proceeds, net of repayments, of $1.9 million, treasury stock purchases of $18.9 million and dividends of $7.6 million to the Company's shareholders.

The Company has a domestic Revolving Credit Facility with a syndicate of financial institutions. In July 2013, the maximum amount of borrowings available under the facility was increased to $500.0 million and borrowings under the new facility bear interest at LIBOR plus a factor ranging from 0.75% to 1.25% based on the Company’s leverage ratio.  The facility’s maturity is July 2018.  The leverage ratio is defined as net indebtedness divided by EBITDA (earnings before interest, taxes, depreciation and amortization).  The Company is required to pay an annual commitment fee ranging from .15% to .25% (based on the Company’s leverage ratio) of the unused portion of the facility.  The Revolving Credit Facility requires the Company to maintain certain leverage and interest coverage ratios.  A portion of the facility (not to exceed $30.0 million) is available for the issuance of commercial and standby letters of credit.  Outstanding borrowings on the Revolving Credit Facility as of June 30, 2013 and September 30, 2012 were $307.5 million and $281.3 million, respectively.  The weighted-average interest rate on outstanding borrowings under this facility was 3.05% and 3.15% at June 30, 2013 and 2012, respectively.

The Company has entered into the following interest rate swaps:

Effective Date	Amount	Fixed Interest Rate	Interest Rate Spread at June 30, 2013	Maturity Date
May 2011	$25,000	1.37%	1.50%	May 2014
October 2011	25,000	1.67%	1.50%	October 2015
November 2011	25,000	2.13%	1.50%	November 2014
March 2012	25,000	2.44%	1.50%	March 2015
June 2012	40,000	1.88%	1.50%	June 2022
August 2012	35,000	1.74%	1.50%	June 2022
September 2012	25,000	3.03%	1.50%	December 2015
September 2012	25,000	1.24%	1.50%	March 2017
November 2012	25,000	1.33%	1.50%	November 2015

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

The fair value of the interest rate swaps reflected a net unrealized loss of $1.2 million ($724,000 after tax) at June 30, 2013 that is included in shareholders’ equity as part of accumulated other comprehensive loss.  Assuming market rates remain constant with the rates at June 30, 2013, approximately $1.3 million of the $724,000 net unrealized loss included in accumulated other comprehensive loss is expected to be recognized in earnings as interest expense over the next twelve months.

In March 2013, the Company, through certain of its European subsidiaries, entered into a credit facility with a European bank.  The maximum amount of borrowings available under this facility is 25.0 million Euros ($32.5 million).  Outstanding borrowings under the credit facility totaled 25.0 million Euros ($32.5 million) at June 30, 2013.  The weighted-average interest rate on outstanding borrowings under this facility at June 30, 2013 was 1.37%.

The Company, through its German subsidiary, Saueressig GmbH & Co. KG (“Saueressig”), has several loans with various European banks.  Outstanding borrowings under these loans totaled 2.9 million Euros ($3.7 million) and 8.2 million Euros ($10.5 million) at June 30, 2013 and September 30, 2012, respectively. The weighted-average interest rate on outstanding borrowings of Saueressig at June 30, 2013 and 2012 was 3.92% and 6.11%, respectively.

The Company, through its German subsidiary, Wetzel, has several loans with various European banks.  Outstanding borrowings under these loans totaled 8.0 million Euros ($10.4 million) at June 30, 2013.  The weighted-average interest rate on outstanding borrowings of Wetzel at June 30, 2013 was 7.26%.

The Company, through its wholly-owned subsidiary, Matthews International S.p.A., has several loans with various Italian banks.  Outstanding borrowings on these loans totaled 4.1 million Euros ($5.4 million) and 6.3 million Euros ($8.1 million) at June 30, 2013 and September 30, 2012, respectively.  Matthews International S.p.A. also has four lines of credit totaling 11.4 million Euros ($14.8 million) with the same Italian banks.  Outstanding borrowings on these lines were 5.7 million Euros ($7.4 million) and 3.4 million Euros ($4.3 million) at June 30, 2013 and September 30, 2012, respectively.  The weighted-average interest rate on outstanding Matthews International S.p.A. borrowings at June 30, 2013 and 2012 was 3.17% and 3.09%, respectively.

The Company has a stock repurchase program.  Under the current authorization, the Company’s Board of Directors has authorized the repurchase of a total of 2,500,000 shares of Matthews’ common stock under the program, of which 1,409,535 shares remain available for repurchase as of June 30, 2013.  The buy-back program is designed to increase shareholder value, enlarge the Company's holdings of its common stock, and add to earnings per share.  Repurchased shares may be retained in treasury, utilized for acquisitions, or reissued to employees or other purchasers, subject to the restrictions of the Company’s Restated Articles of Incorporation.

Consolidated working capital of the Company was $214.9 million at June 30, 2013, compared to $204.4 million at September 30, 2012.  Cash and cash equivalents were $54.9 million at June 30, 2013, compared to $58.3 million at September 30, 2012. The Company's current ratio was 2.2 and 2.1 at June 30, 2013 and September 30, 2012, respectively.

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

At June 30, 2013, an accrual of approximately $5.7 million had been recorded for environmental remediation (of which $1.2 million was classified in other current liabilities), representing management's best estimate of the probable and reasonably estimable costs of the Company's known remediation obligations.  The accrual, which reflects previously established reserves assumed with the acquisition of York and additional reserves recorded as a purchase accounting adjustment, does not consider the effects of inflation and anticipated expenditures are not discounted to their present value.  Changes in the accrued environmental remediation obligation from the prior fiscal year reflect payments charged against the accrual.

While final resolution of these contingencies could result in costs different than current accruals, management believes the ultimate outcome will not have a significant effect on the Company's consolidated results of operations or financial position.

Acquisitions:

In April 2013, the Company completed the purchase of the remaining 20% interest in Tact Group Limited (“Tact”).  The Company had acquired an 80% interest in Tact in July 2009.

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

The Company’s results for the first nine months of fiscal 2013 were impacted by several significant factors, including:
•	Funeral Home Products segment reported higher sales due mainly to increased unit volume of caskets, and generated improved operating margins;
•	recent acquisitions contributed to the Company’s growth for the third quarter;
•	market conditions in Europe continued to unfavorably impact several of our businesses, particularly the Graphics Imaging segment;
•	strategic initiatives are being implemented which are affecting all of the Company’s businesses (these initiatives are ongoing and will result in additional unusual charges); and
•	several non-operating items (such as investment income and interest expense) affected the comparability of the Company’s year-over-year earnings per share.

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

LONG-TERM CONTRACTUAL OBLIGATIONS AND COMMITMENTS:

The following table summarizes the Company’s contractual obligations at June 30, 2013, and the effect such obligations are expected to have on its liquidity and cash flows in future periods.

	Payments due in fiscal year:
		2013			After
	Total	Remainder	2014 to 2015	2016 to 2017	2017
Contractual Cash Obligations:	(Dollar amounts in thousands)
Revolving credit facilities	$340,025	$-	$32,525	$307,500	$-
Notes payable to banks	21,268	5,696	11,069	4,178	325
Short-term borrowings	7,375	7,375	-	-	-
Capital lease obligations	10,224	1,073	2,815	1,429	4,907
Non-cancelable operating leases	24,081	2,993	14,122	4,738	2,228

Total contractual cash obligations	$402,973	$17,137	$60,531	$317,845	$7,460

A significant portion of the loans included in the table above bear interest at variable rates.  At June 30, 2013, the weighted-average interest rate was 3.05% on the Company’s domestic Revolving Credit Facility, 1.37% on the credit facility through the Company’s European subsidiaries 3.92% on bank loans to its wholly-owned subsidiary, Saueressig, 7.26% on bank loans to its wholly-owned subsidiary, Wetzel, and 3.17% on bank loans to the Company’s wholly-owned subsidiary, Matthews International S.p.A.

Benefit payments under the Company’s principal retirement plan are made from plan assets, while benefit payments under the supplemental retirement plan and postretirement benefit plan are funded from the Company’s operating cash.  The Company is not required to make any significant contributions to its principal retirement plan in fiscal 2013.  During the nine months ended June 30, 2013, contributions of $543,000 and $594,000 were made under the supplemental retirement plan and postretirement plan, respectively.  The Company currently anticipates contributing an additional $177,000 and $300,000 under the supplemental retirement plan and postretirement plan, respectively, for the remainder of fiscal 2013.

Unrecognized tax benefits are positions taken, or expected to be taken, on an income tax return that may result in additional payments to tax authorities.  If a tax authority agrees with the tax position taken, or expected to be taken, or the applicable statute of limitations expires, then additional payments will not be necessary.  As of June 30, 2013, the Company had unrecognized tax benefits, excluding penalties and interest, of approximately $3.2 million.  The timing of potential future payments related to the unrecognized tax benefits is not presently determinable. The Company believes that its current liquidity sources, combined with its operating cash flow and borrowing capacity, will be sufficient to meet its capital needs for the foreseeable future.

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

The fair value of the interest rate swaps reflected a net unrealized loss of $1.2 million ($724,000 after tax) at June 30, 2013 that is included in shareholders’ equity as part of accumulated other comprehensive loss.  A decrease of 10% in market interest rates (e.g. a decrease from 5.0% to 4.5%) would result in an increase of approximately $127,000 in the fair value liability of the interest rate swaps.

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

Foreign Currency Exchange Rates - The Company is subject to changes in foreign currency exchange rates, primarily the Euro, in the conversion from local currencies to the U.S. dollar of the reported financial position and operating results of its non-U.S. based subsidiaries.  A strengthening of the U. S. dollar of 10% would have resulted in a decrease in reported sales of $28.4 million and a decrease in reported operating income of $2.2 million for the nine months ended June 30, 2013.

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

Management, under the supervision and with the participation of our Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures in effect as of June 30, 2013. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2013, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that material information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, and that such information is recorded, summarized and properly reported within the appropriate time period, relating to the Company and its consolidated subsidiaries, required to be included in the Exchange Act reports, including this Quarterly Report on Form 10-Q.

There have been no changes in the Company’s internal controls over financial reporting that occurred during the fiscal quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2.                      Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Stock Repurchase Plan

The Company has a stock repurchase program.  The buy-back program is designed to increase shareholder value, enlarge the Company's holdings of its common stock, and add to earnings per share.  Repurchased shares may be retained in treasury, utilized for acquisitions, or reissued to employees or other purchasers, subject to the restrictions of the Company’s Restated Articles of Incorporation.  Under the current authorization, the Company's Board of Directors has authorized the repurchase of a total of 2,500,000 shares of Matthews’ common stock under the program, of which 1,409,535 shares remain available for repurchase as of June 30, 2013.

The following table shows the monthly fiscal 2013 stock repurchase activity:

Period	Total number of shares purchased	Weighted-average price paid per share	Total number of shares purchased as part of a publicly announced plan	Maximum number of shares that may yet be purchased under the plan

October 2012	123,000	$29.12	123,000	1,691,651
November 2012	31,732	28.91	31,732	1,659,919
December 2012	1,000	30.72	1,000	1,658,919
January 2013	-	-	-	1,658,919
February 2013	41,200	32.67	41,200	1,617,719
March 2013	40,200	34.41	40,200	1,577,519
April 2013	16,691	33.85	16,691	1,560,828
May 2013	31,745	38.32	31,745	1,529,083
June 2013	119,548	37.54	119,548	1,409,535
Total	405,116	$33.39	405,116

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit
	No.	Description

	31.1	Certification of Principal Executive Officer for Joseph C. Bartolacci
	31.2	Certification of Principal Financial Officer for Steven F. Nicola
	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Joseph C. Bartolacci
	32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Steven F. Nicola

(b)	Reports on Form 8-K

On April 19, 2013, Matthews filed a Current Report on Form 8-K under Item 2.02 in connection with a press release announcing its earnings for the second quarter of 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATTHEWS INTERNATIONAL CORPORATION
(Registrant)

Date: August 5, 2013	/s/ Joseph C. Bartolacci
Joseph C. Bartolacci, President
and Chief Executive Officer

Date: August 5, 2013	/s/ Steven F. Nicola
Steven F. Nicola, Chief Financial Officer,
Secretary and Treasurer