Form 10-K
period 2013-09-30
MATTHEWS INTERNATIONAL CORP
filed 2013-11-27
CIK 63296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2013
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

The aggregate market value of the Class A Common Stock outstanding and held by non-affiliates of the registrant, based upon the closing sale price of the Class A Common Stock on the NASDAQ Global Select Market System on March 31, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1.0 billion.

As of October 31, 2013, shares of common stock outstanding were: Class A Common Stock 27,282,093 shares

Documents incorporated by reference: Specified portions of the Proxy Statement for the 2014 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

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

At October 31, 2013, the Company and its majority-owned subsidiaries had approximately 5,800 employees.  The Company's principal executive offices are located at Two NorthShore Center, Pittsburgh, Pennsylvania 15212, its telephone number is
(412) 442-8200 and its internet website is www.matw.com.  The Company files all required reports with the Securities and Exchange Commission (“SEC”) in accordance with the Exchange Act.  The Company’s Annual Report on Form 10-K, Quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are available free of charge on the Company’s website as soon as reasonably practicable after being filed or furnished to the SEC. The reports filed with the SEC are also available to read and copy at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 or by contacting the SEC at 1-800-732-0330.  All reports filed with the SEC can be found on its website at www.sec.gov.

The following table sets forth reported sales and operating profit for the Company's business segments for the past three fiscal years.  Detailed financial information relating to business segments and to domestic and international operations is presented in Note 16 (“Segment Information”) to the Consolidated Financial Statements included in Part II of this Annual Report on Form 10-K.

ITEM 1.                      BUSINESS, (continued)

	Years Ended September 30,
	2013		2012		2011
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Sales to unaffiliated customers:
Memorialization:
Cemetery Products	$226,586	23.0%	$215,943	24.0%	$224,773	25.0%
Funeral Home Products	242,803	24.6	230,943	25.6	243,291	27.1
Cremation	48,522	4.9	45,981	5.1	39,278	4.4
	517,911	52.5	492,867	54.7	507,342	56.5
Brand Solutions:
Graphics Imaging	294,571	29.9	259,865	28.9	268,975	29.9
Marking and Fulfillment Systems	93,505	9.5	74,621	8.3	61,938	6.9
Merchandising Solutions	79,370	8.1	72,964	8.1	60,566	6.7
	467,446	47.5	407,450	45.3	391,479	43.5
Total	$985,357	100.0%	$900,317	100.0%	$898,821	100.0%

Operating profit:
Memorialization:
Cemetery Products	$32,571	34.0%	$33,195	35.5%	$52,474	44.3%
Funeral Home Products	37,263	38.9	26,525	28.3	29,039	24.5
Cremation	3,097	3.2	3,869	4.1	3,479	2.9
	72,931	76.1	63,589	67.9	84,992	71.7
Brand Solutions:
Graphics Imaging	9,724	10.2	14,843	15.9	22,427	18.9
Marking and Fulfillment Systems	8,862	9.2	10,061	10.8	7,819	6.6
Merchandising Solutions	4,275	4.5	5,084	5.4	3,278	2.8
	22,861	23.9	29,988	32.1	33,524	28.3
Total	$95,792	100.0%	$93,577	100.0%	$118,516	100.0%

In fiscal 2013, approximately 63% of the Company's sales were made from the United States, and 33%, 2%, 1% and 1% were made from Europe, Asia, Australia and Canada, respectively. For further information on segments, see Note 16 (“Segment Information”) in Item 8 “Financial Statements and Supplementary Data” on pages 61 and 62 of this report. Cemetery Products segment products are sold throughout the world with the segment's principal operations located in the United States, Europe, Canada, and Australia.  Funeral Home Products segment products are primarily sold in North America. Cremation segment products and services are sold primarily in North America, Europe, Asia, and Australia.  Products and services of the Graphics Imaging segment are sold primarily in Europe, the United States and Asia.  The Marking and Fulfillment Systems segment sells equipment and consumables directly to industrial consumers and distributors in the United States and internationally through the Company's subsidiaries in Canada, Sweden and China, and through other foreign distributors.  Matthews owns a minority interest in Marking and Fulfillment Systems distributors in Asia, Australia and Europe.  Merchandising Solutions segment products and services are sold principally in the United States.

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

The segment provides product and service assortment planning, as well as merchandising and display products to funeral service businesses. These products assist funeral service professionals in providing information, value and satisfaction to their client families.

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

The Cremation segment provides the following groups of products and services:

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

BRAND SOLUTIONS PRODUCTS AND MARKETS:

Graphics Imaging:

The Graphics Imaging segment provides brand management, pre-press services, printing plates and cylinders, embossing tools, and creative design services principally to the primary packaging and corrugated industries. The primary packaging industry consists of manufacturers of printed packaging materials such as boxes, flexible packaging, folding cartons and bags commonly displayed at retailers of consumer goods. The corrugated packaging industry consists of manufacturers of printed corrugated containers.  Other major industries served include the wallpaper, flooring, automotive, and textile industries.

The principal products and services of this segment include brand management, pre-press graphics services, printing plates, gravure cylinders, steel bases, embossing tools, special purpose machinery, engineering assistance, print process assistance, print production management, digital asset management, content management, and package design.  These products and services are used by brand owners and packaging manufacturers to develop and print packaging graphics that help identify and sell the product in the marketplace.  Other packaging graphics can include nutritional information, directions for product use, consumer warning statements and UPC codes. The primary packaging manufacturer produces printed packaging from paper, film, foil and other composite materials used to display, protect and market the product. The corrugated packaging manufacturer produces printed containers from corrugated sheets.  Using the Company's products, these sheets are printed and die cut to make finished containers.

The segment offers a wide array of value-added services and products.  These include print process and print production management services; print engineering consultation; pre-press preparation, which includes computer-generated art, film and proofs; plate mounting accessories and various press aids; and press-side print production assurance.  The segment also provides creative digital graphics services to brand owners and packaging markets.

The Company works closely with manufacturers to provide the proper printing forms and tooling required to print the packaging to the user's specifications.  The segment's printing plate products are made principally from photopolymer resin and sheet materials.  Upon customer request, plates can be pre-mounted press-ready in a variety of configurations that maximize print quality and minimize press set-up time.  Gravure cylinders, manufactured from steel, copper and chrome, can be custom engineered for multiple print processes and specific customer print applications.

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

The Graphics Imaging segment is one of several manufacturers of printing plates and cylinders and providers of pre-press services with an international presence.  The segment competes in a fragmented industry consisting of a few multi-plant regional printing form suppliers and a large number of local single-facility companies located across Europe and the United States.  The combination of the Company's Graphics Imaging business in Europe, the United States and Asia is an important part of Matthews’ strategy to become a worldwide leader in the graphics industry in providing consistent service to multinational customers on a global basis.  Competition is on the basis of product quality, timeliness of delivery and price.  The Company differentiates itself from the competition by consistently meeting these customer demands, its ability to service customers both nationally and globally, and its ability to provide a variety of value-added support services.

ITEM 1.	BUSINESS, (continued)

Marking and Fulfillment Systems:

The Marking and Fulfillment Systems segment designs, manufactures and distributes a wide range of marking, coding and industrial automation technologies and solutions, and related consumables.  Manufacturers, suppliers and distributors worldwide rely on Matthews’ integrated systems to identify, track, control and pick their products.

Marking systems range from mechanical marking solutions to microprocessor-based ink-jet printing systems that integrate into a customer’s manufacturing, inventory tracking and material handling control systems.  The Company also manufactures and markets products and systems that employ different marking technologies, including contact printing, indenting, etching, laser and ink-jet printing.  Customers frequently use a combination of these methods to achieve an appropriate mark.  These technologies apply product information required for identification and traceability, as well as to facilitate inventory and quality control, regulatory compliance and brand name communication.

Fulfillment systems complement the tracking and distribution of a customer’s products with automated order fulfillment technologies, motor-driven rollers for product conveyance and controls for material handling systems.  Material handling customers include some of the largest automated assembly, distribution and mail sorting companies in the United States.  The Company also engineers innovative, custom solutions to address specific customer requirements in a variety of industries, including oil exploration, precision computer numerical control (CNC) machining and security scanning.

A significant portion of the revenue of the Marking and Fulfillment Systems segment is attributable to the sale of consumables and replacement parts required by the marking, coding and tracking hardware sold by Matthews.  The Company develops inks, rubber and steel consumables in conjunction with the marking equipment in which they are used, which is critical to ensure ongoing equipment reliability and mark quality.  Many marking equipment customers also use Matthews’ inks, solvents and cleaners.

The principal customers for the Company’s marking and fulfillment systems products are manufacturers, suppliers and distributors of durable goods, building products, consumer goods manufacturers (including food and beverage processors) and producers of pharmaceuticals.  The Company also serves a wide variety of industrial markets, including metal fabricators, manufacturers of woven and non-woven fabrics, plastic, rubber and automotive products.

A portion of this segment’s sales are outside the United States, with distribution sourced through the Company's subsidiaries in Canada, Sweden, Germany and China in addition to other international distributors.  The Company owns a minority interest in distributors in Asia, Australia and Europe.

Major raw materials for this segment's products include precision components, electronics, printing components, tool steels, rubber and chemicals, all of which are presently available in adequate supply from various sources.

Competitors in the marking and fulfillment systems industries are diverse, with some companies offering limited product lines for well-defined specialty markets, while others operate similarly to the Company, offering a broad product line and competing in multiple product markets and countries.  Competition for marking and fulfillment systems products is based on product performance, ease of integration into the manufacturing and/or distribution process, service and price.  The Company typically competes with specialty companies in specific brand marking solutions and traceability applications.  The Company believes that, in general, it offers one of the broadest lines of products to address a wide variety of marking, coding and industrial automation applications.

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

BACKLOG:

Because the nature of the Company's Cemetery Products, Graphics Imaging and Merchandising Solutions businesses are primarily custom products made to order with short lead times, backlogs are not generally material except for mausoleums in the Cemetery Products segment and roto-gravure engineering projects in the Graphics Imaging segment. Backlogs vary in a range of approximately one year of sales for mausoleums and roto-gravure engineering projects.  Backlogs for the Funeral Home Products segment are not material. Cremation equipment sales backlogs vary in a range of eight to ten months of sales.  Backlogs for Marking and Fulfillment Systems segment sales generally vary in a range of up to six weeks for standard products and twelve weeks for custom systems.  The Company’s backlog is expected to be substantially filled in fiscal 2014.

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

ITEM 1.	BUSINESS, (continued)

At September 30, 2013, an accrual of approximately $5.3 million had been recorded for environmental remediation (of which $1.2 million was classified in other current liabilities), representing management's best estimate of the probable and reasonably estimable costs of the Company's known remediation obligations.  The accrual does not consider the effects of inflation and anticipated expenditures are not discounted to their present value.  While final resolution of these contingencies could result in costs different than current accruals, management believes the ultimate outcome will not have a significant effect on the Company's consolidated results of operations or financial position.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2. PROPERTIES.

Principal properties of the Company and its majority-owned subsidiaries as of October 31, 2013 were as follows (properties are owned by the Company except as noted):

Location	Description of Property
Cemetery Products:
Pittsburgh, PA	Manufacturing / Division Offices
Elberton, GA	Manufacturing
Kingwood, WV	Manufacturing
Melbourne, Australia	Manufacturing	(1)
Monterrey, Mexico Parma, Italy	Manufacturing Manufacturing / Warehouse	(1) (1)
Searcy, AR	Manufacturing
Whittier, CA	Manufacturing	(1)

Funeral Home Products (2):
Monterrey, Mexico	Manufacturing	(1)
Richmond, IN	Manufacturing	(1)
Richmond, IN	Manufacturing	(1)
Richmond, IN	Manufacturing / Metal Stamping
Richmond, IN	Injection Molding	(1)
York, PA	Manufacturing

Cremation:
Apopka, FL	Manufacturing / Division Offices
Manchester, England	Manufacturing	(1)
Manchester, England	Manufacturing	(1)
Udine, Italy	Manufacturing	(1)
Graphics Imaging:
Pittsburgh, PA	Manufacturing / Division Offices
Julich, Germany	Manufacturing / Division Offices
Atlanta, GA	Manufacturing
Woburn, MA	Manufacturing	(1)
Bristol, England	Manufacturing
Goslar, Germany	Manufacturing	(1)
Leeds, England	Manufacturing	(1)
Monchengladbach, Germany	Manufacturing
Munich, Germany	Manufacturing	(1)
Nuremberg, Germany	Manufacturing	(1)
Oakland, CA	Manufacturing	(1)
Poznan, Poland	Manufacturing
St. Louis, MO	Manufacturing
Shenzhen, China	Manufacturing	(1)
Vienna, Austria	Manufacturing	(1)
Vreden, Germany	Manufacturing
Wan Chai, Hong Kong	Manufacturing	(1)
Izmir, Turkey	Manufacturing
Grenzach-Wyhlen, Germany	Manufacturing
Duchow, Poland	Manufacturing
Budapest, Hungary	Manufacturing

ITEM 2.	PROPERTIES, (continued)

Location	Description of Property

Marking and Fulfillment Systems:
Pittsburgh, PA	Manufacturing / Division Offices
Gothenburg, Sweden	Manufacturing / Distribution	(1)
Tualatin, OR	Manufacturing	(1)
Beijing, China	Manufacturing	(1)
Ixonia, WI	Manufacturing	(1)
Germantown, WI	Manufacturing	(1)
Cincinnati, OH	Manufacturing	(1)

Merchandising Solutions:
East Butler, PA	Manufacturing / Division Offices
Portland, OR	Sales Office	(1)

Corporate Office:
Pittsburgh, PA	General Offices

(1)	These properties are leased by the Company under operating lease arrangements. Rent expense incurred by the Company for all leased facilities was approximately $17.7 million in fiscal 2013.
(2)	In addition to the properties listed, the Funeral Home Products segment leases warehouse facilities totaling approximately 1.0 million square feet in 29 states under operating leases.

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

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

OFFICERS AND EXECUTIVE MANAGEMENT OF THE REGISTRANT

The following information is furnished with respect to officers and executive management as of October 31, 2013:

Name	Age	Positions with Registrant

Joseph C. Bartolacci	53	President and Chief Executive Officer

David F. Beck	61	Vice President and Controller
Jennifer A. Ciccone	46	Vice President, Human Resources

Brian J. Dunn	56	Group President, Brand Solutions

Steven D. Gackenbach	50	Group President, Memorialization

Steven F. Nicola	53	Chief Financial Officer, Secretary and Treasurer

Paul F. Rahill	56	President, Cremation Division

Brian D. Walters	44	Vice President and General Counsel

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information:

The authorized common stock of the Company consists of 70,000,000 shares of Class A Common Stock, $1 par value.  The Company's Class A Common Stock is traded on the NASDAQ Global Select Market System under the symbol “MATW”.  The following table sets forth the high, low and closing prices as reported by NASDAQ for the periods indicated:

	High	Low	Close
Fiscal 2013:
Quarter ended: September 30, 2013	$40.50	$36.27	$38.08
June 30, 2013	39.37	32.81	37.70
March 31, 2013	35.31	31.43	34.92
December 31, 2012	32.95	27.42	32.10

Fiscal 2012:
Quarter ended: September 30, 2012	$32.90	$27.88	$29.82
June 30, 2012	32.63	28.95	32.49
March 31, 2012	34.36	30.00	31.64
December 31, 2011	37.65	28.59	31.43

The Company has a stock repurchase program.  Under the current authorization, the Company's Board of Directors has authorized the repurchase of a total of 2,500,000 shares of Matthews’ common stock under the program, of which 1,194,670 shares remain available for repurchase as of September 30, 2013.  The buy-back program is designed to increase shareholder value, enlarge the Company's holdings of its common stock, and add to earnings per share.  Repurchased shares may be retained in treasury, utilized for acquisitions, or reissued to employees or other purchasers, subject to the restrictions of the Company’s Restated Articles of Incorporation.

All purchases of the Company’s common stock during fiscal 2013 were part of this repurchase program.

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS, (continued)

The following table shows the monthly fiscal 2013 stock repurchase activity:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced plan	Maximum number of shares that may yet be purchased under the plan

October 2012	123,000	$29.12	123,000	1,691,651
November 2012	31,732	28.91	31,732	1,659,919
December 2012	1,000	30.72	1,000	1,658,919
January 2013	-	-	-	1,658,919
February 2013	41,200	32.67	41,200	1,617,719
March 2013	40,200	34.41	40,200	1,577,519
April 2013	16,691	33.85	16,691	1,560,828
May 2013	31,745	38.32	31,745	1,529,083
June 2013	119,548	37.54	119,548	1,409,535
July 2013	30,000	38.65	30,000	1,379,535
August 2013	25,000	37.43	25,000	1,354,535
September 2013	159,865	37.52	159,865	1,194,670
Total	619,981	$34.88	619,981

Holders:

Based on records available to the Company, the number of registered holders of the Company's common stock was 469 at
October 31, 2013.

Dividends:

A quarterly dividend of $.11 per share was paid for the fourth quarter of fiscal 2013 to shareholders of record on November 25, 2013. The Company paid quarterly dividends of $.10 per share for the first three quarters of fiscal 2013 and the fourth quarter of fiscal 2012.  The Company paid quarterly dividends of $.09 per share for the first three quarters of fiscal 2012 and the fourth quarter of fiscal 2011.  The Company paid quarterly dividends of $.08 per share for the first three quarters of fiscal 2011 and the fourth quarter of fiscal 2010.

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

Note: Performance graph assumes $100 invested on October 1, 2008 in Matthews International Corporation Common Stock, Standard & Poor's (S&P) 500 Index, S&P MidCap 400 Index and S&P SmallCap 600 Index.  The results are not necessarily indicative of future performance.

ITEM 6. SELECTED FINANCIAL DATA.

	Years Ended September 30,
	2013(1)	2012(2)	2011(3)	2010(4)	2009(5)
	(Amounts in thousands, except per share data)
	(Not Covered by Report of Independent Registered Public Accounting Firm)

Net sales	$985,357	$900,317	$898,821	$821,829	$780,908

Operating profit	95,792	93,577	118,516	116,581	101,011

Interest expense	12,925	11,476	8,241	7,419	12,053

Net income attributable to Matthews shareholders	54,888	55,843	72,372	69,057	57,732

Earnings per common share:
Basic	$1.99	$1.98	$2.47	$2.32	$1.91
Diluted	1.98	1.98	2.46	2.31	1.90

Weighted-average common
shares outstanding:
Basic	27,255	27,753	28,775	29,656	30,245
Diluted	27,423	27,839	28,812	29,706	30,318

Cash dividends per share	$.410	$.370	$.330	$.290	$.265

Total assets	$1,214,927	$1,128,042	$1,097,455	$993,825	$949,653
Long-term debt, non-current	351,068	298,148	299,170	225,256	237,530

(1)
Fiscal 2013 included net unusual charges of approximately $14,095 (pre-tax).  Unusual charges primarily related to strategic cost reduction initiatives, incremental costs related to an ERP implementation in the Cemetery Products segment, acquisition related costs and an impairment charge related to the carrying value of a trade name. The unusual charges were partially offset by a gain on the final settlement of the purchase price of the remaining ownership interest in one of the Company’s subsidiaries and the benefit of adjustments to contingent consideration.

(2)
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

(3)	Fiscal 2011 included the favorable effect of an adjustment of $606 to income tax expense primarily related to changes in estimated tax accruals for open tax periods.
(4)	Fiscal 2010 included the favorable effect of an adjustment of $838 to income tax expense primarily related to changes in estimated tax accruals for open tax periods.
(5)
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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the consolidated financial statements of Matthews and related notes thereto.  In addition, see "Cautionary Statement Regarding Forward-Looking Information" included in Part I of this Annual Report on Form 10-K.

RESULTS OF OPERATIONS:

The following table sets forth sales and operating profit for the Company’s Memorialization and Brand Solutions businesses for each of the last three fiscal years.

	Years Ended September 30,
	2013	2012	2011
Sales:
Memorialization	$517,911	$492,867	$507,342
Brand Solutions	467,446	407,450	391,479
Consolidated	$985,357	$900,317	$898,821

Operating Profit:
Memorialization	$72,931	$63,589	$84,992
Brand Solutions	22,861	29,988	33,524
Consolidated	$95,792	$93,577	$118,516

Comparison of Fiscal 2013 and Fiscal 2012:

Sales for the year ended September 30, 2013 were $985.4 million, compared to $900.3 million for the year ended September 30, 2012.  The increase in fiscal 2013 sales principally reflected higher sales in the Funeral Home Products and Merchandising Solutions segments and the benefit of recent acquisitions.

In the Memorialization businesses, Cemetery Products segment sales for fiscal 2013 were $226.6 million compared to $215.9 million for fiscal 2012.  The increase primarily reflected the full year impact of the acquisition of Everlasting Granite Memorial Co., Inc. (“Everlasting Granite”) in May 2012.  Sales for the Funeral Home Products segment were $242.8 million for fiscal 2013 compared to $230.9 million for fiscal 2012.  The increase principally resulted from higher unit volume and an improvement in product mix.  Sales for the Cremation segment were $48.5 million for fiscal 2013 compared to $46.0 million a year ago.  The increase principally resulted from higher sales of cremation equipment in the U.S. and the benefit of a small U.K. acquisition completed in fiscal 2012, partially offset by lower international sales.  In the Company’s Brand Solutions businesses, sales for the Graphics Imaging segment in fiscal 2013 were $294.6 million, compared to $259.9 million a year ago.  The increase resulted principally from the acquisition of Wetzel Holding AG, Wetzel GmbH and certain related affiliates (collectively, “Wetzel”) in November 2012, partially offset by lower sales volume in the segment’s principal markets due to soft economic conditions, particularly in Europe.  Marking and Fulfillment Systems segment sales for the year ended September 30, 2013 were $93.5 million, compared to $74.6 million for fiscal 2012.  The increase resulted principally from higher sales in the U.S. market and the acquisition of Pyramid Controls, Inc. and its affiliate, Pyramid Control Systems (collectively, “Pyramid”) in December 2012.  Sales for the Merchandising Solutions segment were $79.4 million for fiscal 2013, compared to $73.0 million a year ago.  The improvement was attributable to an increase in sales to several large customers in fiscal 2013.

Gross profit for the year ended September 30, 2013 was $356.5 million, or 36.2% of sales, compared to $336.6 million, or 37.4% of sales, for fiscal 2012.  The increase in fiscal 2013 consolidated gross profit compared to fiscal 2012 reflected higher sales and the benefit of recent acquisitions.  The decrease in gross profit as a percentage of sales primarily reflected lower margins in the Brand Solutions businesses.

ITEM 7.                      MANAGEMENT'S DISCUSSION AND ANALYSIS, (continued)

Selling and administrative expenses for the year ended September 30, 2013 were $260.7 million, or 26.5% of sales, compared to $243.0 million, or 27.0% of sales, for fiscal 2012.  The increase in selling and administrative expenses was attributable to the impacts of recent acquisitions, unusual charges and higher sales in the Funeral Home Products segment.  The reduction in selling and administrative costs as a percent of sales was due primarily to the benefit of adjustments to contingent consideration and the Company’s cost containment efforts in fiscal 2013.  Unusual charges primarily included costs related to strategic cost-structure initiatives, acquisition-related expenses and asset adjustments.

Operating profit for fiscal 2013 was $95.8 million, compared to $93.6 million for fiscal 2012.  The increase in operating profit for fiscal 2013 reflected higher sales and the impact of recent acquisitions, partially offset by net unusual charges totaling approximately $14.1 million in fiscal 2013.  Fiscal 2012 included net unusual charges of approximately $7.8 million.

Cemetery Products segment operating profit for fiscal 2013 was $32.6 million, compared to $33.2 million for fiscal 2012.  The decrease in fiscal 2013 operating profit compared to fiscal 2012 resulted mainly from unusual charges of approximately $5.9 million related to strategic cost-structure initiatives, compared to similar unusual charges in fiscal 2012 of approximately $5.4 million.  Operating profit for the Funeral Home products segment for fiscal 2013 was $37.3 million, compared to $26.5 million for fiscal 2012.  The increase in Funeral Home Products segment operating profit for fiscal 2013 primarily reflected the impact of higher sales, the benefit of improved production and distribution efficiencies and the benefit of adjustments to contingent consideration. These increases were partially offset by unusual charges related to strategic cost-structure initiatives.  Fiscal 2012 also included the benefit of adjustments to contingent consideration, partially offset by unusual charges for severance.  Net unusual items for the Funeral Home Products segment were approximately the same aggregate amount in fiscal 2013 and 2012.  Cremation segment operating profit for the year ended September 30, 2013 was $3.1 million, compared to $3.9 million a year ago.  Fiscal 2013 operating profit reflected the impact of higher sales in the U.S. market, partially offset by lower sales in the European and U.K. markets.  In addition, Cremation segment fiscal 2013 operating profit included unusual charges related to strategic cost-structure initiatives.  Graphics Imaging segment operating profit for fiscal 2013 was $9.7 million, compared to $14.8 million for 2012.  The decrease in fiscal 2013 reflected lower sales (excluding the Wetzel acquisition) and the unfavorable impact of unusual items of approximately $6.3 million.  The unusual charges related to acquisition activities and strategic initiatives, and an impairment charge related to the carrying value of a trade name.  Graphics Imaging segment operating profit in fiscal 2012 included net unusual charges of approximately $3.4 million primarily related to acquisition activities and severance costs, partially offset by the benefit of an adjustment to contingent consideration.  Operating profit for the Marking and Fulfillment Systems segment for fiscal 2013 was $8.9 million, compared to $10.1 million a year ago.  The decrease in Marking and Fulfillment Systems segment operating profit principally reflected the impact of unusual charges related to cost-structure strategic initiatives, partially offset by the benefit of the Pyramid acquisition and higher sales in the U.S. The Merchandising Solutions segment operating profit was $4.3 million for fiscal 2013, compared to $5.1 million for fiscal 2012.  The decrease principally reflected the impact of higher sales, offset by an increase in employee-related costs and unusual charges related to strategic cost-structure initiatives.

Investment income for the year ended September 30, 2013 was $2.3 million, compared to $3.9 million for the year ended September 30, 2012.  The decrease principally reflected lower rates of return on investments held in trust for certain of the Company’s benefit plans.  Interest expense for fiscal 2013 was $12.9 million, compared to $11.5 million last year.  The increase in interest expense reflected higher average debt levels.

Other income (deductions), net, for the year ended September 30, 2013 represented a decrease in pre-tax income of $3.7 million, compared to a decrease in pre-tax income of $2.1 million in 2012.  Other income and deductions generally include banking-related fees and the impact of currency gains or losses on certain intercompany debt.

ITEM 7.                      MANAGEMENT'S DISCUSSION AND ANALYSIS, (continued)

The Company's effective tax rate for fiscal 2013 was 32.7%, compared to 34.2% for fiscal 2012. Fiscal 2012 included the favorable impact of adjustments totaling $528,000 in income tax expense primarily related to changes in the estimated tax accruals for open tax periods.  Excluding this adjustment from fiscal 2012, the Company’s effective tax rate was 34.8%.  The decrease in the fiscal 2013 effective tax rate, compared to fiscal 2012 primarily reflected the impact of the Company’s European tax structure initiatives, including the fiscal 2013 benefit of a European tax loss carryback. The difference between the Company's effective tax rate and the Federal statutory rate of 35.0% primarily reflected the impact of state taxes, offset by lower foreign income taxes.

Net earnings attributable to noncontrolling interest represented a loss of $116,000 for fiscal 2013, compared to a loss of $639,000 in fiscal 2012.  The decrease related principally to higher operating income recorded by the Company’s Turkish operation in fiscal 2013.

Comparison of Fiscal 2012 and Fiscal 2011:

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

In the Memorialization businesses, Cemetery Products segment sales for fiscal 2012 were $215.9 million compared to $224.8 million for fiscal 2011.  The decrease primarily reflected lower sales of memorial products in North America, a decrease in mausoleum sales and the unfavorable impact of changes in foreign currencies against the U.S. dollar.  These declines were partially offset by the acquisition of Everlasting Granite in May 2012.  Sales for the Funeral Home Products segment were $230.9 million for fiscal 2012 compared to $243.3 million for fiscal 2011, which principally resulted from a reduction in sales volume. Lower sales volume of bronze memorials and caskets reflected the impact of a decline in the estimated number of casketed and in-ground burial (non-cremation) deaths compared to the prior year.  Sales for the Cremation segment were $46.0 million for fiscal 2012 compared to $39.3 million for fiscal 2011.  The increase principally resulted from higher sales of cremation equipment, primarily in the U.S., partially offset by the unfavorable impact of changes in foreign currency values.  In the Company’s Brand Solutions businesses, sales for the Graphics Imaging segment in fiscal 2012 were $259.9 million, compared to $269.0 million for fiscal 2011.  The decrease resulted principally from lower sales in the European market, and the unfavorable impact of changes in foreign currency values against the U.S. dollar. These declines were partially offset by the impact of the acquisition of Kroma Pre-Press Preparation Systems Industry & Trade, Inc. (“Kroma”) which was purchased in July 2011.  Marking and Fulfillment Systems segment sales for the year ended September 30, 2012 were $74.6 million, compared to $61.9 million for fiscal 2011.  The increase was principally due to higher equipment sales and the full year impact of two small acquisitions completed in fiscal 2011, partially offset by the unfavorable impact of changes in foreign currency values.  Sales for the Merchandising Solutions segment were $73.0 million for fiscal 2012, compared to $60.6 million for fiscal 2011.  The improvement was attributable to an increase in sales to several large customers in fiscal 2012.

Gross profit for the year ended September 30, 2012 was $336.6 million, or 37.4% of sales, compared to $351.7 million, or 39.1% of sales, for fiscal 2011.  The decreases in fiscal 2012 consolidated gross profit and gross profit as a percentage of sales compared to fiscal 2011 reflected lower sales, higher commodity costs, and unusual charges in several of the Company’s segments.  The unusual charges related primarily to severance costs in several of the Company’s businesses as a result of cost structure initiatives and incremental costs related to the Company’s ERP implementation in the Cemetery Products segment.

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

Cemetery Products segment operating profit for fiscal 2012 was $33.2 million, compared to $52.5 million for fiscal 2011.  The decrease in fiscal 2012 operating profit compared to fiscal 2011 reflected lower sales, higher bronze ingot costs, the unfavorable impact of changes in foreign currency values and net unusual charges of approximately $5.4 million related to severance and ERP implementation costs.  Operating profit for the Funeral Home products segment for fiscal 2012 was $26.5 million, compared to $29.0 million for fiscal 2011.  The decrease in Funeral Home Products segment operating profit for fiscal 2012 primarily reflected the impact of lower sales, higher commodity (primarily fuel) costs and unusual charges of approximately $1.7 million related to severance costs.  These declines were partially offset by the benefit of selling and distribution cost structure initiatives and an adjustment to the liability for contingent consideration.  Cremation segment operating profit for the year ended September 30, 2012 was $3.9 million, compared to $3.5 million for fiscal 2011.  Fiscal 2012 operating profit reflected higher sales in the U.S. market, partially offset by lower margins on sales in the European market.  Graphics Imaging segment operating profit for fiscal 2012 was $14.8 million, compared to $22.4 million for fiscal 2011.  The decrease in fiscal 2012 reflected lower sales, and unusual charges of approximately $5.1 million related to severance costs and the unfavorable impact of changes in foreign currency values.  The unusual charges related primarily to severance and acquisition-related costs.  The declines were partially offset by an adjustment to the liability for contingent consideration and a gain on the sale of a business investment in China.  Operating profit for the Marking and Fulfillment Systems segment for fiscal 2012 was $10.1 million, compared to $7.8 million for fiscal 2011.  The increase in Marking and Fulfillment Systems segment operating profit principally reflected the impact of acquisitions and higher sales. The Merchandising Solutions segment operating profit was $5.1 million for fiscal 2012, compared to $3.3 million for fiscal 2011.  The increase principally reflected the impact of higher sales.

Investment income for the year ended September 30, 2012 was $3.9 million, compared to $1.4 million for the year ended September 30, 2011.  The increase principally reflected increases in the market value of investments held in trust for certain of the Company’s benefit plans.  Interest expense for fiscal 2012 was $11.5 million, compared to $8.2 million for fiscal 2011.  The increase in interest expense reflected higher average debt levels.

Other income (deductions), net, for the year ended September 30, 2012 represented a decrease in pre-tax income of $2.1 million, compared to an increase in pre-tax income of $298,000 in fiscal 2011.  Other income and deductions generally include banking-related fees and the impact of currency gains or losses on certain intercompany debt.

The Company's effective tax rate for fiscal 2012 was 34.2%, compared to 34.4% for fiscal 2011. Fiscal 2012 and 2011 included the favorable impact of adjustments totaling $528,000 and $606,000, respectively, in income tax expense primarily related to changes in the estimated tax accruals for open tax periods.  Excluding these adjustments from both periods, the Company’s effective tax rate was 34.8% for fiscal year 2012 and 35.0% for fiscal 2011. The decrease in the fiscal 2012 effective tax rate, compared to fiscal 2011 primarily reflected the impact of the Company’s European tax structure initiatives. The difference between the Company's effective tax rate and the Federal statutory rate of 35.0% primarily reflected the impact of state taxes, offset by lower foreign income taxes.

ITEM 7.                      MANAGEMENT'S DISCUSSION AND ANALYSIS, (continued)

Net earnings attributable to noncontrolling interest was a loss of $639,000 for fiscal 2012, compared to net income of $1.1 million in fiscal 2011.  The decrease related principally to the Company’s acquisition of the remaining 22% interest in Saueressig GmbH & Co. KG (“Saueressig”) in April 2011 and a net loss recorded by the Company’s Turkish operation in fiscal 2012.

LIQUIDITY AND CAPITAL RESOURCES:

Net cash provided by operating activities was $109.3 million for the year ended September 30, 2013, compared to $83.3 million and $97.8 million for fiscal 2012 and 2011, respectively.  Operating cash flow for fiscal 2013 principally included net income adjusted for depreciation and amortization, stock-based compensation expense, and an increase in deferred taxes, partially offset by an increase in working capital items (primarily accounts receivable and inventory) and a cash contribution of $2.5 million to the Company’s principal pension plan.  Operating cash flow for fiscal 2012 principally included net income adjusted for depreciation and amortization, stock-based compensation expense, and an increase in deferred taxes, partially offset by an increase in working capital items (primarily accounts receivable and inventory) and a cash contribution of $5.0 million to the Company’s principal pension plan.  Operating cash flow for fiscal 2011 primarily reflected net income adjusted for depreciation and amortization, stock-based compensation expense, and an increase in deferred taxes, partially offset by a net increase in working capital items.  In addition the Company made a cash contribution of $9.0 million to its principal pension plan.

Cash used in investing activities was $98.6 million for the year ended September 30, 2013, compared to $45.3 million and $106.8 million for fiscal years 2012 and 2011, respectively. Investing activities for fiscal 2013 primarily included payments (net of cash acquired) of $74.0 million for acquisitions and $24.9 million for capital expenditures.  Investing activities for fiscal 2012 primarily reflected capital expenditures of $33.2 million and payments (net of cash acquired) of $12.5 million for acquisitions.  Investing activities for fiscal 2011 primarily reflected payments (net of cash acquired) of $84.4 million for acquisitions and capital expenditures of $22.4 million.

Capital expenditures were $24.9 million for the year ended September 30, 2013, compared to $33.2 million and $22.4 million for fiscal 2012 and 2011, respectively.  Capital expenditures in fiscal 2012 were higher due to new investments in gravure equipment in Germany and Turkey and investments in ERP and e-commerce systems.  Capital expenditures in each of the last three fiscal years reflected reinvestments in the Company's business segments and were made primarily for the purchase of new manufacturing machinery, equipment and facilities designed to improve product quality, increase manufacturing efficiency, lower production costs and meet regulatory requirements.  Capital expenditures for the last three fiscal years were primarily financed through operating cash.

Capital spending for property, plant and equipment has averaged $26.9 million for the last three fiscal years.  Capital spending for fiscal 2014 is currently expected to be approximately $30.0 million.  The Company expects to generate sufficient cash from operations to fund all anticipated capital spending projects.

Cash used in financing activities for the year ended September 30, 2013 was $11.8 million, reflecting proceeds, net of repayments, on long-term debt of $32.2 million, purchases of treasury stock of $21.6 million, payment of contingent consideration of $11.3 million and payment of dividends to the Company’s shareholders of $11.3 million ($0.41 per share).  Cash used in financing activities for the year ended September 30, 2012 was $41.0 million, reflecting purchases of treasury stock of $31.0 million, and payment of dividends to the Company’s shareholders of $10.3 million ($0.37 per share).  Cash provided by financing activities for the year ended September 30, 2011 was $10.4 million, reflecting proceeds, net of repayments, on long-term debt of $68.9 million, purchases of treasury stock of $44.6 million, proceeds from the sale of treasury stock (stock option exercises) of $1.9 million, payment of dividends to the Company’s shareholders of $9.6 million ($0.33 per share) and distributions of $6.2 million to noncontrolling interests.

The Company has a domestic Revolving Credit Facility with a syndicate of financial institutions.  In July 2013, the maximum amount of borrowings available under the facility was increased from $400.0 million to $500.0 million and the facility’s maturity was extended to July 2018.  Borrowings under the amended facility bear interest at LIBOR plus a factor ranging from .75% to 1.25% based on the Company’s leverage ratio.  The leverage ratio is defined as net indebtedness divided by EBITDA (earnings before interest, taxes, depreciation and amortization).  The Company is required to pay an annual commitment fee ranging from .15% to .25% (based on the Company’s leverage ratio) of the unused portion of the facility.

ITEM 7.                      MANAGEMENT'S DISCUSSION AND ANALYSIS, (continued)

The Revolving Credit Facility requires the Company to maintain certain leverage and interest coverage ratios.  A portion of the facility (not to exceed $25.0 million) is available for the issuance of trade and standby letters of credit. Outstanding borrowings on the Revolving Credit Facility at September 30, 2013 and 2012 were $305.0 million and $281.3 million, respectively.  The weighted-average interest rate on outstanding borrowings at September 30, 2013 and 2012 was 2.81% and 2.83%, respectively.

The Company has entered into the following interest rate swaps:

Effective Date	Amount	Fixed Interest Rate	Interest Rate Spread at September 30, 2013	Maturity Date
May 2011	$25 million	1.37%	1.25%	May 2014
October 2011	25 million	1.67%	1.25%	October 2015
November 2011	25 million	2.13%	1.25%	November 2014
March 2012	25 million	2.44%	1.25%	March 2015
June 2012	40 million	1.88%	1.25%	June 2022
August 2012	35 million	1.74%	1.25%	June 2022
September 2012	25 million	3.03%	1.25%	December 2015
September 2012	25 million	1.24%	1.25%	March 2017
November 2012	25 million	1.33%	1.25%	November 2015

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

The fair value of the interest rate swaps reflected an unrealized loss, net of unrealized gains, of $908,000 ($554,000 after tax) and $9.1 million ($5.6 million after tax) at September 30, 2013 and 2012, respectively, that is included in equity as part of accumulated other comprehensive loss.  Assuming market rates remain constant with the rates at September 30, 2013, a loss (net of tax) of approximately $1.6 million included in accumulated other comprehensive loss is expected to be recognized in earnings as an adjustment to interest expense over the next twelve months.

In March 2013, the Company, through certain of its European subsidiaries, entered into a credit facility with a bank.  The maximum amount of borrowings available under this facility is 25.0 million Euros ($33.8 million). Outstanding borrowings under the credit facility totaled 22.5 million Euros ($30.4 million) at September 30, 2013.  The weighted-average interest rate on outstanding borrowings under the facility at September 30, 2013 was 1.37%.

The Company, through its German subsidiary, Saueressig, has several loans with various European banks.  Outstanding borrowings on these loans totaled 1.7 million Euros ($2.3 million) and 8.2 million Euros ($10.5 million) at September 30, 2013 and 2012, respectively.  The weighted-average interest rate on outstanding borrowings of Saueressig at September 30, 2013 and 2012 was 4.04% and 6.10%, respectively.

The Company, through its wholly-owned subsidiary Matthews International S.p.A., has several loans with various Italian banks. Outstanding borrowings on these loans totaled 5.1 million Euros ($6.9 million) and 6.3 million Euros ($8.1 million) at September 30, 2013 and 2012, respectively.  Matthews International S.p.A. also has four lines of credit totaling 11.4 million Euros ($15.4 million) with the same Italian banks.  Outstanding borrowings on these lines were 5.6 million Euros ($7.6 million) and 3.4 million Euros ($4.3 million) at September 30, 2013 and 2012, respectively.  The weighted-average interest rate on outstanding Matthews International S.p.A. borrowings at September 30, 2013 and 2012 was 3.16% and 3.08%, respectively.

The Company has a stock repurchase program.  Under the current authorization, the Company's Board of Directors has authorized the repurchase of a total of 2,500,000 shares of Matthews’ common stock under the program, of which 1,194,670 shares remain available for repurchase as of September 30, 2013.  The buy-back program is designed to increase shareholder value, enlarge the Company's holdings of its common stock, and add to earnings per share.  Repurchased shares may be retained in treasury, utilized for acquisitions, or reissued to employees or other purchasers, subject to the restrictions of the Company’s Restated Articles of Incorporation.

ITEM 7.                      MANAGEMENT'S DISCUSSION AND ANALYSIS, (continued)

At September 30, 2013, approximately $46.6 million of cash and cash equivalents were held by international subsidiaries whose undistributed earnings are considered permanently reinvested. The Company’s intent is to reinvest these funds in our international operations and current plans do not demonstrate a need to repatriate them to fund U.S. operations. If the Company decides at a later date to repatriate these funds to the U.S., it would be required to provide taxes on these amounts based on the applicable U.S. tax rates net of credits for foreign taxes already paid.

Consolidated working capital was $222.0 million at September 30, 2013, compared to $212.5 million at September 30, 2012.  The increase in working capital at September 30, 2013 primarily reflected higher accounts receivable, an increase in accrued compensation and a decrease in the current portion of estimated contingent consideration related to acquisitions.  Cash and cash equivalents were $58.0 million at September 30, 2013, compared to $58.3 million at September 30, 2012.  The Company's current ratio was 2.2 at September 30, 2013 and 2012.

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

At September 30, 2013, an accrual of approximately $5.3 million had been recorded for environmental remediation (of which $1.2 million was classified in other current liabilities), representing management's best estimate of the probable and reasonably estimable costs of the Company's known remediation obligations.  The accrual, which reflects previously established reserves assumed with the acquisition of York and additional reserves recorded as a purchase accounting adjustment, does not consider the effects of inflation and anticipated expenditures are not discounted to their present value.  Changes in the accrued environmental remediation obligation from the prior fiscal year reflect payments charged against the accrual.

While final resolution of these contingencies could result in costs different than current accruals, management believes the ultimate outcome will not have a significant effect on the Company's consolidated results of operations or financial position.

ACQUISITIONS:

Fiscal 2013:

Acquisition spending, net of cash acquired, during the year ended September 30, 2013 totaled $74.0 million.  The acquisitions were not individually significant to the Company’s consolidated financial position or results of operations, and primarily included the following:

In April 2013, the Company completed the purchase of the remaining 20% interest in Tact Group Limited (“Tact”).  The Company had acquired an 80% interest in Tact in July 2009.

In March 2013, the Company completed the purchase of the remaining 38.5% interest in Kroma, completing the option arrangement in connection with the July 2011 acquisition of a 61.5% interest in Kroma.

ITEM 7.                      MANAGEMENT'S DISCUSSION AND ANALYSIS, (continued)

In March 2013, the Company completed the purchase of the remaining 20% interest in Furnace Construction Cremators Limited (“FCC”).  The Company had acquired an 80% interest in FCC in March 2010.

In December 2012, the Company acquired Pyramid, a provider of warehouse control systems and conveyor control solutions for distribution centers.  The acquisition is designed to expand Matthews' fulfillment products and services in the warehouse management market.   The initial purchase price for the transaction was $26.2 million, plus potential additional consideration up to $3.7 million based on future operating results.

In November 2012, the Company acquired Wetzel, a leading European provider of pre-press services and gravure printing forms, with manufacturing operations in Germany and Poland.  Wetzel’s products and services are sold primary within Europe, and the acquisition is designed to expand Matthews' products and services in the global graphics imaging market.  The purchase price for Wetzel was 42.6 million Euros ($54.7 million) on a cash-free, debt-free basis.

The Company has completed the allocation of purchase price for all acquisitions.

Fiscal 2012:

Acquisition spending, net of cash acquired, during the year ended September 30, 2012 totaled $12.5 million.  The acquisitions were not individually material to the Company’s consolidated financial position or results of operations, and primarily included the following:

In May 2012, the Company acquired Everlasting Granite, a supplier of granite memorials, columbariums and private mausoleum estates. The transaction is intended to expand the Company’s presence and product breadth in the granite memorial business.

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

In October 2010, the Company acquired Freeman Metal Products, Inc. and its affiliated companies (collectively, “Freeman”), a manufacturer and distributor of caskets.  The purchase price for the acquisition was $22.8 million, plus additional consideration up to $6.0 million contingent on operating performance over the next three years.  The transaction is intended to provide synergies in the manufacturing and distribution of caskets and expand the Company’s market presence in the Southeast and South Central regions of the United States.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS, (continued)

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

In developing the Company’s expectations for fiscal 2014, the following significant factors were considered.
•
Strategic cost-structure initiatives, particularly with respect to lean and sourcing, will continue, as will the unusual costs associated with the initiatives.  Benefits related to strategic initiatives began to be realized late in fiscal 2013 and the Company expects such benefits to continue in fiscal 2014.

•	The increase in the number of U.S. deaths that impacted the Memorialization businesses in fiscal 2013 are expected to moderate, suggesting a flat to slightly lower casketed death rate for fiscal 2014.
•	Challenges resulting from the European economic weakness are expected to continue which will impact the Company’s European businesses.
•	Recent acquisitions are expected to contribute to fiscal 2014 results.

Based on the aforementioned, excluding unusual costs, the Company is projecting growth in fiscal 2014 earnings per share over fiscal 2013. With respect to quarterly earnings projections, we expect lower earnings for the fiscal 2014 first quarter, with year-over-year growth projected for the remainder of the fiscal year.

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

The Company's significant accounting policies are included in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.  Management believes that the application of these policies on a consistent basis enables the Company to provide useful and reliable financial information about the Company's operating results and financial condition.  The following accounting policies involve significant estimates, which were considered critical to the preparation of the Company's consolidated financial statements for the year ended September 30, 2013.

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

Goodwill is not amortized, but is subject to periodic review for impairment.  In general, when the carrying value of a reporting unit exceeds its implied fair value, an impairment loss must be recognized.  For purposes of testing for impairment, the Company uses a combination of valuation techniques, including discounted cash flows.  Intangible assets are amortized over their estimated useful lives, unless such lives are considered to be indefinite.  A significant decline in cash flows generated from these assets may result in a write-down of the carrying values of the related assets.  The Company performed its annual impairment reviews in the second quarters of fiscal 2013, 2012 and 2011 and determined that no adjustments to the carrying values of goodwill were necessary at those times. As discussed under “Results of Operations”, recent economic conditions in Europe have unfavorably impacted the operating results of the Graphics Imaging segment.  Consequently, the Graphics Imaging reporting unit’s implied fair value is approaching the unit’s carrying value.  If the segment’s operating results deteriorate further, an impairment charge could be required in future periods.

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

Share-Based Payment:

Stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the employee requisite service period.  A binomial lattice model is utilized to determine the fair value of awards.

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

The Company's principal pension plan maintains a substantial portion of its assets in equity securities in accordance with the investment policy established by the Company’s pension board.  Based on an analysis of the historical performance of the plan's assets and information provided by its independent investment advisor, the Company set the long-term rate of return assumption for these assets at 8.0% at September 30, 2013 for purposes of determining pension cost and funded status.   The Company’s discount rate assumption used in determining the present value of the projected benefit obligation is based upon published indices as of September 30, 2013 and September 30, 2012 for the fiscal year end valuation. The discount rate was 5.00%, 4.00% and 4.75% in fiscal 2013, 2012 and 2011, respectively.

Environmental:

Environmental liabilities are recorded when the Company's obligation is probable and reasonably estimable.  Accruals for losses from environmental remediation obligations do not consider the effects of inflation and anticipated expenditures are not discounted to their present value.

ITEM 7.              MANAGEMENT'S DISCUSSION AND ANALYSIS, (continued)

Income Taxes:

Deferred tax assets and liabilities are provided for the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse.  Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized.  Deferred income taxes for U.S. tax purposes have not been provided on certain undistributed earnings of foreign subsidiaries, as such earnings are considered to be reinvested indefinitely.  To the extent earnings are expected to be returned in the foreseeable future, the associated deferred tax liabilities are provided.  The Company has not determined the deferred tax liability associated with these undistributed earnings, as such determination is not practicable.

Revenue Recognition:

Revenues are generally recognized when title and risk of loss pass to the customer, which is typically at the time of product shipment.  For pre-need sales of memorials and vases, revenue is recognized when the memorial has been manufactured to the customer’s specifications (e.g., name and birth date), title has been transferred to the customer and the memorial and vase are placed in storage for future delivery.  A liability has been recorded for the estimated costs of finishing pre-need bronze memorials and vases that have been manufactured and placed in storage prior to July 1, 2003 for future delivery.  Beginning July 1, 2003, revenue is deferred by the Company on the portion of pre-need sales attributable to the final finishing and storage of the pre-need merchandise.  Deferred revenue for final finishing is recognized at the time the pre-need merchandise is finished and shipped to the customer.  Deferred revenue related to storage is recognized on a straight-line basis over the estimated average time that pre-need merchandise is held in storage.  At September 30, 2013, the Company held 323,708 memorials and 228,936 vases in its storage facilities under the pre-need sales program.

Construction revenues are recognized under the percentage-of-completion method of accounting using the cost-to-cost method.

The Company offers rebates to certain customers participating in volume purchase programs.  Rebates are estimated and recorded as a reduction in sales at the time the Company’s products are sold.

LONG-TERM CONTRACTUAL OBLIGATIONS AND COMMITMENTS:

The following table summarizes the Company’s contractual obligations at September 30, 2013, and the effect such obligations are expected to have on its liquidity and cash flows in future periods.

	Payments due in fiscal year:
					After
	Total	2014	2015 to 2016	2017 to 2018	2018
Contractual Cash Obligations:	(Dollar amounts in thousands)
Revolving credit facility	$335,420	$-	$30,420	$305,000	$-
Notes payable to banks	21,530	13,068	6,997	1,465	-
Short-term borrowings	7,639	7,639	-	-	-
Capital lease obligations	10,658	2,160	2,799	1,859	3,840
Non-cancelable operating leases	24,325	10,048	10,147	2,284	1,846
Total contractual cash obligations	$399,572	$32,915	$50,363	$310,608	$5,686

A significant portion of the loans included in the table above bear interest at variable rates. At September 30, 2013, the weighted-average interest rate was 2.81% on the Company’s domestic Revolving Credit Facility, 1.37% on the credit facility through the Company’s European subsidiaries, 4.04% on bank loans to its wholly-owned subsidiary, Saueressig, and 3.16% on bank loans to the Company’s wholly-owned subsidiary, Matthews International S.p.A.

Benefit payments under the Company’s principal retirement plan are made from plan assets, while benefit payments under the supplemental retirement plan and postretirement benefit plan are funded from the Company’s operating cash. Under I.R.S. regulations, the Company was not required to make any significant contributions to its principal retirement plan in fiscal 2013, however, in fiscal 2013, the Company made a contribution of $2.5 million to its principal retirement plan.

ITEM 7.                      MANAGEMENT'S DISCUSSION AND ANALYSIS, (continued)

The Company is not required to make any significant cash contributions to its principal retirement plan in fiscal 2014.  The Company estimates that benefit payments to participants under its retirement plans (including its supplemental retirement plan) and postretirement benefit payments will be approximately $7.1 million and $926,000, respectively, in fiscal 2014.  The amounts are expected to increase incrementally each year thereafter, to $9.1 million and $1.2 million, respectively, in 2018.  The Company believes that its current liquidity sources, combined with its operating cash flow and borrowing capacity, will be sufficient to meet its capital needs for the foreseeable future.

In connection with several recent acquisitions, the Company has recorded contingent consideration of approximately $3.7 million.  The fair value of the contingent consideration is expected to be settled in fiscal 2014.

Unrecognized tax benefits are positions taken, or expected to be taken, on an income tax return that may result in additional payments to tax authorities.  If a tax authority agrees with the tax position taken, or expected to be taken, or the applicable statute of limitations expires, then additional payments will not be necessary.  As of September 30, 2013, the Company had unrecognized tax benefits, excluding penalties and interest, of approximately $4.5 million.  The timing of potential future payments related to the unrecognized tax benefits is not presently determinable.

INFLATION:

Except for the volatility in the cost of bronze ingot, steel and fuel (see “Results of Operations”), inflation has not had a material impact on the Company over the past three years nor is it anticipated to have a material impact for the foreseeable future.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

On February 5, 2013, the Financial Accounting Standard Board issued Accounting Standards Update No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). ASU 2013-02 requires companies to present information about reclassification adjustments from accumulated other comprehensive income, including the amount of the reclassification and the income statement line items affected by the reclassification. The information must be presented in the financial statements in a single note or on the face of the financial statements. ASU 2013-02 is effective for annual periods beginning after December 15, 2012, and interim periods within those annual periods.  This standard will be adopted by the Company for the quarter ended December 31, 2013.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

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

The Company has entered into the following interest rate swaps:
Effective Date	Amount	Fixed Interest Rate	Interest Rate Spread at September 30, 2013	Maturity Date
May 2011	$25 million	1.37%	1.25%	May 2014
October 2011	25 million	1.67%	1.25%	October 2015
November 2011	25 million	2.13%	1.25%	November 2014
March 2012	25 million	2.44%	1.25%	March 2015
June 2012	40 million	1.88%	1.25%	June 2022
August 2012	35 million	1.74%	1.25%	June 2022
September 2012	25 million	3.03%	1.25%	December 2015
September 2012	25 million	1.24%	1.25%	March 2017
November 2012	25 million	1.33%	1.25%	November 2015

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK, (continued)

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

The fair value of the interest rate swaps reflected an unrealized net loss of $908,000 ($554,000 after tax) at September 30, 2013 that is included in equity as part of accumulated other comprehensive loss.  A decrease of 10% in market interest rates (e.g. a decrease from 5.0% to 4.5%) would result in an increase of approximately $926,000 in the fair value liability of the interest rate swaps.

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

Foreign Currency Exchange Rates - The Company is subject to changes in various foreign currency exchange rates, primarily including the Euro, British Pound, Canadian Dollar, Australian Dollar, Swedish Krona, Chinese Yuan, Hong Kong Dollar, Polish Zloty, Turkish Lira and Vietnamese Dong in the conversion from local currencies to the U.S. dollar of the reported financial position and operating results of its non-U.S. based subsidiaries.  An adverse change (strengthening dollar) of 10% in exchange rates would have resulted in a decrease in reported sales of $38.2 million and a decrease in reported operating income of $2.9 million for the year ended September 30, 2013.

Actuarial Assumptions - The most significant actuarial assumptions affecting pension expense and pension obligations include the valuation of retirement plan assets, the discount rate and the estimated return on plan assets.  The estimated return on plan assets is currently based upon projections provided by the Company’s independent investment advisor, considering the investment policy of the plan and the plan’s asset allocation.  The fair value of plan assets and discount rate are “point-in-time” measures, and the recent volatility of the debt and equity markets makes estimating future changes in fair value of plan assets and discount rates more challenging.  The following table summarizes the impact on the September 30, 2013 actuarial valuations of changes in the primary assumptions affecting the Company’s retirement plans and supplemental retirement plan.

	Impact of Changes in Actuarial Assumptions
	Change in Discount Rate		Change in Expected Return		Change in Market Value of Assets
	+1%	-1%	+1%	-1%	+5%	-5%
			(Dollar amounts in thousands)
Increase (decrease) in net benefit cost	$ (2,394)	$ 3,163	$(1,204)	$1,204	$(1,097)	$1,097

Increase (decrease) in projected benefit obligation	(23,348)	30,054

Increae (decrease) in funded status	23,348	(30,054)			6,219	(6,219)

				-	-	-

			-	-

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Description	Pages

Management’s Report to Shareholders	33

Report of Independent Registered Public Accounting Firm	34-35

Financial Statements:

Consolidated Balance Sheets as of September 30, 2013 and 2012	36-37

Consolidated Statements of Income for the years ended September 30, 2013, 2012 and 2011	38

Consolidated Statements of Comprehensive Income for the years ended September 30, 2013, 2012 and 2011	39

Consolidated Statements of Shareholders' Equity for the years ended September 30, 2013, 2012 and 2011	40

Consolidated Statements of Cash Flows for the years ended September 30, 2013, 2012 and 2011	41

Notes to Consolidated Financial Statements	42-66

Supplementary Financial Information (unaudited)	67

Financial Statement Schedule – Schedule II-Valuation and Qualifying
Accounts for the years ended September 30, 2013, 2012 and 2011	68

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

Wetzel Holding AG, Wetzel GmbH and certain related affiliates (collectively, “Wetzel”) has been excluded from management’s assessment of internal control over financial reporting as of September 30, 2013, because it was acquired by the Company in a purchase business combination in November 2012.  Wetzel is a 100% owned subsidiary whose total assets and total sales represent approximately 6% and 4%, respectively, of the related consolidated financial statement amounts of the Company as of and for the year ended September 30, 2013.  The operations of Pyramid Controls, Inc. and its affiliate, Pyramid Control Systems (collectively, “Pyramid”) have been excluded from management’s assessment of internal control over financial reporting as of September 30, 2013, because Pyramids assets were acquired by the Company in a purchase business combination in December 2012.  Pyramid’s total assets and total sales represent approximately 3% and 2%, respectively, of the related consolidated financial statement amounts of the Company as of and for the year ended September 30, 2013.

Based on its assessment, management has concluded that the Company maintained effective internal control over financial reporting as of September 30, 2013, based on criteria in Internal Control – Integrated Framework issued by the COSO. The effectiveness of the Company’s internal control over financial reporting as of September 30, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Management’s Certifications

The certifications of the Company’s Chief Executive Officer and Chief Financial Officer required by the Sarbanes-Oxley Act have been included as Exhibits 31 and 32 in the Company’s Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
   Matthews International Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Matthews International Corporation and its subsidiaries at September 30, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2013 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 8.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (continued)

As described in “Management’s Report to Shareholders”, management has excluded Wetzel Holding AG, Wetzel GmbH and certain related affiliates (collectively, "Wetzel") from its assessment of internal control over financial reporting as of September 30, 2013 because it was acquired by the Company in a purchase business combination in November 2012.  We have also excluded Wetzel from our audit of internal control over financial reporting.  Wetzel is a 100% owned subsidiary whose total assets and total sales represent approximately 6% and 4%, respectively, of the related consolidated financial statement amounts of the Company as of and for the year ended September 30, 2013.

As described in “Management’s Report to Shareholders”, management has excluded Pyramid Controls, Inc. and its affiliate, Pyramid Control Systems (collectively, "Pyramid") from its assessment of internal control over financial reporting as of September 30, 2013 because Pyramid’s assets were acquired by the Company in a purchase business combination in December 2012.  We have also excluded Pyramid from our audit of internal control over financial reporting.  Pyramid’s total assets and total sales represent approximately 3% and 2%, respectively, of the related consolidated financial statement amounts of the Company as of and for the year ended September 30, 2013.

/s/PricewaterhouseCoopers LLP

Pittsburgh, Pennsylvania
November 27, 2013

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
September 30, 2013 and 2012
(Dollar amounts in thousands, except per share data)

ASSETS	2013	2012
Current assets:
Cash and cash equivalents	$57,986	$58,259
Accounts receivable, net of allowance for doubtful accounts of $10,009 and $11,177, respectively	188,405	174,632
Inventories	130,768	130,690
Deferred income taxes	9,826	9,814
Other current assets	18,997	19,950

Total current assets	405,982	393,345

Investments	22,288	18,842

Property, plant and equipment, net	180,731	144,049

Deferred income taxes	1,871	24,527

Other assets	14,402	12,083

Goodwill	524,551	476,181

Other intangible assets, net	65,102	59,015

Total assets	$1,214,927	$1,128,042

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS, continued
September 30, 2013 and 2012
(Dollar amounts in thousands, except per share data)

LIABILITIES AND SHAREHOLDERS' EQUITY	2013	2012
Current liabilities:
Long-term debt, current maturities	$22,614	$21,566
Trade accounts payable	45,232	44,294
Accrued compensation	41,916	30,222
Accrued income taxes	5,910	7,632
Customer prepayments	13,531	15,883
Contingent consideration	3,726	13,298
Other current liabilities	51,077	47,978
Total current liabilities	184,006	180,873

Long-term debt	351,068	298,148

Accrued pension	61,642	78,563

Postretirement benefits	17,956	27,725

Deferred income taxes	20,332	18,624

Other liabilities	26,993	33,194
Total liabilities	661,997	637,127

Arrangement with noncontrolling interest	-	10,481

Commitments and contingencies

Shareholders' equity-Matthews:
Class A common stock, $1.00 par value; authorized 70,000,000 shares; 36,333,992 shares issued	36,334	36,334
Preferred stock, $100 par value, authorized 10,000 shares, none issued	-	-
Additional paid-in capital	47,315	47,893
Retained earnings	775,762	727,176
Accumulated other comprehensive loss	(26,940)	(65,083)
Treasury stock, 9,083,910 and 8,711,924 shares, respectively, at cost	(283,006)	(268,499)
Total shareholders' equity-Matthews	549,465	477,821
Noncontrolling interests	3,465	2,613
Total shareholders' equity	552,930	480,434

Total liabilities and shareholders' equity	$1,214,927	$1,128,042

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
for the years ended September 30, 2013, 2012 and 2011
(Dollar amounts in thousands, except per share data)

	2013	2012	2011
Sales	$985,357	$900,317	$898,821
Cost of sales	(628,839)	(563,747)	(547,161)

Gross profit	356,518	336,570	351,660

Selling expense	(105,963)	(103,659)	(99,251)
Administrative expense	(154,763)	(139,334)	(133,893)

Operating profit	95,792	93,577	118,516

Investment income	2,284	3,891	1,443
Interest expense	(12,925)	(11,476)	(8,241)
Other income (deductions), net	(3,715)	(2,071)	298

Income before income taxes	81,436	83,921	112,016

Income taxes	(26,664)	(28,717)	(38,556)

Net income	54,772	55,204	73,460

Net (income) loss attributable to noncontrolling interests	116	639	(1,088)

Net income attributable to Matthews shareholders	$54,888	$55,843	$72,372

Earnings per share attributable to Matthews shareholders:

Basic	$1.99	$1.98	$2.47

Diluted	$1.98	$1.98	$2.46

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
for the years ended September 30, 2013, 2012 and 2011
(Dollar amounts in thousands, except per share data)

	Year Ended September 30, 2011
	Matthews	Noncontrolling Interest	Total

Net income (loss)	$72,372	$1,088	$73,460
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(8,607)	523	(8,084)
Pension plans and other postretirement benefits	(11,255)	-	(11,255)
Unrecognized gain (loss) on derivatives:
Net change from periodic revaluation	(3,246)	-	(3,246)
Net amount reclassified to earnings	1,586	-	1,586
Net change in unrecognized gain (loss) on derivatives	(1,660)	-	(1,660)
Other comprehensive income (loss), net of tax	(21,522)	523	(20,999)
Comprehensive income (loss)	$50,850	$1,611	$52,461

	Year Ended September 30, 2012
	Matthews	Noncontrolling Interest	Total

Net income (loss)	$55,843	$(639)	$55,204
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(1,895)	(29)	(1,924)
Pension plans and other postretirement benefits	(3,327)	-	(3,327)
Unrecognized gain (loss) on derivatives:
Net change from periodic revaluation	(3,288)	-	(3,288)
Net amount reclassified to earnings	2,085	-	2,085
Net change in unrecognized gain (loss) on derivatives	(1,203)	-	(1,203)
Other comprehensive income (loss), net of tax	(6,425)	(29)	(6,454)
Comprehensive income (loss)	$49,418	$(668)	$48,750

	Year Ended September 30, 2013
	Matthews	Noncontrolling Interest	Total

Net income (loss)	$54,888	$(116)	$54,772
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	3,779	82	3,861
Pension plans and other postretirement benefits	29,347	-	29,347
Unrecognized gain (loss) on derivatives:
Net change from periodic revaluation	2,474	-	2,474
Net amount reclassified to earnings	2,543	-	2,543
Net change in unrecognized gain (loss) on derivatives	5,017	-	5,017
Other comprehensive income (loss), net of tax	38,143	82	38,225
Comprehensive income (loss)	$93,031	$(34)	$92,997

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
for the years ended September 30, 2013, 2012 and 2011
(Dollar amounts in thousands, except per share data)

				Accumulated
				Other
		Additional		Comprehensive		Non-
	Common	Paid-in	Retained	Income (Loss)	Treasury	controlling
	Stock	Capital	Earnings	(net of tax)	Stock	interests	Total
Balance, September 30, 2010	$36,334	$48,294	$621,923	$(37,136)	$(207,470)	$31,783	$493,728
Net income	-	-	72,372	-	-	1,088	73,460
Minimum pension liability	-	-	-	(11,255)	-	-	(11,255)
Translation adjustment	-	-	-	(8,607)	-	523	(8,084)
Fair value of derivatives	-	-	-	(1,660)	-	-	(1,660)
Total comprehensive income							52,461
Stock-based compensation	-	6,972	-	-	-	-	6,972
Purchase of 1,319,375 shares treasury stock	-	-	-	-	(44,567)	-	(44,567)
Issuance of 290,854 shares treasury stock	-	(6,712)	-	-	8,791	-	2,079
Dividends, $.33 per share	-	-	(9,632)	-	-	-	(9,632)
Distribution to noncontrolling interests	-	-	-	-	-	(6,220)	(6,220)
Arrangement-noncontrolling interest	-	-	(3,005)	-	-	(23,723)	(26,728)
Balance, September 30, 2011	36,334	48,554	681,658	(58,658)	(243,246)	3,451	468,093
Net income	-	-	55,843	-	-	(639)	55,204
Minimum pension liability	-	-	-	(3,327)	-	-	(3,327)
Translation adjustment	-	-	-	(1,895)	-	(29)	(1,924)
Fair value of derivatives	-	-	-	(1,203)	-	-	(1,203)
Total comprehensive income							48,750
Stock-based compensation	-	5,472	-	-	-	-	5,472
Purchase of 1,015,879 shares treasury stock	-	-	-	-	(31,017)	-	(31,017)
Issuance of 188,145 shares treasury stock	-	(6,133)	-	-	5,764	-	(369)
Dividends, $.37 per share	-	-	(10,325)	-	-	-	(10,325)
Distribution to noncontrolling interests	-	-	-	-	-	(170)	(170)
Balance, September 30, 2012	36,334	47,893	727,176	(65,083)	(268,499)	2,613	480,434
Net income	-	-	54,888	-	-	(116)	54,772
Minimum pension liability	-	-	-	29,347	-	-	29,347
Translation adjustment	-	-	-	3,779	-	82	3,861
Fair value of derivatives	-	-	-	5,017	-	-	5,017
Total comprehensive income							92,997
Stock-based compensation	-	5,562	-	-	-	-	5,562
Purchase of 619,981 shares treasury stock	-	-	-	-	(21,622)	-	(21,622)
Issuance of 247,995 shares treasury stock	-	(6,140)	-	-	7,115	-	975
Dividends, $.41 per share	-	-	(11,282)	-	-	-	(11,282)
Distribution to noncontrolling interests	-	-	-	-	-	(767)	(767)
Arrangement-noncontrolling interest	-	-	4,980	-	-	1,653	6,633
Balance, September 30, 2013	$36,334	$47,315	$775,762	$(26,940)	$(283,006)	$3,465	$552,930

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended September 30, 2013, 2012 and 2011
(Dollar amounts in thousands, except per share data)

	2013	2012	2011
Cash flows from operating activities:
Net income	$54,772	$55,204	$73,460
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,865	28,821	27,661
Stock-based compensation expense	5,562	5,472	6,972
Increase in deferred taxes	3,812	6,050	9,481
Gain on sale of assets	(2,013)	(5,257)	(2,832)
Changes in working capital items	(5,808)	(16,403)	(23,093)
Decrease in other assets	1,628	4,456	4,787
Increase (decrease) in other liabilities	5,594	(3,854)	(2,007)
Increase in pension and postretirement benefit obligations	11,839	7,634	1,135
Other, net	(3,925)	1,203	2,267
Net cash provided by operating activities	109,326	83,326	97,831
Cash flows from investing activities:
Capital expenditures	(24,924)	(33,236)	(22,440)
Acquisitions, net of cash acquired	(73,959)	(12,541)	(84,369)
Proceeds from sale of assets	252	1,461	1,463
Purchases of investment securities	-	(958)	(1,639)
Proceeds from dispositions of investments	-	-	169
Net cash used in investing activities	(98,631)	(45,274)	(106,816)
Cash flows from financing activities:
Proceeds from long-term debt	115,509	53,330	117,107
Payments on long-term debt	(83,293)	(53,056)	(48,214)
Payment on contingent consideration	(11,315)	-	-
Purchases of treasury stock	(21,622)	(31,017)	(44,567)
Proceeds from the sale of treasury stock	974	267	1,929
Dividends	(11,282)	(10,325)	(9,632)
Distributions to noncontrolling interests	(767)	(170)	(6,220)
Net cash (used in) provided by financing activities	(11,796)	(40,971)	10,403
Effect of exchange rate changes on cash	828	(484)	(866)
Net change in cash and cash equivalents	(273)	(3,403)	552
Cash and cash equivalents at beginning of year	58,259	61,662	61,110
Cash and cash equivalents at end of year	$57,986	$58,259	$61,662

Cash paid during the year for:
Interest	$13,059	$11,464	$8,367
Income taxes	29,428	22,765	35,359

Non-cash investing and financing activities:
Acquisition of equipment under capital lease	$1,276	$1,125	$2,764

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

Income Taxes:

Deferred tax assets and liabilities are provided for the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse.  Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized.  Deferred income taxes for U.S. tax purposes have not been provided on certain undistributed earnings of foreign subsidiaries, as such earnings are considered to be reinvested indefinitely.  To the extent earnings are expected to be returned in the foreseeable future, the associated deferred tax liabilities are provided.  The Company has not determined the deferred tax liability associated with these undistributed earnings, as such determination is not practicable.

Revenue Recognition:

Revenues are generally recognized when title and risk of loss pass to the customer, which is typically at the time of product shipment.  For pre-need sales of memorials and vases, revenue is recognized when the memorial has been manufactured to the customer’s specifications (e.g., name and birth date), title has been transferred to the customer and the memorial and vase are placed in storage for future delivery.  A liability has been recorded for the estimated costs of finishing pre-need bronze memorials and vases that have been manufactured and placed in storage prior to July 1, 2003 for future delivery.  Beginning July 1, 2003, revenue is deferred by the Company on the portion of pre-need sales attributable to the final finishing and storage of the pre-need merchandise.  Deferred revenue for final finishing is recognized at the time the pre-need merchandise is finished and shipped to the customer.  Deferred revenue related to storage is recognized on a straight-line basis over the estimated average time that pre-need merchandise is held in storage.  At September 30, 2013, the Company held 323,708 memorials and 228,936 vases in its storage facilities under the pre-need sales program.

Construction revenues are recognized under the percentage-of-completion method of accounting using the cost-to-cost method.

The Company offers rebates to certain customers participating in volume purchase programs.  Rebates are estimated and recorded as a reduction in sales at the time the Company’s products are sold.

Share-Based Payment:

Stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the employee requisite service period.  A binomial lattice model is utilized to determine the fair value of awards.

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

Research and Development Expenses:

Research and development costs are expensed as incurred and were approximately $2,582, $2,220 and $1,705 for the years ended September 30, 2013, 2012 and 2011, respectively.

Earnings Per Share:

Basic earnings per share is computed by dividing net income by the average number of common shares outstanding.  Diluted earnings per share is computed using the treasury stock method, which assumes the issuance of common stock for all dilutive securities.

Reclassifications and Revision:

Certain reclassifications have been made in these financial statements to adjust the effect of exchange rate changes on cash in the Consolidated Statements of Cash Flows for the fiscal year ending September 30, 2012 and 2011.  Additionally, the Company revised its classification of certain deferred tax assets as of September 30, 2012.  The revision resulted in an $8,120 increase to current deferred tax assets with a corresponding decrease to non-current deferred tax assets.  The revision, which the Company determined is not material to its consolidated financial position, had no impact on the Consolidated Statement of Income, Statement of Comprehensive Income and Statement of Cash Flows.

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

Level 3:                      Unobservable inputs for the asset or liability.

As of September 30, 2013 and 2012, the fair values of the Company’s assets and liabilities measured on a recurring basis were categorized as follows:
	September 30, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Derivatives (1)	$-	$3,736	-	$3,736
Trading securities	17,929	-	-	17,929
Total assets at fair value	$17,929	$3,736	-	$21,665

Liabilities:
Derivatives (1)	-	$4,644	-	$4,644
Total liabilities at fair value	-	$4,644	-	$4,644

(1) Interest rate swaps are valued based on observable market swap rates and are classified within Level 2 of the fair value hierarchy.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

3.           FAIR VALUE MEASUREMENTS (continued)

	September 30, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Derivatives (1)	$-	-	-	$-
Trading securities	16,265	-	-	16,265
Total assets at fair value	$16,265	-	-	$16,265

Liabilities:
Derivatives (1)	-	$9,133	-	$9,133
Total liabilities at fair value	-	$9,133	-	$9,133

(1) Interest rate swaps are valued based on observable market swap rates and are classified within Level 2 of the fair value hierarchy.

4.	INVENTORIES:

Inventories at September 30, 2013 and 2012 consisted of the following:

	2013	2012

Raw materials	$40,931	$41,003
Work in process	25,293	22,772
Finished goods	64,544	66,915
	$130,768	$130,690

5.	INVESTMENTS:

Investment securities are recorded at estimated market value at the consolidated balance sheet date and are classified as trading securities.  Short-term investments consisted principally of corporate obligations with purchased maturities of over three months but less than one year.  The cost of short-term investments approximated market value at September 30, 2013 and 2012.  Accrued interest on these investment securities was classified with short-term investments.  Investments classified as non-current and trading securities consisted of equity and fixed income mutual funds.

At September 30, 2013 and 2012, non-current investments were as follows:

	2013	2012
Trading securities:
Mutual funds	$17,929	$16,265
Equity investments	4,359	2,577
	$22,288	$18,842

Non-current investments classified as trading securities are recorded at market value.  Market value exceeded cost by $157 and $48 at September 30, 2013 and 2012, respectively.  Realized gains and losses are based on the specific identification method and are recorded in investment income.  Realized gains (losses) for fiscal 2013, 2012 and 2011 were not material.

Equity investments primarily included ownership interests in various entities of less than 20%, which are recorded under the cost method of accounting.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

6.	PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment and the related accumulated depreciation at September 30, 2013 and 2012 were as follows:

	2013	2012
Buildings	$77,936	$64,946
Machinery and equipment	303,674	261,857
	381,610	326,803
Less accumulated depreciation	(233,791)	(206,472)
	147,819	120,331
Land	15,534	9,207
Construction in progress	17,378	14,511
	$180,731	$144,049

Depreciation expense was $31,303, $24,630 and $23,461 for each of the three years ended September 30, 2013, 2012 and 2011, respectively.

7.	LONG-TERM DEBT:

Long-term debt at September 30, 2013 and 2012 consisted of the following:

	2013	2012
Revolving credit facilities	$335,420	$281,323
Notes payable to banks	21,530	26,626
Short-term borrowings	7,639	4,322
Capital lease obligations	9,093	7,443
	373,682	319,714
Less current maturities	(22,614)	(21,566)
	$351,068	$298,148

The Company has a domestic Revolving Credit Facility with a syndicate of financial institutions.  In July 2013, the maximum amount of borrowings available under the facility was increased from $400,000 to $500,000 and the facility’s maturity was extended to July 2018.  Borrowings under the amended facility bear interest at LIBOR plus a factor ranging from .75% to 1.25% based on the Company’s leverage ratio.  The leverage ratio is defined as net indebtedness divided by EBITDA (earnings before interest, taxes, depreciation and amortization).  The Company is required to pay an annual commitment fee ranging from .15% to .25% (based on the Company’s leverage ratio) of the unused portion of the facility.

The Revolving Credit Facility requires the Company to maintain certain leverage and interest coverage ratios.  A portion of the facility (not to exceed $30,000) is available for the issuance of trade and standby letters of credit. Outstanding borrowings on the Revolving Credit Facility at September 30, 2013 and 2012 were $305,000 and $281,323, respectively.  The weighted-average interest rate on outstanding borrowings at September 30, 2013 and 2012 was 2.81% and 2.83%, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

7.	LONG-TERM DEBT (continued)

The Company has entered into the following interest rate swaps:

Effective Date	Amount	Fixed Interest Rate	Interest Rate Spread at September 30, 2013	Maturity Date
May 2011	$25,000	1.37%	1.25%	May 2014
October 2011	25,000	1.67%	1.25%	October 2015
November 2011	25,000	2.13%	1.25%	November 2014
March 2012	25,000	2.44%	1.25%	March 2015
June 2012	40,000	1.88%	1.25%	June 2022
August 2012	35,000	1.74%	1.25%	June 2022
September 2012	25,000	3.03%	1.25%	December 2015
September 2012	25,000	1.24%	1.25%	March 2017
November 2012	25,000	1.33%	1.25%	November 2015

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

The fair value of the interest rate swaps reflected an unrealized loss, net of unrealized gains, of $908 ($554 after tax) and $9,133 ($5,571 after tax) at September 30, 2013 and 2012, respectively, that is included in shareholders’ equity as part of accumulated other comprehensive loss (“AOCL”).  Assuming market rates remain constant with the rates at September 30, 2013, a loss (net of tax) of approximately $1,580 included in AOCL is expected to be recognized in earnings as an adjustment to interest expense over the next twelve months.

At September 30, 2013 and 2012, the interest rate swap contracts were reflected in the consolidated balance sheets as follows:

Liability Derivatives
Balance Sheet Location:	2013	2012
Current assets
Other current assets	$427	$-
Long-term assets
Other assets	3,309	-
Current liabilities:
Other current liabilities	2,590	2,851
Long-term liabilities:
Other liabilities	2,054	6,282
Total derivatives	$908	$9,133

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

7.	LONG-TERM DEBT (continued)

The loss recognized on derivatives was as follows:

	Location of	Amount of
Derivatives in	Loss	Loss
Cash Flow Hedging	Recognized in	Recognized in Income
Relationships	Income on Derivatives	on Derivatives
		2013	2012

Interest rate swaps	Interest expense	$(4,170)	$(3,418)

The Company recognized the following losses in accumulated other comprehensive loss (“AOCL”):

			Location of Gain	Amount of Loss
			or (Loss)	Reclassified from
Derivatives in	Amount of Gain or		Reclassified from	AOCL
Cash Flow	(Loss) Recognized in		AOCL	into Income
Hedging	AOCL on Derivatives		into Income	(Effective Portion*)
Relationships	2013	2012	(Effective Portion*)	2013	2012

Interest rate swaps	$2,474	$(3,288)	Interest expense	$(2,544)	$(2,085)

*There is no ineffective portion or amount excluded from effectiveness testing.

In March 2013, the Company, through certain of its European subsidiaries, entered into a credit facility with a bank.  The maximum amount of borrowings available under this facility is 25.0 million Euros ($33,815).  Outstanding borrowings under the credit facility totaled 22.5 million Euros ($30,434) at September 30, 2013.  The weighted-average interest rate on outstanding borrowings under the facility at September 30, 2013 was 1.37%.

The Company, through its German subsidiary, Saueressig GmbH & Co. KG (“Saueressig”), has several loans with various European banks.  Outstanding borrowings on these loans totaled 1.7 million Euros ($2,310) and 8.2 million Euros ($10,514) at September 30, 2013 and 2012, respectively.  The weighted-average interest rate on outstanding borrowings of Saueressig at September 30, 2013 and 2012 was 4.04% and 6.10%, respectively.

The Company, through its wholly-owned subsidiary, Matthews International S.p.A., has several loans with various Italian banks.  Outstanding borrowings on these loans totaled 5.1 million Euros ($6,871) and 6.3 million Euros ($8,080) at September 30, 2013 and 2012, respectively.  Matthews International S.p.A. also has three lines of credit totaling 11.4 million Euros ($15,379) with the same Italian banks.  Outstanding borrowings on these lines were 5.6 million Euros ($7,639) and 3.4 million Euros ($4,322) at September 30, 2013 and 2012, respectively.  The weighted-average interest rate on outstanding Matthews International S.p.A. borrowings at September 30, 2013 and 2012 was 3.16% and 3.08%, respectively.

As of September 30, 2013 and 2012, the fair value of the Company’s long-term debt, including current maturities, which is classified as Level 2 in the fair value hierarchy, approximated the carrying value included in the Consolidated Balance Sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

7.	LONG-TERM DEBT (continued)

Aggregate maturities of long-term debt, including short-term borrowings and capital leases, follows:

2014	$22,614
2015	34,785
2016	5,032
2017	1,623
2018	306,365
Thereafter	3,263
$373,682

8.	SHAREHOLDERS' EQUITY:

The authorized common stock of the Company consists of 70,000,000 shares of Class A Common Stock, $1 par value.

The Company has a stock repurchase program.  The buy-back program is designed to increase shareholder value, enlarge the Company's holdings of its common stock, and add to earnings per share.  Repurchased shares may be retained in treasury, utilized for acquisitions, or reissued to employees or other purchasers, subject to the restrictions of the Company’s Restated Articles of Incorporation.  Under the current authorization, the Company’s Board of Directors has authorized the repurchase of a total of 2,500,000 shares of Matthews’ common stock under the program, of which 1,194,670 shares remain available for repurchase as of September 30, 2013.

Comprehensive income consists of net income adjusted for changes, net of any related income tax effect, in cumulative foreign currency translation, the fair value of derivatives, unrealized investment gains and losses and minimum pension liability.  The deferred income tax expense (benefit) related to minimum pension liabilities and fair value of derivatives was $22,005, $(2,896), $(8,256) and for the years ended September 30, 2013, 2012 and 2011, respectively.

Accumulated other comprehensive loss at September 30, 2013 and 2012 consisted of the following:

	2013	2012
Cumulative foreign currency translation	$3,714	$(65)
Fair value of derivatives, net of tax of $354 and $3,562, respectively	(554)	(5,571)
Minimum pension liabilities, net of tax of $18,979 and $37,777, respectively	(30,100)	(59,447)
	$(26,940)	$(65,083)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

9.	SHARE-BASED PAYMENTS:

The Company maintains an equity incentive plan (the “2007 Equity Incentive Plan”) that provides for grants of stock options, restricted shares, stock-based performance units and certain other types of stock-based awards.  The Company also maintains a stock incentive plan (the “1992 Incentive Stock Plan”) that previously provided for grants of stock options, restricted shares and certain other types of stock-based awards.  In February 2013, the Company’s shareholders approved the adoption of a new plan, the 2012 Equity Incentive Plan (the “2012 Plan”), that provides for grants of stock options, restricted shares, stock-based performance units and certain other types of stock-based awards.  Under the 2012 Plan, which has a ten-year term, the maximum number of shares available for grants or awards is an aggregate of 2,500,000.  There will be no further grants under the 2007 Equity Incentive Plan or the 1992 Incentive Stock Plan.  At September 30, 2013, there were 2,500,000 shares reserved for future issuance under the 2012 Plan. All plans are administered by the Compensation Committee of the Board of Directors.

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

For the years ended September 30, 2013, 2012 and 2011, stock-based compensation cost totaled $5,562, $5,472 and $6,972, respectively. The associated future income tax benefit recognized was $2,169, $2,134 and $2,719 for the years ended September 30, 2013, 2012 and 2011, respectively.

The amount of cash received from the exercise of stock options was $974, $264 and $1,859, for the years ended September 30, 2013, 2012 and 2011, respectively. In connection with these exercises, the tax benefits realized by the Company were $99, $22 and $278 for the years ended September 30, 2013, 2012 and 2011, respectively.

The transactions for restricted stock for the year ended September 30, 2013 were as follows:

		Weighted-
		average
		grant-date
	Shares	fair value
Non-vested at September 30, 2012	551,389	$32.56
Granted	236,500	25.22
Vested	(99,226)	35.95
Expired or forfeited	(47,264)	30.75
Non-vested at September 30, 2013	641,399	29.46

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

9.           SHARE-BASED PAYMENTS (continued)

As of September 30, 2013, the total unrecognized compensation cost related to unvested restricted stock was $4,022 which is expected to be recognized over a weighted-average period of 1.6 years.

The transactions for shares under options for the year ended September 30, 2013 were as follows:

			Weighted-
		Weighted-	average	Aggregate
		average	remaining	intrinsic
	Shares	exercise price	contractual term	value
Outstanding, September 30, 2012	840,282	$37.15
Granted	-	-
Exercised	(38,475)	25.56
Expired or forfeited	(56,983)	37.10
Outstanding, September 30, 2013	744,824	37.76	2.2	$240
Exercisable, September 30, 2013	413,069	36.94	1.9	$472

No shares were earned during the year ended September 30, 2013 and 2012, respectively.   The intrinsic value of options (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during the years ended September 30, 2013, 2012 and 2011 was $294, $57 and $743, respectively.

The transactions for non-vested option shares for the year ended September 30, 2013 were as follows:

		Weighted-
		average
		grant-date
	Shares	fair value
Non-vested at September 30, 2012	355,872	$11.35
Granted	-	-
Vested	-	-
Expired or forfeited	(24,117)	12.16
Non-vested at September 30, 2013	331,755	11.29

The fair value of each restricted stock grant is estimated on the date of grant using a binomial lattice valuation model.  The following table indicates the assumptions used in estimating fair value of restricted stock for the years ended September 30, 2013, 2012 and 2011.

	2013	2012	2011
Expected volatility	29.5%	30.4%	30.0%
Dividend yield	1.2%	1.0%	1.0%
Average risk-free interest rate	0.6%	0.9%	1.2%
Average expected term (years)	2.0	2.0	2.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

9.	SHARE-BASED PAYMENTS (continued)

The risk-free interest rate is based on United States Treasury yields at the date of grant. The dividend yield is based on the most recent dividend payment and average stock price over the 12 months prior to the grant date.  Expected volatilities are based on the historical volatility of the Company’s stock price.  The expected term for grants in the years ended September 30, 2013, 2012 and 2011 represents an estimate of the average period of time for restricted shares to vest.  The option characteristics for each grant are considered separately for valuation purposes.

Under the Company’s Director Fee Plan, directors (except for the Chairman of the Board) who are not also officers of the Company each receive, as an annual retainer fee, either cash or shares of the Company's Class A Common Stock equivalent to $60.  The equivalent amount paid to a non-employee Chairman of the Board is $130. Where the annual retainer fee is provided in shares, each director may elect to be paid these shares on a current basis or have such shares credited to a deferred stock account as phantom stock, with such shares to be paid to the director subsequent to leaving the Board.  The value of deferred shares is recorded in other liabilities.  A total of 17,005 shares had been deferred under the Director Fee Plan at September 30, 2013.  Additionally, directors who are not also officers of the Company each receive an annual stock-based grant (non-statutory stock options, stock appreciation rights and/or restricted shares) with a value of $100.  A total of 22,300 stock options have been granted under the plan.  At September 30, 2013, 11,800 options were outstanding and vested. Additionally, 103,150 shares of restricted stock have been granted under the plan, 38,227 of which were unvested at September 30, 2013.  A total of 300,000 shares have been authorized to be issued under the Director Fee Plan.

10.           EARNINGS PER SHARE:

The information used to compute earnings per share attributable to Matthews’ common shareholders was as follows:

	2013	2012	2011
Net income attributable to Matthews shareholders	$54,888	$55,843	$72,372
Less: dividends and undistributed earnings allocated to participating securities	583	861	1,420
Net income available to Matthews shareholders	$54,305	$54,982	$70,952

Weighted-average shares outstanding (in thousands):
Basic shares	27,255	27,753	28,775
Effect of dilutive securities	168	86	37
Diluted shares	27,423	27,839	28,812

Options to purchase 271,075, 782,942 and 289,502 shares of common stock were not included in the computation of diluted earnings per share for the years ended September 30, 2013, 2012 and 2011, respectively, because the inclusion of these options would be anti-dilutive.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

11.	PENSION AND OTHER POSTRETIREMENT PLANS:

The Company provides defined benefit pension and other postretirement plans to certain employees. The following provides a reconciliation of benefit obligations, plan assets and funded status of the plans as of the Company’s actuarial valuation as of September 30, 2013 and 2012:

	Pension		Other Postretirement
	2013	2012	2013	2012
Change in benefit obligation:
Benefit obligation, beginning of year	$195,860	$168,033	$28,831	$27,547
Acquisitions	9,437	-	-	-
Service cost	7,160	5,852	796	730
Interest cost	8,024	7,842	1,129	1,283
Assumption changes	(26,288)	19,701	(10,270)	2,508
Actuarial (gain) loss	(891)	688	(854)	(2,473)
Benefit payments	(7,225)	(6,256)	(751)	(764)
Benefit obligation, end of year	186,077	195,860	18,881	28,831

Change in plan assets:
Fair value, beginning of year	116,577	100,554	-	-
Actual return	10,838	16,000	-	-
Benefit payments	(7,225)	(6,256)	(751)	(764)
Employer contributions	3,523	6,279	751	764
Fair value, end of year	123,713	116,577	-	-

Funded status	(62,363)	(79,283)	(18,881)	(28,831)
Unrecognized actuarial loss (gain)	56,148	92,940	(3,001)	8,561
Unrecognized prior service cost	(1,935)	(2,142)	(1,502)	(1,774)
Net amount recognized	$(8,150)	$11,515	$(23,384)	$(22,044)

Amounts recognized in the consolidated balance sheet:
Current liability	$(721)	$(720)	$(925)	$(1,106)
Noncurrent benefit liability	(61,642)	(78,563)	(17,956)	(27,725)
Accumulated other comprehensive loss	54,213	90,798	(4,503)	6,787
Net amount recognized	$(8,150)	$11,515	$(23,384)	$(22,044)

Amounts recognized in accumulated
other comprehensive loss:
Net actuarial loss (income)	$56,148	$92,940	$(3,001)	$8,561
Prior service cost	(1,935)	(2,142)	(1,502)	(1,774)
Net amount recognized	$54,213	$90,798	$(4,503)	$6,787

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

11.	PENSION AND OTHER POSTRETIREMENT PLANS (continued)

Based upon actuarial valuations performed as of September 30, 2013 and 2012, the accumulated benefit obligation for the Company’s defined benefit pension plans was $156,661 and $172,142 at September 30, 2013 and 2012, respectively, and the projected benefit obligation for the Company’s defined benefit pension plans was $186,077 and $195,860 at September 30, 2013 and 2012, respectively.

Net periodic pension and other postretirement benefit cost for the plans included the following:

	Pension			Other Postretirement
	2013	2012	2011	2013	2012	2011

Service cost	$7,160	$5,852	$5,016	$796	$730	$632
Interest cost	8,024	7,842	7,510	1,129	1,283	1,254
Expected return on plan assets	(9,071)	(7,836)	(7,398)	-	-	-
Amortization:
Prior service cost	(206)	(45)	26	(272)	(451)	(476)
Net actuarial loss	7,903	6,814	5,364	439	535	407
Net benefit cost	$13,810	$12,627	$10,518	$2,092	$2,097	$1,817

Benefit payments under the Company’s principal retirement plan are made from plan assets, while benefit payments under the supplemental retirement plan and postretirement benefit plan are made from the Company’s operating cash. Under I.R.S. regulations, the Company was not required to make any significant contributions to its principal retirement plan in fiscal 2013. The Company is not required to make any significant contributions to its principal retirement plan in fiscal 2014.

Contributions made in fiscal 2013 are as follows:

Contributions	Pension	Other Postretirement

Principal retirement plan	$2,500	$-
Supplemental retirement plan	725	-
Other postretirement plan	-	751

Amounts of AOCL expected to be recognized in net periodic benefit costs in fiscal 2014 include:

		Other
	Pension	Postretirement
	Benefits	Benefits

Net actuarial loss	$3,964	$(87)
Prior service cost	(206)	(195)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

11.	PENSION AND OTHER POSTRETIREMENT PLANS (continued)

The measurement date of annual actuarial valuations for the Company’s principal retirement and other postretirement benefit plans was September 30 for fiscal 2013, 2012 and 2011.  The weighted-average assumptions for those plans were:

	Pension			Other Postretirement
	2013	2012	2011	2013	2012	2011
Discount rate	5.00%	4.00%	4.75%	5.00%	4.00%	4.75%
Return on plan assets	8.00	8.00	8.00	-	-	-
Compensation increase	3.50	3.50	3.50	-	-	-

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

The Company’s primary defined benefit pension plan’s weighted-average asset allocation at September 30, 2013 and 2012 and weighted-average target allocation were as follows:

	Plan Assets at		Target
Asset Category	2013	2012	Allocation
Equity securities	$67,954	$63,186	55%
Fixed income, cash and cash equivalents	36,817	35,218	30%
Other investments	18,942	18,173	15%
	$123,713	$116,577	100%

Plan assets in the fixed income, cash and cash equivalents category include cash of 2% and 4% of plan assets at September 30, 2013 and 2012, respectively, which reflects cash contributions to the Company’s principal pension plan immediately prior to the end of each fiscal year.

Based on an analysis of the historical and expected future performance of the plan's assets and information provided by its independent investment advisor, the Company set the long-term rate of return assumption for these assets at 8.0% in 2013 for purposes of determining pension cost and funded status under current guidance.  The Company’s discount rate assumption used in determining the present value of the projected benefit obligation is based upon published indices.

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

The Company’s defined benefit pension plans’ asset categories at September 30, 2013 and 2012 were as follows:

	September 30, 2013
Asset Category	Level 1	Level 2	Level 3	Total
Equity securities - stocks	$36,127	$-	$-	$36,127
Equity securities - mutual funds	30,507	1,320	-	31,827
Fixed income securities	17,912	9,487	-	27,399
Cash and cash equivalents	9,418	-	-	9,418
Other investments	-	-	18,942	18,942
Total	$93,964	$10,807	$18,942	$123,713

	September 30, 2012
Asset Category	Level 1	Level 2	Level 3	Total
Equity securities - stocks	$34,127	$-	$-	$34,127
Equity securities - mutual funds	29,059	-	-	29,059
Fixed income securities	10,523	12,707	-	23,230
Cash and cash equivalents	11,988	-	-	11,988
Other investments	-	-	18,173	18,173
Total	$85,697	$12,707	$18,173	$116,577

Changes in the fair value of Level 3 assets at September 30, 2013 and 2012 are summarized as follows:

	Fair Value,					Fair Value,
	Beginning of			Realized	Unrealized	End of
Asset Category	Period	Acquisitions	Dispositions	Gains (Losses)	Gains	Period
Other investments:
Fiscal Year Ended:
September 30, 2013	$18,173	$-	-	$48	$721	$18,942
September 30, 2012	13,375	3,800	-	766	232	18,173

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

11.	PENSION AND OTHER POSTRETIREMENT PLANS (continued)

Benefit payments expected to be paid are as follows:

		Other
	Pension	Postretirement
Years ending September 30:	Benefits	Benefits

2014	$7,080	$926
2015	7,722	917
2016	8,190	1,004
2017	8,550	1,126
2018	9,063	1,186
2019-2023	53,709	6,275
	$94,314	$11,434

For measurement purposes, a rate of increase of 8.0% in the per capita cost of health care benefits was assumed for 2013; the rate was assumed to decrease gradually to 5.0% for 2030 and remain at that level thereafter.  Assumed health care cost trend rates have a significant effect on the amounts reported.  An increase in the assumed health care cost trend rates by one percentage point would have increased the accumulated postretirement benefit obligation as of September 30, 2013 by $967 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year then ended by $107.  A decrease in the assumed health care cost trend rates by one percentage point would have decreased the accumulated postretirement benefit obligation as of September 30, 2013 by $846 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year then ended by $94.

12.	INCOME TAXES:

The provision for income taxes consisted of the following:

	2013	2012	2011
Current:
Federal	$15,703	$14,060	$15,306
State	3,423	2,483	3,004
Foreign	4,804	6,437	10,689
	23,930	22,980	28,999
Deferred	2,734	5,737	9,557
Total	$26,664	$28,717	$38,556

The reconciliation of the federal statutory tax rate to the consolidated effective tax rate was as follows:

	2013	2012	2011
Federal statutory tax rate	35.0%	35.0%	35.0%
Effect of state income taxes, net of federal deduction	2.7	2.1	2.5
Foreign taxes less than federal statutory rate	(3.1)	(0.6)	(1.3)
Other	(1.9)	(2.3)	(1.8)
Effective tax rate	32.7%	34.2%	34.4%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

12.           INCOME TAXES (continued)

The Company's foreign subsidiaries had income before income taxes for the years ended September 30, 2013, 2012 and 2011 of approximately $23,662, $24,654 and $36,870, respectively.  At September 30, 2013, undistributed earnings of foreign subsidiaries for which deferred U.S. income taxes have not been provided approximated $225,084.  The Company has not determined the deferred tax liability associated with these undistributed earnings, as such determination is not practicable.

The components of deferred tax assets and liabilities at September 30, 2013 and 2012 are as follows:

	2013	2012
Deferred tax assets:
Postretirement benefits	$7,365	$11,244
Environmental reserve	1,903	2,217
Pension costs	19,415	30,145
Deferred compensation	66	281
Stock options	10,690	9,653
Other	24,261	24,370
	63,700	77,910
Deferred tax liabilities:
Depreciation	(3,693)	(4,220)
Goodwill	(67,012)	(57,767)
Other	(1,630)	(206)
	(72,335)	(62,193)

Net deferred tax asset	$(8,635)	$15,717

Changes in the total amount of gross unrecognized tax benefits (excluding penalties and interest) are as follows:

	2013	2012	2011
Balance, beginning of year	$4,501	$4,721	$5,215
Increases for tax positions of prior years	-	742	-
Decreases for tax positions of prior years	(124)	(74)	(96)
Increases based on tax positions related to the current year	708	137	202
Decreases due to settlements with taxing authorities	(250)	(602)	(38)
Decreases due to lapse of statute of limitation	(319)	(423)	(562)
Balance, end of year	$4,516	$4,501	$4,721

The Company had unrecognized tax benefits of $4,516 and $4,501 at September 30, 2013 and 2012, respectively, all of which, if recorded, would impact the annual effective tax rate.  It is reasonably possible that the amount of unrecognized tax benefits could change by approximately $72 in the next 12 months primarily due to expiration of statutes related to specific tax positions.

The Company classifies interest and penalties on tax uncertainties as a component of the provision for income taxes. For fiscal 2013, the Company included a net increase of $95 in interest and penalties as a component of the provision for income taxes. Total penalties and interest accrued were $2,401 and $2,306 at September 30, 2013 and 2012, respectively.  These accruals may potentially be applicable in the event of an unfavorable outcome of uncertain tax positions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

12.           INCOME TAXES (continued)

The Company is currently under examination in several tax jurisdictions and remains subject to examination until the statute of limitation expires for those tax jurisdictions.  As of September 30, 2013, the tax years that remain subject to examination by major jurisdiction generally are:

United States - Federal	2010 and forward
United States - State	2009 and forward
Canada	2008 and forward
Europe	2005 and forward
United Kingdom	2010 and forward
Australia	2009 and forward
Asia	2008 and forward

13.	COMMITMENTS AND CONTINGENT LIABILITIES:

The Company operates various production, warehouse and office facilities and equipment under operating lease agreements.  Annual rentals under these and other operating leases were $17,664, $16,908 and $16,323 in fiscal 2013, 2012 and 2011, respectively.  Future minimum rental commitments under non-cancelable operating lease arrangements for fiscal years 2014 through 2018 are $10,048, $6,331, $3,816, $1,780 and $504, respectively.

The Company is party to various legal proceedings, the eventual outcome of which are not predictable.  Although the ultimate disposition of these proceedings is not presently determinable, management is of the opinion that they should not result in liabilities in an amount which would materially affect the Company’s consolidated financial position, results of operations or cash flows.

The Company has employment agreements with certain employees, the terms of which expire at various dates between fiscal 2014 and 2018.  The agreements generally provide for base salary and bonus levels and include non-compete provisions.  The aggregate commitment for salaries under these agreements at September 30, 2013 was $9,752.

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

At September 30, 2013, an accrual of $5,324 had been recorded for environmental remediation (of which $1,218 was classified in other current liabilities), representing management's best estimate of the probable and reasonably estimable costs of the Company's known remediation obligations.  The accrual, which reflects previously established reserves assumed with the acquisition of York and additional reserves recorded as a purchase accounting adjustment, does not consider the effects of inflation and anticipated expenditures are not discounted to their present value.  While final resolution of these contingencies could result in costs different than current accruals, management believes the ultimate outcome will not have a significant effect on the Company's consolidated results of operations or financial position.

15.	SUPPLEMENTAL CASH FLOW INFORMATION:

Changes in working capital items as presented in the Consolidated Statements of Cash Flows consisted of the following:

	2013	2012	2011
Current assets:
Accounts receivable	$(2,586)	$(7,554)	$(5,560)
Inventories	2,870	(3,463)	(13,627)
Other current assets	2,107	(4,655)	(2,265)
	2,391	(15,672)	(21,452)
Current liabilities:
Trade accounts payable	(1,205)	1,024	6,983
Accrued compensation	7,143	(1,476)	(8,250)
Accrued income taxes	(2,278)	(2,649)	(3,167)
Customer prepayments	(2,530)	1,162	2,028
Other current liabilities	(9,329)	1,208	765
	(8,199)	(731)	(1,641)
Net change	$(5,808)	$(16,403)	$(23,093)

16.	SEGMENT INFORMATION:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

16.	SEGMENT INFORMATION (continued)

Information about the Company's segments follows:

	Memorialization			Brand Solutions
					Marking and
	Cemetery	Funeral Home		Graphics	Fulfillment	Merchandising
	Products	Products	Cremation	Imaging	Systems	Solutions	Other	Consolidated

Sales to external customers:
2013	$226,586	$242,803	$48,522	$294,571	$93,505	$79,370	$-	$985,357
2012	215,943	230,943	45,981	259,865	74,621	72,964	-	900,317
2011	224,773	243,291	39,278	268,975	61,938	60,566	-	898,821

Intersegment sales:
2013	39	172	951	416	10	527	-	2,115
2012	262	4	60	2	22	702	-	1,052
2011	251	-	52	177	21	90	-	591

Depreciation and amortization:
2013	4,034	6,267	351	21,968	1,675	2,324	1,246	37,865
2012	3,255	6,416	396	14,175	1,048	2,330	1,201	28,821
2011	2,955	6,371	244	13,580	530	1,949	2,032	27,661

Operating profit:
2013	32,571	37,263	3,097	9,724	8,862	4,275	-	95,792
2012	33,195	26,525	3,869	14,843	10,061	5,084	-	93,577
2011	52,474	29,039	3,479	22,427	7,819	3,278	-	118,516

Total assets:
2013	210,242	286,576	40,072	425,823	113,420	69,012	69,782	1,214,927
2012	211,205	299,248	41,099	356,458	75,217	66,170	78,645	1,128,042
2011	197,127	311,841	35,018	351,595	67,193	60,491	74,190	1,097,455

Capital expenditures:
2013	8,415	2,399	174	9,027	2,904	737	1,268	24,924
2012	3,811	2,540	396	18,693	2,513	1,496	3,787	33,236
2011	1,618	3,850	501	10,820	295	3,165	2,191	22,440

Information about the Company's operations by geographic area follows:

	United States	Mexico	Canada	Europe	Australia	Asia	Consolidated

Sales to external customers:
2013	$617,371	$-	$12,014	$328,266	$13,534	$14,172	$985,357
2012	569,435	-	11,967	290,283	13,778	14,854	900,317
2011	559,362	-	13,086	298,773	13,437	14,163	898,821

Long-lived assets:
2013	421,697	3,731	483	324,731	6,338	13,404	770,384
2012	395,565	4,743	507	260,809	7,041	10,580	679,245
2011	380,059	5,726	476	259,860	6,752	9,459	662,332

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

17.	ACQUISITIONS:

Fiscal 2013:

Acquisition spending, net of cash acquired, during the year ended September 30, 2013 totaled $73,959.  The acquisitions were not individually material to the Company’s consolidated financial position or results of operations, and primarily included the following:

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

In December 2012, the Company acquired Pyramid Controls, Inc. and its affiliate, Pyramid Control Systems (collectively, “Pyramid”).  Pyramid is a provider of warehouse control systems and conveyor control solutions for distribution centers.  The acquisition is designed to expand Matthews' fulfillment products and services in the warehouse management market.   The initial purchase price for the transaction was $26,178, plus potential additional consideration up to $3,700 based on future operating results.

In November 2012, the Company acquired Wetzel Holding AG, Wetzel GmbH and certain related affiliates (collectively, “Wetzel”).  Wetzel is a leading European provider of pre-press services and gravure printing forms, with manufacturing operations in Germany and Poland.  Wetzel’s products and services are sold primary within Europe, and the acquisition is designed to expand Matthews' products and services in the global graphics imaging market.  The purchase price for Wetzel was 42.6 million Euros ($54,748) on a cash-free, debt-free basis.

The Company has completed the allocation of purchase price for all acquisitions.

Fiscal 2012:

Acquisition spending, net of cash acquired, during the year ended September 30, 2012 totaled $12,541.  The acquisitions were not individually material to the Company’s consolidated financial position or results of operations, and primarily included the following:

In May 2012, the Company acquired Everlasting Granite Memorial Co., Inc. (“Everlasting Granite”), a supplier of granite memorials, columbariums and private mausoleum estates.  The transaction was structured as an asset purchase and was designed to expand the Company’s presence and product breadth in the granite memorial business.

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

In July 2011, the Company purchased a 61.5% interest in Kroma, a leading provider of pre-press services and roto-gravure printing cylinders in Turkey.  The acquisition is designed to further extend Matthews' presence as the leading provider of reprographic pre-press products and services to the European packaging and tobacco markets.  The Company also had an arrangement to acquire an additional 8.5% interest and an option agreement related to the remaining 30% interest in Kroma.  At September 30, 2012, the Company recorded an estimate of $10,481 in “Arrangement with noncontrolling interest” on the Consolidated Balance Sheet related to the option agreement.

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

In October 2010, the Company acquired Freeman Metal Products, Inc. and its affiliated companies (collectively, “Freeman”), a manufacturer and distributor of caskets.  The purchase price for the acquisition was $22,800, plus additional consideration up to $6,000 contingent on operating performance over the next three years.  The transaction is intended to provide synergies in the manufacturing and distribution of caskets and expand the Company’s market presence in the Southeast and South Central regions of the United States.

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

The Company performed its annual impairment reviews in the second quarters of fiscal 2013 and fiscal 2012 and determined that no additional adjustments to the carrying values of goodwill were necessary.  Changes to goodwill, net of accumulated amortization, during the years ended September 30, 2013 and 2012, follow.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

18.	GOODWILL AND OTHER INTANGIBLE ASSETS (continued)

					Marking and
	Cemetery	Funeral Home		Graphics	Fulfillment	Merchandising
	Products	Products	Cremation	Imaging	Systems	Solutions	Consolidated

Goodwill	$88,142	$162,819	$16,735	$167,828	$29,593	$9,138	$474,255
Accumulated impairment losses	(412)	-	(5,000)	(3,840)	-	-	(9,252)
Balance at September 30, 2011	87,730	162,819	11,735	163,988	29,593	9,138	465,003

Additions during period	10,424	57	770	2,896	1,151	-	15,298
Translation and other adjustments	(783)	-	53	(3,462)	72	-	(4,120)
Goodwill	97,783	162,876	17,558	167,262	30,816	9,138	485,433
Accumulated impairment losses	(412)	-	(5,000)	(3,840)	-	-	(9,252)
Balance at September 30, 2012	97,371	162,876	12,558	163,422	30,816	9,138	476,181

Additions during period	914	199	269	21,361	19,677	-	42,420
Translation and other adjustments	1,010	133	(4)	4,658	153	-	5,950
Goodwill	99,707	163,208	17,823	193,281	50,646	9,138	533,803
Accumulated impairment losses	(412)	-	(5,000)	(3,840)	-	-	(9,252)
Balance at September 30, 2013	$99,295	$163,208	$12,823	$189,441	$50,646	$9,138	$524,551

In fiscal 2013, the addition to Graphics Imaging goodwill primarily reflects the acquisition of Wetzel and the remaining 20% interest in Tact; the addition to Marking and Fulfillment Systems goodwill reflects the acquisition of Pyramid; the addition to Cemetery Products goodwill reflects the acquisition of a small bronze manufacturer in Europe; the addition to Cremation goodwill reflects the acquisition of the remaining 20% interest in FCC; and the addition to Funeral Home Products primarily represents the effect of an adjustment to the purchase price for a small casket distributor.

In fiscal 2012, the addition to Cemetery Products reflects the acquisition of Everlasting Granite in May 2012.  The additions to Funeral Home Products and Marking and Fulfillment Systems goodwill primarily represents the effect of adjustments to purchase price; the addition to Cremation goodwill reflects the acquisition of a small cremation equipment manufacturer in Europe; and the addition to Graphics Imaging goodwill related primarily to additional consideration paid in accordance with the purchase agreement with Tact Group Limited and effect of adjustments to purchase price for Kroma.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

18.              GOODWILL AND OTHER INTANGIBLE ASSETS (continued)
The following tables summarize the carrying amounts and related accumulated amortization for intangible assets as of September 30, 2013 and 2012, respectively.
	Carrying	Accumulated	Impairment
	Amount	Amortization	Loss	Net
September 30, 2013:
Trade names	$24,496	$- *	$(1,618)	$22,878
Trade names	3,034	(2,142)	-	892
Customer relationships	59,061	(19,099)	-	39,962
Copyrights/patents/other	10,116	(8,746)	-	1,370
	$96,707	$(29,987)	$(1,618)	$65,102

September 30, 2012:
Trade names	$24,488	$- *	-	$24,488
Trade names	2,182	(1,571)	-	611
Customer relationships	47,654	(15,689)	-	31,965
Copyrights/patents/other	9,920	(7,969)	-	1,951
	$84,244	$(25,229)	-	$59,015
*Not subject to amortization

The net change in intangible assets during fiscal 2013 included an increase for the acquisitions of Wetzel and Pyramid of $12,027, offset by the impact of an impairment loss in the Graphic Imaging segment (recorded in the second fiscal quarter), foreign currency fluctuations during the period and additional amortization.  The net change in intangible assets during fiscal 2012 included the impact of changes in foreign currency exchange rates and additional amortization.

Amortization expense on intangible assets was $4,156, $3,886, and $4,200 in fiscal 2013, 2012 and 2011, respectively.   Fiscal year amortization expense is estimated to be $3,792 in 2014, $3,662 in 2015, $3,374 in 2016, $3,181 in 2017 and $3,149 in 2018.

19.	ACCOUNTING PRONOUNCEMENTS:

On February 5, 2013, the Financial Accounting Standard Board issued Accounting Standards Update No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). ASU 2013-02 requires companies to present information about reclassification adjustments from accumulated other comprehensive income, including the amount of the reclassification and the income statement line items affected by the reclassification. The information must be presented in the financial statements in a single note or on the face of the financial statements. ASU 2013-02 is effective for annual periods beginning after December 15, 2012, and interim periods within those annual periods.  This standard will be adopted by the Company for the quarter ended December 31, 2013.

SUPPLEMENTARY FINANCIAL INFORMATION

Selected Quarterly Financial Data (Unaudited):

The following table sets forth certain items included in the Company's unaudited consolidated financial statements for each quarter of fiscal 2013 and fiscal 2012.

	Quarter Ended
	December 31	March 31	June 30	September 30	Year Ended September 30
	(Dollar amounts in thousands, except per share data)
FISCAL YEAR 2013:

Sales	$225,609	$256,390	$250,652	$252,706	$985,357

Gross profit	79,974	94,866	91,391	90,287	356,518

Operating profit	16,499	25,070	30,760	23,463	95,792

Net income attributable to Matthews shareholders	8,255	14,192	17,991	14,450	54,888

Earnings per share:
Basic	$.30	$.51	$.65	$.53	$1.99
Diluted	.30	.51	.65	.52	1.98

FISCAL YEAR 2012:

Sales	$217,213	$225,545	$227,478	$230,081	$900,317

Gross profit	77,995	84,707	87,709	86,159	336,570

Operating profit	18,925	25,287	27,513	21,852	93,577

Net income attributable to Matthews shareholders	11,285	15,258	16,325	12,975	55,843

Earnings per share
Basic	$.40	$.54	$.58	$.47	$1.98
Diluted	.40	.54	.58	.47	1.98

FINANCIAL STATEMENT SCHEDULE

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at		Charged to
	beginning of	Charged to	other		Balance at
Description	period	expense	Accounts(1)	Deductions(2)	end of period
	(Dollar amounts in thousands)
Allowance for Doubtful Accounts:
Fiscal Year Ended:
September 30, 2013	$11,177	$595	$306	$(2,069)	$10,009
September 30, 2012	10,736	1,558	-	(1,117)	11,177
September 30, 2011	11,261	533	580	(1,638)	10,736

(1)	Amount comprised principally of acquisitions and purchase accounting adjustments in connection with acquisitions.
(2)	Amounts determined not to be collectible (including direct write-offs), net of recoveries.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no changes in accountants or disagreements on accounting or financial disclosure between the Company and PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, for the fiscal years ended September 30, 2013, 2012 and 2011.

ITEM 9A.  CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures.

The Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are designed to provide reasonable assurance that information required to be disclosed in the Company’s  reports filed under that Act (the “Exchange Act”), such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the rules of the Securities and Exchange Commission (“SEC”). These disclosure controls and procedures also are designed to provide reasonable assurance that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

The Company acquired Wetzel AG, Wetzel GmbH and certain related affiliates (collectively, “Wetzel”) and Pyramid Controls, Inc. and its affiliate, Pyramid Control Systems, (collectively, “Pyramid”) in the first quarter of fiscal 2013, and we have excluded Wetzel and Pyramid from our assessment of the effectiveness of our internal control over financial reporting.  As such, the scope of our assessment of the effectiveness of our controls and procedures does not include Wetzel and Pyramid. This exclusion is in accordance with the SEC's general guidance that an assessment of a recently acquired business may be omitted from our scope in the year of acquisition.

Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures in effect as of September 30, 2013. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2013, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that material information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, and that such information is recorded, processed, summarized and properly reported within the appropriate time period, relating to the Company and its consolidated subsidiaries, required to be included in the Exchange Act reports, including this Annual Report on Form 10-K.

(b) Management’s Report on Internal Control over Financial Reporting.

Management’s Report on Internal Control over Financial Reporting is included in Management’s Report to Shareholders in Item 8 of this Annual Report on Form 10-K.

(c) Attestation Report of the Registered Public Accounting Firm.

The Company’s internal control over financial reporting as of September 30, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 of this Annual Report on
Form 10-K.

(d) Changes in Internal Control over Financial Reporting.

There have been no changes in the Company’s internal controls over financial reporting that occurred during the fourth fiscal quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART III

ITEM 10. DIRECTORS, OFFICERS and EXECUTIVE MANAGEMENT OF THE REGISTRANT.

In addition to the information reported in Part I of this Form 10-K, under the caption “Officers and Executive Management of the Registrant”, the information required by this item as to the directors of the Company is hereby incorporated by reference from the information appearing under the captions “General Information Regarding Corporate Governance – Audit Committee”, “Proposal No. 1 – Elections of Directors” and “Compliance with Section 16(a) of the Exchange Act” in the Company’s definitive proxy statement, which involves the election of the directors and is to be filed with the Securities and Exchange Commission pursuant to the Exchange Act of 1934, as amended, within 120 days of the end of the Company’s fiscal year ended September 30, 2013.

The Company’s Code of Ethics Applicable to Executive Management is set forth in Exhibit 14.1 hereto.  Any amendment to the Company’s Code of Ethics or waiver of the Company’s Code of Ethics for senior financial officers, executive officers or Directors will be posted on the Company’s website within four business days following the date of the amendment or waiver, and such information will remain available on the website for at least a twelve-month period.

ITEM 11.  EXECUTIVE COMPENSATION.

The information required by this item as to the compensation of directors and executive management of the Company is hereby incorporated by reference from the information appearing under the captions “Compensation of Directors” and “Executive Compensation and Retirement Benefits” in the Company’s definitive proxy statement which involves the election of directors and is to be filed with the Commission pursuant to the Exchange Act, within 120 days of the end of the Company’s fiscal year ended September 30, 2013.  The information contained in the “Compensation Committee Report” is specifically not incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by this item as to the ownership by management and others of securities of the Company is hereby incorporated by reference from the information appearing under the caption “Stock Ownership” in the Company’s definitive proxy statement which involves the election of directors and is to be filed with the Commission pursuant to the Exchange Act, within 120 days of the end of the Company’s fiscal year ended September 30, 2013.

ITEM 12.              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, continued

Equity Compensation Plans:

The Company maintains an equity incentive plan (the “2007 Equity Incentive Plan”) that provides for grants of stock options, restricted shares, stock-based performance units and certain other types of stock-based awards.  The Company also maintains a stock incentive plan (the “1992 Incentive Stock Plan”) that previously provided for grants of stock options, restricted shares and certain other types of stock-based awards.  In February 2013, the Company’s shareholders approved the adoption of a new plan, the 2012 Equity Incentive Plan (the “2012 Plan”), that provides for grants of stock options, restricted shares, stock-based performance units and certain other types of stock-based awards.  Under the 2012 Plan, which has a ten-year term, the maximum number of shares available for grants or awards is an aggregate of 2,500,000.  There will be no further grants under the 2007 Equity Incentive Plan or the 1992 Incentive Stock Plan.  At September 30, 2013, there were 2,500,000 shares reserved for future issuance under the 2012 Plan. All plans are administered by the Compensation Committee of the Board of Directors.

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

Under the Company’s Director Fee Plan, directors (except for the Chairman of the Board) who are not also officers of the Company each receive, as an annual retainer fee, either cash or shares of the Company's Class A Common Stock equivalent to $60,000.  The equivalent amount paid to a non-employee Chairman of the Board is $130,000. Where the annual retainer fee is provided in shares, each director may elect to be paid these shares on a current basis or have such shares credited to a deferred stock account as phantom stock, with such shares to be paid to the director subsequent to leaving the Board.  The value of deferred shares is recorded in other liabilities.  A total of 17,005 shares had been deferred under the Director Fee Plan at September 30, 2013.  Additionally, directors who are not also officers of the Company each receive an annual stock-based grant (non-statutory stock options, stock appreciation rights and/or restricted shares) with a value of $100,000.  A total of 22,300 stock options have been granted under the plan.  At September 30, 2013, 11,800 options were outstanding and vested. Additionally, 103,150 shares of restricted stock have been granted under the plan, 38,227 of which were unvested at September 30, 2013.  A total of 300,000 shares have been authorized to be issued under the Director Fee Plan.

ITEM 12.              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, continued

The following table provides information about grants under the Company's equity compensation plans as of September 30, 2013:

	Equity Compensation Plan Information
			Number of securities
			remaining available
			for future issuance
	Number of securities	Weighted-average	under equity
	to be issued upon	exercise price	compensation plans
	exercise of	of outstanding	(excluding
	outstanding options,	options, warrants	securities reflected
Plan category	warrants and rights	and rights	in column (a))
	(a)	(b)	(c)
Equity compensation plans
approved by security holders:
1992 Stock Incentive Plan	744,824	$37.76	-	(1)
2007 Equity Incentive Plan	-	-	-	(2)
2012 Equity Incentive Plan	-	-	2,500,000	(3)
Employee Stock Purchase Plan	-	-	1,609,270	(4)
Director Fee Plan	28,805	35.39	77,913	(5)
Equity compensation plans not approved by security holders	None	None	None
Total	773,629	$37.72	4,187,183

(1)	As a result of the approval of the 2007 Equity Incentive Plan, no further grants or awards will be made under the 1992 Incentive Stock Plan.
(2)	As a result of the approval of the 2012 Equity Incentive Plan, no further grants or awards will be made under the 2007 Incentive Stock Plan.
(3)
The 2012 Equity Incentive Plan was approved in February 2013.  The Plan provides for the grant or award of stock options, restricted shares, stock-based performance units and certain other types of stock based awards, with a maximum of 2,500,000 shares available for grants or awards.

(4)
Shares under the Employee Stock Purchase Plan (the “Plan”) are purchased in the open market by employees at the fair market value of the Company’s stock.  The Company provides a matching contribution of 10% of such purchases subject to certain limitations under the Plan.  As the Plan is an open market purchase plan, it does not have a dilutive effect.

(5)	Shares of restricted stock may be issued under the Director Fee Plan. The maximum number of shares authorized to be issued under the Director Fee Plan is 300,000 shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this item as to certain relationships and transactions with management and other related parties of the Company is hereby incorporated by reference from the information appearing under the captions “Proposal No. 1 – Election of Directors” and “Certain Transactions” in the Company’s definitive proxy statement, which involves the election of directors and is to be filed with the Commission pursuant to the Exchange Act, within 120 days of the end of the Company’s fiscal year ended September 30, 2013.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item as to the fees billed and the services provided by the principal accounting firm of the Company is hereby incorporated by reference from the information appearing under the caption “Relationship with Independent Registered Public Accounting Firm” in the Company’s definitive proxy statement, which involves the election of directors and is to be filed with the Commission pursuant to  the Exchange Act within 120 days of the end of the Company’s fiscal year ended September 30, 2013.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) 1.  Financial Statements:

The following items are included in Part II, Item 8:

Pages
Management’s Report to Shareholders	33

Report of Independent Registered Public Accounting Firm	34-35

Consolidated Balance Sheets as of September 30, 2013 and 2012	36-37

Consolidated Statements of Income for the years ended September 30, 2013, 2012 and 2011	38

Consolidated Statements of Comprehensive Income for the years ended September 30, 2013, 2012 and 2011	39

Consolidated Statements of Shareholders' Equity for the years ended September 30, 2013, 2012 and 2011	40

Consolidated Statements of Cash Flows for the years ended September 30, 2013, 2012 and 2011	41

Notes to Consolidated Financial Statements	42-66

Supplementary Financial Information (unaudited)	67

2.	Financial Statement Schedules:

Schedule II - Valuation and Qualifying Accounts is included on page 68 in Part II, Item 8 of this Annual Report on Form 10-K.

3.	Exhibits Filed:

The index to exhibits is on pages 75-76.

(b)	Reports on Form 8-K:

On July 19, 2013, Matthews filed a current report on Form 8-K under Item 2 in connection with a press release announcing its earnings for the third fiscal quarter of 2013.

On July 22, 2013, Matthews filed a current report on Form 8-K under item 1 in connection with the first amended and restated loan agreement dated July 18, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 27, 2013.

MATTHEWS INTERNATIONAL CORPORATION
(Registrant)

By	/s/ Joseph C. Bartolacci
Joseph C. Bartolacci
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on November 27, 2013:

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

Exhibit No.	Description	Prior Filing or Sequential Page Numbers Herein

3.1	Restated Articles of Incorporation*	Exhibit Number 3.1 to Form 10-K for the year ended September 30, 1994

3.2	Restated By-laws*	Exhibit Number 99.1 to Form 8-K dated October 18, 2007

4.1 a	Form of Revised Option Agreement of Repurchase (effective October 1, 1993)*	Exhibit Number 4.5 to Form 10-K for the year ended September 30, 1993

4.2	Form of Share Certificate for Class A Common Stock*	Exhibit Number 4.9 to Form 10-K for the year ended September 30, 1994

10.1	First Amended and Restated Loan Agreement*	Exhibit Number 10.1 to Form 8-K dated July 18, 2013

10.2 a	Supplemental Retirement Plan (as amended through April 23, 2009)*	Exhibit Number 10.5a to Form 10-K for the year ended September 30, 2010

10.3 a	Officers Retirement Restoration Plan (effective April 23, 2009)*	Exhibit Number 10.6 to Form 10-K for the year ended September 30, 2009

10.4 a	1992 Stock Incentive Plan (as amended through April 25, 2006)*	Exhibit Number 10.1 to Form 10-Q for the quarter ended March 31, 2006

10.5 a	Form of Stock Option Agreement*	Exhibit Number 10.7 to Form 10-K for the year ended September 30, 2008

10.6 a	Form of Restricted Stock Agreement*	Exhibit Number 10.8 to Form 10-K for the year ended September 30, 2008

10.7 a	1994 Director Fee Plan (as amended through April 22, 2010)	Filed Herewith

10.8 a	1994 Employee Stock Purchase Plan*	Exhibit Number 10.2 to Form 10-Q for the quarter ended March 31, 1995

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
INDEX, Continued

Exhibit No.	Description	Prior Filing or Sequential Page Numbers Herein

10.9 a	2007 Equity Incentive Plan (as amended through September 26, 2008)*	Exhibit Number 10.11 to Form 10-K for the year ended September 30, 2008

10.10 a	2010 Incentive Compensation Plan*	Exhibit A to 2011 Proxy Statement

10.11 a	2012 Equity Incentive Plan*	Exhibit A to 2013 Proxy Statement

14.1	Form of Code of Ethics Applicable to Executive Management *	Exhibit Number 14.1 to Form 10-K for the year ended September 30, 2004

21	Subsidiaries of the Registrant	Filed Herewith

23	Consent of Independent Registered Public Accounting Firm	Filed Herewith

31.1	Certification of Principal Executive Officer for Joseph C. Bartolacci	Filed Herewith

31.2	Certification of Principal Financial Officer for Steven F. Nicola	Filed Herewith

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Joseph C. Bartolacci	Filed Herewith

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Steven F. Nicola	Filed Herewith

Copies of any Exhibits will be furnished to shareholders upon written request.  Requests should be directed to Mr. Steven F. Nicola, Chief Financial Officer, Secretary and Treasurer of the Registrant.