Form 10-Q
period 2013-12-31
MATTHEWS INTERNATIONAL CORP
filed 2014-02-05
CIK 63296

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-Q

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Quarterly Period Ended December 31, 2013

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

As of January 31, 2014, shares of common stock outstanding were:

Class A Common Stock 27,326,673 shares

PART I - FINANCIAL INFORMATION
MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollar amounts in thousands, except per share data)

	December 31, 2013		September 30, 2013

ASSETS
Current assets:
Cash and cash equivalents		$62,866		$58,959
Accounts receivable, net		172,182		188,405
Inventories		140,140		130,768
Deferred income taxes		9,798		9,826
Other current assets		22,985		18,997

Total current assets		407,971		406,955

Investments		22,983		22,288
Property, plant and equipment: Cost	$420,192		$414,522
Less accumulated depreciation	(242,073)		(233,791)
		178,119		180,731
Deferred income taxes		1,040		1,871
Other assets		16,263		14,402
Goodwill		526,884		524,551
Other intangible assets, net		64,041		65,102

Total assets		$1,217,301		$1,215,900

LIABILITIES
Current liabilities:
Long-term debt, current maturities		$24,925		$23,587
Accounts payable		42,407		45,232
Accrued compensation		31,497		41,916
Accrued income taxes		8,545		5,910
Customer prepayments		13,821		13,531
Contingent consideration		3,726		3,726
Other current liabilities		48,783		51,077

Total current liabilities		173,704		184,979

Long-term debt		352,218		351,068
Accrued pension		62,894		61,642
Postretirement benefits		18,153		17,956
Deferred income taxes		20,734		20,332
Other liabilities		28,148		26,993
Total liabilities		655,851		662,970

SHAREHOLDERS’ EQUITY
Shareholders' equity-Matthews:
Common stock	$36,334		$36,334
Additional paid-in capital	45,689		47,315
Retained earnings	780,650		775,762
Accumulated other comprehensive loss	(22,633)		(26,940)
Treasury stock, at cost	(282,190)		(283,006)
Total shareholders’ equity-Matthews		557,850		549,465
Noncontrolling interests		3,600		3,465
Total shareholders’ equity		561,450		552,930

Total liabilities and shareholders' equity		$1,217,301		$1,215,900

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended
	December 31,
	2013	2012

Sales	$229,945	$225,609
Cost of sales	(148,569)	(145,635)

Gross profit	81,376	79,974

Selling and administrative expenses	(66,380)	(63,475)

Operating profit	14,996	16,499

Investment income	874	233
Interest expense	(2,901)	(3,247)
Other deductions, net	(982)	(1,105)

Income before income taxes	11,987	12,380

Income taxes	(4,081)	(4,377)

Net income	7,906	8,003

Net (income) loss attributable to noncontrolling interests	8	252

Net income attributable to Matthews shareholders	$7,914	$8,255

Earnings per share attributable to Matthews shareholders:
Basic	$.29	$.30

Diluted	$.29	$.30

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended December 31,
	Matthews		Noncontrolling Interest		Total
	2013	2012	2013	2012	2013	2012

Net income (loss):	$7,914	$8,255	$(8)	$(252)	$7,906	$8,003
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	2,546	7,609	143	(301)	2,689	7,308
Pension plans and other postretirement benefits	528	1,073	-	-	528	1,073

Unrecognized gain (loss) on derivatives:
Net change from periodic revaluation	577	11	-	-	577	11
Net amount reclassified to earnings	656	612	-	-	656	612
Net change in unrecognized gain (loss) on
derivatives	1,233	623	-		1,233	623
Other comprehensive income (loss), net of tax	4,307	9,305	143	(301)	4,450	9,004
Comprehensive income (loss)	$12,221	$17,560	$135	$(553)	$12,356	$17,007

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
for the three months ended December 31, 2013 and 2012 (Unaudited)
(Dollar amounts in thousands, except per share data)

	Shareholders’ Equity - Matthews
				Accumulated
		Additional		Other		Non-
	Common	Paid-in	Retained	Comprehensive	Treasury	controlling
	Stock	Capital	Earnings	Income (Loss)	Stock	interests	Total
Balance, September 30, 2012	$36,334	$47,893	$727,176	$(65,083)	$(268,499)	$2,613	$480,434
Net income	-	-	8,255	-	-	(252)	8,003
Pension adjustments	-	-	-	1,073	-	-	1,073
Translation adjustment	-	-	-	7,609	-	(301)	7,308
Fair value of derivatives	-	-	-	623	-	-	623
Total comprehensive income							17,007
Stock-based compensation	-	1,379	-	-	-	-	1,379
Purchase of 155,732 shares of treasury stock	-	-	-	-	(4,530)	-	(4,530)
Issuance of 208,429 shares of treasury stock	-	(5,438)	-	-	5,921	-	483
Dividends, $.10 per share	-	-	(2,841)	-	-	-	(2,841)
Balance, December 31, 2012	$36,334	$43,834	$732,590	$(55,778)	$(267,108)	$2,060	$491,932

	Shareholders’ Equity - Matthews
				Accumulated
		Additional		Other		Non-
	Common	Paid-in	Retained	Comprehensive	Treasury	controlling
	Stock	Capital	Earnings	Income (Loss)	Stock	interests	Total
Balance, September 30, 2013	$36,334	$47,315	$775,762	$(26,940)	$(283,006)	$3,465	$552,930
Net income	-	-	7,914	-	-	(8)	7,906
Pension adjustments	-	-	-	528	-	-	528
Translation adjustment	-	-	-	2,546	-	143	2,689
Fair value of derivatives	-	-	-	1,233	-	-	1,233
Total comprehensive income							12,356
Stock-based compensation	-	1,574	-	-	-	-	1,574
Purchase of 102,177 shares of treasury stock	-	-	-	-	(4,195)	-	(4,195)
Issuance of 184,278 shares of treasury stock	-	(3,200)	-	-	5,011	-	1,811
Dividends, $.11 per share	-	-	(3,026)	-	-	-	(3,026)
Balance, December 31, 2013	$36,334	$45,689	$780,650	$(22,633)	$(282,190)	$3,600	$561,450

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended
	December 31,
	2013	2012

Cash flows from operating activities:
Net income	$7,906	$8,003
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,264	8,150
Stock-based compensation expense	1,574	1,379
Decrease (Increase) in deferred taxes	90	(72)
Gain on sale of assets	(598)	(341)
Unrealized gain on investments	(700)	-
Changes in working capital items	(9,482)	(5,741)
Decrease in other assets	2,645	59
Decrease in other liabilities	(1,596)	(7,534)
Increase in pension and postretirement benefits	2,318	3,336
Other, net	851	498

Net cash provided by operating activities	12,272	7,737

Cash flows from investing activities:
Capital expenditures	(4,569)	(5,257)
Acquisitions, net of cash acquired	-	(60,634)
Proceeds from sale of assets	12	50

Net cash used in investing activities	(4,557)	(65,841)

Cash flows from financing activities:
Proceeds from long-term debt	7,683	84,191
Payments on long-term debt	(6,263)	(15,393)
Payment of contingent consideration	-	(5,296)
Proceeds from the sale of treasury stock	1,655	483
Purchases of treasury stock	(3,995)	(4,530)
Dividends	(3,026)	(2,744)

Net cash (used in) provided by financing activities	(3,946)	56,711

Effect of exchange rate changes on cash	137	620

Net change in cash and cash equivalents	$3,906	$(773)

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
December 31, 2013
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

The Company has manufacturing and marketing facilities in the United States, Mexico, Canada, Europe, Australia and Asia.

Note 2.   Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information for commercial and industrial companies and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three months ended December 31, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2014. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2013.  The consolidated financial statements include all domestic and foreign subsidiaries in which the Company maintains an ownership interest and has operating control.  All intercompany accounts and transactions have been eliminated.

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

Reclassifications and Revision:

Certain reclassifications have been made in these financial statements to adjust the effect of exchange rate changes on cash in the Consolidated Statement of Cash Flows for the quarter ended December 31, 2012.  Additionally,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 2.  Basis of Presentation (continued)

reclassifications have been made in these financial statements to adjust for bank overdrafts on the Consolidated Statement of Cash Flows for the quarter ended December 31, 2012 and on the Consolidated Balance Sheet for the fiscal year ended September 30, 2013.

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

Level 2:                      Inputs other than quoted prices included within level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3:                      Unobservable inputs for the asset or liability.

The fair values of the Company’s assets and liabilities measured on a recurring basis are categorized as follows:

	December 31, 2013				September 30, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Derivatives (1)		$5,108		$5,108	$-	$3,736	-	$3,736
Trading securities	$18,629	-	-	$18,629	$17,929	-	-	$17,929
Total assets at fair value	$18,629	$5,108	-	$23,737	$17,929	$3,736	-	$21,665

Liabilities:
Derivatives (1)	-	$3,995	-	$3,995	-	$4,644	-	$4,644
Total liabilities at fair value	-	$3,995	-	$3,995	-	$4,644	-	$4,644

(1) Interest rate swaps are valued based on observable market swap rates and are classified within Level 2 of the fair value hierarchy.

Note 4.   Inventories

Inventories consisted of the following:

	December 31, 2013	September 30, 2013

Raw materials	$44,185	$40,931
Work in process	28,681	25,293
Finished goods	67,274	64,544
	$140,140	$130,768

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 5.   Debt

The Company has a domestic Revolving Credit Facility with a syndicate of financial institutions.  The maximum amount of borrowings available under the facility is $500,000 and borrowings under the facility bear interest at LIBOR plus a factor ranging from .75% to 1.25% based on the Company’s leverage ratio.  The facility’s maturity is July 2018.  The leverage ratio is defined as net indebtedness divided by EBITDA (earnings before interest, taxes, depreciation and amortization).  The Company is required to pay an annual commitment fee ranging from .15% to .25% (based on the Company’s leverage ratio) of the unused portion of the facility.

The Revolving Credit Facility requires the Company to maintain certain leverage and interest coverage ratios.  A portion of the facility (not to exceed $30,000) is available for the issuance of trade and standby letters of credit. Outstanding borrowings on the Revolving Credit Facility at December 31, 2013 and September 30, 2013 were $310,000 and $305,000, respectively.  The weighted-average interest rate on outstanding borrowings at December 31, 2013 and December 31, 2012 was 2.54% and 2.62%, respectively.

The Company has entered into the following interest rate swaps:

Effective Date	Amount	Fixed Interest Rate	Interest Rate Spread at December 31, 2013	Maturity Date
May 2011	$25,000	1.37%	1.00%	May 2014
October 2011	25,000	1.67%	1.00%	October 2015
November 2011	25,000	2.13%	1.00%	November 2014
March 2012	25,000	2.44%	1.00%	March 2015
June 2012	40,000	1.88%	1.00%	June 2022
August 2012	35,000	1.74%	1.00%	June 2022
September 2012	25,000	3.03%	1.00%	December 2015
September 2012	25,000	1.24%	1.00%	March 2017
November 2012	25,000	1.33%	1.00%	November 2015

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

The fair value of the interest rate swaps reflected an unrealized gain, net of unrealized losses, of $1,113 ($679 after tax) at December 31, 2013 and an unrealized loss, net of unrealized gains, of $908 ($554 after tax) at September 30, 2013.  The net unrealized gain and loss are included in shareholders’ equity as part of accumulated other comprehensive income (loss) (“AOCI”).  Assuming market rates remain consistent with the rates at December 31, 2013, approximately $1,157 net unrealized loss of the $1,113 net unrealized gain included in AOCI is expected to be recognized in earnings as an adjustment to interest expense over the next twelve months.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 5.  Debt (continued)

At December 31, 2013 and September 30, 2013, the interest rate swap contracts were reflected in the consolidated balance sheets as follows:

Balance Sheet Location:	December 31, 2013	September 30, 2013
Current assets
Other current assets	$601	$427
Long-term assets
Other assets	4,507	3,309
Current liabilities:
Other current liabilities	(2,498)	(2,590)
Long-term liabilities:
Other liabilities	(1,497)	(2,054)
Total derivatives	$1,113	$(908)

The loss recognized on derivatives was as follows:

	Location of
Derivatives in	Loss	Amount of Loss
Cash Flow	Recognized in	Recognized in Income
Hedging	Income on	on Derivatives
Relationships	Derivative	Three Months Ended December 31,
		2013	2012

Interest rate swaps	Interest expense	$(1,076)	$(1,003)

The Company recognized the following gains or losses in AOCI:

Location of
Gain or
(Loss)
			Reclassified	Amount of Loss
	Amount of Gain		from	Reclassified from
Derivatives in	Recognized in		AOCI into	AOCI into Income
Cash Flow	AOCI on Derivatives		Income	(Effective Portion*)
Hedging Relationships	December 31, 2013	December 31, 2012	(Effective Portion*)	December 31, 2013	December 31, 2012

Interest rate swaps	$577	$11	Interest expense	$(656)	$(612)

*There is no ineffective portion or amount excluded from effectiveness testing.

In March 2013, the Company, through certain of its European subsidiaries, entered into a credit facility with a bank.  The maximum amount of borrowings available under this facility is 25.0 million Euros ($34,363).  Outstanding borrowings under the credit facility totaled 21.7 million Euros ($29,825) at December 31, 2013.  The weighted-average interest rate on outstanding borrowings under this facility at December 31, 2013 was 1.37%.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 5.  Debt (continued)

The Company, through its German subsidiary, Saueressig GmbH & Co. KG (“Saueressig”), has several loans with various European banks.  Outstanding borrowings under these loans totaled 1.7 million Euros ($2,300) and 1.7 million Euros ($2,310) at December 31, 2013 and September 30, 2013, respectively.  The weighted-average interest rate on outstanding borrowings of Saueressig at December 31, 2013 and 2012 was 4.04% and 3.93%, respectively.

The Company, through its German subsidiary, Wetzel GmbH (“Wetzel”), has several loans with various European banks.  Outstanding borrowings on these loans totaled 7.1 million Euros ($9,780) and 7.4 million Euros ($10,000) at December 31, 2013 and September 30, 2013.  The weighted-average interest rate on outstanding borrowings of Wetzel at December 31, 2013 and 2012 was 7.53% and 6.99%, respectively.

The Company, through its wholly-owned subsidiary, Matthews International S.p.A., has several loans with various Italian banks.  Outstanding borrowings on these loans totaled 4.8 million Euros ($6,643) and 5.1 million Euros ($6,871) at December 31, 2013 and September 30, 2013, respectively.  Matthews International S.p.A. also has three lines of credit totaling 11.3 million Euros ($15,573) with the same Italian banks.  Outstanding borrowings on these lines were 6.2 million Euros ($8,453) and 5.6 million Euros ($7,639) at December 31, 2013 and September 30, 2013, respectively.  The weighted-average interest rate on outstanding Matthews International S.p.A. borrowings at December 31, 2013 and 2012 was 3.16% and 3.12%, respectively.

As of December 31, 2013 and September 30, 2013 the fair value of the Company’s long-term debt, including current maturities, approximated the carrying value included in the Condensed Consolidated Balance Sheet.

Note 6.   Share-Based Payments

The Company maintains an equity incentive plan (the “2012 Equity Incentive Plan”) that provides for grants of stock options, restricted shares, stock-based performance units and certain other types of stock-based awards.  The Company also maintains an equity incentive plan (the “2007 Equity Incentive Plan”) and a stock incentive plan (the “1992 Incentive Stock Plan”) that previously provided for grants of stock options, restricted shares and certain other types of stock-based awards.  Under the 2012 Equity Incentive Plan, which has a ten-year term, the maximum number of shares available for grants or awards is an aggregate of 2,500,000.  There will be no further grants under the 2007 Equity Incentive Plan or the 1992 Incentive Stock Plan.  At December 31, 2013, there were 2,097,550 shares reserved for future issuance under the 2012 Equity Incentive Plan. All plans are administered by the Compensation Committee of the Board of Directors.

The option price for each stock option granted under either plan may not be less than the fair market value of the Company's common stock on the date of grant.  Outstanding stock options generally vest in one-third increments upon the attainment of pre-defined levels of appreciation in the market value of the Company’s Class A Common Stock.  In addition, options generally vest in one-third increments after three, four and five years, respectively, from the grant date (but, in any event, not until the attainment of the market value thresholds).  The options expire on the earlier of ten years from the date of grant, upon employment termination, or within specified time limits following voluntary employment termination (with the consent of the Company), retirement or death.  The Company generally settles employee stock option exercises with treasury shares.  With respect to outstanding restricted share grants, for grants made prior to fiscal 2013, generally one-half of the shares vest on the third anniversary of the grant, with the remaining one-half of the shares vesting in one-third increments upon attainment of pre-defined levels of appreciation in the market value of the Company’s Class A Common Stock.  For grants made in fiscal 2013 and forward, generally one-half of the shares vest on the third anniversary of the grant, one-quarter of the shares vest in one-third increments upon the attainment of pre-defined levels of adjusted earnings per share, and the remaining one-quarter of the shares vest in one-third increments upon attainment of pre-defined levels of appreciation in the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 6.   Share-Based Payments (continued)

market value of the Company’s Class A Common Stock.  Additionally, restricted shares cannot vest until the first anniversary of the grant date.  Unvested restricted shares generally expire on the earlier of five years from the date of grant, upon employment termination, or within specified time limits following voluntary employment termination (with the consent of the Company), retirement or death.  The Company issues restricted shares from treasury shares.

For the three-month periods ended December 31, 2013 and 2012, total stock-based compensation cost totaled $1,574 and $1,379, respectively.  The associated future income tax benefit recognized was $614 and $538 for the three-month periods ended December 31, 2013 and 2012, respectively.

For the three-month periods ended December 31, 2013 and 2012, the amount of cash received from the exercise of stock options was $1,855 and $475, respectively.  In connection with these exercises, the tax benefits realized by the Company for the three-month periods ended December 31, 2013 and 2012 were $177 and $63, respectively.

The transactions for restricted stock for the three months ended December 31, 2013 were as follows:

		Weighted-
		average
		grant-date
	Shares	fair value
Non-vested at September 30, 2013	641,399	$29.46
Granted	201,225	35.71
Vested	(196,009)	29.99
Expired or forfeited	(74,750)	30.85
Non-vested at December 31, 2013	571,865	31.30

As of December 31, 2013, the total unrecognized compensation cost related to unvested restricted stock was $9,434 and is expected to be recognized over a weighted average period of 2.0 years.

The transactions for shares under options for the quarter ended December 31, 2013 were as follows:

			Weighted-
		Weighted-	average	Aggregate
		average	remaining	intrinsic
	Shares	exercise price	contractual term	value
Outstanding, September 30, 2013	744,824	$37.76
Granted	-	-
Exercised	(57,983)	31.99
Expired or forfeited	(15,833)	39.18
Outstanding, December 31, 2013	671,008	38.22	2.0	$2,944
Exercisable, December 31, 2013	354,420	37.76	1.9	$1,718

No options vested during the three months ended December 31, 2013 and 2012, respectively.  The intrinsic value of options (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during the three-month periods ended December 31, 2013 and 2012 was $488 and $182, respectively.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 6.   Share-Based Payments (continued)

The transactions for non-vested options for the quarter ended December 31, 2013 were as follows:

		Weighted-average
		grant-date
Non-vested shares	Shares	fair value
Non-vested at September 30, 2013	331,755	$11.29
Granted	-	-
Vested	-	-
Expired or forfeited	(15,167)	12.25
Non-vested at December 31, 2013	316,588	11.24

The fair value of each restricted stock grant is estimated on the date of grant using a binomial lattice valuation model.  The following table indicates the assumptions used in estimating fair value of restricted stock granted during the periods ended December 31, 2013 and 2012.

	Three Months Ended December 31,
	2013	2012
Expected volatility	26.6%	29.5%
Dividend yield	1.1%	1.2%
Average risk free interest rate	1.4%	0.6%
Average expected term (years)	2.0	2.0

The risk free interest rate is based on United States Treasury yields at the date of grant. The dividend yield is based on the most recent dividend payment and average stock price over the 12 months prior to the grant date.  Expected volatilities are based on the historical volatility of the Company’s stock price.  The expected term represents an estimate of the average period of time for restricted shares to vest.  The characteristics for each grant are considered separately for valuation purposes.

Under the Company’s 1994 Director Fee Plan, directors (except for the Chairman of the Board) who are not also officers of the Company each receive, as an annual retainer fee, either cash or shares of the Company's Class A Common Stock equivalent to $60.  The equivalent amount paid to a non-employee Chairman of the Board is $130. Where the annual retainer fee is provided in shares, each director may elect to be paid these shares on a current basis or have such shares credited to a deferred stock account as phantom stock, with such shares to be paid to the director subsequent to leaving the Board.  The value of deferred shares is recorded in other liabilities.  A total of 17,005 shares had been deferred under the 1994 Director Fee Plan at December 31, 2013.  Additionally, directors who are not also officers of the Company each receive an annual stock-based grant (non-statutory stock options, stock appreciation rights and/or restricted shares) with a value of $100.  A total of 22,300 stock options have been granted under the plan.  At December 31, 2013, 11,800 options were outstanding and vested. Additionally, 103,150 shares of restricted stock have been granted under the plan, 38,227 of which were unvested at December 31, 2013.  A total of 300,000 shares have been authorized to be issued under the 1994 Director Fee Plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 7.   Earnings Per Share Attributable to Matthews Shareholders

The information used to compute earnings per share attributable to Matthews’ common shareholders was as follows:

	Three Months Ended
	December 31,
	2013	2012
Net income attributable to Matthews shareholders	$7,914	$8,255
Less: dividends and undistributed earnings allocated to participating securities	41	97
Net income available to Matthews shareholders	$7,873	$8,158

Weighted-average shares outstanding (in thousands):
Basic shares	27,125	27,275
Effect of dilutive securities	227	114
Diluted shares	27,352	27,389

There were no anti-dilutive securities for the three months ended December 31, 2013.  Options to purchase 768,691 shares of common stock were not included in the computation of diluted earnings per share for the three months ended December 31, 2012 because the inclusion of these options would be anti-dilutive.

Note 8.   Pension and Other Postretirement Benefit Plans

The Company provides defined benefit pension and other postretirement plans to certain employees. Net periodic pension and other postretirement benefit cost for the plans included the following:

	Three Months Ended December 31,
	Pension		Other Postretirement
	2013	2012	2013	2012

Service cost	$1,582	$1,685	$109	$199
Interest cost	2,213	1,913	230	282
Expected return on plan assets	(2,396)	(2,243)	-	-
Amortization:
Prior service cost	(52)	(52)	(22)	(68)
Net actuarial loss (gain)	991	1,806	(49)	110

Net benefit cost	$2,338	$3,109	$268	$523

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 8.   Pension and Other Postretirement Benefit Plans (continued)

Benefit payments under the Company’s principal retirement plan are made from plan assets, while benefit payments under the postretirement benefit plan are made from the Company’s operating funds.  Under IRS regulations, the Company is not required to make any significant contributions to its principal retirement plan in fiscal year 2014.

Contributions made and anticipated for fiscal year 2014 are as follows:

Contributions	Pension	Other Postretirement

Contributions during the three months ended December 31, 2013:
Supplemental retirement plan	$181	$-
Other postretirement plan	-	156

Additional contributions expected in fiscal 2014:
Supplemental retirement plan	540	-
Other postretirement plan	-	770

Note 9.   Accumulated Other Comprehensive Income

The change in AOCI by component, net of tax, for the three month period ended December 31, 2013 were as follows:

		Post-retirement benefit plans	Currency translation adjustment		Derivatives	Total
Attributable to Matthews:
Balance, September 30, 2013		$(30,100)	$3,714		$(554)	$(26,940)
OCI before reclassification		-	2,546		577	3,123
Amounts reclassified from AOCI	(a)	528		(b)	656	1,184
Net current-period OCI		528	2,546		1,233	4,307
Balance, December 31, 2013		$(29,572)	$6,260		$679	$(22,633)
Attributable to noncontrolling interest:
Balance, September 30, 2013		-	$401		-	$401
OCI before reclassification		-	143		-	143
Net current-period OCI		-	143		-	143
Balance, December 31, 2013		-	$544		-	$544

(a)	Amounts were included in net periodic benefit cost for pension and other postretirement benefit plans (see note 8).
(b)	Amounts were included in interest expense in the periods the hedged item affected earnings (see note 5).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 9.   Accumulated Other Comprehensive Income (continued)

Reclassifications out of AOCI for the three month period ended December 31, 2013 were as follows:

Details about AOCI Components	Amount reclassified from AOCI		Affected line item in the Statement of income

Postretirement benefit plans
Prior service (cost) credit	74	(a)
Actuarial losses	(942)	(a)
	(868)	(b)	Total before tax
	(340)		Tax provision (benefit)
	$(528)		Net of tax
Derivatives
Interest rate swap contracts	(1,076)		Interest expense
	(1,076)	(b)	Total before tax
	(420)		Tax provision (benefit)
	(656)		Net of tax

(a)
Amounts are included in the computation of pension and other postretirement benefit expense, which is reported in both cost of goods sold and selling and administrative expenses.  For additional information, see Note 8.

(b)	For pre-tax items, positive amounts represent income and negative amounts represent expense.

Note 10.   Income Taxes

Income tax provisions for the Company’s interim periods are based on the effective income tax rate expected to be applicable for the full year. The Company's effective tax rate for the three months ended December 31, 2013 was 34.1%, compared to 35.4% for the first quarter of fiscal 2013.  The difference between the Company's fiscal 2014 first quarter effective tax rate and the Federal statutory rate of 35.0% primarily reflected the impact of state taxes, offset by lower foreign income taxes.

The Company had unrecognized tax benefits (excluding penalties and interest) of $4,497 and $4,516 on December 31, 2013 and September 30, 2013, respectively, all of which, if recorded, would impact the 2014 annual effective tax rate.

The Company classifies interest and penalties on tax uncertainties as a component of the provision for income taxes. The Company included $93 in interest and penalties in the provision for income taxes for the first quarter of fiscal 2014. Total penalties and interest accrued were $2,494 and $2,401 at December 31, 2013 and September 30, 2013, respectively.  These accruals may potentially be applicable in the event of an unfavorable outcome of uncertain tax positions.

The Company is currently under examination in several tax jurisdictions and remains subject to examination until the statute of limitations expires for those tax jurisdictions.  As of December 31, 2013, the tax years that remain subject to examination by major jurisdiction generally are:

United States – Federal	2010 and forward
United States – State	2009 and forward
Canada	2008 and forward
Europe	2008 and forward
United Kingdom	2012 and forward
Australia	2009 and forward
Asia	2008 and forward

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

Information about the Company's segments follows:

	Three Months Ended
	December 31,
	2013	2012
Sales to external customers:
Memorialization:
Cemetery Products	$49,827	$52,824
Funeral Home Products	58,668	60,757
Cremation	8,865	11,102
	117,360	124,683
Brand Solutions:
Graphics Imaging	72,654	62,435
Marking and Fulfillment Systems	21,523	17,915
Merchandising Solutions	18,408	20,576
	112,585	100,926

	$229,945	$225,609

Operating profit:
Memorialization:
Cemetery Products	$6,119	$6,372
Funeral Home Products	6,821	7,693
Cremation	(402)	475
	12,538	14,540
Brand Solutions:
Graphics Imaging	1,041	292
Marking and Fulfillment Systems	1,140	376
Merchandising Solutions	277	1,291
	2,458	1,959

	$14,996	$16,499

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

Note 13.   Goodwill and Other Intangible Assets

Goodwill related to business combinations is not amortized but is subject to annual review for impairment. In general, when the carrying value of a reporting unit exceeds its implied fair value, an impairment loss may need to be recognized. For purposes of testing for impairment the Company uses a combination of valuation techniques, including discounted cash flows. Intangible assets are amortized over their estimated useful lives unless such lives are considered to be indefinite. A significant decline in cash flows generated from these assets may result in a write-down of the carrying values of the related assets.  The Company performs its annual impairment review in the second fiscal quarter.

A summary of the carrying amount of goodwill attributable to each segment as well as the changes in such amounts are as follows:

					Marking and
	Cemetery	Funeral Home		Graphics	Fulfillment	Merchandising
	Products	Products	Cremation	Imaging	Systems	Solutions	Consolidated

Goodwill	$99,707	$163,208	$17,823	$193,281	$50,646	$9,138	$533,803
Accumulated impairment losses	(412)	-	(5,000)	(3,840)	-	-	(9,252)
Balance at September 30, 2013	99,295	163,208	12,823	189,441	50,646	9,138	524,551

Additions during period	-	-	-	-	-	-	-
Translation and other adjustments	314	-	133	1,828	58	-	2,333
Goodwill	100,021	163,208	17,956	195,109	50,704	9,138	536,136
Accumulated impairment losses	(412)	-	(5,000)	(3,840)	-	-	(9,252)
Balance at December 31, 2013	$99,609	$163,208	$12,956	$191,269	$50,704	$9,138	$526,884

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 13.   Goodwill and Other Intangible Assets (continued)

The following tables summarize the carrying amounts and related accumulated amortization for intangible assets as of December 31, 2013 and September 30, 2013, respectively.

	Carrying	Accumulated	Impairment
	Amount	Amortization	Loss	Net
December 31, 2013:
Trade names	$24,640	$- *	$(1,656)	$22,984
Trade names	3,045	(2,088)	-	957
Customer relationships	59,141	(20,231)	-	38,910
Copyrights/patents/other	10,177	(8,987)	-	1,190
	$97,003	$(31,306)	$(1,656)	$64,041

September 30, 2013:
Trade names	$24,496	$- *	$(1,618)	$22,878
Trade names	3,034	(2,142)	-	892
Customer relationships	59,061	(19,099)	-	39,962
Copyrights/patents/other	10,116	(8,746)	-	1,370
	$96,707	$(29,987)	$(1,618)	$65,102
* Not subject to amortization

The net change in intangible assets during the three months ended December 31, 2013 included the impact of foreign currency fluctuations during the period and additional amortization.

Amortization expense on intangible assets was $1,174 and $952 for the three-month periods ended December 31, 2013 and 2012, respectively.  The remaining amortization expense is estimated to be $2,930 in 2014, $3,662 in 2015, $3,374 in 2016, $3,181 in 2017 and $3,163 in 2018.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement:

The following discussion should be read in conjunction with the consolidated financial statements of Matthews International Corporation (“Matthews” or the “Company”) and related notes thereto included in this Quarterly Report on Form 10-Q and the Company's Annual Report on Form 10-K for the year ended September 30, 2013.  Any forward-looking statements contained herein are included pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements involve known and unknown risks and uncertainties that may cause the Company's actual results in future periods to be materially different from management's expectations.  Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove correct.  Factors that could cause the Company's results to differ materially from the results discussed in such forward-looking statements principally include changes in domestic or international economic conditions, changes in foreign currency exchange rates, changes in the cost of materials used in the manufacture of the Company’s products, changes in death rates, changes in product demand or pricing as a result of consolidation in the industries in which the Company operates, changes in product demand or pricing as a result of domestic or international competitive pressures, unknown risks in connection with the Company's acquisitions, and technological factors beyond the Company's control.  In addition, although the Company does not have any customers that would be considered individually significant to consolidated sales, changes in the distribution of the Company’s products or the potential loss of one or more of the Company’s larger customers are also considered risk factors.

Results of Operations:

The following table sets forth the sales and operating profit for the Company’s Memorialization and Brand Solutions businesses for the quarters ended December 31, 2013 and 2012.

	Three Months Ended
	December 31,
	2013	2012
Sales:
Memorialization	$117,360	$124,683
Brand Solutions	112,585	100,926
	$229,945	$225,609

Operating Profit:
Memorialization	$12,538	$14,540
Brand Solutions	2,458	1,959
	$14,996	$16,499

Sales for the quarter ended December 31, 2013 were $229.9 million, compared to $225.6 million for the three months ended December 31, 2012.  Higher sales volume in the Marking and Fulfillment Systems segment and the impact of acquisitions contributed to the sales increase.  Consolidated sales for the current quarter also reflected the benefit of favorable changes in foreign currencies against the U.S. dollar.

In the Company’s Memorialization business, Cemetery Products segment sales for the fiscal 2014 first quarter were $49.8 million, compared to $52.8 million for the fiscal 2013 first quarter.  The decrease primarily reflected lower unit volume of memorial products. Sales for the Funeral Home Products segment were $58.7 million for the quarter ended December 31, 2013, compared to $60.8 million a year ago. The decrease resulted principally from lower unit volume.  Based on published CDC data, the Company estimated that the number of casketed, in-ground burial deaths in the U.S. declined in the fiscal 2014 first quarter, compared to a year ago.  Sales for the Cremation segment were $8.9 million for the first quarter of fiscal 2014, compared to $11.1 million for the same period a year ago.  The decrease principally reflected lower sales volume of cremation equipment, primarily in the U.K. and Europe.  In the Brand Solutions business, sales for the Graphics Imaging segment were $72.7 million in the first quarter of fiscal 2014, compared to $62.4 million for the same period a year ago.  The increase resulted principally from the acquisition of Wetzel Holding AG, Wetzel GmbH and related affiliates (collectively “Wetzel”) in November 2012, and the favorable impact of changes in foreign currency values against the U.S. dollar.  Marking and Fulfillment Systems segment sales were $21.5 million for the first quarter of fiscal 2014, compared to $17.9 million for the first quarter of fiscal 2013.  The increase resulted principally from higher unit volume of equipment in North America and the acquisition of Pyramid Controls, Inc. (“Pyramid”) in December 2012.  Sales for the Merchandising Solutions segment were $18.4 million for the first quarter of fiscal 2014, compared to $20.6 million for the same period a year ago.  The decrease principally reflected lower sales to several large accounts.

Gross profit for the quarter ended December 31, 2013 was $81.4 million, compared to $80.0 million for the same period a year ago.  Consolidated gross profit as a percent of sales was 35.4% for the first quarter of fiscal 2014 and fiscal 2013.  The increase in consolidated gross profit primarily reflected the impact of higher sales.

Selling and administrative expenses for the three months ended December 31, 2013 were $66.4 million, compared to $63.5 million for the first quarter of fiscal 2013.  Consolidated selling and administrative expenses as a percent of sales were 28.9% for the quarter ended December 31, 2013, compared to 28.1% for the same period last year.  The increase in selling and administrative expenses was primarily attributable to recent acquisitions.  The impact of lower Memorialization sales contributed to the increase in selling and administrative expenses as a percent of sales.

Operating profit for the quarter ended December 31, 2013 was $15.0 million, compared to $16.5 million for the three months ended December 31, 2012. Cemetery Products segment operating profit for the fiscal 2014 first quarter was $6.1 million, compared to $6.4 million for the first quarter of fiscal 2013.  The decrease reflected lower sales, partially offset by the benefit of recent manufacturing cost savings initiatives.  Operating profit for the Funeral Home Products segment was $6.8 million for the first quarter of fiscal 2014, compared to $7.7 million for the first quarter of fiscal 2013.  The Funeral Home Products segment operating profit for the current quarter reflected the impact of lower sales, offset by the benefit of recent sourcing and cost structure initiatives.  In addition, fiscal 2014 unusual charges, which primarily related to lean initiatives and litigation-related costs, increased over prior year unusal charges by approximately $1.0 million.  The Cremation segment reported an operating loss of $402,000 for the first quarter of fiscal 2014, compared to operating profit of $475,000 for the same period in fiscal 2013. The decrease principally reflected the impact of lower sales and higher material costs.  Graphics Imaging segment operating profit for the quarter ended December 31, 2013 was $1.0 million, compared to $292,000 for the three months ended December 31, 2012.  The increase was primarily attributable to a decrease in unusual charges in fiscal 2014, compared to fiscal 2013.  The current period unusual charges primarily included severance costs and charges related to cost reduction initiatives.  Unusual charges for this segment in the first quarter a year ago included acquisition-related expenses.  Operating profit for the Marking and Fulfillment Systems segment for the fiscal 2014 first quarter was $1.1 million, compared to $376,000 for the same period a year ago.  The increase primarily resulted from the favorable impact of higher sales.  Merchandising Solutions segment operating profit was $277,000 for the first quarter of fiscal 2014, compared to $1.3 million for the same period in fiscal 2013, primarily reflecting lower sales and an increase in unusual charges related to lean and strategic sourcing initiatives.

Investment income was $874,000 for the three months ended December 31, 2013, compared to $233,000 for the three months ended December 31, 2012.  The increase reflected higher rates of return on investments held in trust for certain of the Company’s benefit plans.  Interest expense for the fiscal 2014 first quarter was $2.9 million, compared to $3.2 million for the same period last year.  The decrease in interest expense primarily reflected lower average debt levels.  Other deductions, net, for the quarter ended December 31, 2013 represented a decrease in pre-tax income of $982,000, compared to a decrease in pre-tax income of $1.1 million for the same quarter last year.  Other income and deductions generally include banking related fees and the impact of currency gains and losses on certain intercompany debt.

The Company's effective tax rate for the three months ended December 31, 2013 was 34.1%, compared to 35.4% for the first quarter of fiscal 2013 and 32.7% for the fiscal 2013 full year.  The fiscal 2013 full year effective tax rate included the benefit of a European tax loss carryback.  The decrease in the effective tax rate for the fiscal 2014 first quarter primarily reflected the impact of a higher percentage of earnings generated outside the U.S. and reductions in tax rates in certain foreign jurisdictions.  The difference between the Company's effective tax rate and the Federal statutory rate of 35.0% primarily reflected the impact of state taxes, offset by lower foreign income taxes.

Net earnings attributable to noncontrolling interests was a loss of $8,000 in the fiscal 2014 first quarter, compared to a loss of $252,000 for the same period a year ago.  The decrease related principally to the Company’s acquisition of the remaining ownership interest in its Turkish subsidiary in March 2013.

Goodwill and Other Intangible Assets:

Goodwill related to business combinations is not amortized, but is subject to annual review for impairment.  In general, when the carrying value of a reporting unit exceeds its implied fair value, an impairment loss may need to be recognized.  For purposes of testing for impairment, the Company uses a discounted cash flow technique.  The Company performed its annual impairment review in the second quarter of fiscal 2013 and determined that no additional adjustments to the carrying values of goodwill were necessary at March 31, 2013.  As discussed in the Company’s Annual Report on Form 10-K for the year ended September 30, 2013, recent economic conditions in Europe have unfavorably impacted the operating results of the Graphics Imaging segment.  Consequently, the Graphics Imaging reporting unit’s implied fair value is approaching the unit’s carrying value.  If the segment’s operating results deteriorate further, an impairment charge could be required in future periods.

Liquidity and Capital Resources:

Net cash provided by operating activities was $12.3 million for the first quarter of fiscal 2014, compared to $7.7 million for the first quarter of fiscal 2013.  Operating cash flow for both periods reflected net income adjusted for depreciation, amortization, stock-based compensation expense and non-cash pension expense.  Net changes in working capital items, which principally related to increases in inventory and fiscal year-end compensation-related payments, resulted in a use of working capital of approximately $9.5 million in fiscal 2014, compared to $5.7 million a year ago.

Cash used in investing activities was $4.6 million for the three months ended December 31, 2013, compared to $65.8 million for the three months ended December 31, 2012.  Investing activities for the first quarter of fiscal 2014 primarily reflected capital expenditures.  Investing activities for the first quarter of fiscal 2013 primarily reflected acquisitions, net of cash acquired, of $60.6 million and capital expenditures of $5.3 million.

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

Cash used in financing activities for the quarter ended December 31, 2013 was $4.0 million, primarily reflecting long-term debt proceeds, net of repayments, of $1.4 million, proceeds from the sale of treasury stock (stock option exercises) of $1.8 million, treasury stock purchases of $4.2 million, and dividends of $3.0 million to the Company's shareholders.  Cash provided by financing activities for the quarter ended December 31, 2012 was $56.7 million, primarily reflecting long-term debt proceeds, net of repayments, of $68.8 million, payment of contingent consideration of $5.3 million, treasury stock purchases of $4.5 million and dividends of $2.7 million to the Company's shareholders.

The Company has a domestic Revolving Credit Facility with a syndicate of financial institutions.  The maximum amount of borrowings available under the facility is $500.0 million and borrowings under the facility bear interest at LIBOR plus a factor ranging from .75% to 1.25% based on the Company’s leverage ratio.  The facility’s maturity is July 2018.  The leverage ratio is defined as net indebtedness divided by EBITDA (earnings before interest, taxes, depreciation and amortization).  The Company is required to pay an annual commitment fee ranging from .15% to .25% (based on the Company’s leverage ratio) of the unused portion of the facility.   The Revolving Credit Facility requires the Company to maintain certain leverage and interest coverage ratios.  A portion of the facility (not to exceed $30.0 million) is available for the issuance of commercial and standby letters of credit.  Outstanding borrowings on the Revolving Credit Facility as of December 31, 2013 and September 30, 2013 were $310.0 million and $305.0 million, respectively.  The weighted-average interest rate on outstanding borrowings under the credit facilities was 2.54% and 2.62% at December 31, 2013 and 2012, respectively.

The Company has entered into the following interest rate swaps:

Effective Date	Amount	Fixed Interest Rate	Interest Rate Spread at December 31, 2013	Maturity Date
May 2011	$25,000	1.37%	1.00%	May 2014
October 2011	25,000	1.67%	1.00%	October 2015
November 2011	25,000	2.13%	1.00%	November 2014
March 2012	25,000	2.44%	1.00%	March 2015
June 2012	40,000	1.88%	1.00%	June 2022
August 2012	35,000	1.74%	1.00%	June 2022
September 2012	25,000	3.03%	1.00%	December 2015
September 2012	25,000	1.24%	1.00%	March 2017
November 2012	25,000	1.33%	1.00%	November 2015

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

The fair value of the interest rate swaps reflected an unrealized gain, net of unrealized losses, of $1.1 million ($679,000 after tax) at December 31, 2013 that is included in shareholders’ equity as part of accumulated other comprehensive income.  Assuming market rates remain constant with the rates at December 31, 2013, an approximately $1.2 million net loss included in accumulated other comprehensive income is expected to be recognized in earnings as interest expense over the next twelve months.

In March 2013, the Company, through certain of its European subsidiaries, entered into a credit facility with a bank.  The maximum amount of borrowings available under this facility is 25.0 million Euros ($34.4 million). Outstanding borrowings under the credit facility totaled 21.7 million Euros ($29.8 million) and 22.5 million Euros ($30.4 million) at December 31, 2013 and September 30, 2013, respectively.  The weighted-average interest rate on outstanding borrowings under the facility at December 31, 2013 was 1.37%.

The Company, through its German subsidiary, Saueressig GmbH & Co. KG (“Saueressig”), has several loans with various European banks.  Outstanding borrowings under these loans totaled 1.7 million Euros ($2.3 million) at December 31, 2013 and September 30, 2013, respectively.  The weighted-average interest rate on outstanding borrowings of Saueressig at December 31, 2013 and 2012 was 4.04% and 3.93%, respectively.

The Company, through its German subsidiary, Wetzel GmbH (“Wetzel”), has several loans with various European banks.  Outstanding borrowings under these loans totaled 7.1 million Euros ($9.8 million) and 7.4 million Euros ($10.0 million) at December 31, 2013 and September 30, 2013.  The weighted-average interest rate on outstanding borrowings of Wetzel at December 31, 2013 and 2012 was 7.53% and 6.99%, respectively.

The Company, through its wholly-owned subsidiary, Matthews International S.p.A., has several loans with various Italian banks.  Outstanding borrowings on these loans totaled 4.8 million Euros ($6.6 million) and 5.1 million Euros ($6.9 million) at December 31, 2013 and September 30, 2013, respectively.  Matthews International S.p.A. also has three lines of credit totaling 11.3 million Euros ($15.6 million) with the same Italian banks.  Outstanding borrowings on these lines were 6.2 million Euros ($8.5 million) and 5.6 million Euros ($7.6 million) at December 31, 2013 and September 30, 2013, respectively.  The weighted-average interest rate on outstanding Matthews International S.p.A. borrowings at December 31, 2013 and 2012 was 3.16% and 3.12%, respectively.

The Company has a stock repurchase program.  Under the current authorization, the Company’s Board of Directors has authorized the repurchase of a total of 2,500,000 shares of Matthews’ common stock under the program, of which 1,092,493 shares remain available for repurchase as of December 31, 2013.  The buy-back program is designed to increase shareholder value, enlarge the Company's holdings of its common stock, and add to earnings per share.  Repurchased shares may be retained in treasury, utilized for acquisitions, or reissued to employees or other purchasers, subject to the restrictions of the Company’s Restated Articles of Incorporation.

Consolidated working capital of the Company was $234.3 million at December 31, 2013, compared to $222.0 million at September 30, 2013.  Cash and cash equivalents were $62.9 million at December 31, 2013, compared to $59.0 million at September 30, 2013. The Company's current ratio was 2.3 and 2.2 at December 31, 2013 and September 30, 2013, respectively.

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

At December 31, 2013, an accrual of approximately $5.4 million had been recorded for environmental remediation (of which $1.5 million was classified in other current liabilities), representing management's best estimate of the probable and reasonably estimable costs of the Company's known remediation obligations.  The accrual, which reflects previously established reserves assumed with the acquisition of York and additional reserves recorded as a purchase accounting adjustment, does not consider the effects of inflation and anticipated expenditures are not discounted to their present value.  Changes in the accrued environmental remediation obligation from the prior fiscal year reflect payments charged against the accrual.

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

In developing the Company’s outlook for the remainder of fiscal 2014, some of the more significant factors considered include:

•
Strategic cost structure initiatives, particularly with respect to lean and sourcing, will continue.  The Company has started to realize some of the benefits of these initiatives and, as these projects progress, the unusual costs associated with these actions will also continue.

•
Based on published CDC data, the Company estimated that the number of deaths in the United States in the most recent quarter increased slightly from a year ago, with a decline in the number of casketed, in-ground burial deaths.  This indicates that the death rate trends have moderated from fiscal 2013 to a more normal trend.  As such, this would project a small increase in overall deaths, with a decline in casketed, in-ground burial deaths for the remainder of fiscal 2014.

•
The challenges stemming from the European economic weakness are expected to continue.  While some growth is forecasted, the economic climate is expected to be difficult in the near term and remains a risk to the Company's European businesses.

•
The first quarter declines in sales in the Cremation and Merchandising Solutions businesses are currently considered to be related to the timing of projects, as both segments are projecting sales growth for the full fiscal year.

Based on our first quarter results and current forecasts, the Company is projecting growth in fiscal 2014 earnings per share over fiscal 2013, excluding unusual costs.

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

A summary of the Company's significant accounting policies are included in the Notes to Consolidated Financial Statements and in the critical accounting policies in Management’s Discussion and Analysis included in the Company's Annual Report on Form 10-K for the year ended September 30, 2013.  Management believes that the application of these policies on a consistent basis enables the Company to provide useful and reliable financial information about the company's operating results and financial condition.

LONG-TERM CONTRACTUAL OBLIGATIONS AND COMMITMENTS:

The following table summarizes the Company’s contractual obligations at December 31, 2013, and the effect such obligations are expected to have on its liquidity and cash flows in future periods.

	Payments due in fiscal year:
		2014			After
	Total	Remainder	2015 to 2016	2017 to 2018	2018
Contractual Cash Obligations:	(Dollar amounts in thousands)
Revolving credit facilities	$339,825	$-	$29,825	$310,000	$-
Notes payable to banks	19,182	12,293	4,658	2,231	-
Short-term borrowings	9,546	9,546	-	-	-
Capital lease obligations	10,443	1,650	2,776	1,828	4,189
Non-cancelable operating leases	22,386	7,727	10,496	2,311	1,852

Total contractual cash obligations	$401,382	$31,216	$47,755	$316,370	$6,041

A significant portion of the loans included in the table above bear interest at variable rates.  At December 31, 2013, the weighted-average interest rate was 2.54% on the Company’s domestic Revolving Credit Facility, 1.37% on the credit facility through the Company’s European subsidiaries, 4.04% on bank loans to its wholly-owned subsidiary, Saueressig, 7.53% on bank loans to its wholly-owned subsidiary, Wetzel and 3.16% on bank loans to the Company’s wholly-owned subsidiary, Matthews International S.p.A.

Benefit payments under the Company’s principal retirement plan are made from plan assets, while benefit payments under the supplemental retirement plan and postretirement benefit plan are funded from the Company’s operating cash.  The Company is not required to make any significant contributions to its principal retirement plan in fiscal 2014. During the three months ended December 31, 2013, contributions of $181,000 and $156,000 were made under the supplemental retirement plan and postretirement plan, respectively.  The Company currently anticipates contributing an additional $540,000 and $770,000 under the supplemental retirement plan and postretirement plan, respectively, for the remainder of fiscal 2014.

Unrecognized tax benefits are positions taken, or expected to be taken, on an income tax return that may result in additional payments to tax authorities.  If a tax authority agrees with the tax position taken, or expected to be taken, or the applicable statute of limitations expires, then additional payments will not be necessary.  As of December 31, 2013, the Company had unrecognized tax benefits, excluding penalties and interest, of approximately $4.9 million. The timing of potential future payments related to the unrecognized tax benefits is not presently determinable. The Company believes that its current liquidity sources, combined with its operating cash flow and borrowing capacity, will be sufficient to meet its capital needs for the foreseeable future.

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

The fair value of the interest rate swaps reflected a net unrealized gain of $1.1 million ($679,000 after tax) at December 31, 2013 that is included in equity as part of accumulated other comprehensive income.  A decrease of 10% in market interest rates (e.g. a decrease from 5.0% to 4.5%) would result in a decrease of approximately $913,000 in the net fair value asset of the interest rate swaps.

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

Foreign Currency Exchange Rates - The Company is subject to changes in various foreign currency exchange rates, including the Euro, British Pound, Canadian Dollar, Australian Dollar, Swedish Krona, Chinese Yuan, Hong Kong Dollar, Polish Zloty, Turkish Lira and Vietnamese Dong in the conversion from local currencies to the U.S. dollar of the reported financial position and operating results of its non-U.S. based subsidiaries.  A strengthening of the U. S. dollar of 10% would have resulted in a decrease in reported sales of $9.2 million and a decrease in reported operating income of $472,000 for the three months ended December 31, 2013.

Actuarial Assumptions – The most significant actuarial assumptions affecting pension expense and pension obligations include the valuation of retirement plan assets, the discount rate and the estimated return on plan assets.  The estimated return on plan assets is currently based upon projections provided by the Company’s independent investment advisor, considering the investment policy of the plan and the plan’s asset allocation.  The fair value of plan assets and discount rate are “point-in-time” measures, and the recent volatility of the debt and equity markets makes estimating future changes in fair value of plan assets and discount rates more challenging.  The following table summarizes the impact on the September 30, 2013 actuarial valuations of changes in the primary assumptions affecting the Company’s principal retirement plan and supplemental retirement plan.

	Impact of Changes in Actuarial Assumptions
	Change in Discount Rate		Change in Expected Return		Change in Market Value of Assets
	+1%	-1%	+1%	-1%	+5%	-5%
	(Dollar amounts in thousands)
Increase (decrease) in net benefit cost	$ (2,394)	$ 3,163	$(1,204)	$1,204	$ (1,097)	$ 1,097

Increase (decrease) in projected benefit obligation	(23,348)	30,054	-	-	-	-

Increase (decrease) in funded status	23,348	(30,054)	-	-	6,219	(6,219)

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

Management, under the supervision and with the participation of our Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures in effect as of December 31, 2013. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2013, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that material information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, and that such information is recorded, summarized and properly reported within the appropriate time period, relating to the Company and its consolidated subsidiaries, required to be included in the Exchange Act reports, including this Quarterly Report on Form 10-Q.

There have been no changes in the Company’s internal controls over financial reporting that occurred during the fiscal quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2.                      Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Stock Repurchase Plan

The Company has a stock repurchase program.  The buy-back program is designed to increase shareholder value, enlarge the Company's holdings of its common stock, and add to earnings per share.  Repurchased shares may be retained in treasury, utilized for acquisitions, or reissued to employees or other purchasers, subject to the restrictions of the Company’s Restated Articles of Incorporation.  Under the current authorization, the Company's Board of Directors had authorized the repurchase of a total of 2,500,000 shares of Matthews’ common stock under the program, of which 1,092,493 shares remain available for repurchase as of December 31, 2013.

The following table shows the monthly fiscal 2014 stock repurchase activity:

Period	Total number of shares purchased	Weighted-average price paid per share	Total number of shares purchased as part of a publicly announced plan	Maximum number of shares that may yet be purchased under the plan

October 2013	509	$40.83	509	1,194,161
November 2013	86,287	40.95	86,287	1,107,874
December 2013	15,381	41.67	15,381	1,092,493
Total	102,177	$41.05	102,177

Item 4.  Mine Safety Disclosures

Not Applicable.

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit
	No.	Description

	31.1	Certification of Principal Executive Officer for Joseph C. Bartolacci
	31.2	Certification of Principal Financial Officer for Steven F. Nicola
	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Joseph C. Bartolacci
	32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Steven F. Nicola

(b)	Reports on Form 8-K

On November 18, 2013 Matthews filed a Current Report on Form 8-K under Item 2.02 in connection with a press release announcing its earnings for fiscal 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATTHEWS INTERNATIONAL CORPORATION
(Registrant)

Date: February 5, 2014	/s/ Joseph C. Bartolacci
Joseph C. Bartolacci, President
and Chief Executive Officer

Date: February 5, 2014	/s/ Steven F. Nicola
Steven F. Nicola, Chief Financial Officer,
Secretary and Treasurer