Form 10-Q
period 2014-03-31
MATTHEWS INTERNATIONAL CORP
filed 2014-05-01
CIK 63296

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-Q

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Quarterly Period Ended March 31, 2014

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

As of April 30, 2014, shares of common stock outstanding were:

  Class A Common Stock 27,345,111 shares

PART I - FINANCIAL INFORMATION
MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollar amounts in thousands)

	March 31, 2014		September 30, 2013

ASSETS
Current assets:
Cash and cash equivalents		$61,590		$58,959
Accounts receivable, net		185,274		188,405
Inventories		143,005		130,768
Deferred income taxes		9,805		9,826
Other current assets		21,780		18,997

Total current assets		421,454		406,955

Investments		23,122		22,288
Property, plant and equipment: Cost	$423,414		$414,522
Less accumulated depreciation	(247,008)		(233,791)
		176,406		180,731
Deferred income taxes		1,588		1,871
Other assets		15,275		14,402
Goodwill		527,282		524,551
Other intangible assets, net		62,934		65,102

Total assets		$1,228,061		$1,215,900

LIABILITIES
Current liabilities:
Long-term debt, current maturities		$23,472		$23,587
Accounts payable		45,936		45,232
Accrued compensation		34,496		41,916
Accrued income taxes		4,010		5,910
Customer prepayments		14,840		13,531
Contingent consideration		-		3,726
Other current liabilities		46,754		51,077

Total current liabilities		169,508		184,979

Long-term debt		354,167		351,068
Accrued pension		63,959		61,642
Postretirement benefits		18,270		17,956
Deferred income taxes		20,640		20,332
Other liabilities		30,296		26,993
Total liabilities		656,840		662,970

SHAREHOLDERS’ EQUITY
Shareholders' equity-Matthews:
Common stock	$36,334		$36,334
Additional paid-in capital	46,911		47,315
Retained earnings	788,966		775,762
Accumulated other comprehensive loss	(22,287)		(26,940)
Treasury stock, at cost	(281,859)		(283,006)
Total shareholders’ equity-Matthews		568,065		549,465
Noncontrolling interests		3,156		3,465
Total shareholders’ equity		571,221		552,930

Total liabilities and shareholders' equity		$1,228,061		$1,215,900

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2014	2013	2014	2013

Sales	$246,837	$256,390	$476,782	$481,999
Cost of sales	(156,657)	(161,524)	(305,226)	(307,159)

Gross profit	90,180	94,866	171,556	174,840

Selling and administrative expenses	(69,288)	(69,796)	(135,668)	(133,271)

Operating profit	20,892	25,070	35,888	41,569

Investment income	353	607	1,227	840
Interest expense	(2,554)	(3,051)	(5,455)	(6,298)
Other income (deductions), net	(790)	(1,067)	(1,772)	(2,172)

Income before income taxes	17,901	21,559	29,888	33,939

Income taxes	(6,650)	(7,504)	(10,731)	(11,881)

Net income	11,251	14,055	19,157	22,058

Net (income) loss attributable to noncontrolling interests	82	137	90	389

Net income attributable to Matthews shareholders	$11,333	$14,192	$19,247	$22,447

Earnings per share attributable to Matthews shareholders:
Basic	$0.41	$0.51	$0.71	$0.81

Diluted	$0.41	$0.51	$0.70	$0.81

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Dollar amounts in thousands)

	Three Months Ended March 31,
	Matthews		Noncontrolling Interest		Total
	2014	2013	2014	2013	2014	2013

Net income (loss):	$11,333	$14,192	$(82)	$(137)	$11,251	$14,055
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	223	(13,543)	(197)	356	26	(13,187)
Pension plans and other postretirement benefits	529	1,074	-	-	529	1,074
Unrecognized gain (loss) on derivatives:
Net change from periodic revaluation	(1,049)	486	-	-	(1,049)	486
Net amount reclassified to earnings	643	626	-	-	643	626
Net change in unrecognized gain (loss) on
derivatives	(406)	1,112	-	-	(406)	1,112
Other comprehensive income (loss), net of tax	346	(11,357)	(197)	356	149	(11,001)
Comprehensive income (loss)	$11,679	$2,835	$(279)	$219	$11,400	$3,054

	Six Months Ended March 31,
	Matthews		Noncontrolling Interest		Total
	2014	2013	2014	2013	2014	2013

Net income (loss):	$19,247	$22,447	$(90)	$(389)	$19,157	$22,058
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	2,769	(5,934)	(54)	55	2,715	(5,879)
Pension plans and other postretirement benefits	1,057	2,147	-	-	1,057	2,147
Unrecognized gain (loss) on derivatives:
Net change from periodic revaluation	(472)	497	-	-	(472)	497
Net amount reclassified to earnings	1,299	1,238	-	-	1,299	1,238
Net change in unrecognized gain (loss) on
derivatives	827	1,735		-	827	1,735
Other comprehensive income (loss), net of tax	4,653	(2,052)	(54)	55	4,599	(1,997)
Comprehensive income (loss)	$23,900	$20,395	$(144)	$(334)	$23,756	$20,061

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
for the six months ended March 31, 2014 and 2013 (Unaudited)
(Dollar amounts in thousands, except per share data)

	Shareholders’ Equity
				Accumulated
		Additional		Other		Non-
	Common	Paid-in	Retained	Comprehensive	Treasury	controlling
	Stock	Capital	Earnings	Income (Loss)	Stock	interests	Total
Balance, September 30, 2012	$36,334	$47,893	$727,176	$(65,083)	$(268,499)	$2,613	$480,434
Net income	-	-	22,447	-	-	(389)	22,058
Minimum pension liability	-	-	-	2,147	-	-	2,147
Translation adjustment	-	-	-	(5,934)	-	55	(5,879)
Fair value of derivatives	-	-	-	1,735	-	-	1,735
Total comprehensive income							20,061
Stock-based compensation	-	2,757	-	-	-	-	2,757
Purchase of 354,040 shares of treasury stock	-	-	-	-	(7,259)	-	(7,259)
Issuance of 279,745 shares of treasury stock	-	(8,102)	-	-	8,626	-	524
Cancellations of 42,956 shares of treasury stock	-	1,843	-	-	(1,843)	-	-
Dividends, $.20 per share	-	-	(5,563)	-	-	-	(5,563)
Arrangement with noncontrolling interests			4,980			1,653	6,633
Distributions to noncontrolling interests	-	-	-	-	-	(273)	(273)
Balance, March 31, 2013	$36,334	$44,391	$749,040	$(67,135)	$(268,975)	$3,659	$497,314

	Shareholders’ Equity
				Accumulated
		Additional		Other		Non-
	Common	Paid-in	Retained	Comprehensive	Treasury	controlling
	Stock	Capital	Earnings	Income (Loss)	Stock	interests	Total
Balance, September 30, 2013	$36,334	$47,315	$775,762	$(26,940)	$(283,006)	$3,465	$552,930
Net income	-	-	19,247	-	-	(90)	19,157
Minimum pension liability	-	-	-	1,057	-	-	1,057
Translation adjustment	-	-	-	2,769	-	(54)	2,715
Fair value of derivatives	-	-	-	827	-	-	827
Total comprehensive income							23,756
Stock-based compensation	-	3,239	-	-		-	3,239
Purchase of 108,605 shares of treasury stock	-	-	-	-	(4,467)	-	(4,467)
Issuance of 281,231 shares of treasury stock	-	(6,799)	-	-	8,770	-	1,971
Cancellations of 77,417 shares of treasury stock		3,156			(3,156)
Dividends, $.22 per share	-	-	(6,043)	-	-	-	(6,043)
Distributions to noncontrolling interests	-	-				(165)	(165)
Balance, March 31, 2014	$36,334	$46,911	$788,966	$(22,287)	$(281,859)	$3,156	$571,221

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollar amounts in thousands, except per share data)

	Six Months Ended
	March 31,
	2014	2013

Cash flows from operating activities:
Net income	$19,157	$22,058
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,921	17,314
Stock-based compensation expense	3,239	2,757
Change in deferred taxes	(651)	(787)
Gain on sale of assets	(632)	(660)
Unrealized gain on investments	(875)	(450)
Changes in working capital items	(23,233)	(10,554)
Increase in other assets	(805)	(95)
Increase (decrease) in other liabilities	4,282	(2,785)
Increase in pension and postretirement benefits	4,369	6,642
Other, net	(164)	(3,293)

Net cash provided by operating activities	23,608	30,147

Cash flows from investing activities:
Capital expenditures	(9,859)	(10,947)
Proceeds from sale of assets	29	221
Acquisitions, net of cash acquired	-	(63,769)

Net cash used in investing activities	(9,830)	(74,495)

Cash flows from financing activities:
Proceeds from long-term debt	15,335	117,636
Payments on long-term debt	(14,484)	(54,055)
Payments of contingent consideration	(3,703)	(9,542)
Proceeds from the sale of treasury stock	1,828	524
Purchases of treasury stock	(4,267)	(7,259)
Dividends	(6,043)	(5,563)
Distributions to noncontrolling interests	(165)	(273)

Net cash (used in) provided by financing activities	(11,499)	41,468

Effect of exchange rate changes on cash	352	216

Net change in cash and cash equivalents	$2,631	$(2,664)

Non-cash investing and financing activities:
Acquisition of equipment under capital lease	$949	$-

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2014
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

The Company has manufacturing and marketing facilities in the United States, Mexico, Canada, Europe, Australia and Asia.

Note 2.   Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information for commercial and industrial companies and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the six months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2014. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2013.  The consolidated financial statements include all domestic and foreign subsidiaries in which the Company maintains an ownership interest and has operating control.  All intercompany accounts and transactions have been eliminated.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 2.  Basis of Presentation (continued)

Reclassifications and Revision:

Certain reclassifications have been made in these financial statements to adjust the effect of exchange rate changes on cash in the Consolidated Statement of Cash Flows for the six-month period ended March 31, 2013.  Additionally, reclassifications have been made in these financial statements to adjust for bank overdrafts in the Consolidated Statement of Cash Flows for the six months ended March 31, 2013 and on the Consolidated Balance Sheet for the fiscal year ended September 30, 2013.

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

Level 2:                      Inputs other than quoted prices included within level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3:                      Unobservable inputs for the asset or liability.

The fair values of the Company’s assets and liabilities measured on a recurring basis are categorized as follows:

	March 31, 2014				September 30, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Derivatives (1)	$-	$3,850	-	$3,850	$-	$3,736	-	$3,736
Trading securities	$18,879	-	-	$18,879	$17,929	-	-	$17,929
Total assets at fair value	$18,879	$3,850	-	$22,729	$17,929	$3,736	-	$21,665

Liabilities:
Derivatives (1)	-	$3,403	-	$3,403	-	$4,644	-	$4,644
Total liabilities at fair value	-	$3,403	-	$3,403	-	$4,644	-	$4,644

(1) Interest rate swaps are valued based on observable market swap rates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 4.   Inventories

Inventories consisted of the following:

	March 31, 2014	September 30, 2013

Raw Materials	$44,507	$40,931
Work in process	30,930	25,293
Finished goods	67,568	64,544
	$143,005	$130,768

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

The Revolving Credit Facility requires the Company to maintain certain leverage and interest coverage ratios.  A portion of the facility (not to exceed $30,000) is available for the issuance of trade and standby letters of credit. Outstanding borrowings on the Revolving Credit Facility at March 31, 2014 and September 30, 2013 were $310,000 and $305,000, respectively.  The weighted-average interest rate on outstanding borrowings on this facility at March 31, 2014 and 2013 was 2.53% and 2.98%, respectively.

In connection with the pending acquisition of Schawk, Inc. (“SGK”) (see Note 12.) the Company entered into a commitment letter with RBS Citizens in March 2014 to amend and increase the maximum amount of borrowings available under the facility to $850,000.  The amendment is conditional upon the closing of the SGK acquisition.

The Company has entered into the following interest rate swaps:

Effective Date	Amount	Fixed Interest Rate	Interest Rate Spread at March 31, 2014	Maturity Date
May 2011	$25,000	1.37%	1.00%	May 2014
October 2011	25,000	1.67%	1.00%	October 2015
November 2011	25,000	2.13%	1.00%	November 2014
March 2012	25,000	2.44%	1.00%	March 2015
June 2012	40,000	1.88%	1.00%	June 2022
August 2012	35,000	1.74%	1.00%	June 2022
September 2012	25,000	3.03%	1.00%	December 2015
September 2012	25,000	1.24%	1.00%	March 2017
November 2012	25,000	1.33%	1.00%	November 2015
May 2014	25,000	1.35%	1.00%	May 2018

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 5.  Debt (continued)

The fair value of the interest rate swaps reflected an unrealized gain, net of unrealized losses, of $447 ($273 after tax) at March 31, 2014 and an unrealized loss, net of unrealized gains, of $908 ($554 after tax) at September 30, 2013.  The net unrealized gain and loss are included in shareholders’ equity as part of accumulated other comprehensive income (loss) (“AOCI”).  Assuming market rates remain consistent with the rates at March 31, 2014, approximately $1,131 net unrealized loss included in AOCI is expected to be recognized in earnings as an adjustment to interest expense over the next twelve months.

At March 31, 2014 and September 30, 2013, the interest rate swap contracts were reflected in the consolidated balance sheets as follows:

Balance Sheet Location:	March 31, 2014	September 30, 2013
Current assets
Other current assets	$473	$427
Long-term assets
Other assets	3,378	3,309
Current liabilities:
Other current liabilities	(2,327)	(2,590)
Long-term liabilities:
Other liabilities	(1,077)	(2,054)
Total derivatives	$447	$(908)

The loss recognized on derivatives was as follows:

Location of
Derivatives in	Loss	Amount of		Amount of
Cash Flow	Recognized in	Loss Recognized		Loss Recognized
Hedging	Income on	in Income		in Income
Relationships	Derivative	on Derivatives		on Derivatives
		Three Months ended March 31,		Six Months ended March 31,
		2014	2013	2014	2013

Interest rate swaps	Interest expense	$(1,054)	$(1,026)	$(2,130)	$(2,029)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 5.  Debt (continued)

The Company recognized the following losses in AOCI:

Location of
Gain or
			(Loss)	Amount of Loss
			Reclassified	Reclassified from
	Amount of		From	AOCL into
Derivatives in	Gain or (Loss) Recognized in		AOCI into	Income
Cash Flow	AOCL on Derivatives		Income	(Effective Portion*)
Hedging Relationships	March 31, 2014	March 31, 2013	(Effective Portion*)	March 31, 2014	March 31, 2013

Interest rate swaps	$(472)	$497	Interest expense	$(1,299)	$(1,238)

*There is no ineffective portion or amount excluded from effectiveness testing.

The Company, through certain of its European subsidiaries has a credit facility with a European bank.  The maximum amount of borrowing available under this facility was 25.0 million Euros ($34,425).  Outstanding borrowings under the credit facility totaled 21.9 million Euros ($30,144) and 22.5 million Euros ($30,454) at March 31, 2014 and September 30, 2013, respectively.  The weighted-average interest rate on outstanding borrowings under this facility at March 31, 2014 and 2013 was 1.48% and 1.37%, respectively.

The Company, through its German subsidiary, Saueressig GmbH & Co. KG (“Saueressig”), has several loans with various European banks.  Outstanding borrowings under these loans totaled 1.5 million Euros ($2,001) and 1.7 million Euros ($2,310) at March 31, 2014 and September 30, 2013, respectively. The weighted-average interest rate on outstanding borrowings of Saueressig at March 31, 2014 and 2013 was 4.04% and 3.89%, respectively.

The Company, through its German subsidiary, Wetzel GmbH (“Wetzel”), has several loans with various European banks.  Outstanding borrowings under these loans totaled 6.5 million Euros ($8,932) and 7.4 million Euros ($10,000) at March 31, 2014 and September 30, 2013, respectively.  The weighted-average interest rate on outstanding borrowings of Wetzel at March 31, 2014 and 2013 was 7.75% and 7.17%, respectively.

The Company, through its wholly-owned subsidiary, Matthews International S.p.A., has several loans with various Italian banks.  Outstanding borrowings on these loans totaled 7.1 million Euros ($9,766) and 5.1 million Euros ($6,871) at March 31, 2014 and September 30, 2013, respectively.  Matthews International S.p.A. also has three lines of credit totaling 11.3 million Euros ($15,601) with the same Italian banks.  Outstanding borrowings on these lines were 4.3 million Euros ($5,932) and 5.6 million Euros ($7,639) at March 31, 2014 and September 30, 2013, respectively.  The weighted-average interest rate on outstanding Matthews International S.p.A. borrowings at March 31, 2014 and 2013 was 3.12% and 3.16%, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 6.   Share-Based Payments

The Company maintains an equity incentive plan (the “2012 Equity Incentive Plan”) that provides for grants of stock options, restricted shares, stock-based performance units and certain other types of stock-based awards.  The Company also maintains an equity incentive plan (the “2007 Equity Incentive Plan”) and a stock incentive plan (the “1992 Incentive Stock Plan”) that previously provided for grants of stock options, restricted shares and certain other types of stock-based awards.  Under the 2012 Equity Incentive Plan, which has a ten-year term, the maximum number of shares available for grants or awards is an aggregate of 2,500,000.  There will be no further grants under the 2007 Equity Incentive Plan or the 1992 Incentive Stock Plan.  At March 31, 2014, there were 2,097,550 shares reserved for future issuance under the 2012 Equity Incentive Plan. All plans are administered by the Compensation Committee of the Board of Directors.

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

For the three-month periods ended March 31, 2014 and 2013, total stock-based compensation cost totaled $1,665 and $1,378, respectively.  For the six-month periods ended March 31, 2014 and 2013, total stock-based compensation cost totaled $3,239 and $2,757, respectively.  The associated future income tax benefit recognized was $649 and $537 for the three-month periods ended March 31, 2014 and 2013, respectively, and $1,263 and $1,075 for the six-month periods ended March 31, 2014 and 2013, respectively.

For the three-month periods ended March 31, 2014 and 2013, the amount of cash received from the exercise of stock options was $173 and $48, respectively. For the six-month periods ended March 31, 2014 and 2013, the amount of cash received from the exercise of stock options was $1,828 and $523, respectively. In connection with these exercises, the tax benefits realized by the Company were $8 and $3 for the three-month periods ended March 31, 2014 and 2013, respectively, and $185 and $66 for the six-month periods ended March 31, 2014 and 2013, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 6.   Share-Based Payments (continued)

The transactions for restricted stock for the six months ended March 31, 2014 were as follows:

		Weighted-
		average
		grant-date
	Shares	fair value
Non-vested at September 30, 2013	641,399	$29.46
Granted	201,225	35.71
Vested	(225,503)	29.44
Expired or forfeited	(77,417)	30.84
Non-vested at March 31, 2014	539,704	31.60

As of March 31, 2014, the total unrecognized compensation cost related to unvested restricted stock was $7,898 and is expected to be recognized over a weighted average period of 1.8 years.

The transactions for shares under options for the six months ended March 31, 2014 were as follows:

			Weighted-
		Weighted-	average	Aggregate
		average	remaining	intrinsic
	Shares	exercise price	contractual term	value
Outstanding, September 30, 2013	744,824	$37.76
Granted	-	-
Exercised	(62,653)	32.37
Expired or forfeited	(20,214)	39.12
Outstanding, March 31, 2014	661,957	38.23	1.8	$1,710
Exercisable, March 31, 2014	349,183	37.77	1.6	$1,063

No options vested during the three-month and six-month periods ended March 31, 2014 and 2013, respectively.  The intrinsic value of options (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during the six-month periods ended March 31, 2014 and 2013 was $509 and $190, respectively.

The transactions for non-vested options for the six months ended March 31, 2014 were as follows:

		Weighted-average
		grant-date
Non-vested shares	Shares	fair value
Non-vested at September 30, 2013	331,755	$11.29
Granted	-	-
Vested	-	-
Expired or forfeited	(18,981)	12.23
Non-vested at March 31, 2014	312,774	11.23

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 6.   Share-Based Payments (continued)

The fair value of each restricted stock grant is estimated on the date of grant using a binomial lattice valuation model.  The following table indicates the assumptions used in estimating fair value of restricted stock for the periods ended March 31, 2014 and 2013.

	Six Months Ended March 31,
	2014	2013
Expected volatility	26.6%	29.5%
Dividend yield	1.1%	1.2%
Average risk free interest rate	1.4%	0.6%
Average expected term (years)	2.0	2.0

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

Under the Company’s 1994 Director Fee Plan, directors (except for the Chairman of the Board) who are not also officers of the Company each receive, as an annual retainer fee, either cash or shares of the Company's Class A Common Stock equivalent to $60.  The equivalent amount paid to a non-employee Chairman of the Board is $130. Where the annual retainer fee is provided in shares, each director may elect to be paid these shares on a current basis or have such shares credited to a deferred stock account as phantom stock, with such shares to be paid to the director subsequent to leaving the Board.  The value of deferred shares is recorded in other liabilities.  A total of 17,005 shares had been deferred under the 1994 Director Fee Plan at March 31, 2014.  Additionally, directors who are not also officers of the Company each receive an annual stock-based grant (non-statutory stock options, stock appreciation rights and/or restricted shares) with a value of $100.  A total of 22,300 stock options have been granted under the plan.  At March 31, 2014, 11,800 options were outstanding and vested. Additionally, 120,500 shares of restricted stock have been granted under the plan, 37,457 of which were unvested at March 31, 2014.  A total of 300,000 shares have been authorized to be issued under the 1994 Director Fee Plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 7.   Earnings Per Share Attributable to Matthews’ Shareholders

The information used to compute earnings per share attributable to Matthews’ common shareholders was as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Net income attributable to Matthews shareholders	$11,333	$14,192	$19,247	$22,447
Less: dividends and undistributed earnings allocated to participating securities	23	145	74	251
Net income available to Matthews shareholders	$11,310	$14,047	$19,173	$22,196

Weighted-average shares outstanding (in thousands):
Basic shares	27,276	27,369	27,193	27,312
Effect of dilutive securities	194	143	231	99
Diluted shares	27,470	27,512	27,424	27,411

There were no anti-dilutive securities for the three and six months ended March 31, 2014.  Options to purchase 730,642 and 749,667 shares of common stock were not included in the computation of diluted earnings per share for the three months and six months ended March 31, 2013, respectively, because the inclusion of these options would be anti-dilutive.

Note 8.   Pension and Other Postretirement Benefit Plans

The Company provides defined benefit pension and other postretirement plans to certain employees. Net periodic pension and other postretirement benefit cost for the plans included the following:

	Three months ended March 31,
	Pension		Other Postretirement
	2014	2013	2014	2013

Service cost	$1,582	$1,685	$109	$199
Interest cost	2,213	1,913	230	282
Expected return on plan assets	(2,396)	(2,243)	-	-
Amortization:
Prior service cost	(52)	(52)	(21)	(68)
Net actuarial loss (gain)	991	1,806	(49)	110

Net benefit cost	$2,338	$3,109	$269	$523

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 8.   Pension and Other Postretirement Benefit Plans (continued)

	Six months ended March 31,
	Pension		Other Postretirement
	2014	2013	2014	2013

Service cost	$3,164	$3,370	$218	$398
Interest cost	4,426	3,826	460	564
Expected return on plan assets	(4,792)	(4,486)	-	-
Amortization:
Prior service cost	(104)	(104)	(43)	(136)
Net actuarial loss	1,982	3,612	(98)	220

Net benefit cost	$4,676	$6,218	$537	$1,046

Benefit payments under the Company’s principal retirement plan are made from plan assets, while benefit payments under the postretirement benefit plan are made from the Company’s operating funds.  Under IRS regulations, the Company is not required to make any significant contributions to its principal retirement plan in fiscal year 2014.

Contributions made and anticipated for fiscal year 2014 are as follows:

Contributions	Pension	Other Postretirement

Contributions during the six months ended March 31, 2014:
Supplemental retirement plan	$362	$-
Other postretirement plan	-	464

Additional contributions expected in fiscal 2014:
Supplemental retirement plan	359	-
Other postretirement plan	-	462

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 9.   Accumulated Other Comprehensive Income

The changes in AOCI by component, net of tax, for the three month period ended March 31, 2014 were as follows:

		Post-retirement benefit plans	Currency translation adjustment		Derivatives	Total
Attributable to Matthews:
Balance, December 31, 2013		$(29,572)	$6,260		$679	$(22,633)
OCI before reclassification		-	223		(1,049)	(826)
Amounts reclassified from AOCI	(a)	529	-	(b)	643	1,172
Net current-period OCI		529	223		(406)	346
Balance, March 31, 2014		$(29,043)	$6,483		$273	$(22,287)
Attributable to noncontrolling interest:
Balance, December 31, 2013		-	$544		-	$544
OCI before reclassification		-	(197)		-	(197)
Net current-period OCI		-	(197)		-	(197)
Balance, March 31, 2014		-	$347		-	$347

The changes in AOCI by component, net of tax, for the six month period ended March 31, 2014 were as follows:

		Post-retirement benefit plans	Currency translation adjustment		Derivatives	Total
Attributable to Matthews:
Balance, September 30, 2013		$(30,100)	$3,714		$(554)	$(26,940)
OCI before reclassification		-	2,769		(472)	2,297
Amounts reclassified from AOCI	(a)	1,057	-	(b)	1,299	2,356
Net current-period OCI		1,057	2,769		827	4,653
Balance, March 31, 2014		$(29,043)	$6,483		$273	$(22,287)
Attributable to noncontrolling interest:
Balance, September 30, 2013		-	$401		-	$401
OCI before reclassification		-	(54)		-	(54)
Net current-period OCI		-	(54)		-	(54)
Balance, March 31, 2014		-	$347		-	$347

(a)	Amounts were included in net periodic benefit cost for pension and other postretirement benefit plans (see note 8).
(b)	Amounts were included in interest expense in the periods the hedged item affected earnings (see note 5).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 9.   Accumulated Other Comprehensive Income (continued)

Reclassifications out of AOCI for the three and six month periods ended March 31, 2014 were as follows:

	Amount reclassified from AOCI
Details about AOCI Components	Three months ended March 31, 2014		Six months ended March 31, 2014	Affected line item in the Statement of income

Postretirement benefit plans
Prior service (cost) credit	73	(a)	147
Actuarial losses	(942)	(a)	(1,884)
	(869)	(b)	(1,737)	Total before tax
	(340)		(680)	Tax provision (benefit)
	$(529)		$(1,057)	Net of tax
Derivatives
Interest rate swap contracts	(1,054)		(2,130)	Interest expense
	(1,054)	(b)	(2,130)	Total before tax
	(411)		(831)	Tax provision (benefit)
	(643)		(1,299)	Net of tax

(a)
Amounts are included in the computation of pension and other postretirement benefit expense, which is reported in both cost of goods sold and selling and administrative expenses.  For additional information, see Note 8.

(b)	For pre-tax items, positive amounts represent income and negative amounts represent expense.

Note 10.   Income Taxes

Income tax provisions for the Company’s interim periods are based on the effective income tax rate expected to be applicable for the full year. The Company's effective tax rate for the six months ended March 31, 2014 was 35.9%, compared to 35.0% for the first half of fiscal 2013. The difference between the Company's effective tax rate and the Federal statutory rate of 35.0% primarily reflected the impact of state taxes and estimated non-deductible transaction costs related to the pending acquisition of Schawk, Inc. (“SGK”) (see Note 12), offset by lower foreign income taxes.

The Company had unrecognized tax benefits (excluding penalties and interest) of $4,386 and $4,516 on March 31, 2014 and September 30, 2013, respectively, all of which, if recorded, would impact the 2014 annual effective tax rate.

The Company classifies interest and penalties on tax uncertainties as a component of the provision for income taxes. The Company included $178 in interest and penalties in the provision for income taxes for the first six months of fiscal 2014. Total penalties and interest accrued were $2,579 and $2,401 at March 31, 2014 and September 30, 2013, respectively.  These accruals may potentially be applicable in the event of an unfavorable outcome of uncertain tax positions.

The Company is currently under examination in several tax jurisdictions and remains subject to examination until the statute of limitations expires for those tax jurisdictions.  As of March 31, 2014, the tax years that remain subject to examination by major jurisdiction generally are:

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

Information about the Company's segments follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Sales to external customers:
Memorialization:
Cemetery Products	$52,858	$55,690	$102,685	$108,514
Funeral Home Products	63,069	67,996	121,737	128,753
Cremation	9,724	12,320	18,589	23,422
	125,651	136,006	243,011	260,689
Brand Solutions:
Graphics Imaging	80,296	78,519	152,950	140,954
Marking and Fulfillment Systems	22,845	22,350	44,368	40,265
Merchandising Solutions	18,045	19,515	36,453	40,091
	121,186	120,384	233,771	221,310

	$246,837	$256,390	$476,782	$481,999

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Operating profit:
Memorialization:
Cemetery Products	$8,069	$5,851	$14,188	$12,223
Funeral Home Products	9,141	9,751	15,962	17,444
Cremation	565	997	163	1,472
	17,775	16,599	30,313	31,139
Brand Solutions:
Graphics Imaging	1,310	5,510	2,351	5,802
Marking and Fulfillment Systems	1,830	2,407	2,970	2,783
Merchandising Solutions	(23)	554	254	1,845
	3,117	8,471	5,575	10,430

	$20,892	$25,070	$35,888	$41,569

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 12.   Acquisitions

In March 2014, the Company signed a definitive agreement to acquire SGK (NYSE: SGK).  SGK is a leading global brand development, activation and brand deployment company.  Under the terms of the transaction, SGK shareholders will receive $11.80 cash and 0.20582 shares of Matthews’ common stock for each SGK share held.  Based on the closing price of Matthews’ stock at the time the agreement was signed, the transaction represents an implied price of $20.00 per share and a total enterprise value of approximately $577 million.  The transaction is expected to close in the quarter ending September 30, 2014, subject to approval by the shareholders of SGK and other customary closing conditions.  Members of the Schawk family and various Schawk family trusts, who collectively own approximately 61% of the common stock of Schawk, have agreed to vote in favor of the merger.

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

Note 13.   Goodwill and Other Intangible Assets

Goodwill related to business combinations is not amortized, but is subject to annual review for impairment.  In general, when the carrying value of a reporting unit exceeds its implied fair value, an impairment loss may need to be recognized.  For purposes of testing for impairment, the Company uses a discounted cash flow technique.  A number of assumptions and estimates are involved in the application of the discounted cash flow model to forecast operating cash flows, including sales volumes and pricing, costs to produce, tax rates, capital spending, working capital changes, and discount rate.  The Company estimates future cash flows using volume and pricing assumptions based largely on existing customer relationships and contracts, and operating cost assumptions management believes are reasonable based on historical performance and projected future performance as reflected in its most recent operating plans and projections.  The discount rate used in the discounted cash flow analysis was developed with the assistance of valuation experts and management believes it appropriately reflects the risks associated with the Company’s operating cash flows.  In order to further validate the reasonableness of the estimated fair values of the reporting units as of the valuation date, a reconciliation of the aggregate fair values of all reporting units to market capitalization was performed using a reasonable control premium.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 13.   Goodwill and Other Intangible Assets (continued)

The Company performed its annual impairment review in the second quarter of fiscal 2014 and determined that for all reporting units, except Graphics Imaging, the estimated fair value significantly exceeded carrying value so no adjustments to the carrying value of goodwill were necessary at March 31, 2014.  As discussed in the Company’s Annual Report on Form 10-K for the year ended September 30, 2013, recent economic conditions in Europe have unfavorably impacted the operating results of the Graphics Imaging business.  For the Graphics Imaging reporting unit, the estimated fair value exceeded its carrying value by less than 10%, resulting in no goodwill impairment for the unit.  While the Graphics Imaging reporting unit passed the first step of the impairment test, if its operating profits or another significant assumption were to deteriorate in the future, it could adversely affect the estimated fair value of the reporting unit.  Factors that could have a negative impact on the estimated fair value of the Graphics Imaging reporting unit include a further delay in the recovery of the European market, continued pricing pressure, declines in expected volumes, and an increase in discount rates.  If the Company is unsuccessful in its plans to recover the profitability of this business, the estimated fair value could decline and lead to a potential goodwill impairment in the future.

Trade names with indefinite lives are tested for impairment annually in the second quarter. Matthews performed a quantitative impairment evaluation of its trade names for 2014, and the test indicated the trade names were not impaired.

A summary of the carrying amount of goodwill attributable to each segment as well as the changes in such amounts are as follows:

	Cemetery	Funeral Home		Graphics	Marking and Fulfillment	Merchandising
	Products	Products	Cremation	Imaging	Systems	Solutions	Consolidated

Goodwill	$99,707	$163,208	$17,823	$193,281	$50,646	$9,138	$533,803
Accumulated impairment losses	(412)	-	(5,000)	(3,840)	-	-	(9,252)
Balance at September 30, 2013	99,295	163,208	12,823	189,441	50,646	9,138	524,551

Additions during period	-	-	-	-	-	-	-
Translation and other adjustments	427	-	165	2,208	(69)	-	2,731
Goodwill	100,134	163,208	17,988	195,489	50,577	9,138	536,534
Accumulated impairment losses	(412)	-	(5,000)	(3,840)	-	-	(9,252)
Balance at March 31, 2014	$99,722	$163,208	$12,988	$191,649	$50,577	$9,138	$527,282

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 13.   Goodwill and Other Intangible Assets (continued)

The following tables summarize the carrying amounts and related accumulated amortization for intangible assets as of March 31, 2014 and September 30, 2013, respectively.

	Carrying	Accumulated
	Amount	Amortization	Net
March 31, 2014:
Trade names	$23,014	$- *	$23,014
Trade names	3,050	(2,150)	900
Customer relationships	59,191	(21,176)	38,015
Copyrights/patents/other	10,196	(9,191)	1,005
	$95,451	$(32,517)	$62,934

September 30, 2013:
Trade names	$22,878	$- *	$22,878
Trade names	3,034	(2,142)	892
Customer relationships	59,061	(19,099)	39,962
Copyrights/patents/other	10,116	(8,746)	1,370
	$95,089	$(29,987)	$65,102
* Not subject to amortization

The carrying amount of indefinite-lived trade names as of September 30, 2013 included an impairment loss of approximately $1.6 million in the Graphics Imaging segment that was recorded in the second quarter of fiscal 2013.  The net change in intangible assets during the six months ended March 31, 2014 included foreign currency fluctuations during the period, and additional amortization.

Amortization expense on intangible assets was $1,165 and $943 for the three-month periods ended March 31, 2014 and 2013, respectively.  For the six-month periods ended March 31, 2014 and 2013, amortization expense was $2,340 and $1,886, respectively. Amortization expense is estimated to be $1,947 for the remainder of 2014, $3,662 in 2015, $3,374 in 2016, $3,181 in 2017 and $3,163 in 2018.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement:

The following discussion should be read in conjunction with the consolidated financial statements of Matthews International Corporation (“Matthews” or the “Company”) and related notes thereto included in this Quarterly Report on Form 10-Q and the Company's Annual Report on Form 10-K for the year ended September 30, 2013.  Any forward-looking statements contained herein are included pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements involve known and unknown risks and uncertainties that may cause the Company's actual results in future periods to be materially different from management's expectations.  Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove correct.  Factors that could cause the Company's results to differ materially from the results discussed in such forward-looking statements principally include changes in domestic or international economic conditions, changes in foreign currency exchange rates, changes in the cost of materials used in the manufacture of the Company’s products, changes in death rates, changes in product demand or pricing as a result of consolidation in the industries in which the Company operates, changes in product demand or pricing as a result of domestic or international competitive pressures, unknown risks in connection with the Company's acquisitions, including the risks associated with the Company’s pending acquisition of Schawk, Inc. (“SGK”), and technological factors beyond the Company's control.  In addition, although the Company does not have any customers that would be considered individually significant to consolidated sales, changes in the distribution of the Company’s products or the potential loss of one or more of the Company’s larger customers are also considered risk factors.

Results of Operations:

The following table sets forth the sales and operating profit for the Company’s Memorialization and Brand Solutions businesses for the three and six-month periods ended March 31, 2014 and 2013.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Sales:
Memorialization	$125,651	$136,006	$243,011	$260,689
Brand Solutions	121,186	120,384	233,771	221,310
	$246,837	$256,390	$476,782	$481,999
Operating Profit:
Memorialization	$17,775	$16,599	$30,313	$31,139
Brand Solutions	3,117	8,471	5,575	10,430
	$20,892	$25,070	$35,888	$41,569

Sales for the six months ended March 31, 2014 were $476.8 million, compared to $482.0 million for the six months ended March 31, 2013.  The decrease in sales primarily reflected lower sales in the Memorialization businesses and Merchandising Solutions segment, partially offset by higher sales volume in the Marking and Fulfillment Systems segment and the impact of acquisitions.  Consolidated sales for the current period also reflected the benefit of favorable changes in foreign currencies against the U.S. dollar of approximately $4.0 million.

In the Company’s Memorialization business, Cemetery Products segment sales for the first six months of fiscal 2014 were $102.7 million, compared to $108.5 million for the first six months of fiscal 2013.  The decrease primarily reflected lower unit volume of memorial products. Sales for the Funeral Home Products segment were $121.7 million for the six months ended March 31, 2014, compared to $128.8 million a year ago. The decrease resulted principally from lower unit volume.  Based on published CDC data, the Company estimated that the number of casketed, in-ground burial deaths in the U.S. declined in the first six months of fiscal 2014, compared to a year ago, contributing to the decrease in unit volume in both the Cemetery Products and Funeral Home Products segments in fiscal 2014.  Sales for the Cremation segment were $18.6 million for the first six months of fiscal 2014, compared to $23.4 million for the same period a year ago.  The decrease principally reflected lower sales volume of cremation equipment, primarily in the U.K. and Europe.  However, based on current backlog, including a significant incinerator project, the segment expects to recover the first half decline during the remaining six months of fiscal 2014.  In the Brand Solutions business, sales for the Graphics Imaging segment were $153.0 million in the first six months of fiscal 2014, compared to $141.0 million for the same period a year ago.  The acquisition of Wetzel Holding AG, Wetzel GmbH and related affiliates (collectively “Wetzel”) in November 2012 contributed $7.7 million to the segment’s sales increase in the first six months of fiscal 2014.  In addition, changes in foreign currency values against the U.S. dollar favorably impacted the segment’s fiscal 2014 sales by $3.8 million, compared to fiscal 2013.  Marking and Fulfillment Systems segment sales were $44.4 million for the first six months of fiscal 2014, compared to $40.3 million for the first six months of fiscal 2013.  The increase resulted principally from higher unit volume of equipment in North America and the acquisition of Pyramid Controls, Inc. (“Pyramid”) in December 2012.  Pyramid contributed $1.8 million to the fiscal 2014 sales increase over fiscal 2013.  Sales for the Merchandising Solutions segment were $36.5 million for the first six months of fiscal 2014, compared to $40.1 million for the same period a year ago.  The decrease principally reflected lower sales to several large, national accounts.  However, based upon current backlog, the Company expects the segment to recover the current decline by the end of fiscal 2014.

Gross profit for the six months ended March 31, 2014 was $171.6 million, compared to $174.8 million for the same period a year ago.  Consolidated gross profit as a percent of sales was 36.0% and 36.3% for the first six months of fiscal 2014 and fiscal 2013, respectively.  The decrease in consolidated gross profit primarily reflected the impact of lower sales in the Memorialization businesses and the Merchandising Solutions segment.

Selling and administrative expenses for the six months ended March 31, 2014 were $135.7 million, compared to $133.3 million for the first six months of fiscal 2013.  Consolidated selling and administrative expenses as a percent of sales were 28.5% for the six months ended March 31, 2014, compared to 27.6% for the same period last year.  Selling and administrative expenses in the first six months of fiscal 2014 included expenses related to acquisition activities, primarily the SGK acquisition, of $3.6 million, the Company’s strategic cost structure initiatives of $3.3 million and litigation expenses of $1.1 million related to a legal dispute in the Funeral Home Products segment.  Selling and administrative expenses in the first six months of fiscal 2013 included expenses related to acquisition activities of $2.3 million, strategic cost structure initiatives of $3.6 million, expenses of $1.2 million related to implementation of an ERP system and an impairment charge of approximately $1.6 million related to the carrying value of an intangible asset.  These expenses were partially offset by a gain of $3.3 million on the settlement of the purchase of the remaining ownership interest in one of the Company’s subsidiaries.

Operating profit for the six months ended March 31, 2014 was $35.9 million, compared to $41.6 million for the six months ended March 31, 2013.  Cemetery Products segment operating profit for the first six months of fiscal 2014 was $14.2 million, compared to $12.2 million for the first six months of fiscal 2013.  Fiscal 2014 operating profit included expenses of $570,000 related to strategic cost-structure initiatives.  Fiscal 2013 operating profit included expenses related to strategic cost-structure initiatives of $1.7 million and ERP implementation costs of  $1.2 million.  Excluding these expenses from both periods, the Cemetery Products segment operating profit in the first six months of fiscal 2014 was approximately the same as in the prior year.  The impact on operating profit of lower sales was offset by the benefit of the Company’s recent cost structure initiatives.  Operating profit for the Funeral Home Products segment was $16.0 million for the six months ended March 31, 2014, compared to $17.4 million for the first six months of fiscal 2013.  The Funeral Home Products segment operating profit included expenses related to the Company’s strategic cost-structure initiatives of $1.7 million and $762,000 for the first six months of fiscal 2014 and 2013, respectively.  In addition, the fiscal 2014 period includes litigation expenses of $1.1 million related to a legal dispute with one of the Company’s competitors.  Excluding the aforementioned expenses from both periods, the Funeral Home Products segment operating profit increased $614,000 despite lower sales, reflecting the benefit of the Company’s recent cost structure initiatives.  The Cremation segment reported an operating profit of $163,000 for the first six months of fiscal 2014, compared to $1.5 million for the same period in fiscal 2013. The decrease principally reflected the impact of lower sales.  Graphics Imaging segment operating profit for the six months ended March 31, 2014 was $2.4 million, compared to $5.8 million for the six months ended March 31, 2013.  The Graphics Imaging segment’s fiscal 2014 operating profit included acquisition-related expenses of $3.5 million and expenses related to strategic cost structure initiatives of $585,000.  Operating profit for the segment in fiscal 2013 included acquisition-related expenses of $2.1 million, expenses related to strategic cost structure initiatives of approximately $850,000 and an impairment charge of $1.6 million related to the carrying value of an intangible asset.  These fiscal 2013 expenses were partially offset by a gain of $3.3 million on the settlement of the purchase of the remaining ownership interest in one of the Company’s subsidiaries.  Excluding these items from both fiscal periods, the Graphics Imaging segment operating profit declined approximately $600,000, primarily reflecting an unfavorable change in product mix, partially offset by the impact of the Wetzel acquisition of approximately $500,000.  Operating profit for the Marking and Fulfillment Systems segment for the first six months of fiscal 2014 was $3.0 million, compared to $2.8 million for the same period a year ago.  The increase primarily resulted from the favorable impact of higher sales.  Merchandising Solutions segment operating profit was $254,000 for the first six months of fiscal 2014, compared to $1.8 million for the same period in fiscal 2013, primarily reflecting lower sales and an increase in expenses related to strategic cost structure initiatives of approximately $600,000.

Investment income was $1.2 million for the six months ended March 31, 2014, compared to $840,000 for the six months ended March 31, 2013.  The increase reflected higher rates of return on investments held in trust for certain of the Company’s benefit plans.  Interest expense for the first six months of fiscal 2014 was $5.5 million, compared to $6.3 million for the same period last year.  The decrease in interest expense primarily reflected lower interest rates.  Other deductions, net, for the six months ended March 31, 2014 represented a decrease in pre-tax income of $1.8 million, compared to a decrease in pre-tax income of $2.2 million for the same period last year.  Other income and deductions generally include banking related fees and the impact of currency gains and losses on certain intercompany debt.

The Company's effective tax rate for the six months ended March 31, 2014 was 35.9%, compared to 35.0% for the first six months of fiscal 2013 and 32.7% for the fiscal 2013 full year.  The fiscal 2013 full year effective tax rate included the benefit of a European tax loss carryback.  The increase in the effective tax rate for the first six months of fiscal 2014 primarily reflected the impact of estimated non-deductible transaction costs related to the pending acquisition of SGK.  The difference between the Company's effective tax rate and the Federal statutory rate of 35.0% primarily reflected the impact of state taxes and estimated non-deductible acquisition costs, offset by lower foreign income taxes.

Net earnings attributable to noncontrolling interests was a loss of $90,000 in the six months ended March 31, 2014, compared to a loss of $389,000 for the same period a year ago.  The decrease related principally to the Company’s acquisition of the remaining ownership interest in its Turkish subsidiary in March 2013.

Goodwill and Other Intangible Assets:

Goodwill related to business combinations is not amortized, but is subject to annual review for impairment.  In general, when the carrying value of a reporting unit exceeds its implied fair value, an impairment loss may need to be recognized.  For purposes of testing for impairment, the Company uses a discounted cash flow technique.  A number of assumptions and estimates are involved in the application of the discounted cash flow model to forecast operating cash flows, including sales volumes and pricing, costs to produce, tax rates, capital spending, working capital changes, and discount rate.  The Company estimates future cash flows using volume and pricing assumptions based largely on existing customer relationships and contracts, and operating cost assumptions management believes are reasonable based on historical performance and projected future performance as reflected in its most recent operating plans and projections.  The discount rate used in the discounted cash flow analysis was developed with the assistance of valuation experts and management believes it appropriately reflects the risks associated with the Company’s operating cash flows.  In order to further validate the reasonableness of the estimated fair values of the reporting units as of the valuation date, a reconciliation of the aggregate fair values of all reporting units to market capitalization was performed using a reasonable control premium.

The Company performed its annual impairment review in the second quarter of fiscal 2014 and determined that for all reporting units, except Graphics Imaging, the estimated fair value significantly exceeded carrying value so no adjustments to the carrying value of goodwill were necessary at March 31, 2014.  As discussed in the Company’s Annual Report on Form 10-K for the year ended September 30, 2013, recent economic conditions in Europe have unfavorably impacted the operating results of the Graphics Imaging business.  For the Graphics Imaging reporting unit, which had $191.6 million of goodwill at March 31, 2014, the estimated fair value exceeded its carrying value by less than 10%, resulting in no goodwill impairment for the unit.  While the Graphics Imaging reporting unit passed the first step of the impairment test, if its operating profits or another significant assumption were to deteriorate in the future, it could adversely affect the estimated fair value of the reporting unit.  Factors that could have a negative impact on the estimated fair value of the Graphics Imaging reporting unit include a further delay in the recovery of the European market, continued pricing pressure, declines in expected volumes, and an increase in discount rates.  If the Company is unsuccessful in its plans to recover the profitability of this business, the estimated fair value could decline and lead to a potential goodwill impairment in the future.

The carrying amount of trade names with indefinite lives as of March 31, 2014 and September 30, 2013 totaled $23.0 million and $22.9 million, respectively. These trade names are tested for impairment annually in the second quarter. Matthews performed a quantitative impairment evaluation of its trade names for 2014, and the test indicated the trade names were not impaired.

Liquidity and Capital Resources:

Net cash provided by operating activities was $23.6 million for the first six months of fiscal 2014, compared to $30.1 million for the first six months of fiscal 2013.  Operating cash flow for both periods reflected net income adjusted for depreciation, amortization, stock-based compensation expense and non-cash pension expense.  Net changes in working capital items, which principally related to increases in inventory and fiscal year-end compensation-related payments, resulted in a use of working capital of approximately $23.2 million in fiscal 2014, compared to $10.6 million a year ago.

Cash used in investing activities was $9.8 million for the six months ended March 31, 2014, compared to $74.5 million for the six months ended March 31, 2013.  Investing activities for the first six months of fiscal 2014 primarily reflected capital expenditures.  Investing activities for the first six months of fiscal 2013 primarily reflected acquisitions, net of cash acquired, of $63.8 million and capital expenditures of $10.9 million.

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

Cash used in financing activities for the six months ended March 31, 2014 was $11.5 million, primarily reflecting long-term debt proceeds, net of repayments, of $851,000, proceeds from the sale of treasury stock (stock option exercises) of $1.8 million, treasury stock purchases of $4.3 million, payment of contingent consideration of $3.7 million and dividends of $6.0 million to the Company's shareholders.  Cash provided by financing activities for the six months ended March 31, 2013 was $41.5 million, primarily reflecting long-term debt proceeds, net of repayments, of $63.6 million, payment of contingent consideration of $9.5 million, treasury stock purchases of $7.3 million and dividends of $5.6 million to the Company's shareholders.

The Company has a domestic Revolving Credit Facility with a syndicate of financial institutions.  The maximum amount of borrowings available under the facility is $500.0 million and borrowings under the facility bear interest at LIBOR plus a factor ranging from .75% to 1.25% based on the Company’s leverage ratio.  The facility’s maturity is July 2018.  The leverage ratio is defined as net indebtedness divided by EBITDA (earnings before interest, taxes, depreciation and amortization).  The Company is required to pay an annual commitment fee ranging from .15% to .25% (based on the Company’s leverage ratio) of the unused portion of the facility.   The Revolving Credit Facility requires the Company to maintain certain leverage and interest coverage ratios.  A portion of the facility (not to exceed $30.0 million) is available for the issuance of commercial and standby letters of credit.  Outstanding borrowings on the Revolving Credit Facility as of March 31, 2014 and September 30, 2013 were $310.0 million and $305.0 million, respectively.  The weighted-average interest rate on outstanding borrowings under the credit facilities was 2.53% and 2.98% at March 31, 2014 and 2013, respectively.

In connection with the pending acquisition of SGK (see “Acquisitions”), the Company entered into a commitment letter with RBS Citizens, N.A. in March 2014 to amend and increase the maximum amount of borrowings available under the facility to $850.0 million.  The amendment is conditional upon the closing of the SGK acquisition.

The Company has entered into the following interest rate swaps:

Effective Date	Amount	Fixed Interest Rate	Interest Rate Spread at March 31, 2014	Maturity Date
May 2011	$25,000	1.37%	1.00%	May 2014
October 2011	25,000	1.67%	1.00%	October 2015
November 2011	25,000	2.13%	1.00%	November 2014
March 2012	25,000	2.44%	1.00%	March 2015
June 2012	40,000	1.88%	1.00%	June 2022
August 2012	35,000	1.74%	1.00%	June 2022
September 2012	25,000	3.03%	1.00%	December 2015
September 2012	25,000	1.24%	1.00%	March 2017
November 2012	25,000	1.33%	1.00%	November 2015
May 2014	25,000	1.35%	1.00%	May 2018

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

The fair value of the interest rate swaps reflected an unrealized gain, net of unrealized losses, of $447,000 ($273,000 after tax) at March 31, 2014 that is included in shareholders’ equity as part of accumulated other comprehensive income.  Assuming market rates remain constant with the rates at March 31, 2014, an approximately $1.1 million net unrealized loss included in accumulated other comprehensive income is expected to be recognized in earnings as interest expense over the next twelve months.

The Company, through certain of its European subsidiaries, has a credit facility with a bank.  The maximum amount of borrowings available under this facility is 25.0 million Euros ($34.4 million).  Outstanding borrowings under the credit facility totaled 21.9 million Euros ($30.1 million) and 22.5 million Euros ($30.4 million) at March 31, 2014 and September 30, 2013, respectively.  The weighted-average interest rate on outstanding borrowings under the facility at March 31, 2014 and 2013 was 1.48% and 1.37%, respectively.

The Company, through its German subsidiary, Saueressig GmbH & Co. KG (“Saueressig”), has several loans with various European banks.  Outstanding borrowings under these loans totaled 1.5 million Euros ($2.0 million) and 1.7 million Euros ($2.3 million) at March 31, 2014 and September 30, 2013, respectively.  The weighted-average interest rate on outstanding borrowings of Saueressig at March 31, 2014 and 2013 was 4.04% and 3.89%, respectively.

The Company, through its German subsidiary, Wetzel GmbH (“Wetzel”), has several loans with various European banks.  Outstanding borrowings under these loans totaled 6.5 million Euros ($8.9 million) and 7.4 million Euros ($10.0 million) at March 31, 2014 and September 30, 2013.  The weighted-average interest rate on outstanding borrowings of Wetzel at March 31, 2014 and 2013 was 7.75% and 7.17%, respectively.

The Company, through its wholly-owned subsidiary, Matthews International S.p.A., has several loans with various Italian banks.  Outstanding borrowings on these loans totaled 7.1 million Euros ($9.8 million) and 5.1 million Euros ($6.9 million) at March 31, 2014 and September 30, 2013, respectively.  Matthews International S.p.A. also has three lines of credit totaling 11.3 million Euros ($15.6 million) with the same Italian banks.  Outstanding borrowings on these lines were 4.3 million Euros ($5.9 million) and 5.6 million Euros ($7.6 million) at March 31, 2014 and September 30, 2013, respectively.  The weighted-average interest rate on outstanding Matthews International S.p.A. borrowings at March 31, 2014 and 2013 was 3.12% and 3.16%, respectively.

The Company has a stock repurchase program.  Under the current authorization, the Company’s Board of Directors has authorized the repurchase of a total of 2,500,000 shares of Matthews’ common stock under the program, of which 1,086,065 shares remain available for repurchase as of March 31, 2014.  The buy-back program is designed to increase shareholder value, enlarge the Company's holdings of its common stock, and add to earnings per share.  Repurchased shares may be retained in treasury, utilized for acquisitions, or reissued to employees or other purchasers, subject to the restrictions of the Company’s Restated Articles of Incorporation.

Consolidated working capital of the Company was $251.9 million at March 31, 2014, compared to $222.0 million at September 30, 2013.  Cash and cash equivalents were $61.6 million at March 31, 2014, compared to $59.0 million at September 30, 2013.  The Company's current ratio was 2.5 and 2.2 at March 31, 2014 and September 30, 2013, respectively.

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

At March 31, 2014, an accrual of approximately $5.2 million had been recorded for environmental remediation (of which $1.4 million was classified in other current liabilities), representing management's best estimate of the probable and reasonably estimable costs of the Company's known remediation obligations.  The accrual, which reflects previously established reserves assumed with the acquisition of York and additional reserves recorded as a purchase accounting adjustment, does not consider the effects of inflation and anticipated expenditures are not discounted to their present value.  Changes in the accrued environmental remediation obligation from the prior fiscal year reflect payments charged against the accrual.

While final resolution of these contingencies could result in costs different than current accruals, management believes the ultimate outcome will not have a significant effect on the Company's consolidated results of operations or financial position.

ACQUISITIONS:

In March 2014, the Company signed a definitive agreement to acquire Schawk, Inc. (“SGK”) (NYSE: SGK).  SGK is a leading global brand development, activation and brand deployment company.  Under the terms of the transaction, SGK shareholders will receive $11.80 cash and 0.20582 shares of Matthews’ common stock for each SGK share held.  Based on the closing price of Matthews’ stock at the time the agreement was signed, the transaction represents an implied price of $20.00 per share and a total enterprise value of approximately $577 million.  The transaction is expected to close in the quarter ending September 30, 2014, subject to approval by the shareholders of SGK and other customary closing conditions.  Members of the Schawk family and various Schawk family trusts, who collectively own approximately 61% of the common stock of Schawk, have agreed to vote in favor of the merger.

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

In November 2012, the Company completed the acquisition of Wetzel Holding AG, Wetzel GmbH and certain related affiliates (collectively “Wetzel”).  Wetzel is a leading European provider of pre-press services and gravure printing forms, with manufacturing operations in Germany and Poland.  Wetzel’s products and services are sold primarily within Europe, and the acquisition is designed to expand Matthews' products and services in the global graphics imaging market.  The purchase price for Wetzel was approximately 42.6 million Euros ($54.7 million) on a cash-free, debt-free basis, plus potential additional consideration up to 2.2 million Euros ($2.8 million) based upon operating results.

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

In developing the Company’s outlook for the remainder of fiscal 2014, some of the more significant factors considered include:

•	The Company will continue to incur costs in connection with the pending acquisition of SGK. These costs are expected to be significant and they will be identified and disclosed as they are incurred.

•
Strategic cost structure initiatives, particularly with respect to lean and sourcing, will continue.  The Company has started to realize some of the benefits of these initiatives and, as these projects progress, the costs associated with these actions will also continue.

•
Based on published CDC data, the Company estimated that the number of casketed, in-ground burial deaths in the United States in the most recent quarter and six-month periods decreased from a year ago.  This indicates that the death rate trends have moderated from fiscal 2013.  As such, this may project to a decline in casketed, in-ground burial deaths for the remainder of fiscal 2014.

•
The challenges stemming from the European economic weakness are expected to continue.  While some growth is forecasted, the economic climate is expected to be difficult in the near term and remains a risk to the Company’s European businesses.

•	The current year declines in sales in the Cremation and Merchandising Solutions businesses are currently projected to be recovered based on the backlog of both segments.

Based on our year-to-date results and current forecasts, the Company is projecting growth in fiscal 2014 earnings per share over fiscal 2013, on a non-GAAP basis.

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

LONG-TERM CONTRACTUAL OBLIGATIONS AND COMMITMENTS:

The following table summarizes the Company’s contractual obligations at March 31, 2014, and the effect such obligations are expected to have on its liquidity and cash flows in future periods.

	Payments due in fiscal year:
		2014			After
	Total	Remainder	2015 to 2016	2017 to 2018	2019
Contractual Cash Obligations:	(Dollar amounts in thousands)
Revolving credit facilities	$340,144	$-	$30,144	$310,000	$-
Notes payable to banks	22,033	13,230	6,649	2,154	-
Short-term borrowings	6,556	6,556	-	-	-
Capital lease obligations	10,713	1,255	3,351	1,918	4,189
Non-cancelable operating leases	27,271	5,472	10,860	8,970	1,969

Total contractual cash obligations	$406,717	$26,513	$51,004	$323,042	$6,158

A significant portion of the loans included in the table above bear interest at variable rates.  At March 31, 2014, the weighted-average interest rate was 2.53% on the Company’s domestic Revolving Credit Facility, 1.48% on the credit facility through the Company’s European subsidiaries, 4.04% on bank loans to its wholly-owned subsidiary, Saueressig, 7.75% on bank loans to its wholly-owned subsidiary, Wetzel and 3.12% on bank loans to the Company’s wholly-owned subsidiary, Matthews International S.p.A.

Benefit payments under the Company’s principal retirement plan are made from plan assets, while benefit payments under the supplemental retirement plan and postretirement benefit plan are funded from the Company’s operating cash.  The Company is not required to make any significant contributions to its principal retirement plan in fiscal 2014. During the six months ended March 31, 2014, contributions of $362,000 and $464,000 were made under the supplemental retirement plan and postretirement plan, respectively.  The Company currently anticipates contributing an additional $359,000 and $462,000 under the supplemental retirement plan and postretirement plan, respectively, for the remainder of fiscal 2014.

Unrecognized tax benefits are positions taken, or expected to be taken, on an income tax return that may result in additional payments to tax authorities.  If a tax authority agrees with the tax position taken, or expected to be taken, or the applicable statute of limitations expires, then additional payments will not be necessary.  As of March 31, 2014, the Company had unrecognized tax benefits, excluding penalties and interest, of approximately $4.4 million. The timing of potential future payments related to the unrecognized tax benefits is not presently determinable. The Company believes that its current liquidity sources, combined with its operating cash flow and borrowing capacity, will be sufficient to meet its capital needs for the foreseeable future.

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

The fair value of the interest rate swaps reflected a net unrealized gain of $447,000 ($273,000 after tax) at March 31, 2014 that is included in equity as part of accumulated other comprehensive income.  A decrease of 10% in market interest rates (e.g. a decrease from 5.0% to 4.5%) would result in a decrease of approximately $790,000 in the net fair value asset of the interest rate swaps.

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

Foreign Currency Exchange Rates - The Company is subject to changes in various foreign currency exchange rates, including the Euro, British Pound, Canadian Dollar, Australian Dollar, Swedish Krona, Chinese Yuan, Hong Kong Dollar, Polish Zloty, Turkish Lira and Vietnamese Dong in the conversion from local currencies to the U.S. dollar of the reported financial position and operating results of its non-U.S. based subsidiaries.  A strengthening of the U. S. dollar of 10% would have resulted in a decrease in reported sales of $17.4 million and a decrease in reported operating income of $1.3 million for the six months ended March 31, 2014.

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

Management, under the supervision and with the participation of our Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures in effect as of March 31, 2014. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2014, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that material information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, and that such information is recorded, summarized and properly reported within the appropriate time period, relating to the Company and its consolidated subsidiaries, required to be included in the Exchange Act reports, including this Quarterly Report on Form 10-Q.

There have been no changes in the Company’s internal controls over financial reporting that occurred during the fiscal quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Matthews is subject to various legal proceedings and claims arising in the ordinary course of business.  Management does not expect that the results of any of these legal proceedings will have a material adverse effect on Matthews’ financial condition, results of operations or cash flows.

Item 1A.  Risk Factors

The following risk factor relating to the Company’s agreement to acquire Schawk, Inc. (the “Acquisition”) updates the risk factors in  the Company’s Annual Report on Form 10-K for the year ended September 30, 2013.

Certain risks related to the Acquisition.

In March 2014, the Company signed a definitive agreement to acquire Schawk, Inc. ("SGK"), a leading global brand development, activation and brand deployment company.  Due to the acquisition, additional risks and uncertainties could affect the Company’s financial performance and actual results.  Specifically, the acquisition could cause actual results for fiscal 2014 and beyond to differ materially from those expressed or implied in any forward-looking statements included in this report or otherwise made by the Company’s management.  The risks associated with the acquisition include risks related to combining businesses and achieving expected savings and synergies, assimilating acquired companies and the fact that merger integration costs related to the acquisition are difficult to predict with a level of certainty, and may be greater than expected.  Furthermore, completion of the acquisition remains subject to approval by SGK’s stockholders and other customary closing conditions; thus, the acquisition may not be completed timely, or at all.

Item 2.    Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Stock Repurchase Plan

The Company has a stock repurchase program.  The buy-back program is designed to increase shareholder value, enlarge the Company's holdings of its common stock, and add to earnings per share.  Repurchased shares may be retained in treasury, utilized for acquisitions, or reissued to employees or other purchasers, subject to the restrictions of the Company’s Restated Articles of Incorporation.  Under the current authorization, the Company's Board of Directors had authorized the repurchase of a total of 2,500,000 shares of Matthews’ common stock under the program, of which 1,086,065 shares remain available for repurchase as of March 31, 2014.

The following table shows the monthly fiscal 2014 stock repurchase activity:

Period	Total number of shares purchased	Weighted-average price paid per share	Total number of shares purchased as part of a publicly announced plan	Maximum number of shares that may yet be purchased under the plan

October 2013	509	$40.83	509	1,194,161
November 2013	86,287	40.95	86,287	1,107,874
December 2013	15,381	41.67	15,381	1,092,493
January 2014	6,428	42.39	6,428	1,086,065
February 2014	-	-	-	1,086,065
March 2014	-	-	-	1,086,065
Total	108,605	$41.13	108,605

Item 3.  Defaults Upon Senior Securities

Not Applicable.

Item 4.  Mine Safety Disclosures

Not Applicable.

Item 5.  Other Information

Not Applicable.

(a)	Exhibits

Exhibit
	No.	Description

2.1
Agreement and Plan of Merger and Reorganization, dated as of March 16, 2014, by and among Matthews International Corporation, Moonlight Merger Sub Corp., Moonlight Merger Sub LLC and Schawk, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on March 19, 2014)

10.1
Voting and Support Agreement. Dated as of March 16, 2014, by and among Matthews International Corporation and the Stockholder of Schawk, Inc. (incorporated by reference to exhibit 10.1 to the Company’s Form 8-K filed on March 19, 2014)

10.2
Shareholders’ Agreement, dated March 16, 2014, by and among Matthews International Corporation, the Stockholders named therein and David A. Schawk (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on March 19, 2014)

	10.3	Commitment Letter, dated March 14, 2014, among RBS Citizens, N.A., Citizens Bank of Pennsylvania and Matthews International Corporation*
	10.4	2014 Director Fee Plan (incorporated by reference to the Company’s definitive proxy statement on Schedule 14A filed on January 21, 2014
	31.1	Certification of Principal Executive Officer for Joseph C. Bartolacci*
	31.2	Certification of Principal Financial Officer for Steven F. Nicola *
	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Joseph C. Bartolacci*
	32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Steven F. Nicola*

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATTHEWS INTERNATIONAL CORPORATION
(Registrant)

Date: May 1, 2014	/s/ Joseph C. Bartolacci
Joseph C. Bartolacci, President
and Chief Executive Officer

Date: May 1, 2014	/s/ Steven F. Nicola
Steven F. Nicola, Chief Financial Officer,
Secretary and Treasurer