Form 10-Q
period 2014-06-30
MATTHEWS INTERNATIONAL CORP
filed 2014-08-07
CIK 63296

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-Q

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For The Quarterly Period Ended June 30, 2014

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

As of July 31, 2014, shares of common stock outstanding were:

  Class A Common Stock 32,830,618 shares

PART I - FINANCIAL INFORMATION
MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollar amounts in thousands, except per share data)

	June 30, 2014		September 30, 2013

ASSETS
Current assets:
Cash and cash equivalents		$80,616		$58,959
Accounts receivable, net		199,472		188,405
Inventories		141,908		130,768
Deferred income taxes		9,866		9,826
Other current assets		22,973		18,997

Total current assets		454,835		406,955

Investments		23,550		22,288
Property, plant and equipment: Cost	$426,767		$414,522
Less accumulated depreciation	(251,737)		(233,791)
		175,030		180,731
Deferred income taxes		1,211		1,871
Other assets		14,879		14,402
Goodwill		527,150		524,551
Other intangible assets, net		62,215		65,102

Total assets		$1,258,870		$1,215,900

LIABILITIES
Current liabilities:
Long-term debt, current maturities		$22,812		$23,587
Accounts payable		53,389		45,232
Accrued compensation		40,326		41,916
Accrued income taxes		7,439		5,910
Customer prepayments		19,626		13,531
Contingent consideration		-		3,726
Other current liabilities		48,469		51,077

Total current liabilities		192,061		184,979

Long-term debt		345,407		351,068
Accrued pension		64,903		61,642
Postretirement benefits		18,278		17,956
Deferred income taxes		20,491		20,332
Other liabilities		28,023		26,993
Total liabilities		669,163		662,970

SHAREHOLDERS’ EQUITY
Shareholders' equity-Matthews:
Common stock	$36,334		$36,334
Additional paid-in capital	48,581		47,315
Retained earnings	805,154		775,762
Accumulated other comprehensive loss	(21,998)		(26,940)
Treasury stock, at cost	(282,016)		(283,006)
Total shareholders’ equity-Matthews		586,055		549,465
Noncontrolling interests		3,652		3,465
Total shareholders’ equity		589,707		552,930

Total liabilities and shareholders' equity		$1,258,870		$1,215,900

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Sales	$279,983	$250,652	$756,765	$732,651
Cost of sales	(175,753)	(159,261)	(480,977)	(466,420)

Gross profit	104,230	91,391	275,788	266,231

Selling and administrative expenses	(72,038)	(60,631)	(207,708)	(193,902)

Operating profit	32,192	30,760	68,080	72,329

Investment income	456	634	1,683	1,474
Interest expense	(2,785)	(3,486)	(8,240)	(9,784)
Other income (deductions), net	(897)	(986)	(2,669)	(3,158)

Income before income taxes	28,966	26,922	58,854	60,861

Income taxes	(9,327)	(9,024)	(20,058)	(20,905)

Net income	19,639	17,898	38,796	39,956

Net (income) loss attributable to noncontrolling interests	(376)	93	(286)	482

Net income attributable to Matthews shareholders	$19,263	$17,991	$38,510	$40,438

Earnings per share attributable to Matthews shareholders:
Basic	$0.70	$0.65	$1.41	$1.47

Diluted	$0.70	$0.65	$1.40	$1.46

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Dollar amounts in thousands)

	Three Months Ended June 30,
	Matthews		Noncontrolling Interest		Total
	2014	2013	2014	2013	2014	2013

Net income (loss):	$19,263	$17,991	$376	$(93)	$19,639	$17,898
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	477	(1,653)	120	44	597	(1,609)
Pension plans and other postretirement benefits	565	1,073	-	-	565	1,073
Unrecognized gain (loss) on derivatives:
Net change from periodic revaluation	(1,965)	2,463	-	-	(1,965)	2,463
Net amount reclassified to earnings	1,212	649	-	-	1,212	649
Net change in unrecognized gain (loss) on
derivatives	(753)	3,112	-	-	(753)	3,112
Other comprehensive income (loss), net of tax	289	2,532	120	44	409	2,576
Comprehensive income (loss)	$19,552	$20,523	$496	$(49)	$20,048	$20,474

	Nine Months Ended June 30,
	Matthews		Noncontrolling Interest		Total
	2014	2013	2014	2013	2014	2013

Net income (loss):	$38,510	$40,438	$286	$(482)	$38,796	$39,956
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	3,246	(7,587)	66	99	3,312	(7,488)
Pension plans and other postretirement benefits	1,622	3,220	-	-	1,622	3,220
Unrecognized gain (loss) on derivatives:
Net change from periodic revaluation	(2,437)	2,960	-	-	(2,437)	2,960
Net amount reclassified to earnings	2,511	1,887	-	-	2,511	1,887
Net change in unrecognized gain (loss) on
derivatives	74	4,847	-	-	74	4,847
Other comprehensive income (loss), net of tax	4,942	480	66	99	5,008	579
Comprehensive income (loss)	$43,452	$40,918	$352	$(383)	$43,804	$40,535

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
for the nine months ended June 30, 2014 and 2013 (Unaudited)
(Dollar amounts in thousands, except per share data)

	Shareholders’ Equity
				Accumulated
		Additional		Other		Non-
	Common	Paid-in	Retained	Comprehensive	Treasury	controlling
	Stock	Capital	Earnings	Income (Loss)	Stock	interests	Total
Balance, September 30, 2012	$36,334	$47,893	$727,176	$(65,083)	$(268,499)	$2,613	$480,434
Net income	-	-	40,438	-	-	(482)	39,956
Minimum pension liability	-	-	-	3,220	-	-	3,220
Translation adjustment	-	-	-	(7,587)	-	99	(7,488)
Fair value of derivatives	-	-	-	4,847	-	-	4,847
Total comprehensive income							40,535
Stock-based compensation	-	4,153	-	-	-	-	4,153
Purchase of 405,116 shares of treasury stock	-	-	-	-	(13,529)	-	(13,529)
Issuance of 294,478 shares of treasury stock	-	(8,125)	-	-	9,081	-	956
Cancellations of 44,006 shares of treasury stock		1,884			(1,884)		-
Dividends, $.30 per share	-	-	(8,300)	-	-	-	(8,300)
Arrangement with noncontrolling interests			4,980			1,653	6,633
Distributions to noncontrolling interests	-	-	-	-	-	(766)	(766)
Balance, June 30, 2013	$36,334	$45,805	$764,294	$(64,603)	$(274,831)	$3,117	$510,116

	Shareholders’ Equity
				Accumulated
		Additional		Other		Non-
	Common	Paid-in	Retained	Comprehensive	Treasury	controlling
	Stock	Capital	Earnings	Income (Loss)	Stock	interests	Total
Balance, September 30, 2013	$36,334	$47,315	$775,762	$(26,940)	$(283,006)	$3,465	$552,930
Net income	-	-	38,510	-	-	286	38,796
Minimum pension liability	-	-	-	1,622	-	-	1,622
Translation adjustment	-	-	-	3,246	-	66	3,312
Fair value of derivatives	-	-	-	74	-	-	74
Total comprehensive income							43,804
Stock-based compensation	-	4,906	-	-	-	-	4,906
Purchase of 112,863 shares of treasury stock	-	-	-	-	(4,639)	-	(4,639)
Issuance of 218,578 shares of treasury stock	-	(6,796)	-	-	8,785	-	1,989
Cancellations of 77,597 shares of treasury stock		3,156			(3,156)
Dividends, $.33 per share	-	-	(9,118)	-	-	-	(9,118)
Distributions to noncontrolling interests	-	-	-	-	-	(165)	(165)
Balance, June 30, 2014	$36,334	$48,581	$805,154	$(21,998)	$(282,016)	$3,652	$589,707

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollar amounts in thousands, except per share data)

	Nine Months Ended
	June 30,
	2014	2013

Cash flows from operating activities:
Net income	$38,796	$39,956
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,020	26,481
Stock-based compensation expense	4,906	4,153
Change in deferred taxes	(309)	137
Gain on sale of assets	(571)	(630)
Unrealized gain on investments	(1,283)	(952)
Changes in working capital items	(14,348)	(5,827)
(Increase) decrease in other assets	(1,835)	370
Decrease in other liabilities	2,236	2,864
Increase in pension and postretirement benefits	6,190	10,043
Other, net	1,745	(3,657)

Net cash provided by operating activities	63,547	72,938

Cash flows from investing activities:
Capital expenditures	(18,754)	(17,268)
Proceeds from sale of assets	45	251
Acquisitions, net of cash acquired	-	(67,587)

Net cash used in investing activities	(18,709)	(84,604)

Cash flows from financing activities:
Proceeds from long-term debt	20,352	113,906
Payments on long-term debt	(28,479)	(74,122)
Payment on contingent consideration	(3,703)	(9,542)
Proceeds from the sale of treasury stock	2,045	956
Purchases of treasury stock	(4,639)	(13,529)
Dividends	(9,118)	(8,300)
Distributions to noncontrolling interests	(165)	(766)

Net cash provided by (used in) financing activities	(23,707)	8,603

Effect of exchange rate changes on cash	526	(335)

Net change in cash and cash equivalents	$21,657	$(3,398)

Non-cash investing and financing activities:
Acquisition of equipment under capital lease	$949	$-

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2014
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

The Company has manufacturing and marketing facilities in the United States, Mexico, Canada, Europe, Australia and Asia.

Note 2.   Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information for commercial and industrial companies and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the nine months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2014. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2013.  The consolidated financial statements include all domestic and foreign subsidiaries in which the Company maintains an ownership interest and has operating control.  All intercompany accounts and transactions have been eliminated.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 2.  Basis of Presentation (continued)

Reclassifications and Revision:

Certain reclassifications have been made in these financial statements to adjust for bank overdrafts in the Consolidated Statement of Cash Flows for the nine months ended June 30, 2013 and on the Consolidated Balance Sheet for the fiscal year ended September 30, 2013.

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

Level 2:                      Inputs other than quoted prices included within level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3:                      Unobservable inputs for the asset or liability.

The fair values of the Company’s assets and liabilities measured on a recurring basis are categorized as follows:

	June 30, 2014				September 30, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Derivatives (1)	-	$2,230	-	$2,230	-	$3,736	-	$3,736
Trading securities	$19,279	-	-	19,279	$17,929	-	-	$17,929
Total assets at fair value	$19,279	$2,230	-	$21,509	$17,929	$3,736	-	$21,665

Liabilities:
Derivatives (1)	-	$3,017	-	$3,017	-	$4,644	-	$4,644
Total liabilities at fair value	-	$3,017	-	$3,017	-	$4,644	-	$4,644

(1) Interest rate swaps are valued based on observable market swap rates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 4.   Inventories

Inventories consisted of the following:

	June 30, 2014	September 30, 2013

Raw materials	$42,825	$40,931
Work in process	31,590	25,293
Finished goods	67,493	64,544
	$141,908	$130,768

Note 5.   Debt

The Company has a domestic Revolving Credit Facility with a syndicate of financial institutions.  The maximum amount of borrowings available under the facility at June 30, 2014 was $500,000.  Borrowings under the facility bear interest at LIBOR plus a factor ranging from .75% to 1.25% based on the Company’s leverage ratio.  The facility’s maturity is July 2018.  The leverage ratio is defined as net indebtedness divided by EBITDA (earnings before interest, taxes, depreciation and amortization).  The Company is required to pay an annual commitment fee ranging from .15% to .25% (based on the Company’s leverage ratio) of the unused portion of the facility.

The Revolving Credit Facility requires the Company to maintain certain leverage and interest coverage ratios.  A portion of the facility (not to exceed $30,000) is available for the issuance of trade and standby letters of credit. Outstanding borrowings on the Revolving Credit Facility at June 30, 2014 and September 30, 2013 were $305,000.  The weighted-average interest rate on outstanding borrowings on this facility at June 30, 2014 and 2013 was 2.55% and 3.05%, respectively.

In connection with the recent acquisition of SGK (see “Acquisitions”), on July 29, 2014 the Company entered into the first and second amendments to the Revolving Credit Facility to amend certain terms of the Revolving Credit Facility and increase the maximum amount of borrowings available under the facility from $500,000 to $900,000.  Under the terms of the amended facility, the interest rate spread at June 30, 2014 of 1.25% would have increased to 1.75%.

The Company has entered into the following interest rate swaps:

Effective Date	Amount	Fixed Interest Rate	Interest Rate Spread at June 30, 2014	Maturity Date
October 2011	$25,000	1.67%	1.25%	October 2015
November 2011	25,000	2.13%	1.25%	November 2014
March 2012	25,000	2.44%	1.25%	March 2015
June 2012	40,000	1.88%	1.25%	June 2022
August 2012	35,000	1.74%	1.25%	June 2022
September 2012	25,000	3.03%	1.25%	December 2015
September 2012	25,000	1.24%	1.25%	March 2017
November 2012	25,000	1.33%	1.25%	November 2015
May 2014	25,000	1.35%	1.25%	May 2018

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 5.  Debt (continued)

The fair value of the interest rate swaps reflected an unrealized net loss, net of unrealized gains of $787 ($480 after tax) at June 30, 2014 and an unrealized loss, net of unrealized gains, of $908 ($554 after tax) at September 30, 2013.  The net unrealized gain and loss are included in shareholders’ equity as part of accumulated other comprehensive income (loss) (“AOCI”).  Assuming market rates remain constant with the rates at June 30, 2014, approximately $1,152 net unrealized loss included in AOCI is expected to be recognized in earnings as an adjustment to interest expense over the next twelve months.

At June 30, 2014 and September 30, 2013, the interest rate swap contracts were reflected as net asset and net liability on the balance sheets.  The following derivatives are designated as hedging instruments:

Balance Sheet Location:	June 30, 2014	September 30, 2013
Current assets
Other current assets	$279	$427
Long-term assets
Other assets	1,951	3,309
Current liabilities:
Other current liabilities	(2,167)	(2,590)
Long-term liabilities
Other liabilities	(850)	(2,054)
Total derivatives	$(787)	$(908)

The loss recognized on derivatives was as follows:

Location of
Derivatives in	Loss	Amount of		Amount of
Cash Flow	Recognized in	Loss Recognized		Loss Recognized
Hedging	Income on	in Income		in Income
Relationships	Derivative	on Derivatives		on Derivatives
		Three Months ended June 30,		Nine Months ended June 30,
		2014	2013	2014	2013

Interest rate swaps	Interest expense	$(1,987)	$(1,065)	$(4,117)	$(3,094)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 5.  Debt (continued)

The Company recognized the following losses in AOCI:

Location of
Gain or
			(Loss)	Amount of Loss
			Reclassified	Reclassified from
	Amount of Gain or (Loss)		From	AOCI into
Derivatives in	Recognized in		AOCI into	Income
Cash Flow	AOCI on Derivatives		Income	(Effective Portion*)
Hedging Relationships	June 30, 2014	June 30, 2013	(Effective Portion*)	June 30, 2014	June 30, 2013

Interest rate swaps	$(2,437)	$2,960	Interest expense	$(2,511)	$(1,887)

*There is no ineffective portion or amount excluded from effectiveness testing.

The Company, through certain of its European subsidiaries, has a credit facility with a European bank.  The maximum amount of borrowings available under this facility is 25.0 million Euros ($34,233).  Outstanding borrowings under the credit facility totaled 20.1 million Euros ($27,539) and 22.5 million Euros ($30,454) at June 30, 2014 and September 30, 2013, respectively.  The weighted-average interest rate on outstanding borrowings under this facility at June 30, 2014 and 2013 was 1.35% and 1.37%, respectively.

The Company, through its German subsidiary, Saueressig GmbH & Co. KG (“Saueressig”), has several loans with various European banks.  Outstanding borrowings under these loans totaled 1.5 million Euros ($2,007) and 1.7 million Euros ($2,310) at June 30, 2014 and September 30, 2013, respectively. The weighted-average interest rate on outstanding borrowings of Saueressig at June 30, 2014 and 2013 was 4.04% and 3.92%, respectively.

The Company, through its German subsidiary, Wetzel GmbH (“Wetzel”), has several loans with various European banks.  Outstanding borrowings under these loans totaled 6.3 million Euros ($8,581) and 7.4 million Euros ($10,000) at June 30, 2014 and September 30, 2013, respectively.  The weighted-average interest rate on outstanding borrowings of Wetzel at June 30, 2014 and 2013 was 7.62% and 7.26%, respectively.

The Company, through its wholly-owned subsidiary, Matthews International S.p.A., has several loans with various Italian banks.  Outstanding borrowings on these loans totaled 6.0 million Euros ($8,182) and 5.1 million Euros ($6,871) at June 30, 2014 and September 30, 2013, respectively.  Matthews International S.p.A. also has three lines of credit totaling 11.3 million Euros ($15,514) with the same Italian banks.  Outstanding borrowings on these lines were 4.8 million Euros ($6,555) and 5.6 million Euros ($7,639) at June 30, 2014 and September 30, 2013, respectively.  The weighted-average interest rate on outstanding Matthews International S.p.A. borrowings at June 30, 2014 and 2013 was 3.13% and 3.17%, respectively.

As of June 30, 2014 and September 30, 2013 the fair value of the Company’s long-term debt, including current maturities, which is classified as level 2 in the fair value hierarchy, approximated the carrying value included in the Condensed Consolidated Balance Sheet.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 6.   Share-Based Payments

The Company maintains an equity incentive plan (the “2012 Equity Incentive Plan”) that provides for grants of stock options, restricted shares, stock-based performance units and certain other types of stock-based awards.  The Company also maintains an equity incentive plan (the “2007 Equity Incentive Plan”) and a stock incentive plan (the “1992 Incentive Stock Plan”) that previously provided for grants of stock options, restricted shares and certain other types of stock-based awards.  Under the 2012 Equity Incentive Plan, which has a ten-year term, the maximum number of shares available for grants or awards is an aggregate of 2,500,000.  There will be no further grants under the 2007 Equity Incentive Plan or the 1992 Incentive Stock Plan.  At June 30, 2014, there were 2,097,550 shares reserved for future issuance under the 2012 Equity Incentive Plan. All plans are administered by the Compensation Committee of the Board of Directors.

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

For the three-month periods ended June 30, 2014 and 2013, total stock-based compensation cost totaled $1,667 and $1,396, respectively.  For the nine-month periods ended June 30, 2014 and 2013, total stock-based compensation cost totaled $4,906 and $4,153, respectively.  The associated future income tax benefit recognized was $650 and $545 for the three-month periods ended June 30, 2014 and 2013, respectively, and $1,913 and $1,620 for the nine-month periods ended June 30, 2014 and 2013, respectively.

For the three-month period ended June 30, 2014 and 2013, the amount of cash received from the exercise of stock options was $217 and $432, respectively.  For the nine-month periods ended June 30, 2014 and 2013, the amount of cash received from the exercise of stock options was $2,045 and $956, respectively. In connection with these exercises, the tax benefits realized by the Company were $1 and $32 for the three-month period ended June 30, 2014 and 2013, respectively, and $186 and $98 for the nine-month periods ended June 30, 2014 and 2013, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 6.   Share-Based Payments (continued)

The transactions for restricted stock for the nine months ended June 30, 2014 were as follows:

		Weighted-
		average
		grant-date
	Shares	fair value
Non-vested at September 30, 2013	641,399	$29.46
Granted	201,225	35.71
Vested	(236,888)	29.48
Expired or forfeited	(77,417)	30.84
Non-vested at June 30, 2014	528,319	31.63

As of June 30, 2014, the total unrecognized compensation cost related to unvested restricted stock was $6,387 and is expected to be recognized over a weighted average period of 1.7 years.

The transactions for shares under options for the nine months ended June 30, 2014 were as follows:

			Weighted-
		Weighted-	average	Aggregate
		average	remaining	intrinsic
	Shares	exercise price	contractual term	value
Outstanding, September 30, 2013	744,824	$37.76
Granted	-	-
Exercised	(63,121)	32.40
Expired or forfeited	(20,546)	39.08
Outstanding, June 30, 2014	661,157	38.23	1.5	2,213
Exercisable, June 30, 2014	348,715	37.77	1.4	1,326

No options vested during the three-month and nine-month periods ended June 30, 2014 and 2013, respectively.  The intrinsic value of options (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during the nine-month periods ended June 30, 2014 and 2013 was $510 and $291, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 6. Share-Based Payments (continued)

The transactions for non-vested options for the nine months ended June 30, 2014 were as follows:

		Weighted-average
		grant-date
	Shares	fair value
Non-vested at September 30, 2013	331,755	$11.29
Granted	-	-
Vested	-	-
Expired or forfeited	(19,313)	12.65
Non-vested at June 30, 2014	312,442	11.21

The fair value of each restricted stock grant is estimated on the date of grant using a binomial lattice valuation model.  The following table indicates the assumptions used in estimating fair value of restricted stock for the nine months ended June 30, 2014 and 2013.

	Nine Months Ended June 30,
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

Under the Company’s Director Fee Plan, directors (except for the Chairman of the Board) who are not also officers of the Company each receive, as an annual retainer fee, either cash or shares of the Company's Class A Common Stock with a value equal to $60.  The annual retainer fee paid to a non-employee Chairman of the Board is $130.  Where the annual retainer fee is provided in shares, each director may elect to be paid these shares on a current basis or have such shares credited to a deferred stock account as phantom stock, with such shares to be paid to the director subsequent to leaving the Board.  The value of deferred shares is recorded in other liabilities.  A total of 17,005 shares had been deferred under the Director Fee Plan at June 30, 2014.  Additionally, directors who are not also officers of the Company each receive an annual stock-based grant (non-statutory stock options, stock appreciation rights and/or restricted shares) with a value of $100.  A total of 22,300 stock options have been granted under the plan.  At June 30, 2014, 11,800 options were outstanding and vested. Additionally, 120,503 shares of restricted stock have been granted under the plan, 37,457 of which were unvested at June 30, 2014.  A total of 300,000 shares have been authorized to be issued under the Director Fee Plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 7.   Earnings Per Share Attributable to Matthews’ Shareholders

The information used to compute earnings per share attributable to Matthews’ common shareholders was as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net income attributable to Matthews shareholders	$19,263	$17,991	$38,510	$40,438
Less: dividends and undistributed earnings allocated to participating securities	35	178	128	438
Net income available to Matthews shareholders	$19,228	$17,813	$38,382	$40,000

Weighted-average shares outstanding (in thousands):
Basic shares	27,294	27,299	27,223	27,303
Effect of dilutive securities	197	161	227	116
Diluted shares	27,491	27,460	27,450	27,419

There were no anti-dilutive securities for the three and nine months ended June 30, 2014.  Options to purchase 550,366 and 563,022 shares of common stock were not included in the computation of diluted earnings per share for the three months and nine months ended June 30, 2013, respectively, because the inclusion of these options would be anti-dilutive.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 8.   Pension and Other Postretirement Benefit Plans

The Company provides defined benefit pension and other postretirement plans to certain employees. Net periodic pension and other postretirement benefit cost for the plans included the following:

	Three months ended June 30,
	Pension		Other Postretirement
	2014	2013	2014	2013

Service cost	$1,582	$1,685	$109	$199
Interest cost	2,213	1,913	230	282
Expected return on plan assets	(2,396)	(2,243)	-	-
Amortization:
Prior service cost	(52)	(52)	(23)	(68)
Net actuarial loss	991	1,806	(49)	110

Net benefit cost	$2,338	$3,109	$267	$523

	Nine months ended June 30,
	Pension		Other Postretirement
	2014	2013	2014	2013

Service cost	$4,746	$5,055	$327	$597
Interest cost	6,639	5,739	690	846
Expected return on plan assets	(7,188)	(6,729)	-	-
Amortization:
Prior service cost	(156)	(156)	(66)	(204)
Net actuarial loss	2,973	5,418	(147)	330

Net benefit cost	$7,014	$9,327	$804	$1,569

Benefit payments under the Company’s principal retirement plan are made from plan assets, while benefit payments under the postretirement benefit plan are made from the Company’s operating funds.  Under IRS regulations, the Company is not required to make any significant contributions to its principal retirement plan in fiscal year 2014.

Contributions made and anticipated for fiscal year 2014 are as follows:

Contributions	Pension	Other Postretirement

Contributions during the nine months ended June 30, 2014:
Supplemental retirement plan	$543	$-
Other postretirement plan	-	709

Additional contributions expected in fiscal 2014:
Supplemental retirement plan	180	-
Other postretirement plan	-	217

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 9.   Accumulated Other Comprehensive Income

The changes in AOCI by component, net of tax, for the three month period ended June 30, 2014 were as follows:

		Post-retirement benefit plans	Currency translation adjustment		Derivatives	Total
Attributable to Matthews:
Balance, March 31, 2014		$(29,043)	$6,483		$273	$(22,287)
OCI before reclassification		-	477		(1,965)	(1,488)
Amounts reclassified from AOCI	(a)	565	-	(b)	1,212	1,777
Net current-period OCI		565	477		(753)	289
Balance, June 30, 2014		$(28,478)	$6,960		$(480)	$(21,998)
Attributable to noncontrolling interest:
Balance, March 31, 2014		-	$347		-	$347
OCI before reclassification		-	120		-	120
Net current-period OCI		-	120		-	120
Balance, June 30, 2014		-	$467		-	$467

The changes in AOCI by component, net of tax, for the nine month period ended June 30, 2014 were as follows:

		Post-retirement benefit plans	Currency translation adjustment		Derivatives	Total
Attributable to Matthews:
Balance, September 30, 2013		$(30,000)	$3,714		$(554)	$(26,940)
OCI before reclassification		-	3,246		(2,437)	809
Amounts reclassified from AOCI	(a)	1,622	-	(b)	2,511	4,133
Net current-period OCI		1,622	3,246		74	4,942
Balance, June 30, 2014		$(28,478)	$6,960		$(480)	$(21,998)
Attributable to noncontrolling interest:
Balance, September 30, 2013		-	$401		-	$401
OCI before reclassification		-	66		-	66
Net current-period OCI		-	66		-	66
Balance, June 30, 2014		-	$467		-	$467

(a)	Amounts were included in net periodic benefit cost for pension and other postretirement benefit plans (see note 8).
(b)	Amounts were included in interest expense in the periods the hedged item affected earnings (see note 5).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 9. Accumulated Other Comprehensive Income (continued)

Reclassifications out of AOCI for the three and nine month periods ended June 30, 2014 were as follows:

	Amount reclassified from AOCI
Details about AOCI Components	Three months ended June 30, 2014		Nine months ended June 30, 2014	Affected line item in the Statement of income

Postretirement benefit plans
Prior service (cost) credit	75	(a)	222
Actuarial losses	(942)	(a)	(2,826)
	(867)	(b)	(2,604)	Total before tax
	(302)		(982)	Tax provision (benefit)
	$(565)		$(1,622)	Net of tax
Derivatives
Interest rate swap contracts	(1,987)		(4,117)	Interest expense
	(1,987)	(b)	(4,117)	Total before tax
	(775)		(1,606)	Tax provision (benefit)
	(1,212)		(2,511)	Net of tax

(a)
Amounts are included in the computation of pension and other postretirement benefit expense, which is reported in both cost of goods sold and selling and administrative expenses.  For additional information, see Note 8.

(b)	For pre-tax items, positive amounts represent income and negative amounts represent expense.

Note 10.   Income Taxes

Income tax provisions for the Company’s interim periods are based on the effective income tax rate expected to be applicable for the full year. The Company's effective tax rate for the nine months ended June 30, 2014 was 34.1%, compared to 34.3% for the nine months ended June 30, 2013. The difference between the Company's effective tax rate and the Federal statutory rate of 35.0% primarily reflected the impact of state taxes and estimated non-deductible transaction costs related to the pending acquisition of Schawk, Inc. (“SGK”) (see Note 12), offset by lower foreign income taxes.

The Company had unrecognized tax benefits (excluding penalties and interest) of $4,346 and $4,516 on June 30, 2014 and September 30, 2013, respectively, all of which, if recorded, would impact the 2014 annual effective tax rate.

The Company classifies interest and penalties on tax uncertainties as a component of the provision for income taxes. The Company included $587 in interest and penalties in the income tax provision for the nine months of fiscal 2014. Total penalties and interest accrued were $2,670 and $2,401 at June 30, 2014 and September 30, 2013, respectively.  These accruals may potentially be applicable in the event of an unfavorable outcome of uncertain tax positions.

The Company is currently under examination in several tax jurisdictions and remains subject to examination until the statute of limitations expires for those tax jurisdictions.  As of June 30, 2014, the tax years that remain subject to examination by major jurisdiction generally are:

United States – Federal	2011 and forward
United States – State	2009 and forward
Canada	2008 and forward
Europe	2008 and forward
United Kingdom	2012 and forward
Australia	2009 and forward
Asia	2008 and forward

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

Information about the Company's segments follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Sales to external customers:
Memorialization:
Cemetery Products	$58,622	$60,913	$161,307	$169,427
Funeral Home Products	58,056	58,523	179,793	187,276
Cremation	21,248	11,408	39,837	34,830
	137,926	130,844	380,937	391,533
Brand Solutions:
Graphics Imaging	81,008	78,505	233,958	219,459
Marking and Fulfillment Systems	25,719	23,653	70,087	63,918
Merchandising Solutions	35,330	17,650	71,783	57,741
	142,057	119,808	375,828	341,118

	$279,983	$250,652	$756,765	$732,651

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Operating profit:
Memorialization:
Cemetery Products	$9,982	$11,709	$24,170	$23,932
Funeral Home Products	7,986	12,089	23,948	29,533
Cremation	4,804	(67)	4,967	1,405
	22,772	23,731	53,085	54,870
Brand Solutions:
Graphics Imaging	983	4,204	3,334	10,006
Marking and Fulfillment Systems	2,806	2,527	5,776	5,310
Merchandising Solutions	5,631	298	5,885	2,143
	9,420	7,029	14,995	17,459

	$32,192	$30,760	$68,080	$72,329

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 12.   Acquisitions

In March 2014, the Company signed a definitive agreement to acquire SGK (NYSE: SGK).  SGK is a leading global brand development, activation and brand deployment company.  Under the terms of the transaction, SGK shareholders will receive $11.80 cash and 0.20582 shares of Matthews’ common stock for each SGK share held.  The Company completed the acquisition on July 29, 2014.  Based on the closing price of Matthews’ stock on July 28, 2014, the transaction represents an implied price of $20.74 per share and a total enterprise value (which includes net outstanding debt) of approximately $606,000.  A preliminary purchase price allocation for the acquisition has not been completed at the date of this filing given the proximity to the acquisition date.  Therefore, we have not included all required disclosures related to the acquisition.

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

A summary of the carrying amount of goodwill attributable to each segment as well as the changes in such amounts are as follows:

	Cemetery	Funeral Home		Graphics	Marking and Fulfillment	Merchandising
	Products	Products	Cremation	Imaging	Products	Solutions	Consolidated

Goodwill	$99,707	$163,208	$17,823	$193,281	$50,646	$9,138	$533,803
Accumulated impairment losses	(412)	-	(5,000)	(3,840)	-	-	(9,252)
Balance at September 30, 2013	99,295	163,208	12,823	189,441	50,646	9,138	524,551

Additions during period	-	-	-	-	-	-	-
Translation and other adjustments	334	-	269	2,056	(60)	-	2,599
Goodwill	100,041	163,208	18,092	195,337	50,586	9,138	536,402
Accumulated impairment losses	(412)	-	(5,000)	(3,840)	-	-	(9,252)
Balance at June 30, 2014	$99,629	$163,208	$13,092	$191,497	$50,586	$9,138	$527,150

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 13.   Goodwill and Other Intangible Assets (continued)

The following tables summarize the carrying amounts and related accumulated amortization for intangible assets as of June 30, 2014 and September 30, 2013, respectively.

	Carrying	Accumulated
	Amount	Amortization	Net
June 30, 2014:
Trade names	$23,140	$- *	$23,140
Trade names	3,042	(2,202)	840
Customer relationships	59,184	(21,763)	37,421
Copyrights/patents/other	10,257	(9,443)	814
	$95,623	$(33,408)	$62,215

September 30, 2013:
Trade names	$22,878	$- *	$22,878
Trade names	3,034	(2,142)	892
Customer relationships	59,061	(19,099)	39,962
Copyrights/patents/other	10,116	(8,746)	1,370
	$95,089	$(29,987)	$65,102
* Not subject to amortization

The carrying amount of indefinite-lived trade names as of September 30, 2013 included an impairment loss of approximately $1.6 million in the Graphics Imaging segment that was recorded in the second quarter of fiscal 2013.  The net change in intangible assets during the nine months ended June 30, 2014 included foreign currency fluctuations during the period and additional amortization.

Amortization expense on intangible assets was $830 and $1,169 for the three-month periods ended June 30, 2014 and 2013, respectively.  For the nine-month periods ended June 30, 2014 and 2013, amortization expense was $3,170 and $3,048, respectively. Amortization expense is estimated to be $963 for the remainder of 2014, $3,664 in 2015, $3,374 in 2016, $3,181 in 2017 and $3,163 in 2018.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement:

The following discussion should be read in conjunction with the consolidated financial statements of Matthews International Corporation (“Matthews” or the “Company”) and related notes thereto included in this Quarterly Report on Form 10-Q and the Company's Annual Report on Form 10-K for the year ended September 30, 2013.  Any forward-looking statements contained herein are included pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements involve known and unknown risks and uncertainties that may cause the Company's actual results in future periods to be materially different from management's expectations.  Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove correct.  Factors that could cause the Company's results to differ materially from the results discussed in such forward-looking statements principally include changes in domestic or international economic conditions, changes in foreign currency exchange rates, changes in the cost of materials used in the manufacture of the Company’s products, changes in death rates, changes in product demand or pricing as a result of consolidation in the industries in which the Company operates, changes in product demand or pricing as a result of domestic or international competitive pressures, unknown risks in connection with the Company's acquisitions, including the risks associated with the Company’s recent acquisition of Schawk, Inc. (“SGK”), and technological factors beyond the Company's control.  In addition, although the Company does not have any customers that would be considered individually significant to consolidated sales, changes in the distribution of the Company’s products or the potential loss of one or more of the Company’s larger customers are also considered risk factors.

Results of Operations:

The following table sets forth the sales and operating profit for the Company’s Memorialization and Brand Solutions businesses for the three and nine-month periods ended June 30, 2014 and 2013.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Sales:
Memorialization	$137,926	$130,844	$380,937	$391,533
Brand Solutions	142,057	119,808	375,828	341,118
	$279,983	$250,652	$756,765	$732,651
Operating Profit:
Memorialization	$22,772	$23,731	$53,085	$54,870
Brand Solutions	9,420	7,029	14,995	17,459
	$32,192	$30,760	$68,080	$72,329

Sales for the nine months ended June 30, 2014 were $756.8 million, compared to $732.7 million for the nine months ended June 30, 2013.  The increase in sales primarily reflected the impact of significant projects during the fiscal 2014 third quarter in the Cremation and Merchandising Solutions segments, and acquisitions in the Graphics Imaging and Marking and Fulfillment Systems segments.  Consolidated sales for the current period also reflected the benefit of favorable changes in foreign currencies against the U.S. dollar of approximately $7.6 million.

In the Company’s Memorialization business, Cemetery Products segment sales for the first nine months of fiscal 2014 were $161.3 million, compared to $169.4 million for the first nine months of fiscal 2013.  The decrease primarily reflected lower unit volume of memorial products. Sales for the Funeral Home Products segment were $179.8 million for the nine months ended June 30, 2014, compared to $187.3 million a year ago. The decrease resulted principally from lower unit volume.  Based on published CDC data, the Company estimated that the number of casketed, in-ground burial deaths in the U.S. declined in the first nine months of fiscal 2014, compared to a year ago, contributing to the decrease in unit volume in both the Cemetery Products and Funeral Home Products segments in fiscal 2014.  Sales for the Cremation segment were $39.8 million for the first nine months of fiscal 2014, compared to $34.8 million for the same period a year ago.  The increase principally reflected a significant waste incineration equipment project in Saudi Arabia during the third quarter of fiscal 2014.  In the Brand Solutions business, sales for the Graphics Imaging segment were $234.0 million in the first nine months of fiscal 2014, compared to $219.5 million for the same period a year ago.  The acquisition of Wetzel Holding AG, Wetzel GmbH and related affiliates (collectively “Wetzel”) in November 2012 contributed $7.7 million to the segment’s sales increase in the first nine months of fiscal 2014.  In addition, changes in foreign currency values against the U.S. dollar favorably impacted the segment’s fiscal 2014 sales by $6.9 million, compared to fiscal 2013.  Marking and Fulfillment Systems segment sales were $70.1 million for the first nine months of fiscal 2014, compared to $63.9 million for the first nine months of fiscal 2013.  The increase resulted principally from higher unit volume and the acquisition of Pyramid Controls, Inc. (“Pyramid”) in December 2012.  Pyramid contributed $1.8 million to the fiscal 2014 sales increase over fiscal 2013.  Sales for the Merchandising Solutions segment were $71.8 million for the first nine months of fiscal 2014, compared to $57.7 million for the same period a year ago.  The increase principally reflected a significant merchandising display project during the third fiscal quarter of 2014.

Gross profit for the nine months ended June 30, 2014 was $275.8 million, compared to $266.2 million for the same period a year ago.  Consolidated gross profit as a percent of sales was 36.0% and 36.3% for the first nine months of fiscal 2014 and fiscal 2013, respectively.  The increase in consolidated gross profit primarily reflected the impact of higher sales in the Cremation segment and Brand Solutions businesses, partially offset by the impact of lower sales in the Cemetery Products and Funeral Home products segments.

Selling and administrative expenses for the nine months ended June 30, 2014 were $207.7 million, compared to $193.9 million for the first nine months of fiscal 2013.  Consolidated selling and administrative expenses as a percent of sales were 27.4% for the nine months ended June 30, 2014, compared to 26.5% for the same period last year.  Selling and administrative expenses in the first nine months of fiscal 2014 included expenses related to acquisition activities, primarily the SGK acquisition, of $7.1 million, the Company’s strategic cost structure initiatives of $5.1 million and litigation expenses of $1.9 million related to a legal dispute in the Funeral Home Products segment.  Selling and administrative expenses in the first nine months of fiscal 2013 included expenses related to acquisition activities of $2.5 million, strategic cost structure initiatives of $8.3 million, expenses of $1.2 million related to implementation of an ERP system and an impairment charge of approximately $1.6 million related to the carrying value of an intangible asset.  These expenses were partially offset by the benefit of a $3.4 million adjustment to contingent consideration and a gain of $3.3 million on the settlement of the purchase of the remaining ownership interest in one of the Company’s subsidiaries.

Operating profit for the nine months ended June 30, 2014 was $68.1 million, compared to $72.3 million for the nine months ended June 30, 2013.  Cemetery Products segment operating profit for the first nine months of fiscal 2014 was $24.2 million, compared to $23.9 million for the first nine months of fiscal 2013.  Fiscal 2014 operating profit included expenses of $651,000 related to strategic cost-structure initiatives.  Fiscal 2013 operating profit included expenses related to strategic cost-structure initiatives of $3.1 million and ERP implementation costs of $1.4 million.  Excluding these expenses from both periods, the Cemetery Products segment operating profit in the first nine months of fiscal 2014 was approximately $3.5 million lower than in fiscal 2013, reflecting lower sales and losses on several mausoleum projects, partially offset by the benefit of the Company’s recent cost structure initiatives.  Operating profit for the Funeral Home Products segment was $23.9 million for the nine months ended June 30, 2014, compared to $29.5 million for the first nine months of fiscal 2013.  The Funeral Home Products segment fiscal 2014 operating profit included expenses related to the Company’s strategic cost-structure initiatives of $2.3 million and litigation related expenses of $1.9 million related to a legal dispute with one of the Company’s competitors.  The Funeral Home Products fiscal 2013 operating profit included expenses related to the Company’s strategic cost-structure initiatives of $1.8 million and litigation related expenses of $148,000 related to a legal dispute with one of the Company’s competitors.  These fiscal 2013 expenses were offset by a favorable adjustment to the liability for contingent consideration of $3.4 million.  Excluding the aforementioned items from both periods, the Funeral Home Products segment operating profit for the first nine months of fiscal 2014 was approximately equal to the prior year, reflecting the impact of lower sales, offset by the favorable impact of the Company’s strategic cost-structure initiatives.  The Cremation segment reported an operating profit of $5.0 million for the first nine months of fiscal 2014, compared to $1.4 million for the same period in fiscal 2013. The increase principally reflected the impact higher sales resulting from the waste incineration project.  Graphics Imaging segment operating profit for the nine months ended June 30, 2014 was $3.3 million, compared to $10.0 million for the nine months ended June 30, 2013.  The Graphics Imaging segment’s fiscal 2014 operating profit included acquisition-related expenses of $7.0 million and expenses related to strategic cost structure initiatives of $985,000.  Operating profit for the segment in fiscal 2013 included acquisition-related expenses of $2.2 million, expenses related to strategic cost structure initiatives of approximately $2.0 million and an impairment charge of $1.6 million related to the carrying value of an intangible asset.  These fiscal 2013 expenses were partially offset by a gain of $3.3 million on the settlement of the purchase of the remaining ownership interest in one of the Company’s subsidiaries.  Excluding these items from both fiscal periods, the Graphics Imaging segment operating profit declined approximately $1.1 million, primarily reflecting an unfavorable change in product mix, partially offset by the impact of the Wetzel acquisition of approximately $500,000.  Operating profit for the Marking and Fulfillment Systems segment for the first nine months of fiscal 2014 was $5.8 million, compared to $5.3 million for the same period a year ago.  The increase primarily resulted from the favorable impact of higher sales.  Merchandising Solutions segment operating profit was $5.9 million for the first nine months of fiscal 2014, compared to $2.1 million for the same period in fiscal 2013, primarily reflecting higher sales resulting from the fiscal 2014 third quarter merchandising display project, partially offset by an increase in expenses related to strategic cost structure initiatives of approximately $630,000.

Investment income was $1.7 million for the nine months ended June 30, 2014, compared to $1.5 million for the nine months ended June 30, 2013.  The increase reflected higher rates of return on investments held in trust for certain of the Company’s benefit plans.  Interest expense for the first nine months of fiscal 2014 was $8.2 million, compared to $9.8 million for the same period last year.  The decrease in interest expense primarily reflected lower interest rates.  Other deductions, net, for the nine months ended June 30, 2014 represented a decrease in pre-tax income of $2.7 million, compared to a decrease in pre-tax income of $3.2 million for the same period last year.  Other income and deductions generally include banking related fees and the impact of currency gains and losses on certain intercompany debt.

The Company's effective tax rate for the nine months ended June 30, 2014 was 34.1%, compared to 34.3% for the first nine months of fiscal 2013 and 32.7% for the fiscal 2013 full year.  The fiscal 2013 full year effective tax rate included the benefit of a European tax loss carryback.  The effective tax rate for the first nine months of fiscal 2014 reflected the impact of estimated non-deductible transaction costs related to the pending acquisition of SGK.  The difference between the Company's effective tax rate and the Federal statutory rate of 35.0% primarily reflected the impact of state taxes and estimated non-deductible acquisition costs, offset by lower foreign income taxes.

The deduction for net income attributable to noncontrolling interests was $286,000 in the nine months ended June 30, 2014, compared to an addition to income of $482,000 for the same period a year ago.  The deduction in the current year primarily reflected the noncontrolling income generated by the Company’s U.K. Cremation segment operation.

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

The carrying amount of trade names with indefinite lives as of June 30, 2014 and September 30, 2013 totaled $23.1 million and $22.9 million, respectively. These trade names are tested for impairment annually in the second quarter. Matthews performed a quantitative impairment evaluation of its trade names for 2014, and the test indicated the trade names were not impaired.

Liquidity and Capital Resources:

Net cash provided by operating activities was $63.5 million for the first nine months of fiscal 2014, compared to $72.9 million for the first nine months of fiscal 2013.  Operating cash flow for both periods reflected net income adjusted for depreciation, amortization, stock-based compensation expense and non-cash pension expense.  Net changes in working capital items, which principally related to increases in accounts receivable and inventory, partially offset by an increase in accounts payable, resulted in a use of working capital of $14.3 million in fiscal 2014.  Net changes in working capital items in fiscal 2013 resulted in a use of working capital of $5.8 million, primarily reflecting a decrease in accounts payable.

Cash used in investing activities was $18.7 million for the nine months ended June 30, 2014, compared to $84.6 million for the nine months ended June 30, 2013.  Investing activities for the first nine months of fiscal 2014 primarily reflected capital expenditures.  Investing activities for the first nine months of fiscal 2013 primarily reflected acquisitions, net of cash acquired, of $67.6 million and capital expenditures of $17.3 million.

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

Cash used in financing activities for the nine months ended June 30, 2014 was $23.7 million, primarily reflecting repayments, net of proceeds, of long-term debt of $8.1 million, proceeds from the sale of treasury stock (stock option exercises) of $2.0 million, treasury stock purchases of $4.6 million, payment of contingent consideration of $3.7 million and dividends of $9.1 million to the Company's shareholders.  Cash provided by financing activities for the nine months ended June 30, 2013 was $8.6 million, primarily reflecting long-term debt proceeds, net of repayments, of $39.8 million, payment of contingent consideration of $9.5 million, treasury stock purchases of $13.5 million and dividends of $8.3 million to the Company's shareholders.

The Company has a domestic Revolving Credit Facility with a syndicate of financial institutions.  The maximum amount of borrowings available under the facility at June 30, 2014 was $500.0 million.  Borrowings under the facility bear interest at LIBOR plus a factor ranging from .75% to 1.25% based on the Company’s leverage ratio.  The facility’s maturity is July 2018.  The leverage ratio is defined as net indebtedness divided by EBITDA (earnings before interest, taxes, depreciation and amortization).  The Company is required to pay an annual commitment fee ranging from .15% to .25% (based on the Company’s leverage ratio) of the unused portion of the facility.   The Revolving Credit Facility requires the Company to maintain certain leverage and interest coverage ratios.  A portion of the facility (not to exceed $30.0 million) is available for the issuance of commercial and standby letters of credit.  Outstanding borrowings on the Revolving Credit Facility were $305.0 million as of June 30, 2014 and September 30, 2013.  The weighted-average interest rate on outstanding borrowings under the credit facilities was 2.55% and 3.05% at June 30, 2014 and 2013, respectively.

In connection with the recent acquisition of SGK (see “Acquisitions”), on July 29, 2014 the Company entered into the first and second amendments to the Revolving Credit Facility to amend certain terms of the Revolving Credit Facility and increase the maximum amount of borrowings available under the facility from $500.0 million to $900.0 million.  Under the terms of the amended facility, the interest rate spread at June 30, 2014 of 1.25% would have increased to 1.75%.

The Company has entered into the following interest rate swaps:

Effective Date	Amount	Fixed Interest Rate	Interest Rate Spread at June 30, 2014	Maturity Date
October 2011	$25,000	1.67%	1.25%	October 2015
November 2011	25,000	2.13%	1.25%	November 2014
March 2012	25,000	2.44%	1.25%	March 2015
June 2012	40,000	1.88%	1.25%	June 2022
August 2012	35,000	1.74%	1.25%	June 2022
September 2012	25,000	3.03%	1.25%	December 2015
September 2012	25,000	1.24%	1.25%	March 2017
November 2012	25,000	1.33%	1.25%	November 2015
May 2014	25,000	1.35%	1.25%	May 2018

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

The fair value of the interest rate swaps reflected an unrealized loss, net of unrealized gains, of $787,000 ($480,000 after tax) at June 30, 2014 that is included in shareholders’ equity as part of accumulated other comprehensive income.  Assuming market rates remain constant with the rates at June 30, 2014, an approximately $1.2 million net unrealized loss included in accumulated other comprehensive income is expected to be recognized in earnings as interest expense over the next twelve months.

The Company, through certain of its European subsidiaries, has a credit facility with a bank.  The maximum amount of borrowings available under this facility is 25.0 million Euros ($34.2 million).  Outstanding borrowings under the credit facility totaled 20.1 million Euros ($27.5 million) and 22.5 million Euros ($30.4 million) at June 30, 2014 and September 30, 2013, respectively.  The weighted-average interest rate on outstanding borrowings under the facility at June 30, 2014 and 2013 was 1.35% and 1.37%, respectively.

The Company, through its German subsidiary, Saueressig GmbH & Co. KG (“Saueressig”), has several loans with various European banks.  Outstanding borrowings under these loans totaled 1.5 million Euros ($2.0 million) and 1.7 million Euros ($2.3 million) at June 30, 2014 and September 30, 2013, respectively.  The weighted-average interest rate on outstanding borrowings of Saueressig at June 30, 2014 and 2013 was 4.04% and 3.92%, respectively.

The Company, through its German subsidiary, Wetzel GmbH (“Wetzel”), has several loans with various European banks.  Outstanding borrowings under these loans totaled 6.3 million Euros ($8.6 million) and 7.4 million Euros ($10.0 million) at June 30, 2014 and September 30, 2013.  The weighted-average interest rate on outstanding borrowings of Wetzel at June 30, 2014 and 2013 was 7.62% and 7.26%, respectively.

The Company, through its wholly-owned subsidiary, Matthews International S.p.A., has several loans with various Italian banks.  Outstanding borrowings on these loans totaled 6.0 million Euros ($8.2million) and 5.1 million Euros ($6.9 million) at June 30, 2014 and September 30, 2013, respectively.  Matthews International S.p.A. also has three lines of credit totaling 11.3 million Euros ($15.5 million) with the same Italian banks.  Outstanding borrowings on these lines were 4.8 million Euros ($6.6 million) and 5.6 million Euros ($7.6 million) at June 30, 2014 and September 30, 2013, respectively.  The weighted-average interest rate on outstanding Matthews International S.p.A. borrowings at June 30, 2014 and 2013 was 3.13% and 3.17%, respectively.

The Company has a stock repurchase program.  Under the current authorization, the Company’s Board of Directors has authorized the repurchase of a total of 2,500,000 shares of Matthews’ common stock under the program, of which 1,081,807 shares remain available for repurchase as of June 30, 2014.  The buy-back program is designed to increase shareholder value, enlarge the Company's holdings of its common stock, and add to earnings per share.  Repurchased shares may be retained in treasury, utilized for acquisitions, or reissued to employees or other purchasers, subject to the restrictions of the Company’s Restated Articles of Incorporation.

Consolidated working capital of the Company was $262.8 million at June 30, 2014, compared to $222.0 million at September 30, 2013.  Cash and cash equivalents were $80.6 million at June 30, 2014, compared to $59.0 million at September 30, 2013.  The Company's current ratio was 2.4 and 2.2 at June 30, 2014 and September 30, 2013, respectively.

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

At June 30, 2014, an accrual of approximately $5.1 million had been recorded for environmental remediation (of which $1.3 million was classified in other current liabilities), representing management's best estimate of the probable and reasonably estimable costs of the Company's known remediation obligations.  The accrual, which reflects previously established reserves assumed with the acquisition of York and additional reserves recorded as a purchase accounting adjustment, does not consider the effects of inflation and anticipated expenditures are not discounted to their present value.  Changes in the accrued environmental remediation obligation from the prior fiscal year reflect payments charged against the accrual.

While final resolution of these contingencies could result in costs different than current accruals, management believes the ultimate outcome will not have a significant effect on the Company's consolidated results of operations or financial position.

ACQUISITIONS:

In March 2014, the Company signed a definitive agreement to acquire SGK.  SGK is a leading global brand development, activation and brand deployment company.  Under the terms of the transaction, SGK shareholders will receive $11.80 cash and 0.20582 shares of Matthews’ common stock for each SGK share held.  The Company completed the acquisition on July 29, 2014.  Based on the closing price of Matthews’ stock on July 28, 2014, the transaction represents an implied price of $20.74 per share and a total enterprise value (which includes net outstanding debt) of approximately $606 million.

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

In December 2012, the Company acquired Pyramid.  Pyramid is a provider of warehouse control systems and conveyor control solutions for distribution centers.  The acquisition is designed to expand Matthews' fulfillment products and services in the warehouse management market.   The initial purchase price for the transaction was approximately $24.5 million, plus potential additional consideration up to $3.7 million based on future operating results.

In November 2012, the Company completed the acquisition of Wetzel.  Wetzel is a leading European provider of pre-press services and gravure printing forms, with manufacturing operations in Germany and Poland.  Wetzel’s products and services are sold primarily within Europe, and the acquisition is designed to expand Matthews' products and services in the global graphics imaging market.  The purchase price for Wetzel was approximately 42.6 million Euros ($54.7 million) on a cash-free, debt-free basis.

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

The Company has a significant level of effort focused on the recent acquisition of SGK, which closed on July 29.  Costs associated with the acquisition (including transaction and integration costs) and the impact resulting from acquisition valuation and related step-up expense will impact our results for the fourth quarter.  However, our existing businesses are currently projecting to meet our initial fiscal 2014 consolidated expectations, on a non-GAAP adjusted basis.

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

LONG-TERM CONTRACTUAL OBLIGATIONS AND COMMITMENTS:

The following table summarizes the Company’s contractual obligations at June 30, 2014, and the effect such obligations are expected to have on its liquidity and cash flows in future periods.

	Payments due in fiscal year:
		2014			After
	Total	Remainder	2015 to 2016	2017 to 2018	2019
Contractual Cash Obligations:	(Dollar amounts in thousands)
Revolving credit facilities	$332,539	$-	$27,539	$305,000	$-
Notes payable to banks	20,317	10,649	6,568	3,100	-
Short-term borrowings	7,114	7,114	-	-	-
Capital lease obligations	9,966	610	3,340	1,827	4,189
Non-cancelable operating leases	21,069	3,086	12,229	3,575	2,179

Total contractual cash obligations	$391,005	$21,459	$49,676	$313,502	$6,368

A significant portion of the loans included in the table above bear interest at variable rates.  At June 30, 2014, the weighted-average interest rate was 2.55% on the Company’s domestic Revolving Credit Facility, 1.35% on the credit facility through the Company’s European subsidiaries, 4.04% on bank loans to its wholly-owned subsidiary, Saueressig, 7.62% on bank loans to its wholly-owned subsidiary, Wetzel and 3.13% on bank loans to the Company’s wholly-owned subsidiary, Matthews International S.p.A.

Benefit payments under the Company’s principal retirement plan are made from plan assets, while benefit payments under the supplemental retirement plan and postretirement benefit plan are funded from the Company’s operating cash.  The Company is not required to make any significant contributions to its principal retirement plan in fiscal 2014. During the nine months ended June 30, 2014, contributions of $543,000 and $709,000 were made under the supplemental retirement plan and postretirement plan, respectively.  The Company currently anticipates contributing an additional $180,000 and $217,000 under the supplemental retirement plan and postretirement plan, respectively, for the remainder of fiscal 2014.

Unrecognized tax benefits are positions taken, or expected to be taken, on an income tax return that may result in additional payments to tax authorities.  If a tax authority agrees with the tax position taken, or expected to be taken, or the applicable statute of limitations expires, then additional payments will not be necessary.  As of June 30, 2014, the Company had unrecognized tax benefits, excluding penalties and interest, of approximately $4.3 million. The timing of potential future payments related to the unrecognized tax benefits is not presently determinable. The Company believes that its current liquidity sources, combined with its operating cash flow and borrowing capacity, will be sufficient to meet its capital needs for the foreseeable future.

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

The fair value of the interest rate swaps reflected a net unrealized gain of $787,000 ($480,000 after tax) at June 30, 2014 that is included in equity as part of accumulated other comprehensive income.  A decrease of 10% in market interest rates (e.g. a decrease from 5.0% to 4.5%) would result in a decrease of approximately $571,000 in the net fair value asset of the interest rate swaps.

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

Foreign Currency Exchange Rates - The Company is subject to changes in various foreign currency exchange rates, including the Euro, British Pound, Canadian Dollar, Australian Dollar, Swedish Krona, Chinese Yuan, Hong Kong Dollar, Polish Zloty, Turkish Lira and Vietnamese Dong in the conversion from local currencies to the U.S. dollar of the reported financial position and operating results of its non-U.S. based subsidiaries.  A strengthening of the U. S. dollar of 10% would have resulted in a decrease in reported sales of $31.0 million and a decrease in reported operating income of $2.4 million for the nine months ended June 30, 2014.

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

Management, under the supervision and with the participation of our Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures in effect as of June 30, 2014. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2014, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that material information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, and that such information is recorded, summarized and properly reported within the appropriate time period, relating to the Company and its consolidated subsidiaries, required to be included in the Exchange Act reports, including this Quarterly Report on Form 10-Q.

There have been no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Matthews is subject to various legal proceedings and claims arising in the ordinary course of business.  Management does not expect that the results of any of these legal proceedings will have a material adverse effect on Matthews’ financial condition, results of operations or cash flows.

Item 1A.  Risk Factors

The following risk factor relating to the Company’s agreement to acquire Schawk, Inc. (the “Acquisition”) updates the risk factors in  the Company’s Annual Report on Form 10-K for the year ended September 30, 2013 and Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2014.

Certain risks related to the Acquisition.

In March 2014, the Company signed a definitive agreement to acquire Schawk, Inc. (“SGK”), a leading global brand development, activation and brand deployment company.  The Company completed the acquisition on July 29, 2014.  Due to the acquisition, additional risks and uncertainties could affect the Company’s financial performance and actual results.  Specifically, the acquisition could cause actual results for fiscal 2014 and beyond to differ materially from those expressed or implied in any forward-looking statements included in this report or otherwise made by the Company’s management.  The risks associated with the acquisition include risks related to combining businesses and achieving expected savings and synergies, assimilating acquired companies and the fact that merger integration costs related to the acquisition are difficult to predict with a level of certainty, and may be greater than expected.

Item 2.  Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Stock Repurchase Plan

The Company has a stock repurchase program.  The buy-back program is designed to increase shareholder value, enlarge the Company's holdings of its common stock, and add to earnings per share.  Repurchased shares may be retained in treasury, utilized for acquisitions, or reissued to employees or other purchasers, subject to the restrictions of the Company’s Restated Articles of Incorporation.  Under the current authorization, the Company's Board of Directors had authorized the repurchase of a total of 2,500,000 shares of Matthews’ common stock under the program, of which 1,081,807 shares remain available for repurchase as of June 30, 2014.

The following table shows the monthly fiscal 2014 stock repurchase activity:

Period	Total number of shares purchased	Weighted-average price paid per share	Total number of shares purchased as part of a publicly announced plan	Maximum number of shares that may yet be purchased under the plan

October 2013	509	$40.83	509	1,194,161
November 2013	86,287	40.95	86,287	1,107,874
December 2013	15,381	41.67	15,381	1,092,493
January 2014	6,428	42.39	6,428	1,086,065
February 2014	-	-	-	1,086,065
March 2014	-	-	-	1,086,065
April 2014	-	-	-	1,086,065
May 2014	3,806	40.17	3,806	1,082,259
June 2014	452	41.09	452	1,081,807
Total	112,863	$41.10	112,863

Item 3.  Defaults Upon Senior Securities

Not Applicable.

Item 4.  Mine Safety Disclosures

Not Applicable.

Item 5.  Other Information

Not Applicable.

(a)	Exhibits

Exhibit
	No.	Description

	31.1	Certification of Principal Executive Officer for Joseph C. Bartolacci*
	31.2	Certification of Principal Financial Officer for Steven F. Nicola *
	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Joseph C. Bartolacci*
	32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Steven F. Nicola*
	101	Interactive Data File (Form 10-Q for the quarterly period ended June 30, 2014 furnished in XBRL)

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATTHEWS INTERNATIONAL CORPORATION
(Registrant)

Date: August 7, 2014	/s/ Joseph C. Bartolacci
Joseph C. Bartolacci, President
and Chief Executive Officer

Date: August 7, 2014	/s/ Steven F. Nicola
Steven F. Nicola, Chief Financial Officer,
Secretary and Treasurer