Form 10-K
period 2014-09-30
MATTHEWS INTERNATIONAL CORP
filed 2014-11-26
CIK 63296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2014
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "large accelerated filer", "accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

The aggregate market value of the Class A Common Stock outstanding and held by non-affiliates of the registrant, based upon the closing sale price of the Class A Common Stock on the NASDAQ Global Select Market on March 31, 2014, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $1.1 billion.

As of October 31, 2014, shares of common stock outstanding were: Class A Common Stock 32,874,065 shares

Documents incorporated by reference: Specified portions of the Proxy Statement for the 2015 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

The index to exhibits is on pages 82-84.

PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION:

Any forward-looking statements contained in this Annual Report on Form 10-K (specifically those contained in Item 1, "Business", Item 1A, "Risk Factors" and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations") are included in this report pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements involve known and unknown risks and uncertainties that may cause the actual results of Matthews International Corporation ("Matthews" or the "Company") in future periods to be materially different from management's expectations.  Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove correct.  Factors that could cause the Company's results to differ materially from the results discussed in such forward-looking statements principally include changes in domestic or international economic conditions, changes in foreign currency exchange rates, changes in the cost of materials used in the manufacture of the Company's products, changes in death rates, changes in product demand or pricing as a result of consolidation in the industries in which the Company operates, changes in product demand or pricing as a result of domestic or international competitive pressures, unknown risks in connection with the Company's acquisitions, including the risks associated with the Company's recent acquisition of Schawk, Inc. ("Schawk"), and technological factors beyond the Company's control.  In addition, although the Company does not have any customers that would be considered individually significant to consolidated sales, changes in the distribution of the Company's products or the potential loss of one or more of the Company's larger customers are also considered risk factors.

ITEM 1.  BUSINESS.

Matthews, founded in 1850 and incorporated in Pennsylvania in 1902, is a designer, manufacturer and marketer principally of memorialization products and brand solutions.  Memorialization products consist primarily of bronze and granite memorials and other memorialization products, caskets and cremation equipment for the cemetery and funeral home industries.  Brand solutions include graphics imaging products and services, merchandising solutions, and marking and fulfillment systems products. The Company's products and operations are comprised of six business segments:  Cemetery Products, Funeral Home Products, Cremation, Graphics Imaging, Merchandising Solutions and Marking and Fulfillment Systems.  The Cemetery Products segment is a leading manufacturer of cast bronze and granite memorials and other memorialization products, cast and etched architectural products and is a leading builder of mausoleums in the United States.  The Funeral Home Products segment is a leading casket manufacturer and distributor in North America and produces a wide variety of wood, metal and cremation caskets.  The Cremation segment is a leading designer and manufacturer of cremation equipment in North America and Europe. The Graphics Imaging segment provides brand development, brand management, printing plates, gravure cylinders, pre-media services and imaging services.  At September 30, 2014, the Graphics Imaging segment included the acquisition of Schawk, a global brand development, activation and deployment company, in July 2014 (see "Acquisitions" in Management's Discussion and Analysis).  The Merchandising Solutions segment designs and manufactures merchandising displays and systems and provides creative merchandising and marketing solutions services.  The Marking and Fulfillment Systems segment designs, manufactures and distributes a wide range of marking and coding equipment and consumables, industrial automation products and order fulfillment systems that are used for identifying, tracking, picking and conveying  consumer and industrial products.

Beginning October 1, 2014, the Company realigned its operations into three reporting segments, SGK Brand Solutions, Memorialization, and Industrial. The SGK Brand Solutions segment is comprised of the graphics imaging business, including Schawk, and the merchandising solutions operations.  The Memorialization segment is comprised of the Company's cemetery products, funeral home products and cremation operations.  The Industrial segment is comprised of the Company's marking and automation products and fulfillment systems.

ITEM 1.	BUSINESS, (continued)

At October 31, 2014, the Company and its majority-owned subsidiaries had approximately 9,400 employees.  The Company's principal executive offices are located at Two NorthShore Center, Pittsburgh, Pennsylvania 15212, its telephone number is
(412) 442-8200 and its internet website is www.matw.com.  The Company files all required reports with the Securities and Exchange Commission ("SEC") in accordance with the Exchange Act.  The Company's Annual Report on Form 10-K, Quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are available free of charge on the Company's website as soon as reasonably practicable after being filed or furnished to the SEC. The reports filed with the SEC are also available to read and copy at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 or by contacting the SEC at 1-800-732-0330.  All reports filed with the SEC can be found on its website at www.sec.gov.

The following table sets forth reported sales and operating profit for the Company's business segments for the past three fiscal years.  Detailed financial information relating to business segments and to domestic and international operations is presented in Note 17 ("Segment Information") to the Consolidated Financial Statements included in Part II of this Annual Report on Form 10-K.

	Years Ended September 30,
	2014		2013		2012
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Sales to unaffiliated customers:
Memorialization:
Cemetery Products	$221,992	20.0%	$226,586	23.0%	$215,943	24.0%
Funeral Home Products	234,583	21.2	242,803	24.6	230,943	25.6
Cremation	51,845	4.7	48,522	4.9	45,981	5.1
	508,420	45.9	517,911	52.5	492,867	54.7
Brand Solutions:
Graphics Imaging	398,223	36.0	294,571	29.9	259,865	28.9
Merchandising Solutions	99,105	9.0	79,370	8.1	72,964	8.1
Marking and Fulfillment Systems	100,849	9.1	93,505	9.5	74,621	8.3
	598,177	54.1	467,446	47.5	407,450	45.3
Total	$1,106,597	100.0%	$985,357	100.0%	$900,317	100.0%

Operating profit:
Memorialization:
Cemetery Products	$36,165	43.6%	$32,571	34.0%	$33,195	35.5%
Funeral Home Products	28,025	33.8	37,263	38.9	26,525	28.3
Cremation	5,116	6.2	3,097	3.2	3,869	4.1
	69,306	83.6	72,931	76.1	63,589	67.9
Brand Solutions:
Graphics Imaging	(4,617)	(5.5)	9,724	10.2	14,843	15.9
Merchandising Solutions	7,153	8.6	4,275	4.5	5,084	5.4
Marking and Fulfillment Systems	11,049	13.3	8,862	9.2	10,061	10.8
	13,585	16.4	22,861	23.9	29,988	32.1
Total	$82,891	100.0%	$95,792	100.0%	$93,577	100.0%

ITEM 1.	BUSINESS, (continued)

In fiscal 2014, approximately 61% of the Company's sales were made from the United States, and 35%, 2%, 1% and 1% were made from Europe, Asia, Australia and Canada, respectively. For further information on segments, see Note 17 ("Segment Information") in Item 8 "Financial Statements and Supplementary Data" on pages 65-67 of this report. Cemetery Products segment products are sold throughout the world with the segment's principal operations located in the United States, Europe, Canada, and Australia.  Funeral Home Products segment products are primarily sold in North America. Cremation segment products and services are sold primarily in North America, Europe, Asia, and Australia.  Products and services of the Graphics Imaging segment are sold primarily in Europe, the United States and Asia.  Merchandising Solutions segment products and services are sold principally in the United States.  The Marking and Fulfillment Systems segment sells equipment and consumables directly to industrial consumers and distributors in the United States and internationally through the Company's subsidiaries in Canada, Sweden and China, and through other foreign distributors.  Matthews owns a minority interest in Marking and Fulfillment Systems distributors in Asia, Australia and Europe.

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

Memorial products, which comprise the majority of the Cemetery Products segment's sales, include flush bronze and granite memorials, upright granite memorials and monuments, cremation memorialization products, granite benches, flower vases, crypt plates and letters, cremation urns, niche units, cemetery features and statues, along with other related products and services. Flush memorials are bronze plaques or granite memorials which contain personal information about a deceased individual (such as name, birth date, and death date), photos and emblems.  Flush bronze and granite memorials are even or "flush" with the ground and therefore are preferred by many cemeteries for easier mowing and general maintenance.  The segment's memorial products also include community and family mausoleums within North America.  In addition, the segment's other memorial products include bronze plaques, letters, emblems, vases, lights and photo ceramics that can be affixed to granite monuments, mausoleums, crypts and flush memorials.  Principal customers for memorial products are cemeteries and memorial parks, which in turn sell the Company's products to the consumer.

Customers of the Cemetery Products segment can also purchase memorials and vases on a "pre-need" basis.  The "pre-need" concept permits families to arrange for these purchases in advance of their actual need.  Upon request, the Company will manufacture the memorial to the customer's specifications (e.g., name and birth date) and place it in storage for future delivery.  Memorials in storage have been paid in full with title conveyed to each pre-need purchaser.

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

ITEM 1.	BUSINESS, (continued)

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

ITEM 1.	BUSINESS, (continued)

The segment markets its casket products in the United States through a combination of Company-owned and independent casket distribution facilities.  The Company operates approximately 60 distribution centers in the United States.  Over 70% of the segment's casket products are currently sold through Company-owned distribution centers.  As part of the Memorialization group, the segment works with the Cemetery Products and Cremation segments to provide a total solution to customers that own and operate businesses in both the cemetery and funeral home markets.

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

Servicing the human, pet and specialized incineration markets, the segment's primary market areas are North America and Europe.  The segment also sells into Latin America and the Caribbean, Australia and Asia.

Cremation systems includes both traditional flame-based and water-based bio-cremation systems for cremation of humans and pets, as well as equipment for processing the cremated remains and other related equipment (ventilated work stations, tables, cooler racks, vacuums).  The principal markets for these products are funeral homes, cemeteries, crematories, pet crematories, animal disposers and veterinarians. These products primarily are marketed directly by segment personnel.

Waste management/incineration systems encompass both batch load and continuous feed, static and rotary systems for incineration of all waste types, as well as equipment for in-loading waste, out-loading ash and energy recovery. The principal markets for these products are medical waste disposal, oil and gas "work camp" wastes, industrial wastes and bio mass generators.

Environmental and energy systems include emissions filtration units, waste heat recovery equipment, waste gas treatment products, as well as energy recovery.  The principal markets are municipalities or public/state agencies, the cremation industry and other industries which utilize incinerators for waste reduction and energy production.

Service and supplies consists of operator training, preventative maintenance and "at need" service work performed on various makes and models of equipment. This work can be as simple as replacing defective bulbs or as complex as complete reconstruction and upgrading or retro-fitting on site. Supplies are consumable items associated with normal operations.

Crematory management/operations represent the actual operation and management of client-owned crematories.  Currently the segment provides these services primarily to municipalities in Europe and private operators in the U.S.

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

ITEM 1.	BUSINESS, (continued)

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

BRAND SOLUTIONS PRODUCTS AND MARKETS:

Graphics Imaging:

The Graphics Imaging segment provides brand development, brand management, pre-media services, printing plates and cylinders, embossing tools, and creative design services principally to consumer packaged goods and retail customers, and the primary packaging and corrugated industries. With the acquisition of Schawk in July 2014, the Company significantly expanded its product offerings and capabilities related to brand development and brand management serving the consumer packaged goods and retail industries.  The primary packaging industry consists of manufacturers of printed packaging materials such as boxes, flexible packaging, folding cartons and bags commonly displayed at retailers of consumer goods. The corrugated packaging industry consists of manufacturers of printed corrugated containers.  Other major industries served include the wallpaper, flooring, automotive, and textile industries.

The principal products and services of this segment include brand development, brand management, pre-media graphics services, printing plates, gravure cylinders, steel bases, embossing tools, special purpose machinery, engineering assistance, print process assistance, print production management, digital asset management, content management, and package design.  These products and services are used by brand owners and packaging manufacturers to develop and print packaging graphics that help identify and sell the product in the marketplace.  Other packaging graphics can include nutritional information, directions for product use, consumer warning statements and UPC codes. The primary packaging manufacturer produces printed packaging from paper, film, foil and other composite materials used to display, protect and market the product. The corrugated packaging manufacturer produces printed containers from corrugated sheets.  Using the Company's products, these sheets are printed and die cut to make finished containers.

The segment offers a wide array of value-added services and products.  These include print process and print production management services; print engineering consultation; pre-media preparation, which includes computer-generated art, film and proofs; plate mounting accessories and various press aids; and press-side print production assurance.  The segment also provides creative digital graphics services to brand owners and packaging markets.

The Company works closely with manufacturers to provide the proper printing forms and tooling required to print the packaging to the user's specifications.  The segment's printing plate products are made principally from photopolymer resin and sheet materials.  Upon customer request, plates can be pre-mounted press-ready in a variety of configurations that maximize print quality and minimize press set‑up time.  Gravure cylinders, manufactured from steel, copper and chrome, can be custom engineered for multiple print processes and specific customer print applications.

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

ITEM.1.                          BUSINESS, (continued)

The Graphics Imaging segment is one of several providers of brand management, brand development and pre-media services and manufacturers of printing plates and cylinders with an international presence.  The combination of the Company's Graphics Imaging business in Europe, the United States and Asia is an important part of Matthews' strategy to become a worldwide leader in the graphics industry in providing consistent service to multinational customers on a global basis.  Competition is on the basis of product quality, timeliness of delivery and price.  The Company differentiates itself from the competition by consistently meeting these customer demands, its ability to service customers both nationally and globally, and its ability to provide a variety of value-added support services.

Merchandising Solutions:

The Merchandising Solutions segment provides merchandising, retail graphics and printing solutions for brand owners and retailers.  The segment designs, manufactures and installs merchandising and display systems, and provides total turnkey project management services.  The segment also provides creative merchandising and marketing solutions services.

The majority of the segment's sales are derived from the design, engineering, manufacturing and execution of merchandising and display systems.  These systems include permanent and temporary displays, custom store fixtures, brand concept shops, interactive media, custom packaging, and screen and digitally printed promotional signage.  Design and engineering services include concept and model development, graphics design and prototyping.  Merchandising and display systems are manufactured to specifications developed by the segment in conjunction with the customer.  These products are marketed and sold primarily in the United States.

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

Major raw materials for the segment's products include wood, particleboard, corrugated materials, structural steel, plastic, laminates, inks, film and graphic art supplies.  All of these raw materials are presently available in adequate supply from various sources.

Marking and Fulfillment Systems:

The Marking and Fulfillment Systems segment designs, manufactures and distributes a wide range of marking, coding and industrial automation solutions, and related consumables.  Manufacturers, suppliers and distributors worldwide rely on Matthews' integrated systems to identify, track, control and pick their products.

Marking systems range from mechanical marking solutions to microprocessor-based ink-jet printing systems that integrate into a customer's manufacturing, inventory tracking and material handling control systems.  The Company manufactures and markets products and systems that employ different marking technologies, including contact printing, indenting, etching, laser and ink-jet printing.  Customers frequently use a combination of these methods to achieve an appropriate mark.  These technologies apply product information required for identification and traceability, as well as to facilitate inventory and quality control, regulatory compliance and brand name communication.

Fulfillment systems complement the tracking and distribution of a customer's products with automated order fulfillment technologies, motor-driven rollers for product conveyance, and controls for material handling systems.  Material handling customers include some of the largest automated assembly, distribution and mail sorting companies in the United States.  The Company also engineers innovative, custom solutions to address specific customer requirements in a variety of industries, including oil exploration and security scanning.

ITEM 1.	BUSINESS, (continued)

A significant portion of the revenue of the Marking and Fulfillment Systems segment is attributable to the sale of consumables and replacement parts required by the marking, coding and tracking hardware sold by Matthews.  The Company develops inks, rubber and steel consumables in conjunction with the marking equipment in which they are used, which is critical to ensure ongoing equipment reliability and mark quality.  Most marking equipment customers use Matthews' inks, solvents and cleaners.

The principal customers for the Company's marking and fulfillment systems products are manufacturers, suppliers and distributors of durable goods, building products, consumer goods manufacturers (including food and beverage processors) and producers of pharmaceuticals.  The Company also serves a wide variety of industrial markets, including metal fabricators, manufacturers of woven and non-woven fabrics, plastic, rubber and automotive products.

A portion of this segment's sales are outside the United States, with distribution sourced through the Company's subsidiaries in Canada, Sweden, Germany and China in addition to other international distributors.  The Company owns a minority interest in distributors in Asia, Australia and Europe.

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

PATENTS, TRADEMARKS AND LICENSES:

The Company holds a number of domestic and foreign patents and trademarks.  However, the Company believes the loss of any individual or a significant number of patents or trademarks would not have a material impact on consolidated operations or revenues.

BACKLOG:

Because the nature of the Company's Cemetery Products, Graphics Imaging and Merchandising Solutions businesses are primarily custom products made to order and services with short lead times, backlogs are not generally material except for mausoleums in the Cemetery Products segment, cremation equipment in the Cremation segment, roto-gravure engineering projects in the Graphics Imaging segment and industrial automation and order fulfillment systems in the Marking and Fulfillment segment.  Backlogs vary in a range of approximately one year of sales for mausoleums and roto-gravure engineering projects.  Backlogs for the Funeral Home Products segment are not material. Cremation equipment sales backlogs vary in a range of eight to ten months of sales.  Backlogs for Marking and Fulfillment Systems segment sales generally vary in a range of up to six weeks for standard products and twelve weeks for custom systems.  The Company's backlog is expected to be substantially filled in fiscal 2015.

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

ITEM 1.	BUSINESS, (continued)

The Company is party to various environmental matters.  These include obligations to investigate and mitigate the effects on the environment of the disposal of certain materials at various operating and non-operating sites.  The Company is currently performing environmental assessments and remediation at these sites, as appropriate.

At September 30, 2014, an accrual of approximately $4.9 million had been recorded for environmental remediation (of which $1.1 million was classified in other current liabilities), representing management's best estimate of the probable and reasonably estimable costs of the Company's known remediation obligations.  The accrual does not consider the effects of inflation and anticipated expenditures are not discounted to their present value.  While final resolution of these contingencies could result in costs different than current accruals, management believes the ultimate outcome will not have a significant effect on the Company's consolidated results of operations or financial position.

ITEM 1A.  RISK FACTORS.

There are inherent risks and uncertainties associated with the Company's businesses that could adversely affect its operating performance and financial condition.  Set forth below are descriptions of those risks and uncertainties that the Company currently believes to be material.  Additional risks not currently known or deemed immaterial may also result in adverse effects on the Company.

Changes in Economic Conditions.  Generally, changes in domestic and international economic conditions affect the industries in which the Company and its customers and suppliers operate.  These changes include changes in the rate of consumption or use of the Company's products due to economic downturns, volatility in currency exchange rates, and changes in raw material prices resulting from supply and/or demand conditions.

Uncertainty about current global economic conditions poses a risk, as consumers and businesses may continue to postpone or cancel spending.  Other factors that could influence customer spending include energy costs, conditions in the credit markets, consumer confidence and other factors affecting consumer spending behavior.  These and other economic factors could have an effect on demand for the Company's products and services and negatively impact the Company's financial condition and results of operations.

Changes in Foreign Currency Exchange Rates.  Manufacturing and sales of a significant portion of the Company's products are outside the United States, and accordingly, the Company holds assets, incurs liabilities, earns revenue and pays expenses in a variety of currencies.  The Company's consolidated financial statements are presented in U.S. dollars, and therefore, the Company must translate the reported values of its foreign assets, liabilities, revenue and expenses into U.S. dollars.  Increases or decreases in the value of the U.S. dollar compared to foreign currencies may negatively affect the value of these items in the Company's consolidated financial statements, even though their value has not changed in local currency.

Increased Prices for Raw Materials.  The Company's profitability is affected by the prices of the raw materials used in the manufacture of its products.  These prices may fluctuate based on a number of factors, including changes in supply and demand, domestic and global economic conditions, and volatility in commodity markets, currency exchange rates, labor costs and fuel-related costs.  If suppliers increase the price of critical raw materials, alternative sources of supply, or an alternative material, may not exist.

The Company has standard selling price structures (i.e., list prices) in several of its segments, which are reviewed for adjustment generally on an annual basis.  In addition, the Company has established pricing terms with several of its customers through contracts or similar arrangements.  Based on competitive market conditions and to the extent that the Company has established pricing terms with customers, the Company's ability to immediately increase the price of its products to offset the increased costs may be limited.  Significant raw material price increases that cannot be mitigated by selling price increases or productivity improvements will negatively affect the Company's results of operations.

ITEM 1A.	RISK FACTORS, (continued)

Changes in Mortality and Cremation Rates.  Generally, life expectancy in the United States and other countries in which the Company's Memorialization businesses operate has increased steadily for several decades and is expected to continue to do so in the future.  The increase in life expectancy is also expected to impact the number of deaths in the future.  Additionally, cremations have steadily grown as a percentage of total deaths in the United States since the 1960's, and are expected to continue to increase in the future.  The Company expects that these trends will continue in the future, and the result may affect the volume of bronze and granite memorialization products and burial caskets sold in the United States.  However, sales of the Company's Cremation segment may benefit from the growth in cremations.

Changes in Product Demand or Pricing. The Company's businesses have and will continue to operate in competitive markets. Changes in product demand or pricing are affected by domestic and foreign competition and an increase in consolidated purchasing by large customers operating in both domestic and global markets. The Memorialization businesses generally operate in markets with ample supply capacity and demand which is correlated to death rates.  The Brand Solutions businesses serve global customers that are requiring their suppliers to be global in scope and price competitive.  Additionally, in recent years the Company has witnessed an increase in products manufactured offshore, primarily in China, and imported into the Company's U.S. markets.  It is expected that these trends will continue and may affect the Company's future results of operations.

Risks in Connection with Acquisitions.  The Company has grown in part through acquisitions, and continues to evaluate acquisition opportunities that have the potential to support and strengthen its businesses.  There is no assurance however that future acquisition opportunities will arise, or that if they do, that they will be consummated.  In addition, acquisitions involve inherent risks that the businesses acquired will not perform in accordance with expectations, or that synergies expected from the integration of the acquisitions will not be achieved as rapidly as expected, if at all. Failure to effectively integrate acquired businesses could prevent the realization of expected rates of return on the acquisition investment and could have a negative effect on the Company's results of operations and financial condition.

In July 2014, the Company completed the acquisition of Schawk.  In connection with the acquisition, additional risks and uncertainties could affect the Company's financial performance and actual results.  Specifically, the acquisition could cause actual results for fiscal 2015 and beyond to differ materially from those expressed or implied in any forward-looking statements included in this report or otherwise made by the Company's management.  The risks associated with the Schawk acquisition include risks related to combining the businesses and achieving expected cost savings and synergies, assimilating the Schawk businesses, and the fact that merger integration costs related to the acquisition are difficult to predict with a level of certainty, and may be greater than expected.

Technological Factors Beyond the Company's Control.  The Company operates in certain markets in which technological product development contributes to its ability to compete effectively.  There can be no assurance that the Company will be able to develop new products, that new products can be manufactured and marketed profitably, or that new products will successfully meet the expectations of customers.

Changes in the Distribution of the Company's Products or the Loss of a Large Customer.  Although the Company does not have any customer that is considered individually significant to consolidated sales, it does have contracts with several large customers in both the Memorialization and Brand Solutions businesses.  While these contracts provide important access to large purchasers of the Company's products, they can obligate the Company to sell products at contracted prices for extended periods of time.  Additionally, any significant divestiture of business properties or operations by current customers could result in a loss of business if the Company is not able to maintain the business with the subsequent owners of the properties.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

Not Applicable.

 ITEM 2.  PROPERTIES.

Principal properties of the Company and its majority-owned subsidiaries as of October 31, 2014 were as follows (properties are owned by the Company except as noted):

Location	Description of Property
Cemetery Products:
Pittsburgh, PA	Manufacturing / Division Offices
Elberton, GA	Manufacturing
Kingwood, WV	Manufacturing
Melbourne, Australia	Manufacturing	(1)
Monterrey, Mexico	Manufacturing	(1)
Parma, Italy	Manufacturing / Warehouse	(1)
Searcy, AR	Manufacturing
Whittier, CA	Manufacturing	(1)

Funeral Home Products (2):
Monterrey, Mexico	Manufacturing	(1)
Richmond, IN	Manufacturing	(1)
Richmond, IN	Manufacturing / Metal Stamping
York, PA	Manufacturing

Cremation:
Apopka, FL	Manufacturing / Division Offices
Manchester, England	Manufacturing	(1)
Udine, Italy	Manufacturing	(1)

Graphics Imaging:
Des Plaines, IL	Division Offices
Pittsburgh, PA	Manufacturing
Antwerp, Belgium	Manufacturing
Atlanta, GA	Manufacturing
Atlanta, GA	Operating facility	(1)
Battle Creek, MI	Operating facility	(1)
Bristol, England	Operating facility
Budapest, Hungary	Manufacturing
Chenai, China	Operating facility	(1)
Chicago, IL	Operating facility	(1)
Chicago, IL	Operating facility	(1)
Chicago, IL	Subletting	(1)
Cincinnati, OH	Operating facility	(1)
Cincinnati, OH	Operating facility	(1)
Cincinnati, OH	Manufacturing	(1)
Des Plaines, IL	Operating facility	(1)
Duchow, Poland	Manufacturing
Goslar, Germany	Manufacturing	(1)
Grenzach-Wyhlen, Germany	Manufacturing
Hilversum, Netherlands	Operating facility	(1)
Izmir, Turkey	Manufacturing
Julich, Germany	Manufacturing
Kalamazoo, MI	Operating facility
Leeds, England	Operating facility	(1)
London, England	Operating facility	(1)
Los Angeles, CA	Operating facility	(1)

ITEM 2.	PROPERTIES, (continued)

Location	Description of Property

Graphics Imaging, (continued):
Manchester, England	Manufacturing	(1)
Minneapolis, MN	Manufacturing
Mississauga, Canada	Operating facility	(1)
Monchengladbach, Germany	Manufacturing
Mt. Olive, NJ	Operating facility	(1)
Munich, Germany	Manufacturing	(1)
New Berlin, WI	Manufacturing	(1)
New York, NY	Operating facility	(1)
New, York, NY	Operating facility	(1)
Newcastle, England	Operating facility	(1)
Northbrook, IL	Vacant	(1)
North Sydney, Australia	Operating facility	(1)
Nuremberg, Germany	Manufacturing	(1)
Oakland, CA	Operating facility	(1)
Paris, France	Operating facility	(1)
Penang, Malaysia	Operating facility
Poznan, Poland	Manufacturing
Queretaro, Mexico	Manufacturing
Redmond, WA	Operating facility	(1)
St. Louis, MO	Manufacturing
San Francisco, CA	Operating facility	(1)
San Francisco, CA	Operating facility	(1)
Shanghai, China	Operating facility	(1)
Shanghai, China	Operating facility	(1)
Shenzhen, China	Manufacturing	(1)
Singapore, Singapore	Operating facility	(1)
Stamford, CT	Operating facility	(1)
Sterling Heights, MI	Operating facility	(1)
Swindon, England	Subletting	(1)
Toronto, Canada	Manufacturing	(1)
Vienna, Austria	Manufacturing	(1)
Vreden, Germany	Manufacturing
Wan Chai, Hong Kong	Manufacturing	(1)
Woburn, MA	Operating facility	(1)

Marking and Fulfillment Systems:
Pittsburgh, PA	Manufacturing / Division Offices
Beijing, China	Manufacturing	(1)
Cincinnati, OH	Manufacturing	(1)
Germantown, WI	Manufacturing	(1)
Gothenburg, Sweden	Manufacturing / Distribution	(1)
Ixonia, WI	Manufacturing	(1)
Tualatin, OR	Manufacturing	(1)
Tianjin City, China	Manufacturing	(1)

ITEM 2.	PROPERTIES, (continued)

Location	Description of Property

Merchandising Solutions:
East Butler, PA	Manufacturing / Division Offices
Portland, OR	Sales Office	(1)

Corporate Office:
Pittsburgh, PA	General Offices

(1)	These properties are leased by the Company under operating lease arrangements. Rent expense incurred by the Company for all leased facilities was approximately $21.8 million in fiscal 2014.
(2)	In addition to the properties listed, the Funeral Home Products segment leases warehouse facilities totaling approximately 1.0 million square feet in 30 states under operating leases.

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

ITEM 3.  LEGAL PROCEEDINGS.

Matthews is subject to various legal proceedings and claims arising in the ordinary course of business.  Management does not expect that the results of any of these legal proceedings will have a material adverse effect on Matthews' financial condition, results of operations or cash flows.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

OFFICERS AND EXECUTIVE MANAGEMENT OF THE REGISTRANT

The following information is furnished with respect to officers and executive management as of November 15, 2014:

Name	Age	Positions with Registrant

Joseph C. Bartolacci	54	President and Chief Executive Officer

David F. Beck	62	Vice President and Controller
Marcy L. Campbell	51	Vice President, Human Resources

Brian J. Dunn	57	Executive Vice President, Strategy and Corporate Development

Steven D. Gackenbach	51	Group President, Memorialization

Steven F. Nicola	54	Chief Financial Officer, Secretary and Treasurer

Paul F. Rahill	57	President, Cremation Division

David A. Schawk	58	President, Graphics Imaging

Brian D. Walters	45	Vice President and General Counsel

Joseph C. Bartolacci was appointed President and Chief Executive Officer effective October 2006.

David F. Beck was appointed Vice President and Controller effective February 2010.  Prior thereto he had been Controller since September 15, 2003.

Marcy L. Campbell was appointed Vice President, Human Resources effective November 2014.  Ms. Campbell served as Director, Regional Human Resources from January 2013, and as Manager, Regional Human Resources from November 2005 to December 2012.

Brian J. Dunn was appointed Executive Vice President, Strategy and Corporate Development effective July 24, 2014.  Prior thereto, he served as Group President, Brand Solutions since February 2010, and Group President, Graphics and Marking Products from September 2007 to January 2010.

Steven D. Gackenbach was appointed Group President, Memorialization effective October 31, 2011.  Prior thereto he had been Chief Commercial Officer, Memorialization since January 2011 when he joined the Company.  Prior to joining the Company, Mr. Gackenbach served as the Senior Director of Strategy for Kraft Foods' Cheese and Dairy Division from 2002 to 2010.

Steven F. Nicola was appointed Chief Financial Officer, Secretary and Treasurer effective December 2003.

Paul F. Rahill was appointed President, Cremation Division in October 2002.

David A. Schawk joined the Company in July 2014 as President, Graphics Imaging upon Matthews' acquisition of Schawk.  Mr. Schawk served as Schawk's Chief Executive Officer from July 2012, and Chief Executive Officer and President for more than five years prior thereto. Mr. Schawk was a member of the Schawk Board of Directors since 1992.

Brian D. Walters was appointed Vice President and General Counsel effective February 2009.

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information:

The authorized common stock of the Company consists of 70,000,000 shares of Class A Common Stock, $1 par value.  At September 30, 2014, 32,879,865 shares were outstanding.  The Company's Class A Common Stock is traded on the NASDAQ Global Select Market under the symbol "MATW".  The following table sets forth the high, low and closing prices as reported by NASDAQ for the periods indicated:

	High	Low	Close
Fiscal 2014:
Quarter ended: September 30, 2014	$47.60	$40.99	$43.89
June 30, 2014	43.32	39.54	41.57
March 31, 2014	44.33	37.08	40.81
December 31, 2013	42.80	37.58	42.61

Fiscal 2013:
Quarter ended: September 30, 2013	$40.50	$36.27	$38.08
June 30, 2013	39.37	32.81	37.70
March 31, 2013	35.31	31.43	34.92
December 31, 2012	32.95	27.42	32.10

The Company has a stock repurchase program.  Under the current authorization, the Company's Board of Directors has authorized the repurchase of a total of 2,500,000 shares of Matthews' common stock under the program, of which 965,881 shares remain available for repurchase as of September 30, 2014.  The buy-back program is designed to increase shareholder value, enlarge the Company's holdings of its common stock, and add to earnings per share.  Repurchased shares may be retained in treasury, utilized for acquisitions, or reissued to employees or other purchasers, subject to the restrictions of the Company's Restated Articles of Incorporation.

All purchases of the Company's common stock during fiscal 2014 were part of this repurchase program.

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS, (continued)

The following table shows the monthly fiscal 2014 stock repurchase activity:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced plan	Maximum number of shares that may yet be purchased under the plan

October 2013	509	$40.83	509	1,194,161
November 2013	86,287	40.95	86,287	1,107,874
December 2013	15,381	41.67	15,381	1,092,493
January 2014	6,428	42.39	6,428	1,086,065
February 2014	-	-	-	1,086,065
March 2014	-	-	-	1,086,065
April 2014	-	-	-	1,086,065
May 2014	3,806	40.17	3,806	1,082,259
June 2014	452	41.09	452	1,081,807
July 2014	-	-	-	1,081,807
August 2014	46,060	45.12	46,060	1,035,747
September 2014	69,866	45.63	69,866	965,881
Total	228,789	$43.29	228,789

Holders:

Based on records available to the Company, the number of registered holders of the Company's common stock was 596 at
 October 31, 2014.

Dividends:

A quarterly dividend of $.13 per share was paid for the fourth quarter of fiscal 2014 to shareholders of record on November 24, 2014. The Company paid quarterly dividends of $.11 per share for the first three quarters of fiscal 2014 and the fourth quarter of fiscal 2013.  The Company paid quarterly dividends of $.10 per share for the first three quarters of fiscal 2013 and the fourth quarter of fiscal 2012.  The Company paid quarterly dividends of $.09 per share for the first three quarters of fiscal 2012 and the fourth quarter of fiscal 2011.

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

Securities Authorized for Issuance Under Equity Compensation Plans:

See Equity Compensation Plans in Item 12 "Security Ownership of Certain Beneficial Owners and Management" on page 76 of this report.

ITEM 5.                          MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS, (continued)

PERFORMANCE GRAPH

COMPARISON OF FIVE-YEAR CUMULATIVE RETURN *
AMONG MATTHEWS INTERNATIONAL CORPORATION,
S&P 500 INDEX, S&P MIDCAP 400 INDEX AND S&P SMALLCAP 600 INDEX **

*  Total return assumes dividend reinvestment
** Fiscal year ended September 30

Note: Performance graph assumes $100 invested on October 1, 2009 in Matthews International Corporation Common Stock, Standard & Poor's (S&P) 500 Index, S&P MidCap 400 Index and S&P SmallCap 600 Index.  The results are not necessarily indicative of future performance.

ITEM 6.  SELECTED FINANCIAL DATA.

	Years Ended September 30,
	2014(1)	2013(2)	2012(3)	2011(4)	2010(5)
	(Amounts in thousands, except per share data)
	(Unaudited)

Net sales	$1,106,597	$985,357	$900,317	$898,821	$821,829

Operating profit	82,891	95,792	93,577	118,516	116,581

Interest expense	12,628	12,925	11,476	8,241	7,419

Net income attributable to Matthews shareholders	43,674	54,888	55,843	72,372	69,057

Earnings per common share:
Basic	$1.54	$1.99	$1.98	$2.47	$2.32
Diluted	1.53	1.98	1.98	2.46	2.31

Weighted-average common
shares outstanding:
Basic	28,209	27,255	27,753	28,775	29,656
Diluted	28,483	27,423	27,839	28,812	29,706

Cash dividends per share	$.460	$.410	$.370	$.330	$.290

Total assets	$2,031,735	$1,215,900	$1,128,042	$1,097,455	$993,825
Long-term debt, non-current	714,027	351,068	298,148	299,170	225,256

(1)	Fiscal 2014 included net charges of approximately $39,569 (pre-tax), primarily related to acquisition-related costs, strategic cost reduction initiatives, and litigation expenses related to a legal dispute in the Funeral Home Products segment. Charges of $38,598 and $971 impacted operating profit and other deductions, respectively. In addition, fiscal 2014 included the unfavorable effect of adjustments of $1,347 to income tax expense related to non-deductible expenses related to acquisition activities.
(2)	Fiscal 2013 included net charges of approximately $14,095 (pre-tax), which primarily related to strategic cost reduction initiatives, incremental costs related to an ERP implementation in the Cemetery Products segment, acquisition-related costs and an impairment charge related to the carrying value of a trade name. The unusual charges were partially offset by a gain on the final settlement of the purchase price of the remaining ownership interest in one of the Company's subsidiaries and the benefit of adjustments to contingent consideration.
(3)	Fiscal 2012 included net charges of approximately $7,850 (pre-tax), which primarily consisted of charges related to cost reduction initiatives and incremental costs related to an ERP implementation in the Cemetery Products segment. In addition, fiscal 2012 included the favorable effect of an adjustment of $528 to income tax expense primarily related to changes in estimated tax accruals for open tax periods.
(4)	Fiscal 2011 included the favorable effect of an adjustment of $606 to income tax expense primarily related to changes in estimated tax accruals for open tax periods.
(5)	Fiscal 2010 included the favorable effect of an adjustment of $838 to income tax expense primarily related to changes in estimated tax accruals for open tax periods.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the consolidated financial statements of Matthews and related notes thereto.  In addition, see "Cautionary Statement Regarding Forward-Looking Information" included in Part I of this Annual Report on Form 10-K.

RESULTS OF OPERATIONS:

The following table sets forth sales and operating profit for the Company's Memorialization and Brand Solutions businesses for each of the last three fiscal years.

	Years Ended September 30,
	2014	2013	2012
Sales:
Memorialization	$508,420	$517,911	$492,867
Brand Solutions	598,177	467,446	407,450
Consolidated	$1,106,597	$985,357	$900,317

Operating Profit:
Memorialization	$69,306	$72,931	$63,589
Brand Solutions	13,585	22,861	29,988
Consolidated	$82,891	$95,792	$93,577

Comparison of Fiscal 2014 and Fiscal 2013:

Sales for the year ended September 30, 2014 were $1.1 billion, compared to $985.4 million for the year ended September 30, 2013.  The increase in fiscal 2014 sales principally reflected the acquisition of Schawk, Inc. ("Schawk") in July 2014, higher sales in the Company's Graphics Imaging and Marking and Fulfillment Systems segments, the incremental impact of acquisitions completed in fiscal 2013 and the impact of significant projects in the Cremation and Merchandising Solutions segments.  Consolidated sales for fiscal 2014 also reflected the benefit of favorable changes in foreign currencies against the U.S. dollar of approximately $6.2 million.

In the Memorialization businesses, Cemetery Products segment sales for fiscal 2014 were $222.0 million compared to $226.6 million for fiscal 2013.  The decrease primarily reflected lower unit volume of memorials, partially offset by higher mausoleum sales.  Sales for the Funeral Home Products segment were $234.6 million for fiscal 2014 compared to $242.8 million for fiscal 2013.  The decrease principally resulted from lower unit volume of caskets.  Based on published CDC data, the Company estimated that the number of casketed, in-ground burial deaths in the U.S. declined in fiscal 2014 compared to a year ago, which was the primary factor in the decrease in unit volume in both the Cemetery Products and Funeral Home Products segments in fiscal 2014.  Sales for the Cremation segment were $51.8 million for fiscal 2014 compared to $48.5 million a year ago.  The increase principally resulted from a large waste incineration project in Saudi Arabia, offset by lower sales volume in the segment's traditional cremator businesses.  In the Company's Brand Solutions businesses, sales for the Graphics Imaging segment in fiscal 2014 were $398.2 million, compared to $294.6 million a year ago.  The increase resulted principally from the acquisition of Schawk in July 2014 ($75.1 million), higher sales volume in the segment's principal markets, the incremental impact of the acquisition of Wetzel Holding AG, Wetzel GmbH and certain related affiliates (collectively, "Wetzel") in November 2012 and a $5.9 million favorable impact of changes in foreign currency against the U.S. dollar.  Sales for the Merchandising Solutions segment were $99.1 million for fiscal 2014, compared to $79.4 million a year ago.  The improvement was attributable to higher volume, including a significant merchandising display project during the third and fourth fiscal quarters of 2014.  Marking and Fulfillment Systems segment sales for the year ended September 30, 2014 were $100.8 million, compared to $93.5 million for fiscal 2013.  The increase resulted principally from higher sales in the U.S. and the incremental impact of the acquisition of Pyramid Control Systems ( "Pyramid") in December 2012.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS, (continued)

Gross profit for the year ended September 30, 2014 was $392.5 million, or 35.5% of sales, compared to $356.5 million, or 36.2% of sales, for fiscal 2013.  The increase in fiscal 2014 consolidated gross profit compared to fiscal 2013 reflected higher sales and the benefit of recent acquisitions, partially offset by higher material costs in the Funeral Home Products segment.  In addition, fiscal 2014 gross profit included an expense of $9.5 million for the write-off of inventory step-up value related to the Schawk acquisition.   The decrease in gross profit as a percentage of sales primarily reflected the impact of the write-off of the inventory step-up and higher material costs in the Funeral Home Products segment.

Selling and administrative expenses for the year ended September 30, 2014 were $309.6 million, or 28.0% of sales, compared to $260.7 million, or 26.5% of sales, for fiscal 2013.  Fiscal 2014 selling and administrative expenses included expenses related to acquisition activities (primarily the Schawk acquisition) of $18.2 million, the Company's strategic cost structure initiatives of $4.5 million and litigation expenses of $3.0 million related to a legal dispute in the Funeral Home Products segment.  Fiscal 2013 selling and administrative expenses included expenses of $13.6 million related to strategic cost-structure initiatives, $3.4 million related to acquisition activities, $1.8 million related to litigation-related expenses in the Funeral Home Products segment, and $2.2 million related to asset adjustments.  These fiscal 2013 expenses were partially offset by the benefit of adjustments to contingent consideration of $6.2 million and a gain of $3.0 million on the settlement of the purchase price of the remaining ownership interest in one of the Company's subsidiaries.

Operating profit for fiscal 2014 was $82.9 million, compared to $95.8 million for fiscal 2013.  Cemetery Products segment operating profit for fiscal 2014 was $36.2 million, compared to $32.6 million for fiscal 2013.  The increase in the Cemetery Products operating profit resulted principally from a decline in expenses related to the Company's strategic cost structure initiatives from $5.9 million in fiscal 2013 to $771,000 in fiscal 2014.  Excluding the impact of these expenses from both years, fiscal 2014 operating profit decreased by $1.6 million, compared to fiscal 2013 primarily reflecting lower sales.  Operating profit for the Funeral Home Products segment for fiscal 2014 was $28.0 million, compared to $37.3 million for fiscal 2013.  The decrease in Funeral Home Products segment operating profit for fiscal 2014 primarily reflected the impact of $3.1 million of expenses primarily related to strategic cost-structure initiatives and litigation expenses of $3.0 million related to a legal dispute with one of its competitors.   Fiscal 2013 Funeral Home Product segment operating profit included the impact of expenses of $3.0 million related to strategic cost-structure initiatives, litigation expenses of $1.8 million, and a $6.3 million benefit of adjustments to contingent consideration.  Excluding the impact of these items from both years, Funeral Home Products operating profit decreased $1.7 million, primarily resulting from lower sales, partially offset by the productivity benefits from strategic cost-structure initiatives.  Cremation segment operating profit for the year ended September 30, 2014 was $5.1 million, compared to $3.1 million a year ago.  The increase in operating profit reflected the impact of higher sales, and $100,000 of expenses related to strategic cost-structure initiatives in fiscal 2014, compared to $1.1 million of similar expenses in fiscal 2013.  The Graphics Imaging segment reported an operating loss of $4.6 million for fiscal 2014, compared to operating profit of $9.7 million for 2013.  The decrease in fiscal 2014 primarily reflected the impact of acquisition-related expenses of $17.8 million, the $9.5 million write-off of inventory step-up value and expenses related to strategic cost-structure initiatives of $2.9 million.  Fiscal 2013 Graphics Imaging segment operating profit included expenses of $3.2 million related to acquisition activities, $4.5 million related to strategic cost-structure initiatives and a $1.6 million impairment charge related to the carrying value of a trade name.  These fiscal 2013 expenses were partially offset by a gain of $3.0 million on the settlement of the purchase price of the remaining ownership interest in one the Company's subsidiaries.  Excluding these net charges from both years, Graphics Imaging operating profit increased $9.6 million as a result of higher sales and the acquisition of Schawk.  The Merchandising Solutions segment operating profit was $7.2 million for fiscal 2014, compared to $4.3 million for fiscal 2013.  The increase principally reflected the impact of higher sales, partially offset by a $370,000 increase in expenses related to strategic cost-structure initiatives.  Operating profit for the Marking and Fulfillment Systems segment for fiscal 2014 was $11.0 million, compared to $8.9 million a year ago.  The segment's fiscal 2014 and 2013 operating profit included expenses related to strategic cost-structure initiatives of $220,000 and $1.4 million respectively.  Excluding these expenses from both years, Marking and Fulfillment Systems segment operating profit increased $1.0 million, primarily as a result of higher sales.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS, (continued)

Investment income for the year ended September 30, 2014 was $2.1 million, compared to $2.3 million for the year ended September 30, 2013.  Interest expense for fiscal 2014 was $12.6 million, compared to $12.9 million last year.  The decrease in interest expense reflected lower interest rates, partially offset by increased debt levels in the fourth fiscal quarter of 2014 to finance the Schawk acquisition.

Other income (deductions), net, for the year ended September 30, 2014 represented a decrease in pre-tax income of $4.5 million, compared to a decrease in pre-tax income of $3.7 million in 2013.  Other income and deductions generally include banking-related fees and the impact of currency gains or losses on certain intercompany debt.  The increase in other deductions, net, principally reflected the write-off of prior deferred bank fees upon the amendment of the Company's domestic Revolving Credit Facility in conjunction with the Schawk acquisition.

The Company's effective tax rate for fiscal 2014 was 34.6%, compared to 32.7% for fiscal 2013. The increase in the fiscal 2014 effective tax rate, compared to fiscal 2013, primarily reflected the impact of non-deductible acquisition expenses in fiscal 2014. The difference between the Company's effective tax rate and the Federal statutory rate of 35.0% primarily reflected the impact of state taxes, offset by lower foreign income taxes.

Net earnings attributable to noncontrolling interests was a deduction of $646,000 for fiscal 2014, compared to income of $116,000 in fiscal 2013.  The change related principally to higher operating income recorded by the Company's less than wholly-owned operations in the U.K.

Comparison of Fiscal 2013 and Fiscal 2012:

Sales for the year ended September 30, 2013 were $985.4 million, compared to $900.3 million for the year ended September 30, 2012.  The increase in fiscal 2013 sales principally reflected higher sales in the Funeral Home Products and Merchandising Solutions segments and the benefit of acquisitions.

In the Memorialization businesses, Cemetery Products segment sales for fiscal 2013 were $226.6 million compared to $215.9 million for fiscal 2012.  The increase primarily reflected the full year impact of the acquisition of Everlasting Granite Memorial Co., Inc. ("Everlasting Granite") in May 2012.  Sales for the Funeral Home Products segment were $242.8 million for fiscal 2013 compared to $230.9 million for fiscal 2012.  The increase principally resulted from higher unit volume and an improvement in product mix.  Sales for the Cremation segment were $48.5 million for fiscal 2013 compared to $46.0 million for fiscal 2012.  The increase principally resulted from higher sales of cremation equipment in the U.S. and the benefit of a small U.K. acquisition completed in fiscal 2012, partially offset by lower international sales.  In the Company's Brand Solutions businesses, sales for the Graphics Imaging segment in fiscal 2013 were $294.6 million, compared to $259.9 million for fiscal 2012.  The increase resulted principally from the acquisition of Wetzel in November 2012, partially offset by lower sales volume in the segment's principal markets due to soft economic conditions, particularly in Europe.  Sales for the Merchandising Solutions segment were $79.4 million for fiscal 2013, compared to $73.0 million for fiscal 2012.  The improvement was attributable to an increase in sales to several large customers in fiscal 2013.  Marking and Fulfillment Systems segment sales for the year ended September 30, 2013 were $93.5 million, compared to $74.6 million for fiscal 2012.  The increase resulted principally from higher sales in the U.S. market and the acquisition of Pyramid in December 2012.

Gross profit for the year ended September 30, 2013 was $356.5 million, or 36.2% of sales, compared to $336.6 million, or 37.4% of sales, for fiscal 2012.  The increase in fiscal 2013 consolidated gross profit compared to fiscal 2012 reflected higher sales and the benefit of acquisitions, partially offset by expenses of $2.3 million related to the Company's strategic cost reduction initiatives.  Gross profit for fiscal 2012 included expenses of $3.0 million related to the Company's strategic cost reduction initiatives.  The decrease in gross profit as a percentage of sales primarily reflected lower margins in the Brand Solutions businesses.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS, (continued)

Selling and administrative expenses for the year ended September 30, 2013 were $260.7 million, or 26.5% of sales, compared to $243.0 million, or 27.0% of sales, for fiscal 2012.  The increase in selling and administrative expenses was attributable to the impacts of acquisitions and higher sales in the Funeral Home Products segment.  In addition, fiscal 2013 selling and administrative expenses included expenses of $13.6 million related to strategic cost-structure initiatives, $3.4 million related to acquisition activities, $1.8 million related to litigation-related expenses in the Funeral Home Products segment, and $2.2 million related to asset adjustments.  These expenses were partially offset by the benefit of adjustments to contingent consideration of $6.2 million and a gain of $3.0 million on the settlement of the purchase price of the remaining ownership interest in one of the Company's subsidiaries.  Selling and administrative expenses for the year ended September 30, 2012 included expenses of $5.0 million related to strategic cost-structure initiatives, $3.8 million related to acquisition activities, and $1.5 million related to asset adjustments.  These expenses were partially offset by the benefit of adjustments to contingent consideration of $3.7 million, a gain of $884,000 on the sale of a business investment and a gain of $837,000 on the settlement of the purchase price of one of the Company's subsidiaries.  The reduction in selling and administrative costs as a percent of sales was due primarily to the benefit of adjustments to contingent consideration and the Company's cost containment efforts in fiscal 2013.

Operating profit for fiscal 2013 was $95.8 million, compared to $93.6 million for fiscal 2012.  Cemetery Products segment operating profit for fiscal 2013 was $32.6 million, compared to $33.2 million for fiscal 2012.  The decrease in fiscal 2013 operating profit compared to fiscal 2012 resulted mainly from expenses related primarily to the Company's strategic cost-structure initiatives that totaled $5.9 million and $6.2 million in fiscal 2013 and fiscal 2012, respectively, and a gain of $837,000 on the settlement of the purchase price of one of the Company's subsidiaries in fiscal 2012.  Operating profit for the Funeral Home Products segment for fiscal 2013 was $37.3 million, compared to $26.5 million for fiscal 2012.  The increase in Funeral Home Products segment operating profit for fiscal 2013 primarily reflected the impact of higher sales, the benefit of improved production and distribution efficiencies, and the $6.3 million benefit of adjustments to contingent consideration. These increases were partially offset by expenses of $3.0 million related to strategic cost-structure initiatives and litigation expenses $1.8 million related to a legal dispute.  Fiscal 2012 also included $3.0 million benefit of an adjustment to contingent consideration, partially offset by expenses of $1.7 million related to strategic cost-structure initiatives.  Cremation segment operating profit for the year ended September 30, 2013 was $3.1 million, compared to $3.9 million for fiscal 2012.  Fiscal 2013 operating profit reflected the impact of higher sales in the U.S. market, partially offset by lower sales in the European and U.K. markets.  In addition, Cremation segment fiscal 2013 operating profit included expenses of $1.1 million related primarily to strategic cost-structure initiatives.  Cremation segment fiscal 2012 operating profit included expenses of $326,000 related to strategic cost-structure initiatives.  Graphics Imaging segment operating profit for fiscal 2013 was $9.7 million, compared to $14.8 million for 2012.  The decrease in fiscal 2013 reflected lower sales (excluding the Wetzel acquisition), expenses of $3.2 million related to acquisition activities and $4.5 million related to strategic cost-structure initiatives and a $1.6 million impairment charge related to the carrying value of a trade name.  The decreases were partially offset by a gain on the settlement of the purchase price of the remaining ownership interest in one of the Company's subsidiaries.  Graphics Imaging segment operating profit in fiscal 2012 included expenses of $3.8 million related to acquisition activities and $1.3 million related to strategic cost-structure initiatives, partially offset by a $740,000 benefit from an adjustment to contingent consideration and a gain of $884,000 on the sale of a business investment.  The Merchandising Solutions segment operating profit was $4.3 million for fiscal 2013, compared to $5.1 million for fiscal 2012.  The decrease principally reflected the impact of higher sales, offset by an increase in employee-related costs and expenses of $841,000 related to strategic cost-structure initiatives.  Operating profit for the Marking and Fulfillment Systems segment for fiscal 2013 was $8.9 million, compared to $10.1 million for fiscal 2012.  The decrease in Marking and Fulfillment Systems segment operating profit principally reflected the impact of expenses of $1.4 million related to strategic cost-structure initiatives, partially offset by the benefit of the Pyramid acquisition and higher sales in the U.S.

Investment income for the year ended September 30, 2013 was $2.3 million, compared to $3.9 million for the year ended September 30, 2012.  The decrease principally reflected lower rates of return on investments held in trust for certain of the Company's benefit plans.  Interest expense for fiscal 2013 was $12.9 million, compared to $11.5 million for fiscal 2012.  The increase in interest expense reflected higher average debt levels.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS, (continued)

Other income (deductions), net, for the year ended September 30, 2013 represented a decrease in pre-tax income of $3.7 million, compared to a decrease in pre-tax income of $2.1 million in 2012.  Other income and deductions generally include banking-related fees and the impact of currency gains or losses on certain intercompany debt.

The Company's effective tax rate for fiscal 2013 was 32.7%, compared to 34.2% for fiscal 2013. Fiscal 2012 included the favorable impact of adjustments totaling $528,000 in income tax expense primarily related to changes in the estimated tax accruals for open tax periods.  Excluding this adjustment from fiscal 2012, the Company's effective tax rate was 34.8%.  The decrease in the fiscal 2013 effective tax rate, compared to fiscal 2012 primarily reflected the impact of the Company's European tax structure initiatives, including the fiscal 2013 benefit of a European tax loss carryback. The difference between the Company's effective tax rate and the Federal statutory rate of 35.0% primarily reflected the impact of state taxes, offset by lower foreign income taxes.

Net earnings attributable to noncontrolling interest represented income of $116,000 for fiscal 2013, compared to income of $639,000 in fiscal 2012.  The decrease related principally to higher operating income recorded by the Company's Turkish operation in fiscal 2013.

LIQUIDITY AND CAPITAL RESOURCES:

Net cash provided by operating activities was $92.4 million for the year ended September 30, 2014, compared to $109.3 million and $83.3 million for fiscal 2013 and 2012, respectively.  Operating cash flow for fiscal 2014 principally included net income adjusted for depreciation and amortization, stock-based compensation expense, and an increase in deferred taxes, partially offset by an increase in working capital items and a cash contribution of $3.0 million to the Company's principal pension plan.  Operating cash flow for fiscal 2013 principally included net income adjusted for depreciation and amortization, stock-based compensation expense, and an increase in deferred taxes, partially offset by an increase in working capital items (primarily accounts receivable and inventory) and a cash contribution of $2.5 million to the Company's principal pension plan.  Operating cash flow for fiscal 2012 principally included net income adjusted for depreciation and amortization, stock-based compensation expense, and an increase in deferred taxes, partially offset by an increase in working capital items (primarily accounts receivable and inventory) and a cash contribution of $5.0 million to the Company's principal pension plan.

Cash used in investing activities was $411.1 million for the year ended September 30, 2014, compared to $98.6 million and $45.3 million for fiscal years 2013 and 2012, respectively.  Investing activities for fiscal 2014 primarily included payments (net of cash acquired) of $382.1 million, primarily for the Schawk acquisition, and $29.2 million for capital expenditures.  Investing activities for fiscal 2013 primarily included payments (net of cash acquired) of $74.0 million for acquisitions and $24.9 million for capital expenditures. Investing activities for fiscal 2012 primarily reflected capital expenditures of $33.2 million and payments (net of cash acquired) of $12.5 million for acquisitions.

Capital expenditures were $29.2 million for the year ended September 30, 2014, compared to $24.9 million and $33.2 million for fiscal 2013 and 2012, respectively.  Capital expenditures in fiscal 2012 were higher due to new investments in gravure equipment in Germany and Turkey and investments in information technology systems.  Capital expenditures in each of the last three fiscal years reflected reinvestments in the Company's business segments and were made primarily for the purchase of new manufacturing machinery, equipment and facilities designed to improve product quality, increase manufacturing efficiency, lower production costs and meet regulatory requirements.  Capital expenditures for the last three fiscal years were primarily financed through operating cash.

Capital spending for property, plant and equipment has averaged $29.1 million for the last three fiscal years.  Capital spending for fiscal 2015 is currently expected to be approximately $60.0 million.  The increase in fiscal 2015 expected capital spending reflects the addition of the historical capital requirements of Schawk, and additional information technology capital spending related to the Company's systems integration activities arising from the Schawk acquisition.  The Company expects to generate sufficient cash from operations to fund all anticipated capital spending projects.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS, (continued)

Cash provided by financing activities for the year ended September 30, 2014 was $338.1 million, reflecting proceeds, net of repayments, on long-term debt of $357.3 million, purchases of treasury stock of $9.9 million, payment of contingent consideration of $3.7 million, proceeds from the sale of treasury stock (stock option exercises) of $8.0 million and payment of dividends to the Company's shareholders of $13.4 million ($0.46 per share).  Cash used in financing activities for the year ended September 30, 2013 was $10.8 million, reflecting proceeds, net of repayments, on long-term debt of $33.2 million, purchases of treasury stock of $21.6 million, payment of contingent consideration of $11.3 million and payment of dividends to the Company's shareholders of $11.3 million ($0.41 per share).  Cash used in financing activities for the year ended September 30, 2012 was $41.0 million, reflecting purchases of treasury stock of $31.0 million, and payment of dividends to the Company's shareholders of $10.3 million ($0.37 per share).

The Company has a domestic Revolving Credit Facility with a syndicate of financial institutions.  In connection with the acquisition of Schawk in July 2014, the Company amended certain terms of the Revolving Credit Facility to increase the maximum amount of borrowings available under the facility from $500.0 million to $900.0 million.  Borrowings under the amended facility bear interest at LIBOR plus a factor ranging from .75% to 2.00% (1.75% at September 30, 2014) based on the Company's leverage ratio.  The leverage ratio is defined as net indebtedness divided by EBITDA (earnings before interest, taxes, depreciation and amortization).  The Company is required to pay an annual commitment fee ranging from .15% to .25% (based on the Company's leverage ratio) of the unused portion of the facility.

The Revolving Credit Facility requires the Company to maintain certain leverage and interest coverage ratios.  A portion of the facility (not to exceed $30.0 million) is available for the issuance of trade and standby letters of credit. Outstanding borrowings on the Revolving Credit Facility at September 30, 2014 and 2013 were $680.0 million and $305.0 million, respectively.  The weighted-average interest rate on outstanding borrowings at September 30, 2014 and 2013 was 2.53% and 2.81%, respectively.

The Company has entered into the following interest rate swaps:

Effective Date	Amount	Fixed Interest Rate	Interest Rate Spread at September 30, 2014	Maturity Date
October 2011	$25 million	1.67%	1.75%	October 2015
November 2011	25 million	2.13%	1.75%	November 2014
March 2012	25 million	2.44%	1.75%	March 2015
June 2012	40 million	1.88%	1.75%	June 2022
August 2012	35 million	1.74%	1.75%	June 2022
September 2012	25 million	3.03%	1.75%	December 2015
September 2012	25 million	1.24%	1.75%	March 2017
November 2012	25 million	1.33%	1.75%	November 2015
May 2014	25 million	1.35%	1.75%	May 2018

The interest rate swaps have been designated as cash flow hedges of the future variable interest payments under the Revolving Credit Facility which are considered probable of occurring.  Based on the Company's assessment, all the critical terms of each of the hedges matched the underlying terms of the hedged debt and related forecasted interest payments, and as such, these hedges were considered highly effective.

The fair value of the interest rate swaps reflected an unrealized loss, net of unrealized gains, of $330,000 ($201,000 after tax) and $908,000 ($554,000 after tax) at September 30, 2014 and 2013, respectively, that is included in equity as part of accumulated other comprehensive income.  Assuming market rates remain constant with the rates at September 30, 2014, a loss (net of tax) of approximately $905,000 included in accumulated other comprehensive income is expected to be recognized in earnings as interest expense over the next twelve months.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS, (continued)

The Company, through certain of its European subsidiaries, has a credit facility with a European bank.  The maximum amount of borrowings available under this facility is 25.0 million Euros ($31.6 million).  Outstanding borrowings under the credit facility totaled 17.5 million Euros ($22.1 million) and 22.5 million Euros ($30.4 million) at September 30, 2014 and 2013, respectively.  The weighted-average interest rate on outstanding borrowings under the facility at September 30, 2014 and 2013 was 1.35% and 1.37%, respectively.

The Company, through its German subsidiary, Saueressig GmbH & Co. KG ("Saueressig"), has several loans with various European banks.  Outstanding borrowings on these loans totaled 1.2 million Euros ($1.6 million) and 1.7 million Euros ($2.3 million) at September 30, 2014 and 2013, respectively.  The weighted-average interest rate on outstanding borrowings of Saueressig at September 30, 2014 and 2013 was 3.96% and 4.04%, respectively.

The Company, through its German subsidiary, Wetzel, has several loans with various European banks.  Outstanding borrowings under these loans totaled 2.9 million Euros ($3.6 million) and 7.4 million Euros ($10.0 million) at September 30, 2014 and 2013, respectively.  The weighted average interest rate on outstanding borrowings of Wetzel at September 30, 2014 and 2013 was 5.67% and 7.48%, respectively.

The Company, through its wholly-owned subsidiary Matthews International S.p.A., has several loans with various Italian banks.  Outstanding borrowings on these loans totaled 5.5 million Euros ($6.9 million) and 5.1 million Euros ($6.9 million) at September 30, 2014 and 2013, respectively.  Matthews International S.p.A. also has three lines of credit totaling 11.3 million Euros ($14.3 million) with the same Italian banks.  Outstanding borrowings on these lines were 4.8 million Euros ($6.1 million) and 5.6 million Euros ($7.6 million) at September 30, 2014 and 2013, respectively.  The weighted-average interest rate on outstanding Matthews International S.p.A. borrowings at September 30, 2014 and 2013 was 3.15% and 3.16%, respectively.

In September 2014, a claim seeking to draw upon a letter of credit issued by the Company approximating $14.0 million was filed with respect to a project for a customer.  Management has assessed the claim to be without merit and, based on information available as of this filing, expects that the ultimate resolution of this matter will not have a material adverse effect on Matthews' financial condition, results of operations or cash flows.

The Company has a stock repurchase program.  Under the current authorization, the Company's Board of Directors has authorized the repurchase of a total of 2,500,000 shares of Matthews' common stock under the program, of which 965,881 shares remain available for repurchase as of September 30, 2014.  The buy-back program is designed to increase shareholder value, enlarge the Company's holdings of its common stock, and add to earnings per share.  Repurchased shares may be retained in treasury, utilized for acquisitions, or reissued to employees or other purchasers, subject to the restrictions of the Company's Restated Articles of Incorporation.

At September 30, 2014, approximately $48.0 million of cash and cash equivalents were held by international subsidiaries whose undistributed earnings are considered permanently reinvested. The Company's intent is to reinvest these funds in our international operations and current plans do not demonstrate a need to repatriate them to fund U.S. operations. If the Company decides at a later date to repatriate these funds to the U.S., it would be required to provide taxes on these amounts based on the applicable U.S. tax rates net of credits for foreign taxes already paid.

Consolidated working capital was $320.6 million at September 30, 2014, compared to $219.2 million at September 30, 2013.  The increase in working capital at September 30, 2014 primarily reflected the acquisition of Schawk.  Cash and cash equivalents were $75.6 million at September 30, 2014, compared to $59.0 million at September 30, 2013.  The Company's current ratio was 2.3 and 2.2 at September 30, 2014 and 2013, respectively.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS, (continued)

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

At September 30, 2014, an accrual of approximately $4.9 million had been recorded for environmental remediation (of which $1.1 million was classified in other current liabilities), representing management's best estimate of the probable and reasonably estimable costs of the Company's known remediation obligations.  The accrual, which reflects previously established reserves assumed with the acquisition of York and additional reserves recorded as a purchase accounting adjustment, does not consider the effects of inflation and anticipated expenditures are not discounted to their present value.  Changes in the accrued environmental remediation obligation from the prior fiscal year reflect payments charged against the accrual.

While final resolution of these contingencies could result in costs different than current accruals, management believes the ultimate outcome will not have a significant effect on the Company's consolidated results of operations or financial position.

ACQUISITIONS:

Fiscal 2014

On July 29, 2014, the Company acquired Schawk, a leading global brand development, activation and brand deployment company, headquartered in Des Plaines, Illinois.    Under the terms of the transaction, Schawk shareholders received $11.80 cash and 0.20582 shares of Matthews' common stock for each Schawk share held.  Based on the closing price of Matthews' stock on July 28, 2014, the transaction represented an implied price of $20.74 per share and a total enterprise value (which included net outstanding debt, net of cash acquired) of $616.7 million.  Schawk provides comprehensive brand development and brand deployment services to clients primarily in the consumer packaged goods, retail and life sciences markets.  Schawk creates and sells its clients' brands, produces brand assets and protects brand equities to help drive brand performance.  Schawk currently delivers its services through more than 155 locations in over 20 countries across North and South America, Europe, Asia and Australia.

Fiscal 2013:

Acquisition spending, net of cash acquired, during the year ended September 30, 2013 totaled $74.0 million.  The acquisitions were not individually significant to the Company's consolidated financial position or results of operations, and primarily included the following:

In March 2013, the Company completed the purchase of the remaining 38.5% interest in Kroma, completing the option arrangement in connection with the July 2011 acquisition of a 61.5% interest in Kroma.

In December 2012, the Company acquired Pyramid, a provider of warehouse control systems and conveyor control solutions for distribution centers.  The acquisition is designed to expand Matthews' fulfillment products and services in the warehouse management market.  The initial purchase price for the transaction was $26.2 million, plus additional consideration of $3.7 million paid in fiscal 2014 based on operating results.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS, (continued)

In November 2012, the Company acquired Wetzel, a leading European provider of pre-press services and gravure printing forms, with manufacturing operations in Germany and Poland.  Wetzel's products and services are sold primary within Europe, and the acquisition is designed to expand Matthews' products and services in the global graphics imaging market.  The purchase price for Wetzel was 42.6 million Euros ($54.7 million) on a cash-free, debt-free basis.

The Company has completed the allocation of purchase price for all fiscal 2013 acquisitions.

Fiscal 2012:

In May 2012, the Company acquired Everlasting Granite, a supplier of granite memorials, columbariums and private mausoleum estates. The transaction is intended to expand the Company's presence and product breadth in the granite memorial business.

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

With respect to fiscal 2015, the Company expects to devote a significant level of effort to the integration of Schawk.  Due to the size of this acquisition and the projected synergy benefits from integration, this effort is anticipated to continue for an extended period of time.  The costs associated with this integration, and acquisition-related step-up expense, will impact the Company's operating results for fiscal 2015.  Consistent with its practice, the Company plans to identify these costs on a quarterly basis as incurred.

Beginning October 1, 2014, the Company realigned its operations into three reporting segments, SGK Brand Solutions, Memorialization and Industrial. The SGK Brand Solutions segment is comprised of the graphics imaging business, including Schawk, and the merchandising solutions operations. The Memorialization segment is comprised of the Company's cemetery products, funeral home products and cremation operations. The Industrial segment is comprised of the Company's marking and automation products and fulfillment systems.

SUBSEQUENT EVENT:

On November 17, 2014, the Company entered into a Release, Settlement Agreement, and Covenant Not To Sue (the "Settlement Agreement"), which concludes litigation arising out of allegations initiated against Harry Pontone, Scott Pontone, Pontone Casket Company and Batesville Casket Company ("Batesville"). Under the terms of the Settlement Agreement, Batesville will pay $17.0 million in one lump sum payment to the Company and an additional $1.75 million for attorney fees of Harry and Scott Pontone, for a total settlement value of $18.75 million. The Settlement Agreement contains customary mutual releases of claims.

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

The Company's significant accounting policies are included in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.  Management believes that the application of these policies on a consistent basis enables the Company to provide useful and reliable financial information about the Company's operating results and financial condition.  The following accounting policies involve significant estimates, which were considered critical to the preparation of the Company's consolidated financial statements for the year ended September 30, 2014.

ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS, (continued)

Trade Receivables and Allowance for Doubtful Accounts:

Trade receivables are carried at their estimated collectible amounts. Trade credit is generally extended on a short-term basis; thus trade receivables do not bear interest, although a finance charge may be applied to such receivables that are more than 30 days past due. The allowance for doubtful accounts is based on an evaluation of specific customer accounts for which available facts and circumstances indicate collectability may be uncertain.  In addition, the allowance includes a reserve for all customers based on historical collection experience.

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

Goodwill is not amortized, but is subject to periodic review for impairment.  In general, when the carrying value of a reporting unit exceeds its implied fair value, an impairment loss must be recognized.  For purposes of testing for impairment, the Company uses a combination of valuation techniques, including discounted cash flows.  Intangible assets are amortized over their estimated useful lives, unless such lives are considered to be indefinite.  A significant decline in cash flows generated from these assets may result in a write-down of the carrying values of the related assets.  The Company performed its annual impairment reviews in the second quarters of fiscal 2014, 2013 and 2012 and determined that no adjustments to the carrying values of goodwill were necessary at those times.  Recent economic conditions in Europe have unfavorably impacted the operating results of the Graphics Imaging business.  For the Graphics Imaging reporting unit, the estimated fair value exceeded its carrying value by less than 10%, resulting in no goodwill impairment for the unit.  While the Graphics Imaging reporting unit passed the first step of the impairment test, if its operating profits or another significant assumption were to deteriorate in the future, it could adversely affect the estimated fair value of the reporting unit.  Factors that could have a negative impact on the estimated fair value of the Graphics Imaging reporting unit include a further delay in the recovery of the European market, continued pricing pressure, declines in expected volumes, and an increase in discount rates.  If the Company is unsuccessful in its plans to recover the profitability of this business, the estimated fair value could decline and lead to a potential goodwill impairment in the future.

The Carrying amount of trade names with indefinite lives as of September 30, 2014 and 2013 totaled $142.5 million and $22.9 million, respectively.  The carrying amount as of September 30, 2014 includes $119.7 million related to the acquisition of Schawk in July 2014.  These trade names are tested for impairment annually in the second quarter.  Matthews performed a quantitative impairment evaluation of its trade names for 2014, and the test indicated the trade names were not impaired.

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

ITEM 7.          MANAGEMENT'S DISCUSSION AND ANALYSIS, (continued)

The Company's principal pension plan maintains a substantial portion of its assets in equity securities in accordance with the investment policy established by the Company's pension board.  Based on an analysis of the historical performance of the plan's assets and information provided by its independent investment advisor, the Company set the long-term rate of return assumption for these assets at 7.75% at September 30, 2014 for purposes of determining pension cost and funded status.   The Company's discount rate assumption used in determining the present value of the projected benefit obligation is based upon published indices as of September 30, 2014 and September 30, 2013 for the fiscal year end valuation. The discount rate was 4.25%, 5.00% and 4.00% in fiscal 2014, 2013 and 2012, respectively.

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

Revenue Recognition:

Revenues are generally recognized when title, ownership, and risk of loss pass to the customer, which is typically at the time of product shipment and is based on the applicable shipping terms.  The shipping terms vary across all businesses and depend on the product and customer.

For pre-need sales of memorials and vases, revenue is recognized when the memorial has been manufactured to the customer's specifications (e.g., name and birth date), title has been transferred to the customer and the memorial and vase are placed in storage for future delivery.  A liability has been recorded for the estimated costs of finishing pre-need bronze memorials and vases that have been manufactured and placed in storage prior to July 1, 2003 for future delivery.  Beginning July 1, 2003, revenue is deferred by the Company on the portion of pre-need sales attributable to the final finishing and storage of the pre-need merchandise.  Deferred revenue for final finishing is recognized at the time the pre-need merchandise is finished and shipped to the customer.  Deferred revenue related to storage is recognized on a straight-line basis over the estimated average time that pre-need merchandise is held in storage.  At September 30, 2014, the Company held 319,134 memorials and 224,204 vases in its storage facilities under the pre-need sales program.

Revenues from mausoleum construction and significant engineering projects, including certain cremation units, are recognized under the percentage-of-completion method of accounting using the cost-to-cost basis for measuring progress toward completion.  As work is performed under contracts, estimates of the costs to complete are regularly reviewed and updated.  As changes in estimates of total costs at completion on projects are identified, appropriate earnings adjustments are recorded using the cumulative catch-up method.  Provisions for estimated losses on uncompleted contracts are recorded during the period in which such losses become evident.

Revenues from brand development and deployment services are recognized using the completed performance method, which is typically when the customer receives the final deliverable.  For arrangements with customer acceptance provisions, revenue is recognized when the customer approves the final deliverable.

ITEM 7.                          MANAGEMENT'S DISCUSSION AND ANALYSIS, (continued)

LONG-TERM CONTRACTUAL OBLIGATIONS AND COMMITMENTS:

The following table summarizes the Company's contractual obligations at September 30, 2014, and the effect such obligations are expected to have on its liquidity and cash flows in future periods.

	Payments due in fiscal year:
					After
	Total	2015	2016 to 2017	2018 to 2019	2020
Contractual Cash Obligations:	(Dollar amounts in thousands)
Revolving credit facility	$702,055	$-	$22,055	$680,000	$-
Notes payable to banks	13,315	6,674	6,115	526	-
Short-term borrowings	6,410	6,410	-	-	-
Capital lease obligations	9,167	2,400	2,154	773	3,840
Pension withdrawal liability	38,645	1,973	3,946	3,946	28,780
Non-cancelable operating leases	65,067	21,410	27,199	11,894	4,564
Total contractual cash obligations	$834,659	$38,867	$61,469	$697,139	$37,184

A significant portion of the loans included in the table above bear interest at variable rates.  At September 30, 2014, the weighted-average interest rate was 2.53% on the Company's domestic Revolving Credit Facility, 1.35% on the credit facility through the Company's European subsidiaries, 3.96% on bank loans to its wholly-owned subsidiary, Saueressig, 5.67% on bank loans to its wholly-owned subsidiary, Wetzel, and 3.15% on bank loans to the Company's wholly-owned subsidiary, Matthews International S.p.A.

Benefit payments under the Company's principal retirement plan are made from plan assets, while benefit payments under the supplemental retirement plan and postretirement benefit plan are funded from the Company's operating cash. Under I.R.S. regulations, the Company was not required to make any significant contributions to its principal retirement plan in fiscal 2014, however, in fiscal 2014, the Company made a contribution of $3.0 million to its principal retirement plan.

The Company is not required to make any significant cash contributions to its principal retirement plan in fiscal 2015.  The Company estimates that benefit payments to participants under its retirement plans (including its supplemental retirement plan) and postretirement benefit payments will be approximately $7.7 million and $1.0 million, respectively, in fiscal 2015.  The amounts are expected to increase incrementally each year thereafter, to $9.6 million and $1.3 million, respectively, in 2019.  The Company believes that its current liquidity sources, combined with its operating cash flow and borrowing capacity, will be sufficient to meet its capital needs for the foreseeable future.

Unrecognized tax benefits are positions taken, or expected to be taken, on an income tax return that may result in additional payments to tax authorities.  If a tax authority agrees with the tax position taken, or expected to be taken, or the applicable statute of limitations expires, then additional payments will not be necessary.  As of September 30, 2014, the Company had unrecognized tax benefits, excluding penalties and interest, of approximately $4.3 million.  The timing of potential future payments related to the unrecognized tax benefits is not presently determinable.

INFLATION:

Except for the volatility in the cost of bronze ingot, steel, wood and fuel (see "Results of Operations"), inflation has not had a material impact on the Company over the past three years nor is it anticipated to have a material impact for the foreseeable future.

ITEM 7.                          MANAGEMENT'S DISCUSSION AND ANALYSIS, (continued)

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

In June 2014, the Financial Accounting Standards Board ("FASB") issued new guidance on the accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period.  This guidance is effective for Matthews beginning January 1, 2016 and will not have a material impact on the Company's consolidated financial statements.

In May 2014, the FASB issued Accounting Standards Update (ASU) 2014-09, "Revenue from Contracts with Customers: Topic 606". This ASU replaces nearly all existing U.S. GAAP guidance on revenue recognition. The standard prescribes a five-step model for recognizing revenue, the application of which will require significant judgment. This standard is effective for Matthews beginning October 1, 2017. The Company is in the process of assessing the impact the adoption of this ASU will have on its consolidated financial statements.

In January 2014, the FASB issued new guidance on accounting for certain receive-variable, pay-fixed interest rate swaps.  This guidance provides companies with a practical expedient to qualify for cash flow hedge accounting.  The guidance is effective for Matthews beginning in fiscal 2015, and will not have a material impact on the Company's consolidated financial statements.

In July 2013, the FASB issued new guidance on the presentation in the financial statements of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance takes into account these losses and carryfowards as well as the intended or likelihood of use of the unrecognized tax benefit in determining the balance sheet classification as an asset or liability. This guidance was effective for Matthews beginning January 1, 2014 and did not have a material impact.

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

Interest Rates - The Company's most significant long-term debt instrument is the domestic Revolving Credit Facility, which bears interest at variable rates based on LIBOR.

The Company has entered into the following interest rate swaps:
Effective Date	Amount	Fixed Interest Rate	Interest Rate Spread at September 30, 2014	Maturity Date
October 2011	$25 million	1.67%	1.75%	October 2015
November 2011	25 million	2.13%	1.75%	November 2014
March 2012	25 million	2.44%	1.75%	March 2015
June 2012	40 million	1.88%	1.75%	June 2022
August 2012	35 million	1.74%	1.75%	June 2022
September 2012	25 million	3.03%	1.75%	December 2015
September 2012	25 million	1.24%	1.75%	March 2017
November 2012	25 million	1.33%	1.75%	November 2015
May 2014	25 million	1.35%	1.75%	May 2018

The interest rate swaps have been designated as cash flow hedges of the future variable interest payments under the Revolving Credit Facility which are considered probable of occurring.  Based on the Company's assessment, all the critical terms of each of the hedges matched the underlying terms of the hedged debt and related forecasted interest payments, and as such, these hedges were considered highly effective.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK, (continued)

The fair value of the interest rate swaps reflected an unrealized gain, net of unrealized losses, of $330,000 ($201,000 after tax) at September 30, 2014 that is included in equity as part of accumulated other comprehensive income.  A decrease of 10% in market interest rates (e.g. a decrease from 5.0% to 4.5%) would result in an increase of approximately $500,000 in the fair value liability of the interest rate swaps.

Commodity Price Risks - In the normal course of business, the Company is exposed to commodity price fluctuations related to the purchases of certain materials and supplies (such as bronze ingot, steel, fuel and wood) used in its manufacturing operations. The Company obtains competitive prices for materials and supplies when available.  In addition, based on competitive market conditions and to the extent that the Company has established pricing terms with customers through contracts or similar arrangements, the Company's ability to immediately increase the price of its products to offset the increased costs may be limited.

Foreign Currency Exchange Rates - The Company is subject to changes in various foreign currency exchange rates, primarily including the Euro, British Pound, Canadian Dollar, Australian Dollar, Swedish Krona, Chinese Yuan, Hong Kong Dollar, Polish Zloty, Turkish Lira, Indian Rupee and Malaysian Ringgit in the conversion from local currencies to the U.S. dollar of the reported financial position and operating results of its non-U.S. based subsidiaries.  An adverse change (strengthening dollar) of 10% in exchange rates would have resulted in a decrease in reported sales of $45.5 million and a decrease in reported operating income of $1.2 million for the year ended September 30, 2014.

Actuarial Assumptions - The most significant actuarial assumptions affecting pension expense and pension obligations include the valuation of retirement plan assets, the discount rate and the estimated return on plan assets.  The estimated return on plan assets is currently based upon projections provided by the Company's independent investment advisor, considering the investment policy of the plan and the plan's asset allocation.  The fair value of plan assets and discount rate are "point-in-time" measures, and the recent volatility of the debt and equity markets makes estimating future changes in fair value of plan assets and discount rates more challenging.  The following table summarizes the impact on the September 30, 2014 actuarial valuations of changes in the primary assumptions affecting the Company's retirement plans and supplemental retirement plan.

	Impact of Changes in Actuarial Assumptions
	Change in Discount Rate		Change in Expected Return		Change in Market Value of Assets
	+1%	-1%	+1%	-1%	+5%	-5%
	(Dollar amounts in thousands)
Increase (decrease) in net benefit cost	$ (3,399)	$ 4,319	$(1,286)	$1,286	$(1,320)	$1,320

Increase (decrease) in projected benefit obligation	(27,816)	35,433	-	-	-	-

Increase (decrease) in funded status	27,816	(35,433)	-	-	6,588	(6,588)

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Description	Pages

Management's Report to Shareholders	35

Report of Independent Registered Public Accounting Firm	36-37

Financial Statements:

Consolidated Balance Sheets as of September 30, 2014 and 2013	38-39

Consolidated Statements of Income for the years ended September 30, 2014, 2013 and 2012	40

Consolidated Statements of Comprehensive Income for the years ended September 30, 2014, 2013 and 2012	41

Consolidated Statements of Shareholders' Equity for the years ended September 30, 2014, 2013 and 2012	42

Consolidated Statements of Cash Flows for the years ended September 30, 2014, 2013 and 2012	43

Notes to Consolidated Financial Statements	44-72

Supplementary Financial Information (unaudited)	73

Financial Statement Schedule – Schedule II-Valuation and Qualifying
Accounts for the years ended September 30, 2014, 2013 and 2012	74

MANAGEMENT'S REPORT TO SHAREHOLDERS

To the Shareholders and Board of Directors of
Matthews International Corporation:

Management's Report on Financial Statements

The accompanying consolidated financial statements of Matthews International Corporation and its subsidiaries (collectively, the "Company") were prepared by management, which is responsible for their integrity and objectivity. The statements were prepared in accordance with generally accepted accounting principles and include amounts that are based on management's best judgments and estimates. The other financial information included in this Annual Report on Form 10-K is consistent with that in the financial statements.

Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. In order to evaluate the effectiveness of internal control over financial reporting management has conducted an assessment using the criteria in Internal Control – Integrated Framework (1992), issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). The Company's internal controls over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Schawk, Inc. and its subsidiaries (collectively, "Schawk") have been excluded from management's assessment of internal control over financial reporting as of September 30, 2014, because it was acquired by the Company in a purchase business combination in July 2014.  Schawk is a 100% owned subsidiary whose total assets and total sales represent approximately 9% and 7%, respectively, of the related consolidated financial statement amounts of the Company as of and for the year ended September 30, 2014.

Based on its assessment, management has concluded that the Company maintained effective internal control over financial reporting as of September 30, 2014, based on criteria in Internal Control – Integrated Framework (1992) issued by the COSO. The effectiveness of the Company's internal control over financial reporting as of September 30, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Management's Certifications

The certifications of the Company's Chief Executive Officer and Chief Financial Officer required by the Sarbanes-Oxley Act have been included as Exhibits 31 and 32 in the Company's Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
   Matthews International Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Matthews International Corporation and its subsidiaries at September 30, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2014 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 8.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (continued)

As described in "Management's Report to Shareholders", management has excluded Schawk, Inc. ("Schawk") from its assessment of internal control over financial reporting as of September 30, 2014 because it was acquired by the Company in a purchase business combination in July 2014.  We have also excluded Schawk from our audit of internal control over financial reporting.  Schawk is a 100% owned subsidiary whose total assets and total sales represent approximately 9% and 7%, respectively, of the related consolidated financial statement amounts of the Company as of and for the year ended September 30, 2014.

/s/PricewaterhouseCoopers LLP

Pittsburgh, Pennsylvania
November 25, 2014

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
September 30, 2014 and 2013
(Dollar amounts in thousands, except per share data)

ASSETS	2014	2013
Current assets:
Cash and cash equivalents	$75,604	$58,959
Accounts receivable, net of allowance for doubtful accounts of $10,937 and $10,009, respectively	282,730	177,623
Inventories	152,842	129,811
Deferred income taxes	13,283	9,826
Other current assets	49,456	30,736

Total current assets	573,915	406,955

Investments	23,130	22,288

Property, plant and equipment, net	209,315	180,731

Deferred income taxes	4,019	1,871

Other assets	20,027	14,402

Goodwill	819,467	524,551

Other intangible assets, net	381,862	65,102

Total assets	$2,031,735	$1,215,900

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS, continued
September 30, 2014 and 2013
(Dollar amounts in thousands, except per share data)

LIABILITIES AND SHAREHOLDERS' EQUITY	2014	2013
Current liabilities:
Long-term debt, current maturities	$15,228	$23,587
Trade accounts payable	72,040	45,232
Accrued compensation	60,690	41,916
Accrued income taxes	7,079	5,910
Deferred income taxes	235	-
Other current liabilities	98,011	71,139
Total current liabilities	253,283	187,784

Long-term debt	714,027	351,068

Accrued pension	78,550	61,642

Postretirement benefits	20,351	17,956

Deferred income taxes	129,335	20,332

Other liabilities	53,296	24,188
Total liabilities	1,248,842	662,970

Shareholders' equity-Matthews:
Class A common stock, $1.00 par value; authorized 70,000,000 shares; 36,333,992 shares issued	36,334	36,334
Preferred stock, $100 par value, authorized 10,000 shares, none issued	-	-
Additional paid-in capital	113,225	47,315
Retained earnings	806,040	775,762
Accumulated other comprehensive loss	(66,817)	(26,940)
Treasury stock, 3,454,127 and 9,083,910 shares, respectively, at cost	(109,950)	(283,006)
Total shareholders' equity-Matthews	778,832	549,465
Noncontrolling interests	4,061	3,465
Total shareholders' equity	782,893	552,930

Total liabilities and shareholders' equity	$2,031,735	$1,215,900

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
for the years ended September 30, 2014, 2013 and 2012
(Dollar amounts in thousands, except per share data)

	2014	2013	2012
Sales	$1,106,597	$985,357	$900,317
Cost of sales	(714,101)	(628,839)	(563,747)

Gross profit	392,496	356,518	336,570

Selling expense	(117,905)	(105,963)	(103,659)
Administrative expense	(191,700)	(154,763)	(139,334)

Operating profit	82,891	95,792	93,577

Investment income	2,063	2,284	3,891
Interest expense	(12,628)	(12,925)	(11,476)
Other income (deductions), net	(4,530)	(3,715)	(2,071)

Income before income taxes	67,796	81,436	83,921

Income taxes	(23,476)	(26,664)	(28,717)

Net income	44,320	54,772	55,204

Net (income) loss attributable to noncontrolling interests	(646)	116	639

Net income attributable to Matthews shareholders	$43,674	$54,888	$55,843

Earnings per share attributable to Matthews shareholders:

Basic	$1.54	$1.99	$1.98

Diluted	$1.53	$1.98	$1.98

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
for the years ended September 30, 2014, 2013 and 2012
(Dollar amounts in thousands, except per share data)

	Year Ended September 30, 2012
	Matthews	Noncontrolling Interest	Total

Net income (loss)	$55,843	$(639)	$55,204
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(1,895)	(29)	(1,924)
Pension plans and other postretirement benefits	(3,327)	-	(3,327)
Unrecognized gain (loss) on derivatives:
Net change from periodic revaluation	(3,288)	-	(3,288)
Net amount reclassified to earnings	2,085	-	2,085
Net change in unrecognized gain (loss) on derivatives	(1,203)	-	(1,203)
Other comprehensive income (loss), net of tax	(6,425)	(29)	(6,454)
Comprehensive income (loss)	$49,418	$(668)	$48,750

	Year Ended September 30, 2013
	Matthews	Noncontrolling Interest	Total

Net income (loss)	$54,888	$(116)	$54,772
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	3,779	82	3,861
Pension plans and other postretirement benefits	29,347	-	29,347
Unrecognized gain (loss) on derivatives:
Net change from periodic revaluation	2,474	-	2,474
Net amount reclassified to earnings	2,543	-	2,543
Net change in unrecognized gain (loss) on derivatives	5,017	-	5,017
Other comprehensive income (loss), net of tax	38,143	82	38,225
Comprehensive income (loss)	$93,031	$(34)	$92,997

	Year Ended September 30, 2014
	Matthews	Noncontrolling Interest	Total

Net income (loss)	$43,674	$646	$44,320
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(31,081)	115	(30,966)
Pension plans and other postretirement benefits	(9,551)	-	(9,551)
Unrecognized gain (loss) on derivatives:
Net change from periodic revaluation	(1,879)	-	(1,879)
Net amount reclassified to earnings	2,634	-	2,634
Net change in unrecognized gain (loss) on derivatives	755	-	755
Other comprehensive income (loss), net of tax	(39,877)	115	(39,762)
Comprehensive income (loss)	$3,797	$761	$4,558

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
for the years ended September 30, 2014, 2013 and 2012
(Dollar amounts in thousands, except per share data)

				Accumulated
				Other
		Additional		Comprehensive		Non-
	Common	Paid-in	Retained	Income (Loss)	Treasury	controlling
	Stock	Capital	Earnings	(net of tax)	Stock	interests	Total
Balance, September 30, 2011	$36,334	$48,554	$681,658	$(58,658)	$(243,246)	$3,451	$468,093
Net income	-	-	55,843	-	-	(639)	55,204
Minimum pension liability	-	-	-	(3,327)	-	-	(3,327)
Translation adjustment	-	-	-	(1,895)	-	(29)	(1,924)
Fair value of derivatives	-	-	-	(1,203)	-	-	(1,203)
Total comprehensive income							48,750
Stock-based compensation	-	5,472	-	-	-	-	5,472
Purchase of 1,015,879 shares
of treasury stock	-	-	-	-	(31,017)	-	(31,017)
Issuance of 196,076 shares of treasury stock	-	(6,426)	-	-	6,057	-	(369)
Cancellations of 7,931 shares
of treasury stock	-	293	-	-	(293)	-	-
Dividends, $.37 per share	-	-	(10,325)	-	-	-	(10,325)
Distribution to noncontrolling interests	-	-	-	-	-	(170)	(170)
Balance, September 30, 2012	36,334	47,893	727,176	(65,083)	(268,499)	2,613	480,434
Net income	-	-	54,888	-	-	(116)	54,772
Minimum pension liability	-	-	-	29,347	-	-	29,347
Translation adjustment	-	-	-	3,779	-	82	3,861
Fair value of derivatives	-	-	-	5,017	-	-	5,017
Total comprehensive income							92,997
Stock-based compensation	-	5,562	-	-	-	-	5,562
Purchase of 619,981 shares of treasury stock	-	-	-	-	(21,622)	-	(21,622)
Issuance of 295,079 shares of treasury stock	-	(8,125)	-	-	9,100	-	975
Cancellation of 47,084 shares
of treasury stock	-	1,985	-	-	(1,985)	-	-
Dividends, $.41 per share	-	-	(11,282)	-	-	-	(11,282)
Distribution to noncontrolling interests	-	-	-	-	-	(767)	(767)
Arrangement-noncontrolling interest	-	-	4,980	-	-	1,653	6,633
Balance, September 30, 2013	36,334	47,315	775,762	(26,940)	(283,006)	3,465	552,930
Net income	-	-	43,674	-	-	646	44,320
Minimum pension liability	-	-	-	(9,551)	-	-	(9,551)
Translation adjustment	-	-	-	(31,081)	-	115	(30,966)
Fair value of derivatives	-	-	-	755	-	-	755
Total comprehensive income							4,558
Stock-based compensation	-	6,812	-	-	-	-	6,812
Purchase of 228,789 shares treasury stock	-	-	-	-	(9,905)	-	(9,905)
Issuance of 5,936,169 shares treasury stock	-	55,942	-	-	186,117	-	242,059
Cancellations of 77,597 shares
of treasury stock		3,156	-	-	(3,156)	-	-
Dividends, $.46 per share	-	-	(13,396)	-	-	-	(13,396)
Distribution to noncontrolling interests	-	-	-	-	-	(165)	(165)
Balance, September 30, 2014	$36,334	$113,225	$806,040	$(66,817)	$(109,950)	$4,061	$782,893

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended September 30, 2014, 2013 and 2012
(Dollar amounts in thousands, except per share data)

	2014	2013	2012
Cash flows from operating activities:
Net income	$44,320	$54,772	$55,204
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42,864	37,865	28,821
Stock-based compensation expense	6,812	5,562	5,472
Increase in deferred taxes	5,893	3,812	6,050
Gain on sale of assets	(228)	(347)	(2,418)
Gain on sale of investment	(1,064)	(1,666)	(2,839)
Changes in working capital items	(6,165)	(3,003)	(16,403)
Decrease in other assets	944	1,628	4,456
(Decrease) increase in other liabilities	(3,568)	2,789	(3,854)
Increase in pension and postretirement benefit obligations	3,755	11,839	7,634
Other, net	(1,164)	(3,925)	1,203
Net cash provided by operating activities	92,399	109,326	83,326
Cash flows from investing activities:
Capital expenditures	(29,237)	(24,924)	(33,236)
Acquisitions, net of cash acquired	(382,104)	(73,959)	(12,541)
Proceeds from sale of assets	262	252	1,461
Purchases of investment securities	-	-	(958)
Proceeds from dispositions of investments	-	-	-
Net cash used in investing activities	(411,079)	(98,631)	(45,274)
Cash flows from financing activities:
Proceeds from long-term debt	415,709	116,482	53,330
Payments on long-term debt	(58,431)	(83,293)	(53,056)
Payment on contingent consideration	(3,703)	(11,315)	-
Purchases of treasury stock	(9,905)	(21,622)	(31,017)
Proceeds from the sale of treasury stock	7,951	974	267
Dividends	(13,396)	(11,282)	(10,325)
Distributions to noncontrolling interests	(165)	(767)	(170)
Net cash provided by (used in) financing activities	338,060	(10,823)	(40,971)
Effect of exchange rate changes on cash	(2,735)	828	(484)
Net change in cash and cash equivalents	16,645	700	(3,403)
Cash and cash equivalents at beginning of year	58,959	58,259	61,662
Cash and cash equivalents at end of year	$75,604	$58,959	$58,259

Cash paid during the year for:
Interest	$12,570	$13,059	$11,464
Income taxes	16,177	29,428	22,765

Non-cash investing and financing activities:
Acquisition of equipment under capital lease	$949	$1,276	$1,125

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

1.	NATURE OF OPERATIONS:

Matthews International Corporation ("Matthews" or the "Company"), founded in 1850 and incorporated in Pennsylvania in 1902, is a designer, manufacturer and marketer principally of memorialization products and brand solutions.  Memorialization products consist primarily of bronze and granite memorials and other memorialization products, caskets and cremation equipment for the cemetery and funeral home industries.  Brand solutions include graphics imaging products and services, merchandising solutions, and marking and fulfillment systems products.  The Company's products and operations are comprised of six business segments:  Cemetery Products, Funeral Home Products, Cremation, Graphics Imaging, Merchandising Solutions, and Marking and Fulfillment Systems.  The Cemetery Products segment is a leading manufacturer of cast bronze and granite memorials and other memorialization products, cast and etched architectural products and is a leading builder of mausoleums in the United States.  The Funeral Home Products segment is a leading casket manufacturer and distributor in North America and produces a wide variety of wood, metal and cremation caskets.  The Cremation segment is a leading designer and manufacturer of cremation equipment in North America and Europe. The Graphics Imaging segment provides brand development, brand management, printing plates, gravure cylinders, pre-media services and imaging services for consumer packaged goods and retail customers, and the primary packaging and corrugated industries.  At September 30, 2014, the Graphics Imaging segment included the acquisition of Schawk, Inc. ("Schawk"), a global brand development, activation and deployment company, in July 2014.  The Merchandising Solutions segment designs and manufactures merchandising displays and systems and provides creative merchandising and marketing solutions services.  The Marking and Fulfillment Systems segment designs, manufactures and distributes a wide range of marking and coding equipment and consumables, industrial automation products and order fulfillment systems for identifying, tracking, picking and conveying consumer and industrial products.

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

Foreign Currency:

The functional currency of the Company's foreign subsidiaries is the local currency.  Balance sheet accounts for foreign subsidiaries are translated into U.S. dollars at exchange rates in effect at the consolidated balance sheet date.  Gains or losses that result from this process are recorded in accumulated other comprehensive income (loss).  The revenue and expense accounts of foreign subsidiaries are translated into U.S. dollars at the average exchange rates that prevailed during the period. Gains and losses from foreign currency transactions are recorded in other income (deductions), net.

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

Trade Receivables and Allowance for Doubtful Accounts:

Trade receivables are carried at their estimated collectible amounts. Trade credit is generally extended on a short-term basis; thus trade receivables do not bear interest, although a finance charge may be applied to such receivables that are more than 30 days past due. The allowance for doubtful accounts is based on an evaluation of specific customer accounts for which available facts and circumstances indicate collectability may be uncertain.  In addition, the allowance includes a reserve for all customers based on historical collection experience.

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

Goodwill and Other Intangible Assets:

Goodwill and intangible assets with indefinite lives are not amortized but are subject to annual review for impairment.  Other intangible assets are amortized over their estimated useful lives, ranging from 2 to 20 years. In general, when the carrying value of a reporting unit exceeds its implied fair value, an impairment loss must be recognized.  For purposes of testing for impairment, the Company uses a combination of valuation techniques, including discounted cash flows.  A significant decline in cash flows generated from these assets may result in a write-down of the carrying values of the related assets.  For purposes of testing indefinite–lived intangible assets, the Company uses a relief from royalty method.

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

Revenue Recognition:

Revenues are generally recognized when title, ownership, and risk of loss pass to the customer, which is typically at the time of product shipment and is based on the applicable shipping terms.  The shipping terms vary across all businesses and depend on the product and customer.

For pre-need sales of memorials and vases, revenue is recognized when the memorial has been manufactured to the customer's specifications (e.g., name and birth date), title has been transferred to the customer and the memorial and vase are placed in storage for future delivery.  A liability has been recorded for the estimated costs of finishing pre-need bronze memorials and vases that have been manufactured and placed in storage prior to July 1, 2003 for future delivery.  Beginning July 1, 2003, revenue is deferred by the Company on the portion of pre-need sales attributable to the final finishing and storage of the pre-need merchandise.  Deferred revenue for final finishing is recognized at the time the pre-need merchandise is finished and shipped to the customer.  Deferred revenue related to storage is recognized on a straight-line basis over the estimated average time that pre-need merchandise is held in storage.  At September 30, 2014, the Company held 319,134 memorials and 224,204 vases in its storage facilities under the pre-need sales program.

Revenues from mausoleum construction and significant engineering projects, including certain cremation units, are recognized under the percentage-of-completion method of accounting using the cost-to-cost basis for measuring progress toward completion.  As work is performed under contracts, estimates of the costs to complete are regularly reviewed and updated.  As changes in estimates of total costs at completion on projects are identified, appropriate earnings adjustments are recorded using the cumulative catch-up method.  Provisions for estimated losses on uncompleted contracts are recorded during the period in which such losses become evident.

Revenues from brand development and deployment services are recognized using the completed performance method, which is typically when the customer receives the final deliverable.  For arrangements with customer acceptance provisions, revenue is recognized when the customer approves the final deliverable.

Share-Based Payment:

Stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the employee requisite service period.  A binomial lattice model is utilized to determine the fair value of awards that have vesting conditions based on market targets.

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

Research and Development Expenses:

Research and development costs are expensed as incurred and were approximately $7,814, $11,449 and $9,274 for the years ended September 30, 2014, 2013 and 2012, respectively.

Earnings Per Share:

Basic earnings per share is computed by dividing net income by the average number of common shares outstanding.  Diluted earnings per share is computed using the treasury stock method, which assumes the issuance of common stock for all dilutive securities.

Reclassifications and Revision:

Certain amounts in the consolidated financial statements of prior years have been revised to conform to the current period's presentation.  Specifically, costs in excess of billings related to the Company's percentage-of-completion arrangements are presented in Other Current Assets for all periods.  Additionally, billings in excess of costs and customer prepayments related to the Company's percentage-of-completion arrangements are presented in Other Current Liabilities for all periods.  The revision resulted in an $11,739 increase to Other Current Assets with a corresponding decrease to Accounts Receivable and Inventory at September 30, 2013.  It also resulted in a $2,805 increase to Other Current Liabilities with a decrease to Other Liabilities at September 30, 2013.  In addition, certain reclassifications have been made to adjust for bank overdrafts in the Consolidated Statement of Cash Flows for the year ended September 30, 2013 and 2012 and on the Consolidated Balance Sheet for the fiscal year ended September 30, 2013.  These revisions are not material to any of the prior years presented.

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
Level 3:                          Unobservable inputs for the asset or liability.

As of September 30, 2014 and 2013, the fair values of the Company's assets and liabilities measured on a recurring basis were categorized as follows:
	September 30, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Derivatives (1)	$-	$2,457	$-	$2,457
Trading securities	19,038	-	-	19,038
Total assets at fair value	$19,038	$2,457	$-	$21,495

Liabilities:
Derivatives (1)	$-	$2,127	$-	$2,127
Total liabilities at fair value	$-	$2,127	$-	$2,127

(1) Interest rate swaps are valued based on observable market swap rates and are classified within Level 2 of the fair value hierarchy.

	September 30, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Derivatives (1)	$-	$3,736	$-	$3,736
Trading securities	17,929	-	$-	17,929
Total assets at fair value	$17,929	$3,736	-	$21,665

Liabilities:
Derivatives (1)	$-	$4,644	$-	$4,644
Total liabilities at fair value	$-	$4,644	$-	$4,644

(1) Interest rate swaps are valued based on observable market swap rates and are classified within Level 2 of the fair value hierarchy.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

4.	INVENTORIES:

Inventories at September 30, 2014 and 2013 consisted of the following:

	2014	2013

Raw materials	$46,152	$40,931
Work in process	38,631	24,336
Finished goods	68,059	64,544
	$152,842	$129,811

5.	INVESTMENTS:

Investment securities are recorded at estimated market value at the consolidated balance sheet date and are classified as trading securities.  Short-term investments consisted principally of corporate obligations with purchased maturities of over three months but less than one year.  The cost of short-term investments approximated market value at September 30, 2014 and 2013.  Accrued interest on these investment securities was classified with short-term investments.  Investments classified as non-current and trading securities consisted of equity and fixed income mutual funds.

At September 30, 2014 and 2013, non-current investments were as follows:

	2014	2013
Trading securities:
Mutual funds	$19,038	$17,929
Equity investments	4,092	4,359
	$23,130	$22,288

Non-current investments classified as trading securities are recorded at market value.  Market value exceeded cost by $343 and $157 at September 30, 2014 and 2013, respectively.  Realized and unrealized gains and losses are recorded in investment income.  Realized gains (losses) for fiscal 2014, 2013 and 2012 were not material.

Equity investments primarily included ownership interests in various entities of less than 20%, which are recorded under the cost method of accounting.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

6.	PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment and the related accumulated depreciation at September 30, 2014 and 2013 were as follows:

	2014	2013
Buildings	$91,540	$77,936
Machinery and equipment	340,942	303,674
	432,482	381,610
Less accumulated depreciation	(250,073)	(233,791)
	182,409	147,819
Land	16,453	15,534
Construction in progress	10,453	17,378
	$209,315	$180,731

Depreciation expense was $35,546, $31,303 and $24,630 for each of the three years ended September 30, 2014, 2013 and 2012, respectively.

7.	LONG-TERM DEBT:

Long-term debt at September 30, 2014 and 2013 consisted of the following:

	2014	2013
Revolving credit facilities	$702,055	$335,420
Notes payable to banks	13,315	21,530
Short-term borrowings	6,410	8,612
Capital lease obligations	7,475	9,093
	729,255	374,655
Less current maturities	(15,228)	(23,587)
	$714,027	$351,068

The Company has a domestic Revolving Credit Facility with a syndicate of financial institutions.  In connection with the acquisition of Schawk in July 2014, the Company entered into amendments to the Revolving Credit Facility to amend certain terms of the Revolving Credit Facility and increase the maximum amount of borrowings available under the facility from $500,000 to $900,000.  Borrowings under the amended facility bear interest at LIBOR plus a factor ranging from .75% to 2.00% (1.75% at September 30, 2014) based on the Company's leverage ratio.  The leverage ratio is defined as net indebtedness divided by EBITDA (earnings before interest, taxes, depreciation and amortization).  The Company is required to pay an annual commitment fee ranging from .15% to .25% (based on the Company's leverage ratio) of the unused portion of the facility.

The Revolving Credit Facility requires the Company to maintain certain leverage and interest coverage ratios.  A portion of the facility (not to exceed $30,000) is available for the issuance of trade and standby letters of credit. Outstanding borrowings on the Revolving Credit Facility at September 30, 2014 and 2013 were $680,000 and $305,000, respectively.  The weighted-average interest rate on outstanding borrowings at September 30, 2014 and 2013 was 2.53% and 2.81%, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

7.	LONG-TERM DEBT (continued)

The Company has entered into the following interest rate swaps:

Effective Date	Amount	Fixed Interest Rate	Interest Rate Spread at September 30, 2014	Maturity Date
October 2011	$25,000	1.67%	1.75%	October 2015
November 2011	25,000	2.13%	1.75%	November 2014
March 2012	25,000	2.44%	1.75%	March 2015
June 2012	40,000	1.88%	1.75%	June 2022
August 2012	35,000	1.74%	1.75%	June 2022
September 2012	25,000	3.03%	1.75%	December 2015
September 2012	25,000	1.24%	1.75%	March 2017
November 2012	25,000	1.33%	1.75%	November 2015
May 2014	25,000	1.35%	1.75%	May 2018

The Company enters into interest rate swaps in order to achieve a mix of fixed and variable rate debt that it deems appropriate. The interest rate swaps have been designated as cash flow hedges of the future variable interest payments under the Revolving Credit Facility which are considered probable of occurring.  Based on the Company's assessment, all of the critical terms of each of the hedges matched the underlying terms of the hedged debt and related forecasted interest payments, and as such, these hedges were considered highly effective.

The fair value of the interest rate swaps reflected an unrealized gain, net of unrealized losses, of $330 ($201 after tax) and an unrealized loss, net of unrealized gains, of $908 ($554 after tax) at September 30, 2014 and 2013, respectively, that is included in shareholders' equity as part of accumulated other comprehensive income ("AOCI").  Assuming market rates remain constant with the rates at September 30, 2014, a loss (net of tax) of approximately $905 included in AOCI is expected to be recognized in earnings as an adjustment to interest expense over the next twelve months.

At September 30, 2014 and 2013, the interest rate swap contracts were reflected in the consolidated balance sheets as follows:

Derivatives	2014	2013
Current assets
Other current assets	$324	$427
Long-term assets
Other assets	2,133	3,309
Current liabilities:
Other current liabilities	(1,808)	(2,590)
Long-term liabilities:
Other liabilities	(319)	(2,054)
Total derivatives	$330	$(908)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

7.	LONG-TERM DEBT (continued)

The loss recognized on derivatives was as follows:

	Location of	Amount of
Derivatives in	Loss	Loss
Cash Flow Hedging	Recognized in	Recognized in Income
Relationships	Income on Derivatives	on Derivatives
		2014	2013

Interest rate swaps	Interest expense	$(4,318)	$(4,170)

The Company recognized the following losses in accumulated other comprehensive income ("AOCI"):

			Location of Gain	Amount of Loss
			or (Loss)	Reclassified from
Derivatives in	Amount of Gain or		Reclassified from	AOCI
Cash Flow	(Loss) Recognized in		AOCI	into Income
Hedging	AOCI on Derivatives		into Income	(Effective Portion*)
Relationships	2014	2013	(Effective Portion*)	2014	2013

Interest rate swaps	$(1,879)	$2,474	Interest expense	$(2,634)	$(2,544)

*There is no ineffective portion or amount excluded from effectiveness testing.

The Company, through certain of its European subsidiaries, has a credit facility with a European bank.  The maximum amount of borrowings available under this facility is 25.0 million Euros ($31,580).  Outstanding borrowings under the credit facility totaled 17.5 million Euros ($22,055) and 22.5 million Euros ($30,434) at September 30, 2014 and 2013, respectively.  The weighted-average interest rate on outstanding borrowings under this facility at September 30, 2014 and 2013 was 1.35% and 1.37%, respectively.

The Company, through its German subsidiary, Saueressig GmbH & Co. KG ("Saueressig"), has several loans with various European banks.  Outstanding borrowings on these loans totaled 1.2 million Euros ($1,576) and 1.7 million Euros ($2,310) at September 30, 2014 and 2013, respectively.  The weighted-average interest rate on outstanding borrowings of Saueressig at September 30, 2014 and 2013 was 3.96% and 4.04%, respectively.

The Company, through its German subsidiary, Wetzel GmbH ("Wetzel"), has several loans with various European banks.  Outstanding borrowings under these loans totaled 2.9 million Euros ($3,624) and 7.4 million Euros ($10,000) at September 30, 2014 and 2013, respectively.  The weighted-average interest rate on outstanding borrowings of Wetzel at September 30, 2014 and 2013 was 5.67% and 7.48%, respectively.

The Company, through its wholly-owned subsidiary, Matthews International S.p.A., has several loans with various Italian banks.  Outstanding borrowings on these loans totaled 5.5 million Euros ($6,922) and 5.1 million Euros ($6,871) at September 30, 2014 and 2013, respectively.  Matthews International S.p.A. also has three lines of credit totaling 11.3 million Euros ($14,312) with the same Italian banks.  Outstanding borrowings on these lines were 4.8 million Euros ($6,063) and 5.6 million Euros ($7,639) at September 30, 2014 and 2013, respectively.  The weighted-average interest rate on outstanding Matthews International S.p.A. borrowings at September 30, 2014 and 2013 was 3.15% and 3.16%, respectively.

As of September 30, 2014 and 2013, the fair value of the Company's long-term debt, including current maturities, which is classified as Level 2 in the fair value hierarchy, approximated the carrying value included in the Consolidated Balance Sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

7.	LONG-TERM DEBT (continued)

Aggregate maturities of long-term debt, including short-term borrowings and capital leases, follows:

2015	$15,228
2016	6,115
2017	23,853
2018	680,803
2019	213
Thereafter	3,043
$729,255

8.	SHAREHOLDERS' EQUITY:

The authorized common stock of the Company consists of 70,000,000 shares of Class A Common Stock, $1 par value.

The Company has a stock repurchase program.  The buy-back program is designed to increase shareholder value, enlarge the Company's holdings of its common stock, and add to earnings per share.  Repurchased shares may be retained in treasury, utilized for acquisitions, or reissued to employees or other purchasers, subject to the restrictions of the Company's Restated Articles of Incorporation.  Under the current authorization, the Company's Board of Directors has authorized the repurchase of a total of 2,500,000 shares of Matthews' common stock under the program, of which 965,881 shares remain available for repurchase as of September 30, 2014.

Comprehensive income consists of net income adjusted for changes, net of any related income tax effect, in cumulative foreign currency translation, the fair value of derivatives, unrealized investment gains and losses and minimum pension liability.  The deferred income tax expense (benefit) related to minimum pension liabilities and fair value of derivatives was $(5,853), $22,005, $(2,896) for the years ended September 30, 2014, 2013 and 2012, respectively.

Accumulated other comprehensive loss at September 30, 2014 and 2013 consisted of the following:

	2014	2013
Cumulative foreign currency translation	$(27,367)	$3,714
Fair value of derivatives, net of tax of $129 and $354, respectively	201	(554)
Minimum pension liabilities, net of tax of $25,058 and $18,979, respectively	(39,651)	(30,100)
	$(66,817)	$(26,940)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

9.	SHARE-BASED PAYMENTS:

The Company maintains an equity incentive plan (the "2012 Equity Incentive Plan") that provides for grants of stock options, restricted shares, stock-based performance units and certain other types of stock-based awards.  The Company also maintains an equity incentive plan (the "2007 Equity Incentive Plan") and a stock incentive plan (the "1992 Incentive Stock Plan") that previously provided for grants of stock options, restricted shares and certain other types of stock-based awards.  Under the 2012 Equity Incentive Plan, which has a ten-year term, the maximum number of shares available for grants or awards is an aggregate of 2,500,000.  There will be no further grants under the 2007 Equity Incentive Plan or the 1992 Incentive Stock Plan.  At September 30, 2014, there were 1,907,538 shares reserved for future issuance under the 2012 Equity Incentive Plan. All plans are administered by the Compensation Committee of the Board of Directors.

The option price for each stock option granted under any of the plans may not be less than the fair market value of the Company's common stock on the date of grant.  Outstanding stock options are generally exercisable in one-third increments upon the attainment of pre-defined levels of appreciation in the market value of the Company's Class A Common Stock.  In addition, options generally vest in one-third increments after three, four and five years, respectively, from the grant date (but, in any event, not until the attainment of the market value thresholds).  The options expire on the earlier of ten years from the date of grant, upon employment termination, or within specified time limits following voluntary employment termination (with the consent of the Company), retirement or death.  The Company generally settles employee stock option exercises with treasury shares.

With respect to outstanding restricted share grants, for grants made prior to fiscal 2013, generally one-half of the shares vest on the third anniversary of the grant, with the remaining one-half of the shares vesting in one-third increments upon attainment of pre-defined levels of appreciation in the market value of the Company's Class A Common Stock.  For grants made in fiscal 2013, generally one-half of the shares vest on the third anniversary of the grant, one-quarter of the shares vest in one-third increments upon the attainment of pre-defined levels of adjusted earnings per share, and the remaining one-quarter of the shares vest in one-third increments upon attainment of pre-defined levels of appreciation in the market value of the Company's Class A Common Stock.  Additionally, restricted shares cannot vest until the first anniversary of the grant date.  Unvested restricted shares generally expire on the earlier of five years from the date of grant, upon employment termination, or within specified time limits following voluntary employment termination (with the consent of the Company), retirement or death.  The Company issues restricted shares from treasury shares.

For the years ended September 30, 2014, 2013 and 2012, stock-based compensation cost totaled $6,812, $5,562 and $5,472, respectively. The associated future income tax benefit recognized was $2,657, $2,169 and $2,134 for the years ended September 30, 2014, 2013 and 2012, respectively.

The amount of cash received from the exercise of stock options was $7,951, $974 and $267, for the years ended September 30, 2014, 2013 and 2012, respectively. In connection with these exercises, the tax benefits realized by the Company were $698, $99 and $22 for the years ended September 30, 2014, 2013 and 2012, respectively.

The transactions for restricted stock for the year ended September 30, 2014 were as follows:

		Weighted-
		average
		grant-date
	Shares	fair value
Non-vested at September 30, 2013	641,399	$29.46
Granted	296,231	38.23
Vested	(285,063)	29.39
Expired or forfeited	(77,417)	30.84
Non-vested at September 30, 2014	575,150	33.83

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

9.	SHARE-BASED PAYMENTS (continued)

As of September 30, 2014, the total unrecognized compensation cost related to unvested restricted stock was $8,114 which is expected to be recognized over a weighted-average period of 2.0 years.

The transactions for shares under options for the year ended September 30, 2014 were as follows:

			Weighted-
		Weighted-	average	Aggregate
		average	remaining	intrinsic
	Shares	exercise price	contractual term	value
Outstanding, September 30, 2013	744,824	$37.76
Granted	-	-
Exercised	(211,956)	35.54
Expired or forfeited	(20,546)	39.08
Outstanding, September 30, 2014	512,322	38.62	1.4	$2,699
Exercisable, September 30, 2014	199,880	38.43	1.4	$1,091

No options vested during the year ended September 30, 2014 and 2013, respectively.   The intrinsic value of options (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during the years ended September 30, 2014, 2013 and 2012 was $1,653, $294 and $57, respectively.

The transactions for non-vested option shares for the year ended September 30, 2014 were as follows:

		Weighted-
		average
		grant-date
	Shares	fair value
Non-vested at September 30, 2013	331,755	$11.29
Granted	-	-
Vested	-	-
Expired or forfeited	(19,313)	12.65
Non-vested at September 30, 2014	312,442	11.21

The fair value of each restricted stock grant is estimated on the date of grant using a binomial lattice valuation model.  The following table indicates the assumptions used in estimating fair value of restricted stock for the years ended September 30, 2014, 2013 and 2012.

	2014	2013	2012
Expected volatility	26.6%	29.5%	30.4%
Dividend yield	1.1%	1.2%	1.0%
Average risk-free interest rate	1.4%	0.6%	0.9%
Average expected term (years)	2.0	2.0	2.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

9.	SHARE-BASED PAYMENTS (continued)

The risk-free interest rate is based on United States Treasury yields at the date of grant. The dividend yield is based on the most recent dividend payment and average stock price over the 12 months prior to the grant date.  Expected volatilities are based on the historical volatility of the Company's stock price.  The expected term for grants in the years ended September 30, 2014, 2013 and 2012 represents an estimate of the average period of time for restricted shares to vest.  The option characteristics for each grant are considered separately for valuation purposes.

The Company maintains the 1994 Director Fee Plan (the "1994 Director Fee Plan"), and, after approval by the Company's shareholders in February 2014, the 2014 Director Fee Plan (the "2014 Director Fee Plan") (collectively, the "Director Fee Plans").  After adoption of the 2014 Director Fee Plan, there will be no further fees or share-based awards under the 1994 Director Fee Plan.  Under the 2014 Director Fee Plan, directors (except for the Chairman of the Board) who are not also officers of the Company each receive, as an annual retainer fee, either cash or shares of the Company's Class A Common Stock with a value equal to $60.  The annual retainer fee paid to a non-employee Chairman of the Board is $130.  Where the annual retainer fee is provided in shares, each director may elect to be paid these shares on a current basis or have such shares credited to a deferred stock account as phantom stock, with such shares to be paid to the director subsequent to leaving the Board.  The value of deferred shares is recorded in other liabilities.  A total of 17,005 shares had been deferred under the Director Fee Plans at September 30, 2014.  Additionally, directors who are not also officers of the Company each receive an annual stock-based grant (non-statutory stock options, stock appreciation rights and/or restricted shares) with a value of $100.  A total of 22,300 stock options have been granted under the Director Fee Plans.  At September 30, 2014, there were no options outstanding. Additionally, 120,503 shares of restricted stock have been granted under the Director Fee Plans, 37,457 of which were unvested at September 30, 2014.  A total of 150,000 shares have been authorized to be issued under the 2014 Director Fee Plan.

10.	EARNINGS PER SHARE:

The information used to compute earnings per share attributable to Matthews' common shareholders was as follows:

	2014	2013	2012
Net income attributable to Matthews shareholders	$43,674	$54,888	$55,843
Less: dividends and undistributed earnings allocated to participating securities	121	583	861
Net income available to Matthews shareholders	$43,553	$54,305	$54,982

Weighted-average shares outstanding (in thousands):
Basic shares	28,209	27,255	27,753
Effect of dilutive securities	274	168	86
Diluted shares	28,483	27,423	27,839

Options to purchase 271,075 and 782,942 shares of common stock were not included in the computation of diluted earnings per share for the years ended September 30, 2013 and 2012, respectively, because the inclusion of these options would be anti-dilutive.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

11.	PENSION AND OTHER POSTRETIREMENT PLANS:

The Company provides defined benefit pension and other postretirement plans to certain employees. Effective January 1, 2014, the Company's principal retirement plan was closed to new participants.  The following provides a reconciliation of benefit obligations, plan assets and funded status of the plans as of the Company's actuarial valuation as of September 30, 2014 and 2013:

	Pension		Other Postretirement
	2014	2013	2014	2013
Change in benefit obligation:
Benefit obligation, beginning of year	$186,077	$195,860	$18,881	$28,831
Acquisitions	-	9,437	-	-
Service cost	6,150	7,160	436	796
Interest cost	8,927	8,024	919	1,129
Actuarial (gain) loss	18,412	(27,179)	1,929	(11,124)
Exchange (gain) loss	(703)	-	-	-
Benefit payments	(7,827)	(7,225)	(807)	(751)
Benefit obligation, end of year	211,036	186,077	21,358	18,881

Change in plan assets:
Fair value, beginning of year	123,713	116,577	-	-
Actual return	10,792	10,838	-	-
Benefit payments	(7,827)	(7,225)	(807)	(751)
Employer contributions	5,075	3,523	807	751
Fair value, end of year	131,753	123,713	-	-

Funded status	(79,283)	(62,363)	(21,358)	(18,881)
Unrecognized actuarial loss (gain)	69,153	56,148	(987)	(3,001)
Unrecognized prior service cost	(1,411)	(1,935)	(1,306)	(1,502)
Net amount recognized	$(11,541)	$(8,150)	$(23,651)	$(23,384)

Amounts recognized in the consolidated balance sheet:
Current liability	$(733)	$(721)	$(1,007)	$(925)
Noncurrent benefit liability	(78,550)	(61,642)	(20,351)	(17,956)
Accumulated other comprehensive loss	67,742	54,213	(2,293)	(4,503)
Net amount recognized	$(11,541)	$(8,150)	$(23,651)	$(23,384)

Amounts recognized in accumulated
other comprehensive loss:
Net actuarial loss (income)	$69,153	$56,148	$(987)	$(3,001)
Prior service cost	(1,411)	(1,935)	(1,306)	(1,502)
Net amount recognized	$67,742	$54,213	$(2,293)	$(4,503)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

11.	PENSION AND OTHER POSTRETIREMENT PLANS (continued)

Based upon actuarial valuations performed as of September 30, 2014 and 2013, the accumulated benefit obligation for the Company's defined benefit pension plans was $180,265 and $156,661 at September 30, 2014 and 2013, respectively, and the projected benefit obligation for the Company's defined benefit pension plans was $211,036 and $186,077 at September 30, 2014 and 2013, respectively.

Net periodic pension and other postretirement benefit cost for the plans included the following:

	Pension			Other Postretirement
	2014	2013	2012	2014	2013	2012

Service cost	$6,150	$7,160	$5,852	$436	$796	$730
Interest cost	8,927	8,024	7,842	919	1,129	1,283
Expected return on plan assets	(9,666)	(9,071)	(7,836)	-	-	-
Amortization:
Prior service cost	(206)	(206)	(45)	(195)	(272)	(451)
Net actuarial loss	3,927	7,903	6,814	(87)	439	535
Net benefit cost	$9,132	$13,810	$12,627	$1,073	$2,092	$2,097

Benefit payments under the Company's principal retirement plan are made from plan assets, while benefit payments under the supplemental retirement plan and postretirement benefit plan are made from the Company's operating cash.  Under I.R.S. regulations, the Company was not required to make any significant contributions to its principal retirement plan in fiscal 2014. The Company is not required to make any significant contributions to its principal retirement plan in fiscal 2015.

Contributions made in fiscal 2014 are as follows:

Contributions	Pension	Other Postretirement

Principal retirement plan	$3,000	$-
Supplemental retirement plan	725	-
Other retirement plan	1,350	-
Other postretirement plan	-	807

Amounts of AOCI expected to be recognized in net periodic benefit costs in fiscal 2015 include:

		Other
	Pension	Postretirement
	Benefits	Benefits

Net actuarial loss	$6,258	$-
Prior service cost	(180)	(195)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

11.	PENSION AND OTHER POSTRETIREMENT PLANS (continued)

The measurement date of annual actuarial valuations for the Company's principal retirement and other postretirement benefit plans was September 30 for fiscal 2014, 2013 and 2012.  The weighted-average assumptions for those plans were:

	Pension			Other Postretirement
	2014	2013	2012	2014	2013	2012
Discount rate	4.25%	5.00%	4.00%	4.25%	5.00%	4.00%
Return on plan assets	7.75	8.00	8.00	-	-	-
Compensation increase	3.50	3.50	3.50	-	-	-

The underlying basis of the investment strategy of the Company's defined benefit plans is to ensure the assets are invested to achieve a positive rate of return over the long term sufficient to meet the plans' actuarial interest rate and provide for the payment of benefit obligations and expenses in perpetuity in a secure and prudent fashion, maintain a prudent risk level that balances growth with the need to preserve capital, diversify plan assets so as to minimize the risk of large losses or excessive fluctuations in market value from year to year, achieve investment results over the long term that compare favorably with other pension plans and appropriate indices.  The Company's investment policy, as established by the Company's pension board, specifies the types of investments appropriate for the plans, asset allocation guidelines, criteria for the selection of investment managers, procedures to monitor overall investment performance as well as investment manager performance.  It also provides guidelines enabling plan fiduciaries to fulfill their responsibilities.

The Company's primary defined benefit pension plan's weighted-average asset allocation at September 30, 2014 and 2013 and weighted-average target allocation were as follows:

	Plan Assets at		Target
Asset Category	2014	2013	Allocation
Equity securities	$66,984	$67,954	55%
Fixed income, cash and cash equivalents	44,341	36,817	30%
Other investments	20,428	18,942	15%
	$131,753	$123,713	100%

Plan assets in the fixed income, cash and cash equivalents category include cash of 2% of plan assets at September 30, 2014 and 2013, which reflects cash contributions to the Company's principal pension plan immediately prior to the end of each fiscal year.

Based on an analysis of the historical and expected future performance of the plan's assets and information provided by its independent investment advisor, the Company set the long-term rate of return assumption for these assets at 7.75% in 2014 for purposes of determining pension cost and funded status under current guidance.  The Company's discount rate assumption used in determining the present value of the projected benefit obligation is based upon published indices.

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

The Company's defined benefit pension plans' asset categories at September 30, 2014 and 2013 were as follows:

	September 30, 2014
Asset Category	Level 1	Level 2	Level 3	Total
Equity securities - stocks	$35,310	$-	$-	$35,310
Equity securities - mutual funds	30,694	980	-	31,674
Fixed income securities	20,042	9,503	-	29,545
Cash and cash equivalents	14,796	-	-	14,796
Other investments	6,098	-	14,330	20,428
Total	$106,940	$10,483	$14,330	$131,753

	September 30, 2013
Asset Category	Level 1	Level 2	Level 3	Total
Equity securities - stocks	$36,127	$-	$-	$36,127
Equity securities - mutual funds	30,507	1,320	-	31,827
Fixed income securities	17,912	9,487	-	27,399
Cash and cash equivalents	9,418	-	-	9,418
Other investments	-	-	18,942	18,942
Total	$93,964	$10,807	$18,942	$123,713

Changes in the fair value of Level 3 assets at September 30, 2014 and 2013 are summarized as follows:

	Fair Value,					Fair Value,
	Beginning of			Realized	Unrealized	End of
Asset Category	Period	Acquisitions	Dispositions	Gains (Losses)	Gains	Period
Other investments:
Fiscal Year Ended:
September 30, 2014	$18,942	$-	$(5,439)	$1,118	$(291)	$14,330
September 30, 2013	18,173	-	-	48	721	18,942

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

11.	PENSION AND OTHER POSTRETIREMENT PLANS (continued)

Benefit payments expected to be paid are as follows:
		Other
	Pension	Postretirement
Years ending September 30:	Benefits	Benefits

2015	$7,747	$1,007
2016	8,116	1,098
2017	8,550	1,205
2018	9,039	1,282
2019	9,611	1,347
2020-2024	57,292	6,847
	$100,355	$12,786

For measurement purposes, a rate of increase of 7.0% in the per capita cost of health care benefits was assumed for 2014; the rate was assumed to decrease gradually to 4.0% for 2069 and remain at that level thereafter.  Assumed health care cost trend rates have a significant effect on the amounts reported.  An increase in the assumed health care cost trend rates by one percentage point would have increased the accumulated postretirement benefit obligation as of September 30, 2014 by $1,053 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year then ended by $71.  A decrease in the assumed health care cost trend rates by one percentage point would have decreased the accumulated postretirement benefit obligation as of September 30, 2014 by $926 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year then ended by $62.

Prior to its acquisition by Matthews, Schawk participated in a multi-employer pension fund pursuant to certain collective bargaining agreements.  In 2012 Schawk bargained to withdraw from the fund, and recorded a withdrawal liability at the conclusion of the negotiations.  The withdrawal liability was included in the balance sheet as of the date of Matthews acquisition of Schawk at its discounted fair value, and as of September 30, 2014 the liability is $30,423.  Annual payments of this obligation are expected to be $1,973 through 2034.

12.	ACCUMULATED OTHER COMPREHENSIVE INCOME

The changes in AOCI by component, net of tax, for the year ended September 30, 2014 were as follows:

		Postretirement Benefit Plans	Currency Translation Adjustment		Derivatives	Total
Attributable to Matthews:
Balance, September 30, 2013		$(30,100)	$3,714		$(554)	$(26,940)
OCI before reclassification		(11,649)	(31,081)		(1,879)	(44,609)
Amounts reclassified from AOCI	(a)	2,098	-	(b)	2,634	4,732
Net current-period OCI		(9,551)	(31,081)		755	(39,877)
Balance, September 30, 2014		$(39,651)	$(27,367)		$201	$(66,817)
Attributable to noncontrolling interest:
Balance, September 30, 2013		$-	$401		$-	$401
OCI before reclassification		-	115		-	115
Net current-period OCI		-	115		-	115
Balance, September 30, 2014		$-	$516		$-	$516
(a)	Amounts were included in net periodic benefit cost for pension and other postretirement benefit plans (see Note 11).
(b)	Amounts were included in interest expense in the periods the hedged item affected earnings (see Note 7).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

12.	ACCUMULATED OTHER COMPREHENSIVE INCOME (continued)

Reclassifications out of AOCI for the year ended September 30, 2014 were as follows:

Details about AOCI Components		Year ended September 30, 2014	Affected line item in the Statement of Income

Postretirement benefit plans
Prior service (cost) credit	(a)	$401
Actuarial losses	(a)	(3,840)
	(b)	(3,439)	Total before tax
		(1,341)	Tax provision (benefit)
		$(2,098)	Net of tax
Derivatives
Interest rate swap contracts		$(4,318)	Interest expense
	(b)	(4,318)	Total before tax
		(1,684)	Tax provision (benefit)
		$(2,634)	Net of tax

(a)	Amounts are included in the computation of pension and other postretirement benefit expense, which is reported in both cost of goods sold and selling and administrative expenses. For additional information, see Note 11.
(b)	For pre-tax items, positive amounts represent income and negative amounts represent expense.

13.	INCOME TAXES:

The provision for income taxes consisted of the following:

	2014	2013	2012
Current:
Federal	$7,371	$15,703	$14,060
State	3,612	3,423	2,483
Foreign	10,427	4,804	6,437
	21,410	23,930	22,980
Deferred	2,066	2,734	5,737
Total	$23,476	$26,664	$28,717

The reconciliation of the federal statutory tax rate to the consolidated effective tax rate was as follows:

	2014	2013	2012
Federal statutory tax rate	35.0%	35.0%	35.0%
Effect of state income taxes, net of federal deduction	3.8	2.7	2.1
Foreign taxes less than federal statutory rate	(2.1)	(3.1)	(0.6)
Other	(2.1)	(1.9)	(2.3)
Effective tax rate	34.6%	32.7%	34.2%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

13.	INCOME TAXES (continued)

The Company's foreign subsidiaries had income before income taxes for the years ended September 30, 2014, 2013 and 2012 of approximately $23,835, $23,662 and $24,654, respectively.  At September 30, 2014, undistributed earnings of foreign subsidiaries for which deferred U.S. income taxes have not been provided approximated $259,354.  The Company has not determined the deferred tax liability associated with these undistributed earnings, as such determination is not practicable.

The components of deferred tax assets and liabilities at September 30, 2014 and 2013 are as follows:

	2014	2013
Deferred tax assets:
Pension and postretirement benefits	$34,309	$26,780
Accruals and reserves not currently deductible	28,090	20,939
Income tax credit carryforward	9,839	-
Operating and capital loss carryforwards	25,419	3,733
Stock options	8,366	10,691
Other	16,175	3,791
Total deferred tax assets	122,198	65,934
Valuation allowances	(24,540)	(2,234)
Net deferred tax assets	97,658	63,700

Deferred tax liabilities:
Depreciation	(7,651)	(3,693)
Goodwill and intangible assets	(183,685)	(67,012)
Other	(18,590)	(1,630)
	(209,926)	(72,335)

Net deferred tax asset	$(112,268)	$(8,635)

At September 30, 2014, the Company had U.S. state net operating loss carryforwards of $70,130, foreign net operating loss carryforwards of $66,688, foreign capital loss carryforwards of $25,862, and various U.S. and non-U.S. income tax credit carryforwards of $5,260 and $4,579, respectively, which will be available to offset future income tax liabilities. If not used, state net operating losses will begin to expire in 2017.  Foreign net operating losses have no expiration period. Certain of these carryforwards are subject to limitations on use due to tax rules affecting acquired tax attributes, loss sharing between group members, and business continuation.  Therefore, the Company has established tax-effected valuation allowances against these tax benefits in the amount of $24,540 at September 30, 2014.  U.S. tax attributes acquired in the Schawk transaction totaled $6,346.  At September 30, 2014, the Company had total foreign tax credit carryforwards of $3,120, offset by a valuation allowance of $689. The Company has the ability to claim a deduction for these credits prior to expiration, and the net carrying value of the credits of $2,431 assumes that a deduction will be claimed instead of a tax credit. If unutilized, these U.S. foreign tax credits will begin to expire in 2016.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

13.	INCOME TAXES (continued)

Changes in the total amount of gross unrecognized tax benefits (excluding penalties and interest) are as follows:

	2014	2013	2012
Balance, beginning of year	$4,516	$4,501	$4,721
Increase from acquisition	385	-	-
Increases for tax positions of prior years	369	-	742
Decreases for tax positions of prior years	(863)	(124)	(74)
Increases based on tax positions related to the current year	623	708	137
Decreases due to settlements with taxing authorities	(12)	(250)	(602)
Decreases due to lapse of statute of limitation	(707)	(319)	(423)
Balance, end of year	$4,311	$4,516	$4,501

The Company had unrecognized tax benefits of $4,311 and $4,516 at September 30, 2014 and 2013, respectively, all of which, if recorded, would impact the annual effective tax rate.  It is reasonably possible that the amount of unrecognized tax benefits could change by approximately $801 in the next 12 months primarily due to expiration of statutes related to specific tax positions.

The Company classifies interest and penalties on tax uncertainties as a component of the provision for income taxes.  Total penalties and interest accrued were $2,135 and $2,401 at September 30, 2014 and 2013, respectively.  These accruals may potentially be applicable in the event of an unfavorable outcome of uncertain tax positions.

The Company is currently under examination in several tax jurisdictions and remains subject to examination until the statute of limitation expires for those tax jurisdictions.  As of September 30, 2014, the tax years that remain subject to examination by major jurisdiction generally are:

United States - Federal	2011 and forward
United States - State	2010 and forward
Canada	2009 and forward
Europe	2008 and forward
United Kingdom	2012 and forward
Australia	2010 and forward
Asia	2008 and forward

14.	COMMITMENTS AND CONTINGENT LIABILITIES:

The Company operates various production, warehouse and office facilities and equipment under operating lease agreements.  Annual rentals under these and other operating leases were $21,849, $17,664 and $16,908 in fiscal 2014, 2013 and 2012, respectively.  Future minimum rental commitments under non-cancelable operating lease arrangements for fiscal years 2015 through 2019 are $21,410, $15,788, $11,411, $6,885 and $5,009, respectively.

The Company is party to various legal proceedings, the eventual outcome of which are not predictable.  Although the ultimate disposition of these proceedings is not presently determinable, management is of the opinion that they should not result in liabilities in an amount which would materially affect the Company's consolidated financial position, results of operations or cash flows.

The Company has employment agreements with certain employees, the terms of which expire at various dates between fiscal 2015 and 2019.  The agreements generally provide for base salary and bonus levels and include non-compete provisions.  The aggregate commitment for salaries under these agreements at September 30, 2014 was $13,397.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

15.	ENVIRONMENTAL MATTERS:

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

At September 30, 2014, an accrual of $4,873 had been recorded for environmental remediation (of which $1,088 was classified in other current liabilities), representing management's best estimate of the probable and reasonably estimable costs of the Company's known remediation obligations.  The accrual, which reflects previously established reserves assumed with the acquisition of York and additional reserves recorded as a purchase accounting adjustment, does not consider the effects of inflation and anticipated expenditures are not discounted to their present value.  While final resolution of these contingencies could result in costs different than current accruals, management believes the ultimate outcome will not have a significant effect on the Company's consolidated results of operations or financial position.

16.	SUPPLEMENTAL CASH FLOW INFORMATION:

Changes in working capital items as presented in the Consolidated Statements of Cash Flows consisted of the following:

	2014	2013	2012
Current assets:
Accounts receivable	$(13,492)	$(2,786)	$(5,175)
Inventories	4,429	3,827	(3,463)
Other current assets	(9,531)	1,350	(7,034)
	(18,594)	2,391	(15,672)
Current liabilities:
Trade accounts payable	5,720	(1,205)	1,024
Accrued compensation	(2,504)	7,143	(1,476)
Accrued income taxes	1,330	(2,278)	(2,649)
Other current liabilities	7,883	(9,054)	2,370
	12,429	(5,394)	(731)
Net change	$(6,165)	$(3,003)	$(16,403)

17.	SEGMENT INFORMATION:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

17.	SEGMENT INFORMATION (continued)

The accounting policies of the segments are the same as those described in Summary of Significant Accounting Policies (Note 2).  Intersegment sales are accounted for at negotiated prices.  Operating profit is total revenue less operating expenses.  Segment assets include those assets that are used in the Company's operations within each segment.  Assets classified under "Other" principally consist of cash and cash equivalents, investments, deferred income taxes and corporate headquarters' assets.  Long-lived assets include property, plant and equipment (net of accumulated depreciation), goodwill, and other intangible assets (net of accumulated amortization).

Information about the Company's segments follows:

	Memorialization			Brand Solutions
						Marking and
	Cemetery	Funeral Home		Graphics	Merchandising	Fulfillment
	Products	Products	Cremation	Imaging	Solutions	Systems	Other	Consolidated

Sales to external customers:
2014	$221,992	$234,583	$51,845	$398,223	$99,105	$100,849	$-	$1,106,597
2013	226,586	242,803	48,522	294,571	79,370	93,505	-	985,357
2012	215,943	230,943	45,981	259,865	72,964	74,621	-	900,317

Intersegment sales:
2014	166	234	2,223	134	463	31	-	3,251
2013	39	172	951	416	527	10	-	2,115
2012	262	4	60	2	702	22	-	1,052

Depreciation and amortization:
2014	4,835	6,162	489	25,303	2,397	2,203	1,475	42,864
2013	4,034	6,267	351	21,968	2,324	1,675	1,246	37,865
2012	3,255	6,416	396	14,175	2,330	1,048	1,201	28,821

Operating profit:
2014	36,165	28,025	5,116	(4,617)	7,153	11,049	-	82,891
2013	32,571	37,263	3,097	9,724	4,275	8,862	-	95,792
2012	33,195	26,525	3,869	14,843	5,084	10,061	-	93,577

Total assets:
2014	202,126	312,619	42,344	1,202,360	76,509	115,470	80,307	2,031,735
2013	210,242	286,576	40,072	426,796	69,012	113,420	69,782	1,215,900
2012	211,205	299,248	41,099	356,458	66,170	75,217	78,645	1,128,042

Capital expenditures:
2014	4,900	2,040	1,317	15,455	1,279	3,325	921	29,237
2013	8,415	2,399	174	9,027	737	2,904	1,268	24,924
2012	3,811	2,540	396	18,693	1,496	2,513	3,787	33,236

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

17.	SEGMENT INFORMATION (continued)

Information about the Company's operations by geographic area follows:

	United States	Central and South America	Canada	Europe	Australia	Asia	Consolidated

Sales to external customers:
2014	$676,764	$3,272	$14,471	$380,229	$13,994	$17,867	$1,106,597
2013	617,371	-	12,014	328,266	13,534	14,172	985,357
2012	569,435	-	11,967	290,283	13,778	14,854	900,317

Long-lived assets:
2014	918,996	10,739	36,543	391,944	21,300	31,122	1,410,644
2013	421,697	3,731	483	324,731	6,338	13,404	770,384
2012	395,565	4,743	507	260,809	7,041	10,580	679,245

Beginning October 1, 2014, the Company realigned its operations into three reporting segments, SGK Brand Solutions, Memorialization and Industrial. The SGK Brand Solutions segment is comprised of the graphics imaging business, including Schawk, and the merchandising solutions operations. The Memorialization segment is comprised of the Company's cemetery products, funeral home products and cremation operations.  The Industrial segment is comprised of the Company's marking and automation products and fulfillment systems.

18.	ACQUISITIONS:

Fiscal 2014:

On July 29, 2014, the Company acquired Schawk, a leading global brand development, activation and brand deployment company, headquartered in Des Plaines, Illinois.  Under the terms of the transaction, Schawk shareholders received $11.80 cash and 0.20582 shares of Matthews' common stock for each Schawk share held.  Based on the closing price of Matthews' stock on July 28, 2014, the transaction represented an implied price of $20.74 per share and a total enterprise value (which included net outstanding debt, net of cash acquired) of $616,686.  Schawk provides comprehensive brand development and brand deployment services to clients primarily in the consumer packaged goods, retail and life sciences markets.  Schawk creates and sells its clients' brands, produces brand assets and protects brand equities to help drive brand performance.  Schawk currently delivers its services through more than 155 locations in over 20 countries across North and South America, Europe, Asia and Australia.  Schawk's revenue totaled $442,640 in 2013.  The purchase price exceeded the fair value of the identifiable net assets and, accordingly, $312,558 was allocated to goodwill, substantially none of which is tax deductible.

The acquisition was made at prices above the fair value of the acquired identifiable assets, resulting in goodwill, due to expectations of the synergies that will be realized by combining the businesses.  These synergies include the elimination of redundant facilities, functions and staffing; use of the Company's existing commercial infrastructure to expand sales of the acquired businesses' products; and use of the commercial infrastructure of the acquired business to cost-effectively expand sales of Company products.  The acquisition has been accounted for using the purchase method of accounting, and the acquired company's results have been included in the accompanying financial statements from their date of acquisition.  Acquisition transaction costs are recorded in selling, general and administrative expenses.  The net assets acquired have been recorded based on estimates of fair value and are subject to adjustment upon finalization of the valuation process.  The Company is not aware of any information that indicates the final valuation will differ materially from preliminary estimates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

18.	ACQUISITIONS (continued)

The preliminary purchase price allocation related to the Schawk acquisition is not finalized as of September 30, 2014, and is based upon a preliminary valuation which is subject to change as the Company obtains additional information, including with respect to fixed assets, intangible assets, certain liabilities and related taxes.  The preliminary purchase price allocation for the Schawk acquisition is as follows:

Purchase Price
Cash paid	$309,524
Treasury stock (5,398,829 shares issued, $43.45 per share)	234,579
Cash for debt repayment	83,882
Cash acquired	(11,299)
$616,686
Net Assets Acquired
Trade receivables	$91,407
Inventory	27,459
Other current assets	16,537
Property, plant and equipment	43,236
Definite-lived intangible assets:
Customer relationships	203,270
Product technology	2,890
Tradenames and other	1,610
Indefinite-lived intangible assets:
Tradenames	119,650
Goodwill	312,558
Other assets	7,864
Trade accounts payable	(21,088)
Other current liabilities	(50,265)
Multi-employer plan withdrawal liability	(30,622)
Non-current liabilities	(107,820)
$616,686

The weighted-average amortization periods for intangible assets acquired are 20 years for customer relations, 5 years for product technology and 3 years for non-compete agreements.  The weighted average amortization period for all definite-lived intangible assets acquired is 19.7 years.

Transaction-related costs related to the acquisition totaled $5,627.

The following unaudited pro forma information presents a summary of the consolidated results of Matthews combined with Schawk as if the acquisition had occurred on October 1, 2012:

	Schawk	Pro Forma Combined
	Acquisition date through September 30, 2014	2014	2013
Sales	$75,060	$1,458,277	$1,430,843
Income before income taxes	(8,453)	91,499	42,528
Net income	(5,888)	64,635	30,237
Earnings per share	$(.21)	$1.96	$.92

The Schawk results from the acquisition date through September 30, 2014 included acquisition-related expenses and the write-off of inventory step-up value of $3,401 and $9,537, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

18.	ACQUISITIONS (continued)

These unaudited pro forma results have been prepared for comparative purposes only and include certain adjustments, such as interest expense on acquisition debt and acquisition related costs.  The pro forma information does not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred on the date indicated, or which may result in the future.

Fiscal 2013:

Acquisition spending, net of cash acquired, during the year ended September 30, 2013 totaled $73,959.  The acquisitions were not individually material to the Company's consolidated financial position or results of operations, and primarily included the following:

In March 2013, the Company completed the purchase of the remaining 38.5% interest in Kroma Pre-Press Preparation Systems Industry & Trade, Inc. ("Kroma"), completing the option arrangement in connection with the July 2011 acquisition of a 61.5% interest in Kroma.

In December 2012, the Company acquired Pyramid Controls, Inc. and its affiliate, Pyramid Control Systems (collectively, "Pyramid").  Pyramid is a provider of warehouse control systems and conveyor control solutions for distribution centers.  The acquisition is designed to expand Matthews' fulfillment products and services in the warehouse management market.   The initial purchase price for the transaction was $26,178, plus additional consideration of $3,703 paid in fiscal 2014 based on operating results.

In November 2012, the Company acquired Wetzel Holding AG, Wetzel GmbH and certain related affiliates (collectively, "Wetzel").  Wetzel is a leading European provider of pre-press services and gravure printing forms, with manufacturing operations in Germany and Poland.  Wetzel's products and services are sold primary within Europe, and the acquisition is designed to expand Matthews' products and services in the global graphics imaging market.  The purchase price for Wetzel was 42.6 million Euros ($54,748) on a cash-free, debt-free basis.

The Company has completed the allocation of purchase price for all fiscal 2013 acquisitions.

Fiscal 2012:

In May 2012, the Company acquired Everlasting Granite Memorial Co., Inc. ("Everlasting Granite"), a supplier of granite memorials, columbariums and private mausoleum estates.  The transaction was structured as an asset purchase and was designed to expand the Company's presence and product breadth in the granite memorial business.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

19.	GOODWILL AND OTHER INTANGIBLE ASSETS:

Goodwill related to business combinations is not amortized, but is subject to annual review for impairment.  In general, when the carrying value of a reporting unit exceeds its implied fair value, an impairment loss may need to be recognized.  For purposes of testing for impairment, the Company uses a discounted cash flow technique.  A number of assumptions and estimates are involved in the application of the discounted cash flow model to forecast operating cash flows, including sales volumes and pricing, costs to produce, tax rates, capital spending, working capital changes, and discount rate.  The Company estimates future cash flows using volume and pricing assumptions based largely on existing customer relationships and contracts, and operating cost assumptions management believes are reasonable based on historical performance and projected future performance as reflected in its most recent operating plans and projections.  The discount rate used in the discounted cash flow analysis was developed with the assistance of valuation experts and management believes it appropriately reflects the risks associated with the Company's operating cash flows.  In order to further validate the reasonableness of the estimated fair values of the reporting units as of the valuation date, a reconciliation of the aggregate fair values of all reporting units to market capitalization was performed using a reasonable control premium.

The Company performed its annual impairment review in the second quarter of fiscal 2014 and fiscal 2013 and determined that for all reporting units, except Graphics Imaging, the estimated fair value significantly exceeded carrying value so no adjustments to the carrying value of goodwill were necessary.  Recent economic conditions in Europe have unfavorably impacted the operating results of the Graphics Imaging business.  For the Graphics Imaging reporting unit, the estimated fair value exceeded its carrying value by less than 10%, resulting in no goodwill impairment for the unit.  While the Graphics Imaging reporting unit passed the first step of the impairment test, if its operating profits or another significant assumption were to deteriorate in the future, it could adversely affect the estimated fair value of the reporting unit.  Factors that could have a negative impact on the estimated fair value of the Graphics Imaging reporting unit include a further delay in the recovery of the European market, continued pricing pressure, declines in expected volumes, and an increase in discount rates.  If the Company is unsuccessful in its plans to recover the profitability of this business, the estimated fair value could decline and lead to a potential goodwill impairment in the future.  Changes to goodwill during the years ended September 30, 2014 and 2013, follow.

						Marking and
	Cemetery	Funeral Home		Graphics	Merchandising	Fulfillment
	Products	Products	Cremation	Imaging	Solutions	Systems	Consolidated

Goodwill	$102,371	$162,876	$12,558	$169,174	$9,138	$30,816	$486,933
Accumulated impairment losses	(5,000)	-	-	(5,752)	-	-	(10,752)
Balance at September 30, 2012	97,371	162,876	12,558	163,422	9,138	30,816	476,181

Additions during period	914	199	269	21,361	-	19,677	42,420
Translation and other adjustments	1,010	133	(4)	4,658	-	153	5,950
Goodwill	104,295	163,208	12,823	195,193	9,138	50,646	535,303
Accumulated impairment losses	(5,000)	-	-	(5,752)	-	-	(10,752)
Balance at September 30, 2013	99,295	163,208	12,823	189,441	9,138	50,646	524,551

Additions during period	-	-	-	312,403	-	288	312,691
Translation and other adjustments	(1,908)	-	(136)	(15,684)	-	(47)	(17,775)
Goodwill	102,387	163,208	12,687	491,912	9,138	50,887	830,219
Accumulated impairment losses	(5,000)	-	-	(5,752)	-	-	(10,752)
Balance at September 30, 2014	$97,387	$163,208	$12,687	$486,160	$9,138	$50,887	$819,467

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

19.                GOODWILL AND OTHER INTANGIBLE ASSETS (continued)

In fiscal 2014, the addition to goodwill primarily reflects the acquisition of Schawk.

In fiscal 2013, the addition to Graphics Imaging goodwill primarily reflects the acquisition of Wetzel; the addition to Marking and Fulfillment Systems goodwill reflects the acquisition of Pyramid; the addition to Cemetery Products goodwill reflects the acquisition of a small bronze manufacturer in Europe; the addition to Cremation goodwill reflects a small acquisition; and the addition to Funeral Home Products primarily represents the effect of an adjustment to the purchase price for a small casket distributor.

The following tables summarize the carrying amounts and related accumulated amortization for intangible assets as of September 30, 2014 and 2013, respectively.
	Carrying	Accumulated	Impairment
	Amount	Amortization	Loss	Net
September 30, 2014:
Trade names	$144,150	$- *	$(1,621)	$142,529
Trade names	2,854	(2,121)	-	733
Customer relationships	258,441	(24,785)	-	233,656
Copyrights/patents/other	14,528	(9,584)	-	4,944
	$419,973	$(36,490)	$(1,621)	$381,862

September 30, 2013:
Trade names	$24,496	$- *	$(1,618)	$22,878
Trade names	3,034	(2,142)	-	892
Customer relationships	59,061	(19,099)	-	39,962
Copyrights/patents/other	10,116	(8,746)	-	1,370
	$96,707	$(29,987)	$(1,618)	$65,102
*Not subject to amortization

The net change in intangible assets during fiscal 2014 included an increase for the acquisition of Schawk, foreign currency fluctuations during the period and additional amortization.  The net change in intangible assets during fiscal 2013 included an increase for the acquisitions of Wetzel and Pyramid of $12,027, offset by an impairment loss in the Graphics Imaging segment, the impact of changes in foreign currency exchange rates and additional amortization.

Amortization expense on intangible assets was $7,318, $4,156, and $3,886 in fiscal 2014, 2013 and 2012, respectively.   Fiscal year amortization expense is estimated to be $20,517 in 2015, $19,654 in 2016, $18,671 in 2017, $17,513 in 2018 and $16,513 in 2019.

20.	ACCOUNTING PRONOUNCEMENTS:

In June 2014, the Financial Accounting Standards Board ("FASB") issued new guidance on the accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period.  This guidance is effective for Matthews beginning January 1, 2016 and will not have a material impact on the Company's consolidated financial statements.

In May 2014, the FASB issued Accounting Standards Update (ASU) 2014-09, "Revenue from Contracts with Customers: Topic 606". This ASU replaces nearly all existing U.S. GAAP guidance on revenue recognition. The standard prescribes a five-step model for recognizing revenue, the application of which will require significant judgment. This standard is effective for Matthews beginning October 1, 2017. The Company is in the process of assessing the impact the adoption of this ASU will have on its consolidated financial statements.

In January 2014, the FASB issued new guidance on accounting for certain receive-variable, pay-fixed interest rate swaps.  This guidance provides companies with a practical expedient to qualify for cash flow hedge accounting.  The guidance is effective for Matthews beginning in fiscal 2015, and will not have a material impact on the Company's consolidated financial statements.

In July 2013, the FASB issued new guidance on the presentation in the financial statements of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance takes into account these losses and carryfowards as well as the intended or likelihood of use of the unrecognized tax benefit in determining the balance sheet classification as an asset or liability. This guidance was effective for Matthews beginning January 1, 2014 and did not have a material impact.

21.	SUBSEQUENT EVENT:

On November 17, 2014, the Company entered into a Release, Settlement Agreement, and Covenant Not To Sue (the "Settlement Agreement"), which concludes litigation arising out of allegations initiated against Harry Pontone, Scott Pontone, Pontone Casket Company and Batesville Casket Company ("Batesville").  Under the terms of the Settlement Agreement, Batesville will pay $17,000 in one lump sum payment to the Company and an additional $1,750 for attorney fees of Harry and Scott Pontone, for a total settlement value of $18,750. The Settlement Agreement contains customary mutual releases of claims.

SUPPLEMENTARY FINANCIAL INFORMATION

Selected Quarterly Financial Data (Unaudited):

The following table sets forth certain items included in the Company's unaudited consolidated financial statements for each quarter of fiscal 2014 and fiscal 2013.

	Quarter Ended
	December 31	March 31	June 30	September 30	Year Ended September 30
	(Dollar amounts in thousands, except per share data)
FISCAL YEAR 2014:

Sales	$229,945	$246,837	$279,983	$349,832	$1,106,597

Gross profit	81,376	90,182	104,230	116,708	392,496

Operating profit	14,996	20,892	32,192	14,811	82,891

Net income attributable to Matthews shareholders	7,914	11,333	19,263	5,164	43,674

Earnings per share:
Basic	$.29	$.41	$.70	$.17	$1.54
Diluted	.29	.41	.70	.16	1.53

FISCAL YEAR 2013:

Sales	$225,609	$256,390	$250,652	$252,706	$985,357

Gross profit	79,974	94,866	91,391	90,287	356,518

Operating profit	16,499	25,070	30,760	23,463	95,792

Net income attributable to Matthews shareholders	8,255	14,192	17,991	14,450	54,888

Earnings per share
Basic	$.30	$.51	$.65	$.53	$1.99
Diluted	.30	.51	.65	.52	1.98

FINANCIAL STATEMENT SCHEDULE

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at		Charged to
	beginning of	Charged to	other		Balance at
Description	period	expense	Accounts(1)	Deductions(2)	end of period
	(Dollar amounts in thousands)
Allowance for Doubtful Accounts:
Fiscal Year Ended:
September 30, 2014	$10,009	$2,223	$883	$(2,178)	$10,937
September 30, 2013	11,177	595	306	(2,069)	10,009
September 30, 2012	10,736	1,558	-	(1,117)	11,177

(1)	Amount comprised principally of acquisitions and purchase accounting adjustments in connection with acquisitions.
(2)	Amounts determined not to be collectible (including direct write-offs), net of recoveries.

		Provision
	Balance at	Charged		Other
	beginning of	(Credited)	Allowance	Additions	Balance at
Description	period	To expense(1)	Changes(2)	(Deductions)(3)	end of period
	(Dollar amounts in thousands)
Deferred Tax Asset Valuation Allowance:
Fiscal Year Ended:
September 30, 2014	$2,234	$1,224	$22,098	$(1,016)	$24,540
September 30, 2013	1,627	512	-	95	2,234
September 30, 2012	1,061	484	-	82	1,627

(1)	Amounts relate primarily to the adjustments in net operating loss carryforwards which are precluded from use.
(2)	Amounts comprised of reductions in net operating loss carryforwards which are precluded from use of $1,332 and purchase accounting adjustments of $23,430.
(3)	Consists principally of adjustments related to foreign exchange.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no changes in accountants or disagreements on accounting or financial disclosure between the Company and PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, for the fiscal years ended September 30, 2014, 2013 and 2012.

ITEM 9A.  CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures.

The Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are designed to provide reasonable assurance that information required to be disclosed in the Company's  reports filed under that Act (the "Exchange Act"), such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the rules of the Securities and Exchange Commission ("SEC"). These disclosure controls and procedures also are designed to provide reasonable assurance that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures in effect as of September 30, 2014. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2014, the Company's disclosure controls and procedures were effective to provide reasonable assurance that material information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, and that such information is recorded, processed, summarized and properly reported within the appropriate time period, relating to the Company and its consolidated subsidiaries, required to be included in the Exchange Act reports, including this Annual Report on Form 10-K.

(b) Management's Report on Internal Control over Financial Reporting.

Management's Report on Internal Control over Financial Reporting is included in Management's Report to Shareholders in Item 8 of this Annual Report on Form 10-K.

(c) Report of Independent Registered Public Accounting Firm.

The Company's internal control over financial reporting as of September 30, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 of this Annual Report on
 Form 10-K.

(d) Changes in Internal Control over Financial Reporting.

There have been no changes in the Company's internal controls over financial reporting that occurred during the fourth fiscal quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART III

ITEM 10.  DIRECTORS, OFFICERS and EXECUTIVE MANAGEMENT OF THE REGISTRANT.

In addition to the information reported in Part I of this Form 10-K, under the caption "Officers and Executive Management of the Registrant", the information required by this item as to the directors of the Company is hereby incorporated by reference from the information appearing under the captions "General Information Regarding Corporate Governance – Audit Committee", "Proposal No. 1 – Elections of Directors" and "Compliance with Section 16(a) of the Exchange Act" in the Company's definitive proxy statement, which involves the election of the directors and is to be filed with the Securities and Exchange Commission pursuant to the Exchange Act of 1934, as amended, within 120 days of the end of the Company's fiscal year ended September 30, 2014.

The Company's Code of Ethics Applicable to Executive Management is set forth in Exhibit 14.1 hereto.  Any amendment to the Company's Code of Ethics or waiver of the Company's Code of Ethics for senior financial officers, executive officers or Directors will be posted on the Company's website within four business days following the date of the amendment or waiver, and such information will remain available on the website for at least a twelve-month period.

ITEM 11.  EXECUTIVE COMPENSATION.

The information required by this item as to the compensation of directors and executive management of the Company is hereby incorporated by reference from the information appearing under the captions "Compensation of Directors" and "Executive Compensation and Retirement Benefits" in the Company's definitive proxy statement which involves the election of directors and is to be filed with the Commission pursuant to the Exchange Act, within 120 days of the end of the Company's fiscal year ended September 30, 2014.  The information contained in the "Compensation Committee Report" is specifically not incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by this item as to the ownership by management and others of securities of the Company is hereby incorporated by reference from the information appearing under the caption "Stock Ownership" in the Company's definitive proxy statement which involves the election of directors and is to be filed with the Commission pursuant to the Exchange Act, within 120 days of the end of the Company's fiscal year ended September 30, 2014.

Equity Compensation Plans:

The Company maintains an equity incentive plan (the "2012 Plan") that provides for grants of stock options, restricted shares, stock-based performance units and certain other types of stock-based awards.  The Company also maintains stock incentive plans (the "1992 Incentive Stock Plan" and the "2007 Equity Incentive Plan") that previously provided for grants of stock options, restricted shares and certain other types of stock-based awards.  Under the 2012 Plan, which has a ten-year term, the maximum number of shares available for grants or awards is an aggregate of 2,500,000.  There will be no further grants under the 2007 Equity Incentive Plan or the 1992 Incentive Stock Plan.  At September 30, 2014, there were 1,907,538 shares reserved for future issuance under the 2012 Plan. All plans are administered by the Compensation Committee of the Board of Directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, continued

The option price for each stock option granted under any of the plans may not be less than the fair market value of the Company's common stock on the date of grant.  Outstanding stock options are generally exercisable in one-third increments upon the attainment of pre-defined levels of appreciation in the market value of the Company's Class A Common Stock.  In addition, options generally vest in one-third increments after three, four and five years, respectively, from the grant date (but, in any event, not until the attainment of the market value thresholds).  The options expire on the earlier of ten years from the date of grant, upon employment termination, or within specified time limits following voluntary employment termination (with the consent of the Company), retirement or death.  The Company generally settles employee stock option exercises with treasury shares.  With respect to outstanding restricted share grants, for grants made prior to fiscal 2013, generally one-half of the shares vest on the third anniversary of the grant, with the remaining one-half of the shares vesting in one-third increments upon attainment of pre-defined levels of appreciation in the market value of the Company's Class A Common Stock.  For grants made in fiscal 2013 and in November 2013, generally one-half of the shares vest on the third anniversary of the grant, one-quarter of the shares vest in one-third increments upon the attainment of pre-defined levels of adjusted earnings per share, and the remaining one-quarter of the shares vest in one-third increments upon attainment of pre-defined levels of appreciation in the market value of the Company's Class A Common Stock.  Additionally, restricted shares cannot vest until the first anniversary of the grant date. For grants made in July 2014, generally one-half of the shares vest on the third anniversary of the grant, with the remaining one-half of the shares vesting in one-third increments upon the attainment of pre-defined levels of adjusted EBITDA.  Unvested restricted shares generally expire on the earlier of five years from the date of grant, upon employment termination, or within specified time limits following voluntary employment termination (with the consent of the Company), retirement or death.  The Company issues restricted shares from treasury shares.

The Company maintains the 1994 Director Fee Plan (the "1994 Director Fee Plan"), and, after approval by the Company's shareholders in February 2014, the 2014 Director Fee Plan (the "2014 Director Fee Plan") (collectively, the "Director Fee Plans").  After adoption of the 2014 Director Fee Plan, there will be no further fees or share-based awards under the 1994 Director Fee Plan.  Under the 2014 Director Fee Plan, directors (except for the Chairman of the Board) who are not also officers of the Company each receive, as an annual retainer fee, either cash or shares of the Company's Class A Common Stock with a value equal to $60,000.  The annual retainer fee paid to a non-employee Chairman of the Board is $130,000.  Where the annual retainer fee is provided in shares, each director may elect to be paid these shares on a current basis or have such shares credited to a deferred stock account as phantom stock, with such shares to be paid to the director subsequent to leaving the Board.  The value of deferred shares is recorded in other liabilities.  A total of 17,005 shares had been deferred under the Director Fee Plans at September 30, 2014.  Additionally, directors who are not also officers of the Company each receive an annual stock-based grant (non-statutory stock options, stock appreciation rights and/or restricted shares) with a value of $100,000.  A total of 22,300 stock options have been granted under the Director Fee Plans.  At September 30, 2014, there were no options outstanding. Additionally, 120,503 shares of restricted stock have been granted under the Director Fee Plans, 37,457 of which were unvested at September 30, 2014.  A total of 150,000 shares have been authorized to be issued under the 2014 Director Fee Plan.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, continued

The following table provides information about grants under the Company's equity compensation plans as of September 30, 2014:

	Equity Compensation Plan Information
			Number of securities
			remaining available
			for future issuance
	Number of securities	Weighted-average	under equity
	to be issued upon	exercise price	compensation plans
	exercise of	of outstanding	(excluding
	outstanding options,	options, warrants	securities reflected
Plan category	warrants and rights	and rights	in column (a))
	(a)	(b)	(c)
Equity compensation plans
approved by security holders:
1992 Stock Incentive Plan	512,322	$38.62	-	(1)
2007 Equity Incentive Plan	-	-	-	(2)
2012 Equity Incentive Plan	-	-	1,907,538	(3)
Employee Stock Purchase Plan	-	-	1,594,096	(4)
1994 Director Fee Plan	17,005	-	-	(5)
2014 Director Fee Plan	-	-	132,647	(6)
Equity compensation plans not approved by security holders	None	None	None
Total	529,327	$38.62	3,634,281

(1)	As a result of the approval of the 2007 Equity Incentive Plan, no further grants or awards will be made under the 1992 Incentive Stock Plan.
(2)	As a result of the approval of the 2012 Equity Incentive Plan, no further grants or awards will be made under the 2007 Incentive Stock Plan.
(3)	The 2012 Equity Incentive Plan was approved in February 2013. The Plan provides for the grant or award of stock options, restricted shares, stock-based performance units and certain other types of stock based awards, with a maximum of 2,500,000 shares available for grants or awards.
(4)	Shares under the Employee Stock Purchase Plan (the "Plan") are purchased in the open market by employees at the fair market value of the Company's stock. The Company provides a matching contribution of 10% of such purchases subject to certain limitations under the Plan. As the Plan is an open market purchase plan, it does not have a dilutive effect.
(5)	As a result of the approval of the 2014 Director Fee Plan, no further grants or awards will be made under the 1994 Director Fee Plan.
(6)	Shares of restricted stock may be issued under the 2014 Director Fee Plan. The maximum number of shares authorized to be issued under the Director Fee Plan is 150,000 shares.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this item as to certain relationships and transactions with management and other related parties of the Company is hereby incorporated by reference from the information appearing under the captions "Proposal No. 1 – Election of Directors" and "Certain Transactions" in the Company's definitive proxy statement, which involves the election of directors and is to be filed with the Commission pursuant to the Exchange Act, within 120 days of the end of the Company's fiscal year ended September 30, 2014.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item as to the fees billed and the services provided by the principal accounting firm of the Company is hereby incorporated by reference from the information appearing under the caption "Relationship with Independent Registered Public Accounting Firm" in the Company's definitive proxy statement, which involves the election of directors and is to be filed with the Commission pursuant to  the Exchange Act within 120 days of the end of the Company's fiscal year ended September 30, 2014.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) 1.  Financial Statements:

The following items are included in Part II, Item 8:

Pages
Management's Report to Shareholders	35

Report of Independent Registered Public Accounting Firm	36-37

Consolidated Balance Sheets as of September 30, 2014 and 2013	38-39

Consolidated Statements of Income for the years ended September 30, 2014, 2013 and 2012	40

Consolidated Statements of Comprehensive Income for the years ended September 30, 2014, 2013 and 2012	41

Consolidated Statements of Shareholders' Equity for the years ended September 30, 2014, 2013 and 2012	42

Consolidated Statements of Cash Flows for the years ended September 30, 2014, 2013 and 2012	43

Notes to Consolidated Financial Statements	44-72

Supplementary Financial Information (unaudited)	73

2.	Financial Statement Schedules:

Schedule II - Valuation and Qualifying Accounts is included on page 74 in Part II, Item 8 of this Annual Report on Form 10-K.

3.	Exhibits Filed:

The index to exhibits is on pages 82-84.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 26, 2014.

MATTHEWS INTERNATIONAL CORPORATION
(Registrant)

By	/s/ Joseph C. Bartolacci
Joseph C. Bartolacci
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on November 26, 2014:

/s/ Joseph C. Bartolacci	/s/ Steven F. Nicola
Joseph C. Bartolacci	Steven F. Nicola
President and Chief Executive Officer	Chief Financial Officer, Secretary
(Principal Executive Officer)	and Treasurer (Principal Financial
and Accounting Officer)

/s/ John D. Turner	/s/ Morgan K. O'Brien
John D. Turner, Chairman of the Board	Morgan K. O'Brien, Director

/s/ Gregory S. Babe	/s/ John P. O'Leary, Jr.
Gregory S. Babe, Director	John P. O'Leary, Jr., Director

/s/ Katherine E. Dietze	/s/ David A. Schawk
Katherine E. Dietze, Director	David A. Schawk, Director

/s/ Alvaro Garcia-Tunon	/s/ Jerry R. Whitaker
Alvaro Garcia-Tunon, Director	Jerry R. Whitaker, Director

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
EXHIBITS
INDEX

The following Exhibits to this report are filed herewith or, if marked with an asterisk (*), are incorporated by reference.  Exhibits marked with an "a" represent a management contract or compensatory plan, contract or arrangement required to be filed by Item 601(b)(10)(iii) of Regulation S-K.

Exhibit No.	Description	Prior Filing or Sequential Page Numbers Herein

2.1	Agreement and Plan of Merger and Reorganization, dated as of March 16, 2014, by and among Matthews International Corporation, Moonlight Merger Sub Corp., Moonlight Merger Sub LLC and Schawk, Inc.*	Exhibit Number 2.1 to Form 8-K filed on March 19, 2014

3.1	Restated Articles of Incorporation*	Exhibit Number 3.1 to Form 10-K for the year ended September 30, 1994

3.2	Restated By-laws*	Exhibit Number 99.1 to Form 8-K dated October 18, 2007

4.1 a	Form of Revised Option Agreement of Repurchase (effective October 1, 1993)*	Exhibit Number 4.5 to Form 10-K for the year ended September 30, 1993

4.2	Form of Share Certificate for Class A Common Stock*	Exhibit Number 4.9 to Form 10-K for the year ended September 30, 1994

10.1	First Amended and Restated Loan Agreement*	Exhibit Number 10.1 to Form 8-K dated July 18, 2013

10.2	First Amendment to the First Amended and Restated Loan Agreement*	Exhibit Number 10.1 to Form 8-K filed on August 1, 2014

10.3	Second Amendment to the First Amended and Restated Loan Agreement*	Exhibit Number 10.2 to Form 8-K filed on August 1, 2014

10.4	Third Amendment to the First Amended and Restated Loan Agreement	Filed herewith

10.5	Voting and Support Agreement, dated March 16, 2014, by and among Matthews International Corporation and the Stockholders of Schawk, Inc.*	Exhibit Number 10.1 to Form 8-K filed on March 19, 2014

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
INDEX, Continued
Exhibit No.	Description	Prior Filing or Sequential Page Numbers Herein

10.6	Shareholder's Agreement, dated as of March 16, 2014, by and among Matthews International Corporation, the Shareholders named therein and David A. Schawk, in his capacity as the Family Representative*	Exhibit Number 10.2 to Form 8-K filed on March 19, 2014

10.7 a	Supplemental Retirement Plan (as amended through April 23, 2009)*	Exhibit Number 10.5a to Form 10-K for the year ended September 30, 2010

10.8 a	Officers Retirement Restoration Plan (effective April 23, 2009)*	Exhibit Number 10.6 to Form 10-K for the year ended September 30, 2009

10.9 a	1992 Stock Incentive Plan (as amended through April 25, 2006)*	Exhibit Number 10.1 to Form 10-Q for the quarter ended March 31, 2006

10.10 a	Form of Stock Option Agreement*	Exhibit Number 10.7 to Form 10-K for the year ended September 30, 2008

10.11 a	Form of Restricted Stock Agreement*	Exhibit Number 10.8 to Form 10-K for the year ended September 30, 2008

10.12 a	1994 Director Fee Plan (as amended through April 22, 2010)*	Exhibit Number 10.7 to Form 10-K For the year ended September 30, 2013

10.13 a	2014 Director Fee Plan*	Exhibit A to 2014 Proxy Statement

10.14 a	1994 Employee Stock Purchase Plan*	Exhibit Number 10.2 to Form 10-Q for the quarter ended March 31, 1995

10.15 a	2007 Equity Incentive Plan (as amended through September 26, 2008)*	Exhibit Number 10.11 to Form 10-K for the year ended September 30, 2008

10.16 a	2010 Incentive Compensation Plan*	Exhibit A to 2011 Proxy Statement

10.17 a	2012 Equity Incentive Plan*	Exhibit A to 2013 Proxy Statement

14.1	Form of Code of Ethics Applicable to Executive Management *	Exhibit Number 14.1 to Form 10-K for the year ended September 30, 2004

21	Subsidiaries of the Registrant	Filed Herewith

23	Consent of Independent Registered Public Accounting Firm	Filed Herewith

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
INDEX, Continued
Exhibit No.	Description	Prior Filing or Sequential Page Numbers Herein

31.1	Certification of Principal Executive Officer for Joseph C. Bartolacci	Filed Herewith

31.2	Certification of Principal Financial Officer for Steven F. Nicola	Filed Herewith

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Joseph C. Bartolacci	Filed Herewith

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Steven F. Nicola	Filed Herewith

Copies of any Exhibits will be furnished to shareholders upon written request.  Requests should be directed to Mr. Steven F. Nicola, Chief Financial Officer, Secretary and Treasurer of the Registrant.