Form 10-Q
period 2014-12-31
MATTHEWS INTERNATIONAL CORP
filed 2015-01-30
CIK 63296

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10‑Q

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Quarterly Period Ended December 31, 2014

Commission File No. 0‑9115

MATTHEWS INTERNATIONAL CORPORATION
(Exact Name of registrant as specified in its charter)

PENNSYLVANIA	25‑0644320
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

TWO NORTHSHORE CENTER, PITTSBURGH, PA	15212‑5851
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code	(412) 442‑8200

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

As of December 31, 2014, shares of common stock outstanding were:

Class A Common Stock 32,976,591shares

PART I ‑ FINANCIAL INFORMATION
MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollar amounts in thousands, except per share data)

	December 31, 2014		September 30, 2014

ASSETS
Current assets:
Cash and cash equivalents		$69,484		$75,604
Accounts receivable, net		267,571		282,730
Inventories		154,501		152,842
Deferred income taxes		13,690		13,283
Other current assets		41,020		49,456

Total current assets		546,266		573,915

Investments		27,088		23,130
Property, plant and equipment: Cost	$460,379		$459,388
Less accumulated depreciation	(254,490)		(250,073)
		205,889		209,315
Deferred income taxes		5,592		4,019
Other assets		18,590		20,027
Goodwill		805,132		819,467
Other intangible assets, net		362,915		381,862

Total assets		$1,971,472		$2,031,735

LIABILITIES
Current liabilities:
Long-term debt, current maturities		$14,671		$15,228
Trade accounts payable		53,008		72,040
Accrued compensation		49,064		60,690
Accrued income taxes		2,955		7,079
Deferred income taxes		101		235
Other current liabilities		101,653		98,011

Total current liabilities		221,452		253,283

Long-term debt		705,481		714,027
Accrued pension		78,956		78,550
Postretirement benefits		20,421		20,351
Deferred income taxes		124,035		129,335
Other liabilities		55,780		53,296
Total liabilities		1,206,125		1,248,842

SHAREHOLDERS' EQUITY
Shareholders' equity-Matthews:
Common stock	$36,334		$36,334
Additional paid-in capital	110,787		113,225
Retained earnings	816,689		806,040
Accumulated other comprehensive loss	(92,985)		(66,817)
Treasury stock, at cost	(109,414)		(109,950)
Total shareholders' equity-Matthews		761,411		778,832
Noncontrolling interests		3,936		4,061
Total shareholders' equity		765,347		782,893

Total liabilities and shareholders' equity		$1,971,472		$2,031,735

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended
	December 31,
	2014	2013

Sales	$343,584	$229,945
Cost of sales	(218,914)	(148,569)

Gross profit	124,670	81,376

Selling and administrative expenses	(99,085)	(66,697)

Operating profit	25,585	14,679

Investment income	271	874
Interest expense	(5,333)	(2,901)
Other deductions, net	(435)	(665)

Income before income taxes	20,088	11,987

Income taxes	(5,252)	(4,081)

Net income	14,836	7,906

Net loss attributable to noncontrolling interests	115	8

Net income attributable to Matthews shareholders	$14,951	$7,914

Earnings per share attributable to Matthews shareholders:
Basic	$.45	$.29

Diluted	$.45	$.29

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended December 31,
	Matthews		Noncontrolling Interest		Total
	2014	2013	2014	2013	2014	2013

Net income (loss):	$14,951	$7,914	$(115)	$(8)	$14,836	$7,906
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(26,282)	2,546	(10)	143	(26,292)	2,689
Pension plans and other postretirement benefits	925	528	-	-	925	528

Unrecognized gain (loss) on derivatives:
Net change from periodic revaluation	(1,468)	577	-	-	(1,468)	577
Net amount reclassified to earnings	657	656	-	-	657	656

Net change in unrecognized gain (loss) on derivatives	(811)	1,233	-		(811)	1,233
Other comprehensive income (loss), net of tax	(26,168)	4,307	(10)	143	(26,178)	4,450
Comprehensive income (loss)	$(11,217)	$12,221	$(125)	$135	$(11,342)	$12,356

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
for the three months ended December 31, 2014 and 2013 (Unaudited)
(Dollar amounts in thousands, except per share data)

		Shareholders' Equity - Matthews
				Accumulated
		Additional		Other		Non-
	Common	Paid-in	Retained	Comprehensive	Treasury	controlling
	Stock	Capital	Earnings	Income (Loss)	Stock	interests	Total
Balance, September 30, 2013	$36,334	$47,315	$775,762	$(26,940)	$(283,006)	$3,465	$552,930
Net income	-	-	7,914	-	-	(8)	7,906
Pension adjustments	-	-	-	528	-	-	528
Translation adjustment	-	-	-	2,546	-	143	2,689
Fair value of derivatives	-	-	-	1,233	-	-	1,233
Total comprehensive income							12,356
Stock-based compensation	-	1,574	-	-	-	-	1,574
Purchase of 102,177 shares of treasury stock	-	-	-	-	(4,195)	-	(4,195)
Issuance of 259,208 shares of treasury stock	-	(6,268)	-	-	8,079	-	1,811
Cancellation of 74,930 shares of treasury stock		3,068			(3,068)
Dividends, $.11 per share	-	-	(3,026)	-	-	-	(3,026)
Balance, December 31, 2013	$36,334	$45,689	$780,650	$(22,633)	$(282,190)	$3,600	$561,450

	Shareholders' Equity - Matthews
				Accumulated
		Additional		Other		Non-
	Common	Paid-in	Retained	Comprehensive	Treasury	controlling
	Stock	Capital	Earnings	Income (Loss)	Stock	interests	Total
Balance, September 30, 2014	$36,334	$113,225	$806,040	$(66,817)	$(109,950)	$4,061	$782,893
Net income	-	-	14,951	-	-	(115)	14,836
Pension adjustments	-	-	-	925	-	-	925
Translation adjustment	-	-	-	(26,282)	-	(10)	(26,292)
Fair value of derivatives	-	-	-	(811)	-	-	(811)
Total comprehensive income							(11,342)
Stock-based compensation	-	2,525	-	-	-	-	2,525
Purchase of 173,749 shares of treasury stock	-	-	-	-	(8,016)	-	(8,016)
Issuance of 303,214 shares of treasury stock	-	(6,164)	-	-	9,753	-	3,589
Cancellation of 32,739 shares of treasury stock		1,201			(1,201)
Dividends, $.13 per share	-	-	(4,302)	-	-	-	(4,302)
Balance, December 31, 2014	$36,334	$110,787	$816,689	$(92,985)	$(109,414)	$3,936	$765,347

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended
	December 31,
	2014	2013

Cash flows from operating activities:
Net income	$14,836	$7,906
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,428	9,264
Stock-based compensation expense	2,525	1,574
(Increase) decrease in deferred taxes	(7,605)	90
Gain on sale of assets	(31)	(598)
Unrealized gain on investments	-	(700)
Changes in working capital items	(12,704)	(7,554)
(Increase) decrease in other assets	(98)	2,645
Decrease in other liabilities	(1,395)	(3,524)
Increase in pension and postretirement benefits	1,945	2,318
Other, net	(3,609)	851

Net cash provided by operating activities	9,292	12,272

Cash flows from investing activities:
Capital expenditures	(9,268)	(4,569)
Proceeds from sale of assets	629	12
Proceeds from sale of subsidiary	10,418	-

Net cash provided by (used in) investing activities	1,779	(4,557)

Cash flows from financing activities:
Proceeds from long-term debt	10,928	7,683
Payments on long-term debt	(17,925)	(6,263)
Proceeds from the sale of treasury stock	3,727	1,655
Purchases of treasury stock	(8,016)	(3,995)
Dividends	(4,302)	(3,026)

Net cash used in financing activities	(15,588)	(3,946)

Effect of exchange rate changes on cash	(1,603)	137

Net change in cash and cash equivalents	$(6,120)	$3,906

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
December 31, 2014
(Dollar amounts in thousands, except per share data)

Note 1.   Nature of Operations

Matthews International Corporation ("Matthews" or the "Company"), founded in 1850 and incorporated in Pennsylvania in 1902, is a provider principally of brand solutions, memorialization products and industrial products.   Brand solutions includes brand development, deployment and management; printing plates and cylinders; pre-media services and imaging services for consumer packaged goods and retail customers; merchandising display systems; and marketing and design services.  Memorialization products consist primarily of bronze and granite memorials and other memorialization products, caskets and cremation equipment for the cemetery and funeral home industries.  Industrial products include marking and coding equipment and consumables, industrial automation products and order fulfillment systems for identifying, tracking, picking and conveying consumer and industrial products.

The Company has manufacturing and marketing facilities in the United States, Central and South America, Canada, Europe, Australia and Asia.

Note 2.   Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information for commercial and industrial companies and the instructions to Form 10‑Q and Rule 10‑01 of Regulation S‑X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three months ended December 31, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2015. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10‑K for the year ended September 30, 2014.  The consolidated financial statements include all domestic and foreign subsidiaries in which the Company maintains an ownership interest and has operating control.  All intercompany accounts and transactions have been eliminated.

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

Reclassifications and Revision:

Certain amounts in the consolidated financial statements of the prior year have been revised to conform to the current period's presentation.  These revisions are not material to the prior year presentation.

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

Level 2:                          Inputs other than quoted prices included within level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3:                          Unobservable inputs for the asset or liability.

The fair values of the Company's assets and liabilities measured on a recurring basis are categorized as follows:

	December 31, 2014				September 30, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Derivatives (1)	$-	$696		$696	$-	$2,457	-	$2,457
Trading securities	$19,038	-	-	$19,038	$19,038	-	-	$19,038
Total assets at fair value	$19,038	$696	-	$19,734	$19,038	$2,457	-	$21,495

Liabilities:
Derivatives (1)	$-	$1,696	-	$1,696	$-	$2,127	-	$2,127
Total liabilities at fair value	$-	$1,696	-	$1,696	$-	$2,127	-	$2,127

(1) Interest rate swaps are valued based on observable market swap rates and are classified within Level 2 of the fair value hierarchy.

Note 4.   Inventories

Inventories consisted of the following:

	December 31, 2014	September 30, 2014

Raw materials	$45,486	$46,152
Work in process	39,147	38,631
Finished goods	69,868	68,059
	$154,501	$152,842

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 5.   Debt

The Company has a domestic Revolving Credit Facility with a syndicate of financial institutions.  In connection with the acquisition of Schawk in July 2014, the Company entered into amendments to the Revolving Credit Facility to amend certain terms of the Revolving Credit Facility and increase the maximum amount of borrowings available under the facility from $500,000 to $900,000.  Borrowings under the amended facility bear interest at LIBOR plus a factor ranging from .75% to 2.00% (1.75% at December 31, 2014) based on the Company's leverage ratio.  The leverage ratio is defined as net indebtedness divided by EBITDA (earnings before interest, taxes, depreciation and amortization).  The Company is required to pay an annual commitment fee ranging from .15% to .25% (based on the Company's leverage ratio) of the unused portion of the facility.

The Revolving Credit Facility requires the Company to maintain certain leverage and interest coverage ratios.  A portion of the facility (not to exceed $30,000) is available for the issuance of trade and standby letters of credit. Outstanding borrowings on the Revolving Credit Facility at December 31, 2014 and September 30, 2014 were $670,000 and $680,000, respectively.  The weighted-average interest rate on outstanding borrowings at December 31, 2014 and December 31, 2013 was 2.51% and 2.54%, respectively.

The Company has entered into the following interest rate swaps:

Effective Date	Amount	Fixed Interest Rate	Interest Rate Spread at December 31, 2014	Maturity Date
October 2011	25,000	1.67%	1.75%	October 2015
March 2012	25,000	2.44%	1.75%	March 2015
June 2012	40,000	1.88%	1.75%	June 2022
August 2012	35,000	1.74%	1.75%	June 2022
September 2012	25,000	3.03%	1.75%	December 2015
September 2012	25,000	1.24%	1.75%	March 2017
November 2012	25,000	1.33%	1.75%	November 2015
May 2014	25,000	1.35%	1.75%	May 2018
November 2014	25,000	1.26%	1.75%	June 2018
March 2015	25,000	1.49%	1.75%	March 2019

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

The fair value of the interest rate swaps reflected an unrealized loss, net of unrealized gains, of $1,000 ($610 after tax) at December 31, 2014 and an unrealized gain, net of unrealized losses, of $330 ($201 after tax) at September 30, 2014. The net unrealized gain and loss are included in shareholders' equity as part of accumulated other comprehensive income ("AOCI").  Assuming market rates remain constant with the rates at December 31, 2014, a loss (net of tax) of approximately $859 included in AOCI is expected to be recognized in earnings over the next twelve months.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 5.  Debt (continued)

At December 31, 2014 and September 30, 2014, the interest rate swap contracts were reflected in the consolidated balance sheets as follows:

Derivatives	December 31, 2014	September 30, 2014
Current assets:
Other current assets	$99	$324
Long-term assets:
Other assets	597	2,133
Current liabilities:
Other current liabilities	(1,508)	(1,808)
Long-term liabilities:
Other liabilities	(188)	(319)
Total derivatives	$(1,000)	$330

The loss recognized on derivatives was as follows:

	Location of
Derivatives in	Loss	Amount of Loss
Cash Flow	Recognized in	Recognized in Income
Hedging	Income on	on Derivatives
Relationships	Derivative	Three Months Ended December 31,
		2014	2013

Interest rate swaps	Interest expense	$(1,077)	$(1,076)

The Company recognized the following gains or losses in AOCI:

Location of
Gain or
(Loss)
			Reclassified	Amount of Loss
	Amount of Gain or (Loss)		from	Reclassified from
Derivatives in	Recognized in		AOCI into	AOCI into Income
Cash Flow	AOCI on Derivatives		Income	(Effective Portion*)
Hedging Relationships	December 31, 2014	December 31, 2013	(Effective Portion*)	December 31, 2014	December 31, 2013

Interest rate swaps	$(1,468)	$577	Interest expense	$(657)	$(656)

*There is no ineffective portion or amount excluded from effectiveness testing.

The Company, through certain of its European subsidiaries, has a credit facility with a European bank.  The maximum amount of borrowings available under this facility is 25.0 million Euros ($30,248).  Outstanding borrowings under the credit facility totaled 21.1 million Euros ($25,589) and 17.5 million Euros ($22,055) at December 31, 2014 and September 30, 2014, respectively.  The weighted-average interest rate on outstanding borrowings under this facility at December 31, 2014 and 2013 was 1.27% and 1.37%, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 5.  Debt (continued)

The Company, through its German subsidiary, Saueressig GmbH & Co. KG ("Saueressig"), has several loans with various European banks.  Outstanding borrowings under these loans totaled 1.5 million Euros ($1,757) and 1.2 million Euros ($1,576) at December 31, 2014 and September 30, 2014, respectively.  The weighted-average interest rate on outstanding borrowings of Saueressig at December 31, 2014 and 2013 was 4.24% and 4.04%, respectively.

The Company, through its German subsidiary, Wetzel GmbH ("Wetzel"), has several loans with various European banks.  Outstanding borrowings on these loans totaled 2.7 million Euros ($3,264) and 2.9 million Euros ($3,624) at December 31, 2014 and September 30, 2014.  The weighted-average interest rate on outstanding borrowings of Wetzel at December 31, 2014 and 2013 was 5.74% and 7.53%, respectively.

The Company, through its wholly-owned subsidiary, Matthews International S.p.A., has several loans with various Italian banks.  Outstanding borrowings on these loans totaled 4.5 million Euros ($5,418) and 5.5 million Euros ($6,922) at December 31, 2014 and September 30, 2014, respectively.  Matthews International S.p.A. also has three lines of credit totaling 11.3 million Euros ($13,708) with the same Italian banks.  Outstanding borrowings on these lines were 4.1 million Euros ($4,935) and 4.8 million Euros ($6,063) at December 31, 2014 and September 30, 2014, respectively.  The weighted-average interest rate on outstanding Matthews International S.p.A. borrowings at December 31, 2014 and 2013 was 3.18% and 3.16%, respectively.

As of December 31, 2014 and September 30, 2014 the fair value of the Company's long-term debt, including current maturities, approximated the carrying value included in the Condensed Consolidated Balance Sheet.

Note 6.   Share-Based Payments

The Company maintains an equity incentive plan (the "2012 Equity Incentive Plan") that provides for grants of stock options, restricted shares, stock-based performance units and certain other types of stock-based awards.  The Company also maintains an equity incentive plan (the "2007 Equity Incentive Plan") and a stock incentive plan (the "1992 Incentive Stock Plan") that previously provided for grants of stock options, restricted shares and certain other types of stock-based awards.  Under the 2012 Equity Incentive Plan, which has a ten-year term, the maximum number of shares available for grants or awards is an aggregate of 2,500,000.  There will be no further grants under the 2007 Equity Incentive Plan or the 1992 Incentive Stock Plan.  At December 31, 2014, there were 1,496,798 shares reserved for future issuance under the 2012 Equity Incentive Plan. All plans are administered by the Compensation Committee of the Board of Directors.

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

With respect to outstanding restricted share grants, for grants made prior to fiscal 2013, generally one-half of the shares vest on the third anniversary of the grant, with the remaining one-half of the shares vesting in one-third increments upon attainment of pre-defined levels of appreciation in the market value of the Company's Class A Common Stock.  For grants made in and after fiscal 2013, generally one-half of the shares vest on the third anniversary of the grant, one-quarter of the shares vest in one-third increments upon the attainment of pre-defined levels of adjusted earnings per share, and the remaining one-quarter of the shares vest in one-third increments upon attainment of pre-defined levels of appreciation in the market value of the Company's Class A Common Stock.  Additionally, restricted shares cannot vest until the first anniversary of the grant date.  Unvested restricted shares generally expire on the earlier of five years from

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 6.   Share-Based Payments (continued)

the date of grant, upon employment termination, or within specified time limits following voluntary employment termination (with the consent of the Company), retirement or death.  The Company issues restricted shares from treasury shares.

For the three-month periods ended December 31, 2014 and 2013, total stock-based compensation cost totaled $2,525 and $1,574, respectively.  The associated future income tax benefit recognized was $985 and $614 for the three-month periods ended December 31, 2014 and 2013, respectively.

For the three-month periods ended December 31, 2014 and 2013, the amount of cash received from the exercise of stock options was $3,727 and $1,855, respectively.  In connection with these exercises, the tax benefits realized by the Company for the three-month periods ended December 31, 2014 and 2013 were $315 and $177, respectively.

The transactions for restricted stock for the three months ended December 31, 2014 were as follows:

		Weighted-
		average
		grant-date
	Shares	fair value
Non-vested at September 30, 2014	575,150	$33.83
Granted	205,370	40.13
Vested	(138,584)	34.76
Expired or forfeited	(32,739)	24.23
Non-vested at December 31, 2014	609,197	36.26

As of December 31, 2014, the total unrecognized compensation cost related to unvested restricted stock was $13,585 and is expected to be recognized over a weighted average period of 2.1 years.

The transactions for shares under options for the quarter ended December 31, 2014 were as follows:

			Weighted-
		Weighted-	average	Aggregate
		average	remaining	intrinsic
	Shares	exercise price	contractual term	value
Outstanding, September 30, 2014	512,322	$38.62
Granted	-	-
Exercised	(97,844)	38.09
Expired or forfeited	(68,557)	36.52
Outstanding, December 31, 2014	345,921	39.19	1.4	$3,280
Exercisable, December 31, 2014	101,933	38.76	1.3	$1,010

No options vested during the three months ended December 31, 2014 and 2013, respectively.  The intrinsic value of options (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during the three-month periods ended December 31, 2014 and 2013 was $841 and $488, respectively.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 6.   Share-Based Payments (continued)

The transactions for non-vested options for the quarter ended December 31, 2014 were as follows:

		Weighted-average
		grant-date
Non-vested shares	Shares	fair value
Non-vested at September 30, 2014	312,442	$11.21
Expired or forfeited	(68,454)	11.70
Non-vested at December 31, 2014	243,988	11.07

The fair value of each restricted stock grant is estimated on the date of grant using a binomial lattice valuation model.  The following table indicates the assumptions used in estimating fair value of restricted stock granted during the periods ended December 31, 2014 and 2013.

	Three Months Ended December 31,
	2014	2013
Expected volatility	22.2%	26.6%
Dividend yield	1.0%	1.1%
Average risk-free interest rate	1.7%	1.4%
Average expected term (years)	1.8	2.0

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

The Company maintains the 1994 Director Fee Plan, and, after approval by the Company's shareholders in February 2014, the 2014 Director Fee Plan (collectively, the "Director Fee Plans").  After adoption of the 2014 Director Fee Plan, there will be no further fees or share-based awards under the 1994 Director Fee Plan.  Under the 2014 Director Fee Plan, directors (except for the Chairman of the Board) who are not also officers of the Company each receive, as an annual retainer fee for fiscal 2015, either cash or shares of the Company's Class A Common Stock with a value equal to $75.  The annual retainer fee for fiscal 2015, paid to a non-employee Chairman of the Board is $175.  Where the annual retainer fee is provided in shares, each director may elect to be paid these shares on a current basis or have such shares credited to a deferred stock account as phantom stock, with such shares to be paid to the director subsequent to leaving the Board.  The value of deferred shares is recorded in other liabilities.  A total of 17,005 shares had been deferred under the Director Fee Plans at December 31, 2014.  Additionally, directors who are not also officers of the Company each receive an annual stock-based grant (non-statutory stock options, stock appreciation rights and/or restricted shares) with a value of $110 for fiscal 2015.  A total of 22,300 stock options have been granted under the Director Fee Plans.  At December 31, 2014, there were no options outstanding. Additionally, 120,503 shares of restricted stock have been granted under the Director Fee Plans, 37,457 of which were unvested at December 31, 2014.  A total of 150,000 shares have been authorized to be issued under the 2014 Director Fee Plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 7.   Earnings Per Share Attributable to Matthews Shareholders

The information used to compute earnings per share attributable to Matthews' common shareholders was as follows:

	Three Months Ended
	December 31,
	2014	2013
Net income attributable to Matthews shareholders	$14,951	$7,914
Less: dividends and undistributed earnings allocated to participating securities	5	41
Net income available to Matthews shareholders	$14,946	$7,873

Weighted-average shares outstanding (in thousands):
Basic shares	32,919	27,125
Effect of dilutive securities	174	227
Diluted shares	33,093	27,352

There were no anti-dilutive securities for the three months ended December 31, 2014 or 2013.

Note 8.   Pension and Other Postretirement Benefit Plans
The Company provides defined benefit pension and other postretirement plans to certain employees. Net periodic pension and other postretirement benefit cost for the plans included the following:

	Three Months Ended December 31,
	Pension		Other Postretirement
	2014	2013	2014	2013

Service cost	$1,655	$1,582	$114	$109
Interest cost	2,145	2,213	221	230
Expected return on plan assets	(2,470)	(2,396)	-	-
Amortization:
Prior service cost	(45)	(52)	(49)	(22)
Net actuarial loss (gain)	1,564	991	-	(49)

Net benefit cost	$2,849	$2,338	$286	$268

Benefit payments under the Company's principal retirement plan are made from plan assets, while benefit payments under the postretirement benefit plan are made from the Company's operating funds.  Under IRS regulations, the Company is not required to make any significant contributions to its principal retirement plan in fiscal year 2015.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 8.   Pension and Other Postretirement Benefit Plans (continued)

Contributions made and anticipated for fiscal year 2015 are as follows:

Contributions	Pension	Other Postretirement

Contributions during the three months ended December 31, 2014:
Supplemental retirement plan	$181	$-
Other postretirement plan	-	231

Additional contributions expected in fiscal 2015:
Supplemental retirement plan	552	-
Other postretirement plan	-	695

Note 9.   Accumulated Other Comprehensive Income

The change in AOCI by component, net of tax, for the three month periods ended December 31, 2014 and 2013 were as follows:

		Post-retirement benefit plans	Currency translation adjustment		Derivatives	Total
Attributable to Matthews:
Balance, September 30, 2013		$(30,100)	$3,714		$(554)	$(26,940)
OCI before reclassification		-	2,546		577	3,123
Amounts reclassified from AOCI	(a)	528	-	(b)	656	1,184
Net current-period OCI		528	2,546		1,233	4,307
Balance, December 31, 2013		$(29,572)	$6,260		$679	$(22,633)
Attributable to noncontrolling interest:
Balance, September 30, 2013		-	$401		-	$401
OCI before reclassification		-	143		-	143
Net current-period OCI		-	143		-	143
Balance, December 31, 2013		-	$544		-	$544

		Post-retirement benefit plans	Currency translation adjustment		Derivatives	Total
Attributable to Matthews:
Balance, September 30, 2014		$(39,651)	$(27,367)		$201	$(66,817)
OCI before reclassification		-	(26,282)		(1,468)	(27,750)
Amounts reclassified from AOCI	(a)	925	-	(b)	657	1,582
Net current-period OCI		925	(26,282)		(811)	(26,168)
Balance, December 31, 2014		$(38,726)	$(53,649)		$(610)	$(92,985)
Attributable to noncontrolling interest:
Balance, September 30, 2014		-	$516		-	$516
OCI before reclassification		-	(10)		-	(10)
Net current-period OCI		-	(10)		-	(10)
Balance, December 31, 2014		-	$506		-	$506

(a)	Amounts were included in net periodic benefit cost for pension and other postretirement benefit plans (see note 8).
(b)	Amounts were included in interest expense in the periods the hedged item affected earnings (see note 5).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 9.   Accumulated Other Comprehensive Income (continued)

Reclassifications out of AOCI for the three month periods ended December 31, 2014 and 2013 were as follows:

Details about AOCI Components	2014	2013		Affected line item in the Statement of income

Postretirement benefit plans
Prior service (cost) credit	$94	$74	(a)
Actuarial losses	(1,564)	(942)	(a)
	(1,470)	(868)	(b)	Total before tax
	(545)	(340)		Tax provision (benefit)
	$(925)	$(528)		Net of tax
Derivatives
Interest rate swap contracts	$(1,077)	$(1,076)		Interest expense
	(1,077)	(1,076)	(b)	Total before tax
	(420)	(420)		Tax provision (benefit)
	$(657)	$(656)		Net of tax

(a)	Amounts are included in the computation of pension and other postretirement benefit expense, which is reported in both cost of goods sold and selling and administrative expenses. For additional information, see Note 8.
(b)	For pre-tax items, positive amounts represent income and negative amounts represent expense.

Note 10.   Income Taxes

Income tax provisions for the Company's interim periods are based on the effective income tax rate expected to be applicable for the full year. The Company's effective tax rate for the three months ended December 31, 2014 was 26.1%, compared to 34.1% for the first quarter of fiscal 2014.  The decrease in the effective tax rate for the fiscal 2015 first quarter primarily reflected the benefit of the utilization of certain tax attributes as a result of legal structure reorganization in foreign jurisdictions.  The difference between the Company's fiscal 2015 first quarter effective tax rate and the Federal statutory rate of 35.0% primarily reflected the impact of state taxes, offset by lower foreign income taxes.

The Company had unrecognized tax benefits (excluding penalties and interest) of $4,453 and $4,311 on December 31, 2014 and September 30, 2014, respectively, all of which, if recorded, would impact the 2015 annual effective tax rate.

The Company classifies interest and penalties on tax uncertainties as a component of the provision for income taxes. The Company included $28 in interest and penalties in the provision for income taxes for the first quarter of fiscal 2015. Total penalties and interest accrued were $2,163 and $2,135 at December 31, 2014 and September 30, 2014, respectively.  These accruals may potentially be applicable in the event of an unfavorable outcome of uncertain tax positions.

The Company is currently under examination in several tax jurisdictions and remains subject to examination until the statute of limitations expires for those tax jurisdictions.  As of December 31, 2014, the tax years that remain subject to examination by major jurisdiction generally are:

United States – Federal	2011 and forward
United States – State	2010 and forward
Canada	2009 and forward
Europe	2009 and forward
United Kingdom	2013 and forward
Australia	2010 and forward
Asia	2008 and forward

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 11.   Segment Information

In the first quarter of fiscal 2015, the Company changed its segment reporting to reflect a realignment of its operations, and changes in the management of its business.  The Company is now managing and reporting its businesses under three segments: SGK Brand Solutions, Memorialization and Industrial. The SGK Brand Solutions segment is comprised of graphics imaging products and services, including Schawk, Inc. ("Schawk"), merchandising display systems, and marketing and design services. The Memorialization segment is comprised of the Company's cemetery products, funeral home products and cremation operations.  The Industrial segment is comprised of the Company's marking and automation products and fulfillment systems. Prior periods have been restated to conform with the current presentation.  Management evaluates segment performance based on operating profit (before income taxes) and does not allocate non-operating items such as investment income, interest expense, other income (deductions), net and minority interest.

Information about the Company's segments follows:

	Three Months Ended
	December 31,
	2014	2013
Sales to external customers:
SGK Brand Solutions	$200,834	$91,062
Memorialization	116,223	117,360
Industrial	26,527	21,523
	343,584	$229,945

Operating profit:
SGK Brand Solutions	$1,850	$1,318
Memorialization	21,486	12,221
Industrial	2,249	1,140
	$25,585	$14,679

Note 12.   Acquisitions

On July 29, 2014, the Company acquired Schawk, a leading global brand development, activation and brand deployment company headquartered in Des Plaines, Illinois.  Under the terms of the transaction, Schawk shareholders received $11.80 cash and 0.20582 shares of Matthews' common stock for each Schawk share held.  Based on the closing price of Matthews' stock on July 28, 2014, the transaction represented an implied price of $20.74 per share and a total enterprise value (which included net outstanding debt, net of cash acquired) of $616,686.  Schawk provides comprehensive brand development and brand deployment services to clients primarily in the consumer packaged goods, retail and life sciences markets.  Schawk creates and sells its clients' brands, produces brand assets and protects brand equities to help drive brand performance.  Schawk delivers its services through more than 155 locations in over 20 countries across North and South America, Europe, Asia and Australia.  The preliminary purchase price allocation related to the Schawk acquisition is not finalized as of December 31, 2014, and is based upon a preliminary valuation which is subject to change as the Company obtains additional information, including with respect to fixed assets, intangible assets, certain liabilities and related taxes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 12.   Acquisitions (continued)

The following information presents a summary of the consolidated results of Matthews combined with Schawk as if the acquisition had occurred on October 1, 2013:

	Three Months Ended, December 31,
	2014	2013
Sales	$343,584	$344,225
Income before income taxes	20,088	16,668
Net income	14,836	10,306
Earnings per share	$.45	$.31

The unaudited pro forma results for the three months ended December 31, 2013 have been prepared for comparative purposes only and include certain adjustments, such as interest expense on acquisition debt and acquisition related costs.  The pro forma information does not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred on the date indicated, or which may result in the future.

Note 13.   Goodwill and Other Intangible Assets

Goodwill is not amortized, but is subject to periodic review for impairment.  In general, when the carrying value of a reporting unit exceeds its implied fair value, an impairment loss must be recognized.  For purposes of testing for impairment, the Company uses a combination of valuation techniques, including discounted cash flows.  Intangible assets are amortized over their estimated useful lives, unless such lives are considered to be indefinite.  The Company performs its annual impairment review of goodwill and indefinite lived trade names in the second fiscal quarter.  A significant decline in cash flows generated from these assets may result in a write-down of the carrying values of the related assets.  The Company performed its annual impairment reviews in the second quarters of fiscal 2014 and 2013 and determined that no adjustments to the carrying values of goodwill were necessary.  Recent economic conditions in Europe have unfavorably impacted the operating results of the graphics imaging business within the SGK Brand Solutions segment.  For the graphics imaging reporting unit in 2014, the estimated fair value exceeded its carrying value by less than 10%, resulting in no goodwill impairment for the unit.  While the graphics imaging reporting unit passed the first step of the impairment test, if its operating profits or another significant assumption were to deteriorate in the future, it could adversely affect the estimated fair value of the reporting unit.  Factors that could have a negative impact on the estimated fair value of the graphics imaging reporting unit include a further delay in the recovery of the European market, continued pricing pressure, declines in expected volumes, and an increase in discount rates.  If the Company is unsuccessful in its plans to recover the profitability of this business, the estimated fair value could decline and lead to a potential goodwill impairment in the future.  The graphics imaging reporting unit did not include Schawk at the time of the fiscal 2014 impairment review.  Schawk will be included in the graphics imaging reporting unit for the fiscal 2015 impairment review.

A summary of the carrying amount of goodwill attributable to each segment as well as the changes in such amounts are as follows:

	SGK Brand Solutions	Memorialization	Industrial	Consolidated

Goodwill	$501,050	$278,282	$50,887	$830,219
Accumulated impairment losses	(5,752)	(5,000)	-	(10,752)
Balance at September 30, 2014	495,298	273,282	50,887	819,467

Additions during period	-	-	-	-
Translation and other adjustments	(12,827)	(1,439)	(69)	(14,335)
Goodwill	488,223	276,843	50,818	815,884
Accumulated impairment losses	(5,752)	(5,000)	-	(10,752)
Balance at December 31, 2014	$482,471	$271,843	$50,818	$805,132

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 13.   Goodwill and Other Intangible Assets (continued)

The following tables summarize the carrying amounts and related accumulated amortization for intangible assets as of December 31, 2014 and September 30, 2014, respectively.

	Carrying	Accumulated
	Amount	Amortization	Dispositions	Net
December 31, 2014:
Trade names	$142,356	$- *	$-	$142,356
Trade names	2,765	(2,107)	-	658
Customer relationships	254,743	(28,926)	(7,715)	218,102
Copyrights/patents/other	14,441	(9,752)	(2,890)	1,799
	$414,305	$(40,785)	$(10,605)	$362,915

September 30, 2014:
Trade names	$142,529	$- *	$-	$142,529
Trade names	2,854	(2,121)	-	733
Customer relationships	258,441	(24,785)	-	233,656
Copyrights/patents/other	14,528	(9,584)	-	4,944
	$418,352	$(36,490)	$-	$381,862
* Not subject to amortization

The net change in intangible assets during the three months ended December 31, 2014 included the impact of foreign currency fluctuations during the period and additional amortization.  In addition, the Company completed the sale of a majority ownership in its Schawk Digital Solutions business, which was acquired in 2014 as part of the Schawk acquisition.  Net proceeds from this transaction totaled approximately $10,400, and the sale primarily resulted in the disposal of working capital and intangible assets, and the recognition of a cost-basis investment in this business.  No gain or loss was recognized on the sale.

Amortization expense on intangible assets was $4,650 and $1,174 for the three-month periods ended December 31, 2014 and 2013, respectively.  The remaining amortization expense is estimated to be $14,552 in 2015, $18,308 in 2016, $17,295 in 2017, $16,170 in 2018 and $15,298 in 2019.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT:

The following discussion should be read in conjunction with the consolidated financial statements of Matthews International Corporation ("Matthews" or the "Company") and related notes thereto included in this Quarterly Report on Form 10-Q and the Company's Annual Report on Form 10-K for the year ended September 30, 2014.  Any forward-looking statements contained herein are included pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements involve known and unknown risks and uncertainties that may cause the Company's actual results in future periods to be materially different from management's expectations.  Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove correct.  Factors that could cause the Company's results to differ materially from the results discussed in such forward-looking statements principally include changes in domestic or international economic conditions, changes in foreign currency exchange rates, changes in the cost of materials used in the manufacture of the Company's products, changes in death rates, changes in product demand or pricing as a result of consolidation in the industries in which the Company operates, changes in product demand or pricing as a result of domestic or international competitive pressures, unknown risks in connection with the Company's acquisitions, including the risks associated with the Company's recent acquisition of Schawk, Inc. ("Schawk"), and technological factors beyond the Company's control.  In addition, although the Company does not have any customers that would be considered individually significant to consolidated sales, changes in the distribution of the Company's products or the potential loss of one or more of the Company's larger customers are also considered risk factors.

RESULTS OF OPERATIONS:

In the first quarter of fiscal 2015, the Company changed its segment reporting to reflect a realignment of its operations, and changes in the management of its business.  The Company is now managing and reporting its businesses under three segments: SGK Brand Solutions, Memorialization and Industrial. The SGK Brand Solutions segment is comprised of graphics imaging products and services, including Schawk, Inc. ("Schawk"), merchandising display systems, and marketing and design services. The Memorialization segment is comprised of the Company's cemetery products, funeral home products and cremation operations.  The Industrial segment is comprised of the Company's marking and automation products and fulfillment systems. Prior periods have been restated to conform with the current presentation. (Segment information is set forth in this report in Note 11, "Segment Information" in Item 1-"Financial Statements").

The following table sets forth the sales and operating profit for the Company's three reporting segments for the quarters ended December 31, 2014 and 2013.

	Three Months Ended
(In thousands)	December 31,
	2014	2013
Sales:
SGK Brand Solutions	$200,834	$91,062
Memorialization	116,223	117,360
Industrial	26,527	21,523
	$343,584	$229,945

Operating Profit:
SGK Brand Solutions	$1,850	$1,318
Memorialization	21,486	12,221
Industrial	2,249	1,140
	$25,585	$14,679

Sales for the quarter ended December 31, 2014 were $343.6 million, compared to $229.9 million for the three months ended December 31, 2013.  The increase in fiscal 2015 sales principally reflected the acquisition of Schawk, higher sales in the SGK Brand Solutions segment, excluding Schawk, and strong performance in the Industrial segment.  Consolidated sales for the current quarter were unfavorably impacted by changes in foreign currencies against the U.S. dollar of approximately $7.5 million.

In the SGK Brand Solutions segment, sales for the fiscal 2015 first quarter were $200.8 million, compared to $91.1 million for the fiscal 2014 first quarter.  The increase resulted principally from the acquisition of Schawk ($106.9 million), and higher sales, excluding the Schawk acquisition, in the U.S. and European markets.  These increases were partially offset by the unfavorable impact of changes in foreign currency values against the U.S. dollar of approximately $5.6 million.  Excluding the impact of the Schawk acquisition and changes in foreign currency exchange rates, fiscal 2015 sales for the SGK Brand Solutions segment increased $8.4 million, compared to the prior year, reflecting higher sales in all principal markets, particularly Europe.  Memorialization segment sales for the fiscal 2015 first quarter were $116.2 million, compared to $117.4 million for the first quarter of fiscal 2014.  The Memorialization segment sales reflected higher sales of bronze and granite memorials and higher cremation equipment sales in the U.S. market, offset by lower mausoleum sales, lower cremation equipment sales in Europe and the U.K., and the unfavorable impact of changes in foreign currency values against the U.S. dollar of approximately $1.3 million.  Industrial segment sales were $26.5 million for the first quarter of fiscal 2015, compared to $21.5 million for the first quarter of fiscal 2014.  The increase resulted principally from higher sales of warehouse control systems and higher unit volume of marking products and related inks, primarily in North America.  These increases were partially offset by the unfavorable impact of changes in foreign currency values against the U.S. dollar of approximately $600,000.

Gross profit for the quarter ended December 31, 2014 was $124.7 million, compared to $81.4 million for the same period a year ago.  Consolidated gross profit as a percent of sales was 36.3% for the first quarter of fiscal 2015, compared to 35.4% in the fiscal 2014 first quarter.  The increase in consolidated gross profit primarily reflected the impact of higher sales.  The improvement in gross profit as a percent of sales reflected the favorable margin impact from the Schawk acquisition.

Selling and administrative expenses for the three months ended December 31, 2014 were $99.1 million, compared to $66.7 million for the first quarter of fiscal 2014.  Consolidated selling and administrative expenses as a percent of sales were 28.8% for the quarter ended December 31, 2014, compared to 29.0% for the same period last year.  The increase in selling and administrative expenses was primarily attributable to higher sales and the acquisition of Schawk.  In addition, fiscal 2015 selling and administrative expenses included the impact of the favorable settlement of litigation, net of related expenses, in the Memorialization segment of $9.0 million, partially offset by expenses of $6.9 million related to Schawk acquisition integration activities, an increase of $3.6 million in intangible asset amortization related to the Schawk acquisition and expenses related to strategic cost-structure initiatives of $1.0 million.  Fiscal 2014 first quarter selling and administrative expenses included expenses related to strategic cost-structure initiatives of $2.2 million and litigation-related expenses in the Memorialization segment of $522,000.

Operating profit for the quarter ended December 31, 2014 was $25.6 million, compared to $14.7 million for the quarter ended December 31, 2013.  The SGK Brand Solutions segment operating profit for the quarter ended December 31, 2014 was $1.9 million, compared to $1.3 million for the same period a year ago.  The increase was primarily attributable to the impact of the Schawk acquisition and higher sales, exclusive of the acquisition.  Fiscal 2015 first quarter operating profit included $6.9 million of acquisition integration expenses and a $3.6 million increase in intangible asset amortization related to the Schawk acquisition, and $816,000 of expenses related to strategic cost-structure initiatives.   Operating profit for the SGK Brand Solutions segment in the first quarter of fiscal 2014 included expenses related to strategic cost structure initiatives of $405,000.  Memorialization segment operating profit for the fiscal 2015 first quarter was $21.5 million, compared to $12.2 million for the first quarter of fiscal 2014.  The increase reflected the impact of the favorable settlement of litigation, net of related expenses, of $9.0 million.  Operating profit for the Memorialization segment in the first quarter of fiscal 2014 included expenses related to strategic cost-structure initiatives of $1.4 million and litigation-related expenses in the Memorialization segment of $522,000.  Excluding the impact of these items from both periods, operating profit for the Memorialization segment declined approximately $1.5 million, primarily reflecting higher material (wood and steel) costs.  Operating profit for the Industrial segment for the fiscal 2015 first quarter was $2.2 million, compared to $1.1 million for the same period a year ago.  The increase primarily resulted from the favorable impact of higher sales.

Investment income was $271,000 for the quarter ended December 31, 2014, compared to $874,000 for the quarter ended December 31, 2013.  The decrease reflected lower rates of return on investments held in trust for certain of the Company's benefit plans.  Interest expense for the fiscal 2015 first quarter was $5.3 million, compared to $2.9 million for the same period a year ago.  The increase in interest expense primarily reflected higher average debt levels resulting from the acquisition of Schawk in July 2014.  Other deductions, net, for the quarter ended December 31, 2014 represented a decrease in pre-tax income of $435,000, compared to a decrease in pre-tax income of $665,000 for the same quarter a year ago.  Other income and deductions generally include banking related fees and the impact of currency gains and losses on certain intercompany debt and foreign denominated receivables and payables.

The Company's effective tax rate for the three months ended December 31, 2014 was 26.1%, compared to 34.1% for the first quarter of fiscal 2014 and 34.6% for the fiscal 2014 full year.  The decrease in the effective tax rate for the fiscal 2015 first quarter primarily reflected the benefit of the utilization of certain tax attributes as a result of legal structure reorganization in foreign jurisdictions.  The effective tax rate in fiscal 2014 included the impact of non-deductible acquisition costs.  The difference between the Company's effective tax rate and the Federal statutory rate of 35.0% primarily reflected the impact of state taxes, offset by lower foreign income taxes.

Net earnings attributable to noncontrolling interests was a loss of $115,000 in the fiscal 2015 first quarter, compared to a loss of $8,000 for the same period a year ago.  The increase in the loss related to noncontrolling interests primarily reflected losses in less than wholly-owned Memorialization businesses.

GOODWILL AND OTHER INTANGIBLE ASSETS:

Goodwill is not amortized, but is subject to periodic review for impairment.  In general, when the carrying value of a reporting unit exceeds its implied fair value, an impairment loss must be recognized.  For purposes of testing for impairment, the Company uses a combination of valuation techniques, including discounted cash flows.  Intangible assets are amortized over their estimated useful lives, unless such lives are considered to be indefinite.  The Company performs its annual impairment review of goodwill and indefinite lived trade names in the second fiscal quarter.  A significant decline in cash flows generated from these assets may result in a write-down of the carrying values of the related assets.  The Company performed its annual impairment reviews in the second quarters of fiscal 2014 and 2013 and determined that no adjustments to the carrying values of goodwill were necessary.  Recent economic conditions in Europe have unfavorably impacted the operating results of the graphics imaging business within the SGK Brand Solutions segment.  For the graphics imaging reporting unit in 2014, the estimated fair value exceeded its carrying value by less than 10%, resulting in no goodwill impairment for the unit.  While the graphics imaging reporting unit passed the first step of the impairment test, if its operating profits or another significant assumption were to deteriorate in the future, it could adversely affect the estimated fair value of the reporting unit.  Factors that could have a negative impact on the estimated fair value of the graphics imaging reporting unit include a further delay in the recovery of the European market, continued pricing pressure, declines in expected volumes, and an increase in discount rates.  If the Company is unsuccessful in its plans to recover the profitability of this business, the estimated fair value could decline and lead to a potential goodwill impairment in the future.  The graphics imaging reporting unit did not include Schawk at the time of the fiscal 2014 impairment review.  Schawk will be included in the graphics imaging reporting unit for the fiscal 2015 impairment review.

LIQUIDITY AND CAPITAL RESOURCES:

Net cash provided by operating activities was $9.3 million for the first quarter of fiscal 2015, compared to $12.3 million for the first quarter of fiscal 2014.  Operating cash flow for both periods reflected net income adjusted for depreciation, amortization, stock-based compensation expense and non-cash pension expense.  Net changes in working capital items, which principally related to fiscal year-end compensation-related payments, resulted in a use of working capital of approximately $12.7 million in fiscal 2015.  Net changes in working capital items, which principally related to increases in inventory and fiscal year-end compensation-related payments, resulted in a use of working capital of approximately $7.6 million in fiscal 2014.

Cash provided by investing activities was $1.8 million for the quarter ended December 31, 2014, compared to cash used in investing activities of $4.6 million for the quarter ended December 31, 2013.  Investing activities for the first quarter of fiscal 2015 primarily reflected capital expenditures of $9.3 million and net proceeds of $10.4 million from the sale of a subsidiary.  Investing activities for the first quarter of fiscal 2014 primarily reflected capital expenditures.

Capital expenditures reflected reinvestment in the Company's business segments and were made primarily for the purchase of new manufacturing machinery, equipment and facilities designed to improve product quality, increase manufacturing efficiency, lower production costs and meet regulatory requirements.  Capital expenditures for the last three fiscal years were primarily financed through operating cash.  Capital spending for property, plant and equipment has averaged $29.1 million for the last three fiscal years.  Capital spending for fiscal 2015 is currently expected to be approximately $60.0 million.  The increase in fiscal 2015 expected capital spending reflects the addition of the historical capital requirements of Schawk, and additional information technology capital spending related to the Company's systems integration activities, primarily arising from the Schawk acquisition.  The Company expects to generate sufficient cash from operations to fund all anticipated capital spending projects.

Cash used in financing activities for the quarter ended December 31, 2014 was $15.6 million, primarily reflecting repayment of long-term debt, net of proceeds from borrowings, of $7.0 million, proceeds from the sale of treasury stock (stock option exercises) of $3.7 million, treasury stock purchases of $8.0 million, and dividends of $4.3 million to the Company's shareholders.  Cash used in financing activities for the quarter ended December 31, 2013 was $3.9 million, primarily reflecting long-term debt proceeds, net of repayments, of $1.4 million, proceeds from the sale of treasury stock (stock option exercises) of $1.7 million, treasury stock purchases of $4.0 million and dividends of $3.0 million to the Company's shareholders.

The Company has a domestic Revolving Credit Facility with a syndicate of financial institutions.  In connection with the acquisition of Schawk in July 2014, the Company amended certain terms of the Revolving Credit Facility to increase the maximum amount of borrowings available under the facility from $500.0 million to $900.0 million.  Borrowings under the amended facility bear interest at LIBOR plus a factor ranging from .75% to 2.00% (1.75% at December 31, 2014) based on the Company's leverage ratio.  The leverage ratio is defined as net indebtedness divided by EBITDA (earnings before interest, taxes, depreciation and amortization).  The Company is required to pay an annual commitment fee ranging from .15% to .25% (based on the Company's leverage ratio) of the unused portion of the facility.

The Revolving Credit Facility requires the Company to maintain certain leverage and interest coverage ratios.  A portion of the facility (not to exceed $30.0 million) is available for the issuance of trade and standby letters of credit. Outstanding borrowings on the Revolving Credit Facility at December 31, 2014 and September 30, 2014 were $670.0 million and $680.0 million, respectively.  The weighted-average interest rate on outstanding borrowings at December 31, 2014 and 2013 was 2.51% and 2.54%, respectively.

The Company has entered into the following interest rate swaps (dollars in thousands):

Effective Date	Amount	Fixed Interest Rate	Interest Rate Spread at December 31, 2014	Maturity Date
October 2011	25,000	1.67%	1.75%	October 2015
March 2012	25,000	2.44%	1.75%	March 2015
June 2012	40,000	1.88%	1.75%	June 2022
August 2012	35,000	1.74%	1.75%	June 2022
September 2012	25,000	3.03%	1.75%	December 2015
September 2012	25,000	1.24%	1.75%	March 2017
November 2012	25,000	1.33%	1.75%	November 2015
May 2014	25,000	1.35%	1.75%	May 2018
November 2014	25,000	1.26%	1.75%	June 2018
March 2015	25,000	1.49%	1.75%	March 2019

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

The fair value of the interest rate swaps reflected an unrealized loss, net of unrealized gains, of $1.0 million ($610,000 after tax) at December 31, 2014 that is included in shareholders' equity as part of accumulated other comprehensive income.  Assuming market rates remain constant with the rates at December 31, 2014, a loss, net of tax, of approximately $859,000 included in accumulated other comprehensive income is expected to be recognized in earnings over the next twelve months.

The Company, through certain of its European subsidiaries, has a credit facility with a European bank.  The maximum amount of borrowings available under this facility is 25.0 million Euros ($30.2 million).  Outstanding borrowings under the credit facility totaled 21.1 million Euros ($25.6 million) and 17.5 million Euros ($22.1 million) at December 31, 2014 and September 30, 2014, respectively.  The weighted-average interest rate on outstanding borrowings under the facility at December 31, 2014 and 2013 was 1.27% and 1.37%, respectively.

The Company, through its German subsidiary, Saueressig GmbH & Co. KG ("Saueressig"), has several loans with various European banks.  Outstanding borrowings under these loans totaled 1.5 million Euros ($1.8 million) and 1.2 million Euros ($1.6 million) at December 31, 2014 and September 30, 2014, respectively.  The weighted-average interest rate on outstanding borrowings of Saueressig at December 31, 2014 and 2013 was 4.24% and 4.04%, respectively.

The Company, through its German subsidiary, Wetzel GmbH ("Wetzel"), has several loans with various European banks.  Outstanding borrowings under these loans totaled 2.7 million Euros ($3.3 million) and 2.9 million Euros ($3.6 million) at December 31, 2014 and September 30, 2014.  The weighted-average interest rate on outstanding borrowings of Wetzel at December 31, 2014 and 2013 was 5.74% and 7.53%, respectively.

The Company, through its wholly-owned subsidiary, Matthews International S.p.A., has several loans with various Italian banks.  Outstanding borrowings on these loans totaled 4.5 million Euros ($5.4 million) and 5.5 million Euros ($6.9 million) at December 31, 2014 and September 30, 2014, respectively.  Matthews International S.p.A. also has three lines of credit totaling 11.3 million Euros ($13.7 million) with the same Italian banks.  Outstanding borrowings on these lines were 4.1 million Euros ($4.9 million) and 4.8 million Euros ($6.1 million) at December 31, 2014 and September 30, 2014, respectively.  The weighted-average interest rate on outstanding Matthews International S.p.A. borrowings at December 31, 2014 and 2013 was 3.18% and 3.16%, respectively.

In September 2014, a claim seeking to draw upon a letter of credit issued by the Company approximating $13.0 million was filed with respect to a project for a customer.  In January 2015, the Company initiated payment on the draw to the financial institution for the letter of credit.  Pursuant to an action initiated by the Company, a court order has been issued requiring these funds to ultimately be remitted to the court pending resolution of the dispute between the parties.  Management has assessed the customer's claim to be without merit and, based on information available as of this filing, expects that the ultimate resolution of this matter will not have a material adverse effect on Matthews' financial condition, results of operations or cash flows.

The Company has a stock repurchase program.  Under the current authorization, the Company's Board of Directors has authorized the repurchase of a total of 2,500,000 shares of Matthews' common stock under the program, of which 792,132 shares remain available for repurchase as of December 31, 2014.  The buy-back program is designed to increase shareholder value, enlarge the Company's holdings of its common stock, and add to earnings per share.  Repurchased shares may be retained in treasury, utilized for acquisitions, or reissued to employees or other purchasers, subject to the restrictions of the Company's Restated Articles of Incorporation.

Consolidated working capital of the Company was $324.8 million at December 31, 2014, compared to $320.6 million at September 30, 2014.  Cash and cash equivalents were $69.5 million at December 31, 2014, compared to $75.6 million at September 30, 2014.  The Company's current ratio was 2.5 and 2.3 at December 31, 2014 and September 30, 2014, respectively.

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

At December 31, 2014, an accrual of approximately $4.9 million had been recorded for environmental remediation (of which $1.3 million was classified in other current liabilities), representing management's best estimate of the probable and reasonably estimable costs of the Company's known remediation obligations.  The accrual, which reflects previously established reserves assumed with the acquisition of The York Group, Inc. and additional reserves recorded as a purchase accounting adjustment, does not consider the effects of inflation and anticipated expenditures are not discounted to their present value.  Changes in the accrued environmental remediation obligation from the prior fiscal year reflect payments charged against the accrual.

While final resolution of these contingencies could result in costs different than current accruals, management believes the ultimate outcome will not have a significant effect on the Company's consolidated results of operations or financial position.

ACQUISITIONS:

On July 29, 2014, the Company acquired Schawk, a leading global brand development, activation and deployment company headquartered in Des Plaines, Illinois.  Under the terms of the transaction, Schawk shareholders received $11.80 cash and 0.20582 shares of Matthews' common stock for each Schawk share held.  Based on the closing price of Matthews' stock on July 28, 2014, the transaction represented an implied price of $20.74 per share and a total enterprise value (which included net outstanding debt, net of cash acquired) of $616.7 million.  Schawk provides comprehensive brand development and brand deployment services to clients primarily in the consumer packaged goods, retail and life sciences markets.  Schawk creates and sells its clients' brands, produces brand assets and protects brand equities to help drive brand performance.  Schawk delivers its services through more than 155 locations in over 20 countries across North and South America, Europe, Asia and Australia.

DIVESTITURE:

During the first quarter of fiscal 2015, the Company completed the sale of a majority ownership in its Schawk Digital Solutions business, which was acquired in 2014 as part of the Schawk acquisition.  Net proceeds from this transaction totaled approximately $10.4 million, and the sale primarily resulted in the disposal of working capital and intangible assets, and the recognition of a cost-basis investment in this business. No gain or loss was recognized on the sale.

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

With respect to the remainder of fiscal 2015, the Company expects to devote a significant level of effort to the integration of Schawk.  Due to the size of this acquisition and the projected synergy benefits from integration, this effort is anticipated to continue for an extended period of time.  The costs associated with this integration, and acquisition-related step-up expense, will impact the Company's operating results for fiscal 2015.  Consistent with its practice, the Company plans to identify these costs on a quarterly basis as incurred.

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

A summary of the Company's significant accounting policies are included in the Notes to Consolidated Financial Statements and in the critical accounting policies in Management's Discussion and Analysis included in the Company's Annual Report on Form 10-K for the year ended September 30, 2014.  Management believes that the application of these policies on a consistent basis enables the Company to provide useful and reliable financial information about the company's operating results and financial condition.

LONG-TERM CONTRACTUAL OBLIGATIONS AND COMMITMENTS:

The following table summarizes the Company's contractual obligations at December 31, 2014, and the effect such obligations are expected to have on its liquidity and cash flows in future periods.

	Payments due in fiscal year:
		2015			After
	Total	Remainder	2016 to 2017	2018 to 2019	2020
Contractual Cash Obligations:	(Dollar amounts in thousands)
Revolving credit facilities	$695,589	$-	$25,589	$670,000	$-
Notes payable to banks	12,089	6,248	5,540	301	-
Short-term borrowings	5,624	5,624	-	-	-
Capital lease obligations	8,420	1,747	2,064	769	3,840
Pension withdrawal liability	38,317	1,480	3,947	3,947	28,943
Non-cancelable operating leases	54,781	17,508	23,503	9,946	3,824
Total contractual cash obligations	$814,820	$32,607	$60,643	$684,963	$36,607

A significant portion of the loans included in the table above bear interest at variable rates.  At December 31, 2014, the weighted-average interest rate was 2.51% on the Company's domestic Revolving Credit Facility, 1.27% on the credit facility through the Company's European subsidiaries, 4.24% on bank loans to its wholly-owned subsidiary, Saueressig, 5.74% on bank loans to its wholly-owned subsidiary, Wetzel and 3.18% on bank loans to the Company's wholly-owned subsidiary, Matthews International S.p.A.

Benefit payments under the Company's principal retirement plan are made from plan assets, while benefit payments under the supplemental retirement plan and postretirement benefit plan are funded from the Company's operating cash.  The Company is not required to make any significant contributions to its principal retirement plan in fiscal 2015.  During the three months ended December 31, 2014, contributions of $181,000 and $231,000 were made under the supplemental retirement plan and postretirement plan, respectively.  The Company currently anticipates contributing an additional $552,000 and $695,000 under the supplemental retirement plan and postretirement plan, respectively, for the remainder of fiscal 2015.

Unrecognized tax benefits are positions taken, or expected to be taken, on an income tax return that may result in additional payments to tax authorities.  If a tax authority agrees with the tax position taken, or expected to be taken, or the applicable statute of limitations expires, then additional payments will not be necessary.  As of December 31, 2014, the Company had unrecognized tax benefits, excluding penalties and interest, of approximately $4.5 million.  The timing of potential future payments related to the unrecognized tax benefits is not presently determinable. The Company believes that its current liquidity sources, combined with its operating cash flow and borrowing capacity, will be sufficient to meet its capital needs for the foreseeable future.

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

Interest Rates - The Company's most significant long-term debt instrument is the domestic Revolving Credit Facility which bears interest at variable rates based on LIBOR.

The Company has entered into interest rate swaps as listed under "Liquidity and Capital Resources".

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

The fair value of the interest rate swaps reflected a net unrealized loss of $1.0 million ($610,000 after tax) at December 31, 2014 that is included in equity as part of accumulated other comprehensive income.  A decrease of 10% in market interest rates (e.g. a decrease from 5.0% to 4.5%) would result in an increase of approximately $263,000 in the fair value liability of the interest rate swaps.

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

Foreign Currency Exchange Rates - The Company is subject to changes in various foreign currency exchange rates, including the Euro, British Pound, Canadian Dollar, Australian Dollar, Swedish Krona, Chinese Yuan, Hong Kong Dollar, Polish Zloty, Turkish Lira, Indian Rupee and Malaysian Ringgit in the conversion from local currencies to the U.S. dollar of the reported financial position and operating results of its non-U.S. based subsidiaries.  A strengthening of the U. S. dollar of 10% would have resulted in a decrease in reported sales of $13.6 million and a decrease in reported operating income of $1.2 million for the three months ended December 31, 2014.

Actuarial Assumptions – The most significant actuarial assumptions affecting pension expense and pension obligations include the valuation of retirement plan assets, the discount rate and the estimated return on plan assets.  The estimated return on plan assets is currently based upon projections provided by the Company's independent investment advisor, considering the investment policy of the plan and the plan's asset allocation.  The fair value of plan assets and discount rate are "point-in-time" measures, and the recent volatility of the debt and equity markets makes estimating future changes in fair value of plan assets and discount rates more challenging.  The following table summarizes the impact on the September 30, 2014 actuarial valuations of changes in the primary assumptions affecting the Company's principal retirement plan and supplemental retirement plan.

	Impact of Changes in Actuarial Assumptions
	Change in Discount Rate		Change in Expected Return		Change in Market Value of Assets
	+1%	-1%	+1%	-1%	+5%	-5%
	(Dollar amounts in thousands)
Increase (decrease) in net benefit cost	$ (3,399)	$ 4,319	$(1,286)	$1,286	$(1,320)	$ 1,320

Increase (decrease) in projected benefit obligation	(27,816)	35,433	-	-	-	-

Increase (decrease) in funded status	27,816	(35,433)	-	-	6,588	(6,588)

ITEM 4.  CONTROLS AND PROCEDURES:

The Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are designed to provide reasonable assurance that information required to be disclosed in our reports filed under that Act (the "Exchange Act"), such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the rules of the Securities and Exchange Commission. These disclosure controls and procedures also are designed to provide reasonable assurance that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Management, under the supervision and with the participation of our Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures in effect as of December 31, 2014. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2014, the Company's disclosure controls and procedures were effective to provide reasonable assurance that material information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, and that such information is recorded, summarized and properly reported within the appropriate time period, relating to the Company and its consolidated subsidiaries, required to be included in the Exchange Act reports, including this Quarterly Report on Form 10-Q.

There have been no changes in the Company's internal controls over financial reporting that occurred during the fiscal quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

Item 2.                          Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Stock Repurchase Plan

The Company has a stock repurchase program.  The buy-back program is designed to increase shareholder value, enlarge the Company's holdings of its common stock, and add to earnings per share.  Repurchased shares may be retained in treasury, utilized for acquisitions, or reissued to employees or other purchasers, subject to the restrictions of the Company's Restated Articles of Incorporation.  Under the current authorization, the Company's Board of Directors had authorized the repurchase of a total of 2,500,000 shares of Matthews' common stock under the program, of which 792,132 shares remain available for repurchase as of December 31, 2014.

The following table shows the monthly fiscal 2015 stock repurchase activity:

Period	Total number of shares purchased	Weighted-average price paid per share	Total number of shares purchased as part of a publicly announced plan	Maximum number of shares that may yet be purchased under the plan

October 2014	10,000	$43.87	10,000	955,881
November 2014	65,942	46.54	65,942	889,939
December 2014	97,807	46.10	97,807	792,132
Total	173,749	$46.13	173,749

Item 4.  Mine Safety Disclosures

Not Applicable.

Item 6.  Exhibits and Reports on Form 8‑K

(a)	Exhibits

Exhibit
	No.	Description

10.1
Employment Agreement as of the 29th day of July, 2014, by and between Matthews International Corporation, a Pennsylvania corporation, and David Schawk (incorporated by reference from Exhibit A to the Definitive Proxy Statement filed January 20, 2015, file no. 000-09115)

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

MATTHEWS INTERNATIONAL CORPORATION
(Registrant)

Date: January 30, 2015	/s/ Joseph C. Bartolacci
Joseph C. Bartolacci, President
and Chief Executive Officer

Date: January 30, 2015	/s/ Steven F. Nicola
Steven F. Nicola, Chief Financial Officer,
Secretary and Treasurer