Form 10-Q
period 2015-03-31
MATTHEWS INTERNATIONAL CORP
filed 2015-05-01
CIK 63296

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10‑Q

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Quarterly Period Ended March 31, 2015

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

As of March 31, 2015, shares of common stock outstanding were:

       Class A Common Stock 32,963,427 shares

PART I ‑ FINANCIAL INFORMATION
MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollar amounts in thousands)

	March 31, 2015		September 30, 2014

ASSETS
Current assets:
Cash and cash equivalents		$63,075		$75,604
Accounts receivable, net		261,922		282,730
Inventories		146,558		152,842
Deferred income taxes		13,549		13,283
Other current assets		55,570		49,456

Total current assets		540,674		573,915

Investments		27,309		23,130
Property, plant and equipment: Cost	$454,866		$459,388
Less accumulated depreciation	(256,678)		(250,073)
		198,188		209,315
Deferred income taxes		5,074		4,019
Other assets		17,549		20,027
Goodwill		783,375		819,467
Other intangible assets, net		348,944		381,862

Total assets		$1,921,113		$2,031,735

LIABILITIES
Current liabilities:
Long-term debt, current maturities		$12,618		$15,228
Trade accounts payable		59,995		72,040
Accrued compensation		52,707		60,690
Accrued income taxes		4,371		7,079
Deferred income tax		215		235
Other current liabilities		98,482		98,011

Total current liabilities		228,388		253,283

Long-term debt		684,007		714,027
Accrued pension		78,924		78,550
Postretirement benefits		20,312		20,351
Deferred income taxes		124,905		129,335
Other liabilities		55,869		53,296
Total liabilities		1,192,405		1,248,842

SHAREHOLDERS' EQUITY
Shareholders' equity-Matthews:
Common stock	$36,334		$36,334
Additional paid-in capital	112,056		113,225
Retained earnings	821,957		806,040
Accumulated other comprehensive loss	(134,804)		(66,817)
Treasury stock, at cost	(110,467)		(109,950)
Total shareholders' equity-Matthews		725,076		778,832
Noncontrolling interests		3,632		4,061
Total shareholders' equity		728,708		782,893

Total liabilities and shareholders' equity		$1,921,113		$2,031,735

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2015	2014	2015	2014

Sales	$349,394	$246,837	$692,978	$476,782
Cost of sales	(221,699)	(156,657)	(440,613)	(305,226)

Gross profit	127,695	90,180	252,365	171,556

Selling and administrative expenses	(108,420)	(69,637)	(207,505)	(136,334)

Operating profit	19,275	20,543	44,860	35,222

Investment income	702	353	973	1,227
Interest expense	(4,934)	(2,554)	(10,267)	(5,455)
Other income (deductions), net	(1,238)	(441)	(1,673)	(1,106)

Income before income taxes	13,805	17,901	33,893	29,888

Income taxes	(4,377)	(6,650)	(9,629)	(10,731)

Net income	9,428	11,251	24,264	19,157

Net (income) loss attributable to noncontrolling interests	148	82	263	90

Net income attributable to Matthews shareholders	$9,576	$11,333	$24,527	$19,247

Earnings per share attributable to Matthews shareholders:
Basic	$0.29	$0.41	$0.74	$0.71

Diluted	$0.29	$0.41	$0.74	$0.70

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Dollar amounts in thousands)

	Three Months Ended March 31,
	Matthews		Noncontrolling Interest		Total
	2015	2014	2015	2014	2015	2014

Net income (loss):	$9,576	$11,333	$(148)	$(82)	$9,428	$11,251
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(41,648)	223	(61)	(197)	(41,709)	26
Pension plans and other postretirement benefits	965	529	-	-	965	529
Unrecognized gain (loss) on derivatives:
Net change from periodic revaluation	(1,744)	(1,049)	-	-	(1,744)	(1,049)
Net amount reclassified to earnings	608	643	-	-	608	643
Net change in unrecognized gain (loss) on derivatives
	(1,136)	(406)	-	-	(1,136)	(406)
Other comprehensive income (loss), net of tax	(41,819)	346	(61)	(197)	(41,880)	149
Comprehensive income (loss)	$(32,243)	$11,679	$(209)	$(279)	$(32,452)	$11,400

	Six Months Ended March 31,
	Matthews		Noncontrolling Interest		Total
	2015	2014	2015	2014	2015	2014

Net income (loss):	$24,527	$19,247	$(263)	$(90)	$24,264	$19,157
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(67,930)	2,769	(71)	(54)	(68,001)	2,715
Pension plans and other postretirement benefits	1,890	1,057	-	-	1,890	1,057
Unrecognized gain (loss) on derivatives:
Net change from periodic revaluation	(3,212)	(472)	-	-	(3,212)	(472)
Net amount reclassified to earnings	1,265	1,299	-	-	1,265	1,299
Net change in unrecognized gain (loss) on derivatives
	(1,947)	827		-	(1,947)	827
Other comprehensive income (loss), net of tax	(67,987)	4,653	(71)	(54)	(68,058)	4,599
Comprehensive income (loss)	$(43,460)	$23,900	$(334)	$(144)	$(43,794)	$23,756

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
for the six months ended March 31, 2015 and 2014 (Unaudited)
(Dollar amounts in thousands, except per share data)

	Shareholders' Equity
				Accumulated
		Additional		Other		Non-
	Common	Paid-in	Retained	Comprehensive	Treasury	controlling
	Stock	Capital	Earnings	Income (Loss)	Stock	interests	Total
Balance, September 30, 2014	$36,334	$113,225	$806,040	$(66,817)	$(109,950)	$4,061	$782,893
Net income	-	-	24,527	-	-	(263)	24,264
Minimum pension liability	-	-	-	1,890	-	-	1,890
Translation adjustment	-	-	-	(67,930)	-	(71)	(68,001)
Fair value of derivatives	-	-	-	(1,947)	-	-	(1,947)
Total comprehensive income							(43,794)
Stock-based compensation	-	4,564	-	-		-	4,564
Purchase of 212,626 shares of treasury stock	-	-	-	-	(9,890)	-	(9,890)
Issuance of 328,927 shares of treasury stock	-	(6,934)	-	-	10,574	-	3,640
Cancellations of 32,739 shares of treasury stock	-	1,201			(1,201)
Dividends, $.26 per share	-	-	(8,610)	-	-	-	(8,610)
Distributions to noncontrolling interests	-	-	-	-	-	(95)	(95)
Balance, March 31, 2015	$36,334	$112,056	$821,957	$(134,804)	$(110,467)	$3,632	$728,708

	Shareholders' Equity
				Accumulated
		Additional		Other		Non-
	Common	Paid-in	Retained	Comprehensive	Treasury	controlling
	Stock	Capital	Earnings	Income (Loss)	Stock	interests	Total
Balance, September 30, 2013	$36,334	$47,315	$775,762	$(26,940)	$(283,006)	$3,465	$552,930
Net income	-	-	19,247	-	-	(90)	19,157
Minimum pension liability	-	-	-	1,057	-	-	1,057
Translation adjustment	-	-	-	2,769	-	(54)	2,715
Fair value of derivatives	-	-	-	827	-	-	827
Total comprehensive income							23,756
Stock-based compensation	-	3,239	-	-	-	-	3,239
Purchase of 108,605 shares of treasury stock	-	-	-	-	(4,467)	-	(4,467)
Issuance of 281,231 shares of treasury stock	-	(6,799)	-	-	8,770	-	1,971
Cancellations of 77,417 shares of treasury stock	-	3,156	-	-	(3,156)	-	-
Dividends, $.22 per share	-	-	(6,043)	-	-	-	(6,043)
Distributions to noncontrolling interests	-	-	-	-	-	(165)	(165)
Balance, March 31, 2014	$36,334	$46,911	$788,966	$(22,287)	$(281,859)	$3,156	$571,221

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollar amounts in thousands)

	Six Months Ended
	March 31,
	2015	2014

Cash flows from operating activities:
Net income	$24,264	$19,157
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,888	18,921
Stock-based compensation expense	4,564	3,239
Change in deferred taxes	(10,962)	(651)
Gain on sale of assets	(65)	(632)
Unrealized gain on investments	(500)	(875)
Trade name write-offs	4,842	-
Changes in working capital items	10,175	(18,371)
Decrease (Increase) in other assets	345	(805)
Decrease in other liabilities	(4,607)	(580)
Increase in pension and postretirement benefits	3,273	4,369
Other, net	(9,101)	(164)

Net cash provided by operating activities	54,116	23,608

Cash flows from investing activities:
Capital expenditures	(19,598)	(9,859)
Proceeds from sale of assets	690	29
Proceeds from sale of subsidiary	10,418	-
Restricted cash	(12,925)	-

Net cash used in investing activities	(21,415)	(9,830)

Cash flows from financing activities:
Proceeds from long-term debt	27,388	15,335
Payments on long-term debt	(52,815)	(14,484)
Payments of contingent consideration	-	(3,703)
Proceeds from the sale of treasury stock	3,778	1,828
Purchases of treasury stock	(9,890)	(4,267)
Dividends	(8,610)	(6,043)
Distributions to noncontrolling interests	(95)	(165)

Net cash used in financing activities	(40,244)	(11,499)

Effect of exchange rate changes on cash	(4,986)	352

Net change in cash and cash equivalents	$(12,529)	$2,631

Non-cash investing and financing activities:
Acquisition of equipment under capital lease	$-	$949

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2015
(Dollar amounts in thousands, except per share data)

Note 1.   Nature of Operations

Matthews International Corporation ("Matthews" or the "Company"), founded in 1850 and incorporated in Pennsylvania in 1902, is a provider principally of brand solutions, memorialization products and industrial products.   Brand solutions include brand development, deployment and delivery (consisting of brand management, printing plates and cylinders, pre-media services and imaging services for consumer packaged goods and retail customers, merchandising display systems, and marketing and design services).  Memorialization products consist primarily of bronze and granite memorials and other memorialization products, caskets and cremation equipment for the cemetery and funeral home industries.  Industrial products include marking and coding equipment and consumables, industrial automation products and order fulfillment systems for identifying, tracking, picking and conveying consumer and industrial products.

The Company has manufacturing and marketing facilities in the United States, Central and South America, Canada, Europe, Australia and Asia.

Note 2.   Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information for commercial and industrial companies and the instructions to Form 10‑Q and Rule 10‑01 of Regulation S‑X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the six months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2015. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10‑K for the year ended September 30, 2014.  The consolidated financial statements include all domestic and foreign subsidiaries in which the Company maintains an ownership interest and has operating control.  All intercompany accounts and transactions have been eliminated.

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

Level 2:                          Inputs other than quoted prices included within level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3:                            Unobservable inputs for the asset or liability.

The fair values of the Company's assets and liabilities measured on a recurring basis are categorized as follows:

	March 31, 2015				September 30, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Derivatives (1)	$-	-	-	$-	$-	$2,457	-	$2,457
Trading securities	$19,538	-	-	$19,538	$19,038	-	-	$19,038
Total assets at fair value	$19,538	-	-	$19,538	$19,038	$2,457	-	$21,495

Liabilities:
Derivatives (1)	$-	$2,862	-	$2,862	$-	$2,127	-	$2,127
Total liabilities at fair value	$-	$2,862	-	$2,862	$-	$2,127	-	$2,127

(1) Interest rate swaps are valued based on observable market swap rates.

Note 4.   Inventories

Inventories consisted of the following:

	March 31, 2015	September 30, 2014

Raw Materials	$46,042	$46,152
Work in process	35,742	38,631
Finished goods	64,774	68,059
	$146,558	$152,842

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 5.   Debt

The Company has a domestic Revolving Credit Facility with a syndicate of financial institutions.  In connection with the acquisition of Schawk, Inc. ("Schawk") in July 2014, the Company entered into amendments to the Revolving Credit Facility to amend certain terms of the Revolving Credit Facility and increase the maximum amount of borrowings available under the facility from $500,000 to $900,000.  Borrowings under the amended facility bear interest at LIBOR plus a factor ranging from .75% to 2.00% (1.75% at March 31, 2015) based on the Company's leverage ratio.  The leverage ratio is defined as net indebtedness divided by EBITDA (earnings before interest, taxes, depreciation and amortization).  The Company is required to pay an annual commitment fee ranging from .15% to .25% (based on the Company's leverage ratio) of the unused portion of the facility.

The Revolving Credit Facility requires the Company to maintain certain leverage and interest coverage ratios.  A portion of the facility (not to exceed $30,000) is available for the issuance of trade and standby letters of credit. Outstanding borrowings on the Revolving Credit Facility at March 31, 2015 and September 30, 2014 were $660,425 and $680,000, respectively.  The weighted-average interest rate on outstanding borrowings at March 31, 2015 and March 31, 2014 was 2.50% and 2.53%, respectively.

The Company has entered into the following interest rate swaps:

Effective Date	Amount	Fixed Interest Rate	Interest Rate Spread at March 31, 2015	Maturity Date
October 2011	$25,000	1.67%	1.75%	October 2015
June 2012	$40,000	1.88%	1.75%	June 2022
August 2012	$35,000	1.74%	1.75%	June 2022
September 2012	$25,000	3.03%	1.75%	December 2015
September 2012	$25,000	1.24%	1.75%	March 2017
November 2012	$25,000	1.33%	1.75%	November 2015
May 2014	$25,000	1.35%	1.75%	May 2018
November 2014	$25,000	1.26%	1.75%	June 2018
March 2015	$25,000	1.49%	1.75%	March 2019

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

The fair value of the interest rate swaps reflected an unrealized loss of $2,862 ($1,746 after tax) at March 31, 2015 and an unrealized gain, net of unrealized losses, of $330 ($201 after tax) at September 30, 2014. The net unrealized gain and loss are included in shareholders' equity as part of accumulated other comprehensive income ("AOCI").  Assuming market rates remain constant with the rates at March 31, 2015, a loss (net of tax) of approximately $830 included in AOCI is expected to be recognized in earnings over the next twelve months.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 5.  Debt (continued)

At March 31, 2015 and September 30, 2014, the interest rate swap contracts were reflected in the consolidated balance sheets as follows:

Derivatives	March 31, 2015	September 30, 2014
Current assets:
Other current assets	$-	$324
Long-term assets:
Other assets	-	2,133
Current liabilities:
Other current liabilities	(1,360)	(1,808)
Long-term liabilities:
Other liabilities	(1,502)	(319)
Total derivatives	$(2,862)	$330

The loss recognized on derivatives was as follows:

Location of
Derivatives in	Loss	Amount of		Amount of
Cash Flow	Recognized in	Loss Recognized		Loss Recognized
Hedging	Income on	in Income		in Income
Relationships	Derivative	on Derivatives		on Derivatives
		Three Months ended March 31,		Six Months ended March 31,
		2015	2014	2015	2014

Interest rate swaps	Interest expense	$(996)	$(1,054)	$(2,073)	$(2,130)

The Company recognized the following gains or losses in AOCI:

Location of
Gain or
			(Loss)	Amount of Loss
			Reclassified	Reclassified from
	Amount of		From	AOCI into
Derivatives in	(Loss) Recognized in		AOCI into	Income
Cash Flow	AOCI on Derivatives		Income	(Effective Portion*)
Hedging Relationships	March 31,2015	March 31,2014	(EffectivePortion*)	March 31, 2015	March 31, 2014

Interest rate swaps	$(3,212)	$(472)	Interest expense	$(1,265)	$(1,299)

*There is no ineffective portion or amount excluded from effectiveness testing.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 5.  Debt (continued)

The Company, through certain of its European subsidiaries has a credit facility with a European bank.  The maximum amount of borrowing available under this facility was 25.0 million Euros ($26,838).  Outstanding borrowings under the credit facility totaled 14.1 million Euros ($15,171) and 17.5 million Euros ($22,055) at March 31, 2015 and September 30, 2014, respectively.  The weighted-average interest rate on outstanding borrowings under this facility at March 31, 2015 and 2014 was 1.74% and 1.48%, respectively.

The Company, through its German subsidiary, Saueressig GmbH & Co. KG ("Saueressig"), has several loans with various European banks.  Outstanding borrowings under these loans totaled 1.0 million Euros ($1,073) and 1.2 million Euros ($1,576) at March 31, 2015 and September 30, 2014, respectively. The weighted-average interest rate on outstanding borrowings of Saueressig at March 31, 2015 and 2014 was 4.05% and 4.04%, respectively.

The Company, through its German subsidiary, Wetzel GmbH ("Wetzel"), has several loans with various European banks.  Outstanding borrowings under these loans totaled 2.6 million Euros ($2,749) and 2.9 million Euros ($3,624) at March 31, 2015 and September 30, 2014, respectively.  The weighted-average interest rate on outstanding borrowings of Wetzel at March 31, 2015 and 2014 was 5.84% and 7.75%, respectively.

The Company, through its wholly-owned subsidiary, Matthews International S.p.A., has several loans with various Italian banks.  Outstanding borrowings on these loans totaled 4.8 million Euros ($5,118) and 5.5 million Euros ($6,922) at March 31, 2015 and September 30, 2014, respectively.  Matthews International S.p.A. also has three lines of credit totaling 11.3 million Euros ($12,163) with the same Italian banks.  Outstanding borrowings on these lines were 4.2 million Euros ($4,496) and 4.8 million Euros ($6,063) at March 31, 2015 and September 30, 2014, respectively.  The weighted-average interest rate on outstanding Matthews International S.p.A. borrowings at March 31, 2015 and 2014 was 3.18% and 3.12%, respectively.

In September 2014, a claim seeking to draw upon a letter of credit issued by the Company of $12,925 was filed with respect to a project for a customer.  In January 2015, the Company made payment on the draw to the financial institution for the letter of credit.  Pursuant to an action initiated by the Company, a court order has been issued requiring these funds to ultimately be remitted to the court pending resolution of the dispute between the parties.  While it is possible the resolution of this matter could be unfavorable to the Company, management has assessed the customer's claim to be without merit and, based on information available as of this filing, expects that the ultimate resolution of this matter will not have a material adverse effect on Matthews' financial condition, results of operations or cash flow.  As of March 31, 2015, the Company has presented the funded letter of credit within other current assets on the Condensed Consolidated Balance Sheet.

As of March 31, 2015 and September 30, 2014 the fair value of the Company's long-term debt, including current maturities, approximated the carrying value included in the Condensed Consolidated Balance Sheet.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 6.   Share-Based Payments

The Company maintains an equity incentive plan (the "2012 Equity Incentive Plan") that provides for grants of stock options, restricted shares, stock-based performance units and certain other types of stock-based awards.  The Company also maintains an equity incentive plan (the "2007 Equity Incentive Plan") and a stock incentive plan (the "1992 Incentive Stock Plan") that previously provided for grants of stock options, restricted shares and certain other types of stock-based awards.  Under the 2012 Equity Incentive Plan, which has a ten-year term, the maximum number of shares available for grants or awards is an aggregate of 2,500,000.  There will be no further grants under the 2007 Equity Incentive Plan or the 1992 Incentive Stock Plan.  At March 31, 2015, there were 1,476,798 shares reserved for future issuance under the 2012 Equity Incentive Plan. All plans are administered by the Compensation Committee of the Board of Directors.

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

For the three-month periods ended March 31, 2015 and 2014, total stock-based compensation cost totaled $2,039 and $1,665, respectively.  For the six-month periods ended March 31, 2015 and 2014, total stock-based compensation cost totaled $4,564 and $3,239, respectively.  The associated future income tax benefit recognized was $795 and $649 for the three-month periods ended March 31, 2015 and 2014, respectively, and $1,780 and $1,263 for the six-month periods ended March 31, 2015 and 2014, respectively.

For the three-month periods ended March 31, 2015 and 2014, the amount of cash received from the exercise of stock options was $51 and $173, respectively. For the six-month periods ended March 31, 2015 and 2014, the amount of cash received from the exercise of stock options was $3,778 and $1,828, respectively. In connection with these exercises, the tax benefits realized by the Company were $6 and $8 for the three-month periods ended March 31, 2015 and 2014, respectively, and $321 and $185 for the six-month periods ended March 31, 2015 and 2014, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 6.   Share-Based Payments (continued)

The transactions for restricted stock for the six months ended March 31, 2015 were as follows:

		Weighted-
		average
		grant-date
	Shares	fair value
Non-vested at September 30, 2014	575,150	$33.83
Granted	215,370	40.07
Vested	(158,992)	34.42
Expired or forfeited	(34,244)	24.92
Non-vested at March 31, 2015	597,284	36.44

As of March 31, 2015, the total unrecognized compensation cost related to unvested restricted stock was $11,867 and is expected to be recognized over a weighted average period of 1.9 years.

The transactions for shares under options for the six months ended March 31, 2015 were as follows:

			Weighted-
		Weighted-	average	Aggregate
		average	remaining	intrinsic
	Shares	exercise price	contractual term	value
Outstanding, September 30, 2014	512,322	$38.62
Exercised	(99,144)	38.11
Expired or forfeited	(68,557)	36.52
Outstanding, March 31, 2015	344,621	39.19	1.2	$4,246
Exercisable, March 31, 2015	100,633	38.76	1.1	$1,284

No options vested during the three-month and six-month periods ended March 31, 2015 and 2014, respectively.  The intrinsic value of options (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during the six-month periods ended March 31, 2015 and 2014 was $856 and $509, respectively.

The transactions for non-vested options for the six months ended March 31, 2015 were as follows:

		Weighted-average
		grant-date
Non-vested shares	Shares	fair value
Non-vested at September 30, 2014	312,442	$11.21
Expired or forfeited	(68,454)	11.70
Non-vested at March 31, 2015	243,988	11.07

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 6.   Share-Based Payments (continued)

The fair value of each restricted stock grant is estimated on the date of grant using a binomial lattice valuation model.  The following table indicates the assumptions used in estimating fair value of restricted stock for the periods ended March 31, 2015 and 2014.

	Six Months Ended March 31,
	2015	2014
Expected volatility	22.2%	26.6%
Dividend yield	1.0%	1.1%
Average risk-free interest rate	1.7%	1.4%
Average expected term (years)	1.8	2.0

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

The Company maintains the 1994 Director Fee Plan and the 2014 Director Fee Plan (collectively, the "Director Fee Plans").  Since adoption of the 2014 Director Fee Plan, there have been no further fees or share-based awards under the 1994 Director Fee Plan.  Under the 2014 Director Fee Plan, directors (except for the Chairman of the Board) who are not also officers of the Company each receive, as an annual retainer fee for fiscal 2015, either cash or shares of the Company's Class A Common Stock with a value equal to $75.  The annual retainer fee for fiscal 2015 paid to a non-employee Chairman of the Board is $175.  Where the annual retainer fee is provided in shares, each director may elect to be paid these shares on a current basis or have such shares credited to a deferred stock account as phantom stock, with such shares to be paid to the director subsequent to leaving the Board.  The value of deferred shares is recorded in other liabilities.  A total of 17,005 shares had been deferred under the Director Fee Plans at March 31, 2015.  Additionally, directors who are not also officers of the Company each receive an annual stock-based grant (non-statutory stock options, stock appreciation rights and/or restricted shares) with a value of $110 for fiscal 2015.  A total of 22,300 stock options have been granted under the Director Fee Plans.  At March 31, 2015, there were no options outstanding. Additionally, 136,568 shares of restricted stock have been granted under the Director Fee Plans, 33,418 of which were unvested at March 31, 2015.  A total of 150,000 shares have been authorized to be issued under the 2014 Director Fee Plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 7.   Earnings Per Share Attributable to Matthews' Shareholders

The information used to compute earnings per share attributable to Matthews' common shareholders was as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
Net income attributable to Matthews shareholders	$9,576	$11,333	$24,527	$19,247
Less: dividends and undistributed earnings allocated to participating securities	1	23	5	74
Net income available to Matthews shareholders	$9,575	$11,310	$24,522	$19,173

Weighted-average shares outstanding (in thousands):
Basic shares	32,970	27,276	32,940	27,193
Effect of dilutive securities	212	194	244	231
Diluted shares	33,182	27,470	33,184	27,424

There were no anti-dilutive securities for the three and six months ended March 31, 2015 or 2014.

Note 8.   Pension and Other Postretirement Benefit Plans
The Company provides defined benefit pension and other postretirement plans to certain employees. Net periodic pension and other postretirement benefit cost for the plans included the following:

	Three months ended March 31,
	Pension		Other Postretirement
	2015	2014	2015	2014

Service cost	$1,655	$1,582	$114	$109
Interest cost	2,145	2,213	221	230
Expected return on plan assets	(2,470)	(2,396)	-	-
Amortization:
Prior service cost	(45)	(52)	(49)	(21)
Net actuarial loss (gain)	1,564	991	-	(49)

Net benefit cost	$2,849	$2,338	$286	$269

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 8.   Pension and Other Postretirement Benefit Plans (continued)

	Six months ended March 31,
	Pension		Other Postretirement
	2015	2014	2015	2014

Service cost	$3,310	$3,164	$228	$218
Interest cost	4,290	4,426	442	460
Expected return on plan assets	(4,940)	(4,792)	-	-
Amortization:
Prior service cost	(90)	(104)	(98)	(43)
Net actuarial loss	3,128	1,982	-	(98)

Net benefit cost	$5,698	$4,676	$572	$537

Benefit payments under the Company's principal retirement plan are made from plan assets, while benefit payments under the postretirement benefit plan are made from the Company's operating funds.  Under IRS regulations, the Company is not required to make any significant contributions to its principal retirement plan in fiscal year 2015.

Contributions made and anticipated for fiscal year 2015 are as follows:

Contributions	Pension	Other Postretirement

Contributions during the six months ended March 31, 2015:
Supplemental retirement plan	$362	$-
Other postretirement plan	-	775

Additional contributions expected in fiscal 2015:
Supplemental retirement plan	371	-
Other postretirement plan	-	232

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 9.   Accumulated Other Comprehensive Income

The changes in AOCI by component, net of tax, for the three month periods ended March 31, 2015 and 2014 were as follows:

		Post-retirement benefit plans	Currency translation adjustment		Derivatives	Total
Attributable to Matthews:
Balance, December 31, 2014		$(38,726)	$(53,649)		$(610)	$(92,985)
OCI before reclassification		-	(41,648)		(1,744)	(43,392)
Amounts reclassified from AOCI	(a)	965	-	(b)	608	1,573
Net current-period OCI		965	(41,648)		(1,136)	(41,819)
Balance, March 31, 2015		$(37,761)	$(95,297)		$(1,746)	$(134,804)
Attributable to noncontrolling interest:
Balance, December 31, 2014		-	$506		-	$506
OCI before reclassification		-	(61)		-	(61)
Net current-period OCI		-	(61)		-	(61)
Balance, March 31, 2015		-	$445		-	$445

		Post-retirement benefit plans	Currency translation adjustment		Derivatives	Total
Attributable to Matthews:
Balance, December 31, 2013		$(29,572)	$6,260		$679	$(22,633)
OCI before reclassification		-	223		(1,049)	(826)
Amounts reclassified from AOCI	(a)	529	-	(b)	643	1,172
Net current-period OCI		529	223		(406)	346
Balance, March 31, 2014		$(29,043)	$6,483		$273	$(22,287)
Attributable to noncontrolling interest:
Balance, December 31, 2013		-	$544		-	$544
OCI before reclassification		-	(197)		-	(197)
Net current-period OCI		-	(197)		-	(197)
Balance, March 31, 2014		-	$347		-	$347

(a)	Amounts were included in net periodic benefit cost for pension and other postretirement benefit plans (see note 8).
(b)	Amounts were included in interest expense in the periods the hedged item affected earnings (see note 5).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 9.   Accumulated Other Comprehensive Income (continued)

The changes in AOCI by component, net of tax, for the six month periods ended March 31, 2015 and 2014 were as follows:

		Post-retirement benefit plans	Currency translation adjustment		Derivatives	Total
Attributable to Matthews:
Balance, September 30, 2014		$(39,651)	$(27,367)		$201	$(66,817)
OCI before reclassification		-	(67,930)		(3,212)	(71,142)
Amounts reclassified from AOCI	(a)	1,890	-	(b)	1,265	3,155
Net current-period OCI		1,890	(67,930)		(1,947)	(67,987)
Balance, March 31, 2015		$(37,761)	$(95,297)		$(1,746)	$(134,804)
Attributable to noncontrolling interest:
Balance, September 30, 2014		-	$516		-	$516
OCI before reclassification		-	(71)		-	(71)
Net current-period OCI		-	(71)		-	(71)
Balance, March 31, 2015		-	$445		-	$445

		Post-retirement benefit plans	Currency translation adjustment		Derivatives	Total
Attributable to Matthews:
Balance, September 30, 2013		$(30,100)	$3,714		$(554)	$(26,940)
OCI before reclassification		-	2,769		(472)	2,297
Amounts reclassified from AOCI	(a)	1,057	-	(b)	1,299	2,356
Net current-period OCI		1,057	2,769		827	4,653
Balance, March 31, 2014		$(29,043)	$6,483		$273	$(22,287)
Attributable to noncontrolling interest:
Balance, September 30, 2013		-	$401		-	$401
OCI before reclassification		-	(54)		-	(54)
Net current-period OCI		-	(54)		-	(54)
Balance, March 31, 2014		-	$347		-	$347

(a)	Amounts were included in net periodic benefit cost for pension and other postretirement benefit plans (see note 8).
(b)	Amounts were included in interest expense in the periods the hedged item affected earnings (see note 5).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 9.   Accumulated Other Comprehensive Income (continued)

Reclassifications out of AOCI for the three and six month periods ended March 31, 2015 were as follows:

	Amount reclassified from AOCI
Details about AOCI Components	Three months ended March 31, 2015		Six months ended March 31, 2015	Affected line item in the Statement of income

Postretirement benefit plans
Prior service (cost) credit	$94	(a)	$188
Actuarial losses	(1,564)	(a)	(3,128)
	(1,470)	(b)	(2,940)	Total before tax
	(505)		(1,050)	Tax provision (benefit)
	$(965)		$(1,890)	Net of tax
Derivatives
Interest rate swap contracts	$(996)		$(2,073)	Interest expense
	(996)	(b)	(2,073)	Total before tax
	(388)		(808)	Tax provision (benefit)
	$(608)		$(1,265)	Net of tax

Reclassifications out of AOCI for the three and six month periods ended March 31, 2014 were as follows:

	Amount reclassified from AOCI
Details about AOCI Components	Three months ended March 31, 2014		Six months ended March 31, 2014	Affected line item in the Statement of income

Postretirement benefit plans
Prior service (cost) credit	$73	(a)	$147
Actuarial losses	(942)	(a)	(1,884)
	(869)	(b)	(1,737)	Total before tax
	(340)		(680)	Tax provision (benefit)
	$(529)		$(1,057)	Net of tax
Derivatives
Interest rate swap contracts	$(1,054)		$(2,130)	Interest expense
	(1,054)	(b)	(2,130)	Total before tax
	(411)		(831)	Tax provision (benefit)
	$(643)		$(1,299)	Net of tax

(a)	Amounts are included in the computation of pension and other postretirement benefit expense, which is reported in both cost of goods sold and selling and administrative expenses. For additional information, see Note 8.
(b)	For pre-tax items, positive amounts represent income and negative amounts represent expense.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 10.   Income Taxes

Income tax provisions for the Company's interim periods are based on the effective income tax rate expected to be applicable for the full year. The Company's effective tax rate for the six months ended March 31, 2015 was 28.4%, compared to 35.9% for the first half of fiscal 2014.  The decrease in the effective tax rate for the first six months of fiscal 2015 primarily reflected the benefit of the utilization of certain tax attributes as a result of legal structure reorganization in foreign jurisdictions.  The difference between the Company's effective tax rate and the Federal statutory rate of 35.0% primarily reflected the impact of state taxes, offset by lower foreign income taxes.

The Company had unrecognized tax benefits (excluding penalties and interest) of $4,318 and $4,311 on March 31, 2015 and September 30, 2014, respectively, all of which, if recorded, would impact the 2015 annual effective tax rate.

The Company classifies interest and penalties on tax uncertainties as a component of the provision for income taxes. The Company included $88 in interest and penalties in the provision for income taxes for the first six months of fiscal 2015. Total penalties and interest accrued were $2,046 and $2,135 at March 31, 2015 and September 30, 2014, respectively.  These accruals may potentially be applicable in the event of an unfavorable outcome of uncertain tax positions.

The Company is currently under examination in several tax jurisdictions and remains subject to examination until the statute of limitations expires for those tax jurisdictions.  As of March 31, 2015, the tax years that remain subject to examination by major jurisdiction generally are:

United States – Federal	2011 and forward
United States – State	2010 and forward
Canada	2009 and forward
Europe	2009 and forward
United Kingdom	2013 and forward
Australia	2010 and forward
Asia	2008 and forward

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 11.   Segment Information

In the first quarter of fiscal 2015, the Company changed its segment reporting to reflect a realignment of its operations, and changes in the management of its business.  The Company is now managing and reporting its businesses under three segments: SGK Brand Solutions, Memorialization and Industrial. The SGK Brand Solutions segment is comprised of graphics imaging products and services, including Schawk, merchandising display systems, and marketing and design services. The Memorialization segment is comprised of the Company's cemetery products, funeral home products and cremation operations.  The Industrial segment is comprised of the Company's marking and automation products and fulfillment systems. Prior periods have been restated to conform with the current presentation.  Management evaluates segment performance based on operating profit (before income taxes) and does not allocate non-operating items such as investment income, interest expense, other income (deductions), net and minority interest.

Information about the Company's segments follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
Sales to external customers:
SGK Brand Solutions	$191,722	$98,341	$392,556	$189,403
Memorialization	130,255	125,651	246,478	243,011
Industrial	27,417	22,845	53,944	44,368
	$349,394	$246,837	$692,978	$476,782

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
Operating profit:
SGK Brand Solutions	$(1,600)	$1,287	$250	$2,605
Memorialization	18,173	17,426	39,659	29,647
Industrial	2,702	1,830	4,951	2,970
	$19,275	$20,543	$44,860	$35,222

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 12.   Acquisitions

On July 29, 2014, the Company acquired Schawk, a leading global brand development, activation and brand deployment company headquartered in Des Plaines, Illinois.  Under the terms of the transaction, Schawk shareholders received $11.80 cash and 0.20582 shares of Matthews' common stock for each Schawk share held.  Based on the closing price of Matthews' stock on July 28, 2014, the transaction represented an implied price of $20.74 per share and a total enterprise value (which included net outstanding debt, net of cash acquired) of $616,686.  Schawk provides comprehensive brand development and brand deployment services to clients primarily in the consumer packaged goods, retail and life sciences markets.  Schawk creates and sells its clients' brands, produces brand assets and protects brand equities to help drive brand performance.  Schawk delivers its services through more than 155 locations in over 20 countries across North and South America, Europe, Asia and Australia.  The preliminary purchase price allocation related to the Schawk acquisition is not finalized as of March 31, 2015, and is based upon a preliminary valuation which is subject to change as the Company obtains additional information, including with respect to fixed assets, intangible assets, certain liabilities and related taxes.

The following information presents a summary of the consolidated results of Matthews combined with Schawk as if the acquisition had occurred on October 1, 2013:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2015	2014	2015	2014

Sales	$349,394	$348,723	$692,978	$692,948
Income before income taxes	13,805	18,178	33,893	34,846
Net income	9,576	13,444	24,527	23,750
Earnings per share	$.29	$.41	$.74	$.72

The unaudited pro forma results for the three and six months ended March 31, 2014 have been prepared for comparative purposes only and include certain adjustments, such as interest expense on acquisition debt and acquisition related costs.  The pro forma information does not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred on the date indicated, or which may result in the future.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 13.   Goodwill and Other Intangible Assets

Goodwill related to business combinations is not amortized, but is subject to annual review for impairment.  In general, when the carrying value of a reporting unit exceeds its implied fair value, an impairment loss may need to be recognized.  For purposes of testing for impairment, the Company uses a combination of valuation techniques, including discounted cash flows.  A number of assumptions and estimates are involved in the application of the discounted cash flow model to forecast operating cash flows, including sales volumes and pricing, costs to produce, tax rates, capital spending, working capital changes, and discount rates.  The Company estimates future cash flows using volume and pricing assumptions based largely on existing customer relationships and contracts, and operating cost assumptions management believes are reasonable based on historical performance and projected future performance as reflected in its most recent operating plans and projections.  The discount rates used in the discounted cash flow analyses were developed with the assistance of valuation experts and management believes the discount rates appropriately reflect the risks associated with the Company's operating cash flows.  In order to further validate the reasonableness of the estimated fair values of the reporting units as of the valuation date, a reconciliation of the aggregate fair values of all reporting units to market capitalization was performed using a reasonable control premium.  The Company performed its annual impairment review in the second quarter of fiscal 2015 and determined that the estimated fair value for all reporting units exceeded carrying value so no adjustments to the carrying value of goodwill were necessary at March 31, 2015.

Trade names with indefinite lives are tested for impairment annually in the second quarter. In connection with the integration of Schawk, the Company discontinued the use of certain trade names and recognized write-offs of approximately $4,842 in the SGK Brand Solutions segment during the second quarter of fiscal 2015.

A summary of the carrying amount of goodwill attributable to each segment as well as the changes in such amounts are as follows:

	SGK Brand Solutions	Memorialization	Industrial	Consolidated

Goodwill	$501,050	$278,282	$50,887	$830,219
Accumulated impairment losses	(5,752)	(5,000)	-	(10,752)
Balance at September 30, 2014	495,298	273,282	50,887	819,467

Translation and other adjustments	(31,301)	(4,673)	(118)	(36,092)
Goodwill	469,749	273,609	50,769	794,127
Accumulated impairment losses	(5,752)	(5,000)	-	(10,752)
Balance at March 31, 2015	$463,997	$268,609	$50,769	$783,375

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 13.   Goodwill and Other Intangible Assets (continued)

The following tables summarize the carrying amounts and related accumulated amortization for intangible assets as of March 31, 2015 and September 30, 2014, respectively.

	Carrying	Accumulated
	Amount	Amortization	Net
March 31, 2015:
Trade names	$137,927	$- *	$137,927
Trade names	1,762	(1,621)	141
Customer relationships	241,856	(32,528)	209,328
Copyrights/patents/other	11,309	(9,761)	1,548
	$392,854	$(43,910)	$348,944

September 30, 2014:
Trade names	$142,529	$- *	$142,529
Trade names	2,854	(2,121)	733
Customer relationships	258,441	(24,785)	233,656
Copyrights/patents/other	14,528	(9,584)	4,944
	$418,352	$(36,490)	$381,862
* Not subject to amortization

The net change in intangible assets during the six months ended March 31, 2015 included the impact of foreign currency fluctuations during the period, additional amortization, and trade name write-offs of approximately $4,842 in the SGK Brand Solutions segment.  In addition, the Company completed the sale of a majority ownership in its Schawk Digital Solutions business, which was acquired in 2014 as part of the Schawk acquisition.  Net proceeds from this transaction totaled approximately $10,400, and the sale primarily resulted in the disposal of working capital and intangible assets, and the recognition of a cost-basis investment in this business.  No gain or loss was recognized on the sale.

Amortization expense on intangible assets was $4,571 and $1,165 for the three-month periods ended March 31, 2015 and 2014, respectively.  For the six-month periods ended March 31, 2015 and 2014, amortization expense was $9,221 and $2,340, respectively. Amortization expense is estimated to be $9,986 for the remainder of 2015, $18,128 in 2016, $17,157 in 2017, $16,018 in 2018 and $15,131 in 2019.

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

RESULTS OF OPERATIONS:

In the first quarter of fiscal 2015, the Company changed its segment reporting to reflect a realignment of its operations, and changes in the management of its business.  The Company is now managing and reporting its businesses under three segments: SGK Brand Solutions, Memorialization and Industrial. The SGK Brand Solutions segment is comprised of graphics imaging products and services, including Schawk, merchandising display systems, and marketing and design services. The Memorialization segment is comprised of the Company's cemetery products, funeral home products and cremation operations.  The Industrial segment is comprised of the Company's marking and automation products and fulfillment systems. Prior periods have been restated to conform with the current presentation. (Segment information is set forth in this report in Note 11, "Segment Information" in Item 1-"Financial Statements").

The following table sets forth the sales and operating profit for the Company's three reporting segments for the three and six-month periods ended March 31, 2015 and 2014.

	Three Months Ended		Six Months Ended
(In thousands)	March 31,		March 31,
	2015	2014	2015	2014
Sales:
SGK Brand Solutions	$191,722	$98,341	$392,556	$189,403
Memorialization	130,255	125,651	246,478	243,011
Industrial	27,417	22,845	53,944	44,368
	$349,394	$246,837	$692,978	$476,782

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
Operating profit:
SGK Brand Solutions	$(1,600)	$1,287	$250	$2,605
Memorialization	18,173	17,426	39,659	29,647
Industrial	2,702	1,830	4,951	2,970
	$19,275	$20,543	$44,860	$35,222

Sales for the six months ended March 31, 2015 were $693.0 million, compared to $476.8 million for the six months ended March 31, 2014.  The increase in fiscal 2015 sales principally reflected the acquisition of Schawk, higher sales in the SGK Brand Solutions segment, excluding Schawk, and sales growth in the Memorialization and Industrial segments.  Consolidated sales for the six months ended March 31, 2015 were unfavorably impacted by changes in foreign currencies against the U.S. dollar of approximately $22.5 million.

In the SGK Brand Solutions segment, sales for the first six months of fiscal 2015 were $392.6 million, compared to $189.4 million for the first six months of fiscal 2014.  The increase resulted principally from the acquisition of Schawk ($205.8 million), and higher sales, excluding the Schawk acquisition, in the U.S. and European markets.  These increases were partially offset by the unfavorable impact of changes in foreign currency values against the U.S. dollar of approximately $17.2 million.  Memorialization segment sales for the first six months of fiscal 2015 were $246.5 million, compared to $243.0 million for the first six months of fiscal 2014.  The Memorialization segment sales reflected higher unit volume of caskets, higher sales of bronze and granite memorials and higher cremation equipment sales in the U.S. market.  These increases were partially offset by lower mausoleum sales, lower cremation equipment sales in Europe and the U.K., and the unfavorable impact of changes in foreign currency values against the U.S. dollar of approximately $4.0 million. Industrial segment sales were $53.9 million for the first six months of fiscal 2015, compared to $44.4 million for the first six months of fiscal 2014.  The increase resulted principally from higher sales of warehouse control systems and higher unit volume of marking products and related inks, primarily in North America.  These increases were partially offset by the unfavorable impact of changes in foreign currency values against the U.S. dollar of approximately $1.4 million.

Gross profit for the six months ended March 31, 2015 was $252.4 million, compared to $171.6 million for the same period a year ago.  Consolidated gross profit as a percent of sales was 36.4% and 36.0% for the first six months of fiscal 2015 and fiscal 2014, respectively.  The increase in gross profit and gross profit as a percent of sales primarily reflected the impact of higher sales.

Selling and administrative expenses for the six months ended March 31, 2015 were $207.5 million, compared to $136.3 million for the first six months of fiscal 2014.  Consolidated selling and administrative expenses as a percent of sales were 29.9% for the six months ended March 31, 2015, compared to 28.6% for the same period last year.  The increase in selling and administrative expenses was primarily attributable to higher sales and the acquisition of Schawk.  In addition, fiscal 2015 selling and administrative expenses included an increase of $7.2 million in intangible asset amortization related to the Schawk acquisition, acquisition-related expenses of $14.7 million primarily related to the Schawk acquisition integration activities, trade name write-offs of $4.8 million and expenses related to strategic cost-structure initiatives of $1.0 million, partially offset by the impact of the favorable settlement of litigation, net of related expenses, in the Memorialization segment of $9.0 million.  Selling and administrative expenses in the first six months of fiscal 2014 included expenses related to acquisition activities, primarily the SGK acquisition, of $3.6 million, the Company's strategic cost-structure initiatives of $3.3 million and litigation-related expenses in the Memorialization segment of $1.1 million.

Operating profit for the six months ended March 31, 2015 was $44.9 million, compared to $35.2 million for the six months ended March 31, 2014.  The SGK Brand Solutions segment operating profit for the first six months of fiscal 2015 was $250,000, compared to $2.6 million for the same period a year ago.  Fiscal 2015 operating profit was favorably impacted by the Schawk acquisition, and higher sales, exclusive of the acquisition.  The SGK Brand Solutions segment fiscal 2015 operating profit included charges totaling $19.8 million representing acquisition integration expenses, trade name write-offs, and expenses related to strategic cost-structure initiatives.  In addition, the segment reported a $7.2 million increase in intangible asset amortization related to the Schawk acquisition.  Fiscal 2015 SGK Brand Solutions segment operating profit was also unfavorably impacted by changes in foreign currency values against the U.S. dollar of approximately $1.5 million.  Fiscal 2014 operating profit included acquisition-related expenses of $3.5 million and expenses related to strategic cost structure initiatives of $1.4 million.  Memorialization segment operating profit for the first six months of fiscal 2015 was $39.7 million, compared to $29.6 million for the first six months of fiscal 2014.  The increase included the impact of the favorable settlement of litigation, net of related expenses, of $9.0 million.  Operating profit for the Memorialization segment in fiscal 2014 included $2.4 million of expenses related to strategic cost-structure initiatives and $1.1 million of litigation-related expenses.  Operating profit for the Industrial segment for the six months ended March 31, 2015 was $5.0 million, compared to $3.0 million for the same period a year ago.  The increase primarily resulted from the favorable impact of higher sales.

Investment income was $973,000 for the six months ended March 31, 2015, compared to $1.2 million for the six months ended March 31, 2014.  The decrease reflected lower rates of return on investments held in trust for certain of the Company's benefit plans.  Interest expense for the first six months of fiscal 2015 was $10.3 million, compared to $5.5 million for the same period last year.  The increase in interest expense primarily reflected higher average debt levels resulting from the acquisition of Schawk in July 2014.  Other deductions, net, for the six months ended March 31, 2015 represented a decrease in pre-tax income of $1.7 million, compared to a decrease in pre-tax income of $1.1 million for the same period last year.  Other income and deductions generally include banking related fees and the impact of currency gains and losses on certain intercompany debt and foreign denominated receivables and payables.

The Company's effective tax rate for the six months ended March 31, 2015 was 28.4%, compared to 35.9% for the first six months of fiscal 2014 and 34.6% for the fiscal 2014 full year.  The decrease in the effective tax rate for the first six months of fiscal 2015 primarily reflected the benefit of the utilization of certain tax attributes as a result of legal structure reorganization in foreign jurisdictions.  The effective tax rate in fiscal 2014 included the impact of non-deductible acquisition costs.  The difference between the Company's effective tax rate and the Federal statutory rate of 35.0% primarily reflected the impact of state taxes, offset by lower foreign income taxes.

Net earnings attributable to noncontrolling interests was a loss of $263,000 in the six months ended March 31, 2015, compared to a loss of $90,000 for the same period a year ago.  The increase in the loss related to noncontrolling interests primarily reflected losses in less than wholly-owned Industrial and Memorialization businesses.

GOODWILL AND OTHER INTANGIBLE ASSETS:

Goodwill related to business combinations is not amortized, but is subject to annual review for impairment.  In general, when the carrying value of a reporting unit exceeds its implied fair value, an impairment loss may need to be recognized.  For purposes of testing for impairment, the Company uses a combination of valuation techniques, including discounted cash flows.  A number of assumptions and estimates are involved in the application of the discounted cash flow model to forecast operating cash flows, including sales volumes and pricing, costs to produce, tax rates, capital spending, working capital changes, and discount rates.  The Company estimates future cash flows using volume and pricing assumptions based largely on existing customer relationships and contracts, and operating cost assumptions management believes are reasonable based on historical performance and projected future performance as reflected in its most recent operating plans and projections.  The discount rates used in the discounted cash flow analyses were developed with the assistance of valuation experts and management believes the discount rates appropriately reflect the risks associated with the Company's operating cash flows.  In order to further validate the reasonableness of the estimated fair values of the reporting units as of the valuation date, a reconciliation of the aggregate fair values of all reporting units to market capitalization was performed using a reasonable control premium.  The Company performed its annual impairment review in the second quarter of fiscal 2015 and determined that the estimated fair value for all reporting units exceeded carrying value so no adjustments to the carrying value of goodwill were necessary at March 31, 2015.

Trade names with indefinite lives are tested for impairment annually in the second quarter. In connection with the integration of Schawk, the Company discontinued the use of certain trade names and recognized write-offs of approximately $4.8 million in the SGK Brand Solutions segment during the second quarter of fiscal 2015.

LIQUIDITY AND CAPITAL RESOURCES:

Net cash provided by operating activities was $54.1 million for the first six months of fiscal 2015, compared to $23.6 million for the first six months of fiscal 2014.  Operating cash flow for both periods reflected net income adjusted for depreciation, amortization, stock-based compensation expense and non-cash pension expense.  Net changes in working capital items, which principally related to decreases in accounts receivable, inventory and accounts payable, and increases in fiscal year-end compensation-related payments, resulted in a source of working capital of approximately $10.2 million in fiscal 2015.  Net changes in working capital items, which principally related to increases in inventory and fiscal year-end compensation-related payments, resulted in a use of working capital of approximately $18.4 million in fiscal 2014.

Cash used in investing activities was $21.4 million for the six months ended March 31, 2015, compared to $9.8 million for the six months ended March 31, 2014.  Investing activities for the first six months of fiscal 2015 primarily reflected capital expenditures of $19.6 million, net proceeds of $10.4 million from the sale of a subsidiary, and restricted cash of $12.9 million related to a letter of credit issued for a customer (see below).  Investing activities for the first six months of fiscal 2014 primarily reflected capital expenditures.

Capital expenditures reflected reinvestment in the Company's business segments and were made primarily for the purchase of new manufacturing machinery, equipment and facilities designed to improve product quality, increase manufacturing efficiency, lower production costs and meet regulatory requirements.  Capital expenditures for the last three fiscal years were primarily financed through operating cash.  Capital spending for property, plant and equipment has averaged $29.1 million for the last three fiscal years.  Capital spending for fiscal 2015 is currently expected to be approximately $50.0 million.  The increase in fiscal 2015 expected capital spending reflects the addition of the historical capital requirements of Schawk, and additional information technology capital spending related to the Company's systems integration activities, primarily arising from the Schawk acquisition.  The Company expects to generate sufficient cash from operations to fund all anticipated capital spending projects.

Cash used in financing activities for the six months ended March 31, 2015 was $40.2 million, primarily reflecting repayment of long-term debt, net of proceeds from borrowings, of $25.4 million, proceeds from the sale of treasury stock (stock option exercises) of $3.8 million, treasury stock purchases of $9.9 million, and dividends of $8.6 million to the Company's shareholders.  Cash used in financing activities for the six months ended March 31, 2014 was $11.5 million, primarily reflecting long-term debt proceeds, net of repayments, of $851,000, proceeds from the sale of treasury stock (stock option exercises) of $1.8 million, treasury stock purchases of $4.3 million, payment of contingent consideration of $3.7 million and dividends of $6.0 million to the Company's shareholders.

The Company has a domestic Revolving Credit Facility with a syndicate of financial institutions.  In connection with the acquisition of Schawk in July 2014, the Company amended certain terms of the Revolving Credit Facility to increase the maximum amount of borrowings available under the facility from $500.0 million to $900.0 million.  Borrowings under the amended facility bear interest at LIBOR plus a factor ranging from .75% to 2.00% (1.75% at March 31, 2015) based on the Company's leverage ratio.  The leverage ratio is defined as net indebtedness divided by EBITDA (earnings before interest, taxes, depreciation and amortization).  The Company is required to pay an annual commitment fee ranging from .15% to .25% (based on the Company's leverage ratio) of the unused portion of the facility.

The Revolving Credit Facility requires the Company to maintain certain leverage and interest coverage ratios.  A portion of the facility (not to exceed $30.0 million) is available for the issuance of trade and standby letters of credit. Outstanding borrowings on the Revolving Credit Facility at March 31, 2015 and September 30, 2014 were $660.4 million and $680.0 million, respectively.  The weighted-average interest rate on outstanding borrowings at March 31, 2015 and 2014 was 2.50% and 2.53%, respectively.

The Company has entered into the following interest rate swaps (dollars in thousands):

Effective Date	Amount	Fixed Interest Rate	Interest Rate Spread at March 31, 2015	Maturity Date
October 2011	$25,000	1.67%	1.75%	October 2015
June 2012	$40,000	1.88%	1.75%	June 2022
August 2012	$35,000	1.74%	1.75%	June 2022
September 2012	$25,000	3.03%	1.75%	December 2015
September 2012	$25,000	1.24%	1.75%	March 2017
November 2012	$25,000	1.33%	1.75%	November 2015
May 2014	$25,000	1.35%	1.75%	May 2018
November 2014	$25,000	1.26%	1.75%	June 2018
March 2015	$25,000	1.49%	1.75%	March 2019

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

The fair value of the interest rate swaps reflected an unrealized loss of $2.9 million ($1.7 million after tax) at March 31, 2015 that is included in shareholders' equity as part of accumulated other comprehensive income.  Assuming market rates remain constant with the rates at March 31, 2015, a loss, net of tax, of approximately $830,000 included in accumulated other comprehensive income is expected to be recognized in earnings over the next twelve months.

The Company, through certain of its European subsidiaries, has a credit facility with a European bank.  The maximum amount of borrowings available under this facility is 25.0 million Euros ($26.8 million).  Outstanding borrowings under the credit facility totaled 14.1 million Euros ($15.2 million) and 17.5 million Euros ($22.1 million) at March 31, 2015 and September 30, 2014, respectively.  The weighted-average interest rate on outstanding borrowings under the facility at March 31, 2015 and 2014 was 1.74% and 1.48%, respectively.

The Company, through its German subsidiary, Saueressig GmbH & Co. KG ("Saueressig"), has several loans with various European banks.  Outstanding borrowings under these loans totaled 1.0 million Euros ($1.1 million) and 1.2 million Euros ($1.6 million) at March 31, 2015 and September 30, 2014, respectively.  The weighted-average interest rate on outstanding borrowings of Saueressig at March 31, 2015 and 2014 was 4.05% and 4.04%, respectively.

The Company, through its German subsidiary, Wetzel GmbH ("Wetzel"), has several loans with various European banks.  Outstanding borrowings under these loans totaled 2.6 million Euros ($2.7 million) and 2.9 million Euros ($3.6 million) at March 31, 2015 and September 30, 2014, respectively.  The weighted-average interest rate on outstanding borrowings of Wetzel at March 31, 2015 and 2014 was 5.84% and 7.75%, respectively.

The Company, through its wholly-owned subsidiary, Matthews International S.p.A., has several loans with various Italian banks.  Outstanding borrowings on these loans totaled 4.8 million Euros ($5.1 million) and 5.5 million Euros ($6.9 million) at March 31, 2015 and September 30, 2014, respectively.  Matthews International S.p.A. also has three lines of credit totaling 11.3 million Euros ($12.2 million) with the same Italian banks.  Outstanding borrowings on these lines were 4.2 million Euros ($4.5 million) and 4.8 million Euros ($6.1 million) at March 31, 2015 and September 30, 2014, respectively.  The weighted-average interest rate on outstanding Matthews International S.p.A. borrowings at March 31, 2015 and 2014 was 3.18% and 3.12%, respectively.

In September 2014, a claim seeking to draw upon a letter of credit issued by the Company of $12.9 million was filed with respect to a project for a customer.  In January 2015, the Company made payment on the draw to the financial institution for the letter of credit.  Pursuant to an action initiated by the Company, a court order has been issued requiring these funds to ultimately be remitted to the court pending resolution of the dispute between the parties.  While it is possible the resolution of this matter could be unfavorable to the Company, management has assessed the customer's claim to be without merit and, based on information available as of this filing, expects that the ultimate resolution of this matter will not have a material adverse effect on Matthews' financial condition, results of operations or cash flows.  As of March 31, 2015, the Company has presented the funded letter of credit within other current assets on the Condensed Consolidated Balance Sheet.

The Company has a stock repurchase program.  Under the current authorization, the Company's Board of Directors has authorized the repurchase of a total of 2,500,000 shares of Matthews' common stock under the program, of which 753,255 shares remained available for repurchase as of March 31, 2015.  The buy-back program is designed to increase shareholder value, enlarge the Company's holdings of its common stock, and add to earnings per share.  Repurchased shares may be retained in treasury, utilized for acquisitions, or reissued to employees or other purchasers, subject to the restrictions of the Company's Restated Articles of Incorporation.

Consolidated working capital of the Company was $312.3 million at March 31, 2015, compared to $320.6 million at September 30, 2014.  Cash and cash equivalents were $63.1 million at March 31, 2015, compared to $75.6 million at September 30, 2014.  The Company's current ratio was 2.4 and 2.3 at March 31, 2015 and September 30, 2014, respectively.

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

At March 31, 2015, an accrual of approximately $4.8 million had been recorded for environmental remediation (of which $1.3 million was classified in other current liabilities), representing management's best estimate of the probable and reasonably estimable costs of the Company's known remediation obligations.  The accrual does not consider the effects of inflation and anticipated expenditures are not discounted to their present value.  Changes in the accrued environmental remediation obligation from the prior fiscal year reflect payments charged against the accrual.

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

LONG-TERM CONTRACTUAL OBLIGATIONS AND COMMITMENTS:

The following table summarizes the Company's contractual obligations at March 31, 2015, and the effect such obligations are expected to have on its liquidity and cash flows in future periods.

	Payments due in fiscal year:
		2015			After
	Total	Remainder	2016 to 2017	2018 to 2019	2020
Contractual Cash Obligations:	(Dollar amounts in thousands)
Revolving credit facilities	$675,596	$-	$15,171	$660,425	$-
Notes payable to banks	10,377	4,685	5,424	268	-
Short-term borrowings	4,540	4,540	-	-	-
Capital lease obligations	7,634	1,233	1,800	761	3,840
Pension withdrawal liability	37,823	986	3,947	3,947	28,943
Non-cancelable operating leases	52,933	15,592	24,538	9,881	2,922
Total contractual cash obligations	$788,903	$27,036	$50,880	$675,282	$35,705

A significant portion of the loans included in the table above bear interest at variable rates.  At March 31, 2015, the weighted-average interest rate was 2.50% on the Company's domestic Revolving Credit Facility, 1.74% on the credit facility through the Company's European subsidiaries, 4.05% on bank loans to its wholly-owned subsidiary, Saueressig, 5.84% on bank loans to its wholly-owned subsidiary, Wetzel and 3.18% on bank loans to the Company's wholly-owned subsidiary, Matthews International S.p.A.

Benefit payments under the Company's principal retirement plan are made from plan assets, while benefit payments under the supplemental retirement plan and postretirement benefit plan are funded from the Company's operating cash.  The Company is not required to make any significant contributions to its principal retirement plan in fiscal 2015.  During the six months ended March 31, 2015, contributions of $362,000 and $775,000 were made under the supplemental retirement plan and postretirement plan, respectively.  The Company currently anticipates contributing an additional $371,000 and $232,000 under the supplemental retirement plan and postretirement plan, respectively, for the remainder of fiscal 2015.

Unrecognized tax benefits are positions taken, or expected to be taken, on an income tax return that may result in additional payments to tax authorities.  If a tax authority agrees with the tax position taken, or expected to be taken, or the applicable statute of limitations expires, then additional payments will not be necessary.  As of March 31, 2015, the Company had unrecognized tax benefits, excluding penalties and interest, of approximately $4.3 million.  The timing of potential future payments related to the unrecognized tax benefits is not presently determinable. The Company believes that its current liquidity sources, combined with its operating cash flow and borrowing capacity, will be sufficient to meet its capital needs for the foreseeable future.

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

The fair value of the interest rate swaps reflected a net unrealized loss of $2.9 million ($1.7 million after tax) at March 31, 2015 that is included in equity as part of accumulated other comprehensive income.  A decrease of 10% in market interest rates (e.g. a decrease from 5.0% to 4.5%) would result in an increase of approximately $320,000 in the fair value liability of the interest rate swaps.

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

Foreign Currency Exchange Rates - The Company is subject to changes in various foreign currency exchange rates, including the Euro, British Pound, Canadian Dollar, Australian Dollar, Swedish Krona, Chinese Yuan, Hong Kong Dollar, Polish Zloty, Turkish Lira, Indian Rupee and Malaysian Ringgit in the conversion from local currencies to the U.S. dollar of the reported financial position and operating results of its non-U.S. based subsidiaries.  A strengthening of the U. S. dollar of 10% would have resulted in a decrease in reported sales of $30.5 million and a decrease in reported operating income of $2.0 million for the six months ended March 31, 2015.

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

Management, under the supervision and with the participation of our Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures in effect as of March 31, 2015. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2015, the Company's disclosure controls and procedures were effective to provide reasonable assurance that material information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, and that such information is recorded, summarized and properly reported within the appropriate time period, relating to the Company and its consolidated subsidiaries, required to be included in the Exchange Act reports, including this Quarterly Report on Form 10-Q.

There have been no changes in the Company's internal controls over financial reporting that occurred during the fiscal quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

Stock Repurchase Plan

The Company has a stock repurchase program.  The buy-back program is designed to increase shareholder value, enlarge the Company's holdings of its common stock, and add to earnings per share.  Repurchased shares may be retained in treasury, utilized for acquisitions, or reissued to employees or other purchasers, subject to the restrictions of the Company's Restated Articles of Incorporation.  Under the current authorization, the Company's Board of Directors had authorized the repurchase of a total of 2,500,000 shares of Matthews' common stock under the program, of which 753,255 shares remained available for repurchase as of March 31, 2015.

The following table shows the monthly fiscal 2015 stock repurchase activity:

Period	Total number of shares purchased	Weighted-average price paid per share	Total number of shares purchased as part of a publicly announced plan	Maximum number of shares that may yet be purchased under the plan

October 2014	10,000	$43.87	10,000	955,881
November 2014	65,942	46.54	65,942	889,939
December 2014	97,807	46.10	97,807	792,132
January 2015	1,559	46.86	1,559	790,573
February 2015	10,000	48.49	10,000	780,573
March 2015	27,318	48.17	27,318	753,255
Total	212,626	$46.51	212,626

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 6.	Exhibits and Reports on Form 8‑K

(a)	Exhibits

Exhibit
	No.	Description

	31.1	Certification of Principal Executive Officer for Joseph C. Bartolacci
	31.2	Certification of Principal Financial Officer for Steven F. Nicola
	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Joseph C. Bartolacci
	32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Steven F. Nicola

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATTHEWS INTERNATIONAL CORPORATION
(Registrant)

Date: May 1, 2015	/s/ Joseph C. Bartolacci
Joseph C. Bartolacci, President
and Chief Executive Officer

Date: May 1, 2015	/s/ Steven F. Nicola
Steven F. Nicola, Chief Financial Officer
and Secretary