Form 10-K/A
period 2014-09-30
MATTHEWS INTERNATIONAL CORP
filed 2015-08-07
CIK 63296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K/A
Amendment No. 1

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

The aggregate market value of the Class A Common Stock outstanding and held by non-affiliates of the registrant, based upon the closing sale price of the Class A Common Stock on the NASDAQ Global Select Market on March 31, 2014, the last business day of the registrant's second fiscal quarter of 2014, was approximately $1.1 billion.

As of July 31, 2015, shares of common stock outstanding were: Class A Common Stock 32,964,476 shares

Documents incorporated by reference: Specified portions of the Proxy Statement for the 2015 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

The index to exhibits is on pages 85-87.

EXPLANATORY NOTE

Matthews International Corporation (the "Company") is filing this amendment on Form 10-K/A (this "Amendment") to amend its Annual Report on Form 10-K for the fiscal year ended September 30, 2014, as filed on November 26, 2014 (the "Form 10-K" or "Original Filing"), to revise (1) its consolidated financial statements as of and for the fiscal years ended September 30, 2014, September 30, 2013 and September 30, 2012, (2) its selected financial data for all years presented, (3) its quarterly results of operations for all fiscal quarters in fiscal years 2014 and 2013, (4) its Management's Discussion and Analysis, and Business and Properties descriptions, (5) its Management's Report on Internal Control Over Financial Reporting as of September 30, 2014, (6) its Item 9A "Controls and Procedures" disclosures as of September 30, 2014 and (7) reissue the Report of Independent Registered Public Accounting Firm to update the Firm's opinion on the effectiveness of the Company's internal control over financial reporting as of September 30, 2014.

In order to permit the incorporation by reference of prior period financial statement into future Securities Act of 1933 filings, prior period segment information is being revised.  On October 1, 2014, the Company changed its segment reporting to reflect a realignment of its operations, and changes in the management of its business.  The Company's segment information for years prior to fiscal 2015 has been revised to conform with the current presentation. Certain other amounts in the consolidated financial statements have been revised for years prior to fiscal 2015, which are not material to the prior years' presentation.  Refer to Note 2, "Summary of Significant Accounting Policies" and Note 17, "Segment Information" in Item 8-"Financial Statements and Supplementary Data" for further information.

In addition, as disclosed in a Current Report on Form 8-K dated July 30, 2015, the Company identified a theft of funds from the Company by an employee that had occurred over a multi-year period through May 2015 which had not been recorded in the Company's financial statements.  Pursuant to the guidance of Staff Accounting Bulletin ("SAB") No. 99, "Materiality", the Company evaluated the materiality of these amounts quantitatively and qualitatively and has concluded that the amounts described above were not material to any of its annual or quarterly prior period financial statements or trends of financial results. However, because of the significance of the cumulative out-of-period adjustment to the fiscal 2015 third quarter, the financial statements for years prior to fiscal 2015 have been revised in accordance with SAB No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements".  As a result of this matter, a reassessment was conducted on the internal controls in the Company's treasury process.  Specifically, the design of the internal controls over segregation of duties within the treasury process has been determined to constitute a "material weakness" (as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended) in internal control over financial reporting and disclosure controls and procedures at September 30, 2014, as discussed in Part II, Item 9A "Controls and Procedures" of this Amendment.  In response to this matter, the Company has taken immediate action and implemented changes in the design of this internal control to ensure appropriate segregation of duties within the Company's treasury process.

Except as required to reflect the effects of the adjustments for the items above, no additional modifications or updates have been made to the Original Filing and are set forth in this Amendment. Information not affected by these adjustments remains unchanged and reflects the disclosures made at the time of the Original Filing. This Amendment does not describe other events occurring after the Original Filing, including exhibits, or modify or update those disclosures affected by subsequent events. This Amendment should be read in conjunction with the Company's filings made with the SEC subsequent to the filing of the Original Filing, as information in such reports and documents may update or supersede certain information contained in this Amendment. Accordingly, this Amendment only amends and revises Items 1 and 2 of Part I, Items 6, 7, 8 and 9A of Part II and Item 15 of Part IV of the Original Filing, in each case, solely as a result of, and to reflect, the adjustments noted above, and no other information in the Original Filing is amended hereby. Additionally, pursuant to the rules of the SEC, Item 15 of Part IV of the Original Filing has been amended to contain the currently dated certifications of the Company's Chief Executive Officer and Chief Financial Officer. As required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, the certifications of the Company's Chief Executive Officer and Chief Financial Officer, and the consent of its independent registered public accounting firm, are attached to this Amendment as Exhibits 31.1, 31.2, 32.1, 32.2 and 23, respectively.

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

ITEM 1.  BUSINESS.

Matthews, founded in 1850 and incorporated in Pennsylvania in 1902, is a designer, manufacturer and marketer principally of brand solutions, memorialization products and industrial products.  Brand solutions include brand development, deployment and delivery (consisting of brand management, printing plates and cylinders, pre-media services and imaging services for consumer packaged goods and retail customers, merchandising display systems, and marketing and design services).  Memorialization products consist primarily of bronze and granite memorials and other memorialization products, caskets and cremation equipment for the cemetery and funeral home industries.  Industrial products include marking and coding equipment and consumables, industrial automation products and order fulfillment systems for identifying, tracking, picking and conveying consumer and industrial products.

Beginning October 1, 2014, the Company realigned its operations into three reporting segments, SGK Brand Solutions, Memorialization, and Industrial. The SGK Brand Solutions segment is comprised of the graphics imaging business, including Schawk, and the merchandising solutions operations.  The Memorialization segment is comprised of the Company's cemetery products, funeral home products and cremation operations.  The Industrial segment is comprised of the Company's marking and automation products and fulfillment systems.  All periods have been revised to conform with the current presentation.  Segment information is set forth in this report in Note 17, "Segment Information" in item 8 - "Financial Statements and Supplementary Data".

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

ITEM 1.	BUSINESS, (continued)

The following table sets forth reported sales and operating profit for the Company's business segments for the past three fiscal years.  Detailed financial information relating to business segments and to domestic and international operations is presented in Note 17 ("Segment Information") to the Consolidated Financial Statements included in Part II of this Annual Report on Form 10-KA.

	Years Ended September 30,
	2014		2013		2012
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Sales to unaffiliated customers:
SGK Brand Solutions	497,328	45.0	373,941	38.0	332,829	37.0
Memorialization	508,420	45.9	517,911	52.5	492,867	54.7
Industrial	100,849	9.1	93,505	9.5	74,621	8.3
Total	$1,106,597	100.0%	$985,357	100.0%	$900,317	100.0%

Operating profit:
SGK Brand Solutions	2,536	3.1	13,999	14.8	19,927	21.5
Memorialization	67,937	83.3	71,754	75.8	62,597	67.6
Industrial	11,049	13.6	8,862	9.4	10,061	10.9
Total	$81,522	100.0%	$94,615	100.0%	$92,585	100.0%

In fiscal 2014, approximately 61% of the Company's sales were made from the United States, and 35%, 2%, 1% and 1% were made from Europe, Asia, Australia and Canada, respectively. For further information on segments, see Note 17 ("Segment Information") in Item 8 "Financial Statements and Supplementary Data" on pages 69-70 of this report. Products and services of the SGK Brand Solutions segment are sold primarily in the United States, Europe and Asia.  Memorialization segment products are sold throughout the world, with the segment's principal operations located in the United States, Europe, Canada, and Australia.  The Industrial segment sells equipment and consumables directly to industrial consumers and distributors in the United States and internationally through the Company's subsidiaries in Canada, Sweden and China, and through other foreign distributors.  Matthews owns a minority interest in Industrial product distributors in Asia, Australia and Europe.

SGK Brand Solutions:

The SGK Brand Solutions segment provides brand development, brand management, pre-media services, printing plates and cylinders, embossing tools, and creative design services principally to consumer packaged goods and retail customers, and the primary packaging and corrugated industries. With the acquisition of Schawk in July 2014, the Company significantly expanded its product offerings and capabilities related to brand development and brand management serving the consumer packaged goods and retail industries.  The primary packaging industry consists of manufacturers of printed packaging materials such as boxes, flexible packaging, folding cartons and bags commonly displayed at retailers of consumer goods. The corrugated packaging industry consists of manufacturers of printed corrugated containers.  Other major industries served include the wallpaper, flooring, automotive, and textile industries.  In addition, the segment provides merchandising, retail graphics and printing solutions for brand owners and retailers.  The segment designs, manufactures and installs merchandising and display systems, and provides total turnkey project management services.  The segment also provides creative merchandising and marketing solutions services.

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

ITEM 1.	BUSINESS, (continued)

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

The segment's sales are also derived from the design, engineering, manufacturing and execution of merchandising and display systems.  These systems include permanent and temporary displays, custom store fixtures, brand concept shops, interactive media, custom packaging, and screen and digitally printed promotional signage.  Design and engineering services include concept and model development, graphics design and prototyping.  Merchandising and display systems are manufactured to specifications developed by the segment in conjunction with the customer.

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

The SGK Brand Solutions segment customer base consists primarily of brand owners and packaging industry converters.  Brand owners are generally large, well-known consumer products companies and retailers with a national or global presence.  These types of companies tend to purchase their graphics needs directly and supply the printing forms, or the electronic files to make the printing plates and gravure cylinders, to the packaging printer for their products.  The SGK Brand Solutions segment serves customers primarily in Europe, the United States and Asia.

Major raw materials for this segment's products include photopolymers, steel, copper, film wood, particleboard, corrugated materials, structural steel, plastic, laminates, inks and graphic art supplies.  All such materials are presently available in adequate supply from various industry sources.

The SGK Brand Solutions segment is one of several providers of brand management, brand development and pre-media services and manufacturers of printing plates and cylinders with an international presence. The combination of the Company's businesses in Europe, the United States and Asia is an important part of Matthews' strategy to become a worldwide leader in the graphics industry in providing consistent service to multinational customers on a global basis.  Competition is on the basis of product quality, timeliness of delivery and price.  The merchandising and display business operates in a fragmented industry consisting primarily of a number of small, locally operated companies.  Industry competition is intense and the segment competes on the basis of reliability, creativity and providing a broad array of merchandising products and services.  The segment is unique in its ability to provide in-depth marketing and merchandising services as well as design, engineering and manufacturing capabilities. These capabilities allow the segment to deliver complete turnkey merchandising solutions quickly and cost effectively. The Company differentiates itself from the competition by consistently meeting these customer demands, its ability to service customers both nationally and globally, and its ability to provide a variety of value-added support services.

Memorialization:

The Memorialization segment manufactures and markets a full line of memorialization products used primarily in cemeteries. The segment's memorialization products, which are sold principally in the United States, Europe, Canada and Australia, include cast bronze memorials, granite memorials and other memorialization products.  The segment also manufactures and markets architectural products that are produced from bronze, aluminum and other metals, which are used to identify or commemorate people, places, events and accomplishments.

The segment is a leading manufacturer and distributor of caskets and other funeral home products in North America.  The segment produces and markets metal, wood and cremation caskets. Caskets are offered in a variety of colors, interior designs, handles and trim in order to accommodate specific religious, ethnic or other personal preferences. The segment also markets other funeral home products such as urns, jewelry, stationery and other funeral home products. The segment offers individually personalized caskets and urns through the Company-owned distribution network.

ITEM 1.	BUSINESS, (continued)

The segment also provides the following groups of products and services:

•	Cremation Systems
•	Waste Management/Incineration Systems
•	Environmental and Energy Systems
•	Service and Supplies
•	Crematory Management/Operations
•	Cremation Urns and Memorialization Products

Servicing the human, pet and specialized incineration markets, the segment's primary market areas are North America and Europe, and it also sells into Latin America and the Caribbean, Australia and Asia.

Memorial products include flush bronze and granite memorials, upright granite memorials and monuments, cremation memorialization products, granite benches, flower vases, crypt plates and letters, cremation urns, niche units, cemetery features and statues, along with other related products and services. Flush memorials are bronze plaques or granite memorials which contain personal information about a deceased individual (such as name, birth date, and death date), photos and emblems.  Flush bronze and granite memorials are even or "flush" with the ground and therefore are preferred by many cemeteries for easier mowing and general maintenance.  The segment's memorial products also include community and family mausoleums within North America.  In addition, the segment's other memorial products include bronze plaques, letters, emblems, vases, lights and photo ceramics that can be affixed to granite monuments, mausoleums, crypts and flush memorials.  Principal customers for memorial products are cemeteries and memorial parks, which in turn sell the Company's products to the consumer.

Customers of the Memorialization segment can also purchase memorials and vases on a "pre-need" basis.  The "pre-need" concept permits families to arrange for these purchases in advance of their actual need.  Upon request, the Company will manufacture the memorial to the customer's specifications (e.g., name and birth date) and place it in storage for future delivery.  Memorials in storage have been paid in full with title conveyed to each pre-need purchaser.

The Memorialization segment manufactures a full line of memorialization products for cremation, including urns in a variety of sizes, styles and shapes as well as standard and custom designed granite cremation pedestals and benches.  The segment also manufactures bronze and granite niche units, which are comprised of numerous compartments used to display cremation urns in mausoleums and churches.  In addition, the Company also markets turnkey cremation gardens, which include the design and all related products for a cremation memorial garden.

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

Metal caskets are made from various gauges of cold-rolled steel, stainless steel, copper and bronze.  Metal caskets are generally categorized by whether the casket is non-gasketed or gasketed, and by material (i.e., bronze, copper, or steel) and in the case of steel, by the gauge (thickness) of the metal.  Wood caskets are manufactured from nine different species of wood, as well as from veneer.  The species of wood used are poplar, pine, ash, oak, pecan, maple, cherry, walnut and mahogany.  The Memorialization segment is a leading manufacturer of all-wood constructed caskets, which are manufactured using pegged and dowelled construction, and include no metal parts.  All-wood constructed caskets are preferred by certain religious groups. Cremation caskets are made primarily from wood or cardboard covered with cloth or veneer.  These caskets appeal primarily to cremation consumers, the environmentally concerned, and value buyers.

ITEM 1.	BUSINESS, (continued)

The Memorialization segment also produces casket components.  Casket components include stamped metal parts, metal locking mechanisms for gasketed metal caskets, adjustable beds and interior panels.  Metal casket parts are produced by stamping cold-rolled steel, stainless steel, copper and bronze sheets into casket body parts.  Locking mechanisms and adjustable beds are produced by stamping and assembling a variety of steel parts.  The segment purchases from sawmills and lumber distributors various species of uncured wood, which it dries and cures.  The cured wood is processed into casket components.

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

Raw materials used by the Memorialization segment to manufacture memorials consist principally of bronze and aluminum ingot, granite, sheet metal, coating materials, photopolymers and construction materials and are generally available in adequate supply.  Ingot is obtained from various North American, European and Australian smelters. The primary materials required for casket manufacturing are cold-rolled steel and lumber. The segment also purchases copper, bronze, stainless steel, particleboard, corrugated materials, paper veneer, cloth, ornamental hardware and coating materials. Purchase orders or supply agreements are typically negotiated with large, integrated steel producers that have demonstrated timely delivery, high quality material and competitive prices.  Lumber is purchased from a number of sawmills and lumber distributors.  The Company purchases most of its lumber from sawmills within 150 miles of its wood casket manufacturing facility in York, Pennsylvania.  Raw materials used to manufacture cremation and incineration products consist principally of structural steel, sheet metal, electrical components, combustion devices and refractory materials. These are generally available in adequate supply from numerous suppliers.

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

The Company competes with several manufacturers in the cremation and accessory equipment market principally on the basis of product design, quality and price.  The Memorialization segment and its three largest global competitors account for a substantial portion of the U.S. and European cremation equipment market

The Memorialization segment works to provide a total solution to customers that own and operate businesses in both the cemetery and funeral home markets.

Industrial:

The Industrial segment designs, manufactures and distributes a wide range of marking, coding and industrial automation solutions, and related consumables.  Manufacturers, suppliers and distributors worldwide rely on Matthews' integrated systems to identify, track, control and pick their products.

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

A significant portion of the revenue of the Industrial segment is attributable to the sale of consumables and replacement parts required by the marking, coding and tracking hardware sold by Matthews.  The Company develops inks, rubber and steel consumables in conjunction with the marking equipment in which they are used, which is critical to ensure ongoing equipment reliability and mark quality.  Most marking equipment customers use Matthews' inks, solvents and cleaners.

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

ITEM 1.	BUSINESS, (continued)

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

BACKLOG:

Because the nature of the Company's Memorialization, SGK Brand Solutions and Industrial businesses are primarily custom products made to order and services with short lead times, backlogs are not generally material except for mausoleums and cremation equipment in the Memorialization segment, roto-gravure engineering projects in the SGK Brand Solutions segment and industrial automation and order fulfillment systems in the Industrial segment.  Backlogs vary in a range of approximately one year of sales for mausoleums and roto-gravure engineering projects. Cremation equipment sales backlogs vary in a range of eight to ten months of sales.  Backlogs for Industrial segment sales generally vary in a range of up to six weeks for standard products and twelve weeks for custom systems.  The Company's backlog is expected to be substantially filled in fiscal 2015.

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

Changes in Mortality and Cremation Rates.  Generally, life expectancy in the United States and other countries in which the Company's Memorialization businesses operate has increased steadily for several decades and is expected to continue to do so in the future.  The increase in life expectancy is also expected to impact the number of deaths in the future.  Additionally, cremations have steadily grown as a percentage of total deaths in the United States since the 1960's, and are expected to continue to increase in the future.  The Company expects that these trends will continue in the future, and the result may affect the volume of bronze and granite memorialization products and burial caskets sold in the United States.  However, sales of the Company's Memorialization segment may benefit from the growth in cremations.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

Not Applicable.

 ITEM 2.  PROPERTIES.

Principal properties of the Company and its majority-owned subsidiaries as of October 31, 2014 were as follows (properties are owned by the Company except as noted):

Location	Description of Property
SGK Brand Solutions:
Des Plaines, IL	Division Offices
Pittsburgh, PA	Manufacturing
Antwerp, Belgium	Manufacturing
Atlanta, GA	Manufacturing
Atlanta, GA	Operating facility	(1)
Battle Creek, MI	Operating facility	(1)
Bristol, England	Operating facility
Budapest, Hungary	Manufacturing
Chenai, China	Operating facility	(1)
Chicago, IL	Operating facility	(1)
Chicago, IL	Operating facility	(1)
Chicago, IL	Subletting	(1)
Cincinnati, OH	Operating facility	(1)
Cincinnati, OH	Operating facility	(1)
Cincinnati, OH	Manufacturing	(1)
Des Plaines, IL	Operating facility	(1)
Duchow, Poland	Manufacturing
Goslar, Germany	Manufacturing	(1)
Grenzach-Wyhlen, Germany	Manufacturing
Hilversum, Netherlands	Operating facility	(1)
Izmir, Turkey	Manufacturing
Julich, Germany	Manufacturing
Kalamazoo, MI	Operating facility
Leeds, England	Operating facility	(1)
London, England	Operating facility	(1)
Los Angeles, CA	Operating facility	(1)
Manchester, England	Manufacturing	(1)
Minneapolis, MN	Manufacturing
Mississauga, Canada	Operating facility	(1)
Monchengladbach, Germany	Manufacturing
Mt. Olive, NJ	Operating facility	(1)
Munich, Germany	Manufacturing	(1)
New Berlin, WI	Manufacturing	(1)
New York, NY	Operating facility	(1)
New, York, NY	Operating facility	(1)
Newcastle, England	Operating facility	(1)
Northbrook, IL	Vacant	(1)
North Sydney, Australia	Operating facility	(1)
Nuremberg, Germany	Manufacturing	(1)
Oakland, CA	Operating facility	(1)
Paris, France	Operating facility	(1)
Penang, Malaysia	Operating facility
Poznan, Poland	Manufacturing
Queretaro, Mexico	Manufacturing
Redmond, WA	Operating facility	(1)

ITEM 2.	PROPERTIES, (continued)

Location	Description of Property

SGK Brand Solutions, (continued):
St. Louis, MO	Manufacturing
San Francisco, CA	Operating facility	(1)
San Francisco, CA	Operating facility	(1)
Shanghai, China	Operating facility	(1)
Shanghai, China	Operating facility	(1)
Shenzhen, China	Manufacturing	(1)
Singapore, Singapore	Operating facility	(1)
Stamford, CT	Operating facility	(1)
Sterling Heights, MI	Operating facility	(1)
Swindon, England	Subletting	(1)
Toronto, Canada	Manufacturing	(1)
Vienna, Austria	Manufacturing	(1)
Vreden, Germany	Manufacturing
Wan Chai, Hong Kong	Manufacturing	(1)
Woburn, MA	Operating facility	(1)
East Butler, PA	Manufacturing / Division Offices
Portland, OR	Sales Office	(1)

Memorialization (2):
Pittsburgh, PA	Manufacturing / Division Offices
Elberton, GA	Manufacturing
Kingwood, WV	Manufacturing
Melbourne, Australia	Manufacturing	(1)
Monterrey, Mexico	Manufacturing	(1)
Parma, Italy	Manufacturing / Warehouse	(1)
Searcy, AR	Manufacturing
Whittier, CA	Manufacturing	(1)
Monterrey, Mexico	Manufacturing	(1)
Richmond, IN	Manufacturing	(1)
Richmond, IN	Manufacturing / Metal Stamping
York, PA	Manufacturing
Apopka, FL	Manufacturing / Division Offices
Manchester, England	Manufacturing	(1)
Udine, Italy	Manufacturing	(1)

Industrial:
Pittsburgh, PA	Manufacturing / Division Offices
Beijing, China	Manufacturing	(1)
Cincinnati, OH	Manufacturing	(1)
Germantown, WI	Manufacturing	(1)
Gothenburg, Sweden	Manufacturing / Distribution	(1)
Ixonia, WI	Manufacturing	(1)
Tualatin, OR	Manufacturing	(1)
Tianjin City, China	Manufacturing	(1)

ITEM 2.	PROPERTIES, (continued)

Location	Description of Property

Corporate Office:
Pittsburgh, PA	General Offices

(1)	These properties are leased by the Company under operating lease arrangements. Rent expense incurred by the Company for all leased facilities was approximately $21.8 million in fiscal 2014.
(2)	In addition to the properties listed, the Memorialization segment leases warehouse facilities totaling approximately 1.0 million square feet in 30 states under operating leases.

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

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

OFFICERS AND EXECUTIVE MANAGEMENT OF THE REGISTRANT

The following information is furnished with respect to officers and executive management as of November 15, 2014:

Name	Age	Positions with Registrant

Joseph C. Bartolacci	54	President and Chief Executive Officer

David F. Beck	62	Vice President and Controller
Marcy L. Campbell	51	Vice President, Human Resources

Brian J. Dunn	57	Executive Vice President, Strategy and Corporate Development

Steven D. Gackenbach	51	Group President, Memorialization

Steven F. Nicola	54	Chief Financial Officer and Secretary

Paul F. Rahill	57	President, Cremation Division

David A. Schawk	58	President, SGK Brand Solutions

Brian D. Walters	45	Vice President and General Counsel

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

Steven F. Nicola was appointed Chief Financial Officer, Secretary and Treasurer effective December 2003.

Paul F. Rahill was appointed President, Cremation Division in October 2002.

David A. Schawk joined the Company in July 2014 as President, SGK Brand Solutions upon Matthews' acquisition of Schawk.  Mr. Schawk served as Schawk's Chief Executive Officer from July 2012, and Chief Executive Officer and President for more than five years prior thereto. Mr. Schawk was a member of the Schawk Board of Directors since 1992.

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

Securities Authorized for Issuance Under Equity Compensation Plans:

See Equity Compensation Plans in Item 12 "Security Ownership of Certain Beneficial Owners and Management" on page 79 of this report.

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

ITEM 6.  SELECTED FINANCIAL DATA.

	Years Ended September 30,
	2014(1)	2013(2)	2012(3)	2011(4)	2010(5)
	(Amounts in thousands, except per share data)
	(Unaudited)

Net sales	$1,106,597	$985,357	$900,317	$898,821	$821,829

Operating profit	81,522	94,615	92,585	117,589	116,581

Interest expense	12,628	12,925	11,476	8,241	7,419

Net income attributable to Matthews shareholders	42,625	54,121	55,276	72,106	68,874

Earnings per common share:
Basic	$1.51	$1.96	$1.96	$2.46	$2.32
Diluted	1.49	1.95	1.95	2.45	2.30

Weighted-average common
shares outstanding:
Basic	28,209	27,255	27,753	28,775	29,656
Diluted	28,483	27,423	27,839	28,812	29,706

Cash dividends per share	$.460	$.410	$.370	$.330	$.290

Total assets	$2,024,048	$1,209,262	$1,122,171	$1,092,151	$988,787
Long-term debt, non-current	714,027	351,068	298,148	299,170	225,256

All periods have been revised to reflect additional expense related to a theft of funds from the Company by an employee, as described in Note 2, "Summary of Significant Accounting Policies" in Item 8-"Financial Statements and Supplementary Data". Net income attributable to Matthews shareholders was adjusted by $1,049, $767, $567, $266 and $183 for fiscal years 2014, 2013, 2012, 2011 and 2010, respectively. Diluted earnings per share was adjusted by $0.04, $0.03, $0.03, $0.01 and $0.01 for fiscal years 2014, 2013, 2012, 2011 and 2010, respectively.  Basic earning per share was adjusted by $0.03, $0.03, $0.02 and $0.01 for fiscal years 2014, 2013, 2012 and 2011, respectively.

(1)	Fiscal 2014 included net charges of approximately $41,289 (pre-tax), primarily related to acquisition-related costs, strategic cost reduction initiatives, and litigation expenses related to a legal dispute in the Memorialization segment. Charges of $38,598 and $2,691 impacted operating profit and other deductions, respectively. In addition, fiscal 2014 included the unfavorable effect of adjustments of $1,347 to income tax expense related to non-deductible expenses related to acquisition activities.
(2)	Fiscal 2013 included net charges of approximately $15,352 (pre-tax), which primarily related to strategic cost reduction initiatives, incremental costs related to an ERP implementation in the Memorialization segment, acquisition-related costs and an impairment charge related to the carrying value of a trade name. The unusual charges were partially offset by a gain on the final settlement of the purchase price of the remaining ownership interest in one of the Company's subsidiaries and the benefit of adjustments to contingent consideration.
(3)	Fiscal 2012 included net charges of approximately $8,779 (pre-tax), which primarily consisted of charges related to cost reduction initiatives and incremental costs related to an ERP implementation in the Memorialization segment. In addition, fiscal 2012 included the favorable effect of an adjustment of $528 to income tax expense primarily related to changes in estimated tax accruals for open tax periods.
(4)	Fiscal 2011 included the favorable effect of an adjustment of $606 to income tax expense primarily related to changes in estimated tax accruals for open tax periods.
(5)	Fiscal 2010 included the favorable effect of an adjustment of $838 to income tax expense primarily related to changes in estimated tax accruals for open tax periods.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the consolidated financial statements of Matthews and related notes thereto.  In addition, see "Cautionary Statement Regarding Forward-Looking Information" included in Part I of this Annual Report on Form 10-K/A.

RESULTS OF OPERATIONS:

The following table sets forth sales and operating profit for the Company's SGK Brand Solutions, Memorialization and Industrial segments for each of the last three fiscal years.

	Years Ended September 30,
	2014	2013	2012
	(Dollars in Thousands)
Sales:
SGK Brand Solutions	$497,328	$373,941	$332,829
Memorialization	508,420	517,911	492,867
Industrial	100,849	93,505	74,621
Consolidated	$1,106,597	$985,357	$900,317

Operating Profit:
SGK Brand Solutions	$2,536	$13,999	$19,927
Memorialization	67,937	71,754	62,597
Industrial	11,049	8,862	10,061
Consolidated	$81,522	$94,615	$92,585

Comparison of Fiscal 2014 and Fiscal 2013:

Sales for the year ended September 30, 2014 were $1.1 billion, compared to $985.4 million for the year ended September 30, 2013.  The increase in fiscal 2014 sales principally reflected the acquisition of Schawk, Inc. ("Schawk") in July 2014, higher sales in the Company's SGK Brand Solutions and Industrial segments, the incremental impact of acquisitions completed in fiscal 2013 and the impact of significant projects in the SGK Brand Solutions and Memorialization segments.  Consolidated sales for fiscal 2014 also reflected the benefit of favorable changes in foreign currencies against the U.S. dollar of approximately $6.2 million.

Sales for the SGK Brand Solutions segment in fiscal 2014 were $497.3 million, compared to $373.9 million a year ago.  The increase resulted principally from the acquisition of Schawk in July 2014 ($75.1 million), higher sales volume in the segment's principal markets, the incremental impact of the acquisition of Wetzel Holding AG, Wetzel GmbH and certain related affiliates (collectively, "Wetzel") in November 2012, a significant merchandising display project during the third and fourth fiscal quarters of 2014 and a $5.9 million favorable impact of changes in foreign currency against the U.S. dollar.  Memorialization segment sales for fiscal 2014 were $508.4 million compared to $517.9 million for fiscal 2013.  The decrease primarily reflected lower unit volume of memorials and caskets and traditional cremator equipment, partially offset by a large waste incineration project in Saudi Arabia and higher mausoleum sales.  Based on published CDC data, the Company estimated that the number of casketed, in-ground burial deaths in the U.S. declined in fiscal 2014 compared to a year ago, which was the primary factor in the decrease in unit volume of both memorials and caskets.  Industrial segment sales for the year ended September 30, 2014 were $100.8 million, compared to $93.5 million for fiscal 2013.  The increase resulted principally from higher sales in the U.S. and the incremental impact of the acquisition of Pyramid Control Systems ("Pyramid") in December 2012.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS, (continued)

Gross profit for the year ended September 30, 2014 was $392.5 million, or 35.5% of sales, compared to $356.5 million, or 36.2% of sales, for fiscal 2013.  The increase in fiscal 2014 consolidated gross profit compared to fiscal 2013 reflected higher sales and the benefit of recent acquisitions, partially offset by higher material costs in the Memorialization segment.  In addition, fiscal 2014 gross profit included an expense of $9.5 million for the write-off of inventory step-up value related to the Schawk acquisition.   The decrease in gross profit as a percentage of sales primarily reflected the impact of the write-off of the inventory step-up and higher material costs in the Memorialization segment.

Selling and administrative expenses for the year ended September 30, 2014 were $311.0 million, or 28.1% of sales, compared to $261.9 million, or 26.6% of sales, for fiscal 2013.  Fiscal 2014 selling and administrative expenses included expenses related to acquisition activities (primarily the Schawk acquisition) of $18.2 million, the Company's strategic cost structure initiatives of $4.5 million and litigation expenses of $3.0 million related to a legal dispute in the Memorialization segment.  Fiscal 2013 selling and administrative expenses included expenses of $13.6 million related to strategic cost-structure initiatives, $3.4 million related to acquisition activities, $1.8 million related to litigation-related expenses in the Memorialization segment, and $2.2 million related to asset adjustments.  These fiscal 2013 expenses were partially offset by the benefit of adjustments to contingent consideration of $6.2 million and a gain of $3.0 million on the settlement of the purchase price of the remaining ownership interest in one of the Company's subsidiaries.

Operating profit for fiscal 2014 was $81.5 million, compared to $94.6 million for fiscal 2013.  The SGK Brand Solutions segment reported operating profit of $2.5 million for fiscal 2014, compared to $14.0 million for 2013.  The decrease in fiscal 2014 primarily reflected the impact of acquisition-related expenses of $17.8 million, the $9.5 million write-off of inventory step-up value and expenses related to strategic cost-structure initiatives of $4.1 million.  Fiscal 2013 SGK Brand solutions segment operating profit included expenses of $3.2 million related to acquisition activities, $5.3 million related to strategic cost-structure initiatives and a $1.6 million impairment charge related to the carrying value of a trade name.  These fiscal 2013 expenses were partially offset by a gain of $3.0 million on the settlement of the purchase price of the remaining ownership interest in one the Company's subsidiaries.  Excluding these net charges from both years, SGK Brand Solutions operating profit increased $12.8 million as a result of higher sales and the acquisition of Schawk.  Memorialization segment operating profit for fiscal 2014 was $67.9 million, compared to $71.8 million for fiscal 2013.  Memorialization segment fiscal 2014 operating profit included $4.0 million of expenses related to strategic cost-structure initiatives and litigation expenses of $3.0 million related to a legal dispute with one of its competitors.  Fiscal 2013 Memorialization segment operating profit included the impact of expenses of $10.1 million related to strategic cost-structure initiatives, litigation expenses of $1.8 million, and a $6.3 million benefit of adjustments to contingent consideration. Excluding the impact of these expenses from both years, fiscal 2014 operating profit decreased by $2.5 million, compared to fiscal 2013, primarily reflecting lower sales, partially offset by the productivity benefits from strategic cost-structure initiatives.  Operating profit for the Industrial segment for fiscal 2014 was $11.0 million, compared to $8.9 million a year ago.  The segment's fiscal 2014 and 2013 operating profit included expenses related to strategic cost-structure initiatives of $220,000 and $1.4 million respectively.  Excluding these expenses from both years, Industrial segment operating profit increased $1.0 million, primarily as a result of higher sales.

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

Other income (deductions), net, for the year ended September 30, 2014 represented a decrease in pre-tax income of $4.9 million, compared to a decrease in pre-tax income of $3.8 million in 2013. Other income and deductions generally include banking-related fees and the impact of currency gains or losses on certain intercompany debt.  The increase in other deductions, net, principally reflected the write-off of prior deferred bank fees upon the amendment of the Company's domestic Revolving Credit Facility in conjunction with the Schawk acquisition.  Other income and deductions also included expenses related to a theft of funds by an employee totaling $1.7 million and $1.3 million for the years ended September 30, 2014 and 2013, respectively.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS, (continued)

As the Company disclosed in a Current Report on Form 8-K filing on July 30, 2015, the Company identified a theft of funds by an employee that had occurred over a multi-year period through May 2015 which was not previously reflected in the Company's results of operations.  The cumulative amount of the loss has been determined to be approximately $14.8 million.  The corresponding pre-tax earnings amounts applicable to fiscal years 2014, 2013 and 2012 were approximately $1.7 million, $1.3 million and $929,000, respectively.

Pursuant to the guidance of Staff Accounting Bulletin ("SAB") No. 99, "Materiality", the Company evaluated the materiality of these amounts quantitatively and qualitatively, and has concluded that the amounts described above were not material to any of its annual or quarterly prior period financial statements or trends of financial results. However, because of the significance of the cumulative out-of-period correction to the fiscal 2015 third quarter, the financial statements for years prior to fiscal 2015 have been revised, in accordance with SAB No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements".  Additional information, including reconciliations of the effects of these adjustments on previously reported amounts, is set forth in this report in Note 2, "Summary of Significant Accounting Policies" in Item 8-"Financial Statements and Supplementary Data".

The Company's effective tax rate for fiscal 2014 was 34.5%, compared to 32.6% for fiscal 2013. The increase in the fiscal 2014 effective tax rate, compared to fiscal 2013, primarily reflected the impact of non-deductible acquisition expenses in fiscal 2014. The difference between the Company's effective tax rate and the Federal statutory rate of 35.0% primarily reflected the impact of state taxes, offset by lower foreign income taxes.

Net earnings attributable to noncontrolling interests was a deduction of $646,000 for fiscal 2014, compared to income of $116,000 in fiscal 2013.  The change related principally to higher operating income recorded by the Company's less than wholly-owned operations in the U.K.

Comparison of Fiscal 2013 and Fiscal 2012:

Sales for the year ended September 30, 2013 were $985.4 million, compared to $900.3 million for the year ended September 30, 2012.  The increase in fiscal 2013 sales principally reflected higher sales in the Memorialization and SGK Brand Solutions segments and the benefit of acquisitions.

Sales for the SGK Brand Solutions segment in fiscal 2013 were $373.9 million, compared to $332.9 million for fiscal 2012.  The increase resulted principally from the acquisition of Wetzel in November 2012 and higher merchandising display sales, partially offset by lower sales volume in the segment's principal markets due to soft economic conditions, particularly in Europe. Memorialization segment sales for fiscal 2013 were $517.9 million compared to $492.9 million for fiscal 2012.  The increase primarily reflected the full year impact of the acquisition of Everlasting Granite Memorial Co., Inc. ("Everlasting Granite") in May 2012, the benefit of a small U.K. cremation equipment acquisition completed in fiscal 2012, higher casket unit volume and product mix, higher sales of cremation equipment in the U.S., partially offset by lower international cremation equipment sales.  Industrial segment sales for the year ended September 30, 2013 were $93.5 million, compared to $74.6 million for fiscal 2012.  The increase resulted principally from higher sales in the U.S. market and the acquisition of Pyramid in December 2012.

Gross profit for the year ended September 30, 2013 was $356.5 million, or 36.2% of sales, compared to $336.6 million, or 37.4% of sales, for fiscal 2012.  The increase in fiscal 2013 consolidated gross profit compared to fiscal 2012 reflected higher sales and the benefit of acquisitions, partially offset by expenses of $2.3 million related to the Company's strategic cost reduction initiatives.  Gross profit for fiscal 2012 included expenses of $3.0 million related to the Company's strategic cost reduction initiatives.  The decrease in gross profit as a percentage of sales primarily reflected lower margins in the SGK Brand Solutions segment.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS, (continued)

Selling and administrative expenses for the year ended September 30, 2013 were $261.9 million, or 26.6% of sales, compared to $244.0 million, or 27.1% of sales, for fiscal 2012.  The increase in selling and administrative expenses was attributable to the impacts of acquisitions and higher sales in the Memorialization segment.  In addition, fiscal 2013 selling and administrative expenses included expenses of $13.6 million related to strategic cost-structure initiatives, $3.4 million related to acquisition activities, $1.8 million related to litigation-related expenses in the Memorialization segment, and $2.2 million related to asset adjustments.  These expenses were partially offset by the benefit of adjustments to contingent consideration of $6.2 million and a gain of $3.0 million on the settlement of the purchase price of the remaining ownership interest in one of the Company's subsidiaries.  Selling and administrative expenses for the year ended September 30, 2012 included expenses of $5.0 million related to strategic cost-structure initiatives, $3.8 million related to acquisition activities, and $1.5 million related to asset adjustments.  These expenses were partially offset by the benefit of adjustments to contingent consideration of $3.7 million, a gain of $884,000 on the sale of a business investment and a gain of $837,000 on the settlement of the purchase price of one of the Company's subsidiaries.  The reduction in selling and administrative costs as a percent of sales was due primarily to the benefit of adjustments to contingent consideration and the Company's cost containment efforts in fiscal 2013.

Operating profit for fiscal 2013 was $94.6 million, compared to $92.6 million for fiscal 2012.  SGK Brand Solutions segment operating profit for fiscal 2013 was $14.0 million, compared to $19.9 million for 2012.  The decrease in fiscal 2013 reflected lower sales (excluding the Wetzel acquisition), expenses of $3.2 million related to acquisition activities and $5.3 million related to strategic cost-structure initiatives and a $1.6 million impairment charge related to the carrying value of a trade name.  The decreases were partially offset by a gain on the settlement of the purchase price of the remaining ownership interest in one of the Company's subsidiaries.  SGK Brand Solutions segment operating profit in fiscal 2012 included expenses of $3.8 million related to acquisition activities and $1.3 million related to strategic cost-structure initiatives, partially offset by a $740,000 benefit from an adjustment to contingent consideration and a gain of $884,000 on the sale of a business investment.  Memorialization segment operating profit for fiscal 2013 was $71.8 million, compared to $62.6 million for fiscal 2012.  The increase in fiscal 2013 operating profit compared to fiscal 2012 primarily reflected the impact of higher sales, the benefit of improved production and distribution efficiencies in the segment's casket operations, and the $6.3 million benefit of adjustments to contingent consideration.  These increases were partially offset by $10.1 million related to strategic cost-structure initiatives and litigation expenses $1.8 million related to a legal dispute.  Memorialization segment fiscal 2012 operating profit included a $3.0 million benefit of an adjustment to contingent consideration and a gain of $837,000 on the settlement of the purchase price of one of the Company's subsidiaries in fiscal 2012, partially offset by expenses of $8.3 million related to strategic cost-structure initiatives.  Operating profit for the Industrial segment for fiscal 2013 was $8.9 million, compared to $10.1 million for fiscal 2012.  The decrease in the Industrial segment operating profit principally reflected the impact of expenses of $1.4 million related to strategic cost-structure initiatives, partially offset by the benefit of the Pyramid acquisition and higher sales in the U.S.

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

Other income (deductions), net, for the year ended September 30, 2013 represented a decrease in pre-tax income of $3.8 million, compared to a decrease in pre-tax income of $2.0 million in 2012. Other income and deductions generally include banking-related fees and the impact of currency gains or losses on certain intercompany debt. Other income and deductions also included expenses related to a theft of funds by an employee totaling $1.3 million and $929,000 for the years ended September 30, 2013 and 2012, respectively.

The Company's effective tax rate for fiscal 2013 was 32.6%, compared to 34.2% for fiscal 2012.  Fiscal 2012 included the favorable impact of adjustments totaling $528,000 in income tax expense primarily related to changes in the estimated tax accruals for open tax periods.  Excluding this adjustment from fiscal 2012, the Company's effective tax rate was 34.8%.  The decrease in the fiscal 2013 effective tax rate, compared to fiscal 2012 primarily reflected the impact of the Company's European tax structure initiatives, including the fiscal 2013 benefit of a European tax loss carryback. The difference between the Company's effective tax rate and the Federal statutory rate of 35.0% primarily reflected the impact of state taxes, offset by lower foreign income taxes.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS, (continued)

Net earnings attributable to noncontrolling interest represented income of $116,000 for fiscal 2013, compared to income of $639,000 in fiscal 2012.  The decrease related principally to higher operating income recorded by the Company's Turkish operation in fiscal 2013.

LIQUIDITY AND CAPITAL RESOURCES:

Net cash provided by operating activities was $90.7 million for the year ended September 30, 2014, compared to $108.1 million and $82.4 million for fiscal 2013 and 2012, respectively.  Operating cash flow for fiscal 2014 principally included net income adjusted for depreciation and amortization, stock-based compensation expense, and an increase in deferred taxes, partially offset by an increase in working capital items and a cash contribution of $3.0 million to the Company's principal pension plan.  Operating cash flow for fiscal 2013 principally included net income adjusted for depreciation and amortization, stock-based compensation expense, and an increase in deferred taxes, partially offset by an increase in working capital items (primarily accounts receivable and inventory) and a cash contribution of $2.5 million to the Company's principal pension plan.  Operating cash flow for fiscal 2012 principally included net income adjusted for depreciation and amortization, stock-based compensation expense, and an increase in deferred taxes, partially offset by an increase in working capital items (primarily accounts receivable and inventory) and a cash contribution of $5.0 million to the Company's principal pension plan.

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

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS, (continued)

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

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS, (continued)

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

Consolidated working capital was $312.9 million at September 30, 2014, compared to $212.5 million at September 30, 2013.  The increase in working capital at September 30, 2014 primarily reflected the acquisition of Schawk.  Cash and cash equivalents were $63.0 million at September 30, 2014, compared to $48.1 million at September 30, 2013.  The Company's current ratio was 2.2 and 2.1 at September 30, 2014 and 2013, respectively.

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

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS, (continued)

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

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS, (continued)

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

	Payments due in fiscal year:
					After
	Total	2015	2016 to 2017	2018 to 2019	2019
Contractual Cash Obligations:	(Dollar amounts in thousands)
Revolving credit facility	$702,055	$-	$22,055	$680,000	$-
Notes payable to banks	13,315	6,674	6,115	526	-
Short-term borrowings	6,410	6,410	-	-	-
Capital lease obligations	9,167	2,400	2,154	773	3,840
Pension withdrawal liability	38,645	1,973	3,946	3,946	28,780
Non-cancelable operating leases	65,067	21,410	27,199	11,894	4,564
Total contractual cash obligations	$834,659	$38,867	$61,469	$697,139	$37,184

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK, (continued)

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

	Impact of Changes in Actuarial Assumptions
	Change in Discount Rate		Change in Expected Return		Change in Market Value of Assets
	+1%	-1%	+1%	-1%	+5%	-5%
	(Dollar amounts in thousands)
Increase (decrease) in net benefit cost	$(3,399)	$4,319	$(1,286)	$1,286	$(1,320)	$1,320

Increase (decrease) in projected benefit obligation	(27,816)	35,433	-	-	-	-

Increase (decrease) in funded status	27,816	(35,433)	-	-	6,588	(6,588)

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Description	Pages

Management's Report to Shareholders	35-36

Report of Independent Registered Public Accounting Firm	37-38

Financial Statements:

Consolidated Balance Sheets as of September 30, 2014 and 2013	39-40

Consolidated Statements of Income for the years ended September 30, 2014, 2013 and 2012	41

Consolidated Statements of Comprehensive Income for the years ended September 30, 2014, 2013 and 2012	42

Consolidated Statements of Shareholders' Equity for the years ended September 30, 2014, 2013 and 2012	43

Consolidated Statements of Cash Flows for the years ended September 30, 2014, 2013 and 2012	44

Notes to Consolidated Financial Statements	45-75

Supplementary Financial Information (unaudited)	76

Financial Statement Schedule – Schedule II-Valuation and Qualifying
Accounts for the years ended September 30, 2014, 2013 and 2012	77

MANAGEMENT'S REPORT TO SHAREHOLDERS

To the Shareholders and Board of Directors of
Matthews International Corporation:

Management's Report on Financial Statements

The accompanying consolidated financial statements of Matthews International Corporation and its subsidiaries (collectively, the "Company") were prepared by management, which is responsible for their integrity and objectivity. The statements were prepared in accordance with generally accepted accounting principles and include amounts that are based on management's best judgments and estimates. The other financial information included in this Annual Report on Form 10-K, as amended is consistent with that in the financial statements.

Management's Report on Internal Control over Financial Reporting (as reissued)

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

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

Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's internal control over financial reporting based on criteria in Internal Control – Integrated Framework (1992) issued by the COSO, originally concluding that we maintained effective internal control over financial reporting as of September 30, 2014.  It was subsequently determined that a material weakness in the Company's internal control over financial reporting existed as of September 30, 2014 as follows.

MANAGEMENT'S REPORT TO SHAREHOLDERS (continued)

The design of the internal controls over segregation of duties within the treasury process was determined to constitute a material weakness, which resulted in a cumulative loss of $14.8 million that was not previously recorded in the Company's financial statements.  Specifically, an individual with the ability to execute cash transactions was responsible for providing the third party source documents used in the cash reconciliation process.  This resulted in an overstatement of our previously reported cash balance and resulted in the revision to our previously issued consolidated financial statements for the years ended September 30, 2014, 2013 and 2012.  Additionally, it was determined that this could have resulted in further misstatements of the aforementioned accounts and disclosures that would result in a material misstatement of the consolidated financial statements that would not be prevented or detected.  Accordingly, the internal control over segregation of duties within the treasury process was determined to constitute a material weakness.

Accordingly, management has reissued its report on internal control over financial reporting to reflect the determination that, solely as a result of this item, the Company did not maintain effective internal control over financial reporting as of September 30, 2014, based on criteria in Internal Control – Integrated Framework (1992) issued by the COSO.

The effectiveness of the Company's internal control over financial reporting as of September 30, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as restated in their report which is included herein.

Management's Certifications

The certifications of the Company's Chief Executive Officer and Chief Financial Officer required by the Sarbanes-Oxley Act have been included as Exhibits 31 and 32 in the Company's Form 10-K, as amended.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
   Matthews International Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Matthews International Corporation and its subsidiaries at September 30, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2014 in conformity with accounting principles generally accepted in the United States of America.  Management and we previously concluded that the Company maintained effective internal control over financial reporting as of September 30, 2014.  However, management has subsequently determined that a material weakness in internal control over financial reporting related to the design of internal control over segregation of duties within the treasury process existed as of that date.  Accordingly, management's report has been restated and our present opinion on internal control over financial reporting, as presented herein, is different from that expressed in our previous report.  In our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of September 30, 2014 based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because a material weakness in internal control over financial reporting related to the design of internal control over segregation of duties within the treasury process existed as of that date.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.  The material weakness referred to above is described in the accompanying Management's Report on Internal Control over Financial Reporting.  We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2014 consolidated financial statements, and our opinion regarding the effectiveness of the Company's internal control over financial reporting does not affect our opinion on those consolidated financial statements.  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management's report referred to above.  Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (continued)

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As described in Management's Report on Internal Control over Financial Reporting, management has excluded Schawk, Inc. ("Schawk") from its assessment of internal control over financial reporting as of September 30, 2014 because it was acquired by the Company in a purchase business combination in July 2014.  We have also excluded Schawk from our audit of internal control over financial reporting.  Schawk is a 100% owned subsidiary whose total assets and total sales represent approximately 9% and 7%, respectively, of the related consolidated financial statement amounts of the Company as of and for the year ended September 30, 2014.

/s/PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania
November 25, 2014, except with respect to our opinion on the consolidated financial statements insofar as it relates to the change in segments described in Note 17, and except for the effects of the revision described in Note 2 to the consolidated financial statements and the matter described in the penultimate paragraph of Management's Report on Internal Control Over Financial Reporting, as to which the date is August 7, 2015

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
September 30, 2014 and 2013
(Dollar amounts in thousands, except per share data)

ASSETS	2014	2013
Current assets:
Cash and cash equivalents	$63,003	$48,078
Accounts receivable, net of allowance for doubtful accounts of $10,937 and $10,009, respectively	282,730	177,623
Inventories	152,842	129,811
Deferred income taxes	18,197	14,069
Other current assets	49,456	30,736

Total current assets	566,228	400,317

Investments	23,130	22,288

Property, plant and equipment, net	209,315	180,731

Deferred income taxes	4,019	1,871

Other assets	20,027	14,402

Goodwill	819,467	524,551

Other intangible assets, net	381,862	65,102

Total assets	$2,024,048	$1,209,262

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS, continued
September 30, 2014 and 2013
(Dollar amounts in thousands, except per share data)

LIABILITIES AND SHAREHOLDERS' EQUITY	2014	2013
Current liabilities:
Long-term debt, current maturities	$15,228	$23,587
Trade accounts payable	72,040	45,232
Accrued compensation	60,690	41,916
Accrued income taxes	7,079	5,910
Deferred income taxes	235	-
Other current liabilities	98,011	71,139
Total current liabilities	253,283	187,784

Long-term debt	714,027	351,068

Accrued pension	78,550	61,642

Postretirement benefits	20,351	17,956

Deferred income taxes	129,335	20,332

Other liabilities	53,296	24,188
Total liabilities	1,248,842	662,970

Shareholders' equity-Matthews:
Class A common stock, $1.00 par value; authorized 70,000,000 shares; 36,333,992 shares issued	36,334	36,334
Preferred stock, $100 par value, authorized 10,000 shares, none issued	-	-
Additional paid-in capital	113,225	47,315
Retained earnings	798,353	769,124
Accumulated other comprehensive loss	(66,817)	(26,940)
Treasury stock, 3,454,127 and 9,083,910 shares, respectively, at cost	(109,950)	(283,006)
Total shareholders' equity-Matthews	771,145	542,827
Noncontrolling interests	4,061	3,465
Total shareholders' equity	775,206	546,292

Total liabilities and shareholders' equity	$2,024,048	$1,209,262

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
for the years ended September 30, 2014, 2013 and 2012
(Dollar amounts in thousands, except per share data)

	2014	2013	2012
Sales	$1,106,597	$985,357	$900,317
Cost of sales	(714,101)	(628,839)	(563,747)

Gross profit	392,496	356,518	336,570

Selling expense	(119,274)	(107,140)	(104,651)
Administrative expense	(191,700)	(154,763)	(139,334)

Operating profit	81,522	94,615	92,585

Investment income	2,063	2,284	3,891
Interest expense	(12,628)	(12,925)	(11,476)
Other income (deductions), net	(4,881)	(3,795)	(2,008)

Income before income taxes	66,076	80,179	82,992

Income taxes	(22,805)	(26,174)	(28,355)

Net income	43,271	54,005	54,637

Net (income) loss attributable to noncontrolling interests	(646)	116	639

Net income attributable to Matthews shareholders	$42,625	$54,121	$55,276

Earnings per share attributable to Matthews shareholders:

Basic	$1.51	$1.96	$1.96

Diluted	$1.49	$1.95	$1.95

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
for the years ended September 30, 2014, 2013 and 2012
(Dollar amounts in thousands, except per share data)

	Year Ended September 30, 2012
	Matthews	Noncontrolling Interest	Total

Net income (loss)	$55,276	$(639)	$54,637
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(1,895)	(29)	(1,924)
Pension plans and other postretirement benefits	(3,327)	-	(3,327)
Unrecognized gain (loss) on derivatives:
Net change from periodic revaluation	(3,288)	-	(3,288)
Net amount reclassified to earnings	2,085	-	2,085
Net change in unrecognized gain (loss) on derivatives	(1,203)	-	(1,203)
Other comprehensive income (loss), net of tax	(6,425)	(29)	(6,454)
Comprehensive income (loss)	$48,851	$(668)	$48,183

	Year Ended September 30, 2013
	Matthews	Noncontrolling Interest	Total

Net income (loss)	$54,121	$(116)	$54,005
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	3,779	82	3,861
Pension plans and other postretirement benefits	29,347	-	29,347
Unrecognized gain (loss) on derivatives:
Net change from periodic revaluation	2,474	-	2,474
Net amount reclassified to earnings	2,543	-	2,543
Net change in unrecognized gain (loss) on derivatives	5,017	-	5,017
Other comprehensive income (loss), net of tax	38,143	82	38,225
Comprehensive income (loss)	$92,264	$(34)	$92,230

	Year Ended September 30, 2014
	Matthews	Noncontrolling Interest	Total

Net income (loss)	$42,625	$646	$43,271
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(31,081)	115	(30,966)
Pension plans and other postretirement benefits	(9,551)	-	(9,551)
Unrecognized gain (loss) on derivatives:
Net change from periodic revaluation	(1,879)	-	(1,879)
Net amount reclassified to earnings	2,634	-	2,634
Net change in unrecognized gain (loss) on derivatives	755	-	755
Other comprehensive income (loss), net of tax	(39,877)	115	(39,762)
Comprehensive income (loss)	$2,748	$761	$3,509

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
for the years ended September 30, 2014, 2013 and 2012
(Dollar amounts in thousands, except per share data)

				Accumulated
				Other
		Additional		Comprehensive		Non-
	Common	Paid-in	Retained	Income (Loss)	Treasury	controlling
	Stock	Capital	Earnings	(net of tax)	Stock	interests	Total
Balance, September 30, 2011	$36,334	$48,554	$676,354	$(58,658)	$(243,246)	$3,451	$462,789
Net income	-	-	55,276	-	-	(639)	54,637
Minimum pension liability	-	-	-	(3,327)	-	-	(3,327)
Translation adjustment	-	-	-	(1,895)	-	(29)	(1,924)
Fair value of derivatives	-	-	-	(1,203)	-	-	(1,203)
Total comprehensive income							48,183
Stock-based compensation	-	5,472	-	-	-	-	5,472
Purchase of 1,015,879 shares
of treasury stock	-	-	-	-	(31,017)	-	(31,017)
Issuance of 196,076 shares of treasury stock	-	(6,426)	-	-	6,057	-	(369)
Cancellations of 7,931 shares
of treasury stock	-	293	-	-	(293)	-	-
Dividends, $.37 per share	-	-	(10,325)	-	-	-	(10,325)
Distribution to noncontrolling interests	-	-	-	-	-	(170)	(170)
Balance, September 30, 2012	36,334	47,893	721,305	(65,083)	(268,499)	2,613	474,563
Net income	-	-	54,121	-	-	(116)	54,005
Minimum pension liability	-	-	-	29,347	-	-	29,347
Translation adjustment	-	-	-	3,779	-	82	3,861
Fair value of derivatives	-	-	-	5,017	-	-	5,017
Total comprehensive income							92,230
Stock-based compensation	-	5,562	-	-	-	-	5,562
Purchase of 619,981 shares of treasury stock	-	-	-	-	(21,622)	-	(21,622)
Issuance of 295,079 shares of treasury stock	-	(8,125)	-	-	9,100	-	975
Cancellation of 47,084 shares
of treasury stock	-	1,985	-	-	(1,985)	-	-
Dividends, $.41 per share	-	-	(11,282)	-	-	-	(11,282)
Distribution to noncontrolling interests	-	-	-	-	-	(767)	(767)
Arrangement-noncontrolling interest	-	-	4,980	-	-	1,653	6,633
Balance, September 30, 2013	36,334	47,315	769,124	(26,940)	(283,006)	3,465	546,292
Net income	-	-	42,625	-	-	646	43,271
Minimum pension liability	-	-	-	(9,551)	-	-	(9,551)
Translation adjustment	-	-	-	(31,081)	-	115	(30,966)
Fair value of derivatives	-	-	-	755	-	-	755
Total comprehensive income							3,509
Stock-based compensation	-	6,812	-	-	-	-	6,812
Purchase of 228,789 shares treasury stock	-	-	-	-	(9,905)	-	(9,905)
Issuance of 5,936,169 shares treasury stock	-	55,942	-	-	186,117	-	242,059
Cancellations of 77,597 shares
of treasury stock		3,156	-	-	(3,156)	-	-
Dividends, $.46 per share	-	-	(13,396)	-	-	-	(13,396)
Distribution to noncontrolling interests	-	-	-	-	-	(165)	(165)
Balance, September 30, 2014	$36,334	$113,225	$798,353	$(66,817)	$(109,950)	$4,061	$775,206

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended September 30, 2014, 2013 and 2012
(Dollar amounts in thousands, except per share data)

	2014	2013	2012
Cash flows from operating activities:
Net income	$43,271	$54,005	$54,637
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42,864	37,865	28,821
Stock-based compensation expense	6,812	5,562	5,472
Increase in deferred taxes	5,222	3,322	5,688
Gain on sale of assets	(228)	(347)	(2,418)
Gain on sale of investment	(1,064)	(1,666)	(2,839)
Changes in working capital items	(6,165)	(3,003)	(16,403)
Decrease in other assets	944	1,628	4,456
(Decrease) increase in other liabilities	(3,568)	2,789	(3,854)
Increase in pension and postretirement benefit obligations	3,755	11,839	7,634
Other, net	(1,164)	(3,925)	1,203
Net cash provided by operating activities	90,679	108,069	82,397
Cash flows from investing activities:
Capital expenditures	(29,237)	(24,924)	(33,236)
Acquisitions, net of cash acquired	(382,104)	(73,959)	(12,541)
Proceeds from sale of assets	262	252	1,461
Purchases of investment securities	-	-	(958)
Proceeds from dispositions of investments	-	-	-
Net cash used in investing activities	(411,079)	(98,631)	(45,274)
Cash flows from financing activities:
Proceeds from long-term debt	415,709	116,482	53,330
Payments on long-term debt	(58,431)	(83,293)	(53,056)
Payment on contingent consideration	(3,703)	(11,315)	-
Purchases of treasury stock	(9,905)	(21,622)	(31,017)
Proceeds from the sale of treasury stock	7,951	974	267
Dividends	(13,396)	(11,282)	(10,325)
Distributions to noncontrolling interests	(165)	(767)	(170)
Net cash provided by (used in) financing activities	338,060	(10,823)	(40,971)
Effect of exchange rate changes on cash	(2,735)	828	(484)
Net change in cash and cash equivalents	14,925	(557)	(4,332)
Cash and cash equivalents at beginning of year	48,078	48,635	52,967
Cash and cash equivalents at end of year	$63,003	$48,078	$48,635

Cash paid during the year for:
Interest	$12,570	$13,059	$11,464
Income taxes	16,177	29,428	22,765

Non-cash investing and financing activities:
Acquisition of equipment under capital lease	$949	$1,276	$1,125

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

1.	NATURE OF OPERATIONS:

Matthews International Corporation ("Matthews" or the "Company"), founded in 1850 and incorporated in Pennsylvania in 1902, is a designer, manufacturer and marketer principally of brand solutions, memorialization products and industrial products.  Brand solutions include brand development, deployment and delivery (consisting of brand management, printing plates and cylinders, pre-media services and imaging services for consumer packaged goods and retail customers, merchandising display systems, and marketing and design services).  Memorialization products consist primarily of bronze and granite memorials and other memorialization products, caskets and cremation equipment for the cemetery and funeral home industries.  Industrial products include marking and coding equipment and consumables, industrial automation products and order fulfillment systems for identifying, tracking, picking and conveying consumer and industrial products.

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

Reclassifications and Revision:

The Company identified a theft of funds by an employee that had occurred over a multi-year period through May 2015 which was not previously reflected in the Company's results of operations.  The cumulative amount of the loss has been determined to be approximately $14,771.  The corresponding pre-tax earnings amounts applicable to fiscal years 2014, 2013 and 2012 were approximately $1,720, $1,257 and $929, respectively.

Pursuant to the guidance of Staff Accounting Bulletin ("SAB") No. 99, "Materiality", the Company evaluated the materiality of these amounts quantitatively and qualitatively, and has concluded that the amounts described above were not material to any of its annual or quarterly prior period financial statements or trends of financial results. However, because of the significance of the cumulative out-of-period correction to the fiscal 2015 third quarter, the financial statements for years prior to fiscal 2015 have been revised, in accordance with SAB No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements".

The table below reconciles the effects of the adjustments to the previously reported Consolidated Balance Sheets at September 30, 2014 and September 30, 2013 (including related tax effect):

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

	September 30, 2014			September 30, 2013
	Previously Reported	Adjustment	As Adjusted	Previously Reported	Adjustment	As Adjusted
Consolidated Balance Sheet
Cash and cash equivalents	$75,604	$(12,601)	$63,003	$58,959	$(10,881)	$48,078
Deferred income taxes	13,283	4,914	18,197	9,826	4,243	14,069
Total current assets	573,915	(7,687)	566,228	406,955	(6,638)	400,317
Total assets	2,031,735	(7,687)	2,024,048	1,215,900	(6,638)	1,209,262
Retained earnings	806,040	(7,687)	798,353	775,762	(6,638)	769,124
Total shareholders' equity-Matthews	778,832	(7,687)	771,145	549,465	(6,638)	542,827
Total shareholders' equity	782,893	(7,687)	775,206	552,930	(6,638)	546,292
Total liabilities and shareholders' equity	2,031,735	(7,687)	2,024,048	1,215,900	(6,638)	1,209,262

The following tables reconcile the effects of the adjustments to the previously reported Consolidated Statements of Income for the fiscal years ended September 30, 2014, September 30, 2013 and September 30, 2012:

	September 30, 2014
	Previously Reported	Adjustment	As Adjusted
Consolidated Statements of Income
Other income (deductions), net	$(4,530)	$(351)*	$(4,881)
Income before income taxes	67,796	(1,720)	66,076
Income taxes	(23,476)	671	(22,805)
Net income	44,320	(1,049)	43,271
Net income attributable to Matthews shareholders	43,674	(1,049)	42,625
Comprehensive income	4,558	(1,049)	3,509
Earnings per share attributable to Matthews shareholders:
Basic	1.54	(0.03)	1.51
Diluted	1.53	(0.04)	1.49

	September 30, 2013
	Previously Reported	Adjustment	As Adjusted
Consolidated Statements of Income
Other income (deductions), net	$(3,715)	$(80)*	$(3,795)
Income before income taxes	81,436	(1,257)	80,179
Income taxes	(26,664)	490	(26,174)
Net income	54,772	(767)	54,005
Net income attributable to Matthews shareholders	54,888	(767)	54,121
Comprehensive income	92,997	(767)	92,230
Earnings per share attributable to Matthews shareholders:
Basic	1.99	(0.03)	1.96
Diluted	1.98	(0.03)	1.95

	September 30, 2012
	Previously Reported	Adjustment	As Adjusted
Consolidated Statements of Income
Other income (deductions), net	$(2,071)	$63 *	$(2,008)
Income before income taxes	83,921	(929)	82,992
Income taxes	(28,717)	362	(28,355)
Net income	55,204	(567)	54,637
Net income attributable to Matthews shareholders	55,843	(567)	55,276
Comprehensive income	48,750	(567)	48,183
Earnings per share attributable to Matthews shareholders:
Basic	1.98	(0.02)	1.96
Diluted	1.98	(0.03)	1.95

(*)	Certain other reclassification adjustments between other income (deductions), net and administrative expense totaling $1,369, $1,177 and $992 in fiscal years 2014, 2013 and 2012, respectively, are also reflected in the adjustment amounts in order to conform to the current presentation, which began in the first quarter of fiscal 2015. These reclassification adjustments are not material to the prior years presentation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The following tables reconcile the effect of the adjustments to the previously reported Consolidated Statements of Cash Flows for the fiscal years ended September 30, 2014, September 30, 2013 and September 30, 2012:

	September 30, 2014
	Previously Reported	Adjustment	As Adjusted
Consolidated Statements of Cash Flows
Net income	$44,320	$(1,049)	$43,271
Increase in deferred taxes	5,893	(671)	5,222
Net cash provided by operating activities	92,399	(1,720)	90,679
Net change in cash and cash equivalents	16,645	(1,720)	14,925
Cash and cash equivalents at beginning of year	58,959	(10,881)	48,078
Cash and cash equivalents at end of year	75,604	(12,601)	63,003

	September 30, 2013
	Previously Reported	Adjustment	As Adjusted
Consolidated Statements of Cash Flows
Net income	$54,772	$(767)	$54,005
Increase in deferred taxes	3,812	(490)	3,322
Net cash provided by operating activities	109,326	(1,257)	108,069
Net change in cash and cash equivalents	700	(1,257)	(557)
Cash and cash equivalents at beginning of year	58,259	(9,624)	48,635
Cash and cash equivalents at end of year	58,959	(10,881)	48,078

	September 30, 2012
	Previously Reported	Adjustment	As Adjusted
Consolidated Statements of Cash Flows
Net income	$55,204	$(567)	$54,637
Increase in deferred taxes	6,050	(362)	5,688
Net cash provided by operating activities	83,326	(929)	82,397
Net change in cash and cash equivalents	(3,403)	(929)	(4,332)
Cash and cash equivalents at beginning of year	61,662	(8,695)	52,967
Cash and cash equivalents at end of year	58,259	(9,624)	48,635

There was no impact to the Consolidated Statements of Comprehensive Income or the Consolidated Statements of Shareholders' Equity for any of the respective periods other than the impact on Net Income. The retained earnings balance as of September 30, 2011 was adjusted by $(5,304) as a result of this matter.  In addition, the immaterial corrections did not affect the Company's compliance with debt covenants.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Certain other amounts in the fiscal 2013 and 2012 financial statements were revised to conform to the fiscal 2014 presentation. Specifically, costs in excess of billings related to the Company's percentage-of-completion arrangements are presented in Other Current Assets for all periods. Additionally, billings in excess of costs and customer prepayments related to the Company's percentage-of-completion arrangements are presented in Other Current Liabilities for all periods. The revision resulted in an $11,739 increase to Other Current Assets with a corresponding decrease to Accounts Receivable and Inventory at September 30, 2013. It also resulted in a $2,805 increase to Other Current Liabilities with a decrease to Other Liabilities at September 30, 2013. In addition, certain reclassifications have been made to adjust for bank overdrafts in the Consolidated Statement of Cash Flows for the year ended September 30, 2013 and 2012 and on the Consolidated Balance Sheet for the fiscal year ended September 30, 2013. These revisions were not material to any of the prior years presented.

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

10.	EARNINGS PER SHARE:

The information used to compute earnings per share attributable to Matthews' common shareholders was as follows:

	2014	2013	2012
Net income attributable to Matthews shareholders	$42,625	$54,121	$55,276
Less: dividends and undistributed earnings allocated to participating securities	121	583	861
Net income available to Matthews shareholders	$42,504	$53,538	$54,415

Weighted-average shares outstanding (in thousands):
Basic shares	28,209	27,255	27,753
Effect of dilutive securities	274	168	86
Diluted shares	28,483	27,423	27,839

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

12.	ACCUMULATED OTHER COMPREHENSIVE INCOME

The changes in AOCI by component, net of tax, for the year ended September 30, 2014 were as follows:

		Postretirement Benefit Plans	Currency Translation Adjustment		Derivatives	Total
Attributable to Matthews:
Balance, September 30, 2013		$(30,100)	$3,714		$(554)	$(26,940)
OCI before reclassification		(11,649)	(31,081)		(1,879)	(44,609)
Amounts reclassified from AOCI	(a)	2,098	-	(b)	2,634	4,732
Net current-period OCI		(9,551)	(31,081)		755	(39,877)
Balance, September 30, 2014		$(39,651)	$(27,367)		$201	$(66,817)
Attributable to noncontrolling interest:
Balance, September 30, 2013		$-	$401		$-	$401
OCI before reclassification		-	115		-	115
Net current-period OCI		-	115		-	115
Balance, September 30, 2014		$-	$516		$-	$516
(a)	Amounts were included in net periodic benefit cost for pension and other postretirement benefit plans (see Note 11).
(b)	Amounts were included in interest expense in the periods the hedged item affected earnings (see Note 7).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

12.	ACCUMULATED OTHER COMPREHENSIVE INCOME (continued)

Reclassifications out of AOCI for the year ended September 30, 2014 were as follows:

Details about AOCI Components		Year ended September 30, 2014	Affected line item in the Statement of Income

Postretirement benefit plans
Prior service (cost) credit	(a)	$401
Actuarial losses	(a)	(3,840)
(b)		(3,439)	Total before tax
		(1,341)	Tax provision (benefit)
		$(2,098)	Net of tax
Derivatives
Interest rate swap contracts		$(4,318)	Interest expense
(b)		(4,318)	Total before tax
		(1,684)	Tax provision (benefit)
		$(2,634)	Net of tax

(a)	Amounts are included in the computation of pension and other postretirement benefit expense, which is reported in both cost of goods sold and selling and administrative expenses. For additional information, see Note 11.
(b)	For pre-tax items, positive amounts represent income and negative amounts represent expense.

13.	INCOME TAXES:

The provision for income taxes consisted of the following:

	2014	2013	2012
Current:
Federal	$7,371	$15,703	$14,060
State	3,612	3,423	2,483
Foreign	10,427	4,804	6,437
	21,410	23,930	22,980
Deferred	1,395	2,244	5,375
Total	$22,805	$26,174	$28,355

The reconciliation of the federal statutory tax rate to the consolidated effective tax rate was as follows:

	2014	2013	2012
Federal statutory tax rate	35.0%	35.0%	35.0%
Effect of state income taxes, net of federal deduction	3.8	2.7	2.1
Foreign taxes less than federal statutory rate	(2.1)	(3.1)	(0.6)
Other	(2.2)	(2.0)	(2.3)
Effective tax rate	34.5%	32.6%	34.2%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

13.	INCOME TAXES (continued)

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

The components of deferred tax assets and liabilities at September 30, 2014 and 2013 are as follows:

	2014	2013
Deferred tax assets:
Pension and postretirement benefits	$34,309	$26,780
Accruals and reserves not currently deductible	28,090	20,939
Income tax credit carryforward	9,839	-
Operating and capital loss carryforwards	25,419	3,733
Stock options	8,366	10,691
Other	21,089	8,034
Total deferred tax assets	127,112	70,177
Valuation allowances	(24,540)	(2,234)
Net deferred tax assets	102,572	67,943

Deferred tax liabilities:
Depreciation	(7,651)	(3,693)
Goodwill and intangible assets	(183,685)	(67,012)
Other	(18,590)	(1,630)
	(209,926)	(72,335)

Net deferred tax liability	$(107,354)	$(4,392)

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

16.	SUPPLEMENTAL CASH FLOW INFORMATION:

Changes in working capital items as presented in the Consolidated Statements of Cash Flows consisted of the following:

	2014	2013	2012
Current assets:
Accounts receivable	$(13,492)	$(2,786)	$(5,175)
Inventories	4,429	3,827	(3,463)
Other current assets	(9,531)	1,350	(7,034)
	(18,594)	2,391	(15,672)
Current liabilities:
Trade accounts payable	5,720	(1,205)	1,024
Accrued compensation	(2,504)	7,143	(1,476)
Accrued income taxes	1,330	(2,278)	(2,649)
Other current liabilities	7,883	(9,054)	2,370
	12,429	(5,394)	(731)
Net change	$(6,165)	$(3,003)	$(16,403)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

17.	SEGMENT INFORMATION:

Beginning October 1, 2014, the Company realigned its operations into three reporting segments, SGK Brand Solutions, Memorialization and Industrial. The SGK Brand Solutions segment is comprised of the graphics imaging business, including Schawk, and the merchandising solutions operations. The Memorialization segment is comprised of the Company's cemetery products, funeral home products and cremation operations.  The Industrial segment is comprised of the Company's marking and automation products and fulfillment systems.  All periods have been revised to conform with the current presentation.  Management evaluates segment performance based on operating profit (before income taxes) and does not allocate non-operating items such as investment income, interest expense, other income (deductions), net and noncontrolling interests.

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

Information about the Company's segments follows:

	SGK Brand Solutions	Memorialization	Industrial	Other	Consolidated
Sales to external customers:
2014	$497,328	$508,420	$100,849	$-	$1,106,597
2013	373,941	517,911	93,505	-	985,357
2012	332,829	492,867	74,621	-	900,317
Intersegment sales:
2014	463	35	31	-	529
2013	464	12	10	-	486
2012	681	-	22	-	703
Depreciation and amortization:
2014	27,700	11,486	2,203	1,475	42,864
2013	24,292	10,652	1,675	1,246	37,865
2012	16,505	10,067	1,048	1,201	28,821
Operating profit:
2014	2,536	67,937	11,049	-	81,522
2013	13,999	71,754	8,862	-	94,615
2012	19,927	62,597	10,061	-	92,585
Total assets:
2014	1,278,869	557,089	115,470	72,620	2,024,048
2013	495,808	536,890	113,420	63,144	1,209,262
2012	422,628	551,552	75,217	72,774	1,122,171
Capital expenditures:
2014	16,734	8,257	3,325	921	29,237
2013	9,764	10,988	2,904	1,268	24,924
2012	20,189	6,747	2,513	3,787	33,236

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

17.	SEGMENT INFORMATION (continued)

Information about the Company's operations by geographic area follows:

	United States	Central and South America	Canada	Europe	Australia	Asia	Consolidated

Sales to external customers:
2014	$676,764	$3,272	$14,471	$380,229	$13,994	$17,867	$1,106,597
2013	617,371	-	12,014	328,266	13,534	14,172	985,357
2012	569,435	-	11,967	290,283	13,778	14,854	900,317

Long-lived assets:
2014	918,996	10,739	36,543	391,944	21,300	31,122	1,410,644
2013	421,697	3,731	483	324,731	6,338	13,404	770,384
2012	395,565	4,743	507	260,809	7,041	10,580	679,245

18.	ACQUISITIONS:

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

The following unaudited pro forma information presents a summary of the consolidated results of Matthews combined with Schawk as if the acquisition had occurred on October 1, 2012:

	Schawk	Pro Forma Combined
	Acquisition date through September 30, 2014	2014	2013
Sales	$75,060	$1,458,277	$1,430,843
Income before income taxes	(8,453)	89,779	41,271
Net income	(5,888)	63,586	29,470
Earnings per share	$(.21)	$1.93	$.89

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

18.	ACQUISITIONS (continued)

The Schawk results from the acquisition date through September 30, 2014 included acquisition-related expenses and the write-off of inventory step-up value of $3,401 and $9,537, respectively

These unaudited pro forma results have been prepared for comparative purposes only and include certain adjustments, such as interest expense on acquisition debt and acquisition related costs.  The pro forma information does not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred on the date indicated, or which may result in the future.

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

	SGK Brand Solutions	Memorialization	Industrial	Consolidated

Goodwill	$178,312	$277,805	$30,816	$486,933
Accumulated impairment losses	(5,752)	(5,000)	-	(10,752)
Balance at September 30, 2012	172,560	272,805	30,816	476,181

Additions during period	21,361	1,382	19,677	42,420
Translation and other adjustments	4,658	1,139	153	5,950
Goodwill	204,331	280,326	50,646	535,303
Accumulated impairment losses	(5,752)	(5,000)	-	(10,752)
Balance at September 30, 2013	198,579	275,326	50,646	524,551

Additions during period	312,403	-	288	312,691
Translation and other adjustments	(15,684)	(2,044)	(47)	(17,775)
Goodwill	501,050	278,282	50,887	830,219
Accumulated impairment losses	(5,752)	(5,000)	-	(10,752)
Balance at September 30, 2014	$495,298	$273,282	$50,887	$819,467

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

19.                GOODWILL AND OTHER INTANGIBLE ASSETS (continued)

In fiscal 2014, the addition to goodwill primarily reflects the acquisition of Schawk.

In fiscal 2013, the addition to SGK Brand Solutions goodwill primarily reflects the acquisition of Wetzel; the addition to Industrial goodwill reflects the acquisition of Pyramid; the addition to Memorialization goodwill reflects the acquisition of two small manufacturers in Europe, and the effect of an adjustment to the purchase price for a small casket distributor.

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
*Not subject to amortization

The net change in intangible assets during fiscal 2014 included an increase for the acquisition of Schawk, foreign currency fluctuations during the period and additional amortization.  The net change in intangible assets during fiscal 2013 included an increase for the acquisitions of Wetzel and Pyramid of $12,027, offset by an impairment loss in the SGK Brand Solutions segment, the impact of changes in foreign currency exchange rates and additional amortization.

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

SUPPLEMENTARY FINANCIAL INFORMATION

Selected Quarterly Financial Data (Unaudited):

The following table sets forth certain items included in the Company's unaudited consolidated financial statements for each quarter of fiscal 2014 and fiscal 2013.  All periods have been revised to reflect additional expense related to a theft of funds from the Company by an employee, as described in Note 2, "Summary of Significant Accounting Policies" in Item 8-"Financial Statements and Supplementary Data".  Net income attributable to Matthews shareholders was adjusted by $127, $341, $222 and $359 for the first, second, third and fourth quarters of fiscal 2014, respectively.  Diluted earnings per share was adjusted by $0.01, $0.01 and $0.01 for the second, third and fourth quarters of fiscal 2014, respectively.  Basic earnings per share was adjusted by $0.01 and $0.02 for the second and  fourth quarters of fiscal 2014, respectively.  Net income attributable to Matthews shareholders was adjusted by $114, $203, $228 and $222 for the first, second, third and fourth quarters of fiscal 2013, respectively.  Diluted earnings per share was adjusted by $0.01, $0.01 and $0.01 for the first, second and third quarters of fiscal 2013, respectively.  Basic earnings per share was adjusted by $0.01, $0.01 and $0.01 for the first, third and fourth quarters of fiscal 2013, respectively.

	Quarter Ended
	December 31	March 31	June 30	September 30	Year Ended September 30
	(Dollar amounts in thousands, except per share data)
FISCAL YEAR 2014:

Sales	$229,945	$246,837	$279,983	$349,832	$1,106,597

Gross profit	81,376	90,182	104,230	116,708	392,496

Operating profit	14,679	20,543	31,830	14,470	81,522

Net income attributable to Matthews shareholders	7,787	10,992	19,041	4,805	42,625

Earnings per share:
Basic	$.29	$.40	$.70	$.15	$1.51
Diluted	.29	.40	.69	.15	1.49

FISCAL YEAR 2013:

Sales	$225,609	$256,390	$250,652	$252,706	$985,357

Gross profit	79,974	94,866	91,391	90,287	356,518

Operating profit	16,244	24,767	30,450	23,154	94,615

Net income attributable to Matthews shareholders	8,141	13,989	17,763	14,228	54,121

Earnings per share
Basic	$.29	$.51	$.64	$.52	$1.96
Diluted	.29	.50	.64	.52	1.95

FINANCIAL STATEMENT SCHEDULE

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at		Charged to
	beginning of	Charged to	other		Balance at
Description	period	expense	Accounts(1)	Deductions(2)	end of period
	(Dollar amounts in thousands)
Allowance for Doubtful Accounts:
Fiscal Year Ended:
September 30, 2014	$10,009	$2,223	$883	$(2,178)	$10,937
September 30, 2013	11,177	595	306	(2,069)	10,009
September 30, 2012	10,736	1,558	-	(1,117)	11,177

(1)	Amount comprised principally of acquisitions and purchase accounting adjustments in connection with acquisitions.
(2)	Amounts determined not to be collectible (including direct write-offs), net of recoveries.

		Provision
	Balance at	Charged		Other
	beginning of	(Credited)	Allowance	Additions	Balance at
Description	period	To expense(1)	Changes(2)	(Deductions)(3)	end of period
	(Dollar amounts in thousands)
Deferred Tax Asset Valuation Allowance:
Fiscal Year Ended:
September 30, 2014	$2,234	$1,224	$22,098	$(1,016)	$24,540
September 30, 2013	1,627	512	-	95	2,234
September 30, 2012	1,061	484	-	82	1,627

(1)	Amounts relate primarily to the adjustments in net operating loss carryforwards which are precluded from use.
(2)	Amounts comprised of reductions in net operating loss carryforwards which are precluded from use of $1,332 and purchase accounting adjustments of $23,430.
(3)	Consists principally of adjustments related to foreign exchange.

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

Subsequent to the original filing of the Company's Annual Report on Form 10-K for the year ended September 30, 2014, it was determined that a material weakness in internal control over financial reporting existed as of September 30, 2014 as described in Management's Report on Internal Control over Financial Reporting appearing in Item 8 of this Annual Report on Form 10-K.  Accordingly, management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, reassessed the effectiveness of the Company's disclosure controls and procedures as of September 30, 2014. Based solely on this item, it was determined that the Company did not maintain effective disclosure controls and procedures as of September 30, 2014.

Notwithstanding the material weakness, our Chief Executive Officer and Chief Financial Officer have concluded that the consolidated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

Remediation Plan

In response to the material weakness, management has taken immediate action to remediate the material weakness and implemented changes in the design of this internal control to ensure appropriate segregation of duties within the Company's treasury process.  Specifically, the Company implemented changes over the segregation of duties related to obtaining the third party source documents used in the cash reconciliation process.

While these changes have been implemented, a sufficient number of periods must be attained and tested in order for the material weakness to be deemed remediated.  We expect that the material weakness will be deemed remediated by September 30, 2015.

(b) Management's Report on Internal Control over Financial Reporting.

Management's Report on Internal Control over Financial Reporting, as reissued, is included in Management's Report to Shareholders in Item 8 of this Annual Report on Form 10-K/A.

(c) Report of Independent Registered Public Accounting Firm.

The Company's internal control over financial reporting as of September 30, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 of this Amendment.

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) 1.  Financial Statements:

The following items are included in Part II, Item 8:

Pages
Management's Report to Shareholders	35-36

Report of Independent Registered Public Accounting Firm	37-38

Consolidated Balance Sheets as of September 30, 2014 and 2013	39-40

Consolidated Statements of Income for the years ended September 30, 2014, 2013 and 2012	41

Consolidated Statements of Comprehensive Income for the years ended September 30, 2014, 2013 and 2012	42

Consolidated Statements of Shareholders' Equity for the years ended September 30, 2014, 2013 and 2012	43

Consolidated Statements of Cash Flows for the years ended September 30, 2014, 2013 and 2012	44

Notes to Consolidated Financial Statements	45-75

Supplementary Financial Information (unaudited)	76

2.	Financial Statement Schedules:

Schedule II - Valuation and Qualifying Accounts is included on page 77 in Part II, Item 8 of this Annual Report on Form 10-K.

3.	Exhibits Filed:

The index to exhibits is on pages 85-87.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 7, 2015.

MATTHEWS INTERNATIONAL CORPORATION
(Registrant)

By	/s/ Joseph C. Bartolacci
Joseph C. Bartolacci
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on August 7, 2015:

/s/ Joseph C. Bartolacci	/s/ Steven F. Nicola
Joseph C. Bartolacci	Steven F. Nicola
President and Chief Executive Officer	Chief Financial Officer and Secretary
(Principal Executive Officer)	(Principal Financial and Accounting Officer)

/s/ John D. Turner	/s/ Morgan K. O'Brien
John D. Turner, Chairman of the Board	Morgan K. O'Brien, Director

/s/ Gregory S. Babe	/s/ John P. O'Leary, Jr.
Gregory S. Babe, Director	John P. O'Leary, Jr., Director

/s/ Katherine E. Dietze	/s/ David A. Schawk
Katherine E. Dietze, Director	David A. Schawk, Director

/s/ Terry L. Dunlap	/s/ Jerry R. Whitaker
Terry L. Dunlap, Director	Jerry R. Whitaker, Director

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

Exhibit No.	Description	Prior Filing or Sequential Page Numbers Herein

2.1	Agreement and Plan of Merger and Reorganization, dated as of March 16, 2014, by and among Matthews International Corporation, Moonlight Merger Sub Corp., Moonlight Merger Sub LLC and Schawk, Inc.*	Exhibit Number 2.1 to Form 8-K filed on March 19, 2014

3.1	Restated Articles of Incorporation*	Exhibit Number 3.1 to Form 10-K for the year ended September 30, 1994

3.2	Restated By-laws*	Exhibit Number 99.1 to Form 8-K dated October 18, 2007

4.1 a	Form of Revised Option Agreement of Repurchase (effective October 1, 1993)*	Exhibit Number 4.5 to Form 10-K for the year ended September 30, 1993

4.2	Form of Share Certificate for Class A Common Stock*	Exhibit Number 4.9 to Form 10-K for the year ended September 30, 1994

10.1	First Amended and Restated Loan Agreement*	Exhibit Number 10.1 to Form 8-K dated July 18, 2013

10.2	First Amendment to the First Amended and Restated Loan Agreement*	Exhibit Number 10.1 to Form 8-K filed on August 1, 2014

10.3	Second Amendment to the First Amended and Restated Loan Agreement*	Exhibit Number 10.2 to Form 8-K filed on August 1, 2014

10.4	Third Amendment to the First Amended and Restated Loan Agreement*	Exhibit Number 10.4 to Form 10-K for the year ended September 30, 2014

10.5	Voting and Support Agreement, dated March 16, 2014, by and among Matthews International Corporation and the Stockholders of Schawk, Inc.*	Exhibit Number 10.1 to Form 8-K filed on March 19, 2014

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
INDEX, Continued
Exhibit No.	Description	Prior Filing or Sequential Page Numbers Herein

10.6	Shareholder's Agreement, dated as of March 16, 2014, by and among Matthews International Corporation, the Shareholders named therein and David A. Schawk, in his capacity as the Family Representative*	Exhibit Number 10.2 to Form 8-K filed on March 19, 2014

10.7 a	Supplemental Retirement Plan (as amended through April 23, 2009)*	Exhibit Number 10.5a to Form 10-K for the year ended September 30, 2010

10.8 a	Officers Retirement Restoration Plan (effective April 23, 2009)*	Exhibit Number 10.6 to Form 10-K for the year ended September 30, 2009

10.9 a	1992 Stock Incentive Plan (as amended through April 25, 2006)*	Exhibit Number 10.1 to Form 10-Q for the quarter ended March 31, 2006

10.10 a	Form of Stock Option Agreement*	Exhibit Number 10.7 to Form 10-K for the year ended September 30, 2008

10.11 a	Form of Restricted Stock Agreement*	Exhibit Number 10.8 to Form 10-K for the year ended September 30, 2008

10.12 a	1994 Director Fee Plan (as amended through April 22, 2010)*	Exhibit Number 10.7 to Form 10-K For the year ended September 30, 2013

10.13 a	2014 Director Fee Plan*	Exhibit A to 2014 Proxy Statement

10.14 a	1994 Employee Stock Purchase Plan*	Exhibit Number 10.2 to Form 10-Q for the quarter ended March 31, 1995

10.15 a	2007 Equity Incentive Plan (as amended through September 26, 2008)*	Exhibit Number 10.11 to Form 10-K for the year ended September 30, 2008

10.16 a	2010 Incentive Compensation Plan*	Exhibit A to 2011 Proxy Statement

10.17 a	2012 Equity Incentive Plan*	Exhibit A to 2013 Proxy Statement

14.1	Form of Code of Ethics Applicable to Executive Management *	Exhibit Number 14.1 to Form 10-K for the year ended September 30, 2004

21	Subsidiaries of the Registrant	Filed Herewith

23	Consent of Independent Registered Public Accounting Firm	Filed Herewith

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
INDEX, Continued
Exhibit No.	Description	Prior Filing or Sequential Page Numbers Herein

31.1	Certification of Principal Executive Officer for Joseph C. Bartolacci	Filed Herewith

31.2	Certification of Principal Financial Officer for Steven F. Nicola	Filed Herewith

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Joseph C. Bartolacci	Filed Herewith

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Steven F. Nicola	Filed Herewith

Copies of any Exhibits will be furnished to shareholders upon written request.  Requests should be directed to Mr. Steven F. Nicola, Chief Financial Officer, Secretary and Treasurer of the Registrant.