Form 10-Q
period 2015-06-30
MATTHEWS INTERNATIONAL CORP
filed 2015-08-10
CIK 63296

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10‑Q

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Quarterly Period Ended June 30, 2015

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

As of July 31, 2015, shares of common stock outstanding were:

  Class A Common Stock 32,964,476 shares

PART I ‑ FINANCIAL INFORMATION
MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollar amounts in thousands)

	June 30, 2015		September 30, 2014

ASSETS
Current assets:
Cash and cash equivalents		$69,788		$63,003
Accounts receivable, net		268,306		282,730
Inventories		142,911		152,842
Deferred income taxes		13,589		18,197
Other current assets		54,274		49,456

Total current assets		548,868		566,228

Investments		26,937		23,130
Property, plant and equipment: Cost	$466,601		$459,388
Less accumulated depreciation	(267,609)		(250,073)
		198,992		209,315
Deferred income taxes		6,062		4,019
Other assets		14,271		20,027
Goodwill		788,936		819,467
Other intangible assets, net		346,316		381,862

Total assets		$1,930,382		$2,024,048

LIABILITIES
Current liabilities:
Long-term debt, current maturities		$11,981		$15,228
Trade accounts payable		61,445		72,040
Accrued compensation		63,595		60,690
Accrued income taxes		5,324		7,079
Deferred income tax		111		235
Other current liabilities		106,558		98,011

Total current liabilities		249,014		253,283

Long-term debt		676,418		714,027
Accrued pension		80,263		78,550
Postretirement benefits		20,430		20,351
Deferred income taxes		124,291		129,335
Other liabilities		28,444		53,296
Total liabilities		1,178,860		1,248,842

SHAREHOLDERS' EQUITY
Shareholders' equity-Matthews:
Common stock	$36,334		$36,334
Additional paid-in capital	114,428		113,225
Retained earnings	831,914		798,353
Accumulated other comprehensive loss	(124,400)		(66,817)
Treasury stock, at cost	(110,451)		(109,950)
Total shareholders' equity-Matthews		747,825		771,145
Noncontrolling interests		3,697		4,061
Total shareholders' equity		751,522		775,206

Total liabilities and shareholders' equity		$1,930,382		$2,024,048

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Sales	$364,752	$279,983	$1,057,730	$756,765
Cost of sales	(229,316)	(175,753)	(669,929)	(480,977)

Gross profit	135,436	104,230	387,801	275,788

Selling and administrative expenses	(108,031)	(72,400)	(315,536)	(208,736)

Operating profit	27,405	31,830	72,265	67,052

Investment income	58	456	1,031	1,683
Interest expense	(4,849)	(2,785)	(15,116)	(8,240)
Other income (deductions), net	9,845	(899)	6,420	(2,773)

Income before income taxes	32,459	28,602	64,600	57,722

Income taxes	(9,245)	(9,185)	(18,314)	(19,616)

Net income	23,214	19,417	46,286	38,106

Net (income) loss attributable to noncontrolling interests	(74)	(376)	189	(286)

Net income attributable to Matthews shareholders	$23,140	$19,041	$46,475	$37,820

Earnings per share attributable to Matthews shareholders:

Basic	$0.70	$0.70	$1.41	$1.38

Diluted	$0.70	$0.69	$1.40	$1.37

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Dollar amounts in thousands)

	Three Months Ended June 30,
	Matthews		Noncontrolling Interest		Total
	2015	2014	2015	2014	2015	2014

Net income (loss):	$23,140	$19,041	$74	$376	$23,214	$19,417
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	8,283	477	(9)	120	8,274	597
Pension plans and other postretirement benefits	876	565	-	-	876	565
Unrecognized gain (loss) on derivatives:
Net change from periodic revaluation	664	(1,965)	-	-	664	(1,965)
Net amount reclassified to earnings	581	1,212	-	-	581	1,212
Net change in unrecognized gain (loss) on
derivatives	1,245	(753)	-	-	1,245	(753)
Other comprehensive income (loss), net of tax	10,404	289	(9)	120	10,395	409
Comprehensive income (loss)	$33,544	$19,330	$65	$496	$33,609	$19,826

	Nine Months Ended June 30,
	Matthews		Noncontrolling Interest		Total
	2015	2014	2015	2014	2015	2014

Net income (loss):	$46,475	$37,820	$(189)	$286	$46,286	$38,106
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(59,647)	3,246	(80)	66	(59,727)	3,312
Pension plans and other postretirement benefits	2,766	1,622	-	-	2,766	1,622
Unrecognized gain (loss) on derivatives:
Net change from periodic revaluation	(2,548)	(2,437)	-	-	(2,548)	(2,437)
Net amount reclassified to earnings	1,846	2,511	-	-	1,846	2,511
Net change in unrecognized gain (loss) on
derivatives	(702)	74	-	-	(702)	74
Other comprehensive income (loss), net of tax	(57,583)	4,942	(80)	66	(57,663)	5,008
Comprehensive income (loss)	$(11,108)	$42,762	$(269)	$352	$(11,377)	$43,114

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
for the nine months ended June 30, 2015 and 2014 (Unaudited)
(Dollar amounts in thousands, except per share data)

	Shareholders' Equity
				Accumulated
		Additional		Other		Non-
	Common	Paid-in	Retained	Comprehensive	Treasury	controlling
	Stock	Capital	Earnings	Income (Loss)	Stock	interests	Total
Balance, September 30, 2014	$36,334	$113,225	$798,353	$(66,817)	$(109,950)	$4,061	$775,206
Net income	-	-	46,475	-	-	(189)	46,286
Minimum pension liability	-	-	-	2,766	-	-	2,766
Translation adjustment	-	-	-	(59,647)	-	(80)	(59,727)
Fair value of derivatives	-	-	-	(702)	-	-	(702)
Total comprehensive income							(11,377)
Stock-based compensation	-	6,838	-	-	-	-	6,838
Purchase of 212,783 shares of treasury stock	-	-	-	-	(9,897)	-	(9,897)
Issuance of 332,183 shares of treasury stock	-	(6,919)	-	-	10,680	-	3,761
Cancellations of 34,789 shares of treasury stock	-	1,284	-	-	(1,284)	-	-
Dividends, $.39 per share	-	-	(12,914)	-	-	-	(12,914)
Distributions to noncontrolling interests	-	-	-	-	-	(95)	(95)
Balance, June 30, 2015	$36,334	$114,428	$831,914	$(124,400)	$(110,451)	$3,697	$751,522

	Shareholders' Equity
				Accumulated
		Additional		Other		Non-
	Common	Paid-in	Retained	Comprehensive	Treasury	controlling
	Stock	Capital	Earnings	Income (Loss)	Stock	interests	Total
Balance, September 30, 2013	$36,334	$47,315	$769,124	$(26,940)	$(283,006)	$3,465	$546,292
Net income	-	-	37,820	-	-	286	38,106
Minimum pension liability	-	-	-	1,622	-	-	1,622
Translation adjustment	-	-	-	3,246	-	66	3,312
Fair value of derivatives	-	-	-	74	-	-	74
Total comprehensive income							43,114
Stock-based compensation	-	4,906	-	-	-	-	4,906
Purchase of 112,863 shares of treasury stock	-	-	-	-	(4,639)	-	(4,639)
Issuance of 218,578 shares of treasury stock	-	(6,796)	-	-	8,785	-	1,989
Cancellations of 77,597 shares of treasury stock	-	3,156	-	-	(3,156)	-	-
Dividends, $.33 per share	-	-	(9,118)	-	-	-	(9,118)
Distributions to noncontrolling interests	-	-	-	-	-	(165)	(165)
Balance, June 30, 2014	$36,334	$48,581	$797,826	$(21,998)	$(282,016)	$3,652	$582,379

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollar amounts in thousands)

	Nine Months Ended
	June 30,
	2015	2014

Cash flows from operating activities:
Net income	$46,286	$38,106
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	47,071	28,020
Stock-based compensation expense	6,838	4,906
Change in deferred taxes	(12,528)	(751)
Gain on sale of assets	(153)	(571)
Unrealized gain on investments	(617)	(1,283)
Trade name write-offs	4,842	-
Changes in working capital items	22,242	(10,987)
Decrease (increase) in other assets	2,792	(1,835)
Decrease in other liabilities	(14,416)	(1,125)
Increase in pension and postretirement benefits	6,199	6,190
Other, net	(6,217)	1,745

Net cash provided by operating activities	102,339	62,415

Cash flows from investing activities:
Capital expenditures	(34,665)	(18,754)
Acquisitions, net of cash acquired	(1,703)	-
Proceeds from sale of assets	912	45
Proceeds from sale of subsidiary	10,418	-
Restricted cash	(12,925)	-

Net cash used in investing activities	(37,963)	(18,709)

Cash flows from financing activities:
Proceeds from long-term debt	47,421	20,352
Payments on long-term debt	(82,325)	(28,479)
Payments on contingent consideration	-	(3,703)
Proceeds from the sale of treasury stock	3,907	2,045
Purchases of treasury stock	(9,897)	(4,639)
Dividends	(12,914)	(9,118)
Distributions to noncontrolling interests	(95)	(165)

Net cash used in financing activities	(53,903)	(23,707)

Effect of exchange rate changes on cash	(3,688)	526

Net change in cash and cash equivalents	$6,785	$20,525

Non-cash investing and financing activities:
Acquisition of equipment under capital lease	-	$949

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2015
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

The Company has production and marketing facilities in the United States, Central and South America, Canada, Europe, Australia and Asia.

Note 2.   Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information for commercial and industrial companies and the instructions to Form 10‑Q and Rule 10‑01 of Regulation S‑X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the nine months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2015. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10‑K for the year ended September 30, 2014.  The consolidated financial statements include all domestic and foreign subsidiaries in which the Company maintains an ownership interest and has operating control.  All intercompany accounts and transactions have been eliminated.

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

Reclassifications and Revisions:

The Company identified a theft of funds by an employee that had occurred over a multi-year period through May 2015 which was not previously reflected in the Company's results of operations.  The cumulative amount of the loss has been determined to be approximately $14,771.  The corresponding pre-tax earnings amounts applicable to fiscal years 2015, 2014 and 2013 were approximately $2,170, $1,720, and $1,257, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 2.   Basis of Presentation (continued)

Pursuant to the guidance of Staff Accounting Bulletin ("SAB") No. 99, "Materiality", the Company evaluated the materiality of these amounts quantitatively and qualitatively, and has concluded that the amounts described above were not material to any of its annual or quarterly prior period financial statements or trends of financial results. However, because of the significance of the cumulative out-of-period correction to the fiscal 2015 third quarter, the prior period financial statements have been revised, in accordance with SAB No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements".

The following table reconciles the effect of the adjustments to the previously reported Consolidated Statements of Income for the three and nine month periods ended June 30, 2014:

	Three months ended June 30, 2014			Nine months ended June 30, 2014
	Previously Reported	Adjustment	As Adjusted	Previously Reported	Adjustment	As Adjusted
Consolidated Statements of Income
Other income (deductions), net	$(897)	$(2)*	$(899)	$(2,669)	$(104)*	$(2,773)
Income before income taxes	28,966	(364)	28,602	58,854	(1,132)	57,722
Income taxes	(9,327)	142	(9,185)	(20,058)	442	(19,616)
Net income	19,639	(222)	19,417	38,796	(690)	38,106
Net income attributable to Matthews shareholders	19,263	(222)	19,041	38,510	(690)	37,820
Comprehensive income	20,048	(222)	19,826	43,804	(690)	43,114
Earnings per share:
Basic	0.70	-	0.70	1.41	(0.03)	1.38
Diluted	0.70	(0.01)	0.69	1.40	(0.03)	1.37

*Certain other reclassification adjustments between other income (deductions), net and selling and administrative expenses totaling $362 and $1,028 for the three and nine months ended June 30, 2014, respectively, are also reflected in the adjustment amounts in order to conform to the current period's presentation, which began in the first quarter of fiscal 2015. These reclassification adjustments are not material to the prior year presentation.

The following table reconciles the effect of the adjustments to the previously reported Consolidated Statement of Cash Flows for the nine month period ended June 30, 2014:

	Nine months ended June 30, 2014
	Previously Reported	Adjustment	As Adjusted
Consolidated Statements of Cash Flows
Net income	$38,796	$(690)	38,106
Changes in deferred taxes	(309)	(442)	(751)
Net cash provided by operating activities	63,547	(1,132)	62,415
Net change in cash and cash equivalents	21,657	(1,132)	20,525

There was no impact to the Consolidated Statements of Comprehensive Income or the Consolidated Statements of Shareholders' Equity for any of the respective periods other than the impact on Net Income. The retained earnings balance as of September 30, 2014 and 2013 was adjusted by $(7,687) and $(6,638), respectively, as a result of this matter.  In addition, the immaterial corrections did not affect the Company's compliance with debt covenants.

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

Level 3:                            Unobservable inputs for the asset or liability.

The fair values of the Company's assets and liabilities measured on a recurring basis are categorized as follows:

	June 30, 2015				September 30, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Derivatives (1)	-	$622	-	$622	-	$2,457	-	$2,457
Trading securities	$19,438	-	-	19,438	$19,038	-	-	$19,038
Total assets at fair value	$19,438	$622	-	$20,060	$19,038	$2,457	-	$21,495

Liabilities:
Derivatives (1)	-	$1,444	-	$1,444	-	$2,127	-	$2,127
Total liabilities at fair value	-	$1,444	-	$1,444	-	$2,127	-	$2,127

(1) Interest rate swaps are valued based on observable market swap rates.

Note 4.   Inventories

Inventories consisted of the following:

	June 30, 2015	September 30, 2014

Raw materials	$44,836	$46,152
Work in process	34,006	38,631
Finished goods	64,069	68,059
	$142,911	$152,842

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 5.   Debt

The Company has a domestic Revolving Credit Facility with a syndicate of financial institutions.  In connection with the acquisition of Schawk, Inc. ("Schawk") in July 2014, the Company entered into amendments to the Revolving Credit Facility to amend certain terms of the Revolving Credit Facility and increase the maximum amount of borrowings available under the facility from $500,000 to $900,000.  Borrowings under the amended facility bear interest at LIBOR plus a factor ranging from .75% to 2.00% (1.75% at June 30, 2015) based on the Company's leverage ratio.  The leverage ratio is defined as net indebtedness divided by EBITDA (earnings before interest, taxes, depreciation and amortization).  The Company is required to pay an annual commitment fee ranging from .15% to .25% (based on the Company's leverage ratio) of the unused portion of the facility.

The Revolving Credit Facility requires the Company to maintain certain leverage and interest coverage ratios.  A portion of the facility (not to exceed $30,000) is available for the issuance of trade and standby letters of credit. Outstanding borrowings on the Revolving Credit Facility at June 30, 2015 and September 30, 2014 were $655,425 and $680,000, respectively.  The weighted-average interest rate on outstanding borrowings at June 30, 2015 and 2014 was 2.51% and 2.55%, respectively.

The Company has entered into the following interest rate swaps:

Effective Date	Amount	Fixed Interest Rate	Interest Rate Spread at June 30, 2015	Maturity Date
October 2011	$25,000	1.67%	1.75%	October 2015
June 2012	$40,000	1.88%	1.75%	June 2022
August 2012	$35,000	1.74%	1.75%	June 2022
September 2012	$25,000	3.03%	1.75%	December 2015
September 2012	$25,000	1.24%	1.75%	March 2017
November 2012	$25,000	1.33%	1.75%	November 2015
May 2014	$25,000	1.35%	1.75%	May 2018
November 2014	$25,000	1.26%	1.75%	June 2018
March 2015	$25,000	1.49%	1.75%	March 2019

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

The fair value of the interest rate swaps reflected an unrealized loss of $822 ($501 after tax) at June 30, 2015 and an unrealized gain, net of unrealized losses, of $330 ($201 after tax) at September 30, 2014. The net unrealized gain and loss are included in shareholders' equity as part of accumulated other comprehensive income ("AOCI").  Assuming market rates remain constant with the rates at June 30, 2015, a loss (net of tax) of approximately $527 included in AOCI is expected to be recognized in earnings over the next twelve months.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 5.  Debt (continued)

At June 30, 2015 and September 30, 2014, the interest rate swap contracts were reflected in the consolidated balance sheets as follows:

Derivatives	June 30, 2015	September 30, 2014
Current assets:
Other current assets	$89	$324
Long-term assets:
Other assets	534	2,133
Current liabilities:
Other current liabilities	(953)	(1,808)
Long-term liabilities:
Other liabilities	(492)	(319)
Total derivatives	$(822)	$330

The loss recognized on derivatives was as follows:

Derivatives in	Location of Loss	Amount of		Amount of
Cash Flow	Recognized in	Loss Recognized		Loss Recognized
Hedging	Income on	in Income		in Income
Relationships	Derivative	on Derivatives		on Derivatives
		Three Months ended June 30,		Nine Months ended June 30,
		2015	2014	2015	2014

Interest rate swaps	Interest expense	$(953)	$(1,987)	$(3,026)	$(4,117)

The Company recognized the following gains or losses in AOCI:

Location of
Gain or
			(Loss)	Amount of Loss
			Reclassified	Reclassified from
	Amount of (Loss)		From	AOCI into
Derivatives in	Recognized in		AOCI into	Income
Cash Flow	AOCI on Derivatives		Income	(Effective Portion*)
Hedging Relationships	June 30, 2015	June 30, 2014	(Effective Portion*)	June 30, 2015	June 30, 2014

Interest rate swaps	$(2,548)	$(2,437)	Interest expense	$(1,846)	$(2,511)

*There is no ineffective portion or amount excluded from effectiveness testing.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 5.  Debt (continued)

The Company, through certain of its European subsidiaries, has a credit facility with a European bank.  The maximum amount of borrowings available under this facility is 35.0 million Euros ($38,994).  Outstanding borrowings under the credit facility totaled 11.3 million Euros ($12,586) and 17.5 million Euros ($22,055) at June 30, 2015 and September 30, 2014, respectively.  The weighted-average interest rate on outstanding borrowings under this facility at June 30, 2015 and 2014 was 1.50% and 1.35%, respectively.

The Company, through its German subsidiary, Saueressig GmbH & Co. KG ("Saueressig"), has several loans with various European banks.  Outstanding borrowings under these loans totaled 1.6 million Euros ($1,790) and 1.2 million Euros ($1,576) at June 30, 2015 and September 30, 2014, respectively. The weighted-average interest rate on outstanding borrowings of Saueressig at June 30, 2015 and 2014 was 3.85% and 4.04%, respectively.

The Company, through its German subsidiary, Wetzel GmbH ("Wetzel"), has several loans with various European banks.  Outstanding borrowings under these loans totaled 2.4 million Euros ($2,650) and 2.9 million Euros ($3,624) at June 30, 2015 and September 30, 2014, respectively.  The weighted-average interest rate on outstanding borrowings of Wetzel at June 30, 2015 and 2014 was 5.82% and 7.62%, respectively.

The Company, through its wholly-owned subsidiary, Matthews International S.p.A., has several loans with various Italian banks.  Outstanding borrowings on these loans totaled 4.6 million Euros ($5,094) and 5.5 million Euros ($6,922) at June 30, 2015 and September 30, 2014, respectively.  Matthews International S.p.A. also has three lines of credit totaling 11.3 million Euros ($12,623) with the same Italian banks.  Outstanding borrowings on these lines were 3.6 million Euros ($4,020) and 4.8 million Euros ($6,063) at June 30, 2015 and September 30, 2014, respectively.  The weighted-average interest rate on outstanding Matthews International S.p.A. borrowings at June 30, 2015 and 2014 was 3.21% and 3.13%, respectively.

In September 2014, a claim seeking to draw upon a letter of credit issued by the Company of $12,925 was filed with respect to a project for a customer.  In January 2015, the Company made payment on the draw to the financial institution for the letter of credit.  Pursuant to an action initiated by the Company, a court order has been issued requiring these funds to ultimately be remitted to the court pending resolution of the dispute between the parties.  While it is possible the resolution of this matter could be unfavorable to the Company, management has assessed the customer's claim to be without merit and, based on information available as of this filing, expects that the ultimate resolution of this matter will not have a material adverse effect on Matthews' financial condition, results of operations or cash flows.  As of June 30, 2015, the Company has presented the funded letter of credit within other current assets on the Condensed Consolidated Balance Sheet.

As of June 30, 2015 and September 30, 2014 the fair value of the Company's long-term debt, including current maturities, approximated the carrying value included in the Condensed Consolidated Balance Sheet.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 6.   Share-Based Payments

The Company maintains an equity incentive plan (the "2012 Equity Incentive Plan") that provides for grants of stock options, restricted shares, stock-based performance units and certain other types of stock-based awards.  The Company also maintains an equity incentive plan (the "2007 Equity Incentive Plan") and a stock incentive plan (the "1992 Incentive Stock Plan") that previously provided for grants of stock options, restricted shares and certain other types of stock-based awards.  Under the 2012 Equity Incentive Plan, which has a ten-year term, the maximum number of shares available for grants or awards is an aggregate of 2,500,000.  There will be no further grants under the 2007 Equity Incentive Plan or the 1992 Incentive Stock Plan.  At June 30, 2015, there were 1,476,798 shares reserved for future issuance under the 2012 Equity Incentive Plan. All plans are administered by the Compensation Committee of the Board of Directors.

The option price for each stock option granted under any of the plans may not be less than the fair market value of the Company's Class A Common Stock on the date of grant.  Outstanding stock options are generally exercisable in one-third increments upon the attainment of pre-defined levels of appreciation in the market value of the Company's Class A Common Stock.  In addition, options generally vest in one-third increments after three, four and five years, respectively, from the grant date (but, in any event, not until the attainment of the market value thresholds).  The options expire on the earlier of ten years from the date of grant, upon employment termination, or within specified time limits following voluntary employment termination (with the consent of the Company), retirement or death.  The Company generally settles employee stock option exercises with treasury shares.

With respect to outstanding restricted share grants, for grants made prior to fiscal 2013, generally one-half of the shares vest on the third anniversary of the grant date, with the remaining one-half of the shares vesting in one-third increments upon attainment of pre-defined levels of appreciation in the market value of the Company's Class A Common Stock.  For grants made in and after fiscal 2013, generally one-half of the shares vest on the third anniversary of the grant, one-quarter of the shares vest in one-third increments upon the attainment of pre-defined levels of adjusted earnings per share, and the remaining one-quarter of the shares vest in one-third increments upon attainment of pre-defined levels of appreciation in the market value of the Company's Class A Common Stock.  Additionally, restricted shares cannot vest until the first anniversary of the grant date.  Unvested restricted shares generally expire on the earlier of five years from the date of grant, upon employment termination, or within specified time limits following voluntary employment termination (with the consent of the Company), retirement or death.  The Company issues restricted shares from treasury shares.

For the three-month periods ended June 30, 2015 and 2014, total stock-based compensation cost totaled $2,274 and $1,667, respectively.  For the nine-month periods ended June 30, 2015 and 2014, total stock-based compensation cost totaled $6,838 and $4,906, respectively.  The associated future income tax benefit recognized was $887 and $650 for the three-month periods ended June 30, 2015 and 2014, respectively, and $2,667 and $1,913 for the nine-month periods ended June 30, 2015 and 2014, respectively.

For the three-month periods ended June 30, 2015 and 2014, the amount of cash received from the exercise of stock options was $129 and $217, respectively.  For the nine-month periods ended June 30, 2015 and 2014, the amount of cash received from the exercise of stock options was $3,907 and $2,045, respectively. In connection with these exercises, the tax benefits realized by the Company were $16 and $1 for the three-month period ended June 30, 2015 and 2014, respectively, and $337 and $186 for the nine-month periods ended June 30, 2015 and 2014, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 6.   Share-Based Payments (continued)

The transactions for restricted stock for the nine months ended June 30, 2015 were as follows:

		Weighted-
		average
		grant-date
	Shares	fair value
Non-vested at September 30, 2014	575,150	$33.83
Granted	215,370	40.07
Vested	(158,992)	34.42
Expired or forfeited	(36,294)	28.53
Non-vested at June 30, 2015	595,234	36.26

As of June 30, 2015, the total unrecognized compensation cost related to unvested restricted stock was $9,774 and is expected to be recognized over a weighted average period of 1.7 years.

The transactions for shares under options for the nine months ended June 30, 2015 were as follows:

			Weighted-
		Weighted-	average	Aggregate
		average	remaining	intrinsic
	Shares	exercise price	contractual term	value
Outstanding, September 30, 2014	512,322	$38.62
Exercised	(102,544)	38.10
Expired or forfeited	(69,173)	36.53
Outstanding, June 30, 2015	340,605	39.20	1.0	$4,747
Exercisable, June 30, 2015	97,000	38.78	0.8	1,392

No options vested during the three-month and nine-month periods ended June 30, 2015 and 2014, respectively.  The intrinsic value of options (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during the nine-month periods ended June 30, 2015 and 2014 was $897 and $510, respectively.

The transactions for non-vested options for the nine months ended June 30, 2015 were as follows:

		Weighted-average
		grant-date
	Shares	fair value
Non-vested at September 30, 2014	312,442	$11.21
Expired or forfeited	(68,837)	11.70
Non-vested at June 30, 2015	243,605	11.07

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 6.   Share-Based Payments (continued)

The fair value of each restricted stock grant is estimated on the date of grant using a binomial lattice valuation model.  The following table indicates the assumptions used in estimating fair value of restricted stock for the nine months ended June 30, 2015 and 2014.

	Nine Months Ended June 30,
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

The Company maintains the 1994 Director Fee Plan and the 2014 Director Fee Plan (collectively, the "Director Fee Plans").  Since adoption of the 2014 Director Fee Plan, there have been no further fees or share-based awards granted under the 1994 Director Fee Plan.  Under the 2014 Director Fee Plan, non-employee directors (except for the Chairman of the Board) each receive, as an annual retainer fee for fiscal 2015, either cash or shares of the Company's Class A Common Stock with a value equal to $75.  The annual retainer fee for fiscal 2015 paid to a non-employee Chairman of the Board is $175.  Where the annual retainer fee is provided in shares, each director may elect to be paid these shares on a current basis or have such shares credited to a deferred stock account as phantom stock, with such shares to be paid to the director subsequent to leaving the Board.  The value of deferred shares is recorded in other liabilities.  A total of 17,005 shares had been deferred under the Director Fee Plans at June 30, 2015.  Additionally, non-employee directors each receive an annual stock-based grant (non-statutory stock options, stock appreciation rights and/or restricted shares) with a value of $110 for fiscal 2015.  A total of 22,300 stock options have been granted under the Director Fee Plans.  At June 30, 2015, there were no options outstanding. Additionally, 136,568 shares of restricted stock have been granted under the Director Fee Plans, 33,418 of which were unvested at June 30, 2015.  A total of 150,000 shares have been authorized under the 2014 Director Fee Plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 7.   Earnings Per Share Attributable to Matthews' Shareholders

The information used to compute earnings per share attributable to Matthews' common shareholders was as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net income attributable to Matthews shareholders	$23,140	$19,041	$46,475	$37,820
Less: dividends and undistributed earnings allocated to participating securities	2	35	8	128
Net income available to Matthews shareholders	$23,138	$19,006	$46,467	$37,692

Weighted-average shares outstanding (in thousands):
Basic shares	32,962	27,294	32,947	27,223
Effect of dilutive securities	234	197	258	227
Diluted shares	33,196	27,491	33,205	27,450

There were no anti-dilutive securities for the three and nine months ended June 30, 2015 or 2014.

Note 8.   Pension and Other Postretirement Benefit Plans
The Company provides defined benefit pension and other postretirement plans to certain employees. Net periodic pension and other postretirement benefit cost for the plans included the following:

	Three months ended June 30,
	Pension		Other Postretirement
	2015	2014	2015	2014

Service cost	$1,655	$1,582	$114	$109
Interest cost	2,145	2,213	221	230
Expected return on plan assets	(2,470)	(2,396)	-	-
Amortization:
Prior service cost	(45)	(52)	(49)	(23)
Net actuarial loss (gain)	1,564	991	-	(49)

Net benefit cost	$2,849	$2,338	$286	$267

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 8.   Pension and Other Postretirement Benefit Plans (continued)
	Nine months ended June 30,
	Pension		Other Postretirement
	2015	2014	2015	2014

Service cost	$4,965	$4,746	$342	$327
Interest cost	6,435	6,639	663	690
Expected return on plan assets	(7,410)	(7,188)	-	-
Amortization:
Prior service cost	(135)	(156)	(147)	(66)
Net actuarial loss (gain)	4,692	2,973	-	(147)

Net benefit cost	$8,547	$7,014	$858	$804

Benefit payments under the Company's principal retirement plan are made from plan assets, while benefit payments under the postretirement benefit plan are made from the Company's operating funds.  Under IRS regulations, the Company is not required to make any significant contributions to its principal retirement plan in fiscal year 2015.

Contributions made and anticipated for fiscal year 2015 are as follows:

Contributions	Pension	Other Postretirement

Contributions during the nine months ended June 30, 2015:
Supplemental retirement plan	$543	$-
Other postretirement plan	-	1,019

Additional contributions expected in fiscal 2015:
Supplemental retirement plan	190	-
Other postretirement plan	-	250

Prior to its acquisition by Matthews, Schawk participated in a multi-employer pension fund pursuant to certain collective bargaining agreements.  In 2012, Schawk bargained to withdraw from the fund, and recorded a withdrawal liability at the conclusion of the negotiations, based on the present value of installment payments expected to be paid through 2034.  During the third quarter of fiscal 2015, the Company finalized an agreement to settle this installment payment obligation in exchange for a lump-sum payment of $18,157.  This settlement liability is recorded within other current liabilities on the Condensed Consolidated Balance Sheet at June 30, 2015, since full payment is expected to be made during the fourth quarter of fiscal 2015.  This settlement also resulted in an $11,522 gain recognized in other income (deductions), net during the third quarter of fiscal 2015.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 9.   Accumulated Other Comprehensive Income

The changes in AOCI by component, net of tax, for the three month periods ended June 30, 2015 and 2014 were as follows:

		Post-retirement benefit plans	Currency translation adjustment		Derivatives	Total
Attributable to Matthews:
Balance, March 31, 2015		$(37,761)	$(95,297)		$(1,746)	$(134,804)
OCI before reclassification		-	8,283		664	8,947
Amounts reclassified from AOCI	(a)	876	-	(b)	581	1,457
Net current-period OCI		876	8,283		1,245	10,404
Balance, June 30, 2015		$(36,885)	$(87,014)		$(501)	$(124,400)
Attributable to noncontrolling interest:
Balance, March 31, 2015		-	$445		-	$445
OCI before reclassification		-	(9)		-	(9)
Net current-period OCI		-	(9)		-	(9)
Balance, June 30, 2015		-	$436		-	$436

		Post-retirement benefit plans	Currency translation adjustment		Derivatives	Total
Attributable to Matthews:
Balance, March 31, 2014		$(29,043)	$6,483		$273	$(22,287)
OCI before reclassification		-	477		(1,965)	(1,488)
Amounts reclassified from AOCI	(a)	565	-	(b)	1,212	1,777
Net current-period OCI		565	477		(753)	289
Balance, June 30, 2014		$(28,478)	$6,960		$(480)	$(21,998)
Attributable to noncontrolling interest:
Balance, March 31, 2014		-	$347		-	$347
OCI before reclassification		-	120		-	120
Net current-period OCI		-	120		-	120
Balance, June 30, 2014		-	$467		-	$467

(a)	Amounts were included in net periodic benefit cost for pension and other postretirement benefit plans (see note 8).
(b)	Amounts were included in interest expense in the periods the hedged item affected earnings (see note 5).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 9.   Accumulated Other Comprehensive Income (continued)

The changes in AOCI by component, net of tax, for the nine month periods ended June 30, 2015 and 2014 were as follows:

		Post-retirement benefit plans	Currency translation adjustment		Derivatives	Total
Attributable to Matthews:
Balance, September 30, 2014		$(39,651)	$(27,367)		$201	$(66,817)
OCI before reclassification		-	(59,647)		(2,548)	(62,195)
Amounts reclassified from AOCI	(a)	2,766	-	(b)	1,846	4,612
Net current-period OCI		2,766	(59,647)		(702)	(57,583)
Balance, June 30, 2015		$(36,885)	$(87,014)		$(501)	$(124,400)
Attributable to noncontrolling interest:
Balance, September 30, 2014		-	$516		-	$516
OCI before reclassification		-	(80)		-	(80)
Net current-period OCI		-	(80)		-	(80)
Balance, June 30, 2015		-	$436		-	$436

		Post-retirement benefit plans	Currency translation adjustment		Derivatives	Total
Attributable to Matthews:
Balance, September 30, 2013		$(30,100)	$3,714		$(554)	$(26,940)
OCI before reclassification		-	3,246		(2,437)	809
Amounts reclassified from AOCI	(a)	1,622	-	(b)	2,511	4,133
Net current-period OCI		1,622	3,246		74	4,942
Balance, June 30, 2014		$(28,478)	$6,960		$(480)	$(21,998)
Attributable to noncontrolling interest:
Balance, September 30, 2013		-	$401		-	$401
OCI before reclassification		-	66		-	66
Net current-period OCI		-	66		-	66
Balance, June 30, 2014		-	$467		-	$467

(a)	Amounts were included in net periodic benefit cost for pension and other postretirement benefit plans (see note 8).
(b)	Amounts were included in interest expense in the periods the hedged item affected earnings (see note 5).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 9.   Accumulated Other Comprehensive Income (continued)

Reclassifications out of AOCI for the three and nine month periods ended June 30, 2015 were as follows:

	Amount reclassified from AOCI
Details about AOCI Components	Three months ended June 30, 2015		Nine months ended June 30, 2015	Affected line item in the Statement of income

Postretirement benefit plans
Prior service (cost) credit	$94	(a)	$282
Actuarial losses	(1,564)	(a)	(4,692)
	(1,470)	(b)	(4,410)	Total before tax
	(594)		(1,644)	Tax provision (benefit)
	$(876)		$(2,766)	Net of tax
Derivatives
Interest rate swap contracts	$(953)		$(3,026)	Interest expense
	(953)	(b)	(3,026)	Total before tax
	(372)		(1,180)	Tax provision (benefit)
	$(581)		$(1,846)	Net of tax

Reclassifications out of AOCI for the three and nine month periods ended June 30, 2014 were as follows:

	Amount reclassified from AOCI
Details about AOCI Components	Three months ended June 30, 2014		Nine months ended June 30, 2014	Affected line item in the Statement of income

Postretirement benefit plans
Prior service (cost) credit	$75	(a)	$222
Actuarial losses	(942)	(a)	(2,826)
	(867)	(b)	(2,604)	Total before tax
	(302)		(982)	Tax provision (benefit)
	$(565)		$(1,622)	Net of tax
Derivatives
Interest rate swap contracts	$(1,987)		$(4,117)	Interest expense
	(1,987)	(b)	(4,117)	Total before tax
	(775)		(1,606)	Tax provision (benefit)
	$(1,212)		$(2,511)	Net of tax

(a)	Amounts are included in the computation of pension and other postretirement benefit expense, which is reported in both cost of goods sold and selling and administrative expenses. For additional information, see Note 8.
(b)	For pre-tax items, positive amounts represent income and negative amounts represent expense.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 10.   Income Taxes

Income tax provisions for the Company's interim periods are based on the effective income tax rate expected to be applicable for the full year. The Company's effective tax rate for the nine months ended June 30, 2015 was 28.3%, compared to 34.0% for the nine months ended June 30, 2014.  The decrease in the effective tax rate for the first nine months of fiscal 2015 primarily reflected the benefit of the utilization of certain tax attributes as a result of legal structure reorganization in foreign jurisdictions.  The difference between the Company's effective tax rate and the Federal statutory rate of 35.0% primarily reflected the impact of state taxes, offset by lower foreign income taxes.

The Company had unrecognized tax benefits (excluding penalties and interest) of $4,337 and $4,311 on June 30, 2015 and September 30, 2014, respectively, all of which, if recorded, would impact the 2015 annual effective tax rate.

Total penalties and interest accrued were $2,060 and $2,135 at June 30, 2015 and September 30, 2014, respectively.  These accruals may potentially be applicable in the event of an unfavorable outcome of uncertain tax positions.

The Company is currently under examination in several tax jurisdictions and remains subject to examination until the statute of limitations expires for those tax jurisdictions.  As of June 30, 2015, the tax years that remain subject to examination by major jurisdiction generally are:

United States – Federal	2012 and forward
United States – State	2010 and forward
Canada	2009 and forward
Europe	2009 and forward
United Kingdom	2013 and forward
Australia	2010 and forward
Asia	2008 and forward

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 11.   Segment Information

In the first quarter of fiscal 2015, the Company changed its segment reporting to reflect a realignment of its operations, and changes in the management of its business.  The Company is now managing and reporting its businesses under three segments: SGK Brand Solutions, Memorialization and Industrial. The SGK Brand Solutions segment is comprised of graphics imaging products and services, including Schawk, merchandising display systems, and marketing and design services. The Memorialization segment is comprised of the Company's cemetery products, funeral home products and cremation operations.  The Industrial segment is comprised of the Company's marking and automation products and fulfillment systems. Prior periods have been restated to conform with the current presentation.  Management evaluates segment performance based on operating profit (before income taxes) and does not allocate non-operating items such as investment income, interest expense, other income (deductions), net and noncontrolling interest.

Information about the Company's segments follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Sales to external customers:
SGK Brand Solutions	$205,082	$116,338	$597,638	$305,741
Memorialization	125,598	137,926	372,076	380,937
Industrial	34,072	25,719	88,016	70,087
	$364,752	$279,983	$1,057,730	$756,765

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Operating profit:
SGK Brand Solutions	$5,286	$6,614	$5,536	$9,219
Memorialization	17,715	22,410	57,374	52,057
Industrial	4,404	2,806	9,355	5,776
	$27,405	$31,830	$72,265	$67,052

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 12.   Acquisitions

On June 15, 2015, the Company acquired the remaining interest in ImTech, a business engaged in designing and manufacturing industrial printing products and specialty ink products, for $1,703.

On June 8, 2015, the Company and its wholly-owned subsidiary, The York Group, Inc. ("York"), entered into a purchase agreement with Aurora Products Group, LLC ("Aurora"), the sellers identified therein, and Kohlberg Management VII, L.P., in its capacity as the sellers' representative. Upon the terms and subject to the conditions set forth in the purchase agreement, York will acquire all of the outstanding equity interests of Aurora, resulting in Aurora becoming an indirect wholly-owned subsidiary of Matthews.  Aurora provides burial, cremation, and technology products to funeral home clients and distributors in the United States and Canada. Matthews expects to fund the acquisition through cash on hand and borrowings under its existing credit facility.  The purchase price for the Aurora Transaction is $214.0 million in cash on a debt-free basis subject to a working capital adjustment. Additional consideration of $10.0 million is payable contingent upon the achievement of a specified increased level of adjusted earnings before interest, taxes, depreciation and amortization for the last full twelve (12) months prior to the closing. Matthews expects to consummate the Aurora Transaction in the fourth quarter of fiscal 2015, subject to customary closing conditions, including the expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 ("HSR Act") or early termination of the waiting period under the HSR Act.

On July 29, 2014, the Company acquired Schawk, a leading global brand development, activation and brand deployment company headquartered in Des Plaines, Illinois.  Under the terms of the transaction, Schawk shareholders received $11.80 cash and 0.20582 shares of Matthews' common stock for each Schawk share held.  Based on the closing price of Matthews' stock on July 28, 2014, the transaction represented an implied price of $20.74 per share and a total enterprise value (which included outstanding debt, net of cash acquired) of $616,686.  Schawk provides comprehensive brand development and brand deployment services to clients primarily in the consumer packaged goods, retail and life sciences markets.  Schawk creates and sells its clients' brands, produces brand assets and protects brand equities to help drive brand performance.  Schawk delivers its services through more than 155 locations in over 20 countries across North and South America, Europe, Asia and Australia.  The preliminary purchase price allocation related to the Schawk acquisition is not finalized as of June 30, 2015, and is based upon a preliminary valuation which is subject to change as the Company obtains additional information, including with respect to fixed assets, intangible assets, certain liabilities and related taxes.

The following information presents a summary of the consolidated results of Matthews combined with Schawk as if the acquisition had occurred on October 1, 2013:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Sales	$364,752	$384,292	$1,057,730	$1,077,240
Income before income taxes	32,459	28,647	64,600	62,725
Net income	23,140	19,531	46,475	42,813
Earnings per share	$.70	$.59	$1.40	$1.30

The unaudited pro forma results for the three and nine months ended June 30, 2014 have been prepared for comparative purposes only and include certain adjustments, such as interest expense on acquisition debt and acquisition related costs.  The pro forma information does not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred on the date indicated, or which may result in the future.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 13.   Goodwill and Other Intangible Assets

Goodwill related to business combinations is not amortized, but is subject to annual review for impairment.  In general, when the carrying value of a reporting unit exceeds its implied fair value, an impairment loss may need to be recognized.  For purposes of testing for impairment, the Company uses a combination of valuation techniques, including discounted cash flows.  A number of assumptions and estimates are involved in the application of the discounted cash flow model to forecast operating cash flows, including sales volumes and pricing, costs to produce, tax rates, capital spending, working capital changes, and discount rates.  The Company estimates future cash flows using volume and pricing assumptions based largely on existing customer relationships and contracts, and operating cost assumptions management believes are reasonable based on historical performance and projected future performance as reflected in its most recent operating plans and projections.  The discount rates used in the discounted cash flow analyses were developed with the assistance of valuation experts and management believes the discount rates appropriately reflect the risks associated with the Company's operating cash flows.  In order to further validate the reasonableness of the estimated fair values of the reporting units as of the valuation date, a reconciliation of the aggregate fair values of all reporting units to market capitalization was performed using a reasonable control premium.  The Company performed its annual impairment review in the second quarter of fiscal 2015 and determined that the estimated fair value for all reporting units exceeded carrying value, therefore no adjustments to the carrying value of goodwill were necessary at March 31, 2015.

Trade names with indefinite lives are tested for impairment annually in the second quarter. In connection with the integration of Schawk, the Company discontinued the use of certain trade names and recognized write-offs of approximately $4,842 in the SGK Brand Solutions segment during the second quarter of fiscal 2015.

A summary of the carrying amount of goodwill attributable to each segment as well as the changes in such amounts are as follows:

	SGK Brand Solutions	Memorialization	Industrial	Consolidated

Goodwill	$501,050	$278,282	$50,887	$830,219
Accumulated impairment losses	(5,752)	(5,000)	-	(10,752)
Balance at September 30, 2014	495,298	273,282	50,887	819,467

Additions during period	-	-	2,226	2,226
Translation and other adjustments	(29,094)	(3,556)	(107)	(32,757)
Goodwill	471,956	274,726	53,006	799,688
Accumulated impairment losses	(5,752)	(5,000)	-	(10,752)
Balance at June 30, 2015	$466,204	$269,726	$53,006	$788,936

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 13.   Goodwill and Other Intangible Assets (continued)

The following tables summarize the carrying amounts and related accumulated amortization for intangible assets as of June 30, 2015 and September 30, 2014, respectively.

	Carrying	Accumulated
	Amount	Amortization	Net
June 30, 2015:
Trade names	$137,927	$- *	$137,927
Trade names	1,806	(1,687)	119
Customer relationships	244,049	(37,123)	206,926
Copyrights/patents/other	11,480	(10,136)	1,344
	$395,262	$(48,946)	$346,316

September 30, 2014:
Trade names	$142,529	$- *	$142,529
Trade names	2,854	(2,121)	733
Customer relationships	258,441	(24,785)	233,656
Copyrights/patents/other	14,528	(9,584)	4,944
	$418,352	$(36,490)	$381,862
* Not subject to amortization

The net change in intangible assets during the nine months ended June 30, 2015 included the impact of foreign currency fluctuations during the period, additional amortization, and trade name write-offs of approximately $4,842 in the SGK Brand Solutions segment.  In addition, the Company completed the sale of a majority ownership in its Schawk Digital Solutions business, which was acquired in 2014 as part of the Schawk acquisition.  Net proceeds from this transaction totaled approximately $10,400, and the sale primarily resulted in the disposal of working capital and intangible assets, and the recognition of a cost-basis investment in this business.  No gain or loss was recognized on the sale.

Amortization expense on intangible assets was $4,651 and $901 for the three-month periods ended June 30, 2015 and 2014, respectively.  For the nine month periods ended June 30, 2015 and 2014, amortization expense was $13,872 and $3,284, respectively. Amortization expense is estimated to be $4,615 for the remainder of 2015, $18,137 in 2016, $17,157 in 2017, $16,018 in 2018 and $15,131 in 2019.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT:

The following discussion should be read in conjunction with the consolidated financial statements of Matthews International Corporation ("Matthews" or the "Company") and related notes thereto included in this Quarterly Report on Form 10-Q and the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2014.  Any forward-looking statements contained herein are included pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements involve known and unknown risks and uncertainties that may cause the Company's actual results in future periods to be materially different from management's expectations.  Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove correct.  Factors that could cause the Company's results to differ materially from the results discussed in such forward-looking statements principally include changes in domestic or international economic conditions, changes in foreign currency exchange rates, changes in the cost of materials used in the manufacture of the Company's products, changes in death rates, changes in product demand or pricing as a result of consolidation in the industries in which the Company operates, changes in product demand or pricing as a result of domestic or international competitive pressures, unknown risks in connection with the Company's acquisitions, including the risks associated with the Company's acquisition of Schawk, Inc. ("Schawk") and the pending acquisition of Aurora Products Group, LLC ("Aurora"), and technological factors beyond the Company's control.  In addition, although the Company does not have any customers that would be considered individually significant to consolidated sales, changes in the distribution of the Company's products or the potential loss of one or more of the Company's larger customers are also considered risk factors.

RESULTS OF OPERATIONS:

In the first quarter of fiscal 2015, the Company changed its segment reporting to reflect a realignment of its operations, and changes in the management of its business.  The Company is now managing and reporting its businesses under three segments: SGK Brand Solutions, Memorialization and Industrial. The SGK Brand Solutions segment is comprised of graphics imaging products and services, including Schawk, merchandising display systems, and marketing and design services. The Memorialization segment is comprised of the Company's cemetery products, funeral home products and cremation operations.  The Industrial segment is comprised of the Company's marking and automation products and fulfillment systems. Prior periods have been restated to conform with the current presentation. Segment information is set forth in this report in Note 11, "Segment Information" in Item 1-"Financial Statements".

The following table sets forth the sales and operating profit for the Company's three reporting segments for the three and nine-month periods ended June 30, 2015 and 2014.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Sales:		(Dollars in thousands)
SGK Brand Solutions	$205,082	$116,338	$597,638	$305,741
Memorialization	125,598	137,926	372,076	380,937
Industrial	34,072	25,719	88,016	70,087
	$364,752	$279,983	$1,057,730	$756,765

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Operating profit:
SGK Brand Solutions	$5,286	$6,614	$5,536	$9,219
Memorialization	17,715	22,410	57,374	52,057
Industrial	4,404	2,806	9,355	5,776
	$27,405	$31,830	$72,265	$67,052

Sales for the nine months ended June 30, 2015 were $1.1 billion, compared to $756.8 million for the nine months ended June 30, 2014.  The increase in fiscal 2015 sales principally reflected the acquisition of Schawk, higher sales in the SGK Brand Solutions segment, excluding Schawk, and higher sales in the Industrial segment.  These increases were partially offset by lower sales in the Memorialization segment.  Additionally, consolidated sales for the nine months ended June 30, 2015 were unfavorably impacted by changes in foreign currencies against the U.S. dollar of approximately $39.1 million.

In the SGK Brand Solutions segment, sales for the first nine months of fiscal 2015 were $597.6 million, compared to $305.7 million for the first nine months of fiscal 2014.  The increase resulted principally from the acquisition of Schawk ($310.7 million), and higher sales, excluding the Schawk acquisition, in Europe.  These increases were partially offset by the impact of a large merchandising project in fiscal 2014 that did not repeat in fiscal 2015, and the unfavorable impact of changes in foreign currency values against the U.S. dollar of approximately $29.8 million.  Memorialization segment sales for the first nine months of fiscal 2015 were $372.1 million, compared to $380.9 million for the first nine months of fiscal 2014.  The Memorialization segment sales reflected higher unit volume of caskets, higher sales of bronze and granite memorials and higher cremation equipment sales in the U.S. market.  These increases were more than offset by lower mausoleum sales, lower equipment sales in Europe and the U.K., and the unfavorable impact of changes in foreign currency values against the U.S. dollar of approximately $7.0 million.  Lower equipment sales in the U.K. reflected a large incinerator project in fiscal 2014 that did not repeat in fiscal 2015.  Industrial segment sales were $88.0 million for the first nine months of fiscal 2015, compared to $70.1 million for the first nine months of fiscal 2014.  The increase resulted principally from higher sales of warehouse control systems and higher unit volume of marking products and related inks, primarily in North America.  These increases were partially offset by the unfavorable impact of changes in foreign currency values against the U.S. dollar of approximately $2.3 million.

Gross profit for the nine months ended June 30, 2015 was $387.8 million, compared to $275.8 million for the same period a year ago.  Consolidated gross profit as a percent of sales was 36.7% and 36.4% for the first nine months of fiscal 2015 and fiscal 2014, respectively.  The increase in gross profit primarily reflected the impact of higher sales.  The improvement in gross profit as a percent of sales reflected the favorable margin impact from the Schawk acquisition.

Selling and administrative expenses for the nine months ended June 30, 2015 were $315.5 million, compared to $208.7 million for the first nine months of fiscal 2014.  Consolidated selling and administrative expenses as a percent of sales were 29.8% for the nine months ended June 30, 2015, compared to 27.6% for the same period last year.  The increase in selling and administrative expenses was primarily attributable to higher sales and the acquisition of Schawk.  In addition, fiscal 2015 selling and administrative expenses included an increase of $10.9 million in intangible asset amortization related to the Schawk acquisition, acquisition-related expenses of $27.9 million primarily related to the Schawk acquisition integration activities, trade name write-offs of $4.8 million and expenses related to strategic cost-structure initiatives of $1.6 million, partially offset by the impact of the favorable settlement of litigation, net of related expenses, in the Memorialization segment of $9.0 million.  Selling and administrative expenses in the first nine months of fiscal 2014 included expenses related to acquisition activities, primarily the Schawk acquisition, of $7.1 million, the Company's strategic cost structure initiatives of $5.1 million and litigation-related expenses in the Memorialization segment of $1.9 million.

Operating profit for the nine months ended June 30, 2015 was $72.3 million, compared to $67.1 million for the nine months ended June 30, 2014.  The SGK Brand Solutions segment operating profit for the first nine months of fiscal 2015 was $5.5 million, compared to $9.2 million for the same period a year ago.  Fiscal 2015 operating profit was favorably impacted by the Schawk acquisition, and higher sales, exclusive of the acquisition, in Europe.  The SGK Brand Solutions segment fiscal 2015 operating profit included charges totaling $32.3 million representing acquisition integration expenses, trade name write-offs, and expenses related to strategic cost-structure initiatives.  In addition, the segment reported a $10.9 million increase in intangible asset amortization related to the Schawk acquisition.  Fiscal 2015 SGK Brand Solutions segment operating profit was also unfavorably impacted by changes in foreign currency values against the U.S. dollar of approximately $2.6 million.  Fiscal 2014 operating profit included acquisition-related expenses of $7.0 million and expenses related to strategic cost structure initiatives of $2.0 million, and also reflected the benefit of a significant merchandising project that did not repeat in fiscal 2015.  Memorialization segment operating profit for the first nine months of fiscal 2015 was $57.4 million, compared to $52.1 million for the first nine months of fiscal 2014.  The Memorialization segment fiscal 2015 operating profit included the impact of the favorable settlement of litigation, net of related expenses, of $9.0 million, partially offset by charges totaling $2.0 million, consisting of acquisition related costs, and expenses related to strategic cost-structure initiatives.  Operating profit for the Memorialization segment in fiscal 2014 included $3.0 million of expenses related to strategic cost-structure initiatives and $1.9 million of litigation-related expenses, and also reflected the benefit of a large incineration project that did not repeat in fiscal 2015.  Operating profit for the Industrial segment for the nine months ended June 30, 2015 was $9.4 million, compared to $5.8 million for the same period a year ago.  The increase primarily resulted from the favorable impact of higher sales.

Investment income was $1.0 million for the nine months ended June 30, 2015, compared to $1.7 million for the nine months ended June 30, 2014.  The decrease reflected lower rates of return on investments held in trust for certain of the Company's benefit plans.  Interest expense for the first nine months of fiscal 2015 was $15.1 million, compared to $8.2 million for the same period last year.  The increase in interest expense primarily reflected higher average debt levels resulting from the acquisition of Schawk in July 2014.  Other deductions, net, for the nine months ended June 30, 2015 represented an increase in pre-tax income of $6.4 million, compared to a decrease in pre-tax income of $2.8 million for the same period last year.  Other income and deductions generally include banking related fees and the impact of currency gains and losses on certain intercompany debt and foreign denominated receivables and payables. Fiscal 2015 other income and deductions included an $11.5 million gain on the settlement of a multi-employer pension plan installment payment obligation.  Other income and deductions also included losses related to a theft of funds totaling $2.2 million and $1.1 million for the nine months ended June 30, 2015 and 2014, respectively (see below).

As the Company disclosed in a Current Report on Form 8-K filing on July 30, 2015, the Company identified a theft of funds by an employee that had occurred over a multi-year period through May 2015 which was not previously reflected in the Company's results of operations.  The cumulative amount of the loss has been determined to be approximately $14.8 million.  The corresponding pre-tax earnings amounts applicable to fiscal years 2015, 2014 and 2013 were approximately $2.3 million, $1.7 million, and $1.3 million, respectively. The Company expects to recover the loss, primarily through insurance and recovery of assets, and is working with law enforcement agencies.

Pursuant to the guidance of Staff Accounting Bulletin ("SAB") No. 99, "Materiality", the Company evaluated the materiality of these amounts quantitatively and qualitatively, and has concluded that the amounts described above were not material to any of its annual or quarterly prior period financial statements or trends of financial results. However, because of the significance of the cumulative out-of-period correction to the fiscal 2015 third quarter, the prior period financial statements have been revised, in accordance with SAB No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements".  Additional information, including reconciliations of the effects of these adjustments on previously reported amounts, is set forth in this report in Note 2, "Basis of Presentation" in Item 1-"Financial Statements".

The Company's effective tax rate for the nine months ended June 30, 2015 was 28.3%, compared to 34.0% for the first nine months of fiscal 2014 and 34.5% for the fiscal 2014 full year.  The decrease in the effective tax rate for the first nine months of fiscal 2015 primarily reflected the benefit of the utilization of certain tax attributes as a result of legal structure reorganization in foreign jurisdictions.  The effective tax rate in fiscal 2014 included the impact of non-deductible acquisition costs.  The difference between the Company's effective tax rate and the Federal statutory rate of 35.0% primarily reflected the impact of state taxes, offset by lower foreign income taxes.

Net earnings attributable to noncontrolling interests was a loss of $189,000 in the nine months ended June 30, 2015, compared to income of $286,000 for the same period a year ago.  The change in net earnings attributable to noncontrolling interests primarily reflected losses in less than wholly-owned Industrial and Memorialization businesses.

GOODWILL AND OTHER INTANGIBLE ASSETS:

Goodwill related to business combinations is not amortized, but is subject to annual review for impairment.  In general, when the carrying value of a reporting unit exceeds its implied fair value, an impairment loss may need to be recognized.  For purposes of testing for impairment, the Company uses a combination of valuation techniques, including discounted cash flows.  A number of assumptions and estimates are involved in the application of the discounted cash flow model to forecast operating cash flows, including sales volumes and pricing, costs to produce, tax rates, capital spending, working capital changes, and discount rates.  The Company estimates future cash flows using volume and pricing assumptions based largely on existing customer relationships and contracts, and operating cost assumptions management believes are reasonable based on historical performance and projected future performance as reflected in its most recent operating plans and projections.  The discount rates used in the discounted cash flow analyses were developed with the assistance of valuation experts and management believes the discount rates appropriately reflect the risks associated with the Company's operating cash flows.  In order to further validate the reasonableness of the estimated fair values of the reporting units as of the valuation date, a reconciliation of the aggregate fair values of all reporting units to market capitalization was performed using a reasonable control premium.  The Company performed its annual impairment review in the second quarter of fiscal 2015 and determined that the estimated fair value for all reporting units exceeded carrying value, therefore no adjustments to the carrying value of goodwill were necessary at March 31, 2015.

Trade names with indefinite lives are tested for impairment annually in the second quarter. In connection with the integration of Schawk, the Company discontinued the use of certain trade names and recognized write-offs of approximately $4.8 million in the SGK Brand Solutions segment during the second quarter of fiscal 2015.

LIQUIDITY AND CAPITAL RESOURCES:

Net cash provided by operating activities was $102.3 million for the first nine months of fiscal 2015, compared to $62.4 million for the first nine months of fiscal 2014.  Operating cash flow for both periods reflected net income adjusted for depreciation, amortization, stock-based compensation expense and non-cash pension expense.  Net changes in working capital items, which principally related to decreases in accounts receivable, inventory and accounts payable, resulted in a source of working capital of approximately $22.2 million in fiscal 2015.  Net changes in working capital items, which principally related to increases in accounts receivable and inventory, partially offset by an increase in accounts payable, resulted in a use of working capital of approximately $11.0 million in fiscal 2014.

Cash used in investing activities was $38.0 million for the nine months ended June 30, 2015, compared to $18.7 million for the nine months ended June 30, 2014.  Investing activities for the first nine months of fiscal 2015 primarily reflected capital expenditures of $34.7 million, net proceeds of $10.4 million from the sale of a subsidiary, restricted cash of $12.9 million related to a letter of credit issued for a customer (see below), and acquisition payments (net of cash acquired) of $1.7 million.  Investing activities for the first nine months of fiscal 2014 primarily reflected capital expenditures.

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

Cash used in financing activities for the nine months ended June 30, 2015 was $53.9 million, primarily reflecting repayment of long-term debt, net of proceeds from borrowings, of $34.9 million, proceeds from the sale of treasury stock (stock option exercises) of $3.9 million, treasury stock purchases of $9.9 million, and dividends of $12.9 million to the Company's shareholders.  Cash used in financing activities for the nine months ended June 30, 2014 was $23.7 million, primarily reflecting repayment of long-term debt, net of proceeds from borrowings, of $8.1 million, proceeds from the sale of treasury stock (stock option exercises) of $2.0 million, treasury stock purchases of $4.6 million, payment of contingent consideration of $3.7 million and dividends of $9.1 million to the Company's shareholders.

The Company has a domestic Revolving Credit Facility with a syndicate of financial institutions.  In connection with the acquisition of Schawk in July 2014, the Company amended certain terms of the Revolving Credit Facility to increase the maximum amount of borrowings available under the facility from $500.0 million to $900.0 million.  Borrowings under the amended facility bear interest at LIBOR plus a factor ranging from .75% to 2.00% (1.75% at June 30, 2015) based on the Company's leverage ratio.  The leverage ratio is defined as net indebtedness divided by EBITDA (earnings before interest, taxes, depreciation and amortization).  The Company is required to pay an annual commitment fee ranging from .15% to .25% (based on the Company's leverage ratio) of the unused portion of the facility.

The Revolving Credit Facility requires the Company to maintain certain leverage and interest coverage ratios.  A portion of the facility (not to exceed $30.0 million) is available for the issuance of trade and standby letters of credit. Outstanding borrowings on the Revolving Credit Facility at June 30, 2015 and September 30, 2014 were $655.4 million and $680.0 million, respectively.  The weighted-average interest rate on outstanding borrowings at June 30, 2015 and 2014 was 2.51% and 2.55%, respectively.

The Company has entered into the following interest rate swaps (dollars in thousands):

Effective Date	Amount	Fixed Interest Rate	Interest Rate Spread at June 30, 2015	Maturity Date
October 2011	$25,000	1.67%	1.75%	October 2015
June 2012	$40,000	1.88%	1.75%	June 2022
August 2012	$35,000	1.74%	1.75%	June 2022
September 2012	$25,000	3.03%	1.75%	December 2015
September 2012	$25,000	1.24%	1.75%	March 2017
November 2012	$25,000	1.33%	1.75%	November 2015
May 2014	$25,000	1.35%	1.75%	May 2018
November 2014	$25,000	1.26%	1.75%	June 2018
March 2015	$25,000	1.49%	1.75%	March 2019

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

The fair value of the interest rate swaps reflected an unrealized loss of $822,000 ($501,000 after tax) at June 30, 2015 that is included in shareholders' equity as part of accumulated other comprehensive income.  Assuming market rates remain constant with the rates at June 30, 2015, a loss, net of tax, of approximately $527,000 included in accumulated other comprehensive income is expected to be recognized in earnings over the next twelve months.

The Company, through certain of its European subsidiaries, has a credit facility with a European bank.  The maximum amount of borrowings available under this facility is 35.0 million Euros ($39.0 million).  Outstanding borrowings under the credit facility totaled 11.3 million Euros ($12.6 million) and 17.5 million Euros ($22.1 million) at June 30, 2015 and September 30, 2014, respectively.  The weighted-average interest rate on outstanding borrowings under the facility at June 30, 2015 and 2014 was 1.50% and 1.35%, respectively.

The Company, through its German subsidiary, Saueressig GmbH & Co. KG ("Saueressig"), has several loans with various European banks.  Outstanding borrowings under these loans totaled 1.6 million Euros ($1.8 million) and 1.2 million Euros ($1.6 million) at June 30, 2015 and September 30, 2014, respectively.  The weighted-average interest rate on outstanding borrowings of Saueressig at June 30, 2015 and 2014 was 3.85% and 4.04%, respectively.

The Company, through its German subsidiary, Wetzel GmbH ("Wetzel"), has several loans with various European banks.  Outstanding borrowings under these loans totaled 2.4 million Euros ($2.7 million) and 2.9 million Euros ($3.6 million) at June 30, 2015 and September 30, 2014, respectively.  The weighted-average interest rate on outstanding borrowings of Wetzel at June 30, 2015 and 2014 was 5.82% and 7.62%, respectively.

The Company, through its wholly-owned subsidiary, Matthews International S.p.A., has several loans with various Italian banks.  Outstanding borrowings on these loans totaled 4.6 million Euros ($5.1 million) and 5.5 million Euros ($6.9 million) at June 30, 2015 and September 30, 2014, respectively.  Matthews International S.p.A. also has three lines of credit totaling 11.3 million Euros ($12.6 million) with the same Italian banks.  Outstanding borrowings on these lines were 3.6 million Euros ($4.0 million) and 4.8 million Euros ($6.1 million) at June 30, 2015 and September 30, 2014, respectively.  The weighted-average interest rate on outstanding Matthews International S.p.A. borrowings at June 30, 2015 and 2014 was 3.21% and 3.13%, respectively.

In September 2014, a claim seeking to draw upon a letter of credit issued by the Company of $12.9 million was filed with respect to a project for a customer.  In January 2015, the Company made payment on the draw to the financial institution for the letter of credit.  Pursuant to an action initiated by the Company, a court order has been issued requiring these funds to ultimately be remitted to the court pending resolution of the dispute between the parties.  While it is possible the resolution of this matter could be unfavorable to the Company, management has assessed the customer's claim to be without merit and, based on information available as of this filing, expects that the ultimate resolution of this matter will not have a material adverse effect on Matthews' financial condition, results of operations or cash flows.  As of June 30, 2015, the Company has presented the funded letter of credit within other current assets on the Condensed Consolidated Balance Sheet.

The Company has a stock repurchase program.  Under the current authorization, the Company's Board of Directors has authorized the repurchase of a total of 2,500,000 shares of Matthews' common stock under the program, of which 753,098 shares remained available for repurchase as of June 30, 2015.  The buy-back program is designed to increase shareholder value, enlarge the Company's holdings of its common stock, and add to earnings per share.  Repurchased shares may be retained in treasury, utilized for acquisitions, or reissued to employees or other purchasers, subject to the restrictions of the Company's Restated Articles of Incorporation.

Consolidated working capital of the Company was $299.9 million at June 30, 2015, compared to $312.9 million at September 30, 2014.  Cash and cash equivalents were $69.8 million at June 30, 2015, compared to $63.0 million at September 30, 2014.  The Company's current ratio was 2.2 at June 30, 2015 and September 30, 2014.

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

At June 30, 2015, an accrual of approximately $4.6 million had been recorded for environmental remediation (of which $1.3 million was classified in other current liabilities), representing management's best estimate of the probable and reasonably estimable costs of the Company's known remediation obligations.  The accrual does not consider the effects of inflation and anticipated expenditures are not discounted to their present value.  Changes in the accrued environmental remediation obligation from the prior fiscal year reflect payments charged against the accrual.

While final resolution of these contingencies could result in costs different than current accruals, management believes the ultimate outcome will not have a significant effect on the Company's consolidated results of operations or financial position.

ACQUISITIONS:

On June 15, 2015, the Company acquired the remaining interest in ImTech, a business engaged in designing and manufacturing industrial printing products and specialty ink products, for $1.7 million.

On June 8, 2015, the Company and its wholly-owned subsidiary, The York Group, Inc. ("York"), entered into a purchase agreement with Aurora Products Group, LLC ("Aurora"), the sellers identified therein, and Kohlberg Management VII, L.P., in its capacity as the sellers' representative. Upon the terms and subject to the conditions set forth in the purchase agreement, York will acquire all of the outstanding equity interests of Aurora, resulting in Aurora becoming an indirect wholly-owned subsidiary of Matthews.  Aurora provides burial, cremation, and technology products to funeral home clients and distributors in the United States and Canada. Matthews expects to fund the acquisition through cash on hand and borrowings under its existing credit facility.  The purchase price for the Aurora Transaction is $214.0 million in cash on a debt-free basis subject to a working capital adjustment. Additional consideration of $10.0 million is payable contingent upon the achievement of a specified increased level of adjusted earnings before interest, taxes, depreciation and amortization for the last full twelve (12) months prior to the closing. Matthews expects to consummate the Aurora Transaction in the fourth quarter of fiscal 2015, subject to customary closing conditions, including the expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 ("HSR Act") or early termination of the waiting period under the HSR Act.

On July 29, 2014, the Company acquired Schawk, a leading global brand development, activation and deployment company headquartered in Des Plaines, Illinois.  Under the terms of the transaction, Schawk shareholders received $11.80 cash and 0.20582 shares of Matthews' common stock for each Schawk share held.  Based on the closing price of Matthews' stock on July 28, 2014, the transaction represented an implied price of $20.74 per share and a total enterprise value (which included outstanding debt, net of cash acquired) of $616.7 million.  Schawk provides comprehensive brand development and brand deployment services to clients primarily in the consumer packaged goods, retail and life sciences markets.  Schawk creates and sells its clients' brands, produces brand assets and protects brand equities to help drive brand performance.  Schawk delivers its services through more than 155 locations in over 20 countries across North and South America, Europe, Asia and Australia.

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

LONG-TERM CONTRACTUAL OBLIGATIONS AND COMMITMENTS:

The following table summarizes the Company's contractual obligations at June 30, 2015, and the effect such obligations are expected to have on its liquidity and cash flows in future periods.

	Payments due in fiscal year:
		2015			After
	Total	Remainder	2016 to 2017	2018 to 2019	2019
Contractual Cash Obligations:	(Dollar amounts in thousands)
Revolving credit facilities	$673,011	$-	$12,586	$660,425	$-
Notes payable to banks	10,596	3,970	6,533	93	-
Short-term borrowings	4,055	4,055	-	-	-
Capital lease obligations	7,206	777	1,825	764	3,840
Pension withdrawal settlement	18,157	18,157	-	-	-
Non-cancelable operating leases	48,814	5,775	27,210	11,461	4,368

Total contractual cash obligations	$761,839	$32,734	$48,154	$672,743	$8,208

A significant portion of the loans included in the table above bear interest at variable rates.  At June 30, 2015, the weighted-average interest rate was 2.51% on the Company's domestic Revolving Credit Facility, 1.50% on the credit facility through the Company's European subsidiaries, 3.85% on bank loans to its wholly-owned subsidiary, Saueressig, 5.82% on bank loans to its wholly-owned subsidiary, Wetzel and 3.21% on bank loans to the Company's wholly-owned subsidiary, Matthews International S.p.A.

Benefit payments under the Company's principal retirement plan are made from plan assets, while benefit payments under the supplemental retirement plan and postretirement benefit plan are funded from the Company's operating cash.  The Company is not required to make any significant contributions to its principal retirement plan in fiscal 2015.  During the nine months ended June 30, 2015, contributions of $543,000 and $1.0 million were made under the supplemental retirement plan and postretirement plan, respectively.  The Company currently anticipates contributing an additional $190,000 and $250,000 under the supplemental retirement plan and postretirement plan, respectively, for the remainder of fiscal 2015.

Unrecognized tax benefits are positions taken, or expected to be taken, on an income tax return that may result in additional payments to tax authorities.  If a tax authority agrees with the tax position taken, or expected to be taken, or the applicable statute of limitations expires, then additional payments will not be necessary.  As of June 30, 2015, the Company had unrecognized tax benefits, excluding penalties and interest, of approximately $4.3 million.  The timing of potential future payments related to the unrecognized tax benefits is not presently determinable. The Company believes that its current liquidity sources, combined with its operating cash flow and borrowing capacity, will be sufficient to meet its capital needs for the foreseeable future.

ITEM 3.   QUANTITIATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

The fair value of the interest rate swaps reflected a net unrealized loss of $822,000 ($501,000 after tax) at June 30, 2015 that is included in equity as part of accumulated other comprehensive income.  A decrease of 10% in market interest rates (e.g. a decrease from 5.0% to 4.5%) would result in an increase of approximately $234,000 in the fair value liability of the interest rate swaps.

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

Foreign Currency Exchange Rates - The Company is subject to changes in various foreign currency exchange rates, including the Euro, British Pound, Canadian Dollar, Australian Dollar, Swedish Krona, Chinese Yuan, Hong Kong Dollar, Polish Zloty, Turkish Lira, Indian Rupee and Malaysian Ringgit in the conversion from local currencies to the U.S. dollar of the reported financial position and operating results of its non-U.S. based subsidiaries.  A strengthening of the U. S. dollar of 10% would have resulted in a decrease in reported sales of $40.1 million and a decrease in reported operating income of $4.4 million for the nine months ended June 30, 2015.

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

Disclosure Controls and Procedures
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

Management, under the supervision and with the participation of our Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures in effect as of June 30, 2015. Based on that evaluation, the Company's disclosure controls and procedures were determined to be not effective solely due to the material weakness in internal controls over financial reporting described below.

Material Weakness in Internal Control over Financial Reporting

Management previously reported a material weakness in the Company's internal control over financial reporting, related to the design of the internal controls over segregation of duties within the treasury process, in its Annual Report on Form 10-K/A for the period ended September 30, 2014. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. The design of the internal controls over segregation of duties within the treasury process was determined to constitute a material weakness, which resulted in a cumulative loss of $14.8 million that was not previously recorded in the Company's financial statements.  Specifically, an individual with the ability to execute cash transactions was responsible for providing the third party source documents used in the cash reconciliation process.  This resulted in an overstatement of our previously reported cash balance and resulted in the revision to our previously issued consolidated financial statements for the years ended September 30, 2014, 2013 and 2012.  Additionally, it was determined that this could have resulted in further misstatements of the aforementioned accounts and disclosures that would result in a material misstatement of the consolidated financial statements that would not be prevented or detected.  Accordingly, the internal control over segregation of duties within the treasury process was determined to constitute a material weakness in internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting
Other than the changes discussed above related to the previously reported material weakness, there have been no changes in the Company's internal controls over financial reporting that occurred during the fiscal quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II ‑ OTHER INFORMATION

Item 1.	Legal Proceedings

Matthews is subject to various legal proceedings and claims arising in the ordinary course of business.  Management does not expect that the results of any of these legal proceedings will have a material adverse effect on Matthews' financial condition, results of operations or cash flows.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchase Plan

The Company has a stock repurchase program.  The buy-back program is designed to increase shareholder value, enlarge the Company's holdings of its common stock, and add to earnings per share.  Repurchased shares may be retained in treasury, utilized for acquisitions, or reissued to employees or other purchasers, subject to the restrictions of the Company's Restated Articles of Incorporation.  Under the current authorization, the Company's Board of Directors had authorized the repurchase of a total of 2,500,000 shares of Matthews' common stock under the program, of which 753,098 shares remained available for repurchase as of June 30, 2015.

The following table shows the monthly fiscal 2015 stock repurchase activity:

Period	Total number of shares purchased	Weighted-average price paid per share	Total number of shares purchased as part of a publicly announced plan	Maximum number of shares that may yet be purchased under the plan

October 2014	10,000	$$43.87	10,000	955,881
November 2014	65,942	46.54	65,942	889,939
December 2014	97,807	46.10	97,807	792,132
January 2015	1,559	46.86	1,559	790,573
February 2015	10,000	48.49	10,000	780,573
March 2015	27,318	48.17	27,318	753,255
April 2015	-	-	-	753,255
May 2015	157	47.97	157	753,098
June 2015	-	-	-	753,098
Total	212,783	$46.51	212,783

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 6.	Exhibits and Reports on Form 8‑K

(a)	Exhibits

	Exhibit	Description
No.

2.1
Purchase Agreement, dated as of June 8, 2015, by and among Matthews International Corporation, a Pennsylvania corporation, The York Group, Inc., a Delaware corporation, Aurora Products Group, LLC, each of the Persons listed on Annex A thereto, and Kohlberg Management VII, L.P., in its capacity as the Sellers' Representative (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Commission on June 11, 2015)

10.1
Fourth Amendment to First Amended and Restated Loan Agreement, dated the 29th day of May, 2015, by and among Matthews International Corporation, a Pennsylvania corporation, the Banks (as defined in the Loan Agreement), Citizens Bank of Pennsylvania, a Pennsylvania banking institution, in its capacity as administrative agent for the Banks (in such capacity, the "Agent"), and PNC Bank, National Association, a national banking association, in its capacity as syndication agent for the Banks

10.2
Fifth Amendment to First Amended and Restated Loan Agreement, dated the 14th day of July, 2015, by and among Matthews International Corporation, a Pennsylvania corporation, the Banks (as defined in the Loan Agreement), Citizens Bank of Pennsylvania, a Pennsylvania banking institution, in its capacity as administrative agent for the Banks (in such capacity, the "Agent"), and PNC Bank, National Association, a national banking association, in its capacity as syndication agent for the Banks

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

MATTHEWS INTERNATIONAL CORPORATION
(Registrant)

Date: August 10, 2015	/s/ Joseph C. Bartolacci
Joseph C. Bartolacci, President
and Chief Executive Officer

Date: August 10, 2015	/s/ Steven F. Nicola
Steven F. Nicola, Chief Financial Officer
and Secretary