Form 10-K
period 2015-09-30
MATTHEWS INTERNATIONAL CORP
filed 2015-11-24
CIK 63296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

The aggregate market value of the Class A Common Stock outstanding and held by non-affiliates of the registrant, based upon the closing sale price of the Class A Common Stock on the NASDAQ Global Select Market on March 31, 2015, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $1.6 billion.

As of October 31, 2015, shares of common stock outstanding were: Class A Common Stock 32,881,794 shares

Documents incorporated by reference: Specified portions of the Proxy Statement for the 2016 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

The index to exhibits is on pages 82-84.

PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION:

Any forward-looking statements contained in this Annual Report on Form 10-K (specifically those contained in Item 1, "Business", Item 1A, "Risk Factors" and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations") are included in this report pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements involve known and unknown risks and uncertainties that may cause the actual results of Matthews International Corporation ("Matthews" or the "Company") in future periods to be materially different from management's expectations.  Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove correct.  In addition to the risk factors previously disclosed and those discussed elsewhere in this Annual Report on Form 10-K, factors that could cause the Company's results to differ materially from the results discussed in such forward-looking statements principally include changes in domestic or international economic conditions, changes in foreign currency exchange rates, changes in the cost of materials used in the manufacture of the Company's products, changes in death rates, changes in product demand or pricing as a result of consolidation in the industries in which the Company operates, changes in product demand or pricing as a result of domestic or international competitive pressures, unknown risks in connection with the Company's acquisitions, including the risks associated with the Company's acquisitions of Schawk, Inc. ("Schawk") in July 2014 and Aurora Products Group, LLC ("Aurora") in August 2015, and technological factors beyond the Company's control.  In addition, although the Company does not have any customers that would be considered individually significant to consolidated sales, changes in the distribution of the Company's products or the potential loss of one or more of the Company's larger customers are also considered risk factors.

ITEM 1.  BUSINESS.

Matthews, founded in 1850 and incorporated in Pennsylvania in 1902, is a provider principally of brand solutions, memorialization products and industrial products.  Brand solutions include brand development, deployment and delivery (consisting of brand management, printing plates and cylinders, pre-media services and imaging services for consumer packaged goods and retail customers, merchandising display systems, and marketing and design services).  Memorialization products consist primarily of bronze and granite memorials and other memorialization products, caskets and cremation equipment for the cemetery and funeral home industries.  Industrial products include marking and coding equipment and consumables, industrial automation products and order fulfillment systems for identifying, tracking, picking and conveying consumer and industrial products.

Beginning October 1, 2014, the Company realigned its operations into three reporting segments, SGK Brand Solutions, Memorialization, and Industrial. The SGK Brand Solutions segment is comprised of the graphics imaging business, including Schawk, and the merchandising solutions operations.  The Memorialization segment is comprised of the Company's cemetery products, funeral home products and cremation operations.  The Industrial segment is comprised of the Company's marking and automation products and fulfillment systems.  Prior periods have been revised to conform with the current presentation.  Segment information is set forth in this Report in Note 17, "Segment Information" in Item 8 - "Financial Statements and Supplementary Data".

At October 31, 2015, the Company and its majority-owned subsidiaries had approximately 10,300 employees. The Company's principal executive offices are located at Two NorthShore Center, Pittsburgh, Pennsylvania 15212, its telephone number is (412) 442-8200 and its internet website is www.matw.com.  The Company files or furnishes all required reports with the Securities and Exchange Commission ("SEC") in accordance with the Exchange Act.  The Company's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports are available free of charge on the Company's website as soon as reasonably practicable after being filed or furnished to the SEC. The Company's reports filed with the SEC, including exhibits attached to such reports, are also available to read and copy at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 or by contacting the SEC at 1-800-732-0330.  All Company reports filed with or furnished to the SEC can be found on its website at www.sec.gov.

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

	Years Ended September 30,
	2015		2014		2013
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Sales to unaffiliated customers:
SGK Brand Solutions	$ 798,339	56.0%	$ 497,328	45.0%	$373,941	38.0%
Memorialization	508,058	35.6	508,420	45.9	517,911	52.5
Industrial	119,671	8.4	100,849	9.1	93,505	9.5
Total	$1,426,068	100.0%	$1,106,597	100.0%	$985,357	100.0%

Operating profit:
SGK Brand Solutions	$ 21,864	20.8%	$ 2,536	3.1%	$ 13,999	14.8%
Memorialization	70,064	66.7	67,937	83.3	71,754	75.8
Industrial	13,095	12.5	11,049	13.6	8,862	9.4
Total	$ 105,023	100.0%	$ 81,522	100.0%	$ 94,615	100.0%

In fiscal 2015, approximately 66% of the Company's sales were made from the United States, and 28%, 2%, 2% and 2% were made from Europe, Asia, Australia and Canada, respectively. For further information on segments, see Note 17 ("Segment Information") in Item 8 "Financial Statements and Supplementary Data" on pages 66-67 of this Report. Products and services of the SGK Brand Solutions segment are sold throughout the world, with principal locations in the United States, Europe and Asia.  Memorialization segment products are sold throughout the world, with the segment's principal operations located in the United States, Europe, Canada, and Australia.  The Industrial segment sells equipment and consumables directly to industrial consumers and distributors in the United States and internationally through the Company's subsidiaries in Canada, Sweden and China, and through other foreign distributors.  Matthews owns a minority interest in Industrial product distributors in Asia, Australia and Europe.

SGK Brand Solutions:

The SGK Brand Solutions segment provides brand development, brand management, pre-media services, printing plates and cylinders, embossing tools, and creative design services principally to consumer packaged goods and retail customers, and the primary packaging and corrugated packaging industries. With the acquisition of Schawk in July 2014, the Company significantly expanded its product offerings and capabilities related to brand development and brand management serving the consumer packaged goods and retail industries.  The primary packaging industry consists of manufacturers of printed packaging materials such as boxes, flexible packaging, folding cartons and bags commonly displayed at retailers of consumer goods. The corrugated packaging industry consists of manufacturers of printed corrugated containers.  Other major industries served include the wallpaper, flooring, automotive, and textile industries.  In addition, the segment provides merchandising, retail graphics and printing solutions for brand owners and retailers.  The segment designs, manufactures and installs merchandising and display systems, and provides total turnkey project management services.  The segment also provides creative merchandising and marketing solutions services.

ITEM 1.	BUSINESS, (continued)

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

The segment's sales are also derived from the design, engineering, manufacturing and execution of merchandising and display systems.  These systems include permanent and temporary displays, custom store fixtures, brand concept shops, interactive media, custom packaging, and screen and digitally printed promotional signage.  Design and engineering services include concept and model development, graphics design and prototyping.  Merchandising and display systems are manufactured to specifications developed by the segment in collaboration with the customer.

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

The SGK Brand Solutions segment customer base consists primarily of brand owners and packaging industry converters.  Brand owners are generally large, well-known consumer products companies and retailers with a national or global presence.  These types of companies tend to purchase their graphics needs directly and supply the printing forms, or the electronic files to make the printing plates and gravure cylinders, to the packaging printer for their products.  The SGK Brand Solutions segment serves customers throughout the world, with principal locations in Europe, the United States and Asia.

Major raw materials for this segment's products include photopolymers, steel, copper, film, wood, particleboard, corrugated materials, structural steel, plastic, laminates, inks and graphic art supplies.  All such materials are presently available in adequate supply from various industry sources.

The SGK Brand Solutions segment is one of several providers of brand management, brand development and pre-media services and manufacturers of printing plates and cylinders with an international presence. The combination of the Company's businesses in Europe, the United States and Asia is an important part of Matthews' strategy to become a worldwide leader in the graphics industry by providing consistent service to multinational customers on a global basis.  Competition is on the basis of product quality, timeliness of delivery and price.  The merchandising and display business operates in a fragmented industry consisting primarily of a number of small, locally operated companies.  The segment competes on the basis of reliability, creativity and ability to provide a broad array of merchandising products and services.  The segment is unique in its ability to provide in-depth marketing and merchandising services as well as design, engineering and manufacturing capabilities. These capabilities allow the segment to deliver complete turnkey merchandising solutions quickly and cost effectively. The Company differentiates itself from the competition by consistently meeting these customer demands, providing service to customers both nationally and globally, and providing a variety of value-added support services.

ITEM 1.	BUSINESS, (continued)

Memorialization:

The Memorialization segment manufactures and markets a full line of memorialization products used primarily in cemeteries, funeral homes and crematories. The segment's products, which are sold principally in the United States, Europe, Canada and Australia, include cast bronze memorials, granite memorials, caskets, cremation equipment and other memorialization products.  The segment also manufactures and markets architectural products that are used to identify or commemorate people, places, events and accomplishments.

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

The segment is a leading manufacturer and distributor of caskets and other funeral home products in North America.  The segment produces and markets metal, wood and cremation caskets. Caskets are offered in a variety of colors, interior designs, handles and trim in order to accommodate specific religious, ethnic or other personal preferences. The segment also markets other funeral home products such as urns, jewelry, stationery and other funeral home products. The segment offers individually personalized caskets through the Company-owned distribution network.

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

In addition, the segment provides product and service assortment planning, as well as merchandising and display products to funeral service businesses. These products assist funeral service professionals in providing information, value and satisfaction to their client families.

ITEM 1.	BUSINESS, (continued)

The segment provides cremation systems, crematory management, cremation service and supplies, waste management and incineration systems, and environmental and energy solutions to the human, pet and specialized incineration markets.  The primary market areas for these products and services are North America and Europe, although the segment also sells into Latin America and the Caribbean, Australia and Asia.

Cremation systems include both traditional flame-based and water-based bio-cremation systems for cremation of humans and pets, as well as equipment for processing the cremated remains and other related equipment (ventilated work stations, tables, cooler racks, vacuums).  The principal markets for these products are funeral homes, cemeteries, crematories, pet crematories, animal disposers and veterinarians. These products primarily are marketed directly by segment personnel.  Crematory management/operations represent the actual operation and management of client-owned crematories.  Currently the segment provides these services primarily to municipalities in Europe and private operators in the United States.  Cremation service and supplies consists of operator training, preventative maintenance and "at need" service work performed on various makes and models of equipment. This work can be as simple as replacing defective bulbs or as complex as complete reconstruction and upgrading or retro-fitting on site. Supplies are consumable items associated with normal operations.

Waste management/incineration systems encompass both batch load and continuous feed, static and rotary systems for incineration of all waste types, as well as equipment for in-loading waste, out-loading ash and energy recovery. The principal markets for these products are medical waste disposal, oil and gas "work camp" wastes, industrial wastes and bio-mass generators.  Environmental and energy systems include emissions filtration units, waste heat recovery equipment, waste gas treatment products, as well as energy recovery.  The principal markets are municipalities or public/state agencies, the cremation industry and other industries which utilize incinerators for waste reduction and energy production.

The Memorialization segment also manufactures a full line of products for cremation, including urns in a variety of sizes, styles and shapes as well as standard and custom designed granite cremation pedestals and benches.  The segment also manufactures bronze and granite niche units, which are comprised of numerous compartments used to display cremation urns in mausoleums and churches.  In addition, the Company also markets turnkey cremation gardens, which include the design and all related products for a cremation memorial garden.

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

Competition from other manufacturers of memorial products is on the basis of reputation, product quality, delivery, price, and design availability. The Company believes that its superior quality, broad product lines, innovative designs, delivery capability, customer responsiveness, experienced personnel and consumer-oriented merchandising systems are competitive advantages in its markets.  Competition in the mausoleum construction industry includes various construction companies throughout North America and is on the basis of design, quality and price.  Competitors in the architectural market are numerous and include companies that manufacture cast and painted signs, plastic materials, sand-blasted wood and other fabricated products.

The Memorialization segment markets its casket products in the United States through a combination of Company-owned and independent casket distribution facilities.  The Company operates over 100 distribution centers in the United States.  Over 85% of the segment's casket products are currently sold through Company-owned distribution centers.  The casket business is highly competitive and the Company competes with other manufacturers on the basis of product quality, price, service, design availability and breadth of product line.  The Memorialization segment provides a line of casket products that it believes is as comprehensive as any of its major competitors.  There are a large number of casket industry participants operating in North America, and the industry has in the last five years seen a few new foreign casket manufacturers, primarily from China, enter the North American market.  The Memorialization segment and its principal competitor account for a substantial portion of the U.S. casket market.

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

Industrial:

The Industrial segment designs, manufactures and distributes a wide range of marking, coding and industrial automation solutions, order fulfillment systems, and related consumables.  Manufacturers, suppliers and distributors worldwide rely on Matthews' integrated systems to identify, track, control and pick their products.

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

Fulfillment systems complement the tracking and distribution of a customer's products with automated order fulfillment technologies, motor-driven rollers for product conveyance, and controls for material handling systems.  Material handling customers include some of the largest automated assembly and distribution companies in the United States.  The Company also engineers innovative, custom solutions to address specific customer requirements in a variety of industries, including oil exploration and security scanning.

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

ITEM 1.	BUSINESS, (continued)

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

Competitors in the marking and fulfillment systems industries are diverse, with some companies offering limited product lines for well-defined specialty markets, while others operate similarly to the Company, offering a broad product line and competing in multiple product markets and countries.  Competition for marking and fulfillment systems products is based on product performance, ease of integration into the manufacturing and/or distribution process, service and price.  The Company typically competes with specialty companies in specific brand marking solutions and traceability applications.  The Company believes that, in general, its Industrial segment offers one of the broadest lines of products to address a wide variety of marking, coding and industrial automation applications.

PATENTS, TRADEMARKS AND LICENSES:

The Company holds a number of domestic and foreign patents and trademarks.  However, the Company believes the loss of any individual or a significant number of patents or trademarks would not have a material impact on consolidated operations or revenues.

BACKLOG:

Because the nature of the Company's Memorialization, SGK Brand Solutions and Industrial businesses are primarily custom products made to order and services with short lead times, backlogs are not generally material except for mausoleums and cremation equipment in the Memorialization segment, roto-gravure engineering projects in the SGK Brand Solutions segment and industrial automation and order fulfillment systems in the Industrial segment.  Backlogs vary in a range of approximately six to twelve months of sales for mausoleums and roto-gravure engineering projects. Cremation equipment sales backlogs vary in a range of eight to ten months of sales.  Backlogs for Industrial segment sales generally vary in a range of up to six weeks for standard products and twelve weeks for custom systems.  The Company's backlog is expected to be substantially filled in fiscal 2016.

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

At September 30, 2015, an accrual of approximately $4.3 million had been recorded for environmental remediation (of which $1.2 million was classified in other current liabilities), representing management's best estimate of the probable and reasonably estimable costs of the Company's known remediation obligations.  The accrual does not consider the effects of inflation and anticipated expenditures are not discounted to their present value.  While final resolution of these contingencies could result in costs different than current accruals, management believes the ultimate outcome will not have a significant effect on the Company's consolidated results of operations or financial position.

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

Foreign Operations.  The Company conducts business in more than 25 countries around the world, and in fiscal year 2015 approximately 34% of our sales to external customers were to customers outside the United States. In addition, our manufacturing operations, suppliers and employees are located in many places around the world.  As such, our future success depends in part on our ability to grow our sales in non-U.S. markets. Sales and operations outside of the United States are subject to certain inherent risks, including fluctuations in the value of the U.S. dollar relative to foreign currencies, global economic uncertainties, tariffs, quotas, taxes and other market barriers, political and economic instability, restrictions on the export or import of technology, potentially limited intellectual property protection, difficulties in staffing and managing international operations and potentially adverse tax consequences, and required compliance with U.S. and non-U.S. laws and regulations.

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

Increased Prices for Raw Materials.  The Company's profitability is affected by the prices of the raw materials used in the manufacture of its products.  These prices may fluctuate based on a number of factors, including changes in supply and demand, domestic and global economic conditions, and volatility in commodity markets, currency exchange rates, labor costs and fuel-related costs.  If suppliers increase the price of critical raw materials, alternative sources of supply, or an alternative material, may not exist or be readily available.

ITEM 1A.	RISK FACTORS, (continued)

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

Changes in Mortality and Cremation Rates.  Generally, life expectancy in the United States and other countries in which the Company's Memorialization segment operates has increased steadily for several decades and is expected to continue to do so in the future.  The increase in life expectancy is also expected to impact the number of deaths in the future.  Additionally, cremations have steadily grown as a percentage of total deaths in the United States since the 1960's, and are expected to continue to increase in the future.  The Company expects that these trends will continue in the future and although sales of the Company's Memorialization segment may benefit from the continued growth in the number of cremations, such trends may adversely affect the volume of bronze and granite memorialization products and burial caskets sold in the United States.

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

Changes in the Distribution of the Company's Products or the Loss of a Large Customer.  Although the Company does not have any customer that is considered individually significant to consolidated sales, it does have contracts with several large customers in both the Memorialization and SGK Brand Solutions segments.  While these contracts provide important access to large purchasers of the Company's products, they can obligate the Company to sell products at contracted prices for extended periods of time.  Additionally, any significant divestiture of business properties or operations by current customers could result in a loss of business if the Company is not able to maintain the business with the subsequent owners of the properties.

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

The Company completed the acquisitions of Schawk and Aurora in July 2014 and August 2015, respectively.  In connection with the acquisitions, additional risks and uncertainties could affect the Company's financial performance and actual results.  Specifically, the acquisitions could cause actual results for fiscal 2016 and beyond to differ materially from those expressed or implied in any forward-looking statements included in this Report or otherwise made by the Company's management.  The risks associated with the acquisitions include risks related to combining the businesses and achieving expected cost savings and synergies, assimilating the Schawk and Aurora businesses, and the fact that merger integration costs related to the acquisitions are difficult to predict with a level of certainty, and may be greater than expected.

ITEM 1A.	RISK FACTORS, (continued)

Protection of Intellectual Property.  We rely on various intellectual property rights, including patents, copyrights, trademarks and trade secrets, as well as confidentiality provisions and licensing arrangements, to establish our proprietary rights.  If we do not enforce our intellectual property rights successfully, our competitive position may suffer which could harm our operating results. In addition, our patents, copyrights, trademarks and other intellectual property rights may not provide us a significant competitive advantage. We may need to spend significant resources monitoring our intellectual property rights and we may or may not be able to detect infringement by third parties. Our competitive position may be harmed if we cannot detect infringement and enforce our intellectual property rights quickly or at all. In some circumstances, we may choose to not pursue enforcement because an infringer has a dominant intellectual property position or for other business reasons. In addition, competitors might avoid infringement by designing around our intellectual property rights or by developing non-infringing competing technologies. Intellectual property rights and our ability to enforce them may be unavailable or limited in some countries which could make it easier for competitors to capture market share and could result in lost revenues.

Environmental Remediation and Compliance.  The Company is subject to the risk of environmental liability and limitations on our operations due to environmental laws and regulations. We are subject to extensive federal, state, local and foreign environmental, health and safety laws and regulations concerning matters such as air emissions, wastewater discharges, solid and hazardous waste handling and disposal and the investigation and remediation of contamination. The risks of potentially substantial costs and liabilities related to compliance with these laws and regulations are an inherent part of our business, and future conditions may develop, arise or be discovered that create substantial environmental compliance or remediation liabilities and costs. Compliance with environmental, health and safety legislation and regulatory requirements may prove to be more limiting and costly than we anticipate, and there is no assurance that significant expenditures related to such compliance may not be required in the future.

From time to time, we may be subject to legal proceedings brought by private parties or governmental authorities with respect to environmental matters, including matters involving alleged noncompliance with or liability under environmental, health and safety laws, property damage or personal injury. New laws and regulations, including those which may relate to emissions of greenhouse gases, stricter enforcement of existing laws and regulations, the discovery of previously unknown contamination or the imposition of new clean-up requirements could require us to incur costs or become the basis for new or increased liabilities that could have a material adverse effect on our business, financial condition or results of operations.

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

Cybersecurity and Data Breaches.  In the course of our business, we collect and store sensitive data and proprietary business information. We could be subject to service outages or breaches of security systems which may result in disruption, unauthorized access, misappropriation, or corruption of this information. Security breaches of our network or data including physical or electronic break-ins, vendor service outages, computer viruses, attacks by hackers or similar breaches can create system disruptions, shutdowns, or unauthorized disclosure of confidential information. Although we are not aware of any significant incidents to date, if we are unable to prevent such security or privacy breaches, our operations could be disrupted or we may suffer legal claims, loss of reputation, financial loss, property damage, or regulatory penalties because of lost or misappropriated information.

Compliance with Foreign Laws and Regulations.  Due to the international scope of our operations, the Company is subject to a complex system of commercial and trade regulations around the world, and our foreign operations are governed by laws, rules and business practices that often differ from those of the United States. We cannot predict the nature, scope or effect of future regulatory requirements to which the Company's operations might be subject or the manner in which existing laws

ITEM 1A.	RISK FACTORS, (continued)

might be administered or interpreted, which could have a material and negative impact on our business and our results of operation.  For example, recent years have seen an increase in the development and enforcement of laws regarding trade compliance and anti-corruption, such as the U.S. Foreign Corrupt Practices Act and similar laws in other countries. While we maintain a variety of internal policies and controls and take steps, including periodic training and internal audits, that we believe are reasonably calculated to discourage, prevent and detect violations of such laws, we cannot guarantee that such actions will be effective or that individual employees will not engage in inappropriate behavior in contravention of our policies and instructions. Such conduct, or even the allegation thereof, could result in costly investigations and the imposition of severe criminal or civil sanctions, could disrupt our business, and could materially and adversely affect our reputation, business and results of operations or financial condition.

Further, we are subject to laws and regulations worldwide affecting our operations outside the United States in areas including, but not limited to, intellectual property ownership and infringement, tax, customs, import and export requirements, anti-corruption and anti-bribery, foreign exchange controls and cash repatriation restrictions, foreign investment, data privacy requirements, anti-competition, pensions and social insurance, employment, and environment, health, and safety. Compliance with these laws and regulations may be onerous and expensive and requirements may differ among jurisdictions.  Further, the promulgation of new laws, changing in existing laws and abrogation of local regulations by national laws may have a negative impact on our business and prospects.  In addition, certain laws and regulations are relatively new and their interpretation and enforcement involve significant uncertainties. There can be no assurance that any of these factors will not have a material adverse effect on our business, results of operations or financial condition.

Effectiveness of our Internal Controls.  Section 404 of the Sarbanes-Oxley Act of 2002 requires us to conduct a comprehensive evaluation of our internal control over financial reporting. To comply with this statute, we are required to document and test our internal control over financial reporting, our management is required to assess and issue a report concerning our internal control over financial reporting, and our independent registered public accounting firm is required to attest to and report on our assessment of the effectiveness of internal control over financial reporting. Any failure to maintain or implement required new or improved controls could cause us to fail to meet our periodic reporting obligations or result in material misstatements in our Consolidated Financial Statements, and substantial costs and resources may be required to rectify these or other internal control deficiencies. If we cannot produce reliable financial reports, investors could lose confidence in our reported financial information, the market price of our common stock could decline significantly, and our business, financial condition, and reputation could be harmed.

Compliance with Securities Laws and Regulations; Conflict Minerals Reporting.  The Company is required to comply with various securities laws and regulations, including but not limited to the Sarbanes-Oxley Act of 2002 and the Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank"). Dodd-Frank contains provisions, among others, designed to improve transparency and accountability concerning the supply chains of certain minerals originating from the Democratic Republic of Congo and adjoining countries that are believed to be benefiting armed groups ("Conflict Minerals"). While Dodd-Frank does not prohibit companies from using Conflict Minerals, the SEC mandates due diligence, disclosure and reporting requirements for companies for which conflict minerals are necessary to the functionality or production of a product. Our efforts to comply with Dodd-Frank and other evolving laws, regulations and standards could result in increased costs and expenses related to compliance and potential violations.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

Not Applicable.

 ITEM 2.  PROPERTIES.

Principal properties of the Company and its majority-owned subsidiaries as of October 31, 2015 were as follows (properties are owned by the Company except as noted):

Location	Description of Property

SGK Brand Solutions:
Antwerp, Belgium	Manufacturing
Appleton, WI	Manufacturing	(1)
Atlanta, GA	Manufacturing
Atlanta, GA	Operating facility	(1)
Battle Creek, MI	Operating facility	(1)
Bristol, England	Operating facility
Budapest, Hungary	Manufacturing	(1)
Chennai, India	Operating facility	(1)
Chicago, IL	Operating facility	(1)
Chicago, IL	Operating facility	(1)
Chicago, IL	Subletting	(1)
Cincinnati, OH	Operating facility	(1)
Cincinnati, OH	Operating facility	(1)
Cincinnati, OH	Manufacturing	(1)
Des Plaines, IL	Operating facility/Division Offices	(1)
Dachnow, Poland	Manufacturing
East Butler, PA	Manufacturing
Goslar, Germany	Manufacturing	(1)
Grenzach-Wyhlen, Germany	Manufacturing
Hilversum, Netherlands	Operating facility	(1)
Istanbul, Turkey	Manufacturing	(1)
Izmir, Turkey	Manufacturing
Julich, Germany	Manufacturing
Kalamazoo, MI	Operating facility
Kowloon, Hong Kong	Manufacturing	(1)
Leeds, England	Operating facility	(1)
London, England	Operating facility	(1)
Manchester, England	Manufacturing	(1)
Minneapolis, MN	Manufacturing
Mississauga, Canada	Operating facility	(1)
Monchengladbach, Germany	Manufacturing
Mt. Olive, NJ	Operating facility	(1)
Munich, Germany	Manufacturing	(1)
New Berlin, WI	Manufacturing	(1)
New York, NY	Operating facility	(1)
New York, NY	Operating facility	(1)
Newcastle, England	Operating facility	(1)
North Sydney, Australia	Operating facility	(1)
Novgorod, Russia	Manufacturing
Nuremberg, Germany	Manufacturing	(1)
Paris, France	Operating facility	(1)
Penang, Malaysia	Operating facility
Portland, OR	Operating facility	(1)
Portland, OR	Sales Office	(1)
Poznan, Poland	Manufacturing
Queretaro, Mexico	Manufacturing

ITEM 2.	PROPERTIES, (continued)

Location	Description of Property

SGK Brand Solutions, (continued):
Redmond, WA	Operating facility	(1)
St. Louis, MO	Manufacturing
San Francisco, CA	Operating facility	(1)
San Francisco, CA	Operating facility	(1)
Shanghai, China	Operating facility	(1)
Shanghai, China	Operating facility	(1)
Shenzhen, China	Manufacturing	(1)
Singapore, Singapore	Operating facility	(1)
Sterling Heights, MI	Operating facility	(1)
Sunnyvale, CA	Operating facility	(1)
Swindon, England	Subletting	(1)
Toronto, Canada	Manufacturing	(1)
Vienna, Austria	Manufacturing	(1)
Vreden, Germany	Manufacturing
Woburn, MA	Operating facility	(1)

Memorialization (2):
Pittsburgh, PA	Manufacturing / Division Offices
Apopka, FL	Manufacturing / Division Offices
Aurora, IN	Manufacturing
Braddock, PA	Distribution
Bristol, TN	Distribution
Columbus, OH	Distribution
Edmunston, Canada	Manufacturing
Elberton, GA	Manufacturing
Fargo, ND	Distribution
Hastings, NE	Distribution
Kingwood, WV	Manufacturing
Lawrenceville, GA	Distribution
Libertyville, IL	Distribution
Manchester, England	Manufacturing	(1)
Melbourne, Australia	Manufacturing	(1)
Monterrey, Mexico	Manufacturing	(1)
Parma, Italy	Manufacturing / Warehouse	(1)
Piney Flats, TN	Manufacturing
Richmond, IN	Manufacturing	(1)
Richmond, IN	Manufacturing
Searcy, AR	Manufacturing
Shakopee, MN	Distribution
Suwanee, GA	Distribution
Udine, Italy	Manufacturing	(1)
Walton, KY	Distribution
West Point, MS	Distribution
Whittier, CA	Manufacturing	(1)
York, PA	Manufacturing

ITEM 2.	PROPERTIES, (continued)

Location	Description of Property

Industrial:
Pittsburgh, PA	Manufacturing / Division Offices
Beijing, China	Manufacturing	(1)
Cincinnati, OH	Manufacturing	(1)
Germantown, WI	Manufacturing	(1)
Gothenburg, Sweden	Manufacturing / Distribution	(1)
Ixonia, WI	Manufacturing	(1)
Portland, OR	Manufacturing
Tianjin City, China	Manufacturing	(1)
Wilsonville, OR	Manufacturing

Corporate Office:
Pittsburgh, PA	General Offices

(1)	These properties are leased by the Company under operating lease arrangements. Rent expense incurred by the Company for all leased facilities was approximately $31.8 million in fiscal 2015.
(2)	In addition to the properties listed, the Memorialization segment leases warehouse facilities totaling approximately 1.6 million square feet in 40 states under operating leases.

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

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

OFFICERS AND EXECUTIVE MANAGEMENT OF THE REGISTRANT

The following information is furnished with respect to officers and executive management as of October 31, 2015:

Name	Age	Positions with Registrant

Joseph C. Bartolacci	55	President and Chief Executive Officer

David F. Beck	63	Vice President and Controller
Marcy L. Campbell	52	Vice President, Human Resources

Brian J. Dunn	58	Executive Vice President, Strategy and Corporate Development

Steven D. Gackenbach	52	Group President, Memorialization

Robert M. Marsh	47	Treasurer

Steven F. Nicola	55	Chief Financial Officer and Secretary

Paul F. Rahill	58	President, Cremation Division

David A. Schawk	59	President, SGK Brand Solutions

Brian D. Walters	46	Vice President and General Counsel

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

Brian J. Dunn was appointed Executive Vice President, Strategy and Corporate Development effective July 24, 2014.  Prior thereto, he served as Group President, Brand Solutions since February 2010.

Steven D. Gackenbach was appointed Group President, Memorialization effective October 31, 2011.  Prior thereto he had been Chief Commercial Officer, Memorialization since January 2011 when he joined the Company.  Prior to joining the Company, Mr. Gackenbach served as the Senior Director of Strategy for Kraft Foods' Cheese and Dairy Division from 2002 to 2010.

Robert M. Marsh joined the Company as Treasurer in December 2014.  Prior to joining the Company, Mr. Marsh was a partner of PNC Mezzanine Capital, the principal mezzanine investment business of The PNC Financial Services Group, LLC ("PNC").  Mr. Marsh joined PNC in 1997.

Steven F. Nicola was appointed Chief Financial Officer and Secretary effective December 2003.

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

Brian D. Walters was appointed Vice President and General Counsel effective February 2009.

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information:

The authorized common stock of the Company consists of 70,000,000 shares of Class A Common Stock, $1 par value.  At September 30, 2015, 32,875,067 shares were outstanding.  The Company's Class A Common Stock is traded on the NASDAQ Global Select Market under the symbol "MATW".  The following table sets forth the high, low and closing prices as reported by NASDAQ for the periods indicated:

	High	Low	Close
Fiscal 2015:
Quarter ended: September 30, 2015	$55.70	$47.46	$48.97
June 30, 2015	55.40	47.00	53.14
March 31, 2015	52.63	44.48	51.51
December 31, 2014	49.69	41.10	48.67

Fiscal 2014:
Quarter ended: September 30, 2014	$47.60	$40.99	$43.89
June 30, 2014	43.32	39.54	41.57
March 31, 2014	44.33	37.08	40.81
December 31, 2013	42.80	37.58	42.61

The Company has a stock repurchase program.  Under the current authorization, the Company's Board of Directors has authorized the repurchase of a total of 2,500,000 shares of Matthews' common stock under the program, of which 661,022 shares remain available for repurchase as of September 30, 2015.  In November 2015, the Company's Board of Directors approved the continuation of its stock repurchase program and increased the authorization for stock repurchases by an additional 2,500,000 shares.  The buy-back program is designed to increase shareholder value, enlarge the Company's holdings of its common stock, and add to earnings per share.  Repurchased shares may be retained in treasury, utilized for acquisitions, or reissued to employees or other purchasers, subject to the restrictions set forth in the Company's Restated Articles of Incorporation.

All purchases of the Company's common stock during fiscal 2015 were part of this repurchase program.

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS, (continued)

The following table shows the monthly fiscal 2015 stock repurchase activity:

Period	Total number of shares purchased	Weighted-average price paid per share	Total number of shares purchased as part of a publicly announced plan	Maximum number of shares that may yet be purchased under the plan

October 2014	10,000	$43.87	10,000	955,881
November 2014	65,942	46.54	65,942	889,939
December 2014	97,807	46.10	97,807	792,132
January 2015	1,559	46.86	1,559	790,573
February 2015	10,000	48.49	10,000	780,573
March 2015	27,318	48.17	27,318	753,255
April 2015	-	-	-	753,255
May 2015	157	47.97	157	753,098
June 2015	-	-	-	753,098
July 2015	-	-	-	753,098
August 2015	55,982	51.68	55,982	697,116
September 2015	36,094	49.22	36,094	661,022
Total	304,859	$47.78	304,859

Holders:

Based on records available to the Company, the number of registered holders of the Company's common stock was 1,172 at
 October 31, 2015.

Dividends:

A quarterly dividend of $.15 per share was paid for the fourth quarter of fiscal 2015 to shareholders of record on November 23, 2015. The Company paid quarterly dividends of $.13 per share for each of the first three quarters of fiscal 2015 and the fourth quarter of fiscal 2014.  The Company paid quarterly dividends of $.11 per share for each of the first three quarters of fiscal 2014 and the fourth quarter of fiscal 2013.  The Company paid quarterly dividends of $.10 per share for each of the first three quarters of fiscal 2013 and the fourth quarter of fiscal 2012.

Cash dividends have been paid on common shares in every year for at least the past forty-six years.  It is the present intention of the Company to continue to pay quarterly cash dividends on its common stock.  However, there is no assurance that dividends will be declared and paid as the declaration and payment of dividends is at the discretion of the Board of Directors of the Company and is dependent upon many factors, including but not limited to the Company's financial condition, results of operations, cash requirements, future prospects and other factors deemed relevant by the Board.

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

$250
$200
$150
$100
$50
2010
2011
2012
2013
2014
2015
Matthews
S&P 500
S&P MidCap 400
S&P SmallCap 600

*  Total return assumes dividend reinvestment
** Fiscal year ended September 30

Note: Performance graph assumes $100 invested on October 1, 2010 in Matthews International Corporation Common Stock, Standard & Poor's (S&P) 500 Index, S&P MidCap 400 Index and S&P SmallCap 600 Index.  The results are not necessarily indicative of future performance.

ITEM 6.  SELECTED FINANCIAL DATA.

	Years Ended September 30,
	2015(1)	2014(2)	2013(3)	2012(4)	2011(5)
	(Amounts in thousands, except per share data)
	(Unaudited)

Net sales	$1,426,068	$1,106,597	$985,357	$900,317	$898,821

Operating profit	105,023	81,522	94,615	92,585	117,589

Interest expense	20,610	12,628	12,925	11,476	8,241

Net income attributable to Matthews shareholders	63,449	42,625	54,121	55,276	72,106

Earnings per common share:
Basic	$1.93	$1.51	$1.96	$1.96	$2.46
Diluted	1.91	1.49	1.95	1.95	2.45

Weighted-average common
shares outstanding:
Basic	32,939	28,209	27,255	27,753	28,775
Diluted	33,196	28,483	27,423	27,839	28,812

Cash dividends per share	$.54	$.46	$.41	$.37	$.33

Total assets	$2,163,018	$2,024,048	$1,209,262	$1,122,171	$1,092,151
Long-term debt, non-current	891,217	714,027	351,068	298,148	299,170

(1)	Fiscal 2015 included pre-tax charges of $36,883 and income of $8,726, which impacted operating profit and other deductions, respectively, and also included the unfavorable effect of related adjustments of $1,334 to income tax expense. These amounts primarily consisted of acquisition-related costs, trade name write-offs, strategic cost-reduction initiatives, and losses related to a theft of funds, partially offset by a gain on the settlement of a multi-employer pension plan obligation, and the impact of the favorable settlement of litigation, net of related expenses.
(2)	Fiscal 2014 included net charges of approximately $41,289 (pre-tax), primarily related to acquisition-related costs, strategic cost-reduction initiatives, and litigation expenses related to a legal dispute in the Memorialization segment. Charges of $38,598 and $2,691 impacted operating profit and other deductions, respectively. In addition, fiscal 2014 included the unfavorable effect of adjustments of $1,347 to income tax expense related to non-deductible expenses related to acquisition activities.
(3)	Fiscal 2013 included net charges of approximately $15,352 (pre-tax), which primarily related to strategic cost-reduction initiatives, incremental costs related to an ERP implementation in the Memorialization segment, acquisition-related costs and an impairment charge related to the carrying value of a trade name. The charges were partially offset by a gain on the final settlement of the purchase price of the remaining ownership interest in one of the Company's subsidiaries and the benefit of adjustments to contingent consideration.
(4)	Fiscal 2012 included net charges of approximately $8,779 (pre-tax), which primarily consisted of charges related to cost-reduction initiatives and incremental costs related to an ERP implementation in the Memorialization segment. In addition, fiscal 2012 included the favorable effect of an adjustment of $528 to income tax expense primarily related to changes in estimated tax accruals for open tax periods.
(5)	Fiscal 2011 included the favorable effect of an adjustment of $606 to income tax expense primarily related to changes in estimated tax accruals for open tax periods.

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

	Years Ended September 30,
	2015	2014	2013
	(Dollars in Thousands)
Sales:
SGK Brand Solutions	$ 798,339	$ 497,328	$ 373,941
Memorialization	508,058	508,420	517,911
Industrial	119,671	100,849	93,505
Consolidated	$1,426,068	$1,106,597	$ 985,357

Operating Profit:
SGK Brand Solutions	$ 21,864	$ 2,536	$ 13,999
Memorialization	70,064	67,937	71,754
Industrial	13,095	11,049	8,862
Consolidated	$ 105,023	$ 81,522	$ 94,615

Comparison of Fiscal 2015 and Fiscal 2014:

Sales for the year ended September 30, 2015 were $1.4 billion, compared to $1.1 billion for the year ended September 30, 2014.  The increase in fiscal 2015 sales principally reflected the acquisitions of Schawk, Inc. ("Schawk") in July 2014 and Aurora Products Group, LLC ("Aurora") in August 2015, higher sales in the Industrial segment, and higher sales in the SGK Brand Solutions segment, exclusive of the Schawk acquisition.  These increases were partially offset by lower sales in the Memorialization segment, excluding Aurora.  Additionally, consolidated sales for fiscal 2015 were unfavorably impacted by changes in foreign currencies against the U.S. dollar of approximately $56.9 million.

In the SGK Brand Solutions segment, sales for fiscal 2015 were $798.3 million, compared to $497.3 million in fiscal 2014.  The increase resulted principally from the acquisition of Schawk ($339.1 million), and higher sales, excluding the Schawk acquisition, in Europe.  These increases were partially offset by the unfavorable impact of changes in foreign currency values against the U.S. dollar of approximately $44.1 million.  Memorialization segment sales for fiscal 2015 were $508.1 million compared to $508.4 million for fiscal 2014.  The Memorialization segment sales reflected higher unit volume of caskets, higher sales of bronze and granite memorials, higher cremation equipment sales in the U.S. market, and the incremental impact of the Aurora acquisition ($14.4 million).  These increases were offset by lower mausoleum sales, lower equipment sales in Europe and the U.K., and the unfavorable impact of changes in foreign currency values against the U.S. dollar of approximately $9.7 million.  Lower equipment sales in the U.K. reflected a large waste incinerator project in fiscal 2014 that did not repeat in fiscal 2015.  Industrial segment sales for the year ended September 30, 2015 were $119.7 million, compared to $100.8 million for fiscal 2014.  The increase resulted principally from higher sales of warehouse control systems and higher unit volume of marking products and related consumables, primarily in North America.  These increases were partially offset by the unfavorable impact of changes in foreign currency values against the U.S. dollar of approximately $3.0 million.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS, (continued)

Gross profit for the year ended September 30, 2015 was $529.4 million, compared to $392.5 million for fiscal 2014.  Consolidated gross profit as a percent of sales was 37.1% and 35.5% for fiscal 2015 and fiscal 2014, respectively.  The increase in gross profit primarily reflected the impact of higher sales.  Fiscal 2015 gross profit also included an expense of $1.8 million for the partial write-off of inventory step-up value related to the Aurora acquisition.  Fiscal 2014 gross profit included an expense of $9.5 million for the write-off of inventory step-up value related to the Schawk acquisition.  The improvement in gross profit as a percent of sales reflected the higher fiscal 2014 write-off of inventory step-up value, and the favorable margin impact from the Schawk acquisition.

Selling and administrative expenses for the year ended September 30, 2015 were $424.4 million, compared to $311.0 million for fiscal 2014.  Consolidated selling and administrative expenses as a percent of sales were 29.8% for fiscal 2015, compared to 28.1% in fiscal 2014.  The increase in selling and administrative expenses was primarily attributable to higher sales and the acquisitions of Schawk and Aurora.  In addition, fiscal 2015 selling and administrative expenses included an increase of $12.1 million in intangible asset amortization related to the Schawk and Aurora acquisitions, acquisition-related expenses of $37.1 million primarily related to the Schawk acquisition integration activities and Aurora transaction expenses, trade name write-offs of $4.8 million and expenses related to strategic cost-reduction initiatives of $2.2 million, partially offset by the impact of the favorable settlement of litigation, net of related expenses, in the Memorialization segment of $9.0 million. Fiscal 2014 selling and administrative expenses included expenses related to acquisition activities, primarily the Schawk acquisition, of $18.2 million, the Company's strategic cost structure initiatives of $4.5 million and litigation-related expenses in the Memorialization segment of $3.0 million.

Operating profit for fiscal 2015 was $105.0 million, compared to $81.5 million for fiscal 2014.  The SGK Brand Solutions segment operating profit for fiscal 2015 was $21.9 million, compared to $2.5 million for fiscal 2014.  The segment's fiscal 2015 operating profit was favorably impacted by the Schawk acquisition, and higher sales, exclusive of the acquisition, in Europe.  The SGK Brand Solutions segment fiscal 2015 operating profit included charges totaling $39.5 million representing acquisition integration expenses, trade name write-offs, and expenses related to strategic cost-reduction initiatives.  In addition, the segment reported an $11.7 million increase in intangible asset amortization related to the Schawk acquisition.  Fiscal 2015 SGK Brand Solutions segment operating profit was also unfavorably impacted by changes in foreign currency values against the U.S. dollar of approximately $4.4 million.  Fiscal 2014 SGK Brand solutions segment operating profit included expenses of $17.8 million related to acquisition activities, $4.1 million related to strategic cost-reduction initiatives, a $9.5 million write-off of inventory step-up value, and also reflected the benefit of a merchandising display project that did not repeat to the same level in fiscal 2015.  Memorialization segment operating profit for fiscal 2015 was $70.1 million, compared to $67.9 million for fiscal 2014.  The Memorialization segment fiscal 2015 operating profit included the incremental impact of the Aurora acquisition, and the impact of the favorable settlement of litigation, net of related expenses, of $9.0 million.  The fiscal 2015 Memorialization segment operating profit was unfavorably impacted by charges totaling $6.4 million, primarily consisting of acquisition-related costs, and expenses related to strategic cost-reduction initiatives.  In addition, the segment reported a $403,000 increase in intangible asset amortization related to the Aurora acquisition. Memorialization segment fiscal 2014 operating profit included $4.0 million of expenses related to strategic cost-reduction initiatives and $3.0 million of litigation-related expenses, and also reflected the benefit of a large incineration project that did not repeat in fiscal 2015.  Operating profit for the Industrial segment for fiscal 2015 was $13.1 million, compared to $11.0 million in fiscal 2014.  The increase primarily resulted from the favorable impact of higher sales.

Investment income for the year ended September 30, 2015 was $175,000, compared to $2.1 million for the year ended September 30, 2014.  The decrease reflected lower rates of return on investments held in trust for certain of the Company's benefit plans.  Interest expense for fiscal 2015 was $20.6 million, compared to $12.6 million in fiscal 2014.  The increase in interest expense primarily reflected higher average debt levels resulting from the acquisitions of Schawk in July 2014 and Aurora in August 2015.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS, (continued)

Other income (deductions), net, for the year ended September 30, 2015 represented an increase in pre-tax income of $5.1 million, compared to a decrease in pre-tax income of $4.9 million in fiscal 2014. Other income and deductions generally include banking-related fees and the impact of currency gains or losses on certain intercompany debt and foreign denominated receivables and payables.  Fiscal 2015 other income and deductions included an $11.5 million gain on the settlement of a multi-employer pension plan installment payment obligation.  Fiscal 2014 other income and deductions included a write-off of prior deferred bank fees recognized upon the amendment of the Company's domestic Revolving Credit Facility in conjunction with the Schawk acquisition. Other income and deductions also included losses related to a theft of funds by an employee that had occurred over a multi-year period, totaling $2.3 million and $1.7 million in fiscal 2015 and fiscal 2014, respectively.

The Company's effective tax rate for fiscal 2015 was 29.4%, compared to 34.5% for fiscal 2014. The decrease in the fiscal 2015 effective tax rate, compared to fiscal 2014, primarily reflected the benefit of the utilization of certain tax attributes as a result of legal structure reorganization in foreign jurisdictions and a relative increase in the amount of earnings generated from non-U.S. locations.  The effective tax rate in fiscal 2014 included the impact of non-deductible acquisition costs relating to the Schawk acquisition. The difference between the Company's effective tax rate and the Federal statutory rate of 35.0% primarily reflected the impact of state taxes, offset by lower foreign income taxes.

Net earnings attributable to noncontrolling interests was a loss of $161,000 in fiscal 2015, compared to income of $646,000 in fiscal 2014.  The change in net earnings attributable to noncontrolling interests primarily reflected losses in less than wholly-owned Industrial and Memorialization businesses.

Comparison of Fiscal 2014 and Fiscal 2013:

Sales for the year ended September 30, 2014 were $1.1 billion, compared to $985.4 million for the year ended September 30, 2013.  The increase in fiscal 2014 sales principally reflected the acquisition of Schawk in July 2014, higher sales in the Company's SGK Brand Solutions and Industrial segments, the incremental impact of acquisitions completed in fiscal 2013 and the impact of significant projects in the SGK Brand Solutions and Memorialization segments.  Consolidated sales for fiscal 2014 also reflected the benefit of favorable changes in foreign currencies against the U.S. dollar of approximately $6.2 million.

Sales for the SGK Brand Solutions segment in fiscal 2014 were $497.3 million, compared to $373.9 million for fiscal 2013.  The increase resulted principally from the acquisition of Schawk in July 2014 ($75.1 million), higher sales volume in the segment's principal markets, the incremental impact of the acquisition of Wetzel Holding AG, Wetzel GmbH and certain related affiliates (collectively, "Wetzel") in November 2012, a significant merchandising display project during the third and fourth fiscal quarters of 2014 and a $5.9 million favorable impact of changes in foreign currency against the U.S. dollar.  Memorialization segment sales for fiscal 2014 were $508.4 million compared to $517.9 million for fiscal 2013.  The decrease primarily reflected lower unit volume of memorials and caskets and traditional cremator equipment, partially offset by a large waste incineration project in Saudi Arabia and higher mausoleum sales.  Based on published CDC data, the Company estimated that the number of casketed, in-ground burial deaths in the United States declined in fiscal 2014 compared to fiscal 2013, which was the primary factor in the decrease in unit volume of both memorials and caskets.  Industrial segment sales for the year ended September 30, 2014 were $100.8 million, compared to $93.5 million for fiscal 2013.  The increase resulted principally from higher sales in the United States and the incremental impact of the acquisition of Pyramid Control Systems ("Pyramid") in December 2012.

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

Selling and administrative expenses for the year ended September 30, 2014 were $311.0 million, or 28.1% of sales, compared to $261.9 million, or 26.6% of sales, for fiscal 2013.  Fiscal 2014 selling and administrative expenses included expenses related to acquisition activities (primarily the Schawk acquisition) of $18.2 million, the Company's strategic cost structure initiatives of $4.5 million and litigation expenses of $3.0 million related to a legal dispute in the Memorialization segment.  Fiscal 2013 selling and administrative expenses included expenses of $13.6 million related to strategic cost-reduction initiatives, $3.4 million related to acquisition activities, $1.8 million related to litigation-related expenses in the Memorialization segment, and $2.2 million related to asset adjustments.  These fiscal 2013 expenses were partially offset by the benefit of adjustments to contingent consideration of $6.2 million and a gain of $3.0 million on the settlement of the purchase price of the remaining ownership interest in one of the Company's subsidiaries.

Operating profit for fiscal 2014 was $81.5 million, compared to $94.6 million for fiscal 2013.  The SGK Brand Solutions segment reported operating profit of $2.5 million for fiscal 2014, compared to $14.0 million for fiscal 2013.  The decrease in fiscal 2014 primarily reflected the impact of acquisition-related expenses of $17.8 million, the $9.5 million write-off of inventory step-up value and expenses related to strategic cost-reduction initiatives of $4.1 million.  Fiscal 2013 SGK Brand solutions segment operating profit included expenses of $3.2 million related to acquisition activities, $5.3 million related to strategic cost-reduction initiatives and a $1.6 million impairment charge related to the carrying value of a trade name.  These fiscal 2013 expenses were partially offset by a gain of $3.0 million on the settlement of the purchase price of the remaining ownership interest in one the Company's subsidiaries.  Excluding these net charges from both years, SGK Brand Solutions operating profit increased $12.8 million as a result of higher sales and the acquisition of Schawk.  Memorialization segment operating profit for fiscal 2014 was $67.9 million, compared to $71.8 million for fiscal 2013.  Memorialization segment fiscal 2014 operating profit included $4.0 million of expenses related to strategic cost-reduction initiatives and litigation expenses of $3.0 million related to a legal dispute with one of its competitors.  Fiscal 2013 Memorialization segment operating profit included the impact of expenses of $10.1 million related to strategic cost-reduction initiatives, litigation expenses of $1.8 million, and a $6.3 million benefit of adjustments to contingent consideration. Excluding the impact of these expenses from both years, fiscal 2014 operating profit decreased by $2.5 million, compared to fiscal 2013, primarily reflecting lower sales, partially offset by the productivity benefits from strategic cost-reduction initiatives.  Operating profit for the Industrial segment for fiscal 2014 was $11.0 million, compared to $8.9 million for fiscal 2013.  The segment's fiscal 2014 and 2013 operating profit included expenses related to strategic cost-reduction initiatives of $220,000 and $1.4 million, respectively.  Excluding these expenses from both years, Industrial segment operating profit for fiscal 2014 increased $1.0 million over fiscal 2013, primarily as a result of higher sales.

Investment income for the year ended September 30, 2014 was $2.1 million, compared to $2.3 million for the year ended September 30, 2013.  Interest expense for fiscal 2014 was $12.6 million, compared to $12.9 million for fiscal 2013.  The decrease in interest expense reflected lower interest rates, partially offset by increased debt levels in the fourth fiscal quarter of 2014 to finance the Schawk acquisition.

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

ITEM 7.                          MANAGEMENT'S DISCUSSION AND ANALYSIS, (continued)

LIQUIDITY AND CAPITAL RESOURCES:

Net cash provided by operating activities was $141.1 million for the year ended September 30, 2015, compared to $90.7 million and $108.1 million for fiscal 2014 and 2013, respectively.  Operating cash flow for fiscal 2015 principally included net income adjusted for depreciation and amortization, stock-based compensation expense, trade name write-offs, and an increase in deferred taxes, partially offset by an increase in working capital items and a cash contribution of $3.3 million to the Company's principal pension plan.  Operating cash flow for fiscal 2014 principally included net income adjusted for depreciation and amortization, stock-based compensation expense, and an increase in deferred taxes, partially offset by an increase in working capital items and a cash contribution of $3.0 million to the Company's principal pension plan.  Operating cash flow for fiscal 2013 principally included net income adjusted for depreciation and amortization, stock-based compensation expense, and an increase in deferred taxes, partially offset by an increase in working capital items (primarily accounts receivable and inventory) and a cash contribution of $2.5 million to the Company's principal pension plan.

Cash used in investing activities was $263.2 million for the year ended September 30, 2015, compared to $411.1 million and $98.6 million for fiscal years 2014 and 2013, respectively.  Investing activities for fiscal 2015 primarily reflected capital expenditures of $48.3 million, acquisition payments (net of cash acquired) of $213.5 million, primarily for the Aurora acquisition, net proceeds of $10.4 million from the sale of a subsidiary, and payment of $12.9 million related to a letter of credit issued for a customer (see discussion below).  Investing activities for fiscal 2014 primarily included payments (net of cash acquired) of $382.1 million, primarily for the Schawk acquisition, and $29.2 million for capital expenditures.  Investing activities for fiscal 2013 primarily included payments (net of cash acquired) of $74.0 million for acquisitions and $24.9 million for capital expenditures.

Capital expenditures were $48.3 million for the year ended September 30, 2015, compared to $29.2 million and $24.9 million for fiscal 2014 and 2013, respectively.  Capital expenditures in each of the last three fiscal years reflected reinvestments in the Company's business segments and were made primarily for the purchase of new manufacturing machinery, equipment and facilities designed to improve product quality, increase manufacturing efficiency, lower production costs and meet regulatory requirements.  Capital expenditures for the last three fiscal years were primarily financed through operating cash. Capital spending for property, plant and equipment has averaged $34.1 million for the last three fiscal years. The increase in fiscal 2015 capital spending reflects the addition of the capital requirements of Schawk, and additional information technology capital spending related to the Company's systems integration activities, primarily arising with the Schawk acquisition.    Capital spending for fiscal 2016 is currently expected to be approximately $45.0 million.  The Company expects to generate sufficient cash from operations to fund all anticipated capital spending projects.

Cash provided by financing activities for the year ended September 30, 2015 was $131.2 million, and reflected proceeds, net of repayments, on long-term debt of $179.2 million, purchases of treasury stock of $14.6 million, payment of contingent consideration of $484,000, proceeds from the sale of treasury stock (stock option exercises) of $4.0 million and payment of dividends to the Company's shareholders of $17.8 million ($0.54 per share).  Cash provided by financing activities for the year ended September 30, 2014 was $338.1 million, and reflected proceeds, net of repayments, on long-term debt of $357.3 million, purchases of treasury stock of $9.9 million, payment of contingent consideration of $3.7 million, proceeds from the sale of treasury stock (stock option exercises) of $8.0 million and payment of dividends to the Company's shareholders of $13.4 million ($0.46 per share).  Cash used in financing activities for the year ended September 30, 2013 was $10.8 million, and reflected proceeds, net of repayments, on long-term debt of $33.2 million, purchases of treasury stock of $21.6 million, payment of contingent consideration of $11.3 million and payment of dividends to the Company's shareholders of $11.3 million ($0.41 per share).

The Company has a domestic Revolving Credit Facility with a syndicate of financial institutions.  In connection with the acquisition of Schawk in July 2014, the Company amended certain terms of the Revolving Credit Facility to increase the maximum amount of borrowings available under the facility from $500.0 million to $900.0 million.  Borrowings under the amended facility bear interest at LIBOR plus a factor ranging from .75% to 2.00% (1.75% at September 30, 2015) based on the Company's leverage ratio.  The leverage ratio is defined as net indebtedness divided by EBITDA (earnings before interest, taxes, depreciation and amortization).  The Company is required to pay an annual commitment fee ranging from .15% to .25% (based on the Company's leverage ratio) of the unused portion of the facility.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS, (continued)

The Revolving Credit Facility requires the Company to maintain certain leverage and interest coverage ratios.  A portion of the facility (not to exceed $30.0 million) is available for the issuance of trade and standby letters of credit. Outstanding borrowings on the Revolving Credit Facility at September 30, 2015 and 2014 were $857.4 million and $680.0 million, respectively.  The weighted-average interest rate on outstanding borrowings at September 30, 2015 and 2014 was 2.41% and 2.53%, respectively.

The Company has entered into the following interest rate swaps:

Effective Date	Amount	Fixed Interest Rate	Interest Rate Spread at September 30, 2015	Maturity Date
October 2011	$25 million	1.67%	1.75%	October 2015
June 2012	40 million	1.88%	1.75%	June 2022
August 2012	35 million	1.74%	1.75%	June 2022
September 2012	25 million	3.03%	1.75%	December 2015
September 2012	25 million	1.24%	1.75%	March 2017
November 2012	25 million	1.33%	1.75%	November 2015
May 2014	25 million	1.35%	1.75%	May 2018
November 2014	25 million	1.26%	1.75%	June 2018
March 2015	25 million	1.49%	1.75%	March 2019
September 2015	25 million	1.39%	1.75%	September 2020
December 2015	25 million	1.59%	1.75%	December 2020

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

The fair value of the interest rate swaps reflected an unrealized loss, net of unrealized gains, of $3.7 million ($2.2 million after-tax) and an unrealized gain, net of unrealized losses, of $330,000 ($201,000 after-tax) at September 30, 2015 and 2014, respectively, that is included in shareholders' equity as part of accumulated other comprehensive income.  Assuming market rates remain constant with the rates at September 30, 2015, a loss (net of tax) of approximately $711,000 included in accumulated other comprehensive income is expected to be recognized in earnings over the next twelve months.

The Company, through certain of its European subsidiaries, has a credit facility with a European bank.  The maximum amount of borrowings available under this facility is 35.0 million Euros ($39.3 million).  Outstanding borrowings under the credit facility totaled 23.9 million Euros ($26.8 million) and 17.5 million Euros ($22.1 million) at September 30, 2015 and 2014, respectively.  The weighted-average interest rate on outstanding borrowings under the facility at September 30, 2015 and 2014 was 1.50% and 1.35%, respectively.

The Company, through its German subsidiary, Saueressig GmbH & Co. KG ("Saueressig"), has several loans with various European banks.  Outstanding borrowings under these loans totaled 734,000 Euros ($824,000) and 1.2 million Euros ($1.6 million) at September 30, 2015 and 2014, respectively.  The weighted-average interest rate on outstanding borrowings of Saueressig at September 30, 2015 and 2014 was 4.04% and 3.96%, respectively.

The Company, through its German subsidiary, Wetzel GmbH ("Wetzel"), has several loans with various European banks.  Outstanding borrowings under these loans totaled 1.9 million Euros ($2.1 million) and 2.9 million Euros ($3.6 million) at September 30, 2015 and 2014, respectively.  The weighted-average interest rate on outstanding borrowings of Wetzel at September 30, 2015 and 2014 was 5.96% and 5.67%, respectively.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS, (continued)

The Company, through its wholly-owned subsidiary, Matthews International S.p.A., has several loans with various Italian banks.  Outstanding borrowings on these loans totaled 4.3 million Euros ($4.8 million) and 5.5 million Euros ($6.9 million) at September 30, 2015 and 2014, respectively.  Matthews International S.p.A. also has three lines of credit totaling 11.3 million Euros ($12.7 million) with the same Italian banks.  Outstanding borrowings on these lines were 4.6 million Euros ($5.2 million) and 4.8 million Euros ($6.1 million) at September 30, 2015 and 2014, respectively.  The weighted-average interest rate on outstanding Matthews International S.p.A. borrowings at September 30, 2015 and 2014 was 3.33% and 3.15%, respectively.

In September 2014, a claim seeking to draw upon a letter of credit issued by the Company of $12.9 million was filed with respect to a project for a customer.  In January 2015, the Company made payment on the draw to the financial institution for the letter of credit.  Pursuant to an action initiated by the Company, a court order has been issued requiring these funds to ultimately be remitted to the court pending resolution of the dispute between the parties.  While it is possible the resolution of this matter could be unfavorable to the Company, management has assessed the customer's claim to be without merit and, based on information available as of this filing, expects that the ultimate resolution of this matter will not have a material adverse effect on Matthews' financial condition, results of operations or cash flows.  As of September 30, 2015, the Company has presented the funded letter of credit within other current assets on the Consolidated Balance Sheet.

The Company has a stock repurchase program.  Under the current authorization, the Company's Board of Directors has authorized the repurchase of a total of 2,500,000 shares of Matthews' common stock under the program, of which 661,022 shares remain available for repurchase as of September 30, 2015.  In November 2015, the Company's Board of Directors approved the continuation of its stock repurchase program and increased the authorization for stock repurchases by an additional 2,500,000 shares.  The buy-back program is designed to increase shareholder value, enlarge the Company's holdings of its common stock, and add to earnings per share.  Repurchased shares may be retained in treasury, utilized for acquisitions, or reissued to employees or other purchasers, subject to the restrictions set forth in the Company's Restated Articles of Incorporation.

At September 30, 2015, approximately $53.9 million of cash and cash equivalents were held by international subsidiaries whose undistributed earnings are considered permanently reinvested. The Company's intent is to reinvest these funds in our international operations and current plans do not demonstrate a need to repatriate them to fund U.S. operations. If the Company decides at a later date to repatriate these funds to the U.S., it would be required to provide taxes on these amounts based on the applicable U.S. tax rates net of credits for foreign taxes already paid.

Consolidated working capital was $375.6 million at September 30, 2015, compared to $312.9 million at September 30, 2014.  Cash and cash equivalents were $72.2 million at September 30, 2015, compared to $63.0 million at September 30, 2014.  The Company's current ratio was 2.5 and 2.2 at September 30, 2015 and 2014, respectively.

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

At September 30, 2015, an accrual of approximately $4.3 million had been recorded for environmental remediation (of which $1.2 million was classified in other current liabilities), representing management's best estimate of the probable and reasonably estimable costs of the Company's known remediation obligations.  The accrual does not consider the effects of inflation and anticipated expenditures are not discounted to their present value.  Changes in the accrued environmental remediation obligation from the prior fiscal year reflect payments charged against the accrual.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS, (continued)

While final resolution of these contingencies could result in costs different than current accruals, management believes the ultimate outcome will not have a significant effect on the Company's consolidated results of operations or financial position.

ACQUISITIONS:

Fiscal 2015:

In August 2015, the Company completed the acquisition of Aurora for $211.6 million (net of cash acquired), subject to a working capital adjustment.  The preliminary allocation of the purchase price resulted in goodwill of $73.6 million, which was assigned to the Memorialization segment, $76.3 million of intangible assets, of which $30.5 million is not subject to amortization, $29.0 million of property, plant and equipment, and $32.6 million of other net assets, primarily working capital.  Approximately $43.0 million of the goodwill is expected to be deductible for tax purposes.  Aurora provides burial, cremation, and technology products to funeral home clients and distributors in the United States and Canada.  In the year ended December 31, 2014, Aurora reported revenue of approximately $142.0 million.  The acquisition is designed to expand the Company's memorialization product offerings and geographic distribution footprint in the United States.

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

In December 2012, the Company acquired Pyramid Controls, Inc. and its affiliate, Pyramid Control Systems, a provider of warehouse control systems and conveyor control solutions for distribution centers.  The acquisition was designed to expand Matthews' fulfillment products and services in the warehouse management market.  The initial purchase price for the transaction was $26.2 million, plus additional consideration of $3.7 million paid in fiscal 2014 based on operating results.

In November 2012, the Company acquired Wetzel, a leading European provider of pre-press services and gravure printing forms, with manufacturing operations in Germany and Poland.  Wetzel's products and services are sold primary within Europe, and the acquisition was designed to expand Matthews' products and services in the global graphics imaging market.  The purchase price for Wetzel was 42.6 million Euros ($54.7 million) on a cash-free, debt-free basis.

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

With respect to fiscal 2016, the Company expects to continue to devote a significant level of effort to the integrations of Schawk and Aurora.  Due to the size of these acquisitions and the projected synergy benefits from integration, these efforts are anticipated to continue for an extended period of time.  The costs associated with these integrations, and acquisition-related step-up expense, will impact the Company's operating results for fiscal 2016.  Consistent with its practice, the Company plans to identify these costs on a quarterly basis as incurred.

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

The Company's significant accounting policies are included in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.  Management believes that the application of these policies on a consistent basis enables the Company to provide useful and reliable financial information about the Company's operating results and financial condition.  The following accounting policies involve significant estimates, which were considered critical to the preparation of the Company's consolidated financial statements for the year ended September 30, 2015.

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

Long-Lived Assets, including Property, Plant and Equipment:

Long-lived assets are recorded at their respective cost basis on the date of acquisition.  Depreciation on property, plant and equipment is computed primarily on the straight-line method over the estimated useful lives of the assets.  Intangible assets with finite useful lives are amortized over their estimated useful lives.  The Company reviews long-lived assets, including property, plant and equipment, and intangibles with finite useful lives, whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.  Recoverability of assets is determined by evaluating the estimated undiscounted net cash flows of the operations to which the assets relate.  An impairment loss would be recognized when the carrying amount of the assets exceeds the fair value which is based on a discounted cash flow analysis.

ITEM 7.                          MANAGEMENT'S DISCUSSION AND ANALYSIS, (continued)

Goodwill and Indefinite-Lived Intangibles:

Goodwill and intangible assets with indefinite useful lives are not amortized, but are tested at least annually for impairment, or when circumstances indicate that a possible impairment may exist.  In general, when the carrying value of these assets exceeds the implied fair value, an impairment loss must be recognized.  A significant decline in cash flows generated from these assets may result in a write-down of the carrying values of the related assets.  For purposes of testing goodwill for impairment, the Company uses a combination of valuation techniques, including discounted cash flows.  A number of assumptions and estimates are involved in the application of the discounted cash flow model to forecast operating cash flows, including sales volumes and pricing, costs to produce, tax rates, capital spending, working capital changes, and discount rates.  The Company estimates future cash flows using volume and pricing assumptions based largely on existing customer relationships and contracts, and operating cost assumptions management believes are reasonable based on historical performance and projected future performance as reflected in its most recent operating plans and projections. The discount rates used in the discounted cash flow analyses are developed with the assistance of valuation experts and management believes the discount rates appropriately reflect the risks associated with the Company's operating cash flows.  In order to further validate the reasonableness of the estimated fair values of the reporting units as of the valuation date, a reconciliation of the aggregate fair values of all reporting units to market capitalization is performed using a reasonable control premium.

The Company performed its annual impairment review of goodwill and indefinite-lived intangible assets in the second quarter of fiscal 2015. The Company determined that the estimated fair value for all goodwill reporting units exceeded carrying value, therefore no adjustments to the carrying value of goodwill were necessary at March 31, 2015.  In connection with the integration of Schawk, the Company discontinued the use of certain legacy trade names and recognized write-offs of approximately $4.8 million in the SGK Brand Solutions segment during the second quarter of fiscal 2015.  There were no other impairments identified during the Company's annual assessment of indefinite-lived intangible assets.

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

The Company's principal pension plan maintains a substantial portion of its assets in equity securities in accordance with the investment policy established by the Company's pension board.  Based on an analysis of the historical performance of the plan's assets and information provided by its independent investment advisor, the Company set the long-term rate of return assumption for these assets at 7.75% at September 30, 2014 for purposes of determining fiscal 2015 pension cost.   The Company's discount rate assumption used in determining the present value of the projected benefit obligation is based upon published indices as of September 30, 2015 and September 30, 2014 for the fiscal year end valuation. The discount rate was 4.25%, 4.25% and 5.00% in fiscal 2015, 2014 and 2013, respectively.

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

For pre-need sales of memorials and vases, revenue is recognized when the memorial has been manufactured to the customer's specifications (e.g., name and birth date), title has been transferred to the customer and the memorial and vase are placed in storage for future delivery.  A liability has been recorded for the estimated costs of finishing pre-need bronze memorials and vases that have been manufactured and placed in storage prior to July 1, 2003 for future delivery.  Beginning July 1, 2003, revenue is deferred by the Company on the portion of pre-need sales attributable to the final finishing and storage of the pre-need merchandise.  Deferred revenue for final finishing is recognized at the time the pre-need merchandise is finished and shipped to the customer.  Deferred revenue related to storage is recognized on a straight-line basis over the estimated average time that pre-need merchandise is held in storage.  At September 30, 2015, the Company held 312,273 memorials and 218,627 vases in its storage facilities under the pre-need sales program.

Revenues from mausoleum construction and significant engineering projects, including certain cremation units and marking and industrial automation projects, are recognized under the percentage-of-completion method of accounting using the cost-to-cost basis for measuring progress toward completion.  As work is performed under contracts, estimates of the costs to complete are regularly reviewed and updated.  As changes in estimates of total costs at completion on projects are identified, appropriate earnings adjustments are recorded using the cumulative catch-up method.  Provisions for estimated losses on uncompleted contracts are recorded during the period in which such losses become evident.

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

ITEM 7.                          MANAGEMENT'S DISCUSSION AND ANALYSIS, (continued)

LONG-TERM CONTRACTUAL OBLIGATIONS AND COMMITMENTS:

The following table summarizes the Company's contractual obligations at September 30, 2015, and the effect such obligations are expected to have on its liquidity and cash flows in future periods.

	Payments due in fiscal year:
					After
	Total	2016	2017 to 2018	2019 to 2020	2020
Contractual Cash Obligations:	(Dollar amounts in thousands)
Revolving credit facility	$884,254	$-	$884,254	$-	$-
Notes payable to banks	8,507	5,565	2,942	-	-
Short-term borrowings	5,199	5,199	-	-	-
Capital lease obligations	6,410	1,158	1,063	4,189	-
Non-cancelable operating leases	44,039	17,149	17,948	7,207	1,735
Total contractual cash obligations	$948,409	$29,071	$906,207	$11,396	$1,735

A significant portion of the loans included in the table above bear interest at variable rates.  At September 30, 2015, the weighted-average interest rate was 2.41% on the Company's domestic Revolving Credit Facility, 1.50% on the credit facility through the Company's European subsidiaries, 4.04% on bank loans to its wholly-owned subsidiary, Saueressig, 5.96% on bank loans to its wholly-owned subsidiary, Wetzel, and 3.33% on bank loans to the Company's wholly-owned subsidiary, Matthews International S.p.A.

Benefit payments under the Company's principal retirement plan are made from plan assets, while benefit payments under the supplemental retirement plan and postretirement benefit plan are funded from the Company's operating cash. Under I.R.S. regulations, the Company was not required to make a contribution to its principal retirement plan in fiscal 2015.

The Company is not required to make any significant cash contributions to its principal retirement plan in fiscal 2016.  The Company estimates that benefit payments to participants under its retirement plans (including its supplemental retirement plan) and postretirement benefit payments will be approximately $9.1 million and $1.0 million, respectively, in fiscal 2016.  The amounts are expected to increase incrementally each year thereafter, to $11.2 million and $1.2 million, respectively, in 2020.  The Company believes that its current liquidity sources, combined with its operating cash flow and borrowing capacity, will be sufficient to meet its capital needs for the foreseeable future.

Unrecognized tax benefits are positions taken, or expected to be taken, on an income tax return that may result in additional payments to tax authorities.  If a tax authority agrees with the tax position taken, or expected to be taken, or the applicable statute of limitations expires, then additional payments will not be necessary.  As of September 30, 2015, the Company had unrecognized tax benefits, excluding penalties and interest, of approximately $4.1 million.  The timing of potential future payments related to the unrecognized tax benefits is not presently determinable.

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

ITEM 7.                          MANAGEMENT'S DISCUSSION AND ANALYSIS, (continued)

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

In September 2015, the Financial Accounting Standards Board ("FASB") issued new guidance intended to simplify the accounting for measurement period adjustments in a business combination. Measurement period adjustments are changes to provisional amounts recorded when the accounting for a business combination is incomplete as of the end of a reporting period. The measurement period can extend for up to a year following the transaction date. During the measurement period, companies may make adjustments to provisional amounts when information necessary to complete the measurement is received. The new guidance requires companies to recognize these adjustments, including any related impacts to net income, in the reporting period in which the adjustments are determined. Companies are no longer required to retroactively apply measurement period adjustments to all periods presented. Matthews early-adopted this ASU in the fourth quarter of fiscal 2015. The adoption of this ASU did not have a material impact on our financial statements and related disclosures.

In July 2015, the FASB issued new guidance to simplify the measurement of inventory valuation at the lower of cost or net realizable value.  Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.  The new inventory measurement requirements are effective for the Company's 2017 fiscal year, and will replace the current inventory valuation guidance that requires the use of a lower of cost or market framework.  The adoption of these changes is not expected to have a material impact on the Company's consolidated financial statements.

In April 2015, the FASB issued new guidance intended to simplify the presentation of debt issuance costs. The new guidance requires that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of debt, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this new guidance. The new requirements will be effective for the Company beginning in fiscal year 2017, and are not expected to have a material impact on the Company's consolidated financial statements.

In June 2014, the FASB issued new guidance on the accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period.  This guidance is effective for Matthews beginning January 1, 2016 and will not have a material impact on the Company's consolidated financial statements.

In May 2014, the FASB issued Accounting Standards Update (ASU) 2014-09, "Revenue from Contracts with Customers: Topic 606". This ASU replaces nearly all existing U.S. GAAP guidance on revenue recognition. The standard prescribes a five-step model for recognizing revenue, the application of which will require significant judgment. The FASB issued ASU 2015-14 in August 2015 which resulted in a deferral of the original effective date of ASU 2014-09.  This standard is now effective for Matthews beginning October 1, 2018. The Company is in the process of assessing the impact the adoption of this ASU will have on its consolidated financial statements.

In January 2014, the FASB issued new guidance on accounting for certain receive-variable, pay-fixed interest rate swaps.  This guidance provides companies with a practical expedient to qualify for cash flow hedge accounting.  The guidance was effective for Matthews beginning in fiscal 2015, and did not have a material impact on the Company's consolidated financial statements.

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

The Company has entered into the following interest rate swaps:

Effective Date	Amount	Fixed Interest Rate	Interest Rate Spread at September 30, 2015	Maturity Date
October 2011	$25 million	1.67%	1.75%	October 2015
June 2012	40 million	1.88%	1.75%	June 2022
August 2012	35 million	1.74%	1.75%	June 2022
September 2012	25 million	3.03%	1.75%	December 2015
September 2012	25 million	1.24%	1.75%	March 2017
November 2012	25 million	1.33%	1.75%	November 2015
May 2014	25 million	1.35%	1.75%	May 2018
November 2014	25 million	1.26%	1.75%	June 2018
March 2015	25 million	1.49%	1.75%	March 2019
September 2015	25 million	1.39%	1.75%	September 2020
December 2015	25 million	1.59%	1.75%	December 2020

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

The fair value of the interest rate swaps reflected an unrealized loss, net of unrealized gains, of $3.7 million ($2.2 million after-tax) at September 30, 2015 that is included in equity as part of accumulated other comprehensive income.  A decrease of 10% in market interest rates (e.g. a decrease from 5.0% to 4.5%) would result in an increase of approximately $421,000 in the fair value liability of the interest rate swaps.

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

ITEM 7A.                          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK, (continued)

Foreign Currency Exchange Rates - The Company is subject to changes in various foreign currency exchange rates, primarily including the Euro, British Pound, Canadian Dollar, Australian Dollar, Swedish Krona, Chinese Yuan, Hong Kong Dollar, Polish Zloty, Turkish Lira, Indian Rupee and Malaysian Ringgit in the conversion from local currencies to the U.S. dollar of the reported financial position and operating results of its non-U.S. based subsidiaries.  An adverse change (strengthening dollar) of 10% in exchange rates would have resulted in a decrease in reported sales of $53.5 million and a decrease in reported operating income of $5.6 million for the year ended September 30, 2015.

Actuarial Assumptions - The most significant actuarial assumptions affecting pension expense and pension obligations include the valuation of retirement plan assets, the discount rate and the estimated return on plan assets.  The estimated return on plan assets is currently based upon projections provided by the Company's independent investment advisor, considering the investment policy of the plan and the plan's asset allocation.  The fair value of plan assets and discount rate are "point-in-time" measures, and the recent volatility of the debt and equity markets makes estimating future changes in fair value of plan assets and discount rates more challenging.  In fiscal 2015, the Company elected to value its principal retirement and other postretirement benefit plan liabilities using a modified assumption of future mortality that reflects a significant improvement in life expectancy over the previous mortality assumptions.  Refer to Note 11, "Pension and Other Postretirement Plans" in Item 8 – "Financial Statements and Supplementary Data" for additional information.

The following table summarizes the impact on the September 30, 2015 actuarial valuations of changes in the primary assumptions affecting the Company's retirement plans and supplemental retirement plan.

	Impact of Changes in Actuarial Assumptions
	Change in Discount Rate		Change in Expected Return		Change in Market Value of Assets
	+1%	-1%	+1%	-1%	+5%	-5%
	(Dollar amounts in thousands)
Increase (decrease) in net benefit cost	$(3,709)	$4,596	$(1,161)	$1,161	$(1,165)	$1,165

Increase (decrease) in projected benefit obligation	(31,200)	39,332	-	-	-	-

Increase (decrease) in funded status	31,200	(39,332)	-	-	7,111	(7,111)

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Description	Pages

Management's Report to Shareholders	37

Report of Independent Registered Public Accounting Firm	38

Financial Statements:

Consolidated Balance Sheets as of September 30, 2015 and 2014	39-40

Consolidated Statements of Income for the years ended September 30, 2015, 2014 and 2013	41

Consolidated Statements of Comprehensive Income for the years ended September 30, 2015, 2014 and 2013	42

Consolidated Statements of Shareholders' Equity for the years ended September 30, 2015, 2014 and 2013	43

Consolidated Statements of Cash Flows for the years ended September 30, 2015, 2014 and 2013	44

Notes to Consolidated Financial Statements	45-71

Supplementary Financial Information (unaudited)	72

Financial Statement Schedule – Schedule II-Valuation and Qualifying
Accounts for the years ended September 30, 2015, 2014 and 2013	73

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

Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in Exchange Act Rule 13a-15f. In order to evaluate the effectiveness of internal control over financial reporting management has conducted an assessment using the criteria in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Internal controls over financial reporting is a process under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by the Company's board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Aurora Products Group, LLC and its subsidiaries (collectively, "Aurora") have been excluded from management's assessment of internal control over financial reporting as of September 30, 2015, because it was acquired by the Company in a purchase business combination in August 2015.  Aurora is a 100% owned subsidiary whose total assets and total sales represent approximately 4% and 1%, respectively, of the related consolidated financial statement amounts of the Company as of and for the year ended September 30, 2015.

Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's internal control over financial reporting based on criteria in Internal Control – Integrated Framework (2013) issued by the COSO, and has concluded that the Company maintained effective internal control over financial reporting as of September 30, 2015.  The effectiveness of the Company's internal control over financial reporting as of September 30, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as restated in their report which is included herein.

Management's Certifications

The certifications of the Company's Chief Executive Officer and Chief Financial Officer required by the Sarbanes-Oxley Act have been included as Exhibits 31 and 32 in this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
Matthews International Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Matthews International Corporation and its subsidiaries at September 30, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in Management's Report on Internal Control over Financial Reporting appearing under Item 8.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management's Report on Internal Control over Financial Reporting, management has excluded Aurora Products Group LLC ("Aurora") from its assessment of internal control over financial reporting as of September 30, 2015 because it was acquired by the Company in a purchase business combination in August 2015.  We have also excluded Aurora from our audit of internal control over financial reporting.  Aurora is a 100% owned subsidiary whose total assets and total sales represent approximately 4% and 1%, respectively, of the related consolidated financial statement amounts of the Company as of and for the year ended September 30, 2015.

/s/ PricewaterhouseCoopers LLP

Pittsburgh, Pennsylvania
November 24, 2015

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
September 30, 2015 and 2014
(Dollar amounts in thousands, except per share data)

ASSETS	2015	2014
Current assets:
Cash and cash equivalents	$72,196	$63,003
Accounts receivable, net of allowance for doubtful accounts of $10,015 and $10,937, respectively	283,963	282,730
Inventories	171,423	152,842
Deferred income taxes	19,753	18,197
Other current assets	77,319	49,456

Total current assets	624,654	566,228

Investments	25,517	23,130

Property, plant and equipment, net	227,408	209,315

Deferred income taxes	938	4,019

Other assets	13,773	20,027

Goodwill	855,728	819,467

Other intangible assets, net	415,000	381,862

Total assets	$2,163,018	$2,024,048

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS, continued
September 30, 2015 and 2014
(Dollar amounts in thousands, except per share data)

LIABILITIES AND SHAREHOLDERS' EQUITY	2015	2014
Current liabilities:
Long-term debt, current maturities	$11,737	$15,228
Trade accounts payable	68,896	72,040
Accrued compensation	63,931	60,690
Accrued income taxes	11,448	7,079
Deferred income taxes	340	235
Other current liabilities	92,731	98,011
Total current liabilities	249,083	253,283

Long-term debt	891,217	714,027

Accrued pension	95,753	78,550

Postretirement benefits	19,415	20,351

Deferred income taxes	144,365	129,335

Other liabilities	29,139	53,296
Total liabilities	1,428,972	1,248,842

Shareholders' equity-Matthews:
Class A common stock, $1.00 par value; authorized 70,000,000 shares; 36,333,992 shares issued	36,334	36,334
Preferred stock, $100 par value, authorized 10,000 shares, none issued	-	-
Additional paid-in capital	115,890	113,225
Retained earnings	843,955	798,353
Accumulated other comprehensive loss	(150,326)	(66,817)
Treasury stock, 3,458,925 and 3,454,127 shares, respectively, at cost	(115,033)	(109,950)
Total shareholders' equity-Matthews	730,820	771,145
Noncontrolling interests	3,226	4,061
Total shareholders' equity	734,046	775,206

Total liabilities and shareholders' equity	$2,163,018	$2,024,048

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
for the years ended September 30, 2015, 2014 and 2013
(Dollar amounts in thousands, except per share data)

	2015	2014	2013
Sales	$1,426,068	$1,106,597	$985,357
Cost of sales	(896,693)	(714,101)	(628,839)

Gross profit	529,375	392,496	356,518

Selling expense	(143,299)	(119,274)	(107,140)
Administrative expense	(281,053)	(191,700)	(154,763)

Operating profit	105,023	81,522	94,615

Investment income	175	2,063	2,284
Interest expense	(20,610)	(12,628)	(12,925)
Other income (deductions), net	5,064	(4,881)	(3,795)

Income before income taxes	89,652	66,076	80,179

Income taxes	(26,364)	(22,805)	(26,174)

Net income	63,288	43,271	54,005

Net (income) loss attributable to noncontrolling interests	161	(646)	116

Net income attributable to Matthews shareholders	$63,449	$42,625	$54,121

Earnings per share attributable to Matthews shareholders:

Basic	$1.93	$1.51	$1.96

Diluted	$1.91	$1.49	$1.95

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
for the years ended September 30, 2015, 2014 and 2013
(Dollar amounts in thousands, except per share data)

	Year Ended September 30, 2015
	Matthews	Noncontrolling Interest	Total

Net income (loss)	$63,449	$(161)	$63,288
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(77,237)	(150)	(77,387)
Pension plans and other postretirement benefits	(3,823)	-	(3,823)
Unrecognized gain (loss) on derivatives:
Net change from periodic revaluation	(4,841)	-	(4,841)
Net amount reclassified to earnings	2,392	-	2,392
Net change in unrecognized gain (loss) on Derivatives	(2,449)	-	(2,449)
Other comprehensive income (loss), net of tax	(83,509)	(150	(83,659)
Comprehensive income (loss)	$(20,060)	$(311)	$(20,371)

	Year Ended September 30, 2014
	Matthews	Noncontrolling Interest	Total

Net income (loss)	$42,625	$646	$43,271
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(31,081)	115	(30,966)
Pension plans and other postretirement benefits	(9,551)	-	(9,551)
Unrecognized gain (loss) on derivatives:
Net change from periodic revaluation	(1,879)	-	(1,879)
Net amount reclassified to earnings	2,634	-	2,634
Net change in unrecognized gain (loss) on derivatives	755	-	755
Other comprehensive income (loss), net of tax	(39,877)	115	(39,762)
Comprehensive income (loss)	$2,748	$761	$3,509

	Year Ended September 30, 2013
	Matthews	Noncontrolling Interest	Total

Net income (loss)	$54,121	$(116)	$54,005
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	3,779	82	3,861
Pension plans and other postretirement benefits	29,347	-	29,347
Unrecognized gain (loss) on derivatives:
Net change from periodic revaluation	2,474	-	2,474
Net amount reclassified to earnings	2,543	-	2,543
Net change in unrecognized gain (loss) on derivatives	5,017	-	5,017
Other comprehensive income (loss), net of tax	38,143	82	38,225
Comprehensive income (loss)	$92,264	$(34)	$92,230

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
for the years ended September 30, 2015, 2014 and 2013
(Dollar amounts in thousands, except per share data)

				Accumulated
				Other
		Additional		Comprehensive		Non-
	Common	Paid-in	Retained	Income (Loss)	Treasury	controlling
	Stock	Capital	Earnings	(net of tax)	Stock	interests	Total
Balance, September 30, 2012	$36,334	$47,893	$721,305	$(65,083)	$(268,499)	$2,613	$474,563
Net income	-	-	54,121	-	-	(116)	54,005
Minimum pension liability	-	-	-	29,347	-	-	29,347
Translation adjustment	-	-	-	3,779	-	82	3,861
Fair value of derivatives	-	-	-	5,017	-	-	5,017
Total comprehensive income							92,230
Stock-based compensation	-	5,562	-	-	-	-	5,562
Purchase of 619,981 shares
of treasury stock	-	-	-	-	(21,622)	-	(21,622)
Issuance of 295,079 shares of treasury stock	-	(8,125)	-	-	9,100	-	975
Cancellations of 47,084 shares
of treasury stock	-	1,985	-	-	(1,985)	-	-
Dividends, $.41 per share	-	-	(11,282)	-	-	-	(11,282)
Distribution to noncontrolling interests	-	-	-	-	-	(767)	(767)
Arrangement-noncontrolling interest	-	-	4,980	-	-	1,653	6,633
Balance, September 30, 2013	36,334	47,315	769,124	(26,940)	(283,006)	3,465	546,292
Net income	-	-	42,625	-	-	646	43,271
Minimum pension liability	-	-	-	(9,551)	-	-	(9,551)
Translation adjustment	-	-	-	(31,081)	-	115	(30,966)
Fair value of derivatives	-	-	-	755	-	-	755
Total comprehensive income							3,509
Stock-based compensation	-	6,812	-	-	-	-	6,812
Purchase of 228,789 shares of treasury stock	-	-	-	-	(9,905)	-	(9,905)
Issuance of 5,936,169 shares of treasury stock	-	55,942	-	-	186,117	-	242,059
Cancellations of 77,597 shares
of treasury stock	-	3,156	-	-	(3,156)	-	-
Dividends, $.46 per share	-	-	(13,396)	-	-	-	(13,396)
Distribution to noncontrolling interests	-	-	-	-	-	(165)	(165)
Balance, September 30, 2014	36,334	113,225	798,353	(66,817)	(109,950)	4,061	775,206
Net income	-	-	63,449	-	-	(161)	63,288
Minimum pension liability	-	-	-	(3,823)	-	-	(3,823)
Translation adjustment	-	-	-	(77,237)	-	(150)	(77,387)
Fair value of derivatives	-	-	-	(2,449)	-	-	(2,449)
Total comprehensive income							(20,371)
Stock-based compensation	-	9,097	-	-	-	-	9,097
Purchase of 304,859 shares of treasury stock	-	-	-	-	(14,567)	-	(14,567)
Issuance of 334,850 shares of treasury stock	-	(7,336)	-	-	10,768	-	3,432
Cancellations of 34,789 shares
of treasury stock		1,284	-	-	(1,284)	-	-
Dividends, $.54 per share	-	-	(17,847)	-	-	-	(17,847)
Distribution to noncontrolling interests	-	-	-	-	-	(95)	(95)
Acquisition of noncontrolling interests	-	(380)	-	-	-	(429)	(809)
Balance, September 30, 2015	$36,334	$115,890	$843,955	$(150,326)	$(115,033)	$3,226	$734,046

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended September 30, 2015, 2014 and 2013
(Dollar amounts in thousands, except per share data)

	2015	2014	2013
Cash flows from operating activities:
Net income	$63,288	$43,271	$54,005
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	62,620	42,864	37,865
Stock-based compensation expense	9,097	6,812	5,562
Change in deferred taxes	9,188	5,222	3,322
Gain on sale of assets	(276)	(228)	(347)
Unrealized loss (gain) on investments	377	(1,064)	(1,666)
Trade name write-offs	4,842	-	-
Changes in working capital items	(2,751)	(6,165)	(3,003)
Decrease in other assets	4,064	944	1,628
(Decrease) increase in other liabilities	(8,041)	(3,568)	2,789
Increase in pension and postretirement benefit obligations	8,652	3,755	11,839
Other, net	(9,996)	(1,164)	(3,925)
Net cash provided by operating activities	141,064	90,679	108,069
Cash flows from investing activities:
Capital expenditures	(48,251)	(29,237)	(24,924)
Acquisitions, net of cash acquired	(213,470)	(382,104)	(73,959)
Proceeds from sale of assets	1,062	262	252
Proceeds from sale of subsidiary	10,418	-	-
Restricted cash	(12,925)	-	-
Net cash used in investing activities	(263,166)	(411,079)	(98,631)
Cash flows from financing activities:
Proceeds from long-term debt	279,377	415,709	116,482
Payments on long-term debt	(100,218)	(58,431)	(83,293)
Payment on contingent consideration	(484)	(3,703)	(11,315)
Purchases of treasury stock	(14,567)	(9,905)	(21,622)
Proceeds from the sale of treasury stock	4,015	7,951	974
Dividends	(17,847)	(13,396)	(11,282)
Transactions with noncontrolling interests	(904)	(165)	(767)
Settlement of multi-employer pension plan obligation	(18,157)	-	-
Net cash provided by (used in) financing activities	131,215	338,060	(10,823)
Effect of exchange rate changes on cash	80	(2,735)	828
Net change in cash and cash equivalents	9,193	14,925	(557)
Cash and cash equivalents at beginning of year	63,003	48,078	48,635
Cash and cash equivalents at end of year	$72,196	$63,003	$48,078

Cash paid during the year for:
Interest	$19,663	$12,570	$13,059
Income taxes	11,663	16,177	29,428

Non-cash investing and financing activities:
Acquisition of equipment under capital lease	-	$949	$1,276

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

Foreign Currency:

The functional currency of the Company's foreign subsidiaries is the local currency.  Balance sheet accounts for foreign subsidiaries are translated into U.S. dollars at exchange rates in effect at the consolidated balance sheet date.  Gains or losses that result from this process are recorded in accumulated other comprehensive income (loss).  The revenue and expense accounts of foreign subsidiaries are translated into U.S. dollars at the average exchange rates that prevailed during the period. Realized gains and losses from foreign currency transactions are presented in the Statement of income in a consistent manner with the underlying transaction.

Cash and Cash Equivalents:

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

Goodwill and Other Intangible Assets:

Intangible assets with finite useful lives are amortized over their estimated useful lives, ranging from 2 to 20 years, and are reviewed when appropriate for possible impairment, similar to property, plant and equipment.  Goodwill and intangible assets with indefinite lives are not amortized, but are tested at least annually for impairment, or when circumstances indicate that a possible impairment may exist.  In general, when the carrying value of these assets exceeds the implied fair value, an impairment loss must be recognized.  A significant decline in cash flows generated from these assets may result in a write-down of the carrying values of the related assets. For purposes of testing goodwill for impairment, the Company uses a combination of valuation techniques, including discounted cash flows. For purposes of testing indefinite-lived intangible assets, the Company uses a relief from royalty method.

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

For pre-need sales of memorials and vases, revenue is recognized when the memorial has been manufactured to the customer's specifications (e.g., name and birth date), title has been transferred to the customer and the memorial and vase are placed in storage for future delivery.  A liability has been recorded for the estimated costs of finishing pre-need bronze memorials and vases that have been manufactured and placed in storage prior to July 1, 2003 for future delivery.  Beginning July 1, 2003, revenue is deferred by the Company on the portion of pre-need sales attributable to the final finishing and storage of the pre-need merchandise.  Deferred revenue for final finishing is recognized at the time the pre-need merchandise is finished and shipped to the customer.  Deferred revenue related to storage is recognized on a straight-line basis over the estimated average time that pre-need merchandise is held in storage.  At September 30, 2015, the Company held 312,273 memorials and 218,627 vases in its storage facilities under the pre-need sales program.

Revenues from mausoleum construction and significant engineering projects, including certain cremation units and marking and industrial automation projects, are recognized under the percentage-of-completion method of accounting using the cost-to-cost basis for measuring progress toward completion.  As work is performed under contracts, estimates of the costs to complete are regularly reviewed and updated.  As changes in estimates of total costs at completion on projects are identified, appropriate earnings adjustments are recorded using the cumulative catch-up method.  Provisions for estimated losses on uncompleted contracts are recorded during the period in which such losses become evident.

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

Research and Development Expenses:

Research and development costs are expensed as incurred and were approximately $13,033, $7,814 and $11,449 for the years ended September 30, 2015, 2014 and 2013, respectively.

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
Level 3:                          Unobservable inputs for the asset or liability.

As of September 30, 2015 and 2014, the fair values of the Company's assets and liabilities measured on a recurring basis were categorized as follows:

	September 30, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Derivatives (1)	$--	$--	$--	$--
Trading securities	18,444	--	--	18,444
Total assets at fair value	$18,444	$--	$--	$18,444

Liabilities:
Derivatives (1)	$--	$3,686	$--	$3,686
Total liabilities at fair value	$--	$3,686	$--	$3,686

(1) Interest rate swaps are valued based on observable market swap rates and are classified within Level 2 of the fair value hierarchy.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

3.	FAIR VALUE MEASUREMENTS (continued)

	September 30, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Derivatives (1)	$-	$2,457	$-	$2,457
Trading securities	19,038	-	-	19,038
Total assets at fair value	$19,038	$2,457	$-	$21,495

Liabilities:
Derivatives (1)	$-	$2,127	$-	$2,127
Total liabilities at fair value	$-	$2,127	$-	$2,127

(1) Interest rate swaps are valued based on observable market swap rates and are classified within Level 2 of the fair value hierarchy.

4.	INVENTORIES:

Inventories at September 30, 2015 and 2014 consisted of the following:

	2015	2014

Raw materials	$48,636	$46,152
Work in process	32,567	38,631
Finished goods	90,220	68,059
	$171,423	$152,842

5.	INVESTMENTS:

Investment securities are recorded at fair value and are classified as trading securities.   Investments classified as trading securities consisted of equity and fixed income mutual funds.  The market value of these investments exceeded cost by $175 and $343 at September 30, 2015 and 2014, respectively. Realized and unrealized gains and losses are recorded in investment income.  Realized gains (losses) for fiscal 2015, 2014 and 2013 were not material.  Equity investments primarily included ownership interests in various entities of less than 20%, which are recorded under the cost method of accounting.

At September 30, 2015 and 2014, non-current investments were as follows:

	2015	2014

Trading securities	$18,444	$19,038
Equity investments	7,073	4,092
	$25,517	$23,130

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

6.	PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment and the related accumulated depreciation at September 30, 2015 and 2014 were as follows:

	2015	2014
Buildings	$101,291	$91,540
Machinery and equipment	350,890	340,942
	452,181	432,482
Less accumulated depreciation	(274,187)	(250,073)
	177,994	182,409
Land	19,847	16,453
Construction in progress	29,567	10,453
	$227,408	$209,315

Depreciation expense was $43,820, $35,546 and $31,303 for each of the three years ended September 30, 2015, 2014 and 2013, respectively.

7.	LONG-TERM DEBT:

Long-term debt at September 30, 2015 and 2014 consisted of the following:

	2015	2014
Revolving credit facilities	$884,254	$702,055
Notes payable to banks	8,506	13,315
Short-term borrowings	5,199	6,410
Capital lease obligations	4,995	7,475
	902,954	729,255
Less current maturities	(11,737)	(15,228)
	$891,217	$714,027

The Company has a domestic Revolving Credit Facility with a syndicate of financial institutions.  In connection with the acquisition of Schawk, Inc. ("Schawk") in July 2014, the Company entered into amendments to the Revolving Credit Facility to amend certain terms of the Revolving Credit Facility and increase the maximum amount of borrowings available under the facility from $500,000 to $900,000.  Borrowings under the amended facility bear interest at LIBOR plus a factor ranging from .75% to 2.00% (1.75% at September 30, 2015) based on the Company's leverage ratio.  The leverage ratio is defined as net indebtedness divided by EBITDA (earnings before interest, taxes, depreciation and amortization).  The Company is required to pay an annual commitment fee ranging from .15% to .25% (based on the Company's leverage ratio) of the unused portion of the facility.

The Revolving Credit Facility requires the Company to maintain certain leverage and interest coverage ratios.  A portion of the facility (not to exceed $30,000) is available for the issuance of trade and standby letters of credit. Outstanding borrowings on the Revolving Credit Facility at September 30, 2015 and 2014 were $857,425 and $680,000, respectively.  The weighted-average interest rate on outstanding borrowings at September 30, 2015 and 2014 was 2.41% and 2.53%, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

7.	LONG-TERM DEBT (continued)

The Company has entered into the following interest rate swaps:

Effective Date	Amount	Fixed Interest Rate	Interest Rate Spread at September 30, 2015	Maturity Date
October 2011	$25,000	1.67%	1.75%	October 2015
June 2012	40,000	1.88%	1.75%	June 2022
August 2012	35,000	1.74%	1.75%	June 2022
September 2012	25,000	3.03%	1.75%	December 2015
September 2012	25,000	1.24%	1.75%	March 2017
November 2012	25,000	1.33%	1.75%	November 2015
May 2014	25,000	1.35%	1.75%	May 2018
November 2014	25,000	1.26%	1.75%	June 2018
March 2015	25,000	1.49%	1.75%	March 2019
September 2015	25,000	1.39%	1.75%	September 2020
December 2015	25,000	1.59%	1.75%	December 2020

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

The fair value of the interest rate swaps reflected an unrealized loss, net of unrealized gains, of $3,686 ($2,248 after tax) and an unrealized gain, net of unrealized losses, of $330 ($201 after tax) at September 30, 2015 and 2014, respectively, that is included in shareholders' equity as part of accumulated other comprehensive income ("AOCI").  Assuming market rates remain constant with the rates at September 30, 2015, a loss (net of tax) of approximately $711 included in AOCI is expected to be recognized in earnings over the next twelve months.

At September 30, 2015 and 2014, the interest rate swap contracts were reflected on a gross-basis in the consolidated balance sheets as follows:

Derivatives	2015	2014
Current assets
Other current assets	$--	$324
Long-term assets
Other assets	--	2,133
Current liabilities:
Other current liabilities	(1,165)	(1,808)
Long-term liabilities:
Other liabilities	(2,521)	(319)
Total derivatives	$(3,686)	$330

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

7.	LONG-TERM DEBT (continued)

The loss recognized on derivatives was as follows:

	Location of	Amount of
Derivatives in	Loss	Loss
Cash Flow Hedging	Recognized in	Recognized in Income
Relationships	Income on Derivatives	on Derivatives
		2015	2014

Interest rate swaps	Interest expense	$(3,922)	$(4,318)

The Company recognized the following losses in AOCI:

			Location of Gain	Amount of Loss
			or (Loss)	Reclassified from
Derivatives in	Amount of		Reclassified from	AOCI
Cash Flow	Loss Recognized in		AOCI	into Income
Hedging	AOCI on Derivatives		into Income	(Effective Portion*)
Relationships	2015	2014	(Effective Portion*)	2015	2014

Interest rate swaps	$(4,841)	$(1,879)	Interest expense	$(2,392)	$(2,634)

*There is no ineffective portion or amount excluded from effectiveness testing.

The Company, through certain of its European subsidiaries, has a credit facility with a European bank.  The maximum amount of borrowings available under this facility is 35.0 million Euros ($39,255).  Outstanding borrowings under the credit facility totaled 23.9 million Euros ($26,829) and 17.5 million Euros ($22,055) at September 30, 2015 and 2014, respectively.  The weighted-average interest rate on outstanding borrowings under this facility at September 30, 2015 and 2014 was 1.50% and 1.35%, respectively.

The Company, through its German subsidiary, Saueressig GmbH & Co. KG ("Saueressig"), has several loans with various European banks.  Outstanding borrowings under these loans totaled 734,452 Euros ($824) and 1.2 million Euros ($1,576) at September 30, 2015 and 2014, respectively.  The weighted-average interest rate on outstanding borrowings of Saueressig at September 30, 2015 and 2014 was 4.04% and 3.96%, respectively.

The Company, through its German subsidiary, Wetzel GmbH ("Wetzel"), has several loans with various European banks.  Outstanding borrowings under these loans totaled 1.9 million Euros ($2,110) and 2.9 million Euros ($3,624) at September 30, 2015 and 2014, respectively.  The weighted-average interest rate on outstanding borrowings of Wetzel at September 30, 2015 and 2014 was 5.96% and 5.67%, respectively.

The Company, through its wholly-owned subsidiary, Matthews International S.p.A., has several loans with various Italian banks.  Outstanding borrowings on these loans totaled 4.3 million Euros ($4,772) and 5.5 million Euros ($6,922) at September 30, 2015 and 2014, respectively.  Matthews International S.p.A. also has three lines of credit totaling 11.3 million Euros ($12,707) with the same Italian banks.  Outstanding borrowings on these lines were 4.6 million Euros ($5,166) and 4.8 million Euros ($6,063) at September 30, 2015 and 2014, respectively.  The weighted-average interest rate on outstanding Matthews International S.p.A. borrowings at September 30, 2015 and 2014 was 3.33% and 3.15%, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

7.	LONG-TERM DEBT (continued)

In September 2014, a claim seeking to draw upon a letter of credit issued by the Company of $12,925 was filed with respect to a project for a customer.  In January 2015, the Company made payment on the draw to the financial institution for the letter of credit.  Pursuant to an action initiated by the Company, a court order has been issued requiring these funds to ultimately be remitted to the court pending resolution of the dispute between the parties.  While it is possible the resolution of this matter could be unfavorable to the Company, management has assessed the customer's claim to be without merit and, based on information available as of this filing, expects that the ultimate resolution of this matter will not have a material adverse effect on Matthews' financial condition, results of operations or cash flows.  As of September 30, 2015, the Company has presented the funded letter of credit within other current assets on the Consolidated Balance Sheet.

As of September 30, 2015 and 2014, the fair value of the Company's long-term debt, including current maturities, which is classified as Level 2 in the fair value hierarchy, approximated the carrying value included in the Consolidated Balance Sheets.

Aggregate maturities of long-term debt, including short-term borrowings and capital leases, follows:

2016	$11,737
2017	29,979
2018	857,974
2019	212
2020	222
Thereafter	2,830
$902,954

8.	SHAREHOLDERS' EQUITY:

The authorized common stock of the Company consists of 70,000,000 shares of Class A Common Stock, $1 par value.

The Company has a stock repurchase program.  The buy-back program is designed to increase shareholder value, enlarge the Company's holdings of its common stock, and add to earnings per share.  Repurchased shares may be retained in treasury, utilized for acquisitions, or reissued to employees or other purchasers, subject to the restrictions set forth in the Company's Restated Articles of Incorporation.  Under the current authorization, the Company's Board of Directors has authorized the repurchase of a total of 2,500,000 shares of Matthews' common stock under the program, of which 661,022 shares remain available for repurchase as of September 30, 2015.  In November 2015, the Company's Board of Directors approved the continuation of its stock repurchase program and increased the authorization for stock repurchases by an additional 2,500,000 shares.

Comprehensive income consists of net income adjusted for changes, net of any related income tax effect, in cumulative foreign currency translation, the fair value of derivatives, unrealized investment gains and losses and minimum pension liability.  The deferred income tax expense (benefit) related to minimum pension liabilities and fair value of derivatives was $(1,035), $(5,853) and $22,005 for the years ended September 30, 2015, 2014 and 2013, respectively.

Accumulated other comprehensive loss at September 30, 2015 and 2014 consisted of the following:

	2015	2014
Cumulative foreign currency translation	$(104,604)	$(27,367)
Fair value of derivatives, net of tax of $1,437 and $129, respectively	(2,248)	201
Minimum pension liabilities, net of tax of $27,530 and $25,058, respectively	(43,474)	(39,651)
	$(150,326)	$(66,817)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

9.            SHARE-BASED PAYMENTS:

The Company maintains an equity incentive plan (the "2012 Equity Incentive Plan") that provides for grants of stock options, restricted shares, stock-based performance units and certain other types of stock-based awards.  The Company also maintains an equity incentive plan (the "2007 Equity Incentive Plan") and a stock incentive plan (the "1992 Incentive Stock Plan") that previously provided for grants of stock options, restricted shares and certain other types of stock-based awards.  Under the 2012 Equity Incentive Plan, which has a ten-year term, the maximum number of shares available for grants or awards is an aggregate of 2,500,000.  There will be no further grants under the 2007 Equity Incentive Plan or the 1992 Incentive Stock Plan.  At September 30, 2015, there were 1,476,798 shares reserved for future issuance under the 2012 Equity Incentive Plan. All plans are administered by the Compensation Committee of the Board of Directors.

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

With respect to outstanding restricted share grants, for grants made prior to fiscal 2013, generally one-half of the shares vest on the third anniversary of the grant, with the remaining one-half of the shares vesting in one-third increments upon attainment of pre-defined levels of appreciation in the market value of the Company's Class A Common Stock.  For grants made in fiscal 2013 and thereafter, generally one-half of the shares vest on the third anniversary of the grant, one-quarter of the shares vest in one-third increments upon the attainment of pre-defined levels of adjusted earnings per share, and the remaining one-quarter of the shares vest in one-third increments upon attainment of pre-defined levels of appreciation in the market value of the Company's Class A Common Stock.  Additionally, restricted shares cannot vest until the first anniversary of the grant date.  Unvested restricted shares generally expire on the earlier of five years from the date of grant, upon employment termination, or within specified time limits following voluntary employment termination (with the consent of the Company), retirement or death.  The Company issues restricted shares from treasury shares.

For the years ended September 30, 2015, 2014 and 2013, stock-based compensation cost totaled $9,097, $6,812 and $5,562, respectively. The associated future income tax benefit recognized was $3,548, $2,657 and $2,169 for the years ended September 30, 2015, 2014 and 2013, respectively.

The amount of cash received from the exercise of stock options was $4,015, $7,951 and $974, for the years ended September 30, 2015, 2014 and 2013, respectively. In connection with these exercises, the tax benefits realized by the Company were $350, $698 and $99 for the years ended September 30, 2015, 2014 and 2013, respectively.

The transactions for restricted stock for the year ended September 30, 2015 were as follows:

		Weighted-
		average
		Grant-date
	Shares	Fair Value
Non-vested at September 30, 2014	575,150	$33.83
Granted	215,370	40.07
Vested	(183,089)	36.51
Expired or forfeited	(36,864)	28.70
Non-vested at September 30, 2015	570,567	$35.66

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

9.	SHARE-BASED PAYMENTS (continued)

As of September 30, 2015, the total unrecognized compensation cost related to unvested restricted stock was $7,681 which is expected to be recognized over a weighted-average period of 1.6 years.

The transactions for shares under options for the year ended September 30, 2015 were as follows:

			Weighted-
		Weighted-	average	Aggregate
		average	Remaining	Intrinsic
	Shares	Exercise Price	Contractual Term	Value
Outstanding, September 30, 2014	512,322	$38.62
Exercised	(105,211)	38.17
Expired or forfeited	(69,173)	36.53
Outstanding, September 30, 2015	337,938	$39.19	0.7	$3,304
Exercisable, September 30, 2015	171,532	$39.55	0.8	$1,616

No options vested during the year ended September 30, 2015 and 2014, respectively.   The intrinsic value of options (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during the years ended September 30, 2015, 2014 and 2013 was $931, $1,653 and $294, respectively.

The transactions for non-vested option shares for the year ended September 30, 2015 were as follows:

		Weighted-
		average
		Grant-date
	Shares	Fair Value
Non-vested at September 30, 2014	312,442	$11.21
Vested	77,199	12.23
Expired or forfeited	(68,837)	11.70
Non-vested at September 30, 2015	320,804	$11.35

The fair value of each restricted stock grant is estimated on the date of grant using a binomial lattice valuation model.  The following table indicates the assumptions used in estimating fair value of restricted stock for the years ended September 30, 2015, 2014 and 2013.

	2015	2014	2013
Expected volatility	22.2%	26.6%	29.5%
Dividend yield	1.0%	1.1%	1.2%
Average risk-free interest rate	1.7%	1.4%	0.6%
Average expected term (years)	1.8	2.0	2.0

The risk-free interest rate is based on United States Treasury yields at the date of grant. The dividend yield is based on the most recent dividend payment and average stock price over the 12 months prior to the grant date.  Expected volatilities are based on the historical volatility of the Company's stock price.  The expected term for grants in the years ended September 30, 2015, 2014 and 2013 represents an estimate of the average period of time for restricted shares to vest.  The option characteristics for each grant are considered separately for valuation purposes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

9.	SHARE-BASED PAYMENTS (continued)

The Company maintains the 1994 Director Fee Plan (the "1994 Director Fee Plan"), and the 2014 Director Fee Plan (the "2014 Director Fee Plan") (collectively, the "Director Fee Plans").  There will be no further fees or share-based awards under the 1994 Director Fee Plan.  Under the 2014 Director Fee Plan, directors (except for the Chairman of the Board) who are not also officers of the Company each receive, as an annual retainer fee, either cash or shares of the Company's Class A Common Stock with a value equal to $75.  The annual retainer fee paid to a non-employee Chairman of the Board is $175.  Where the annual retainer fee is provided in shares, each director may elect to be paid these shares on a current basis or have such shares credited to a deferred stock account as phantom stock, with such shares to be paid to the director subsequent to leaving the Board.  The value of deferred shares is recorded in other liabilities.  A total of 17,005 shares had been deferred under the Director Fee Plans at September 30, 2015.  Additionally, directors who are not also officers of the Company each receive an annual stock-based grant (non-statutory stock options, stock appreciation rights and/or restricted shares) with a value of $110.  A total of 22,300 stock options have been granted under the Director Fee Plans.  At September 30, 2015, there were no options outstanding. Additionally, 136,568 shares of restricted stock have been granted under the Director Fee Plans, 33,418 of which were unvested at September 30, 2015.  A total of 150,000 shares have been authorized to be issued under the 2014 Director Fee Plan.

10.	EARNINGS PER SHARE:

The information used to compute earnings per share attributable to Matthews' common shareholders was as follows:

	2015	2014	2013
Net income attributable to Matthews shareholders	$63,449	$42,625	$54,121
Less: dividends and undistributed earnings allocated to participating securities	10	121	583
Net income available to Matthews shareholders	$63,439	$42,504	$53,538

Weighted-average shares outstanding (in thousands):
Basic shares	32,939	28,209	27,255
Effect of dilutive securities	257	274	168
Diluted shares	33,196	28,483	27,423

Options to purchase 271,075 shares of common stock were not included in the computation of diluted earnings per share for the year ended September 30, 2013, because the inclusion of these options would be anti-dilutive.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

11.	PENSION AND OTHER POSTRETIREMENT PLANS:

The Company provides defined benefit pension and other postretirement plans to certain employees. Effective January 1, 2014, the Company's principal retirement plan was closed to new participants.  The following provides a reconciliation of benefit obligations, plan assets and funded status of the plans as of the Company's actuarial valuation as of September 30, 2015 and 2014:

	Pension		Other Postretirement
	2015	2014	2015	2014
Change in benefit obligation:
Benefit obligation, beginning of year	$211,036	$186,077	$21,358	$18,881
Acquisitions	27,162	-	-	-
Service cost	6,764	6,150	454	436
Interest cost	8,740	8,927	885	919
Actuarial (gain) loss	4,087	18,412	(814)	1,929
Exchange gain	(1,206)	(703)	-	-
Benefit payments	(17,856)	(7,827)	(1,459)	(807)
Benefit obligation, end of year	238,727	211,036	20,424	21,358

Change in plan assets:
Fair value, beginning of year	131,753	123,713	-	-
Acquisitions	25,897	-	-	-
Actual return	625	10,792	-	-
Benefit payments (1)	(17,856)	(7,827)	(1,459)	(807)
Employer contributions	1,806	5,075	1,459	807
Fair value, end of year	142,225	131,753	-	-

Funded status	(96,502)	(79,283)	(20,424)	(21,358)
Unrecognized actuarial loss (gain)	77,368	69,153	(1,801)	(987)
Unrecognized prior service cost	(1,231)	(1,411)	(1,111)	(1,306)
Net amount recognized	$(20,365)	$(11,541)	$(23,336)	$(23,651)

Amounts recognized in the consolidated balance sheet:
Current liability	$(749)	$(733)	$(1,009)	$(1,007)
Noncurrent benefit liability	(95,753)	(78,550)	(19,415)	(20,351)
Accumulated other comprehensive loss (income)	76,137	67,742	(2,912)	(2,293)
Net amount recognized	$(20,365)	$(11,541)	$(23,336)	$(23,651)

Amounts recognized in accumulated
other comprehensive loss (income):
Net actuarial loss (income)	$77,368	$69,153	$(1,801)	$(987)
Prior service cost	(1,231)	(1,411)	(1,111)	(1,306)
Net amount recognized	$76,137	$67,742	$(2,912)	$(2,293)

(1) Pension benefit payments in fiscal 2015 includes $10,000 of lump sum distributions that were made to certain terminated vested employees as a settlement of the employees' pension obligations. These distributions did not meet the threshold to qualify as a settlement under U.S. GAAP and therefore, no unamortized actuarial loss was recognized in the Statement of Income upon completion of the lump sum distributions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

11.	PENSION AND OTHER POSTRETIREMENT PLANS (continued)

Based upon actuarial valuations performed as of September 30, 2015 and 2014, the accumulated benefit obligation for the Company's defined benefit pension plans was $208,407 and $180,265 at September 30, 2015 and 2014, respectively, and the projected benefit obligation for the Company's defined benefit pension plans was $238,727 and $211,036 at September 30, 2015 and 2014, respectively.

Net periodic pension and other postretirement benefit cost for the plans included the following:

	Pension			Other Postretirement
	2015	2014	2013	2015	2014	2013

Service cost	$6,764	$6,150	$7,160	$454	$436	$796
Interest cost	8,740	8,927	8,024	885	919	1,129
Expected return on plan assets	(10,151)	(9,666)	(9,071)	-	-	-
Amortization:
Prior service cost	(180)	(206)	(206)	(195)	(195)	(272)
Net actuarial loss (gain)	6,203	3,927	7,903	-	(87)	439
Net benefit cost	$11,376	$9,132	$13,810	$1,144	$1,073	$2,092

Benefit payments under the Company's principal retirement plan are made from plan assets, while benefit payments under the supplemental retirement plan and postretirement benefit plan are made from the Company's operating cash.  Under I.R.S. regulations, the Company was not required to make any significant contributions to its principal retirement plan in fiscal 2015. The Company is not required to make any significant contributions to its principal retirement plan in fiscal 2016.

Contributions made in fiscal 2015 are as follows:
Contributions	Pension	Other Postretirement

Principal retirement plan	$-	$-
Supplemental retirement plan	725	-
Other retirement plans	1,081	-
Other postretirement plan	-	1,459

Amounts of AOCI expected to be recognized in net periodic benefit costs in fiscal 2016 include:

		Other
	Pension	Postretirement
	Benefits	Benefits

Net actuarial loss	$7,473	$-
Prior service cost	(183)	(195)

The measurement date of annual actuarial valuations for the Company's principal retirement and other postretirement benefit plans was September 30 for fiscal 2015, 2014 and 2013.  The weighted-average assumptions for those plans were:

	Pension			Other Postretirement
	2015	2014	2013	2015	2014	2013
Discount rate	4.25%	4.25%	5.00%	4.25%	4.25%	5.00%
Return on plan assets	7.25	7.75	8.00	-	-	-
Compensation increase	3.50	3.50	3.50	-	-	-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

11.	PENSION AND OTHER POSTRETIREMENT PLANS (continued)

In October 2014, the Society of Actuaries' Retirement Plans Experience Committee released new mortality tables known as RP 2014.  The Company considered these new tables and performed a review of its own mortality history to assess future improvements in mortality rates.  In fiscal 2015, the Company elected to value its principal retirement and other postretirement benefit plan liabilities using a slightly modified assumption of future mortality which better approximates the plan participant population and reflects significant improvement in life expectancy over the previous mortality table, known as RP 2000. The underlying basis of the investment strategy of the Company's defined benefit plans is to ensure the assets are invested to achieve a positive rate of return over the long term sufficient to meet the plans' actuarial interest rate and provide for the payment of benefit obligations and expenses in perpetuity in a secure and prudent fashion, maintain a prudent risk level that balances growth with the need to preserve capital, diversify plan assets so as to minimize the risk of large losses or excessive fluctuations in market value from year to year, achieve investment results over the long term that compare favorably with other pension plans and appropriate indices.  The Company's investment policy, as established by the Company's pension board, specifies the types of investments appropriate for the plans, asset allocation guidelines, criteria for the selection of investment managers, procedures to monitor overall investment performance as well as investment manager performance.  It also provides guidelines enabling plan fiduciaries to fulfill their responsibilities.

The Company's defined benefit pension plans' weighted-average asset allocation at September 30, 2015 and 2014 and weighted-average target allocation were as follows:

	Plan Assets at		Target
Asset Category	2015	2014	Allocation
Equity securities	$60,460	$66,984	50%
Fixed income, cash and cash equivalents	59,612	44,341	30%
Other investments	22,153	20,428	20%
	$142,225	$131,753	100%

The target asset allocation relates to the Company's primary defined benefit pension plan. Plan assets in the table include the assets of the Aurora Casket Company, LLC pension plan, which has a target asset allocation of 15% equity securities and 85% fixed income, cash and cash equivalents.

Based on an analysis of the historical and expected future performance of the plan's assets and information provided by its independent investment advisor, the Company set the long-term rate of return assumption for these assets at 7.25% in 2015 for purposes of determining pension cost and funded status under current guidance.  The Company's discount rate assumption used in determining the present value of the projected benefit obligation is based upon published indices.

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

Mutual funds are valued at the closing price of shares held by the Plan at year end.  As such, these mutual fund investments are classified as Level 1.

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

The Company's defined benefit pension plans' asset categories at September 30, 2015 and 2014 were as follows:

	September 30, 2015
Asset Category	Level 1	Level 2	Level 3	Total
Equity securities - stocks	$31,559	$-	$-	$31,559
Equity securities - mutual funds	27,846	1,055	-	28,901
Fixed income securities	39,644	15,474	-	55,118
Cash and cash equivalents	4,494	-	-	4,494
Other investments	8,171	-	13,982	22,153
Total	$111,714	$16,529	$13,982	$142,225

	September 30, 2014
Asset Category	Level 1	Level 2	Level 3	Total
Equity securities - stocks	$35,310	$-	$-	$35,310
Equity securities - mutual funds	30,694	980	-	31,674
Fixed income securities	20,042	9,503	-	29,545
Cash and cash equivalents	14,796	-	-	14,796
Other investments	6,098	-	14,330	20,428
Total	$106,940	$10,483	$14,330	$131,753

Changes in the fair value of Level 3 assets at September 30, 2015 and 2014 are summarized as follows:

	Fair Value,					Fair Value,
	Beginning of			Realized	Unrealized	End of
Asset Category	Period	Acquisitions	Dispositions	Gains	Gains (Losses)	Period
Other investments:
Fiscal Year Ended:
September 30, 2015	$14,330	$-	$(1,661)	$608	$705	$13,982
September 30, 2014	18,942	-	(5,439)	1,118	(291)	14,330

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

11.	PENSION AND OTHER POSTRETIREMENT PLANS (continued)

Benefit payments expected to be paid are as follows:
		Other
	Pension	Postretirement
Years ending September 30:	Benefits	Benefits

2016	$9,074	$1,009
2017	9,519	1,051
2018	10,075	1,146
2019	10,673	1,194
2020	11,249	1,169
2021-2025	65,563	6,507
	$116,153	$12,076

For measurement purposes, a rate of increase of 7.0% in the per capita cost of health care benefits was assumed for 2016; the rate was assumed to decrease gradually to 4.0% for 2070 and remain at that level thereafter.  Assumed health care cost trend rates have a significant effect on the amounts reported.  An increase in the assumed health care cost trend rates by one percentage point would have increased the accumulated postretirement benefit obligation as of September 30, 2015 by $923 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year then ended by $68.  A decrease in the assumed health care cost trend rates by one percentage point would have decreased the accumulated postretirement benefit obligation as of September 30, 2015 by $809 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year then ended by $59.

Prior to its acquisition by Matthews, Schawk participated in a multi-employer pension fund pursuant to certain collective bargaining agreements.  In 2012, Schawk bargained to withdraw from the fund, and recorded a withdrawal liability at the conclusion of the negotiations, based on the present value of installment payments expected to be paid through 2034.  During the third quarter of fiscal 2015, the Company finalized an agreement to settle this installment payment obligation in exchange for a lump-sum payment of $18,157.  Full payment of this amount was made during the fourth quarter of fiscal 2015, and is presented within cash flows from financing activities on the Consolidated Statement of Cash Flows.  This settlement also resulted in an $11,522 gain recognized in other income (deductions), net during fiscal 2015.

12.	ACCUMULATED OTHER COMPREHENSIVE INCOME:

The changes in AOCI by component, net of tax, for the year ended September 30, 2015 were as follows:

		Postretirement Benefit Plans	Currency Translation Adjustment		Derivatives	Total
Attributable to Matthews:
Balance, September 30, 2014		$(39,651)	$(27,367)		$201	$(66,817)
OCI before reclassification		(7,378)	(77,237)		(4,841)	(89,456)
Amounts reclassified from AOCI	(a)	3,555	-	(b)	2,392	5,947
Net current-period OCI		(3,823)	(77,237)		(2,449)	(83,509)
Balance, September 30, 2015		$(43,474)	$(104,604)		$(2,248)	$(150,326)
Attributable to noncontrolling interest:
Balance, September 30, 2014		$-	$516		$-	$516
OCI before reclassification		-	(150)		-	(150)
Net current-period OCI		-	(150)		-	(150)
Balance, September 30, 2015		$-	$366		$-	$366
(a)	Amounts were included in net periodic benefit cost for pension and other postretirement benefit plans (see Note 11).
(b)	Amounts were included in interest expense in the periods the hedged item affected earnings (see Note 7).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
(Dollar amounts in thousands, except per share data)

12.	ACCUMULATED OTHER COMPREHENSIVE INCOME (continued)

Reclassifications out of AOCI for the year ended September 30, 2015 were as follows:

Details about AOCI Components		Year ended September 30, 2015	Affected line item in the Statement of Income

Postretirement benefit plans
Prior service (cost) credit	(a)	$375
Actuarial losses	(a)	(6,203)
	(b)	(5,828)	Total before tax
		(2,273)	Tax provision (benefit)
		$(3,555)	Net of tax
Derivatives
Interest rate swap contracts		$(3,922)	Interest expense
	(b)	(3,922)	Total before tax
		(1,530)	Tax provision (benefit)
		$(2,392)	Net of tax

(a)	Amounts are included in the computation of pension and other postretirement benefit expense, which is reported in both cost of goods sold and selling and administrative expenses. For additional information, see Note 11.
(b)	For pre-tax items, positive amounts represent income and negative amounts represent expense.

13.	INCOME TAXES:

The provision for income taxes consisted of the following:

	2015	2014	2013
Current:
Federal	$655	$7,371	$15,703
State	1,466	3,612	3,423
Foreign	10,599	10,427	4,804
	12,720	21,410	23,930
Deferred	13,644	1,395	2,244
Total	$26,364	$22,805	$26,174

Federal income taxes have decreased as a result of lower U.S. earnings, reflecting increased acquisition-related costs, and the usage of certain tax attributes resulting from the Schawk acquisition.  The increase in foreign income taxes is primarily due to higher earnings from non-U.S. locations, reflecting the fiscal 2014 acquisition of Schawk.  The increase in deferred income taxes resulted primarily from the settlement of a multi-employer pension plan installment payment obligation, and a deduction related to a theft of funds by an employee.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

13.	INCOME TAXES (continued)

The reconciliation of the federal statutory tax rate to the consolidated effective tax rate was as follows:

	2015	2014	2013
Federal statutory tax rate	35.0%	35.0%	35.0%
Effect of state income taxes, net of federal deduction	1.8	3.8	2.7
Foreign taxes less than federal statutory rate	(3.2)	(2.1)	(3.1)
Other	(4.2)	(2.2)	(2.0)
Effective tax rate	29.4%	34.5%	32.6%

The Company's effective tax rate for fiscal 2015 was 29.4%, compared to 34.5% for fiscal 2014. The decrease in the fiscal 2015 effective tax rate, compared to fiscal 2014, primarily reflected the benefit of the utilization of certain tax attributes as a result of legal structure reorganization in foreign jurisdictions and a relative increase in the amount of earnings generated from non-U.S. locations.  The effective tax rate in fiscal 2014 included the impact of non-deductible acquisition costs relating to the Schawk acquisition. The difference between the Company's effective tax rate and the Federal statutory rate of 35.0% primarily reflected the impact of state taxes, offset by lower foreign income taxes.

The Company's foreign subsidiaries had income before income taxes for the years ended September 30, 2015, 2014 and 2013 of approximately $40,024, $23,835 and $23,662, respectively.  At September 30, 2015, undistributed earnings of foreign subsidiaries for which deferred U.S. income taxes have not been provided approximated $409,167.  The Company has not determined the deferred tax liability associated with these undistributed earnings, as such determination is not practicable.

The components of deferred tax assets and liabilities at September 30, 2015 and 2014 are as follows:

	2015	2014
Deferred tax assets:
Pension and postretirement benefits	$42,134	$34,309
Accruals and reserves not currently deductible	27,586	28,090
Income tax credit carryforward	9,160	9,839
Operating and capital loss carryforwards	25,012	25,419
Stock options	8,550	8,366
Other	7,396	21,089
Total deferred tax assets	119,838	127,112
Valuation allowances	(20,977)	(24,540)
Net deferred tax assets	98,861	102,572

Deferred tax liabilities:
Depreciation	(8,509)	(7,651)
Goodwill and intangible assets	(193,876)	(183,685)
Other	(20,490)	(18,590)
	(222,875)	(209,926)

Net deferred tax liability	$(124,014)	$(107,354)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

13.	INCOME TAXES (continued)

At September 30, 2015, the Company had U.S. state net operating loss carryforwards of $91,750, foreign net operating loss carryforwards of $66,542, foreign capital loss carryforwards of $24,130, and various U.S. and non-U.S. income tax credit carryforwards of $4,922 and $4,238, respectively, which will be available to offset future income tax liabilities. If not used, state net operating losses will begin to expire in 2017.  Foreign net operating losses have no expiration period. Certain of these carryforwards are subject to limitations on use due to tax rules affecting acquired tax attributes, loss sharing between group members, and business continuation.  Therefore, the Company has established tax-effected valuation allowances against these tax benefits in the amount of $20,977 at September 30, 2015.  At September 30, 2015, the Company had total foreign tax credit carryforwards of $2,782, offset by a valuation allowance of $153. The Company has the ability to claim a deduction for these credits prior to expiration, and the net carrying value of the credits of $2,629 assumes that a deduction will be claimed instead of a tax credit. If unutilized, these U.S. foreign tax credits will begin to expire in 2018.  The increase in deferred tax liabilities resulted primarily from purchase accounting adjustments and the acquisition of Aurora Products Group, LLC ("Aurora") in August 2015.  The decrease in the valuation allowances from fiscal 2014 resulted from a fiscal 2015 legal structure reorganization in foreign jurisdictions that enabled the utilization of certain tax attributes.

Changes in the total amount of gross unrecognized tax benefits (excluding penalties and interest) are as follows:

	2015	2014	2013
Balance, beginning of year	$4,311	$4,516	$4,501
Increase from acquisition	-	385	-
Increases for tax positions of prior years	475	369	-
Decreases for tax positions of prior years	(155)	(863)	(124)
Increases based on tax positions related to the current year	635	623	708
Decreases due to settlements with taxing authorities	(27)	(12)	(250)
Decreases due to lapse of statute of limitation	(1,153)	(707)	(319)
Balance, end of year	$4,086	$4,311	$4,516

The Company had unrecognized tax benefits of $4,086 and $4,311 at September 30, 2015 and 2014, respectively, all of which, if recorded, would impact the annual effective tax rate.  It is reasonably possible that the amount of unrecognized tax benefits could change by approximately $782 in the next 12 months primarily due to expiration of statutes related to specific tax positions.

The Company classifies interest and penalties on tax uncertainties as a component of the provision for income taxes.  Total penalties and interest accrued were $2,010 and $2,135 at September 30, 2015 and 2014, respectively.  These accruals may potentially be applicable in the event of an unfavorable outcome of uncertain tax positions.

The Company is currently under examination in several tax jurisdictions and remains subject to examination until the statute of limitation expires for those tax jurisdictions.  As of September 30, 2015, the tax years that remain subject to examination by major jurisdiction generally are:

United States - Federal	2012 and forward
United States - State	2011 and forward
Canada	2010 and forward
Europe	2009 and forward
United Kingdom	2013 and forward
Australia	2011 and forward
Asia	2009 and forward

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

14.	COMMITMENTS AND CONTINGENT LIABILITIES:

The Company operates various production, warehouse and office facilities and equipment under operating lease agreements.  Annual rentals under these and other operating leases were $31,766, $21,849 and $17,664 in fiscal 2015, 2014 and 2013, respectively.  Future minimum rental commitments under non-cancelable operating lease arrangements for fiscal years 2016 through 2020 are $17,149, $11,404, $6,544, $4,747 and $2,460, respectively.

The Company is party to various legal proceedings, the eventual outcome of which are not predictable.  Although the ultimate disposition of these proceedings is not presently determinable, management is of the opinion that they should not result in liabilities in an amount which would materially affect the Company's consolidated financial position, results of operations or cash flows.

The Company has employment agreements with certain employees, the terms of which expire at various dates between fiscal 2016 and 2019.  The agreements generally provide for base salary and bonus levels and include non-compete provisions.  The aggregate commitment for salaries under these agreements at September 30, 2015 was $8,401.

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

At September 30, 2015, an accrual of $4,349 had been recorded for environmental remediation (of which $1,239 was classified in other current liabilities), representing management's best estimate of the probable and reasonably estimable costs of the Company's known remediation obligations.  The accrual does not consider the effects of inflation and anticipated expenditures are not discounted to their present value.  While final resolution of these contingencies could result in costs different than current accruals, management believes the ultimate outcome will not have a significant effect on the Company's consolidated results of operations or financial position.

16.	SUPPLEMENTAL CASH FLOW INFORMATION:

Changes in working capital items as presented in the Consolidated Statements of Cash Flows consisted of the following:

	2015	2014	2013
Current assets:
Accounts receivable	$7,566	$(13,492)	$(2,786)
Inventories	17,001	4,429	3,827
Other current assets	(14,567)	(9,531)	1,350
	10,000	(18,594)	2,391
Current liabilities:
Trade accounts payable	(9,103)	5,720	(1,205)
Accrued compensation	(183)	(2,504)	7,143
Accrued income taxes	3,389	1,330	(2,278)
Other current liabilities	(6,854)	7,883	(9,054)
	(12,751)	12,429	(5,394)
Net change	$(2,751)	$(6,165)	$(3,003)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

17.	SEGMENT INFORMATION:

Beginning October 1, 2014, the Company realigned its operations into three reporting segments, SGK Brand Solutions, Memorialization and Industrial. The SGK Brand Solutions segment is comprised of the graphics imaging business, including Schawk, and the merchandising solutions operations. The Memorialization segment is comprised of the Company's cemetery products, funeral home products and cremation operations.  The Industrial segment is comprised of the Company's marking and automation products and fulfillment systems.  Prior periods have been revised to conform with the current presentation.  Management evaluates segment performance based on operating profit (before income taxes) and does not allocate non-operating items such as investment income, interest expense, other income (deductions), net and noncontrolling interests.

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

Information about the Company's segments follows:

	SGK Brand Solutions	Memorialization	Industrial	Other	Consolidated
Sales to external customers:
2015	$798,339	$508,058	$119,671	$-	$1,426,068
2014	497,328	508,420	100,849	-	1,106,597
2013	373,941	517,911	93,505	-	985,357
Intersegment sales:
2015	478	77	25	-	580
2014	463	35	31	-	529
2013	464	12	10	-	486
Depreciation and amortization:
2015	46,594	12,410	2,294	1,322	62,620
2014	27,700	11,486	2,203	1,475	42,864
2013	24,292	10,652	1,675	1,246	37,865
Operating profit:
2015	21,864	70,064	13,095	-	105,023
2014	2,536	67,937	11,049	-	81,522
2013	13,999	71,754	8,862	-	94,615
Total assets:
2015	1,171,914	766,089	116,867	108,148	2,163,018
2014	1,278,869	557,089	115,470	72,620	2,024,048
2013	495,808	536,890	113,420	63,144	1,209,262
Capital expenditures:
2015	23,676	10,922	5,866	7,787	48,251
2014	16,734	8,257	3,325	921	29,237
2013	9,764	10,988	2,904	1,268	24,924

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

17.	SEGMENT INFORMATION (continued)

Information about the Company's operations by geographic area follows:

	United States	Central and South America	Canada	Europe	Australia	Asia	Consolidated

Sales to external customers:
2015	$936,513	$8,806	$30,367	$398,533	$21,225	$30,624	$1,426,068
2014	676,764	3,272	14,471	380,229	13,994	17,867	1,106,597
2013	617,371	-	12,014	328,266	13,534	14,172	985,357

Long-lived assets:
2015	1,016,703	17,488	41,690	349,533	22,072	50,650	1,498,136
2014	918,996	10,739	36,543	391,944	21,300	31,122	1,410,644
2013	421,697	3,731	483	324,731	6,338	13,404	770,384

18.	ACQUISITIONS:

Fiscal 2015:

On August 19, 2015, the Company completed the acquisition of Aurora for $211,604 (net of cash acquired), subject to a working capital adjustment.  The preliminary allocation of the purchase price resulted in goodwill of $73,623, which was assigned to the Memorialization segment, $76,340 of intangible assets, of which $30,540 is not subject to amortization, $29,026 of property, plant and equipment, and $32,615 of other net assets, primarily working capital.  Approximately $43,000 of the goodwill is expected to be deductible for tax purposes.  Aurora provides burial, cremation, and technology products to funeral home clients and distributors in the United States and Canada.  In the year ended December 31, 2014, Aurora reported revenue of approximately $142,000.  The acquisition is designed to expand the Company's memorialization product offerings and geographic distribution footprint in the United States.

Fiscal 2014:

On July 29, 2014, the Company acquired Schawk, a leading global brand development, activation and deployment company headquartered in Des Plaines, Illinois.  Under the terms of the transaction, Schawk shareholders received $11.80 cash and 0.20582 shares of Matthews' common stock for each Schawk share held.  Based on the closing price of Matthews' stock on July 28, 2014, the transaction represented an implied price of $20.74 per share and a total enterprise value (which included outstanding debt, net of cash acquired) of $616,686.  Schawk provides comprehensive brand development and brand deployment services to clients primarily in the consumer packaged goods, retail and life sciences markets.  Schawk creates and sells its clients' brands, produces brand assets and protects brand equities to help drive brand performance.  Schawk delivers its services through more than 155 locations in over 20 countries across North and South America, Europe, Asia and Australia.  During fiscal 2015, the Company finalized the allocation of purchase price related to the Schawk acquisition, resulting in immaterial adjustments to property, plant and equipment, goodwill, other intangible assets, certain working capital accounts, and deferred taxes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

18.	ACQUISITIONS (continued)

The following information presents a summary of the consolidated results of Matthews combined with Schawk as if the acquisition had occurred on October 1, 2012:

		Pro Forma Combined
	2015	2014	2013
Sales	$1,426,068	$1,458,277	$1,430,843
Income before income taxes	89,652	89,779	41,271
Net income	63,449	63,586	29,470
Earnings per share	$1.91	$1.93	$0.89

The unaudited pro forma results for fiscal 2014 and 2013 have been prepared for comparative purposes only and include certain adjustments, such as interest expense on acquisition debt and acquisition related costs.  The pro forma information does not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred on the date indicated, or which may result in the future.

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

In December 2012, the Company acquired Pyramid Controls, Inc. and its affiliate, Pyramid Control Systems (collectively, "Pyramid").  Pyramid is a provider of warehouse control systems and conveyor control solutions for distribution centers.  The acquisition was designed to expand Matthews' fulfillment products and services in the warehouse management market.   The initial purchase price for the transaction was $26,178, plus additional consideration of $3,703 paid in fiscal 2014 based on operating results.

In November 2012, the Company acquired Wetzel Holding AG, Wetzel GmbH and certain related affiliates (collectively, "Wetzel").  Wetzel is a leading European provider of pre-press services and gravure printing forms, with manufacturing operations in Germany and Poland.  Wetzel's products and services are sold primary within Europe, and the acquisition was designed to expand Matthews' products and services in the global graphics imaging market.  The purchase price for Wetzel was 42.6 million Euros ($54,748) on a cash-free, debt-free basis.

The Company has completed the allocation of purchase price for all fiscal 2013 acquisitions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

19.	GOODWILL AND OTHER INTANGIBLE ASSETS:

Changes to goodwill during the years ended September 30, 2015 and 2014, follow.

	SGK Brand Solutions	Memorialization	Industrial	Consolidated

Goodwill	$204,331	$280,326	$50,646	$535,303
Accumulated impairment losses	(5,752)	(5,000)	-	(10,752)
Balance at September 30, 2013	198,579	272,326	50,646	524,551

Additions during period	312,403	-	288	312,691
Translation and other adjustments	(15,684)	(2,044)	(47)	(17,775)
Goodwill	501,050	278,282	50,887	830,219
Accumulated impairment losses	(5,752)	(5,000)	-	(10,752)
Balance at September 30, 2014	495,298	273,282	50,887	819,467

Additions during period	250	73,623	2,226	76,099
Translation and other adjustments	(34,653)	(4,959)	(226)	(39,838)
Goodwill	466,647	346,946	52,887	866,480
Accumulated impairment losses	(5,752)	(5,000)	-	(10,752)
Balance at September 30, 2015	$460,895	$341,946	$52,887	$855,728

The Company performed its annual impairment review of goodwill in the second quarter of fiscal 2015 and determined that estimated fair value for all reporting units exceeded carrying value, therefore no adjustments to the carrying value of goodwill were necessary.

In fiscal 2015, the addition to Memorialization goodwill primarily reflects the acquisition of Aurora, and the addition to Industrial goodwill primarily reflects the acquisition of a small printing products business. The amount reflected in translation and other adjustments for the SGK Brand Solutions segment includes the impact of purchase price adjustments.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

19.                GOODWILL AND OTHER INTANGIBLE ASSETS (continued)

The following tables summarize the carrying amounts and related accumulated amortization for intangible assets as of September 30, 2015 and 2014, respectively.

	Carrying	Accumulated
	Amount	Amortization	Net
September 30, 2015:
Trade names	$168,467	$- *	$168,467
Trade names	1,815	(1,718)	97
Customer relationships	296,689	(51,393)	245,296
Copyrights/patents/other	11,389	(10,249)	1,140
	$478,360	$(63,360)	$415,000

September 30, 2014:
Trade names	$142,529	$- *	$142,529
Trade names	2,854	(2,121)	733
Customer relationships	258,441	(24,785)	233,656
Copyrights/patents/other	14,528	(9,584)	4,944
	$418,352	$(36,490)	$381,862
*Not subject to amortization

The net change in intangible assets during fiscal 2015 included an increase for the acquisition of Aurora, the impact of foreign currency fluctuations during the period, additional amortization, and trade name write-offs of approximately $4,842 in the SGK Brand Solutions segment, which resulted from the discontinuance of certain legacy trade names in connection with the integration of Schawk.  In addition, the Company completed the sale of a majority ownership in its Schawk Digital Solutions business, which was acquired in 2014 as part of the Schawk acquisition.  Net proceeds from this transaction totaled approximately $10,400, and the sale primarily resulted in the disposal of working capital and intangible assets, and the recognition of a cost-basis investment in this business.  No gain or loss was recognized on the sale.  The net change in intangible assets during fiscal 2014 included an increase for the acquisition of Schawk, foreign currency fluctuations during the period and additional amortization.

Amortization expense on intangible assets was $18,800, $7,318, and $4,156 in fiscal 2015, 2014 and 2013, respectively. Fiscal year amortization expense is estimated to be $21,462 in 2016, $20,315 in 2017, $19,020 in 2018, $17,985 in 2019 and $16,866 in 2020.

20.	ACCOUNTING PRONOUNCEMENTS:

In September 2015, the Financial Accounting Standards Board ("FASB") issued new guidance intended to simplify the accounting for measurement period adjustments in a business combination. Measurement period adjustments are changes to provisional amounts recorded when the accounting for a business combination is incomplete as of the end of a reporting period. The measurement period can extend for up to a year following the transaction date. During the measurement period, companies may make adjustments to provisional amounts when information necessary to complete the measurement is received. The new guidance requires companies to recognize these adjustments, including any related impacts to net income, in the reporting period in which the adjustments are determined. Companies are no longer required to retroactively apply measurement period adjustments to all periods presented. Matthews early-adopted this ASU in the fourth quarter of fiscal 2015. The adoption of this ASU did not have a material impact on our financial statements and related disclosures.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

20.	ACCOUNTING PRONOUNCEMENTS (continued)

In July 2015, the FASB issued new guidance to simplify the measurement of inventory valuation at the lower of cost or net realizable value.  Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.  The new inventory measurement requirements are effective for the Company's 2017 fiscal year, and will replace the current inventory valuation guidance that requires the use of a lower of cost or market framework.  The adoption of these changes is not expected to have a material impact on the Company's consolidated financial statements.

In April 2015, the FASB issued new guidance intended to simplify the presentation of debt issuance costs. The new guidance requires that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of debt, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this new guidance. The new requirements will be effective for the Company beginning in fiscal year 2017, and are not expected to have a material impact on the Company's consolidated financial statements.

In June 2014, the FASB issued new guidance on the accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period.  This guidance is effective for Matthews beginning January 1, 2016 and will not have a material impact on the Company's consolidated financial statements.

In May 2014, the FASB issued Accounting Standards Update (ASU) 2014-09, "Revenue from Contracts with Customers: Topic 606". This ASU replaces nearly all existing U.S. GAAP guidance on revenue recognition. The standard prescribes a five-step model for recognizing revenue, the application of which will require significant judgment.  The FASB issued ASU 2015-14 in August 2015 which resulted in a deferral of the original effective date of ASU 2014-09.  This standard is now effective for Matthews beginning October 1, 2018. The Company is in the process of assessing the impact the adoption of this ASU will have on its consolidated financial statements.

In January 2014, the FASB issued new guidance on accounting for certain receive-variable, pay-fixed interest rate swaps.  This guidance provides companies with a practical expedient to qualify for cash flow hedge accounting.  The guidance was effective for Matthews beginning in fiscal 2015, and did not have a material impact on the Company's consolidated financial statements.

SUPPLEMENTARY FINANCIAL INFORMATION

Selected Quarterly Financial Data (Unaudited):

The following table sets forth certain items included in the Company's unaudited consolidated financial statements for each quarter of fiscal 2015 and fiscal 2014.  Information presented for the quarters ended December 31, 2014 and March 31, 2015 has been revised to reflect additional expense related to a theft of funds by an employee that had occurred over a multi-year period.  Net income attributable to Matthews shareholders was adjusted by $591 and $601 for the first and second quarters of fiscal 2015, respectively.  Diluted earnings per share was adjusted by $0.02 for the first and second quarters of fiscal 2015.  Basic earnings per share was adjusted by $0.01 and $0.02 for the first and second quarters of fiscal 2015, respectively.

	Quarter Ended
	December 31	March 31	June 30	September 30	Year Ended September 30
	(Dollar amounts in thousands, except per share data)
FISCAL YEAR 2015:

Sales	$343,584	$349,394	$364,752	$368,338	$1,426,068

Gross profit	124,670	127,695	135,436	141,574	529,375

Operating profit	25,585	19,275	27,405	32,758	105,023

Net income attributable to Matthews shareholders	14,360	8,975	23,140	16,974	63,449

Earnings per share:
Basic	$.44	$.27	$.70	$.52	$1.93
Diluted	.43	.27	.70	.51	1.91

FISCAL YEAR 2014:

Sales	229,945	$246,837	$279,983	$349,832	$1,106,597

Gross profit	81,376	90,182	104,230	116,708	392,496

Operating profit	14,679	20,543	31,830	14,470	81,522

Net income attributable to Matthews shareholders	7,787	10,992	19,041	4,805	42,625

Earnings per share
Basic	$.29	$.40	$.70	$.15	$1.51
Diluted	.29	.40	.69	.15	1.49

FINANCIAL STATEMENT SCHEDULE

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at		Charged to
	beginning of	Charged to	other		Balance at
Description	period	expense	Accounts(1)	Deductions(2)	end of period
	(Dollar amounts in thousands)
Allowance for Doubtful Accounts:
Fiscal Year Ended:
September 30, 2015	$10,937	$2,101	$(134)	$(2,889)	$10,015
September 30, 2014	10,009	2,223	883	(2,178)	10,937
September 30, 2013	11,177	595	306	(2,069)	10,009

(1)	Amount comprised principally of acquisitions and purchase accounting adjustments in connection with acquisitions, and amounts reclassified to other accounts.
(2)	Amounts determined not to be collectible (including direct write-offs), net of recoveries.

		Provision
	Balance at	Charged		Other
	beginning of	(Credited)	Allowance	Additions	Balance at
Description	period	To expense(1)	Changes(2)	(Deductions)(3)	end of period
	(Dollar amounts in thousands)
Deferred Tax Asset Valuation Allowance:
Fiscal Year Ended:
September 30, 2015	$24,540	$399	$(1,705)	$(2,257)	$20,977
September 30, 2014	2,234	1,224	22,098	(1,016)	24,540
September 30, 2013	1,627	512	-	95	2,234

(1)	Amounts relate primarily to the adjustments in net operating loss carryforwards which are precluded from use.
(2)	Fiscal year 2015 amounts primarily reflect a release of a valuation allowance resulting from a fiscal 2015 legal structure reorganization in foreign jurisdictions that enabled the utilization of certain tax attributes. Fiscal year 2014 amounts are comprised of reductions in net operating loss carryforwards which are precluded from use of $1,332 and purchase accounting adjustments of $23,430.
(3)	Consists principally of adjustments related to foreign exchange.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no changes in accountants or disagreements on accounting or financial disclosure between the Company and PricewaterhouseCoopers LLP, the Company's independent registered public accounting firm, for the fiscal years ended September 30, 2015, 2014 and 2013.

ITEM 9A.  CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures.

The Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) are designed to provide reasonable assurance that information required to be disclosed in the Company's reports filed under the Exchange Act, such as this Annual Report on Form 10-K, are recorded, processed, summarized and reported within the time periods specified in the rules of the Securities and Exchange Commission ("SEC"). These disclosure controls and procedures also are designed to provide reasonable assurance that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures in effect as of September 30, 2015. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2015, the Company's disclosure controls and procedures were effective to provide reasonable assurance that material information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, and that such information is recorded, processed, summarized and properly reported within the appropriate time period, relating to the Company and its consolidated subsidiaries, required to be included in the Exchange Act reports, including this Annual Report on Form 10-K.

Remediation of Previously Disclosed Material Weakness

Management previously reported a material weakness in the Company's internal control over financial reporting, related to the design of the internal controls over segregation of duties within the treasury process, in its Annual Report on Form 10-K/A for the year ended September 30, 2014. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. The design of the internal controls over segregation of duties within the treasury process was determined to constitute a material weakness, which resulted in a cumulative loss of $14.8 million that was not previously recorded in the Company's financial statements.  Specifically, an individual with the ability to execute cash transactions was responsible for providing the third-party source documents used in the cash reconciliation process.  This resulted in an overstatement of our previously reported cash balance and resulted in the revision to our previously issued consolidated financial statements for the years ended September 30, 2014, 2013 and 2012.  Additionally, it was determined that this could have resulted in further misstatements of the aforementioned accounts and disclosures that would result in a material misstatement of the consolidated financial statements that would not be prevented or detected.  Accordingly, the internal control over segregation of duties within the treasury process was determined to constitute a material weakness in internal control over financial reporting.

ITEM 9A.	CONTROLS AND PROCEDURES, continued

In response to the material weakness, management took immediate action to remediate the material weakness and implemented changes in the design of this internal control to ensure appropriate segregation of duties within the Company's treasury process.  Specifically, the Company implemented changes over the segregation of duties related to obtaining the third-party source documents used in the cash reconciliation process. The Company has completed the documentation and testing of the corrective actions described above for a sufficient number of periods in order to conclude that the material weakness has been remediated as of September 30, 2015.

(b) Management's Report on Internal Control over Financial Reporting.

Management's Report on Internal Control over Financial Reporting is included in Management's Report to Shareholders in Item 8 of this Annual Report on Form 10-K.

 (c) Report of Independent Registered Public Accounting Firm.

The Company's internal control over financial reporting as of September 30, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 of this Annual Report on Form 10-K.

(d) Changes in Internal Control over Financial Reporting.

Other than the remediation of the previously reported material weakness described above, there have been no changes in the Company's internal controls over financial reporting that occurred during the fourth fiscal quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART III

ITEM 10.  DIRECTORS, OFFICERS and EXECUTIVE MANAGEMENT OF THE REGISTRANT.

In addition to the information reported in Part I of this Annual Report on Form 10-K, under the caption "Officers and Executive Management of the Registrant", the information required by this item as to the directors of the Company is hereby incorporated by reference from the information appearing under the captions "General Information Regarding Corporate Governance – Audit Committee", "Proposal No. 1 – Elections of Directors" and "Compliance with Section 16(a) of the Exchange Act" in the Company's definitive proxy statement, which involves the election of the directors and is to be filed with the Securities and Exchange Commission (the "SEC") pursuant to the Exchange Act, within 120 days of the end of the Company's fiscal year ended September 30, 2015.

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

ITEM 11.  EXECUTIVE COMPENSATION.

The information required by this item as to the compensation of directors and executive management of the Company is hereby incorporated by reference from the information appearing under the captions "Compensation of Directors" and "Executive Compensation and Retirement Benefits" in the Company's definitive proxy statement which involves the election of directors and is to be filed with the SEC pursuant to the Exchange Act, within 120 days of the end of the Company's fiscal year ended September 30, 2015.  The information contained in the "Compensation Committee Report" is specifically not incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by this item as to the ownership by management and others of securities of the Company is hereby incorporated by reference from the information appearing under the caption "Stock Ownership" in the Company's definitive proxy statement which involves the election of directors and is to be filed with the SEC pursuant to the Exchange Act, within 120 days of the end of the Company's fiscal year ended September 30, 2015.

Equity Compensation Plans:

The Company maintains an equity incentive plan (the "2012 Plan") that provides for grants of stock options, restricted shares, stock-based performance units and certain other types of stock-based awards.  The Company also maintains stock incentive plans (the "1992 Incentive Stock Plan" and the "2007 Equity Incentive Plan") that previously provided for grants of stock options, restricted shares and certain other types of stock-based awards.  Under the 2012 Plan, which has a ten-year term, the maximum number of shares available for grants or awards is an aggregate of 2,500,000.  There will be no further grants under the 2007 Equity Incentive Plan or the 1992 Incentive Stock Plan.  At September 30, 2015, there were 1,476,798 shares reserved for future issuance under the 2012 Plan. All plans are administered by the Compensation Committee of the Board of Directors.

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

The Company maintains the 1994 Director Fee Plan (the "1994 Director Fee Plan"), and the 2014 Director Fee Plan (the "2014 Director Fee Plan") (collectively, the "Director Fee Plans").  There will be no further fees or share-based awards under the 1994 Director Fee Plan.  Under the 2014 Director Fee Plan, directors (except for the Chairman of the Board) who are not also officers of the Company each receive, as an annual retainer fee, either cash or shares of the Company's Class A Common Stock with a value equal to $75,000.  The annual retainer fee paid to a non-employee Chairman of the Board is $175,000.  Where the annual retainer fee is provided in shares, each director may elect to be paid these shares on a current basis or have such shares credited to a deferred stock account as phantom stock, with such shares to be paid to the director subsequent to leaving the Board.  The value of deferred shares is recorded in other liabilities.  A total of 17,005 shares had been deferred under the Director Fee Plans at September 30, 2015.  Additionally, directors who are not also officers of the Company each receive an annual stock-based grant (non-statutory stock options, stock appreciation rights and/or restricted shares) with a value of $110,000.  A total of 22,300 stock options have been granted under the Director Fee Plans.  At September 30, 2015, there were no options outstanding. Additionally, 136,568 shares of restricted stock have been granted under the Director Fee Plans, 33,418 of which were unvested at September 30, 2015.  A total of 150,000 shares have been authorized to be issued under the 2014 Director Fee Plan.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, continued

The following table provides information about grants under the Company's equity compensation plans as of September 30, 2015:

	Equity Compensation Plan Information
			Number of securities
			remaining available
			for future issuance
	Number of securities	Weighted-average	under equity
	to be issued upon	exercise price	compensation plans
	exercise of	of outstanding	(excluding
	outstanding options,	options, warrants	securities reflected
Plan category	warrants and rights	and rights	in column (a))
	(a)	(b)	(c)
Equity compensation plans
approved by security holders:
1992 Stock Incentive Plan	337,938	$39.19	-	(1)
2007 Equity Incentive Plan	-	-	-	(2)
2012 Equity Incentive Plan	-	-	1,476,798	(3)
Employee Stock Purchase Plan	-	-	1,580,994	(4)
1994 Director Fee Plan	17,005	-	-	(5)
2014 Director Fee Plan	-	-	116,582	(6)
Equity compensation plans not approved by security holders	None	None	None
Total	354,943	$39.19	3,174,374

(1)	As a result of the approval of the 2007 Equity Incentive Plan, no further grants or awards will be made under the 1992 Incentive Stock Plan.
(2)	As a result of the approval of the 2012 Equity Incentive Plan, no further grants or awards will be made under the 2007 Incentive Stock Plan.
(3)	The 2012 Equity Incentive Plan was approved in February 2013. The Plan provides for the grant or award of stock options, restricted shares, stock-based performance units and certain other types of stock based awards, with a maximum of 2,500,000 shares available for grants or awards.
(4)	Shares under the Employee Stock Purchase Plan (the "Plan") are purchased in the open market by employees at the fair market value of the Company's stock. The Company provides a matching contribution of 10% of such purchases subject to certain limitations under the Plan. As the Plan is an open market purchase plan, it does not have a dilutive effect.
(5)	As a result of the approval of the 2014 Director Fee Plan, no further grants or awards will be made under the 1994 Director Fee Plan.
(6)	Shares of restricted stock may be issued under the 2014 Director Fee Plan. The maximum number of shares authorized to be issued under the Director Fee Plan is 150,000 shares.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this item as to certain relationships and transactions with management and other related parties of the Company is hereby incorporated by reference from the information appearing under the captions "Proposal No. 1 – Election of Directors" and "Certain Transactions" in the Company's definitive proxy statement, which involves the election of directors and is to be filed with the SEC pursuant to the Exchange Act, within 120 days of the end of the Company's fiscal year ended September 30, 2015.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item as to the fees billed and the services provided by the principal accounting firm of the Company is hereby incorporated by reference from the information appearing under the caption "Relationship with Independent Registered Public Accounting Firm" in the Company's definitive proxy statement, which involves the election of directors and is to be filed with the SEC pursuant to the Exchange Act within 120 days of the end of the Company's fiscal year ended September 30, 2015.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) 1.  Financial Statements:

The following items are included in Part II, Item 8:

2.	Financial Statement Schedules:

Schedule II - Valuation and Qualifying Accounts is included on page 73 in Part II, Item 8 of this Annual Report on Form 10-K.

3.	Exhibits Filed:

The index to exhibits is on pages 82-84.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 24, 2015.

MATTHEWS INTERNATIONAL CORPORATION
(Registrant)

By	/s/ Joseph C. Bartolacci
Joseph C. Bartolacci
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on November 24, 2015:

/s/ Joseph C. Bartolacci	/s/ Steven F. Nicola
Joseph C. Bartolacci	Steven F. Nicola
President and Chief Executive Officer	Chief Financial Officer and Secretary
(Principal Executive Officer)	(Principal Financial and Accounting Officer)

/s/ John D. Turner	/s/ Morgan K. O'Brien
John D. Turner, Chairman of the Board	Morgan K. O'Brien, Director

/s/ Gregory S. Babe	/s/ John P. O'Leary, Jr.
Gregory S. Babe, Director	John P. O'Leary, Jr., Director

/s/ Katherine E. Dietze	/s/ Don W. Quigley, Jr.
Katherine E. Dietze, Director	Don W. Quigley, Jr., Director

/s/ Terry L. Dunlap	/s/ David A. Schawk
Terry L. Dunlap, Director	David A. Schawk, Director

/s/ Alvaro Garcia-Tunon	/s/ Jerry R. Whitaker
Alvaro Garcia-Tunon, Director	Jerry R. Whitaker, Director

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
EXHIBITS
INDEX

The following Exhibits to this report are filed herewith or, if marked with an asterisk (*), are incorporated by reference.  Exhibits marked with an "a" represent a management contract or compensatory plan, contract or arrangement required to be filed by Item 601(b)(10)(iii) of Regulation S-K.

Exhibit No.	Description	Prior Filing or Sequential Page Numbers Herein

2.1	Agreement and Plan of Merger and Reorganization, dated as of March 16, 2014, by and among Matthews International Corporation, Moonlight Merger Sub Corp., Moonlight Merger Sub LLC and Schawk, Inc.*	Exhibit Number 2.1 to the Current Report on Form 8-K filed on March 19, 2014

2.2
Purchase Agreement, dated June 8, 2015, by and among Matthews International Corporation, a Pennsylvania corporation, The York Group, Inc., a Delaware corporation, Aurora Products Group, LLC, each of the persons listed on Annex A thereto, and Kohlberg management VII, L.P., in its capacity as the seller's representative*
Exhibit Number 2.1 to the Current Report on Form 8-K filed on June 11, 2015

3.1	Restated Articles of Incorporation*	Exhibit Number 3.1 to the Annual Report on Form 10-K for the year ended September 30, 1994

3.2	Restated By-laws*	Exhibit Number 3.1 to the Current Report on Form 8-K filed on April 29, 2015

4.1 a	Form of Revised Option Agreement of Repurchase (effective October 1, 1993)*	Exhibit Number 4.5 to the Annual Report on Form 10-K for the year ended September 30, 1993

4.2	Form of Share Certificate for Class A Common Stock*	Exhibit Number 4.9 to the Annual Report on Form 10-K for the year ended September 30, 1994

10.1	First Amended and Restated Loan Agreement*	Exhibit Number 10.1 to the Current Report on Form 8-K filed on July 22, 2013

10.2	First Amendment to the First Amended and Restated Loan Agreement*	Exhibit Number 10.1 to the Current Report on Form 8-K filed on August 1, 2014

10.3	Second Amendment to the First Amended and Restated Loan Agreement*	Exhibit Number 10.2 to the Current Report on Form 8-K filed on August 1, 2014

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
INDEX, Continued
Exhibit No.	Description	Prior Filing or Sequential Page Numbers Herein

10.4	Third Amendment to the First Amended and Restated Loan Agreement*	Exhibit Number 10.4 to the Annual Report on Form 10-K for the year ended September 30, 2014

10.5	Fourth Amendment to the First Amended and Restated Loan Agreement*	Exhibit Number 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2015

10.6	Fifth Amendment to the First Amended and Restated Loan Agreement*	Exhibit Number 10.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2015

10.7	Voting and Support Agreement, dated March 16, 2014, by and among Matthews International Corporation and the Stockholders of Schawk, Inc.*	Exhibit Number 10.1 to the Current Report on Form 8-K filed on March 19, 2014

10.8	Shareholder's Agreement, dated as of March 16, 2014, by and among Matthews International Corporation, the Shareholders named therein and David A. Schawk, in his capacity as the Family Representative*	Exhibit Number 10.2 to the Current Report on Form 8-K filed on March 19, 2014

10.9 a	Employment Agreement as of the 29th day of July 2014, by and between Matthews International Corporation, a Pennsylvania corporation, and David Schawk	Exhibit A to the Definitive Proxy Statement on Schedule 14A filed on January 20, 2015

10.10 a	Supplemental Retirement Plan (as amended through April 23, 2009)*	Exhibit Number 10.5 to the Annual Report on Form 10-K for the year ended September 30, 2010

10.11 a	Officers Retirement Restoration Plan (effective April 23, 2009)*	Exhibit Number 10.6 to the Annual Report on Form 10-K for the year ended September 30, 2009

10.12 a	1992 Stock Incentive Plan (as amended through April 25, 2006)*	Exhibit Number 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2006

10.13 a	Form of Stock Option Agreement*	Exhibit Number 10.7 to the Annual Report on Form 10-K for the year ended September 30, 2008

10.14 a	Form of Restricted Stock Agreement*	Exhibit Number 10.8 to the Annual Report on Form 10-K for the year ended September 30, 2008

10.15 a	1994 Director Fee Plan (as amended through April 22, 2010)*	Exhibit Number 10.7 to the Annual Report on Form 10-K for the year ended September 30, 2013

10.16 a	2014 Director Fee Plan*	Exhibit A to the Definitive Proxy Statement on Schedule 14A filed on January 21, 2014

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
INDEX, Continued
Exhibit No.	Description	Prior Filing or Sequential Page Numbers Herein

10.17 a	1994 Employee Stock Purchase Plan*	Exhibit Number 10.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1995

10.18 a	2007 Equity Incentive Plan (as amended through September 26, 2008)*	Exhibit Number 10.11 to the Annual Report on Form 10-K for the year ended September 30, 2008

10.19 a	2010 Incentive Compensation Plan*	Exhibit A to the Definitive Proxy Statement on Schedule 14A filed on January 18, 2011

10.20 a	2012 Equity Incentive Plan*	Exhibit A to the Definitive Proxy Statement on Schedule 14A filed on January 22, 2013

14.1	Form of Code of Ethics Applicable to Executive Management *	Exhibit Number 14.1 to the Annual Report on Form 10-K for the year ended September 30, 2004

21	Subsidiaries of the Registrant	Filed Herewith

23	Consent of Independent Registered Public Accounting Firm	Filed Herewith

31.1	Certification of Principal Executive Officer for Joseph C. Bartolacci	Filed Herewith

31.2	Certification of Principal Financial Officer for Steven F. Nicola	Filed Herewith

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Joseph C. Bartolacci	Filed Herewith

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Steven F. Nicola	Filed Herewith

Copies of any Exhibits will be furnished to shareholders upon written request.  Requests should be directed to Mr. Steven F. Nicola, Chief Financial Officer and Secretary of the Registrant.