Form 10-Q
period 2015-12-31
MATTHEWS INTERNATIONAL CORP
filed 2016-01-29
CIK 63296

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10‑Q

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Quarterly Period Ended December 31, 2015

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

As of December 31, 2015, shares of common stock outstanding were:

Class A Common Stock 33,016,114 shares

PART I ‑ FINANCIAL INFORMATION
MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollar amounts in thousands)

	December 31, 2015		September 30, 2015

ASSETS
Current assets:
Cash and cash equivalents		$65,106		$72,196
Restricted cash		12,925		12,925
Accounts receivable, net		268,071		283,963
Inventories		171,633		171,423
Other current assets		66,833		64,394

Total current assets		584,568		604,901

Investments		25,878		25,517
Property, plant and equipment: Cost	$518,798		$501,595
Less accumulated depreciation	(292,026)		(274,187)
		226,772		227,408
Deferred income taxes		13,190		20,691
Other assets		15,576		13,773
Goodwill		851,474		855,728
Other intangible assets, net		408,742		415,000

Total assets		$2,126,200		$2,163,018

LIABILITIES
Current liabilities:
Long-term debt, current maturities		$12,389		$11,737
Trade accounts payable		62,788		68,896
Accrued compensation		45,802		63,931
Accrued income taxes		12,040		11,448
Other current liabilities		90,437		92,731

Total current liabilities		223,456		248,743

Long-term debt		901,460		891,217
Accrued pension		97,082		95,753
Postretirement benefits		19,356		19,415
Deferred income taxes		137,791		144,705
Other liabilities		27,326		29,139
Total liabilities		1,406,471		1,428,972

SHAREHOLDERS' EQUITY
Shareholders' equity-Matthews:
Common stock	$36,334		$36,334
Additional paid-in capital	108,730		115,890
Retained earnings	843,655		843,955
Accumulated other comprehensive loss	(157,711)		(150,326)
Treasury stock, at cost	(112,907)		(115,033)
Total shareholders' equity-Matthews		718,101		730,820
Noncontrolling interests		1,628		3,226
Total shareholders' equity		719,729		734,046

Total liabilities and shareholders' equity		$2,126,200		$2,163,018

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended
	December 31,
	2015	2014

Sales	$354,232	$343,584
Cost of sales	(227,665)	(218,914)

Gross profit	126,567	124,670

Selling and administrative expenses	(114,529)	(99,085)

Operating profit	12,038	25,585

Investment income	701	271
Interest expense	(5,840)	(5,333)
Other income (deductions), net	(874)	(1,304)

Income before income taxes	6,025	19,219

Income taxes	(1,522)	(4,974)

Net income	4,503	14,245

Net loss attributable to noncontrolling interests	111	115

Net income attributable to Matthews shareholders	$4,614	$14,360

Earnings per share attributable to Matthews shareholders:
Basic	$.14	$.44

Diluted	$.14	$.43

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Dollar amounts in thousands)

	Three Months Ended December 31,
	Matthews		Noncontrolling Interest		Total
	2015	2014	2015	2014	2015	2014

Net income (loss):	$4,614	$14,360	$(111)	$(115)	$4,503	$14,245
Other comprehensive (loss) income ("OCI"), net of tax:
Foreign currency translation adjustment	(10,069)	(26,282)	(53)	(10)	(10,122)	(26,292)
Pension plans and other postretirement Benefits	1,102	925	-	-	1,102	925

Unrecognized gain (loss) on derivatives:
Net change from periodic revaluation	1,076	(1,468)	-	-	1,076	(1,468)
Net amount reclassified to earnings	506	657	-	-	506	657
Net change in unrecognized gain (loss) on
derivatives	1,582	(811)	-	-	1,582	(811)
Other comprehensive loss, net of tax	(7,385)	(26,168)	(53)	(10)	(7,438)	(26,178)
Comprehensive loss	$(2,771)	$(11,808)	$(164)	$(125)	$(2,935)	$(11,933)

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
for the three months ended December 31, 2015 and 2014 (Unaudited)
(Dollar amounts in thousands, except per share data)

		Shareholders' Equity
				Accumulated
		Additional		Other		Non-
	Common	Paid-in	Retained	Comprehensive	Treasury	controlling
	Stock	Capital	Earnings	(Loss) Income	Stock	interests	Total
Balance, September 30, 2014	$36,334	$113,225	$798,353	$(66,817)	$(109,950)	$4,061	$775,206
Net income (loss)	-	-	14,360	-	-	(115)	14,245
Minimum pension liability	-	-	-	925	-	-	925
Translation adjustment	-	-	-	(26,282)	-	(10)	(26,292)
Fair value of derivatives	-	-	-	(811)	-	-	(811)
Total comprehensive loss							(11,933)
Stock-based compensation	-	2,525	-	-	-	-	2,525
Purchase of 173,749 shares of treasury stock	-	-	-	-	(8,016)	-	(8,016)
Issuance of 303,214 shares of treasury stock	-	(6,164)	-	-	9,753	-	3,589
Cancellation of 32,739 Shares of treasury stock		1,201			(1,201)
Dividends, $.13 per share	-	-	(4,302)	-	-	-	(4,302)
Balance, December 31, 2014	$36,334	$110,787	$808,411	$(92,985)	$(109,414)	$3,936	$757,069

	Shareholders' Equity
				Accumulated
		Additional		Other		Non-
	Common	Paid-in	Retained	Comprehensive	Treasury	controlling
	Stock	Capital	Earnings	(Loss) Income	Stock	interests	Total
Balance, September 30, 2015	$36,334	$115,890	$843,955	$(150,326)	$(115,033)	$3,226	$734,046
Net income (loss)	-	-	4,614	-	-	(111)	4,503
Minimum pension liability	-	-	-	1,102	-	-	1,102
Translation adjustment	-	-	-	(10,069)	-	(53)	(10,122)
Fair value of derivatives	-	-	-	1,582	-	-	1,582
Total comprehensive loss							(2,935)
Stock-based compensation	-	2,526	-	-	-	-	2,526
Purchase of 120,156 shares of treasury stock	-	-	-	-	(6,730)	-	(6,730)
Issuance of 213,370 shares of treasury stock	-	(6,959)	-	-	8,856	-	1,897
Dividends, $.15 per share	-	-	(4,914)	-	-	-	(4,914)
Acquisition of noncontrolling interest	-	(2,727)	-	-	-	(1,434)	(4,161)
Balance, December 31, 2015	$36,334	$108,730	$843,655	$(157,711)	$(112,907)	$1,628	$719,729

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollar amounts in thousands)

	Three Months Ended
	December 31,
	2015	2014

Cash flows from operating activities:
Net income	$4,503	$14,245
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,748	15,428
Stock-based compensation expense	2,526	2,525
Changes in deferred taxes	(629)	(7,605)
Gain on sale of assets	(206)	(31)
Unrealized gain on investments	(424)	-
Changes in working capital items	(12,486)	(12,982)
Increase in other assets	(1,703)	(98)
Decrease in other liabilities	(87)	(1,395)
Increase in pension and postretirement benefits	3,041	1,945
Other, net	(264)	(3,609)

Net cash provided by operating activities	10,019	8,423

Cash flows from investing activities:
Capital expenditures	(14,158)	(9,268)
Proceeds from sale of assets	849	629
Proceeds from sale of subsidiary	-	10,418

Net cash (used in) provided by investing activities	(13,309)	1,779

Cash flows from financing activities:
Proceeds from long-term debt	21,634	10,928
Payments on long-term debt	(10,366)	(17,925)
Proceeds from the exercise of stock options	1,798	3,727
Purchases of treasury stock	(6,730)	(8,016)
Dividends	(4,914)	(4,302)
Transaction with noncontrolling interest	(4,161)	-

Net cash used in financing activities	(2,739)	(15,588)

Effect of exchange rate changes on cash	(1,061)	(1,603)

Net change in cash and cash equivalents	$(7,090)	$(6,989)

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
December 31, 2015
(Dollar amounts in thousands, except per share data)

Note 1.   Nature of Operations

Matthews International Corporation ("Matthews" or the "Company"), founded in 1850 and incorporated in Pennsylvania in 1902, is a global provider of brand solutions, memorialization products and industrial automation solutions.   Brand solutions include brand development, deployment and delivery (consisting of brand management, printing plates and cylinders, pre-media services and imaging services for consumer packaged goods and retail customers, merchandising display systems, and marketing and design services).  Memorialization products consist primarily of bronze and granite memorials and other memorialization products, caskets and cremation equipment primarily for the cemetery and funeral home industries.  Industrial automation solutions include marking and coding equipment and consumables, industrial automation products and order fulfillment systems for identifying, tracking, picking and conveying consumer and industrial products.

The Company has production and marketing facilities in the United States, Central and South America, Canada, Europe, Australia and Asia.

Note 2.   Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information for commercial and industrial companies and the instructions to Form 10‑Q and Rule 10‑01 of Regulation S‑X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three months ended December 31, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2016. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10‑K for the year ended September 30, 2015.  The consolidated financial statements include all domestic and foreign subsidiaries in which the Company maintains an ownership interest and has operating control.  All intercompany accounts and transactions have been eliminated.

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

New Accounting Pronouncement:

Issued and Adopted

In November 2015, the Financial Accounting Standards Board issued new guidance intended to simplify the presentation of deferred income taxes in a classified statement of financial position.  The new deferred income tax guidance requires that all deferred income tax balances be classified as non-current assets and liabilities on the classified statement of financial position.  The Company has chosen to early-adopt this standard for the quarter ended December 31, 2015, and retrospectively adjust the prior period presentation to conform to the new standard.  The adjustment totaled $19,753 in current deferred tax assets and $340 in current deferred tax liabilities being reclassified as non-current deferred tax assets and liabilities, respectively, in the September 30, 2015 Consolidated Balance Sheet.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 2.   Basis of Presentation (continued)

Reclassification and Revision:

Amounts presented for the quarter ended December 31, 2014 have been revised to reflect additional expense related to a theft of funds by an employee that had occurred over a multi-year period.

The following table reconciles the effect of the adjustments to the previously reported Consolidated Statement of Income for the three month period ended December 31, 2014:

	Three months ended December 31, 2014
	Previously Reported	Adjustment	As Adjusted
Consolidated Statement of Income
Other deductions, net	$(435)	$(869)	$(1,304)
Income before income taxes	20,088	(869)	19,219
Income taxes	(5,252)	278	(4,974)
Net income	14,836	(591)	14,245
Net income attributable to Matthews shareholders	14,951	(591)	14,360
Comprehensive loss	(11,342)	(591)	(11,933)
Earnings per share attributable to Matthews shareholders:
Basic	0.45	(0.01)	0.44
Diluted	0.45	(0.02)	0.43

The following table reconciles the effect of the adjustments to the previously reported Consolidated Statement of Cash Flows for the three month period ended December 31, 2014:

	Three months ended December 31, 2014
	Previously Reported	Adjustment	As Adjusted
Consolidated Statement of Cash Flows
Net income	$14,836	$(591)	$14,245
Changes in working capital items	(12,704)	(278)	(12,982)
Net cash provided by operating activities	9,292	(869)	8,423
Net change in cash and cash equivalents	(6,120)	(869)	(6,989)

There was no impact to the Consolidated Statement of Comprehensive Income or the Consolidated Statement of Shareholders' Equity for the three months ended December 31, 2014 other than the impact on Net Income.

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

Level 2:                          Inputs other than quoted prices included within level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3:                          Unobservable inputs for the asset or liability.

The fair values of the Company's assets and liabilities measured on a recurring basis are categorized as follows:

	December 31, 2015				September 30, 2015
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Derivatives (1)	$-	$125	$-	$125	$-	$-	$-	$-
Trading securities	18,868	-	-	$18,868	18,444	-	-	18,444
Total assets at fair value	$18,868	$125	$-	$18,993	$18,444	$-	$-	$18,444

Liabilities:
Derivatives (1)	$-	$1,217	$-	$1,217	$-	$3,686	$-	$3,686
Total liabilities at fair value	$-	$1,217	$-	$1,217	$-	$3,686	$-	$3,686

(1) Interest rate swaps are valued based on observable market swap rates and are classified within Level 2 of the fair value hierarchy.

Note 4.   Inventories

Inventories consisted of the following:

	December 31, 2015	September 30, 2015

Raw materials	$50,624	$48,636
Work in process	34,977	32,567
Finished goods	86,032	90,220
	$171,633	$171,423

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 5.   Debt

The Company has a domestic Revolving Credit Facility with a syndicate of financial institutions.  The maximum amount of borrowings available under the facility is $900,000 and borrowings under the facility bear interest at LIBOR plus a factor ranging from .75% to 2.00% (1.75% at December 31, 2015) based on the Company's leverage ratio.  The leverage ratio is defined as net indebtedness divided by EBITDA (earnings before interest, taxes, depreciation and amortization).  The Company is required to pay an annual commitment fee ranging from .15% to .25% (based on the Company's leverage ratio) of the unused portion of the facility.

The Revolving Credit Facility requires the Company to maintain certain leverage and interest coverage ratios.  A portion of the facility (not to exceed $30,000) is available for the issuance of trade and standby letters of credit. Outstanding borrowings on the Revolving Credit Facility at December 31, 2015 and September 30, 2015 were $872,425 and $857,425, respectively.  The weighted-average interest rate on outstanding borrowings at December 31, 2015 and 2014 was 2.31% and 2.51%, respectively.

The Company has entered into the following interest rate swaps:

Effective Date	Amount	Fixed Interest Rate	Interest Rate Spread at December 31, 2015	Maturity Date
June 2012	$40,000	1.88%	1.75%	June 2022
August 2012	35,000	1.74%	1.75%	June 2022
September 2012	25,000	1.24%	1.75%	March 2017
May 2014	25,000	1.35%	1.75%	May 2018
November 2014	25,000	1.26%	1.75%	June 2018
March 2015	25,000	1.49%	1.75%	March 2019
September 2015	25,000	1.39%	1.75%	September 2020
November 2015	25,000	1.32%	1.75%	November 2020
December 2015	25,000	1.59%	1.75%	December 2020

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

The fair value of the interest rate swaps reflected an unrealized loss, net of unrealized gains, of $1,092 ($666 after tax) at December 31, 2015 and an unrealized loss, net of unrealized gains, of $3,686 ($2,248 after tax) at September 30, 2015. The net unrealized gain and loss are included in shareholders' equity as part of accumulated other comprehensive income ("AOCI").  Assuming market rates remain constant with the rates at December 31, 2015, a loss (net of tax) of approximately $240 included in AOCI is expected to be recognized in earnings over the next twelve months.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 5.  Debt (continued)

At December 31, 2015 and September 30, 2015, the interest rate swap contracts were reflected in the consolidated balance sheets as follows:

Derivatives	December 31, 2015	September 30, 2015
Current assets:
Other current assets	$26	$-
Long-term assets:
Other assets	99	-
Current liabilities:
Other current liabilities	(420)	(1,165)
Long-term liabilities:
Other liabilities	(797)	(2,521)
Total derivatives	$(1,092)	$(3,686)

The loss recognized on derivatives was as follows:

	Location of
Derivatives in	Loss	Amount of Loss
Cash Flow	Recognized	Recognized in Income
Hedging	in Income on	on Derivatives
Relationships	Derivative	Three Months Ended December 31,
		2015	2014

Interest rate swaps	Interest expense	$(830)	$(1,077)

The Company recognized the following gains or losses in AOCI:

Location of
Gain or
(Loss)
			Reclassified	Amount of Loss
	Amount of Gain or (Loss)		from	Reclassified from
Derivatives in	Recognized in		AOCI into	AOCI into Income
Cash Flow	AOCI on Derivatives		Income	(Effective Portion*)
Hedging Relationships	December 31, 2015	December 31, 2014	(Effective Portion*)	December 31, 2015	December 31, 2014

Interest rate swaps	$1,076	$(1,468)	Interest expense	$(506)	$(657)

*There is no ineffective portion or amount excluded from effectiveness testing.

The Company, through certain of its European subsidiaries, has a credit facility with a European bank.  The maximum amount of borrowings available under this facility is 35.0 million Euros ($38,171).  Outstanding borrowings under the credit facility totaled 20.9 million Euros ($22,810) and 23.9 million Euros ($26,829) at December 31, 2015 and September 30, 2015, respectively.  The weighted-average interest rate on outstanding borrowings under this facility at December 31, 2015 and 2014 was 1.50% and 1.27%, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 5.  Debt (continued)

The Company, through its German subsidiary, Saueressig GmbH & Co. KG ("Saueressig"), has several loans with various European banks.  Outstanding borrowings under these loans totaled 965,452 Euros ($1,053) and 734,452 Euros ($824) at December 31, 2015 and September 30, 2015, respectively.  The weighted-average interest rate on outstanding borrowings of Saueressig at December 31, 2015 and 2014 was 4.00% and 4.24%, respectively.

The Company, through its German subsidiary, Wetzel GmbH ("Wetzel"), has several loans with various European banks.  Outstanding borrowings on these loans totaled 1.5 million Euros ($1,597) and 1.9 million Euros ($2,110) at December 31, 2015 and September 30, 2015, respectively.  The weighted-average interest rate on outstanding borrowings of Wetzel at December 31, 2015 and 2014 was 6.12% and 5.74%, respectively.

The Company, through its wholly-owned subsidiary, Matthews International S.p.A., has several loans with various Italian banks.  Outstanding borrowings on these loans totaled 3.5 million Euros ($3,780) and 4.3 million Euros ($4,772) at December 31, 2015 and September 30, 2015, respectively.  Matthews International S.p.A. also has three lines of credit totaling 11.3 million Euros ($12,356) with the same Italian banks.  Outstanding borrowings on these lines were 5.7 million Euros ($6,192) and 4.6 million Euros ($5,166) at December 31, 2015 and September 30, 2015, respectively.  The weighted-average interest rate on outstanding Matthews International S.p.A. borrowings at December 31, 2015 and 2014 was 3.33% and 3.18%, respectively.

In September 2014, a claim seeking to draw upon a letter of credit issued by the Company of $12,925 was filed with respect to a project for a customer.  In January 2015, the Company made payment on the draw to the financial institution for the letter of credit.  Pursuant to an action initiated by the Company, a court order has been issued requiring these funds to ultimately be remitted to the court pending resolution of the dispute between the parties.  While it is possible the resolution of this matter could be unfavorable to the Company, management has assessed the customer's claim to be without merit and, based on information available as of this filing, expects that the ultimate resolution of this matter will not have a material adverse effect on Matthews' financial condition, results of operations or cash flows.  As of December 31, 2015 and September 30, 2015, the Company has presented the funded letter of credit as restricted cash on the Consolidated Balance Sheet.

As of December 31, 2015 and September 30, 2015 the fair value of the Company's long-term debt, including current maturities, approximated the carrying value included in the Consolidated Balance Sheet.

Note 6.   Share-Based Payments

The Company maintains an equity incentive plan (the "2012 Equity Incentive Plan") that provides for grants of stock options, restricted shares, stock-based performance units and certain other types of stock-based awards.  The Company also maintains an equity incentive plan (the "2007 Equity Incentive Plan") and a stock incentive plan (the "1992 Incentive Stock Plan") that previously provided for grants of stock options, restricted shares and certain other types of stock-based awards.  Under the 2012 Equity Incentive Plan, which has a ten-year term, the maximum number of shares available for grants or awards is an aggregate of 2,500,000.  There will be no further grants under the 2007 Equity Incentive Plan or the 1992 Incentive Stock Plan.  At December 31, 2015, there were 1,050,058 shares reserved for future issuance under the 2012 Equity Incentive Plan. All plans are administered by the Compensation Committee of the Board of Directors.

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

For the three-month periods ended December 31, 2015 and 2014, total stock-based compensation cost totaled $2,526 and $2,525, respectively.  The associated future income tax benefit recognized was $985 for the three-month periods ended December 31, 2015 and 2014.

For the three-month periods ended December 31, 2015 and 2014, the amount of cash received from the exercise of stock options was $1,798 and $3,727, respectively.  In connection with these exercises, the tax benefits realized by the Company for the three-month periods ended December 31, 2015 and 2014 were $283 and $315, respectively.

The transactions for restricted stock for the three months ended December 31, 2015 were as follows:

		Weighted-
		average
		grant-date
	Shares	fair value
Non-vested at September 30, 2015	570,567	$33.66
Granted	213,370	52.08
Vested	(249,340)	29.94
Expired or forfeited	(2,785)	36.89
Non-vested at December 31, 2015	531,812	44.93

As of December 31, 2015, the total unrecognized compensation cost related to unvested restricted stock was $15,636 and is expected to be recognized over a weighted average period of 2.0 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 6.   Share-Based Payments (continued)

The transactions for shares under options for the quarter ended December 31, 2015 were as follows:

			Weighted-
		Weighted-	average	Aggregate
		average	remaining	intrinsic
	Shares	exercise price	contractual term	value
Outstanding, September 30, 2015	337,938	$39.19
Exercised	(47,834)	37.59
Expired or forfeited	(98,745)	37.33
Outstanding, December 31, 2015	191,359	40.56	0.9	$2,468
Exercisable, December 31, 2015	114,193	40.56	0.9	$1,473

No options vested during the three months ended December 31, 2015 and 2014, respectively.  The intrinsic value of options (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during the three-month periods ended December 31, 2015 and 2014 was $898 and $841, respectively.

The transactions for non-vested options for the quarter ended December 31, 2015 were as follows:

		Weighted-average
		grant-date
Non-vested shares	Shares	fair value
Non-vested at September 30, 2015	166,406	$12.43
Expired or forfeited	(89,240)	12.56
Non-vested at December 31, 2015	77,166	12.29

The fair value of each restricted stock grant is estimated on the date of grant using a binomial lattice valuation model.  The following table indicates the assumptions used in estimating fair value of restricted stock granted during the periods ended December 31, 2015 and 2014.

	Three Months Ended December 31,
	2015	2014
Expected volatility	20.7%	22.2%
Dividend yield	1.0%	1.0%
Average risk-free interest rate	1.7%	1.7%
Average expected term (years)	2.1	1.8

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 6.   Share-Based Payments (continued)

The Company maintains the 1994 Director Fee Plan and the 2014 Director Fee Plan (collectively, the "Director Fee Plans").  There will be no further fees or share-based awards granted under the 1994 Director Fee Plan.  Under the 2014 Director Fee Plan, non-employee directors (except for the Chairman of the Board) each receive, as an annual retainer fee for fiscal 2016, either cash or shares of the Company's Class A Common Stock with a value equal to $75.  The annual retainer fee for fiscal 2016 paid to a non-employee Chairman of the Board is $175.  Where the annual retainer fee is provided in shares, each director may elect to be paid these shares on a current basis or have such shares credited to a deferred stock account as phantom stock, with such shares to be paid to the director subsequent to leaving the Board.  The value of deferred shares is recorded in other liabilities.  A total of 17,005 shares had been deferred under the Director Fee Plans at December 31, 2015.  Additionally, non-employee directors each receive an annual stock-based grant (non-statutory stock options, stock appreciation rights and/or restricted shares) with a value of $110 for fiscal 2016.  A total of 22,300 stock options have been granted under the Director Fee Plans.  At December 31, 2015, there were no options outstanding.  Additionally, 136,568 shares of restricted stock have been granted under the Director Fee Plans, 33,418 of which were issued under the 2014 Director Fee Plan and are unvested at December 31, 2015.  A total of 150,000 shares have been authorized to be issued under the 2014 Director Fee Plan.

Note 7.   Earnings Per Share Attributable to Matthews Shareholders

The information used to compute earnings per share attributable to Matthews' common shareholders was as follows:

	Three Months Ended
	December 31,
	2015	2014
Net income attributable to Matthews shareholders	$4,614	$14,360
Less: dividends and undistributed earnings allocated to participating securities	-	5
Net income available to Matthews shareholders	$4,614	$14,365

Weighted-average shares outstanding (in thousands):
Basic shares	32,946	32,919
Effect of dilutive securities	249	174
Diluted shares	33,195	33,093

There were no anti-dilutive securities for the three months ended December 31, 2015 or 2014.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 8.   Pension and Other Postretirement Benefit Plans

The Company provides defined benefit pension and other postretirement plans to certain employees. Net periodic pension and other postretirement benefit cost for the plans included the following:

	Three Months Ended December 31,
	Pension		Other Postretirement
	2015	2014	2015	2014

Service cost	$1,813	$1,655	$101	$114
Interest cost	2,406	2,145	211	221
Expected return on plan assets	(2,407)	(2,470)	-	-
Amortization:
Prior service cost	(46)	(45)	(49)	(49)
Net actuarial loss	1,866	1,564	-	-

Net benefit cost	$3,632	$2,849	$263	$286

Benefit payments under the Company's principal retirement plan are made from plan assets, while benefit payments under the postretirement benefit plan are made from the Company's operating funds.  Under IRS regulations, the Company is not required to make any significant contributions to its principal retirement plan in fiscal year 2016.

Contributions made and anticipated for fiscal year 2016 are as follows:
Contributions	Pension	Other Postretirement

Contributions during the three months ended December 31, 2015:
Supplemental retirement plan	$181	$-
Other postretirement plan	-	451

Additional contributions expected in fiscal 2016:
Supplemental retirement plan	$568	$-
Other postretirement plan	-	558

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 9.   Accumulated Other Comprehensive Income

The change in AOCI by component, net of tax, for the three month periods ended December 31, 2015 and 2014 were as follows:

		Post-retirement benefit plans	Currency translation adjustment		Derivatives	Total
Attributable to Matthews:
Balance, September 30, 2014		$(39,651)	$(27,367)		$201	$(66,817)
OCI before reclassification		-	(26,282)		(1,468)	(27,750)
Amounts reclassified from AOCI	(a)	925	-	(b)	657	1,582
Net current-period OCI		925	(26,282)		(811)	(26,168)
Balance, December 31, 2014		$(38,726)	$(53,649)		$(610)	$(92,985)
Attributable to noncontrolling interest:
Balance, September 30, 2014		-	$516		-	$516
OCI before reclassification		-	(10)		-	(10)
Net current-period OCI		-	(10)		-	(10)
Balance, December 31, 2014		-	$506		-	$506

		Post-retirement benefit plans	Currency translation adjustment		Derivatives	Total
Attributable to Matthews:
Balance, September 30, 2015		$(43,474)	$(104,604)		$(2,248)	$(150,326)
OCI before reclassification		-	(10,069)		1,076	(8,993)
Amounts reclassified from AOCI	(a)	1,102	-	(b)	506	1,608
Net current-period OCI		1,102	(10,069)		1,582	(7,385)
Balance, December 31, 2015		$(42,372)	$(114,673)		$(666)	$(157,711)
Attributable to noncontrolling interest:
Balance, September 30, 2015		-	$366		-	$366
OCI before reclassification		-	(53)		-	(53)
Net current-period OCI		-	(53)		-	(53)
Balance, December 31, 2015		-	$313		-	$313

(a)	Amounts were included in net periodic benefit cost for pension and other postretirement benefit plans (see note 8).
(b)	Amounts were included in interest expense in the periods the hedged item affected earnings (see note 5).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 9.   Accumulated Other Comprehensive Income (continued)

Reclassifications out of AOCI for the three month periods ended December 31, 2015 and 2014 were as follows:

	Amount reclassified from AOCI
Details about AOCI Components	Three months ended December 31, 2015	Three months ended December 31, 2014		Affected line item in the Statement of income

Postretirement benefit plans
Prior service (cost) credit	$95	$94	(a)
Actuarial losses	(1,866)	(1,564)	(a)
	(1,771)	(1,470)	(b)	Total before tax
	(669)	(545)		Tax provision (benefit)
	$(1,102)	$(925)		Net of tax
Derivatives
Interest rate swap contracts	$(830)	$(1,077)		Interest expense
	(830)	(1,077)	(b)	Total before tax
	(324)	(420)		Tax provision (benefit)
	$(506)	$(657)		Net of tax

(a)	Amounts are included in the computation of pension and other postretirement benefit expense, which is reported in both cost of goods sold and selling and administrative expenses. For additional information, see Note 8.
(b)	For pre-tax items, positive amounts represent income and negative amounts represent expense.

Note 10.   Income Taxes

Income tax provisions for the Company's interim periods are based on the effective income tax rate expected to be applicable for the full year. The Company's effective tax rate for the three months ended December 31, 2015 was 25.3%, compared to 25.9% for the three months ended December 31, 2014.  The decrease in the effective tax rate for the fiscal 2016 first quarter primarily reflected lower tax rates in certain foreign jurisdictions and the benefit of the recent extension of the U.S. research and development tax credit.  Fiscal 2015 reflected the benefit of the utilization of certain tax attributes as a result of legal structure reorganization in foreign jurisdictions.  The difference between the Company's fiscal 2016 first quarter effective tax rate and the Federal statutory rate of 35.0% primarily reflected the impact of state taxes, offset by lower foreign income taxes.

The Company had unrecognized tax benefits (excluding penalties and interest) of $4,115 and $4,086 on December 31, 2015 and September 30, 2015, respectively, all of which, if recorded, would impact the 2016 annual effective tax rate.

The Company classifies interest and penalties on tax uncertainties as a component of the provision for income taxes. Total penalties and interest accrued were $2,029 and $2,010 at December 31, 2015 and September 30, 2015, respectively.  These accruals may potentially be applicable in the event of an unfavorable outcome of uncertain tax positions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 10.   Income Taxes (continued)

The Company is currently under examination in several tax jurisdictions and remains subject to examination until the statute of limitations expires for those tax jurisdictions.  As of December 31, 2015, the tax years that remain subject to examination by major jurisdiction generally are:

United States – Federal	2012 and forward
United States – State	2011 and forward
Canada	2010 and forward
Europe	2009 and forward
United Kingdom	2013 and forward
Australia	2011 and forward
Asia	2009 and forward

Note 11.   Segment Information

The Company manages its businesses under three segments: SGK Brand Solutions, Memorialization and Industrial.  The SGK Brand Solutions segment includes brand development, deployment and delivery (consisting of brand management, printing plates and cylinders, pre-media services and imaging services for consumer packaged goods and retail customers, merchandising display systems, and marketing and design services). The Memorialization segment consists primarily of bronze and granite memorials and other memorialization products, caskets and cremation equipment primarily for the cemetery and funeral home industries. The Industrial segment includes marking and coding equipment and consumables, industrial automation products and order fulfillment systems for identifying, tracking, picking and conveying consumer and industrial products.  Management evaluates segment performance based on operating profit (before income taxes) and does not allocate non-operating items such as investment income, interest expense, other income (deductions), net and noncontrolling interest.

Information about the Company's segments follows:

	Three Months Ended
	December 31,
	2015	2014
Sales to external customers:
SGK Brand Solutions	$178,291	$200,834
Memorialization	147,611	116,223
Industrial	28,330	26,527
	$354,232	$343,584

	Three Months Ended December 31,
	2015	2014
Operating profit:
SGK Brand Solutions	$2,755	$1,850
Memorialization	7,689	21,486
Industrial	1,594	2,249
	$12,038	$25,585

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 12.   Acquisitions

On August 19, 2015, the Company acquired Aurora Products Group, LLC ("Aurora") for $211,604 (net of cash acquired), subject to a working capital adjustment.  Aurora provides burial, cremation, and technology products to funeral home clients and distributors in the United States and Canada.  The acquisition is designed to expand the Company's memorialization product offerings and geographic distribution footprint in the United States. The preliminary purchase price allocation related to the Aurora acquisition is not finalized as of December 31, 2015, and is based upon a preliminary valuation which is subject to change as the Company obtains additional information, including with respect to fixed assets, intangible assets, certain liabilities and related taxes.

Note 13.   Goodwill and Other Intangible Assets

A summary of the carrying amount of goodwill attributable to each segment as well as the changes in such amounts are as follows:

	SGK Brand Solutions	Memorialization	Industrial	Consolidated

Goodwill	$466,647	$346,946	$52,887	$866,480
Accumulated impairment losses	(5,752)	(5,000)	-	(10,752)
Balance at September 30, 2015	460,895	341,946	52,887	855,728

Additions during period	-	-	-	-
Translation and other adjustments	(4,995)	904	(163)	(4,254)
Goodwill	461,652	347,850	52,724	862,226
Accumulated impairment losses	(5,752)	(5,000)	-	(10,752)
Balance at December 31, 2015	$455,900	$342,850	$52,724	$851,474

The Company performed its annual impairment review in the second quarter of fiscal 2015 and has determined that estimated fair value for all reporting units exceeded carrying value, therefore no adjustments to the carrying value of goodwill were necessary.

The following tables summarize the carrying amounts and related accumulated amortization for intangible assets as of December 31, 2015 and September 30, 2015, respectively.

	Carrying	Accumulated
	Amount	Amortization	Net
December 31, 2015:
Trade names	$168,467	$- *	$168,467
Trade names	1,781	(1,707)	74
Customer relationships	285,909	(46,667)	239,242
Copyrights/patents/other	11,315	(10,356)	959
	$467,472	$(58,730)	$408,742

September 30, 2015:
Trade names	$168,467	$- *	$168,467
Trade names	1,815	(1,718)	97
Customer relationships	296,689	(51,393)	245,296
Copyrights/patents/other	11,389	(10,249)	1,140
	$478,360	$(63,360)	$415,000
* Not subject to amortization

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 13.   Goodwill and Other Intangible Assets (continued)

The net change in intangible assets during the three months ended December 31, 2015 included the impact of foreign currency fluctuations during the period and additional amortization.

Amortization expense on intangible assets was $5,216 and $4,650 for the three-month periods ended December 31, 2015 and 2014, respectively.  Amortization expense is estimated to be $16,081 for the rest of 2016, $20,315 in 2017, $19,020 in 2018, $17,985 in 2019 and $16,866 in 2020.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT:

The following discussion should be read in conjunction with the consolidated financial statements of Matthews International Corporation ("Matthews" or the "Company") and related notes thereto included in this Quarterly Report on Form 10-Q and the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2015.  Any forward-looking statements contained herein are included pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements involve known and unknown risks and uncertainties that may cause the Company's actual results in future periods to be materially different from management's expectations.  Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove correct.  Factors that could cause the Company's results to differ materially from the results discussed in such forward-looking statements principally include changes in domestic or international economic conditions, changes in foreign currency exchange rates, changes in the cost of materials used in the manufacture of the Company's products, changes in mortality and cremation rates, changes in product demand or pricing as a result of consolidation in the industries in which the Company operates, changes in product demand or pricing as a result of domestic or international competitive pressures, unknown risks in connection with the Company's acquisitions, including the risks associated with the Company's acquisition of Schawk, Inc. ("Schawk") in July 2014 and Aurora Products Group, LLC ("Aurora") in August 2015, and technological factors beyond the Company's control.  In addition, although the Company does not have any customers that would be considered individually significant to consolidated sales, changes in the distribution of the Company's products or the potential loss of one or more of the Company's larger customers are also considered risk factors.

RESULTS OF OPERATIONS:

The following table sets forth the sales and operating profit for the Company's three reporting segments for the quarters ended December 31, 2015 and 2014.

	Three Months Ended
	December 31,
	2015	2014
Sales:	(Dollars in thousands)
SGK Brand Solutions	$178,291	$200,834
Memorialization	147,611	116,223
Industrial	28,330	26,527
	$354,232	$343,584

Operating Profit:
SGK Brand Solutions	$2,755	$1,850
Memorialization	7,689	21,486
Industrial	1,594	2,249
	$12,038	$25,585

Sales for the quarter ended December 31, 2015 were $354.2 million, compared to $343.6 million for the quarter ended December 31, 2014.  The increase in fiscal 2016 sales principally reflected the acquisition of Aurora, increased sales in the Industrial segment and higher sales of memorial products, partially offset by a decline in the SGK Brand Solutions segment.  Additionally, consolidated sales for the current quarter were unfavorably impacted by changes in foreign currencies against the U.S. dollar of approximately $13.8 million.

In the SGK Brand Solutions segment, sales for the fiscal 2016 first quarter were $178.3 million, compared to $200.8 million for the fiscal 2015 first quarter.  The decrease in sales resulted primarily from unfavorable changes in foreign currency values against the U.S. dollar of approximately $11.4 million, the prior year divestiture by the segment of a small software business, and slower market conditions in the U.S. and Europe.  Memorialization segment sales for the fiscal 2016 first quarter were $147.6 million, compared to $116.2 million for the first quarter of fiscal 2015.  The increase in sales resulted principally from the acquisition of Aurora ($33.2 million), higher sales of bronze and granite memorials and higher cremation equipment sales in the U.S. market.  These sales increases were partially offset by lower unit sales of caskets, and the unfavorable impact of changes in foreign currency values against the U.S. dollar of approximately $1.8 million.  Industrial segment sales were $28.3 million for the first quarter of fiscal 2016, compared to $26.5 million for the first quarter of fiscal 2015.  The increase resulted principally from higher sales of warehouse control and fulfillment systems in North America, which was partially offset by the unfavorable impact of changes in foreign currency values against the U.S. dollar of approximately $549,000.

Gross profit for the quarter ended December 31, 2015 was $126.6 million, compared to $124.7 million for the same period a year ago.  Consolidated gross profit as a percent of sales was 35.7% for the first quarter of fiscal 2016, compared to 36.3% in the fiscal 2015 first quarter.  The increase in gross profit primarily reflected the impact of higher sales.  Fiscal 2016 gross profit also included an expense of $4.0 million for the partial write-off of inventory step-up value related to the Aurora acquisition.  The decrease in gross profit as a percent of sales reflected the write-off of inventory step-up value, partially offset by benefits from cost-structure initiatives in the SGK Brand Solutions segment, resulting from acquisition integration activities.

Selling and administrative expenses for the three months ended December 31, 2015 were $114.5 million, compared to $99.1 million for the first quarter of fiscal 2015.  Consolidated selling and administrative expenses as a percent of sales were 32.3% for the quarter ended December 31, 2015, compared to 28.8% for the same period last year.  The increase in selling and administrative expenses was primarily attributable to higher sales and the acquisition of Aurora.  In addition, fiscal 2016 selling and administrative expenses included acquisition integration costs, and an increase of $870,000 in intangible asset amortization related to the Aurora acquisition.  Fiscal 2015 first quarter selling and administrative expenses included the impact of the favorable settlement of litigation, net of related expenses, in the Memorialization segment of $9.0 million, partially offset by expenses of $6.9 million related to Schawk acquisition integration activities and expenses related to strategic cost-reduction initiatives of $1.0 million.

Operating profit for the quarter ended December 31, 2015 was $12.0 million, compared to $25.6 million for the quarter ended December 31, 2014.  The SGK Brand Solutions segment operating profit for the quarter ended December 31, 2015 was $2.8 million, compared to $1.9 million for the same period a year ago.  The increase in segment operating profit primarily resulted from lower administrative costs as a result of acquisition integration and a reduction in intangible amortization expense.  Fiscal 2016 first quarter operating profit included $7.3 million of acquisition-related expenses.   Operating profit for the SGK Brand Solutions segment in the first quarter of fiscal 2015 included $6.9 million of acquisition-related expenses and $816,000 of expenses related to strategic cost-reduction initiatives.  Memorialization segment operating profit for the fiscal 2016 first quarter was $7.7 million, compared to $21.5 million for the first quarter of fiscal 2015.  Fiscal 2016 segment operating profit was favorably impacted by the Aurora acquisition.  Memorialization segment fiscal 2016 operating profit also included charges totaling $7.2 million, primarily representing acquisition-related expenses.  In addition, the segment reported an $870,000 increase in intangible asset amortization as a result of the Aurora acquisition.  Fiscal 2015 Memorialization segment operating profit reflected the favorable impact of the settlement of litigation, net of related expenses, of $9.0 million. Operating profit for the Industrial segment for the fiscal 2016 first quarter was $1.6 million, compared to $2.2 million for the same period a year ago, reflecting the favorable impact of higher sales, which was more than offset by increased new product development costs in fiscal 2016.

Investment income was $701,000 for the quarter ended December 31, 2015, compared to $271,000 for the quarter ended December 31, 2014.  The increase reflected higher rates of return on investments held in trust for certain of the Company's benefit plans.  Interest expense for the fiscal 2016 first quarter was $5.8 million, compared to $5.3 million for the same period a year ago.  The increase in interest expense primarily reflected higher average debt levels resulting from the acquisition of Aurora in August 2015.  Other deductions, net, for the quarter ended December 31, 2015 represented a decrease in pre-tax income of $874,000, compared to a decrease in pre-tax income of $1.3 million for the same quarter a year ago.  Other income and deductions generally include banking-related fees and the impact of currency gains and losses on certain intercompany debt and foreign denominated receivables and payables.  Fiscal 2015 other income and deductions included losses related to a theft of funds by an employee that had occurred over a multi-year period, totaling $869,000 for the three months ended December 31, 2014.

The Company's effective tax rate for the three months ended December 31, 2015 was 25.3%, compared to 25.9% for the first quarter of fiscal 2015 and 29.4% for the fiscal 2015 full year.  The decrease in the effective tax rate for the fiscal 2016 first quarter primarily reflected lower tax rates in certain foreign jurisdictions and the benefit of the recent extension of the U.S. research and development tax credit.  Fiscal 2015 reflected the benefit of the utilization of certain tax attributes as a result of legal structure reorganization in foreign jurisdictions.  The difference between the Company's effective tax rate and the Federal statutory rate of 35.0% primarily reflected the impact of state taxes, offset by lower foreign income taxes.

Net earnings attributable to noncontrolling interests was a loss of $111,000 in the fiscal 2016 first quarter, compared to a loss of $115,000 for the same period a year ago.  The net earnings attributable to noncontrolling interests primarily reflected losses in less than wholly-owned Memorialization and Industrial businesses.

LIQUIDITY AND CAPITAL RESOURCES:

Net cash provided by operating activities was $10.0 million for the first quarter of fiscal 2016, compared to $8.4 million for the first quarter of fiscal 2015.  Operating cash flow for both periods reflected net income adjusted for depreciation, amortization, stock-based compensation expense and non-cash pension expense.  Net changes in working capital items, which principally related to fiscal year-end compensation-related payments, resulted in a use of working capital of approximately $12.5 million in fiscal 2016.  Net changes in working capital items, which principally related to fiscal year-end compensation-related payments, resulted in a use of working capital of approximately $13.0 million in fiscal 2015.

Cash used in investing activities was $13.3 million for the quarter ended December 31, 2015, compared to cash provided by investing activities of $1.8 million for the quarter ended December 31, 2014.  Investing activities for the first quarter of fiscal 2016 primarily reflected capital expenditures of $14.2 million.  Investing activities for the first quarter of fiscal 2015 primarily reflected capital expenditures of $9.3 million and net proceeds of $10.4 million from the sale of a subsidiary.

Capital expenditures reflected reinvestment in the Company's business segments and were made primarily for the purchase of new production machinery, equipment, software and systems, and facilities designed to improve product quality, increase manufacturing efficiency, lower production costs and meet regulatory requirements.  Capital expenditures for the last three fiscal years were primarily financed through operating cash.  Capital spending for property, plant and equipment has averaged $34.1 million for the last three fiscal years.  Capital spending for fiscal 2016 is currently expected to be approximately $45.0 million.  The increase in fiscal 2016 expected capital spending reflects the addition of the historical capital requirements of Schawk and Aurora, and additional information technology capital spending related to the Company's systems integration activities.  The Company expects to generate sufficient cash from operations to fund all anticipated capital spending projects.

Cash used in financing activities for the quarter ended December 31, 2015 was $2.7 million, primarily reflecting proceeds from long-term debt, net of repayments, of $11.3 million, proceeds from stock option exercises of $1.8 million, treasury stock purchases of $6.7 million, dividends of $4.9 million to the Company's shareholders, and noncontrolling interest payments of $4.2 million.  Cash used in financing activities for the quarter ended December 31, 2014 was $15.6 million, primarily reflecting repayment of long-term debt, net of proceeds from borrowings, of $7.0 million, proceeds from stock option exercises of $3.7 million, treasury stock purchases of $8.0 million, and dividends of $4.3 million to the Company's shareholders.

The Company has a domestic Revolving Credit Facility with a syndicate of financial institutions.  The maximum amount of borrowings available under the facility is $900.0 million and borrowings under the facility bear interest at LIBOR plus a factor ranging from .75% to 2.00% (1.75% at December 31, 2015) based on the Company's leverage ratio.  The leverage ratio is defined as net indebtedness divided by EBITDA (earnings before interest, taxes, depreciation and amortization).  The Company is required to pay an annual commitment fee ranging from .15% to .25% (based on the Company's leverage ratio) of the unused portion of the facility.

The Revolving Credit Facility requires the Company to maintain certain leverage and interest coverage ratios.  A portion of the facility (not to exceed $30.0 million) is available for the issuance of trade and standby letters of credit. Outstanding borrowings on the Revolving Credit Facility at December 31, 2015 and September 30, 2015 were $872.4 million and $857.4 million, respectively.  The weighted-average interest rate on outstanding borrowings at December 31, 2015 and 2014 was 2.31% and 2.51%, respectively.

The Company has entered into the following interest rate swaps (dollars in thousands):

Effective Date	Amount	Fixed Interest Rate	Interest Rate Spread at December 31, 2015	Maturity Date
June 2012	$40,000	1.88%	1.75%	June 2022
August 2012	35,000	1.74%	1.75%	June 2022
September 2012	25,000	1.24%	1.75%	March 2017
May 2014	25,000	1.35%	1.75%	May 2018
November 2014	25,000	1.26%	1.75%	June 2018
March 2015	25,000	1.49%	1.75%	March 2019
September 2015	25,000	1.39%	1.75%	September 2020
November 2015	25,000	1.32%	1.75%	November 2020
December 2015	25,000	1.59%	1.75%	December 2020

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

The fair value of the interest rate swaps reflected an unrealized loss, net of unrealized gains, of $1.1 million ($666,000 after tax) at December 31, 2015 that is included in shareholders' equity as part of accumulated other comprehensive income. Assuming market rates remain constant with the rates at December 31, 2015, a loss (net of tax) of approximately $240,000 included in accumulated other comprehensive income is expected to be recognized in earnings over the next twelve months.

The Company, through certain of its European subsidiaries, has a credit facility with a European bank.  The maximum amount of borrowings available under this facility is 35.0 million Euros ($38.2 million).  Outstanding borrowings under the credit facility totaled 20.9 million Euros ($22.8 million) and 23.9 million Euros ($26.8 million) at December 31, 2015 and September 30, 2015, respectively.  The weighted-average interest rate on outstanding borrowings under this facility at December 31, 2015 and 2014 was 1.50% and 1.27%, respectively.

The Company, through its German subsidiary, Saueressig GmbH & Co. KG ("Saueressig"), has several loans with various European banks.  Outstanding borrowings under these loans totaled 1.0 million Euros ($1.1 million) and 734,000 Euros ($824,000) at December 31, 2015 and September 30, 2015, respectively.  The weighted-average interest rate on outstanding borrowings of Saueressig at December 31, 2015 and 2014 was 4.00% and 4.24%, respectively.

The Company, through its German subsidiary, Wetzel GmbH ("Wetzel"), has several loans with various European banks.  Outstanding borrowings on these loans totaled 1.5 million Euros ($1.6 million) and 1.9 million Euros ($2.1 million) at December 31, 2015 and September 30, 2015.  The weighted-average interest rate on outstanding borrowings of Wetzel at December 31, 2015 and 2014 was 6.12% and 5.74%, respectively.

The Company, through its wholly-owned subsidiary, Matthews International S.p.A., has several loans with various Italian banks.  Outstanding borrowings on these loans totaled 3.5 million Euros ($3.8 million) and 4.3 million Euros ($4.8 million) at December 31, 2015 and September 30, 2015, respectively.  Matthews International S.p.A. also has three lines of credit totaling 11.3 million Euros ($12.4 million) with the same Italian banks.  Outstanding borrowings on these lines were 5.7 million Euros ($6.2 million) and 4.6 million Euros ($5.2 million) at December 31, 2015 and September 30, 2015, respectively.  The weighted-average interest rate on outstanding Matthews International S.p.A. borrowings at December 31, 2015 and 2014 was 3.33% and 3.18%, respectively.

In September 2014, a claim seeking to draw upon a letter of credit issued by the Company of $12.9 million was filed with respect to a project for a customer.  In January 2015, the Company made payment on the draw to the financial institution for the letter of credit.  Pursuant to an action initiated by the Company, a court order has been issued requiring these funds to ultimately be remitted to the court pending resolution of the dispute between the parties.  While it is possible the resolution of this matter could be unfavorable to the Company, management has assessed the customer's claim to be without merit and, based on information available as of this filing, expects that the ultimate resolution of this matter will not have a material adverse effect on Matthews' financial condition, results of operations or cash flows.  As of December 31, 2015 and September 30, 2015, the Company has presented the funded letters of credit as restricted cash on the Consolidated Balance Sheet.

The Company has a stock repurchase program.  Under the current authorization, the Company's Board of Directors has authorized the repurchase of a total of 5,000,000 shares of Matthews' common stock under the program, of which 3,040,866 shares remain available for repurchase as of December 31, 2015.  The buy-back program is designed to increase shareholder value, enlarge the Company's holdings of its common stock, and add to earnings per share.  Repurchased shares may be retained in treasury, utilized for acquisitions, or reissued to employees or other purchasers, subject to the restrictions set forth in the Company's Restated Articles of Incorporation.

Consolidated working capital of the Company was $361.1 million at December 31, 2015, compared to $356.2 million at September 30, 2015.  Cash and cash equivalents were $65.1 million at December 31, 2015, compared to $72.2 million at September 30, 2015.  The Company's current ratio was 2.6 and 2.4 at December 31, 2015 and September 30, 2015, respectively.

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

At December 31, 2015, an accrual of approximately $4.3 million had been recorded for environmental remediation (of which $1.0 million was classified in other current liabilities), representing management's best estimate of the probable and reasonably estimable costs of the Company's known remediation obligations.  The accrual does not consider the effects of inflation and anticipated expenditures are not discounted to their present value.  Changes in the accrued environmental remediation obligation from the prior fiscal year reflect payments charged against the accrual.

While final resolution of these contingencies could result in costs different than current accruals, management believes the ultimate outcome will not have a significant effect on the Company's consolidated results of operations or financial position.

ACQUISITIONS:

On August 19, 2015, the Company acquired Aurora Products Group, LLC ("Aurora") for $211.6 million (net of cash acquired), subject to a working capital adjustment.  Aurora provides burial, cremation, and technology products to funeral home clients and distributors in the United States and Canada.  The acquisition is designed to expand the Company's memorialization product offerings and geographic distribution footprint in the United States.  The preliminary purchase price allocation related to the Aurora acquisition is not finalized as of December 31, 2015, and is based upon a preliminary valuation which is subject to change as the Company obtains additional information, including with respect to fixed assets, intangible assets, certain liabilities and related taxes.

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

With respect to the remainder of fiscal 2016, the Company expects to continue to devote a significant level of effort to the integrations of Schawk and Aurora.  Due to the size of these acquisitions and the projected synergy benefits from integration, these efforts are anticipated to continue for an extended period of time.  The costs associated with these integrations, and acquisition-related step-up expense, will impact the Company's operating results for fiscal 2016.  Consistent with its practice, the Company plans to identify these costs on a quarterly basis as incurred.

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

A summary of the Company's significant accounting policies are included in the Notes to Consolidated Financial Statements and in the critical accounting policies in Management's Discussion and Analysis included in the Company's Annual Report on Form 10-K for the year ended September 30, 2015.  Management believes that the application of these policies on a consistent basis enables the Company to provide useful and reliable financial information about the company's operating results and financial condition.

LONG-TERM CONTRACTUAL OBLIGATIONS AND COMMITMENTS:

The following table summarizes the Company's contractual obligations at December 31, 2015, and the effect such obligations are expected to have on its liquidity and cash flows in future periods.

	Payments due in fiscal year:
		2016
	Total	Remainder	2017 to 2018	2019 to 2020	After 2020
Contractual Cash Obligations:	(Dollar amounts in thousands)
Revolving credit facilities	$895,235	$-	$895,235	$-	$-
Notes payable to banks	7,177	4,328	2,849	-	-
Short-term borrowings	6,532	6,532	-	-	-
Capital lease obligations	6,316	1,072	1,055	4,189	-
Non-cancelable operating leases	47,086	15,025	22,750	7,596	1,715
Total contractual cash obligations	$962,346	$26,957	$921,889	$11,785	$1,715

A significant portion of the loans included in the table above bear interest at variable rates.  At December 31, 2015, the weighted-average interest rate was 2.31% on the Company's domestic Revolving Credit Facility, 1.50% on the credit facility through the Company's European subsidiaries, 4.00% on bank loans to its wholly-owned subsidiary, Saueressig, 6.12% on bank loans to its wholly-owned subsidiary, Wetzel and 3.33% on bank loans to the Company's wholly-owned subsidiary, Matthews International S.p.A.

Benefit payments under the Company's principal retirement plan are made from plan assets, while benefit payments under the supplemental retirement plan and postretirement benefit plan are funded from the Company's operating cash.  The Company is not required to make any significant contributions to its principal retirement plan in fiscal 2016.  During the three months ended December 31, 2015, contributions of $181,000 and $451,000 were made under the supplemental retirement plan and postretirement plan, respectively.  The Company currently anticipates contributing an additional $568,000 and $558,000 under the supplemental retirement plan and postretirement plan, respectively, for the remainder of fiscal 2016.

Unrecognized tax benefits are positions taken, or expected to be taken, on an income tax return that may result in additional payments to tax authorities.  If a tax authority agrees with the tax position taken, or expected to be taken, or the applicable statute of limitations expires, then additional payments will not be necessary.  As of December 31, 2015, the Company had unrecognized tax benefits, excluding penalties and interest, of approximately $4.1 million.  The timing of potential future payments related to the unrecognized tax benefits is not presently determinable. The Company believes that its current liquidity sources, combined with its operating cash flow and borrowing capacity, will be sufficient to meet its capital needs for the foreseeable future.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

In November 2015, the Financial Accounting Standards Board issued new guidance intended to simplify the presentation of deferred income taxes in a classified statement of financial position.  The new deferred income tax guidance requires that all deferred income tax balances be classified as non-current assets and liabilities on the classified statement of financial position.  The Company has chosen to early-adopt this standard for the quarter ended December 31, 2015, and retrospectively adjust the prior period presentation to conform to the new standard.  The adjustment totaled $19.8 million in current deferred tax assets and $340,000 in current deferred tax liabilities being reclassified as non-current deferred tax assets and liabilities, respectively, in the September 30, 2015 Consolidated Balance Sheet.

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

The fair value of the interest rate swaps reflected a net unrealized loss of $1.1 million ($666,000 after tax) at December 31, 2015 that is included in equity as part of accumulated other comprehensive income.  A decrease of 10% in market interest rates (e.g. a decrease from 5.0% to 4.5%) would result in an increase of approximately $154,000 in the fair value liability of the interest rate swaps.

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

Foreign Currency Exchange Rates - The Company is subject to changes in various foreign currency exchange rates, including the Euro, British Pound, Canadian Dollar, Australian Dollar, Swedish Krona, Chinese Yuan, Hong Kong Dollar, Polish Zloty, Turkish Lira, Indian Rupee and Malaysian Ringgit in the conversion from local currencies to the U.S. dollar of the reported financial position and operating results of its non-U.S. based subsidiaries.  A strengthening of the U. S. dollar of 10% would have resulted in a decrease in reported sales of $11.8 million and a decrease in reported operating income of $939,000 for the three months ended December 31, 2015.

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

The following table summarizes the impact on the September 30, 2015 actuarial valuations of changes in the primary assumptions affecting the Company's principal retirement plan and supplemental retirement plan.

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

Management, under the supervision and with the participation of our Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures in effect as of December 31, 2015. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2015, the Company's disclosure controls and procedures were effective to provide reasonable assurance that material information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, and that such information is recorded, summarized and properly reported within the appropriate time period, relating to the Company and its consolidated subsidiaries, required to be included in the Exchange Act reports, including this Quarterly Report on Form 10-Q.

There have been no changes in the Company's internal controls over financial reporting that occurred during the fiscal quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

Item 2.                          Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchase Plan

The Company has a stock repurchase program.  The buy-back program is designed to increase shareholder value, enlarge the Company's holdings of its common stock, and add to earnings per share.  Repurchased shares may be retained in treasury, utilized for acquisitions, or reissued to employees or other purchasers, subject to the restrictions of the Company's Restated Articles of Incorporation.  Under the current authorization, the Company's Board of Directors had authorized the repurchase of a total of 5,000,000 shares of Matthews' common stock under the program, of which 3,040,866 shares remain available for repurchase as of December 31, 2015.

The following table shows the monthly fiscal 2016 stock repurchase activity:

Period	Total number of shares purchased	Weighted-average price paid per share	Total number of shares purchased as part of a publicly announced plan	Maximum number of shares that may yet be purchased under the plan

October 2015	7,574	$50.66	7,574	3,153,448
November 2015	112,582	56.37	112,582	3,040,866
December 2015	-	-	-	3,040,866
Total	120,156	$56.01	120,156

Item 4.  Mine Safety Disclosures

Not Applicable.

Item 6.  Exhibits and Reports on Form 8‑K

(a)	Exhibits

Exhibit
	No.	Description

	31.1	Certification of Principal Executive Officer for Joseph C. Bartolacci
	31.2	Certification of Principal Financial Officer for Steven F. Nicola
	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Joseph C. Bartolacci
	32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Steven F. Nicola

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATTHEWS INTERNATIONAL CORPORATION
(Registrant)

Date: January 29, 2016	/s/ Joseph C. Bartolacci
Joseph C. Bartolacci, President
and Chief Executive Officer

Date: January 29, 2016	/s/ Steven F. Nicola
Steven F. Nicola, Chief Financial Officer
and Secretary