Form 10-Q
period 2016-03-31
MATTHEWS INTERNATIONAL CORP
filed 2016-04-29
CIK 63296

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
____________________________________________________________
FORM 10‑Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2016

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from _____ to _____

Commission File No. 0‑09115
____________________________________________________________

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

As of March 31, 2016, shares of common stock outstanding were:

Class A Common Stock 33,008,131 shares

PART I ‑ FINANCIAL INFORMATION

Item 1.   Financial Statements

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollar amounts in thousands)

	March 31, 2016		September 30, 2015

ASSETS
Current assets:
Cash and cash equivalents		$59,332		$72,196
Accounts receivable, net		273,785		283,963
Inventories		169,304		171,423
Other current assets		76,194		77,319

Total current assets		578,615		604,901

Investments		26,139		25,517
Property, plant and equipment: Cost	$522,207		$501,595
Less accumulated depreciation	(292,805)		(274,187)
		229,402		227,408
Deferred income taxes		20,105		20,691
Other assets		17,080		13,773
Goodwill		865,618		855,728
Other intangible assets, net		406,942		415,000

Total assets		$2,143,901		$2,163,018

LIABILITIES
Current liabilities:
Long-term debt, current maturities		$12,857		$11,737
Trade accounts payable		59,998		68,896
Accrued compensation		56,258		63,931
Accrued income taxes		9,214		11,448
Other current liabilities		91,725		92,731

Total current liabilities		230,052		248,743

Long-term debt		875,316		891,217
Accrued pension		98,939		95,753
Postretirement benefits		19,435		19,415
Deferred income taxes		144,305		144,705
Other liabilities		31,700		29,139
Total liabilities		1,399,747		1,428,972

SHAREHOLDERS' EQUITY
Shareholders' equity-Matthews:
Common stock	$36,334		$36,334
Additional paid-in capital	110,750		115,890
Retained earnings	853,280		843,955
Accumulated other comprehensive loss	(144,080)		(150,326)
Treasury stock, at cost	(113,666)		(115,033)
Total shareholders' equity-Matthews		742,618		730,820
Noncontrolling interests		1,536		3,226
Total shareholders' equity		744,154		734,046

Total liabilities and shareholders' equity		$2,143,901		$2,163,018

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015

Sales	$367,176	$349,394	$721,408	$692,978
Cost of sales	(229,416)	(221,699)	(457,081)	(440,613)

Gross profit	137,760	127,695	264,327	252,365

Selling and administrative expenses	(111,325)	(108,420)	(225,854)	(207,505)

Operating profit	26,435	19,275	38,473	44,860

Investment income	235	702	936	973
Interest expense	(6,049)	(4,934)	(11,889)	(10,267)
Other income (deductions), net	(192)	(2,121)	(1,066)	(3,425)

Income before income taxes	20,429	12,922	26,454	32,141

Income taxes	(6,163)	(4,095)	(7,685)	(9,069)

Net income	14,266	8,827	18,769	23,072

Net loss attributable to noncontrolling interests	91	148	202	263

Net income attributable to Matthews shareholders	$14,357	$8,975	$18,971	$23,335

Earnings per share attributable to Matthews shareholders:
Basic	$0.44	$0.27	$0.58	$0.71

Diluted	$0.43	$0.27	$0.57	$0.70

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Dollar amounts in thousands)

	Three Months Ended March 31,
	Matthews		Noncontrolling Interest		Total
	2016	2015	2016	2015	2016	2015

Net income (loss):	$14,357	$8,975	$(91)	$(148)	$14,266	$8,827
Other comprehensive income (loss) ("OCI"), net of tax:
Foreign currency translation adjustment	15,412	(41,648)	(1)	(61)	15,411	(41,709)
Pension plans and other postretirement benefits	1,058	965	-	-	1,058	965
Unrecognized loss on derivatives:
Net change from periodic revaluation	(3,294)	(1,744)	-	-	(3,294)	(1,744)
Net amount reclassified to earnings	455	608	-	-	455	608
Net change in unrecognized loss on
derivatives	(2,839)	(1,136)	-	-	(2,839)	(1,136)
Other comprehensive income (loss), net of tax	13,631	(41,819)	(1)	(61)	13,630	(41,880)
Comprehensive income (loss)	$27,988	$(32,844)	$(92)	$(209)	$27,896	$(33,053)

	Six Months Ended March 31,
	Matthews		Noncontrolling Interest		Total
	2016	2015	2016	2015	2016	2015

Net income (loss):	$18,971	$23,335	$(202)	$(263)	$18,769	$23,072
OCI, net of tax:
Foreign currency translation adjustment	5,343	(67,930)	(54)	(71)	5,289	(68,001)
Pension plans and other postretirement benefits	2,160	1,890	-	-	2,160	1,890
Unrecognized loss on derivatives:
Net change from periodic revaluation	(2,218)	(3,212)	-	-	(2,218)	(3,212)
Net amount reclassified to earnings	961	1,265	-	-	961	1,265
Net change in unrecognized loss on
derivatives	(1,257)	(1,947)	-	-	(1,257)	(1,947)
Other comprehensive income (loss), net of tax	6,246	(67,987)	(54)	(71)	6,192	(68,058)
Comprehensive income (loss)	$25,217	$(44,652)	$(256)	$(334)	$24,961	$(44,986)

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
for the six months ended March 31, 2016 and 2015 (Unaudited)
(Dollar amounts in thousands, except per share data)

	Shareholders' Equity
				Accumulated
		Additional		Other		Non-
	Common	Paid-in	Retained	Comprehensive	Treasury	controlling
	Stock	Capital	Earnings	Income (Loss)	Stock	interests	Total
Balance, September 30, 2015	$36,334	$115,890	$843,955	$(150,326)	$(115,033)	$3,226	$734,046
Net income (loss)	-	-	18,971	-	-	(202)	18,769
Minimum pension liability	-	-	-	2,160	-	-	2,160
Translation adjustment	-	-	-	5,343	-	(54)	5,289
Fair value of derivatives	-	-	-	(1,257)	-	-	(1,257)
Total comprehensive income							24,961
Stock-based compensation	-	5,267	-	-		-	5,267
Purchase of 151,259 shares of treasury stock	-	-	-	-	(8,209)	-	(8,209)
Issuance of 287,681 shares of treasury stock	-	(7,862)	-	-	9,758	-	1,896
Cancellations of 3,957 shares of treasury stock	-	182	-	-	(182)	-	-
Dividends, $.30 per share	-	-	(9,646)	-	-	-	(9,646)
Acquisition of noncontrolling interest	-	(2,727)	-	-	-	(1,434)	(4,161)
Balance, March 31, 2016	$36,334	$110,750	$853,280	$(144,080)	$(113,666)	$1,536	$744,154

	Shareholders' Equity
				Accumulated
		Additional		Other		Non-
	Common	Paid-in	Retained	Comprehensive	Treasury	controlling
	Stock	Capital	Earnings	Income (Loss)	Stock	interests	Total
Balance, September 30, 2014	$36,334	$113,225	$798,353	$(66,817)	$(109,950)	$4,061	$775,206
Net income (loss)	-	-	23,335	-	-	(263)	23,072
Minimum pension liability	-	-	-	1,890	-	-	1,890
Translation adjustment	-	-	-	(67,930)	-	(71)	(68,001)
Fair value of derivatives	-	-	-	(1,947)	-	-	(1,947)
Total comprehensive income							(44,986)
Stock-based compensation	-	4,564	-	-	-	-	4,564
Purchase of 212,626 shares of treasury stock	-	-	-	-	(9,890)	-	(9,890)
Issuance of 328,927 shares of treasury stock	-	(6,934)	-	-	10,574	-	3,640
Cancellations of 32,739 shares of treasury stock	-	1,201	-	-	(1,201)	-	-
Dividends, $.26 per share	-	-	(8,610)	-	-	-	(8,610)
Distributions to noncontrolling interests	-	-	-	-	-	(95)	(95)
Balance, March 31, 2015	$36,334	$112,056	$813,078	$(134,804)	$(110,467)	$3,632	$719,829

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollar amounts in thousands)

	Six Months Ended
	March 31,
	2016	2015

Cash flows from operating activities:
Net income	$18,769	$23,072
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,158	31,888
Stock-based compensation expense	5,267	4,564
Change in deferred taxes	107	(10,962)
Gain on sale of assets	(347)	(65)
Unrealized gain on investments	(557)	(500)
Trade name write-offs	-	4,842
Changes in working capital items	(6,635)	9,615
(Increase) Decrease in other assets	(3,181)	345
Decrease in other liabilities	(267)	(4,607)
Increase in pension and postretirement benefits	6,751	3,273
Other, net	(174)	(9,101)

Net cash provided by operating activities	51,891	52,364

Cash flows from investing activities:
Capital expenditures	(23,946)	(19,598)
Acquisitions, net of cash acquired	(6,081)	-
Proceeds from sale of assets	1,121	690
Proceeds from sale of subsidiary	-	10,418
Restricted cash	-	(12,925)

Net cash used in investing activities	(28,906)	(21,415)

Cash flows from financing activities:
Proceeds from long-term debt	22,055	27,388
Payments on long-term debt	(37,960)	(52,815)
Proceeds from the exercise of stock options	1,798	3,778
Purchases of treasury stock	(8,209)	(9,890)
Dividends	(9,646)	(8,610)
Transaction with noncontrolling interests	(4,161)	(95)

Net cash used in financing activities	(36,123)	(40,244)

Effect of exchange rate changes on cash	274	(4,986)

Net change in cash and cash equivalents	$(12,864)	$(14,281)

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2016
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

The Company has production and marketing facilities in the United States, Central and South America, Canada, Europe, Australia and Asia.

Note 2.   Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information for commercial and industrial companies and the instructions to Form 10‑Q and Rule 10‑01 of Regulation S‑X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the six months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2016. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10‑K for the year ended September 30, 2015.  The consolidated financial statements include all domestic and foreign subsidiaries in which the Company maintains an ownership interest and has operating control.  All intercompany accounts and transactions have been eliminated.

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

New Accounting Pronouncements:

Issued

In January 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which provides new guidance intended to improve the recognition, measurement, presentation and disclosure of financial instruments.  This ASU is effective for the Company beginning in interim periods starting in fiscal year 2019.  The adoption of this ASU is not expected to have a material impact on the Company's consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 2.   Basis of Presentation (continued)

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which provides new guidance on how an entity should account for leases and recognize associated lease assets and liabilities. The ASU requires lessees to recognize assets and liabilities that arise from financing and operating leases on the consolidated balance sheet.  The implementation of this standard will require application of the new guidance at the beginning of the earliest comparative period presented, once adopted.  This ASU is effective for the Company beginning in interim periods starting in fiscal year 2020, and does allow for early adoption.  The Company is in the process of assessing the impact this ASU will have on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principle versus Agent Considerations (Reporting Revenue Gross versus Net), which coincides with ASU 2014-09 and provides additional guidance in the determination of principles versus agents.  The Company is in the process of assessing the impact this ASU, along with ASU 2014-09, will have on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which provides new guidance, intended to simplify the accounting surrounding share-based compensation. This ASU is effective for the Company beginning in interim periods starting in fiscal year 2018.  The Company is in the process of assessing the impact this ASU will have on its consolidated financial statements.

Adopted

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes (Income Taxes – Topic 740), which provides new guidance intended to simplify the presentation of deferred income taxes in a classified statement of financial position.  The new deferred income tax guidance requires that all deferred income tax balances be classified as non-current assets and liabilities on the classified statement of financial position.  The Company adopted this standard in the quarter ended December 31, 2015, and retrospectively adjusted the prior period presentation to conform to the new standard.  The adjustment totaled $19,753 in current deferred tax assets and $340 in current deferred tax liabilities being reclassified as non-current deferred tax assets and liabilities, respectively, in the September 30, 2015 Consolidated Balance Sheet.

In March 2016, the FASB issued ASU No. 2016-07, Investments – Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting, which provides new guidance, intended to simplify equity method accounting.  Investments that qualify for equity method accounting will no longer apply the equity method retrospectively to previously recorded cost investments.  The adoption of this ASU, in the second quarter, had no material impact on the Company's consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 2.   Basis of Presentation (continued)

Reclassification and Revision:

Amounts presented for the three and six month periods ended March 31, 2015 have been revised to reflect additional expense related to a theft of funds by an employee that had occurred over a multi-year period.

The following table reconciles the effect of the adjustments to the previously reported Consolidated Statement of Income for the three and six month periods ended March 31, 2015:

	Three months ended March 31, 2015			Six months ended March 31, 2015
	Previously Reported	Adjustment	As Adjusted	Previously Reported	Adjustment	As Adjusted
Consolidated Statements of Income
Other income (deductions), net	$(1,238)	$(883)	$(2,121)	$(1,673)	$(1,752)	$(3,425)
Income before income taxes	13,805	(883)	12,922	33,893	(1,752)	32,141
Income taxes	(4,377)	282	(4,095)	(9,629)	560	(9,069)
Net income	9,428	(601)	8,827	24,264	(1,192)	23,072
Net income attributable to Matthews shareholders	9,576	(601)	8,975	24,527	(1,192)	23,335
Comprehensive loss	(32,452)	(601)	(33,053)	(43,794)	(1,192)	(44,986)
Earnings per share attributable to Matthews shareholders:
Basic	0.29	(0.02)	0.27	0.74	(0.03)	0.71
Diluted	0.29	(0.02)	0.27	0.74	(0.04)	0.70

The following table reconciles the effect of the adjustments to the previously reported Consolidated Statement of Cash Flows for the six month period ended March 31, 2015:

	Six months ended March 31, 2015
	Previously Reported	Adjustment	As Adjusted
Consolidated Statement of Cash Flows
Net income	$24,264	$(1,192)	23,072
Changes in working capital items	10,175	(560)	9,615
Net cash provided by operating activities	54,116	(1,752)	52,364
Net change in cash and cash equivalents	(12,529)	(1,752)	(14,281)

There was no impact to the Consolidated Statement of Comprehensive Income or the Consolidated Statement of Shareholders' Equity for any of the respective periods other than the impact on Net Income.

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

Level 2:   Inputs other than quoted prices included within level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3:   Unobservable inputs for the asset or liability.

The fair values of the Company's assets and liabilities measured on a recurring basis are categorized as follows:

	March 31, 2016				September 30, 2015
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Derivatives (1)	$-	$152	$-	$152	$-	$-	$-	$-
Trading securities	19,001	-	-	19,001	18,444	-	-	18,444
Total assets at fair value	$19,001	$152	$-	$19,153	$18,444	$-	$-	$18,444

Liabilities:
Derivatives (1)	$-	$5,898	$-	$5,898	$-	$3,686	$-	$3,686
Total liabilities at fair value	$-	$5,898	$-	$5,898	$-	$3,686	$-	$3,686

(1) Interest rate swaps are valued based on observable market swap rates and are classified within Level 2 of the fair value hierarchy.

Note 4.   Inventories

Inventories consisted of the following:

	March 31, 2016	September 30, 2015

Raw Materials	$48,599	$48,636
Work in process	37,330	32,567
Finished goods	83,375	90,220
	$169,304	$171,423

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 5.   Debt

The Company has a domestic revolving credit facility with a syndicate of financial institutions.  The maximum amount of borrowings available under the facility is $900,000 and borrowings under the facility bear interest at LIBOR plus a factor ranging from .75% to 2.00% (1.75% at March 31, 2016) based on the Company's leverage ratio.  The leverage ratio is defined as net indebtedness divided by EBITDA (earnings before interest, taxes, depreciation and amortization).  The Company is required to pay an annual commitment fee ranging from .15% to .25% (based on the Company's leverage ratio) of the unused portion of the facility.

The revolving credit facility requires the Company to maintain certain leverage and interest coverage ratios.  A portion of the facility (not to exceed $30,000) is available for the issuance of trade and standby letters of credit. Outstanding borrowings on the revolving credit facility at March 31, 2016 and September 30, 2015 were $859,425 and $857,425, respectively.  The weighted-average interest rate on outstanding borrowings at March 31, 2016 and March 31, 2015 was 2.52% and 2.50%, respectively.

On April 26, 2016, subsequent to the date of the consolidated balance sheet, the Company amended and restated its domestic loan agreement with a syndicate of financial institutions to increase its total borrowing capacity from $900,000 to $1,150,000.  The amended and restated loan agreement includes a $900,000 senior secured revolving credit facility ("Revolving Credit Facility") and a $250,000 senior secured term loan ("Term Loan").  The Term Loan requires scheduled principal payments of 5.0% of the outstanding principal in year 1, 7.5% in year 2, and 10.0% in years 3 through 5, payable in quarterly installments.  The balance of the Revolving Credit Facility and the Term Loan are due on the maturity date of April 26, 2021.

Borrowings under both the Revolving Credit Facility and the Term Loan bear interest at LIBOR plus a factor ranging from .75% to 2.00% based on the Company's leverage ratio.  The leverage ratio is defined as net indebtedness divided by adjusted EBITDA (earnings before interest, taxes, depreciation and amortization).  The Company is required to pay an annual commitment fee ranging from .15% to .25% (based on the Company's leverage ratio) of the unused portion of the Revolving Credit Facility.  The amended and restated loan agreement will provide the Company with additional liquidity to support ongoing growth and share repurchases.  The Company incurred debt issuance costs in connection with the amended and restated loan agreement, which will be deferred and amortized over the term of the facility.

The Company has entered into the following interest rate swaps:

Effective Date	Amount	Fixed Interest Rate	Interest Rate Spread at March 31, 2016	Maturity Date
June 2012	$40,000	1.88%	1.75%	June 2022
August 2012	35,000	1.74%	1.75%	June 2022
September 2012	25,000	1.24%	1.75%	March 2017
May 2014	25,000	1.35%	1.75%	May 2018
November 2014	25,000	1.26%	1.75%	June 2018
March 2015	25,000	1.49%	1.75%	March 2019
September 2015	25,000	1.39%	1.75%	September 2020
November 2015	25,000	1.32%	1.75%	November 2020
December 2015	25,000	1.59%	1.75%	December 2020
February 2016	25,000	0.99%	1.75%	February 2020
February 2016	25,000	1.03%	1.75%	February 2022

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

The fair value of the interest rate swaps reflected an unrealized loss, net of unrealized gains, of $5,746 ($3,505 after tax) at March 31, 2016 and an unrealized loss, net of unrealized gains, of $3,686 ($2,248 after tax) at September 30, 2015. The net unrealized gain and loss are included in shareholders' equity as part of accumulated other comprehensive income ("AOCI").  Assuming market rates remain constant with the rates at March 31, 2016, a loss (net of tax) of approximately $878 included in AOCI is expected to be recognized in earnings over the next twelve months.

At March 31, 2016 and September 30, 2015, the interest rate swap contracts were reflected in the consolidated balance sheets as follows:

Derivatives	March 31, 2016	September 30, 2015
Current assets:
Other current assets	$26	$-
Long-term assets:
Other assets	126	-
Current liabilities:
Other current liabilities	(1,465)	(1,165)
Long-term liabilities:
Other liabilities	(4,433)	(2,521)
Total derivatives	$(5,746)	$(3,686)

The loss recognized on derivatives was as follows:

Derivatives in Cash Flow Hedging Relationships	Location of Loss Recognized in Income on Derivative	Amount of		Amount of
		Loss Recognized		Loss Recognized
		in Income		in Income
		on Derivatives		on Derivatives
		Three Months ended March 31,		Six Months ended March 31,
		2016	2015	2016	2015

Interest rate swaps	Interest expense	$(746)	$(996)	$(1,576)	$(2,073)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 5.  Debt (continued)

The Company recognized the following gains or losses in AOCI:
Amount of Loss
Reclassified from
	Amount of			AOCI into
	Loss Recognized in		Location of Gain or (Loss) Reclassified From AOCI into Income (Effective Portion*)	Income
Derivatives in Cash Flow Hedging Relationships	AOCI on Derivatives			(Effective Portion*)
	March 31, 2016	March 31, 2015		March 31, 2016	March 31, 2015

Interest rate swaps	$(2,218)	$(3,212)	Interest expense	$(961)	$(1,265)

*There is no ineffective portion or amount excluded from effectiveness testing.

The Company, through certain of its European subsidiaries, has a credit facility with a European bank.  The maximum amount of borrowing available under this facility is 35.0 million Euros ($39,744).  Outstanding borrowings under the credit facility totaled 9.5 million Euros ($10,773) and 23.9 million Euros ($26,829) at March 31, 2016 and September 30, 2015, respectively.  The weighted-average interest rate on outstanding borrowings under this facility at March 31, 2016 and 2015 was 1.75% and 1.74% respectively.

The Company, through its German subsidiary, Saueressig GmbH & Co. KG ("Saueressig"), has several loans with various European banks.  Outstanding borrowings under these loans totaled 651,780 Euros ($740) and 734,452 Euros ($824) at March 31, 2016 and September 30, 2015, respectively. The weighted-average interest rate on outstanding borrowings of Saueressig at March 31, 2016 and 2015 was 4.16% and 4.05%, respectively.

The Company, through its German subsidiary, Wetzel GmbH ("Wetzel"), has several loans with various European banks.  Outstanding borrowings under these loans totaled 1.2 million Euros ($1,329) and 1.9 million Euros ($2,110) at March 31, 2016 and September 30, 2015, respectively.  The weighted-average interest rate on outstanding borrowings of Wetzel at March 31, 2016 and 2015 was 6.11% and 5.84%, respectively.

The Company, through its Italian subsidiary, Matthews International S.p.A., has several loans with various Italian banks.  Outstanding borrowings on these loans totaled 4.4 million Euros ($4,953) and 4.3 million Euros ($4,772) at March 31, 2016 and September 30, 2015, respectively.  Matthews International S.p.A. also has four lines of credit totaling 11.3 million Euros ($12,866) with the same Italian banks.  Outstanding borrowings on these lines were 4.9 million Euros ($5,511) and 4.6 million Euros ($5,166) at March 31, 2016 and September 30, 2015, respectively.  The weighted-average interest rate on outstanding Matthews International S.p.A. borrowings at March 31, 2016 and 2015 was 3.47% and 3.18%, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 5.  Debt (continued)

In September 2014, a claim seeking to draw upon a letter of credit issued by the Company of $12,925 was filed with respect to a project for a customer in Saudi Arabia.  In January 2015, the Company made payment on the draw to the financial institution for the letter of credit and the Company was recently advised that the funds were ultimately received by the customer.  Pursuant to an action initiated by the Company, a court order was issued requiring these funds to be remitted to the court pending resolution of the dispute between the parties. Management has assessed the customer's claim to be without merit and, based on information available as of this filing, expects that the courts will ultimately rule in favor of Matthews.  However, as the customer has not yet remitted the funds to the court, it is possible the resolution of this matter could have an unfavorable financial impact on Matthews' results of operations.  As of March 31, 2016 and September 30, 2015, the Company has presented the funded letter of credit within other current assets on the Consolidated Balance Sheet.

As of March 31, 2016 and September 30, 2015, the fair value of the Company's long-term debt, including current maturities, approximated the carrying value included in the Consolidated Balance Sheet.

Note 6.   Share-Based Payments

The Company maintains an equity incentive plan (the "2012 Equity Incentive Plan") that provides for grants of stock options, restricted shares, stock-based performance units and certain other types of stock-based awards.  The Company also maintains an equity incentive plan (the "2007 Equity Incentive Plan") and a stock incentive plan (the "1992 Incentive Stock Plan") that previously provided for grants of stock options, restricted shares and certain other types of stock-based awards.  Under the 2012 Equity Incentive Plan, which has a ten-year term, the maximum number of shares available for grants or awards is an aggregate of 2,500,000.  There will be no further grants under the 2007 Equity Incentive Plan or the 1992 Incentive Stock Plan.  At March 31, 2016, there were 1,028,548 shares reserved for future issuance under the 2012 Equity Incentive Plan.  All plans are administered by the Compensation Committee of the Board of Directors.

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

With respect to outstanding restricted share grants, for grants made prior to fiscal 2013, generally one-half of the shares vest on the third anniversary of the grant, with the remaining one-half of the shares vesting in one-third increments upon attainment of pre-defined levels of appreciation in the market value of the Company's Class A Common Stock.  For grants made in and after fiscal 2013, generally one-half of the shares vest on the third anniversary of the grant, one-quarter of the shares vest in one-third increments upon the attainment of pre-defined levels of adjusted earnings per share, and the remaining one-quarter of the shares vest in one-third increments upon attainment of pre-defined levels of appreciation in the market value of the Company's Class A Common Stock.  Additionally, restricted shares cannot vest until the first anniversary of the grant date.  Unvested restricted shares generally expire on the earlier of five years from the date of grant, upon employment termination, or within specified time limits following voluntary employment termination (with the consent of the Company), retirement or death.  The Company generally issues restricted shares from treasury shares.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 6.   Share-Based Payments (continued)

For the three-month periods ended March 31, 2016 and 2015, stock-based compensation cost totaled $2,741 and $2,039, respectively.  For the six-month periods ended March 31, 2016 and 2015, stock-based compensation cost totaled $5,267 and $4,564, respectively.  The associated future income tax benefit recognized was $1,069 and $795 for the three-month periods ended March 31, 2016 and 2015, respectively, and $2,054 and $1,780 for the six-month periods ended March 31, 2016 and 2015, respectively.

There were no stock options exercised during the three-month period ended March 31, 2016. For the three-month period ended March 31, 2015, the amount of cash received from the exercise of stock options was $51. For the six-month periods ended March 31, 2016 and 2015, the amount of cash received from the exercise of stock options was $1,798 and $3,778, respectively. In connection with these exercises, the tax benefits realized by the Company were $6 for the three-month period ended March 31, 2015, and $283 and $321 for the six-month periods ended March 31, 2016 and 2015, respectively.

The transactions for restricted stock for the six months ended March 31, 2016 were as follows:

		Weighted-
		average
		grant-date
	Shares	fair value
Non-vested at September 30, 2015	570,567	$33.66
Granted	224,125	51.91
Vested	(260,947)	30.17
Expired or forfeited	(3,385)	39.55
Non-vested at March 31, 2016	530,360	$45.21

As of March 31, 2016, the total unrecognized compensation cost related to unvested restricted stock was $13,497 and is expected to be recognized over a weighted average period of 1.8 years.

The transactions for shares under options for the six months ended March 31, 2016 were as follows:

			Weighted-
		Weighted-	average	Aggregate
		average	remaining	intrinsic
	Shares	exercise price	contractual term	value
Outstanding, September 30, 2015	337,938	$39.19
Exercised	(47,834)	37.59
Expired or forfeited	(98,745)	37.33
Outstanding, March 31, 2016	191,359	40.56	0.6	$2,089
Exercisable, March 31, 2016	114,193	$40.56	0.6	$1,246

No options vested during the three-month and six-month periods ended March 31, 2016 and 2015, respectively.  The intrinsic value of options (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during the six-month periods ended March 31, 2016 and 2015 was $898 and $856, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 6.   Share-Based Payments (continued)

The transactions for non-vested options for the six months ended March 31, 2016 were as follows:

		Weighted-average
		grant-date
Non-vested shares	Shares	fair value
Non-vested at September 30, 2015	166,406	$12.43
Expired or forfeited	(89,240)	12.56
Non-vested at March 31, 2016	77,166	$12.29

The fair value of each restricted stock grant is estimated on the date of grant using a binomial lattice valuation model.  The following table indicates the assumptions used in estimating fair value of restricted stock granted during the six-month periods ended March 31, 2016 and 2015.

	Six Months Ended March 31,
	2016	2015
Expected volatility	20.7%	22.2%
Dividend yield	1.0%	1.0%
Average risk-free interest rate	1.7%	1.7%
Average expected term (years)	2.1	1.8

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

The Company maintains the 1994 Director Fee Plan and the 2014 Director Fee Plan (collectively, the "Director Fee Plans").  There will be no further fees or share-based awards granted under the 1994 Director Fee Plan.  Under the 2014 Director Fee Plan, non-employee directors (except for the Chairman of the Board) each receive, as an annual retainer fee for fiscal 2016, either cash or shares of the Company's Class A Common Stock with a value equal to $75.  The annual retainer fee for fiscal 2016 paid to a non-employee Chairman of the Board is $175.  Where the annual retainer fee is provided in shares, each director may elect to be paid these shares on a current basis or have such shares credited to a deferred stock account as phantom stock, with such shares to be paid to the director subsequent to leaving the Board.  The value of deferred shares is recorded in other liabilities.  A total of 17,005 shares had been deferred under the Director Fee Plans at March 31, 2016.  Additionally, non-employee directors each receive an annual stock-based grant (non-statutory stock options, stock appreciation rights and/or restricted shares) with a value of $110 for fiscal 2016.  A total of 22,300 stock options have been granted under the Director Fee Plans.  At March 31, 2016, there were no options outstanding. Additionally, 152,290 shares of restricted stock have been granted under the Director Fee Plans, 49,140 of which were issued under the 2014 Director Fee Plan.  31,787 share of restricted stock are unvested at March 31, 2016.  A total of 150,000 shares have been authorized to be issued under the 2014 Director Fee Plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 7.   Earnings Per Share Attributable to Matthews' Shareholders

The information used to compute earnings per share attributable to Matthews' common shareholders was as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
Net income attributable to Matthews shareholders	$14,357	$8,975	$18,971	$23,335
Less: dividends and undistributed earnings allocated to participating securities	-	1	-	5
Net income available to Matthews shareholders	$14,357	$8,974	$18,971	$23,330

Weighted-average shares outstanding (in thousands):
Basic shares	33,005	32,970	32,970	32,940
Effect of dilutive securities	197	212	250	244
Diluted shares	33,202	33,182	33,220	33,184

There were no anti-dilutive securities for the three and six months ended March 31, 2016 or 2015.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 8.   Pension and Other Postretirement Benefit Plans
The Company provides defined benefit pension and other postretirement plans to certain employees. Net periodic pension and other postretirement benefit cost for the plans included the following:

	Three months ended March 31,
	Pension		Other Postretirement
	2016	2015	2016	2015

Service cost	$1,813	$1,655	$101	$114
Interest cost	2,406	2,145	211	221
Expected return on plan assets	(2,407)	(2,470)	-	-
Amortization:
Prior service cost	(46)	(45)	(49)	(49)
Net actuarial loss	1,866	1,564	-	-

Net benefit cost	$3,632	$2,849	$263	$286

	Six months ended March 31,
	Pension		Other Postretirement
	2016	2015	2016	2015

Service cost	$3,626	$3,310	$202	$228
Interest cost	4,812	4,290	422	442
Expected return on plan assets	(4,814)	(4,940)	-	-
Amortization:
Prior service cost	(92)	(90)	(98)	(98)
Net actuarial loss	3,732	3,128	-	-

Net benefit cost	$7,264	$5,698	$526	$572

Benefit payments under the Company's principal retirement plan are made from plan assets, while benefit payments under the postretirement benefit plan are made from the Company's operating funds.  Under IRS regulations, the Company is not required to make any significant contributions to its principal retirement plan in fiscal year 2016.

Contributions made and anticipated for fiscal year 2016 are as follows:

Contributions	Pension	Other Postretirement

Contributions during the six months ended March 31, 2016:
Supplemental retirement plan	$362	$-
Other postretirement plan	-	672

Additional contributions expected in fiscal 2016:
Supplemental retirement plan	$387	$-
Other postretirement plan	-	336

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 9.   Accumulated Other Comprehensive Income

The changes in AOCI by component, net of tax, for the three month periods ended March 31, 2016 and 2015 were as follows:

		Post-retirement benefit plans	Currency translation adjustment		Derivatives	Total
Attributable to Matthews:
Balance, December 31, 2015		$(42,372)	$(114,673)		$(666)	$(157,711)
OCI before reclassification		-	15,412		(3,294)	12,117
Amounts reclassified from AOCI	(a)	1,058	-	(b)	455	1,514
Net current-period OCI		1,058	15,412		(2,839)	13,631
Balance, March 31, 2016		$(41,314)	$(99,261)		$(3,505)	$(144,080)
Attributable to noncontrolling interest:
Balance, December 31, 2015		-	$313		-	$313
OCI before reclassification		-	(1)		-	(1)
Net current-period OCI		-	(1)		-	(1)
Balance, March 31, 2016		-	$312		-	$312

		Post-retirement benefit plans	Currency translation adjustment		Derivatives	Total
Attributable to Matthews:
Balance, December 31, 2014		$(38,726)	$(53,649)		$(610)	$(92,985)
OCI before reclassification		-	(41,648)		(1,744)	(43,392)
Amounts reclassified from AOCI	(a)	965	-	(b)	608	1,573
Net current-period OCI		965	(41,648)		(1,136)	(41,819)
Balance, March 31, 2015		$(37,761)	$(95,297)		$(1,746)	$(134,804)
Attributable to noncontrolling interest:
Balance, December 31, 2014		-	$506		-	$506
OCI before reclassification		-	(61)		-	(61)
Net current-period OCI		-	(61)		-	(61)
Balance, March 31, 2015		-	$445		-	$445

(a)	Amounts were included in net periodic benefit cost for pension and other postretirement benefit plans (see Note 8).
(b)	Amounts were included in interest expense in the periods the hedged item affected earnings (see Note 5).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 9.   Accumulated Other Comprehensive Income (continued)

The changes in AOCI by component, net of tax, for the six month periods ended March 31, 2016 and 2015 were as follows:

		Post-retirement benefit plans	Currency translation adjustment		Derivatives	Total
Attributable to Matthews:
Balance, September 30, 2014		$(43,474)	$(104,604)		$(2,248	$(150,326)
OCI before reclassification		-	5,343		(2,218)	3,124
Amounts reclassified from AOCI	(a)	2,160	-	(b)	961	3,122
Net current-period OCI		2,160	5,343		(1,257)	6,246
Balance, March 31, 2015		$(41,314)	$(99,261)		$(3,505)	$(144,080)
Attributable to noncontrolling interest:
Balance, September 30, 2014		-	$366		-	$366
OCI before reclassification		-	(54)		-	(54)
Net current-period OCI		-	(54)		-	(54)
Balance, March 31, 2015		-	$312		-	$312

		Post-retirement benefit plans	Currency translation adjustment		Derivatives	Total
Attributable to Matthews:
Balance, September 30, 2014		$(39,651)	$(27,367)		$201	$(66,817)
OCI before reclassification		-	(67,930)		(3,212)	(71,142)
Amounts reclassified from AOCI	(a)	1,890	-	(b)	1,265	3,155
Net current-period OCI		1,890	(67,930)		(1,947)	(67,987)
Balance, March 31, 2015		$(37,761)	$(95,297)		$(1,746)	$(134,804)
Attributable to noncontrolling interest:
Balance, September 30, 2014		-	$516		-	$516
OCI before reclassification		-	(71)		-	(71)
Net current-period OCI		-	(71)		-	(71)
Balance, March 31, 2015		-	$445		-	$445

(a)	Amounts were included in net periodic benefit cost for pension and other postretirement benefit plans (see Note 8).
(b)	Amounts were included in interest expense in the periods the hedged item affected earnings (see Note 5).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 9.   Accumulated Other Comprehensive Income (continued)

Reclassifications out of AOCI for the three and six month periods ended March 31, 2016 were as follows:

	Amount reclassified from AOCI
Details about AOCI Components	Three months ended March 31, 2016		Six months ended March 31, 2016	Affected line item in the Statement of income

Postretirement benefit plans
Prior service (cost) credit	$95	(a)	$190
Actuarial losses	(1,866)	(a)	(3,732)
	(1,771)	(b)	(3,542)	Total before tax
	(713)		(1,382)	Tax provision (benefit)
	$(1,058)		$(2,160)	Net of tax
Derivatives
Interest rate swap contracts	$(746)		$(1,576)	Interest expense
	(746)	(b)	(1,576)	Total before tax
	(291)		(615)	Tax provision (benefit)
	$(455)		$(961)	Net of tax

Reclassifications out of AOCI for the three and six month periods ended March 31, 2015 were as follows:

	Amount reclassified from AOCI
Details about AOCI Components	Three months ended March 31, 2015		Six months ended March 31, 2015	Affected line item in the Statement of income

Postretirement benefit plans
Prior service (cost) credit	$94	(a)	$188
Actuarial losses	(1,564)	(a)	(3,128)
	(1,470)	(b)	(2,940)	Total before tax
	(505)		(1,050)	Tax provision (benefit)
	$(965)		$(1,890)	Net of tax
Derivatives
Interest rate swap contracts	$(996)		$(2,073)	Interest expense
	(996)	(b)	(2,073)	Total before tax
	(388)		(808)	Tax provision (benefit)
	$(608)		$(1,265)	Net of tax

(a)	Amounts are included in the computation of pension and other postretirement benefit expense, which is reported in both cost of goods sold and selling and administrative expenses. For additional information, see Note 8.
(b)	For pre-tax items, positive amounts represent income and negative amounts represent expense.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 10.   Income Taxes

Income tax provisions for the Company's interim periods are based on the effective income tax rate expected to be applicable for the full year. The Company's effective tax rate for the six months ended March 31, 2016 was 29.1%, compared to 28.2% for the first half of fiscal 2015.  Fiscal 2015 reflected the benefit of the utilization of certain tax attributes as a result of legal structure reorganization in foreign jurisdictions.  The difference between the Company's fiscal 2016 second quarter effective tax rate and the Federal statutory rate of 35.0% primarily reflected the impact of state taxes, offset by lower foreign income taxes.

The Company had unrecognized tax benefits (excluding penalties and interest) of $3,781 and $4,086 on March 31, 2016 and September 30, 2015, respectively, all of which, if recorded, would impact the 2016 annual effective tax rate.

The Company classifies interest and penalties on tax uncertainties as a component of the provision for income taxes. Total penalties and interest accrued were $1,994 and $2,010 at March 31, 2016 and September 30, 2015, respectively.  These accruals may potentially be applicable in the event of an unfavorable outcome of uncertain tax positions.

The Company is currently under examination in several tax jurisdictions and remains subject to examination until the statute of limitations expires for those tax jurisdictions.  As of March 31, 2016, the tax years that remain subject to examination by major jurisdiction generally are:

United States – Federal	2012 and forward
United States – State	2011 and forward
Canada	2011 and forward
Europe	2009 and forward
United Kingdom	2013 and forward
Australia	2011 and forward
Asia	2009 and forward

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 11.   Segment Information

The Company manages its businesses under three segments: SGK Brand Solutions, Memorialization and Industrial Technologies. The SGK Brand Solutions segment includes brand development, deployment and delivery (consisting of brand management, printing plates and cylinders, pre-media services and imaging services for consumer packaged goods and retail customers, merchandising display systems, and marketing and design services).  The Memorialization segment consists primarily of bronze and granite memorials and other memorialization products, caskets and cremation equipment primarily for the cemetery and funeral home industries.  The previously titled Industrial segment has been renamed in the second quarter of fiscal 2016 and will be referred to as the Industrial Technologies segment.  The Company believes this new segment name provides a better representation of the nature of business conducted within this segment. The Industrial Technologies segment includes marking and coding equipment and consumables, industrial automation products and order fulfillment systems for identifying, tracking, picking and conveying consumer and industrial products.  Management evaluates segment performance based on operating profit (before income taxes) and does not allocate non-operating items such as investment income, interest expense, other income (deductions), net and noncontrolling interest.

Information about the Company's segments follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
Sales:
SGK Brand Solutions	$184,384	$191,722	$362,675	$392,556
Memorialization	157,376	130,255	304,987	246,478
Industrial Technologies	25,416	27,417	53,746	53,944
	$367,176	$349,394	$721,408	$692,978

Operating profit (loss):
SGK Brand Solutions	$5,500	$(1,600)	$8,255	$250
Memorialization	19,470	18,173	27,159	39,659
Industrial Technologies	1,465	2,702	3,059	4,951
	$26,435	$19,275	$38,473	$44,860

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 12.   Acquisitions

On February 1, 2016, the Company acquired certain net assets of Digital Design, Inc. ("DDI") for $7,659 (net of cash acquired and holdback amount), subject to a working capital adjustment. DDI is a manufacturer and seller of ink jet printing systems and is included in the Company's Industrial Technologies segment.  The preliminary purchase price allocation related to the DDI acquisition is not finalized as of March 31, 2016, and is subject to change as the Company obtains additional information related to working capital items and fixed assets.

On August 19, 2015, the Company acquired Aurora Products Group, LLC ("Aurora") for $210,026 (net of cash acquired).  Aurora provides burial, cremation, and technology products to funeral home clients and distributors in the United States and Canada.  The acquisition is designed to expand the Company's memorialization product offerings and geographic distribution footprint in the United States. The preliminary purchase price allocation related to the Aurora acquisition is not finalized as of March 31, 2016, and is based upon a preliminary valuation which is subject to change as the Company obtains additional information, including with respect to fixed assets, intangible assets, certain liabilities and related taxes.

Note 13.   Goodwill and Other Intangible Assets

A summary of the carrying amount of goodwill attributable to each segment as well as the changes in such amounts are as follows:

	SGK Brand Solutions	Memorialization	Industrial Technologies	Consolidated

Goodwill	$466,647	$346,946	$52,887	$866,480
Accumulated impairment losses	(5,752)	(5,000)	-	(10,752)
Balance at September 30, 2015	460,895	341,946	52,887	855,728

Additions during period	-	-	3,958	3,958
Translation and other adjustments	4,096	1,907	(71)	5,932
Goodwill	470,743	348,853	56,774	876,370
Accumulated impairment losses	(5,752)	(5,000)	-	(10,752)
Balance at March 31, 2016	$464,991	$343,853	$56,774	$865,618

The Company performed its annual impairment review in the second quarter of fiscal 2016 and has determined that estimated fair value for all reporting units exceeded carrying value, therefore no adjustments to the carrying value of goodwill were necessary.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 13.   Goodwill and Other Intangible Assets (continued)

The following tables summarize the carrying amounts and related accumulated amortization for intangible assets as of March 31, 2016 and September 30, 2015, respectively.

	Carrying	Accumulated
	Amount	Amortization	Net
March 31, 2016:
Trade names	$168,467	$- *	$168,467
Trade names	1,830	(1,778)	52
Customer relationships	289,530	(51,905)	237,625
Copyrights/patents/other	11,292	(10,494)	798
	$471,119	$(64,177)	$406,942

September 30, 2015:
Trade names	$168,467	$- *	$168,467
Trade names	1,815	(1,718)	97
Customer relationships	296,689	(51,393)	245,296
Copyrights/patents/other	11,389	(10,249)	1,140
	$478,360	$(63,360)	$415,000
* Not subject to amortization

The net change in intangible assets during the six months ended March 31, 2016 included the impact of foreign currency fluctuations during the period, additional amortization, and additions related to the DDI acquisition.

Amortization expense on intangible assets was $5,190 and $4,571 for the three-month periods ended March 31, 2016 and 2015, respectively.  For the six-month periods ended March 31, 2016 and 2015, amortization expense was $10,406 and $9,221, respectively. Amortization expense is estimated to be $10,817 for the remainder of 2016, $20,489 in 2017, $19,189 in 2018, $18,146 in 2019 and $17,020 in 2020.

Note 14.   Subsequent Events

On April 26, 2016, the Company amended and restated its domestic loan agreement with a syndicate of financial institutions.  See Note 5 for further discussion.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

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

RESULTS OF OPERATIONS:

The following table sets forth the sales and operating profit for the Company's three reporting segments for the three and six-month periods ended March 31, 2016 and 2015.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
Sales:	(Dollar amounts in thousands)
SGK Brand Solutions	$184,384	$191,722	$362,675	$392,556
Memorialization	157,376	130,255	304,987	246,478
Industrial Technologies*	25,416	27,417	53,746	53,944
	$367,176	$349,394	$721,408	$692,978

Operating profit (loss):
SGK Brand Solutions	$5,500	$(1,600)	$8,255	$250
Memorialization	19,470	18,173	27,159	39,659
Industrial Technologies*	1,465	2,702	3,059	4,951
	$26,435	$19,275	$38,473	$44,860

*	The previously titled Industrial segment has been renamed in the second quarter of fiscal 2016 and will be referred to as the Industrial Technologies segment. The Company believes this new segment name provides a better representation of the nature of business conducted within this segment.

Sales for the six months ended March 31, 2016 were $721.4 million, compared to $693.0 million for the six months ended March 31, 2015.  The increase in fiscal 2016 sales principally reflected the acquisition of Aurora and higher bronze and granite memorial sales, partially offset by a decline in the SGK Brand Solutions segment, lower unit sales of caskets, and the unfavorable impact of changes in foreign currencies against the U.S. dollar of approximately $19.2 million.

In the SGK Brand Solutions segment, sales for the first six months of fiscal 2016 were $362.7 million, compared to $392.6 million for the first six months of fiscal 2015.  The decrease in sales resulted primarily from the unfavorable impact of changes in foreign currency values against the U.S. dollar of approximately $15.9 million and the prior year divestiture by the segment of a small software business.  In addition, slower market conditions in the U.S. and Europe contributed to the sales decline.  Memorialization segment sales for the first six months of fiscal 2016 were $305.0 million, compared to $246.5 million for the first six months of fiscal 2015.  The increase in sales resulted principally from the acquisition of Aurora ($67.2 million), higher sales of bronze and granite memorials and higher cremation equipment sales in the U.S. market.  These sales increases were partially offset by lower unit sales of caskets, and the unfavorable impact of changes in foreign currency values against the U.S. dollar of approximately $2.5 million.  Based on published CDC data, the Company estimated that the number of casketed, in-ground burial deaths in the U.S. declined approximately 4% in the first six months of fiscal 2016, compared to a year ago.  Industrial Technologies segment sales reflected slower market conditions in the current year.  Changes in foreign currency values against the U.S. dollar also had an unfavorable impact of approximately $740,000 on the segment's sales.

Gross profit for the six months ended March 31, 2016 was $264.3 million, compared to $252.4 million for the same period a year ago.  Consolidated gross profit as a percent of sales was 36.6% and 36.4% for the first six months of fiscal 2016 and fiscal 2015, respectively.  The increase in gross profit primarily reflected the impact of higher sales.  Fiscal 2016 gross profit also included an expense of approximately $4.0 million for the partial write-off of inventory step-up value related to the Aurora acquisition.  The improvement in gross profit as a percent of sales reflected the favorable impact of cost-reduction initiatives and improved profitability on cremation equipment products, partially offset by the write-off of Aurora inventory step-up value.

Selling and administrative expenses for the six months ended March 31, 2016 were $225.9 million, compared to $207.5 million for the first six months of fiscal 2015.  Consolidated selling and administrative expenses, as a percent of sales, were 31.3% for the six months ended March 31, 2016, compared to 29.9% for the same period last year.  The increase in selling and administrative expenses was primarily attributable to higher sales and the acquisition of Aurora, partially offset by benefits from cost-reduction initiatives in the SGK Brand Solutions segment, resulting primarily from acquisition integration activities.  In addition, fiscal 2016 selling and administrative expenses included charges totaling $18.9 million, primarily representing acquisition integration costs, and an increase of $1.7 million in intangible asset amortization related to the Aurora acquisition.  Fiscal 2015 selling and administrative expenses included acquisition-related expenses of $14.7 million primarily related to the Schawk acquisition integration activities, trade name write-offs of $4.8 million and expenses related to strategic cost-reduction initiatives of $1.0 million, partially offset by the impact of the favorable settlement of litigation, net of related expenses, in the Memorialization segment of $9.0 million.

Operating profit for the six months ended March 31, 2016 was $38.5 million, compared to $44.9 million for the six months ended March 31, 2015.  The SGK Brand Solutions segment operating profit for the first six months of fiscal 2016 was $8.3 million, compared to $250,000 for the same period a year ago.  The increase in segment operating profit primarily resulted from cost reductions as a result of acquisition integration activities, partially offset by the unfavorable impact of changes in foreign currency values against the U.S. dollar of approximately $1.0 million.  Operating profit for the SGK Brand Solutions segment in fiscal 2016 included $14.9 million of acquisition-related expenses.  SGK Brand Solutions operating profit in fiscal 2015 included charges totaling $19.8 million representing acquisition integration expenses, trade name write-offs, and expenses related to strategic cost-reduction initiatives.  Memorialization segment operating profit for the first six months of fiscal 2016 was $27.2 million, compared to $39.7 million for the first six months of fiscal 2015.  Segment operating profit was favorably impacted by the Aurora acquisition, higher sales of bronze and granite memorials, and also reflected benefits from cost-reduction initiatives.  These improvements were offset by charges totaling $7.9 million, primarily representing acquisition-related expenses, and a $1.7 million increase in intangible asset amortization as a result of the Aurora acquisition.  Prior year Memorialization segment operating profit reflected the favorable impact of the settlement of litigation, net of related expenses, of $9.0 million.  Operating profit for the Industrial Technologies segment for the six months ended March 31, 2016 was $3.1 million, compared to $5.0 million for the same period a year ago, primarily reflecting an unfavorable change in product mix in fiscal 2016.

Investment income was $936,000 for the six months ended March 31, 2016, compared to $973,000 for the six months ended March 31, 2015.  The decrease reflected lower rates of return on investments held in trust for certain of the Company's benefit plans.  Interest expense for the first six months of fiscal 2016 was $11.9 million, compared to $10.3 million for the same period last year.  The increase in interest expense primarily reflected higher average debt levels resulting from the acquisition of Aurora in August 2015.  Other deductions, net, for the six months ended March 31, 2016 represented a decrease in pre-tax income of $1.1 million, compared to a decrease in pre-tax income of $3.4 million for the same period last year.  Other income and deductions generally include banking related fees and the impact of currency gains and losses on certain intercompany debt and foreign denominated receivables and payables.  Fiscal 2015 other income and deductions included losses related to a theft of funds by an employee that had occurred over a multi-year period, totaling $1.8 million for the six months ended March 31, 2015.

The Company's effective tax rate for the six months ended March 31, 2016 was 29.1%, compared to 28.2% for the first six months of fiscal 2015 and 29.4% for the fiscal 2015 full year.  Fiscal 2015 reflected the benefit of the utilization of certain tax attributes as a result of legal structure reorganization in foreign jurisdictions.  The difference between the Company's effective tax rate and the Federal statutory rate of 35.0% primarily reflected the impact of state taxes, offset by lower foreign income taxes.

Net earnings attributable to noncontrolling interests was a loss of $202,000 for the six months ended March 31, 2016, compared to a loss of $263,000 for the same period a year ago.  The net earnings attributable to noncontrolling interests primarily reflected losses in less than wholly-owned Memorialization and Industrial Technologies businesses.

LIQUIDITY AND CAPITAL RESOURCES:

Net cash provided by operating activities was $51.9 million for the first six months of fiscal 2016, compared to $52.4 million for the first six months of fiscal 2015.  Operating cash flow for both periods reflected net income adjusted for depreciation, amortization, stock-based compensation expense and non-cash pension expense.  Net changes in working capital items, which principally related to decreases in accounts receivable, inventory and accounts payable, and increases in fiscal year-end compensation-related payments, resulted in a use of working capital of approximately $6.6 million in fiscal 2016.  Net changes in working capital items, which principally related to decreases in accounts receivable, inventory and accounts payable, resulted in a source of working capital of approximately $9.6 million in fiscal 2015.

Cash used in investing activities was $28.9 million for the six months ended March 31, 2016, compared to $21.4 million for the six months ended March 31, 2015.  Investing activities for the first six months of fiscal 2016 primarily reflected capital expenditures of $23.9 million, and acquisition payments (net of cash acquired or received from sellers) of $6.1 million.  Investing activities for the first six months of fiscal 2015 primarily reflected capital expenditures of $19.6 million, net proceeds of $10.4 million from the sale of a subsidiary, and payment of $12.9 million related to a letter of credit issued for a customer (see discussion below).

Capital expenditures reflected reinvestment in the Company's business segments and were made primarily for the purchase of new production machinery, equipment, software and systems, and facilities designed to improve product quality, increase manufacturing efficiency, lower production costs and meet regulatory requirements.  Capital expenditures for the last three fiscal years were primarily financed through operating cash.  Capital spending for property, plant and equipment has averaged $34.1 million for the last three fiscal years.  Capital spending for fiscal 2016 is currently expected to be approximately $45.0 million.  The increase in fiscal 2016 expected capital spending reflects the addition of the historical capital requirements of Aurora and additional information technology capital spending related to the Company's systems integration activities.  The Company expects to generate sufficient cash from operations to fund all anticipated capital spending projects.

Cash used in financing activities for the six months ended March 31, 2016 was $36.1 million, primarily reflecting repayment of long-term debt, net of proceeds from borrowings, of $15.9 million, proceeds from stock option exercises of $1.8 million, treasury stock purchases of $8.2 million, dividends of $9.6 million to the Company's shareholders, and acquisition of noncontrolling interest of $4.2 million.  Cash used in financing activities for the six months ended March 31, 2015 was $40.2 million, primarily reflecting repayment of long-term debt, net of proceeds from borrowings, of $25.4 million, proceeds from stock option exercises of $3.8 million, treasury stock purchases of $9.9 million, and dividends of $8.6 million to the Company's shareholders.

The Company has a domestic revolving credit facility with a syndicate of financial institutions.  The maximum amount of borrowings available under the facility is $900.0 million and borrowings under the facility bear interest at LIBOR plus a factor ranging from .75% to 2.00% (1.75% at March 31, 2016) based on the Company's leverage ratio.  The leverage ratio is defined as net indebtedness divided by EBITDA (earnings before interest, taxes, depreciation and amortization).  The Company is required to pay an annual commitment fee ranging from .15% to .25% (based on the Company's leverage ratio) of the unused portion of the facility.

The revolving credit facility requires the Company to maintain certain leverage and interest coverage ratios.  A portion of the facility (not to exceed $30.0 million) is available for the issuance of trade and standby letters of credit. Outstanding borrowings on the revolving credit facility at March 31, 2016 and September 30, 2015 were $859.4 million and $857.4 million, respectively.  The weighted-average interest rate on outstanding borrowings at March 31, 2016 and 2015 was 2.52% and 2.50%, respectively.

On April 26, 2016, subsequent to the date of the consolidated balance sheet, the Company amended and restated its domestic loan agreement with a syndicate of financial institutions to increase its total borrowing capacity from $900.0 million to $1.15 billion.  The amended and restated loan agreement includes a $900.0 million senior secured revolving credit facility ("Revolving Credit Facility") and a $250.0 million senior secured term loan ("Term Loan").  The Term Loan requires scheduled principal payments of 5.0% of the outstanding principal in year 1, 7.5% in year 2, and 10.0% in years 3 through 5, payable in quarterly installments.  The balance of the Revolving Credit Facility and the Term Loan are due on the maturity date of April 26, 2021.

Borrowings under both the Revolving Credit Facility and the Term Loan bear interest at LIBOR plus a factor ranging from .75% to 2.00% based on the Company's leverage ratio.  The leverage ratio is defined as net indebtedness divided by adjusted EBITDA (earnings before interest, taxes, depreciation and amortization).  The Company is required to pay an annual commitment fee ranging from .15% to .25% (based on the Company's leverage ratio) of the unused portion of the Revolving Credit Facility.  The amended and restated loan agreement will provide the Company with additional liquidity to support ongoing growth and share repurchases.  The Company incurred debt issuance costs in connection with the amended and restated loan agreement, which will be deferred and amortized over the term of the facility.

The Company has entered into the following interest rate swaps (dollar amounts in thousands):

Effective Date	Amount	Fixed Interest Rate	Interest Rate Spread at March 31, 2016	Maturity Date
June 2012	$40,000	1.88%	1.75%	June 2022
August 2012	35,000	1.74%	1.75%	June 2022
September 2012	25,000	1.24%	1.75%	March 2017
May 2014	25,000	1.35%	1.75%	May 2018
November 2014	25,000	1.26%	1.75%	June 2018
March 2015	25,000	1.49%	1.75%	March 2019
September 2015	25,000	1.39%	1.75%	September 2020
November 2015	25,000	1.32%	1.75%	November 2020
December 2015	25,000	1.59%	1.75%	December 2020
February 2016	25,000	0.99%	1.75%	February 2020
February 2016	25,000	1.03%	1.75%	February 2022

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

The fair value of the interest rate swaps reflected an unrealized loss, net of unrealized gains, of $5.7 million ($3.5 million after tax) at March 31, 2016 that is included in shareholders' equity as part of accumulated other comprehensive income ("AOCI").  Assuming market rates remain constant with the rates at March 31, 2016, a loss (net of tax) of approximately $878,000 included in AOCI is expected to be recognized in earnings over the next twelve months.

The Company, through certain of its European subsidiaries, has a credit facility with a European bank.  The maximum amount of borrowing available under this facility is 35.0 million Euros ($39.7 million).  Outstanding borrowings under the credit facility totaled 9.5 million Euros ($10.8 million) and 23.9 million Euros ($26.8 million) at March 31, 2016 and September 30, 2015, respectively.  The weighted-average interest rate on outstanding borrowings under this facility at March 31, 2016 and 2015 was 1.75% and 1.74% respectively.

The Company, through its German subsidiary, Saueressig GmbH & Co. KG ("Saueressig"), has several loans with various European banks.  Outstanding borrowings under these loans totaled 652,000 Euros ($740,000) and 734,000 Euros ($824,000) at March 31, 2016 and September 30, 2015, respectively. The weighted-average interest rate on outstanding borrowings of Saueressig at March 31, 2016 and 2015 was 4.16% and 4.05%, respectively.

The Company, through its German subsidiary, Wetzel GmbH ("Wetzel"), has several loans with various European banks.  Outstanding borrowings under these loans totaled 1.2 million Euros ($1.3 million) and 1.9 million Euros ($2.1 million) at March 31, 2016 and September 30, 2015, respectively.  The weighted-average interest rate on outstanding borrowings of Wetzel at March 31, 2016 and 2015 was 6.11% and 5.84%, respectively.

The Company, through its Italian subsidiary, Matthews International S.p.A., has several loans with various Italian banks.  Outstanding borrowings on these loans totaled 4.4 million Euros ($5.0 million) and 4.3 million Euros ($4.8 million) at March 31, 2016 and September 30, 2015, respectively.  Matthews International S.p.A. also has four lines of credit totaling 11.3 million Euros ($12.9 million) with the same Italian banks.  Outstanding borrowings on these lines were 4.9 million Euros ($5.5 million) and 4.6 million Euros ($5.2 million) at March 31, 2016 and September 30, 2015, respectively.  The weighted-average interest rate on outstanding Matthews International S.p.A. borrowings at March 31, 2016 and 2015 was 3.47% and 3.18%, respectively.

In September 2014, a claim seeking to draw upon a letter of credit issued by the Company of $12.9 million was filed with respect to a project for a customer in Saudi Arabia.  In January 2015, the Company made payment on the draw to the financial institution for the letter of credit and the Company was recently advised that the funds were ultimately received by the customer.  Pursuant to an action initiated by the Company, a court order was issued requiring these funds to be remitted to the court pending resolution of the dispute between the parties. Management has assessed the customer's claim to be without merit and, based on information available as of this filing, expects that the courts will ultimately rule in favor of Matthews.  However, as the customer has not yet remitted the funds to the court, it is possible the resolution of this matter could have an unfavorable financial impact on Matthews' results of operations.  As of March 31, 2016 and September 30, 2015, the Company has presented the funded letter of credit within other current assets on the Consolidated Balance Sheet.

The Company has a stock repurchase program.  Under the current authorization, the Company's Board of Directors has authorized the repurchase of a total of 5,000,000 shares of Matthews' common stock under the program, of which 3,009,763 shares remain available for repurchase as of March 31, 2016.  The buy-back program is designed to increase shareholder value, enlarge the Company's holdings of its common stock, and add to earnings per share.  Repurchased shares may be retained in treasury, utilized for acquisitions, or reissued to employees or other purchasers, subject to the restrictions set forth in the Company's Restated Articles of Incorporation.

Consolidated working capital of the Company was $348.6 million at March 31, 2016, compared to $356.2 million at September 30, 2015.  Cash and cash equivalents were $59.3 million at March 31, 2016, compared to $72.2 million at September 30, 2015.  The Company's current ratio was 2.5 and 2.4 at March 31, 2016 and September 30, 2015, respectively.

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

At March 31, 2016, an accrual of approximately $4.1 million had been recorded for environmental remediation (of which $1.0 million was classified in other current liabilities), representing management's best estimate of the probable and reasonably estimable costs of the Company's known remediation obligations.  The accrual does not consider the effects of inflation and anticipated expenditures are not discounted to their present value.  Changes in the accrued environmental remediation obligation from the prior fiscal year reflect payments charged against the accrual.

While final resolution of these contingencies could result in costs different than current accruals, management believes the ultimate outcome will not have a significant effect on the Company's consolidated results of operations or financial position.

ACQUISITIONS:

On February 1, 2016, the Company acquired certain net assets of DDI for $7.7 million (net of cash acquired and holdback amount), subject to a working capital adjustment. DDI is a manufacturer and seller of ink jet printing systems and is included in the Company's Industrial Technologies segment.  The preliminary purchase price allocation related to the DDI acquisition is not finalized as of March 31, 2016, and is subject to change as the Company obtains additional information related to working capital items and fixed assets.

On August 19, 2015, the Company acquired Aurora for $210.0 million (net of cash acquired).  Aurora provides burial, cremation, and technology products to funeral home clients and distributors in the United States and Canada.  The acquisition is designed to expand the Company's memorialization product offerings and geographic distribution footprint in the United States. The preliminary purchase price allocation related to the Aurora acquisition is not finalized as of March 31, 2016, and is based upon a preliminary valuation which is subject to change as the Company obtains additional information, including with respect to fixed assets, intangible assets, certain liabilities and related taxes.

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

LONG-TERM CONTRACTUAL OBLIGATIONS AND COMMITMENTS:

The following table summarizes the Company's contractual obligations at March 31, 2016, and the effect such obligations are expected to have on its liquidity and cash flows in future periods.

	Payments due in fiscal year:
		2016			After
	Total	Remainder	2017 to 2018	2019 to 2020	2020
Contractual Cash Obligations:	(Dollar amounts in thousands)
Revolving credit facilities	$870,198	$-	$870,198	$-	$-
Notes payable to banks	7,551	4,249	3,302	-	-
Short-term borrowings	5,600	5,600	-	-	-
Capital lease obligations	6,142	887	1,066	4,189	-
Non-cancelable operating leases	43,161	10,580	23,176	7,730	1,675

Total contractual cash obligations	$932,652	$21,316	$897,742	$11,919	$1,675

A significant portion of the loans included in the table above bear interest at variable rates.  At March 31, 2016, the weighted-average interest rate was 2.52% on the Company's domestic revolving credit facility, 1.75% on the credit facility through the Company's European subsidiaries, 4.16% on bank loans to its wholly-owned subsidiary, Saueressig, 6.11% on bank loans to its wholly-owned subsidiary, Wetzel and 3.47% on bank loans to the Company's wholly-owned subsidiary, Matthews International S.p.A.

Benefit payments under the Company's principal retirement plan are made from plan assets, while benefit payments under the supplemental retirement plan and postretirement benefit plan are funded from the Company's operating cash.  The Company is not required to make any significant contributions to its principal retirement plan in fiscal 2016.  During the six months ended March 31, 2016, contributions of $362,000 and $672,000 were made under the supplemental retirement plan and postretirement plan, respectively.  The Company currently anticipates contributing an additional $387,000 and $336,000 under the supplemental retirement plan and postretirement plan, respectively, for the remainder of fiscal 2016.

Unrecognized tax benefits are positions taken, or expected to be taken, on an income tax return that may result in additional payments to tax authorities.  If a tax authority agrees with the tax position taken, or expected to be taken, or the applicable statute of limitations expires, then additional payments will not be necessary.  As of March 31, 2016, the Company had unrecognized tax benefits, excluding penalties and interest, of approximately $3.8 million.  The timing of potential future payments related to the unrecognized tax benefits is not presently determinable. The Company believes that its current liquidity sources, combined with its operating cash flow and borrowing capacity, will be sufficient to meet its capital needs for the foreseeable future.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

Issued

In January 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which provides new guidance intended to improve the recognition, measurement, presentation and disclosure of financial instruments.  This ASU is effective for the Company beginning in interim periods starting in fiscal year 2019.  The adoption of this ASU is not expected to have a material impact on the Company's consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which provides new guidance on how an entity should account for leases and recognize associated lease assets and liabilities. The ASU requires lessees to recognize assets and liabilities that arise from financing and operating leases on the consolidated balance sheet.  The implementation of this standard will require application of the new guidance at the beginning of the earliest comparative period presented, once adopted.  This ASU is effective for the Company beginning in interim periods starting in fiscal year 2020, and does allow for early adoption.  The Company is in the process of assessing the impact this ASU will have on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principle versus Agent Considerations (Reporting Revenue Gross versus Net), which coincides with ASU 2014-09 and provides additional guidance in the determination of principles versus agents.  The Company is in the process of assessing the impact this ASU, along with ASU 2014-09, will have on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which provides new guidance, intended to simplify the accounting surrounding share-based compensation. This ASU is effective for the Company beginning in interim periods starting in fiscal year 2018.  The Company is in the process of assessing the impact this ASU will have on its consolidated financial statements.

Adopted

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes (Income Taxes – Topic 740), which provides new guidance intended to simplify the presentation of deferred income taxes in a classified statement of financial position.  The new deferred income tax guidance requires that all deferred income tax balances be classified as non-current assets and liabilities on the classified statement of financial position.  The Company adopted this standard in the quarter ended December 31, 2015, and retrospectively adjusted the prior period presentation to conform to the new standard.  The adjustment totaled $19,753 in current deferred tax assets and $340 in current deferred tax liabilities being reclassified as non-current deferred tax assets and liabilities, respectively, in the September 30, 2015 Consolidated Balance Sheet.

In March 2016, the FASB issued ASU No. 2016-07, Investments – Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting, which provides new guidance, intended to simplify equity method accounting.  Investments that qualify for equity method accounting will no longer apply the equity method retrospectively to previously recorded cost investments.  The adoption of this ASU, in the second quarter, had no material impact on the Company's consolidated financial statements.

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

The fair value of the interest rate swaps reflected a net unrealized loss, net of unrealized gains, of $5.7 million ($3.5 million after tax) at March 31, 2016 that is included in equity as part of accumulated other comprehensive income.  A decrease of 10% in market interest rates (e.g. a decrease from 5.0% to 4.5%) would result in an increase of approximately $845,000 in the fair value liability of the interest rate swaps.

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

Foreign Currency Exchange Rates - The Company is subject to changes in various foreign currency exchange rates, including the Euro, British Pound, Canadian Dollar, Australian Dollar, Swedish Krona, Chinese Yuan, Hong Kong Dollar, Polish Zloty, Turkish Lira, Indian Rupee and Malaysian Ringgit in the conversion from local currencies to the U.S. dollar of the reported financial position and operating results of its non-U.S. based subsidiaries.  A strengthening of the U. S. dollar of 10% would have resulted in a decrease in reported sales of $24.2 million and a decrease in reported operating income of $2.1 million for the six months ended March 31, 2016.

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

Management, under the supervision and with the participation of our Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures in effect as of March 31, 2016. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2016, the Company's disclosure controls and procedures were effective to provide reasonable assurance that material information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, and that such information is recorded, summarized and properly reported within the appropriate time period, relating to the Company and its consolidated subsidiaries, required to be included in the Exchange Act reports, including this Quarterly Report on Form 10-Q.

There have been no changes in the Company's internal controls over financial reporting that occurred during the fiscal quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II ‑ OTHER INFORMATION

Item 1.	Legal Proceedings

Matthews is subject to various legal proceedings and claims arising in the ordinary course of business.  Management does not expect that the results of any of these legal proceedings will have a material adverse effect on Matthews' financial condition, results of operations or cash flows.

Item 1A.	Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item IA to our Annual Report on Form 10-K for the fiscal year ended September 30, 2015. The risk factors disclosed in Part I, Item 1A to our Annual Report on Form 10-K for the fiscal year ended September 30, 2015, in addition to the other information set forth in this report, could adversely affect the Company's operating performance and financial condition. Additional risks not currently known or deemed immaterial may also result in adverse effects on the Company

Item 2.	Unrecognized Sales of Equity Securities and Use of Proceeds

Stock Repurchase Plan

The Company has a stock repurchase program.  The buy-back program is designed to increase shareholder value, enlarge the Company's holdings of its common stock, and add to earnings per share.  Repurchased shares may be retained in treasury, utilized for acquisitions, or reissued to employees or other purchasers, subject to the restrictions of the Company's Restated Articles of Incorporation.  Under the current authorization, the Company's Board of Directors had authorized the repurchase of a total of 5,000,000 shares of Matthews' common stock under the program, of which 3,009,763 shares remain available for repurchase as of March 31, 2016.

The following table shows the monthly fiscal 2016 stock repurchase activity:

Period	Total number of shares purchased	Weighted-average price paid per share	Total number of shares purchased as part of a publicly announced plan	Maximum number of shares that may yet be purchased under the plan

October 2015	7,574	$50.66	7,574	3,153,448
November 2015	112,582	56.37	112,582	3,040,866
December 2015	-	-	-	3,040,866
January 2016	1,669	48.60	1,669	3,039,197
February 2016	29,434	47.53	29,434	3,009,763
March 2016	-	-	-	3,009,763
Total	151,259	$54.28	151,259

Item 3.	Defaults Upon Senior Securities

Not Applicable.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

Not Applicable.

Item 6.	Exhibits and Reports on Form 8‑K

(a)	Exhibits

	Exhibit No.	Description	Method of Filing

	31.1	Certification of Principal Executive Officer for Joseph C. Bartolacci	Filed herewith
	31.2	Certification of Principal Financial Officer for Steven F. Nicola	Filed herewith
	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Joseph C. Bartolacci	Furnished herewith
	32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Steven F. Nicola	Furnished herewith
	101.INS	XBRL Instance Document	Filed herewith
	101.SCH	XBRL Taxonomy Extension Schema	Filed herewith
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith
	101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith
	101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith
	101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATTHEWS INTERNATIONAL CORPORATION
(Registrant)

Date: April 29, 2016	By: /s/ Joseph C. Bartolacci
Joseph C. Bartolacci, President
and Chief Executive Officer

Date: April 29, 2016	By: /s/ Steven F. Nicola
Steven F. Nicola, Chief Financial Officer
and Secretary