Form 10-Q/A
period 2016-03-31
MATTHEWS INTERNATIONAL CORP
filed 2016-04-29
CIK 63296

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
____________________________________________________________
FORM 10‑Q/A
Amendment No. 1

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

Class A Common Stock 33,008,131 shares

EXPLANATORY NOTE

The sole purpose of this amendment to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed with the Securities Exchange Commission on April 29, 2016 (the "Form 10-Q"), is to revise Exhibit 101 – Interactive Data File (" XBRL Exhibit").  For the convenience of the reader, this amendment also includes the exhibits from our original filing.  No other changes have been made to the Form 10-Q.  This amendment speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the Form 10-Q.

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

(1)Interest rate swaps are valued based on observable market swap rates and are classified within Level 2 of the fair value hierarchy.

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