Form 10-Q
period 2016-06-30
MATTHEWS INTERNATIONAL CORP
filed 2016-07-29
CIK 63296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
____________________________________________________________
FORM 10‑Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2016
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

(412) 442-8200
(Registrant's telephone number, including area code)

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
As of June 30, 2016, shares of common stock outstanding were: Class A Common Stock 32,113,063 shares

PART I ‑ FINANCIAL INFORMATION
Item 1.   Financial Statements

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollar amounts in thousands)

	June 30, 2016		September 30, 2015
ASSETS
Current assets:
Cash and cash equivalents		$74,483		$72,196
Accounts receivable, net		285,184		283,963
Inventories		166,723		171,423
Other current assets		73,328		77,319

Total current assets		599,718		604,901

Investments		27,218		25,517
Property, plant and equipment: Cost	$521,116		$501,595
Less accumulated depreciation	(298,796)		(274,187)
		222,320		227,408
Deferred income taxes		1,324		1,284
Other assets		22,130		13,773
Goodwill		854,409		855,728
Other intangible assets, net		399,703		415,000

Total assets		$2,126,822		$2,143,611

LIABILITIES
Current liabilities:
Long-term debt, current maturities		$21,246		$11,737
Trade accounts payable		58,104		68,896
Accrued compensation		65,179		63,931
Accrued income taxes		21,311		11,448
Other current liabilities		100,077		92,731

Total current liabilities		265,917		248,743

Long-term debt		898,177		891,217
Accrued pension		100,349		95,753
Postretirement benefits		19,267		19,415
Deferred income taxes		115,500		125,298
Other liabilities		32,219		29,139
Total liabilities		1,431,429		1,409,565

SHAREHOLDERS' EQUITY
Shareholders' equity-Matthews:
Common stock	$36,334		$36,334
Additional paid-in capital	113,698		115,890
Retained earnings	872,466		843,955
Accumulated other comprehensive loss	(168,230)		(150,326)
Treasury stock, at cost	(160,164)		(115,033)
Total shareholders' equity-Matthews		694,104		730,820
Noncontrolling interests		1,289		3,226
Total shareholders' equity		695,393		734,046

Total liabilities and shareholders' equity		$2,126,822		$2,143,611

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015

Sales	$382,061	$364,752	$1,103,469	$1,057,730
Cost of sales	(236,764)	(229,316)	(693,845)	(669,929)

Gross profit	145,297	135,436	409,624	387,801

Selling and administrative expenses	(104,627)	(108,031)	(330,481)	(315,536)

Operating profit	40,670	27,405	79,143	72,265

Investment income	524	58	1,460	1,031
Interest expense	(6,257)	(4,849)	(18,146)	(15,116)
Other income (deductions), net	460	9,845	(606)	6,420

Income before income taxes	35,397	32,459	61,851	64,600

Income taxes	(11,605)	(9,245)	(19,290)	(18,314)

Net income	23,792	23,214	42,561	46,286

Net loss (income) attributable to noncontrolling interests	123	(74)	325	189

Net income attributable to Matthews shareholders	$23,915	$23,140	$42,886	$46,475

Earnings per share attributable to Matthews shareholders:
Basic	$0.73	$0.70	$1.31	$1.41

Diluted	$0.73	$0.70	$1.30	$1.40

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(Dollar amounts in thousands)

	Three Months Ended June 30,
	Matthews		Noncontrolling Interest		Total
	2016	2015	2016	2015	2016	2015

Net income (loss):	$23,915	$23,140	$(123)	$74	$23,792	$23,214
Other comprehensive (loss) income ("OCI"), net of tax:
Foreign currency translation adjustment	(23,692)	8,283	(57)	(9)	(23,749)	8,274
Pension plans and other postretirement benefits	1,098	876	—	—	1,098	876
Unrecognized loss on derivatives:
Net change from periodic revaluation	(2,074)	664	—	—	(2,074)	664
Net amount reclassified to earnings	518	581	—	—	518	581
Net change in unrecognized loss on derivatives	(1,556)	1,245	—	—	(1,556)	1,245
OCI, net of tax	(24,150)	10,404	(57)	(9)	(24,207)	10,395
Comprehensive (loss) income	$(235)	$33,544	$(180)	$65	$(415)	$33,609

	Nine Months Ended June 30,
	Matthews		Noncontrolling Interest		Total
	2016	2015	2016	2015	2016	2015

Net income (loss):	$42,886	$46,475	$(325)	$(189)	$42,561	$46,286
OCI, net of tax:
Foreign currency translation adjustment	(18,349)	(59,647)	(111)	(80)	(18,460)	(59,727)
Pension plans and other postretirement benefits	3,258	2,766	—	—	3,258	2,766
Unrecognized loss on derivatives:
Net change from periodic revaluation	(4,292)	(2,548)	—	—	(4,292)	(2,548)
Net amount reclassified to earnings	1,479	1,846	—	—	1,479	1,846
Net change in unrecognized loss on derivatives	(2,813)	(702)	—	—	(2,813)	(702)
OCI, net of tax	(17,904)	(57,583)	(111)	(80)	(18,015)	(57,663)
Comprehensive income (loss)	$24,982	$(11,108)	$(436)	$(269)	$24,546	$(11,377)

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
for the nine months ended June 30, 2016 and 2015 (Unaudited)
(Dollar amounts in thousands, except per share data)

	Shareholders' Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Non- controlling interests	Total
Balance, September 30, 2015	$36,334	$115,890	$843,955	$(150,326)	$(115,033)	$3,226	$734,046
Net income (loss)	—	—	42,886	—	—	(325)	42,561
Minimum pension liability	—	—	—	3,258	—	—	3,258
Translation adjustment	—	—	—	(18,349)	—	(111)	(18,460)
Fair value of derivatives	—	—	—	(2,813)	—	—	(2,813)
Total comprehensive income							24,546
Stock-based compensation	—	7,940	—	—	—	—	7,940
Purchase of 1,130,875 shares of treasury stock	—	—	—	—	(57,903)	—	(57,903)
Issuance of 374,108 shares of treasury stock	—	(7,649)	—	—	13,016	—	5,367
Cancellations of 5,237 shares of treasury stock	—	244	—	—	(244)	—	—
Dividends, $.45 per share	—	—	(14,375)	—	—	—	(14,375)
Transactions with noncontrolling interests	—	(2,727)	—	—	—	(1,501)	(4,228)
Balance, June 30, 2016	$36,334	$113,698	$872,466	$(168,230)	$(160,164)	$1,289	$695,393

	Shareholders' Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Non- controlling interests	Total
Balance, September 30, 2014	$36,334	$113,225	$798,353	$(66,817)	$(109,950)	$4,061	$775,206
Net income (loss)	—	—	46,475	—	—	(189)	46,286
Minimum pension liability	—	—	—	2,766	—	—	2,766
Translation adjustment	—	—	—	(59,647)	—	(80)	(59,727)
Fair value of derivatives	—	—	—	(702)	—	—	(702)
Total comprehensive income							(11,377)
Stock-based compensation	—	6,838	—	—	—	—	6,838
Purchase of 212,783 shares of treasury stock	—	—	—	—	(9,897)	—	(9,897)
Issuance of 332,183 shares of treasury stock	—	(6,919)	—	—	10,680	—	3,761
Cancellations of 34,789 shares of treasury stock	—	1,284	—	—	(1,284)	—	—
Dividends, $.39 per share	—	—	(12,914)	—	—	—	(12,914)
Distributions to noncontrolling interests	—	—	—	—	—	(95)	(95)
Balance, June 30, 2015	$36,334	$114,428	$831,914	$(124,400)	$(110,451)	$3,697	$751,522
The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollar amounts in thousands)

	Nine Months Ended June 30,
	2016	2015

Cash flows from operating activities:
Net income	$42,561	$46,286
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	49,278	47,071
Stock-based compensation expense	7,940	6,838
Change in deferred taxes	(995)	(12,528)
Gain on sale of assets	(176)	(153)
Unrealized gain on investments	(819)	(617)
Trade name write-offs	—	4,842
Changes in working capital items	6,585	22,242
(Increase) decrease in other assets	(4,443)	2,792
Decrease in other liabilities	(1,573)	(14,416)
Increase in pension and postretirement benefits	9,778	6,199
Other, net	(9,731)	(6,217)

Net cash provided by operating activities	98,405	102,339

Cash flows from investing activities:
Capital expenditures	(32,697)	(34,665)
Acquisitions, net of cash acquired	(6,936)	(1,703)
Proceeds from sale of assets	1,344	912
Proceeds from sale of subsidiary	—	10,418
Restricted cash	—	(12,925)

Net cash used in investing activities	(38,289)	(37,963)

Cash flows from financing activities:
Proceeds from long-term debt	77,713	47,421
Payments on long-term debt	(61,295)	(82,325)
Proceeds from the exercise of stock options	5,181	3,907
Purchases of treasury stock	(57,903)	(9,897)
Dividends	(14,375)	(12,914)
Transaction with noncontrolling interests	(4,228)	(95)
Other financing activities	(2,318)	—

Net cash used in financing activities	(57,225)	(53,903)

Effect of exchange rate changes on cash	(604)	(3,688)

Net change in cash and cash equivalents	$2,287	$6,785

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2016
(Dollar amounts in thousands, except per share data)

Note 1.   Nature of Operations

Matthews International Corporation ("Matthews" or the "Company"), founded in 1850 and incorporated in Pennsylvania in 1902, is a global provider of brand solutions, memorialization products and industrial technologies.  Brand solutions include brand development, deployment and delivery (consisting of brand management, printing plates and cylinders, pre-media services and imaging services for consumer packaged goods and retail customers, merchandising display systems, and marketing and design services).  Memorialization products consist primarily of bronze and granite memorials and other memorialization products, caskets and cremation equipment primarily for the cemetery and funeral home industries.  Industrial technologies include marking and coding equipment and consumables, industrial automation products and order fulfillment systems for identifying, tracking, picking and conveying consumer and industrial products.

The Company has production and marketing facilities in the United States, Central and South America, Canada, Europe, Australia and Asia.

Note 2.   Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information for commercial and industrial companies and the instructions to Form 10‑Q and Rule 10‑01 of Regulation S‑X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the nine months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2016. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10‑K for the year ended September 30, 2015.  The consolidated financial statements include all domestic and foreign subsidiaries in which the Company maintains an ownership interest and has operating control.  All intercompany accounts and transactions have been eliminated.

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

New Accounting Pronouncements:

Issued

In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which provides new guidance intended to improve the recognition, measurement, presentation and disclosure of financial instruments. This ASU is effective for the Company beginning in interim periods starting in fiscal year 2019. The adoption of this ASU is not expected to have a material impact on the Company's consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which provides new guidance on how an entity should account for leases and recognize associated lease assets and liabilities. This ASU requires lessees to recognize assets and liabilities that arise from financing and operating leases on the consolidated balance sheet. The implementation of this standard will require application of the new guidance at the beginning of the earliest comparative period presented, once adopted. This ASU is effective for the Company beginning in interim periods starting in fiscal year 2020, and does allow for early adoption.  The Company is in the process of assessing the impact this ASU will have on its consolidated financial statements.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which provides new guidance intended to simplify the accounting surrounding share-based compensation. This ASU is effective for the Company beginning in interim periods starting in fiscal year 2018. The Company is in the process of assessing the impact this ASU will have on its consolidated financial statements.

In April and May 2016, the FASB issued ASU Nos. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, and 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, respectively. Both of these ASUs coincide with ASU 2014-09 and provide additional guidance in the determination of performance obligations and implementation expedients.  The Company is in the process of assessing the impact these ASUs, along with ASU 2014-09, will have on its consolidated financial statements.

Adopted

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes (Income Taxes – Topic 740), which provides new guidance intended to simplify the presentation of deferred income taxes in a classified statement of financial position.  The new deferred income tax guidance requires that all deferred income tax balances be classified as non-current assets and liabilities on the classified statement of financial position.  The Company adopted this standard in the quarter ended December 31, 2015, and retrospectively adjusted the prior period presentation to conform to the new standard.  The adoption resulted in a $19,753 decrease in current deferred tax assets and a $340 decrease in current deferred tax liabilities, and a corresponding increase to non-current deferred tax assets of $346 and a decrease to non-current deferred tax liabilities of $19,067 in the September 30, 2015 Consolidated Balance Sheet.

In March 2016, the FASB issued ASU No. 2016-7, Investments – Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting, which provides new guidance intended to simplify equity method accounting.  Investments that qualify for equity method accounting will no longer apply the equity method retrospectively to previously recorded cost investments.  The adoption of this ASU in the second quarter ended March 31, 2016, had no material impact on the Company's consolidated financial statements.

In April and August 2015, the FASB issued ASU Nos. 2015-3, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, and 2015-15, Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Lines-of-Credit Arrangements, respectively. The new guidance requires that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of debt, consistent with debt discounts. The guidance also allows for debt issuance costs related to line-of-credit arrangements to be presented as an asset, regardless of whether there are any outstanding borrowings on the line-of-credit arrangements. The adoption of this guidance in the third quarter ended June 30, 2016, had no material impact on the Company's consolidated financial statements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 3.   Fair Value Measurements (continued)

The fair values of the Company's assets and liabilities measured on a recurring basis are categorized as follows:

	June 30, 2016				September 30, 2015
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Derivatives (1)	$—	$—	$—	$—	$—	$—	$—	$—
Trading securities	19,263	—	—	19,263	18,444	—	—	18,444
Total assets at fair value	$19,263	$—	$—	$19,263	$18,444	$—	$—	$18,444

Liabilities:
Derivatives (1)	$—	$8,297	$—	$8,297	$—	$3,686	$—	$3,686
Total liabilities at fair value	$—	$8,297	$—	$8,297	$—	$3,686	$—	$3,686
(1)Interest rate swaps are valued based on observable market swap rates and are classified within Level 2 of the fair value hierarchy.

Note 4.   Inventories

Inventories consisted of the following:

	June 30, 2016	September 30, 2015

Raw materials	$31,606	$48,636
Work in process	52,456	32,567
Finished goods	82,661	90,220
	$166,723	$171,423

Note 5.   Debt

The Company has a domestic credit facility with a syndicate of financial institutions that was amended and restated in April 2016 to increase the total borrowing capacity from $900,000 to $1,150,000. The Company incurred debt issuance costs of approximately $2,318 in connection with the amended and restated agreement, which will be deferred and amortized over the term of the facility.

The amended and restated agreement includes a $900,000 senior secured revolving credit facility and a $250,000 senior secured term loan. The term loan requires scheduled principal payments of 5.0% of the outstanding principal in year one, 7.5% in year two, and 10.0% in years three through five, payable in quarterly installments.  The balance of the revolving credit facility and the term loan are due on the maturity date of April 26, 2021. Borrowings under both the revolving credit facility and the term loan bear interest at LIBOR plus a factor ranging from 0.75% to 2.00% (1.75% at June 30, 2016) based on the Company's leverage ratio.  The leverage ratio is defined as net indebtedness divided by adjusted EBITDA (earnings before interest, taxes, depreciation and amortization).  The Company is required to pay an annual commitment fee ranging from 0.15% to 0.25% (based on the Company's leverage ratio) of the unused portion of the revolving credit facility.

The amended and restated agreement requires the Company to maintain certain leverage and interest coverage ratios. A portion of the facility (not to exceed $35,000) is available for the issuance of trade and standby letters of credit. Outstanding borrowings on the revolving credit facility at June 30, 2016 and September 30, 2015 were $645,000 and $857,425, respectively. Outstanding borrowings on the term loan at June 30, 2016 was $249,551. The weighted-average interest rate on outstanding borrowings for the domestic credit facility at June 30, 2016 and June 30, 2015 was 2.55% and 2.51%, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 5.   Debt (continued)

The Company has entered into the following interest rate swaps:

Effective Date	Amount	Fixed Interest Rate	Interest Rate Spread at June 30, 2016	Maturity Date
June 2012	$40,000	1.88%	1.75%	June 2022
August 2012	35,000	1.74%	1.75%	June 2022
September 2012	25,000	1.24%	1.75%	March 2017
May 2014	25,000	1.35%	1.75%	May 2018
November 2014	25,000	1.26%	1.75%	June 2018
March 2015	25,000	1.49%	1.75%	March 2019
September 2015	25,000	1.39%	1.75%	September 2020
November 2015	25,000	1.32%	1.75%	November 2020
December 2015	25,000	1.59%	1.75%	December 2020
February 2016	25,000	0.99%	1.75%	February 2020
February 2016	25,000	1.03%	1.75%	February 2022
June 2016	51,563	0.77%	1.75%	April 2021
June 2016	25,781	0.77%	1.75%	April 2021
June 2016	25,781	0.78%	1.75%	April 2021

The Company enters into interest rate swaps in order to achieve a mix of fixed and variable rate debt that it deems appropriate. The interest rate swaps have been designated as cash flow hedges of the future variable interest payments under the domestic credit facility, which are considered probable of occurring.  Based on the Company's assessment, all of the critical terms of each of the hedges matched the underlying terms of the hedged debt and related forecasted interest payments, and as such, these hedges were considered highly effective.

The fair value of the interest rate swaps reflected an unrealized loss of $8,297 ($5,061 after tax) at June 30, 2016 and an unrealized loss, net of unrealized gains, of $3,686 ($2,248 after tax) at September 30, 2015. The net unrealized loss is included in shareholders' equity as part of accumulated other comprehensive income ("AOCI").  Assuming market rates remain constant with the rates at June 30, 2016, a loss (net of tax) of approximately $1,244 included in AOCI is expected to be recognized in earnings over the next twelve months.

At June 30, 2016 and September 30, 2015, the interest rate swap contracts were reflected in the consolidated balance sheets as follows:

Derivatives	June 30, 2016	September 30, 2015
Current assets:
Other current assets	$—	$—
Long-term assets:
Other assets	—	—
Current liabilities:
Other current liabilities	(2,040)	(1,165)
Long-term liabilities:
Other liabilities	(6,257)	(2,521)
Total derivatives	$(8,297)	$(3,686)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 5.   Debt (continued)

The losses recognized on derivatives were as follows:

Derivatives in Cash Flow Hedging Relationships	Location of Loss Recognized in Income on Derivative	Amount of Loss Recognized in Income on Derivatives		Amount of Loss Recognized in Income on Derivatives

		Three Months Ended June 30,		Nine Months Ended June 30,
		2016	2015	2016	2015

Interest rate swaps	Interest expense	$(848)	$(953)	$(2,424)	$(3,026)

The Company recognized the following gains or losses in AOCI:

Derivatives in Cash Flow Hedging Relationships	Amount of Loss Recognized in AOCI on Derivatives		Location of Gain or (Loss) Reclassified From AOCI into Income (Effective Portion*)	Amount of Loss Reclassified from AOCI into Income (Effective Portion*)
	June 30, 2016	June 30, 2015		June 30, 2016	June 30, 2015

Interest rate swaps	$(4,292)	$(2,548)	Interest expense	$(1,479)	$(1,846)

*There is no ineffective portion or amount excluded from effectiveness testing.

The Company, through certain of its European subsidiaries, has a credit facility with a European bank.  The maximum amount of borrowing available under this facility is 35.0 million Euros ($38,863).  Outstanding borrowings under the credit facility totaled 7.7 million Euros ($8,574) and 23.9 million Euros ($26,829) at June 30, 2016 and September 30, 2015, respectively.  The weighted-average interest rate on outstanding borrowings under this facility at June 30, 2016 and 2015 was 1.75% and 1.50%, respectively.

The Company, through its German subsidiary, Saueressig GmbH & Co. KG ("Saueressig"), has several loans with various European banks.  Outstanding borrowings under these loans totaled 527,262 Euros ($585) and 734,452 Euros ($824) at June 30, 2016 and September 30, 2015, respectively. The weighted-average interest rate on outstanding borrowings of Saueressig at June 30, 2016 and 2015 was 4.07% and 3.85%, respectively.

The Company, through its German subsidiary, Wetzel GmbH ("Wetzel"), has several loans with various European banks.  Outstanding borrowings under these loans totaled 1.1 million Euros ($1,252) and 1.9 million Euros ($2,110) at June 30, 2016 and September 30, 2015, respectively.  The weighted-average interest rate on outstanding borrowings of Wetzel at June 30, 2016 and 2015 was 6.12% and 5.82%, respectively.

The Company, through its Italian subsidiary, Matthews International S.p.A., has several loans with various Italian banks.  Outstanding borrowings on these loans totaled 3.5 million Euros ($3,871) and 4.3 million Euros ($4,772) at June 30, 2016 and September 30, 2015, respectively.  Matthews International S.p.A. also has four lines of credit totaling 11.3 million Euros ($12,581) with the same Italian banks.  Outstanding borrowings on these lines were 5.0 million Euros ($5,525) and 4.6 million Euros ($5,166) at June 30, 2016 and September 30, 2015, respectively.  The weighted-average interest rate on outstanding Matthews International S.p.A. borrowings at June 30, 2016 and 2015 was 3.44% and 3.21%, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 5.  Debt (continued)

In September 2014, a claim was filed seeking to draw upon a letter of credit issued by the Company of £8,570,000 ($11,475 at June 30, 2016) with respect to a performance guarantee on a project for a customer in Saudi Arabia.  Management assessed the customer's claim to be without merit and initiated an action with the court. Pursuant to this action, a court order was issued in January 2015 requiring that, upon receipt by the customer, the funds were to be remitted by the customer to the court pending resolution of the dispute between the parties.  As a result, the Company made payment on the draw to the financial institution for the letter of credit and the funds were ultimately received by the customer. The customer did not remit the funds to the court as ordered. On June 14, 2016, the court ruled completely in favor of Matthews following a trial on the merits.  However, as the customer has not yet remitted the funds, it is possible the resolution of this matter could have an unfavorable financial impact on Matthews’ results of operations.  As of June 30, 2016 and September 30, 2015, the Company has presented the funded letter of credit within other current assets on the Consolidated Balance Sheet.

As of June 30, 2016 and September 30, 2015, the fair value of the Company's long-term debt, including current maturities, approximated the carrying value included in the Consolidated Balance Sheet.

Note 6.   Share-Based Payments

The Company maintains an equity incentive plan (the "2012 Equity Incentive Plan") that provides for grants of stock options, restricted shares, stock-based performance units and certain other types of stock-based awards.  The Company also maintains an equity incentive plan (the "2007 Equity Incentive Plan") and a stock incentive plan (the "1992 Incentive Stock Plan") that previously provided for grants of stock options, restricted shares and certain other types of stock-based awards.  Under the 2012 Equity Incentive Plan, which has a ten-year term, the maximum number of shares available for grants or awards is an aggregate of 2,500,000.  There will be no further grants under the 2007 Equity Incentive Plan or the 1992 Incentive Stock Plan.  At June 30, 2016, there were 1,022,548 shares reserved for future issuance under the 2012 Equity Incentive Plan.  All plans are administered by the Compensation Committee of the Board of Directors.

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

With respect to outstanding restricted share grants, for grants made prior to fiscal 2013, generally one-half of the shares vested on the third anniversary of the grant, with the remaining one-half of the shares vesting in one-third increments upon attainment of pre-defined levels of appreciation in the market value of the Company's Class A Common Stock.  For grants made in and after fiscal 2013, generally one-half of the shares vest on the third anniversary of the grant, one-quarter of the shares vest in one-third increments upon the attainment of pre-defined levels of adjusted earnings per share, and the remaining one-quarter of the shares vest in one-third increments upon attainment of pre-defined levels of appreciation in the market value of the Company's Class A Common Stock.  Additionally, restricted shares cannot vest until the first anniversary of the grant date.  Unvested restricted shares generally expire on the earlier of five years from the date of grant, upon employment termination, or within specified time limits following voluntary employment termination (with the consent of the Company), retirement or death.  The Company generally issues restricted shares from treasury shares.

For the three-month periods ended June 30, 2016 and 2015, stock-based compensation cost totaled $2,673 and $2,274, respectively.  For the nine-month periods ended June 30, 2016 and 2015, stock-based compensation cost totaled $7,940 and $6,838, respectively.  The associated future income tax benefit recognized was $1,042 and $887 for the three-month periods ended June 30, 2016 and 2015, respectively, and $3,097 and $2,667 for the nine-month periods ended June 30, 2016 and 2015, respectively.

For the three-month periods ended June 30, 2016 and 2015, the amount of cash received from the exercise of stock options was $3,383 and $129, respectively. For the nine-month periods ended June 30, 2016 and 2015, the amount of cash received from the exercise of stock options was $5,181 and $3,907, respectively. In connection with these exercises, the tax benefits realized by the Company were $524 and $16 for the three-month periods ended June 30, 2016 and 2015, respectively, and $747 and $337 for the nine-month periods ended June 30, 2016 and 2015, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 6.   Share-Based Payments (continued)

The transactions for restricted stock for the nine months ended June 30, 2016 were as follows:

	Shares	Weighted- average grant-date fair value
Non-vested at September 30, 2015	570,567	$33.66
Granted	227,125	51.89
Vested	(266,950)	30.56
Expired or forfeited	(4,665)	45.71
Non-vested at June 30, 2016	526,077	$45.16

As of June 30, 2016, the total unrecognized compensation cost related to unvested restricted stock was $11,143 and is expected to be recognized over a weighted average period of 1.7 years.

The transactions for shares under options for the nine months ended June 30, 2016 were as follows:

	Shares	Weighted- average exercise price	Weighted- average remaining contractual term	Aggregate intrinsic value
Outstanding, September 30, 2015	337,938	$39.19
Exercised	(131,261)	39.47
Expired or forfeited	(98,745)	37.33
Outstanding, June 30, 2016	107,932	40.56	0.37	$1,628
Exercisable, June 30, 2016	30,766	$40.56	0.37	$464
No options vested during the three-month and nine-month periods ended June 30, 2016 and 2015, respectively.  The intrinsic value of options (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during the nine-month periods ended June 30, 2016 and 2015 was $2,087 and $897, respectively.
The transactions for non-vested options for the nine-months ended June 30, 2016 were as follows:

		Weighted-average grant-date
	Shares	fair value
Non-vested at September 30, 2015	166,406	$12.43
Expired or forfeited	(89,240)	12.56
Non-vested at June 30, 2016	77,166	$12.29

The fair value of each restricted stock grant is estimated on the date of grant using a binomial lattice valuation model.  The following table indicates the assumptions used in estimating the fair value of restricted stock granted during the nine-month periods ended June 30, 2016 and 2015.

	Nine Months Ended June 30,
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

The Company maintains the 1994 Director Fee Plan and the 2014 Director Fee Plan (collectively, the "Director Fee Plans").  There will be no further fees or share-based awards granted under the 1994 Director Fee Plan.  Under the 2014 Director Fee Plan, non-employee directors (except for the Chairman of the Board) each receive, as an annual retainer fee for fiscal 2016, either cash or shares of the Company's Class A Common Stock with a value equal to $75.  The annual retainer fee for fiscal 2016 paid to a non-employee Chairman of the Board is $175.  Where the annual retainer fee is provided in shares, each director may elect to be paid these shares on a current basis or have such shares credited to a deferred stock account as phantom stock, with such shares to be paid to the director subsequent to leaving the Board.  The value of deferred shares is recorded in other liabilities.  A total of 17,005 shares had been deferred under the Director Fee Plans as of June 30, 2016.  Additionally, non-employee directors each receive an annual stock-based grant (non-statutory stock options, stock appreciation rights and/or restricted shares) with a value of $110 for fiscal 2016.  A total of 22,300 stock options have been granted under the Director Fee Plans.  At June 30, 2016, there were no options outstanding. Additionally, 152,290 shares of restricted stock have been granted under the Director Fee Plans, 49,140 of which were issued under the 2014 Director Fee Plan.  31,787 share of restricted stock are unvested at June 30, 2016.  A total of 150,000 shares have been authorized to be issued under the 2014 Director Fee Plan.

Note 7.   Earnings Per Share Attributable to Matthews' Shareholders

The information used to compute earnings per share attributable to Matthews' common shareholders was as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Net income attributable to Matthews shareholders	$23,915	$23,140	$42,886	$46,475
Less: dividends and undistributed earnings allocated to participating securities	—	2	—	8
Net income available to Matthews shareholders	$23,915	$23,138	$42,886	$46,467

Weighted-average shares outstanding (in thousands):
Basic shares	32,542	32,962	32,795	32,947
Effect of dilutive securities	207	234	254	258
Diluted shares	32,749	33,196	33,049	33,205

There were no anti-dilutive securities for the three and nine months ended June 30, 2016 or 2015.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 8.   Pension and Other Postretirement Benefit Plans

The Company provides defined benefit pension and other postretirement plans to certain employees. Net periodic pension and other postretirement benefit cost for the plans included the following:

	Three months ended June 30,
	Pension		Other Postretirement
	2016	2015	2016	2015

Service cost	$1,813	$1,655	$101	$114
Interest cost	2,406	2,145	211	221
Expected return on plan assets	(2,407)	(2,470)	—	—
Amortization:
Prior service cost	(46)	(45)	(49)	(49)
Net actuarial loss	1,866	1,564	—	—

Net benefit cost	$3,632	$2,849	$263	$286

	Nine months ended June 30,
	Pension		Other Postretirement
	2016	2015	2016	2015

Service cost	$5,439	$4,965	$303	$342
Interest cost	7,218	6,435	633	663
Expected return on plan assets	(7,221)	(7,410)	—	—
Amortization:
Prior service cost	(138)	(135)	(147)	(147)
Net actuarial loss	5,598	4,692	—	—

Net benefit cost	$10,896	$8,547	$789	$858

Benefit payments under the Company's principal retirement plan are made from plan assets, while benefit payments under the postretirement benefit plan are made from the Company's operating funds.  Under IRS regulations, the Company is not required to make any significant contributions to its principal retirement plan in fiscal year 2016.

Contributions made and anticipated for fiscal year 2016 are as follows:

Contributions	Pension	Other Postretirement

Contributions during the nine months ended June 30, 2016:
Supplemental retirement plan	$543	$—
Other postretirement plan	—	1,018

Additional contributions expected in fiscal 2016:
Supplemental retirement plan	$206	$—
Other postretirement plan	—	252

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 9.   Accumulated Other Comprehensive Income

The changes in AOCI by component, net of tax, for the three-month periods ended June 30, 2016 and 2015 were as follows:

		Post-retirement benefit plans	Currency translation adjustment		Derivatives	Total
Attributable to Matthews:
Balance, March 31, 2016		$(41,314)	$(99,261)		$(3,505)	$(144,080)
OCI before reclassification		—	(23,692)		(2,074)	(25,766)
Amounts reclassified from AOCI	(a)	1,098	—	(b)	518	1,616
Net current-period OCI		1,098	(23,692)		(1,556)	(24,150)
Balance, June 30, 2016		$(40,216)	$(122,953)		$(5,061)	$(168,230)
Attributable to noncontrolling interest:
Balance, March 31, 2016		—	$312		—	$312
OCI before reclassification		—	(57)		—	(57)
Net current-period OCI		—	(57)		—	(57)
Balance, June 30, 2016		—	$255		—	$255

		Post-retirement benefit plans	Currency translation adjustment		Derivatives	Total
Attributable to Matthews:
Balance, March 31, 2015		$(37,761)	$(95,297)		$(1,746)	$(134,804)
OCI before reclassification		—	8,283		664	8,947
Amounts reclassified from AOCI	(a)	876	—	(b)	581	1,457
Net current-period OCI		876	8,283		1,245	10,404
Balance, June 30, 2015		$(36,885)	$(87,014)		$(501)	$(124,400)
Attributable to noncontrolling interest:
Balance, March 31, 2015		—	$445		—	$445
OCI before reclassification		—	(9)		—	(9)
Net current-period OCI		—	(9)		—	(9)
Balance, June 30, 2015		—	$436		—	$436

(a)	Amounts were included in net periodic benefit cost for pension and other postretirement benefit plans (see Note 8).

(b)	Amounts were included in interest expense in the periods the hedged item affected earnings (see Note 5).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 9.   Accumulated Other Comprehensive Income (continued)

The changes in AOCI by component, net of tax, for the nine-month periods ended June 30, 2016 and 2015 were as follows:

		Post-retirement benefit plans	Currency translation adjustment		Derivatives	Total
Attributable to Matthews:
Balance, September 30, 2015		$(43,474)	$(104,604)		$(2,248)	$(150,326)
OCI before reclassification		—	(18,349)		(4,292)	(22,641)
Amounts reclassified from AOCI	(a)	3,258	—	(b)	1,479	4,737
Net current-period OCI		3,258	(18,349)		(2,813)	(17,904)
Balance, June 30, 2016		$(40,216)	$(122,953)		$(5,061)	$(168,230)
Attributable to noncontrolling interest:
Balance, September 30, 2015		—	$366		—	$366
OCI before reclassification		—	(111)		—	(111)
Net current-period OCI		—	(111)		—	(111)
Balance, June 30, 2016		—	$255		—	$255

		Post-retirement benefit plans	Currency translation adjustment		Derivatives	Total
Attributable to Matthews:
Balance, September 30, 2014		$(39,651)	$(27,367)		$201	$(66,817)
OCI before reclassification		—	(59,647)		(2,548)	(62,195)
Amounts reclassified from AOCI	(a)	2,766	—	(b)	1,846	4,612
Net current-period OCI		2,766	(59,647)		(702)	(57,583)
Balance, June 30, 2015		$(36,885)	$(87,014)		$(501)	$(124,400)
Attributable to noncontrolling interest:
Balance, September 30, 2014		—	$516		—	$516
OCI before reclassification		—	(80)		—	(80)
Net current-period OCI		—	(80)		—	(80)
Balance, June 30, 2015		—	$436		—	$436

(a)	Amounts were included in net periodic benefit cost for pension and other postretirement benefit plans (see Note 8).

(b)	Amounts were included in interest expense in the periods the hedged item affected earnings (see Note 5).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 9.   Accumulated Other Comprehensive Income (continued)

Reclassifications out of AOCI for the three and nine-month periods ended June 30, 2016 were as follows:

	Amount reclassified from AOCI
Details about AOCI Components	Three Months Ended June 30, 2016		Nine Months Ended June 30, 2016	Affected line item in the Statement of income

Postretirement benefit plans
Prior service (cost) credit	$95	(a)	$285
Actuarial losses	(1,866)	(a)	(5,598)
	(1,771)	(b)	(5,313)	Total before tax
	(673)		(2,055)	Tax provision (benefit)
	$(1,098)		$(3,258)	Net of tax
Derivatives
Interest rate swap contracts	$(848)		$(2,424)	Interest expense
	(848)	(b)	(2,424)	Total before tax
	(330)		(945)	Tax provision (benefit)
	$(518)		$(1,479)	Net of tax

Reclassifications out of AOCI for the three and nine-month periods ended June 30, 2015 were as follows:

	Amount reclassified from AOCI
Details about AOCI Components	Three Months Ended June 30, 2015		Nine Months Ended June 30, 2015	Affected line item in the Statement of income

Postretirement benefit plans
Prior service (cost) credit	$94	(a)	$282
Actuarial losses	(1,564)	(a)	(4,692)
	(1,470)	(b)	(4,410)	Total before tax
	(594)		(1,644)	Tax provision (benefit)
	$(876)		$(2,766)	Net of tax
Derivatives
Interest rate swap contracts	$(953)		$(3,026)	Interest expense
	(953)	(b)	(3,026)	Total before tax
	(372)		(1,180)	Tax provision (benefit)
	$(581)		$(1,846)	Net of tax

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 10.   Income Taxes

Income tax provisions for the Company's interim periods are based on the effective income tax rate expected to be applicable for the full year. The Company's effective tax rate for the nine months ended June 30, 2016 was 31.2%, compared to 28.3% for the nine months ended 2015.  Fiscal 2015 reflected the benefit of the utilization of certain tax attributes as a result of legal structure reorganization in foreign jurisdictions.  The difference between the Company's fiscal 2016 third quarter effective tax rate and the Federal statutory rate of 35.0% primarily reflected lower foreign income taxes, offset by the impact of state taxes.

The Company had unrecognized tax benefits (excluding penalties and interest) of $3,522 and $4,086 on June 30, 2016 and September 30, 2015, respectively, all of which, if recorded, would impact the 2016 annual effective tax rate.

The Company classifies interest and penalties on tax uncertainties as a component of the provision for income taxes. Total penalties and interest accrued were $1,980 and $2,010 at June 30, 2016 and September 30, 2015, respectively.  These accruals may potentially be applicable in the event of an unfavorable outcome of uncertain tax positions.

The Company is currently under examination in several tax jurisdictions and remains subject to examination until the statute of limitations expires for those tax jurisdictions.  As of June 30, 2016, the tax years that remain subject to examination by major jurisdiction generally are:

United States – Federal	2013 and forward
United States – State	2011 and forward
Canada	2011 and forward
Europe	2009 and forward
United Kingdom	2013 and forward
Australia	2011 and forward
Asia	2009 and forward

Note 11.   Segment Information

The Company manages its businesses under three segments: SGK Brand Solutions, Memorialization and Industrial Technologies. The SGK Brand Solutions segment includes brand development, deployment and delivery (consisting of brand management, printing plates and cylinders, pre-media services and imaging services for consumer packaged goods and retail customers, merchandising display systems, and marketing and design services).  The Memorialization segment consists primarily of bronze and granite memorials and other memorialization products, caskets and cremation equipment primarily for the cemetery and funeral home industries.  The previously titled Industrial segment was renamed in the second quarter of fiscal 2016 and is now referred to as the Industrial Technologies segment.  The Company believes this new segment name provides a better representation of the nature of business conducted within this segment. The Industrial Technologies segment includes marking and coding equipment and consumables, industrial automation products and order fulfillment systems for identifying, tracking, picking and conveying consumer and industrial products.  Management evaluates segment performance based on operating profit (before income taxes) and does not allocate non-operating items such as investment income, interest expense, other income (deductions), net and noncontrolling interest amongst the segments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 11.   Segment Information (continued)

Information about the Company's segments is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Sales:
SGK Brand Solutions	$199,633	$205,082	$562,308	$597,638
Memorialization	152,815	125,598	457,802	372,076
Industrial Technologies	29,613	34,072	83,359	88,016
	$382,061	$364,752	$1,103,469	$1,057,730

Operating profit:
SGK Brand Solutions	$17,853	$5,286	$26,108	$5,536
Memorialization	20,900	17,715	48,059	57,374
Industrial Technologies	1,917	4,404	4,976	9,355
	$40,670	$27,405	$79,143	$72,265

Note 12.   Acquisitions

On February 1, 2016, the Company acquired certain net assets of Digital Design, Inc. ("DDI") for $7,659 (net of cash acquired and holdback amount). DDI is a manufacturer and seller of ink jet printing systems and is included in the Company's Industrial Technologies segment.  The preliminary purchase price allocation related to the DDI acquisition is not finalized as of June 30, 2016, and is subject to change as the Company obtains additional information related to working capital items and fixed assets.

On August 19, 2015, the Company acquired Aurora Products Group, LLC ("Aurora") for $210,026 (net of cash acquired).  Aurora provides burial, cremation, and technology products to funeral home clients and distributors in the United States and Canada.  The acquisition is designed to expand the Company's memorialization product offerings and geographic distribution footprint in the United States. The preliminary purchase price allocation related to the Aurora acquisition is not finalized as of June 30, 2016, and is based upon a preliminary valuation which is subject to change as the Company obtains additional information, including with respect to fixed assets, intangible assets, certain liabilities and related taxes.

Note 13.   Goodwill and Other Intangible Assets

A summary of the carrying amount of goodwill attributable to each segment as well as the changes in such amounts are as follows:

	SGK Brand Solutions	Memorialization	Industrial Technologies	Consolidated

Goodwill	$466,647	$346,946	$52,887	$866,480
Accumulated impairment losses	(5,752)	(5,000)	—	(10,752)
Balance at September 30, 2015	460,895	341,946	52,887	855,728

Additions during period	—	—	3,958	3,958
Translation and other adjustments	(4,084)	(977)	(216)	(5,277)
Goodwill	462,563	345,969	56,629	865,161
Accumulated impairment losses	(5,752)	(5,000)	—	(10,752)
Balance at June 30, 2016	$456,811	$340,969	$56,629	$854,409

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 13.   Goodwill and Other Intangible Assets (continued)
The Company performed its annual impairment review in the second quarter of fiscal 2016 and determined that estimated fair value for all reporting units exceeded carrying value, therefore no adjustments to the carrying value of goodwill were necessary.
The following tables summarize the carrying amounts and related accumulated amortization for intangible assets as of June 30, 2016 and September 30, 2015, respectively.

	Carrying Amount	Accumulated Amortization		Net
June 30, 2016:
Trade names	$168,467	$—	*	$168,467
Trade names	1,803	(1,773)		30
Customer relationships	287,276	(56,705)		230,571
Copyrights/patents/other	11,123	(10,488)		635
	$468,669	$(68,966)		$399,703

September 30, 2015:
Trade names	$168,467	$—	*	$168,467
Trade names	1,815	(1,718)		97
Customer relationships	296,689	(51,393)		245,296
Copyrights/patents/other	11,389	(10,249)		1,140
	$478,360	$(63,360)		$415,000
* Not subject to amortization

The net change in intangible assets during the nine months ended June 30, 2016 included the impact of foreign currency fluctuations during the period, additional amortization, and additions related to the DDI acquisition.

Amortization expense on intangible assets was $5,235 and $4,651 for the three-month periods ended June 30, 2016 and 2015, respectively.  For the nine-month periods ended June 30, 2016 and 2015, amortization expense was $15,641 and $13,872, respectively. Amortization expense is estimated to be $5,232 for the remainder of 2016, $20,494 in 2017, $19,189 in 2018, $18,146 in 2019 and $17,020 in 2020.

Note 14. Related Party Transaction

In May 2016, the Company purchased 970,000 common shares from members of the Schawk family, including David A. Schawk (who is a member of the Board of Directors of the Company and the Company's President, SGK Brand Solutions) and certain family members of Mr. Schawk and/or trusts established for the benefit of Mr. Schawk or his family members. The purchase price for the shares purchase was $50.6921625 per share, which was equal to 96.76% of the average of the high and low trading prices for the common stock as reported on the NASDAQ Global Select Market on May 12, 2016.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations
CAUTIONARY STATEMENT:

The following discussion should be read in conjunction with the consolidated financial statements of Matthews International Corporation ("Matthews" or the "Company") and related notes thereto included in this Quarterly Report on Form 10-Q and the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2015.  Any forward-looking statements contained herein are included pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements involve known and unknown risks and uncertainties that may cause the Company's actual results in future periods to be materially different from management's expectations.  Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove correct.  Factors that could cause the Company's results to differ materially from the results discussed in such forward-looking statements principally include changes in domestic or international economic conditions, changes in foreign currency exchange rates, changes in the cost of materials used in the manufacture of the Company's products, changes in mortality and cremation rates, changes in product demand or pricing as a result of consolidation in the industries in which the Company operates, changes in product demand or pricing as a result of domestic or international competitive pressures, unknown risks in connection with the Company's acquisitions, including risks associated with the Company's acquisition of Schawk, Inc. ("Schawk") in July 2014 and Aurora Products Group, LLC ("Aurora") in August 2015, technological factors beyond the Company's control, and other factors described in Item 1A - "Risk Factors" in this Form 10-Q and Item 1A - "Risk Factors" in the Company's Form 10-K for the fiscal year ended September 30, 2015.  In addition, although the Company does not have any customers that would be considered individually significant to consolidated sales, changes in the distribution of the Company's products or the potential loss of one or more of the Company's larger customers are also considered risk factors.

RESULTS OF OPERATIONS:

The following table sets forth the sales and operating profit for the Company's three reporting segments for the three and nine-month periods ended June 30, 2016 and 2015.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Sales:	(Dollar amounts in thousands)
SGK Brand Solutions	$199,633	$205,082	$562,308	$597,638
Memorialization	152,815	125,598	457,802	372,076
Industrial Technologies*	29,613	34,072	83,359	88,016
	$382,061	$364,752	$1,103,469	$1,057,730

Operating profit:
SGK Brand Solutions	$17,853	$5,286	$26,108	$5,536
Memorialization	20,900	17,715	48,059	57,374
Industrial Technologies*	1,917	4,404	4,976	9,355
	$40,670	$27,405	$79,143	$72,265

* The previously titled Industrial segment was renamed in the second quarter of fiscal 2016 and is now referred to as the Industrial Technologies segment.  The Company believes this new segment name provides a better representation of the nature of business conducted within this segment.

Sales for the nine months ended June 30, 2016 were $1.10 billion, compared to $1.06 billion for the nine months ended June 30, 2015.  The increase in fiscal 2016 sales of $45.7 million principally reflected the acquisition of Aurora. The unfavorable impact of changes in foreign currencies against the U.S. dollar of approximately $21.6 million partially offset this increase.

In the SGK Brand Solutions segment, sales for the first nine months of fiscal 2016 were $562.3 million, compared to $597.6 million for the first nine months of fiscal 2015.  The decrease in sales reflected the unfavorable impact of changes in foreign currency values against the U.S. dollar of approximately $18.0 million and the prior year divestiture of a small software business.  In addition, the segment experienced slower market conditions in the U.S.  Memorialization segment sales for the first nine months of fiscal 2016 were $457.8 million, compared to $372.1 million for the first nine months of fiscal 2015.  The increase in sales resulted principally from the acquisition of Aurora ($98.1 million), partially offset by lower unit sales of caskets, and the unfavorable impact of changes in foreign currency values against the U.S. dollar of approximately $2.8 million.  Based on published CDC data, the Company estimated that the number of casketed deaths in the U.S. declined approximately 3% in the first nine months of fiscal 2016, compared to a year ago.  Industrial Technologies segment sales were $83.4 million for the first nine months of fiscal 2016, compared to $88.0 million for the first nine months of fiscal 2015. Industrial Technologies segment sales reflected lower fulfillment systems sales primarily due to slower market conditions in the current year.  Changes in foreign currency values against the U.S. dollar also had an unfavorable impact of approximately $833,000 on the segment's sales.

Gross profit for the nine months ended June 30, 2016 was $409.6 million, compared to $387.8 million for the same period a year ago.  Consolidated gross profit as a percent of sales was 37.1% and 36.7% for the first nine months of fiscal 2016 and fiscal 2015, respectively.  The increase in gross profit primarily reflected the impact of higher sales.  Fiscal 2016 gross profit also included an expense of approximately $4.0 million for the partial write-off of inventory step-up value related to the Aurora acquisition.  The improvement in gross profit as a percent of sales reflected the favorable impact of cost-reduction initiatives (including acquisition synergy realization), and lower commodity costs, partially offset by the write-off of Aurora inventory step-up value.

Selling and administrative expenses for the nine months ended June 30, 2016 were $330.5 million, compared to $315.5 million for the first nine months of fiscal 2015.  Consolidated selling and administrative expenses, as a percent of sales, were 29.9% for the nine months ended June 30, 2016, compared to 29.8% for the same period last year.  The increase in selling and administrative expenses was primarily attributable to the acquisition of Aurora, partially offset by benefits from cost-reduction initiatives in the SGK Brand Solutions segment, resulting primarily from acquisition integration activities.  In addition, fiscal 2016 selling and administrative expenses included acquisition integration costs and other charges totaling $23.0 million, and an increase of $2.6 million in intangible asset amortization related to the Aurora acquisition.  Fiscal 2015 selling and administrative expenses included acquisition-related expenses of $27.9 million primarily related to the Schawk acquisition integration activities, trade name write-offs of $4.8 million and expenses related to strategic cost-reduction initiatives of $1.6 million, partially offset by the impact of the favorable settlement of litigation, net of related expenses, in the Memorialization segment of $9.0 million.

Operating profit for the nine months ended June 30, 2016 was $79.1 million, compared to $72.3 million for the nine months ended June 30, 2015.  The SGK Brand Solutions segment operating profit for the first nine months of fiscal 2016 was $26.1 million, compared to $5.5 million for the same period a year ago.  The increase in segment operating profit primarily resulted from cost reductions as a result of acquisition integration activities, partially offset by a decline in sales, and the unfavorable impact of changes in foreign currency values against the U.S. dollar of approximately $1.0 million.  Additionally, operating profit for the SGK Brand Solutions segment included $18.7 million of acquisition-related expenses in fiscal 2016.  SGK Brand Solutions operating profit in fiscal 2015 included charges totaling $32.3 million representing acquisition integration expenses, trade name write-offs, and expenses related to strategic cost-reduction initiatives.  Memorialization segment operating profit for the first nine months of fiscal 2016 was $48.1 million, compared to $57.4 million for the first nine months of fiscal 2015.  Segment operating profit was favorably impacted by the Aurora acquisition, which was more than offset by charges totaling $8.0 million primarily representing acquisition integration costs, a $2.6 million increase in intangible asset amortization as a result of the Aurora acquisition, and lower casket sales.  Prior year Memorialization segment operating profit reflected the favorable impact of the settlement of litigation, net of related expenses, of $9.0 million.  Operating profit for the Industrial Technologies segment for the nine months ended June 30, 2016 was $5.0 million, compared to $9.4 million for the same period a year ago, primarily reflecting lower sales and an unfavorable change in product mix in fiscal 2016.

Investment income was $1.5 million for the nine months ended June 30, 2016, compared to $1.0 million for the nine months ended June 30, 2015.  The increase reflected higher rates of return on investments held in trust for certain of the Company's benefit plans.  Interest expense for the first nine months of fiscal 2016 was $18.1 million, compared to $15.1 million for the same period last year.  The increase in interest expense primarily reflected higher average debt levels resulting from the acquisition of Aurora in August 2015.  Other income and deductions, net, for the nine months ended June 30, 2016 represented a decrease in pre-tax income of $606,000, compared to an increase in pre-tax income of $6.4 million for the same period last year.  Other income and deductions generally include banking related fees and the impact of currency gains and losses on certain intercompany debt and foreign denominated receivables and payables.  Fiscal 2015 other income and deductions included an $11.5 million gain on the settlement of a multi-employer pension plan installment payment obligation, and $2.3 million of losses related to a theft of funds by an employee that had occurred over a multi-year period.

The Company's effective tax rate for the nine months ended June 30, 2016 was 31.2%, compared to 28.3% for the first nine months of fiscal 2015 and 29.4% for the fiscal 2015 full year.  Fiscal 2015 reflected the benefit of the utilization of certain tax attributes as a result of legal structure reorganization in foreign jurisdictions.  The difference between the Company's effective tax rate and the Federal statutory rate of 35.0% primarily reflected lower foreign income taxes, offset by the impact of state taxes.

Net losses attributable to noncontrolling interests was $325,000 for the nine months ended June 30, 2016, compared to $189,000 for the same period a year ago.  The net losses attributable to noncontrolling interests primarily reflected losses in less than wholly-owned Memorialization and Industrial Technologies businesses.

LIQUIDITY AND CAPITAL RESOURCES:

Net cash provided by operating activities was $98.4 million for the first nine months of fiscal 2016, compared to $102.3 million for the first nine months of fiscal 2015.  Operating cash flow for both periods reflected net income adjusted for depreciation, amortization, stock-based compensation expense and non-cash pension expense.  Net changes in working capital items, which principally related to decreases in inventory and accounts payable, and increases in accrued income taxes and other current liabilities, resulted in a source of working capital of approximately $6.6 million in fiscal 2016.  Net changes in working capital items, which principally related to decreases in accounts receivable, inventory and accounts payable, resulted in a source of working capital of approximately $22.2 million in fiscal 2015.

Cash used in investing activities was $38.3 million for the nine months ended June 30, 2016, compared to $38.0 million for the nine months ended June 30, 2015.  Investing activities for the first nine months of fiscal 2016 primarily reflected capital expenditures of $32.7 million, and acquisition payments (net of cash acquired or received from sellers) of $6.9 million.  Investing activities for the first nine months of fiscal 2015 primarily reflected capital expenditures of $34.7 million, acquisition payments (net of cash acquired) of $1.7 million, net proceeds of $10.4 million from the sale of a subsidiary, and payment of $12.9 million related to a letter of credit issued for a customer (see discussion below).

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

Cash used in financing activities for the nine months ended June 30, 2016 was $57.2 million, primarily reflecting proceeds, net of repayments, on long-term debt of $16.4 million, proceeds from stock option exercises of $5.2 million, treasury stock purchases of $57.9 million, dividends of $14.4 million to the Company's shareholders, acquisition of noncontrolling interest of $4.2 million, and payment of deferred financing fees of $2.3 million (see below).  Cash used in financing activities for the nine months ended June 30, 2015 was $53.9 million, primarily reflecting repayment of long-term debt, net of proceeds from borrowings, of $34.9 million, proceeds from stock option exercises of $3.9 million, treasury stock purchases of $9.9 million, and dividends of $12.9 million to the Company's shareholders.

The Company has a domestic credit facility with a syndicate of financial institutions that was amended and restated in April 2016 to increase the total borrowing capacity from $900.0 million to $1.15 billion. The Company incurred debt issuance costs of approximately $2.3 million in connection with the amended and restated agreement, which will be deferred and amortized over the term of the facility.

The amended and restated agreement includes a $900.0 million senior secured revolving credit facility and a $250.0 million senior secured term loan. The term loan requires scheduled principal payments of 5.0% of the outstanding principal in year one, 7.5% in year two, and 10.0% in years three through five, payable in quarterly installments.  The balance of the revolving credit facility and the term loan are due on the maturity date of April 26, 2021. Borrowings under both the revolving credit facility and the term loan bear interest at LIBOR plus a factor ranging from 0.75% to 2.00% (1.75% at June 30, 2016) based on the Company's leverage ratio.  The leverage ratio is defined as net indebtedness divided by adjusted EBITDA (earnings before interest, taxes, depreciation and amortization).  The Company is required to pay an annual commitment fee ranging from 0.15% to 0.25% (based on the Company's leverage ratio) of the unused portion of the revolving credit facility.

The amended and restated agreement requires the Company to maintain certain leverage and interest coverage ratios. A portion of the facility (not to exceed $35.0 million) is available for the issuance of trade and standby letters of credit. Outstanding borrowings on the revolving credit facility at June 30, 2016 and September 30, 2015 were $645.0 million and $857.4 million, respectively. Outstanding borrowings on the term loan at June 30, 2016 was $249.6 million. The weighted-average interest rate on outstanding borrowings for the domestic credit facility at June 30, 2016 and June 30, 2015 was 2.55% and 2.51%, respectively.

The Company has entered into the following interest rate swaps (dollar amounts in thousands):

Effective Date	Amount	Fixed Interest Rate	Interest Rate Spread at June 30, 2016	Maturity Date
June 2012	$40,000	1.88%	1.75%	June 2022
August 2012	35,000	1.74%	1.75%	June 2022
September 2012	25,000	1.24%	1.75%	March 2017
May 2014	25,000	1.35%	1.75%	May 2018
November 2014	25,000	1.26%	1.75%	June 2018
March 2015	25,000	1.49%	1.75%	March 2019
September 2015	25,000	1.39%	1.75%	September 2020
November 2015	25,000	1.32%	1.75%	November 2020
December 2015	25,000	1.59%	1.75%	December 2020
February 2016	25,000	0.99%	1.75%	February 2020
February 2016	25,000	1.03%	1.75%	February 2022
June 2016	51,563	0.77%	1.75%	April 2021
June 2016	25,781	0.77%	1.75%	April 2021
June 2016	25,781	0.78%	1.75%	April 2021

The interest rate swaps have been designated as cash flow hedges of the future variable interest payments under the domestic credit facility which are considered probable of occurring.  Based on the Company's assessment, all the critical terms of each of the hedges matched the underlying terms of the hedged debt and related forecasted interest payments, and as such, these hedges were considered highly effective.

The fair value of the interest rate swaps reflected an unrealized loss, net of unrealized gains, of $8.3 million ($5.1 million after tax) at June 30, 2016 that is included in shareholders' equity as part of accumulated other comprehensive income ("AOCI").  Assuming market rates remain constant with the rates at June 30, 2016, a loss (net of tax) of approximately $1.2 million included in AOCI is expected to be recognized in earnings over the next twelve months.

The Company, through certain of its European subsidiaries, has a credit facility with a European bank.  The maximum amount of borrowing available under this facility is 35.0 million Euros ($38.9 million).  Outstanding borrowings under the credit facility totaled 7.7 million Euros ($8.6 million) and 23.9 million Euros ($26.8 million) at June 30, 2016 and September 30, 2015, respectively.  The weighted-average interest rate on outstanding borrowings under this facility at June 30, 2016 and 2015 was 1.75% and 1.50%, respectively.

The Company, through its German subsidiary, Saueressig GmbH & Co. KG ("Saueressig"), has several loans with various European banks.  Outstanding borrowings under these loans totaled $527,000 Euros ($585,000) and $734,000 Euros ($824,000) at June 30, 2016 and September 30, 2015, respectively. The weighted-average interest rate on outstanding borrowings of Saueressig at June 30, 2016 and 2015 was 4.07% and 3.85%, respectively.

The Company, through its German subsidiary, Wetzel GmbH ("Wetzel"), has several loans with various European banks.  Outstanding borrowings under these loans totaled 1.1 million Euros ($1.3 million) and 1.9 million Euros ($2.1 million) at June 30, 2016 and September 30, 2015 respectively.  The weighted-average interest rate on outstanding borrowings of Wetzel at June 30, 2016 and 2015 was 6.12% and 5.82%, respectively.

The Company, through its Italian subsidiary, Matthews International S.p.A., has several loans with various Italian banks.  Outstanding borrowings on these loans totaled 3.5 million Euros ($3.9 million) and 4.3 million Euros ($4.8 million) at June 30, 2016 and September 30, 2015, respectively.  Matthews International S.p.A. also has four lines of credit totaling 11.3 million Euros ($12.6 million) with the same Italian banks.  Outstanding borrowings on these lines were 5.0 million Euros ($5.5 million) and 4.6 million Euros ($5.2 million) at June 30, 2016 and September 30, 2015, respectively.  The weighted-average interest rate on outstanding Matthews International S.p.A. borrowings at June 30, 2016 and 2015 was 3.44% and 3.21%, respectively.

In September 2014, a claim was filed seeking to draw upon a letter of credit issued by the Company of £8.6 million ($11.5 million at June 30, 2016) with respect to a performance guarantee on a project for a customer in Saudi Arabia.  Management assessed the customer's claim to be without merit and initiated an action with the court. Pursuant to this action, a court order was issued in January 2015 requiring that, upon receipt by the customer, the funds were to be remitted by the customer to the court pending resolution of the dispute between the parties.  As a result, the Company made payment on the draw to the financial institution for the letter of credit and the funds were ultimately received by the customer. The customer did not remit the funds to the court as ordered. On June 14, 2016, the court ruled completely in favor of Matthews following a trial on the merits.  However, as the customer has not yet remitted the funds, it is possible the resolution of this matter could have an unfavorable financial impact on Matthews’ results of operations.   As of June 30, 2016 and September 30, 2015, the Company has presented the funded letter of credit within other current assets on the Consolidated Balance Sheet.

The Company has a stock repurchase program.  Under the current authorization, the Company's Board of Directors has authorized the repurchase of a total of 5,000,000 shares of Matthews' common stock under the program, of which 2,030,147 shares remain available for repurchase as of June 30, 2016.  The buy-back program is designed to increase shareholder value, enlarge the Company's holdings of its common stock, and add to earnings per share.  Repurchased shares may be retained in treasury, utilized for acquisitions, or reissued to employees or other purchasers, subject to the restrictions set forth in the Company's Restated Articles of Incorporation.

In May 2016, the Company purchased 970,000 common shares under the buy-back program from members of the Schawk family, including David A. Schawk (who is a member of the Board of Directors of the Company and the Company's President, SGK Brand Solutions) and certain family members of Mr. Schawk and/or trusts established for the benefit of Mr. Schawk or his family members. The purchase price for the shares purchase was $50.6921625 per share, which was equal to 96.76% of the average of the high and low trading prices for the common stock as reported on the NASDAQ Global Select Market on May 12, 2016.

Consolidated working capital of the Company was $333.8 million at June 30, 2016, compared to $356.2 million at September 30, 2015.  Cash and cash equivalents were $74.5 million at June 30, 2016, compared to $72.2 million at September 30, 2015.  The Company's current ratio was 2.3 and 2.4 at June 30, 2016 and September 30, 2015, respectively.

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

At June 30, 2016, an accrual of approximately $3.8 million had been recorded for environmental remediation (of which $1.0 million was classified in other current liabilities), representing management's best estimate of the probable and reasonably estimable costs of the Company's known remediation obligations.  The accrual does not consider the effects of inflation and anticipated expenditures are not discounted to their present value.  Changes in the accrued environmental remediation obligation from the prior fiscal year reflect payments charged against the accrual.

While final resolution of these contingencies could result in costs different than current accruals, management believes the ultimate outcome will not have a significant effect on the Company's consolidated results of operations or financial position.

ACQUISITIONS:

On February 1, 2016, the Company acquired certain net assets of Digital Designs, Inc. ("DDI") for $7.7 million (net of cash acquired and holdback amount). DDI is a manufacturer and seller of ink jet printing systems and is included in the Company's Industrial Technologies segment.  The preliminary purchase price allocation related to the DDI acquisition is not finalized as of June 30, 2016, and is subject to change as the Company obtains additional information related to working capital items and fixed assets.

On August 19, 2015, the Company acquired Aurora for $210.0 million (net of cash acquired).  Aurora provides burial, cremation, and technology products to funeral home clients and distributors in the United States and Canada.  The acquisition is designed to expand the Company's memorialization product offerings and geographic distribution footprint in the United States. The preliminary purchase price allocation related to the Aurora acquisition is not finalized as of June 30, 2016, and is based upon a preliminary valuation which is subject to change as the Company obtains additional information, including with respect to fixed assets, intangible assets, certain liabilities and related taxes.

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

LONG-TERM CONTRACTUAL OBLIGATIONS AND COMMITMENTS:

The following table summarizes the Company's contractual obligations at June 30, 2016, and the effect such obligations are expected to have on its liquidity and cash flows in future periods.

	Payments due in fiscal year:
	Total	2016 Remainder	2017 to 2018	2019 to 2020	After 2020
Contractual Cash Obligations:	(Dollar amounts in thousands)
Revolving credit facilities	$645,000	$—	$—	$—	$645,000
Senior secured term loan	249,551	—	34,375	50,000	165,176
Notes payable to banks	6,313	2,873	3,440	—	—
Short-term borrowings	5,525	5,525	—	—	—
Capital lease obligations	5,878	629	1,060	4,189	—
Non-cancelable operating leases	45,096	7,111	25,362	10,968	1,655

Total contractual cash obligations	$957,363	$16,138	$64,237	$65,157	$811,831

A significant portion of the loans included in the table above bear interest at variable rates.  At June 30, 2016, the weighted-average interest rate was 2.55% on the Company's domestic credit facility, 1.75% on the credit facility through the Company's European subsidiaries, 4.07% on bank loans to its wholly-owned subsidiary, Saueressig, 6.12% on bank loans to its wholly-owned subsidiary, Wetzel and 3.44% on bank loans to the Company's wholly-owned subsidiary, Matthews International S.p.A.

Benefit payments under the Company's principal retirement plan are made from plan assets, while benefit payments under the supplemental retirement plan and postretirement benefit plan are funded from the Company's operating cash.  The Company is not required to make any significant contributions to its principal retirement plan in fiscal 2016.  During the nine months ended June 30, 2016, contributions of $543,000 and $1.0 million were made under the supplemental retirement plan and postretirement plan, respectively.  The Company currently anticipates contributing an additional $206,000 and $252,000 under the supplemental retirement plan and postretirement plan, respectively, for the remainder of fiscal 2016.

Unrecognized tax benefits are positions taken, or expected to be taken, on an income tax return that may result in additional payments to tax authorities.  If a tax authority agrees with the tax position taken, or expected to be taken, or the applicable statute of limitations expires, then additional payments will not be necessary.  As of June 30, 2016, the Company had unrecognized tax benefits, excluding penalties and interest, of approximately $3.5 million.  The timing of potential future payments related to the unrecognized tax benefits is not presently determinable. The Company believes that its current liquidity sources, combined with its operating cash flow and borrowing capacity, will be sufficient to meet its capital needs for the foreseeable future.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

Issued

In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which provides new guidance intended to improve the recognition, measurement, presentation and disclosure of financial instruments. This ASU is effective for the Company beginning in interim periods starting in fiscal year 2019. The adoption of this ASU is not expected to have a material impact on the Company's consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which provides new guidance on how an entity should account for leases and recognize associated lease assets and liabilities. This ASU requires lessees to recognize assets and liabilities that arise from financing and operating leases on the consolidated balance sheet. The implementation of this standard will require application of the new guidance at the beginning of the earliest comparative period presented, once adopted. This ASU is effective for the Company beginning in interim periods starting in fiscal year 2020, and does allow for early adoption.  The Company is in the process of assessing the impact this ASU will have on its consolidated financial statements.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which provides new guidance intended to simplify the accounting surrounding share-based compensation. This ASU is effective for the Company beginning in interim periods starting in fiscal year 2018. The Company is in the process of assessing the impact this ASU will have on its consolidated financial statements.

In April and May 2016, the FASB issued ASU Nos. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, and 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, respectively. Both of these ASUs coincide with ASU 2014-09 and provide additional guidance in the determination of performance obligations and implementation expedients.  The Company is in the process of assessing the impact these ASUs, along with ASU 2014-09, will have on its consolidated financial statements.

Adopted

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes (Income Taxes – Topic 740), which provides new guidance intended to simplify the presentation of deferred income taxes in a classified statement of financial position.  The new deferred income tax guidance requires that all deferred income tax balances be classified as non-current assets and liabilities on the classified statement of financial position.  The Company adopted this standard in the quarter ended December 31, 2015, and retrospectively adjusted the prior period presentation to conform to the new standard.  The adoption resulted in a $19.8 million decrease in current deferred tax assets and a $340,000 decrease in current deferred tax liabilities, and a corresponding increase to non-current deferred tax assets of $346,000 and a decrease to non-current deferred tax liabilities of $19.1 million in the September 30, 2015 Consolidated Balance Sheet.

In March 2016, the FASB issued ASU No. 2016-7, Investments – Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting, which provides new guidance intended to simplify equity method accounting.  Investments that qualify for equity method accounting will no longer apply the equity method retrospectively to previously recorded cost investments.  The adoption of this ASU in the second quarter ended March 31, 2016, had no material impact on the Company's consolidated financial statements.

In April and August 2015, the FASB issued ASU Nos. 2015-3, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, and 2015-15, Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Lines-of-Credit Arrangements, respectively. The new guidance requires that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of debt, consistent with debt discounts. The guidance also allows for debt issuance costs related to line-of-credit arrangements to be presented as an asset, regardless of whether there are any outstanding borrowings on the line-of-credit arrangements. The adoption of this guidance in the third quarter ended June 30, 2016, had no material impact on the Company's consolidated financial statements.

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

Interest Rates - The Company's most significant long-term debt instrument is the domestic credit facility which bears interest at variable rates based on LIBOR.

The Company has entered into interest rate swaps as listed under "Liquidity and Capital Resources".  The interest rate swaps have been designated as cash flow hedges of the future variable interest payments under the domestic credit facility which are considered probable of occurring.  Based on the Company's assessment, all the critical terms of each of the hedges matched the underlying terms of the hedged debt and related forecasted interest payments, and as such, these hedges were considered highly effective.

The fair value of the interest rate swaps reflected a net unrealized loss of $8.3 million ($5.1 million after tax) at June 30, 2016 that is included in equity as part of accumulated other comprehensive income.  A decrease of 10% in market interest rates (e.g. a decrease from 5.0% to 4.5%) would result in an increase of approximately $1.2 million in the fair value liability of the interest rate swaps.

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

Foreign Currency Exchange Rates - The Company is subject to changes in various foreign currency exchange rates, including the Euro, British Pound, Canadian Dollar, Australian Dollar, Swedish Krona, Chinese Yuan, Hong Kong Dollar, Polish Zloty, Turkish Lira, Indian Rupee and Malaysian Ringgit in the conversion from local currencies to the U.S. dollar of the reported financial position and operating results of its non-U.S. based subsidiaries.  A strengthening of the U. S. dollar of 10% would have resulted in a decrease in reported sales of $38.1 million and a decrease in reported operating income of $3.9 million for the nine months ended June 30, 2016.

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

	Impact of Changes in Actuarial Assumptions
	Change in Discount Rate		Change in Expected Return		Change in Market Value of Assets
	+1%	-1%	+1%	-1%	+5%	-5%
	(Dollar amounts in thousands)
Increase (decrease) in net benefit cost	$(3,709)	$4,596	$(1,161)	$1,161	$(1,165)	$1,165

Increase (decrease) in projected benefit obligation	(31,200)	39,332	—	—	—	—

Increase (decrease) in funded status	31,200	(39,332)	—	—	7,111	(7,111)

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

Management, under the supervision and with the participation of our Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures in effect as of June 30, 2016. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2016, the Company's disclosure controls and procedures were effective to provide reasonable assurance that material information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, and that such information is recorded, summarized and properly reported within the appropriate time period, relating to the Company and its consolidated subsidiaries, required to be included in the Exchange Act reports, including this Quarterly Report on Form 10-Q.

The Company is in the process of implementing a global operating and financial reporting information technology system, SAP, as part of a multi-year plan to integrate and upgrade its systems and processes. As the phased implementation of this system occurs, certain changes will be made to the Company's processes and procedures which, in turn, result in changes to its internal control over financial reporting. While the Company expects to strengthen its internal financial controls by automating certain manual processes and standardizing business processes and reporting across its global organization, management will continue to evaluate and monitor its internal controls as processes and procedures in each of the affected areas evolve.

Other than changes with respect to the SAP implementation described above, there have been no changes in the Company's internal controls over financial reporting that occurred during the fiscal quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

Item 2. Unrecognized Sales of Equity Securities and Use of Proceeds

Stock Repurchase Plan

The Company has a stock repurchase program.  The buy-back program is designed to increase shareholder value, enlarge the Company's holdings of its common stock, and add to earnings per share.  Repurchased shares may be retained in treasury, utilized for acquisitions, or reissued to employees or other purchasers, subject to the restrictions of the Company's Restated Articles of Incorporation.  Under the current authorization, the Company's Board of Directors had authorized the repurchase of a total of 5,000,000 shares of Matthews' common stock under the program, of which 2,030,147 shares remain available for repurchase as of June 30, 2016.

In May 2016, the Company purchased 970,000 common shares under the buy-back program from members of the Schawk family, including David A. Schawk (who is a member of the Board of Directors of the Company and the Company's President, SGK Brand Solutions) and certain family members of Mr. Schawk and/or trusts established for the benefit of Mr. Schawk or his family members. The purchase price for the shares purchase was $50.6921625 per share, which was equal to 96.76% of the average of the high and low trading prices for the common stock as reported on the NASDAQ Global Select Market on May 12, 2016.

The following table shows the monthly fiscal 2016 stock repurchase activity:

Period	Total number of shares purchased	Weighted-average price paid per share	Total number of shares purchased as part of a publicly announced plan	Maximum number of shares that may yet be purchased under the plan
October 2015	7,574	$50.66	7,574	3,153,448
November 2015	112,582	56.37	112,582	3,040,866
December 2015	—	—	—	3,040,866
January 2016	1,669	48.60	1,669	3,039,197
February 2016	29,434	47.53	29,434	3,009,763
March 2016	—	—	—	3,009,763
April 2016	—	—	—	3,009,763
May 2016	971,216	50.69	971,216	2,038,547
June 2016	8,400	54.75	8,400	2,030,147
Total	1,130,875	$51.20	1,130,875

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Not Applicable.

Item 6. Exhibits and Reports on Form 8‑K

(a)	Exhibits

	Exhibit No.	Description	Method of Filing

	10.1	Second Amended and Restated Loan Agreement by and among Matthews International Corporation and a Syndicate of Financial Institutions, dated April 26, 2016.	Incorporated by Reference from Exhibit Number 10.1 to the Current Report on Form 8-K filed on April 28, 2016 (No. 000-09115)
	10.2	Form of Schawk Family Share Purchase Agreement.	Incorporated by Reference from Exhibit Number 10.1 to the Current Report on Form 8-K filed on May 16, 2016 (No. 000-09115)
	31.1	Certification of Principal Executive Officer for Joseph C. Bartolacci	Filed herewith
	31.2	Certification of Principal Financial Officer for Steven F. Nicola	Filed herewith
	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Joseph C. Bartolacci	Furnished herewith
	32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Steven F. Nicola	Furnished herewith
	101.INS	XBRL Instance Document	Filed herewith
	101.SCH	XBRL Taxonomy Extension Schema	Filed herewith
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith
	101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith
	101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith
	101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATTHEWS INTERNATIONAL CORPORATION
(Registrant)

Date:	July 29, 2016	By: /s/ Joseph C. Bartolacci
Joseph C. Bartolacci, President
and Chief Executive Officer

Date:	July 29, 2016	By: /s/ Steven F. Nicola
Steven F. Nicola, Chief Financial Officer
and Secretary