Form 10-K
period 2016-09-30
MATTHEWS INTERNATIONAL CORP
filed 2016-11-22
CIK 63296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
__________________________________________________________________________________________________________________________
FORM 10‑K

☒	Annual Report Pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended September 30, 2016
or

☐	Transition Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period from _____ to _____

Commission File No. 0‑09115
__________________________________________________________________________________________________________________________
MATTHEWS INTERNATIONAL CORPORATION
(Exact name of registrant as specified in its charter)

PENNSYLVANIA	25‑0644320
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

TWO NORTHSHORE CENTER, PITTSBURGH, PA	15212‑5851
(Address of principal executive offices)	(Zip Code)

(412) 442-8200
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Class A Common Stock, $1.00 par value	NASDAQ Global Select Market

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
Yes ☒                          No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
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
 Yes ☐                          No ☒

The aggregate market value of the Class A Common Stock held by non-affiliates of the registrant, based upon the closing sale price of the Class A Common Stock on the NASDAQ Global Select Market on March 31, 2016, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $1.6 billion.
As of October 31, 2016, shares of common stock outstanding were: Class A Common Stock 32,141,685 shares.
Documents incorporated by reference: Specified portions of the Proxy Statement for the 2017 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION:

Any forward-looking statements contained in this Annual Report on Form 10-K (specifically those contained in Item 1, "Business," Item 1A, "Risk Factors" and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations") are included in this report pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements involve known and unknown risks and uncertainties that may cause the actual results of Matthews International Corporation ("Matthews" or the "Company") in future periods to be materially different from management's expectations.  Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove correct.  In addition to the risk factors previously disclosed and those discussed elsewhere in this Annual Report on Form 10-K, factors that could cause the Company's results to differ materially from the results discussed in such forward-looking statements principally include changes in domestic or international economic conditions, changes in foreign currency exchange rates, changes in the cost of materials used in the manufacture of the Company's products, changes in death rates, changes in product demand or pricing as a result of consolidation in the industries in which the Company operates, changes in product demand or pricing as a result of domestic or international competitive pressures, unknown risks in connection with the Company's acquisitions, including the risks associated with the Company's acquisition of Aurora Products Group, LLC ("Aurora") in August 2015, cybersecurity concerns, effectiveness of the Company's internal controls, compliance with domestic and foreign laws and regulations, technological factors beyond the Company's control, and other factors described in Item 1A, "Risk Factors" in this Form 10-K.  In addition, although the Company does not have any customers that would be considered individually significant to consolidated sales, changes in the distribution of the Company's products or the potential loss of one or more of the Company's larger customers are also considered risk factors.

ITEM 1.  BUSINESS.

Matthews, founded in 1850 and incorporated in Pennsylvania in 1902, is a provider principally of brand solutions, memorialization products and industrial technologies.  Brand solutions include brand development, deployment and delivery (consisting of brand management, printing plates and cylinders, pre-media services and imaging services for consumer packaged goods and retail customers, merchandising display systems, and marketing and design services).  Memorialization products consist primarily of bronze and granite memorials and other memorialization products, caskets and cremation equipment primarily for the cemetery and funeral home industries.  Industrial technologies include marking and coding equipment and consumables, industrial automation products and order fulfillment systems for identifying, tracking, picking and conveying consumer and industrial products.

At October 31, 2016, the Company and its majority-owned subsidiaries had approximately 10,300 employees. The Company's principal executive offices are located at Two NorthShore Center, Pittsburgh, Pennsylvania 15212, its telephone number is (412) 442-8200 and its website is www.matw.com.  The Company files or furnishes all required reports with the Securities and Exchange Commission ("SEC") in accordance with the Exchange Act.  The Company's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports are available free of charge on the Company's website as soon as reasonably practicable after being filed or furnished to the SEC. The Company's reports filed or furnished with the SEC, including exhibits attached to such reports, are also available to read and copy at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 or by contacting the SEC at 1-800-732-0330.  All Company reports filed with or furnished to the SEC can be found on its website at www.sec.gov.

The Company has three reporting segments, SGK Brand Solutions, Memorialization, and Industrial Technologies. The following table sets forth reported sales and operating profit for the Company's business segments for the past three fiscal years.  Detailed financial information relating to business segments and to domestic and international operations is presented in Note 18, "Segment Information" in Item 8 - "Financial Statements and Supplemental Data."

ITEM 1.        BUSINESS, (continued)

	Years Ended September 30,
	2016		2015		2014
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Sales to unaffiliated customers:
SGK Brand Solutions	$755,975	51.1%	$798,339	56.0%	$497,328	44.9%
Memorialization	610,142	41.2	508,058	35.6	508,420	45.9
Industrial Technologies	114,347	7.7	119,671	8.4	100,849	9.2
Total	$1,480,464	100.0%	$1,426,068	100.0%	$1,106,597	100.0%
Operating profit:
SGK Brand Solutions	$42,909	36.1%	$21,864	20.8%	$2,536	3.1%
Memorialization	68,252	57.4	70,064	66.7	67,937	83.3
Industrial Technologies	7,654	6.5	13,095	12.5	11,049	13.6
Total	$118,815	100.0%	$105,023	100.0%	$81,522	100.0%

In fiscal 2016, approximately 69% of the Company's sales were made from the United States, and 24%, 3%, 2%, 1%, and 1% were made from Europe, Asia, Canada, Australia, and Central and South America, respectively. For further information on segments, see Note 18, "Segment Information" in Item 8 - "Financial Statements and Supplementary Data" on page 72 of this Report. Products and services of the SGK Brand Solutions segment are sold throughout the world, with principal locations in the United States, Europe and Asia.  Memorialization segment products are sold throughout the world, with the segment's principal operations located in the United States, Europe, Canada, and Australia.  The Industrial Technologies segment sells equipment and consumables directly to industrial consumers and distributors in the United States and internationally through the Company's subsidiaries in Canada, Sweden, Germany and China, and through other foreign distributors.  Matthews owns a minority interest in Industrial Technologies product distributors in Asia, Australia and Europe.

SGK Brand Solutions:

The SGK Brand Solutions segment provides brand development, deployment and delivery (consisting of brand management, printing plates and cylinders, pre-media services and imaging services for consumer packaged goods and retail customers, merchandising display systems, and marketing and design services). With the acquisition of Schawk, Inc. ("Schawk") in fiscal 2014, the Company significantly expanded its product offerings and capabilities related to brand development and brand management serving the consumer packaged goods and retail industries.  The primary packaging industry consists of manufacturers of printed packaging materials such as boxes, flexible packaging, folding cartons and bags commonly displayed at retailers of consumer goods. The corrugated packaging industry consists of manufacturers of printed corrugated containers.  Other major industries served include the wallpaper, flooring, automotive, and textile industries.

The principal products and services of this segment include brand development, deployment, delivery, brand management, pre-media graphics services, printing plates, gravure cylinders, steel bases, embossing tools, special purpose machinery, engineering assistance, print process assistance, print production management, digital asset management, content management, and package design.  These products and services are used by brand owners and packaging manufacturers to develop and print packaging graphics that help identify and sell the product in the marketplace.  Other packaging graphics can include nutritional information, directions for product use, consumer warning statements and UPC codes. The primary packaging manufacturer produces printed packaging from paper, film, foil and other composite materials used to display, protect and market the product. The corrugated packaging manufacturer produces printed containers from corrugated sheets.  Using the Company's products, these sheets are printed and die cut to make finished containers.

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

The SGK Brand Solutions segment customer base consists primarily of brand owners and packaging industry converters.  Brand owners are generally large, well-known consumer products companies and retailers with a national or global presence.  These types of companies tend to purchase their graphics needs directly, and supply the printing forms, or the electronic files to make the printing plates and gravure cylinders, to the packaging printer for their products.  The SGK Brand Solutions segment serves customers throughout the world, with principal locations in the United States, Europe and Asia.

Major raw materials for this segment's products include photopolymers, steel, copper, film, wood, particleboard, corrugated materials, structural steel, plastic, laminates, inks and graphic art supplies.  All such materials are presently available in adequate supply from various industry sources.

The SGK Brand Solutions segment is one of several providers of brand management, brand development and pre-media services and manufacturers of printing plates and cylinders with an international presence. The combination of the Company's businesses in North America, Europe and Asia is an important part of Matthews' strategy to become a worldwide leader in the graphics industry by providing consistent service to multinational customers on a global basis.  Competition is on the basis of product quality, timeliness of delivery and price.  The merchandising and display business operates in a fragmented industry consisting primarily of a number of small, locally operated companies.  The segment competes on the basis of reliability, creativity and ability to provide a broad array of merchandising products and services.  The segment is unique in its ability to provide in-depth marketing and merchandising services as well as design, engineering and manufacturing capabilities. These capabilities allow the segment to deliver complete turnkey merchandising solutions quickly and cost effectively. The Company differentiates itself from the competition by consistently meeting these customer demands, providing service to customers both nationally and globally, and providing a variety of value-added support services.

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

ITEM 1.        BUSINESS, (continued)

Memorial products include flush bronze and granite memorials, upright granite memorials and monuments, cremation memorialization products, granite benches, flower vases, crypt plates and letters, cremation urns, niche units, cemetery features and statues, along with other related products and services. Flush memorials are bronze plaques or granite memorials which contain personal information about a deceased individual (such as name, birth date, and death date), photos and emblems.  Flush bronze and granite memorials are even or "flush" with the ground and therefore are preferred by many cemeteries for easier lawn mowing and general maintenance.  The segment's memorial products also include community and family mausoleums within North America.  In addition, the segment's other memorial products include bronze plaques, letters, emblems, vases, lights and photo ceramics that can be affixed to granite monuments, mausoleums, crypts and flush memorials.  Principal customers for memorial products are cemeteries and memorial parks, which in turn sell the Company's products to the consumer.

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

The segment is also a leading manufacturer and distributor of caskets and other funeral home products in North America.  The segment produces and markets metal, wood and cremation caskets. Caskets are offered in a variety of colors, interior designs, handles and trim in order to accommodate specific religious, ethnic or other personal preferences. The segment also markets other funeral home products such as urns, jewelry, stationery and other funeral home products. The segment offers individually personalized caskets through the Company-owned distribution network.

Metal caskets are made from various gauges of cold-rolled steel, stainless steel, copper and bronze.  Metal caskets are generally categorized by whether the casket is non-gasketed or gasketed, and by material (i.e., bronze, copper, or steel) and in the case of steel, by the gauge (thickness) of the metal.  Wood caskets are primarily manufactured from nine different species of wood.  The species of wood used are poplar, pine, ash, oak, pecan, maple, cherry, walnut and mahogany.  The Memorialization segment is a leading manufacturer of all-wood constructed caskets, which are manufactured using pegged and dowelled construction, and include no metal parts.  All-wood constructed caskets are preferred by certain religious groups. Cremation caskets are made primarily from wood or cardboard covered with cloth or veneer.  These caskets appeal primarily to cremation consumers, the environmentally concerned consumers, and value buyers.

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

The segment also provides cremation systems, crematory management, cremation service and supplies, waste management and incineration systems, and environmental and energy solutions to the human, pet and specialized incineration markets.  The primary market areas for these products and services are North America and Europe, although the segment also sells into Latin America and the Caribbean, Australia and Asia.

ITEM 1.        BUSINESS, (continued)

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

Industrial Technologies:

The Industrial Technologies segment designs, manufactures and distributes a wide range of marking, coding and industrial automation solutions, order fulfillment systems, and related consumables.  Manufacturers, suppliers and distributors worldwide rely on Matthews' integrated systems to identify, track, control and pick their products.

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

A significant portion of the revenue of the Industrial Technologies segment is attributable to the sale of consumables and replacement parts required by the marking, coding and tracking hardware sold by Matthews.  The Company develops inks, rubber and steel consumables in conjunction with the marking equipment in which they are used, which is critical to ensure ongoing equipment reliability and mark quality.  Most marking equipment customers use Matthews' inks, solvents and cleaners.

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

ITEM 1.        BUSINESS, (continued)

Major raw materials for this segment's products include precision components, electronics, printing components, tool steels, rubber and chemicals, all of which are presently available in adequate supply from various sources.

Competitors in the marking and fulfillment systems industries are diverse, with some companies offering limited product lines for well-defined specialty markets, while others operate similarly to the Company, offering a broad product line and competing in multiple product markets and countries.  Competition for marking and fulfillment systems products is based on product performance, ease of integration into the manufacturing and/or distribution process, service and price.  The Company typically competes with specialty companies in specific brand marking solutions and traceability applications.  The Company believes that, in general, its Industrial Technologies segment offers one of the broadest lines of products to address a wide variety of marking, coding and industrial automation applications.

PATENTS, TRADEMARKS AND LICENSES:

The Company holds a number of domestic and foreign patents and trademarks.  However, the Company believes the loss of any individual or a significant number of patents or trademarks would not have a material impact on consolidated operations or revenues.

BACKLOG:

Because the nature of the Company's SGK Brand Solutions, Memorialization and Industrial Technologies businesses are primarily custom products made to order and services with short lead times, backlogs are not generally material except for roto-gravure engineering projects in the SGK Brand Solutions segment, mausoleums and cremation equipment in the Memorialization segment and industrial automation and order fulfillment systems in the Industrial Technologies segment.  Backlogs vary in a range of approximately six to twelve months of sales for roto-gravure engineering projects and mausoleums. Cremation equipment sales backlogs vary in a range of eight to ten months of sales.  Backlogs for Industrial Technologies segment sales generally vary in a range of up to six weeks for standard products and twelve weeks for custom systems.  The Company's backlog is expected to be substantially filled in fiscal 2017.

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

At September 30, 2016, an accrual of approximately $3.7 million had been recorded for environmental remediation (of which $1.0 million was classified in other current liabilities), representing management's best estimate of the probable and reasonably estimable costs of the Company's known remediation obligations.  The accrual does not consider the effects of inflation and anticipated expenditures are not discounted to their present value.  While final resolution of these contingencies could result in costs different than current accruals, management believes the ultimate outcome will not have a significant effect on the Company's consolidated results of operations or financial position.

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

Foreign Operations.  The Company conducts business in more than 25 countries around the world, and in fiscal 2016 approximately 31% of the Company's sales to external customers were to customers outside the United States. In addition, the Company's manufacturing operations, suppliers and employees are located in many places around the world.  As such, the Company's future success depends in part on its ability to grow sales in non-U.S. markets. Sales and operations outside of the United States are subject to certain inherent risks, including fluctuations in the value of the U.S. dollar relative to foreign currencies, global economic uncertainties, tariffs, quotas, taxes and other market barriers, political and economic instability, restrictions on the export or import of technology, potentially limited intellectual property protection, difficulties in staffing and managing international operations, potentially adverse tax consequences, and required compliance with non-U.S. laws and regulations.

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

Increased Prices for Raw Materials.  The Company's profitability is affected by the prices of the raw materials used in the manufacture of its products.  These prices may fluctuate based on a number of factors, including changes in supply and demand, domestic and global economic conditions, volatility in commodity markets, currency exchange rates, labor costs and fuel-related costs.  If suppliers increase the price of critical raw materials, alternative sources of supply, or alternative materials, may not exist or be readily available.

The Company has standard selling price structures (i.e., list prices) in certain of its segments, which are reviewed for adjustment generally on an annual basis.  In addition, the Company has established pricing terms with several of its customers through contracts or similar arrangements.  Based on competitive market conditions and to the extent that the Company has established pricing terms with customers, the Company's ability to immediately increase the price of its products to offset the increased costs may be limited.  Significant raw material price increases that cannot be mitigated by selling price increases or productivity improvements will negatively affect the Company's results of operations.

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

Changes in Product Demand or Pricing. The Company's businesses have and will continue to operate in competitive markets. Changes in product demand or pricing are affected by domestic and foreign competition and an increase in consolidated purchasing by large customers operating in both domestic and global markets. The Memorialization businesses generally operate in markets with ample supply capacity and demand which is correlated to death rates.  The Brand Solutions businesses serve global customers that are requiring their suppliers to be global in scope and price-competitive.  Additionally, in recent years the Company has witnessed an increase in products manufactured offshore, primarily in China, and imported into the Company's U.S. markets.  It is expected that these trends will continue and may affect the Company's future results of operations.

Changes in the Distribution of the Company's Products or the Loss of a Large Customer.  Although the Company does not have any customer that is considered individually significant to consolidated sales, it does have contracts with several large customers in both the Memorialization and SGK Brand Solutions segments.  While these contracts provide important access to large purchasers of the Company's products, they can obligate the Company to sell products at contracted prices for extended periods of time.  Additionally, any significant divestiture of business properties or operations by current customers could result in a loss of business if the Company is not able to maintain the business with the subsequent owners of the businesses.

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

The Company completed the acquisition of Aurora in August 2015.  In connection with the acquisition, additional risks and uncertainties could affect the Company's financial performance and actual results.  Specifically, the acquisition could cause actual results for fiscal 2017 and beyond to differ materially from those expressed or implied in any forward-looking statements included in this report or otherwise made by the Company's management.  The risks associated with the acquisition include risks related to combining the businesses and achieving expected cost savings and synergies, assimilating the Aurora business, and the fact that merger integration costs related to the acquisition are difficult to predict with a level of certainty, and may be greater than expected.

ITEM 1A.    RISK FACTORS, (continued)

Protection of Intellectual Property.  Certain of the Company's businesses rely on various intellectual property rights, including patents, copyrights, trademarks and trade secrets, as well as confidentiality provisions and licensing arrangements, to establish proprietary rights.  If the Company does not enforce its intellectual property rights successfully, its competitive position may suffer which could harm the Company's operating results. In addition, the Company's patents, copyrights, trademarks and other intellectual property rights may not provide a significant competitive advantage. The Company may need to spend significant resources monitoring its intellectual property rights and may or may not be able to detect infringement by third parties. The Company's competitive position may be harmed if it cannot detect infringement and enforce its intellectual property rights quickly or at all. In some circumstances, the Company may choose to not pursue enforcement because an infringer has a dominant intellectual property position or for other business reasons. In addition, competitors might avoid infringement by designing around the Company's intellectual property rights or by developing non-infringing competing technologies. Intellectual property rights and the Company's ability to enforce them may be unavailable or limited in some countries which could make it easier for competitors to capture market share and could result in lost revenues.

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

ITEM 1A.    RISK FACTORS, (continued)

Compliance with Foreign Laws and Regulations.  Due to the international scope of our operations, the Company is subject to a complex system of commercial and trade regulations around the world, and our foreign operations are governed by laws, rules and business practices that often differ from those of the United States. We cannot predict the nature, scope or effect of future regulatory requirements to which the Company's operations might be subject or the manner in which existing laws might be administered or interpreted, which could have a material and negative impact on our business and our results of operation.  For example, recent years have seen an increase in the development and enforcement of laws regarding trade compliance and anti-corruption, such as the U.S. Foreign Corrupt Practices Act and similar laws in other countries. While we maintain a variety of internal policies and controls and take steps, including periodic training and internal audits, that we believe are reasonably calculated to discourage, prevent and detect violations of such laws, we cannot guarantee that such actions will be effective or that individual employees will not engage in inappropriate behavior in contravention of our policies and instructions. Such conduct, or even the allegation thereof, could result in costly investigations and the imposition of severe criminal or civil sanctions, could disrupt our business, and could materially and adversely affect our reputation, business and results of operations or financial condition.

Further, we are subject to laws and regulations worldwide affecting our operations outside the United States in areas including, but not limited to, intellectual property ownership and infringement, tax, customs, import and export requirements, anti-corruption and anti-bribery, foreign exchange controls and cash repatriation restrictions, foreign investment, data privacy requirements, anti-competition, pensions and social insurance, employment, and environment, health, and safety. Compliance with these laws and regulations may be onerous and expensive and requirements may differ among jurisdictions.  Further, the promulgation of new laws, changes in existing laws and abrogation of local regulations by national laws may have a negative impact on our business and prospects.  In addition, certain laws and regulations are relatively new and their interpretation and enforcement involve significant uncertainties. There can be no assurance that any of these factors will not have a material adverse effect on our business, results of operations or financial condition.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2.  PROPERTIES.

Principal properties of the Company and its majority-owned subsidiaries as of October 31, 2016 were as follows (properties are owned by the Company except as noted):

Location	Description of Property

SGK Brand Solutions:
Antwerp, Belgium	Manufacturing
Appleton, WI	Manufacturing	(1)
Atlanta, GA	Manufacturing
Atlanta, GA	Operating facility	(1)
Battle Creek, MI	Operating facility	(1)
Bristol, England	Manufacturing
Budapest, Hungary	Manufacturing	(1)
Chennai, India	Operating facility	(1)
Chicago, IL	Operating facility	(1)
Chicago, IL	Operating facility	(1)
Cincinnati, OH	Operating facility	(1)
Cincinnati, OH	Operating facility	(1)
Cincinnati, OH	Manufacturing	(1)
Des Plaines, IL	Operating facility	(1)
Dachnow, Poland	Manufacturing
East Butler, PA	Manufacturing
Goslar, Germany	Manufacturing	(1)
Grenzach-Wyhlen, Germany	Manufacturing
Hilversum, Netherlands	Operating facility	(1)
Istanbul, Turkey	Manufacturing	(1)
Izmir, Turkey	Manufacturing
Julich, Germany	Manufacturing
Kalamazoo, MI	Operating facility
Kowloon, Hong Kong	Operating facility	(1)
Leeds, England	Operating facility	(1)
Leipzig, Germany	Operating facility	(1)
London, England	Operating facility	(1)
Manchester, England	Manufacturing	(1)
Minneapolis, MN	Operating facility
Mississauga, Canada	Operating facility	(1)
Monchengladbach, Germany	Manufacturing
Munich, Germany	Manufacturing	(1)
New Berlin, WI	Manufacturing	(1)
New York, NY	Operating facility	(1)
Newcastle, England	Operating facility	(1)
North Sydney, Australia	Operating facility	(1)
Novgorod, Russia	Manufacturing
Nuremberg, Germany	Manufacturing	(1)
Paris, France	Operating facility	(1)
Penang, Malaysia	Operating facility
Portland, OR	Operating facility	(1)
Portland, OR	Sales Office	(1)
Poznan, Poland	Manufacturing

ITEM 2.        PROPERTIES, (continued)

Location	Description of Property

SGK Brand Solutions (continued):
Queretaro, Mexico	Operating facility
Redmond, WA	Operating facility	(1)
St. Louis, MO	Manufacturing
San Francisco, CA	Operating facility	(1)
Shanghai, China	Operating facility	(1)
Shenzhen, China	Operating facility	(1)
Singapore, Singapore	Operating facility	(1)
Sterling Heights, MI	Operating facility	(1)
Sunnyvale, CA	Operating facility	(1)
Toronto, Canada	Operating facility	(1)
Vienna, Austria	Operating facility	(1)
Vreden, Germany	Manufacturing
Wilsonville, OR	Operating facility	(1)
Woburn, MA	Operating facility	(1)

Memorialization (2):
Pittsburgh, PA	Manufacturing / Division Offices
Pittsburgh, PA	Division Offices	(1)
Apopka, FL	Manufacturing / Division Offices
Aurora, IN	Manufacturing
Braddock, PA	Distribution
Bristol, TN	Distribution
Columbus, OH	Distribution
Edmunston, Canada	Manufacturing
Elberton, GA	Manufacturing	(1)
Fargo, ND	Distribution
Hastings, NE	Distribution
Kingwood, WV	Manufacturing
Libertyville, IL	Distribution
Manchester, England	Manufacturing	(1)
Melbourne, Australia	Manufacturing	(1)
Monterrey, Mexico	Manufacturing	(1)
Parma, Italy	Manufacturing / Warehouse	(1)
Piney Flats, TN	Manufacturing
Richmond, IN	Manufacturing	(1)
Richmond, IN	Manufacturing
Searcy, AR	Manufacturing
Shakopee, MN	Distribution
Udine, Italy	Manufacturing	(1)
Vestone, Italy	Manufacturing	(1)
Walton, KY	Distribution
West Point, MS	Distribution
Whittier, CA	Manufacturing	(1)
York, PA	Manufacturing

ITEM 2.        PROPERTIES, (continued)

Location	Description of Property

Industrial Technologies:
Pittsburgh, PA	Manufacturing / Division Offices
Beijing, China	Manufacturing	(1)
Cincinnati, OH	Manufacturing	(1)
Germantown, WI	Manufacturing	(1)
Gothenburg, Sweden	Manufacturing / Distribution	(1)
Ixonia, WI	Manufacturing	(1)
Cartago, Costa Rica	Manufacturing	(1)
Portland, OR	Manufacturing
Tianjin City, China	Manufacturing	(1)

Corporate Office:
Pittsburgh, PA	General Offices

(1)	These properties are leased by the Company under operating lease arrangements.

(2)	In addition to the properties listed, the Memorialization segment leases warehouse facilities totaling approximately 1.6 million square feet in 40 states under operating leases.

Rent expense incurred by the Company for all leased facilities was approximately $32.7 million in fiscal 2016.

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

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

OFFICERS AND EXECUTIVE MANAGEMENT OF THE REGISTRANT

The following information is furnished with respect to officers and executive management as of October 31, 2016:

Name	Age	Positions with Registrant
Joseph C. Bartolacci	56	President and Chief Executive Officer
Gregory S. Babe	58	Chief Technology Officer
David F. Beck	64	Vice President and Controller
Marcy L. Campbell	53	Vice President, Human Resources
Brian J. Dunn	59	Executive Vice President, Strategy and Corporate Development
Steven D. Gackenbach	53	Group President, Memorialization
Robert M. Marsh	48	Vice President and Treasurer
Steven F. Nicola	56	Chief Financial Officer and Secretary
Paul F. Rahill	59	President, Environmental Solutions Division
David A. Schawk	60	President, SGK Brand Solutions
Brian D. Walters	47	Vice President and General Counsel

Joseph C. Bartolacci was appointed President and Chief Executive Officer effective October 2006.

Gregory S. Babe was appointed Chief Technology Officer effective November 2015. Prior thereto he had been the interim Executive Vice President, Global Information Technology and Integration since November 2014 when he joined the Company. Prior to joining the Company, Mr. Babe was the President and Chief Executive Officer of Liquid X Printed Metals, Inc., from June 2013 to November 2014, Chief Executive Officer of Orbital Engineering, Inc., from July 2012 to June 2013 and President and Chief Executive Officer of Bayer Corporation and Bayer MaterialScience LLC from October 2008 to June 2012.

David F. Beck was appointed Vice President and Controller effective February 2010.

Marcy L. Campbell was appointed Vice President, Human Resources effective November 2014.  Ms. Campbell served as Director, Regional Human Resources from January 2013, and as Manager, Regional Human Resources from November 2005 to December 2012.

Brian J. Dunn was appointed Executive Vice President, Strategy and Corporate Development effective July 2014.  Prior thereto, he served as Group President, Brand Solutions since February 2010.

Steven D. Gackenbach was appointed Group President, Memorialization effective October 31, 2011.  Prior thereto he had been Chief Commercial Officer, Memorialization since January 2011 when he joined the Company.

Robert M. Marsh was appointed Vice President and Treasurer in February 2016. He served as Treasurer since December 2014 when he joined the Company.  Prior to joining the Company, Mr. Marsh was a partner of PNC Mezzanine Capital, the principal mezzanine investment business of The PNC Financial Services Group, LLC ("PNC").  Mr. Marsh joined PNC in 1997.

Steven F. Nicola was appointed Chief Financial Officer and Secretary effective December 2003.

Paul F. Rahill was appointed President, Environmental Solutions Division in October 2002.

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

Brian D. Walters was appointed Vice President and General Counsel effective February 2009.

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information:

The authorized common stock of the Company consists of 70,000,000 shares of Class A Common Stock, $1.00 par value.  At September 30, 2016, 32,141,685 shares were outstanding.  The Company's Class A Common Stock is traded on the NASDAQ Global Select Market under the symbol "MATW".  The following table sets forth the high, low and closing prices as reported by NASDAQ for the periods indicated:

	High	Low	Close
Fiscal 2016:
Quarter ended: September 30, 2016	$62.85	$54.76	$60.76
June 30, 2016	56.05	49.37	55.64
March 31, 2016	54.80	45.00	51.47
December 31, 2015	61.10	46.05	53.45
Fiscal 2015:
Quarter ended: September 30, 2015	$55.70	$47.46	$48.97
June 30, 2015	55.40	47.00	53.14
March 31, 2015	52.63	44.48	51.51
December 31, 2014	49.69	41.10	48.67

The Company has a stock repurchase program.  The buy-back program is designed to increase shareholder value, enlarge the Company's holdings of its common stock, and add to earnings per share.  Repurchased shares may be retained in treasury, utilized for acquisitions, or reissued to employees or other purchasers, subject to the restrictions of the Company's Restated Articles of Incorporation. Under the current authorization, the Company's Board of Directors has authorized the repurchase of a total of 5,000,000 shares of Matthews' common stock under the program, of which 2,028,570 shares remain available for repurchase as of September 30, 2016. All purchases of the Company's common stock during fiscal 2016 were part of this repurchase program.

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

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS, (continued)

The following table shows the monthly fiscal 2016 stock repurchase activity:

Period	Total number of shares purchased	Weighted-average price paid per share	Total number of shares purchased as part of a publicly announced plan	Maximum number of shares that may yet be purchased under the plan

October 2015	7,574	$50.66	7,574	3,153,448
November 2015	112,582	56.37	112,582	3,040,866
December 2015	—	—	—	3,040,866
January 2016	1,669	48.60	1,669	3,039,197
February 2016	29,434	47.53	29,434	3,009,763
March 2016	—	—	—	3,009,763
April 2016	—	—	—	3,009,763
May 2016	971,216	50.69	971,216	2,038,547
June 2016	8,400	54.75	8,400	2,030,147
July 2016	—	—	—	2,030,147
August 2016	507	59.28	507	2,029,640
September 2016	1,070	60.55	1,070	2,028,570
Total	1,132,452	$51.21	1,132,452

Holders:

Based on records available to the Company, the number of registered holders of the Company's common stock was 631 at October 31, 2016.

Dividends:

A quarterly dividend of $0.17 per share was declared for the fourth quarter of fiscal 2016 to shareholders of record on November 28, 2016. The Company paid quarterly dividends of $0.15 per share for each of the first three quarters of fiscal 2016 and the fourth quarter of fiscal 2015.  The Company paid quarterly dividends of $0.13 per share for each of the first three quarters of fiscal 2015 and the fourth quarter of fiscal 2014.  The Company paid quarterly dividends of $0.11 per share for each of the first three quarters of fiscal 2014 and the fourth quarter of fiscal 2013.

Cash dividends have been paid on common shares in every year for at least the past forty-seven years.  It is the present intention of the Company to continue to pay quarterly cash dividends on its common stock.  However, there is no assurance that dividends will be declared and paid as the declaration and payment of dividends is at the discretion of the Board of Directors of the Company and is dependent upon many factors, including but not limited to the Company's financial condition, results of operations, cash requirements, future prospects and other factors deemed relevant by the Board.

Securities Authorized for Issuance Under Equity Compensation Plans:

See Equity Compensation Plans in Item 12 "Security Ownership of Certain Beneficial Owners and Management" on page 80 of this report.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS, (continued)

PERFORMANCE GRAPH

COMPARISON OF FIVE-YEAR CUMULATIVE RETURN *
AMONG MATTHEWS INTERNATIONAL CORPORATION,
S&P 500 INDEX, S&P MIDCAP 400 INDEX AND S&P SMALLCAP 600 INDEX

*  Total return assumes dividend reinvestment

Note: Performance graph assumes $100 invested on October 1, 2011 in Matthews International Corporation Common Stock, Standard & Poor's (S&P) 500 Index, S&P MidCap 400 Index and S&P SmallCap 600 Index.  The results are not necessarily indicative of future performance.

ITEM 6.  SELECTED FINANCIAL DATA.

	Years Ended September 30,
	2016(1)	2015(2)	2014(3)	2013(4)	2012(5)
	(Amounts in thousands, except per share data) (Unaudited)
Net sales	$1,480,464	$1,426,068	$1,106,597	$985,357	$900,317

Operating profit	118,815	105,023	81,522	94,615	92,585

Interest expense	24,344	20,610	12,628	12,925	11,476

Net income attributable to Matthews shareholders	$66,749	$63,449	$42,625	$54,121	$55,276

Earnings per common share:
Basic	$2.04	$1.93	$1.51	$1.96	$1.96
Diluted	2.03	1.91	1.49	1.95	1.95

Weighted-average common
shares outstanding:
Basic	32,642	32,939	28,209	27,255	27,753
Diluted	32,904	33,196	28,483	27,423	27,839

Cash dividends per share	$0.60	$0.54	$0.46	$0.41	$0.37

Total assets (6)	$2,091,041	$2,143,611	$2,008,026	$1,209,245	$1,121,774
Long-term debt, non-current	844,807	891,217	714,027	351,068	298,148

(1)
Fiscal 2016 included net pre-tax charges of $36,057 and income of $78, which impacted operating profit and other deductions, respectively. These amounts primarily consisted of acquisition-related costs and strategic cost-reduction initiatives.

(2)
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

(3)
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

(4)
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

(5)
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

(6)
Fiscal 2012 through 2015 total assets have been adjusted due to the Company adopting Accounting Standards Update No. 2015-17 in fiscal 2016 and retrospectively adjusting the prior period presentation to conform to the new standard.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the consolidated financial statements of Matthews and related notes thereto.  In addition, see "Cautionary Statement Regarding Forward-Looking Information" included in Part I of this Annual Report on Form 10-K.

RESULTS OF OPERATIONS:

The following table sets forth sales and operating profit for the Company's SGK Brand Solutions, Memorialization and Industrial Technologies segments for each of the last three fiscal years.

	Years Ended September 30,
	2016	2015	2014
	(Dollars in thousands)
Sales:
SGK Brand Solutions	$755,975	$798,339	$497,328
Memorialization	610,142	508,058	508,420
Industrial Technologies	114,347	119,671	100,849
Consolidated	$1,480,464	$1,426,068	$1,106,597

Operating Profit:
SGK Brand Solutions	$42,909	$21,864	$2,536
Memorialization	68,252	70,064	67,937
Industrial Technologies	7,654	13,095	11,049
Consolidated	$118,815	$105,023	$81,522

Comparison of Fiscal 2016 and Fiscal 2015:

Sales for the year ended September 30, 2016 were $1.48 billion, compared to $1.43 billion for the year ended September 30, 2015.  The increase in fiscal 2016 sales of $54.4 million principally reflected the acquisition of Aurora Products Group, LLC ("Aurora") and higher sales volume of memorial products.  The unfavorable impact of changes in foreign currencies against the U.S. dollar of approximately $25.2 million partially offset this increase.

In the SGK Brand Solutions segment, sales for fiscal 2016 were $756.0 million, compared to $798.3 million in fiscal 2015.  The decrease in sales reflected the unfavorable impact of changes in foreign currency values against the U.S. dollar of approximately $21.4 million and the prior year divestiture of a small software business. In addition, the segment experienced slower market conditions in the U.S. and Europe. Memorialization segment sales for fiscal 2016 were $610.1 million compared to $508.1 million for fiscal 2015.  The increase in sales resulted principally from the acquisition of Aurora ($113.3 million) and higher sales of bronze and granite memorials, partially offset by lower unit sales of caskets and the unfavorable impact of changes in foreign currency values against the U.S. dollar of approximately $2.8 million. Based on published CDC data, the Company estimated that the number of casketed deaths in the U.S. declined compared to a year ago. Industrial Technologies segment sales for fiscal 2016 were $114.3 million, compared to $119.7 million for fiscal 2015.  Industrial Technologies segment sales reflected lower fulfillment systems sales primarily due to slower market conditions in the current year. Changes in foreign currency values against the U.S. dollar also had an unfavorable impact of approximately $1.0 million on the segment's sales. These declines in segment sales were partially offset by the favorable impact of the Digital Designs, Inc. ("DDI") acquisition.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS, (continued)

Gross profit for the year ended September 30, 2016 was $556.5 million, compared to $529.4 million for fiscal 2015.  Consolidated gross profit as a percent of sales was 37.6% and 37.1% for fiscal 2016 and fiscal 2015, respectively.  The increase in gross profit primarily reflected the impact of higher sales.  Gross profit included expenses for the write-off of inventory step-up value related to the Aurora acquisition totaling $4.0 million and $1.8 million in fiscal 2016 and 2015, respectively. The improvement in gross profit as a percent of sales reflected the favorable impact of cost-reduction initiatives (including acquisition synergy realization), and lower commodity costs, partially offset by the write-off of Aurora inventory step-up value.

Selling and administrative expenses for the year ended September 30, 2016 were $437.6 million, compared to $424.4 million for fiscal 2015.  Consolidated selling and administrative expenses as a percent of sales were 29.6% for fiscal 2016, compared to 29.8% in fiscal 2015.  The increase in selling and administrative expenses was primarily attributable to the acquisition of Aurora, partially offset by benefits from cost-reduction initiatives in the SGK Brand Solutions segment, resulting primarily from acquisition integration activities. In addition, fiscal 2016 selling and administrative expenses included acquisition integration costs and other charges totaling $32.1 million, and an increase of $3.1 million in intangible asset amortization related to the Aurora acquisition. Fiscal 2015 selling and administrative expenses included acquisition-related expenses of $37.1 million primarily related to the Schawk, Inc. ("Schawk") acquisition integration activities and Aurora transaction expenses, trade name write-offs of $4.8 million and expenses related to strategic cost-reduction initiatives of $2.2 million, partially offset by the impact of the favorable settlement of litigation, net of related expenses, in the Memorialization segment of $9.0 million.

Operating profit for fiscal 2016 was $118.8 million, compared to $105.0 million for fiscal 2015.  The SGK Brand Solutions segment operating profit for fiscal 2016 was $42.9 million, compared to $21.9 million for fiscal 2015.  The increase in segment operating profit principally resulted from cost reductions primarily as a result of acquisition integration activities, partially offset by a decline in sales, and the unfavorable impact of changes in foreign currency values against the U.S. dollar of approximately $1.2 million. Additionally, operating profit for the SGK Brand Solutions segment included expenses of $25.0 million for cost reduction initiatives (primarily related to acquisition integration) in fiscal 2016. SGK Brand Solutions operating profit in fiscal 2015 included charges totaling $39.5 million representing acquisition integration expenses, trade name write-offs, and expenses related to strategic cost-reduction initiatives. Memorialization segment operating profit for fiscal 2016 was $68.3 million, compared to $70.1 million for fiscal 2015.  Segment operating profit was favorably impacted by the Aurora acquisition, which was more than offset by charges totaling $10.4 million primarily representing acquisition integration costs, a $3.1 million increase in intangible asset amortization as a result of the Aurora acquisition, and lower casket sales. Memorialization segment operating profit in fiscal 2015 was unfavorably impacted by charges totaling $6.4 million, primarily consisting of acquisition-related costs, and expenses related to productivity improvements and strategic cost-reduction initiatives. Memorialization segment operating profit in fiscal 2015 also reflected the favorable impact of the settlement of litigation, net of related expenses, of $9.0 million. Operating profit for the Industrial Technologies segment for fiscal 2016 was $7.7 million, compared to $13.1 million in fiscal 2015, primarily reflecting lower sales and an unfavorable change in product mix in fiscal 2016.

Investment income for the year ended September 30, 2016 was $2.1 million, compared to $175,000 for the year ended September 30, 2015.  The increase reflected higher rates of return on investments held in trust for certain of the Company's benefit plans.  Interest expense for fiscal 2016 was $24.3 million, compared to $20.6 million in fiscal 2015.  The increase in interest expense primarily reflected higher average debt levels resulting from the acquisition of Aurora in August 2015. Other income (deductions), net, for the year ended September 30, 2016 represented a decrease in pre-tax income of $1.3 million, compared to an increase in pre-tax income of $5.1 million in fiscal 2015. Other income and deductions generally include banking-related fees and the impact of currency gains and losses on certain intercompany debt and foreign denominated receivables and payables.  Fiscal 2015 other income and deductions included an $11.5 million gain on the settlement of a multi-employer pension plan installment payment obligation, and $2.3 million of losses related to a theft of funds by an employee that had occurred over a multi-year period.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS, (continued)

The Company's effective tax rate for fiscal 2016 was 30.5%, compared to 29.4% for fiscal 2015. The effective tax rates for both years primarily reflected the favorable impact of the utilization of certain tax attributes with the Company’s U.S. and foreign legal entity structure. The difference between the Company's effective tax rate and the Federal statutory rate of 35.0% primarily reflected lower foreign income taxes offset by the impact of state taxes.

Net losses attributable to noncontrolling interests was $588,000 in fiscal 2016, compared to $161,000 in fiscal 2015.  The net losses attributable to noncontrolling interests primarily reflected losses in less than wholly-owned Memorialization and Industrial Technologies businesses.

Comparison of Fiscal 2015 and Fiscal 2014:

Sales for the year ended September 30, 2015 were $1.4 billion, compared to $1.1 billion for the year ended September 30, 2014. The increase in fiscal 2015 sales principally reflected the acquisitions of Schawk in July 2014 and Aurora in August 2015, higher sales in the Industrial segment, and higher sales in the SGK Brand Solutions segment, exclusive of the Schawk acquisition. These increases were partially offset by lower sales in the Memorialization segment, excluding Aurora. Additionally, consolidated sales for fiscal 2015 were unfavorably impacted by changes in foreign currencies against the U.S. dollar of approximately $56.9 million.

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

Selling and administrative expenses for the year ended September 30, 2015 were $424.4 million, compared to $311.0 million for fiscal 2014. Consolidated selling and administrative expenses as a percent of sales were 29.8% for fiscal 2015, compared to 28.1% in fiscal 2014. The increase in selling and administrative expenses was primarily attributable to higher sales and the acquisitions of Schawk and Aurora. In addition, fiscal 2015 selling and administrative expenses included an increase of $12.1 million in intangible asset amortization related to the Schawk and Aurora acquisitions, acquisition-related expenses of $37.1 million primarily related to the Schawk acquisition integration activities and Aurora transaction expenses, trade name write-offs of $4.8 million and expenses related to strategic cost-reduction initiatives of $2.2 million, partially offset by the impact of the favorable settlement of litigation, net of related expenses, in the Memorialization segment of $9.0 million. Fiscal 2014 selling and administrative expenses included expenses related to acquisition activities, primarily the Schawk acquisition, of $18.2 million, the Company's strategic cost-reduction initiatives of $4.5 million and litigation-related expenses in the Memorialization segment of $3.0 million.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS, (continued)

Operating profit for fiscal 2015 was $105.0 million, compared to $81.5 million for fiscal 2014. The SGK Brand Solutions segment operating profit for fiscal 2015 was $21.9 million, compared to $2.5 million for fiscal 2014. The segment's fiscal 2015 operating profit was favorably impacted by the Schawk acquisition, and higher sales, exclusive of the acquisition, in Europe. The SGK Brand Solutions segment fiscal 2015 operating profit included charges totaling $39.5 million representing acquisition integration expenses, trade name write-offs, and expenses related to strategic cost-reduction initiatives. In addition, the segment reported an $11.7 million increase in intangible asset amortization related to the Schawk acquisition. Fiscal 2015 SGK Brand Solutions segment operating profit was also unfavorably impacted by changes in foreign currency values against the U.S. dollar of approximately $4.4 million. Fiscal 2014 SGK Brand solutions segment operating profit included expenses of $17.8 million related to acquisition activities, $4.1 million related to strategic cost-reduction initiatives, a $9.5 million write-off of inventory step-up value, and also reflected the benefit of a merchandising display project that did not repeat to the same level in fiscal 2015. Memorialization segment operating profit for fiscal 2015 was $70.1 million, compared to $67.9 million for fiscal 2014. The Memorialization segment fiscal 2015 operating profit included the incremental impact of the Aurora acquisition, and the impact of the favorable settlement of litigation, net of related expenses, of $9.0 million. The fiscal 2015 Memorialization segment operating profit was unfavorably impacted by charges totaling $6.4 million, primarily consisting of acquisition-related costs, and expenses related to strategic cost reduction initiatives. In addition, the segment reported a $403,000 increase in intangible asset amortization related to the Aurora acquisition. Memorialization segment fiscal 2014 operating profit included $4.0 million of expenses related to strategic cost-reduction initiatives and $3.0 million of litigation-related expenses, and also reflected the benefit of a large incineration project that did not repeat in fiscal 2015. Operating profit for the Industrial segment for fiscal 2015 was $13.1 million, compared to $11.0 million in fiscal 2014. The increase primarily resulted from the favorable impact of higher sales.

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

Other income (deductions), net, for the year ended September 30, 2015 represented an increase in pre-tax income of $5.1 million, compared to a decrease in pre-tax income of $4.9 million in fiscal 2014. Other income and deductions generally include banking-related fees and the impact of currency gains or losses on certain intercompany debt and foreign denominated receivables and payables. Fiscal 2015 other income and deductions included an $11.5 million gain on the settlement of a multi-employer pension plan installment payment obligation. Fiscal 2014 other income and deductions included a write-off of prior deferred bank fees recognized upon the amendment of the Company's domestic credit facility in conjunction with the Schawk acquisition. Other income and deductions also included losses related to a theft of funds by an employee that had occurred over a multi-year period, totaling $2.3 million and $1.7 million in fiscal 2015 and fiscal 2014, respectively.

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

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS, (continued)

LIQUIDITY AND CAPITAL RESOURCES:

Net cash provided by operating activities was $140.3 million for the year ended September 30, 2016, compared to $141.1 million and $90.7 million for fiscal 2015 and 2014, respectively.  Operating cash flow for fiscal 2016 principally included net income adjusted for depreciation and amortization, stock-based compensation expense, and non-cash pension expense, and a decrease in working capital items, partially offset by cash contributions of $18.9 million to the Company's pension and other postretirement plans.  Operating cash flow for fiscal 2015 principally included net income adjusted for depreciation and amortization, stock-based compensation expense, trade name write-offs, and an increase in deferred taxes, partially offset by an increase in working capital items and a cash contribution of $3.3 million to the Company's principal pension plan.  Operating cash flow for fiscal 2014 principally included net income adjusted for depreciation and amortization, stock-based compensation expense, and an increase in deferred taxes, partially offset by an increase in working capital items and a cash contribution of $3.0 million to the Company's principal pension plan.

Cash used in investing activities was $47.1 million for the year ended September 30, 2016, compared to $263.2 million and $411.1 million for fiscal years 2015 and 2014, respectively.  Investing activities for fiscal 2016 primarily reflected capital expenditures of $41.7 million and acquisition payments (net of cash acquired or received from sellers) of $6.9 million, primarily for the DDI acquisition.  Investing activities for fiscal 2015 primarily reflected capital expenditures of $48.3 million, acquisition payments (net of cash acquired) of $213.5 million, primarily for the Aurora acquisition, net proceeds of $10.4 million from the sale of a subsidiary, and payment of $12.9 million related to a letter of credit issued for a customer (see discussion below).  Investing activities for fiscal 2014 primarily included payments (net of cash acquired) of $382.1 million, primarily for the Schawk acquisition, and $29.2 million for capital expenditures.

Capital expenditures were $41.7 million for the year ended September 30, 2016, compared to $48.3 million and $29.2 million for fiscal 2015 and 2014, respectively.  Capital expenditures in each of the last three fiscal years reflected reinvestments in the Company's business segments and were made primarily for the purchase of new production machinery, equipment, software and systems, and facilities designed to improve product quality, increase manufacturing efficiency, lower production costs and meet regulatory requirements.  Capital spending for property, plant and equipment has averaged $39.7 million for the last three fiscal years. Capital expenditures for the last three fiscal years were primarily financed through operating cash. Capital spending for fiscal 2017 is currently expected to be approximately $45.0 million.  The Company expects to generate sufficient cash from operations to fund all anticipated capital spending projects.

Cash used in financing activities for the year ended September 30, 2016 was $108.8 million, and reflected repayments, net of proceeds, on long-term debt of $30.0 million, purchases of treasury stock of $58.0 million, proceeds from stock option exercises of $6.4 million, payment of dividends to the Company's shareholders of $19.4 million ($0.60 per share), acquisition of noncontrolling interest of $5.6 million, and payment of deferred financing fees of $2.3 million (see below).  Cash provided by financing activities for the year ended September 30, 2015 was $131.2 million, and reflected proceeds, net of repayments, on long-term debt of $179.2 million, purchases of treasury stock of $14.6 million, payment of contingent consideration of $484,000, proceeds from stock option exercises of $4.0 million, payment of dividends to the Company's shareholders of $17.8 million ($0.54 per share), and payment of $18.2 million to settle a multi-employer pension plan installment payment obligation.  Cash provided by financing activities for the year ended September 30, 2014 was $338.1 million, and reflected proceeds, net of repayments, on long-term debt of $357.3 million, purchases of treasury stock of $9.9 million, payment of contingent consideration of $3.7 million, proceeds from stock option exercises of $8.0 million, and payment of dividends to the Company's shareholders of $13.4 million ($0.46 per share).

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

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS, (continued)

The amended and restated agreement includes a $900.0 million senior secured revolving credit facility and a $250.0 million senior secured term loan. The term loan requires scheduled principal payments of 5.0% of the outstanding principal in year one, 7.5% in year two, and 10.0% in years three through five, payable in quarterly installments.  The balance of the revolving credit facility and the term loan are due on the maturity date of April 26, 2021. Borrowings under both the revolving credit facility and the term loan bear interest at LIBOR plus a factor ranging from 0.75% to 2.00% (1.75% at September 30, 2016) based on the Company's leverage ratio.  The leverage ratio is defined as net indebtedness divided by adjusted EBITDA (earnings before interest, taxes, depreciation and amortization).  The Company is required to pay an annual commitment fee ranging from 0.15% to 0.25% (based on the Company's leverage ratio) of the unused portion of the revolving credit facility.

The amended and restated agreement requires the Company to maintain certain leverage and interest coverage ratios. A portion of the facility (not to exceed $35.0 million) is available for the issuance of trade and standby letters of credit. Outstanding borrowings on the revolving credit facility at September 30, 2016 and 2015 were $608.0 million and $857.4 million, respectively. Outstanding borrowings on the term loan at September 30, 2016 was $246.4 million. The weighted-average interest rate on outstanding borrowings for the domestic credit facility (including the effects of interest rate swaps) at September 30, 2016 and 2015 was 2.59% and 2.41%, respectively.

The following table presents information related to interest rate contracts entered into by the Company and designated as cash flow hedges:

	Year Ended September 30, 2016	Year Ended September 30, 2015
	(Dollars in thousands)
Pay fixed swaps - notional amount	$403,125	$300,000
Net unrealized loss	$5,834	$3,686
Weighted-average maturity period (years)	3.9	3.4
Weighted-average received rate	0.53%	0.20%
Weighted-average pay rate	1.26%	1.65%

The Company enters into interest rate swaps in order to achieve a mix of fixed and variable rate debt that it deems appropriate. The interest rate swaps have been designated as cash flow hedges of future variable interest payments which are considered probable of occurring.  Based on the Company's assessment, all of the critical terms of each of the hedges matched the underlying terms of the hedged debt and related forecasted interest payments, and as such, these hedges were considered highly effective.

The fair value of the interest rate swaps reflected an unrealized loss, net of unrealized gains, of $5.8 million ($3.6 million after tax) and an unrealized loss, net of unrealized gains, of $3.7 million ($2.2 million after tax) at September 30, 2016 and 2015, respectively, that is included in shareholders' equity as part of accumulated other comprehensive income ("AOCI").  Assuming market rates remain constant with the rates at September 30, 2016, a loss (net of tax) of approximately $906,000 included in AOCI is expected to be recognized in earnings over the next twelve months.

The Company, through certain of its European subsidiaries, has a credit facility with a European bank.  The maximum amount of borrowings available under this facility is 35.0 million Euros ($39.2 million).  There were no outstanding borrowings under the credit facility at September 30, 2016. Outstanding borrowings under this facility were 23.9 million Euros ($26.8 million) at September 30, 2015.  The weighted-average interest rate on this facility at September 30, 2016 and 2015 was 1.75% and 1.50%, respectively.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS, (continued)

The Company, through its German subsidiary, Saueressig GmbH & Co. KG ("Saueressig"), has several loans with various European banks.  Outstanding borrowings under these loans totaled 255,200 Euros ($286,000) and 734,452 Euros ($824,000) at September 30, 2016 and 2015, respectively.  The weighted-average interest rate on outstanding borrowings of Saueressig at September 30, 2016 and 2015 was 4.06% and 4.04%, respectively.

The Company, through its German subsidiary, Wetzel GmbH ("Wetzel"), has several loans with various European banks.  Outstanding borrowings under these loans totaled 830,220 Euros ($931,000) and 1.9 million Euros ($2.1 million) at September 30, 2016 and 2015, respectively.  The weighted-average interest rate on outstanding borrowings of Wetzel at September 30, 2016 and 2015 was 6.22% and 5.96%, respectively.

The Company, through its Italian subsidiary, Matthews International S.p.A., has several loans with various Italian banks.  Outstanding borrowings on these loans totaled 3.2 million Euros ($3.5 million) and 4.3 million Euros ($4.8 million) at September 30, 2016 and 2015, respectively.  Matthews International S.p.A. also has multiple lines of credit totaling 11.3 million Euros ($12.7 million) with the same Italian banks.  Outstanding borrowings on these lines were 5.2 million Euros ($5.8 million) and 4.6 million Euros ($5.2 million) at September 30, 2016 and 2015, respectively.  The weighted-average interest rate on outstanding Matthews International S.p.A. borrowings at September 30, 2016 and 2015 was 1.8% and 3.33%, respectively.

In September 2014, a claim was filed seeking to draw upon a letter of credit issued by the Company of £8.6 million ($11.1 million) at September 30, 2016) with respect to a performance guarantee on a project for a customer in Saudi Arabia.  Management assessed the customer's claim to be without merit and initiated an action with the U.K. court. Pursuant to this action, a court order was issued in January 2015 requiring that, upon receipt by the customer, the funds were to be remitted by the customer to the court pending resolution of the dispute between the parties.  As a result, the Company made payment on the draw to the financial institution for the letter of credit and the funds were ultimately received by the customer. The customer did not remit the funds to the court as ordered. On June 14, 2016, the court ruled completely in favor of Matthews following a trial on the merits.  However, as the customer has not yet remitted the funds, it is possible the resolution of this matter could have an unfavorable financial impact on Matthews’ results of operations.  As of September 30, 2016 and 2015, the Company has presented the funded letter of credit within other current assets on the Consolidated Balance Sheet.

The Company has a stock repurchase program.  The buy-back program is designed to increase shareholder value, enlarge the Company's holdings of its common stock, and add to earnings per share.  Repurchased shares may be retained in treasury, utilized for acquisitions, or reissued to employees or other purchasers, subject to the restrictions of the Company's Restated Articles of Incorporation.  Under the current authorization, the Company's Board of Directors has authorized the repurchase of a total of 5,000,000 shares of Matthews' common stock under the program, of which 2,028,570 shares remain available for repurchase as of September 30, 2016.

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

At September 30, 2016, approximately $55.6 million of cash and cash equivalents were held by international subsidiaries whose undistributed earnings are considered permanently reinvested. The Company's intent is to reinvest these funds in our international operations and current plans do not demonstrate a need to repatriate them to fund U.S. operations. If the Company decides at a later date to repatriate these funds to the U.S., it may be required to provide taxes on these amounts based on the applicable U.S. tax rates net of credits for foreign taxes already paid.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS, (continued)

Consolidated working capital was $314.8 million at September 30, 2016, compared to $356.2 million at September 30, 2015.  Cash and cash equivalents were $55.7 million at September 30, 2016, compared to $72.2 million at September 30, 2015.  The Company's current ratio was 2.2 and 2.4 at September 30, 2016 and 2015, respectively.

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

At September 30, 2016, an accrual of approximately $3.7 million had been recorded for environmental remediation (of which $1.0 million was classified in other current liabilities), representing management's best estimate of the probable and reasonably estimable costs of the Company's known remediation obligations.  The accrual does not consider the effects of inflation and anticipated expenditures are not discounted to their present value.  Changes in the accrued environmental remediation obligation from the prior fiscal year reflect payments charged against the accrual.

While final resolution of these contingencies could result in costs different than current accruals, management believes the ultimate outcome will not have a significant effect on the Company's consolidated results of operations or financial position.

ACQUISITIONS:

Fiscal 2016:

On February 1, 2016, the Company acquired certain net assets of DDI for $7.7 million (net of cash acquired and holdback amount). DDI is a manufacturer and seller of ink jet printing systems and is included in the Company's Industrial Technologies segment.

Fiscal 2015:

On August 19, 2015, the Company acquired Aurora for $210.0 million (net of cash acquired). Aurora provides burial, cremation, and technology products to funeral home clients and distributors in the United States and Canada.  The acquisition was designed to expand the Company's memorialization product offerings and geographic distribution footprint in the United States. The final allocation of the purchase price resulted in goodwill of $73.9 million, which was assigned to the Memorialization segment, $76.3 million of intangible assets, of which $30.5 million is not subject to amortization, $26.3 million of property, plant and equipment, and $33.5 million of other net assets, primarily working capital. Approximately $44.0 million of the goodwill is expected to be deductible for tax purposes.

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

With respect to fiscal 2017, the Company expects to continue to devote a significant level of effort to the integration of Aurora.  Due to the size of this acquisition and the projected synergy benefits from integration, these efforts are anticipated to continue for an extended period of time.  The costs associated with this integration, and acquisition-related step-up expense, will impact the Company's operating results for fiscal 2017.  Consistent with its practice, the Company plans to identify these costs on a quarterly basis as incurred.

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

The Company's significant accounting policies are included in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.  Management believes that the application of these policies on a consistent basis enables the Company to provide useful and reliable financial information about the Company's operating results and financial condition.  The following accounting policies involve significant estimates, which were considered critical to the preparation of the Company's consolidated financial statements for the year ended September 30, 2016.

Long-Lived Assets, including Property, Plant and Equipment:

Long-lived assets are recorded at their respective cost basis on the date of acquisition.  Depreciation on property, plant and equipment is computed primarily on the straight-line method over the estimated useful lives of the assets.  Intangible assets with finite useful lives are amortized over their estimated useful lives.  The Company reviews long-lived assets, including property, plant and equipment, and intangibles with finite useful lives, whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.  Recoverability of assets is determined by evaluating the estimated undiscounted net cash flows of the operations to which the assets relate.  An impairment loss would be recognized when the carrying amount of the assets exceeds the fair value, which is based on a discounted cash flow analysis.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS, (continued)

Goodwill and Indefinite-Lived Intangibles:

Goodwill and intangible assets with indefinite useful lives are not amortized, but are tested annually for impairment, or when circumstances indicate that a possible impairment may exist.  In general, when the carrying value of these assets exceeds the implied fair value, an impairment loss must be recognized.  A significant decline in cash flows generated from these assets may result in a write-down of the carrying values of the related assets.  For purposes of testing goodwill for impairment, the Company uses a combination of valuation techniques, including discounted cash flows.  A number of assumptions and estimates are involved in the application of the discounted cash flow model to forecast operating cash flows, including sales volumes and pricing, costs to produce, tax rates, capital spending, working capital changes, and discount rates.  The Company estimates future cash flows using volume and pricing assumptions based largely on existing customer relationships and contracts, and operating cost assumptions management believes are reasonable based on historical performance and projected future performance as reflected in its most recent operating plans and projections. The discount rates used in the discounted cash flow analyses are developed with the assistance of valuation experts and management believes the discount rates appropriately reflect the risks associated with the Company's operating cash flows.  In order to further validate the reasonableness of the estimated fair values of the reporting units as of the valuation date, a reconciliation of the aggregate fair values of all reporting units to market capitalization is performed using a reasonable control premium.

The Company performed its annual impairment review of goodwill and indefinite-lived intangible assets in the second quarter of fiscal 2016. The Company determined that the estimated fair value for all goodwill reporting units exceeded carrying value, therefore no adjustments to the carrying value of goodwill were necessary at March 31, 2016.  There were no impairments identified during the Company's annual assessment of indefinite-lived intangible assets.

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

The Company's principal pension plan maintains a substantial portion of its assets in equity securities in accordance with the investment policy established by the Company's pension board.  Based on an analysis of the historical performance of the plan's assets and information provided by its independent investment advisor, the Company set the long-term rate of return assumption for these assets at 7.25% at September 30, 2015 for purposes of determining fiscal 2016 pension cost.   The Company's discount rate assumption used in determining the present value of the projected benefit obligation is based upon published indices as of September 30, 2016 and September 30, 2015 for the fiscal year end valuation. The discount rate was 3.51%, 4.25% and 4.25% in fiscal 2016, 2015 and 2014, respectively. Refer to Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," of this Annual Report on Form 10-K, for disclosure about the hypothetical impact of changes in actuarial assumptions.

Income Taxes:

Deferred tax assets and liabilities are provided for the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse.  Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized.  Deferred income taxes for U.S. tax purposes have not been provided on certain undistributed earnings of foreign subsidiaries, as such earnings are considered to be reinvested indefinitely.  To the extent earnings are expected to be returned in the foreseeable future, the associated deferred tax liabilities are provided.  The Company has not determined the deferred tax liability associated with these undistributed earnings, as such determination is not practicable, due to the complexities of the hypothetical calculation.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS, (continued)

LONG-TERM CONTRACTUAL OBLIGATIONS AND COMMITMENTS:

The following table summarizes the Company's contractual obligations at September 30, 2016, and the effect such obligations are expected to have on its liquidity and cash flows in future periods.

		Payments due in fiscal year:
	Total	2017	2018 to 2019	2020 to 2021	After 2021
Contractual Cash Obligations:	(Dollar amounts in thousands)
Revolving credit facility	$608,000	$—	$—	$608,000	$—
Senior secured term loan	246,449	14,063	45,313	187,073	—
Notes payable to banks	5,301	4,451	850	—	—
Short-term borrowings	8,617	8,617	—	—	—
Capital lease obligations	5,381	778	763	698	3,142
Non-cancelable operating leases	63,630	20,461	24,761	12,082	6,326
Other	5,109	5,109	—	—	—
Total contractual cash obligations	$942,487	$53,479	$71,687	$807,853	$9,468

A significant portion of the loans included in the table above bear interest at variable rates.  At September 30, 2016, the weighted-average interest rate was 2.59% on the Company's domestic credit facility, 1.75% on the credit facility through the Company's European subsidiaries, 4.06% on bank loans to its wholly-owned subsidiary, Saueressig, 6.22% on bank loans to its wholly-owned subsidiary, Wetzel, and 1.8% on bank loans to the Company's wholly-owned subsidiary, Matthews International S.p.A.
Benefit payments under the Company's principal retirement plan are made from plan assets, while benefit payments under the supplemental retirement plan and postretirement benefit plan are funded from the Company's operating cash. Under I.R.S. regulations, the Company was not required to make a contribution to its principal retirement plan in fiscal 2016.

The Company is required to make contributions of approximately $5.1 million to its principal retirement plan in fiscal 2017.  The Company estimates that benefit payments to participants under its retirement plans (including its supplemental retirement plan) and postretirement benefit payments will be approximately $9.8 million and $1.1 million, respectively, in fiscal 2017.  The amounts are expected to increase incrementally each year thereafter, to $11.7 million and $1.2 million, respectively, in 2021.  The Company believes that its current liquidity sources, combined with its operating cash flow and borrowing capacity, will be sufficient to meet its capital needs for the foreseeable future.

Unrecognized tax benefits are positions taken, or expected to be taken, on an income tax return that may result in additional payments to tax authorities.  If a tax authority agrees with the tax position taken, or expected to be taken, or the applicable statute of limitations expires, then additional payments will not be necessary.  As of September 30, 2016, the Company had unrecognized tax benefits, excluding penalties and interest, of approximately $13.8 million.  The timing of potential future payments related to the unrecognized tax benefits is not presently determinable. The Company believes that its current liquidity sources, combined with its operating cash flow and borrowing capacity, will be sufficient to meet its capital needs for the foreseeable future.

INFLATION:

Except for the volatility in the cost of bronze ingot, steel, wood and fuel (see "Results of Operations"), inflation has not had a material impact on the Company over the past three years nor is it anticipated to have a material impact for the foreseeable future.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS, (continued)

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

Issued

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force), which provides new guidance intended to clarify the presentation of certain cash flow items including debt prepayments, debt extinguishment costs, contingent considerations payments, and insurance proceeds, among other things. This ASU is effective for the Company beginning in interim periods starting in fiscal year 2019, and early adoption is permitted.  The Company is in the process of assessing the impact this ASU will have on its consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which provides new guidance intended to improve the recognition, measurement, presentation and disclosure of financial instruments. This ASU is effective for the Company beginning in interim periods starting in fiscal year 2019. The adoption of this ASU is not expected to have a material impact on the Company's consolidated financial statements.

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

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory, which provides new guidance to simplify the measurement of inventory valuation at the lower of cost or net realizable value.  Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The new inventory measurement requirements are effective for the Company's 2017 fiscal year, and will replace the current inventory valuation guidance that requires the use of a lower of cost or market framework.  The adoption of this ASU is not expected to have a material impact on the Company's consolidated financial statements.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS, (continued)

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers: Topic 606. This ASU replaces nearly all existing U.S. GAAP guidance on revenue recognition. The standard prescribes a five-step model for recognizing revenue, the application of which will require significant judgment. The FASB issued ASU 2015-14 in August 2015 which resulted in a deferral of the original effective date of ASU 2014-09.  This standard is now effective for Matthews beginning October 1, 2018. The Company is in the process of assessing the impact the adoption of this ASU will have on its consolidated financial statements.

Adopted

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes (Income Taxes - Topic 740), which provides new guidance intended to simplify the presentation of deferred income taxes in a classified statement of financial position.  The new deferred income tax guidance requires that all deferred income tax balances be classified as non-current assets and liabilities on the classified statement of financial position.  The Company adopted this standard in fiscal 2016, and retrospectively adjusted the prior period presentation to conform to the new standard.  The adoption resulted in a $19.8 million decrease in current deferred tax assets and a $340,000 decrease in current deferred tax liabilities, and a corresponding increase to non-current deferred tax assets of $346,000 and a decrease to non-current deferred tax liabilities of $19.1 million in the September 30, 2015 Consolidated Balance Sheet.

In March 2016, the FASB issued ASU No. 2016-7, Investments - Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting, which provides new guidance intended to simplify equity method accounting.  Investments that qualify for equity method accounting will no longer apply the equity method retrospectively to previously recorded cost investments.  The adoption of this ASU in fiscal 2016 had no material impact on the Company's consolidated financial statements.

In April and August 2015, the FASB issued ASU Nos. 2015-3, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, and 2015-15, Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Lines-of-Credit Arrangements, respectively. The new guidance requires that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of debt, consistent with debt discounts. The guidance also allows for debt issuance costs related to line-of-credit arrangements to be presented as an asset, regardless of whether there are any outstanding borrowings on the line-of-credit arrangements. The adoption of this guidance in fiscal 2016 had no material impact on the Company's consolidated financial statements.

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

Interest Rates - The Company's most significant long-term debt instrument is the domestic credit facility, which bears interest at variable rates based on LIBOR.

The following table presents information related to interest rate contracts entered into by the Company and designated as cash flow hedges:

	Year Ended September 30, 2016	Year Ended September 30, 2015
	(Dollars in thousands)
Pay fixed swaps - notional amount	$403,125	$300,000
Net unrealized loss	$5,834	$3,686
Weighted-average maturity period (years)	3.9	3.4
Weighted-average received rate	0.53%	0.20%
Weighted-average pay rate	1.26%	1.65%

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

The fair value of the interest rate swaps reflected an unrealized loss, net of unrealized gains, of $5.8 million ($3.6 million after-tax) at September 30, 2016 that is included in equity as part of accumulated other comprehensive income.  A decrease of 10% in market interest rates (e.g. a decrease from 5.0% to 4.5%) would result in an increase of approximately $849,000 in the fair value liability of the interest rate swaps.

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

Foreign Currency Exchange Rates - The Company is subject to changes in various foreign currency exchange rates, primarily including the Euro, British Pound, Canadian Dollar, Australian Dollar, Swedish Krona, Chinese Yuan, Hong Kong Dollar, Polish Zloty, Turkish Lira, Indian Rupee and Malaysian Ringgit in the conversion from local currencies to the U.S. dollar of the reported financial position and operating results of its non-U.S. based subsidiaries.  An adverse change (strengthening dollar) of 10% in exchange rates would have resulted in a decrease in reported sales of $46.2 million and a decrease in reported operating income of $5.5 million for the year ended September 30, 2016.

ITEM 7A.                          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK, (continued)

Actuarial Assumptions - The most significant actuarial assumptions affecting pension expense and pension obligations include the valuation of retirement plan assets, the discount rates and the estimated return on plan assets.  The estimated return on plan assets is currently based upon projections provided by the Company's independent investment advisor, considering the investment policy of the plan and the plan's asset allocation.  The fair value of plan assets and discount rates are "point-in-time" measures, and the recent volatility of the debt and equity markets makes estimating future changes in fair value of plan assets and discount rates more challenging.  The Company elected to value its principal retirement and other postretirement benefit plan liabilities using a modified assumption of future mortality that reflects a significant improvement in life expectancy over the previous mortality assumptions.  Refer to Note 12, "Pension and Other Postretirement Plans" in Item 8 – "Financial Statements and Supplementary Data" for additional information.

The following table summarizes the impact on the September 30, 2016 actuarial valuations of changes in the primary assumptions affecting the Company's retirement plans and supplemental retirement plan.

	Impact of Changes in Actuarial Assumptions
	Change in Discount Rates		Change in Expected Return		Change in Market Value of Assets
	+1%	-1%	+1%	-1%	+5%	-5%
	(Dollar amounts in thousands)
Increase (decrease) in net benefit cost	$(2,894)	$4,535	$(1,489)	$1,489	$(1,274)	$1,274

Increase (decrease) in projected benefit obligation	(33,022)	41,268	—	—	—	—

Increase (decrease) in funded status	33,022	(41,268)	—	—	7,593	(7,593)

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

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

Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's internal control over financial reporting based on criteria in Internal Control – Integrated Framework (2013) issued by the COSO, and has concluded that the Company maintained effective internal control over financial reporting as of September 30, 2016.  The effectiveness of the Company's internal control over financial reporting as of September 30, 2016 has been audited by Ernst & Young, LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Management's Certifications

The certifications of the Company's Chief Executive Officer and Chief Financial Officer required by the Sarbanes-Oxley Act have been included as Exhibits 31 and 32 in this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Matthews International Corporation and Subsidiaries:

We have audited Matthews International Corporation and Subsidiaries’ internal control over financial reporting as of September 30, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). Matthews International Corporation and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Matthews International Corporation and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 30, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Matthews International Corporation and Subsidiaries as of September 30, 2016, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for the year ended September 30, 2016 of Matthews International Corporation and Subsidiaries and our report dated November 22, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Pittsburgh, Pennsylvania
November 22, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Matthews International Corporation and Subsidiaries:

We have audited the accompanying consolidated balance sheet of Matthews International Corporation and Subsidiaries as of September 30, 2016, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for the year ended September 30, 2016. Our audit also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Matthews International Corporation and Subsidiaries at September 30, 2016, and the consolidated results of their operations and their cash flows for the year ended September 30, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Matthews International Corporation and Subsidiaries’ internal control over financial reporting as of September 30, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated November 22, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Pittsburgh, Pennsylvania
November 22, 2016

2015 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Matthews International Corporation:

In our opinion, the consolidated balance sheet as of September 30, 2015 and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of two years in the period ended September 30, 2015, present fairly, in all material respects, the financial position of Matthews International Corporation and its subsidiaries at September 30, 2015 and the results of their operations and their cash flows for each of the two years in the period ended September 30, 2015, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index for each of the two years in the period ended September 30, 2015 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Pittsburgh, Pennsylvania
November 24, 2015

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
September 30, 2016 and 2015
(Dollar amounts in thousands, except per share data)

ASSETS	2016	2015
Current assets:
Cash and cash equivalents	$55,711	$72,196
Accounts receivable, net of allowance for doubtful accounts of $11,516 and $10,015, respectively	294,915	283,963
Inventories	162,472	171,423
Other current assets	61,086	77,319

Total current assets	574,184	604,901

Investments	31,365	25,517

Property, plant and equipment, net	219,492	227,408

Deferred income taxes	775	1,284

Other assets	19,895	13,773

Goodwill	851,489	855,728

Other intangible assets, net	393,841	415,000

Total assets	$2,091,041	$2,143,611

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS, continued
September 30, 2016 and 2015
(Dollar amounts in thousands, except per share data)

LIABILITIES AND SHAREHOLDERS' EQUITY	2016	2015
Current liabilities:
Long-term debt, current maturities	$27,747	$11,737
Trade accounts payable	58,118	68,896
Accrued compensation	63,737	63,931
Accrued income taxes	15,527	11,448
Other current liabilities	94,219	92,731
Total current liabilities	259,348	248,743

Long-term debt	844,807	891,217

Accrued pension	110,941	95,753

Postretirement benefits	22,143	19,415

Deferred income taxes	107,038	125,298

Other liabilities	37,430	29,139
Total liabilities	1,381,707	1,409,565

Shareholders' equity-Matthews:
Class A common stock, $1.00 par value; authorized 70,000,000 shares; 36,333,992 shares issued	36,334	36,334
Preferred stock, $100 par value, authorized 10,000 shares, none issued	—	—
Additional paid-in capital	117,088	115,890
Retained earnings	896,224	843,955
Accumulated other comprehensive loss	(181,868)	(150,326)
Treasury stock, 4,192,307 and 3,458,925 shares, respectively, at cost	(159,113)	(115,033)
Total shareholders' equity-Matthews	708,665	730,820
Noncontrolling interests	669	3,226
Total shareholders' equity	709,334	734,046

Total liabilities and shareholders' equity	$2,091,041	$2,143,611

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
for the years ended September 30, 2016, 2015 and 2014
(Dollar amounts in thousands, except per share data)

	2016	2015	2014
Sales	$1,480,464	$1,426,068	$1,106,597
Cost of sales	(924,010)	(896,693)	(714,101)

Gross profit	556,454	529,375	392,496

Selling expense	(140,924)	(143,299)	(119,274)
Administrative expense	(296,715)	(281,053)	(191,700)

Operating profit	118,815	105,023	81,522

Investment income	2,061	175	2,063
Interest expense	(24,344)	(20,610)	(12,628)
Other income (deductions), net	(1,298)	5,064	(4,881)

Income before income taxes	95,234	89,652	66,076

Income taxes	(29,073)	(26,364)	(22,805)

Net income	66,161	63,288	43,271

Net loss (income) attributable to noncontrolling interests	588	161	(646)

Net income attributable to Matthews shareholders	$66,749	$63,449	$42,625

Earnings per share attributable to Matthews shareholders:

Basic	$2.04	$1.93	$1.51

Diluted	$2.03	$1.91	$1.49

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
for the years ended September 30, 2016, 2015 and 2014
(Dollar amounts in thousands)

	Year Ended September 30, 2016
	Matthews	Noncontrolling Interest	Total
Net income (loss)	$66,749	$(588)	$66,161
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(17,655)	(89)	(17,744)
Pension plans and other postretirement benefits	(12,576)	—	(12,576)
Unrecognized gain (loss) on derivatives:
Net change from periodic revaluation	(3,230)	—	(3,230)
Net amount reclassified to earnings	1,919	—	1,919
Net change in unrecognized gain (loss) on derivatives	(1,311)	—	(1,311)
Other comprehensive income (loss), net of tax	(31,542)	(89)	(31,631)
Comprehensive income (loss)	$35,207	$(677)	$34,530

	Year Ended September 30, 2015
	Matthews	Noncontrolling Interest	Total

Net income (loss)	$63,449	$(161)	$63,288
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(77,237)	(150)	(77,387)
Pension plans and other postretirement benefits	(3,823)	—	(3,823)
Unrecognized gain (loss) on derivatives:
Net change from periodic revaluation	(4,841)	—	(4,841)
Net amount reclassified to earnings	2,392	—	2,392
Net change in unrecognized gain (loss) on derivatives	(2,449)	—	(2,449)
Other comprehensive income (loss), net of tax	(83,509)	(150)	(83,659)
Comprehensive loss	$(20,060)	$(311)	$(20,371)

	Year Ended September 30, 2014
	Matthews	Noncontrolling Interest	Total

Net income (loss)	$42,625	$646	$43,271
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(31,081)	115	(30,966)
Pension plans and other postretirement benefits	(9,551)	—	(9,551)
Unrecognized gain (loss) on derivatives:
Net change from periodic revaluation	(1,879)	—	(1,879)
Net amount reclassified to earnings	2,634	—	2,634
Net change in unrecognized gain (loss) on derivatives	755	—	755
Other comprehensive income (loss), net of tax	(39,877)	115	(39,762)
Comprehensive income	$2,748	$761	$3,509

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
for the years ended September 30, 2016, 2015 and 2014
(Dollar amounts in thousands, except per share data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income (net of tax)	Treasury Stock	Non- controlling Interests	Total
Balance, September 30, 2013	$36,334	$47,315	$769,124	$(26,940)	$(283,006)	$3,465	$546,292
Net income	—	—	42,625	—	—	646	43,271
Minimum pension liability	—	—	—	(9,551)	—	—	(9,551)
Translation adjustment	—	—	—	(31,081)	—	115	(30,966)
Fair value of derivatives	—	—	—	755	—	—	755
Total comprehensive income							3,509
Stock-based compensation	—	6,812	—	—	—	—	6,812
Purchase of 228,789 shares of treasury stock	—	—	—	—	(9,905)	—	(9,905)
Issuance of 5,936,169 shares of treasury stock	—	55,942	—	—	186,117	—	242,059
Cancellation of 77,597 shares of treasury stock	—	3,156	—	—	(3,156)	—	—
Dividends, $.46 per share	—	—	(13,396)	—	—	—	(13,396)
Distribution to noncontrolling interests	—	—	—	—	—	(165)	(165)
Balance, September 30, 2014	36,334	113,225	798,353	(66,817)	(109,950)	4,061	775,206
Net income	—	—	63,449	—	—	(161)	63,288
Minimum pension liability	—	—	—	(3,823)	—	—	(3,823)
Translation adjustment	—	—	—	(77,237)	—	(150)	(77,387)
Fair value of derivatives	—	—	—	(2,449)	—	—	(2,449)
Total comprehensive income							(20,371)
Stock-based compensation	—	9,097	—	—	—	—	9,097
Purchase of 304,859 shares of treasury stock	—	—	—	—	(14,567)	—	(14,567)
Issuance of 334,850 shares of treasury stock	—	(7,336)	—	—	10,768	—	3,432
Cancellation of 34,789 shares of treasury stock	—	1,284	—	—	(1,284)	—	—
Dividends, $.54 per share	—	—	(17,847)	—	—	—	(17,847)
Distribution to noncontrolling interests	—	—	—	—	—	(95)	(95)
Acquisition of noncontrolling interests	—	(380)	—	—	—	(429)	(809)
Balance, September 30, 2015	36,334	115,890	843,955	(150,326)	(115,033)	3,226	734,046
Net income	—	—	66,749	—	—	(588)	66,161
Minimum pension liability	—	—	—	(12,576)	—	—	(12,576)
Translation adjustment	—	—	—	(17,655)	—	(89)	(17,744)
Fair value of derivatives	—	—	—	(1,311)	—	—	(1,311)
Total comprehensive income							34,530
Stock-based compensation	—	10,612	—	—	—	—	10,612
Purchase of 1,132,452 shares of treasury stock	—	—	—	—	(57,998)	—	(57,998)
Issuance of 404,307 shares of treasury stock	—	(5,972)	—	—	14,162	—	8,190
Cancellation of 5,237 shares of treasury stock	—	244	—	—	(244)	—	—
Dividends	—	—	(14,480)	—	—	—	(14,480)
Transactions with noncontrolling interests	—	(3,686)	—	—	—	(1,880)	(5,566)
Balance, September 30, 2016	$36,334	$117,088	$896,224	$(181,868)	$(159,113)	$669	$709,334

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended September 30, 2016, 2015 and 2014
(Dollar amounts in thousands)

	2016	2015	2014
Cash flows from operating activities:
Net income	$66,161	$63,288	$43,271
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	65,480	62,620	42,864
Stock-based compensation expense	10,612	9,097	6,812
Change in deferred taxes	(3,971)	9,188	5,222
Gain on sale of assets	(73)	(276)	(228)
Unrealized (gain) loss on investments	(1,426)	377	(1,064)
Trade name write-offs	—	4,842	—
Changes in working capital items	13,715	(2,751)	(6,165)
(Increase) decrease in other assets	(5,591)	4,064	944
Increase (decrease) in other liabilities	5,397	(8,041)	(3,568)
(Decrease) increase in pension and postretirement benefit obligations	(2,465)	8,652	3,755
Other, net	(7,565)	(9,996)	(1,164)
Net cash provided by operating activities	140,274	141,064	90,679
Cash flows from investing activities:
Capital expenditures	(41,682)	(48,251)	(29,237)
Acquisitions, net of cash acquired	(6,937)	(213,470)	(382,104)
Proceeds from sale of assets	1,478	1,062	262
Proceeds from sale of subsidiary	—	10,418	—
Restricted cash	—	(12,925)	—
Net cash used in investing activities	(47,141)	(263,166)	(411,079)
Cash flows from financing activities:
Proceeds from long-term debt	90,421	279,377	415,709
Payments on long-term debt	(120,380)	(100,218)	(58,431)
Payment on contingent consideration	—	(484)	(3,703)
Purchases of treasury stock	(57,998)	(14,567)	(9,905)
Proceeds from the exercise of stock options	6,406	4,015	7,951
Dividends	(19,413)	(17,847)	(13,396)
Transactions with noncontrolling interests	(5,566)	(904)	(165)
Settlement of multi-employer pension plan obligation	—	(18,157)	—
Other financing activities	(2,318)	—	—
Net cash (used in) provided by financing activities	(108,848)	131,215	338,060
Effect of exchange rate changes on cash	(770)	80	(2,735)
Net change in cash and cash equivalents	(16,485)	9,193	14,925
Cash and cash equivalents at beginning of year	72,196	63,003	48,078
Cash and cash equivalents at end of year	$55,711	$72,196	$63,003

Cash paid during the year for:
Interest	$24,133	$19,663	$12,570
Income taxes	11,855	11,663	16,177
Non-cash investing and financing activities:
Acquisition of equipment under capital lease	$—	$—	$949

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

The Company has production and marketing facilities in the United States, Europe, Asia, Canada, Australia, and Central and South America.

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

Inventories:

Inventories are stated at the lower of cost or market with cost generally determined under the average cost method. Inventory costs include material, labor, and applicable manufacturing overhead and other direct costs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (continued)

Property, Plant and Equipment:

Property, plant and equipment are carried at cost.  Depreciation is computed primarily on the straight-line method over the estimated useful lives of the assets, which generally range from 10 to 45 years for buildings and 3 to 12 years for machinery and equipment.  Gains or losses from the disposition of assets are reflected in operating profit.  The cost of maintenance and repairs is charged to expense as incurred.  Renewals and betterments of a nature considered to extend the useful lives of the assets are capitalized.  Property, plant and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.  Recoverability of assets is determined by evaluating the estimated undiscounted net cash flows of the operations to which the assets relate.  An impairment loss would be recognized when the carrying amount of the assets exceeds the fair value, which is based on a discounted cash flow analysis. No such charges were recognized during the years presented.

Goodwill and Other Intangible Assets:

Intangible assets with finite useful lives are amortized over their estimated useful lives, ranging from 2 to 20 years, and are reviewed when appropriate for possible impairment, similar to property, plant and equipment.  Goodwill and intangible assets with indefinite lives are not amortized, but are tested annually for impairment, or when circumstances indicate that a possible impairment may exist.  In general, when the carrying value of these assets exceeds the implied fair value, an impairment loss must be recognized.  A significant decline in cash flows generated from these assets may result in a write-down of the carrying values of the related assets. For purposes of testing goodwill for impairment, the Company uses a combination of valuation techniques, including discounted cash flows. For purposes of testing indefinite-lived intangible assets, the Company generally uses a relief from royalty method.

Pension and Other Postretirement Plans:

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

Derivatives and Hedging:

Derivatives are held as part of a formal documented hedging program.  All derivatives are held for purposes other than trading.  Matthews measures effectiveness by formally assessing, at least quarterly, the historical and probable future high correlation of changes in the fair value or future cash flows of the hedged item.  If the hedging relationship ceases to be highly effective or it becomes probable that an expected transaction will no longer occur, gains and losses on the derivative will be recorded in other income (deductions) at that time.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (continued)

Foreign Currency:

The functional currency of the Company's foreign subsidiaries is the local currency.  Balance sheet accounts for foreign subsidiaries are translated into U.S. dollars at exchange rates in effect at the consolidated balance sheet date.  Gains or losses that result from this process are recorded in accumulated other comprehensive income (loss).  The revenue and expense accounts of foreign subsidiaries are translated into U.S. dollars at the average exchange rates that prevailed during the period. Realized gains and losses from foreign currency transactions are presented in the Statement of Income in a consistent manner with the underlying transaction based upon the provisions of Accounting Standards Codification ("ASC") 830 "Foreign Currency Matters."

Comprehensive Income (Loss):

Comprehensive income (loss) consists of net income adjusted for changes, net of any related income tax effect, in cumulative foreign currency translation, the fair value of derivatives, unrealized investment gains and losses and minimum pension liability.

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

For pre-need sales of memorials and vases, revenue is recognized when the memorial has been manufactured to the customer's specifications (e.g., name and birth date), title has been transferred to the customer and the memorial and vase are placed in storage for future delivery.  A liability has been recorded for the estimated costs of finishing pre-need bronze memorials and vases that have been manufactured and placed in storage prior to July 1, 2003 for future delivery.  Beginning July 1, 2003, revenue is deferred by the Company on the portion of pre-need sales attributable to the final finishing and storage of the pre-need merchandise.  Deferred revenue for final finishing is recognized at the time the pre-need merchandise is finished and shipped to the customer.  Deferred revenue related to storage is recognized on a straight-line basis over the estimated average time that pre-need merchandise is held in storage.  At September 30, 2016, the Company held 307,946 memorials and 214,583 vases in its storage facilities under the pre-need sales program.

Revenues from mausoleum construction and significant engineering projects, including certain roto-gravure projects, cremation units and marking and industrial automation projects, are recognized under the percentage-of-completion method of accounting using the cost-to-cost basis for measuring progress toward completion.  As work is performed under contracts, estimates of the costs to complete are regularly reviewed and updated.  As changes in estimates of total costs at completion on projects are identified, appropriate earnings adjustments are recorded using the cumulative catch-up method.  Provisions for estimated losses on uncompleted contracts are recorded during the period in which such losses become evident.

Revenues from brand development and deployment services are recognized using the completed performance method, which is typically when the customer receives the final deliverable.  For arrangements with customer acceptance provisions, revenue is recognized when the customer approves the final deliverable.

Shipping and Handling Fees and Costs:

All fees billed to the customer for shipping and handling are classified as a component of net revenues. All costs associated with shipping and handling are classified as a component of cost of sales or selling expense.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (continued)

Research and Development Expenses:

Research and development costs are expensed as incurred and were approximately $14,793, $13,033 and $7,814 for the years ended September 30, 2016, 2015 and 2014, respectively.

Stock-Based Compensation:

Stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the employee requisite service period.  A binomial lattice model is utilized to determine the fair value of awards that have vesting conditions based on market targets.

Income Taxes:

Deferred tax assets and liabilities are provided for the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse.  Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized.  Deferred income taxes for U.S. tax purposes have not been provided on certain undistributed earnings of foreign subsidiaries, as such earnings are considered to be reinvested indefinitely.  To the extent earnings are expected to be returned in the foreseeable future, the associated deferred tax liabilities are provided.  The Company has not determined the deferred tax liability associated with these undistributed earnings, as such determination is not practicable, due to the complexities of the hypothetical calculation.

Earnings Per Share:

Basic earnings per share is computed by dividing net income by the average number of common shares outstanding. Diluted earnings per share is computed using the treasury stock method, which assumes the issuance of common stock for all dilutive securities.

3.     ACCOUNTING PRONOUNCEMENTS:

Issued

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force), which provides new guidance intended to clarify the presentation of certain cash flow items including debt prepayments, debt extinguishment costs, contingent considerations payments, and insurance proceeds, among other things. This ASU is effective for the Company beginning in interim periods starting in fiscal year 2019, and early adoption is permitted.  The Company is in the process of assessing the impact this ASU will have on its consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which provides new guidance intended to improve the recognition, measurement, presentation and disclosure of financial instruments. This ASU is effective for the Company beginning in interim periods starting in fiscal year 2019. The adoption of this ASU is not expected to have a material impact on the Company's consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

3.     ACCOUNTING PRONOUNCEMENTS, (continued)

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

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory, which provides new guidance to simplify the measurement of inventory valuation at the lower of cost or net realizable value.  Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The new inventory measurement requirements are effective for the Company's 2017 fiscal year, and will replace the current inventory valuation guidance that requires the use of a lower of cost or market framework.  The adoption of this ASU is not expected to have a material impact on the Company's consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers: Topic 606. This ASU replaces nearly all existing U.S. GAAP guidance on revenue recognition. The standard prescribes a five-step model for recognizing revenue, the application of which will require significant judgment. The FASB issued ASU 2015-14 in August 2015 which resulted in a deferral of the original effective date of ASU 2014-09.  This standard is now effective for Matthews beginning October 1, 2018. The Company is in the process of assessing the impact the adoption of this ASU will have on its consolidated financial statements.

Adopted

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes (Income Taxes - Topic 740), which provides new guidance intended to simplify the presentation of deferred income taxes in a classified statement of financial position.  The new deferred income tax guidance requires that all deferred income tax balances be classified as non-current assets and liabilities on the classified statement of financial position.  The Company adopted this standard in fiscal 2016, and retrospectively adjusted the prior period presentation to conform to the new standard.  The adoption resulted in a $19,753 decrease in current deferred tax assets and a $340 decrease in current deferred tax liabilities, and a corresponding increase to non-current deferred tax assets of $346 and a decrease to non-current deferred tax liabilities of $19,067 in the September 30, 2015 Consolidated Balance Sheet.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

3.     ACCOUNTING PRONOUNCEMENTS, (continued)

In March 2016, the FASB issued ASU No. 2016-7, Investments - Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting, which provides new guidance intended to simplify equity method accounting.  Investments that qualify for equity method accounting will no longer apply the equity method retrospectively to previously recorded cost investments.  The adoption of this ASU in fiscal 2016 had no material impact on the Company's consolidated financial statements.

In April and August 2015, the FASB issued ASU Nos. 2015-3, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, and 2015-15, Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Lines-of-Credit Arrangements, respectively. The new guidance requires that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of debt, consistent with debt discounts. The guidance also allows for debt issuance costs related to line-of-credit arrangements to be presented as an asset, regardless of whether there are any outstanding borrowings on the line-of-credit arrangements. The adoption of this guidance in fiscal 2016 had no material impact on the Company's consolidated financial statements.

4.    FAIR VALUE MEASUREMENTS:

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
Level 3:                         Unobservable inputs for the asset or liability.

As of September 30, 2016 and 2015, the fair values of the Company's assets and liabilities measured on a recurring basis were categorized as follows:

	September 30, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Derivatives (1)	$—	$193	$—	$193
Equity and fixed income mutual funds	—	19,790	—	19,790
Other investments	—	5,127	—	5,127
Total assets at fair value	$—	$25,110	$—	$25,110

Liabilities:
Derivatives (1)	$—	$6,027	$—	$6,027
Total liabilities at fair value	$—	$6,027	$—	$6,027

(1) Interest rate swaps are valued based on observable market swap rates and are classified within Level 2 of the fair value hierarchy.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

4.    FAIR VALUE MEASUREMENTS, (continued):

	September 30, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Derivatives (1)	$—	$—	$—	$—
Trading securities	18,444	—	—	18,444
Total assets at fair value	$18,444	$—	$—	$18,444

Liabilities:
Derivatives (1)	$—	$3,686	$—	$3,686
Total liabilities at fair value	$—	$3,686	$—	$3,686

(1) Interest rate swaps are valued based on observable market swap rates and are classified within Level 2 of the fair value hierarchy.

5.    INVENTORIES:

Inventories at September 30, 2016 and 2015 consisted of the following:

	2016	2015
Raw materials	$29,597	$48,636
Work in process	54,357	32,567
Finished goods	78,518	90,220
	$162,472	$171,423

6.    INVESTMENTS:

Investment securities are recorded at fair value and are classified as trading securities.   Investments classified as trading securities primarily consisted of equity and fixed income mutual funds.  The market value of these investments exceeded cost by $414 and $175 at September 30, 2016 and 2015, respectively. Realized and unrealized gains and losses are recorded in investment income.  Realized gains (losses) for fiscal 2016, 2015 and 2014 were not material.  Other investments include ownership interests in various entities of less than 20%, which are recorded under the cost method of accounting.

At September 30, 2016 and 2015, non-current investments were as follows:

	2016	2015
Trading securities	$19,790	$18,444
Other investments	11,575	7,073
	$31,365	$25,517

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

7.     PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment and the related accumulated depreciation at September 30, 2016 and 2015 were as follows:

	2016	2015
Buildings	$102,153	$101,291
Machinery and equipment	378,650	350,890
	480,803	452,181
Less accumulated depreciation	(305,613)	(274,187)
	175,190	177,994
Land	19,705	19,847
Construction in progress	24,597	29,567
	$219,492	$227,408

Depreciation expense, including amortization of assets under capital lease, was $44,659, $43,820 and $35,546 for each of the three years ended September 30, 2016, 2015 and 2014, respectively.

8.    LONG-TERM DEBT:

Long-term debt at September 30, 2016 and 2015 consisted of the following:

	2016	2015
Revolving credit facilities	$608,000	$884,254
Senior secured term loan	246,449	—
Notes payable to banks	5,301	8,506
Short-term borrowings	8,617	5,199
Capital lease obligations	4,187	4,995
	872,554	902,954
Less current maturities	(27,747)	(11,737)
	$844,807	$891,217

The Company has a domestic credit facility with a syndicate of financial institutions that was amended and restated in April 2016 to increase the total borrowing capacity from $900,000 to $1,150,000. The Company incurred debt issuance costs of approximately $2,318 in connection with the amended and restated agreement, which will be deferred and amortized over the term of the facility.
The amended and restated agreement includes a $900,000 senior secured revolving credit facility and a $250,000 senior secured term loan. The term loan requires scheduled principal payments of 5.0% of the outstanding principal in year one, 7.5% in year two, and 10.0% in years three through five, payable in quarterly installments.  The balance of the revolving credit facility and the term loan are due on the maturity date of April 26, 2021. Borrowings under both the revolving credit facility and the term loan bear interest at LIBOR plus a factor ranging from 0.75% to 2.00% (1.75% at September 30, 2016) based on the Company's leverage ratio.  The leverage ratio is defined as net indebtedness divided by adjusted EBITDA (earnings before interest, taxes, depreciation and amortization).  The Company is required to pay an annual commitment fee ranging from 0.15% to 0.25% (based on the Company's leverage ratio) of the unused portion of the revolving credit facility.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

8.     LONG-TERM DEBT, (continued)

The amended and restated agreement requires the Company to maintain certain leverage and interest coverage ratios. A portion of the facility (not to exceed $35,000) is available for the issuance of trade and standby letters of credit. Outstanding borrowings on the revolving credit facility at September 30, 2016 and 2015 were $608,000 and $857,425, respectively. Outstanding borrowings on the term loan at September 30, 2016 was $246,449. The weighted-average interest rate on outstanding borrowings for the domestic credit facility (including the effects of interest rate swaps) at September 30, 2016 and 2015 was 2.59% and 2.41%, respectively.

The following table presents information related to interest rate contracts entered into by the Company and designated as cash flow hedges:

	Year Ended September 30, 2016	Year Ended September 30, 2015
Pay fixed swaps - notional amount	$403,125	$300,000
Net unrealized loss	$5,834	$3,686
Weighted-average maturity period (years)	3.9	3.4
Weighted-average received rate	0.53%	0.20%
Weighted-average pay rate	1.26%	1.65%

The Company enters into interest rate swaps in order to achieve a mix of fixed and variable rate debt that it deems appropriate. The interest rate swaps have been designated as cash flow hedges of future variable interest payments which are considered probable of occurring.  Based on the Company's assessment, all of the critical terms of each of the hedges matched the underlying terms of the hedged debt and related forecasted interest payments, and as such, these hedges were considered highly effective.

The fair value of the interest rate swaps reflected an unrealized loss, net of unrealized gains, of $5,834 ($3,559 after tax) and an unrealized loss, net of unrealized gains, of $3,686 ($2,248 after tax) at September 30, 2016 and 2015, respectively, that is included in shareholders' equity as part of accumulated other comprehensive income ("AOCI").  Assuming market rates remain constant with the rates at September 30, 2016, a loss (net of tax) of approximately $906 included in AOCI is expected to be recognized in earnings over the next twelve months.

At September 30, 2016 and 2015, the interest rate swap contracts were reflected on a gross-basis in the consolidated balance sheets as follows:

Derivatives:	2016	2015
Current assets:
Other current assets	$43	$—
Long-term assets:
Other assets	150	—
Current liabilities:
Other current liabilities	(1,529)	(1,165)
Long-term liabilities:
Other liabilities	(4,498)	(2,521)
Total derivatives	$(5,834)	$(3,686)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

8.     LONG-TERM DEBT, (continued)

The loss recognized on derivatives was as follows:

Derivatives in Cash Flow Hedging Relationships	Location of Loss Recognized in Income on Derivatives	Amount of Loss Recognized in Income on Derivatives
		2016	2015
Interest rate swaps	Interest expense	$(3,146)	$(3,922)

The Company recognized the following losses in AOCI:

Derivatives in Cash Flow Hedging Relationships	Amount of Loss Recognized in AOCI on Derivatives		Location of Gain or (Loss) Reclassified from AOCI into Income	Amount of Loss Reclassified from AOCI into Income(Effective Portion*)
	2016	2015	(Effective Portion*)	2016	2015

Interest rate swaps	$(3,230)	$(4,841)	Interest expense	$(1,919)	$(2,392)

*There is no ineffective portion or amount excluded from effectiveness testing.

The Company, through certain of its European subsidiaries, has a credit facility with a European bank.  The maximum amount of borrowings available under this facility is 35.0 million Euros ($39,237).  There were no outstanding borrowings under the credit facility at September 30, 2016. Outstanding borrowings under this facility were 23.9 million Euros ($26,829) at September 30, 2015.  The weighted-average interest rate on this facility at September 30, 2016 and 2015 was 1.75% and 1.50%, respectively.

The Company, through its German subsidiary, Saueressig GmbH & Co. KG ("Saueressig"), has several loans with various European banks.  Outstanding borrowings under these loans totaled 255,200 Euros ($286) and 734,452 Euros ($824) at September 30, 2016 and 2015, respectively.  The weighted-average interest rate on outstanding borrowings of Saueressig at September 30, 2016 and 2015 was 4.06% and 4.04%, respectively.

The Company, through its German subsidiary, Wetzel GmbH ("Wetzel"), has several loans with various European banks.  Outstanding borrowings under these loans totaled 830,220 Euros ($931) and 1.9 million Euros ($2,110) at September 30, 2016 and 2015, respectively.  The weighted-average interest rate on outstanding borrowings of Wetzel at September 30, 2016 and 2015 was 6.22% and 5.96%, respectively.

The Company, through its Italian subsidiary, Matthews International S.p.A., has several loans with various Italian banks.  Outstanding borrowings on these loans totaled 3.2 million Euros ($3,538) and 4.3 million Euros ($4,772) at September 30, 2016 and 2015, respectively.  Matthews International S.p.A. also has multiple lines of credit totaling 11.3 million Euros ($12,701) with the same Italian banks.  Outstanding borrowings on these lines were 5.2 million Euros ($5,801) and 4.6 million Euros ($5,166) at September 30, 2016 and 2015, respectively.  The weighted-average interest rate on outstanding Matthews International S.p.A. borrowings at September 30, 2016 and 2015 was 1.8% and 3.33%, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

8.     LONG-TERM DEBT, (continued)

In September 2014, a claim was filed seeking to draw upon a letter of credit issued by the Company of £8,570,000 ($11,115 at September 30, 2016) with respect to a performance guarantee on a project for a customer in Saudi Arabia.  Management assessed the customer's claim to be without merit and initiated an action with the U.K. court. Pursuant to this action, a court order was issued in January 2015 requiring that, upon receipt by the customer, the funds were to be remitted by the customer to the court pending resolution of the dispute between the parties.  As a result, the Company made payment on the draw to the financial institution for the letter of credit and the funds were ultimately received by the customer. The customer did not remit the funds to the court as ordered. On June 14, 2016, the court ruled completely in favor of Matthews following a trial on the merits.  However, as the customer has not yet remitted the funds, it is possible the resolution of this matter could have an unfavorable financial impact on Matthews’ results of operations.  As of September 30, 2016 and 2015, the Company has presented the funded letter of credit within other current assets on the Consolidated Balance Sheet.

As of September 30, 2016 and 2015, the fair value of the Company's long-term debt, including current maturities, which is classified as Level 2 in the fair value hierarchy, approximated the carrying value included in the Consolidated Balance Sheets.

Aggregate maturities of long-term debt, including short-term borrowings and capital leases, is as follows:

2017	$27,747
2018	21,470
2019	25,212
2020	25,222
2021	770,304
Thereafter	2,599
$872,554

9.     SHAREHOLDERS' EQUITY:

The authorized common stock of the Company consists of 70,000,000 shares of Class A Common Stock, $1.00 par value.

The Company has a stock repurchase program.  The buy-back program is designed to increase shareholder value, enlarge the Company's holdings of its common stock, and add to earnings per share.  Repurchased shares may be retained in treasury, utilized for acquisitions, or reissued to employees or other purchasers, subject to the restrictions of the Company's Restated Articles of Incorporation.  Under the current authorization, the Company's Board of Directors has authorized the repurchase of a total of 5,000,000 shares of Matthews' common stock under the program, of which 2,028,570 shares remain available for repurchase as of September 30, 2016.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

10.     SHARE-BASED PAYMENTS:

The Company maintains an equity incentive plan (the "2012 Equity Incentive Plan") that provides for grants of stock options, restricted shares, stock-based performance units and certain other types of stock-based awards.  The Company also maintains an equity incentive plan (the "2007 Equity Incentive Plan") and a stock incentive plan (the "1992 Incentive Stock Plan") that previously provided for grants of stock options, restricted shares and certain other types of stock-based awards.  Under the 2012 Equity Incentive Plan, which has a ten years term, the maximum number of shares available for grants or awards is an aggregate of 2,500,000.  There will be no further grants under the 2007 Equity Incentive Plan or the 1992 Incentive Stock Plan.  At September 30, 2016, there were 1,022,548 shares reserved for future issuance under the 2012 Equity Incentive Plan. All plans are administered by the Compensation Committee of the Board of Directors.

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

For the years ended September 30, 2016, 2015 and 2014, stock-based compensation cost totaled $10,612, $9,097 and $6,812, respectively. The associated future income tax benefit recognized was $4,139, $3,548 and $2,657 for the years ended September 30, 2016, 2015 and 2014, respectively.

The amount of cash received from the exercise of stock options was $6,406, $4,015 and $7,951, for the years ended September 30, 2016, 2015 and 2014, respectively. In connection with these exercises, the tax benefits realized by the Company were $932, $350 and $698 for the years ended September 30, 2016, 2015 and 2014, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

10.            SHARE-BASED PAYMENTS, (continued)

The transactions for restricted stock for the year ended September 30, 2016 were as follows:

	Shares	Weighted- average Grant-date Fair Value
Non-vested at September 30, 2015	570,567	$35.66
Granted	227,125	51.89
Vested	(270,317)	30.93
Expired or forfeited	(4,665)	42.06
Non-vested at September 30, 2016	522,710	$45.10

As of September 30, 2016, the total unrecognized compensation cost related to unvested restricted stock was $8,652 which is expected to be recognized over a weighted-average period of 1.6 years.

The transactions for shares under options for the year ended September 30, 2016 were as follows:

	Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, September 30, 2015	337,938	$39.19
Exercised	(161,460)	39.68
Expired or forfeited	(98,745)	37.33
Outstanding, September 30, 2016	77,733	$40.56	0.1	$1,571
Exercisable, September 30, 2016	333	$40.56	0.1	$7

No options vested during the year ended September 30, 2016 and 2015, respectively.   The intrinsic value of options (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during the years ended September 30, 2016, 2015 and 2014 was $2,692, $931 and $1,653, respectively.

The transactions for non-vested option shares for the year ended September 30, 2016 were as follows:

	Shares	Weighted- average Grant-date Fair Value
Non-vested at September 30, 2015	166,406	$12.43
Expired or forfeited	(89,006)	12.56
Non-vested at September 30, 2016	77,400	$12.29

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

10.            SHARE-BASED PAYMENTS, (continued)

The fair value of each restricted stock grant is estimated on the date of grant using a binomial lattice valuation model.  The following table indicates the assumptions used in estimating fair value of restricted stock for the years ended September 30, 2016, 2015 and 2014.

	2016	2015	2014
Expected volatility	20.7%	22.2%	26.6%
Dividend yield	1.0%	1.0%	1.1%
Average risk-free interest rate	1.7%	1.7%	1.4%
Average expected term (years)	2.1	1.8	2.0

The risk-free interest rate is based on United States Treasury yields at the date of grant. The dividend yield is based on the most recent dividend payment and average stock price over the 12 months prior to the grant date.  Expected volatilities are based on the historical volatility of the Company's stock price.  The expected term for grants in the years ended September 30, 2016, 2015 and 2014 represents an estimate of the average period of time for restricted shares to vest.  The option characteristics for each grant are considered separately for valuation purposes.

The Company maintains the 1994 Director Fee Plan and the 2014 Director Fee Plan (collectively, the "Director Fee Plans").  There will be no further fees or share-based awards granted under the 1994 Director Fee Plan.  Under the 2014 Director Fee Plan, non-employee directors (except for the Chairman of the Board) each receive, as an annual retainer fee for fiscal 2016, either cash or shares of the Company's Class A Common Stock with a value equal to $75.  The annual retainer fee paid to a non-employee Chairman of the Board is $175.  Where the annual retainer fee is provided in shares, each director may elect to be paid these shares on a current basis or have such shares credited to a deferred stock account as phantom stock, with such shares to be paid to the director subsequent to leaving the Board.  The value of deferred shares is recorded in other liabilities.  A total of 17,005 shares had been deferred under the Director Fee Plans at September 30, 2016.  Additionally, directors who are not also officers of the Company each receive an annual stock-based grant (non-statutory stock options, stock appreciation rights and/or restricted shares) with a value of $110 for fiscal year 2016.  A total of 22,300 stock options have been granted under the Director Fee Plans.  At September 30, 2016, there were zero options outstanding. Additionally, 152,290 shares of restricted stock have been granted under the Director Fee Plans, 49,140 of which were issued under the 2014 Director Fee Plan. 29,492 shares of restricted stock are unvested at September 30, 2016.  A total of 150,000 shares have been authorized to be issued under the 2014 Director Fee Plan.

11.     EARNINGS PER SHARE:

The information used to compute earnings per share attributable to Matthews' common shareholders was as follows:

	2016	2015	2014
Net income attributable to Matthews shareholders	$66,749	$63,449	$42,625
Less: dividends and undistributed earnings allocated to participating securities	—	10	121
Net income available to Matthews shareholders	$66,749	$63,439	$42,504

Weighted-average shares outstanding (in thousands):
Basic shares	32,642	32,939	28,209
Effect of dilutive securities	262	257	274
Diluted shares	32,904	33,196	28,483

Anti-dilutive securities excluded from the dilutive calculation were insignificant for the fiscal years ended September 30, 2016, 2015, and 2014.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

12.    PENSION AND OTHER POSTRETIREMENT PLANS:

The Company provides defined benefit pension and other postretirement plans to certain employees. Effective January 1, 2014, the Company's principal retirement plan was closed to new participants.  The following provides a reconciliation of benefit obligations, plan assets and funded status of the plans as of the Company's actuarial valuation as of September 30, 2016 and 2015:

	Pension		Other Postretirement
	2016	2015	2016	2015
Change in benefit obligation:
Benefit obligation, beginning of year	$238,727	$211,036	$20,424	$21,358
Acquisitions	—	27,162	—	—
Service cost	7,446	6,764	402	454
Interest cost	9,725	8,740	845	885
Actuarial (gain) loss	26,841	4,087	2,931	(814)
Exchange gain	(6)	(1,206)	—	—
Benefit payments	(19,167)	(17,856)	(1,312)	(1,459)
Benefit obligation, end of year	263,566	238,727	23,290	20,424

Change in plan assets:
Fair value, beginning of year	142,225	131,753	—	—
Acquisitions	—	25,897	—	—
Actual return	11,244	625	—	—
Benefit payments (1)	(19,167)	(17,856)	(1,312)	(1,459)
Employer contributions	17,562	1,806	1,312	1,459
Fair value, end of year	151,864	142,225	—	—

Funded status	(111,701)	(96,502)	(23,291)	(20,424)
Unrecognized actuarial loss (gain)	92,310	77,368	1,130	(1,801)
Unrecognized prior service cost	(1,048)	(1,231)	(916)	(1,111)
Net amount recognized	$(20,439)	$(20,365)	$(23,077)	$(23,336)

Amounts recognized in the consolidated balance sheet:
Current liability	$(760)	$(749)	$(1,148)	$(1,009)
Noncurrent benefit liability	(110,941)	(95,753)	(22,143)	(19,415)
Accumulated other comprehensive loss (income)	91,262	76,137	214	(2,912)
Net amount recognized	$(20,439)	$(20,365)	$(23,077)	$(23,336)

Amounts recognized in accumulated
other comprehensive loss (income):
Net actuarial loss (income)	$92,310	$77,368	$1,130	$(1,801)
Prior service cost	(1,048)	(1,231)	(916)	(1,111)
Net amount recognized	$91,262	$76,137	$214	$(2,912)

(1) Pension benefit payments in fiscal 2016 and 2015 include $9,300 and $10,000 of lump sum distributions, respectively, that were made to certain terminated vested employees as a settlement of the employees' pension obligations. These distributions did not meet the threshold to qualify as a settlement under U.S. GAAP and therefore, no unamortized actuarial loss was recognized in the Statement of Income upon completion of the lump sum distributions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

12.     PENSION AND OTHER POSTRETIREMENT PLANS, (continued)

Based upon actuarial valuations performed as of September 30, 2016 and 2015, the accumulated benefit obligation for the Company's defined benefit pension plans was $240,329 and $208,407 at September 30, 2016 and 2015, respectively, and the projected benefit obligation for the Company's defined benefit pension plans was $263,566 and $238,727 at September 30, 2016 and 2015, respectively.

Net periodic pension and other postretirement benefit cost for the plans included the following:

	Pension			Other Postretirement
	2016	2015	2014	2016	2015	2014
Service cost	$7,446	$6,764	$6,150	$402	$454	$436
Interest cost	9,725	8,740	8,927	845	885	919
Expected return on plan assets	(9,625)	(10,151)	(9,666)	—	—	—
Amortization:
Prior service cost	(183)	(180)	(206)	(195)	(195)	(195)
Net actuarial loss (gain)	7,468	6,203	3,927	—	—	(87)
Net benefit cost	$14,831	$11,376	$9,132	$1,052	$1,144	$1,073

Effective September 30, 2016, the Company changed the method used to estimate the service and interest components of net periodic benefit cost for its pensions. This change, compared to the previous method, will result in a decrease in the service and interest components for pension cost beginning in fiscal 2017. Historically, the Company estimated these service and interest cost components utilizing a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period. Matthews has elected to utilize a full yield curve approach in the estimation of these components by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows. This change is being  made to provide a more precise measurement of service and interest costs by improving the correlation between projected benefit cash flows to the corresponding spot yield curve rates. This change does not affect the measurement of the total benefit obligations. The Company has accounted for this change as a change in accounting estimate that is inseparable from a change in accounting principle and accordingly, has accounted for it prospectively. The impact from this change is expected to be a reduction of service and interest costs of approximately $1,960 beginning in fiscal 2017.

Benefit payments under the Company's principal retirement plan are made from plan assets, while benefit payments under the supplemental retirement plan and postretirement benefit plan are made from the Company's operating cash.  Under I.R.S. regulations, the Company was not required to make any significant contributions to its principal retirement plan in fiscal 2016. The Company is required to make contributions of approximately $5,109 to its principal retirement plan in fiscal 2017.

Contributions made in fiscal 2016 are as follows:

Contributions	Pension	Other Postretirement
Principal retirement plan	$15,800	$—
Supplemental retirement plan	725	—
Other retirement plans	1,037	—
Other postretirement plan	—	1,312

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

12.     PENSION AND OTHER POSTRETIREMENT PLANS, (continued)

Amounts of AOCI expected to be recognized in net periodic benefit costs in fiscal 2017 include:

	Pension Benefits	Other Postretirement Benefits
Net actuarial loss	$10,035	$—
Prior service cost	(181)	(195)

The weighted-average assumptions in the following table represent the rates used to develop the actuarial present value of the projected benefit obligation for the year listed and also the net periodic benefit cost for the following year. The measurement date of annual actuarial valuations for the Company's principal retirement and other postretirement benefit plans was September 30, for fiscal 2016, 2015 and 2014.  The weighted-average assumptions for those plans were:

	Pension			Other Postretirement
	2016	2015	2014	2016	2015	2014
Discount rate	3.51%	4.25%	4.25%	3.42%	4.25%	4.25%
Return on plan assets	7.25%	7.75%	7.75%	—	—	—
Compensation increase	3.50%	3.50%	3.50%	—	—	—

In October 2014, the Society of Actuaries' Retirement Plans Experience Committee released new mortality tables known as RP 2014.  The Company considered these new tables and performed a review of its own mortality history to assess future improvements in mortality rates.  In fiscal 2016 and 2015, the Company elected to value its principal retirement and other postretirement benefit plan liabilities using a slightly modified assumption of future mortality which better approximates the plan participant population and reflects significant improvement in life expectancy over the previous mortality table, known as RP 2000.

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

The Company's defined benefit pension plans' weighted-average asset allocation at September 30, 2016 and 2015 and weighted-average target allocation were as follows:

	Plan Assets at		Target
Asset Category	2016	2015	Allocation
Equity securities	$58,849	$60,460	50%
Fixed income, cash and cash equivalents	72,495	59,612	30%
Other investments	20,520	22,153	20%
	$151,864	$142,225	100%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

12.     PENSION AND OTHER POSTRETIREMENT PLANS, (continued)

The target asset allocation relates to the Company's primary defined benefit pension plan. Plan assets in the table include the assets of the Aurora Casket Company, LLC pension plan, which has a target asset allocation of 15% equity securities and 85% fixed income, cash and cash equivalents.

Based on an analysis of the historical and expected future performance of the plan's assets and information provided by its independent investment advisor, the Company set the long-term rate of return assumption for its primary defined benefit pension plans' assets at 7.25% in 2016 for purposes of determining pension cost and funded status under current guidance.  The Company's discount rate assumption used in determining the present value of the projected benefit obligation is based upon published indices.

The Company categorizes plan assets within a three level fair value hierarchy (see Note 4 for a further discussion of the fair value hierarchy). The valuation methodologies used to measure the fair value of pension assets, including the level in the fair value hierarchy in which each type of pension plan asset is classified as follows.

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

Fixed income securities consist of publicly traded fixed interest obligations (primarily U.S. government notes and corporate and agency bonds).  Such investments are valued through consultation and evaluation with brokers in the institutional market using quoted prices and other observable market data.  As such, U.S. government notes are included in Level 1, and the remainder of the fixed income securities are included in Level 2.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

12.     PENSION AND OTHER POSTRETIREMENT PLANS, (continued)

The Company's defined benefit pension plans' asset categories at September 30, 2016 and 2015 were as follows:

	September 30, 2016
Asset Category	Level 1	Level 2	Level 3	Total
Equity securities - stocks	$35,912	$—	$—	$35,912
Equity securities - mutual funds	22,937	—	—	22,937
Fixed income securities	41,099	11,732	—	52,831
Cash and cash equivalents	19,664	—	—	19,664
Other investments	7,694	10	12,816	20,520
Total	$127,306	$11,742	$12,816	$151,864

	September 30, 2015
Asset Category	Level 1	Level 2	Level 3	Total
Equity securities - stocks	$31,559	$—	$—	$31,559
Equity securities - mutual funds	27,846	1,055	—	28,901
Fixed income securities	39,644	15,474	—	55,118
Cash and cash equivalents	4,494	—	—	4,494
Other investments	8,171	—	13,982	22,153
Total	$111,714	$16,529	$13,982	$142,225

Changes in the fair value of Level 3 assets at September 30, 2016 and 2015 are summarized as follows:

Asset Category	Fair Value, Beginning of Period	Acquisitions	Dispositions	Realized Gains	Unrealized Gains (Losses)	Fair Value, End of Period
Other investments:
Fiscal Year Ended:
September 30, 2016	$13,982	$—	$(941)	$449	$(674)	$12,816
September 30, 2015	14,330	—	(1,661)	608	705	13,982

Benefit payments expected to be paid are as follows:

Years ending September 30:	Pension Benefits	Other Postretirement Benefits

2017	$9,772	$1,148
2018	10,066	1,181
2019	10,672	1,210
2020	11,229	1,217
2021	11,665	1,243
2022-2026	70,164	6,769
	$123,568	$12,768

For measurement purposes, a rate of increase of 7.5% in the per capita cost of health care benefits was assumed for 2017; the rate was assumed to decrease gradually to 4.0% for 2058 and remain at that level thereafter.  Assumed health care cost trend rates have a significant effect on the amounts reported.  An increase in the assumed health care cost trend rates by

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

12.     PENSION AND OTHER POSTRETIREMENT PLANS, (continued)

one percentage point would have increased the accumulated postretirement benefit obligation as of September 30, 2016 by $909 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year then ended by $59.  A decrease in the assumed health care cost trend rates by one percentage point would have decreased the accumulated postretirement benefit obligation as of September 30, 2016 by $797 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year then ended by $51.

Prior to its acquisition by Matthews, Schawk, Inc. ("Schawk") participated in a multi-employer pension fund pursuant to certain collective bargaining agreements. In 2012, Schawk bargained to withdraw from the fund, and recorded a withdrawal liability at the conclusion of the negotiations, based on the present value of the installment payments expected to be paid through 2034. During fiscal 2015, the Company finalized an agreement to settle this installment payment obligation in exchange for a lump-sum payment of $18,157, which is presented within cash flows from financing activities on the Consolidated Statement of Cash Flows. This settlement also resulted in an $11,522 gain recognized in other income (deductions), net during fiscal 2015.

The Company sponsors defined contribution plans for hourly and salary employees. The expense associated with the contributions made to these plans was $8,117, $6,819, and $2,398 for the fiscal years ended September 30, 2016, 2015 and 2014, respectively.

13.     ACCUMULATED OTHER COMPREHENSIVE INCOME:

The changes in AOCI by component, net of tax, for the year ended September 30, 2016 were as follows:

		Postretirement Benefit Plans	Currency Translation Adjustment		Derivatives	Total
Attributable to Matthews:
Balance, September 30, 2015		$(43,474)	$(104,604)		$(2,248)	$(150,326)
OCI before reclassification		(16,901)	(17,655)		(3,230)	(37,786)
Amounts reclassified from AOCI	(a)	4,325	—	(b)	1,919	6,244
Net current-period OCI		(12,576)	(17,655)		(1,311)	(31,542)
Balance, September 30, 2016		$(56,050)	$(122,259)		$(3,559)	$(181,868)
Attributable to noncontrolling interest:
Balance, September 30, 2015		$—	$366		$—	$366
OCI before reclassification		—	(89)		—	(89)
Net current-period OCI		—	(89)		—	(89)
Balance, September 30, 2016		$—	$277		$—	$277

(a)	Amounts were included in net periodic benefit cost for pension and other postretirement benefit plans (see Note 12).

(b)	Amounts were included in interest expense in the periods the hedged item affected earnings (see Note 8).

Accumulated other comprehensive loss at September 30, 2016 and 2015 consisted of the following:

	2016	2015
Cumulative foreign currency translation	$(122,259)	$(104,604)
Fair value of derivatives, net of tax of $2,275 and $1,437, respectively	(3,559)	(2,248)
Minimum pension liabilities, net of tax of $35,426 and $27,530, respectively	(56,050)	(43,474)
	$(181,868)	$(150,326)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

13.     ACCUMULATED OTHER COMPREHENSIVE INCOME, (continued)

Reclassifications out of AOCI for the year ended September 30, 2016 were as follows:

Details about AOCI Components		Year Ended September 30, 2016	Affected line item in the Statement of Income
Postretirement benefit plans
Prior service (cost) credit	(a)	$378
Actuarial losses	(a)	(7,468)
	(b)	(7,090)	Income before income tax
		(2,765)	Income taxes
		$(4,325)	Net income
Derivatives
Interest rate swap contracts		$(3,146)	Interest expense
	(b)	(3,146)	Income before income tax
		(1,227)	Income taxes
		$(1,919)	Net income

(a)
Amounts are included in the computation of pension and other postretirement benefit expense, which is reported in both cost of goods sold and selling and administrative expenses.  For additional information, see Note 12.

(b)For pre-tax items, positive amounts represent income and negative amounts represent expense.

14.     INCOME TAXES:

The provision for income taxes consisted of the following:

	2016	2015	2014
Current:
Federal	$18,733	$655	$7,371
State	1,829	1,466	3,612
Foreign	12,482	10,599	10,427
	33,044	12,720	21,410
Deferred
Federal	(3,066)	13,279	2,590
State	(2,412)	645	(71)
Foreign	1,507	(280)	(1,124)
	(3,971)	13,644	1,395
Total	$29,073	$26,364	$22,805

Tax benefits related to share-based payments recorded directly to additional paid-in capital for the years ended September 30, 2016, 2015, and 2014 were $1,720, $418, and $0, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

14.     INCOME TAXES, (continued)

The reconciliation of the federal statutory tax rate to the consolidated effective tax rate was as follows:

	2016	2015	2014
Federal statutory tax rate	35.0%	35.0%	35.0%
Effect of state income taxes, net of federal deduction	(0.6)%	1.8%	3.8%
Foreign taxes less than federal statutory rate	(3.5)%	(3.2)%	(2.1)%
Other	(0.4)%	(4.2)%	(2.2)%
Effective tax rate	30.5%	29.4%	34.5%

The Company's effective tax rate for fiscal 2016 was 30.5%, compared to 29.4% for fiscal 2015. The effective tax rates for both years primarily reflected the favorable impact of the utilization of certain tax attributes with the Company’s U.S. and foreign legal entity structure. The difference between the Company's effective tax rate and the Federal statutory rate of 35.0% primarily reflected lower foreign income taxes offset by the impact of state taxes.

The Company's foreign subsidiaries had income before income taxes for the years ended September 30, 2016, 2015 and 2014 of approximately $48,864, $40,024 and $23,835, respectively.  Deferred income taxes for U.S. tax purposes have not been provided on certain undistributed earnings of foreign subsidiaries, as such earnings are considered to be reinvested indefinitely. At September 30, 2016, undistributed earnings of foreign subsidiaries for which deferred U.S. income taxes have not been provided approximated $542,821.  The Company has not determined the deferred tax liability associated with these undistributed earnings, as such determination is not practicable due to the complexity of the hypothetical calculation.

The components of deferred tax assets and liabilities at September 30, 2016 and 2015 are as follows:

	2016	2015
Deferred tax assets:
Pension and postretirement benefits	$46,282	$42,134
Accruals and reserves not currently deductible	26,214	27,586
Income tax credit carryforward	10,080	9,160
Operating and capital loss carryforwards	25,258	25,012
Stock options	6,544	8,550
Other	5,246	7,396
Total deferred tax assets	119,624	119,838
Valuation allowances	(22,412)	(20,977)
Net deferred tax assets	97,212	98,861

Deferred tax liabilities:
Depreciation	(5,207)	(8,509)
Unrealized gains and losses	(5,640)	(8,867)
Goodwill and intangible assets	(190,541)	(193,876)
Other	(2,087)	(11,623)
	(203,475)	(222,875)

Net deferred tax liability	$(106,263)	$(124,014)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

14.     INCOME TAXES, (continued)

At September 30, 2016, the Company had foreign net operating loss carryforwards of $72,765 and foreign capital loss carryforwards of $20,651. The Company has recorded deferred tax assets of $3,999 for state net operating loss carryforwards, and various U.S. and non-U.S. income tax credit carryforwards of $491 and $3,933, respectively, which will be available to offset future income tax liabilities. If not used, state net operating losses will begin to expire in 2017.  Certain of the foreign net operating losses begin to expire in 2017 while the majority of the Company's foreign net operating losses have no expiration period. Certain of these carryforwards are subject to limitations on use due to tax rules affecting acquired tax attributes, loss sharing between group members, and business continuation.  Therefore, the Company has established tax-effected valuation allowances against these tax benefits in the amount of $22,412 at September 30, 2016.  Additionally, at September 30, 2016, the Company had total foreign tax credit carryforwards of $5,656. If unutilized, these U.S. foreign tax credits will begin to expire in 2018. The Company has the ability to claim a deduction for these credits prior to expiration, however it is expected that the credits will be fully utilized prior to expiration.

Changes in the total amount of gross unrecognized tax benefits (excluding penalties and interest) are as follows:

	2016	2015	2014
Balance, beginning of year	$4,086	$4,311	$4,516
Increase from acquisition	—	—	385
Increases for tax positions of prior years	5,762	475	369
Decreases for tax positions of prior years	(166)	(155)	(863)
Increases based on tax positions related to the current year	5,456	635	623
Decreases due to settlements with taxing authorities	—	(27)	(12)
Decreases due to lapse of statute of limitation	(1,318)	(1,153)	(707)
Balance, end of year	$13,820	$4,086	$4,311

The Company had unrecognized tax benefits of $13,820 at September 30, 2016, $6,663 of which, would impact the annual effective tax rate.  It is reasonably possible that the amount of unrecognized tax benefits could decrease by approximately $2,741 in the next 12 months primarily due to the expiration of statutes of limitation related to specific tax positions.

The Company classifies interest and penalties on tax uncertainties as a component of the provision for income taxes.  Total penalties and interest accrued were $2,088 and $2,010 at September 30, 2016 and 2015, respectively.  These accruals may potentially be applicable in the event of an unfavorable outcome of uncertain tax positions.

The Company is currently under examination in several tax jurisdictions and remains subject to examination until the statute of limitation expires for those tax jurisdictions.

As of September 30, 2016, the tax years that remain subject to examination by major jurisdiction generally are:

United States - Federal	2013 and forward
United States - State	2012 and forward
Canada	2012 and forward
Germany	2009 and forward
United Kingdom	2014 and forward
Australia	2012 and forward
Singapore	2010 and forward

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

15.     COMMITMENTS AND CONTINGENT LIABILITIES:

The Company operates various production, warehouse and office facilities and equipment under operating lease agreements.  Annual rentals under these and other operating leases were $32,716, $31,766 and $21,849 in fiscal 2016, 2015 and 2014, respectively.  Future minimum rental commitments under non-cancelable operating lease arrangements for fiscal years 2017 through 2021 are $20,461, $14,835, $9,926, $7,259 and $4,823, respectively.

The Company is party to various legal proceedings, the eventual outcome of which are not predictable.  Although the ultimate disposition of these proceedings is not presently determinable, management is of the opinion that they should not result in liabilities in an amount which would materially affect the Company's consolidated financial position, results of operations or cash flows.

The Company has employment agreements with certain employees, the terms of which expire at various dates between fiscal 2017 and 2019.  The agreements generally provide for base salary and bonus levels and include non-compete provisions.  The aggregate commitment for salaries under these agreements at September 30, 2016 was $5,705.

The Company is involved in a dispute with a customer related to a project in Saudi Arabia. It is possible the resolution of this matter could have an unfavorable financial impact on Matthews’ results of operations. See further discussion in Note 8.

16.    ENVIRONMENTAL MATTERS:

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

At September 30, 2016, an accrual of $3,729 had been recorded for environmental remediation (of which $975 was classified in other current liabilities), representing management's best estimate of the probable and reasonably estimable costs of the Company's known remediation obligations.  The accrual does not consider the effects of inflation and anticipated expenditures are not discounted to their present value.  While final resolution of these contingencies could result in costs different than current accruals, management believes the ultimate outcome will not have a significant effect on the Company's consolidated results of operations or financial position.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

17.     SUPPLEMENTAL CASH FLOW INFORMATION:

Changes in working capital items as presented in the Consolidated Statements of Cash Flows consisted of the following:

	2016	2015	2014
Current assets:
Accounts receivable	$(10,632)	$7,566	$(13,492)
Inventories	10,453	17,001	4,429
Other current assets	12,434	(14,567)	(9,531)
	12,255	10,000	(18,594)
Current liabilities:
Trade accounts payable	(11,083)	(9,103)	5,720
Accrued compensation	147	(183)	(2,504)
Accrued income taxes	4,079	3,389	1,330
Other current liabilities	8,317	(6,854)	7,883
	1,460	(12,751)	12,429
Net change	$13,715	$(2,751)	$(6,165)

18.     SEGMENT INFORMATION:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

18.     SEGMENT INFORMATION, (continued)

Information about the Company's segments follows:

	SGK Brand Solutions	Memorialization	Industrial Technologies	Other	Consolidated
Sales to external customers:
2016	$755,975	$610,142	$114,347	$—	$1,480,464
2015	798,339	508,058	119,671	—	1,426,068
2014	497,328	508,420	100,849	—	1,106,597
Intersegment sales:
2016	346	43	99	—	488
2015	478	77	25	—	580
2014	463	35	31	—	529
Depreciation and amortization:
2016	41,238	19,223	2,503	2,516	65,480
2015	46,594	12,410	2,294	1,322	62,620
2014	27,700	11,486	2,203	1,475	42,864
Operating profit:
2016	42,909	68,252	7,654	—	118,815
2015	21,864	70,064	13,095	—	105,023
2014	2,536	67,937	11,049	—	81,522
Total assets:
2016	1,177,816	735,985	122,179	55,061	2,091,041
2015	1,157,771	762,028	115,664	108,148	2,143,611
2014	1,263,081	557,120	115,205	72,620	2,008,026
Capital expenditures:
2016	22,043	11,870	3,461	4,308	41,682
2015	23,676	10,922	5,866	7,787	48,251
2014	16,734	8,257	3,325	921	29,237

Information about the Company's operations by geographic area follows:

	United States	Central and South America	Canada	Europe	Australia	Asia	Consolidated
Sales to external customers:
2016	$1,018,129	$10,160	$27,589	$360,678	$20,043	$43,865	$1,480,464
2015	936,513	8,806	30,367	398,533	21,225	30,624	1,426,068
2014	676,764	3,272	14,471	380,229	13,994	17,867	1,106,597

Long-lived assets:
2016	1,000,870	13,267	41,393	334,847	23,768	50,677	1,464,822
2015	1,016,703	17,488	41,690	349,533	22,072	50,650	1,498,136
2014	918,996	10,739	36,543	391,944	21,300	31,122	1,410,644

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

19.    ACQUISITIONS:

Fiscal 2016:

On February 1, 2016, the Company acquired certain net assets of Digital Design, Inc. ("DDI") for $7,659 (net of cash acquired and holdback amount). DDI is a manufacturer and seller of ink jet printing systems and is included in the Company's Industrial Technologies segment.  The preliminary purchase price allocation related to the DDI acquisition is not finalized as of September 30, 2016, and is subject to change as the Company obtains additional information related to working capital items.

Fiscal 2015:

On August 19, 2015, the Company acquired Aurora for $210,026 (net of cash acquired). Aurora provides burial, cremation, and technology products to funeral home clients and distributors in the United States and Canada.  The acquisition was designed to expand the Company's memorialization product offerings and geographic distribution footprint in the United States. During fiscal 2016, the Company finalized the allocation of purchase price related to the Aurora acquisition, resulting in immaterial adjustments to property, plant and equipment, goodwill, certain working capital accounts and deferred taxes. The final allocation of the purchase price resulted in goodwill of $73,927, which was assigned to the Memorialization segment, $76,340 of intangible assets, of which $30,540 is not subject to amortization, $26,268 of property, plant and equipment, and $33,491 of other net assets, primarily working capital. Approximately $44,000 of the goodwill is expected to be deductible for tax purposes.

Fiscal 2014:

On July 29, 2014, the Company acquired Schawk, a leading global brand development, activation and deployment company headquartered in Des Plaines, Illinois.  Under the terms of the transaction, Schawk shareholders received $11.80 cash and $0.20582 shares of Matthews' common stock for each Schawk share held.  Based on the closing price of Matthews' stock on July 28, 2014, the transaction represented an implied price of $20.74 per share and a total enterprise value (which included outstanding debt, net of cash acquired) of $616,686.  Schawk provides comprehensive brand development and brand deployment services to clients primarily in the consumer packaged goods, retail and life sciences markets.  Schawk creates and sells its clients' brands, produces brand assets and protects brand equities to help drive brand performance.  Schawk delivers its services through more than 155 locations in over 20 countries across North and South America, Europe, Asia and Australia.  During fiscal 2015, the Company finalized the allocation of purchase price related to the Schawk acquisition, resulting in immaterial adjustments to property, plant and equipment, goodwill, other intangible assets, certain working capital accounts, and deferred taxes.

The following information presents a summary of the consolidated results of Matthews combined with Schawk as if the acquisition had occurred on October 1, 2013:

			Pro Forma Combined
	2016	2015	2014
Sales	$1,480,464	$1,426,068	$1,458,277
Income before income taxes	95,234	89,652	89,779
Net income attributable to Matthews shareholders	66,749	63,449	63,586
Earnings per share attributable to Matthews shareholders: Diluted	$2.03	$1.91	$1.93

The unaudited pro forma results for fiscal 2014 has been prepared for comparative purposes only and include certain adjustments, such as interest expense on acquisition debt and acquisition related costs.  The pro forma information does not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred on the date indicated, or which may result in the future.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

20.     GOODWILL AND OTHER INTANGIBLE ASSETS:

Changes to goodwill during the years ended September 30, 2016 and 2015, follow.

	SGK Brand Solutions	Memorialization	Industrial Technologies	Consolidated
Goodwill	$501,050	$278,282	$50,887	$830,219
Accumulated impairment losses	(5,752)	(5,000)	—	(10,752)
Balance at September 30, 2014	495,298	273,282	50,887	819,467

Additions during period	250	73,623	2,226	76,099
Translation and other adjustments	(34,653)	(4,959)	(226)	(39,838)
Goodwill	466,647	346,946	52,887	866,480
Accumulated impairment losses	(5,752)	(5,000)	—	(10,752)
Balance at September 30, 2015	460,895	341,946	52,887	855,728

Additions during period	—	—	3,958	3,958
Translation and other adjustments	(8,137)	170	(230)	(8,197)
Goodwill	458,510	347,116	56,615	862,241
Accumulated impairment losses	(5,752)	(5,000)	—	(10,752)
Balance at September 30, 2016	$452,758	$342,116	$56,615	$851,489

The Company performed its annual impairment review of goodwill in the second quarter of fiscal 2016 and determined that estimated fair value for all reporting units exceeded carrying value, therefore no adjustments to the carrying value of goodwill were necessary.

In fiscal 2016, the addition to Industrial Technologies goodwill reflects the acquisition of DDI.

In fiscal 2015, the addition to Memorialization goodwill primarily reflects the acquisition of Aurora, and the addition to Industrial Technologies goodwill primarily reflects the acquisition of a small printing products business. The amount reflected in translation and other adjustments for the SGK Brand Solutions segment includes the impact of purchase price adjustments.

In fiscal 2014, the addition to goodwill primarily reflects the acquisition of Schawk.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

20.     GOODWILL AND OTHER INTANGIBLE ASSETS, (continued)

The following tables summarize the carrying amounts and related accumulated amortization for intangible assets as of September 30, 2016 and 2015, respectively.

	Carrying Amount	Accumulated Amortization		Net
September 30, 2016
Trade names	$168,467	$—	*	$168,467
Trade names	1,814	(1,802)		12
Customer relationships	286,595	(61,706)		224,889
Copyrights/patents/other	11,066	(10,593)		473
	$467,942	$(74,101)		$393,841

September 30, 2015
Trade names	$168,467	$—	*	$168,467
Trade names	1,815	(1,718)		97
Customer relationships	296,689	(51,393)		245,296
Copyrights/patents/other	11,389	(10,249)		1,140
	$478,360	$(63,360)		$415,000
*Not subject to amortization

The net change in intangible assets during fiscal 2016 included the impact of foreign currency fluctuations during the period, additional amortization, and additions related to the DDI acquisition.

Amortization expense on intangible assets was $20,821, $18,800, and $7,318 in fiscal 2016, 2015 and 2014, respectively. Fiscal year amortization expense is estimated to be $20,476 in 2017, $19,162 in 2018, $18,120 in 2019, $17,008 in 2020 and $16,252 in 2021.

21.     RELATED PARTY TRANSACTION:

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

SUPPLEMENTARY FINANCIAL INFORMATION

Selected Quarterly Financial Data (Unaudited):

The following table sets forth certain items included in the Company's unaudited consolidated financial statements for each quarter of fiscal 2016 and fiscal 2015.

	Quarter Ended
	December 31	March 31	June 30	September 30	Year Ended September 30
	(Dollar amounts in thousands, except per share data)
FISCAL YEAR 2016:

Sales	$354,232	$367,176	$382,061	$376,995	$1,480,464

Gross profit	126,567	137,760	145,297	146,830	556,454

Operating profit	12,038	26,435	40,670	39,672	118,815

Net income attributable to Matthews shareholders	4,614	14,357	23,915	23,863	66,749

Earnings per share:
Basic	$0.14	$0.44	$0.73	$0.74	$2.04
Diluted	0.14	0.43	0.73	0.74	2.03

FISCAL YEAR 2015:

Sales	$343,584	$349,394	$364,752	$368,338	$1,426,068

Gross profit	124,670	127,695	135,436	141,574	529,375

Operating profit	25,585	19,275	27,405	32,758	105,023

Net income attributable to Matthews shareholders	14,360	8,975	23,140	16,974	63,449

Earnings per share:
Basic	$0.44	$0.27	$0.70	$0.52	$1.93
Diluted	0.43	0.27	0.70	0.51	1.91

FINANCIAL STATEMENT SCHEDULE

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

		Additions
Description	Balance at Beginning of Period	Charged to Expense	Charged to other Accounts(1)	Deductions(2)	Balance at End of Period
	(Dollar amounts in thousands)
Allowance for Doubtful Accounts:
Fiscal Year Ended:
September 30, 2016	$10,015	$3,055	$435	$(1,989)	$11,516
September 30, 2015	10,937	2,101	(134)	(2,889)	10,015
September 30, 2014	10,009	2,223	883	(2,178)	10,937

(1)	Amount comprised principally of acquisitions and purchase accounting adjustments in connection with acquisitions, and amounts reclassified to other accounts.

(2)	Amounts determined not to be collectible (including direct write-offs), net of recoveries.

Description	Balance at Beginning of Period	Provision Charged (Credited) To Expense(1)	Allowance Changes(2)	Other Additions(Deductions)(3)	Balance at End of Period
	(Dollar amounts in thousands)
Deferred Tax Asset Valuation Allowance:
Fiscal Year Ended:
September 30, 2016	$20,977	$2,438	$—	$(1,003)	$22,412
September 30, 2015	24,540	399	(1,705)	(2,257)	20,977
September 30, 2014	2,234	1,224	22,098	(1,016)	24,540

(1)	Amounts relate primarily to adjustments in net operating loss carryforwards which are precluded from use.

(2)
Fiscal 2015 amounts primarily reflect a release of a valuation allowance resulting from a fiscal 2015 legal structure reorganization in foreign jurisdictions that enabled the utilization of certain tax attributes. Fiscal 2014 amounts are comprised of reductions in net operating loss carryforwards which are precluded from use of $1,332 and purchase accounting adjustments of $23,430.

(3)	Consists principally of adjustments related to foreign exchange.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

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

Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures in effect as of September 30, 2016. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2016, the Company's disclosure controls and procedures were effective to provide reasonable assurance that material information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, and that such information is recorded, processed, summarized and properly reported within the appropriate time period, relating to the Company and its consolidated subsidiaries, required to be included in the Exchange Act reports, including this Annual Report on Form 10-K.

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

(c) Report of Independent Registered Public Accounting Firm.

The Company's internal control over financial reporting as of September 30, 2016 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 of this Annual Report on Form 10-K.

(d) Changes in Internal Control over Financial Reporting.

Other than changes with respect to the SAP implementation described above, there have been no changes in the Company's internal controls over financial reporting that occurred during the fourth fiscal quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

In addition to the information reported in Part I of this Annual Report on Form 10-K, under the caption "Officers and Executive Management of the Registrant," the information required by this item as to the directors of the Company is hereby incorporated by reference from the information appearing under the captions "General Information Regarding Corporate Governance – Audit Committee," "Proposal No. 1 – Elections of Directors" and "Compliance with Section 16(a) of the Exchange Act" in the Company's definitive proxy statement, which involves the election of the directors and is to be filed with the Securities and Exchange Commission (the "SEC") pursuant to the Exchange Act, within 120 days of the end of the Company's fiscal year ended September 30, 2016.

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

ITEM 11.  EXECUTIVE COMPENSATION.

The information required by this item as to the compensation of directors and executive management of the Company is hereby incorporated by reference from the information appearing under the captions "Compensation of Directors" and "Executive Compensation and Retirement Benefits" in the Company's definitive proxy statement which involves the election of directors and is to be filed with the SEC pursuant to the Exchange Act, within 120 days of the end of the Company's fiscal year ended September 30, 2016.  The information contained in the "Compensation Committee Report" is specifically not incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by this item as to the ownership by management and others of securities of the Company is hereby incorporated by reference from the information appearing under the caption "Stock Ownership" in the Company's definitive proxy statement, which involves the election of directors and is to be filed with the SEC pursuant to the Exchange Act, within 120 days of the end of the Company's fiscal year ended September 30, 2016.

Equity Compensation Plans:

The Company maintains an equity incentive plan (the "2012 Equity Incentive Plan") that provides for grants of stock options, restricted shares, stock-based performance units and certain other types of stock-based awards.  The Company also maintains an equity incentive plan (the "2007 Equity Incentive Plan") and a stock incentive plan (the "1992 Incentive Stock Plan") that previously provided for grants of stock options, restricted shares and certain other types of stock-based awards.  Under the 2012 Equity Incentive Plan, which has a ten years term, the maximum number of shares available for grants or awards is an aggregate of 2,500,000.  There will be no further grants under the 2007 Equity Incentive Plan or the 1992 Incentive Stock Plan.  At September 30, 2016, there were 1,022,548 shares reserved for future issuance under the 2012 Equity Incentive Plan. All plans are administered by the Compensation Committee of the Board of Directors.

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

The Company maintains the 1994 Director Fee Plan and the 2014 Director Fee Plan (collectively, the "Director Fee Plans").  There will be no further fees or share-based awards granted under the 1994 Director Fee Plan.  Under the 2014 Director Fee Plan, non-employee directors (except for the Chairman of the Board) each receive, as an annual retainer fee for fiscal 2016, either cash or shares of the Company's Class A Common Stock with a value equal to $75,000.  The annual retainer fee paid to a non-employee Chairman of the Board is $175,000.  Where the annual retainer fee is provided in shares, each director may elect to be paid these shares on a current basis or have such shares credited to a deferred stock account as phantom stock, with such shares to be paid to the director subsequent to leaving the Board.  The value of deferred shares is recorded in other liabilities.  A total of 17,005 shares had been deferred under the Director Fee Plans at September 30, 2016.  Additionally, directors who are not also officers of the Company each receive an annual stock-based grant (non-statutory stock options, stock appreciation rights and/or restricted shares) with a value of $110,000 for fiscal year 2016.  A total of 22,300 stock options have been granted under the Director Fee Plans.  At September 30, 2016, there were zero options outstanding. Additionally, 152,290 shares of restricted stock have been granted under the Director Fee Plans, 49,140 of which were issued under the 2014 Director Fee Plan. 29,492 shares of restricted stock are unvested at September 30, 2016.  A total of 150,000 shares have been authorized to be issued under the 2014 Director Fee Plan.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, continued

The following table provides information about grants under the Company's equity compensation plans as of September 30, 2016:

	Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans
approved by security holders:
1992 Stock Incentive Plan	77,733	$40.56	—	(1)
2007 Equity Incentive Plan	—	—	—	(2)
2012 Equity Incentive Plan	—	—	1,022,548	(3)
Employee Stock Purchase Plan	—	—	1,550,953	(4)
1994 Director Fee Plan	17,005	—	—	(5)
2014 Director Fee Plan	—	—	100,860	(6)
Equity compensation plans not approved by security holders	None	None	None
Total	94,738	$40.56	2,674,361

(1)	As a result of the approval of the 2007 Equity Incentive Plan, no further grants or awards will be made under the 1992 Incentive Stock Plan.

(2)	As a result of the approval of the 2012 Equity Incentive Plan, no further grants or awards will be made under the 2007 Incentive Stock Plan.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this item as to certain relationships and transactions with management and other related parties of the Company is hereby incorporated by reference from the information appearing under the captions "Proposal No. 1 – Election of Directors" and "Certain Transactions" in the Company's definitive proxy statement, which involves the election of directors and is to be filed with the SEC pursuant to the Exchange Act, within 120 days of the end of the Company's fiscal year ended September 30, 2016.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item as to the fees billed and the services provided by the principal accounting firm of the Company is hereby incorporated by reference from the information appearing under the caption "Relationship with Independent Registered Public Accounting Firm" in the Company's definitive proxy statement, which involves the election of directors and is to be filed with the SEC pursuant to the Exchange Act within 120 days of the end of the Company's fiscal year ended September 30, 2016.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) 1.  Financial Statements:

The following items are included in Part II, Item 8:

2.     Financial Statement Schedules:

The following item is included in Part II, Item 8:

Schedule II - Valuation and Qualifying Accounts	78

3.     Exhibits Filed:

Exhibits Index	86

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 22, 2016.

MATTHEWS INTERNATIONAL CORPORATION
(Registrant)

By	/s/ Joseph C. Bartolacci
Joseph C. Bartolacci
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on November 22, 2016:

/s/ Joseph C. Bartolacci	/s/ Steven F. Nicola
Joseph C. Bartolacci	Steven F. Nicola
President and Chief Executive Officer	Chief Financial Officer and Secretary
(Principal Executive Officer)	(Principal Financial and Accounting Officer)

/s/ John D. Turner	/s/ Morgan K. O'Brien
John D. Turner, Chairman of the Board	Morgan K. O'Brien, Director

/s/ Gregory S. Babe	/s/ Don W. Quigley, Jr.
Gregory S. Babe, Director	Don W. Quigley, Jr., Director

/s/ Katherine E. Dietze	/s/ David A. Schawk
Katherine E. Dietze, Director	David A. Schawk, Director

/s/ Terry L. Dunlap	/s/ Jerry R. Whitaker
Terry L. Dunlap, Director	Jerry R. Whitaker, Director

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
Exhibit Number 2.1 to the Current Report on Form 8-K filed on June 11, 2015

3.1	Restated Articles of Incorporation*	Exhibit Number 3.1 to the Annual Report on Form 10-K for the year ended September 30, 1994

3.2	Restated By-laws*	Exhibit Number 3.1 to the Current Report on Form 8-K filed on April 29, 2015

4.1 a	Form of Revised Option Agreement of Repurchase (effective October 1, 1993)*	Exhibit Number 4.5 to the Annual Report on Form 10-K for the year ended September 30, 1993

4.2	Form of Share Certificate for Class A Common Stock*	Exhibit Number 4.9 to the Annual Report on Form 10-K for the year ended September 30, 1994

10.1	Second Amended and Restated Loan Agreement*	Exhibit Number 10.1 to the Current Report on Form 8-K filed on April 28, 2016

10.2	Voting and Support Agreement, dated March 16, 2014, by and among Matthews International Corporation and the Stockholders of Schawk, Inc.*	Exhibit Number 10.1 to the Current Report on Form 8-K filed on March 19, 2014

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
EXHIBITS INDEX, Continued

Exhibit No.	Description	Prior Filing or Sequential Page Numbers Herein

10.4	Shareholder's Agreement, dated as of March 16, 2014, by and among Matthews International Corporation, the Shareholders named therein and David A. Schawk, in his capacity as the Family Representative*	Exhibit Number 10.2 to the Current Report on Form 8-K filed on March 19, 2014

10.5 a	Employment Agreement as of the 29th day of July 2014, by and between Matthews International Corporation, a Pennsylvania corporation, and David Schawk	Exhibit A to the Definitive Proxy Statement on Schedule 14A filed on January 20, 2015

10.6 a	Form of Schawk Family Share Purchase Agreement	Exhibit Number 10.1 to the Current Report on Form 8-K filed on May 16, 2016

10.7 a	Supplemental Retirement Plan (as amended through April 23, 2009)*	Exhibit Number 10.5 to the Annual Report on Form 10-K for the year ended September 30, 2010

10.8 a	Officers Retirement Restoration Plan (effective April 23, 2009)*	Exhibit Number 10.6 to the Annual Report on Form 10-K for the year ended September 30, 2009

10.9 a	1992 Stock Incentive Plan (as amended through April 25, 2006)*	Exhibit Number 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2006

10.10 a	Form of Stock Option Agreement*	Exhibit Number 10.7 to the Annual Report on Form 10-K for the year ended September 30, 2008

10.11 a	Form of Restricted Stock Agreement*	Exhibit Number 10.8 to the Annual Report on Form 10-K for the year ended September 30, 2008

10.12 a	1994 Director Fee Plan (as amended through April 22, 2010)*	Exhibit Number 10.7 to the Annual Report on Form 10-K for the year ended September 30, 2013

10.13 a	2014 Director Fee Plan*	Exhibit A to the Definitive Proxy Statement on Schedule 14A filed on January 21, 2014

10.14 a	1994 Employee Stock Purchase Plan*	Exhibit Number 10.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1995

10.15 a	2007 Equity Incentive Plan (as amended through September 26, 2008)*	Exhibit Number 10.11 to the Annual Report on Form 10-K for the year ended September 30, 2008

10.16 a	2012 Equity Incentive Plan*	Exhibit A to the Definitive Proxy Statement on Schedule 14A filed on January 22, 2013

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
EXHIBITS INDEX, Continued

Exhibit No.	Description	Prior Filing or Sequential Page Numbers Herein

10.17 a	2015 Incentive Compensation Plan*	Exhibit A to the Definitive Proxy Statement on Schedule 14A filed on January 19, 2016

14.1	Form of Code of Ethics Applicable to Executive Management *	Exhibit Number 14.1 to the Annual Report on Form 10-K for the year ended September 30, 2004

21	Subsidiaries of the Registrant	Filed Herewith

23.1	Consent of Independent Registered Public Accounting Firm	Filed Herewith

23.2	Consent of Independent Registered Public Accounting Firm	Filed Herewith

31.1	Certification of Principal Executive Officer for Joseph C. Bartolacci	Filed Herewith

31.2	Certification of Principal Financial Officer for Steven F. Nicola	Filed Herewith

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Joseph C. Bartolacci	Furnished Herewith

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Steven F. Nicola	Furnished Herewith

101.INS	XBRL Instance Document	Filed Herewith

101.SCH	XBRL Taxonomy Extension Schema	Filed Herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed Herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed Herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed Herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed Herewith

Copies of any Exhibits will be furnished to shareholders upon written request.  Requests should be directed to Mr. Steven F. Nicola, Chief Financial Officer and Secretary of the Registrant.