Form 10-Q
period 2016-12-31
MATTHEWS INTERNATIONAL CORP
filed 2017-02-01
CIK 63296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
____________________________________________________________
FORM 10‑Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended December 31, 2016
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
As of December 31, 2016, shares of common stock outstanding were: Class A Common Stock 32,252,061 shares

PART I ‑ FINANCIAL INFORMATION
Item 1.   Financial Statements

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollar amounts in thousands)

	December 31, 2016		September 30, 2016
ASSETS
Current assets:
Cash and cash equivalents		$106,407		$55,711
Accounts receivable, net		286,269		294,915
Inventories		165,569		162,472
Other current assets		54,117		61,086

Total current assets		612,362		574,184

Investments		33,033		31,365
Property, plant and equipment: Cost	$518,296		$525,105
Less accumulated depreciation	(308,730)		(305,613)
		209,566		219,492
Deferred income taxes		1,166		775
Other assets		23,777		19,895
Goodwill		841,163		851,489
Other intangible assets, net		386,277		393,841

Total assets		$2,107,344		$2,091,041

LIABILITIES
Current liabilities:
Long-term debt, current maturities		$24,250		$27,747
Trade accounts payable		58,812		58,118
Accrued compensation		46,497		63,737
Accrued income taxes		15,807		15,527
Other current liabilities		94,018		94,219

Total current liabilities		239,384		259,348

Long-term debt		913,571		844,807
Accrued pension		111,698		110,941
Postretirement benefits		22,280		22,143
Deferred income taxes		99,878		107,038
Other liabilities		32,156		37,430
Total liabilities		1,418,967		1,381,707

SHAREHOLDERS' EQUITY
Shareholders' equity-Matthews:
Common stock	$36,334		$36,334
Additional paid-in capital	115,292		117,088
Retained earnings	899,923		896,224
Accumulated other comprehensive loss	(206,081)		(181,868)
Treasury stock, at cost	(157,705)		(159,113)
Total shareholders' equity-Matthews		687,763		708,665
Noncontrolling interests		614		669
Total shareholders' equity		688,377		709,334

Total liabilities and shareholders' equity		$2,107,344		$2,091,041

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended December 31,
	2016	2015

Sales	$348,998	$354,232
Cost of sales	(221,731)	(227,665)

Gross profit	127,267	126,567

Selling and administrative expenses	(108,204)	(114,529)

Operating profit	19,063	12,038

Investment income	337	701
Interest expense	(6,148)	(5,840)
Other income (deductions), net	(555)	(874)

Income before income taxes	12,697	6,025

Income taxes	(3,723)	(1,522)

Net income	8,974	4,503

Net loss attributable to noncontrolling interests	114	111

Net income attributable to Matthews shareholders	$9,088	$4,614

Earnings per share attributable to Matthews shareholders:
Basic	$0.28	$0.14

Diluted	$0.28	$0.14

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(Dollar amounts in thousands)

	Three Months Ended December 31,
	Matthews		Noncontrolling Interest		Total
	2016	2015	2016	2015	2016	2015

Net income (loss):	$9,088	$4,614	$(114)	$(111)	$8,974	$4,503
Other comprehensive (loss) income ("OCI"), net of tax:
Foreign currency translation adjustment	(31,342)	(10,069)	59	(53)	(31,283)	(10,122)
Pension plans and other postretirement benefits	1,536	1,102	—	—	1,536	1,102
Unrecognized gain (loss) on derivatives:
Net change from periodic revaluation	5,100	1,076	—	—	5,100	1,076
Net amount reclassified to earnings	493	506	—	—	493	506
Net change in unrecognized gain (loss) on derivatives	5,593	1,582	—	—	5,593	1,582
OCI, net of tax	(24,213)	(7,385)	59	(53)	(24,154)	(7,438)
Comprehensive (loss) income	$(15,125)	$(2,771)	$(55)	$(164)	$(15,180)	$(2,935)

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
for the three months ended December 31, 2016 and 2015 (Unaudited)
(Dollar amounts in thousands, except per share data)

	Shareholders' Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Non- controlling interests	Total
Balance, September 30, 2016	$36,334	$117,088	$896,224	$(181,868)	$(159,113)	$669	$709,334
Net income (loss)	—	—	9,088	—	—	(114)	8,974
Minimum pension liability	—	—	—	1,536	—	—	1,536
Translation adjustment	—	—	—	(31,342)	—	59	(31,283)
Fair value of derivatives	—	—	—	5,593	—	—	5,593
Total comprehensive loss							(15,180)
Stock-based compensation	—	6,097	—	—	—	—	6,097
Purchase of 95,229 shares of treasury stock	—	—	—	—	(6,499)	—	(6,499)
Issuance of 205,623 shares of treasury stock	—	(7,893)	—	—	7,907	—	14
Dividends, $0.17 per share	—	—	(5,389)	—	—	—	(5,389)
Balance, December 31, 2016	$36,334	$115,292	$899,923	$(206,081)	$(157,705)	$614	$688,377

	Shareholders' Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Non- controlling interests	Total
Balance, September 30, 2015	$36,334	$115,890	$843,955	$(150,326)	$(115,033)	$3,226	$734,046
Net income (loss)	—	—	4,614	—	—	(111)	4,503
Minimum pension liability	—	—	—	1,102	—	—	1,102
Translation adjustment	—	—	—	(10,069)	—	(53)	(10,122)
Fair value of derivatives	—	—	—	1,582	—	—	1,582
Total comprehensive loss							(2,935)
Stock-based compensation	—	2,526	—	—	—	—	2,526
Purchase of 120,156 shares of treasury stock	—	—	—	—	(6,730)	—	(6,730)
Issuance of 213,370 shares of treasury stock	—	(6,959)	—	—	8,856	—	1,897
Dividends, $0.15 per share	—	—	(4,914)	—	—	—	(4,914)
Acquisition of noncontrolling interest	—	(2,727)	—	—	—	(1,434)	(4,161)
Balance, December 31, 2015	$36,334	$108,730	$843,655	$(157,711)	$(112,907)	$1,628	$719,729
The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollar amounts in thousands)

	Three Months Ended December 31,
	2016	2015

Cash flows from operating activities:
Net income	$8,974	$4,503
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,159	15,748
Stock-based compensation expense	6,097	2,526
Change in deferred taxes	(627)	(629)
Loss (gain) on sale of assets	55	(206)
Unrealized gain on investments	(809)	(424)
Changes in working capital items	(12,808)	(12,486)
Increase in other assets	(1,177)	(1,703)
Decrease in other liabilities	(928)	(87)
Increase in pension and postretirement benefits	3,318	3,041
Other, net	(1,208)	(264)

Net cash provided by operating activities	16,046	10,019

Cash flows from investing activities:
Capital expenditures	(5,069)	(14,158)
Acquisitions, net of cash acquired	(10,733)	—
Proceeds from sale of assets	7	849

Net cash used in investing activities	(15,795)	(13,309)

Cash flows from financing activities:
Proceeds from long-term debt	133,454	21,634
Payments on long-term debt	(67,533)	(10,366)
Proceeds from the exercise of stock options	14	1,798
Purchases of treasury stock	(6,499)	(6,730)
Dividends	(5,389)	(4,914)
Transaction with noncontrolling interests	—	(4,161)

Net cash provided by (used in) financing activities	54,047	(2,739)

Effect of exchange rate changes on cash	(3,602)	(1,061)

Net change in cash and cash equivalents	$50,696	$(7,090)

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
December 31, 2016
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

The Company has production and marketing facilities in the United States, Europe, Asia, Canada, Australia, and Central and South America.

Note 2.   Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information for commercial and industrial companies and the instructions to Form 10‑Q and Rule 10‑01 of Regulation S‑X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three months ended December 31, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2017. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10‑K for the year ended September 30, 2016.  The consolidated financial statements include all domestic and foreign subsidiaries in which the Company maintains an ownership interest and has operating control.  All intercompany accounts and transactions have been eliminated.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

New Accounting Pronouncements:

Issued

In December 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. This ASU coincides with ASU 2014-09 and provides technical corrections and improvements to clarify guidance and correct unintended applications of the guidance.  The Company is in the process of assessing the impact this ASU, along with ASU 2014-09, will have on its consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force), which provides new guidance intended to clarify the presentation of certain cash flow items including debt prepayments, debt extinguishment costs, contingent considerations payments, and insurance proceeds, among other things. This ASU is effective for the Company beginning in interim periods starting in fiscal year 2019, and early adoption is permitted.  The Company is in the process of assessing the impact this ASU will have on its consolidated financial statements.

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

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory, which provides new guidance to simplify the measurement of inventory valuation at the lower of cost or net realizable value.  Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The new inventory measurement requirements are effective for the Company's 2018 fiscal year, and will replace the current inventory valuation guidance that requires the use of a lower of cost or market framework.  The adoption of this ASU is not expected to have a material impact on the Company's consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers: Topic 606. This ASU replaces nearly all existing U.S. GAAP guidance on revenue recognition. The standard prescribes a five-step model for recognizing revenue, the application of which will require significant judgment. The FASB issued ASU 2015-14 in August 2015 which resulted in a deferral of the original effective date of ASU 2014-09.  This standard is effective for Matthews beginning October 1, 2018. The Company is in the process of assessing the impact the adoption of this ASU will have on its consolidated financial statements.

Adopted

In June 2014, the FASB issued ASU No. 2014-12, Compensation - Stock Compensation (Topic 718), which provides new guidance intended to clarify the diverse accounting treatment for certain share-based payments.  Share-based payments with performance targets that could be achieved after the requisite service period should be treated as performance conditions under the existing guidance in ASC Topic 718.  The adoption of this ASU in the first quarter ended December 31, 2016 had no impact on the Company's consolidated financial statements.

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

Level 2:   Inputs other than quoted prices included within level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3:   Unobservable inputs for the asset or liability.

The fair values of the Company's assets and liabilities measured on a recurring basis are categorized as follows:

	December 31, 2016				September 30, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Derivatives (1)	$—	$3,687	$—	$3,687	$—	$193	$—	$193
Equity and fixed income mutual funds	—	20,087	—	20,087	—	19,790	—	19,790
Other investments	—	5,337	—	5,337	—	5,127	—	5,127
Total assets at fair value	$—	$29,111	$—	$29,111	$—	$25,110	$—	$25,110

Liabilities:
Derivatives (1)	$—	$353	$—	$353	$—	$6,027	$—	$6,027
Total liabilities at fair value	$—	$353	$—	$353	$—	$6,027	$—	$6,027
(1) Interest rate swaps are valued based on observable market swap rates and are classified within Level 2 of the fair value hierarchy.

Note 4.   Inventories

Inventories consisted of the following:

	December 31, 2016	September 30, 2016

Raw materials	$30,789	$29,597
Work in process	59,056	54,357
Finished goods	75,724	78,518
	$165,569	$162,472

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 5.   Debt

The Company has a domestic credit facility with a syndicate of financial institutions that was amended in April 2016 and includes a $900,000 senior secured revolving credit facility and a $250,000 senior secured amortizing term loan. The term loan requires scheduled principal payments of 5.0% of the outstanding principal in year one, 7.5% in year two, and 10.0% in years three through five, payable in quarterly installments.  The balance of the revolving credit facility and the term loan are due on the maturity date of April 26, 2021. Borrowings under both the revolving credit facility and the term loan bear interest at LIBOR plus a factor ranging from 0.75% to 2.00% (1.75% at December 31, 2016) based on the Company's leverage ratio.  The leverage ratio is defined as net indebtedness divided by adjusted EBITDA (earnings before interest, taxes, depreciation and amortization).  The Company is required to pay an annual commitment fee ranging from 0.15% to 0.25% (based on the Company's leverage ratio) of the unused portion of the revolving credit facility.

The domestic credit facility requires the Company to maintain certain leverage and interest coverage ratios. A portion of the facility (not to exceed $35,000) is available for the issuance of trade and standby letters of credit. Outstanding borrowings on the revolving credit facility at December 31, 2016 and September 30, 2016 were $634,000 and $608,000, respectively. Outstanding borrowings on the term loan at December 31, 2016 and September 30, 2016 were $243,347 and $246,449, respectively. The weighted-average interest rate on outstanding borrowings for the domestic credit facility at December 31, 2016 and December 31, 2015 was 2.65% and 2.31%, respectively.

The following table presents information related to interest rate contracts entered into by the Company and designated as cash flow hedges:

	December 31, 2016	September 30, 2016
Pay fixed swaps - notional amount	$400,000	$403,125
Net unrealized gain (loss)	$3,334	$(5,834)
Weighted-average maturity period (years)	3.6	3.9
Weighted-average received rate	0.77%	0.53%
Weighted-average pay rate	1.26%	1.26%

The Company enters into interest rate swaps in order to achieve a mix of fixed and variable rate debt that it deems appropriate. The interest rate swaps have been designated as cash flow hedges of future variable interest payments, which are considered probable of occurring.  Based on the Company's assessment, all of the critical terms of each of the hedges matched the underlying terms of the hedged debt and related forecasted interest payments, and as such, these hedges were considered highly effective.

The fair value of the interest rate swaps reflected an unrealized gain, net of unrealized losses, of $3,334 ($2,034 after tax) at December 31, 2016 and an unrealized loss, net of unrealized gains, of $5,834 ($3,559 after tax) at September 30, 2016. The net unrealized gain/loss is included in shareholders' equity as part of accumulated other comprehensive income ("AOCI").  Assuming market rates remain constant with the rates at December 31, 2016, a gain (net of tax) of approximately $385 included in AOCI is expected to be recognized in earnings over the next twelve months.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 5.   Debt (continued)

At December 31, 2016 and September 30, 2016, the interest rate swap contracts were reflected in the consolidated balance sheets as follows:

Derivatives	December 31, 2016	September 30, 2016
Current assets:
Other current assets	$833	$43
Long-term assets:
Other assets	2,854	150
Current liabilities:
Other current liabilities	(201)	(1,529)
Long-term liabilities:
Other liabilities	(152)	(4,498)
Total derivatives	$3,334	$(5,834)

The gains (losses) recognized on derivatives were as follows:

Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivatives

		Three Months Ended December 31,
		2016	2015

Interest rate swaps	Interest expense	$807	$(830)

The Company recognized the following gains (losses) in AOCI:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain Recognized in AOCI on Derivatives		Location of Loss Reclassified From AOCI into Income (Effective Portion*)	Amount of Loss Reclassified from AOCI into Income (Effective Portion*)
	December 31, 2016	December 31, 2015		December 31, 2016	December 31, 2015

Interest rate swaps	$5,100	$1,076	Interest expense	$(493)	$(506)

*There is no ineffective portion or amount excluded from effectiveness testing.

The Company, through certain of its European subsidiaries, has a credit facility with a European bank.  The maximum amount of borrowing available under this facility is 35.0 million Euros ($36,804).  Outstanding borrowings under the credit facility totaled 29.1 million Euros ($30,579) at December 31, 2016. There were no outstanding borrowings under the credit facility at September 30, 2016.  The weighted-average interest rate on outstanding borrowings under this facility at December 31, 2016 and 2015 was 1.75% and 1.50%, respectively.

The Company, through its German subsidiary, Saueressig GmbH & Co. KG ("Saueressig"), has several loans with various European banks.  Outstanding borrowings under these loans totaled 240,100 Euros ($252) and 255,200 Euros ($286) at December 31, 2016 and September 30, 2016, respectively. The weighted-average interest rate on outstanding borrowings of Saueressig at December 31, 2016 and 2015 was 4.03% and 4.00%, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 5.   Debt (continued)

The Company, through its German subsidiary, Wetzel GmbH ("Wetzel"), has several loans with various European banks.  Outstanding borrowings under these loans totaled 904,400 Euros ($951) and 830,220 Euros ($931) at December 31, 2016 and September 30, 2016, respectively.  The weighted-average interest rate on outstanding borrowings of Wetzel at December 31, 2016 and 2015 was 6.38% and 6.12%, respectively.

In November 2016, the Company’s German subsidiary, Matthews Europe GmbH & Co. KG, issued 15.0 million Euros ($15,793 at December 31, 2016) of senior unsecured notes with European banks.  The notes are guaranteed by Matthews International Corporation and mature in November 2019.  A portion of the notes (5.0 million Euros) have a fixed interest rate of 1.4%, and the remainder bear interest at Euro LIBOR plus 1.4%.  The weighted-average interest rate on the notes at December 31, 2016 was 1.40%.

The Company, through its Italian subsidiary, Matthews International S.p.A., has several loans with various Italian banks.  Outstanding borrowings on these loans totaled 2.8 million Euros ($2,991) and 3.2 million Euros ($3,538) at December 31, 2016 and September 30, 2016, respectively.  Matthews International S.p.A. also has multiple lines of credit totaling 11.3 million Euros ($11,914) with the same Italian banks.  Outstanding borrowings on these lines were 5.2 million Euros ($5,445) and 5.2 million Euros ($5,801) at December 31, 2016 and September 30, 2016, respectively.  The weighted-average interest rate on outstanding Matthews International S.p.A. borrowings at December 31, 2016 and 2015 was 1.58% and 3.33%, respectively.

In September 2014, a claim was filed seeking to draw upon a letter of credit issued by the Company of £8,570,000 ($10,572 at December 31, 2016) with respect to a performance guarantee on a project for a customer in Saudi Arabia. Management assessed the customer's claim to be without merit and initiated an action with the U.K. court. Pursuant to this action, a court order was issued in January 2015 requiring that, upon receipt by the customer, the funds were to be remitted by the customer to the court pending resolution of the dispute between the parties. As a result, the Company made payment on the draw to the financial institution for the letter of credit and the funds were ultimately received by the customer. The customer did not remit the funds to the court as ordered. On June 14, 2016, the court ruled completely in favor of Matthews following a trial on the merits. However, as the customer has not yet remitted the funds, it is possible the resolution of this matter could have an unfavorable financial impact on Matthews’ results of operations. As of December 31, 2016 and September 30, 2016, the Company has presented the funded letter of credit within other current assets on the Consolidated Balance Sheet.

As of December 31, 2016 and September 30, 2016, the fair value of the Company's long-term debt, including current maturities, approximated the carrying value included in the Consolidated Balance Sheet.

Note 6.   Share-Based Payments

The Company maintains an equity incentive plan (the "2012 Equity Incentive Plan") that provides for grants of stock options, restricted shares, stock-based performance units and certain other types of stock-based awards.  The Company also maintains an equity incentive plan (the "2007 Equity Incentive Plan") and a stock incentive plan (the "1992 Incentive Stock Plan") that previously provided for grants of stock options, restricted shares and certain other types of stock-based awards.  Under the 2012 Equity Incentive Plan, which has a ten-year term, the maximum number of shares available for grants or awards is an aggregate of 2,500,000.  There will be no further grants under the 2007 Equity Incentive Plan or the 1992 Incentive Stock Plan.  At December 31, 2016, there were 589,238 shares reserved for future issuance under the 2012 Equity Incentive Plan.  All plans are administered by the Compensation Committee of the Board of Directors.

The option price for each stock option granted under any of the plans may not be less than the fair market value of the Company's Class A Common Stock on the date of grant.  Outstanding stock options are generally exercisable in one-third increments upon the attainment of pre-defined levels of appreciation in the market value of the Company's Class A Common Stock.  In addition, options generally vest in one-third increments after three, four and five years, respectively, from the grant date (but, in any event, not until the attainment of the market value thresholds).  The options expire on the earlier of ten years from the date of grant, upon employment termination, or within specified time limits following voluntary employment termination (with the consent of the Company), retirement or death.  The Company generally settles employee stock option exercises with treasury shares. As of December 31, 2016, there were no stock options outstanding.

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

For the three-month periods ended December 31, 2016 and 2015, stock-based compensation cost totaled $6,097 and $2,526, respectively.  The period ended December 31, 2016 included $3,337 of stock-based compensation cost that was recognized at the time of grant for retirement-eligible employees. The associated future income tax benefit recognized was $2,378 and $985 for the three-month periods ended December 31, 2016 and 2015, respectively.

For the three-month periods ended December 31, 2016 and 2015, the amount of cash received from the exercise of stock options was $14 and $1,798, respectively. In connection with these exercises, the tax benefits realized by the Company were $3 and $283 for the three-month periods ended December 31, 2016 and 2015, respectively.

The transactions for restricted stock for the three months ended December 31, 2016 were as follows:

	Shares	Weighted- average grant-date fair value
Non-vested at September 30, 2016	522,710	$45.10
Granted	216,655	66.61
Vested	(183,334)	47.29
Expired or forfeited	(7,309)	46.01
Non-vested at December 31, 2016	548,722	$52.85

As of December 31, 2016, the total unrecognized compensation cost related to unvested restricted stock was $15,064 and is expected to be recognized over a weighted average period of 1.8 years.

The transactions for shares under options for the three months ended December 31, 2016 were as follows:

	Shares	Weighted- average exercise price	Weighted- average remaining contractual term	Aggregate intrinsic value
Outstanding, September 30, 2016	77,733	$40.56
Exercised	(333)	40.56
Expired or forfeited	(77,400)	40.56
Outstanding, December 31, 2016	—	—	—	$—
Exercisable, December 31, 2016	—	$—	—	$—
No options vested during the three-month periods ended December 31, 2016 and 2015, respectively.  The intrinsic value of options (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during the three-month periods ended December 31, 2016 and 2015 was $9 and $898, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 6.   Share-Based Payments (continued)

The transactions for non-vested options for the three-months ended December 31, 2016 were as follows:

		Weighted-average grant-date
	Shares	fair value
Non-vested at September 30, 2016	77,400	$12.29
Expired or forfeited	(77,400)	12.29
Non-vested at December 31, 2016	—	$—

The fair value of each restricted stock grant is estimated on the date of grant using a binomial lattice valuation model.  The following table indicates the assumptions used in estimating the fair value of restricted stock granted during the three-month periods ended December 31, 2016 and 2015.

	Three Months Ended December 31,
	2016	2015
Expected volatility	20.2%	20.7%
Dividend yield	1.1%	1.0%
Average risk-free interest rate	1.7%	1.7%
Average expected term (years)	2.1	2.1

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

The Company maintains the 1994 Director Fee Plan and the 2014 Director Fee Plan (collectively, the "Director Fee Plans").  There will be no further fees or share-based awards granted under the 1994 Director Fee Plan.  Under the 2014 Director Fee Plan, non-employee directors (except for the Chairman of the Board) each receive, as an annual retainer fee for fiscal 2017, either cash or shares of the Company's Class A Common Stock with a value equal to $75.  The annual retainer fee for fiscal 2017 paid to a non-employee Chairman of the Board is $175.  Where the annual retainer fee is provided in shares, each director may elect to be paid these shares on a current basis or have such shares credited to a deferred stock account as phantom stock, with such shares to be paid to the director subsequent to leaving the Board.  The value of deferred shares is recorded in other liabilities.  A total of 17,005 shares had been deferred under the Director Fee Plans as of December 31, 2016.  Additionally, non-employee directors each receive an annual stock-based grant (non-statutory stock options, stock appreciation rights and/or restricted shares) with a value of $110 for fiscal 2017.  A total of 22,300 stock options have been granted under the Director Fee Plans.  At December 31, 2016, there were no options outstanding. Additionally, 152,290 shares of restricted stock have been granted under the Director Fee Plans, 49,140 of which were issued under the 2014 Director Fee Plan.  29,492 share of restricted stock are unvested at December 31, 2016.  A total of 150,000 shares have been authorized to be issued under the 2014 Director Fee Plan. In November 2016, the Board approved the Amended and Restated 2014 Director Fee Plan (the "Amended 2014 Plan"), subject to shareholder approval at the Annual Meeting of the Shareholders to be held on February 16, 2017. A description of the Amended 2014 Plan is contained in "Proposal 2 - Amendment and Restatement of the 2014 Director Fee Plan" of the Company's Proxy Statement for the Annual Meeting, filed with the Security and Exchange Commission on January 17, 2017.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 7.   Earnings Per Share Attributable to Matthews' Shareholders

The information used to compute earnings per share attributable to Matthews' common shareholders was as follows:

	Three Months Ended December 31,
	2016	2015
Net income attributable to Matthews shareholders	$9,088	$4,614

Weighted-average shares outstanding (in thousands):
Basic shares	32,250	32,946
Effect of dilutive securities	198	249
Diluted shares	32,448	33,195

Anti-dilutive securities excluded from the dilutive calculation were insignificant for the three months ended December 31, 2016 and 2015.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 8.   Pension and Other Postretirement Benefit Plans

The Company provides defined benefit pension and other postretirement plans to certain employees. Net periodic pension and other postretirement benefit cost for the plans included the following:

	Three months ended December 31,
	Pension		Other Postretirement
	2016	2015	2016	2015

Service cost	$2,138	$1,813	$98	$101
Interest cost	1,841	2,406	157	211
Expected return on plan assets	(2,312)	(2,407)	—	—
Amortization:
Prior service cost	(45)	(46)	(49)	(49)
Net actuarial loss	2,509	1,866	—	—

Net benefit cost	$4,131	$3,632	$206	$263

On September 30, 2016, the Company changed the method used to estimate the service and interest components of net periodic benefit cost for its pensions. Historically, the Company estimated these service and interest cost components utilizing a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period. Matthews has elected to utilize a full yield curve approach in the estimation of these components by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows. This change is being made to provide a more precise measurement of service and interest costs by improving the correlation between projected benefit cash flows to the corresponding spot yield curve rates. This change does not affect the measurement of the total benefit obligations. The Company has accounted for this change as a change in accounting estimate that is inseparable from a change in accounting principle and accordingly, is recognizing its effects prospectively beginning in fiscal 2017. The impact of this change was not material for the three months ended December 31, 2016.

Benefit payments under the Company's principal retirement plan are made from plan assets, while benefit payments under the postretirement benefit plan are made from the Company's operating funds.  Under IRS regulations, the Company is required to make contributions of approximately $5,109 to its principal retirement plan in fiscal year 2017.

Contributions made and anticipated for fiscal year 2017 are as follows:

Contributions	Pension	Other Postretirement

Contributions during the three months ended December 31, 2016:
Supplemental retirement plan	$181	$—
Other postretirement plan	—	207

Additional contributions expected in fiscal 2017:
Principal retirement plan	$5,109	$—
Supplemental retirement plan	579	—
Other postretirement plan	—	941

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 9.   Accumulated Other Comprehensive Income

The changes in AOCI by component, net of tax, for the three-month periods ended December 31, 2016 and 2015 were as follows:

		Post-retirement benefit plans	Currency translation adjustment		Derivatives	Total
Attributable to Matthews:
Balance, September 30, 2016		$(56,050)	$(122,259)		$(3,559)	$(181,868)
OCI before reclassification		—	(31,342)		5,100	(26,242)
Amounts reclassified from AOCI	(a)	1,536	—	(b)	493	2,029
Net current-period OCI		1,536	(31,342)		5,593	(24,213)
Balance, December 31, 2016		$(54,514)	$(153,601)		$2,034	$(206,081)
Attributable to noncontrolling interest:
Balance, September 30, 2016		—	$277		—	$277
OCI before reclassification		—	59		—	59
Net current-period OCI		—	59		—	59
Balance, December 31, 2016		—	$336		—	$336

		Post-retirement benefit plans	Currency translation adjustment		Derivatives	Total
Attributable to Matthews:
Balance, September 30, 2015		$(43,474)	$(104,604)		$(2,248)	$(150,326)
OCI before reclassification		—	(10,069)		1,076	(8,993)
Amounts reclassified from AOCI	(a)	1,102	—	(b)	506	1,608
Net current-period OCI		1,102	(10,069)		1,582	(7,385)
Balance, December 31, 2015		$(42,372)	$(114,673)		$(666)	$(157,711)
Attributable to noncontrolling interest:
Balance, September 30, 2015		—	$366		—	$366
OCI before reclassification		—	(53)		—	(53)
Net current-period OCI		—	(53)		—	(53)
Balance, December 31, 2015		—	$313		—	$313

(a)	Amounts were included in net periodic benefit cost for pension and other postretirement benefit plans (see Note 8).

(b)	Amounts were included in interest expense in the periods the hedged item affected earnings (see Note 5).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 9.   Accumulated Other Comprehensive Income (continued)

Reclassifications out of AOCI for the three-month periods ended December 31, 2016 and 2015 were as follows:

	Amount reclassified from AOCI
Details about AOCI Components	Three Months Ended December 31, 2016		Three Months Ended December 31, 2015	Affected line item in the Statement of income

Postretirement benefit plans
Prior service (cost) credit	$94	(a)	$95
Actuarial losses	(2,509)	(a)	(1,866)
	(2,415)	(b)	(1,771)	Income before income tax
	(879)		(669)	Income taxes
	$(1,536)		$(1,102)	Net income
Derivatives
Interest rate swap contracts	$(807)		$(830)	Interest expense
	(807)	(b)	(830)	Income before income tax
	(314)		(324)	Income taxes
	$(493)		$(506)	Net income

(a)
Amounts are included in the computation of pension and other postretirement benefit expense, which is reported in both cost of goods sold and selling and administrative expenses.  For additional information, see Note 8.

(b)	For pre-tax items, positive amounts represent income and negative amounts represent expense.

Note 10.   Income Taxes

Income tax provisions for the Company's interim periods are based on the effective income tax rate expected to be applicable for the full year. The Company's effective tax rate for the three months ended December 31, 2016 was 29.3%, compared to 25.3% for the three months ended December 31, 2015.  The fiscal 2016 first quarter effective tax rate was lower than the fiscal 2017 first quarter tax rate primarily as a result of the retroactive reinstatement of the U.S. research and experimentation tax credit during fiscal 2016. The difference between the Company's fiscal 2017 first quarter effective tax rate and the Federal statutory rate of 35.0% primarily reflected lower foreign income taxes, offset by the impact of state taxes.

The Company had unrecognized tax benefits (excluding penalties and interest) of $13,698 and $13,820 on December 31, 2016 and September 30, 2016, respectively. The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate were $6,541 and $6,663 at December 31, 2016 and September 30, 2016, respectively.

The Company classifies interest and penalties on tax uncertainties as a component of the provision for income taxes. Total penalties and interest accrued were $2,225 and $2,088 at December 31, 2016 and September 30, 2016, respectively.  These accruals may potentially be applicable in the event of an unfavorable outcome of uncertain tax positions.

The Company is currently under examination in several tax jurisdictions and remains subject to examination until the statute of limitations expires for those tax jurisdictions.  As of December 31, 2016, the tax years that remain subject to examination by major jurisdiction generally are:

United States – Federal	2013 and forward
United States – State	2012 and forward
Canada	2012 and forward
Germany	2009 and forward
United Kingdom	2014 and forward
Australia	2012 and forward
Singapore	2010 and forward

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

Information about the Company's segments is as follows:

	Three Months Ended December 31,
	2016	2015
Sales:
SGK Brand Solutions	$175,801	$178,291
Memorialization	145,622	147,611
Industrial Technologies	27,575	28,330
	$348,998	$354,232

Operating profit:
SGK Brand Solutions	$4,190	$2,755
Memorialization	14,367	7,689
Industrial Technologies	506	1,594
	$19,063	$12,038

Note 12.   Acquisitions

On November 30, 2016, the Company acquired Guidance Automation Limited ("Guidance") for £7.8 million ($9,732) (net of cash acquired). Guidance provides technological solutions for autonomous warehouse vehicles and is included in the Company's Industrial Technologies segment.  The preliminary purchase price allocation related to the Guidance acquisition is not finalized as of December 31, 2016, and is subject to change as the Company obtains additional information related to working capital items, fixed assets, intangible assets, and other assets and liabilities.

On February 1, 2016, the Company acquired certain net assets of Digital Design, Inc. ("DDI") for $7,659 (net of cash acquired and holdback amount). DDI is a manufacturer and seller of ink jet printing systems and is included in the Company's Industrial Technologies segment.  The preliminary purchase price allocation related to the DDI acquisition is not finalized as of December 31, 2016, and is subject to change as the Company obtains additional information related to working capital items and fixed assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 13.   Goodwill and Other Intangible Assets

A summary of the carrying amount of goodwill attributable to each segment as well as the changes in such amounts are as follows:

	SGK Brand Solutions	Memorialization	Industrial Technologies	Consolidated

Goodwill	$458,510	$347,116	$56,615	$862,241
Accumulated impairment losses	(5,752)	(5,000)	—	(10,752)
Balance at September 30, 2016	452,758	342,116	56,615	851,489

Additions during period	—	—	7,911	7,911
Translation and other adjustments	(15,067)	(2,944)	(226)	(18,237)
Goodwill	443,443	344,172	64,300	851,915
Accumulated impairment losses	(5,752)	(5,000)	—	(10,752)
Balance at December 31, 2016	$437,691	$339,172	$64,300	$841,163
The Company performed its annual impairment review in the second quarter of fiscal 2016 and determined that estimated fair value for all reporting units exceeded carrying value, therefore no adjustments to the carrying value of goodwill were necessary.
The following tables summarize the carrying amounts and related accumulated amortization for intangible assets as of December 31, 2016 and September 30, 2016, respectively.

	Carrying Amount	Accumulated Amortization		Net
December 31, 2016:
Trade names	$168,467	$—	*	$168,467
Trade names	1,738	(1,738)		—
Customer relationships	283,699	(66,200)		217,499
Copyrights/patents/other	10,896	(10,585)		311
	$464,800	$(78,523)		$386,277

September 30, 2016:
Trade names	$168,467	$—	*	$168,467
Trade names	1,814	(1,802)		12
Customer relationships	286,595	(61,706)		224,889
Copyrights/patents/other	11,066	(10,593)		473
	$467,942	$(74,101)		$393,841
* Not subject to amortization

The net change in intangible assets during the three months ended December 31, 2016 included the impact of foreign currency fluctuations during the period, additional amortization, and additions related to the Guidance acquisition.

Amortization expense on intangible assets was $4,941 and $5,216 for the three-month periods ended December 31, 2016 and 2015, respectively.  Amortization expense is estimated to be $15,304 for the remainder of fiscal 2017, $19,162 in 2018, $18,120 in 2019, $17,008 in 2020 and $16,252 in 2021.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 14.   Subsequent Events

On January 13, 2017, the Company acquired VCG (Holdings) Limited ("VCG") for £10.3 million ($12,510) on a cash-free, debt-free basis. VCG is a leading graphics, plate making, and creative design company, located in the U.K, and will be included in the Company's SGK Brand Solutions segment.

On January 3, 2017, the Company acquired A. + E. Ungricht GmbH + Co KG ("Ungricht") for €26.2 million ($27,458) on a cash-free, debt-free basis. Ungricht is a leading European provider of pre-press services and gravure printing forms, located in Germany, and will be included in the Company's SGK Brand Solutions segment.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations
CAUTIONARY STATEMENT:

The following discussion should be read in conjunction with the consolidated financial statements of Matthews International Corporation ("Matthews" or the "Company") and related notes thereto included in this Quarterly Report on Form 10-Q and the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2016.  Any forward-looking statements contained herein are included pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements involve known and unknown risks and uncertainties that may cause the Company's actual results in future periods to be materially different from management's expectations.  Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove correct.  Factors that could cause the Company's results to differ materially from the results discussed in such forward-looking statements principally include changes in domestic or international economic conditions, changes in foreign currency exchange rates, changes in the cost of materials used in the manufacture of the Company's products, changes in mortality and cremation rates, changes in product demand or pricing as a result of consolidation in the industries in which the Company operates, changes in product demand or pricing as a result of domestic or international competitive pressures, unknown risks in connection with the Company's acquisitions, including risks associated with the Company's acquisition of Aurora Products Group, LLC ("Aurora") in August 2015, cybersecurity concerns, effectiveness of the Company's internal controls, compliance with domestic and foreign laws and regulations, technological factors beyond the Company's control, and other factors described in Item 1A - "Risk Factors" in this Form 10-Q and Item 1A - "Risk Factors" in the Company's Form 10-K for the fiscal year ended September 30, 2016.  In addition, although the Company does not have any customers that would be considered individually significant to consolidated sales, changes in the distribution of the Company's products or the potential loss of one or more of the Company's larger customers are also considered risk factors.

RESULTS OF OPERATIONS:

The following table sets forth the sales and operating profit for the Company's three reporting segments for the three-month periods ended December 31, 2016 and 2015.

	Three Months Ended December 31,
	2016	2015
Sales:	(Dollar amounts in thousands)
SGK Brand Solutions	$175,801	$178,291
Memorialization	145,622	147,611
Industrial Technologies	27,575	28,330
	$348,998	$354,232

Operating profit:
SGK Brand Solutions	$4,190	$2,755
Memorialization	14,367	7,689
Industrial Technologies	506	1,594
	$19,063	$12,038

Sales for the three months ended December 31, 2016 were $349.0 million, compared to $354.2 million for the three months ended December 31, 2015.  The decrease in fiscal 2017 sales principally reflected the unfavorable impact of changes in foreign currencies against the U.S. dollar of approximately $5.2 million.

In the SGK Brand Solutions segment, sales for the fiscal 2017 first quarter were $175.8 million, compared to $178.3 million for the first three months of fiscal 2016.  The decrease in sales resulted from the unfavorable impact of changes in foreign currency values against the U.S. dollar of approximately $4.8 million. Excluding currency rate changes, the segment's sales were higher than a year ago, reflecting sales growth in the U.K. and Asia Pacific markets, and higher sales of merchandising display projects. These increases were partially offset by slower brand market conditions in the U.S. Memorialization segment sales for the first three months of fiscal 2017 were $145.6 million, compared to $147.6 million for the first three months of fiscal 2016.  The segment reported higher sales of cemetery memorial products during the current quarter, which were offset by lower unit sales of caskets.  Industrial Technologies segment sales were $27.6 million for the first three months of fiscal 2017, compared to $28.3 million for the first three months of fiscal 2016. The decrease reflected lower sales of fulfillment systems, partially offset by higher sales of marking products and the favorable impact of the prior year Digital Designs, Inc. ("DDI") acquisition.  Changes in foreign currency values against the U.S. dollar also had an unfavorable impact of approximately $294,000 on the segment's sales.

Gross profit for the three months ended December 31, 2016 was $127.3 million, compared to $126.6 million for the same period a year ago.  Consolidated gross profit as a percent of sales was 36.5% and 35.7% for the first three months of fiscal 2017 and fiscal 2016, respectively.   The increase in gross profit reflected higher sales of cemetery memorial products, the benefits of productivity initiatives, and realization of acquisition synergies, partially offset by unfavorable changes in foreign currency values against the U.S. dollar. Additionally, fiscal 2016 gross profit included an expense of approximately $4.0 million for the partial write-off of inventory step-up value related to the Aurora acquisition.

Selling and administrative expenses for the three months ended December 31, 2016 were $108.2 million, compared to $114.5 million for the first three months of fiscal 2016.  Consolidated selling and administrative expenses, as a percent of sales, were 31.0% for the three months ended December 31, 2016, compared to 32.3% for the same period last year.  The decrease in selling and administrative expenses reflected the benefits from cost-reduction initiatives, including acquisition integration synergies.  The decrease in fiscal 2017 selling and administrative expenses was partially offset by $3.3 million of incremental stock-based compensation expense that was recognized in the current quarter as a result of required accounting treatment for retirement-eligible employees. In addition, fiscal 2017 selling and administrative expenses included acquisition integration costs and other charges totaling $8.6 million, compared to $10.6 million in fiscal 2016.

Operating profit for the three months ended December 31, 2016 was $19.1 million, compared to $12.0 million for the three months ended December 31, 2015.  The SGK Brand Solutions segment operating profit for the first three months of fiscal 2017 was $4.2 million, compared to $2.8 million for the same period a year ago.  The increase in segment operating profit reflected cost reductions as a result of acquisition integration activities. Additionally, fiscal 2017 operating profit for the SGK Brand Solutions segment included acquisition integration costs and other charges totaling $6.2 million, compared to $7.3 million in fiscal 2016. Memorialization segment operating profit for the first three months of fiscal 2017 was $14.4 million, compared to $7.7 million for the first three months of fiscal 2016.  The increase in segment operating profit reflected higher cemetery memorial sales and the benefits of acquisition synergies and other productivity initiatives, partially offset by lower casket sales. Fiscal 2017 operating profit for the Memorialization segment also included acquisition integration costs and other charges totaling $2.1 million, compared to $7.2 million in fiscal 2016. Operating profit for the Industrial Technologies segment for the three months ended December 31, 2016 was $506,000, compared to $1.6 million for the same period a year ago, primarily reflecting lower sales and acquisition and systems integration costs of $301,000 in fiscal 2017.

Investment income was $337,000 for the three months ended December 31, 2016, compared to $701,000 for the three months ended December 31, 2015.  The decrease reflected lower rates of return on investments held in trust for certain of the Company's benefit plans.  Interest expense for the first three months of fiscal 2017 was $6.1 million, compared to $5.8 million for the same period last year.  The increase in interest expense primarily reflected higher average interest rates in the current fiscal year.  Other income and deductions, net, for the three months ended December 31, 2016 represented a decrease in pre-tax income of $555,000, compared to a decrease in pre-tax income of $874,000 for the same period last year.  Other income and deductions generally include banking-related fees and the impact of currency gains and losses on certain intercompany debt and foreign denominated cash balances.

The Company's effective tax rate for the three months ended December 31, 2016 was 29.3%, compared to 25.3% for the first three months of fiscal 2016, and 30.5% for the fiscal 2016 full year.  The fiscal 2016 first quarter effective tax rate was lower than the fiscal 2017 first quarter tax rate primarily as a result of the retroactive reinstatement of the U.S. research and experimentation tax credit during fiscal 2016. The difference between the Company's effective tax rate and the Federal statutory rate of 35.0% primarily reflected lower foreign income taxes, offset by the impact of state taxes.

Net losses attributable to noncontrolling interests was $114,000 for the three months ended December 31, 2016, compared to $111,000 for the same period a year ago.  The net losses attributable to noncontrolling interests primarily reflected losses in less than wholly-owned Memorialization and Industrial Technologies businesses.

LIQUIDITY AND CAPITAL RESOURCES:

Net cash provided by operating activities was $16.0 million for the first three months of fiscal 2017, compared to $10.0 million for the first three months of fiscal 2016.  Operating cash flow for both periods reflected net income adjusted for depreciation, amortization, stock-based compensation expense and non-cash pension expense.  Net changes in working capital items, which principally related to fiscal year-end compensation-related payments, resulted in a use of working capital of approximately $12.8 million and $12.5 million in fiscal 2017 and fiscal 2016, respectively.

Cash used in investing activities was $15.8 million for the three months ended December 31, 2016, compared to $13.3 million for the three months ended December 31, 2015.  Investing activities for the first three months of fiscal 2017 primarily reflected capital expenditures of $5.1 million, and acquisition payments (net of cash acquired or received from sellers) of $10.7 million.  Investing activities for the first three months of fiscal 2016 primarily reflected capital expenditures of $14.2 million.

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

Cash provided by financing activities for the three months ended December 31, 2016 was $54.0 million, primarily reflecting proceeds, net of repayments, on long-term debt of $65.9 million, treasury stock purchases of $6.5 million, and dividends of $5.4 million to the Company's shareholders.  Cash used in financing activities for the three months ended December 31, 2015 was $2.7 million, primarily reflecting proceeds, net of repayments, on long-term debt of $11.3 million, proceeds from stock option exercises of $1.8 million, treasury stock purchases of $6.7 million, dividends of $4.9 million to the Company's shareholders, and noncontrolling interest payments of $4.2 million.

The Company has a domestic credit facility with a syndicate of financial institutions that was amended in April 2016 and includes a $900.0 million senior secured revolving credit facility and a $250.0 million senior secured amortizing term loan. The term loan requires scheduled principal payments of 5.0% of the outstanding principal in year one, 7.5% in year two, and 10.0% in years three through five, payable in quarterly installments.  The balance of the revolving credit facility and the term loan are due on the maturity date of April 26, 2021. Borrowings under both the revolving credit facility and the term loan bear interest at LIBOR plus a factor ranging from 0.75% to 2.00% (1.75% at December 31, 2016) based on the Company's leverage ratio.  The leverage ratio is defined as net indebtedness divided by adjusted EBITDA (earnings before interest, taxes, depreciation and amortization).  The Company is required to pay an annual commitment fee ranging from 0.15% to 0.25% (based on the Company's leverage ratio) of the unused portion of the revolving credit facility.

The domestic credit facility requires the Company to maintain certain leverage and interest coverage ratios. A portion of the facility (not to exceed $35.0 million) is available for the issuance of trade and standby letters of credit. Outstanding borrowings on the revolving credit facility at December 31, 2016 and September 30, 2016 were $634.0 million and $608.0 million, respectively. Outstanding borrowings on the term loan at December 31, 2016 and September 30, 2016 were $243.3 million and $246.4 million, respectively. The weighted-average interest rate on outstanding borrowings for the domestic credit facility at December 31, 2016 and December 31, 2015 was 2.65% and 2.31%, respectively.

The following table presents information related to interest rate contracts entered into by the Company and designated as cash flow hedges (dollar amounts in thousands):

	December 31, 2016	September 30, 2016
Pay fixed swaps - notional amount	$400,000	$403,125
Net unrealized gain (loss)	$3,334	$(5,834)
Weighted-average maturity period (years)	3.6	3.9
Weighted-average received rate	0.77%	0.53%
Weighted-average pay rate	1.26%	1.26%

The Company enters into interest rate swaps in order to achieve a mix of fixed and variable rate debt that it deems appropriate. The interest rate swaps have been designated as cash flow hedges of future variable interest payments, which are considered probable of occurring. Based on the Company's assessment, all of the critical terms of each of the hedges matched the underlying terms of the hedged debt and related forecasted interest payments, and as such, these hedges were considered highly effective.

The fair value of the interest rate swaps reflected an unrealized gain, net of unrealized losses, of $3.3 million ($2.0 million after tax) at December 31, 2016 and an unrealized loss, net of unrealized gains, of $5.8 million ($3.6 million after tax) at September 30, 2016. The net unrealized gain/loss is included in shareholders' equity as part of accumulated other comprehensive income ("AOCI").  Assuming market rates remain constant with the rates at December 31, 2016, a gain (net of tax) of approximately $385,000 included in AOCI is expected to be recognized in earnings over the next twelve months.

The Company, through certain of its European subsidiaries, has a credit facility with a European bank.  The maximum amount of borrowing available under this facility is 35.0 million Euros ($36.8 million). Outstanding borrowings under the credit facility totaled 29.1 million Euros ($30.6 million) at December 31, 2016. There were no outstanding borrowings under the credit facility at September 30, 2016.  The weighted-average interest rate on outstanding borrowings under this facility at December 31, 2016 and 2015 was 1.75% and 1.50%, respectively.

The Company, through its German subsidiary, Saueressig GmbH & Co. KG ("Saueressig"), has several loans with various European banks.  Outstanding borrowings under these loans totaled 240,000 Euros ($252,000) and 255,000 Euros ($286,000) at December 31, 2016 and September 30, 2016, respectively. The weighted-average interest rate on outstanding borrowings of Saueressig at December 31, 2016 and 2015 was 4.03% and 4.00%, respectively.

The Company, through its German subsidiary, Wetzel GmbH ("Wetzel"), has several loans with various European banks.  Outstanding borrowings under these loans totaled 904,400 Euros ($1.0 million) and 830,220 Euros ($931,000) at December 31, 2016 and September 30, 2016, respectively.  The weighted-average interest rate on outstanding borrowings of Wetzel at December 31, 2016 and 2015 was 6.38% and 6.12%, respectively.

In November 2016, the Company’s German subsidiary, Matthews Europe GmbH & Co. KG, issued 15.0 million Euros ($15.8 million at December 31, 2016) of senior unsecured notes with European banks.  The notes are guaranteed by Matthews International Corporation and mature in November 2019.  A portion of the notes (5.0 million Euros) have a fixed interest rate of 1.4%, and the remainder bear interest at Euro LIBOR plus 1.4%.  The weighted-average interest rate on the notes at December 31, 2016 was 1.40%.

The Company, through its Italian subsidiary, Matthews International S.p.A., has several loans with various Italian banks.  Outstanding borrowings on these loans totaled 2.8 million Euros ($3.0 million) and 3.2 million Euros ($3.5 million) at December 31, 2016 and September 30, 2016, respectively.  Matthews International S.p.A. also has multiple lines of credit totaling 11.3 million Euros ($11.9 million) with the same Italian banks.  Outstanding borrowings on these lines were 5.2 million Euros ($5.4 million) and 5.2 million Euros ($5.8 million) at December 31, 2016 and September 30, 2016, respectively.  The weighted-average interest rate on outstanding Matthews International S.p.A. borrowings at December 31, 2016 and 2015 was 1.58% and 3.33%, respectively.

In September 2014, a claim was filed seeking to draw upon a letter of credit issued by the Company of £8.6 million ($10.6 million at December 31, 2016) with respect to a performance guarantee on a project for a customer in Saudi Arabia. Management assessed the customer's claim to be without merit and initiated an action with the U.K. court. Pursuant to this action, a court order was issued in January 2015 requiring that, upon receipt by the customer, the funds were to be remitted by the customer to the court pending resolution of the dispute between the parties. As a result, the Company made payment on the draw to the financial institution for the letter of credit and the funds were ultimately received by the customer. The customer did not remit the funds to the court as ordered. On June 14, 2016, the court ruled completely in favor of Matthews following a trial on the merits. However, as the customer has not yet remitted the funds, it is possible the resolution of this matter could have an unfavorable financial impact on Matthews’ results of operations. As of December 31, 2016 and September 30, 2016, the Company has presented the funded letter of credit within other current assets on the Consolidated Balance Sheet.

The Company has a stock repurchase program.  Under the current authorization, the Company's Board of Directors has authorized the repurchase of a total of 5,000,000 shares of Matthews' common stock under the program, of which 1,933,341 shares remain available for repurchase as of December 31, 2016.  The buy-back program is designed to increase shareholder value, enlarge the Company's holdings of its common stock, and add to earnings per share.  Repurchased shares may be retained in treasury, utilized for acquisitions, or reissued to employees or other purchasers, subject to the restrictions set forth in the Company's Restated Articles of Incorporation.

Consolidated working capital of the Company was $373.0 million at December 31, 2016, compared to $314.8 million at September 30, 2016.  Cash and cash equivalents were $106.4 million at December 31, 2016, compared to $55.7 million at September 30, 2016.  The increase in cash and cash equivalents at December 31, 2016 primarily reflected additional amounts allotted to fund acquisitions that were completed subsequent to the end of the first fiscal quarter (see below). The Company's current ratio was 2.6 and 2.2 at December 31, 2016 and September 30, 2016, respectively.

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

At December 31, 2016, an accrual of approximately $3.6 million had been recorded for environmental remediation (of which $1.0 million was classified in other current liabilities), representing management's best estimate of the probable and reasonably estimable costs of the Company's known remediation obligations.  The accrual does not consider the effects of inflation and anticipated expenditures are not discounted to their present value.  Changes in the accrued environmental remediation obligation from the prior fiscal year reflect payments charged against the accrual.

While final resolution of these contingencies could result in costs different than current accruals, management believes the ultimate outcome will not have a significant effect on the Company's consolidated results of operations or financial position.

ACQUISITIONS:

On January 13, 2017, subsequent to the end of the first fiscal quarter, the Company acquired VCG (Holdings) Limited ("VCG") for £10.3 million ($12.5 million) on a cash-free, debt-free basis. VCG is a leading graphics, plate making, and creative design company, located in the U.K, and will be included in the Company's SGK Brand Solutions segment.

On January 3, 2017, subsequent to the end of the first fiscal quarter, the Company acquired A. + E. Ungricht GmbH + Co KG ("Ungricht") for €26.2 million ($27.5 million) on a cash-free, debt-free basis. Ungricht is a leading European provider of pre-press services and gravure printing forms, located in Germany, and will be included in the Company's SGK Brand Solutions segment.

On November 30, 2016, the Company acquired Guidance Automation Limited ("Guidance") for £7.8 million ($9.7 million) (net of cash acquired). Guidance provides technological solutions for autonomous warehouse vehicles and is included in the Company's Industrial Technologies segment.  The preliminary purchase price allocation related to the Guidance acquisition is not finalized as of December 31, 2016, and is subject to change as the Company obtains additional information related to working capital items, fixed assets, intangible assets, and other assets and liabilities.

On February 1, 2016, the Company acquired certain net assets of Digital Designs, Inc. ("DDI") for $7.7 million (net of cash acquired and holdback amount). DDI is a manufacturer and seller of ink jet printing systems and is included in the Company's Industrial Technologies segment.  The preliminary purchase price allocation related to the DDI acquisition is not finalized as of December 31, 2016, and is subject to change as the Company obtains additional information related to working capital items and fixed assets.

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

With respect to the remainder of fiscal 2017, the Company expects to continue to devote a significant level of effort to the integrations of Aurora and Schawk, Inc. ("Schawk").  Due to the size of these acquisitions and the projected synergy benefits from integration, these efforts are anticipated to continue for an extended period of time.  The costs associated with these integrations will impact the Company's operating results for fiscal 2017.  Consistent with its practice, the Company plans to identify these costs on a quarterly basis as incurred.

CRITICAL ACCOUNTING POLICIES:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Therefore, the determination of estimates requires the exercise of judgment based on various assumptions and other factors such as historical experience, economic conditions, and in some cases, actuarial techniques.  Actual results may differ from those estimates.   A discussion of market risks affecting the Company can be found in Item 7A - "Quantitative and Qualitative Disclosures about Market Risk" in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2016.

A summary of the Company's significant accounting policies are included in the Notes to Consolidated Financial Statements and in the critical accounting policies in Management's Discussion and Analysis included in the Company's Annual Report on Form 10-K for the year ended September 30, 2016.  Management believes that the application of these policies on a consistent basis enables the Company to provide useful and reliable financial information about the company's operating results and financial condition.

LONG-TERM CONTRACTUAL OBLIGATIONS AND COMMITMENTS:

The following table summarizes the Company's contractual obligations at December 31, 2016, and the effect such obligations are expected to have on its liquidity and cash flows in future periods.

	Payments due in fiscal year:
	Total	2017 Remainder	2018 to 2019	2020 to 2021	After 2021
Contractual Cash Obligations:	(Dollar amounts in thousands)
Revolving credit facilities	$664,579	$—	$30,579	$634,000	$—
Senior secured term loan	243,347	10,938	45,313	187,096	—
Notes payable to banks	20,517	3,179	17,338	—	—
Short-term borrowings	5,445	5,445	—	—	—
Capital lease obligations	5,103	503	760	698	3,142
Non-cancelable operating leases	62,168	15,540	26,945	12,898	6,785
Other	5,109	5,109	—	—	—

Total contractual cash obligations	$1,006,268	$40,714	$120,935	$834,692	$9,927

A significant portion of the loans included in the table above bear interest at variable rates.  At December 31, 2016, the weighted-average interest rate was 2.65% on the Company's domestic credit facility, 1.75% on the credit facility through the Company's European subsidiaries, 4.03% on bank loans to its wholly-owned subsidiary, Saueressig, 6.38% on bank loans to its wholly-owned subsidiary, Wetzel, 1.40% on notes issued by the Company's wholly-owned subsidiary, Matthews Europe GmbH & Co. KG, and 1.58% on bank loans to the Company's wholly-owned subsidiary, Matthews International S.p.A.

Benefit payments under the Company's principal retirement plan are made from plan assets, while benefit payments under the supplemental retirement plan and postretirement benefit plan are funded from the Company's operating cash.  The Company is required to make contributions of approximately $5.1 million to its principal retirement plan in fiscal 2017.  During the three months ended December 31, 2016, contributions of $181,000 and $207,000 were made under the supplemental retirement plan and postretirement plan, respectively.  The Company currently anticipates contributing an additional $5.1 million, $579,000 and $941,000 under the principal retirement plan, the supplemental retirement plan and postretirement plan, respectively, for the remainder of fiscal 2017.

Unrecognized tax benefits are positions taken, or expected to be taken, on an income tax return that may result in additional payments to tax authorities.  If a tax authority agrees with the tax position taken, or expected to be taken, or the applicable statute of limitations expires, then additional payments will not be necessary.  As of December 31, 2016, the Company had unrecognized tax benefits, excluding penalties and interest, of approximately $13.7 million.  The timing of potential future payments related to the unrecognized tax benefits is not presently determinable. The Company believes that its current liquidity sources, combined with its operating cash flow and borrowing capacity, will be sufficient to meet its capital needs for the foreseeable future.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

Issued

In December 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. This ASU coincides with ASU 2014-09 and provides technical corrections and improvements to clarify guidance and correct unintended applications of the guidance.  The Company is in the process of assessing the impact this ASU, along with ASU 2014-09, will have on its consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force), which provides new guidance intended to clarify the presentation of certain cash flow items including debt prepayments, debt extinguishment costs, contingent considerations payments, and insurance proceeds, among other things. This ASU is effective for the Company beginning in interim periods starting in fiscal year 2019, and early adoption is permitted.  The Company is in the process of assessing the impact this ASU will have on its consolidated financial statements.

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

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory, which provides new guidance to simplify the measurement of inventory valuation at the lower of cost or net realizable value.  Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The new inventory measurement requirements are effective for the Company's 2018 fiscal year, and will replace the current inventory valuation guidance that requires the use of a lower of cost or market framework.  The adoption of this ASU is not expected to have a material impact on the Company's consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers: Topic 606. This ASU replaces nearly all existing U.S. GAAP guidance on revenue recognition. The standard prescribes a five-step model for recognizing revenue, the application of which will require significant judgment. The FASB issued ASU 2015-14 in August 2015 which resulted in a deferral of the original effective date of ASU 2014-09.  This standard is effective for Matthews beginning October 1, 2018. The Company is in the process of assessing the impact the adoption of this ASU will have on its consolidated financial statements.

Adopted

In June 2014, the FASB issued ASU No. 2014-12, Compensation - Stock Compensation (Topic 718), which provides new guidance intended to clarify the diverse accounting treatment for certain share-based payments.  Share-based payments with performance targets that could be achieved after the requisite service period should be treated as performance conditions under the existing guidance in ASC Topic 718.  The adoption of this ASU in the first quarter ended December 31, 2016 had no impact on the Company's consolidated financial statements.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in the Company’s market risk during the three months ended December 31, 2016. For additional information see Item 7A - "Quantitative and Qualitative Disclosures About Market Risk" in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016.

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

Management, under the supervision and with the participation of our Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures in effect as of December 31, 2016. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2016, the Company's disclosure controls and procedures were effective to provide reasonable assurance that material information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, and that such information is recorded, summarized and properly reported within the appropriate time period, relating to the Company and its consolidated subsidiaries, required to be included in the Exchange Act reports, including this Quarterly Report on Form 10-Q.

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

Other than changes with respect to the SAP implementation described above, there have been no changes in the Company's internal controls over financial reporting that occurred during the fiscal quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II ‑ OTHER INFORMATION

Item 1. Legal Proceedings

Matthews is subject to various legal proceedings and claims arising in the ordinary course of business.  Management does not expect that the results of any of these legal proceedings will have a material adverse effect on Matthews' financial condition, results of operations or cash flows.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item IA to our Annual Report on Form 10-K for the fiscal year ended September 30, 2016. The risk factors disclosed in Part I, Item 1A to our Annual Report on Form 10-K for the fiscal year ended September 30, 2016, in addition to the other information set forth in this report, could adversely affect the Company's operating performance and financial condition. Additional risks not currently known or deemed immaterial may also result in adverse effects on the Company.

Item 2. Unrecognized Sales of Equity Securities and Use of Proceeds

Stock Repurchase Plan

The Company has a stock repurchase program.  The buy-back program is designed to increase shareholder value, enlarge the Company's holdings of its common stock, and add to earnings per share.  Repurchased shares may be retained in treasury, utilized for acquisitions, or reissued to employees or other purchasers, subject to the restrictions of the Company's Restated Articles of Incorporation.  Under the current authorization, the Company's Board of Directors had authorized the repurchase of a total of 5,000,000 shares of Matthews' common stock under the program, of which 1,933,341 shares remain available for repurchase as of December 31, 2016.

The following table shows the monthly fiscal 2017 stock repurchase activity:

Period	Total number of shares purchased	Weighted-average price paid per share	Total number of shares purchased as part of a publicly announced plan	Maximum number of shares that may yet be purchased under the plan
October 2016	—	$—	—	2,028,570
November 2016	83,293	67.49	83,293	1,945,277
December 2016	11,936	73.63	11,936	1,933,341
Total	95,229	$68.26	95,229

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

MATTHEWS INTERNATIONAL CORPORATION
(Registrant)

Date:	February 1, 2017	By: /s/ Joseph C. Bartolacci
Joseph C. Bartolacci, President
and Chief Executive Officer

Date:	February 1, 2017	By: /s/ Steven F. Nicola
Steven F. Nicola, Chief Financial Officer
and Secretary