Form 10-Q
period 2017-03-31
MATTHEWS INTERNATIONAL CORP
filed 2017-05-03
CIK 63296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
____________________________________________________________
FORM 10‑Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2017
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Smaller reporting company	☐
Accelerated filer	☐	Emerging growth company	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒
As of March 31, 2017, shares of common stock outstanding were: Class A Common Stock 32,218,956 shares

PART I ‑ FINANCIAL INFORMATION
Item 1.   Financial Statements

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollar amounts in thousands)

	March 31, 2017		September 30, 2016
ASSETS
Current assets:
Cash and cash equivalents		$43,603		$55,711
Accounts receivable, net		302,558		294,915
Inventories		174,796		162,472
Other current assets		63,118		61,086

Total current assets		584,075		574,184

Investments		34,180		31,365
Property, plant and equipment: Cost	$542,445		$525,105
Less accumulated depreciation	(318,824)		(305,613)
		223,621		219,492
Deferred income taxes		1,195		775
Other assets		32,647		19,895
Goodwill		867,883		851,489
Other intangible assets, net		430,258		393,841

Total assets		$2,173,859		$2,091,041

LIABILITIES
Current liabilities:
Long-term debt, current maturities		$29,653		$27,747
Trade accounts payable		62,502		58,118
Accrued compensation		54,047		63,737
Accrued income taxes		23,531		15,527
Other current liabilities		108,903		94,219

Total current liabilities		278,636		259,348

Long-term debt		917,698		844,807
Accrued pension		113,317		110,941
Postretirement benefits		22,548		22,143
Deferred income taxes		106,320		107,038
Other liabilities		31,017		37,430
Total liabilities		1,469,536		1,381,707

SHAREHOLDERS' EQUITY
Shareholders' equity-Matthews:
Common stock	$36,334		$36,334
Additional paid-in capital	118,024		117,088
Retained earnings	909,423		896,224
Accumulated other comprehensive loss	(199,838)		(181,868)
Treasury stock, at cost	(160,191)		(159,113)
Total shareholders' equity-Matthews		703,752		708,665
Noncontrolling interests		571		669
Total shareholders' equity		704,323		709,334

Total liabilities and shareholders' equity		$2,173,859		$2,091,041

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016

Sales	$380,916	$367,176	$729,914	$721,408
Cost of sales	(242,494)	(229,416)	(464,225)	(457,081)

Gross profit	138,422	137,760	265,689	264,327

Selling and administrative expenses	(111,594)	(111,325)	(219,798)	(225,854)

Operating profit	26,828	26,435	45,891	38,473

Investment income	780	235	1,117	936
Interest expense	(6,614)	(6,049)	(12,762)	(11,889)
Other income (deductions), net	(153)	(192)	(708)	(1,066)

Income before income taxes	20,841	20,429	33,538	26,454

Income taxes	(5,973)	(6,163)	(9,696)	(7,685)

Net income	14,868	14,266	23,842	18,769

Net loss attributable to noncontrolling interests	52	91	166	202

Net income attributable to Matthews shareholders	$14,920	$14,357	$24,008	$18,971

Earnings per share attributable to Matthews shareholders:
Basic	$0.46	$0.44	$0.74	$0.58

Diluted	$0.46	$0.43	$0.74	$0.57

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(Dollar amounts in thousands)

	Three Months Ended March 31,
	Matthews		Noncontrolling Interest		Total
	2017	2016	2017	2016	2017	2016

Net income (loss):	$14,920	$14,357	$(52)	$(91)	$14,868	$14,266
Other comprehensive (loss) income ("OCI"), net of tax:
Foreign currency translation adjustment	4,108	15,412	9	(1)	4,117	15,411
Pension plans and other postretirement benefits	1,462	1,058	—	—	1,462	1,058
Unrecognized gain (loss) on derivatives:
Net change from periodic revaluation	979	(3,294)	—	—	979	(3,294)
Net amount reclassified to earnings	(306)	455	—	—	(306)	455
Net change in unrecognized gain (loss) on derivatives	673	(2,839)	—	—	673	(2,839)
OCI, net of tax	6,243	13,631	9	(1)	6,252	13,630
Comprehensive (loss) income	$21,163	$27,988	$(43)	$(92)	$21,120	$27,896

	Six Months Ended March 31,
	Matthews		Noncontrolling Interest		Total
	2017	2016	2017	2016	2017	2016

Net income (loss):	$24,008	$18,971	$(166)	$(202)	$23,842	$18,769
OCI, net of tax:
Foreign currency translation adjustment	(27,234)	5,343	68	(54)	(27,166)	5,289
Pension plans and other postretirement benefits	2,998	2,160	—	—	2,998	2,160
Unrecognized gain (loss) on derivatives:
Net change from periodic revaluation	7,065	(2,218)	—	—	7,065	(2,218)
Net amount reclassified to earnings	(799)	961	—	—	(799)	961
Net change in unrecognized gain (loss) on derivatives	6,266	(1,257)	—	—	6,266	(1,257)
OCI, net of tax	(17,970)	6,246	68	(54)	(17,902)	6,192
Comprehensive (loss) income	$6,038	$25,217	$(98)	$(256)	$5,940	$24,961

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
for the six months ended March 31, 2017 and 2016 (Unaudited)
(Dollar amounts in thousands, except per share data)

	Shareholders' Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Non- controlling interests	Total
Balance, September 30, 2016	$36,334	$117,088	$896,224	$(181,868)	$(159,113)	$669	$709,334
Net income (loss)	—	—	24,008	—	—	(166)	23,842
Minimum pension liability	—	—	—	2,998	—	—	2,998
Translation adjustment	—	—	—	(27,234)	—	68	(27,166)
Fair value of derivatives	—	—	—	6,266	—	—	6,266
Total comprehensive loss							5,940
Stock-based compensation	—	9,017	—	—	—	—	9,017
Purchase of 135,147 shares of treasury stock	—	—	—	—	(9,173)	—	(9,173)
Issuance of 215,058 shares of treasury stock	—	(8,260)	—	—	8,274	—	14
Cancellations of 2,640 shares of treasury stock	—	179	—	—	(179)	—	—
Dividends, $0.34 per share	—	—	(10,809)	—	—	—	(10,809)
Balance, March 31, 2017	$36,334	$118,024	$909,423	$(199,838)	$(160,191)	$571	$704,323

	Shareholders' Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Non- controlling interests	Total
Balance, September 30, 2015	$36,334	$115,890	$843,955	$(150,326)	$(115,033)	$3,226	$734,046
Net income (loss)	—	—	18,971	—	—	(202)	18,769
Minimum pension liability	—	—	—	2,160	—	—	2,160
Translation adjustment	—	—	—	5,343	—	(54)	5,289
Fair value of derivatives	—	—	—	(1,257)	—	—	(1,257)
Total comprehensive income							24,961
Stock-based compensation	—	5,267	—	—	—	—	5,267
Purchase of 151,259 shares of treasury stock	—	—	—	—	(8,209)	—	(8,209)
Issuance of 287,681 shares of treasury stock	—	(7,862)	—	—	9,758	—	1,896
Cancellations of 3,957 shares of treasury stock	—	182	—	—	(182)	—	—
Dividends, $0.30 per share	—	—	(9,646)	—	—	—	(9,646)
Acquisition of noncontrolling interest	—	(2,727)	—	—	—	(1,434)	(4,161)
Balance, March 31, 2016	$36,334	$110,750	$853,280	$(144,080)	$(113,666)	$1,536	$744,154
The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollar amounts in thousands)

	Six Months Ended March 31,
	2017	2016

Cash flows from operating activities:
Net income	$23,842	$18,769
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,294	32,158
Stock-based compensation expense	9,017	5,267
Change in deferred taxes	(829)	107
Gain on sale of assets	(403)	(347)
Unrealized gain on investments	(1,411)	(557)
Changes in working capital items	(5,095)	(6,635)
Increase in other assets	(9,105)	(3,181)
Decrease in other liabilities	(2,041)	(267)
Increase in pension and postretirement benefits	7,696	6,751
Other, net	(9,679)	(174)

Net cash provided by operating activities	44,286	51,891

Cash flows from investing activities:
Capital expenditures	(13,250)	(23,946)
Acquisitions, net of cash acquired	(92,564)	(6,081)
Proceeds from sale of assets	960	1,121

Net cash used in investing activities	(104,854)	(28,906)

Cash flows from financing activities:
Proceeds from long-term debt	239,427	22,055
Payments on long-term debt	(168,977)	(37,960)
Proceeds from the exercise of stock options	14	1,798
Purchases of treasury stock	(9,173)	(8,209)
Dividends	(10,809)	(9,646)
Transaction with noncontrolling interests	—	(4,161)

Net cash provided by (used in) financing activities	50,482	(36,123)

Effect of exchange rate changes on cash	(2,022)	274

Net change in cash and cash equivalents	$(12,108)	$(12,864)

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2017
(Dollar amounts in thousands, except per share data)

Note 1.   Nature of Operations

Matthews International Corporation ("Matthews" or the "Company"), founded in 1850 and incorporated in Pennsylvania in 1902, is a global provider of brand solutions, memorialization products and industrial technologies. Brand solutions include brand development, deployment and delivery (consisting of brand management, printing plates and cylinders, pre-media services and imaging services for consumer packaged goods and retail customers, merchandising display systems, and marketing and design services). Memorialization products consist primarily of bronze and granite memorials and other memorialization products, caskets and cremation equipment primarily for the cemetery and funeral home industries. Industrial technologies include marking and coding equipment and related consumables, industrial automation products and order fulfillment systems for identifying, tracking, picking and conveying consumer and industrial products.

The Company has facilities in the United States, Europe, Asia, Canada, Australia, and Central and South America.

Note 2.   Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information for commercial and industrial companies and the instructions to Form 10‑Q and Rule 10‑01 of Regulation S‑X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the six months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2017. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10‑K for the year ended September 30, 2016.  The consolidated financial statements include all domestic and foreign subsidiaries in which the Company maintains an ownership interest and has operating control.  All intercompany accounts and transactions have been eliminated.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

New Accounting Pronouncements:

Issued

In February 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2017-07, Compensation - Retirement Benefits (Topic 715), Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which provides new guidance intended to improve the disclosure requirements related to the service cost component of net benefit cost.  This ASU is effective for the Company beginning in fiscal year 2019. The adoption of this ASU is not expected to have a material impact on the Company's consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment, which provides new guidance intended to simplify the subsequent measurement of goodwill and removing Step 2 from the goodwill impairment process.  This ASU is effective for the Company beginning in fiscal year 2021, and does allow for early adoption. The adoption of this ASU is not expected to have a material impact on the Company's consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805), Clarifying the Definition of a Business, which provides new guidance intended to make the definition of a business more operable and allow for more consistency in application.  This ASU is effective for the Company beginning in interim periods starting in fiscal year 2019. The adoption of this ASU is not expected to have a material impact on the Company's consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 2.   Basis of Presentation (continued)

In December 2016, the FASB issued ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. This ASU coincides with ASU 2014-09 and provides technical corrections and improvements to clarify guidance and correct unintended applications of the guidance.  The Company is in the process of assessing the impact this ASU, along with ASU 2014-09, will have on its consolidated financial statements.

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

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which coincides with ASU 2014-09 and provides additional guidance in the determination of principals versus agents. This ASU is effective for the Company beginning in interim periods starting in fiscal year 2019. The Company is in the process of assessing the impact this ASU, along with ASU 2014-09, will have on its consolidated financial statements.

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

Level 2:   Inputs other than quoted prices included within level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3:   Unobservable inputs for the asset or liability.

The fair values of the Company's assets and liabilities measured on a recurring basis are categorized as follows:

	March 31, 2017				September 30, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Derivatives (1)	$—	$4,481	$—	$4,481	$—	$193	$—	$193
Equity and fixed income mutual funds	—	20,677	—	20,677	—	19,790	—	19,790
Other investments	—	5,374	—	5,374	—	5,127	—	5,127
Total assets at fair value	$—	$30,532	$—	$30,532	$—	$25,110	$—	$25,110

Liabilities:
Derivatives (1)	$—	$43	$—	$43	$—	$6,027	$—	$6,027
Total liabilities at fair value	$—	$43	$—	$43	$—	$6,027	$—	$6,027
(1) Interest rate swaps are valued based on observable market swap rates and are classified within Level 2 of the fair value hierarchy.

Note 4.   Inventories

Inventories consisted of the following:

	March 31, 2017	September 30, 2016

Raw materials	$34,331	$29,597
Work in process	64,382	54,357
Finished goods	76,083	78,518
	$174,796	$162,472

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 5.   Debt

The Company has a domestic credit facility with a syndicate of financial institutions that was amended in April 2016 and includes a $900,000 senior secured revolving credit facility and a $250,000 senior secured amortizing term loan. The term loan requires scheduled principal payments of 5.0% of the outstanding principal in year one, 7.5% in year two, and 10.0% in years three through five, payable in quarterly installments.  The balance of the revolving credit facility and the term loan are due on the maturity date of April 26, 2021. Borrowings under both the revolving credit facility and the term loan bear interest at LIBOR plus a factor ranging from 0.75% to 2.00% (1.75% at March 31, 2017) based on the Company's leverage ratio.  The leverage ratio is defined as net indebtedness divided by adjusted EBITDA (earnings before interest, taxes, depreciation and amortization).  The Company is required to pay an annual commitment fee ranging from 0.15% to 0.25% (based on the Company's leverage ratio) of the unused portion of the revolving credit facility.

The domestic credit facility requires the Company to maintain certain leverage and interest coverage ratios. A portion of the facility (not to exceed $35,000) is available for the issuance of trade and standby letters of credit. Outstanding borrowings on the revolving credit facility at March 31, 2017 and September 30, 2016 were $645,000 and $608,000, respectively. Outstanding borrowings on the term loan at March 31, 2017 and September 30, 2016 were $240,245 and $246,449, respectively. The weighted-average interest rate on outstanding borrowings for the domestic credit facility at March 31, 2017 and March 31, 2016 was 2.70% and 2.52%, respectively.

The following table presents information related to interest rate contracts entered into by the Company and designated as cash flow hedges:

	March 31, 2017	September 30, 2016
Pay fixed swaps - notional amount	$371,875	$403,125
Net unrealized gain (loss)	$4,438	$(5,834)
Weighted-average maturity period (years)	3.6	3.9
Weighted-average received rate	0.98%	0.53%
Weighted-average pay rate	1.27%	1.26%

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

The fair value of the interest rate swaps reflected an unrealized gain, net of unrealized losses, of $4,438 ($2,707 after tax) at March 31, 2017 and an unrealized loss, net of unrealized gains, of $5,834 ($3,559 after tax) at September 30, 2016. The net unrealized gain/loss is included in shareholders' equity as part of accumulated other comprehensive income ("AOCI").  Assuming market rates remain constant with the rates at March 31, 2017, a gain (net of tax) of approximately $635 included in AOCI is expected to be recognized in earnings over the next twelve months.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 5.   Debt (continued)

At March 31, 2017 and September 30, 2016, the interest rate swap contracts were reflected in the Consolidated Balance Sheets as follows:

Derivatives	March 31, 2017	September 30, 2016
Current assets:
Other current assets	$1,074	$43
Long-term assets:
Other assets	3,407	150
Current liabilities:
Other current liabilities	(33)	(1,529)
Long-term liabilities:
Other liabilities	(10)	(4,498)
Total derivatives	$4,438	$(5,834)

The gains (losses) recognized on derivatives were as follows:

Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivatives		Amount of Gain (Loss) Recognized in Income on Derivatives

		Three Months Ended March 31,		Six Months Ended March 31,
		2017	2016	2017	2016

Interest rate swaps	Interest expense	$503	$(746)	$1,310	$(1,576)

The Company recognized the following gains (losses) in AOCI:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives		Location of Loss Reclassified From AOCI into Income (Effective Portion*)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion*)
	March 31, 2017	March 31, 2016		March 31, 2017	March 31, 2016

Interest rate swaps	$7,065	$(2,218)	Interest expense	$799	$(961)

*There is no ineffective portion or amount excluded from effectiveness testing.

The Company, through certain of its European subsidiaries, has a credit facility with a European bank.  The maximum amount of borrowing available under this facility is €35.0 million ($37,386).  Outstanding borrowings under the credit facility totaled €26.3 million ($28,063) at March 31, 2017. There were no outstanding borrowings under the credit facility at September 30, 2016.  The weighted-average interest rate on outstanding borrowings under this facility at March 31, 2017 and 2016 was 1.75% .

The Company, through its German subsidiary, Saueressig GmbH & Co. KG ("Saueressig"), has several loans with various European banks.  Outstanding borrowings under these loans totaled €36,300 ($39) and €255,200 ($286) at March 31, 2017 and September 30, 2016, respectively. The weighted-average interest rate on outstanding borrowings of Saueressig at March 31, 2017 and 2016 was 4.50% and 4.16%, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 5.   Debt (continued)

The Company, through its German subsidiary, Wetzel GmbH ("Wetzel"), has several loans with various European banks.  Outstanding borrowings under these loans totaled €584,100 ($624) and €830,220 ($931) at March 31, 2017 and September 30, 2016, respectively.  The weighted-average interest rate on outstanding borrowings of Wetzel at March 31, 2017 and 2016 was 6.01% and 6.11%, respectively.

In November 2016, the Company’s German subsidiary, Matthews Europe GmbH & Co. KG, issued €15.0 million ($16,022 at March 31, 2017) of senior unsecured notes with European banks.  The notes are guaranteed by Matthews International Corporation and mature in November 2019.  A portion of the notes (€5.0 million) have a fixed interest rate of 1.4%, and the remainder bear interest at Euro LIBOR plus 1.4%.  The weighted-average interest rate on the notes at March 31, 2017 was 1.40%.

The Company, through its Italian subsidiary, Matthews International S.p.A., has several loans with various Italian banks.  Outstanding borrowings on these loans totaled €2.4 million ($2,528) and €3.2 million ($3,538) at March 31, 2017 and September 30, 2016, respectively.  Matthews International S.p.A. also has multiple lines of credit totaling €11.3 million ($12,102) with the same Italian banks.  Outstanding borrowings on these lines were €6.1 million ($6,469) and €5.2 million ($5,801) at March 31, 2017 and September 30, 2016, respectively.  The weighted-average interest rate on outstanding Matthews International S.p.A. borrowings at March 31, 2017 and 2016 was 2.31% and 3.47%, respectively.

In September 2014, a demand was filed by a customer seeking to draw upon a letter of credit issued by the Company of £8,570,000 ($10,701 at March 31, 2017) with respect to a performance guarantee on a project in Saudi Arabia. Management assessed the customer's demand to be without merit and initiated an action with the court in the United Kingdom (the "Court"). Pursuant to this action, an order was issued by the Court in January 2015 requiring that, upon receipt by the customer, the funds were to be remitted by the customer to the Court pending resolution of the dispute between the parties. As a result, the Company made payment on the draw to the financial institution for the letter of credit and the funds were ultimately received by the customer. The customer did not remit the funds to the Court as ordered. On June 14, 2016, the Court ruled completely in favor of Matthews following a trial on the merits. However, as the customer has neither yet remitted the funds nor complied with the final, un-appealed orders of the Court, it is possible the resolution of this matter could have an unfavorable financial impact on Matthews’ results of operations. As of March 31, 2017 and September 30, 2016, the Company has presented the funded letter of credit within other current assets on the Consolidated Balance Sheet.

As of March 31, 2017 and September 30, 2016, the fair value of the Company's long-term debt, including current maturities, approximated the carrying value included in the Consolidated Balance Sheet.

Note 6.   Share-Based Payments

The Company maintains an equity incentive plan (the "2012 Equity Incentive Plan") that provides for grants of stock options, restricted shares, stock-based performance units and certain other types of stock-based awards.  The Company also maintains an equity incentive plan (the "2007 Equity Incentive Plan") and a stock incentive plan (the "1992 Incentive Stock Plan") that previously provided for grants of stock options, restricted shares and certain other types of stock-based awards.  Under the 2012 Equity Incentive Plan, which has a ten-year term, the maximum number of shares available for grants or awards is an aggregate of 2,500,000.  There will be no further grants under the 2007 Equity Incentive Plan or the 1992 Incentive Stock Plan.  At March 31, 2017, there were 589,238 shares reserved for future issuance under the 2012 Equity Incentive Plan.  All plans are administered by the Compensation Committee of the Board of Directors.

The option price for each stock option granted under any of the plans may not be less than the fair market value of the Company's Class A Common Stock on the date of grant.  As of March 31, 2017, there were no stock options outstanding.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 6.   Share-Based Payments (continued)

With respect to outstanding restricted share grants, for grants made prior to fiscal 2013, generally one-half of the shares vested on the third anniversary of the grant, with the remaining one-half of the shares vesting in one-third increments upon attainment of pre-defined levels of appreciation in the market value of the Company's Class A Common Stock.  For grants made in and after fiscal 2013, generally one-half of the shares vest on the third anniversary of the grant, one-quarter of the shares vest in one-third increments upon the attainment of pre-defined levels of adjusted earnings per share, and the remaining one-quarter of the shares vest in one-third increments upon attainment of pre-defined levels of appreciation in the market value of the Company's Class A Common Stock.  Additionally, restricted shares cannot vest until the first anniversary of the grant date.  Unvested restricted shares generally expire on the earlier of three or five years from the date of grant, upon employment termination, or within specified time limits following voluntary employment termination (with the consent of the Company), retirement or death.  The Company issues restricted shares from treasury shares.

For the three-month periods ended March 31, 2017 and 2016, stock-based compensation cost totaled $2,920 and $2,741, respectively. For the six-month periods ended March 31, 2017 and 2016, stock-based compensation cost totaled $9,017 and $5,267, respectively.  The six-month period ended March 31, 2017 included $3,337 of stock-based compensation cost that was recognized at the time of grant for retirement-eligible employees. The associated future income tax benefit recognized was $1,139 and $1,069 for the three-month periods ended March 31, 2017 and 2016, respectively, and $3,517 and $2,054 for the six-month periods ended March 31, 2017 and 2016, respectively.

There were no stock options exercised during the three-month periods ended March 31, 2017 and 2016, respectively. For the six-month periods ended March 31, 2017 and 2016, the amount of cash received from the exercise of stock options was $14 and $1,798, respectively. In connection with these exercises, the tax benefits realized by the Company were $3 and $283 for the six-month periods ended March 31, 2017 and 2016, respectively.

The transactions for restricted stock for the six months ended March 31, 2017 were as follows:

	Shares	Weighted- average grant-date fair value
Non-vested at September 30, 2016	522,710	$45.10
Granted	216,655	66.61
Vested	(185,180)	47.24
Expired or forfeited	(6,950)	50.29
Non-vested at March 31, 2017	547,235	$52.83

As of March 31, 2017, the total unrecognized compensation cost related to unvested restricted stock was $12,339 and is expected to be recognized over a weighted average period of 1.6 years.

The transactions for shares under options for the six months ended March 31, 2017 were as follows:

	Shares	Weighted- average exercise price	Weighted- average remaining contractual term	Aggregate intrinsic value
Outstanding, September 30, 2016	77,733	$40.56
Exercised	(333)	40.56
Expired or forfeited	(77,400)	40.56
Outstanding, March 31, 2017	—	—	—	$—
Exercisable, March 31, 2017	—	$—	—	$—
No options vested during the three-month and six-month periods ended March 31, 2017 and 2016, respectively.  The intrinsic value of options (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during the six-month periods ended March 31, 2017 and 2016 was $9 and $898, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 6.   Share-Based Payments (continued)

The transactions for non-vested options for the six-months ended March 31, 2017 were as follows:

		Weighted-average grant-date
	Shares	fair value
Non-vested at September 30, 2016	77,400	$12.29
Expired or forfeited	(77,400)	12.29
Non-vested at March 31, 2017	—	$—

The fair value of each restricted stock grant is estimated on the date of grant using a binomial lattice valuation model.  The following table indicates the assumptions used in estimating the fair value of restricted stock granted during the six-month periods ended March 31, 2017 and 2016.

	Six Months Ended March 31,
	2017	2016
Expected volatility	20.2%	20.7%
Dividend yield	1.1%	1.0%
Average risk-free interest rate	1.7%	1.7%
Average expected term (years)	2.1	2.1

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

The Company maintains the 1994 Director Fee Plan and the Amended and Restated 2014 Director Fee Plan (collectively, the "Director Fee Plans").  There will be no further fees or share-based awards granted under the 1994 Director Fee Plan.  Under the Amended and Restated 2014 Director Fee Plan, non-employee directors (except for the Chairman of the Board) each receive, as an annual retainer fee for fiscal 2017, either cash or shares of the Company's Class A Common Stock with a value equal to $75.  The annual retainer fee for fiscal 2017 paid to a non-employee Chairman of the Board is $175.  Where the annual retainer fee is provided in shares, each director may elect to be paid these shares on a current basis or have such shares credited to a deferred stock account as phantom stock, with such shares to be paid to the director subsequent to leaving the Board.  The value of deferred shares is recorded in other liabilities.  A total of 22,942 shares had been deferred under the Director Fee Plans as of March 31, 2017.  Additionally, non-employee directors each receive an annual stock-based grant (non-statutory stock options, stock appreciation rights and/or restricted shares) with a value of $125 for fiscal 2017.  A total of 22,300 stock options have been granted under the Director Fee Plans.  At March 31, 2017, there were no options outstanding. Additionally, 161,724 shares of restricted stock have been granted under the Director Fee Plans, 58,574 of which were issued under the Amended and Restated 2014 Director Fee Plan.  25,157 share of restricted stock are unvested at March 31, 2017.  A total of 150,000 shares have been authorized to be issued under the Amended and Restated 2014 Director Fee Plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 7.   Earnings Per Share Attributable to Matthews' Shareholders

The information used to compute earnings per share attributable to Matthews' common shareholders was as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Net income attributable to Matthews shareholders	$14,920	$14,357	$24,008	$18,971

Weighted-average shares outstanding (in thousands):
Basic shares	32,283	33,005	32,247	32,970
Effect of dilutive securities	286	197	333	250
Diluted shares	32,569	33,202	32,580	33,220

Anti-dilutive securities excluded from the dilution calculation were insignificant for the three and six months ended March 31, 2017 and 2016.

Note 8.   Pension and Other Postretirement Benefit Plans

The Company provides defined benefit pension and other postretirement plans to certain employees. Net periodic pension and other postretirement benefit cost for the plans included the following:

	Three months ended March 31,
	Pension		Other Postretirement
	2017	2016	2017	2016

Service cost	$2,138	$1,813	$98	$101
Interest cost	1,841	2,406	157	211
Expected return on plan assets	(2,312)	(2,407)	—	—
Amortization:
Prior service cost	(45)	(46)	(49)	(49)
Net actuarial loss	2,509	1,866	—	—

Net benefit cost	$4,131	$3,632	$206	$263

	Six months ended March 31,
	Pension		Other Postretirement
	2017	2016	2017	2016

Service cost	$4,276	$3,626	$196	$202
Interest cost	3,682	4,812	314	422
Expected return on plan assets	(4,624)	(4,814)	—	—
Amortization:
Prior service cost	(90)	(92)	(98)	(98)
Net actuarial loss	5,018	3,732	—	—

Net benefit cost	$8,262	$7,264	$412	$526

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 8.   Pension and Other Postretirement Benefit Plans (continued)

On September 30, 2016, the Company changed the method used to estimate the service and interest components of net periodic benefit cost for its pensions. Historically, the Company estimated these service and interest cost components utilizing a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period. Matthews has elected to utilize a full yield curve approach in the estimation of these components by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows. This change is being made to provide a more precise measurement of service and interest costs by improving the correlation between projected benefit cash flows to the corresponding spot yield curve rates. This change does not affect the measurement of the total benefit obligations. The Company has accounted for this change as a change in accounting estimate that is inseparable from a change in accounting principle and accordingly, is recognizing its effects prospectively beginning in fiscal 2017. The impact of this change was not material for the three and six months ended March 31, 2017.

Benefit payments under the Company's principal retirement plan are made from plan assets, while benefit payments under the postretirement benefit plan are made from the Company's operating funds.  Under IRS regulations, the Company is required to make contributions of approximately $5,109 to its principal retirement plan in fiscal year 2017.

Contributions made and anticipated for fiscal year 2017 are as follows:

Contributions	Pension	Other Postretirement

Contributions during the six months ended March 31, 2017:
Principal retirement plan	$—	$—
Supplemental retirement plan	362	—
Other postretirement plan	—	456

Additional contributions expected in fiscal 2017:
Principal retirement plan	$5,109	$—
Supplemental retirement plan	398	—
Other postretirement plan	—	692

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 9.   Accumulated Other Comprehensive Income

The changes in AOCI by component, net of tax, for the three-month periods ended March 31, 2017 and 2016 were as follows:

		Post-retirement benefit plans	Currency translation adjustment		Derivatives	Total
Attributable to Matthews:
Balance, December 31, 2016		$(54,514)	$(153,601)		$2,034	$(206,081)
OCI before reclassification		—	4,108		979	5,087
Amounts reclassified from AOCI	(a)	1,462	—	(b)	(306)	1,156
Net current-period OCI		1,462	4,108		673	6,243
Balance, March 31, 2017		$(53,052)	$(149,493)		$2,707	$(199,838)
Attributable to noncontrolling interest:
Balance, December 31, 2016		—	$336		—	$336
OCI before reclassification		—	9		—	9
Net current-period OCI		—	9		—	9
Balance, March 31, 2017		—	$345		—	$345

		Post-retirement benefit plans	Currency translation adjustment		Derivatives	Total
Attributable to Matthews:
Balance, December 31, 2015		$(42,372)	$(114,673)		$(666)	$(157,711)
OCI before reclassification		—	15,412		(3,294)	12,118
Amounts reclassified from AOCI	(a)	1,058	—	(b)	455	1,513
Net current-period OCI		1,058	15,412		(2,839)	13,631
Balance, March 31, 2016		$(41,314)	$(99,261)		$(3,505)	$(144,080)
Attributable to noncontrolling interest:
Balance, December 31, 2015		—	$313		—	$313
OCI before reclassification		—	(1)		—	(1)
Net current-period OCI		—	(1)		—	(1)
Balance, March 31, 2016		—	$312		—	$312

(a)	Amounts were included in net periodic benefit cost for pension and other postretirement benefit plans (see Note 8).

(b)	Amounts were included in interest expense in the periods the hedged item affected earnings (see Note 5).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 9.   Accumulated Other Comprehensive Income (continued)

The changes in AOCI by component, net of tax, for the six-month periods ended March 31, 2017 and 2016 were as follows:

		Post-retirement benefit plans	Currency translation adjustment		Derivatives	Total
Attributable to Matthews:
Balance, September 30, 2016		$(56,050)	$(122,259)		$(3,559)	$(181,868)
OCI before reclassification		—	(27,234)		7,065	(20,169)
Amounts reclassified from AOCI	(a)	2,998	—	(b)	(799)	2,199
Net current-period OCI		2,998	(27,234)		6,266	(17,970)
Balance, March 31, 2017		$(53,052)	$(149,493)		$2,707	$(199,838)
Attributable to noncontrolling interest:
Balance, September 30, 2016		—	$277		—	$277
OCI before reclassification		—	68		—	68
Net current-period OCI		—	68		—	68
Balance, March 31, 2017		—	$345		—	$345

		Post-retirement benefit plans	Currency translation adjustment		Derivatives	Total
Attributable to Matthews:
Balance, September 30, 2015		$(43,474)	$(104,604)		$(2,248)	$(150,326)
OCI before reclassification		—	5,343		(2,218)	3,125
Amounts reclassified from AOCI	(a)	2,160	—	(b)	961	3,121
Net current-period OCI		2,160	5,343		(1,257)	6,246
Balance, March 31, 2016		$(41,314)	$(99,261)		$(3,505)	$(144,080)
Attributable to noncontrolling interest:
Balance, September 30, 2015		—	$366		—	$366
OCI before reclassification		—	(54)		—	(54)
Net current-period OCI		—	(54)		—	(54)
Balance, March 31, 2016		—	$312		—	$312

(a)	Amounts were included in net periodic benefit cost for pension and other postretirement benefit plans (see Note 8).

(b)	Amounts were included in interest expense in the periods the hedged item affected earnings (see Note 5).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 9.   Accumulated Other Comprehensive Income (continued)

Reclassifications out of AOCI for the three and six-month periods ended March 31, 2017 were as follows:

	Amount reclassified from AOCI
Details about AOCI Components	Three Months Ended March 31, 2017		Six Months Ended March 31, 2017	Affected line item in the Statement of income

Postretirement benefit plans
Prior service (cost) credit	$94	(a)	$188
Actuarial losses	(2,509)	(a)	(5,018)
	(2,415)	(b)	(4,830)	Income before income tax
	(953)		(1,832)	Income taxes
	$(1,462)		$(2,998)	Net income
Derivatives
Interest rate swap contracts	$503		$1,310	Interest expense
	503	(b)	1,310	Income before income tax
	197		511	Income taxes
	$306		$799	Net income

(a)
Amounts are included in the computation of pension and other postretirement benefit expense, which is reported in both cost of goods sold and selling and administrative expenses.  For additional information, see Note 8.

(b)	For pre-tax items, positive amounts represent income and negative amounts represent expense.

Reclassifications out of AOCI for the three and six-month periods ended March 31, 2016 were as follows:

	Amount reclassified from AOCI
Details about AOCI Components	Three Months Ended March 31, 2016		Six Months Ended March 31, 2016	Affected line item in the Statement of income

Postretirement benefit plans
Prior service (cost) credit	$95	(a)	$190
Actuarial losses	(1,866)	(a)	(3,732)
	(1,771)	(b)	(3,542)	Income before income tax
	(713)		(1,382)	Income taxes
	$(1,058)		$(2,160)	Net income
Derivatives
Interest rate swap contracts	$(746)		$(1,576)	Interest expense
	(746)	(b)	(1,576)	Income before income tax
	(291)		(615)	Income taxes
	$(455)		$(961)	Net income

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 10.   Income Taxes

Income tax provisions for the Company's interim periods are based on the effective income tax rate expected to be applicable for the full year. The Company's effective tax rate for the six months ended March 31, 2017 was 28.9%, compared to 29.1% for the six months ended March 31, 2016. The difference between the Company's fiscal 2017 second quarter effective tax rate and the Federal statutory rate of 35.0% primarily reflected lower foreign income taxes, offset by the impact of state taxes.

The Company had unrecognized tax benefits (excluding penalties and interest) of $13,410 and $13,820 on March 31, 2017 and September 30, 2016, respectively. The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate were $6,253 and $6,663 at March 31, 2017 and September 30, 2016, respectively.

The Company classifies interest and penalties on tax uncertainties as a component of the provision for income taxes. Total penalties and interest accrued were $2,168 and $2,088 at March 31, 2017 and September 30, 2016, respectively.  These accruals may potentially be applicable in the event of an unfavorable outcome of uncertain tax positions.

The Company is currently under examination in several tax jurisdictions and remains subject to examination until the statute of limitations expires for those tax jurisdictions.  As of March 31, 2017, the tax years that remain subject to examination by major jurisdiction generally are:

United States – Federal	2013 and forward
United States – State	2012 and forward
Canada	2013 and forward
Germany	2009 and forward
United Kingdom	2014 and forward
Australia	2012 and forward
Singapore	2012 and forward

Note 11.   Segment Information

The Company manages its businesses under three segments: SGK Brand Solutions, Memorialization and Industrial Technologies. The SGK Brand Solutions segment includes brand development, deployment and delivery (consisting of brand management, printing plates and cylinders, pre-media services and imaging services for consumer packaged goods and retail customers, merchandising display systems, and marketing and design services).  The Memorialization segment consists primarily of bronze and granite memorials and other memorialization products, caskets and cremation equipment primarily for the cemetery and funeral home industries. The Industrial Technologies segment includes marking and coding equipment and related consumables, industrial automation products and order fulfillment systems for identifying, tracking, picking and conveying consumer and industrial products.  Management evaluates segment performance based on operating profit (before income taxes) and does not allocate non-operating items such as investment income, interest expense, other income (deductions), net and noncontrolling interest amongst the segments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 11.   Segment Information (continued)

Information about the Company's segments is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Sales:
SGK Brand Solutions	$190,120	$184,384	$365,921	$362,675
Memorialization	162,108	157,376	307,730	304,987
Industrial Technologies	28,688	25,416	56,263	53,746
	$380,916	$367,176	$729,914	$721,408

Operating profit:
SGK Brand Solutions	$4,361	$5,500	$8,551	$8,255
Memorialization	22,938	19,470	37,305	27,159
Industrial Technologies	(471)	1,465	35	3,059
	$26,828	$26,435	$45,891	$38,473

Note 12.   Acquisitions

On March 1, 2017, the Company acquired GJ Creative Limited ("Equator") for £30.4 million ($37,540) (net of cash acquired, subject to a working capital true-up). Equator provides design expertise capable of taking brands from creation to shelf under one roof, and is included in the Company's SGK Brand Solutions segment. The preliminary purchase price allocation related to the Equator acquisition is not finalized as of March 31, 2017, and is subject to changes as the Company obtains additional information related to working capital items, fixed assets, intangible assets, and other assets and liabilities.

On February 28, 2017, the Company acquired certain net assets of RAF Technology, Inc. ("RAF") for $8,746 (net of cash acquired, subject to a working capital true-up). RAF is a global leader in pattern and optical character recognition software, and is included in the Company's Industrial Technologies segment. The preliminary purchase price allocation related to the RAF acquisition is not finalized as of March 31, 2017, and is subject to changes as the Company obtains additional information related to working capital items, intangible assets and other assets and liabilities.

On January 13, 2017, the Company acquired VCG (Holdings) Limited ("VCG") for £8.8 million ($10,695) (net of cash acquired). VCG is a leading graphics, plate making, and creative design company and is included in the Company's SGK Brand Solutions segment. The preliminary purchase price allocation related to the VCG acquisition is not finalized as of March 31, 2017, and is subject to change as the Company obtains additional information related to working capital items, fixed assets, intangible assets, and other assets and liabilities.

On January 3, 2017, the Company acquired A. + E. Ungricht GmbH + Co KG ("Ungricht") for €22.7 million ($23,736) (net of cash acquired, subject to a working capital true-up). Ungricht is a leading European provider of pre-press services and gravure printing forms, located in Germany, and is included in the Company's SGK Brand Solutions segment. The preliminary purchase price allocation related to the Ungricht acquisition is not finalized as of March 31, 2017, and is subject to change as the Company obtains additional information related to working capital items, fixed assets, intangible assets, and other assets and liabilities.

On November 30, 2016, the Company acquired Guidance Automation Limited ("Guidance") for £7.8 million ($9,732) (net of cash acquired). Guidance provides technological solutions for autonomous warehouse vehicles and is included in the Company's Industrial Technologies segment.  The preliminary purchase price allocation related to the Guidance acquisition is not finalized as of March 31, 2017, and is subject to change as the Company obtains additional information related to working capital items, fixed assets, intangible assets, and other assets and liabilities.

On February 1, 2016, the Company acquired certain net assets of Digital Design, Inc. ("DDI") for $8,773 (net of cash acquired and holdback amount). DDI is a manufacturer and seller of ink jet printing systems and is included in the Company's Industrial Technologies segment.  The Company finalized the allocation of purchase price related to the DDI acquisition in the second quarter of fiscal 2017, resulting in an immaterial adjustment to certain working capital accounts.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 13.   Goodwill and Other Intangible Assets

A summary of the carrying amount of goodwill attributable to each segment as well as the changes in such amounts are as follows:

	SGK Brand Solutions	Memorialization	Industrial Technologies	Consolidated

Goodwill	$458,510	$347,116	$56,615	$862,241
Accumulated impairment losses	(5,752)	(5,000)	—	(10,752)
Balance at September 30, 2016	452,758	342,116	56,615	851,489

Additions during period	16,059	—	11,727	27,786
Translation and other adjustments	(8,983)	(2,449)	40	(11,392)
Goodwill	465,586	344,667	68,382	878,635
Accumulated impairment losses	(5,752)	(5,000)	—	(10,752)
Balance at March 31, 2017	$459,834	$339,667	$68,382	$867,883
The Company performed its annual impairment review in the second quarter of fiscal 2017 and has determined that estimated fair value for all reporting units exceeded carrying value, therefore no adjustments to the carrying value of goodwill were necessary.
The following tables summarize the carrying amounts and related accumulated amortization for intangible assets as of March 31, 2017 and September 30, 2016, respectively.

	Carrying Amount	Accumulated Amortization		Net
March 31, 2017:
Trade names	$168,467	$—	*	$168,467
Trade names	1,756	(1,756)		—
Customer relationships	329,925	(71,597)		258,328
Copyrights/patents/other	14,206	(10,743)		3,463
	$514,354	$(84,096)		$430,258

September 30, 2016:
Trade names	$168,467	$—	*	$168,467
Trade names	1,814	(1,802)		12
Customer relationships	286,595	(61,706)		224,889
Copyrights/patents/other	11,066	(10,593)		473
	$467,942	$(74,101)		$393,841
* Not subject to amortization

The net change in intangible assets during the six months ended March 31, 2017 included the impact of foreign currency fluctuations during the period, additional amortization, and additions related to the Guidance, Ungricht, VCG, RAF and Equator acquisitions.

Amortization expense on intangible assets was $5,634 and $5,190 for the three-month periods ended March 31, 2017 and 2016, respectively.  For the six-month periods ended March 31, 2017 and 2016, amortization expense was $10,575 and $10,406, respectively. Amortization expense is estimated to be $11,886 for the remainder of fiscal 2017, $21,724 in 2018, $20,677 in 2019, $19,561 in 2020 and $18,802 in 2021.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 14.   Subsequent Events

On April 28, 2017, subsequent to the end of the second fiscal quarter, the Company received communication that it should expect to receive the full extent of its insurance coverage ($10,000) related to the previously disclosed theft of funds by an employee.

On April 4, 2017, subsequent to the end of the second fiscal quarter, the Company entered into a two-year $115,000 accounts receivable securitization facility (the "Securitization Facility") with certain financial institutions. Under the Securitization Facility, the Company and certain of its domestic subsidiaries sell, on a continuous basis without recourse, their trade receivables to Matthews Receivables Funding Corporation, LLC (“Matthews RFC”), a wholly-owned bankruptcy-remote subsidiary of the Company. Matthews RFC in turn assigns a collateral interest in these receivables to certain financial institutions, and then may borrow funds under the Securitization Facility. The Securitization Facility does not qualify for sale treatment. Accordingly, the trade receivables and related debt obligations will remain on the Company's Consolidated Balance Sheet. Borrowings under the Securitization Facility bear interest at LIBOR plus 0.75%. The Company is required to pay an annual commitment fee ranging from 0.25% to 0.35% (based on the unused amount of the facility) of the unused portion of the Securitization Facility.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations
CAUTIONARY STATEMENT:

The following discussion should be read in conjunction with the consolidated financial statements of Matthews International Corporation ("Matthews" or the "Company") and related notes thereto included in this Quarterly Report on Form 10-Q and the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2016.  Any forward-looking statements contained herein are included pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements involve known and unknown risks and uncertainties that may cause the Company's actual results in future periods to be materially different from management's expectations.  Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove correct.  Factors that could cause the Company's results to differ materially from the results discussed in such forward-looking statements principally include changes in domestic or international economic conditions, changes in foreign currency exchange rates, changes in the cost of materials used in the manufacture of the Company's products, changes in mortality and cremation rates, changes in product demand or pricing as a result of consolidation in the industries in which the Company operates, changes in product demand or pricing as a result of domestic or international competitive pressures, unknown risks in connection with the Company's acquisitions, cybersecurity concerns, effectiveness of the Company's internal controls, compliance with domestic and foreign laws and regulations, technological factors beyond the Company's control, and other factors described in Item 1A - "Risk Factors" in this Form 10-Q and Item 1A - "Risk Factors" in the Company's Form 10-K for the fiscal year ended September 30, 2016.  In addition, although the Company does not have any customers that would be considered individually significant to consolidated sales, changes in the distribution of the Company's products or the potential loss of one or more of the Company's larger customers are also considered risk factors.

RESULTS OF OPERATIONS:

The following table sets forth the sales and operating profit for the Company's three reporting segments for the three and six-month periods ended March 31, 2017 and 2016.

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Sales:	(Dollar amounts in thousands)
SGK Brand Solutions	$190,120	$184,384	$365,921	$362,675
Memorialization	162,108	157,376	307,730	304,987
Industrial Technologies	28,688	25,416	56,263	53,746
	$380,916	$367,176	$729,914	$721,408

Operating profit:
SGK Brand Solutions	$4,361	$5,500	$8,551	$8,255
Memorialization	22,938	19,470	37,305	27,159
Industrial Technologies	(471)	1,465	35	3,059
	$26,828	$26,435	$45,891	$38,473

Sales for the six months ended March 31, 2017 were $729.9 million, compared to $721.4 million for the six months ended March 31, 2016.  The increase in fiscal 2017 sales principally reflected the benefits from recently completed acquisitions (see "Acquisitions" below), partially offset by the unfavorable impact of changes in foreign currencies against the U.S. dollar of $10.8 million compared to a year ago.

In the SGK Brand Solutions segment, sales for the first six months of fiscal 2017 were $365.9 million, compared to $362.7 million for the first six months of fiscal 2016.  The increase in sales resulted from higher sales of merchandising display projects, sales growth in the U.K. and Asia Pacific markets, and the completion of three acquisitions during the second quarter of fiscal 2017. These sales increases were partially offset by slower brand market conditions in the U.S. and Europe, and the unfavorable impact of changes in foreign currency values against the U.S. dollar of approximately $9.9 million. Memorialization segment sales for the first six months of fiscal 2017 were $307.7 million, compared to $305.0 million for the first six months of fiscal 2016.  The sales increase reflected higher sales of cemetery memorial products and cremation equipment, partially offset by lower unit sales of caskets. Industrial Technologies segment sales were $56.3 million for the first six months of fiscal 2017, compared to $53.7 million for the first six months of fiscal 2016. The increase reflected higher sales of marking products and the favorable impact of recently completed acquisitions, partially offset by lower sales of fulfillment systems and the unfavorable impact of changes in foreign currency values against the U.S. dollar of approximately $545,000.

Gross profit for the six months ended March 31, 2017 was $265.7 million, compared to $264.3 million for the same period a year ago.  Consolidated gross profit as a percent of sales was 36.4% and 36.6% for the first six months of fiscal 2017 and fiscal 2016, respectively.   The increase in gross profit reflected the impact of higher sales, the benefits of productivity initiatives, and realization of acquisition synergies, partially offset by unfavorable changes in foreign currency values against the U.S. dollar. Fiscal 2017 gross profit also included an expense of $1.8 million for the write-off of inventory step-up value related to the current year acquisitions. Fiscal 2016 gross profit included an expense of approximately $4.0 million for the partial write-off of inventory step-up value related to the acquisition of Aurora Products Group, LLC ("Aurora") in August 2015.

Selling and administrative expenses for the six months ended March 31, 2017 were $219.8 million, compared to $225.9 million for the first six months of fiscal 2016.  Consolidated selling and administrative expenses, as a percent of sales, were 30.1% for the six months ended March 31, 2017, compared to 31.3% for the same period last year.  The decrease in selling and administrative expenses reflected the benefits from cost-reduction initiatives, including acquisition integration synergies.  The decrease in fiscal 2017 selling and administrative expenses was partially offset by $3.3 million of incremental stock-based compensation expense that was recognized in the first fiscal quarter of the current year as a result of required accounting treatment for retirement-eligible employees. In addition, fiscal 2017 selling and administrative expenses included an increase of $752,000 in intangible asset amortization related to recently completed acquisitions. Selling and administrative expenses also included acquisition integration and related systems-integration costs, and other charges totaling $16.1 million in fiscal 2017, compared to $18.9 million in fiscal 2016.

Operating profit for the six months ended March 31, 2017 was $45.9 million, compared to $38.5 million for the six months ended March 31, 2016.  The SGK Brand Solutions segment operating profit for the first six months of fiscal 2017 was $8.6 million, compared to $8.3 million for the same period a year ago.  The increase in segment operating profit reflected the impact of recent acquisitions, partially offset by the unfavorable impact of changes in foreign currencies against the U.S. dollar of approximately $829,000. Additionally, fiscal 2017 operating profit for the SGK Brand Solutions segment included acquisition integration costs and other charges totaling $13.1 million, compared to $14.9 million in fiscal 2016. Fiscal 2017 segment operating profit also included an increase of $752,000 in intangible asset amortization related to recently completed acquisitions. Memorialization segment operating profit for the first six months of fiscal 2017 was $37.3 million, compared to $27.2 million for the first six months of fiscal 2016.  The increase in segment operating profit reflected higher cemetery memorial and cremation equipment sales, and the benefits of acquisition synergies and other productivity initiatives, partially offset by the impact of lower casket sales. Fiscal 2017 operating profit for the Memorialization segment also included acquisition integration costs and other charges totaling $4.7 million, compared to $7.9 million in fiscal 2016. Operating profit for the Industrial Technologies segment for the six months ended March 31, 2017 was $35,000, compared to $3.1 million for the same period a year ago, primarily reflecting lower sales (excluding acquisitions), lower margins on fulfillment sales, and acquisition and systems integration costs of $444,000 in fiscal 2017.

Investment income was $1.1 million for the six months ended March 31, 2017, compared to $936,000 for the six months ended March 31, 2016.  The increase reflected higher rates of return on investments held in trust for certain of the Company's benefit plans.  Interest expense for the first six months of fiscal 2017 was $12.8 million, compared to $11.9 million for the same period last year.  The increase in interest expense primarily reflected higher average interest rates in the current fiscal year and an increase in average borrowing levels.  Other income and deductions, net, for the six months ended March 31, 2017 represented a decrease in pre-tax income of $708,000, compared to a decrease in pre-tax income of $1.1 million for the same period last year.  Other income and deductions generally include banking-related fees and the impact of currency gains and losses on certain intercompany debt and foreign denominated cash balances.

The Company's effective tax rate for the six months ended March 31, 2017 was 28.9%, compared to 29.1% for the first six months of fiscal 2016, and 30.5% for the fiscal 2016 full year. The difference between the Company's effective tax rate and the Federal statutory rate of 35.0% primarily reflected lower foreign income taxes, offset by the impact of state taxes.

Net losses attributable to noncontrolling interests was $166,000 for the six months ended March 31, 2017, compared to $202,000 for the same period a year ago.  The net losses attributable to noncontrolling interests primarily reflected losses in less than wholly-owned Memorialization and Industrial Technologies businesses.

LIQUIDITY AND CAPITAL RESOURCES:

Net cash provided by operating activities was $44.3 million for the first six months of fiscal 2017, compared to $51.9 million for the first six months of fiscal 2016.  Operating cash flow for both periods reflected net income adjusted for depreciation, amortization, stock-based compensation expense and non-cash pension expense.  Net changes in working capital items, which reflected decreases in accounts receivable, increases in inventory and changes in other accounts, resulted in a use of working capital of approximately $5.1 million in fiscal 2017.  Net changes in working capital items, which reflected decreases in accounts receivable, inventory and accounts payable, resulted in a use of working capital of approximately $6.6 million in fiscal 2016.

Cash used in investing activities was $104.9 million for the six months ended March 31, 2017, compared to $28.9 million for the six months ended March 31, 2016.  Investing activities for the first six months of fiscal 2017 primarily reflected capital expenditures of $13.3 million, and acquisition payments (net of cash acquired or received from sellers) totaling $92.6 million.  Investing activities for the first six months of fiscal 2016 primarily reflected capital expenditures of $23.9 million, and acquisition payments (net of cash acquired or received from sellers) of $6.1 million.

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

Cash provided by financing activities for the six months ended March 31, 2017 was $50.5 million, primarily reflecting proceeds, net of repayments, on long-term debt of $70.5 million, treasury stock purchases of $9.2 million, and dividends of $10.8 million to the Company's shareholders.  Cash used in financing activities for the six months ended March 31, 2016 was $36.1 million, primarily reflecting repayments, net of proceeds, on long-term debt of $15.9 million, proceeds from stock option exercises of $1.8 million, treasury stock purchases of $8.2 million, dividends of $9.6 million to the Company's shareholders, and noncontrolling interest payments of $4.2 million.

The Company has a domestic credit facility with a syndicate of financial institutions that was amended in April 2016 and includes a $900.0 million senior secured revolving credit facility and a $250.0 million senior secured amortizing term loan. The term loan requires scheduled principal payments of 5.0% of the outstanding principal in year one, 7.5% in year two, and 10.0% in years three through five, payable in quarterly installments.  The balance of the revolving credit facility and the term loan are due on the maturity date of April 26, 2021. Borrowings under both the revolving credit facility and the term loan bear interest at LIBOR plus a factor ranging from 0.75% to 2.00% (1.75% at March 31, 2017) based on the Company's leverage ratio.  The leverage ratio is defined as net indebtedness divided by adjusted EBITDA (earnings before interest, taxes, depreciation and amortization).  The Company is required to pay an annual commitment fee ranging from 0.15% to 0.25% (based on the Company's leverage ratio) of the unused portion of the revolving credit facility.

The domestic credit facility requires the Company to maintain certain leverage and interest coverage ratios. A portion of the facility (not to exceed $35.0 million) is available for the issuance of trade and standby letters of credit. Outstanding borrowings on the revolving credit facility at March 31, 2017 and September 30, 2016 were $645.0 million and $608.0 million, respectively. Outstanding borrowings on the term loan at March 31, 2017 and September 30, 2016 were $240.2 million and $246.4 million, respectively. The weighted-average interest rate on outstanding borrowings for the domestic credit facility at March 31, 2017 and March 31, 2016 was 2.70% and 2.52%, respectively.

The following table presents information related to interest rate contracts entered into by the Company and designated as cash flow hedges (dollar amounts in thousands):

	March 31, 2017	September 30, 2016
Pay fixed swaps - notional amount	$371,875	$403,125
Net unrealized gain (loss)	$4,438	$(5,834)
Weighted-average maturity period (years)	3.6	3.9
Weighted-average received rate	0.98%	0.53%
Weighted-average pay rate	1.27%	1.26%

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

The fair value of the interest rate swaps reflected an unrealized gain, net of unrealized losses, of $4.4 million ($2.7 million after tax) at March 31, 2017 and an unrealized loss, net of unrealized gains, of $5.8 million ($3.6 million after tax) at September 30, 2016. The net unrealized gain/loss is included in shareholders' equity as part of accumulated other comprehensive income ("AOCI").  Assuming market rates remain constant with the rates at March 31, 2017, a gain (net of tax) of approximately $635,000 included in AOCI is expected to be recognized in earnings over the next twelve months.

The Company, through certain of its European subsidiaries, has a credit facility with a European bank.  The maximum amount of borrowing available under this facility is €35.0 million ($37.4 million). Outstanding borrowings under the credit facility totaled €26.3 million ($28.1 million) at March 31, 2017. There were no outstanding borrowings under the credit facility at September 30, 2016.  The weighted-average interest rate on outstanding borrowings under this facility at March 31, 2017 and 2016 was 1.75%.

The Company, through its German subsidiary, Saueressig GmbH & Co. KG ("Saueressig"), has several loans with various European banks.  Outstanding borrowings under these loans totaled €36,000 ($38,800) and €255,000 ($286,000) at March 31, 2017 and September 30, 2016, respectively. The weighted-average interest rate on outstanding borrowings of Saueressig at March 31, 2017 and 2016 was 4.50% and 4.16%, respectively.

The Company, through its German subsidiary, Wetzel GmbH ("Wetzel"), has several loans with various European banks.  Outstanding borrowings under these loans totaled €584,100 ($623,900) and €830,220 ($931,000) at March 31, 2017 and September 30, 2016, respectively.  The weighted-average interest rate on outstanding borrowings of Wetzel at March 31, 2017 and 2016 was 6.01% and 6.11%, respectively.

In November 2016, the Company’s German subsidiary, Matthews Europe GmbH & Co. KG, issued €15.0 million ($16.0 million at March 31, 2017) of senior unsecured notes with European banks.  The notes are guaranteed by Matthews International Corporation and mature in November 2019.  A portion of the notes (€5.0 million) have a fixed interest rate of 1.4%, and the remainder bear interest at Euro LIBOR plus 1.4%.  The weighted-average interest rate on the notes at March 31, 2017 was 1.40%.

The Company, through its Italian subsidiary, Matthews International S.p.A., has several loans with various Italian banks.  Outstanding borrowings on these loans totaled €2.4 million ($2.5 million) and €3.2 million ($3.5 million) at March 31, 2017 and September 30, 2016, respectively.  Matthews International S.p.A. also has multiple lines of credit totaling €11.3 million ($12.1 million) with the same Italian banks.  Outstanding borrowings on these lines were €6.1 million ($6.5 million) and €5.2 million ($5.8 million) at March 31, 2017 and September 30, 2016, respectively.  The weighted-average interest rate on outstanding Matthews International S.p.A. borrowings at March 31, 2017 and 2016 was 2.31% and 3.47%, respectively.

In September 2014, a demand was filed by a customer seeking to draw upon a letter of credit issued by the Company of £8.6 million ($10.7 million at March 31, 2017) with respect to a performance guarantee on a project in Saudi Arabia. Management assessed the customer's demand to be without merit and initiated an action with the court in the United Kingdom (the "Court"). Pursuant to this action, an order was issued by the Court in January 2015 requiring that, upon receipt by the customer, the funds were to be remitted by the customer to the Court pending resolution of the dispute between the parties. As a result, the Company made payment on the draw to the financial institution for the letter of credit and the funds were ultimately received by the customer. The customer did not remit the funds to the Court as ordered. On June 14, 2016, the Court ruled completely in favor of Matthews following a trial on the merits. However, as the customer has neither yet remitted the funds nor complied with the final, un-appealed orders of the Court, it is possible the resolution of this matter could have an unfavorable financial impact on Matthews’ results of operations. As of March 31, 2017 and September 30, 2016, the Company has presented the funded letter of credit within other current assets on the Consolidated Balance Sheet.

The Company has a stock repurchase program.  Under the current authorization, the Company's Board of Directors has authorized the repurchase of a total of 5,000,000 shares of Matthews' common stock under the program, of which 1,893,423 shares remain available for repurchase as of March 31, 2017.  The buy-back program is designed to increase shareholder value, enlarge the Company's holdings of its common stock, and add to earnings per share.  Repurchased shares may be retained in treasury, utilized for acquisitions, or reissued to employees or other purchasers, subject to the restrictions set forth in the Company's Restated Articles of Incorporation.

Consolidated working capital of the Company was $305.4 million at March 31, 2017, compared to $314.8 million at September 30, 2016.  Cash and cash equivalents were $43.6 million at March 31, 2017, compared to $55.7 million at September 30, 2016.  The Company's current ratio was 2.1 and 2.2 at March 31, 2017 and September 30, 2016, respectively.

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

At March 31, 2017, an accrual of approximately $3.5 million had been recorded for environmental remediation (of which $1.0 million was classified in other current liabilities), representing management's best estimate of the probable and reasonably estimable costs of the Company's known remediation obligations.  The accrual does not consider the effects of inflation and anticipated expenditures are not discounted to their present value.  Changes in the accrued environmental remediation obligation from the prior fiscal year reflect payments charged against the accrual.

While final resolution of these contingencies could result in costs different than current accruals, management believes the ultimate outcome will not have a significant effect on the Company's consolidated results of operations or financial position.

ACQUISITIONS:

On March 1, 2017, the Company acquired GJ Creative Limited ("Equator") for £30.4 million ($37.5 million) (net of cash acquired, subject to a working capital true-up). Equator provides design expertise capable of taking brands from creation to shelf under one roof, and is included in the Company's SGK Brand Solutions segment. The preliminary purchase price allocation related to the Equator acquisition is not finalized as of March 31, 2017, and is subject to changes as the Company obtains additional information related to working capital items, fixed assets, intangible assets, and other assets and liabilities.

On February 28, 2017, the Company acquired certain net assets of RAF Technology, Inc. ("RAF") for $8.7 million (net of cash acquired, subject to a working capital true-up). RAF is a global leader in pattern and optical character recognition software, and is included in the Company's Industrial Technologies segment. The preliminary purchase price allocation related to the RAF acquisition is not finalized as of March 31, 2017, and is subject to changes as the Company obtains additional information related to working capital items, intangible assets and other assets and liabilities.

On January 13, 2017, the Company acquired VCG (Holdings) Limited ("VCG") for £8.8 million ($10.7 million) (net of cash acquired). VCG is a leading graphics, plate making, and creative design company and is included in the Company's SGK Brand Solutions segment. The preliminary purchase price allocation related to the VCG acquisition is not finalized as of March 31, 2017, and is subject to change as the Company obtains additional information related to working capital items, fixed assets, intangible assets, and other assets and liabilities.

On January 3, 2017, the Company acquired A. + E. Ungricht GmbH + Co KG ("Ungricht") for €22.7 million ($23.7 million) (net of cash acquired, subject to a working capital true-up). Ungricht is a leading European provider of pre-press services and gravure printing forms, located in Germany, and is included in the Company's SGK Brand Solutions segment. The preliminary purchase price allocation related to the Ungricht acquisition is not finalized as of March 31, 2017, and is subject to change as the Company obtains additional information related to working capital items, fixed assets, intangible assets, and other assets and liabilities.

On November 30, 2016, the Company acquired Guidance Automation Limited ("Guidance") for £7.8 million ($9.7 million) (net of cash acquired). Guidance provides technological solutions for autonomous warehouse vehicles and is included in the Company's Industrial Technologies segment.  The preliminary purchase price allocation related to the Guidance acquisition is not finalized as of March 31, 2017, and is subject to change as the Company obtains additional information related to working capital items, fixed assets, intangible assets, and other assets and liabilities.

On February 1, 2016, the Company acquired certain net assets of Digital Designs, Inc. ("DDI") for $8.8 million (net of cash acquired and holdback amount). DDI is a manufacturer and seller of ink jet printing systems and is included in the Company's Industrial Technologies segment.  The Company finalized the allocation of purchase price related to the DDI acquisition in the second quarter of fiscal 2017, resulting in an immaterial adjustment to certain working capital accounts.

SUBSEQUENT EVENTS:

On April 28, 2017, subsequent to the end of the second fiscal quarter, the Company received communication that it should expect to receive the full extent of its insurance coverage ($10.0 million) related to the previously disclosed theft of funds by an employee.

On April 4, 2017, subsequent to the end of the second fiscal quarter, the Company entered into a two-year $115.0 million accounts receivable securitization facility (the "Securitization Facility") with certain financial institutions. Under the Securitization Facility, the Company and certain of its domestic subsidiaries sell, on a continuous basis without recourse, their trade receivables to Matthews Receivables Funding Corporation, LLC (“Matthews RFC”), a wholly-owned bankruptcy-remote subsidiary of the Company. Matthews RFC in turn assigns a collateral interest in these receivables to certain financial institutions, and then may borrow funds under the Securitization Facility. The Securitization Facility does not qualify for sale treatment. Accordingly, the trade receivables and related debt obligations will remain on the Company's Consolidated Balance Sheet. Borrowings under the Securitization Facility bear interest at LIBOR plus 0.75%. The Company is required to pay an annual commitment fee ranging from 0.25% to 0.35% (based on the unused amount of the facility) of the unused portion of the Securitization Facility.

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

With respect to the remainder of fiscal 2017, the Company expects to continue to devote a significant level of effort to the integrations of recent acquisitions including, Aurora and Schawk, Inc. ("Schawk").  Due to the size of these acquisitions and the projected synergy benefits from integration, these efforts are anticipated to continue for an extended period of time.  The costs associated with these integrations will impact the Company's operating results for fiscal 2017.  Consistent with its practice, the Company plans to identify these costs on a quarterly basis as incurred.

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

LONG-TERM CONTRACTUAL OBLIGATIONS AND COMMITMENTS:

The following table summarizes the Company's contractual obligations at March 31, 2017, and the effect such obligations are expected to have on its liquidity and cash flows in future periods.

	Payments due in fiscal year:
	Total	2017 Remainder	2018 to 2019	2020 to 2021	After 2021
Contractual Cash Obligations:	(Dollar amounts in thousands)
Revolving credit facilities	$673,063	$—	$28,063	$645,000	$—
Senior secured term loan	240,245	7,813	45,313	187,119	—
Notes payable to banks	21,720	4,145	17,575	—	—
Short-term borrowings	6,844	6,844	—	—	—
Capital lease obligations	6,673	752	1,741	1,038	3,142
Non-cancelable operating leases	70,711	11,990	31,135	15,799	11,787
Other	5,109	5,109	—	—	—

Total contractual cash obligations	$1,024,365	$36,653	$123,827	$848,956	$14,929

A significant portion of the loans included in the table above bear interest at variable rates.  At March 31, 2017, the weighted-average interest rate was 2.70% on the Company's domestic credit facility, 1.75% on the credit facility through the Company's European subsidiaries, 4.50% on bank loans to its wholly-owned subsidiary, Saueressig, 6.01% on bank loans to its wholly-owned subsidiary, Wetzel, 1.40% on notes issued by the Company's wholly-owned subsidiary, Matthews Europe GmbH & Co. KG, and 2.31% on bank loans to the Company's wholly-owned subsidiary, Matthews International S.p.A.

Benefit payments under the Company's principal retirement plan are made from plan assets, while benefit payments under the supplemental retirement plan and postretirement benefit plan are funded from the Company's operating cash.  The Company is required to make contributions of approximately $5.1 million to its principal retirement plan in fiscal 2017.  During the six months ended March 31, 2017, contributions of $362,000 and $456,000 were made under the supplemental retirement plan and postretirement plan, respectively.  The Company currently anticipates contributing an additional $5.1 million, $398,000 and $692,000 under the principal retirement plan, the supplemental retirement plan and postretirement plan, respectively, for the remainder of fiscal 2017.

Unrecognized tax benefits are positions taken, or expected to be taken, on an income tax return that may result in additional payments to tax authorities.  If a tax authority agrees with the tax position taken, or expected to be taken, or the applicable statute of limitations expires, then additional payments will not be necessary.  As of March 31, 2017, the Company had unrecognized tax benefits, excluding penalties and interest, of approximately $13.4 million.  The timing of potential future payments related to the unrecognized tax benefits is not presently determinable. The Company believes that its current liquidity sources, combined with its operating cash flow and borrowing capacity, will be sufficient to meet its capital needs for the foreseeable future.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

Issued

In February 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2017-07, Compensation - Retirement Benefits (Topic 715), Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which provides new guidance intended to improve the disclosure requirements related to the service cost component of net benefit cost.  This ASU is effective for the Company beginning in fiscal year 2019. The adoption of this ASU is not expected to have a material impact on the Company's consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment, which provides new guidance intended to simplify the subsequent measurement of goodwill and removing Step 2 from the goodwill impairment process.  This ASU is effective for the Company beginning in fiscal year 2021, and does allow for early adoption. The adoption of this ASU is not expected to have a material impact on the Company's consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805), Clarifying the Definition of a Business, which provides new guidance intended to make the definition of a business more operable and allow for more consistency in application.  This ASU is effective for the Company beginning in interim periods starting in fiscal year 2019. The adoption of this ASU is not expected to have a material impact on the Company's consolidated financial statements.

In December 2016, the FASB issued ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. This ASU coincides with ASU 2014-09 and provides technical corrections and improvements to clarify guidance and correct unintended applications of the guidance.  The Company is in the process of assessing the impact this ASU, along with ASU 2014-09, will have on its consolidated financial statements.

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

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which coincides with ASU 2014-09 and provides additional guidance in the determination of principals versus agents. This ASU is effective for the Company beginning in interim periods starting in fiscal year 2019. The Company is in the process of assessing the impact this ASU, along with ASU 2014-09, will have on its consolidated financial statements.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company’s market risk during the three and six months ended March 31, 2017. For additional information see Item 7A - "Quantitative and Qualitative Disclosures About Market Risk" in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016.

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

Management, under the supervision and with the participation of our Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures in effect as of March 31, 2017. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2017, the Company's disclosure controls and procedures were effective to provide reasonable assurance that material information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, and that such information is recorded, summarized and properly reported within the appropriate time period, relating to the Company and its consolidated subsidiaries, required to be included in the Exchange Act reports, including this Quarterly Report on Form 10-Q.

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

Other than changes with respect to the SAP implementation described above, there have been no changes in the Company's internal controls over financial reporting that occurred during the fiscal quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

Item 2. Unrecognized Sales of Equity Securities and Use of Proceeds

Stock Repurchase Plan

The Company has a stock repurchase program.  The buy-back program is designed to increase shareholder value, enlarge the Company's holdings of its common stock, and add to earnings per share.  Repurchased shares may be retained in treasury, utilized for acquisitions, or reissued to employees or other purchasers, subject to the restrictions of the Company's Restated Articles of Incorporation.  Under the current authorization, the Company's Board of Directors had authorized the repurchase of a total of 5,000,000 shares of Matthews' common stock under the program, of which 1,893,423 shares remain available for repurchase as of March 31, 2017.

The following table shows the monthly fiscal 2017 stock repurchase activity:

Period	Total number of shares purchased	Weighted-average price paid per share	Total number of shares purchased as part of a publicly announced plan	Maximum number of shares that may yet be purchased under the plan
October 2016	—	$—	—	2,028,570
November 2016	83,293	67.49	83,293	1,945,277
December 2016	11,936	73.63	11,936	1,933,341
January 2017	—	—	—	1,933,341
February 2017	39,918	66.98	39,918	1,893,423
March 2017	—	—	—	1,893,423
Total	135,147	$67.88	135,147

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Not Applicable.

Item 6. Exhibits and Reports on Form 8‑K

(a)	Exhibits

	Exhibit No.	Description	Method of Filing

	10.1	Amended and Restated 2014 Director Fee Plan	Filed herewith
	31.1	Certification of Principal Executive Officer for Joseph C. Bartolacci	Filed herewith
	31.2	Certification of Principal Financial Officer for Steven F. Nicola	Filed herewith
	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Joseph C. Bartolacci	Furnished herewith
	32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Steven F. Nicola	Furnished herewith
	101.INS	XBRL Instance Document	Filed herewith
	101.SCH	XBRL Taxonomy Extension Schema	Filed herewith
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith
	101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith
	101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith
	101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATTHEWS INTERNATIONAL CORPORATION
(Registrant)

Date:	May 3, 2017	By: /s/ Joseph C. Bartolacci
Joseph C. Bartolacci, President
and Chief Executive Officer

Date:	May 3, 2017	By: /s/ Steven F. Nicola
Steven F. Nicola, Chief Financial Officer
and Secretary