Form 10-Q
period 2017-06-30
MATTHEWS INTERNATIONAL CORP
filed 2017-07-31
CIK 63296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
____________________________________________________________
FORM 10‑Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2017
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
As of June 30, 2017, shares of common stock outstanding were: Class A Common Stock 32,186,971 shares

PART I ‑ FINANCIAL INFORMATION
Item 1.   Financial Statements

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollar amounts in thousands)

	June 30, 2017		September 30, 2016
ASSETS
Current assets:
Cash and cash equivalents		$56,752		$55,711
Accounts receivable, net		307,232		294,915
Inventories		179,873		162,472
Other current assets		70,705		61,086

Total current assets		614,562		574,184

Investments		34,567		31,365
Property, plant and equipment: Cost	$574,916		$525,105
Less accumulated depreciation	(336,665)		(305,613)
		238,251		219,492
Deferred income taxes		866		775
Other assets		34,054		19,895
Goodwill		884,745		851,489
Other intangible assets, net		428,858		393,841

Total assets		$2,235,903		$2,091,041

LIABILITIES
Current liabilities:
Long-term debt, current maturities		$31,908		$27,747
Trade accounts payable		65,171		58,118
Accrued compensation		50,457		63,737
Accrued income taxes		30,724		15,527
Other current liabilities		110,222		94,219

Total current liabilities		288,482		259,348

Long-term debt		910,050		844,807
Accrued pension		109,343		110,941
Postretirement benefits		22,641		22,143
Deferred income taxes		115,400		107,038
Other liabilities		27,985		37,430
Total liabilities		1,473,901		1,381,707

SHAREHOLDERS' EQUITY
Shareholders' equity-Matthews:
Common stock	$36,334		$36,334
Additional paid-in capital	120,724		117,088
Retained earnings	933,524		896,224
Accumulated other comprehensive loss	(166,695)		(181,868)
Treasury stock, at cost	(162,400)		(159,113)
Total shareholders' equity-Matthews		761,487		708,665
Noncontrolling interests		515		669
Total shareholders' equity		762,002		709,334

Total liabilities and shareholders' equity		$2,235,903		$2,091,041

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016

Sales	$389,630	$382,061	$1,119,544	$1,103,469
Cost of sales	(245,536)	(236,764)	(709,761)	(693,845)

Gross profit	144,094	145,297	409,783	409,624

Selling and administrative expenses	(107,308)	(104,627)	(327,106)	(330,481)

Operating profit	36,786	40,670	82,677	79,143

Investment income	431	524	1,548	1,460
Interest expense	(6,988)	(6,257)	(19,750)	(18,146)
Other income (deductions), net	7,935	460	7,227	(606)

Income before income taxes	38,164	35,397	71,702	61,851

Income taxes	(8,856)	(11,605)	(18,552)	(19,290)

Net income	29,308	23,792	53,150	42,561

Net loss attributable to noncontrolling interests	177	123	343	325

Net income attributable to Matthews shareholders	$29,485	$23,915	$53,493	$42,886

Earnings per share attributable to Matthews shareholders:
Basic	$0.91	$0.73	$1.66	$1.31

Diluted	$0.91	$0.73	$1.64	$1.30

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(Dollar amounts in thousands)

	Three Months Ended June 30,
	Matthews		Noncontrolling Interest		Total
	2017	2016	2017	2016	2017	2016

Net income (loss):	$29,485	$23,915	$(177)	$(123)	$29,308	$23,792
Other comprehensive (loss) income ("OCI"), net of tax:
Foreign currency translation adjustment	32,261	(23,692)	121	(57)	32,382	(23,749)
Pension plans and other postretirement benefits	1,422	1,098	—	—	1,422	1,098
Unrecognized gain (loss) on derivatives:
Net change from periodic revaluation	(353)	(2,074)	—	—	(353)	(2,074)
Net amount reclassified to earnings	(187)	518	—	—	(187)	518
Net change in unrecognized gain (loss) on derivatives	(540)	(1,556)	—	—	(540)	(1,556)
OCI, net of tax	33,143	(24,150)	121	(57)	33,264	(24,207)
Comprehensive (loss) income	$62,628	$(235)	$(56)	$(180)	$62,572	$(415)

	Nine Months Ended June 30,
	Matthews		Noncontrolling Interest		Total
	2017	2016	2017	2016	2017	2016

Net income (loss):	$53,493	$42,886	$(343)	$(325)	$53,150	$42,561
OCI, net of tax:
Foreign currency translation adjustment	5,027	(18,349)	189	(111)	5,216	(18,460)
Pension plans and other postretirement benefits	4,420	3,258	—	—	4,420	3,258
Unrecognized gain (loss) on derivatives:
Net change from periodic revaluation	6,712	(4,292)	—	—	6,712	(4,292)
Net amount reclassified to earnings	(986)	1,479	—	—	(986)	1,479
Net change in unrecognized gain (loss) on derivatives	5,726	(2,813)	—	—	5,726	(2,813)
OCI, net of tax	15,173	(17,904)	189	(111)	15,362	(18,015)
Comprehensive (loss) income	$68,666	$24,982	$(154)	$(436)	$68,512	$24,546

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
for the nine months ended June 30, 2017 and 2016 (Unaudited)
(Dollar amounts in thousands, except per share data)

	Shareholders' Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Non- controlling interests	Total
Balance, September 30, 2016	$36,334	$117,088	$896,224	$(181,868)	$(159,113)	$669	$709,334
Net income (loss)	—	—	53,493	—	—	(343)	53,150
Minimum pension liability	—	—	—	4,420	—	—	4,420
Translation adjustment	—	—	—	5,027	—	189	5,216
Fair value of derivatives	—	—	—	5,726	—	—	5,726
Total comprehensive income							68,512
Stock-based compensation	—	11,854	—	—	—	—	11,854
Purchase of 174,032 shares of treasury stock	—	—	—	—	(11,651)	—	(11,651)
Issuance of 221,958 shares of treasury stock	—	(8,397)	—	—	8,543	—	146
Cancellations of 2,640 shares of treasury stock	—	179	—	—	(179)	—	—
Dividends, $0.51 per share	—	—	(16,193)	—	—	—	(16,193)
Balance, June 30, 2017	$36,334	$120,724	$933,524	$(166,695)	$(162,400)	$515	$762,002

	Shareholders' Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Non- controlling interests	Total
Balance, September 30, 2015	$36,334	$115,890	$843,955	$(150,326)	$(115,033)	$3,226	$734,046
Net income (loss)	—	—	42,886	—	—	(325)	42,561
Minimum pension liability	—	—	—	3,258	—	—	3,258
Translation adjustment	—	—	—	(18,349)	—	(111)	(18,460)
Fair value of derivatives	—	—	—	(2,813)	—	—	(2,813)
Total comprehensive income							24,546
Stock-based compensation	—	7,940	—	—	—	—	7,940
Purchase of 1,130,875 shares of treasury stock	—	—	—	—	(57,903)	—	(57,903)
Issuance of 374,108 shares of treasury stock	—	(7,649)	—	—	13,016	—	5,367
Cancellations of 5,237 shares of treasury stock	—	244	—	—	(244)	—	—
Dividends, $0.45 per share	—	—	(14,375)	—	—	—	(14,375)
Transactions with noncontrolling interests	—	(2,727)	—	—	—	(1,501)	(4,228)
Balance, June 30, 2016	$36,334	$113,698	$872,466	$(168,230)	$(160,164)	$1,289	$695,393
The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollar amounts in thousands)

	Nine Months Ended June 30,
	2017	2016

Cash flows from operating activities:
Net income	$53,150	$42,561
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	50,810	49,278
Stock-based compensation expense	11,854	7,940
Change in deferred taxes	(3,602)	(995)
Gain on sale of assets	(332)	(176)
Unrealized gain on investments	(1,953)	(819)
Changes in working capital items	(2,908)	6,585
Increase in other assets	(11,227)	(4,443)
Decrease in other liabilities	(5,012)	(1,573)
Increase in pension and postretirement benefits	6,115	9,778
Other operating activities, net	(1,133)	(9,731)

Net cash provided by operating activities	95,762	98,405

Cash flows from investing activities:
Capital expenditures	(32,215)	(32,697)
Acquisitions, net of cash acquired	(96,320)	(6,936)
Proceeds from sale of assets	1,515	1,344
Other investing activities, net	(681)	—

Net cash used in investing activities	(127,701)	(38,289)

Cash flows from financing activities:
Proceeds from long-term debt	372,768	77,713
Payments on long-term debt	(311,718)	(61,295)
Proceeds from the exercise of stock options	14	5,181
Purchases of treasury stock	(11,651)	(57,903)
Dividends	(16,193)	(14,375)
Transactions with noncontrolling interests	—	(4,228)
Other financing activities	—	(2,318)

Net cash provided by (used in) financing activities	33,220	(57,225)

Effect of exchange rate changes on cash	(240)	(604)

Net change in cash and cash equivalents	$1,041	$2,287

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2017
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

The Company has facilities in the United States, Europe, Asia, Canada, Australia, and Central and South America.

Note 2.   Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information for commercial and industrial companies and the instructions to Form 10‑Q and Rule 10‑01 of Regulation S‑X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the nine months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2017. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10‑K for the year ended September 30, 2016.  The consolidated financial statements include all domestic and foreign subsidiaries in which the Company maintains an ownership interest and has operating control.  All intercompany accounts and transactions have been eliminated.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

New Accounting Pronouncements:

Issued

In May 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2017-09, Compensation-Stock Compensation (Topic 718), which provides new guidance intended to clarify and reduce complexities in applying stock compensation guidance to a change to the terms or conditions of share-based payment awards. This ASU is effective for the Company beginning in fiscal year 2019. The Company is in the process of assessing the impact this ASU will have on its consolidated financial statements.

In February 2017, the FASB issued ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715), Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which provides new guidance intended to improve the disclosure requirements related to the service cost component of net benefit cost.  This ASU is effective for the Company beginning in fiscal year 2019. The adoption of this ASU is not expected to have a material impact on the Company's consolidated financial statements.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 815): Improvements to Employees Share-Based Payment Accounting, which provides new guidance intended to simplify the accounting surrounding share-based compensation. This ASU is effective for the Company beginning in interim periods starting in fiscal year 2018. The Company is in the process of assessing the impact this ASU will have on its consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers: Topic 606. This ASU replaces nearly all existing U.S. GAAP guidance on revenue recognition. The standard prescribes a five-step model for recognizing revenue, the application of which will require significant judgment. The FASB issued ASU 2015-14 in August 2015 which resulted in a deferral of the original effective date of ASU 2014-09. During 2016, the FASB issued four ASUs that address implementation issues and correct or improve certain aspects of the new revenue recognition guidance, including ASU 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU 2016-10, Identifying Performance Obligations and Licensing, ASU 2016-12, Narrow-Scope Improvements and Practical Expedients and ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. These ASUs do not change the core principles in the revenue recognition guidance outlined above. ASU No. 2014-09 and the related ASUs referenced above are effective for Matthews beginning October 1, 2018. The Company is in the process of assessing the impact these ASUs will have on its consolidated financial statements.

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

Level 2:   Inputs other than quoted prices included within level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3:   Unobservable inputs for the asset or liability.

The fair values of the Company's assets and liabilities measured on a recurring basis are categorized as follows:

	June 30, 2017				September 30, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Derivatives (1)	$—	$3,641	$—	$3,641	$—	$193	$—	$193
Equity and fixed income mutual funds	—	21,031	—	21,031	—	19,790	—	19,790
Other investments	—	5,631	—	5,631	—	5,127	—	5,127
Total assets at fair value	$—	$30,303	$—	$30,303	$—	$25,110	$—	$25,110

Liabilities:
Derivatives (1)	$—	$89	$—	$89	$—	$6,027	$—	$6,027
Total liabilities at fair value	$—	$89	$—	$89	$—	$6,027	$—	$6,027
(1) Interest rate swaps are valued based on observable market swap rates and are classified within Level 2 of the fair value hierarchy.

Note 4.   Inventories

Inventories consisted of the following:

	June 30, 2017	September 30, 2016

Raw materials	$33,418	$29,597
Work in process	63,227	54,357
Finished goods	83,228	78,518
	$179,873	$162,472

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 5.   Debt

The Company has a domestic credit facility with a syndicate of financial institutions that includes a $900,000 senior secured revolving credit facility and a $250,000 senior secured amortizing term loan. The term loan requires scheduled principal payments of 5.0% of the outstanding principal in year one, 7.5% in year two, and 10.0% in years three through five, payable in quarterly installments.  The balance of the revolving credit facility and the term loan are due on the maturity date of April 26, 2021. Borrowings under both the revolving credit facility and the term loan bear interest at LIBOR plus a factor ranging from 0.75% to 2.00% (1.75% at June 30, 2017) based on the Company's leverage ratio.  The leverage ratio is defined as net indebtedness divided by adjusted EBITDA (earnings before interest, taxes, depreciation and amortization).  The Company is required to pay an annual commitment fee ranging from 0.15% to 0.25% (based on the Company's leverage ratio) of the unused portion of the revolving credit facility.

The domestic credit facility requires the Company to maintain certain leverage and interest coverage ratios. A portion of the facility (not to exceed $35,000) is available for the issuance of trade and standby letters of credit. Outstanding borrowings on the revolving credit facility at June 30, 2017 and September 30, 2016 were $545,000 and $608,000, respectively. Outstanding borrowings on the term loan at June 30, 2017 and September 30, 2016 were $237,144 and $246,449, respectively. The weighted-average interest rate on outstanding borrowings for the domestic credit facility at June 30, 2017 and June 30, 2016 was 2.89% and 2.55%, respectively.

During the third quarter of fiscal 2017, the Company entered into a two-year $115,000 accounts receivable securitization facility (the "Securitization Facility") with certain financial institutions. Under the Securitization Facility, the Company and certain of its domestic subsidiaries sell, on a continuous basis without recourse, their trade receivables to Matthews Receivables Funding Corporation, LLC (“Matthews RFC”), a wholly-owned bankruptcy-remote subsidiary of the Company. Matthews RFC in turn assigns a collateral interest in these receivables to certain financial institutions, and then may borrow funds under the Securitization Facility. The Securitization Facility does not qualify for sale treatment. Accordingly, the trade receivables and related debt obligations remain on the Company's Consolidated Balance Sheet. Borrowings under the Securitization Facility bear interest at LIBOR plus 0.75%. The Company is required to pay an annual commitment fee ranging from 0.25% to 0.35% of the unused portion of the Securitization Facility. The company had $102,900 in outstanding borrowings under the Securitization Facility as of June 30, 2017. At June 30, 2017, the interest rate on borrowings under this facility was 1.97%.

The following table presents information related to interest rate contracts entered into by the Company and designated as cash flow hedges:

	June 30, 2017	September 30, 2016
Pay fixed swaps - notional amount	$393,750	$403,125
Net unrealized gain (loss)	$3,552	$(5,834)
Weighted-average maturity period (years)	3.4	3.9
Weighted-average received rate	1.22%	0.53%
Weighted-average pay rate	1.30%	1.26%

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

The fair value of the interest rate swaps reflected an unrealized gain, net of unrealized losses, of $3,552 ($2,167 after tax) at June 30, 2017 and an unrealized loss, net of unrealized gains, of $5,834 ($3,559 after tax) at September 30, 2016. The net unrealized gain/loss is included in shareholders' equity as part of accumulated other comprehensive income ("AOCI").  Assuming market rates remain constant with the rates at June 30, 2017, a gain (net of tax) of approximately $564 included in AOCI is expected to be recognized in earnings over the next twelve months.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 5.   Debt (continued)

At June 30, 2017 and September 30, 2016, the interest rate swap contracts were reflected in the Consolidated Balance Sheets as follows:

Derivatives	June 30, 2017	September 30, 2016
Current assets:
Other current assets	$948	$43
Long-term assets:
Other assets	2,693	150
Current liabilities:
Other current liabilities	(25)	(1,529)
Long-term liabilities:
Other liabilities	(64)	(4,498)
Total derivatives	$3,552	$(5,834)

The gains (losses) recognized on derivatives were as follows:

Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivatives		Amount of Gain (Loss) Recognized in Income on Derivatives

		Three Months Ended June 30,		Nine Months Ended June 30,
		2017	2016	2017	2016

Interest rate swaps	Interest expense	$306	$(848)	$1,616	$(2,424)

The Company recognized the following gains (losses) in AOCI:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives		Location of Gain (Loss) Reclassified From AOCI into Income (Effective Portion*)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion*)
	June 30, 2017	June 30, 2016		June 30, 2017	June 30, 2016

Interest rate swaps	$6,712	$(4,292)	Interest expense	$986	$(1,479)

*There is no ineffective portion or amount excluded from effectiveness testing.

The Company, through certain of its European subsidiaries, has a credit facility with a European bank.  The maximum amount of borrowing available under this facility is €35.0 million ($39,979).  Outstanding borrowings under the credit facility totaled €18.6 million ($21,292) at June 30, 2017. There were no outstanding borrowings under the credit facility at September 30, 2016.  The weighted-average interest rate on outstanding borrowings under this facility at June 30, 2017 and 2016 was 1.75%.

In November 2016, the Company’s German subsidiary, Matthews Europe GmbH & Co. KG, issued €15.0 million ($17,134 at June 30, 2017) of senior unsecured notes with European banks.  The notes are guaranteed by Matthews International Corporation and mature in November 2019.  A portion of the notes (€5.0 million) have a fixed interest rate of 1.40%, and the remainder bear interest at Euro LIBOR plus 1.40%.  The weighted-average interest rate on the notes at June 30, 2017 was 1.40%.

The Company, through its Italian subsidiary, Matthews International S.p.A., has several loans with various Italian banks.  Outstanding borrowings on these loans totaled €2.8 million ($3,193) and €3.2 million ($3,538) at June 30, 2017 and September 30, 2016, respectively.  Matthews International S.p.A. also has multiple lines of credit totaling €11.3 million ($12,942) with the same Italian banks.  Outstanding borrowings on these lines were €5.2 million ($5,929) and €5.2 million ($5,801) at June 30, 2017 and September 30, 2016, respectively.  The weighted-average interest rate on outstanding Matthews International S.p.A. borrowings at June 30, 2017 and 2016 was 2.55% and 3.44%, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 5.   Debt (continued)

Other debt totaled $3,829 and $4,579 at June 30, 2017 and September 30, 2016, respectively. The weighted-average interest rate on these outstanding borrowings was 2.25% and 5.71% at June 30, 2017 and 2016, respectively.

In September 2014, a demand was filed by a customer seeking to draw upon a letter of credit issued by the Company of £8,570,000 ($11,142 at June 30, 2017) with respect to a performance guarantee on a project in Saudi Arabia. Management assessed the customer's demand to be without merit and initiated an action with the court in the United Kingdom (the "Court"). Pursuant to this action, an order was issued by the Court in January 2015 requiring that, upon receipt by the customer, the funds were to be remitted by the customer to the Court pending resolution of the dispute between the parties. As a result, the Company made payment on the draw to the financial institution for the letter of credit and the funds were ultimately received by the customer. The customer did not remit the funds to the Court as ordered. On June 14, 2016, the Court ruled completely in favor of Matthews following a trial on the merits. However, as the customer has neither yet remitted the funds nor complied with the final, un-appealed orders of the Court, it is possible the resolution of this matter could have an unfavorable financial impact on Matthews’ results of operations. If non-compliance with the Court orders continues for the remainder of this fiscal year, the Company will reassess collectability related to this matter. As of June 30, 2017 and September 30, 2016, the Company has presented the funded letter of credit within other current assets on the Consolidated Balance Sheet.

As of June 30, 2017 and September 30, 2016, the fair value of the Company's long-term debt, including current maturities, approximated the carrying value included in the Consolidated Balance Sheet.

Note 6.   Share-Based Payments

The Company maintains an equity incentive plan (the "2012 Equity Incentive Plan") that provides for grants of stock options, restricted shares, stock-based performance units and certain other types of stock-based awards.  The Company also maintains an equity incentive plan (the "2007 Equity Incentive Plan") and a stock incentive plan (the "1992 Incentive Stock Plan") that previously provided for grants of stock options, restricted shares and certain other types of stock-based awards.  Under the 2012 Equity Incentive Plan, which has a ten-year term, the maximum number of shares available for grants or awards is an aggregate of 2,500,000.  There will be no further grants under the 2007 Equity Incentive Plan or the 1992 Incentive Stock Plan.  At June 30, 2017, there were 589,238 shares reserved for future issuance under the 2012 Equity Incentive Plan.  All plans are administered by the Compensation Committee of the Board of Directors.

The option price for each stock option granted under any of the plans may not be less than the fair market value of the Company's Class A Common Stock on the date of grant.  As of June 30, 2017, there were no stock options outstanding.

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

For the three-month periods ended June 30, 2017 and 2016, stock-based compensation cost totaled $2,837 and $2,673, respectively. For the nine-month periods ended June 30, 2017 and 2016, stock-based compensation cost totaled $11,854 and $7,940, respectively.  The nine-month period ended June 30, 2017 included $3,337 of stock-based compensation cost that was recognized at the time of grant for retirement-eligible employees. The associated future income tax benefit recognized was $1,106 and $1,042 for the three-month periods ended June 30, 2017 and 2016, respectively, and $4,623 and $3,097 for the nine-month periods ended June 30, 2017 and 2016, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 6.   Share-Based Payments (continued)

There were no stock options exercised during the three-month period ended June 30, 2017. For the three-month period ended June 30, 2016, the amount of cash received from the exercise of stock options was $3,383. For the nine-month periods ended June 30, 2017 and 2016, the amount of cash received from the exercise of stock options was $14 and $5,181, respectively. In connection with these exercises, the tax benefits realized by the Company were $3 and $747 for the nine-month periods ended June 30, 2017 and 2016, respectively.

The transactions for restricted stock for the nine months ended June 30, 2017 were as follows:

	Shares	Weighted- average grant-date fair value
Non-vested at September 30, 2016	522,710	$45.10
Granted	216,655	66.61
Vested	(186,367)	47.29
Expired or forfeited	(6,950)	50.29
Non-vested at June 30, 2017	546,048	$52.82

As of June 30, 2017, the total unrecognized compensation cost related to unvested restricted stock was $9,708 and is expected to be recognized over a weighted average period of 1.5 years.

The transactions for shares under options for the nine months ended June 30, 2017 were as follows:

	Shares	Weighted- average exercise price	Weighted- average remaining contractual term	Aggregate intrinsic value
Outstanding, September 30, 2016	77,733	$40.56
Exercised	(333)	40.56
Expired or forfeited	(77,400)	40.56
Outstanding, June 30, 2017	—	—	—	$—
Exercisable, June 30, 2017	—	$—	—	$—
No options vested during the three-month and nine-month periods ended June 30, 2017 and 2016, respectively.  The intrinsic value of options (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during the nine-month periods ended June 30, 2017 and 2016 was $9 and $2,087, respectively.
The transactions for non-vested options for the nine-months ended June 30, 2017 were as follows:

		Weighted-average grant-date
	Shares	fair value
Non-vested at September 30, 2016	77,400	$12.29
Expired or forfeited	(77,400)	12.29
Non-vested at June 30, 2017	—	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 6.   Share-Based Payments (continued)

The fair value of each restricted stock grant is estimated on the date of grant using a binomial lattice valuation model.  The following table indicates the assumptions used in estimating the fair value of restricted stock granted during the nine-month periods ended June 30, 2017 and 2016.

	Nine Months Ended June 30,
	2017	2016
Expected volatility	20.2%	20.7%
Dividend yield	1.1%	1.0%
Average risk-free interest rate	1.7%	1.7%
Average expected term (years)	2.1	2.1

The risk-free interest rate is based on United States Treasury yields at the date of grant. The dividend yield is based on the most recent dividend payment and average stock price over the 12 months prior to the grant date.  Expected volatilities are based on the historical volatility of the Company's stock price.  The expected term for grants in the years ended September 30, 2017, 2016 and 2015 represents an estimate of the average period of time for restricted shares to vest.  The option characteristics for each grant are considered separately for valuation purposes.

The Company maintains the 1994 Director Fee Plan and the Amended and Restated 2014 Director Fee Plan (collectively, the "Director Fee Plans").  There will be no further fees or share-based awards granted under the 1994 Director Fee Plan.  Under the Amended and Restated 2014 Director Fee Plan, non-employee directors (except for the Chairman of the Board) each receive, as an annual retainer fee for fiscal 2017, either cash or shares of the Company's Class A Common Stock with a value equal to $75.  The annual retainer fee for fiscal 2017 paid to a non-employee Chairman of the Board is $175.  Where the annual retainer fee is provided in shares, each director may elect to be paid these shares on a current basis or have such shares credited to a deferred stock account as phantom stock, with such shares to be paid to the director subsequent to leaving the Board.  The value of deferred shares is recorded in other liabilities.  A total of 16,100 shares had been deferred under the Director Fee Plans as of June 30, 2017.  Additionally, non-employee directors each receive an annual stock-based grant (non-statutory stock options, stock appreciation rights and/or restricted shares) with a value of $125 for fiscal 2017.  A total of 22,300 stock options have been granted under the Director Fee Plans.  At June 30, 2017, there were no options outstanding. Additionally, 161,724 shares of restricted stock have been granted under the Director Fee Plans, 58,574 of which were issued under the Amended and Restated 2014 Director Fee Plan.  25,157 share of restricted stock are unvested at June 30, 2017.  A total of 150,000 shares have been authorized to be issued under the Amended and Restated 2014 Director Fee Plan.

Note 7.   Earnings Per Share Attributable to Matthews' Shareholders

The information used to compute earnings per share attributable to Matthews' common shareholders was as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Net income attributable to Matthews shareholders	$29,485	$23,915	$53,493	$42,886

Weighted-average shares outstanding (in thousands):
Basic shares	32,255	32,542	32,248	32,795
Effect of dilutive securities	317	207	348	254
Diluted shares	32,572	32,749	32,596	33,049

Anti-dilutive securities excluded from the dilution calculation were insignificant for the three and nine months ended June 30, 2017 and 2016.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 8.   Pension and Other Postretirement Benefit Plans

The Company provides defined benefit pension and other postretirement plans to certain employees. Net periodic pension and other postretirement benefit cost for the plans included the following:

	Three months ended June 30,
	Pension		Other Postretirement
	2017	2016	2017	2016

Service cost	$2,138	$1,813	$98	$101
Interest cost	1,841	2,406	157	211
Expected return on plan assets	(2,312)	(2,407)	—	—
Amortization:
Prior service cost	(45)	(46)	(49)	(49)
Net actuarial loss	2,509	1,866	—	—

Net benefit cost	$4,131	$3,632	$206	$263

	Nine months ended June 30,
	Pension		Other Postretirement
	2017	2016	2017	2016

Service cost	$6,414	$5,439	$294	$303
Interest cost	5,523	7,218	471	633
Expected return on plan assets	(6,936)	(7,221)	—	—
Amortization:
Prior service cost	(135)	(138)	(147)	(147)
Net actuarial loss	7,527	5,598	—	—

Net benefit cost	$12,393	$10,896	$618	$789

On September 30, 2016, the Company changed the method used to estimate the service and interest components of net periodic benefit cost for its pensions. Historically, the Company estimated these service and interest cost components utilizing a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period. Matthews has elected to utilize a full yield curve approach in the estimation of these components by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows. This change is being made to provide a more precise measurement of service and interest costs by improving the correlation between projected benefit cash flows to the corresponding spot yield curve rates. This change does not affect the measurement of the total benefit obligations. The Company has accounted for this change as a change in accounting estimate that is inseparable from a change in accounting principle and accordingly, is recognizing its effects prospectively beginning in fiscal 2017. The impact of this change was not material for the three and nine months ended June 30, 2017.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 8.   Pension and Other Postretirement Benefit Plans (continued)

Benefit payments under the Company's principal retirement plan are made from plan assets, while benefit payments under the postretirement benefit plan are made from the Company's operating funds.  Under IRS regulations, the Company was required to make contributions of $5,110 to its principal retirement plan in fiscal year 2017, which the Company has fully contributed in the third quarter. The Company is not required to make any additional significant contributions to its principal retirement plan for the remainder of fiscal 2017.

Contributions made and anticipated for fiscal year 2017 are as follows:

Contributions	Pension	Other Postretirement

Contributions during the nine months ended June 30, 2017:
Principal retirement plan	$5,110	$—
Supplemental retirement plan	543	—
Other postretirement plan	—	552

Additional contributions expected in fiscal 2017:
Principal retirement plan	$—	$—
Supplemental retirement plan	217	—
Other postretirement plan	—	596

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 9.   Accumulated Other Comprehensive Income

The changes in AOCI by component, net of tax, for the three-month periods ended June 30, 2017 and 2016 were as follows:

		Post-retirement benefit plans	Currency translation adjustment		Derivatives	Total
Attributable to Matthews:
Balance, March 31, 2017		$(53,052)	$(149,493)		$2,707	$(199,838)
OCI before reclassification		—	32,261		(353)	31,908
Amounts reclassified from AOCI	(a)	1,422	—	(b)	(187)	1,235
Net current-period OCI		1,422	32,261		(540)	33,143
Balance, June 30, 2017		$(51,630)	$(117,232)		$2,167	$(166,695)
Attributable to noncontrolling interest:
Balance, March 31, 2017		—	$345		—	$345
OCI before reclassification		—	121		—	121
Net current-period OCI		—	121		—	121
Balance, June 30, 2017		—	$466		—	$466

		Post-retirement benefit plans	Currency translation adjustment		Derivatives	Total
Attributable to Matthews:
Balance, March 31, 2016		$(41,314)	$(99,261)		$(3,505)	$(144,080)
OCI before reclassification		—	(23,692)		(2,074)	(25,766)
Amounts reclassified from AOCI	(a)	1,098	—	(b)	518	1,616
Net current-period OCI		1,098	(23,692)		(1,556)	(24,150)
Balance, June 30, 2016		$(40,216)	$(122,953)		$(5,061)	$(168,230)
Attributable to noncontrolling interest:
Balance, March 31, 2016		—	$312		—	$312
OCI before reclassification		—	(57)		—	(57)
Net current-period OCI		—	(57)		—	(57)
Balance, June 30, 2016		—	$255		—	$255

(a)	Amounts were included in net periodic benefit cost for pension and other postretirement benefit plans (see Note 8).

(b)	Amounts were included in interest expense in the periods the hedged item affected earnings (see Note 5).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 9.   Accumulated Other Comprehensive Income (continued)

The changes in AOCI by component, net of tax, for the nine-month periods ended June 30, 2017 and 2016 were as follows:

		Post-retirement benefit plans	Currency translation adjustment		Derivatives	Total
Attributable to Matthews:
Balance, September 30, 2016		$(56,050)	$(122,259)		$(3,559)	$(181,868)
OCI before reclassification		—	5,027		6,712	11,739
Amounts reclassified from AOCI	(a)	4,420	—	(b)	(986)	3,434
Net current-period OCI		4,420	5,027		5,726	15,173
Balance, June 30, 2017		$(51,630)	$(117,232)		$2,167	$(166,695)
Attributable to noncontrolling interest:
Balance, September 30, 2016		—	$277		—	$277
OCI before reclassification		—	189		—	189
Net current-period OCI		—	189		—	189
Balance, June 30, 2017		—	$466		—	$466

		Post-retirement benefit plans	Currency translation adjustment		Derivatives	Total
Attributable to Matthews:
Balance, September 30, 2015		$(43,474)	$(104,604)		$(2,248)	$(150,326)
OCI before reclassification		—	(18,349)		(4,292)	(22,641)
Amounts reclassified from AOCI	(a)	3,258	—	(b)	1,479	4,737
Net current-period OCI		3,258	(18,349)		(2,813)	(17,904)
Balance, June 30, 2016		$(40,216)	$(122,953)		$(5,061)	$(168,230)
Attributable to noncontrolling interest:
Balance, September 30, 2015		—	$366		—	$366
OCI before reclassification		—	(111)		—	(111)
Net current-period OCI		—	(111)		—	(111)
Balance, June 30, 2016		—	$255		—	$255

(a)	Amounts were included in net periodic benefit cost for pension and other postretirement benefit plans (see Note 8).

(b)	Amounts were included in interest expense in the periods the hedged item affected earnings (see Note 5).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 9.   Accumulated Other Comprehensive Income (continued)

Reclassifications out of AOCI for the three and nine-month periods ended June 30, 2017 were as follows:

	Amount reclassified from AOCI
Details about AOCI Components	Three Months Ended June 30, 2017		Nine Months Ended June 30, 2017	Affected line item in the Statement of income

Postretirement benefit plans
Prior service (cost) credit	$94	(a)	$282
Actuarial losses	(2,509)	(a)	(7,527)
	(2,415)	(b)	(7,245)	Income before income tax
	(993)		(2,825)	Income taxes
	$(1,422)		$(4,420)	Net income
Derivatives
Interest rate swap contracts	$306		$1,616	Interest expense
	306	(b)	1,616	Income before income tax
	119		630	Income taxes
	$187		$986	Net income

(a)
Amounts are included in the computation of pension and other postretirement benefit expense, which is reported in both cost of goods sold and selling and administrative expenses.  For additional information, see Note 8.

(b)	For pre-tax items, positive amounts represent income and negative amounts represent expense.

Reclassifications out of AOCI for the three and nine-month periods ended June 30, 2016 were as follows:

	Amount reclassified from AOCI
Details about AOCI Components	Three Months Ended June 30, 2016		Nine Months Ended June 30, 2016	Affected line item in the Statement of income

Postretirement benefit plans
Prior service (cost) credit	$95	(a)	$285
Actuarial losses	(1,866)	(a)	(5,598)
	(1,771)	(b)	(5,313)	Income before income tax
	(673)		(2,055)	Income taxes
	$(1,098)		$(3,258)	Net income
Derivatives
Interest rate swap contracts	$(848)		$(2,424)	Interest expense
	(848)	(b)	(2,424)	Income before income tax
	(330)		(945)	Income taxes
	$(518)		$(1,479)	Net income

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 10.   Income Taxes

Income tax provisions for the Company's interim periods are based on the effective income tax rate expected to be applicable for the full year. The Company's effective tax rate for the nine months ended June 30, 2017 was 25.9%, compared to 31.2% for the nine months ended June 30, 2016. Fiscal 2017 reflects the benefits from organizational structure changes, primarily initiated in connection with acquisition integration, and the impact of other tax benefits specific to the current period. The difference between the Company's fiscal 2017 third quarter effective tax rate and the Federal statutory rate of 35.0% primarily reflected lower foreign income taxes and discrete tax benefits, offset by the impact of state taxes.

The Company had unrecognized tax benefits (excluding penalties and interest) of $7,848 and $13,820 on June 30, 2017 and September 30, 2016, respectively. The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate were $6,858 and $6,663 at June 30, 2017 and September 30, 2016, respectively.

The Company classifies interest and penalties on tax uncertainties as a component of the provision for income taxes. Total penalties and interest accrued were $2,397 and $2,088 at June 30, 2017 and September 30, 2016, respectively.  These accruals may potentially be applicable in the event of an unfavorable outcome of uncertain tax positions.

The Company is currently under examination in several tax jurisdictions and remains subject to examination until the statute of limitations expires for those tax jurisdictions.  As of June 30, 2017, the tax years that remain subject to examination by major jurisdiction generally are:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 11.   Segment Information (continued)

Information about the Company's segments is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Sales:
SGK Brand Solutions	$200,606	$199,633	$566,527	$562,308
Memorialization	155,837	152,815	463,567	457,802
Industrial Technologies	33,187	29,613	89,450	83,359
	$389,630	$382,061	$1,119,544	$1,103,469

Operating profit:
SGK Brand Solutions	$11,390	$17,853	$19,941	$26,108
Memorialization	23,454	20,900	60,759	48,059
Industrial Technologies	1,942	1,917	1,977	4,976
	$36,786	$40,670	$82,677	$79,143

Note 12.   Acquisitions

On March 1, 2017, the Company acquired GJ Creative Limited ("Equator") for £30.5 million ($37,596) (net of cash acquired). Equator provides design expertise capable of taking brands from creation to shelf under one roof, and is included in the Company's SGK Brand Solutions segment. The preliminary purchase price allocation related to the Equator acquisition is not finalized as of June 30, 2017, and is subject to changes as the Company obtains additional information related to working capital items, fixed assets, intangible assets, and other assets and liabilities.

On February 28, 2017, the Company acquired certain net assets of RAF Technology, Inc. ("RAF") for $8,746 (net of cash acquired, subject to a working capital true-up). RAF is a global leader in pattern and optical character recognition software, and is included in the Company's Industrial Technologies segment. The preliminary purchase price allocation related to the RAF acquisition is not finalized as of June 30, 2017, and is subject to changes as the Company obtains additional information related to working capital items, intangible assets and other assets and liabilities.

On January 13, 2017, the Company acquired VCG (Holdings) Limited ("VCG") for £8.8 million ($10,695) (net of cash acquired). VCG is a leading graphics, plate-making, and creative design company and is included in the Company's SGK Brand Solutions segment. The preliminary purchase price allocation related to the VCG acquisition is not finalized as of June 30, 2017, and is subject to change as the Company obtains additional information related to working capital items, fixed assets, intangible assets, and other assets and liabilities.

On January 3, 2017, the Company acquired A. + E. Ungricht GmbH + Co KG ("Ungricht") for €22.7 million ($23,736) (net of cash acquired, subject to a working capital true-up). Ungricht is a leading European provider of pre-press services and gravure printing forms, located in Germany, and is included in the Company's SGK Brand Solutions segment. The preliminary purchase price allocation related to the Ungricht acquisition is not finalized as of June 30, 2017, and is subject to change as the Company obtains additional information related to working capital items, fixed assets, intangible assets, and other assets and liabilities.

On November 30, 2016, the Company acquired Guidance Automation Limited ("Guidance") for £8.0 million ($9,974) (net of cash acquired). Guidance provides technological solutions for autonomous warehouse vehicles and is included in the Company's Industrial Technologies segment.  The preliminary purchase price allocation related to the Guidance acquisition is not finalized as of June 30, 2017, and is subject to change as the Company obtains additional information related to working capital items, fixed assets, intangible assets, and other assets and liabilities.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 13.   Goodwill and Other Intangible Assets

A summary of the carrying amount of goodwill attributable to each segment as well as the changes in such amounts are as follows:

	SGK Brand Solutions	Memorialization	Industrial Technologies	Consolidated

Goodwill	$458,510	$347,116	$56,615	$862,241
Accumulated impairment losses	(5,752)	(5,000)	—	(10,752)
Balance at September 30, 2016	452,758	342,116	56,615	851,489

Additions during period	16,059	—	11,727	27,786
Translation and other adjustments	5,261	(738)	947	5,470
Goodwill	479,830	346,378	69,289	895,497
Accumulated impairment losses	(5,752)	(5,000)	—	(10,752)
Balance at June 30, 2017	$474,078	$341,378	$69,289	$884,745
The Company performed its annual impairment review in the second quarter of fiscal 2017 and has determined that estimated fair value for all reporting units exceeded carrying value, therefore no adjustments to the carrying value of goodwill were necessary.
The following tables summarize the carrying amounts and related accumulated amortization for intangible assets as of June 30, 2017 and September 30, 2016, respectively.

	Carrying Amount	Accumulated Amortization		Net
June 30, 2017:
Trade names	$168,467	$—	*	$168,467
Trade names	2,389	(1,852)		537
Customer relationships	335,079	(78,257)		256,822
Copyrights/patents/other	14,144	(11,112)		3,032
	$520,079	$(91,221)		$428,858

September 30, 2016:
Trade names	$168,467	$—	*	$168,467
Trade names	1,814	(1,802)		12
Customer relationships	286,595	(61,706)		224,889
Copyrights/patents/other	11,066	(10,593)		473
*Not subject to amortization	$467,942	$(74,101)		$393,841

The net change in intangible assets during the nine months ended June 30, 2017 included the impact of foreign currency fluctuations during the period, additional amortization, and additions related to the Guidance, Ungricht, VCG, RAF and Equator acquisitions.

Amortization expense on intangible assets was $6,364 and $5,235 for the three-month periods ended June 30, 2017 and 2016, respectively.  For the nine-month periods ended June 30, 2017 and 2016, amortization expense was $16,939 and $15,641, respectively. Amortization expense is estimated to be $6,579 for the remainder of fiscal 2017, $24,273 in 2018, $23,093 in 2019, $21,940 in 2020 and $21,145 in 2021.

Note 14. Legal Matter

During the third quarter of fiscal 2017, the Company received $10,000 of insurance proceeds (the full extent of its insurance coverage) related to the previously disclosed theft of funds by a former employee initially identified in fiscal 2015. Efforts toward recoveries from other potential sources are still ongoing.

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

RESULTS OF OPERATIONS:

The following table sets forth the sales and operating profit for the Company's three reporting segments for the three and nine-month periods ended June 30, 2017 and 2016.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Sales:	(Dollar amounts in thousands)
SGK Brand Solutions	$200,606	$199,633	$566,527	$562,308
Memorialization	155,837	152,815	463,567	457,802
Industrial Technologies	33,187	29,613	89,450	83,359
	$389,630	$382,061	$1,119,544	$1,103,469

Operating profit:
SGK Brand Solutions	$11,390	$17,853	$19,941	$26,108
Memorialization	23,454	20,900	60,759	48,059
Industrial Technologies	1,942	1,917	1,977	4,976
	$36,786	$40,670	$82,677	$79,143

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

Sales for the nine months ended June 30, 2017 were $1.12 billion, compared to $1.10 billion for the nine months ended June 30, 2016.  The increase in fiscal 2017 sales principally reflected higher sales of cemetery memorial products and cremation equipment, increased sales in the U.K. and Asia brand markets, and the benefits from recently completed acquisitions (see "Acquisitions" below). These increases were partially offset by slower market conditions in North America and Europe for the SGK Brand Solutions segment, lower unit sales of caskets, and the unfavorable impact of changes in foreign currencies against the U.S. dollar of $16.3 million compared to a year ago.

In the SGK Brand Solutions segment, sales for the first nine months of fiscal 2017 were $566.5 million, compared to $562.3 million for the first nine months of fiscal 2016.  The increase in sales resulted from higher sales of merchandising display projects, sales growth in the U.K. and Asia Pacific markets, and the completion of three acquisitions during the second quarter of fiscal 2017. These sales increases were partially offset by slower brand market conditions in the U.S. and Europe, and the unfavorable impact of changes in foreign currency values against the U.S. dollar of approximately $14.8 million. Memorialization segment sales for the first nine months of fiscal 2017 were $463.6 million, compared to $457.8 million for the first nine months of fiscal 2016.  The sales increase reflected higher sales of cemetery memorial products and cremation equipment, partially offset by lower unit sales of caskets (reflecting an estimated decline in U.S. casketed deaths). Industrial Technologies segment sales were $89.5 million for the first nine months of fiscal 2017, compared to $83.4 million for the first nine months of fiscal 2016. The increase reflected higher sales of marking products and OEM solutions, and the favorable impact of recently completed acquisitions, partially offset by lower sales of fulfillment systems and the unfavorable impact of changes in foreign currency values against the U.S. dollar of approximately $890,000.

Gross profit for the nine months ended June 30, 2017 was $409.8 million, compared to $409.6 million for the same period a year ago.  Consolidated gross profit as a percent of sales was 36.6% and 37.1% for the first nine months of fiscal 2017 and fiscal 2016, respectively.   The increase in gross profit reflected the impact of higher sales, the benefits of productivity initiatives, and realization of acquisition synergies, partially offset by unfavorable changes in foreign currency values against the U.S. dollar. Fiscal 2017 gross profit also included an expense of $1.9 million for the write-off of inventory step-up value related to the current year acquisitions. Fiscal 2016 gross profit included an expense of approximately $4.0 million for the partial write-off of inventory step-up value related to the acquisition of Aurora Products Group, LLC ("Aurora") in August 2015.

Selling and administrative expenses for the nine months ended June 30, 2017 were $327.1 million, compared to $330.5 million for the first nine months of fiscal 2016.  Consolidated selling and administrative expenses, as a percent of sales, were 29.2% for the nine months ended June 30, 2017, compared to 29.9% for the same period last year.  The decrease in selling and administrative expenses reflected the benefits from cost-reduction initiatives, including acquisition integration synergies.  The decrease in fiscal 2017 selling and administrative expenses was partially offset by $3.3 million of incremental stock-based compensation expense that was recognized in the first fiscal quarter of the current year as a result of required accounting treatment for retirement-eligible employees. In addition, fiscal 2017 selling and administrative expenses included an increase of $2.2 million in intangible asset amortization related to recently completed acquisitions. Selling and administrative expenses also included acquisition integration and related systems-integration costs, and other charges totaling $22.7 million in fiscal 2017, compared to $23.0 million in fiscal 2016.

Operating profit for the nine months ended June 30, 2017 was $82.7 million, compared to $79.1 million for the nine months ended June 30, 2016.  The SGK Brand Solutions segment operating profit for the first nine months of fiscal 2017 was $19.9 million, compared to $26.1 million for the same period a year ago.  The decrease in segment operating profit reflected slower market conditions in North America and Europe, and the unfavorable impact of changes in foreign currencies against the U.S. dollar of approximately $1.5 million, partially offset by the favorable impact of recent acquisitions. Additionally, fiscal 2017 operating profit for the SGK Brand Solutions segment included acquisition integration costs and other charges totaling $17.9 million, compared to $18.7 million in fiscal 2016. Fiscal 2017 segment operating profit also included an increase of $1.9 million in intangible asset amortization related to recently completed acquisitions. Memorialization segment operating profit for the first nine months of fiscal 2017 was $60.8 million, compared to $48.1 million for the first nine months of fiscal 2016.  The increase in segment operating profit reflected higher cemetery memorial and cremation equipment sales, and the benefits of acquisition synergies and other productivity initiatives, partially offset by the impact of lower casket sales. Fiscal 2017 operating profit for the Memorialization segment also included acquisition integration costs and other charges totaling $7.0 million, compared to $8.0 million in fiscal 2016. Operating profit for the Industrial Technologies segment for the nine months ended June 30, 2017 was $2.0 million, compared to $5.0 million for the same period a year ago, primarily reflecting lower sales (excluding acquisitions), lower margins on fulfillment sales, increased investments in product development, and acquisition and systems integration costs of $753,000 in fiscal 2017.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

Investment income was $1.5 million for both the nine months ended June 30, 2017 and June 30, 2016, principally reflecting the return on investments held in trust for certain of the Company's benefit plans.  Interest expense for the first nine months of fiscal 2017 was $19.8 million, compared to $18.1 million for the same period last year.  The increase in interest expense reflected higher average interest rates in the current fiscal year and an increase in average borrowing levels, primarily related to the funding of acquisitions.  Other income and deductions, net, for the nine months ended June 30, 2017 represented an increase in pre-tax income of $7.2 million, compared to a decrease in pre-tax income of $606,000 for the same period last year.  Other income and deductions generally include banking-related fees and the impact of currency gains and losses on certain intercompany debt and foreign denominated cash balances.  Fiscal 2017 other income and deductions also included loss recoveries of $10.0 million related to the previously disclosed theft of funds by a former employee initially identified in fiscal 2015. Efforts toward recoveries from other potential sources are still ongoing.

The Company's effective tax rate for the nine months ended June 30, 2017 was 25.9%, compared to 31.2% for the first nine months of fiscal 2016, and 30.5% for the fiscal 2016 full year. Fiscal 2017 reflects the benefits of organizational structure changes, primarily initiated in connection with acquisition integration, and the impact of other tax benefits specific to the current period. The difference between the Company's effective tax rate and the Federal statutory rate of 35.0% primarily reflected lower foreign income taxes and discrete tax benefits, offset by the impact of state taxes.

Net losses attributable to noncontrolling interests was $343,000 for the nine months ended June 30, 2017, compared to $325,000 for the same period a year ago.  The net losses attributable to noncontrolling interests primarily reflected losses in less than wholly-owned Memorialization and Industrial Technologies businesses.

LIQUIDITY AND CAPITAL RESOURCES:

Net cash provided by operating activities was $95.8 million for the first nine months of fiscal 2017, compared to $98.4 million for the first nine months of fiscal 2016.  Operating cash flow for both periods reflected net income adjusted for depreciation, amortization, stock-based compensation expense and non-cash pension expense.  Net changes in working capital items, which reflected increases in inventory and changes in other accounts, resulted in a use of working capital of approximately $2.9 million in the first nine months of fiscal 2017.  Net changes in working capital items, which principally related to decreases in inventory and accounts payable, and increases in accrued income taxes and other current liabilities, resulted in a source of working capital of approximately $6.6 million in the first nine months of fiscal 2016.

Cash used in investing activities was $127.7 million for the nine months ended June 30, 2017, compared to $38.3 million for the nine months ended June 30, 2016.  Investing activities for the first nine months of fiscal 2017 primarily reflected capital expenditures of $32.2 million, and acquisition payments (net of cash acquired or received from sellers) totaling $96.3 million.  Investing activities for the first nine months of fiscal 2016 primarily reflected capital expenditures of $32.7 million, and acquisition payments (net of cash acquired or received from sellers) of $6.9 million.

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

Cash provided by financing activities for the nine months ended June 30, 2017 was $33.2 million, primarily reflecting proceeds, net of repayments, on long-term debt of $61.1 million, treasury stock purchases of $11.7 million, and dividends of $16.2 million to the Company's shareholders.  Cash used in financing activities for the nine months ended June 30, 2016 was $57.2 million, primarily reflecting proceeds, net of repayments, on long-term debt of $16.4 million, proceeds from stock option exercises of $5.2 million, treasury stock purchases of $57.9 million, dividends of $14.4 million to the Company's shareholders, acquisition of noncontrolling interest of $4.2 million, and payment of deferred financing fees of $2.3 million.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

The Company has a domestic credit facility with a syndicate of financial institutions that includes a $900.0 million senior secured revolving credit facility and a $250.0 million senior secured amortizing term loan. The term loan requires scheduled principal payments of 5.0% of the outstanding principal in year one, 7.5% in year two, and 10.0% in years three through five, payable in quarterly installments.  The balance of the revolving credit facility and the term loan are due on the maturity date of April 26, 2021. Borrowings under both the revolving credit facility and the term loan bear interest at LIBOR plus a factor ranging from 0.75% to 2.00% (1.75% at June 30, 2017) based on the Company's leverage ratio.  The leverage ratio is defined as net indebtedness divided by adjusted EBITDA (earnings before interest, taxes, depreciation and amortization).  The Company is required to pay an annual commitment fee ranging from 0.15% to 0.25% (based on the Company's leverage ratio) of the unused portion of the revolving credit facility.

The domestic credit facility requires the Company to maintain certain leverage and interest coverage ratios. A portion of the facility (not to exceed $35.0 million) is available for the issuance of trade and standby letters of credit. Outstanding borrowings on the revolving credit facility at June 30, 2017 and September 30, 2016 were $545.0 million and $608.0 million, respectively. Outstanding borrowings on the term loan at June 30, 2017 and September 30, 2016 were $237.1 million and $246.4 million, respectively. The weighted-average interest rate on outstanding borrowings for the domestic credit facility at June 30, 2017 and June 30, 2016 was 2.89% and 2.55%, respectively.

During the third quarter of fiscal 2017, the Company entered into a two-year $115.0 million accounts receivable securitization facility (the "Securitization Facility") with certain financial institutions. Under the Securitization Facility, the Company and certain of its domestic subsidiaries sell, on a continuous basis without recourse, their trade receivables to Matthews Receivables Funding Corporation, LLC (“Matthews RFC”), a wholly-owned bankruptcy-remote subsidiary of the Company. Matthews RFC in turn assigns a collateral interest in these receivables to certain financial institutions, and then may borrow funds under the Securitization Facility. The Securitization Facility does not qualify for sale treatment. Accordingly, the trade receivables and related debt obligations remain on the Company's Consolidated Balance Sheet. Borrowings under the Securitization Facility bear interest at LIBOR plus 0.75%. The Company is required to pay an annual commitment fee ranging from 0.25% to 0.35% of the unused portion of the Securitization Facility. The company had $102.9 million in outstanding borrowings under the Securitization Facility as of June 30, 2017. At June 30, 2017, the interest rate on borrowings under this facility was 1.97%.

The following table presents information related to interest rate contracts entered into by the Company and designated as cash flow hedges (dollar amounts in thousands):

	June 30, 2017	September 30, 2016
Pay fixed swaps - notional amount	$393,750	$403,125
Net unrealized gain (loss)	$3,552	$(5,834)
Weighted-average maturity period (years)	3.4	3.9
Weighted-average received rate	1.22%	0.53%
Weighted-average pay rate	1.30%	1.26%

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

The fair value of the interest rate swaps reflected an unrealized gain, net of unrealized losses, of $3.6 million ($2.2 million after tax) at June 30, 2017 and an unrealized loss, net of unrealized gains, of $5.8 million ($3.6 million after tax) at September 30, 2016. The net unrealized gain/loss is included in shareholders' equity as part of accumulated other comprehensive income ("AOCI").  Assuming market rates remain constant with the rates at June 30, 2017, a gain (net of tax) of approximately $564,000 included in AOCI is expected to be recognized in earnings over the next twelve months.

The Company, through certain of its European subsidiaries, has a credit facility with a European bank.  The maximum amount of borrowing available under this facility is €35.0 million ($40.0 million). Outstanding borrowings under the credit facility totaled €18.6 million ($21.3 million) at June 30, 2017. There were no outstanding borrowings under the credit facility at September 30, 2016.  The weighted-average interest rate on outstanding borrowings under this facility at June 30, 2017 and 2016 was 1.75%.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

In November 2016, the Company’s German subsidiary, Matthews Europe GmbH & Co. KG, issued €15.0 million ($17.1 million at June 30, 2017) of senior unsecured notes with European banks.  The notes are guaranteed by Matthews International Corporation and mature in November 2019.  A portion of the notes (€5.0 million) have a fixed interest rate of 1.40%, and the remainder bear interest at Euro LIBOR plus 1.40%.  The weighted-average interest rate on the notes at June 30, 2017 was 1.40%.

The Company, through its Italian subsidiary, Matthews International S.p.A., has several loans with various Italian banks.  Outstanding borrowings on these loans totaled €2.8 million ($3.2 million) and €3.2 million ($3.5 million) at June 30, 2017 and September 30, 2016, respectively.  Matthews International S.p.A. also has multiple lines of credit totaling €11.3 million ($12.9 million) with the same Italian banks.  Outstanding borrowings on these lines were €5.2 million ($5.9 million) and €5.2 million ($5.8 million) at June 30, 2017 and September 30, 2016, respectively.  The weighted-average interest rate on outstanding Matthews International S.p.A. borrowings at June 30, 2017 and 2016 was 2.55% and 3.44%, respectively.

Other debt totaled $3.8 million and $4.6 million at June 30, 2017 and September 30, 2016, respectively. The weighted-average interest rate on these outstanding borrowings was 2.25% and 5.71% at June 30, 2017 and 2016, respectively.

In September 2014, a demand was filed by a customer seeking to draw upon a letter of credit issued by the Company of £8.6 million ($11.1 million at June 30, 2017) with respect to a performance guarantee on a project in Saudi Arabia. Management assessed the customer's demand to be without merit and initiated an action with the court in the United Kingdom (the "Court"). Pursuant to this action, an order was issued by the Court in January 2015 requiring that, upon receipt by the customer, the funds were to be remitted by the customer to the Court pending resolution of the dispute between the parties. As a result, the Company made payment on the draw to the financial institution for the letter of credit and the funds were ultimately received by the customer. The customer did not remit the funds to the Court as ordered. On June 14, 2016, the Court ruled completely in favor of Matthews following a trial on the merits. However, as the customer has neither yet remitted the funds nor complied with the final, un-appealed orders of the Court, it is possible the resolution of this matter could have an unfavorable financial impact on Matthews’ results of operations. If non-compliance with the Court orders continues for the remainder of this fiscal year, the Company will reassess collectability related to this matter. As of June 30, 2017 and September 30, 2016, the Company has presented the funded letter of credit within other current assets on the Consolidated Balance Sheet.

The Company has a stock repurchase program.  Under the current authorization, the Company's Board of Directors has authorized the repurchase of a total of 5,000,000 shares of Matthews' common stock under the program, of which 1,854,538 shares remain available for repurchase as of June 30, 2017.  The buy-back program is designed to increase shareholder value, enlarge the Company's holdings of its common stock, and add to earnings per share.  Repurchased shares may be retained in treasury, utilized for acquisitions, or reissued to employees or other purchasers, subject to the restrictions set forth in the Company's Restated Articles of Incorporation.

Consolidated working capital of the Company was $326.1 million at June 30, 2017, compared to $314.8 million at September 30, 2016.  Cash and cash equivalents were $56.8 million at June 30, 2017, compared to $55.7 million at September 30, 2016.  The Company's current ratio was 2.1 and 2.2 at June 30, 2017 and September 30, 2016, respectively.

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

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

At June 30, 2017, an accrual of approximately $3.3 million had been recorded for environmental remediation (of which $1.0 million was classified in other current liabilities), representing management's best estimate of the probable and reasonably estimable costs of known remediation obligations for one of the Company's subsidiaries.  The accrual does not consider the effects of inflation and anticipated expenditures are not discounted to their present value.  Changes in the accrued environmental remediation obligation from the prior fiscal year reflect payments charged against the accrual.

While final resolution of these contingencies could result in costs different than current accruals, management believes the ultimate outcome will not have a significant effect on the Company's consolidated results of operations or financial position.

ACQUISITIONS:

On March 1, 2017, the Company acquired GJ Creative Limited ("Equator") for £30.5 million ($37.6 million) (net of cash acquired). Equator provides design expertise capable of taking brands from creation to shelf under one roof, and is included in the Company's SGK Brand Solutions segment. The preliminary purchase price allocation related to the Equator acquisition is not finalized as of June 30, 2017, and is subject to changes as the Company obtains additional information related to working capital items, fixed assets, intangible assets, and other assets and liabilities.

On February 28, 2017, the Company acquired certain net assets of RAF Technology, Inc. ("RAF") for $8.7 million (net of cash acquired, subject to a working capital true-up). RAF is a global leader in pattern and optical character recognition software, and is included in the Company's Industrial Technologies segment. The preliminary purchase price allocation related to the RAF acquisition is not finalized as of June 30, 2017, and is subject to changes as the Company obtains additional information related to working capital items, intangible assets and other assets and liabilities.

On January 13, 2017, the Company acquired VCG (Holdings) Limited ("VCG") for £8.8 million ($10.7 million) (net of cash acquired). VCG is a leading graphics, plate-making, and creative design company and is included in the Company's SGK Brand Solutions segment. The preliminary purchase price allocation related to the VCG acquisition is not finalized as of June 30, 2017, and is subject to change as the Company obtains additional information related to working capital items, fixed assets, intangible assets, and other assets and liabilities.

On January 3, 2017, the Company acquired A. + E. Ungricht GmbH + Co KG ("Ungricht") for €22.7 million ($23.7 million) (net of cash acquired, subject to a working capital true-up). Ungricht is a leading European provider of pre-press services and gravure printing forms, located in Germany, and is included in the Company's SGK Brand Solutions segment. The preliminary purchase price allocation related to the Ungricht acquisition is not finalized as of June 30, 2017, and is subject to change as the Company obtains additional information related to working capital items, fixed assets, intangible assets, and other assets and liabilities.

On November 30, 2016, the Company acquired Guidance Automation Limited ("Guidance") for £8.0 million ($10.0 million) (net of cash acquired). Guidance provides technological solutions for autonomous warehouse vehicles and is included in the Company's Industrial Technologies segment.  The preliminary purchase price allocation related to the Guidance acquisition is not finalized as of June 30, 2017, and is subject to change as the Company obtains additional information related to working capital items, fixed assets, intangible assets, and other assets and liabilities.

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

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

FORWARD-LOOKING INFORMATION:

The Company's current strategy to attain annual growth in earnings per share primarily consists of the following:  internal growth (which includes organic growth, cost structure and productivity improvements, new product development and the expansion into new markets with existing products), acquisitions and integration activities to achieve synergy benefits.

With respect to the remainder of fiscal 2017, the Company expects to continue to devote a significant level of effort to the integrations of recent acquisitions.  Due to the size of these acquisitions and the projected synergy benefits from integration, these efforts are anticipated to continue for an extended period of time.  The costs associated with these integrations will impact the Company's operating results for fiscal 2017.  Consistent with its practice, the Company plans to identify these costs on a quarterly basis as incurred.

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

LONG-TERM CONTRACTUAL OBLIGATIONS AND COMMITMENTS:

The following table summarizes the Company's contractual obligations at June 30, 2017, and the effect such obligations are expected to have on its liquidity and cash flows in future periods.

	Payments due in fiscal year:
	Total	2017 Remainder	2018 to 2019	2020 to 2021	After 2021
Contractual Cash Obligations:	(Dollar amounts in thousands)
Revolving credit facilities	$566,292	$—	$21,292	$545,000	$—
Securitization Facility	102,900	—	102,900	—	—
Senior secured term loan	237,144	4,688	45,313	187,143	—
Notes payable to banks	23,607	4,402	18,880	325	—
Short-term borrowings	6,477	1,619	4,858	—	—
Capital lease obligations	6,689	494	1,992	1,062	3,141
Non-cancelable operating leases	70,550	6,337	35,090	16,482	12,641

Total contractual cash obligations	$1,013,659	$17,540	$230,325	$750,012	$15,782

A significant portion of the loans included in the table above bear interest at variable rates.  At June 30, 2017, the weighted-average interest rate was 2.89% on the Company's domestic credit facility, 1.97% on the Company's Securitization Facility, 1.75% on the credit facility through the Company's European subsidiaries, 1.40% on notes issued by the Company's wholly-owned subsidiary, Matthews Europe GmbH & Co. KG, 2.55% on bank loans to the Company's wholly-owned subsidiary, Matthews International S.p.A, and 2.25% on other outstanding debt.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

Benefit payments under the Company's principal retirement plan are made from plan assets, while benefit payments under the supplemental retirement plan and postretirement benefit plan are funded from the Company's operating cash.  The Company is not required to make any additional contributions to its principal retirement plan in fiscal 2017.  During the nine months ended June 30, 2017, contributions of $5.1 million, $543,000 and $552,000 were made under the principal retirement plan, the supplemental retirement plan, and postretirement plan, respectively.  The Company currently anticipates contributing an additional $217,000 and $596,000 under the supplemental retirement plan and postretirement plan, respectively, for the remainder of fiscal 2017.

Unrecognized tax benefits are positions taken, or expected to be taken, on an income tax return that may result in additional payments to tax authorities.  If a tax authority agrees with the tax position taken, or expected to be taken, or the applicable statute of limitations expires, then additional payments will not be necessary.  As of June 30, 2017, the Company had unrecognized tax benefits, excluding penalties and interest, of approximately $7.8 million.  The timing of potential future payments related to the unrecognized tax benefits is not presently determinable. The Company believes that its current liquidity sources, combined with its operating cash flow and borrowing capacity, will be sufficient to meet its capital needs for the foreseeable future.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

Issued

In May 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2017-09, Compensation-Stock Compensation (Topic 718), which provides new guidance intended to clarify and reduce complexities in applying stock compensation guidance to a change to the terms or conditions of share-based payment awards. This ASU is effective for the Company beginning in fiscal year 2019. The Company is in the process of assessing the impact this ASU will have on its consolidated financial statements.

In February 2017, the FASB issued ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715), Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which provides new guidance intended to improve the disclosure requirements related to the service cost component of net benefit cost.  This ASU is effective for the Company beginning in fiscal year 2019. The adoption of this ASU is not expected to have a material impact on the Company's consolidated financial statements.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 815): Improvements to Employees Share-Based Payment Accounting, which provides new guidance intended to simplify the accounting surrounding share-based compensation. This ASU is effective for the Company beginning in interim periods starting in fiscal year 2018. The Company is in the process of assessing the impact this ASU will have on its consolidated financial statements.

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

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers: Topic 606. This ASU replaces nearly all existing U.S. GAAP guidance on revenue recognition. The standard prescribes a five-step model for recognizing revenue, the application of which will require significant judgment. The FASB issued ASU 2015-14 in August 2015 which resulted in a deferral of the original effective date of ASU 2014-09. During 2016, the FASB issued four ASUs that address implementation issues and correct or improve certain aspects of the new revenue recognition guidance, including ASU 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU 2016-10, Identifying Performance Obligations and Licensing, ASU 2016-12, Narrow-Scope Improvements and Practical Expedients and ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. These ASUs do not change the core principles in the revenue recognition guidance outlined above. ASU No. 2014-09 and the related ASUs referenced above are effective for Matthews beginning October 1, 2018. The Company is in the process of assessing the impact these ASUs will have on its consolidated financial statements.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk:

There have been no material changes in the Company’s market risk during the three and nine months ended June 30, 2017. For additional information see Item 7A - "Quantitative and Qualitative Disclosures About Market Risk" in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016.

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

Management, under the supervision and with the participation of our Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures in effect as of June 30, 2017. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2017, the Company's disclosure controls and procedures were effective to provide reasonable assurance that material information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, and that such information is recorded, summarized and properly reported within the appropriate time period, relating to the Company and its consolidated subsidiaries, required to be included in the Exchange Act reports, including this Quarterly Report on Form 10-Q.

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

Other than changes with respect to the SAP implementation described above, there have been no changes in the Company's internal controls over financial reporting that occurred during the fiscal quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

Item 2. Unrecognized Sales of Equity Securities and Use of Proceeds

Stock Repurchase Plan

The Company has a stock repurchase program.  The buy-back program is designed to increase shareholder value, enlarge the Company's holdings of its common stock, and add to earnings per share.  Repurchased shares may be retained in treasury, utilized for acquisitions, or reissued to employees or other purchasers, subject to the restrictions of the Company's Restated Articles of Incorporation.  Under the current authorization, the Company's Board of Directors had authorized the repurchase of a total of 5,000,000 shares of Matthews' common stock under the program, of which 1,854,538 shares remain available for repurchase as of June 30, 2017.

The following table shows the monthly fiscal 2017 stock repurchase activity:

Period	Total number of shares purchased	Weighted-average price paid per share	Total number of shares purchased as part of a publicly announced plan	Maximum number of shares that may yet be purchased under the plan
October 2016	—	$—	—	2,028,570
November 2016	83,293	67.49	83,293	1,945,277
December 2016	11,936	73.63	11,936	1,933,341
January 2017	—	—	—	1,933,341
February 2017	39,918	66.98	39,918	1,893,423
March 2017	—	—	—	1,893,423
April 2017	126	67.66	126	1,893,297
May 2017	38,499	63.70	38,499	1,854,798
June 2017	260	62.55	260	1,854,538
Total	174,032	$66.95	174,032

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

MATTHEWS INTERNATIONAL CORPORATION
(Registrant)

Date:	July 31, 2017	By: /s/ Joseph C. Bartolacci
Joseph C. Bartolacci, President
and Chief Executive Officer

Date:	July 31, 2017	By: /s/ Steven F. Nicola
Steven F. Nicola, Chief Financial Officer
and Secretary