Form 10-K
period 2017-09-30
MATTHEWS INTERNATIONAL CORP
filed 2017-11-21
CIK 63296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
__________________________________________________________________________________________________________________________
FORM 10‑K

☒	Annual Report Pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended September 30, 2017
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
 Yes ☐                No ☒
The aggregate market value of the Class A Common Stock held by non-affiliates of the registrant, based upon the closing sale price of the Class A Common Stock on the Nasdaq Global Select Market on March 31, 2017, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $2.1 billion.
As of October 31, 2017, shares of common stock outstanding were: Class A Common Stock 32,148,579 shares.
Documents incorporated by reference: Specified portions of the Proxy Statement for the 2018 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

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

ITEM 1.  BUSINESS.

Matthews, founded in 1850 and incorporated in Pennsylvania in 1902, is a provider principally of brand solutions, memorialization products and industrial technologies.  Brand solutions include brand development, deployment and delivery (consisting of brand management, pre-media services, printing plates and cylinders, and imaging services for consumer packaged goods and retail customers, merchandising display systems, and marketing and design services).  Memorialization products consist primarily of bronze and granite memorials and other memorialization products, caskets and cremation equipment primarily for the cemetery and funeral home industries.  Industrial technologies include marking and coding equipment and consumables, industrial automation solutions and order fulfillment systems for identifying, tracking, picking and conveying consumer and industrial products.

At October 31, 2017, the Company and its majority-owned subsidiaries had approximately 11,000 employees. The Company's principal executive offices are located at Two NorthShore Center, Pittsburgh, Pennsylvania 15212, its telephone number is (412) 442-8200 and its website is www.matw.com.  The Company files or furnishes all required reports with the Securities and Exchange Commission ("SEC") in accordance with the Exchange Act.  The Company's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports are available free of charge on the Company's website as soon as reasonably practicable after being filed or furnished to the SEC. The Company's reports filed or furnished with the SEC, including exhibits attached to such reports, are also available to read and copy at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 or by contacting the SEC at 1-800-732-0330.  All Company reports filed with or furnished to the SEC can be found on its website at www.sec.gov.

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

ITEM 1.        BUSINESS, (continued)

	Years Ended September 30,
	2017	2016	2015
	(Amounts in thousands)
Sales to unaffiliated customers:
SGK Brand Solutions	$770,181	$755,975	$798,339
Memorialization	615,882	610,142	508,058
Industrial Technologies	129,545	114,347	119,671
Consolidated	$1,515,608	$1,480,464	$1,426,068
Operating profit:
SGK Brand Solutions	$24,919	$42,909	$21,864
Memorialization	80,652	68,252	70,064
Industrial Technologies	7,032	7,654	13,095
Consolidated	$112,603	$118,815	$105,023

In fiscal 2017, approximately 67% of the Company's sales were made from the United States, 26% were made from Europe, 3% were made from Asia, and 4% were made from other regions. For further information on segments, see Note 18, "Segment Information" in Item 8 - "Financial Statements and Supplementary Data" on page 69 of this Report. Products and services of the SGK Brand Solutions segment are sold throughout the world, with principal locations in the United States, Europe and Asia.  Memorialization segment products are sold throughout the world, with the segment's principal operations located in the United States, Europe, Canada, and Australia.  The Industrial Technologies segment sells equipment and consumables directly to industrial consumers and distributors in the United States and internationally through the Company's subsidiaries in Canada, Sweden, Germany and China, and through other foreign distributors.  Matthews owns a minority interest in Industrial Technologies product distributors in Asia, Australia and Europe.

SGK Brand Solutions:

The SGK Brand Solutions segment provides brand development, deployment and delivery (consisting of brand management, pre-media services, printing plates and cylinders, and imaging services for consumer packaged goods and retail customers, merchandising display systems, and marketing and design services). The Company has extensive product offerings and capabilities related to brand development and brand management, serving the consumer packaged goods and retail industries.  The primary packaging industry consists of manufacturers of printed packaging materials such as boxes, flexible packaging, folding cartons and bags commonly displayed at retailers of consumer goods. The corrugated packaging industry consists of manufacturers of printed corrugated containers.  Other major industries served include the wallpaper, flooring, automotive, and textile industries.

The principal products and services of this segment include brand development, deployment, delivery, brand management, pre-media graphics services, 3-D graphics renderings, printing plates, gravure cylinders, steel bases, embossing tools, special purpose machinery, engineering assistance, print process assistance, print production management, digital asset management, content management, and package design.  These products and services are used by brand owners and packaging manufacturers to develop and print packaging graphics that help identify and sell the product in the marketplace.  Other packaging graphics can include nutritional information, directions for product use, consumer warning statements and UPC codes. The primary packaging manufacturer produces printed packaging from paper, film, foil and other composite materials used to display, protect and market the product. The corrugated packaging manufacturer produces printed containers from corrugated sheets.  Using the Company's products, these sheets are printed and die cut to make finished containers.

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

The SGK Brand Solutions segment customer base consists primarily of brand owners and packaging industry converters.  Brand owners are generally large, well-known consumer products companies and retailers with a national or global presence.  These types of companies tend to purchase their graphics needs directly, and supply the printing forms, or the electronic files to make the printing plates and gravure cylinders, to the packaging printer for their products.  The SGK Brand Solutions segment serves customers throughout the world, with principal locations in the United States, Europe, Australia and Asia.

Major raw materials for this segment's products include photopolymers, steel, copper, film, wood, particleboard, corrugated materials, structural steel, plastic, laminates, inks and graphic art supplies.  All such materials are presently available in adequate supply from various industry sources.

The SGK Brand Solutions segment is one of several providers of brand management, brand development and pre-media services and manufacturers of printing plates and cylinders with an international presence. The combination of the Company's businesses in North America, Europe and Asia is an important part of Matthews' strategy to be a worldwide leader in the graphics industry by providing consistent service to multinational customers on a global basis.  Competition is on the basis of product quality, timeliness of delivery and price.  The merchandising and display business operates in a fragmented industry consisting primarily of a number of small, locally operated companies.  The segment competes on the basis of reliability, creativity and ability to provide a broad array of merchandising products and services.  The segment is unique in its ability to provide in-depth marketing and merchandising services as well as design, engineering and manufacturing capabilities. These capabilities allow the segment to deliver complete turnkey merchandising solutions quickly and cost effectively. The Company differentiates itself from the competition by consistently meeting these customer demands, providing service to customers both nationally and globally, and providing a variety of value-added support services.

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

The segment is also a leading manufacturer and distributor of caskets and other funeral home products in North America.  The segment produces and markets metal, wood and cremation caskets. Caskets are offered in a variety of colors, interior designs, handles and trim in order to accommodate specific religious, ethnic or other personal preferences. The segment also markets other funeral home products such as urns, jewelry and stationery. The segment offers individually personalized caskets through its distribution network.

Metal caskets are made from various gauges of cold-rolled steel, stainless steel, copper and bronze.  Metal caskets are generally categorized by whether the casket is non-gasketed or gasketed, and by material (i.e., bronze, copper, or steel) and in the case of steel, by the gauge (thickness) of the metal.  Wood caskets are primarily manufactured from nine different species of wood.  The species of wood used are poplar, pine, ash, oak, pecan, maple, cherry, walnut and mahogany.  The Memorialization segment is a leading manufacturer of all-wood constructed caskets, which are manufactured using pegged and dowelled construction, and include no metal parts.  Cremation caskets are made primarily from wood or cardboard covered with cloth or veneer.  These caskets appeal primarily to cremation consumers, environmentally concerned consumers, and value buyers.

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

The segment also provides cremation systems, crematory management, cremation service and supplies, waste management and incineration systems, and environmental and energy solutions to the human, pet and specialized incineration markets.  The primary market areas for these products and services are North America and Europe, although the segment also sells into Latin America and the Caribbean, Australia, the Middle East and Asia.

ITEM 1.        BUSINESS, (continued)

Cremation systems include flame-based systems for cremation of humans and pets, as well as equipment for processing the cremated remains and other related equipment (ventilated work stations, tables, cooler racks, vacuums).  The principal markets for these products are funeral homes, cemeteries, crematories, pet crematories, animal disposers and veterinarians. These products primarily are marketed directly by segment personnel.  Human crematory management/operations represent the actual operation and management of client-owned crematories.  Currently the segment provides these services primarily to municipalities in Europe and private operators in the United States.  Cremation service and supplies consist of operator training, preventative maintenance and "at need" service work performed on various makes and models of equipment. This work can be as simple as replacing defective bulbs or as complex as complete reconstruction and upgrading or retro-fitting on site. Supplies are consumable items associated with normal operations.

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

The Memorialization segment also manufactures a full line of other products, including urns in a variety of sizes, styles and shapes as well as standard and custom designed granite cremation pedestals and benches.  The segment manufactures bronze and granite niche units, which are comprised of numerous compartments used to display cremation urns in mausoleums and churches.  The Company also markets turnkey cremation gardens, which include the design and all related products for a cremation memorial garden.

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

ITEM 1.        BUSINESS, (continued)

The Memorialization segment markets its casket products in the United States through a combination of Company-owned and independent casket distribution facilities.  The Company operates approximately 100 distribution centers in the United States.  Approximately 85% of the segment's casket products are currently sold through Company-owned distribution centers.  The casket business is highly competitive and the Company competes with other manufacturers on the basis of product quality, price, service, design availability and breadth of product line.  The Memorialization segment provides a line of casket products that it believes is as comprehensive as any of its major competitors.  There are a large number of casket industry participants operating in North America and also a few foreign casket manufacturers, primarily from China, participating in the North American market.

The Company competes with several manufacturers in the cremation and accessory equipment market principally on the basis of product design, quality and price.  The Memorialization segment and its three largest global competitors account for a substantial portion of the U.S. and European cremation equipment market.

The Memorialization segment works to provide a total solution to customers that own and operate businesses in both the cemetery and funeral home markets. The Company's memorial and casket products serve the relatively stable casketed and in-ground burial death market, while its memorial products and cremation equipment also serve the growing cremation market.

Industrial Technologies:

The Industrial Technologies segment designs, manufactures and distributes a wide range of marking and coding equipment and consumables, industrial automation solutions, and order fulfillment systems.  Manufacturers, suppliers and distributors worldwide rely on Matthews' integrated systems to identify, track, convey and pick their products.

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

A significant portion of the revenue of the Industrial Technologies segment is attributable to the sale of consumables and replacement parts required by the marking, coding and tracking products sold by Matthews.  The Company develops inks, rubber and steel consumables in conjunction with the marking equipment in which they are used, which is critical to ensure ongoing equipment reliability and mark quality.

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

PATENTS, TRADEMARKS AND LICENSES:

The Company holds a number of trademarks and in excess of 100 domestic and foreign patents for its products and related technologies.  However, the Company believes the loss of any individual or a significant number of patents or trademarks would not have a material impact on consolidated operations or revenues.

BACKLOG:

Because the nature of the Company's SGK Brand Solutions, Memorialization and Industrial Technologies businesses are primarily custom products made to order and services with short lead times, backlogs are not generally material except for roto-gravure engineering projects in the SGK Brand Solutions segment, mausoleums and cremation equipment in the Memorialization segment and industrial automation and order fulfillment systems in the Industrial Technologies segment.  Backlogs vary in a range of approximately six to twelve months of sales for roto-gravure engineering projects and mausoleums. Cremation equipment sales backlogs vary in a range of eight to ten months of sales.  Backlogs for Industrial Technologies segment sales generally vary in a range of up to six weeks for standard products and twelve weeks for custom systems.  The Company's current backlog is expected to be substantially filled in fiscal 2018.

REGULATORY MATTERS:

The Company's operations are subject to various federal, state and local laws and regulations relating to the protection of the environment. The Company is party to various environmental matters which include obligations to investigate and mitigate the effects on the environment of the disposal of certain materials at various operating and non-operating sites.  The Company is currently performing environmental assessments and remediation at these sites, as appropriate. Refer to Note 16, "Environmental Matters" in Item 8 - "Financial Statements and Supplementary Data," for further details.

ITEM 1A.    RISK FACTORS, (continued)

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

Foreign Operations.  The Company conducts business in more than 25 countries around the world, and in fiscal 2017 approximately 33% of the Company's sales to external customers were to customers outside the United States. In addition, the Company's manufacturing operations, suppliers and employees are located in many places around the world.  As such, the Company's future success depends in part on its ability to grow sales in non-U.S. markets. Sales and operations outside of the United States are subject to certain inherent risks, including fluctuations in the value of the U.S. dollar relative to foreign currencies, global economic uncertainties, tariffs, quotas, taxes and other market barriers, political and economic instability, restrictions on the export or import of technology, potentially limited intellectual property protection, difficulties in staffing and managing international operations, potentially adverse tax consequences, and required compliance with non-U.S. laws and regulations.

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

ITEM 1A.    RISK FACTORS, (continued)

Changes in Mortality and Cremation Rates.  Generally, life expectancy in the United States and other countries in which the Company's Memorialization segment operates has increased steadily for several decades and is expected to continue to do so in the future.  The increase in life expectancy is also expected to impact the number of deaths in the future.  Additionally, cremations have steadily grown as a percentage of total deaths in the United States since the 1960's, and are expected to continue to increase in the future.  The Company expects that these trends will continue in the future and sales of the Company's Memorialization segment may benefit from the continued growth in the number of cremations; however, such trends may adversely affect the volume of bronze and granite memorialization products and burial caskets sold in the United States.

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

Changes in the Distribution of the Company's Products or the Loss of a Large Customer.  Although the Company does not have any customer that is individually significant to consolidated sales, it does have contracts with several large customers in both the Memorialization and SGK Brand Solutions segments.  While these contracts provide important access to large purchasers of the Company's products, they can obligate the Company to sell products at contracted prices for extended periods of time.  Additionally, any significant divestiture of business properties or operations by current customers could result in a loss of business if the Company is not able to maintain the business with the subsequent owners of the businesses.

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

ITEM 1A.    RISK FACTORS, (continued)

Environmental Remediation and Compliance.  The Company is subject to the risk of environmental liability and limitations on its operations due to environmental laws and regulations. The Company is subject to extensive federal, state, local and foreign environmental, health and safety laws and regulations concerning matters such as air emissions, wastewater discharges, solid and hazardous waste handling and disposal and the investigation and remediation of contamination. The risks of potentially substantial costs and liabilities related to compliance with these laws and regulations are an inherent part of the Company's business, and future conditions may develop, arise or be discovered that create substantial environmental compliance or remediation liabilities and costs. Compliance with environmental, health and safety legislation and regulatory requirements may prove to be more limiting and costly than the Company anticipates, and there is no assurance that significant expenditures related to such compliance may not be required in the future.

From time to time, the Company may be subject to legal proceedings brought by private parties or governmental authorities with respect to environmental matters, including matters involving alleged noncompliance with or liability under environmental, health and safety laws, property damage or personal injury. New laws and regulations, including those which may relate to emissions of greenhouse gases, stricter enforcement of existing laws and regulations, the discovery of previously unknown contamination or the imposition of new clean-up requirements could require the Company to incur costs or become the basis for new or increased liabilities that could have a material adverse effect on the Company's business, financial condition or results of operations.

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

Cybersecurity and Data Breaches.  In the course of business, the Company collects and stores sensitive data and proprietary business information. The Company could be subject to service outages or breaches of security systems which may result in disruption, unauthorized access, misappropriation, or corruption of this information. Security breaches of the Company's network or data including physical or electronic break-ins, vendor service outages, computer viruses, attacks by hackers or similar breaches can create system disruptions, shutdowns, or unauthorized disclosure of confidential information. Although the Company is not aware of any significant incidents to date, if it is unable to prevent such security or privacy breaches, its operations could be disrupted or the Company may suffer legal claims, loss of reputation, financial loss, property damage, or regulatory penalties because of lost or misappropriated information.

Compliance with Foreign Laws and Regulations.  Due to the international scope of the Company's operations, Matthews is subject to a complex system of commercial and trade regulations around the world, and the Company's foreign operations are governed by laws, rules and business practices that often differ from those of the United States. The Company cannot predict the nature, scope or effect of future regulatory requirements to which the Company's operations might be subject or the manner in which existing laws might be administered or interpreted, which could have a material and negative impact on the Company's business and results of operation.  For example, recent years have seen an increase in the development and enforcement of laws regarding trade compliance and anti-corruption, such as the U.S. Foreign Corrupt Practices Act and similar laws in other countries. While Matthews maintains a variety of internal policies and controls and takes steps, including periodic training and internal audits, that the Company believes are reasonably calculated to discourage, prevent and detect violations of such laws, the Company cannot guarantee that such actions will be effective or that individual employees will not engage in inappropriate behavior in contravention of the Company's policies and instructions. Such conduct, or even the allegation thereof, could result in costly investigations and the imposition of severe criminal or civil sanctions, could disrupt the Company's business, and could materially and adversely affect the Company's reputation, business and results of operations or financial condition.

ITEM 1A.    RISK FACTORS, (continued)

Further, the Company is subject to laws and regulations worldwide affecting its operations outside the United States in areas including, but not limited to, intellectual property ownership and infringement, tax, customs, import and export requirements, anti-corruption and anti-bribery, foreign exchange controls and cash repatriation restrictions, foreign investment, data privacy requirements, anti-competition, pensions and social insurance, employment, and environment, health, and safety. Compliance with these laws and regulations may be onerous and expensive and requirements may differ among jurisdictions.  Further, the promulgation of new laws, changes in existing laws and abrogation of local regulations by national laws may have a negative impact on the Company's business and prospects.  In addition, certain laws and regulations are relatively new and their interpretation and enforcement involve significant uncertainties. There can be no assurance that any of these factors will not have a material adverse effect on the Company's business, results of operations or financial condition.

Effectiveness of Internal Controls.  Section 404 of the Sarbanes-Oxley Act of 2002 requires a comprehensive evaluation of the Company's internal control over financial reporting. To comply with this statute, the Company is required to document and test its internal control over financial reporting, management is required to assess and issue a report concerning internal control over financial reporting, and the Company's independent registered public accounting firm is required to attest to and report on the Company's assessment of the effectiveness of internal control over financial reporting. Any failure to maintain or implement required new or improved controls could cause the Company to fail to meet its periodic reporting obligations or result in material misstatements in the consolidated financial statements, and substantial costs and resources may be required to rectify these or other internal control deficiencies. If the Company cannot produce reliable financial reports, investors could lose confidence in the Company's reported financial information, the market price of the Company's common stock could decline significantly, and its business, financial condition, and reputation could be harmed.

Compliance with Securities Laws and Regulations; Conflict Minerals Reporting.  The Company is required to comply with various securities laws and regulations, including but not limited to the Sarbanes-Oxley Act of 2002 and the Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank"). Dodd-Frank contains provisions, among others, designed to improve transparency and accountability concerning the supply chains of certain minerals originating from the Democratic Republic of Congo and adjoining countries that are believed to be benefiting armed groups ("Conflict Minerals"). While Dodd-Frank does not prohibit companies from using Conflict Minerals, the SEC mandates due diligence, disclosure and reporting requirements for companies for which Conflict Minerals are necessary to the functionality or production of a product. The Company's efforts to comply with Dodd-Frank and other evolving laws, regulations and standards could result in increased costs and expenses related to compliance and potential violations.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2.        PROPERTIES, (continued)

ITEM 2.  PROPERTIES.

Principal properties of the Company and its majority-owned subsidiaries as of October 31, 2017 were as follows (properties are owned by the Company except as noted):

Location	Description of Property

SGK Brand Solutions:
Antwerp, Belgium	Manufacturing
Chennai, India	Operating facility	(1)
Chicago, IL	Operating facilities	(1)
Cincinnati, OH	Operating facility	(1)
Cleckheaton, England	Operating facility	(1)
Des Plaines, IL	Operating facility	(1)
Dachnow, Poland	Manufacturing
Gateshead, England	Operating facility	(1)
East Butler, PA	Manufacturing
Goslar, Germany	Manufacturing	(1)
Grenzach-Wyhlen, Germany	Manufacturing
Istanbul, Turkey	Manufacturing	(1)
Izmir, Turkey	Manufacturing
Julich, Germany	Manufacturing
Kalamazoo, MI	Operating facility
Kempen, Germany	Manufacturing	(1)
Kowloon, Hong Kong	Operating facility	(1)
London, England	Operating facility	(1)
Manchester, England	Manufacturing	(1)
Marietta, GA	Manufacturing
Minneapolis, MN	Operating facility
Mississauga, Canada	Operating facility	(1)
Monchengladbach, Germany	Manufacturing
Monchengladbach, Germany	Manufacturing	(1)
Munich, Germany	Manufacturing	(1)
New Berlin, WI	Manufacturing	(1)
Novgorod, Russia	Manufacturing
Nuremberg, Germany	Manufacturing	(1)
Penang, Malaysia	Operating facility
Portland, OR	Operating facility	(1)
Queretaro, Mexico	Operating facility
Redmond, WA	Operating facility	(1)
St. Louis, MO	Manufacturing
San Francisco, CA	Operating facility	(1)
Shanghai, China	Operating facilities	(1)
Shenzhen, China	Operating facility	(1)

ITEM 2.        PROPERTIES, (continued)

Location	Description of Property

SGK Brand Solutions, (continued):
Tarnowo Podgorne, Poland	Manufacturing	(1)
Vreden, Germany	Manufacturing
Vreden, Germany	Operating facility
Wilsonville, OR	Operating facility	(1)

Memorialization (2):
Pittsburgh, PA	Manufacturing / Division Offices
Pittsburgh, PA	Division Offices	(1)
Apopka, FL	Manufacturing / Division Offices
Apopka, FL	Operating facility
Aurora, IN	Manufacturing
Bristol, TN	Distribution
Colorno, Italy	Manufacturing	(1)
Dallas, TX	Distribution Hub	(1)
Dandenong, Australia	Manufacturing	(1)
Edmunston, Canada	Manufacturing
Elberton, GA	Manufacturing	(1)
Fontana, CA	Distribution Hub	(1)
Harrisburg, PA	Distribution Hub	(1)
Hyde, England	Manufacturing	(1)
Indianapolis, IN	Distribution Hub	(1)
Kingwood, WV	Manufacturing
Kingwood, WV	Manufacturing	(1)
Monterrey, Mexico	Manufacturing	(1)
Richmond, IN	Manufacturing	(1)
Richmond, IN	Manufacturing
Searcy, AR	Manufacturing
Stone Mountain, GA	Distribution Hub	(1)
Udine, Italy	Manufacturing	(1)
Vestone, Italy	Manufacturing	(1)
West Point, MS	Distribution
Whittier, CA	Manufacturing	(1)
York, PA	Manufacturing

Industrial Technologies:
Pittsburgh, PA	Manufacturing / Division Offices
Beijing, China	Manufacturing	(1)
Cincinnati, OH	Manufacturing	(1)
Cincinnati, OH	Manufacturing
Germantown, WI	Manufacturing	(1)
Gothenburg, Sweden	Manufacturing / Distribution	(1)
Lima, Costa Rica	Manufacturing	(1)
Portland, OR	Manufacturing
Tianjin City, China	Manufacturing	(1)

ITEM 2.        PROPERTIES, (continued)

Location	Description of Property

Corporate Office:
Pittsburgh, PA	General Offices

(1)	These properties are leased by the Company under operating lease arrangements.

(2)	In addition to the properties listed, the Memorialization segment leases warehouse facilities totaling approximately 1.1 million square feet in 38 states under operating leases.

Rent expense incurred by the Company for all leased facilities was approximately $36.4 million in fiscal 2017.

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

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

OFFICERS AND EXECUTIVE MANAGEMENT OF THE REGISTRANT

The following information is furnished with respect to officers and executive management as of October 31, 2017:

Name	Age	Positions with Registrant
Joseph C. Bartolacci	57	President and Chief Executive Officer
Gregory S. Babe	59	Chief Technology Officer
David F. Beck	65	Vice President and Controller
Marcy L. Campbell	54	Vice President, Human Resources
Brian J. Dunn	60	Executive Vice President, Strategy and Corporate Development
Steven D. Gackenbach	54	Group President, Memorialization
Robert M. Marsh	49	Vice President and Treasurer
Steven F. Nicola	57	Chief Financial Officer and Secretary
Paul F. Rahill	60	President, Environmental Solutions Division
David A. Schawk	61	Group President, SGK Brand Solutions
Brian D. Walters	48	Vice President and General Counsel

Joseph C. Bartolacci was appointed President and Chief Executive Officer effective October 2006.

Gregory S. Babe was appointed Chief Technology Officer effective November 2015. Prior thereto he had been the interim Executive Vice President, Global Information Technology and Integration since November 2014 when he joined the Company. Prior to joining the Company, Mr. Babe was the President and Chief Executive Officer of Liquid X Printed Metals, Inc., from June 2013 to November 2014 and Chief Executive Officer of Orbital Engineering, Inc., from July 2012 to June 2013.

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

Steven F. Nicola was appointed Chief Financial Officer and Secretary effective December 2003.

Paul F. Rahill was appointed President, Environmental Solutions Division in October 2002.

David A. Schawk joined the Company in July 2014 as President, SGK Brand Solutions upon Matthews' acquisition of Schawk.  Mr. Schawk served as Schawk's Chief Executive Officer from July 2012 and was a member of the Schawk Board of Directors since 1992.

Brian D. Walters was appointed Vice President and General Counsel effective February 2009.

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information:

The authorized common stock of the Company consists of 70,000,000 shares of Class A Common Stock, $1.00 par value.  At September 30, 2017, 32,148,579 shares were outstanding.  The Company's Class A Common Stock is traded on the NASDAQ Global Select Market under the symbol "MATW".  The following table sets forth the high, low and closing prices as reported by Nasdaq for the periods indicated:

	High	Low	Close
Fiscal 2017:
Quarter ended: September 30, 2017	$66.65	$57.40	$62.25
June 30, 2017	72.60	60.40	61.25
March 31, 2017	77.85	64.45	67.65
December 31, 2016	77.10	57.65	76.85
Fiscal 2016:
Quarter ended: September 30, 2016	$62.85	$54.76	$60.76
June 30, 2016	56.05	49.37	55.64
March 31, 2016	54.80	45.00	51.47
December 31, 2015	61.10	46.05	53.45

The Company has a stock repurchase program.  The buy-back program is designed to increase shareholder value, enlarge the Company's holdings of its common stock, and add to earnings per share.  Repurchased shares may be retained in treasury, utilized for acquisitions, or reissued to employees or other purchasers, subject to the restrictions of the Company's Restated Articles of Incorporation. Under the current authorization, the Company's Board of Directors has authorized the repurchase of a total of 5,000,000 shares of Matthews' common stock under the program, of which 1,816,146 shares remain available for repurchase as of September 30, 2017. All purchases of the Company's common stock during fiscal 2017 were part of this repurchase program.

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

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS, (continued)

The following table shows the monthly fiscal 2017 stock repurchase activity:

Period	Total number of shares purchased	Weighted-average price paid per share	Total number of shares purchased as part of a publicly announced plan	Maximum number of shares that may yet be purchased under the plan
October 2016	—	$—	—	2,028,570
November 2016	83,293	67.49	83,293	1,945,277
December 2016	11,936	73.63	11,936	1,933,341
January 2017	—	—	—	1,933,341
February 2017	39,918	66.98	39,918	1,893,423
March 2017	—	—	—	1,893,423
April 2017	126	67.66	126	1,893,297
May 2017	38,499	63.70	38,499	1,854,798
June 2017	260	62.55	260	1,854,538
July 2017	5,500	65.60	5,500	1,849,038
August 2017	13,666	65.45	13,666	1,835,372
September 2017	19,226	58.22	19,226	1,816,146
Total	212,424	$66.03	212,424

Holders:

Based on records available to the Company, the number of record holders of the Company's common stock was 611 at October 31, 2017.

Dividends:

A quarterly dividend of $0.19 per share was declared to shareholders of record on November 16, 2017. The Company paid quarterly dividends of $0.17, $0.15, and $0.13 per share for each of the quarters during fiscal 2017, 2016, and 2015, respectively.

Cash dividends have been paid on common shares in every year for at least the past forty-eight years.  It is the present intention of the Company to continue to pay quarterly cash dividends on its common stock.  However, there is no assurance that dividends will be declared and paid as the declaration and payment of dividends is at the discretion of the Board of Directors of the Company and is dependent upon many factors, including but not limited to the Company's financial condition, results of operations, cash requirements, future prospects and other factors deemed relevant by the Board.

Securities Authorized for Issuance Under Equity Compensation Plans:

See Equity Compensation Plans in Item 12 "Security Ownership of Certain Beneficial Owners and Management" on page 77 of this report.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS, (continued)

PERFORMANCE GRAPH

COMPARISON OF FIVE-YEAR CUMULATIVE RETURN *
AMONG MATTHEWS INTERNATIONAL CORPORATION,
S&P 500 INDEX, S&P MIDCAP 400 INDEX AND S&P SMALLCAP 600 INDEX

*  Total return assumes dividend reinvestment

Note: Performance graph assumes $100 invested on October 1, 2012 in Matthews International Corporation Common Stock, Standard & Poor's (S&P) 500 Index, S&P MidCap 400 Index and S&P SmallCap 600 Index.  The results are not necessarily indicative of future performance.

ITEM 6.  SELECTED FINANCIAL DATA.

	Years Ended September 30,
	2017(1)	2016(2)	2015(3)	2014(4)	2013(5)
	(Amounts in thousands, except per share data) (Unaudited)
Net sales	$1,515,608	$1,480,464	$1,426,068	$1,106,597	$985,357

Operating profit	112,603	118,815	105,023	81,522	94,615

Interest expense	26,371	24,344	20,610	12,628	12,925

Net income attributable to Matthews shareholders	$74,368	$66,749	$63,449	$42,625	$54,121

Earnings per common share:
Basic	$2.31	$2.04	$1.93	$1.51	$1.96
Diluted	2.28	2.03	1.91	1.49	1.95

Weighted-average common
shares outstanding:
Basic	32,240	32,642	32,939	28,209	27,255
Diluted	32,570	32,904	33,196	28,483	27,423

Cash dividends per share	$0.68	$0.60	$0.54	$0.46	$0.41

Total assets	$2,244,649	$2,091,041	$2,143,611	$2,008,026	$1,209,245
Long-term debt, non-current	881,602	844,807	891,217	714,027	351,068

(1)
Fiscal 2017 included net pre-tax charges of $38,458 and income of $10,483, which impacted operating profit and other deductions, respectively. These pre-tax charges primarily consisted of acquisition-related costs, and strategic cost-reduction initiatives. The pre-tax income primarily consisted of loss recoveries, net of related costs, related to the previously disclosed theft of funds by a former employee.

(2)
Fiscal 2016 included net pre-tax charges of $36,057 and income of $78, which impacted operating profit and other deductions, respectively. These amounts primarily consisted of acquisition-related costs and strategic cost-reduction initiatives.

(3)
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

(4)
Fiscal 2014 included net pre-tax charges of approximately $41,289, primarily related to acquisition-related costs, strategic cost-reduction initiatives, and litigation expenses related to a legal dispute in the Memorialization segment.  Charges of $38,598 and $2,691 impacted operating profit and other deductions, respectively. In addition, fiscal 2014 included the unfavorable effect of adjustments of $1,347 to income tax expense related to non-deductible expenses related to acquisition activities.

(5)
Fiscal 2013 included net pre-tax charges of approximately $15,352, which primarily related to strategic cost-reduction initiatives, incremental costs related to an ERP implementation in the Memorialization segment, acquisition-related costs and an impairment charge related to the carrying value of a trade name. The charges were partially offset by a gain on the final settlement of the purchase price of the remaining ownership interest in one of the Company's subsidiaries and the benefit of adjustments to contingent consideration.

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

	Years Ended September 30,
	2017	2016	2015
	(Dollars in thousands)
Sales to unaffiliated customers:
SGK Brand Solutions	$770,181	$755,975	$798,339
Memorialization	615,882	610,142	508,058
Industrial Technologies	129,545	114,347	119,671
Consolidated	$1,515,608	$1,480,464	$1,426,068

Operating Profit:
SGK Brand Solutions	$24,919	$42,909	$21,864
Memorialization	80,652	68,252	70,064
Industrial Technologies	7,032	7,654	13,095
Consolidated	$112,603	$118,815	$105,023

Comparison of Fiscal 2017 and Fiscal 2016:

Sales for the year ended September 30, 2017 were $1.52 billion, compared to $1.48 billion for the year ended September 30, 2016.  The increase in fiscal 2017 sales of $35.1 million principally reflected higher sales of cemetery memorial products and cremation equipment, increased sales in the U.K. and Asia Pacific brand markets, higher sales of marking products, and the benefits from recently completed acquisitions (see "Acquisitions" below). These increases were partially offset by slower market conditions in North America and Europe for the SGK Brand Solutions segment, lower unit sales of caskets, and the unfavorable impact of changes in foreign currencies against the U.S. dollar of $12.8 million compared to a year ago.

In the SGK Brand Solutions segment, sales for fiscal 2017 were $770.2 million, compared to $756.0 million in fiscal 2016.  The increase in sales reflected sales growth in the U.K. and Asia Pacific markets, and the completion of three acquisitions during the second quarter of fiscal 2017. These sales increases were partially offset by slower brand market conditions in the U.S. and Europe, and the unfavorable impact of changes in foreign currency values against the U.S. dollar of approximately $12.1 million. Memorialization segment sales for fiscal 2017 were $615.9 million compared to $610.1 million for fiscal 2016.  The sales increase reflected higher sales of cemetery memorial products and cremation equipment, partially offset by lower unit sales of caskets (reflecting an estimated decline in U.S. casketed deaths). Industrial Technologies segment sales for fiscal 2017 were $129.5 million, compared to $114.3 million for fiscal 2016.  The increase reflected higher sales of marking products and OEM solutions, and the favorable impact of recently completed acquisitions, partially offset by lower sales of fulfillment systems and the unfavorable impact of changes in foreign currency values against the U.S. dollar of approximately $690,000.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS, (continued)

Gross profit for the year ended September 30, 2017 was $563.4 million, compared to $556.5 million for fiscal 2016.  The increase in gross profit primarily reflected the impact of higher sales from recent acquisitions, the benefits of productivity initiatives, and realization of acquisition synergies, partially offset by unfavorable changes in foreign currency values against the U.S. dollar, and slower market conditions in North America and Europe for the SGK Brand Solutions segment. Fiscal 2017 gross profit also included an expense of $2.0 million for the write-off of inventory step-up value related to the current year acquisitions. Fiscal 2016 gross profit included an expense of approximately $4.0 million for the partial write-off of inventory step-up value related to the acquisition of Aurora Products Group, LLC ("Aurora") in August 2015.

Selling and administrative expenses for the year ended September 30, 2017 were $450.8 million, compared to $437.6 million for fiscal 2016.  Consolidated selling and administrative expenses as a percent of sales were 29.7% for fiscal 2017, compared to 29.6% in fiscal 2016.  The increase in selling and administrative expenses reflected the impact of recently completed acquisitions, partially offset by the benefits from cost-reduction initiatives, including acquisition integration synergies. Selling and administrative expenses in fiscal 2017 also included an increase of $3.7 million in intangible asset amortization related to recently completed acquisitions, and $3.3 million of incremental stock-based compensation expense that was recognized in the first fiscal quarter of fiscal 2017 as a result of required accounting treatment for retirement-eligible employees. Selling and administrative expenses also included acquisition integration and related systems-integration costs, and other charges in connection with cost structure initiatives totaling $35.2 million in fiscal 2017, compared to $32.1 million in fiscal 2016.

Operating profit for fiscal 2017 was $112.6 million, compared to $118.8 million for fiscal 2016.  The SGK Brand Solutions segment operating profit for fiscal 2017 was $24.9 million, compared to $42.9 million for fiscal 2016.  Fiscal 2017 operating profit for the SGK Brand Solutions segment included acquisition integration costs and other charges totaling $29.7 million, compared to $25.0 million in fiscal 2016. Segment operating profit in fiscal 2017 also included an increase of $3.1 million in intangible asset amortization related to recently completed acquisitions. Additionally, fiscal 2017 operating profit for SGK Brand Solutions reflected slower market conditions in North America and Europe, and the unfavorable impact of changes in foreign currencies against the U.S. dollar of approximately $1.3 million, partially offset by the favorable impact of recent acquisitions. Memorialization segment operating profit for fiscal 2017 was $80.7 million, compared to $68.3 million for fiscal 2016.  The increase in segment operating profit reflected higher cemetery memorial and cremation equipment sales, and the benefits of acquisition synergies and other productivity initiatives, partially offset by the impact of lower casket sales. Fiscal 2017 operating profit for the Memorialization segment also included acquisition integration costs and other charges totaling $7.8 million, compared to $10.4 million in fiscal 2016. Operating profit for the Industrial Technologies segment for fiscal 2017 was $7.0 million, compared to $7.7 million in fiscal 2016. The benefits of higher sales were offset by higher investments in the segment's product development, and an increase in acquisition related charge.

Investment income for the year ended September 30, 2017 was $2.5 million, compared to $2.1 million for the year ended September 30, 2016.  The increase reflected higher rates of return on investments held in trust for certain of the Company's benefit plans.  Interest expense for fiscal 2017 was $26.4 million, compared to $24.3 million in fiscal 2016.  The increase in interest expense reflected higher average interest rates in the current fiscal year and an increase in average borrowing levels, primarily related to acquisitions. Other income (deductions), net, for the year ended September 30, 2017 represented an increase in pre-tax income of $7.6 million, compared to a decrease in pre-tax income of $1.3 million in fiscal 2016. Other income and deductions generally include banking-related fees and the impact of currency gains and losses on certain intercompany debt and foreign denominated cash balances.  Fiscal 2017 other income and deductions also included loss recoveries of $11.3 million related to the previously disclosed theft of funds by a former employee initially identified in fiscal 2015.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS, (continued)

The Company's effective tax rate for fiscal 2017 was 23.2%, compared to 30.5% for fiscal 2016. Fiscal 2017 reflects the benefits from lower foreign taxes, organizational structure changes, primarily initiated in connection with acquisition integration, increased benefits from credits and incentives, and the impact of other tax benefits specific to the current year. The difference between the Company's effective tax rate and the Federal statutory rate of 35.0% primarily reflected lower foreign income taxes and the benefit of credits and incentives, offset by the impact of state taxes.

Net losses attributable to noncontrolling interests was $435,000 in fiscal 2017, compared to $588,000 in fiscal 2016.  The net losses attributable to noncontrolling interests primarily reflected losses in less than wholly-owned Memorialization and Industrial Technologies businesses.

Comparison of Fiscal 2016 and Fiscal 2015:

Sales for the year ended September 30, 2016 were $1.48 billion, compared to $1.43 billion for the year ended September 30, 2015.  The increase in fiscal 2016 sales of $54.4 million principally reflected the acquisition of Aurora and higher sales volume of memorial products.  The unfavorable impact of changes in foreign currencies against the U.S. dollar of approximately $25.2 million partially offset this increase.

In the SGK Brand Solutions segment, sales for fiscal 2016 were $756.0 million, compared to $798.3 million in fiscal 2015.  The decrease in sales reflected the unfavorable impact of changes in foreign currency values against the U.S. dollar of approximately $21.4 million and the fiscal 2015 divestiture of a small software business. In addition, the segment experienced slower market conditions in the U.S. and Europe during fiscal 2016. Memorialization segment sales for fiscal 2016 were $610.1 million compared to $508.1 million for fiscal 2015.  The increase in sales resulted principally from the acquisition of Aurora ($113.3 million) and higher sales of bronze and granite memorials, partially offset by lower unit sales of caskets and the unfavorable impact of changes in foreign currency values against the U.S. dollar of approximately $2.8 million. Based on published CDC data, the Company estimated that the number of casketed deaths in the U.S. declined compared to fiscal 2015. Industrial Technologies segment sales for fiscal 2016 were $114.3 million, compared to $119.7 million for fiscal 2015.  Industrial Technologies segment sales reflected lower fulfillment systems sales primarily due to slower market conditions in the current year. Changes in foreign currency values against the U.S. dollar also had an unfavorable impact of approximately $1.0 million on the segment's sales. These declines in segment sales were partially offset by the favorable impact of the Digital Designs, Inc. ("DDI") acquisition.

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

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS, (continued)

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

LIQUIDITY AND CAPITAL RESOURCES:

Net cash provided by operating activities was $149.3 million for the year ended September 30, 2017, compared to $140.3 million and $141.1 million for fiscal years 2016 and 2015, respectively.  Operating cash flow for fiscal 2017 principally included net income adjusted for depreciation and amortization, stock-based compensation expense, and non-cash pension expense, and a decrease in working capital items, partially offset by cash contributions of $8.7 million to the Company's pension and other postretirement plans.  Operating cash flow for fiscal 2016 principally included net income adjusted for depreciation and amortization, stock-based compensation expense, and non-cash pension expense, and a decrease in working capital items, partially offset by cash contributions of $18.9 million to the Company's pension and other postretirement plans.  Operating cash flow for fiscal 2015 principally included net income adjusted for depreciation and amortization, stock-based compensation expense, trade name write-offs, and an increase in deferred taxes, partially offset by an increase in working capital items and cash contributions of $3.3 million to the Company's pension and other postretirement plans.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS, (continued)

Cash used in investing activities was $141.6 million for the year ended September 30, 2017, compared to $47.1 million and $263.2 million for fiscal years 2016 and 2015, respectively.  Investing activities for fiscal 2017 primarily reflected capital expenditures of $44.9 million and acquisition payments (net of cash acquired or received from sellers) of $98.2 million (see "Acquisitions" below).  Investing activities for fiscal 2016 primarily reflected capital expenditures of $41.7 million and acquisition payments (net of cash acquired or received from sellers) of $6.9 million, primarily for the DDI acquisition.  Investing activities for fiscal 2015 primarily reflected capital expenditures of $48.3 million, acquisition payments (net of cash acquired) of $213.5 million, primarily for the Aurora acquisition, net proceeds of $10.4 million from the sale of a subsidiary, and payment of $12.9 million related to a letter of credit issued for a customer (see discussion below).

Capital expenditures were $44.9 million for the year ended September 30, 2017, compared to $41.7 million and $48.3 million for fiscal 2016 and 2015, respectively.  Capital expenditures in each of the last three fiscal years reflected reinvestments in the Company's business segments and were made primarily for the purchase of new production machinery, equipment, software and systems, and facilities designed to improve product quality, increase manufacturing efficiency, lower production costs and meet regulatory requirements.  Capital spending for property, plant and equipment has averaged $45.0 million for the last three fiscal years. Capital expenditures for the last three fiscal years were primarily financed through operating cash. Capital spending for fiscal 2018 is currently expected to be in the range of $45 million to $50 million.  The Company expects to generate sufficient cash from operations to fund all anticipated capital spending projects.

Cash used in financing activities for the year ended September 30, 2017 was $7.2 million, and reflected proceeds, net of repayments, on long-term debt of $28.6 million, purchases of treasury stock of $14.0 million, and payment of dividends to the Company's shareholders of $21.8 million ($0.68 per share).  Cash used in financing activities for the year ended September 30, 2016 was $108.8 million, and reflected repayments, net of proceeds, on long-term debt of $30.0 million, purchases of treasury stock of $58.0 million, proceeds from stock option exercises of $6.4 million, payment of dividends to the Company's shareholders of $19.4 million ($0.60 per share), acquisition of noncontrolling interest of $5.6 million, and payment of deferred financing fees of $2.3 million.  Cash provided by financing activities for the year ended September 30, 2015 was $131.2 million, and reflected proceeds, net of repayments, on long-term debt of $179.2 million, purchases of treasury stock of $14.6 million, payment of contingent consideration of $484,000, proceeds from stock option exercises of $4.0 million, payment of dividends to the Company's shareholders of $17.8 million ($0.54 per share), and payment of $18.2 million to settle a multi-employer pension plan installment payment obligation.

The Company has a domestic credit facility with a syndicate of financial institutions that includes a $900.0 million senior secured revolving credit facility and a $250.0 million senior secured amortizing term loan. The term loan requires scheduled principal payments of 5.0% of the outstanding principal in year one, 7.5% in year two, and 10.0% in years three through five, payable in quarterly installments.  The balance of the revolving credit facility and the term loan are due on the maturity date of April 26, 2021. Borrowings under both the revolving credit facility and the term loan bear interest at LIBOR plus a factor ranging from 0.75% to 2.00% (1.75% at September 30, 2017) based on the Company's leverage ratio.  The leverage ratio is defined as net indebtedness divided by adjusted EBITDA (earnings before interest, taxes, depreciation and amortization).  The Company is required to pay an annual commitment fee ranging from 0.15% to 0.25% (based on the Company's leverage ratio) of the unused portion of the revolving credit facility.

The domestic credit facility requires the Company to maintain certain leverage and interest coverage ratios. A portion of the facility (not to exceed $35.0 million) is available for the issuance of trade and standby letters of credit. Outstanding borrowings on the revolving credit facility at September 30, 2017 and 2016 were $525.0 million and $608.0 million, respectively. Outstanding borrowings on the term loan at September 30, 2017 and 2016 were $232.5 million and $246.4 million, respectively. The weighted-average interest rate on outstanding borrowings for the domestic credit facility (including the effects of interest rate swaps) at September 30, 2017 and 2016 was 3.01% and 2.59%, respectively.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS, (continued)

During fiscal 2017, the Company entered into a two-year $115.0 million accounts receivable securitization facility (the "Securitization Facility") with certain financial institutions. Under the Securitization Facility, the Company and certain of its domestic subsidiaries sell, on a continuous basis without recourse, their trade receivables to Matthews Receivables Funding Corporation, LLC (“Matthews RFC”), a wholly-owned bankruptcy-remote subsidiary of the Company. Matthews RFC in turn assigns a collateral interest in these receivables to certain financial institutions, and then may borrow funds under the Securitization Facility. The Securitization Facility does not qualify for sale treatment. Accordingly, the trade receivables and related debt obligations remain on the Company's Consolidated Balance Sheet. Borrowings under the Securitization Facility bear interest at LIBOR plus 0.75%. The Company is required to pay an annual commitment fee ranging from 0.25% to 0.35% of the unused portion of the Securitization Facility. The Company had $95.8 million in outstanding borrowings under the Securitization Facility as of September 30, 2017. At September 30, 2017, the interest rate on borrowings under this facility was 1.98%.

The following table presents information related to interest rate contracts entered into by the Company and designated as cash flow hedges:

	September 30, 2017	September 30, 2016
	(Dollars in thousands)
Pay fixed swaps - notional amount	$414,063	$403,125
Net unrealized gain (loss)	$3,959	$(5,834)
Weighted-average maturity period (years)	3.3	3.9
Weighted-average received rate	1.23%	0.53%
Weighted-average pay rate	1.34%	1.26%

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

The fair value of the interest rate swaps reflected an unrealized gain, net of unrealized losses, of $4.0 million ($2.4 million after tax) and an unrealized loss, net of unrealized gains, of $5.8 million ($3.6 million after tax) at September 30, 2017 and 2016, respectively, that is included in shareholders' equity as part of accumulated other comprehensive income ("AOCI").  Assuming market rates remain constant with the rates at September 30, 2017, a gain (net of tax) of approximately $666,000 included in AOCI is expected to be recognized in earnings over the next twelve months.

The Company, through certain of its European subsidiaries, has a credit facility with a European bank, which is guaranteed by Matthews International Corporation.  The maximum amount of borrowings available under this facility is €35.0 million ($41.3 million).  The credit facility matures in December 2018 and the Company intends to extend this facility. Outstanding borrowings under this facility were €22.1 million ($26.1 million) at September 30, 2017. There were no outstanding borrowings under this facility at September 30, 2016. The weighted-average interest rate on this facility at September 30, 2017 was 1.75%.

In November 2016, the Company’s German subsidiary, Matthews Europe GmbH & Co. KG, issued €15.0 million ($17.7 million at September 30, 2017) of senior unsecured notes with European banks.  The notes are guaranteed by Matthews International Corporation and mature in November 2019.  A portion of the notes (€5.0 million) have a fixed interest rate of 1.40%, and the remainder bear interest at Euro LIBOR plus 1.40%.  The weighted-average interest rate on the notes at September 30, 2017 was 1.40%.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS, (continued)

The Company, through its Italian subsidiary, Matthews International S.p.A., has several loans with various Italian banks.  Outstanding borrowings on these loans totaled €2.6 million ($3.1 million) and €3.2 million ($3.5 million) at September 30, 2017 and 2016, respectively.  The maturity dates for these loans range from October 2017 through November 2019. Matthews International S.p.A. also has multiple on-demand lines of credit totaling €11.3 million ($13.4 million) with the same Italian banks.  Outstanding borrowings on these lines were €4.0 million ($4.7 million) and €5.2 million ($5.8 million) at September 30, 2017 and 2016, respectively.  The weighted-average interest rate on outstanding Matthews International S.p.A. borrowings at September 30, 2017 and 2016 was 2.2% and 1.8%, respectively.

Other debt totaled $1.0 million and $4.6 million at September 30, 2017 and 2016, respectively. The weighted-average interest rate on these outstanding borrowings was 5.04% and 3.31% at September 30, 2017 and 2016, respectively.

In September 2014, a claim was filed seeking to draw upon a letter of credit issued by the Company of £8.6 million ($11.5 million at September 30, 2017) with respect to a performance guarantee on a project in Saudi Arabia. Management assessed the customer's demand to be without merit and initiated an action with the court in the United Kingdom (the "Court"). Pursuant to this action, an order was issued by the Court in January 2015 requiring that, upon receipt by the customer, the funds were to be remitted by the customer to the Court pending resolution of the dispute between the parties. As a result, the Company made payment on the draw to the financial institution for the letter of credit and the funds were ultimately received by the customer. The customer did not remit the funds to the Court as ordered. On June 14, 2016, the Court ruled completely in favor of Matthews following a trial on the merits. However, as the customer has neither yet remitted the funds nor complied with the final, un-appealed orders of the Court, it is possible the resolution of this matter could have an unfavorable financial impact on Matthews’ results of operations. As of September 30, 2017, the Company has determined that resolution of this matter may take an extended period of time and therefore has reclassified the funded letter of credit from other current assets to other assets on the Consolidated Balance Sheet. The Company will continue to assess collectability related to this matter as facts and circumstances evolve. As of September 30, 2016, the Company presented the funded letter of credit within other current assets on the Consolidated Balance Sheet.

The Company has a stock repurchase program.  The buy-back program is designed to increase shareholder value, enlarge the Company's holdings of its common stock, and add to earnings per share.  Repurchased shares may be retained in treasury, utilized for acquisitions, or reissued to employees or other purchasers, subject to the restrictions of the Company's Restated Articles of Incorporation.  Under the current authorization, the Company's Board of Directors has authorized the repurchase of a total of 5,000,000 shares of Matthews' common stock under the program, of which 1,816,146 shares remain available for repurchase as of September 30, 2017.

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

At September 30, 2017, approximately $56.2 million of cash and cash equivalents were held by international subsidiaries whose undistributed earnings are considered permanently reinvested. The Company's intent is to reinvest these funds in our international operations and current plans do not demonstrate a need to repatriate them to fund U.S. operations. If the Company decides at a later date to repatriate these funds to the U.S., it may be required to provide taxes on these amounts based on the applicable U.S. tax rates net of credits for foreign taxes already paid.

Consolidated working capital was $309.9 million at September 30, 2017, compared to $314.8 million at September 30, 2016.  Cash and cash equivalents were $57.5 million at September 30, 2017, compared to $55.7 million at September 30, 2016.  The Company's current ratio was 2.1 and 2.2 at September 30, 2017 and 2016, respectively.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS, (continued)

ENVIRONMENTAL MATTERS:

The Company's operations are subject to various federal, state and local laws and regulations relating to the protection of the environment. The Company is party to various environmental matters which include obligations to investigate and mitigate the effects on the environment of the disposal of certain materials at various operating and non-operating sites.  The Company is currently performing environmental assessments and remediation at these sites, as appropriate. Refer to Note 16, "Environmental Matters" in Item 8 - "Financial Statements and Supplementary Data," for further details.

ACQUISITIONS:

Refer to Note 19, "Acquisitions" in Item 8 - "Financial Statements and Supplementary Data," for further details on the Company's acquisitions.

FORWARD-LOOKING INFORMATION:

The Company's current strategy to attain annual growth in earnings per share primarily consists of the following:  internal growth (which includes organic growth, cost structure and productivity improvements, new product development and the expansion into new markets with existing products), acquisitions and integration activities to achieve synergy benefits.

With respect to fiscal 2018, the Company expects to continue to devote a significant level of effort to the integration of recent acquisitions, including systems integration.  Due to the size of these acquisitions and the projected synergy benefits from integration, these efforts are anticipated to continue for an extended period of time.  The costs associated with these integrations will impact the Company's operating results for fiscal 2018.  Consistent with its practice, the Company plans to identify these costs on a quarterly basis as incurred.

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

The Company's significant accounting policies are included in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.  Management believes that the application of these policies on a consistent basis enables the Company to provide useful and reliable financial information about the Company's operating results and financial condition.  The following accounting policies involve significant estimates, which were considered critical to the preparation of the Company's consolidated financial statements for the year ended September 30, 2017.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS, (continued)

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

The Company performed its annual impairment review of goodwill and indefinite-lived intangible assets in the second quarter of fiscal 2017. The Company determined that the estimated fair value for all goodwill reporting units exceeded carrying value, therefore no adjustments to the carrying value of goodwill were necessary at March 31, 2017.  There were no impairments identified during the Company's annual assessment of indefinite-lived intangible assets.

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

The Company's principal pension plan maintains a substantial portion of its assets in equity securities in accordance with the investment policy established by the Company's pension board.  Based on an analysis of the historical performance of the plan's assets and information provided by its independent investment advisor, the Company set the long-term rate of return assumption for these assets at 6.75% at September 30, 2016 for purposes of determining fiscal 2017 pension cost.   The Company's discount rate assumption used in determining the present value of the projected benefit obligation is based upon published indices as of September 30, 2017 and September 30, 2016 for the fiscal year end valuation. The discount rate was 3.76%, 3.51% and 4.25% in fiscal 2017, 2016 and 2015, respectively. Refer to Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," of this Annual Report on Form 10-K, for disclosure about the hypothetical impact of changes in actuarial assumptions.

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

LONG-TERM CONTRACTUAL OBLIGATIONS AND COMMITMENTS:

The following table summarizes the Company's contractual obligations at September 30, 2017, and the effect such obligations are expected to have on its liquidity and cash flows in future periods.

		Payments due in fiscal year:
	Total	2018	2019 to 2020	2021 to 2022	After 2022
Contractual Cash Obligations:	(Dollar amounts in thousands)
Revolving credit facilities	$551,126	$—	$26,126	$525,000	$—
Securitization facility	95,825	—	95,825	—	—
Senior secured term loan	232,479	20,313	50,000	162,166	—
Notes payable to banks	21,831	3,375	18,456	—	—
Short-term borrowings	4,735	4,735	—	—	—
Capital lease obligations	6,519	1,281	1,371	1,074	2,793
Non-cancelable operating leases	75,708	21,939	27,554	13,835	12,380
Total contractual cash obligations	$988,223	$51,643	$219,332	$702,075	$15,173

A significant portion of the loans included in the table above bear interest at variable rates.  At September 30, 2017, the weighted-average interest rate was 3.01% on the Company's domestic credit facility, 1.98% on the Company's Securitization Facility, 1.75% on the credit facility through the Company's European subsidiaries, 1.40% on notes issued by the Company's wholly-owned subsidiary, Matthews Europe GmbH & Co. KG, 2.20% on bank loans to the Company's wholly-owned subsidiary, Matthews International S.p.A., and 5.04% on other outstanding debt.

Benefit payments under the Company's principal retirement plan are made from plan assets, while benefit payments under the supplemental retirement plan and postretirement benefit plan are funded from the Company's operating cash. Under I.R.S. regulations, the Company was required to make a $5.1 million contribution to its principal retirement plan in fiscal 2017.

The Company is not required to make any significant cash contributions to its principal retirement plan in fiscal 2018.  The Company estimates that benefit payments to participants under its retirement plans (including its supplemental retirement plan) and postretirement benefit payments will be approximately $10.1 million and $1.0 million, respectively, in fiscal 2018.  The amounts are expected to increase incrementally each year thereafter, to $12.8 million and $1.1 million, respectively, in 2022.  The Company believes that its current liquidity sources, combined with its operating cash flow and borrowing capacity, will be sufficient to meet its capital needs for the foreseeable future.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS, (continued)

Unrecognized tax benefits are positions taken, or expected to be taken, on an income tax return that may result in additional payments to tax authorities.  If a tax authority agrees with the tax position taken, or expected to be taken, or the applicable statute of limitations expires, then additional payments will not be necessary.  As of September 30, 2017, the Company had unrecognized tax benefits, excluding penalties and interest, of approximately $8.0 million.  The timing of potential future payments related to the unrecognized tax benefits is not presently determinable. The Company believes that its current liquidity sources, combined with its operating cash flow and borrowing capacity, will be sufficient to meet its capital needs for the foreseeable future.

INFLATION:

Except for the volatility in the cost of bronze ingot, steel, wood and fuel (see "Results of Operations"), inflation has not had a material impact on the Company over the past three years nor is it anticipated to have a material impact for the foreseeable future.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

Refer to Note 3, "Accounting Pronouncements" in Item 8 - "Financial Statements and Supplementary Data," for further details on recently issued accounting pronouncements.

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

The following table presents information related to interest rate contracts entered into by the Company and designated as cash flow hedges:

	September 30, 2017	September 30, 2016
	(Dollars in thousands)
Pay fixed swaps - notional amount	$414,063	$403,125
Net unrealized gain (loss)	$3,959	$(5,834)
Weighted-average maturity period (years)	3.3	3.9
Weighted-average received rate	1.23%	0.53%
Weighted-average pay rate	1.34%	1.26%

The interest rate swaps have been designated as cash flow hedges of the future variable interest payments which are considered probable of occurring.  Based on the Company's assessment, all the critical terms of each of the hedges matched the underlying terms of the hedged debt and related forecasted interest payments, and as such, these hedges were considered highly effective.

The fair value of the interest rate swaps reflected an unrealized gain, net of unrealized losses, of $4.0 million ($2.4 million after-tax) at September 30, 2017 that is included in equity as part of AOCI.  A decrease of 10% in market interest rates (e.g., a decrease from 5.0% to 4.5%) would result in a decrease of approximately $223,800 in the fair value of the interest rate swaps.

ITEM 7A.                          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK, (continued)

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

Foreign Currency Exchange Rates - The Company is subject to changes in various foreign currency exchange rates, primarily including the Euro, British Pound, Canadian Dollar, and Australian Dollar in the conversion from local currencies to the U.S. dollar of the reported financial position and operating results of its non-U.S. based subsidiaries.  An adverse change (strengthening U.S. dollar) of 10% in exchange rates would have resulted in a decrease in reported sales of $50.1 million and a decrease in reported operating income of $4.2 million for the year ended September 30, 2017.

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

The following table summarizes the impact on the September 30, 2017 actuarial valuations of changes in the primary assumptions affecting the Company's retirement plans and supplemental retirement plan.

	Impact of Changes in Actuarial Assumptions
	Change in Discount Rates		Change in Expected Return		Change in Market Value of Assets
	+1%	-1%	+1%	-1%	+5%	-5%
	(Dollar amounts in thousands)
(Decrease) increase in net benefit cost	$(3,931)	$4,830	$(1,502)	$1,502	$(1,473)	$1,473

(Decrease) increase in projected benefit obligation	(31,982)	39,902	—	—	—	—

Increase (decrease) in funded status	31,982	(39,902)	—	—	7,782	(7,782)

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

Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's internal control over financial reporting based on criteria in Internal Control – Integrated Framework (2013) issued by the COSO, and has concluded that the Company maintained effective internal control over financial reporting as of September 30, 2017.  The effectiveness of the Company's internal control over financial reporting as of September 30, 2017 has been audited by Ernst & Young, LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Management's Certifications

The certifications of the Company's Chief Executive Officer and Chief Financial Officer required by the Sarbanes-Oxley Act have been included as Exhibits 31 and 32 in this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
Matthews International Corporation and Subsidiaries:

We have audited Matthews International Corporation and Subsidiaries’ internal control over financial reporting as of September 30, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). Matthews International Corporation and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Matthews International Corporation and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 30, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Matthews International Corporation and Subsidiaries as of September 30, 2017 and 2016, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for the years then ended of Matthews International Corporation and Subsidiaries and our report dated November 21, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Pittsburgh, Pennsylvania
November 21, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
Matthews International Corporation and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Matthews International Corporation and Subsidiaries as of September 30, 2017 and 2016, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Matthews International Corporation and Subsidiaries at September 30, 2017 and 2016, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Matthews International Corporation and Subsidiaries’ internal control over financial reporting as of September 30, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated November 21, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Pittsburgh, Pennsylvania
November 21, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
Matthews International Corporation:

In our opinion, the consolidated statements of income, comprehensive income (loss), shareholders’ equity and cash flows for the year ended September 30, 2015 present fairly, in all material respects, the results of operations and cash flows of Matthews International Corporation and its subsidiaries for the year ended September 30, 2015, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the year ended September 30, 2015 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Pittsburgh, Pennsylvania
November 24, 2015

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
September 30, 2017 and 2016
(Dollar amounts in thousands, except per share data)

ASSETS	2017	2016
Current assets:
Cash and cash equivalents	$57,515	$55,711
Accounts receivable, net of allowance for doubtful accounts of $11,622 and $11,516, respectively	319,566	294,915
Inventories	171,445	162,472
Other current assets	46,533	61,086

Total current assets	595,059	574,184

Investments	37,667	31,365

Property, plant and equipment, net	235,533	219,492

Deferred income taxes	2,456	775

Other assets	51,758	19,895

Goodwill	897,794	851,489

Other intangible assets, net	424,382	393,841

Total assets	$2,244,649	$2,091,041

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS, continued
September 30, 2017 and 2016
(Dollar amounts in thousands, except per share data)

LIABILITIES AND SHAREHOLDERS' EQUITY	2017	2016
Current liabilities:
Long-term debt, current maturities	$29,528	$27,747
Trade accounts payable	66,607	58,118
Accrued compensation	62,210	63,737
Accrued income taxes	21,386	15,527
Other current liabilities	105,401	94,219
Total current liabilities	285,132	259,348

Long-term debt	881,602	844,807

Accrued pension	103,273	110,941

Postretirement benefits	19,273	22,143

Deferred income taxes	139,430	107,038

Other liabilities	25,680	37,430
Total liabilities	1,454,390	1,381,707

Shareholders' equity-Matthews:
Class A common stock, $1.00 par value; authorized 70,000,000 shares; 36,333,992 shares issued	36,334	36,334
Preferred stock, $100 par value, authorized 10,000 shares, none issued	—	—
Additional paid-in capital	123,432	117,088
Retained earnings	948,830	896,224
Accumulated other comprehensive loss	(154,115)	(181,868)
Treasury stock, 4,185,413 and 4,192,307 shares, respectively, at cost	(164,774)	(159,113)
Total shareholders' equity-Matthews	789,707	708,665
Noncontrolling interests	552	669
Total shareholders' equity	790,259	709,334

Total liabilities and shareholders' equity	$2,244,649	$2,091,041

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
for the years ended September 30, 2017, 2016 and 2015
(Dollar amounts in thousands, except per share data)

	2017	2016	2015
Sales	$1,515,608	$1,480,464	$1,426,068
Cost of sales	(952,221)	(924,010)	(896,693)

Gross profit	563,387	556,454	529,375

Selling expense	(144,174)	(140,924)	(143,299)
Administrative expense	(306,610)	(296,715)	(281,053)

Operating profit	112,603	118,815	105,023

Investment income	2,468	2,061	175
Interest expense	(26,371)	(24,344)	(20,610)
Other income (deductions), net	7,587	(1,298)	5,064

Income before income taxes	96,287	95,234	89,652

Income taxes	(22,354)	(29,073)	(26,364)

Net income	73,933	66,161	63,288

Net loss (income) attributable to noncontrolling interests	435	588	161

Net income attributable to Matthews shareholders	$74,368	$66,749	$63,449

Earnings per share attributable to Matthews shareholders:

Basic	$2.31	$2.04	$1.93

Diluted	$2.28	$2.03	$1.91

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
for the years ended September 30, 2017, 2016 and 2015
(Dollar amounts in thousands)

	Year Ended September 30, 2017
	Matthews	Noncontrolling Interest	Total
Net income (loss)	$74,368	$(435)	$73,933
Other comprehensive income, net of tax:
Foreign currency translation adjustment	9,352	119	9,471
Pension plans and other postretirement benefits	12,427	—	12,427
Unrecognized gain (loss) on derivatives:
Net change from periodic revaluation	7,043	—	7,043
Net amount reclassified to earnings	(1,069)	—	(1,069)
Net change in unrecognized gain (loss) on derivatives	5,974	—	5,974
Other comprehensive income, net of tax	27,753	119	27,872
Comprehensive income (loss)	$102,121	$(316)	$101,805

	Year Ended September 30, 2016
	Matthews	Noncontrolling Interest	Total

Net income (loss)	$66,749	$(588)	$66,161
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(17,655)	(89)	(17,744)
Pension plans and other postretirement benefits	(12,576)	—	(12,576)
Unrecognized gain (loss) on derivatives:
Net change from periodic revaluation	(3,230)	—	(3,230)
Net amount reclassified to earnings	1,919	—	1,919
Net change in unrecognized gain (loss) on derivatives	(1,311)	—	(1,311)
Other comprehensive income (loss), net of tax	(31,542)	(89)	(31,631)
Comprehensive income (loss)	$35,207	$(677)	$34,530

	Year Ended September 30, 2015
	Matthews	Noncontrolling Interest	Total

Net income (loss)	$63,449	$(161)	$63,288
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(77,237)	(150)	(77,387)
Pension plans and other postretirement benefits	(3,823)	—	(3,823)
Unrecognized gain (loss) on derivatives:
Net change from periodic revaluation	(4,841)	—	(4,841)
Net amount reclassified to earnings	2,392	—	2,392
Net change in unrecognized gain (loss) on derivatives	(2,449)	—	(2,449)
Other comprehensive income (loss), net of tax	(83,509)	(150)	(83,659)
Comprehensive loss	$(20,060)	$(311)	$(20,371)

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
for the years ended September 30, 2017, 2016 and 2015
(Dollar amounts in thousands, except per share data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income (net of tax)	Treasury Stock	Non- controlling Interests	Total
Balance, September 30, 2014	$36,334	$113,225	$798,353	$(66,817)	$(109,950)	$4,061	$775,206
Net income	—	—	63,449	—	—	(161)	63,288
Minimum pension liability	—	—	—	(3,823)	—	—	(3,823)
Translation adjustment	—	—	—	(77,237)	—	(150)	(77,387)
Fair value of derivatives	—	—	—	(2,449)	—	—	(2,449)
Total comprehensive income							(20,371)
Stock-based compensation	—	9,097	—	—	—	—	9,097
Purchase of 304,859 shares of treasury stock	—	—	—	—	(14,567)	—	(14,567)
Issuance of 334,850 shares of treasury stock	—	(7,336)	—	—	10,768	—	3,432
Cancellation of 34,789 shares of treasury stock	—	1,284	—	—	(1,284)	—	—
Dividends, $.54 per share	—	—	(17,847)	—	—	—	(17,847)
Distribution to noncontrolling interests	—	—	—	—	—	(95)	(95)
Acquisition of noncontrolling interests	—	(380)	—	—	—	(429)	(809)
Balance, September 30, 2015	36,334	115,890	843,955	(150,326)	(115,033)	3,226	734,046
Net income	—	—	66,749	—	—	(588)	66,161
Minimum pension liability	—	—	—	(12,576)	—	—	(12,576)
Translation adjustment	—	—	—	(17,655)	—	(89)	(17,744)
Fair value of derivatives	—	—	—	(1,311)	—	—	(1,311)
Total comprehensive income							34,530
Stock-based compensation	—	10,612	—	—	—	—	10,612
Purchase of 1,132,452 shares of treasury stock	—	—	—	—	(57,998)	—	(57,998)
Issuance of 404,307 shares of treasury stock	—	(5,972)	—	—	14,162	—	8,190
Cancellation of 5,237 shares of treasury stock	—	244	—	—	(244)	—	—
Dividends	—	—	(14,480)	—	—	—	(14,480)
Transactions with noncontrolling interests	—	(3,686)	—	—	—	(1,880)	(5,566)
Balance, September 30, 2016	36,334	117,088	896,224	(181,868)	(159,113)	669	709,334
Net income	—	—	74,368	—	—	(435)	73,933
Minimum pension liability	—	—	—	12,427	—	—	12,427
Translation adjustment	—	—	—	9,352	—	119	9,471
Fair value of derivatives	—	—	—	5,974	—	—	5,974
Total comprehensive income							101,805
Stock-based compensation	—	14,562	—	—	—	—	14,562
Purchase of 212,424 shares of treasury stock	—	—	—	—	(14,025)	—	(14,025)
Issuance of 221,958 shares of treasury stock	—	(8,397)	—	—	8,543	—	146
Cancellation of 2,640 shares of treasury stock	—	179	—	—	(179)	—	—
Dividends	—	—	(21,762)	—	—	—	(21,762)
Transactions with noncontrolling interests	—	—	—	—	—	199	199
Balance, September 30, 2017	$36,334	$123,432	$948,830	$(154,115)	$(164,774)	$552	$790,259

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended September 30, 2017, 2016 and 2015
(Dollar amounts in thousands)

	2017	2016	2015
Cash flows from operating activities:
Net income	$73,933	$66,161	$63,288
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	67,981	65,480	62,620
Stock-based compensation expense	14,562	10,612	9,097
Change in deferred taxes	9,725	(3,971)	9,188
Gain on sale of assets	(776)	(73)	(276)
Unrealized (gain) loss on investments	(2,660)	(1,426)	377
Trade name write-offs	—	—	4,842
Changes in working capital items	5,784	13,715	(2,751)
(Increase) decrease in other assets	(17,256)	(5,591)	4,064
(Decrease) increase in other liabilities	(7,150)	5,397	(8,041)
Increase (decrease) in pension and postretirement benefit obligations	9,689	(2,465)	8,652
Other operating activities, net	(4,533)	(7,565)	(9,996)
Net cash provided by operating activities	149,299	140,274	141,064
Cash flows from investing activities:
Capital expenditures	(44,935)	(41,682)	(48,251)
Acquisitions, net of cash acquired	(98,235)	(6,937)	(213,470)
Proceeds from sale of assets	3,764	1,478	1,062
Proceeds from sale of subsidiary	—	—	10,418
Purchases of investments	(2,211)	—	—
Restricted cash	—	—	(12,925)
Net cash used in investing activities	(141,617)	(47,141)	(263,166)
Cash flows from financing activities:
Proceeds from long-term debt	417,043	90,421	279,377
Payments on long-term debt	(388,447)	(120,380)	(100,218)
Payment on contingent consideration	—	—	(484)
Purchases of treasury stock	(14,025)	(57,998)	(14,567)
Proceeds from the exercise of stock options	14	6,406	4,015
Dividends	(21,762)	(19,413)	(17,847)
Transactions with noncontrolling interests	—	(5,566)	(904)
Settlement of multi-employer pension plan obligation	—	—	(18,157)
Other financing activities	—	(2,318)	—
Net cash (used in) provided by financing activities	(7,177)	(108,848)	131,215
Effect of exchange rate changes on cash	1,299	(770)	80
Net change in cash and cash equivalents	1,804	(16,485)	9,193
Cash and cash equivalents at beginning of year	55,711	72,196	63,003
Cash and cash equivalents at end of year	$57,515	$55,711	$72,196

Cash paid during the year for:
Interest	$26,271	$24,133	$19,663
Income taxes	8,472	11,855	11,663

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

1.     NATURE OF OPERATIONS:

Matthews International Corporation ("Matthews" or the "Company"), founded in 1850 and incorporated in Pennsylvania in 1902, is a global provider of brand solutions, memorialization products and industrial technologies.  Brand solutions include brand development, deployment and delivery (consisting of brand management, pre-media services, printing plates and cylinders, and imaging services for consumer packaged goods and retail customers, merchandising display systems, and marketing and design services).  Memorialization products consist primarily of bronze and granite memorials and other memorialization products, caskets and cremation equipment primarily for the cemetery and funeral home industries.  Industrial technologies include marking and coding equipment and consumables, industrial automation products and order fulfillment systems for identifying, tracking, picking and conveying consumer and industrial products.

The Company has facilities in the United States, Europe, Asia, Canada, Australia, and Central and South America.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation:

The consolidated financial statements include all domestic and foreign subsidiaries in which the Company maintains an ownership interest and has operating control. Investments in certain companies over which the Company exerts significant influence, but does not control the financial and operating decisions, are accounted for as equity method investments.  Investments in certain companies over which the Company does not exert significant influence are accounted for as cost method investments. All intercompany accounts and transactions have been eliminated.

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

Inventories:

Inventories are stated at the lower of cost or market with cost generally determined under the average cost method. Inventory costs include material, labor, and applicable manufacturing overhead (including depreciation) and other direct costs.

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

Pension and Other Postretirement Plans:

Pension assets and liabilities are determined on an actuarial basis and are affected by the market value of plan assets, estimates of the expected return on plan assets and the discount rate used to determine the present value of benefit obligations.  Actual changes in the fair market value of plan assets and differences between the actual return on plan assets, the expected return on plan assets and changes in the selected discount rate will affect the amount of pension cost. Differences between actual and expected results or changes in the value of the obligations and plan assets are initially recognized through other comprehensive income and subsequently amortized to the Consolidated Statement of Income.

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

Changes in the fair value of derivatives designated as cash flow hedges are recorded in other comprehensive income (loss) ("OCI"), net of tax, and are reclassified to earnings in a manner consistent with the underlying hedged item.  The cash flows from derivative activities are recognized in the statement of cash flows in a manner consistent with the underlying hedged item.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (continued)

Foreign Currency:

The functional currency of the Company's foreign subsidiaries is generally the local currency.  Balance sheet accounts for foreign subsidiaries are translated into U.S. dollars at exchange rates in effect at the consolidated balance sheet date.  Gains or losses that result from this process are recorded in accumulated other comprehensive income (loss).  The revenue and expense accounts of foreign subsidiaries are translated into U.S. dollars at the average exchange rates that prevailed during the period. Realized gains and losses from foreign currency transactions are presented in the Statement of Income in a consistent manner with the underlying transaction based upon the provisions of Accounting Standards Codification ("ASC") 830 "Foreign Currency Matters."

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

For pre-need sales of memorials and vases, revenue is recognized when the memorial has been manufactured to the customer's specifications (e.g., name and birth date), title has been transferred to the customer and the memorial and vase are placed in storage for future delivery.  A liability has been recorded for the estimated costs of finishing pre-need bronze memorials and vases that have been manufactured and placed in storage prior to July 1, 2003 for future delivery.  Beginning July 1, 2003, revenue is deferred by the Company on the portion of pre-need sales attributable to the final finishing and storage of the pre-need merchandise.  Deferred revenue for final finishing is recognized at the time the pre-need merchandise is finished and shipped to the customer.  Deferred revenue related to storage is recognized on a straight-line basis over the estimated average time that pre-need merchandise is held in storage.  At September 30, 2017, the Company held 330,716 memorials and 221,713 vases in its storage facilities under the pre-need sales program.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (continued)

Research and Development Expenses:

Research and development costs are expensed as incurred and were approximately $16,362, $14,793 and $13,033 for the years ended September 30, 2017, 2016 and 2015, respectively.

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

3.     ACCOUNTING PRONOUNCEMENTS:

Issued

In August 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2017-12, Derivatives and Hedging (Topic 815), which provides new guidance intended to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. This ASU is effective for the Company beginning in fiscal year 2020. The adoption of this ASU is not expected to have a material impact on the Company's consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718), which provides new guidance intended to clarify and reduce complexities in applying stock compensation guidance to a change to the terms or conditions of share-based payment awards. This ASU is effective for the Company beginning in fiscal year 2019. The Company is in the process of assessing the impact this ASU will have on its consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers: Topic 606. This ASU replaces nearly all existing U.S. GAAP guidance on revenue recognition. The standard prescribes a five-step model for recognizing revenue, the application of which will require significant judgment. The FASB issued ASU 2015-14 in August 2015 which resulted in a deferral of the original effective date of ASU 2014-09. During 2016, the FASB issued four ASUs that address implementation issues and correct or improve certain aspects of the new revenue recognition guidance, including ASU 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU 2016-10, Identifying Performance Obligations and Licensing, ASU 2016-12, Narrow-Scope Improvements and Practical Expedients and ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. These ASUs do not change the core principles in the revenue recognition guidance outlined above. ASU No. 2014-09 and the related ASUs referenced above are effective for Matthews beginning October 1, 2018. The Company is in the process of completing its initial detailed review of all global revenue arrangements in accordance with these ASUs and assessing the impact these ASUs will have on its consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

3.     ACCOUNTING PRONOUNCEMENTS, (continued)

Adopted

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which provides new guidance intended to simplify the accounting surrounding share-based compensation. Under the new guidance, all excess tax benefits related to share-based compensation are recognized as a component of income tax expense, and will no longer be recognized within additional paid-in capital. The Company has early adopted this ASU in the fourth quarter of fiscal 2017, which, under the prospective method,  includes retroactive application of the ASU beginning October 1, 2016 (beginning of the fiscal year).  This ASU allows for an accounting policy election to estimate the number of awards that are expected to vest or account for forfeitures when they occur. The Company elected to maintain its current forfeitures policy and will continue to include an estimate of those forfeitures when recognizing stock-based compensation expense. The adoption of this ASU in fiscal 2017 resulted in a reduction to income tax expense of $1,234, and a corresponding favorable impact on diluted earnings per share of $0.04, both of which have been retroactively included in the first quarter results for fiscal 2017.

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
Level 3:                         Unobservable inputs for the asset or liability.

As of September 30, 2017 and 2016, the fair values of the Company's assets and liabilities measured on a recurring basis were categorized as follows:

	September 30, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Derivatives (1)	$—	$3,990	$—	$3,990
Equity and fixed income mutual funds	—	21,649	—	21,649
Other investments	—	5,810	—	5,810
Total assets at fair value	$—	$31,449	$—	$31,449

Liabilities:
Derivatives (1)	$—	$31	$—	$31
Total liabilities at fair value	$—	$31	$—	$31

(1) Interest rate swaps are valued based on observable market swap rates and are classified within Level 2 of the fair value hierarchy.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

4.    FAIR VALUE MEASUREMENTS, (continued)

	September 30, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Derivatives (1)	$—	$193	$—	$193
Equity and fixed income mutual funds	—	19,790	—	19,790
Other investments	—	5,127	—	5,127
Total assets at fair value	$—	$25,110	$—	$25,110

Liabilities:
Derivatives (1)	$—	$6,027	$—	$6,027
Total liabilities at fair value	$—	$6,027	$—	$6,027

(1) Interest rate swaps are valued based on observable market swap rates and are classified within Level 2 of the fair value hierarchy.

5.    INVENTORIES:

Inventories at September 30, 2017 and 2016 consisted of the following:

	2017	2016
Raw materials	$29,396	$29,597
Work in process	61,917	54,357
Finished goods	80,132	78,518
	$171,445	$162,472

6.    INVESTMENTS:

Investment securities are recorded at fair value and are classified as trading securities.   Investments classified as trading securities primarily consisted of equity and fixed income mutual funds.  The market value of these investments exceeded cost by $785 and $414 at September 30, 2017 and 2016, respectively. Realized and unrealized gains and losses are recorded in investment income.  Realized gains (losses) for fiscal 2017, 2016 and 2015 were not material.  Other investments include ownership interests in various entities of less than 20%, which are recorded under the cost method of accounting.

At September 30, 2017 and 2016, non-current investments were as follows:

	2017	2016
Equity and fixed income mutual funds	$21,649	$19,790
Other investments	16,018	11,575
	$37,667	$31,365

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

7.     PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment and the related accumulated depreciation at September 30, 2017 and 2016 were as follows:

	2017	2016
Buildings	$104,604	$102,153
Machinery and equipment	412,980	378,650
	517,584	480,803
Less accumulated depreciation	(335,346)	(305,613)
	182,238	175,190
Land	16,845	19,705
Construction in progress	36,450	24,597
	$235,533	$219,492

Depreciation expense, including amortization of assets under capital lease, was $44,668, $44,659 and $43,820 for each of the three years ended September 30, 2017, 2016 and 2015, respectively.

8.    LONG-TERM DEBT:

Long-term debt at September 30, 2017 and 2016 consisted of the following:

	2017	2016
Revolving credit facilities	$551,126	$608,000
Securitization facility	95,825	—
Senior secured term loan	232,479	246,449
Notes payable to banks	21,831	5,301
Short-term borrowings	4,735	8,617
Capital lease obligations	5,134	4,187
	911,130	872,554
Less current maturities	(29,528)	(27,747)
	$881,602	$844,807

The Company has a domestic credit facility with a syndicate of financial institutions that includes a $900,000 senior secured revolving credit facility and a $250,000 senior secured term loan. The term loan requires scheduled principal payments of 5.0% of the outstanding principal in year one, 7.5% in year two, and 10.0% in years three through five, payable in quarterly installments.  The balance of the revolving credit facility and the term loan are due on the maturity date of April 26, 2021. Borrowings under both the revolving credit facility and the term loan bear interest at LIBOR plus a factor ranging from 0.75% to 2.00% (1.75% at September 30, 2017) based on the Company's leverage ratio.  The leverage ratio is defined as net indebtedness divided by adjusted EBITDA (earnings before interest, taxes, depreciation and amortization).  The Company is required to pay an annual commitment fee ranging from 0.15% to 0.25% (based on the Company's leverage ratio) of the unused portion of the revolving credit facility.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

8.     LONG-TERM DEBT, (continued)

The domestic credit facility requires the Company to maintain certain leverage and interest coverage ratios. A portion of the facility (not to exceed $35,000) is available for the issuance of trade and standby letters of credit. Outstanding borrowings on the revolving credit facility at September 30, 2017 and 2016 were $525,000 and $608,000, respectively. Outstanding borrowings on the term loan at September 30, 2017 and 2016 was $232,479 and $246,449, respectively. The weighted-average interest rate on outstanding borrowings for the domestic credit facility (including the effects of interest rate swaps) at September 30, 2017 and 2016 was 3.01% and 2.59%, respectively.

During fiscal 2017, the Company entered into a two-year $115,000 accounts receivable securitization facility (the "Securitization Facility") with certain financial institutions. Under the Securitization Facility, the Company and certain of its domestic subsidiaries sell, on a continuous basis without recourse, their trade receivables to Matthews Receivables Funding Corporation, LLC (“Matthews RFC”), a wholly-owned bankruptcy-remote subsidiary of the Company. Matthews RFC in turn assigns a collateral interest in these receivables to certain financial institutions, and then may borrow funds under the Securitization Facility. The Securitization Facility does not qualify for sale treatment. Accordingly, the trade receivables and related debt obligations remain on the Company's Consolidated Balance Sheet. Borrowings under the Securitization Facility bear interest at LIBOR plus 0.75%. The Company is required to pay an annual commitment fee ranging from 0.25% to 0.35% of the unused portion of the Securitization Facility. The Company had $95,825 in outstanding borrowings under the Securitization Facility as of September 30, 2017. At September 30, 2017, the interest rate on borrowings under this facility was 1.98%.
The following table presents information related to interest rate contracts entered into by the Company and designated as cash flow hedges:

	September 30, 2017	September 30, 2016
Pay fixed swaps - notional amount	$414,063	$403,125
Net unrealized gain (loss)	$3,959	$(5,834)
Weighted-average maturity period (years)	3.3	3.9
Weighted-average received rate	1.23%	0.53%
Weighted-average pay rate	1.34%	1.26%

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

The fair value of the interest rate swaps reflected an unrealized gain, net of unrealized losses, of $3,959 ($2,415 after tax) and an unrealized loss, net of unrealized gains, of $5,834 ($3,559 after tax) at September 30, 2017 and 2016, respectively, that is included in shareholders' equity as part of accumulated other comprehensive income ("AOCI").  Assuming market rates remain constant with the rates at September 30, 2017, a gain (net of tax) of approximately $666 included in AOCI is expected to be recognized in earnings over the next twelve months.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

8.     LONG-TERM DEBT, (continued)

At September 30, 2017 and 2016, the interest rate swap contracts were reflected on a gross-basis in the consolidated balance sheets as follows:

Derivatives:	2017	2016
Current assets:
Other current assets	$1,098	$43
Long-term assets:
Other assets	2,892	150
Current liabilities:
Other current liabilities	(7)	(1,529)
Long-term liabilities:
Other liabilities	(24)	(4,498)
Total derivatives	$3,959	$(5,834)

The gains (losses) recognized on derivatives was as follows:

Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		2017	2016	2015
Interest rate swaps	Interest expense	$1,752	$(3,146)	$(3,922)

The Company recognized the following gains (losses) in AOCI:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives			Location of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income(Effective Portion*)
	2017	2016	2015	(Effective Portion*)	2017	2016	2015

Interest rate swaps	$7,043	$(3,230)	$(4,841)	Interest expense	$1,069	$(1,919)	$(2,392)

*There is no ineffective portion or amount excluded from effectiveness testing.

The Company, through certain of its European subsidiaries, has a credit facility with a European bank, which is guaranteed by Matthews International Corporation.  The maximum amount of borrowings available under this facility is €35.0 million ($41,345).  The credit facility matures in December 2018 and the Company intends to extend this facility. Outstanding borrowings under this facility were €22.1 million ($26,126) at September 30, 2017. There were no outstanding borrowings under this facility at September 30, 2016. The weighted-average interest rate on this facility at September 30, 2017 was 1.75%.

In November 2016, the Company’s German subsidiary, Matthews Europe GmbH & Co. KG, issued €15.0 million ($17,719 at September 30, 2017) of senior unsecured notes with European banks.  The notes are guaranteed by Matthews International Corporation and mature in November 2019.  A portion of the notes (€5.0 million) have a fixed interest rate of 1.40%, and the remainder bear interest at Euro LIBOR plus 1.40%.  The weighted-average interest rate on the notes at September 30, 2017 was 1.40%.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

8.     LONG-TERM DEBT, (continued)

The Company, through its Italian subsidiary, Matthews International S.p.A., has several loans with various Italian banks.  Outstanding borrowings on these loans totaled €2.6 million ($3,079) and €3.2 million ($3,538) at September 30, 2017 and 2016, respectively.  The maturity dates for these loans range from October 2017 through November 2019. Matthews International S.p.A. also has multiple on-demand lines of credit totaling €11.3 million ($13,384) with the same Italian banks.  Outstanding borrowings on these lines were €4.0 million ($4,735) and €5.2 million ($5,801) at September 30, 2017 and 2016, respectively.  The weighted-average interest rate on outstanding Matthews International S.p.A. borrowings at September 30, 2017 and 2016 was 2.20% and 1.80%, respectively.

Other debt totaled $1,032 and $4,579 at September 30, 2017 and 2016, respectively. The weighted-average interest rate on these outstanding borrowings was 5.04% and 3.31% at September 30, 2017 and 2016, respectively.

In September 2014, a claim was filed seeking to draw upon a letter of credit issued by the Company of £8,570,000 ($11,477 at September 30, 2017) with respect to a performance guarantee on a project in Saudi Arabia. Management assessed the customer's demand to be without merit and initiated an action with the court in the United Kingdom (the "Court"). Pursuant to this action, an order was issued by the Court in January 2015 requiring that, upon receipt by the customer, the funds were to be remitted by the customer to the Court pending resolution of the dispute between the parties. As a result, the Company made payment on the draw to the financial institution for the letter of credit and the funds were ultimately received by the customer. The customer did not remit the funds to the Court as ordered. On June 14, 2016, the Court ruled completely in favor of Matthews following a trial on the merits. However, as the customer has neither yet remitted the funds nor complied with the final, un-appealed orders of the Court, it is possible the resolution of this matter could have an unfavorable financial impact on Matthews’ results of operations. As of September 30, 2017, the Company has determined that resolution of this matter may take an extended period of time and therefore has reclassified the funded letter of credit from other current assets to other assets on the Consolidated Balance Sheet. The Company will continue to assess collectability related to this matter as facts and circumstances evolve. As of September 30, 2016, the Company presented the funded letter of credit within other current assets on the Consolidated Balance Sheet.

As of September 30, 2017 and 2016, the fair value of the Company's long-term debt, including current maturities, which is classified as Level 2 in the fair value hierarchy, approximated the carrying value included in the Consolidated Balance Sheets.

Aggregate maturities of long-term debt, including short-term borrowings and capital leases, is as follows:

2018	$29,528
2019	166,012
2020	25,487
2021	687,504
2022	242
Thereafter	2,357
$911,130

9.     SHAREHOLDERS' EQUITY:

The authorized common stock of the Company consists of 70,000,000 shares of Class A Common Stock, $1.00 par value.

The Company has a stock repurchase program.  The buy-back program is designed to increase shareholder value, enlarge the Company's holdings of its common stock, and add to earnings per share.  Repurchased shares may be retained in treasury, utilized for acquisitions, or reissued to employees or other purchasers, subject to the restrictions of the Company's Restated Articles of Incorporation.  Under the current authorization, the Company's Board of Directors has authorized the repurchase of a total of 5,000,000 shares of Matthews' common stock under the program, of which 1,816,146 shares remain available for repurchase as of September 30, 2017.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

10.     SHARE-BASED PAYMENTS:

The Company maintains an equity incentive plan (the "2012 Equity Incentive Plan") that provides for grants of stock options, restricted shares, stock-based performance units and certain other types of stock-based awards.  Under the 2012 Equity Incentive Plan, which has a ten years term, the maximum number of shares available for grants or awards is an aggregate of 2,500,000.  At September 30, 2017, there were 589,238 shares reserved for future issuance under the 2012 Equity Incentive Plan. The 2012 Equity Incentive Plan is administered by the Compensation Committee of the Board of Directors.

The option price for each stock option granted under any of the plans may not be less than the fair market value of the Company's Class A Common Stock on the date of grant.  As of September 30, 2017, there were no stock options outstanding.

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

For the years ended September 30, 2017, 2016 and 2015, stock-based compensation cost totaled $14,562, $10,612 and $9,097, respectively. The year ended September 30, 2017 included $3,337 of stock-based compensation cost that was recognized at the time of grant for retirement-eligible employees. The associated future income tax benefit recognized was $5,534, $4,139 and $3,548 for the years ended September 30, 2017, 2016 and 2015, respectively.

The amount of cash received from the exercise of stock options was $14, $6,406 and $4,015, for the years ended September 30, 2017, 2016 and 2015, respectively. In connection with these exercises, the tax benefits realized by the Company were $3, $932 and $350 for the years ended September 30, 2017, 2016 and 2015, respectively.

The transactions for restricted stock for the year ended September 30, 2017 were as follows:

	Shares	Weighted- average Grant-date Fair Value
Non-vested at September 30, 2016	522,710	$45.10
Granted	216,655	66.61
Vested	(231,231)	46.57
Expired or forfeited	(6,950)	50.29
Non-vested at September 30, 2017	501,184	$53.65

As of September 30, 2017, the total unrecognized compensation cost related to unvested restricted stock was $7,205 which is expected to be recognized over a weighted-average period of 1.5 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

10.            SHARE-BASED PAYMENTS, (continued)

The transactions for shares under options for the year ended September 30, 2017 were as follows:

	Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, September 30, 2016	77,733	$40.56
Exercised	(333)	40.56
Expired or forfeited	(77,400)	40.56
Outstanding, September 30, 2017	—	$—	—	$—
Exercisable, September 30, 2017	—	$—	—	$—

No options vested during the year ended September 30, 2017 and 2016, respectively.   The intrinsic value of options (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during the years ended September 30, 2017, 2016 and 2015 was $9, $2,692 and $931, respectively.

The transactions for non-vested option shares for the year ended September 30, 2017 were as follows:

	Shares	Weighted- average Grant-date Fair Value
Non-vested at September 30, 2016	77,400	$12.29
Expired or forfeited	(77,400)	12.29
Non-vested at September 30, 2017	—	$—

The fair value of each restricted stock grant is estimated on the date of grant using a binomial lattice valuation model.  The following table indicates the assumptions used in estimating fair value of restricted stock for the years ended September 30, 2017, 2016 and 2015.

	2017	2016	2015
Expected volatility	20.2%	20.7%	22.2%
Dividend yield	1.1%	1.0%	1.0%
Average risk-free interest rate	1.7%	1.7%	1.7%
Average expected term (years)	2.1	2.1	1.8

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

10.            SHARE-BASED PAYMENTS, (continued)

The Company maintains the 1994 Director Fee Plan and the Amended and Restated 2014 Director Fee Plan (collectively, the "Director Fee Plans").  There will be no further fees or share-based awards granted under the 1994 Director Fee Plan.  Under the Amended and Restated 2014 Director Fee Plan, non-employee directors (except for the Chairman of the Board) each receive, as an annual retainer fee for fiscal 2017, either cash or shares of the Company's Class A Common Stock with a value equal to $75.  The annual retainer fee for fiscal 2017 paid to a non-employee Chairman of the Board is $175.  Where the annual retainer fee is provided in shares, each director may elect to be paid these shares on a current basis or have such shares credited to a deferred stock account as phantom stock, with such shares to be paid to the director subsequent to leaving the Board.  The value of deferred shares is recorded in other liabilities.  A total of 16,139 shares had been deferred under the Director Fee Plans at September 30, 2017.  Additionally, non-employee directors each receive an annual stock-based grant (non-statutory stock options, stock appreciation rights and/or restricted shares) with a value of $125 for fiscal year 2017.  A total of 22,300 stock options have been granted under the Director Fee Plans.  At September 30, 2017, there were no options outstanding. Additionally, 161,724 shares of restricted stock have been granted under the Director Fee Plans, 58,574 of which were issued under the Amended and Restated 2014 Director Fee Plan. 25,157 shares of restricted stock are unvested at September 30, 2017.  A total of 150,000 shares have been authorized to be issued under the Amended and Restated 2014 Director Fee Plan.

11.     EARNINGS PER SHARE:

The information used to compute earnings per share attributable to Matthews' common shareholders was as follows:

	2017	2016	2015
Net income attributable to Matthews shareholders	$74,368	$66,749	$63,449
Less: dividends and undistributed earnings allocated to participating securities	—	—	10
Net income available to Matthews shareholders	$74,368	$66,749	$63,439

Weighted-average shares outstanding (in thousands):
Basic shares	32,240	32,642	32,939
Effect of dilutive securities	330	262	257
Diluted shares	32,570	32,904	33,196

Anti-dilutive securities excluded from the dilutive calculation were insignificant for the fiscal years ended September 30, 2017, 2016, and 2015.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

12.    PENSION AND OTHER POSTRETIREMENT PLANS:

The Company provides defined benefit pension and other postretirement plans to certain employees. Effective January 1, 2014, the Company's principal retirement plan was closed to new participants.  The following provides a reconciliation of benefit obligations, plan assets and funded status of the plans as of the Company's actuarial valuation as of September 30, 2017 and 2016:

	Pension		Other Postretirement
	2017	2016	2017	2016
Change in benefit obligation:
Benefit obligation, beginning of year	$263,566	$238,727	$23,290	$20,424
Service cost	8,553	7,446	392	402
Interest cost	7,362	9,725	626	845
Actuarial (gain) loss	(4,264)	26,841	(2,600)	2,931
Exchange loss (gain)	589	(6)	—	—
Benefit payments	(16,134)	(19,167)	(1,392)	(1,312)
Benefit obligation, end of year	259,672	263,566	20,316	23,290

Change in plan assets:
Fair value, beginning of year	151,864	142,225	—	—
Actual return	12,586	11,244	—	—
Benefit payments (1)	(16,134)	(19,167)	(1,392)	(1,312)
Employer contributions	7,318	17,562	1,392	1,312
Fair value, end of year	155,634	151,864	—	—

Funded status	(104,039)	(111,701)	(20,317)	(23,291)
Unrecognized actuarial loss (gain)	73,616	92,310	(1,469)	1,130
Unrecognized prior service cost	(690)	(1,048)	(720)	(916)
Net amount recognized	$(31,113)	$(20,439)	$(22,506)	$(23,077)

Amounts recognized in the consolidated balance sheet:
Current liability	$(766)	$(760)	$(1,044)	$(1,148)
Noncurrent benefit liability	(103,273)	(110,941)	(19,273)	(22,143)
Accumulated other comprehensive loss (income)	72,926	91,262	(2,189)	214
Net amount recognized	$(31,113)	$(20,439)	$(22,506)	$(23,077)

Amounts recognized in accumulated
other comprehensive loss (income):
Net actuarial loss (income)	$73,616	$92,310	$(1,469)	$1,130
Prior service cost	(690)	(1,048)	(720)	(916)
Net amount recognized	$72,926	$91,262	$(2,189)	$214

(1) Pension benefit payments in fiscal 2017 and 2016 include $5,655 and $9,300 of lump sum distributions, respectively, that were made to certain terminated vested employees as settlements of the employees' pension obligations. These distributions did not meet the threshold to qualify as settlements under U.S. GAAP and therefore, no unamortized actuarial losses were recognized in the Statements of Income upon completion of the lump sum distributions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

12.     PENSION AND OTHER POSTRETIREMENT PLANS, (continued)

Based upon actuarial valuations performed as of September 30, 2017 and 2016, the accumulated benefit obligation for the Company's defined benefit pension plans was $238,307 and $240,329 at September 30, 2017 and 2016, respectively, and the projected benefit obligation for the Company's defined benefit pension plans was $259,672 and $263,566 at September 30, 2017 and 2016, respectively.

Net periodic pension and other postretirement benefit cost for the plans included the following:

	Pension			Other Postretirement
	2017	2016	2015	2017	2016	2015
Service cost	$8,553	$7,446	$6,764	$392	$402	$454
Interest cost	7,362	9,725	8,740	626	845	885
Expected return on plan assets	(9,249)	(9,625)	(10,151)	—	—	—
Amortization:
Prior service cost	(181)	(183)	(180)	(195)	(195)	(195)
Net actuarial loss (gain)	10,034	7,468	6,203	—	—	—
Net benefit cost	$16,519	$14,831	$11,376	$823	$1,052	$1,144

Effective September 30, 2016, the Company changed the method used to estimate the service and interest components of net periodic benefit cost for its pensions. This change, compared to the previous method, resulted in a decrease in the service and interest components for pension cost beginning in fiscal 2017. Historically, the Company estimated these service and interest cost components utilizing a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period. Matthews has elected to utilize a full yield curve approach in the estimation of these components by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows. This change was made to provide a more precise measurement of service and interest costs by improving the correlation between projected benefit cash flows to the corresponding spot yield curve rates. This change does not affect the measurement of the total benefit obligations. The Company has accounted for this change as a change in accounting estimate that is inseparable from a change in accounting principle and accordingly, has accounted for it prospectively. This change resulted in a reduction of service and interest costs of approximately $1,960 in fiscal 2017.

Benefit payments under the Company's principal retirement plan are made from plan assets, while benefit payments under the supplemental retirement plan and postretirement benefit plan are made from the Company's operating cash.  Under I.R.S. regulations, the Company was required to make a $5,109 contribution to its principal retirement plan in fiscal 2017. The Company is not required to make any significant cash contributions to its principal retirement plan in fiscal 2018.

Contributions made in fiscal 2017 are as follows:

Contributions	Pension	Other Postretirement
Principal retirement plan	$6,180	$—
Supplemental retirement plan	725	—
Other retirement plans	413	—
Other postretirement plan	—	1,392

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

12.     PENSION AND OTHER POSTRETIREMENT PLANS, (continued)

Amounts of AOCI expected to be recognized in net periodic benefit costs in fiscal 2018 include:

	Pension Benefits	Other Postretirement Benefits
Net actuarial loss	$7,010	$—
Prior service cost	(138)	(195)

The weighted-average assumptions in the following table represent the rates used to develop the actuarial present value of the projected benefit obligation for the year listed and also the net periodic benefit cost for the following year. The measurement date of annual actuarial valuations for the Company's principal retirement and other postretirement benefit plans was September 30, for fiscal 2017, 2016 and 2015.  The weighted-average assumptions for those plans were:

	Pension			Other Postretirement
	2017	2016	2015	2017	2016	2015
Discount rate	3.76%	3.51%	4.25%	3.72%	3.42%	4.25%
Return on plan assets	6.75%	7.25%	7.75%	—	—	—
Compensation increase	3.50%	3.50%	3.50%	—	—	—

In October 2014, the Society of Actuaries' Retirement Plans Experience Committee (RPEC) released new mortality tables known as RP 2014. Each year, RPEC releases an update to the mortality improvement assumption that was released with the RP 2014 tables. The Company considered the RPEC mortality and mortality improvement tables and performed a review of its own mortality history to assess the appropriateness of the RPEC tables for use in generating financial results.  In fiscal years 2017, 2016 and 2015 , the Company elected to value its principal retirement and other postretirement benefit plan liabilities using the base RP 2014 mortality table and a slightly modified fully generational mortality improvement assumption. The revised assumption uses the most recent RPEC mortality improvement table for all years where the RPEC tables are based on finalized data, and the most recently published Social Security Administration Intermediate  mortality improvement for subsequent years.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

12.     PENSION AND OTHER POSTRETIREMENT PLANS, (continued)

Effective August 1, 2017, the Company merged the IDL, Inc. retirement income plan and the Aurora Casket Company, LLC pension plan into the Company’s principal pension plan. No changes were made to the benefit formulas, vesting provisions, or to the employees covered by the plans.

The Company's defined benefit pension plans' weighted-average asset allocation at September 30, 2017 and 2016 and weighted-average target allocation were as follows:

	Plan Assets at		Target
Asset Category	2017	2016	Allocation*
Equity securities	$77,245	$58,849	50%
Fixed income, cash and cash equivalents	49,008	72,495	30%
Other investments	29,381	20,520	20%
	$155,634	$151,864	100%

* Target allocation relates to the Company's primary defined benefit pension plan

Based on an analysis of the historical and expected future performance of the plan's assets and information provided by its independent investment advisor, the Company set the long-term rate of return assumption for its primary defined benefit pension plans' assets at 6.75% in 2017 for purposes of determining pension cost and funded status under current guidance.  The Company's discount rate assumption used in determining the present value of the projected benefit obligation is based upon published indices.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

12.     PENSION AND OTHER POSTRETIREMENT PLANS, (continued)

The Company's defined benefit pension plans' asset categories at September 30, 2017 and 2016 were as follows:

	September 30, 2017
Asset Category	Level 1	Level 2	Level 3	Total
Equity securities - stocks	$42,731	$—	$—	$42,731
Equity securities - mutual funds	34,514	—	—	34,514
Fixed income securities	30,032	14,870	—	44,902
Cash and cash equivalents	4,106	—	—	4,106
Other investments	19,901	—	9,480	29,381
Total	$131,284	$14,870	$9,480	$155,634

	September 30, 2016
Asset Category	Level 1	Level 2	Level 3	Total
Equity securities - stocks	$35,912	$—	$—	$35,912
Equity securities - mutual funds	22,937	—	—	22,937
Fixed income securities	41,099	11,732	—	52,831
Cash and cash equivalents	19,664	—	—	19,664
Other investments	7,694	10	12,816	20,520
Total	$127,306	$11,742	$12,816	$151,864

Changes in the fair value of Level 3 assets at September 30, 2017 and 2016 are summarized as follows:

Asset Category	Fair Value, Beginning of Period	Acquisitions	Dispositions	Realized Gains	Unrealized Gains (Losses)	Fair Value, End of Period
Other investments:
Fiscal Year Ended:
September 30, 2017	$12,816	$—	$(3,286)	$418	$(468)	$9,480
September 30, 2016	13,982	—	(941)	449	(674)	12,816

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

12.     PENSION AND OTHER POSTRETIREMENT PLANS, (continued)

Benefit payments expected to be paid are as follows:

Years ending September 30:	Pension Benefits	Other Postretirement Benefits

2018	$10,137	$1,044
2019	10,586	1,072
2020	10,983	1,013
2021	11,447	1,044
2022	12,811	1,094
2023-2027	72,463	6,004
	$128,427	$11,271

For measurement purposes, a rate of increase of 7.3% in the per capita cost of health care benefits was assumed for 2018; the rate was assumed to decrease gradually to 4.0% for 2058 and remain at that level thereafter.  Assumed health care cost trend rates have a significant effect on the amounts reported.  An increase in the assumed health care cost trend rates by one percentage point would have increased the accumulated postretirement benefit obligation as of September 30, 2017 by $718 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year then ended by $47.  A decrease in the assumed health care cost trend rates by one percentage point would have decreased the accumulated postretirement benefit obligation as of September 30, 2017 by $822 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year then ended by $54.

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

The Company sponsors defined contribution plans for hourly and salary employees. The expense associated with the contributions made to these plans was $8,620, $8,117, and $6,819 for the fiscal years ended September 30, 2017, 2016 and 2015, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

13.     ACCUMULATED OTHER COMPREHENSIVE INCOME:

The changes in AOCI by component, net of tax, for the years ended September 30, 2017, 2016 and 2015 were as follows:

		Postretirement Benefit Plans	Currency Translation Adjustment		Derivatives	Total
Attributable to Matthews:
Balance, September 30, 2014		$(39,651)	$(27,367)		$201	$(66,817)
OCI before reclassification		(7,378)	(77,237)		(4,841)	(89,456)
Amounts reclassified from AOCI	(a)	3,555	—	(b)	2,392	5,947
Net current-period OCI		(3,823)	(77,237)		(2,449)	(83,509)
Balance, September 30, 2015		$(43,474)	$(104,604)		$(2,248)	$(150,326)
OCI before reclassification		(16,901)	(17,655)		(3,230)	(37,786)
Amounts reclassified from AOCI	(a)	4,325	—	(b)	1,919	6,244
Net current-period OCI		(12,576)	(17,655)		(1,311)	(31,542)
Balance, September 30, 2016		$(56,050)	$(122,259)		$(3,559)	$(181,868)
OCI before reclassification		6,536	9,352		7,043	22,931
Amounts reclassified from AOCI	(a)	5,891	—	(b)	(1,069)	4,822
Net current-period OCI		12,427	9,352		5,974	27,753
Balance, September 30, 2017		$(43,623)	$(112,907)		$2,415	$(154,115)

Attributable to noncontrolling interest:
Balance, September 30, 2014		$—	$516		$—	$516
OCI before reclassification		—	(150)		—	(150)
Net current-period OCI		—	(150)		—	(150)
Balance, September 30, 2015		$—	$366		$—	$366
OCI before reclassification		—	(89)		—	(89)
Net current-period OCI		—	(89)		—	(89)
Balance, September 30, 2016		$—	$277		$—	$277
OCI before reclassification		—	119		—	119
Net current-period OCI		—	119		—	119
Balance, September 30, 2017		$—	$396		$—	$396

(a)	Amounts were included in net periodic benefit cost for pension and other postretirement benefit plans (see Note 12).

(b)	Amounts were included in interest expense in the periods the hedged item affected earnings (see Note 8).

Accumulated other comprehensive loss at September 30, 2017 and 2016 consisted of the following:

	2017	2016
Cumulative foreign currency translation	$(112,907)	$(122,259)
Fair value of derivatives, net of tax of $1,544 and $2,275, respectively	2,415	(3,559)
Minimum pension liabilities, net of tax of $27,114 and $35,426, respectively	(43,623)	(56,050)
	$(154,115)	$(181,868)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

13.     ACCUMULATED OTHER COMPREHENSIVE INCOME, (continued)

Reclassifications out of AOCI for the years ended September 30, 2017, 2016 and 2015 were as follows:

Details about AOCI Components		September 30, 2017	September 30, 2016	September 30, 2015	Affected line item in the Statement of Income
Postretirement benefit plans
Prior service (cost) credit	(a)	$376	$378	$375
Actuarial losses	(a)	(10,034)	(7,468)	(6,203)
	(b)	(9,658)	(7,090)	(5,828)	Income before income tax
		(3,767)	(2,765)	(2,273)	Income taxes
		$(5,891)	$(4,325)	$(3,555)	Net income
Derivatives
Interest rate swap contracts		$1,752	$(3,146)	$(3,922)	Interest expense
	(b)	1,752	(3,146)	(3,922)	Income before income tax
		683	(1,227)	(1,530)	Income taxes
		$1,069	$(1,919)	$(2,392)	Net income

(a)
Amounts are included in the computation of pension and other postretirement benefit expense, which is reported in both cost of goods sold and selling and administrative expenses.  For additional information, see Note 12.

(b)For pre-tax items, positive amounts represent income and negative amounts represent expense.

14.     INCOME TAXES:

The provision for income taxes consisted of the following:

	2017	2016	2015
Current:
Federal	$1,542	$18,733	$655
State	628	1,829	1,466
Foreign	10,459	12,482	10,599
	12,629	33,044	12,720
Deferred:
Federal	11,887	(3,066)	13,279
State	905	(2,412)	645
Foreign	(3,067)	1,507	(280)
	9,725	(3,971)	13,644
Total	$22,354	$29,073	$26,364

During 2017, the Company adopted ASU 2016-09 and recorded current year tax benefits related to share-based payments as a component of income tax expense (See Note 3, Accounting Pronouncements). The tax benefits related to share-based payments recorded as a component of income tax expense for the year ended September 30, 2017 were $1,234. The tax benefits related to share-based payments recorded directly to additional paid-in capital for the years ended September 30, 2016, and 2015 were $1,720, and $418, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

14.     INCOME TAXES, (continued)

The reconciliation of the federal statutory tax rate to the consolidated effective tax rate was as follows:

	2017	2016	2015
Federal statutory tax rate	35.0%	35.0%	35.0%
Effect of state income taxes, net of federal deduction	1.4%	(0.6)%	1.8%
Foreign taxes less than federal statutory rate	(7.2)%	(3.5)%	(3.2)%
Share-based compensation	(1.2)%	—%	—%
Other	(4.8)%	(0.4)%	(4.2)%
Effective tax rate	23.2%	30.5%	29.4%

The Company's effective tax rate for fiscal 2017 was 23.2%, compared to 30.5% for fiscal 2016. Fiscal 2017 reflects the benefits from lower foreign taxes, organizational structure changes, primarily initiated in connection with acquisition integration, increased benefits from credits and incentives, and the impact of other tax benefits specific to the current year. The difference between the Company's effective tax rate and the Federal statutory rate of 35.0% primarily reflected lower foreign income taxes and the benefit of credits and incentives, offset by the impact of state taxes.

The Company's foreign subsidiaries had income before income taxes for the years ended September 30, 2017, 2016 and 2015 of approximately $24,118, $48,864 and $40,024, respectively.  Deferred income taxes for U.S. tax purposes have not been provided on certain undistributed earnings of foreign subsidiaries, as such earnings are considered to be reinvested indefinitely. At September 30, 2017, undistributed earnings of foreign subsidiaries for which deferred U.S. income taxes have not been provided approximated $596,281.  The Company has not determined the deferred tax liability associated with these undistributed earnings, as such determination is not practicable due to the complexity of the hypothetical calculation.

The components of deferred tax assets and liabilities at September 30, 2017 and 2016 are as follows:

	2017	2016
Deferred tax assets:
Pension and postretirement benefits	$45,654	$46,282
Accruals and reserves not currently deductible	20,579	26,214
Income tax credit carryforward	3,313	10,080
Operating and capital loss carryforwards	23,610	25,258
Stock options	8,614	6,544
Other	2,782	5,246
Total deferred tax assets	104,552	119,624
Valuation allowances	(20,866)	(22,412)
Net deferred tax assets	83,686	97,212

Deferred tax liabilities:
Depreciation	(4,763)	(5,207)
Unrealized gains and losses	(10,446)	(5,640)
Goodwill and intangible assets	(203,957)	(190,541)
Other	(1,494)	(2,087)
	(220,660)	(203,475)

Net deferred tax liability	$(136,974)	$(106,263)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

14.     INCOME TAXES, (continued)

At September 30, 2017, the Company had foreign net operating loss carryforwards of $84,175 and foreign capital loss carryforwards of $20,930. The Company has recorded deferred tax assets of $2,232 for state net operating loss carryforwards, and various non-U.S. income tax credit carryforwards of $3,080 which will be available to offset future income tax liabilities. If not used, state net operating losses will begin to expire in 2018.  Certain of the foreign net operating losses begin to expire in 2018 while the majority of the Company's foreign net operating losses have no expiration period. Certain of these carryforwards are subject to limitations on use due to tax rules affecting acquired tax attributes, loss sharing between group members, and business continuation.  Therefore, the Company has established tax-effected valuation allowances against these tax benefits in the amount of $20,866 at September 30, 2017.

Changes in the total amount of gross unrecognized tax benefits (excluding penalties and interest) are as follows:

	2017	2016	2015
Balance, beginning of year	$13,820	$4,086	$4,311
Increase from acquisition	—	—	—
Increases for tax positions of prior years	839	5,762	475
Decreases for tax positions of prior years	(5,890)	(166)	(155)
Increases based on tax positions related to the current year	378	5,456	635
Decreases due to settlements with taxing authorities	—	—	(27)
Decreases due to lapse of statute of limitation	(1,179)	(1,318)	(1,153)
Balance, end of year	$7,968	$13,820	$4,086

The Company had unrecognized tax benefits of $7,968 at September 30, 2017, which would impact the annual effective tax rate.  It is reasonably possible that the amount of unrecognized tax benefits could decrease by approximately $3,587 in the next 12 months primarily due to the expiration of statutes of limitation related to specific tax positions.

The Company classifies interest and penalties on tax uncertainties as a component of the provision for income taxes.  Total penalties and interest accrued were $1,779 and $2,088 at September 30, 2017 and 2016, respectively.  These accruals may potentially be applicable in the event of an unfavorable outcome of uncertain tax positions.

The Company is currently under examination in several tax jurisdictions and remains subject to examination until the statute of limitation expires for those tax jurisdictions.

As of September 30, 2017, the tax years that remain subject to examination by major jurisdiction generally are:

United States - Federal	2013 and forward
United States - State	2013 and forward
Canada	2013 and forward
Germany	2009 and forward
United Kingdom	2015 and forward
Australia	2013 and forward
Singapore	2012 and forward

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

15.     COMMITMENTS AND CONTINGENT LIABILITIES:

The Company operates various production, warehouse and office facilities and equipment under operating lease agreements.  Annual rentals under these and other operating leases were $36,400, $32,716 and $31,766 in fiscal 2017, 2016 and 2015, respectively.  Future minimum rental commitments under non-cancelable operating lease arrangements for fiscal years 2018 through 2022 are $21,939, $15,562, $11,992, $8,559 and $5,276, respectively.

The Company is party to various legal proceedings, the eventual outcome of which are not predictable.  Although the ultimate disposition of these proceedings is not presently determinable, management is of the opinion that they should not result in liabilities in an amount which would materially affect the Company's consolidated financial position, results of operations or cash flows.

The Company has employment agreements with certain employees, the terms of which expire at various dates between fiscal 2017 and 2019.  The agreements generally provide for base salary and bonus levels and include non-compete provisions.  The aggregate commitment for salaries under these agreements at September 30, 2017 was $5,652.

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

At September 30, 2017, an accrual of $2,928 had been recorded for environmental remediation (of which $750 was classified in other current liabilities), representing management's best estimate of the probable and reasonably estimable costs of known remediation obligations for one of the Company's subsidiaries.  The accrual does not consider the effects of inflation and anticipated expenditures are not discounted to their present value.  While final resolution of these contingencies could result in costs different than current accruals, management believes the ultimate outcome will not have a significant effect on the Company's consolidated results of operations or financial position.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

17.     SUPPLEMENTAL CASH FLOW INFORMATION:

Changes in working capital items as presented in the Consolidated Statements of Cash Flows consisted of the following:

	2017	2016	2015
Current assets:
Accounts receivable	$(7,045)	$(10,632)	$7,566
Inventories	(2,289)	10,453	17,001
Other current assets	4,447	12,434	(14,567)
	(4,887)	12,255	10,000
Current liabilities:
Trade accounts payable	5,672	(11,083)	(9,103)
Accrued compensation	(2,469)	147	(183)
Accrued income taxes	5,054	4,079	3,389
Other current liabilities	2,414	8,317	(6,854)
	10,671	1,460	(12,751)
Net change	$5,784	$13,715	$(2,751)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

18.     SEGMENT INFORMATION, (continued)

Information about the Company's segments follows:

	SGK Brand Solutions	Memorialization	Industrial Technologies	Other	Consolidated
Sales to external customers:
2017	$770,181	$615,882	$129,545	$—	$1,515,608
2016	755,975	610,142	114,347	—	1,480,464
2015	798,339	508,058	119,671	—	1,426,068
Intersegment sales:
2017	356	—	2	—	358
2016	346	43	99	—	488
2015	478	77	25	—	580
Depreciation and amortization:
2017	41,941	19,808	2,863	3,369	67,981
2016	41,238	19,223	2,503	2,516	65,480
2015	46,594	12,410	2,294	1,322	62,620
Operating profit:
2017	24,919	80,652	7,032	—	112,603
2016	42,909	68,252	7,654	—	118,815
2015	21,864	70,064	13,095	—	105,023
Total assets:
2017	1,276,295	741,148	161,472	65,734	2,244,649
2016	1,177,816	735,985	122,179	55,061	2,091,041
2015	1,157,771	762,028	115,664	108,148	2,143,611
Capital expenditures:
2017	22,941	8,078	4,622	9,294	44,935
2016	22,043	11,870	3,461	4,308	41,682
2015	23,676	10,922	5,866	7,787	48,251

Information about the Company's operations by geographic area follows:

	United States	Central and South America	Canada	Europe	Australia	Asia	Consolidated
Sales to external customers:
2017	$1,014,906	$6,518	$29,018	$396,242	$21,507	$47,417	$1,515,608
2016	1,018,129	10,160	27,589	360,678	20,043	43,865	1,480,464
2015	936,513	8,806	30,367	398,533	21,225	30,624	1,426,068

Long-lived assets:
2017	1,027,891	13,882	41,971	382,940	24,887	66,138	1,557,709
2016	1,000,870	13,267	41,393	334,847	23,768	50,677	1,464,822
2015	1,016,703	17,488	41,690	349,533	22,072	50,650	1,498,136

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

19.    ACQUISITIONS:

Fiscal 2017:

On March 1, 2017, the Company acquired GJ Creative Limited ("Equator") for £30.5 million ($37,596) (net of cash acquired). Equator provides design expertise capable of taking brands from creation to shelf under one roof, and is included in the Company's SGK Brand Solutions segment. The preliminary purchase price allocation related to the Equator acquisition is not finalized as of September 30, 2017, and is subject to changes as the Company obtains additional information related to fixed assets, intangible assets, and other assets and liabilities.

On February 28, 2017, the Company acquired certain net assets of RAF Technology, Inc. ("RAF") for $8,717 (net of cash acquired). RAF is a global leader in pattern and optical character recognition software, and is included in the Company's Industrial Technologies segment. The Company finalized the allocation of purchase price related to the RAF acquisition in the fourth quarter of fiscal 2017, resulting in an immaterial adjustment to certain working capital accounts.

On January 13, 2017, the Company acquired VCG (Holdings) Limited ("VCG") for £8.8 million ($10,695) (net of cash acquired). VCG is a leading graphics, plate-making, and creative design company and is included in the Company's SGK Brand Solutions segment. The preliminary purchase price allocation related to the VCG acquisition is not finalized as of September 30, 2017, and is subject to change as the Company obtains additional information related to fixed assets, intangible assets, and other assets and liabilities.

On January 3, 2017, the Company acquired A. + E. Ungricht GmbH + Co KG ("Ungricht") for €24.0 million ($25,185) (net of cash acquired). Ungricht is a leading European provider of pre-press services and gravure printing forms, located in Germany, and is included in the Company's SGK Brand Solutions segment. The preliminary purchase price allocation related to the Ungricht acquisition is not finalized as of September 30, 2017, and is subject to change as the Company obtains additional information related to fixed assets, intangible assets, and other assets and liabilities.

On November 30, 2016, the Company acquired Guidance Automation Limited ("Guidance") for £8.0 million ($9,974) (net of cash acquired). Guidance provides technological solutions for autonomous warehouse vehicles and is included in the Company's Industrial Technologies segment.  The Company finalized the allocation of purchase price related to the Guidance acquisition in the fourth quarter of fiscal 2017, resulting in an immaterial adjustment to certain working capital and intangible asset accounts.

Fiscal 2016:

On February 1, 2016, the Company acquired certain net assets of Digital Design, Inc. ("DDI") for $8,773 (net of cash acquired and holdback amount). DDI is a manufacturer and seller of ink jet printing systems and is included in the Company's Industrial Technologies segment. The Company finalized the allocation of purchase price related to the DDI acquisition during fiscal 2017, resulting in an immaterial adjustment to certain working capital accounts.

Fiscal 2015:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

20.     GOODWILL AND OTHER INTANGIBLE ASSETS:

Changes to goodwill during the years ended September 30, 2017 and 2016, follow.

	SGK Brand Solutions	Memorialization	Industrial Technologies	Consolidated
Goodwill	$466,647	$346,946	$52,887	$866,480
Accumulated impairment losses	(5,752)	(5,000)	—	(10,752)
Balance at September 30, 2015	460,895	341,946	52,887	855,728

Additions during period	—	—	3,958	3,958
Translation and other adjustments	(8,137)	170	(230)	(8,197)
Goodwill	458,510	347,116	56,615	862,241
Accumulated impairment losses	(5,752)	(5,000)	—	(10,752)
Balance at September 30, 2016	452,758	342,116	56,615	851,489

Additions during period	21,361	158	11,694	33,213
Translation and other adjustments	12,024	233	835	13,092
Goodwill	491,895	347,507	69,144	908,546
Accumulated impairment losses	(5,752)	(5,000)	—	(10,752)
Balance at September 30, 2017	$486,143	$342,507	$69,144	$897,794

The Company performed its annual impairment review of goodwill in the second quarter of fiscal 2017 and determined that estimated fair value for all reporting units exceeded carrying value, therefore no adjustments to the carrying value of goodwill were necessary.

In fiscal 2017, the additions to SGK Brand Solutions goodwill primarily reflects the acquisitions of Equator, VCG and Ungricht. The additions to Industrial Technologies goodwill primarily reflects the acquisitions of RAF and Guidance.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

20.     GOODWILL AND OTHER INTANGIBLE ASSETS, (continued)

The following tables summarize the carrying amounts and related accumulated amortization for intangible assets as of September 30, 2017 and 2016, respectively.

	Carrying Amount	Accumulated Amortization		Net
September 30, 2017
Trade names	$168,467	$—	*	$168,467
Trade names	5,522	(2,030)		3,492
Customer relationships	333,632	(84,560)		249,072
Copyrights/patents/other	14,787	(11,436)		3,351
	$522,408	$(98,026)		$424,382

September 30, 2016
Trade names	$168,467	$—	*	$168,467
Trade names	1,814	(1,802)		12
Customer relationships	286,595	(61,706)		224,889
Copyrights/patents/other	11,066	(10,593)		473
	$467,942	$(74,101)		$393,841
*Not subject to amortization

The net change in intangible assets during fiscal 2017 included the impact of foreign currency fluctuations during the period, additional amortization, and additions related to the Guidance, Ungricht, VCG, RAF and Equator acquisitions.

Amortization expense on intangible assets was $23,313, $20,821, and $18,800 in fiscal 2017, 2016 and 2015, respectively. Fiscal year amortization expense is estimated to be $24,187 in 2018, $22,731 in 2019, $21,281 in 2020, $20,237 in 2021 and $19,161 in 2022.

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

22.     LEGAL MATTER:

During fiscal 2017, the Company recognized loss recoveries of $11,325 related to the previously disclosed theft of funds by a former employee initially identified in fiscal 2015.

SUPPLEMENTARY FINANCIAL INFORMATION

Selected Quarterly Financial Data (Unaudited):

The following table sets forth certain items included in the Company's unaudited consolidated financial statements for each quarter of fiscal 2017 and fiscal 2016.

	Quarter Ended
	December 31		March 31	June 30	September 30	Year Ended September 30
	(Dollar amounts in thousands, except per share data)
FISCAL YEAR 2017:

Sales	$348,998		$380,916	$389,630	$396,064	$1,515,608

Gross profit	127,267		138,422	144,094	153,604	563,387

Operating profit	19,063		26,828	36,786	29,926	112,603

Net income attributable to Matthews shareholders	10,322	(1)	14,920	29,485	19,641	74,368

Earnings per share:
Basic	$0.32	(1)	$0.46	$0.91	$0.61	$2.31
Diluted	0.32	(1)	0.46	0.91	0.60	2.28

FISCAL YEAR 2016:

Sales	$354,232		$367,176	$382,061	$376,995	$1,480,464

Gross profit	126,567		137,760	145,297	146,830	556,454

Operating profit	12,038		26,435	40,670	39,672	118,815

Net income attributable to Matthews shareholders	4,614		14,357	23,915	23,863	66,749

Earnings per share:
Basic	$0.14		$0.44	$0.73	$0.74	$2.04
Diluted	0.14		0.43	0.73	0.74	2.03

(1)
Results for the first quarter of fiscal 2017 have been revised to reflect the adoption of ASU 2016-09. The adoption of this ASU resulted in a reduction to income tax expense of $1,234 and a corresponding favorable impact on earnings per share of $0.04.

FINANCIAL STATEMENT SCHEDULE

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

		Additions
Description	Balance at Beginning of Period	Charged to Expense	Charged to other Accounts(1)	Deductions(2)	Balance at End of Period
	(Dollar amounts in thousands)
Allowance for Doubtful Accounts:
Fiscal Year Ended:
September 30, 2017	$11,516	$1,733	$642	$(2,269)	$11,622
September 30, 2016	10,015	3,055	435	(1,989)	11,516
September 30, 2015	10,937	2,101	(134)	(2,889)	10,015

(1)	Amount comprised principally of acquisitions and purchase accounting adjustments in connection with acquisitions, and amounts reclassified to other accounts.

(2)	Amounts determined not to be collectible (including direct write-offs), net of recoveries.

Description	Balance at Beginning of Period	Provision Charged (Credited) To Expense(1)	Allowance Changes(2)	Other Deductions(3)	Balance at End of Period
	(Dollar amounts in thousands)
Deferred Tax Asset Valuation Allowance:
Fiscal Year Ended:
September 30, 2017	$22,412	$(1,279)	$—	$(267)	$20,866
September 30, 2016	20,977	2,438	—	(1,003)	22,412
September 30, 2015	24,540	399	(1,705)	(2,257)	20,977

(1)	Amounts relate primarily to adjustments in net operating loss carryforwards which are precluded from use.

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

Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures in effect as of September 30, 2017. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2017, the Company's disclosure controls and procedures were effective to provide reasonable assurance that material information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, and that such information is recorded, processed, summarized and properly reported within the appropriate time period, relating to the Company and its consolidated subsidiaries, required to be included in the Exchange Act reports, including this Annual Report on Form 10-K.

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

(c) Report of Independent Registered Public Accounting Firm.

The Company's internal control over financial reporting as of September 30, 2017 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 of this Annual Report on Form 10-K.

(d) Changes in Internal Control over Financial Reporting.

Other than changes with respect to the SAP implementation described above, there have been no changes in the Company's internal controls over financial reporting that occurred during the fourth fiscal quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

In addition to the information reported in Part I of this Annual Report on Form 10-K, under the caption "Officers and Executive Management of the Registrant," the information required by this item as to the directors of the Company is hereby incorporated by reference from the information appearing under the captions "General Information Regarding Corporate Governance – Audit Committee," "Proposal No. 1 – Elections of Directors" and "Compliance with Section 16(a) of the Exchange Act" in the Company's definitive proxy statement, which involves the election of the directors and is to be filed with the Securities and Exchange Commission (the "SEC") pursuant to the Exchange Act, within 120 days of the end of the Company's fiscal year ended September 30, 2017.

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

ITEM 11.  EXECUTIVE COMPENSATION.

The information required by this item as to the compensation of directors and executive management of the Company is hereby incorporated by reference from the information appearing under the captions "Compensation of Directors" and "Executive Compensation and Retirement Benefits" in the Company's definitive proxy statement which involves the election of directors and is to be filed with the SEC pursuant to the Exchange Act, within 120 days of the end of the Company's fiscal year ended September 30, 2017.  The information contained in the "Compensation Committee Report" is specifically not incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by this item as to the ownership by management and others of securities of the Company is hereby incorporated by reference from the information appearing under the caption "Stock Ownership" in the Company's definitive proxy statement, which involves the election of directors and is to be filed with the SEC pursuant to the Exchange Act, within 120 days of the end of the Company's fiscal year ended September 30, 2017.

Equity Compensation Plans:

The Company maintains an equity incentive plan (the "2012 Equity Incentive Plan") that provides for grants of stock options, restricted shares, stock-based performance units and certain other types of stock-based awards.  The Company also maintains an equity incentive plan (the "2007 Equity Incentive Plan") and a stock incentive plan (the "1992 Incentive Stock Plan") that previously provided for grants of stock options, restricted shares and certain other types of stock-based awards.  Under the 2012 Equity Incentive Plan, which has a ten years term, the maximum number of shares available for grants or awards is an aggregate of 2,500,000.  There will be no further grants under the 2007 Equity Incentive Plan or the 1992 Incentive Stock Plan.  At September 30, 2017, there were 589,238 shares reserved for future issuance under the 2012 Equity Incentive Plan. All plans are administered by the Compensation Committee of the Board of Directors.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, continued

The option price for each stock option granted under any of the plans may not be less than the fair market value of the Company's Class A Common Stock on the date of grant.  As of September 30, 2017, there were no stock options outstanding.

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

The Company maintains the 1994 Director Fee Plan and the Amended and Restated 2014 Director Fee Plan (collectively, the "Director Fee Plans").  There will be no further fees or share-based awards granted under the 1994 Director Fee Plan.  Under the Amended and Restated 2014 Director Fee Plan, non-employee directors (except for the Chairman of the Board) each receive, as an annual retainer fee for fiscal 2017, either cash or shares of the Company's Class A Common Stock with a value equal to $75,000.  The annual retainer fee for fiscal 2017 paid to a non-employee Chairman of the Board is $175,000.  Where the annual retainer fee is provided in shares, each director may elect to be paid these shares on a current basis or have such shares credited to a deferred stock account as phantom stock, with such shares to be paid to the director subsequent to leaving the Board.  The value of deferred shares is recorded in other liabilities.  A total of 16,139 shares had been deferred under the Director Fee Plans at September 30, 2017.  Additionally, non-employee directors each receive an annual stock-based grant (non-statutory stock options, stock appreciation rights and/or restricted shares) with a value of $125,000 for fiscal year 2017.  A total of 22,300 stock options have been granted under the Director Fee Plans.  At September 30, 2017, there were no options outstanding. Additionally, 161,724 shares of restricted stock have been granted under the Director Fee Plans, 58,574 of which were issued under the Amended and Restated 2014 Director Fee Plan. 25,157 shares of restricted stock are unvested at September 30, 2017.  A total of 150,000 shares have been authorized to be issued under the Amended and Restated 2014 Director Fee Plan.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, continued

The following table provides information about grants under the Company's equity compensation plans as of September 30, 2017:

	Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans
approved by security holders:
1992 Stock Incentive Plan	—	$—	—	(1)
2007 Equity Incentive Plan	—	—	—	(2)
2012 Equity Incentive Plan	—	—	589,238	(3)
Employee Stock Purchase Plan	—	—	1,531,567	(4)
1994 Director Fee Plan	10,105	—	—	(5)
Amended and Restated 2014 Director Fee Plan	6,034	—	85,392	(6)
Equity compensation plans not approved by security holders	None	None	None
Total	16,139	$—	2,206,197

(1)	As a result of the approval of the 2007 Equity Incentive Plan, no further grants or awards will be made under the 1992 Incentive Stock Plan.

(2)	As a result of the approval of the 2012 Equity Incentive Plan, no further grants or awards will be made under the 2007 Incentive Stock Plan.

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

(5)	As a result of the approval of the Amended and Restated 2014 Director Fee Plan, no further grants or awards will be made under the 1994 Director Fee Plan.

(6)	Shares of restricted stock may be issued under the Amended and Restated 2014 Director Fee Plan. The maximum number of shares authorized to be issued under this plan is 150,000 shares.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this item as to certain relationships and transactions with management and other related parties of the Company is hereby incorporated by reference from the information appearing under the captions "Proposal No. 1 – Election of Directors" and "Certain Transactions" in the Company's definitive proxy statement, which involves the election of directors and is to be filed with the SEC pursuant to the Exchange Act, within 120 days of the end of the Company's fiscal year ended September 30, 2017.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item as to the fees billed and the services provided by the principal accounting firm of the Company is hereby incorporated by reference from the information appearing under the caption "Relationship with Independent Registered Public Accounting Firm" in the Company's definitive proxy statement, which involves the election of directors and is to be filed with the SEC pursuant to the Exchange Act within 120 days of the end of the Company's fiscal year ended September 30, 2017.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) 1.  Financial Statements:

The following items are included in Part II, Item 8:

2.     Financial Statement Schedules:

The following item is included in Part II, Item 8:

Schedule II - Valuation and Qualifying Accounts	75

3.     Exhibits Filed:

Exhibits Index	81

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
Exhibit Number 2.1 to the Current Report on Form 8-K filed on June 11, 2015

3.1	Restated Articles of Incorporation*	Exhibit Number 3.1 to the Annual Report on Form 10-K for the year ended September 30, 1994

3.2	Restated By-laws, Amended July 20, 2017*	Exhibit Number 3.1 to the Current Report on Form 8-K filed on July 26, 2017

4.1 a	Form of Revised Option Agreement of Repurchase (effective October 1, 1993)*	Exhibit Number 4.5 to the Annual Report on Form 10-K for the year ended September 30, 1993

4.2	Form of Share Certificate for Class A Common Stock*	Exhibit Number 4.9 to the Annual Report on Form 10-K for the year ended September 30, 1994

10.1	Second Amended and Restated Loan Agreement*	Exhibit Number 10.1 to the Current Report on Form 8-K filed on April 28, 2016

10.2	Shareholder's Agreement, dated as of March 16, 2014, by and among Matthews International Corporation, the Shareholders named therein and David A. Schawk, in his capacity as the Family Representative*	Exhibit Number 10.2 to the Current Report on Form 8-K filed on March 19, 2014

10.3 a	Employment Agreement as of the 29th day of July 2014, by and between Matthews International Corporation, a Pennsylvania corporation, and David Schawk	Exhibit A to the Definitive Proxy Statement on Schedule 14A filed on January 20, 2015

10.4 a	Form of Schawk Family Share Purchase Agreement	Exhibit Number 10.1 to the Current Report on Form 8-K filed on May 16, 2016

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
EXHIBITS INDEX, Continued

Exhibit No.	Description	Prior Filing or Sequential Page Numbers Herein

10.5 a	Supplemental Retirement Plan (as amended through April 23, 2009)*	Exhibit Number 10.5 to the Annual Report on Form 10-K for the year ended September 30, 2010

10.6 a	Officers Retirement Restoration Plan (effective April 23, 2009)*	Exhibit Number 10.6 to the Annual Report on Form 10-K for the year ended September 30, 2009

10.7 a	1992 Stock Incentive Plan (as amended through April 25, 2006)*	Exhibit Number 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2006

10.8 a	Form of Stock Option Agreement*	Exhibit Number 10.7 to the Annual Report on Form 10-K for the year ended September 30, 2008

10.9 a	Form of Restricted Stock Agreement*	Exhibit Number 10.8 to the Annual Report on Form 10-K for the year ended September 30, 2008

10.10 a	1994 Director Fee Plan (as amended through April 22, 2010)*	Exhibit Number 10.7 to the Annual Report on Form 10-K for the year ended September 30, 2013

10.11 a	Amended and Restated 2014 Director Fee Plan*	Exhibit Number 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2017

10.12 a	1994 Employee Stock Purchase Plan*	Exhibit Number 10.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1995

10.13 a	2007 Equity Incentive Plan (as amended through September 26, 2008)*	Exhibit Number 10.11 to the Annual Report on Form 10-K for the year ended September 30, 2008

10.14 a	2012 Equity Incentive Plan*	Exhibit A to the Definitive Proxy Statement on Schedule 14A filed on January 22, 2013

10.15 a	2015 Incentive Compensation Plan*	Exhibit A to the Definitive Proxy Statement on Schedule 14A filed on January 19, 2016

14.1	Form of Code of Ethics Applicable to Executive Management*	Exhibit Number 14.1 to the Annual Report on Form 10-K for the year ended September 30, 2004

21	Subsidiaries of the Registrant	Filed Herewith

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
EXHIBITS INDEX, Continued

Exhibit No.	Description	Prior Filing or Sequential Page Numbers Herein

23.1	Consent of Independent Registered Public Accounting Firm	Filed Herewith

23.2	Consent of Independent Registered Public Accounting Firm	Filed Herewith

31.1	Certification of Principal Executive Officer for Joseph C. Bartolacci	Filed Herewith

31.2	Certification of Principal Financial Officer for Steven F. Nicola	Filed Herewith

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Joseph C. Bartolacci	Furnished Herewith

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Steven F. Nicola	Furnished Herewith

101.INS	XBRL Instance Document	Filed Herewith

101.SCH	XBRL Taxonomy Extension Schema	Filed Herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed Herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed Herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed Herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed Herewith

Copies of any Exhibits will be furnished to shareholders upon written request.  Requests should be directed to Mr. Steven F. Nicola, Chief Financial Officer and Secretary of the Registrant.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 21, 2017.

MATTHEWS INTERNATIONAL CORPORATION
(Registrant)

By	/s/ Joseph C. Bartolacci
Joseph C. Bartolacci
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on November 21, 2017:

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