Form 10-Q
period 2017-12-31
MATTHEWS INTERNATIONAL CORP
filed 2018-01-31
CIK 63296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
____________________________________________________________
FORM 10‑Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended December 31, 2017
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
As of December 31, 2017, shares of common stock outstanding were: Class A Common Stock 32,291,571 shares

PART I ‑ FINANCIAL INFORMATION
Item 1.   Financial Statements

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollar amounts in thousands)

	December 31, 2017		September 30, 2017
ASSETS
Current assets:
Cash and cash equivalents		$60,142		$57,515
Accounts receivable, net		320,115		319,566
Inventories		179,336		171,445
Other current assets		53,784		46,533

Total current assets		613,377		595,059

Investments		49,946		37,667
Property, plant and equipment: Cost	$596,107		$570,879
Less accumulated depreciation	(342,263)		(335,346)
		253,844		235,533
Deferred income taxes		1,890		2,456
Other assets		58,887		51,758
Goodwill		948,687		897,794
Other intangible assets, net		455,744		424,382

Total assets		$2,382,375		$2,244,649

LIABILITIES
Current liabilities:
Long-term debt, current maturities		$31,390		$29,528
Trade accounts payable		57,267		66,607
Accrued compensation		45,471		62,210
Accrued income taxes		31,211		21,386
Other current liabilities		127,332		105,401

Total current liabilities		292,671		285,132

Long-term debt		994,255		881,602
Accrued pension		104,341		103,273
Postretirement benefits		19,366		19,273
Deferred income taxes		101,449		139,430
Other liabilities		39,664		25,680
Total liabilities		1,551,746		1,454,390

SHAREHOLDERS' EQUITY
Shareholders' equity-Matthews:
Common stock	$36,334		$36,334
Additional paid-in capital	120,294		123,432
Retained earnings	977,939		948,830
Accumulated other comprehensive loss	(143,904)		(154,115)
Treasury stock, at cost	(160,577)		(164,774)
Total shareholders' equity-Matthews		830,086		789,707
Noncontrolling interests		543		552
Total shareholders' equity		830,629		790,259

Total liabilities and shareholders' equity		$2,382,375		$2,244,649

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended December 31,
	2017	2016

Sales	$369,454	$348,998
Cost of sales	(238,755)	(221,731)

Gross profit	130,699	127,267

Selling and administrative expenses	(112,775)	(108,204)

Operating profit	17,924	19,063

Investment income	467	337
Interest expense	(7,801)	(6,148)
Other income (deductions), net	(659)	(555)

Income before income taxes	9,931	12,697

Income tax benefit (provision)	25,227	(2,489)

Net income	35,158	10,208

Net loss attributable to noncontrolling interests	22	114

Net income attributable to Matthews shareholders	$35,180	$10,322

Earnings per share attributable to Matthews shareholders:
Basic	$1.11	$0.32

Diluted	$1.10	$0.32

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(Dollar amounts in thousands)

	Three Months Ended December 31,
	Matthews		Noncontrolling Interest		Total
	2017	2016	2017	2016	2017	2016

Net income (loss):	$35,180	$10,322	$(22)	$(114)	$35,158	$10,208
Other comprehensive income (loss) ("OCI"), net of tax:
Foreign currency translation adjustment	7,598	(31,342)	13	59	7,611	(31,283)
Pension plans and other postretirement benefits	1,018	1,536	—	—	1,018	1,536
Unrecognized gain on derivatives:
Net change from periodic revaluation	1,633	5,100	—	—	1,633	5,100
Net amount reclassified to earnings	(38)	493	—	—	(38)	493
Net change in unrecognized gain on derivatives	1,595	5,593	—	—	1,595	5,593
OCI, net of tax	10,211	(24,213)	13	59	10,224	(24,154)
Comprehensive income (loss)	$45,391	$(13,891)	$(9)	$(55)	$45,382	$(13,946)

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
for the three months ended December 31, 2017 and 2016 (Unaudited)
(Dollar amounts in thousands, except per share data)

	Shareholders' Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Non- controlling interests	Total
Balance, September 30, 2017	$36,334	$123,432	$948,830	$(154,115)	$(164,774)	$552	$790,259
Net income (loss)	—	—	35,180	—	—	(22)	35,158
Minimum pension liability	—	—	—	1,018	—	—	1,018
Translation adjustment	—	—	—	7,598	—	13	7,611
Fair value of derivatives	—	—	—	1,595	—	—	1,595
Total comprehensive income							45,382
Stock-based compensation	—	5,474	—	—	—	—	5,474
Purchase of 75,765 shares of treasury stock	—	—	—	—	(4,415)	—	(4,415)
Issuance of 223,971 shares of treasury stock	—	(8,922)	—	—	8,922	—	—
Cancellations of 5,214 shares of treasury stock	—	310	—	—	(310)	—	—
Dividends, $0.19 per share	—	—	(6,071)	—	—	—	(6,071)
Balance, December 31, 2017	$36,334	$120,294	$977,939	$(143,904)	$(160,577)	$543	$830,629

	Shareholders' Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Non- controlling interests	Total
Balance, September 30, 2016	$36,334	$117,088	$896,224	$(181,868)	$(159,113)	$669	$709,334
Net income (loss)	—	—	10,322	—	—	(114)	10,208
Minimum pension liability	—	—	—	1,536	—	—	1,536
Translation adjustment	—	—	—	(31,342)	—	59	(31,283)
Fair value of derivatives	—	—	—	5,593	—	—	5,593
Total comprehensive loss							(13,946)
Stock-based compensation	—	6,097	—	—	—	—	6,097
Purchase of 95,229 shares of treasury stock	—	—	—	—	(6,499)	—	(6,499)
Issuance of 205,623 shares of treasury stock	—	(7,893)	—	—	7,907	—	14
Dividends, $0.17 per share	—	—	(5,389)	—	—	—	(5,389)
Balance, December 31, 2016	$36,334	$115,292	$901,157	$(206,081)	$(157,705)	$614	$689,611
The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollar amounts in thousands)

	Three Months Ended December 31,
	2017	2016

Cash flows from operating activities:
Net income	$35,158	$10,208
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,238	15,159
Stock-based compensation expense	5,474	6,097
Deferred tax benefit	(38,052)	(1,861)
(Gain) loss on sale of assets	(576)	55
Unrealized gain on investments	(489)	(809)
Changes in working capital items	(9,999)	(12,808)
Increase in other assets	(5,336)	(1,177)
Decrease in other liabilities	(1,931)	(928)
Increase in pension and postretirement benefits	2,833	3,318
Other operating activities, net	3,317	(1,208)

Net cash provided by operating activities	7,637	16,046

Cash flows from investing activities:
Capital expenditures	(11,647)	(5,069)
Acquisitions, net of cash acquired	(85,964)	(10,733)
Proceeds from sale of assets	1,163	7
Purchases of investments	(11,730)	—

Net cash used in investing activities	(108,178)	(15,795)

Cash flows from financing activities:
Proceeds from long-term debt	509,622	133,454
Payments on long-term debt	(396,321)	(67,533)
Proceeds from the exercise of stock options	—	14
Purchases of treasury stock	(4,415)	(6,499)
Dividends	(6,071)	(5,389)

Net cash provided by financing activities	102,815	54,047

Effect of exchange rate changes on cash	353	(3,602)

Net change in cash and cash equivalents	$2,627	$50,696

Non-cash investing and financing activities:
Acquisition of long-term asset under financing arrangement	$14,544	$—

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
December 31, 2017
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

The Company has facilities in the United States, Europe, Asia, Canada, Australia, and Central and South America.

Note 2.   Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information for commercial and industrial companies and the instructions to Form 10‑Q and Rule 10‑01 of Regulation S‑X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three months ended December 31, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2018. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10‑K for the year ended September 30, 2017.  The consolidated financial statements include all domestic and foreign subsidiaries in which the Company maintains an ownership interest and has operating control.  Investments in certain companies over which the Company exerts significant influence, but does not control the financial and operating decisions, are accounted for as equity method investments. Investments in certain companies over which the Company does not exert significant influence are accounted for as cost method investments. All intercompany accounts and transactions have been eliminated.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers: Topic 606. This ASU replaces nearly all existing U.S. GAAP guidance on revenue recognition. The standard prescribes a five-step model for recognizing revenue, the application of which will require significant judgment. The FASB issued ASU 2015-14 in August 2015 which resulted in a deferral of the original effective date of ASU 2014-09. During 2016 and 2017, the FASB issued six ASUs that address implementation issues and correct or improve certain aspects of the new revenue recognition guidance, including ASU 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU 2016-10, Identifying Performance Obligations and Licensing, ASU 2016-12, Narrow-Scope Improvements and Practical Expedients, ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, ASU 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842) and ASU 2017-14, Income Statement—Reporting Comprehensive Income (Topic 220), Revenue Recognition (Topic 605), and Revenue from Contracts with Customers (Topic 606). These ASUs do not change the core principles in the revenue recognition guidance outlined above. ASU No. 2014-09 and the related ASUs referenced above are effective for Matthews beginning October 1, 2018. The Company has completed its initial detailed assessment of all global revenue arrangements and related impact of the new standard compared to historical accounting policies on a representative sample of contracts and it does not expect the adoption of these ASUs will have a material impact on its consolidated financial statements. The Company is continuing to assess the ultimate impact that the adoption of this standard will have on its consolidated financial statements and related disclosure. In addition, the Company is evaluating the changes that will be required in its internal controls as a result of the adoption of this new standard. The Company is planning to adopt the provisions of these ASUs using the modified retrospective method for existing transactions on October 1, 2018.

Adopted

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment, which provides new guidance intended to simplify the subsequent measurement of goodwill and removing Step 2 from the goodwill impairment process.  The Company has early adopted this ASU in the first quarter ended December 31, 2017. The adoption of this ASU had no impact on the Company's consolidated financial statements, but modifies the methodology to assess and measure goodwill impairment prospectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 2.   Basis of Presentation (continued)

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The Company early adopted this ASU in the fourth quarter of fiscal 2017, which resulted in a reduction to income tax expense of $1,234, and a corresponding favorable impact on diluted earnings per share of $0.04, both of which have been retroactively included in the first quarter results for fiscal 2017.

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory, which provides new guidance to simplify the measurement of inventory valuation at the lower of cost or net realizable value.  Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The adoption of this ASU in the first quarter ended December 31, 2017 had no impact on the Company's consolidated financial statements.

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

Level 2:   Inputs other than quoted prices included within level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3:   Unobservable inputs for the asset or liability.

The fair values of the Company's assets and liabilities measured on a recurring basis are categorized as follows:

	December 31, 2017				September 30, 2017
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Derivatives (1)	$—	$6,573	$—	$6,573	$—	$3,990	$—	$3,990
Equity and fixed income mutual funds	—	22,029	—	22,029	—	21,649	—	21,649
Other investments	—	5,895	—	5,895	—	5,810	—	5,810
Total assets at fair value	$—	$34,497	$—	$34,497	$—	$31,449	$—	$31,449

Liabilities:
Derivatives (1)	$—	$—	$—	$—	$—	$31	$—	$31
Total liabilities at fair value	$—	$—	$—	$—	$—	$31	$—	$31
(1) Interest rate swaps are valued based on observable market swap rates and are classified within Level 2 of the fair value hierarchy.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 4.   Inventories

Inventories consisted of the following:

	December 31, 2017	September 30, 2017

Raw materials	$30,622	$29,396
Work in process	64,645	61,917
Finished goods	84,069	80,132
	$179,336	$171,445

Note 5.   Debt

The Company has a domestic credit facility with a syndicate of financial institutions that includes a $900,000 senior secured revolving credit facility and a $250,000 senior secured amortizing term loan. The term loan requires scheduled principal payments of 5.0% of the outstanding principal in year one, 7.5% in year two, and 10.0% in years three through five, payable in quarterly installments.  The balance of the revolving credit facility and the term loan are due on the maturity date of April 26, 2021. Borrowings under both the revolving credit facility and the term loan bear interest at LIBOR plus a factor ranging from 0.75% to 2.00% (1.25% at December 31, 2017) based on the Company's secured leverage ratio.  The secured leverage ratio is defined as net secured indebtedness divided by adjusted EBITDA (earnings before interest, taxes, depreciation and amortization).  The Company is required to pay an annual commitment fee ranging from 0.15% to 0.25% (based on the Company's leverage ratio) of the unused portion of the revolving credit facility.

The domestic credit facility requires the Company to maintain certain leverage and interest coverage ratios. A portion of the facility (not to exceed $35,000) is available for the issuance of trade and standby letters of credit. Outstanding borrowings on the revolving credit facility at December 31, 2017 and September 30, 2017 were $337,000 and $525,000, respectively. Outstanding borrowings on the term loan at December 31, 2017 and September 30, 2017 were $227,591 and $232,479, respectively. The weighted-average interest rate on outstanding borrowings for the domestic credit facility (including the effects of interest rate swaps) at December 31, 2017 and December 31, 2016 was 2.93% and 2.65%, respectively.

In December 2017, the Company issued $300,000 aggregate principal amount of 5.25% senior unsecured notes due December 1, 2025 (the "2025 Senior Notes"). The 2025 Senior Notes bear interest at a rate of 5.25% per annum with interest payable semi-annually in arrears on June 1 and December 1 of each year beginning on June 1, 2018. The Company's obligations under the 2025 Senior Notes are guaranteed by certain of the Company's direct and indirect wholly-owned domestic subsidiaries. The Company is subject to certain covenants and other restrictions in connection with the 2025 Senior Notes. The proceeds from the 2025 Senior Notes were used primarily to reduce indebtedness under the Company's domestic credit facility. The Company incurred direct financing fees and costs in connection with 2025 Senior Notes of $4,068, which will be deferred and amortized over the term of the 2025 Senior Notes.

The Company has a $115,000 accounts receivable securitization facility (the "Securitization Facility") with certain financial institutions, which matures on April 4, 2019. Under the Securitization Facility, the Company and certain of its domestic subsidiaries sell, on a continuous basis without recourse, their trade receivables to Matthews Receivables Funding Corporation, LLC (“Matthews RFC”), a wholly-owned bankruptcy-remote subsidiary of the Company. Matthews RFC in turn assigns a collateral interest in these receivables to certain financial institutions, and then may borrow funds under the Securitization Facility. The Securitization Facility does not qualify for sale treatment. Accordingly, the trade receivables and related debt obligations remain on the Company's Consolidated Balance Sheet. Borrowings under the Securitization Facility bear interest at LIBOR plus 0.75%. The Company is required to pay an annual commitment fee ranging from 0.25% to 0.35% of the unused portion of the Securitization Facility. Outstanding borrowings under the Securitization Facility at December 31, 2017 and September 30, 2017 were $101,400 and $95,825, respectively. At December 31, 2017, the interest rate on borrowings under this facility was 2.31%.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 5.   Debt (continued)

The following table presents information related to interest rate contracts entered into by the Company and designated as cash flow hedges:

	December 31, 2017	September 30, 2017
Pay fixed swaps - notional amount	$409,375	$414,063
Net unrealized gain (loss)	$6,573	$3,959
Weighted-average maturity period (years)	3.1	3.3
Weighted-average received rate	1.56%	1.23%
Weighted-average pay rate	1.34%	1.34%

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

The fair value of the interest rate swaps reflected an unrealized gain of $6,573 ($4,010 after tax) at December 31, 2017 and an unrealized gain, net of unrealized losses, of $3,959 ($2,415 after tax) at September 30, 2017. The net unrealized gain is included in shareholders' equity as part of accumulated other comprehensive income ("AOCI").  Assuming market rates remain constant with the rates at December 31, 2017, a gain (net of tax) of approximately $1,178 included in AOCI is expected to be recognized in earnings over the next twelve months.

At December 31, 2017 and September 30, 2017, the interest rate swap contracts were reflected in the Consolidated Balance Sheets as follows:

Derivatives	December 31, 2017	September 30, 2017
Current assets:
Other current assets	$1,931	$1,098
Long-term assets:
Other assets	4,642	2,892
Current liabilities:
Other current liabilities	—	(7)
Long-term liabilities:
Other liabilities	—	(24)
Total derivatives	$6,573	$3,959

The gains recognized on derivatives were as follows:

Derivatives in Cash Flow Hedging Relationships	Location of Gain Recognized in Income on Derivative	Amount of Gain Recognized in Income on Derivatives

		Three Months Ended December 31,
		2017	2016

Interest rate swaps	Interest expense	$63	$807

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 5.   Debt (continued)

The Company recognized the following gains (losses) in AOCI:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain Recognized in AOCI on Derivatives		Location of Gain (Loss) Reclassified From AOCI into Income (Effective Portion*)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion*)
	December 31, 2017	December 31, 2016		December 31, 2017	December 31, 2016

Interest rate swaps	$1,633	$5,100	Interest expense	$38	$(493)

*There is no ineffective portion or amount excluded from effectiveness testing.

The Company, through certain of its European subsidiaries, has a credit facility with a European bank, which is guaranteed by Matthews International Corporation.  The maximum amount of borrowing available under this facility is €35.0 million ($41,931).  The credit facility matures in December 2018 and the Company intends to extend this facility. Outstanding borrowings under the credit facility totaled €26.2 million ($31,416) and €22.1 million ($26,126) at December 31, 2017 and September 30, 2017, respectively. The weighted-average interest rate on outstanding borrowings under this facility at December 31, 2017 and 2016 was 2.00% and 1.75%, respectively.

The Company’s German subsidiary, Matthews Europe GmbH & Co. KG, has €15.0 million ($17,971) of senior unsecured notes with European banks.  The notes are guaranteed by Matthews International Corporation and mature in November 2019.  A portion of the notes (€5.0 million) have a fixed interest rate of 1.40%, and the remainder bear interest at Euro LIBOR plus 1.40%.  The weighted-average interest rate on the notes at December 31, 2017 and 2016 was 1.40%.

The Company, through its Italian subsidiary, Matthews International S.p.A., has several loans with various Italian banks.  Outstanding borrowings on these loans totaled €2.1 million ($2,500) and €2.6 million ($3,079) at December 31, 2017 and September 30, 2017, respectively. The maturity dates for these loans range from January 2018 through November 2019.  Matthews International S.p.A. also has multiple on-demand lines of credit totaling €11.3 million ($13,574) with the same Italian banks.  Outstanding borrowings on these lines were €4.1 million ($4,885) and €4.0 million ($4,735) at December 31, 2017 and September 30, 2017, respectively.  The weighted-average interest rate on outstanding Matthews International S.p.A. borrowings at December 31, 2017 and 2016 was 2.27% and 1.58%, respectively.

Other debt totaled $926 and $1,032 at December 31, 2017 and September 30, 2017, respectively. The weighted-average interest rate on these outstanding borrowings was 4.62% and 5.77% at December 31, 2017 and 2016, respectively.

In September 2014, a claim was filed seeking to draw upon a letter of credit issued by the Company of £8,570,000 ($11,564 at December 31, 2017) with respect to a performance guarantee on a project in Saudi Arabia. Management assessed the customer's demand to be without merit and initiated an action with the court in the United Kingdom (the "Court"). Pursuant to this action, an order was issued by the Court in January 2015 requiring that, upon receipt by the customer, the funds were to be remitted by the customer to the Court pending resolution of the dispute between the parties. As a result, the Company made payment on the draw to the financial institution for the letter of credit and the funds were ultimately received by the customer. The customer did not remit the funds to the Court as ordered. On June 14, 2016, the Court ruled completely in favor of Matthews following a trial on the merits. However, as the customer has neither yet remitted the funds nor complied with the final, un-appealed orders of the Court, it is possible the resolution of this matter could have an unfavorable financial impact on Matthews’ results of operations. The Company has determined that resolution of this matter may take an extended period of time and therefore has classified the funded letter of credit within other assets on the Consolidated Balance Sheets as of December 31, 2017 and September 30, 2017. The Company will continue to assess collectability related to this matter as facts and circumstances evolve.

As of December 31, 2017 and September 30, 2017, the fair value of the Company's long-term debt, including current maturities, approximated the carrying value included in the Consolidated Balance Sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 6.   Share-Based Payments

The Company maintains an equity incentive plan (the "2012 Equity Incentive Plan") that provides for grants of stock options, restricted shares, stock-based performance units and certain other types of stock-based awards.  Under the 2012 Equity Incentive Plan, which has a ten-year term, the maximum number of shares available for grants or awards is an aggregate of 2,500,000.  At December 31, 2017, there were 121,038 shares reserved for future issuance under the 2012 Equity Incentive Plan.  The 2012 Equity Incentive Plan is administered by the Compensation Committee of the Board of Directors.

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

For the three-month periods ended December 31, 2017 and 2016, stock-based compensation cost totaled $5,474 and $6,097, respectively.  The three-month periods ended December 31, 2017 and 2016 included $2,850 and $3,337 of stock-based compensation cost, respectively, that was recognized at the time of grant for retirement-eligible employees. The associated future income tax benefit recognized for stock-based compensation was $1,341 and $2,378 for the three-month periods ended December 31, 2017 and 2016, respectively.

There were no stock options exercised during the three-month period ended December 31, 2017. For the three-month period ended December 31, 2016, the amount of cash received from the exercise of stock options was $14. In connection with these exercises, the tax benefits realized by the Company was $3 for the three-month period ended December 31, 2016. The intrinsic value of options (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during the three-month period ended December 31, 2016 and was $9.

The transactions for restricted stock for the three months ended December 31, 2017 were as follows:

	Shares	Weighted- average Grant-date Fair Value
Non-vested at September 30, 2017	501,184	$53.65
Granted	234,100	57.05
Vested	(168,280)	51.54
Expired or forfeited	(5,214)	59.51
Non-vested at December 31, 2017	561,790	$55.64

As of December 31, 2017, the total unrecognized compensation cost related to unvested restricted stock was $13,338 and is expected to be recognized over a weighted average period of 1.8 years.

The fair value of each restricted stock grant is estimated on the date of grant using a binomial lattice valuation model.  The following table indicates the assumptions used in estimating the fair value of restricted stock granted during the three-month periods ended December 31, 2017 and 2016.

	Three Months Ended December 31,
	2017	2016
Expected volatility	20.5%	20.2%
Dividend yield	1.0%	1.1%
Average risk-free interest rate	2.0%	1.7%
Average expected term (years)	2.1	2.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 6.   Share-Based Payments (continued)

The risk-free interest rate is based on United States Treasury yields at the date of grant. The dividend yield is based on the most recent dividend payment and average stock price over the 12 months prior to the grant date.  Expected volatilities are based on the historical volatility of the Company's stock price.  The expected term for grants in the years ended September 30, 2018, 2017 and 2016 represents an estimate of the average period of time for restricted shares to vest.  The option characteristics for each grant are considered separately for valuation purposes.

The Company maintains the 1994 Director Fee Plan and the Amended and Restated 2014 Director Fee Plan (collectively, the "Director Fee Plans").  There will be no further fees or share-based awards granted under the 1994 Director Fee Plan.  Under the Amended and Restated 2014 Director Fee Plan, non-employee directors (except for the Chairman of the Board) each receive, as an annual retainer fee for fiscal 2018, either cash or shares of the Company's Class A Common Stock with a value equal to $85.  The annual retainer fee for fiscal 2018 paid to a non-employee Chairman of the Board is $185.  Where the annual retainer fee is provided in shares, each director may elect to be paid these shares on a current basis or have such shares credited to a deferred stock account as phantom stock, with such shares to be paid to the director subsequent to leaving the Board.  The value of deferred shares is recorded in other liabilities.  A total of 16,139 shares had been deferred under the Director Fee Plans as of December 31, 2017.  Additionally, non-employee directors each receive an annual stock-based grant (non-statutory stock options, stock appreciation rights and/or restricted shares) with a value of $125 for fiscal 2018.  A total of 22,300 stock options have been granted under the Director Fee Plans.  At December 31, 2017, there were no options outstanding. Additionally, 161,724 shares of restricted stock have been granted under the Director Fee Plans, 58,574 of which were issued under the Amended and Restated 2014 Director Fee Plan.  25,157 share of restricted stock are unvested at December 31, 2017.  A total of 150,000 shares have been authorized to be issued under the Amended and Restated 2014 Director Fee Plan.

Note 7.   Earnings Per Share Attributable to Matthews' Shareholders

The information used to compute earnings per share attributable to Matthews' common shareholders was as follows:

	Three Months Ended December 31,
	2017	2016
Net income attributable to Matthews shareholders	$35,180	$10,322

Weighted-average shares outstanding (in thousands):
Basic shares	31,738	32,250
Effect of dilutive securities	132	198
Diluted shares	31,870	32,448

Anti-dilutive securities excluded from the dilution calculation were insignificant for the three months ended December 31, 2017 and 2016.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 8.   Pension and Other Postretirement Benefit Plans

The Company provides defined benefit pension and other postretirement plans to certain employees. Net periodic pension and other postretirement benefit cost for the plans included the following:

	Three months ended December 31,
	Pension		Other Postretirement
	2017	2016	2017	2016

Service cost	$2,039	$2,138	$84	$98
Interest cost	2,049	1,841	158	157
Expected return on plan assets	(2,534)	(2,312)	—	—
Amortization:
Prior service cost	(35)	(45)	(49)	(49)
Net actuarial loss	1,752	2,509	—	—

Net benefit cost	$3,271	$4,131	$193	$206

Benefit payments under the Company's principal retirement plan are made from plan assets, while benefit payments under the postretirement benefit plan are made from the Company's operating funds.  Under IRS regulations, the Company is not required to make any significant contributions to its principal retirement plan in fiscal year 2018.

Contributions made and anticipated for fiscal year 2018 are as follows:

Contributions	Pension	Other Postretirement

Contributions during the three months ended December 31, 2017:
Supplemental retirement plan	$184	$—
Other postretirement plan	—	437

Additional contributions expected in fiscal 2018:
Supplemental retirement plan	$582	$—
Other postretirement plan	—	607

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 9.   Accumulated Other Comprehensive Income

The changes in AOCI by component, net of tax, for the three-month periods ended December 31, 2017 and 2016 were as follows:

		Post-retirement benefit plans	Currency translation adjustment		Derivatives	Total
Attributable to Matthews:
Balance, September 30, 2017		$(43,623)	$(112,907)		$2,415	$(154,115)
OCI before reclassification		—	7,598		1,633	9,231
Amounts reclassified from AOCI	(a)	1,018	—	(b)	(38)	980
Net current-period OCI		1,018	7,598		1,595	10,211
Balance, December 31, 2017		$(42,605)	$(105,309)		$4,010	$(143,904)
Attributable to noncontrolling interest:
Balance, September 30, 2017		—	$396		—	$396
OCI before reclassification		—	13		—	13
Net current-period OCI		—	13		—	13
Balance, December 31, 2017		—	$409		—	$409

		Post-retirement benefit plans	Currency translation adjustment		Derivatives	Total
Attributable to Matthews:
Balance, September 30, 2016		$(56,050)	$(122,259)		$(3,559)	$(181,868)
OCI before reclassification		—	(31,342)		5,100	(26,242)
Amounts reclassified from AOCI	(a)	1,536	—	(b)	493	2,029
Net current-period OCI		1,536	(31,342)		5,593	(24,213)
Balance, December 31, 2016		$(54,514)	$(153,601)		$2,034	$(206,081)
Attributable to noncontrolling interest:
Balance, September 30, 2016		—	$277		—	$277
OCI before reclassification		—	59		—	59
Net current-period OCI		—	59		—	59
Balance, December 31, 2016		—	$336		—	$336

(a)	Amounts were included in net periodic benefit cost for pension and other postretirement benefit plans (see Note 8).

(b)	Amounts were included in interest expense in the periods the hedged item affected earnings (see Note 5).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 9.   Accumulated Other Comprehensive Income (continued)

Reclassifications out of AOCI for the three-month periods ended December 31, 2017 and 2016 were as follows:

	Amount reclassified from AOCI
Details about AOCI Components	Three Months Ended December 31, 2017		Three Months Ended December 31, 2016	Affected line item in the Statement of income

Postretirement benefit plans
Prior service (cost) credit	$84	(a)	$94
Actuarial losses	(1,752)	(a)	(2,509)
	(1,668)	(b)	(2,415)	Income before income tax
	(650)		(879)	Income taxes
	$(1,018)		$(1,536)	Net income
Derivatives
Interest rate swap contracts	$63		$(807)	Interest expense
	63	(b)	(807)	Income before income tax
	25		(314)	Income taxes
	$38		$(493)	Net income

(a)
Amounts are included in the computation of pension and other postretirement benefit expense, which is reported in both cost of goods sold and selling and administrative expenses.  For additional information, see Note 8.

(b)	For pre-tax items, positive amounts represent income and negative amounts represent expense.

Note 10.   Income Taxes

Income tax provisions for the Company's interim periods are based on the effective income tax rate expected to be applicable for the full year. The Company's consolidated income taxes for the three months ended December 31, 2017 were a benefit of $25,227, compared to income tax expense of $2,489 for the first three months of fiscal 2017. The differences between the Company's fiscal 2018 first quarter effective tax rate and the fiscal 2017 first quarter effective tax rate, as well as the Company’s fiscal 2018 blended U.S. Federal statutory rate of 24.5% primarily resulted from the impacts of the U.S. tax reform enactment discussed below. The current quarter income tax benefit also reflected the impact of the realization of certain tax credits in connection with the Company's recent international structuring.

The U.S. Tax Cuts and Jobs Act (the “Act”) was enacted on December 22, 2017. The Act reduces the U.S. federal corporate tax rate from 35.0% to 21.0% effective January 1, 2018, which results in a blended U.S. statutory tax rate of 24.5% for the Company in fiscal 2018. The Act also requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously deferred, and creates new taxes on certain foreign-sourced earnings. At December 31, 2017, the Company has not finalized its accounting for the tax effects of the Act; however, as described below, management has made a reasonable estimate of the effects on existing deferred tax balances and has recorded an estimated amount for its one-time transition tax. For the items for which the Company was able to determine a reasonable estimate, a provisional net tax benefit of $24,553 was recognized, which is included entirely as a component of income tax benefit (provision) for the three months ended December 31, 2017. The two main components of this provisional amount are discussed below.

Provisional amounts

Deferred tax assets and liabilities: The Company remeasured certain deferred tax assets and liabilities based on the rates at which these deferred tax amounts are expected to reverse in the future, which is generally 21.0% or 24.5%. This remeasurement resulted in a tax benefit of $38,010 being recognized during the three months ended December 31, 2017. The Company is still analyzing certain aspects of the Act, estimating the timing of reversals, and refining its calculations, which could potentially affect the measurement of these balances, or potentially generate new deferred tax amounts.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 10.   Income Taxes (continued)

Foreign tax effects: The Company recorded a provisional amount for its one-time transition tax for all of its foreign subsidiaries, resulting in an increase in income tax expense of $13,457 for the three months ended December 31, 2017. The one-time transition tax was calculated using an estimate of the Company’s total post-1986 earnings and profits (“E&P”) that were previously deferred from U.S. income taxes. The Company has not yet finalized its calculation of the total post-1986 E&P and tax pools for its foreign subsidiaries and has not fully analyzed the state income tax effects. The calculation of the one-time transition tax is also impacted by the amount of foreign E&P held in cash and other specified assets. The tax amount may change when the Company finalizes its calculation of post-1986 foreign E&P previously deferred from U.S. federal taxation. No additional income taxes have been provided for any remaining undistributed foreign earnings or any additional outside basis difference inherent in these entities, as these amounts continue to be indefinitely reinvested in foreign operations.

The Company had unrecognized tax benefits (excluding penalties and interest) of $7,994 and $7,968 on December 31, 2017 and September 30, 2017, respectively, which would impact the annual effective rate. It is reasonably possible that the amount of unrecognized tax benefits could decrease by approximately $3,699 in the next 12 months primarily due to the completion of an audit.

The Company classifies interest and penalties on tax uncertainties as a component of the provision for income taxes. Total penalties and interest accrued were $1,786 and $1,779 at December 31, 2017 and September 30, 2017, respectively.  These accruals may potentially be applicable in the event of an unfavorable outcome of uncertain tax positions.

The Company is currently under examination in several tax jurisdictions and remains subject to examination until the statute of limitations expires for those tax jurisdictions.  As of December 31, 2017, the tax years that remain subject to examination by major jurisdiction generally are:

United States – Federal	2013 and forward
United States – State	2013 and forward
Canada	2013 and forward
Germany	2009 and forward
United Kingdom	2015 and forward
Australia	2013 and forward
Singapore	2013 and forward

Note 11.   Segment Information

The Company manages its businesses under three segments: SGK Brand Solutions, Memorialization and Industrial Technologies. The SGK Brand Solutions segment includes brand development, deployment and delivery (consisting of brand management, pre-media services, printing plates and cylinders and imaging services for consumer packaged goods and retail customers, merchandising display systems, and marketing and design services).  The Memorialization segment consists primarily of bronze and granite memorials and other memorialization products, caskets and cremation equipment primarily for the cemetery and funeral home industries. The Industrial Technologies segment includes marking and coding equipment and consumables, industrial automation products and order fulfillment systems for identifying, tracking, picking and conveying consumer and industrial products.  Management evaluates segment performance based on operating profit (before income taxes) and does not allocate non-operating items such as investment income, interest expense, other income (deductions), net and noncontrolling interest amongst the segments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 11.   Segment Information (continued)

Information about the Company's segments is as follows:

	Three Months Ended December 31,
	2017	2016
Sales:
SGK Brand Solutions	$191,766	$175,801
Memorialization	144,889	145,622
Industrial Technologies	32,799	27,575
	$369,454	$348,998

Operating profit:
SGK Brand Solutions	$3,152	$4,190
Memorialization	14,454	14,367
Industrial Technologies	318	506
	$17,924	$19,063

Note 12.   Acquisitions

Fiscal 2018:

On November 28, 2017, the Company acquired Compass Engineering Group, Inc. ("Compass") for $49,793 (net of cash acquired, subject to a working capital true-up). Compass provides high-quality material handling control solutions and is included in the Company's Industrial Technologies segment. The preliminary purchase price allocation related to the Compass acquisition is not finalized as of December 31, 2017, and is subject to changes as the Company obtains additional information related to fixed assets, intangible assets, and other assets and liabilities.

During the first quarter of fiscal 2018, the Company completed several additional smaller acquisitions for an aggregate purchase price of $36,171 (net of cash acquired and holdback amounts, subject to working capital true-ups). These additional acquisitions strengthen the Company's operations across the SGK Brand Solutions and Memorialization segments. The preliminary purchase price allocations for the acquisitions are not finalized as of December 31, 2017 and are subject to change as the Company obtains additional information related to fixed assets, intangible assets, and other assets and liabilities.

Fiscal 2017:

On March 1, 2017, the Company acquired GJ Creative Limited ("Equator") for £30.5 million ($37,596) (net of cash acquired). Equator provides design expertise capable of taking brands from creation to shelf under one roof, and is included in the Company's SGK Brand Solutions segment. The preliminary purchase price allocation related to the Equator acquisition is not finalized as of December 31, 2017, and is subject to changes as the Company obtains additional information related to working capital items, fixed assets, intangible assets, and other assets and liabilities.

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

On January 13, 2017, the Company acquired VCG (Holdings) Limited ("VCG") for £8.8 million ($10,695) (net of cash acquired). VCG is a leading graphics, plate-making, and creative design company and is included in the Company's SGK Brand Solutions segment. The Company finalized the allocation of purchase price related to the VCG acquisition in the first quarter of fiscal 2018, resulting in an immaterial adjustment to certain working capital and intangible asset amounts.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 12.   Acquisitions (continued)

On January 3, 2017, the Company acquired A. + E. Ungricht GmbH + Co KG ("Ungricht") for €24.0 million ($25,185) (net of cash acquired). Ungricht is a leading European provider of pre-press services and gravure printing forms, located in Germany, and is included in the Company's SGK Brand Solutions segment. The Company finalized the allocation of purchase price related to the Ungricht acquisition in the first quarter of fiscal 2018, resulting in an immaterial adjustment to certain working capital and intangible asset amounts.

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

Note 13.   Goodwill and Other Intangible Assets

A summary of the carrying amount of goodwill attributable to each segment as well as the changes in such amounts are as follows:

	SGK Brand Solutions	Memorialization	Industrial Technologies	Consolidated

Goodwill	$491,895	$347,507	$69,144	$908,546
Accumulated impairment losses	(5,752)	(5,000)	—	(10,752)
Balance at September 30, 2017	486,143	342,507	69,144	897,794

Additions during period	8,603	17,152	21,112	46,867
Translation and other adjustments	2,795	1,055	176	4,026
Goodwill	503,293	365,714	90,432	959,439
Accumulated impairment losses	(5,752)	(5,000)	—	(10,752)
Balance at December 31, 2017	$497,541	$360,714	$90,432	$948,687
The Company performed its annual impairment review in the second quarter of fiscal 2017 and determined that estimated fair value for all reporting units exceeded carrying value, therefore no adjustments to the carrying value of goodwill were necessary.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 13.   Goodwill and Other Intangible Assets (continued)

The following tables summarize the carrying amounts and related accumulated amortization for intangible assets as of December 31, 2017 and September 30, 2017, respectively.

	Carrying Amount	Accumulated Amortization		Net
December 31, 2017:
Trade names	$168,467	$—	*	$168,467
Trade names	8,504	(2,284)		6,220
Customer relationships	364,554	(90,611)		273,943
Copyrights/patents/other	19,092	(11,978)		7,114
	$560,617	$(104,873)		$455,744

September 30, 2017:
Trade names	$168,467	$—	*	$168,467
Trade names	5,522	(2,030)		3,492
Customer relationships	333,632	(84,560)		249,072
Copyrights/patents/other	14,787	(11,436)		3,351
*Not subject to amortization	$522,408	$(98,026)		$424,382

The net change in intangible assets during the three months ended December 31, 2017 included the impact of foreign currency fluctuations during the period, additional amortization, and additions related to the fiscal 2018 acquisitions.

Amortization expense on intangible assets was $6,681 and $4,941 for the three-month periods ended December 31, 2017 and 2016, respectively.  Amortization expense is estimated to be $22,201 for the remainder of fiscal 2018, $27,747 in 2019, $25,925 in 2020, $24,350 in 2021 and $22,928 in 2022.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations
CAUTIONARY STATEMENT:

The following discussion should be read in conjunction with the consolidated financial statements of Matthews International Corporation ("Matthews" or the "Company") and related notes thereto included in this Quarterly Report on Form 10-Q and the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2017.  Any forward-looking statements contained herein are included pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements involve known and unknown risks and uncertainties that may cause the Company's actual results in future periods to be materially different from management's expectations.  Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove correct.  Factors that could cause the Company's results to differ materially from the results discussed in such forward-looking statements principally include changes in domestic or international economic conditions, changes in foreign currency exchange rates, changes in the cost of materials used in the manufacture of the Company's products, changes in mortality and cremation rates, changes in product demand or pricing as a result of consolidation in the industries in which the Company operates, changes in product demand or pricing as a result of domestic or international competitive pressures, unknown risks in connection with the Company's acquisitions, cybersecurity concerns, effectiveness of the Company's internal controls, compliance with domestic and foreign laws and regulations, technological factors beyond the Company's control, and other factors described in Item 1A - "Risk Factors" in this Form 10-Q and Item 1A - "Risk Factors" in the Company's Form 10-K for the fiscal year ended September 30, 2017.  In addition, although the Company does not have any customers that would be considered individually significant to consolidated sales, changes in the distribution of the Company's products or the potential loss of one or more of the Company's larger customers are also considered risk factors.

RESULTS OF OPERATIONS:

The following table sets forth the sales and operating profit for the Company's three reporting segments for the three-month periods ended December 31, 2017 and 2016.

	Three Months Ended December 31,
	2017	2016
Sales:	(Dollar amounts in thousands)
SGK Brand Solutions	$191,766	$175,801
Memorialization	144,889	145,622
Industrial Technologies	32,799	27,575
	$369,454	$348,998

Operating profit:
SGK Brand Solutions	$3,152	$4,190
Memorialization	14,454	14,367
Industrial Technologies	318	506
	$17,924	$19,063

Sales for the three months ended December 31, 2017 were $369.5 million, compared to $349.0 million for the three months ended December 31, 2016.  The increase in fiscal 2018 sales principally reflected higher sales of marking products (Industrial Technologies) and cremation equipment (Memorialization), benefits from recently completed acquisitions (see "Acquisitions" below) and the favorable impact of changes in foreign currencies against the U.S. dollar. Changes in foreign currency rates were estimated to have a favorable impact of $7.4 million on fiscal 2018 first quarter consolidated sales compared to a year ago. These increases were partially offset by slower market conditions in North America and Europe for the SGK Brand Solutions segment and lower unit sales of memorials and caskets.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

In the SGK Brand Solutions segment, sales for the first three months of fiscal 2018 were $191.8 million, compared to $175.8 million for the first three months of fiscal 2017.  The increase in sales reflected sales growth in the U.K. and Asia Pacific markets, and benefits from recently completed acquisitions. Changes in foreign currency exchange rates also had a favorable impact of $6.0 million on the segment's sales compared to the same quarter last year. These increases were partially offset by slower brand market conditions in the U.S. and Europe. Memorialization segment sales for the first three months of fiscal 2018 were $144.9 million, compared to $145.6 million for the first three months of fiscal 2017.  The sales decrease reflected lower unit sales of memorials and caskets, partially offset by higher sales of cremation equipment, and the benefits of recently completed acquisitions. Industrial Technologies segment sales were $32.8 million for the first three months of fiscal 2018, compared to $27.6 million for the first three months of fiscal 2017. The increase reflected higher sales of marking products, and benefits from recently completed acquisitions. Changes in foreign currency exchange rates also had a favorable impact of $530,000 on the segment's sales compared to the same quarter last year.

Gross profit for the three months ended December 31, 2017 was $130.7 million, compared to $127.3 million for the same period a year ago.  Consolidated gross profit as a percent of sales was 35.4% and 36.5% for the first three months of fiscal 2018 and fiscal 2017, respectively.   The increase in gross profit primarily reflected the impact of higher sales from recent acquisitions, the benefits of productivity initiatives, and realization of acquisition synergies. These increases were partially offset by lower sales (excluding acquisitions) in North America and Europe for the SGK Brand Solutions segment.

Selling and administrative expenses for the three months ended December 31, 2017 were $112.8 million, compared to $108.2 million for the first three months of fiscal 2017.  Consolidated selling and administrative expenses, as a percent of sales, were 30.5% for the three months ended December 31, 2017, compared to 31.0% for the same period last year.  The increase in selling and administrative expenses reflected the impact of recently completed acquisitions, including $2.1 million of incremental intangible asset amortization recognized in the first quarter of fiscal 2018, partially offset by the benefits from cost reduction initiatives, including acquisition-integration synergies. Selling and administrative expenses also included acquisition integration and related systems-integration costs, and other charges in connection with cost reduction initiatives totaling $4.7 million in fiscal 2018, compared to $8.6 million in fiscal 2017.

Operating profit for the three months ended December 31, 2017 was $17.9 million, compared to $19.1 million for the three months ended December 31, 2016.  The SGK Brand Solutions segment operating profit for the first three months of fiscal 2018 was $3.2 million, compared to $4.2 million for the same period a year ago.  The decrease in segment operating profit reflected lower sales (excluding acquisitions) in North America and Europe, and an increase of $1.5 million in intangible asset amortization related to recently completed acquisitions, partially offset by the favorable impact of changes in foreign currencies against the U.S. dollar of approximately $560,000. Additionally, fiscal 2018 operating profit for the SGK Brand Solutions segment included acquisition integration costs and other charges totaling $3.8 million, compared to $6.2 million in fiscal 2017. Memorialization segment operating profit for the first three months of fiscal 2018 was $14.5 million, compared to $14.4 million for the first three months of fiscal 2017.  The increase in segment operating profit reflected higher cremation equipment sales, and the benefits of acquisition synergies and other productivity initiatives, partially offset by the impact of lower memorial and casket sales volume. Fiscal 2018 operating profit for the Memorialization segment also included acquisition integration costs and other charges totaling $807,000, compared to $2.1 million in fiscal 2017. Operating profit for the Industrial Technologies segment for the three months ended December 31, 2017 was $318,000, compared to $506,000 for the same period a year ago. The benefits of higher sales were offset by higher investments in the segment's product development, and $450,000 of incremental intangible asset amortization related to recently completed acquisitions.

Investment income was $467,000 for the three months ended December 31, 2017, compared to $337,000 for the three months ended December 31, 2016, principally reflecting the return on investments held in trust for certain of the Company's benefit plans.  Interest expense for the first three months of fiscal 2018 was $7.8 million, compared to $6.1 million for the same period last year.  The increase in interest expense reflected an increase in average borrowing levels, primarily related to acquisitions, higher average interest rates in the current fiscal year, and incremental financing costs associated with the 5.25% senior notes (see "Liquidity and Capital Resources" below).  Other income and deductions, net, for the three months ended December 31, 2017 represented an decrease in pre-tax income of $659,000, compared to a decrease in pre-tax income of $555,000 for the same period last year.  Other income and deductions generally include banking-related fees and the impact of currency gains and losses on certain intercompany debt and foreign denominated cash balances.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

The Company's consolidated income taxes for the three months ended December 31, 2017 were a benefit of $25.2 million, compared to income tax expense of $2.5 million for the first three months of fiscal 2017. The differences between the Company's fiscal 2018 first quarter effective tax rate and the fiscal 2017 first quarter effective tax rate, as well as the Company’s fiscal 2018 blended U.S. Federal statutory rate of 24.5%, primarily resulted from the impacts of the U.S. Tax Cuts and Jobs Act (the “Act”) which was enacted on December 22, 2017. The Act reduces the U.S. federal corporate tax rate from 35.0% to 21.0% effective January 1, 2018, which results in a blended U.S. statutory tax rate of 24.5% for the Company in fiscal 2018. The Act also requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously deferred, and creates new taxes on certain foreign-sourced earnings. At December 31, 2017, the Company has not finalized its accounting for the tax effects of the Act; however, management has made a reasonable estimate of the effects on existing deferred tax balances and has recorded an estimated amount for its one-time transition tax. For the items for which the Company was able to determine a reasonable estimate, a provisional net tax benefit of $24.6 million was recognized, which is included entirely as a component of income tax benefit (provision) for the three months ended December 31, 2017. The current quarter income tax benefit also reflected the impact of the realization of certain tax credits in connection with the Company's recent international structuring. Refer to Note 10, “Income Taxes” in Item 1 - “Financial Statements” for further details regarding income taxes.

Net losses attributable to noncontrolling interests were $22,000 for the three months ended December 31, 2017, compared to $114,000 for the same period a year ago.  The net losses attributable to noncontrolling interests primarily reflected losses in less than wholly-owned Memorialization and Industrial Technologies businesses.

LIQUIDITY AND CAPITAL RESOURCES:

Net cash provided by operating activities was $7.6 million for the first three months of fiscal 2018, compared to $16.0 million for the first three months of fiscal 2017.  Operating cash flow for both periods reflected net income adjusted for deferred taxes, depreciation, amortization, stock-based compensation expense and non-cash pension expense.  Net changes in working capital items, which principally related to fiscal year-end compensation-related payments, resulted in a use of working capital of approximately $10.0 million and $12.8 million in the first three months of fiscal 2018 and fiscal 2017, respectively.

Cash used in investing activities was $108.2 million for the three months ended December 31, 2017, compared to $15.8 million for the three months ended December 31, 2016.  Investing activities for the first three months of fiscal 2018 primarily reflected capital expenditures of $11.6 million, acquisition payments (net of cash acquired or received from sellers) totaling $86.0 million, and the purchase of a cost method investment of $11.7 million.  Investing activities for the first three months of fiscal 2017 primarily reflected capital expenditures of $5.1 million, and acquisition payments (net of cash acquired or received from sellers) of $10.7 million.

Capital expenditures reflected reinvestment in the Company's business segments and were made primarily for the purchase of new production machinery, equipment, software and systems, and facilities designed to improve product quality, increase manufacturing efficiency, lower production costs and meet regulatory requirements.  Capital expenditures for the last three fiscal years were primarily financed through operating cash.  Capital spending for property, plant and equipment has averaged $45.0 million for the last three fiscal years.  Capital spending for fiscal 2018 is currently expected to be in the range of $45.0 million to $50.0 million.  The Company expects to generate sufficient cash from operations to fund all anticipated capital spending projects.

Cash provided by financing activities for the three months ended December 31, 2017 was $102.8 million, primarily reflecting proceeds, net of repayments, on long-term debt of $113.3 million, treasury stock purchases of $4.4 million, and dividends of $6.1 million to the Company's shareholders.  Cash provided by financing activities for the three months ended December 31, 2016 was $54.0 million, primarily reflecting proceeds, net of repayments, on long-term debt of $65.9 million, treasury stock purchases of $6.5 million, and dividends of $5.4 million to the Company's shareholders.

The Company has a domestic credit facility with a syndicate of financial institutions that includes a $900.0 million senior secured revolving credit facility and a $250.0 million senior secured amortizing term loan. The term loan requires scheduled principal payments of 5.0% of the outstanding principal in year one, 7.5% in year two, and 10.0% in years three through five, payable in quarterly installments.  The balance of the revolving credit facility and the term loan are due on the maturity date of April 26, 2021. Borrowings under both the revolving credit facility and the term loan bear interest at LIBOR plus a factor ranging from 0.75% to 2.00% (1.25% at December 31, 2017) based on the Company's secured leverage ratio.  The secured leverage ratio is defined as net secured indebtedness divided by adjusted EBITDA (earnings before interest, taxes, depreciation and amortization).  The Company is required to pay an annual commitment fee ranging from 0.15% to 0.25% (based on the Company's leverage ratio) of the unused portion of the revolving credit facility.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

The domestic credit facility requires the Company to maintain certain leverage and interest coverage ratios. A portion of the facility (not to exceed $35.0 million) is available for the issuance of trade and standby letters of credit. Outstanding borrowings on the revolving credit facility at December 31, 2017 and September 30, 2017 were $337.0 million and $525.0 million, respectively. Outstanding borrowings on the term loan at December 31, 2017 and September 30, 2017 were $227.6 million and $232.5 million, respectively. The weighted-average interest rate on outstanding borrowings for the domestic credit facility (including the effects of interest rate swaps) at December 31, 2017 and December 31, 2016 was 2.93% and 2.65%, respectively.

In December 2017, the Company issued $300.0 million aggregate principal amount of 5.25% senior unsecured notes due December 1, 2025 (the "2025 Senior Notes"). The 2025 Senior Notes bear interest at a rate of 5.25% per annum with interest payable semi-annually in arrears on June 1 and December 1 of each year beginning on June 1, 2018. The Company's obligations under the 2025 Senior Notes are guaranteed by certain of the Company's direct and indirect wholly-owned domestic subsidiaries. The Company is subject to certain covenants and other restrictions in connection with the 2025 Senior Notes. The proceeds from the 2025 Senior Notes were used primarily to reduce indebtedness under the Company's domestic credit facility. The Company incurred direct financing fees and costs in connection with 2025 Senior Notes of $4.1 million, which will be deferred and amortized over the term of the 2025 Senior Notes.

The Company has a $115.0 million accounts receivable securitization facility (the "Securitization Facility") with certain financial institutions, which matures on April 4, 2019. Under the Securitization Facility, the Company and certain of its domestic subsidiaries sell, on a continuous basis without recourse, their trade receivables to Matthews Receivables Funding Corporation, LLC (“Matthews RFC”), a wholly-owned bankruptcy-remote subsidiary of the Company. Matthews RFC in turn assigns a collateral interest in these receivables to certain financial institutions, and then may borrow funds under the Securitization Facility. The Securitization Facility does not qualify for sale treatment. Accordingly, the trade receivables and related debt obligations remain on the Company's Consolidated Balance Sheet. Borrowings under the Securitization Facility bear interest at LIBOR plus 0.75%. The Company is required to pay an annual commitment fee ranging from 0.25% to 0.35% of the unused portion of the Securitization Facility. Outstanding borrowings under the Securitization Facility at December 31, 2017 and September 30, 2017 were $101.4 million and $95.8 million, respectively. At December 31, 2017, the interest rate on borrowings under this facility was 2.31%.

The following table presents information related to interest rate contracts entered into by the Company and designated as cash flow hedges (dollar amounts in thousands):

	December 31, 2017	September 30, 2017
Pay fixed swaps - notional amount	$409,375	$414,063
Net unrealized gain (loss)	$6,573	$3,959
Weighted-average maturity period (years)	3.1	3.3
Weighted-average received rate	1.56%	1.23%
Weighted-average pay rate	1.34%	1.34%

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

The fair value of the interest rate swaps reflected an unrealized gain of $6.6 million ($4.0 million after tax) at December 31, 2017 and an unrealized gain, net of unrealized losses, of $4.0 million ($2.4 million after tax) at September 30, 2017. The net unrealized gain is included in shareholders' equity as part of accumulated other comprehensive income ("AOCI").  Assuming market rates remain constant with the rates at December 31, 2017, a gain (net of tax) of approximately $1.2 million included in AOCI is expected to be recognized in earnings over the next twelve months.

The Company, through certain of its European subsidiaries, has a credit facility with a European bank, which is guaranteed by Matthews International Corporation.  The maximum amount of borrowing available under this facility is €35.0 million ($41.9 million).  The credit facility matures in December 2018 and the Company intends to extend this facility. Outstanding borrowings under the credit facility totaled €26.2 million ($31.4 million) and €22.1 million ($26.1 million) at December 31, 2017 and September 30, 2017, respectively. The weighted-average interest rate on outstanding borrowings under this facility at December 31, 2017 and 2016 was 2.00% and 1.75%, respectively.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

The Company’s German subsidiary, Matthews Europe GmbH & Co. KG, has €15.0 million ($18.0 million) of senior unsecured notes with European banks.  The notes are guaranteed by Matthews International Corporation and mature in November 2019.  A portion of the notes (€5.0 million) have a fixed interest rate of 1.40%, and the remainder bear interest at Euro LIBOR plus 1.40%.  The weighted-average interest rate on the notes at December 31, 2017 and 2016 was 1.40%.

The Company, through its Italian subsidiary, Matthews International S.p.A., has several loans with various Italian banks.  Outstanding borrowings on these loans totaled €2.1 million ($2.5 million) and €2.6 million ($3.1 million) at December 31, 2017 and September 30, 2017, respectively.  The maturity dates for these loans range from January 2018 through November 2019. Matthews International S.p.A. also has multiple on-demand lines of credit totaling €11.3 million ($13.6 million) with the same Italian banks.  Outstanding borrowings on these lines were €4.1 million ($4.9 million) and €4.0 million ($4.7 million) at December 31, 2017 and September 30, 2017, respectively.  The weighted-average interest rate on outstanding Matthews International S.p.A. borrowings at December 31, 2017 and 2016 was 2.27% and 1.58%, respectively.

Other debt totaled $926,300 and $1.0 million at December 31, 2017 and September 30, 2017, respectively. The weighted-average interest rate on these outstanding borrowings was 4.62% and 5.77% at December 31, 2017 and 2016, respectively.

In September 2014, a claim was filed seeking to draw upon a letter of credit issued by the Company of £8.6 million ($11.6 million at December 31, 2017) with respect to a performance guarantee on a project in Saudi Arabia. Management assessed the customer's demand to be without merit and initiated an action with the court in the United Kingdom (the "Court"). Pursuant to this action, an order was issued by the Court in January 2015 requiring that, upon receipt by the customer, the funds were to be remitted by the customer to the Court pending resolution of the dispute between the parties. As a result, the Company made payment on the draw to the financial institution for the letter of credit and the funds were ultimately received by the customer. The customer did not remit the funds to the Court as ordered. On June 14, 2016, the Court ruled completely in favor of Matthews following a trial on the merits. However, as the customer has neither yet remitted the funds nor complied with the final, un-appealed orders of the Court, it is possible the resolution of this matter could have an unfavorable financial impact on Matthews’ results of operations. The Company has determined that resolution of this matter may take an extended period of time and therefore has classified the funded letter of credit within other assets on the Consolidated Balance Sheets as of December 31, 2017 and September 30, 2017. The Company will continue to assess collectability related to this matter as facts and circumstances evolve.

The Company has a stock repurchase program.  Under the current authorization, the Company's Board of Directors has authorized the repurchase of a total of 5,000,000 shares of Matthews' common stock under the program, of which 1,740,381 shares remain available for repurchase as of December 31, 2017.  The buy-back program is designed to increase shareholder value, enlarge the Company's holdings of its common stock, and add to earnings per share.  Repurchased shares may be retained in treasury, utilized for acquisitions, or reissued to employees or other purchasers, subject to the restrictions set forth in the Company's Restated Articles of Incorporation.

Consolidated working capital of the Company was $320.7 million at December 31, 2017, compared to $309.9 million at September 30, 2017.  Cash and cash equivalents were $60.1 million at December 31, 2017, compared to $57.5 million at September 30, 2017.  The Company's current ratio was 2.1 at December 31, 2017 and September 30, 2017.

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

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

At December 31, 2017, an accrual of approximately $2.9 million had been recorded for environmental remediation (of which $750,000 was classified in other current liabilities), representing management's best estimate of the probable and reasonably estimable costs of known remediation obligations for one of the Company's subsidiaries.  The accrual does not consider the effects of inflation and anticipated expenditures are not discounted to their present value.  Changes in the accrued environmental remediation obligation from the prior fiscal year reflect payments charged against the accrual. While final resolution of these contingencies could result in costs different than current accruals, management believes the ultimate outcome will not have a significant effect on the Company's consolidated results of operations or financial position.

ACQUISITIONS:

Refer to Note 12, "Acquisitions" in Item 1 - "Financial Statements" for further details on the Company's acquisitions.

FORWARD-LOOKING INFORMATION:

The Company's current strategy to attain annual growth in earnings per share primarily consists of the following:  internal growth (which includes organic growth, cost structure and productivity improvements, new product development and the expansion into new markets with existing products), acquisitions and integration activities to achieve synergy benefits.

With respect to the remainder of fiscal 2018, the Company expects to continue to devote a significant level of effort to the integrations of recent acquisitions, including systems integration.  Due to the size of these acquisitions and the projected synergy benefits from integration, these efforts are anticipated to continue for an extended period of time.  The costs associated with these integrations will impact the Company's operating results for fiscal 2018.  Consistent with its practice, the Company plans to identify these costs on a quarterly basis as incurred.

CRITICAL ACCOUNTING POLICIES:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Therefore, the determination of estimates requires the exercise of judgment based on various assumptions and other factors such as historical experience, economic conditions, and in some cases, actuarial techniques.  Actual results may differ from those estimates.   A discussion of market risks affecting the Company can be found in Item 7A - "Quantitative and Qualitative Disclosures about Market Risk" in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2017.

A summary of the Company's significant accounting policies are included in the Notes to Consolidated Financial Statements and in the critical accounting policies in Management's Discussion and Analysis included in the Company's Annual Report on Form 10-K for the year ended September 30, 2017.  Management believes that the application of these policies on a consistent basis enables the Company to provide useful and reliable financial information about the company's operating results and financial condition.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

LONG-TERM CONTRACTUAL OBLIGATIONS AND COMMITMENTS:

The following table summarizes the Company's contractual obligations at December 31, 2017, and the effect such obligations are expected to have on its liquidity and cash flows in future periods.

	Payments due in fiscal year:
	Total	2018 Remainder	2019 to 2020	2021 to 2022	After 2022
Contractual Cash Obligations:	(Dollar amounts in thousands)
Revolving credit facilities	$368,416	$—	$31,416	$337,000	$—
Securitization Facility	101,400	—	101,400	—	—
Senior secured term loan	227,591	15,625	50,000	161,966	—
2025 Senior Notes	421,974	13,125	31,500	31,500	345,849
Notes payable to banks	22,052	3,304	18,748	—	—
Short-term borrowings	4,885	4,885	—	—	—
Capital lease obligations	6,706	897	1,746	1,237	2,826
Non-cancelable operating leases	77,594	17,308	32,021	15,576	12,689
Other	14,976	2,995	5,990	5,991	—

Total contractual cash obligations	$1,245,594	$58,139	$272,821	$553,270	$361,364

A significant portion of the loans included in the table above bear interest at variable rates.  At December 31, 2017, the weighted-average interest rate was 2.93% on the Company's domestic credit facility, 2.31% on the Company's Securitization Facility, 2.00% on the credit facility through the Company's European subsidiaries, 1.40% on notes issued by the Company's wholly-owned subsidiary, Matthews Europe GmbH & Co. KG, 2.27% on bank loans to the Company's wholly-owned subsidiary, Matthews International S.p.A, and 4.62% on other outstanding debt.

Benefit payments under the Company's principal retirement plan are made from plan assets, while benefit payments under the supplemental retirement plan and postretirement benefit plan are funded from the Company's operating cash.  The Company is not required to make any significant contributions to its principal retirement plan in fiscal 2018.  During the three months ended December 31, 2017 contributions of $184,000 and $437,000 were made under the supplemental retirement plan and postretirement plan, respectively. The Company currently anticipates contributing an additional $582,000 and $607,000 under the supplemental retirement plan and postretirement plan, respectively, for the remainder of fiscal 2018.

Unrecognized tax benefits are positions taken, or expected to be taken, on an income tax return that may result in additional payments to tax authorities.  If a tax authority agrees with the tax position taken, or expected to be taken, or the applicable statute of limitations expires, then additional payments will not be necessary.  As of December 31, 2017, the Company had unrecognized tax benefits, excluding penalties and interest, of approximately $8.0 million.  The timing of potential future payments related to the unrecognized tax benefits is not presently determinable. The Company believes that its current liquidity sources, combined with its operating cash flow and borrowing capacity, will be sufficient to meet its capital needs for the foreseeable future.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

Refer to Note 2, "Basis of Presentation" in Item 1 - "Financial Statements," for further details on recently issued accounting pronouncements.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk:

There have been no material changes in the Company’s market risk during the three months ended December 31, 2017. For additional information see Item 7A - "Quantitative and Qualitative Disclosures About Market Risk" in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2017.

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

Management, under the supervision and with the participation of our Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures in effect as of December 31, 2017. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2017, the Company's disclosure controls and procedures were effective to provide reasonable assurance that material information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, and that such information is recorded, summarized and properly reported within the appropriate time period, relating to the Company and its consolidated subsidiaries, required to be included in the Exchange Act reports, including this Quarterly Report on Form 10-Q.

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

Other than changes with respect to the SAP implementation described above, there have been no changes in the Company's internal controls over financial reporting that occurred during the fiscal quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II ‑ OTHER INFORMATION

Item 1. Legal Proceedings

Matthews is subject to various legal proceedings and claims arising in the ordinary course of business.  Management does not expect that the results of any of these legal proceedings will have a material adverse effect on Matthews' financial condition, results of operations or cash flows.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item IA to our Annual Report on Form 10-K for the fiscal year ended September 30, 2017. The risk factors disclosed in Part I, Item 1A to our Annual Report on Form 10-K for the fiscal year ended September 30, 2017, in addition to the other information set forth in this report, could adversely affect the Company's operating performance and financial condition. Additional risks not currently known or deemed immaterial may also result in adverse effects on the Company.

Item 2. Unrecognized Sales of Equity Securities and Use of Proceeds

Stock Repurchase Plan

The Company has a stock repurchase program.  The buy-back program is designed to increase shareholder value, enlarge the Company's holdings of its common stock, and add to earnings per share.  Repurchased shares may be retained in treasury, utilized for acquisitions, or reissued to employees or other purchasers, subject to the restrictions of the Company's Restated Articles of Incorporation.  Under the current authorization, the Company's Board of Directors had authorized the repurchase of a total of 5,000,000 shares of Matthews' common stock under the program, of which 1,740,381 shares remain available for repurchase as of December 31, 2017.

The following table shows the monthly fiscal 2018 stock repurchase activity:

Period	Total number of shares purchased	Weighted-average price paid per share	Total number of shares purchased as part of a publicly announced plan	Maximum number of shares that may yet be purchased under the plan
October 2017	—	$—	—	1,816,146
November 2017	75,078	58.27	75,078	1,741,068
December 2017	687	58.64	687	1,740,381
Total	75,765	$58.27	75,765

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Not Applicable.

Item 6. Exhibits and Reports on Form 8‑K

(a)	Exhibits

	Exhibit No.	Description	Method of Filing

	4.1	Indenture, dated as of December 6, 2017, by and among Matthews, the Guarantors, and the Bank of New York Mellon Trust Company, as trustee	Exhibit Number 4.1 to the Current Report on Form 8-K filed on December 7, 2017
	4.2	5.250% Senior Note due December 1, 2025	Exhibit Number 4.2 to the Current Report on Form 8-K filed on December 7, 2017
	10.1	Purchase Agreement dated December 1, 2017 by and among Matthews International Corporation Guarantors and J.P. Morgan Security LLC	Exhibit Number 10.1 to the Current Report on Form 8-K filed on December 7, 2017
	10.2	First amendment to Second Amended and Restated Loan Agreement	Exhibit Number 10.1 to the Current Report on Form 8-K filed on November 22, 2017
	31.1	Certification of Principal Executive Officer for Joseph C. Bartolacci	Filed herewith
	31.2	Certification of Principal Financial Officer for Steven F. Nicola	Filed herewith
	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Joseph C. Bartolacci	Furnished herewith
	32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Steven F. Nicola	Furnished herewith
	101.INS	XBRL Instance Document	Filed herewith
	101.SCH	XBRL Taxonomy Extension Schema	Filed herewith
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith
	101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith
	101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith
	101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATTHEWS INTERNATIONAL CORPORATION
(Registrant)

Date:	January 31, 2018	By: /s/ Joseph C. Bartolacci
Joseph C. Bartolacci, President
and Chief Executive Officer

Date:	January 31, 2018	By: /s/ Steven F. Nicola
Steven F. Nicola, Chief Financial Officer
and Secretary