Form 10-Q
period 2018-03-31
MATTHEWS INTERNATIONAL CORP
filed 2018-05-01
CIK 63296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
____________________________________________________________
FORM 10‑Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2018
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
As of March 31, 2018, shares of common stock outstanding were: Class A Common Stock 32,133,806 shares

PART I ‑ FINANCIAL INFORMATION
Item 1.   Financial Statements

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollar amounts in thousands)

	March 31, 2018		September 30, 2017
ASSETS
Current assets:
Cash and cash equivalents		$64,831		$57,515
Accounts receivable, net		342,341		319,566
Inventories		182,057		171,445
Other current assets		58,167		46,533

Total current assets		647,396		595,059

Investments		49,772		37,667
Property, plant and equipment: Cost	$613,194		$570,879
Less accumulated depreciation	(351,541)		(335,346)
		261,653		235,533
Deferred income taxes		2,362		2,456
Other assets		63,967		51,758
Goodwill		972,961		897,794
Other intangible assets, net		464,878		424,382

Total assets		$2,462,989		$2,244,649

LIABILITIES
Current liabilities:
Long-term debt, current maturities		$26,876		$29,528
Trade accounts payable		71,176		66,607
Accrued compensation		55,523		62,210
Accrued income taxes		21,667		21,386
Other current liabilities		135,809		105,401

Total current liabilities		311,051		285,132

Long-term debt		1,019,442		881,602
Accrued pension		106,352		103,273
Postretirement benefits		19,125		19,273
Deferred income taxes		102,276		139,430
Other liabilities		52,661		25,680
Total liabilities		1,610,907		1,454,390

SHAREHOLDERS' EQUITY
Shareholders' equity-Matthews:
Common stock	$36,334		$36,334
Additional paid-in capital	123,835		123,432
Retained earnings	990,082		948,830
Accumulated other comprehensive loss	(128,342)		(154,115)
Treasury stock, at cost	(170,350)		(164,774)
Total shareholders' equity-Matthews		851,559		789,707
Noncontrolling interests		523		552
Total shareholders' equity		852,082		790,259

Total liabilities and shareholders' equity		$2,462,989		$2,244,649

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017

Sales	$414,061	$380,916	$783,515	$729,914
Cost of sales	(264,095)	(242,494)	(502,850)	(464,225)

Gross profit	149,966	138,422	280,665	265,689

Selling expense	(37,417)	(36,326)	(74,560)	(71,630)
Administrative expense	(74,509)	(69,634)	(143,460)	(137,593)
Intangible amortization	(8,249)	(5,634)	(14,930)	(10,575)

Operating profit	29,791	26,828	47,715	45,891

Investment (loss) income	(74)	780	393	1,117
Interest expense	(9,262)	(6,614)	(17,063)	(12,762)
Other income (deductions), net	(171)	(153)	(830)	(708)

Income before income taxes	20,284	20,841	30,215	33,538

Income tax (provision) benefit	(2,212)	(5,973)	23,015	(8,462)

Net income	18,072	14,868	53,230	25,076

Net loss attributable to noncontrolling interests	110	52	132	166

Net income attributable to Matthews shareholders	$18,182	$14,920	$53,362	$25,242

Earnings per share attributable to Matthews shareholders:
Basic	$0.57	$0.46	$1.68	$0.78

Diluted	$0.57	$0.46	$1.68	$0.77

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(Dollar amounts in thousands)

	Three Months Ended March 31,
	Matthews		Noncontrolling Interest		Total
	2018	2017	2018	2017	2018	2017

Net income (loss):	$18,182	$14,920	$(110)	$(52)	$18,072	$14,868
Other comprehensive income (loss) ("OCI"), net of tax:
Foreign currency translation adjustment	11,413	4,108	90	9	11,503	4,117
Pension plans and other postretirement benefits	1,022	1,462	—	—	1,022	1,462
Unrecognized gain (loss) on derivatives:
Net change from periodic revaluation	3,260	979	—	—	3,260	979
Net amount reclassified to earnings	(133)	(306)	—	—	(133)	(306)
Net change in unrecognized gain (loss) on derivatives	3,127	673	—	—	3,127	673
OCI, net of tax	15,562	6,243	90	9	15,652	6,252
Comprehensive income (loss)	$33,744	$21,163	$(20)	$(43)	$33,724	$21,120

	Six Months Ended March 31,
	Matthews		Noncontrolling Interest		Total
	2018	2017	2018	2017	2018	2017

Net income (loss):	$53,362	$25,242	$(132)	$(166)	$53,230	$25,076
OCI, net of tax:
Foreign currency translation adjustment	19,011	(27,234)	103	68	19,114	(27,166)
Pension plans and other postretirement benefits	2,040	2,998	—	—	2,040	2,998
Unrecognized gain (loss) on derivatives:
Net change from periodic revaluation	4,893	7,065	—	—	4,893	7,065
Net amount reclassified to earnings	(171)	(799)	—	—	(171)	(799)
Net change in unrecognized gain (loss) on derivatives	4,722	6,266	—	—	4,722	6,266
OCI, net of tax	25,773	(17,970)	103	68	25,876	(17,902)
Comprehensive income (loss)	$79,135	$7,272	$(29)	$(98)	$79,106	$7,174

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
for the six months ended March 31, 2018 and 2017 (Unaudited)
(Dollar amounts in thousands, except per share data)

	Shareholders' Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Non- controlling interests	Total
Balance, September 30, 2017	$36,334	$123,432	$948,830	$(154,115)	$(164,774)	$552	$790,259
Net income (loss)	—	—	53,362	—	—	(132)	53,230
Minimum pension liability	—	—	—	2,040	—	—	2,040
Translation adjustment	—	—	—	19,011	—	103	19,114
Fair value of derivatives	—	—	—	4,722	—	—	4,722
Total comprehensive income							79,106
Stock-based compensation	—	8,132	—	—	—	—	8,132
Purchase of 336,386 shares of treasury stock	—	—	—	—	(18,305)	—	(18,305)
Issuance of 326,827 shares of treasury stock	—	(8,039)	—	—	13,039	—	5,000
Cancellations of 5,214 shares of treasury stock	—	310	—	—	(310)	—	—
Dividends, $0.38 per share	—	—	(12,110)	—	—	—	(12,110)
Balance, March 31, 2018	$36,334	$123,835	$990,082	$(128,342)	$(170,350)	$523	$852,082

	Shareholders' Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Non- controlling interests	Total
Balance, September 30, 2016	$36,334	$117,088	$896,224	$(181,868)	$(159,113)	$669	$709,334
Net income (loss)	—	—	25,242	—	—	(166)	25,076
Minimum pension liability	—	—	—	2,998	—	—	2,998
Translation adjustment	—	—	—	(27,234)	—	68	(27,166)
Fair value of derivatives	—	—	—	6,266	—	—	6,266
Total comprehensive loss							7,174
Stock-based compensation	—	9,017	—	—	—	—	9,017
Purchase of 135,147 shares of treasury stock	—	—	—	—	(9,173)	—	(9,173)
Issuance of 215,058 shares of treasury stock	—	(8,260)	—	—	8,274	—	14
Cancellations of 2,640 shares of treasury stock	—	179	—	—	(179)	—	—
Dividends, $0.34 per share	—	—	(10,809)	—	—	—	(10,809)
Balance, March 31, 2017	$36,334	$118,024	$910,657	$(199,838)	$(160,191)	$571	$705,557
The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollar amounts in thousands)

	Six Months Ended March 31,
	2018	2017

Cash flows from operating activities:
Net income	$53,230	$25,076
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36,986	32,294
Stock-based compensation expense	8,132	9,017
Deferred tax benefit	(38,429)	(2,063)
Gain on sale of assets	(813)	(403)
Unrealized gain on investments	(199)	(1,411)
Changes in working capital items	(7,818)	(5,095)
Increase in other assets	(8,192)	(9,105)
Increase (decrease) in other liabilities	3,361	(2,041)
Increase in pension and postretirement benefits	6,267	7,696
Other operating activities, net	3,745	(9,679)

Net cash provided by operating activities	56,270	44,286

Cash flows from investing activities:
Capital expenditures	(21,854)	(13,250)
Acquisitions, net of cash acquired	(119,689)	(92,564)
Proceeds from sale of assets	1,731	960
Purchases of investments	(11,746)	—

Net cash used in investing activities	(151,558)	(104,854)

Cash flows from financing activities:
Proceeds from long-term debt	627,192	239,427
Payments on long-term debt	(495,109)	(168,977)
Proceeds from the exercise of stock options	—	14
Purchases of treasury stock	(18,305)	(9,173)
Dividends	(12,110)	(10,809)

Net cash provided by financing activities	101,668	50,482

Effect of exchange rate changes on cash	936	(2,022)

Net change in cash and cash equivalents	$7,316	$(12,108)

Non-cash investing and financing activities:
Acquisition of long-term asset under financing arrangement	$14,544	$—

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2018
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

The Company has facilities in the United States, Europe, Asia, Canada, Australia, and Central and South America.

Note 2.   Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information for commercial and industrial companies and the instructions to Form 10‑Q and Rule 10‑01 of Regulation S‑X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the six months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2018. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10‑K for the year ended September 30, 2017.  The consolidated financial statements include all domestic and foreign subsidiaries in which the Company maintains an ownership interest and has operating control.  Investments in certain companies over which the Company exerts significant influence, but does not control the financial and operating decisions, are accounted for as equity method investments. Investments in certain companies over which the Company does not exert significant influence are accounted for as cost method investments. All intercompany accounts and transactions have been eliminated.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

New Accounting Pronouncements:

Issued

In February 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220), which provides new guidance to allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the U.S. Tax Cuts and Jobs Act. This ASU is effective for the Company beginning in fiscal year 2020, and does allow for early adoption. The Company is in the process of assessing the impact this ASU will have on its consolidated financial statements.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815), which provides new guidance intended to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. This ASU is effective for the Company beginning in fiscal year 2020. The adoption of this ASU is not expected to have a material impact on the Company's consolidated financial statements.

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

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which provides new guidance intended to improve the recognition, measurement, presentation and disclosure of financial instruments. This ASU is effective for the Company beginning in interim periods starting in fiscal year 2019. In February 2018, the FASB issued ASU 2018-03, Technical Corrections and Improvements to Financial Instruments—Overall (Subtopic 825-10), that provides guidance related to implementation issues and corrects or improves certain aspects of the financial instruments guidance. The adoption of these ASUs are not expected to have a material impact on the Company's consolidated financial statements.

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

Level 2:   Inputs other than quoted prices included within level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3:   Unobservable inputs for the asset or liability.

The fair values of the Company's assets and liabilities measured on a recurring basis are categorized as follows:

	March 31, 2018				September 30, 2017
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Derivatives (1)	$—	$9,912	$—	$9,912	$—	$3,990	$—	$3,990
Equity and fixed income mutual funds	—	21,685	—	21,685	—	21,649	—	21,649
Other investments	—	5,976	—	5,976	—	5,810	—	5,810
Total assets at fair value	$—	$37,573	$—	$37,573	$—	$31,449	$—	$31,449

Liabilities:
Derivatives (1)	$—	$—	$—	$—	$—	$31	$—	$31
Total liabilities at fair value	$—	$—	$—	$—	$—	$31	$—	$31
(1) Interest rate swaps are valued based on observable market swap rates and are classified within Level 2 of the fair value hierarchy.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 4.   Inventories

Inventories consisted of the following:

	March 31, 2018	September 30, 2017

Raw materials	$33,375	$29,396
Work in process	70,191	61,917
Finished goods	78,491	80,132
	$182,057	$171,445

Note 5.   Debt

The Company has a domestic credit facility with a syndicate of financial institutions that includes a $900,000 senior secured revolving credit facility and a $250,000 senior secured amortizing term loan. The term loan requires scheduled principal payments of 5.0% of the outstanding principal in year one, 7.5% in year two, and 10.0% in years three through five, payable in quarterly installments.  The balance of the revolving credit facility and the term loan are due on the maturity date of April 26, 2021. Borrowings under both the revolving credit facility and the term loan bear interest at LIBOR plus a factor ranging from 0.75% to 2.00% (1.25% at March 31, 2018) based on the Company's secured leverage ratio.  The secured leverage ratio is defined as net secured indebtedness divided by adjusted EBITDA (earnings before interest, taxes, depreciation and amortization).  The Company is required to pay an annual commitment fee ranging from 0.15% to 0.25% (based on the Company's leverage ratio) of the unused portion of the revolving credit facility.

The domestic credit facility requires the Company to maintain certain leverage and interest coverage ratios. A portion of the facility (not to exceed $35,000) is available for the issuance of trade and standby letters of credit. Outstanding borrowings on the revolving credit facility at March 31, 2018 and September 30, 2017 were $386,000 and $525,000, respectively. Outstanding borrowings on the term loan at March 31, 2018 and September 30, 2017 were $222,944 and $232,479, respectively. The weighted-average interest rate on outstanding borrowings for the domestic credit facility (including the effects of interest rate swaps) at March 31, 2018 and March 31, 2017 was 2.68% and 2.70%, respectively.

In December 2017, the Company issued $300,000 aggregate principal amount of 5.25% senior unsecured notes due December 1, 2025 (the "2025 Senior Notes"). The 2025 Senior Notes bear interest at a rate of 5.25% per annum with interest payable semi-annually in arrears on June 1 and December 1 of each year beginning on June 1, 2018. The Company's obligations under the 2025 Senior Notes are guaranteed by certain of the Company's direct and indirect wholly-owned domestic subsidiaries. The Company is subject to certain covenants and other restrictions in connection with the 2025 Senior Notes. The proceeds from the 2025 Senior Notes were used primarily to reduce indebtedness under the Company's domestic credit facility. The Company incurred direct financing fees and costs in connection with 2025 Senior Notes of $4,127, which are being deferred and amortized over the term of the 2025 Senior Notes.

The Company has a $115,000 accounts receivable securitization facility (the "Securitization Facility") with certain financial institutions. The Securitization Facility, which had an original maturity date of April 4, 2019, was amended subsequent to the end of the Company's fiscal second quarter, to extend the maturity date until April 11, 2020. Under the Securitization Facility, the Company and certain of its domestic subsidiaries sell, on a continuous basis without recourse, their trade receivables to Matthews Receivables Funding Corporation, LLC (“Matthews RFC”), a wholly-owned bankruptcy-remote subsidiary of the Company. Matthews RFC in turn assigns a collateral interest in these receivables to certain financial institutions, and then may borrow funds under the Securitization Facility. The Securitization Facility does not qualify for sale treatment. Accordingly, the trade receivables and related debt obligations remain on the Company's Consolidated Balance Sheet. Borrowings under the Securitization Facility bear interest at LIBOR plus 0.75%. The Company is required to pay an annual commitment fee ranging from 0.25% to 0.35% of the unused portion of the Securitization Facility. Outstanding borrowings under the Securitization Facility at March 31, 2018 and September 30, 2017 were $99,600 and $95,825, respectively. At March 31, 2018, the interest rate on borrowings under this facility was 2.63%.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 5.   Debt (continued)

The following table presents information related to interest rate contracts entered into by the Company and designated as cash flow hedges:

	March 31, 2018	September 30, 2017
Pay fixed swaps - notional amount	$404,688	$414,063
Net unrealized gain	$9,912	$3,959
Weighted-average maturity period (years)	2.8	3.3
Weighted-average received rate	1.88%	1.23%
Weighted-average pay rate	1.35%	1.34%

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

The fair value of the interest rate swaps reflected an unrealized gain of $9,912 ($6,414 after tax) at March 31, 2018 and an unrealized gain, net of unrealized losses, of $3,959 ($2,415 after tax) at September 30, 2017. The net unrealized gain is included in shareholders' equity as part of accumulated other comprehensive income ("AOCI").  Assuming market rates remain constant with the rates at March 31, 2018, a gain (net of tax) of approximately $1,072 included in AOCI is expected to be recognized in earnings over the next twelve months.

At March 31, 2018 and September 30, 2017, the interest rate swap contracts were reflected in the Consolidated Balance Sheets as follows:

Derivatives	March 31, 2018	September 30, 2017
Current assets:
Other current assets	$3,039	$1,098
Long-term assets:
Other assets	6,873	2,892
Current liabilities:
Other current liabilities	—	(7)
Long-term liabilities:
Other liabilities	—	(24)
Total derivatives	$9,912	$3,959

The gains recognized on derivatives were as follows:

Derivatives in Cash Flow Hedging Relationships	Location of Gain Recognized in Income on Derivative	Amount of Gain Recognized in Income on Derivatives		Amount of Gain Recognized in Income on Derivatives

		Three Months Ended March 31,		Six Months Ended March 31,
		2018	2017	2018	2017

Interest rate swaps	Interest expense	$202	$503	$265	$1,310

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 5.   Debt (continued)

The Company recognized the following gains in AOCI:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain Recognized in AOCI on Derivatives		Location of Gain Reclassified From AOCI into Income (Effective Portion*)	Amount of Gain Reclassified from AOCI into Income (Effective Portion*)
	March 31, 2018	March 31, 2017		March 31, 2018	March 31, 2017

Interest rate swaps	$4,893	$7,065	Interest expense	$171	$799

*There is no ineffective portion or amount excluded from effectiveness testing.

The Company, through certain of its European subsidiaries, has a credit facility with a European bank, which is guaranteed by Matthews International Corporation.  The maximum amount of borrowing available under this facility is €35.0 million ($43,143).  The credit facility matures in December 2018 and the Company intends to extend this facility. Outstanding borrowings under the credit facility totaled €12.4 million ($15,236) and €22.1 million ($26,126) at March 31, 2018 and September 30, 2017, respectively. The weighted-average interest rate on outstanding borrowings under this facility at March 31, 2018 and 2017 was 1.75%.

The Company’s German subsidiary, Matthews Europe GmbH & Co. KG, has €15.0 million ($18,490) of senior unsecured notes with European banks.  The notes are guaranteed by Matthews International Corporation and mature in November 2019.  A portion of the notes (€5.0 million) have a fixed interest rate of 1.40%, and the remainder bear interest at Euro LIBOR plus 1.40%.  The weighted-average interest rate on the notes at March 31, 2018 and 2017 was 1.40%.

The Company, through its Italian subsidiary, Matthews International S.p.A., has several loans with various Italian banks.  Outstanding borrowings on these loans totaled €1.2 million ($1,418) and €2.6 million ($3,079) at March 31, 2018 and September 30, 2017, respectively. The maturity dates for these loans range from April 2018 through November 2019.  Matthews International S.p.A. also has multiple on-demand lines of credit totaling €11.3 million ($13,966) with the same Italian banks.  Outstanding borrowings on these lines were €268,000 ($330) and €4.0 million ($4,735) at March 31, 2018 and September 30, 2017, respectively.  The weighted-average interest rate on outstanding Matthews International S.p.A. borrowings at March 31, 2018 and 2017 was 2.23% and 2.31%, respectively.

Other debt totaled $918 and $1,032 at March 31, 2018 and September 30, 2017, respectively. The weighted-average interest rate on these outstanding borrowings was 2.82% and 2.39% at March 31, 2018 and 2017, respectively.

In September 2014, a claim was filed seeking to draw upon a letter of credit issued by the Company of £8,570,000 ($12,013 at March 31, 2018) with respect to a performance guarantee on a project in Saudi Arabia. Management assessed the customer's demand to be without merit and initiated an action with the court in the United Kingdom (the "Court"). Pursuant to this action, an order was issued by the Court in January 2015 requiring that, upon receipt by the customer, the funds were to be remitted by the customer to the Court pending resolution of the dispute between the parties. As a result, the Company made payment on the draw to the financial institution for the letter of credit and the funds were ultimately received by the customer. The customer did not remit the funds to the Court as ordered. On June 14, 2016, the Court ruled completely in favor of Matthews following a trial on the merits. However, as the customer has neither yet remitted the funds nor complied with the final, un-appealed orders of the Court, it is possible the resolution of this matter could have an unfavorable financial impact on Matthews’ results of operations. The Company has determined that resolution of this matter may take an extended period of time and therefore has classified the funded letter of credit within other assets on the Consolidated Balance Sheets as of March 31, 2018 and September 30, 2017. The Company will continue to assess collectability related to this matter as facts and circumstances evolve.

As of March 31, 2018 and September 30, 2017, the fair value of the Company's long-term debt, including current maturities, approximated the carrying value included in the Consolidated Balance Sheets. The Company was in compliance with all of its debt covenants as of March 31, 2018.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 6.   Share-Based Payments

The Company maintains an equity incentive plan (the "2017 Equity Incentive Plan") that provides for grants of stock options, restricted shares, stock-based performance units and certain other types of stock-based awards.  The Company also maintains an equity incentive plan (the "2012 Equity Incentive Plan") that previously provided for grants of stock options, restricted shares, stock-based performance units and certain other types of stock-based awards. Under the 2017 Equity Incentive Plan, which has a ten-year term, the maximum number of shares available for grants or awards is an aggregate of 1,700,000.  There will be no further grants under the 2012 Equity Incentive Plan. At March 31, 2018, there were 1,700,000 shares reserved for future issuance under the 2017 Equity Incentive Plan.  All Plans are administered by the Compensation Committee of the Board of Directors.

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

For the three-month periods ended March 31, 2018 and 2017, stock-based compensation cost totaled $2,658 and $2,920, respectively. For the six-month periods ended March 31, 2018 and 2017, stock-based compensation cost totaled $8,132 and $9,017, respectively.  The six-month periods ended March 31, 2018 and 2017 included $2,850 and $3,337 of stock-based compensation cost, respectively, that was recognized at the time of grant for retirement-eligible employees. The associated future income tax benefit recognized for stock-based compensation was $651 and $1,139 for the three-month periods ended March 31, 2018 and 2017, respectively, and $1,521 and $3,517 for the six-month periods ended March 31, 2018 and 2017, respectively.

There were no stock options exercised during the three month period ended March 31, 2017. For the six-month period ended March 31, 2017, the amount of cash received from the exercise of stock options was $14. In connection with these exercises, the tax benefits realized by the Company was $3 for the six-month period ended March 31, 2017. The intrinsic value of options (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during the six-month period ended March 31, 2017 and was $9.

The transactions for restricted stock for the six months ended March 31, 2018 were as follows:

	Shares	Weighted- average Grant-date Fair Value
Non-vested at September 30, 2017	501,184	$53.65
Granted	234,100	57.05
Vested	(173,280)	51.36
Expired or forfeited	(5,214)	59.51
Non-vested at March 31, 2018	556,790	$55.74

As of March 31, 2018, the total unrecognized compensation cost related to unvested restricted stock was $10,906 and is expected to be recognized over a weighted average period of 1.6 years.

The fair value of each restricted stock grant is estimated on the date of grant using a binomial lattice valuation model.  The following table indicates the assumptions used in estimating the fair value of restricted stock granted during the six-month periods ended March 31, 2018 and 2017.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 6.   Share-Based Payments (continued)

	Six Months Ended March 31,
	2018	2017
Expected volatility	20.5%	20.2%
Dividend yield	1.0%	1.1%
Average risk-free interest rate	2.0%	1.7%
Average expected term (years)	2.1	2.1

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

The Company maintains the 1994 Director Fee Plan and the Amended and Restated 2014 Director Fee Plan (collectively, the "Director Fee Plans").  There will be no further fees or share-based awards granted under the 1994 Director Fee Plan.  Under the Amended and Restated 2014 Director Fee Plan, non-employee directors (except for the Chairman of the Board) each receive, as an annual retainer fee for fiscal 2018, either cash or shares of the Company's Class A Common Stock with a value equal to $85.  The annual retainer fee for fiscal 2018 paid to a non-employee Chairman of the Board is $185.  Where the annual retainer fee is provided in shares, each director may elect to be paid these shares on a current basis or have such shares credited to a deferred stock account as phantom stock, with such shares to be paid to the director subsequent to leaving the Board.  The value of deferred shares is recorded in other liabilities.  A total of 22,652 shares had been deferred under the Director Fee Plans as of March 31, 2018.  Additionally, non-employee directors each receive an annual stock-based grant (non-statutory stock options, stock appreciation rights and/or restricted shares) with a value of $125 for fiscal 2018.  A total of 22,300 stock options have been granted under the Director Fee Plans.  At March 31, 2018, there were no options outstanding. Additionally, 173,229 shares of restricted stock have been granted under the Director Fee Plans, 70,079 of which were issued under the Amended and Restated 2014 Director Fee Plan.  20,940 share of restricted stock are unvested at March 31, 2018.  A total of 150,000 shares have been authorized to be issued under the Amended and Restated 2014 Director Fee Plan.

Note 7.   Earnings Per Share Attributable to Matthews' Shareholders

The information used to compute earnings per share attributable to Matthews' common shareholders was as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
Net income attributable to Matthews shareholders	$18,182	$14,920	$53,362	$25,242

Weighted-average shares outstanding (in thousands):
Basic shares	31,727	32,283	31,722	32,247
Effect of dilutive securities	126	286	124	333
Diluted shares	31,853	32,569	31,846	32,580

Anti-dilutive securities excluded from the dilution calculation were insignificant for the three and six months ended March 31, 2018 and 2017.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 8.   Pension and Other Postretirement Benefit Plans

The Company provides defined benefit pension and other postretirement plans to certain employees. Net periodic pension and other postretirement benefit cost for the plans included the following:

	Three months ended March 31,
	Pension		Other Postretirement
	2018	2017	2018	2017

Service cost	$2,039	$2,138	$84	$98
Interest cost	2,049	1,841	158	157
Expected return on plan assets	(2,534)	(2,312)	—	—
Amortization:
Prior service cost	(35)	(45)	(49)	(49)
Net actuarial loss	1,752	2,509	—	—

Net benefit cost	$3,271	$4,131	$193	$206

	Six months ended March 31,
	Pension		Other Postretirement
	2018	2017	2018	2017

Service cost	$4,078	$4,276	$168	$196
Interest cost	4,098	3,682	316	314
Expected return on plan assets	(5,068)	(4,624)	—	—
Amortization:
Prior service cost	(70)	(90)	(98)	(98)
Net actuarial loss	3,504	5,018	—	—

Net benefit cost	$6,542	$8,262	$386	$412

Benefit payments under the Company's principal retirement plan are made from plan assets, while benefit payments under the postretirement benefit plan are made from the Company's operating funds.  Under IRS regulations, the Company is not required to make any significant contributions to its principal retirement plan in fiscal year 2018.

Contributions made and anticipated for fiscal year 2018 are as follows:

Contributions	Pension	Other Postretirement

Contributions during the six months ended March 31, 2018:
Supplemental retirement plan	$369	$—
Other postretirement plan	—	862

Additional contributions expected in fiscal 2018:
Principal retirement plan*	$10,000	$—
Supplemental retirement plan	396	—
Other postretirement plan	—	182
* Contribution was made in April 2018, subsequent to the end of the second fiscal quarter.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 9.   Accumulated Other Comprehensive Income

The changes in AOCI by component, net of tax, for the three-month periods ended March 31, 2018 and 2017 were as follows:

		Post-retirement benefit plans	Currency translation adjustment		Derivatives	Total
Attributable to Matthews:
Balance, December 31, 2017		$(42,605)	$(105,309)		$4,010	$(143,904)
OCI before reclassification		—	11,413		3,260	14,673
Amounts reclassified from AOCI	(a)	1,022	—	(b)	(133)	889
Net current-period OCI		1,022	11,413		3,127	15,562
Balance, March 31, 2018		$(41,583)	$(93,896)		$7,137	$(128,342)
Attributable to noncontrolling interest:
Balance, December 31, 2017		—	$409		—	$409
OCI before reclassification		—	90		—	90
Net current-period OCI		—	90		—	90
Balance, March 31, 2018		—	$499		—	$499

		Post-retirement benefit plans	Currency translation adjustment		Derivatives	Total
Attributable to Matthews:
Balance, December 31, 2016		$(54,514)	$(153,601)		$2,034	$(206,081)
OCI before reclassification		—	4,108		979	5,087
Amounts reclassified from AOCI	(a)	1,462	—	(b)	(306)	1,156
Net current-period OCI		1,462	4,108		673	6,243
Balance, March 31, 2017		$(53,052)	$(149,493)		$2,707	$(199,838)
Attributable to noncontrolling interest:
Balance, December 31, 2016		—	$336		—	$336
OCI before reclassification		—	9		—	9
Net current-period OCI		—	9		—	9
Balance, March 31, 2017		—	$345		—	$345

(a)	Amounts were included in net periodic benefit cost for pension and other postretirement benefit plans (see Note 8).

(b)	Amounts were included in interest expense in the periods the hedged item affected earnings (see Note 5).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 9.   Accumulated Other Comprehensive Income (continued)

The changes in AOCI by component, net of tax, for the six-month periods ended March 31, 2018 and 2017 were as follows:

		Post-retirement benefit plans	Currency translation adjustment		Derivatives	Total
Attributable to Matthews:
Balance, September 30, 2017		$(43,623)	$(112,907)		$2,415	$(154,115)
OCI before reclassification		—	19,011		4,893	23,904
Amounts reclassified from AOCI	(a)	2,040	—	(b)	(171)	1,869
Net current-period OCI		2,040	19,011		4,722	25,773
Balance, March 31, 2018		$(41,583)	$(93,896)		$7,137	$(128,342)
Attributable to noncontrolling interest:
Balance, September 30, 2017		—	$396		—	$396
OCI before reclassification		—	103		—	103
Net current-period OCI		—	103		—	103
Balance, March 31, 2018		—	$499		—	$499

		Post-retirement benefit plans	Currency translation adjustment		Derivatives	Total
Attributable to Matthews:
Balance, September 30, 2016		$(56,050)	$(122,259)		$(3,559)	$(181,868)
OCI before reclassification		—	(27,234)		7,065	(20,169)
Amounts reclassified from AOCI	(a)	2,998	—	(b)	(799)	2,199
Net current-period OCI		2,998	(27,234)		6,266	(17,970)
Balance, March 31, 2017		$(53,052)	$(149,493)		$2,707	$(199,838)
Attributable to noncontrolling interest:
Balance, September 30, 2016		—	$277		—	$277
OCI before reclassification		—	68		—	68
Net current-period OCI		—	68		—	68
Balance, March 31, 2017		—	$345		—	$345

(a)	Amounts were included in net periodic benefit cost for pension and other postretirement benefit plans (see Note 8).

(b)	Amounts were included in interest expense in the periods the hedged item affected earnings (see Note 5).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 9.   Accumulated Other Comprehensive Income (continued)

Reclassifications out of AOCI for the three and six-month periods ended March 31, 2018 were as follows:

	Amount reclassified from AOCI
Details about AOCI Components	Three Months Ended March 31, 2018		Six Months Ended March 31, 2018	Affected line item in the Statement of income

Postretirement benefit plans
Prior service (cost) credit	$84	(a)	$168
Actuarial losses	(1,752)	(a)	(3,504)
	(1,668)	(b)	(3,336)	Income before income tax
	(646)		(1,296)	Income taxes
	$(1,022)		$(2,040)	Net income
Derivatives
Interest rate swap contracts	$202		$265	Interest expense
	202	(b)	265	Income before income tax
	69		94	Income taxes
	$133		$171	Net income

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 10.   Income Taxes

Income tax provisions for the Company's interim periods are based on the effective income tax rate expected to be applicable for the full year. The Company's consolidated income taxes for the six months ended March 31, 2018 were a benefit of $23,015, compared to income tax expense of $8,462 for the first six months of fiscal 2017. The differences between the Company's fiscal 2018 six month effective tax rate and the fiscal 2017 six month effective tax rate, as well as the Company’s fiscal 2018 blended U.S. Federal statutory rate of 24.5% primarily resulted from the impacts of the U.S. tax reform enactment discussed below.

The U.S. Tax Cuts and Jobs Act (the “Act”) was enacted on December 22, 2017. The Act reduces the U.S. federal corporate tax rate from 35.0% to 21.0% effective January 1, 2018, which results in a blended U.S. statutory tax rate of 24.5% for the Company in fiscal 2018. The Act also requires a one-time transition tax on earnings of certain foreign subsidiaries that were previously deferred, and creates new taxes on certain foreign-sourced earnings. At March 31, 2018, the Company has not finalized its accounting for the tax effects of the Act; however, as described below, management has made a reasonable estimate of the effects on existing deferred tax balances and has recorded an estimated amount for its one-time transition tax. For the items for which the Company was able to determine a reasonable estimate, a provisional net tax benefit of $29,921 was recognized, which is included entirely as a component of income tax benefit (provision) for the six months ended March 31, 2018. The two main components of this provisional amount are discussed below.

Provisional amounts

Deferred tax assets and liabilities: The Company remeasured certain deferred tax assets and liabilities based on the rates at which these deferred tax amounts are expected to reverse in the future, which is generally 21.0% or 24.5%. This remeasurement resulted in a tax benefit of $38,010 being recognized during the six months ended March 31, 2018. The Company is still analyzing certain aspects of the Act, estimating the timing of reversals, and refining its calculations, which could potentially affect the measurement of these balances, or potentially generate new deferred tax amounts.

Foreign tax effects: The Company previously recorded a provisional amount for its one-time transition tax for all of its foreign subsidiaries, resulting in an increase in income tax expense of $13,457 for the three months ended December 31, 2017. The one-time transition tax was calculated using an estimate of the Company’s total post-1986 earnings and profits (“E&P”) that were previously deferred from U.S. income taxes. During the Company’s second quarter, the IRS issued additional proposed regulations regarding the determination of the transition tax. This resulted in the recognition of a tax benefit during the quarter of $5,368, reducing the Company’s provisional estimate of total transition tax to an income tax expense of $8,089. The Company has not yet finalized its determination of the total post-1986 E&P and tax pools for its foreign subsidiaries and has not fully analyzed the state income tax effects. The calculation of the one-time transition tax is also impacted by the amount of foreign E&P held in cash and other specified assets. The tax amount may change when the Company finalizes its calculation of post-1986 foreign E&P previously deferred from U.S. federal taxation and upon finalization of the calculation of cash and other specified assets. No additional income taxes have been provided for any remaining undistributed foreign earnings or any additional outside basis difference inherent in these entities, as these amounts continue to be indefinitely reinvested in foreign operations.

The Company had unrecognized tax benefits (excluding penalties and interest) of $8,122 and $7,968 on March 31, 2018 and September 30, 2017, respectively, which would impact the annual effective rate. It is reasonably possible that the amount of unrecognized tax benefits could decrease by approximately $3,635 in the next 12 months primarily due to the completion of an audit and the expiration of statute of limitations.

The Company classifies interest and penalties on tax uncertainties as a component of the provision for income taxes. Total penalties and interest accrued were $1,793 and $1,779 at March 31, 2018 and September 30, 2017, respectively.  These accruals may potentially be applicable in the event of an unfavorable outcome of uncertain tax positions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 10.   Income Taxes (continued)

The Company is currently under examination in several tax jurisdictions and remains subject to examination until the statute of limitations expires for those tax jurisdictions.  As of March 31, 2018, the tax years that remain subject to examination by major jurisdiction generally are:

United States – Federal	2014 and forward
United States – State	2013 and forward
Canada	2014 and forward
Germany	2014 and forward
United Kingdom	2015 and forward
Australia	2013 and forward
Singapore	2013 and forward

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

Information about the Company's segments is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
Sales:
SGK Brand Solutions	$207,052	$190,120	$398,818	$365,921
Memorialization	168,689	162,108	313,578	307,730
Industrial Technologies	38,320	28,688	71,119	56,263
	$414,061	$380,916	$783,515	$729,914

Operating profit:
SGK Brand Solutions	$5,090	$4,361	$8,242	$8,551
Memorialization	23,910	22,938	38,364	37,305
Industrial Technologies	791	(471)	1,109	35
	$29,791	$26,828	$47,715	$45,891

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 12.   Acquisitions

Fiscal 2018:

On February 1, 2018, the Company acquired certain net assets of Star Granite and Bronze International, Inc. ("Star Granite") for a total purchase price of $34,713, consisting of cash of $29,713 (net of cash acquired and holdback amounts, subject to a working capital adjustment) and shares of Matthews common stock valued at $5,000. Star Granite manufactures and distributes granite and other memorialization products to cemetery and other customers across the United States and is included in the Company's Memorialization Segment. The preliminary purchase price allocation related to the Star Granite acquisition is not finalized as of March 31, 2018, and is subject to changes as the Company obtains additional information related to fixed assets, intangible assets, and other assets and liabilities.

On November 28, 2017, the Company acquired Compass Engineering Group, Inc. ("Compass") for $50,794 (net of cash acquired, subject to a working capital adjustment). Compass provides high-quality material handling control solutions and is included in the Company's Industrial Technologies segment. The preliminary purchase price allocation related to the Compass acquisition is not finalized as of March 31, 2018, and is subject to changes as the Company obtains additional information related to fixed assets, intangible assets, and other assets and liabilities.

During the first six months of fiscal 2018, the Company completed several additional smaller acquisitions for an aggregate purchase price of $39,182 (net of cash acquired and holdback amounts, subject to working capital adjustments). These additional acquisitions strengthen the Company's operations across the SGK Brand Solutions and Memorialization segments. The preliminary purchase price allocations for the acquisitions are not finalized as of March 31, 2018 and are subject to change as the Company obtains additional information related to fixed assets, intangible assets, and other assets and liabilities.

Fiscal 2017:

On March 1, 2017, the Company acquired GJ Creative Limited ("Equator") for £30.5 million ($37,596) (net of cash acquired). Equator provides design expertise capable of taking brands from creation to shelf under one roof, and is included in the Company's SGK Brand Solutions segment. The Company finalized the allocation of purchase price related to the Equator acquisition in the second quarter of fiscal 2018, resulting in an immaterial adjustment to certain working capital and intangible asset amounts.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 13.   Goodwill and Other Intangible Assets

A summary of the carrying amount of goodwill attributable to each segment as well as the changes in such amounts are as follows:

	SGK Brand Solutions	Memorialization	Industrial Technologies	Consolidated

Goodwill	$491,895	$347,507	$69,144	$908,546
Accumulated impairment losses	(5,752)	(5,000)	—	(10,752)
Balance at September 30, 2017	486,143	342,507	69,144	897,794

Additions during period	8,603	31,201	22,889	62,693
Translation and other adjustments	9,558	2,226	690	12,474
Goodwill	510,056	380,934	92,723	983,713
Accumulated impairment losses	(5,752)	(5,000)	—	(10,752)
Balance at March 31, 2018	$504,304	$375,934	$92,723	$972,961
The Company performed its annual impairment review in the second quarter of fiscal 2018 and determined that estimated fair value for all reporting units exceeded carrying value, therefore no adjustments to the carrying value of goodwill were necessary.
The following tables summarize the carrying amounts and related accumulated amortization for intangible assets as of March 31, 2018 and September 30, 2017, respectively.

	Carrying Amount	Accumulated Amortization		Net
March 31, 2018:
Trade names	$126,047	$—	*	$126,047
Trade names	53,821	(3,389)		50,432
Customer relationships	377,300	(97,796)		279,504
Copyrights/patents/other	21,319	(12,424)		8,895
	$578,487	$(113,609)		$464,878

September 30, 2017:
Trade names	$168,467	$—	*	$168,467
Trade names	5,522	(2,030)		3,492
Customer relationships	333,632	(84,560)		249,072
Copyrights/patents/other	14,787	(11,436)		3,351
*Not subject to amortization	$522,408	$(98,026)		$424,382

The net change in intangible assets during the six months ended March 31, 2018 included the impact of foreign currency fluctuations during the period, additional amortization, and additions related to the fiscal 2018 acquisitions. During the second quarter of fiscal 2018, the Company also converted certain of its trade names from indefinite-lived to definite-lived, and accordingly, these intangible assets are now subject to amortization.

Amortization expense on intangible assets was $8,249 and $5,634 for the three-month periods ended March 31, 2018 and 2017, respectively.  For the six-month periods ended March 31, 2018 and 2017, amortization expense was $14,930 and $10,575, respectively. Amortization expense is estimated to be $17,070 for the remainder of fiscal 2018, $32,252 in 2019, $30,425 in 2020, $29,007 in 2021 and $27,516 in 2022.

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

RESULTS OF OPERATIONS:

The following table sets forth the sales and operating profit for the Company's three reporting segments for the three and six-month periods ended March 31, 2018 and 2017.

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
Sales:	(Dollar amounts in thousands)
SGK Brand Solutions	$207,052	$190,120	$398,818	$365,921
Memorialization	168,689	162,108	313,578	307,730
Industrial Technologies	38,320	28,688	71,119	56,263
	$414,061	$380,916	$783,515	$729,914

Operating profit:
SGK Brand Solutions	$5,090	$4,361	$8,242	$8,551
Memorialization	23,910	22,938	38,364	37,305
Industrial Technologies	791	(471)	1,109	35
	$29,791	$26,828	$47,715	$45,891

Sales for the six months ended March 31, 2018 were $783.5 million, compared to $729.9 million for the six months ended March 31, 2017.  The increase in fiscal 2018 sales principally reflected higher sales of marking products, fulfillment systems and OEM solutions (Industrial Technologies) and cremation equipment (Memorialization), benefits from recently completed acquisitions (see "Acquisitions" below) and the favorable impact of changes in foreign currencies against the U.S. dollar. Changes in foreign currency rates were estimated to have a favorable impact of $22.2 million on fiscal 2018 consolidated sales compared to a year ago. These increases were partially offset by slower market conditions in North America for the SGK Brand Solutions segment and lower unit sales of memorials and caskets, particularly in the Company's first fiscal quarter.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

In the SGK Brand Solutions segment, sales for the first six months of fiscal 2018 were $398.8 million, compared to $365.9 million for the first six months of fiscal 2017.  The increase in sales reflected sales growth in the U.K., Europe and Asia Pacific markets, and benefits from recently completed acquisitions. Changes in foreign currency exchange rates also had a favorable impact of $18.6 million on the segment's sales compared to the prior year. These increases were partially offset by slower brand market conditions in the U.S. and the divestiture of a small business in the U.K. Memorialization segment sales for the first six months of fiscal 2018 were $313.6 million, compared to $307.7 million for the first six months of fiscal 2017.  The sales increase reflected higher sales of cremation equipment and the benefits of recently completed acquisitions, partially offset by lower unit sales of memorials and caskets. Changes in foreign currency exchange rates also had a favorable impact of $2.3 million on the segment's sales compared to the prior year. Industrial Technologies segment sales were $71.1 million for the first six months of fiscal 2018, compared to $56.3 million for the first six months of fiscal 2017. The increase reflected higher sales of marking products, fulfillment systems, and OEM solutions, and benefits from recently completed acquisitions. Changes in foreign currency exchange rates also had a favorable impact of $1.3 million on the segment's sales compared to the prior year.

Gross profit for the six months ended March 31, 2018 was $280.7 million, compared to $265.7 million for the same period a year ago.  Consolidated gross profit as a percent of sales was 35.8% and 36.4% for the first six months of fiscal 2018 and fiscal 2017, respectively.   The increase in gross profit primarily reflected the impact of higher sales, including recent acquisitions, the benefits of productivity initiatives, and realization of acquisition synergies. These increases were partially offset by lower U.S. sales (excluding acquisitions) in the SGK Brand Solutions and Memorialization segments. Fiscal 2017 gross profit also included an expense of $1.8 million for the write-off of inventory step-up value related to fiscal 2017 acquisitions.

Selling and administrative expenses (including intangible amortization) for the six months ended March 31, 2018 were $233.0 million, compared to $219.8 million for the first six months of fiscal 2017.  Consolidated selling and administrative expenses, as a percent of sales, were 29.7% for the six months ended March 31, 2018, compared to 30.1% for the same period last year.  The increase in selling and administrative expenses reflected the impact of recently completed acquisitions, including $4.0 million of incremental intangible asset amortization recognized in fiscal 2018, partially offset by the benefits from cost reduction initiatives, including acquisition-integration synergies. Selling and administrative expenses also included acquisition integration and related systems-integration costs, and other charges primarily in connection with cost reduction initiatives totaling $12.7 million in fiscal 2018, compared to $16.1 million in fiscal 2017.

Operating profit for the six months ended March 31, 2018 was $47.7 million, compared to $45.9 million for the six months ended March 31, 2017.  The SGK Brand Solutions segment operating profit for the first six months of fiscal 2018 was $8.2 million, compared to $8.6 million for the same period a year ago.  The decrease in segment operating profit reflected lower sales (excluding acquisitions) in North America, and an increase of $2.3 million in intangible asset amortization related to recently completed acquisitions, partially offset by the favorable impact of changes in foreign currencies against the U.S. dollar of approximately $1.4 million. Additionally, fiscal 2018 operating profit for the SGK Brand Solutions segment included acquisition integration costs and other charges totaling $10.3 million, compared to $13.1 million in fiscal 2017. Memorialization segment operating profit for the first six months of fiscal 2018 was $38.4 million, compared to $37.3 million for the first six months of fiscal 2017.  The increase in segment operating profit reflected higher cremation equipment sales, the benefits from recently completed acquisitions, and the favorable impact of acquisition synergies and other productivity initiatives. These increases were partially offset by higher material costs, $516,000 of incremental intangible asset amortization from recent acquisitions, and the impact of lower memorial and casket sales volume. Fiscal 2018 operating profit for the Memorialization segment also included acquisition integration costs and other charges totaling $2.6 million, compared to $4.7 million in fiscal 2017. Operating profit for the Industrial Technologies segment for the six months ended March 31, 2018 was $1.1 million, compared to $35,000 for the same period a year ago. The increase in segment operating profit reflected higher sales of marking products, fulfillment systems, and OEM solutions, and the benefits from recently completed acquisitions. These increases were partially offset by higher investments in the segment's product development, and $1.2 million of incremental intangible asset amortization related to recently completed acquisitions.

Investment income was $393,000 for the six months ended March 31, 2018, compared to $1.1 million for the six months ended March 31, 2017. The decrease reflected lower rates of return on investments held in trust for certain of the Company's benefit plans.  Interest expense for the first six months of fiscal 2018 was $17.1 million, compared to $12.8 million for the same period last year.  The increase in interest expense reflected an increase in average borrowing levels, primarily related to acquisitions, higher average interest rates in the current fiscal year, and incremental financing costs associated with the 5.25% Senior Notes (see "Liquidity and Capital Resources" below).  Other income and deductions, net, for the six months ended March 31, 2018 represented a decrease in pre-tax income of $830,000, compared to a decrease in pre-tax income of $708,000 for the same period last year.  Other income and deductions generally include banking-related fees and the impact of currency gains and losses on certain intercompany debt and foreign denominated cash balances.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

The Company's consolidated income taxes for the six months ended March 31, 2018 were a benefit of $23.0 million, compared to income tax expense of $8.5 million for the first six months of fiscal 2017. The differences between the Company's fiscal 2018 effective tax rate and the fiscal 2017 effective tax rate, as well as the Company’s fiscal 2018 blended U.S. Federal statutory rate of 24.5%, primarily resulted from the impacts of the U.S. Tax Cuts and Jobs Act (the “Act”) which was enacted on December 22, 2017. The Act reduces the U.S. federal corporate tax rate from 35.0% to 21.0% effective January 1, 2018, which results in a blended U.S. statutory tax rate of 24.5% for the Company in fiscal 2018. The Act also requires a one-time transition tax on earnings of certain foreign subsidiaries that were previously deferred, and creates new taxes on certain foreign-sourced earnings. At March 31, 2018, the Company has not finalized its accounting for the tax effects of the Act; however, management has made a reasonable estimate of the effects on existing deferred tax balances and has recorded an estimated amount for its one-time transition tax. For the items for which the Company was able to determine a reasonable estimate, a provisional net tax benefit of $29.9 million was recognized, which is included entirely as a component of income tax benefit (provision) for the six months ended March 31, 2018. Refer to Note 10, “Income Taxes” in Item 1 - “Financial Statements” for further details regarding income taxes.

Net losses attributable to noncontrolling interests were $132,000 for the six months ended March 31, 2018, compared to $166,000 for the same period a year ago.  The net losses attributable to noncontrolling interests primarily reflected losses in less than wholly-owned Memorialization and Industrial Technologies businesses.

LIQUIDITY AND CAPITAL RESOURCES:

Net cash provided by operating activities was $56.3 million for the first six months of fiscal 2018, compared to $44.3 million for the first six months of fiscal 2017.  Operating cash flow for both periods reflected net income adjusted for deferred taxes, depreciation, amortization, stock-based compensation expense and non-cash pension expense.  Net changes in working capital items, which reflected increases in accounts receivable, inventory and other current liabilities, and changes in other accounts, resulted in a use of working capital of approximately $7.8 million in fiscal 2018. Net changes in working capital items, which reflected decreases in accounts receivable, increases in inventory and changes in other accounts, resulted in a use of working capital of approximately $5.1 million in fiscal 2017.

Cash used in investing activities was $151.6 million for the six months ended March 31, 2018, compared to $104.9 million for the six months ended March 31, 2017.  Investing activities for the first six months of fiscal 2018 primarily reflected capital expenditures of $21.9 million, acquisition payments (net of cash acquired or received from sellers) totaling $119.7 million, and the purchase of an investment for $11.7 million.  Investing activities for the first six months of fiscal 2017 primarily reflected capital expenditures of $13.3 million, and acquisition payments (net of cash acquired or received from sellers) of $92.6 million.

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

Cash provided by financing activities for the six months ended March 31, 2018 was $101.7 million, primarily reflecting proceeds, net of repayments, on long-term debt of $132.1 million, treasury stock purchases of $18.3 million, and dividends of $12.1 million to the Company's shareholders.  Cash provided by financing activities for the six months ended March 31, 2017 was $50.5 million, primarily reflecting proceeds, net of repayments, on long-term debt of $70.5 million, treasury stock purchases of $9.2 million, and dividends of $10.8 million to the Company's shareholders.

The Company has a domestic credit facility with a syndicate of financial institutions that includes a $900.0 million senior secured revolving credit facility and a $250.0 million senior secured amortizing term loan. The term loan requires scheduled principal payments of 5.0% of the outstanding principal in year one, 7.5% in year two, and 10.0% in years three through five, payable in quarterly installments.  The balance of the revolving credit facility and the term loan are due on the maturity date of April 26, 2021. Borrowings under both the revolving credit facility and the term loan bear interest at LIBOR plus a factor ranging from 0.75% to 2.00% (1.25% at March 31, 2018) based on the Company's secured leverage ratio.  The secured leverage ratio is defined as net secured indebtedness divided by adjusted EBITDA (earnings before interest, taxes, depreciation and amortization).  The Company is required to pay an annual commitment fee ranging from 0.15% to 0.25% (based on the Company's leverage ratio) of the unused portion of the revolving credit facility.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

The domestic credit facility requires the Company to maintain certain leverage and interest coverage ratios. A portion of the facility (not to exceed $35.0 million) is available for the issuance of trade and standby letters of credit. Outstanding borrowings on the revolving credit facility at March 31, 2018 and September 30, 2017 were $386.0 million and $525.0 million, respectively. Outstanding borrowings on the term loan at March 31, 2018 and September 30, 2017 were $222.9 million and $232.5 million, respectively. The weighted-average interest rate on outstanding borrowings for the domestic credit facility (including the effects of interest rate swaps) at March 31, 2018 and March 31, 2017 was 2.68% and 2.70%, respectively.

In December 2017, the Company issued $300.0 million aggregate principal amount of 5.25% senior unsecured notes due December 1, 2025 (the "2025 Senior Notes"). The 2025 Senior Notes bear interest at a rate of 5.25% per annum with interest payable semi-annually in arrears on June 1 and December 1 of each year beginning on June 1, 2018. The Company's obligations under the 2025 Senior Notes are guaranteed by certain of the Company's direct and indirect wholly-owned domestic subsidiaries. The Company is subject to certain covenants and other restrictions in connection with the 2025 Senior Notes. The proceeds from the 2025 Senior Notes were used primarily to reduce indebtedness under the Company's domestic credit facility. The Company incurred direct financing fees and costs in connection with 2025 Senior Notes of $4.1 million, which are being deferred and amortized over the term of the 2025 Senior Notes.

The Company has a $115.0 million accounts receivable securitization facility (the "Securitization Facility") with certain financial institutions. The Securitization Facility, which had an original maturity date of April 4, 2019, was amended subsequent to the end of the Company's fiscal second quarter, to extend the maturity date until April 11, 2020. Under the Securitization Facility, the Company and certain of its domestic subsidiaries sell, on a continuous basis without recourse, their trade receivables to Matthews Receivables Funding Corporation, LLC (“Matthews RFC”), a wholly-owned bankruptcy-remote subsidiary of the Company. Matthews RFC in turn assigns a collateral interest in these receivables to certain financial institutions, and then may borrow funds under the Securitization Facility. The Securitization Facility does not qualify for sale treatment. Accordingly, the trade receivables and related debt obligations remain on the Company's Consolidated Balance Sheet. Borrowings under the Securitization Facility bear interest at LIBOR plus 0.75%. The Company is required to pay an annual commitment fee ranging from 0.25% to 0.35% of the unused portion of the Securitization Facility. Outstanding borrowings under the Securitization Facility at March 31, 2018 and September 30, 2017 were $99.6 million and $95.8 million, respectively. At March 31, 2018, the interest rate on borrowings under this facility was 2.63%.

The following table presents information related to interest rate contracts entered into by the Company and designated as cash flow hedges (dollar amounts in thousands):

	March 31, 2018	September 30, 2017
Pay fixed swaps - notional amount	$404,688	$414,063
Net unrealized gain	$9,912	$3,959
Weighted-average maturity period (years)	2.8	3.3
Weighted-average received rate	1.88%	1.23%
Weighted-average pay rate	1.35%	1.34%

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

The fair value of the interest rate swaps reflected an unrealized gain of $9.9 million ($6.4 million after tax) at March 31, 2018 and an unrealized gain, net of unrealized losses, of $4.0 million ($2.4 million after tax) at September 30, 2017. The net unrealized gain is included in shareholders' equity as part of accumulated other comprehensive income ("AOCI").  Assuming market rates remain constant with the rates at March 31, 2018, a gain (net of tax) of approximately $1.1 million included in AOCI is expected to be recognized in earnings over the next twelve months.

The Company, through certain of its European subsidiaries, has a credit facility with a European bank, which is guaranteed by Matthews International Corporation.  The maximum amount of borrowing available under this facility is €35.0 million ($43.1 million).  The credit facility matures in December 2018 and the Company intends to extend this facility. Outstanding borrowings under the credit facility totaled €12.4 million ($15.2 million) and €22.1 million ($26.1 million) at March 31, 2018 and September 30, 2017, respectively. The weighted-average interest rate on outstanding borrowings under this facility at March 31, 2018 and 2017 was 1.75%.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

The Company’s German subsidiary, Matthews Europe GmbH & Co. KG, has €15.0 million ($18.5 million) of senior unsecured notes with European banks.  The notes are guaranteed by Matthews International Corporation and mature in November 2019.  A portion of the notes (€5.0 million) have a fixed interest rate of 1.40%, and the remainder bear interest at Euro LIBOR plus 1.40%.  The weighted-average interest rate on the notes at March 31, 2018 and 2017 was 1.40%.

The Company, through its Italian subsidiary, Matthews International S.p.A., has several loans with various Italian banks.  Outstanding borrowings on these loans totaled €1.2 million ($1.4 million) and €2.6 million ($3.1 million) at March 31, 2018 and September 30, 2017, respectively.  The maturity dates for these loans range from January 2018 through November 2019. Matthews International S.p.A. also has multiple on-demand lines of credit totaling €11.3 million ($14.0 million) with the same Italian banks.  Outstanding borrowings on these lines were €268,000 ($330,000) and €4.0 million ($4.7 million) at March 31, 2018 and September 30, 2017, respectively.  The weighted-average interest rate on outstanding Matthews International S.p.A. borrowings at March 31, 2018 and 2017 was 2.23% and 2.31%, respectively.

Other debt totaled $918,000 and $1.0 million at March 31, 2018 and September 30, 2017, respectively. The weighted-average interest rate on these outstanding borrowings was 2.82% and 2.39% at March 31, 2018 and 2017, respectively. The Company was in compliance with all of its debt covenants as of March 31, 2018.

In September 2014, a claim was filed seeking to draw upon a letter of credit issued by the Company of £8.6 million ($12.0 million at March 31, 2018) with respect to a performance guarantee on a project in Saudi Arabia. Management assessed the customer's demand to be without merit and initiated an action with the court in the United Kingdom (the "Court"). Pursuant to this action, an order was issued by the Court in January 2015 requiring that, upon receipt by the customer, the funds were to be remitted by the customer to the Court pending resolution of the dispute between the parties. As a result, the Company made payment on the draw to the financial institution for the letter of credit and the funds were ultimately received by the customer. The customer did not remit the funds to the Court as ordered. On June 14, 2016, the Court ruled completely in favor of Matthews following a trial on the merits. However, as the customer has neither yet remitted the funds nor complied with the final, un-appealed orders of the Court, it is possible the resolution of this matter could have an unfavorable financial impact on Matthews’ results of operations. The Company has determined that resolution of this matter may take an extended period of time and therefore has classified the funded letter of credit within other assets on the Consolidated Balance Sheets as of March 31, 2018 and September 30, 2017. The Company will continue to assess collectability related to this matter as facts and circumstances evolve.

The Company has a stock repurchase program.  Under the current authorization, the Company's Board of Directors has authorized the repurchase of a total of 5,000,000 shares of Matthews' common stock under the program, of which 1,479,760 shares remain available for repurchase as of March 31, 2018.  The buy-back program is designed to increase shareholder value, enlarge the Company's holdings of its common stock, and add to earnings per share.  Repurchased shares may be retained in treasury, utilized for acquisitions, or reissued to employees or other purchasers, subject to the restrictions set forth in the Company's Restated Articles of Incorporation.

Consolidated working capital of the Company was $336.3 million at March 31, 2018, compared to $309.9 million at September 30, 2017.  Cash and cash equivalents were $64.8 million at March 31, 2018, compared to $57.5 million at September 30, 2017.  The Company's current ratio was 2.1 at March 31, 2018 and September 30, 2017.

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

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

At March 31, 2018, an accrual of approximately $2.6 million had been recorded for environmental remediation (of which $750,000 was classified in other current liabilities), representing management's best estimate of the probable and reasonably estimable costs of known remediation obligations for one of the Company's subsidiaries.  The accrual does not consider the effects of inflation and anticipated expenditures are not discounted to their present value.  Changes in the accrued environmental remediation obligation from the prior fiscal year reflect payments charged against the accrual. While final resolution of these contingencies could result in costs different than current accruals, management believes the ultimate outcome will not have a significant effect on the Company's consolidated results of operations or financial position.

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

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

LONG-TERM CONTRACTUAL OBLIGATIONS AND COMMITMENTS:

The following table summarizes the Company's contractual obligations at March 31, 2018, and the effect such obligations are expected to have on its liquidity and cash flows in future periods.

	Payments due in fiscal year:
	Total	2018 Remainder	2019 to 2020	2021 to 2022	After 2022
Contractual Cash Obligations:	(Dollar amounts in thousands)
Revolving credit facilities	$401,236	$—	$15,236	$386,000	$—
Securitization Facility	99,600	—	99,600	—	—
Senior secured term loan	222,944	10,368	50,000	162,576	—
2025 Senior Notes	422,039	7,875	31,500	31,500	351,164
Notes payable to banks	21,031	848	20,183	—	—
Short-term borrowings	330	330	—	—	—
Capital lease obligations	6,475	666	1,746	1,237	2,826
Non-cancelable operating leases	78,790	12,005	35,027	18,072	13,686
Other	15,408	3,082	6,163	6,163	—

Total contractual cash obligations	$1,267,853	$35,174	$259,455	$605,548	$367,676

A significant portion of the loans included in the table above bear interest at variable rates.  At March 31, 2018, the weighted-average interest rate was 2.68% on the Company's domestic credit facility, 2.63% on the Company's Securitization Facility, 1.75% on the credit facility through the Company's European subsidiaries, 1.40% on notes issued by the Company's wholly-owned subsidiary, Matthews Europe GmbH & Co. KG, 2.23% on bank loans to the Company's wholly-owned subsidiary, Matthews International S.p.A, and 2.82% on other outstanding debt.

Benefit payments under the Company's principal retirement plan are made from plan assets, while benefit payments under the supplemental retirement plan and postretirement benefit plan are funded from the Company's operating cash.  The Company is not required to make any significant contributions to its principal retirement plan in fiscal 2018.  During the six months ended March 31, 2018 contributions of $369,000 and $862,000 were made under the supplemental retirement plan and postretirement plan, respectively. In April 2018, subsequent to the end of the second fiscal quarter, the Company made a $10.0 million cash contribution to its principal retirement plan. The Company currently anticipates contributing an additional $396,000 and $182,000 under the supplemental retirement plan and postretirement plan, respectively, for the remainder of fiscal 2018.

Unrecognized tax benefits are positions taken, or expected to be taken, on an income tax return that may result in additional payments to tax authorities.  If a tax authority agrees with the tax position taken, or expected to be taken, or the applicable statute of limitations expires, then additional payments will not be necessary.  As of March 31, 2018, the Company had unrecognized tax benefits, excluding penalties and interest, of approximately $8.1 million.  The timing of potential future payments related to the unrecognized tax benefits is not presently determinable. The Company believes that its current liquidity sources, combined with its operating cash flow and borrowing capacity, will be sufficient to meet its capital needs for the foreseeable future.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

Refer to Note 2, "Basis of Presentation" in Item 1 - "Financial Statements," for further details on recently issued accounting pronouncements.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk:

There have been no material changes in the Company’s market risk during the three and six months ended March 31, 2018. For additional information see Item 7A - "Quantitative and Qualitative Disclosures About Market Risk" in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2017.

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

Management, under the supervision and with the participation of our Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures in effect as of March 31, 2018. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2018, the Company's disclosure controls and procedures were effective to provide reasonable assurance that material information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, and that such information is recorded, summarized and properly reported within the appropriate time period, relating to the Company and its consolidated subsidiaries, required to be included in the Exchange Act reports, including this Quarterly Report on Form 10-Q.

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

Other than changes with respect to the SAP implementation described above, there have been no changes in the Company's internal controls over financial reporting that occurred during the fiscal quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

Item 2. Unrecognized Sales of Equity Securities and Use of Proceeds

Stock Repurchase Plan

The Company has a stock repurchase program.  The buy-back program is designed to increase shareholder value, enlarge the Company's holdings of its common stock, and add to earnings per share.  Repurchased shares may be retained in treasury, utilized for acquisitions, or reissued to employees or other purchasers, subject to the restrictions of the Company's Restated Articles of Incorporation.  Under the current authorization, the Company's Board of Directors had authorized the repurchase of a total of 5,000,000 shares of Matthews' common stock under the program, of which 1,479,760 shares remain available for repurchase as of March 31, 2018.

The following table shows the monthly fiscal 2018 stock repurchase activity:

Period	Total number of shares purchased	Weighted-average price paid per share	Total number of shares purchased as part of a publicly announced plan	Maximum number of shares that may yet be purchased under the plan
October 2017	—	$—	—	1,816,146
November 2017	75,078	58.27	75,078	1,741,068
December 2017	687	58.64	687	1,740,381
January 2018	61,406	56.29	61,406	1,678,975
February 2018	130,000	52.97	130,000	1,548,975
March 2018	69,215	51.25	69,215	1,479,760
Total	336,386	$54.42	336,386

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

MATTHEWS INTERNATIONAL CORPORATION
(Registrant)

Date:	May 1, 2018	By: /s/ Joseph C. Bartolacci
Joseph C. Bartolacci, President
and Chief Executive Officer

Date:	May 1, 2018	By: /s/ Steven F. Nicola
Steven F. Nicola, Chief Financial Officer
and Secretary