Form 10-K
period 2018-09-30
MATTHEWS INTERNATIONAL CORP
filed 2018-11-20
CIK 63296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
__________________________________________________________________________________________________________________________
FORM 10‑K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended September 30, 2018
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
Yes ☒                No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
 Yes ☐                No ☒
The aggregate market value of the Class A Common Stock held by non-affiliates of the registrant, based upon the closing sale price of the Class A Common Stock on the Nasdaq Global Select Market on March 31, 2018, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $1.6 billion.
As of October 31, 2018, shares of common stock outstanding were: Class A Common Stock 32,073,394 shares.
Documents incorporated by reference: Specified portions of the Proxy Statement for the 2019 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION:

Any forward-looking statements contained in this Annual Report on Form 10-K (including, but not limited to, those contained in Item 1, "Business," Item 1A, "Risk Factors" and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations") are included in this report pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements involve known and unknown risks and uncertainties that may cause the actual results of Matthews International Corporation ("Matthews" or the "Company") in future periods to be materially different from management's expectations.  Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove correct.  In addition to the risk factors previously disclosed and those discussed elsewhere in this Annual Report on Form 10-K, factors that could cause the Company's results to differ materially from the results discussed in such forward-looking statements principally include changes in domestic or international economic conditions, changes in foreign currency exchange rates, changes in the cost of materials used in the manufacture of the Company's products, changes in mortality and cremation rates, changes in product demand or pricing as a result of consolidation in the industries in which the Company operates, changes in product demand or pricing as a result of domestic or international competitive pressures, unknown risks in connection with the Company's acquisitions, cybersecurity concerns, effectiveness of the Company's internal controls, compliance with domestic and foreign laws and regulations, technological factors beyond the Company's control, and other factors described in Item 1A, "Risk Factors" in this Form 10-K.  In addition, although the Company does not have any customers that would be considered individually significant to consolidated sales, changes in the distribution of the Company's products or the potential loss of one or more of the Company's larger customers are also considered risk factors.

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

At October 31, 2018, the Company and its majority-owned subsidiaries had approximately 11,000 employees. The Company's principal executive offices are located at Two NorthShore Center, Pittsburgh, Pennsylvania 15212, its telephone number is (412) 442-8200 and its website is www.matw.com.  The Company files or furnishes all required reports with the Securities and Exchange Commission ("SEC") in accordance with the Exchange Act.  The Company's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports are available free of charge on the Company's website as soon as reasonably practicable after being filed or furnished to the SEC. The Company's reports filed or furnished with the SEC, including exhibits attached to such reports, are also available to read and copy at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 or by contacting the SEC at 1-800-732-0330.  All Company reports filed with or furnished to the SEC can be found on its website at www.sec.gov.

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

ITEM 1.        BUSINESS, (continued)

	Years Ended September 30,
	2018	2017	2016
	(Amounts in thousands)
Sales to unaffiliated customers:
SGK Brand Solutions	$805,274	$770,181	$755,975
Memorialization	631,392	615,882	610,142
Industrial Technologies	165,914	129,545	114,347
Consolidated	$1,602,580	$1,515,608	$1,480,464
Operating profit:
SGK Brand Solutions	$35,443	$24,919	$42,909
Memorialization	86,370	80,652	68,252
Industrial Technologies	11,021	7,032	7,654
Consolidated	$132,834	$112,603	$118,815

In fiscal 2018, approximately 67% of the Company's sales were made from North America, 28% were made from Europe, 3% were made from Asia, and 2% were made from other regions. For further information on segments, see Note 18, "Segment Information" in Item 8 - "Financial Statements and Supplementary Data" on page 69 of this Report. Products and services of the SGK Brand Solutions segment are sold throughout the world, with principal locations in North America, Europe and Asia.  Memorialization segment products are sold throughout the world, with the segment's principal operations located in North America, Europe, and Australia.  The Industrial Technologies segment sells equipment and consumables directly to industrial consumers and distributors in North America and internationally through the Company's subsidiaries in Sweden, Germany and China, and other foreign distributors.  Matthews owns a minority interest in Industrial Technologies product distributors in Asia, Australia and Europe.

SGK Brand Solutions:

The SGK Brand Solutions segment provides both integrated and stand-alone products, services and solutions designed to help companies market their brands more efficiently. The value in these products and services ranges from helping companies deliver new product innovations to market in order to address consumer demand; to connecting product packaging to digital brand experiences off-shelf to provide the consumer with a more engaging and connected brand experience - all of which helps marketers grow their businesses.

The segment’s principal products, services and solutions include: 1) brand development and graphic design, 2) brand deployment and activation, 3) brand delivery, 4) consulting and 5) digital tools.

Brand development and graphic design: This business creates visual intellectual properties, packaging and content that helps clients differentiate their brands in the marketplace and appeal to consumer targets.
Brand deployment and activation: This business supports in-store promotion of its client’s brands through the design and production of merchandising exhibits and shopper experiences and across digital and printed media channels to drive consumer interest, engagement and sales.
Brand delivery: This business produces digital packaging artwork files, pre-media graphics services for print and digital channels, and image carriers such as printing plates and gravure cylinders.
Consulting: This business advises brand owners on workflow best practices, management and technologies, and printing quality, measurement and consistency.
Digital tools: This business develops digital tools that deliver connectivity, efficiency and insights about its packaging and marketing operations to clients.

ITEM 1.        BUSINESS, (continued)

The SGK Brand Solutions segment’s principal clients are global, multinational and regional companies in highly-regulated industries such as food and beverage, pharmaceutical and healthcare, beauty and cosmetics, and alcohol and tobacco. The segment also serves clients in a diverse range of sectors which includes leaders in home improvement, personal care, technology and electronics, snack food and confections, telecommunications, and apparel, as well as a diverse range of shopping formats which include: big-box stores, department stores, specialty stores, grocery stores, pharmacy chains, and online retailers. These large, well-known companies represent numerous brands with numerous packaging and marketing requirements. The segment also includes global packaging industry converters as clients to which it supplies printing tools and files.

The segment’s products, services and solutions are purchased in part or whole by companies with operations in and/or across the North America, Europe and Asia regions. A large portion of these purchases result in annual or multi-year contracts; others are initiative-based. The segment generates new business opportunities through referrals and relationships, marketing and lead generation and select industry partnerships. The Company has many long-standing relationships among its client base that span decades and has new relationships with well-known global technology companies that are driving change in how consumers engage with brands and use devices like smartphones to shop and buy online and in-store.

Major raw materials for this segment’s products include photopolymers, steel, copper, film, wood, particleboard, corrugated materials, structural steel, plastic, laminates, inks and graphic art supplies. All such materials are presently available in adequate supply from various industry sources.

The combination of the segment’s businesses in North America, Europe and Asia is an important part of Matthews’ strategy to be a world leader in the packaging and marketing content industry by providing graphics-related products, services and solutions that help companies scale the creation and production of their brand content globally as efficiently as possible. Competition is on the basis of product quality, timeliness of delivery and price, and increasingly, the ability to provide a holistic solution for brand content beyond its use for packaging, while at the same time elevating the role of packaging in the marketing mix.

The segment competes in an industry that is constantly challenged by emerging technologies that impact packaging and marketing. These challenges can create new opportunities for the segment to create, produce and manage large volumes of brand content. They also provide the segment with opportunities to advise its clients on how to plan for, manage and execute the digital transformation of their packaging and marketing operations. The SGK Brand Solutions segment’s more than 100 years in the packaging business is comprised of a broad technical expertise relating to the creation and production of graphics, their workflows and best practices for the packaging marketing channel. This combination of knowledge, experience and skill helps the SGK Brand Solutions segment differentiate itself from competitors by enabling it to provide a better overall experience to its clients with the ability to quickly scale its packaging and content requirements globally.

Memorialization:

The Memorialization segment manufactures and markets a full line of memorialization products used primarily in cemeteries, funeral homes and crematories. The segment's products, which are sold principally in North America, Europe and Australia, include cast bronze memorials, granite memorials, caskets, cremation equipment and other memorialization products.  The segment also manufactures and markets architectural products that are used to identify or commemorate people, places, events and accomplishments.

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

The Memorialization segment also produces casket components.  Casket components include stamped metal parts, metal locking mechanisms for gasketed metal caskets, adjustable beds and interior panels.  Metal casket parts are produced by stamping cold-rolled steel, stainless steel, copper and bronze sheets into casket component parts.  Locking mechanisms and adjustable beds are produced by stamping and assembling a variety of steel parts.  The segment purchases from sawmills and lumber distributors various species of uncured wood, which it dries and cures.  The cured wood is processed into casket components.

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

The Company competes with several manufacturers in the cremation and accessory equipment market principally on the basis of product design, quality and price.  The Memorialization segment and its three largest global competitors account for a substantial portion of the United States and European cremation equipment market.

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

BACKLOG:

Because the nature of the Company's SGK Brand Solutions, Memorialization and Industrial Technologies businesses are primarily custom products made to order and services with short lead times, backlogs are not generally material except for rotogravure engineering projects in the SGK Brand Solutions segment, mausoleums and cremation equipment in the Memorialization segment and industrial automation and order fulfillment systems in the Industrial Technologies segment.  Backlogs vary in a range of approximately six to twelve months of sales for rotogravure engineering projects and mausoleums. Cremation equipment sales backlogs vary in a range of eight to ten months of sales.  Backlogs for Industrial Technologies segment sales generally vary in a range of up to four weeks for standard products and eighteen weeks for custom systems.  The Company's current backlog is expected to be substantially filled in fiscal 2019.

REGULATORY MATTERS:

The Company's operations are subject to various federal, state and local laws and regulations relating to the protection of the environment. The Company is party to various environmental matters which include obligations to investigate and mitigate the effects on the environment of certain materials at various operating and non-operating sites.  The Company is currently performing environmental assessments and remediation at these sites, as appropriate. Refer to Note 16, "Environmental Matters" in Item 8 - "Financial Statements and Supplementary Data," for further details.

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

Foreign Operations.  The Company conducts business in more than 25 countries around the world, and in fiscal 2018 approximately 36% of the Company's sales to external customers were to customers outside the United States. In addition, the Company's manufacturing operations, suppliers and employees are located in many places around the world.  As such, the Company's future success depends in part on its ability to grow sales in non-U.S. markets. Sales and operations outside of the United States are subject to certain inherent risks, including fluctuations in the value of the U.S. dollar relative to foreign currencies, global economic uncertainties, tariffs, quotas, taxes and other market barriers, political and economic instability, restrictions on the export or import of technology, potentially limited intellectual property protection, difficulties in staffing and managing international operations, potentially adverse tax consequences, and required compliance with non-U.S. laws and regulations.

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

Increased Prices for Raw Materials.  The Company's profitability is affected by the prices of the raw materials used in the manufacture of its products.  These prices may fluctuate based on a number of factors, including changes in supply and demand, domestic and global economic conditions, volatility in commodity markets, currency exchange rates, labor costs, tariffs and fuel-related costs.  If suppliers increase the price of critical raw materials, alternative sources of supply, or alternative materials, may not exist or be readily available.

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

Changes in Laws and Regulations Governing Data Privacy and Data Protection.  The Company is subject to many data privacy, data protection, and data breach notification laws, including the European Union General Data Protection Regulation (the “GDPR”), which became effective in May of 2018.  The GDPR contains numerous requirements, including more robust obligations and increased documentation requirements for data protection compliance programs by companies. Complying with the GDPR may cause the Company to incur substantial operational costs or require the Company to change its business practices.   The Company’s measures to assess the requirements of, and to comply with, the GDPR, as well as new and existing data-related laws and regulations of other jurisdictions, could be challenged, including by authorities that regulate data-related compliance.  The Company’s ongoing compliance measures could result in the incurrence of significant expense in facilitating and responding to regulatory investigations, and if the measures initiated by the Company are deemed to be inadequate, the Company could be subject to enforcement actions that may require operational changes, fines, penalties or damages, which could have an adverse impact on the Company’s business or results of operations.

Changes in Tax Rules. The enactment of the U.S. Tax Cuts and Jobs Act (the “Act”) in December 2017 significantly affected U.S. tax law by changing how the U.S. imposes tax on multinational corporations. The U.S. Department of Treasury has broad authority under the Act to issue regulations and interpretive guidance. The Company has applied available guidance to estimate its tax obligations, but new guidance issued by the U.S. Treasury Department may cause the Company to make adjustments to its tax estimates in future periods.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2.        PROPERTIES, (continued)

ITEM 2.  PROPERTIES.

Principal properties of the Company and its majority-owned subsidiaries as of October 31, 2018 were as follows (properties are owned by the Company except as noted):

Location	Description of Property

SGK Brand Solutions:
Antwerp, Belgium	Manufacturing
Battle Creek, MI	Operating facility	(1)
Chennai, India	Operating facility	(1)
Chicago, IL	Operating facilities	(1)
Cincinnati, OH	Operating facility	(1)
Cleckheaton, England	Operating facility	(1)
Des Plaines, IL	Operating facility	(1)
Dachnow, Poland	Manufacturing
Gateshead, England	Operating facility	(1)
East Butler, PA	Manufacturing
Goslar, Germany	Manufacturing	(1)
Grenzach-Wyhlen, Germany	Manufacturing
Istanbul, Turkey	Manufacturing	(1)
Izmir, Turkey	Manufacturing
Jülich, Germany	Manufacturing
Kempen, Germany	Manufacturing	(1)
Manchester, England	Manufacturing	(1)
Marietta, GA	Manufacturing
Minneapolis, MN	Operating facility
Mississauga, Canada	Operating facility	(1)
Mönchengladbach, Germany	Manufacturing
Mönchengladbach, Germany	Manufacturing	(1)
Munich, Germany	Manufacturing	(1)
New Berlin, WI	Manufacturing	(1)
Novgorod, Russia	Manufacturing
Nuremberg, Germany	Manufacturing	(1)
Penang, Malaysia	Operating facility
Portland, OR	Operating facility	(1)
Queretaro, Mexico	Operating facility
Redmond, WA	Operating facility	(1)
St. Louis, MO	Manufacturing
San Francisco, CA	Operating facility	(1)
Shanghai, China	Operating facilities	(1)
Shenzhen, China	Operating facility	(1)

ITEM 2.        PROPERTIES, (continued)

Location	Description of Property

SGK Brand Solutions, (continued):
Tarnowo Podgorne, Poland	Manufacturing	(1)
Tualatin, OR	Manufacturing	(1)
Vreden, Germany	Manufacturing
Vreden, Germany	Manufacturing
Vreden, Germany	Operating facility
Wilsonville, OR	Operating facility	(1)

Memorialization (2):
Pittsburgh, PA	Manufacturing / Division Offices
Pittsburgh, PA	Division Offices	(1)
Apopka, FL	Manufacturing / Division Offices
Apopka, FL	Operating facility
Aurora, IN	Manufacturing
Bristol, TN	Distribution
Colorno, Italy	Manufacturing	(1)
Dallas, TX	Distribution Hub	(1)
Dandenong, Australia	Manufacturing	(1)
Dewy Rose, GA	Manufacturing
Edmunston, Canada	Manufacturing
Elberton, GA	Manufacturing	(1)
Elberton, GA	Manufacturing
Fontana, CA	Distribution Hub	(1)
Harrisburg, PA	Distribution Hub	(1)
Hyde, England	Manufacturing	(1)
Indianapolis, IN	Distribution Hub	(1)
Kingwood, WV	Manufacturing
Monterrey, Mexico	Manufacturing	(1)
Richmond, IN	Manufacturing	(1)
Richmond, IN	Manufacturing
Searcy, AR	Manufacturing
Stone Mountain, GA	Distribution Hub	(1)
Udine, Italy	Manufacturing	(1)
Vestone, Italy	Manufacturing	(1)
West Point, MS	Distribution
Whittier, CA	Manufacturing	(1)
York, PA	Manufacturing

ITEM 2.        PROPERTIES, (continued)

Location	Description of Property

Industrial Technologies:
Pittsburgh, PA	Manufacturing / Division Offices
Cincinnati, OH	Manufacturing	(1)
Cincinnati, OH	Manufacturing
Gothenburg, Sweden	Manufacturing / Distribution	(1)
Lima, Costa Rica	Manufacturing	(1)
Pewaukee, WI	Manufacturing	(1)
Tianjin City, China	Manufacturing	(1)
Wilsonville, OR	Manufacturing

Corporate and Administrative Offices:
Pittsburgh, PA	General Offices
Pittsburgh, PA	General Offices
Des Plaines, IL	General Offices

(1)	These properties are leased by the Company under operating lease arrangements.

(2)	In addition to the properties listed, the Memorialization segment leases warehouse facilities totaling approximately 1.0 million square feet in 37 states under operating leases.

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

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

OFFICERS AND EXECUTIVE MANAGEMENT OF THE REGISTRANT

The following information is furnished with respect to officers and executive management as of October 31, 2018:

Name	Age	Positions with Registrant
Joseph C. Bartolacci	58	President and Chief Executive Officer
Gregory S. Babe	61	Chief Technology Officer
Edward M. Brady	60	Chief Information Officer
Marcy L. Campbell	55	Senior Vice President, Human Resources
Brian J. Dunn	61	Executive Vice President, Strategy and Corporate Development
Steven D. Gackenbach	55	Group President, Memorialization
Paul C. Jensen	60	Division President, Industrial Technologies
Gary R. Kohl	55	President, SGK Brand Solutions
Robert M. Marsh	50	Vice President and Treasurer
Steven F. Nicola	58	Chief Financial Officer and Secretary
Paul F. Rahill	61	President, Environmental Solutions Division
David A. Schawk	62	Group President, SGK Brand Solutions
Brian D. Walters	49	Senior Vice President and General Counsel

Joseph C. Bartolacci was appointed President and Chief Executive Officer effective October 2006.

Gregory S. Babe was appointed Chief Technology Officer effective November 2015. Prior thereto, he had been interim Executive Vice President, Global Information Technology and Integration since November 2014 when he joined the Company. Prior to joining the Company, Mr. Babe was President and Chief Executive Officer of Liquid X Printed Metals, Inc. from June 2013 to November 2014.

Edward M. Brady was appointed Chief Information Officer effective January 2016, when he joined the Company. Prior thereto, he was a leader in the Information Technology consulting practice of IBM since June 2006.

Marcy L. Campbell was appointed Senior Vice President, Human Resources effective February 2018.  Prior thereto, Ms. Campbell served as Vice President, Human Resources since November 2014. Prior thereto, she served as Director, Regional Human Resources since January 2013.

Brian J. Dunn was appointed Executive Vice President, Strategy and Corporate Development effective July 2014.  Prior thereto, he served as Group President, Brand Solutions since February 2010.

Steven D. Gackenbach was appointed Group President, Memorialization effective October 31, 2011.

Paul C. Jensen was appointed Division President, Industrial Technologies effective October 1, 2008.

Gary R. Kohl was appointed President, SGK Brand Solutions effective May 2017. Prior thereto, he served as Executive Vice President, SGK Global Business Development since December 2015 when he joined the Company. Prior to joining the Company, Mr. Kohl was the Group Senior Vice President of R. R. Donnelley & Sons Company.

OFFICERS AND EXECUTIVE MANAGEMENT OF THE REGISTRANT, (continued)

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

Brian D. Walters was appointed Senior Vice President and General Counsel effective February 2018. Prior thereto, Mr. Walters served as Vice President and General Counsel since February 2009.

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information:

The authorized common stock of the Company consists of 70,000,000 shares of Class A Common Stock, $1.00 par value.  At September 30, 2018, 32,074,786 shares were outstanding.  The Company's Class A Common Stock is traded on the NASDAQ Global Select Market under the symbol "MATW".  The following table sets forth the high, low and closing prices as reported by Nasdaq for the periods indicated:

	High	Low	Close
Fiscal 2018:
Quarter ended: September 30, 2018	$61.25	$48.76	$50.15
June 30, 2018	60.75	47.70	58.80
March 31, 2018	59.85	49.60	50.60
December 31, 2017	65.10	52.60	52.80
Fiscal 2017:
Quarter ended: September 30, 2017	$66.65	$57.40	$62.25
June 30, 2017	72.60	60.40	61.25
March 31, 2017	77.85	64.45	67.65
December 31, 2016	77.10	57.65	76.85

The Company has a stock repurchase program.  The buy-back program is designed to increase shareholder value, enlarge the Company's holdings of its common stock, and add to earnings per share.  Repurchased shares may be retained in treasury, utilized for acquisitions, or reissued to employees or other purchasers, subject to the restrictions set forth in the Company's Restated Articles of Incorporation. Under the current authorization, the Company's Board of Directors has authorized the repurchase of a total of 5,000,000 shares of Matthews' common stock under the program, of which 1,422,282 shares remain available for repurchase as of September 30, 2018. All purchases of the Company's common stock during fiscal 2018 were part of this repurchase program.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS, (continued)

The following table shows the monthly fiscal 2018 stock repurchase activity:

Period	Total number of shares purchased	Weighted-average price paid per share	Total number of shares purchased as part of a publicly announced plan	Maximum number of shares that may yet be purchased under the plan
October 2017	—	$—	—	1,816,146
November 2017	75,078	58.27	75,078	1,741,068
December 2017	687	58.64	687	1,740,381
January 2018	61,406	56.29	61,406	1,678,975
February 2018	130,000	52.97	130,000	1,548,975
March 2018	69,215	51.25	69,215	1,479,760
April 2018	25,000	48.61	25,000	1,454,760
May 2018	10,452	53.30	10,452	1,444,308
June 2018	282	48.78	282	1,444,026
July 2018	—	—	—	1,444,026
August 2018	—	—	—	1,444,026
September 2018	21,744	50.11	21,744	1,422,282
Total	393,864	$53.78	393,864

Holders:

Based on records available to the Company, the number of record holders of the Company's common stock was 589 at October 31, 2018.

Dividends:

A quarterly dividend of $0.20 per share was declared to shareholders of record on November 26, 2018. The Company paid quarterly dividends of $0.19, $0.17, and $0.15 per share for each of the quarters during fiscal 2018, 2017, and 2016, respectively.

Cash dividends have been paid on common shares in every year for at least the past forty-nine years.  It is the present intention of the Company to continue to pay quarterly cash dividends on its common stock.  However, there is no assurance that dividends will be declared and paid as the declaration and payment of dividends is at the discretion of the Board of Directors of the Company and is dependent upon many factors, including but not limited to the Company's financial condition, results of operations, cash requirements, future prospects and other factors deemed relevant by the Board.

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

COMPARISON OF FIVE-YEAR CUMULATIVE RETURN *
AMONG MATTHEWS INTERNATIONAL CORPORATION,
S&P 500 INDEX, S&P MIDCAP 400 INDEX AND S&P SMALLCAP 600 INDEX

*  Total return assumes dividend reinvestment

Note: Performance graph assumes $100 invested on October 1, 2013 in Matthews International Corporation Common Stock, Standard & Poor's (S&P) 500 Index, S&P MidCap 400 Index and S&P SmallCap 600 Index.  The results are not necessarily indicative of future performance.

ITEM 6.  SELECTED FINANCIAL DATA.

	Years Ended September 30,
	2018(1)	2017(2)	2016(3)	2015(4)	2014(5)
	(Amounts in thousands, except per share data) (Unaudited)
Net sales	$1,602,580	$1,515,608	$1,480,464	$1,426,068	$1,106,597

Operating profit	132,834	112,603	118,815	105,023	81,522

Interest expense	37,427	26,371	24,344	20,610	12,628

Net income attributable to Matthews shareholders	$107,371	$74,368	$66,749	$63,449	$42,625

Earnings per common share:
Basic	$3.39	$2.31	$2.04	$1.93	$1.51
Diluted	3.37	2.28	2.03	1.91	1.49

Weighted-average common
shares outstanding:
Basic	31,674	32,240	32,642	32,939	28,209
Diluted	31,861	32,570	32,904	33,196	28,483

Cash dividends per share	$0.76	$0.68	$0.60	$0.54	$0.46

Total assets	$2,375,485	$2,244,649	$2,091,041	$2,143,611	$2,008,026
Long-term debt, non-current	929,342	881,602	844,807	891,217	714,027

(1)
Fiscal 2018 included net pre-tax charges of $27,115 and income of $3,771, which impacted operating profit and other deductions, respectively. These pre-tax charges primarily consisted of acquisition-related costs, and strategic cost-reduction initiatives. The pre-tax income primarily consisted of gains recognized on the disposition of certain cost-method investments.

(2)
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

(3)
Fiscal 2016 included net pre-tax charges of $36,057 and income of $78, which impacted operating profit and other deductions, respectively. These amounts primarily consisted of acquisition-related costs and strategic cost-reduction initiatives.

(4)
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

(5)
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

	Years Ended September 30,
	2018	2017	2016
	(Dollars in thousands)
Sales to unaffiliated customers:
SGK Brand Solutions	$805,274	$770,181	$755,975
Memorialization	631,392	615,882	610,142
Industrial Technologies	165,914	129,545	114,347
Consolidated	$1,602,580	$1,515,608	$1,480,464

Operating Profit:
SGK Brand Solutions	$35,443	$24,919	$42,909
Memorialization	86,370	80,652	68,252
Industrial Technologies	11,021	7,032	7,654
Consolidated	$132,834	$112,603	$118,815

Comparison of Fiscal 2018 and Fiscal 2017:

Sales for the year ended September 30, 2018 were $1.60 billion, compared to $1.52 billion for the year ended September 30, 2017.  The increase in fiscal 2018 sales of $87.0 million principally reflected higher sales of marking products and fulfillment systems (Industrial Technologies), increased sales in the U.K., Europe, and Asia Pacific brand markets, benefits from recently completed acquisitions (see "Acquisitions" below for annual revenue information for significant acquisitions) and the favorable impact of changes in foreign currencies against the U.S. dollar. Changes in foreign currency rates were estimated to have a favorable impact of $26.9 million on fiscal 2018 consolidated sales compared to a year ago. These increases were partially offset by slower brand market conditions in North America for the SGK Brand Solutions segment, and lower unit sales of memorials and caskets. Comparability was also impacted by a significant merchandising display project in fiscal 2017 in the SGK Brand Solutions segment.

In the SGK Brand Solutions segment, sales for fiscal 2018 were $805.3 million, compared to $770.2 million in fiscal 2017.  The increase in sales reflected sales growth in the U.K., Europe, and Asia Pacific markets, and benefits from recently completed acquisitions. Changes in foreign currency exchange rates also had a favorable impact of $22.8 million on the segment's sales compared to the prior year. These increases were partially offset by slower brand market conditions in North America, lower sales of merchandising displays, and the divestiture of a small business in the U.K. Lower merchandising display sales reflected a large project (approximately $18.0 million) in fiscal 2017 that did not repeat in fiscal 2018. Memorialization segment sales for fiscal 2018 were $631.4 million compared to $615.9 million for fiscal 2017.  The sales increase reflected the benefits of recently completed acquisitions, partially offset by lower unit sales of memorials and caskets, consistent with an estimated decline in U.S. casketed deaths. Changes in foreign currency exchange rates also had a favorable impact of $2.8 million on the segment's sales compared to the prior year. Industrial Technologies segment sales for fiscal 2018 were $165.9 million, compared to $129.5 million for fiscal 2017.  The increase reflected higher sales of marking products and fulfillment systems, and benefits from recently completed acquisitions. Changes in foreign currency exchange rates also had a favorable impact of $1.2 million on the segment's sales compared to the prior year.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS, (continued)

Gross profit for the year ended September 30, 2018 was $581.4 million, compared to $563.4 million for fiscal 2017.  Consolidated gross profit as a percent of sales was 36.3% and 37.2% in fiscal 2018 and fiscal 2017, respectively. The increase in gross profit primarily reflected the impact of higher sales, including recent acquisitions, the benefits of productivity initiatives, and realization of acquisition synergies. These increases were partially offset by higher material costs, particularly bronze and steel, and lower U.S. sales (excluding acquisitions) in the SGK Brand Solutions and Memorialization segments. Fiscal 2018 gross profit also included acquisition integration costs and other charges totaling $3.0 million. Fiscal 2017 gross profit included an expense of $2.0 million for the write-off of inventory step-up value related to fiscal 2017 acquisitions.

Selling and administrative expenses (excluding intangible amortization) for the year ended September 30, 2018 were $417.0 million, compared to $427.5 million for fiscal 2017.  Consolidated selling and administrative expenses as a percent of sales were 26.0% for fiscal 2018, compared to 28.2% in fiscal 2017.  Selling and administrative expenses in fiscal 2018 included acquisition integration and related systems-integration costs, and other charges primarily in connection with cost reduction initiatives totaling $24.1 million, compared to $35.2 million in fiscal 2017. Selling and administrative expenses in fiscal 2018 also included benefits from cost reduction initiatives, including acquisition-integration synergies and a reduction in performance-based compensation compared to fiscal 2017. These benefits were partially offset by additional expenses in fiscal 2018 from recently completed acquisitions. Intangible amortization for the year ended September 30, 2018 was $31.6 million, compared to $23.3 million for fiscal 2017. The increase in intangible amortization primarily reflected $6.7 million of incremental amortization related to recently completed acquisitions.

Operating profit for fiscal 2018 was $132.8 million, compared to $112.6 million for fiscal 2017.  The SGK Brand Solutions segment operating profit for fiscal 2018 was $35.4 million, compared to $24.9 million for fiscal 2017.  Fiscal 2018 operating profit for the SGK Brand Solutions segment included acquisition integration costs and other charges totaling $20.9 million, compared to $29.7 million in fiscal 2017. Segment operating profit in fiscal 2018 also reflected benefits from recently completed acquisitions, reductions in performance-based compensation, and the favorable impact of changes in foreign currencies against the U.S. dollar of approximately $1.6 million. These improvements were partially offset by the impact of lower sales (excluding acquisitions) in North America, and an increase of $2.9 million in intangible asset amortization related to recently completed acquisitions. Memorialization segment operating profit for fiscal 2018 was $86.4 million, compared to $80.7 million for fiscal 2017.  The increase in segment operating profit reflected the benefits from recently completed acquisitions, and the favorable impact of acquisition synergies and other productivity initiatives. These increases were partially offset by higher material costs, $1.4 million of incremental intangible asset amortization from recent acquisitions, and the impact of lower memorial and casket sales volume. Fiscal 2018 operating profit for the Memorialization segment also included acquisition integration costs and other charges totaling $5.2 million, compared to $7.8 million in fiscal 2017. Operating profit for the Industrial Technologies segment for fiscal 2018 was $11.0 million, compared to $7.0 million in fiscal 2017. The increase in segment operating profit reflected higher sales of marking products, fulfillment systems, and OEM solutions, and the benefits from recently completed acquisitions. These increases were partially offset by higher investments in the segment's product development, and $2.4 million of incremental intangible asset amortization related to recently completed acquisitions.

Investment income for the year ended September 30, 2018 was $1.6 million, compared to $2.5 million for the year ended September 30, 2017.  The decrease reflected lower rates of return on investments held in trust for certain of the Company's benefit plans.  Interest expense for fiscal 2018 was $37.4 million, compared to $26.4 million in fiscal 2017.  The increase in interest expense reflected an increase in average borrowing levels, primarily related to acquisitions, higher average interest rates in the current fiscal year, and incremental financing costs associated with the 5.25% Senior Notes (see "Liquidity and Capital Resources" below). Other income (deductions), net, for the year ended September 30, 2018 represented an increase in pre-tax income of $1.0 million, compared to an increase in pre-tax income of $7.6 million in fiscal 2017. Other income and deductions generally include banking-related fees and the impact of currency gains and losses on certain intercompany debt and foreign denominated cash balances.  Fiscal 2018 other income and deductions also included $3.8 million of gains recognized in connection with the sale of certain cost-method investments. Fiscal 2017 other income and deductions included loss recoveries of $11.3 million related to the previously disclosed theft of funds by a former employee initially identified in fiscal 2015.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS, (continued)

The Company's consolidated income taxes for the year ended September 30, 2018 were a benefit of $9.1 million, compared to income tax expense of $22.4 million for fiscal 2017. The difference between the Company's fiscal 2018 effective tax rate and the fiscal 2017 effective tax rate primarily resulted from the impacts of the U.S. Tax Cuts and Jobs Act (the “Act”) which was enacted on December 22, 2017. The Act reduces the U.S. federal corporate tax rate from 35.0% to 21.0% effective January 1, 2018, which results in a blended U.S. statutory tax rate of 24.5% for the Company in fiscal 2018. The Act also requires a one-time transition tax on earnings of certain foreign subsidiaries that were previously deferred, and creates new taxes on certain foreign-sourced earnings. At September 30, 2018, the Company has not finalized its accounting for the tax effects of the Act; however, management has made a reasonable estimate of the effects on existing deferred tax balances and has recorded an estimated amount for its one-time transition tax. For the items for which the Company was able to determine a reasonable estimate, a provisional net tax benefit of $29.2 million was recognized, which is included entirely as a component of income tax benefit (provision) for the year ended September 30, 2018. The Company continues to await additional guidance on certain aspects of the Act which could have a significant effect upon its income tax expense. The difference between the Company's fiscal 2018 effective tax rate and the blended U.S. federal statutory rate of 24.5% primarily reflected the re-measurement of U.S. deferred taxes and the benefit of credits and incentives, partially offset by the one-time transition tax and the impact of state taxes. Refer to Note 14, “Income Taxes” in Item 8 - “Financial Statements and Supplementary Data” for further details regarding income taxes.

Net losses attributable to noncontrolling interests were $260,000 in fiscal 2018, compared to $435,000 in fiscal 2017.  The net losses attributable to noncontrolling interests primarily reflected losses in less than wholly-owned Memorialization and Industrial Technologies businesses.

Comparison of Fiscal 2017 and Fiscal 2016:

Sales for the year ended September 30, 2017 were $1.52 billion, compared to $1.48 billion for the year ended September 30, 2016.  The increase in fiscal 2017 sales of $35.1 million principally reflected higher sales of cemetery memorial products and cremation equipment, increased sales in the U.K. and Asia Pacific brand markets, higher sales of marking products, and the benefits from acquisitions (see "Acquisitions" below). These increases were partially offset by slower market conditions in North America and Europe for the SGK Brand Solutions segment, lower unit sales of caskets, and the unfavorable impact of changes in foreign currencies against the U.S. dollar of $12.8 million compared to fiscal 2016.

In the SGK Brand Solutions segment, sales for fiscal 2017 were $770.2 million, compared to $756.0 million in fiscal 2016.  The increase in sales reflected sales growth in the U.K. and Asia Pacific markets, and the completion of three acquisitions during the second quarter of fiscal 2017. These sales increases were partially offset by slower brand market conditions in the U.S. and Europe, and the unfavorable impact of changes in foreign currency values against the U.S. dollar of approximately $12.1 million. Memorialization segment sales for fiscal 2017 were $615.9 million compared to $610.1 million for fiscal 2016.  The sales increase reflected higher sales of cemetery memorial products and cremation equipment, partially offset by lower unit sales of caskets (reflecting an estimated decline in U.S. casketed deaths). Industrial Technologies segment sales for fiscal 2017 were $129.5 million, compared to $114.3 million for fiscal 2016.  The increase reflected higher sales of marking products and OEM solutions, and the favorable impact of acquisitions, partially offset by lower sales of fulfillment systems and the unfavorable impact of changes in foreign currency values against the U.S. dollar of approximately $690,000.

Gross profit for the year ended September 30, 2017 was $563.4 million, compared to $556.5 million for fiscal 2016.  The increase in gross profit primarily reflected the impact of higher sales from acquisitions, the benefits of productivity initiatives, and realization of acquisition synergies, partially offset by unfavorable changes in foreign currency values against the U.S. dollar, and slower market conditions in North America and Europe for the SGK Brand Solutions segment. Fiscal 2017 gross profit also included an expense of $2.0 million for the write-off of inventory step-up value related to fiscal 2017 acquisitions. Fiscal 2016 gross profit included an expense of approximately $4.0 million for the partial write-off of inventory step-up value related to the acquisition of Aurora Products Group, LLC ("Aurora") in August 2015.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS, (continued)

Selling and administrative expenses (excluding intangible amortization) for the year ended September 30, 2017 were $427.5 million, compared to $416.8 million for fiscal 2016.  Consolidated selling and administrative expenses as a percent of sales were 28.2% for fiscal 2017 and fiscal 2016.  The increase in selling and administrative expenses reflected the impact of acquisitions, partially offset by the benefits from cost-reduction initiatives, including acquisition integration synergies. Selling and administrative expenses in fiscal 2017 also included $3.3 million of incremental stock-based compensation expense that was recognized in the first fiscal quarter of fiscal 2017 as a result of required accounting treatment for retirement-eligible employees. Selling and administrative expenses also included acquisition integration and related systems-integration costs, and other charges in connection with cost structure initiatives totaling $35.2 million in fiscal 2017, compared to $32.1 million in fiscal 2016. Intangible amortization for the year ended September 30, 2017 was $23.3 million, compared to $20.8 million for fiscal 2016. The increase in intangible amortization primarily reflected $3.7 million of incremental amortization related to recently completed acquisitions.

Operating profit for fiscal 2017 was $112.6 million, compared to $118.8 million for fiscal 2016.  The SGK Brand Solutions segment operating profit for fiscal 2017 was $24.9 million, compared to $42.9 million for fiscal 2016.  Fiscal 2017 operating profit for the SGK Brand Solutions segment included acquisition integration costs and other charges totaling $29.7 million, compared to $25.0 million in fiscal 2016. Segment operating profit in fiscal 2017 also included an increase of $3.1 million in intangible asset amortization related to acquisitions. Additionally, fiscal 2017 operating profit for SGK Brand Solutions reflected slower market conditions in North America and Europe, and the unfavorable impact of changes in foreign currencies against the U.S. dollar of approximately $1.3 million, partially offset by the favorable impact of acquisitions. Memorialization segment operating profit for fiscal 2017 was $80.7 million, compared to $68.3 million for fiscal 2016.  The increase in segment operating profit reflected higher cemetery memorial and cremation equipment sales, and the benefits of acquisition synergies and other productivity initiatives, partially offset by the impact of lower casket sales. Fiscal 2017 operating profit for the Memorialization segment also included acquisition integration costs and other charges totaling $7.8 million, compared to $10.4 million in fiscal 2016. Operating profit for the Industrial Technologies segment for fiscal 2017 was $7.0 million, compared to $7.7 million in fiscal 2016. The benefits of higher sales were offset by higher investments in the segment's product development, and an increase in acquisition related charge.

Investment income for the year ended September 30, 2017 was $2.5 million, compared to $2.1 million for the year ended September 30, 2016.  The increase reflected higher rates of return on investments held in trust for certain of the Company's benefit plans.  Interest expense for fiscal 2017 was $26.4 million, compared to $24.3 million in fiscal 2016.  The increase in interest expense reflected higher average interest rates in fiscal 2017 and an increase in average borrowing levels, primarily related to acquisitions. Other income (deductions), net, for the year ended September 30, 2017 represented an increase in pre-tax income of $7.6 million, compared to a decrease in pre-tax income of $1.3 million in fiscal 2016. Other income and deductions generally include banking-related fees and the impact of currency gains and losses on certain intercompany debt and foreign denominated cash balances.  Fiscal 2017 other income and deductions also included loss recoveries of $11.3 million related to the previously disclosed theft of funds by a former employee initially identified in fiscal 2015.

The Company's effective tax rate for fiscal 2017 was 23.2%, compared to 30.5% for fiscal 2016. Fiscal 2017 reflects the benefits from lower foreign taxes, organizational structure changes, primarily initiated in connection with acquisition integration, increased benefits from credits and incentives, and the impact of other tax benefits specific to fiscal 2017. The difference between the Company's effective tax rate and the Federal statutory rate of 35.0% primarily reflected lower foreign income taxes and the benefit of credits and incentives, offset by the impact of state taxes.

Net losses attributable to noncontrolling interests was $435,000 in fiscal 2017, compared to $588,000 in fiscal 2016.  The net losses attributable to noncontrolling interests primarily reflected losses in less than wholly-owned Memorialization and Industrial Technologies businesses.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS, (continued)

LIQUIDITY AND CAPITAL RESOURCES:

Net cash provided by operating activities was $147.6 million for the year ended September 30, 2018, compared to $149.3 million and $140.3 million for fiscal years 2017 and 2016, respectively.  Operating cash flow for fiscal 2018 principally included net income adjusted for deferred taxes, depreciation and amortization, stock-based compensation expense, and non-cash pension expense, and an increase in working capital items, primarily reflecting a decrease in accrued compensation amounts. Fiscal 2018 operating cash flow also included cash contributions of $12.7 million to the Company's pension and other postretirement plans. Operating cash flow for fiscal 2017 principally included net income adjusted for deferred taxes, depreciation and amortization, stock-based compensation expense, and non-cash pension expense, and a decrease in working capital items, partially offset by cash contributions of $8.7 million to the Company's pension and other postretirement plans.  Fiscal 2017 operating cash flow also included cash proceeds from loss recoveries of $10.0 million as discussed above. Excluding loss recoveries, fiscal 2018 operating cash flow would have increased $8.3 million, or 6.0% over fiscal 2017 operating cash flow. Operating cash flow for fiscal 2016 principally included net income adjusted for deferred taxes, depreciation and amortization, stock-based compensation expense, and non-cash pension expense, and a decrease in working capital items, partially offset by cash contributions of $18.9 million to the Company's pension and other postretirement plans.

Cash used in investing activities was $162.3 million for the year ended September 30, 2018, compared to $141.6 million and $47.1 million for fiscal years 2017 and 2016, respectively.  Investing activities for fiscal 2018 primarily reflected capital expenditures of $43.2 million, acquisition payments (net of cash acquired or received from sellers) of $121.1 million (see "Acquisitions" below), proceeds of $9.2 million from the sale of certain cost-method investments, and cash payments of $11.9 million for purchases of investments.  Investing activities for fiscal 2017 primarily reflected capital expenditures of $44.9 million and acquisition payments (net of cash acquired or received from sellers) of $98.2 million (see "Acquisitions" below).  Investing activities for fiscal 2016 primarily reflected capital expenditures of $41.7 million and acquisition payments (net of cash acquired or received from sellers) of $6.9 million.

Capital expenditures were $43.2 million for the year ended September 30, 2018, compared to $44.9 million and $41.7 million for fiscal 2017 and 2016, respectively.  Capital expenditures in each of the last three fiscal years reflected reinvestments in the Company's business segments and were made primarily for the purchase of new production machinery, equipment, software and systems, and facilities designed to improve product quality, increase manufacturing efficiency, lower production costs and meet regulatory requirements.  Capital spending for property, plant and equipment has averaged $43.3 million for the last three fiscal years. Capital expenditures for the last three fiscal years were primarily financed through operating cash. Capital spending for fiscal 2019 is currently expected to be in the range of $45 million.  The Company expects to generate sufficient cash from operations to fund all anticipated capital spending projects.

Cash provided by financing activities for the year ended September 30, 2018 was $0.9 million, and principally reflected proceeds, net of repayments, on long-term debt of $53.0 million, purchases of treasury stock of $21.2 million, payment of dividends to the Company's shareholders of $24.6 million ($0.76 per share), and payment of deferred financing fees of $4.1 million.  Cash used in financing activities for the year ended September 30, 2017 was $7.2 million, and reflected proceeds, net of repayments, on long-term debt of $28.6 million, purchases of treasury stock of $14.0 million, and payment of dividends to the Company's shareholders of $21.8 million ($0.68 per share).  Cash used in financing activities for the year ended September 30, 2016 was $108.8 million, and reflected repayments, net of proceeds, on long-term debt of $30.0 million, purchases of treasury stock of $58.0 million, proceeds from stock option exercises of $6.4 million, payment of dividends to the Company's shareholders of $19.4 million ($0.60 per share), acquisition of noncontrolling interest of $5.6 million, and payment of deferred financing fees of $2.3 million.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS, (continued)

The Company has a domestic credit facility with a syndicate of financial institutions that includes a $900.0 million senior secured revolving credit facility and a $250.0 million senior secured amortizing term loan. The term loan requires scheduled principal payments of 5.0% of the outstanding principal in year one, 7.5% in year two, and 10.0% in years three through five, payable in quarterly installments.  The balance of the revolving credit facility and the term loan are due on the maturity date of April 26, 2021. Borrowings under both the revolving credit facility and the term loan bear interest at LIBOR plus a factor ranging from 0.75% to 2.00% (1.50% at September 30, 2018) based on the Company's leverage ratio.  The leverage ratio is defined as net secured indebtedness divided by adjusted EBITDA (earnings before interest, taxes, depreciation and amortization).  The Company is required to pay an annual commitment fee ranging from 0.15% to 0.25% (based on the Company's leverage ratio) of the unused portion of the revolving credit facility.

The domestic credit facility requires the Company to maintain certain leverage and interest coverage ratios. A portion of the facility (not to exceed $35.0 million) is available for the issuance of trade and standby letters of credit. Outstanding borrowings on the revolving credit facility at September 30, 2018 and 2017 were $319.5 million and $525.0 million, respectively. Outstanding borrowings on the term loan at September 30, 2018 and 2017 were $212.1 million and $232.5 million, respectively. The weighted-average interest rate on outstanding borrowings for the domestic credit facility (including the effects of interest rate swaps) at September 30, 2018 and 2017 was 3.12% and 3.01%, respectively.

In December 2017, the Company issued $300 million aggregate principal amount of 5.25% senior unsecured notes due December 1, 2025 (the "2025 Senior Notes"). The 2025 Senior Notes bear interest at a rate of 5.25% per annum with interest payable semi-annually in arrears on June 1 and December 1 of each year beginning on June 1, 2018. The Company's obligations under the 2025 Senior Notes are guaranteed by certain of the Company's direct and indirect wholly-owned domestic subsidiaries. The Company is subject to certain covenants and other restrictions in connection with the 2025 Senior Notes. The proceeds from the 2025 Senior Notes were used primarily to reduce indebtedness under the Company's domestic credit facility. The Company incurred direct financing fees and costs in connection with 2025 Senior Notes of $4.1 million, which are being deferred and amortized over the term of the 2025 Senior Notes.

The Company has a $115.0 million accounts receivable securitization facility (the "Securitization Facility") with certain financial institutions. The Securitization Facility was amended in April 2018 to extend the maturity date until April 11, 2020. Under the Securitization Facility, the Company and certain of its domestic subsidiaries sell, on a continuous basis without recourse, their trade receivables to Matthews Receivables Funding Corporation, LLC (“Matthews RFC”), a wholly-owned bankruptcy-remote subsidiary of the Company. Matthews RFC in turn assigns a collateral interest in these receivables to certain financial institutions, and then may borrow funds under the Securitization Facility. The Securitization Facility does not qualify for sale treatment. Accordingly, the trade receivables and related debt obligations remain on the Company's Consolidated Balance Sheet. Borrowings under the Securitization Facility bear interest at LIBOR plus 0.75%. The Company is required to pay an annual commitment fee ranging from 0.25% to 0.35% of the unused portion of the Securitization Facility. Outstanding borrowings under the Securitization Facility at September 30, 2018 and 2017 were $102.3 million and $95.8 million, respectively. The interest rate on borrowings under this facility at September 30, 2018 and 2017 was 3.01% and 1.98%, respectively.

The following table presents information related to interest rate contracts entered into by the Company and designated as cash flow hedges:

	September 30, 2018	September 30, 2017
	(Dollars in thousands)
Pay fixed swaps - notional amount	$343,750	$414,063
Net unrealized gain (loss)	$11,309	$3,959
Weighted-average maturity period (years)	2.7	3.3
Weighted-average received rate	2.26%	1.23%
Weighted-average pay rate	1.37%	1.34%

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS, (continued)

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

The fair value of the interest rate swaps reflected an unrealized gain, net of unrealized losses, of $11.3 million ($8.5 million after tax) and an unrealized gain, net of unrealized losses, of $4.0 million ($2.4 million after tax) at September 30, 2018 and 2017, respectively, that is included in shareholders' equity as part of accumulated other comprehensive income ("AOCI").  Assuming market rates remain constant with the rates at September 30, 2018, a gain (net of tax) of approximately $2.9 million included in AOCI is expected to be recognized in earnings over the next twelve months.

The Company, through certain of its European subsidiaries, has a credit facility with a European bank, which is guaranteed by Matthews.  The maximum amount of borrowings available under this facility is €35.0 million ($40.6 million).  The credit facility matures in December 2018 and the Company intends to extend this facility. Outstanding borrowings under this facility totaled €2.8 million ($3.2 million) and €22.1 million ($26.1 million) at September 30, 2018 and 2017, respectively. The weighted-average interest rate on outstanding borrowings under this facility at September 30, 2018 and 2017 was 1.75%.

The Company’s German subsidiary, Matthews Europe GmbH & Co. KG, has €15.0 million ($17.4 million) of senior unsecured notes with European banks.  The notes are guaranteed by Matthews and mature in November 2019.  A portion of the notes (€5.0 million) have a fixed interest rate of 1.40%, and the remainder bear interest at Euro LIBOR plus 1.40%.  The weighted-average interest rate on the notes at September 30, 2018 and 2017 was 1.40%.

Other debt totaled $5.4 million and $8.8 million at September 30, 2018 and 2017, respectively. The weighted-average interest rate on these outstanding borrowings was 2.21% and 2.49% at September 30, 2018 and 2017, respectively. The Company was in compliance with all of its debt covenants as of September 30, 2018.

In September 2014, a claim was filed seeking to draw upon a letter of credit issued by the Company of £8.6 million ($11.2 million at September 30, 2018) with respect to a performance guarantee on an environmental solutions project in Saudi Arabia. Management assessed the customer's demand to be without merit and initiated an action with the court in the United Kingdom (the "Court"). Pursuant to this action, an order was issued by the Court in January 2015 requiring that, upon receipt by the customer, the funds were to be remitted by the customer to the Court pending resolution of the dispute between the parties. As a result, the Company made payment on the draw to the financial institution for the letter of credit and the funds were ultimately received by the customer. The customer did not remit the funds to the Court as ordered. On June 14, 2016, the Court ruled completely in favor of Matthews following a trial on the merits. However, as the customer has neither yet remitted the funds nor complied with the final, un-appealed orders of the Court, it is possible the resolution of this matter could have an unfavorable financial impact on Matthews’ results of operations. The Company has determined that resolution of this matter may take an extended period of time and therefore has classified the funded letter of credit within other assets on the Consolidated Balance Sheets as of September 30, 2018 and 2017. The Company will continue to assess collectability related to this matter as facts and circumstances further evolve.

The Company has a stock repurchase program.  The buy-back program is designed to increase shareholder value, enlarge the Company's holdings of its common stock, and add to earnings per share.  Repurchased shares may be retained in treasury, utilized for acquisitions, or reissued to employees or other purchasers, subject to the restrictions set forth in the Company's Restated Articles of Incorporation.  Under the current authorization, the Company's Board of Directors has authorized the repurchase of a total of 5,000,000 shares of Matthews' common stock under the program, of which 1,422,282 shares remain available for repurchase as of September 30, 2018.

Consolidated working capital was $312.3 million at September 30, 2018, compared to $309.9 million at September 30, 2017.  Cash and cash equivalents were $41.6 million at September 30, 2018, compared to $57.5 million at September 30, 2017.  The Company's current ratio was 2.0 and 2.1 at September 30, 2018 and 2017, respectively.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS, (continued)

ENVIRONMENTAL MATTERS:

The Company's operations are subject to various federal, state and local laws and regulations relating to the protection of the environment. The Company is party to various environmental matters which include obligations to investigate and mitigate the effects on the environment of certain materials at various operating and non-operating sites.  The Company is currently performing environmental assessments and remediation at these sites, as appropriate. Refer to Note 16, "Environmental Matters" in Item 8 - "Financial Statements and Supplementary Data," for further details.

ACQUISITIONS:

Refer to Note 19, "Acquisitions" in Item 8 - "Financial Statements and Supplementary Data," for further details on the Company's acquisitions.

FORWARD-LOOKING INFORMATION:

The Company's current strategy to attain annual growth in earnings per share primarily consists of the following:  internal growth (which includes organic growth, cost structure and productivity improvements, new product development and the expansion into new markets with existing products), acquisitions and integration activities to achieve synergy benefits and share repurchases.

The significant factors (excluding acquisitions) influencing sales growth in the SGK Brand Solutions segment are global economic conditions, brand innovation, the level of marketing spending by the Company's clients, and government regulation. Due to the global footprint of this segment, currency fluctuations can also be a significant factor. For the Memorialization segment, North America death rates, the cremation trend, and price realization impact sales growth for the Company's memorials, caskets and cremation-related products. For the Industrial Technologies segment, sales growth drivers include economic/industrial market conditions, new product development, and the e-commerce trend. In consideration of the above, the Company expects that its long-term annual consolidated sales (excluding acquisitions and foreign currency effects) to generally be in the range of level to low single-digit percentage growth.

With respect to fiscal 2019, the Company expects to continue to devote a significant level of effort to the integrations of recent acquisitions, including systems integration.  The costs associated with these integrations will impact the Company's operating results for fiscal 2019.  Consistent with its practice, the Company plans to identify these costs on a quarterly basis as incurred.

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

The Company's significant accounting policies are included in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.  Management believes that the application of these policies on a consistent basis enables the Company to provide useful and reliable financial information about the Company's operating results and financial condition.  The following accounting policies involve significant estimates, which were considered critical to the preparation of the Company's consolidated financial statements for the year ended September 30, 2018.

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

Goodwill and Indefinite-Lived Intangibles:

Goodwill and intangible assets with indefinite useful lives are not amortized, but are tested annually for impairment, or when circumstances indicate that a possible impairment may exist.  In general, when the carrying value of these assets exceeds the implied fair value, an impairment loss must be recognized.  A significant decline in cash flows generated from these assets may result in a write-down of the carrying values of the related assets.  For purposes of testing goodwill for impairment, the Company uses a combination of valuation techniques, including discounted cash flows and other market indicators.  A number of assumptions and estimates are involved in the application of the discounted cash flow model to forecast operating cash flows, including sales volumes and pricing, costs to produce, tax rates, capital spending, working capital changes, and discount rates.  The Company estimates future cash flows using volume and pricing assumptions based largely on existing customer relationships and contracts, and operating cost assumptions management believes are reasonable based on historical performance and projected future performance as reflected in its most recent operating plans and projections. The discount rates used in the discounted cash flow analyses are developed with the assistance of valuation experts and management believes the discount rates appropriately reflect the risks associated with the Company's operating cash flows.  In order to further validate the reasonableness of the estimated fair values of the reporting units as of the valuation date, a reconciliation of the aggregate fair values of all reporting units to market capitalization is performed using a reasonable control premium.

The Company performed its annual impairment review of goodwill and indefinite-lived intangible assets in the second quarter of fiscal 2018. The Company determined that the estimated fair value for all goodwill reporting units exceeded carrying value, therefore no adjustments to the carrying value of goodwill were necessary at March 31, 2018.  There were no impairments identified during the Company's annual assessment of indefinite-lived intangible assets.

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

The Company's principal pension plan maintains a substantial portion of its assets in equity securities in accordance with the investment policy established by the Company's pension board.  Based on an analysis of the historical performance of the plan's assets and information provided by its independent investment advisor, the Company set the long-term rate of return assumption for these assets at 6.75% at September 30, 2017 for purposes of determining fiscal 2018 pension cost.   The Company's discount rate assumption used in determining the present value of the projected benefit obligation is based upon published indices as of September 30, 2018 and September 30, 2017 for the fiscal year end valuation. The discount rate was 4.21%, 3.76% and 3.51% in fiscal 2018, 2017 and 2016, respectively. Refer to Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," of this Annual Report on Form 10-K, for disclosure about the hypothetical impact of changes in actuarial assumptions.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS, (continued)

Income Taxes:

Deferred tax assets and liabilities are provided for the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse.  Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized.  Deferred income taxes have not been provided on certain undistributed earnings of foreign subsidiaries since they have been included as a component of the U.S. Tax Cuts and Jobs Act transition tax, and such earnings are considered to be reinvested indefinitely.

LONG-TERM CONTRACTUAL OBLIGATIONS AND COMMITMENTS:

The following table summarizes the Company's contractual obligations at September 30, 2018, and the effect such obligations are expected to have on its liquidity and cash flows in future periods.

		Payments due in fiscal year:
	Total	2019	2020 to 2021	2022 to 2023	After 2023
Contractual Cash Obligations:	(Dollar amounts in thousands)
Revolving credit facilities	$322,711	$3,211	$319,500	$—	$—
Securitization facility	102,250	—	102,250	—	—
Senior secured term loan	212,086	25,000	187,086	—	—
2025 Senior Notes	414,301	15,750	31,500	31,500	335,551
Notes payable to banks	17,895	484	17,411	—	—
Short-term borrowings	4,915	4,915	—	—	—
Capital lease obligations	6,140	1,225	1,608	863	2,444
Non-cancelable operating leases	79,441	23,183	32,631	14,280	9,347
Other	16,476	3,355	6,709	3,714	2,698
Total contractual cash obligations	$1,176,215	$77,123	$698,695	$50,357	$350,040

A significant portion of the loans included in the table above bear interest at variable rates.  At September 30, 2018, the weighted-average interest rate was 3.12% on the Company's domestic credit facility, 3.01% on the Company's Securitization Facility, 1.75% on the credit facility through the Company's European subsidiaries, 1.40% on notes issued by the Company's wholly-owned subsidiary, Matthews Europe GmbH & Co. KG, and 2.21% on other outstanding debt.

Benefit payments under the Company's principal retirement plan are made from plan assets, while benefit payments under the supplemental retirement plan and postretirement benefit plan are funded from the Company's operating cash. Under I.R.S. regulations, the Company was not required to make any significant contributions to its principal retirement plan in fiscal 2018, however, in fiscal 2018 the Company made a contribution of $10.0 million to its principal retirement plan.

The Company is not required to make any significant cash contributions to its principal retirement plan in fiscal 2019.  The Company estimates that benefit payments to participants under its retirement plans (including its supplemental retirement plan) and postretirement benefit payments will be approximately $10.3 million and $1.1 million, respectively, in fiscal 2019.  The amounts are expected to increase incrementally each year thereafter, to $12.8 million and $1.1 million, respectively, in 2023.  The Company believes that its current liquidity sources, combined with its operating cash flow and borrowing capacity, will be sufficient to meet its capital needs for the foreseeable future.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS, (continued)

Unrecognized tax benefits are positions taken, or expected to be taken, on an income tax return that may result in additional payments to tax authorities.  If a tax authority agrees with the tax position taken, or expected to be taken, or the applicable statute of limitations expires, then additional payments will not be necessary.  As of September 30, 2018, the Company had unrecognized tax benefits, excluding penalties and interest, of approximately $14.8 million.  The timing of potential future payments related to the unrecognized tax benefits is not presently determinable. The Company believes that its current liquidity sources, combined with its operating cash flow and borrowing capacity, will be sufficient to meet its capital needs for the foreseeable future.

INFLATION:

Except for the volatility in the cost of bronze ingot, steel, wood, granite and fuel (see "Results of Operations"), inflation has not had a material impact on the Company over the past three years nor is it anticipated to have a material impact for the foreseeable future.

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

Interest Rates - The Company's most significant long-term instrument is the domestic credit facility, which bears interest at variable rates based on LIBOR.

The following table presents information related to interest rate contracts entered into by the Company and designated as cash flow hedges:

	September 30, 2018	September 30, 2017
	(Dollars in thousands)
Pay fixed swaps - notional amount	$343,750	$414,063
Net unrealized gain (loss)	$11,309	$3,959
Weighted-average maturity period (years)	2.7	3.3
Weighted-average received rate	2.26%	1.23%
Weighted-average pay rate	1.37%	1.34%

The interest rate swaps have been designated as cash flow hedges of the future variable interest payments which are considered probable of occurring.  Based on the Company's assessment, all the critical terms of each of the hedges matched the underlying terms of the hedged debt and related forecasted interest payments, and as such, these hedges were considered highly effective.

The fair value of the interest rate swaps reflected an unrealized gain, net of unrealized losses, of $11.3 million ($8.5 million after-tax) at September 30, 2018 that is included in equity as part of AOCI.  A decrease of 10% in market interest rates (e.g., a decrease from 5.0% to 4.5%) would result in a decrease of approximately $2.6 million in the fair value of the interest rate swaps.

ITEM 7A.                          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK, (continued)

Commodity Price Risks - In the normal course of business, the Company is exposed to commodity price fluctuations related to the purchases of certain materials and supplies (such as bronze ingot, steel, granite, fuel and wood) used in its manufacturing operations. The Company obtains competitive prices for materials and supplies when available.  In addition, based on competitive market conditions and to the extent that the Company has established pricing terms with customers through contracts or similar arrangements, the Company's ability to immediately increase the price of its products to offset the increased costs may be limited.

Foreign Currency Exchange Rates - The Company is subject to changes in various foreign currency exchange rates, primarily including the Euro, British Pound, Canadian Dollar, and Australian Dollar in the conversion from local currencies to the U.S. dollar of the reported financial position and operating results of its non-U.S. based subsidiaries.  An adverse change (strengthening U.S. dollar) of 10% in exchange rates would have resulted in a decrease in reported sales of $57.1 million and a decrease in reported operating income of $5.1 million for the year ended September 30, 2018.

Actuarial Assumptions - The most significant actuarial assumptions affecting pension expense and pension obligations include the valuation of retirement plan assets, the discount rates and the estimated return on plan assets.  The estimated return on plan assets is currently based upon projections provided by the Company's independent investment advisor, considering the investment policy of the plan and the plan's asset allocation.  The fair value of plan assets and discount rates are "point-in-time" measures, and volatility of the debt and equity markets makes estimating future changes in fair value of plan assets and discount rates challenging.  The Company elected to value its principal retirement and other postretirement benefit plan liabilities using a modified assumption of future mortality that reflects a significant improvement in life expectancy over the previous mortality assumptions.  Refer to Note 12, "Pension and Other Postretirement Plans" in Item 8 – "Financial Statements and Supplementary Data" for additional information.

The following table summarizes the impact on the September 30, 2018 actuarial valuations of changes in the primary assumptions affecting the Company's retirement plans and supplemental retirement plan.

	Impact of Changes in Actuarial Assumptions
	Change in Discount Rates		Change in Expected Return		Change in Market Value of Assets
	+1%	-1%	+1%	-1%	+5%	-5%
	(Dollar amounts in thousands)
(Decrease) increase in net benefit cost	$(3,682)	$4,494	$(1,527)	$1,527	$(1,546)	$1,546

(Decrease) increase in projected benefit obligation	(28,936)	35,945	—	—	—	—

Increase (decrease) in funded status	28,936	(35,945)	—	—	7,933	(7,933)

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

MANAGEMENT'S REPORT TO SHAREHOLDERS

To the Shareholders and the Board of Directors of
Matthews International Corporation and Subsidiaries:

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

Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's internal control over financial reporting based on criteria in Internal Control – Integrated Framework (2013) issued by the COSO, and has concluded that the Company maintained effective internal control over financial reporting as of September 30, 2018.  The effectiveness of the Company's internal control over financial reporting as of September 30, 2018 has been audited by Ernst & Young, LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Management's Certifications

The certifications of the Company's Chief Executive Officer and Chief Financial Officer required by the Sarbanes-Oxley Act have been included as Exhibits 31 and 32 in this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of
Matthews International Corporation and Subsidiaries:

Opinion on Internal Control over Financial Reporting
We have audited Matthews International Corporation and Subsidiaries’ internal control over financial reporting as of September 30, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Matthews International Corporation and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of September 30, 2018, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of September 30, 2018 and 2017, the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended September 30, 2018, and the related notes and the financial statement schedule listed in the Index at Item 15(a) and our report dated November 20, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
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
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Pittsburgh, Pennsylvania
November 20, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of
Matthews International Corporation and Subsidiaries:

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Matthews International Corporation and Subsidiaries (the Company) as of September 30, 2018 and 2017, the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended September 30, 2018, and the related notes and the financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated November 20, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2016.
Pittsburgh, Pennsylvania
November 20, 2018

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
September 30, 2018 and 2017
(Dollar amounts in thousands, except per share data)

ASSETS	2018	2017
Current assets:
Cash and cash equivalents	$41,572	$57,515
Accounts receivable, net of allowance for doubtful accounts of $11,158 and $11,622, respectively	331,463	319,566
Inventories	180,451	171,445
Other current assets	62,937	46,533

Total current assets	616,423	595,059

Investments	45,430	37,667

Property, plant and equipment, net	252,775	235,533

Deferred income taxes	1,837	2,456

Other assets	66,216	51,758

Goodwill	948,894	897,794

Other intangible assets, net	443,910	424,382

Total assets	$2,375,485	$2,244,649

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS, continued
September 30, 2018 and 2017
(Dollar amounts in thousands, except per share data)

LIABILITIES AND SHAREHOLDERS' EQUITY	2018	2017
Current liabilities:
Long-term debt, current maturities	$31,260	$29,528
Trade accounts payable	70,044	66,607
Accrued compensation	51,490	62,210
Accrued income taxes	11,413	21,386
Other current liabilities	139,936	105,401
Total current liabilities	304,143	285,132

Long-term debt	929,342	881,602

Accrued pension	82,035	103,273

Postretirement benefits	17,753	19,273

Deferred income taxes	121,519	139,430

Other liabilities	51,979	25,680
Total liabilities	1,506,771	1,454,390

Shareholders' equity-Matthews:
Class A common stock, $1.00 par value; authorized 70,000,000 shares; 36,333,992 shares issued	36,334	36,334
Preferred stock, $100 par value, authorized 10,000 shares, none issued	—	—
Additional paid-in capital	129,252	123,432
Retained earnings	1,040,378	948,830
Accumulated other comprehensive loss	(164,298)	(154,115)
Treasury stock, 4,259,206 and 4,185,413 shares, respectively, at cost	(173,315)	(164,774)
Total shareholders' equity-Matthews	868,351	789,707
Noncontrolling interests	363	552
Total shareholders' equity	868,714	790,259

Total liabilities and shareholders' equity	$2,375,485	$2,244,649

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
for the years ended September 30, 2018, 2017 and 2016
(Dollar amounts in thousands, except per share data)

	2018	2017	2016
Sales	$1,602,580	$1,515,608	$1,480,464
Cost of sales	(1,021,230)	(952,221)	(924,010)

Gross profit	581,350	563,387	556,454

Selling expense	(142,477)	(144,174)	(140,924)
Administrative expense	(274,477)	(283,297)	(275,894)
Intangible amortization	(31,562)	(23,313)	(20,821)

Operating profit	132,834	112,603	118,815

Investment income	1,570	2,468	2,061
Interest expense	(37,427)	(26,371)	(24,344)
Other income (deductions), net	1,016	7,587	(1,298)

Income before income taxes	97,993	96,287	95,234

Income tax benefit (provision)	9,118	(22,354)	(29,073)

Net income	107,111	73,933	66,161

Net loss attributable to noncontrolling interests	260	435	588

Net income attributable to Matthews shareholders	$107,371	$74,368	$66,749

Earnings per share attributable to Matthews shareholders:

Basic	$3.39	$2.31	$2.04

Diluted	$3.37	$2.28	$2.03

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
for the years ended September 30, 2018, 2017 and 2016
(Dollar amounts in thousands)

	Year Ended September 30, 2018
	Matthews	Noncontrolling Interest	Total
Net income (loss)	$107,371	$(260)	$107,111
Other comprehensive income, net of tax:
Foreign currency translation adjustment	(22,053)	71	(21,982)
Pension plans and other postretirement benefits	15,631	—	15,631
Unrecognized gain (loss) on derivatives:
Net change from periodic revaluation	6,095	—	6,095
Net amount reclassified to earnings	(1,042)	—	(1,042)
Net change in unrecognized gain (loss) on derivatives	5,053	—	5,053
Other comprehensive income (loss), net of tax	(1,369)	71	(1,298)
Comprehensive income (loss)	$106,002	$(189)	$105,813

	Year Ended September 30, 2017
	Matthews	Noncontrolling Interest	Total

Net income (loss)	$74,368	$(435)	$73,933
Other comprehensive income, net of tax:
Foreign currency translation adjustment	9,352	119	9,471
Pension plans and other postretirement benefits	12,427	—	12,427
Unrecognized gain (loss) on derivatives:
Net change from periodic revaluation	7,043	—	7,043
Net amount reclassified to earnings	(1,069)	—	(1,069)
Net change in unrecognized gain (loss) on derivatives	5,974	—	5,974
Other comprehensive income, net of tax	27,753	119	27,872
Comprehensive income (loss)	$102,121	$(316)	$101,805

	Year Ended September 30, 2016
	Matthews	Noncontrolling Interest	Total

Net income (loss)	$66,749	$(588)	$66,161
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(17,655)	(89)	(17,744)
Pension plans and other postretirement benefits	(12,576)	—	(12,576)
Unrecognized gain (loss) on derivatives:
Net change from periodic revaluation	(3,230)	—	(3,230)
Net amount reclassified to earnings	1,919	—	1,919
Net change in unrecognized gain (loss) on derivatives	(1,311)	—	(1,311)
Other comprehensive loss, net of tax	(31,542)	(89)	(31,631)
Comprehensive income (loss)	$35,207	$(677)	$34,530

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
for the years ended September 30, 2018, 2017 and 2016
(Dollar amounts in thousands, except per share data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income (net of tax)	Treasury Stock	Non- controlling Interests	Total
Balance, September 30, 2015	$36,334	$115,890	$843,955	$(150,326)	$(115,033)	$3,226	$734,046
Net income	—	—	66,749	—	—	(588)	66,161
Pension plans and other postretirement benefits	—	—	—	(12,576)	—	—	(12,576)
Translation adjustment	—	—	—	(17,655)	—	(89)	(17,744)
Fair value of derivatives	—	—	—	(1,311)	—	—	(1,311)
Total comprehensive income							34,530
Stock-based compensation	—	10,612	—	—	—	—	10,612
Purchase of 1,132,452 shares of treasury stock	—	—	—	—	(57,998)	—	(57,998)
Issuance of 404,307 shares of treasury stock	—	(5,972)	—	—	14,162	—	8,190
Cancellation of 5,237 shares of treasury stock	—	244	—	—	(244)	—	—
Dividends	—	—	(14,480)	—	—	—	(14,480)
Transactions with noncontrolling interests	—	(3,686)	—	—	—	(1,880)	(5,566)
Balance, September 30, 2016	$36,334	$117,088	$896,224	$(181,868)	$(159,113)	$669	$709,334
Net income	—	—	74,368	—	—	(435)	73,933
Pension plans and other postretirement benefits	—	—	—	12,427	—	—	12,427
Translation adjustment	—	—	—	9,352	—	119	9,471
Fair value of derivatives	—	—	—	5,974	—	—	5,974
Total comprehensive income							101,805
Stock-based compensation	—	14,562	—	—	—	—	14,562
Purchase of 212,424 shares of treasury stock	—	—	—	—	(14,025)	—	(14,025)
Issuance of 221,958 shares of treasury stock	—	(8,397)	—	—	8,543	—	146
Cancellation of 2,640 shares of treasury stock	—	179	—	—	(179)	—	—
Dividends	—	—	(21,762)	—	—	—	(21,762)
Transactions with noncontrolling interests	—	—	—	—	—	199	199
Balance, September 30, 2017	$36,334	$123,432	$948,830	$(154,115)	$(164,774)	$552	$790,259
Net income	—	—	107,371	—	—	(260)	107,111
Pension plans and other postretirement benefits	—	—	—	15,631	—	—	15,631
Translation adjustment	—	—	—	(22,053)	—	71	(21,982)
Fair value of derivatives	—	—	—	5,053	—	—	5,053
Total comprehensive income							105,813
Stock-based compensation	—	13,460	—	—	—	—	13,460
Purchase of 393,864 shares of treasury stock	—	—	—	—	(21,181)	—	(21,181)
Issuance of 326,827 shares of treasury stock	—	(8,040)	—	—	13,040	—	5,000
Cancellation of 6,756 shares of treasury stock	—	400	—	—	(400)	—	—
Dividends	—	—	(24,637)	—	—	—	(24,637)
Reclassification of accumulated other comprehensive (loss) income ("AOCI") tax effects	—	—	8,814	(8,814)	—	—	—
Balance, September 30, 2018	$36,334	$129,252	$1,040,378	$(164,298)	$(173,315)	$363	$868,714
The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended September 30, 2018, 2017 and 2016
(Dollar amounts in thousands)

	2018	2017	2016
Cash flows from operating activities:
Net income	$107,111	$73,933	$66,161
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	76,974	67,981	65,480
Stock-based compensation expense	13,460	14,562	10,612
Deferred tax (benefit) provision	(23,125)	9,725	(3,971)
Gain on sale of assets	(2,190)	(776)	(73)
Gain on sale of investments	(3,771)	—	—
Unrealized gain on investments	(1,304)	(2,660)	(1,426)
Changes in working capital items	(9,934)	5,784	13,715
Increase in other assets	(9,872)	(17,256)	(5,591)
Increase (decrease) in other liabilities	6,510	(7,150)	5,397
(Decrease) increase in pension and postretirement benefit obligations	(1,104)	9,689	(2,465)
Other operating activities, net	(5,181)	(4,533)	(7,565)
Net cash provided by operating activities	147,574	149,299	140,274
Cash flows from investing activities:
Capital expenditures	(43,200)	(44,935)	(41,682)
Acquisitions, net of cash acquired	(121,065)	(98,235)	(6,937)
Proceeds from sale of assets	4,705	3,764	1,478
Proceeds from sale of investments	9,158	—	—
Purchases of investments	(11,934)	(2,211)	—
Net cash used in investing activities	(162,336)	(141,617)	(47,141)
Cash flows from financing activities:
Proceeds from long-term debt	704,188	417,043	90,421
Payments on long-term debt	(651,166)	(388,447)	(120,380)
Purchases of treasury stock	(21,181)	(14,025)	(57,998)
Proceeds from the exercise of stock options	—	14	6,406
Dividends	(24,637)	(21,762)	(19,413)
Transactions with noncontrolling interests	—	—	(5,566)
Other financing activities	(6,303)	—	(2,318)
Net cash provided by (used in) financing activities	901	(7,177)	(108,848)
Effect of exchange rate changes on cash	(2,082)	1,299	(770)
Net change in cash and cash equivalents	(15,943)	1,804	(16,485)
Cash and cash equivalents at beginning of year	57,515	55,711	72,196
Cash and cash equivalents at end of year	$41,572	$57,515	$55,711

Cash paid during the year for:
Interest	$37,232	$26,271	$24,133
Income taxes	11,014	8,472	11,855
Non-cash investing and financing activities:
Acquisition of long-term asset under financing arrangement	$14,544	$—	$—

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

The Company has facilities in the North America, Europe, Asia, Australia, and Central and South America.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation:

The consolidated financial statements include all domestic and foreign subsidiaries in which the Company maintains an ownership interest and has operating control. Investments in certain companies over which the Company exerts significant influence, but does not control the financial and operating decisions, are accounted for as equity method investments.  Investments in certain companies over which the Company does not exert significant influence are accounted for as cost-method investments. All intercompany accounts and transactions have been eliminated.

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

Inventories:

Inventories are stated at the lower of cost or net realizable value with cost generally determined under the average cost method. Inventory costs include material, labor, and applicable manufacturing overhead (including depreciation) and other direct costs. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.

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

Goodwill and Other Intangible Assets:

Intangible assets with finite useful lives are amortized over their estimated useful lives, ranging from 2 to 15 years, and are reviewed when appropriate for possible impairment, similar to property, plant and equipment.  Goodwill and intangible assets with indefinite lives are not amortized, but are tested annually for impairment, or when circumstances indicate that a possible impairment may exist.  In general, when the carrying value of these assets exceeds the implied fair value, an impairment loss must be recognized.  A significant decline in cash flows generated from these assets may result in a write-down of the carrying values of the related assets. For purposes of testing goodwill for impairment, the Company uses a combination of valuation techniques, including discounted cash flows and other market indicators. For purposes of testing indefinite-lived intangible assets, the Company generally uses a relief from royalty method.

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

Comprehensive Income (Loss):

Comprehensive income (loss) consists of net income adjusted for changes, net of any related income tax effect, in cumulative foreign currency translation, the fair value of derivatives, unrealized investment gains and losses and remeasurement of pension and other postretirement liabilities.

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

For pre-need sales of memorials and vases, revenue is recognized when the memorial has been manufactured to the customer's specifications (e.g., name and birth date), title has been transferred to the customer and the memorial and vase are placed in storage for future delivery.  A liability has been recorded for the estimated costs of finishing pre-need bronze memorials and vases that have been manufactured and placed in storage prior to July 1, 2003 for future delivery.  Beginning July 1, 2003, revenue is deferred by the Company on the portion of pre-need sales attributable to the final finishing and storage of the pre-need merchandise.  Deferred revenue for final finishing is recognized at the time the pre-need merchandise is finished and shipped to the customer.  Deferred revenue related to storage is recognized on a straight-line basis over the estimated average time that pre-need merchandise is held in storage.  At September 30, 2018, the Company held 329,341 memorials and 220,901 vases in its storage facilities under the pre-need sales program.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (continued)

Research and Development Expenses:

Research and development costs are expensed as incurred and were approximately $24,984, $20,722 and $16,362 for the years ended September 30, 2018, 2017 and 2016, respectively.

Stock-Based Compensation:

Stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the employee requisite service period.  A binomial lattice model is utilized to determine the fair value of awards that have vesting conditions based on market targets.

Income Taxes:

Deferred tax assets and liabilities are provided for the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse.  Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized.  Deferred income taxes have not been provided on certain undistributed earnings of foreign subsidiaries since they have been included as a component of the U.S. Tax Cuts and Jobs Act transition tax, and such earnings are considered to be reinvested indefinitely.

Earnings Per Share:

Basic earnings per share is computed by dividing net income by the average number of common shares outstanding. Diluted earnings per share is computed using the treasury stock method, which assumes the issuance of common stock for all dilutive securities.

3.     ACCOUNTING PRONOUNCEMENTS:

Issued

In August 2018, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20), which modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans.  This ASU is effective for the Company beginning in interim periods starting in fiscal year 2021. The adoption of this ASU is not expected to have a material impact on the Company's consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements on fair value measurements including the consideration of costs and benefits.  This ASU is effective for the Company beginning in interim periods starting in fiscal year 2020. The adoption of this ASU is not expected to have a material impact on the Company's consolidated financial statements.

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815), which provides new guidance intended to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. This ASU is effective for the Company beginning in fiscal year 2020. The adoption of this ASU is not expected to have a material impact on the Company's consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

3.     ACCOUNTING PRONOUNCEMENTS, (continued)

In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718), which provides new guidance intended to clarify and reduce complexities in applying stock compensation guidance to a change to the terms or conditions of share-based payment awards. This ASU is effective for the Company beginning in fiscal year 2019. The adoption of this ASU is not expected to have a material impact on the Company's consolidated financial statements.

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

In October 2016, the FASB issued ASU 2016-16, Income Taxes - Intra-Entity Transfers of Assets Other Than Inventory (Topic 740), which will require an entity to recognize the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. This ASU is effective for the Company beginning in interim periods starting in fiscal year 2019. The Company continues to evaluate the impact this standard will have on the Company’s financial statements but believes there will not be a material change once adopted.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which provides new guidance on how an entity should account for leases and recognize associated lease assets and liabilities. This ASU requires lessees to recognize assets and liabilities that arise from financing and operating leases on the Consolidated Balance Sheet. During 2017 and 2018, the FASB issued four ASUs that address implementation issues and correct or improve certain aspects of the new lease guidance, including ASU 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842), ASU 2018-01, Leases (Topic 842) Land Easement Practical Expedient for Transition to Topic 842, ASU 2018-10, Codification Improvements to Topic 842, Leases, and ASU 2018-11, Leases (Topic 842): Targeted Improvements. These ASUs do not change the core principles in the lease guidance outlined above. ASU No. 2018-11 provides an additional transition method to adopt ASU No. 2016-02. Under the new transition method, an entity initially applies the new leases standard at the adoption date versus at the beginning of the earliest period presented and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. ASU No. 2016-02 and the related ASUs referenced above are effective for the Company beginning in interim periods starting in fiscal year 2020, and allow for early adoption. The Company is in the process of assessing the impact these ASUs will have on its consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers: Topic 606. This ASU replaces nearly all existing U.S. GAAP guidance on revenue recognition. The standard prescribes a five-step model for recognizing revenue, the application of which will require significant judgment. The FASB issued ASU 2015-14 in August 2015 which resulted in a deferral of the original effective date of ASU 2014-09. During 2016 and 2017, the FASB issued six ASUs that address implementation issues and correct or improve certain aspects of the new revenue recognition guidance, including ASU 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU 2016-10, Identifying Performance Obligations and Licensing, ASU 2016-12, Narrow-Scope Improvements and Practical Expedients, ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, ASU 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842) and ASU 2017-14, Income Statement—Reporting Comprehensive Income (Topic 220), Revenue Recognition (Topic 605), and Revenue from Contracts with Customers (Topic 606). These ASUs do not change the core principles in the revenue recognition guidance outlined above. ASU No. 2014-09 and the related ASUs referenced above are effective for Matthews beginning October 1, 2018. The Company has completed its assessment of all global revenue arrangements and related impact of the new standard compared to historical accounting policies and has concluded the adoption of these ASUs will not have a material impact on its consolidated financial statements. The Company adopted the provisions of these ASUs using the modified retrospective method, with the cumulative effect of initially applying it recognized at the date of initial application. There was no cumulative effect adjustment recognized to retained earnings on October 1, 2018. The Company is continuing to assess the ultimate impact that the adoption of this standard will have on its consolidated financial statement disclosures.

Adopted

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220), which provides new guidance to allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the U.S. Tax Cuts and Jobs Act. The amount of reclassification is the difference between the Company's historical U.S. income tax rate and the newly enacted 21% corporate income tax rate. The Company early adopted this ASU in the third quarter ended June 30, 2018. The adoption of this ASU resulted in a decrease to AOCI and corresponding increase to retained earnings of $8,814.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment, which provides new guidance intended to simplify the subsequent measurement of goodwill and removing Step 2 from the goodwill impairment process.  The Company early adopted this ASU in the first quarter ended December 31, 2017. The adoption of this ASU had no impact on the Company's consolidated financial statements, but modifies the methodology to assess and measure goodwill impairment prospectively.

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
Level 3:                         Unobservable inputs for the asset or liability.

As of September 30, 2018 and 2017, the fair values of the Company's assets and liabilities measured on a recurring basis were categorized as follows:

	September 30, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Derivatives (1)	$—	$11,309	$—	$11,309
Equity and fixed income mutual funds	—	22,758	—	22,758
Life insurance policies	—	5,894	—	5,894
Total assets at fair value	$—	$39,961	$—	$39,961

Liabilities:
Derivatives (1)	$—	$—	$—	$—
Total liabilities at fair value	$—	$—	$—	$—

(1) Interest rate swaps are valued based on observable market swap rates and are classified within Level 2 of the fair value hierarchy.

	September 30, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Derivatives (1)	$—	$3,990	$—	$3,990
Equity and fixed income mutual funds	—	21,649	—	21,649
Life insurance policies	—	5,810	—	5,810
Total assets at fair value	$—	$31,449	$—	$31,449

Liabilities:
Derivatives (1)	$—	$31	$—	$31
Total liabilities at fair value	$—	$31	$—	$31

(1) Interest rate swaps are valued based on observable market swap rates and are classified within Level 2 of the fair value hierarchy.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

5.    INVENTORIES:

Inventories at September 30, 2018 and 2017 consisted of the following:

	2018	2017
Raw materials	$34,880	$29,396
Work in process	67,827	61,917
Finished goods	77,744	80,132
	$180,451	$171,445

6.    INVESTMENTS:

Equity and fixed income mutual funds are classified as trading securities and recorded at fair value.  The market value of these investments exceeded cost by $838 and $785 at September 30, 2018 and 2017, respectively. Realized and unrealized gains and losses are recorded in investment income.  Realized gains (losses) for fiscal 2018, 2017 and 2016 were not material.  Other investments include ownership interests in various entities of less than 20%, which are recorded under the cost-method of accounting.

At September 30, 2018 and 2017, non-current investments were as follows:

	2018	2017
Equity and fixed income mutual funds	$22,758	$21,649
Life insurance policies	5,894	5,810
Other investments	16,778	10,208
	$45,430	$37,667

During fiscal 2018, the Company purchased an $11,747 ownership interest in a company in the SGK Brand Solutions segment, which was recorded as a cost-method investment. In fiscal 2018, the Company also sold certain of its cost-method investments for net proceeds totaling $9,159. In connection with these dispositions, the Company recognized $3,771 of pre-tax gains within other income (deductions), net.

7.     PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment and the related accumulated depreciation at September 30, 2018 and 2017 were as follows:

	2018	2017
Buildings	$113,027	$104,604
Machinery, equipment and other	452,846	412,980
	565,873	517,584
Less accumulated depreciation	(357,827)	(335,346)
	208,046	182,238
Land	18,017	16,845
Construction in progress	26,712	36,450
	$252,775	$235,533

Depreciation expense, including amortization of assets under capital lease, was $45,412, $44,668 and $44,659 for each of the three years ended September 30, 2018, 2017 and 2016, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

8.    LONG-TERM DEBT:

Long-term debt at September 30, 2018 and 2017 consisted of the following:

	2018	2017
Revolving credit facilities	$322,711	$551,126
Securitization facility	102,250	95,825
Senior secured term loan	212,086	232,479
2025 Senior Notes	296,176	—
Notes payable to banks	17,895	21,831
Short-term borrowings	4,915	4,735
Capital lease obligations	4,569	5,134
	960,602	911,130
Less current maturities	(31,260)	(29,528)
	$929,342	$881,602

The Company has a domestic credit facility with a syndicate of financial institutions that includes a $900,000 senior secured revolving credit facility and a $250,000 senior secured amortizing term loan. The term loan requires scheduled principal payments of 5.0% of the outstanding principal in year one, 7.5% in year two, and 10.0% in years three through five, payable in quarterly installments.  The balance of the revolving credit facility and the term loan are due on the maturity date of April 26, 2021. Borrowings under both the revolving credit facility and the term loan bear interest at LIBOR plus a factor ranging from 0.75% to 2.00% (1.50% at September 30, 2018) based on the Company's leverage ratio.  The secured leverage ratio is defined as net secured indebtedness divided by adjusted EBITDA (earnings before interest, taxes, depreciation and amortization).  The Company is required to pay an annual commitment fee ranging from 0.15% to 0.25% (based on the Company's leverage ratio) of the unused portion of the revolving credit facility.

The domestic credit facility requires the Company to maintain certain leverage and interest coverage ratios. A portion of the facility (not to exceed $35,000) is available for the issuance of trade and standby letters of credit. Outstanding borrowings on the revolving credit facility at September 30, 2018 and 2017 were $319,500 and $525,000, respectively. Outstanding borrowings on the term loan at September 30, 2018 and 2017 was $212,086 and $232,479, respectively. The weighted-average interest rate on outstanding borrowings for the domestic credit facility (including the effects of interest rate swaps) at September 30, 2018 and 2017 was 3.12% and 3.01%, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

8.     LONG-TERM DEBT, (continued)

The Company has a $115,000 accounts receivable securitization facility (the "Securitization Facility") with certain financial institutions. The Securitization Facility was amended in April 2018 to extend the maturity date until April 11, 2020. Under the Securitization Facility, the Company and certain of its domestic subsidiaries sell, on a continuous basis without recourse, their trade receivables to Matthews Receivables Funding Corporation, LLC (“Matthews RFC”), a wholly-owned bankruptcy-remote subsidiary of the Company. Matthews RFC in turn assigns a collateral interest in these receivables to certain financial institutions, and then may borrow funds under the Securitization Facility. The Securitization Facility does not qualify for sale treatment. Accordingly, the trade receivables and related debt obligations remain on the Company's Consolidated Balance Sheet. Borrowings under the Securitization Facility bear interest at LIBOR plus 0.75%. The Company is required to pay an annual commitment fee ranging from 0.25% to 0.35% of the unused portion of the Securitization Facility. Outstanding borrowings under the Securitization Facility at September 30, 2018 and 2017 were $102,250 and $95,825, respectively. The interest rate on borrowings under this facility at September 30, 2018 and 2017 was 3.01% and 1.98%, respectively.

The following table presents information related to interest rate contracts entered into by the Company and designated as cash flow hedges:

	September 30, 2018	September 30, 2017
Pay fixed swaps - notional amount	$343,750	$414,063
Net unrealized gain (loss)	$11,309	$3,959
Weighted-average maturity period (years)	2.7	3.3
Weighted-average received rate	2.26%	1.23%
Weighted-average pay rate	1.37%	1.34%

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

The fair value of the interest rate swaps reflected an unrealized gain, net of unrealized losses, of $11,309 ($8,538 after tax) and an unrealized gain, net of unrealized losses, of $3,959 ($2,415 after tax) at September 30, 2018 and 2017, respectively, that is included in shareholders' equity as part of accumulated other comprehensive income ("AOCI").  Assuming market rates remain constant with the rates at September 30, 2018, a gain (net of tax) of approximately $2,920 included in AOCI is expected to be recognized in earnings over the next twelve months.

At September 30, 2018 and 2017, the interest rate swap contracts were reflected on a gross-basis in the consolidated balance sheets as follows:

Derivatives:	2018	2017
Current assets:
Other current assets	$3,867	$1,098
Long-term assets:
Other assets	7,442	2,892
Current liabilities:
Other current liabilities	—	(7)
Long-term liabilities:
Other liabilities	—	(24)
Total derivatives	$11,309	$3,959

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

8.     LONG-TERM DEBT, (continued)

The gains (losses) recognized on derivatives was as follows:

Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		2018	2017	2016
Interest rate swaps	Interest expense	$1,380	$1,752	$(3,146)

The Company recognized the following gains (losses) in AOCI:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives			Location of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income(Effective Portion*)
	2018	2017	2016	(Effective Portion*)	2018	2017	2016

Interest rate swaps	$6,095	$7,043	$(3,230)	Interest expense	$1,042	$1,069	$(1,919)
*There is no ineffective portion or amount excluded from effectiveness testing.

The Company, through certain of its European subsidiaries, has a credit facility with a European bank, which is guaranteed by Matthews.  The maximum amount of borrowings available under this facility is €35.0 million ($40,626).  The credit facility matures in December 2018 and the Company intends to extend this facility. Outstanding borrowings under this facility were €2.8 million ($3,211) and €22.1 million ($26,126) at September 30, 2018 and 2017, respectively. The weighted-average interest rate on outstanding borrowings under this facility was 1.75% and 1.75% at September 30, 2018 and 2017, respectively.

The Company’s German subsidiary, Matthews Europe GmbH & Co. KG, has €15.0 million ($17,411) of senior unsecured notes with European banks.  The notes are guaranteed by Matthews and mature in November 2019.  A portion of the notes (€5.0 million) have a fixed interest rate of 1.40%, and the remainder bear interest at Euro LIBOR plus 1.40%.  The weighted-average interest rate on the notes at September 30, 2018 and 2017 was 1.40%.

Other debt totaled $5,399 and $8,846 at September 30, 2018 and 2017, respectively. The weighted-average interest rate on these outstanding borrowings was 2.21% and 2.49% at September 30, 2018 and 2017, respectively.

In September 2014, a claim was filed seeking to draw upon a letter of credit issued by the Company of £8,570,000 ($11,170 at September 30, 2018) with respect to a performance guarantee on an environmental solutions project in Saudi Arabia. Management assessed the customer's demand to be without merit and initiated an action with the court in the United Kingdom (the "Court"). Pursuant to this action, an order was issued by the Court in January 2015 requiring that, upon receipt by the customer, the funds were to be remitted by the customer to the Court pending resolution of the dispute between the parties. As a result, the Company made payment on the draw to the financial institution for the letter of credit and the funds were ultimately received by the customer. The customer did not remit the funds to the Court as ordered. On June 14, 2016, the Court ruled completely in favor of Matthews following a trial on the merits. However, as the customer has neither yet remitted the funds nor complied with the final, un-appealed orders of the Court, it is possible the resolution of this matter could have an unfavorable financial impact on Matthews’ results of operations. The Company has determined that resolution of this matter may take an extended period of time and therefore has classified the funded letter of credit within other assets on the Consolidated Balance Sheets as of September 30, 2018 and 2017. The Company will continue to assess collectability related to this matter as facts and circumstances further evolve.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

8.     LONG-TERM DEBT, (continued)

As of September 30, 2018 and 2017, the fair value of the Company's long-term debt, including current maturities, which is classified as Level 2 in the fair value hierarchy, approximated the carrying value included in the Consolidated Balance Sheets. The Company was in compliance with all of its debt covenants as of September 30, 2018.

Aggregate maturities of long-term debt, including short-term borrowings and capital leases, is as follows:

2019	$34,471
2020	145,176
2021	482,102
2022	325
2023	247
Thereafter	298,281
$960,602

9.     SHAREHOLDERS' EQUITY:

The authorized common stock of the Company consists of 70,000,000 shares of Class A Common Stock, $1.00 par value.

The Company has a stock repurchase program.  The buy-back program is designed to increase shareholder value, enlarge the Company's holdings of its common stock, and add to earnings per share.  Repurchased shares may be retained in treasury, utilized for acquisitions, or reissued to employees or other purchasers, subject to the restrictions set forth in the Company's Restated Articles of Incorporation.  Under the current authorization, the Company's Board of Directors has authorized the repurchase of a total of 5,000,000 shares of Matthews' common stock under the program, of which 1,422,282 shares remain available for repurchase as of September 30, 2018.

10.     SHARE-BASED PAYMENTS:

The Company maintains an equity incentive plan (the "2017 Equity Incentive Plan") that provides for grants of stock options, restricted shares, stock-based performance units and certain other types of stock-based awards. The Company also maintains an equity incentive plan (the "2012 Equity Incentive Plan") that previously provided for grants of stock options, restricted shares, stock-based performance units and certain other types of stock-based awards.  Under the 2017 Equity Incentive Plan, which has a ten-year term, the maximum number of shares available for grants or awards is an aggregate of 1,700,000.  There will be no further grants under the 2012 Equity Incentive Plan. At September 30, 2018, there were 1,700,000 shares reserved for future issuance under the 2017 Equity Incentive Plan. All Plans are administered by the Compensation Committee of the Board of Directors.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

10.            SHARE-BASED PAYMENTS, (continued)

For the years ended September 30, 2018, 2017 and 2016, stock-based compensation cost totaled $13,460, $14,562 and $10,612, respectively. The years ended September 30, 2018 and 2017 included $2,850 and $3,337, respectively, of stock-based compensation cost that was recognized at the time of grant for retirement-eligible employees. The associated future income tax benefit recognized was $2,826, $5,534 and $4,139 for the years ended September 30, 2018, 2017 and 2016, respectively.

There were no stock options exercised during fiscal 2018. The amount of cash received from the exercise of stock options was $14 and $6,406, for the years ended September 30, 2017 and 2016, respectively. In connection with these exercises, the tax benefits realized by the Company were $3 and $932 for the years ended September 30, 2017 and 2016, respectively.

The transactions for restricted stock for the year ended September 30, 2018 were as follows:

	Shares	Weighted- average Grant-date Fair Value
Non-vested at September 30, 2017	501,184	$53.65
Granted	234,100	57.05
Vested	(174,295)	51.41
Expired or forfeited	(6,756)	59.72
Non-vested at September 30, 2018	554,233	$55.71

As of September 30, 2018, the total unrecognized compensation cost related to unvested restricted stock was $6,190 which is expected to be recognized over a weighted-average period of 1.5 years.

The fair value of each restricted stock grant is estimated on the date of grant using a binomial lattice valuation model.  The following table indicates the assumptions used in estimating fair value of restricted stock for the years ended September 30, 2018, 2017 and 2016.

	2018	2017	2016
Expected volatility	20.5%	20.2%	20.7%
Dividend yield	1.0%	1.1%	1.0%
Average risk-free interest rate	2.0%	1.7%	1.7%
Average expected term (years)	2.1	2.1	2.1

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

10.            SHARE-BASED PAYMENTS, (continued)

The Company maintains the 1994 Director Fee Plan and the Amended and Restated 2014 Director Fee Plan (collectively, the "Director Fee Plans").  There will be no further fees or share-based awards granted under the 1994 Director Fee Plan.  Under the Amended and Restated 2014 Director Fee Plan, non-employee directors (except for the Chairman of the Board) each receive, as an annual retainer fee for fiscal 2018, either cash or shares of the Company's Class A Common Stock with a value equal to $85.  The annual retainer fee for fiscal 2018 paid to a non-employee Chairman of the Board is $185.  Where the annual retainer fee is provided in shares, each director may elect to be paid these shares on a current basis or have such shares credited to a deferred stock account as phantom stock, with such shares to be paid to the director subsequent to leaving the Board.  The value of deferred shares is recorded in other liabilities.  A total of 22,745 shares had been deferred under the Director Fee Plans at September 30, 2018.  Additionally, non-employee directors each receive an annual stock-based grant (non-statutory stock options, stock appreciation rights and/or restricted shares) with a value of $125 for fiscal year 2018.  A total of 22,300 stock options have been granted under the Director Fee Plans.  At September 30, 2018, there were no options outstanding. Additionally, 173,229 shares of restricted stock have been granted under the Director Fee Plans, 70,079 of which were issued under the Amended and Restated 2014 Director Fee Plan. 20,940 shares of restricted stock are unvested at September 30, 2018.  A total of 150,000 shares have been authorized to be issued under the Amended and Restated 2014 Director Fee Plan.

11.     EARNINGS PER SHARE:

The information used to compute earnings per share attributable to Matthews' common shareholders was as follows:

	2018	2017	2016
Net income available to Matthews shareholders	$107,371	$74,368	$66,749

Weighted-average shares outstanding (in thousands):
Basic shares	31,674	32,240	32,642
Effect of dilutive securities	187	330	262
Diluted shares	31,861	32,570	32,904

Anti-dilutive securities excluded from the dilutive calculation were insignificant for the fiscal years ended September 30, 2018, 2017, and 2016.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

12.    PENSION AND OTHER POSTRETIREMENT PLANS:

The Company provides defined benefit pension and other postretirement plans to certain employees. Effective January 1, 2014, the Company's principal retirement plan was closed to new participants.  The following provides a reconciliation of benefit obligations, plan assets and funded status of the plans as of the Company's actuarial valuation as of September 30, 2018 and 2017:

	Pension		Other Postretirement
	2018	2017	2018	2017
Change in benefit obligation:
Benefit obligation, beginning of year	$259,672	$263,566	$20,316	$23,290
Service cost	8,159	8,553	335	392
Interest cost	8,210	7,362	631	626
Actuarial gain	(15,229)	(4,264)	(907)	(2,600)
Exchange (gain) loss	(180)	589	—	—
Benefit payments	(19,079)	(16,134)	(1,549)	(1,392)
Benefit obligation, end of year	241,553	259,672	18,826	20,316

Change in plan assets:
Fair value, beginning of year	155,634	151,864	—	—
Actual return	10,914	12,586	—	—
Benefit payments (1)	(19,079)	(16,134)	(1,549)	(1,392)
Employer contributions	11,193	7,318	1,549	1,392
Fair value, end of year	158,662	155,634	—	—

Funded status	(82,892)	(104,039)	(18,828)	(20,317)
Unrecognized actuarial loss (gain)	53,405	73,616	(2,376)	(1,469)
Unrecognized prior service cost	(552)	(690)	(525)	(720)
Net amount recognized	$(30,039)	$(31,113)	$(21,729)	$(22,506)

Amounts recognized in the consolidated balance sheet:
Current liability	$(857)	$(766)	$(1,075)	$(1,044)
Noncurrent benefit liability	(82,035)	(103,273)	(17,753)	(19,273)
Accumulated other comprehensive loss (income)	52,853	72,926	(2,901)	(2,189)
Net amount recognized	$(30,039)	$(31,113)	$(21,729)	$(22,506)

Amounts recognized in accumulated
other comprehensive loss (income):
Net actuarial loss (income)	$53,405	$73,616	$(2,376)	$(1,469)
Prior service cost	(552)	(690)	(525)	(720)
Net amount recognized	$52,853	$72,926	$(2,901)	$(2,189)

(1) Pension benefit payments in fiscal 2018 and 2017 includes $6,800 and $5,655 of lump sum distributions, respectively, that were made to certain terminated vested employees as settlements of the employees' pension obligations. These distributions did not meet the threshold to qualify as settlements under U.S. GAAP and therefore, no unamortized actuarial losses were recognized in the Statements of Income upon completion of the lump sum distributions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

12.     PENSION AND OTHER POSTRETIREMENT PLANS, (continued)

Based upon actuarial valuations performed as of September 30, 2018 and 2017, the accumulated benefit obligation for the Company's defined benefit pension plans was $224,265 and $238,307 at September 30, 2018 and 2017, respectively, and the projected benefit obligation for the Company's defined benefit pension plans was $241,553 and $259,672 at September 30, 2018 and 2017, respectively.

Net periodic pension and other postretirement benefit cost for the plans included the following:

	Pension			Other Postretirement
	2018	2017	2016	2018	2017	2016
Service cost	$8,159	$8,553	$7,446	$335	$392	$402
Interest cost	8,210	7,362	9,725	631	626	845
Expected return on plan assets	(10,136)	(9,249)	(9,625)	—	—	—
Amortization:
Prior service cost	(138)	(181)	(183)	(195)	(195)	(195)
Net actuarial loss	7,018	10,034	7,468	—	—	—
Net benefit cost	$13,113	$16,519	$14,831	$771	$823	$1,052

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

Benefit payments under the Company's principal retirement plan are made from plan assets, while benefit payments under the supplemental retirement plan and postretirement benefit plan are made from the Company's operating cash.  Under I.R.S. regulations, the Company was not required to make any significant contributions to its principal retirement plan in fiscal 2018. The Company is not required to make any significant cash contributions to its principal retirement plan in fiscal 2019.

Contributions made in fiscal 2018 are as follows:

Contributions	Pension	Other Postretirement
Principal retirement plan	$10,000	$—
Supplemental retirement plan	749	—
Other retirement plans	444	—
Other postretirement plan	—	1,549

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

12.     PENSION AND OTHER POSTRETIREMENT PLANS, (continued)

Amounts of AOCI expected to be recognized in net periodic benefit costs in fiscal 2019 include:

	Pension Benefits	Other Postretirement Benefits
Net actuarial loss	$4,246	$(59)
Prior service cost	(186)	(195)

The weighted-average assumptions in the following table represent the rates used to develop the actuarial present value of the projected benefit obligation for the year listed and also the net periodic benefit cost for the following year. The measurement date of annual actuarial valuations for the Company's principal retirement and other postretirement benefit plans was September 30, for fiscal 2018, 2017 and 2016.  The weighted-average assumptions for those plans were:

	Pension			Other Postretirement
	2018	2017	2016	2018	2017	2016
Discount rate	4.21%	3.76%	3.51%	4.19%	3.72%	3.42%
Return on plan assets	6.75%	6.75%	7.25%	—	—	—
Compensation increase	3.50%	3.50%	3.50%	—	—	—

In October 2014, the Society of Actuaries' Retirement Plans Experience Committee ("RPEC") released new mortality tables known as RP 2014. Each year, RPEC releases an update to the mortality improvement assumption that was released with the RP 2014 tables. The Company considered the RPEC mortality and mortality improvement tables and performed a review of its own mortality history to assess the appropriateness of the RPEC tables for use in generating financial results.  In fiscal years 2018, 2017 and 2016, the Company elected to value its principal retirement and other postretirement benefit plan liabilities using the base RP 2014 mortality table and a slightly modified fully generational mortality improvement assumption. The revised assumption uses the most recent RPEC mortality improvement table for all years where the RPEC tables are based on finalized data, and the most recently published Social Security Administration Intermediate  mortality improvement for subsequent years.

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

The Company's defined benefit pension plans' weighted-average asset allocation at September 30, 2018 and 2017 and weighted-average target allocation were as follows:

	Plan Assets at		Target
Asset Category	2018	2017	Allocation*
Equity securities	$92,745	$77,245	50%
Fixed income, cash and cash equivalents	44,250	49,008	30%
Other investments	21,667	29,381	20%
	$158,662	$155,634	100%

* Target allocation relates to the Company's primary defined benefit pension plan

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

12.     PENSION AND OTHER POSTRETIREMENT PLANS, (continued)

Based on an analysis of the historical and expected future performance of the plan's assets and information provided by its independent investment advisor, the Company set the long-term rate of return assumption for its primary defined benefit pension plans' assets at 6.75% in 2018 for purposes of determining pension cost and funded status under current guidance.  The Company's discount rate assumption used in determining the present value of the projected benefit obligation is based upon published indices.

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

The Company's defined benefit pension plans' asset categories at September 30, 2018 and 2017 were as follows:

	September 30, 2018
Asset Category	Level 1	Level 2	Level 3	Total
Equity securities - stocks	$46,628	$—	$—	$46,628
Equity securities - mutual funds	46,117	—	—	46,117
Fixed income securities	26,789	14,785	—	41,574
Cash and cash equivalents	2,676	—	—	2,676
Other investments	11,552	—	10,115	21,667
Total	$133,762	$14,785	$10,115	$158,662

	September 30, 2017
Asset Category	Level 1	Level 2	Level 3	Total
Equity securities - stocks	$42,731	$—	$—	$42,731
Equity securities - mutual funds	34,514	—	—	34,514
Fixed income securities	30,032	14,870	—	44,902
Cash and cash equivalents	4,106	—	—	4,106
Other investments	19,901	—	9,480	29,381
Total	$131,284	$14,870	$9,480	$155,634

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

12.     PENSION AND OTHER POSTRETIREMENT PLANS, (continued)

Changes in the fair value of Level 3 assets at September 30, 2018 and 2017 are summarized as follows:

Asset Category	Fair Value, Beginning of Period	Acquisitions	Dispositions	Realized Gains	Unrealized Gains (Losses)	Fair Value, End of Period
Other investments:
Fiscal Year Ended:
September 30, 2018	$9,480	$—	$(149)	$261	$523	$10,115
September 30, 2017	12,816	—	(3,286)	418	(468)	9,480

Benefit payments expected to be paid are as follows:

Years ending September 30:	Pension Benefits	Other Postretirement Benefits

2019	$10,348	$1,075
2020	10,602	1,036
2021	11,141	1,062
2022	12,408	1,098
2023	12,772	1,117
2024-2028	72,916	6,062
	$130,187	$11,450

For measurement purposes, a rate of increase of 7.8% in the per capita cost of health care benefits was assumed for 2019; the rate was assumed to decrease gradually to 4.0% for 2058 and remain at that level thereafter.  Assumed health care cost trend rates have a significant effect on the amounts reported.  An increase in the assumed health care cost trend rates by one percentage point would have increased the accumulated postretirement benefit obligation as of September 30, 2018 by $705 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year then ended by $46.  A decrease in the assumed health care cost trend rates by one percentage point would have decreased the accumulated postretirement benefit obligation as of September 30, 2018 by $622 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year then ended by $40.

The Company sponsors defined contribution plans for hourly and salary employees. The expense associated with the contributions made to these plans was $8,685, $8,620, and $8,117 for the fiscal years ended September 30, 2018, 2017 and 2016, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

13.     ACCUMULATED OTHER COMPREHENSIVE INCOME:

The changes in AOCI by component, net of tax, for the years ended September 30, 2018, 2017 and 2016 were as follows:

		Postretirement Benefit Plans	Currency Translation Adjustment		Derivatives	Total
Attributable to Matthews:
Balance, September 30, 2015		$(43,474)	$(104,604)		$(2,248)	$(150,326)
OCI before reclassification		(16,901)	(17,655)		(3,230)	(37,786)
Amounts reclassified from AOCI	(a)	4,325	—	(b)	1,919	6,244
Net current-period OCI		(12,576)	(17,655)		(1,311)	(31,542)
Balance, September 30, 2016		$(56,050)	$(122,259)		$(3,559)	$(181,868)
OCI before reclassification		6,536	9,352		7,043	22,931
Amounts reclassified from AOCI	(a)	5,891	—	(b)	(1,069)	4,822
Net current-period OCI		12,427	9,352		5,974	27,753
Balance, September 30, 2017		$(43,623)	$(112,907)		$2,415	$(154,115)
OCI before reclassification		10,584	(22,053)		6,095	(5,374)
Amounts reclassified from AOCI	(a)	5,047	—	(b)	(1,042)	4,005
Net current-period OCI		15,631	(22,053)		5,053	(1,369)
Reclassification of AOCI tax effects	(c)	(9,884)	—	(c)	1,070	(8,814)
Balance, September 30, 2018		$(37,876)	$(134,960)		$8,538	$(164,298)

Attributable to noncontrolling interest:
Balance, September 30, 2015		$—	$366		$—	$366
OCI before reclassification		—	(89)		—	(89)
Net current-period OCI		—	(89)		—	(89)
Balance, September 30, 2016		$—	$277		$—	$277
OCI before reclassification		—	119		—	119
Net current-period OCI		—	119		—	119
Balance, September 30, 2017		$—	$396		$—	$277
OCI before reclassification		—	71		—	71
Net current-period OCI		—	71		—	71
Balance, September 30, 2018		$—	$467		$—	$348

(a)	Amounts were included in net periodic benefit cost for pension and other postretirement benefit plans (see Note 12).

(b)	Amounts were included in interest expense in the periods the hedged item affected earnings (see Note 8).

(c)	Amounts were reclassified from AOCI to retained earnings through adoption of ASU 2018-02 (see Note 3).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

13.     ACCUMULATED OTHER COMPREHENSIVE INCOME, (continued)

Accumulated other comprehensive loss at September 30, 2018 and 2017 consisted of the following:

	2018	2017
Cumulative foreign currency translation	$(134,960)	$(112,907)
Fair value of derivatives, net of tax of $2,771 and $1,544, respectively	8,538	2,415
Minimum pension liabilities, net of tax of $12,076 and $27,114, respectively	(37,876)	(43,623)
	$(164,298)	$(154,115)

Reclassifications out of AOCI for the years ended September 30, 2018, 2017 and 2016 were as follows:

Details about AOCI Components		September 30, 2018	September 30, 2017	September 30, 2016	Affected line item in the Statement of Income
Postretirement benefit plans
Prior service (cost) credit	(a)	$333	$376	$378
Actuarial losses	(a)	(7,018)	(10,034)	(7,468)
	(b)	(6,685)	(9,658)	(7,090)	Income before income tax
		(1,638)	(3,767)	(2,765)	Income taxes
		$(5,047)	$(5,891)	$(4,325)	Net income
Derivatives
Interest rate swap contracts		$1,380	$1,752	$(3,146)	Interest expense
	(b)	1,380	1,752	(3,146)	Income before income tax
		338	683	(1,227)	Income taxes
		$1,042	$1,069	$(1,919)	Net income

(a)
Amounts are included in the computation of pension and other postretirement benefit expense, which is reported in both cost of goods sold and selling and administrative expenses.  For additional information, see Note 12.

(b)For pre-tax items, positive amounts represent income and negative amounts represent expense.

14.     INCOME TAXES:

The income tax (benefit) provision consisted of the following:

	2018	2017	2016
Current:
Federal	$(2,577)	$1,542	$18,733
State	1,051	628	1,829
Foreign	15,533	10,459	12,482
	14,007	12,629	33,044
Deferred:
Federal	(24,094)	11,887	(3,066)
State	1,315	905	(2,412)
Foreign	(346)	(3,067)	1,507
	(23,125)	9,725	(3,971)
Total	$(9,118)	$22,354	$29,073

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

14.     INCOME TAXES, (continued)

The U.S. Tax Cuts and Jobs Act (the “Act”) was enacted on December 22, 2017. The Act reduces the U.S. federal corporate tax rate from 35.0% to 21.0% effective January 1, 2018, which results in a blended U.S. statutory tax rate of 24.5% for the Company in fiscal 2018. The Act also requires a one-time transition tax on earnings of certain foreign subsidiaries that were previously deferred, and creates new taxes on certain foreign-sourced earnings. At September 30, 2018, the Company has not finalized its accounting for the tax effects of the Act; however, as described below, management has made a reasonable estimate of the effects on existing deferred tax balances and has recorded an estimated amount for its one-time transition tax. For the items for which the Company was able to determine a reasonable estimate, a provisional net tax benefit of $29,150 was recognized, which is included entirely as a component of income tax benefit (provision) for the year ended September 30, 2018. The two main components of this provisional amount are discussed below. The Company continues to await additional guidance on certain aspects of the Act which could have a significant effect upon its income tax expense.

Provisional amounts

Deferred tax assets and liabilities: The Company re-measured certain deferred tax assets and liabilities based on the rates at which these deferred tax amounts are expected to reverse in the future, which is generally 21.0% or 24.5%. This re-measurement resulted in a tax benefit of $38,010 being recognized during the year ended September 30, 2018. The Company is still analyzing certain aspects of the Act, estimating the timing of reversals, and refining its calculations, which could potentially affect the measurement of these balances, or potentially generate new deferred tax amounts.

Foreign tax effects: The Company recorded a provisional amount for its one-time transition tax for all of its foreign subsidiaries, resulting in an increase in income tax expense of $8,860 for the year ended September 30, 2018. The one-time transition tax was calculated using an estimate of the Company’s total post-1986 earnings and profits (“E&P”) that were previously deferred from U.S. income taxes. The Company has not yet finalized its determination of the total post-1986 E&P and tax pools for its foreign subsidiaries and has not fully analyzed the state income tax effects. The calculation of the one-time transition tax is also impacted by the amount of foreign E&P held in cash and other specified assets. The tax amount may change when the Company finalizes its calculation of post-1986 foreign E&P previously deferred from U.S. federal taxation and upon finalization of the calculation of cash and other specified assets.

The reconciliation of the federal statutory tax rate to the consolidated effective tax rate was as follows:

	2018	2017	2016
Federal statutory tax rate	24.5%	35.0%	35.0%
Effect of state income taxes, net of federal deduction	2.2%	1.4%	(0.6)%
Foreign taxes greater (less) than federal statutory rate	1.4%	(7.2)%	(3.5)%
Share-based compensation	(0.6)%	(1.2)%	—%
U.S. manufacturing incentive	(1.3)%	(1.8)%	(0.9)%
Tax credits	(2.7)%	(2.6)%	0.9%
Tax deductible basis difference	(1.5)%	—%	—%
Transition tax	9.0%	—%	—%
U.S. statutory tax rate change on temporary differences	(38.7)%	—%	—%
Other	(1.6)%	(0.4)%	(0.4)%
Effective tax rate	(9.3)%	23.2%	30.5%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

14.     INCOME TAXES, (continued)

The Company's consolidated income taxes for the year ended September 30, 2018 were a benefit of $9,118, compared to income tax expense of $22,354 for fiscal 2017. Fiscal 2018 primarily reflects the benefits from the U.S. tax reform enactment discussed above. The difference between the Company's fiscal 2018 effective tax rate and the blended U.S. federal statutory rate of 24.5% primarily reflected the re-measurement of U.S. deferred taxes and the benefit of credits and incentives, partially offset by the one-time transition tax and the impact of state taxes.

The Company's foreign subsidiaries had income before income taxes for the years ended September 30, 2018, 2017 and 2016 of approximately $56,424, $24,118 and $48,864, respectively.  Deferred income taxes have not been provided on certain undistributed earnings of foreign subsidiaries since they have been included as a component of the U.S. Tax Cuts and Jobs Act transition tax, and such earnings are considered to be reinvested indefinitely. At September 30, 2018, undistributed earnings of foreign subsidiaries for which deferred income taxes have not been provided approximated $289,702.

The components of deferred tax assets and liabilities at September 30, 2018 and 2017 are as follows:

	2018	2017
Deferred tax assets:
Pension and postretirement benefits	$24,597	$45,654
Accruals and reserves not currently deductible	9,596	20,579
Income tax credit carryforward	3,216	3,313
Operating and capital loss carryforwards	20,807	23,610
Stock options	5,157	8,614
Other	3,963	2,782
Total deferred tax assets	67,336	104,552
Valuation allowances	(14,137)	(20,866)
Net deferred tax assets	53,199	83,686

Deferred tax liabilities:
Depreciation	(16,156)	(4,763)
Unrealized gains and losses	(8,637)	(10,446)
Goodwill and intangible assets	(147,571)	(203,957)
Other	(517)	(1,494)
	(172,881)	(220,660)

Net deferred tax liability	$(119,682)	$(136,974)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

14.     INCOME TAXES, (continued)

At September 30, 2018, the Company had foreign net operating loss carryforwards of $60,705 and foreign capital loss carryforwards of $20,370. The Company has recorded deferred tax assets of $4,684 for state net operating loss carryforwards, and various non-U.S. income tax credit carryforwards of $2,934 which will be available to offset future income tax liabilities. If not used, state net operating losses will begin to expire in 2019.  Certain of the foreign net operating losses begin to expire in 2019 while the majority of the Company's foreign net operating losses have no expiration period. Certain of these carryforwards are subject to limitations on use due to tax rules affecting acquired tax attributes, loss sharing between group members, and business continuation.  Therefore, the Company has established tax-effected valuation allowances against these tax benefits in the amount of $14,137 at September 30, 2018.

Changes in the total amount of gross unrecognized tax benefits (excluding penalties and interest) are as follows:

	2018	2017	2016
Balance, beginning of year	$7,968	$13,820	$4,086
Increases for tax positions of prior years	7,886	839	5,762
Decreases for tax positions of prior years	—	(5,890)	(166)
Increases based on tax positions related to the current year	882	378	5,456
Decreases due to lapse of statute of limitation	(1,909)	(1,179)	(1,318)
Balance, end of year	$14,827	$7,968	$13,820

The Company had unrecognized tax benefits of $10,718 at September 30, 2018, which would impact the annual effective tax rate.  It is reasonably possible that the amount of unrecognized tax benefits could decrease by approximately $2,786 in the next 12 months primarily due to the expiration of statutes of limitation related to specific tax positions.

The Company classifies interest and penalties on tax uncertainties as a component of the provision for income taxes.  Total penalties and interest accrued were $2,229 and $1,779 at September 30, 2018 and 2017, respectively.  These accruals may potentially be applicable in the event of an unfavorable outcome of uncertain tax positions.

The Company is currently under examination in several tax jurisdictions and remains subject to examination until the statute of limitation expires for those tax jurisdictions.

As of September 30, 2018, the tax years that remain subject to examination by major jurisdiction generally are:

United States - Federal	2015 and forward
United States - State	2014 and forward
Canada	2014 and forward
Germany	2015 and forward
United Kingdom	2017 and forward
Australia	2014 and forward
Singapore	2013 and forward

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

15.     COMMITMENTS AND CONTINGENT LIABILITIES:

The Company operates various production, warehouse and office facilities and equipment under operating lease agreements.  Annual rentals under these and other operating leases were $38,934, $36,400 and $32,716 in fiscal 2018, 2017 and 2016, respectively.  Future minimum rental commitments under non-cancelable operating lease arrangements for fiscal years 2019 through 2023 are $23,183, $18,576, $14,055, $8,947 and $5,333, respectively.

The Company is party to various legal proceedings, the eventual outcome of which are not predictable.  Although the ultimate disposition of these proceedings is not presently determinable, management is of the opinion that they should not result in liabilities in an amount which would materially affect the Company's consolidated financial position, results of operations or cash flows.

The Company has employment agreements with certain employees, the terms of which expire at various dates between fiscal 2017 and 2019.  The agreements generally provide for base salary and bonus levels and include non-compete provisions.  The aggregate commitment for salaries under these agreements at September 30, 2018 was $6,811.

The Company is involved in a dispute with a customer related to a project in Saudi Arabia. It is possible the resolution of this matter could have an unfavorable financial impact on Matthews’ results of operations. See further discussion in Note 8.

16.    ENVIRONMENTAL MATTERS:

The Company's operations are subject to various federal, state and local laws and regulations relating to the protection of the environment.  These laws and regulations impose limitations on the discharge of materials into the environment and require the Company to obtain and operate in compliance with conditions of permits and other government authorizations.  As such, the Company has developed environmental, health and safety policies and procedures that include the proper handling of hazardous materials.

The Company is party to various environmental matters.  These include obligations to investigate and mitigate the effects on the environment of certain materials at various operating and non-operating sites.  The Company is currently performing environmental assessments and remediation at these sites, as appropriate.

At September 30, 2018, an accrual of $2,000 had been recorded for environmental remediation (of which $585 was classified in other current liabilities), representing management's best estimate of the probable and reasonably estimable costs of known remediation obligations for one of the Company's subsidiaries.  The accrual does not consider the effects of inflation and anticipated expenditures are not discounted to their present value.  While final resolution of these contingencies could result in costs different than current accruals, management believes the ultimate outcome will not have a significant effect on the Company's consolidated results of operations or financial position.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

17.     SUPPLEMENTAL CASH FLOW INFORMATION:

Changes in working capital items as presented in the Consolidated Statements of Cash Flows consisted of the following:

	2018	2017	2016
Current assets:
Accounts receivable	$(790)	$(7,045)	$(10,632)
Inventories	(2,869)	(2,289)	10,453
Other current assets	(16,293)	4,447	12,434
	(19,952)	(4,887)	12,255
Current liabilities:
Trade accounts payable	2,516	5,672	(11,083)
Accrued compensation	(10,940)	(2,469)	147
Accrued income taxes	(9,973)	5,054	4,079
Other current liabilities	28,415	2,414	8,317
	10,018	10,671	1,460
Net change	$(9,934)	$5,784	$13,715

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

18.     SEGMENT INFORMATION, (continued)

Information about the Company's segments follows:

	SGK Brand Solutions	Memorialization	Industrial Technologies	Other	Consolidated
Sales to external customers:
2018	$805,274	$631,392	$165,914	$—	$1,602,580
2017	770,181	615,882	129,545	—	1,515,608
2016	755,975	610,142	114,347	—	1,480,464
Intersegment sales:
2018	310	2	9	—	321
2017	356	—	2	—	358
2016	346	43	99	—	488
Depreciation and amortization:
2018	47,055	20,005	5,796	4,118	76,974
2017	41,941	19,808	2,863	3,369	67,981
2016	41,238	19,223	2,503	2,516	65,480
Operating profit:
2018	35,443	86,370	11,021	—	132,834
2017	24,919	80,652	7,032	—	112,603
2016	42,909	68,252	7,654	—	118,815
Total assets:
2018	1,300,785	814,800	198,864	61,036	2,375,485
2017	1,276,295	741,148	161,472	65,734	2,244,649
2016	1,177,816	735,985	122,179	55,061	2,091,041
Capital expenditures:
2018	22,133	15,513	2,577	2,977	43,200
2017	22,941	8,078	4,622	9,294	44,935
2016	22,043	11,870	3,461	4,308	41,682

Information about the Company's operations by geographic area follows:

	North America	Central and South America	Europe	Australia	Asia	Consolidated
Sales to external customers:
2018	$1,066,367	$6,171	$456,078	$23,276	$50,688	$1,602,580
2017	1,043,924	6,518	396,242	21,507	47,417	1,515,608
2016	1,045,718	10,160	360,678	20,043	43,865	1,480,464

Long-lived assets:
2018	1,182,250	16,535	365,455	23,037	58,302	1,645,579
2017	1,069,862	13,882	382,940	24,887	66,138	1,557,709
2016	1,042,263	13,267	334,847	23,768	50,677	1,464,822

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

19.    ACQUISITIONS:

Fiscal 2018:

On February 1, 2018, the Company acquired certain net assets of Star Granite and Bronze International, Inc. ("Star Granite") for a total purchase price of $34,713, consisting of cash of $29,713 (net of cash acquired and holdback amounts, subject to a working capital adjustment) and shares of Matthews common stock valued at $5,000. Star Granite manufactures and distributes granite and other memorialization products to cemetery and other customers across the United States and is included in the Company's Memorialization segment. Annual sales for this business were approximately $31,000 prior to the acquisition. The preliminary purchase price allocation related to the Star Granite acquisition is not finalized as of September 30, 2018, and is subject to changes as the Company obtains additional information related to fixed assets, intangible assets, and other assets and liabilities.

On November 28, 2017, the Company acquired Compass Engineering Group, Inc. ("Compass") for $51,887 (net of cash acquired, subject to a working capital adjustment). Compass provides high-quality material handling control solutions and is included in the Company's Industrial Technologies segment. Annual sales for this business were approximately $24,000 prior to the acquisition. The Company finalized the allocation of purchase price related to the Compass acquisition in the fourth quarter of fiscal 2018, resulting in an immaterial adjustment to certain working capital and intangible asset amounts.

During the first nine months of fiscal 2018, the Company completed several additional smaller acquisitions for an aggregate purchase price of $39,465 (net of cash acquired and holdback amounts, subject to working capital adjustments). These additional acquisitions strengthen the Company's operations across the SGK Brand Solutions and Memorialization segments. The Company finalized the allocation of purchase price related to certain of these acquisitions in the fourth quarter of fiscal 2018, resulting in an immaterial adjustment to certain working capital amounts. The preliminary purchase price allocations for the remaining acquisitions are not finalized as of September 30, 2018 and are subject to changes as the Company obtains additional information related to fixed assets, intangible assets, and other assets and liabilities.

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

19.     ACQUISITIONS (continued)

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

Fiscal 2016:

On February 1, 2016, the Company acquired certain net assets of Digital Design, Inc. ("DDI") for $8,773 (net of cash acquired). DDI is a manufacturer and seller of ink jet printing systems and is included in the Company's Industrial Technologies segment. The Company finalized the allocation of purchase price related to the DDI acquisition during fiscal 2017, resulting in an immaterial adjustment to certain working capital accounts.

20.     GOODWILL AND OTHER INTANGIBLE ASSETS:

Changes to goodwill during the years ended September 30, 2018 and 2017, follow.

	SGK Brand Solutions	Memorialization	Industrial Technologies	Consolidated
Goodwill	$458,510	$347,116	$56,615	$862,241
Accumulated impairment losses	(5,752)	(5,000)	—	(10,752)
Balance at September 30, 2016	452,758	342,116	56,615	851,489

Additions during period	21,361	158	11,694	33,213
Translation and other adjustments	12,024	233	835	13,092
Goodwill	491,895	347,507	69,144	908,546
Accumulated impairment losses	(5,752)	(5,000)	—	(10,752)
Balance at September 30, 2017	486,143	342,507	69,144	897,794

Additions during period	8,743	29,059	22,877	60,679
Translation and other adjustments	(9,568)	(16)	5	(9,579)
Goodwill	491,070	376,550	92,026	959,646
Accumulated impairment losses	(5,752)	(5,000)	—	(10,752)
Balance at September 30, 2018	$485,318	$371,550	$92,026	$948,894

The Company performed its annual impairment review of goodwill in the second quarter of fiscal 2018 and determined that estimated fair value for all reporting units exceeded carrying value, therefore no adjustments to the carrying value of goodwill were necessary.

In fiscal 2018, the additions to SGK Brand Solutions goodwill reflects several smaller acquisitions. The additions to Memorialization goodwill reflects the acquisitions of Star Granite and several additional smaller acquisitions. The addition to Industrial Technologies goodwill reflects the acquisition of Compass.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

20.     GOODWILL AND OTHER INTANGIBLE ASSETS, (continued)

The following tables summarize the carrying amounts and related accumulated amortization for intangible assets as of September 30, 2018 and 2017, respectively.

	Carrying Amount	Accumulated Amortization		Net
September 30, 2018
Trade names	$126,047	$—	*	$126,047
Trade names	53,523	(5,444)		48,079
Customer relationships	372,382	(110,760)		261,622
Copyrights/patents/other	20,848	(12,686)		8,162
	$572,800	$(128,890)		$443,910

September 30, 2017
Trade names	$168,467	$—	*	$168,467
Trade names	5,522	(2,030)		3,492
Customer relationships	333,632	(84,560)		249,072
Copyrights/patents/other	14,787	(11,436)		3,351
	$522,408	$(98,026)		$424,382
*Not subject to amortization

The net change in intangible assets during fiscal 2018 included the impact of foreign currency fluctuations during the period, additional amortization, and additions related to acquisitions, primarily Star Granite and Compass. During fiscal 2018, the Company also converted certain of its trade names from indefinite-lived to definite-lived, and accordingly, these intangible assets are now subject to amortization.

Amortization expense on intangible assets was $31,562, $23,313, and $20,821 in fiscal 2018, 2017 and 2016, respectively. Fiscal year amortization expense is estimated to be $32,128 in 2019, $30,388 in 2020, $28,976 in 2021, $27,387 in 2022 and $25,815 in 2023.

21.     RELATED PARTY TRANSACTION:

In May 2016, the Company purchased 970,000 common shares from members of the Schawk family, including David A. Schawk (who is a member of the Board of Directors of the Company and the Company's Group President, SGK Brand Solutions) and certain family members of Mr. Schawk and/or trusts established for the benefit of Mr. Schawk or his family members. The purchase price for the shares purchase was $50.6921625 per share, which was equal to 96.76% of the average of the high and low trading prices for the common stock as reported on the Nasdaq Global Select Market on May 12, 2016.

22.     LEGAL MATTER:

During fiscal 2017, the Company recognized loss recoveries of $11,325 related to the previously disclosed theft of funds by a former employee initially identified in fiscal 2015.

SUPPLEMENTARY FINANCIAL INFORMATION

Selected Quarterly Financial Data (Unaudited):

The following table sets forth certain items included in the Company's unaudited consolidated financial statements for each quarter of fiscal 2018 and fiscal 2017.

	Quarter Ended
	December 31	March 31	June 30	September 30	Year Ended September 30
	(Dollar amounts in thousands, except per share data)
FISCAL YEAR 2018:

Sales	$369,454	$414,061	$411,621	$407,444	$1,602,580

Gross profit	130,699	149,966	151,901	148,784	581,350

Operating profit	17,924	29,791	37,895	47,224	132,834

Net income attributable to Matthews shareholders	35,180	18,182	24,414	29,595	107,371

Earnings per share:
Basic	$1.11	$0.57	$0.77	$0.94	$3.39
Diluted	1.10	0.57	0.77	0.93	3.37

FISCAL YEAR 2017:

Sales	$348,998	$380,916	$389,630	$396,064	$1,515,608

Gross profit	127,267	138,422	144,094	153,604	563,387

Operating profit	19,063	26,828	36,786	29,926	112,603

Net income attributable to Matthews shareholders	10,322	14,920	29,485	19,641	74,368

Earnings per share:
Basic	$0.32	$0.46	$0.91	$0.61	$2.31
Diluted	0.32	0.46	0.91	0.60	2.28

FINANCIAL STATEMENT SCHEDULE

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

		Additions
Description	Balance at Beginning of Period	Charged to Expense	Charged to other Accounts(1)	Deductions(2)	Balance at End of Period
	(Dollar amounts in thousands)
Allowance for Doubtful Accounts:
Fiscal Year Ended:
September 30, 2018	$11,622	$855	$762	$(2,081)	$11,158
September 30, 2017	11,516	1,733	642	(2,269)	11,622
September 30, 2016	10,015	3,055	435	(1,989)	11,516

(1)	Amount comprised principally of acquisitions and purchase accounting adjustments in connection with acquisitions, and amounts reclassified to other accounts.

(2)	Amounts determined not to be collectible (including direct write-offs), net of recoveries.

Description	Balance at Beginning of Period	Provision Charged (Credited) To Expense(1)	Allowance Changes(2)	Other Deductions(3)	Balance at End of Period
	(Dollar amounts in thousands)
Deferred Tax Asset Valuation Allowance:
Fiscal Year Ended:
September 30, 2018	$20,866	$2,482	$(8,510)	$(701)	$14,137
September 30, 2017	22,412	(1,279)	—	(267)	20,866
September 30, 2016	20,977	2,438	—	(1,003)	22,412

(1)	Amounts relate primarily to adjustments in net operating loss carryforwards which are precluded from use.

(2)
Fiscal 2018 amounts primarily reflect the release of valuation allowances due to the termination of net operating loss carryforwards upon the liquidation of non-U.S. holding companies as part of an entity reduction plan.

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

Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures in effect as of September 30, 2018. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2018, the Company's disclosure controls and procedures were effective to provide reasonable assurance that material information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, and that such information is recorded, processed, summarized and properly reported within the appropriate time period, relating to the Company and its consolidated subsidiaries, required to be included in the Exchange Act reports, including this Annual Report on Form 10-K.

(b) Management's Report on Internal Control over Financial Reporting.

Management's Report on Internal Control over Financial Reporting is included in Management's Report to Shareholders in Item 8 of this Annual Report on Form 10-K.

(c) Report of Independent Registered Public Accounting Firm.

The Company's internal control over financial reporting as of September 30, 2018 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 of this Annual Report on Form 10-K.

(d) Changes in Internal Control over Financial Reporting.

There have been no changes in the Company's internal controls over financial reporting that occurred during the fourth fiscal quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

In addition to the information reported in Part I of this Annual Report on Form 10-K, under the caption "Officers and Executive Management of the Registrant," the information required by this item as to the directors of the Company is hereby incorporated by reference from the information appearing under the captions "General Information Regarding Corporate Governance – Audit Committee," "Proposal No. 1 – Elections of Directors" and "Compliance with Section 16(a) of the Exchange Act" in the Company's definitive proxy statement, which involves the election of the directors and is to be filed with the Securities and Exchange Commission (the "SEC") pursuant to the Exchange Act, within 120 days of the end of the Company's fiscal year ended September 30, 2018.

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

ITEM 11.  EXECUTIVE COMPENSATION.

The information required by this item as to the compensation of directors and executive management of the Company is hereby incorporated by reference from the information appearing under the captions "Compensation of Directors" and "Executive Compensation and Retirement Benefits" in the Company's definitive proxy statement which involves the election of directors and is to be filed with the SEC pursuant to the Exchange Act, within 120 days of the end of the Company's fiscal year ended September 30, 2018.  The information contained in the "Compensation Committee Report" is specifically not incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by this item as to the ownership by management and others of securities of the Company is hereby incorporated by reference from the information appearing under the caption "Stock Ownership" in the Company's definitive proxy statement, which involves the election of directors and is to be filed with the SEC pursuant to the Exchange Act, within 120 days of the end of the Company's fiscal year ended September 30, 2018.

Equity Compensation Plans:

The Company maintains an equity incentive plan (the "2017 Equity Incentive Plan") that provides for grants of stock options, restricted shares, stock-based performance units and certain other types of stock-based awards. The Company also maintains equity incentive plans (the "2012 Equity Incentive Plan" and "2007 Equity Incentive Plan") and a stock incentive plan (the "1992 Incentive Stock Plan") that previously provided for grants of stock options, restricted shares, stock-based performance units and certain other types of stock-based awards.  Under the 2017 Equity Incentive Plan, which has a ten years term, the maximum number of shares available for grants or awards is an aggregate of 1,700,000.  There will be no further grants under the 2012 Equity Incentive Plan, the 2007 Equity Incentive Plan, or the 1992 Incentive Stock Plan. At September 30, 2018, there were 1,700,000 shares reserved for future issuance under the 2017 Equity Incentive Plan. All Plans are administered by the Compensation Committee of the Board of Directors.

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

The Company maintains the 1994 Director Fee Plan and the Amended and Restated 2014 Director Fee Plan (collectively, the "Director Fee Plans").  There will be no further fees or share-based awards granted under the 1994 Director Fee Plan.  Under the Amended and Restated 2014 Director Fee Plan, non-employee directors (except for the Chairman of the Board) each receive, as an annual retainer fee for fiscal 2018, either cash or shares of the Company's Class A Common Stock with a value equal to $85.  The annual retainer fee for fiscal 2018 paid to a non-employee Chairman of the Board is $185.  Where the annual retainer fee is provided in shares, each director may elect to be paid these shares on a current basis or have such shares credited to a deferred stock account as phantom stock, with such shares to be paid to the director subsequent to leaving the Board.  The value of deferred shares is recorded in other liabilities.  A total of 22,745 shares had been deferred under the Director Fee Plans at September 30, 2018.  Additionally, non-employee directors each receive an annual stock-based grant (non-statutory stock options, stock appreciation rights and/or restricted shares) with a value of $125 for fiscal year 2018.  A total of 22,300 stock options have been granted under the Director Fee Plans.  At September 30, 2018, there were no options outstanding. Additionally, 173,229 shares of restricted stock have been granted under the Director Fee Plans, 70,079 of which were issued under the Amended and Restated 2014 Director Fee Plan. 20,940 shares of restricted stock are unvested at September 30, 2018.  A total of 150,000 shares have been authorized to be issued under the Amended and Restated 2014 Director Fee Plan.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, continued

The following table provides information about grants under the Company's equity compensation plans as of September 30, 2018:

	Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
1992 Stock Incentive Plan	—	$—	—	(1)
2007 Equity Incentive Plan	—	—	—	(2)
2012 Equity Incentive Plan	—	—	—	(3)
2017 Equity Incentive Plan	—	—	1,700,000	(4)
Employee Stock Purchase Plan	—	—	1,508,610	(5)
1994 Director Fee Plan	10,105	—	—	(6)
Amended and Restated 2014 Director Fee Plan	12,640	—	67,281	(7)
Equity compensation plans not approved by security holders	None	None	None
Total	22,745	$—	3,275,891

(1)	As a result of the approval of the 2007 Equity Incentive Plan, no further grants or awards will be made under the 1992 Incentive Stock Plan.

(2)	As a result of the approval of the 2012 Equity Incentive Plan, no further grants or awards will be made under the 2007 Incentive Stock Plan.

(3)	As a result of the approval of the 2017 Equity Incentive Plan, no further grants or awards will be made under the 2012 Incentive Stock Plan.

(4)
The 2017 Equity Incentive Plan was approved in February 2018.  The Plan provides for the grant or award of stock options, restricted shares, stock-based performance units and certain other types of stock based awards, with a maximum of 1,700,000 shares available for grants or awards.

(5)
Shares under the Employee Stock Purchase Plan (the "Plan") are purchased in the open market by employees at the fair market value of the Company's stock.  The Company provides a matching contribution of 10% of such purchases subject to certain limitations under the Plan.  As the Plan is an open market purchase plan, it does not have a dilutive effect.

(6)	As a result of the approval of the Amended and Restated 2014 Director Fee Plan, no further grants or awards will be made under the 1994 Director Fee Plan.

(7)	Shares of restricted stock may be issued under the Amended and Restated 2014 Director Fee Plan. The maximum number of shares authorized to be issued under this plan is 150,000 shares.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this item as to certain relationships and transactions with management and other related parties of the Company is hereby incorporated by reference from the information appearing under the captions "Proposal No. 1 – Election of Directors" and "Certain Transactions" in the Company's definitive proxy statement, which involves the election of directors and is to be filed with the SEC pursuant to the Exchange Act, within 120 days of the end of the Company's fiscal year ended September 30, 2018.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item as to the fees billed and the services provided by the principal accounting firm of the Company is hereby incorporated by reference from the information appearing under the caption "Relationship with Independent Registered Public Accounting Firm" in the Company's definitive proxy statement, which involves the election of directors and is to be filed with the SEC pursuant to the Exchange Act within 120 days of the end of the Company's fiscal year ended September 30, 2018.

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
Exhibit Number 2.1 to the Current Report on Form 8-K filed on June 11, 2015

3.1	Restated Articles of Incorporation*	Exhibit Number 3.1 to the Annual Report on Form 10-K for the year ended September 30, 1994

3.2	Restated By-laws, Amended July 20, 2017*	Exhibit Number 3.1 to the Current Report on Form 8-K filed on July 26, 2017

4.1 a	Form of Revised Option Agreement of Repurchase (effective October 1, 1993)*	Exhibit Number 4.5 to the Annual Report on Form 10-K for the year ended September 30, 1993

4.2	Form of Share Certificate for Class A Common Stock*	Exhibit Number 4.9 to the Annual Report on Form 10-K for the year ended September 30, 1994

4.3	Indenture, dated as of December 6, 2017, by and among Matthews, the Guarantors, and the Bank of New York Mellon Trust Company, as trustee*	Exhibit Number 4.1 to the Current Report on Form 8-K filed on December 7, 2017

4.4	5.25% Senior Notes due December 1, 2025*	Exhibit Number 4.2 to the Current Report on Form 8-K filed on December 7, 2017

10.1	Second Amended and Restated Loan Agreement*	Exhibit Number 10.1 to the Current Report on Form 8-K filed on April 28, 2016

10.2	First Amendment to Second Amended and Restated Loan Agreement*	Exhibit Number 10.1 to the Current Report on Form 8-K filed on November 22, 2017

10.3	Purchase Agreement dated December 1, 2017 by and among Matthews International Corporation Guarantors and J.P. Morgan Securities LLC*	Exhibit Number 10.1 to the Current Report on Form 8-K filed on December 7, 2017

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
EXHIBITS INDEX, Continued

Exhibit No.	Description	Prior Filing or Sequential Page Numbers Herein

10.4	Shareholder's Agreement, dated as of March 16, 2014, by and among Matthews International Corporation, the Shareholders named therein and David A. Schawk, in his capacity as the Family Representative*	Exhibit Number 10.2 to the Current Report on Form 8-K filed on March 19, 2014

10.5 a	Employment Agreement as of the 29th day of July 2014, by and between Matthews International Corporation, a Pennsylvania corporation, and David Schawk	Exhibit A to the Definitive Proxy Statement on Schedule 14A filed on January 20, 2015

10.6 a	Form of Schawk Family Share Purchase Agreement	Exhibit Number 10.1 to the Current Report on Form 8-K filed on May 16, 2016

10.7 a	Supplemental Retirement Plan (as amended through April 23, 2009)*	Exhibit Number 10.5 to the Annual Report on Form 10-K for the year ended September 30, 2010

10.8 a	Officers Retirement Restoration Plan (effective April 23, 2009)*	Exhibit Number 10.6 to the Annual Report on Form 10-K for the year ended September 30, 2009

10.9 a	1992 Stock Incentive Plan (as amended through April 25, 2006)*	Exhibit Number 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2006

10.10 a	Form of Stock Option Agreement*	Exhibit Number 10.7 to the Annual Report on Form 10-K for the year ended September 30, 2008

10.11 a	Form of Restricted Stock Agreement*	Exhibit Number 10.8 to the Annual Report on Form 10-K for the year ended September 30, 2008

10.12 a	1994 Director Fee Plan (as amended through April 22, 2010)*	Exhibit Number 10.7 to the Annual Report on Form 10-K for the year ended September 30, 2013

10.13 a	Amended and Restated 2014 Director Fee Plan*	Exhibit Number 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2017

10.14 a	1994 Employee Stock Purchase Plan*	Exhibit Number 10.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1995

10.15 a	2007 Equity Incentive Plan (as amended through September 26, 2008)*	Exhibit Number 10.11 to the Annual Report on Form 10-K for the year ended September 30, 2008

10.16 a	2012 Equity Incentive Plan*	Exhibit A to the Definitive Proxy Statement on Schedule 14A filed on January 22, 2013

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
EXHIBITS INDEX, Continued

Exhibit No.	Description	Prior Filing or Sequential Page Numbers Herein

10.17 a	2015 Incentive Compensation Plan*	Exhibit A to the Definitive Proxy Statement on Schedule 14A filed on January 19, 2016

10.18 a	2017 Equity Incentive Plan*	Exhibit A to the Definitive Proxy Statement on Schedule 14A filed on January 16, 2018

14.1	Form of Code of Ethics Applicable to Executive Management*	Exhibit Number 14.1 to the Annual Report on Form 10-K for the year ended September 30, 2004

21	Subsidiaries of the Registrant	Filed Herewith

23.1	Consent of Independent Registered Public Accounting Firm	Filed Herewith

31.1	Certification of Principal Executive Officer for Joseph C. Bartolacci	Filed Herewith

31.2	Certification of Principal Financial Officer for Steven F. Nicola	Filed Herewith

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Joseph C. Bartolacci	Furnished Herewith

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Steven F. Nicola	Furnished Herewith

101.INS	XBRL Instance Document	Filed Herewith

101.SCH	XBRL Taxonomy Extension Schema	Filed Herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed Herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed Herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed Herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed Herewith

Copies of any Exhibits will be furnished to shareholders upon written request.  Requests should be directed to Mr. Steven F. Nicola, Chief Financial Officer and Secretary of the Registrant.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 20, 2018.

MATTHEWS INTERNATIONAL CORPORATION
(Registrant)

By	/s/ Joseph C. Bartolacci
Joseph C. Bartolacci
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on November 20, 2018:

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