Form 10-Q
period 2018-12-31
MATTHEWS INTERNATIONAL CORP
filed 2019-02-01
CIK 63296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
____________________________________________________________
FORM 10‑Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended December 31, 2018
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
As of December 31, 2018, shares of common stock outstanding were: Class A Common Stock 31,871,243 shares.

PART I ‑ FINANCIAL INFORMATION
Item 1.   Financial Statements

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollar amounts in thousands)

	December 31, 2018		September 30, 2018
ASSETS
Current assets:
Cash and cash equivalents		$39,836		$41,572
Accounts receivable, net		313,246		331,463
Inventories, net		188,319		180,451
Other current assets		73,145		62,937

Total current assets		614,546		616,423

Investments		55,684		45,430
Property, plant and equipment, net		246,021		252,775
Deferred income taxes		1,960		1,837
Other assets		63,310		66,216
Goodwill		931,457		948,894
Other intangible assets, net		439,799		443,910

Total assets		$2,352,777		$2,375,485

LIABILITIES
Current liabilities:
Long-term debt, current maturities		$46,110		$31,260
Trade accounts payable		67,444		70,044
Accrued compensation		33,386		51,490
Accrued income taxes		10,349		11,413
Other current liabilities		143,419		139,936

Total current liabilities		300,708		304,143

Long-term debt		936,897		929,342
Accrued pension		83,331		82,035
Postretirement benefits		17,470		17,753
Deferred income taxes		121,433		121,519
Other liabilities		48,923		51,979
Total liabilities		1,508,762		1,506,771

SHAREHOLDERS' EQUITY
Shareholders' equity-Matthews:
Common stock	$36,334		$36,334
Additional paid-in capital	133,675		129,252
Retained earnings	1,032,885		1,040,378
Accumulated other comprehensive loss	(179,034)		(164,298)
Treasury stock, at cost	(181,842)		(173,315)
Total shareholders' equity-Matthews		842,018		868,351
Noncontrolling interests		1,997		363
Total shareholders' equity		844,015		868,714

Total liabilities and shareholders' equity		$2,352,777		$2,375,485

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended December 31,
	2018	2017

Sales	$374,177	$369,454
Cost of sales	(247,766)	(238,041)

Gross profit	126,411	131,413

Selling expense	(35,029)	(36,917)
Administrative expense	(67,103)	(68,466)
Intangible amortization	(8,113)	(6,681)

Operating profit	16,166	19,349

Investment (loss) income	(1,352)	467
Interest expense	(10,301)	(7,801)
Other income (deductions), net	(924)	(2,084)

Income before income taxes	3,589	9,931

Income tax (provision) benefit	(605)	25,227

Net income	2,984	35,158

Net loss attributable to noncontrolling interests	113	22

Net income attributable to Matthews shareholders	$3,097	$35,180

Earnings per share attributable to Matthews shareholders:
Basic	$0.10	$1.11

Diluted	$0.10	$1.10

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(Dollar amounts in thousands)

	Three Months Ended December 31,
	Matthews		Noncontrolling Interest		Total
	2018	2017	2018	2017	2018	2017

Net income (loss):	$3,097	$35,180	$(113)	$(22)	$2,984	$35,158
Other comprehensive income (loss) ("OCI"), net of tax:
Foreign currency translation adjustment	(12,564)	7,598	(13)	13	(12,577)	7,611
Pension plans and other postretirement benefits	729	1,018	—	—	729	1,018
Unrecognized (loss) gain on derivatives:
Net change from periodic revaluation	(2,346)	1,633	—	—	(2,346)	1,633
Net amount reclassified to earnings	(555)	(38)	—	—	(555)	(38)
Net change in unrecognized (loss) gain on derivatives	(2,901)	1,595	—	—	(2,901)	1,595
OCI, net of tax	(14,736)	10,211	(13)	13	(14,749)	10,224
Comprehensive (loss) income	$(11,639)	$45,391	$(126)	$(9)	$(11,765)	$45,382

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
for the three months ended December 31, 2018 and 2017 (Unaudited)
(Dollar amounts in thousands, except per share data)

	Shareholders' Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Non- controlling interests	Total
Balance, September 30, 2018	$36,334	$129,252	$1,040,378	$(164,298)	$(173,315)	$363	$868,714
Net income (loss)	—	—	3,097	—	—	(113)	2,984
Minimum pension liability	—	—	—	729	—	—	729
Translation adjustment	—	—	—	(12,564)	—	(13)	(12,577)
Fair value of derivatives	—	—	—	(2,901)	—	—	(2,901)
Total comprehensive loss							(11,765)
Stock-based compensation	—	3,647	—	—	—	—	3,647
Purchase of 186,417 shares of treasury stock	—	—	—	—	(7,751)	—	(7,751)
Issuance of 2,822 shares of treasury stock	—	(115)	—	—	115	—	—
Cancellations of 19,433 shares of treasury stock	—	891	—	—	(891)	—	—
Dividends, $0.20 per share	—	—	(6,414)	—	—	—	(6,414)
Acquisition	—	—	—	—	—	1,760	1,760
Cumulative tax adjustment for intra-entity transfers	—	—	(4,176)	—	—	—	(4,176)
Balance, December 31, 2018	$36,334	$133,675	$1,032,885	$(179,034)	$(181,842)	$1,997	$844,015

	Shareholders' Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Non- controlling interests	Total
Balance, September 30, 2017	$36,334	$123,432	$948,830	$(154,115)	$(164,774)	$552	$790,259
Net income (loss)	—	—	35,180	—	—	(22)	35,158
Minimum pension liability	—	—	—	1,018	—	—	1,018
Translation adjustment	—	—	—	7,598	—	13	7,611
Fair value of derivatives	—	—	—	1,595	—	—	1,595
Total comprehensive income							45,382
Stock-based compensation	—	5,474	—	—	—	—	5,474
Purchase of 75,765 shares of treasury stock	—	—	—	—	(4,415)	—	(4,415)
Issuance of 223,971 shares of treasury stock	—	(8,922)	—	—	8,922	—	—
Cancellations of 5,214 shares of treasury stock	—	310	—	—	(310)	—	—
Dividends, $0.19 per share	—	—	(6,071)	—	—	—	(6,071)
Balance, December 31, 2017	$36,334	$120,294	$977,939	$(143,904)	$(160,577)	$543	$830,629
The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollar amounts in thousands)

	Three Months Ended December 31,
	2018	2017
Cash flows from operating activities:
Net income	$2,984	$35,158
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,226	17,238
Stock-based compensation expense	3,647	5,474
Deferred tax provision (benefit)	1,050	(38,052)
Gain on sale of assets	(58)	(576)
Loss on divestiture	4,465	—
Unrealized loss (gain) on investments	1,990	(489)
Changes in working capital items	(21,060)	(9,999)
Decrease (increase) in other assets	1,426	(5,336)
(Decrease) increase in other liabilities	(159)	902
Other operating activities, net	(5,125)	3,317

Net cash provided by operating activities	8,386	7,637

Cash flows from investing activities:
Capital expenditures	(8,458)	(11,647)
Acquisitions, net of cash acquired	(8,404)	(85,964)
Proceeds from sale of assets	361	1,163
Proceeds from divestiture	8,254	—
Investments and advances	(7,371)	(11,730)

Net cash used in investing activities	(15,618)	(108,178)

Cash flows from financing activities:
Proceeds from long-term debt	149,366	509,622
Payments on long-term debt	(128,659)	(396,321)
Purchases of treasury stock	(7,751)	(4,415)
Dividends	(6,414)	(6,071)
Other financing activities	(724)	—

Net cash provided by financing activities	5,818	102,815

Effect of exchange rate changes on cash	(322)	353

Net change in cash and cash equivalents	$(1,736)	$2,627

Non-cash investing and financing activities:
Acquisition of long-term asset under financing arrangement	$—	$14,544
The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
December 31, 2018
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

The Company has facilities in North America, Europe, Asia, Australia, and Central and South America.

Note 2.   Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information for commercial and industrial companies and the instructions to Form 10‑Q and Rule 10‑01 of Regulation S‑X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three months ended December 31, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2019. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10‑K for the year ended September 30, 2018.  The consolidated financial statements include all domestic and foreign subsidiaries in which the Company maintains an ownership interest and has operating control.  Investments in certain companies over which the Company exerts significant influence, but does not control the financial and operating decisions, are accounted for as equity method investments. Investments in certain companies over which the Company does not exert significant influence are accounted for as cost method investments. All intercompany accounts and transactions have been eliminated.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 2.   Basis of Presentation (continued)

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which provides new guidance on how an entity should account for leases and recognize associated lease assets and liabilities. This ASU requires lessees to recognize assets and liabilities that arise from financing and operating leases on the Consolidated Balance Sheet. During 2017 and 2018, the FASB issued four ASUs that address implementation issues and correct or improve certain aspects of the new lease guidance, including ASU 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842), ASU 2018-01, Leases (Topic 842) Land Easement Practical Expedient for Transition to Topic 842, ASU 2018-10, Codification Improvements to Topic 842, Leases, ASU 2018-11, Leases (Topic 842): Targeted Improvements, and ASU 2018-20, Leases (Topic 842): Narrow-Scope Improvements for Lessors. These ASUs do not change the core principles in the lease guidance outlined above. ASU No. 2018-11 provides an additional transition method to adopt ASU No. 2016-02. Under the new transition method, an entity initially applies the new leases standard at the adoption date versus at the beginning of the earliest period presented and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company has elected to use this transition method at the adoption date of October 1, 2019. ASU No. 2016-02 and the related ASUs referenced above are effective for the Company beginning in interim periods starting in fiscal year 2020. The Company is in the process of assessing the impact these ASUs will have on its consolidated financial statements.

Adopted

In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718), which provides new guidance intended to clarify and reduce complexities in applying stock compensation guidance to a change to the terms or conditions of share-based payment awards. The adoption of this ASU in the first quarter ended December 31, 2018 had no impact on the Company's consolidated financial statements.

In February 2017, the FASB issued ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715), Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which provides new guidance intended to improve the disclosure requirements related to the service cost component of net benefit cost. ASU 2017-07 requires a company to present the service cost components of net periodic benefit cost in the same income statement line as other employee compensation costs, with the remaining components of net periodic benefit cost presented separately from the service cost components and outside of any subtotal of operating income, if one is presented. The Company adopted this standard on October 1, 2018 applying the presentation requirements retrospectively. For the three months ended December 31, 2017, the Company reclassified net benefit costs of $714, $226 and $485 from cost of sales, selling expense and administrative expense, respectively, to other income (deductions), net.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805), Clarifying the Definition of a Business, which provides new guidance intended to make the definition of a business more operable and allow for more consistency in application.  The adoption of this ASU in the first quarter ended December 31, 2018 had no impact on the Company's consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, Income Taxes - Intra-Entity Transfers of Assets Other Than Inventory (Topic 740), which will require an entity to recognize the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. The Company adopted ASU 2016-16 on October 1, 2018 using the modified retrospective method which resulted in a decrease to retained earnings and other assets of $4,176.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force), which provides new guidance intended to clarify the presentation of certain cash flow items including debt prepayments, debt extinguishment costs, contingent considerations payments, and insurance proceeds, among other things. The adoption of this ASU in the first quarter ended December 31, 2018 did not have a material impact on the Company's consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which provides new guidance intended to improve the recognition, measurement, presentation and disclosure of financial instruments. In February 2018, the FASB issued ASU 2018-03, Technical Corrections and Improvements to Financial Instruments—Overall (Subtopic 825-10), that provides guidance related to implementation issues and corrects or improves certain aspects of the financial instruments guidance. The adoption of these ASUs in the first quarter ended December 31, 2018 had no impact on the Company's consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 2.   Basis of Presentation (continued)

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers: Topic 606. This ASU replaces nearly all existing U.S. GAAP guidance on revenue recognition. The standard prescribes a five-step model for recognizing revenue, the application of which will require significant judgment. The FASB issued ASU 2015-14 in August 2015 which resulted in a deferral of the original effective date of ASU 2014-09. During 2016 and 2017, the FASB issued six ASUs that address implementation issues and correct or improve certain aspects of the new revenue recognition guidance, including ASU 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU 2016-10, Identifying Performance Obligations and Licensing, ASU 2016-12, Narrow-Scope Improvements and Practical Expedients, ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, ASU 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842) and ASU 2017-14, Income Statement—Reporting Comprehensive Income (Topic 220), Revenue Recognition (Topic 605), and Revenue from Contracts with Customers (Topic 606). These ASUs do not change the core principles in the revenue recognition guidance outlined above. The Company adopted the provisions of these ASUs in the first fiscal quarter of 2019, using the modified retrospective method. The adoption of these ASUs did not impact the Company's consolidated financial statements and therefore, there was no cumulative effect adjustment recognized to retained earnings on October 1, 2018. Refer to Note 3, “Revenue Recognition,” for a further discussion.

Note 3.   Revenue Recognition

The Company recognizes revenue when control of the promised goods or services is transferred to the customer and in amounts that the Company expects to collect. The timing of revenue recognition takes into consideration the various delivery terms applicable to the Company’s sales. For substantially all transactions, control passes in accordance with agreed upon delivery terms, including in certain circumstances, customer acceptance. This approach is consistent with the Company’s historical revenue recognition methodology. In limited instances revenue is recognized over time as critical milestones are met and as services are provided. Transaction price, for revenue recognition, is allocated to each performance obligation consisting of the stand alone selling price, estimates of rebates and other sales or contract renewal incentives, and cash discounts and sales returns ("Variable Consideration"). Estimates are made for Variable Consideration based on contract terms and historical experience of actual results and are applied to the performance obligations as they are satisfied.

The Company delivers a variety of products and services through its business segments. The SGK Brand Solutions segment delivers brand management, pre-media services, printing plates and cylinders and imaging services for consumer packaged goods and retail customers, merchandising display systems, and marketing and design services primarily to the consumer packaged goods and retail industries. The Memorialization segment produces and delivers bronze and granite memorials and other memorialization products, caskets and cremation equipment primarily for the cemetery and funeral home industries.  The Industrial Technologies segment delivers marking and coding equipment and consumables, industrial automation products and order fulfillment systems for identifying, tracking, picking and conveying consumer and industrial products for the warehousing and industrial industries. Each product or service delivered to a third-party customer is considered to satisfy a performance obligation. Performance obligations generally occur at a point in time and are satisfied when control of the goods passes to the customer. Certain revenue related to mausoleum construction and significant engineering projects, including cremation and incineration projects, and marking and industrial automation projects, are recognized over time using the input method measuring progress toward completion of such projects. Amounts recognized using the over time method were less than 5% of the Company's consolidated revenue for the three months ended December 31, 2018 and 2017. The Company is entitled to collection of the sales price under normal credit terms in the regions in which it operates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 3.   Revenue Recognition (continued)

The Company disaggregates revenue from contracts with customers by geography, as it believes geographic regions best depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. Disaggregated sales by segment and region for the three months ended December 31, 2018 and 2017 were as follows:

	SGK Brand Solutions		Memorialization		Industrial Technologies		Consolidated
	Three Months Ended December 31,		Three Months Ended December 31,		Three Months Ended December 31,		Three Months Ended December 31,
	2018	2017	2018	2017	2018	2017	2018	2017
North America	$79,582	$86,953	$143,293	$132,749	$27,714	$23,859	$250,589	$243,561
Central and South America	1,217	1,565	—	—	—	—	1,217	1,565
Europe	90,518	88,870	8,158	9,245	6,337	7,631	105,013	105,746
Australia	2,959	3,003	2,435	2,895	—	—	5,394	5,898
Asia	11,024	11,375	—	—	940	1,309	11,964	12,684
Total Sales	$185,300	$191,766	$153,886	$144,889	$34,991	$32,799	$374,177	$369,454

Note 4.   Fair Value Measurements

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

Level 2: Inputs other than quoted prices included within level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3:   Unobservable inputs for the asset or liability.

The fair values of the Company's assets and liabilities measured on a recurring basis are categorized as follows:

	December 31, 2018				September 30, 2018
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Derivatives (1)	$—	$7,467	$—	$7,467	$—	$11,309	$—	$11,309
Equity and fixed income mutual funds	—	20,771	—	20,771	—	22,758	—	22,758
Life insurance policies	—	5,864	—	5,864	—	5,894	—	5,894
Total assets at fair value	$—	$34,102	$—	$34,102	$—	$39,961	$—	$39,961

Liabilities:
Derivatives (1)	$—	$—	$—	$—	$—	$—	$—	$—
Total liabilities at fair value	$—	$—	$—	$—	$—	$—	$—	$—
(1) Interest rate swaps are valued based on observable market swap rates and are classified within Level 2 of the fair value hierarchy.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 5.   Inventories

Inventories consisted of the following:

	December 31, 2018	September 30, 2018

Raw materials	$37,502	$34,880
Work in process	73,290	67,827
Finished goods	77,527	77,744
	$188,319	$180,451

Note 6.   Debt

The Company has a domestic credit facility with a syndicate of financial institutions that includes a $900,000 senior secured revolving credit facility and a $250,000 senior secured amortizing term loan. The term loan requires scheduled principal payments of 5.0% of the outstanding principal in year one, 7.5% in year two, and 10.0% in years three through five, payable in quarterly installments.  The balance of the revolving credit facility and the term loan are due on the maturity date of April 26, 2021. Borrowings under both the revolving credit facility and the term loan bear interest at LIBOR plus a factor ranging from 0.75% to 2.00% (1.25% at December 31, 2018) based on the Company's secured leverage ratio.  The secured leverage ratio is defined as net secured indebtedness divided by EBITDA (earnings before interest, taxes, depreciation and amortization) as defined within the domestic credit facility agreement. The Company is required to pay an annual commitment fee ranging from 0.15% to 0.25% (based on the Company's leverage ratio) of the unused portion of the revolving credit facility.

The domestic credit facility requires the Company to maintain certain leverage and interest coverage ratios. A portion of the facility (not to exceed $35,000) is available for the issuance of trade and standby letters of credit. Outstanding borrowings on the revolving credit facility at December 31, 2018 and September 30, 2018 were $322,500 and $319,500, respectively. Outstanding borrowings on the term loan at December 31, 2018 and September 30, 2018 were $205,876 and $212,086, respectively. The weighted-average interest rate on outstanding borrowings for the domestic credit facility (including the effects of interest rate swaps) at December 31, 2018 and December 31, 2017 was 3.06% and 2.93%, respectively.

The Company has $300,000 of 5.25% senior unsecured notes due December 1, 2025 (the "2025 Senior Notes"). The 2025 Senior Notes bear interest at a rate of 5.25% per annum with interest payable semi-annually in arrears on June 1 and December 1 of each year. The Company's obligations under the 2025 Senior Notes are guaranteed by certain of the Company's direct and indirect wholly-owned domestic subsidiaries. The Company is subject to certain covenants and other restrictions in connection with the 2025 Senior Notes.

The Company has a $115,000 accounts receivable securitization facility (the "Securitization Facility") with certain financial institutions which matures on April 11, 2020. Under the Securitization Facility, the Company and certain of its domestic subsidiaries sell, on a continuous basis without recourse, their trade receivables to Matthews Receivables Funding Corporation, LLC (“Matthews RFC”), a wholly-owned bankruptcy-remote subsidiary of the Company. Matthews RFC in turn assigns a collateral interest in these receivables to certain financial institutions, and then may borrow funds under the Securitization Facility. The Securitization Facility does not qualify for sale treatment. Accordingly, the trade receivables and related debt obligations remain on the Company's Consolidated Balance Sheet. Borrowings under the Securitization Facility bear interest at LIBOR plus 0.75%. The Company is required to pay an annual commitment fee ranging from 0.25% to 0.35% of the unused portion of the Securitization Facility. Outstanding borrowings under the Securitization Facility at December 31, 2018 and September 30, 2018 were $109,200 and $102,250, respectively. At December 31, 2018 and 2017, the interest rate on borrowings under this facility was 3.25% and 2.31%%, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 6.   Debt (continued)

The following table presents information related to interest rate contracts entered into by the Company and designated as cash flow hedges:

	December 31, 2018	September 30, 2018
Pay fixed swaps - notional amount	$337,500	$343,750
Net unrealized gain	$7,467	$11,309
Weighted-average maturity period (years)	2.5	2.7
Weighted-average received rate	2.50%	2.26%
Weighted-average pay rate	1.38%	1.37%

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

The fair value of the interest rate swaps reflected an unrealized gain of $7,467 ($5,638 after tax) at December 31, 2018 and an unrealized gain of $11,309 ($8,538 after tax) at September 30, 2018. The unrealized gain is included in shareholders' equity as part of accumulated other comprehensive income (loss) ("AOCI").  Assuming market rates remain constant with the rates at December 31, 2018, a gain (net of tax) of approximately $2,154 included in AOCI is expected to be recognized in earnings over the next twelve months.

At December 31, 2018 and September 30, 2018, the interest rate swap contracts were reflected in the Consolidated Balance Sheets as follows:

Derivatives	December 31, 2018	September 30, 2018
Current assets:
Other current assets	$2,853	$3,867
Long-term assets:
Other assets	4,614	7,442
Current liabilities:
Other current liabilities	—	—
Long-term liabilities:
Other liabilities	—	—
Total derivatives	$7,467	$11,309

The gains recognized on derivatives were as follows:

Derivatives in Cash Flow Hedging Relationships	Location of Gain Recognized in Income on Derivative	Amount of Gain Recognized in Income on Derivatives

		Three Months Ended December 31,
		2018	2017

Interest rate swaps	Interest expense	$735	$63

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 6.   Debt (continued)

The Company recognized the following (losses) gains in AOCI:

Derivatives in Cash Flow Hedging Relationships	Amount of (Loss) Gain Recognized in AOCI on Derivatives		Location of Gain Reclassified From AOCI into Income (Effective Portion*)	Amount of Gain Reclassified from AOCI into Income (Effective Portion*)
	December 31, 2018	December 31, 2017		December 31, 2018	December 31, 2017

Interest rate swaps	$(2,346)	$1,633	Interest expense	$555	$38

*There is no ineffective portion or amount excluded from effectiveness testing.

The Company, through certain of its European subsidiaries, has a credit facility with a European bank, which is guaranteed by Matthews.  The maximum amount of borrowing available under this facility is €35.0 million ($40,061).  In December 2018, the credit facility was extended and matures in December 2019. The Company intends to continue to extend this facility. Outstanding borrowings under the credit facility totaled €21.4 million ($24,466) and €2.8 million ($3,211) at December 31, 2018 and September 30, 2018, respectively. The weighted-average interest rate on outstanding borrowings under this facility at December 31, 2018 and 2017 was 1.25% and 2.00%, respectively.

The Company’s German subsidiary, Matthews Europe GmbH & Co. KG, has €15.0 million ($17,169) of senior unsecured notes with European banks.  The notes are guaranteed by Matthews and mature in November 2019.  A portion of the notes (€5.0 million) have a fixed interest rate of 1.40%, and the remainder bear interest at Euro LIBOR plus 1.40%.  The weighted-average interest rate on the notes at December 31, 2018 and 2017 was 1.40%.

Other debt totaled $3,186 and $5,399 at December 31, 2018 and September 30, 2018, respectively. The weighted-average interest rate on these outstanding borrowings was 5.54% and 4.62% at December 31, 2018 and 2017, respectively.

In September 2014, a claim was filed seeking to draw upon a letter of credit issued by the Company of £8,570,000 ($10,916 at December 31, 2018) with respect to a performance guarantee on an environmental solutions project in Saudi Arabia. Management assessed the customer's demand to be without merit and initiated an action with the court in the United Kingdom (the "Court"). Pursuant to this action, an order was issued by the Court in January 2015 requiring that, upon receipt by the customer, the funds were to be remitted by the customer to the Court pending resolution of the dispute between the parties. As a result, the Company made payment on the draw to the financial institution for the letter of credit and the funds were ultimately received by the customer. The customer did not remit the funds to the Court as ordered. On June 14, 2016, the Court ruled completely in favor of Matthews following a trial on the merits. However, as the customer has neither yet remitted the funds nor complied with the final, un-appealed orders of the Court, it is possible the resolution of this matter could have an unfavorable financial impact on Matthews’ results of operations. The Company has determined that resolution of this matter may take an extended period of time and therefore has classified the funded letter of credit within other assets on the Consolidated Balance Sheets as of December 31, 2018 and September 30, 2018. The Company will continue to assess collectability related to this matter as facts and circumstances evolve.

As of December 31, 2018 and September 30, 2018, the fair value of the Company's long-term debt, including current maturities, approximated the carrying value included in the Consolidated Balance Sheets. The Company was in compliance with all of its debt covenants as of December 31, 2018.

Note 7.   Share-Based Payments

The Company maintains an equity incentive plan (the "2017 Equity Incentive Plan") that provides for grants of stock options, restricted shares, restricted share units, stock-based performance units and certain other types of stock-based awards. Under the 2017 Equity Incentive Plan, which has a ten-year term, the maximum number of shares available for grants or awards is an aggregate of 1,700,000. At December 31, 2018, there were 1,700,000 shares reserved for future issuance under the 2017 Equity Incentive Plan, including 262,200 restricted share units that were granted during the first quarter of fiscal 2019.  The 2017 Equity Incentive plan is administered by the Compensation Committee of the Board of Directors.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 7.   Share-Based Payments (continued)

With respect to the restricted share grants, generally one-half of the shares vest on the third anniversary of the grant, one-quarter of the shares vest in one-third increments upon the attainment of pre-defined levels of adjusted earnings per share, and the remaining one-quarter of the shares vest in one-third increments upon attainment of pre-defined levels of appreciation in the market value of the Company's Class A Common Stock.  Additionally, restricted shares cannot vest until the first anniversary of the grant date.  Unvested restricted shares generally expire on the earlier of three or five years from the date of grant, upon employment termination, or within specified time limits following voluntary employment termination (with the consent of the Company), retirement or death.  The Company issues restricted shares from treasury shares.

With respect to the restricted share unit grants, units generally vest on the third anniversary of the grant date. The number of units that vest depend on certain time and performance thresholds. Approximately forty percent of the shares vest based on time, while the remaining vest based on pre-defined performance thresholds. The Company issues common stock from treasury shares once vested.

For the three-month periods ended December 31, 2018 and 2017, stock-based compensation cost totaled $3,647 and $5,474, respectively.  The three-month periods ended December 31, 2018 and 2017 included $1,849 and $2,850 of stock-based compensation cost, respectively, that was recognized at the time of grant for retirement-eligible employees. The associated future income tax benefit recognized for stock-based compensation was $535 and $1,341 for the three-month periods ended December 31, 2018 and 2017, respectively.

The transactions for restricted stock and restricted share units for the three months ended December 31, 2018 were as follows:

	Shares /Units	Weighted- average Grant-date Fair Value
Non-vested at September 30, 2018	554,233	$55.71
Granted	262,200	42.21
Vested	(174,539)	58.30
Expired or forfeited	(18,843)	45.45
Non-vested at December 31, 2018	623,051	$49.62

As of December 31, 2018, the total unrecognized compensation cost related to unvested restricted stock was $12,535 and is expected to be recognized over a weighted average period of 2.4 years.

The Company maintains the 1994 Director Fee Plan and the Amended and Restated 2014 Director Fee Plan (collectively, the "Director Fee Plans").  Additionally, on November 15, 2018, the Board approved the 2019 Director Fee Plan, subject to approval by the Company’s shareholders at the 2019 Annual Meeting of Shareholders.  There will be no further fees or share-based awards granted under the 1994 Director Fee Plan.  Under the Amended and Restated 2014 Director Fee Plan, non-employee directors (except for the Chairman of the Board) each receive, as an annual retainer fee for fiscal 2019, either cash or shares of the Company's Class A Common Stock with a value equal to $85.  The annual retainer fee for fiscal 2019 paid to a non-employee Chairman of the Board is $185.  Where the annual retainer fee is provided in shares, each director may elect to be paid these shares on a current basis or have such shares credited to a deferred stock account as phantom stock, with such shares to be paid to the director subsequent to leaving the Board.  If the shareholders approve of the 2019 Director Fee Plan, no further grants will be made under the 2014 Director Fee Plan and any shares reserved for issuance under the 2014 Director Fee Plan would no longer be available for future awards.  The total number of shares of stock which may be issued under the 2019 Director Fee Plan or credited to a deferred stock compensation account for subsequent issuance is 150,000 shares of Common Stock (subject to adjustment upon certain events such as stock dividends or stock splits).  The value of deferred shares is recorded in other liabilities.  A total of 22,807 shares had been deferred under the Director Fee Plans as of December 31, 2018.  Additionally, non-employee directors each receive an annual stock-based grant (non-statutory stock options, stock appreciation rights and/or restricted shares or units) with a value of $125 for fiscal 2019.  A total of 22,300 stock options have been granted under the Director Fee Plans.  At December 31, 2018, there were no options outstanding. Additionally, 173,229 shares of restricted stock have been granted under the Director Fee Plans, 70,079 of which were issued under the Amended and Restated 2014 Director Fee Plan.  20,940 shares of restricted stock are unvested at December 31, 2018.  A total of 150,000 shares have been authorized to be issued under the Amended and Restated 2014 Director Fee Plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 8.   Earnings Per Share Attributable to Matthews' Shareholders

The information used to compute earnings per share attributable to Matthews' common shareholders was as follows:

	Three Months Ended December 31,
	2018	2017
Net income attributable to Matthews shareholders	$3,097	$35,180

Weighted-average shares outstanding (in thousands):
Basic shares	31,604	31,738
Effect of dilutive securities	130	132
Diluted shares	31,734	31,870

Anti-dilutive securities excluded from the dilution calculation were insignificant for the three months ended December 31, 2018 and 2017.

Note 9.   Pension and Other Postretirement Benefit Plans

The Company provides defined benefit pension and other postretirement plans to certain employees. Net periodic pension and other postretirement benefit cost for the plans included the following:

	Three months ended December 31,
	Pension		Other Postretirement
	2018	2017	2018	2017

Service cost	$2,000	$2,039	$61	$84
Interest cost *	2,301	2,049	180	158
Expected return on plan assets *	(2,596)	(2,534)	—	—
Amortization:
Prior service cost	(46)	(35)	(49)	(49)
Net actuarial loss (gain) *	1,061	1,752	(15)	—
Net benefit cost	$2,720	$3,271	$177	$193
* Non-service components of pension and postretirement expense are included in other income (deductions), net.

Benefit payments under the Company's principal retirement plan are made from plan assets, while benefit payments under the postretirement benefit plan are made from the Company's operating funds.  Under IRS regulations, the Company is not required to make any significant contributions to its principal retirement plan in fiscal year 2019.

Contributions made and anticipated for fiscal year 2019 are as follows:

Contributions	Pension	Other Postretirement
Contributions during the three months ended December 31, 2018:
Supplemental retirement plan	$196	$—
Other postretirement plan	—	498

Additional contributions expected in fiscal 2019:
Supplemental retirement plan	$661	$—
Other postretirement plan	—	577

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 10.   Accumulated Other Comprehensive Income

The changes in AOCI by component, net of tax, for the three-month periods ended December 31, 2018 and 2017 were as follows:

	Post-retirement benefit plans		Currency translation adjustment	Derivatives		Total
Attributable to Matthews:
Balance, September 30, 2018	$(37,876)		$(134,960)	$8,538		$(164,298)
OCI before reclassification	—		(12,564)	(2,346)		(14,910)
Amounts reclassified from AOCI	729	(a)	—	(555)	(b)	174
Net current-period OCI	729		(12,564)	(2,901)		(14,736)
Balance, December 31, 2018	$(37,147)		$(147,524)	$5,637		$(179,034)
Attributable to noncontrolling interest:
Balance, September 30, 2018	—		$467	—		$467
OCI before reclassification	—		(13)	—		(13)
Net current-period OCI	—		(13)	—		(13)
Balance, December 31, 2018	—		454	—		454

	Post-retirement benefit plans		Currency translation adjustment	Derivatives		Total
Attributable to Matthews:
Balance, September 30, 2017	$(43,623)		$(112,907)	$2,415		$(154,115)
OCI before reclassification	—		7,598	1,633		9,231
Amounts reclassified from AOCI	1,018	(a)	—	(38)	(b)	980
Net current-period OCI	1,018		7,598	1,595		10,211
Balance, December 31,2017	$(42,605)		$(105,309)	$4,010		$(143,904)
Attributable to noncontrolling interest:
Balance, September 30, 2017	—		$396	—		$396
OCI before reclassification	—		13	—		13
Net current-period OCI	—		13	—		13
Balance, December 31, 2017	—		$409	—		$409

(a)	Amounts were included in net periodic benefit cost for pension and other postretirement benefit plans (see Note 9).

(b)	Amounts were included in interest expense in the periods the hedged item affected earnings (see Note 6).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 10.   Accumulated Other Comprehensive Income (continued)

Reclassifications out of AOCI for the three-month periods ended December 31, 2018 and 2017 were as follows:

	Amount reclassified from AOCI
Details about AOCI Components	Three Months Ended December 31, 2018		Three Months Ended December 31, 2017	Affected line item in the Statement of income

Postretirement benefit plans
Prior service (cost) credit	$95	(a)	$84
Actuarial losses	(1,046)	(a)	(1,752)
	(951)	(b)	(1,668)	Income before income tax
	222		650	Income taxes
	$(729)		$(1,018)	Net income
Derivatives
Interest rate swap contracts	$735		$63	Interest expense
	735	(b)	63	Income before income tax
	(180)		(25)	Income taxes
	$555		$38	Net income

(a)
Prior service cost amounts are included in the computation of pension and other postretirement benefit expense, which is reported in both cost of goods sold and selling and administrative expenses.  Actuarial losses are reported in other income (deductions), net. For additional information, see Note 9.

(b)	For pre-tax items, positive amounts represent income and negative amounts represent expense.

Note 11.   Income Taxes

Income tax provisions for the Company's interim periods are based on the effective income tax rate expected to be applicable for the full year. The Company's consolidated income taxes for the three months ended December 31, 2018 were an expense of $605, compared to an income tax benefit of $25,227 for the first three months of fiscal 2018. The differences between the Company's fiscal 2019 first quarter effective tax rate and the fiscal 2018 first quarter effective tax rate primarily resulted from the implementation of the U.S. Tax Cuts and Jobs Act (the "Tax Act") during fiscal 2018. The Company’s fiscal 2019 first quarter effective tax rate varied from the U.S. federal statutory rate of 21.0% primarily due to the benefit of several discrete tax items, offset by the impact of state taxes. As of December 31, 2018, the Company completed its analysis of the impact of the Tax Act in accordance with U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 118 and the amounts are no longer considered provisional.

Foreign tax effects: The Company completed the estimate for its one-time transition tax for all of its foreign subsidiaries, resulting in a decrease in income tax expense of $300 for the three months ended December 31, 2018. The one-time transition tax was calculated using an estimate of the Company’s total post-1986 earnings and profits (“E&P”) that were previously deferred from U.S. income taxes. No additional income taxes have been provided for any remaining undistributed foreign earnings or any additional outside basis difference inherent in these entities, as these amounts continue to be indefinitely reinvested in foreign operations.

Global intangible low taxed income ("GILTI"): The Tax Act created a new requirement that certain income earned by foreign subsidiaries must be included currently in the gross income of the U.S. shareholder. Under U.S. GAAP, the Company is permitted to make an accounting policy election to either treat taxes due on future inclusions in U.S. taxable income related to GILTI as a current-period expense when incurred or to factor such amounts into the Company's measurement of its deferred taxes. The Company has made the election to treat taxes due on future inclusions related to GILTI as current period expense. The Company was able to make reasonable estimates to calculate a provision that is included in the current period expense. The Company will continue to evaluate and update this provision and the application of ASC 740 - Income Taxes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 11.   Income Taxes (continued)

The Company had unrecognized tax benefits (excluding penalties and interest) of $14,503 and $14,827 on December 31, 2018 and September 30, 2018, respectively, of which $10,395 and $10,718 would impact the annual effective rate. It is reasonably possible that the amount of unrecognized tax benefits could decrease by approximately $2,274 in the next 12 months primarily due to the completion of audits and the expiration of the statute of limitations.

The Company classifies interest and penalties on tax uncertainties as a component of the provision for income taxes. Total penalties and interest accrued were $2,491 and $2,229 at December 31, 2018 and September 30, 2018, respectively.  These accruals may potentially be applicable in the event of an unfavorable outcome of uncertain tax positions.

The Company is currently under examination in several tax jurisdictions and remains subject to examination until the statute of limitations expires for those tax jurisdictions.  As of December 31, 2018, the tax years that remain subject to examination by major jurisdiction generally are:

United States – Federal	2015 and forward
United States – State	2014 and forward
Canada	2014 and forward
Germany	2015 and forward
United Kingdom	2017 and forward
Australia	2014 and forward
Singapore	2014 and forward

Note 12.   Segment Information

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

Beginning in fiscal 2019, the Company changed its primary measure of segment profitability from operating profit to adjusted earnings before interest, taxes, depreciation and amortization ("adjusted EBITDA"). Adjusted EBITDA is defined by the Company as earnings before interest, taxes, depreciation, amortization and certain non-cash and/or non-recurring items that do not contribute directly to management’s evaluation of its operating results. These items include stock-based compensation, the non-service portion of pension and postretirement expense, acquisition costs, ERP integration costs, and strategic initiatives and other charges. This presentation is consistent with how the Company's chief operating decision maker (the “CODM”) evaluates the results of operations and makes strategic decisions about the business. For these reasons, the Company believes that adjusted EBITDA represents the most relevant measure of segment profit and loss.

In addition, the CODM manages and evaluates the operating performance of the segments, as described above, on a pre-corporate cost allocation basis. Accordingly, for segment reporting purposes, the Company has discontinued allocating corporate costs to its reportable segments beginning in fiscal 2019. Corporate costs include management and administrative support to the Company, which consists of certain aspects of the Company’s executive management, legal, compliance, human resources, information technology (including operational support) and finance departments. These costs are included within "Corporate and Non-Operating" in the following table to reconcile to consolidated adjusted EBITDA and are not considered a separate reportable segment. Management does not allocate non-operating items such as investment income, other income (deductions), net and noncontrolling interest to the segments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 12.   Segment Information (continued)

The following table sets forth information about the Company's segments, including a reconciliation of adjusted EBITDA to net income. Segment financial information for the three months ended December 31, 2017 has been revised to present the prior period information on a comparable basis.

	Three Months Ended December 31,
	2018	2017
Sales:
SGK Brand Solutions	$185,300	$191,766
Memorialization	153,886	144,889
Industrial Technologies	34,991	32,799
Consolidated Sales	$374,177	$369,454

Adjusted EBITDA:
SGK Brand Solutions	$27,351	$30,852
Memorialization	30,321	28,443
Industrial Technologies	3,595	3,687
Corporate and Non-Operating	(14,786)	(16,486)
Total Adjusted EBITDA	$46,481	$46,496

Acquisition costs (1)**	(2,032)	(1,931)
ERP integration costs (2)**	(2,177)	(2,027)
Strategic initiatives and other charges (3)**	—	(647)
Loss on divestiture (4)	(4,465)	—
Stock-based compensation	(3,647)	(5,474)
Non-service pension and postretirement expense (5)	(931)	(1,425)
Depreciation and amortization *	(19,226)	(17,238)
Interest expense	(10,301)	(7,801)
Net loss attributable to noncontrolling interests	(113)	(22)
Income before income taxes	3,589	9,931
Income tax (provision) benefit	(605)	25,227
Net income	$2,984	$35,158

(1) Includes certain non-recurring costs associated with recent acquisition activities.
(2) Represents costs associated with global ERP system integration efforts.
(3) Includes certain non-recurring costs associated with productivity and cost-reduction initiatives intended to result in improved operating performance, profitability and working capital levels.
(4) Represents a loss on the sale of a controlling interest in a Memorialization business.
(5) Non-service pension and postretirement expense includes interest cost, expected return on plan assets and amortization of actuarial gains and losses. These benefit cost components are excluded from adjusted EBITDA since they are primarily influenced by external market conditions that impact investment returns and interest (discount) rates. The service cost and prior service cost components of pension and postretirement expense are included in the calculation of adjusted EBITDA, since they are considered to be a better reflection of the ongoing service-related costs of providing these benefits. Please note that GAAP pension and postretirement expense or the adjustment above are not necessarily indicative of the current or future cash flow requirements related to these employee benefit plans.

* Depreciation and amortization was $11,442 and $11,005 for the SGK Brand Solutions segment, $5,019 and $4,142 for the Memorialization segment, $1,526 and $1,126 for the Industrial Solutions segment, and $1,239 and $965 for Corporate and Non-Operating, for the three months ended December 31, 2018 and 2017, respectively.

** Acquisition costs, ERP integration costs, and strategic initiatives and other charges were $601 and $1,650 for the SGK Brand Solutions segment, $4,465 and $288 for the Memorialization segment, and $3,608 and $2,577 for Corporate and Non-Operating, for the three months ended December 31, 2018 and 2017, respectively. Acquisition costs, ERP integration costs, and strategic initiatives and other charges were $90 for the Industrial Solutions segment for the three months ended December 31, 2017.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 13.   Acquisitions and Divestitures

Fiscal 2019:

On November 1, 2018 the Company acquired 80% ownership of Frost Converting Systems (“Frost”) for a purchase price of approximately $7,175 (net of cash acquired and holdback amounts, subject to working capital adjustments). Frost is a leading global supplier of high-performance rotary dies for embossing, creasing and cutting of paperboard packaging and is included in the Company's SGK Brand Solutions segment. The preliminary purchase price allocation related to the Frost acquisition is not finalized as of December 31, 2018, and is subject to changes as the Company obtains additional information related to fixed assets, intangible assets, and other assets and liabilities.

During the first quarter of fiscal 2019, the Company completed the sale of a 51% ownership interest in a small Memorialization business. Net proceeds from this sale totaled approximately $8,254, and the transaction resulted in the recognition of a $4,465 loss, which is included as a component of administrative expenses for the three months ended December 31, 2018. The Company retained a 49% ownership interest in this business, which will be accounted for as an equity-method investment.

Fiscal 2018:

On February 1, 2018, the Company acquired certain net assets of Star Granite and Bronze International, Inc. ("Star Granite") for a total purchase price of $35,942, consisting of cash of $30,942 (net of cash acquired and holdback amounts) and shares of Matthews common stock valued at $5,000. Star Granite manufactures and distributes granite and other memorialization products to cemetery and other customers across the United States and is included in the Company's Memorialization segment. Annual sales for this business were approximately $31,000 prior to the acquisition. The preliminary purchase price allocation related to the Star Granite acquisition is not finalized as of December 31, 2018, and is subject to changes as the Company obtains additional information related to fixed assets, intangible assets, and other assets and liabilities.

On November 28, 2017, the Company acquired Compass Engineering Group, Inc. ("Compass") for $51,887 (net of cash acquired). Compass provides high-quality material handling control solutions and is included in the Company's Industrial Technologies segment. Annual sales for this business were approximately $24,000 prior to the acquisition. The Company finalized the allocation of the purchase price related to the Compass acquisition in the fourth quarter of fiscal 2018, resulting in an immaterial adjustment to certain working capital accounts.

During fiscal 2018, the Company completed several additional smaller acquisitions for an aggregate purchase price of $39,465 (net of cash acquired and holdback amounts, subject to working capital adjustments). These additional acquisitions strengthen the Company's operations across the SGK Brand Solutions and Memorialization segments. The Company finalized the allocation of purchase price related to certain of these acquisitions in the fourth quarter of fiscal 2018, resulting in an immaterial adjustment to certain working capital amounts. The preliminary purchase price allocations for the remaining acquisitions are not finalized as of December 31, 2018 and are subject to changes as the Company obtains additional information related to fixed assets, intangible assets, and other assets and liabilities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 14.   Goodwill and Other Intangible Assets

A summary of the carrying amount of goodwill attributable to each segment as well as the changes in such amounts are as follows:

	SGK Brand Solutions	Memorialization	Industrial Technologies	Consolidated

Goodwill	$491,070	$376,550	$92,026	$959,646
Accumulated impairment losses	(5,752)	(5,000)	—	(10,752)
Balance at September 30, 2018	485,318	371,550	92,026	948,894

Additions during period	1,415	—	—	1,415
Divestiture during period	—	(14,970)	—	$(14,970)
Translation and other adjustments	(4,429)	750	(203)	(3,882)
Goodwill	$488,056	$362,330	$91,823	$942,209
Accumulated impairment losses	(5,752)	(5,000)	—	(10,752)
Balance at December 31, 2018	$482,304	$357,330	$91,823	$931,457
The Company performed its annual impairment review in the second quarter of fiscal 2018 and determined that estimated fair value for all reporting units exceeded carrying value, therefore no adjustments to the carrying value of goodwill were necessary.
The following tables summarize the carrying amounts and related accumulated amortization for intangible assets as of December 31, 2018 and September 30, 2018, respectively.

	Carrying Amount	Accumulated Amortization		Net
December 31, 2018:
Trade names	$126,047	$—	*	$126,047
Trade names	53,319	(6,493)		46,826
Customer relationships	376,456	(117,384)		259,072
Copyrights/patents/other	20,745	(12,891)		7,854
	$576,567	$(136,768)		$439,799

September 30, 2018:
Trade names	$126,047	$—	*	$126,047
Trade names	53,523	(5,444)		48,079
Customer relationships	372,382	(110,760)		261,622
Copyrights/patents/other	20,848	(12,686)		8,162
*Not subject to amortization	$572,800	$(128,890)		$443,910

The net change in intangible assets during the three months ended December 31, 2018 included the impact of foreign currency fluctuations during the period, additional amortization, additions related to the Frost acquisition, and reductions from the divestiture of a Memorialization business.

Amortization expense on intangible assets was $8,113 and $6,681 for the three-month periods ended December 31, 2018 and 2017, respectively.  Amortization expense is estimated to be $24,588 for the remainder of fiscal 2019, $31,060 in 2020, $29,585 in 2021, $27,945 in 2022 and $26,338 in 2023.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations
CAUTIONARY STATEMENTS REGARDING FORWARD LOOKING STATEMENTS AND NON-GAAP FINANCIAL MEASURES:

The following discussion should be read in conjunction with the consolidated financial statements of Matthews International Corporation ("Matthews" or the "Company") and related notes thereto included in this Quarterly Report on Form 10-Q and the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2018.  Any forward-looking statements contained herein are included pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements involve known and unknown risks and uncertainties that may cause the Company's actual results in future periods to be materially different from management's expectations.  Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove correct.  Factors that could cause the Company's results to differ materially from the results discussed in such forward-looking statements principally include changes in domestic or international economic conditions, changes in foreign currency exchange rates, changes in the cost of materials used in the manufacture of the Company's products, changes in mortality and cremation rates, changes in product demand or pricing as a result of consolidation in the industries in which the Company operates, changes in product demand or pricing as a result of domestic or international competitive pressures, unknown risks in connection with the Company's acquisitions, cybersecurity concerns, effectiveness of the Company's internal controls, compliance with domestic and foreign laws and regulations, technological factors beyond the Company's control, and other factors described in Item 1A - "Risk Factors" in this Form 10-Q and Item 1A - "Risk Factors" in the Company's Form 10-K for the fiscal year ended September 30, 2018.  In addition, although the Company does not have any customers that would be considered individually significant to consolidated sales, changes in the distribution of the Company's products or the potential loss of one or more of the Company's larger customers are also considered risk factors.

Included in this report are measures of financial performance that are not defined by generally accepted accounting principles in the United States ("GAAP"). These non-GAAP financial measures assist management in comparing the Company's performance on a consistent basis for purposes of business decision-making by removing the impact of certain items that management believes do not directly reflect the Company's core operations. For additional information and reconciliations from the consolidated financial statements see "Non-GAAP Financial Measures" below.

RESULTS OF OPERATIONS:

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

Beginning in fiscal 2019, the Company changed its primary measure of segment profitability from operating profit to adjusted earnings before interest, taxes, depreciation and amortization ("adjusted EBITDA"). Adjusted EBITDA is defined by the Company as earnings before interest, taxes, depreciation, amortization and certain non-cash and/or non-recurring items that do not contribute directly to management’s evaluation of its operating results. These items include stock-based compensation, the non-service portion of pension and postretirement expense, acquisition costs, ERP integration costs, and strategic initiatives and other charges. This presentation is consistent with how the Company's chief operating decision maker (the “CODM”) evaluates the results of operations and makes strategic decisions about the business. For these reasons, the Company believes that adjusted EBITDA represents the most relevant measure of segment profit and loss.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

In addition, the CODM manages and evaluates the operating performance of the segments, as described above, on a pre-corporate cost allocation basis. Accordingly, for segment reporting purposes, the Company has discontinued allocating corporate costs to its reportable segments beginning in fiscal 2019. Corporate costs include management and administrative support to the Company, which consists of certain aspects of the Company’s executive management, legal, compliance, human resources, information technology (including operational support) and finance departments. These costs are included within "Corporate and Non-Operating" in the following table to reconcile to consolidated adjusted EBITDA and are not considered a separate reportable segment. Management does not allocate non-operating items such as investment income, other income (deductions), net and noncontrolling interest to the segments.

The following table sets forth the sales and adjusted EBITDA for the Company's three reporting segments for the three-month periods ended December 31, 2018 and 2017. Segment financial information for the three months ended December 31, 2017 has been revised to present the prior period information on a comparable basis. Refer to Note 12, "Segment Information" in Item 1 - "Financial Statements" for the Company's financial information by segment.

	Three Months Ended December 31,
	2018	2017
Sales:	(Dollar amounts in thousands)
SGK Brand Solutions	$185,300	$191,766
Memorialization	153,886	144,889
Industrial Technologies	34,991	32,799
Consolidated Sales	$374,177	$369,454

Adjusted EBITDA:
SGK Brand Solutions	$27,351	$30,852
Memorialization	30,321	28,443
Industrial Technologies	3,595	3,687
Corporate and Non-Operating	(14,786)	(16,486)
Total Adjusted EBITDA (1)	$46,481	$46,496
(1) Total Adjusted EBITDA is a non-GAAP financial measure. See the "Non-GAAP Financial Measures" section below.

Sales for the three months ended December 31, 2018 were $374.2 million, compared to $369.5 million for the three months ended December 31, 2017.  The increase in fiscal 2019 sales principally reflected higher sales in Europe and the U.K. for the SGK Brand Solutions segment, increased sales of warehouse automation systems (Industrial Technologies), higher sales of caskets, memorials and cremation equipment (Memorialization) in the U.S., and benefits from recently completed acquisitions (see "Acquisitions" below). These increases were partially offset by lower sales in North America for the SGK Brand Solutions segment, and the impact of unfavorable changes in foreign currencies against the U.S. dollar. Changes in foreign currency rates were estimated to have an unfavorable impact of $5.8 million on fiscal 2019 consolidated sales compared to a year ago.

In the SGK Brand Solutions segment, sales for the first three months of fiscal 2019 were $185.3 million, compared to $191.8 million for the first three months of fiscal 2018.  The decrease primarily resulted from lower sales in the U.S., reflecting a delay in timing of several client projects and a significant brand client electing to transition their work internally, partially offset by increased sales in Europe and the U.K., and benefits from the recently completed acquisition of Frost Converting Systems ("Frost"). Changes in foreign currency exchange rates had an unfavorable impact of $4.7 million on the segment's sales compared to the prior year. Memorialization segment sales for the first three months of fiscal 2019 were $153.9 million, compared to $144.9 million for the first three months of fiscal 2018.  The sales increase reflected higher sales of caskets, memorials and cremation equipment in the U.S., and benefits from the February 2018 acquisition of Star Granite and Bronze International, Inc. ("Star Granite"). Changes in foreign currency exchange rates had an unfavorable impact of $551,000 on the segment's sales compared to the prior year. Industrial Technologies segment sales were $35.0 million for the first three months of fiscal 2019, compared to $32.8 million for the first three months of fiscal 2018. The increase reflected higher sales of warehouse control systems, and benefits from the November 2017 acquisition of Compass Engineering Group, Inc. ("Compass Engineering"). These increases were partially offset by lower product identification sales. Changes in foreign currency exchange rates also had an unfavorable impact of $591,000 on the segment's sales compared to the prior year.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

Gross profit for the three months ended December 31, 2018 was $126.4 million, compared to $131.4 million for the same period a year ago.  Consolidated gross profit as a percent of sales was 33.8% and 35.6% for the first three months of fiscal 2019 and fiscal 2018, respectively.   The decrease in gross profit primarily reflected lower U.S. sales in the SGK Brand Solutions segment, higher material costs, increased transportation costs, and unfavorable changes in foreign currency values against the U.S. dollar. These declines were partially offset by the impact of higher Memorialization segment sales in the U.S., benefits from recently completed acquisitions, and the realization of acquisition synergies and productivity improvements. Fiscal 2019 gross profit also included acquisition integration costs and other charges totaling $402,000.

Selling and administrative expenses (excluding intangible amortization) for the three months ended December 31, 2018 were $102.1 million, compared to $105.4 million for the first three months of fiscal 2018.  Consolidated selling and administrative expenses, as a percent of sales, were 27.3% for the three months ended December 31, 2018, compared to 28.5% for the same period last year.  The decrease in selling and administrative expenses primarily reflected benefits from cost reduction initiatives, including acquisition-integration synergies. These decreases were partially offset by additional expenses from recently completed acquisitions, and the recognition of a $4.5 million loss on the sale of a controlling interest in a Memorialization business. Selling and administrative expenses also included acquisition integration and related systems-integration costs, and other charges primarily in connection with cost reduction initiatives totaling $3.8 million in fiscal 2019, compared to $4.7 million in fiscal 2018. Intangible amortization for the three months ended December 31, 2018 was $8.1 million, compared to $6.7 million for the three months ended December 31, 2017. The increase in intangible amortization primarily reflected $1.0 million of incremental amortization related to recently completed acquisitions.

Adjusted EBITDA was $46.5 million for the three months ended December 31, 2018 and $46.5 million for the three months ended December 31, 2017. Adjusted EBITDA for the SGK Brand Solutions segment was $27.4 million for the first three months of fiscal 2019 compared to $30.9 million for the same period a year ago. The decrease in segment adjusted EBITDA primarily reflected the impact of lower sales in the U.S., partially offset by sales increases in Europe. Memorialization segment adjusted EBITDA was $30.3 million for the first three months of fiscal 2019 compared to $28.4 million for the first three months of fiscal 2018. The increase in segment adjusted EBITDA reflected the impact of higher sales of caskets, memorials, and cremation equipment in the U.S., benefits from the acquisition of Star Granite, and the favorable impact of acquisition synergies and other productivity initiatives. These increases were partially offset by higher material and transportation costs. Adjusted EBITDA for the Industrial Technologies segment for the three months ended December 31, 2018 was $3.6 million, compared to $3.7 million for the same period a year ago. Industrial Technologies segment adjusted EBITDA reflected the impact of higher sales of warehouse automation systems, and benefits from the acquisition of Compass Engineering. These increases were offset by lower product identification sales and higher investments in the segment's product development.

Investment (loss) income was a loss of $1.4 million for the three months ended December 31, 2018, compared to income of $467,000 for the three months ended December 31, 2017. The decrease primarily reflected declines in the value of investments (primarily marketable securities) held in trust for certain of the Company's benefit plans.  Interest expense for the first three months of fiscal 2019 was $10.3 million, compared to $7.8 million for the same period last year.  The increase in interest expense reflected an increase in average borrowing levels, primarily related to acquisitions, higher average interest rates in the current fiscal year, and incremental financing costs associated with the 5.25% Senior Notes (see "Liquidity and Capital Resources" below).  Other income (deductions), net, for the three months ended December 31, 2018 represented a decrease in pre-tax income of $924,000, compared to an decrease in pre-tax income of $2.1 million for the same period last year.  Other income (deductions), net generally include banking-related fees and the impact of currency gains and losses on certain intercompany debt and foreign denominated cash balances.  Other income (deductions), net also includes the non-service components of pension and postretirement expense (see "Recently Issued Accounting Pronouncements" below), which totaled $931,000 and $1.4 million for the three months ended December 31, 2018 and 2017, respectively.

Income tax provisions for the Company's interim periods are based on the effective income tax rate expected to be applicable for the full year. The Company's consolidated income taxes for the three months ended December 31, 2018 were an expense of $605,000, compared to an income tax benefit of $25.2 million for the first three months of fiscal 2018. The differences between the Company's fiscal 2019 first quarter effective tax rate and the fiscal 2018 first quarter effective tax rate primarily resulted from the implementation of the U.S. Tax Cuts and Jobs Act (the "Tax Act") during fiscal 2018. The Company’s fiscal 2019 first quarter effective tax rate varied from the U.S. federal statutory rate of 21.0% primarily due to the benefit of several discrete tax items, offset by the impact of state taxes. As of December 31, 2018, the Company completed its analysis of the impact of the Tax Act in accordance with U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 118 and the amounts are no longer considered provisional.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

Net losses attributable to noncontrolling interests were $113,000 for the three months ended December 31, 2018, compared to $22,000 for the same period a year ago.  The net losses attributable to noncontrolling interests primarily reflected losses in less than wholly-owned businesses.

NON-GAAP FINANCIAL MEASURES:

Included in this report are measures of financial performance that are not defined by GAAP. The Company uses non-GAAP financial measures to assist in comparing its performance on a consistent basis for purposes of business decision-making by removing the impact of certain items that management believes do not directly reflect the Company’s core operations including acquisition costs, ERP integration costs, strategic initiative and other charges (which includes non-recurring charges related to operational initiatives and exit activities), stock-based compensation and the non-service portion of pension and postretirement expense. Management believes that presenting non-GAAP financial measures is useful to investors because it (i) provides investors with meaningful supplemental information regarding financial performance by excluding certain items that management believes do not directly reflect the Company's core operations, (ii) permits investors to view performance using the same tools that management uses to budget, forecast, make operating and strategic decisions, and evaluate historical performance, and (iii) otherwise provides supplemental information that may be useful to investors in evaluating the Company’s results. The Company believes that the presentation of these non-GAAP financial measures, when considered together with the corresponding GAAP financial measures and the reconciliations to those measures, provided herein, provides investors with an additional understanding of the factors and trends affecting the Company’s business that could not be obtained absent these disclosures.

The Company believes that adjusted EBITDA provides relevant and useful information, which is used by the Company’s management in assessing the performance of its business. Adjusted EBITDA is defined by the Company as earnings before interest, taxes, depreciation, amortization and certain non-cash and/or non-recurring items that do not contribute directly to management’s evaluation of its operating results. These items include stock-based compensation, the non-service portion of pension and postretirement expense, acquisition costs, ERP integration costs, and strategic initiatives and other charges. Adjusted EBITDA provides the Company with an understanding of earnings before the impact of investing and financing charges and income taxes, and the effects of certain acquisition and ERP integration costs, and items that do not reflect the ordinary earnings of the Company’s operations. This measure may be useful to an investor in evaluating operating performance. It is also useful as a financial measure for lenders and is used by the Company’s management to measure business performance. Adjusted EBITDA is not a measure of the Company's financial performance under GAAP and should not be considered as an alternative to net income or other performance measures derived in accordance with GAAP, or as an alternative to cash flow from operating activities as a measure of the Company's liquidity. The Company's definition of adjusted EBITDA may not be comparable to similarly titled measures used by other companies.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

The reconciliation of net income to adjusted EBITDA is as follows:

	Three Months Ended December 31,
	2018	2017
	(Dollar amounts in thousands)
Net income	$2,984	$35,158
Income tax provision (benefit)	605	(25,227)
Income before income taxes	3,589	9,931
Net loss attributable to noncontrolling interests	113	22
Interest expense	10,301	7,801
Depreciation and amortization *	19,226	17,238
Acquisition costs (1)**	2,032	1,931
ERP integration costs (2)**	2,177	2,027
Strategic initiatives and other charges (3)**	—	647
Loss on divestiture (4)	4,465	—
Stock-based compensation	3,647	5,474
Non-service pension and postretirement expense (5)	931	1,425
Total Adjusted EBITDA	$46,481	$46,496

(1) Includes certain non-recurring costs associated with recent acquisition activities.
(2) Represents costs associated with global ERP system integration efforts.
(3) Includes certain non-recurring costs associated with productivity and cost-reduction initiatives intended to result in improved operating performance, profitability and working capital levels.
(4) Represents a loss on the sale of a controlling interest in a Memorialization business.
(5) Non-service pension and postretirement expense includes interest cost, expected return on plan assets and amortization of actuarial gains and losses. These benefit cost components are excluded from adjusted EBITDA since they are primarily influenced by external market conditions that impact investment returns and interest (discount) rates. The service cost and prior service cost components of pension and postretirement expense are included in the calculation of adjusted EBITDA, since they are considered to be a better reflection of the ongoing service-related costs of providing these benefits. Please note that GAAP pension and postretirement expense or the adjustment above are not necessarily indicative of the current or future cash flow requirements related to these employee benefit plans.

* Depreciation and amortization was $11.5 million and $11.0 million for the SGK Brand Solutions segment, $5.0 million and $4.1 million for the Memorialization segment, $1.5 million and $1.1 million for the Industrial Solutions segment, and $1.2 million and $1.0 million for Corporate and Non-Operating, for the three months ended December 31, 2018 and 2017, respectively.

** Acquisition costs, ERP integration costs, and strategic initiatives and other charges were $0.6 million and $1.7 million for the SGK Brand Solutions segment, $4.5 million and $0.3 million for the Memorialization segment, and $3.6 million and $2.6 million for Corporate and Non-Operating, for the three months ended December 31, 2018 and 2017, respectively. Acquisition costs, ERP integration costs, and strategic initiatives and other charges were $90,000 for the Industrial Solutions segment for the three months ended December 31, 2017.

LIQUIDITY AND CAPITAL RESOURCES:

Net cash provided by operating activities was $8.4 million for the first three months of fiscal 2019, compared to $7.6 million for the first three months of fiscal 2018.  Operating cash flow for both periods reflected net income adjusted for deferred taxes, depreciation, amortization, stock-based compensation expense, non-cash pension expense, and other non-cash adjustments. Net changes in working capital items, which principally related to fiscal year-end compensation-related payments, resulted in a use of working capital of approximately $21.1 million and $10.0 million in the first three months of fiscal 2019 and fiscal 2018, respectively. Net changes in working capital in fiscal 2019 included increased amounts recognized in excess of billings for certain customer projects.

Cash used in investing activities was $15.6 million for the three months ended December 31, 2018, compared to $108.2 million for the three months ended December 31, 2017.  Investing activities for the first three months of fiscal 2019 primarily reflected capital expenditures of $8.5 million, acquisition payments (net of cash acquired or received from sellers) totaling $8.4 million, proceeds of $8.3 million from the divestiture of a controlling interest in a small Memorialization business, and investments and advances of $7.4 million.  Investing activities for the first three months of fiscal 2018 primarily reflected capital expenditures of $11.6 million, acquisition payments (net of cash acquired or received from sellers) totaling $86.0 million, and the purchase of a cost-method investment for $11.7 million.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

Capital expenditures reflected reinvestment in the Company's business segments and were made primarily for the purchase of new production machinery, equipment, software and systems, and facilities designed to improve product quality, increase manufacturing efficiency, lower production costs and meet regulatory requirements.  Capital expenditures for the last three fiscal years were primarily financed through operating cash.  Capital spending for property, plant and equipment has averaged $43.0 million for the last three fiscal years.  Capital spending for fiscal 2019 is currently expected to be in the range of $45.0 million.  The Company expects to generate sufficient cash from operations to fund all anticipated capital spending projects.

Cash provided by financing activities for the three months ended December 31, 2018 was $5.8 million, primarily reflecting proceeds, net of repayments, on long-term debt of $20.7 million, treasury stock purchases of $7.8 million, and dividends of $6.4 million to the Company's shareholders. Cash provided by financing activities for the three months ended December 31, 2017 was $102.8 million, primarily reflecting proceeds, net of repayments, on long-term debt of $113.3 million, treasury stock purchases of $4.4 million, and dividends of $6.1 million to the Company's shareholders.

The Company has a domestic credit facility with a syndicate of financial institutions that includes a $900.0 million senior secured revolving credit facility and a $250.0 million senior secured amortizing term loan. The term loan requires scheduled principal payments of 5.0% of the outstanding principal in year one, 7.5% in year two, and 10.0% in years three through five, payable in quarterly installments.  The balance of the revolving credit facility and the term loan are due on the maturity date of April 26, 2021. Borrowings under both the revolving credit facility and the term loan bear interest at LIBOR plus a factor ranging from 0.75% to 2.00% (1.25% at December 31, 2018) based on the Company's secured leverage ratio.  The secured leverage ratio is defined as net secured indebtedness divided by EBITDA (earnings before interest, taxes, depreciation and amortization) as defined within the domestic credit facility agreement.  The Company is required to pay an annual commitment fee ranging from 0.15% to 0.25% (based on the Company's leverage ratio) of the unused portion of the revolving credit facility.

The domestic credit facility requires the Company to maintain certain leverage and interest coverage ratios. A portion of the facility (not to exceed $35.0 million) is available for the issuance of trade and standby letters of credit. Outstanding borrowings on the revolving credit facility at December 31, 2018 and September 30, 2018 were $322.5 million and $319.5 million, respectively. Outstanding borrowings on the term loan at December 31, 2018 and September 30, 2018 were $205.9 million and $212.1 million, respectively. The weighted-average interest rate on outstanding borrowings for the domestic credit facility (including the effects of interest rate swaps) at December 31, 2018 and December 31, 2017 was 3.06% and 2.93%, respectively.

The Company has $300.0 million of 5.25% senior unsecured notes due December 1, 2025 (the "2025 Senior Notes"). The 2025 Senior Notes bear interest at a rate of 5.25% per annum with interest payable semi-annually in arrears on June 1 and December 1 of each year. The Company's obligations under the 2025 Senior Notes are guaranteed by certain of the Company's direct and indirect wholly-owned domestic subsidiaries. The Company is subject to certain covenants and other restrictions in connection with the 2025 Senior Notes.

The Company has a $115.0 million accounts receivable securitization facility (the "Securitization Facility") with certain financial institutions which matures on April 11, 2020. Under the Securitization Facility, the Company and certain of its domestic subsidiaries sell, on a continuous basis without recourse, their trade receivables to Matthews Receivables Funding Corporation, LLC (“Matthews RFC”), a wholly-owned bankruptcy-remote subsidiary of the Company. Matthews RFC in turn assigns a collateral interest in these receivables to certain financial institutions, and then may borrow funds under the Securitization Facility. The Securitization Facility does not qualify for sale treatment. Accordingly, the trade receivables and related debt obligations remain on the Company's Consolidated Balance Sheet. Borrowings under the Securitization Facility bear interest at LIBOR plus 0.75%. The Company is required to pay an annual commitment fee ranging from 0.25% to 0.35% of the unused portion of the Securitization Facility. Outstanding borrowings under the Securitization Facility at December 31, 2018 and September 30, 2018 were $109.2 million and $102.3 million, respectively. At December 31, 2018 and 2017, the interest rate on borrowings under this facility was 3.25% and 0.02%, respectively.

The following table presents information related to interest rate contracts entered into by the Company and designated as cash flow hedges (dollar amounts in thousands):

	December 31, 2018	September 30, 2018
Pay fixed swaps - notional amount	$337,500	$343,750
Net unrealized gain	$7,467	$11,309
Weighted-average maturity period (years)	2.5	2.7
Weighted-average received rate	2.50%	2.26%
Weighted-average pay rate	1.38%	1.37%

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

The fair value of the interest rate swaps reflected an unrealized gain of $7.5 million ($5.6 million after tax) at December 31, 2018 and an unrealized gain of $11.3 million ($8.5 million after tax) at September 30, 2018. The unrealized gain is included in shareholders' equity as part of accumulated other comprehensive income (loss) ("AOCI").  Assuming market rates remain constant with the rates at December 31, 2018, a gain (net of tax) of approximately $2.2 million included in AOCI is expected to be recognized in earnings over the next twelve months.

The Company, through certain of its European subsidiaries, has a credit facility with a European bank, which is guaranteed by Matthews.  The maximum amount of borrowing available under this facility is €35.0 million ($40.1 million).  In December 2018, the credit facility was extended and matures in December 2019. The Company intends to continue to extend this facility. Outstanding borrowings under the credit facility totaled €21.4 million ($24.5 million) and €2.8 million ($3.2 million) at December 31, 2018 and September 30, 2018, respectively. The weighted-average interest rate on outstanding borrowings under this facility at December 31, 2018 and 2017 was 1.25% and 2.00%, respectively.

The Company’s German subsidiary, Matthews Europe GmbH & Co. KG, has €15.0 million ($17.2 million) of senior unsecured notes with European banks.  The notes are guaranteed by Matthews and mature in November 2019.  A portion of the notes (€5.0 million) have a fixed interest rate of 1.40%, and the remainder bear interest at Euro LIBOR plus 1.40%.  The weighted-average interest rate on the notes at December 31, 2018 and 2017 was 1.40%.

Other debt totaled $3.2 million and $5.4 million at December 31, 2018 and September 30, 2018, respectively. The weighted-average interest rate on these outstanding borrowings was 5.54% and 4.62% at December 31, 2018 and 2017, respectively. The Company was in compliance with all of its debt covenants as of December 31, 2018.

In September 2014, a claim was filed seeking to draw upon a letter of credit issued by the Company of £8.6 million ($10.9 million at December 31, 2018) with respect to a performance guarantee on an environmental solutions project in Saudi Arabia. Management assessed the customer's demand to be without merit and initiated an action with the court in the United Kingdom (the "Court"). Pursuant to this action, an order was issued by the Court in January 2015 requiring that, upon receipt by the customer, the funds were to be remitted by the customer to the Court pending resolution of the dispute between the parties. As a result, the Company made payment on the draw to the financial institution for the letter of credit and the funds were ultimately received by the customer. The customer did not remit the funds to the Court as ordered. On June 14, 2016, the Court ruled completely in favor of Matthews following a trial on the merits. However, as the customer has neither yet remitted the funds nor complied with the final, un-appealed orders of the Court, it is possible the resolution of this matter could have an unfavorable financial impact on Matthews’ results of operations. The Company has determined that resolution of this matter may take an extended period of time and therefore has classified the funded letter of credit within other assets on the Consolidated Balance Sheets as of December 31, 2018 and September 30, 2018. The Company will continue to assess collectability related to this matter as facts and circumstances evolve.

The Company has a stock repurchase program.  Under the current authorization, the Company's Board of Directors has authorized the repurchase of a total of 5,000,000 shares of Matthews' common stock under the program, of which 1,235,865 shares remain available for repurchase as of December 31, 2018. The buy-back program is designed to increase shareholder value, enlarge the Company's holdings of its common stock, and add to earnings per share.  Repurchased shares may be retained in treasury, utilized for acquisitions, or reissued to employees or other purchasers, subject to the restrictions set forth in the Company's Restated Articles of Incorporation.

Consolidated working capital of the Company was $313.8 million at December 31, 2018, compared to $312.3 million at September 30, 2018.  Cash and cash equivalents were $39.8 million at December 31, 2018, compared to $41.6 million at September 30, 2018.  The Company's current ratio was 2.0 at December 31, 2018 and September 30, 2018.

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

At December 31, 2018, an accrual of approximately $1.9 million had been recorded for environmental remediation (of which $600,000 was classified in other current liabilities), representing management's best estimate of the probable and reasonably estimable costs of known remediation obligations for one of the Company's subsidiaries.  The accrual does not consider the effects of inflation and anticipated expenditures are not discounted to their present value.  Changes in the accrued environmental remediation obligation from the prior fiscal year reflect payments charged against the accrual. While final resolution of these contingencies could result in costs different than current accruals, management believes the ultimate outcome will not have a significant effect on the Company's consolidated results of operations or financial position.

ACQUISITIONS AND DIVESTITURES:

Refer to Note 13, "Acquisitions and Divestitures" in Item 1 - "Financial Statements" for further details on the Company's acquisitions and divestitures.

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

With respect to the remainder of fiscal 2019, the Company expects to continue to devote a significant level of effort to the integrations of recent acquisitions, including systems integration.  The costs associated with these integrations will impact the Company's operating results for fiscal 2019.  Consistent with its practice, the Company plans to identify these costs on a quarterly basis as incurred.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

CRITICAL ACCOUNTING POLICIES:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Therefore, the determination of estimates requires the exercise of judgment based on various assumptions and other factors such as historical experience, economic conditions, and in some cases, actuarial techniques.  Actual results may differ from those estimates.   A discussion of market risks affecting the Company can be found in Item 7A - "Quantitative and Qualitative Disclosures about Market Risk" in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2018.

A summary of the Company's significant accounting policies are included in the Notes to Consolidated Financial Statements and in the critical accounting policies in Management's Discussion and Analysis included in the Company's Annual Report on Form 10-K for the year ended September 30, 2018.  Management believes that the application of these policies on a consistent basis enables the Company to provide useful and reliable financial information about the Company's operating results and financial condition.

LONG-TERM CONTRACTUAL OBLIGATIONS AND COMMITMENTS:

The following table summarizes the Company's contractual obligations at December 31, 2018, and the effect such obligations are expected to have on its liquidity and cash flows in future periods.

	Payments due in fiscal year:
	Total	2019 Remainder	2020 to 2021	2022 to 2023	After 2023
Contractual Cash Obligations:	(Dollar amounts in thousands)
Revolving credit facilities	$346,966	$—	$346,966	$—	$—
Securitization Facility	109,200	—	109,200	—	—
Senior secured term loan	205,876	18,750	187,126	—	—
2025 Senior Notes	406,561	7,875	31,500	31,500	335,686
Notes payable to banks	17,551	382	17,169	—	—
Short-term borrowings	2,829	2,829	—	—	—
Capital lease obligations	5,525	835	1,454	792	2,444
Non-cancelable operating leases	73,580	17,650	32,543	14,180	9,207
Other	14,075	2,356	6,144	3,998	1,577

Total contractual cash obligations	$1,182,163	$50,677	$732,102	$50,470	$348,914

A significant portion of the loans included in the table above bear interest at variable rates.  At December 31, 2018, the weighted-average interest rate was 3.06% on the Company's domestic credit facility, 3.25% on the Company's Securitization Facility, 1.25% on the credit facility through the Company's European subsidiaries, 1.40% on notes issued by the Company's wholly-owned subsidiary, Matthews Europe GmbH & Co. KG, and 5.54% on other outstanding debt.

Benefit payments under the Company's principal retirement plan are made from plan assets, while benefit payments under the supplemental retirement plan and postretirement benefit plan are funded from the Company's operating cash.  The Company is not required to make any significant contributions to its principal retirement plan in fiscal 2019.  During the three months ended December 31, 2018 contributions of $196,000 and $498,000 were made under the supplemental retirement plan and postretirement plan, respectively. The Company currently anticipates contributing an additional $661,000 and $577,000 under the supplemental retirement plan and postretirement plan, respectively, for the remainder of fiscal 2019.

Unrecognized tax benefits are positions taken, or expected to be taken, on an income tax return that may result in additional payments to tax authorities.  If a tax authority agrees with the tax position taken, or expected to be taken, or the applicable statute of limitations expires, then additional payments will not be necessary.  As of December 31, 2018, the Company had unrecognized tax benefits, excluding penalties and interest, of approximately $14.5 million.  The timing of potential future payments related to the unrecognized tax benefits is not presently determinable. The Company believes that its current liquidity sources, combined with its operating cash flow and borrowing capacity, will be sufficient to meet its capital needs for the foreseeable future.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

Refer to Note 2, "Basis of Presentation" in Item 1 - "Financial Statements," for further details on recently issued accounting pronouncements.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk:

There have been no material changes in the Company’s market risk during the three months ended December 31, 2018. For additional information see Item 7A - "Quantitative and Qualitative Disclosures About Market Risk" in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2018.

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

Management, under the supervision and with the participation of our Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures in effect as of December 31, 2018. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2018, the Company's disclosure controls and procedures were effective to provide reasonable assurance that material information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, and that such information is recorded, summarized and properly reported within the appropriate time period, relating to the Company and its consolidated subsidiaries, required to be included in the Exchange Act reports, including this Quarterly Report on Form 10-Q.

There have been no changes in the Company's internal controls over financial reporting that occurred during the fiscal quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II ‑ OTHER INFORMATION

Item 1. Legal Proceedings

The Company is subject to various legal proceedings and claims arising in the ordinary course of business.  Management does not expect that the results of any of these legal proceedings will have a material adverse effect on Matthews' financial condition, results of operations or cash flows.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item IA to our Annual Report on Form 10-K for the fiscal year ended September 30, 2018. The risk factors disclosed in Part I, Item 1A to our Annual Report on Form 10-K for the fiscal year ended September 30, 2018, in addition to the other information set forth in this report, could adversely affect the Company's operating performance and financial condition. Additional risks not currently known or deemed immaterial may also result in adverse effects on the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchase Plan

The Company has a stock repurchase program.  The buy-back program is designed to increase shareholder value, enlarge the Company's holdings of its common stock, and add to earnings per share.  Repurchased shares may be retained in treasury, utilized for acquisitions, or reissued to employees or other purchasers, subject to the restrictions of the Company's Restated Articles of Incorporation.  Under the current authorization, the Company's Board of Directors had authorized the repurchase of a total of 5,000,000 shares of Matthews' common stock under the program, of which 1,235,865 shares remain available for repurchase as of December 31, 2018.

The following table shows the monthly fiscal 2019 stock repurchase activity:

Period	Total number of shares purchased	Weighted-average price paid per share	Total number of shares purchased as part of a publicly announced plan	Maximum number of shares that may yet be purchased under the plan
October 2018	332	$51.88	332	1,421,950
November 2018	141,722	42.16	141,722	1,280,228
December 2018	44,363	39.63	44,363	1,235,865
Total	186,417	$41.58	186,417

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

MATTHEWS INTERNATIONAL CORPORATION
(Registrant)

Date:	February 1, 2019	By: /s/ Joseph C. Bartolacci
Joseph C. Bartolacci, President
and Chief Executive Officer

Date:	February 1, 2019	By: /s/ Steven F. Nicola
Steven F. Nicola, Chief Financial Officer
and Secretary