Form 10-Q
period 2019-03-31
MATTHEWS INTERNATIONAL CORP
filed 2019-05-03
CIK 63296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
____________________________________________________________
FORM 10‑Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol	Name of each exchange on which registered
Class A Common Stock, $1.00 par value	MATW	Nasdaq Global Select Market
As of March 31, 2019, shares of common stock outstanding were: Class A Common Stock 31,728,614 shares.

PART I ‑ FINANCIAL INFORMATION
Item 1.   Financial Statements

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollar amounts in thousands)

	March 31, 2019		September 30, 2018
ASSETS
Current assets:
Cash and cash equivalents		$37,730		$41,572
Accounts receivable, net		318,147		331,463
Inventories, net		187,653		180,451
Other current assets		74,274		61,592

Total current assets		617,804		615,078

Investments		61,356		45,430
Property, plant and equipment, net		243,493		252,775
Deferred income taxes		1,945		1,837
Other assets		46,845		49,820
Goodwill		933,748		948,894
Other intangible assets, net		430,706		443,910

Total assets		$2,335,897		$2,357,744

LIABILITIES
Current liabilities:
Long-term debt, current maturities		$56,596		$31,260
Trade accounts payable		67,656		70,044
Accrued compensation		41,819		51,490
Accrued income taxes		9,869		11,413
Other current liabilities		131,627		122,195

Total current liabilities		307,567		286,402

Long-term debt		919,102		929,342
Accrued pension		84,562		82,035
Postretirement benefits		17,407		17,753
Deferred income taxes		116,793		121,519
Other liabilities		43,005		51,979
Total liabilities		1,488,436		1,489,030

SHAREHOLDERS' EQUITY
Shareholders' equity-Matthews:
Common stock	$36,334		$36,334
Additional paid-in capital	135,055		129,252
Retained earnings	1,041,856		1,040,378
Accumulated other comprehensive loss	(180,186)		(164,298)
Treasury stock, at cost	(187,391)		(173,315)
Total shareholders' equity-Matthews		845,668		868,351
Noncontrolling interests		1,793		363
Total shareholders' equity		847,461		868,714

Total liabilities and shareholders' equity		$2,335,897		$2,357,744

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018

Sales	$391,400	$414,061	$765,577	$783,515
Cost of sales	(255,119)	(263,381)	(502,885)	(501,422)

Gross profit	136,281	150,680	262,692	282,093

Selling expense	(34,352)	(37,191)	(69,381)	(74,108)
Administrative expense	(68,156)	(74,024)	(135,259)	(142,490)
Intangible amortization	(9,509)	(8,249)	(17,622)	(14,930)

Operating profit	24,264	31,216	40,430	50,565

Investment (loss) income	2,091	(74)	739	393
Interest expense	(10,259)	(9,262)	(20,560)	(17,063)
Other income (deductions), net	(1,067)	(1,596)	(1,991)	(3,680)

Income before income taxes	15,029	20,284	18,618	30,215

Income tax (provision) benefit	165	(2,212)	(440)	23,015

Net income	15,194	18,072	18,178	53,230

Net loss attributable to noncontrolling interests	223	110	336	132

Net income attributable to Matthews shareholders	$15,417	$18,182	$18,514	$53,362

Earnings per share attributable to Matthews shareholders:
Basic	$0.49	$0.57	$0.59	$1.68

Diluted	$0.48	$0.57	$0.58	$1.68

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(Dollar amounts in thousands)

	Three Months Ended March 31,
	Matthews		Noncontrolling Interest		Total
	2019	2018	2019	2018	2019	2018

Net income (loss):	$15,417	$18,182	$(223)	$(110)	$15,194	$18,072
Other comprehensive (loss) income ("OCI"), net of tax:
Foreign currency translation adjustment	134	11,413	19	90	153	11,503
Pension plans and other postretirement benefits	734	1,022	—	—	734	1,022
Unrecognized (loss) gain on derivatives:
Net change from periodic revaluation	(1,356)	3,260	—	—	(1,356)	3,260
Net amount reclassified to earnings	(664)	(133)	—	—	(664)	(133)
Net change in unrecognized gain (loss) on derivatives	(2,020)	3,127	—	—	(2,020)	3,127
OCI, net of tax	(1,152)	15,562	19	90	(1,133)	15,652
Comprehensive (loss) income	$14,265	$33,744	$(204)	$(20)	$14,061	$33,724

	Six Months Ended March 31,
	Matthews		Noncontrolling Interest		Total
	2019	2018	2019	2018	2019	2018

Net income (loss):	$18,514	$53,362	$(336)	$(132)	$18,178	$53,230
OCI, net of tax:
Foreign currency translation adjustment	(12,430)	19,011	6	103	(12,424)	19,114
Pension plans and other postretirement benefits	1,463	2,040	—	—	1,463	2,040
Unrecognized (loss) gain on derivatives:
Net change from periodic revaluation	(3,702)	4,893	—	—	(3,702)	4,893
Net amount reclassified to earnings	(1,219)	(171)	—	—	(1,219)	(171)
Net change in unrecognized (loss) gain on derivatives	(4,921)	4,722	—	—	(4,921)	4,722
OCI, net of tax	(15,888)	25,773	6	103	(15,882)	25,876
Comprehensive (loss) income	$2,626	$79,135	$(330)	$(29)	$2,296	$79,106

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
for the three and six months ended March 31, 2019 and 2018 (Unaudited)
(Dollar amounts in thousands, except per share data)

	Shareholders' Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Non- controlling interests	Total
Balance, September 30, 2018	$36,334	$129,252	$1,040,378	$(164,298)	$(173,315)	$363	$868,714
Net income (loss)	—	—	3,097	—	—	(113)	2,984
Minimum pension liability	—	—	—	729	—	—	729
Translation adjustment	—	—	—	(12,564)	—	(13)	(12,577)
Fair value of derivatives	—	—	—	(2,901)	—	—	(2,901)
Total comprehensive loss							(11,765)
Stock-based compensation	—	3,647	—	—	—	—	3,647
Purchase of 186,417 shares of treasury stock	—	—	—	—	(7,751)	—	(7,751)
Issuance of 2,822 shares of treasury stock	—	(115)	—	—	115	—	—
Cancellations of 19,433 shares of treasury stock	—	891	—	—	(891)	—	—
Dividends, $0.20 per share	—	—	(6,414)	—	—	—	(6,414)
Acquisition	—	—	—	—	—	1,760	1,760
Cumulative tax adjustment for intra-entity transfers	—	—	(4,176)	—	—	—	(4,176)
Balance, December 31, 2018	$36,334	$133,675	$1,032,885	$(179,034)	$(181,842)	$1,997	$844,015
Net income (loss)	—	—	15,417	—	—	(223)	15,194
Minimum pension liability	—	—	—	734	—	—	734
Translation adjustment	—	—	—	134	—	19	153
Fair value of derivatives	—	—	—	(2,020)	—	—	(2,020)
Total comprehensive income							14,061
Stock-based compensation	—	1,366	—	—	—	—	1,366
Purchase of 143,092 shares of treasury stock	—	—	—	—	(5,535)	—	(5,535)
Cancellations of 41 shares of treasury stock	—	14	—	—	(14)	—	—
Dividends, $0.20 per share	—	—	(6,446)	—	—	—	(6,446)
Balance, March 31, 2019	$36,334	$135,055	$1,041,856	$(180,186)	$(187,391)	$1,793	$847,461
The accompanying notes are an integral part of these consolidated financial statements.

	Shareholders' Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Non- controlling interests	Total
Balance, September 30, 2017	$36,334	$123,432	$948,830	$(154,115)	$(164,774)	$552	$790,259
Net income (loss)	—	—	35,180	—	—	(22)	35,158
Minimum pension liability	—	—	—	1,018	—	—	1,018
Translation adjustment	—	—	—	7,598	—	13	7,611
Fair value of derivatives	—	—	—	1,595	—	—	1,595
Total comprehensive income							45,382
Stock-based compensation	—	5,474	—	—	—	—	5,474
Purchase of 75,765 shares of treasury stock	—	—	—	—	(4,415)	—	(4,415)
Issuance of 223,971 shares of treasury stock	—	(8,922)	—	—	8,922	—	—
Cancellations of 5,214 shares of treasury stock	—	310	—	—	(310)	—	—
Dividends, $0.19 per share	—	—	(6,071)	—	—	—	(6,071)
Balance, December 31, 2017	$36,334	$120,294	$977,939	$(143,904)	$(160,577)	$543	$830,629
Net income (loss)	—	—	18,182	—	—	(110)	18,072
Minimum pension liability	—	—	—	1,022	—	—	1,022
Translation adjustment	—	—	—	11,413	—	90	11,503
Fair value of derivatives	—	—	—	3,127	—	—	3,127
Total comprehensive income							33,724
Stock-based compensation	—	2,658	—	—	—	—	2,658
Purchase of 260,621 shares of treasury stock	—	—	—	—	(13,890)	—	(13,890)
Issuance of 102,856 shares of treasury stock	—	883	—	—	4,117	—	5,000
Dividends, $0.19 per share	—	—	(6,039)	—	—	—	(6,039)
Balance, March 31, 2018	$36,334	$123,835	$990,082	$(128,342)	$(170,350)	$523	$852,082
The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollar amounts in thousands)

	Six Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income	$18,178	$53,230
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40,276	36,986
Stock-based compensation expense	5,013	8,132
Deferred tax benefit	(3,176)	(38,429)
Gain on sale of assets	(128)	(813)
Loss on divestiture	4,465	—
Unrealized loss (gain) on investments	806	(199)
Changes in working capital items	(17,552)	(7,818)
Increase in other assets	(406)	(8,192)
Increase in other liabilities	937	9,628
Other operating activities, net	(3,124)	3,745

Net cash provided by operating activities	45,289	56,270

Cash flows from investing activities:
Capital expenditures	(19,170)	(21,854)
Acquisitions, net of cash acquired	(11,525)	(119,689)
Proceeds from sale of assets	462	1,731
Proceeds from divestiture	8,254	—
Investments and advances	(11,488)	(11,746)

Net cash used in investing activities	(33,467)	(151,558)

Cash flows from financing activities:
Proceeds from long-term debt	181,594	627,192
Payments on long-term debt	(167,327)	(495,109)
Purchases of treasury stock	(13,286)	(18,305)
Dividends	(12,860)	(12,110)
Payment of acquisition holdback	(2,050)	—
Other financing activities	(1,436)	—

Net cash (used in) provided by financing activities	(15,365)	101,668

Effect of exchange rate changes on cash	(299)	936

Net change in cash and cash equivalents	$(3,842)	$7,316

Non-cash investing and financing activities:
Acquisition of long-term asset under financing arrangement	$—	$14,544
The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2019
(Dollar amounts in thousands, except per share data)

Note 1.   Nature of Operations

Matthews International Corporation ("Matthews" or the "Company"), founded in 1850 and incorporated in Pennsylvania in 1902, is a global provider of brand solutions, memorialization products and industrial technologies. Brand solutions consist of brand management, pre-media services, printing plates and cylinders, imaging services, digital asset management, merchandising display systems, and marketing and design services primarily for the consumer packaged goods and retail industries. Memorialization products consist primarily of bronze and granite memorials and other memorialization products, caskets and cremation equipment primarily for the cemetery and funeral home industries. Industrial technologies include marking and coding equipment and consumables, industrial automation products and order fulfillment systems for identifying, tracking, picking and conveying consumer and industrial products.
The Company has facilities in North America, Europe, Asia, Australia, and Central and South America.

Note 2.   Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information for commercial and industrial companies and the instructions to Form 10‑Q and Rule 10‑01 of Regulation S‑X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the six months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2019. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10‑K for the year ended September 30, 2018.  The consolidated financial statements include all domestic and foreign subsidiaries in which the Company maintains an ownership interest and has operating control.  Investments in certain companies over which the Company exerts significant influence, but does not control the financial and operating decisions, are accounted for as equity method investments. Investments in certain companies over which the Company does not exert significant influence are accounted for as cost method investments. All intercompany accounts and transactions have been eliminated.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation. These reclassifications are not material to the prior year presentation.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which provides new guidance on how an entity should account for leases and recognize associated lease assets and liabilities. This ASU requires lessees to recognize assets and liabilities that arise from financing and operating leases on the Consolidated Balance Sheet. Subsequently, the FASB issued several ASUs that address implementation issues and correct or improve certain aspects of the new lease guidance, including ASU 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842), ASU 2018-01, Leases (Topic 842) Land Easement Practical Expedient for Transition to Topic 842, ASU 2018-10, Codification Improvements to Topic 842, Leases, ASU 2018-11, Leases (Topic 842): Targeted Improvements, ASU 2018-20, Leases (Topic 842): Narrow-Scope Improvements for Lessors, and ASU 2019-01, Leases (Topic 842): Codification Improvements. These ASUs do not change the core principles in the lease guidance outlined above. ASU No. 2018-11 provides an additional transition method to adopt ASU No. 2016-02. Under the new transition method, an entity initially applies the new leases standard at the adoption date versus at the beginning of the earliest period presented and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company has elected to use this transition method at the adoption date of October 1, 2019. ASU No. 2016-02 and the related ASUs referenced above are effective for the Company beginning in interim periods starting in fiscal year 2020. The Company is in the process of assessing the impact these ASUs will have on its consolidated financial statements.

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

In February 2017, the FASB issued ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715), Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which provides new guidance intended to improve the disclosure requirements related to the service cost component of net benefit cost. ASU 2017-07 requires a company to present the service cost components of net periodic benefit cost in the same income statement line as other employee compensation costs, with the remaining components of net periodic benefit cost presented separately from the service cost components and outside of any subtotal of operating income, if one is presented. The Company adopted this standard on October 1, 2018 applying the presentation requirements retrospectively. For the three months ended March 31, 2018, the Company reclassified net benefit costs of $714, $226 and $485, from cost of sales, selling expense and administrative expense, respectively, to other income (deductions), net. For the six months ended March 31, 2018, the Company reclassified net benefit costs of $1,428, $452 and $970 from cost of sales, selling expense and administrative expense, respectively, to other income (deductions), net.

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

The Company delivers a variety of products and services through its business segments. The SGK Brand Solutions segment delivers brand management, pre-media services, printing plates and cylinders and imaging services for consumer packaged goods and retail customers, merchandising display systems, and marketing and design services primarily to the consumer packaged goods and retail industries. The Memorialization segment produces and delivers bronze and granite memorials and other memorialization products, caskets and cremation equipment primarily for the cemetery and funeral home industries.  The Industrial Technologies segment delivers marking and coding equipment and consumables, industrial automation products and order fulfillment systems for identifying, tracking, picking and conveying consumer and industrial products for the warehousing and industrial industries. Each product or service delivered to a third-party customer is considered to satisfy a performance obligation. Performance obligations generally occur at a point in time and are satisfied when control of the goods passes to the customer. Certain revenue related to mausoleum construction and significant engineering projects, including cremation and incineration projects, and marking and industrial automation projects, are recognized over time using the input method measuring progress toward completion of such projects. Amounts recognized using the over time method were less than 5% of the Company's consolidated revenue for the three and six months ended March 31, 2019 and 2018. The Company is entitled to collection of the sales price under normal credit terms in the regions in which it operates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 3.   Revenue Recognition (continued)

The Company disaggregates revenue from contracts with customers by geography, as it believes geographic regions best depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. Disaggregated sales by segment and region for the three and six months ended March 31, 2019 and 2018 were as follows:

	SGK Brand Solutions		Memorialization		Industrial Technologies		Consolidated
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2019	2018	2019	2018	2019	2018	2019	2018
North America	$79,170	$89,609	$151,441	$156,512	$30,988	$29,609	$261,599	$275,730
Central and South America	1,480	1,571	—	—	—	—	1,480	1,571
Europe	96,070	101,703	8,606	9,769	7,035	7,731	111,711	119,203
Australia	2,901	3,007	2,129	2,408	—	—	5,030	5,415
Asia	11,030	11,162	—	—	550	980	11,580	12,142
Total Sales	$190,651	$207,052	$162,176	$168,689	$38,573	$38,320	$391,400	$414,061

	SGK Brand Solutions		Memorialization		Industrial Technologies		Consolidated
	Six Months Ended March 31,		Six Months Ended March 31,		Six Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018	2019	2018	2019	2018
North America	$158,752	$176,562	$294,734	$289,261	$58,702	$53,468	$512,188	$519,291
Central and South America	2,697	3,136	—	—	—	—	2,697	3,136
Europe	186,588	190,573	16,764	19,014	13,372	15,362	216,724	224,949
Australia	5,860	6,010	4,564	5,303	—	—	10,424	11,313
Asia	22,054	22,537	—	—	1,490	2,289	23,544	24,826
Total Sales	$375,951	$398,818	$316,062	$313,578	$73,564	$71,119	$765,577	$783,515

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 4.   Fair Value Measurements (continued)

The fair values of the Company's assets and liabilities measured on a recurring basis are categorized as follows:

	March 31, 2019				September 30, 2018
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Derivatives (1)	$—	$4,791	$—	$4,791	$—	$11,309	$—	$11,309
Equity and fixed income mutual funds	—	22,512	—	22,512	—	22,758	—	22,758
Life insurance policies	—	4,045	—	4,045	—	5,894	—	5,894
Total assets at fair value	$—	$31,348	$—	$31,348	$—	$39,961	$—	$39,961

Liabilities:
Derivatives (1)	$—	$—	$—	$—	$—	$—	$—	$—
Total liabilities at fair value	$—	$—	$—	$—	$—	$—	$—	$—
(1) Interest rate swaps are valued based on observable market swap rates and are classified within Level 2 of the fair value hierarchy.

Note 5.   Inventories

Inventories consisted of the following:

	March 31, 2019	September 30, 2018

Raw materials	$36,880	$34,880
Work in process	72,210	67,827
Finished goods	78,563	77,744
	$187,653	$180,451

Note 6.   Debt

The Company has a domestic credit facility with a syndicate of financial institutions that includes a $900,000 senior secured revolving credit facility and a $250,000 senior secured amortizing term loan. The term loan requires scheduled principal payments of 5.0% of the outstanding principal in year one, 7.5% in year two, and 10.0% in years three through five, payable in quarterly installments.  The balance of the revolving credit facility and the term loan are due on the maturity date of April 26, 2021. Borrowings under both the revolving credit facility and the term loan bear interest at LIBOR plus a factor ranging from 0.75% to 2.00% (1.50% at March 31, 2019) based on the Company's secured leverage ratio.  The secured leverage ratio is defined as net secured indebtedness divided by EBITDA (earnings before interest, income taxes, depreciation and amortization) as defined within the domestic credit facility agreement. The Company is required to pay an annual commitment fee ranging from 0.15% to 0.25% (based on the Company's leverage ratio) of the unused portion of the revolving credit facility.

The domestic credit facility requires the Company to maintain certain leverage and interest coverage ratios. A portion of the facility (not to exceed $35,000) is available for the issuance of trade and standby letters of credit. Outstanding borrowings on the revolving credit facility at March 31, 2019 and September 30, 2018 were $342,500 and $319,500, respectively. Outstanding borrowings on the term loan at March 31, 2019 and September 30, 2018 were $199,666 and $212,086, respectively. The weighted-average interest rate on outstanding borrowings for the domestic credit facility (including the effects of interest rate swaps) at March 31, 2019 and March 31, 2018 was 3.25% and 2.68%, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 6.   Debt (continued)

The Company has a $115,000 accounts receivable securitization facility (the "Securitization Facility") with certain financial institutions which matures on April 11, 2020. Under the Securitization Facility, the Company and certain of its domestic subsidiaries sell, on a continuous basis without recourse, their trade receivables to Matthews Receivables Funding Corporation, LLC (“Matthews RFC”), a wholly-owned bankruptcy-remote subsidiary of the Company. Matthews RFC in turn assigns a collateral interest in these receivables to certain financial institutions, and then may borrow funds under the Securitization Facility. The Securitization Facility does not qualify for sale treatment. Accordingly, the trade receivables and related debt obligations remain on the Company's Consolidated Balance Sheet. Borrowings under the Securitization Facility bear interest at LIBOR plus 0.75%. The Company is required to pay an annual commitment fee ranging from 0.25% to 0.35% of the unused portion of the Securitization Facility. Outstanding borrowings under the Securitization Facility at March 31, 2019 and September 30, 2018 were $102,200 and $102,250, respectively. At March 31, 2019 and 2018, the interest rate on borrowings under this facility was 3.24% and 2.63%, respectively.

The following table presents information related to interest rate contracts entered into by the Company and designated as cash flow hedges:

	March 31, 2019	September 30, 2018
Pay fixed swaps - notional amount	$331,250	$343,750
Net unrealized gain	$4,791	$11,309
Weighted-average maturity period (years)	2.2	2.7
Weighted-average received rate	2.49%	2.26%
Weighted-average pay rate	1.40%	1.37%

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

The fair value of the interest rate swaps reflected an unrealized gain of $4,791 ($3,617 after tax) at March 31, 2019 and an unrealized gain of $11,309 ($8,538 after tax) at September 30, 2018. The unrealized gain is included in shareholders' equity as part of accumulated other comprehensive income (loss) ("AOCI").  Assuming market rates remain constant with the rates at March 31, 2019, a gain (net of tax) of approximately $1,574 included in AOCI is expected to be recognized in earnings over the next twelve months.

At March 31, 2019 and September 30, 2018, the interest rate swap contracts were reflected in the Consolidated Balance Sheets as follows:

Derivatives	March 31, 2019	September 30, 2018
Current assets:
Other current assets	$2,085	$3,867
Long-term assets:
Other assets	2,706	7,442
Current liabilities:
Other current liabilities	—	—
Long-term liabilities:
Other liabilities	—	—
Total derivatives	$4,791	$11,309

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 6.   Debt (continued)

The gains recognized on derivatives were as follows:

Derivatives in Cash Flow Hedging Relationships	Location of Gain Recognized in Income on Derivative	Amount of Gain Recognized in Income on Derivatives		Amount of Gain Recognized in Income on Derivatives

		Three Months Ended March 31,		Six Months Ended March 31,
		2019	2018	2019	2018
Interest rate swaps	Interest expense	$880	$202	$1,615	$265

The Company recognized the following (losses) gains in AOCI:

Derivatives in Cash Flow Hedging Relationships	Amount of (Loss) Gain Recognized in AOCI on Derivatives		Location of Gain Reclassified From AOCI into Income (Effective Portion*)	Amount of Gain Reclassified from AOCI into Income (Effective Portion*)
	March 31, 2019	March 31, 2018		March 31, 2019	March 31, 2018
Interest rate swaps	$(3,702)	$4,893	Interest expense	$1,219	$171
*There is no ineffective portion or amount excluded from effectiveness testing.

The Company, through certain of its European subsidiaries, has a credit facility with a European bank, which is guaranteed by Matthews.  The maximum amount of borrowing available under this facility is €35.0 million ($39,270).  The credit facility matures in December 2019 and the Company intends to continue to extend this facility. Outstanding borrowings under the credit facility totaled €9.8 million ($11,033) and €2.8 million ($3,211) at March 31, 2019 and September 30, 2018, respectively. The weighted-average interest rate on outstanding borrowings under this facility at March 31, 2019 and 2018 was 1.25% and 1.75%, respectively.

The Company’s German subsidiary, Matthews Europe GmbH & Co. KG, has €15.0 million ($16,830) of senior unsecured notes with European banks.  The notes are guaranteed by Matthews and mature in November 2019.  A portion of the notes (€5.0 million) have a fixed interest rate of 1.40%, and the remainder bear interest at Euro LIBOR plus 1.40%.  The weighted-average interest rate on the notes at March 31, 2019 and 2018 was 1.40%.

Other debt totaled $3,299 and $5,399 at March 31, 2019 and September 30, 2018, respectively. The weighted-average interest rate on these outstanding borrowings was 5.50% and 2.77% at March 31, 2019 and 2018, respectively.

In September 2014, a claim was filed seeking to draw upon a letter of credit issued by the Company of £8,570,000 ($11,176 at March 31, 2019) with respect to a performance guarantee on an environmental solutions project in Saudi Arabia. Management assessed the customer's demand to be without merit and initiated an action with the court in the United Kingdom (the "Court"). Pursuant to this action, an order was issued by the Court in January 2015 requiring that, upon receipt by the customer, the funds were to be remitted by the customer to the Court pending resolution of the dispute between the parties. As a result, the Company made payment on the draw to the financial institution for the letter of credit and the funds were ultimately received by the customer. The customer did not remit the funds to the Court as ordered. On June 14, 2016, the Court ruled completely in favor of Matthews following a trial on the merits. However, as the customer has neither yet remitted the funds nor complied with the final, un-appealed orders of the Court, it is possible the resolution of this matter could have an unfavorable financial impact on Matthews’ results of operations. The Company has determined that resolution of this matter may take an extended period of time and therefore has classified the funded letter of credit within other assets on the Consolidated Balance Sheets as of March 31, 2019 and September 30, 2018. The Company will continue to assess collectability related to this matter as facts and circumstances evolve.

As of March 31, 2019 and September 30, 2018, the fair value of the Company's long-term debt, including current maturities, approximated the carrying value included in the Consolidated Balance Sheets. The Company was in compliance with all of its debt covenants as of March 31, 2019.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 7.   Share-Based Payments

The Company maintains an equity incentive plan (the "2017 Equity Incentive Plan") that provides for grants of stock options, restricted shares, restricted share units, stock-based performance units and certain other types of stock-based awards. Under the 2017 Equity Incentive Plan, which has a ten-year term, the maximum number of shares available for grants or awards is an aggregate of 1,700,000. At March 31, 2019, there were 1,700,000 shares reserved for future issuance under the 2017 Equity Incentive Plan, including 262,200 restricted share units that were granted during the first quarter of fiscal 2019.  The 2017 Equity Incentive plan is administered by the Compensation Committee of the Board of Directors.

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

For the three-month periods ended March 31, 2019 and 2018, stock-based compensation cost totaled $1,366 and $2,658, respectively. For the six-month periods ended March 31, 2019 and 2018, stock-based compensation cost totaled and $5,013 and $8,132, respectively. The six-month periods ended March 31, 2019 and 2018 included $1,849 and $2,850 of stock-based compensation cost, respectively, that was recognized at the time of grant for retirement-eligible employees. The associated future income tax benefit recognized for stock-based compensation was $335 and $651 for the three-month periods ended March 31, 2019 and 2018, respectively, and $870 and $1,521 for the six-month periods ended March 31, 2019 and 2018, respectively.

The transactions for restricted shares and restricted share units for the six months ended March 31, 2019 were as follows:

	Shares /Units	Weighted- average Grant-date Fair Value
Non-vested at September 30, 2018	554,233	$55.71
Granted	262,200	42.21
Vested	(174,816)	58.06
Expired or forfeited	(19,507)	45.91
Non-vested at March 31, 2019	622,110	$49.67

As of March 31, 2019, the total unrecognized compensation cost related to unvested restricted stock was $10,777 and is expected to be recognized over a weighted average period of 2.2 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 7.   Share-Based Payments (continued)

The Company maintains the 2019 Director Fee Plan, the Amended and Restated 2014 Director Fee Plan and the 1994 Director Fee Plan (collectively, the "Director Fee Plans").  The 2019 Director Fee Plan was approved by the Company’s shareholders at the 2019 Annual Meeting of Shareholders on February 21, 2019. There will be no further fees or share-based awards granted under the Amended and Restated 2014 Director Fee Plan and the 1994 Director Fee Plan.  Under the 2019 Director Fee Plan, non-employee directors (except for the Chairman of the Board) each receive, as an annual retainer fee for fiscal 2019, either cash or shares of the Company's Class A Common Stock with a value equal to $85.  The annual retainer fee for fiscal 2019 paid to a non-employee Chairman of the Board is $185.  Where the annual retainer fee is provided in shares, each director may elect to be paid these shares on a current basis or have such shares credited to a deferred stock account as phantom stock, with such shares to be paid to the director subsequent to leaving the Board.  The total number of shares of stock that have been authorized to be issued under the 2019 Director Fee Plan or credited to a deferred stock compensation account for subsequent issuance is 150,000 shares of Common Stock (subject to adjustment upon certain events such as stock dividends or stock splits).  The value of deferred shares is recorded in other liabilities.  A total of 25,498 shares had been deferred under the Director Fee Plans as of March 31, 2019.  Additionally, non-employee directors each receive an annual stock-based grant (non-statutory stock options, stock appreciation rights and/or restricted shares or units) with a value of $125 for fiscal 2019.  196,266 restricted shares and restricted share units have been granted under the Director Fee Plans, 23,037 of which were issued under the 2019 Director Fee Plan.  34,542 restricted shares and restricted share units are unvested at March 31, 2019.

Note 8.   Earnings Per Share Attributable to Matthews' Shareholders

The information used to compute earnings per share attributable to Matthews' common shareholders was as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Net income attributable to Matthews shareholders	$15,417	$18,182	$18,514	$53,362

Weighted-average shares outstanding (in thousands):
Basic shares	31,528	31,727	31,563	31,722
Effect of dilutive securities	141	126	135	124
Diluted shares	31,669	31,853	31,698	31,846

Anti-dilutive securities excluded from the dilution calculation were insignificant for the three and six months ended March 31, 2019 and 2018.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 9.   Pension and Other Postretirement Benefit Plans

The Company provides defined benefit pension and other postretirement plans to certain employees. Net periodic pension and other postretirement benefit cost for the plans included the following:

	Three months ended March 31,
	Pension		Other Postretirement
	2019	2018	2019	2018

Service cost	$2,000	$2,039	$61	$84
Interest cost *	2,301	2,049	180	158
Expected return on plan assets *	(2,596)	(2,534)	—	—
Amortization:
Prior service cost	(46)	(35)	(49)	(49)
Net actuarial loss (gain) *	1,100	1,752	(15)	—
Net benefit cost	$2,759	$3,271	$177	$193

	Six months ended March 31,
	Pension		Other Postretirement
	2019	2018	2019	2018

Service cost	$4,000	$4,078	$122	$168
Interest cost *	4,602	4,098	360	316
Expected return on plan assets *	(5,192)	(5,068)	—	—
Amortization:
Prior service cost	(92)	(70)	(98)	(98)
Net actuarial loss (gain) *	2,161	3,504	(30)	—
Net benefit cost	$5,479	$6,542	$354	$386
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

Contributions made and anticipated for fiscal year 2019 are as follows:

Contributions	Pension	Other Postretirement
Contributions during the six months ended March 31, 2019:
Supplemental retirement plan	$391	$—
Other postretirement plan	—	757

Additional contributions expected in fiscal 2019:
Supplemental retirement plan	$466	$—
Other postretirement plan	—	318

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 10.   Accumulated Other Comprehensive Income

The changes in AOCI by component, net of tax, for the three-month periods ended March 31, 2019 and 2018 were as follows:

	Post-retirement benefit plans		Currency translation adjustment	Derivatives		Total
Attributable to Matthews:
Balance, December 31, 2018	$(37,147)		$(147,524)	$5,637		$(179,034)
OCI before reclassification	—		134	(1,356)		(1,222)
Amounts reclassified from AOCI	734	(a)	—	(664)	(b)	70
Net current-period OCI	734		134	(2,020)		(1,152)
Balance, March 31, 2019	$(36,413)		$(147,390)	$3,617		$(180,186)
Attributable to noncontrolling interest:
Balance, December 31, 2018	—		$454	—		$454
OCI before reclassification	—		19	—		19
Net current-period OCI	—		19	—		19
Balance, March 31, 2019	—		473	—		473

	Post-retirement benefit plans		Currency translation adjustment	Derivatives		Total
Attributable to Matthews:
Balance, December 31, 2017	$(42,605)		$(105,309)	$4,010		$(143,904)
OCI before reclassification	—		11,413	3,260		14,673
Amounts reclassified from AOCI	1,022	(a)	—	(133)	(b)	889
Net current-period OCI	1,022		11,413	3,127		15,562
Balance, March 31, 2018	$(41,583)		$(93,896)	$7,137		$(128,342)
Attributable to noncontrolling interest:
Balance, December 31, 2017	—		$409	—		$409
OCI before reclassification	—		90	—		90
Net current-period OCI	—		90	—		90
Balance, March 31, 2018	—		$499	—		$499

(a)	Amounts were included in net periodic benefit cost for pension and other postretirement benefit plans (see Note 9).

(b)	Amounts were included in interest expense in the periods the hedged item affected earnings (see Note 6).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 10.   Accumulated Other Comprehensive Income (continued)

The changes in AOCI by component, net of tax, for the six-month periods ended March 31, 2019 and 2018 were as follows:

	Post-retirement benefit plans		Currency translation adjustment	Derivatives		Total
Attributable to Matthews:
Balance, September 30, 2018	$(37,876)		$(134,960)	$8,538		$(164,298)
OCI before reclassification	—		(12,430)	(3,702)		(16,132)
Amounts reclassified from AOCI	1,463	(a)	—	(1,219)	(b)	244
Net current-period OCI	1,463		(12,430)	(4,921)		(15,888)
Balance, March 31, 2019	$(36,413)		$(147,390)	$3,617		$(180,186)
Attributable to noncontrolling interest:
Balance, September 30, 2018	—		$467	—		$467
OCI before reclassification	—		6	—		6
Net current-period OCI	—		6	—		6
Balance, March 31, 2019	—		473	—		473

	Post-retirement benefit plans		Currency translation adjustment	Derivatives		Total
Attributable to Matthews:
Balance, September 30, 2017	$(43,623)		$(112,907)	$2,415		$(154,115)
OCI before reclassification	—		19,011	4,893		23,904
Amounts reclassified from AOCI	2,040	(a)	—	(171)	(b)	1,869
Net current-period OCI	2,040		19,011	4,722		25,773
Balance, March 31, 2018	$(41,583)		$(93,896)	$7,137		$(128,342)
Attributable to noncontrolling interest:
Balance, September 30, 2017	—		$396	—		$396
OCI before reclassification	—		103	—		103
Net current-period OCI	—		103	—		103
Balance, March 31, 2018	—		$499	—		$499

(a)	Amounts were included in net periodic benefit cost for pension and other postretirement benefit plans (see Note 9).

(b)	Amounts were included in interest expense in the periods the hedged item affected earnings (see Note 6).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 10.   Accumulated Other Comprehensive Income (continued)

Reclassifications out of AOCI for the three and six-month periods ended March 31, 2019 were as follows:

	Amount reclassified from AOCI
Details about AOCI Components	Three Months Ended March 31, 2019		Six Months Ended March 31, 2019	Affected line item in the Statement of income

Postretirement benefit plans
Prior service (cost) credit	$95	(a)	$190
Actuarial losses	(1,085)	(a)	(2,131)
	(990)	(b)	(1,941)	Income before income tax
	256		478	Income taxes
	$(734)		$(1,463)	Net income
Derivatives
Interest rate swap contracts	$880		$1,615	Interest expense
	880	(b)	1,615	Income before income tax
	(216)		(396)	Income taxes
	$664		$1,219	Net income

Reclassifications out of AOCI for the three and six-month periods ended March 31, 2018 were as follows:

	Amount reclassified from AOCI
Details about AOCI Components	Three Months Ended March 31, 2018		Six Months Ended March 31, 2018	Affected line item in the Statement of income

Postretirement benefit plans
Prior service (cost) credit	$84	(a)	$168
Actuarial losses	(1,752)	(a)	(3,504)
	(1,668)	(b)	(3,336)	Income before income tax
	(646)		(1,296)	Income taxes
	$(1,022)		$(2,040)	Net income
Derivatives
Interest rate swap contracts	$202		$265	Interest expense
	202	(b)	265	Income before income tax
	(69)		(94)	Income taxes
	$133		$171	Net income

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 11.   Income Taxes

Income tax provisions for the Company's interim periods are based on the effective income tax rate expected to be applicable for the full year. The Company's consolidated income taxes for the six months ended March 31, 2019 were an expense of $440, compared to an income tax benefit of $23,015 for the first six months of fiscal 2018. The differences between the Company’s fiscal 2019 six month effective tax rate and the fiscal 2018 six month effective tax rate primarily resulted from the implementation of the U.S. Tax Cuts and Jobs Act (the "Tax Act”) during fiscal 2018. The Company’s fiscal 2019 six month effective tax rate varied from the U.S. statutory tax rate of 21.0% primarily due to tax planning completed during the second quarter of fiscal 2019 that resulted in a discrete tax benefit. As of December 31, 2018, the Company completed its analysis of the impact of the Tax Act in accordance with U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 118 and the amounts are no longer considered provisional.

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

The Company had unrecognized tax benefits (excluding penalties and interest) of $14,473 and $14,827 on March 31, 2019 and September 30, 2018, respectively, of which $10,365 and $10,718 would impact the annual effective rate. It is reasonably possible that the amount of unrecognized tax benefits could decrease by approximately $2,092 in the next 12 months primarily due to the completion of audits and the expiration of the statute of limitations.

The Company classifies interest and penalties on tax uncertainties as a component of the provision for income taxes. Total penalties and interest accrued were $2,686 and $2,229 at March 31, 2019 and September 30, 2018, respectively.  These accruals may potentially be applicable in the event of an unfavorable outcome of uncertain tax positions.

The Company is currently under examination in several tax jurisdictions and remains subject to examination until the statute of limitations expires for those tax jurisdictions.  As of March 31, 2019, the tax years that remain subject to examination by major jurisdiction generally are:

United States – Federal	2015 and forward
United States – State	2014 and forward
Canada	2015 and forward
Germany	2015 and forward
United Kingdom	2017 and forward
Australia	2014 and forward
Singapore	2014 and forward

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 12.   Segment Information

The Company manages its businesses under three segments: SGK Brand Solutions, Memorialization and Industrial Technologies. The SGK Brand Solutions segment consists of brand management, pre-media services, printing plates and cylinders, imaging services, digital asset management, merchandising display systems, and marketing and design services primarily for the consumer packaged goods and retail industries.  The Memorialization segment consists primarily of bronze and granite memorials and other memorialization products, caskets and cremation equipment primarily for the cemetery and funeral home industries.  The Industrial Technologies segment includes marking and coding equipment and consumables, industrial automation products and order fulfillment systems for identifying, tracking, picking and conveying consumer and industrial products.

Beginning in fiscal 2019, the Company changed its primary measure of segment profitability from operating profit to adjusted earnings before interest, income taxes, depreciation and amortization ("adjusted EBITDA"). Adjusted EBITDA is defined by the Company as earnings before interest, income taxes, depreciation, amortization and certain non-cash and/or non-recurring items that do not contribute directly to management’s evaluation of its operating results. These items include stock-based compensation, the non-service portion of pension and postretirement expense, acquisition costs, ERP integration costs, and strategic initiatives and other charges. This presentation is consistent with how the Company's chief operating decision maker (the “CODM”) evaluates the results of operations and makes strategic decisions about the business. For these reasons, the Company believes that adjusted EBITDA represents the most relevant measure of segment profit and loss.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 12.   Segment Information (continued)

The following table sets forth information about the Company's segments, including a reconciliation of adjusted EBITDA to net income. Segment financial information for the three and six months ended March 31, 2018 has been revised to present the prior period information on a comparable basis.

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Sales:
SGK Brand Solutions	$190,651	$207,052	$375,951	$398,818
Memorialization	162,176	168,689	316,062	313,578
Industrial Technologies	38,573	38,320	73,564	71,119
Consolidated Sales	$391,400	$414,061	$765,577	$783,515

Adjusted EBITDA:
SGK Brand Solutions	$29,370	$35,099	$56,721	$65,951
Memorialization	34,965	39,478	65,286	67,921
Industrial Technologies	4,792	4,881	8,387	8,568
Corporate and Non-Operating	(12,939)	(17,003)	(27,725)	(33,489)
Total Adjusted EBITDA	$56,188	$62,455	$102,669	$108,951

Acquisition costs (1)**	(3,374)	(3,859)	(5,406)	(5,790)
ERP integration costs (2)**	(1,805)	(3,541)	(3,982)	(5,568)
Strategic initiatives and other charges (3)**	(2,112)	(1,568)	(2,112)	(2,215)
Loss on divestiture (4)	—	—	(4,465)	—
Stock-based compensation	(1,366)	(2,658)	(5,013)	(8,132)
Non-service pension and postretirement expense (5)	(970)	(1,425)	(1,901)	(2,850)
Depreciation and amortization *	(21,050)	(19,748)	(40,276)	(36,986)
Interest expense	(10,259)	(9,262)	(20,560)	(17,063)
Net loss attributable to noncontrolling interests	(223)	(110)	(336)	(132)
Income before income taxes	15,029	20,284	18,618	30,215
Income tax (provision) benefit	165	(2,212)	(440)	23,015
Net income	$15,194	$18,072	$18,178	$53,230

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

* Depreciation and amortization was $13,165 and $11,827 for the SGK Brand Solutions segment, $5,039 and $5,172 for the Memorialization segment, $1,559 and $1,476 for the Industrial Technologies segment, and $1,287 and $1,273 for Corporate and Non-Operating, for the three months ended March 31, 2019 and 2018, respectively. Depreciation and amortization was $24,607 and $22,832 for the SGK Brand Solutions segment, $10,058 and $9,314 for the Memorialization segment, $3,085 and $2,602 for the Industrial Technologies segment, and $2,526 and $2,238 for Corporate and Non-Operating, for the six months ended March 31, 2019 and 2018, respectively.
** Acquisition costs, ERP integration costs, and strategic initiatives and other charges were $2,808 and $1,535 for the SGK Brand Solutions segment and $4,483 and $6,294 for Corporate and Non-Operating, for the three months ended March 31, 2019 and 2018, respectively. Acquisition costs, ERP integration costs, and strategic initiatives and other charges were $642 for the Memorialization segment and $497 for the Industrial Technologies segment for the three months ended March 31, 2018. Acquisition costs, ERP integration costs, and strategic initiatives and other charges were $3,409 and $3,185 for the SGK Brand Solutions segment and $8,091 and $8,871 for Corporate and Non-Operating, for the six months ended March 31, 2019 and 2018, respectively. Acquisition costs, ERP integration costs, and strategic initiatives and other charges were $930 for the Memorialization segment and $587 for the Industrial Technologies segment for the six months ended March 31, 2018.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 13.   Acquisitions and Divestitures

Fiscal 2019:

On November 1, 2018 the Company acquired 80% ownership of Frost Converting Systems, Inc. (“Frost”) for a purchase price of approximately $7,183 (net of cash acquired and holdback amounts, subject to working capital adjustments). Frost is a leading global supplier of high-performance rotary dies for embossing, creasing and cutting of paperboard packaging and is included in the Company's SGK Brand Solutions segment. The preliminary purchase price allocation related to the Frost acquisition is not finalized as of March 31, 2019, and is subject to changes as the Company obtains additional information related to fixed assets, intangible assets, and other assets and liabilities.

During the first quarter of fiscal 2019, the Company completed the sale of a 51% ownership interest in a small Memorialization business. Net proceeds from this sale totaled approximately $8,254, and the transaction resulted in the recognition of a $4,465 loss, which is included as a component of administrative expenses for the six months ended March 31, 2019. Immediately following the transaction, the Company retained a non-controlling interest in this business, which will be accounted for as an equity-method investment.

During fiscal 2019, the Company completed a smaller acquisition in the Memorialization segment for a purchase price of $3,094 (net of cash acquired and holdback amounts, subject to working capital adjustments). The preliminary purchase price allocation is not finalized as of March 31, 2019 and is subject to changes as the Company obtains additional information related to fixed assets, intangible assets, and other assets and liabilities.

Fiscal 2018:

On February 1, 2018, the Company acquired certain net assets of Star Granite and Bronze International, Inc. ("Star Granite") for a total purchase price of $35,961, consisting of cash of $30,961 (net of cash acquired and holdback amounts) and shares of Matthews common stock valued at $5,000. Star Granite manufactures and distributes granite and other memorialization products to cemetery and other customers across the United States and is included in the Company's Memorialization segment. Annual sales for this business were approximately $31,000 prior to the acquisition. The Company finalized the allocation of the purchase price related to the Star Granite acquisition in the second quarter of fiscal 2019, resulting in an immaterial adjustment to certain working capital accounts.

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

During fiscal 2018, the Company completed several additional smaller acquisitions for an aggregate purchase price of $39,465 (net of cash acquired and holdback amounts, subject to working capital adjustments). These additional acquisitions strengthen the Company's operations across the SGK Brand Solutions and Memorialization segments. The Company finalized the allocation of purchase price related to certain of these acquisitions in the fourth quarter of fiscal 2018, resulting in an immaterial adjustment to certain working capital amounts. The preliminary purchase price allocations for the remaining acquisitions are not finalized as of March 31, 2019 and are subject to changes as the Company obtains additional information related to fixed assets, intangible assets, and other assets and liabilities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 14.   Goodwill and Other Intangible Assets

A summary of the carrying amount of goodwill attributable to each segment as well as the changes in such amounts are as follows:

	SGK Brand Solutions	Memorialization	Industrial Technologies	Consolidated

Goodwill	$491,070	$376,550	$92,026	$959,646
Accumulated impairment losses	(5,752)	(5,000)	—	(10,752)
Balance at September 30, 2018	485,318	371,550	92,026	948,894

Additions during period	1,506	3,592	—	5,098
Divestiture during period	—	(14,970)	—	$(14,970)
Translation and other adjustments	(5,759)	393	92	(5,274)
Goodwill	$486,817	$365,565	$92,118	$944,500
Accumulated impairment losses	(5,752)	(5,000)	—	(10,752)
Balance at March 31, 2019	$481,065	$360,565	$92,118	$933,748
The Company performed its annual impairment review in the second quarter of fiscal 2019 and determined that estimated fair value for all reporting units exceeded carrying value, therefore no adjustments to the carrying value of goodwill were necessary. Recent market conditions in the United States have unfavorably impacted the operating results of one of the reporting units in the Company's SGK Brand Solutions segment. The estimated fair value of this reporting unit exceeded the carrying value (expressed as a percentage of carrying value) by approximately 10%, resulting in no goodwill impairment for the reporting unit. If the reporting unit's operating results deteriorate further, an impairment charge could be recognized in future periods.
The following tables summarize the carrying amounts and related accumulated amortization for intangible assets as of March 31, 2019 and September 30, 2018, respectively.

	Carrying Amount	Accumulated Amortization		Net
March 31, 2019
Trade names	$33,547	$—	*	$33,547
Trade names	145,770	(9,071)		136,699
Customer relationships	376,843	(123,919)		252,924
Copyrights/patents/other	20,701	(13,165)		7,536
	$576,861	$(146,155)		$430,706

September 30, 2018:
Trade names	$126,047	$—	*	$126,047
Trade names	53,523	(5,444)		48,079
Customer relationships	372,382	(110,760)		261,622
Copyrights/patents/other	20,848	(12,686)		8,162
*Not subject to amortization	$572,800	$(128,890)		$443,910

The net change in intangible assets during the six months ended March 31, 2019 included the impact of foreign currency fluctuations during the period, additional amortization, additions related to the Frost acquisition, and reductions from the divestiture of a Memorialization business. During the second quarter of fiscal 2019, the Company reassessed certain of its trade names and converted them from indefinite-lived to definite-lived, and accordingly, these intangible assets are now subject to amortization.

Amortization expense on intangible assets was $9,509 and $8,249 for the three-month periods ended March 31, 2019 and 2018, respectively.  For the six-month periods ended March 31, 2019 and 2018, amortization expense was $17,622 and $14,930, respectively. Amortization expense is estimated to be $19,565 for the remainder of fiscal 2019, $37,226 in 2020, $35,753 in 2021, $34,112 in 2022 and $32,504 in 2023.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 15.   Subsequent Event

On April 1, 2019, subsequent to the end of the second fiscal quarter, the Company made an $18,626 investment in a Memorialization business which is being accounted for as an equity method investment.

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

RESULTS OF OPERATIONS:

The Company manages its businesses under three segments: SGK Brand Solutions, Memorialization and Industrial Technologies. The SGK Brand Solutions segment consists of brand management, pre-media services, printing plates and cylinders, imaging services, digital asset management, merchandising display systems, and marketing and design services primarily for the consumer packaged goods and retail industries. The Memorialization segment consists primarily of bronze and granite memorials and other memorialization products, caskets and cremation equipment primarily for the cemetery and funeral home industries. The Industrial Technologies segment includes marking and coding equipment and consumables, industrial automation products and order fulfillment systems for identifying, tracking, picking and conveying consumer and industrial products.

Beginning in fiscal 2019, the Company changed its primary measure of segment profitability from operating profit to adjusted earnings before interest, income taxes, depreciation and amortization ("adjusted EBITDA"). Adjusted EBITDA is defined by the Company as earnings before interest, income taxes, depreciation, amortization and certain non-cash and/or non-recurring items that do not contribute directly to management’s evaluation of its operating results. These items include stock-based compensation, the non-service portion of pension and postretirement expense, acquisition costs, ERP integration costs, and strategic initiatives and other charges. This presentation is consistent with how the Company's chief operating decision maker (the “CODM”) evaluates the results of operations and makes strategic decisions about the business. For these reasons, the Company believes that adjusted EBITDA represents the most relevant measure of segment profit and loss.

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

The following table sets forth the sales and adjusted EBITDA for the Company's three reporting segments for the three and six-month periods ended March 31, 2019 and 2018. Segment financial information for the three and six months ended March 31, 2018 has been revised to present the prior period information on a comparable basis. Refer to Note 12, "Segment Information" in Item 1 - "Financial Statements" for the Company's financial information by segment.

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Sales:	(Dollar amounts in thousands)
SGK Brand Solutions	$190,651	$207,052	$375,951	$398,818
Memorialization	162,176	168,689	316,062	313,578
Industrial Technologies	38,573	38,320	73,564	71,119
Consolidated Sales	$391,400	$414,061	$765,577	$783,515

Adjusted EBITDA:
SGK Brand Solutions	$29,370	$35,099	$56,721	$65,951
Memorialization	34,965	39,478	65,286	67,921
Industrial Technologies	4,792	4,881	8,387	8,568
Corporate and Non-Operating	(12,939)	(17,003)	(27,725)	(33,489)
Total Adjusted EBITDA (1)	$56,188	$62,455	$102,669	$108,951
(1) Total Adjusted EBITDA is a non-GAAP financial measure. See the "Non-GAAP Financial Measures" section below.

Sales for the six months ended March 31, 2019 were $765.6 million, compared to $783.5 million for the six months ended March 31, 2018, representing a decrease of $17.9 million.  Changes in foreign currency rates were estimated to have an unfavorable impact of $18.6 million on fiscal 2019 consolidated sales compared to a year ago. The decrease in fiscal 2019 sales also reflected lower sales in the U.S. for the SGK Brand Solutions segment and reduced sales of caskets for the Memorialization segment. These decreases were partially offset by higher sales in Europe and sales growth in the private label brand market for the SGK Brand Solutions segment, increased sales of warehouse automation systems (Industrial Technologies), higher sales of bronze and granite memorials in the U.S. (Memorialization), and benefits from recently completed acquisitions (see "Acquisitions" below).

In the SGK Brand Solutions segment, sales for the first six months of fiscal 2019 were $376.0 million, compared to $398.8 million for the first six months of fiscal 2018.  Changes in foreign currency exchange rates had an unfavorable impact of $15.8 million on the segment's sales compared to the prior year. The decrease also resulted from lower sales in the U.S., reflecting a significant brand client electing to transition their work internally, partially offset by increased sales in Europe, sales growth in the private label brand market, and benefits from the recently completed acquisition of Frost Converting Systems, Inc. Memorialization segment sales for the first six months of fiscal 2019 were $316.1 million, compared to $313.6 million for the first six months of fiscal 2018.  The sales increase reflected higher sales of bronze and granite memorials in the U.S., and benefits from the February 2018 acquisition of Star Granite and Bronze International, Inc. These increases were partially offset by lower sales of caskets, and the impact of unfavorable changes in foreign currencies against the U.S. dollar. Changes in foreign currency exchange rates had an unfavorable impact of $1.5 million on the segment's sales compared to the prior year. Industrial Technologies segment sales were $73.6 million for the first six months of fiscal 2019, compared to $71.1 million for the first six months of fiscal 2018. The increase reflected higher sales of warehouse control systems, and benefits from the November 2017 acquisition of Compass Engineering Group, Inc. ("Compass Engineering"). These increases were partially offset by lower product identification and applied technologies sales. Changes in foreign currency exchange rates also had an unfavorable impact of $1.3 million on the segment's sales compared to the prior year.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

Gross profit for the six months ended March 31, 2019 was $262.7 million, compared to $282.1 million for the same period a year ago.  Consolidated gross profit as a percent of sales was 34.3% and 36.0% for the first six months of fiscal 2019 and fiscal 2018, respectively.   The decrease in gross profit primarily reflected lower U.S. sales in the SGK Brand Solutions segment, reduced sales of caskets in the Memorialization segment, higher material costs, increased transportation costs, and unfavorable changes in foreign currency values against the U.S. dollar. These declines were partially offset by the benefits from recently completed acquisitions, and the realization of acquisition synergies and productivity improvements. Gross profit also included acquisition integration costs and other charges totaling $1.3 million and $930,000 for the six months ended March 31, 2019 and 2018, respectively.

Selling and administrative expenses (excluding intangible amortization) for the six months ended March 31, 2019 were $204.6 million, compared to $216.6 million for the first six months of fiscal 2018.  Consolidated selling and administrative expenses, as a percent of sales, were 26.7% for the six months ended March 31, 2019, compared to 27.6% for the same period last year.  The decrease in selling and administrative expenses primarily reflected benefits from ongoing cost reduction initiatives, including acquisition-integration synergies, a reduction in performance-based compensation compared to fiscal 2018, and the impact of lower U.S. sales in the SGK Brand Solutions segment. These decreases were partially offset by additional expenses from recently completed acquisitions, and the recognition of a $4.5 million loss on the sale of a controlling interest in a Memorialization business. Selling and administrative expenses also included acquisition integration and related systems-integration costs, and other charges primarily in connection with cost reduction initiatives totaling $10.2 million in fiscal 2019, compared to $12.7 million in fiscal 2018. Intangible amortization for the six months ended March 31, 2019 was $17.6 million, compared to $14.9 million for the six months ended March 31, 2018. The increase in intangible amortization primarily reflected $1.4 million of incremental amortization related to recently completed acquisitions, and $1.5 million of incremental amortization resulting from the conversion of certain trade names from indefinite-lived to definite-lived during the second quarter of fiscal 2019.

Adjusted EBITDA was $102.7 million for the six months ended March 31, 2019 and $109.0 million for the six months ended March 31, 2018. Adjusted EBITDA for the SGK Brand Solutions segment was $56.7 million for the first six months of fiscal 2019 compared to $66.0 million for the same period a year ago. The decrease in segment adjusted EBITDA primarily reflected the impact of lower sales in the U.S. and the impact of unfavorable changes in foreign currencies against the U.S. dollar. Changes in foreign currency exchange rates had an unfavorable impact of $2.5 million on the segment's adjusted EBITDA compared to the prior year. These decreases in segment adjusted EBITDA were partially offset by a reduction in performance-based compensation compared to fiscal 2018. Memorialization segment adjusted EBITDA was $65.3 million for the first six months of fiscal 2019 compared to $67.9 million for the first six months of fiscal 2018. The decrease in segment adjusted EBITDA reflected the impact of lower sales of caskets, and higher material and transportation costs. These decreases were partially offset by higher sales of bronze and granite memorials in the U.S., benefits from the acquisition of Star Granite, and the favorable impact of acquisition synergies and other productivity initiatives. Adjusted EBITDA for the Industrial Technologies segment for the six months ended March 31, 2019 was $8.4 million, compared to $8.6 million for the same period a year ago. Industrial Technologies segment adjusted EBITDA reflected the impact of higher sales of warehouse automation systems, and benefits from the acquisition of Compass Engineering. These increases were offset by lower product identification and applied technologies sales and higher investments in the segment's product development.

Investment income was $739,000 for the six months ended March 31, 2019, compared to $393,000 for the six months ended March 31, 2018. The increase primarily reflected increases in the value of investments (primarily marketable securities) held in trust for certain of the Company's benefit plans.  Interest expense for the first six months of fiscal 2019 was $20.6 million, compared to $17.1 million for the same period last year.  The increase in interest expense reflected an increase in average borrowing levels, primarily related to acquisitions, higher average interest rates in the current fiscal year, and incremental financing costs associated with the 5.25% Senior Notes (see "Liquidity and Capital Resources" below).  Other income (deductions), net, for the six months ended March 31, 2019 represented a decrease in pre-tax income of $2.0 million, compared to an decrease in pre-tax income of $3.7 million for the same period last year.  Other income (deductions), net generally include banking-related fees and the impact of currency gains and losses on certain intercompany debt and foreign denominated cash balances.  Other income (deductions), net also includes the non-service components of pension and postretirement expense (see "Recently Issued Accounting Pronouncements" below), which totaled $1.9 million and $2.9 million for the six months ended March 31, 2019 and 2018, respectively.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

Income tax provisions for the Company's interim periods are based on the effective income tax rate expected to be applicable for the full year. The Company's consolidated income taxes for the six months ended March 31, 2019 were an expense of $440,000, compared to an income tax benefit of $23.0 million for the first six months of fiscal 2018. The differences between the Company's fiscal 2019 six month effective tax rate and the fiscal 2018 six month effective tax rate primarily resulted from the implementation of the U.S. Tax Cuts and Jobs Act (the "Tax Act") during fiscal 2018. The Company’s fiscal 2019 six month effective tax rate varied from the U.S. statutory tax rate of 21.0% primarily due to tax planning completed during the second quarter of fiscal 2019 that resulted in a discrete tax benefit. As of December 31, 2018, the Company completed its analysis of the impact of the Tax Act in accordance with U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 118 and the amounts are no longer considered provisional.

Net losses attributable to noncontrolling interests were $336,000 for the six months ended March 31, 2019, compared to $132,000 for the same period a year ago.  The net losses attributable to noncontrolling interests primarily reflected losses in less than wholly-owned businesses.

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

The Company believes that adjusted EBITDA provides relevant and useful information, which is used by the Company’s management in assessing the performance of its business. Adjusted EBITDA is defined by the Company as earnings before interest, income taxes, depreciation, amortization and certain non-cash and/or non-recurring items that do not contribute directly to management’s evaluation of its operating results. These items include stock-based compensation, the non-service portion of pension and postretirement expense, acquisition costs, ERP integration costs, and strategic initiatives and other charges. Adjusted EBITDA provides the Company with an understanding of earnings before the impact of investing and financing charges and income taxes, and the effects of certain acquisition and ERP integration costs, and items that do not reflect the ordinary earnings of the Company’s operations. This measure may be useful to an investor in evaluating operating performance. It is also useful as a financial measure for lenders and is used by the Company’s management to measure business performance. Adjusted EBITDA is not a measure of the Company's financial performance under GAAP and should not be considered as an alternative to net income or other performance measures derived in accordance with GAAP, or as an alternative to cash flow from operating activities as a measure of the Company's liquidity. The Company's definition of adjusted EBITDA may not be comparable to similarly titled measures used by other companies.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

The reconciliation of net income to adjusted EBITDA is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
	(Dollar amounts in thousands)
Net income	$15,194	$18,072	$18,178	$53,230
Income tax provision (benefit)	(165)	2,212	440	(23,015)
Income before income taxes	15,029	20,284	18,618	30,215
Net loss attributable to noncontrolling interests	223	110	336	132
Interest expense	10,259	9,262	20,560	17,063
Depreciation and amortization *	21,050	19,748	40,276	36,986
Acquisition costs (1)**	3,374	3,859	5,406	5,790
ERP integration costs (2)**	1,805	3,541	3,982	5,568
Strategic initiatives and other charges (3)**	2,112	1,568	2,112	2,215
Loss on divestiture (4)	—	—	4,465	—
Stock-based compensation	1,366	2,658	5,013	8,132
Non-service pension and postretirement expense (5)	970	1,425	1,901	2,850
Total Adjusted EBITDA	$56,188	$62,455	$102,669	$108,951

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

* Depreciation and amortization was $13.2 million and $11.8 million for the SGK Brand Solutions segment, $5.0 million and $5.2 million for the Memorialization segment, $1.6 million and $1.5 million for the Industrial Technologies segment, and $1.3 million and $1.3 million for Corporate and Non-Operating, for the three months ended March 31, 2019 and 2018, respectively. Depreciation and amortization was $24.6 million and $22.8 million for the SGK Brand Solutions segment, $10.1 million and $9.3 million for the Memorialization segment, $3.1 million and $2.6 million for the Industrial Technologies segment, and $2.5 million and $2.2 million for Corporate and Non-Operating, for the six months ended March 31, 2019 and 2018, respectively.
** Acquisition costs, ERP integration costs, and strategic initiatives and other charges were $2.8 million and $1.5 million for the SGK Brand Solutions segment and $4.5 million and $6.3 million for Corporate and Non-Operating, for the three months ended March 31, 2019 and 2018, respectively. Acquisition costs, ERP integration costs, and strategic initiatives and other charges were $0.6 million for the Memorialization segment and $0.5 million for the Industrial Technologies segment for the three months ended March 31, 2018. Acquisition costs, ERP integration costs, and strategic initiatives and other charges were $3.4 million and $3.2 million for the SGK Brand Solutions segment and $8.1 million and $8.9 million for Corporate and Non-Operating, for the six months ended March 31, 2019 and 2018, respectively. Acquisition costs, ERP integration costs, and strategic initiatives and other charges were $0.9 million for the Memorialization segment and $0.6 million for the Industrial Technologies segment for the six months ended March 31, 2018.

LIQUIDITY AND CAPITAL RESOURCES:

Net cash provided by operating activities was $45.3 million for the first six months of fiscal 2019, compared to $56.3 million for the first six months of fiscal 2018.  Operating cash flow for both periods reflected net income adjusted for deferred taxes, depreciation, amortization, stock-based compensation expense, non-cash pension expense, and other non-cash adjustments. Net changes in working capital items, which reflected decreases in accounts receivable and accrued compensation, increases in inventory, and changes in other accounts (including increased amounts recognized in excess of billings for certain customer projects), resulted in a use of working capital of approximately $17.6 million in fiscal 2019. Net changes in working capital items, which reflected increases in accounts receivable, inventory and other current liabilities, and changes in other accounts, resulted in a use of working capital of approximately $7.8 million in fiscal 2018.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

Cash used in investing activities was $33.5 million for the six months ended March 31, 2019, compared to $151.6 million for the six months ended March 31, 2018.  Investing activities for the first six months of fiscal 2019 primarily reflected capital expenditures of $19.2 million, acquisition payments (net of cash acquired or received from sellers) totaling $11.5 million, proceeds of $8.3 million from the divestiture of a controlling interest in a small Memorialization business, and investments and advances of $11.5 million.  Investing activities for the first six months of fiscal 2018 primarily reflected capital expenditures of $21.9 million, acquisition payments (net of cash acquired or received from sellers) totaling $119.7 million, and the purchase of a cost-method investment for $11.7 million.

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

Cash used in financing activities for the six months ended March 31, 2019 was $15.4 million, primarily reflecting proceeds, net of repayments, on long-term debt of $14.3 million, treasury stock purchases of $13.3 million, dividends of $12.9 million to the Company's shareholders, and a $2.1 million holdback payment related to a fiscal 2018 acquisition. Cash provided by financing activities for the six months ended March 31, 2018 was $101.7 million, primarily reflecting proceeds, net of repayments, on long-term debt of $132.1 million, treasury stock purchases of $18.3 million, and dividends of $12.1 million to the Company's shareholders.

The Company has a domestic credit facility with a syndicate of financial institutions that includes a $900.0 million senior secured revolving credit facility and a $250.0 million senior secured amortizing term loan. The term loan requires scheduled principal payments of 5.0% of the outstanding principal in year one, 7.5% in year two, and 10.0% in years three through five, payable in quarterly installments.  The balance of the revolving credit facility and the term loan are due on the maturity date of April 26, 2021. Borrowings under both the revolving credit facility and the term loan bear interest at LIBOR plus a factor ranging from 0.75% to 2.00% (1.5% at March 31, 2019) based on the Company's secured leverage ratio.  The secured leverage ratio is defined as net secured indebtedness divided by EBITDA (earnings before interest, income taxes, depreciation and amortization) as defined within the domestic credit facility agreement.  The Company is required to pay an annual commitment fee ranging from 0.15% to 0.25% (based on the Company's leverage ratio) of the unused portion of the revolving credit facility.

The domestic credit facility requires the Company to maintain certain leverage and interest coverage ratios. A portion of the facility (not to exceed $35.0 million) is available for the issuance of trade and standby letters of credit. Outstanding borrowings on the revolving credit facility at March 31, 2019 and September 30, 2018 were $342.5 million and $319.5 million, respectively. Outstanding borrowings on the term loan at March 31, 2019 and September 30, 2018 were $199.7 million and $212.1 million, respectively. The weighted-average interest rate on outstanding borrowings for the domestic credit facility (including the effects of interest rate swaps) at March 31, 2019 and March 31, 2018 was 3.25% and 2.68%, respectively.

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

The Company has a $115.0 million accounts receivable securitization facility (the "Securitization Facility") with certain financial institutions which matures on April 11, 2020. Under the Securitization Facility, the Company and certain of its domestic subsidiaries sell, on a continuous basis without recourse, their trade receivables to Matthews Receivables Funding Corporation, LLC (“Matthews RFC”), a wholly-owned bankruptcy-remote subsidiary of the Company. Matthews RFC in turn assigns a collateral interest in these receivables to certain financial institutions, and then may borrow funds under the Securitization Facility. The Securitization Facility does not qualify for sale treatment. Accordingly, the trade receivables and related debt obligations remain on the Company's Consolidated Balance Sheet. Borrowings under the Securitization Facility bear interest at LIBOR plus 0.75%. The Company is required to pay an annual commitment fee ranging from 0.25% to 0.35% of the unused portion of the Securitization Facility. Outstanding borrowings under the Securitization Facility at March 31, 2019 and September 30, 2018 were $102.2 million and $102.3 million, respectively. At March 31, 2019 and 2018, the interest rate on borrowings under this facility was 3.24% and 2.63%, respectively.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

The following table presents information related to interest rate contracts entered into by the Company and designated as cash flow hedges (dollar amounts in thousands):

	March 31, 2019	September 30, 2018
Pay fixed swaps - notional amount	$331,250	$343,750
Net unrealized gain	$4,791	$11,309
Weighted-average maturity period (years)	2.2	2.7
Weighted-average received rate	2.49%	2.26%
Weighted-average pay rate	1.40%	1.37%

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

The fair value of the interest rate swaps reflected an unrealized gain of $4.8 million ($3.6 million after tax) at March 31, 2019 and an unrealized gain of $11.3 million ($8.5 million after tax) at September 30, 2018. The unrealized gain is included in shareholders' equity as part of accumulated other comprehensive income (loss) ("AOCI").  Assuming market rates remain constant with the rates at March 31, 2019, a gain (net of tax) of approximately $1.6 million included in AOCI is expected to be recognized in earnings over the next twelve months.

The Company, through certain of its European subsidiaries, has a credit facility with a European bank, which is guaranteed by Matthews.  The maximum amount of borrowing available under this facility is €35.0 million ($39.3 million).  The credit facility matures in December 2019 and the Company intends to continue to extend this facility. Outstanding borrowings under the credit facility totaled €9.8 million ($11.0 million) and €2.8 million ($3.2 million) at March 31, 2019 and September 30, 2018, respectively. The weighted-average interest rate on outstanding borrowings under this facility at March 31, 2019 and 2018 was 1.25% and 1.75%, respectively.

The Company’s German subsidiary, Matthews Europe GmbH & Co. KG, has €15.0 million ($16.8 million) of senior unsecured notes with European banks.  The notes are guaranteed by Matthews and mature in November 2019.  A portion of the notes (€5.0 million) have a fixed interest rate of 1.40%, and the remainder bear interest at Euro LIBOR plus 1.40%.  The weighted-average interest rate on the notes at March 31, 2019 and 2018 was 1.40%.

Other debt totaled $3.3 million and $5.4 million at March 31, 2019 and September 30, 2018, respectively. The weighted-average interest rate on these outstanding borrowings was 5.50% and 2.77% at March 31, 2019 and 2018, respectively. The Company was in compliance with all of its debt covenants as of March 31, 2019.

In September 2014, a claim was filed seeking to draw upon a letter of credit issued by the Company of £8.6 million ($11.2 million at March 31, 2019) with respect to a performance guarantee on an environmental solutions project in Saudi Arabia. Management assessed the customer's demand to be without merit and initiated an action with the court in the United Kingdom (the "Court"). Pursuant to this action, an order was issued by the Court in January 2015 requiring that, upon receipt by the customer, the funds were to be remitted by the customer to the Court pending resolution of the dispute between the parties. As a result, the Company made payment on the draw to the financial institution for the letter of credit and the funds were ultimately received by the customer. The customer did not remit the funds to the Court as ordered. On June 14, 2016, the Court ruled completely in favor of Matthews following a trial on the merits. However, as the customer has neither yet remitted the funds nor complied with the final, un-appealed orders of the Court, it is possible the resolution of this matter could have an unfavorable financial impact on Matthews’ results of operations. The Company has determined that resolution of this matter may take an extended period of time and therefore has classified the funded letter of credit within other assets on the Consolidated Balance Sheets as of March 31, 2019 and September 30, 2018. The Company will continue to assess collectability related to this matter as facts and circumstances evolve.

On April 1, 2019, subsequent to the end of the second fiscal quarter, the Company made an $18.6 million investment in a Memorialization business which is being accounted for as an equity method investment.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

The Company has a stock repurchase program.  Under the current authorization, the Company's Board of Directors has authorized the repurchase of a total of 5,000,000 shares of Matthews' common stock under the program, of which 1,092,773 shares remain available for repurchase as of March 31, 2019. The buy-back program is designed to increase shareholder value, enlarge the Company's holdings of its common stock, and add to earnings per share.  Repurchased shares may be retained in treasury, utilized for acquisitions, or reissued to employees or other purchasers, subject to the restrictions set forth in the Company's Restated Articles of Incorporation.

Consolidated working capital of the Company was $310.2 million at March 31, 2019, compared to $328.7 million at September 30, 2018.  Cash and cash equivalents were $37.7 million at March 31, 2019, compared to $41.6 million at September 30, 2018.  The Company's current ratio was 2.0 at March 31, 2019 and September 30, 2018.

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

The Company is party to various environmental matters.  These include obligations to investigate and mitigate the effects on the environment of non-operating former manufacturing sites acquired through corporate acquisitions and the disposal of certain materials at non-owned waste management facilities.  The Company is currently performing environmental assessments and remediation at these sites, as appropriate.

At March 31, 2019, an accrual of approximately $1.7 million had been recorded for environmental remediation (of which $600,000 was classified in other current liabilities), related to the non-operating former manufacturing sites, representing management's best estimate of the probable and reasonably estimable costs of known remediation obligations for one of the Company's subsidiaries.  The accrual does not consider the effects of inflation and anticipated expenditures are not discounted to their present value.  Changes in the accrued environmental remediation obligation from the prior fiscal year reflect payments charged against the accrual. While final resolution of these contingencies could result in costs different than current accruals, management believes the ultimate outcome will not have a significant effect on the Company's consolidated results of operations or financial position.

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
The Company performed its annual impairment review in the second quarter of fiscal 2019 and determined that estimated fair value for all reporting units exceeded carrying value, therefore no adjustments to the carrying value of goodwill were necessary. Recent market conditions in the United States have unfavorably impacted the operating results of one of the reporting units in the Company's SGK Brand Solutions segment. The estimated fair value of this reporting unit exceeded the carrying value (expressed as a percentage of carrying value) by approximately 10%, resulting in no goodwill impairment for the reporting unit. If the reporting unit's operating results deteriorate further, an impairment charge could be recognized in future periods.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

LONG-TERM CONTRACTUAL OBLIGATIONS AND COMMITMENTS:

The following table summarizes the Company's contractual obligations at March 31, 2019, and the effect such obligations are expected to have on its liquidity and cash flows in future periods.

	Payments due in fiscal year:
	Total	2019 Remainder	2020 to 2021	2022 to 2023	After 2023
Contractual Cash Obligations:	(Dollar amounts in thousands)
Revolving credit facilities	$353,533	$11,033	$342,500	$—	$—
Securitization Facility	102,200	—	102,200	—	—
Senior secured term loan	199,666	12,500	187,166	—	—
2025 Senior Notes	406,696	7,875	31,500	31,500	335,821
Notes payable to banks	17,339	509	16,830	—	—
Short-term borrowings	2,791	2,791	—	—	—
Capital lease obligations	4,892	498	1,252	698	2,444
Non-cancelable operating leases	78,231	13,512	38,267	16,460	9,992
Other	13,148	1,613	6,031	3,927	1,577

Total contractual cash obligations	$1,178,496	$50,331	$725,746	$52,585	$349,834

A significant portion of the loans included in the table above bear interest at variable rates.  At March 31, 2019, the weighted-average interest rate was 3.25% on the Company's domestic credit facility, 3.24% on the Company's Securitization Facility, 1.40% on notes issued by the Company's wholly-owned subsidiary, Matthews Europe GmbH & Co. KG, and 5.50% on other outstanding debt.

Benefit payments under the Company's principal retirement plan are made from plan assets, while benefit payments under the supplemental retirement plan and postretirement benefit plan are funded from the Company's operating cash.  The Company is not required to make any significant contributions to its principal retirement plan in fiscal 2019.  During the six months ended March 31, 2019 contributions of $391,000 and $757,000 were made under the supplemental retirement plan and postretirement plan, respectively. The Company currently anticipates contributing an additional $466,000 and $318,000 under the supplemental retirement plan and postretirement plan, respectively, for the remainder of fiscal 2019.

Unrecognized tax benefits are positions taken, or expected to be taken, on an income tax return that may result in additional payments to tax authorities.  If a tax authority agrees with the tax position taken, or expected to be taken, or the applicable statute of limitations expires, then additional payments will not be necessary.  As of March 31, 2019, the Company had unrecognized tax benefits, excluding penalties and interest, of approximately $14.5 million.  The timing of potential future payments related to the unrecognized tax benefits is not presently determinable. The Company believes that its current liquidity sources, combined with its operating cash flow and borrowing capacity, will be sufficient to meet its capital needs for the foreseeable future.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

Refer to Note 2, "Basis of Presentation" in Item 1 - "Financial Statements," for further details on recently issued accounting pronouncements.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk:

There have been no material changes in the Company’s market risk during the three and six months ended March 31, 2019. For additional information see Item 7A - "Quantitative and Qualitative Disclosures About Market Risk" in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2018.

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

Management, under the supervision and with the participation of our Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures in effect as of March 31, 2019. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2019, the Company's disclosure controls and procedures were effective to provide reasonable assurance that material information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, and that such information is recorded, summarized and properly reported within the appropriate time period, relating to the Company and its consolidated subsidiaries, required to be included in the Exchange Act reports, including this Quarterly Report on Form 10-Q.

There have been no changes in the Company's internal controls over financial reporting that occurred during the fiscal quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchase Plan

The Company has a stock repurchase program.  The buy-back program is designed to increase shareholder value, enlarge the Company's holdings of its common stock, and add to earnings per share.  Repurchased shares may be retained in treasury, utilized for acquisitions, or reissued to employees or other purchasers, subject to the restrictions of the Company's Restated Articles of Incorporation.  Under the current authorization, the Company's Board of Directors had authorized the repurchase of a total of 5,000,000 shares of Matthews' common stock under the program, of which 1,092,773 shares remain available for repurchase as of March 31, 2019.

The following table shows the monthly fiscal 2019 stock repurchase activity:

Period	Total number of shares purchased	Weighted-average price paid per share	Total number of shares purchased as part of a publicly announced plan	Maximum number of shares that may yet be purchased under the plan
October 2018	332	$51.88	332	1,421,950
November 2018	141,722	42.18	141,722	1,280,228
December 2018	44,363	39.63	44,363	1,235,865
January 2019	14,135	40.93	14,135	1,221,730
February 2019	78,708	39.09	78,708	1,143,022
March 2019	50,249	37.36	50,249	1,092,773
Total	329,509	$40.32	329,509

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

MATTHEWS INTERNATIONAL CORPORATION
(Registrant)

Date:	May 3, 2019	By: /s/ Joseph C. Bartolacci
Joseph C. Bartolacci, President
and Chief Executive Officer

Date:	May 3, 2019	By: /s/ Steven F. Nicola
Steven F. Nicola, Chief Financial Officer
and Secretary