Form 10-Q
period 2019-06-30
MATTHEWS INTERNATIONAL CORP
filed 2019-08-02
CIK 63296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
____________________________________________________________
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2019
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period from _____ to _____

Commission File No. 0-09115
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
Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
Yes ☐ No ☒

As of June 30, 2019, shares of common stock outstanding were: Class A Common Stock 31,488,459 shares.

PART I ‑ FINANCIAL INFORMATION
Item 1.   Financial Statements

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollar amounts in thousands)

	June 30, 2019		September 30, 2018
ASSETS
Current assets:
Cash and cash equivalents		$33,603		$41,572
Accounts receivable, net		318,717		331,463
Inventories, net		188,658		180,451
Other current assets		73,467		61,592

Total current assets		614,445		615,078

Investments		88,887		45,430
Property, plant and equipment, net		247,169		252,775
Deferred income taxes		2,680		1,837
Other assets		36,210		49,820
Goodwill		935,107		948,894
Other intangible assets, net		420,795		443,910

Total assets		$2,345,293		$2,357,744

LIABILITIES
Current liabilities:
Long-term debt, current maturities		$58,080		$31,260
Trade accounts payable		68,318		70,044
Accrued compensation		41,415		51,490
Accrued income taxes		12,102		11,413
Other current liabilities		134,132		122,195

Total current liabilities		314,047		286,402

Long-term debt		921,520		929,342
Accrued pension		86,024		82,035
Postretirement benefits		17,457		17,753
Deferred income taxes		115,593		121,519
Other liabilities		42,227		51,979
Total liabilities		1,496,868		1,489,030

SHAREHOLDERS' EQUITY
Shareholders' equity-Matthews:
Common stock	$36,334		$36,334
Additional paid-in capital	136,211		129,252
Retained earnings	1,050,091		1,040,378
Accumulated other comprehensive loss	(179,874)		(164,298)
Treasury stock, at cost	(195,920)		(173,315)
Total shareholders' equity-Matthews		846,842		868,351
Noncontrolling interests		1,583		363
Total shareholders' equity		848,425		868,714

Total liabilities and shareholders' equity		$2,345,293		$2,357,744

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018

Sales	$379,294	$411,621	$1,144,871	$1,195,136
Cost of sales	(242,116)	(259,006)	(745,001)	(760,428)

Gross profit	137,178	152,615	399,870	434,708

Selling expense	(32,857)	(36,000)	(102,238)	(110,108)
Administrative expense	(65,087)	(68,961)	(200,346)	(211,451)
Intangible amortization	(9,543)	(8,334)	(27,165)	(23,264)

Operating profit	29,691	39,320	70,121	89,885

Investment income	655	538	1,394	931
Interest expense	(10,508)	(9,719)	(31,068)	(26,782)
Other income (deductions), net	(1,425)	(1,482)	(3,416)	(5,162)

Income before income taxes	18,413	28,657	37,031	58,872

Income tax (provision) benefit	(3,989)	(4,312)	(4,429)	18,703

Net income	14,424	24,345	32,602	77,575

Net loss attributable to noncontrolling interests	205	69	541	201

Net income attributable to Matthews shareholders	$14,629	$24,414	$33,143	$77,776

Earnings per share attributable to Matthews shareholders:
Basic	$0.47	$0.77	$1.05	$2.45

Diluted	$0.46	$0.77	$1.05	$2.44

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(Dollar amounts in thousands)

	Three Months Ended June 30,
	Matthews		Noncontrolling Interest		Total
	2019	2018	2019	2018	2019	2018

Net income (loss):	$14,629	$24,414	$(205)	$(69)	$14,424	$24,345
Other comprehensive income (loss) ("OCI"), net of tax:
Foreign currency translation adjustment	2,639	(38,669)	(5)	(23)	2,634	(38,692)
Pension plans and other postretirement benefits	705	1,256	—	—	705	1,256
Unrecognized (loss) gain on derivatives:
Net change from periodic revaluation	(2,372)	393	—	—	(2,372)	393
Net amount reclassified to earnings	(660)	(399)	—	—	(660)	(399)
Net change in unrecognized loss on derivatives	(3,032)	(6)	—	—	(3,032)	(6)
OCI, net of tax	312	(37,419)	(5)	(23)	307	(37,442)
Comprehensive income (loss)	$14,941	$(13,005)	$(210)	$(92)	$14,731	$(13,097)

	Nine Months Ended June 30,
	Matthews		Noncontrolling Interest		Total
	2019	2018	2019	2018	2019	2018

Net income (loss):	$33,143	$77,776	$(541)	$(201)	$32,602	$77,575
OCI, net of tax:
Foreign currency translation adjustment	(9,791)	(19,658)	1	80	(9,790)	(19,578)
Pension plans and other postretirement benefits	2,168	3,296	—	—	2,168	3,296
Unrecognized (loss) gain on derivatives:
Net change from periodic revaluation	(6,074)	5,286	—	—	(6,074)	5,286
Net amount reclassified to earnings	(1,879)	(570)	—	—	(1,879)	(570)
Net change in unrecognized (loss) gain on derivatives	(7,953)	4,716	—	—	(7,953)	4,716
OCI, net of tax	(15,576)	(11,646)	1	80	(15,575)	(11,566)
Comprehensive (loss) income	$17,567	$66,130	$(540)	$(121)	$17,027	$66,009

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollar amounts in thousands, except per share data) (Unaudited)

	Shareholders' Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Non- controlling Interests	Total
Balance, September 30, 2018	$36,334	$129,252	$1,040,378	$(164,298)	$(173,315)	$363	$868,714
Net income (loss)	—	—	3,097	—	—	(113)	2,984
Minimum pension liability	—	—	—	729	—	—	729
Translation adjustment	—	—	—	(12,564)	—	(13)	(12,577)
Fair value of derivatives	—	—	—	(2,901)	—	—	(2,901)
Total comprehensive loss							(11,765)
Stock-based compensation	—	3,647	—	—	—	—	3,647
Purchase of 186,417 shares of treasury stock	—	—	—	—	(7,751)	—	(7,751)
Issuance of 2,822 shares of treasury stock	—	(115)	—	—	115	—	—
Cancellations of 19,433 shares of treasury stock	—	891	—	—	(891)	—	—
Dividends, $0.20 per share	—	—	(6,414)	—	—	—	(6,414)
Acquisition	—	—	—	—	—	1,760	1,760
Cumulative tax adjustment for intra-entity transfers	—	—	(4,176)	—	—	—	(4,176)
Balance, December 31, 2018	$36,334	$133,675	$1,032,885	$(179,034)	$(181,842)	$1,997	$844,015
Net income (loss)	—	—	15,417	—	—	(223)	15,194
Minimum pension liability	—	—	—	734	—	—	734
Translation adjustment	—	—	—	134	—	19	153
Fair value of derivatives	—	—	—	(2,020)	—	—	(2,020)
Total comprehensive income							14,061
Stock-based compensation	—	1,366	—	—	—	—	1,366
Purchase of 143,092 shares of treasury stock	—	—	—	—	(5,535)	—	(5,535)
Cancellations of 41 shares of treasury stock	—	14	—	—	(14)	—	—
Dividends, $0.20 per share	—	—	(6,446)	—	—	—	(6,446)
Balance, March 31, 2019	$36,334	$135,055	$1,041,856	$(180,186)	$(187,391)	$1,793	$847,461
Net income (loss)	—	—	14,629	—	—	(205)	14,424
Minimum pension liability	—	—	—	705	—	—	705
Translation adjustment	—	—	—	2,639	—	(5)	2,634
Fair value of derivatives	—	—	—	(3,032)	—	—	(3,032)
Total comprehensive income							14,731
Stock-based compensation	—	1,156	—	—	—	—	1,156
Purchase of 240,155 shares of treasury stock	—	—	—	—	(8,529)	—	(8,529)
Dividends, $0.20 per share	—	—	(6,394)	—	—	—	(6,394)
Balance, June 30, 2019	$36,334	$136,211	$1,050,091	$(179,874)	$(195,920)	$1,583	$848,425
The accompanying notes are an integral part of these consolidated financial statements.

	Shareholders' Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Non- controlling Interests	Total
Balance, September 30, 2017	$36,334	$123,432	$948,830	$(154,115)	$(164,774)	$552	$790,259
Net income (loss)	—	—	35,180	—	—	(22)	35,158
Minimum pension liability	—	—	—	1,018	—	—	1,018
Translation adjustment	—	—	—	7,598	—	13	7,611
Fair value of derivatives	—	—	—	1,595	—	—	1,595
Total comprehensive income							45,382
Stock-based compensation	—	5,474	—	—	—	—	5,474
Purchase of 75,765 shares of treasury stock	—	—	—	—	(4,415)	—	(4,415)
Issuance of 223,971 shares of treasury stock	—	(8,922)	—	—	8,922	—	—
Cancellations of 5,214 shares of treasury stock	—	310	—	—	(310)	—	—
Dividends, $0.19 per share	—	—	(6,071)	—	—	—	(6,071)
Balance, December 31, 2017	$36,334	$120,294	$977,939	$(143,904)	$(160,577)	$543	$830,629
Net income (loss)	—	—	18,182	—	—	(110)	18,072
Minimum pension liability	—	—	—	1,022	—	—	1,022
Translation adjustment	—	—	—	11,413	—	90	11,503
Fair value of derivatives	—	—	—	3,127	—	—	3,127
Total comprehensive income							33,724
Stock-based compensation	—	2,658	—	—	—	—	2,658
Purchase of 260,621 shares of treasury stock	—	—	—	—	(13,890)	—	(13,890)
Issuance of 102,856 shares of treasury stock	—	883	—	—	4,117	—	5,000
Dividends, $0.19 per share	—	—	(6,039)	—	—	—	(6,039)
Balance, March 31, 2018	$36,334	$123,835	$990,082	$(128,342)	$(170,350)	$523	$852,082
Net income (loss)	—	—	24,414	—	—	(69)	24,345
Minimum pension liability	—	—	—	1,256	—	—	1,256
Translation adjustment	—	—	—	(38,669)	—	(23)	(38,692)
Fair value of derivatives	—	—	—	(6)	—	—	(6)
Total comprehensive loss							(13,097)
Stock-based compensation	—	2,399	—	—	—	—	2,399
Purchase of 35,734 shares of treasury stock	—	—	—	—	(1,786)	—	(1,786)
Cancellations of 650 shares of treasury stock	—	39	—	—	(39)	—	—
Dividends, $0.19 per share	—	—	(6,418)	—	—	—	(6,418)
Reclassification of accumulated other comprehensive (loss) income ('AOCI') tax effect	—	—	8,814	(8,814)	—	—	—
Balance, June 30, 2018	$36,334	$126,273	$1,016,892	$(174,575)	$(172,175)	$431	$833,180
The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollar amounts in thousands)

	Nine Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$32,602	$77,575
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	60,759	57,052
Stock-based compensation expense	6,169	10,531
Deferred tax benefit	(4,031)	(43,272)
Gain on sale of assets	(210)	(925)
Loss on divestiture	4,465	—
Unrealized loss (gain) on investments	680	(771)
Changes in working capital items	(14,543)	(5,897)
Increase in other assets	(379)	(11,932)
Increase in other liabilities	3,042	8,932
Other operating activities, net	860	(8,487)

Net cash provided by operating activities	89,414	82,806

Cash flows from investing activities:
Capital expenditures	(31,963)	(32,150)
Acquisitions, net of cash acquired	(11,525)	(119,953)
Proceeds from sale of assets	1,508	3,358
Proceeds from divestiture	8,254	—
Purchases of investments	(33,073)	(11,871)

Net cash used in investing activities	(66,799)	(160,616)

Cash flows from financing activities:
Proceeds from long-term debt	424,842	681,297
Payments on long-term debt	(408,447)	(566,891)
Purchases of treasury stock	(21,815)	(20,091)
Dividends	(19,254)	(18,528)
Acquisition holdback and contingent consideration payments	(3,350)	—
Other financing activities	(2,139)	—

Net cash (used in) provided by financing activities	(30,163)	75,787

Effect of exchange rate changes on cash	(421)	(1,777)

Net change in cash and cash equivalents	$(7,969)	$(3,800)

Non-cash investing and financing activities:
Acquisition of long-term asset under financing arrangement	$—	$14,544
The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2019
(Dollar amounts in thousands, except per share data)

Note 1.   Nature of Operations

Matthews International Corporation ("Matthews" or the "Company"), founded in 1850 and incorporated in Pennsylvania in 1902, is a global provider of brand solutions, memorialization products and industrial technologies. Brand solutions consist of brand management, pre-media services, printing plates and cylinders, engineered products, imaging services, digital asset management, merchandising display systems, and marketing and design services primarily for the consumer goods and retail industries. Memorialization products consist primarily of bronze and granite memorials and other memorialization products, caskets and cremation equipment primarily for the cemetery and funeral home industries. Industrial technologies include marking and coding equipment and consumables, industrial automation products and order fulfillment systems for identifying, tracking, picking and conveying consumer and industrial products.
The Company has facilities in North America, Europe, Asia, Australia, and Central and South America.

Note 2.   Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information for commercial and industrial companies and the instructions to Form 10‑Q and Rule 10‑01 of Regulation S‑X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the nine months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2019. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10‑K for the year ended September 30, 2018.  The consolidated financial statements include all domestic and foreign subsidiaries in which the Company maintains an ownership interest and has operating control.  Investments in certain companies over which the Company exerts significant influence, but does not control the financial and operating decisions, are accounted for as equity method investments. Investments in certain companies over which the Company does not exert significant influence are accounted for as cost method investments. All intercompany accounts and transactions have been eliminated.

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

In February 2017, the FASB issued ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715), Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which provides new guidance intended to improve the disclosure requirements related to the service cost component of net benefit cost. ASU 2017-07 requires a company to present the service cost components of net periodic benefit cost in the same income statement line as other employee compensation costs, with the remaining components of net periodic benefit cost presented separately from the service cost components and outside of any subtotal of operating income, if one is presented. The Company adopted this standard on October 1, 2018 applying the presentation requirements retrospectively. For the three months ended June 30, 2018, the Company reclassified net benefit costs of $714, $226 and $485, from cost of sales, selling expense and administrative expense, respectively, to other income (deductions), net. For the nine months ended June 30, 2018, the Company reclassified net benefit costs of $2,142, $678 and $1,455 from cost of sales, selling expense and administrative expense, respectively, to other income (deductions), net.

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

The Company delivers a variety of products and services through its business segments. The SGK Brand Solutions segment delivers brand management, pre-media services, printing plates and cylinders, engineered products, and imaging services for consumer goods and retail customers, merchandising display systems, and marketing and design services primarily to the consumer goods and retail industries. The Memorialization segment produces and delivers bronze and granite memorials and other memorialization products, caskets and cremation equipment primarily for the cemetery and funeral home industries.  The Industrial Technologies segment delivers marking and coding equipment and consumables, industrial automation products and order fulfillment systems for identifying, tracking, picking and conveying consumer and industrial products for the warehousing and industrial industries. Each product or service delivered to a third-party customer is considered to satisfy a performance obligation. Performance obligations generally occur at a point in time and are satisfied when control of the goods passes to the customer. Certain revenue related to mausoleum construction and significant engineering projects, including cremation and incineration projects, and marking and industrial automation projects, are recognized over time using the input method measuring progress toward completion of such projects. Amounts recognized using the over time method were less than 5% of the Company's consolidated revenue for the three and nine months ended June 30, 2019 and 2018. The Company is entitled to collection of the sales price under normal credit terms in the regions in which it operates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 3.   Revenue Recognition (continued)

The Company disaggregates revenue from contracts with customers by geography, as it believes geographic regions best depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. Disaggregated sales by segment and region for the three and nine months ended June 30, 2019 and 2018 were as follows:

	SGK Brand Solutions		Memorialization		Industrial Technologies		Consolidated
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2019	2018	2019	2018	2019	2018	2019	2018
North America	$77,223	$87,665	$146,131	$150,418	$31,589	$38,071	$254,943	$276,154
Central and South America	1,619	1,734	—	—	—	—	1,619	1,734
Europe	89,254	98,313	9,847	9,065	7,076	7,175	106,177	114,553
Australia	2,912	3,457	2,239	2,496	—	—	5,151	5,953
Asia	10,922	11,807	—	—	482	1,420	11,404	13,227
Total Sales	$181,930	$202,976	$158,217	$161,979	$39,147	$46,666	$379,294	$411,621

	SGK Brand Solutions		Memorialization		Industrial Technologies		Consolidated
	Nine Months Ended June 30,		Nine Months Ended June 30,		Nine Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018	2019	2018	2019	2018
North America	$235,975	$264,227	$440,865	$439,679	$90,291	$91,539	$767,131	$795,445
Central and South America	4,316	4,870	—	—	—	—	4,316	4,870
Europe	275,842	288,886	26,611	28,079	20,448	22,537	322,901	339,502
Australia	8,772	9,467	6,803	7,799	—	—	15,575	17,266
Asia	32,976	34,344	—	—	1,972	3,709	34,948	38,053
Total Sales	$557,881	$601,794	$474,279	$475,557	$112,711	$117,785	$1,144,871	$1,195,136

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 4.   Fair Value Measurements (continued)

The fair values of the Company's assets and liabilities measured on a recurring basis are categorized as follows:

	June 30, 2019				September 30, 2018
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Derivatives (1)	$—	$1,458	$—	$1,458	$—	$11,309	$—	$11,309
Equity and fixed income mutual funds	—	22,984	—	22,984	—	22,758	—	22,758
Life insurance policies	—	4,236	—	4,236	—	5,894	—	5,894
Total assets at fair value	$—	$28,678	$—	$28,678	$—	$39,961	$—	$39,961

Liabilities:
Derivatives (1)	$—	$683	$—	$683	$—	$—	$—	$—
Total liabilities at fair value	$—	$683	$—	$683	$—	$—	$—	$—
(1) Interest rate swaps are valued based on observable market swap rates and are classified within Level 2 of the fair value hierarchy.

Note 5.   Inventories

Inventories consisted of the following:

	June 30, 2019	September 30, 2018

Raw materials	$37,373	$34,880
Work in process	76,351	67,827
Finished goods	74,934	77,744
	$188,658	$180,451

Note 6.   Debt

The Company has a domestic credit facility with a syndicate of financial institutions that includes a $900,000 senior secured revolving credit facility and a $250,000 senior secured amortizing term loan. A portion of the revolving credit facility (not to exceed $150,000) can be drawn in foreign currencies. The term loan requires scheduled principal payments of 5.0% of the outstanding principal in year one, 7.5% in year two, and 10.0% in years three through five, payable in quarterly installments.  Pursuant to the terms of the domestic credit facility agreement, principal payments may be made on the term loan prior to the scheduled due dates. The balance of the revolving credit facility and the term loan are due on the maturity date of April 26, 2021. Borrowings under both the revolving credit facility and the term loan bear interest at LIBOR (Euro LIBOR for balances drawn in Euros) plus a factor ranging from 0.75% to 2.00% (1.50% at June 30, 2019) based on the Company's secured leverage ratio.  The secured leverage ratio is defined as net secured indebtedness divided by EBITDA (earnings before interest, income taxes, depreciation and amortization) as defined within the domestic credit facility agreement. The Company is required to pay an annual commitment fee ranging from 0.15% to 0.25% (based on the Company's leverage ratio) of the unused portion of the revolving credit facility.

The domestic credit facility requires the Company to maintain certain leverage and interest coverage ratios. A portion of the facility (not to exceed $35,000) is available for the issuance of trade and standby letters of credit. Outstanding U.S. dollar denominated borrowings on the revolving credit facility at June 30, 2019 and September 30, 2018 were $360,058 and $319,500, respectively. During the third quarter of fiscal 2019, the Company borrowed €125.0 million on the revolving credit facility. Proceeds from the Euro denominated borrowing were used to make a principal payment of $140,000 on the outstanding balance of the term loan. Outstanding Euro denominated borrowings on the revolving credit facility at June 30, 2019 were €125.0 million ($142,194). There were no Euro denominated borrowings on the revolving credit facility at September 30, 2018. Outstanding borrowings on the term loan at June 30, 2019 and September 30, 2018 were $53,456 and $212,086, respectively. The weighted-average interest rate

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 6.   Debt (continued)

on outstanding borrowings for the domestic credit facility (including the effects of interest rate swaps and Euro denominated borrowings) at June 30, 2019 and June 30, 2018 was 2.75% and 2.82%, respectively.

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

The Company has a $115,000 accounts receivable securitization facility (the "Securitization Facility") with certain financial institutions which matures on April 11, 2020 and the Company intends to extend this facility. Under the Securitization Facility, the Company and certain of its domestic subsidiaries sell, on a continuous basis without recourse, their trade receivables to Matthews Receivables Funding Corporation, LLC (“Matthews RFC”), a wholly-owned bankruptcy-remote subsidiary of the Company. Matthews RFC in turn assigns a collateral interest in these receivables to certain financial institutions, and then may borrow funds under the Securitization Facility. The Securitization Facility does not qualify for sale treatment. Accordingly, the trade receivables and related debt obligations remain on the Company's Consolidated Balance Sheet. Borrowings under the Securitization Facility bear interest at LIBOR plus 0.75%. The Company is required to pay an annual commitment fee ranging from 0.25% to 0.35% of the unused portion of the Securitization Facility. Outstanding borrowings under the Securitization Facility at June 30, 2019 and September 30, 2018 were $98,850 and $102,250, respectively. At June 30, 2019 and 2018, the interest rate on borrowings under this facility was 3.15% and 2.84%, respectively.

The following table presents information related to interest rate contracts entered into by the Company and designated as cash flow hedges:

	June 30, 2019	September 30, 2018
Pay fixed swaps - notional amount	$300,000	$343,750
Net unrealized gain	$775	$11,309
Weighted-average maturity period (years)	2.2	2.7
Weighted-average received rate	2.40%	2.26%
Weighted-average pay rate	1.40%	1.37%

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

The fair value of the interest rate swaps reflected an unrealized gain, net of unrealized losses, of $775 ($585 after tax) at June 30, 2019 and an unrealized gain of $11,309 ($8,538 after tax) at September 30, 2018. The net unrealized gain is included in shareholders' equity as part of accumulated other comprehensive income (loss) ("AOCI").  Assuming market rates remain constant with the rates at June 30, 2019, a gain (net of tax) of approximately $452 included in AOCI is expected to be recognized in earnings over the next twelve months.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 6.   Debt (continued)

At June 30, 2019 and September 30, 2018, the interest rate swap contracts were reflected in the Consolidated Balance Sheets as follows:

Derivatives	June 30, 2019	September 30, 2018
Current assets:
Other current assets	$821	$3,867
Long-term assets:
Other assets	637	7,442
Current liabilities:
Other current liabilities	(222)	—
Long-term liabilities:
Other liabilities	(461)	—
Total derivatives	$775	$11,309

The gains recognized on derivatives were as follows:

Derivatives in Cash Flow Hedging Relationships	Location of Gain Recognized in Income on Derivative	Amount of Gain Recognized in Income on Derivatives		Amount of Gain Recognized in Income on Derivatives

		Three Months Ended June 30,		Nine Months Ended June 30,
		2019	2018	2019	2018
Interest rate swaps	Interest expense	$874	$490	$2,489	$755

The Company recognized the following (losses) gains in AOCI:

Derivatives in Cash Flow Hedging Relationships	Amount of (Loss) Gain Recognized in AOCI on Derivatives		Location of Gain Reclassified From AOCI into Income (Effective Portion*)	Amount of Gain Reclassified from AOCI into Income (Effective Portion*)
	June 30, 2019	June 30, 2018		June 30, 2019	June 30, 2018
Interest rate swaps	$(6,074)	$5,286	Interest expense	$1,879	$570
*There is no ineffective portion or amount excluded from effectiveness testing.

The Company, through certain of its European subsidiaries, has a credit facility with a European bank, which is guaranteed by Matthews.  The maximum amount of borrowing available under this facility is €35.0 million ($39,814).  The credit facility matures in December 2019 and the Company intends to extend this facility. Outstanding borrowings under the credit facility totaled €4.3 million ($4,899) and €2.8 million ($3,211) at June 30, 2019 and September 30, 2018, respectively. The weighted-average interest rate on outstanding borrowings under this facility at June 30, 2019 and 2018 was 1.25% and 1.75%, respectively.

The Company’s German subsidiary, Matthews Europe GmbH & Co. KG, has €15.0 million ($17,063) of senior unsecured notes with European banks.  The notes are guaranteed by Matthews and mature in November 2019.  A portion of the notes (€5.0 million) have a fixed interest rate of 1.40%, and the remainder bear interest at Euro LIBOR plus 1.40%.  The weighted-average interest rate on the notes at June 30, 2019 and 2018 was 1.40%.

Other debt totaled $2,917 and $5,399 at June 30, 2019 and September 30, 2018, respectively. The weighted-average interest rate on these outstanding borrowings was 5.81% and 3.08% at June 30, 2019 and 2018, respectively.

The Company uses certain foreign currency debt instruments as net investment hedges of foreign operations. Currency losses of $1,002 (net of income taxes of $325), which represent effective hedges of net investments, were reported as a component of AOCI within currency translation adjustment for the three and nine months ended June 30, 2019. The Company did not have any net investment hedges in the prior year.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 6.   Debt (continued)

In September 2014, a claim was filed by a customer seeking to draw upon a letter of credit issued by the Company of £8,570,000 ($10,887 at June 30, 2019) with respect to a performance guarantee on an environmental solutions project in Saudi Arabia. Management assessed the customer's demand to be without merit and initiated an action with the court in the United Kingdom (the "U.K. Court"). Pursuant to this action, an order was issued by the U.K. Court in January 2015 requiring that, upon receipt by the customer, the funds were to be remitted by the customer to the U.K. Court pending resolution of the dispute between the parties. As a result, the Company made payment on the draw to the financial institution for the letter of credit and the funds were ultimately received by the customer. The customer did not remit the funds to the U.K. Court as ordered. On June 14, 2016, the U.K Court ruled completely in favor of Matthews following a trial on the merits. However, the ongoing dispute involves litigation in multiple foreign jurisdictions because the contract between the parties includes a venue clause requiring the venue for any litigation to be in the United Kingdom, while the enforcement of any final judgment is required to be executed in Saudi Arabia. The Company is currently pursuing a trial on the merits in Saudi Arabia which is scheduled to conclude in calendar year 2019. It is necessary to obtain an equivalent favorable ruling in the courts of Saudi Arabia to effectively enforce judgment and commence collection efforts. The Company remains confident regarding the pending trial on the merits in Saudi Arabia and expects to be in a position to enforce the judgment and initiate collection efforts following completion of that trial. However, as the customer has neither yet remitted the funds nor complied with the final, un-appealed orders of the U.K. Court, it is possible the resolution of this matter could have an unfavorable financial impact on Matthews’ results of operations.   The Company’s level of success in recovering funds from the customer will depend upon a number of factors including, a successful completion of the pending trial on the merits in Saudi Arabia, the availability of recoverable funds, and the subsequent level of cooperation from the Saudi Arabian government to enforce a potential judgment against the creditor. The Company has determined that resolution of this matter may take an extended period of time and therefore has classified the funded letter of credit within other assets on the Consolidated Balance Sheets as of June 30, 2019 and September 30, 2018. The Company will continue to assess the accounting and collectability related to this matter as facts and circumstances evolve.

As of June 30, 2019 and September 30, 2018, the fair value of the Company's long-term debt, including current maturities, approximated the carrying value included in the Consolidated Balance Sheets. The Company was in compliance with all of its debt covenants as of June 30, 2019.

Note 7.   Share-Based Payments

The Company maintains an equity incentive plan (the "2017 Equity Incentive Plan") that provides for grants of stock options, restricted shares, restricted share units, stock-based performance units and certain other types of stock-based awards. Under the 2017 Equity Incentive Plan, which has a ten-year term, the maximum number of shares available for grants or awards is an aggregate of 1,700,000. At June 30, 2019, there were 1,700,000 shares reserved for future issuance under the 2017 Equity Incentive Plan, including 262,200 restricted share units that were granted during the first quarter of fiscal 2019.  The 2017 Equity Incentive plan is administered by the Compensation Committee of the Board of Directors.

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

For the three-month periods ended June 30, 2019 and 2018, stock-based compensation cost totaled $1,156 and $2,399, respectively. For the nine-month periods ended June 30, 2019 and 2018, stock-based compensation cost totaled and $6,169 and $10,531, respectively. The nine-month periods ended June 30, 2019 and 2018 included $1,849 and $2,850 of stock-based compensation cost, respectively, that was recognized at the time of grant for retirement-eligible employees. The associated future income tax benefit recognized for stock-based compensation was $283 and $588 for the three-month periods ended June 30, 2019 and 2018, respectively, and $1,153 and $2,108 for the nine-month periods ended June 30, 2019 and 2018, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 7.   Share-Based Payments (continued)

The transactions for restricted shares and restricted share units for the nine months ended June 30, 2019 were as follows:

	Shares /Units	Weighted- average Grant-date Fair Value
Non-vested at September 30, 2018	554,233	$55.71
Granted	262,200	42.21
Vested	(180,256)	57.94
Expired or forfeited	(19,601)	45.97
Non-vested at June 30, 2019	616,576	$49.63

As of June 30, 2019, the total unrecognized compensation cost related to unvested restricted stock was $8,854 and is expected to be recognized over a weighted average period of 2.1 years.

The Company maintains the 2019 Director Fee Plan, the Amended and Restated 2014 Director Fee Plan and the 1994 Director Fee Plan (collectively, the "Director Fee Plans").  The 2019 Director Fee Plan was approved by the Company’s shareholders at the 2019 Annual Meeting of Shareholders on February 21, 2019. There will be no further fees or share-based awards granted under the Amended and Restated 2014 Director Fee Plan and the 1994 Director Fee Plan.  Under the 2019 Director Fee Plan, non-employee directors (except for the Chairman of the Board) each receive, as an annual retainer fee for fiscal 2019, either cash or shares of the Company's Class A Common Stock with a value equal to $85.  The annual retainer fee for fiscal 2019 paid to the non-employee Chairman of the Board is $185.  Where the annual retainer fee is provided in shares, each director may elect to be paid these shares on a current basis or have such shares credited to a deferred stock account as phantom stock, with such shares to be paid to the director subsequent to leaving the Board.  The total number of shares of stock that have been authorized to be issued under the 2019 Director Fee Plan or credited to a deferred stock compensation account for subsequent issuance is 150,000 shares of Common Stock (subject to adjustment upon certain events such as stock dividends or stock splits).  The value of deferred shares is recorded in other liabilities.  A total of 25,583 shares had been deferred under the Director Fee Plans as of June 30, 2019.  Additionally, non-employee directors each receive an annual stock-based grant (non-statutory stock options, stock appreciation rights and/or restricted shares or units) with a value of $125 for fiscal 2019.  196,266 restricted shares and restricted share units have been granted under the Director Fee Plans, 23,037 of which were issued under the 2019 Director Fee Plan.  34,542 restricted shares and restricted share units are unvested at June 30, 2019.

Note 8.   Earnings Per Share Attributable to Matthews' Shareholders

The information used to compute earnings per share attributable to Matthews' common shareholders was as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Net income attributable to Matthews shareholders	$14,629	$24,414	$33,143	$77,776

Weighted-average shares outstanding (in thousands):
Basic shares	31,347	31,631	31,487	31,693
Effect of dilutive securities	147	150	138	132
Diluted shares	31,494	31,781	31,625	31,825

Anti-dilutive securities excluded from the dilution calculation were insignificant for the three and nine months ended June 30, 2019 and 2018.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 9.   Pension and Other Postretirement Benefit Plans

The Company provides defined benefit pension and other postretirement plans to certain employees. Net periodic pension and other postretirement benefit cost for the plans included the following:

	Three months ended June 30,
	Pension		Other Postretirement
	2019	2018	2019	2018

Service cost	$2,000	$2,039	$61	$84
Interest cost *	2,301	2,049	180	158
Expected return on plan assets *	(2,596)	(2,534)	—	—
Amortization:
Prior service cost	(46)	(35)	(49)	(49)
Net actuarial loss (gain) *	1,081	1,753	(15)	—
Net benefit cost	$2,740	$3,272	$177	$193

	Nine months ended June 30,
	Pension		Other Postretirement
	2019	2018	2019	2018

Service cost	$6,000	$6,117	$183	$252
Interest cost *	6,903	6,147	540	474
Expected return on plan assets *	(7,788)	(7,602)	—	—
Amortization:
Prior service cost	(138)	(105)	(147)	(147)
Net actuarial loss (gain) *	3,242	5,257	(45)	—
Net benefit cost	$8,219	$9,814	$531	$579

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

Contributions made and anticipated for fiscal year 2019 are as follows:

Contributions	Pension	Other Postretirement
Contributions during the nine months ended June 30, 2019:
Supplemental retirement plan	$587	$—
Other postretirement plan	—	914

Additional contributions expected in fiscal 2019:
Supplemental retirement plan	$270	$—
Other postretirement plan	—	161

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 10.   Accumulated Other Comprehensive Income

The changes in AOCI by component, net of tax, for the three-month periods ended June 30, 2019 and 2018 were as follows:

	Post-retirement benefit plans		Currency translation adjustment	Derivatives		Total
Attributable to Matthews:
Balance, March 31, 2019	$(36,413)		$(147,390)	$3,617		$(180,186)
OCI before reclassification	—		2,639	(2,372)		267
Amounts reclassified from AOCI	705	(a)	—	(660)	(b)	45
Net current-period OCI	705		2,639	(3,032)		312
Balance, June 30, 2019	$(35,708)		$(144,751)	$585		$(179,874)
Attributable to noncontrolling interest:
Balance, March 31, 2019	—		$473	—		$473
OCI before reclassification	—		(5)	—		(5)
Net current-period OCI	—		(5)	—		(5)
Balance, June 30, 2019	—		468	—		468

	Post-retirement benefit plans		Currency translation adjustment	Derivatives		Total
Attributable to Matthews:
Balance, March 31, 2018	$(41,583)		$(93,896)	$7,137		$(128,342)
OCI before reclassification	—		(38,669)	393		(38,276)
Amounts reclassified from AOCI	1,256	(a)	—	(399)	(b)	857
Net current-period OCI	1,256		(38,669)	(6)		(37,419)
Reclassification of AOCI tax effects	(9,884)	(c)	—	1,070	(c)	(8,814)
Balance, June 30, 2018	$(50,211)		$(132,565)	$8,201		$(174,575)
Attributable to noncontrolling interest:
Balance, March 31, 2018	—		$499	—		$499
OCI before reclassification	—		(23)	—		(23)
Net current-period OCI	—		(23)	—		(23)
Balance, June 30, 2018	—		476	—		476

(a)	Amounts were included in net periodic benefit cost for pension and other postretirement benefit plans (see Note 9).

(b)	Amounts were included in interest expense in the periods the hedged item affected earnings (see Note 6).

(c)	Amounts were reclassified from AOCI to retained earnings through adoption of ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 10.   Accumulated Other Comprehensive Income (continued)

The changes in AOCI by component, net of tax, for the nine-month periods ended June 30, 2019 and 2018 were as follows:

	Post-retirement benefit plans		Currency translation adjustment	Derivatives		Total
Attributable to Matthews:
Balance, September 30, 2018	$(37,876)		$(134,960)	$8,538		$(164,298)
OCI before reclassification	—		(9,791)	(6,074)		(15,865)
Amounts reclassified from AOCI	2,168	(a)	—	(1,879)	(b)	289
Net current-period OCI	2,168		(9,791)	(7,953)		(15,576)
Balance, June 30, 2019	$(35,708)		$(144,751)	$585		$(179,874)
Attributable to noncontrolling interest:
Balance, September 30, 2018	—		$467	—		$467
OCI before reclassification	—		1	—		1
Net current-period OCI	—		1	—		1
Balance, June 30, 2019	—		468	—		468

	Post-retirement benefit plans		Currency translation adjustment	Derivatives		Total
Attributable to Matthews:
Balance, September 30, 2017	$(43,623)		$(112,907)	$2,415		$(154,115)
OCI before reclassification	—		(19,658)	5,286		(14,372)
Amounts reclassified from AOCI	3,296	(a)	—	(570)	(b)	2,726
Net current-period OCI	3,296		(19,658)	4,716		(11,646)
Reclassification of AOCI tax effects	(9,884)	(c)	—	1,070	(c)	(8,814)
Balance, June 30, 2018	$(50,211)		$(132,565)	$8,201		$(174,575)
Attributable to noncontrolling interest:
Balance, September 30, 2017	—		$396	—		$396
OCI before reclassification	—		80	—		80
Net current-period OCI	—		80	—		80
Balance, June 30, 2018	—		476	—		476

(a)	Amounts were included in net periodic benefit cost for pension and other postretirement benefit plans (see Note 9).

(b)	Amounts were included in interest expense in the periods the hedged item affected earnings (see Note 6).

(c)	Amounts were reclassified from AOCI to retained earnings through adoption of ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 10.   Accumulated Other Comprehensive Income (continued)

Reclassifications out of AOCI for the three and nine-month periods ended June 30, 2019 were as follows:

	Amount reclassified from AOCI
Details about AOCI Components	Three Months Ended June 30, 2019		Nine Months Ended June 30, 2019	Affected line item in the Statement of income

Postretirement benefit plans
Prior service (cost) credit	$95	(a)	$285
Actuarial losses	(1,066)	(a)	(3,197)
	(971)	(b)	(2,912)	Income before income tax
	266		744	Income taxes
	$(705)		$(2,168)	Net income
Derivatives
Interest rate swap contracts	$874		$2,489	Interest expense
	874	(b)	2,489	Income before income tax
	(214)		(610)	Income taxes
	$660		$1,879	Net income

Reclassifications out of AOCI for the three and nine-month periods ended June 30, 2018 were as follows:

	Amount reclassified from AOCI
Details about AOCI Components	Three Months Ended June 30, 2018		Nine Months Ended June 30, 2018	Affected line item in the Statement of income

Postretirement benefit plans
Prior service (cost) credit	$84	(a)	$252
Actuarial losses	(1,753)	(a)	(5,257)
	(1,669)	(b)	(5,005)	Income before income tax
	413		1,709	Income taxes
	$(1,256)		$(3,296)	Net income
Derivatives
Interest rate swap contracts	$490		$755	Interest expense
	490	(b)	755	Income before income tax
	(91)		(185)	Income taxes
	$399		$570	Net income

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 11.   Income Taxes

Income tax provisions for the Company's interim periods are based on the effective income tax rate expected to be applicable for the full year. The Company's consolidated income taxes for the nine months ended June 30, 2019 were an expense of $4,429, compared to an income tax benefit of $18,703 for the first nine months of fiscal 2018. The differences between the Company’s fiscal 2019 nine month effective tax rate and the fiscal 2018 nine month effective tax rate primarily resulted from the implementation of the U.S. Tax Cuts and Jobs Act (the "Tax Act”) during fiscal 2018. The Company’s fiscal 2019 nine month effective tax rate varied from the U.S. statutory tax rate of 21.0% primarily due to tax planning completed during the second quarter of fiscal 2019 that resulted in a discrete tax benefit. As of December 31, 2018, the Company completed its analysis of the impact of the Tax Act in accordance with U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 118 and the amounts are no longer considered provisional.

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

The Company had unrecognized tax benefits (excluding penalties and interest) of $14,531 and $14,827 on June 30, 2019 and September 30, 2018, respectively, of which $10,423 and $10,718 would impact the annual effective rate. It is reasonably possible that the amount of unrecognized tax benefits could decrease by approximately $2,438 in the next 12 months primarily due to the completion of audits and the expiration of the statute of limitations.

The Company classifies interest and penalties on tax uncertainties as a component of the provision for income taxes. Total penalties and interest accrued were $2,767 and $2,229 at June 30, 2019 and September 30, 2018, respectively.  These accruals may potentially be applicable in the event of an unfavorable outcome of uncertain tax positions.

The Company is currently under examination in several tax jurisdictions and remains subject to examination until the statute of limitations expires for those tax jurisdictions.  As of June 30, 2019, the tax years that remain subject to examination by major jurisdiction generally are:

United States – Federal	2015 and forward
United States – State	2014 and forward
Canada	2015 and forward
Germany	2015 and forward
United Kingdom	2017 and forward
Australia	2015 and forward
Singapore	2014 and forward

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 12.   Segment Information

The Company manages its businesses under three segments: SGK Brand Solutions, Memorialization and Industrial Technologies. The SGK Brand Solutions segment consists of brand management, pre-media services, printing plates and cylinders, engineered products, imaging services, digital asset management, merchandising display systems, and marketing and design services primarily for the consumer goods and retail industries.  The Memorialization segment consists primarily of bronze and granite memorials and other memorialization products, caskets and cremation equipment primarily for the cemetery and funeral home industries.  The Industrial Technologies segment includes marking and coding equipment and consumables, industrial automation products and order fulfillment systems for identifying, tracking, picking and conveying consumer and industrial products.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 12.   Segment Information (continued)
The following table sets forth information about the Company's segments, including a reconciliation of adjusted EBITDA to net income. Segment financial information for the three and nine months ended June 30, 2018 has been revised to present the prior period information on a comparable basis.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Sales:
SGK Brand Solutions	$181,930	$202,976	$557,881	$601,794
Memorialization	158,217	161,979	474,279	475,557
Industrial Technologies	39,147	46,666	112,711	117,785
Consolidated Sales	$379,294	$411,621	$1,144,871	$1,195,136

Adjusted EBITDA:
SGK Brand Solutions	$29,891	$37,003	$86,612	$102,954
Memorialization	36,075	39,677	101,361	107,598
Industrial Technologies	7,278	8,241	15,665	16,809
Corporate and Non-Operating	(14,290)	(15,709)	(42,015)	(49,198)
Total Adjusted EBITDA	$58,954	$69,212	$161,623	$178,163

Acquisition costs (1)**	(2,980)	(3,519)	(8,386)	(9,309)
ERP integration costs (2)**	(2,355)	(2,710)	(6,337)	(8,278)
Strategic initiatives and other charges (3)**	(1,037)	(647)	(3,149)	(2,862)
Loss on divestiture (4)	—	—	(4,465)	—
Joint Venture depreciation, amortization and interest expense (5)	(866)	—	(866)	—
Stock-based compensation	(1,156)	(2,399)	(6,169)	(10,531)
Non-service pension and postretirement expense (6)	(951)	(1,426)	(2,852)	(4,276)
Depreciation and amortization *	(20,483)	(20,066)	(60,759)	(57,052)
Interest expense	(10,508)	(9,719)	(31,068)	(26,782)
Net loss attributable to noncontrolling interests	(205)	(69)	(541)	(201)
Income before income taxes	18,413	28,657	37,031	58,872
Income tax (provision) benefit	(3,989)	(4,312)	(4,429)	18,703
Net income	$14,424	$24,345	$32,602	$77,575

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
(5) Represents the Company's portion of depreciation, intangible amortization and interest expense incurred by non-consolidated subsidiaries accounted for as equity-method investments within the Memorialization segment.

(6) Non-service pension and postretirement expense includes interest cost, expected return on plan assets and amortization of actuarial gains and losses. These benefit cost components are excluded from adjusted EBITDA since they are primarily influenced by external market conditions that impact investment returns and interest (discount) rates. The service cost and prior service cost components of pension and postretirement expense are included in the calculation of adjusted EBITDA, since they are considered to be a better reflection of the ongoing service-related costs of providing these benefits. Please note that GAAP pension and postretirement expense or the adjustment above are not necessarily indicative of the current or future cash flow requirements related to these employee benefit plans.

* Depreciation and amortization was $12,757 and $11,718 for the SGK Brand Solutions segment, $4,840 and $5,463 for the Memorialization segment, $1,545 and $1,554 for the Industrial Technologies segment, and $1,341 and $1,331 for Corporate and Non-Operating, for the three months ended June 30, 2019 and 2018, respectively. Depreciation and amortization was $37,364 and $34,550 for the SGK Brand Solutions segment, $14,898 and $14,777 for the Memorialization segment, $4,630 and $4,156 for the Industrial Technologies segment, and $3,867 and $3,569 for Corporate and Non-Operating, for the nine months ended June 30, 2019 and 2018, respectively.
** Acquisition costs, ERP integration costs, and strategic initiatives and other charges were $449 and $2,299 for the SGK Brand Solutions segment and $5,923 and $4,108 for Corporate and Non-Operating, for the three months ended June 30, 2019 and 2018, respectively. Acquisition costs, ERP integration costs, and strategic initiatives and other charges were $467 for the Memorialization segment and $2 for the Industrial Technologies segment for the three months ended June 30, 2018. Acquisition costs, ERP integration costs, and strategic initiatives and other charges were $3,858 and $5,484 for the SGK Brand Solutions segment and $14,014 and $12,979 for Corporate and Non-Operating, for the nine months ended June 30, 2019 and 2018, respectively. Acquisition costs, ERP integration costs, and strategic initiatives and other charges were $1,397 for the Memorialization segment and $589 for the Industrial Technologies segment for the nine months ended June 30, 2018.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 13.   Acquisitions and Divestitures

Fiscal 2019:

On November 1, 2018 the Company acquired 80% ownership of Frost Converting Systems, Inc. (“Frost”) for a purchase price of approximately $7,183 (net of cash acquired and holdback amounts, subject to working capital adjustments). Frost is a leading global supplier of high-performance rotary dies for embossing, creasing and cutting of paperboard packaging and is included in the Company's SGK Brand Solutions segment. The preliminary purchase price allocation related to the Frost acquisition is not finalized as of June 30, 2019, and is subject to changes as the Company obtains additional information related to fixed assets, intangible assets, and other assets and liabilities.

During the first quarter of fiscal 2019, the Company completed the sale of a 51% ownership interest in a small Memorialization business. Net proceeds from this sale totaled approximately $8,254, and the transaction resulted in the recognition of a $4,465 loss, which is included as a component of administrative expenses for the nine months ended June 30, 2019. Immediately following the transaction, the Company retained a non-controlling interest in this business, which will be accounted for as an equity-method investment.

During fiscal 2019, the Company completed a small acquisition in the Memorialization segment for a purchase price of $3,094 (net of cash acquired and holdback amounts, subject to working capital adjustments). The preliminary purchase price allocation is not finalized as of June 30, 2019 and is subject to changes as the Company obtains additional information related to fixed assets, intangible assets, and other assets and liabilities.

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

During fiscal 2018, the Company completed several additional smaller acquisitions for an aggregate purchase price of $39,465 (net of cash acquired and holdback amounts, subject to working capital adjustments). These additional acquisitions strengthen the Company's operations across the SGK Brand Solutions and Memorialization segments. The Company finalized the allocation of purchase price related to certain of these acquisitions in the fourth quarter of fiscal 2018, resulting in an immaterial adjustment to certain working capital amounts. The Company finalized the allocation of the purchase price related to the remaining acquisitions in the third quarter of 2019, resulting in an immaterial adjustment to certain working capital accounts.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 14.   Goodwill and Other Intangible Assets

A summary of the carrying amount of goodwill attributable to each segment as well as the changes in such amounts are as follows:

	SGK Brand Solutions	Memorialization	Industrial Technologies	Consolidated

Goodwill	$491,070	$376,550	$92,026	$959,646
Accumulated impairment losses	(5,752)	(5,000)	—	(10,752)
Balance at September 30, 2018	485,318	371,550	92,026	948,894

Additions during period	1,506	3,592	—	5,098
Divestiture during period	—	(14,970)	—	$(14,970)
Translation and other adjustments	(4,319)	623	(219)	(3,915)
Goodwill	$488,257	$365,795	$91,807	$945,859
Accumulated impairment losses	(5,752)	(5,000)	—	(10,752)
Balance at June 30, 2019	$482,505	$360,795	$91,807	$935,107

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
The following tables summarize the carrying amounts and related accumulated amortization for intangible assets as of June 30, 2019 and September 30, 2018, respectively.

	Carrying Amount	Accumulated Amortization		Net
June 30, 2019
Trade names	$33,547	$—	*	$33,547
Trade names	145,795	(11,696)		134,099
Customer relationships	376,392	(130,550)		245,842
Copyrights/patents/other	20,706	(13,399)		7,307
	$576,440	$(155,645)		$420,795

September 30, 2018:
Trade names	$126,047	$—	*	$126,047
Trade names	53,523	(5,444)		48,079
Customer relationships	372,382	(110,760)		261,622
Copyrights/patents/other	20,848	(12,686)		8,162
*Not subject to amortization	$572,800	$(128,890)		$443,910

The net change in intangible assets during the nine months ended June 30, 2019 included the impact of foreign currency fluctuations during the period, additional amortization, additions related to the Frost acquisition, and reductions from the divestiture of a Memorialization business. During the second quarter of fiscal 2019, the Company reassessed certain of its trade names and converted them from indefinite-lived to definite-lived, and accordingly, these intangible assets are now subject to amortization.

Amortization expense on intangible assets was $9,543 and $8,334 for the three-month periods ended June 30, 2019 and 2018, respectively.  For the nine-month periods ended June 30, 2019 and 2018, amortization expense was $27,165 and $23,264, respectively. Amortization expense is estimated to be $9,705 for the remainder of fiscal 2019, $37,226 in 2020, $35,753 in 2021, $34,112 in 2022 and $32,504 in 2023.

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

RESULTS OF OPERATIONS:

The Company manages its businesses under three segments: SGK Brand Solutions, Memorialization and Industrial Technologies. The SGK Brand Solutions segment consists of brand management, pre-media services, printing plates and cylinders, engineered products, imaging services, digital asset management, merchandising display systems, and marketing and design services primarily for the consumer goods and retail industries. The Memorialization segment consists primarily of bronze and granite memorials and other memorialization products, caskets and cremation equipment primarily for the cemetery and funeral home industries. The Industrial Technologies segment includes marking and coding equipment and consumables, industrial automation products and order fulfillment systems for identifying, tracking, picking and conveying consumer and industrial products.

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

The following table sets forth the sales and adjusted EBITDA for the Company's three reporting segments for the three and nine-month periods ended June 30, 2019 and 2018. Segment financial information for the three and nine months ended June 30, 2018 has been revised to present the prior period information on a comparable basis. Refer to Note 12, "Segment Information" in Item 1 - "Financial Statements" for the Company's financial information by segment.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Sales:	(Dollar amounts in thousands)
SGK Brand Solutions	$181,930	$202,976	$557,881	$601,794
Memorialization	158,217	161,979	474,279	475,557
Industrial Technologies	39,147	46,666	112,711	117,785
Consolidated Sales	$379,294	$411,621	$1,144,871	$1,195,136

Adjusted EBITDA:
SGK Brand Solutions	$29,891	$37,003	$86,612	$102,954
Memorialization	36,075	39,677	101,361	107,598
Industrial Technologies	7,278	8,241	15,665	16,809
Corporate and Non-Operating	(14,290)	(15,709)	(42,015)	(49,198)
Total Adjusted EBITDA (1)	$58,954	$69,212	$161,623	$178,163
(1) Total Adjusted EBITDA is a non-GAAP financial measure. See the "Non-GAAP Financial Measures" section below.

Sales for the nine months ended June 30, 2019 were $1.14 billion, compared to $1.20 billion for the nine months ended June 30, 2018, representing a decrease of $50.3 million.  Changes in foreign currency rates were estimated to have an unfavorable impact of $27.1 million on fiscal 2019 consolidated sales compared to a year ago. The decrease in fiscal 2019 sales also reflected lower sales in the U.S. and U.K. for the SGK Brand Solutions segment, reduced sales of caskets and mausoleums for the Memorialization segment, and lower product identification and applied technologies sales for the Industrial Technologies segment. These decreases were partially offset by sales growth in the private label brand market, increased sales of surfaces and engineered products, and higher sales in Europe for the SGK Brand Solutions segment, higher sales of cremation and incineration equipment in the U.K. for the Memorialization segment, increased sales of warehouse automation systems for the Industrial Technologies segment, and benefits from recently completed acquisitions, net of divestitures (see "Acquisitions and Divestitures" below).

In the SGK Brand Solutions segment, sales for the first nine months of fiscal 2019 were $557.9 million, compared to $601.8 million for the first nine months of fiscal 2018.  Changes in foreign currency exchange rates had an unfavorable impact of $22.9 million on the segment's sales compared to the prior year. The decrease also resulted from lower sales in the U.S., reflecting a significant brand client electing to transition their work internally (approximately $19 million impact on sales), and lower sales in the U.K. These decreases were partially offset by sales growth in the private label brand market, increased sales of surfaces and engineered products, increased sales in Europe, and benefits from the recently completed acquisition of Frost Converting Systems, Inc. Memorialization segment sales for the first nine months of fiscal 2019 were $474.3 million, compared to $475.6 million for the first nine months of fiscal 2018.  The sales decrease resulted from lower sales of caskets (reflecting an estimated decline in U.S. casketed deaths), lower sales of mausoleums, the impact of unfavorable changes in foreign currencies against the U.S. dollar, and the divestiture of a small pet cremation business in fiscal 2019. These decreases were partially offset by increased sales of cremation and incineration equipment in the U.K., and benefits from the February 2018 acquisition of Star Granite and Bronze International, Inc. Changes in foreign currency exchange rates had an unfavorable impact of $2.3 million on the segment's sales compared to the prior year. Industrial Technologies segment sales were $112.7 million for the first nine months of fiscal 2019, compared to $117.8 million for the first nine months of fiscal 2018. The decrease reflected lower product identification and

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

applied technologies sales, partially offset by higher sales of warehouse automation systems, and benefits from the November 2017 acquisition of Compass Engineering Group, Inc. ("Compass Engineering"). Changes in foreign currency exchange rates also had an unfavorable impact of $1.9 million on the segment's sales compared to the prior year.

Gross profit for the nine months ended June 30, 2019 was $399.9 million, compared to $434.7 million for the same period a year ago.  Consolidated gross profit as a percent of sales was 34.9% and 36.4% for the first nine months of fiscal 2019 and fiscal 2018, respectively.  The decrease in gross profit primarily reflected lower sales, higher material costs, increased transportation costs, and unfavorable changes in foreign currency values against the U.S. dollar. These declines were partially offset by the benefits from recently completed acquisitions, and the realization of acquisition synergies and productivity improvements. Gross profit also included acquisition integration costs and other charges totaling $1.5 million and $1.3 million for the nine months ended June 30, 2019 and 2018, respectively.

Selling and administrative expenses for the nine months ended June 30, 2019 were $302.6 million, compared to $321.6 million for the first nine months of fiscal 2018.  Consolidated selling and administrative expenses, as a percent of sales, were 26.4% for the nine months ended June 30, 2019, compared to 26.9% for the same period last year.  The decrease in selling and administrative expenses primarily reflected benefits from ongoing cost reduction initiatives, including acquisition synergies, a reduction in performance-based compensation compared to fiscal 2018, and the impact of lower sales in fiscal 2019. These decreases were partially offset by additional expenses from recently completed acquisitions, and the recognition of a $4.5 million loss on the divestiture of a controlling interest in a pet cremation business. Selling and administrative expenses also included acquisition integration and related systems-integration costs, and other charges primarily in connection with cost reduction initiatives totaling $16.3 million in fiscal 2019, compared to $19.2 million in fiscal 2018. Intangible amortization for the nine months ended June 30, 2019 was $27.2 million, compared to $23.3 million for the nine months ended June 30, 2018. The increase in intangible amortization primarily reflected $1.5 million of incremental amortization related to recently completed acquisitions, and $3.1 million of incremental amortization resulting from the conversion of certain trade names from indefinite-lived to definite-lived during the second quarter of fiscal 2019.

Adjusted EBITDA was $161.6 million for the nine months ended June 30, 2019 and $178.2 million for the nine months ended June 30, 2018. Adjusted EBITDA for the SGK Brand Solutions segment was $86.6 million for the first nine months of fiscal 2019 compared to $103.0 million for the same period a year ago. The decrease in segment adjusted EBITDA primarily reflected the impact of lower sales in the U.S. and U.K., and the impact of unfavorable changes in foreign currencies against the U.S. dollar. Changes in foreign currency exchange rates had an unfavorable impact of $3.5 million on the segment's adjusted EBITDA compared to the prior year. These decreases in segment adjusted EBITDA were partially offset by growth in the private label brand market, and a reduction in performance-based compensation compared to fiscal 2018. Memorialization segment adjusted EBITDA was $101.4 million for the first nine months of fiscal 2019 compared to $107.6 million for the first nine months of fiscal 2018. The decrease in segment adjusted EBITDA reflected the impact of lower sales of caskets and mausoleums, and higher material and transportation costs. These decreases were partially offset by benefits from the acquisition of Star Granite, and the favorable impact of acquisition synergies and other productivity initiatives. Adjusted EBITDA for the Industrial Technologies segment for the nine months ended June 30, 2019 was $15.7 million, compared to $16.8 million for the same period a year ago. Industrial Technologies segment adjusted EBITDA reflected the impact of lower product identification and applied technologies sales, and higher investments in the segment's product development, partially offset by the impact of higher sales of warehouse automation systems and a reduction in performance-based compensation compared to fiscal 2018.

Investment income was $1.4 million for the nine months ended June 30, 2019, compared to $931,000 for the nine months ended June 30, 2018. The increase primarily reflected increases in the value of investments (primarily marketable securities) held in trust for certain of the Company's benefit plans.  Interest expense for the first nine months of fiscal 2019 was $31.1 million, compared to $26.8 million for the same period last year.  The increase in interest expense reflected an increase in average borrowing levels, primarily related to acquisitions, higher average interest rates in the current fiscal year, and incremental financing costs associated with the 5.25% Senior Notes (see "Liquidity and Capital Resources" below).  Other income (deductions), net, for the nine months ended June 30, 2019 represented a decrease in pre-tax income of $3.4 million, compared to a decrease in pre-tax income of $5.2 million for the same period last year.  Other income (deductions), net generally include banking-related fees and the impact of currency gains and losses on certain intercompany debt and foreign denominated cash balances.  Other income (deductions), net also includes the non-service components of pension and postretirement expense (see "Recently Issued Accounting Pronouncements" below), which totaled $2.9 million and $4.3 million for the nine months ended June 30, 2019 and 2018, respectively.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

Income tax provisions for the Company's interim periods are based on the effective income tax rate expected to be applicable for the full year. The Company's consolidated income taxes for the nine months ended June 30, 2019 were an expense of $4.4 million, compared to an income tax benefit of $18.7 million for the first nine months of fiscal 2018. The differences between the Company's fiscal 2019 nine month effective tax rate and the fiscal 2018 nine month effective tax rate primarily resulted from the implementation of the U.S. Tax Cuts and Jobs Act (the "Tax Act") during fiscal 2018. The Company’s fiscal 2019 nine month effective tax rate varied from the U.S. statutory tax rate of 21.0% primarily due to tax planning completed during the second quarter of fiscal 2019 that resulted in a discrete tax benefit. As of December 31, 2018, the Company completed its analysis of the impact of the Tax Act in accordance with U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 118 and the amounts are no longer considered provisional.

Net losses attributable to noncontrolling interests were $541,000 for the nine months ended June 30, 2019, compared to $201,000 for the same period a year ago.  The net losses attributable to noncontrolling interests primarily reflected losses in less than wholly-owned businesses.

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

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

The reconciliation of net income to adjusted EBITDA is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
	(Dollar amounts in thousands)
Net income	$14,424	$24,345	$32,602	$77,575
Income tax provision (benefit)	3,989	4,312	4,429	(18,703)
Income before income taxes	18,413	28,657	37,031	58,872
Net loss attributable to noncontrolling interests	205	69	541	201
Interest expense	10,508	9,719	31,068	26,782
Depreciation and amortization *	20,483	20,066	60,759	57,052
Acquisition costs (1)**	2,980	3,519	8,386	9,309
ERP integration costs (2)**	2,355	2,710	6,337	8,278
Strategic initiatives and other charges (3)**	1,037	647	3,149	2,862
Loss on divestiture (4)	—	—	4,465	—
Joint Venture depreciation, amortization and interest expense (5)	866	—	866	—
Stock-based compensation	1,156	2,399	6,169	10,531
Non-service pension and postretirement expense (6)	951	1,426	2,852	4,276
Total Adjusted EBITDA	$58,954	$69,212	$161,623	$178,163

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
(5) Represents the Company's portion of depreciation, intangible amortization and interest expense incurred by non-consolidated subsidiaries accounted for as equity-method investments within the Memorialization segment.

(6) Non-service pension and postretirement expense includes interest cost, expected return on plan assets and amortization of actuarial gains and losses. These benefit cost components are excluded from adjusted EBITDA since they are primarily influenced by external market conditions that impact investment returns and interest (discount) rates. The service cost and prior service cost components of pension and postretirement expense are included in the calculation of adjusted EBITDA, since they are considered to be a better reflection of the ongoing service-related costs of providing these benefits. Please note that GAAP pension and postretirement expense or the adjustment above are not necessarily indicative of the current or future cash flow requirements related to these employee benefit plans.

* Depreciation and amortization was $12.8 million and $11.7 million for the SGK Brand Solutions segment, $4.8 million and $5.5 million for the Memorialization segment, $1.5 million and $1.6 million for the Industrial Technologies segment, and $1.3 million and $1.3 million for Corporate and Non-Operating, for the three months ended June 30, 2019 and 2018, respectively. Depreciation and amortization was $37.4 million and $34.6 million for the SGK Brand Solutions segment, $14.9 million and $14.8 million for the Memorialization segment, $4.6 million and $4.2 million for the Industrial Technologies segment, and $3.9 million and $3.6 million for Corporate and Non-Operating, for the nine months ended June 30, 2019 and 2018, respectively.
** Acquisition costs, ERP integration costs, and strategic initiatives and other charges were $0.4 million and $2.3 million for the SGK Brand Solutions segment and $5.9 million and $4.1 million for Corporate and Non-Operating, for the three months ended June 30, 2019 and 2018, respectively. Acquisition costs, ERP integration costs, and strategic initiatives and other charges were $0.5 million for the Memorialization segment and $0.0 million for the Industrial Technologies segment for the three months ended June 30, 2018. Acquisition costs, ERP integration costs, and strategic initiatives and other charges were $3.9 million and $5.5 million for the SGK Brand Solutions segment and $14.0 million and $13.0 million for Corporate and Non-Operating, for the nine months ended June 30, 2019 and 2018, respectively. Acquisition costs, ERP integration costs, and strategic initiatives and other charges were $1.4 million for the Memorialization segment and $0.6 million for the Industrial Technologies segment for the nine months ended June 30, 2018.

LIQUIDITY AND CAPITAL RESOURCES:

Net cash provided by operating activities was $89.4 million for the first nine months of fiscal 2019, compared to $82.8 million for the first nine months of fiscal 2018.  Operating cash flow for both periods reflected net income adjusted for deferred taxes, depreciation, amortization, stock-based compensation expense, non-cash pension expense, and other non-cash adjustments. Net changes in working capital items, which reflected decreases in accounts receivable and accrued compensation, increases in inventory, and changes in other accounts (including increased amounts recognized in excess of billings for certain customer projects), resulted in a use of working capital of approximately $14.5 million in fiscal 2019. Net changes in working capital items, which reflected increases in inventory, decreases in accounts payable, and changes in other accounts, resulted in a use of working capital of approximately $5.9 million in fiscal 2018.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

Cash used in investing activities was $66.8 million for the nine months ended June 30, 2019, compared to $160.6 million for the nine months ended June 30, 2018.  Investing activities for the first nine months of fiscal 2019 primarily reflected capital expenditures of $32.0 million, acquisition payments (net of cash acquired or received from sellers) totaling $11.5 million, proceeds of $8.3 million from the divestiture of a controlling interest in a small pet cremation business, and additional investments made in non-consolidated subsidiaries of $33.1 million.  Investing activities for the first nine months of fiscal 2018 primarily reflected capital expenditures of $32.2 million, acquisition payments (net of cash acquired or received from sellers) totaling $120.0 million, and the purchase of an investment for $11.9 million.

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

Cash used in financing activities for the nine months ended June 30, 2019 was $30.2 million, primarily reflecting proceeds, net of repayments, on long-term debt of $16.4 million, treasury stock purchases of $21.8 million, dividends of $19.3 million to the Company's shareholders, and $3.4 million of holdback and contingent consideration payments related to a fiscal 2018 acquisition. Cash provided by financing activities for the nine months ended June 30, 2018 was $75.8 million, primarily reflecting proceeds, net of repayments, on long-term debt of $114.4 million, treasury stock purchases of $20.1 million, and dividends of $18.5 million to the Company's shareholders.

The Company has a domestic credit facility with a syndicate of financial institutions that includes a $900.0 million senior secured revolving credit facility and a $250.0 million senior secured amortizing term loan. A portion of the revolving credit facility (not to exceed $150.0 million) can be drawn in foreign currencies. The term loan requires scheduled principal payments of 5.0% of the outstanding principal in year one, 7.5% in year two, and 10.0% in years three through five, payable in quarterly installments.  Pursuant to the terms of the domestic credit facility agreement, principal payments may be made on the term loan prior to the scheduled due dates. The balance of the revolving credit facility and the term loan are due on the maturity date of April 26, 2021. Borrowings under both the revolving credit facility and the term loan bear interest at LIBOR (Euro LIBOR for balances drawn in Euros) plus a factor ranging from 0.75% to 2.00% (1.5% at June 30, 2019) based on the Company's secured leverage ratio.  The secured leverage ratio is defined as net secured indebtedness divided by EBITDA (earnings before interest, income taxes, depreciation and amortization) as defined within the domestic credit facility agreement.  The Company is required to pay an annual commitment fee ranging from 0.15% to 0.25% (based on the Company's leverage ratio) of the unused portion of the revolving credit facility.

The domestic credit facility requires the Company to maintain certain leverage and interest coverage ratios. A portion of the facility (not to exceed $35.0 million) is available for the issuance of trade and standby letters of credit. Outstanding U.S. dollar denominated borrowings on the revolving credit facility at June 30, 2019 and September 30, 2018 were $360.1 million and $319.5 million, respectively. During the third quarter of fiscal 2019, the Company borrowed €125.0 million on the revolving credit facility. Proceeds from the Euro denominated borrowing were used to make a principal payment of $140 million on the outstanding balance of the term loan. Outstanding Euro denominated borrowings on the revolving credit facility at June 30, 2019 were €125.0 million ($142.2 million). There were no Euro denominated borrowings on the revolving credit facility at September 30, 2018. Outstanding borrowings on the term loan at June 30, 2019 and September 30, 2018 were $53.5 million and $212.1 million, respectively. The weighted-average interest rate on outstanding borrowings for the domestic credit facility (including the effects of interest rate swaps and Euro denominated borrowings) at June 30, 2019 and June 30, 2018 was 2.75% and 2.82%, respectively.

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

The Company has a $115.0 million accounts receivable securitization facility (the "Securitization Facility") with certain financial institutions which matures on April 11, 2020 and the Company intends to extend this facility. Under the Securitization Facility, the Company and certain of its domestic subsidiaries sell, on a continuous basis without recourse, their trade receivables to Matthews Receivables Funding Corporation, LLC (“Matthews RFC”), a wholly-owned bankruptcy-remote subsidiary of the Company. Matthews RFC in turn assigns a collateral interest in these receivables to certain financial institutions, and then may borrow funds under the Securitization Facility. The Securitization Facility does not qualify for sale treatment. Accordingly, the trade receivables

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

and related debt obligations remain on the Company's Consolidated Balance Sheet. Borrowings under the Securitization Facility bear interest at LIBOR plus 0.75%. The Company is required to pay an annual commitment fee ranging from 0.25% to 0.35% of the unused portion of the Securitization Facility. Outstanding borrowings under the Securitization Facility at June 30, 2019 and September 30, 2018 were $98.9 million and $102.3 million, respectively. At June 30, 2019 and 2018, the interest rate on borrowings under this facility was 3.15% and 2.84%, respectively.

The following table presents information related to interest rate contracts entered into by the Company and designated as cash flow hedges (dollar amounts in thousands):

	June 30, 2019	September 30, 2018
Pay fixed swaps - notional amount	$300,000	$343,750
Net unrealized gain	$775	$11,309
Weighted-average maturity period (years)	2.2	2.7
Weighted-average received rate	2.40%	2.26%
Weighted-average pay rate	1.40%	1.37%

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

The fair value of the interest rate swaps reflected an unrealized gain, net of unrealized losses, of $775,000 ($585,000 after tax) at June 30, 2019 and an unrealized gain of $11.3 million ($8.5 million after tax) at September 30, 2018. The net unrealized gain is included in shareholders' equity as part of accumulated other comprehensive income (loss) ("AOCI").  Assuming market rates remain constant with the rates at June 30, 2019, a gain (net of tax) of approximately $452,000 included in AOCI is expected to be recognized in earnings over the next twelve months.

The Company, through certain of its European subsidiaries, has a credit facility with a European bank, which is guaranteed by Matthews.  The maximum amount of borrowing available under this facility is €35.0 million ($39.8 million).  The credit facility matures in December 2019 and the Company intends to extend this facility. Outstanding borrowings under the credit facility totaled €4.3 million ($4.9 million) and €2.8 million ($3.2 million) at June 30, 2019 and September 30, 2018, respectively. The weighted-average interest rate on outstanding borrowings under this facility at June 30, 2019 and 2018 was 1.25% and 1.75%, respectively.

The Company’s German subsidiary, Matthews Europe GmbH & Co. KG, has €15.0 million ($17.1 million) of senior unsecured notes with European banks.  The notes are guaranteed by Matthews and mature in November 2019.  A portion of the notes (€5.0 million) have a fixed interest rate of 1.40%, and the remainder bear interest at Euro LIBOR plus 1.40%.  The weighted-average interest rate on the notes at June 30, 2019 and 2018 was 1.40%.

Other debt totaled $2.9 million and $5.4 million at June 30, 2019 and September 30, 2018, respectively. The weighted-average interest rate on these outstanding borrowings was 5.81% and 3.08% at June 30, 2019 and 2018, respectively. The Company was in compliance with all of its debt covenants as of June 30, 2019.

The Company uses certain foreign currency debt instruments as net investment hedges of foreign operations. Currency losses of $1.0 million (net of income taxes of $325,000), which represent effective hedges of net investments, were reported as a component of AOCI within currency translation adjustment for the three and nine months ended June 30, 2019. The Company did not have any net investment hedges in the prior year.

In September 2014, a claim was filed by a customer seeking to draw upon a letter of credit issued by the Company of £8.6 million ($10.9 million at June 30, 2019) with respect to a performance guarantee on an environmental solutions project in Saudi Arabia. Management assessed the customer's demand to be without merit and initiated an action with the court in the United Kingdom (the "U.K. Court"). Pursuant to this action, an order was issued by the U.K. Court in January 2015 requiring that, upon receipt by the customer, the funds were to be remitted by the customer to the U.K. Court pending resolution of the dispute between the parties. As a result, the Company made payment on the draw to the financial institution for the letter of credit and the funds were ultimately received by the customer. The customer did not remit the funds to the U.K. Court as ordered. On June 14, 2016, the U.K Court ruled completely in favor of Matthews following a trial on the merits. However, the ongoing dispute involves litigation in multiple foreign jurisdictions because the contract between the parties includes a venue clause requiring the venue for any litigation to be

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

in the United Kingdom, while the enforcement of any final judgment is required to be executed in Saudi Arabia. The Company is currently pursuing a trial on the merits in Saudi Arabia which is scheduled to conclude in calendar year 2019. It is necessary to obtain an equivalent favorable ruling in the courts of Saudi Arabia to effectively enforce judgment and commence collection efforts. The Company remains confident regarding the pending trial on the merits in Saudi Arabia and expects to be in a position to enforce the judgment and initiate collection efforts following completion of that trial. However, as the customer has neither yet remitted the funds nor complied with the final, un-appealed orders of the U.K. Court, it is possible the resolution of this matter could have an unfavorable financial impact on Matthews’ results of operations.   The Company’s level of success in recovering funds from the customer will depend upon a number of factors including, a successful completion of the pending trial on the merits in Saudi Arabia, the availability of recoverable funds, and the subsequent level of cooperation from the Saudi Arabian government to enforce a potential judgment against the creditor. The Company has determined that resolution of this matter may take an extended period of time and therefore has classified the funded letter of credit within other assets on the Consolidated Balance Sheets as of June 30, 2019 and September 30, 2018. The Company will continue to assess the accounting and collectability related to this matter as facts and circumstances evolve.

The Company has a stock repurchase program.  Under the current authorization, the Company's Board of Directors has authorized the repurchase of a total of 5,000,000 shares of Matthews' common stock under the program, of which 852,618 shares remain available for repurchase as of June 30, 2019. The buy-back program is designed to increase shareholder value, enlarge the Company's holdings of its common stock, and add to earnings per share.  Repurchased shares may be retained in treasury, utilized for acquisitions, or reissued to employees or other purchasers, subject to the restrictions set forth in the Company's Restated Articles of Incorporation.

Consolidated working capital of the Company was $300.4 million at June 30, 2019, compared to $328.7 million at September 30, 2018.  Cash and cash equivalents were $33.6 million at June 30, 2019, compared to $41.6 million at September 30, 2018.  The Company's current ratio was 2.0 and 2.1 at June 30, 2019 and September 30, 2018, respectively.

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

At June 30, 2019, an accrual of approximately $1.6 million had been recorded for environmental remediation (of which $600,000 was classified in other current liabilities), related to the non-operating former manufacturing sites, representing management's best estimate of the probable and reasonably estimable costs of known remediation obligations for one of the Company's subsidiaries.  The accrual does not consider the effects of inflation and anticipated expenditures are not discounted to their present value.  Changes in the accrued environmental remediation obligation from the prior fiscal year reflect payments charged against the accrual. While final resolution of these contingencies could result in costs different than current accruals, management believes the ultimate outcome will not have a significant effect on the Company's consolidated results of operations or financial position.

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

The significant factors (excluding acquisitions) influencing sales growth in the SGK Brand Solutions segment are global economic conditions, brand innovation, the level of marketing spending by the Company's clients, and government regulation. Due to the global footprint of this segment, currency fluctuations can also be a significant factor. For the Memorialization segment, North America death rates, the cremation trend, and price realization impact sales growth for the Company's bronze and granite memorials, caskets and cremation-related products. For the Industrial Technologies segment, sales growth drivers include economic/industrial market conditions, new product development, and the e-commerce trend.

With respect to the remainder of fiscal 2019, the Company expects to continue to devote a significant level of effort to the integrations of recent acquisitions, and systems integration.  The costs associated with these integrations will impact the Company's operating results for fiscal 2019.  Consistent with its practice, the Company plans to identify these costs on a quarterly basis as incurred.

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

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

LONG-TERM CONTRACTUAL OBLIGATIONS AND COMMITMENTS:

The following table summarizes the Company's contractual obligations at June 30, 2019, and the effect such obligations are expected to have on its liquidity and cash flows in future periods.

	Payments due in fiscal year:
	Total	2019 Remainder	2020 to 2021	2022 to 2023	After 2023
Contractual Cash Obligations:	(Dollar amounts in thousands)
Revolving credit facilities	$507,151	$12,457	$494,694	$—	$—
Securitization Facility	98,850	—	98,850	—	—
Senior secured term loan	53,456	6,250	47,206	—	—
2025 Senior Notes	398,956	—	31,500	31,500	335,956
Notes payable to banks	17,253	190	17,063	—	—
Short-term borrowings	2,727	2,727	—	—	—
Capital lease obligations	4,403	242	1,019	698	2,444
Non-cancelable operating leases	85,699	7,542	41,957	21,091	15,109
Other	11,608	843	5,953	3,820	992

Total contractual cash obligations	$1,180,103	$30,251	$738,242	$57,109	$354,501

A significant portion of the loans included in the table above bear interest at variable rates.  At June 30, 2019, the weighted-average interest rate was 2.75% on the Company's domestic credit facility, 3.15% on the Company's Securitization Facility, 1.25% on the credit facility through the Company's European subsidiaries, 1.40% on notes issued by the Company's wholly-owned subsidiary, Matthews Europe GmbH & Co. KG, and 5.81% on other outstanding debt.

Benefit payments under the Company's principal retirement plan are made from plan assets, while benefit payments under the supplemental retirement plan and postretirement benefit plan are funded from the Company's operating cash.  The Company is not required to make any significant contributions to its principal retirement plan in fiscal 2019.  During the nine months ended June 30, 2019 contributions of $587,000 and $914,000 were made under the supplemental retirement plan and postretirement plan, respectively. The Company currently anticipates contributing an additional $270,000 and $161,000 under the supplemental retirement plan and postretirement plan, respectively, for the remainder of fiscal 2019.

Unrecognized tax benefits are positions taken, or expected to be taken, on an income tax return that may result in additional payments to tax authorities.  If a tax authority agrees with the tax position taken, or expected to be taken, or the applicable statute of limitations expires, then additional payments will not be necessary.  As of June 30, 2019, the Company had unrecognized tax benefits, excluding penalties and interest, of approximately $14.5 million.  The timing of potential future payments related to the unrecognized tax benefits is not presently determinable. The Company believes that its current liquidity sources, combined with its operating cash flow and borrowing capacity, will be sufficient to meet its capital needs for the foreseeable future.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

Refer to Note 2, "Basis of Presentation" in Item 1 - "Financial Statements," for further details on recently issued accounting pronouncements.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk:

There have been no material changes in the Company’s market risk during the three and nine months ended June 30, 2019. For additional information see Item 7A - "Quantitative and Qualitative Disclosures About Market Risk" in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2018.

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

Management, under the supervision and with the participation of our Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures in effect as of June 30, 2019. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2019, the Company's disclosure controls and procedures were effective to provide reasonable assurance that material information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, and that such information is recorded, summarized and properly reported within the appropriate time period, relating to the Company and its consolidated subsidiaries, required to be included in the Exchange Act reports, including this Quarterly Report on Form 10-Q.

There have been no changes in the Company's internal controls over financial reporting that occurred during the fiscal quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchase Plan

The Company has a stock repurchase program.  The buy-back program is designed to increase shareholder value, enlarge the Company's holdings of its common stock, and add to earnings per share.  Repurchased shares may be retained in treasury, utilized for acquisitions, or reissued to employees or other purchasers, subject to the restrictions of the Company's Restated Articles of Incorporation.  Under the current authorization, the Company's Board of Directors had authorized the repurchase of a total of 5,000,000 shares of Matthews' common stock under the program, of which 852,618 shares remain available for repurchase as of June 30, 2019.

The following table shows the monthly fiscal 2019 stock repurchase activity:

Period	Total number of shares purchased	Weighted-average price paid per share	Total number of shares purchased as part of a publicly announced plan	Maximum number of shares that may yet be purchased under the plan
October 2018	332	$51.88	332	1,421,950
November 2018	141,722	42.18	141,722	1,280,228
December 2018	44,363	39.63	44,363	1,235,865
January 2019	14,135	40.93	14,135	1,221,730
February 2019	78,708	39.09	78,708	1,143,022
March 2019	50,249	37.36	50,249	1,092,773
April 2019	18,323	36.62	18,323	1,074,450
May 2019	167,000	35.80	167,000	907,450
June 2019	54,832	34.29	54,832	852,618
Total	569,664	$38.29	569,664

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Not Applicable.

Item 6. Exhibits and Reports on Form 8‑K

(a)	Exhibits

	Exhibit No.	Description	Method of Filing

	31.1	Certification of Principal Executive Officer for Joseph C. Bartolacci	Filed herewith
	31.2	Certification of Principal Financial Officer for Steven F. Nicola	Filed herewith
	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Joseph C. Bartolacci	Furnished herewith
	32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Steven F. Nicola	Furnished herewith
	101.INS	XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed herewith
	101.SCH	XBRL Taxonomy Extension Schema	Filed herewith
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith
	101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith
	101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith
	101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATTHEWS INTERNATIONAL CORPORATION
(Registrant)

Date:	August 2, 2019	By: /s/ Joseph C. Bartolacci
Joseph C. Bartolacci, President
and Chief Executive Officer

Date:	August 2, 2019	By: /s/ Steven F. Nicola
Steven F. Nicola, Chief Financial Officer
and Secretary