Form 10-K
period 2019-09-30
MATTHEWS INTERNATIONAL CORP
filed 2019-11-22
CIK 63296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
__________________________________________________________________________________________________________________________
FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended September 30, 2019
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
 Yes ☐                No ☒
The aggregate market value of the Class A Common Stock held by non-affiliates of the registrant, based upon the closing sale price of the Class A Common Stock on the Nasdaq Global Select Market on March 31, 2019, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $1.1 billion.
As of October 31, 2019, shares of common stock outstanding were: Class A Common Stock 31,339,703 shares.
Documents incorporated by reference: Specified portions of the Proxy Statement for the 2020 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

PART I

CAUTIONARY STATEMENTS REGARDING FORWARD LOOKING STATEMENTS AND NON-GAAP FINANCIAL MEASURES:

Any forward-looking statements contained in this Annual Report on Form 10-K (including, but not limited to, those contained in Item 1, "Business," Item 1A, "Risk Factors" and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations") are included in this report pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements involve known and unknown risks and uncertainties that may cause the actual results of Matthews International Corporation ("Matthews" or the "Company") in future periods to be materially different from management's expectations.  Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove correct.  In addition to the risk factors previously disclosed and those discussed elsewhere in this Annual Report on Form 10-K, factors that could cause the Company's results to differ materially from the results discussed in such forward-looking statements principally include changes in domestic or international economic conditions, changes in foreign currency exchange rates, changes in the cost of materials used in the manufacture of the Company's products, changes in mortality and cremation rates, changes in product demand or pricing as a result of consolidation in the industries in which the Company operates, changes in product demand or pricing as a result of domestic or international competitive pressures, ability to achieve cost-reduction objectives, unknown risks in connection with the Company's acquisitions, cybersecurity concerns, effectiveness of the Company's internal controls, compliance with domestic and foreign laws and regulations, technological factors beyond the Company's control, and other factors described in Item 1A, "Risk Factors" in this Form 10-K.  In addition, although the Company does not have any customers that would be considered individually significant to consolidated sales, changes in the distribution of the Company's products or the potential loss of one or more of the Company's larger customers are also considered risk factors. Matthews cautions that the foregoing list of important factors is not all inclusive. Readers are also cautioned not to place undue reliance on any forward looking statements, which reflect management's analysis only as of the date of this report, even if subsequently made available by Matthews on its website or otherwise. Matthews does not undertake to update any forward looking statement, whether written or oral, that may be made from time to time by or on behalf of Matthews to reflect events or circumstances occurring after the date of this report.

Included in this report are measures of financial performance that are not defined by generally accepted accounting principles in the United States ("GAAP"). These non-GAAP financial measures assist management in comparing the Company's performance on a consistent basis for purposes of business decision-making by removing the impact of certain items that management believes do not directly reflect the Company's core operations. Refer to "Non-GAAP Financial Measures" in Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 1.  BUSINESS.

Matthews, founded in 1850 and incorporated in Pennsylvania in 1902, is a global provider of brand solutions, memorialization products and industrial technologies.  Brand solutions consists of brand management, pre-media services, printing plates and cylinders, engineered products, imaging services, digital asset management, merchandising display systems, and marketing and design services primarily for the consumer goods and retail industries. Memorialization products consist primarily of bronze and granite memorials and other memorialization products, caskets and cremation equipment primarily for the cemetery and funeral home industries. Industrial technologies include marking and coding equipment and consumables, industrial automation products and order fulfillment systems for identifying, tracking, picking and conveying consumer and industrial products.

At October 31, 2019, the Company and its majority-owned subsidiaries had approximately 11,000 employees. The Company's principal executive offices are located at Two NorthShore Center, Pittsburgh, Pennsylvania 15212, its telephone number is (412) 442-8200 and its website is www.matw.com.  The Company files or furnishes all required reports with the Securities and Exchange Commission ("SEC") in accordance with the Exchange Act.  The Company's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and amendments to those reports are available free of charge on the Company's website as soon as reasonably practicable after being filed or furnished to the SEC. The Company's reports filed or furnished with the SEC, including exhibits attached to such reports, are also available on the SEC's website at www.sec.gov.

ITEM 1.        BUSINESS, (continued)

The Company manages its business under three reporting segments, SGK Brand Solutions, Memorialization, and Industrial Technologies. The following table sets forth reported sales for the Company's business segments for the past three fiscal years.  Detailed financial information relating to business segments and to domestic and international operations is presented in Note 19, "Segment Information" in Item 8 - "Financial Statements and Supplemental Data."

	Years Ended September 30,
	2019	2018	2017
	(Amounts in thousands)
Sales to external customers:
SGK Brand Solutions	$743,869	$805,274	$770,181
Memorialization	636,892	631,392	615,882
Industrial Technologies	156,515	165,914	129,545
Consolidated Sales	$1,537,276	$1,602,580	$1,515,608

In fiscal 2019, approximately 68% of the Company's sales were made from North America, 28% were made from Europe, 3% were made from Asia, and 1% were made from other regions. For further information on segments, see Note 19, "Segment Information" in Item 8 - "Financial Statements and Supplementary Data" on page 69 of this Report. Products and services of the SGK Brand Solutions segment are sold throughout the world, with principal locations in North America, Europe and Asia.  Memorialization segment products are sold throughout the world, with the segment's principal operations located in North America, Europe, and Australia.  The Industrial Technologies segment sells equipment and consumables directly to industrial consumers and distributors in North America and internationally through the Company's subsidiaries in Sweden, Germany and China, and other foreign distributors.  Matthews owns a minority interest in Industrial Technologies product distributors in Asia, Australia and Europe.

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

The SGK Brand Solutions segment’s principal clients are global, multinational and regional companies in highly-regulated industries such as food and beverage, pharmaceutical and healthcare, beauty and cosmetics, and alcohol and tobacco. The segment also serves clients in a diverse range of sectors which includes leaders in home improvement, personal care, technology and electronics, snack food and confections, telecommunications, and apparel, as well as a diverse range of shopping formats which include: big-box stores, department stores, specialty stores, grocery stores, pharmacy chains, and online retailers. These large, well-known companies represent a variety of brands across the market place covering both national and private label brands with numerous packaging and marketing requirements. The segment also includes global packaging industry converters as clients to which it supplies printing tools and files.

ITEM 1.        BUSINESS, (continued)

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

ITEM 1.        BUSINESS, (continued)

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

The segment also provides cremation systems, crematory management, and cremation service and supplies to the pet and human sector, and standard and specialized incineration systems, including abated filtration systems to satisfy strict environmental requirements.  The primary market areas for these products and services are North America and Europe, although the segment also sells into Latin America and the Caribbean, Australia, the Middle East and Asia.

Cremation systems include flame-based systems for cremation of humans and pets, as well as equipment for processing the cremated remains and other related equipment (ventilated work stations, tables, cooler racks, vacuums).  The principal markets for these products are funeral homes, cemeteries, crematories, pet crematories, animal disposers and veterinarians. These products primarily are marketed directly by segment personnel.  Human crematory management/operations represent the actual operation and management of client-owned crematories.  Currently the segment provides these services primarily to municipalities and private operators in the United States and Europe.  Cremation service and supplies consist of operator training, preventative maintenance and on-demand service work performed on various makes and models of equipment. This work can be as simple as replacing defective bulbs or as complex as complete reconstruction and upgrading or retro-fitting on site. Supplies are consumable items and replacement parts associated with normal crematory operations.

Waste incineration systems encompass both batch load and continuous feed, static and rotary systems for incineration of all waste types, as well as equipment for in-loading waste, out-loading ash and energy recovery. The principal markets for these products are animal and medical waste disposal, oil and gas "work camp" wastes, industrial wastes and bio-mass generators.  Environmental and energy systems include emissions filtration units, waste heat recovery equipment, waste gas treatment products, as well as energy recovery. The segment also provides commissioning, training and user support for customers of incineration systems.  The principal markets are municipalities or public/state agencies, the cremation industry and other industries which utilize incinerators for waste reduction and energy production.

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

Industrial Technologies:

The Industrial Technologies segment designs, manufactures and distributes a wide range of marking and coding equipment and consumables, industrial automation solutions, and warehouse automation systems.  Manufacturers, suppliers and distributors worldwide rely on Matthews' integrated systems to identify, track and pick their products.

Marking systems range from stand-alone marking products to complex ink-jet printing systems that integrate into a customer's production process.  The Company manufactures and markets products and systems that employ different marking technologies, including laser and ink-jet printing.  These technologies apply product information required for identification and traceability, as well as to facilitate inventory and quality control, regulatory compliance and brand name communication.

Warehouse automation systems complement the tracking and distribution of a customer's products with automated order fulfillment technologies, autonomous mobile robotics, and controls for material handling systems.  Material handling customers include some of the largest retail, eCommerce, and automated assembly companies in the United States.  The Company also engineers innovative, custom solutions to address specific customer requirements in a variety of industries, including oil field services and security scanning.

A significant portion of the revenue of the Industrial Technologies segment is attributable to the sale of consumables and replacement parts required by the marking, coding and tracking products sold by Matthews.  The Company develops inks exclusively for the use with its marking equipment which is critical to ensure ongoing equipment reliability and mark quality.

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

ITEM 1.        BUSINESS, (continued)

A portion of this segment's sales are outside the United States, with distribution sourced through the Company's subsidiaries in Sweden, Germany and China in addition to other international distributors.  The Company owns a minority interest in distributors in Asia, Australia and Europe.

Major raw materials for this segment's products include precision components, electronics, printing components and chemicals, all of which are presently available in adequate supply from various sources.

Competitors in the marking and fulfillment systems industries are diverse, with some companies offering limited product lines for well-defined specialty markets, while others operate similarly to the Company, offering a broad product line and competing in multiple product markets and countries.  Competitive differentiation for marking and fulfillment systems products is based on product performance, ease of integration into the manufacturing and/or distribution process, service and price.  The Company typically competes with specialty companies in specific brand marking solutions and traceability applications.  The Company believes that, in general, its Industrial Technologies segment offers one of the broadest lines of products to address a wide variety of marking, coding and industrial automation applications.

PATENTS, TRADEMARKS AND LICENSES:

The Company holds a number of trademarks and in excess of 100 domestic and foreign patents for its products and related technologies.  However, the Company believes the loss of any individual or a significant number of patents or trademarks would not have a material impact on consolidated operations or revenues.

BACKLOG:

Because the nature of the Company's SGK Brand Solutions, Memorialization and Industrial Technologies businesses are primarily custom products made to order and services with short lead times, backlogs are not generally material except for rotogravure engineering projects in the SGK Brand Solutions segment, mausoleums and cremation equipment in the Memorialization segment and industrial automation and order fulfillment systems in the Industrial Technologies segment.  Backlogs vary in a range of approximately six to twelve months of sales for rotogravure engineering projects and mausoleums. Cremation equipment sales backlogs vary in a range of eight to ten months of sales.  Backlogs for Industrial Technologies segment sales generally vary in a range of up to four weeks for standard products and eighteen weeks for custom systems.  The Company's current backlog is expected to be substantially filled in fiscal 2020.

REGULATORY MATTERS:

The Company's operations are subject to various federal, state and local laws and regulations relating to the protection of the environment. The Company is party to various environmental matters which include obligations to investigate and mitigate the effects on the environment of certain materials at various operating and non-operating sites.  The Company is currently performing environmental assessments and remediation at these sites, as appropriate. Refer to Note 17, "Environmental Matters" in Item 8 - "Financial Statements and Supplementary Data," for further details.

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

Foreign Operations.  The Company conducts business in more than 25 countries around the world, and in fiscal 2019 approximately 35% of the Company's sales to external customers were to customers outside the United States. In addition, the Company's manufacturing operations, suppliers and employees are located in many places around the world.  As such, the Company's future success depends in part on its ability to grow sales in non-U.S. markets. Sales and operations outside of the United States are subject to certain inherent risks, including fluctuations in the value of the U.S. dollar relative to foreign currencies, global economic uncertainties, tariffs, quotas, taxes and other market barriers, political and economic instability, restrictions on the export or import of technology, potentially limited intellectual property protection, difficulties in staffing and managing international operations, potentially adverse tax consequences, and required compliance with non-U.S. laws and regulations.

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

ITEM 1A.    RISK FACTORS, (continued)

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

Risks in Connection with Acquisitions.  The Company has grown, in part, through acquisitions, and continues to evaluate acquisition opportunities that have the potential to support and strengthen its businesses.  There is no assurance however that future acquisition opportunities will arise, or that if they do, that they will be consummated.  In addition, acquisitions involve inherent risks that the businesses acquired will not perform in accordance with expectations, or that synergies expected from the integration of the acquisitions will not be achieved as rapidly as expected, if at all. Failure to effectively integrate acquired businesses could prevent the realization of expected rates of return on the acquisition investment, including the achievement of cost-reduction objectives, and could have a negative effect on the Company's results of operations and financial condition.

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

ITEM 1A.    RISK FACTORS, (continued)

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

ITEM 1A.    RISK FACTORS, (continued)

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2.        PROPERTIES, (continued)

ITEM 2.  PROPERTIES.

Principal properties of the Company and its majority-owned subsidiaries as of October 31, 2019 were as follows (properties are owned by the Company except as noted):

Location	Description of Property

SGK Brand Solutions:
Antwerp, Belgium	Manufacturing
Battle Creek, MI	Operating facility	(1)
Burlington, NC	Manufacturing	(1)
Chennai, India	Operating facility	(1)
Chicago, IL	Operating facilities	(1)
Cincinnati, OH	Operating facility	(1)
Cleckheaton, England	Operating facility	(1)
Dachnow, Poland	Manufacturing	(1)
Gateshead, England	Operating facility	(1)
East Butler, PA	Manufacturing
Goslar, Germany	Manufacturing	(1)
Grenzach-Wyhlen, Germany	Manufacturing
Istanbul, Turkey	Manufacturing	(1)
Izmir, Turkey	Manufacturing
Jülich, Germany	Manufacturing
Manchester, England	Manufacturing	(1)
Marietta, GA	Manufacturing
Minneapolis, MN	Operating facility
Mississauga, Canada	Operating facility	(1)
Mönchengladbach, Germany	Manufacturing
Mönchengladbach, Germany	Manufacturing	(1)
Munich, Germany	Manufacturing	(1)
New Berlin, WI	Manufacturing	(1)
Novgorod, Russia	Manufacturing
Nuremberg, Germany	Manufacturing	(1)
Penang, Malaysia	Operating facility
Portland, OR	Operating facility	(1)
Queretaro, Mexico	Operating facility
Redmond, WA	Operating facility	(1)
St. Louis, MO	Manufacturing
San Francisco, CA	Operating facility	(1)
Shanghai, China	Operating facility	(1)
Shenzhen, China	Operating facility	(1)
Tarnowo Podgorne, Poland	Manufacturing	(1)
Tualatin, OR	Manufacturing	(1)
Vreden, Germany	Manufacturing
Vreden, Germany	Manufacturing
Vreden, Germany	Operating facility
Wilsonville, OR	Operating facility	(1)

ITEM 2.        PROPERTIES, (continued)

Location	Description of Property

Memorialization (2):
Pittsburgh, PA	Manufacturing / Division Offices
Pittsburgh, PA	Division Offices	(1)
Apopka, FL	Manufacturing / Division Offices
Aurora, IN	Manufacturing
Colorno, Italy	Manufacturing	(1)
Dallas, TX	Distribution Hub	(1)
Dandenong, Australia	Manufacturing	(1)
Dewy Rose, GA	Manufacturing	(1)
Elberton, GA	Manufacturing
Elberton, GA	Manufacturing
Fontana, CA	Distribution Hub	(1)
Harrisburg, PA	Distribution Hub	(1)
Hyde, England	Manufacturing	(1)
Indianapolis, IN	Distribution Hub	(1)
Kingwood, WV	Manufacturing
Monterrey, Mexico	Manufacturing	(1)
Richmond, IN	Manufacturing	(1)
Richmond, IN	Manufacturing
Searcy, AR	Manufacturing
Stone Mountain, GA	Distribution Hub	(1)
Udine, Italy	Manufacturing	(1)
Vestone, Italy	Manufacturing	(1)
West Point, MS	Distribution
Whittier, CA	Manufacturing	(1)
York, PA	Manufacturing

Industrial Technologies:
Pittsburgh, PA	Manufacturing / Division Offices
Cincinnati, OH	Manufacturing	(1)
Cincinnati, OH	Manufacturing / Distribution
Corvallis, OR	Manufacturing	(1)
Gothenburg, Sweden	Manufacturing / Distribution	(1)
Lima, Costa Rica	Manufacturing	(1)
Pewaukee, WI	Manufacturing	(1)
Tianjin City, China	Manufacturing	(1)
Wilsonville, OR	Manufacturing

Corporate and Administrative Offices:
Pittsburgh, PA	General Offices
Pittsburgh, PA	General Offices
Des Plaines, IL	General Offices

(1)	These properties are leased by the Company under operating lease arrangements.

(2)	In addition to the properties listed, the Memorialization segment leases warehouse facilities totaling approximately 1.0 million square feet in 37 states under operating leases.

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

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

OFFICERS AND EXECUTIVE MANAGEMENT OF THE REGISTRANT

The following information is furnished with respect to officers and executive management as of October 31, 2019:

Name	Age	Positions with Registrant
Joseph C. Bartolacci	59	President and Chief Executive Officer
Gregory S. Babe	62	Chief Technology Officer
Edward M. Brady	61	Chief Information Officer
Marcy L. Campbell	56	Senior Vice President, Human Resources
Brian J. Dunn	62	Executive Vice President, Strategy and Corporate Development
Steven D. Gackenbach	56	Group President, Memorialization
Paul C. Jensen	61	Division President, Industrial Technologies
Gary R. Kohl	56	President, SGK Brand Solutions
Robert M. Marsh	51	Vice President and Treasurer
Steven F. Nicola	59	Chief Financial Officer and Secretary
David A. Schawk	63	Group President, SGK Brand Solutions
Brian D. Walters	50	Senior Vice President and General Counsel

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

Steven F. Nicola was appointed Chief Financial Officer and Secretary effective December 2003.

David A. Schawk joined the Company in July 2014 as President, SGK Brand Solutions upon Matthews' acquisition of Schawk.  On November 1, 2019, Mr. Schawk retired from his role as President, SGK Brand Solutions.

Brian D. Walters was appointed Senior Vice President and General Counsel effective February 2018. Prior thereto, Mr. Walters served as Vice President and General Counsel since February 2009.

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information:

The authorized common stock of the Company consists of 70,000,000 shares of Class A Common Stock, $1.00 par value.  At September 30, 2019, 31,348,483 shares were outstanding.  The Company's Class A Common Stock is traded on the NASDAQ Global Select Market under the symbol "MATW".

The Company has a stock repurchase program.  The buy-back program is designed to increase shareholder value, enlarge the Company's holdings of its common stock, and add to earnings per share.  Repurchased shares may be retained in treasury, utilized for acquisitions, or reissued to employees or other purchasers, subject to the restrictions set forth in the Company's Restated Articles of Incorporation. Under the current authorization, the Company's Board of Directors has authorized the repurchase of a total of 5,000,000 shares of Matthews' common stock under the program, of which 712,312 shares remain available for repurchase as of September 30, 2019. All purchases of the Company's common stock during fiscal 2019 were part of this repurchase program.

The following table shows the monthly fiscal 2019 stock repurchase activity:

Period	Total number of shares purchased	Weighted-average price paid per share	Total number of shares purchased as part of a publicly announced plan	Maximum number of shares that may yet be purchased under the plan
October 2018	332	$51.88	332	1,421,950
November 2018	141,722	42.18	141,722	1,280,228
December 2018	44,363	39.63	44,363	1,235,865
January 2019	14,135	40.93	14,135	1,221,730
February 2019	78,708	39.09	78,708	1,143,022
March 2019	50,249	37.36	50,249	1,092,773
April 2019	18,323	36.62	18,323	1,074,450
May 2019	167,000	35.80	167,000	907,450
June 2019	54,832	34.29	54,832	852,618
July 2019	840	34.74	840	851,778
August 2019	104,344	31.15	104,344	747,434
September 2019	35,122	29.39	35,122	712,312
Total	709,970	$36.80	709,970

Holders:

Based on records available to the Company, the number of record holders of the Company's common stock was 582 at October 31, 2019.

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

COMPARISON OF FIVE-YEAR CUMULATIVE RETURN *
AMONG MATTHEWS INTERNATIONAL CORPORATION,
S&P 500 INDEX, S&P MIDCAP 400 INDEX AND S&P SMALLCAP 600 INDEX

*  Total return assumes dividend reinvestment

Note: Performance graph assumes $100 invested on October 1, 2014 in Matthews International Corporation Common Stock, Standard & Poor's (S&P) 500 Index, S&P MidCap 400 Index and S&P SmallCap 600 Index.  The results are not necessarily indicative of future performance.

ITEM 6.  SELECTED FINANCIAL DATA.

	Years Ended September 30,
	2019(1)	2018(2)	2017(3)	2016(4)	2015(5)
	(Amounts in thousands, except per share data) (Unaudited)
Net sales	$1,537,276	$1,602,580	$1,515,608	$1,480,464	$1,426,068

Operating profit (6)	10,303	138,557	121,376	127,228	110,700

Interest expense	40,962	37,427	26,371	24,344	20,610

Net (loss) income attributable to Matthews shareholders	$(37,988)	$107,371	$74,368	$66,749	$63,449

(Loss) earnings per common share:
Basic	$(1.21)	$3.39	$2.31	$2.04	$1.93
Diluted	(1.21)	3.37	2.28	2.03	1.91

Weighted-average common
shares outstanding:
Basic	31,416	31,674	32,240	32,642	32,939
Diluted	31,416	31,861	32,570	32,904	33,196

Cash dividends per share	$0.80	$0.76	$0.68	$0.60	$0.54

Total assets	$2,190,603	$2,357,744	$2,244,649	$2,091,041	$2,143,611
Long-term debt, non-current	898,194	929,342	881,602	844,807	891,217

(1)
Fiscal 2019 included net pre-tax charges of $114,768, primarily related to a goodwill write-down, losses from cost-method investments, losses on divestitures, acquisition-related costs, strategic cost-reduction initiatives, and net gains from the sale of buildings and vacant properties. Charges of $111,069 and $3,699 impacted operating profit and other deductions, respectively.

(2)
Fiscal 2018 included net pre-tax charges of $27,115 and income of $3,771, which impacted operating profit and other deductions, respectively. These pre-tax charges primarily consisted of acquisition-related costs, and strategic cost-reduction initiatives. The pre-tax income primarily consisted of gains recognized on the disposition of certain cost-method investments.

(3)
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

(4)
Fiscal 2016 included net pre-tax charges of $36,057 and income of $78, which impacted operating profit and other deductions, respectively. These amounts primarily consisted of acquisition-related costs and strategic cost-reduction initiatives.

(5)
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

(6)
Amounts were revised to reflect retrospective application for adoption of ASU No. 2017-07, "Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost" on October 1, 2018. As a result, operating income increased by $5,723, $8,773, $8,413, and $5,677 for fiscal years 2018, 2017, 2016, and 2015, respectively.

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

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS, (continued)

The following table sets forth sales and adjusted EBITDA for the Company's SGK Brand Solutions, Memorialization and Industrial Technologies segments for each of the last three fiscal years. The segment financial information for fiscal years 2018 and 2017 has been revised to present the prior period information on a comparable basis. Refer to Note 19, "Segment Information" in Item 8 - "Financial Statements and Supplemental Data" for the Company's financial information by segment.

	Years Ended September 30,
	2019	2018	2017
	(Dollars in thousands)
Sales to external customers:
SGK Brand Solutions	$743,869	$805,274	$770,181
Memorialization	636,892	631,392	615,882
Industrial Technologies	156,515	165,914	129,545
Consolidated Sales	$1,537,276	$1,602,580	$1,515,608

Adjusted EBITDA:
SGK Brand Solutions	$119,493	$150,233	$144,783
Memorialization	134,286	145,487	139,192
Industrial Technologies	24,082	25,864	18,481
Corporate and Non-Operating	(56,989)	(66,470)	(63,773)
Total Adjusted EBITDA(1)	$220,872	$255,114	$238,683
(1) Total Adjusted EBITDA is a non-GAAP financial measure. See the "Non-GAAP Financial Measures" section below.

Comparison of Fiscal 2019 and Fiscal 2018:

Sales for the year ended September 30, 2019 were $1.54 billion, compared to $1.60 billion for the year ended September 30, 2018, representing a decrease of $65.3 million.  Changes in foreign currency rates were estimated to have an unfavorable impact of $32.6 million on fiscal 2019 consolidated sales compared to a year ago. The decrease in fiscal 2019 sales also reflected lower sales in the U.S. and U.K. for the SGK Brand Solutions segment, reduced sales of caskets and mausoleums for the Memorialization segment, and lower product identification and applied technologies sales for the Industrial Technologies segment. These decreases were partially offset by sales growth in the private label brand market for the SGK Brand Solutions segment, higher sales of cremation and incineration equipment in the U.K. for the Memorialization segment, increased sales of warehouse automation systems for the Industrial Technologies segment, and benefits from recently completed acquisitions, net of divestitures (see "Acquisitions and Divestitures" below).

In the SGK Brand Solutions segment, sales for fiscal 2019 were $743.9 million, compared to $805.3 million in fiscal 2018.  Changes in foreign currency exchange rates had an unfavorable impact of $27.2 million on the segment's sales compared to the prior year. The decrease also resulted from lower sales in the U.S., reflecting a significant brand client electing to transition their work internally (approximately $24 million impact on sales), lower sales in the U.K, and reduced sales of surfaces and engineered products in Europe. These decreases were partially offset by sales growth in the private label brand market, increased brand sales in Europe, and benefits from the recently completed acquisition of Frost Converting Systems, Inc. Memorialization segment sales for fiscal 2019 were $636.9 million, compared to $631.4 million for fiscal 2018.  The sales increase reflected higher sales of memorial products, cremation and incineration equipment in the U.K., and benefits from the February 2018 acquisition of Star Granite and Bronze International, Inc. These increases were partially offset by lower sales of caskets (reflecting an estimated decline in U.S. casketed deaths), lower sales of mausoleums, the impact of unfavorable changes in foreign currencies against the U.S. dollar, and the divestiture of a small pet cremation business in fiscal 2019. Changes in foreign currency exchange rates had an unfavorable impact of $3.0 million on the segment's sales compared to the prior year. Industrial Technologies segment sales for fiscal 2019 were $156.5 million, compared to $165.9 million for fiscal 2018.  The decrease reflected lower product identification and applied technologies sales, partially offset by higher sales of warehouse automation systems, and benefits from the November 2017 acquisition of Compass Engineering Group, Inc. ("Compass Engineering"). Changes in foreign currency exchange rates also had an unfavorable impact of $2.3 million on the segment's sales compared to the prior year.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS, (continued)

Gross profit for the year ended September 30, 2019 was $542.5 million, compared to $584.2 million for fiscal 2018.  Consolidated gross profit as a percent of sales was 35.3% and 36.5% in fiscal 2019 and fiscal 2018, respectively. The decrease in gross profit primarily reflected lower sales, higher material costs, increased transportation costs, and unfavorable changes in foreign currency values against the U.S. dollar. These declines were partially offset by the benefits of recently completed acquisitions, and the realization of acquisition synergies and productivity improvements. Gross profit also included acquisition integration costs and other charges totaling $2.4 million and $3.0 million in fiscal 2019 and 2018, respectively.

Selling and administrative expenses for the year ended September 30, 2019 were $408.8 million, compared to $414.1 million for fiscal 2018.  Consolidated selling and administrative expenses as a percent of sales were 26.6% for fiscal 2019, compared to 25.8% in fiscal 2018.  The decrease in selling and administrative expenses primarily reflected benefits from ongoing cost reduction initiatives, including acquisition synergies, a reduction in performance-based compensation compared to fiscal 2018, the recognition of $7.3 million of net gains from the sale of buildings and vacant properties, and the impact of lower sales in fiscal 2019. These decreases were partially offset by additional expenses from recently completed acquisitions, and the recognition of $6.5 million of losses on divestitures within the Memorialization segment. Selling and administrative expenses also included acquisition integration and related systems-integration costs, and other charges primarily in connection with cost reduction initiatives totaling $30.5 million in fiscal 2019, compared to $24.1 million in fiscal 2018. Intangible amortization for the year ended September 30, 2019 was $45.8 million, compared to $31.6 million for fiscal 2018. The increase in intangible amortization primarily reflected $1.6 million of incremental amortization related to recently completed acquisitions, and $13.0 million of incremental amortization resulting from a reduction in useful lives for certain trade names that are being discontinued, as well as the impact of converting certain trade names from indefinite-lived to definite-lived. During the fourth quarter of fiscal 2019, the Company recorded a goodwill write-down of $77.6 million related to its Graphics Imaging reporting unit within the SGK Brand Solutions segment. Refer to Note 21, "Goodwill and Other Intangible Assets" in Item 8 - "Financial Statements and Supplementary Data" for further details.

Adjusted EBITDA for fiscal 2019 was $220.9 million, compared to $255.1 million for fiscal 2018.  Adjusted EBITDA for the SGK Brand Solutions segment for fiscal 2019 was $119.5 million, compared to $150.2 million for fiscal 2018.  The decrease in segment adjusted EBITDA primarily reflected the impact of lower sales, unfavorable margins in Europe, and the impact of unfavorable changes in foreign currencies against the U.S. dollar. Changes in foreign currency exchange rates had an unfavorable impact of $3.9 million on the segment's adjusted EBITDA compared to the prior year. These decreases in segment adjusted EBITDA were partially offset by growth in the private label brand market, improved mix for merchandising solutions, and a reduction in performance-based compensation compared to fiscal 2018. Memorialization segment adjusted EBITDA for fiscal 2019 was $134.3 million, compared to $145.5 million for fiscal 2018.  The decrease in segment adjusted EBITDA primarily reflected the impact of higher material and transportation costs. These decreases were partially offset by benefits from the acquisition of Star Granite, and the favorable impact of acquisition synergies and other productivity initiatives. Adjusted EBITDA for the Industrial Technologies segment for fiscal 2019 was $24.1 million, compared to $25.9 million in fiscal 2018. Industrial Technologies segment adjusted EBITDA reflected the impact of lower applied technologies sales, and higher investments in the segment's product development, partially offset by the impact of higher sales of warehouse automation systems and a reduction in performance-based compensation compared to fiscal 2018.

Investment income for the year ended September 30, 2019 was $1.5 million, compared to $1.6 million for the year ended September 30, 2018.  The decrease primarily reflected lower rates of return on investments (primarily marketable securities) held in trust for certain of the Company's benefit plans.  Interest expense for fiscal 2019 was $41.0 million, compared to $37.4 million in fiscal 2018.  The increase in interest expense reflected an increase in average borrowing levels, primarily related to acquisitions, higher average interest rates in the current fiscal year, and incremental financing costs associated with the 5.25% Senior Notes (see "Liquidity and Capital Resources" below). Other income (deductions), net for the year ended September 30, 2019 represented a decrease in pre-tax income of $8.9 million, compared to a decrease in pre-tax income of $4.7 million in fiscal 2018. Other income (deductions), net generally include banking-related fees and the impact of currency gains and losses on certain intercompany debt and foreign denominated cash balances.  Other income (deductions), net also includes the non-service components of pension and postretirement expenses (see "Recently Issued Accounting Pronouncements" below), which totaled $3.8 million and $5.7 million in fiscal years 2019 and 2018, respectively. Fiscal 2019 other income (deductions), net also included a $3.7 million loss from the write-down of a cost-method investment and related assets. Fiscal 2018 other income (deductions), net included $3.8 million of gains recognized in connection with the sale of certain cost-method investments.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS, (continued)

The Company's consolidated income taxes for the year ended September 30, 2019 were a charge of $806,000, compared to an income tax benefit of $9.1 million for fiscal 2018. The increase in the fiscal 2019 effective tax rate, compared to fiscal 2018, primarily reflected the fiscal 2018 U.S. deferred tax benefit from the U.S. Tax Cuts and Jobs Act (the “Act”) enactment. For 2019 the Company’s effective tax rate was unfavorable compared to the U.S. federal statutory rate primarily due to the 2019 goodwill write-down, the majority of which did not have an accompanying tax benefit. The 2019 effective tax rate benefited from research and development and foreign tax credits and the elimination, achieved through tax planning, of a taxable basis difference. Refer to Note 15, “Income Taxes” in Item 8 - “Financial Statements and Supplementary Data” for further details regarding income taxes.

Net losses attributable to noncontrolling interests were $901,000 in fiscal 2019, compared to $260,000 in fiscal 2018.  The net losses attributable to noncontrolling interests primarily reflected losses in less than wholly-owned businesses.

Comparison of Fiscal 2018 and Fiscal 2017:

Sales for the year ended September 30, 2018 were $1.60 billion, compared to $1.52 billion for the year ended September 30, 2017.  The increase in fiscal 2018 sales of $87.0 million principally reflected higher sales of marking products and fulfillment systems (Industrial Technologies), increased sales in the U.K., Europe, and Asia Pacific brand markets, benefits from acquisitions (see "Acquisitions" below for annual revenue information for significant acquisitions) and the favorable impact of changes in foreign currencies against the U.S. dollar. Changes in foreign currency rates were estimated to have a favorable impact of $26.9 million on fiscal 2018 consolidated sales compared to fiscal 2017. These increases were partially offset by slower brand market conditions in North America for the SGK Brand Solutions segment, and lower unit sales of memorials and caskets. Comparability was also impacted by a significant merchandising display project in fiscal 2017 in the SGK Brand Solutions segment.

In the SGK Brand Solutions segment, sales for fiscal 2018 were $805.3 million, compared to $770.2 million in fiscal 2017.  The increase in sales reflected sales growth in the U.K., Europe, and Asia Pacific markets, and benefits from acquisitions. Changes in foreign currency exchange rates also had a favorable impact of $22.8 million on the segment's sales compared to fiscal 2017. These increases were partially offset by slower brand market conditions in North America, lower sales of merchandising displays, and the divestiture of a small business in the U.K. Lower merchandising display sales reflected a large project (approximately $18.0 million) in fiscal 2017 that did not repeat in fiscal 2018. Memorialization segment sales for fiscal 2018 were $631.4 million compared to $615.9 million for fiscal 2017.  The sales increase reflected the benefits of acquisitions, partially offset by lower unit sales of memorials and caskets, consistent with an estimated decline in U.S. casketed deaths. Changes in foreign currency exchange rates also had a favorable impact of $2.8 million on the segment's sales compared to fiscal 2017. Industrial Technologies segment sales for fiscal 2018 were $165.9 million, compared to $129.5 million for fiscal 2017.  The increase reflected higher sales of marking products and fulfillment systems, and benefits from acquisitions. Changes in foreign currency exchange rates also had a favorable impact of $1.2 million on the segment's sales compared to fiscal 2017.

Gross profit for the year ended September 30, 2018 was $584.2 million, compared to $567.8 million for fiscal 2017.  Consolidated gross profit as a percent of sales was 36.5% and 37.5% in fiscal 2018 and fiscal 2017, respectively. The increase in gross profit primarily reflected the impact of higher sales, including recent acquisitions, the benefits of productivity initiatives, and realization of acquisition synergies. These increases were partially offset by higher material costs, particularly bronze and steel, and lower U.S. sales (excluding acquisitions) in the SGK Brand Solutions and Memorialization segments. Fiscal 2018 gross profit also included acquisition integration costs and other charges totaling $3.0 million. Fiscal 2017 gross profit included an expense of $2.0 million for the write-off of inventory step-up value related to fiscal 2017 acquisitions.

Selling and administrative expenses for the year ended September 30, 2018 were $414.1 million, compared to $423.1 million for fiscal 2017.  Consolidated selling and administrative expenses as a percent of sales were 25.8% for fiscal 2018, compared to 27.9% in fiscal 2017.  Selling and administrative expenses in fiscal 2018 included acquisition integration and related systems-integration costs, and other charges primarily in connection with cost reduction initiatives totaling $24.1 million, compared to $35.2 million in fiscal 2017. Selling and administrative expenses in fiscal 2018 also included benefits from cost reduction initiatives, including acquisition-integration synergies and a reduction in performance-based compensation compared to fiscal 2017. These benefits were partially offset by additional expenses in fiscal 2018 from recently completed acquisitions. Intangible amortization for the year ended September 30, 2018 was $31.6 million, compared to $23.3 million for fiscal 2017. The increase in intangible amortization primarily reflected $6.7 million of incremental amortization related to recently completed acquisitions.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS, (continued)

Adjusted EBITDA for fiscal 2018 was $255.1 million, compared to $238.7 million for fiscal 2017.  The SGK Brand Solutions segment adjusted EBITDA for fiscal 2018 was $150.2 million, compared to $144.8 million for fiscal 2017.  Fiscal 2018 adjusted EBITDA for the SGK Brand Solutions segment reflected benefits from recently completed acquisitions, reductions in performance-based compensation, and the favorable impact of changes in foreign currencies against the U.S. dollar of approximately $3.9 million. These improvements were partially offset by the impact of lower sales (excluding acquisitions) in North America. Memorialization segment adjusted EBITDA for fiscal 2018 was $145.5 million, compared to $139.2 million for fiscal 2017.  The increase in segment adjusted EBITDA reflected the benefits from recently completed acquisitions, and the favorable impact of acquisition synergies and other productivity initiatives. These increases were partially offset by higher material costs, and the impact of lower memorial and casket sales volume. Adjusted EBITDA for the Industrial Technologies segment for fiscal 2018 was $25.9 million, compared to $18.5 million in fiscal 2017. The increase in segment adjusted EBITDA reflected higher sales of marking products, fulfillment systems, and OEM solutions, and the benefits from recently completed acquisitions. These increases were partially offset by higher investments in the segment's product development.

Investment income for the year ended September 30, 2018 was $1.6 million, compared to $2.5 million for the year ended September 30, 2017.  The decrease reflected lower rates of return on investments held in trust for certain of the Company's benefit plans.  Interest expense for fiscal 2018 was $37.4 million, compared to $26.4 million in fiscal 2017.  The increase in interest expense reflected an increase in average borrowing levels, primarily related to acquisitions, higher average interest rates in fiscal 2018, and incremental financing costs associated with the 5.25% Senior Notes (see "Liquidity and Capital Resources" below). Other income (deductions), net, for the year ended September 30, 2018 represented a decrease in pre-tax income of $4.7 million, compared to a decrease in pre-tax income of $1.2 million in fiscal 2017. Other income and deductions generally include banking-related fees and the impact of currency gains and losses on certain intercompany debt and foreign denominated cash balances.  Other income (deductions), net also includes the non-service components of pension and post-retirement expense (see "Recently Issued Accounting Pronouncements" below), which totaled $5.7 million and $8.8 million in fiscal years 2018 and 2017, respectively. Fiscal 2018 other income and deductions also included $3.8 million of gains recognized in connection with the sale of certain cost-method investments. Fiscal 2017 other income and deductions included loss recoveries of $11.3 million related to the previously disclosed theft of funds by a former employee initially identified in fiscal 2015.

The Company's consolidated income taxes for the year ended September 30, 2018 were a benefit of $9.1 million, compared to income tax expense of $22.4 million for fiscal 2017. The difference between the Company's fiscal 2018 effective tax rate and the fiscal 2017 effective tax rate primarily resulted from the impacts of the U.S. Tax Cuts and Jobs Act which was enacted on December 22, 2017. The Act reduced the U.S. federal corporate tax rate from 35.0% to 21.0% effective January 1, 2018, which resulted in a blended U.S. statutory tax rate of 24.5% for the Company in fiscal 2018. The Act also required a one-time transition tax on earnings of certain foreign subsidiaries that were previously deferred, and created new taxes on certain foreign-sourced earnings. At September 30, 2018, the Company had not finalized its accounting for the tax effects of the Act; however, management had made a reasonable estimate of the effects on existing deferred tax balances and had recorded an estimated amount for its one-time transition tax. For the items for which the Company was able to determine a reasonable estimate, a provisional net tax benefit of $29.2 million was recognized, which was included entirely as a component of income tax benefit (provision) for the year ended September 30, 2018. The difference between the Company's fiscal 2018 effective tax rate and the blended U.S. federal statutory rate of 24.5% primarily reflected the re-measurement of U.S. deferred taxes and the benefit of credits and incentives, partially offset by the one-time transition tax and the impact of state taxes. Refer to Note 15, “Income Taxes” in Item 8 - “Financial Statements and Supplementary Data” for further details regarding income taxes.

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

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS, (continued)

The reconciliation of net income to adjusted EBITDA is as follows:

	Years Ended September 30,
	2019	2018	2017
	(Dollar amounts in thousands)
Net (loss) income	$(38,889)	$107,111	$73,933
Income tax provision (benefit)	806	(9,118)	22,354
(Loss) income before income taxes	(38,083)	97,993	96,287
Net loss attributable to noncontrolling interests	901	260	435
Interest expense	40,962	37,427	26,371
Depreciation and amortization *	90,793	76,974	67,981
Acquisition costs (1)**	10,872	10,918	17,722
ERP integration costs (2)**	7,508	10,864	8,026
Strategic initiatives and other charges (3)**	13,449	5,266	9,209
Loss recoveries, net of costs (4)	—	—	(10,683)
Joint Venture depreciation, amortization and interest expense (5)	1,514	—	—
Goodwill write-down (6)	77,572	—	—
Net realized losses (gains) on divestitures and asset dispositions:
Loss on divestitures (7)	6,469	—	—
Realized loss (gain) on cost-method investments (8)	4,731	(3,771)	—
Net gains from the sale of buildings and vacant properties (9)	(7,347)	—	—
Stock-based compensation	7,729	13,460	14,562
Non-service pension and postretirement expense (10)	3,802	5,723	8,773
Total Adjusted EBITDA	220,872	255,114	238,683

(1) Includes certain non-recurring costs associated with recent acquisition activities.
(2) Represents costs associated with global ERP system integration efforts.
(3) Includes certain non-recurring costs primarily associated with productivity and cost-reduction initiatives intended to result in improved operating performance, profitability and working capital levels.

(4) Represents loss recoveries, net of related costs, related to the theft of funds by a former employee.
(5) Represents the Company's portion of depreciation, intangible amortization and interest expense incurred by non-consolidated subsidiaries accounted for as equity-method investments within the Memorialization segment.

(6) Represents the goodwill write-down for a reporting unit within the SGK Brand Solutions segment.
(7) Represents a loss on the sale of a controlling interest in a subsidiary and divestiture of a business within the Memorialization segment.
(8) Includes gains/losses related to cost-method investments, and related assets, within SGK Brand Solutions and Memorialization segments.
(9) Includes significant building and vacant property transactions resulting in a gain of $8.7 million within the Industrial Technologies segment and losses of $0.9 million and $0.4 million within the SGK Brand Solutions and Memorialization segments, respectively.

(10) Non-service pension and postretirement expense includes interest cost, expected return on plan assets and amortization of actuarial gains and losses. These benefit cost components are excluded from adjusted EBITDA since they are primarily influenced by external market conditions that impact investment returns and interest (discount) rates. The service cost and prior service cost components of pension and postretirement expense are included in the calculation of adjusted EBITDA, since they are considered to be a better reflection of the ongoing service-related costs of providing these benefits. Please note that GAAP pension and postretirement expense or the adjustment above are not necessarily indicative of the current or future cash flow requirements related to these employee benefit plans.

* Depreciation and amortization was $59.7 million, $46.3 million, and $41.9 million for the SGK Brand Solutions segment, $19.7 million, $20.0 million, and $19.8 million for the Memorialization segment, $6.2 million, $5.8 million, and $2.9 million for the Industrial Technologies segment, and $5.2 million, $4.9 million, and $3.4 million for Corporate and Non-Operating, for the fiscal years ended September 30, 2019, 2018, and 2017, respectively.
** Acquisition costs, ERP integration costs, and strategic initiatives and other charges were $8.9 million, $11.0 million, and $14.5 million for the SGK Brand Solutions segment, $3.1 million, $0.6 million, and $0.6 million for the Industrial Technologies segment, and $19.9 million, $14.0 million, and $19.1 million for Corporate and Non-Operating, for the fiscal years ended September 30, 2019, 2018, and 2017, respectively. Acquisition costs, ERP integration costs, and strategic initiatives and other charges were $1.4 million, and $0.8 million for the Memorialization segment for the fiscal years ended September 30, 2018 and 2017, respectively.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS, (continued)

LIQUIDITY AND CAPITAL RESOURCES:

Net cash provided by operating activities was $131.1 million for the year ended September 30, 2019, compared to $147.6 million and $149.3 million for fiscal years 2018 and 2017, respectively.  Operating cash flow for fiscal 2019 principally included net (loss) income adjusted for deferred taxes, depreciation and amortization, stock-based compensation expense, net losses related to goodwill and investments, net gains from the sale of buildings and other property, and non-cash pension expense, and an increase in working capital items. Fiscal 2019 operating cash flow also included cash contributions of $2.3 million to the Company's pension and other postretirement plans. The fiscal 2019 decline primarily reflected the impact of lower adjusted EBITDA for fiscal 2019, compared to fiscal 2018. Operating cash flow for fiscal 2018 principally included net income adjusted for deferred taxes, depreciation and amortization, stock-based compensation expense, and non-cash pension expense, and an increase in working capital items, primarily reflecting a decrease in accrued compensation amounts. Fiscal 2018 operating cash flow also included cash contributions of $12.7 million to the Company's pension and other postretirement plans. Operating cash flow for fiscal 2017 principally included net income adjusted for deferred taxes, depreciation and amortization, stock-based compensation expense, and non-cash pension expense, and a decrease in working capital items, partially offset by cash contributions of $8.7 million to the Company's pension and other postretirement plans. Fiscal 2017 operating cash flow also included cash proceeds from loss recoveries of $10.0 million.

Cash used in investing activities was $60.8 million for the year ended September 30, 2019, compared to $162.3 million and $141.6 million for fiscal years 2018 and 2017, respectively.  Investing activities for fiscal 2019 primarily reflected capital expenditures of $37.7 million, acquisition payments (net of cash acquired or received from sellers) of $11.5 million, proceeds of $13.3 million from the sale of assets, proceeds of $8.3 million from the divestiture of a controlling interest in a small pet cremation business (see "Acquisitions and Divestitures" below), and additional investments made in non-consolidated subsidiaries of $33.1 million.  Investing activities for fiscal 2018 primarily reflected capital expenditures of $43.2 million, acquisition payments (net of cash acquired or received from sellers) of $121.1 million (see "Acquisitions and Divestitures" below), proceeds of $9.2 million from the sale of certain cost-method investments, and cash payments of $11.9 million for purchases of investments.  Investing activities for fiscal 2017 primarily reflected capital expenditures of $44.9 million and acquisition payments (net of cash acquired or received from sellers) of $98.2 million (see "Acquisitions and Divestitures" below).

Capital expenditures were $37.7 million for the year ended September 30, 2019, compared to $43.2 million and $44.9 million for fiscal years 2018 and 2017, respectively.  Capital expenditures in each of the last three fiscal years reflected reinvestments in the Company's business segments and were made primarily for the purchase of new production machinery, equipment, software and systems, and facilities designed to improve product quality, increase manufacturing efficiency, lower production costs and meet regulatory requirements.  Capital spending for property, plant and equipment has averaged $41.9 million for the last three fiscal years. Capital expenditures for the last three fiscal years were primarily financed through operating cash. Capital spending for fiscal 2020 is currently estimated to be approximately $50 million.  The Company expects to generate sufficient cash from operations to fund all anticipated capital spending projects.

Cash used in financing activities for the year ended September 30, 2019 was $75.0 million, and principally reflected repayments, net of proceeds, on long-term debt of $16.0 million, purchases of treasury stock of $26.1 million, payment of dividends to the Company's shareholders of $25.6 million ($0.80 per share), and $4.4 million of holdback and contingent consideration payments related to a fiscal 2018 acquisition.  Cash provided by financing activities for the year ended September 30, 2018 was $0.9 million, and primarily reflected proceeds, net of repayments, on long-term debt of $53.0 million, purchases of treasury stock of $21.2 million, payment of dividends to the Company's shareholders of $24.6 million ($0.76 per share), and payment of deferred financing fees of $4.1 million. Cash used in financing activities for the year ended September 30, 2017 was $7.2 million, and reflected proceeds, net of repayments on long-term debt of $28.6 million, purchases of treasury stock of $14.0 million, and payment of dividends to the Company's shareholders of $21.8 million ($0.68 per share).

The Company has a domestic credit facility with a syndicate of financial institutions that includes a $900.0 million senior secured revolving credit facility and a $250.0 million senior secured amortizing term loan. A portion of the revolving credit facility (not to exceed $150.0 million ) can be drawn in foreign currencies. The term loan requires scheduled principal payments of 5.0% of the outstanding principal in year one, 7.5% in year two, and 10.0% in years three through five, payable in quarterly installments.  Pursuant to the terms of the domestic credit facility agreement, principal payments may be made on the term loan prior to the scheduled due date. The balance of the revolving credit facility and the term loan are due on the maturity date of April 26, 2021. Borrowings under both the revolving credit facility and the term loan bear interest at LIBOR (Euro LIBOR for balances drawn in Euros) plus a factor ranging from 0.75% to 2.00% (1.50% at September 30, 2019) based on the Company's secured leverage ratio.  The secured leverage ratio is defined as net secured indebtedness divided by EBITDA (earnings before interest, income taxes, depreciation and amortization) as defined within the domestic credit facility agreement.  The Company is required to pay an annual

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS, (continued)

commitment fee ranging from 0.15% to 0.25% (based on the Company's leverage ratio) of the unused portion of the revolving credit facility.

The domestic credit facility requires the Company to maintain certain leverage and interest coverage ratios. A portion of the facility (not to exceed $35.0 million) is available for the issuance of trade and standby letters of credit. Outstanding U.S. dollar denominated borrowings on the revolving credit facility at September 30, 2019 and 2018 were $325.6 million and $319.5 million, respectively. During fiscal 2019, the Company borrowed €125.0 million on the revolving credit facility. Proceeds from the Euro denominated borrowings were used to make a principal payment of $140.0 million on the outstanding balance of the term loan. Outstanding Euro denominated borrowings on the revolving credit facility at September 30, 2019 were €125.0 million ($136.5 million). There were no Euro denominated borrowings on the revolving credit facility at September 30, 2018. Outstanding borrowings on the term loan at September 30, 2019 and 2018 were $53.5 million and $212.1 million, respectively. The weighted-average interest rate on outstanding borrowings for the domestic credit facility (including the effects of interest rate swaps and Euro denominated borrowings) at September 30, 2019 and 2018 was 2.65% and 3.12%, respectively.

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

The Company has a $115.0 million accounts receivable securitization facility (the "Securitization Facility") with certain financial institutions which matures on April 11, 2020, and the Company intends to extend this facility. Under the Securitization Facility, the Company and certain of its domestic subsidiaries sell, on a continuous basis without recourse, their trade receivables to Matthews Receivables Funding Corporation, LLC (“Matthews RFC”), a wholly-owned bankruptcy-remote subsidiary of the Company. Matthews RFC in turn assigns a collateral interest in these receivables to certain financial institutions, and then may borrow funds under the Securitization Facility. The Securitization Facility does not qualify for sale treatment. Accordingly, the trade receivables and related debt obligations remain on the Company's Consolidated Balance Sheet. Borrowings under the Securitization Facility bear interest at LIBOR plus 0.75%. The Company is required to pay an annual commitment fee ranging from 0.25% to 0.35% of the unused portion of the Securitization Facility. Outstanding borrowings under the Securitization Facility at September 30, 2019 and 2018 were $94.0 million and $102.3 million, respectively. The interest rate on borrowings under this facility at September 30, 2019 and 2018 was 2.77% and 3.01%, respectively.

The following table presents information related to interest rate contracts entered into by the Company and designated as cash flow hedges:

	September 30, 2019	September 30, 2018
	(Dollars in thousands)
Pay fixed swaps - notional amount	$293,750	$343,750
Net unrealized (loss) gain	$(534)	$11,309
Weighted-average maturity period (years)	1.9	2.7
Weighted-average received rate	2.02%	2.26%
Weighted-average pay rate	1.41%	1.37%

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

The fair value of the interest rate swaps reflected an unrealized loss, net of unrealized gains, of $534,000 ($403,000 after tax) and an unrealized gain of $11.3 million ($8.5 million after tax) at September 30, 2019 and 2018, respectively, that is included in shareholders' equity as part of accumulated other comprehensive income ("AOCI").  Assuming market rates remain constant with the rates at September 30, 2019, a gain (net of tax) of approximately $48,000 included in AOCI is expected to be recognized in earnings over the next twelve months.

The Company, through certain of its European subsidiaries, has a credit facility with a European bank, which is guaranteed by Matthews.  The maximum amount of borrowings available under this facility is €35.0 million ($38.2 million).  The credit facility matures in December 2019 and the Company intends to extend this facility. Outstanding borrowings under this facility totaled

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS, (continued)

€12.8 million ($14.0 million) and €2.8 million ($3.2 million) at September 30, 2019 and 2018, respectively. The weighted-average interest rate on outstanding borrowings under this facility at September 30, 2019 and 2018 was 1.25% and 1.75% respectively.

The Company’s German subsidiary, Matthews Europe GmbH & Co. KG, has €15.0 million ($16.4 million) of senior unsecured notes with European banks.  The notes are guaranteed by Matthews and mature in November 2019.  A portion of the notes (€5.0 million) have a fixed interest rate of 1.40%, and the remainder bear interest at Euro LIBOR plus 1.40%.  The weighted-average interest rate on the notes at September 30, 2019 and 2018 was 1.40%.

Other debt, including capital leases totaled $395,000 and $5.4 million at September 30, 2019 and 2018, respectively. The weighted-average interest rate on these outstanding borrowings was 2.17% and 2.21% at September 30, 2019 and 2018, respectively. The Company was in compliance with all of its debt covenants as of September 30, 2019.

The Company uses certain foreign currency debt instruments as net investment hedges of foreign operations. Currency losses of $3.3 million (net of income taxes of $1.1 million), which represent effective hedges of net investments, were reported as a component of AOCI within currency translation adjustment for the fiscal year 2019. The Company did not have any net investments hedges in the prior year.

In September 2014, a claim was filed seeking to draw upon a letter of credit issued by the Company of £8.6 million ($10.5 million at September 30, 2019) with respect to a performance guarantee on an environmental solutions project in Saudi Arabia. Management assessed the customer's demand to be without merit and initiated an action with the court in the United Kingdom (the "U.K. Court"). Pursuant to this action, an order was issued by the U.K. Court in January 2015 requiring that, upon receipt by the customer, the funds were to be remitted by the customer to the U.K. Court pending resolution of the dispute between the parties. As a result, the Company made payment on the draw to the financial institution for the letter of credit and the funds were ultimately received by the customer. The customer did not remit the funds to the U.K. Court as ordered. On June 14, 2016, the U.K Court ruled completely in favor of Matthews following a trial on the merits. However, the ongoing dispute involves litigation in multiple foreign jurisdictions because the contract between the parties includes a venue clause requiring the venue for any litigation to be in the United Kingdom, while the enforcement of any final judgment is required to be executed in Saudi Arabia.  The Company is currently pursuing a trial on the merits in Saudi Arabia which may not finally be resolved until calendar year 2020.  It is necessary to obtain an equivalent favorable ruling in the courts of Saudi Arabia to effectively enforce judgment and commence collection efforts.  The Company remains confident regarding the pending trial on the merits in Saudi Arabia and expects to be in a position to enforce the judgment and initiate collection efforts following completion of that trial.   However, as the customer has neither yet remitted the funds nor complied with the final, un-appealed orders of the U.K. Court, it is possible the resolution of this matter could have an unfavorable financial impact on Matthews’ results of operations.   The Company’s level of success in recovering funds from the customer will depend upon a number of factors including, a successful completion of the pending trial on the merits in Saudi Arabia, the availability of recoverable funds, and the subsequent level of cooperation from the Saudi Arabian government to enforce a potential judgment against the creditor.   The Company has determined that resolution of this matter may take an extended period of time and therefore has classified the funded letter of credit within other assets on the Consolidated Balance Sheets as of September 30, 2019 and 2018.  The Company will continue to assess the accounting and collectability related to this matter as facts and circumstances evolve.

The Company has a stock repurchase program.  Under the current authorization, the Company's Board of Directors has authorized the repurchase of a total of 5,000,000 shares of Matthews' common stock under the program, of which 712,312 shares remain available for repurchase as of September 30, 2019. The buy-back program is designed to increase shareholder value, enlarge the Company's holdings of its common stock, and add to earnings per share.  Repurchased shares may be retained in treasury, utilized for acquisitions, or reissued to employees or other purchasers, subject to the restrictions set forth in the Company's Restated Articles of Incorporation.

Consolidated working capital was $303.8 million at September 30, 2019, compared to $328.7 million at September 30, 2018.  Cash and cash equivalents were $35.3 million at September 30, 2019, compared to $41.6 million at September 30, 2018.  The Company's current ratio was 2.1 at September 30, 2019 and 2018.

ENVIRONMENTAL MATTERS:

The Company's operations are subject to various federal, state and local laws and regulations relating to the protection of the environment. The Company is party to various environmental matters which include obligations to investigate and mitigate the effects on the environment of certain materials at various operating and non-operating sites.  The Company is currently performing environmental assessments and remediation at certain sites, as appropriate. Refer to Note 17, "Environmental Matters" in Item 8 - "Financial Statements and Supplementary Data," for further details.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS, (continued)

ACQUISITIONS AND DIVESTITURES:

Refer to Note 20, "Acquisitions and Divestitures" in Item 8 - "Financial Statements and Supplementary Data," for further details on the Company's acquisitions.

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

The significant factors (excluding acquisitions) influencing sales growth in the SGK Brand Solutions segment are global economic conditions, brand innovation, the level of marketing spending by the Company's clients, and government regulation. Due to the global footprint of this segment, currency fluctuations can also be a significant factor. For the Memorialization segment, North America death rates, the cremation trend, and price realization impact sales growth for the Company's bronze and granite memorials, caskets and cremation and incineration-related products. For the Industrial Technologies segment, sales growth drivers include economic/industrial market conditions, new product development, and the e-commerce trend. At present, the Company is currently targeting revenue growth in fiscal 2020 in its Industrial Technologies and Memorialization segments, with relatively stable year-over-year revenues for the SGK Brand Solutions segment.

During fiscal 2019, the Company initiated a strategic evaluation to improve profitability and reduce the Company's cost structure. These actions leveraged the benefit of the Company's new global ERP platform, primarily targeted at the SGK Brand Solutions segment, both operational and commercial structure, and the Company's shared financial services and other administrative functions. This evaluation identified opportunities for significant cost structure improvements, which the Company expects to achieve over the next two fiscal years.  The Company's recent strategic review has also resulted in improvements to the commercial structure within the SGK Brand Solutions segment, including the consolidation of several of the segment's trade names. As a result, the amortization of these intangible assets will significantly increase for the next three years.

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

The Company's significant accounting policies are included in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.  Management believes that the application of these policies on a consistent basis enables the Company to provide useful and reliable financial information about the Company's operating results and financial condition.  The following accounting policies involve significant estimates, which were considered critical to the preparation of the Company's consolidated financial statements for the year ended September 30, 2019.

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

The Company performed its annual impairment review of goodwill and indefinite-lived intangible assets in the second quarter of fiscal 2019. As a result of this review, the Company determined that the estimated fair value of all reporting units exceeded carrying value. Due to challenging market conditions affecting the Graphics Imaging reporting unit within the SGK Brand Solutions segment and the estimated fair value of this reporting unit exceeding its carrying value by approximately 10%, the Company provided additional disclosure in its Form 10-Q for the second and third quarters of fiscal 2019 indicating that further deterioration of conditions could result in a future goodwill write-down for this reporting unit.

In consideration of continued challenging market conditions affecting the SGK Brand Solutions segment throughout the remainder of fiscal 2019, the Company initiated an in-depth review of the commercial and cost structure of the segment during the fourth quarter. This review identified certain opportunities to improve the segment’s profitability and reduce its operating cost structure and, as a result, the Company revised its estimates of future earnings and cash flows for the Graphics Imaging reporting unit. In response to these revised projections, the Company re-evaluated the goodwill for the Graphics Imaging reporting unit, as of September 1, 2019. As a result of this interim assessment, the Company recorded a goodwill write-down of $77.6 million during the fiscal 2019 fourth quarter. Subsequent to this write-down, the fair value of the Graphics Imaging reporting unit approximates carrying value at September 30, 2019. If current projections are not achieved or specific valuation factors outside the Company’s control (such as discount rates) significantly change, additional goodwill write-downs may be necessary in future periods.

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

The Company's principal pension plan maintains a substantial portion of its assets in equity securities in accordance with the investment policy established by the Company's pension board.  Based on an analysis of the historical performance of the plan's assets and information provided by its independent investment advisor, the Company set the long-term rate of return assumption for these assets at 6.75% at September 30, 2018 for purposes of determining fiscal 2019 pension cost.  The Company's discount rate assumption used in determining the present value of the projected benefit obligation is based upon published indices as of September 30, 2019 and September 30, 2018 for the fiscal year end valuation. The discount rate was 3.13%, 4.21% and 3.76% in fiscal 2019, 2018 and 2017, respectively. Refer to Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," of this Annual Report on Form 10-K, for disclosure about the hypothetical impact of changes in actuarial assumptions.

Income Taxes:

Deferred tax assets and liabilities are provided for the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse.  Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized.  Deferred income taxes have not been provided on undistributed earnings of foreign subsidiaries since they have either been previously taxed, or are now exempt from tax, under the U.S. Tax Cuts and Jobs Act, and such earnings are considered to be reinvested indefinitely in foreign operations.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS, (continued)

LONG-TERM CONTRACTUAL OBLIGATIONS AND COMMITMENTS:

The following table summarizes the Company's contractual obligations at September 30, 2019, and the effect such obligations are expected to have on its liquidity and cash flows in future periods.

		Payments due in fiscal year:
	Total	2020*	2021 to 2022	2023 to 2024	After 2024
Contractual Cash Obligations:	(Dollar amounts in thousands)
Revolving credit facilities	$476,132	$14,024	$462,108	$—	$—
Securitization facility	93,950	93,950	—	—	—
Senior secured term loan	53,497	25,000	28,497	—	—
2025 Senior Notes	399,091	15,750	31,500	31,500	320,341
Notes payable to banks	16,376	16,376	—	—	—
Short-term borrowings	395	395	—	—	—
Capital lease obligations	4,417	640	930	753	2,094
Non-cancelable operating leases	90,611	28,557	36,322	16,088	9,644
Other	10,525	2,861	5,724	947	993
Total contractual cash obligations	$1,144,994	$197,553	$565,081	$49,288	$333,072
* The Company maintains certain debt facilities with current maturity dates in fiscal 2020 that it intends and has the ability to extend beyond fiscal 2020 totaling $108.0 million. These balances have been classified as non-current on the Company's Consolidated Balance Sheet.

A significant portion of the loans included in the table above bear interest at variable rates.  At September 30, 2019, the weighted-average interest rate was 2.65% on the Company's domestic credit facility, 2.77% on the Company's Securitization Facility, 1.25% on the credit facility through the Company's European subsidiaries, 1.40% on notes issued by the Company's wholly-owned subsidiary, Matthews Europe GmbH & Co. KG, and 2.17% on other outstanding debt.

Benefit payments under the Company's principal retirement plan are made from plan assets, while benefit payments under the supplemental retirement plan and postretirement benefit plan are funded from the Company's operating cash. Under I.R.S. regulations, the Company was not required to make any significant contributions to its principal retirement plan in fiscal 2019.

The Company is required to make cash contributions of approximately $4.3 million to its principal retirement plan in fiscal 2020.  The Company estimates that benefit payments to participants under its retirement plans (including its supplemental retirement plan) and postretirement benefit payments will be approximately $10.7 million and $1.0 million, respectively, in fiscal 2020.  The amounts are expected to increase incrementally each year thereafter, to $14.0 million and $1.1 million, respectively, in 2024.  The Company believes that its current liquidity sources, combined with its operating cash flow and borrowing capacity, will be sufficient to meet its capital needs for the foreseeable future.

Unrecognized tax benefits are positions taken, or expected to be taken, on an income tax return that may result in additional payments to tax authorities.  If a tax authority agrees with the tax position taken, or expected to be taken, or the applicable statute of limitations expires, then additional payments will not be necessary.  As of September 30, 2019, the Company had unrecognized tax benefits, excluding penalties and interest, of approximately $15.5 million.  The timing of potential future payments related to the unrecognized tax benefits is not presently determinable. The Company believes that its current liquidity sources, combined with its operating cash flow and borrowing capacity, will be sufficient to meet its capital needs for the foreseeable future.

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

Interest Rates - The Company's most significant long-term instrument is the domestic credit facility, which bears interest at variable rates based on LIBOR (Euro-LIBOR for balances drawn in Euros).

The following table presents information related to interest rate contracts entered into by the Company and designated as cash flow hedges:

	September 30, 2019	September 30, 2018
	(Dollars in thousands)
Pay fixed swaps - notional amount	$293,750	$343,750
Net unrealized (loss) gain	$(534)	$11,309
Weighted-average maturity period (years)	1.9	2.7
Weighted-average received rate	2.02%	2.26%
Weighted-average pay rate	1.41%	1.37%

The interest rate swaps have been designated as cash flow hedges of the future variable interest payments which are considered probable of occurring.  Based on the Company's assessment, all the critical terms of each of the hedges matched the underlying terms of the hedged debt and related forecasted interest payments, and as such, these hedges were considered highly effective.

The fair value of the interest rate swaps reflected an unrealized loss, net of unrealized gains, of $534,000 ($403,000 after-tax) at September 30, 2019 that is included in equity as part of AOCI.  A decrease of 10% in market interest rates (e.g., a decrease from 5.0% to 4.5%) would result in a decrease of approximately $1.0 million in the fair value of the interest rate swaps.

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

Foreign Currency Exchange Rates - The Company is subject to changes in various foreign currency exchange rates, primarily including the Euro, British Pound, Canadian Dollar, and Australian Dollar in the conversion from local currencies to the U.S. dollar of the reported financial position and operating results of its non-U.S. based subsidiaries.  An adverse change (strengthening U.S. dollar) of 10% in exchange rates would have resulted in a decrease in reported sales of $53.3 million and a decrease in reported operating income of $3.1 million for the year ended September 30, 2019.

ITEM 7A.                          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK, (continued)

Actuarial Assumptions - The most significant actuarial assumptions affecting pension expense and pension obligations include the valuation of retirement plan assets, the discount rates and the estimated return on plan assets.  The estimated return on plan assets is currently based upon projections provided by the Company's independent investment advisor, considering the investment policy of the plan and the plan's asset allocation.  The fair value of plan assets and discount rates are "point-in-time" measures, and volatility of the debt and equity markets makes estimating future changes in fair value of plan assets and discount rates challenging.  The Company elected to value its principal retirement and other postretirement benefit plan liabilities using a modified assumption of future mortality that reflects a significant improvement in life expectancy over the previous mortality assumptions.  Refer to Note 13, "Pension and Other Postretirement Plans" in Item 8 – "Financial Statements and Supplementary Data" for additional information.

The following table summarizes the impact on the September 30, 2019 actuarial valuations of changes in the primary assumptions affecting the Company's retirement plans and supplemental retirement plan.

	Impact of Changes in Actuarial Assumptions
	Change in Discount Rates		Change in Expected Return		Change in Market Value of Assets
	+1%	-1%	+1%	-1%	+5%	-5%
	(Dollar amounts in thousands)
(Decrease) increase in net benefit cost	$(4,538)	$5,570	$(1,513)	$1,513	$(1,553)	$1,553

(Decrease) increase in projected benefit obligation	(36,762)	46,133	—	—	—	—

Increase (decrease) in funded status	36,762	(46,133)	—	—	7,766	(7,766)

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

Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's internal control over financial reporting based on criteria in Internal Control – Integrated Framework (2013) issued by the COSO, and has concluded that the Company maintained effective internal control over financial reporting as of September 30, 2019.  The effectiveness of the Company's internal control over financial reporting as of September 30, 2019 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Management's Certifications

The certifications of the Company's Chief Executive Officer and Chief Financial Officer required by the Sarbanes-Oxley Act have been included as Exhibits 31 and 32 in this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of
Matthews International Corporation and Subsidiaries:

Opinion on Internal Control over Financial Reporting
We have audited Matthews International Corporation and Subsidiaries’ internal control over financial reporting as of September 30, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Matthews International Corporation and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of September 30, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of September 30, 2019 and 2018, the related consolidated statements of income, comprehensive income (loss), shareholders' equity and cash flows for each of the three years in the period ended September 30, 2019, and the related notes and the financial statement schedule listed in the Index at Item 15(a)2 and our report dated November 22, 2019 expressed an unqualified opinion thereon.
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
November 22, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of
Matthews International Corporation and Subsidiaries:

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Matthews International Corporation and Subsidiaries (the Company) as of September 30, 2019 and 2018, the related consolidated statements of income, comprehensive income (loss), shareholders' equity and cash flows for each of the three years in the period ended September 30, 2019, and the related notes and the financial statement schedule listed in the Index at Item 15(a)2 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated November 22, 2019 expressed an unqualified opinion thereon.
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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Graphics Imaging Reporting Unit Goodwill
Description of the Matter
As more fully described in Note 21 to the consolidated financial statements, during 2019 the Company recorded a $77.6 million goodwill impairment charge attributable to its Graphics Imaging (Graphics) reporting unit within the Company’s SGK Brand Solutions segment. The continuation of challenging market conditions affecting Graphics, combined with adverse foreign currency trends, unfavorably impacted the financial results and forecasts for this reporting unit. Because of these challenging market conditions, as of September 1, 2019, the Company evaluated the goodwill attributable to this reporting unit, determining that the reporting unit’s carrying value exceeded its estimated fair value and, therefore, goodwill was impaired. Significant assumptions used in the Company’s fair value estimate included revenue growth, operating profit margin, market participant assumptions, and the discount rate.
Auditing the goodwill impairment charge was complex, as it included estimating the fair value of the reporting unit. In particular, the fair value estimates are sensitive to the significant assumptions named above, which are affected by expected future market or economic conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of internal controls over the Company’s goodwill impairment review process. These controls include management’s assessment of indicators of impairment, management's review of the assumptions utilized to develop the estimate, and management’s verification of the completeness and accuracy of the underlying data utilized to project future operating results for the reporting unit.
To test the fair value of the reporting unit, our audit procedures included, among others, involving our valuation specialists to assist in assessing the valuation methodologies utilized by the Company and its valuation expert and testing the significant assumptions and underlying data used by the Company. We compared the significant assumptions used by management to current industry and economic trends, changes in the Company’s business model, and other relevant factors. We also assessed the historical accuracy of management’s estimates. We performed sensitivity analyses of significant assumptions to evaluate the sensitivity of the fair value of the reporting unit resulting from changes in key assumptions. We reviewed the reconciliation of the fair value of the reporting units to the market capitalization of the Company and assessed the resulting control premium.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2016.
Pittsburgh, Pennsylvania
November 22, 2019

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
September 30, 2019 and 2018
(Dollar amounts in thousands, except per share data)

ASSETS	2019	2018
Current assets:
Cash and cash equivalents	$35,302	$41,572
Accounts receivable, net of allowance for doubtful accounts of $10,846 and $11,158, respectively	318,756	331,463
Inventories	180,274	180,451
Other current assets	49,384	61,592

Total current assets	583,716	615,078

Investments	85,501	45,430

Property, plant and equipment, net	237,442	252,775

Deferred income taxes	5,032	1,837

Other assets	31,455	49,820

Goodwill	846,807	948,894

Other intangible assets, net	400,650	443,910

Total assets	$2,190,603	$2,357,744

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS, continued
September 30, 2019 and 2018
(Dollar amounts in thousands, except per share data)

LIABILITIES AND SHAREHOLDERS' EQUITY	2019	2018
Current liabilities:
Long-term debt, current maturities	$42,503	$31,260
Trade accounts payable	74,558	70,044
Accrued compensation	42,545	51,490
Accrued income taxes	5,997	11,413
Other current liabilities	114,276	122,195
Total current liabilities	279,879	286,402

Long-term debt	898,194	929,342

Accrued pension	133,762	82,035

Postretirement benefits	19,963	17,753

Deferred income taxes	102,482	121,519

Other liabilities	37,087	51,979
Total liabilities	1,471,367	1,489,030

Shareholders' equity-Matthews:
Class A common stock, $1.00 par value; authorized 70,000,000 shares; 36,333,992 shares issued	36,334	36,334
Preferred stock, $100 par value, authorized 10,000 shares, none issued	—	—
Additional paid-in capital	137,774	129,252
Retained earnings	972,594	1,040,378
Accumulated other comprehensive loss	(228,361)	(164,298)
Treasury stock, 4,985,508 and 4,259,206 shares, respectively, at cost	(200,235)	(173,315)
Total shareholders' equity-Matthews	718,106	868,351
Noncontrolling interests	1,130	363
Total shareholders' equity	719,236	868,714

Total liabilities and shareholders' equity	$2,190,603	$2,357,744

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
for the years ended September 30, 2019, 2018 and 2017
(Dollar amounts in thousands, except per share data)

	2019	2018	2017
Sales	$1,537,276	$1,602,580	$1,515,608
Cost of sales	(994,810)	(1,018,359)	(947,820)

Gross profit	542,466	584,221	567,788

Selling expense	(133,368)	(141,570)	(142,783)
Administrative expense	(275,467)	(272,532)	(280,316)
Intangible amortization	(45,756)	(31,562)	(23,313)
Goodwill write-down	(77,572)	—	—

Operating profit	10,303	138,557	121,376

Investment income	1,494	1,570	2,468
Interest expense	(40,962)	(37,427)	(26,371)
Other income (deductions), net	(8,918)	(4,707)	(1,186)

(Loss) income before income taxes	(38,083)	97,993	96,287

Income tax (provision) benefit	(806)	9,118	(22,354)

Net (loss) income	(38,889)	107,111	73,933

Net loss attributable to noncontrolling interests	901	260	435

Net (loss) income attributable to Matthews shareholders	$(37,988)	$107,371	$74,368

(Loss) earnings per share attributable to Matthews shareholders:

Basic	$(1.21)	$3.39	$2.31

Diluted	$(1.21)	$3.37	$2.28

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
for the years ended September 30, 2019, 2018 and 2017
(Dollar amounts in thousands)

	Year Ended September 30, 2019
	Matthews	Noncontrolling Interest	Total
Net loss	$(37,988)	$(901)	$(38,889)
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(21,254)	(92)	(21,346)
Pension plans and other postretirement benefits	(33,867)	—	(33,867)
Unrecognized loss on derivatives:
Net change from periodic revaluation	(6,540)	—	(6,540)
Net amount reclassified to earnings	(2,402)	—	(2,402)
Net change in unrecognized loss on derivatives	(8,942)	—	(8,942)
Other comprehensive loss, net of tax	(64,063)	(92)	(64,155)
Comprehensive loss	$(102,051)	$(993)	$(103,044)

	Year Ended September 30, 2018
	Matthews	Noncontrolling Interest	Total

Net income (loss)	$107,371	$(260)	$107,111
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(22,053)	71	(21,982)
Pension plans and other postretirement benefits	15,631	—	15,631
Unrecognized gain (loss) on derivatives:
Net change from periodic revaluation	6,095	—	6,095
Net amount reclassified to earnings	(1,042)	—	(1,042)
Net change in unrecognized gain (loss) on derivatives	5,053	—	5,053
Other comprehensive (loss) income, net of tax	(1,369)	71	(1,298)
Comprehensive income (loss)	$106,002	$(189)	$105,813

	Year Ended September 30, 2017
	Matthews	Noncontrolling Interest	Total

Net income (loss)	$74,368	$(435)	$73,933
Other comprehensive income, net of tax:
Foreign currency translation adjustment	9,352	119	9,471
Pension plans and other postretirement benefits	12,427	—	12,427
Unrecognized gain (loss) on derivatives:
Net change from periodic revaluation	7,043	—	7,043
Net amount reclassified to earnings	(1,069)	—	(1,069)
Net change in unrecognized gain (loss) on derivatives	5,974	—	5,974
Other comprehensive income, net of tax	27,753	119	27,872
Comprehensive income (loss)	$102,121	$(316)	$101,805

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
for the years ended September 30, 2019, 2018 and 2017
(Dollar amounts in thousands, except per share data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income (net of tax)	Treasury Stock	Non- controlling Interests	Total
Balance, September 30, 2016	$36,334	$117,088	$896,224	$(181,868)	$(159,113)	$669	$709,334
Net income	—	—	74,368	—	—	(435)	73,933
Pension plans and other postretirement benefits	—	—	—	12,427	—	—	12,427
Translation adjustment	—	—	—	9,352	—	119	9,471
Fair value of derivatives	—	—	—	5,974	—	—	5,974
Total comprehensive income							101,805
Stock-based compensation	—	14,562	—	—	—	—	14,562
Purchase of 212,424 shares of treasury stock	—	—	—	—	(14,025)	—	(14,025)
Issuance of 221,958 shares of treasury stock	—	(8,397)	—	—	8,543	—	146
Cancellation of 2,640 shares of treasury stock	—	179	—	—	(179)	—	—
Dividends	—	—	(21,762)	—	—	—	(21,762)
Transactions with noncontrolling interests	—	—	—	—	—	199	199
Balance, September 30, 2017	$36,334	$123,432	$948,830	$(154,115)	$(164,774)	$552	$790,259
Net income	—	—	107,371	—	—	(260)	107,111
Pension plans and other postretirement benefits	—	—	—	15,631	—	—	15,631
Translation adjustment	—	—	—	(22,053)	—	71	(21,982)
Fair value of derivatives	—	—	—	5,053	—	—	5,053
Total comprehensive income							105,813
Stock-based compensation	—	13,460	—	—	—	—	13,460
Purchase of 393,864 shares of treasury stock	—	—	—	—	(21,181)	—	(21,181)
Issuance of 326,827 shares of treasury stock	—	(8,040)	—	—	13,040	—	5,000
Cancellation of 6,756 shares of treasury stock	—	400	—	—	(400)	—	—
Dividends	—	—	(24,637)	—	—	—	(24,637)
Reclassification of accumulated other comprehensive (loss) income ("AOCI") tax effects	—	—	8,814	(8,814)	—	—	—
Balance, September 30, 2018	$36,334	$129,252	$1,040,378	$(164,298)	$(173,315)	$363	$868,714
Net loss	—	—	(37,988)	—	—	(901)	(38,889)
Pension plans and other postretirement benefits	—	—	—	(33,867)	—	—	(33,867)
Translation adjustment	—	—	—	(21,254)	—	(92)	(21,346)
Fair value of derivatives	—	—	—	(8,942)	—	—	(8,942)
Total comprehensive loss							(103,044)
Stock-based compensation	—	7,729	—	—	—	—	7,729
Purchase of 709,970 shares of treasury stock	—	—	—	—	(26,127)	—	(26,127)
Issuance of 3,782 shares of treasury stock	—	(154)	—	—	154	—	—
Cancellation of 20,114 shares of treasury stock	—	947	—	—	(947)	—	—
Dividends	—	—	(25,620)	—	—	—	(25,620)
Acquisition	—	—	—	—	—	1,760	1,760
Cumulative tax adjustment for intra-entity transfers	—	—	(4,176)	—	—	—	(4,176)
Balance, September 30, 2019	$36,334	$137,774	$972,594	$(228,361)	$(200,235)	$1,130	$719,236
The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended September 30, 2019, 2018 and 2017
(Dollar amounts in thousands)

	2019	2018	2017
Cash flows from operating activities:
Net (loss) income	$(38,889)	$107,111	$73,933
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	90,793	76,974	67,981
Stock-based compensation expense	7,729	13,460	14,562
Deferred tax (benefit) provision	(6,783)	(23,125)	9,725
Gain on sale of assets, net	(8,567)	(2,190)	(776)
Loss on divestitures	6,469	—	—
Unrealized gain on investments in mutual funds	(305)	(1,304)	(2,660)
Losses from equity-method investments	2,050	—	—
Realized loss (gain) on cost-method investments	4,731	(3,771)	—
Goodwill write-down	77,572	—	—
Changes in working capital items	(12,482)	(9,934)	5,784
Decrease (increase) in other assets	4,677	(9,872)	(17,256)
Increase in other liabilities	7,540	5,406	2,539
Other operating activities, net	(3,452)	(5,181)	(4,533)
Net cash provided by operating activities	131,083	147,574	149,299
Cash flows from investing activities:
Capital expenditures	(37,688)	(43,200)	(44,935)
Acquisitions, net of cash acquired	(11,504)	(121,065)	(98,235)
Proceeds from sale of assets	13,253	4,705	3,764
Proceeds from sale of investments	—	9,158	—
Proceeds from divestiture	8,254	—	—
Purchases of investments	(33,074)	(11,934)	(2,211)
Net cash used in investing activities	(60,759)	(162,336)	(141,617)
Cash flows from financing activities:
Proceeds from long-term debt	503,693	704,188	417,043
Payments on long-term debt	(519,731)	(651,166)	(388,447)
Acquisition holdback and contingent consideration payments	(4,421)	—	—
Purchases of treasury stock	(26,127)	(21,181)	(14,025)
Proceeds from the exercise of stock options	—	—	14
Dividends	(25,620)	(24,637)	(21,762)
Other financing activities	(2,836)	(6,303)	—
Net cash (used in) provided by financing activities	(75,042)	901	(7,177)
Effect of exchange rate changes on cash	(1,552)	(2,082)	1,299
Net change in cash and cash equivalents	(6,270)	(15,943)	1,804
Cash and cash equivalents at beginning of year	41,572	57,515	55,711
Cash and cash equivalents at end of year	$35,302	$41,572	$57,515

Cash paid during the year for:
Interest	$41,453	$37,232	$26,271
Income taxes	15,467	11,014	8,472
Non-cash investing and financing activities:
Acquisition of long-term asset under financing arrangement	$—	$14,544	$—

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

1.     NATURE OF OPERATIONS:

Matthews International Corporation ("Matthews" or the "Company"), founded in 1850 and incorporated in Pennsylvania in 1902, is a global provider of brand solutions, memorialization products and industrial technologies. Brand solutions consists of brand management, pre-media services, printing plates and cylinders, engineered products, imaging services, digital asset management, merchandising display systems, and marketing and design services primarily for the consumer goods and retail industries. Memorialization products consist primarily of bronze and granite memorials and other memorialization products, caskets and cremation equipment primarily for the cemetery and funeral home industries. Industrial technologies include marking and coding equipment and consumables, industrial automation products and order fulfillment systems for identifying, tracking, picking and conveying consumer and industrial products.

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

Revenue Recognition:

Revenue is recognized when control of a good or service promised in a contract (i.e., performance obligation) is transferred to a customer. Control is obtained when a customer has the ability to direct the use of and obtain substantially all of the remaining benefits from that good or service. For substantially all transactions, control passes in accordance with agreed upon delivery terms, including in certain circumstances, customer acceptance. This approach is consistent with the Company’s historical revenue recognition methodology. In limited instances revenue is recognized over time as critical milestones are met and as services are provided. Transaction price, for revenue recognition, is allocated to each performance obligation consisting of the stand alone selling price, estimates of rebates and other sales or contract renewal incentives, and cash discounts and sales returns ("Variable Consideration"). Estimates are made for Variable Consideration based on contract terms and historical experience of actual results and are applied to the performance obligations as they are satisfied. Each product or service delivered to a third-party customer is considered to satisfy a performance obligation. Performance obligations generally occur at a point in time and are satisfied when control of the goods passes to the customer. Certain revenue related to mausoleum construction and significant engineering projects, including cremation and incineration projects, and marking and industrial automation projects, are recognized over time using the input method measuring progress toward completion of such projects. Amounts recognized using the over time method were less than 5% of the Company's consolidated revenue for the years ended September 30, 2019, 2018 and 2017. The Company is entitled to collection of the sales price under normal credit terms in the regions in which it operates. Refer to Note 4, “Revenue Recognition,” for a further discussion.

Shipping and Handling Fees and Costs:

All fees billed to the customer for shipping and handling are classified as a component of net revenues. All costs associated with shipping and handling are classified as a component of cost of sales or selling expense.

Research and Development Expenses:

Research and development costs are expensed as incurred and were approximately $26,176, $24,984 and $20,722 for the years ended September 30, 2019, 2018 and 2017, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (continued)

Income Taxes:

Deferred tax assets and liabilities are provided for the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse.  Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized.  Deferred income taxes have not been provided on undistributed earnings of foreign subsidiaries since they have either been previously taxed, or are now exempt from tax, under the U.S. Tax Cuts and Jobs Act, and such earnings are considered to be reinvested indefinitely in foreign operations.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326), which provides financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each report date. The adoption of this ASU is not expected to have a material impact on the Company's consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which provides new guidance on how an entity should account for leases and recognize associated lease assets and liabilities. This ASU requires lessees to recognize assets and liabilities that arise from financing and operating leases on the Consolidated Balance Sheet. Subsequently, the FASB issued several ASUs that address implementation issues and correct or improve certain aspects of the new lease guidance, including ASU 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842), ASU 2018-01, Leases (Topic 842) Land Easement Practical Expedient for Transition to Topic 842, ASU 2018-10, Codification Improvements to Topic 842, Leases, ASU 2018-11, Leases (Topic 842): Targeted Improvements, ASU 2018-20, Leases (Topic 842): Narrow-Scope Improvements for Lessors, and ASU 2019-01, Leases (Topic 842): Codification Improvements. These ASUs do not change the core principles in the lease guidance outlined above. ASU No. 2018-11 provides an additional transition method to adopt ASU No. 2016-02. Under the new transition method, an entity initially applies the new leases standard at the adoption date versus at the beginning of the earliest period presented and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company has elected to use this transition method at the adoption date of October 1, 2019. ASU No. 2016-02 and the related ASUs referenced above are effective for the Company beginning in interim periods starting in fiscal year 2020. The Company expects the estimated right-of-use asset and related lease liability recognized

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

3.     ACCOUNTING PRONOUNCEMENTS, (continued)

on the Consolidated Balance Sheet to approximate $85 million. The Company does not expect the adoption to have a material impact to its Consolidated Statement of Cash Flows or Consolidated Statement of Income.

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

In February 2017, the FASB issued ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715), Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which provides new guidance intended to improve the disclosure requirements related to the service cost component of net benefit cost. ASU 2017-07 requires a company to present the service cost components of net periodic benefit cost in the same income statement line as other employee compensation costs, with the remaining components of net periodic benefit cost presented separately from the service cost components and outside of any subtotal of operating income, if one is presented. The Company adopted this standard on October 1, 2018 applying the presentation requirements retrospectively. For the year ended September 30, 2018, the Company reclassified net benefit costs of $2,871, $907 and $1,945, from cost of sales, selling expense and administrative expense, respectively, to other income (deductions), net. For the year ended September 30, 2017, the Company reclassified net benefit costs of $4,401, $1,391 and $2,981, from cost of sales, selling expense and administrative expense, respectively, to other income (deductions), net.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

3.     ACCOUNTING PRONOUNCEMENTS, (continued)

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers: Topic 606. This ASU replaces nearly all existing U.S. GAAP guidance on revenue recognition. The standard prescribes a five-step model for recognizing revenue, the application of which will require significant judgment. The FASB issued ASU 2015-14 in August 2015 which resulted in a deferral of the original effective date of ASU 2014-09. During 2016 and 2017, the FASB issued six ASUs that address implementation issues and correct or improve certain aspects of the new revenue recognition guidance, including ASU 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU 2016-10, Identifying Performance Obligations and Licensing, ASU 2016-12, Narrow-Scope Improvements and Practical Expedients, ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, ASU 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842) and ASU 2017-14, Income Statement—Reporting Comprehensive Income (Topic 220), Revenue Recognition (Topic 605), and Revenue from Contracts with Customers (Topic 606). These ASUs do not change the core principles in the revenue recognition guidance outlined above. The Company adopted the provisions of these ASUs in the first fiscal quarter of 2019, using the modified retrospective method. The adoption of these ASUs did not impact the Company's consolidated financial statements and therefore, there was no cumulative effect adjustment recognized to retained earnings on October 1, 2018. Refer to Note 4, “Revenue Recognition,” for a further discussion.

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

4.    REVENUE RECOGNITION:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

4.     REVENUE RECOGNITION, (continued)

The Company disaggregates revenue from contracts with customers by geography, as it believes geographic regions best depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. Disaggregated sales by segment and region for the years ended September 30, 2019, 2018 and 2017 were as follows:

	North America	Central and South America	Europe	Australia	Asia	Consolidated
SGK Brand Solutions:
2019	$320,553	$5,853	$362,088	$11,767	$43,608	$743,869
2018	351,631	6,171	389,151	12,599	45,722	805,274
2017	371,961	6,518	338,988	10,558	42,156	770,181

Memorialization:
2019	$590,575	$—	$37,199	$9,118	$—	$636,892
2018	583,942	—	36,773	10,677	—	631,392
2017	569,662	—	35,271	10,949	—	615,882

Industrial Technologies:
2019	$127,140	$—	$26,966	$—	$2,409	$156,515
2018	130,794	—	30,154	—	4,966	165,914
2017	102,301	—	21,983	—	5,261	129,545

Consolidated:
2019	$1,038,268	$5,853	$426,253	$20,885	$46,017	$1,537,276
2018	1,066,367	6,171	456,078	23,276	50,688	1,602,580
2017	1,043,924	6,518	396,242	21,507	47,417	1,515,608

5.    FAIR VALUE MEASUREMENTS:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

5.    FAIR VALUE MEASUREMENTS, (continued)

As of September 30, 2019 and 2018, the fair values of the Company's assets and liabilities measured on a recurring basis were categorized as follows:

	September 30, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Derivatives (1)	$—	$845	$—	$845
Equity and fixed income mutual funds	—	22,986	—	22,986
Life insurance policies	—	4,030	—	4,030
Total assets at fair value	$—	$27,861	$—	$27,861

Liabilities:
Derivatives (1)	$—	$1,379	$—	$1,379
Total liabilities at fair value	$—	$1,379	$—	$1,379

(1) Interest rate swaps are valued based on observable market swap rates and are classified within Level 2 of the fair value hierarchy.

	September 30, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Derivatives (1)	$—	$11,309	$—	$11,309
Equity and fixed income mutual funds	—	22,758	—	22,758
Life insurance policies	—	5,894	—	5,894
Total assets at fair value	$—	$39,961	$—	$39,961

Liabilities:
Derivatives (1)	$—	$—	$—	$—
Total liabilities at fair value	$—	$—	$—	$—

(1) Interest rate swaps are valued based on observable market swap rates and are classified within Level 2 of the fair value hierarchy.

6.    INVENTORIES:

Inventories at September 30, 2019 and 2018 consisted of the following:

	2019	2018
Raw materials	$35,616	$34,880
Work in process	76,297	67,827
Finished goods	68,361	77,744
	$180,274	$180,451

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

7.     INVESTMENTS:

Equity and fixed income mutual funds are classified as trading securities and recorded at fair value.  The market value of these investments exceeded cost by $941 and $838 at September 30, 2019 and 2018, respectively. Realized and unrealized gains and losses are recorded in investment income.  Realized gains (losses) for fiscal 2019, 2018 and 2017 were not material.  Cost-method investments include ownership interests in various entities of less than 20%.

At September 30, 2019 and 2018, non-current investments were as follows:

	2019	2018
Equity and fixed income mutual funds	$22,986	$22,758
Life insurance policies	4,030	5,894
Equity-method investments	39,761	—
Cost-method investments	18,724	16,778
	$85,501	$45,430

During fiscal 2019, the Company completed the sale of a 51% ownership interest in a small Memorialization business. Immediately following the transaction, the Company retained a non-controlling interest in this business, which was accounted for as an equity-method investment. The Company made additional capital contributions to this non-consolidated subsidiary totaling $29,148 during fiscal 2019 and continued to account for this non-controlling interest as an equity method investment. Changes in cost-method investments during fiscal 2019 resulted from additional purchases of investments in the SGK Brand Solutions segment, partially offset by losses from certain investments in the SGK Brand Solutions and Memorialization segments.

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

8.     PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment and the related accumulated depreciation at September 30, 2019 and 2018 were as follows:

	2019	2018
Buildings	$114,276	$113,027
Machinery, equipment and other	446,356	452,846
	560,632	565,873
Less accumulated depreciation	(361,193)	(357,827)
	199,439	208,046
Land	17,310	18,017
Construction in progress	20,693	26,712
	$237,442	$252,775

Depreciation expense, including amortization of assets under capital lease, was $45,037, $45,412 and $44,668 for each of the three years ended September 30, 2019, 2018 and 2017, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

9.    LONG-TERM DEBT:

Long-term debt at September 30, 2019 and 2018 consisted of the following:

	2019	2018
Revolving credit facilities	$476,132	$322,711
Securitization facility	93,950	102,250
Senior secured term loan	53,497	212,086
2025 Senior Notes	296,716	296,176
Notes payable to banks	16,376	17,895
Short-term borrowings	395	4,915
Capital lease obligations	3,631	4,569
	940,697	960,602
Less current maturities	(42,503)	(31,260)
	$898,194	$929,342

The Company has a domestic credit facility with a syndicate of financial institutions that includes a $900,000 senior secured revolving credit facility and a $250,000 senior secured amortizing term loan. A portion of the revolving credit facility (not to exceed $150,000) can be drawn in foreign currencies. The term loan requires scheduled principal payments of 5.0% of the outstanding principal in year one, 7.5% in year two, and 10.0% in years three through five, payable in quarterly installments.  Pursuant to the terms of the domestic credit facility agreement, principal payments may be made on the term loan prior to the scheduled due date. The balance of the revolving credit facility and the term loan are due on the maturity date of April 26, 2021. Borrowings under both the revolving credit facility and the term loan bear interest at LIBOR (Euro LIBOR for balances drawn in Euros) plus a factor ranging from 0.75% to 2.00% (1.50% at September 30, 2019) based on the Company's secured leverage ratio.  The secured leverage ratio is defined as net secured indebtedness divided by EBITDA (earnings before interest, income taxes, depreciation and amortization) as defined within the domestic credit facility agreement.  The Company is required to pay an annual commitment fee ranging from 0.15% to 0.25% (based on the Company's leverage ratio) of the unused portion of the revolving credit facility.

The domestic credit facility requires the Company to maintain certain leverage and interest coverage ratios. A portion of the facility (not to exceed $35,000) is available for the issuance of trade and standby letters of credit. Outstanding U.S. dollar denominated borrowings on the revolving credit facility at September 30, 2019 and 2018 were $325,638 and $319,500, respectively. During the third quarter of fiscal 2019, the Company borrowed €125.0 million on the revolving credit facility. Proceeds from the Euro denominated borrowing were used to make a principal payment of $140,000 on the outstanding balance of the term loan. Outstanding Euro denominated borrowings on the revolving credit facility at September 30, 2019 were €125.0 million ($136,470). There were no Euro denominated borrowings on the revolving credit facility at September 30, 2018. Outstanding borrowings on the term loan at September 30, 2019 and 2018 were $53,497 and $212,086, respectively. The weighted-average interest rate on outstanding borrowings for the domestic credit facility (including the effects of interest rate swaps and Euro denominated borrowings) at September 30, 2019 and 2018 was 2.65% and 3.12%, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

9.     LONG-TERM DEBT, (continued)

The Company has a $115,000 accounts receivable securitization facility (the "Securitization Facility") with certain financial institutions which matures on April 11, 2020, and the Company intends to extend this facility. Under the Securitization Facility, the Company and certain of its domestic subsidiaries sell, on a continuous basis without recourse, their trade receivables to Matthews Receivables Funding Corporation, LLC (“Matthews RFC”), a wholly-owned bankruptcy-remote subsidiary of the Company. Matthews RFC in turn assigns a collateral interest in these receivables to certain financial institutions, and then may borrow funds under the Securitization Facility. The Securitization Facility does not qualify for sale treatment. Accordingly, the trade receivables and related debt obligations remain on the Company's Consolidated Balance Sheet. Borrowings under the Securitization Facility bear interest at LIBOR plus 0.75%. The Company is required to pay an annual commitment fee ranging from 0.25% to 0.35% of the unused portion of the Securitization Facility. Outstanding borrowings under the Securitization Facility at September 30, 2019 and 2018 were $93,950 and $102,250, respectively. The interest rate on borrowings under this facility at September 30, 2019 and 2018 was 2.77% and 3.01%, respectively.

The following table presents information related to interest rate contracts entered into by the Company and designated as cash flow hedges:

	September 30, 2019	September 30, 2018
Pay fixed swaps - notional amount	$293,750	$343,750
Net unrealized (loss) gain	$(534)	$11,309
Weighted-average maturity period (years)	1.9	2.7
Weighted-average received rate	2.02%	2.26%
Weighted-average pay rate	1.41%	1.37%

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

The fair value of the interest rate swaps reflected an unrealized loss, net of unrealized gains, of $534 ($403 after tax) and an unrealized gain of $11,309 ($8,538 after tax) at September 30, 2019 and 2018, respectively, that is included in shareholders' equity as part of accumulated other comprehensive income ("AOCI").  Assuming market rates remain constant with the rates at September 30, 2019, a gain (net of tax) of approximately $48 included in AOCI is expected to be recognized in earnings over the next twelve months.

At September 30, 2019 and 2018, the interest rate swap contracts were reflected on a gross-basis in the consolidated balance sheets as follows:

Derivatives:	2019	2018
Current assets:
Other current assets	$548	$3,867
Long-term assets:
Other assets	297	7,442
Current liabilities:
Other current liabilities	(484)	—
Long-term liabilities:
Other liabilities	(895)	—
Total derivatives	$(534)	$11,309

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

9.     LONG-TERM DEBT, (continued)

The gains recognized on derivatives was as follows:

Derivatives in Cash Flow Hedging Relationships	Location of Gain Recognized in Income on Derivatives	Amount of Gain Recognized in Income on Derivatives
		2019	2018	2017
Interest rate swaps	Interest expense	$3,181	$1,380	$1,752

The Company recognized the following gains (losses) in AOCI:

Derivatives in Cash Flow Hedging Relationships	Amount of (Loss) Gain Recognized in AOCI on Derivatives			Location of Gain Reclassified from AOCI into Income	Amount of Gain Reclassified from AOCI into Income (Effective Portion*)
	2019	2018	2017	(Effective Portion*)	2019	2018	2017

Interest rate swaps	$(6,540)	$6,095	$7,043	Interest expense	$2,402	$1,042	$1,069
* There is no ineffective portion or amount excluded from effectiveness testing.

The Company, through certain of its European subsidiaries, has a credit facility with a European bank, which is guaranteed by Matthews.  The maximum amount of borrowings available under this facility is €35.0 million ($38,212).  The credit facility matures in December 2019 and the Company intends to extend this facility. Outstanding borrowings under this facility were €12.8 million ($14,024) and €2.8 million ($3,211) at September 30, 2019 and 2018, respectively. The weighted-average interest rate on outstanding borrowings under this facility was 1.25% and 1.75% at September 30, 2019 and 2018, respectively.

The Company’s German subsidiary, Matthews Europe GmbH & Co. KG, has €15.0 million ($16,376) of senior unsecured notes with European banks.  The notes are guaranteed by Matthews and mature in November 2019.  A portion of the notes (€5.0 million) have a fixed interest rate of 1.40%, and the remainder bear interest at Euro LIBOR plus 1.40%.  The weighted-average interest rate on the notes at September 30, 2019 and 2018 was 1.40%.

Other debt totaled $395 and $5,399 at September 30, 2019 and 2018, respectively. The weighted-average interest rate on these outstanding borrowings was 2.17% and 2.21% at September 30, 2019 and 2018, respectively.

The Company uses certain foreign currency debt instruments as net investment hedges of foreign operations. Currency losses of $3,320 (net of income taxes of $1,077), which represent effective hedges of net investments, were reported as a component of AOCI within currency translation adjustment for the fiscal year 2019. The Company did not have any net investments hedges in the prior year.

In September 2014, a claim was filed seeking to draw upon a letter of credit issued by the Company of £8,570,000 ($10,541 at September 30, 2019) with respect to a performance guarantee on an environmental solutions project in Saudi Arabia. Management assessed the customer's demand to be without merit and initiated an action with the court in the United Kingdom (the "U.K. Court"). Pursuant to this action, an order was issued by the U.K. Court in January 2015 requiring that, upon receipt by the customer, the funds were to be remitted by the customer to the U.K. Court pending resolution of the dispute between the parties. As a result, the Company made payment on the draw to the financial institution for the letter of credit and the funds were ultimately received by the customer. The customer did not remit the funds to the U.K. Court as ordered. On June 14, 2016, the U.K Court ruled completely in favor of Matthews following a trial on the merits. However, the ongoing dispute involves litigation in multiple foreign jurisdictions because the contract between the parties includes a venue clause requiring the venue for any litigation to be in the United Kingdom, while the enforcement of any final judgment is required to be executed in Saudi Arabia.  The Company is currently pursuing a trial on the merits in Saudi Arabia which may not finally be resolved until calendar year 2020.  It is necessary to obtain an equivalent favorable ruling in the courts of Saudi Arabia to effectively enforce judgment and commence collection efforts.  The Company remains confident regarding the pending trial on the merits in Saudi Arabia and expects to be in a position to enforce the judgment and initiate collection efforts following completion of that trial.   However, as the customer has neither yet remitted the funds nor complied with the final, un-appealed orders of the U.K. Court, it is possible the resolution of this matter could have an unfavorable financial impact on Matthews’ results of operations.   The Company’s level of success in recovering funds from the customer will depend upon a number of factors including, a successful completion of the pending trial on the merits in Saudi Arabia, the availability of recoverable funds, and the subsequent level of cooperation from the Saudi Arabian government to enforce a potential judgment against the creditor.   The Company has determined that resolution of this matter may take an extended period of time and therefore

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

9.     LONG-TERM DEBT, (continued)

has classified the funded letter of credit within other assets on the Consolidated Balance Sheets as of September 30, 2019 and 2018.  The Company will continue to assess the accounting and collectability related to this matter as facts and circumstances evolve.

As of September 30, 2019 and 2018, the fair value of the Company's long-term debt, including current maturities, which is classified as Level 2 in the fair value hierarchy, approximated the carrying value included in the Consolidated Balance Sheets. The Company was in compliance with all of its debt covenants as of September 30, 2019.

Aggregate maturities of long-term debt, including short-term borrowings and capital leases, is as follows:

2020	$150,477	*
2021	490,957
2022	353
2023	313
2024	258
Thereafter	298,339
	$940,697

* The Company maintains certain debt facilities with current maturity dates in fiscal 2020 that it intends and has the ability to extend beyond fiscal 2020 totaling $107,974. These balances have been classified as non-current on the Company's Consolidated Balance Sheet.

10.     SHAREHOLDERS' EQUITY:

The authorized common stock of the Company consists of 70,000,000 shares of Class A Common Stock, $1.00 par value.

The Company has a stock repurchase program.  The buy-back program is designed to increase shareholder value, enlarge the Company's holdings of its common stock, and add to earnings per share.  Repurchased shares may be retained in treasury, utilized for acquisitions, or reissued to employees or other purchasers, subject to the restrictions set forth in the Company's Restated Articles of Incorporation.  Under the current authorization, the Company's Board of Directors has authorized the repurchase of a total of 5,000,000 shares of Matthews' common stock under the program, of which 712,312 shares remain available for repurchase as of September 30, 2019.

11.     SHARE-BASED PAYMENTS:

The Company maintains an equity incentive plan (the "2017 Equity Incentive Plan") that provides for grants of stock options, restricted shares, restricted share units, stock-based performance units and certain other types of stock-based awards. Under the 2017 Equity Incentive Plan, which has a ten-year term, the maximum number of shares available for grants or awards is an aggregate of 1,700,000.  At September 30, 2019, there were 1,700,000 shares reserved for future issuance under the 2017 Equity Incentive Plan, including 262,000 restricted share units that were granted during fiscal 2019. The 2017 Equity Incentive Plan is administered by the Compensation Committee of the Board of Directors.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

11.            SHARE-BASED PAYMENTS, (continued)

For the years ended September 30, 2019, 2018 and 2017, stock-based compensation cost totaled $7,729, $13,460 and $14,562, respectively. The years ended September 30, 2019, 2018, and 2017 included $1,849, $2,850, and $3,337 respectively, of stock-based compensation cost that was recognized at the time of grant for retirement-eligible employees. The associated future income tax benefit recognized was $1,535, $2,826 and $5,534 for the years ended September 30, 2019, 2018 and 2017, respectively.

The transactions for restricted stock for the year ended September 30, 2019 were as follows:

	Shares	Weighted- average Grant-date Fair Value
Non-vested at September 30, 2018	554,233	$55.71
Granted	262,200	42.21
Vested	(180,661)	57.93
Expired or forfeited	(20,137)	46.56
Non-vested at September 30, 2019	615,635	$49.61

As of September 30, 2019, the total unrecognized compensation cost related to unvested restricted stock was $7,482 which is expected to be recognized over a weighted-average period of 1.9 years.

The Company maintains the 2019 Director Fee Plan, the Amended and Restated 2014 Director Fee Plan and the 1994 Director Fee Plan (collectively, the "Director Fee Plans").  The 2019 Director Fee Plan was approved by the Company’s shareholders at the 2019 Annual Meeting of Shareholders on February 21, 2019. There will be no further fees or share-based awards granted under the Amended and Restated 2014 Director Fee Plan and the 1994 Director Fee Plan.  Under the 2019 Director Fee Plan, non-employee directors (except for the Chairman of the Board) each receive, as an annual retainer fee for fiscal 2019, either cash or shares of the Company's Class A Common Stock with a value equal to $85.  The annual retainer fee for fiscal 2019 paid to a non-employee Chairman of the Board is $185.  Where the annual retainer fee is provided in shares, each director may elect to be paid these shares on a current basis or have such shares credited to a deferred stock account as phantom stock, with such shares to be paid to the director subsequent to leaving the Board.  The total number of shares of stock that have been authorized to be issued under the 2019 Director Fee Plan or credited to a deferred stock compensation account for subsequent issuance is 150,000 shares of Common Stock (subject to adjustment upon certain events such as stock dividends or stock splits).  The value of deferred shares is recorded in other liabilities.  A total of 25,682 shares had been deferred under the Director Fee Plans at September 30, 2019.  Additionally, non-employee directors each receive an annual stock-based grant (non-statutory stock options, stock appreciation rights and/or restricted shares or units) with a value of $125 for fiscal year 2019.  196,266 restricted shares and restricted share units have been granted under the Director Fee Plans, 23,037 of which were issued under the 2019 Director Fee Plan. 34,542 restricted shares and restricted share units are unvested at September 30, 2019.

12.     EARNINGS PER SHARE:

The information used to compute (loss) earnings per share attributable to Matthews' common shareholders was as follows:

	2019	2018	2017
Net (loss) income available to Matthews shareholders	$(37,988)	$107,371	$74,368

Weighted-average shares outstanding (in thousands):
Basic shares	31,416	31,674	32,240
Effect of dilutive securities	—	187	330
Diluted shares	31,416	31,861	32,570

Anti-dilutive securities excluded from the dilutive calculation were insignificant for the fiscal years ended September 30, 2019, 2018, and 2017.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

13.    PENSION AND OTHER POSTRETIREMENT PLANS:

The Company provides defined benefit pension and other postretirement plans to certain employees. Effective January 1, 2014, the Company's principal retirement plan was closed to new participants.  The following provides a reconciliation of benefit obligations, plan assets and funded status of the plans as of the Company's actuarial valuation as of September 30, 2019 and 2018:

	Pension		Other Postretirement
	2019	2018	2019	2018
Change in benefit obligation:
Benefit obligation, beginning of year	$241,553	$259,672	$18,826	$20,316
Service cost	7,998	8,159	244	335
Interest cost	9,202	8,210	718	631
Actuarial loss (gain)	43,198	(15,229)	2,212	(907)
Exchange gain	(581)	(180)	—	—
Benefit payments	(11,413)	(19,079)	(1,048)	(1,549)
Benefit obligation, end of year	289,957	241,553	20,952	18,826

Change in plan assets:
Fair value, beginning of year	158,662	155,634	—	—
Actual return	6,852	10,914	—	—
Benefit payments (1)	(11,413)	(19,079)	(1,048)	(1,549)
Employer contributions	1,212	11,193	1,048	1,549
Fair value, end of year	155,313	158,662	—	—

Funded status	(134,644)	(82,892)	(20,952)	(18,828)
Unrecognized actuarial loss (gain)	95,741	53,405	(106)	(2,376)
Unrecognized prior service cost	(367)	(552)	(330)	(525)
Net amount recognized	$(39,270)	$(30,039)	$(21,388)	$(21,729)

Amounts recognized in the consolidated balance sheet:
Current liability	$(882)	$(857)	$(989)	$(1,075)
Noncurrent benefit liability	(133,762)	(82,035)	(19,963)	(17,753)
Accumulated other comprehensive loss (income)	95,374	52,853	(436)	(2,901)
Net amount recognized	$(39,270)	$(30,039)	$(21,388)	$(21,729)

Amounts recognized in accumulated
other comprehensive loss (income):
Net actuarial loss (income)	$95,741	$53,405	$(106)	$(2,376)
Prior service cost	(367)	(552)	(330)	(525)
Net amount recognized	$95,374	$52,853	$(436)	$(2,901)

(1) Pension benefit payments in fiscal 2018 included approximately $6,800 of lump sum distributions that were made to certain terminated vested employees as settlements of the employees' pension obligations. These distributions did not meet the threshold to qualify as settlements under U.S. GAAP and therefore, no unamortized actuarial losses were recognized in the Statements of Income upon completion of the lump sum distributions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

13.     PENSION AND OTHER POSTRETIREMENT PLANS, (continued)

Based upon actuarial valuations performed as of September 30, 2019 and 2018, the accumulated benefit obligation for the Company's defined benefit pension plans was $270,140 and $224,265 at September 30, 2019 and 2018, respectively, and the projected benefit obligation for the Company's defined benefit pension plans was $289,957 and $241,553 at September 30, 2019 and 2018, respectively.

Net periodic pension and other postretirement benefit cost for the plans included the following:

	Pension			Other Postretirement
	2019	2018	2017	2019	2018	2017
Service cost	$7,998	$8,159	$8,553	$244	$335	$392
Interest cost *	9,202	8,210	7,362	718	631	626
Expected return on plan assets *	(10,304)	(10,136)	(9,249)	—	—	—
Amortization:
Prior service cost	(186)	(138)	(181)	(195)	(195)	(195)
Net actuarial loss *	4,245	7,018	10,034	(59)	—	—
Net benefit cost	$10,955	$13,113	$16,519	$708	$771	$823

* Non-service components of pension and postretirement expense are included in other income (deductions), net.

Matthews has elected to utilize a full yield curve approach in the estimation of the service and interest cost components of net periodic benefit cost by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows.

Benefit payments under the Company's principal retirement plan are made from plan assets, while benefit payments under the supplemental retirement plan and postretirement benefit plan are made from the Company's operating cash.  Under I.R.S. regulations, the Company was not required to make any significant contributions to its principal retirement plan in fiscal 2019. The Company is required to make contributions of approximately $4,333 to its principal retirement plan in fiscal 2020.

Contributions made in fiscal 2019 are as follows:

Contributions	Pension	Other Postretirement
Supplemental retirement plan	$793	$—
Other retirement plans	419	—
Other postretirement plan	—	1,048

Amounts of AOCI expected to be recognized in net periodic benefit costs in fiscal 2020 include:

	Pension Benefits	Other Postretirement Benefits
Net actuarial loss	$9,790	$—
Prior service cost	(186)	(94)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

13.     PENSION AND OTHER POSTRETIREMENT PLANS, (continued)

The weighted-average assumptions in the following table represent the rates used to develop the actuarial present value of the projected benefit obligation for the year listed and also the net periodic benefit cost for the following year. The measurement date of annual actuarial valuations for the Company's principal retirement and other postretirement benefit plans was September 30, for fiscal 2019, 2018 and 2017.  The weighted-average assumptions for those plans were:

	Pension			Other Postretirement
	2019	2018	2017	2019	2018	2017
Discount rate	3.13%	4.21%	3.76%	3.10%	4.19%	3.72%
Return on plan assets	6.75%	6.75%	6.75%	—	—	—
Compensation increase	3.50%	3.50%	3.50%	—	—	—

In October 2014, the Society of Actuaries' Retirement Plans Experience Committee ("RPEC") released new mortality tables known as RP 2014. Each year, RPEC releases an update to the mortality improvement assumption that was released with the RP 2014 tables. The Company considered the RPEC mortality and mortality improvement tables and performed a review of its own mortality history to assess the appropriateness of the RPEC tables for use in generating financial results.  In fiscal years 2019, 2018 and 2017, the Company elected to value its principal retirement and other postretirement benefit plan liabilities using the base RP 2014 mortality table and a slightly modified fully generational mortality improvement assumption. The revised assumption uses the most recent RPEC mortality improvement table for all years where the RPEC tables are based on finalized data, and the most recently published Social Security Administration Intermediate mortality improvement for subsequent years.

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

The Company's defined benefit pension plans' weighted-average asset allocation at September 30, 2019 and 2018 and weighted-average target allocation were as follows:

	Plan Assets at		Target
Asset Category	2019	2018	Allocation*
Equity securities	$105,297	$92,745	65%
Fixed income, cash and cash equivalents	39,156	44,250	25%
Other investments	10,860	21,667	10%
	$155,313	$158,662	100%

* Target allocation relates to the Company's primary defined benefit pension plan as of September 30, 2019.

Based on an analysis of the historical and expected future performance of the plan's assets and information provided by its independent investment advisor, the Company set the long-term rate of return assumption for its primary defined benefit pension plans' assets at 6.75% in 2019 for purposes of determining pension cost and funded status under current guidance.  The Company's discount rate assumption used in determining the present value of the projected benefit obligation is based upon published indices.

The Company categorizes plan assets within a three level fair value hierarchy (see Note 5 for a further discussion of the fair value hierarchy). The valuation methodologies used to measure the fair value of pension assets, including the level in the fair value hierarchy in which each type of pension plan asset is classified as follows.

Equity securities consist of direct investments in the stocks of publicly traded companies.  Such investments are valued based on the closing price reported in an active market on which the individual securities are traded.  As such, the direct investments are classified as Level 1.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

13.     PENSION AND OTHER POSTRETIREMENT PLANS, (continued)

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

The Company's defined benefit pension plans' asset categories at September 30, 2019 and 2018 were as follows:

	September 30, 2019
Asset Category	Level 1	Level 2	Level 3	Total
Equity securities - stocks	$54,985	$—	$—	$54,985
Equity securities - mutual funds	50,312	—	—	50,312
Fixed income securities	15,829	18,968	—	34,797
Cash and cash equivalents	4,359	—	—	4,359
Other investments	—	—	10,860	10,860
Total	$125,485	$18,968	$10,860	$155,313

	September 30, 2018
Asset Category	Level 1	Level 2	Level 3	Total
Equity securities - stocks	$46,628	$—	$—	$46,628
Equity securities - mutual funds	46,117	—	—	46,117
Fixed income securities	26,789	14,785	—	41,574
Cash and cash equivalents	2,676	—	—	2,676
Other investments	11,552	—	10,115	21,667
Total	$133,762	$14,785	$10,115	$158,662

Changes in the fair value of Level 3 assets at September 30, 2019 and 2018 are summarized as follows:

Asset Category	Fair Value, Beginning of Period	Acquisitions	Dispositions	Realized Gains	Unrealized Gains (Losses)	Fair Value, End of Period
Other investments:
Fiscal Year Ended:
September 30, 2019	$10,115	$4,162	$(2,786)	$685	$(1,316)	$10,860
September 30, 2018	9,480	—	(149)	261	523	10,115

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

13.     PENSION AND OTHER POSTRETIREMENT PLANS, (continued)

Benefit payments expected to be paid are as follows:

Years ending September 30:	Pension Benefits	Other Postretirement Benefits

2020	$10,733	$989
2021	11,057	1,021
2022	12,360	1,051
2023	12,690	1,082
2024	14,038	1,127
2025-2029	75,514	5,832
	$136,392	$11,102

For measurement purposes, a rate of increase of 7.3% in the per capita cost of health care benefits was assumed for 2020; the rate was assumed to decrease gradually to 4.0% for 2070 and remain at that level thereafter.  Assumed health care cost trend rates have a significant effect on the amounts reported.  An increase in the assumed health care cost trend rates by one percentage point would have increased the accumulated postretirement benefit obligation as of September 30, 2019 by $718 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year then ended by $39.  A decrease in the assumed health care cost trend rates by one percentage point would have decreased the accumulated postretirement benefit obligation as of September 30, 2019 by $629 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year then ended by $34.

The Company sponsors defined contribution plans for hourly and salary employees. The expense associated with the contributions made to these plans was $8,176, $8,685, and $8,620 for the fiscal years ended September 30, 2019, 2018 and 2017, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

14.     ACCUMULATED OTHER COMPREHENSIVE INCOME:

The changes in AOCI by component, net of tax, for the years ended September 30, 2019, 2018, and 2017 were as follows:

	Postretirement Benefit Plans		Currency Translation Adjustment	Derivatives		Total
Attributable to Matthews:
Balance, September 30, 2016	$(56,050)		$(122,259)	$(3,559)		$(181,868)
OCI before reclassification	6,536		9,352	7,043		22,931
Amounts reclassified from AOCI	5,891	(a)	—	(1,069)	(b)	4,822
Net current-period OCI	12,427		9,352	5,974		27,753
Balance, September 30, 2017	$(43,623)		$(112,907)	$2,415		$(154,115)
OCI before reclassification	10,584		(22,053)	6,095		(5,374)
Amounts reclassified from AOCI	5,047	(a)	—	(1,042)	(b)	4,005
Net current-period OCI	15,631		(22,053)	5,053		(1,369)
Reclassification of AOCI tax effects	(9,884)	(c)	—	1,070	(c)	(8,814)
Balance, September 30, 2018	$(37,876)		$(134,960)	$8,538		$(164,298)
OCI before reclassification	(36,784)		(21,254)	(6,540)		(64,578)
Amounts reclassified from AOCI	2,917	(a)	—	(2,402)	(b)	515
Net current-period OCI	(33,867)		(21,254)	(8,942)		(64,063)
Balance, September 30, 2019	$(71,743)		$(156,214)	$(404)		$(228,361)

Attributable to noncontrolling interest:
Balance, September 30, 2016	$—		$277	$—		$277
OCI before reclassification	—		119	—		119
Net current-period OCI	—		119	—		119
Balance, September 30, 2017	$—		$396	$—		$396
OCI before reclassification	—		71	—		71
Net current-period OCI	—		71	—		71
Balance, September 30, 2018	$—		$467	$—		$467
OCI before reclassification	—		(92)	—		(92)
Net current-period OCI	—		(92)	—		(92)
Balance, September 30, 2019	$—		$375	$—		$375

(a)	Amounts were included in net periodic benefit cost for pension and other postretirement benefit plans (see Note 13).

(b)	Amounts were included in interest expense in the periods the hedged item affected earnings (see Note 9).

(c)	Amounts were reclassified from AOCI to retained earnings through adoption of ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220) (see Note 3).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

14.     ACCUMULATED OTHER COMPREHENSIVE INCOME, (continued)

Accumulated other comprehensive loss at September 30, 2019 and 2018 consisted of the following:

	2019	2018
Cumulative foreign currency translation	$(156,214)	$(134,960)
Fair value of derivatives, net of tax of $131 and $2,771, respectively	(404)	8,538
Minimum pension liabilities, net of tax of $23,195 and $12,076, respectively	(71,743)	(37,876)
	$(228,361)	$(164,298)

Reclassifications out of AOCI for the years ended September 30, 2019, 2018 and 2017 were as follows:

Details about AOCI Components	September 30, 2019		September 30, 2018	September 30, 2017	Affected line item in the Statement of Income
Postretirement benefit plans
Prior service (cost) credit	$381	(a)	$333	$376
Actuarial losses	(4,245)	(a)	(7,018)	(10,034)
	(3,864)	(b)	(6,685)	(9,658)	Income before income tax
	947		1,638	3,767	Income taxes
	$(2,917)		$(5,047)	$(5,891)	Net income
Derivatives
Interest rate swap contracts	$3,181		$1,380	$1,752	Interest expense
	3,181	(b)	1,380	1,752	Income before income tax
	(779)		(338)	(683)	Income taxes
	$2,402		$1,042	$1,069	Net income

(a)
Prior service cost amounts are included in the computation of pension and other postretirement benefit expense, which is reported in both cost of goods sold and selling and administrative expenses.  Actuarial losses are reported in other income (deductions), net. For additional information, see Note 13.

(b)	For pre-tax items, positive amounts represent income and negative amounts represent expense.

15.     INCOME TAXES:

The income tax provision (benefit) consisted of the following:

	2019	2018	2017
Current:
Federal	$3,308	$(2,577)	$1,542
State	2,232	1,051	628
Foreign	2,049	15,533	10,459
	7,589	14,007	12,629
Deferred:
Federal	(5,472)	(24,094)	11,887
State	(2,782)	1,315	905
Foreign	1,471	(346)	(3,067)
	(6,783)	(23,125)	9,725
Total	$806	$(9,118)	$22,354

The U.S. Tax Cuts and Jobs Act (the “Act”) was enacted on December 22, 2017. The Act reduced the U.S. federal corporate tax rate from 35.0% to 21.0% effective January 1, 2018, which resulted in a blended U.S. statutory tax rate of 24.5% for the Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

15.     INCOME TAXES, (continued)

in fiscal 2018, and a 21.0% rate for the Company in 2019. The Act also required a one-time transition tax on earnings of certain foreign subsidiaries that were previously deferred, and created new taxes on certain foreign-sourced earnings.

Foreign tax effects: The Company completed the estimate for its one-time transition tax for all of its foreign subsidiaries, resulting in a decrease in income tax expense of $300 for the year ended September 30, 2019. The one-time transition tax was calculated using an estimate of the Company’s total post-1986 earnings and profits (“E&P”) that were previously deferred from U.S. income taxes.

Global intangible low taxed income ("GILTI"): The Act also created a new requirement that certain income earned by foreign subsidiaries must be included currently in the gross income of the U.S. shareholder. Under U.S. GAAP, the Company is permitted to make an accounting policy election to either treat taxes due on future inclusions in U.S. taxable income related to GILTI as a current-period expense when incurred or to factor such amounts into the Company's measurement of its deferred taxes. The Company has made the election to treat taxes due on future inclusions related to GILTI as current period expense. The Company was able to make reasonable estimates to calculate a provision that is included in the current period expense.

The reconciliation of the federal statutory tax rate to the consolidated effective tax rate was as follows:

	2019	2018	2017
Federal statutory tax rate	21.0%	24.5%	35.0%
Effect of state income taxes, net of federal deduction	2.7%	2.2%	1.4%
Foreign statutory taxes compared to federal statutory rate	(0.8)%	1.4%	(7.2)%
Share-based compensation	(3.1)%	(0.6)%	(1.2)%
U.S. manufacturing incentive	—%	(1.3)%	(1.8)%
Tax credits	4.9%	(2.7)%	(2.6)%
Tax basis difference	9.8%	(1.5)%	—%
Transition tax	—%	9.0%	—%
U.S. statutory tax rate change on temporary differences	—%	(38.7)%	—%
Goodwill write-down	(40.2)%	—%	—%
Other	3.6%	(1.6)%	(0.4)%
Effective tax rate	(2.1)%	(9.3)%	23.2%

The Company's consolidated income taxes for the year ended September 30, 2019 were a charge of $806, compared to income tax benefit of $9,118 for fiscal 2018. The increase in the fiscal 2019 effective tax rate, compared to fiscal 2018, primarily reflected the fiscal 2018 U.S. deferred tax benefit from the Act enactment. For 2019 the Company’s effective tax rate was unfavorable compared to the U.S. federal statutory rate primarily due to the 2019 goodwill write-down, the majority of which did not have an accompanying tax benefit. The 2019 effective tax rate benefited from research and development and foreign tax credits and the elimination, achieved through tax planning, of a taxable basis difference.

The Company's foreign subsidiaries had income before income taxes for the years ended September 30, 2019, 2018 and 2017 of approximately $11,042, $56,424 and $24,118, respectively. Deferred income taxes have not been provided on undistributed earnings of foreign subsidiaries since they have either been previously taxed, or are now exempt from tax, under the U.S. Tax Cuts and Jobs Act, and such earnings are considered to be reinvested indefinitely in foreign operations. At September 30, 2019, undistributed earnings of foreign subsidiaries for which deferred income taxes have not been provided approximated $256,695.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

15.     INCOME TAXES, (continued)

The components of deferred tax assets and liabilities at September 30, 2019 and 2018 are as follows:

	2019	2018
Deferred tax assets:
Pension and postretirement benefits	$37,587	$24,597
Accruals and reserves not currently deductible	10,400	9,596
Income tax credit carryforward	3,204	3,216
Operating and capital loss carryforwards	21,896	21,858
Stock options	4,778	5,157
Other	5,381	3,963
Total deferred tax assets	83,246	68,387
Valuation allowances	(15,352)	(15,188)
Net deferred tax assets	67,894	53,199

Deferred tax liabilities:
Depreciation	(24,792)	(16,156)
Unrealized gains and losses	(565)	(8,637)
Goodwill and intangible assets	(138,952)	(147,571)
Other	(1,035)	(517)
	(165,344)	(172,881)

Net deferred tax liability	$(97,450)	$(119,682)

At September 30, 2019, the Company had foreign net operating loss carryforwards of $65,002 and foreign capital loss carryforwards of $19,223. The Company has recorded deferred tax assets of $4,033 for state net operating loss carryforwards, which will be available to offset future income tax liabilities. If not used, state net operating losses will begin to expire in 2020.  Certain of the foreign net operating losses begin to expire in 2020 while the majority of the Company's foreign net operating losses have no expiration period. Certain of these carryforwards are subject to limitations on use due to tax rules affecting acquired tax attributes, loss sharing between group members, and business continuation.  Therefore, the Company has established tax-effected valuation allowances against these tax benefits in the amount of $15,352 at September 30, 2019.

Changes in the total amount of gross unrecognized tax benefits (excluding penalties and interest) are as follows:

	2019	2018	2017
Balance, beginning of year	$14,827	$7,968	$13,820
Increases for tax positions of prior years	—	7,886	839
Decreases for tax positions of prior years	—	—	(5,890)
Increases based on tax positions related to the current year	1,420	882	378
Decreases due to lapse of statute of limitation	(721)	(1,909)	(1,179)
Balance, end of year	$15,526	$14,827	$7,968

The Company had unrecognized tax benefits of $11,417 at September 30, 2019, which would impact the annual effective tax rate.  It is reasonably possible that the amount of unrecognized tax benefits could decrease by approximately $4,910 in the next 12 months primarily due to the completion of audits and the expiration of the statute of limitation related to specific tax positions.

The Company classifies interest and penalties on tax uncertainties as a component of the provision for income taxes.  Total penalties and interest accrued were $2,880 and $2,229 at September 30, 2019 and 2018, respectively.  These accruals may potentially be applicable in the event of an unfavorable outcome of uncertain tax positions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

15.     INCOME TAXES, (continued)

The Company is currently under examination in several tax jurisdictions and remains subject to examination until the statute of limitation expires for those tax jurisdictions.

As of September 30, 2019, the tax years that remain subject to examination by major jurisdiction generally are:

United States - Federal	2015 and forward
United States - State	2015 and forward
Canada	2015 and forward
Germany	2015 and forward
United Kingdom	2018 and forward
Australia	2015 and forward
Singapore	2014 and forward

16.     COMMITMENTS AND CONTINGENT LIABILITIES:

The Company operates various production, warehouse and office facilities and equipment under operating lease agreements.  Annual rentals under these and other operating leases were $38,015, $38,934 and $36,400 in fiscal 2019, 2018 and 2017, respectively.  Future minimum rental commitments under non-cancelable operating lease arrangements for fiscal years 2020 through 2024 are $28,557, $21,567, $14,755, $9,394 and $6,694, respectively.

The Company is party to various legal proceedings, the eventual outcome of which are not predictable.  Although the ultimate disposition of these proceedings is not presently determinable, management is of the opinion that they should not result in liabilities in an amount which would materially affect the Company's consolidated financial position, results of operations or cash flows.

The Company has employment agreements with certain employees, the terms of which expire at various dates between fiscal 2020 and 2023.  The agreements generally provide for base salary and bonus levels and include non-compete provisions.  The aggregate commitment for salaries under these agreements at September 30, 2019 was $2,349.

The Company is involved in a dispute with a customer related to a project in Saudi Arabia. It is possible the resolution of this matter could have an unfavorable financial impact on Matthews’ results of operations. See further discussion in Note 9.

17.     ENVIRONMENTAL MATTERS:

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

At September 30, 2019, an accrual of $1,400 had been recorded for environmental remediation (of which $583 was classified in other current liabilities), related to the non-operating former manufacturing sites representing management's best estimate of the probable and reasonably estimable costs of known remediation obligations for one of the Company's subsidiaries.  The accrual does not consider the effects of inflation and anticipated expenditures are not discounted to their present value.  While final resolution of these contingencies could result in costs different than current accruals, management believes the ultimate outcome will not have a significant effect on the Company's consolidated results of operations or financial position.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

18.     SUPPLEMENTAL CASH FLOW INFORMATION:

Changes in working capital items as presented in the Consolidated Statements of Cash Flows consisted of the following:

	2019	2018	2017
Current assets:
Accounts receivable	$8,779	$(790)	$(7,045)
Inventories	830	(2,869)	(2,289)
Other current assets	10,317	(16,293)	4,447
	19,926	(19,952)	(4,887)
Current liabilities:
Trade accounts payable	3,715	2,516	5,672
Accrued compensation	(8,832)	(10,940)	(2,469)
Accrued income taxes	(5,416)	(9,973)	5,054
Other current liabilities	(21,875)	28,415	2,414
	(32,408)	10,018	10,671
Net change	$(12,482)	$(9,934)	$5,784

19.     SEGMENT INFORMATION:

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

In addition, the CODM manages and evaluates the operating performance of the segments, as described above, on a pre-corporate cost allocation basis. Accordingly, for segment reporting purposes, the Company has discontinued allocating corporate costs to its reportable segments beginning in fiscal 2019. Corporate costs include management and administrative support to the Company, which consists of certain aspects of the Company’s executive management, legal, compliance, human resources, information technology (including operational support) and finance departments. These costs are included within "Corporate and Non-Operating" in the following table to reconcile to consolidated adjusted EBITDA and are not considered a separate reportable segment. Management does not allocate non-operating items such as investment income, other income (deductions), net and noncontrolling interest to the segments. The accounting policies of the segments are the same as those described in Summary of Significant Accounting Policies (Note 2).  Intersegment sales are accounted for at negotiated prices.  Segment assets include those assets that are used in the Company's operations within each segment.  Assets classified under "Corporate and Non-Operating" principally consist of cash and cash equivalents, investments, deferred income taxes and corporate headquarters' assets.  Long-lived assets include property, plant and equipment (net of accumulated depreciation), goodwill, and other intangible assets (net of accumulated amortization).

Information about the Company's segments follows: (Segment financial information for the fiscal years ended September 30, 2018 and 2017 has been revised to present the prior period information on a comparable basis.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

19.     SEGMENT INFORMATION, (continued)

	SGK Brand Solutions	Memorialization	Industrial Technologies	Corporate and Non-Operating	Consolidated
Sales to external customers:
2019	$743,869	$636,892	$156,515	$—	$1,537,276
2018	805,274	631,392	165,914	—	1,602,580
2017	770,181	615,882	129,545	—	1,515,608
Intersegment sales:
2019	703	25	48	—	776
2018	310	2	9	—	321
2017	356	—	2	—	358
Depreciation and amortization:
2019	59,684	19,731	6,195	5,183	90,793
2018	46,300	20,005	5,796	4,873	76,974
2017	41,941	19,808	2,863	3,369	67,981
Adjusted EBITDA:
2019	119,493	134,286	24,082	(56,989)	220,872
2018	150,233	145,487	25,864	(66,470)	255,114
2017	144,783	139,192	18,481	(63,773)	238,683
Total assets:
2019	1,106,276	830,377	191,533	62,417	2,190,603
2018	1,285,053	814,800	196,855	61,036	2,357,744
2017	1,276,295	741,148	161,472	65,734	2,244,649
Capital expenditures:
2019	22,310	9,352	2,382	3,644	37,688
2018	22,133	15,513	2,577	2,977	43,200
2017	22,941	8,078	4,622	9,294	44,935

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

19.     SEGMENT INFORMATION, (continued)

A reconciliation of adjusted EBITDA to net income follows:

	2019	2018	2017
Total Adjusted EBITDA	220,872	255,114	238,683

Acquisition costs (1)**	$(10,872)	$(10,918)	$(17,722)
ERP integration costs (2)**	(7,508)	(10,864)	(8,026)
Strategic initiatives and other charges (3)**	(13,449)	(5,266)	(9,209)
Loss recoveries, net of costs (4)	—	—	10,683
Joint Venture depreciation, amortization and interest expense (5)	(1,514)	—	—
Goodwill write-down (6)	(77,572)	—	—
Net realized (losses) gains on divestitures and asset dispositions:
Loss on divestitures (7)	(6,469)	—	—
Realized (loss) gain on cost-method investments (8)	(4,731)	3,771	—
Net gains from the sale of buildings and vacant properties (9)	7,347	—	—
Stock-based compensation	(7,729)	(13,460)	(14,562)
Non-service pension and postretirement expense (10)	(3,802)	(5,723)	(8,773)
Depreciation and amortization *	(90,793)	(76,974)	(67,981)
Interest expense	(40,962)	(37,427)	(26,371)
Net loss attributable to noncontrolling interests	(901)	(260)	(435)
(Loss) income before income taxes	$(38,083)	97,993	96,287
Income tax (provision) benefit	(806)	9,118	(22,354)
Net (loss) income	(38,889)	107,111	73,933

(1) Includes certain non-recurring costs associated with recent acquisition activities.
(2) Represents costs associated with global ERP system integration efforts.
(3) Includes certain non-recurring costs primarily associated with productivity and cost-reduction initiatives intended to result in improved operating performance, profitability and working capital levels.

(4) Represents loss recoveries, net of related costs, related to the theft of funds by a former employee.
(5) Represents the Company's portion of depreciation, intangible amortization and interest expense incurred by non-consolidated subsidiaries accounted for as equity-method investments within the Memorialization segment.

(6) Represents the goodwill write-down for a reporting unit within the SGK Brand Solutions segment.
(7) Represents a loss on the sale of a controlling interest in a subsidiary and divestiture of a business within the Memorialization segment.
(8) Includes gains/losses related to cost-method investments, and related assets, within SGK Brand Solutions and Memorialization segments.
(9) Includes significant building and vacant property transactions resulting in a gain of $8,663 within the Industrial Technologies segment and losses of $915 and $401 within the SGK Brand Solutions and Memorialization segments, respectively.

(10) Non-service pension and postretirement expense includes interest cost, expected return on plan assets and amortization of actuarial gains and losses. These benefit cost components are excluded from adjusted EBITDA since they are primarily influenced by external market conditions that impact investment returns and interest (discount) rates. The service cost and prior service cost components of pension and postretirement expense are included in the calculation of adjusted EBITDA, since they are considered to be a better reflection of the ongoing service-related costs of providing these benefits. Please note that GAAP pension and postretirement expense or the adjustment above are not necessarily indicative of the current or future cash flow requirements related to these employee benefit plans.

* Depreciation and amortization was $59,684, $46,300, and $41,941 for the SGK Brand Solutions segment, $19,731, $20,005, and $19,808 for the Memorialization segment, $6,195, $5,796, and $2,863 for the Industrial Technologies segment, and $5,183, $4,873, and $3,369 for Corporate and Non-Operating, for the fiscal years ended September 30, 2019, 2018, and 2017, respectively.
** Acquisition costs, ERP integration costs, and strategic initiatives and other charges were $8,903, $11,044, and $14,453 for the SGK Brand Solutions segment, $3,073, $613, and $612 for the Industrial Technologies segment, and $19,853, $13,961, and $19,050 for Corporate and Non-Operating, for the fiscal years ended September 30, 2019, 2018, and 2017, respectively. Acquisition costs, ERP integration costs, and strategic initiatives and other charges were $1,430, and $842 for the Memorialization segment for the fiscal years ended September 30, 2018, and 2017, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

19.     SEGMENT INFORMATION, (continued)

Information about the Company's operations by geographic area follows:

	North America	Central and South America	Europe	Australia	Asia	Consolidated
Sales to external customers:
2019	$1,038,268	$5,853	$426,253	$20,885	$46,017	$1,537,276
2018	1,066,367	6,171	456,078	23,276	50,688	1,602,580
2017	1,043,924	6,518	396,242	21,507	47,417	1,515,608

Long-lived assets:
2019	1,047,505	15,585	342,802	21,278	57,729	1,484,899
2018	1,182,250	16,535	365,455	23,037	58,302	1,645,579
2017	1,069,862	13,882	382,940	24,887	66,138	1,557,709

20.    ACQUISITIONS AND DIVESTITURES:

Fiscal 2019:

On November 1, 2018 the Company acquired 80% ownership of Frost Converting Systems, Inc. (“Frost”) for a purchase price of approximately $7,162 (net of cash acquired and holdback amounts, subject to working capital adjustments). Frost is a leading global supplier of high-performance rotary dies for embossing, creasing and cutting of paperboard packaging and is included in the Company's SGK Brand Solutions segment. The Company finalized the allocation of the purchase price related to the Frost acquisition in the fourth quarter of fiscal 2019, resulting in an immaterial adjustment to certain working capital accounts.

During fiscal 2019, the Company completed small acquisitions in the Memorialization segment for a combined purchase price of $3,094 (net of cash acquired and holdback amounts, subject to working capital adjustments). The preliminary purchase price allocations are not finalized as of September 30, 2019 and are subject to changes as the Company obtains additional information related to fixed assets, intangible assets, and other assets and liabilities.

During fiscal 2019, the Company completed the sale of a 51% ownership interest in a small Memorialization business. Net proceeds from this sale totaled approximately $8,254, and the transaction resulted in the recognition of a $5,587 loss, which is included as a component of administrative expenses for the year ended September 30, 2019. Immediately following the transaction, the Company retained a non-controlling interest in this business, which will be accounted for as an equity-method investment. The Company also divested of a small, fully owned Memorialization business, resulting in the recognition of a $882 loss, which is included as a component of administrative expenses for the year ended September 30, 2019.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

20.     ACQUISITIONS AND DIVESTITURES, (continued)

During fiscal 2018, the Company completed several additional smaller acquisitions for an aggregate purchase price of $39,465 (net of cash acquired and holdback amounts). These additional acquisitions strengthen the Company's operations across the SGK Brand Solutions and Memorialization segments. The Company finalized the allocation of purchase price related to certain of these acquisitions in the fourth quarter of fiscal 2018, resulting in an immaterial adjustment to certain working capital amounts. The Company finalized the allocation of the purchase price related to the remaining acquisitions in the third quarter of 2019, resulting in an immaterial adjustment to certain working capital accounts.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

21.     GOODWILL AND OTHER INTANGIBLE ASSETS:

Changes to goodwill during the years ended September 30, 2019 and 2018, follow.

	SGK Brand Solutions	Memorialization	Industrial Technologies	Consolidated
Goodwill	$491,895	$347,507	$69,144	$908,546
Accumulated impairment losses	(5,752)	(5,000)	—	(10,752)
Balance at September 30, 2017	486,143	342,507	69,144	897,794

Additions during period	8,743	29,059	22,877	60,679
Translation and other adjustments	(9,568)	(16)	5	(9,579)
Goodwill	491,070	376,550	92,026	959,646
Accumulated impairment losses	(5,752)	(5,000)	—	(10,752)
Balance at September 30, 2018	485,318	371,550	92,026	948,894

Additions during period	1,506	3,592	—	5,098
Divestiture during period	—	(14,970)	—	(14,970)
Translation and other adjustments	(13,548)	(435)	(660)	(14,643)
Goodwill	479,028	364,737	91,366	935,131
Accumulated impairment losses	(5,752)	(5,000)	—	(10,752)
Goodwill write-down	$(77,572)	$—	$—	$(77,572)
Balance at September 30, 2019	$395,704	$359,737	$91,366	$846,807

The Company performed its annual impairment review of goodwill and indefinite-lived intangible assets in the second quarter of fiscal 2019. As a result of this review, the Company determined that the estimated fair value of all reporting units exceeded carrying value. Due to challenging market conditions affecting the Graphics Imaging reporting unit within the SGK Brand Solutions segment and the estimated fair value of this reporting unit exceeding its carrying value by approximately 10%, the Company provided additional disclosure in its Form 10-Q for the second and third quarters of fiscal 2019 indicating that further deterioration of conditions could result in a future goodwill write-down for this reporting unit.

In consideration of continued challenging market conditions affecting the SGK Brand Solutions segment throughout the remainder of fiscal 2019, the Company initiated an in-depth review of the commercial and cost structure of the segment during the fourth quarter. This review identified certain opportunities to improve the segment’s profitability and reduce its operating cost structure and, as a result, the Company revised its estimates of future earnings and cash flows for the Graphics Imaging reporting unit. In response to these revised projections, the Company re-evaluated the goodwill for the Graphics Imaging reporting unit, as of September 1, 2019. As a result of this interim assessment, the Company recorded a goodwill write-down of $77,572 during the fiscal 2019 fourth quarter. Subsequent to this write-down, the fair value of the Graphics Imaging reporting unit approximates carrying value at September 30, 2019. The fair value for this reporting unit was determined using level 3 inputs (including estimates of revenue growth, EBITDA contribution and the discount rate) and a combination of the income approach using the estimated discounted cash flows and a market-based valuation methodology. If current projections are not achieved or specific valuation factors outside the Company’s control (such as discount rates) significantly change, additional goodwill write-downs may be necessary in future periods.

In fiscal 2019, the additions to SGK Brand Solutions goodwill reflects the acquisition of Frost. The changes in Memorialization goodwill primarily reflect small acquisitions and divestitures completed in fiscal 2019.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

21. GOODWILL AND OTHER INTANGIBLE ASSETS, (continued)

The following tables summarize the carrying amounts and related accumulated amortization for intangible assets as of September 30, 2019 and 2018, respectively.

	Carrying Amount	Accumulated Amortization		Net
September 30, 2019
Trade names	$30,540	$—	*	$30,540
Trade names	148,628	(22,653)		125,975
Customer relationships	374,515	(137,330)		237,185
Copyrights/patents/other	20,463	(13,513)		6,950
	$574,146	$(173,496)		$400,650

September 30, 2018
Trade names	$126,047	$—	*	$126,047
Trade names	53,523	(5,444)		48,079
Customer relationships	372,382	(110,760)		261,622
Copyrights/patents/other	20,848	(12,686)		8,162
	$572,800	$(128,890)		$443,910
* Not subject to amortization

The net change in intangible assets during fiscal 2019 included the impact of foreign currency fluctuations during the period, additional amortization, additions related to the Frost acquisition, and reductions from the divestiture of a Memorialization business. In the fourth quarter of fiscal 2019, the Company reassessed its trade name strategy for the SGK Brand Solutions segment, in conjunction with an overall assessment and shift of its commercial structure and strategy for this segment, and initiated a plan to reduce its global trade names for its core brand solutions businesses. As a result of this change, the Company has begun to discontinue the use of certain trade names within the SGK Brand Solutions segment. Accordingly, the remaining useful lives of the impacted trade names have been reduced to three years, reflecting the Company’s brand migration plans and an estimated time period when the discontinued trade names will be classified as defensive assets.

Amortization expense on intangible assets was $45,756, $31,562, and $23,313 in fiscal 2019, 2018 and 2017, respectively. Fiscal year amortization expense is estimated to be approximately $71,500 in 2020, $60,100 in 2021, $46,700 in 2022, $27,800 in 2023 and $26,200 in 2024.

22.     LEGAL MATTER:

During fiscal 2017, the Company recognized loss recoveries of $11,325 related to the previously disclosed theft of funds by a former employee initially identified in fiscal 2015.

SUPPLEMENTARY FINANCIAL INFORMATION

Selected Quarterly Financial Data (Unaudited):

The following table sets forth certain items included in the Company's unaudited consolidated financial statements for each quarter of fiscal 2019 and fiscal 2018.

	Quarter Ended
	December 31	March 31	June 30	September 30	Year Ended September 30
	(Dollar amounts in thousands, except per share data)
FISCAL YEAR 2019:

Sales	$374,177	$391,400	$379,294	$392,405	$1,537,276

Gross profit	126,411	136,281	137,178	142,596	542,466

Operating profit (loss)	16,166	24,264	29,691	(59,818)	10,303

Net income (loss) attributable to Matthews shareholders	3,097	15,417	14,629	(71,131)	(37,988)

Earnings (loss) per share:
Basic	$0.10	$0.49	$0.47	$(2.28)	$(1.21)
Diluted	0.10	0.48	0.46	(2.28)	(1.21)

FISCAL YEAR 2018:

Sales	$369,454	$414,061	$411,621	$407,444	$1,602,580

Gross profit (1)	131,413	150,680	152,615	149,513	584,221

Operating profit (1)	19,349	31,216	39,320	48,672	138,557

Net income attributable to Matthews shareholders	35,180	18,182	24,414	29,595	107,371

Earnings per share:
Basic	$1.11	$0.57	$0.77	$0.94	$3.39
Diluted	1.10	0.57	0.77	0.93	3.37

(1)
Amounts were revised to reflect retrospective application for adoption of ASU No. 2017-07, "Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost" on October 1, 2018. As a result, gross profit increased $714, $714, $714 and $729, respectively for each quarter in 2018, and operating profit increased $1,425, $1,425, $1,425 and $1,448, respectively for each quarter in 2018.

FINANCIAL STATEMENT SCHEDULE

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

		Additions
Description	Balance at Beginning of Period	Charged to Expense	Charged to other Accounts (1)	Deductions (2)	Balance at End of Period
	(Dollar amounts in thousands)
Allowance for Doubtful Accounts:
Fiscal Year Ended:
September 30, 2019	$11,158	$2,787	$20	$(3,119)	$10,846
September 30, 2018	11,622	855	762	(2,081)	11,158
September 30, 2017	11,516	1,733	642	(2,269)	11,622

(1)	Amount comprised principally of acquisitions and purchase accounting adjustments in connection with acquisitions, and amounts reclassified to other accounts.

(2)	Amounts determined not to be collectible (including direct write-offs), net of recoveries.

Description	Balance at Beginning of Period	Provision Charged (Credited) To Expense (1)	Allowance Changes (2)	Other Deductions (3)	Balance at End of Period
	(Dollar amounts in thousands)
Deferred Tax Asset Valuation Allowance:
Fiscal Year Ended:
September 30, 2019	$15,188	$821	$—	$(657)	$15,352
September 30, 2018	21,917	2,482	(8,510)	(701)	15,188
September 30, 2017	23,463	(1,279)	—	(267)	21,917

(1)	Amounts relate primarily to adjustments in net operating loss carryforwards which are precluded from use.

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

Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures in effect as of September 30, 2019. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2019, the Company's disclosure controls and procedures were effective to provide reasonable assurance that material information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, and that such information is recorded, processed, summarized and properly reported within the appropriate time period, relating to the Company and its consolidated subsidiaries, required to be included in the Exchange Act reports, including this Annual Report on Form 10-K.

(b) Management's Report on Internal Control over Financial Reporting.

Management's Report on Internal Control over Financial Reporting is included in Management's Report to Shareholders in Item 8 of this Annual Report on Form 10-K.

(c) Report of Independent Registered Public Accounting Firm.

The Company's internal control over financial reporting as of September 30, 2019 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 of this Annual Report on Form 10-K.

(d) Changes in Internal Control over Financial Reporting.

There have been no changes in the Company's internal controls over financial reporting that occurred during the fourth fiscal quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

In addition to the information reported in Part I of this Annual Report on Form 10-K, under the caption "Officers and Executive Management of the Registrant," the information required by this item as to the directors of the Company is hereby incorporated by reference from the information appearing under the captions "General Information Regarding Corporate Governance – Audit Committee," "Proposal No. 1 – Elections of Directors" and "Compliance with Section 16(a) of the Exchange Act" in the Company's definitive proxy statement, which involves the election of the directors and is to be filed with the Securities and Exchange Commission (the "SEC") pursuant to the Exchange Act, within 120 days of the end of the Company's fiscal year ended September 30, 2019.

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

ITEM 11.  EXECUTIVE COMPENSATION.

The information required by this item as to the compensation of directors and executive management of the Company is hereby incorporated by reference from the information appearing under the captions "Compensation of Directors" and "Executive Compensation and Retirement Benefits" in the Company's definitive proxy statement which involves the election of directors and is to be filed with the SEC pursuant to the Exchange Act, within 120 days of the end of the Company's fiscal year ended September 30, 2019.  The information contained in the "Compensation Committee Report" is specifically not incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by this item as to the ownership by management and others of securities of the Company is hereby incorporated by reference from the information appearing under the caption "Stock Ownership" in the Company's definitive proxy statement, which involves the election of directors and is to be filed with the SEC pursuant to the Exchange Act, within 120 days of the end of the Company's fiscal year ended September 30, 2019.

Equity Compensation Plans:

The Company maintains an equity incentive plan (the "2017 Equity Incentive Plan") that provides for grants of stock options, restricted shares, restricted share units, stock-based performance units and certain other types of stock-based awards. The Company also maintains equity incentive plans (the "2012 Equity Incentive Plan" and "2007 Equity Incentive Plan") and a stock incentive plan (the "1992 Incentive Stock Plan") that previously provided for grants of stock options, restricted shares, stock-based performance units and certain other types of stock-based awards. Under the 2017 Equity Incentive Plan, which has a ten-year term, the maximum number of shares available for grants or awards is an aggregate of 1,700,000.  There will be no further grants under the 2012 Equity Incentive Plan, the 2007 Equity Incentive Plan, or the 1992 Incentive Stock Plan. At September 30, 2019, there were 1,700,000 shares reserved for future issuance under the 2017 Equity Incentive Plan, including 262,000 restricted share units that were granted during fiscal 2019. All plans are administered by the Compensation Committee of the Board of Directors.

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

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, continued

The Company maintains the 2019 Director Fee Plan, the Amended and Restated 2014 Director Fee Plan and the 1994 Director Fee Plan (collectively, the "Director Fee Plans").  The 2019 Director Fee Plan was approved by the Company’s shareholders at the 2019 Annual Meeting of Shareholders on February 21, 2019. There will be no further fees or share-based awards granted under the Amended and Restated 2014 Director Fee Plan and the 1994 Director Fee Plan.  Under the 2019 Director Fee Plan, non-employee directors (except for the Chairman of the Board) each receive, as an annual retainer fee for fiscal 2019, either cash or shares of the Company's Class A Common Stock with a value equal to $85,000.  The annual retainer fee for fiscal 2019 paid to a non-employee Chairman of the Board is $185,000.  Where the annual retainer fee is provided in shares, each director may elect to be paid these shares on a current basis or have such shares credited to a deferred stock account as phantom stock, with such shares to be paid to the director subsequent to leaving the Board.  The total number of shares of stock that have been authorized to be issued under the 2019 Director Fee Plan or credited to a deferred stock compensation account for subsequent issuance is 150,000 shares of Common Stock (subject to adjustment upon certain events such as stock dividends or stock splits).  The value of deferred shares is recorded in other liabilities.  A total of 25,682 shares had been deferred under the Director Fee Plans at September 30, 2019.  Additionally, non-employee directors each receive an annual stock-based grant (non-statutory stock options, stock appreciation rights and/or restricted shares or units) with a value of $125,000 for fiscal year 2019.  196,266 restricted shares and restricted share units have been granted under the Director Fee Plans, 23,037 of which were issued under the 2019 Director Fee Plan. 34,542 restricted shares and restricted share units are unvested at September 30, 2019.

The following table provides information about grants under the Company's equity compensation plans as of September 30, 2019:

	Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	25,682	$—	3,159,776	(1)
Equity compensation plans not approved by security holders	None	None	None
Total	25,682	$—	3,159,776
(1) Includes the 2017 Equity Incentive Plan, which provides for the grant or award of stock options, restricted shares, stock-based performance units and certain other typer of stock based awards, with a maximum of 1,700,000 shares available for grants and awards, as well as shares under the Employee Stock Purchase Plan that are purchased in the open market by employees at the fair market value of the Company's stock. The Company provides a matching contribution of 10% of such purchases subject to certain limitations under the Employee Stock Purchase Plan. As the Employee Stock Purchase Plan is an open market purchase plan, it does not have a dilutive effect.

ITEM 13.  CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item as to certain relationships and transactions with management and other related parties of the Company is hereby incorporated by reference from the information appearing under the captions "Proposal No. 1 – Election of Directors" and "Certain Transactions" in the Company's definitive proxy statement, which involves the election of directors and is to be filed with the SEC pursuant to the Exchange Act, within 120 days of the end of the Company's fiscal year ended September 30, 2019.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item as to the fees billed and the services provided by the principal accounting firm of the Company is hereby incorporated by reference from the information appearing under the caption "Relationship with Independent Registered Public Accounting Firm" in the Company's definitive proxy statement, which involves the election of directors and is to be filed with the SEC pursuant to the Exchange Act within 120 days of the end of the Company's fiscal year ended September 30, 2019.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) 1.  Financial Statements:

The following items are included in Part II, Item 8:

2.     Financial Statement Schedules:

The following item is included in Part II, Item 8:

Schedule II - Valuation and Qualifying Accounts	77

3.     Exhibits Filed:

Exhibits Index	82

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
EXHIBITS INDEX

The following Exhibits to this report are filed herewith or, if marked with an asterisk (*), are incorporated by reference.  Exhibits marked with an "a" represent a management contract or compensatory plan, contract or arrangement required to be filed by Item 601(b)(10)(iii) of Regulation S-K.

Exhibit No.	Description	Prior Filing or Sequential Page Numbers Herein

3.1	Restated Articles of Incorporation*	Exhibit Number 3.1 to the Annual Report on Form 10-K for the year ended September 30, 1994

3.2	Restated By-laws, Amended July 20, 2017*	Exhibit Number 3.1 to the Current Report on Form 8-K filed on July 26, 2017

4.1 a	Form of Revised Option Agreement of Repurchase (effective October 1, 1993)*	Exhibit Number 4.5 to the Annual Report on Form 10-K for the year ended September 30, 1993

4.2	Form of Share Certificate for Class A Common Stock*	Exhibit Number 4.9 to the Annual Report on Form 10-K for the year ended September 30, 1994

4.3	Indenture, dated as of December 6, 2017, by and among Matthews, the Guarantors, and the Bank of New York Mellon Trust Company, as trustee*	Exhibit Number 4.1 to the Current Report on Form 8-K filed on December 7, 2017

4.4	5.25% Senior Notes due December 1, 2025*	Exhibit Number 4.2 to the Current Report on Form 8-K filed on December 7, 2017

10.1	Second Amended and Restated Loan Agreement*	Exhibit Number 10.1 to the Current Report on Form 8-K filed on April 28, 2016

10.2	First Amendment to Second Amended and Restated Loan Agreement*	Exhibit Number 10.1 to the Current Report on Form 8-K filed on November 22, 2017

10.3	Purchase Agreement dated December 1, 2017 by and among Matthews International Corporation Guarantors and J.P. Morgan Securities LLC*	Exhibit Number 10.1 to the Current Report on Form 8-K filed on December 7, 2017

10.4	Shareholder's Agreement, dated as of March 16, 2014, by and among Matthews International Corporation, the Shareholders named therein and David A. Schawk, in his capacity as the Family Representative*	Exhibit Number 10.2 to the Current Report on Form 8-K filed on March 19, 2014

10.5 a	Employment Agreement as of the 29th day of July 2014, by and between Matthews International Corporation, a Pennsylvania corporation, and David Schawk	Exhibit A to the Definitive Proxy Statement on Schedule 14A filed on January 20, 2015

10.6 a	Form of Schawk Family Share Purchase Agreement	Exhibit Number 10.1 to the Current Report on Form 8-K filed on May 16, 2016

10.7 a	Supplemental Retirement Plan (as amended through April 23, 2009)*	Exhibit Number 10.5 to the Annual Report on Form 10-K for the year ended September 30, 2010

10.8 a	Officers Retirement Restoration Plan (effective April 23, 2009)*	Exhibit Number 10.6 to the Annual Report on Form 10-K for the year ended September 30, 2009

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
EXHIBITS INDEX, Continued

Exhibit No.	Description	Prior Filing or Sequential Page Numbers Herein

10.9 a	1992 Stock Incentive Plan (as amended through April 25, 2006)*	Exhibit Number 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2006

10.10 a	Form of Stock Option Agreement*	Exhibit Number 10.7 to the Annual Report on Form 10-K for the year ended September 30, 2008

10.11 a	Form of Restricted Stock Agreement*	Exhibit Number 10.8 to the Annual Report on Form 10-K for the year ended September 30, 2008

10.12 a	1994 Director Fee Plan (as amended through April 22, 2010)*	Exhibit Number 10.7 to the Annual Report on Form 10-K for the year ended September 30, 2013

10.13 a	Amended and Restated 2014 Director Fee Plan*	Exhibit Number 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2017

10.14 a	1994 Employee Stock Purchase Plan*	Exhibit Number 10.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1995

10.15 a	2007 Equity Incentive Plan (as amended through September 26, 2008)*	Exhibit Number 10.11 to the Annual Report on Form 10-K for the year ended September 30, 2008

10.16 a	2012 Equity Incentive Plan*	Exhibit A to the Definitive Proxy Statement on Schedule 14A filed on January 22, 2013

10.17 a	2015 Incentive Compensation Plan*	Exhibit A to the Definitive Proxy Statement on Schedule 14A filed on January 19, 2016

10.18 a	2017 Equity Incentive Plan*	Exhibit Number 99.1 to the Registration Statement on Form S-8 filed on May 3, 2019

10.19 a	Form of Restricted Stock Unit Agreement under the 2017 Equity Incentive Plan*	Exhibit Number 99.2 to the Registration Statement on Form S-8 filed on May 3, 2019

10.20 a	2019 Director Fee Plan*	Exhibit Number 99.3 to the Registration Statement on Form S-8 filed on May 3, 2019

10.21 a	Form of Restricted Stock Unit Agreement under the 2019 Director Fee Plan*	Exhibit Number 99.4 to the Registration Statement on Form S-8 filed on May 3, 2019

10.22 a	Form of Change in Control Agreement*	Exhibit Number 10.1 to Current Report on Form 8-K filed on October 3, 2019

14.1	Form of Code of Ethics Applicable to Executive Management*	Exhibit Number 14.1 to the Annual Report on Form 10-K for the year ended September 30, 2004

21	Subsidiaries of the Registrant	Filed Herewith

23.1	Consent of Independent Registered Public Accounting Firm	Filed Herewith

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
EXHIBITS INDEX, Continued

Exhibit No.	Description	Prior Filing or Sequential Page Numbers Herein

31.1	Certification of Principal Executive Officer for Joseph C. Bartolacci	Filed Herewith

31.2	Certification of Principal Financial Officer for Steven F. Nicola	Filed Herewith

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Joseph C. Bartolacci	Furnished Herewith

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Steven F. Nicola	Furnished Herewith

101.INS	XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed Herewith

101.SCH	XBRL Taxonomy Extension Schema	Filed Herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed Herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed Herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed Herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed Herewith

Copies of any Exhibits will be furnished to shareholders upon written request.  Requests should be directed to Mr. Steven F. Nicola, Chief Financial Officer and Secretary of the Registrant.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 22, 2019.

MATTHEWS INTERNATIONAL CORPORATION
(Registrant)

By	/s/ Joseph C. Bartolacci
Joseph C. Bartolacci
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on November 22, 2019:

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