Form 10-Q
period 2019-12-31
MATTHEWS INTERNATIONAL CORP
filed 2020-01-31
CIK 63296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
____________________________________________________________
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended December 31, 2019
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
Yes ☐ No ☒

As of December 31, 2019, shares of common stock outstanding were: Class A Common Stock 31,290,095 shares.

PART I ‑ FINANCIAL INFORMATION
Item 1.   Financial Statements

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollar amounts in thousands)

	December 31, 2019		September 30, 2019
ASSETS
Current assets:
Cash and cash equivalents		$39,384		$35,302
Accounts receivable, net		312,903		318,756
Inventories, net		185,608		180,274
Other current assets		56,453		49,384

Total current assets		594,348		583,716

Investments		91,286		85,501
Property, plant and equipment, net		239,240		237,442
Deferred income taxes		5,155		5,032
Other assets		112,405		31,455
Goodwill		856,989		846,807
Other intangible assets, net		385,156		400,650

Total assets		$2,284,579		$2,190,603

LIABILITIES
Current liabilities:
Long-term debt, current maturities		$25,532		$42,503
Trade accounts payable		62,786		74,558
Accrued compensation		33,450		42,545
Accrued income taxes		1,164		5,997
Other current liabilities		160,344		114,276

Total current liabilities		283,276		279,879

Long-term debt		941,395		898,194
Accrued pension		135,790		133,762
Postretirement benefits		19,986		19,963
Deferred income taxes		105,710		102,482
Other liabilities		82,717		37,087
Total liabilities		1,568,874		1,471,367

SHAREHOLDERS' EQUITY
Shareholders' equity-Matthews:
Common stock	$36,334		$36,334
Additional paid-in capital	140,526		137,774
Retained earnings	955,593		972,594
Accumulated other comprehensive loss	(215,232)		(228,361)
Treasury stock, at cost	(202,801)		(200,235)
Total shareholders' equity-Matthews		714,420		718,106
Noncontrolling interests		1,285		1,130
Total shareholders' equity		715,705		719,236

Total liabilities and shareholders' equity		$2,284,579		$2,190,603

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended December 31,
	2019	2018

Sales	$364,944	$374,177
Cost of sales	(249,217)	(247,766)

Gross profit	115,727	126,411

Selling expense	(32,263)	(35,029)
Administrative expense	(70,465)	(67,103)
Intangible amortization	(17,942)	(8,113)

Operating (loss) profit	(4,943)	16,166

Investment income (loss)	1,299	(1,352)
Interest expense	(9,240)	(10,301)
Other income (deductions), net	(2,819)	(924)

(Loss) income before income taxes	(15,703)	3,589

Income tax benefit (provision)	5,397	(605)

Net (loss) income	(10,306)	2,984

Net (income) loss attributable to noncontrolling interests	(160)	113

Net (loss) income attributable to Matthews shareholders	$(10,466)	$3,097

(Loss) earnings per share attributable to Matthews shareholders:
Basic	$(0.34)	$0.10

Diluted	$(0.34)	$0.10

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(Dollar amounts in thousands)

	Three Months Ended December 31,
	Matthews		Noncontrolling Interest		Total
	2019	2018	2019	2018	2019	2018

Net (loss) income:	$(10,466)	$3,097	$160	$(113)	$(10,306)	$2,984
Other comprehensive income (loss) ("OCI"), net of tax:
Foreign currency translation adjustment	11,111	(12,564)	(5)	(13)	11,106	(12,577)
Pension plans and other postretirement benefits	1,727	729	—	—	1,727	729
Unrecognized gain (loss) on derivatives:
Net change from periodic revaluation	566	(2,346)	—	—	566	(2,346)
Net amount reclassified to earnings	(275)	(555)	—	—	(275)	(555)
Net change in unrecognized gain (loss) on derivatives	291	(2,901)	—	—	291	(2,901)
OCI, net of tax	13,129	(14,736)	(5)	(13)	13,124	(14,749)
Comprehensive income (loss)	$2,663	$(11,639)	$155	$(126)	$2,818	$(11,765)

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
for the three months ended December 31, 2019 and 2018
(Dollar amounts in thousands, except per share data) (Unaudited)

	Shareholders' Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Non- controlling Interests	Total
Balance, September 30, 2019	$36,334	$137,774	$972,594	$(228,361)	$(200,235)	$1,130	$719,236
Net (loss) income	—	—	(10,466)	—	—	160	(10,306)
Minimum pension liability	—	—	—	1,727	—	—	1,727
Translation adjustment	—	—	—	11,111	—	(5)	11,106
Fair value of derivatives	—	—	—	291	—	—	291
Total comprehensive income							2,818
Stock-based compensation	—	2,031	—	—	—	—	2,031
Purchase of 52,104 shares of treasury stock	—	—	—	—	(1,845)	—	(1,845)
Issuance of 11,225 shares of treasury stock	—	(450)	—	—	450	—	—
Cancellations of 17,509 shares of treasury stock	—	1,171	—	—	(1,171)	—	—
Dividends, $0.21 per share	—	—	(6,535)	—	—	—	(6,535)
Balance, December 31, 2019	$36,334	$140,526	$955,593	$(215,232)	$(202,801)	$1,285	$715,705

	Shareholders' Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Non- controlling Interests	Total
Balance, September 30, 2018	$36,334	$129,252	$1,040,378	$(164,298)	$(173,315)	$363	$868,714
Net income (loss)	—	—	3,097	—	—	(113)	2,984
Minimum pension liability	—	—	—	729	—	—	729
Translation adjustment	—	—	—	(12,564)	—	(13)	(12,577)
Fair value of derivatives	—	—	—	(2,901)	—	—	(2,901)
Total comprehensive loss							(11,765)
Stock-based compensation	—	3,647	—	—	—	—	3,647
Purchase of 186,417 shares of treasury stock	—	—	—	—	(7,751)	—	(7,751)
Issuance of 2,822 shares of treasury stock	—	(115)	—	—	115	—	—
Cancellations of 19,433 shares of treasury stock	—	891	—	—	(891)	—	—
Dividends, $0.20 per share	—	—	(6,414)	—	—	—	(6,414)
Acquisitions	—	—	—	—	—	1,760	1,760
Cumulative tax adjustment for intra-entity transfers	—	—	(4,176)	—	—	—	(4,176)
Balance, December 31, 2018	$36,334	$133,675	$1,032,885	$(179,034)	$(181,842)	$1,997	$844,015
The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollar amounts in thousands)

	Three Months Ended December 31,
	2019	2018
Cash flows from operating activities:
Net (loss) income	$(10,306)	$2,984
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	28,933	19,226
Stock-based compensation expense	2,031	3,647
Deferred tax provision	2,392	1,050
Gain on sale of assets, net	—	(58)
Loss on divestiture	—	4,465
Unrealized (gain) loss on investments in mutual funds	(1,048)	1,990
Loss from equity-method investments	407	—
Changes in working capital items	(13,182)	(21,060)
(Increase) decrease in other assets	(1,495)	1,426
Decrease in other liabilities	(1,073)	(159)
Other operating activities, net	(1,302)	(5,125)

Net cash provided by operating activities	5,357	8,386

Cash flows from investing activities:
Capital expenditures	(9,722)	(8,458)
Acquisitions, net of cash acquired	—	(8,404)
Proceeds from sale of assets	63	361
Proceeds from divestiture	—	8,254
Purchases of investments	(4,570)	(7,371)

Net cash used in investing activities	(14,229)	(15,618)

Cash flows from financing activities:
Proceeds from long-term debt	153,567	149,366
Payments on long-term debt	(131,931)	(128,659)
Purchases of treasury stock	(1,845)	(7,751)
Dividends	(6,535)	(6,414)
Acquisition holdback and contingent consideration payments	(652)	—
Other financing activities	(688)	(724)

Net cash provided by financing activities	11,916	5,818

Effect of exchange rate changes on cash	1,038	(322)

Net change in cash and cash equivalents	$4,082	$(1,736)
The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
December 31, 2019
(Dollar amounts in thousands, except per share data)

Note 1.   Nature of Operations

Matthews International Corporation ("Matthews" or the "Company"), founded in 1850 and incorporated in Pennsylvania in 1902, is a global provider of brand solutions, memorialization products and industrial technologies. Brand solutions consists of brand management, pre-media services, printing plates and cylinders, engineered products, imaging services, digital asset management, merchandising display systems, and marketing and design services primarily for the consumer goods and retail industries. Memorialization products consist primarily of bronze and granite memorials and other memorialization products, caskets, and cremation and incineration equipment primarily for the cemetery and funeral home industries. Industrial technologies include marking and coding equipment and consumables, industrial automation products and order fulfillment systems for identifying, tracking, picking and conveying consumer and industrial products.
The Company has facilities in North America, Europe, Asia, Australia, and Central and South America.

Note 2.   Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information for commercial and industrial companies and the instructions to Form 10‑Q and Rule 10‑01 of Regulation S‑X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three months ended December 31, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2020. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10‑K for the year ended September 30, 2019.  The consolidated financial statements include all domestic and foreign subsidiaries in which the Company maintains an ownership interest and has operating control.  Investments in certain companies over which the Company exerts significant influence, but does not control the financial and operating decisions, are accounted for as equity method investments. Investments in certain companies over which the Company does not exert significant influence are accounted for as cost method investments. All intercompany accounts and transactions have been eliminated.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

New Accounting Pronouncements:

Issued

In December 2019, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2019-12, Income Taxes (Topic 740) which simplifies the accounting for income taxes. The amendments in this update remove certain exceptions to the general principles in Topic 740 and also simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. This ASU is effective for the Company beginning in interim periods starting in fiscal year 2022. The Company is currently assessing the impact of the ASU on its financial statements.

In August 2018, the FASB issued ASU No. 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20), which modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans.  This ASU is effective for the Company beginning in interim periods starting in fiscal year 2021. The adoption of this ASU is not expected to have a material impact on the Company's consolidated financial statements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 2. Basis of Presentation (continued)

Adopted

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements on fair value measurements including the consideration of costs and benefits.  The adoption of this ASU in the first quarter ended December 31, 2019 had no impact on the Company's consolidated financial statements.

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815), which provides new guidance intended to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. The adoption of this ASU in the first quarter ended December 31, 2019 had no impact on the Company's consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which provides new guidance on how an entity should account for leases and recognize associated lease assets and liabilities. This ASU requires lessees to recognize assets and liabilities that arise from financing and operating leases on the Consolidated Balance Sheet. Subsequently, the FASB issued several ASUs that address implementation issues and correct or improve certain aspects of the new lease guidance, including ASU 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842), ASU 2018-01, Leases (Topic 842) Land Easement Practical Expedient for Transition to Topic 842, ASU 2018-10, Codification Improvements to Topic 842, Leases, ASU 2018-11, Leases (Topic 842): Targeted Improvements, ASU 2018-20, Leases (Topic 842): Narrow-Scope Improvements for Lessors, and ASU 2019-01, Leases (Topic 842): Codification Improvements. These ASUs do not change the core principles in the lease guidance outlined above. ASU No. 2018-11 provides an additional transition method to adopt ASU No. 2016-02. Under the transition method, an entity initially applies the new leases standard at the adoption date versus at the beginning of the earliest period presented and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company adopted the standard using the transition method as of October 1, 2019. Under this approach, the Company recognized and recorded right-of-use ("ROU") assets and related lease liabilities on the Consolidated Balance Sheet of approximately $80 million with no impact to retained earnings. Reporting periods prior to October 1, 2019 continue to be presented in accordance with previous lease accounting guidance under GAAP. As part of the adoption, the Company elected the package of practical expedients permitted under the transition guidance which includes the ability to carry forward historical lease classification. Refer to Note 8, “Leases,” for a further discussion.

Note 3.   Revenue Recognition

The Company delivers a variety of products and services through its business segments. The SGK Brand Solutions segment delivers brand management, pre-media services, printing plates and cylinders, engineered products, and imaging services for consumer goods and retail customers, merchandising display systems, and marketing and design services primarily to the consumer goods and retail industries. The Memorialization segment produces and delivers bronze and granite memorials and other memorialization products, caskets, and cremation and incineration equipment primarily for the cemetery and funeral home industries.  The Industrial Technologies segment delivers marking and coding equipment and consumables, industrial automation products and order fulfillment systems for identifying, tracking, picking and conveying consumer and industrial products for the warehousing and industrial industries.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 3.   Revenue Recognition (continued)

The Company disaggregates revenue from contracts with customers by geography, as it believes geographic regions best depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. Disaggregated sales by segment and region for the three months ended December 31, 2019 and 2018 were as follows:

	SGK Brand Solutions		Memorialization		Industrial Technologies		Consolidated
	Three Months Ended December 31,		Three Months Ended December 31,		Three Months Ended December 31,		Three Months Ended December 31,
	2019	2018	2019	2018	2019	2018	2019	2018
North America	$76,230	$79,582	$144,045	$143,293	$28,299	$27,714	$248,574	$250,589
Central and South America	1,836	1,217	—	—	—	—	1,836	1,217
Europe	82,413	90,518	7,829	8,158	6,926	6,337	97,168	105,013
Australia	3,002	2,959	2,531	2,435	—	—	5,533	5,394
Asia	11,399	11,024	—	—	434	940	11,833	11,964
Total Sales	$174,880	$185,300	$154,405	$153,886	$35,659	$34,991	$364,944	$374,177

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

Level 2: Inputs other than quoted prices included within level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3:   Unobservable inputs for the asset or liability.

The fair values of the Company's assets and liabilities measured on a recurring basis are categorized as follows:

	December 31, 2019				September 30, 2019
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Derivatives (1)	$—	$669	$—	$669	$—	$845	$—	$845
Equity and fixed income mutual funds	—	24,014	—	24,014	—	22,986	—	22,986
Life insurance policies	—	4,089	—	4,089	—	4,030	—	4,030
Total assets at fair value	$—	$28,772	$—	$28,772	$—	$27,861	$—	$27,861

Liabilities:
Derivatives (1)	$—	$818	$—	$818	$—	$1,379	$—	$1,379
Total liabilities at fair value	$—	$818	$—	$818	$—	$1,379	$—	$1,379
(1) Interest rate swaps are valued based on observable market swap rates and are classified within Level 2 of the fair value hierarchy.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 5.   Inventories

Inventories consisted of the following:

	December 31, 2019	September 30, 2019
Raw materials	$38,220	$35,616
Work in process	79,108	76,297
Finished goods	68,280	68,361
	$185,608	$180,274

Note 6.     Investments

Non-current investments consisted of the following:

	December 31, 2019	September 30, 2019
Equity and fixed income mutual funds	$24,014	$22,986
Life insurance policies	4,089	4,030
Equity-method investments	44,273	39,761
Cost-method investments	18,910	18,724
	$91,286	$85,501

During fiscal 2020, the Company made additional investments in a non-consolidated subsidiary totaling $4,900 and continued to account for this non-controlling interest as an equity-method investment.

Note 7.   Debt

The Company has a domestic credit facility with a syndicate of financial institutions that includes a $900,000 senior secured revolving credit facility and a $250,000 senior secured amortizing term loan. A portion of the revolving credit facility (not to exceed $150,000) can be drawn in foreign currencies. The term loan requires scheduled principal payments of 5.0% of the outstanding principal in year one, 7.5% in year two, and 10.0% in years three through five, payable in quarterly installments.  Pursuant to the terms of the domestic credit facility agreement, principal payments may be made on the term loan prior to the scheduled due dates. The balance of the revolving credit facility and the term loan are due on the maturity date of April 26, 2021. Borrowings under both the revolving credit facility and the term loan bear interest at LIBOR (Euro LIBOR for balances drawn in Euros) plus a factor ranging from 0.75% to 2.00% (1.50% at December 31, 2019) based on the Company's secured leverage ratio.  The secured leverage ratio is defined as net secured indebtedness divided by EBITDA (earnings before interest, income taxes, depreciation and amortization) as defined within the domestic credit facility agreement. The Company is required to pay an annual commitment fee ranging from 0.15% to 0.25% (based on the Company's leverage ratio) of the unused portion of the revolving credit facility.

The domestic credit facility requires the Company to maintain certain leverage and interest coverage ratios. A portion of the facility (not to exceed $35,000) is available for the issuance of trade and standby letters of credit. Outstanding U.S. dollar denominated borrowings on the revolving credit facility at December 31, 2019 and September 30, 2019 were $351,689 and $325,638, respectively. Outstanding Euro denominated borrowings on the revolving credit facility at December 31, 2019 and September 30, 2019 were €125.0 million ($140,206) and €125.0 million ($136,470), respectively. Outstanding borrowings on the term loan at December 31, 2019 and September 30, 2019 were $47,287 and $53,497, respectively. The weighted-average interest rate on the outstanding borrowings for the domestic credit facility (including the effects of interest rate swaps and Euro denominated borrowings) at December 31, 2019 and December 31, 2018 was 2.60% and 3.06%, respectively.

The Company has $300,000 of 5.25% senior unsecured notes due December 1, 2025 (the "2025 Senior Notes"). The 2025 Senior Notes bear interest at a rate of 5.25% per annum with interest payable semi-annually in arrears on June 1 and December 1 of each year. The Company's obligations under the 2025 Senior Notes are guaranteed by certain of the Company's direct and indirect wholly-owned domestic subsidiaries. The Company is subject to certain covenants and other restrictions in connection with the 2025 Senior Notes. The Company incurred direct financing fees and costs in connection with the 2025 Senior Notes. Unamortized costs were $3,150 and $3,284 at December 31, 2019 and September 30, 2019, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 7.   Debt (continued)

The Company has a $115,000 accounts receivable securitization facility (the "Securitization Facility") with certain financial institutions which matures on April 11, 2020 and the Company intends to extend this facility. Under the Securitization Facility, the Company and certain of its domestic subsidiaries sell, on a continuous basis without recourse, their trade receivables to Matthews Receivables Funding Corporation, LLC (“Matthews RFC”), a wholly-owned bankruptcy-remote subsidiary of the Company. Matthews RFC in turn assigns a collateral interest in these receivables to certain financial institutions, and then may borrow funds under the Securitization Facility. The Securitization Facility does not qualify for sale treatment. Accordingly, the trade receivables and related debt obligations remain on the Company's Consolidated Balance Sheet. Borrowings under the Securitization Facility bear interest at LIBOR plus 0.75%. The Company is required to pay an annual commitment fee ranging from 0.25% to 0.35% of the unused portion of the Securitization Facility. Outstanding borrowings under the Securitization Facility at December 31, 2019 and September 30, 2019 were $106,720 and $93,950, respectively. At December 31, 2019 and 2018, the interest rate on borrowings under this facility was 2.51% and 3.25%, respectively.

The following table presents information related to interest rate contracts entered into by the Company and designated as cash flow hedges:

	December 31, 2019	September 30, 2019
Pay fixed swaps - notional amount	$287,500	$293,750
Net unrealized loss	$(149)	$(534)
Weighted-average maturity period (years)	1.7	1.9
Weighted-average received rate	1.76%	2.02%
Weighted-average pay rate	1.43%	1.41%

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

The fair value of the interest rate swaps reflected an unrealized loss, net of unrealized gains, of $149 ($112 after tax) at December 31, 2019 and an unrealized loss, net of unrealized gains, of $534 ($403 after tax) at September 30, 2019, that is included in shareholders' equity as part of accumulated other comprehensive income (loss) ("AOCI").  Assuming market rates remain constant with the rates at December 31, 2019, a gain (net of tax) of approximately $118 included in AOCI is expected to be recognized in earnings over the next twelve months.

At December 31, 2019 and September 30, 2019, the interest rate swap contracts were reflected in the Consolidated Balance Sheets as follows:

Derivatives	December 31, 2019	September 30, 2019
Current assets:
Other current assets	$473	$548
Long-term assets:
Other assets	196	297
Current liabilities:
Other current liabilities	(316)	(484)
Long-term liabilities:
Other liabilities	(502)	(895)
Total derivatives	$(149)	$(534)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 7.   Debt (continued)

The gains recognized on derivatives were as follows:

Derivatives in Cash Flow Hedging Relationships	Location of Gain Recognized in Income on Derivative	Amount of Gain Recognized in Income on Derivatives

		Three Months Ended December 31,
		2019	2018
Interest rate swaps	Interest expense	$364	$735

The Company recognized the following gains (losses) in AOCI:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives		Location of Gain Reclassified From AOCI into Income (Effective Portion*)	Amount of Gain Reclassified from AOCI into Income (Effective Portion*)
	December 31, 2019	December 31, 2018		December 31, 2019	December 31, 2018
Interest rate swaps	$566	$(2,346)	Interest expense	$275	$555
*There is no ineffective portion or amount excluded from effectiveness testing.

The Company, through certain of its European subsidiaries, has a credit facility with a European bank, which is guaranteed by Matthews. The maximum amount of borrowing available under this facility is €35.0 million ($39,258).  In the first quarter of fiscal 2020, the Company extended this facility to a current maturity of December 2020 and the Company intends to continue to extend this facility. Outstanding borrowings under the credit facility totaled €18.4 million ($20,680) and €12.8 million ($14,024) at December 31, 2019 and September 30, 2019, respectively. The weighted-average interest rate on outstanding borrowings under this facility at December 31, 2019 and 2018 was 1.25%.

The Company’s German subsidiary, Matthews Europe GmbH, had €15.0 million ($16,533) of senior unsecured notes with European banks.  The notes matured in November 2019 at which point they were paid.  The weighted-average interest rate on the notes at December 31, 2018 was 1.40%.

Finance lease liabilities included as a component of debt totaled $3,495 and $3,631 at December 31, 2019 and September 30, 2019, respectively. See Note 8, "Leases" for further discussion on the Company's lease obligations. Other debt totaled $395 at September 30, 2019. The weighted-average interest rate on other debt was 5.54% at December 31, 2018.

The Company uses certain foreign currency debt instruments as net investment hedges of foreign operations. Currency losses of $499 (net of income taxes of $162) and $3,320 (net of income taxes of $1,077), which represent effective hedges of net investments, were reported as a component of AOCI within currency translation adjustment at December 31, 2019 and September 30, 2019, respectively.

In September 2014, a claim was filed by a customer seeking to draw upon a letter of credit issued by the Company of £8,570,000 ($11,301 at December 31, 2019) with respect to a performance guarantee on an environmental solutions project in Saudi Arabia. Management assessed the customer's demand to be without merit and initiated an action with the court in the United Kingdom (the "U.K. Court"). Pursuant to this action, an order was issued by the U.K. Court in January 2015 requiring that, upon receipt by the customer, the funds were to be remitted by the customer to the U.K. Court pending resolution of the dispute between the parties. As a result, the Company made payment on the draw to the financial institution for the letter of credit and the funds were ultimately received by the customer. The customer did not remit the funds to the U.K. Court as ordered. On June 14, 2016, the U.K Court ruled completely in favor of Matthews following a trial on the merits. However, the ongoing dispute involves litigation in multiple foreign jurisdictions because the contract between the parties includes a venue clause requiring the venue for any litigation to be in the United Kingdom, while the enforcement of any final judgment is required to be executed in Saudi Arabia. The Company continues to pursue a trial on the merits in Saudi Arabia which is now scheduled to conclude in calendar year 2020. It is necessary to obtain an equivalent favorable ruling in the courts of Saudi Arabia to effectively enforce the judgment and commence collection efforts. The Company remains confident regarding the pending trial on the merits in Saudi Arabia and expects to be in a position to enforce the judgment and initiate collection efforts following completion of that trial. However, as the customer has neither yet remitted the funds nor complied with the final, un-appealed orders of the U.K. Court, it is possible the resolution of this matter could have an unfavorable financial impact on Matthews’ results of operations.   The Company’s level of success in recovering

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 7.   Debt (continued)

funds from the customer will depend upon a number of factors including a successful completion of the pending trial on the merits in Saudi Arabia, the availability of recoverable funds, and the subsequent level of cooperation from the Saudi Arabian government to enforce a potential judgment against the customer. The Company has determined that resolution of this matter may take an extended period of time and therefore has classified the funded letter of credit within other assets on the Consolidated Balance Sheets as of December 31, 2019 and September 30, 2019. The Company will continue to assess the accounting and collectability related to this matter as facts and circumstances evolve.

As of December 31, 2019 and September 30, 2019, the fair value of the Company's long-term debt, including current maturities, approximated the carrying value included in the Consolidated Balance Sheets. The Company was in compliance with all of its debt covenants as of December 31, 2019.

Note 8.   Leases

The Company’s lease portfolio includes various contracts for real estate, vehicles, information technology and other equipment. At contract inception, a lease exists if the contract conveys the right to control an identified asset for a period of time in exchange for consideration. Control is considered to exist when the lessee has the right to obtain substantially all of the economic benefits from the use of an identified asset, as well as the right to direct the use of that asset. If a contract is considered to be a lease, the Company recognizes a lease liability based on the present value of the future lease payments, and a corresponding right-of-use asset. As a majority of the Company’s leases do not provide an implicit interest rate within the lease, an incremental borrowing rate is used to determine the ROU asset and lease liability which is based on information available at the commencement date. Options to purchase, extend or terminate a lease are included in the ROU asset and lease liability when it is reasonably certain an option will be exercised. Renewal options are most prevalent in the Company’s real estate leases. In general, the Company has not included renewal options for leases in the ROU asset and lease liability because the likelihood of renewal was not determined to be reasonably certain. In addition, leases may include variable lease payments, for items such as maintenance and utilities, which are expensed as incurred as variable lease expense.

There are two types of leases, operating leases and finance leases. Lease classification is determined at lease commencement. Leases not meeting the finance lease criteria are classified as operating leases. Effective October 1, 2019, ROU assets and corresponding lease liabilities are recorded on the Consolidated Balance Sheet. ROU assets for operating leases are classified in other assets, and ROU assets for finance leases are classified in property, plant and equipment, net on the Consolidated Balance Sheet. For operating leases, short-term lease liabilities are classified in other current liabilities, and long-term lease liabilities are classified in other liabilities on the Consolidated Balance Sheet. For finance leases, short-term lease liabilities are classified in long-term debt, current maturities, and long-term lease liabilities are classified in long-term debt on the Consolidated Balance Sheet. Leases with an initial lease term of twelve months or less have not been recognized on the Consolidated Balance Sheet. Reporting periods prior to October 1, 2019 continue to be presented in accordance with previous lease accounting guidance under GAAP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 8.   Leases (continued)

The following table presents the balance sheet and lease classification for the Company's lease portfolio:

Balance Sheet Classification	Lease Classification	December 31, 2019
Non-current assets:
Property, plant and equipment, net	Finance	$1,330
Other assets	Operating	76,682
Total lease assets		$78,012

Current liabilities:
Long-term debt, current maturities	Finance	$532
Other current liabilities	Operating	26,456
Non-current liabilities:
Long-term debt	Finance	2,963
Other liabilities	Operating	51,007
Total lease liabilities		$80,958

Lease expense for operating leases is recognized on a straight-line basis over the lease term as an operating expense, while the expense for finance leases is recognized as depreciation expense and interest expense using the interest method of recognition. On the cash flow statement, payments for operating leases are classified as operating activities. Payments for finance leases are classified as a financing activity, with the exception of the interest component of the payment which is classified as an operating activity.

The following table presents the components of lease cost:

Three Months Ended December 31, 2019
Operating lease cost	$6,263
Variable lease cost	1,424
Sublease income	(187)
Total lease cost*	$7,500

Supplemental information regarding the Company's leases follows:

December 31, 2019
Operating cash flows from operating leases*	$8,105
ROU assets obtained in exchange for new operating lease liabilities	$2,071
Weighted-average remaining lease term - finance leases (years)	7.64
Weighted-average remaining lease term - operating leases (years)	3.54
Weighted-discount rate - finance leases	3.41%
Weighted-discount rate - operating leases	3.06%
* Lease cost and cash flows for finance leases were insignificant for the three months ended December 31, 2019.

The Company elected the practical expedient to not separate lease components from non-lease components for all asset classes. In addition, the Company elected the practical expedient to utilize a portfolio approach for certain equipment asset classes, primarily information technology, as the application of the lease model to the portfolio would not differ materially from the application of the lease model to the individual leases within the portfolio.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 8.   Leases (continued)

Maturities of lease obligations were as follows as of December 31, 2019:

	Operating Leases	Finance Leases
2020	$22,089	$517
2021	22,814	501
2022	14,930	383
2023	9,023	383
2024	5,870	374
Thereafter	7,387	2,095
Total future minimum lease payments	82,113	4,253
Less: Interest	4,650	758
Present value of lease liabilities:	$77,463	$3,495

Note 9.   Share-Based Payments

The Company maintains an equity incentive plan (the "2017 Equity Incentive Plan") that provides for grants of stock options, restricted shares, restricted share units, stock-based performance units and certain other types of stock-based awards. Under the 2017 Equity Incentive Plan, which has a ten-year term, the maximum number of shares available for grants or awards is an aggregate of 1,700,000. At December 31, 2019, there were 1,700,000 shares reserved for future issuance under the 2017 Equity Incentive Plan. 558,200 restricted share units have been granted under the 2017 Equity Incentive Plan and are outstanding as of December 31, 2019.  The 2017 Equity Incentive plan is administered by the Compensation Committee of the Board of Directors.

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

With respect to the restricted share unit grants, units generally vest on the third anniversary of the grant date. The number of units that vest depend on certain time and performance thresholds. Approximately thirty-eight percent of the shares vest based on time, while the remaining vest based on pre-defined performance thresholds. The Company issues common stock from treasury shares once vested.

For the three-month periods ended December 31, 2019 and 2018, stock-based compensation cost totaled $2,031 and $3,647, respectively. The three-month periods ended December 31, 2019 and 2018 included $313 and $1,849 of stock-based compensation cost, respectively, that was recognized for retirement-eligible employees. The associated future income tax benefit recognized for stock-based compensation was $179 and $535 for the three-month periods ended December 31, 2019 and 2018, respectively.

The transactions for restricted shares and restricted share units for the three months ended December 31, 2019 were as follows:

	Shares /Units	Weighted- average Grant-date Fair Value
Non-vested at September 30, 2019	615,635	$49.61
Granted	296,000	35.29
Vested	(125,190)	64.50
Expired or forfeited	(20,690)	65.01
Non-vested at December 31, 2019	765,755	$41.22

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 9.   Share-Based Payments (continued)

As of December 31, 2019, the total unrecognized compensation cost related to unvested restricted stock was $15,410 and is expected to be recognized over a weighted average period of 2.4 years.

The Company maintains the 2019 Director Fee Plan, the Amended and Restated 2014 Director Fee Plan and the 1994 Director Fee Plan (collectively, the "Director Fee Plans").  There will be no further fees or share-based awards granted under the Amended and Restated 2014 Director Fee Plan and the 1994 Director Fee Plan.  Under the 2019 Director Fee Plan, non-employee directors (except for the Chairman of the Board) each receive, as an annual retainer fee for fiscal 2020, either cash or shares of the Company's Class A Common Stock with a value equal to $85.  The annual retainer fee for fiscal 2020 paid to the non-employee Chairman of the Board is $185.  Where the annual retainer fee is provided in shares, each director may elect to be paid these shares on a current basis or have such shares credited to a deferred stock account as phantom stock, with such shares to be paid to the director subsequent to leaving the Board.  The total number of shares of stock that have been authorized to be issued under the 2019 Director Fee Plan or credited to a deferred stock compensation account for subsequent issuance is 150,000 shares of Common Stock (subject to adjustment upon certain events such as stock dividends or stock splits).  The value of deferred shares is recorded in other liabilities.  A total of 25,767 shares had been deferred under the Director Fee Plans as of December 31, 2019.  Additionally, non-employee directors each receive an annual stock-based grant (non-statutory stock options, stock appreciation rights and/or restricted shares or units) with a value of $125 for fiscal 2020.  196,266 restricted shares and restricted share units have been granted under the Director Fee Plans, 23,037 of which were issued under the 2019 Director Fee Plan.  34,542 restricted shares and restricted share units are unvested at December 31, 2019.

Note 10.   Earnings Per Share Attributable to Matthews' Shareholders

The information used to compute (loss) earnings per share attributable to Matthews' common shareholders was as follows:

	Three Months Ended December 31,
	2019	2018
Net (loss) income attributable to Matthews shareholders	$(10,466)	$3,097

Weighted-average shares outstanding (in thousands):
Basic shares	31,136	31,604
Effect of dilutive securities	—	130
Diluted shares	31,136	31,734

Anti-dilutive securities excluded from the dilution calculation were insignificant for the three months ended December 31, 2019 and 2018.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 11.   Pension and Other Postretirement Benefit Plans

The Company provides defined benefit pension and other postretirement plans to certain employees. Net periodic pension and other postretirement benefit cost for the plans included the following:

	Three months ended December 31,
	Pension		Other Postretirement
	2019	2018	2019	2018

Service cost	$2,170	$2,000	$64	$61
Interest cost *	1,933	2,301	140	180
Expected return on plan assets *	(2,232)	(2,596)	—	—
Amortization:
Prior service cost	(47)	(46)	(23)	(49)
Net actuarial loss (gain) *	2,387	1,061	—	(15)
Net benefit cost	$4,211	$2,720	$181	$177

* Non-service components of pension and postretirement expense are included in other income (deductions), net.
Benefit payments under the Company's principal retirement plan are made from plan assets, while benefit payments under the postretirement benefit plan are made from the Company's operating funds.  Under IRS regulations, the Company is required to make contributions of approximately $4,333 to its principal retirement plan in fiscal 2020.

Contributions made and anticipated for fiscal year 2020 are as follows:

Contributions	Pension	Other Postretirement
Contributions during the three months ended December 31, 2019:
Supplemental retirement plan	$176	$—
Other postretirement plan	—	206

Additional contributions expected in fiscal 2020:
Principal retirement plan	$4,333	$—
Supplemental retirement plan	706	—
Other postretirement plan	—	783

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 12.   Accumulated Other Comprehensive Income

The changes in AOCI by component, net of tax, for the three-month periods ended December 31, 2019 and 2018 were as follows:

	Post-retirement benefit plans		Currency translation adjustment	Derivatives		Total
Attributable to Matthews:
Balance, September 30, 2019	$(71,743)		$(156,214)	$(404)		$(228,361)
OCI before reclassification	—		11,111	566		11,677
Amounts reclassified from AOCI	1,727	(a)	—	(275)	(b)	1,452
Net current-period OCI	1,727		11,111	291		13,129
Balance, December 31, 2019	$(70,016)		$(145,103)	$(113)		$(215,232)
Attributable to noncontrolling interest:
Balance, September 30, 2019	$—		$375	$—		$375
OCI before reclassification	—		(5)	—		(5)
Net current-period OCI	—		(5)	—		(5)
Balance, December 31, 2019	$—		$370	$—		$370

	Post-retirement benefit plans		Currency translation adjustment	Derivatives		Total
Attributable to Matthews:
Balance, September 30, 2018	$(37,876)		$(134,960)	$8,538		$(164,298)
OCI before reclassification	—		(12,564)	(2,346)		(14,910)
Amounts reclassified from AOCI	729	(a)	—	(555)	(b)	174
Net current-period OCI	729		(12,564)	(2,901)		(14,736)
Balance, December 31, 2018	$(37,147)		$(147,524)	$5,637		$(179,034)
Attributable to noncontrolling interest:
Balance, September 30, 2018	$—		$467	$—		$467
OCI before reclassification	—		(13)	—		(13)
Net current-period OCI	—		(13)	—		(13)
Balance, December 31, 2018	$—		$454	$—		$454

(a)	Amounts were included in net periodic benefit cost for pension and other postretirement benefit plans (see Note 11).

(b)	Amounts were included in interest expense in the periods the hedged item affected earnings (see Note 7).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 12.   Accumulated Other Comprehensive Income (continued)

Reclassifications out of AOCI for the three-month periods ended December 31, 2019 and 2018 were as follows:

	Amount reclassified from AOCI
Details about AOCI Components	Three Months Ended December 31, 2019		Three Months Ended December 31, 2018	Affected line item in the Statement of income

Postretirement benefit plans
Prior service credit	$70	(a)	$95
Actuarial losses	(2,387)	(a)	(1,046)
	(2,317)	(b)	(951)	Income before income tax
	590		222	Income taxes
	$(1,727)		$(729)	Net income
Derivatives
Interest rate swap contracts	$364		$735	Interest expense
	364	(b)	735	Income before income tax
	(89)		(180)	Income taxes
	$275		$555	Net income

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

Note 13.   Income Taxes

Income tax provisions for the Company's interim periods are based on the effective income tax rate expected to be applicable for the full year. The Company's consolidated income taxes for the three months ended December 31, 2019 were a benefit of $5,397, compared to an expense of $605 for the first three months of fiscal 2019. The differences between the Company’s consolidated income taxes for the first three months of fiscal 2020 versus the same period for fiscal 2019 primarily resulted from the fiscal 2020 consolidated loss before income taxes and higher fiscal 2020 discrete benefits resulting from the closure of several tax audits during the current quarter. The Company’s fiscal 2020 three month effective tax rate varied from the U.S. statutory tax rate of 21.0% primarily due to state taxes, foreign statutory rate differentials, tax credits, and discrete tax benefits recognized in the quarter.

The Company had unrecognized tax benefits (excluding penalties and interest) of $12,579 and $15,526 on December 31, 2019 and September 30, 2019, respectively, of which $9,365 and $11,417 would impact the annual effective rate. It is reasonably possible that the amount of unrecognized tax benefits could decrease by approximately $3,340 in the next 12 months primarily due to the completion of audits and the expiration of the statute of limitations.

The Company classifies interest and penalties on tax uncertainties as a component of the provision for income taxes. Total penalties and interest accrued were $2,730 and $2,880 at December 31, 2019 and September 30, 2019, respectively.  These accruals may potentially be applicable in the event of an unfavorable outcome of uncertain tax positions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 13.   Income Taxes (continued)

The Company is currently under examination in several tax jurisdictions and remains subject to examination until the statute of limitations expires for those tax jurisdictions.  As of December 31, 2019, the tax years that remain subject to examination by major jurisdiction generally are:

United States – Federal	2016 and forward
United States – State	2015 and forward
Canada	2015 and forward
Germany	2015 and forward
United Kingdom	2018 and forward
Australia	2015 and forward
Singapore	2016 and forward

Note 14.   Segment Information

The Company manages its businesses under three segments: SGK Brand Solutions, Memorialization and Industrial Technologies. The SGK Brand Solutions segment consists of brand management, pre-media services, printing plates and cylinders, engineered products, imaging services, digital asset management, merchandising display systems, and marketing and design services primarily for the consumer goods and retail industries.  The Memorialization segment consists primarily of bronze and granite memorials and other memorialization products, caskets, and cremation and incineration equipment primarily for the cemetery and funeral home industries.  The Industrial Technologies segment includes marking and coding equipment and consumables, industrial automation products and order fulfillment systems for identifying, tracking, picking and conveying consumer and industrial products.

The Company's primary measure of segment profitability is adjusted earnings before interest, income taxes, depreciation and amortization ("adjusted EBITDA"). Adjusted EBITDA is defined by the Company as earnings before interest, income taxes, depreciation, amortization and certain non-cash and/or non-recurring items that do not contribute directly to management’s evaluation of its operating results. These items include stock-based compensation, the non-service portion of pension and postretirement expense, acquisition costs, ERP integration costs, and strategic initiatives and other charges. This presentation is consistent with how the Company's chief operating decision maker (the “CODM”) evaluates the results of operations and makes strategic decisions about the business. For these reasons, the Company believes that adjusted EBITDA represents the most relevant measure of segment profit and loss.

In addition, the CODM manages and evaluates the operating performance of the segments, as described above, on a pre-corporate cost allocation basis. Accordingly, for segment reporting purposes, the Company does not allocate corporate costs to its reportable segments. Corporate costs include management and administrative support to the Company, which consists of certain aspects of the Company’s executive management, legal, compliance, human resources, information technology (including operational support) and finance departments. These costs are included within "Corporate and Non-Operating" in the following table to reconcile to consolidated adjusted EBITDA and are not considered a separate reportable segment. Management does not allocate non-operating items such as investment income, other income (deductions), net and noncontrolling interest to the segments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 14.   Segment Information (continued)

The following table sets forth information about the Company's segments, including a reconciliation of adjusted EBITDA to net income.

	Three Months Ended December 31,
	2019	2018
Sales:
SGK Brand Solutions	$174,880	$185,300
Memorialization	154,405	153,886
Industrial Technologies	35,659	34,991
Consolidated Sales	$364,944	$374,177

Adjusted EBITDA:
SGK Brand Solutions	$18,738	$27,351
Memorialization	30,093	30,321
Industrial Technologies	4,314	3,595
Corporate and Non-Operating	(12,915)	(14,786)
Total Adjusted EBITDA	$40,230	$46,481

Acquisition costs (1)**	(1,948)	(2,032)
ERP integration costs (2)**	(665)	(2,177)
Strategic initiatives and other charges (3)**	(10,251)	—
Loss on divestiture (4)	—	(4,465)
Joint Venture depreciation, amortization, interest expense and other charges (5)	(797)	—
Stock-based compensation	(2,031)	(3,647)
Non-service pension and postretirement expense (6)	(2,228)	(931)
Depreciation and amortization *	(28,933)	(19,226)
Interest expense	(9,240)	(10,301)
Net income (loss) attributable to noncontrolling interests	160	(113)
(Loss) income before income taxes	(15,703)	3,589
Income tax benefit (provision)	5,397	(605)
Net (loss) income	$(10,306)	$2,984

(1) Includes certain non-recurring costs associated with recent acquisition activities.
(2) Represents costs associated with global ERP system integration efforts.
(3) Includes certain non-recurring costs associated with productivity and cost-reduction initiatives intended to result in improved operating performance, profitability and working capital levels.
(4) Represents a loss on the sale of a controlling interest in a subsidiary within the Memorialization segment.
(5) Represents the Company's portion of depreciation, intangible amortization, interest expense, and other non-recurring charges incurred by non-consolidated subsidiaries accounted for as equity-method investments within the Memorialization segment.

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

* Depreciation and amortization was $21,656 and $11,442 for the SGK Brand Solutions segment, $4,636 and $5,019 for the Memorialization segment, $1,442 and $1,526 for the Industrial Technologies segment, and $1,199 and $1,239 for Corporate and Non-Operating, for the three months ended December 31, 2019 and 2018, respectively.
** Acquisition costs, ERP integration costs, and strategic initiatives and other charges were $3,446 and $601 for the SGK Brand Solutions segment and $9,090 and $3,608 for Corporate and Non-Operating, for the three months ended December 31, 2019 and 2018, respectively. Acquisition costs, ERP integration costs, and strategic initiatives and other charges were $328 for the Memorialization segment for the three months ended December 31, 2019.

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

During fiscal 2019, the Company completed small acquisitions in the Memorialization segment for a combined purchase price of $3,094 (net of cash acquired and holdback amounts, subject to working capital adjustments). The Company finalized the purchase price allocations related to these acquisitions in the first quarter of fiscal 2020, resulting in an immaterial adjustment to certain working capital accounts.

During fiscal 2019, the Company completed the sale of a 51% ownership interest in a small Memorialization business. Net proceeds from this sale totaled approximately $8,254, and the transaction resulted in the recognition of a $4,465 loss for the three months ended December 31, 2018, which is included as a component of administrative expenses. Immediately following the transaction, the Company retained a non-controlling interest in this business, which will be accounted for as an equity-method investment.

Note 16.   Goodwill and Other Intangible Assets

A summary of the carrying amount of goodwill attributable to each segment as well as the changes in such amounts are as follows:

	SGK Brand Solutions	Memorialization	Industrial Technologies	Consolidated

Net goodwill at September 30, 2019	$395,704	$359,737	$91,366	$846,807
Additions during period	—	—	—	—
Translation and other adjustments	8,565	935	682	10,182
Net goodwill at December 31, 2019	$404,269	$360,672	$92,048	$856,989

The net goodwill balances at December 31, 2019 and September 30, 2019 include $88,324 of accumulated impairment losses. Accumulated impairment losses were $83,324 and $5,000 for the SGK Brand Solutions and Memorialization segments, respectively.
The Company performed its annual impairment review in the second quarter of fiscal 2019 and determined that estimated fair value for all reporting units exceeded carrying value. The Company performed an interim assessment of its Graphics Imaging reporting unit goodwill during the fourth quarter of fiscal 2019 and recorded a $77,572 goodwill write-down. Subsequent to this write-down, the fair value of the Graphics Imaging reporting unit, within the SGK Brand Solutions segment, approximated carrying value at September 30, 2019. If current projections are not achieved or specific valuation factors outside the Company’s control (such as discount rates) significantly change, additional goodwill write-downs may be necessary in future periods.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 16.   Goodwill and Other Intangible Assets (continued)

The following tables summarize the carrying amounts and related accumulated amortization for intangible assets as of December 31, 2019 and September 30, 2019, respectively.

	Carrying Amount	Accumulated Amortization		Net
December 31, 2019
Trade names	$30,540	$—	*	$30,540
Trade names	148,730	(33,085)		115,645
Customer relationships	377,079	(144,867)		232,212
Copyrights/patents/other	20,561	(13,802)		6,759
	$576,910	$(191,754)		$385,156

September 30, 2019:
Trade names	$30,540	$—	*	$30,540
Trade names	148,628	(22,653)		125,975
Customer relationships	374,515	(137,330)		237,185
Copyrights/patents/other	20,463	(13,513)		6,950
*Not subject to amortization	$574,146	$(173,496)		$400,650

The net change in intangible assets during the three months ended December 31, 2019 included the impact of foreign currency fluctuations during the period and additional amortization.

Amortization expense on intangible assets was $17,942 and $8,113 for the three-month periods ended December 31, 2019 and 2018, respectively.  Amortization expense is estimated to be $53,562 for the remainder of fiscal 2020, $60,109 in 2021, $46,729 in 2022, $27,797 in 2023 and $26,177 in 2024.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations
CAUTIONARY STATEMENTS REGARDING FORWARD LOOKING STATEMENTS AND NON-GAAP FINANCIAL MEASURES:

The following discussion should be read in conjunction with the consolidated financial statements of Matthews International Corporation ("Matthews" or the "Company") and related notes thereto included in this Quarterly Report on Form 10-Q and the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2019.  Any forward-looking statements contained herein are included pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements involve known and unknown risks and uncertainties that may cause the Company's actual results in future periods to be materially different from management's expectations.  Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove correct.  Factors that could cause the Company's results to differ materially from the results discussed in such forward-looking statements principally include changes in domestic or international economic conditions, changes in foreign currency exchange rates, changes in the cost of materials used in the manufacture of the Company's products, changes in mortality and cremation rates, changes in product demand or pricing as a result of consolidation in the industries in which the Company operates, changes in product demand or pricing as a result of domestic or international competitive pressures, ability to achieve cost-reduction objectives, unknown risks in connection with the Company's acquisitions, cybersecurity concerns, effectiveness of the Company's internal controls, compliance with domestic and foreign laws and regulations, technological factors beyond the Company's control, and other factors described in Item 1A - "Risk Factors" in this Form 10-Q and Item 1A - "Risk Factors" in the Company's Form 10-K for the fiscal year ended September 30, 2019.  In addition, although the Company does not have any customers that would be considered individually significant to consolidated sales, changes in the distribution of the Company's products or the potential loss of one or more of the Company's larger customers are also considered risk factors. Matthews cautions that the foregoing list of important factors is not all inclusive. Readers are also cautioned not to place undue reliance on any forward looking statements, which reflect management's analysis only as of the date of this report, even if subsequently made available by Matthews on its website or otherwise. Matthews does not undertake to update any forward looking statement, whether written or oral, that may be made from time to time by or on behalf of Matthews to reflect events or circumstances occurring after the date of this report.

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

RESULTS OF OPERATIONS:

The Company manages its businesses under three segments: SGK Brand Solutions, Memorialization and Industrial Technologies. The SGK Brand Solutions segment consists of brand management, pre-media services, printing plates and cylinders, engineered products, imaging services, digital asset management, merchandising display systems, and marketing and design services primarily for the consumer goods and retail industries. The Memorialization segment consists primarily of bronze and granite memorials and other memorialization products, caskets, and cremation and incineration equipment primarily for the cemetery and funeral home industries. The Industrial Technologies segment includes marking and coding equipment and consumables, industrial automation products and order fulfillment systems for identifying, tracking, picking and conveying consumer and industrial products.

The Company's primary measure of segment profitability is adjusted earnings before interest, income taxes, depreciation and amortization ("adjusted EBITDA"). Adjusted EBITDA is defined by the Company as earnings before interest, income taxes, depreciation, amortization and certain non-cash and/or non-recurring items that do not contribute directly to management’s evaluation of its operating results. These items include stock-based compensation, the non-service portion of pension and postretirement expense, acquisition costs, ERP integration costs, and strategic initiatives and other charges. This presentation is consistent with how the Company's chief operating decision maker (the “CODM”) evaluates the results of operations and makes strategic decisions about the business. For these reasons, the Company believes that adjusted EBITDA represents the most relevant measure of segment profit and loss.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

In addition, the CODM manages and evaluates the operating performance of the segments, as described above, on a pre-corporate cost allocation basis. Accordingly, for segment reporting purposes, the Company does not allocate corporate costs to its reportable segments. Corporate costs include management and administrative support to the Company, which consists of certain aspects of the Company’s executive management, legal, compliance, human resources, information technology (including operational support) and finance departments. These costs are included within "Corporate and Non-Operating" in the following table to reconcile to consolidated adjusted EBITDA and are not considered a separate reportable segment. Management does not allocate non-operating items such as investment income, other income (deductions), net and noncontrolling interest to the segments.

The following table sets forth the sales and adjusted EBITDA for the Company's three reporting segments for the three-month periods ended December 31, 2019 and 2018. Refer to Note 14, "Segment Information" in Item 1 - "Financial Statements" for the Company's financial information by segment.

	Three Months Ended December 31,
	2019	2018
Sales:	(Dollar amounts in thousands)
SGK Brand Solutions	$174,880	$185,300
Memorialization	154,405	153,886
Industrial Technologies	35,659	34,991
Consolidated Sales	$364,944	$374,177

Adjusted EBITDA:
SGK Brand Solutions	$18,738	$27,351
Memorialization	30,093	30,321
Industrial Technologies	4,314	3,595
Corporate and Non-Operating	(12,915)	(14,786)
Total Adjusted EBITDA (1)	$40,230	$46,481
(1) Total Adjusted EBITDA is a non-GAAP financial measure. See the "Non-GAAP Financial Measures" section below.

Sales for the three months ended December 31, 2019 were $364.9 million, compared to $374.2 million for the three months ended December 31, 2018, representing a decrease of $9.3 million.  Changes in foreign currency rates were estimated to have an unfavorable impact of $2.5 million on fiscal 2020 consolidated sales compared to a year ago. The decrease in fiscal 2020 sales also reflected lower brand sales in the U.S. and decreased sales of cylinders, surfaces and engineered products in Europe for the SGK Brand Solutions segment. These decreases were partially offset by higher brand sales in the Asia-Pacific region and increased sales of merchandising solutions for the SGK Brand Solutions segment, higher casket revenues and increased sales of cremation and incineration equipment for the Memorialization segment, and increased product identification sales for the Industrial Technologies segment.

In the SGK Brand Solutions segment, sales for the first three months of fiscal 2020 were $174.9 million, compared to $185.3 million for the first three months of fiscal 2019.  The decrease primarily resulted from lower sales in the U.S., reflecting a significant brand client electing to transition their work internally, and lower sales of cylinders, surfaces and engineered products in Europe. These decreases were partially offset by sales growth in the Asia-Pacific region and increased sales of merchandising solutions. Changes in foreign currency exchange rates had an unfavorable impact of $1.9 million on the segment's sales compared to the prior year. Memorialization segment sales for the first three months of fiscal 2020 were $154.4 million, compared to $153.9 million for the first three months of fiscal 2019. The sales increase primarily resulted from improved price realization on caskets and memorial products, and higher sales of cremation and incineration equipment, partially offset by lower unit sales of caskets and memorial products. Changes in foreign currency exchange rates had an unfavorable impact of $322,000 on the segment's sales compared to the prior year. Industrial Technologies segment sales were $35.7 million for the first three months of fiscal 2020, compared to $35.0 million for the first three months of fiscal 2019. The increase reflected higher product identification sales, partially offset by lower sales of warehouse automation systems and decreased applied technologies sales. Changes in foreign currency exchange rates had an unfavorable impact of $322,000 on the segment's sales compared to the prior year.

Gross profit for the three months ended December 31, 2019 was $115.7 million, compared to $126.4 million for the same period a year ago.  Consolidated gross profit as a percent of sales was 31.7% and 33.8% for the first three months of fiscal 2020 and fiscal 2019, respectively.  The decrease in gross profit primarily reflected lower sales, and unfavorable changes in margins for

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

merchandising solutions and for cylinders, surfaces and engineered products within the SGK Brand Solutions segment. These declines were partially offset by the realization of productivity improvements and acquisition synergies, primarily in the Memorialization segment. Gross profit also included acquisition integration costs and other charges totaling $1.1 million and $402,000 for the three months ended December 31, 2019 and 2018, respectively.

Selling and administrative expenses for the three months ended December 31, 2019 were $102.7 million, compared to $102.1 million for the first three months of fiscal 2019.  Consolidated selling and administrative expenses, as a percent of sales, were 28.1% for the three months ended December 31, 2019, compared to 27.3% for the same period last year.  Selling and administrative expenses included acquisition integration and related systems-integration costs, and other charges primarily in connection with cost-reduction initiatives totaling $12.5 million in fiscal 2020, compared to $3.8 million in fiscal 2019. These increases in selling and administrative expenses were partially offset by the impact of lower sales in fiscal 2020, and benefits from ongoing cost-reduction initiatives. Fiscal 2019 selling and administrative expenses also included a $4.5 million loss recognized on the sale of a controlling interest in a Memorialization business. Intangible amortization for the three months ended December 31, 2019 was $17.9 million, compared to $8.1 million for the three months ended December 31, 2018. The increase in intangible amortization primarily reflected $9.4 million of incremental amortization resulting from the fiscal 2019 reduction in useful lives for certain trade names that are being discontinued.

Adjusted EBITDA was $40.2 million for the three months ended December 31, 2019 and $46.5 million for the three months ended December 31, 2018. Adjusted EBITDA for the SGK Brand Solutions segment was $18.7 million for the first three months of fiscal 2020 compared to $27.4 million for the same period a year ago. The decrease in segment adjusted EBITDA primarily reflected the impact of lower sales, unfavorable changes in product mix, ongoing pricing pressures, and a decline in margins for merchandising solutions and for cylinders, surfaces and engineered products. These decreases were partially offset by the impact of sales growth in the Asia-Pacific region and benefits from cost-reduction initiatives. Memorialization segment adjusted EBITDA was $30.1 million for the first three months of fiscal 2020 compared to $30.3 million for the first three months of fiscal 2019. The decrease in segment adjusted EBITDA primarily reflected lower margins on sales of cremation and incineration products, partially offset by improved price realization on caskets and memorial products, and the favorable impact of acquisition synergies and other productivity initiatives. Adjusted EBITDA for the Industrial Technologies segment for the three months ended December 31, 2019 was $4.3 million, compared to $3.6 million for the same period a year ago. Industrial Technologies segment adjusted EBITDA reflected the impact of higher product identification sales, partially offset by the impact of lower sales of warehouse automation systems and decreased applied technologies sales.

Investment income was $1.3 million for the three months ended December 31, 2019, compared to investment losses of $1.4 million for the three months ended December 31, 2018. The change primarily reflected increases in the value of investments (primarily marketable securities) held in trust for certain of the Company's benefit plans.  Interest expense for the first three months of fiscal 2020 was $9.2 million, compared to $10.3 million for the same period last year.  The decrease in interest expense reflected lower average interest rates and a decrease in average borrowing levels in the current fiscal year.  Other income (deductions), net, for the three months ended December 31, 2019 represented a decrease in pre-tax income of $2.8 million, compared to a decrease in pre-tax income of $924,000 for the same period last year.  Other income (deductions), net includes the non-service components of pension and postretirement expense, which totaled $2.2 million and $931,000 for the three months ended December 31, 2019 and 2018, respectively. Refer to Note 11, "Pension and Other Postretirement Benefit Plans" in Item 1 - "Financial Statements" for further details. Other income (deductions), net also includes banking-related fees and the impact of currency gains and losses on certain intercompany debt and foreign denominated cash balances.

Income tax provisions for the Company's interim periods are based on the effective income tax rate expected to be applicable for the full year. The Company's consolidated income taxes for the three months ended December 31, 2019 were a benefit of $5.4 million, compared to an expense of $605,000 for the first three months of fiscal 2019. The differences between the Company’s consolidated income taxes for the first three months of fiscal 2020 versus the same period for fiscal 2019 primarily resulted from the fiscal 2020 consolidated loss before income taxes and higher fiscal 2020 discrete benefits resulting from the closure of several tax audits during the current quarter. The Company’s fiscal 2020 three month effective tax rate varied from the U.S. statutory tax rate of 21.0% primarily due to state taxes, foreign statutory rate differentials, the benefit of tax credits, and discrete tax benefits recognized in the quarter.

Net income attributable to noncontrolling interests was $160,000 for the three months ended December 31, 2019, compared to net losses of $113,000 for the same period a year ago.  The net income (losses) attributable to noncontrolling interests primarily reflected income (losses) in less than wholly-owned businesses.

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

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

The reconciliation of net income to adjusted EBITDA is as follows:

	Three Months Ended December 31,
	2019	2018
	(Dollar amounts in thousands)
Net (loss) income	$(10,306)	$2,984
Income tax (benefit) provision	(5,397)	605
(Loss) income before income taxes	(15,703)	3,589
Net (income) loss attributable to noncontrolling interests	(160)	113
Interest expense	9,240	10,301
Depreciation and amortization *	28,933	19,226
Acquisition costs (1)**	1,948	2,032
ERP integration costs (2)**	665	2,177
Strategic initiatives and other charges (3)**	10,251	—
Loss on divestiture (4)	—	4,465
Joint Venture depreciation, amortization, interest expense and other charges (5)	797	—
Stock-based compensation	2,031	3,647
Non-service pension and postretirement expense (6)	2,228	931
Total Adjusted EBITDA	$40,230	$46,481

(1) Includes certain non-recurring costs associated with recent acquisition activities.
(2) Represents costs associated with global ERP system integration efforts.
(3) Includes certain non-recurring costs associated with productivity and cost-reduction initiatives intended to result in improved operating performance, profitability and working capital levels.
(4) Represents a loss on the sale of a controlling interest in a subsidiary within the Memorialization segment.
(5) Represents the Company's portion of depreciation, intangible amortization, interest expense, and other non-recurring charges incurred by non-consolidated subsidiaries accounted for as equity-method investments within the Memorialization segment.

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

* Depreciation and amortization was $21.7 million and $11.4 million for the SGK Brand Solutions segment, $4.6 million and $5.0 million for the Memorialization segment, $1.4 million and $1.5 million for the Industrial Technologies segment, and $1.2 million and $1.2 million for Corporate and Non-Operating, for the three months ended December 31, 2019 and 2018, respectively.
** Acquisition costs, ERP integration costs, and strategic initiatives and other charges were $3.4 million and $601,000 for the SGK Brand Solutions segment and $9.1 million and $3.6 million for Corporate and Non-Operating, for the three months ended December 31, 2019 and 2018, respectively. Acquisition costs, ERP integration costs, and strategic initiatives and other charges were $328,000 for the Memorialization segment for the three months ended December 31, 2019.

LIQUIDITY AND CAPITAL RESOURCES:

Net cash provided by operating activities was $5.4 million for the first three months of fiscal 2020, compared to $8.4 million for the first three months of fiscal 2019.  Operating cash flow for both periods principally included net (loss) income adjusted for deferred taxes, depreciation and amortization, stock-based compensation expense, net (gains) losses related to investments, non-cash pension expense, other non-cash adjustments, and changes in working capital items. Net changes in working capital items resulted in a use of working capital of approximately $13.2 million in fiscal 2020, reflecting decreases in accounts receivable, accounts payable and accrued compensation, increases in inventory, and changes in other accounts. Net changes in working capital items resulted in a use of working capital of approximately $21.1 million in fiscal 2019, reflecting fiscal year-end compensation-related payments and increased amounts recognized in excess of billings for certain customer projects.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

Cash used in investing activities was $14.2 million for the three months ended December 31, 2019, compared to $15.6 million for the three months ended December 31, 2018.  Investing activities for the first three months of fiscal 2020 primarily reflected capital expenditures of $9.7 million and cash investments made in non-consolidated subsidiaries of $4.6 million.  Investing activities for the first three months of fiscal 2019 primarily reflected capital expenditures of $8.5 million, acquisition payments (net of cash acquired or received from sellers) totaling $8.4 million, proceeds of $8.3 million from the divestiture of a controlling interest in a small Memorialization business, and investments and advances of $7.4 million.

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

Cash provided by financing activities for the three months ended December 31, 2019 was $11.9 million, primarily reflecting proceeds, net of repayments, on long-term debt of $21.6 million, treasury stock purchases of $1.8 million, and dividends of $6.5 million to the Company's shareholders. Cash provided by financing activities for the three months ended December 31, 2018 was $5.8 million, primarily reflecting proceeds, net of repayments, on long-term debt of $20.7 million, treasury stock purchases of $7.8 million, and dividends of $6.4 million to the Company's shareholders.

The Company has a domestic credit facility with a syndicate of financial institutions that includes a $900.0 million senior secured revolving credit facility and a $250.0 million senior secured amortizing term loan. A portion of the revolving credit facility (not to exceed $150.0 million) can be drawn in foreign currencies. The term loan requires scheduled principal payments of 5.0% of the outstanding principal in year one, 7.5% in year two, and 10.0% in years three through five, payable in quarterly installments.  Pursuant to the terms of the domestic credit facility agreement, principal payments may be made on the term loan prior to the scheduled due dates. The balance of the revolving credit facility and the term loan are due on the maturity date of April 26, 2021. Borrowings under both the revolving credit facility and the term loan bear interest at LIBOR (Euro LIBOR for balances drawn in Euros) plus a factor ranging from 0.75% to 2.00% (1.5% at December 31, 2019) based on the Company's secured leverage ratio.  The secured leverage ratio is defined as net secured indebtedness divided by EBITDA (earnings before interest, income taxes, depreciation and amortization) as defined within the domestic credit facility agreement.  The Company is required to pay an annual commitment fee ranging from 0.15% to 0.25% (based on the Company's leverage ratio) of the unused portion of the revolving credit facility.

The domestic credit facility requires the Company to maintain certain leverage and interest coverage ratios. A portion of the facility (not to exceed $35.0 million) is available for the issuance of trade and standby letters of credit. Outstanding U.S. dollar denominated borrowings on the revolving credit facility at December 31, 2019 and September 30, 2019 were $351.7 million and $325.6 million, respectively. Outstanding Euro denominated borrowings on the revolving credit facility at December 31, 2019 and September 30, 2019 were €125.0 million ($140.2 million) and €125.0 million ($136.5 million), respectively. Outstanding borrowings on the term loan at December 31, 2019 and September 30, 2019 were $47.3 million and $53.5 million, respectively. The weighted-average interest rate on outstanding borrowings for the domestic credit facility (including the effects of interest rate swaps and Euro denominated borrowings) at December 31, 2019 and 2018 was 2.60% and 3.06%, respectively.

The Company has $300.0 million of 5.25% senior unsecured notes due December 1, 2025 (the "2025 Senior Notes"). The 2025 Senior Notes bear interest at a rate of 5.25% per annum with interest payable semi-annually in arrears on June 1 and December 1 of each year. The Company's obligations under the 2025 Senior Notes are guaranteed by certain of the Company's direct and indirect wholly-owned domestic subsidiaries. The Company is subject to certain covenants and other restrictions in connection with the 2025 Senior Notes. The Company incurred direct financing fees and costs in connection with the 2025 Senior Notes. Unamortized costs were $3.2 million and $3.3 million at December 31, 2019 and September 30, 2019, respectively.

The Company has a $115.0 million accounts receivable securitization facility (the "Securitization Facility") with certain financial institutions which matures on April 11, 2020 and the Company intends to extend this facility. Under the Securitization Facility, the Company and certain of its domestic subsidiaries sell, on a continuous basis without recourse, their trade receivables to Matthews Receivables Funding Corporation, LLC (“Matthews RFC”), a wholly-owned bankruptcy-remote subsidiary of the Company. Matthews RFC in turn assigns a collateral interest in these receivables to certain financial institutions, and then may borrow funds under the Securitization Facility. The Securitization Facility does not qualify for sale treatment. Accordingly, the trade receivables and related debt obligations remain on the Company's Consolidated Balance Sheet. Borrowings under the Securitization Facility bear interest at LIBOR plus 0.75%. The Company is required to pay an annual commitment fee ranging from 0.25% to 0.35% of the unused portion of the Securitization Facility. Outstanding borrowings under the Securitization Facility at December 31, 2019

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

and September 30, 2019 were $106.7 million and $94.0 million, respectively. At December 31, 2019 and 2018, the interest rate on borrowings under this facility was 2.51% and 3.25%, respectively.

The following table presents information related to interest rate contracts entered into by the Company and designated as cash flow hedges (dollar amounts in thousands):

	December 31, 2019	September 30, 2019
Pay fixed swaps - notional amount	$287,500	$293,750
Net unrealized loss	$(149)	$(534)
Weighted-average maturity period (years)	1.7	1.9
Weighted-average received rate	1.76%	2.02%
Weighted-average pay rate	1.43%	1.41%

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

The fair value of the interest rate swaps reflected an unrealized loss, net of unrealized gains, of $149,000 ($112,000 after tax) at December 31, 2019 and an unrealized loss, net of unrealized gains, of $534,000 ($403,000 after tax) at September 30, 2019. The net unrealized loss is included in shareholders' equity as part of accumulated other comprehensive income (loss) ("AOCI").  Assuming market rates remain constant with the rates at December 31, 2019, a gain (net of tax) of approximately $118,000 included in AOCI is expected to be recognized in earnings over the next twelve months.

The Company, through certain of its European subsidiaries, has a credit facility with a European bank, which is guaranteed by Matthews. The maximum amount of borrowing available under this facility is €35.0 million ($39.3 million).  In the first quarter of fiscal 2020, the Company extended this facility to a current maturity of December 2020 and the Company intends to continue to extend this facility. Outstanding borrowings under the credit facility totaled €18.4 million ($20.7 million) and €12.8 million ($14.0 million) at December 31, 2019 and September 30, 2019, respectively. The weighted-average interest rate on outstanding borrowings under this facility at December 31, 2019 and 2018 was 1.25%.

The Company’s German subsidiary, Matthews Europe GmbH, had €15.0 million ($16.5 million) of senior unsecured notes with European banks.  The notes matured in November 2019 at which point they were paid.  The weighted-average interest rate on the notes at December 31, 2018 was 1.40%.

Finance lease liabilities included as a component of debt totaled $3.5 million and $3.6 million at December 31, 2019 and September 30, 2019, respectively. See Note 8, "Leases" in Item 1 - "Financial Statements" for further discussion on the Company's lease obligations. Other debt totaled $395,000 at September 30, 2019. The weighted-average interest rate on other debt was 5.54% at December 31, 2018. The Company was in compliance with all of its debt covenants as of December 31, 2019.

The Company uses certain foreign currency debt instruments as net investment hedges of foreign operations. Currency losses of $499,000 (net of income taxes of $162,000) and $3.3 million (net of income taxes of $1.1 million), which represent effective hedges of net investments, were reported as a component of AOCI within currency translation adjustment at December 31, 2019 and September 30, 2019, respectively.

In September 2014, a claim was filed by a customer seeking to draw upon a letter of credit issued by the Company of £8.6 million ($11.3 million at December 31, 2019) with respect to a performance guarantee on an environmental solutions project in Saudi Arabia. Management assessed the customer's demand to be without merit and initiated an action with the court in the United Kingdom (the "U.K. Court"). Pursuant to this action, an order was issued by the U.K. Court in January 2015 requiring that, upon receipt by the customer, the funds were to be remitted by the customer to the U.K. Court pending resolution of the dispute between the parties. As a result, the Company made payment on the draw to the financial institution for the letter of credit and the funds were ultimately received by the customer. The customer did not remit the funds to the U.K. Court as ordered. On June 14, 2016, the U.K Court ruled completely in favor of Matthews following a trial on the merits. However, the ongoing dispute involves litigation in multiple foreign jurisdictions because the contract between the parties includes a venue clause requiring the venue for any litigation to be in the United Kingdom, while the enforcement of any final judgment is required to be executed in Saudi Arabia. The Company continues to pursue a trial on the merits in Saudi Arabia which is now scheduled to conclude in calendar year 2020. It is necessary to obtain an equivalent favorable ruling in the courts of Saudi Arabia to effectively enforce the judgment and

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

commence collection efforts. The Company remains confident regarding the pending trial on the merits in Saudi Arabia and expects to be in a position to enforce the judgment and initiate collection efforts following completion of that trial. However, as the customer has neither yet remitted the funds nor complied with the final, un-appealed orders of the U.K. Court, it is possible the resolution of this matter could have an unfavorable financial impact on Matthews’ results of operations.  The Company’s level of success in recovering funds from the customer will depend upon a number of factors including a successful completion of the pending trial on the merits in Saudi Arabia, the availability of recoverable funds, and the subsequent level of cooperation from the Saudi Arabian government to enforce a potential judgment against the customer. The Company has determined that resolution of this matter may take an extended period of time and therefore has classified the funded letter of credit within other assets on the Consolidated Balance Sheets as of December 31, 2019 and September 30, 2019. The Company will continue to assess the accounting and collectability related to this matter as facts and circumstances evolve.

The Company has a stock repurchase program.  Under the current authorization, the Company's Board of Directors has authorized the repurchase of a total of 5,000,000 shares of Matthews' common stock under the program, of which 660,208 shares remain available for repurchase as of December 31, 2019. The buy-back program is designed to increase shareholder value, enlarge the Company's holdings of its common stock, and add to earnings per share.  Repurchased shares may be retained in treasury, utilized for acquisitions, or reissued to employees or other purchasers, subject to the restrictions set forth in the Company's Restated Articles of Incorporation.

Consolidated working capital of the Company was $311.1 million at December 31, 2019, compared to $303.8 million at September 30, 2019.  Cash and cash equivalents were $39.4 million at December 31, 2019, compared to $35.3 million at September 30, 2019.  The Company's current ratio was 2.1 at December 31, 2019 and September 30, 2019.

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

ACQUISITIONS AND DIVESTITURES:

Refer to Note 15, "Acquisitions and Divestitures" in Item 1 - "Financial Statements" for further details on the Company's acquisitions and divestitures.

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

During fiscal 2019, the Company initiated a strategic evaluation to improve profitability and reduce the Company's cost structure. These actions leveraged the benefit of the Company's new global ERP platform, primarily targeted at the SGK Brand Solutions segment, both operational and commercial structure, and the Company's shared financial services and other administrative functions. This evaluation identified opportunities for significant cost structure improvements, which the Company expects to achieve over the fiscal 2020 to fiscal 2021 period.  The Company's recent strategic review has also resulted in improvements to the commercial structure within the SGK Brand Solutions segment, including the consolidation of several of the segment's trade names. As a result, the amortization of these intangible assets will significantly increase in fiscal 2020 through fiscal 2022.

CRITICAL ACCOUNTING POLICIES:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Therefore, the determination of estimates requires the exercise of judgment based on various assumptions and other factors such as historical experience, economic conditions, and in some cases, actuarial techniques.  Actual results may differ from those estimates.   A discussion of market risks affecting the Company can be found in Item 7A - "Quantitative and Qualitative Disclosures about Market Risk" in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2019.

A summary of the Company's significant accounting policies are included in the Notes to Consolidated Financial Statements and in the critical accounting policies in Management's Discussion and Analysis included in the Company's Annual Report on Form 10-K for the year ended September 30, 2019.  Management believes that the application of these policies on a consistent basis enables the Company to provide useful and reliable financial information about the Company's operating results and financial condition.
The Company performed its annual impairment review in the second quarter of fiscal 2019 and determined that estimated fair value for all reporting units exceeded carrying value. The Company performed an interim assessment of its Graphics Imaging reporting unit goodwill during the fourth quarter of fiscal 2019 and recorded a $77.6 million goodwill write-down. Subsequent to this write-down, the fair value of the Graphics Imaging reporting unit, within the SGK Brand Solutions segment, approximated carrying value at September 30, 2019. If current projections are not achieved or specific valuation factors outside the Company’s control (such as discount rates) significantly change, additional goodwill write-downs may be necessary in future periods.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

LONG-TERM CONTRACTUAL OBLIGATIONS AND COMMITMENTS:

The following table summarizes the Company's contractual obligations at December 31, 2019, and the effect such obligations are expected to have on its liquidity and cash flows in future periods.

	Payments due in fiscal year:
	Total	2020(1) Remainder	2021 to 2022	2023 to 2024	After 2024
Contractual Cash Obligations:	(Dollar amounts in thousands)
Revolving credit facilities	$512,575	$—	$512,575	$—	$—
Securitization Facility	106,720	106,720	—	—	—
Senior secured term loan	47,287	18,750	28,537	—	—
2025 Senior Notes	391,351	7,875	31,500	31,500	320,476
Finance lease obligations(2)	4,253	517	884	757	2,095
Non-cancelable operating leases(2)	82,113	22,089	37,744	14,893	7,387
Other	10,066	2,235	5,873	966	992

Total contractual cash obligations	$1,154,365	$158,186	$617,113	$48,116	$330,950
(1)The Company maintains certain debt facilities with maturity dates of twelve months or less that it intends and has the ability to extend beyond twelve months totaling $127.4 million. These balances have been classified as non-current on the Company's Consolidated Balance Sheet.
(2)Lease obligations have not been discounted to their present value.

A significant portion of the loans included in the table above bear interest at variable rates.  At December 31, 2019, the weighted-average interest rate was 2.60% on the Company's domestic credit facility, 2.51% on the Company's Securitization Facility and 1.25% on the credit facility through the Company's European subsidiaries.

Benefit payments under the Company's principal retirement plan are made from plan assets, while benefit payments under the supplemental retirement plan and postretirement benefit plan are funded from the Company's operating cash.  Under IRS regulations, the Company is required to make contributions of approximately $4.3 million to its principal retirement plan in fiscal 2020. During the three months ended December 31, 2019 contributions of $176,000 and $206,000 were made under the supplemental retirement plan and postretirement plan, respectively. The Company currently anticipates contributing an additional $4.3 million, $706,000 and $783,000 under the principal retirement plan, supplemental retirement plan and postretirement plan, respectively, for the remainder of fiscal 2020.

Unrecognized tax benefits are positions taken, or expected to be taken, on an income tax return that may result in additional payments to tax authorities.  If a tax authority agrees with the tax position taken, or expected to be taken, or the applicable statute of limitations expires, then additional payments will not be necessary.  As of December 31, 2019, the Company had unrecognized tax benefits, excluding penalties and interest, of approximately $12.6 million.  The timing of potential future payments related to the unrecognized tax benefits is not presently determinable. The Company believes that its current liquidity sources, combined with its operating cash flow and borrowing capacity, will be sufficient to meet its capital needs for the foreseeable future.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

Refer to Note 2, "Basis of Presentation" in Item 1 - "Financial Statements," for further details on recently issued accounting pronouncements.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk:

There have been no material changes in the Company’s market risk during the three months ended December 31, 2019. For additional information see Item 7A - "Quantitative and Qualitative Disclosures About Market Risk" in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2019.

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

Management, under the supervision and with the participation of our Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures in effect as of December 31, 2019. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2019, the Company's disclosure controls and procedures were effective to provide reasonable assurance that material information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, and that such information is recorded, summarized and properly reported within the appropriate time period, relating to the Company and its consolidated subsidiaries, required to be included in the Exchange Act reports, including this Quarterly Report on Form 10-Q.

There have been no changes in the Company's internal controls over financial reporting that occurred during the fiscal quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II ‑ OTHER INFORMATION

Item 1. Legal Proceedings

The Company is subject to various legal proceedings and claims arising in the ordinary course of business.  Management does not expect that the results of any of these legal proceedings will have a material adverse effect on Matthews' financial condition, results of operations or cash flows.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A to our Annual Report on Form 10-K for the fiscal year ended September 30, 2019. The risk factors disclosed in Part I, Item 1A to our Annual Report on Form 10-K for the fiscal year ended September 30, 2019, in addition to the other information set forth in this report, could adversely affect the Company's operating performance and financial condition. Additional risks not currently known or deemed immaterial may also result in adverse effects on the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchase Plan

The Company has a stock repurchase program.  The buy-back program is designed to increase shareholder value, enlarge the Company's holdings of its common stock, and add to earnings per share.  Repurchased shares may be retained in treasury, utilized for acquisitions, or reissued to employees or other purchasers, subject to the restrictions of the Company's Restated Articles of Incorporation.  Under the current authorization, the Company's Board of Directors had authorized the repurchase of a total of 5,000,000 shares of Matthews' common stock under the program, of which 660,208 shares remain available for repurchase as of December 31, 2019.

The following table shows the monthly fiscal 2020 stock repurchase activity:

Period	Total number of shares purchased	Weighted-average price paid per share	Total number of shares purchased as part of a publicly announced plan	Maximum number of shares that may yet be purchased under the plan
October 2019	9,800	$35.87	9,800	702,512
November 2019	38,425	35.02	38,425	664,087
December 2019	3,879	38.10	3,879	660,208
Total	52,104	$35.41	52,104

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

MATTHEWS INTERNATIONAL CORPORATION
(Registrant)

Date:	January 31, 2020	By: /s/ Joseph C. Bartolacci
Joseph C. Bartolacci, President
and Chief Executive Officer

Date:	January 31, 2020	By: /s/ Steven F. Nicola
Steven F. Nicola, Chief Financial Officer
and Secretary