Form 10-Q
period 2020-03-31
MATTHEWS INTERNATIONAL CORP
filed 2020-05-08
CIK 63296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
____________________________________________________________
FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2020
or
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from _____ to _____

Commission File No. 0-09115
____________________________________________________________
MATTHEWS INTERNATIONAL CORPORATION
(Exact name of registrant as specified in its charter)
____________________________________________________________

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
Yes ☐ No ☒

As of March 31, 2020, shares of common stock outstanding were: Class A Common Stock 31,269,345 shares.

PART I ‑ FINANCIAL INFORMATION
Item 1.   Financial Statements
MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollar amounts in thousands)

	March 31, 2020		September 30, 2019
ASSETS
Current assets:
Cash and cash equivalents		$72,338		$35,302
Accounts receivable, net		294,587		318,756
Inventories, net		186,919		180,274
Other current assets		72,093		49,384

Total current assets		625,937		583,716

Investments		93,208		85,501
Property, plant and equipment, net		235,962		237,442
Deferred income taxes		4,940		5,032
Other assets		117,005		31,455
Goodwill		750,578		846,807
Other intangible assets, net		364,106		400,650

Total assets		$2,191,736		$2,190,603

LIABILITIES
Current liabilities:
Long-term debt, current maturities		$26,077		$42,503
Trade accounts payable		89,650		74,558
Accrued compensation		39,077		42,545
Accrued income taxes		1,894		5,997
Other current liabilities		165,604		114,276

Total current liabilities		322,302		279,879

Long-term debt		939,753		898,194
Accrued pension		137,284		133,762
Postretirement benefits		19,926		19,963
Deferred income taxes		92,832		102,482
Other liabilities		88,437		37,087
Total liabilities		1,600,534		1,471,367

SHAREHOLDERS' EQUITY
Shareholders' equity-Matthews:
Common stock	$36,334		$36,334
Additional paid-in capital	143,034		137,774
Retained earnings	862,581		972,594
Accumulated other comprehensive loss	(248,495)		(228,361)
Treasury stock, at cost	(203,307)		(200,235)
Total shareholders' equity-Matthews		590,147		718,106
Noncontrolling interests		1,055		1,130
Total shareholders' equity		591,202		719,236

Total liabilities and shareholders' equity		$2,191,736		$2,190,603

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019

Sales	$374,800	$391,400	$739,744	$765,577
Cost of sales	(250,036)	(255,119)	(499,253)	(502,885)

Gross profit	124,764	136,281	240,491	262,692

Selling expense	(33,182)	(34,352)	(65,445)	(69,381)
Administrative expense	(68,399)	(68,156)	(138,864)	(135,259)
Intangible amortization	(17,872)	(9,509)	(35,814)	(17,622)
Goodwill write-down	(90,408)	—	(90,408)	—

Operating (loss) profit	(85,097)	24,264	(90,040)	40,430

Investment (loss) income	(1,108)	2,091	191	739
Interest expense	(9,613)	(10,259)	(18,853)	(20,560)
Other deductions, net	(1,843)	(1,067)	(4,662)	(1,991)

(Loss) income before income taxes	(97,661)	15,029	(113,364)	18,618

Income tax benefit (provision)	11,066	165	16,463	(440)

Net (loss) income	(86,595)	15,194	(96,901)	18,178

Net losses attributable to noncontrolling interests	231	223	71	336

Net (loss) income attributable to Matthews shareholders	$(86,364)	$15,417	$(96,830)	$18,514

(Loss) earnings per share attributable to Matthews shareholders:
Basic	$(2.77)	$0.49	$(3.11)	$0.59

Diluted	$(2.77)	$0.48	$(3.11)	$0.58

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(Dollar amounts in thousands)

	Three Months Ended March 31,
	Matthews		Noncontrolling Interest		Total
	2020	2019	2020	2019	2020	2019

Net (loss) income:	$(86,364)	$15,417	$(231)	$(223)	$(86,595)	$15,194
Other comprehensive income (loss) ("OCI"), net of tax:
Foreign currency translation adjustment	(30,648)	134	1	19	(30,647)	153
Pension plans and other postretirement benefits	1,827	734	—	—	1,827	734
Unrecognized loss on derivatives:
Net change from periodic revaluation	(4,305)	(1,356)	—	—	(4,305)	(1,356)
Net amount reclassified to earnings	(137)	(664)	—	—	(137)	(664)
Net change in unrecognized loss on derivatives	(4,442)	(2,020)	—	—	(4,442)	(2,020)
OCI, net of tax	(33,263)	(1,152)	1	19	(33,262)	(1,133)
Comprehensive (loss) income	$(119,627)	$14,265	$(230)	$(204)	$(119,857)	$14,061

	Six Months Ended March 31,
	Matthews		Noncontrolling Interest		Total
	2020	2019	2020	2019	2020	2019

Net (loss) income:	$(96,830)	$18,514	$(71)	$(336)	$(96,901)	$18,178
OCI, net of tax:
Foreign currency translation adjustment	(19,537)	(12,430)	(4)	6	(19,541)	(12,424)
Pension plans and other postretirement benefits	3,554	1,463	—	—	3,554	1,463
Unrecognized loss on derivatives:
Net change from periodic revaluation	(3,739)	(3,702)	—	—	(3,739)	(3,702)
Net amount reclassified to earnings	(412)	(1,219)	—	—	(412)	(1,219)
Net change in unrecognized loss on derivatives	(4,151)	(4,921)	—	—	(4,151)	(4,921)
OCI, net of tax	(20,134)	(15,888)	(4)	6	(20,138)	(15,882)
Comprehensive (loss) income	$(116,964)	$2,626	$(75)	$(330)	$(117,039)	$2,296

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
for the three and six months ended March 31, 2020 and 2019 (Unaudited)
(Dollar amounts in thousands, except per share data)

	Shareholders' Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Non- controlling Interests	Total
Balance, September 30, 2019	$36,334	$137,774	$972,594	$(228,361)	$(200,235)	$1,130	$719,236
Net (loss) income	—	—	(10,466)	—	—	160	(10,306)
Minimum pension liability	—	—	—	1,727	—	—	1,727
Translation adjustment	—	—	—	11,111	—	(5)	11,106
Fair value of derivatives	—	—	—	291	—	—	291
Total comprehensive income							2,818
Stock-based compensation	—	2,031	—	—	—	—	2,031
Purchase of 52,104 shares of treasury stock	—	—	—	—	(1,845)	—	(1,845)
Issuance of 11,225 shares of treasury stock	—	(450)	—	—	450	—	—
Cancellations of 17,509 shares of treasury stock	—	1,171	—	—	(1,171)	—	—
Dividends, $0.21 per share	—	—	(6,535)	—	—	—	(6,535)
Balance, December 31, 2019	$36,334	$140,526	$955,593	$(215,232)	$(202,801)	$1,285	$715,705
Net loss	—	—	(86,364)	—	—	(231)	(86,595)
Minimum pension liability	—	—	—	1,827	—	—	1,827
Translation adjustment	—	—	—	(30,648)	—	1	(30,647)
Fair value of derivatives	—	—	—	(4,442)	—	—	(4,442)
Total comprehensive loss							(119,857)
Stock-based compensation	—	2,508	—	—	—	—	2,508
Purchase of 20,750 shares of treasury stock	—	—	—	—	(506)	—	(506)
Dividends, $0.21 per share	—	—	(6,648)	—	—	—	(6,648)
Balance, March 31, 2020	$36,334	$143,034	$862,581	$(248,495)	$(203,307)	$1,055	$591,202

	Shareholders' Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Non- controlling Interests	Total
Balance, September 30, 2018	$36,334	$129,252	$1,040,378	$(164,298)	$(173,315)	$363	$868,714
Net income (loss)	—	—	3,097	—	—	(113)	2,984
Minimum pension liability	—	—	—	729	—	—	729
Translation adjustment	—	—	—	(12,564)	—	(13)	(12,577)
Fair value of derivatives	—	—	—	(2,901)	—	—	(2,901)
Total comprehensive loss							(11,765)
Stock-based compensation	—	3,647	—	—	—	—	3,647
Purchase of 186,417 shares of treasury stock	—	—	—	—	(7,751)	—	(7,751)
Issuance of 2,822 shares of treasury stock	—	(115)	—	—	115	—	—
Cancellations of 19,433 shares of treasury stock	—	891	—	—	(891)	—	—
Dividends, $0.20 per share	—	—	(6,414)	—	—	—	(6,414)
Acquisition	—	—	—	—	—	1,760	1,760
Cumulative tax adjustment for intra-entity transfers	—	—	(4,176)	—	—	—	(4,176)
Balance, December 31, 2018	$36,334	$133,675	$1,032,885	$(179,034)	$(181,842)	$1,997	$844,015
Net income (loss)	—	—	15,417	—	—	(223)	15,194
Minimum pension liability	—	—	—	734	—	—	734
Translation adjustment	—	—	—	134	—	19	153
Fair value of derivatives	—	—	—	(2,020)	—	—	(2,020)
Total comprehensive income							14,061
Stock-based compensation	—	1,366	—	—	—	—	1,366
Purchase of 143,092 shares of treasury stock	—	—	—	—	(5,535)	—	(5,535)
Cancellations of 41 shares of treasury stock	—	14	—	—	(14)	—	—
Dividends, $0.20 per share	—	—	(6,446)	—	—	—	(6,446)
Balance, March 31, 2019	$36,334	$135,055	$1,041,856	$(180,186)	$(187,391)	$1,793	$847,461
The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollar amounts in thousands)

	Six Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net (loss) income	$(96,901)	$18,178
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	58,250	40,276
Stock-based compensation expense	4,539	5,013
Deferred tax benefit	(6,155)	(3,176)
Loss (gain) on sale of assets, net	27	(128)
Loss on divestiture	—	4,465
Unrealized loss on investments in mutual funds	70	230
Loss from equity-method investments	1,345	576
Goodwill write-down	90,408	—
Changes in working capital items	19,384	(17,552)
Decrease (increase) in other assets	5,587	(406)
(Decrease) increase in other liabilities	(1,107)	937
Other operating activities, net	(9,452)	(3,124)

Net cash provided by operating activities	65,995	45,289

Cash flows from investing activities:
Capital expenditures	(19,082)	(19,170)
Acquisitions, net of cash acquired	—	(11,525)
Proceeds from sale of assets	181	462
Proceeds from divestiture	—	8,254
Investments and advances	(9,637)	(11,488)

Net cash used in investing activities	(28,538)	(33,467)

Cash flows from financing activities:
Proceeds from long-term debt	942,692	181,594
Payments on long-term debt	(921,359)	(167,327)
Purchases of treasury stock	(2,351)	(13,286)
Dividends	(13,183)	(12,860)
Acquisition holdback and contingent consideration payments	(1,739)	(2,050)
Other financing activities	(3,475)	(1,436)

Net cash provided by (used in) financing activities	585	(15,365)

Effect of exchange rate changes on cash	(1,006)	(299)

Net change in cash and cash equivalents	37,036	(3,842)
Cash and cash equivalents at beginning of year	35,302	41,572
Cash and cash equivalents at end of period	$72,338	$37,730

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2020
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
The Company has facilities in North America, Europe, Asia, Australia, and Central and South America.

Note 2.   Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information for commercial and industrial companies and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the six months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2020. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2019.  The consolidated financial statements include all domestic and foreign subsidiaries in which the Company maintains an ownership interest and has operating control.  Investments in certain companies over which the Company exerts significant influence, but does not control the financial and operating decisions, are accounted for as equity method investments. Investments in certain companies over which the Company does not exert significant influence are accounted for as cost method investments. All intercompany accounts and transactions have been eliminated.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326), which provides financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each report date. Subsequently, the FASB issued ASU No. 2019-11, Codification Improvements to Topic 326, Financial Instruments—Credit Losses and ASU No. 2020-02, Financial Instruments—Credit Losses (Topic 326) and Leases (Topic 842), that provide certain amendments to the new guidance. These ASUs are effective for the Company beginning in interim periods starting in fiscal year 2021. The adoption of these ASUs are not expected to have a material impact on the Company's consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 2. Basis of Presentation (continued)

Adopted

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740) which simplifies the accounting for income taxes. The amendments in this update remove certain exceptions to the general principles in Topic 740 and also simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The amendments in this ASU will be applied using different approaches depending on what the specific amendment relates to and, for public entities, are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The Company early adopted this ASU in the quarter ended March 31, 2020. The adoption of this ASU had no significant impact on the Company's consolidated financial statements, but modifies the methodology to assess certain tax principles in Topic 740 prospectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 3.   Revenue Recognition (continued)

The Company disaggregates revenue from contracts with customers by geography, as it believes geographic regions best depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. Disaggregated sales by segment and region for the three and six months ended March 31, 2020 and 2019 were as follows:

	SGK Brand Solutions		Memorialization		Industrial Technologies		Consolidated
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2020	2019	2020	2019	2020	2019	2020	2019
North America	$75,448	$79,170	$152,253	$151,441	$32,380	$30,988	$260,081	$261,599
Central and South America	1,360	1,480	—	—	—	—	1,360	1,480
Europe	83,015	96,070	7,637	8,606	7,453	7,035	98,105	111,711
Australia	2,937	2,901	1,929	2,129	—	—	4,866	5,030
Asia	10,095	11,030	—	—	293	550	10,388	11,580
Total Sales	$172,855	$190,651	$161,819	$162,176	$40,126	$38,573	$374,800	$391,400

	SGK Brand Solutions		Memorialization		Industrial Technologies		Consolidated
	Six Months Ended March 31,		Six Months Ended March 31,		Six Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019	2020	2019	2020	2019
North America	$151,678	$158,752	$296,298	$294,734	$60,679	$58,702	$508,655	$512,188
Central and South America	3,196	2,697	—	—	—	—	3,196	2,697
Europe	165,428	186,588	15,466	16,764	14,379	13,372	195,273	216,724
Australia	5,939	5,860	4,460	4,564	—	—	10,399	10,424
Asia	21,494	22,054	—	—	727	1,490	22,221	23,544
Total Sales	$347,735	$375,951	$316,224	$316,062	$75,785	$73,564	$739,744	$765,577

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 4.   Fair Value Measurements (continued)

The fair values of the Company's assets and liabilities measured on a recurring basis are categorized as follows:

	March 31, 2020				September 30, 2019
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Derivatives (1)	$—	$777	$—	$777	$—	$845	$—	$845
Equity and fixed income mutual funds	—	22,892	—	22,892	—	22,986	—	22,986
Life insurance policies	—	4,054	—	4,054	—	4,030	—	4,030
Total assets at fair value	$—	$27,723	$—	$27,723	$—	$27,861	$—	$27,861

Liabilities:
Derivatives (1)	$—	$6,809	$—	$6,809	$—	$1,379	$—	$1,379
Total liabilities at fair value	$—	$6,809	$—	$6,809	$—	$1,379	$—	$1,379
(1) Interest rate swaps are valued based on observable market swap rates and are classified within Level 2 of the fair value hierarchy.

Note 5.   Inventories

Inventories consisted of the following:

	March 31, 2020	September 30, 2019
Raw materials	$38,499	$35,616
Work in process	79,770	76,297
Finished goods	68,650	68,361
	$186,919	$180,274

Note 6.  Investments

Non-current investments consisted of the following:

	March 31, 2020	September 30, 2019
Equity and fixed income mutual funds	$22,892	$22,986
Life insurance policies	4,054	4,030
Equity-method investments	47,890	39,761
Cost-method investments	18,372	18,724
	$93,208	$85,501

During fiscal 2020, the Company made additional investments in a non-consolidated subsidiary totaling $9,482 and continued to account for this non-controlling interest as an equity-method investment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 7.   Debt

The Company has a domestic credit facility with a syndicate of financial institutions that was amended and restated in March 2020. The amended and restated loan agreement includes a $750,000 senior secured revolving credit facility, which matures in March 2025, and a $35,000 senior secured amortizing term loan, which matures in July 2021. A portion of the revolving credit facility (not to exceed $350,000) can be drawn in foreign currencies. The term loan requires scheduled quarterly principal payments through its maturity date. Borrowings under both the revolving credit facility and the term loan bear interest at LIBOR (Euro LIBOR for balances drawn in Euros) plus a factor ranging from 0.75% to 2.00% (1.50% at March 31, 2020) based on the Company's secured leverage ratio.  The secured leverage ratio is defined as net secured indebtedness divided by EBITDA (earnings before interest, income taxes, depreciation and amortization) as defined within the domestic credit facility agreement. The Company is required to pay an annual commitment fee ranging from 0.15% to 0.30% (based on the Company's leverage ratio) of the unused portion of the revolving credit facility. The Company incurred debt issuance costs of approximately $2,000 in connection with the amended and restated agreement, which will be deferred and amortized over the term of the facility.

The domestic credit facility requires the Company to maintain certain leverage and interest coverage ratios. A portion of the facility (not to exceed $35,000) is available for the issuance of trade and standby letters of credit. Outstanding U.S. dollar denominated borrowings on the revolving credit facility at March 31, 2020 and September 30, 2019 were $372,500 and $325,638, respectively. Outstanding Euro denominated borrowings on the revolving credit facility at March 31, 2020 and September 30, 2019 were €125.0 million ($137,519) and €125.0 million ($136,470), respectively. Outstanding borrowings on the term loan at March 31, 2020 and September 30, 2019 were $34,766 and $53,497, respectively. The weighted-average interest rate on the outstanding borrowings for the domestic credit facility (including the effects of interest rate swaps and Euro denominated borrowings) at March 31, 2020 and March 31, 2019 was 2.40% and 3.25%, respectively.

The Company has $300,000 of 5.25% senior unsecured notes due December 1, 2025 (the "2025 Senior Notes"). The 2025 Senior Notes bear interest at a rate of 5.25% per annum with interest payable semi-annually in arrears on June 1 and December 1 of each year. The Company's obligations under the 2025 Senior Notes are guaranteed by certain of the Company's direct and indirect wholly-owned domestic subsidiaries. The Company is subject to certain covenants and other restrictions in connection with the 2025 Senior Notes. The Company incurred direct financing fees and costs in connection with the 2025 Senior Notes. Unamortized costs were $3,014 and $3,284 at March 31, 2020 and September 30, 2019, respectively.

The Company has a $115,000 accounts receivable securitization facility (the "Securitization Facility") with certain financial institutions. The Securitization Facility, which had a maturity date of April 2020, was amended in March 2020 to extend the maturity date until March 2022. Under the Securitization Facility, the Company and certain of its domestic subsidiaries sell, on a continuous basis without recourse, their trade receivables to Matthews Receivables Funding Corporation, LLC (“Matthews RFC”), a wholly-owned bankruptcy-remote subsidiary of the Company. Matthews RFC in turn assigns a collateral interest in these receivables to certain financial institutions, and then may borrow funds under the Securitization Facility. The Securitization Facility does not qualify for sale treatment. Accordingly, the trade receivables and related debt obligations remain on the Company's Consolidated Balance Sheet. Borrowings under the Securitization Facility bear interest at LIBOR plus 0.75%. The Company is required to pay an annual commitment fee ranging from 0.25% to 0.35% of the unused portion of the Securitization Facility. Outstanding borrowings under the Securitization Facility at March 31, 2020 and September 30, 2019 were $103,190 and $93,950, respectively. At March 31, 2020 and 2019, the interest rate on borrowings under this facility was 1.74% and 3.24%, respectively.

The following table presents information related to interest rate contracts entered into by the Company and designated as cash flow hedges:

	March 31, 2020	September 30, 2019
Pay fixed swaps - notional amount	$350,000	$293,750
Net unrealized loss	$(6,032)	$(534)
Weighted-average maturity period (years)	2.8	1.9
Weighted-average received rate	0.99%	2.02%
Weighted-average pay rate	1.32%	1.41%

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

The fair value of the interest rate swaps reflected an unrealized loss, net of unrealized gains, of $6,032 ($4,554 after tax) at March 31, 2020 and an unrealized loss, net of unrealized gains, of $534 ($403 after tax) at September 30, 2019, that is included in shareholders' equity as part of accumulated other comprehensive income (loss) ("AOCI").  Assuming market rates remain constant with the rates at March 31, 2020, a loss (net of tax) of approximately $2,129 included in AOCI is expected to be recognized in earnings over the next twelve months.

At March 31, 2020 and September 30, 2019, the interest rate swap contracts were reflected in the Consolidated Balance Sheets as follows:

Derivatives	March 31, 2020	September 30, 2019
Current assets:
Other current assets	$—	$548
Long-term assets:
Other assets	777	297
Current liabilities:
Other current liabilities	(2,821)	(484)
Long-term liabilities:
Other liabilities	(3,988)	(895)
Total derivatives	$(6,032)	$(534)

The gains recognized on derivatives were as follows:

Derivatives in Cash Flow Hedging Relationships	Location of Gain Recognized in Income on Derivative	Amount of Gain Recognized in Income on Derivatives		Amount of Gain Recognized in Income on Derivatives
		Three Months Ended March 31,		Six Months Ended March 31,
		2020	2019	2020	2019
Interest rate swaps	Interest expense	$182	$880	$546	$1,615

The Company recognized the following gains (losses) in AOCI:

Derivatives in Cash Flow Hedging Relationships	Amount of Loss Recognized in AOCI on Derivatives		Location of Gain Reclassified From AOCI into Income (Effective Portion*)	Amount of Gain Reclassified from AOCI into Income (Effective Portion*)
	March 31, 2020	March 31, 2019		March 31, 2020	March 31, 2019
Interest rate swaps	$(3,739)	$(3,702)	Interest expense	$412	$1,219
*There is no ineffective portion or amount excluded from effectiveness testing.

The Company, through certain of its European subsidiaries, has a credit facility with a European bank, which is guaranteed by Matthews. The maximum amount of borrowing available under this facility is €35.0 million ($38,505).  The credit facility matures in December 2020 and the Company intends to continue to extend this facility. Outstanding borrowings under the credit facility totaled €14.2 million ($15,622) and €12.8 million ($14,024) at March 31, 2020 and September 30, 2019, respectively. The weighted-average interest rate on outstanding borrowings under this facility at March 31, 2020 and 2019 was 1.25%.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 7.   Debt (continued)

The Company’s German subsidiary, Matthews Europe GmbH, had €15.0 million ($16,376 at September 30, 2019) of senior unsecured notes with European banks.  The notes matured in November 2019 at which point they were paid.  The weighted-average interest rate on the notes at March 31, 2019 was 1.40%.

Finance lease liabilities included as a component of debt totaled $5,248 and $3,631 at March 31, 2020 and September 30, 2019, respectively. See Note 8, "Leases" for further discussion on the Company's lease obligations. Other debt totaled $395 at September 30, 2019. The weighted-average interest rate on other debt was 5.50% at March 31, 2019.

The Company uses certain foreign currency debt instruments as net investment hedges of foreign operations. Currency losses of $2,528 (net of income taxes of $820) and $3,320 (net of income taxes of $1,077), which represent effective hedges of net investments, were reported as a component of AOCI within currency translation adjustment at March 31, 2020 and September 30, 2019, respectively.

In September 2014, a claim was filed by a customer seeking to draw upon a letter of credit issued by the Company of £8,570,000 ($10,607 at March 31, 2020) with respect to a performance guarantee on an environmental solutions project in Saudi Arabia. Management assessed the customer's demand to be without merit and initiated an action with the court in the United Kingdom (the "U.K. Court"). Pursuant to this action, an order was issued by the U.K. Court in January 2015 requiring that, upon receipt by the customer, the funds were to be remitted by the customer to the U.K. Court pending resolution of the dispute between the parties. As a result, the Company made payment on the draw to the financial institution for the letter of credit and the funds were ultimately received by the customer. The customer did not remit the funds to the U.K. Court as ordered. On June 14, 2016, the U.K Court ruled completely in favor of Matthews following a trial on the merits. However, the ongoing dispute involves litigation in multiple foreign jurisdictions because the contract between the parties includes a venue clause requiring the venue for any litigation to be in the United Kingdom, while the enforcement of any final judgment is required to be executed in Saudi Arabia. The Company continues to pursue a trial on the merits in Saudi Arabia which is now scheduled to conclude in calendar year 2020. It is necessary to obtain an equivalent favorable ruling in the courts of Saudi Arabia to effectively enforce the judgment and commence collection efforts. The Company remains confident regarding the pending trial on the merits in Saudi Arabia and expects to be in a position to enforce the judgment and initiate collection efforts following completion of that trial. However, as the customer has neither yet remitted the funds nor complied with the final, un-appealed orders of the U.K. Court, it is possible the resolution of this matter could have an unfavorable financial impact on Matthews’ results of operations.   The Company’s level of success in recovering funds from the customer will depend upon a number of factors including a successful completion of the pending trial on the merits in Saudi Arabia, the availability of recoverable funds, and the subsequent level of cooperation from the Saudi Arabian government to enforce a potential judgment against the customer. The Company has determined that resolution of this matter may take an extended period of time and therefore has classified the funded letter of credit within other assets on the Consolidated Balance Sheets as of March 31, 2020 and September 30, 2019. The Company will continue to assess the accounting and collectability related to this matter as facts and circumstances evolve.

As of March 31, 2020, the market value of the Company's 2025 Senior Notes was approximately 10% less than the carrying value. The fair value of the Company's remaining long-term debt, including current maturities, approximated the carrying value included in the Consolidated Balance Sheets. As of September 30, 2019, the fair value of the Company's long-term debt, including current maturities, approximated the carrying value included in the Consolidated Balance Sheets. The Company was in compliance with all of its debt covenants as of March 31, 2020.

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

The following table presents the balance sheet and lease classification for the Company's lease portfolio:

Balance Sheet Classification	Lease Classification	March 31, 2020
Non-current assets:
Property, plant and equipment, net	Finance	$3,194
Other assets	Operating	79,563
Total lease assets		$82,757

Current liabilities:
Long-term debt, current maturities	Finance	$1,077
Other current liabilities	Operating	26,098
Non-current liabilities:
Long-term debt	Finance	4,171
Other liabilities	Operating	54,295
Total lease liabilities		$85,641

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

The following table presents the components of lease cost:

	Three months ended March 31, 2020	Six months ended March 31, 2020
Finance lease cost:
Amortization of ROU assets	$222	$351
Interest on lease liabilities	43	77
Operating lease cost	6,835	13,098
Variable lease cost	1,457	2,882
Sublease income	(212)	(399)
Total lease cost	$8,345	$16,009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 8.   Leases (continued)

Supplemental information regarding the Company's leases follows:

Six months ended March 31, 2020
Cash paid for finance and operating lease liabilities:
Operating cash flows from finance leases	$77
Operating cash flows from operating leases	$15,589
Financing cash flows from finance leases	$331
ROU assets obtained in exchange for new finance lease liabilities	$2,011
ROU assets obtained in exchange for new operating lease liabilities	$9,284

March 31, 2020
Weighted-average remaining lease term - finance leases (years)	5.67
Weighted-average remaining lease term - operating leases (years)	3.84
Weighted-discount rate - finance leases	3.32%
Weighted-discount rate - operating leases	3.04%

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

Maturities of lease obligations by fiscal year were as follows as of March 31, 2020:

	Operating Leases	Finance Leases
2020 (remainder)	$14,881	$647
2021	25,080	1,122
2022	17,199	1,008
2023	11,063	800
2024	7,650	386
Thereafter	9,555	2,100
Total future minimum lease payments	85,428	6,063
Less: Interest	5,035	815
Present value of lease liabilities:	$80,393	$5,248

Note 9.   Share-Based Payments

The Company maintains an equity incentive plan (the "2017 Equity Incentive Plan") that provides for grants of stock options, restricted shares, restricted share units, stock-based performance units and certain other types of stock-based awards. Under the 2017 Equity Incentive Plan, which has a ten-year term, the maximum number of shares available for grants or awards is an aggregate of 1,700,000. At March 31, 2020, there were 1,700,000 shares reserved for future issuance under the 2017 Equity Incentive Plan. 558,200 restricted share units have been granted under the 2017 Equity Incentive Plan and are outstanding as of March 31, 2020.  The 2017 Equity Incentive plan is administered by the Compensation Committee of the Board of Directors.

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

For the three-month periods ended March 31, 2020 and 2019, stock-based compensation cost totaled $2,508 and $1,366, respectively. For the six-month periods ended March 31, 2020 and 2019, stock-based compensation cost totaled and $4,539 and $5,013, respectively. The stock-based compensation cost that was recognized for retirement-eligible employees was $625 for the three-month period ended March 31, 2020, and $938 and $1,849 for the six-month periods ended March 31, 2020 and 2019, respectively. The associated future income tax benefit recognized for stock-based compensation was $614 and $335 for the three-month periods ended March 31, 2020 and 2019, respectively, and $793 and $870 for the six-month periods ended March 31, 2020 and 2019, respectively.

The transactions for restricted shares and restricted share units for the six months ended March 31, 2020 were as follows:

	Shares /Units	Weighted- average Grant-date Fair Value
Non-vested at September 30, 2019	615,635	$49.61
Granted	296,000	35.29
Vested	(125,190)	64.50
Expired or forfeited	(20,690)	65.01
Non-vested at March 31, 2020	765,755	$41.22

As of March 31, 2020, the total unrecognized compensation cost related to unvested restricted stock was $13,105 and is expected to be recognized over a weighted average period of 2.2 years.

The Company maintains the 2019 Director Fee Plan, the Amended and Restated 2014 Director Fee Plan and the 1994 Director Fee Plan (collectively, the "Director Fee Plans").  There will be no further fees or share-based awards granted under the Amended and Restated 2014 Director Fee Plan and the 1994 Director Fee Plan.  Under the 2019 Director Fee Plan, non-employee directors (except for the Chairman of the Board) each receive, as an annual retainer fee for fiscal 2020, either cash or shares of the Company's Class A Common Stock with a value equal to $85.  The annual retainer fee for fiscal 2020 paid to the non-employee Chairman of the Board is $185.  Where the annual retainer fee is provided in shares, each director may elect to be paid these shares on a current basis or have such shares credited to a deferred stock account as phantom stock, with such shares to be paid to the director subsequent to leaving the Board.  The total number of shares of stock that have been authorized to be issued under the 2019 Director Fee Plan or credited to a deferred stock compensation account for subsequent issuance is 150,000 shares of Common Stock (subject to adjustment upon certain events such as stock dividends or stock splits).  The value of deferred shares is recorded in other liabilities.  A total of 30,374 shares had been deferred under the Director Fee Plans as of March 31, 2020.  Additionally, non-employee directors each receive an annual stock-based grant (non-statutory stock options, stock appreciation rights and/or restricted shares or units) with a value of $125 for fiscal 2020.  241,378 restricted shares and restricted share units have been granted under the Director Fee Plans, 68,149 of which were issued under the 2019 Director Fee Plan.  68,149 restricted shares and restricted share units are unvested at March 31, 2020.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 10.   Earnings Per Share Attributable to Matthews' Shareholders

The information used to compute (loss) earnings per share attributable to Matthews' common shareholders was as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Net (loss) income attributable to Matthews shareholders	$(86,364)	$15,417	$(96,830)	$18,514
Weighted-average shares outstanding (in thousands):
Basic shares	31,150	31,528	31,141	31,563
Effect of dilutive securities	—	141	—	135
Diluted shares	31,150	31,669	31,141	31,698
Anti-dilutive securities excluded from the dilution calculation were insignificant for the three and six months ended March 31, 2020 and 2019.

Note 11.   Pension and Other Postretirement Benefit Plans
The Company provides defined benefit pension and other postretirement plans to certain employees. Net periodic pension and other postretirement benefit cost for the plans included the following:

	Three months ended March 31,
	Pension		Other Postretirement
	2020	2019	2020	2019

Service cost	$2,170	$2,000	$64	$61
Interest cost *	1,933	2,301	140	180
Expected return on plan assets *	(2,232)	(2,596)	—	—
Amortization:
Prior service cost	(47)	(46)	(23)	(49)
Net actuarial loss (gain) *	2,386	1,100	—	(15)
Net benefit cost	$4,210	$2,759	$181	$177

	Six months ended March 31,
	Pension		Other Postretirement
	2020	2019	2020	2019

Service cost	$4,340	$4,000	$128	$122
Interest cost *	3,866	4,602	280	360
Expected return on plan assets *	(4,464)	(5,192)	—	—
Amortization:
Prior service cost	(94)	(92)	(46)	(98)
Net actuarial loss (gain) *	4,773	2,161	—	(30)
Net benefit cost	$8,421	$5,479	$362	$354
* Non-service components of pension and postretirement expense are included in other income (deductions), net.
Benefit payments under the Company's principal retirement plan are made from plan assets, while benefit payments under the postretirement benefit plan are made from the Company's operating funds. In response to coronavirus disease 2019 ("COVID-19"), the federal government passed a modified relief bill, which provides additional funding measures associated with IRS regulations. In accordance with this bill, the Company is no longer required to make contributions for fiscal 2020 to its principal retirement plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 11.   Pension and Other Postretirement Benefit Plans (continued)

Contributions made and anticipated for fiscal year 2020 are as follows:

Contributions	Pension	Other Postretirement
Contributions during the six months ended March 31, 2020:
Supplemental retirement plan	$382	$—
Other postretirement plan	—	457

Additional contributions expected in fiscal 2020:
Supplemental retirement plan	$500	$—
Other postretirement plan	—	532

Note 12.   Accumulated Other Comprehensive Income

The changes in AOCI by component, net of tax, for the three-month periods ended March 31, 2020 and 2019 were as follows:

	Post-retirement benefit plans		Currency translation adjustment	Derivatives		Total
Attributable to Matthews:
Balance, December 31, 2019	$(70,016)		$(145,103)	$(113)		$(215,232)
OCI before reclassification	—		(30,648)	(4,305)		(34,953)
Amounts reclassified from AOCI	1,827	(a)	—	(137)	(b)	1,690
Net current-period OCI	1,827		(30,648)	(4,442)		(33,263)
Balance, March 31, 2020	$(68,189)		$(175,751)	$(4,555)		$(248,495)
Attributable to noncontrolling interest:
Balance, December 31, 2019	$—		$370	$—		$370
OCI before reclassification	—		1	—		1
Net current-period OCI	—		1	—		1
Balance, March 31, 2020	$—		$371	$—		$371

	Post-retirement benefit plans		Currency translation adjustment	Derivatives		Total
Attributable to Matthews:
Balance, December 31, 2018	$(37,147)		$(147,524)	$5,637		$(179,034)
OCI before reclassification	—		134	(1,356)		(1,222)
Amounts reclassified from AOCI	734	(a)	—	(664)	(b)	70
Net current-period OCI	734		134	(2,020)		(1,152)
Balance, March 31, 2019	$(36,413)		$(147,390)	$3,617		$(180,186)
Attributable to noncontrolling interest:
Balance, December 31, 2018	$—		$454	$—		$454
OCI before reclassification	—		19	—		19
Net current-period OCI	—		19	—		19
Balance, March 31, 2019	$—		$473	$—		$473
(a) Amounts were included in net periodic benefit cost for pension and other postretirement benefit plans (see Note 11).
(b) Amounts were included in interest expense in the periods the hedged item affected earnings (see Note 7).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 12.   Accumulated Other Comprehensive Income (continued)

The changes in AOCI by component, net of tax, for the six-month periods ended March 31, 2020 and 2019 were as follows:

	Post-retirement benefit plans		Currency translation adjustment	Derivatives		Total
Attributable to Matthews:
Balance, September 30, 2019	$(71,743)		$(156,214)	$(404)		$(228,361)
OCI before reclassification	—		(19,537)	(3,739)		(23,276)
Amounts reclassified from AOCI	3,554	(a)	—	(412)	(b)	3,142
Net current-period OCI	3,554		(19,537)	(4,151)		(20,134)
Balance, March 31, 2020	$(68,189)		$(175,751)	$(4,555)		$(248,495)
Attributable to noncontrolling interest:
Balance, September 30, 2019	$—		$375	$—		$375
OCI before reclassification	—		(4)	—		(4)
Net current-period OCI	—		(4)	—		(4)
Balance, March 31, 2020	$—		$371	$—		$371

	Post-retirement benefit plans		Currency translation adjustment	Derivatives		Total
Attributable to Matthews:
Balance, September 30, 2018	$(37,876)		$(134,960)	$8,538		$(164,298)
OCI before reclassification	—		(12,430)	(3,702)		(16,132)
Amounts reclassified from AOCI	1,463	(a)	—	(1,219)	(b)	244
Net current-period OCI	1,463		(12,430)	(4,921)		(15,888)
Balance, March 31, 2019	$(36,413)		$(147,390)	$3,617		$(180,186)
Attributable to noncontrolling interest:
Balance, September 30, 2018	$—		$467	$—		$467
OCI before reclassification	—		6	—		6
Net current-period OCI	—		6	—		6
Balance, March 31, 2019	$—		$473	$—		$473
(a) Amounts were included in net periodic benefit cost for pension and other postretirement benefit plans (see Note 11).
(b) Amounts were included in interest expense in the periods the hedged item affected earnings (see Note 7).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 12.   Accumulated Other Comprehensive Income (continued)

Reclassifications out of AOCI for the three and six-month periods ended March 31, 2020 were as follows:

	Amount reclassified from AOCI
Details about AOCI Components	Three Months Ended March 31, 2020		Six Months Ended March 31, 2020	Affected line item in the Statement of income

Postretirement benefit plans
Prior service (cost) credit	$70	(a)	$140
Actuarial losses	(2,386)	(a)	(4,773)
	(2,316)	(b)	(4,633)	Income before income tax
	489		1,079	Income taxes
	$(1,827)		$(3,554)	Net income
Derivatives
Interest rate swap contracts	$182		$546	Interest expense
	182	(b)	546	Income before income tax
	(45)		(134)	Income taxes
	$137		$412	Net income

Reclassifications out of AOCI for the three and six-month periods ended March 31, 2019 were as follows:

	Amount reclassified from AOCI
Details about AOCI Components	Three Months Ended March 31, 2019		Six Months Ended March 31, 2019	Affected line item in the Statement of income

Postretirement benefit plans
Prior service credit	$95	(a)	$190
Actuarial losses	(1,085)	(a)	(2,131)
	(990)	(b)	(1,941)	Income before income tax
	256		478	Income taxes
	$(734)		$(1,463)	Net income
Derivatives
Interest rate swap contracts	$880		$1,615	Interest expense
	880	(b)	1,615	Income before income tax
	(216)		(396)	Income taxes
	$664		$1,219	Net income

(a)Prior service cost amounts are included in the computation of pension and other postretirement benefit expense, which is reported in both cost of goods sold and selling and administrative expenses.  Actuarial losses are reported in other income (deductions), net. For additional information, see Note 11.
(b)For pre-tax items, positive amounts represent income and negative amounts represent expense.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 13.   Income Taxes

Income tax provisions for the Company's interim periods are based on the effective income tax rate expected to be applicable for the full year. The Company's consolidated income taxes for the six months ended March 31, 2020 were a benefit of $16,463, compared to an expense of $440 for the first six months of fiscal 2019. The differences between the Company’s consolidated income taxes for the first six months of fiscal 2020 versus the same period for fiscal 2019 primarily resulted from the fiscal 2020 consolidated loss before income taxes, which reflected the goodwill write-down recorded during the second quarter of fiscal 2020 which was partially non-deductible. The Company’s fiscal 2020 six month effective tax rate varied from the U.S. statutory tax rate of 21.0% primarily due to state taxes, foreign statutory rate differentials, tax credits, the goodwill write-down, and discrete tax benefits recognized during the current year. The Company’s fiscal 2019 six month effective tax rate varied from the U.S. statutory tax rate of 21.0% primarily due to tax planning completed during the second quarter of fiscal 2019 that resulted in a discrete tax benefit.

The Company had unrecognized tax benefits (excluding penalties and interest) of $10,581 and $15,526 on March 31, 2020 and September 30, 2019, respectively, of which $8,662 and $11,417 would impact the annual effective rate at March 31, 2020 and September 30, 2019, respectively. It is reasonably possible that the amount of unrecognized tax benefits could decrease by approximately $3,073 in the next 12 months primarily due to the completion of audits and the expiration of the statute of limitations.

The Company classifies interest and penalties on tax uncertainties as a component of the provision for income taxes. Total penalties and interest accrued were $2,510 and $2,880 at March 31, 2020 and September 30, 2019, respectively.  These accruals may potentially be applicable in the event of an unfavorable outcome of uncertain tax positions.

The Company is currently under examination in several tax jurisdictions and remains subject to examination until the statute of limitations expires for those tax jurisdictions.  As of March 31, 2020, the tax years that remain subject to examination by major jurisdiction generally are:

United States – Federal	2016 and forward
United States – State	2015 and forward
Canada	2016 and forward
Germany	2015 and forward
United Kingdom	2018 and forward
Australia	2015 and forward
Singapore	2016 and forward

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

The following table sets forth information about the Company's segments, including a reconciliation of adjusted EBITDA to net income.

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Sales:
SGK Brand Solutions	$172,855	$190,651	$347,735	$375,951
Memorialization	161,819	162,176	316,224	316,062
Industrial Technologies	40,126	38,573	75,785	73,564
Consolidated Sales	$374,800	$391,400	$739,744	$765,577

Adjusted EBITDA:
SGK Brand Solutions	$22,224	$29,370	$40,962	$56,721
Memorialization	35,193	34,965	65,286	65,286
Industrial Technologies	6,212	4,792	10,526	8,387
Corporate and Non-Operating	(14,232)	(12,939)	(27,147)	(27,725)
Total Adjusted EBITDA	$49,397	$56,188	$89,627	$102,669

Acquisition costs (1)**	(660)	(3,374)	(2,608)	(5,406)
ERP integration costs (2)**	(750)	(1,805)	(1,415)	(3,982)
Strategic initiatives and other charges (3)**	(9,219)	(2,112)	(19,470)	(2,112)
Loss on divestiture (4)	—	—	—	(4,465)
Joint Venture depreciation, amortization, interest expense and other charges (5)	(1,462)	—	(2,259)	—
Non-recurring / incremental COVID-19 costs (6)	(663)	—	(663)	—
Goodwill write-down (7)	(90,408)	—	(90,408)	—
Stock-based compensation	(2,508)	(1,366)	(4,539)	(5,013)
Non-service pension and postretirement expense (8)	(2,227)	(970)	(4,455)	(1,901)
Depreciation and amortization *	(29,317)	(21,050)	(58,250)	(40,276)
Interest expense	(9,613)	(10,259)	(18,853)	(20,560)
Net loss attributable to noncontrolling interests	(231)	(223)	(71)	(336)
(Loss) income before income taxes	(97,661)	15,029	(113,364)	18,618
Income tax benefit (provision)	11,066	165	16,463	(440)
Net (loss) income	$(86,595)	$15,194	$(96,901)	$18,178

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

(6) Includes certain non-recurring direct incremental costs (such as costs for purchases of computer peripherals and devices to facilitate working-from-home, additional personal protective equipment and cleaning supplies and services, etc.) incurred in response to COVID-19. This amount does not include the impact of any lost sales or underutilization due to COVID-19.

(7) Represents the goodwill write-down for two reporting units within the SGK Brand Solutions segment (see Note 16, "Goodwill and Other Intangible Assets").
(8) Non-service pension and postretirement expense includes interest cost, expected return on plan assets and amortization of actuarial gains and losses. These benefit cost components are excluded from adjusted EBITDA since they are primarily influenced by external market conditions that impact investment returns and interest (discount) rates. The service cost and prior service cost components of pension and postretirement expense are included in the calculation of adjusted EBITDA, since they are considered to be a better reflection of the ongoing service-related costs of providing these benefits. Please note that GAAP pension and postretirement expense or the adjustment above are not necessarily indicative of the current or future cash flow requirements related to these employee benefit plans.

* Depreciation and amortization was $21,785 and $13,165 for the SGK Brand Solutions segment, $4,839 and $5,039 for the Memorialization segment, $1,428 and $1,559 for the Industrial Technologies segment, and $1,265 and $1,287 for Corporate and Non-Operating, for the three months ended March 31, 2020 and 2019, respectively. Depreciation and amortization was $43,441 and $24,607 for the SGK Brand Solutions segment, $9,475 and $10,058 for the Memorialization segment, $2,870 and $3,085 for the Industrial Technologies segment, and $2,464 and $2,526 for Corporate and Non-Operating, for the six months ended March 31, 2020 and 2019, respectively.
** Acquisition costs, ERP integration costs, and strategic initiatives and other charges were $3,818 and $2,808 for the SGK Brand Solutions segment and $5,813 and $4,483 for Corporate and Non-Operating, for the three months ended March 31, 2020 and 2019, respectively. Acquisition costs, ERP integration costs, and strategic initiatives and other charges were $730 for the Memorialization segment and $268 for the Industrial Technologies segment, for the three months ended March 31, 2020. Acquisition costs, ERP integration costs, and strategic initiatives and other charges were $7,264 and $3,409 for the SGK Brand Solutions segment and $14,904 and $8,091 for Corporate and Non-Operating, for the six months ended March 31, 2020 and 2019, respectively. Acquisition costs, ERP integration costs, and strategic initiatives and other charges were $1,057 for the Memorialization segment and $268 for the Industrial Technologies segment, for the six months ended March 31, 2020.

Note 15.   Acquisitions and Divestitures

Fiscal 2019:

On November 1, 2018 the Company acquired 80% ownership of Frost Converting Systems, Inc. (“Frost”) for a purchase price of approximately $7,162 (net of cash acquired and holdback amounts). Frost is a leading global supplier of high-performance rotary dies for embossing, creasing and cutting of paperboard packaging and is included in the Company's SGK Brand Solutions segment. The Company finalized the allocation of the purchase price related to the Frost acquisition in the fourth quarter of fiscal 2019, resulting in an immaterial adjustment to certain working capital accounts.

During fiscal 2019, the Company completed small acquisitions in the Memorialization segment for a combined purchase price of $3,094 (net of cash acquired and holdback amounts). The Company finalized the purchase price allocations related to these acquisitions in the first quarter of fiscal 2020, resulting in an immaterial adjustment to certain working capital accounts.

During fiscal 2019, the Company completed the sale of a 51% ownership interest in a small Memorialization business. Net proceeds from this sale totaled approximately $8,254, and the transaction resulted in the recognition of a $4,465 loss for the six months ended March 31, 2019, which is included as a component of administrative expenses. Immediately following the transaction, the Company retained a non-controlling interest in this business, which will be accounted for as an equity-method investment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 16.   Goodwill and Other Intangible Assets

A summary of the carrying amount of goodwill attributable to each segment as well as the changes in such amounts are as follows:

	SGK Brand Solutions	Memorialization	Industrial Technologies	Consolidated

Net goodwill at September 30, 2019	$395,704	$359,737	$91,366	$846,807
Additions during period	—	—	—	—
Divestiture during period	—	—	—	—
Translation and other adjustments	(5,934)	32	81	(5,821)
Goodwill write-down	(90,408)	—	—	(90,408)
Net goodwill at March 31, 2020	$299,362	$359,769	$91,447	$750,578
The net goodwill balances at March 31, 2020 and September 30, 2019 included $178,732 and $88,324 of accumulated impairment losses, respectively. Accumulated impairment losses at March 31, 2020 were $173,732 and $5,000 for the SGK Brand Solutions and Memorialization segments, respectively. Accumulated impairment losses at September 30, 2019 were $83,324 and $5,000 for the SGK Brand Solutions and Memorialization segments, respectively.
The Company performed its annual impairment review of goodwill and indefinite-lived intangible assets in the second quarter of fiscal 2020 (January 1, 2020) and determined that the estimated fair values for all goodwill reporting units exceeded their carrying values. The estimated fair values for two reporting units within the SGK Brand Solutions segment (Graphics Imaging and Cylinders, Surfaces and Engineered Products) exceeded their carrying values (expressed as a percentage of carrying value) by less than 10% as of January 1, 2020.
On January 30, 2020, the World Health Organization declared an outbreak of COVID-19 to be a Public Health Emergency of International Concern, and subsequently recognized COVID-19 as a global pandemic on March 11, 2020. Widespread efforts have been deployed by multiple countries around the world to prevent the virus from spreading, including closures of non-essential businesses, event cancellations, travel restrictions, quarantines, and other disruptive actions. Substantially all of the Company’s operations have remained open during the second quarter of fiscal 2020, as they have been considered “essential” businesses at this time. However, the Company has experienced some commercial impact and business disruptions in certain segments and geographic locations as a result of COVID-19.
In its assessment of the potential impacts of COVID-19 on the estimated future earnings and cash flows for the SGK Brand Solutions segment, and in light of the limited excess fair values for its two reporting units (discussed above), management determined that COVID-19 represents a triggering event, resulting in a re-evaluation of the goodwill for its reporting units within the SGK Brand Solutions segment (Graphics Imaging and Cylinders, Surfaces and Engineered Products), as of March 31, 2020. As a result of this interim assessment, the Company recorded a goodwill write-down totaling $90,408 during the fiscal 2020 second quarter. Subsequent to this write-down, the fair values of the two reporting units within the SGK Brand Solutions segment (Graphics Imaging and Cylinders, Surfaces and Engineered Products) approximated their carrying values at March 31, 2020. The fair values for these reporting units were determined using level 3 inputs (including estimates of revenue growth, EBITDA contribution and the discount rates) and a combination of the income approach using the estimated discounted cash flows and a market-based valuation methodology. If current projections are not achieved or specific valuation factors outside the Company’s control (such as discount rates and continued economic and industry impacts of COVID-19) significantly change, additional goodwill write-downs may be necessary in future periods.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 16.   Goodwill and Other Intangible Assets (continued)
The following tables summarize the carrying amounts and related accumulated amortization for intangible assets as of March 31, 2020 and September 30, 2019, respectively.

	Carrying Amount	Accumulated Amortization		Net
March 31, 2020:
Trade names	$30,540	$—	*	$30,540
Trade names	148,604	(43,474)		105,130
Customer relationships	373,413	(151,447)		221,966
Copyrights/patents/other	20,340	(13,870)		6,470
	$572,897	$(208,791)		$364,106

September 30, 2019:
Trade names	$30,540	$—	*	$30,540
Trade names	148,628	(22,653)		125,975
Customer relationships	374,515	(137,330)		237,185
Copyrights/patents/other	20,463	(13,513)		6,950
	$574,146	$(173,496)		$400,650
* Not subject to amortization

The net change in intangible assets during the six months ended March 31, 2020 included the impact of foreign currency fluctuations during the period and additional amortization.

Amortization expense on intangible assets was $17,872 and $9,509 for the three-month periods ended March 31, 2020 and 2019, respectively.  For the six-month periods ended March 31, 2020 and 2019, amortization expense was $35,814 and $17,622, respectively. Amortization expense is estimated to be $35,674 for the remainder of fiscal 2020, $60,109 in 2021, $46,729 in 2022, $27,797 in 2023 and $26,177 in 2024.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENTS REGARDING FORWARD LOOKING STATEMENTS AND NON-GAAP FINANCIAL MEASURES:

The following discussion should be read in conjunction with the consolidated financial statements of Matthews International Corporation ("Matthews" or the "Company") and related notes thereto included in this Quarterly Report on Form 10-Q and the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2019.  Any forward-looking statements contained herein are included pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements involve known and unknown risks and uncertainties that may cause the Company's actual results in future periods to be materially different from management's expectations.  Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove correct.  Factors that could cause the Company's results to differ materially from the results discussed in such forward-looking statements principally include changes in domestic or international economic conditions, changes in foreign currency exchange rates, changes in the cost of materials used in the manufacture of the Company's products, changes in mortality and cremation rates, changes in product demand or pricing as a result of consolidation in the industries in which the Company operates, changes in product demand or pricing as a result of domestic or international competitive pressures, ability to achieve cost-reduction objectives, unknown risks in connection with the Company's acquisitions, cybersecurity concerns, effectiveness of the Company's internal controls, compliance with domestic and foreign laws and regulations, technological factors beyond the Company's control, impact of pandemics or similar outbreaks, such as coronavirus disease 2019 ("COVID-19") or other disruptions to our industries, customers or supply chains, and other factors described in Item 1A - "Risk Factors" in this Form 10-Q and Item 1A - "Risk Factors" in the Company's Form 10-K for the fiscal year ended September 30, 2019.  In addition, although the Company does not have any customers that would be considered individually significant to consolidated sales, changes in the distribution of the Company's products or the potential loss of one or more of the Company's larger customers are also considered risk factors. Matthews cautions that the foregoing list of important factors is not all inclusive. Readers are also cautioned not to place undue reliance on any forward looking statements, which reflect management's analysis only as of the date of this report, even if subsequently made available by Matthews on its website or otherwise. Matthews does not undertake to update any forward looking statement, whether written or oral, that may be made from time to time by or on behalf of Matthews to reflect events or circumstances occurring after the date of this report.

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

The following table sets forth the sales and adjusted EBITDA for the Company's three reporting segments for the three and six-month periods ended March 31, 2020 and 2019. Refer to Note 14, "Segment Information" in Item 1 - "Financial Statements" for the Company's financial information by segment.

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Sales:	(Dollar amounts in thousands)
SGK Brand Solutions	$172,855	$190,651	$347,735	$375,951
Memorialization	161,819	162,176	316,224	316,062
Industrial Technologies	40,126	38,573	75,785	73,564
Consolidated Sales	$374,800	$391,400	$739,744	$765,577

Adjusted EBITDA:
SGK Brand Solutions	$22,224	$29,370	$40,962	$56,721
Memorialization	35,193	34,965	65,286	65,286
Industrial Technologies	6,212	4,792	10,526	8,387
Corporate and Non-Operating	(14,232)	(12,939)	(27,147)	(27,725)
Total Adjusted EBITDA (1)	$49,397	$56,188	$89,627	$102,669
(1) Total Adjusted EBITDA is a non-GAAP financial measure. See the "Non-GAAP Financial Measures" section below.

Beginning in the second quarter of fiscal 2020, sales were unfavorably impacted by the global outbreak of COVID-19, which has caused some commercial impact and business disruptions in certain of the Company's segments and geographic locations. While substantially all of the Company's operations have remained open during the second quarter of fiscal 2020, management expects COVID-19 to unfavorably impact its sales and results of operations in the short-term and for the remainder of fiscal 2020 (see "Forward Looking Information" below).

Sales for the six months ended March 31, 2020 were $739.7 million, compared to $765.6 million for the six months ended March 31, 2019, representing a decrease of $25.9 million.  The decrease in fiscal 2020 sales primarily reflected lower brand sales and decreased sales of cylinders, surfaces and engineered products in Europe for the SGK Brand Solutions segment. These decreases were partially offset by increased North American casket and memorial revenues and higher sales of cremation and incineration equipment for the Memorialization segment, and increased product identification sales for the Industrial Technologies segment. Changes in foreign currency rates were estimated to have an unfavorable impact of $6.5 million on fiscal 2020 consolidated sales compared to a year ago.

In the SGK Brand Solutions segment, sales for the first six months of fiscal 2020 were $347.7 million, compared to $376.0 million for the first six months of fiscal 2019.  The decrease primarily resulted from lower sales in the U.S., reflecting a significant brand client electing to transition their work internally during the fiscal 2019 first quarter, lower brand sales in the U.K., and lower sales of cylinders, surfaces and engineered products in Europe. These decreases were partially offset by sales growth in the Asia-Pacific region and increased sales of merchandising solutions. Changes in foreign currency exchange rates had an unfavorable impact of $5.1 million on the segment's sales compared to the prior year. Memorialization segment sales for the first six months of fiscal 2020 were $316.2 million, compared to $316.1 million for the first six months of fiscal 2019. The change in sales primarily resulted from improved price realization on caskets and memorial products, and higher sales of cremation and incineration equipment, partially offset by lower unit sales of caskets and memorial products. Changes in foreign currency exchange rates had an unfavorable impact of $711,000 on the segment's sales compared to the prior year. Industrial Technologies segment sales were $75.8 million for the first six months of fiscal 2020, compared to $73.6 million for

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

the first six months of fiscal 2019. The increase reflected higher product identification sales, partially offset by lower sales of warehouse automation systems and decreased applied technologies sales. Changes in foreign currency exchange rates had an unfavorable impact of $658,000 on the segment's sales compared to the prior year.

Gross profit for the six months ended March 31, 2020 was $240.5 million, compared to $262.7 million for the same period a year ago.  Consolidated gross profit as a percent of sales was 32.5% and 34.3% for the first six months of fiscal 2020 and fiscal 2019, respectively.  The decrease in gross profit primarily reflected lower sales, unfavorable changes in product mix, ongoing pricing pressures in the brand market, and unfavorable changes in margins for cylinders, surfaces and engineered products within the SGK Brand Solutions segment. These declines were partially offset by the realization of productivity improvements and acquisition synergies, primarily in the Memorialization segment. Gross profit also included acquisition integration costs and other charges totaling $4.4 million and $1.3 million for the six months ended March 31, 2020 and 2019, respectively.

Selling and administrative expenses for the six months ended March 31, 2020 were $204.3 million, compared to $204.6 million for the first six months of fiscal 2019.  Consolidated selling and administrative expenses, as a percent of sales, were 27.6% for the six months ended March 31, 2020, compared to 26.7% for the same period last year.  Selling and administrative expenses included acquisition integration and related systems-integration costs, and other charges primarily in connection with cost-reduction initiatives totaling $21.5 million in fiscal 2020, compared to $10.2 million in fiscal 2019. These increases in selling and administrative expenses were offset by the impact of lower sales in fiscal 2020, and benefits from ongoing cost-reduction initiatives. Fiscal 2019 selling and administrative expenses also included a $4.5 million loss recognized on the sale of a controlling interest in a Memorialization business. Intangible amortization for the six months ended March 31, 2020 was $35.8 million, compared to $17.6 million for the six months ended March 31, 2019. The increase in intangible amortization primarily reflected $17.2 million of incremental amortization resulting from the fiscal 2019 reduction in useful lives for certain trade names that are being discontinued. During the second quarter of fiscal 2020, the Company recorded a goodwill write-down totaling $90.4 million related to its two reporting units within the SGK Brand Solutions segment (Graphics Imaging and Cylinders, Surfaces and Engineered Products). Refer to Note 16, "Goodwill and Other Intangible Assets" in Item 1 - "Financial Statements" for further details.

Adjusted EBITDA was $89.6 million for the six months ended March 31, 2020 and $102.7 million for the six months ended March 31, 2019. Adjusted EBITDA for the SGK Brand Solutions segment was $41.0 million for the first six months of fiscal 2020 compared to $56.7 million for the same period a year ago. The decrease in segment adjusted EBITDA primarily reflected the impact of lower sales, unfavorable changes in product mix, ongoing pricing pressures, and a decline in margins for cylinders, surfaces and engineered products. These decreases were partially offset by the impact of sales growth in the Asia-Pacific region and benefits from cost-reduction initiatives. Memorialization segment adjusted EBITDA was $65.3 million for both the first six months of fiscal 2020 and the first six months of fiscal 2019. Memorialization segment adjusted EBITDA reflected improved price realization on caskets and memorial products, and the favorable impact of acquisition synergies and other productivity initiatives, offset by lower margins on sales of cremation and incineration products. Adjusted EBITDA for the Industrial Technologies segment for the six months ended March 31, 2020 was $10.5 million, compared to $8.4 million for the same period a year ago. Industrial Technologies segment adjusted EBITDA reflected the impact of higher product identification sales, partially offset by the impact of lower sales of warehouse automation systems and decreased applied technologies sales.

Investment income was $191,000 for the six months ended March 31, 2020 compared to $739,000 for the six months ended March 31, 2019. The change primarily reflected decreases in the value of investments (primarily marketable securities) held in trust for certain of the Company's benefit plans.  Interest expense for the first six months of fiscal 2020 was $18.9 million, compared to $20.6 million for the same period last year.  The decrease in interest expense reflected lower average interest rates and a decrease in average borrowing levels in the current fiscal year.  Other income (deductions), net, for the six months ended March 31, 2020 represented a decrease in pre-tax income of $4.7 million, compared to a decrease in pre-tax income of $2.0 million for the same period last year.  Other income (deductions), net includes the non-service components of pension and postretirement expense, which totaled $4.5 million and $1.9 million for the six months ended March 31, 2020 and 2019, respectively. Refer to Note 11, "Pension and Other Postretirement Benefit Plans" in Item 1 - "Financial Statements" for further details. Other income (deductions), net also includes banking-related fees and the impact of currency gains and losses on certain intercompany debt and foreign denominated cash balances.

Income tax provisions for the Company's interim periods are based on the effective income tax rate expected to be applicable for the full year. The Company's consolidated income taxes for the six months ended March 31, 2020 were a benefit of $16.5 million, compared to an expense of $440,000 for the first six months of fiscal 2019. The differences between the Company’s consolidated income taxes for the first six months of fiscal 2020 versus the same period for fiscal 2019 primarily resulted from the fiscal 2020 consolidated loss before income taxes, which reflected the goodwill write-down recorded during the second

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

quarter of fiscal 2020 which was partially non-deductible. The Company’s fiscal 2020 six month effective tax rate varied from the U.S. statutory tax rate of 21.0% primarily due to state taxes, foreign statutory rate differentials, tax credits, the goodwill write-down, and discrete tax benefits recognized during the current year. The Company’s fiscal 2019 six month effective tax rate varied from the U.S. statutory tax rate of 21.0% primarily due to tax planning completed during the second quarter of fiscal 2019 that resulted in a discrete tax benefit.

Net losses attributable to noncontrolling interests were $71,000 for the six months ended March 31, 2020, compared to net losses of $336,000 for the same period a year ago.  The net losses attributable to noncontrolling interests primarily reflected losses in less than wholly-owned businesses.

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

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

The reconciliation of net income to adjusted EBITDA is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
	(Dollar amounts in thousands)
Net (loss) income	$(86,595)	$15,194	$(96,901)	$18,178
Income tax (benefit) provision	(11,066)	(165)	(16,463)	440
(Loss) income before income taxes	(97,661)	15,029	(113,364)	18,618
Net losses attributable to noncontrolling interests	231	223	71	336
Interest expense	9,613	10,259	18,853	20,560
Depreciation and amortization *	29,317	21,050	58,250	40,276
Acquisition costs (1)**	660	3,374	2,608	5,406
ERP integration costs (2)**	750	1,805	1,415	3,982
Strategic initiatives and other charges (3)**	9,219	2,112	19,470	2,112
Loss on divestiture (4)	—	—	—	4,465
Joint Venture depreciation, amortization, interest expense and other charges (5)	1,462	—	2,259	—
Non-recurring / incremental COVID-19 costs (6)	663	—	663	—
Goodwill write-down (7)	90,408	—	90,408	—
Stock-based compensation	2,508	1,366	4,539	5,013
Non-service pension and postretirement expense (8)	2,227	970	4,455	1,901
Total Adjusted EBITDA	$49,397	$56,188	$89,627	$102,669

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

(6) Includes certain non-recurring direct incremental costs (such as costs for purchases of computer peripherals and devices to facilitate working-from-home, additional personal protective equipment and cleaning supplies and services, etc.) incurred in response to COVID-19. This amount does not include the impact of any lost sales or underutilization due to COVID-19.

(7) Represents the goodwill write-down for two reporting units within the SGK Brand Solutions segment (see Note 16, "Goodwill and Other Intangible Assets" in Item 1 - "Financial Statements").
(8) Non-service pension and postretirement expense includes interest cost, expected return on plan assets and amortization of actuarial gains and losses. These benefit cost components are excluded from adjusted EBITDA since they are primarily influenced by external market conditions that impact investment returns and interest (discount) rates. The service cost and prior service cost components of pension and postretirement expense are included in the calculation of adjusted EBITDA, since they are considered to be a better reflection of the ongoing service-related costs of providing these benefits. Please note that GAAP pension and postretirement expense or the adjustment above are not necessarily indicative of the current or future cash flow requirements related to these employee benefit plans.

* Depreciation and amortization was $21.8 million and $13.2 million for the SGK Brand Solutions segment, $4.8 million and $5.0 million for the Memorialization segment, $1.4 million and $1.6 million for the Industrial Technologies segment, and $1.3 million and $1.3 million for Corporate and Non-Operating, for the three months ended March 31, 2020 and 2019, respectively. Depreciation and amortization was $43.4 million and $24.6 million for the SGK Brand Solutions segment, $9.5 million and $10.1 million for the Memorialization segment, $2.9 million and $3.1 million for the Industrial Technologies segment, and $2.5 million and $2.5 million for Corporate and Non-Operating, for the six months ended March 31, 2020 and 2019, respectively.
** Acquisition costs, ERP integration costs, and strategic initiatives and other charges were $3.8 million and $2.8 million for the SGK Brand Solutions segment and $5.8 million and $4.5 million for Corporate and Non-Operating, for the three months ended March 31, 2020 and 2019, respectively. Acquisition costs, ERP integration costs, and strategic initiatives and other charges were $730,000 for the Memorialization segment and $268,000 for the Industrial Technologies segment, for the three months ended March 31, 2020. Acquisition costs, ERP integration costs, and strategic initiatives and other charges were $7.3 million and $3.4 million for the SGK Brand Solutions segment and $14.9 million and $8.1 million for Corporate and Non-Operating, for the six months ended March 31, 2020 and 2019, respectively. Acquisition costs, ERP integration costs, and strategic initiatives and other charges were $1.1 million for the Memorialization segment and $268,000 for the Industrial Technologies segment, for the six months ended March 31, 2020.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

LIQUIDITY AND CAPITAL RESOURCES:
Net cash provided by operating activities was $66.0 million for the first six months of fiscal 2020, compared to $45.3 million for the first six months of fiscal 2019.  Operating cash flow for both periods principally included net (loss) income adjusted for deferred taxes, depreciation and amortization, stock-based compensation expense, net losses related to investments, non-cash pension expense, other non-cash adjustments, and changes in working capital items. Net changes in working capital items resulted in a source of working capital of approximately $19.4 million in fiscal 2020, reflecting decreases in accounts receivable, increases in accounts payable, and changes in other accounts. Net changes in working capital items resulted in a use of working capital of approximately $17.6 million in fiscal 2019, reflecting a decrease in accrued compensation, an increase in inventory, and changes in other accounts (including increased amounts recognized in excess of billings for certain customer projects). The favorable movements in working capital in fiscal 2020 primarily reflected enhanced accounts receivable collection efforts and effective management of trade accounts payable, as the Company has been focusing its efforts on cash management.

Cash used in investing activities was $28.5 million for the six months ended March 31, 2020, compared to $33.5 million for the six months ended March 31, 2019.  Investing activities for the first six months of fiscal 2020 primarily reflected capital expenditures of $19.1 million and investments and advances of $9.6 million.  Investing activities for the first six months of fiscal 2019 primarily reflected capital expenditures of $19.2 million, acquisition payments (net of cash acquired or received from sellers) totaling $11.5 million, proceeds of $8.3 million from the divestiture of a controlling interest in a small Memorialization business, and investments and advances of $11.5 million.

Capital expenditures reflected reinvestment in the Company's business segments and were made primarily for the purchase of new production machinery, equipment, software and systems, and facilities designed to improve product quality, increase manufacturing efficiency, lower production costs and meet regulatory requirements.  Capital expenditures for the last three fiscal years were primarily financed through operating cash.  Capital spending for property, plant and equipment has averaged $41.9 million for the last three fiscal years.  Capital spending for fiscal 2020 is currently estimated to be approximately $40 million.  The Company expects to generate sufficient cash from operations to fund all anticipated capital spending projects.

Cash provided by financing activities for the six months ended March 31, 2020 was $585,000, primarily reflecting proceeds, net of repayments, on long-term debt of $21.3 million, treasury stock purchases of $2.4 million, dividends of $13.2 million to the Company's shareholders, $1.7 million of holdback and contingent consideration payments related to acquisitions from prior years, and payment of deferred financing fees of $2.0 million (see below). Cash used in financing activities for the six months ended March 31, 2019 was $15.4 million, primarily reflecting proceeds, net of repayments, on long-term debt of $14.3 million, treasury stock purchases of $13.3 million, dividends of $12.9 million to the Company's shareholders and $2.1 million of holdback and contingent consideration payments related to fiscal 2018 acquisitions.

The Company has a domestic credit facility with a syndicate of financial institutions that was amended and restated in March 2020. The amended and restated loan agreement includes a $750.0 million senior secured revolving credit facility, which matures in March 2025, and a $35.0 million senior secured amortizing term loan, which matures in July 2021. A portion of the revolving credit facility (not to exceed $350.0 million) can be drawn in foreign currencies. The term loan requires scheduled quarterly principal payments through its maturity date. Borrowings under both the revolving credit facility and the term loan bear interest at LIBOR (Euro LIBOR for balances drawn in Euros) plus a factor ranging from 0.75% to 2.00% (1.50% at March 31, 2020) based on the Company's secured leverage ratio.  The secured leverage ratio is defined as net secured indebtedness divided by EBITDA (earnings before interest, income taxes, depreciation and amortization) as defined within the domestic credit facility agreement. The Company is required to pay an annual commitment fee ranging from 0.15% to 0.30% (based on the Company's leverage ratio) of the unused portion of the revolving credit facility. The Company incurred debt issuance costs of approximately $2.0 million in connection with the amended and restated agreement, which will be deferred and amortized over the term of the facility.

The domestic credit facility requires the Company to maintain certain leverage and interest coverage ratios. A portion of the facility (not to exceed $35.0 million) is available for the issuance of trade and standby letters of credit. Outstanding U.S. dollar denominated borrowings on the revolving credit facility at March 31, 2020 and September 30, 2019 were $372.5 million and $325.6 million, respectively. Outstanding Euro denominated borrowings on the revolving credit facility at March 31, 2020 and September 30, 2019 were €125.0 million ($137.5 million) and €125.0 million ($136.5 million), respectively. Outstanding borrowings on the term loan at March 31, 2020 and September 30, 2019 were $34.8 million and $53.5 million, respectively. The weighted-average interest rate on outstanding borrowings for the domestic credit facility (including the effects of interest rate swaps and Euro denominated borrowings) at March 31, 2020 and 2019 was 2.40% and 3.25%, respectively.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

The Company has $300.0 million of 5.25% senior unsecured notes due December 1, 2025 (the "2025 Senior Notes"). The 2025 Senior Notes bear interest at a rate of 5.25% per annum with interest payable semi-annually in arrears on June 1 and December 1 of each year. The Company's obligations under the 2025 Senior Notes are guaranteed by certain of the Company's direct and indirect wholly-owned domestic subsidiaries. The Company is subject to certain covenants and other restrictions in connection with the 2025 Senior Notes. The Company incurred direct financing fees and costs in connection with the 2025 Senior Notes. Unamortized costs were $3.0 million and $3.3 million at March 31, 2020 and September 30, 2019, respectively.

The Company has a $115.0 million accounts receivable securitization facility (the "Securitization Facility") with certain financial institutions. The Securitization Facility, which had a maturity date of April 2020, was amended in March 2020 to extend the maturity date until March 2022. Under the Securitization Facility, the Company and certain of its domestic subsidiaries sell, on a continuous basis without recourse, their trade receivables to Matthews Receivables Funding Corporation, LLC (“Matthews RFC”), a wholly-owned bankruptcy-remote subsidiary of the Company. Matthews RFC in turn assigns a collateral interest in these receivables to certain financial institutions, and then may borrow funds under the Securitization Facility. The Securitization Facility does not qualify for sale treatment. Accordingly, the trade receivables and related debt obligations remain on the Company's Consolidated Balance Sheet. Borrowings under the Securitization Facility bear interest at LIBOR plus 0.75%. The Company is required to pay an annual commitment fee ranging from 0.25% to 0.35% of the unused portion of the Securitization Facility. Outstanding borrowings under the Securitization Facility at March 31, 2020 and September 30, 2019 were $103.2 million and $94.0 million, respectively. At March 31, 2020 and 2019, the interest rate on borrowings under this facility was 1.74% and 3.24%, respectively.

The following table presents information related to interest rate contracts entered into by the Company and designated as cash flow hedges (dollar amounts in thousands):

	March 31, 2020	September 30, 2019
Pay fixed swaps - notional amount	$350,000	$293,750
Net unrealized loss	$(6,032)	$(534)
Weighted-average maturity period (years)	2.8	1.9
Weighted-average received rate	0.99%	2.02%
Weighted-average pay rate	1.32%	1.41%

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

The fair value of the interest rate swaps reflected an unrealized loss, net of unrealized gains, of $6.0 million ($4.6 million after tax) at March 31, 2020 and an unrealized loss, net of unrealized gains, of $534,000 ($403,000 after tax) at September 30, 2019. The net unrealized loss is included in shareholders' equity as part of accumulated other comprehensive income (loss) ("AOCI").  Assuming market rates remain constant with the rates at March 31, 2020, a loss (net of tax) of approximately $2.1 million included in AOCI is expected to be recognized in earnings over the next twelve months.

The Company, through certain of its European subsidiaries, has a credit facility with a European bank, which is guaranteed by Matthews. The maximum amount of borrowing available under this facility is €35.0 million ($38.5 million).  The credit facility matures in December 2020 and the Company intends to continue to extend this facility. Outstanding borrowings under the credit facility totaled €14.2 million ($15.6 million) and €12.8 million ($14.0 million) at March 31, 2020 and September 30, 2019, respectively. The weighted-average interest rate on outstanding borrowings under this facility at March 31, 2020 and 2019 was 1.25%.

The Company’s German subsidiary, Matthews Europe GmbH, had €15.0 million ($16.4 million at September 30, 2019) of senior unsecured notes with European banks.  The notes matured in November 2019 at which point they were paid.  The weighted-average interest rate on the notes at March 31, 2019 was 1.40%.

Finance lease liabilities included as a component of debt totaled $5.2 million and $3.6 million at March 31, 2020 and September 30, 2019, respectively. See Note 8, "Leases" in Item 1 - "Financial Statements" for further discussion on the Company's lease obligations. Other debt totaled $395,000 at September 30, 2019. The weighted-average interest rate on other debt was 5.5% at March 31, 2019. The Company was in compliance with all of its debt covenants as of March 31, 2020.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

The Company uses certain foreign currency debt instruments as net investment hedges of foreign operations. Currency losses of $2.5 million (net of income taxes of $820,000) and $3.3 million (net of income taxes of $1.1 million), which represent effective hedges of net investments, were reported as a component of AOCI within currency translation adjustment at March 31, 2020 and September 30, 2019, respectively.

In September 2014, a claim was filed by a customer seeking to draw upon a letter of credit issued by the Company of £8.6 million ($10.6 million at March 31, 2020) with respect to a performance guarantee on an environmental solutions project in Saudi Arabia. Management assessed the customer's demand to be without merit and initiated an action with the court in the United Kingdom (the "U.K. Court"). Pursuant to this action, an order was issued by the U.K. Court in January 2015 requiring that, upon receipt by the customer, the funds were to be remitted by the customer to the U.K. Court pending resolution of the dispute between the parties. As a result, the Company made payment on the draw to the financial institution for the letter of credit and the funds were ultimately received by the customer. The customer did not remit the funds to the U.K. Court as ordered. On June 14, 2016, the U.K Court ruled completely in favor of Matthews following a trial on the merits. However, the ongoing dispute involves litigation in multiple foreign jurisdictions because the contract between the parties includes a venue clause requiring the venue for any litigation to be in the United Kingdom, while the enforcement of any final judgment is required to be executed in Saudi Arabia. The Company continues to pursue a trial on the merits in Saudi Arabia which is now scheduled to conclude in calendar year 2020. It is necessary to obtain an equivalent favorable ruling in the courts of Saudi Arabia to effectively enforce the judgment and commence collection efforts. The Company remains confident regarding the pending trial on the merits in Saudi Arabia and expects to be in a position to enforce the judgment and initiate collection efforts following completion of that trial. However, as the customer has neither yet remitted the funds nor complied with the final, un-appealed orders of the U.K. Court, it is possible the resolution of this matter could have an unfavorable financial impact on Matthews’ results of operations.  The Company’s level of success in recovering funds from the customer will depend upon a number of factors including a successful completion of the pending trial on the merits in Saudi Arabia, the availability of recoverable funds, and the subsequent level of cooperation from the Saudi Arabian government to enforce a potential judgment against the customer. The Company has determined that resolution of this matter may take an extended period of time and therefore has classified the funded letter of credit within other assets on the Consolidated Balance Sheets as of March 31, 2020 and September 30, 2019. The Company will continue to assess the accounting and collectability related to this matter as facts and circumstances evolve.

The Company has a stock repurchase program.  Under the current authorization, the Company's Board of Directors has authorized the repurchase of a total of 5,000,000 shares of Matthews' common stock under the program, of which 639,000 shares remain available for repurchase as of March 31, 2020. The buy-back program is designed to increase shareholder value, enlarge the Company's holdings of its common stock, and add to earnings per share.  Repurchased shares may be retained in treasury, utilized for acquisitions, or reissued to employees or other purchasers, subject to the restrictions set forth in the Company's Restated Articles of Incorporation.

The Company is currently evaluating the Coronavirus Aid, Relief, and Economic Security Act (commonly referred to as the CARES Act) and other similar economic relief initiatives that have been enacted in response to COVID-19. The Company expects to utilize certain provisions allowing for the deferral of payments for certain taxes, primarily U.S. payroll taxes, which are estimated to be approximately $9.0 million for the remainder of fiscal 2020.

Consolidated working capital of the Company was $303.6 million at March 31, 2020, compared to $303.8 million at September 30, 2019.  Cash and cash equivalents were $72.3 million at March 31, 2020, compared to $35.3 million at September 30, 2019.  The Company's current ratio was 1.9 and 2.1 at March 31, 2020 and September 30, 2019, respectively.

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

During fiscal 2019, the Company initiated a strategic evaluation to improve profitability and reduce the Company's cost structure. These actions leveraged the benefit of the Company's new global ERP platform, primarily targeted at the SGK Brand Solutions segment, both operational and commercial structure, and the Company's shared financial services and other administrative functions. This evaluation identified opportunities for significant cost structure improvements, which the Company expects to achieve through fiscal 2022.  The Company's recent strategic review has also resulted in improvements to the commercial structure within the SGK Brand Solutions segment, including the consolidation of several of the segment's trade names. As a result, the amortization of these intangible assets will significantly increase in fiscal 2020 through fiscal 2022.

On January 30, 2020, the World Health Organization declared an outbreak of COVID-19 to be a Public Health Emergency of International Concern, and subsequently recognized COVID-19 as a global pandemic on March 11, 2020. Widespread efforts have been deployed by multiple countries around the world to prevent the virus from spreading, including closures of non-essential businesses, event cancellations, travel restrictions, quarantines, and other disruptive actions. Substantially all of the Company’s operations have remained open during the second quarter of fiscal 2020, as they have been considered “essential” businesses at this time. However, the Company has experienced some commercial impact and business disruptions in certain segments and geographic locations as a result of COVID-19.

Considerable judgement is necessary to assess and predict the potential financial impacts of COVID-19 on the Company’s future operating results. Management expects that each of its business segments will experience some level of unfavorable sales impacts in the short-term, primarily due to customer business disruptions, facilities shut-downs, weaker global economic conditions, and potential customer project delays. Longer-term financial impacts will depend on global economic conditions eventually resulting from COVID-19. Management expects each of its businesses to experience increased financial volatility in the short-term, but currently anticipates its core businesses will return to a more normalized future state once the COVID-19 pandemic subsides.

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

The Company performed its annual impairment review of goodwill and indefinite-lived intangible assets in the second quarter of fiscal 2020 (January 1, 2020) and determined that the estimated fair values for all goodwill reporting units exceeded their carrying values. The estimated fair values for two reporting units within the SGK Brand Solutions segment (Graphics Imaging and Cylinders, Surfaces and Engineered Products) exceeded their carrying values (expressed as a percentage of carrying value) by less than 10% as of January 1, 2020.

In its assessment of the potential impacts of COVID-19 on the estimated future earnings and cash flows for the SGK Brand Solutions segment, and in light of the limited excess fair values for its two reporting units (discussed above), management determined that COVID-19 represents a triggering event, resulting in a re-evaluation of the goodwill for its reporting units within the SGK Brand Solutions segment (Graphics Imaging and Cylinders, Surfaces and Engineered Products), as of March 31, 2020. As a result of this interim assessment, the Company recorded a goodwill write-down totaling $90.4 million during the fiscal 2020 second quarter. Subsequent to this write-down, the fair values of the two reporting units within the SGK Brand Solutions segment (Graphics Imaging and Cylinders, Surfaces and Engineered Products) approximated their carrying values at March 31, 2020. The fair values for these reporting units were determined using level 3 inputs (including estimates of revenue growth, EBITDA contribution and the discount rates) and a combination of the income approach using the estimated discounted cash flows and a market-based valuation methodology. If current projections are not achieved or specific valuation factors outside the Company’s control (such as discount rates and continued economic and industry impacts of COVID-19) significantly change, additional goodwill write-downs may be necessary in future periods.

LONG-TERM CONTRACTUAL OBLIGATIONS AND COMMITMENTS:

The following table summarizes the Company's contractual obligations at March 31, 2020, and the effect such obligations are expected to have on its liquidity and cash flows in future periods.

	Payments due in fiscal year:
	Total	2020 Remainder	2021 (1) to 2022	2023 to 2024	After 2024
Contractual Cash Obligations:	(Dollar amounts in thousands)
Revolving credit facilities	$525,640	$—	$15,622	$—	$510,018
Securitization Facility	103,190	—	103,190	—	—
Senior secured term loan	34,766	6,250	28,516	—	—
2025 Senior Notes	391,486	7,875	31,500	31,500	320,611
Finance lease obligations(2)	6,063	647	2,130	1,186	2,100
Non-cancelable operating leases(2)	85,428	14,881	42,279	18,713	9,555
Other	9,218	1,507	5,766	953	992

Total contractual cash obligations	$1,155,791	$31,160	$229,003	$52,352	$843,276
(1)The Company maintains certain debt facilities with maturity dates of twelve months or less that it intends and has the ability to extend beyond twelve months totaling $15.6 million. These balances have been classified as non-current on the Company's Consolidated Balance Sheet.
(2)Lease obligations have not been discounted to their present value.

A significant portion of the loans included in the table above bear interest at variable rates.  At March 31, 2020, the weighted-average interest rate was 2.40% on the Company's domestic credit facility, 1.74% on the Company's Securitization Facility and 1.25% on the credit facility through the Company's European subsidiaries.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

Benefit payments under the Company's principal retirement plan are made from plan assets, while benefit payments under the supplemental retirement plan and postretirement benefit plan are funded from the Company's operating cash. In response to COVID-19, the federal government passed a modified relief bill, which provides additional funding measures associated with IRS regulations. In accordance with this bill, the Company is no longer required to make contributions for fiscal 2020 to its principal retirement plan. During the six months ended March 31, 2020 contributions of $382,000 and $457,000 were made under the supplemental retirement plan and postretirement plan, respectively. The Company currently anticipates contributing an additional $500,000 and $532,000 under the supplemental retirement plan and postretirement plan, respectively, for the remainder of fiscal 2020.

Unrecognized tax benefits are positions taken, or expected to be taken, on an income tax return that may result in additional payments to tax authorities.  If a tax authority agrees with the tax position taken, or expected to be taken, or the applicable statute of limitations expires, then additional payments will not be necessary.  As of March 31, 2020, the Company had unrecognized tax benefits, excluding penalties and interest, of approximately $10.6 million.  The timing of potential future payments related to the unrecognized tax benefits is not presently determinable. The Company believes that its current liquidity sources, combined with its operating cash flow and borrowing capacity, will be sufficient to meet its capital needs for the foreseeable future.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:
Refer to Note 2, "Basis of Presentation" in Item 1 - "Financial Statements," for further details on recently issued accounting pronouncements.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company’s market risk during the three and six months ended March 31, 2020. For additional information see Item 7A - "Quantitative and Qualitative Disclosures About Market Risk" in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2019.

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
Management, under the supervision and with the participation of our Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures in effect as of March 31, 2020. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2020, the Company's disclosure controls and procedures were effective to provide reasonable assurance that material information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, and that such information is recorded, summarized and properly reported within the appropriate time period, relating to the Company and its consolidated subsidiaries, required to be included in the Exchange Act reports, including this Quarterly Report on Form 10-Q.
There have been no changes in the Company's internal controls over financial reporting that occurred during the fiscal quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II ‑ OTHER INFORMATION

Item 1. Legal Proceedings

The Company is subject to various legal proceedings and claims arising in the ordinary course of business.  Management does not expect that the results of any of these legal proceedings will have a material adverse effect on Matthews' financial condition, results of operations or cash flows.

Item 1A. Risk Factors

Except as set forth below, there have been no material changes in our risk factors from those disclosed in Part I, Item 1A to our Annual Report on Form 10-K for the fiscal year ended September 30, 2019, except as disclosed below. The risk factors disclosed in Part I, Item 1A to our Annual Report on Form 10-K for the fiscal year ended September 30, 2019, in addition to the other information set forth in this report, could adversely affect the Company's operating performance and financial condition. Additional risks not currently known or deemed immaterial may also result in adverse effects on the Company.

Pandemics or similar outbreaks may cause unfavorable economic or market conditions which could impact demand patterns and/or disrupt global supply chains and production operations. Collectively, these outcomes could materially and adversely affect the Company’s business, results of operations and financial condition. Pandemics or similar outbreaks, such as coronavirus disease 2019 (“COVID-19”), could adversely affect the economies of developed and emerging markets, potentially resulting in an economic downturn that could affect customers’ demand for the Company’s products and services, as well as the Company's ability to access capital at acceptable interest rates. The spread of pandemics or similar outbreaks may also disrupt the Company’s manufacturing and production operations, as well as its distribution systems, which include import and export for delivery of the Company’s products to its customers. These factors could materially and adversely affect the Company’s business, financial condition and results of operations.

Due to the uncertainty relating to a pandemic or similar outbreak, the Company, its customers or its suppliers may be required, or believe that it is advantageous, to take precautionary measures intended to minimize the risk of a virus or disease spreading to employees, customers, and the communities in which they operate, and these measures could negatively impact the Company’s business. Further, if the scope and severity of an outbreak, such as COVID-19, worsens and the Company’s contingency plans prove ineffective, its global operations could potentially experience disruptions, such as temporary closure of facilities or delays or suspensions in product offerings and services, which may materially and adversely affect the Company’s business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchase Plan

The Company has a stock repurchase program.  The buy-back program is designed to increase shareholder value, enlarge the Company's holdings of its common stock, and add to earnings per share.  Repurchased shares may be retained in treasury, utilized for acquisitions, or reissued to employees or other purchasers, subject to the restrictions of the Company's Restated Articles of Incorporation.  Under the current authorization, the Company's Board of Directors had authorized the repurchase of a total of 5,000,000 shares of Matthews' common stock under the program, of which 639,458 shares remain available for repurchase as of March 31, 2020.

The following table shows the monthly fiscal 2020 stock repurchase activity:

Period	Total number of shares purchased	Weighted-average price paid per share	Total number of shares purchased as part of a publicly announced plan	Maximum number of shares that may yet be purchased under the plan
October 2019	9,800	$35.87	9,800	702,512
November 2019	38,425	35.02	38,425	664,087
December 2019	3,879	38.10	3,879	660,208
January 2020	750	37.04	750	659,458
February 2020	—	—	—	659,458
March 2020	20,000	23.91	20,000	639,458
Total	72,854	$32.27	72,854

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Not Applicable.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

	Exhibit No.	Description	Method of Filing

	10.1	Third Amended and Restated Loan Agreement	Incorporated by reference from Exhibit Number 10.1 to the Current Report on Form 8-K filed on March 30, 2020
	31.1	Certification of Principal Executive Officer for Joseph C. Bartolacci	Filed herewith
	31.2	Certification of Principal Financial Officer for Steven F. Nicola	Filed herewith
	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Joseph C. Bartolacci	Furnished herewith
	32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Steven F. Nicola	Furnished herewith
	101.INS	XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed herewith
	101.SCH	XBRL Taxonomy Extension Schema	Filed herewith
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith
	101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith
	101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith
	101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATTHEWS INTERNATIONAL CORPORATION
(Registrant)

Date:	May 8, 2020	By: /s/ Joseph C. Bartolacci
Joseph C. Bartolacci, President
and Chief Executive Officer

Date:	May 8, 2020	By: /s/ Steven F. Nicola
Steven F. Nicola, Chief Financial Officer
and Secretary