Form 10-Q
period 2020-06-30
MATTHEWS INTERNATIONAL CORP
filed 2020-07-31
CIK 63296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
____________________________________________________________
FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2020
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
Yes ☐ No ☒

As of June 30, 2020, shares of common stock outstanding were: Class A Common Stock 31,264,907 shares.

PART I ‑ FINANCIAL INFORMATION
Item 1.   Financial Statements
MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollar amounts in thousands)

	June 30, 2020		September 30, 2019
ASSETS
Current assets:
Cash and cash equivalents		$42,904		$35,302
Accounts receivable, net		271,238		318,756
Inventories, net		182,351		180,274
Other current assets		73,175		49,384

Total current assets		569,668		583,716

Investments		62,068		85,501
Property, plant and equipment, net		239,070		237,442
Deferred income taxes		4,756		5,032
Other assets		105,793		31,455
Goodwill		756,056		846,807
Other intangible assets, net		347,205		400,650

Total assets		$2,084,616		$2,190,603

LIABILITIES
Current liabilities:
Long-term debt, current maturities		$23,114		$42,503
Trade accounts payable		75,654		74,558
Accrued compensation		43,300		42,545
Accrued income taxes		3,044		5,997
Other current liabilities		159,920		114,276

Total current liabilities		305,032		279,879

Long-term debt		837,770		898,194
Accrued pension		139,046		133,762
Postretirement benefits		19,880		19,963
Deferred income taxes		92,707		102,482
Other liabilities		88,439		37,087
Total liabilities		1,482,874		1,471,367

SHAREHOLDERS' EQUITY
Shareholders' equity-Matthews:
Common stock	$36,334		$36,334
Additional paid-in capital	145,814		137,774
Retained earnings	858,220		972,594
Accumulated other comprehensive loss	(235,691)		(228,361)
Treasury stock, at cost	(203,570)		(200,235)
Total shareholders' equity-Matthews		601,107		718,106
Noncontrolling interests		635		1,130
Total shareholders' equity		601,742		719,236

Total liabilities and shareholders' equity		$2,084,616		$2,190,603

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019

Sales	$359,422	$379,294	$1,099,166	$1,144,871
Cost of sales	(238,469)	(242,116)	(737,722)	(745,001)

Gross profit	120,953	137,178	361,444	399,870

Selling expense	(28,508)	(32,857)	(93,953)	(102,238)
Administrative expense	(69,374)	(65,087)	(208,238)	(200,346)
Intangible amortization	(17,825)	(9,543)	(53,639)	(27,165)
Goodwill write-down	—	—	(90,408)	—

Operating profit (loss)	5,246	29,691	(84,794)	70,121

Investment income	1,252	655	1,443	1,394
Interest expense	(8,082)	(10,508)	(26,935)	(31,068)
Other deductions, net	(2,776)	(1,425)	(7,438)	(3,416)

(Loss) income before income taxes	(4,360)	18,413	(117,724)	37,031

Income tax benefit (provision)	6,209	(3,989)	22,672	(4,429)

Net income (loss)	1,849	14,424	(95,052)	32,602

Net losses attributable to noncontrolling interests	420	205	491	541

Net income (loss) attributable to Matthews shareholders	$2,269	$14,629	$(94,561)	$33,143

Earnings (loss) per share attributable to Matthews shareholders:
Basic	$0.07	$0.47	$(3.04)	$1.05

Diluted	$0.07	$0.46	$(3.04)	$1.05

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(Dollar amounts in thousands)

	Three Months Ended June 30,
	Matthews		Noncontrolling Interest		Total
	2020	2019	2020	2019	2020	2019

Net income (loss):	$2,269	$14,629	$(420)	$(205)	$1,849	$14,424
Other comprehensive income (loss) ("OCI"), net of tax:
Foreign currency translation adjustment	11,240	2,639	—	(5)	11,240	2,634
Pension plans and other postretirement benefits	1,743	705	—	—	1,743	705
Unrecognized loss on derivatives:
Net change from periodic revaluation	(509)	(2,372)	—	—	(509)	(2,372)
Net amount reclassified to earnings	330	(660)	—	—	330	(660)
Net change in unrecognized loss on derivatives	(179)	(3,032)	—	—	(179)	(3,032)
OCI, net of tax	12,804	312	—	(5)	12,804	307
Comprehensive income (loss)	$15,073	$14,941	$(420)	$(210)	$14,653	$14,731

	Nine Months Ended June 30,
	Matthews		Noncontrolling Interest		Total
	2020	2019	2020	2019	2020	2019

Net (loss) income:	$(94,561)	$33,143	$(491)	$(541)	$(95,052)	$32,602
OCI, net of tax:
Foreign currency translation adjustment	(8,297)	(9,791)	(4)	1	(8,301)	(9,790)
Pension plans and other postretirement benefits	5,297	2,168	—	—	5,297	2,168
Unrecognized loss on derivatives:
Net change from periodic revaluation	(4,248)	(6,074)	—	—	(4,248)	(6,074)
Net amount reclassified to earnings	(82)	(1,879)	—	—	(82)	(1,879)
Net change in unrecognized loss on derivatives	(4,330)	(7,953)	—	—	(4,330)	(7,953)
OCI, net of tax	(7,330)	(15,576)	(4)	1	(7,334)	(15,575)
Comprehensive (loss) income	$(101,891)	$17,567	$(495)	$(540)	$(102,386)	$17,027

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollar amounts in thousands, except per share data) (Unaudited)

	Shareholders' Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Non- controlling Interests	Total
Balance, September 30, 2019	$36,334	$137,774	$972,594	$(228,361)	$(200,235)	$1,130	$719,236
Net (loss) income	—	—	(10,466)	—	—	160	(10,306)
Minimum pension liability	—	—	—	1,727	—	—	1,727
Translation adjustment	—	—	—	11,111	—	(5)	11,106
Fair value of derivatives	—	—	—	291	—	—	291
Total comprehensive income							2,818
Stock-based compensation	—	2,031	—	—	—	—	2,031
Purchase of 52,104 shares of treasury stock	—	—	—	—	(1,845)	—	(1,845)
Issuance of 11,225 shares of treasury stock	—	(450)	—	—	450	—	—
Cancellations of 17,509 shares of treasury stock	—	1,171	—	—	(1,171)	—	—
Dividends, $0.21 per share	—	—	(6,535)	—	—	—	(6,535)
Balance, December 31, 2019	$36,334	$140,526	$955,593	$(215,232)	$(202,801)	$1,285	$715,705
Net loss	—	—	(86,364)	—	—	(231)	(86,595)
Minimum pension liability	—	—	—	1,827	—	—	1,827
Translation adjustment	—	—	—	(30,648)	—	1	(30,647)
Fair value of derivatives	—	—	—	(4,442)	—	—	(4,442)
Total comprehensive loss							(119,857)
Stock-based compensation	—	2,508	—	—	—	—	2,508
Purchase of 20,750 shares of treasury stock	—	—	—	—	(506)	—	(506)
Dividends, $0.21 per share	—	—	(6,648)	—	—	—	(6,648)
Balance, March 31, 2020	$36,334	$143,034	$862,581	$(248,495)	$(203,307)	$1,055	$591,202
Net income (loss)	—	—	2,269	—	—	(420)	1,849
Minimum pension liability	—	—	—	1,743	—	—	1,743
Translation adjustment	—	—	—	11,240	—	—	11,240
Fair value of derivatives	—	—	—	(179)	—	—	(179)
Total comprehensive income							14,653
Stock-based compensation	—	2,539	—	—	—	—	2,539
Purchase of 722 shares of treasury stock	—	—	—	—	(22)	—	(22)
Issuance of 900 shares of treasury stock	—	(36)	—	—	36	—	—
Cancellations of 4,616 shares of treasury stock	—	277	—	—	(277)	—	—
Dividends, $0.21 per share	—	—	(6,630)	—	—	—	(6,630)
Balance, June 30, 2020	$36,334	$145,814	$858,220	$(235,691)	$(203,570)	$635	$601,742

	Shareholders' Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Non- controlling Interests	Total
Balance, September 30, 2018	$36,334	$129,252	$1,040,378	$(164,298)	$(173,315)	$363	$868,714
Net income (loss)	—	—	3,097	—	—	(113)	2,984
Minimum pension liability	—	—	—	729	—	—	729
Translation adjustment	—	—	—	(12,564)	—	(13)	(12,577)
Fair value of derivatives	—	—	—	(2,901)	—	—	(2,901)
Total comprehensive loss							(11,765)
Stock-based compensation	—	3,647	—	—	—	—	3,647
Purchase of 186,417 shares of treasury stock	—	—	—	—	(7,751)	—	(7,751)
Issuance of 2,822 shares of treasury stock	—	(115)	—	—	115	—	—
Cancellations of 19,433 shares of treasury stock	—	891	—	—	(891)	—	—
Dividends, $0.20 per share	—	—	(6,414)	—	—	—	(6,414)
Acquisition	—	—	—	—	—	1,760	1,760
Cumulative tax adjustment for intra-entity transfers	—	—	(4,176)	—	—	—	(4,176)
Balance, December 31, 2018	$36,334	$133,675	$1,032,885	$(179,034)	$(181,842)	$1,997	$844,015
Net income (loss)	—	—	15,417	—	—	(223)	15,194
Minimum pension liability	—	—	—	734	—	—	734
Translation adjustment	—	—	—	134	—	19	153
Fair value of derivatives	—	—	—	(2,020)	—	—	(2,020)
Total comprehensive income							14,061
Stock-based compensation	—	1,366	—	—	—	—	1,366
Purchase of 143,092 shares of treasury stock	—	—	—	—	(5,535)	—	(5,535)
Cancellations of 41 shares of treasury stock	—	14	—	—	(14)	—	—
Dividends, $0.20 per share	—	—	(6,446)	—	—	—	(6,446)
Balance, March 31, 2019	$36,334	$135,055	$1,041,856	$(180,186)	$(187,391)	$1,793	$847,461
Net income (loss)	—	—	14,629	—	—	(205)	14,424
Minimum pension liability	—	—	—	705	—	—	705
Translation adjustment	—	—	—	2,639	—	(5)	2,634
Fair value of derivatives	—	—	—	(3,032)	—	—	(3,032)
Total comprehensive income							14,731
Stock-based compensation	—	1,156	—	—	—	—	1,156
Purchase of 240,155 shares of treasury stock	—	—	—	—	(8,529)	—	(8,529)
Dividends, $0.20 per share	—	—	(6,394)	—	—	—	(6,394)
Balance, June 30, 2019	$36,334	$136,211	$1,050,091	$(179,874)	$(195,920)	$1,583	$848,425

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollar amounts in thousands)

	Nine Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net (loss) income	$(95,052)	$32,602
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	88,418	60,759
Stock-based compensation expense	7,078	6,169
Deferred tax benefit	(11,986)	(4,031)
Gain on sale of assets, net	(229)	(210)
(Gain) loss on sale of ownership interests in a subsidiary	(11,208)	4,465
Unrealized gain on investments in mutual funds	(1,161)	(406)
Loss from equity-method investments	3,542	1,086
Goodwill write-down	90,408	—
Changes in working capital items	41,726	(14,543)
Decrease (increase) in other assets	5,076	(379)
Increase in other liabilities	2,960	3,042
Other operating activities, net	4,036	860

Net cash provided by operating activities	123,608	89,414

Cash flows from investing activities:
Capital expenditures	(25,486)	(31,963)
Acquisitions, net of cash acquired	—	(11,525)
Proceeds from sale of assets	398	1,508
Proceeds from sale of ownership interests in a subsidiary	42,210	8,254
Investments and advances	(9,723)	(33,073)

Net cash provided by (used in) investing activities	7,399	(66,799)

Cash flows from financing activities:
Proceeds from long-term debt	971,399	424,842
Payments on long-term debt	(1,063,459)	(408,447)
Purchases of treasury stock	(2,372)	(21,815)
Dividends	(19,813)	(19,254)
Acquisition holdback and contingent consideration payments	(4,689)	(3,350)
Other financing activities	(4,156)	(2,139)

Net cash used in financing activities	(123,090)	(30,163)

Effect of exchange rate changes on cash	(315)	(421)

Net change in cash and cash equivalents	7,602	(7,969)
Cash and cash equivalents at beginning of year	35,302	41,572
Cash and cash equivalents at end of period	$42,904	$33,603

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2020
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
The Company has facilities in North America, Europe, Asia, Australia, and Central and South America.

Note 2.   Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information for commercial and industrial companies and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the nine months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2020. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2019.  The consolidated financial statements include all domestic and foreign subsidiaries in which the Company maintains an ownership interest and has operating control.  Investments in certain companies over which the Company exerts significant influence, but does not control the financial and operating decisions, are accounted for as equity method investments. Investments in certain companies over which the Company does not exert significant influence are accounted for as cost method investments. All intercompany accounts and transactions have been eliminated.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 3.   Revenue Recognition (continued)

The Company disaggregates revenue from contracts with customers by geography, as it believes geographic regions best depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. Disaggregated sales by segment and region for the three and nine months ended June 30, 2020 and 2019 were as follows:

	SGK Brand Solutions		Memorialization		Industrial Technologies		Consolidated
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2020	2019	2020	2019	2020	2019	2020	2019
North America	$81,852	$77,223	$151,160	$146,131	$25,038	$31,589	$258,050	$254,943
Central and South America	1,571	1,619	—	—	—	—	1,571	1,619
Europe	68,702	89,254	9,163	9,847	5,647	7,076	83,512	106,177
Australia	2,865	2,912	1,795	2,239	—	—	4,660	5,151
Asia	10,790	10,922	—	—	839	482	11,629	11,404
Total Sales	$165,780	$181,930	$162,118	$158,217	$31,524	$39,147	$359,422	$379,294

	SGK Brand Solutions		Memorialization		Industrial Technologies		Consolidated
	Nine Months Ended June 30,		Nine Months Ended June 30,		Nine Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019	2020	2019	2020	2019
North America	$233,530	$235,975	$447,458	$440,865	$85,717	$90,291	$766,705	$767,131
Central and South America	4,767	4,316	—	—	—	—	4,767	4,316
Europe	234,130	275,842	24,629	26,611	20,026	20,448	278,785	322,901
Australia	8,804	8,772	6,255	6,803	—	—	15,059	15,575
Asia	32,284	32,976	—	—	1,566	1,972	33,850	34,948
Total Sales	$513,515	$557,881	$478,342	$474,279	$107,309	$112,711	$1,099,166	$1,144,871

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 4.   Fair Value Measurements (continued)

The fair values of the Company's assets and liabilities measured on a recurring basis are categorized as follows:

	June 30, 2020				September 30, 2019
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Derivatives (1)	$—	$1,244	$—	$1,244	$—	$845	$—	$845
Equity and fixed income mutual funds	—	24,119	—	24,119	—	22,986	—	22,986
Life insurance policies	—	4,100	—	4,100	—	4,030	—	4,030
Total assets at fair value	$—	$29,463	$—	$29,463	$—	$27,861	$—	$27,861

Liabilities:
Derivatives (1)	$—	$7,513	$—	$7,513	$—	$1,379	$—	$1,379
Total liabilities at fair value	$—	$7,513	$—	$7,513	$—	$1,379	$—	$1,379
(1) Interest rate swaps are valued based on observable market swap rates and are classified within Level 2 of the fair value hierarchy.

Note 5.   Inventories

Inventories consisted of the following:

	June 30, 2020	September 30, 2019
Raw materials	$38,076	$35,616
Work in process	83,552	76,297
Finished goods	60,723	68,361
	$182,351	$180,274

Note 6.  Investments

Non-current investments consisted of the following:

	June 30, 2020	September 30, 2019
Equity and fixed income mutual funds	$24,119	$22,986
Life insurance policies	4,100	4,030
Equity-method investments	386	39,761
Other investments	33,463	18,724
	$62,068	$85,501

During the first six months of fiscal 2020, the Company made $9,482 of additional investments in a non-consolidated subsidiary that was being accounted for as an equity-method investment. During the third quarter of fiscal 2020, the Company sold its ownership interest in this subsidiary for $42,210 of cash and $15,000 of senior preferred shares. The senior preferred shares earn a yield based on an escalating rate ranging from 6% to 14% and are expected to be redeemed before the end of calendar year 2022. In connection with this sale transaction, the Company recognized a pre-tax gain of $11,208 which has been recorded as a component of administrative expenses. The senior preferred shares are included within other investments in the table above along with ownership interests in various entities of less than 20%, which are recorded under the cost-method of accounting.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 7.   Debt

The Company has a domestic credit facility with a syndicate of financial institutions that was amended and restated in March 2020. The amended and restated loan agreement includes a $750,000 senior secured revolving credit facility, which matures in March 2025, and a $35,000 senior secured amortizing term loan, which matures in July 2021. A portion of the revolving credit facility (not to exceed $350,000) can be drawn in foreign currencies. The term loan requires scheduled quarterly principal payments through its maturity date. Borrowings under both the revolving credit facility and the term loan bear interest at LIBOR (Euro LIBOR for balances drawn in Euros) plus a factor ranging from 0.75% to 2.00% (1.50% at June 30, 2020) based on the Company's secured leverage ratio.  The secured leverage ratio is defined as net secured indebtedness divided by EBITDA (earnings before interest, income taxes, depreciation and amortization) as defined within the domestic credit facility agreement. The Company is required to pay an annual commitment fee ranging from 0.15% to 0.30% (based on the Company's leverage ratio) of the unused portion of the revolving credit facility. The Company incurred debt issuance costs of approximately $2,000 in connection with the amended and restated agreement, which was deferred and is being amortized over the term of the facility.

The domestic credit facility requires the Company to maintain certain leverage and interest coverage ratios. A portion of the facility (not to exceed $35,000) is available for the issuance of trade and standby letters of credit. Outstanding U.S. dollar denominated borrowings on the revolving credit facility at June 30, 2020 and September 30, 2019 were $275,000 and $325,638, respectively. Outstanding Euro denominated borrowings on the revolving credit facility at June 30, 2020 and September 30, 2019 were €125.0 million ($140,371) and €125.0 million ($136,470), respectively. Outstanding borrowings on the term loan at June 30, 2020 and September 30, 2019 were $28,563 and $53,497, respectively. The weighted-average interest rate on the outstanding borrowings for the domestic credit facility (including the effects of interest rate swaps and Euro denominated borrowings) at June 30, 2020 and June 30, 2019 was 2.44% and 2.75%, respectively.

The Company has $300,000 of 5.25% senior unsecured notes due December 1, 2025 (the "2025 Senior Notes"). The 2025 Senior Notes bear interest at a rate of 5.25% per annum with interest payable semi-annually in arrears on June 1 and December 1 of each year. The Company's obligations under the 2025 Senior Notes are guaranteed by certain of the Company's direct and indirect wholly-owned domestic subsidiaries. The Company is subject to certain covenants and other restrictions in connection with the 2025 Senior Notes. The Company incurred direct financing fees and costs in connection with the 2025 Senior Notes. Unamortized costs were $2,879 and $3,284 at June 30, 2020 and September 30, 2019, respectively.

The Company has a $115,000 accounts receivable securitization facility (the "Securitization Facility") with certain financial institutions. The Securitization Facility, which had a maturity date of April 2020, was amended in March 2020 to extend the maturity date until March 2022. Under the Securitization Facility, the Company and certain of its domestic subsidiaries sell, on a continuous basis without recourse, their trade receivables to Matthews Receivables Funding Corporation, LLC (“Matthews RFC”), a wholly-owned bankruptcy-remote subsidiary of the Company. Matthews RFC in turn assigns a collateral interest in these receivables to certain financial institutions, and then may borrow funds under the Securitization Facility. The Securitization Facility does not qualify for sale treatment. Accordingly, the trade receivables and related debt obligations remain on the Company's Consolidated Balance Sheet. Borrowings under the Securitization Facility bear interest at LIBOR plus 0.75%. The Company is required to pay an annual commitment fee ranging from 0.25% to 0.35% of the unused portion of the Securitization Facility. Outstanding borrowings under the Securitization Facility at June 30, 2020 and September 30, 2019 were $85,270 and $93,950, respectively. At June 30, 2020 and 2019, the interest rate on borrowings under this facility was 0.91% and 3.15%, respectively.

The following table presents information related to interest rate contracts entered into by the Company and designated as cash flow hedges:

	June 30, 2020	September 30, 2019
Pay fixed swaps - notional amount	$343,750	$293,750
Net unrealized loss	$(6,269)	$(534)
Weighted-average maturity period (years)	2.6	1.9
Weighted-average received rate	0.16%	2.02%
Weighted-average pay rate	1.33%	1.41%

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

The fair value of the interest rate swaps reflected an unrealized loss, net of unrealized gains, of $6,269 ($4,733 after tax) at June 30, 2020 and an unrealized loss, net of unrealized gains, of $534 ($403 after tax) at September 30, 2019, that is included in shareholders' equity as part of accumulated other comprehensive income (loss) ("AOCI").  Assuming market rates remain constant with the rates at June 30, 2020, a loss (net of tax) of approximately $2,234 included in AOCI is expected to be recognized in earnings over the next twelve months.

At June 30, 2020 and September 30, 2019, the interest rate swap contracts were reflected in the Consolidated Balance Sheets as follows:

Derivatives	June 30, 2020	September 30, 2019
Current assets:
Other current assets	$249	$548
Long-term assets:
Other assets	995	297
Current liabilities:
Other current liabilities	(3,207)	(484)
Long-term liabilities:
Other liabilities	(4,306)	(895)
Total derivatives	$(6,269)	$(534)

The (losses) gains recognized on derivatives were as follows:

Derivatives in Cash Flow Hedging Relationships	Location of (Loss) Gain Recognized in Income on Derivative	Amount of (Loss) Gain Recognized in Income on Derivatives		Amount of Gain Recognized in Income on Derivatives
		Three Months Ended June 30,		Nine Months Ended June 30,
		2020	2019	2020	2019
Interest rate swaps	Interest expense	$(438)	$874	$108	$2,489

The Company recognized the following (losses) gains in AOCI:

Derivatives in Cash Flow Hedging Relationships	Amount of Loss Recognized in AOCI on Derivatives		Location of Gain Reclassified From AOCI into Income (Effective Portion*)	Amount of Gain Reclassified from AOCI into Income (Effective Portion*)
	June 30, 2020	June 30, 2019		June 30, 2020	June 30, 2019
Interest rate swaps	$(4,248)	$(6,074)	Interest expense	$82	$1,879
*There is no ineffective portion or amount excluded from effectiveness testing.

The Company, through certain of its European subsidiaries, has a credit facility with a European bank, which is guaranteed by Matthews. The maximum amount of borrowing available under this facility is €35.0 million ($39,304).  The credit facility matures in December 2020 and the Company intends to continue to extend this facility. Outstanding borrowings under the credit facility totaled €12.1 million ($13,617) and €12.8 million ($14,024) at June 30, 2020 and September 30, 2019, respectively. The weighted-average interest rate on outstanding borrowings under this facility at June 30, 2020 and 2019 was 1.25%.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 7.   Debt (continued)

The Company’s German subsidiary, Matthews Europe GmbH, had €15.0 million ($16,376 at September 30, 2019) of senior unsecured notes with European banks.  The notes matured in November 2019 at which point they were paid.  The weighted-average interest rate on the notes at June 30, 2019 was 1.40%.

Finance lease liabilities included as a component of debt totaled $10,235 and $3,631 at June 30, 2020 and September 30, 2019, respectively. See Note 8, "Leases" for further discussion on the Company's lease obligations. Other debt totaled $10,707 and $395 at June 30, 2020 and September 30, 2019 respectively. The weighted-average interest rate on other debt was 2.14% and 5.81% at June 30, 2020 and June 30, 2019, respectively.

The Company uses certain foreign currency debt instruments as net investment hedges of foreign operations. Currency losses of $374 (net of income taxes of $121) and $3,320 (net of income taxes of $1,077), which represent effective hedges of net investments, were reported as a component of AOCI within currency translation adjustment at June 30, 2020 and September 30, 2019, respectively.

In September 2014, a claim was filed by a customer seeking to draw upon a letter of credit issued by the Company of £8,570,000 ($10,566 at June 30, 2020) with respect to a performance guarantee on an incineration equipment project in Saudi Arabia. Management assessed the customer's demand to be without merit and initiated an action with the court in the United Kingdom (the "U.K. Court"). Pursuant to this action, an order was issued by the U.K. Court in January 2015 requiring that, upon receipt by the customer, the funds were to be remitted by the customer to the U.K. Court pending resolution of the dispute between the parties. As a result, the Company made payment on the draw to the financial institution for the letter of credit and the funds were ultimately received by the customer. The customer did not remit the funds to the U.K. Court as ordered. On June 14, 2016, the U.K. Court ruled completely in favor of Matthews following a trial on the merits. However, the ongoing dispute involves litigation in multiple foreign jurisdictions because the contract between the parties includes a venue clause requiring the venue for any litigation to be in the United Kingdom, while the enforcement of any final judgment is required to be executed in Saudi Arabia. The Company continues to pursue a trial on the merits in Saudi Arabia; however, given the recent coronavirus disease 2019 ("COVID-19") pandemic, the trial is now not likely to conclude until calendar year 2021. As the Company has successfully completed the project and subsequently operated the equipment, the Company remains confident regarding the pending trial on the merits in Saudi Arabia and expects to be in a position to enforce the judgment and initiate collection efforts following completion of that trial. However, the Company’s level of success in recovering funds from the customer will depend upon several factors including a successful completion of the pending trial on the merits in Saudi Arabia, the availability of recoverable funds, and the subsequent level of support of the Saudi Arabian government to enforce a potential judgment against the customer.

During the third quarter of fiscal 2020, the Saudi Arabian government implemented restrictions on travel to Mecca due to the COVID-19 pandemic. As a result, the Company will not be able to support the operation of the incineration equipment for the local agency responsible for its operation during the current year Hajj Pilgrimage. Consequently, the Company is now concerned regarding the level of anticipated support from the government in its collection efforts. Therefore, when considered collectively with the extended delay in the trial date and other collectability risks, the Company established a reserve for the full value of the funded letter of credit as of June 30, 2020. The funded letter of credit was previously classified within other assets on the Consolidated Balance Sheet as of September 30, 2019. The Company will continue to assess the accounting and collectability related to this matter as facts and circumstances evolve.

As of June 30, 2020, the market value of the Company's 2025 Senior Notes was approximately 10% less than the carrying value. The fair value of the Company's remaining long-term debt, including current maturities, approximated the carrying value included in the Consolidated Balance Sheets. As of September 30, 2019, the fair value of the Company's long-term debt, including current maturities, approximated the carrying value included in the Consolidated Balance Sheets. The Company was in compliance with all of its debt covenants as of June 30, 2020.

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

The following table presents the balance sheet and lease classification for the Company's lease portfolio:

Balance Sheet Classification	Lease Classification	June 30, 2020
Non-current assets:
Property, plant and equipment, net	Finance	$8,338
Other assets	Operating	73,650
Total lease assets		$81,988

Current liabilities:
Long-term debt, current maturities	Finance	$3,414
Other current liabilities	Operating	23,591
Non-current liabilities:
Long-term debt	Finance	6,821
Other liabilities	Operating	51,039
Total lease liabilities		$84,865

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

The following table presents the components of lease cost:

	Three months ended June 30, 2020	Nine months ended June 30, 2020
Finance lease cost:
Amortization of ROU assets	$895	$1,246
Interest on lease liabilities	72	149
Operating lease cost	5,430	18,527
Variable lease cost	1,225	4,106
Sublease income	(250)	(649)
Total lease cost	$7,372	$23,379

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 8.   Leases (continued)

Supplemental information regarding the Company's leases follows:

Nine months ended June 30, 2020
Cash paid for finance and operating lease liabilities:
Operating cash flows from finance leases	$149
Operating cash flows from operating leases	$22,519
Financing cash flows from finance leases	$1,196
ROU assets obtained in exchange for new finance lease liabilities	$2,165
ROU assets obtained in exchange for new operating lease liabilities	$11,297

June 30, 2020
Weighted-average remaining lease term - finance leases (years)	4.68
Weighted-average remaining lease term - operating leases (years)	4.33
Weighted-discount rate - finance leases	2.81%
Weighted-discount rate - operating leases	2.82%

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

Maturities of lease obligations by fiscal year were as follows as of June 30, 2020:

	Operating Leases	Finance Leases
2020 (remainder)	$6,738	$957
2021	24,211	3,721
2022	17,818	2,808
2023	11,952	1,119
2024	8,113	408
Thereafter	10,148	2,100
Total future minimum lease payments	78,980	11,113
Less: Interest	4,350	878
Present value of lease liabilities:	$74,630	$10,235

Note 9.   Share-Based Payments

The Company maintains an equity incentive plan (the "2017 Equity Incentive Plan") that provides for grants of stock options, restricted shares, restricted share units, stock-based performance units and certain other types of stock-based awards. Under the 2017 Equity Incentive Plan, which has a ten-year term, the maximum number of shares available for grants or awards is an aggregate of 1,700,000. At June 30, 2020, there were 1,700,000 shares reserved for future issuance under the 2017 Equity Incentive Plan. 558,200 restricted share units have been granted under the 2017 Equity Incentive Plan and are outstanding as of June 30, 2020.  The 2017 Equity Incentive plan is administered by the Compensation Committee of the Board of Directors.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 9.   Share-Based Payments (continued)

With respect to the restricted share unit grants, units generally vest on the third anniversary of the grant date. The number of units that vest depend on certain time and performance thresholds. Approximately 38% of the shares vest based on time, while the remaining vest based on pre-defined performance thresholds. The Company issues common stock from treasury shares once vested.

For the three-month periods ended June 30, 2020 and 2019, stock-based compensation cost totaled $2,539 and $1,156, respectively. For the nine-month periods ended June 30, 2020 and 2019, stock-based compensation cost totaled $7,078 and $6,169, respectively. The stock-based compensation cost that was recognized for retirement-eligible employees was $625 for the three-month period ended June 30, 2020, and $1,564 and $1,849 for the nine-month periods ended June 30, 2020 and 2019, respectively. The associated future income tax benefit recognized for stock-based compensation was $622 and $283 for the three-month periods ended June 30, 2020 and 2019, respectively, and $1,415 and $1,153 for the nine-month periods ended June 30, 2020 and 2019, respectively.

The transactions for restricted shares and restricted share units for the nine months ended June 30, 2020 were as follows:

	Shares /Units	Weighted- average Grant-date Fair Value
Non-vested at September 30, 2019	615,635	$49.61
Granted	296,000	35.29
Vested	(128,795)	64.08
Expired or forfeited	(36,492)	56.55
Non-vested at June 30, 2020	746,348	$41.09

As of June 30, 2020, the total unrecognized compensation cost related to unvested restricted stock was $10,801 and is expected to be recognized over a weighted average period of 1.9 years.

The Company maintains the 2019 Director Fee Plan, the Amended and Restated 2014 Director Fee Plan and the 1994 Director Fee Plan (collectively, the "Director Fee Plans").  There will be no further fees or share-based awards granted under the Amended and Restated 2014 Director Fee Plan and the 1994 Director Fee Plan.  Under the 2019 Director Fee Plan, non-employee directors (except for the Chairman of the Board) each receive, as an annual retainer fee for fiscal 2020, either cash or shares of the Company's Class A Common Stock with a value equal to $85.  The annual retainer fee for fiscal 2020 paid to the non-employee Chairman of the Board is $185.  Where the annual retainer fee is provided in shares, each director may elect to be paid these shares on a current basis or have such shares credited to a deferred stock account as phantom stock, with such shares to be paid to the director subsequent to leaving the Board.  The total number of shares of stock that have been authorized to be issued under the 2019 Director Fee Plan or credited to a deferred stock compensation account for subsequent issuance is 150,000 shares of Common Stock (subject to adjustment upon certain events such as stock dividends or stock splits).  The value of deferred shares is recorded in other liabilities.  A total of 30,574 shares and share units had been deferred under the Director Fee Plans as of June 30, 2020.  Additionally, non-employee directors each receive an annual stock-based grant (non-statutory stock options, stock appreciation rights and/or restricted shares or units) with a value of $125 for fiscal 2020.  241,378 restricted shares and restricted share units have been granted under the Director Fee Plans, 68,149 of which were issued under the 2019 Director Fee Plan.  68,149 restricted shares and restricted share units are unvested at June 30, 2020.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 10.   Earnings Per Share Attributable to Matthews' Shareholders

The information used to compute earnings (loss) per share attributable to Matthews' common shareholders was as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Net income (loss) attributable to Matthews shareholders	$2,269	$14,629	$(94,561)	$33,143
Weighted-average shares outstanding (in thousands):
Basic shares	31,145	31,347	31,143	31,487
Effect of dilutive securities	87	147	—	138
Diluted shares	31,232	31,494	31,143	31,625
Anti-dilutive securities excluded from the dilution calculation were insignificant for the three and nine months ended June 30, 2020 and 2019.

Note 11.   Pension and Other Postretirement Benefit Plans
The Company provides defined benefit pension and other postretirement plans to certain employees. Net periodic pension and other postretirement benefit cost for the plans included the following:

	Three months ended June 30,
	Pension		Other Postretirement
	2020	2019	2020	2019

Service cost	$2,170	$2,000	$64	$61
Interest cost *	1,933	2,301	140	180
Expected return on plan assets *	(2,232)	(2,596)	—	—
Amortization:
Prior service cost	(47)	(46)	(23)	(49)
Net actuarial loss (gain) *	2,386	1,081	—	(15)
Net benefit cost	$4,210	$2,740	$181	$177

	Nine months ended June 30,
	Pension		Other Postretirement
	2020	2019	2020	2019

Service cost	$6,510	$6,000	$192	$183
Interest cost *	5,799	6,903	420	540
Expected return on plan assets *	(6,696)	(7,788)	—	—
Amortization:
Prior service cost	(141)	(138)	(69)	(147)
Net actuarial loss (gain) *	7,159	3,242	—	(45)
Net benefit cost	$12,631	$8,219	$543	$531
* Non-service components of pension and postretirement expense are included in other income (deductions), net.
Benefit payments under the Company's principal retirement plan are made from plan assets, while benefit payments under the postretirement benefit plan are made from the Company's operating funds. In response to COVID-19, the federal government passed a modified relief bill, which provides additional funding measures associated with IRS regulations. In accordance with this bill, the Company is no longer required to make contributions for fiscal 2020 to its principal retirement plan. The Company currently expects to make a contribution of approximately $15,000 to its principal retirement plan during the fourth quarter of fiscal 2020, which may consist of cash and/or shares of Matthews Class A Common Stock. The Company is also currently evaluating potential additional cash and/or stock contributions to its principal retirement plan during fiscal 2020.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 11.   Pension and Other Postretirement Benefit Plans (continued)

Contributions made and anticipated for fiscal year 2020 are as follows:

Contributions	Pension	Other Postretirement
Contributions during the nine months ended June 30, 2020:
Supplemental retirement plan	$589	$—
Other postretirement plan	—	726

Additional contributions expected in fiscal 2020:
Principal retirement plan *	$15,000	$—
Supplemental retirement plan	293	—
Other postretirement plan	—	263
* Amount represents expected contribution of cash and/or stock (see above).

Note 12.   Accumulated Other Comprehensive Income

The changes in AOCI by component, net of tax, for the three-month periods ended June 30, 2020 and 2019 were as follows:

	Post-retirement benefit plans		Currency translation adjustment	Derivatives		Total
Attributable to Matthews:
Balance, March 31, 2020	$(68,189)		$(175,751)	$(4,555)		$(248,495)
OCI before reclassification	—		11,240	(509)		10,731
Amounts reclassified from AOCI	1,743	(a)	—	330	(b)	2,073
Net current-period OCI	1,743		11,240	(179)		12,804
Balance, June 30, 2020	$(66,446)		$(164,511)	$(4,734)		$(235,691)
Attributable to noncontrolling interest:
Balance, March 31, 2020	$—		$371	$—		$371
OCI before reclassification	—		—	—		—
Net current-period OCI	—		—	—		—
Balance, June 30, 2020	$—		$371	$—		$371

	Post-retirement benefit plans		Currency translation adjustment	Derivatives		Total
Attributable to Matthews:
Balance, March 31, 2019	$(36,413)		$(147,390)	$3,617		$(180,186)
OCI before reclassification	—		2,639	(2,372)		267
Amounts reclassified from AOCI	705	(a)	—	(660)	(b)	45
Net current-period OCI	705		2,639	(3,032)		312
Balance, June 30, 2019	$(35,708)		$(144,751)	$585		$(179,874)
Attributable to noncontrolling interest:
Balance, March 31, 2019	$—		$473	$—		$473
OCI before reclassification	—		(5)	—		(5)
Net current-period OCI	—		(5)	—		(5)
Balance, June 30, 2019	$—		$468	$—		$468
(a) Amounts were included in net periodic benefit cost for pension and other postretirement benefit plans (see Note 11).
(b) Amounts were included in interest expense in the periods the hedged item affected earnings (see Note 7).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 12.   Accumulated Other Comprehensive Income (continued)

The changes in AOCI by component, net of tax, for the nine-month periods ended June 30, 2020 and 2019 were as follows:

	Post-retirement benefit plans		Currency translation adjustment	Derivatives		Total
Attributable to Matthews:
Balance, September 30, 2019	$(71,743)		$(156,214)	$(404)		$(228,361)
OCI before reclassification	—		(8,297)	(4,248)		(12,545)
Amounts reclassified from AOCI	5,297	(a)	—	(82)	(b)	5,215
Net current-period OCI	5,297		(8,297)	(4,330)		(7,330)
Balance, June 30, 2020	$(66,446)		$(164,511)	$(4,734)		$(235,691)
Attributable to noncontrolling interest:
Balance, September 30, 2019	$—		$375	$—		$375
OCI before reclassification	—		(4)	—		(4)
Net current-period OCI	—		(4)	—		(4)
Balance, June 30, 2020	$—		$371	$—		$371

	Post-retirement benefit plans		Currency translation adjustment	Derivatives		Total
Attributable to Matthews:
Balance, September 30, 2018	$(37,876)		$(134,960)	$8,538		$(164,298)
OCI before reclassification	—		(9,791)	(6,074)		(15,865)
Amounts reclassified from AOCI	2,168	(a)	—	(1,879)	(b)	289
Net current-period OCI	2,168		(9,791)	(7,953)		(15,576)
Balance, June 30, 2019	$(35,708)		$(144,751)	$585		$(179,874)
Attributable to noncontrolling interest:
Balance, September 30, 2018	$—		$467	$—		$467
OCI before reclassification	—		1	—		1
Net current-period OCI	—		1	—		1
Balance, June 30, 2019	$—		$468	$—		$468
(a) Amounts were included in net periodic benefit cost for pension and other postretirement benefit plans (see Note 11).
(b) Amounts were included in interest expense in the periods the hedged item affected earnings (see Note 7).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 12.   Accumulated Other Comprehensive Income (continued)

Reclassifications out of AOCI for the three and nine-month periods ended June 30, 2020 were as follows:

	Amount reclassified from AOCI
Details about AOCI Components	Three Months Ended June 30, 2020		Nine Months Ended June 30, 2020	Affected line item in the Statement of income

Postretirement benefit plans
Prior service (cost) credit	$70	(a)	$210
Actuarial losses	(2,386)	(a)	(7,159)
	(2,316)	(b)	(6,949)	Income before income tax
	573		1,652	Income taxes
	$(1,743)		$(5,297)	Net income
Derivatives
Interest rate swap contracts	$(438)		$108	Interest expense
	(438)	(b)	108	Income before income tax
	108		(26)	Income taxes
	$(330)		$82	Net income

Reclassifications out of AOCI for the three and nine-month periods ended June 30, 2019 were as follows:

	Amount reclassified from AOCI
Details about AOCI Components	Three Months Ended June 30, 2019		Nine Months Ended June 30, 2019	Affected line item in the Statement of income

Postretirement benefit plans
Prior service credit	$95	(a)	$285
Actuarial losses	(1,066)	(a)	(3,197)
	(971)	(b)	(2,912)	Income before income tax
	266		744	Income taxes
	$(705)		$(2,168)	Net income
Derivatives
Interest rate swap contracts	$874		$2,489	Interest expense
	874	(b)	2,489	Income before income tax
	(214)		(610)	Income taxes
	$660		$1,879	Net income

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

Note 13.   Income Taxes

Income tax provisions for the Company's interim periods are based on the effective income tax rate expected to be applicable for the full year. The Company's consolidated income taxes for the nine months ended June 30, 2020 were a benefit of $22,672, compared to an expense of $4,429 for the first nine months of fiscal 2019. The differences between the Company’s consolidated income taxes for the first nine months of fiscal 2020 versus the same period for fiscal 2019 primarily resulted from

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 13.   Income Taxes (continued)

the fiscal 2020 consolidated loss before income taxes, which reflected the goodwill write-down recorded during the second quarter of fiscal 2020, which was partially non-deductible, as well as a benefit for an expected net operating loss (“NOL”) carryback. The NOL will be carried back five years allowing it to offset income that was previously taxed at a federal statutory rate of 35.0%. The Company’s fiscal 2020 nine-month effective tax rate varied from the U.S. statutory tax rate of 21.0% primarily due to state taxes, foreign statutory rate differentials, tax credits, the goodwill write-down, the expected NOL carryback, and discrete tax benefits recognized during the current year. The Company’s fiscal 2019 nine-month effective tax rate varied from the U.S. statutory tax rate of 21.0% primarily due to tax planning completed during the second quarter of fiscal 2019 that resulted in a discrete tax benefit.

The Company had unrecognized tax benefits (excluding penalties and interest) of $11,834 and $15,526 on June 30, 2020 and September 30, 2019, respectively, of which $8,620 and $11,417 would impact the annual effective rate at June 30, 2020 and September 30, 2019, respectively. It is reasonably possible that the amount of unrecognized tax benefits could decrease by approximately $9,034 in the next 12 months primarily due to the completion of audits and the expiration of the statute of limitations.

The Company classifies interest and penalties on tax uncertainties as a component of the provision for income taxes. Total penalties and interest accrued were $2,424 and $2,880 at June 30, 2020 and September 30, 2019, respectively.  These accruals may potentially be applicable in the event of an unfavorable outcome of uncertain tax positions.

The Company is currently under examination in several tax jurisdictions and remains subject to examination until the statute of limitations expires for those tax jurisdictions.  As of June 30, 2020, the tax years that remain subject to examination by major jurisdiction generally are:

United States – Federal	2017 and forward
United States – State	2015 and forward
Canada	2016 and forward
Germany	2015 and forward
United Kingdom	2018 and forward
Australia	2015 and forward
Singapore	2016 and forward

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

The following table sets forth information about the Company's segments, including a reconciliation of adjusted EBITDA to net income.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Sales:
SGK Brand Solutions	$165,780	$181,930	$513,515	$557,881
Memorialization	162,118	158,217	478,342	474,279
Industrial Technologies	31,524	39,147	107,309	112,711
Consolidated Sales	$359,422	$379,294	$1,099,166	$1,144,871

Adjusted EBITDA:
SGK Brand Solutions	$20,846	$29,891	$61,808	$86,612
Memorialization	37,734	36,075	103,020	101,361
Industrial Technologies	4,679	7,278	15,205	15,665
Corporate and Non-Operating	(13,862)	(14,290)	(41,009)	(42,015)
Total Adjusted EBITDA	$49,397	$58,954	$139,024	$161,623

Acquisition costs (1)**	(304)	(2,980)	(2,912)	(8,386)
ERP integration costs (2)**	(745)	(2,355)	(2,160)	(6,337)
Strategic initiatives and other charges (3)**	(5,570)	(1,037)	(25,040)	(3,149)
Gain (loss) on sale of ownership interests in a subsidiary (4)	11,208	—	11,208	(4,465)
Legal matter reserve (5)	(10,566)	—	(10,566)	—
Non-recurring / incremental COVID-19 costs (6)	(1,871)	—	(2,534)	—
Goodwill write-down (7)	—	—	(90,408)	—
Joint Venture depreciation, amortization, interest expense and other charges (8)	(2,473)	(866)	(4,732)	(866)
Stock-based compensation	(2,539)	(1,156)	(7,078)	(6,169)
Non-service pension and postretirement expense (9)	(2,227)	(951)	(6,682)	(2,852)
Depreciation and amortization *	(30,168)	(20,483)	(88,418)	(60,759)
Interest expense	(8,082)	(10,508)	(26,935)	(31,068)
Net loss attributable to noncontrolling interests	(420)	(205)	(491)	(541)
(Loss) income before income taxes	(4,360)	18,413	(117,724)	37,031
Income tax benefit (provision)	6,209	(3,989)	22,672	(4,429)
Net income (loss)	$1,849	$14,424	$(95,052)	$32,602

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
(4) Represents a gain (loss) on the sale of ownership interests in a subsidiary within the Memorialization segment.
(5) Represents a reserve established for a legal matter involving a letter of credit for a customer in Saudi Arabia within the Memorialization segment (see Note 7, "Debt").
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
(8) Represents the Company's portion of depreciation, intangible amortization, interest expense, and other non-recurring charges incurred by non-consolidated subsidiaries accounted for as equity-method investments within the Memorialization segment.

(9) Non-service pension and postretirement expense includes interest cost, expected return on plan assets and amortization of actuarial gains and losses. These benefit cost components are excluded from adjusted EBITDA since they are primarily influenced by external market conditions that impact investment returns and interest (discount) rates. The service cost and prior service cost components of pension and postretirement expense are included in the calculation of adjusted EBITDA, since they are considered to be a better reflection of the ongoing service-related costs of providing these benefits. Please note that GAAP pension and postretirement expense or the adjustment above are not necessarily indicative of the current or future cash flow requirements related to these employee benefit plans.

* Depreciation and amortization was $21,833 and $12,757 for the SGK Brand Solutions segment, $5,549 and $4,840 for the Memorialization segment, $1,450 and $1,545 for the Industrial Technologies segment, and $1,336 and $1,341 for Corporate and Non-Operating, for the three months ended June 30, 2020 and 2019, respectively. Depreciation and amortization was $65,274 and $37,364 for the SGK Brand Solutions segment, $15,024 and $14,898 for the Memorialization segment, $4,320 and $4,630 for the Industrial Technologies segment, and $3,800 and $3,867 for Corporate and Non-Operating, for the nine months ended June 30, 2020 and 2019, respectively.
** Acquisition costs, ERP integration costs, and strategic initiatives and other charges were $1,794 and $449 for the SGK Brand Solutions segment and $4,128 and $5,923 for Corporate and Non-Operating, for the three months ended June 30, 2020 and 2019, respectively. Acquisition costs, ERP integration costs, and strategic initiatives and other charges were $697 for the Memorialization segment for the three months ended June 30, 2020. Acquisition costs, ERP integration costs, and strategic initiatives and other charges were $9,058 and $3,858 for the SGK Brand Solutions segment and $19,032 and $14,014 for Corporate and Non-Operating, for the nine months ended June 30, 2020 and 2019, respectively. Acquisition costs, ERP integration costs, and strategic initiatives and other charges were $1,754 for the Memorialization segment and $268 for the Industrial Technologies segment, for the nine months ended June 30, 2020.

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

During fiscal 2019, the Company completed the sale of a 51% ownership interest in a small Memorialization business. Net proceeds from this sale totaled approximately $8,254, and the transaction resulted in the recognition of a $4,465 loss for the nine months ended June 30, 2019, which is included as a component of administrative expenses. Immediately following the transaction, the Company retained a non-controlling interest in this business.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 16.   Goodwill and Other Intangible Assets

A summary of the carrying amount of goodwill attributable to each segment as well as the changes in such amounts are as follows:

	SGK Brand Solutions	Memorialization	Industrial Technologies	Consolidated

Net goodwill at September 30, 2019	$395,704	$359,737	$91,366	$846,807
Additions during period	—	—	—	—
Divestiture during period	—	—	—	—
Translation and other adjustments	(1,100)	688	69	(343)
Goodwill write-down	(90,408)	—	—	(90,408)
Net goodwill at June 30, 2020	$304,196	$360,425	$91,435	$756,056
The net goodwill balances at June 30, 2020 and September 30, 2019 included $178,732 and $88,324 of accumulated impairment losses, respectively. Accumulated impairment losses at June 30, 2020 were $173,732 and $5,000 for the SGK Brand Solutions and Memorialization segments, respectively. Accumulated impairment losses at September 30, 2019 were $83,324 and $5,000 for the SGK Brand Solutions and Memorialization segments, respectively.
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
On January 30, 2020, the World Health Organization declared an outbreak of COVID-19 to be a Public Health Emergency of International Concern, and subsequently recognized COVID-19 as a global pandemic on March 11, 2020. Widespread efforts have been deployed by multiple countries around the world to prevent the virus from spreading, including temporary closures of non-essential businesses, event cancellations, travel restrictions, quarantines, and other disruptive actions. Substantially all of the Company’s operations have remained open during the COVID-19 pandemic, as they have been considered “essential” businesses during this time. However, the Company has experienced some commercial impact and business disruptions in certain segments and geographic locations as a result of COVID-19.
In its assessment of the potential impacts of COVID-19 on the estimated future earnings and cash flows for the SGK Brand Solutions segment, and in light of the limited excess fair values for its two reporting units (discussed above), management determined that COVID-19 represented a triggering event, resulting in a re-evaluation of the goodwill for its reporting units within the SGK Brand Solutions segment (Graphics Imaging and Cylinders, Surfaces and Engineered Products), as of March 31, 2020. As a result of this interim assessment, the Company recorded a goodwill write-down totaling $90,408 during the fiscal 2020 second quarter. Subsequent to this write-down, the fair values of the two reporting units within the SGK Brand Solutions segment (Graphics Imaging and Cylinders, Surfaces and Engineered Products) approximated their carrying values at March 31, 2020. The fair values for these reporting units were determined using level 3 inputs (including estimates of revenue growth, EBITDA contribution and the discount rates) and a combination of the income approach using the estimated discounted cash flows and a market-based valuation methodology. If current projections are not achieved or specific valuation factors outside the Company’s control (such as discount rates and continued economic and industry impacts of COVID-19) significantly change, additional goodwill write-downs may be necessary in future periods.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 16.   Goodwill and Other Intangible Assets (continued)
The following tables summarize the carrying amounts and related accumulated amortization for intangible assets as of June 30, 2020 and September 30, 2019, respectively.

	Carrying Amount	Accumulated Amortization	Net
June 30, 2020:
Indefinite-lived trade names	$30,540	$—	$30,540
Definite-lived trade names	148,672	(53,941)	94,731
Customer relationships	374,448	(158,819)	215,629
Copyrights/patents/other	20,420	(14,115)	6,305
	$574,080	$(226,875)	$347,205

September 30, 2019:
Indefinite-lived trade names	$30,540	$—	$30,540
Definite-lived trade names	148,628	(22,653)	125,975
Customer relationships	374,515	(137,330)	237,185
Copyrights/patents/other	20,463	(13,513)	6,950
	$574,146	$(173,496)	$400,650

The net change in intangible assets during the nine months ended June 30, 2020 included the impact of foreign currency fluctuations during the period and additional amortization.

Amortization expense on intangible assets was $17,825 and $9,543 for the three-month periods ended June 30, 2020 and 2019, respectively.  For the nine-month periods ended June 30, 2020 and 2019, amortization expense was $53,639 and $27,165, respectively. Amortization expense is estimated to be $17,844 for the remainder of fiscal 2020, $60,156 in 2021, $46,766 in 2022, $27,833 in 2023 and $26,214 in 2024.

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

The following table sets forth the sales and adjusted EBITDA for the Company's three reporting segments for the three and nine-month periods ended June 30, 2020 and 2019. Refer to Note 14, "Segment Information" in Item 1 - "Financial Statements" for the Company's financial information by segment.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Sales:	(Dollar amounts in thousands)
SGK Brand Solutions	$165,780	$181,930	$513,515	$557,881
Memorialization	162,118	158,217	478,342	474,279
Industrial Technologies	31,524	39,147	107,309	112,711
Consolidated Sales	$359,422	$379,294	$1,099,166	$1,144,871

Adjusted EBITDA:
SGK Brand Solutions	$20,846	$29,891	$61,808	$86,612
Memorialization	37,734	36,075	103,020	101,361
Industrial Technologies	4,679	7,278	15,205	15,665
Corporate and Non-Operating	(13,862)	(14,290)	(41,009)	(42,015)
Total Adjusted EBITDA (1)	$49,397	$58,954	$139,024	$161,623
(1) Total Adjusted EBITDA is a non-GAAP financial measure. See the "Non-GAAP Financial Measures" section below.

Beginning in the second quarter of fiscal 2020, sales were unfavorably impacted by the global outbreak of COVID-19, which has caused some commercial impact and business disruptions in certain of the Company's segments and geographic locations. While substantially all of the Company's operations have remained open during the COVID-19 pandemic, management expects COVID-19 to unfavorably impact its sales and results of operations in the short-term and for the remainder of fiscal 2020 (see "Forward Looking Information" below).

Sales for the nine months ended June 30, 2020 were $1.10 billion, compared to $1.14 billion for the nine months ended June 30, 2019, representing a decrease of $45.7 million.  The decrease in fiscal 2020 sales reflected lower sales in the SGK Brand Solutions and Industrial Technologies segments, partially offset by increased sales in the Memorialization segment. Changes in foreign currency rates were estimated to have an unfavorable impact of $10.4 million on fiscal 2020 consolidated sales compared to a year ago.

In the SGK Brand Solutions segment, sales for the first nine months of fiscal 2020 were $513.5 million, compared to $557.9 million for the first nine months of fiscal 2019.  The decrease primarily resulted from lower brand sales in the U.S. and the U.K., sales declines in the private label brand market, and lower sales of cylinders, surfaces and engineered products in Europe. These decreases were partially offset by sales growth in the Asia-Pacific region and increased sales for the merchandising solutions business. Changes in foreign currency exchange rates had an unfavorable impact of $8.5 million on the segment's sales compared to the prior year. Memorialization segment sales for the first nine months of fiscal 2020 were $478.3 million, compared to $474.3 million for the first nine months of fiscal 2019. The increase in sales primarily resulted from increased unit sales of caskets and higher sales of cremation and incineration equipment. These increases were partially offset by lower unit sales of cemetery memorial products, which were impacted by COVID-19 related stay-at-home orders that limited families' access with cemeteries to arrange for their memorials. Changes in foreign currency exchange rates had an unfavorable impact of $1.1 million on the segment's sales compared to the prior year. Industrial Technologies segment sales were $107.3 million for the first nine months of fiscal 2020, compared to $112.7 million for the first nine months of fiscal 2019. The decrease reflected lower sales of warehouse automation systems and decreased applied technologies sales, partially offset by higher

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

product identification sales. Orders for warehouse automation solutions remained strong, but access to job sites to complete these projects has been restricted due to COVID-19. Changes in foreign currency exchange rates had an unfavorable impact of $824,000 on the segment's sales compared to the prior year. Gross profit for the nine months ended June 30, 2020 was $361.4 million, compared to $399.9 million for the same period a year ago.  Consolidated gross profit as a percent of sales was 32.9% and 34.9% for the first nine months of fiscal 2020 and fiscal 2019, respectively.  The decrease in gross profit primarily reflected lower sales, unfavorable changes in product mix, ongoing price competition in the brand market, and unfavorable changes in margins for cylinders, surfaces and engineered products within the SGK Brand Solutions segment. These declines were partially offset by the realization of productivity improvements and cost-reduction initiatives. Gross profit also included acquisition integration costs and other charges totaling $6.6 million and $1.5 million for the nine months ended June 30, 2020 and 2019, respectively.

Selling and administrative expenses for the nine months ended June 30, 2020 were $302.2 million, compared to $302.6 million for the first nine months of fiscal 2019.  Consolidated selling and administrative expenses, as a percent of sales, were 27.5% for the nine months ended June 30, 2020, compared to 26.4% for the same period last year.  Selling and administrative expenses included acquisition integration and related systems-integration costs, and other charges primarily in connection with cost-reduction initiatives totaling $25.6 million in fiscal 2020, compared to $16.3 million in fiscal 2019. Fiscal 2020 selling and administrative expenses also included a $10.6 million charge for a legal matter involving a letter of credit for a customer in Saudi Arabia (see "Liquidity and Capital Resources" below). These increases in selling and administrative expenses were partially offset by the impact of lower sales in fiscal 2020, reduced travel and entertainment costs resulting from the COVID-19 pandemic, and benefits from ongoing cost-reduction initiatives. Selling and administrative expenses also included an $11.2 million gain and a $4.5 million loss recognized on the sales of ownership interests in a Memorialization business completed in fiscal 2020 and 2019, respectively. Intangible amortization for the nine months ended June 30, 2020 was $53.6 million, compared to $27.2 million for the nine months ended June 30, 2019. The increase in intangible amortization primarily reflected $25.0 million of incremental amortization resulting from the fiscal 2019 reduction in useful lives for certain trade names that are being discontinued. During the second quarter of fiscal 2020, the Company recorded a goodwill write-down totaling $90.4 million related to its two reporting units within the SGK Brand Solutions segment (Graphics Imaging and Cylinders, Surfaces and Engineered Products). Refer to Note 16, "Goodwill and Other Intangible Assets" in Item 1 - "Financial Statements" for further details.

Adjusted EBITDA was $139.0 million for the nine months ended June 30, 2020 and $161.6 million for the nine months ended June 30, 2019. Adjusted EBITDA for the SGK Brand Solutions segment was $61.8 million for the first nine months of fiscal 2020 compared to $86.6 million for the same period a year ago. The decrease in segment adjusted EBITDA primarily reflected the impact of lower sales, unfavorable changes in product mix, ongoing price competition, and a decline in margins for cylinders, surfaces and engineered products. Changes in foreign currency exchange rates had an unfavorable impact of $1.5 million on the segment's adjusted EBITDA compared to the prior year. These decreases were partially offset by the impact of sales growth in the Asia-Pacific region and benefits from cost-reduction initiatives. Memorialization segment adjusted EBITDA was $103.0 million for the first nine months of fiscal 2020 compared to $101.4 million for the first nine months of fiscal 2019. The increase in segment adjusted EBITDA reflected the impact of higher sales and benefits from productivity initiatives, partially offset by lower margins on sales of cremation and incineration products. Adjusted EBITDA for the Industrial Technologies segment for the nine months ended June 30, 2020 was $15.2 million, compared to $15.7 million for the same period a year ago. Industrial Technologies segment adjusted EBITDA reflected the impact of lower sales of warehouse automation systems and decreased applied technologies sales, partially offset by the impact of higher product identification sales.

Investment income was $1.4 million for both the nine months ended June 30, 2020 and the nine months ended June 30, 2019. Investment income for both periods primarily reflected changes in the value of investments (primarily marketable securities) held in trust for certain of the Company's benefit plans.  Interest expense for the first nine months of fiscal 2020 was $26.9 million, compared to $31.1 million for the same period last year.  The decrease in interest expense reflected lower average interest rates and a decrease in average borrowing levels in the current fiscal year.  Other income (deductions), net, for the nine months ended June 30, 2020 represented a decrease in pre-tax income of $7.4 million, compared to a decrease in pre-tax income of $3.4 million for the same period last year.  Other income (deductions), net includes the non-service components of pension and postretirement expense, which totaled $6.7 million and $2.9 million for the nine months ended June 30, 2020 and 2019, respectively. Refer to Note 11, "Pension and Other Postretirement Benefit Plans" in Item 1 - "Financial Statements" for further details. Other income (deductions), net also includes banking-related fees and the impact of currency gains and losses on certain intercompany debt and foreign denominated cash balances.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

Income tax provisions for the Company's interim periods are based on the effective income tax rate expected to be applicable for the full year. The Company's consolidated income taxes for the nine months ended June 30, 2020 were a benefit of $22.7 million, compared to an expense of $4.4 million for the first nine months of fiscal 2019. The differences between the Company’s consolidated income taxes for the first nine months of fiscal 2020 versus the same period for fiscal 2019 primarily resulted from the fiscal 2020 consolidated loss before income taxes, which reflected the goodwill write-down recorded during the second quarter of fiscal 2020 which was partially non-deductible, as well as a benefit for an expected net operating loss (“NOL”) carryback. The NOL will be carried back five years allowing it to offset income that was previously taxed at a federal statutory rate of 35%. The Company’s fiscal 2020 nine-month effective tax rate varied from the U.S. statutory tax rate of 21.0% primarily due to state taxes, foreign statutory rate differentials, tax credits, the goodwill write-down, the expected NOL carryback, and discrete tax benefits recognized during the current year. The Company’s fiscal 2019 nine-month effective tax rate varied from the U.S. statutory tax rate of 21.0% primarily due to tax planning completed during the second quarter of fiscal 2019 that resulted in a discrete tax benefit.

Net losses attributable to noncontrolling interests were $491,000 for the nine months ended June 30, 2020, compared to net losses of $541,000 for the same period a year ago.  The net losses attributable to noncontrolling interests primarily reflected losses in less than wholly-owned businesses.

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

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

The reconciliation of net income to adjusted EBITDA is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
	(Dollar amounts in thousands)
Net income (loss)	$1,849	$14,424	$(95,052)	$32,602
Income tax (benefit) provision	(6,209)	3,989	(22,672)	4,429
(Loss) income before income taxes	(4,360)	18,413	(117,724)	37,031
Net losses attributable to noncontrolling interests	420	205	491	541
Interest expense	8,082	10,508	26,935	31,068
Depreciation and amortization *	30,168	20,483	88,418	60,759
Acquisition costs (1)**	304	2,980	2,912	8,386
ERP integration costs (2)**	745	2,355	2,160	6,337
Strategic initiatives and other charges (3)**	5,570	1,037	25,040	3,149
(Gain) loss on sale of ownership interests in a subsidiary (4)	(11,208)	—	(11,208)	4,465
Legal matter reserve (5)	10,566	—	10,566	—
Non-recurring / incremental COVID-19 costs (6)	1,871	—	2,534	—
Goodwill write-down (7)	—	—	90,408	—
Joint Venture depreciation, amortization, interest expense and other charges (8)	2,473	866	4,732	866
Stock-based compensation	2,539	1,156	7,078	6,169
Non-service pension and postretirement expense (9)	2,227	951	6,682	2,852
Total Adjusted EBITDA	$49,397	$58,954	$139,024	$161,623

(1) Includes certain non-recurring costs associated with recent acquisition activities.
(2) Represents costs associated with global ERP system integration efforts.
(3) Includes certain non-recurring costs associated with productivity and cost-reduction initiatives intended to result in improved operating performance, profitability and working capital levels.
(4) Represents a (gain) loss on the sale of ownership interests in a subsidiary within the Memorialization segment.
(5) Represents a reserve established for a legal matter involving a letter of credit for a customer in Saudi Arabia within the Memorialization segment (see Note 7, "Debt" in Item 1 - "Financial Statements").

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
(8) Represents the Company's portion of depreciation, intangible amortization, interest expense, and other non-recurring charges incurred by non-consolidated subsidiaries accounted for as equity-method investments within the Memorialization segment.

(9) Non-service pension and postretirement expense includes interest cost, expected return on plan assets and amortization of actuarial gains and losses. These benefit cost components are excluded from adjusted EBITDA since they are primarily influenced by external market conditions that impact investment returns and interest (discount) rates. The service cost and prior service cost components of pension and postretirement expense are included in the calculation of adjusted EBITDA, since they are considered to be a better reflection of the ongoing service-related costs of providing these benefits. Please note that GAAP pension and postretirement expense or the adjustment above are not necessarily indicative of the current or future cash flow requirements related to these employee benefit plans.

* Depreciation and amortization was $21.8 million and $12.8 million for the SGK Brand Solutions segment, $5.5 million and $4.8 million for the Memorialization segment, $1.5 million and $1.5 million for the Industrial Technologies segment, and $1.3 million and $1.3 million for Corporate and Non-Operating, for the three months ended June 30, 2020 and 2019, respectively. Depreciation and amortization was $65.3 million and $37.4 million for the SGK Brand Solutions segment, $15.0 million and $14.9 million for the Memorialization segment, $4.3 million and $4.6 million for the Industrial Technologies segment, and $3.8 million and $3.9 million for Corporate and Non-Operating, for the nine months ended June 30, 2020 and 2019, respectively.
** Acquisition costs, ERP integration costs, and strategic initiatives and other charges were $1.8 million and $449,000 for the SGK Brand Solutions segment and $4.1 million and $5.9 million for Corporate and Non-Operating, for the three months ended June 30, 2020 and 2019, respectively. Acquisition costs, ERP integration costs, and strategic initiatives and other charges were $697,000 for the Memorialization segment for the three months ended June 30, 2020. Acquisition costs, ERP integration costs, and strategic initiatives and other charges were $9.1 million and $3.9 million for the SGK Brand Solutions segment and $19.0 million and $14.0 million for Corporate and Non-Operating, for the nine months ended June 30, 2020 and 2019, respectively. Acquisition costs, ERP integration costs, and strategic initiatives and other charges were $1.8 million for the Memorialization segment and $268,000 for the Industrial Technologies segment, for the nine months ended June 30, 2020.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

LIQUIDITY AND CAPITAL RESOURCES:
Net cash provided by operating activities was $123.6 million for the first nine months of fiscal 2020, compared to $89.4 million for the first nine months of fiscal 2019.  Operating cash flow for both periods principally included net (loss) income adjusted for deferred taxes, depreciation and amortization, stock-based compensation expense, net (gains) losses related to investments, non-cash pension expense, other non-cash adjustments, and changes in working capital items. Net changes in working capital items contributed $41.7 million to operating cash flow in fiscal 2020, reflecting decreases in accounts receivable and changes in other accounts. Net changes in working capital items reduced operating cash flow by $14.5 million in fiscal 2019, reflecting decreases in accounts receivable and accrued compensation, increases in inventory, and changes in other accounts (including increased amounts recognized in excess of billings for certain customer projects). The favorable movements in working capital in fiscal 2020 primarily reflected enhanced accounts receivable collection efforts as the Company has been focusing its efforts on cash management.

Cash provided by investing activities was $7.4 million for the nine months ended June 30, 2020, compared to cash used in investing activities of $66.8 million for the nine months ended June 30, 2019.  Investing activities for the first nine months of fiscal 2020 primarily reflected capital expenditures of $25.5 million, proceeds of $42.2 million from the sale of an ownership interest in a pet cremation business, and investments and advances of $9.7 million.  Investing activities for the first nine months of fiscal 2019 primarily reflected capital expenditures of $32.0 million, acquisition payments (net of cash acquired or received from sellers) totaling $11.5 million, proceeds of $8.3 million from the sale of a controlling interest in a Memorialization business, and additional investments made in non-consolidated subsidiaries of $33.1 million.

Capital expenditures reflected reinvestment in the Company's business segments and were made primarily for the purchase of new production machinery, equipment, software and systems, and facilities designed to improve product quality, increase manufacturing efficiency, lower production costs and meet regulatory requirements.  Capital expenditures for the last three fiscal years were primarily financed through operating cash.  Capital spending for property, plant and equipment has averaged $41.9 million for the last three fiscal years.  Capital spending for fiscal 2020 is currently estimated to be in the range of $35 million to $40 million.  The Company expects to generate sufficient cash from operations to fund all anticipated capital spending projects.

Cash used in financing activities for the nine months ended June 30, 2020 was $123.1 million, primarily reflecting repayments, net of proceeds, on long-term debt of $92.1 million, treasury stock purchases of $2.4 million, dividends of $19.8 million to the Company's shareholders, $4.7 million of holdback and contingent consideration payments related to acquisitions from prior years, and payment of deferred financing fees of $2.0 million (see below). Cash used in financing activities for the nine months ended June 30, 2019 was $30.2 million, primarily reflecting proceeds, net of repayments, on long-term debt of $16.4 million, treasury stock purchases of $21.8 million, dividends of $19.3 million to the Company's shareholders and $3.4 million of holdback and contingent consideration payments related to fiscal 2018 acquisitions.

The Company has a domestic credit facility with a syndicate of financial institutions that was amended and restated in March 2020. The amended and restated loan agreement includes a $750.0 million senior secured revolving credit facility, which matures in March 2025, and a $35.0 million senior secured amortizing term loan, which matures in July 2021. A portion of the revolving credit facility (not to exceed $350.0 million) can be drawn in foreign currencies. The term loan requires scheduled quarterly principal payments through its maturity date. Borrowings under both the revolving credit facility and the term loan bear interest at LIBOR (Euro LIBOR for balances drawn in Euros) plus a factor ranging from 0.75% to 2.00% (1.50% at June 30, 2020) based on the Company's secured leverage ratio.  The secured leverage ratio is defined as net secured indebtedness divided by EBITDA (earnings before interest, income taxes, depreciation and amortization) as defined within the domestic credit facility agreement. The Company is required to pay an annual commitment fee ranging from 0.15% to 0.30% (based on the Company's leverage ratio) of the unused portion of the revolving credit facility. The Company incurred debt issuance costs of approximately $2.0 million in connection with the amended and restated agreement, which was deferred and is being amortized over the term of the facility.

The domestic credit facility requires the Company to maintain certain leverage and interest coverage ratios. A portion of the facility (not to exceed $35.0 million) is available for the issuance of trade and standby letters of credit. Outstanding U.S. dollar denominated borrowings on the revolving credit facility at June 30, 2020 and September 30, 2019 were $275.0 million and $325.6 million, respectively. Outstanding Euro denominated borrowings on the revolving credit facility at June 30, 2020 and September 30, 2019 were €125.0 million ($140.4 million) and €125.0 million ($136.5 million), respectively. Outstanding borrowings on the term loan at June 30, 2020 and September 30, 2019 were $28.6 million and $53.5 million, respectively. The weighted-average interest rate on outstanding borrowings for the domestic credit facility (including the effects of interest rate swaps and Euro denominated borrowings) at June 30, 2020 and 2019 was 2.44% and 2.75%, respectively.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

The Company has $300.0 million of 5.25% senior unsecured notes due December 1, 2025 (the "2025 Senior Notes"). The 2025 Senior Notes bear interest at a rate of 5.25% per annum with interest payable semi-annually in arrears on June 1 and December 1 of each year. The Company's obligations under the 2025 Senior Notes are guaranteed by certain of the Company's direct and indirect wholly-owned domestic subsidiaries. The Company is subject to certain covenants and other restrictions in connection with the 2025 Senior Notes. The Company incurred direct financing fees and costs in connection with the 2025 Senior Notes. Unamortized costs were $2.9 million and $3.3 million at June 30, 2020 and September 30, 2019, respectively.

The Company has a $115.0 million accounts receivable securitization facility (the "Securitization Facility") with certain financial institutions. The Securitization Facility, which had a maturity date of April 2020, was amended in March 2020 to extend the maturity date until March 2022. Under the Securitization Facility, the Company and certain of its domestic subsidiaries sell, on a continuous basis without recourse, their trade receivables to Matthews Receivables Funding Corporation, LLC (“Matthews RFC”), a wholly-owned bankruptcy-remote subsidiary of the Company. Matthews RFC in turn assigns a collateral interest in these receivables to certain financial institutions, and then may borrow funds under the Securitization Facility. The Securitization Facility does not qualify for sale treatment. Accordingly, the trade receivables and related debt obligations remain on the Company's Consolidated Balance Sheet. Borrowings under the Securitization Facility bear interest at LIBOR plus 0.75%. The Company is required to pay an annual commitment fee ranging from 0.25% to 0.35% of the unused portion of the Securitization Facility. Outstanding borrowings under the Securitization Facility at June 30, 2020 and September 30, 2019 were $85.3 million and $94.0 million, respectively. At June 30, 2020 and 2019, the interest rate on borrowings under this facility was 0.91% and 3.15%, respectively.

The following table presents information related to interest rate contracts entered into by the Company and designated as cash flow hedges (dollar amounts in thousands):

	June 30, 2020	September 30, 2019
Pay fixed swaps - notional amount	$343,750	$293,750
Net unrealized loss	$(6,269)	$(534)
Weighted-average maturity period (years)	2.6	1.9
Weighted-average received rate	0.16%	2.02%
Weighted-average pay rate	1.33%	1.41%

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

The fair value of the interest rate swaps reflected an unrealized loss, net of unrealized gains, of $6.3 million ($4.7 million after tax) at June 30, 2020 and an unrealized loss, net of unrealized gains, of $534,000 ($403,000 after tax) at September 30, 2019. The net unrealized loss is included in shareholders' equity as part of accumulated other comprehensive income (loss) ("AOCI").  Assuming market rates remain constant with the rates at June 30, 2020, a loss (net of tax) of approximately $2.2 million included in AOCI is expected to be recognized in earnings over the next twelve months.

The Company, through certain of its European subsidiaries, has a credit facility with a European bank, which is guaranteed by Matthews. The maximum amount of borrowing available under this facility is €35.0 million ($39.3 million).  The credit facility matures in December 2020 and the Company intends to continue to extend this facility. Outstanding borrowings under the credit facility totaled €12.1 million ($13.6 million) and €12.8 million ($14.0 million) at June 30, 2020 and September 30, 2019, respectively. The weighted-average interest rate on outstanding borrowings under this facility at June 30, 2020 and 2019 was 1.25%.

The Company’s German subsidiary, Matthews Europe GmbH, had €15.0 million ($16.4 million at September 30, 2019) of senior unsecured notes with European banks.  The notes matured in November 2019 at which point they were paid.  The weighted-average interest rate on the notes at June 30, 2019 was 1.40%.

Finance lease liabilities included as a component of debt totaled $10.2 million and $3.6 million at June 30, 2020 and September 30, 2019, respectively. See Note 8, "Leases" in Item 1 - "Financial Statements" for further discussion on the Company's lease obligations. Other debt totaled $10.7 million and $395,000 at June 30, 2020 and September 30, 2019, respectively. The weighted-average interest rate on other debt was 2.14% and 5.81% at June 30, 2020 and June 30, 2019,

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

respectively. The Company was in compliance with all of its debt covenants as of June 30, 2020.The Company uses certain foreign currency debt instruments as net investment hedges of foreign operations. Currency losses of $374,000 (net of income taxes of $121,000) and $3.3 million (net of income taxes of $1.1 million), which represent effective hedges of net investments, were reported as a component of AOCI within currency translation adjustment at June 30, 2020 and September 30, 2019, respectively.

In September 2014, a claim was filed by a customer seeking to draw upon a letter of credit issued by the Company of £8.6 million ($10.6 million at June 30, 2020) with respect to a performance guarantee on an incineration equipment project in Saudi Arabia. Management assessed the customer's demand to be without merit and initiated an action with the court in the United Kingdom (the "U.K. Court"). Pursuant to this action, an order was issued by the U.K. Court in January 2015 requiring that, upon receipt by the customer, the funds were to be remitted by the customer to the U.K. Court pending resolution of the dispute between the parties. As a result, the Company made payment on the draw to the financial institution for the letter of credit and the funds were ultimately received by the customer. The customer did not remit the funds to the U.K. Court as ordered. On June 14, 2016, the U.K. Court ruled completely in favor of Matthews following a trial on the merits. However, the ongoing dispute involves litigation in multiple foreign jurisdictions because the contract between the parties includes a venue clause requiring the venue for any litigation to be in the United Kingdom, while the enforcement of any final judgment is required to be executed in Saudi Arabia. The Company continues to pursue a trial on the merits in Saudi Arabia; however, given the recent COVID-19 pandemic, the trial is now not likely to conclude until calendar year 2021. As the Company has successfully completed the project and subsequently operated the equipment, the Company remains confident regarding the pending trial on the merits in Saudi Arabia and expects to be in a position to enforce the judgment and initiate collection efforts following completion of that trial. However, the Company’s level of success in recovering funds from the customer will depend upon several factors including a successful completion of the pending trial on the merits in Saudi Arabia, the availability of recoverable funds, and the subsequent level of support of the Saudi Arabian government to enforce a potential judgment against the customer.

During the third quarter of fiscal 2020, the Saudi Arabian government implemented restrictions on travel to Mecca due to the COVID-19 pandemic. As a result, the Company will not be able to support the operation of the incineration equipment for the local agency responsible for its operation during the current year Hajj Pilgrimage. Consequently, the Company is now concerned regarding the level of anticipated support from the government in its collection efforts. Therefore, when considered collectively with the extended delay in the trial date and other collectability risks, the Company established a reserve for the full value of the funded letter of credit as of June 30, 2020. The funded letter of credit was previously classified within other assets on the Consolidated Balance Sheet as of September 30, 2019. The Company will continue to assess the accounting and collectability related to this matter as facts and circumstances evolve.

The Company has a stock repurchase program.  Under the current authorization, the Company's Board of Directors has authorized the repurchase of a total of 5,000,000 shares of Matthews' common stock under the program, of which 638,736 shares remain available for repurchase as of June 30, 2020. The buy-back program is designed to increase shareholder value, enlarge the Company's holdings of its common stock, and add to earnings per share.  Repurchased shares may be retained in treasury, utilized for acquisitions, or reissued to employees or other purchasers, subject to the restrictions set forth in the Company's Restated Articles of Incorporation.

The Company is currently evaluating the Coronavirus Aid, Relief, and Economic Security Act (commonly referred to as the CARES Act) and other similar economic relief initiatives that have been enacted in response to COVID-19. The Company expects to utilize certain provisions allowing for the deferral of payments for certain taxes, primarily U.S. payroll taxes, which are estimated to be approximately $9.0 million for fiscal 2020.

Consolidated working capital of the Company was $264.6 million at June 30, 2020, compared to $303.8 million at September 30, 2019.  Cash and cash equivalents were $42.9 million at June 30, 2020, compared to $35.3 million at September 30, 2019.  The Company's current ratio was 1.9 and 2.1 at June 30, 2020 and September 30, 2019, respectively.

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

On January 30, 2020, the World Health Organization declared an outbreak of COVID-19 to be a Public Health Emergency of International Concern, and subsequently recognized COVID-19 as a global pandemic on March 11, 2020. Widespread efforts have been deployed by multiple countries around the world to prevent the virus from spreading, including temporary closures of non-essential businesses, event cancellations, travel restrictions, quarantines, and other disruptive actions. Substantially all of the Company’s operations have remained open during the COVID-19 pandemic, as they have been considered “essential” businesses during this time. However, the Company has experienced some commercial impact and business disruptions in certain segments and geographic locations as a result of COVID-19.

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

In its assessment of the potential impacts of COVID-19 on the estimated future earnings and cash flows for the SGK Brand Solutions segment, and in light of the limited excess fair values for its two reporting units (discussed above), management determined that COVID-19 represented a triggering event, resulting in a re-evaluation of the goodwill for its reporting units within the SGK Brand Solutions segment (Graphics Imaging and Cylinders, Surfaces and Engineered Products), as of March 31, 2020. As a result of this interim assessment, the Company recorded a goodwill write-down totaling $90.4 million during the fiscal 2020 second quarter. Subsequent to this write-down, the fair values of the two reporting units within the SGK Brand Solutions segment (Graphics Imaging and Cylinders, Surfaces and Engineered Products) approximated their carrying values at March 31, 2020. The fair values for these reporting units were determined using level 3 inputs (including estimates of revenue growth, EBITDA contribution and the discount rates) and a combination of the income approach using the estimated discounted cash flows and a market-based valuation methodology. If current projections are not achieved or specific valuation factors outside the Company’s control (such as discount rates and continued economic and industry impacts of COVID-19) significantly change, additional goodwill write-downs may be necessary in future periods.

LONG-TERM CONTRACTUAL OBLIGATIONS AND COMMITMENTS:

The following table summarizes the Company's contractual obligations at June 30, 2020, and the effect such obligations are expected to have on its liquidity and cash flows in future periods.

	Payments due in fiscal year:
	Total	2020 Remainder	2021 (1) to 2022	2023 to 2024	After 2024
Contractual Cash Obligations:	(Dollar amounts in thousands)
Revolving credit facilities	$428,988	$—	$13,617	$—	$415,371
Securitization Facility	85,270	—	85,270	—	—
Senior secured term loan	28,563	—	28,563	—	—
2025 Senior Notes	383,746	—	31,500	31,500	320,746
Finance lease obligations (2)	11,113	957	6,529	1,527	2,100
Non-cancelable operating leases (2)	78,980	6,738	42,029	20,065	10,148
Other	19,381	1,072	7,780	2,867	7,662
Total contractual cash obligations	$1,036,041	$8,767	$215,288	$55,959	$756,027
(1)The Company maintains certain debt facilities with maturity dates of twelve months or less that it intends and has the ability to extend beyond twelve months totaling $13.6 million. These balances have been classified as non-current on the Company's Consolidated Balance Sheet.
(2)Lease obligations have not been discounted to their present value.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

A significant portion of the loans included in the table above bear interest at variable rates.  At June 30, 2020, the weighted-average interest rate was 2.44% on the Company's domestic credit facility, 0.91% on the Company's Securitization Facility and 1.25% on the credit facility through the Company's European subsidiaries.

Benefit payments under the Company's principal retirement plan are made from plan assets, while benefit payments under the supplemental retirement plan and postretirement benefit plan are funded from the Company's operating cash. In response to COVID-19, the federal government passed a modified relief bill, which provides additional funding measures associated with IRS regulations. In accordance with this bill, the Company is no longer required to make contributions for fiscal 2020 to its principal retirement plan. The Company currently expects to make a contribution of approximately $15.0 million to its principal retirement plan during the fourth quarter of fiscal 2020, which may consist of cash and/or shares of Matthews Class A Common Stock. The Company is also currently evaluating potential additional cash and/or stock contributions to its principal retirement plan during fiscal 2020. During the nine months ended June 30, 2020 contributions of $589,000 and $726,000 were made under the supplemental retirement plan and postretirement plan, respectively. The Company currently anticipates contributing an additional $293,000 and $263,000 under the supplemental retirement plan and postretirement plan, respectively, for the remainder of fiscal 2020.

Unrecognized tax benefits are positions taken, or expected to be taken, on an income tax return that may result in additional payments to tax authorities.  If a tax authority agrees with the tax position taken, or expected to be taken, or the applicable statute of limitations expires, then additional payments will not be necessary.  As of June 30, 2020, the Company had unrecognized tax benefits, excluding penalties and interest, of approximately $11.8 million.  The timing of potential future payments related to the unrecognized tax benefits is not presently determinable. The Company believes that its current liquidity sources, combined with its operating cash flow and borrowing capacity, will be sufficient to meet its capital needs for the foreseeable future.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:
Refer to Note 2, "Basis of Presentation" in Item 1 - "Financial Statements," for further details on recently issued accounting pronouncements.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company’s market risk during the three and nine months ended June 30, 2020. For additional information see Item 7A - "Quantitative and Qualitative Disclosures About Market Risk" in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2019.

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
Management, under the supervision and with the participation of our Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures in effect as of June 30, 2020. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2020, the Company's disclosure controls and procedures were effective to provide reasonable assurance that material information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, and that such information is recorded, summarized and properly reported within the appropriate time period, relating to the Company and its consolidated subsidiaries, required to be included in the Exchange Act reports, including this Quarterly Report on Form 10-Q.
There have been no changes in the Company's internal controls over financial reporting that occurred during the fiscal quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchase Plan

The Company has a stock repurchase program.  The buy-back program is designed to increase shareholder value, enlarge the Company's holdings of its common stock, and add to earnings per share.  Repurchased shares may be retained in treasury, utilized for acquisitions, or reissued to employees or other purchasers, subject to the restrictions of the Company's Restated Articles of Incorporation.  Under the current authorization, the Company's Board of Directors had authorized the repurchase of a total of 5,000,000 shares of Matthews' common stock under the program, of which 638,736 shares remain available for repurchase as of June 30, 2020.

The following table shows the monthly fiscal 2020 stock repurchase activity:

Period	Total number of shares purchased	Weighted-average price paid per share	Total number of shares purchased as part of a publicly announced plan	Maximum number of shares that may yet be purchased under the plan
October 2019	9,800	$35.87	9,800	702,512
November 2019	38,425	35.02	38,425	664,087
December 2019	3,879	38.10	3,879	660,208
January 2020	750	37.04	750	659,458
February 2020	—	—	—	659,458
March 2020	20,000	23.91	20,000	639,458
April 2020	—	—	—	639,458
May 2020	486	34.02	486	638,972
June 2020	236	20.93	236	638,736
Total	73,576	$32.25	73,576

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

MATTHEWS INTERNATIONAL CORPORATION
(Registrant)

Date:	July 31, 2020	By: /s/ Joseph C. Bartolacci
Joseph C. Bartolacci, President
and Chief Executive Officer

Date:	July 31, 2020	By: /s/ Steven F. Nicola
Steven F. Nicola, Chief Financial Officer
and Secretary