Form 10-K
period 2020-09-30
MATTHEWS INTERNATIONAL CORP
filed 2020-11-20
CIK 63296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
__________________________________________________________________________________________________________________________
FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 Yes ☐                No ☒
The aggregate market value of the Class A Common Stock held by non-affiliates of the registrant, based upon the closing sale price of the Class A Common Stock on the Nasdaq Global Select Market on March 31, 2020, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $730 million.
As of October 31, 2020, shares of common stock outstanding were: Class A Common Stock 31,791,571 shares.
Documents incorporated by reference: Specified portions of the Proxy Statement for the 2021 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

PART I

CAUTIONARY STATEMENTS REGARDING FORWARD LOOKING STATEMENTS AND NON-GAAP FINANCIAL MEASURES:

Any forward-looking statements contained in this Annual Report on Form 10-K (including, but not limited to, those contained in Item 1, "Business," Item 1A, "Risk Factors" and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations") are included in this report pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements involve known and unknown risks and uncertainties that may cause the actual results of Matthews International Corporation ("Matthews" or the "Company") in future periods to be materially different from management's expectations.  Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove correct.  In addition to the risk factors previously disclosed and those discussed elsewhere in this Annual Report on Form 10-K, factors that could cause the Company's results to differ materially from the results discussed in such forward-looking statements principally include changes in domestic or international economic conditions, changes in foreign currency exchange rates, changes in the cost of materials used in the manufacture of the Company's products, changes in mortality and cremation rates, changes in product demand or pricing as a result of consolidation in the industries in which the Company operates, changes in product demand or pricing as a result of domestic or international competitive pressures, ability to achieve cost-reduction objectives, unknown risks in connection with the Company's acquisitions, cybersecurity concerns, effectiveness of the Company's internal controls, compliance with domestic and foreign laws and regulations, technological factors beyond the Company's control, impact of pandemics or similar outbreaks, such as coronavirus disease 2019 ("COVID-19") or other disruptions to our industries, customers or supply chains, and other factors described in Item 1A, "Risk Factors" in this Form 10-K.  In addition, although the Company does not have any customers that would be considered individually significant to consolidated sales, changes in the distribution of the Company's products or the potential loss of one or more of the Company's larger customers are also considered risk factors. Matthews cautions that the foregoing list of important factors is not all inclusive. Readers are also cautioned not to place undue reliance on any forward looking statements, which reflect management's analysis only as of the date of this report, even if subsequently made available by Matthews on its website or otherwise. Matthews does not undertake to update any forward looking statement, whether written or oral, that may be made from time to time by or on behalf of Matthews to reflect events or circumstances occurring after the date of this report. Matthews posts important information on its investor relations website, available at matw.com/investors. The Company's shareholders are encouraged to review the contents of such website. Notwithstanding the foregoing, the contents of such website are not incorporated into this Annual Report on Form 10-K.

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

	Years Ended September 30,
	2020	2019	2018
Sales to external customers:	(Dollar amounts in thousands)
SGK Brand Solutions	$693,093	$743,869	$805,274
Memorialization	656,035	636,892	631,392
Industrial Technologies	149,178	156,515	165,914
Consolidated Sales	$1,498,306	$1,537,276	$1,602,580

In fiscal 2020, approximately 69% of the Company's sales were made from North America, 26% were made from Europe, 3% were made from Asia, and 2% were made from other regions. For further information on segments, see Note 19, "Segment Information" in Item 8 - "Financial Statements and Supplementary Data." Products and services of the SGK Brand Solutions segment are sold throughout the world, with principal locations in North America, Europe and Asia.  Memorialization segment products are sold throughout the world, with the segment's principal operations located in North America, Europe, and Australia.  The Industrial Technologies segment sells equipment and consumables directly to industrial consumers and distributors in North America and internationally through the Company's subsidiaries in Sweden, Germany and China, and other foreign distributors.  Matthews owns a minority interest in Industrial Technologies product distributors in Asia, Australia and Europe.

SGK Brand Solutions:

The SGK Brand Solutions segment provides packaging solutions, brand experience services, and cylinder production and engineering expertise. The SGK Brand Solutions segment re-organized its operations and rebranded as a global packaging and brand experience business that simplifies marketing, amplifies brands and delivers value. Matthews has more than 100 years in the packaging business, which is comprised of a broad technical expertise relating to the creation and production of graphics, their workflows and best practices for the packaging marketing channel. This combination of knowledge, experience and skill helps the SGK Brand Solutions segment differentiate itself from competitors. The expertise in the rotary processing of banded materials has also allowed expansion into engineered purpose-built machines for new applications.

The SGK Brand Solutions segment helps companies to define, create, produce and transform their packaging and marketing supply chains and the brand assets that flow through them. By simplifying marketing, the segment helps deliver greater speed through workflow efficiency, enabling clients to get new product introductions and campaigns to market faster which can result in a competitive advantage for the brand. By amplifying brands, the segment helps brands create meaningful experiences online and offline that enable them to stand out in the marketplace which can result in a stronger connection between consumers and the brand. The SGK Brand Solutions segment also helps clients deliver improved marketing productivity and profitability through innovative technology solutions.

The packaging solutions part of its business integrates all packaging-related services from the beginning to end of the packaging development workflow process. Clients may purchase stand-alone services or a combination of services that are designed to fulfill larger, more strategic objectives. These services include design and adaptive packaging design, production art, photography, retouching, eCommerce assets, premedia, print technical services, cylinders and surfaces engineering, workflow efficiency consulting, change management and technology workflow solutions. Largely, a print media-based business, the business leverages their 100+ years of packaging expertise to create packaging assets required for the eCommerce channel.

The brand experience part of the business integrates all marketing-related services from the beginning to the end of the marketing development workflow process. Clients may purchases stand-alone services or a combination of services that are designed to fulfill larger, more strategic objectives. These services include all the services that help create brand experiences: consumer insights, brand strategy, brand identity, content marketing strategy, marketing content creation, campaign strategy and development, online and in-store retail experiences and merchandising fabrication, creative process management and technology workflow solutions. Largely, an ideation and digital media-based business, the business leverages its branding expertise to drive the creation of digital experiences that “stick” with consumers.

ITEM 1.        BUSINESS, (continued)

The SGK Brand Solutions segment’s principal clients are global, multinational and regional companies in highly-regulated industries such as food and beverage, pharmaceutical and healthcare, beauty and cosmetics, and alcohol and tobacco. The segment also serves clients in a diverse range of sectors which includes leaders in home improvement, personal care, technology and electronics, snack food and confections, telecommunications, and apparel, as well as a diverse range of shopping formats which include big-box stores, department stores, specialty stores, grocery stores, pharmacy chains, and online retailers. These large, well-known companies represent a variety of brands across the marketplace covering both national and private label brands with numerous packaging and marketing requirements.

The segment is also a leading international supplier of pre-press, rotogravure and embossing tooling, with principal clients representing brand manufacturers, printers and converters. The segment produces engineered products, which primarily represents purpose-built machines to support the automotive and energy storage industries.

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

Major raw materials for this segment’s products include photopolymers, steel, copper, film, wood, particleboard, corrugated materials, structural steel, plastic, laminates, inks and graphic art supplies. All such materials are presently available in adequate supply from various industry sources. Competition is on the basis of product quality, timeliness of delivery and price, and increasingly, the ability to provide a holistic solution for brand content beyond its use for packaging, while at the same time elevating the role of packaging in the marketing mix. The segment's ability to offer consistent service on a global basis is a key differentiator.

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

Memorialization:

The Memorialization segment manufactures and markets a full line of memorialization products used primarily in cemeteries, funeral homes and crematories. The segment's products, which are sold principally in North America, Europe and Australia, include cast bronze memorials, granite memorials, caskets, cremation and incineration equipment and other memorialization products.  The segment also manufactures and markets architectural products that are used to identify or commemorate people, places, events and accomplishments.

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

ITEM 1.        BUSINESS, (continued)

The segment is also a leading manufacturer and distributor of caskets and other funeral home products in North America. The segment produces and markets metal, wood and cremation caskets. Caskets are offered in a variety of colors, interior designs, handles and trim in order to accommodate specific religious, ethnic or other personal preferences. The segment also markets other funeral home products such as urns, jewelry, interior panels, and stationery. The segment offers individually personalized caskets through its distribution network.

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

The Memorialization segment also produces casket components. Casket components include stamped metal parts, metal locking mechanisms for gasketed metal caskets, and adjustable beds. Metal casket parts are produced by stamping cold-rolled steel, stainless steel, copper and bronze sheets into casket component parts. Locking mechanisms and adjustable beds are produced by stamping and assembling a variety of steel parts. The segment purchases from sawmills and lumber distributors various species of uncured wood, which it dries and cures. The cured wood is processed into casket components.

In addition, the segment provides product and service assortment planning, as well as merchandising and display products to funeral service businesses. The Memorialization segment also develops and sells technology solutions which help funeral homes manage their businesses and serve families through these digital platforms. Solutions are delivered as software as a service and include funeral home management systems, and web-based arrangement and presentation systems. These products assist funeral service professionals in providing information, value and satisfaction to their client families.

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

ITEM 1.        BUSINESS, (continued)

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

The Memorialization segment works to provide a total solution to customers that own and operate businesses in both the cemetery and funeral home markets. The Company's memorial and casket products serve the relatively stable casketed and in-ground burial death market, while its memorial products and cremation and incineration equipment also serve the growing cremation market.

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

Warehouse automation systems complement the tracking and distribution of a customer's products with automated order fulfillment technologies, and controls for material handling systems.  Material handling customers include some of the largest retail, eCommerce, and automated assembly companies in the United States.  The Company also engineers innovative, custom solutions to address specific customer requirements in a variety of industries, including oil field services and security scanning.

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

HUMAN CAPITAL RESOURCES:

At October 31, 2020, the Company and its majority-owned subsidiaries employed approximately 11,000 people globally. The Company's diverse team of talented employees possess a vast array of skills including creative design, photography, engineering, manufacturing, research and development, plant operations, production, logistics and administrative support, such as information technology, human resources and finance. Certain of the Company's employees have highly specialized skills and subject-matter expertise in their respective fields, which helps enable the Company to deliver industry leading products and services to its customers throughout the world.

The Company attracts and maintains talent by offering market rate competitive salaries for the locations in which it operates, and by engaging employees with rewarding opportunities to contribute to the success of the Company. The Company is committed to supporting and developing its employees through global learning and development programs. These programs are designed to build and strengthen employees’ skills, including leadership and professional competencies. Leadership development programs include intensive learning programs for emerging leaders, as well as mid-level and senior leaders. The Company also strategically partners with educational institutions and nonprofit organizations to help provide current and future workers with the knowledge and skills they need to succeed. Such efforts also include routine and consistent compliance training, covering a wide-range of relevant subjects. The Company has consistently re-invested in necessary resources to effectively staff and efficiently support its three business segments.

Employee health and safety in the workplace is one of the Company’s core values. Safety efforts are led by the Global Health and Safety team and supported by individuals at the local site level. Hazards in the workplace are timely identified and management actively tracks incidents so remedial actions may be implemented to improve workplace safety. In response to the COVID-19 pandemic, the Company has taken actions aligned with the World Health Organization and the Centers for Disease Control and Prevention to protect its workforce so they can more safely and effectively perform their work. In so doing, the Company has prioritized the initiation of comprehensive health and safety protocols, further ensuring strict adherence to responsive measures for mitigating the spread of COVID-19.

ITEM 1.        BUSINESS, (continued)

The Company is committed to efforts to increase diversity and foster an inclusive work environment that supports the Company’s large global workforce. The Company has taken actions to enhance diversity, including the formation of a Diversity and Inclusion (“D&I”) council, comprised of a diverse group of talented individuals across the Company’s various businesses and geographic locations. The D&I council is responsible for helping to shape the Company’s D&I objectives, prioritize the Company’s actions and programs in this important area, and support the Company’s efforts in building a more inclusive workplace. The efforts of the D&I council are further guided by the Company’s Executive leadership team.

BACKLOG:

Because the nature of the Company's SGK Brand Solutions, Memorialization and Industrial Technologies businesses are primarily custom products made to order and services with short lead times, backlogs are not generally material except for purpose built machinery projects in the SGK Brand Solutions segment, mausoleums and cremation and incineration equipment in the Memorialization segment and industrial automation and order fulfillment systems in the Industrial Technologies segment.  Backlogs vary in a range of approximately six to twelve months of sales for purpose built machinery projects and mausoleums. Cremation and incineration equipment sales backlogs vary in a range of ten to twelve months of sales.  Backlogs for Industrial Technologies segment sales generally vary in a range of up to four weeks for standard products and twenty-four weeks for custom systems.  The Company's current backlog is expected to be substantially filled in fiscal 2021, absent any disruptions related to COVID-19.

REGULATORY MATTERS:

The Company’s operations are subject to various federal, state and local laws and regulations requiring strict compliance, including, but not limited to, the protection of the environment. The Company has established numerous internal compliance programs to further ensure lawful satisfaction of the applicable regulations. In addition, the Company is party to specific environmental matters which include obligations to investigate and mitigate the effects on the environment of certain materials at operating and non-operating sites. The Company is currently performing environmental assessments and remediation at certain sites, as applicable.

AVAILABLE INFORMATION:

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

Company-Specific Risk Factors:

Foreign Operations.  The Company conducts business in more than 25 countries around the world, and in fiscal 2020 approximately 33% of the Company's sales to external customers were to customers outside the United States. In addition, the Company's manufacturing operations, suppliers and employees are located in many places around the world.  As such, the Company's future success depends in part on its ability to grow sales in non-U.S. markets. Sales and operations outside of the United States are subject to certain inherent risks, including fluctuations in the value of the U.S. dollar relative to foreign currencies, global economic uncertainties, tariffs, quotas, taxes and other market barriers, political and economic instability, restrictions on the export or import of technology, potentially limited intellectual property protection, difficulties in staffing and managing international operations, potentially adverse tax consequences, and required compliance with non-U.S. laws and regulations.

ITEM 1A.    RISK FACTORS, (continued)
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

Changes in Product Demand or Pricing. The Company's businesses have and will continue to operate in competitive markets. Changes in product demand or pricing are affected by domestic and foreign competition and an increase in consolidated purchasing by large customers operating in both domestic and global markets. The Memorialization businesses generally operate in markets with ample supply capacity and demand which is correlated to death rates.  The SGK Brand Solutions businesses serve global customers that are requiring their suppliers to be global in scope and price-competitive.  Additionally, in recent years the Company has witnessed an increase in products manufactured offshore, primarily in China, and imported into the Company's U.S. markets.  It is expected that these trends will continue and may affect the Company's future results of operations.

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

Pandemics or similar outbreaks may cause unfavorable economic or market conditions which could impact demand patterns and/or disrupt global supply chains and production operations. Collectively, these outcomes could materially and adversely affect the Company’s business, results of operations and financial condition. Pandemics or similar outbreaks, such as COVID-19, could adversely affect the economies of developed and emerging markets, potentially resulting in an economic downturn that could affect customers’ demand for the Company’s products and services, as well as the Company's ability to access capital at acceptable interest rates. The spread of pandemics or similar outbreaks may also disrupt the Company’s manufacturing and production operations, as well as its distribution systems, which include import and export for delivery of the Company’s products to its customers. These factors could materially and adversely affect the Company’s business, financial condition and results of operations.

ITEM 1A.    RISK FACTORS, (continued)
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

Changes in Laws and Regulations Governing Data Privacy and Data Protection.  The Company is subject to many data privacy, data protection, and data breach notification laws, including the European Union General Data Protection Regulation (the “GDPR”), which became effective in May of 2018, and the California Consumer Privacy Act (the "CCPA"), which became effective in January 2020.  The GDPR and the CCPA contain numerous requirements, including more robust obligations and increased documentation requirements for data protection compliance programs by companies. Complying with the GDPR and the CCPA may cause the Company to incur substantial operational costs or require the Company to change its business practices.   The Company’s measures to assess the requirements of, and to comply with, the GDPR and the CCPA, as

ITEM 1A.    RISK FACTORS, (continued)
well as new and existing data-related laws and regulations of other jurisdictions, could be challenged, including by authorities that regulate data-related compliance.  The Company’s ongoing compliance measures could result in the incurrence of significant expense in facilitating and responding to regulatory investigations, and if the measures initiated by the Company are deemed to be inadequate, the Company could be subject to enforcement actions that may require operational changes, fines, penalties or damages, which could have an adverse impact on the Company’s business or results of operations.

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

General Risk Factors:

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

Uncertainty about current global economic conditions poses a risk, as consumers and businesses may continue to postpone or cancel spending.  Other factors that could influence customer spending include energy costs, conditions in the credit markets, consumer confidence, global pandemics, and other factors affecting consumer spending behavior.  These and other economic factors could have an effect on demand for the Company's products and services and negatively impact the Company's financial condition and results of operations.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2.  PROPERTIES.

The Company's facilities provide adequate space for meeting its near-term production requirements. Significant principal properties of the Company and its majority-owned subsidiaries as of October 31, 2020 were as follows (properties, which are unencumbered, are owned by the Company except as noted):

Location	Description of Property

SGK Brand Solutions:
Chennai, India	Operating facility	(1)
Cleckheaton, England	Operating facility	(1)
Dachnow, Poland	Manufacturing	(1)
East Butler, PA	Manufacturing	(1)
Goslar, Germany	Manufacturing	(1)
Grenzach-Wyhlen, Germany	Manufacturing
Izmir, Turkey	Manufacturing
Manchester, England	Manufacturing	(1)
Minneapolis, MN	Operating facility
Mississauga, Canada	Operating facility	(1)
Mönchengladbach, Germany	Manufacturing	(1)
Novgorod, Russia	Manufacturing
Penang, Malaysia	Operating facility
Vreden, Germany	Manufacturing and Operating facilities
Memorialization:
Pittsburgh, PA	Manufacturing / Division Offices
Apopka, FL	Manufacturing / Division Offices
Aurora, IN	Manufacturing
Colorno, Italy	Manufacturing	(1)
Dallas, TX	Distribution Hub	(1)
Dandenong, Australia	Manufacturing	(1)
Elberton, GA	Manufacturing
Fontana, CA	Distribution Hub	(1)
Harrisburg, PA	Distribution Hub	(1)
Hyde, England	Manufacturing	(1)
Indianapolis, IN	Distribution Hub	(1)
Monterrey, Mexico	Manufacturing	(1)
Richmond, IN	Manufacturing
Searcy, AR	Manufacturing
Stone Mountain, GA	Distribution Hub	(1)
Whittier, CA	Manufacturing	(1)
York, PA	Manufacturing
Industrial Technologies:
Pittsburgh, PA	Manufacturing / Division Offices
Cincinnati, OH	Manufacturing / Distribution
Gothenburg, Sweden	Manufacturing / Distribution	(1)
Lima, Costa Rica	Manufacturing	(1)
Pewaukee, WI	Manufacturing	(1)
Wilsonville, OR	Manufacturing
Corporate and Administrative Offices:
Pittsburgh, PA	General Offices
Des Plaines, IL	General Offices
(1)These properties are leased by the Company under operating lease arrangements.

ITEM 3.  LEGAL PROCEEDINGS.

Matthews is subject to various legal proceedings and claims arising in the ordinary course of business.  Management does not expect that the results of any of these legal proceedings will have a material adverse effect on Matthews' financial condition, results of operations or cash flows.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

OFFICERS AND EXECUTIVE MANAGEMENT OF THE REGISTRANT

The following information is furnished with respect to officers and executive management as of October 31, 2020:

Name	Age	Positions with Registrant
Joseph C. Bartolacci	60	President and Chief Executive Officer
Gregory S. Babe	63	Chief Technology Officer
Davor Brkovich	52	Head of IT and Chief Information Officer
Marcy L. Campbell	57	Senior Vice President, Human Resources
Brian J. Dunn	63	Executive Vice President, Strategy and Corporate Development
Steven D. Gackenbach	57	Group President, Memorialization
Gary R. Kohl	57	President, SGK Brand Solutions
Robert M. Marsh	52	Vice President and Treasurer
Steven F. Nicola	60	Chief Financial Officer and Secretary
Brian D. Walters	51	Senior Vice President and General Counsel

Joseph C. Bartolacci was appointed President and Chief Executive Officer effective October 2006.

Gregory S. Babe was appointed Chief Technology Officer effective November 2015. Prior thereto, he had been interim Executive Vice President, Global Information Technology and Integration since November 2014 when he joined the Company.

Davor Brkovich was appointed Head of IT and Chief Information Officer effective November 2019. Prior thereto, he had been interim Head of IT and Chief Information Officer since February 2019 and prior thereto he served as Director, Global IT Infrastructure since January 2017, when he joined the Company. Prior to joining the Company, he served as the Head of IT Operations at the Kraft Heinz Company since August 2015.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information:

The authorized common stock of the Company consists of 70,000,000 shares of Class A Common Stock, $1.00 par value.  At September 30, 2020, 31,831,571 shares were outstanding.  The Company's Class A Common Stock is traded on the Nasdaq Global Select Market under the symbol "MATW".

The Company has a stock repurchase program.  The buy-back program is designed to increase shareholder value, enlarge the Company's holdings of its common stock, and add to earnings per share.  Repurchased shares may be retained in treasury, utilized for acquisitions, or reissued to employees or other purchasers, subject to the restrictions set forth in the Company's Restated Articles of Incorporation. Under the current authorization, the Company's Board of Directors has authorized the repurchase of a total of 5,000,000 shares of Matthews' common stock under the program, of which 538,736 shares remain available for repurchase as of September 30, 2020. All purchases of the Company's common stock during fiscal 2020 were part of this repurchase program.

The following table shows the monthly fiscal 2020 stock repurchase activity:

Period	Total number of shares purchased	Weighted-average price paid per share	Total number of shares purchased as part of a publicly announced plan	Maximum number of shares that may yet be purchased under the plan
October 2019	9,800	$35.87	9,800	702,512
November 2019	38,425	35.02	38,425	664,087
December 2019	3,879	38.10	3,879	660,208
January 2020	750	37.04	750	659,458
February 2020	—	—	—	659,458
March 2020	20,000	23.91	20,000	639,458
April 2020	—	—	—	639,458
May 2020	486	34.02	486	638,972
June 2020	236	20.93	236	638,736
July 2020	45,000	18.80	45,000	593,736
August 2020	—	—	—	593,736
September 2020	55,000	22.00	55,000	538,736
Total	173,576	$25.51	173,576

Holders:

Based on records available to the Company, the number of record holders of the Company's common stock was 551 at October 31, 2020.

Securities Authorized for Issuance Under Equity Compensation Plans:

See Equity Compensation Plans in Item 12 "Security Ownership of Certain Beneficial Owners and Management."

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS, (continued)

PERFORMANCE GRAPH

COMPARISON OF FIVE-YEAR CUMULATIVE RETURN *
AMONG MATTHEWS INTERNATIONAL CORPORATION,
S&P 500 INDEX, RUSSELL 2000 VALUE INDEX, S&P MIDCAP 400 INDEX AND S&P SMALLCAP 600 INDEX

This graph compares the return on Matthews’ Common Stock with that of the Standard & Poor’s 500 Index, Russell 2000 Value Index, S&P MidCap 400 Index and S&P SmallCap 600 Index for the period from October 1, 2015 through September 30, 2020. The graph assumes that on October 1, 2015, $100 was invested in each of the Company’s Common Stock, Standard & Poor’s 500 Index, Russell 2000 Value Index, S&P MidCap 400 Index and S&P SmallCap 600 Index. The graph measures total stockholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are invested in like securities.

The Russell 2000 Value Index replaces the S&P MidCap 400 Index and S&P SmallCap 600 Index, which were used as the industry market index in the Company’s 2019 Annual Report on Form 10-K. The Company believes that the Russell 2000 Value Index, which measures the performance of those Russell 2000 companies with lower price-to-book ratios and lower forecasted growth values, is a more appropriate industry market index because, among other reasons, it better reflects the price volatility that a share of Matthews International Corporation Common Stock experiences.

The following graph compares the total return on the Company’s Common Stock with that of the Standard & Poor’s 500 Index, the newly selected Russell 2000 Value Index, and each of the S&P MidCap 400 Index and S&P SmallCap 600 Index used in Matthews’ 2019 Annual Report on Form 10-K. The results are not necessarily indicative of future performance.

$300
$250
$200
$150
$100
$50
Index Value
2015
2016
2017
2018
2019
2020
Fiscal Year Ended September 30
Matthews
S&P 500
S&P MidCap 400
S&P SmallCap 600
Russell 2000 Value

*  Total return assumes dividend reinvestment

ITEM 6.  SELECTED FINANCIAL DATA.

	Years Ended September 30,
	2020(1)	2019(2)	2018(3)	2017(4)	2016(5)
	(Amounts in thousands, except per share data) (Unaudited)
Net sales	$1,498,306	$1,537,276	$1,602,580	$1,515,608	$1,480,464

Operating (loss) profit	(64,193)	10,303	138,557	121,376	127,228

Interest expense	34,885	40,962	37,427	26,371	24,344

Net (loss) income attributable to Matthews shareholders	$(87,155)	$(37,988)	$107,371	$74,368	$66,749

(Loss) earnings per common share:
Basic	$(2.79)	$(1.21)	$3.39	$2.31	$2.04
Diluted	(2.79)	(1.21)	3.37	2.28	2.03

Weighted-average common shares outstanding:
Basic	31,190	31,416	31,674	32,240	32,642
Diluted	31,190	31,416	31,861	32,570	32,904

Cash dividends per share	$0.84	$0.80	$0.76	$0.68	$0.60

Total assets (6)	$2,072,633	$2,190,603	$2,357,744	$2,244,649	$2,091,041
Long-term debt, non-current (6)	807,710	898,194	929,342	881,602	844,807
(1)Fiscal 2020 included net pre-tax charges of $139,092, primarily related to a goodwill write-down, a legal matter reserve, non-recurring / incremental coronavirus disease 2019 ("COVID-19") costs, a gain on sale of ownership interests in a subsidiary, acquisition-related costs, and strategic cost-reduction initiatives. Charges of $138,556 and $536 impacted operating profit and other deductions, respectively.
(2)Fiscal 2019 included net pre-tax charges of $114,768, primarily related to a goodwill write-down, losses from cost-method investments, losses on divestitures, acquisition-related costs, strategic cost-reduction initiatives, and net gains from the sale of buildings and vacant properties. Charges of $111,069 and $3,699 impacted operating profit and other deductions, respectively.
(3)Fiscal 2018 included net pre-tax charges of $27,115 and income of $3,771, which impacted operating profit and other deductions, respectively. These pre-tax charges primarily consisted of acquisition-related costs, and strategic cost-reduction initiatives. The pre-tax income primarily consisted of gains recognized on the disposition of certain cost-method investments.
(4)Fiscal 2017 included net pre-tax charges of $38,458 and income of $10,483, which impacted operating profit and other deductions, respectively. These pre-tax charges primarily consisted of acquisition-related costs, and strategic cost-reduction initiatives. The pre-tax income primarily consisted of loss recoveries, net of related costs, related to the previously disclosed theft of funds by a former employee.
(5)Fiscal 2016 included net pre-tax charges of $36,057 and income of $78, which impacted operating profit and other deductions, respectively. These amounts primarily consisted of acquisition-related costs and strategic cost-reduction initiatives.
(6) Reporting periods prior to fiscal year 2020 were not revised to reflect the adoption of Accounting Standards Update ("ASU") No. 2016-02, "Leases (Topic 842)". Prior periods continue to be presented in accordance with previous lease accounting guidance under GAAP.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the consolidated financial statements of Matthews and related notes thereto.  In addition, see "Cautionary Statement Regarding Forward-Looking Information" included in Part I of this Annual Report on Form 10-K.

RESULTS OF OPERATIONS:

The Company manages its businesses under three segments: SGK Brand Solutions, Memorialization and Industrial Technologies. The SGK Brand Solutions segment consists of brand management, pre-media services, printing plates and cylinders, engineered products, imaging services, digital asset management, merchandising display systems, and marketing and design services primarily for the consumer goods and retail industries. The Memorialization segment consists primarily of bronze and granite memorials and other memorialization products, caskets and cremation and incineration equipment primarily for the cemetery and funeral home industries. The Industrial Technologies segment includes marking and coding equipment and consumables, industrial automation products and order fulfillment systems for identifying, tracking, picking and conveying consumer and industrial products.

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

	Years Ended September 30,
	2020	2019	2018
	(Dollar amounts in thousands)
Sales to external customers:
SGK Brand Solutions	$693,093	$743,869	$805,274
Memorialization	656,035	636,892	631,392
Industrial Technologies	149,178	156,515	165,914
Consolidated Sales	$1,498,306	$1,537,276	$1,602,580

Adjusted EBITDA:
SGK Brand Solutions	$90,644	$119,493	$150,233
Memorialization	146,285	134,286	145,487
Industrial Technologies	22,753	24,082	25,864
Corporate and Non-Operating	(56,602)	(56,989)	(66,470)
Total Adjusted EBITDA(1)	$203,080	$220,872	$255,114
(1) Total Adjusted EBITDA is a non-GAAP financial measure. See the "Non-GAAP Financial Measures" section below.

Comparison of Fiscal 2020 and Fiscal 2019:

Sales for the year ended September 30, 2020 were $1.50 billion, compared to $1.54 billion for the year ended September 30, 2019, representing a decrease of $39.0 million.  The decrease in fiscal 2020 sales reflected lower sales in the SGK Brand Solutions and Industrial Technologies segments, partially offset by increased sales in the Memorialization segment. Changes in foreign currency rates were estimated to have an unfavorable impact of $6.9 million on fiscal 2020 consolidated sales compared to a year ago. Fiscal 2020 sales were unfavorably impacted by the global outbreak of COVID-19, which has caused some commercial impact and business disruptions in certain of the Company's segments and geographic locations. While substantially all of the Company's operations have remained open during the COVID-19 pandemic, management expects COVID-19 to continue to impact its sales and results of operations in the short-term until the pandemic subsides (see "Forward Looking Information" below).

In the SGK Brand Solutions segment, sales for fiscal 2020 were $693.1 million, compared to $743.9 million in fiscal 2019.  The decrease primarily resulted from lower brand sales in the U.S. and the U.K., sales declines in the private label brand market, and lower sales of cylinders and surfaces products in Europe. These decreases were partially offset by increased revenues from purpose-built machinery projects and higher sales in the Asia-Pacific region. Changes in foreign currency exchange rates had an unfavorable impact of $5.9 million on the segment's sales compared to the prior year. Memorialization segment sales for fiscal 2020 were $656.0 million, compared to $636.9 million for fiscal 2019.  The increase in sales primarily resulted from increased unit sales of caskets due to COVID-19, improved price realization on caskets and cemetery memorial products, and higher sales of cremation and incineration equipment. These increases were partially offset by lower unit sales of cemetery memorial products, which were impacted by COVID-19 related stay-at-home orders that limited families' access with cemeteries to arrange for their memorials. Changes in foreign currency exchange rates had an unfavorable impact of $615,000 on the segment's sales compared to the prior year. Industrial Technologies segment sales for fiscal 2020 were $149.2 million, compared to $156.5 million for fiscal 2019.  The decrease primarily reflected lower sales of warehouse automation systems. Orders for warehouse automation solutions remained strong, but access to job sites to complete these projects has been restricted due to COVID-19. Changes in foreign currency exchange rates had an unfavorable impact of $356,000 on the segment's sales compared to the prior year.

Gross profit for the year ended September 30, 2020 was $497.8 million, compared to $542.5 million for fiscal 2019.  Consolidated gross profit as a percent of sales was 33.2% and 35.3% in fiscal 2020 and fiscal 2019, respectively. The decrease in gross profit primarily reflected lower sales, unfavorable changes in product mix, ongoing price competition in the brand market, and unfavorable changes in margins for cylinders, surfaces and engineered products. These declines were partially offset by the realization of productivity improvements and cost-reduction initiatives. Gross profit also included acquisition integration costs and other charges primarily in connection with cost-reduction initiatives totaling $12.4 million and $2.4 million in fiscal 2020 and 2019, respectively.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS, (continued)

Selling and administrative expenses for the year ended September 30, 2020 were $400.0 million, compared to $408.8 million for fiscal 2019.  Consolidated selling and administrative expenses as a percent of sales were 26.7% for fiscal 2020, compared to 26.6% in fiscal 2019.  The decrease in selling and administrative expenses reflected the impact of lower sales in fiscal 2020, reduced travel and entertainment ("T&E") costs resulting from the COVID-19 pandemic, and benefits from ongoing cost-reduction initiatives, partially offset by increased performance-based compensation compared to fiscal 2019. Fiscal 2020 selling and administrative expenses included a $10.6 million charge for a legal matter involving a letter of credit for a customer in Saudi Arabia (see "Liquidity and Capital Resources" below). Fiscal 2019 selling and administrative expenses included $7.3 million of net gains from the sale of buildings and vacant properties. Selling and administrative expenses included an $11.2 million gain and $6.5 million of losses recognized on the sales of ownership interests in Memorialization businesses completed in fiscal 2020 and 2019, respectively. Selling and administrative expenses also included acquisition integration and related systems-integration costs, and other charges primarily in connection with cost-reduction initiatives totaling $31.5 million in fiscal 2020, compared to $30.5 million in fiscal 2019. Intangible amortization for the year ended September 30, 2020 was $71.5 million, compared to $45.8 million for fiscal 2019. The increase in intangible amortization primarily reflected $24.4 million of incremental amortization resulting from the fiscal 2019 reduction in useful lives for certain trade names that are being discontinued. The Company recorded goodwill write-downs within the SGK Brand Solutions segment totaling $90.4 million and $77.6 million for the years ended September 30, 2020 and 2019, respectively. Refer to Note 21, "Goodwill and Other Intangible Assets" in Item 8 - "Financial Statements and Supplementary Data" for further details.

Adjusted EBITDA for fiscal 2020 was $203.1 million, compared to $220.9 million for fiscal 2019. Adjusted EBITDA for the SGK Brand Solutions segment for fiscal 2020 was $90.6 million, compared to $119.5 million for fiscal 2019.  The decrease in segment adjusted EBITDA primarily reflected the impact of lower sales, unfavorable changes in product mix, ongoing price competition, a decline in margins for cylinders, surfaces and engineered products, and increased performance-based compensation compared to fiscal 2019. Changes in foreign currency exchange rates had an unfavorable impact of $1.8 million on the segment's adjusted EBITDA compared to the prior year. These decreases in segment adjusted EBITDA were partially offset by benefits from cost-reduction initiatives, and reduced T&E costs resulting from COVID-19. Memorialization segment adjusted EBITDA for fiscal 2020 was $146.3 million, compared to $134.3 million for fiscal 2019.  The increase in segment adjusted EBITDA primarily reflected the impact of higher sales, benefits from productivity initiatives and lower T&E costs, partially offset by increased performance-based compensation compared to fiscal 2019. Adjusted EBITDA for the Industrial Technologies segment for fiscal 2020 was $22.8 million, compared to $24.1 million in fiscal 2019. Industrial Technologies segment adjusted EBITDA primarily reflected the impact of lower sales, partially offset by benefits from cost-reduction initiatives and reduced T&E costs.

Investment income for the fiscal year ended September 30, 2020 was $2.0 million, compared to $1.5 million for the year ended September 30, 2019.  The increase primarily reflected higher rates of return on investments (primarily marketable securities) held in trust for certain of the Company's benefit plans.  Interest expense for fiscal 2020 was $34.9 million, compared to $41.0 million in fiscal 2019.  The decrease in interest expense reflected lower average interest rates and a decrease in average borrowing levels in the current fiscal year. Other income (deductions), net for the year ended September 30, 2020 represented a decrease in pre-tax income of $9.2 million, compared to a decrease in pre-tax income of $8.9 million in fiscal 2019. Other income (deductions), net includes banking-related fees and the impact of currency gains and losses on certain intercompany debt and foreign denominated cash balances. Other income (deductions), net also includes the non-service components of pension and postretirement expense, which totaled $7.8 million and $3.8 million in fiscal years 2020 and 2019, respectively. Fiscal 2019 other income (deductions), net also included a $3.7 million loss from the write-down of a cost-method investment and related assets.

The Company's consolidated income taxes for the year ended September 30, 2020 were a benefit of $18.7 million, compared to an expense of $806,000 for fiscal 2019. The difference between the Company's consolidated income taxes for fiscal 2020 versus fiscal 2019 primarily resulted from the fiscal 2020 consolidated loss before income taxes, which reflected the goodwill write-down recorded in the second quarter of fiscal 2020, which was partially non-deductible, as well as a benefit for an expected net operating loss (“NOL”) carryback. The NOL will be carried back five years allowing it to offset income that was previously taxed at a federal statutory tax rate of 35%. The Company’s fiscal 2020 effective tax rate was negatively affected by the non-deductible portion of the goodwill write-down along with certain other non-deductible expenses. The fiscal 2020 effective tax rate benefited from research and development and foreign tax credits, the reduction of uncertain tax positions due to the completion of a foreign tax audit, and the tax benefit of the NOL carryback. Refer to Note 16, “Income Taxes” in Item 8 - “Financial Statements and Supplementary Data” for further details regarding income taxes.

Net losses attributable to noncontrolling interests were $497,000 in fiscal 2020, compared to $901,000 in fiscal 2019.  The net losses attributable to noncontrolling interests primarily reflected losses in less than wholly-owned businesses.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS, (continued)

Comparison of Fiscal 2019 and Fiscal 2018:

For a comparison of the Company's results of operations for the fiscal years ended September 30, 2019 and September 30, 2018, see "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation" of the Company's annual report on Form 10-K for the fiscal year ended September 30, 2019 filed with the SEC on November 22, 2019.

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

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS, (continued)

The reconciliation of net income to adjusted EBITDA is as follows:

	Years Ended September 30,
	2020	2019	2018
	(Dollar amounts in thousands)
Net (loss) income	$(87,652)	$(38,889)	$107,111
Income tax (benefit) provision	(18,685)	806	(9,118)
(Loss) income before income taxes	(106,337)	(38,083)	97,993
Net loss attributable to noncontrolling interests	497	901	260
Interest expense	34,885	40,962	37,427
Depreciation and amortization *	119,058	90,793	76,974
Acquisition costs (1)**	3,844	10,872	10,918
ERP integration costs (2)**	2,296	7,508	10,864
Strategic initiatives and other charges (3)**	33,799	13,449	5,266
Legal matter reserve (4)	10,566	—	—
Non-recurring / incremental COVID-19 costs (5)	4,655	—	—
Goodwill write-downs (6)	90,408	77,572	—
Net realized (gains) losses on divestitures and asset dispositions:
(Gain) loss on sale of ownership interests in subsidiaries (7)	(11,208)	6,469	—
Realized loss (gain) on cost-method investments (8)	—	4,731	(3,771)
Net gains from the sale of buildings and vacant properties (9)	—	(7,347)	—
Joint Venture depreciation, amortization, interest expense and other charges (10)	4,732	1,514	—
Stock-based compensation	8,096	7,729	13,460
Non-service pension and postretirement expense (11)	7,789	3,802	5,723
Total Adjusted EBITDA	$203,080	$220,872	$255,114

(1) Includes certain non-recurring costs associated with recent acquisition activities.
(2) Represents costs associated with global ERP system integration efforts.
(3) Includes certain non-recurring costs primarily associated with productivity and cost-reduction initiatives intended to result in improved operating performance, profitability and working capital levels.

(4) Represents a reserve established for a legal matter involving a letter of credit for a customer in Saudi Arabia within the Memorialization segment (see Note 9, "Long Term Debt" in Item 8 - “Financial Statements and Supplementary Data”).

(5) Includes certain non-recurring direct incremental costs (such as costs for purchases of computer peripherals and devices to facilitate working-from-home, additional personal protective equipment and cleaning supplies and services, etc.) incurred in response to COVID-19. This amount does not include the impact of any lost sales or underutilization due to COVID-19.

(6) Represents goodwill write-downs within the SGK Brand Solutions segment (see Note 21, "Goodwill and Other Intangible Assets" in Item 8 - “Financial Statements and Supplementary Data”).
(7) Represents the (gain) loss on the sale of ownership interests in subsidiaries within the Memorialization segment.
(8) Includes gains/losses related to cost-method investments, and related assets, within the SGK Brand Solutions and Memorialization segments.
(9) Includes significant building and vacant property transactions resulting in a gain of $8.7 million within the Industrial Technologies segment and losses of $0.9 million and $0.4 million within the SGK Brand Solutions and Memorialization segments, respectively.

(10) Represents the Company's portion of depreciation, intangible amortization, interest expense, and other non-recurring charges incurred by non-consolidated subsidiaries accounted for as equity-method investments within the Memorialization segment.

(11) Non-service pension and postretirement expense includes interest cost, expected return on plan assets and amortization of actuarial gains and losses. These benefit cost components are excluded from adjusted EBITDA since they are primarily influenced by external market conditions that impact investment returns and interest (discount) rates. The service cost and prior service cost components of pension and postretirement expense are included in the calculation of adjusted EBITDA, since they are considered to be a better reflection of the ongoing service-related costs of providing these benefits. Please note that GAAP pension and postretirement expense or the adjustment above are not necessarily indicative of the current or future cash flow requirements related to these employee benefit plans.

* Depreciation and amortization was $87.6 million, $59.7 million, and $46.3 million for the SGK Brand Solutions segment, $20.5 million, $19.7 million, and $20.0 million for the Memorialization segment, $5.8 million, $6.2 million, and $5.8 million for the Industrial Technologies segment, and $5.2 million, $5.2 million, and $4.9 million for Corporate and Non-Operating, for the fiscal years ended September 30, 2020, 2019, and 2018, respectively.
** Acquisition costs, ERP integration costs, and strategic initiatives and other charges were $14.0 million, $8.9 million, and $11.0 million for the SGK Brand Solutions segment, $0.3 million, $3.1 million, and $0.6 million for the Industrial Technologies segment, and $23.0 million, $19.9 million, and $14.0 million for Corporate and Non-Operating, for the fiscal years ended September 30, 2020, 2019, and 2018, respectively. Acquisition costs, ERP integration costs, and strategic initiatives and other charges were $2.7 million, and $1.4 million for the Memorialization segment for the fiscal years ended September 30, 2020 and 2018, respectively.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS, (continued)

LIQUIDITY AND CAPITAL RESOURCES:

Net cash provided by operating activities was $180.4 million for the year ended September 30, 2020, compared to $131.1 million and $147.6 million for fiscal years 2019 and 2018, respectively.  Operating cash flow for fiscal 2020 principally included net (loss) income adjusted for deferred taxes, depreciation and amortization, stock-based compensation expense, net losses related to goodwill and investments, and non-cash pension expense, and changes in working capital items. The favorable movements in working capital in fiscal 2020 primarily reflected enhanced accounts receivable collection efforts and effective management of trade accounts payable, as the Company has been focusing its efforts on cash management. The fiscal 2020 decrease in other assets reflects changes in operating leases assets. Operating cash flow for fiscal 2019 principally included net (loss) income adjusted for deferred taxes, depreciation and amortization, stock-based compensation expense, net losses related to goodwill and investments, net gains from the sale of buildings and other property, and non-cash pension expense, and changes in working capital items. Operating cash flow for fiscal 2018 principally included net income adjusted for deferred taxes, depreciation and amortization, stock-based compensation expense, net gains related to investments, and non-cash pension expense, and changes in working capital items. Fiscal 2018 operating cash flow also included cash contributions of $12.7 million to the Company's pension and other postretirement plans.

Cash used in investing activities was $2.7 million for the year ended September 30, 2020, compared to $60.8 million and $162.3 million for fiscal years 2019 and 2018, respectively.  Investing activities for fiscal 2020 primarily reflected capital expenditures of $34.8 million, acquisition payments (net of cash acquired or received from sellers) of $1.0 million, proceeds of $42.2 million from the sale of an ownership interest in a pet cremation business, and investments and advances of $9.7 million. Investing activities for fiscal 2019 primarily reflected capital expenditures of $37.7 million, acquisition payments (net of cash acquired or received from sellers) of $11.5 million, proceeds of $13.3 million from the sale of assets, proceeds of $8.3 million from the sale of a controlling interest in a Memorialization business, and additional investments made in non-consolidated subsidiaries of $33.1 million.  Investing activities for fiscal 2018 primarily reflected capital expenditures of $43.2 million, acquisition payments (net of cash acquired or received from sellers) of $121.1 million, proceeds of $9.2 million from the sale of certain cost-method investments, and cash payments of $11.9 million for purchases of investments.

Capital expenditures were $34.8 million for the year ended September 30, 2020, compared to $37.7 million and $43.2 million for fiscal years 2019 and 2018, respectively.  Capital expenditures in each of the last three fiscal years reflected reinvestments in the Company's business segments and were made primarily for the purchase of new production machinery, equipment, software and systems, and facilities designed to improve product quality, increase manufacturing efficiency, lower production costs and meet regulatory requirements.  Capital spending for property, plant and equipment has averaged $38.6 million for the last three fiscal years. Capital expenditures for the last three fiscal years were primarily financed through operating cash. Capital spending for fiscal 2021 is currently estimated to be approximately $40 million.  The Company expects to generate sufficient cash from operations to fund all anticipated capital spending projects.

Cash used in financing activities for the year ended September 30, 2020 was $172.3 million, and principally reflected repayments, net of proceeds, on long-term debt of $126.3 million, purchases of treasury stock of $4.4 million, payment of dividends to the Company's shareholders of $26.4 million ($0.84 per share), $10.2 million of holdback and contingent consideration payments related to acquisitions from prior years, and payment of deferred financing fees of $2.0 million (see below).  Cash used in financing activities for the year ended September 30, 2019 was $75.0 million, and principally reflected repayments, net of proceeds, on long-term debt of $16.0 million, purchases of treasury stock of $26.1 million, payment of dividends to the Company's shareholders of $25.6 million ($0.80 per share), and $4.4 million of holdback and contingent consideration payments related to a fiscal 2018 acquisition. Cash provided by financing activities for the year ended September 30, 2018 was $0.9 million, and primarily reflected proceeds, net of repayments on long-term debt of $53.0 million, purchases of treasury stock of $21.2 million, payment of dividends to the Company's shareholders of $24.6 million ($0.76 per share), and payment of deferred financing fees of $4.1 million.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS, (continued)

The Company has a domestic credit facility with a syndicate of financial institutions that was amended and restated in March 2020. The amended and restated loan agreement includes a $750.0 million senior secured revolving credit facility, which matures in March 2025, and a $35.0 million senior secured amortizing term loan, which matures in July 2021. A portion of the revolving credit facility (not to exceed $350.0 million ) can be drawn in foreign currencies. The term loan requires scheduled quarterly principal payments through its maturity date. Borrowings under both the revolving credit facility and the term loan bear interest at LIBOR (Euro LIBOR for balances drawn in Euros) plus a factor ranging from 0.75% to 2.00% (1.50% at September 30, 2020) based on the Company's secured leverage ratio.  The secured leverage ratio is defined as net secured indebtedness divided by EBITDA (earnings before interest, income taxes, depreciation and amortization) as defined within the domestic credit facility agreement.  The Company is required to pay an annual commitment fee ranging from 0.15% to 0.30% (based on the Company's leverage ratio) of the unused portion of the revolving credit facility. The Company incurred debt issuance costs of approximately $2.0 million in connection with the amended and restated agreement, which was deferred and is being amortized over the term of the facility.

The domestic credit facility requires the Company to maintain certain leverage and interest coverage ratios. A portion of the facility (not to exceed $35.0 million) is available for the issuance of trade and standby letters of credit. Outstanding U.S. dollar denominated borrowings on the revolving credit facility at September 30, 2020 and 2019 were $257.4 million and $325.6 million, respectively. Outstanding Euro denominated borrowings on the revolving credit facility at September 30, 2020 and 2019 were €117.0 million ($137.2 million) and €125.0 million ($136.5 million), respectively. Outstanding borrowings on the term loan at September 30, 2020 and 2019 were $22.4 million and $53.5 million, respectively. The weighted-average interest rate on outstanding borrowings for the domestic credit facility (including the effects of interest rate swaps and Euro denominated borrowings) at September 30, 2020 and 2019 was 2.41% and 2.65%, respectively.

The Company has $300.0 million of 5.25% senior unsecured notes due December 1, 2025 (the "2025 Senior Notes"). The 2025 Senior Notes bear interest at a rate of 5.25% per annum with interest payable semi-annually in arrears on June 1 and December 1 of each year. The Company's obligations under the 2025 Senior Notes are guaranteed by certain of the Company's direct and indirect wholly-owned domestic subsidiaries. The Company is subject to certain covenants and other restrictions in connection with the 2025 Senior Notes. The Company incurred direct financing fees and costs in connection with 2025 Senior Notes. Unamortized costs were $2.7 million and $3.3 million at September 30, 2020 and 2019, respectively.

The Company has a $115.0 million accounts receivable securitization facility (the "Securitization Facility") with certain financial institutions. The Securitization Facility, which had a maturity date of April 2020, was amended in March 2020 to extend the maturity date until March 2022. Under the Securitization Facility, the Company and certain of its domestic subsidiaries sell, on a continuous basis without recourse, their trade receivables to Matthews Receivables Funding Corporation, LLC (“Matthews RFC”), a wholly-owned bankruptcy-remote subsidiary of the Company. Matthews RFC in turn assigns a collateral interest in these receivables to certain financial institutions, and then may borrow funds under the Securitization Facility. The Securitization Facility does not qualify for sale treatment. Accordingly, the trade receivables and related debt obligations remain on the Company's Consolidated Balance Sheet. Borrowings under the Securitization Facility bear interest at LIBOR plus 0.75%. The Company is required to pay an annual commitment fee ranging from 0.25% to 0.35% of the unused portion of the Securitization Facility. Outstanding borrowings under the Securitization Facility at September 30, 2020 and 2019 were $67.7 million and $94.0 million, respectively. The interest rate on borrowings under this facility at September 30, 2020 and 2019 was 0.90% and 2.77%, respectively.

The following table presents information related to interest rate contracts entered into by the Company and designated as cash flow hedges:

	September 30, 2020	September 30, 2019
	(Dollar amounts in thousands)
Pay fixed swaps - notional amount	$312,500	$293,750
Net unrealized loss	$(7,792)	$(534)
Weighted-average maturity period (years)	2.6	1.9
Weighted-average received rate	0.15%	2.02%
Weighted-average pay rate	1.34%	1.41%

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

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS, (continued)

The fair value of the interest rate swaps reflected an unrealized loss of $7.8 million ($5.9 million after tax) and an unrealized loss net of unrealized gains of $534,000 ($403,000 after tax) at September 30, 2020 and 2019, respectively, that is included in shareholders' equity as part of accumulated other comprehensive income (loss) ("AOCI").  Assuming market rates remain constant with the rates at September 30, 2020, a loss (net of tax) of approximately $2.4 million included in AOCI is expected to be recognized in earnings over the next twelve months.

The Company, through certain of its European subsidiaries, has a credit facility with a European bank, which is guaranteed by Matthews.  The maximum amount of borrowings available under this facility is €35.0 million ($41.0 million).  The credit facility matures in December 2020 and the Company intends to extend this facility. Outstanding borrowings under the credit facility totaled €18.9 million ($22.2 million) and €12.8 million ($14.0 million) at September 30, 2020 and 2019, respectively. The weighted-average interest rate on outstanding borrowings under this facility at September 30, 2020 and 2019 was 1.25%.

The Company’s German subsidiary, Matthews Europe GmbH, had €15.0 million ($16.4 million at September 30, 2019) of senior unsecured notes with European banks.  The notes matured in November 2019 at which point they were paid. The weighted-average interest rate on the notes at September 30, 2019 was 1.40%.

Finance lease liabilities included as a component of debt totaled $9.7 million and $3.6 million at September 30, 2020 and 2019, respectively. See Note 10, "Leases" in Item 8 - “Financial Statements and Supplementary Data” for further discussion on the Company's lease obligations. Other borrowings totaled $20.7 million and $395,000 at September 30, 2020 and 2019, respectively. The weighted-average interest rate on other borrowings was 2.10% and 2.17% at September 30, 2020 and 2019, respectively. The Company was in compliance with all of its debt covenants as of September 30, 2020.

The Company uses certain foreign currency debt instruments as net investment hedges of foreign operations. Currency losses of $4.4 million (net of income taxes of $1.4 million) and currency gains of $3.3 million (net of income taxes of $1.1 million), which represent effective hedges of net investments, were reported as a component of AOCI within currency translation adjustment at September 30, 2020 and 2019, respectively.

In September 2014, a claim was filed by a customer seeking to draw upon a letter of credit issued by the Company of £8.6 million ($11.0 million at September 30, 2020) with respect to a performance guarantee on an incineration equipment project in Saudi Arabia. Management assessed the customer's demand to be without merit and initiated an action with the court in the United Kingdom (the "U.K. Court"). Pursuant to this action, an order was issued by the U.K. Court in January 2015 requiring that, upon receipt by the customer, the funds were to be remitted by the customer to the U.K. Court pending resolution of the dispute between the parties. As a result, the Company made payment on the draw to the financial institution for the letter of credit and the funds were ultimately received by the customer. The customer did not remit the funds to the U.K. Court as ordered. On June 14, 2016, the U.K. Court ruled completely in favor of Matthews following a trial on the merits. However, the ongoing dispute involves litigation in multiple foreign jurisdictions because the contract between the parties includes a venue clause requiring the venue for any litigation to be in the United Kingdom, while the enforcement of any final judgment is required to be executed in Saudi Arabia. The Company continues to pursue a trial on the merits in Saudi Arabia; however, given the recent COVID-19 pandemic, the case has been further delayed. As the Company has successfully completed the project and subsequently operated the equipment, the Company remains confident regarding the pending trial on the merits in Saudi Arabia and expects to be in a position to enforce the judgment and initiate collection efforts following completion of that trial. However, the Company’s level of success in recovering funds from the customer will depend upon several factors including a successful completion of the pending trial on the merits in Saudi Arabia, the availability of recoverable funds, and the subsequent level of support of the Saudi Arabian government to enforce a potential judgment against the customer.

During the third quarter of fiscal 2020, the Saudi Arabian government implemented restrictions on travel to Mecca due to the COVID-19 pandemic. As a result, the Company was not able to support the operation of the incineration equipment for the local agency responsible for its operation during the current year Hajj Pilgrimage. Consequently, as of the filing of this report, the Company is now concerned regarding the level of anticipated support from the government in its collection efforts. Therefore, when considered collectively with the potential delay in completing the trial and other collectability risks, the Company established a reserve for the full value of the funded letter of credit as of June 30, 2020. The funded letter of credit was previously classified within other assets on the Consolidated Balance Sheet as of September 30, 2019. The Company will continue to assess the accounting and collectability related to this matter as facts and circumstances evolve.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS, (continued)

The Company has a stock repurchase program.  Under the current authorization, the Company's Board of Directors has authorized the repurchase of a total of 5,000,000 shares of Matthews' common stock under the program, of which 538,736 shares remain available for repurchase as of September 30, 2020. The buy-back program is designed to increase shareholder value, enlarge the Company's holdings of its common stock, and add to earnings per share.  Repurchased shares may be retained in treasury, utilized for acquisitions, or reissued to employees or other purchasers, subject to the restrictions set forth in the Company's Restated Articles of Incorporation.

The Company utilized certain provisions of the Coronavirus Aid, Relief, and Economic Security Act (commonly referred to as the CARES Act) and other similar economic relief initiatives that were enacted in response to COVID-19. Under the CARES Act, the Company elected to defer payments for certain taxes, primarily U.S. payroll taxes, which were $8.4 million for fiscal 2020.

Consolidated working capital was $258.7 million at September 30, 2020, compared to $303.8 million at September 30, 2019.  Cash and cash equivalents were $41.3 million at September 30, 2020, compared to $35.3 million at September 30, 2019.  The Company's current ratio was 1.8 and 2.1 at September 30, 2020 and 2019, respectively.

ACQUISITIONS AND DIVESTITURES:

Refer to Note 20, "Acquisitions and Divestitures" in Item 8 - "Financial Statements and Supplementary Data," for further details on the Company's acquisitions.

FORWARD-LOOKING INFORMATION:

The Company's current strategy to attain annual operating growth primarily consists of the following:  internal growth - which includes organic growth, cost structure and productivity improvements, new product development and the expansion into new markets with existing products - and acquisitions and related integration activities to achieve synergy benefits.

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

During fiscal 2019, the Company initiated a strategic evaluation to improve profitability and reduce the Company's cost structure. These actions leveraged the benefit of the Company's new global ERP platform, primarily targeted at the SGK Brand Solutions segment, both operational and commercial structure, and the Company's shared financial services and other administrative functions. This evaluation identified opportunities for significant cost structure improvements, which the Company expects to achieve through fiscal 2022.  The Company's recent strategic review has also resulted in improvements to the commercial structure within the SGK Brand Solutions segment, including the consolidation of several of the segment's trade names. As a result, the amortization of these intangible assets will significantly increase for fiscal 2020 through fiscal 2022.

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

Considerable judgement is necessary to assess and predict the potential financial impacts of COVID-19 on the Company’s future operating results. Management expects that each of its business segments will experience some level of sales impacts in the short-term, potentially due to customer business disruptions, facilities shut-downs, weaker global economic conditions, and possible customer project delays. Longer-term financial impacts will depend on global economic conditions eventually resulting from COVID-19. Management expects each of its businesses to experience increased financial volatility in the short-term, but currently anticipates its core businesses will return to a more normalized future state once the COVID-19 pandemic subsides.

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

The Company's significant accounting policies are included in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.  Management believes that the application of these policies on a consistent basis enables the Company to provide useful and reliable financial information about the Company's operating results and financial condition.  The following accounting policies involve significant estimates, which were considered critical to the preparation of the Company's consolidated financial statements for the year ended September 30, 2020.

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

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS, (continued)

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
During the fourth quarter of fiscal 2019, the Company initiated an in-depth review of the commercial and cost structure of the SGK Brand Solutions segment as a result of continued challenging market conditions affecting the segment. This review identified certain opportunities to improve the segment’s profitability and reduce its operating cost structure and, as a result, the Company revised its estimates of future earnings and cash flows for the Graphics Imaging reporting unit. In response to these revised projections, the Company re-evaluated the goodwill for the Graphics Imaging reporting unit, as of September 1, 2019. As a result of this interim assessment, the Company recorded a goodwill write-down of $77.6 million during the fiscal 2019 fourth quarter.

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

The Company's principal pension plan maintains a substantial portion of its assets in equity securities in accordance with the investment policy established by the Company's pension board.  Based on an analysis of the historical performance of the plan's assets and information provided by its independent investment advisor, the Company set the long-term rate of return assumption for these assets at 6.75% at September 30, 2019 for purposes of determining fiscal 2020 pension cost.  The Company's discount rate assumption used in determining the present value of the projected benefit obligation is based upon published indices as of September 30, 2020 and September 30, 2019 for the fiscal year end valuation. The discount rate was 2.62%, 3.13% and 4.21% in fiscal 2020, 2019 and 2018, respectively. Refer to Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," of this Annual Report on Form 10-K, for disclosure about the hypothetical impact of changes in actuarial assumptions.

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

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS, (continued)

LONG-TERM CONTRACTUAL OBLIGATIONS AND COMMITMENTS:

The following table summarizes the Company's contractual obligations at September 30, 2020, and the effect such obligations are expected to have on its liquidity and cash flows in future periods.

		Payments due in fiscal year:
	Total	2021(1)	2022 to 2023	2024 to 2025	After 2025
Contractual Cash Obligations:	(Dollar amounts in thousands)
Revolving credit facilities	$416,793	$22,166	$—	$394,627	$—
Securitization facility	67,700	—	67,700	—	—
Senior secured term loan	22,359	22,359	—	—	—
2025 Senior Notes	383,881	15,750	31,500	31,500	305,131
Finance lease obligations (2)	10,514	3,847	4,045	869	1,753
Non-cancelable operating leases (2)	77,161	25,804	31,912	14,221	5,224
Other	27,338	13,970	5,594	2,168	5,606
Total contractual cash obligations	$1,005,746	$103,896	$140,751	$443,385	$317,714
(1)The Company maintains certain debt facilities with current maturity dates in fiscal 2021 that it intends and has the ability to extend beyond fiscal 2021 totaling $32.3 million. These balances have been classified as non-current on the Company's Consolidated Balance Sheet.
(2)Lease obligations have not been discounted to their present value.

A significant portion of the loans included in the table above bear interest at variable rates.  At September 30, 2020, the weighted-average interest rate was 2.41% on the Company's domestic credit facility, 0.90% on the Company's Securitization Facility, 1.25% on the credit facility through the Company's European subsidiaries, and 2.10% on other outstanding borrowings.

Benefit payments under the Company's principal retirement plan are made from plan assets, while benefit payments under the supplemental retirement plan and postretirement benefit plan are funded from the Company's operating cash. In response to COVID-19, the federal government passed a modified relief bill, which provides additional funding measures associated with IRS regulations. In accordance with this bill, the Company was not required to make contributions to its principal retirement plan in fiscal 2020. However, the Company contributed 668,000 shares of its Class A Common Stock to its principal retirement plan during the fourth quarter of fiscal 2020. The shares had a market value of approximately $15.0 million at the time of the contribution.

The Company is required to make cash contributions of approximately $4.2 million to its principal retirement plan in fiscal 2021.  The Company estimates that benefit payments to participants under its retirement plans (including its supplemental retirement plan) and postretirement benefit payments will be approximately $11.4 million and $831,000, respectively, in fiscal 2021.  The amounts are expected to increase incrementally each year thereafter, to $14.3 million and $931,000, respectively, in 2025.  The Company believes that its current liquidity sources, combined with its operating cash flow and borrowing capacity, will be sufficient to meet its capital needs for the foreseeable future.

Unrecognized tax benefits are positions taken, or expected to be taken, on an income tax return that may result in additional payments to tax authorities.  If a tax authority agrees with the tax position taken, or expected to be taken, or the applicable statute of limitations expires, then additional payments will not be necessary.  As of September 30, 2020, the Company had unrecognized tax benefits, excluding penalties and interest, of approximately $10.5 million.  The timing of potential future payments related to the unrecognized tax benefits is not presently determinable. The Company believes that its current liquidity sources, combined with its operating cash flow and borrowing capacity, will be sufficient to meet its capital needs for the foreseeable future.

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

The following table presents information related to interest rate contracts entered into by the Company and designated as cash flow hedges:

	September 30, 2020	September 30, 2019
	(Dollar amounts in thousands)
Pay fixed swaps - notional amount	$312,500	$293,750
Net unrealized loss	$(7,792)	$(534)
Weighted-average maturity period (years)	2.6	1.9
Weighted-average received rate	0.15%	2.02%
Weighted-average pay rate	1.34%	1.41%

The interest rate swaps have been designated as cash flow hedges of the future variable interest payments which are considered probable of occurring.  Based on the Company's assessment, all the critical terms of each of the hedges matched the underlying terms of the hedged debt and related forecasted interest payments, and as such, these hedges were considered highly effective.

The fair value of the interest rate swaps reflected an unrealized loss, of $7.8 million ($5.9 million after-tax) at September 30, 2020 that is included in equity as part of AOCI.  A decrease of 10% in market interest rates (e.g., a decrease from 5.0% to 4.5%) would result in a decrease of approximately $1.0 million in the fair value of the interest rate swaps.

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

Foreign Currency Exchange Rates - The Company is subject to changes in various foreign currency exchange rates, primarily including the Euro, British Pound, Canadian Dollar, and Australian Dollar in the conversion from local currencies to the U.S. dollar of the reported financial position and operating results of its non-U.S. based subsidiaries. An adverse change (strengthening U.S. dollar) of 10% in exchange rates would have resulted in a decrease in reported sales of $49.1 million and a decrease in reported operating income of $5.6 million for the year ended September 30, 2020.

ITEM 7A.                          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK, (continued)

Actuarial Assumptions - The most significant actuarial assumptions affecting pension expense and pension obligations include the valuation of retirement plan assets, the discount rates and the estimated return on plan assets.  The estimated return on plan assets is currently based upon projections provided by the Company's independent investment advisor, considering the investment policy of the plan and the plan's asset allocation.  The fair value of plan assets and discount rates are "point-in-time" measures, and volatility of the debt and equity markets makes estimating future changes in fair value of plan assets and discount rates challenging.  The Company elected to value its principal retirement and other postretirement benefit plan liabilities using a modified assumption of future mortality that reflects a significant improvement in life expectancy over the previous mortality assumptions.  Refer to Note 14, "Pension and Other Postretirement Plans" in Item 8 – "Financial Statements and Supplementary Data" for additional information.

The following table summarizes the impact on the September 30, 2020 actuarial valuations of changes in the primary assumptions affecting the Company's retirement plans and supplemental retirement plan.

	Impact of Changes in Actuarial Assumptions
	Change in Discount Rates		Change in Expected Return		Change in Market Value of Assets
	+1%	-1%	+1%	-1%	+5%	-5%
	(Dollar amounts in thousands)
(Decrease) increase in net benefit cost	$(5,098)	$6,250	$(1,638)	$1,638	$(1,717)	$1,717

(Decrease) increase in projected benefit obligation	(40,284)	50,506	—	—	—	—

Increase (decrease) in funded status	40,284	(50,506)	—	—	8,407	(8,407)

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

MANAGEMENT'S REPORT TO SHAREHOLDERS

To the Shareholders and the Board of Directors of
Matthews International Corporation and Subsidiaries

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

Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's internal control over financial reporting based on criteria in Internal Control – Integrated Framework (2013) issued by the COSO, and has concluded that the Company maintained effective internal control over financial reporting as of September 30, 2020.  The effectiveness of the Company's internal control over financial reporting as of September 30, 2020 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Management's Certifications

The certifications of the Company's Chief Executive Officer and Chief Financial Officer required by the Sarbanes-Oxley Act have been included as Exhibits 31 and 32 in this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of
Matthews International Corporation and Subsidiaries

Opinion on Internal Control over Financial Reporting
We have audited Matthews International Corporation and Subsidiaries’ internal control over financial reporting as of September 30, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Matthews International Corporation and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of September 30, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of September 30, 2020 and 2019, the related consolidated statements of income, comprehensive income (loss), shareholders' equity and cash flows for each of the three years in the period ended September 30, 2020, and the related notes and the financial statement schedule listed in the Index at Item 15(a)2 and our report dated November 20, 2020 expressed an unqualified opinion thereon.

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
November 20, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of
Matthews International Corporation and Subsidiaries

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Matthews International Corporation and Subsidiaries (the Company) as of September 30, 2020 and 2019, the related consolidated statements of income, comprehensive income (loss), shareholders' equity and cash flows for each of the three years in the period ended September 30, 2020, and the related notes and the financial statement schedule listed in the Index at Item 15(a)2 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated November 20, 2020 expressed an unqualified opinion thereon.

Adoption of ASU No. 2016-02
As discussed in Note 3 to the consolidated financial statements, effective October 1, 2019, the Company changed its method of accounting for leases due to the adoption of Accounting Standards Update No. 2016-02, Leases (Topic 842).

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

Valuation of Graphics Imaging Reporting Unit Goodwill
Description of the Matter
As more fully described in Note 21 to the consolidated financial statements, during 2020, the Company recorded a $29.9 million goodwill impairment charge attributable to its Graphics Imaging (Graphics) reporting unit within the Company’s SGK Brand Solutions segment. The continuation of challenging market conditions affecting Graphics, combined with the impact of the COVID-19 pandemic and adverse foreign currency trends, unfavorably impacted the financial results and forecasts for this reporting unit. Because of these challenging market conditions, as of March 31, 2020, the Company evaluated the goodwill attributable to this reporting unit, determining that the reporting unit’s carrying value exceeded its estimated fair value and, therefore, goodwill was impaired. Significant assumptions used in the Company’s fair value estimate included revenue growth, operating profit margin, market participant assumptions, and the discount rate.

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
Pittsburgh, Pennsylvania
November 20, 2020

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
September 30, 2020 and 2019
(Dollar amounts in thousands, except per share data)

ASSETS	2020	2019
Current assets:
Cash and cash equivalents	$41,334	$35,302
Accounts receivable, net of allowance for doubtful accounts of $9,618 and $10,846, respectively	295,185	318,756
Inventories	175,100	180,274
Other current assets	63,954	49,384

Total current assets	575,573	583,716

Investments	63,250	85,501

Property, plant and equipment, net	236,788	237,442

Deferred income taxes	3,757	5,032

Other assets	94,379	31,455

Goodwill	765,388	846,807

Other intangible assets, net	333,498	400,650

Total assets	$2,072,633	$2,190,603

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS, continued
September 30, 2020 and 2019
(Dollar amounts in thousands, except per share data)

LIABILITIES AND SHAREHOLDERS' EQUITY	2020	2019
Current liabilities:
Long-term debt, current maturities	$26,824	$42,503
Trade accounts payable	82,921	74,558
Accrued compensation	58,058	42,545
Accrued income taxes	3,612	5,997
Other current liabilities	145,453	114,276
Total current liabilities	316,868	279,879

Long-term debt	807,710	898,194

Accrued pension	149,848	133,762

Postretirement benefits	18,600	19,963

Deferred income taxes	78,911	102,482

Other liabilities	89,263	37,087
Total liabilities	1,461,200	1,471,367

Shareholders' equity-Matthews:
Class A common stock, $1.00 par value; authorized 70,000,000 shares; 36,333,992 shares issued	36,334	36,334
Preferred stock, $100 par value, authorized 10,000 shares, none issued	—	—
Additional paid-in capital	135,187	137,774
Retained earnings	859,002	972,594
Accumulated other comprehensive loss	(240,719)	(228,361)
Treasury stock, 4,502,420 and 4,985,508 shares, respectively, at cost	(178,997)	(200,235)
Total shareholders' equity-Matthews	610,807	718,106
Noncontrolling interests	626	1,130
Total shareholders' equity	611,433	719,236

Total liabilities and shareholders' equity	$2,072,633	$2,190,603

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
for the years ended September 30, 2020, 2019 and 2018
(Dollar amounts in thousands, except per share data)

	2020	2019	2018
Sales	$1,498,306	$1,537,276	$1,602,580
Cost of sales	(1,000,537)	(994,810)	(1,018,359)

Gross profit	497,769	542,466	584,221

Selling expense	(125,117)	(133,368)	(141,570)
Administrative expense	(274,923)	(275,467)	(272,532)
Intangible amortization	(71,514)	(45,756)	(31,562)
Goodwill write-downs	(90,408)	(77,572)	—

Operating (loss) profit	(64,193)	10,303	138,557

Investment income	1,962	1,494	1,570
Interest expense	(34,885)	(40,962)	(37,427)
Other income (deductions), net	(9,221)	(8,918)	(4,707)

(Loss) income before income taxes	(106,337)	(38,083)	97,993

Income tax benefit (provision)	18,685	(806)	9,118

Net (loss) income	(87,652)	(38,889)	107,111

Net loss attributable to noncontrolling interests	497	901	260

Net (loss) income attributable to Matthews shareholders	$(87,155)	$(37,988)	$107,371

(Loss) earnings per share attributable to Matthews shareholders:

Basic	$(2.79)	$(1.21)	$3.39

Diluted	$(2.79)	$(1.21)	$3.37

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
for the years ended September 30, 2020, 2019 and 2018
(Dollar amounts in thousands)

	Year Ended September 30, 2020
	Matthews	Noncontrolling Interest	Total
Net loss	$(87,155)	$(497)	$(87,652)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	4,333	(7)	4,326
Pension plans and other postretirement benefits	(11,211)	—	(11,211)
Unrecognized (loss) gain on derivatives:
Net change from periodic revaluation	(6,130)	—	(6,130)
Net amount reclassified to earnings	650	—	650
Net change in unrecognized loss on derivatives	(5,480)	—	(5,480)
Other comprehensive loss, net of tax	(12,358)	(7)	(12,365)
Comprehensive loss	$(99,513)	$(504)	$(100,017)

	Year Ended September 30, 2019
	Matthews	Noncontrolling Interest	Total

Net loss	$(37,988)	$(901)	$(38,889)
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(21,254)	(92)	(21,346)
Pension plans and other postretirement benefits	(33,867)	—	(33,867)
Unrecognized loss on derivatives:
Net change from periodic revaluation	(6,540)	—	(6,540)
Net amount reclassified to earnings	(2,402)	—	(2,402)
Net change in unrecognized loss on derivatives	(8,942)	—	(8,942)
Other comprehensive loss, net of tax	(64,063)	(92)	(64,155)
Comprehensive loss	$(102,051)	$(993)	$(103,044)

	Year Ended September 30, 2018
	Matthews	Noncontrolling Interest	Total

Net income (loss)	$107,371	$(260)	$107,111
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(22,053)	71	(21,982)
Pension plans and other postretirement benefits	15,631	—	15,631
Unrecognized gain (loss) on derivatives:
Net change from periodic revaluation	6,095	—	6,095
Net amount reclassified to earnings	(1,042)	—	(1,042)
Net change in unrecognized gain (loss) on derivatives	5,053	—	5,053
Other comprehensive (loss) income, net of tax	(1,369)	71	(1,298)
Comprehensive income (loss)	$106,002	$(189)	$105,813

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
for the years ended September 30, 2020, 2019 and 2018
(Dollar amounts in thousands, except per share data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income (net of tax)	Treasury Stock	Non- controlling Interests	Total
Balance, September 30, 2017	$36,334	$123,432	$948,830	$(154,115)	$(164,774)	$552	$790,259
Net income	—	—	107,371	—	—	(260)	107,111
Pension plans and other postretirement benefits	—	—	—	15,631	—	—	15,631
Translation adjustment	—	—	—	(22,053)	—	71	(21,982)
Fair value of derivatives	—	—	—	5,053	—	—	5,053
Total comprehensive income							105,813
Stock-based compensation	—	13,460	—	—	—	—	13,460
Purchase of 393,864 shares of treasury stock	—	—	—	—	(21,181)	—	(21,181)
Issuance of 326,827 shares of treasury stock	—	(8,040)	—	—	13,040	—	5,000
Cancellation of 6,756 shares of treasury stock	—	400	—	—	(400)	—	—
Dividends	—	—	(24,637)	—	—	—	(24,637)
Reclassification of accumulated other comprehensive (loss) income ("AOCI") tax effects	—	—	8,814	(8,814)	—	—	—
Balance, September 30, 2018	$36,334	$129,252	$1,040,378	$(164,298)	$(173,315)	$363	$868,714
Net loss	—	—	(37,988)	—	—	(901)	(38,889)
Pension plans and other postretirement benefits	—	—	—	(33,867)	—	—	(33,867)
Translation adjustment	—	—	—	(21,254)	—	(92)	(21,346)
Fair value of derivatives	—	—	—	(8,942)	—	—	(8,942)
Total comprehensive loss							(103,044)
Stock-based compensation	—	7,729	—	—	—	—	7,729
Purchase of 709,970 shares of treasury stock	—	—	—	—	(26,127)	—	(26,127)
Issuance of 3,782 shares of treasury stock	—	(154)	—	—	154	—	—
Cancellation of 20,114 shares of treasury stock	—	947	—	—	(947)	—	—
Dividends	—	—	(25,620)	—	—	—	(25,620)
Acquisition	—	—	—	—	—	1,760	1,760
Cumulative tax adjustment for intra-entity transfers	—	—	(4,176)	—	—	—	(4,176)
Balance, September 30, 2019	$36,334	$137,774	$972,594	$(228,361)	$(200,235)	$1,130	$719,236
Net loss	—	—	(87,155)	—	—	(497)	(87,652)
Pension plans and other postretirement benefits	—	—	—	(11,211)	—	—	(11,211)
Translation adjustment	—	—	—	4,333	—	(7)	4,326
Fair value of derivatives	—	—	—	(5,480)	—	—	(5,480)
Total comprehensive loss							(100,017)
Stock-based compensation	—	8,096	—	—	—	—	8,096
Purchase of 173,576 shares of treasury stock	—	—	—	—	(4,428)	—	(4,428)
Issuance of 12,125 shares of treasury stock	—	(486)	—	—	486	—	—
Cancellation of 23,461 shares of treasury stock	—	1,527	—	—	(1,527)	—	—
Dividends	—	—	(26,437)	—	—	—	(26,437)
Pension contribution of 668,000 shares of treasury stock	—	(11,724)	—	—	26,707	—	14,983
Balance, September 30, 2020	$36,334	$135,187	$859,002	$(240,719)	$(178,997)	$626	$611,433
The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended September 30, 2020, 2019 and 2018
(Dollar amounts in thousands)

	2020	2019	2018
Cash flows from operating activities:
Net (loss) income	$(87,652)	$(38,889)	$107,111
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	119,058	90,793	76,974
Stock-based compensation expense	8,096	7,729	13,460
Deferred tax benefit	(16,607)	(6,783)	(23,125)
Gain on sale of assets, net	(348)	(8,567)	(2,190)
(Gain) loss on sale of ownership interests in subsidiaries	(11,208)	6,469	—
Unrealized gain on investments	(2,066)	(305)	(1,304)
Losses from equity-method investments	3,498	2,050	—
Realized loss (gain) on cost-method investments	—	4,731	(3,771)
Goodwill write-downs	90,408	77,572	—
Changes in working capital items	46,367	(12,482)	(9,934)
Decrease (increase) in other assets	16,392	4,677	(9,872)
Increase in other liabilities	4,886	7,540	5,406
Other operating activities, net	9,623	(3,452)	(5,181)
Net cash provided by operating activities	180,447	131,083	147,574
Cash flows from investing activities:
Capital expenditures	(34,849)	(37,688)	(43,200)
Acquisitions, net of cash acquired	(1,000)	(11,504)	(121,065)
Proceeds from sale of assets	624	13,253	4,705
Proceeds from sale of cost-method investments	—	—	9,158
Proceeds from sale of ownership interests in subsidiaries	42,210	8,254	—
Investments and advances	(9,703)	(33,074)	(11,934)
Net cash used in investing activities	(2,718)	(60,759)	(162,336)
Cash flows from financing activities:
Proceeds from long-term debt	1,154,809	503,693	704,188
Payments on long-term debt	(1,281,092)	(519,731)	(651,166)
Purchases of treasury stock	(4,428)	(26,127)	(21,181)
Dividends	(26,437)	(25,620)	(24,637)
Acquisition holdback and contingent consideration payments	(10,215)	(4,421)	—
Other financing activities	(4,889)	(2,836)	(6,303)
Net cash (used in) provided by financing activities	(172,252)	(75,042)	901
Effect of exchange rate changes on cash	555	(1,552)	(2,082)
Net change in cash and cash equivalents	6,032	(6,270)	(15,943)
Cash and cash equivalents at beginning of year	35,302	41,572	57,515
Cash and cash equivalents at end of year	$41,334	$35,302	$41,572

Cash paid during the year for:
Interest	$35,269	$41,453	$37,232
Income taxes	20,734	15,467	11,014
Non-cash investing and financing activities:
Acquisition of long-term asset under financing arrangement	$—	$—	$14,544
Contribution of treasury stock to principal retirement plan	14,983	—	—

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

Leases:

A lease exists at contract inception if the contract conveys the right to control an identified asset for a period of time in exchange for consideration. Control is considered to exist when the lessee has the right to obtain substantially all of the economic benefits from the use of an identified asset, as well as the right to direct the use of that asset. If a contract is considered to be a lease, the Company recognizes a lease liability based on the present value of the future lease payments, and a corresponding right-of-use ("ROU") asset. As a majority of the Company’s leases do not provide an implicit interest rate within the lease, an incremental borrowing rate is used to determine the ROU asset and lease liability which is based on information available at the commencement date. Options to purchase, extend or terminate a lease are included in the ROU asset and lease liability when it is reasonably certain an option will be exercised. Renewal options are most prevalent in the Company’s real estate leases. In general, the Company has not included renewal options for leases in the ROU asset and lease liability because the likelihood of renewal is not considered to be reasonably certain. In addition, leases may include variable lease payments, for items such as maintenance and utilities, which are expensed as incurred as variable lease expense.

The Company applies the practical expedient to not separate lease components from non-lease components for all asset classes. In addition, the Company applies the practical expedient to utilize a portfolio approach for certain equipment asset classes, primarily information technology, as the application of the lease model to the portfolio would not differ materially from the application of the lease model to the individual leases within the portfolio.

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

Revenue Recognition:

Revenue is recognized when control of a good or service promised in a contract (i.e., performance obligation) is transferred to a customer. Control is obtained when a customer has the ability to direct the use of and obtain substantially all of the remaining benefits from that good or service. For substantially all transactions, control passes in accordance with agreed upon delivery terms, including in certain circumstances, customer acceptance. This approach is consistent with the Company’s historical revenue recognition methodology. In limited instances revenue is recognized over time as critical milestones are met and as services are provided. Transaction price, for revenue recognition, is allocated to each performance obligation consisting of the stand alone selling price for goods and services, as well as warranties. Transaction price also reflects estimates of rebates, other sales or contract renewal incentives, cash discounts and sales returns ("Variable Consideration"). Estimates are made for Variable Consideration based on contract terms and historical experience of actual results and are applied to the performance obligations as they are satisfied. Each product or service delivered to a third-party customer is considered to satisfy a performance obligation. Performance obligations generally occur at a point in time and are satisfied when control of the goods passes to the customer. Certain revenue related to mausoleum construction and significant engineering projects, including cremation and incineration projects, and marking and industrial automation projects, are recognized over time using the input method measuring progress toward completion of such projects. Amounts recognized using the over time method were less than 5% of the Company's consolidated revenue for the years ended September 30, 2020, 2019 and 2018. The Company is entitled to collection of the sales price under normal credit terms in the regions in which it operates. Refer to Note 4, “Revenue Recognition,” for a further discussion.

Shipping and Handling Fees and Costs:

All fees billed to the customer for shipping and handling are classified as a component of net revenues. All costs associated with shipping and handling are classified as a component of cost of sales or selling expense.

Research and Development Expenses:

Research and development costs are expensed as incurred and were approximately $22,289, $26,176 and $24,984 for the years ended September 30, 2020, 2019 and 2018, respectively.

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

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes - Intra-Entity Transfers of Assets Other Than Inventory (Topic 740), which will require an entity to recognize the income tax consequences of an intra-entity transfer of an asset, other

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

3.     ACCOUNTING PRONOUNCEMENTS, (continued)

than inventory, when the transfer occurs. The Company adopted ASU 2016-16 on October 1, 2018 using the modified retrospective method which resulted in a decrease to retained earnings and other assets of $4,176.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which provides new guidance on how an entity should account for leases and recognize associated lease assets and liabilities. This ASU requires lessees to recognize assets and liabilities that arise from financing and operating leases on the Consolidated Balance Sheet. Subsequently, the FASB issued several ASUs that address implementation issues and correct or improve certain aspects of the new lease guidance, including ASU 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842), ASU 2018-01, Leases (Topic 842) Land Easement Practical Expedient for Transition to Topic 842, ASU 2018-10, Codification Improvements to Topic 842, Leases, ASU 2018-11, Leases (Topic 842): Targeted Improvements, ASU 2018-20, Leases (Topic 842): Narrow-Scope Improvements for Lessors, and ASU 2019-01, Leases (Topic 842): Codification Improvements. These ASUs do not change the core principles in the lease guidance outlined above. ASU No. 2018-11 provides an additional transition method to adopt ASU No. 2016-02. Under the transition method, an entity initially applies the new leases standard at the adoption date versus at the beginning of the earliest period presented and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company adopted the standard using the transition method as of October 1, 2019. Under this approach, the Company recognized and recorded ROU assets and related lease liabilities on the Consolidated Balance Sheet of approximately $80 million with no impact to retained earnings. Reporting periods prior to October 1, 2019 continue to be presented in accordance with previous lease accounting guidance under GAAP. As part of the adoption, the Company elected the package of practical expedients permitted under the transition guidance which includes the ability to carry forward historical lease classification.

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

In February 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220), which provides new guidance to allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the U.S. Tax Cuts and Jobs Act. The amount of reclassification is the difference between the Company's historical U.S. income tax rate and the newly enacted 21% corporate income tax rate. The Company early adopted this ASU in the third quarter ended June 30, 2018. The adoption of this ASU resulted in a decrease to AOCI and corresponding increase to retained earnings of $8,814.

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

The Company disaggregates revenue from contracts with customers by geography, as it believes geographic regions best depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. Disaggregated sales by segment and region for the years ended September 30, 2020, 2019 and 2018 were as follows:

	North America	Central and South America	Europe	Australia	Asia	Consolidated
SGK Brand Solutions:
2020	$305,527	$6,304	$326,776	$12,097	$42,389	$693,093
2019	320,553	5,853	362,088	11,767	43,608	743,869
2018	351,631	6,171	389,151	12,599	45,722	805,274

Memorialization:
2020	$611,496	$—	$35,557	$8,982	$—	$656,035
2019	590,575	—	37,199	9,118	—	636,892
2018	583,942	—	36,773	10,677	—	631,392

Industrial Technologies:
2020	$120,682	$—	$25,498	$—	$2,998	$149,178
2019	127,140	—	26,966	—	2,409	156,515
2018	130,794	—	30,154	—	4,966	165,914

Consolidated:
2020	$1,037,705	$6,304	$387,831	$21,079	$45,387	$1,498,306
2019	1,038,268	5,853	426,253	20,885	46,017	1,537,276
2018	1,066,367	6,171	456,078	23,276	50,688	1,602,580

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

5.    FAIR VALUE MEASUREMENTS, (continued)
As of September 30, 2020 and 2019, the fair values of the Company's assets and liabilities measured on a recurring basis were categorized as follows:

	September 30, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Equity and fixed income mutual funds	—	24,610	—	24,610
Life insurance policies	—	4,621	—	4,621
Total assets at fair value	$—	$29,231	$—	$29,231

Liabilities:
Derivatives (1)	$—	$7,792	$—	$7,792
Total liabilities at fair value	$—	$7,792	$—	$7,792

(1) Interest rate swaps are valued based on observable market swap rates and are classified within Level 2 of the fair value hierarchy.

	September 30, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Derivatives (1)	$—	$845	$—	$845
Equity and fixed income mutual funds	—	22,986	—	22,986
Life insurance policies	—	4,030	—	4,030
Total assets at fair value	$—	$27,861	$—	$27,861

Liabilities:
Derivatives (1)	$—	$1,379	$—	$1,379
Total liabilities at fair value	$—	$1,379	$—	$1,379

(1) Interest rate swaps are valued based on observable market swap rates and are classified within Level 2 of the fair value hierarchy.

6.    INVENTORIES:

Inventories at September 30, 2020 and 2019 consisted of the following:

	2020	2019
Raw materials	$36,157	$35,616
Work in process	70,128	76,297
Finished goods	68,815	68,361
	$175,100	$180,274

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

7.     INVESTMENTS:
At September 30, 2020 and 2019, non-current investments were as follows:

	2020	2019
Equity and fixed income mutual funds	$24,610	$22,986
Life insurance policies	4,621	4,030
Equity-method investments	446	39,761
Other investments	33,573	18,724
	$63,250	$85,501

Equity and fixed income mutual funds represent investments held in trust for the Company's non-qualified supplemental retirement plan and are classified as trading securities and recorded at fair value.  The market value of these investments exceeded cost by $138 and $941 at September 30, 2020 and 2019, respectively. Realized and unrealized gains and losses are recorded in investment income.  Realized gains (losses) for fiscal 2020, 2019 and 2018 were not material.

During fiscal 2019, the Company completed the sale of a 51% ownership interest in a small Memorialization business. This transaction resulted in the recognition of a $5,587 pre-tax loss which was included as a component of administrative expenses for the year ended September 30, 2019. Immediately following the transaction, the Company retained a non-controlling interest in this business, which was accounted for as an equity-method investment. The Company made additional capital contributions to this non-consolidated subsidiary totaling $29,148 during fiscal 2019 and continued to account for this non-controlling interest as an equity method investment.

During fiscal 2020, the Company made $9,482 of additional investments in its non-consolidated Memorialization subsidiary. Subsequently in fiscal 2020, the Company sold its ownership interest in this subsidiary for $42,210 of cash and $15,000 of senior preferred shares. The senior preferred shares earn a yield based on an escalating rate ranging from 6% to 14% and are expected to be redeemed before the end of calendar year 2022. In connection with this sale transaction, the Company recognized a pre-tax gain of $11,208 which has been recorded as a component of administrative expenses. The senior preferred shares are included within other investments in the table above along with ownership interests in various entities of less than 20%, which are recorded under the cost-method of accounting.

8.     PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment and the related accumulated depreciation at September 30, 2020 and 2019 were as follows:

	2020	2019
Buildings	$113,231	$114,276
Machinery, equipment and other	486,282	446,356
	599,513	560,632
Less accumulated depreciation	(391,436)	(361,193)
	208,077	199,439
Land	16,660	17,310
Construction in progress	12,051	20,693
	$236,788	$237,442

Depreciation expense, including amortization of assets under finance lease, was $47,544, $45,037 and $45,412 for each of the three years ended September 30, 2020, 2019 and 2018, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

9.    LONG-TERM DEBT:

Long-term debt at September 30, 2020 and 2019 consisted of the following:

	2020	2019
Revolving credit facilities	$416,793	$476,132
Securitization facility	67,700	93,950
Senior secured term loan	22,359	53,497
2025 Senior Notes	297,256	296,716
Notes payable to banks	—	16,376
Other borrowings	20,742	395
Finance lease obligations	9,684	3,631
	834,534	940,697
Less current maturities	(26,824)	(42,503)
	$807,710	$898,194

The Company has a domestic credit facility with a syndicate of financial institutions that was amended and restated in March 2020. The amended and restated loan agreement includes a $750,000 senior secured revolving credit facility, which matures in March 2025, and a $35,000 senior secured amortizing term loan, which matures in July 2021. A portion of the revolving credit facility (not to exceed $350,000) can be drawn in foreign currencies. The term loan requires scheduled quarterly principal payments through its maturity date. Borrowings under both the revolving credit facility and the term loan bear interest at LIBOR (Euro LIBOR for balances drawn in Euros) plus a factor ranging from 0.75% to 2.00% (1.50% at September 30, 2020) based on the Company's secured leverage ratio.  The secured leverage ratio is defined as net secured indebtedness divided by EBITDA (earnings before interest, income taxes, depreciation and amortization) as defined within the domestic credit facility agreement.  The Company is required to pay an annual commitment fee ranging from 0.15% to 0.30% (based on the Company's leverage ratio) of the unused portion of the revolving credit facility. The Company incurred debt issuance costs of approximately $2,000 in connection with the amended and restated agreement, which was deferred and is being amortized over the term of the facility.

The domestic credit facility requires the Company to maintain certain leverage and interest coverage ratios. A portion of the facility (not to exceed $35,000) is available for the issuance of trade and standby letters of credit. Outstanding U.S. dollar denominated borrowings on the revolving credit facility at September 30, 2020 and 2019 were $257,439 and $325,638, respectively. Outstanding Euro denominated borrowings on the revolving credit facility at September 30, 2020 and 2019 were €117.0 million ($137,188) and €125.0 million ($136,470), respectively. Outstanding borrowings on the term loan at September 30, 2020 and 2019 were $22,359 and $53,497, respectively. The weighted-average interest rate on outstanding borrowings for the domestic credit facility (including the effects of interest rate swaps and Euro denominated borrowings) at September 30, 2020 and 2019 was 2.41% and 2.65%, respectively.

The Company has $300,000 of 5.25% senior unsecured notes due December 1, 2025 (the "2025 Senior Notes"). The 2025 Senior Notes bear interest at a rate of 5.25% per annum with interest payable semi-annually in arrears on June 1 and December 1 of each year. The Company's obligations under the 2025 Senior Notes are guaranteed by certain of the Company's direct and indirect wholly-owned domestic subsidiaries. The Company is subject to certain covenants and other restrictions in connection with the 2025 Senior Notes. The Company incurred direct financing fees and costs in connection with 2025 Senior Notes. Unamortized costs were $2,744 and $3,284 at September 30, 2020 and 2019, respectively.

The Company has a $115,000 accounts receivable securitization facility (the "Securitization Facility") with certain financial institutions. The Securitization Facility, which had a maturity date of April 2020, was amended in March 2020 to extend the maturity date until March 2022. Under the Securitization Facility, the Company and certain of its domestic subsidiaries sell, on a continuous basis without recourse, their trade receivables to Matthews Receivables Funding Corporation, LLC (“Matthews RFC”), a wholly-owned bankruptcy-remote subsidiary of the Company. Matthews RFC in turn assigns a collateral interest in these receivables to certain financial institutions, and then may borrow funds under the Securitization Facility. The Securitization Facility does not qualify for sale treatment. Accordingly, the trade receivables and related debt obligations remain on the Company's Consolidated Balance Sheet. Borrowings under the Securitization Facility bear interest at LIBOR plus 0.75%. The Company is required to pay an annual commitment fee ranging from 0.25% to 0.35% of the unused portion of the Securitization Facility. Outstanding borrowings under the Securitization Facility at September 30, 2020 and 2019 were $67,700 and $93,950, respectively. The interest rate on borrowings under this facility at September 30, 2020 and 2019 was 0.90% and 2.77%, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

9.    LONG-TERM DEBT, (continued)
The following table presents information related to interest rate contracts entered into by the Company and designated as cash flow hedges:

	September 30, 2020	September 30, 2019
Pay fixed swaps - notional amount	$312,500	$293,750
Net unrealized loss	$(7,792)	$(534)
Weighted-average maturity period (years)	2.6	1.9
Weighted-average received rate	0.15%	2.02%
Weighted-average pay rate	1.34%	1.41%

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

The fair value of the interest rate swaps reflected an unrealized loss of $7,792 ($5,884 after tax) and an unrealized loss net of unrealized gains of $534 ($403 after tax) at September 30, 2020 and 2019, respectively, that is included in shareholders' equity as part of accumulated other comprehensive income ("AOCI").  Assuming market rates remain constant with the rates at September 30, 2020, a loss (net of tax) of approximately $2,389 included in AOCI is expected to be recognized in earnings over the next twelve months.
At September 30, 2020 and 2019, the interest rate swap contracts were reflected on a gross-basis in the consolidated balance sheets as follows:

Derivatives:	2020	2019
Current assets:
Other current assets	$—	$548
Long-term assets:
Other assets	—	297
Current liabilities:
Other current liabilities	(3,164)	(484)
Long-term liabilities:
Other liabilities	(4,628)	(895)
Total derivatives	$(7,792)	$(534)

The (losses) gains recognized on derivatives was as follows:

Derivatives in Cash Flow Hedging Relationships	Location of (Loss) Gain Recognized in Income on Derivatives	Amount of (Loss) Gain Recognized in Income on Derivatives
		2020	2019	2018
Interest rate swaps	Interest expense	$(861)	$3,181	$1,380

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

9.    LONG-TERM DEBT, (continued)
The Company recognized the following (losses) gains in AOCI:

Derivatives in Cash Flow Hedging Relationships	Amount of (Loss) Gain Recognized in AOCI on Derivatives			Location of (Loss) Gain Reclassified from AOCI into Income	Amount of (Loss) Gain Reclassified from AOCI into Income (Effective Portion*)
	2020	2019	2018	(Effective Portion*)	2020	2019	2018

Interest rate swaps	$(6,130)	$(6,540)	$6,095	Interest expense	$(650)	$2,402	$1,042
* There is no ineffective portion or amount excluded from effectiveness testing.

The Company, through certain of its European subsidiaries, has a credit facility with a European bank, which is guaranteed by Matthews.  The maximum amount of borrowings available under this facility is €35.0 million ($41,039).  The credit facility matures in December 2020 and the Company intends to extend this facility. Outstanding borrowings under the credit facility totaled €18.9 million ($22,166) and €12.8 million ($14,024) at September 30, 2020 and 2019, respectively. The weighted-average interest rate on outstanding borrowings under this facility was 1.25% at September 30, 2020 and 2019.

The Company’s German subsidiary, Matthews Europe GmbH, had €15.0 million ($16,376 at September 30, 2019) of senior unsecured notes with European banks.  The notes matured in November 2019 at which point they were paid. The weighted-average interest rate on the notes at September 30, 2019 was 1.40%.

Finance lease liabilities included as a component of debt totaled 9,684 and 3,631 at September 30, 2020 and 2019, respectively. Other borrowings totaled $20,742 and $395 at September 30, 2020 and 2019, respectively. The weighted-average interest rate on these outstanding borrowings was 2.10% and 2.17% at September 30, 2020 and 2019, respectively.

The Company uses certain foreign currency debt instruments as net investment hedges of foreign operations. Currency losses of $4,377 (net of income taxes of $1,420) and currency gains of $3,320 (net of income taxes of $1,077), which represent effective hedges of net investments, were reported as a component of AOCI within currency translation adjustment for fiscal 2020 and 2019, respectively.

In September 2014, a claim was filed by a customer seeking to draw upon a letter of credit issued by the Company of £8,570,000 ($11,032 at September 30, 2020) with respect to a performance guarantee on an incineration equipment project in Saudi Arabia. Management assessed the customer's demand to be without merit and initiated an action with the court in the United Kingdom (the "U.K. Court"). Pursuant to this action, an order was issued by the U.K. Court in January 2015 requiring that, upon receipt by the customer, the funds were to be remitted by the customer to the U.K. Court pending resolution of the dispute between the parties. As a result, the Company made payment on the draw to the financial institution for the letter of credit and the funds were ultimately received by the customer. The customer did not remit the funds to the U.K. Court as ordered. On June 14, 2016, the U.K. Court ruled completely in favor of Matthews following a trial on the merits. However, the ongoing dispute involves litigation in multiple foreign jurisdictions because the contract between the parties includes a venue clause requiring the venue for any litigation to be in the United Kingdom, while the enforcement of any final judgment is required to be executed in Saudi Arabia. The Company continues to pursue a trial on the merits in Saudi Arabia; however, given the recent coronavirus disease 2019 ("COVID-19") pandemic, the case has been further delayed. As the Company has successfully completed the project and subsequently operated the equipment, the Company remains confident regarding the pending trial on the merits in Saudi Arabia and expects to be in a position to enforce the judgment and initiate collection efforts following completion of that trial. However, the Company’s level of success in recovering funds from the customer will depend upon several factors including a successful completion of the pending trial on the merits in Saudi Arabia, the availability of recoverable funds, and the subsequent level of support of the Saudi Arabian government to enforce a potential judgment against the customer.

During the third quarter of fiscal 2020, the Saudi Arabian government implemented restrictions on travel to Mecca due to the COVID-19 pandemic. As a result, the Company was not able to support the operation of the incineration equipment for the local agency responsible for its operation during the current year Hajj Pilgrimage. Consequently, as of the filing of this report, the Company is now concerned regarding the level of anticipated support from the government in its collection efforts. Therefore, when considered collectively with the potential delay in completing the trial and other collectability risks, the Company established a reserve for the full value of the funded letter of credit as of June 30, 2020. The funded letter of credit was previously classified within other assets on the Consolidated Balance Sheet as of September 30, 2019. The Company will continue to assess the accounting and collectability related to this matter as facts and circumstances evolve.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

9.    LONG-TERM DEBT, (continued)
As of September 30, 2020 and 2019 the fair value of the Company's long-term debt, including current maturities, which is classified as Level 2 in the fair value hierarchy, approximated the carrying value included in the Consolidated Balance Sheets. The Company was in compliance with all of its debt covenants as of September 30, 2020.

Aggregate maturities by fiscal year of long-term debt, including other borrowings, is as follows:

2021	$55,564	(a)
2022	68,650
2023	979
2024	979
2025	395,816
Thereafter	302,862
	824,850
Finance lease obligations	9,684	(b)
	$834,534
(a) The Company maintains certain debt facilities with current maturity dates in fiscal 2021 that it intends and has the ability to extend beyond fiscal 2021 totaling $32,255. These balances have been classified as non-current on the Company's Consolidated Balance Sheet.
(b) Aggregate maturities of finance lease obligations can be found in Note 10, "Leases."

10.    LEASES:

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

Balance Sheet Classification	Lease Classification	September 30, 2020
Non-current assets:
Property, plant and equipment, net	Finance	$9,185
Other assets	Operating	72,011
Total lease assets		$81,196

Current liabilities:
Long-term debt, current maturities	Finance	$3,515
Other current liabilities	Operating	23,942
Non-current liabilities:
Long-term debt	Finance	6,169
Other liabilities	Operating	49,297
Total lease liabilities		$82,923

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

10.    LEASES, (continued)
The following table presents the components of lease cost:

For the Year Ended September 30, 2020
Finance lease cost:
Amortization of ROU assets	$2,112
Interest on lease liabilities	206
Operating lease cost (a)	23,735
Variable lease cost (a)	5,298
Sublease income	(732)
Total lease cost	$30,619
(a) Annual lease cost under operating leases were $29,033, $38,015 and $38,934 in fiscal 2020, 2019 and 2018, respectively.

Supplemental information regarding the Company's leases follows:

For the Year Ended September 30, 2020
Cash paid for finance and operating lease liabilities:
Operating cash flows from finance leases	$207
Operating cash flows from operating leases	$29,309
Financing cash flows from finance leases	$2,064
ROU assets obtained in exchange for new finance lease liabilities	$2,613
ROU assets obtained in exchange for new operating lease liabilities	$12,442

September 30, 2020
Weighted-average remaining lease term - finance leases (years)	4.39
Weighted-average remaining lease term - operating leases (years)	3.52
Weighted-discount rate - finance leases	2.89%
Weighted-discount rate - operating leases	2.82%

Maturities of lease obligations by fiscal year were as follows as of September 30, 2020:

	Operating Leases	Finance Leases
2021	$25,804	$3,847
2022	18,973	2,877
2023	12,939	1,168
2024	8,706	462
2025	5,515	407
Thereafter	5,224	1,753
Total future minimum lease payments	77,161	10,514
Less: Interest	3,922	830
Present value of lease liabilities:	$73,239	$9,684

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

11.     SHAREHOLDERS' EQUITY:

The authorized common stock of the Company consists of 70,000,000 shares of Class A Common Stock, $1.00 par value.

The Company has a stock repurchase program.  The buy-back program is designed to increase shareholder value, enlarge the Company's holdings of its common stock, and add to earnings per share.  Repurchased shares may be retained in treasury, utilized for acquisitions, or reissued to employees or other purchasers, subject to the restrictions set forth in the Company's Restated Articles of Incorporation.  Under the current authorization, the Company's Board of Directors has authorized the repurchase of a total of 5,000,000 shares of Matthews' common stock under the program, of which 538,736 shares remain available for repurchase as of September 30, 2020.

12.     SHARE-BASED PAYMENTS:

The Company maintains an equity incentive plan (the "2017 Equity Incentive Plan") that provides for grants of stock options, restricted shares, restricted share units, stock-based performance units and certain other types of stock-based awards. Under the 2017 Equity Incentive Plan, which has a ten-year term, the maximum number of shares available for grants or awards is an aggregate of 1,700,000.  At September 30, 2020, there were 1,700,000 shares reserved for future issuance under the 2017 Equity Incentive Plan. 565,860 restricted share units have been granted under the 2017 Equity Incentive Plan and are outstanding as of September 30, 2020. The 2017 Equity Incentive Plan is administered by the Compensation Committee of the Board of Directors.

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

For the years ended September 30, 2020, 2019 and 2018, stock-based compensation cost totaled $8,096, $7,729 and $13,460, respectively. The years ended September 30, 2020, 2019, and 2018 included $1,564, $1,849, and $2,850 respectively, of stock-based compensation cost that was recognized at the time of grant for retirement-eligible employees. The associated future income tax benefit recognized was $1,665, $1,535 and $2,826 for the years ended September 30, 2020, 2019 and 2018, respectively.

The transactions for restricted shares and restricted share units for the year ended September 30, 2020 were as follows:

	Shares	Weighted- average Grant-date Fair Value
Non-vested at September 30, 2019	615,635	$49.61
Granted	303,660	34.97
Vested	(128,795)	64.08
Expired or forfeited	(40,178)	55.65
Non-vested at September 30, 2020	750,322	$40.88

As of September 30, 2020, the total unrecognized compensation cost related to unvested restricted stock was $9,122 which is expected to be recognized over a weighted-average period of 1.8 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

12.     SHARE-BASED PAYMENTS, (continued)
The Company maintains the 2019 Director Fee Plan, the Amended and Restated 2014 Director Fee Plan and the 1994 Director Fee Plan (collectively, the "Director Fee Plans"). There will be no further fees or share-based awards granted under the Amended and Restated 2014 Director Fee Plan and the 1994 Director Fee Plan.  Under the 2019 Director Fee Plan, non-employee directors (except for the Chairman of the Board) each receive, as an annual retainer fee for fiscal 2020, either cash or shares of the Company's Class A Common Stock with a value equal to $85.  The annual retainer fee for fiscal 2020 paid to a non-employee Chairman of the Board is $185.  Where the annual retainer fee is provided in shares, each director may elect to be paid these shares on a current basis or have such shares credited to a deferred stock account as phantom stock, with such shares to be paid to the director subsequent to leaving the Board.  The total number of shares of stock that have been authorized to be issued under the 2019 Director Fee Plan or credited to a deferred stock compensation account for subsequent issuance is 150,000 shares of Common Stock (subject to adjustment upon certain events such as stock dividends or stock splits).  The value of deferred shares is recorded in other liabilities.  A total of 30,764 shares and share units had been deferred under the Director Fee Plans at September 30, 2020.  Additionally, non-employee directors each receive an annual stock-based grant (non-statutory stock options, stock appreciation rights and/or restricted shares or units) with a value of $125 for fiscal year 2020.  241,378 restricted shares and restricted share units have been granted under the Director Fee Plans, 68,149 of which were issued under the 2019 Director Fee Plan and are unvested at September 30, 2020.

13.     EARNINGS PER SHARE:

The information used to compute (loss) earnings per share attributable to Matthews' common shareholders was as follows:

	2020	2019	2018
Net (loss) income available to Matthews shareholders	$(87,155)	$(37,988)	$107,371

Weighted-average shares outstanding (in thousands):
Basic shares	31,190	31,416	31,674
Effect of dilutive securities	—	—	187
Diluted shares	31,190	31,416	31,861

Anti-dilutive securities excluded from the dilutive calculation were insignificant for the fiscal year ended September 30, 2018.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

14.    PENSION AND OTHER POSTRETIREMENT PLANS:
The Company provides defined benefit pension and other postretirement plans to certain employees. Effective January 1, 2014, the Company's principal retirement plan was closed to new participants.  The following provides a reconciliation of benefit obligations, plan assets and funded status of the plans as of the Company's actuarial valuation as of September 30, 2020 and 2019:

	Pension		Other Postretirement
	2020	2019	2020	2019
Change in benefit obligation:
Benefit obligation, beginning of year	$289,957	$241,553	$20,952	$18,826
Service cost	8,679	7,998	227	244
Interest cost	7,735	9,202	501	718
Actuarial loss (gain)	23,827	43,198	(1,402)	2,212
Exchange loss (gain)	799	(581)	—	—
Benefit payments	(12,110)	(11,413)	(847)	(1,048)
Benefit obligation, end of year	318,887	289,957	19,431	20,952

Change in plan assets:
Fair value, beginning of year (1)	155,313	158,662	—	—
Actual return	8,705	6,852	—	—
Benefit payments	(12,110)	(11,413)	(847)	(1,048)
Employer contributions	16,226	1,212	847	1,048
Fair value, end of year (1)	168,134	155,313	—	—

Funded status (1)	(150,753)	(134,644)	(19,431)	(20,952)
Unrecognized actuarial loss (gain)	110,971	95,741	676	(106)
Unrecognized prior service cost	343	(367)	(2,048)	(330)
Net amount recognized	$(39,439)	$(39,270)	$(20,803)	$(21,388)

Amounts recognized in the consolidated balance sheet:
Current liability	$(905)	$(882)	$(831)	$(989)
Noncurrent benefit liability	(149,848)	(133,762)	(18,600)	(19,963)
Accumulated other comprehensive loss (income)	111,314	95,374	(1,372)	(436)
Net amount recognized	$(39,439)	$(39,270)	$(20,803)	$(21,388)

Amounts recognized in accumulated
other comprehensive loss (income):
Net actuarial loss (income)	$110,971	$95,741	$676	$(106)
Prior service cost	343	(367)	(2,048)	(330)
Net amount recognized	$111,314	$95,374	$(1,372)	$(436)

(1) The fair value of plan assets and funded status do not include the value of investments held in trust for the Company's non-qualified supplemental retirement plan. These investments totaled $24,610 and $22,986 as of September 30, 2020 and 2019, respectively. Refer to Note 7, "Investments" for further details.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

14.    PENSION AND OTHER POSTRETIREMENT PLANS, (continued)

Based upon actuarial valuations performed as of September 30, 2020 and 2019, the accumulated benefit obligation for the Company's defined benefit pension plans was $295,674 and $270,140 at September 30, 2020 and 2019, respectively, and the projected benefit obligation for the Company's defined benefit pension plans was $318,887 and $289,957 at September 30, 2020 and 2019, respectively.

Net periodic pension and other postretirement benefit cost for the plans included the following:

	Pension			Other Postretirement
	2020	2019	2018	2020	2019	2018
Service cost	$8,679	$7,998	$8,159	$227	$244	$335
Interest cost *	7,735	9,202	8,210	501	718	631
Expected return on plan assets *	(10,214)	(10,304)	(10,136)	—	—	—
Amortization:
Prior service cost	(186)	(186)	(138)	(464)	(195)	(195)
Net actuarial loss *	9,767	4,245	7,018	—	(59)	—
Net benefit cost	$15,781	$10,955	$13,113	$264	$708	$771
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

Benefit payments under the Company's principal retirement plan are made from plan assets, while benefit payments under the supplemental retirement plan and postretirement benefit plan are funded from the Company's operating cash. In response to COVID-19, the federal government passed a modified relief bill, which provides additional funding measures associated with IRS regulations. In accordance with this bill, the Company was not required to make contributions to its principal retirement plan in fiscal 2020. However, the Company contributed 668,000 shares of its Class A Common Stock to its principal retirement plan during the fourth quarter of fiscal 2020. The shares had a market value of approximately $14,983 at the time of the contribution. The Company is required to make contributions of approximately $4,191 to its principal retirement plan in fiscal 2021.

Contributions made in fiscal 2020 are as follows:

Contributions	Pension	Other Postretirement
Principal retirement plan *	$14,983	$—
Supplemental retirement plan	821	—
Other retirement plans	422	—
Other postretirement plan	—	847
* Amount represents contribution of Matthews Class A Common Stock (see above).

Amounts of AOCI expected to be recognized in net periodic benefit costs in fiscal 2021 include:

	Pension Benefits	Other Postretirement Benefits
Net actuarial loss	$12,076	$—
Prior service cost	(68)	(364)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

14.    PENSION AND OTHER POSTRETIREMENT PLANS, (continued)

The weighted-average assumptions in the following table represent the rates used to develop the actuarial present value of the projected benefit obligation for the year listed and also the net periodic benefit cost for the following year. The measurement date of annual actuarial valuations for the Company's principal retirement and other postretirement benefit plans was September 30, for fiscal 2020, 2019 and 2018.  The weighted-average assumptions for those plans were:

	Pension			Other Postretirement
	2020	2019	2018	2020	2019	2018
Discount rate	2.62%	3.13%	4.21%	2.63%	3.10%	4.19%
Return on plan assets	6.75%	6.75%	6.75%	—	—	—
Compensation increase	3.50%	3.50%	3.50%	—	—	—

In October 2014, the Society of Actuaries' Retirement Plans Experience Committee ("RPEC") released new mortality tables known as RP 2014. Each year, RPEC releases an update to the mortality improvement assumption that was released with the RP 2014 tables. The Company considered the RPEC mortality and mortality improvement tables and performed a review of its own mortality history to assess the appropriateness of the RPEC tables for use in generating financial results.  In fiscal years 2020, 2019 and 2018, the Company elected to value its principal retirement and other postretirement benefit plan liabilities using the base RP 2014 mortality table and a slightly modified fully generational mortality improvement assumption. The revised assumption uses the most recent RPEC mortality improvement table for all years where the RPEC tables are based on finalized data, and the most recently published Social Security Administration Intermediate mortality improvement for subsequent years.

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

The Company's defined benefit pension plans' weighted-average asset allocation at September 30, 2020 and 2019 and weighted-average target allocation were as follows:

	Plan Assets at		Target
Asset Category	2020	2019	Allocation*
Equity securities	$118,677	$105,297	65%
Fixed income, cash and cash equivalents	34,184	39,156	25%
Other investments	15,273	10,860	10%
	$168,134	$155,313	100%
* Target allocation relates to the Company's primary defined benefit pension plan as of September 30, 2020.

Based on an analysis of the historical and expected future performance of the plan's assets and information provided by its independent investment advisor, the Company set the long-term rate of return assumption for its primary defined benefit pension plans' assets at 6.75% in 2020 for purposes of determining pension cost and funded status under current guidance.  The Company's discount rate assumption used in determining the present value of the projected benefit obligation is based upon published indices.

The Company categorizes plan assets within a three level fair value hierarchy (see Note 5, "Fair Value Measurements" for a further discussion of the fair value hierarchy). The valuation methodologies used to measure the fair value of pension assets, including the level in the fair value hierarchy in which each type of pension plan asset is classified as follows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

14.    PENSION AND OTHER POSTRETIREMENT PLANS, (continued)

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

The Company's defined benefit pension plans' asset categories at September 30, 2020 and 2019 were as follows:

	September 30, 2020
Asset Category	Level 1	Level 2	Level 3	Total
Equity securities - stocks (1)	$37,089	$—	$—	$37,089
Equity securities - mutual funds	81,588	—	—	81,588
Fixed income securities	11,738	20,086	—	31,824
Cash and cash equivalents	2,360	—	—	2,360
Other investments	—	—	15,273	15,273
Total	$132,775	$20,086	$15,273	$168,134
(1) Includes $14,936 of of Matthews Class A Common Stock in Level 1.

	September 30, 2019
Asset Category	Level 1	Level 2	Level 3	Total
Equity securities - stocks	$54,985	$—	$—	$54,985
Equity securities - mutual funds	50,312	—	—	50,312
Fixed income securities	15,829	18,968	—	34,797
Cash and cash equivalents	4,359	—	—	4,359
Other investments	—	—	10,860	10,860
Total	$125,485	$18,968	$10,860	$155,313

Changes in the fair value of Level 3 assets at September 30, 2020 and 2019 are summarized as follows:

Asset Category	Fair Value, Beginning of Period	Acquisitions	Dispositions	Realized Gains	Unrealized Gains (Losses)	Fair Value, End of Period
Other investments:
Fiscal Year Ended:
September 30, 2020	$10,860	$10,835	$(6,326)	$220	$(316)	$15,273
September 30, 2019	10,115	4,162	(2,786)	685	(1,316)	10,860

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

14.    PENSION AND OTHER POSTRETIREMENT PLANS, (continued)

Benefit payments expected to be paid are as follows:

Years ending September 30:	Pension Benefits	Other Postretirement Benefits

2021	$11,363	$831
2022	12,302	858
2023	12,630	887
2024	14,138	910
2025	14,252	931
2026-2030	78,163	4,557
	$142,848	$8,974

For measurement purposes, a rate of increase of 7.0% in the per capita cost of health care benefits was assumed for 2021; the rate was assumed to decrease gradually to 4.0% for 2070 and remain at that level thereafter.  Assumed health care cost trend rates have a significant effect on the amounts reported.  An increase in the assumed health care cost trend rates by one percentage point would have increased the accumulated postretirement benefit obligation as of September 30, 2020 by $50 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year then ended by $3.  A decrease in the assumed health care cost trend rates by one percentage point would have decreased the accumulated postretirement benefit obligation as of September 30, 2020 by $46 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year then ended by $3.

The Company sponsors defined contribution plans for hourly and salary employees. The expense associated with the contributions made to these plans was $8,692, $8,176, and $8,685 for the fiscal years ended September 30, 2020, 2019 and 2018, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

15.     ACCUMULATED OTHER COMPREHENSIVE INCOME:
The changes in AOCI by component, net of tax, for the years ended September 30, 2020, 2019, and 2018 were as follows:

	Postretirement Benefit Plans		Currency Translation Adjustment	Derivatives		Total
Attributable to Matthews:
Balance, September 30, 2017	$(43,623)		$(112,907)	$2,415		$(154,115)
OCI before reclassification	10,584		(22,053)	6,095		(5,374)
Amounts reclassified from AOCI	5,047	(a)	—	(1,042)	(b)	4,005
Net current-period OCI	15,631		(22,053)	5,053		(1,369)
Reclassification of AOCI tax effects	(9,884)	(c)	—	1,070	(c)	(8,814)
Balance, September 30, 2018	$(37,876)		$(134,960)	$8,538		$(164,298)
OCI before reclassification	(36,784)		(21,254)	(6,540)		(64,578)
Amounts reclassified from AOCI	2,917	(a)	—	(2,402)	(b)	515
Net current-period OCI	(33,867)		(21,254)	(8,942)		(64,063)
Balance, September 30, 2019	$(71,743)		$(156,214)	$(404)		$(228,361)
OCI before reclassification	(18,094)		4,333	(6,130)		(19,891)
Amounts reclassified from AOCI	6,883	(a)	—	650	(b)	7,533
Net current-period OCI	(11,211)		4,333	(5,480)		(12,358)
Balance, September 30, 2020	$(82,954)		$(151,881)	$(5,884)		$(240,719)

Attributable to noncontrolling interest:
Balance, September 30, 2017	$—		$396	$—		$396
OCI before reclassification	—		71	—		71
Net current-period OCI	—		71	—		71
Balance, September 30, 2018	—		467	—		467
OCI before reclassification	—		(92)	—		(92)
Net current-period OCI	—		(92)	—		(92)
Balance, September 30, 2019	—		375	—		375
OCI before reclassification	—		(7)	—		(7)
Net current-period OCI	—		(7)	—		(7)
Balance, September 30, 2020	$—		$368	$—		$368
(a)Amounts were included in net periodic benefit cost for pension and other postretirement benefit plans (see Note 14).
(b)Amounts were included in interest expense in the periods the hedged item affected earnings (see Note 9).
(c)Amounts were reclassified from AOCI to retained earnings through adoption of ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220) (see Note 3).

Accumulated other comprehensive loss at September 30, 2020 and 2019 consisted of the following:

	2020	2019
Cumulative foreign currency translation	$(151,881)	$(156,214)
Fair value of derivatives, net of tax of $1,908 and $131, respectively	(5,884)	(404)
Minimum pension liabilities, net of tax of $26,988 and $23,195, respectively	(82,954)	(71,743)
	$(240,719)	$(228,361)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

15.     ACCUMULATED OTHER COMPREHENSIVE INCOME, (continued)
Reclassifications out of AOCI for the years ended September 30, 2020, 2019 and 2018 were as follows:

Details about AOCI Components	September 30, 2020	September 30, 2019	September 30, 2018	Affected line item in the Statement of Income
Postretirement benefit plans
Prior service (cost) credit (a)	$650	$381	$333
Actuarial losses (a)	(9,767)	(4,245)	(7,018)
	(9,117)	(3,864)	(6,685)	Income before income tax (b)
	2,234	947	1,638	Income taxes
	$(6,883)	$(2,917)	$(5,047)	Net income
Derivatives
Interest rate swap contracts	$(861)	$3,181	$1,380	Interest expense
	(861)	3,181	1,380	Income before income tax (b)
	211	(779)	(338)	Income taxes
	$(650)	$2,402	$1,042	Net income
(a)Prior service cost amounts are included in the computation of pension and other postretirement benefit expense, which is reported in both cost of goods sold and selling and administrative expenses.  Actuarial losses are reported in other income (deductions), net. For additional information, see Note 14.
(b)For pre-tax items, positive amounts represent income and negative amounts represent expense.

16.     INCOME TAXES:

The income tax (benefit) provision consisted of the following:

	2020	2019	2018
Current:
Federal	$(12,354)	$3,308	$(2,577)
State	(1,030)	2,232	1,051
Foreign	11,306	2,049	15,533
	(2,078)	7,589	14,007
Deferred:
Federal	4,710	(5,472)	(24,094)
State	2,880	(2,782)	1,315
Foreign	(24,197)	1,471	(346)
	(16,607)	(6,783)	(23,125)
Total	$(18,685)	$806	$(9,118)

The U.S. Tax Cuts and Jobs Act (the “Act”) was enacted on December 22, 2017. The Act reduced the U.S. federal corporate tax rate from 35.0% to 21.0% effective January 1, 2018, which resulted in a blended U.S. statutory tax rate of 24.5% for the Company in fiscal 2018, and a 21.0% rate for the Company in fiscal 2019 and fiscal 2020. The Act also required a one-time transition tax on earnings of certain foreign subsidiaries that were previously deferred, and created new taxes on certain foreign-sourced earnings.

Global intangible low taxed income ("GILTI"): The Act also created a new requirement that certain income earned by foreign subsidiaries must be included currently in the gross income of the U.S. shareholder. Under U.S. GAAP, the Company is permitted to make an accounting policy election to either treat taxes due on future inclusions in U.S. taxable income related to GILTI as a current-period expense when incurred or to factor such amounts into the Company's measurement of its deferred taxes. The Company has made the election to treat taxes due on future inclusions related to GILTI as current period expense. The Company has calculated that no provision for GILTI tax expense was required in fiscal 2019 or fiscal 2020.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

16.     INCOME TAXES, (continued)

The reconciliation of the federal statutory tax rate to the consolidated effective tax rate was as follows:

	2020	2019	2018
Federal statutory tax rate	21.0%	21.0%	24.5%
Effect of state income taxes, net of federal deduction	(1.9)%	2.7%	2.2%
Foreign statutory taxes compared to federal statutory rate	3.4%	(0.8)%	1.4%
Share-based compensation	(1.4)%	(3.1)%	(0.6)%
U.S. manufacturing incentive	—%	—%	(1.3)%
Tax credits	1.8%	4.9%	(2.7)%
Tax basis difference	—%	9.8%	(1.5)%
Transition tax	—%	—%	9.0%
U.S. statutory tax rate change on temporary differences	—%	—%	(38.7)%
Goodwill write-down	(9.4)%	(40.2)%	—%
Tax rate differential on net operating loss carryback	4.2%	—%	—%
Other	(0.1)%	3.6%	(1.6)%
Effective tax rate	17.6%	(2.1)%	(9.3)%

The Company's consolidated income taxes for the year ended September 30, 2020 were a benefit of $18,685, compared to an expense of $806 for fiscal 2019, and a benefit of $9,118 for fiscal 2018. The difference between the Company's consolidated income taxes for fiscal 2020 versus fiscal 2019 primarily resulted from the fiscal 2020 consolidated loss before income taxes, which reflected the goodwill write-down recorded in the second quarter of fiscal 2020, which was partially non-deductible, as well as a benefit for an expected net operating loss (“NOL”) carryback. The NOL will be carried back five years allowing it to offset income that was previously taxed at a federal statutory tax rate of 35%. The Company’s fiscal 2020 effective tax rate was negatively affected by the non-deductible portion of the goodwill write-down along with certain other non-deductible expenses. The fiscal 2020 effective tax rate benefited from research and development and foreign tax credits, the reduction of uncertain tax positions due to the completion of a foreign tax audit, and the tax benefit of the NOL carryback. The increase in the fiscal 2019 effective tax rate, compared to fiscal 2018, primarily reflected the fiscal 2018 U.S. deferred tax benefit from the Act enactment, as well as a goodwill impairment in fiscal 2019 that was not tax deductible. The fiscal 2019 effective tax rate benefited from research and development and foreign tax credits and the elimination, achieved through tax planning, of a taxable basis difference.

The Company's foreign subsidiaries had loss before income taxes for the year ended September 30, 2020 and income before income taxes for the years ended September 30, 2019 and 2018 of approximately $68,343, $11,042 and $56,424, respectively. Deferred income taxes have not been provided on undistributed earnings of foreign subsidiaries since they have either been previously taxed, or are now exempt from tax, under the U.S. Tax Cuts and Jobs Act, and such earnings are considered to be reinvested indefinitely in foreign operations. At September 30, 2020, undistributed earnings of foreign subsidiaries for which deferred income taxes have not been provided approximated $383,423.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

16.     INCOME TAXES, (continued)

The components of deferred tax assets and liabilities at September 30, 2020 and 2019 are as follows:

	2020	2019
Deferred tax assets:
Pension and postretirement benefits	$39,705	$37,587
Accruals and reserves not currently deductible	12,258	10,400
Income tax credit carryforward	5,308	3,204
Operating and capital loss carryforwards	34,146	21,896
Stock options	4,062	4,778
Other	8,376	5,381
Total deferred tax assets	103,855	83,246
Valuation allowances	(22,527)	(15,352)
Net deferred tax assets	81,328	67,894

Deferred tax liabilities:
Depreciation	(27,671)	(24,792)
Unrealized gains and losses	389	(565)
Goodwill and intangible assets	(123,259)	(138,952)
Other	(5,941)	(1,035)
Total deferred tax liabilities	(156,482)	(165,344)

Net deferred tax liability	$(75,154)	$(97,450)

At September 30, 2020, the Company had foreign net operating loss carryforwards of $101,994 and foreign capital loss carryforwards of $20,119. The Company has recorded deferred tax assets of $2,189 for state net operating loss carryforwards, which will be available to offset future income tax liabilities. If not used, state net operating losses will begin to expire in 2021.  Certain of the foreign net operating losses begin to expire in 2021 while the majority of the Company's foreign net operating losses have no expiration period. Certain of these carryforwards are subject to limitations on use due to tax rules affecting acquired tax attributes, loss sharing between group members, and business continuation. Therefore, the Company has established tax-effected valuation allowances against these tax benefits in the amount of $22,527 at September 30, 2020.

Changes in the total amount of gross unrecognized tax benefits (excluding penalties and interest) are as follows:

	2020	2019	2018
Balance, beginning of year	$15,526	$14,827	$7,968
Increases for tax positions of prior years	500	—	7,886
Decreases for tax positions of prior years	(2,727)	—	—
Increases based on tax positions related to the current year	939	1,420	882
Decreases due to lapse of statute of limitation	(3,755)	(721)	(1,909)
Balance, end of year	$10,483	$15,526	$14,827

The Company had unrecognized tax benefits of $7,066 at September 30, 2020, which would impact the annual effective tax rate.  It is reasonably possible that the amount of unrecognized tax benefits could decrease by approximately $7,803 in the next 12 months primarily due to the completion of audits and the expiration of the statute of limitation related to specific tax positions.

The Company classifies interest and penalties on tax uncertainties as a component of the provision for income taxes.  Total penalties and interest accrued were $2,172 and $2,880 at September 30, 2020 and 2019, respectively.  These accruals may potentially be applicable in the event of an unfavorable outcome of uncertain tax positions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

16.     INCOME TAXES, (continued)

The Company is currently under examination in several tax jurisdictions and remains subject to examination until the statute of limitation expires for those tax jurisdictions.

As of September 30, 2020, the tax years that remain subject to examination by major jurisdiction generally are:

United States - Federal	2017 and forward
United States - State	2016 and forward
Canada	2016 and forward
Germany	2019 and forward
United Kingdom	2019 and forward
Australia	2015 and forward
Singapore	2016 and forward

17.     COMMITMENTS AND CONTINGENT LIABILITIES:

The Company is party to various legal proceedings, the eventual outcome of which are not predictable.  Although the ultimate disposition of these proceedings is not presently determinable, management is of the opinion that they should not result in liabilities in an amount which would materially affect the Company's consolidated financial position, results of operations or cash flows.

The Company has employment agreements with certain employees, the terms of which expire at various dates between fiscal 2021 and 2025.  The agreements generally provide for base salary and bonus levels and include non-compete provisions.  The aggregate commitment for salaries under these agreements at September 30, 2020 was $6,723.

18.     SUPPLEMENTAL CASH FLOW INFORMATION:

Changes in working capital items as presented in the Consolidated Statements of Cash Flows consisted of the following:

	2020	2019	2018
Current assets:
Accounts receivable	$24,055	$8,779	$(790)
Inventories	5,976	830	(2,869)
Other current assets	(14,803)	10,317	(16,293)
	15,228	19,926	(19,952)
Current liabilities:
Trade accounts payable	8,363	3,715	2,516
Accrued compensation	15,512	(8,832)	(10,940)
Accrued income taxes	(2,384)	(5,416)	(9,973)
Other current liabilities	9,648	(21,875)	28,415
	31,139	(32,408)	10,018
Net change	$46,367	$(12,482)	$(9,934)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

19.     SEGMENT INFORMATION, (continued)

Information about the Company's segments follows:

	SGK Brand Solutions	Memorialization	Industrial Technologies	Corporate and Non-Operating	Consolidated
Sales to external customers:
2020	$693,093	$656,035	$149,178	$—	$1,498,306
2019	743,869	636,892	156,515	—	1,537,276
2018	805,274	631,392	165,914	—	1,602,580
Intersegment sales:
2020	29	4	281	—	314
2019	703	25	48	—	776
2018	310	2	9	—	321
Depreciation and amortization:
2020	87,597	20,527	5,771	5,163	119,058
2019	59,684	19,731	6,195	5,183	90,793
2018	46,300	20,005	5,796	4,873	76,974
Adjusted EBITDA:
2020	90,644	146,285	22,753	(56,602)	203,080
2019	119,493	134,286	24,082	(56,989)	220,872
2018	150,233	145,487	25,864	(66,470)	255,114
Total assets:
2020	1,014,097	779,886	192,948	85,702	2,072,633
2019	1,106,276	830,377	191,533	62,417	2,190,603
2018	1,285,053	814,800	196,855	61,036	2,357,744
Capital expenditures:
2020	20,250	11,282	1,598	1,719	34,849
2019	22,310	9,352	2,382	3,644	37,688
2018	22,133	15,513	2,577	2,977	43,200

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

19.     SEGMENT INFORMATION, (continued)

A reconciliation of adjusted EBITDA to net income follows:

	2020	2019	2018
Total Adjusted EBITDA	$203,080	$220,872	$255,114

Acquisition costs (1)**	$(3,844)	$(10,872)	$(10,918)
ERP integration costs (2)**	(2,296)	(7,508)	(10,864)
Strategic initiatives and other charges (3)**	(33,799)	(13,449)	(5,266)
Legal matter reserve (4)	(10,566)	—	—
Non-recurring / incremental COVID-19 costs (5)	(4,655)	—	—
Goodwill write-downs (6)	(90,408)	(77,572)	—
Net realized gains (losses) on divestitures and asset dispositions:
Gain (loss) on sale of ownership interests in subsidiaries (7)	11,208	(6,469)	—
Realized (loss) gain on cost-method investments (8)	—	(4,731)	3,771
Net gains from the sale of buildings and vacant properties (9)	—	7,347	—
Joint Venture depreciation, amortization, interest expense and other charges (10)	(4,732)	(1,514)	—
Stock-based compensation	(8,096)	(7,729)	(13,460)
Non-service pension and postretirement expense (11)	(7,789)	(3,802)	(5,723)
Depreciation and amortization *	(119,058)	(90,793)	(76,974)
Interest expense	(34,885)	(40,962)	(37,427)
Net loss attributable to noncontrolling interests	(497)	(901)	(260)
(Loss) income before income taxes	(106,337)	(38,083)	97,993
Income tax benefit (provision)	18,685	(806)	9,118
Net (loss) income	$(87,652)	$(38,889)	$107,111

(1) Includes certain non-recurring costs associated with recent acquisition activities.
(2) Represents costs associated with global ERP system integration efforts.
(3) Includes certain non-recurring costs primarily associated with productivity and cost-reduction initiatives intended to result in improved operating performance, profitability and working capital levels.

(4) Represents a reserve established for a legal matter involving a letter of credit for a customer in Saudi Arabia within the Memorialization segment (see Note 9, "Long Term Debt").
(5) Includes certain non-recurring direct incremental costs (such as costs for purchases of computer peripherals and devices to facilitate working-from-home, additional personal protective equipment and cleaning supplies and services, etc.) incurred in response to COVID-19. This amount does not include the impact of any lost sales or underutilization due to COVID-19.

(6) Represents goodwill write-downs within the SGK Brand Solutions segment (see Note 21, "Goodwill and Other Intangible Assets").
(7) Represents the gain (loss) on the sale of ownership interests in subsidiaries within the Memorialization segment.
(8) Includes gains/losses related to cost-method investments, and related assets, within the SGK Brand Solutions and Memorialization segments.
(9) Includes significant building and vacant property transactions resulting in a gain of $8,663 within the Industrial Technologies segment and losses of $915 and $401 within the SGK Brand Solutions and Memorialization segments, respectively.

(10) Represents the Company's portion of depreciation, intangible amortization, interest expense, and other non-recurring charges incurred by non-consolidated subsidiaries accounted for as equity-method investments within the Memorialization segment.

(11) Non-service pension and postretirement expense includes interest cost, expected return on plan assets and amortization of actuarial gains and losses. These benefit cost components are excluded from adjusted EBITDA since they are primarily influenced by external market conditions that impact investment returns and interest (discount) rates. The service cost and prior service cost components of pension and postretirement expense are included in the calculation of adjusted EBITDA, since they are considered to be a better reflection of the ongoing service-related costs of providing these benefits. Please note that GAAP pension and postretirement expense or the adjustment above are not necessarily indicative of the current or future cash flow requirements related to these employee benefit plans.

* Depreciation and amortization was $87,597, $59,684, and $46,300 for the SGK Brand Solutions segment, $20,527, $19,731, and $20,005 for the Memorialization segment, $5,771, $6,195, and $5,796 for the Industrial Technologies segment, and $5,163, $5,183, and $4,873 for Corporate and Non-Operating, for the fiscal years ended September 30, 2020, 2019, and 2018, respectively.
** Acquisition costs, ERP integration costs, and strategic initiatives and other charges were $13,990, $8,903, and $11,044 for the SGK Brand Solutions segment, $268, $3,073, and $613 for the Industrial Technologies segment, and $22,985, $19,853, and $13,961 for Corporate and Non-Operating, for the fiscal years ended September 30, 2020, 2019, and 2018, respectively. Acquisition costs, ERP integration costs, and strategic initiatives and other charges were $2,696, and $1,430 for the Memorialization segment for the fiscal years ended September 30, 2020, and 2018, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

19.     SEGMENT INFORMATION, (continued)

Information about the Company's operations by geographic area follows:

	North America	Central and South America	Europe	Australia	Asia	Consolidated
Sales to external customers:
2020	$1,037,705	$6,304	$387,831	$21,079	$45,387	$1,498,306
2019	1,038,268	5,853	426,253	20,885	46,017	1,537,276
2018	1,066,367	6,171	456,078	23,276	50,688	1,602,580

Long-lived assets:
2020	957,393	14,063	286,990	21,746	55,482	1,335,674
2019	1,047,505	15,585	342,802	21,278	57,729	1,484,899
2018	1,182,250	16,535	365,455	23,037	58,302	1,645,579

20.    ACQUISITIONS AND DIVESTITURES:

Fiscal 2020:

During the fourth quarter of fiscal 2020, the Company completed a small acquisition in the Memorialization segment for a purchase price of $1,000 (net of cash acquired and holdback amounts, subject to working capital adjustments). The preliminary purchase price allocation is not finalized as of September 30, 2020 and is subject to changes as the Company obtains additional information related to fixed assets and other assets, and liabilities.

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

During fiscal 2018, the Company completed several additional smaller acquisitions for an aggregate purchase price of $39,465 (net of cash acquired and holdback amounts). These additional acquisitions strengthen the Company's operations across the SGK Brand Solutions and Memorialization segments. The Company finalized the allocation of purchase price related to these acquisitions during fiscal 2019 and 2018 resulting in immaterial adjustments to certain working capital accounts.

21.     GOODWILL AND OTHER INTANGIBLE ASSETS:

Changes to goodwill during the years ended September 30, 2020 and 2019, follow.

	SGK Brand Solutions	Memorialization	Industrial Technologies	Consolidated
Net goodwill at September 30, 2018	$485,318	$371,550	$92,026	$948,894
Additions during period	1,506	3,592	—	5,098
Divestiture during period	—	(14,970)	—	(14,970)
Translation and other adjustments	(13,548)	(435)	(660)	(14,643)
Goodwill write-down	(77,572)	—	—	(77,572)
Net goodwill at September 30, 2019	395,704	359,737	91,366	846,807
Translation and other adjustments	6,441	1,945	603	8,989
Goodwill write-down	(90,408)	—	—	(90,408)
Net goodwill at September 30, 2020	$311,737	$361,682	$91,969	$765,388

In fiscal 2019, the additions to SGK Brand Solutions goodwill reflects the acquisition of Frost. The changes in Memorialization goodwill primarily reflect small acquisitions and divestitures completed in fiscal 2019.
The net goodwill balances at September 30, 2020 and 2019 included $178,732 and $88,324 of accumulated impairment losses, respectively. Accumulated impairment losses at September 30, 2020 were $173,732 and $5,000 for the SGK Brand Solutions and Memorialization segments, respectively. Accumulated impairment losses at September 30, 2019 were $83,324 and $5,000 for the SGK Brand Solutions and Memorialization segments, respectively.

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

During the fourth quarter of fiscal 2019, the Company initiated an in-depth review of the commercial and cost structure of the SGK Brand Solutions segment as a result of continued challenging market conditions affecting the segment. This review identified certain opportunities to improve the segment’s profitability and reduce its operating cost structure and, as a result, the Company revised its estimates of future earnings and cash flows for the Graphics Imaging reporting unit. In response to these revised projections, the Company re-evaluated the goodwill for the Graphics Imaging reporting unit, as of September 1, 2019. As a result of this interim assessment, the Company recorded a goodwill write-down of $77.6 million during the fiscal 2019 fourth quarter.
The following tables summarize the carrying amounts and related accumulated amortization for intangible assets as of September 30, 2020 and 2019, respectively.

	Carrying Amount	Accumulated Amortization	Net
September 30, 2020
Indefinite-lived trade names	$30,540	$—	$30,540
Definite-lived trade names	148,867	(64,462)	84,405
Customer relationships	379,246	(166,892)	212,354
Copyrights/patents/other	20,704	(14,505)	6,199
	$579,357	$(245,859)	$333,498

September 30, 2019
Indefinite-lived trade names	$30,540	$—	$30,540
Definite-lived trade names	148,628	(22,653)	125,975
Customer relationships	374,515	(137,330)	237,185
Copyrights/patents/other	20,463	(13,513)	6,950
	$574,146	$(173,496)	$400,650

The net change in intangible assets during fiscal 2020 included a small acquisition, the impact of foreign currency fluctuations during the period, and additional amortization.

During fiscal 2019, the Company reassessed its trade name strategy for the SGK Brand Solutions segment, in conjunction with an overall assessment and shift of its commercial structure and strategy for this segment, and initiated a plan to reduce its global trade names for its core brand solutions businesses. As a result of this change, the Company has begun to discontinue the use of certain trade names within the SGK Brand Solutions segment. Accordingly, the remaining useful lives of the impacted trade names have been reduced to reflect the Company’s brand migration plans and an estimated time period when the discontinued trade names will be classified as defensive assets.

Amortization expense on intangible assets was $71,514, $45,756, and $31,562 in fiscal 2020, 2019 and 2018, respectively. Fiscal year amortization expense is estimated to be approximately $60,448 in 2021, $47,046 in 2022, $28,165 in 2023, $26,458 in 2024 and $24,472 in 2025.

SUPPLEMENTARY FINANCIAL INFORMATION

Selected Quarterly Financial Data (Unaudited):

The following table sets forth certain items included in the Company's unaudited consolidated financial statements for each quarter of fiscal 2020 and fiscal 2019.

	Quarter Ended
	December 31	March 31	June 30	September 30	Year Ended September 30
	(Dollar amounts in thousands, except per share data)
Fiscal Year 2020
Sales	$364,944	$374,800	$359,422	$399,140	$1,498,306

Gross profit	115,727	124,764	120,953	136,325	497,769

Operating (loss) profit	(4,943)	(85,097)	5,246	20,601	(64,193)

Net (loss) income attributable to Matthews shareholders	(10,466)	(86,364)	2,269	7,406	(87,155)

(Loss) earnings per share:
Basic	$(0.34)	$(2.77)	$0.07	$0.24	$(2.79)
Diluted	(0.34)	(2.77)	0.07	0.24	(2.79)

Fiscal Year 2019:
Sales	$374,177	$391,400	$379,294	$392,405	$1,537,276

Gross profit	126,411	136,281	137,178	142,596	542,466

Operating profit (loss)	16,166	24,264	29,691	(59,818)	10,303

Net income (loss) attributable to Matthews shareholders	3,097	15,417	14,629	(71,131)	(37,988)

Earnings (loss) per share:
Basic	$0.10	$0.49	$0.47	$(2.28)	$(1.21)
Diluted	0.10	0.48	0.46	(2.28)	(1.21)

FINANCIAL STATEMENT SCHEDULE

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

		Additions
Description	Balance at Beginning of Period	Charged to Expense	Charged to other Accounts (1)	Deductions (2)	Balance at End of Period
	(Dollar amounts in thousands)
Allowance for Doubtful Accounts:
Fiscal Year Ended:
September 30, 2020	$10,846	$1,736	$15	$(2,979)	$9,618
September 30, 2019	11,158	2,787	20	(3,119)	10,846
September 30, 2018	11,622	855	762	(2,081)	11,158
(1)Amount comprised principally of acquisitions and purchase accounting adjustments in connection with acquisitions, and amounts reclassified to other accounts.
(2)Amounts determined not to be collectible (including direct write-offs), net of recoveries.

Description	Balance at Beginning of Period	Provision Charged (Credited) To Expense (1)	Allowance Changes (2)	Other Additions (Deductions) (3)	Balance at End of Period
	(Dollar amounts in thousands)
Deferred Tax Asset Valuation Allowance:
Fiscal Year Ended:
September 30, 2020	$15,352	$6,982	$—	$193	$22,527
September 30, 2019	15,188	821	—	(657)	15,352
September 30, 2018	21,917	2,482	(8,510)	(701)	15,188
(1)Amounts relate primarily to adjustments in net operating loss carryforwards which are precluded from use.
(2)Fiscal 2018 amounts primarily reflect the release of valuation allowances due to the termination of net operating loss carryforwards upon the liquidation of non-U.S. holding companies as part of an entity reduction plan.
(3)Consists principally of adjustments related to foreign exchange.

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

Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures in effect as of September 30, 2020. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2020, the Company's disclosure controls and procedures were effective to provide reasonable assurance that material information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, and that such information is recorded, processed, summarized and properly reported within the appropriate time period, relating to the Company and its consolidated subsidiaries, required to be included in the Exchange Act reports, including this Annual Report on Form 10-K.

(b) Management's Report on Internal Control over Financial Reporting.

Management's Report on Internal Control over Financial Reporting is included in Management's Report to Shareholders in Item 8 of this Annual Report on Form 10-K.

(c) Report of Independent Registered Public Accounting Firm.

The Company's internal control over financial reporting as of September 30, 2020 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 of this Annual Report on Form 10-K.

(d) Changes in Internal Control over Financial Reporting.

There have been no changes in the Company's internal controls over financial reporting that occurred during the fourth fiscal quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

In addition to the information reported in Part I of this Annual Report on Form 10-K, under the caption "Officers and Executive Management of the Registrant," the information required by this item as to the directors of the Company is hereby incorporated by reference from the information appearing under the captions "General Information Regarding Corporate Governance – Audit Committee," "Proposal No. 1 – Elections of Directors" and "Delinquent Section 16(a) Reports" in the Company's definitive proxy statement, which involves the election of the directors and is to be filed with the Securities and Exchange Commission (the "SEC") pursuant to the Exchange Act, within 120 days of the end of the Company's fiscal year ended September 30, 2020.

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

ITEM 11.  EXECUTIVE COMPENSATION.

The information required by this item as to the compensation of directors and executive management of the Company is hereby incorporated by reference from the information appearing under the captions "Compensation of Directors" and "Executive Compensation and Retirement Benefits" in the Company's definitive proxy statement which involves the election of directors and is to be filed with the SEC pursuant to the Exchange Act, within 120 days of the end of the Company's fiscal year ended September 30, 2020.  The information contained in the "Compensation Committee Report" is specifically not incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by this item as to the ownership by management and others of securities of the Company is hereby incorporated by reference from the information appearing under the caption "Stock Ownership" in the Company's definitive proxy statement, which involves the election of directors and is to be filed with the SEC pursuant to the Exchange Act, within 120 days of the end of the Company's fiscal year ended September 30, 2020.

Equity Compensation Plans:

The Company maintains an equity incentive plan (the "2017 Equity Incentive Plan") that provides for grants of stock options, restricted shares, restricted share units, stock-based performance units and certain other types of stock-based awards. The Company also maintains equity incentive plans (the "2012 Equity Incentive Plan" and "2007 Equity Incentive Plan") and a stock incentive plan (the "1992 Incentive Stock Plan") that previously provided for grants of stock options, restricted shares, stock-based performance units and certain other types of stock-based awards. Under the 2017 Equity Incentive Plan, which has a ten-year term, the maximum number of shares available for grants or awards is an aggregate of 1,700,000.  There will be no further grants under the 2012 Equity Incentive Plan, the 2007 Equity Incentive Plan, or the 1992 Incentive Stock Plan. At September 30, 2020, there were 1,700,000 shares reserved for future issuance under the 2017 Equity Incentive Plan. 565,860 restricted share units have been granted under the 2017 Equity Incentive Plan and are outstanding as of September 30, 2020. All plans are administered by the Compensation Committee of the Board of Directors.

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

The Company maintains the 2019 Director Fee Plan, the Amended and Restated 2014 Director Fee Plan and the 1994 Director Fee Plan (collectively, the "Director Fee Plans"). There will be no further fees or share-based awards granted under the Amended and Restated 2014 Director Fee Plan and the 1994 Director Fee Plan.  Under the 2019 Director Fee Plan, non-employee directors (except for the Chairman of the Board) each receive, as an annual retainer fee for fiscal 2020, either cash or shares of the Company's Class A Common Stock with a value equal to $85,000.  The annual retainer fee for fiscal 2020 paid to a non-employee Chairman of the Board is $185,000.  Where the annual retainer fee is provided in shares, each director may elect to be paid these shares on a current basis or have such shares credited to a deferred stock account as phantom stock, with such shares to be paid to the director subsequent to leaving the Board.  The total number of shares of stock that have been authorized to be issued under the 2019 Director Fee Plan or credited to a deferred stock compensation account for subsequent issuance is 150,000 shares of Common Stock (subject to adjustment upon certain events such as stock dividends or stock splits).  The value of deferred shares is recorded in other liabilities.  A total of 30,764 shares and share units had been deferred under the Director Fee Plans at September 30, 2020.  Additionally, non-employee directors each receive an annual stock-based grant (non-statutory stock options, stock appreciation rights and/or restricted shares or units) with a value of $125,000 for fiscal year 2020.  241,378 restricted shares and restricted share units have been granted under the Director Fee Plans, 68,149 of which were issued under the 2019 Director Fee Plan and are unvested at September 30, 2020.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, continued
The following table provides information about grants under the Company's equity compensation plans as of September 30, 2020:

	Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	30,764	$—	3,263,225	(1)
Equity compensation plans not approved by security holders	None	None	None
Total	30,764	$—	3,263,225
(1) Includes (1) the 2017 Equity Incentive Plan, which provides for the grant or award of stock options, restricted shares, stock-based performance units and certain other types of stock based awards; (2) the 2019 Director Fee Plan, which provides for the grant, award or deferral of stock options, restricted shares, stock-based performance units and certain other types of stock based awards and compensation; and (3) the shares purchased under the Employee Stock Purchase Plan which are purchased in the open market by employees at the fair market value of the Company's stock. The Company provides a matching contribution of 10% of such purchases subject to certain limitations under the Employee Stock Purchase Plan. As the Employee Stock Purchase Plan is an open market purchase plan, it does not have a dilutive effect.

ITEM 13.  CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item as to certain relationships and transactions with management and other related parties of the Company is hereby incorporated by reference from the information appearing under the captions "Proposal No. 1 – Election of Directors" and "Certain Transactions" in the Company's definitive proxy statement, which involves the election of directors and is to be filed with the SEC pursuant to the Exchange Act, within 120 days of the end of the Company's fiscal year ended September 30, 2020.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item as to the fees billed and the services provided by the principal accounting firm of the Company is hereby incorporated by reference from the information appearing under the caption "Relationship with Independent Registered Public Accounting Firm" in the Company's definitive proxy statement, which involves the election of directors and is to be filed with the SEC pursuant to the Exchange Act within 120 days of the end of the Company's fiscal year ended September 30, 2020.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) 1.  Financial Statements:

The following items are included in Part II, Item 8:

2.     Financial Statement Schedules:

The following item is included in Part II, Item 8:

Schedule II - Valuation and Qualifying Accounts	77

3.     Exhibits Filed:

Exhibits Index	83

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
EXHIBITS INDEX

The following Exhibits to this report are filed herewith or, if marked with an asterisk (*), are incorporated by reference.  Exhibits marked with an "a" represent a management contract or compensatory plan, contract or arrangement required to be filed by Item 601(b)(10)(iii) of Regulation S-K.

Exhibit No.	Description	Prior Filing or Sequential Page Numbers Herein

3.1	Restated Articles of Incorporation*	Exhibit Number 3.1 to the Annual Report on Form 10-K for the year ended September 30, 1994

3.2	Restated By-laws, Amended July 20, 2017*	Exhibit Number 3.1 to the Current Report on Form 8-K filed on July 26, 2017

4.1 a	Form of Revised Option Agreement of Repurchase (effective October 1, 1993)*	Exhibit Number 4.5 to the Annual Report on Form 10-K for the year ended September 30, 1993

4.2	Form of Share Certificate for Class A Common Stock*	Exhibit Number 4.9 to the Annual Report on Form 10-K for the year ended September 30, 1994

4.3	Indenture, dated as of December 6, 2017, by and among Matthews, the Guarantors, and the Bank of New York Mellon Trust Company, as trustee*	Exhibit Number 4.1 to the Current Report on Form 8-K filed on December 7, 2017

4.4	5.25% Senior Notes due December 1, 2025*	Exhibit Number 4.2 to the Current Report on Form 8-K filed on December 7, 2017

4.5	Registration Rights Agreement	Exhibit Number 10.1 to the Current Report on Form 8-K filed on September 25, 2020

4.6	Description of Securities	Filed Herewith

10.1	Purchase Agreement dated December 1, 2017 by and among Matthews International Corporation Guarantors and J.P. Morgan Securities LLC*	Exhibit Number 10.1 to the Current Report on Form 8-K filed on December 7, 2017

10.2	Shareholder's Agreement, dated as of March 16, 2014, by and among Matthews International Corporation, the Shareholders named therein and David A. Schawk, in his capacity as the Family Representative*	Exhibit Number 10.2 to the Current Report on Form 8-K filed on March 19, 2014

10.3 a	Employment Agreement as of the 29th day of July 2014, by and between Matthews International Corporation, a Pennsylvania corporation, and David Schawk	Exhibit A to the Definitive Proxy Statement on Schedule 14A filed on January 20, 2015

10.4 a	Form of Schawk Family Share Purchase Agreement	Exhibit Number 10.1 to the Current Report on Form 8-K filed on May 16, 2016

10.5 a	Supplemental Retirement Plan (as amended through April 23, 2009)*	Exhibit Number 10.5 to the Annual Report on Form 10-K for the year ended September 30, 2010

10.6 a	Officers Retirement Restoration Plan (effective April 23, 2009)*	Exhibit Number 10.6 to the Annual Report on Form 10-K for the year ended September 30, 2009

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
EXHIBITS INDEX, Continued

Exhibit No.	Description	Prior Filing or Sequential Page Numbers Herein

10.7 a	1992 Stock Incentive Plan (as amended through April 25, 2006)*	Exhibit Number 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2006

10.8 a	Form of Stock Option Agreement*	Exhibit Number 10.7 to the Annual Report on Form 10-K for the year ended September 30, 2008

10.9 a	Form of Restricted Stock Agreement*	Exhibit Number 10.8 to the Annual Report on Form 10-K for the year ended September 30, 2008

10.10 a	1994 Director Fee Plan (as amended through April 22, 2010)*	Exhibit Number 10.7 to the Annual Report on Form 10-K for the year ended September 30, 2013

10.11 a	Amended and Restated 2014 Director Fee Plan*	Exhibit Number 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2017

10.12 a	1994 Employee Stock Purchase Plan*	Exhibit Number 10.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1995

10.13 a	2007 Equity Incentive Plan (as amended through September 26, 2008)*	Exhibit Number 10.11 to the Annual Report on Form 10-K for the year ended September 30, 2008

10.14 a	2012 Equity Incentive Plan*	Exhibit A to the Definitive Proxy Statement on Schedule 14A filed on January 22, 2013

10.15 a	2015 Incentive Compensation Plan*	Exhibit A to the Definitive Proxy Statement on Schedule 14A filed on January 19, 2016

10.16 a	2017 Equity Incentive Plan*	Exhibit Number 99.1 to the Registration Statement on Form S-8 filed on May 3, 2019

10.17 a	Form of Restricted Stock Unit Agreement under the 2017 Equity Incentive Plan*	Exhibit Number 99.2 to the Registration Statement on Form S-8 filed on May 3, 2019

10.18 a	2019 Director Fee Plan*	Exhibit Number 99.3 to the Registration Statement on Form S-8 filed on May 3, 2019

10.19 a	Form of Restricted Stock Unit Agreement under the 2019 Director Fee Plan*	Exhibit Number 99.4 to the Registration Statement on Form S-8 filed on May 3, 2019

10.20 a	Form of Change in Control Agreement*	Exhibit Number 10.1 to Current Report on Form 8-K filed on October 3, 2019

10.21	Third Amended and Restated Loan Agreement*	Exhibit Number 10.1 to the Current Report on Form 8-K filed on March 30, 2020

14.1	Form of Code of Ethics Applicable to Executive Management*	Exhibit Number 14.1 to the Annual Report on Form 10-K for the year ended September 30, 2004

21	Subsidiaries of the Registrant	Filed Herewith

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
EXHIBITS INDEX, Continued

Exhibit No.	Description	Prior Filing or Sequential Page Numbers Herein

23.1	Consent of Independent Registered Public Accounting Firm	Filed Herewith

31.1	Certification of Principal Executive Officer for Joseph C. Bartolacci	Filed Herewith

31.2	Certification of Principal Financial Officer for Steven F. Nicola	Filed Herewith

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Joseph C. Bartolacci	Furnished Herewith

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Steven F. Nicola	Furnished Herewith

101.INS	XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed Herewith

101.SCH	XBRL Taxonomy Extension Schema	Filed Herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed Herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed Herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed Herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed Herewith

104.	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101)	Filed Herewith

Copies of any Exhibits will be furnished to shareholders upon written request.  Requests should be directed to Mr. Steven F. Nicola, Chief Financial Officer and Secretary of the Registrant.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 20, 2020.

MATTHEWS INTERNATIONAL CORPORATION
(Registrant)

By	/s/ Joseph C. Bartolacci
Joseph C. Bartolacci
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on November 20, 2020:

/s/ Joseph C. Bartolacci	/s/ Steven F. Nicola
Joseph C. Bartolacci	Steven F. Nicola
President and Chief Executive Officer	Chief Financial Officer and Secretary
(Principal Executive Officer)	(Principal Financial and Accounting Officer)

/s/ John D. Turner	/s/ Alvaro Garcia-Tunon
John D. Turner, Chairman of the Board	Alvaro Garcia-Tunon, Director

/s/ Gregory S. Babe	/s/ Morgan K. O'Brien
Gregory S. Babe, Director	Morgan K. O'Brien, Director

/s/ Katherine E. Dietze	/s/ Don W. Quigley, Jr.
Katherine E. Dietze, Director	Don W. Quigley, Jr., Director

/s/ Terry L. Dunlap	/s/ David A. Schawk
Terry L. Dunlap, Director	David A. Schawk, Director

/s/ Lillian D. Etzkorn	/s/ Jerry R. Whitaker
Lillian D. Etzkorn, Director	Jerry R. Whitaker, Director