Form 10-Q
period 2020-12-31
MATTHEWS INTERNATIONAL CORP
filed 2021-01-29
CIK 63296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
____________________________________________________________
FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended December 31, 2020
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
Yes ☐ No ☒

As of December 31, 2020, shares of common stock outstanding were: Class A Common Stock 31,674,696 shares.

PART I ‑ FINANCIAL INFORMATION

Item 1.   Financial Statements

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollar amounts in thousands)

	December 31, 2020		September 30, 2020
ASSETS
Current assets:
Cash and cash equivalents		$41,175		$41,334
Accounts receivable, net		305,426		295,185
Inventories, net		178,160		175,100
Other current assets		66,201		63,954
Total current assets		590,962		575,573

Investments		63,999		63,250
Property, plant and equipment, net		236,236		236,788
Operating lease right-of-use assets		69,771		72,011
Deferred income taxes		3,752		3,757
Goodwill		778,441		765,388
Other intangible assets, net		320,982		333,498
Other assets		23,311		22,368

Total assets		$2,087,454		$2,072,633

LIABILITIES
Current liabilities:
Long-term debt, current maturities		$26,826		$26,824
Current portion of operating lease liabilities		24,258		23,942
Trade accounts payable		73,797		82,921
Accrued compensation		48,450		58,058
Accrued income taxes		3,858		3,612
Other current liabilities		154,938		121,511
Total current liabilities		332,127		316,868

Long-term debt		797,805		807,710
Operating lease liabilities		46,838		49,297
Accrued pension		151,457		149,848
Postretirement benefits		19,976		18,600
Deferred income taxes		80,211		78,911
Other liabilities		37,187		39,966
Total liabilities		1,465,601		1,461,200

SHAREHOLDERS' EQUITY
Shareholders' equity-Matthews:
Common stock	$36,334		$36,334
Additional paid-in capital	140,008		135,187
Retained earnings	850,436		859,002
Accumulated other comprehensive loss	(220,505)		(240,719)
Treasury stock, at cost	(184,809)		(178,997)
Total shareholders' equity-Matthews		621,464		610,807
Noncontrolling interests		389		626
Total shareholders' equity		621,853		611,433

Total liabilities and shareholders' equity		$2,087,454		$2,072,633

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended December 31,
	2020	2019

Sales	$386,657	$364,944
Cost of sales	(261,159)	(249,217)

Gross profit	125,498	115,727

Selling expense	(30,795)	(32,263)
Administrative expense	(69,109)	(70,465)
Intangible amortization	(15,221)	(17,942)

Operating profit (loss)	10,373	(4,943)

Investment income	1,077	1,299
Interest expense	(7,728)	(9,240)
Other income (deductions), net	(1,734)	(2,819)

Income (loss) before income taxes	1,988	(15,703)

Income tax (provision) benefit	(3,980)	5,397

Net loss	(1,992)	(10,306)

Net loss (income) attributable to noncontrolling interests	234	(160)

Net loss attributable to Matthews shareholders	$(1,758)	$(10,466)

Loss per share attributable to Matthews shareholders:
Basic	$(0.06)	$(0.34)

Diluted	$(0.06)	$(0.34)

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(Dollar amounts in thousands)

	Three Months Ended December 31,
	Matthews		Noncontrolling Interest		Total
	2020	2019	2020	2019	2020	2019

Net (loss) income:	$(1,758)	$(10,466)	$(234)	$160	$(1,992)	$(10,306)
Other comprehensive income (loss) ("OCI"), net of tax:
Foreign currency translation adjustment	17,055	11,111	(3)	(5)	17,052	11,106
Pension plans and other postretirement benefits	2,124	1,727	—	—	2,124	1,727
Unrecognized gain (loss) on derivatives:
Net change from periodic revaluation	353	566	—	—	353	566
Net amount reclassified to earnings	682	(275)	—	—	682	(275)
Net change in unrecognized gain (loss) on derivatives	1,035	291	—	—	1,035	291
OCI, net of tax	20,214	13,129	(3)	(5)	20,211	13,124
Comprehensive income (loss)	$18,456	$2,663	$(237)	$155	$18,219	$2,818

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)
(Dollar amounts in thousands, except per share data)

	Shareholders' Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Non- controlling Interests	Total
Balance, September 30, 2020	$36,334	$135,187	$859,002	$(240,719)	$(178,997)	$626	$611,433
Net loss	—	—	(1,758)	—	—	(234)	(1,992)
Minimum pension liability	—	—	—	2,124	—	—	2,124
Translation adjustment	—	—	—	17,055	—	(3)	17,052
Fair value of derivatives	—	—	—	1,035	—	—	1,035
Total comprehensive income							18,219
Stock-based compensation	—	3,246	—	—	—	—	3,246
Purchase of 162,291 shares of treasury stock	—	—	—	—	(4,237)	—	(4,237)
Issuance of 10,300 shares of treasury stock	—	(407)	—	—	407	—	—
Cancellations of 34,727 shares of treasury stock	—	1,982	—	—	(1,982)	—	—
Dividends, $0.215 per share	—	—	(6,808)	—	—	—	(6,808)
Balance, December 31, 2020	$36,334	$140,008	$850,436	$(220,505)	$(184,809)	$389	$621,853

	Shareholders' Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Non- controlling Interests	Total
Balance, September 30, 2019	$36,334	$137,774	$972,594	$(228,361)	$(200,235)	$1,130	$719,236
Net (loss) income	—	—	(10,466)	—	—	160	(10,306)
Minimum pension liability	—	—	—	1,727	—	—	1,727
Translation adjustment	—	—	—	11,111	—	(5)	11,106
Fair value of derivatives	—	—	—	291	—	—	291
Total comprehensive income							2,818
Stock-based compensation	—	2,031	—	—	—	—	2,031
Purchase of 52,104 shares of treasury stock	—	—	—	—	(1,845)	—	(1,845)
Issuance of 11,225 shares of treasury stock	—	(450)	—	—	450	—	—
Cancellations of 17,509 shares of treasury stock	—	1,171	—	—	(1,171)	—	—
Dividends, $0.21 per share	—	—	(6,535)	—	—	—	(6,535)
Balance, December 31, 2019	$36,334	$140,526	$955,593	$(215,232)	$(202,801)	$1,285	$715,705

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollar amounts in thousands)

	Three Months Ended December 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(1,992)	$(10,306)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	27,351	28,933
Stock-based compensation expense	3,246	2,031
Deferred tax provision	707	2,392
Gain on sale of assets, net	(569)	—
Unrealized gain on investments	(654)	(1,048)
Loss from equity-method investments	—	407
Changes in working capital items	(3,729)	(13,182)
Decrease (increase) in other assets	1,515	(1,495)
Increase (decrease) in other liabilities	8,813	(1,073)
Other operating activities, net	638	(1,302)

Net cash provided by operating activities	35,326	5,357

Cash flows from investing activities:
Capital expenditures	(7,535)	(9,722)
Proceeds from sale of assets	1,689	63
Investments and advances	—	(4,570)

Net cash used in investing activities	(5,846)	(14,229)

Cash flows from financing activities:
Proceeds from long-term debt	121,596	153,567
Payments on long-term debt	(139,635)	(131,931)
Purchases of treasury stock	(4,237)	(1,845)
Dividends	(6,808)	(6,535)
Acquisition holdback and contingent consideration payments	(1,556)	(652)
Other financing activities	(735)	(688)

Net cash (used in) provided by financing activities	(31,375)	11,916

Effect of exchange rate changes on cash	1,736	1,038

Net change in cash and cash equivalents	(159)	4,082
Cash and cash equivalents at beginning of year	41,334	35,302
Cash and cash equivalents at end of period	$41,175	$39,384

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
December 31, 2020
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
The Company has facilities in North America, Europe, Asia, Australia, and Central and South America.

Note 2.   Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information for commercial and industrial companies and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three months ended December 31, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2021. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2020.  The consolidated financial statements include all domestic and foreign subsidiaries in which the Company maintains an ownership interest and has operating control.  Investments in certain companies over which the Company exerts significant influence, but does not control the financial and operating decisions, are accounted for as equity method investments. Investments in certain companies over which the Company does not exert significant influence are accounted for as cost method investments. All intercompany accounts and transactions have been eliminated.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

New Accounting Pronouncements:

Adopted

In August 2018, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20), which modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans.  The adoption of this ASU in the first quarter ended December 31, 2020 had no material impact on the Company's consolidated financial statements and the Form 10-K disclosures for the year ended September 30, 2021 will reflect the adoption of this ASU.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326), which provides financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each report date. Subsequently, the FASB issued ASU No. 2019-11, Codification Improvements to Topic 326, Financial Instruments—Credit Losses and ASU No. 2020-02, Financial Instruments—Credit Losses (Topic 326) and Leases (Topic 842), that provide certain amendments to the new guidance. The adoption of these ASUs in the first quarter ended December 31, 2020 had no material impact on the Company's consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 2.   Basis of Presentation (continued)

The following table summarizes the activity for the accounts receivable allowance for doubtful accounts for the three months ended December 31, 2020:

Accounts Receivable Allowance for Doubtful Accounts
Balance at October 1, 2020	$9,618
Current period expense / (deductions)	(663)
Translation and other adjustments (1)	295
Balance at December 31, 2020	$9,250
(1) Includes the impact of foreign currency fluctuations and amounts determined not to be collectible (including direct write-offs), net of recoveries.

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

The Company disaggregates revenue from contracts with customers by geography, as it believes geographic regions best depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. Disaggregated sales by segment and region for the three months ended December 31, 2020 and 2019 were as follows:

	SGK Brand Solutions		Memorialization		Industrial Technologies		Consolidated
	Three Months Ended December 31,		Three Months Ended December 31,		Three Months Ended December 31,		Three Months Ended December 31,
	2020	2019	2020	2019	2020	2019	2020	2019
North America	$70,402	$76,230	$170,324	$144,045	$27,635	$28,299	$268,361	$248,574
Central and South America	1,375	1,836	—	—	—	—	1,375	1,836
Europe	81,809	82,413	10,440	7,829	5,991	6,926	98,240	97,168
Australia	3,481	3,002	2,510	2,531	—	—	5,991	5,533
Asia	11,073	11,399	—	—	1,617	434	12,690	11,833
Total Sales	$168,140	$174,880	$183,274	$154,405	$35,243	$35,659	$386,657	$364,944

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 4.   Fair Value Measurements (continued)

The fair values of the Company's assets and liabilities measured on a recurring basis are categorized as follows:

	December 31, 2020				September 30, 2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Equity and fixed income mutual funds	$—	$25,264	$—	$25,264	$—	$24,610	$—	$24,610
Life insurance policies	—	4,724	—	4,724	—	4,621	—	4,621
Total assets at fair value	$—	$29,988	$—	$29,988	$—	$29,231	$—	$29,231

Liabilities:
Derivatives (1)	$—	$6,422	$—	$6,422	$—	$7,792	$—	$7,792
Total liabilities at fair value	$—	$6,422	$—	$6,422	$—	$7,792	$—	$7,792
(1) Interest rate swaps are valued based on observable market swap rates and are classified within Level 2 of the fair value hierarchy.

Note 5.   Inventories

Inventories consisted of the following:

	December 31, 2020	September 30, 2020
Raw materials	$36,424	$36,157
Work in process	72,797	70,128
Finished goods	68,939	68,815
	$178,160	$175,100

Note 6.     Investments

Non-current investments consisted of the following:

	December 31, 2020	September 30, 2020
Equity and fixed income mutual funds	$25,264	$24,610
Life insurance policies	4,724	4,621
Other (primarily cost-method) investments	34,011	34,019
	$63,999	$63,250

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 7.   Debt

Long-term debt at December 31, 2020 and September 30, 2020 consisted of the following:

	December 31, 2020	September 30, 2020
Revolving credit facilities	$413,483	$416,793
Securitization facility	64,300	67,700
Senior secured term loan	22,406	22,359
2025 Senior Notes	297,391	297,256
Other borrowings	18,112	20,742
Finance lease obligations	8,939	9,684
	824,631	834,534
Less current maturities	(26,826)	(26,824)
	$797,805	$807,710

The Company has a domestic credit facility with a syndicate of financial institutions that was amended and restated in March 2020. The amended and restated loan agreement includes a $750,000 senior secured revolving credit facility, which matures in March 2025, and a $35,000 senior secured amortizing term loan, which matures in July 2021. A portion of the revolving credit facility (not to exceed $350,000) can be drawn in foreign currencies. The term loan requires scheduled quarterly principal payments through its maturity date. Borrowings under both the revolving credit facility and the term loan bear interest at LIBOR (Euro LIBOR for balances drawn in Euros) plus a factor ranging from 0.75% to 2.00% (1.25% at December 31, 2020) based on the Company's secured leverage ratio.  The secured leverage ratio is defined as net secured indebtedness divided by EBITDA (earnings before interest, income taxes, depreciation and amortization) as defined within the domestic credit facility agreement. The Company is required to pay an annual commitment fee ranging from 0.15% to 0.30% (based on the Company's leverage ratio) of the unused portion of the revolving credit facility. The Company incurred debt issuance costs in connection with the amended and restated agreement. Unamortized costs were $2,565 and $2,734 at December 31, 2020 and September 30, 2020, respectively.

The domestic credit facility requires the Company to maintain certain leverage and interest coverage ratios. A portion of the facility (not to exceed $35,000) is available for the issuance of trade and standby letters of credit. Outstanding U.S. dollar denominated borrowings on the revolving credit facility at December 31, 2020 and September 30, 2020 were $262,923 and $257,439, respectively. Outstanding Euro denominated borrowings on the revolving credit facility at December 31, 2020 and September 30, 2020 were €117.0 million ($143,507) and €117.0 million ($137,188), respectively. Outstanding borrowings on the term loan at December 31, 2020 and September 30, 2020 were $22,406 and $22,359, respectively. The weighted-average interest rate on the outstanding borrowings for the domestic credit facility (including the effects of interest rate swaps and Euro denominated borrowings) at December 31, 2020 and December 31, 2019 was 2.07% and 2.60%, respectively.

The Company has $300,000 of 5.25% senior unsecured notes due December 1, 2025 (the "2025 Senior Notes"). The 2025 Senior Notes bear interest at a rate of 5.25% per annum with interest payable semi-annually in arrears on June 1 and December 1 of each year. The Company's obligations under the 2025 Senior Notes are guaranteed by certain of the Company's direct and indirect wholly-owned domestic subsidiaries. The Company is subject to certain covenants and other restrictions in connection with the 2025 Senior Notes. The Company incurred direct financing fees and costs in connection with the 2025 Senior Notes. Unamortized costs were $2,609 and $2,744 at December 31, 2020 and September 30, 2020, respectively.

The Company has a $115,000 accounts receivable securitization facility (the "Securitization Facility") with certain financial institutions which matures in March 2022. Under the Securitization Facility, the Company and certain of its domestic subsidiaries sell, on a continuous basis without recourse, their trade receivables to Matthews Receivables Funding Corporation, LLC (“Matthews RFC”), a wholly-owned bankruptcy-remote subsidiary of the Company. Matthews RFC in turn assigns a collateral interest in these receivables to certain financial institutions, and then may borrow funds under the Securitization Facility. The Securitization Facility does not qualify for sale treatment. Accordingly, the trade receivables and related debt obligations remain on the Company's Consolidated Balance Sheet. Borrowings under the Securitization Facility bear interest at LIBOR plus 0.75%. The Company is required to pay an annual commitment fee ranging from 0.25% to 0.35% of the unused portion of the Securitization Facility. Outstanding borrowings under the Securitization Facility at December 31, 2020 and September 30, 2020 were $64,300 and $67,700, respectively. At December 31, 2020 and 2019, the interest rate on borrowings under this facility was 0.89% and 2.51%, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 7.   Debt (continued)

The following table presents information related to interest rate contracts entered into by the Company and designated as cash flow hedges:

	December 31, 2020	September 30, 2020
Pay fixed swaps - notional amount	$262,500	$312,500
Net unrealized loss	$(6,422)	$(7,792)
Weighted-average maturity period (years)	2.8	2.6
Weighted-average received rate	0.14%	0.15%
Weighted-average pay rate	1.31%	1.34%

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

The fair value of the interest rate swaps reflected an unrealized loss of $6,422 ($4,849 after tax) at December 31, 2020 and an unrealized loss of $7,792 ($5,884 after tax) at September 30, 2020, that is included in shareholders' equity as part of accumulated other comprehensive income (loss) ("AOCI").  Assuming market rates remain constant with the rates at December 31, 2020, a loss (net of tax) of approximately $2,181 included in AOCI is expected to be recognized in earnings over the next twelve months.

At December 31, 2020 and September 30, 2020, the interest rate swap contracts were reflected in the Consolidated Balance Sheets as follows:

Derivatives	December 31, 2020	September 30, 2020
Current liabilities:
Other current liabilities	$(2,889)	$(3,164)
Long-term liabilities:
Other liabilities	(3,533)	(4,628)
Total derivatives	$(6,422)	$(7,792)

The (losses) gains recognized on derivatives were as follows:

Derivatives in Cash Flow Hedging Relationships	Location of (Loss) Gain Recognized in Income on Derivative	Amount of (Loss) Gain Recognized in Income on Derivatives
		Three Months Ended December 31,
		2020	2019
Interest rate swaps	Interest expense	$(903)	$364

The Company recognized the following (losses) gains in AOCI:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain Recognized in AOCI on Derivatives		Location of (Loss) Gain Reclassified From AOCI into Income (Effective Portion*)	Amount of (Loss) Gain Reclassified from AOCI into Income (Effective Portion*)
	December 31, 2020	December 31, 2019		December 31, 2020	December 31, 2019
Interest rate swaps	$353	$566	Interest expense	$(682)	$275
*There is no ineffective portion or amount excluded from effectiveness testing.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 7.   Debt (continued)

The Company, through certain of its European subsidiaries, has a credit facility with a European bank, which is guaranteed by Matthews. The maximum amount of borrowing available under this facility is €25.0 million ($30,664), which includes €8.0 million ($9,812) for bank guarantees.  In the first quarter of fiscal 2021, the Company extended this facility to a current maturity of December 2021 and the Company intends to continue to extend this facility. Outstanding borrowings under the credit facility totaled €5.8 million ($7,053) and €18.9 million ($22,166) at December 31, 2020 and September 30, 2020, respectively. The weighted-average interest rate on outstanding borrowings under this facility at December 31, 2020 and 2019 was 2.25% and 1.25%, respectively.

The Company uses certain foreign currency debt instruments as net investment hedges of foreign operations. Currency losses of $9,148 (net of income taxes of $2,968) and currency losses of $4,377 (net of income taxes of $1,420), which represent effective hedges of net investments, were reported as a component of AOCI within currency translation adjustment at December 31, 2020 and September 30, 2020, respectively.

As of December 31, 2020 and September 30, 2020, the fair value of the Company's long-term debt, including current maturities, which is classified as Level 2 in the fair value hierarchy, approximated the carrying value included in the Consolidated Balance Sheets. The Company was in compliance with all of its debt covenants as of December 31, 2020.

Note 8.   Share-Based Payments

The Company maintains an equity incentive plan (the "2017 Equity Incentive Plan") that provides for grants of stock options, restricted shares, restricted share units, stock-based performance units and certain other types of stock-based awards. Under the 2017 Equity Incentive Plan, which has a ten-year term, the maximum number of shares available for grants or awards is an aggregate of 1,700,000. At December 31, 2020, there were 1,700,000 shares reserved for future issuance under the 2017 Equity Incentive Plan. 1,064,910 restricted share units have been granted under the 2017 Equity Incentive Plan and are outstanding as of December 31, 2020.  The 2017 Equity Incentive plan is administered by the Compensation Committee of the Board of Directors.

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

With respect to the restricted share unit grants, units generally vest on the third anniversary of the grant date. The number of units that vest depend on certain time and performance thresholds. Such performance thresholds include adjusted earnings per share, return on invested capital, appreciation in the market value of the Company's Class A Common Stock, or other targets established by the Compensation Committee of the Board of Directors. Approximately 45% of the outstanding share units vest based on time, while the remaining vest based on pre-defined performance thresholds. The Company issues common stock from treasury shares once vested.

For the three-month periods ended December 31, 2020 and 2019, stock-based compensation cost totaled $3,246 and $2,031, respectively. The stock-based compensation cost that was recognized for retirement-eligible employees was $883 and $313 for the three-month periods ended December 31, 2020 and 2019, respectively. The associated future income tax benefit recognized for stock-based compensation was $239 and $179 for the three-month periods ended December 31, 2020 and 2019, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 8.   Share-Based Payments (continued)

The transactions for restricted shares and restricted share units for the three months ended December 31, 2020 were as follows:

	Shares /Units	Weighted- average Grant-date Fair Value
Non-vested at September 30, 2020	750,322	$40.88
Granted	499,050	30.06
Vested	(104,895)	56.11
Expired or forfeited	(36,667)	57.05
Non-vested at December 31, 2020	1,107,810	$34.03

As of December 31, 2020, the total unrecognized compensation cost related to unvested restricted stock was $22,827 and is expected to be recognized over a weighted average period of 2.5 years.

The fair value of certain restricted share units that are subject to performance conditions are estimated on the date of grant using a binomial lattice valuation model. The following table indicates the assumptions used in estimating the fair value of certain restricted share units granted during the three-month period ended December 31, 2020.

Three Months Ended December 31, 2020
Expected volatility	42.9%
Dividend yield	3.2%
Average risk-free interest rate	0.2%
Average expected term (years)	3.0

The risk-free interest rate is based on United States Treasury yields at the date of grant. The dividend yield is based on the most recent dividend payment and average stock price over the 12 months prior to the grant date. Expected volatilities are based on the historical volatility of the Company's stock price. The expected term for grants in the three months ended December 31, 2020 represents an estimate of the average period of time for restricted share units to vest.

The Company maintains the 2019 Director Fee Plan, the Amended and Restated 2014 Director Fee Plan and the 1994 Director Fee Plan (collectively, the "Director Fee Plans").  There will be no further fees or share-based awards granted under the Amended and Restated 2014 Director Fee Plan and the 1994 Director Fee Plan.  Under the 2019 Director Fee Plan, non-employee directors (except for the Chairman of the Board) each receive, as an annual retainer fee for fiscal 2021, either cash or shares of the Company's Class A Common Stock with a value equal to $85.  The annual retainer fee for fiscal 2021 paid to the non-employee Chairman of the Board is $185.  Where the annual retainer fee is provided in shares, each director may elect to be paid these shares on a current basis or have such shares credited to a deferred stock account as phantom stock, with such shares to be paid to the director subsequent to leaving the Board.  The total number of shares of stock that have been authorized to be issued under the 2019 Director Fee Plan or credited to a deferred stock compensation account for subsequent issuance is 150,000 shares of Common Stock (subject to adjustment upon certain events such as stock dividends or stock splits).  The value of deferred shares is recorded in other liabilities.  A total of 30,925 shares and share units had been deferred under the Director Fee Plans as of December 31, 2020.  Additionally, non-employee directors each receive an annual stock-based grant (non-statutory stock options, stock appreciation rights and/or restricted shares or units) with a value of $125 for fiscal 2021.  244,915 restricted shares and restricted share units have been granted under the Director Fee Plans, 71,686 of which were issued under the 2019 Director Fee Plan.  71,686 restricted shares and restricted share units are unvested at December 31, 2020.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 9.   Earnings Per Share Attributable to Matthews' Shareholders

The information used to compute loss per share attributable to Matthews' common shareholders was as follows:

	Three Months Ended December 31,
	2020	2019
Net loss attributable to Matthews shareholders	$(1,758)	$(10,466)
Weighted-average shares outstanding (in thousands):
Basic shares	31,725	31,136
Effect of dilutive securities	—	—
Diluted shares	31,725	31,136

Note 10.   Pension and Other Postretirement Benefit Plans
The Company provides defined benefit pension and other postretirement plans to certain employees. Net periodic pension and other postretirement benefit cost for the plans included the following:

	Three months ended December 31,
	Pension		Other Postretirement
	2020	2019	2020	2019

Service cost	$2,213	$2,170	$50	$64
Interest cost *	1,548	1,933	94	140
Expected return on plan assets *	(2,763)	(2,232)	—	—
Amortization:
Prior service cost	(17)	(47)	(91)	(23)
Net actuarial loss *	3,021	2,387	—	—
Net benefit cost	$4,002	$4,211	$53	$181
* Non-service components of pension and postretirement expense are included in other income (deductions), net.
Benefit payments under the Company's principal retirement plan are made from plan assets, while benefit payments under the postretirement benefit plan are made from the Company's operating funds. Under IRS regulations, the Company is required to make contributions of approximately $4,191 to its principal retirement plan in fiscal 2021. The Company is also currently evaluating potential additional contributions to its principal retirement plan during fiscal 2021.

Contributions made and anticipated for fiscal year 2021 are as follows:

Contributions	Pension	Other Postretirement
Contributions during the three months ended December 31, 2020:
Supplemental retirement plan	$203	$—
Other postretirement plan	—	23

Additional contributions expected in fiscal 2021:
Principal retirement plan	$4,191	$—
Supplemental retirement plan	702	—
Other postretirement plan	—	808

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 11.   Accumulated Other Comprehensive Income

The changes in AOCI by component, net of tax, for the three-month periods ended December 31, 2020 and 2019 were as follows:

	Post-retirement benefit plans		Currency translation adjustment	Derivatives		Total
Attributable to Matthews:
Balance, September 30, 2020	$(82,954)		$(151,881)	$(5,884)		$(240,719)
OCI before reclassification	—		17,055	353		17,408
Amounts reclassified from AOCI	2,124	(a)	—	682	(b)	2,806
Net current-period OCI	2,124		17,055	1,035		20,214
Balance, December 31, 2020	$(80,830)		$(134,826)	$(4,849)		$(220,505)
Attributable to noncontrolling interest:
Balance, September 30, 2020	$—		$368	$—		$368
OCI before reclassification	—		(3)	—		(3)
Net current-period OCI	—		(3)	—		(3)
Balance, December 31, 2020	$—		$365	$—		$365

	Post-retirement benefit plans		Currency translation adjustment	Derivatives		Total
Attributable to Matthews:
Balance, September 30, 2019	$(71,743)		$(156,214)	$(404)		$(228,361)
OCI before reclassification	—		11,111	566		11,677
Amounts reclassified from AOCI	1,727	(a)	—	(275)	(b)	1,452
Net current-period OCI	1,727		11,111	291		13,129
Balance, December 31, 2019	$(70,016)		$(145,103)	$(113)		$(215,232)
Attributable to noncontrolling interest:
Balance, September 30, 2019	$—		$375	$—		$375
OCI before reclassification	—		(5)	—		(5)
Net current-period OCI	—		(5)	—		(5)
Balance, December 31, 2019	$—		$370	$—		$370
(a) Amounts were included in net periodic benefit cost for pension and other postretirement benefit plans (see Note 10).
(b) Amounts were included in interest expense in the periods the hedged item affected earnings (see Note 7).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 11.   Accumulated Other Comprehensive Income (continued)

Reclassifications out of AOCI for the three-month periods ended December 31, 2020 and 2019 were as follows:

	Amount reclassified from AOCI
Details about AOCI Components	Three Months Ended December 31, 2020	Three Months Ended December 31, 2019	Affected line item in the Statement of income

Postretirement benefit plans
Prior service credit (a)	$108	$70
Actuarial losses (a)	(3,021)	(2,387)
	(2,913)	(2,317)	Income before income tax (b)
	789	590	Income taxes
	$(2,124)	$(1,727)	Net income
Derivatives
Interest rate swap contracts	$(903)	$364	Interest expense
	(903)	364	Income before income tax (b)
	221	(89)	Income taxes
	$(682)	$275	Net income

(a)Prior service cost amounts are included in the computation of pension and other postretirement benefit expense, which is reported in both cost of goods sold and selling and administrative expenses.  Actuarial losses are reported in other income (deductions), net. For additional information, see Note 10.
(b)For pre-tax items, positive amounts represent income and negative amounts represent expense.

Note 12.   Income Taxes

Income tax provisions for the Company's interim periods are based on the effective income tax rate expected to be applicable for the full year. The Company's consolidated income taxes for the three months ended December 31, 2020 were an expense of $3,980, compared to a benefit of $5,397 for the first three months of fiscal 2020. The differences between the Company’s consolidated income taxes for the first three months of fiscal 2021 versus the same period for fiscal 2020 primarily resulted from the fiscal 2021 first quarter having consolidated pre-tax income while the first quarter of fiscal 2020 had a pre-tax loss. Additionally, fiscal 2021 included discrete tax expenses related to foreign operating losses while fiscal 2020 included discrete tax benefits resulting from the closure of several tax audits. The Company’s fiscal 2021 three-month effective tax rate varied from the U.S. statutory tax rate of 21.0% primarily due to discrete tax expenses recognized in the quarter. The Company’s fiscal 2020 three-month effective tax rate varied from the U.S. statutory tax rate of 21.0% primarily due to state taxes, foreign statutory rate differentials, tax credits, and discrete tax benefits recognized in the quarter.

The Company had unrecognized tax benefits (excluding penalties and interest) of $10,771 and $10,483 on December 31, 2020 and September 30, 2020, respectively, of which $7,557 and $7,066 would impact the annual effective rate at December 31, 2020 and September 30, 2020, respectively. It is reasonably possible that the amount of unrecognized tax benefits could decrease by approximately $7,803 in the next 12 months primarily due to the completion of audits and the expiration of the statute of limitations.

The Company classifies interest and penalties on tax uncertainties as a component of the provision for income taxes. Total penalties and interest accrued were $2,442 and $2,172 at December 31, 2020 and September 30, 2020, respectively.  These accruals may potentially be applicable in the event of an unfavorable outcome of uncertain tax positions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 12.   Income Taxes (continued)

The Company is currently under examination in several tax jurisdictions and remains subject to examination until the statute of limitations expires for those tax jurisdictions.  As of December 31, 2020, the tax years that remain subject to examination by major jurisdiction generally are:

United States – Federal	2017 and forward
United States – State	2016 and forward
Canada	2016 and forward
Germany	2019 and forward
United Kingdom	2019 and forward
Singapore	2017 and forward
Australia	2015 and forward

Note 13.   Segment Information

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 13.   Segment Information (continued)

The following table sets forth information about the Company's segments, including a reconciliation of adjusted EBITDA to net income.

	Three Months Ended December 31,
	2020	2019
Sales:
SGK Brand Solutions	$168,140	$174,880
Memorialization	183,274	154,405
Industrial Technologies	35,243	35,659
Consolidated Sales	$386,657	$364,944

Adjusted EBITDA:
SGK Brand Solutions	$21,336	$18,738
Memorialization	44,072	30,093
Industrial Technologies	3,493	4,314
Corporate and Non-Operating	(14,138)	(12,915)
Total Adjusted EBITDA	$54,763	$40,230

Acquisition costs (1)**	(342)	(1,479)
ERP integration costs (2)**	(143)	(665)
Strategic initiatives and other charges: (3)**
Workforce reductions and related costs	(7,026)	(2,262)
Other cost reduction initiatives	(3,681)	(8,458)
Non-recurring / incremental coronavirus disease 2019 ("COVID-19") costs (4)	(1,124)	—
Joint Venture depreciation, amortization, interest expense and other charges (5)	—	(797)
Stock-based compensation	(3,246)	(2,031)
Non-service pension and postretirement expense (6)	(1,900)	(2,228)
Depreciation and amortization *	(27,351)	(28,933)
Interest expense	(7,728)	(9,240)
Net (loss) income attributable to noncontrolling interests	(234)	160
Income (loss) before income taxes	1,988	(15,703)
Income tax (provision) benefit	(3,980)	5,397
Net loss	$(1,992)	$(10,306)

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
(4) Includes certain non-recurring direct incremental costs (such as costs for purchases of computer peripherals and devices to facilitate working-from-home, additional personal protective equipment and cleaning supplies and services, etc.) incurred in response to COVID-19. This amount does not include the impact of any lost sales or underutilization due to COVID-19.

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

* Depreciation and amortization was $19,147 and $21,656 for the SGK Brand Solutions segment, $5,469 and $4,636 for the Memorialization segment, $1,441 and $1,442 for the Industrial Technologies segment, and $1,294 and $1,199 for Corporate and Non-Operating, for the three months ended December 31, 2020 and 2019, respectively.
** Acquisition costs, ERP integration costs, and strategic initiatives and other charges were $7,355 and $3,446 for the SGK Brand Solutions segment, $1,130 and $328 for the Memorialization segment, and $2,707 and $9,090 for Corporate and Non-Operating, for the three months ended December 31, 2020 and 2019, respectively.

Note 14.   Goodwill and Other Intangible Assets

A summary of the carrying amount of goodwill attributable to each segment as well as the changes in such amounts are as follows:

	SGK Brand Solutions	Memorialization	Industrial Technologies	Consolidated

Net goodwill at September 30, 2020	$311,737	$361,682	$91,969	$765,388
Translation and other adjustments	11,041	1,308	704	13,053
Net goodwill at December 31, 2020	$322,778	$362,990	$92,673	$778,441
The net goodwill balances at December 31, 2020 and September 30, 2020 included $178,732 of accumulated impairment losses. Accumulated impairment losses at December 31, 2020 and September 30, 2020 were $173,732 and $5,000 for the SGK Brand Solutions and Memorialization segments, respectively.
The Company performed its annual impairment review of goodwill and indefinite-lived intangible assets in the second quarter of fiscal 2020 (January 1, 2020) and determined that the estimated fair values for all goodwill reporting units exceeded their carrying values. The Company performed an interim assessment of its goodwill reporting units within the SGK Brand Solutions segment (Graphics Imaging and Cylinders, Surfaces and Engineered Products) as of March 31, 2020 and recorded a $90,408 goodwill write-down during the second quarter of fiscal 2020. Subsequent to this write-down, the fair values of the two reporting units within the SGK Brand Solutions segment (Graphics Imaging and Cylinders, Surfaces and Engineered Products) approximated their carrying values at March 31, 2020. If current projections are not achieved or specific valuation factors outside the Company’s control (such as discount rates and continued economic and industry impacts of COVID-19) significantly change, additional goodwill write-downs may be necessary in future periods.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 14.   Goodwill and Other Intangible Assets (continued)
The following tables summarize the carrying amounts and related accumulated amortization for intangible assets as of December 31, 2020 and September 30, 2020, respectively.

	Carrying Amount	Accumulated Amortization	Net
December 31, 2020:
Indefinite-lived trade names	$30,540	$—	$30,540
Definite-lived trade names	149,094	(72,658)	76,436
Customer relationships	382,733	(174,811)	207,922
Copyrights/patents/other	21,023	(14,939)	6,084
	$583,390	$(262,408)	$320,982

September 30, 2020:
Indefinite-lived trade names	$30,540	$—	$30,540
Definite-lived trade names	148,867	(64,462)	84,405
Customer relationships	379,246	(166,892)	212,354
Copyrights/patents/other	20,704	(14,505)	6,199
	$579,357	$(245,859)	$333,498
The net change in intangible assets during the three months ended December 31, 2020 included the impact of foreign currency fluctuations during the period and additional amortization.

Amortization expense on intangible assets was $15,221 and $17,942 for the three-month periods ended December 31, 2020 and 2019, respectively. Amortization expense is estimated to be $45,270 for the remainder of fiscal 2021, $47,046 in 2022, $28,165 in 2023, $26,458 in 2024 and $24,471 in 2025.

Note 15.   Subsequent Events

In January 2021, subsequent to the date of the balance sheet, the Company received $15,497 for the full redemption of its senior preferred shares investment in a memorialization business. Additionally, in a separate transaction completed in January 2021, the Company acquired a memorialization business that produces and distributes cemetery products for a purchase price of $13,100, subject to customary post-closing adjustments.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENTS REGARDING FORWARD LOOKING STATEMENTS AND NON-GAAP FINANCIAL MEASURES:

The following discussion should be read in conjunction with the consolidated financial statements of Matthews International Corporation ("Matthews" or the "Company") and related notes thereto included in this Quarterly Report on Form 10-Q and the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2020.  Any forward-looking statements contained herein are included pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements involve known and unknown risks and uncertainties that may cause the Company's actual results in future periods to be materially different from management's expectations.  Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove correct.  Factors that could cause the Company's results to differ materially from the results discussed in such forward-looking statements principally include changes in domestic or international economic conditions, changes in foreign currency exchange rates, changes in the cost of materials used in the manufacture of the Company's products, changes in mortality and cremation rates, changes in product demand or pricing as a result of consolidation in the industries in which the Company operates, changes in product demand or pricing as a result of domestic or international competitive pressures, ability to achieve cost-reduction objectives, unknown risks in connection with the Company's acquisitions, cybersecurity concerns, effectiveness of the Company's internal controls, compliance with domestic and foreign laws and regulations, technological factors beyond the Company's control, impact of pandemics or similar outbreaks, or other disruptions to our industries, customers or supply chains, and other factors described in Item 1A - "Risk Factors" in this Form 10-Q and Item 1A - "Risk Factors" in the Company's Form 10-K for the fiscal year ended September 30, 2020.  In addition, although the Company does not have any customers that would be considered individually significant to consolidated sales, changes in the distribution of the Company's products or the potential loss of one or more of the Company's larger customers are also considered risk factors. Matthews cautions that the foregoing list of important factors is not all inclusive. Readers are also cautioned not to place undue reliance on any forward looking statements, which reflect management's analysis only as of the date of this report, even if subsequently made available by Matthews on its website or otherwise. Matthews does not undertake to update any forward looking statement, whether written or oral, that may be made from time to time by or on behalf of Matthews to reflect events or circumstances occurring after the date of this report.

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

The following table sets forth the sales and adjusted EBITDA for the Company's three reporting segments for the three-month periods ended December 31, 2020 and 2019. Refer to Note 13, "Segment Information" in Item 1 - "Financial Statements" for the Company's financial information by segment.

	Three Months Ended December 31,
	2020	2019
Sales:	(Dollar amounts in thousands)
SGK Brand Solutions	$168,140	$174,880
Memorialization	183,274	154,405
Industrial Technologies	35,243	35,659
Consolidated Sales	$386,657	$364,944

Adjusted EBITDA:
SGK Brand Solutions	$21,336	$18,738
Memorialization	44,072	30,093
Industrial Technologies	3,493	4,314
Corporate and Non-Operating	(14,138)	(12,915)
Total Adjusted EBITDA (1)	$54,763	$40,230
(1) Total Adjusted EBITDA is a non-GAAP financial measure. See the "Non-GAAP Financial Measures" section below.

Sales for the three months ended December 31, 2020 were $386.7 million, compared to $364.9 million for the three months ended December 31, 2019, representing an increase of $21.7 million.  The increase in fiscal 2021 sales reflected higher sales in the Memorialization segment, partially offset by lower sales in the SGK Brand Solutions and Industrial Technologies segments. Changes in foreign currency rates were estimated to have a favorable impact of $4.8 million on fiscal 2021 consolidated sales compared to a year ago. Fiscal 2021 sales were impacted by the global outbreak of coronavirus disease 2019 ("COVID-19"), which has caused some commercial impacts in certain of the Company's segments and geographic locations. These impacts have included customer project delays, temporary business disruptions, and in some cases, higher sales volumes for certain products and services such as memorialization products. While substantially all of the Company's operations have remained open during the COVID-19 pandemic, management expects COVID-19 to continue to impact its sales and results of operations in the short-term until the pandemic subsides (see "Forward Looking Information" below).

In the SGK Brand Solutions segment, sales for the first three months of fiscal 2021 were $168.1 million, compared to $174.9 million for the first three months of fiscal 2020.  The decrease primarily resulted from lower merchandising solutions sales, which were impacted by COVID-19, and reduced sales of cylinders, surfaces and engineered products in Europe. These decreases were partially offset by a modest increase in brand sales in the U.S. Changes in foreign currency exchange rates had a favorable impact of $3.3 million on the segment's sales compared to the prior year. Memorialization segment sales for the first three months of fiscal 2021 were $183.3 million, compared to $154.4 million for the first three months of fiscal 2020. The increase in sales predominantly resulted from increased unit sales of caskets due to COVID-19, as well as improved price realization and higher sales of cremation and incineration equipment. Changes in foreign currency exchange rates had a favorable impact of $843,000 on the segment's sales compared to the prior year. Industrial Technologies segment sales were $35.2 million for the first three months of fiscal 2021, compared to $35.7 million for the first three months of fiscal 2020. The decrease primarily reflected lower sales of warehouse automation systems. Orders for warehouse automation solutions remained strong, but access to job sites to complete these projects has been restricted due to COVID-19. Changes in foreign currency exchange rates had a favorable impact of $578,000 on the segment's sales compared to the prior year.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

Gross profit for the three months ended December 31, 2020 was $125.5 million, compared to $115.7 million for the same period a year ago.  Consolidated gross profit as a percent of sales was 32.5% and 31.7% for the first three months of fiscal 2021 and fiscal 2020, respectively.  The increase in gross profit primarily reflected higher sales, and benefits from the realization of productivity improvements and cost-reduction initiatives. Gross profit also included acquisition integration costs and other charges primarily in connection with cost-reduction initiatives totaling $8.0 million and $1.1 million for the three months ended December 31, 2020 and 2019, respectively.

Selling and administrative expenses for the three months ended December 31, 2020 were $99.9 million, compared to $102.7 million for the first three months of fiscal 2020.  Consolidated selling and administrative expenses, as a percent of sales, were 25.8% for the three months ended December 31, 2020, compared to 28.1% for the same period last year.  The decrease in selling and administrative expenses reflected benefits from ongoing cost-reduction initiatives, and reduced travel and entertainment ("T&E") costs resulting from the COVID-19 pandemic, partially offset by increased performance-based compensation compared to fiscal 2020. Selling and administrative expenses also included acquisition integration and related systems-integration costs, and other charges primarily in connection with cost-reduction initiatives totaling $4.4 million in fiscal 2021, compared to $11.7 million in fiscal 2020. Intangible amortization for the three months ended December 31, 2020 was $15.2 million, compared to $17.9 million for the three months ended December 31, 2019. Intangible amortization included accelerated amortization resulting from the fiscal 2019 reduction in useful lives for certain trade names that are being discontinued. Amortization for these trade names totaled $7.0 million and $9.4 million for the three months ended December 31, 2020 and December 31, 2019, respectively.

Adjusted EBITDA was $54.8 million for the three months ended December 31, 2020 and $40.2 million for the three months ended December 31, 2019. Adjusted EBITDA for the SGK Brand Solutions segment was $21.3 million for the first three months of fiscal 2021 compared to $18.7 million for the same period a year ago. The increase in segment adjusted EBITDA primarily reflected benefits from cost-reduction initiatives and reduced T&E costs resulting from COVID-19. These increases were partially offset by the impact of lower sales and increased performance-based compensation compared to fiscal 2020. Memorialization segment adjusted EBITDA was $44.1 million for the first three months of fiscal 2021 compared to $30.1 million for the first three months of fiscal 2020. The increase in segment adjusted EBITDA primarily reflected the impact of higher sales, benefits from productivity initiatives and lower T&E costs, partially offset by increased performance-based compensation compared to fiscal 2020. Adjusted EBITDA for the Industrial Technologies segment for the three months ended December 31, 2020 was $3.5 million, compared to $4.3 million for the same period a year ago. Industrial Technologies segment adjusted EBITDA primarily reflected the impact of lower sales and increased performance-based compensation, partially offset by benefits from cost-reduction initiatives and reduced T&E costs.

Investment income was $1.1 million for the three months ended December 31, 2020 and $1.3 million for the three months ended December 31, 2019. Investment income for both periods primarily reflected changes in the value of investments (primarily marketable securities) held in trust for certain of the Company's benefit plans.  Interest expense for the first three months of fiscal 2021 was $7.7 million, compared to $9.2 million for the same period last year.  The decrease in interest expense reflected a decrease in average borrowing levels and lower average interest rates in the current fiscal year.  Other income (deductions), net, for the three months ended December 31, 2020 represented a decrease in pre-tax income of $1.7 million, compared to a decrease in pre-tax income of $2.8 million for the same period last year.  Other income (deductions), net includes the non-service components of pension and postretirement expense, which totaled $1.9 million and $2.2 million for the three months ended December 31, 2020 and 2019, respectively. Other income (deductions), net also includes banking-related fees and the impact of currency gains and losses on certain intercompany debt and foreign denominated cash balances.

Income tax provisions for the Company's interim periods are based on the effective income tax rate expected to be applicable for the full year. The Company's consolidated income taxes for the three months ended December 31, 2020 were an expense of $4.0 million, compared to a benefit of $5.4 million for the first three months of fiscal 2020. The differences between the Company’s consolidated income taxes for the first three months of fiscal 2021 versus the same period for fiscal 2020 primarily resulted from the fiscal 2021 first quarter having consolidated pre-tax income while the first quarter of fiscal 2020 had a pre-tax loss. Additionally, fiscal 2021 included discrete tax expenses related to foreign operating losses while fiscal 2020 included discrete tax benefits resulting from the closure of several tax audits. The Company’s fiscal 2021 three-month effective tax rate varied from the U.S. statutory tax rate of 21.0% primarily due to discrete tax expenses recognized in the quarter. The Company’s fiscal 2020 three-month effective tax rate varied from the U.S. statutory tax rate of 21.0% primarily due to state taxes, foreign statutory rate differentials, tax credits, and discrete tax benefits recognized in the quarter.

Net losses attributable to noncontrolling interests were $234,000 for the three months ended December 31, 2020, compared to net income of $160,000 for the same period a year ago.  The net losses (income) attributable to noncontrolling interests primarily reflected losses (income) in less than wholly-owned businesses.

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

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

The reconciliation of net income to adjusted EBITDA is as follows:

	Three Months Ended December 31,
	2020	2019
	(Dollar amounts in thousands)
Net loss	$(1,992)	$(10,306)
Income tax provision (benefit)	3,980	(5,397)
Income (loss) before income taxes	1,988	(15,703)
Net loss (income) attributable to noncontrolling interests	234	(160)
Interest expense	7,728	9,240
Depreciation and amortization *	27,351	28,933
Acquisition costs (1)**	342	1,479
ERP integration costs (2)**	143	665
Strategic initiatives and other charges: (3)**
Workforce reductions and related costs	7,026	2,262
Other cost reduction initiatives	3,681	8,458
Non-recurring / incremental COVID-19 costs (4)	1,124	—
Joint Venture depreciation, amortization, interest expense and other charges (5)	—	797
Stock-based compensation	3,246	2,031
Non-service pension and postretirement expense (6)	1,900	2,228
Total Adjusted EBITDA	$54,763	$40,230

(1) Includes certain non-recurring costs associated with recent acquisition activities.
(2) Represents costs associated with global ERP system integration efforts.
(3) Includes certain non-recurring costs associated with productivity and cost-reduction initiatives intended to result in improved operating performance, profitability and working capital levels.
(4) Includes certain non-recurring direct incremental costs (such as costs for purchases of computer peripherals and devices to facilitate working-from-home, additional personal protective equipment and cleaning supplies and services, etc.) incurred in response to COVID-19. This amount does not include the impact of any lost sales or underutilization due to COVID-19.

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

* Depreciation and amortization was $19.1 million and $21.7 million for the SGK Brand Solutions segment, $5.5 million and $4.6 million for the Memorialization segment, $1.4 million and $1.4 million for the Industrial Technologies segment, and $1.3 million and $1.2 million for Corporate and Non-Operating, for the three months ended December 31, 2020 and 2019, respectively.
** Acquisition costs, ERP integration costs, and strategic initiatives and other charges were $7.4 million and $3.4 million for the SGK Brand Solutions segment, $1.1 million and $328,000 for the Memorialization segment, and $2.7 million and $9.1 million for Corporate and Non-Operating, for the three months ended December 31, 2020 and 2019, respectively.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

LIQUIDITY AND CAPITAL RESOURCES:

Net cash provided by operating activities was $35.3 million for the first three months of fiscal 2021, compared to $5.4 million for the first three months of fiscal 2020.  The increase reflected improved earnings for the current quarter and improved working capital management compared to a year ago. Operating cash flow for both periods principally included net loss adjusted for deferred taxes, depreciation and amortization, stock-based compensation expense, net gains related to investments, non-cash pension expense, other non-cash adjustments, and changes in working capital items. Net changes in working capital items reduced operating cash flow by $3.7 million and $13.2 million in fiscal 2021 and fiscal 2020, respectively.

Cash used in investing activities was $5.8 million for the three months ended December 31, 2020, compared to cash used in investing activities of $14.2 million for the three months ended December 31, 2019.  Investing activities for the first three months of fiscal 2021 reflected capital expenditures of $7.5 million and proceeds from the sale of assets of $1.7 million.  Investing activities for the first three months of fiscal 2020 primarily reflected capital expenditures of $9.7 million and cash investments made in non-consolidated subsidiaries of $4.6 million.

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

Cash used in financing activities for the three months ended December 31, 2020 was $31.4 million, primarily reflecting repayments, net of proceeds, on long-term debt of $18.0 million, treasury stock purchases of $4.2 million, dividends of $6.8 million to the Company's shareholders, and $1.6 million of holdback and deferred payments related to acquisitions from prior years. Cash provided by financing activities for the three months ended December 31, 2019 was $11.9 million, primarily reflecting proceeds, net of repayments, on long-term debt of $21.6 million, treasury stock purchases of $1.8 million, and dividends of $6.5 million to the Company's shareholders.

The Company has a domestic credit facility with a syndicate of financial institutions that was amended and restated in March 2020. The amended and restated loan agreement includes a $750.0 million senior secured revolving credit facility, which matures in March 2025, and a $35.0 million senior secured amortizing term loan, which matures in July 2021. A portion of the revolving credit facility (not to exceed $350.0 million) can be drawn in foreign currencies. The term loan requires scheduled quarterly principal payments through its maturity date. Borrowings under both the revolving credit facility and the term loan bear interest at LIBOR (Euro LIBOR for balances drawn in Euros) plus a factor ranging from 0.75% to 2.00% (1.25% at December 31, 2020) based on the Company's secured leverage ratio.  The secured leverage ratio is defined as net secured indebtedness divided by EBITDA (earnings before interest, income taxes, depreciation and amortization) as defined within the domestic credit facility agreement. The Company is required to pay an annual commitment fee ranging from 0.15% to 0.30% (based on the Company's leverage ratio) of the unused portion of the revolving credit facility. The Company incurred debt issuance costs in connection with the amended and restated agreement. Unamortized costs were $2.6 million and $2.7 million at December 31, 2020 and September 30, 2020, respectively.

The domestic credit facility requires the Company to maintain certain leverage and interest coverage ratios. A portion of the facility (not to exceed $35.0 million) is available for the issuance of trade and standby letters of credit. Outstanding U.S. dollar denominated borrowings on the revolving credit facility at December 31, 2020 and September 30, 2020 were $262.9 million and $257.4 million, respectively. Outstanding Euro denominated borrowings on the revolving credit facility at December 31, 2020 and September 30, 2020 were €117.0 million ($143.5 million) and €117.0 million ($137.2 million), respectively. Outstanding borrowings on the term loan at December 31, 2020 and September 30, 2020 were $22.4 million and $22.4 million, respectively. The weighted-average interest rate on outstanding borrowings for the domestic credit facility (including the effects of interest rate swaps and Euro denominated borrowings) at December 31, 2020 and 2019 was 2.07% and 2.60%, respectively.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

The Company has $300.0 million of 5.25% senior unsecured notes due December 1, 2025 (the "2025 Senior Notes"). The 2025 Senior Notes bear interest at a rate of 5.25% per annum with interest payable semi-annually in arrears on June 1 and December 1 of each year. The Company's obligations under the 2025 Senior Notes are guaranteed by certain of the Company's direct and indirect wholly-owned domestic subsidiaries. The Company is subject to certain covenants and other restrictions in connection with the 2025 Senior Notes. The Company incurred direct financing fees and costs in connection with the 2025 Senior Notes. Unamortized costs were $2.6 million and $2.7 million at December 31, 2020 and September 30, 2020, respectively.

The Company has a $115.0 million accounts receivable securitization facility (the "Securitization Facility") with certain financial institutions which matures in March 2022. Under the Securitization Facility, the Company and certain of its domestic subsidiaries sell, on a continuous basis without recourse, their trade receivables to Matthews Receivables Funding Corporation, LLC (“Matthews RFC”), a wholly-owned bankruptcy-remote subsidiary of the Company. Matthews RFC in turn assigns a collateral interest in these receivables to certain financial institutions, and then may borrow funds under the Securitization Facility. The Securitization Facility does not qualify for sale treatment. Accordingly, the trade receivables and related debt obligations remain on the Company's Consolidated Balance Sheet. Borrowings under the Securitization Facility bear interest at LIBOR plus 0.75%. The Company is required to pay an annual commitment fee ranging from 0.25% to 0.35% of the unused portion of the Securitization Facility. Outstanding borrowings under the Securitization Facility at December 31, 2020 and September 30, 2020 were $64.3 million and $67.7 million, respectively. At December 31, 2020 and 2019, the interest rate on borrowings under this facility was 0.89% and 2.51% respectively.

The following table presents information related to interest rate contracts entered into by the Company and designated as cash flow hedges (dollar amounts in thousands):

	December 31, 2020	September 30, 2020
Pay fixed swaps - notional amount	$262,500	$312,500
Net unrealized loss	$(6,422)	$(7,792)
Weighted-average maturity period (years)	2.8	2.6
Weighted-average received rate	0.14%	0.15%
Weighted-average pay rate	1.31%	1.34%

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

The fair value of the interest rate swaps reflected an unrealized loss of $6.4 million ($4.8 million after tax) at December 31, 2020 and an unrealized loss of $7.8 million ($5.9 million after tax) at September 30, 2020 that is included in shareholders' equity as part of accumulated other comprehensive income (loss) ("AOCI").  Assuming market rates remain constant with the rates at December 31, 2020, a loss (net of tax) of approximately $2.2 million included in AOCI is expected to be recognized in earnings over the next twelve months.

The Company, through certain of its European subsidiaries, has a credit facility with a European bank, which is guaranteed by Matthews. The maximum amount of borrowing available under this facility is €25.0 million ($30.7 million), which includes €8.0 million ($9.8 million) for bank guarantees.  In the first quarter of fiscal 2021, the Company extended this facility to a current maturity of December 2021 and the Company intends to continue to extend this facility. Outstanding borrowings under the credit facility totaled €5.8 million ($7.1 million) and €18.9 million ($22.2 million) at December 31, 2020 and September 30, 2020, respectively. The weighted-average interest rate on outstanding borrowings under this facility at December 31, 2020 and 2019 was 2.25% and 1.25%, respectively.

The Company uses certain foreign currency debt instruments as net investment hedges of foreign operations. Currency losses of $9.1 million (net of income taxes of $3.0 million) and currency losses of $4.4 million (net of income taxes of $1.4 million), which represent effective hedges of net investments, were reported as a component of AOCI within currency translation adjustment at December 31, 2020 and September 30, 2020, respectively.

The Company has a stock repurchase program.  Under the current authorization, the Company's Board of Directors has authorized the repurchase of a total of 5,000,000 shares of Matthews' common stock under the program, of which 376,445 shares remain available for repurchase as of December 31, 2020. The buy-back program is designed to increase shareholder

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

value, enlarge the Company's holdings of its common stock, and add to earnings per share.  Repurchased shares may be retained in treasury, utilized for acquisitions, or reissued to employees or other purchasers, subject to the restrictions set forth in the Company's Restated Articles of Incorporation.

Consolidated working capital of the Company was $258.8 million at December 31, 2020, compared to $258.7 million at September 30, 2020.  Cash and cash equivalents were $41.2 million at December 31, 2020, compared to $41.3 million at September 30, 2020.  The Company's current ratio was 1.8 at December 31, 2020 and September 30, 2020.

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

SUBSEQUENT EVENTS:

In January 2021, subsequent to the date of the balance sheet, the Company received $15.5 million for the full redemption of its senior preferred shares investment in a memorialization business. Additionally, in a separate transaction completed in January 2021, the Company acquired a memorialization business that produces and distributes cemetery products for a purchase price of $13.1 million, subject to customary post-closing adjustments.

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

During fiscal 2019, the Company initiated a strategic evaluation to improve profitability and reduce the Company's cost structure. These actions leveraged the benefit of the Company's new global ERP platform, primarily targeted at the SGK Brand Solutions segment, both operational and commercial structure, and the Company's shared financial services and other administrative functions. This evaluation identified opportunities for significant cost structure improvements, which the Company expects to achieve through fiscal 2022.  The Company's recent strategic review has also resulted in improvements to the commercial structure within the SGK Brand Solutions segment, including the consolidation of several of the segment's trade names. As a result, the accelerated amortization of these intangible assets will continue through at least fiscal 2022.

On January 30, 2020, the World Health Organization declared an outbreak of COVID-19 to be a Public Health Emergency of International Concern, and subsequently recognized COVID-19 as a global pandemic in March 2020. Widespread efforts have been deployed by multiple countries around the world to prevent the virus from spreading, including temporary closures of non-essential businesses, event cancellations, travel restrictions, quarantines, and other disruptive actions. Substantially all of the Company’s operations have remained open during the COVID-19 pandemic, as they have been considered “essential” businesses during this time. However, the Company has experienced some commercial impact and business disruptions in certain segments and geographic locations as a result of COVID-19.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

Considerable judgment is necessary to assess and predict the potential financial impacts of COVID-19 on the Company’s future operating results. Management expects that each of its business segments will experience some level of sales impacts in the short-term, potentially due to customer business disruptions, facilities shut-downs, weaker global economic conditions, and possible customer project delays. Longer-term financial impacts will depend on global economic conditions eventually resulting from COVID-19. Management expects each of its businesses to experience increased financial volatility in the short-term, but currently anticipates its core businesses will return to a more normalized future state once the COVID-19 pandemic subsides.

CRITICAL ACCOUNTING POLICIES:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Therefore, the determination of estimates requires the exercise of judgment based on various assumptions and other factors such as historical experience, economic conditions, and in some cases, actuarial techniques.  Actual results may differ from those estimates. A discussion of market risks affecting the Company can be found in Item 7A - "Quantitative and Qualitative Disclosures about Market Risk" in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2020.

A summary of the Company's significant accounting policies are included in the Notes to Consolidated Financial Statements and in the critical accounting policies in Management's Discussion and Analysis included in the Company's Annual Report on Form 10-K for the year ended September 30, 2020.  Management believes that the application of these policies on a consistent basis enables the Company to provide useful and reliable financial information about the Company's operating results and financial condition.
The Company performed its annual impairment review of goodwill and indefinite-lived intangible assets in the second quarter of fiscal 2020 (January 1, 2020) and determined that the estimated fair values for all goodwill reporting units exceeded their carrying values. The Company performed an interim assessment of its goodwill reporting units within the SGK Brand Solutions segment (Graphics Imaging and Cylinders, Surfaces and Engineered Products) as of March 31, 2020 and recorded a $90.4 million goodwill write-down during the second quarter of fiscal 2020. Subsequent to this write-down, the fair values of the two reporting units within the SGK Brand Solutions segment (Graphics Imaging and Cylinders, Surfaces and Engineered Products) approximated their carrying values at March 31, 2020. If current projections are not achieved or specific valuation factors outside the Company’s control (such as discount rates and continued economic and industry impacts of COVID-19) significantly change, additional goodwill write-downs may be necessary in future periods.

LONG-TERM CONTRACTUAL OBLIGATIONS AND COMMITMENTS:

The following table summarizes the Company's contractual obligations at December 31, 2020, and the effect such obligations are expected to have on its liquidity and cash flows in future periods.

	Payments due in fiscal year:
	Total	2021 Remainder	2022 (1) to 2023	2024 to 2025	After 2025
Contractual Cash Obligations:	(Dollar amounts in thousands)
Revolving credit facilities	$413,483	$—	$7,053	$406,430	$—
Securitization Facility	64,300	—	64,300	—	—
Senior secured term loan	22,406	22,406	—	—	—
2025 Senior Notes	376,141	7,875	31,500	31,500	305,266
Finance lease obligations (2)	9,711	2,910	4,141	904	1,756
Non-cancelable operating leases (2)	74,494	19,762	34,291	14,922	5,519
Other	37,147	10,522	18,664	2,168	5,793
Total contractual cash obligations	$997,682	$63,475	$159,949	$455,924	$318,334
(1)The Company maintains certain debt facilities with maturity dates of twelve months or less that it intends and has the ability to extend beyond twelve months totaling $7.1 million. These balances have been classified as non-current on the Company's Consolidated Balance Sheet.
(2)Lease obligations have not been discounted to their present value.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

A significant portion of the loans included in the table above bear interest at variable rates.  At December 31, 2020, the weighted-average interest rate was 2.07% on the Company's domestic credit facility, 0.89% on the Company's Securitization Facility and 2.25% on the credit facility through the Company's European subsidiaries.

Benefit payments under the Company's principal retirement plan are made from plan assets, while benefit payments under the supplemental retirement plan and postretirement benefit plan are funded from the Company's operating cash. Under IRS regulations, the Company is required to make contributions of approximately $4.2 million to its principal retirement plan in fiscal 2021. The Company is also currently evaluating potential additional contributions to its principal retirement plan during fiscal 2021. During the three months ended December 31, 2020 contributions of $203,000 and $23,000 were made under the supplemental retirement plan and postretirement plan, respectively. The Company currently anticipates contributing an additional $4.2 million, $702,000 and $808,000 under the principal retirement plan, supplemental retirement plan and postretirement plan, respectively, for the remainder of fiscal 2021.

Unrecognized tax benefits are positions taken, or expected to be taken, on an income tax return that may result in additional payments to tax authorities.  If a tax authority agrees with the tax position taken, or expected to be taken, or the applicable statute of limitations expires, then additional payments will not be necessary.  As of December 31, 2020, the Company had unrecognized tax benefits, excluding penalties and interest, of approximately $10.8 million.  The timing of potential future payments related to the unrecognized tax benefits is not presently determinable. The Company believes that its current liquidity sources, combined with its operating cash flow and borrowing capacity, will be sufficient to meet its capital needs for the foreseeable future.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

Refer to Note 2, "Basis of Presentation" in Item 1 - "Financial Statements," for further details on recently issued accounting pronouncements.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company’s market risk during the three months ended December 31, 2020. For additional information see Item 7A - "Quantitative and Qualitative Disclosures About Market Risk" in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2020.

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

Management, under the supervision and with the participation of our Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures in effect as of December 31, 2020. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2020, the Company's disclosure controls and procedures were effective to provide reasonable assurance that material information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, and that such information is recorded, summarized and properly reported within the appropriate time period, relating to the Company and its consolidated subsidiaries, required to be included in the Exchange Act reports, including this Quarterly Report on Form 10-Q.
There have been no changes in the Company's internal controls over financial reporting that occurred during the fiscal quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II ‑ OTHER INFORMATION

Item 1. Legal Proceedings

The Company is subject to various legal proceedings and claims arising in the ordinary course of business.  Management does not expect that the results of any of these legal proceedings will have a material adverse effect on Matthews' financial condition, results of operations or cash flows.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A to our Annual Report on Form 10-K for the fiscal year ended September 30, 2020. The risk factors disclosed in Part I, Item 1A to our Annual Report on Form 10-K for the fiscal year ended September 30, 2020, in addition to the other information set forth in this report, could adversely affect the Company's operating performance and financial condition. Additional risks not currently known or deemed immaterial may also result in adverse effects on the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchase Plan

The Company has a stock repurchase program.  The buy-back program is designed to increase shareholder value, enlarge the Company's holdings of its common stock, and add to earnings per share.  Repurchased shares may be retained in treasury, utilized for acquisitions, or reissued to employees or other purchasers, subject to the restrictions of the Company's Restated Articles of Incorporation.  Under the current authorization, the Company's Board of Directors had authorized the repurchase of a total of 5,000,000 shares of Matthews' common stock under the program, of which 376,445 shares remain available for repurchase as of December 31, 2020.

The following table shows the monthly fiscal 2021 stock repurchase activity:

Period	Total number of shares purchased	Weighted-average price paid per share	Total number of shares purchased as part of a publicly announced plan	Maximum number of shares that may yet be purchased under the plan
October 2020	40,000	$22.25	40,000	498,736
November 2020	34,789	25.82	34,789	463,947
December 2020	87,502	27.99	87,502	376,445
Total	162,291	$26.11	162,291

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Not Applicable.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

	Exhibit No.	Description	Method of Filing

	3.1	Restated Articles of Incorporation*	Exhibit Number 3.1 to the Annual Report on Form 10-K for the year ended September 30, 1994 (filed in paper format)
	3.2	Restated By-laws of Matthews International Corporation, as amended January 8, 2021*	Exhibit Number 3.1 to the Current Report on Form 8-K filed on January 14, 2021
	31.1	Certification of Principal Executive Officer for Joseph C. Bartolacci	Filed herewith
	31.2	Certification of Principal Financial Officer for Steven F. Nicola	Filed herewith
	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Joseph C. Bartolacci	Furnished herewith
	32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Steven F. Nicola	Furnished herewith
	101.INS	XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed herewith
	101.SCH	XBRL Taxonomy Extension Schema	Filed herewith
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith
	101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith
	101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith
	101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith
	104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101)	Filed herewith
* Incorporated by reference

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATTHEWS INTERNATIONAL CORPORATION
(Registrant)

Date:	January 29, 2021	By: /s/ Joseph C. Bartolacci
Joseph C. Bartolacci, President
and Chief Executive Officer

Date:	January 29, 2021	By: /s/ Steven F. Nicola
Steven F. Nicola, Chief Financial Officer
and Secretary