Form 10-Q
period 2021-03-31
MATTHEWS INTERNATIONAL CORP
filed 2021-04-30
CIK 63296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
____________________________________________________________
FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2021
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
Yes ☐ No ☒

As of March 31, 2021, shares of common stock outstanding were: Class A Common Stock 31,656,210 shares.

PART I ‑ FINANCIAL INFORMATION

Item 1.   Financial Statements

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollar amounts in thousands)

	March 31, 2021		September 30, 2020
ASSETS
Current assets:
Cash and cash equivalents		$46,980		$41,334
Accounts receivable, net		292,703		295,185
Inventories, net		186,522		175,100
Other current assets		73,410		63,954
Total current assets		599,615		575,573

Investments		49,048		63,250
Property, plant and equipment, net		228,362		236,788
Operating lease right-of-use assets		78,944		72,011
Deferred income taxes		3,457		3,757
Goodwill		777,823		765,388
Other intangible assets, net		305,295		333,498
Other assets		21,216		22,368

Total assets		$2,063,760		$2,072,633

LIABILITIES
Current liabilities:
Long-term debt, current maturities		$4,274		$26,824
Current portion of operating lease liabilities		24,458		23,942
Trade accounts payable		89,321		82,921
Accrued compensation		57,547		58,058
Accrued income taxes		2,764		3,612
Other current liabilities		145,906		121,511
Total current liabilities		324,270		316,868

Long-term debt		778,209		807,710
Operating lease liabilities		55,984		49,297
Accrued pension		150,995		149,848
Postretirement benefits		18,629		18,600
Deferred income taxes		83,861		78,911
Other liabilities		32,213		39,966
Total liabilities		1,444,161		1,461,200

SHAREHOLDERS' EQUITY
Shareholders' equity-Matthews:
Common stock	$36,334		$36,334
Additional paid-in capital	143,324		135,187
Retained earnings	848,254		859,002
Accumulated other comprehensive loss	(224,493)		(240,719)
Treasury stock, at cost	(184,373)		(178,997)
Total shareholders' equity-Matthews		619,046		610,807
Noncontrolling interests		553		626
Total shareholders' equity		619,599		611,433

Total liabilities and shareholders' equity		$2,063,760		$2,072,633

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020

Sales	$417,154	$374,800	$803,811	$739,744
Cost of sales	(276,143)	(250,036)	(537,302)	(499,253)

Gross profit	141,011	124,764	266,509	240,491

Selling expense	(32,360)	(33,182)	(63,155)	(65,445)
Administrative expense	(70,749)	(68,399)	(139,858)	(138,864)
Intangible amortization	(22,930)	(17,872)	(38,151)	(35,814)
Goodwill write-down	—	(90,408)	—	(90,408)

Operating profit (loss)	14,972	(85,097)	25,345	(90,040)

Investment income (loss)	969	(1,108)	2,046	191
Interest expense	(7,233)	(9,613)	(14,961)	(18,853)
Other income (deductions), net	(2,584)	(1,843)	(4,318)	(4,662)

Income (loss) before income taxes	6,124	(97,661)	8,112	(113,364)

Income tax (provision) benefit	(972)	11,066	(4,952)	16,463

Net income (loss)	5,152	(86,595)	3,160	(96,901)

Net (income) loss attributable to noncontrolling interests	(163)	231	71	71

Net income (loss) attributable to Matthews shareholders	$4,989	$(86,364)	$3,231	$(96,830)

Earnings (loss) per share attributable to Matthews shareholders:
Basic	$0.16	$(2.77)	$0.10	$(3.11)

Diluted	$0.16	$(2.77)	$0.10	$(3.11)

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(Dollar amounts in thousands)

	Three Months Ended March 31,
	Matthews		Noncontrolling Interest		Total
	2021	2020	2021	2020	2021	2020

Net income (loss):	$4,989	$(86,364)	$163	$(231)	$5,152	$(86,595)
Other comprehensive income (loss) ("OCI"), net of tax:
Foreign currency translation adjustment	(8,898)	(30,648)	1	1	(8,897)	(30,647)
Pension plans and other postretirement benefits	2,255	1,827	—	—	2,255	1,827
Unrecognized gain (loss) on derivatives:
Net change from periodic revaluation	2,088	(4,305)	—	—	2,088	(4,305)
Net amount reclassified to earnings	567	(137)	—	—	567	(137)
Net change in unrecognized gain (loss) on derivatives	2,655	(4,442)	—	—	2,655	(4,442)
OCI, net of tax	(3,988)	(33,263)	1	1	(3,987)	(33,262)
Comprehensive income (loss)	$1,001	$(119,627)	$164	$(230)	$1,165	$(119,857)

	Six Months Ended March 31,
	Matthews		Noncontrolling Interest		Total
	2021	2020	2021	2020	2021	2020

Net income (loss):	$3,231	$(96,830)	$(71)	$(71)	$3,160	$(96,901)
OCI, net of tax:
Foreign currency translation adjustment	8,157	(19,537)	(2)	(4)	8,155	(19,541)
Pension plans and other postretirement benefits	4,379	3,554	—	—	4,379	3,554
Unrecognized gain (loss) on derivatives:
Net change from periodic revaluation	2,441	(3,739)	—	—	2,441	(3,739)
Net amount reclassified to earnings	1,249	(412)	—	—	1,249	(412)
Net change in unrecognized gain (loss) on derivatives	3,690	(4,151)	—	—	3,690	(4,151)
OCI, net of tax	16,226	(20,134)	(2)	(4)	16,224	(20,138)
Comprehensive income (loss)	$19,457	$(116,964)	$(73)	$(75)	$19,384	$(117,039)

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
for the three and six months ended March 31, 2021 and 2020 (Unaudited)
(Dollar amounts in thousands, except per share data)

	Shareholders' Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Non- controlling Interests	Total
Balance, September 30, 2020	$36,334	$135,187	$859,002	$(240,719)	$(178,997)	$626	$611,433
Net loss	—	—	(1,758)	—	—	(234)	(1,992)
Minimum pension liability	—	—	—	2,124	—	—	2,124
Translation adjustment	—	—	—	17,055	—	(3)	17,052
Fair value of derivatives	—	—	—	1,035	—	—	1,035
Total comprehensive income							18,219
Stock-based compensation	—	3,246	—	—	—	—	3,246
Purchase of 162,291 shares of treasury stock	—	—	—	—	(4,237)	—	(4,237)
Issuance of 10,300 shares of treasury stock	—	(407)	—	—	407	—	—
Cancellations of 34,727 shares of treasury stock	—	1,982	—	—	(1,982)	—	—
Dividends, $0.215 per share	—	—	(6,808)	—	—	—	(6,808)
Balance, December 31, 2020	$36,334	$140,008	$850,436	$(220,505)	$(184,809)	$389	$621,853
Net income	—	—	4,989	—	—	163	5,152
Minimum pension liability	—	—	—	2,255	—	—	2,255
Translation adjustment	—	—	—	(8,898)	—	1	(8,897)
Fair value of derivatives	—	—	—	2,655	—	—	2,655
Total comprehensive income							1,165
Stock-based compensation	—	4,001	—	—	—	—	4,001
Purchase of 6,000 shares of treasury stock	—	—	—	—	(249)	—	(249)
Issuance of 17,357 shares of treasury stock	—	(685)	—	—	685	—	—
Dividends, $0.215 per share	—	—	(7,171)	—	—	—	(7,171)
Balance, March 31, 2021	$36,334	$143,324	$848,254	$(224,493)	$(184,373)	$553	$619,599

	Shareholders' Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Non- controlling Interests	Total
Balance, September 30, 2019	$36,334	$137,774	$972,594	$(228,361)	$(200,235)	$1,130	$719,236
Net (loss) income	—	—	(10,466)	—	—	160	(10,306)
Minimum pension liability	—	—	—	1,727	—	—	1,727
Translation adjustment	—	—	—	11,111	—	(5)	11,106
Fair value of derivatives	—	—	—	291	—	—	291
Total comprehensive income							2,818
Stock-based compensation	—	2,031	—	—	—	—	2,031
Purchase of 52,104 shares of treasury stock	—	—	—	—	(1,845)	—	(1,845)
Issuance of 11,225 shares of treasury stock	—	(450)	—	—	450	—	—
Cancellations of 17,509 shares of treasury stock	—	1,171	—	—	(1,171)	—	—
Dividends, $0.21 per share	—	—	(6,535)	—	—	—	(6,535)
Balance, December 31, 2019	$36,334	$140,526	$955,593	$(215,232)	$(202,801)	$1,285	$715,705
Net loss	—	—	(86,364)	—	—	(231)	(86,595)
Minimum pension liability	—	—	—	1,827	—	—	1,827
Translation adjustment	—	—	—	(30,648)	—	1	(30,647)
Fair value of derivatives	—	—	—	(4,442)	—	—	(4,442)
Total comprehensive loss							(119,857)
Stock-based compensation	—	2,508	—	—	—	—	2,508
Purchase of 20,750 shares of treasury stock	—	—	—	—	(506)	—	(506)
Dividends, $0.21 per share	—	—	(6,648)	—	—	—	(6,648)
Balance, March 31, 2020	$36,334	$143,034	$862,581	$(248,495)	$(203,307)	$1,055	$591,202

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollar amounts in thousands)

	Six Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$3,160	$(96,901)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	62,530	58,250
Stock-based compensation expense	7,247	4,539
Deferred tax provision (benefit)	930	(6,155)
(Gain) loss on sale of assets, net	(511)	27
Unrealized (gain) loss on investments	(844)	70
Loss from equity-method investments	—	1,345
Goodwill write-down	—	90,408
Changes in working capital items	2,730	19,384
Decrease in other assets	2,556	5,587
Increase (decrease) in other liabilities	12,962	(1,107)
Other operating activities, net	1,422	(9,452)

Net cash provided by operating activities	92,182	65,995

Cash flows from investing activities:
Capital expenditures	(15,819)	(19,082)
Acquisitions, net of cash acquired	(13,100)	—
Proceeds from sale of assets	2,065	181
Proceeds from sale of investments	15,000	—
Investments and advances	—	(9,637)

Net cash used in investing activities	(11,854)	(28,538)

Cash flows from financing activities:
Proceeds from long-term debt	249,833	942,692
Payments on long-term debt	(303,781)	(921,359)
Purchases of treasury stock	(4,486)	(2,351)
Dividends	(13,979)	(13,183)
Acquisition holdback and contingent consideration payments	(1,556)	(1,739)
Other financing activities	(1,484)	(3,475)

Net cash (used in) provided by financing activities	(75,453)	585

Effect of exchange rate changes on cash	771	(1,006)

Net change in cash and cash equivalents	5,646	37,036
Cash and cash equivalents at beginning of year	41,334	35,302
Cash and cash equivalents at end of period	$46,980	$72,338

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2021
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
The Company has facilities in North America, Europe, Asia, Australia, and Central and South America.

Note 2.   Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information for commercial and industrial companies and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the six months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2021. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2020.  The consolidated financial statements include all domestic and foreign subsidiaries in which the Company maintains an ownership interest and has operating control.  Investments in certain companies over which the Company exerts significant influence, but does not control the financial and operating decisions, are accounted for as equity method investments. Investments in certain companies over which the Company does not exert significant influence are accounted for as cost method investments. All intercompany accounts and transactions have been eliminated.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 2.   Basis of Presentation (continued)

The following table summarizes the activity for the accounts receivable allowance for doubtful accounts for the six months ended March 31, 2021:

Accounts Receivable Allowance for Doubtful Accounts
Balance at October 1, 2020	$9,618
Current period expense / (deductions)	(621)
Translation and other adjustments (1)	(216)
Balance at March 31, 2021	$8,781
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

The Company disaggregates revenue from contracts with customers by geography, as it believes geographic regions best depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. Disaggregated sales by segment and region for the three and six months ended March 31, 2021 and 2020 were as follows:

	SGK Brand Solutions		Memorialization		Industrial Technologies		Consolidated
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2021	2020	2021	2020	2021	2020	2021	2020
North America	$66,282	$75,448	$190,253	$152,253	$32,260	$32,380	$288,795	$260,081
Central and South America	1,319	1,360	—	—	—	—	1,319	1,360
Europe	89,190	83,015	12,662	7,637	7,013	7,453	108,865	98,105
Australia	3,456	2,937	2,542	1,929	—	—	5,998	4,866
Asia	10,777	10,095	—	—	1,400	293	12,177	10,388
Total Sales	$171,024	$172,855	$205,457	$161,819	$40,673	$40,126	$417,154	$374,800

	SGK Brand Solutions		Memorialization		Industrial Technologies		Consolidated
	Six Months Ended March 31,		Six Months Ended March 31,		Six Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020	2021	2020	2021	2020
North America	$136,684	$151,678	$360,577	$296,298	$59,895	$60,679	$557,156	$508,655
Central and South America	2,694	3,196	—	—	—	—	2,694	3,196
Europe	170,999	165,428	23,102	15,466	13,004	14,379	207,105	195,273
Australia	6,937	5,939	5,052	4,460	—	—	11,989	10,399
Asia	21,850	21,494	—	—	3,017	727	24,867	22,221
Total Sales	$339,164	$347,735	$388,731	$316,224	$75,916	$75,785	$803,811	$739,744

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 4.   Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  A three level fair value hierarchy is used to prioritize the inputs used in valuations, as defined below:

Level 1:	Observable inputs that reflect unadjusted quoted prices for identical assets or liabilities in active markets.
Level 2:	Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.
Level 3:	Unobservable inputs for the asset or liability.

The fair values of the Company's assets and liabilities measured on a recurring basis are categorized as follows:

	March 31, 2021				September 30, 2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Derivatives (1)	$—	$471	$—	$471	$—	$—	$—	$—
Equity and fixed income mutual funds	—	25,455	—	25,455	—	24,610	—	24,610
Life insurance policies	—	4,626	—	4,626	—	4,621	—	4,621
Total assets at fair value	$—	$30,552	$—	$30,552	$—	$29,231	$—	$29,231

Liabilities:
Derivatives (1)	$—	$3,376	$—	$3,376	$—	$7,792	$—	$7,792
Total liabilities at fair value	$—	$3,376	$—	$3,376	$—	$7,792	$—	$7,792
(1) Interest rate swaps are valued based on observable market swap rates and are classified within Level 2 of the fair value hierarchy.

Note 5.   Inventories

Inventories consisted of the following:

	March 31, 2021	September 30, 2020
Raw materials	$38,112	$36,157
Work in process	75,206	70,128
Finished goods	73,204	68,815
	$186,522	$175,100

Note 6.     Investments

Non-current investments consisted of the following:

	March 31, 2021	September 30, 2020
Equity and fixed income mutual funds	$25,455	$24,610
Life insurance policies	4,626	4,621
Other (primarily cost-method) investments	18,967	34,019
	$49,048	$63,250

During the second quarter of fiscal 2021, the Company received $15,000 for the full redemption of its senior preferred shares investment in a memorialization business.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 7.   Debt

Long-term debt at March 31, 2021 and September 30, 2020 consisted of the following:

	March 31, 2021	September 30, 2020
Revolving credit facilities	$367,352	$416,793
Securitization facility	97,590	67,700
Senior secured term loan	—	22,359
2025 Senior Notes	297,526	297,256
Other borrowings	12,022	20,742
Finance lease obligations	7,993	9,684
	782,483	834,534
Less current maturities	(4,274)	(26,824)
	$778,209	$807,710

The Company has a domestic credit facility with a syndicate of financial institutions that includes a $750,000 senior secured revolving credit facility, which matures in March 2025, and a $35,000 senior secured amortizing term loan. The senior secured amortizing term loan was paid in full in March 2021. A portion of the revolving credit facility (not to exceed $350,000) can be drawn in foreign currencies. Borrowings under the revolving credit facility bear interest at LIBOR (Euro LIBOR for balances drawn in Euros) plus a factor ranging from 0.75% to 2.00% (1.25% at March 31, 2021) based on the Company's secured leverage ratio.  The secured leverage ratio is defined as net secured indebtedness divided by EBITDA (earnings before interest, income taxes, depreciation and amortization) as defined within the domestic credit facility agreement. The Company is required to pay an annual commitment fee ranging from 0.15% to 0.30% (based on the Company's leverage ratio) of the unused portion of the revolving credit facility. The Company incurred debt issuance costs in connection with the domestic credit facility. Unamortized costs were $2,481 and $2,734 at March 31, 2021 and September 30, 2020, respectively.

The domestic credit facility requires the Company to maintain certain leverage and interest coverage ratios. A portion of the facility (not to exceed $35,000) is available for the issuance of trade and standby letters of credit. Outstanding U.S. dollar denominated borrowings on the revolving credit facility at March 31, 2021 and September 30, 2020 were $250,000 and $257,439, respectively. Outstanding Euro denominated borrowings on the revolving credit facility at March 31, 2021 and September 30, 2020 were €97.0 million ($113,764) and €117.0 million ($137,188), respectively. There were no outstanding borrowings on the term loan as of March 31, 2021. Outstanding borrowings on the term loan at September 30, 2020 were $22,359. The weighted-average interest rate on the outstanding borrowings for the domestic credit facility (including the effects of interest rate swaps and Euro denominated borrowings) at March 31, 2021 and March 31, 2020 was 2.17% and 2.40%, respectively.

The Company has $300,000 of 5.25% senior unsecured notes due December 1, 2025 (the "2025 Senior Notes"). The 2025 Senior Notes bear interest at a rate of 5.25% per annum with interest payable semi-annually in arrears on June 1 and December 1 of each year. The Company's obligations under the 2025 Senior Notes are guaranteed by certain of the Company's direct and indirect wholly-owned domestic subsidiaries. The Company is subject to certain covenants and other restrictions in connection with the 2025 Senior Notes. The Company incurred direct financing fees and costs in connection with the 2025 Senior Notes. Unamortized costs were $2,474 and $2,744 at March 31, 2021 and September 30, 2020, respectively.

The Company has a $115,000 accounts receivable securitization facility (the "Securitization Facility") with certain financial institutions which matures in March 2022. Under the Securitization Facility, the Company and certain of its domestic subsidiaries sell, on a continuous basis without recourse, their trade receivables to Matthews Receivables Funding Corporation, LLC (“Matthews RFC”), a wholly-owned bankruptcy-remote subsidiary of the Company. Matthews RFC in turn assigns a collateral interest in these receivables to certain financial institutions, and then may borrow funds under the Securitization Facility. The Securitization Facility does not qualify for sale treatment. Accordingly, the trade receivables and related debt obligations remain on the Company's Consolidated Balance Sheet. Borrowings under the Securitization Facility bear interest at LIBOR plus 0.75%. The Company is required to pay an annual commitment fee ranging from 0.25% to 0.35% of the unused portion of the Securitization Facility. Outstanding borrowings under the Securitization Facility at March 31, 2021 and September 30, 2020 were $97,590 and $67,700, respectively. At March 31, 2021 and 2020, the interest rate on borrowings under this facility was 0.86% and 1.74%, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 7.   Debt (continued)

The following table presents information related to interest rate contracts entered into by the Company and designated as cash flow hedges:

	March 31, 2021	September 30, 2020
Pay fixed swaps - notional amount	$250,000	$312,500
Net unrealized loss	$(2,905)	$(7,792)
Weighted-average maturity period (years)	2.7	2.6
Weighted-average received rate	0.11%	0.15%
Weighted-average pay rate	1.34%	1.34%

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

The fair value of the interest rate swaps reflected an unrealized loss, net of unrealized gains, of $2,905 ($2,194 after tax) at March 31, 2021 and an unrealized loss of $7,792 ($5,884 after tax) at September 30, 2020, that is included in shareholders' equity as part of accumulated other comprehensive income (loss) ("AOCI").  Assuming market rates remain constant with the rates at March 31, 2021, a loss (net of tax) of approximately $1,772 included in AOCI is expected to be recognized in earnings over the next twelve months.

At March 31, 2021 and September 30, 2020, the interest rate swap contracts were reflected in the Consolidated Balance Sheets as follows:

Derivatives	March 31, 2021	September 30, 2020
Current assets:
Other current assets	$78	$—
Long-term assets:
Other assets	393	—
Current liabilities:
Other current liabilities	(2,425)	(3,164)
Long-term liabilities:
Other liabilities	(951)	(4,628)
Total derivatives	$(2,905)	$(7,792)

The (losses) gains recognized on derivatives were as follows:

Derivatives in Cash Flow Hedging Relationships	Location of (Loss) Gain Recognized in Income on Derivative	Amount of (Loss) Gain Recognized in Income on Derivatives		Amount of (Loss) Gain Recognized in Income on Derivatives
		Three Months Ended March 31,		Six Months Ended March 31,
		2021	2020	2021	2020
Interest rate swaps	Interest expense	$(751)	$182	$(1,654)	$546

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 7.   Debt (continued)

The Company recognized the following gains (losses) in AOCI:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives		Location of (Loss) Gain Reclassified From AOCI into Income (Effective Portion*)	Amount of (Loss) Gain Reclassified from AOCI into Income (Effective Portion*)
	March 31, 2021	March 31, 2020		March 31, 2021	March 31, 2020
Interest rate swaps	$2,441	$(3,739)	Interest expense	$(1,249)	$412
*There is no ineffective portion or amount excluded from effectiveness testing.

The Company, through certain of its European subsidiaries, has a credit facility with a European bank, which is guaranteed by Matthews. The maximum amount of borrowing available under this facility is €25.0 million ($29,321), which includes €8.0 million ($9,383) for bank guarantees.  The credit facility matures in December 2021 and the Company intends to continue to extend this facility. Outstanding borrowings under the credit facility totaled €3.1 million ($3,587) and €18.9 million ($22,166) at March 31, 2021 and September 30, 2020, respectively. The weighted-average interest rate on outstanding borrowings under this facility at March 31, 2021 and 2020 was 2.25% and 1.25%, respectively.

The Company uses certain foreign currency debt instruments as net investment hedges of foreign operations. Currency losses of $4,852 (net of income taxes of $1,575) and currency losses of $4,377 (net of income taxes of $1,420), which represent effective hedges of net investments, were reported as a component of AOCI within currency translation adjustment at March 31, 2021 and September 30, 2020, respectively.

As of March 31, 2021 and September 30, 2020, the fair value of the Company's long-term debt, including current maturities, which is classified as Level 2 in the fair value hierarchy, approximated the carrying value included in the Consolidated Balance Sheets. The Company was in compliance with all of its debt covenants as of March 31, 2021.

Note 8.   Share-Based Payments

The Company maintains an equity incentive plan (the "2017 Equity Incentive Plan") that provides for grants of stock options, restricted shares, restricted share units, stock-based performance units and certain other types of stock-based awards. Under the 2017 Equity Incentive Plan, which has a ten-year term, the maximum number of shares available for grants or awards is an aggregate of 1,700,000. At March 31, 2021, there were 1,700,000 shares reserved for future issuance under the 2017 Equity Incentive Plan. 1,064,910 restricted share units have been granted under the 2017 Equity Incentive Plan and are outstanding as of March 31, 2021.  The 2017 Equity Incentive plan is administered by the Compensation Committee of the Board of Directors.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 8.   Share-Based Payments (continued)

For the three-month periods ended March 31, 2021 and 2020, stock-based compensation cost totaled $4,001 and $2,508, respectively. For the six-month periods ended March 31, 2021 and 2020, stock-based compensation cost totaled $7,247 and $4,539, respectively. The associated future income tax benefit recognized for stock-based compensation was $738 and $614 for the three-month periods ended March 31, 2021 and 2020, respectively, and $976 and $793 for the six-month periods ended March 31, 2021 and 2020, respectively.

The transactions for restricted shares and restricted share units for the six months ended March 31, 2021 were as follows:

	Shares /Units	Weighted- average Grant-date Fair Value
Non-vested at September 30, 2020	750,322	$40.88
Granted	499,050	30.06
Vested	(104,895)	56.11
Expired or forfeited	(36,667)	57.05
Non-vested at March 31, 2021	1,107,810	$34.03

As of March 31, 2021, the total unrecognized compensation cost related to unvested restricted stock was $17,602 and is expected to be recognized over a weighted average period of 2.2 years.

The fair value of certain restricted share units that are subject to performance conditions are estimated on the date of grant using a binomial lattice valuation model. The following table indicates the assumptions used in estimating the fair value of certain restricted share units granted during the six-month period ended March 31, 2021.

Six Months Ended March 31, 2021
Expected volatility	42.9%
Dividend yield	3.2%
Average risk-free interest rate	0.2%
Average expected term (years)	3.0

The risk-free interest rate is based on United States Treasury yields at the date of grant. The dividend yield is based on the most recent dividend payment and average stock price over the 12 months prior to the grant date. Expected volatilities are based on the historical volatility of the Company's stock price. The expected term for grants in the six months ended March 31, 2021 represents an estimate of the average period of time for restricted share units to vest.

The Company maintains the 2019 Director Fee Plan, the Amended and Restated 2014 Director Fee Plan and the 1994 Director Fee Plan (collectively, the "Director Fee Plans").  There will be no further fees or share-based awards granted under the Amended and Restated 2014 Director Fee Plan and the 1994 Director Fee Plan.  Under the 2019 Director Fee Plan, non-employee directors (except for the Chairman of the Board) each receive, as an annual retainer fee for fiscal 2021, either cash or shares of the Company's Class A Common Stock with a value equal to $85.  The annual retainer fee for fiscal 2021 paid to the non-employee Chairman of the Board is $185.  Where the annual retainer fee is provided in shares, each director may elect to be paid these shares on a current basis or have such shares credited to a deferred stock account as phantom stock, with such shares to be paid to the director subsequent to leaving the Board.  The total number of shares of stock that have been authorized to be issued under the 2019 Director Fee Plan or credited to a deferred stock compensation account for subsequent issuance is 150,000 shares of Common Stock (subject to adjustment upon certain events such as stock dividends or stock splits).  The value of deferred shares is recorded in other liabilities.  A total of 38,327 shares and share units had been deferred under the Director Fee Plans as of March 31, 2021.  Additionally, non-employee directors each receive an annual stock-based grant (non-statutory stock options, stock appreciation rights and/or restricted shares or units) with a value of $125 for fiscal 2021.  271,807 restricted shares and restricted share units have been granted under the Director Fee Plans, 98,578 of which were issued under the 2019 Director Fee Plan.  74,639 restricted shares and restricted share units are unvested at March 31, 2021.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 9.   Earnings Per Share Attributable to Matthews' Shareholders

The information used to compute earnings (loss) per share attributable to Matthews' common shareholders was as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Net income (loss) attributable to Matthews shareholders	$4,989	$(86,364)	$3,231	$(96,830)
Weighted-average shares outstanding (in thousands):
Basic shares	31,665	31,150	31,697	31,141
Effect of dilutive securities	418	—	337	—
Diluted shares	32,083	31,150	32,034	31,141
Anti-dilutive securities excluded from the dilution calculation were insignificant for the three and six months ended March 31, 2021.

Note 10.   Pension and Other Postretirement Benefit Plans
The Company provides defined benefit pension and other postretirement plans to certain employees. Net periodic pension and other postretirement benefit cost for the plans included the following:

	Three months ended March 31,
	Pension		Other Postretirement
	2021	2020	2021	2020

Service cost	$1,983	$2,170	$50	$64
Interest cost *	1,546	1,933	94	140
Expected return on plan assets *	(2,762)	(2,232)	—	—
Amortization:
Prior service cost	(41)	(47)	(91)	(23)
Net actuarial loss *	3,023	2,386	—	—
Net benefit cost	$3,749	$4,210	$53	$181

	Six months ended March 31,
	Pension		Other Postretirement
	2021	2020	2021	2020

Service cost	$4,196	$4,340	$100	$128
Interest cost *	3,094	3,866	188	280
Expected return on plan assets *	(5,525)	(4,464)	—	—
Amortization:
Prior service cost	(58)	(94)	(182)	(46)
Net actuarial loss *	6,044	4,773	—	—
Net benefit cost	$7,751	$8,421	$106	$362
* Non-service components of pension and postretirement expense are included in other income (deductions), net.
Benefit payments under the Company's principal retirement plan are made from plan assets, while benefit payments under the postretirement benefit plan are made from the Company's operating funds. In April 2021, subsequent to the date of the balance sheet, the Company contributed $15,000 to its principal retirement plan. Under IRS regulations, no further contributions are required to be made to the Company's principal retirement plan during fiscal 2021.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 10.   Pension and Other Postretirement Benefit Plans (continued)

Contributions made and anticipated for fiscal year 2021 are as follows:

Contributions	Pension	Other Postretirement
Contributions during the six months ended March 31, 2021:
Supplemental retirement plan	$408	$—
Other postretirement plan	—	228

Additional contributions expected in fiscal 2021:
Principal retirement plan *	$15,000	$—
Supplemental retirement plan	497	—
Other postretirement plan	—	603
* Contribution was made in April 2021 (see above).

Note 11.   Accumulated Other Comprehensive Income

The changes in AOCI by component, net of tax, for the three-month periods ended March 31, 2021 and 2020 were as follows:

	Post-retirement benefit plans		Currency translation adjustment	Derivatives		Total
Attributable to Matthews:
Balance, December 31, 2020	$(80,830)		$(134,826)	$(4,849)		$(220,505)
OCI before reclassification	—		(8,898)	2,088		(6,810)
Amounts reclassified from AOCI	2,255	(a)	—	567	(b)	2,822
Net current-period OCI	2,255		(8,898)	2,655		(3,988)
Balance, March 31, 2021	$(78,575)		$(143,724)	$(2,194)		$(224,493)
Attributable to noncontrolling interest:
Balance, December 31, 2020	$—		$365	$—		$365
OCI before reclassification	—		1	—		1
Net current-period OCI	—		1	—		1
Balance, March 31, 2021	$—		$366	$—		$366

	Post-retirement benefit plans		Currency translation adjustment	Derivatives		Total
Attributable to Matthews:
Balance, December 31, 2019	$(70,016)		$(145,103)	$(113)		$(215,232)
OCI before reclassification	—		(30,648)	(4,305)		(34,953)
Amounts reclassified from AOCI	1,827	(a)	—	(137)	(b)	1,690
Net current-period OCI	1,827		(30,648)	(4,442)		(33,263)
Balance, March 31, 2020	$(68,189)		$(175,751)	$(4,555)		$(248,495)
Attributable to noncontrolling interest:
Balance, December 31, 2019	$—		$370	$—		$370
OCI before reclassification	—		1	—		1
Net current-period OCI	—		1	—		1
Balance, March 31, 2020	$—		$371	$—		$371
(a) Amounts were included in net periodic benefit cost for pension and other postretirement benefit plans (see Note 10).
(b) Amounts were included in interest expense in the periods the hedged item affected earnings (see Note 7).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 11.   Accumulated Other Comprehensive Income (continued)

The changes in AOCI by component, net of tax, for the six-month periods ended March 31, 2021 and 2020 were as follows:

	Post-retirement benefit plans		Currency translation adjustment	Derivatives		Total
Attributable to Matthews:
Balance, September 30, 2020	$(82,954)		$(151,881)	$(5,884)		$(240,719)
OCI before reclassification	—		8,157	2,441		10,598
Amounts reclassified from AOCI	4,379	(a)	—	1,249	(b)	5,628
Net current-period OCI	4,379		8,157	3,690		16,226
Balance, March 31, 2021	$(78,575)		$(143,724)	$(2,194)		$(224,493)
Attributable to noncontrolling interest:
Balance, September 30, 2020	$—		$368	$—		$368
OCI before reclassification	—		(2)	—		(2)
Net current-period OCI	—		(2)	—		(2)
Balance, March 31, 2021	$—		$366	$—		$366

	Post-retirement benefit plans		Currency translation adjustment	Derivatives		Total
Attributable to Matthews:
Balance, September 30, 2019	$(71,743)		$(156,214)	$(404)		$(228,361)
OCI before reclassification	—		(19,537)	(3,739)		(23,276)
Amounts reclassified from AOCI	3,554	(a)	—	(412)	(b)	3,142
Net current-period OCI	3,554		(19,537)	(4,151)		(20,134)
Balance, March 31, 2020	$(68,189)		$(175,751)	$(4,555)		$(248,495)
Attributable to noncontrolling interest:
Balance, September 30, 2019	$—		$375	$—		$375
OCI before reclassification	—		(4)	—		(4)
Net current-period OCI	—		(4)	—		(4)
Balance, March 31, 2020	$—		$371	$—		$371
(a) Amounts were included in net periodic benefit cost for pension and other postretirement benefit plans (see Note 10).
(b) Amounts were included in interest expense in the periods the hedged item affected earnings (see Note 7).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 11.   Accumulated Other Comprehensive Income (continued)

Reclassifications out of AOCI for the three and six-month periods ended March 31, 2021 and 2020 were as follows:

	Amount reclassified from AOCI
Details about AOCI Components	Three Months Ended March 31, 2021	Six Months Ended March 31, 2021	Affected line item in the Statement of income

Postretirement benefit plans
Prior service credit (a)	$132	$240
Actuarial losses (a)	(3,023)	(6,044)
	(2,891)	(5,804)	Income before income tax (b)
	636	1,425	Income taxes
	$(2,255)	$(4,379)	Net income
Derivatives
Interest rate swap contracts	$(751)	$(1,654)	Interest expense
	(751)	(1,654)	Income before income tax (b)
	184	405	Income taxes
	$(567)	$(1,249)	Net income

	Amount reclassified from AOCI
Details about AOCI Components	Three Months Ended March 31, 2020	Six Months Ended March 31, 2020	Affected line item in the Statement of income

Postretirement benefit plans
Prior service credit (a)	$70	$140
Actuarial losses (a)	(2,386)	(4,773)
	(2,316)	(4,633)	Income before income tax (b)
	489	1,079	Income taxes
	$(1,827)	$(3,554)	Net income
Derivatives
Interest rate swap contracts	$182	$546	Interest expense
	182	546	Income before income tax (b)
	(45)	(134)	Income taxes
	$137	$412	Net income

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 12.   Income Taxes

Income tax provisions for the Company's interim periods are based on the effective income tax rate expected to be applicable for the full year. The Company's consolidated income taxes for the six months ended March 31, 2021 were an expense of $4,952, compared to a benefit of $16,463 for the first six months of fiscal 2020. The difference between the Company’s consolidated income taxes for the first six months of fiscal 2021 versus the same period for fiscal 2020 primarily resulted from fiscal 2021 having consolidated pre-tax income while fiscal 2020 had a pre-tax loss. Additionally, fiscal 2021 included discrete tax expenses related to foreign operating losses, discrete tax benefits related to expirations of uncertain tax liabilities, a net operating loss (“NOL”) carryback to tax years where the U.S. federal statutory rate was 35%, and additional foreign tax credits. Fiscal 2020 included discrete tax benefits resulting from the closure of several tax audits. The Company’s fiscal 2021 six-month effective tax rate varied from the U.S. statutory tax rate of 21.0% primarily due to discrete tax expenses related to foreign operating losses, discrete tax benefits related to expirations of uncertain tax liabilities, a NOL carryback to tax years where the U.S. federal statutory rate was 35%, and additional foreign tax credits. Additionally, state taxes, foreign statutory rate differentials, and tax credits all affected the fiscal 2021 effective tax rate. The Company’s fiscal 2020 six-month effective tax rate varied from the U.S. statutory tax rate of 21.0% primarily due to state taxes, foreign statutory rate differentials, tax credits, the goodwill write-down, and discrete tax benefits recognized in fiscal 2020.

The Company had unrecognized tax benefits (excluding penalties and interest) of $10,351 and $10,483 on March 31, 2021 and September 30, 2020, respectively, of which $7,137 and $7,066 would impact the annual effective rate at March 31, 2021 and September 30, 2020, respectively. It is reasonably possible that the amount of unrecognized tax benefits could decrease by approximately $7,606 in the next 12 months primarily due to the completion of audits and the expiration of the statute of limitations.

The Company classifies interest and penalties on tax uncertainties as a component of the provision for income taxes. Total penalties and interest accrued were $2,146 and $2,172 at March 31, 2021 and September 30, 2020, respectively.  These accruals may potentially be applicable in the event of an unfavorable outcome of uncertain tax positions.

The Company is currently under examination in several tax jurisdictions and remains subject to examination until the statute of limitations expires for those tax jurisdictions.  As of March 31, 2021, the tax years that remain subject to examination by major jurisdiction generally are:

United States – Federal	2017 and forward
United States – State	2016 and forward
Canada	2017 and forward
Germany	2019 and forward
United Kingdom	2019 and forward
Singapore	2017 and forward
Australia	2016 and forward

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

The following table sets forth information about the Company's segments, including a reconciliation of adjusted EBITDA to net income.

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Sales:
SGK Brand Solutions	$171,024	$172,855	$339,164	$347,735
Memorialization	205,457	161,819	388,731	316,224
Industrial Technologies	40,673	40,126	75,916	75,785
Consolidated Sales	$417,154	$374,800	$803,811	$739,744

Adjusted EBITDA:
SGK Brand Solutions	$20,832	$22,224	$42,168	$40,962
Memorialization	51,606	35,193	95,678	65,286
Industrial Technologies	5,809	6,212	9,302	10,526
Corporate and Non-Operating	(17,307)	(14,232)	(31,445)	(27,147)
Total Adjusted EBITDA	$60,940	$49,397	$115,703	$89,627

Acquisition related items (1)**	702	(742)	360	(2,221)
ERP integration costs (2)**	(216)	(750)	(359)	(1,415)
Strategic initiatives and other charges: (3)**
Workforce reductions and related costs	(1,792)	(1,387)	(8,818)	(3,649)
Other cost-reduction initiatives	(3,787)	(7,750)	(7,468)	(16,208)
Non-recurring / incremental coronavirus disease 2019 ("COVID-19") costs (4)	(1,572)	(663)	(2,696)	(663)
Goodwill write-down (5)	—	(90,408)	—	(90,408)
Joint Venture depreciation, amortization, interest expense and other charges (6)	—	(1,462)	—	(2,259)
Stock-based compensation	(4,001)	(2,508)	(7,247)	(4,539)
Non-service pension and postretirement expense (7)	(1,901)	(2,227)	(3,801)	(4,455)
Depreciation and amortization *	(35,179)	(29,317)	(62,530)	(58,250)
Interest expense	(7,233)	(9,613)	(14,961)	(18,853)
Net income (loss) attributable to noncontrolling interests	163	(231)	(71)	(71)
Income (loss) before income taxes	6,124	(97,661)	8,112	(113,364)
Income tax (provision) benefit	(972)	11,066	(4,952)	16,463
Net income (loss)	$5,152	$(86,595)	$3,160	$(96,901)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 13.   Segment Information (continued)

(1) Includes certain non-recurring items associated with recent acquisition activities.
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

(5) Represents the goodwill write-down for two reporting units within the SGK Brand Solutions segment.
(6) Represents the Company's portion of depreciation, intangible amortization, interest expense, and other non-recurring charges incurred by non-consolidated subsidiaries accounted for as equity-method investments within the Memorialization segment.

(7) Non-service pension and postretirement expense includes interest cost, expected return on plan assets and amortization of actuarial gains and losses. These benefit cost components are excluded from adjusted EBITDA since they are primarily influenced by external market conditions that impact investment returns and interest (discount) rates. The service cost and prior service cost components of pension and postretirement expense are included in the calculation of adjusted EBITDA, since they are considered to be a better reflection of the ongoing service-related costs of providing these benefits. Please note that GAAP pension and postretirement expense or the adjustment above are not necessarily indicative of the current or future cash flow requirements related to these employee benefit plans.

* Depreciation and amortization was $26,740 and $21,785 for the SGK Brand Solutions segment, $5,709 and $4,839 for the Memorialization segment, $1,401 and $1,428 for the Industrial Technologies segment, and $1,329 and $1,265 for Corporate and Non-Operating, for the three months ended March 31, 2021 and 2020, respectively. Depreciation and amortization was $45,887 and $43,441 for the SGK Brand Solutions segment, $11,178 and $9,475 for the Memorialization segment, $2,842 and $2,870 for the Industrial Technologies segment, and $2,623 and $2,464 for Corporate and Non-Operating, for the six months ended March 31, 2021 and 2020, respectively.
** Acquisition costs, ERP integration costs, and strategic initiatives and other charges were $2,991 and $3,818 for the SGK Brand Solutions segment, income of $335 and charges of $730 for the Memorialization segment, and charges of $2,437 and $5,813 for Corporate and Non-Operating, for the three months ended March 31, 2021 and 2020, respectively. Acquisition costs, ERP integration costs, and strategic initiatives and other charges were $268 for the Industrial Technologies segment, for the three months ended March 31, 2020. Acquisition costs, ERP integration costs, and strategic initiatives and other charges were $10,346 and $7,264 for the SGK Brand Solutions segment, $795 and $1,057 for the Memorialization segment, and $5,144 and $14,904 for Corporate and Non-Operating, for the six months ended March 31, 2021 and 2020, respectively. Acquisition costs, ERP integration costs, and strategic initiatives and other charges were $268 for the Industrial Technologies segment, for the six months ended March 31, 2020.

Note 14.   Acquisitions

Fiscal 2021:

In January 2021, the Company acquired a memorialization business that produces and distributes cemetery products for a purchase price of $13,100, subject to working capital adjustments. The preliminary purchase price allocation is not finalized as of March 31, 2021 and is subject to changes as the Company obtains additional information related to fixed assets and other assets, and liabilities.

Note 15.   Goodwill and Other Intangible Assets

A summary of the carrying amount of goodwill attributable to each segment as well as the changes in such amounts are as follows:

	SGK Brand Solutions	Memorialization	Industrial Technologies	Consolidated

Net goodwill at September 30, 2020	$311,737	$361,682	$91,969	$765,388
Additions during period	—	4,796	—	4,796
Translation and other adjustments	6,526	372	741	7,639
Net goodwill at March 31, 2021	$318,263	$366,850	$92,710	$777,823
The net goodwill balances at March 31, 2021 and September 30, 2020 included $178,732 of accumulated impairment losses. Accumulated impairment losses at March 31, 2021 and September 30, 2020 were $173,732 and $5,000 for the SGK Brand Solutions and Memorialization segments, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 15.   Goodwill and Other Intangible Assets (continued)
The Company performed its annual impairment review of goodwill and indefinite-lived intangible assets in the second quarter of fiscal 2021 (January 1, 2021) and determined that the estimated fair values for all goodwill reporting units exceeded their carrying values, therefore no impairment charges were necessary. The estimated fair value of the Company's Graphics Imaging reporting unit, within the SGK Brand Solutions segment, exceeded the carrying value (expressed as a percentage of carrying value) by approximately 5%. If current projections are not achieved or specific valuation factors outside the Company’s control (such as discount rates and continued economic and industry impacts of COVID-19) significantly change, goodwill write-downs may be necessary in future periods.
The following tables summarize the carrying amounts and related accumulated amortization for intangible assets as of March 31, 2021 and September 30, 2020, respectively.

	Carrying Amount	Accumulated Amortization	Net
March 31, 2021:
Indefinite-lived trade names	$30,540	$—	$30,540
Definite-lived trade names	148,934	(83,129)	65,805
Customer relationships	389,565	(186,391)	203,174
Copyrights/patents/other	20,831	(15,055)	5,776
	$589,870	$(284,575)	$305,295

September 30, 2020:
Indefinite-lived trade names	$30,540	$—	$30,540
Definite-lived trade names	148,867	(64,462)	84,405
Customer relationships	379,246	(166,892)	212,354
Copyrights/patents/other	20,704	(14,505)	6,199
	$579,357	$(245,859)	$333,498
The net change in intangible assets during the six months ended March 31, 2021 included the impact of foreign currency fluctuations during the period, additional amortization and additions related to a memorialization acquisition. During the second quarter of fiscal 2021, the Company reassessed the useful lives for certain of its customer relationships. As a result of this reassessment, the Company reduced the remaining useful lives for these customer relationships to reflect their estimated remaining duration, utilizing actual historical customer attrition rates.

Amortization expense on intangible assets was $22,930 and $17,872 for the three-month periods ended March 31, 2021 and 2020, respectively. For the six month period ended March 31, 2021 and 2020, amortization expense was $38,151 and $35,814, respectively. Amortization expense is estimated to be $45,840 for the remainder of fiscal 2021, $56,923 in 2022, $40,484 in 2023, $35,062 in 2024 and $19,737 in 2025. The accelerated amortization related to the fiscal 2019 reduction in useful lives for certain discontinued trade names is scheduled to continue through the first quarter of fiscal 2022.

Note 16.   Subsequent Event

On April 20, 2021, subsequent to the date of the balance sheet, the Compensation Committee of the Company's Board of Directors approved a resolution to freeze all future benefit accruals for all participants in the Company’s supplemental retirement plan and the defined benefit portion of the officers retirement restoration plan, effective April 30, 2021. Consequently, participants in these plans will no longer earn additional benefits after April 30, 2021.

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

The following table sets forth the sales and adjusted EBITDA for the Company's three reporting segments for the three and six-month periods ended March 31, 2021 and 2020. Refer to Note 13, "Segment Information" in Item 1 - "Financial Statements" for the Company's financial information by segment.

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Sales:	(Dollar amounts in thousands)
SGK Brand Solutions	$171,024	$172,855	$339,164	$347,735
Memorialization	205,457	161,819	388,731	316,224
Industrial Technologies	40,673	40,126	75,916	75,785
Consolidated Sales	$417,154	$374,800	$803,811	$739,744

Adjusted EBITDA:
SGK Brand Solutions	$20,832	$22,224	$42,168	$40,962
Memorialization	51,606	35,193	95,678	65,286
Industrial Technologies	5,809	6,212	9,302	10,526
Corporate and Non-Operating	(17,307)	(14,232)	(31,445)	(27,147)
Total Adjusted EBITDA (1)	$60,940	$49,397	$115,703	$89,627
(1) Total Adjusted EBITDA is a non-GAAP financial measure. See the "Non-GAAP Financial Measures" section below.

Sales for the six months ended March 31, 2021 were $803.8 million, compared to $739.7 million for the six months ended March 31, 2020, representing an increase of $64.1 million.  The increase in fiscal 2021 sales primarily reflected higher sales in the Memorialization segment partially offset by lower sales in the SGK Brand Solutions segment. Changes in foreign currency exchange rates were estimated to have a favorable impact of $14.1 million on fiscal 2021 consolidated sales compared to a year ago. Fiscal 2021 sales continued to be impacted by the global outbreak of coronavirus disease 2019 ("COVID-19"), which has caused some commercial impacts in certain of the Company's segments and geographic locations. These impacts have included higher sales volumes for memorialization products and services, but have also included temporary business disruptions and customer project delays for certain of the Company's businesses. While substantially all of the Company's operations have remained open during the COVID-19 pandemic, management expects COVID-19 to continue to impact its sales and results of operations in the short-term until the pandemic subsides (see "Forward Looking Information" below).

In the SGK Brand Solutions segment, sales for the first six months of fiscal 2021 were $339.2 million, compared to $347.7 million for the first six months of fiscal 2020.  The decrease primarily resulted from lower retail-based sales (principally merchandising solutions and private label brand market sales), and reduced sales of cylinders and surfaces products, all of which continued to be unfavorably impacted by COVID-19. These decreases were partially offset by higher sales of purpose-built engineered products (primarily in support of the automobile and energy storage industries). Changes in foreign currency exchange rates had a favorable impact of $10.4 million on the segment's sales compared to the prior year. Memorialization segment sales for the first six months of fiscal 2021 were $388.7 million, compared to $316.2 million for the first six months of fiscal 2020. The increase in sales predominantly resulted from increased unit sales of caskets due to COVID-19. The segment also reported higher sales of bronze and granite memorial products, mausoleums, and cremation equipment. The increase in sales also reflected improved price realization and benefits from a recently completed acquisition of a small cemetery products business. Changes in foreign currency exchange rates had a favorable impact of $2.3 million on the segment's sales compared to the prior year. Industrial Technologies segment sales were $75.9 million for the first six months of fiscal 2021, compared to $75.8 million for the first six months of fiscal 2020. The sales increase primarily reflected a $1.4 million favorable impact from

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

changes in foreign exchange rates, partially offset by lower product identification sales. Orders for warehouse automation solutions remained strong, but access to job sites to complete these projects has been restricted due to COVID-19.
Gross profit for the six months ended March 31, 2021 was $266.5 million, compared to $240.5 million for the same period a year ago.  Consolidated gross profit as a percent of sales was 33.2% and 32.5% for the first six months of fiscal 2021 and fiscal 2020, respectively.  The increase in gross profit primarily reflected higher sales, benefits from the realization of productivity improvements and cost-reduction initiatives, and improved margins for cylinders and engineered products within the SGK Brand Solutions segment. These improvements were partially offset by the impact of higher material and transportation costs, particularly in the Memorialization segment. Gross profit also included acquisition integration costs and other charges primarily in connection with cost-reduction initiatives totaling $10.7 million and $4.4 million for the six months ended March 31, 2021 and 2020, respectively.

Selling and administrative expenses for the six months ended March 31, 2021 were $203.0 million, compared to $204.3 million for the first six months of fiscal 2020.  Consolidated selling and administrative expenses, as a percent of sales, were 25.3% for the six months ended March 31, 2021, compared to 27.6% for the same period last year.  The decrease in selling and administrative expenses reflected benefits from ongoing cost-reduction initiatives, and reduced travel and entertainment ("T&E") costs resulting from the COVID-19 pandemic, partially offset by increased performance-based compensation compared to fiscal 2020. Selling and administrative expenses also included acquisition integration and related systems-integration costs, and other charges primarily in connection with cost-reduction initiatives totaling $8.3 million in fiscal 2021, compared to $19.2 million in fiscal 2020. Intangible amortization for the six months ended March 31, 2021 was $38.2 million, compared to $35.8 million for the six months ended March 31, 2020. The increase in intangible amortization reflected $5.1 million of incremental amortization resulting from a reduction in useful lives for certain customer relationships. Refer to Note 15, "Goodwill and Other Intangible Assets" in Item 1 - "Financial Statements" for further details. Intangible amortization also included accelerated amortization resulting from the fiscal 2019 reduction in useful lives for certain trade names that are being discontinued. Amortization for these trade names totaled $16.5 million and $18.7 million for the six months ended March 31, 2021 and March 31, 2020, respectively. During the second quarter of fiscal 2020, the Company recorded a goodwill write-down totaling $90.4 million related to its two reporting units within the SGK Brand Solutions segment (Graphics Imaging and Cylinders, Surfaces and Engineered Products).

Adjusted EBITDA was $115.7 million for the six months ended March 31, 2021 and $89.6 million for the six months ended March 31, 2020. Adjusted EBITDA for the SGK Brand Solutions segment was $42.2 million for the first six months of fiscal 2021 compared to $41.0 million for the same period a year ago. The increase in segment adjusted EBITDA primarily reflected benefits from cost-reduction initiatives, reduced T&E costs resulting from COVID-19, and improved margins for cylinders and engineered products. These increases were partially offset by the impact of lower sales and increased performance-based compensation compared to fiscal 2020. Memorialization segment adjusted EBITDA was $95.7 million for the first six months of fiscal 2021 compared to $65.3 million for the first six months of fiscal 2020. The increase in segment adjusted EBITDA primarily reflected the impact of higher sales, benefits from productivity initiatives and lower T&E costs, partially offset by the impact of higher material and transportation costs and increased performance-based compensation compared to fiscal 2020. Adjusted EBITDA for the Industrial Technologies segment for the six months ended March 31, 2021 was $9.3 million, compared to $10.5 million for the same period a year ago. Industrial Technologies segment adjusted EBITDA primarily reflected the impact of lower product identification sales, increased performance-based compensation expense and higher product development costs, partially offset by benefits from cost-reduction initiatives and reduced T&E costs.

Investment income was $2.0 million for the six months ended March 31, 2021 and $191,000 for the six months ended March 31, 2020. Investment income for both periods primarily reflected changes in the value of investments (primarily marketable securities) held in trust for certain of the Company's benefit plans.  Interest expense for the first six months of fiscal 2021 was $15.0 million, compared to $18.9 million for the same period last year.  The decrease in interest expense reflected a decrease in average borrowing levels and lower average interest rates in the current fiscal year.  Other income (deductions), net, for the six months ended March 31, 2021 represented a decrease in pre-tax income of $4.3 million, compared to a decrease in pre-tax income of $4.7 million for the same period last year.  Other income (deductions), net includes the non-service components of pension and postretirement expense, which totaled $3.8 million and $4.5 million for the six months ended March 31, 2021 and 2020, respectively. Other income (deductions), net also includes banking-related fees and the impact of currency gains and losses on certain intercompany debt and foreign denominated cash balances.

Income tax provisions for the Company's interim periods are based on the effective income tax rate expected to be applicable for the full year. The Company's consolidated income taxes for the six months ended March 31, 2021 were an expense of $5.0 million, compared to a benefit of $16.5 million for the first six months of fiscal 2020. The difference between the Company’s consolidated income taxes for the first six months of fiscal 2021 versus the same period for fiscal 2020 primarily resulted from

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

fiscal 2021 having consolidated pre-tax income while fiscal 2020 had a pre-tax loss. Additionally, fiscal 2021 included discrete tax expenses related to foreign operating losses, discrete tax benefits related to expirations of uncertain tax liabilities, a net operating loss (“NOL”) carryback to tax years where the U.S. federal statutory rate was 35%, and additional foreign tax credits. Fiscal 2020 included discrete tax benefits resulting from the closure of several tax audits. The Company’s fiscal 2021 six-month effective tax rate varied from the U.S. statutory tax rate of 21.0% primarily due to discrete tax expenses related to foreign operating losses, discrete tax benefits related to expirations of uncertain tax liabilities, a NOL carryback to tax years where the U.S. federal statutory rate was 35%, and additional foreign tax credits. Additionally, state taxes, foreign statutory rate differentials, and tax credits all affected the fiscal 2021 effective tax rate. The Company’s fiscal 2020 six-month effective tax rate varied from the U.S. statutory tax rate of 21.0% primarily due to state taxes, foreign statutory rate differentials, tax credits, the goodwill write-down, and discrete tax benefits recognized in fiscal 2020.

Net losses attributable to noncontrolling interests were $71,000 for the six months ended March 31, 2021 and the six months ended March 31, 2020.  The net losses attributable to noncontrolling interests primarily reflected losses in less than wholly-owned businesses.

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

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

The reconciliation of net income to adjusted EBITDA is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
	(Dollar amounts in thousands)
Net income (loss)	$5,152	$(86,595)	$3,160	$(96,901)
Income tax provision (benefit)	972	(11,066)	4,952	(16,463)
Income (loss) before income taxes	6,124	(97,661)	8,112	(113,364)
Net (income) loss attributable to noncontrolling interests	(163)	231	71	71
Interest expense	7,233	9,613	14,961	18,853
Depreciation and amortization *	35,179	29,317	62,530	58,250
Acquisition related items (1)**	(702)	742	(360)	2,221
ERP integration costs (2)**	216	750	359	1,415
Strategic initiatives and other charges: (3)**
Workforce reductions and related costs	1,792	1,387	8,818	3,649
Other cost-reduction initiatives	3,787	7,750	7,468	16,208
Non-recurring / incremental COVID-19 costs (4)	1,572	663	2,696	663
Goodwill write-down (5)	—	90,408	—	90,408
Joint Venture depreciation, amortization, interest expense and other charges (6)	—	1,462	—	2,259
Stock-based compensation	4,001	2,508	7,247	4,539
Non-service pension and postretirement expense (7)	1,901	2,227	3,801	4,455
Total Adjusted EBITDA	$60,940	$49,397	$115,703	$89,627

(1) Includes certain non-recurring items associated with recent acquisition activities.
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

(5) Represents the goodwill write-down for two reporting units within the SGK Brand Solutions segment.
(6) Represents the Company's portion of depreciation, intangible amortization, interest expense, and other non-recurring charges incurred by non-consolidated subsidiaries accounted for as equity-method investments within the Memorialization segment.

(7) Non-service pension and postretirement expense includes interest cost, expected return on plan assets and amortization of actuarial gains and losses. These benefit cost components are excluded from adjusted EBITDA since they are primarily influenced by external market conditions that impact investment returns and interest (discount) rates. The service cost and prior service cost components of pension and postretirement expense are included in the calculation of adjusted EBITDA, since they are considered to be a better reflection of the ongoing service-related costs of providing these benefits. Please note that GAAP pension and postretirement expense or the adjustment above are not necessarily indicative of the current or future cash flow requirements related to these employee benefit plans.

* Depreciation and amortization was $26.7 million and $21.8 million for the SGK Brand Solutions segment, $5.7 million and $4.8 million for the Memorialization segment, $1.4 million and $1.4 million for the Industrial Technologies segment, and $1.3 million and $1.3 million for Corporate and Non-Operating, for the three months ended March 31, 2021 and 2020, respectively. Depreciation and amortization was $45.9 million and $43.4 million for the SGK Brand Solutions segment, $11.2 million and $9.5 million for the Memorialization segment, $2.8 million and $2.9 million for the Industrial Technologies segment, and $2.6 million and $2.5 million for Corporate and Non-Operating, for the six months ended March 31, 2021 and 2020, respectively.
** Acquisition costs, ERP integration costs, and strategic initiatives and other charges were $3.0 million and $3.8 million for the SGK Brand Solutions segment, income of $335,000 and charges of $730,000 for the Memorialization segment, and charges of $2.4 million and $5.8 million for Corporate and Non-Operating, for the three months ended March 31, 2021 and 2020, respectively. Acquisition costs, ERP integration costs, and strategic initiatives and other charges were $268,000 for the Industrial Technologies segment, for the three months ended March 31, 2020. Acquisition costs, ERP integration costs, and strategic initiatives and other charges were $10.3 million and $7.3 million for the SGK Brand Solutions segment, $795,000 and $1.1 million for the Memorialization segment, and $5.1 million and $14.9 million for Corporate and Non-Operating, for the six months ended March 31, 2021 and 2020, respectively. Acquisition costs, ERP integration costs, and strategic initiatives and other charges were $268,000 for the Industrial Technologies segment, for the six months ended March 31, 2020.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

LIQUIDITY AND CAPITAL RESOURCES:

Net cash provided by operating activities was $92.2 million for the first six months of fiscal 2021, compared to $66.0 million for the first six months of fiscal 2020.  Fiscal 2021 operating cash flow reflected improved earnings compared to a year ago, as well as the Company's continued focus on working capital management. Operating cash flow for both periods principally included net income (loss) adjusted for deferred taxes, depreciation and amortization, stock-based compensation expense, net gains (losses) related to investments, non-cash pension expense, other non-cash adjustments, and changes in working capital items. Net changes in working capital items increased operating cash flow by $2.7 million and $19.4 million in fiscal 2021 and fiscal 2020, respectively.

Cash used in investing activities was $11.9 million for the six months ended March 31, 2021, compared to cash used in investing activities of $28.5 million for the six months ended March 31, 2020.  Investing activities for the first six months of fiscal 2021 reflected capital expenditures of $15.8 million, acquisitions payments (net of cash acquired) totaling $13.1 million, proceeds from the sale of investments of $15.0 million, and proceeds from the sale of assets of $2.1 million.  Investing activities for the first six months of fiscal 2020 primarily reflected capital expenditures of $19.1 million and investments and advances of $9.6 million.

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

Cash used in financing activities for the six months ended March 31, 2021 was $75.5 million, primarily reflecting repayments, net of proceeds, on long-term debt of $53.9 million, treasury stock purchases of $4.5 million, dividends of $14.0 million to the Company's shareholders, and $1.6 million of holdback and deferred payments related to acquisitions from prior years. Cash provided by financing activities for the six months ended March 31, 2020 was $585,000, primarily reflecting proceeds, net of repayments, on long-term debt of $21.3 million, treasury stock purchases of $2.4 million, dividends of $13.2 million to the Company's shareholders, $1.7 million of holdback and contingent consideration payments related to acquisitions from prior years, and payment of deferred financing fees of $2.0 million.

The Company has a domestic credit facility with a syndicate of financial institutions that includes a $750.0 million senior secured revolving credit facility, which matures in March 2025, and a $35.0 million senior secured amortizing term loan. The senior secured amortizing term loan was paid in full in March 2021. A portion of the revolving credit facility (not to exceed $350.0 million) can be drawn in foreign currencies. Borrowings under the revolving credit facility bear interest at LIBOR (Euro LIBOR for balances drawn in Euros) plus a factor ranging from 0.75% to 2.00% (1.25% at March 31, 2021) based on the Company's secured leverage ratio.  The secured leverage ratio is defined as net secured indebtedness divided by EBITDA (earnings before interest, income taxes, depreciation and amortization) as defined within the domestic credit facility agreement. The Company is required to pay an annual commitment fee ranging from 0.15% to 0.30% (based on the Company's leverage ratio) of the unused portion of the revolving credit facility. The Company incurred debt issuance costs in connection with the domestic credit facility. Unamortized costs were $2.5 million and $2.7 million at March 31, 2021 and September 30, 2020, respectively.

The domestic credit facility requires the Company to maintain certain leverage and interest coverage ratios. A portion of the facility (not to exceed $35.0 million) is available for the issuance of trade and standby letters of credit. Outstanding U.S. dollar denominated borrowings on the revolving credit facility at March 31, 2021 and September 30, 2020 were $250.0 million and $257.4 million, respectively. Outstanding Euro denominated borrowings on the revolving credit facility at March 31, 2021 and September 30, 2020 were €97.0 million ($113.8 million) and €117.0 million ($137.2 million), respectively. There were no outstanding borrowings on the term loan as of March 31, 2021. Outstanding borrowings on the term loan at September 30, 2020 were $22.4 million. The weighted-average interest rate on outstanding borrowings for the domestic credit facility (including the effects of interest rate swaps and Euro denominated borrowings) at March 31, 2021 and 2020 was 2.17% and 2.40%, respectively.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

The Company has $300.0 million of 5.25% senior unsecured notes due December 1, 2025 (the "2025 Senior Notes"). The 2025 Senior Notes bear interest at a rate of 5.25% per annum with interest payable semi-annually in arrears on June 1 and December 1 of each year. The Company's obligations under the 2025 Senior Notes are guaranteed by certain of the Company's direct and indirect wholly-owned domestic subsidiaries. The Company is subject to certain covenants and other restrictions in connection with the 2025 Senior Notes. The Company incurred direct financing fees and costs in connection with the 2025 Senior Notes. Unamortized costs were $2.5 million and $2.7 million at March 31, 2021 and September 30, 2020, respectively.

The Company has a $115.0 million accounts receivable securitization facility (the "Securitization Facility") with certain financial institutions which matures in March 2022. Under the Securitization Facility, the Company and certain of its domestic subsidiaries sell, on a continuous basis without recourse, their trade receivables to Matthews Receivables Funding Corporation, LLC (“Matthews RFC”), a wholly-owned bankruptcy-remote subsidiary of the Company. Matthews RFC in turn assigns a collateral interest in these receivables to certain financial institutions, and then may borrow funds under the Securitization Facility. The Securitization Facility does not qualify for sale treatment. Accordingly, the trade receivables and related debt obligations remain on the Company's Consolidated Balance Sheet. Borrowings under the Securitization Facility bear interest at LIBOR plus 0.75%. The Company is required to pay an annual commitment fee ranging from 0.25% to 0.35% of the unused portion of the Securitization Facility. Outstanding borrowings under the Securitization Facility at March 31, 2021 and September 30, 2020 were $97.6 million and $67.7 million, respectively. At March 31, 2021 and 2020, the interest rate on borrowings under this facility was 0.86% and 1.74% respectively.

The following table presents information related to interest rate contracts entered into by the Company and designated as cash flow hedges (dollar amounts in thousands):

	March 31, 2021	September 30, 2020
Pay fixed swaps - notional amount	$250,000	$312,500
Net unrealized loss	$(2,905)	$(7,792)
Weighted-average maturity period (years)	2.7	2.6
Weighted-average received rate	0.11%	0.15%
Weighted-average pay rate	1.34%	1.34%

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

The fair value of the interest rate swaps reflected an unrealized loss, net of unrealized gains, of $2.9 million ($2.2 million after tax) at March 31, 2021 and an unrealized loss of $7.8 million ($5.9 million after tax) at September 30, 2020 that is included in shareholders' equity as part of accumulated other comprehensive income (loss) ("AOCI").  Assuming market rates remain constant with the rates at March 31, 2021, a loss (net of tax) of approximately $1.8 million included in AOCI is expected to be recognized in earnings over the next twelve months.

The Company, through certain of its European subsidiaries, has a credit facility with a European bank, which is guaranteed by Matthews. The maximum amount of borrowing available under this facility is €25.0 million ($29.3 million), which includes €8.0 million ($9.4 million) for bank guarantees.  The credit facility matures in December 2021 and the Company intends to continue to extend this facility. Outstanding borrowings under the credit facility totaled €3.1 million ($3.6 million) and €18.9 million ($22.2 million) at March 31, 2021 and September 30, 2020, respectively. The weighted-average interest rate on outstanding borrowings under this facility at March 31, 2021 and 2020 was 2.25% and 1.25%, respectively.

The Company uses certain foreign currency debt instruments as net investment hedges of foreign operations. Currency losses of $4.9 million (net of income taxes of $1.6 million) and currency losses of $4.4 million (net of income taxes of $1.4 million), which represent effective hedges of net investments, were reported as a component of AOCI within currency translation adjustment at March 31, 2021 and September 30, 2020, respectively.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

The Company has a stock repurchase program.  Under the current authorization, the Company's Board of Directors has authorized the repurchase of a total of 5,000,000 shares of Matthews' common stock under the program, of which 370,445 shares remain available for repurchase as of March 31, 2021. The buy-back program is designed to increase shareholder value, enlarge the Company's holdings of its common stock, and add to earnings per share.  Repurchased shares may be retained in treasury, utilized for acquisitions, or reissued to employees or other purchasers, subject to the restrictions set forth in the Company's Restated Articles of Incorporation.

Consolidated working capital of the Company was $275.3 million at March 31, 2021, compared to $258.7 million at September 30, 2020.  Cash and cash equivalents were $47.0 million at March 31, 2021, compared to $41.3 million at September 30, 2020.  The Company's current ratio was 1.8 at March 31, 2021 and September 30, 2020.

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

ACQUISITIONS:

Refer to Note 14, "Acquisitions" in Item 1 - "Financial Statements" for further details on the Company's acquisitions.

SUBSEQUENT EVENT:

On April 20, 2021, subsequent to the date of the balance sheet, the Compensation Committee of the Company’s Board of Directors approved a resolution to freeze all future benefit accruals for all participants in the Company’s supplemental retirement plan and the defined benefit portion of the officers retirement restoration plan, effective April 30, 2021. Consequently, participants in these plans will no longer earn additional benefits after April 30, 2021.

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

During fiscal 2019, the Company initiated a strategic evaluation to improve profitability and reduce the Company's cost structure. These actions leveraged the benefit of the Company's new global ERP platform, primarily targeted at the SGK Brand Solutions segment, both operational and commercial structure, and the Company's shared financial services and other administrative functions. This evaluation identified opportunities for significant cost structure improvements, which the Company expects to achieve through at least fiscal 2022.  The Company's recent strategic review has also resulted in improvements to the commercial structure within the SGK Brand Solutions segment.

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

Considerable judgment is necessary to assess and predict the potential financial impacts of COVID-19 on the Company’s future operating results. Management expects that each of its business segments will experience some level of impacts in the short-term, potentially due to customer business disruptions, supply chain disruptions, facilities shut-downs, weaker global economic conditions, and customer project delays. Additionally, recent price increases for certain raw materials are expected to impact the Company's results for the remainder of fiscal 2021. Longer-term financial impacts will depend on global economic conditions eventually resulting from COVID-19. Management expects each of its businesses to experience some level of financial volatility in the short-term, but currently anticipates its core businesses will return to a more normalized future state as COVID-19 subsides.

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
The Company performed its annual impairment review of goodwill and indefinite-lived intangible assets in the second quarter of fiscal 2021 (January 1, 2021) and determined that the estimated fair values for all goodwill reporting units exceeded their carrying values, therefore no impairment charges were necessary. The estimated fair value of the Company's Graphics Imaging reporting unit, within the SGK Brand Solutions segment, exceeded the carrying value (expressed as a percentage of carrying value) by approximately 5%. If current projections are not achieved or specific valuation factors outside the Company’s control (such as discount rates and continued economic and industry impacts of COVID-19) significantly change, goodwill write-downs may be necessary in future periods.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

LONG-TERM CONTRACTUAL OBLIGATIONS AND COMMITMENTS:

The following table summarizes the Company's contractual obligations at March 31, 2021, and the effect such obligations are expected to have on its liquidity and cash flows in future periods.

	Payments due in fiscal year:
	Total	2021 Remainder	2022 (1) to 2023	2024 to 2025	After 2025
Contractual Cash Obligations:	(Dollar amounts in thousands)
Revolving credit facilities	$367,352	$—	$3,587	$363,765	$—
Securitization Facility	97,590	—	97,590	—	—
2025 Senior Notes	376,276	7,875	31,500	31,500	305,401
Finance lease obligations (2)	8,703	1,905	4,147	897	1,754
Non-cancelable operating leases (2)	84,435	13,667	40,508	20,509	9,751
Other	30,114	11,900	10,231	2,105	5,878
Total contractual cash obligations	$964,470	$35,347	$187,563	$418,776	$322,784
(1)The Company maintains certain debt facilities with maturity dates of twelve months or less that it intends and has the ability to extend beyond twelve months totaling $3.6 million. These balances have been classified as non-current on the Company's Consolidated Balance Sheet.
(2)Lease obligations have not been discounted to their present value.

A significant portion of the loans included in the table above bear interest at variable rates.  At March 31, 2021, the weighted-average interest rate was 2.17% on the Company's domestic credit facility, 0.86% on the Company's Securitization Facility and 2.25% on the credit facility through the Company's European subsidiaries.

Benefit payments under the Company's principal retirement plan are made from plan assets, while benefit payments under the supplemental retirement plan and postretirement benefit plan are funded from the Company's operating cash. During the six months ended March 31, 2021 contributions of $408,000 and $228,000 were made under the supplemental retirement plan and postretirement plan, respectively. In April 2021, subsequent to the date of the balance sheet, the Company contributed $15.0 million to its principal retirement plan. Under IRS regulations, no further contributions are required to be made to the Company's principal retirement plan during fiscal 2021. The Company currently anticipates contributing an additional $497,000 and $603,000 under the supplemental retirement plan and postretirement plan, respectively, for the remainder of fiscal 2021.

Unrecognized tax benefits are positions taken, or expected to be taken, on an income tax return that may result in additional payments to tax authorities.  If a tax authority agrees with the tax position taken, or expected to be taken, or the applicable statute of limitations expires, then additional payments will not be necessary.  As of March 31, 2021, the Company had unrecognized tax benefits, excluding penalties and interest, of approximately $10.4 million.  The timing of potential future payments related to the unrecognized tax benefits is not presently determinable. The Company believes that its current liquidity sources, combined with its operating cash flow and borrowing capacity, will be sufficient to meet its capital needs for the foreseeable future.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

Refer to Note 2, "Basis of Presentation" in Item 1 - "Financial Statements," for further details on recently issued accounting pronouncements.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company’s market risk during the three and six months ended March 31, 2021. For additional information see Item 7A - "Quantitative and Qualitative Disclosures About Market Risk" in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2020.

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

Management, under the supervision and with the participation of our Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures in effect as of March 31, 2021. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2021, the Company's disclosure controls and procedures were effective to provide reasonable assurance that material information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, and that such information is recorded, summarized and properly reported within the appropriate time period, relating to the Company and its consolidated subsidiaries, required to be included in the Exchange Act reports, including this Quarterly Report on Form 10-Q.
There have been no changes in the Company's internal controls over financial reporting that occurred during the fiscal quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchase Plan

The Company has a stock repurchase program.  The buy-back program is designed to increase shareholder value, enlarge the Company's holdings of its common stock, and add to earnings per share.  Repurchased shares may be retained in treasury, utilized for acquisitions, or reissued to employees or other purchasers, subject to the restrictions of the Company's Restated Articles of Incorporation.  Under the current authorization, the Company's Board of Directors had authorized the repurchase of a total of 5,000,000 shares of Matthews' common stock under the program, of which 370,445 shares remain available for repurchase as of March 31, 2021.

The following table shows the monthly fiscal 2021 stock repurchase activity:

Period	Total number of shares purchased	Weighted-average price paid per share	Total number of shares purchased as part of a publicly announced plan	Maximum number of shares that may yet be purchased under the plan
October 2020	40,000	$22.25	40,000	498,736
November 2020	34,789	25.82	34,789	463,947
December 2020	87,502	27.99	87,502	376,445
January 2021	—	—	—	376,445
February 2021	—	—	—	376,445
March 2021	6,000	41.36	6,000	370,445
Total	168,291	$26.65	168,291

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Not Applicable.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

	Exhibit No.	Description	Method of Filing

	3.1	Restated Articles of Incorporation*	Exhibit Number 3.1 to the Annual Report on Form 10-K for the year ended September 30, 1994 (filed in paper format)
	3.2	Restated By-laws of Matthews International Corporation, as amended January 8, 2021*	Exhibit Number 3.1 to the Current Report on Form 8-K filed on January 14, 2021
	10.1	First Amendment to Third Amended and Restated Loan Agreement	Filed herewith
	31.1	Certification of Principal Executive Officer for Joseph C. Bartolacci	Filed herewith
	31.2	Certification of Principal Financial Officer for Steven F. Nicola	Filed herewith
	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Joseph C. Bartolacci	Furnished herewith
	32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Steven F. Nicola	Furnished herewith
	101.INS	XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed herewith
	101.SCH	XBRL Taxonomy Extension Schema	Filed herewith
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith
	101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith
	101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith
	101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith
	104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101)	Filed herewith
* Incorporated by reference

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATTHEWS INTERNATIONAL CORPORATION
(Registrant)

Date:	April 30, 2021	By: /s/ Joseph C. Bartolacci
Joseph C. Bartolacci, President
and Chief Executive Officer

Date:	April 30, 2021	By: /s/ Steven F. Nicola
Steven F. Nicola, Chief Financial Officer
and Secretary