Form 10-Q
period 2021-06-30
MATTHEWS INTERNATIONAL CORP
filed 2021-07-30
CIK 63296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
____________________________________________________________
FORM 10-Q
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2021
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
Yes ☐ No ☒

As of June 30, 2021, shares of common stock outstanding were: Class A Common Stock 31,612,671 shares.

PART I ‑ FINANCIAL INFORMATION

Item 1.   Financial Statements

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollar amounts in thousands)

	June 30, 2021		September 30, 2020
ASSETS
Current assets:
Cash and cash equivalents		$46,230		$41,334
Accounts receivable, net		296,660		295,185
Inventories, net		194,700		175,100
Other current assets		83,141		63,954
Total current assets		620,731		575,573

Investments		49,646		63,250
Property, plant and equipment, net		229,207		236,788
Operating lease right-of-use assets		83,846		72,011
Deferred income taxes		2,894		3,757
Goodwill		780,375		765,388
Other intangible assets, net		285,756		333,498
Other assets		22,596		22,368

Total assets		$2,075,051		$2,072,633

LIABILITIES
Current liabilities:
Long-term debt, current maturities		$4,994		$26,824
Current portion of operating lease liabilities		25,349		23,942
Trade accounts payable		101,591		82,921
Accrued compensation		64,214		58,058
Accrued income taxes		2,479		3,612
Other current liabilities		130,838		121,511
Total current liabilities		329,465		316,868

Long-term debt		787,493		807,710
Operating lease liabilities		60,386		49,297
Accrued pension		135,108		149,848
Postretirement benefits		18,545		18,600
Deferred income taxes		84,427		78,911
Other liabilities		33,315		39,966
Total liabilities		1,448,739		1,461,200

SHAREHOLDERS' EQUITY
Shareholders' equity-Matthews:
Common stock	$36,334		$36,334
Additional paid-in capital	148,959		135,187
Retained earnings	844,732		859,002
Accumulated other comprehensive loss	(218,319)		(240,719)
Treasury stock, at cost	(185,958)		(178,997)
Total shareholders' equity-Matthews		625,748		610,807
Noncontrolling interests		564		626
Total shareholders' equity		626,312		611,433

Total liabilities and shareholders' equity		$2,075,051		$2,072,633

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020

Sales	$428,380	$359,422	$1,232,191	$1,099,166
Cost of sales	(291,122)	(238,469)	(828,424)	(737,722)

Gross profit	137,258	120,953	403,767	361,444

Selling expense	(31,463)	(28,508)	(94,618)	(93,953)
Administrative expense	(73,484)	(69,374)	(213,342)	(208,238)
Intangible amortization	(23,039)	(17,825)	(61,190)	(53,639)
Goodwill write-down	—	—	—	(90,408)

Operating profit (loss)	9,272	5,246	34,617	(84,794)

Investment income	959	1,252	3,005	1,443
Interest expense	(6,748)	(8,082)	(21,709)	(26,935)
Other income (deductions), net	(2,442)	(2,776)	(6,760)	(7,438)

Income (loss) before income taxes	1,041	(4,360)	9,153	(117,724)

Income tax benefit (provision)	2,325	6,209	(2,627)	22,672

Net income (loss)	3,366	1,849	6,526	(95,052)

Net (income) loss attributable to noncontrolling interests	(11)	420	60	491

Net income (loss) attributable to Matthews shareholders	$3,355	$2,269	$6,586	$(94,561)

Earnings (loss) per share attributable to Matthews shareholders:
Basic	$0.11	$0.07	$0.21	$(3.04)

Diluted	$0.10	$0.07	$0.21	$(3.04)

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(Dollar amounts in thousands)

	Three Months Ended June 30,
	Matthews		Noncontrolling Interest		Total
	2021	2020	2021	2020	2021	2020

Net income (loss):	$3,355	$2,269	$11	$(420)	$3,366	$1,849
Other comprehensive income (loss) ("OCI"), net of tax:
Foreign currency translation adjustment	2,904	11,240	—	—	2,904	11,240
Pension plans and other postretirement benefits	3,328	1,743	—	—	3,328	1,743
Unrecognized (loss) gain on derivatives:
Net change from periodic revaluation	(654)	(509)	—	—	(654)	(509)
Net amount reclassified to earnings	596	330	—	—	596	330
Net change in unrecognized loss on derivatives	(58)	(179)	—	—	(58)	(179)
OCI, net of tax	6,174	12,804	—	—	6,174	12,804
Comprehensive income (loss)	$9,529	$15,073	$11	$(420)	$9,540	$14,653

	Nine Months Ended June 30,
	Matthews		Noncontrolling Interest		Total
	2021	2020	2021	2020	2021	2020

Net income (loss):	$6,586	$(94,561)	$(60)	$(491)	$6,526	$(95,052)
OCI, net of tax:
Foreign currency translation adjustment	11,061	(8,297)	(2)	(4)	11,059	(8,301)
Pension plans and other postretirement benefits	7,707	5,297	—	—	7,707	5,297
Unrecognized gain (loss) on derivatives:
Net change from periodic revaluation	1,787	(4,248)	—	—	1,787	(4,248)
Net amount reclassified to earnings	1,845	(82)	—	—	1,845	(82)
Net change in unrecognized gain (loss) on derivatives	3,632	(4,330)	—	—	3,632	(4,330)
OCI, net of tax	22,400	(7,330)	(2)	(4)	22,398	(7,334)
Comprehensive income (loss)	$28,986	$(101,891)	$(62)	$(495)	$28,924	$(102,386)

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
for the three and nine months ended June 30, 2021 and 2020 (Unaudited)
(Dollar amounts in thousands, except per share data)

	Shareholders' Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Non- controlling Interests	Total
Balance, September 30, 2020	$36,334	$135,187	$859,002	$(240,719)	$(178,997)	$626	$611,433
Net loss	—	—	(1,758)	—	—	(234)	(1,992)
Minimum pension liability	—	—	—	2,124	—	—	2,124
Translation adjustment	—	—	—	17,055	—	(3)	17,052
Fair value of derivatives	—	—	—	1,035	—	—	1,035
Total comprehensive income							18,219
Stock-based compensation	—	3,246	—	—	—	—	3,246
Purchase of 162,291 shares of treasury stock	—	—	—	—	(4,237)	—	(4,237)
Issuance of 10,300 shares of treasury stock	—	(407)	—	—	407	—	—
Cancellations of 34,727 shares of treasury stock	—	1,982	—	—	(1,982)	—	—
Dividends, $0.215 per share	—	—	(6,808)	—	—	—	(6,808)
Balance, December 31, 2020	$36,334	$140,008	$850,436	$(220,505)	$(184,809)	$389	$621,853
Net income	—	—	4,989	—	—	163	5,152
Minimum pension liability	—	—	—	2,255	—	—	2,255
Translation adjustment	—	—	—	(8,898)	—	1	(8,897)
Fair value of derivatives	—	—	—	2,655	—	—	2,655
Total comprehensive income							1,165
Stock-based compensation	—	4,001	—	—	—	—	4,001
Purchase of 6,000 shares of treasury stock	—	—	—	—	(249)	—	(249)
Issuance of 17,357 shares of treasury stock	—	(685)	—	—	685	—	—
Dividends, $0.215 per share	—	—	(7,171)	—	—	—	(7,171)
Balance, March 31, 2021	$36,334	$143,324	$848,254	$(224,493)	$(184,373)	$553	$619,599
Net income	—	—	3,355	—	—	11	3,366
Minimum pension liability	—	—	—	3,328	—	—	3,328
Translation adjustment	—	—	—	2,904	—	—	2,904
Fair value of derivatives	—	—	—	(58)	—	—	(58)
Total comprehensive income							9,540
Stock-based compensation	—	5,713	—	—	—	—	5,713
Purchase of 45,584 shares of treasury stock	—	—	—	—	(1,663)	—	(1,663)
Issuance of 2,045 shares of treasury stock	—	(78)	—	—	78	—	—
Dividends, $0.215 per share	—	—	(6,877)	—	—	—	(6,877)
Balance, June 30, 2021	$36,334	$148,959	$844,732	$(218,319)	$(185,958)	$564	$626,312

	Shareholders' Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Non- controlling Interests	Total
Balance, September 30, 2019	$36,334	$137,774	$972,594	$(228,361)	$(200,235)	$1,130	$719,236
Net (loss) income	—	—	(10,466)	—	—	160	(10,306)
Minimum pension liability	—	—	—	1,727	—	—	1,727
Translation adjustment	—	—	—	11,111	—	(5)	11,106
Fair value of derivatives	—	—	—	291	—	—	291
Total comprehensive income							2,818
Stock-based compensation	—	2,031	—	—	—	—	2,031
Purchase of 52,104 shares of treasury stock	—	—	—	—	(1,845)	—	(1,845)
Issuance of 11,225 shares of treasury stock	—	(450)	—	—	450	—	—
Cancellations of 17,509 shares of treasury stock	—	1,171	—	—	(1,171)	—	—
Dividends, $0.21 per share	—	—	(6,535)	—	—	—	(6,535)
Balance, December 31, 2019	$36,334	$140,526	$955,593	$(215,232)	$(202,801)	$1,285	$715,705
Net loss	—	—	(86,364)	—	—	(231)	(86,595)
Minimum pension liability	—	—	—	1,827	—	—	1,827
Translation adjustment	—	—	—	(30,648)	—	1	(30,647)
Fair value of derivatives	—	—	—	(4,442)	—	—	(4,442)
Total comprehensive loss							(119,857)
Stock-based compensation	—	2,508	—	—	—	—	2,508
Purchase of 20,750 shares of treasury stock	—	—	—	—	(506)	—	(506)
Dividends, $0.21 per share	—	—	(6,648)	—	—	—	(6,648)
Balance, March 31, 2020	$36,334	$143,034	$862,581	$(248,495)	$(203,307)	$1,055	$591,202
Net income (loss)	—	—	2,269	—	—	(420)	1,849
Minimum pension liability	—	—	—	1,743	—	—	1,743
Translation adjustment	—	—	—	11,240	—	—	11,240
Fair value of derivatives	—	—	—	(179)	—	—	(179)
Total comprehensive income							14,653
Stock-based compensation	—	2,539	—	—	—	—	2,539
Purchase of 722 shares of treasury stock	—	—	—	—	(22)	—	(22)
Issuance of 900 shares of treasury stock	—	(36)	—	—	36	—	—
Cancellations of 4,616 shares of treasury stock	—	277	—	—	(277)	—	—
Dividends, $0.21 per share	—	—	(6,630)	—	—	—	(6,630)
Balance, June 30, 2020	$36,334	$145,814	$858,220	$(235,691)	$(203,570)	$635	$601,742

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollar amounts in thousands)

	Nine Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$6,526	$(95,052)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	97,919	88,418
Stock-based compensation expense	12,960	7,078
Deferred tax provision (benefit)	967	(11,986)
Gain on sale of assets, net	(641)	(229)
Gain on sale of ownership interest in a subsidiary	—	(11,208)
Unrealized gain on investments	(1,336)	(1,161)
Loss from equity-method investments	—	3,542
Goodwill write-down	—	90,408
Changes in working capital items	(7,513)	41,726
Decrease in other assets	2,632	5,076
(Decrease) increase in other liabilities	(6,064)	2,960
Other operating activities, net	1,407	4,036

Net cash provided by operating activities	106,857	123,608

Cash flows from investing activities:
Capital expenditures	(24,495)	(25,486)
Acquisitions, net of cash acquired	(15,623)	—
Proceeds from sale of assets	2,211	398
Proceeds from sale of investments	15,000	—
Proceeds from sale of ownership interest in subsidiary	—	42,210
Investments and advances	—	(9,723)

Net cash (used in) provided by investing activities	(22,907)	7,399

Cash flows from financing activities:
Proceeds from long-term debt	385,065	971,399
Payments on long-term debt	(434,089)	(1,063,459)
Purchases of treasury stock	(6,149)	(2,372)
Dividends	(20,856)	(19,813)
Acquisition holdback and contingent consideration payments	(1,556)	(4,689)
Other financing activities	(2,245)	(4,156)

Net cash used in financing activities	(79,830)	(123,090)

Effect of exchange rate changes on cash	776	(315)

Net change in cash and cash equivalents	4,896	7,602
Cash and cash equivalents at beginning of year	41,334	35,302
Cash and cash equivalents at end of period	$46,230	$42,904

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2021
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
The Company has facilities in North America, Europe, Asia, Australia, and Central and South America.

Note 2.   Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information for commercial and industrial companies and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the nine months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2021. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2020.  The consolidated financial statements include all domestic and foreign subsidiaries in which the Company maintains an ownership interest and has operating control.  Investments in certain companies over which the Company exerts significant influence, but does not control the financial and operating decisions, are accounted for as equity method investments. Investments in certain companies over which the Company does not exert significant influence are accounted for as cost method investments. All intercompany accounts and transactions have been eliminated.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 2.   Basis of Presentation (continued)

The following table summarizes the activity for the accounts receivable allowance for doubtful accounts for the nine months ended June 30, 2021:

Accounts Receivable Allowance for Doubtful Accounts
Balance at October 1, 2020	$9,618
Current period expense / (deductions)	(296)
Translation and other adjustments (1)	(193)
Balance at June 30, 2021	$9,129
(1) Includes the impact of foreign currency fluctuations and amounts determined not to be collectible (including direct write-offs), net of recoveries.

Note 3.   Revenue Recognition

The Company delivers a variety of products and services through its business segments. The SGK Brand Solutions segment delivers brand management, pre-media services, printing plates and cylinders, engineered products (including energy solutions), and imaging services for consumer goods and retail customers, merchandising display systems, and marketing and design services primarily to the consumer goods and retail industries. The Memorialization segment produces and delivers bronze and granite memorials and other memorialization products, caskets, and cremation and incineration equipment primarily for the cemetery and funeral home industries. The Industrial Technologies segment delivers marking and coding equipment and consumables, industrial automation products and order fulfillment systems for identifying, tracking, picking and conveying consumer and industrial products for the warehousing and industrial industries.

The Company disaggregates revenue from contracts with customers by geography, as it believes geographic regions best depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. Disaggregated sales by segment and region for the three and nine months ended June 30, 2021 and 2020 were as follows:

	SGK Brand Solutions		Memorialization		Industrial Technologies		Consolidated
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2021	2020	2021	2020	2021	2020	2021	2020
North America	$73,831	$81,852	$168,652	$151,160	$35,909	$25,038	$278,392	$258,050
Central and South America	1,225	1,571	—	—	—	—	1,225	1,571
Europe	107,427	68,702	13,072	9,163	6,831	5,647	127,330	83,512
Australia	3,352	2,865	2,613	1,795	—	—	5,965	4,660
Asia	13,880	10,790	—	—	1,588	839	15,468	11,629
Total Sales	$199,715	$165,780	$184,337	$162,118	$44,328	$31,524	$428,380	$359,422

	SGK Brand Solutions		Memorialization		Industrial Technologies		Consolidated
	Nine Months Ended June 30,		Nine Months Ended June 30,		Nine Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020	2021	2020	2021	2020
North America	$210,515	$233,530	$529,229	$447,458	$95,804	$85,717	$835,548	$766,705
Central and South America	3,919	4,767	—	—	—	—	3,919	4,767
Europe	278,426	234,130	36,174	24,629	19,835	20,026	334,435	278,785
Australia	10,289	8,804	7,665	6,255	—	—	17,954	15,059
Asia	35,730	32,284	—	—	4,605	1,566	40,335	33,850
Total Sales	$538,879	$513,515	$573,068	$478,342	$120,244	$107,309	$1,232,191	$1,099,166

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 4.   Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  A three level fair value hierarchy is used to prioritize the inputs used in valuations, as defined below:

Level 1:	Observable inputs that reflect unadjusted quoted prices for identical assets or liabilities in active markets.
Level 2:	Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.
Level 3:	Unobservable inputs for the asset or liability.

The fair values of the Company's assets and liabilities measured on a recurring basis are categorized as follows:

	June 30, 2021				September 30, 2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Equity and fixed income mutual funds	$—	$25,949	$—	$25,949	$—	$24,610	$—	$24,610
Life insurance policies	—	4,653	—	4,653	—	4,621	—	4,621
Total assets at fair value	$—	$30,602	$—	$30,602	$—	$29,231	$—	$29,231

Liabilities:
Derivatives (1)	$—	$2,982	$—	$2,982	$—	$7,792	$—	$7,792
Total liabilities at fair value	$—	$2,982	$—	$2,982	$—	$7,792	$—	$7,792
(1) Interest rate swaps are valued based on observable market swap rates and are classified within Level 2 of the fair value hierarchy.

Note 5.   Inventories

Inventories consisted of the following:

	June 30, 2021	September 30, 2020
Raw materials	$38,754	$36,157
Work in process	77,189	70,128
Finished goods	78,757	68,815
	$194,700	$175,100

Note 6.     Investments

Non-current investments consisted of the following:

	June 30, 2021	September 30, 2020
Equity and fixed income mutual funds	$25,949	$24,610
Life insurance policies	4,653	4,621
Other (primarily cost-method) investments	19,044	34,019
	$49,646	$63,250

During the second quarter of fiscal 2021, the Company received $15,000 for the full redemption of its senior preferred shares investment in a memorialization business.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 7.   Debt

Long-term debt at June 30, 2021 and September 30, 2020 consisted of the following:

	June 30, 2021	September 30, 2020
Revolving credit facilities	$382,253	$416,793
Securitization facility	90,710	67,700
Senior secured term loan	—	22,359
2025 Senior Notes	297,661	297,256
Other borrowings	11,612	20,742
Finance lease obligations	10,251	9,684
	792,487	834,534
Less current maturities	(4,994)	(26,824)
	$787,493	$807,710

The Company has a domestic credit facility with a syndicate of financial institutions that includes a $750,000 senior secured revolving credit facility, which matures in March 2025, and a $35,000 senior secured amortizing term loan. The senior secured amortizing term loan was paid in full in March 2021. A portion of the revolving credit facility (not to exceed $350,000) can be drawn in foreign currencies. Borrowings under the revolving credit facility bear interest at LIBOR (Euro LIBOR for balances drawn in Euros) plus a factor ranging from 0.75% to 2.00% (1.00% at June 30, 2021) based on the Company's secured leverage ratio.  The secured leverage ratio is defined as net secured indebtedness divided by EBITDA (earnings before interest, income taxes, depreciation and amortization) as defined within the domestic credit facility agreement. The Company is required to pay an annual commitment fee ranging from 0.15% to 0.30% (based on the Company's leverage ratio) of the unused portion of the revolving credit facility. The Company incurred debt issuance costs in connection with the domestic credit facility. Unamortized costs were $2,423 and $2,734 at June 30, 2021 and September 30, 2020, respectively.

The domestic credit facility requires the Company to maintain certain leverage and interest coverage ratios. A portion of the facility (not to exceed $35,000) is available for the issuance of trade and standby letters of credit. Outstanding U.S. dollar denominated borrowings on the revolving credit facility at June 30, 2021 and September 30, 2020 were $259,237 and $257,439, respectively. Outstanding Euro denominated borrowings on the revolving credit facility at June 30, 2021 and September 30, 2020 were €97.0 million ($115,229) and €117.0 million ($137,188), respectively. There were no outstanding borrowings on the term loan as of June 30, 2021. Outstanding borrowings on the term loan at September 30, 2020 were $22,359. The weighted-average interest rate on the outstanding borrowings for the domestic credit facility (including the effects of interest rate swaps and Euro denominated borrowings) at June 30, 2021 and 2020 was 1.94% and 2.44%, respectively.

The Company has $300,000 of 5.25% senior unsecured notes due December 1, 2025 (the "2025 Senior Notes"). The 2025 Senior Notes bear interest at a rate of 5.25% per annum with interest payable semi-annually in arrears on June 1 and December 1 of each year. The Company's obligations under the 2025 Senior Notes are guaranteed by certain of the Company's direct and indirect wholly-owned domestic subsidiaries. The Company is subject to certain covenants and other restrictions in connection with the 2025 Senior Notes. The Company incurred direct financing fees and costs in connection with the 2025 Senior Notes. Unamortized costs were $2,339 and $2,744 at June 30, 2021 and September 30, 2020, respectively.

The Company has a $115,000 accounts receivable securitization facility (the "Securitization Facility") with certain financial institutions which matures in March 2022 and the Company intends to extend this facility. Under the Securitization Facility, the Company and certain of its domestic subsidiaries sell, on a continuous basis without recourse, their trade receivables to Matthews Receivables Funding Corporation, LLC (“Matthews RFC”), a wholly-owned bankruptcy-remote subsidiary of the Company. Matthews RFC in turn assigns a collateral interest in these receivables to certain financial institutions, and then may borrow funds under the Securitization Facility. The Securitization Facility does not qualify for sale treatment. Accordingly, the trade receivables and related debt obligations remain on the Company's Consolidated Balance Sheet. Borrowings under the Securitization Facility bear interest at LIBOR plus 0.75%. The Company is required to pay an annual commitment fee ranging from 0.25% to 0.35% of the unused portion of the Securitization Facility. Outstanding borrowings under the Securitization Facility at June 30, 2021 and September 30, 2020 were $90,710 and $67,700, respectively. At June 30, 2021 and 2020, the interest rate on borrowings under this facility was 0.85% and 0.91%, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 7.   Debt (continued)

The following table presents information related to interest rate contracts entered into by the Company and designated as cash flow hedges:

	June 30, 2021	September 30, 2020
Pay fixed swaps - notional amount	$250,000	$312,500
Net unrealized loss	$(2,982)	$(7,792)
Weighted-average maturity period (years)	2.5	2.6
Weighted-average received rate	0.10%	0.15%
Weighted-average pay rate	1.34%	1.34%

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

The fair value of the interest rate swaps reflected an unrealized loss of $2,982 ($2,252 after tax) at June 30, 2021 and an unrealized loss of $7,792 ($5,884 after tax) at September 30, 2020, that is included in shareholders' equity as part of accumulated other comprehensive income (loss) ("AOCI").  Assuming market rates remain constant with the rates at June 30, 2021, a loss (net of tax) of approximately $1,820 included in AOCI is expected to be recognized in earnings over the next twelve months.

At June 30, 2021 and September 30, 2020, the interest rate swap contracts were reflected in the Consolidated Balance Sheets as follows:

Derivatives	June 30, 2021	September 30, 2020
Current liabilities:
Other current liabilities	$(2,411)	$(3,164)
Long-term liabilities:
Other liabilities	(571)	(4,628)
Total derivatives	$(2,982)	$(7,792)

The (losses) gains recognized on derivatives were as follows:

Derivatives in Cash Flow Hedging Relationships	Location of (Loss) Gain Recognized in Income on Derivative	Amount of Loss Recognized in Income on Derivatives		Amount of (Loss) Gain Recognized in Income on Derivatives
		Three Months Ended June 30,		Nine Months Ended June 30,
		2021	2020	2021	2020
Interest rate swaps	Interest expense	$(790)	$(438)	$(2,444)	$108

The Company recognized the following gains (losses) in AOCI:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives		Location of (Loss) Gain Reclassified From AOCI into Income (Effective Portion*)	Amount of (Loss) Gain Reclassified from AOCI into Income (Effective Portion*)
	June 30, 2021	June 30, 2020		June 30, 2021	June 30, 2020
Interest rate swaps	$1,787	$(4,248)	Interest expense	$(1,845)	$82
* There is no ineffective portion or amounts excluded from effectiveness testing.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 7.   Debt (continued)

The Company, through certain of its European subsidiaries, has a credit facility with a European bank, which is guaranteed by Matthews. The maximum amount of borrowing available under this facility is €25.0 million ($29,698), which includes €8.0 million ($9,503) for bank guarantees.  The credit facility matures in December 2021 and the Company intends to continue to extend this facility. Outstanding borrowings under the credit facility totaled €6.6 million ($7,786) and €18.9 million ($22,166) at June 30, 2021 and September 30, 2020, respectively. The weighted-average interest rate on outstanding borrowings under this facility at June 30, 2021 and 2020 was 2.25% and 1.25%, respectively.

The Company uses certain foreign currency debt instruments as net investment hedges of foreign operations. Currency losses of $5,957 (net of income taxes of $1,933) and currency losses of $4,377 (net of income taxes of $1,420), which represent effective hedges of net investments, were reported as a component of AOCI within currency translation adjustment at June 30, 2021 and September 30, 2020, respectively.

As of June 30, 2021 and September 30, 2020, the fair value of the Company's long-term debt, including current maturities, which is classified as Level 2 in the fair value hierarchy, approximated the carrying value included in the Consolidated Balance Sheets. The Company was in compliance with all of its debt covenants as of June 30, 2021.

Note 8.   Share-Based Payments

The Company maintains an equity incentive plan (the "2017 Equity Incentive Plan") that provides for grants of stock options, restricted shares, restricted share units, stock-based performance units and certain other types of stock-based awards. Under the 2017 Equity Incentive Plan, which has a ten-year term, the maximum number of shares available for grants or awards is an aggregate of 1,700,000. At June 30, 2021, there were 1,700,000 shares reserved for future issuance under the 2017 Equity Incentive Plan. 1,064,910 restricted share units and 75,000 stock options have been granted under the 2017 Equity Incentive Plan and are outstanding as of June 30, 2021.  The 2017 Equity Incentive plan is administered by the Compensation Committee of the Board of Directors.

For the three-month periods ended June 30, 2021 and 2020, stock-based compensation cost totaled $5,713 and $2,539, respectively. For the nine-month periods ended June 30, 2021 and 2020, stock-based compensation cost totaled $12,960 and $7,078, respectively. The associated future income tax benefit recognized for stock-based compensation was $1,467 and $622 for the three-month periods ended June 30, 2021 and 2020, respectively, and $2,443 and $1,415 for the nine-month periods ended June 30, 2021 and 2020, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 8.   Share-Based Payments (continued)

The transactions for restricted shares and restricted share units for the nine months ended June 30, 2021 were as follows:

	Shares /Units	Weighted- average Grant-date Fair Value
Non-vested at September 30, 2020	750,322	$40.88
Granted	499,050	30.06
Vested	(109,365)	55.40
Expired or forfeited	(38,467)	55.79
Non-vested at June 30, 2021	1,101,540	$34.01

During the third quarter of fiscal 2021, 75,000 stock options were granted under the 2017 Equity Incentive Plan. The option price for each stock option granted was $41.70, which was equal to the fair market value of the Company's Class A Common Stock on the date of grant. These options vest in one-third increments annually over three years from the grant date. Unvested stock options expire on the earlier of five years from the date of grant, or upon employment termination, retirement or death. The Company generally settles employee stock option exercises with treasury shares.

As of June 30, 2021, the total unrecognized compensation cost related to all unvested stock-based awards was $12,893 and is expected to be recognized over a weighted average period of 2.0 years.

The fair value of certain restricted share units that are subject to performance conditions and the fair value of stock options are estimated on the date of grant using a binomial lattice valuation model. The following table indicates the assumptions used in estimating the fair value of certain stock-based awards granted during the nine-month period ended June 30, 2021.

	Restricted Share Units	Stock Options
Expected volatility	42.9%	41.9%
Dividend yield	3.2%	3.1%
Average risk-free interest rate	0.2%	0.5%
Average expected term (years)	3.0	5.0

The risk-free interest rate is based on United States Treasury yields at the date of grant. The dividend yield is based on the most recent dividend payment and average stock price over the 12 months prior to the grant date. Expected volatilities are based on the historical volatility of the Company's stock price. The expected term for grants in the nine months ended June 30, 2021 represents an estimate of the average period of time for restricted share units and stock options to vest.

The Company maintains the 2019 Director Fee Plan, the Amended and Restated 2014 Director Fee Plan and the 1994 Director Fee Plan (collectively, the "Director Fee Plans").  There will be no further fees or share-based awards granted under the Amended and Restated 2014 Director Fee Plan and the 1994 Director Fee Plan.  Under the 2019 Director Fee Plan, non-employee directors (except for the Chairman of the Board) each receive, as an annual retainer fee for fiscal 2021, either cash or shares of the Company's Class A Common Stock with a value equal to $85.  The annual retainer fee for fiscal 2021 paid to the non-employee Chairman of the Board is $185.  Where the annual retainer fee is provided in shares, each director may elect to be paid these shares on a current basis or have such shares credited to a deferred stock account as phantom stock, with such shares to be paid to the director subsequent to leaving the Board.  The total number of shares of stock that have been authorized to be issued under the 2019 Director Fee Plan or credited to a deferred stock compensation account for subsequent issuance is 150,000 shares of Common Stock (subject to adjustment upon certain events such as stock dividends or stock splits).  The value of deferred shares is recorded in other liabilities.  A total of 38,482 shares and share units had been deferred under the Director Fee Plans as of June 30, 2021.  Additionally, non-employee directors each receive an annual stock-based grant (non-statutory stock options, stock appreciation rights and/or restricted shares or units) with a value of $125 for fiscal 2021.  As of June 30, 2021, 271,807 restricted shares and restricted share units have been granted under the Director Fee Plans, 98,578 of which were issued under the 2019 Director Fee Plan.  74,639 restricted shares and restricted share units are unvested at June 30, 2021.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 9.   Earnings Per Share Attributable to Matthews' Shareholders

The information used to compute earnings (loss) per share attributable to Matthews' common shareholders was as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Net income (loss) attributable to Matthews shareholders	$3,355	$2,269	$6,586	$(94,561)
Weighted-average shares outstanding (in thousands):
Basic shares	31,656	31,145	31,683	31,143
Effect of dilutive securities	537	87	435	—
Diluted shares	32,193	31,232	32,118	31,143
Anti-dilutive securities excluded from the dilution calculation were insignificant for the three and nine months ended June 30, 2021 and 2020.

Note 10.   Pension and Other Postretirement Benefit Plans
The Company provides defined benefit pension and other postretirement plans to certain employees. Net periodic pension and other postretirement benefit cost for the plans included the following:

	Three months ended June 30,
	Pension		Other Postretirement
	2021	2020	2021	2020

Service cost	$2,020	$2,170	$50	$64
Interest cost *	1,560	1,933	94	140
Expected return on plan assets *	(2,761)	(2,232)	—	—
Amortization:
Prior service cost	(46)	(47)	(91)	(23)
Net actuarial loss *	2,730	2,386	—	—
Curtailment gain *	(220)	—	—	—
Prior service cost write-off *	526	—	—	—
Net benefit cost	$3,809	$4,210	$53	$181

	Nine months ended June 30,
	Pension		Other Postretirement
	2021	2020	2021	2020

Service cost	$6,216	$6,510	$150	$192
Interest cost *	4,654	5,799	282	420
Expected return on plan assets *	(8,286)	(6,696)	—	—
Amortization:
Prior service cost	(104)	(141)	(273)	(69)
Net actuarial loss *	8,774	7,159	—	—
Curtailment gain *	(220)	—	—	—
Prior service cost write-off *	526	—	—	—
Net benefit cost	$11,560	$12,631	$159	$543
* Non-service components of pension and postretirement expense are included in other income (deductions), net.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 10.   Pension and Other Postretirement Benefit Plans (continued)

During the third quarter of fiscal 2021, the Compensation Committee of the Company's Board of Directors approved a resolution to freeze all future benefit accruals for all participants in the Company’s supplemental retirement plan and the defined benefit portion of the officers retirement restoration plan, effective April 30, 2021. Consequently, participants in these plans will no longer earn additional benefits after April 30, 2021. The freezing of these plans triggered curtailments, which resulted in the remeasurement of the projected benefit obligations and the immediate recognition of prior service costs in earnings, which were previously included within AOCI.

During the third quarter of fiscal 2021, the investment policy for the Company’s principal defined benefit retirement plan was updated to establish modified asset allocation targets. The updated investment objective is intended to reduce risk assets in favor of fixed income investments as the plan’s funding status increases. Accordingly, as of June 30, 2021, the principal defined benefit plans' asset allocation reflected 54% allocated to fixed income, cash and cash equivalents, 39% allocated to equity securities, and 7% allocated to other investments.

Benefit payments under the Company's principal retirement plan are made from plan assets, while benefit payments under the postretirement benefit plan are made from the Company's operating funds. During the third quarter of fiscal 2021, the Company contributed $15,000 to its principal retirement plan. Under IRS regulations, no further contributions are required to be made to the Company's principal retirement plan during fiscal 2021.

Contributions made and anticipated for fiscal year 2021 are as follows:

Contributions	Pension	Other Postretirement
Contributions during the nine months ended June 30, 2021:
Principal retirement plan	$15,000	$—
Supplemental retirement plan	607	—
Other postretirement plan	—	436

Additional contributions expected in fiscal 2021:
Supplemental retirement plan	$298	$—
Other postretirement plan	—	395

Note 11.   Accumulated Other Comprehensive Income

The changes in AOCI by component, net of tax, for the three-month periods ended June 30, 2021 and 2020 were as follows:

	Post-retirement benefit plans		Currency translation adjustment	Derivatives		Total
Attributable to Matthews:
Balance, March 31, 2021	$(78,575)		$(143,724)	$(2,194)		$(224,493)
OCI before reclassification	970		2,904	(654)		3,220
Amounts reclassified from AOCI	2,358	(a)	—	596	(b)	2,954
Net current-period OCI	3,328		2,904	(58)		6,174
Balance, June 30, 2021	$(75,247)		$(140,820)	$(2,252)		$(218,319)
Attributable to noncontrolling interest:
Balance, March 31, 2021	$—		$366	$—		$366
OCI before reclassification	—		—	—		—
Net current-period OCI	—		—	—		—
Balance, June 30, 2021	$—		$366	$—		$366

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 11.   Accumulated Other Comprehensive Income (continued)

	Post-retirement benefit plans		Currency translation adjustment	Derivatives		Total
Attributable to Matthews:
Balance, March 31, 2020	$(68,189)		$(175,751)	$(4,555)		$(248,495)
OCI before reclassification	—		11,240	(509)		10,731
Amounts reclassified from AOCI	1,743	(a)	—	330	(b)	2,073
Net current-period OCI	1,743		11,240	(179)		12,804
Balance, June 30, 2020	$(66,446)		$(164,511)	$(4,734)		$(235,691)
Attributable to noncontrolling interest:
Balance, March 31, 2020	$—		$371	$—		$371
OCI before reclassification	—		—	—		—
Net current-period OCI	—		—	—		—
Balance, June 30, 2020	$—		$371	$—		$371
(a) Amounts were included in net periodic benefit cost for pension and other postretirement benefit plans (see Note 10).
(b) Amounts were included in interest expense in the periods the hedged item affected earnings (see Note 7).

The changes in AOCI by component, net of tax, for the nine-month periods ended June 30, 2021 and 2020 were as follows:

	Post-retirement benefit plans		Currency translation adjustment	Derivatives		Total
Attributable to Matthews:
Balance, September 30, 2020	$(82,954)		$(151,881)	$(5,884)		$(240,719)
OCI before reclassification	970		11,061	1,787		13,818
Amounts reclassified from AOCI	6,737	(a)	—	1,845	(b)	8,582
Net current-period OCI	7,707		11,061	3,632		22,400
Balance, June 30, 2021	$(75,247)		$(140,820)	$(2,252)		$(218,319)
Attributable to noncontrolling interest:
Balance, September 30, 2020	$—		$368	$—		$368
OCI before reclassification	—		(2)	—		(2)
Net current-period OCI	—		(2)	—		(2)
Balance, June 30, 2021	$—		$366	$—		$366

	Post-retirement benefit plans		Currency translation adjustment	Derivatives		Total
Attributable to Matthews:
Balance, September 30, 2019	$(71,743)		$(156,214)	$(404)		$(228,361)
OCI before reclassification	—		(8,297)	(4,248)		(12,545)
Amounts reclassified from AOCI	5,297	(a)	—	(82)	(b)	5,215
Net current-period OCI	5,297		(8,297)	(4,330)		(7,330)
Balance, June 30, 2020	$(66,446)		$(164,511)	$(4,734)		$(235,691)
Attributable to noncontrolling interest:
Balance, September 30, 2019	$—		$375	$—		$375
OCI before reclassification	—		(4)	—		(4)
Net current-period OCI	—		(4)	—		(4)
Balance, June 30, 2020	$—		$371	$—		$371
(a) Amounts were included in net periodic benefit cost for pension and other postretirement benefit plans (see Note 10).
(b) Amounts were included in interest expense in the periods the hedged item affected earnings (see Note 7).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 11.   Accumulated Other Comprehensive Income (continued)

Reclassifications out of AOCI for the three and nine-month periods ended June 30, 2021 and 2020 were as follows:

	Amount reclassified from AOCI
Details about AOCI Components	Three Months Ended June 30, 2021	Nine Months Ended June 30, 2021	Affected line item in the Statement of income

Postretirement benefit plans
Prior service credit (a)	$137	$377
Actuarial losses	(2,730)	(8,774)	Other income (deductions), net
Prior service cost write-off	(526)	(526)	Other income (deductions), net
	(3,119)	(8,923)	Income before income tax (b)
	761	2,186	Income taxes
	$(2,358)	$(6,737)	Net income
Derivatives
Interest rate swap contracts	$(790)	$(2,444)	Interest expense
	(790)	(2,444)	Income before income tax (b)
	194	599	Income taxes
	$(596)	$(1,845)	Net income

	Amount reclassified from AOCI
Details about AOCI Components	Three Months Ended June 30, 2020	Nine Months Ended June 30, 2020	Affected line item in the Statement of income

Postretirement benefit plans
Prior service credit (a)	$70	$210
Actuarial losses	(2,386)	(7,159)	Other income (deductions), net
	(2,316)	(6,949)	Income before income tax (b)
	573	1,652	Income taxes
	$(1,743)	$(5,297)	Net income
Derivatives
Interest rate swap contracts	$(438)	$108	Interest expense
	(438)	108	Income before income tax (b)
	108	(26)	Income taxes
	$(330)	$82	Net income

(a) Prior service cost amounts are included in the computation of pension and other postretirement benefit expense, which is reported in both cost of goods sold and selling and administrative expenses. For additional information, see Note 10.

(b) For pre-tax items, positive amounts represent income and negative amounts represent expense.

Note 12.   Income Taxes

Income tax provisions for the Company's interim periods are based on the effective income tax rate expected to be applicable for the full year. The Company's consolidated income taxes for the nine months ended June 30, 2021 were an expense of $2,627, compared to a benefit of $22,672 for the first nine months of fiscal 2020. The difference between the Company’s consolidated income taxes for the first nine months of fiscal 2021 compared to the same period for fiscal 2020 primarily resulted from consolidated pre-tax income in fiscal 2021 compared to a pre-tax loss in fiscal 2020. Additionally, fiscal 2021 included discrete tax expenses related to foreign operating losses, discrete tax benefits related to the resolution of uncertain tax liabilities, a net operating loss (“NOL”) carryback to tax years where the U.S. federal statutory rate was 35%, and additional foreign tax credits. Fiscal 2020 included discrete tax benefits resulting from the closure of several tax audits. The Company’s

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 12.   Income Taxes (continued)

fiscal 2021 nine-month effective tax rate varied from the U.S. statutory tax rate of 21.0% primarily due to discrete tax expenses related to foreign operating losses, discrete tax benefits related to the resolution of uncertain tax liabilities, a NOL carryback to tax years where the U.S. federal statutory rate was 35%, and additional foreign tax credits. Additionally, state taxes, foreign statutory rate differentials, and tax credits all affected the fiscal 2021 effective tax rate. The Company’s fiscal 2020 nine-month effective tax rate varied from the U.S. statutory tax rate of 21.0% primarily due to state taxes, foreign statutory rate differentials, tax credits, the goodwill write-down, the expected NOL carryback, and discrete tax benefits recognized in fiscal 2020.

The Company had unrecognized tax benefits (excluding penalties and interest) of $8,104 and $10,483 on June 30, 2021 and September 30, 2020, respectively, of which $4,890 and $7,066 would impact the annual effective rate at June 30, 2021 and September 30, 2020, respectively. It is reasonably possible that the amount of unrecognized tax benefits could decrease by approximately $5,655 in the next 12 months primarily due to the completion of audits and the expiration of the statute of limitations.

The Company classifies interest and penalties on tax uncertainties as a component of the provision for income taxes. Total penalties and interest accrued were $1,773 and $2,172 at June 30, 2021 and September 30, 2020, respectively.  These accruals may potentially be applicable in the event of an unfavorable outcome of uncertain tax positions.

The Company is currently under examination in several tax jurisdictions and remains subject to examination until the statute of limitations expires for those tax jurisdictions.  As of June 30, 2021, the tax years that remain subject to examination by major jurisdiction generally are:

United States – Federal	2017 and forward
United States – State	2016 and forward
Canada	2017 and forward
Germany	2019 and forward
United Kingdom	2019 and forward
Singapore	2017 and forward
Australia	2017 and forward

Note 13.   Segment Information

The Company manages its businesses under three segments: SGK Brand Solutions, Memorialization and Industrial Technologies. The SGK Brand Solutions segment consists of brand management, pre-media services, printing plates and cylinders, engineered products (including energy solutions), imaging services, digital asset management, merchandising display systems, and marketing and design services primarily for the consumer goods and retail industries.  The Memorialization segment consists primarily of bronze and granite memorials and other memorialization products, caskets, and cremation and incineration equipment primarily for the cemetery and funeral home industries.  The Industrial Technologies segment includes marking and coding equipment and consumables, industrial automation products and order fulfillment systems for identifying, tracking, picking and conveying consumer and industrial products.

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

The following table sets forth information about the Company's segments, including a reconciliation of adjusted EBITDA to net income.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Sales:
SGK Brand Solutions	$199,715	$165,780	$538,879	$513,515
Memorialization	184,337	162,118	573,068	478,342
Industrial Technologies	44,328	31,524	120,244	107,309
Consolidated Sales	$428,380	$359,422	$1,232,191	$1,099,166

Adjusted EBITDA:
SGK Brand Solutions	$33,258	$20,846	$75,426	$61,808
Memorialization	36,402	37,734	132,080	103,020
Industrial Technologies	5,940	4,679	15,242	15,205
Corporate and Non-Operating	(15,585)	(13,862)	(47,030)	(41,009)
Total Adjusted EBITDA	$60,015	$49,397	$175,718	$139,024

Acquisition related items (1)**	(398)	(355)	(38)	(2,576)
ERP integration costs (2)**	(118)	(745)	(477)	(2,160)
Strategic initiatives and other charges: (3)**
Workforce reductions and related costs	(1,826)	(776)	(10,644)	(4,425)
Other cost-reduction initiatives	(4,871)	(4,743)	(12,339)	(20,951)
Gain on sale of ownership interest in a subsidiary (4)	—	11,208	—	11,208
Legal matter reserve (5)	—	(10,566)	—	(10,566)
Non-recurring / incremental coronavirus disease 2019 ("COVID-19") costs (6)	(1,993)	(1,871)	(4,689)	(2,534)
Goodwill write-down (7)	—	—	—	(90,408)
Joint Venture depreciation, amortization, interest expense and other charges (8)	—	(2,473)	—	(4,732)
Stock-based compensation	(5,713)	(2,539)	(12,960)	(7,078)
Non-service pension and postretirement expense (9)	(1,929)	(2,227)	(5,730)	(6,682)
Depreciation and amortization *	(35,389)	(30,168)	(97,919)	(88,418)
Interest expense	(6,748)	(8,082)	(21,709)	(26,935)
Net income (loss) attributable to noncontrolling interests	11	(420)	(60)	(491)
Income (loss) before income taxes	1,041	(4,360)	9,153	(117,724)
Income tax benefit (provision)	2,325	6,209	(2,627)	22,672
Net income (loss)	$3,366	$1,849	$6,526	$(95,052)

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
(4) Represents a gain on the sale of an ownership interest in a subsidiary within the Memorialization segment.
(5) Represents a reserve established for a legal matter involving a letter of credit for a customer in Saudi Arabia within the Memorialization segment.
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

(9) Non-service pension and postretirement expense includes interest cost, expected return on plan assets, amortization of actuarial gains and losses, and curtailment gains and losses. These benefit cost components are excluded from adjusted EBITDA since they are primarily influenced by external market conditions that impact investment returns and interest (discount) rates. Curtailment gains and losses are excluded from adjusted EBITDA since they generally result from certain non-recurring events, such as plan amendments to modify future benefits. The service cost and prior service cost components of pension and postretirement expense are included in the calculation of adjusted EBITDA, since they are considered to be a better reflection of the ongoing service-related costs of providing these benefits. Please note that GAAP pension and postretirement expense or the adjustment above are not necessarily indicative of the current or future cash flow requirements related to these employee benefit plans.

* Depreciation and amortization was $26,813 and $21,833 for the SGK Brand Solutions segment, $5,838 and $5,549 for the Memorialization segment, $1,399 and $1,450 for the Industrial Technologies segment, and $1,339 and $1,336 for Corporate and Non-Operating, for the three months ended June 30, 2021 and 2020, respectively. Depreciation and amortization was $72,700 and $65,274 for the SGK Brand Solutions segment, $17,016 and $15,024 for the Memorialization segment, $4,241 and $4,320 for the Industrial Technologies segment, and $3,962 and $3,800 for Corporate and Non-Operating, for the nine months ended June 30, 2021 and 2020, respectively.
** Acquisition costs, ERP integration costs, and strategic initiatives and other charges were $3,790 and $1,794 for the SGK Brand Solutions segment, $484 and $697 for the Memorialization segment, and $2,939 and $4,128 for Corporate and Non-Operating, for the three months ended June 30, 2021 and 2020, respectively. Acquisition costs, ERP integration costs, and strategic initiatives and other charges were $14,135 and $9,058 for the SGK Brand Solutions segment, $1,279 and $1,754 for the Memorialization segment, and $8,084 and $19,032 for Corporate and Non-Operating, for the nine months ended June 30, 2021 and 2020, respectively. Acquisition costs, ERP integration costs, and strategic initiatives and other charges were $268 for the Industrial Technologies segment, for the nine months ended June 30, 2020.

Note 14.   Acquisitions

Fiscal 2021:

In April 2021, the Company completed a small acquisition in the hydrogen fuel cell industry within the SGK Brand Solutions segment for a purchase price of $2,523 (net of cash acquired and holdback amounts). The preliminary purchase price allocation is not finalized as of June 30, 2021 and is subject to changes as the Company finalizes the valuation of acquired intangible assets, and obtains additional information related to other assets and liabilities.

In January 2021, the Company acquired a memorialization business that produces and distributes cemetery products for a purchase price of $13,100. The preliminary purchase price allocation is not finalized as of June 30, 2021 and is subject to changes as the Company obtains additional information related to fixed assets, and other assets and liabilities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 15.   Goodwill and Other Intangible Assets

A summary of the carrying amount of goodwill attributable to each segment as well as the changes in such amounts are as follows:

	SGK Brand Solutions	Memorialization	Industrial Technologies	Consolidated

Net goodwill at September 30, 2020	$311,737	$361,682	$91,969	$765,388
Additions during period	—	4,775	—	4,775
Translation and other adjustments	8,662	689	861	10,212
Net goodwill at June 30, 2021	$320,399	$367,146	$92,830	$780,375
The net goodwill balances at June 30, 2021 and September 30, 2020 included $178,732 of accumulated impairment losses. Accumulated impairment losses at June 30, 2021 and September 30, 2020 were $173,732 and $5,000 for the SGK Brand Solutions and Memorialization segments, respectively.
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
The following tables summarize the carrying amounts and related accumulated amortization for intangible assets as of June 30, 2021 and September 30, 2020, respectively.

	Carrying Amount	Accumulated Amortization	Net
June 30, 2021:
Indefinite-lived trade names	$30,540	$—	$30,540
Definite-lived trade names	148,986	(93,712)	55,274
Customer relationships	390,253	(198,793)	191,460
Copyrights/patents/other	23,843	(15,361)	8,482
	$593,622	$(307,866)	$285,756
September 30, 2020:
Indefinite-lived trade names	$30,540	$—	$30,540
Definite-lived trade names	148,867	(64,462)	84,405
Customer relationships	379,246	(166,892)	212,354
Copyrights/patents/other	20,704	(14,505)	6,199
	$579,357	$(245,859)	$333,498
The net change in intangible assets during the nine months ended June 30, 2021 included the impact of foreign currency fluctuations during the period, additional amortization and additions related to fiscal 2021 acquisitions. During the second quarter of fiscal 2021, the Company reassessed the useful lives for certain of its customer relationships. As a result of this reassessment, the Company reduced the remaining useful lives for these customer relationships to reflect their estimated remaining duration, utilizing actual historical customer attrition rates.

Amortization expense on intangible assets was $23,039 and $17,825 for the three-month periods ended June 30, 2021 and 2020, respectively. For the nine-month periods ended June 30, 2021 and 2020, amortization expense was $61,190 and $53,639, respectively. Amortization expense is estimated to be $22,948 for the remainder of fiscal 2021, $57,197 in 2022, $40,832 in 2023, $35,336 in 2024 and $20,182 in 2025. The accelerated amortization related to the fiscal 2019 reduction in useful lives for certain discontinued trade names is scheduled to continue through the first quarter of fiscal 2022.

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

RESULTS OF OPERATIONS:

The Company manages its businesses under three segments: SGK Brand Solutions, Memorialization and Industrial Technologies. The SGK Brand Solutions segment consists of brand management, pre-media services, printing plates and cylinders, engineered products (including energy solutions), imaging services, digital asset management, merchandising display systems, and marketing and design services primarily for the consumer goods and retail industries. The Memorialization segment consists primarily of bronze and granite memorials and other memorialization products, caskets, and cremation and incineration equipment primarily for the cemetery and funeral home industries. The Industrial Technologies segment includes marking and coding equipment and consumables, industrial automation products and order fulfillment systems for identifying, tracking, picking and conveying consumer and industrial products.

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

The following table sets forth the sales and adjusted EBITDA for the Company's three reporting segments for the three and nine-month periods ended June 30, 2021 and 2020. Refer to Note 13, "Segment Information" in Item 1 - "Financial Statements" for the Company's financial information by segment.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Sales:	(Dollar amounts in thousands)
SGK Brand Solutions	$199,715	$165,780	$538,879	$513,515
Memorialization	184,337	162,118	573,068	478,342
Industrial Technologies	44,328	31,524	120,244	107,309
Consolidated Sales	$428,380	$359,422	$1,232,191	$1,099,166

Adjusted EBITDA:
SGK Brand Solutions	$33,258	$20,846	$75,426	$61,808
Memorialization	36,402	37,734	132,080	103,020
Industrial Technologies	5,940	4,679	15,242	15,205
Corporate and Non-Operating	(15,585)	(13,862)	(47,030)	(41,009)
Total Adjusted EBITDA (1)	$60,015	$49,397	$175,718	$139,024
(1) Total Adjusted EBITDA is a non-GAAP financial measure. See the "Non-GAAP Financial Measures" section below.

Sales for the nine months ended June 30, 2021 were $1.23 billion, compared to $1.10 billion for the nine months ended June 30, 2020, representing an increase of $133.0 million.  The increase in fiscal 2021 sales reflected higher sales in all of the Company's segments. Changes in foreign currency exchange rates were estimated to have a favorable impact of $27.4 million on fiscal 2021 consolidated sales compared to a year ago. Fiscal 2021 sales continued to be impacted by the global outbreak of coronavirus disease 2019 ("COVID-19"), which has caused some commercial impacts in certain of the Company's segments and geographic locations. These impacts have included higher sales volumes for memorialization products and services, but have also included temporary business disruptions and customer project delays for certain of the Company's businesses. While substantially all of the Company's operations have remained open during the COVID-19 pandemic, management expects COVID-19 to continue to impact its sales and results of operations in the short-term as the pandemic subsides (see "Forward Looking Information" below).

In the SGK Brand Solutions segment, sales for the first nine months of fiscal 2021 were $538.9 million, compared to $513.5 million for the first nine months of fiscal 2020.  The increase primarily resulted from higher sales of purpose-built engineered products (primarily in support of the electric vehicle and energy storage industries) and higher brand sales in the Europe and Asia-Pacific markets. These increases were partially offset by lower retail-based sales (principally merchandising solutions and private label brand market sales), decreased brand sales in the U.S., and reduced sales of surfaces products in Europe, all of which were unfavorably impacted by COVID-19. Changes in foreign currency exchange rates had a favorable impact of $21.0 million on the segment's sales compared to the prior year. Memorialization segment sales for the first nine months of fiscal 2021 were $573.1 million, compared to $478.3 million for the first nine months of fiscal 2020. The increase in sales predominantly resulted from increased unit sales of caskets due to COVID-19. The segment also reported higher sales of bronze and granite memorial products, mausoleums, and cremation equipment. The increase in sales also reflected improved price realization and benefits from a recently completed acquisition of a small cemetery products business. Changes in foreign currency exchange rates had a favorable impact of $4.0 million on the segment's sales compared to the prior year. Industrial Technologies segment sales were $120.2 million for the first nine months of fiscal 2021, compared to $107.3 million for the first nine months of fiscal 2020. The sales increase primarily reflected higher sales of warehouse automation systems and increased product identification sales. Changes in foreign currency exchange rates had a favorable impact of $2.4 million on the segment's sales compared to the prior year.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

Gross profit for the nine months ended June 30, 2021 was $403.8 million, compared to $361.4 million for the same period a year ago.  Consolidated gross profit as a percent of sales was 32.8% and 32.9% for the first nine months of fiscal 2021 and fiscal 2020, respectively.  The increase in gross profit primarily reflected higher sales, benefits from the realization of productivity improvements and other cost-reduction initiatives, and improved margins for cylinders and engineered products within the SGK Brand Solutions segment. These improvements were partially offset by the impact of higher material and transportation costs, particularly in the Memorialization segment, and lower margins on U.K. based cremation and incineration projects. Gross profit also included acquisition integration costs and other charges primarily in connection with cost-reduction initiatives totaling $15.5 million and $6.6 million for the nine months ended June 30, 2021 and 2020, respectively.

Selling and administrative expenses for the nine months ended June 30, 2021 were $308.0 million, compared to $302.2 million for the first nine months of fiscal 2020.  Consolidated selling and administrative expenses, as a percent of sales, were 25.0% for the nine months ended June 30, 2021, compared to 27.5% for the same period last year.  The increase in selling and administrative expenses reflected higher performance-based compensation compared to fiscal 2020, partially offset by benefits from ongoing cost-reduction initiatives, and reduced travel and entertainment ("T&E") costs resulting from the pandemic. Selling and administrative expenses also included acquisition integration and related systems-integration costs, and other charges primarily in connection with cost-reduction initiatives totaling $13.0 million in fiscal 2021, compared to $25.6 million in fiscal 2020. Fiscal 2020 selling and administrative expenses also included an $11.2 million gain on the sale of an ownership interest in a Memorialization business and a $10.6 million charge for a legal matter involving a letter of credit for a customer in Saudi Arabia. Intangible amortization for the nine months ended June 30, 2021 was $61.2 million, compared to $53.6 million for the nine months ended June 30, 2020. The increase in intangible amortization reflected $10.1 million of incremental amortization resulting from a reduction in useful lives for certain customer relationships. Refer to Note 15, "Goodwill and Other Intangible Assets" in Item 1 - "Financial Statements" for further details. Intangible amortization also included accelerated amortization resulting from the fiscal 2019 reduction in useful lives for certain trade names that are being discontinued. Amortization for these trade names totaled $26.0 million and $28.1 million for the nine months ended June 30, 2021 and June 30, 2020, respectively. During the second quarter of fiscal 2020, the Company recorded a goodwill write-down totaling $90.4 million related to its two reporting units within the SGK Brand Solutions segment (Graphics Imaging and Cylinders, Surfaces and Engineered Products).

Adjusted EBITDA was $175.7 million for the nine months ended June 30, 2021 and $139.0 million for the nine months ended June 30, 2020. Adjusted EBITDA for the SGK Brand Solutions segment was $75.4 million for the first nine months of fiscal 2021 compared to $61.8 million for the same period a year ago. The increase in segment adjusted EBITDA primarily reflected the impact of higher sales, benefits from cost-reduction initiatives, reduced T&E costs resulting from COVID-19, and improved margins for cylinders and engineered products. Changes in foreign currency exchange rates had a favorable impact of $2.0 million on the segment's adjusted EBITDA compared to the prior year. These increases were partially offset by increased performance-based compensation compared to fiscal 2020. Memorialization segment adjusted EBITDA was $132.1 million for the first nine months of fiscal 2021 compared to $103.0 million for the first nine months of fiscal 2020. The increase in segment adjusted EBITDA primarily reflected the impact of higher sales, benefits from productivity initiatives, and lower T&E costs. These increases were partially offset by the impact of higher material and transportation costs, increased performance-based compensation compared to fiscal 2020, and lower margins on U.K. based cremation and incineration projects. Adjusted EBITDA for the Industrial Technologies segment was $15.2 million for the nine months ended June 30, 2021 and the nine months ended June 30, 2020. Industrial Technologies segment adjusted EBITDA primarily reflected the impact of higher warehouse automation and product identification sales, benefits from cost-reduction initiatives, and reduced T&E costs, which were offset by increased performance-based compensation expense and higher product development costs. Changes in foreign currency exchange rates had a favorable impact of $512,000 on the segment's adjusted EBITDA compared to the prior year.

Investment income was $3.0 million for the nine months ended June 30, 2021 and $1.4 million for the nine months ended June 30, 2020. Investment income for both periods primarily reflected changes in the value of investments (primarily marketable securities) held in trust for certain of the Company's benefit plans.  Interest expense for the first nine months of fiscal 2021 was $21.7 million, compared to $26.9 million for the same period last year.  The decrease in interest expense reflected a decrease in average borrowing levels and lower average interest rates in the current fiscal year.  Other income (deductions), net, for the nine months ended June 30, 2021 represented a decrease in pre-tax income of $6.8 million, compared to a decrease in pre-tax income of $7.4 million for the same period last year.  Other income (deductions), net includes the non-service components of pension and postretirement expense, which totaled $5.7 million and $6.7 million for the nine months ended June 30, 2021 and 2020, respectively. Other income (deductions), net also includes banking-related fees and the impact of currency gains and losses on certain intercompany debt and foreign denominated cash balances.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

Income tax provisions for the Company's interim periods are based on the effective income tax rate expected to be applicable for the full year. The Company's consolidated income taxes for the nine months ended June 30, 2021 were an expense of $2.6 million, compared to a benefit of $22.7 million for the first nine months of fiscal 2020. The difference between the Company’s consolidated income taxes for the first nine months of fiscal 2021 compared to the same period for fiscal 2020 primarily resulted from consolidated pre-tax income in fiscal 2021 compared to a pre-tax loss in fiscal 2020. Additionally, fiscal 2021 included discrete tax expenses related to foreign operating losses, discrete tax benefits related to the resolution of uncertain tax liabilities, a net operating loss (“NOL”) carryback to tax years where the U.S. federal statutory rate was 35%, and additional foreign tax credits. Fiscal 2020 included discrete tax benefits resulting from the closure of several tax audits. The Company’s fiscal 2021 nine-month effective tax rate varied from the U.S. statutory tax rate of 21.0% primarily due to discrete tax expenses related to foreign operating losses, discrete tax benefits related to the resolution of uncertain tax liabilities, a NOL carryback to tax years where the U.S. federal statutory rate was 35%, and additional foreign tax credits. Additionally, state taxes, foreign statutory rate differentials, and tax credits all affected the fiscal 2021 effective tax rate. The Company’s fiscal 2020 nine-month effective tax rate varied from the U.S. statutory tax rate of 21.0% primarily due to state taxes, foreign statutory rate differentials, tax credits, the goodwill write-down, the expected NOL carryback, and discrete tax benefits recognized in fiscal 2020.

Net losses attributable to noncontrolling interests were $60,000 for the nine months ended June 30, 2021 and $491,000 for the nine months ended June 30, 2020.  The net losses attributable to noncontrolling interests primarily reflected losses in less than wholly-owned businesses.

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

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

The reconciliation of net income to adjusted EBITDA is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
	(Dollar amounts in thousands)
Net income (loss)	$3,366	$1,849	$6,526	$(95,052)
Income tax (benefit) provision	(2,325)	(6,209)	2,627	(22,672)
Income (loss) before income taxes	1,041	(4,360)	9,153	(117,724)
Net (income) loss attributable to noncontrolling interests	(11)	420	60	491
Interest expense	6,748	8,082	21,709	26,935
Depreciation and amortization *	35,389	30,168	97,919	88,418
Acquisition related items (1)**	398	355	38	2,576
ERP integration costs (2)**	118	745	477	2,160
Strategic initiatives and other charges: (3)**
Workforce reductions and related costs	1,826	776	10,644	4,425
Other cost-reduction initiatives	4,871	4,743	12,339	20,951
Gain on sale of ownership interest in a subsidiary (4)	—	(11,208)	—	(11,208)
Legal matter reserve (5)	—	10,566	—	10,566
Non-recurring / incremental COVID-19 costs (6)	1,993	1,871	4,689	2,534
Goodwill write-down (7)	—	—	—	90,408
Joint Venture depreciation, amortization, interest expense and other charges (8)	—	2,473	—	4,732
Stock-based compensation	5,713	2,539	12,960	7,078
Non-service pension and postretirement expense (9)	1,929	2,227	5,730	6,682
Total Adjusted EBITDA	$60,015	$49,397	$175,718	$139,024

(1) Includes certain non-recurring items associated with recent acquisition activities.
(2) Represents costs associated with global ERP system integration efforts.
(3) Includes certain non-recurring costs associated with productivity and cost-reduction initiatives intended to result in improved operating performance, profitability and working capital levels.
(4) Represents a gain on the sale of an ownership interest in a subsidiary within the Memorialization segment.
(5) Represents a reserve established for a legal matter involving a letter of credit for a customer in Saudi Arabia within the Memorialization segment.
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

(9) Non-service pension and postretirement expense includes interest cost, expected return on plan assets, amortization of actuarial gains and losses, and curtailment gains and losses. These benefit cost components are excluded from adjusted EBITDA since they are primarily influenced by external market conditions that impact investment returns and interest (discount) rates. Curtailment gains and losses are excluded from adjusted EBITDA since they generally result from certain non-recurring events, such as plan amendments to modify future benefits. The service cost and prior service cost components of pension and postretirement expense are included in the calculation of adjusted EBITDA, since they are considered to be a better reflection of the ongoing service-related costs of providing these benefits. Please note that GAAP pension and postretirement expense or the adjustment above are not necessarily indicative of the current or future cash flow requirements related to these employee benefit plans.

* Depreciation and amortization was $26.8 million and $21.8 million for the SGK Brand Solutions segment, $5.8 million and $5.5 million for the Memorialization segment, $1.4 million and $1.5 million for the Industrial Technologies segment, and $1.3 million and $1.3 million for Corporate and Non-Operating, for the three months ended June 30, 2021 and 2020, respectively. Depreciation and amortization was $72.7 million and $65.3 million for the SGK Brand Solutions segment, $17.0 million and $15.0 million for the Memorialization segment, $4.2 million and $4.3 million for the Industrial Technologies segment, and $4.0 million and $3.8 million for Corporate and Non-Operating, for the nine months ended June 30, 2021 and 2020, respectively.
** Acquisition costs, ERP integration costs, and strategic initiatives and other charges were $3.8 million and $1.8 million for the SGK Brand Solutions segment, income of $484,000 and charges of $697,000 for the Memorialization segment, and charges of $2.9 million and $4.1 million for Corporate and Non-Operating, for the three months ended June 30, 2021 and 2020, respectively. Acquisition costs, ERP integration costs, and strategic initiatives and other charges were $14.1 million and $9.1 million for the SGK Brand Solutions segment, $1.3 million and $1.8 million for the Memorialization segment, and $8.1 million and $19.0 million for Corporate and Non-Operating, for the nine months ended June 30, 2021 and 2020, respectively. Acquisition costs, ERP integration costs, and strategic initiatives and other charges were $268,000 for the Industrial Technologies segment, for the nine months ended June 30, 2020.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

LIQUIDITY AND CAPITAL RESOURCES:

Net cash provided by operating activities was $106.9 million for the first nine months of fiscal 2021, compared to $123.6 million for the first nine months of fiscal 2020.  Operating cash flow for both periods principally included net income (loss) adjusted for deferred taxes, depreciation and amortization, stock-based compensation expense, net gains (losses) related to investments, non-cash pension expense, other non-cash adjustments, and changes in working capital items. Fiscal 2021 operating cash flow also reflected a $15.0 million discretionary contribution to fund the Company's principal retirement plan. Net changes in working capital items decreased operating cash flow by $7.5 million in fiscal 2021, and contributed $41.7 million to operating cash flow in fiscal 2020. The fiscal 2021 change in working capital reflected payments of certain payroll tax amounts that were deferred due to COVID-19, an increase in inventory due to higher material costs, and delayed refunds of federal taxes.

Cash used in investing activities was $22.9 million for the nine months ended June 30, 2021, compared to cash provided by investing activities of $7.4 million for the nine months ended June 30, 2020.  Investing activities for the first nine months of fiscal 2021 reflected capital expenditures of $24.5 million, acquisitions payments (net of cash acquired and holdback amounts) totaling $15.6 million, proceeds from the sale of investments of $15.0 million, and proceeds from the sale of assets of $2.2 million.  Investing activities for the first nine months of fiscal 2020 primarily reflected capital expenditures of $25.5 million, proceeds of $42.2 million from the sale of an ownership interest in a Memorialization business, and investments and advances of $9.7 million.

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

Cash used in financing activities for the nine months ended June 30, 2021 was $79.8 million, primarily reflecting repayments, net of proceeds, on long-term debt of $49.0 million, treasury stock purchases of $6.1 million, dividends of $20.9 million to the Company's shareholders, and $1.6 million of holdback and deferred payments related to acquisitions from prior years. Cash used in financing activities for the nine months ended June 30, 2020 was $123.1 million, primarily reflecting repayments, net of proceeds, on long-term debt of $92.1 million, treasury stock purchases of $2.4 million, dividends of $19.8 million to the Company's shareholders, $4.7 million of holdback and contingent consideration payments related to acquisitions from prior years, and payment of deferred financing fees of $2.0 million.

The Company has a domestic credit facility with a syndicate of financial institutions that includes a $750.0 million senior secured revolving credit facility, which matures in March 2025, and a $35.0 million senior secured amortizing term loan. The senior secured amortizing term loan was paid in full in March 2021. A portion of the revolving credit facility (not to exceed $350.0 million) can be drawn in foreign currencies. Borrowings under the revolving credit facility bear interest at LIBOR (Euro LIBOR for balances drawn in Euros) plus a factor ranging from 0.75% to 2.00% (1.00% at June 30, 2021) based on the Company's secured leverage ratio.  The secured leverage ratio is defined as net secured indebtedness divided by EBITDA (earnings before interest, income taxes, depreciation and amortization) as defined within the domestic credit facility agreement. The Company is required to pay an annual commitment fee ranging from 0.15% to 0.30% (based on the Company's leverage ratio) of the unused portion of the revolving credit facility. The Company incurred debt issuance costs in connection with the domestic credit facility. Unamortized costs were $2.4 million and $2.7 million at June 30, 2021 and September 30, 2020, respectively.

The domestic credit facility requires the Company to maintain certain leverage and interest coverage ratios. A portion of the facility (not to exceed $35.0 million) is available for the issuance of trade and standby letters of credit. Outstanding U.S. dollar denominated borrowings on the revolving credit facility at June 30, 2021 and September 30, 2020 were $259.2 million and $257.4 million, respectively. Outstanding Euro denominated borrowings on the revolving credit facility at June 30, 2021 and September 30, 2020 were €97.0 million ($115.2 million) and €117.0 million ($137.2 million), respectively. There were no outstanding borrowings on the term loan as of June 30, 2021. Outstanding borrowings on the term loan at September 30, 2020 were $22.4 million. The weighted-average interest rate on outstanding borrowings for the domestic credit facility (including the effects of interest rate swaps and Euro denominated borrowings) at June 30, 2021 and 2020 was 1.94% and 2.44%, respectively.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

The Company has $300.0 million of 5.25% senior unsecured notes due December 1, 2025 (the "2025 Senior Notes"). The 2025 Senior Notes bear interest at a rate of 5.25% per annum with interest payable semi-annually in arrears on June 1 and December 1 of each year. The Company's obligations under the 2025 Senior Notes are guaranteed by certain of the Company's direct and indirect wholly-owned domestic subsidiaries. The Company is subject to certain covenants and other restrictions in connection with the 2025 Senior Notes. The Company incurred direct financing fees and costs in connection with the 2025 Senior Notes. Unamortized costs were $2.3 million and $2.7 million at June 30, 2021 and September 30, 2020, respectively.

The Company has a $115.0 million accounts receivable securitization facility (the "Securitization Facility") with certain financial institutions which matures in March 2022 and the Company intends to extend this facility. Under the Securitization Facility, the Company and certain of its domestic subsidiaries sell, on a continuous basis without recourse, their trade receivables to Matthews Receivables Funding Corporation, LLC (“Matthews RFC”), a wholly-owned bankruptcy-remote subsidiary of the Company. Matthews RFC in turn assigns a collateral interest in these receivables to certain financial institutions, and then may borrow funds under the Securitization Facility. The Securitization Facility does not qualify for sale treatment. Accordingly, the trade receivables and related debt obligations remain on the Company's Consolidated Balance Sheet. Borrowings under the Securitization Facility bear interest at LIBOR plus 0.75%. The Company is required to pay an annual commitment fee ranging from 0.25% to 0.35% of the unused portion of the Securitization Facility. Outstanding borrowings under the Securitization Facility at June 30, 2021 and September 30, 2020 were $90.7 million and $67.7 million, respectively. At June 30, 2021 and 2020, the interest rate on borrowings under this facility was 0.85% and 0.91% respectively.

The following table presents information related to interest rate contracts entered into by the Company and designated as cash flow hedges (dollar amounts in thousands):

	June 30, 2021	September 30, 2020
Pay fixed swaps - notional amount	$250,000	$312,500
Net unrealized loss	$(2,982)	$(7,792)
Weighted-average maturity period (years)	2.5	2.6
Weighted-average received rate	0.10%	0.15%
Weighted-average pay rate	1.34%	1.34%

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

The fair value of the interest rate swaps reflected an unrealized loss of $3.0 million ($2.3 million after tax) at June 30, 2021 and an unrealized loss of $7.8 million ($5.9 million after tax) at September 30, 2020 that is included in shareholders' equity as part of accumulated other comprehensive income (loss) ("AOCI").  Assuming market rates remain constant with the rates at June 30, 2021, a loss (net of tax) of approximately $1.8 million included in AOCI is expected to be recognized in earnings over the next twelve months.

The Company, through certain of its European subsidiaries, has a credit facility with a European bank, which is guaranteed by Matthews. The maximum amount of borrowing available under this facility is €25.0 million ($29.7 million), which includes €8.0 million ($9.5 million) for bank guarantees.  The credit facility matures in December 2021 and the Company intends to continue to extend this facility. Outstanding borrowings under the credit facility totaled €6.6 million ($7.8 million) and €18.9 million ($22.2 million) at June 30, 2021 and September 30, 2020, respectively. The weighted-average interest rate on outstanding borrowings under this facility at June 30, 2021 and 2020 was 2.25% and 1.25%, respectively.

The Company uses certain foreign currency debt instruments as net investment hedges of foreign operations. Currency losses of $6.0 million (net of income taxes of $1.9 million) and currency losses of $4.4 million (net of income taxes of $1.4 million), which represent effective hedges of net investments, were reported as a component of AOCI within currency translation adjustment at June 30, 2021 and September 30, 2020, respectively.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

The Company has a stock repurchase program.  The Company's Board of Directors had authorized the repurchase of a total of 5,000,000 shares of Matthews' common stock under the program, of which 324,861 shares remained available for repurchase as of June 30, 2021.  On July 28, 2021, the Company's Board of Directors authorized an additional 2,500,000 shares for repurchase under the program. The buy-back program is designed to increase shareholder value, enlarge the Company's holdings of its common stock, and add to earnings per share.  Repurchased shares may be retained in treasury, utilized for acquisitions, or reissued to employees or other purchasers, subject to the restrictions set forth in the Company's Restated Articles of Incorporation.

Consolidated working capital of the Company was $291.3 million at June 30, 2021, compared to $258.7 million at September 30, 2020.  Cash and cash equivalents were $46.2 million at June 30, 2021, compared to $41.3 million at September 30, 2020.  The Company's current ratio was 1.9 at June 30, 2021 and 1.8 at September 30, 2020.

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

ACQUISITIONS:

Refer to Note 14, "Acquisitions" in Item 1 - "Financial Statements" for further details on the Company's acquisitions.

FORWARD-LOOKING INFORMATION:

The Company's current strategy to attain annual operating growth primarily consists of the following: internal growth - which includes organic growth, cost structure and productivity improvements, new product development and the expansion into new markets with existing products - and acquisitions and related integration activities to achieve strategic and synergy benefits.

The significant factors (excluding acquisitions) influencing sales growth in the SGK Brand Solutions segment are global economic conditions, brand innovation, the level of marketing spending by the Company's clients, and government regulation. Due to the global footprint of this segment, currency fluctuations can also be a significant factor. For the Memorialization segment, sales growth will be influenced by North America death rates, and the impact of the increasing trend toward cremation on the segment's product offerings, including caskets, cemetery memorial products and cremation-related products. For the Industrial Technologies segment, sales growth drivers include economic/industrial market conditions, new product development, and the e-commerce trend.

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

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

Considerable judgment is necessary to assess and predict the potential financial impacts of COVID-19 on the Company’s future operating results. Management expects that each of its business segments will experience some level of impacts in the short-term, potentially due to customer business disruptions, supply chain disruptions, facilities shut-downs, changing global economic conditions, and customer project delays. Additionally, recent increases in the cost of certain raw materials and other inflationary impacts are expected to impact the Company's results for the near future. The Company expects to partially mitigate these cost increases through price realization and the cost-reduction initiatives discussed above. Longer-term financial impacts will depend on global economic conditions eventually resulting from COVID-19.

CRITICAL ACCOUNTING POLICIES:

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

LONG-TERM CONTRACTUAL OBLIGATIONS AND COMMITMENTS:

The following table summarizes the Company's contractual obligations at June 30, 2021, and the effect such obligations are expected to have on its liquidity and cash flows in future periods.

	Payments due in fiscal year:
	Total	2021 Remainder	2022 (1) to 2023	2024 to 2025	After 2025
Contractual Cash Obligations:	(Dollar amounts in thousands)
Revolving credit facilities	$382,253	$—	$7,786	$374,467	$—
Securitization Facility	90,710	—	90,710	—	—
2025 Senior Notes	368,536	—	31,500	31,500	305,536
Finance lease obligations (2)	11,024	1,232	5,967	1,780	2,045
Non-cancelable operating leases (2)	89,820	7,096	45,950	24,926	11,848
Other	20,609	984	11,459	2,132	6,034
Total contractual cash obligations	$962,952	$9,312	$193,372	$434,805	$325,463
(1) The Company maintains certain debt facilities with maturity dates of twelve months or less that it intends and has the ability to extend beyond twelve months totaling $98.5 million. These balances have been classified as non-current on the Company's Consolidated Balance Sheet.
(2) Lease obligations have not been discounted to their present value.

A significant portion of the loans included in the table above bear interest at variable rates.  At June 30, 2021, the weighted-average interest rate was 1.94% on the Company's domestic credit facility, 0.85% on the Company's Securitization Facility and 2.25% on the credit facility through the Company's European subsidiaries.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

Benefit payments under the Company's principal retirement plan are made from plan assets, while benefit payments under the supplemental retirement plan and postretirement benefit plan are funded from the Company's operating cash. During the nine months ended June 30, 2021 contributions of $15.0 million, $607,000 and $436,000 were made under the principal retirement plan, supplemental retirement plan and postretirement plan, respectively. Under IRS regulations, no further contributions are required to be made to the Company's principal retirement plan during fiscal 2021. The Company currently anticipates contributing an additional $298,000 and $395,000 under the supplemental retirement plan and postretirement plan, respectively, for the remainder of fiscal 2021.

During the third quarter of fiscal 2021, the Compensation Committee of the Company's Board of Directors approved a resolution to freeze all future benefit accruals for all participants in the Company’s supplemental retirement plan and the defined benefit portion of the officers retirement restoration plan, effective April 30, 2021. Consequently, participants in these plans will no longer earn additional benefits after April 30, 2021.

Unrecognized tax benefits are positions taken, or expected to be taken, on an income tax return that may result in additional payments to tax authorities.  If a tax authority agrees with the tax position taken, or expected to be taken, or the applicable statute of limitations expires, then additional payments will not be necessary.  As of June 30, 2021, the Company had unrecognized tax benefits, excluding penalties and interest, of approximately $8.1 million.  The timing of potential future payments related to the unrecognized tax benefits is not presently determinable. The Company believes that its current liquidity sources, combined with its operating cash flow and borrowing capacity, will be sufficient to meet its capital needs for the foreseeable future.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

Refer to Note 2, "Basis of Presentation" in Item 1 - "Financial Statements," for further details on recently issued accounting pronouncements.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company’s market risk during the three and nine months ended June 30, 2021. For additional information see Item 7A - "Quantitative and Qualitative Disclosures About Market Risk" in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2020.

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

Management, under the supervision and with the participation of our Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures in effect as of June 30, 2021. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2021, the Company's disclosure controls and procedures were effective to provide reasonable assurance that material information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, and that such information is recorded, summarized and properly reported within the appropriate time period, relating to the Company and its consolidated subsidiaries, required to be included in the Exchange Act reports, including this Quarterly Report on Form 10-Q.
There have been no changes in the Company's internal controls over financial reporting that occurred during the fiscal quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchase Plan

The Company has a stock repurchase program.  The buy-back program is designed to increase shareholder value, enlarge the Company's holdings of its common stock, and add to earnings per share.  Repurchased shares may be retained in treasury, utilized for acquisitions, or reissued to employees or other purchasers, subject to the restrictions of the Company's Restated Articles of Incorporation.  The Company's Board of Directors had authorized the repurchase of a total of 5,000,000 shares of Matthews' common stock under the program, of which 324,861 shares remained available for repurchase as of June 30, 2021. On July 28, 2021, the Company's Board of Directors authorized an additional 2,500,000 shares for repurchase under the program.

The following table shows the monthly fiscal 2021 stock repurchase activity:

Period	Total number of shares purchased	Weighted-average price paid per share	Total number of shares purchased as part of a publicly announced plan	Maximum number of shares that may yet be purchased under the plan
October 2020	40,000	$22.25	40,000	498,736
November 2020	34,789	25.82	34,789	463,947
December 2020	87,502	27.99	87,502	376,445
January 2021	—	—	—	376,445
February 2021	—	—	—	376,445
March 2021	6,000	41.36	6,000	370,445
April 2021	—	—	—	370,445
May 2021	—	—	—	370,445
June 2021	45,584	36.53	45,584	324,861
Total	213,875	$28.76	213,875

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

MATTHEWS INTERNATIONAL CORPORATION
(Registrant)

Date:	July 30, 2021	By: /s/ Joseph C. Bartolacci
Joseph C. Bartolacci, President
and Chief Executive Officer

Date:	July 30, 2021	By: /s/ Steven F. Nicola
Steven F. Nicola, Chief Financial Officer
and Secretary