Form 10-K
period 2021-09-30
MATTHEWS INTERNATIONAL CORP
filed 2021-11-19
CIK 63296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
__________________________________________________________________________________________________________________________
FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended September 30, 2021
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
 Yes ☐                No ☒
The aggregate market value of the Class A Common Stock held by non-affiliates of the registrant, based upon the closing sale price of the Class A Common Stock on the Nasdaq Global Select Market on March 31, 2021, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $1.2 billion.
As of October 31, 2021, shares of common stock outstanding were: Class A Common Stock 31,470,112 shares.
Documents incorporated by reference: Specified portions of the Proxy Statement for the 2022 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

PART I

CAUTIONARY STATEMENTS REGARDING FORWARD LOOKING STATEMENTS AND NON-GAAP FINANCIAL MEASURES:

Any forward-looking statements contained in this Annual Report on Form 10-K (including, but not limited to, those contained in Item 1, "Business," Item 1A, "Risk Factors" and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations") are included in this report pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements involve known and unknown risks and uncertainties that may cause the actual results of Matthews International Corporation ("Matthews" or the "Company") in future periods to be materially different from management's expectations.  Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove correct.  In addition to the risk factors previously disclosed and those discussed elsewhere in this Annual Report on Form 10-K, factors that could cause the Company's results to differ materially from the results discussed in such forward-looking statements principally include changes in domestic or international economic conditions, changes in foreign currency exchange rates, changes in the cost of materials used in the manufacture of the Company's products, changes in mortality and cremation rates, changes in product demand or pricing as a result of consolidation in the industries in which the Company operates or other factors such as supply chain disruptions, labor shortages or labor cost increases, changes in product demand or pricing as a result of domestic or international competitive pressures, ability to achieve cost-reduction objectives, unknown risks in connection with the Company's acquisitions, cybersecurity concerns, effectiveness of the Company's internal controls, compliance with domestic and foreign laws and regulations, technological factors beyond the Company's control, impact of pandemics or similar outbreaks or other disruptions to our industries, customers or supply chains, and other factors described in Item 1A, "Risk Factors" in this Form 10-K.  In addition, although the Company does not have any customers that would be considered individually significant to consolidated sales, changes in the distribution of the Company's products or the potential loss of one or more of the Company's larger customers are also considered risk factors. Matthews cautions that the foregoing list of important factors is not all inclusive. Readers are also cautioned not to place undue reliance on any forward looking statements, which reflect management's analysis only as of the date of this report, even if subsequently made available by Matthews on its website or otherwise. Matthews does not undertake to update any forward looking statement, whether written or oral, that may be made from time to time by or on behalf of Matthews to reflect events or circumstances occurring after the date of this report. Matthews posts important information on its investor relations website, available at matw.com/investors. The Company's shareholders are encouraged to review the contents of such website. Notwithstanding the foregoing, the contents of such website are not incorporated into this Annual Report on Form 10-K.

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

ITEM 1.  BUSINESS.

Matthews, founded in 1850 and incorporated in Pennsylvania in 1902, is a global provider of brand solutions, memorialization products and industrial technologies.  Brand solutions consists of brand management, pre-media services, printing plates and cylinders, engineered products (including energy solutions), imaging services, digital asset management, merchandising display systems, and marketing and design services primarily for the consumer goods and retail industries. Memorialization products consist primarily of bronze and granite memorials and other memorialization products, caskets, and cremation and incineration equipment primarily for the cemetery and funeral home industries. Industrial technologies include marking and coding equipment and consumables, industrial automation products and order fulfillment systems for identifying, tracking, picking and conveying consumer and industrial products.

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

	Years Ended September 30,
	2021	2020	2019
Sales to external customers:	(Dollar amounts in thousands)
SGK Brand Solutions	$726,895	$693,093	$743,869
Memorialization	769,016	656,035	636,892
Industrial Technologies	175,119	149,178	156,515
Consolidated Sales	$1,671,030	$1,498,306	$1,537,276

Effective in the first quarter of fiscal 2022, the Company transferred its surfaces and engineered products businesses from the SGK Brand Solutions segment to the Industrial Technologies segment. This business segment change is consistent with internal management structure and reporting changes effective for fiscal 2022.

In fiscal 2021, approximately 68% of the Company's sales were made from North America, 27% were made from Europe, 3% were made from Asia, and 2% were made from other regions. For further information on segments, see Note 19, "Segment Information" in Item 8 - "Financial Statements and Supplementary Data." Products and services of the SGK Brand Solutions segment are sold throughout the world, with principal locations in North America, Europe and Asia.  Memorialization segment products are sold throughout the world, with the segment's principal operations located in North America, Europe, and Australia.  The Industrial Technologies segment sells equipment and consumables directly to industrial consumers and distributors in North America and internationally through the Company's subsidiaries in Sweden, Germany and China, and other foreign distributors.  Matthews owns a minority interest in Industrial Technologies product distributors in Asia, Australia and Europe.

SGK Brand Solutions:

The SGK Brand Solutions segment provides packaging and brand experience solutions that simplifies marketing, amplifies brands and delivers value. Matthews has more than 100 years in the packaging business, which is comprised of broad technical, engineering, and artistic expertise relating to the creation and production of graphics, their workflows and best practices for the commercial packaging channel. This combination of knowledge, experience and skill helps the SGK Brand Solutions segment differentiate itself from competitors. The expertise in the rotary processing of web-based materials has also allowed expansion into engineered purpose-built machines for new applications for energy storage solutions, primarily to support the electric vehicle market.

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

The packaging solutions part of its business integrates all packaging-related services from the beginning to the end of the packaging development workflow process. Clients may purchase stand-alone services or a combination of services that are designed to fulfill larger, more strategic objectives. These services include design and adaptive packaging design, production art, photography, retouching, eCommerce assets, premedia, print technical services, cylinder production and surfaces engineering, workflow efficiency consulting, change management and technology workflow solutions. Historically a print media-based business, the business leverages their 100+ years of packaging expertise to create packaging assets required for the eCommerce channel. What was once a single medium (package on shelf) requiring a finite set of graphic assets for printing, has evolved into a multi-medium, requiring an almost infinite array of digital assets across an ever-expanding digital channel universe.

ITEM 1.        BUSINESS, (continued)

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

The SGK Brand Solutions segment’s principal clients are global, multinational and regional companies in highly regulated industries such as food and beverage, pharmaceutical and healthcare, beauty and cosmetics, and alcohol and tobacco. The segment also serves clients in a diverse range of sectors that includes leaders in home improvement, personal care, technology and electronics, snack food and confections, telecommunications, and apparel, as well as a diverse range of shopping formats that include big-box stores, department stores, specialty stores, grocery stores, pharmacy chains and online retailers. These large, well-known companies represent a variety of brands across the marketplace covering both national and private label brands with numerous packaging and marketing requirements.

The segment is also a leading international supplier of pre-press, rotogravure and embossing tooling, with principal clients representing brand manufacturers, printers and converters. The segment produces engineered products, which primarily represents purpose-built machines for energy storage solutions to support the electric vehicle market, including production solutions for lithium-ion battery electrodes and hydrogen fuel cell components.

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

The segment competes in an industry that is constantly challenged by emerging technologies that impact packaging and marketing. These challenges can create new opportunities for the segment to create, produce and manage large volumes of brand content. They also provide the segment with opportunities to advise its clients on how to plan for, manage and execute the digital transformation of their packaging and marketing operations. Increasingly, with the growing awareness and commitment by its clients to environmental sustainability, the SGK Brand Solutions segment is providing solutions that enable its clients to advance their own sustainability initiatives.

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

ITEM 1.        BUSINESS, (continued)

Memorial products include flush bronze and granite memorials, upright granite memorials and monuments, cremation memorialization products, granite benches, flower vases, crypt plates and letters, cremation urns, niche units, cemetery features and statues, along with other related products and services. Flush memorials are bronze plaques or granite memorials that contain personal information about a deceased individual (such as name, birth date and death date), photos and emblems.  Flush bronze and granite memorials are even or "flush" with the ground and therefore are preferred by many cemeteries for easier lawn mowing and general maintenance.  The segment's memorial products also include community and family mausoleums within North America.  The segment's other memorial products include bronze plaques, letters, emblems, vases, lights and photo ceramics that can be affixed to granite monuments, mausoleums, crypts and flush memorials.  Principal customers for memorial products are cemeteries and memorial parks, which in turn sell the Company's products to the consumer.

The Memorialization segment manufactures a full line of other products, including urns in a variety of sizes, styles and shapes as well as standard and custom designed granite cremation pedestals and benches.  Manufactured bronze and granite niche units are comprised of numerous compartments used to display cremation urns in mausoleums and churches.  The Company also markets turnkey cremation gardens that include design and all related products for a cremation memorial garden.

Customers of the Memorialization segment can purchase memorials and vases on a "pre-need" basis.  This concept permits families to arrange for these purchases in advance of their actual need.  Upon request, the Company will manufacture the memorial to the customer's specifications (e.g., name and birth date) and place it in storage for future delivery.  Memorials in storage have been paid in full with title conveyed to each pre-need purchaser.

The segment is a leading manufacturer and distributor of caskets and other funeral home products in North America, producing and marketing metal, wood and cremation caskets. Caskets are offered in a variety of colors, interior designs, handles and trim in order to accommodate specific religious, ethnic or other personal preferences and can also be personalized. Other specialized funeral home products such as urns, jewelry, interior panels, and stationery are also offered.

Metal caskets are made from various gauges of cold-rolled steel, stainless steel, copper and bronze. Metal caskets are generally categorized by whether the casket is non-gasketed or gasketed, and by material (i.e., bronze, copper, or steel) and in the case of steel, by the gauge (thickness) of the metal. Wood caskets are primarily manufactured from nine different species of wood. The species of wood used are poplar, pine, ash, oak, pecan, maple, cherry, walnut and mahogany. The Memorialization segment is a leading manufacturer of all-wood constructed caskets, which are manufactured using pegged and dowelled construction, and include no metal parts. Cremation caskets are made primarily from wood or cardboard covered with cloth or veneer. These caskets appeal primarily to cremation consumers, environmentally concerned consumers and value buyers.

The Memorialization segment produces casket components, which include stamped metal parts, metal locking mechanisms for gasketed metal caskets and adjustable beds. Metal casket parts are produced by stamping cold-rolled steel, stainless steel, copper and bronze sheets into casket component parts. Locking mechanisms and adjustable beds are produced by stamping and assembling a variety of steel parts. The segment purchases various species of uncured wood from sawmills and lumber distributors, which it dries and cures before being processed into casket components.

The segment provides product and service assortment planning, as well as merchandising and display products to funeral service businesses. The Memorialization segment develops and sells technology solutions that help funeral homes manage their businesses and serve families through these digital platforms. Solutions are delivered as software as a service and include funeral home management systems and web-based arrangement and presentation systems. These products assist funeral service professionals in providing information, value and satisfaction to their client families.

The segment offers cremation systems, crematory management, and cremation service and supplies to the pet and human sector, and standard and specialized incineration systems, including abated filtration systems to satisfy strict environmental requirements.  The primary market areas for these products and services are North America and Europe, although the segment also sells into Latin America and the Caribbean, Australia, Africa, the Middle East and Asia.

ITEM 1.        BUSINESS, (continued)

Cremation systems include flame-based systems for cremation of humans and pets, as well as equipment for processing the cremated remains and other related equipment (ventilated workstations, loading systems, tables, cooler racks, vacuums).  The principal markets for these products are funeral homes, cemeteries, crematories, pet crematories, animal disposers and veterinarians. These products primarily are marketed directly by segment personnel.  Human crematory management/operations represent the actual operation and management of client-owned crematories.  Currently the segment provides these services primarily to municipalities and private operators in the United States and Europe.  Cremation service and supplies consist of operator training, preventative maintenance and on-demand service work performed on various makes and models of equipment. This work can be as simple as replacing defective bulbs or as complex as complete reconstruction and upgrading or retrofitting on site. Supplies are consumable items and replacement parts associated with normal crematory operations.

Waste incineration systems encompass both batch load and continuous feed, static, stepped-hearth and rotary systems for incineration of all waste types, as well as equipment for in-loading waste, out-loading ash and energy recovery. The principal markets for these products are animal and medical waste disposal, oil and gas "work camp" wastes, industrial wastes and bio-mass generators, as well as destruction of low-volume, high-value waste types such as contraband and pharmaceutical products.  Environmental and energy systems include emissions filtration units, waste heat recovery equipment, waste gas treatment products, as well as energy recovery. The segment also provides commissioning, training and user support for customers of incineration systems.  The principal markets are municipalities or public/state agencies, the cremation industry and other industries that utilize incinerators for waste reduction and energy production.

Architectural products include cast bronze and aluminum plaques, etchings and letters that are used to recognize, commemorate and identify people, places, events and accomplishments.  The Company's plaques are frequently used to identify the name of a building, or the names of companies or individuals located within a building.  Such products are also used to commemorate events or accomplishments, such as military service or financial donations.  The principal markets for the segment's architectural products are corporations, fraternal organizations, contractors, churches, hospitals, schools and government agencies.  These products are sold to and distributed through a network of independent dealers including sign suppliers, awards and recognition companies, and trophy dealers.

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

Competition from other manufacturers of memorial products is based on reputation, product quality, delivery, price, and design availability. The Company believes that its superior quality, broad product lines, innovative designs, delivery capability, customer responsiveness, experienced personnel and consumer-oriented merchandising systems are competitive advantages in its markets.  Competition in the mausoleum construction industry includes various construction companies throughout North America and is based on design, quality and price.  Competitors in the architectural market are numerous and include companies that manufacture cast and painted signs, plastic materials, sand-blasted wood and other fabricated products.

The Memorialization segment markets its casket products in the United States through a combination of Company-owned and independent casket distribution facilities.  The Company operates approximately 100 distribution centers in the United States.  Approximately 85% of the segment's casket products are currently sold through Company-owned distribution centers.  The casket business is highly competitive and the Company competes with other manufacturers based on product quality, price, service, design availability and breadth of product line.  The Memorialization segment provides a line of casket products that it believes is as comprehensive as any of its major competitors.  There are a large number of casket industry participants operating in North America, and a few foreign casket manufacturers, primarily from China, participating in the North American market.

The Company competes with several manufacturers in the cremation and accessory equipment market principally based on product design, quality and price.  The Memorialization segment and its three largest global competitors account for a substantial portion of the United States and European cremation equipment market.

ITEM 1.        BUSINESS, (continued)

The Memorialization segment works to provide a total solution to customers that own and operate businesses in both the cemetery and funeral home markets. The Company's memorial and casket products serve the relatively stable casketed and in-ground burial death market, while its memorial products and cremation and incineration equipment also serve the growing cremation market.

Industrial Technologies:

The Industrial Technologies segment designs, manufactures and distributes a wide range of marking and coding equipment and consumables, industrial automation solutions and warehouse automation systems.  Manufacturers, suppliers and distributors worldwide rely on Matthews' integrated systems to identify, track and pick their products.

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

Warehouse automation systems complement the tracking and distribution of a customer's products with automated order fulfillment technologies, and controls for material handling systems.  Material handling customers include some of the largest retail, eCommerce and automated assembly companies in the United States.  The Company also engineers innovative, custom solutions to address specific customer requirements in a variety of industries, including oil field services and security scanning.

A significant portion of the revenue of the Industrial Technologies segment is attributable to the sale of consumables and replacement parts required by the marking, coding and tracking products sold by Matthews.  The Company develops inks exclusively for the use with its marking equipment, which is critical to ensure ongoing equipment reliability and mark quality.

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

A portion of this segment's sales are outside the United States, with distribution sourced through the Company's subsidiaries in Sweden, Germany, Malaysia and China in addition to other international distributors.  The Company owns a minority interest in distributors in Asia, Australia and Europe.

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

PATENTS, TRADEMARKS AND LICENSES:

The Company holds a number of trademarks and in excess of 100 domestic and foreign patents for its products and related technologies.  In addition, the Company maintains numerous trade secrets that further comprise its portfolio of intellectual property assets. However, the Company believes the loss of any individual or a significant number of patents or trademarks would not have a material impact on consolidated operations or revenues.

ITEM 1.        BUSINESS, (continued)

HUMAN CAPITAL RESOURCES:

Introduction:

The Company’s culture of Inspired Possibilities empowers global teams to think creatively to inspire change that favorably impacts outcomes for the Company's customers, clients, and one another. Matthews’ human resource strategies align with the business strategies to enable and optimize internal talent to achieve business and financial performance. At every stage of the employee lifecycle, the Company’s people programs are rooted in a set of organizational competencies and capabilities, aligned with the Company's core values, that collectively build talent, enhance employee engagement, sustain retention, inspire innovation and drive results.

Workforce Composition:

As of October 31, 2021, the Company and its majority-owned subsidiaries employed approximately 11,000 people globally in more than 250 locations, 26 countries and 6 continents around the world. Its diverse team of talented employees possess a vast array of skills including creative design, photography, engineering, manufacturing, research and development, plant operations, production, logistics and corporate functional services, including legal, information technology, human resources and finance. Many of Matthews’ employees have highly specialized skills and subject-matter expertise in their respective disciplines, enabling the Company to deliver industry leading products and services to its customers throughout the world.

Diversity, Equity and Inclusion:

Matthews views diversity, equity and inclusion (“DE&I”) as a priority to be valued and promoted in every aspect of its business. The Company understands and firmly believes in the value that diverse experiences, perspectives, and ideas bring to the workforce and offer to clients. Matthews knows its employees deserve equal opportunities regardless of race, gender, gender expression, age, disability, religion, sexual orientation and more.

As an organization with a history that spans more than 170 years, Matthews has always believed that mutual respect, valuing the worth of all people, doing what's right and celebrating diversity is essential to how the Company operates and the way it does business. During 2020, the Company formalized its commitment to DE&I by charting a course for building an even stronger, more diverse and inclusive culture. Matthews’ DE&I strategy focuses on four pillars: Infrastructure, Talent Acquisition, Employee Engagement and Community Engagement. A global council representative of a diverse workforce was established to help shape plans and program priorities across these pillars and to champion the work to build a more inclusive culture. Matthews is a unique organization, diverse in culture, talent and geography. More recently, in 2021, the Company hired a full time DE&I leader who is actively focused on driving progress in this area. The Company stands committed to a culture reflecting the people, clients, customers, and communities it serves.

Talent Acquisition and Total Rewards:

To continue to grow and compete in a highly competitive labor market, Matthews works hard to attract and select top talent through a compelling employment value proposition. The Company’s employment brand highlights its values, commitment to people culture, diversity, equity and inclusion, employee development and the efforts to ensure cultural alignment, and the selection process includes key behavioral questions that help select the right people for the right roles.

Matthews understands the highly competitive market for talent and believes that to attract and retain top talent, it must offer competitive pay and benefit programs. The Company evaluates roles to ensure pay is at market rate, and offers annual incentive pay and a competitive benefit package. As a global company, adjustments are made for global and regional market demands.

Talent Development/Management:

From onboarding to leadership development, Matthews believes investing in its people leads to greater success. The Company’s onboarding program reinforces its values and culture, supports its managers in creating a positive employee experience during the first 90 days and builds early commitment with all new hires.

ITEM 1.        BUSINESS, (continued)

Matthews knows that when employees have opportunities to learn and grow, see how their goals and objectives lead to something greater and understand their part in the organization’s success, it helps build a place where people want to stay. Matthews’ competency-based learning center helps employees select learning programs to continue their growth, and the Company facilitates both formal and informal mentoring that reinforces and supports its leaders during key developmental periods and beyond.

The Company’s future success depends upon tomorrow’s leaders. Matthews has implemented a robust talent review process that identifies critical talent and serves as the basis for succession planning. Each year, at the conclusion of this review, the executive team selects a cohort of critical talent to participate in a comprehensive leadership program designed to prepare leaders for enterprise roles. The Company believes this investment, which includes classroom learning, assessments, coaching/mentoring and project application, both prepares and strengthens the organization for the future, while deepening the commitment of its top talent.

Performance Management:

Connecting employees to the strategy ensures individual effort to a larger goal and strengthens commitment to the organization. The Company supports an annual leadership strategy cascade where each segment, division, group and team identify and align goals and objectives which serve as the basis for individual performance objectives, keeping employees firmly connected to the work and the Company’s collective success. This process is rooted in ongoing coaching and feedback, and measures not just what was accomplished, but how it was accomplished because Matthews believes staying true to its values and key behaviors serves clients better, strengthens culture and keeps employees engaged.

Change Management:

Matthews is a constantly evolving multi-national company, leveraging new ways of working to improve its quality, service and delivery systems to better help customers and clients succeed. Building change capability to support employees through changes accelerates new ways of working, minimizes productivity loss, and accelerates improvement measures.

Health and Safety:

Employee health and safety in the workplace remains the Company’s highest priority and is one of the Company’s core values. Safety efforts are led by the global health and safety team and supported by individuals at the local site level. Hazards in the workplace are timely identified and management actively tracks incidents so remedial actions may be implemented to improve workplace safety. In response to the coronavirus disease 2019 ("COVID-19") pandemic, Matthews has taken actions aligned with the World Health Organization and the Centers for Disease Control and Prevention and local requirements to protect its workforce so employees can more safely and effectively perform their work. In so doing, Matthews has prioritized the initiation of comprehensive health and safety protocols, further ensuring strict adherence to responsive measures for mitigating the spread of COVID-19.

BACKLOG:

Because the nature of the Company's SGK Brand Solutions, Memorialization and Industrial Technologies businesses are primarily custom products made to order and services with short lead times, backlogs are not generally material except for purpose built machinery projects in the SGK Brand Solutions segment, mausoleums and cremation and incineration equipment in the Memorialization segment and industrial automation and order fulfillment systems in the Industrial Technologies segment.  Backlogs vary in a range of approximately six to twelve months of sales for purpose built machinery projects and mausoleums. Cremation and incineration equipment sales backlogs vary in a range of ten to twelve months of sales.  Backlogs for Industrial Technologies segment sales generally vary in a range of up to four weeks for standard products, and are currently in the range of ten to twelve months for custom systems.  The Company's current backlog is expected to be substantially filled in fiscal 2022, absent any disruptions related to COVID-19.

ITEM 1.        BUSINESS, (continued)

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

Company-Specific Risk Factors:

Foreign Operations.  The Company conducts business in more than 26 countries around the world, and in fiscal 2021 approximately 34% of the Company's sales to external customers were to customers outside the United States. In addition, the Company's manufacturing operations, suppliers and employees are located in many places around the world.  As such, the Company's future success depends in part on its ability to grow sales in non-U.S. markets. Sales and operations outside of the United States are subject to certain inherent risks, including fluctuations in the value of the U.S. dollar relative to foreign currencies, global economic uncertainties, tariffs, quotas, taxes and other market barriers, political and economic instability, restrictions on the export or import of technology, potentially limited intellectual property protection, difficulties in staffing and managing international operations, potentially adverse tax consequences, and required compliance with non-U.S. laws and regulations.

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

Increased Prices for Raw Materials.  The Company's profitability is affected by the prices of the raw materials used in the manufacture of its products.  These prices may fluctuate based on a number of factors, including changes in supply and demand, domestic and global economic conditions, volatility in commodity markets, currency exchange rates, labor costs, tariffs and fuel-related costs.  If suppliers increase the price of critical raw materials, alternative sources of supply, or alternative materials, may not exist or be readily available. In addition, disruptions in the global supply chain may cause prices for raw materials to increase. See "Disruptions to the global supply chain."

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

Disruptions to the global supply chain. The Company purchases components and materials to manufacture its products from a large number of suppliers, some of which may be critical to operations. The Company’s product offerings are impacted by such suppliers' lead times, volume constraints and increasing costs. The Company has experienced and may continue to experience extended lead times and product unavailability due to manufacturing disruptions or closures as well as delays and unanticipated costs associated with the sourcing of materials. Matthews’ supply chain operations span several geographies globally and are heavily dependent upon third party logistics and transportation services to deliver the Company’s products to customers. Extended lead times and shortages could impair the Company’s ability to meet its customer requirements, require the Company to pay higher prices or incur expedite fees or cause its customers to delay or forgo projects, which would harm Matthews’ business and negatively impact the Company’s gross margin and results of operations.

Pandemics or similar outbreaks. Pandemics or similar outbreaks, such as COVID-19, could adversely affect the economies of developed and emerging markets, potentially resulting in an economic downturn that could affect customers’ demand for the Company’s products and services, as well as the Company's ability to access capital at acceptable interest rates. The spread of pandemics or similar outbreaks may also disrupt the Company’s manufacturing and production operations, as well as its distribution systems, which include import and export for delivery of the Company’s products to its customers. These factors could materially and adversely affect the Company’s business, financial condition and results of operations. See also "Disruptions to the global supply chain."

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

ITEM 1A.    RISK FACTORS, (continued)

Risks in Connection with Acquisitions.  The Company has grown, in part, through acquisitions, and continues to evaluate acquisition opportunities that have the potential to support and strengthen its businesses.  There is no assurance however that future acquisition opportunities will arise, or that if they do, that they will be consummated.  In addition, acquisitions involve inherent risks that the businesses acquired will not perform in accordance with expectations, or that synergies expected from the integration of the acquisitions will not be achieved as rapidly as expected, if at all. The Company's pre-acquisition diligence review may not discover or accurately quantify certain undisclosed liabilities, and the Company may not be indemnified for such liabilities which could have an adverse effect on the acquired business. Failure to effectively integrate acquired businesses could prevent the realization of expected rates of return on the acquisition investment, including the achievement of cost-reduction objectives, and could have a negative effect on the Company's results of operations and financial condition.

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

Intellectual property infringement assertions by third parties could result in significant costs and adversely affect the Company's business, financial condition, operating results and reputation. The Company cannot guarantee that the operation of its business does not infringe, misappropriate or otherwise violate the intellectual property rights of third parties. The Company cannot predict whether other assertions of third-party intellectual property rights or claims arising from such assertions would substantially adversely affect the Company's business, financial condition and operating results. The defense of these claims and any future infringement claims, whether they are with or without merit or are determined in the Company's favor, may result in costly litigation and diversion of technical and management personnel. Further, an adverse outcome of a dispute may require the Company to pay damages, cease making, licensing, or using products or offering services that are alleged to incorporate the intellectual property of others, expend additional development resources to redesign the Company's offerings, or enter into potentially unfavorable royalty or license agreements in order to obtain the right to use necessary intellectual property, which may be unavailable on terms acceptable to the Company, or at all. Even if these matters do not result in litigation or are resolved in the Company's favor or without significant cash settlements, the time and resources necessary to resolve them could adversely affect the Company's business, reputation, financial condition and operating results.

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

ITEM 1A.    RISK FACTORS, (continued)

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

Changes in Laws and Regulations Governing Data Privacy and Data Protection.  The Company is subject to many data privacy, data protection, and data breach notification laws, including the European Union’s General Data Protection Regulation (the “GDPR”), which became effective in May of 2018, and the California Consumer Privacy Act (the "CCPA"), which became effective in January 2020. The GDPR and the CCPA contain comprehensive data protection compliance requirements. Complying with the GDPR and the CCPA may continue to cause the Company to incur substantial operational costs or require the Company to change certain of its business practices in certain jurisdictions. The Company’s measures to assess the requirements of, and to comply with, the GDPR and the CCPA, as well as new and existing data-related laws and regulations of other jurisdictions, could be challenged, including by authorities that regulate data-related compliance. The Company’s ongoing compliance measures could result in the incurrence of significant expense in facilitating and responding to regulatory investigations, and if the measures initiated by the Company are deemed to be inadequate, the Company could be subject to litigation or enforcement actions that may require operational changes, fines, penalties or damages, which could have an adverse impact on the Company’s business or results of operations.

Changes in Tax Rules. Matthews is subject to domestic and international tax laws and cannot predict the scope or effect of future tax law changes. Domestically, the U.S. Department of Treasury has broad authority to issue regulations and interpretive guidance. The Company has applied available guidance to estimate its tax obligations, but new guidance may cause the Company to make adjustments to its tax estimates in future periods.

Compliance with Foreign Laws and Regulations.  Due to the international scope of the Company's operations, Matthews is subject to a complex system of commercial and trade regulations around the world, and the Company's foreign operations are governed by laws, rules and business practices that often differ from those of the United States. The Company cannot predict the nature, scope or effect of future regulatory requirements to which the Company's operations might be subject or the manner in which existing laws might be administered or interpreted, which could have a material and negative impact on the Company's business and results of operation.  For example, recent years have seen an increase in the development and enforcement of laws and regulations regarding trade compliance, economic sanctions, anti-money laundering, and anti-corruption, such as the U.S. Foreign Corrupt Practices Act and similar laws in other countries. While Matthews maintains a variety of internal policies and controls and takes steps, including periodic training and internal audits, that the Company believes are reasonably calculated to discourage, prevent and detect violations of such laws, the Company cannot guarantee that such actions will be effective or that individual employees will not engage in inappropriate behavior in contravention of the Company's policies and instructions. Such conduct, or even the allegation thereof, could result in costly investigations and the imposition of severe criminal or civil sanctions, could disrupt the Company's business, and could materially and adversely affect the Company's reputation, business and results of operations or financial condition.

Further, the Company is subject to laws and regulations worldwide affecting its operations outside the United States in areas including, but not limited to, intellectual property ownership and infringement, tax, customs, import and export requirements, economic sanctions, anti-money laundering, anti-corruption and anti-bribery, foreign exchange controls and cash repatriation restrictions, foreign investment, data privacy requirements, anti-competition, pensions and social insurance, employment, and environment, health, and safety. Compliance with these laws and regulations may be onerous and expensive and requirements may differ among jurisdictions.  Further, the promulgation of new laws, changes in existing laws and abrogation of local regulations by national laws may have a negative impact on the Company's business and prospects.  In addition, certain laws and regulations are relatively new and their interpretation and enforcement involve significant uncertainties. There can be no assurance that any of these factors will not have a material adverse effect on the Company's business, results of operations or financial condition.

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

ITEM 1A.    RISK FACTORS, (continued)
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

Labor shortages, turnover and labor cost increases. Labor is a significant component of the Company's operations. Several factors may adversely affect the labor force available to Matthews or increase labor costs (i.e., labor rates and overtime levels), including high employment levels, unemployment subsidies, increased wages offered by other employers, vaccine mandates and other government regulations and the Company’s responses thereto. An overall labor shortage, lack of skilled labor, increased turnover, or labor inflation, caused by pandemics or as a result of general macroeconomic factors, could have a material adverse impact on the Company’s business and operating results.

Cybersecurity and Data Breaches.  In the course of business, the Company collects and stores sensitive data and proprietary business information. The Company could be subject to service outages or breaches of security systems which may result in disruption, unauthorized access, misappropriation, or corruption of this information. Security breaches of the Company's network or data including physical or electronic break-ins, vendor service outages, computer viruses, attacks by hackers or similar breaches can create system disruptions, shutdowns, or unauthorized disclosure of confidential information. Although the Company is not aware of any significant incidents to date, if it is unable to prevent, detect and timely remediate such security or privacy breaches, its operations could be disrupted or the Company may suffer legal claims, loss of reputation, financial loss, property damage, or regulatory penalties because of lost or misappropriated information.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.  PROPERTIES.

The Company's facilities provide adequate space for meeting its near-term production requirements. Significant principal properties of the Company and its majority-owned subsidiaries as of October 31, 2021 were as follows (properties, which are unencumbered, are owned by the Company except as noted):

Location	Description of Property
SGK Brand Solutions:
Chennai, India	Operating facility	(1)
Cleckheaton, England	Operating facility	(1)
Dachnow, Poland	Manufacturing	(1)
East Butler, PA	Manufacturing	(1)
Goslar, Germany	Manufacturing	(1)
Grenzach-Wyhlen, Germany	Manufacturing	(2)
Izmir, Turkey	Manufacturing
Manchester, England	Manufacturing	(1)
Minneapolis, MN	Operating facility
Mississauga, Canada	Operating facility	(1)
Mönchengladbach, Germany	Manufacturing	(1) (2)
Novgorod, Russia	Manufacturing
Penang, Malaysia	Operating facility
Vreden, Germany	Manufacturing and Operating facilities	(2)
Memorialization:
Pittsburgh, PA	Manufacturing / Division Offices
Apopka, FL	Manufacturing / Division Offices
Aurora, IN	Manufacturing
Colorno, Italy	Manufacturing	(1)
Dallas, TX	Distribution Hub	(1)
Dandenong, Australia	Manufacturing	(1)
Elberton, GA	Manufacturing
Fontana, CA	Distribution Hub	(1)
Harrisburg, PA	Distribution Hub	(1)
Hyde, England	Manufacturing	(1)
Indianapolis, IN	Distribution Hub	(1)
Monterrey, Mexico	Manufacturing	(1)
Richmond, IN	Manufacturing
Searcy, AR	Manufacturing
Stone Mountain, GA	Distribution Hub	(1)
Whittier, CA	Manufacturing	(1)
York, PA	Manufacturing
Industrial Technologies:
Pittsburgh, PA	Manufacturing / Division Offices
Cincinnati, OH	Manufacturing / Distribution
Gothenburg, Sweden	Manufacturing / Distribution	(1)
Lima, Costa Rica	Manufacturing	(1)
Pewaukee, WI	Manufacturing	(1)
Wilsonville, OR	Manufacturing
Corporate and Administrative Offices:
Pittsburgh, PA	General Offices
Des Plaines, IL	General Offices
(1)These properties are leased by the Company under operating lease arrangements.
(2)In the first quarter of fiscal 2022, the Company transferred its surfaces and engineered products businesses from the SGK Brand Solutions segment to the Industrial Technologies segment. Following such change, these properties were transferred to the Industrial Technologies segment. The Vreden, Germany location represents a shared facility for both business segments.

ITEM 3.  LEGAL PROCEEDINGS.

Matthews is subject to various legal proceedings and claims arising in the ordinary course of business.  Management does not expect that the results of any of these legal proceedings will have a material adverse effect on Matthews' financial condition, results of operations or cash flows.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

OFFICERS AND EXECUTIVE MANAGEMENT OF THE REGISTRANT

The following information is furnished with respect to officers and executive management as of October 31, 2021:

Name	Age	Positions with Registrant
Joseph C. Bartolacci	61	President and Chief Executive Officer
Ronald C. Awenowicz	52	Senior Vice President, Global Compliance, Operations and N.A. Human Resources
Gregory S. Babe	64	Chief Technology Officer
Davor Brkovich	53	Head of IT and Chief Information Officer
Brian J. Dunn	64	Executive Vice President, Strategy and Corporate Development
Steven D. Gackenbach	58	Group President, Memorialization
Reena Gurtner	47	Senior Vice President, Global Talent and EMEA/APAC Human Resources
Gary R. Kohl	58	President, SGK Brand Solutions
Steven F. Nicola	61	Chief Financial Officer and Secretary
Brian D. Walters	52	Senior Vice President and General Counsel

Joseph C. Bartolacci was appointed President and Chief Executive Officer effective October 2006.

Ronald C. Awenowicz was appointed Senior Vice President, Global Compliance, Operations and North America Human Resources effective July 2021. Prior thereto, he served as Vice President of Americas Human Resources since May 2020 and prior thereto he served as Global Head of Human Resources Operations since February 2015, when he joined the Company.

Gregory S. Babe was appointed Chief Technology Officer effective November 2015.

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

Brian J. Dunn was appointed Executive Vice President, Strategy and Corporate Development effective July 2014.

Steven D. Gackenbach was appointed Group President, Memorialization effective October 31, 2011.

Reena Gurtner was appointed Senior Vice President, Global Talent and EMEA/APAC Human Resources effective July 2021. Prior thereto, she served as Vice President, Human Resources APAC, Middle East and Africa since May 2020 and prior thereto she served as Regional Director of Human Resources APAC since January 2013.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information:

The authorized common stock of the Company consists of 70,000,000 shares of Class A Common Stock, $1.00 par value.  At September 30, 2021, 31,482,575 shares were outstanding.  The Company's Class A Common Stock is traded on the Nasdaq Global Select Market under the symbol "MATW".

The Company has a stock repurchase program. The buy-back program is designed to increase shareholder value, enlarge the Company's holdings of its common stock, and add to earnings per share.  Repurchased shares may be retained in treasury, utilized for acquisitions, or reissued to employees or other purchasers, subject to the restrictions set forth in the Company's Restated Articles of Incorporation. On July 28, 2021, the Company's Board of Directors approved the continuation of the stock repurchase program and increased the authorization for stock repurchases by an additional 2,500,000 shares. Under the current authorization, 2,658,627 shares remain available for repurchase as of September 30, 2021. All purchases of the Company's common stock during fiscal 2021 were part of this repurchase program.

The following table shows the monthly fiscal 2021 stock repurchase activity:

Period	Total number of shares purchased	Weighted-average price paid per share	Total number of shares purchased as part of a publicly announced plan	Maximum number of shares that may yet be purchased under the plan
October 2020	40,000	$22.25	40,000	498,736
November 2020	34,789	25.82	34,789	463,947
December 2020	87,502	27.99	87,502	376,445
January 2021	—	—	—	376,445
February 2021	—	—	—	376,445
March 2021	6,000	41.36	6,000	370,445
April 2021	—	—	—	370,445
May 2021	—	—	—	370,445
June 2021	45,584	36.53	45,584	324,861
July 2021	50,842	35.19	50,842	2,774,019
August 2021	109,248	33.82	109,248	2,664,771
September 2021	6,144	36.81	6,144	2,658,627
Total	380,109	$31.21	380,109

Holders:

Based on records available to the Company, the number of record holders of the Company's common stock was 544 at October 31, 2021.

Securities Authorized for Issuance Under Equity Compensation Plans:

See Equity Compensation Plans in Item 12 "Security Ownership of Certain Beneficial Owners and Management."

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS, (continued)

PERFORMANCE GRAPH

COMPARISON OF FIVE-YEAR CUMULATIVE RETURN *
AMONG MATTHEWS INTERNATIONAL CORPORATION,
S&P 500 INDEX AND RUSSELL 2000 VALUE INDEX

This graph compares the return on Matthews’ Common Stock with that of the Standard & Poor’s 500 Index and Russell 2000 Value Index for the period from October 1, 2016 through September 30, 2021. The graph assumes that on October 1, 2016, $100 was invested in each of the Company’s Common Stock, Standard & Poor’s 500 Index and Russell 2000 Value Index. The graph measures total stockholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are invested in like securities.

The following graph compares the total return on the Company’s Common Stock with that of the Standard & Poor’s 500 Index and the Russell 2000 Value Index. The results are not necessarily indicative of future performance.

$350
$300
$250
$200
$150
$100
$50
Index Value
2016
2017
2018
2019
2020
2021
Fiscal Year Ended September 30
Matthews
S&P 500
Russell 2000 Value

*  Total return assumes dividend reinvestment

ITEM 6.  SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the consolidated financial statements of Matthews and related notes thereto.  In addition, see "Cautionary Statement Regarding Forward-Looking Information" included in Part I of this Annual Report on Form 10-K.

RESULTS OF OPERATIONS:

The Company manages its businesses under three segments: SGK Brand Solutions, Memorialization and Industrial Technologies. The SGK Brand Solutions segment consists of brand management, pre-media services, printing plates and cylinders, engineered products (including energy solutions), imaging services, digital asset management, merchandising display systems, and marketing and design services primarily for the consumer goods and retail industries. The Memorialization segment consists primarily of bronze and granite memorials and other memorialization products, caskets and cremation and incineration equipment primarily for the cemetery and funeral home industries. The Industrial Technologies segment includes marking and coding equipment and consumables, industrial automation products and order fulfillment systems for identifying, tracking, picking and conveying consumer and industrial products. Effective in the first quarter of fiscal 2022, the Company transferred its surfaces and engineered products businesses from the SGK Brand Solutions segment to the Industrial Technologies segment. This business segment change is consistent with internal management structure and reporting changes effective for fiscal 2022.

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

	Years Ended September 30,
	2021	2020	2019
	(Dollar amounts in thousands)
Sales to external customers:
SGK Brand Solutions	$726,895	$693,093	$743,869
Memorialization	769,016	656,035	636,892
Industrial Technologies	175,119	149,178	156,515
Consolidated Sales	$1,671,030	$1,498,306	$1,537,276

Adjusted EBITDA:
SGK Brand Solutions	$99,665	$90,644	$119,493
Memorialization	165,653	146,285	134,286
Industrial Technologies	26,659	22,753	24,082
Corporate and Non-Operating	(64,227)	(56,602)	(56,989)
Total Adjusted EBITDA(1)	$227,750	$203,080	$220,872
(1) Total Adjusted EBITDA is a non-GAAP financial measure. See the "Non-GAAP Financial Measures" section below.

Comparison of Fiscal 2021 and Fiscal 2020:

Sales for the year ended September 30, 2021 were $1.67 billion, compared to $1.50 billion for the year ended September 30, 2020, representing an increase of $172.7 million.  The increase in fiscal 2021 sales reflected higher sales in all of the Company's segments. Changes in foreign currency exchange rates were estimated to have a favorable impact of $30.2 million on fiscal 2021 consolidated sales compared to a year ago. Fiscal 2021 sales continued to be impacted by the global outbreak of COVID-19, which has caused some commercial impacts in certain of the Company's segments and geographic locations. These impacts have included higher sales volumes for memorialization products and services, but have also included temporary business disruptions and customer project delays for certain of the Company's businesses. Additionally, recent increases in the cost of certain raw materials and other inflationary pressures have had an unfavorable impact on the Company's results of operations. While substantially all of the Company's operations have remained open during the COVID-19 pandemic, management expects COVID-19 to continue to impact its sales and results of operations in the short-term as the pandemic subsides (see "Forward Looking Information" below).

In the SGK Brand Solutions segment, sales for fiscal 2021 were $726.9 million, compared to $693.1 million in fiscal 2020.  The increase primarily resulted from higher sales of purpose-built engineered products (primarily energy storage solutions for the electric vehicle market), increased cylinder (packaging) sales, and higher brand sales in the Europe and Asia-Pacific markets. These increases were partially offset by lower retail-based sales (principally merchandising solutions and private label brand market sales), decreased brand sales in the U.S., and reduced sales of surfaces products in Europe, all of which were unfavorably impacted by COVID-19. Changes in foreign currency exchange rates had a favorable impact of $23.3 million on the segment's sales compared to the prior year. Memorialization segment sales for fiscal 2021 were $769.0 million, compared to $656.0 million for fiscal 2020.  The increase in sales resulted from a significant increase in unit sales of caskets due to COVID-19. The segment also reported higher sales of bronze and granite memorial products, mausoleums, and cremation equipment. The increase in sales also reflected improved price realization and benefits from a recently completed acquisition of a small cemetery products business. Changes in foreign currency exchange rates had a favorable impact of $4.4 million on the segment's sales compared to the prior year. Industrial Technologies segment sales for fiscal 2021 were $175.1 million, compared to $149.2 million for fiscal 2020.  The sales increase primarily reflected higher sales of warehouse automation systems and increased product identification sales. Changes in foreign currency exchange rates had a favorable impact of $2.6 million on the segment's sales compared to the prior year.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS, (continued)

Gross profit for the year ended September 30, 2021 was $541.8 million, compared to $497.8 million for fiscal 2020.  Consolidated gross profit as a percent of sales was 32.4% and 33.2% in fiscal 2021 and fiscal 2020, respectively. The increase in gross profit primarily reflected higher sales, benefits from the realization of productivity improvements and other cost-reduction initiatives, and improved margins for cylinder (packaging) products within the SGK Brand Solutions segment. These improvements were partially offset by the impact of higher material and transportation costs, particularly in the Memorialization segment, ongoing price competition in the brand market, and lower margins on certain cremation and incineration projects. Higher material costs in the Memorialization segment reflected a significant increase in commodity costs, particularly steel, lumber and bronze ingot. Gross profit also included acquisition integration costs and other charges primarily in connection with cost-reduction initiatives totaling $17.3 million and $12.4 million in fiscal 2021 and 2020, respectively.

Selling and administrative expenses for the year ended September 30, 2021 were $415.6 million, compared to $400.0 million for fiscal 2020.  Consolidated selling and administrative expenses, as a percent of sales, were 24.9% for fiscal 2021, compared to 26.7% in fiscal 2020.  The increase in selling and administrative expenses reflected higher performance-based compensation compared to fiscal 2020, partially offset by benefits from ongoing cost-reduction initiatives, and reduced travel and entertainment ("T&E") costs reflecting travel limitations resulting from the pandemic. Selling and administrative expenses also included acquisition integration and related systems-integration costs, and other charges primarily in connection with cost-reduction initiatives totaling $17.5 million in fiscal 2021, compared to $31.5 million in fiscal 2020. Fiscal 2020 selling and administrative expenses also included an $11.2 million gain on the sale of an ownership interest in a Memorialization business and a $10.6 million charge for a legal matter involving a letter of credit for a customer in Saudi Arabia. Intangible amortization for the year ended September 30, 2021 was $84.2 million, compared to $71.5 million for fiscal 2020. The increase in intangible amortization reflected $15.2 million of incremental amortization resulting from a reduction in useful lives for certain customer relationships. Intangible amortization also included accelerated amortization resulting from the fiscal 2019 reduction in useful lives for certain trade names that are being discontinued. Amortization for these trade names totaled $35.5 million and $37.5 million in fiscal 2021 and fiscal 2020, respectively. During the second quarter of fiscal 2020, the Company recorded a goodwill write-down totaling $90.4 million related to its two reporting units within the SGK Brand Solutions segment (Graphics Imaging and Cylinders, Surfaces and Engineered Products). Refer to Note 21, "Goodwill and Other Intangible Assets" in Item 8 - "Financial Statements and Supplementary Data" for further details.

Adjusted EBITDA for fiscal 2021 was $227.8 million, compared to $203.1 million for fiscal 2020. Adjusted EBITDA for the SGK Brand Solutions segment for fiscal 2021 was $99.7 million, compared to $90.6 million for fiscal 2020.  The increase in segment adjusted EBITDA primarily reflected the impact of higher sales, benefits from cost-reduction initiatives, reduced T&E costs, and improved margins for cylinders and engineered products. Changes in foreign currency exchange rates had a favorable impact of $2.0 million on the segment's adjusted EBITDA compared to the prior year. These increases were partially offset by increased performance-based compensation compared to fiscal 2020, and the impact of ongoing price competition in the brand market. Memorialization segment adjusted EBITDA for fiscal 2021 was $165.7 million, compared to $146.3 million for fiscal 2020.  The increase in segment adjusted EBITDA primarily reflected the impact of higher sales, benefits from productivity initiatives, lower T&E costs, and benefits from a recently completed acquisition of a small cemetery products business. These increases were partially offset by the impact of higher material and transportation costs, increased performance-based compensation compared to fiscal 2020, and lower margins on certain cremation and incineration projects. Adjusted EBITDA for the Industrial Technologies segment for fiscal 2021 was $26.7 million, compared to $22.8 million in fiscal 2020. Industrial Technologies segment adjusted EBITDA primarily reflected the impact of higher warehouse automation and product identification sales, and reduced T&E costs, partially offset by increased performance-based compensation expense and higher product development costs. Changes in foreign currency exchange rates had a favorable impact of $545,000 on the segment's adjusted EBITDA compared to the prior year.

Investment income for the fiscal year ended September 30, 2021 was $2.6 million, compared to $2.0 million for the year ended September 30, 2020.  Investment income for both fiscal years primarily reflected changes in the value of investments (primarily marketable securities) held in trust for certain of the Company's benefit plans. Interest expense for fiscal 2021 was $28.7 million, compared to $34.9 million in fiscal 2020.  The decrease in interest expense reflected a decrease in average borrowing levels and lower average interest rates in the current fiscal year. Other income (deductions), net for the year ended September 30, 2021 represented a decrease in pre-tax income of $6.8 million, compared to a decrease in pre-tax income of $9.2 million in fiscal 2020. Other income (deductions), net includes the non-service components of pension and postretirement expense, which totaled $5.8 million and $7.8 million in fiscal years 2021 and 2020, respectively. Other income (deductions), net also includes banking-related fees and the impact of currency gains and losses on certain intercompany debt and foreign denominated cash balances.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS, (continued)

The Company's consolidated income taxes for the year ended September 30, 2021 were an expense of $6.4 million, compared to a benefit of $18.7 million for fiscal 2020. The difference between the Company's consolidated income taxes for fiscal 2021 compared to fiscal 2020 primarily resulted from fiscal 2021 having consolidated income before income taxes, compared to fiscal 2020 having a consolidated loss, which reflected the goodwill write-down recorded in the second quarter of fiscal 2020, that was partially non-deductible. Additionally, the fiscal 2021 tax rate was negatively impacted by the termination of the Company's Supplemental Retirement Plan ("SERP"), which resulted in certain expenses that are nondeductible for tax purposes. The fiscal 2021 effective tax rate benefited from research and development and foreign tax credits, the reduction of uncertain tax positions due to the expiration of the statute of limitations in certain jurisdictions, and the completion of a state tax audit, and the tax benefit of the NOL carryback. The Company’s fiscal 2020 effective tax rate was negatively affected by the non-deductible portion of the goodwill write-down along with certain other non-deductible expenses. The fiscal 2020 effective tax rate benefited from research and development and foreign tax credits, the reduction of uncertain tax positions due to the completion of a foreign tax audit, and the tax benefit of the NOL carryback. Refer to Note 16, “Income Taxes” in Item 8 - “Financial Statements and Supplementary Data” for further details regarding income taxes.

Net losses attributable to noncontrolling interests were $52,000 in fiscal 2021, compared to $497,000 in fiscal 2020.  The net losses attributable to noncontrolling interests primarily reflected losses in less than wholly-owned businesses.

Comparison of Fiscal 2020 and Fiscal 2019:

For a comparison of the Company's results of operations for the fiscal years ended September 30, 2020 and September 30, 2019, see "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation" of the Company's annual report on Form 10-K for the fiscal year ended September 30, 2020 filed with the SEC on November 20, 2020.

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

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS, (continued)

The reconciliation of net income to adjusted EBITDA is as follows:

	Years Ended September 30,
	2021	2020	2019
	(Dollar amounts in thousands)
Net income (loss)	$2,858	$(87,652)	$(38,889)
Income tax provision (benefit)	6,375	(18,685)	806
Income (loss) before income taxes	9,233	(106,337)	(38,083)
Net loss attributable to noncontrolling interests	52	497	901
Interest expense	28,684	34,885	40,962
Depreciation and amortization *	133,512	119,058	90,793
Acquisition related items (1)**	541	3,440	10,084
ERP integration costs (2)**	1,037	2,296	7,508
Strategic initiatives and other charges: (3)**
Workforce reductions and related costs	10,644	9,232	5,061
Other cost-reduction initiatives	17,317	25,718	9,176
Legal matter reserve (4)	—	10,566	—
Non-recurring / incremental COVID-19 costs (5)***	5,312	3,908	—
Goodwill write-downs (6)	—	90,408	77,572
Net realized (gains) losses on divestitures and asset dispositions:
(Gain) loss on sale of ownership interests in subsidiaries (7)	—	(11,208)	6,469
Realized loss on cost-method investments (8)	—	—	4,731
Net gains from the sale of buildings and vacant properties (9)	—	—	(7,347)
Joint Venture depreciation, amortization, interest expense and other charges (10)	—	4,732	1,514
Stock-based compensation	15,581	8,096	7,729
Non-service pension and postretirement expense (11)	5,837	7,789	3,802
Total Adjusted EBITDA	$227,750	$203,080	$220,872

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
(9) Includes significant building and vacant property transactions resulting in a gain of $8.7 million within the Industrial Technologies segment and losses of $915,000 and $401,000 within the SGK Brand Solutions and Memorialization segments, respectively.

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

* Depreciation and amortization was $99.5 million, $87.6 million, and $59.7 million for the SGK Brand Solutions segment, $23.0 million, $20.5 million, and $19.7 million for the Memorialization segment, $5.6 million, $5.8 million, and $6.2 million for the Industrial Technologies segment, and $5.4 million, $5.2 million, and $5.2 million for Corporate and Non-Operating, for the fiscal years ended September 30, 2021, 2020, and 2019, respectively.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS, (continued)

** Acquisition costs, ERP integration costs, and strategic initiatives and other charges were $16.3 million, $14.7 million, and $8.9 million for the SGK Brand Solutions segment and $11.3 million, $23.0 million, and $19.9 million for Corporate and Non-Operating, for the fiscal years ended September 30, 2021, 2020, and 2019, respectively. Acquisition costs, ERP integration costs, and strategic initiatives and other charges were $1.9 million and $2.7 million for the Memorialization segment for the fiscal years ended September 30, 2021 and 2020, respectively. Acquisition costs, ERP integration costs, and strategic initiatives and other charges were $268,000 and $3.1 million for the Industrial Technologies segment for the fiscal years ended September 30, 2020 and 2019, respectively.
*** Non-recurring/incremental COVID-19 costs were $1.6 million and $1.5 million for the SGK Brand Solutions segment, $3.6 million and $1.8 million for the Memorialization segment, $14,000 and $21,000 for the Industrial Technologies segment, and $89,000 and $615,000 for Corporate and Non-Operating, for the fiscal years ended September 30, 2021 and 2020, respectively.

LIQUIDITY AND CAPITAL RESOURCES:

Net cash provided by operating activities was $162.8 million for the year ended September 30, 2021, compared to $180.4 million and $131.1 million for fiscal years 2020 and 2019, respectively.  Fiscal 2021 operating cash flow reflected a $15.0 million discretionary contribution to fund the Company's principal defined benefit retirement plan ("DB Plan"). Operating cash flow for fiscal 2021 principally included net income adjusted for deferred taxes, depreciation and amortization, stock-based compensation expense, net gains related to investments, and non-cash pension expense, and changes in working capital items. The favorable movements in working capital in fiscal 2021 primarily reflected the Company's continued emphasis on working capital management, particularly trade accounts payable. Operating cash flow for fiscal 2020 principally included net (loss) income adjusted for deferred taxes, depreciation and amortization, stock-based compensation expense, net losses related to goodwill and investments, and non-cash pension expense, and changes in working capital items. The favorable movements in working capital in fiscal 2020 primarily reflected enhanced accounts receivable collection efforts and effective management of trade accounts payable. Operating cash flow for fiscal 2019 principally included net (loss) income adjusted for deferred taxes, depreciation and amortization, stock-based compensation expense, net losses related to goodwill and investments, net gains from sale of buildings and other property, and non-cash pension expense, and changes in working capital items.

Cash used in investing activities was $13.0 million for the year ended September 30, 2021, compared to $2.7 million and $60.8 million for fiscal years 2020 and 2019, respectively.  Investing activities for fiscal 2021 primarily reflected capital expenditures of $34.3 million, acquisition payments (net of cash acquired or received from sellers) of $15.6 million, proceeds from the sale of investments of $34.2 million, and proceeds from sale of assets of $2.8 million. Investing activities for fiscal 2020 primarily reflected capital expenditures of $34.8 million, acquisition payments (net of cash acquired or received from sellers) of $1.0 million, proceeds of $42.2 million from the sale of an ownership interest in a pet cremation business, and investments and advances of $9.7 million.  Investing activities for fiscal 2019 primarily reflected capital expenditures of $37.7 million, acquisition payments (net of cash acquired or received from sellers) of $11.5 million, proceeds of $13.3 million from the sale of assets, proceeds of $8.3 million from the sale of a controlling interest in a Memorialization business, and additional investments made in non-consolidated subsidiaries of $33.1 million.

Capital expenditures were $34.3 million for the year ended September 30, 2021, compared to $34.8 million and $37.7 million for fiscal years 2020 and 2019, respectively.  Capital expenditures in each of the last three fiscal years reflected reinvestments in the Company's business segments and were made primarily for the purchase of new production machinery, equipment, software and systems, and facilities designed to improve product quality, increase manufacturing efficiency, lower production costs and meet regulatory requirements.  Capital spending for property, plant and equipment has averaged $35.6 million for the last three fiscal years. Capital expenditures for the last three fiscal years were primarily financed through operating cash. Capital spending for fiscal 2022 is currently estimated to be approximately $60 million, reflecting additional capital projects to support new production capabilities and increased efficiencies within the SGK Brand Solutions and Memorialization segments.  The Company expects to generate sufficient cash from operations to fund all anticipated capital spending projects.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS, (continued)

Cash used in financing activities for the year ended September 30, 2021 was $122.9 million, and principally reflected repayments, net of proceeds, on long-term debt of $76.8 million, purchases of treasury stock of $11.9 million, payment of dividends to the Company's shareholders of $27.7 million ($0.86 per share), $1.8 million of holdback and contingent consideration payments related to acquisitions from prior years, and $1.8 million of payments for the acquisition of noncontrolling interests. Cash used in financing activities for the year ended September 30, 2020 was $172.3 million, and principally reflected repayments, net of proceeds, on long-term debt of $126.3 million, purchases of treasury stock of $4.4 million, payment of dividends to the Company's shareholders of $26.4 million ($0.84 per share), $10.2 million of holdback and contingent consideration payments related to acquisitions from prior years, and payment of deferred financing fees of $2.0 million. Cash used in financing activities for the year ended September 30, 2019 was $75.0 million, and principally reflected repayments, net of proceeds, on long-term debt of $16.0 million, purchases of treasury stock of $26.1 million, payment of dividends to the Company's shareholders of $25.6 million ($0.80 per share), and $4.4 million of holdback and contingent consideration payments related to a fiscal 2018 acquisition.

The Company has a domestic credit facility with a syndicate of financial institutions that includes a $750.0 million senior secured revolving credit facility, which matures in March 2025, and a $35.0 million senior secured amortizing term loan. The senior secured amortizing term loan was paid in full in March 2021. A portion of the revolving credit facility (not to exceed $350.0 million ) can be drawn in foreign currencies. Borrowings under the revolving credit facility bear interest at LIBOR (Euro LIBOR for balances drawn in Euros) plus a factor ranging from 0.75% to 2.00% (1.00% at September 30, 2021) based on the Company's secured leverage ratio.  The secured leverage ratio is defined as net secured indebtedness divided by EBITDA (earnings before interest, income taxes, depreciation and amortization) as defined within the domestic credit facility agreement.  The Company is required to pay an annual commitment fee ranging from 0.15% to 0.30% (based on the Company's leverage ratio) of the unused portion of the revolving credit facility. The Company incurred debt issuance costs in connection with the domestic credit facility. Unamortized costs were $2.2 million and $2.7 million at September 30, 2021 and September 30, 2020, respectively.

The domestic credit facility requires the Company to maintain certain leverage and interest coverage ratios. A portion of the facility (not to exceed $35.0 million) is available for the issuance of trade and standby letters of credit. Outstanding U.S. dollar denominated borrowings on the revolving credit facility at September 30, 2021 and 2020 were $349.8 million and $257.4 million, respectively. There were no outstanding Euro denominated borrowings on the revolving credit facility at September 30, 2021. Outstanding Euro denominated borrowings on the revolving credit facility at September 30, 2020 were €117.0 million ($137.2 million). There were no outstanding borrowings on the term loan as of September 30, 2021. Outstanding borrowings on the term loan at September 30, 2020 were $22.4 million. The weighted-average interest rate on outstanding borrowings for the domestic credit facility (including the effects of interest rate swaps and Euro denominated borrowings) at September 30, 2021 and 2020 was 2.03% and 2.41%, respectively.

The Company has $300.0 million of 5.25% senior unsecured notes due December 1, 2025 (the "2025 Senior Notes"). The 2025 Senior Notes bear interest at a rate of 5.25% per annum with interest payable semi-annually in arrears on June 1 and December 1 of each year. The Company's obligations under the 2025 Senior Notes are guaranteed by certain of the Company's direct and indirect wholly-owned domestic subsidiaries. The Company is subject to certain covenants and other restrictions in connection with the 2025 Senior Notes. The Company incurred direct financing fees and costs in connection with 2025 Senior Notes. Unamortized costs were $2.2 million and $2.7 million at September 30, 2021 and 2020, respectively.

The Company has a $115.0 million accounts receivable securitization facility (the "Securitization Facility") with certain financial institutions which matures in March 2022 and the Company intends to extend this facility. Under the Securitization Facility, the Company and certain of its domestic subsidiaries sell, on a continuous basis without recourse, their trade receivables to Matthews Receivables Funding Corporation, LLC (“Matthews RFC”), a wholly-owned bankruptcy-remote subsidiary of the Company. Matthews RFC in turn assigns a collateral interest in these receivables to certain financial institutions, and then may borrow funds under the Securitization Facility. The Securitization Facility does not qualify for sale treatment. Accordingly, the trade receivables and related debt obligations remain on the Company's Consolidated Balance Sheet. Borrowings under the Securitization Facility bear interest at LIBOR plus 0.75%. The Company is required to pay an annual commitment fee ranging from 0.25% to 0.35% of the unused portion of the Securitization Facility. Outstanding borrowings under the Securitization Facility at September 30, 2021 and 2020 were $96.0 million and $67.7 million, respectively. The interest rate on borrowings under this facility at September 30, 2021 and 2020 was 0.83% and 0.90%, respectively.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS, (continued)

The following table presents information related to interest rate contracts entered into by the Company and designated as cash flow hedges:

	September 30, 2021	September 30, 2020
	(Dollar amounts in thousands)
Pay fixed swaps - notional amount	$250,000	$312,500
Net unrealized loss	$(2,062)	$(7,792)
Weighted-average maturity period (years)	2.2	2.6
Weighted-average received rate	0.08%	0.15%
Weighted-average pay rate	1.34%	1.34%

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

The fair value of the interest rate swaps reflected an unrealized loss net of unrealized gains of $2.1 million ($1.6 million after tax) and an unrealized loss of $7.8 million ($5.9 million after tax) at September 30, 2021 and 2020, respectively, that is included in shareholders' equity as part of accumulated other comprehensive income (loss) ("AOCI").  Assuming market rates remain constant with the rates at September 30, 2021, a loss (net of tax) of approximately $1.4 million included in AOCI is expected to be recognized in earnings over the next twelve months.

The Company, through certain of its European subsidiaries, has a credit facility with a European bank, which is guaranteed by Matthews.  The maximum amount of borrowings available under this facility is €25.0 million ($29.0 million), which includes €8.0 million ($9.3 million) for bank guarantees.  The credit facility matures in December 2021 and the Company intends to extend this facility. Outstanding borrowings under the credit facility totaled €704,000 ($817,000) and €18.9 million ($22.2 million) at September 30, 2021 and 2020, respectively. The weighted-average interest rate on outstanding borrowings under this facility was 2.25% and 1.25% at September 30, 2021 and 2020, respectively.

Other borrowings totaled $10.2 million and $20.7 million at September 30, 2021 and 2020, respectively. The weighted-average interest rate on these borrowings was 2.19% and 2.10% at September 30, 2021 and 2020, respectively.

During fiscal 2021, the Company entered into a U.S. Dollar/Euro cross currency swap with a notional amount of $94.5 million as of September 30, 2021, which was designated as a net investment hedge of foreign operations. The swap contract matures in seven years. The Company assesses hedge effectiveness for this contract based on changes in fair value attributable to changes in spot prices. A gain of $22,000 (net of income taxes of $7,000) which represented an effective hedge of net investments, was reported as a component of AOCI within currency translation adjustment for fiscal 2021. Income of $63,000, which represented the recognized portion of the fair value excluded from the assessment of hedge effectiveness, was included in current period earnings as a component of interest expense for fiscal 2021.

The Company previously used certain foreign currency debt instruments as net investment hedges of foreign operations. Currency losses of $5.4 million (net of income taxes of $1.7 million) and currency losses of $4.4 million (net of income taxes of $1.4 million), which represent effective hedges of net investments, were reported as a component of AOCI within currency translation adjustment at September 30, 2021 and 2020, respectively.

The Company has a stock repurchase program. The buy-back program is designed to increase shareholder value, enlarge the Company's holdings of its common stock, and add to earnings per share. Repurchased shares may be retained in treasury, utilized for acquisitions, or reissued to employees or other purchasers, subject to the restrictions set forth in the Company's Restated Articles of Incorporation. On July 28, 2021, the Company's Board of Directors approved the continuation of the stock repurchase program and increased the authorization for stock repurchases by an additional 2,500,000 shares. Under the current authorization, 2,658,627 shares remain available for repurchase as of September 30, 2021.

Consolidated working capital was $269.9 million at September 30, 2021, compared to $258.7 million at September 30, 2020.  Cash and cash equivalents were $49.2 million at September 30, 2021, compared to $41.3 million at September 30, 2020.  The Company's current ratio was 1.8 at September 30, 2021 and 2020.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS, (continued)

Long-Term Contractual Obligations:

The following table summarizes the Company's contractual obligations at September 30, 2021, and the effect such obligations are expected to have on its liquidity and cash flows in future periods.

		Payments due in fiscal year:
	Total	2022(1)	2023 to 2024	2025 to 2026	After 2026
Contractual Cash Obligations:	(Dollar amounts in thousands)
Revolving credit facilities	$350,597	$817	$—	$349,780	$—
Securitization facility	95,990	95,990	—	—	—
2025 Senior Notes	368,671	15,750	31,500	321,421	—
Finance lease obligations (2)	9,887	3,927	3,347	1,021	1,592
Non-cancelable operating leases (2)	86,165	26,643	36,541	18,640	4,341
Other	43,316	4,609	31,620	2,171	4,916
Total contractual cash obligations	$954,626	$147,736	$103,008	$693,033	$10,849
(1)The Company maintains certain debt facilities with current maturity dates in fiscal 2022 that it intends and has the ability to extend beyond fiscal 2022 totaling $96.8 million. These balances have been classified as non-current on the Company's Consolidated Balance Sheet.
(2)Lease obligations have not been discounted to their present value.

Benefit payments under the Company's DB Plan are made from plan assets, while benefit payments under the SERP and postretirement benefit plan are funded from the Company's operating cash. During fiscal 2021 contributions of $15.0 million, $806,000 and $507,000 were made under the DB Plan, SERP and postretirement plan, respectively.

In April 2021, the Compensation Committee of the Company's Board of Directors (the “Committee”) approved resolutions to freeze all future benefit accruals for all participants in the Company's SERP and the defined benefit portion of the Officers Retirement Restoration Plan (“ORRP”), effective April 30, 2021. In August 2021, the Committee approved the termination of the SERP and the defined benefit portion of the ORRP. In September 2021, the Company notified SERP and ORRP participants of its intention to fully settle the obligations of the SERP and ORRP in early fiscal 2023.

In August 2021, the Company's Board of Directors approved the freeze of all future benefit accruals for the Company's DB Plan, effective September 30, 2021, and the planned termination of the DB Plan in early fiscal 2022. At such time, the Company notified all plan participants of the Company's intentions to terminate and fully settle the obligations of the DB Plan early in fiscal 2022.

In November 2021, subsequent to the date of the balance sheet, the Company contributed $20.0 million to the DB Plan. Also in November 2021, lump sum distributions of $178.2 million from the DB Plan were made to plan participants, resulting in the settlement of a substantial portion of the DB Plan obligations. This settlement of the DB Plan obligations is expected to result in the recognition of a non-cash charge in excess of $30.0 million in the first quarter of fiscal 2022. This amount represents the immediate recognition of a portion of the deferred AOCI balances related to the DB Plan, and is based on current estimates as of September 30, 2021. The Company currently anticipates additional contributions of approximately $15.0 million to its DB Plan during fiscal 2022 to fully fund the anticipated settlement of the remaining DB Plan obligations. The Company also expects to make payments totaling approximately $24.2 million in fiscal 2023 to fully settle the SERP and ORRP obligations. The obligations of the SERP are expected to be funded from an existing rabbi trust. The Company believes that its current liquidity sources, combined with its operating cash flow and borrowing capacity, will be sufficient to meet its capital needs for the foreseeable future.

Unrecognized tax benefits are positions taken, or expected to be taken, on an income tax return that may result in additional payments to tax authorities.  If a tax authority agrees with the tax position taken, or expected to be taken, or the applicable statute of limitations expires, then additional payments will not be necessary.  As of September 30, 2021, the Company had unrecognized tax benefits, excluding penalties and interest, of approximately $2.8 million.  The timing of potential future payments related to the unrecognized tax benefits is not presently determinable. The Company believes that its current liquidity sources, combined with its operating cash flow and borrowing capacity, will be sufficient to meet its capital needs for the foreseeable future.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS, (continued)

ACQUISITIONS AND DIVESTITURES:

Refer to Note 20, "Acquisitions and Divestitures" in Item 8 - "Financial Statements and Supplementary Data," for further details on the Company's acquisitions and divestitures.

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

Considerable judgment is necessary to assess and predict the potential financial impacts of COVID-19 on the Company’s future operating results. Management expects that each of its business segments will experience some level of impacts in the short-term, potentially due to customer business disruptions, supply chain disruptions, facilities shut-downs, changing global economic conditions, and customer project delays. Additionally, recent increases in the cost of certain raw materials, labor, and other inflationary impacts are expected to impact the Company's results for the near future. The Company expects to partially mitigate these cost increases through price realization and the cost-reduction initiatives discussed above. Longer-term financial impacts will depend on global economic conditions resulting from COVID-19.

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

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS, (continued)

The following accounting policies involve significant estimates, which were considered critical to the preparation of the Company's consolidated financial statements for the year ended September 30, 2021.

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
In fiscal 2020, in its assessment of the potential impacts of COVID-19 on the estimated future earnings and cash flows for the SGK Brand Solutions segment, and in light of the limited excess fair values over carrying values for its two reporting units, management determined that COVID-19 represented a triggering event, resulting in a re-evaluation of the goodwill for its reporting units within the SGK Brand Solutions segment (Graphics Imaging and Cylinders, Surfaces and Engineered Products), as of March 31, 2020. As a result of this interim assessment, the Company recorded a goodwill write-down totaling $90.4 million during the fiscal 2020 second quarter. Subsequent to this write-down, the fair values of the two reporting units within the SGK Brand Solutions segment (Graphics Imaging and Cylinders, Surfaces and Engineered Products) approximated their carrying values at March 31, 2020. The fair values for these reporting units were determined using level 3 inputs (including estimates of revenue growth, EBITDA contribution and the discount rates) and a combination of the income approach using the estimated discounted cash flows and a market-based valuation methodology.
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

The Company's DB Plan has historically maintained a substantial portion of its assets in equity securities in accordance with the investment policy established by the Company's pension board.  Based on an analysis of the historical performance of the plan's assets and information provided by its independent investment advisor, the Company set the long-term rate of return assumption for these assets at 6.75% at September 30, 2020 for purposes of determining fiscal 2021 pension cost.  The Company's discount rate assumption used in determining the present value of the projected benefit obligation is based upon published indices as of September 30, 2021 and September 30, 2020 for the fiscal year end valuation. The discount rate was 2.79%, 2.62% and 3.13% in fiscal 2021, 2020 and 2019, respectively. Refer to Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," of this Annual Report on Form 10-K, for disclosure about the hypothetical impact of changes in actuarial assumptions.

Income Taxes:

Deferred tax assets and liabilities are provided for the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse.  Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized.  Deferred income taxes have not been provided on undistributed earnings of foreign subsidiaries since they have either been previously taxed, or are exempt from tax, and such earnings are considered to be reinvested indefinitely in foreign operations.

INFLATION:

Except for the volatility in the cost of bronze ingot, steel, wood, granite and fuel (see "Results of Operations"), inflation has not had a material impact on the Company over the past three years. Although recent economic conditions increase the level of uncertainty in the Company's near-term outlook, inflation is not currently anticipated to have a material impact on a long-term basis.

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

ITEM 7A.                          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK, (continued)

The following table presents information related to interest rate contracts entered into by the Company and designated as cash flow hedges:

	September 30, 2021	September 30, 2020
	(Dollar amounts in thousands)
Pay fixed swaps - notional amount	$250,000	$312,500
Net unrealized loss	$(2,062)	$(7,792)
Weighted-average maturity period (years)	2.2	2.6
Weighted-average received rate	0.08%	0.15%
Weighted-average pay rate	1.34%	1.34%

The interest rate swaps have been designated as cash flow hedges of the future variable interest payments which are considered probable of occurring.  Based on the Company's assessment, all the critical terms of each of the hedges matched the underlying terms of the hedged debt and related forecasted interest payments, and as such, these hedges were considered highly effective.

The fair value of the interest rate swaps reflected an unrealized loss, net of unrealized gains, of $2.1 million ($1.6 million after-tax) at September 30, 2021 that is included in equity as part of AOCI.  A decrease of 10% in market interest rates (e.g., a decrease from 5.0% to 4.5%) would result in a decrease of approximately $217,000 in the fair value of the interest rate swaps.

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

Foreign Currency Exchange Rates - The Company is subject to changes in various foreign currency exchange rates, primarily including the Euro, British Pound, Canadian Dollar, and Australian Dollar in the conversion from local currencies to the U.S. dollar of the reported financial position and operating results of its non-U.S. based subsidiaries. An adverse change (strengthening U.S. dollar) of 10% in exchange rates would have resulted in a decrease in reported sales of $56.2 million and a decrease in reported operating income of $1.8 million for the year ended September 30, 2021.

As of September 30, 2021, the Company had a foreign currency derivative contract (U.S. Dollar/Euro cross currency swap) with a notional amount of $94.5 million designated as a net investment hedge of foreign operations. The net unrealized gain for this swap contract at September 30, 2021 was of $22,000 (net of income taxes of $7,000). As of September 30, 2021, the potential gain or loss in the fair value of the swap contract assuming a hypothetical 10% fluctuation in market rates would be approximately $10.3 million.

Actuarial Assumptions - The most significant actuarial assumptions affecting pension expense and pension obligations include the valuation of retirement plan assets, the discount rates and the estimated return on plan assets.  The estimated return on plan assets is currently based upon projections provided by the Company's independent investment advisor, considering the investment policy of the plan and the plan's asset allocation.  The fair value of plan assets and discount rates are "point-in-time" measures, and volatility of the debt and equity markets makes estimating future changes in fair value of plan assets and discount rates challenging.  The Company elected to value its DB Plan and other postretirement benefit plan liabilities using a modified assumption of future mortality that reflects a significant improvement in life expectancy over the previous mortality assumptions.  Refer to Note 14, "Pension and Other Postretirement Plans" in Item 8 – "Financial Statements and Supplementary Data" for additional information.

ITEM 7A.                          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK, (continued)

The following table summarizes the impact on the September 30, 2021 actuarial valuations of changes in the primary assumptions affecting the Company's retirement plans and SERP.

	Impact of Changes in Actuarial Assumptions
	Change in Discount Rates		Change in Expected Return		Change in Market Value of Assets
	+1%	-1%	+1%	-1%	+5%	-5%
	(Dollar amounts in thousands)
Increase (decrease) in net benefit cost	$2,354	$(2,322)	$(2,013)	$2,013	$(762)	$762

(Decrease) increase in projected benefit obligation	(32,595)	40,513	—	—	—	—

Increase (decrease) in funded status	32,595	(40,513)	—	—	10,417	(10,417)

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

Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's internal control over financial reporting based on criteria in Internal Control – Integrated Framework (2013) issued by the COSO, and has concluded that the Company maintained effective internal control over financial reporting as of September 30, 2021.  The effectiveness of the Company's internal control over financial reporting as of September 30, 2021 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of
Matthews International Corporation and Subsidiaries

Opinion on Internal Control over Financial Reporting

We have audited Matthews International Corporation and Subsidiaries’ internal control over financial reporting as of September 30, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Matthews International Corporation and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of September 30, 2021, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of September 30, 2021 and 2020, the related consolidated statements of income (loss), comprehensive income (loss), shareholders' equity and cash flows for each of the three years in the period ended September 30, 2021, and the related notes and the financial statement schedule listed in the Index at Item 15(a)2 and our report dated November 19, 2021 expressed an unqualified opinion thereon.

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
November 19, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of
Matthews International Corporation and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Matthews International Corporation and Subsidiaries (the Company) as of September 30, 2021 and 2020, the related consolidated statements of income (loss), comprehensive income (loss), shareholders' equity and cash flows for each of the three years in the period ended September 30, 2021, and the related notes and the financial statement schedule listed in the Index at Item 15(a)2 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated November 19, 2021 expressed an unqualified opinion thereon.

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

Valuation of Graphics Imaging Reporting Unit Goodwill
Description of the Matter
As more fully described in Note 21 to the consolidated financial statements, during 2021, the Company performed its annual goodwill impairment test as of January 1, 2021 and determined that the estimated fair value of the Graphics Imaging (Graphics) reporting unit, within the SGK Brand Solutions segment, exceeded the carrying value (expressed as a percentage of carrying value) by approximately 5%. Significant assumptions used in the Company’s fair value estimate included revenue growth, operating profit margin, market participant assumptions, and the discount rate.

Auditing the annual goodwill impairment analysis was complex, as it included estimating the fair value of the reporting unit. In particular, the fair value estimates are sensitive to the significant assumptions named above, which are affected by expected future market or economic conditions.

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

Pittsburgh, Pennsylvania
November 19, 2021

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
September 30, 2021 and 2020
(Dollar amounts in thousands, except per share data)

ASSETS	2021	2020
Current assets:
Cash and cash equivalents	$49,176	$41,334
Accounts receivable, net of allowance for doubtful accounts of $10,654 and $9,618, respectively	309,818	295,185
Inventories	189,088	175,100
Other current assets	76,083	63,954

Total current assets	624,165	575,573

Restricted cash	19,167	—

Investments	30,438	63,250

Property, plant and equipment, net	223,707	236,788

Operating lease right-of-use-assets	80,262	72,011

Deferred income taxes	3,489	3,757

Goodwill	773,787	765,388

Other intangible assets, net	261,542	333,498

Other assets	15,521	22,368

Total assets	$2,032,078	$2,072,633

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS, continued
September 30, 2021 and 2020
(Dollar amounts in thousands, except per share data)

LIABILITIES AND SHAREHOLDERS' EQUITY	2021	2020
Current liabilities:
Long-term debt, current maturities	$4,624	$26,824
Current portion of operating lease liabilities	25,151	23,942
Trade accounts payable	112,722	82,921
Accrued compensation	68,938	58,058
Accrued income taxes	4,235	3,612
Other current liabilities	138,555	121,511
Total current liabilities	354,225	316,868

Long-term debt	759,086	807,710

Operating lease liabilities	57,272	49,297

Accrued pension	84,803	149,848

Postretirement benefits	17,958	18,600

Deferred income taxes	97,416	78,911

Other liabilities	24,915	39,966
Total liabilities	1,395,675	1,461,200

Shareholders' equity-Matthews:
Class A common stock, $1.00 par value; authorized 70,000,000 shares; 36,333,992 shares issued	36,334	36,334
Preferred stock, $100 par value, authorized 10,000 shares, none issued	—	—
Additional paid-in capital	149,484	135,187
Retained earnings	834,208	859,002
Accumulated other comprehensive loss	(192,739)	(240,719)
Treasury stock, 4,863,879 and 4,502,420 shares, respectively, at cost	(190,739)	(178,997)
Total shareholders' equity-Matthews	636,548	610,807
Noncontrolling interests	(145)	626
Total shareholders' equity	636,403	611,433

Total liabilities and shareholders' equity	$2,032,078	$2,072,633

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
for the years ended September 30, 2021, 2020 and 2019
(Dollar amounts in thousands, except per share data)

	2021	2020	2019
Sales	$1,671,030	$1,498,306	$1,537,276
Cost of sales	(1,129,198)	(1,000,537)	(994,810)

Gross profit	541,832	497,769	542,466

Selling expense	(130,199)	(125,117)	(133,368)
Administrative expense	(285,366)	(274,923)	(275,467)
Intangible amortization	(84,233)	(71,514)	(45,756)
Goodwill write-downs	—	(90,408)	(77,572)

Operating profit (loss)	42,034	(64,193)	10,303

Investment income	2,645	1,962	1,494
Interest expense	(28,684)	(34,885)	(40,962)
Other income (deductions), net	(6,762)	(9,221)	(8,918)

Income (loss) before income taxes	9,233	(106,337)	(38,083)

Income tax (provision) benefit	(6,375)	18,685	(806)

Net income (loss)	2,858	(87,652)	(38,889)

Net loss attributable to noncontrolling interests	52	497	901

Net income (loss) attributable to Matthews shareholders	$2,910	$(87,155)	$(37,988)

Earnings (loss) per share attributable to Matthews shareholders:

Basic	$0.09	$(2.79)	$(1.21)

Diluted	$0.09	$(2.79)	$(1.21)

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
for the years ended September 30, 2021, 2020 and 2019
(Dollar amounts in thousands)

	Year Ended September 30, 2021
	Matthews	Noncontrolling Interest	Total
Net income (loss)	$2,910	$(52)	$2,858
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(3,370)	(127)	(3,497)
Pension plans and other postretirement benefits	47,024	—	47,024
Unrecognized gain on derivatives:
Net change from periodic revaluation	1,873	—	1,873
Net amount reclassified to earnings	2,453	—	2,453
Net change in unrecognized gain on derivatives	4,326	—	4,326
Other comprehensive income (loss), net of tax	47,980	(127)	47,853
Comprehensive income (loss)	$50,890	$(179)	$50,711

	Year Ended September 30, 2020
	Matthews	Noncontrolling Interest	Total

Net loss	$(87,155)	$(497)	$(87,652)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	4,333	(7)	4,326
Pension plans and other postretirement benefits	(11,211)	—	(11,211)
Unrecognized (loss) gain on derivatives:
Net change from periodic revaluation	(6,130)	—	(6,130)
Net amount reclassified to earnings	650	—	650
Net change in unrecognized loss on derivatives	(5,480)	—	(5,480)
Other comprehensive loss, net of tax	(12,358)	(7)	(12,365)
Comprehensive loss	$(99,513)	$(504)	$(100,017)

	Year Ended September 30, 2019
	Matthews	Noncontrolling Interest	Total

Net loss	$(37,988)	$(901)	$(38,889)
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(21,254)	(92)	(21,346)
Pension plans and other postretirement benefits	(33,867)	—	(33,867)
Unrecognized loss on derivatives:
Net change from periodic revaluation	(6,540)	—	(6,540)
Net amount reclassified to earnings	(2,402)	—	(2,402)
Net change in unrecognized loss on derivatives	(8,942)	—	(8,942)
Other comprehensive loss, net of tax	(64,063)	(92)	(64,155)
Comprehensive loss	$(102,051)	$(993)	$(103,044)

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
for the years ended September 30, 2021, 2020 and 2019
(Dollar amounts in thousands, except per share data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income (net of tax)	Treasury Stock	Non- controlling Interests	Total
Balance, September 30, 2018	$36,334	$129,252	$1,040,378	$(164,298)	$(173,315)	$363	$868,714
Net loss	—	—	(37,988)	—	—	(901)	(38,889)
Pension plans and other postretirement benefits	—	—	—	(33,867)	—	—	(33,867)
Translation adjustment	—	—	—	(21,254)	—	(92)	(21,346)
Fair value of derivatives	—	—	—	(8,942)	—	—	(8,942)
Total comprehensive loss							(103,044)
Stock-based compensation	—	7,729	—	—	—	—	7,729
Purchase of 709,970 shares of treasury stock	—	—	—	—	(26,127)	—	(26,127)
Issuance of 3,782 shares of treasury stock	—	(154)	—	—	154	—	—
Cancellation of 20,114 shares of treasury stock	—	947	—	—	(947)	—	—
Dividends	—	—	(25,620)	—	—	—	(25,620)
Acquisitions	—	—	—	—	—	1,760	1,760
Cumulative tax adjustment for intra-entity transfers	—	—	(4,176)	—	—	—	(4,176)
Balance, September 30, 2019	$36,334	$137,774	$972,594	$(228,361)	$(200,235)	$1,130	$719,236
Net loss	—	—	(87,155)	—	—	(497)	(87,652)
Pension plans and other postretirement benefits	—	—	—	(11,211)	—	—	(11,211)
Translation adjustment	—	—	—	4,333	—	(7)	4,326
Fair value of derivatives	—	—	—	(5,480)	—	—	(5,480)
Total comprehensive loss							(100,017)
Stock-based compensation	—	8,096	—	—	—	—	8,096
Purchase of 173,576 shares of treasury stock	—	—	—	—	(4,428)	—	(4,428)
Issuance of 12,125 shares of treasury stock	—	(486)	—	—	486	—	—
Cancellation of 23,461 shares of treasury stock	—	1,527	—	—	(1,527)	—	—
Dividends	—	—	(26,437)	—	—	—	(26,437)
Pension contribution of 668,000 shares of treasury stock	—	(11,724)	—	—	26,707	—	14,983
Balance, September 30, 2020	$36,334	$135,187	$859,002	$(240,719)	$(178,997)	$626	$611,433
Net income (loss)	—	—	2,910	—	—	(52)	2,858
Pension plans and other postretirement benefits	—	—	—	47,024	—	—	47,024
Translation adjustment	—	—	—	(3,370)	—	(127)	(3,497)
Fair value of derivatives	—	—	—	4,326	—	—	4,326
Total comprehensive income							50,711
Stock-based compensation	—	15,581	—	—	—	—	15,581
Purchase of 380,109 shares of treasury stock	—	—	—	—	(11,858)	—	(11,858)
Issuance of 53,377 shares of treasury stock	—	(2,097)	—	—	2,097	—	—
Cancellation of 34,727 shares of treasury stock	—	1,981	—	—	(1,981)	—	—
Dividends	—	—	(27,704)	—	—	—	(27,704)
Transactions with noncontrolling interests	—	(1,168)	—	—	—	(592)	(1,760)
Balance, September 30, 2021	$36,334	$149,484	$834,208	$(192,739)	$(190,739)	$(145)	$636,403
The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended September 30, 2021, 2020 and 2019
(Dollar amounts in thousands)

	2021	2020	2019
Cash flows from operating activities:
Net income (loss)	$2,858	$(87,652)	$(38,889)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	133,512	119,058	90,793
Stock-based compensation expense	15,581	8,096	7,729
Deferred tax provision (benefit)	4,158	(16,607)	(6,783)
Gain on sale of assets, net	(412)	(348)	(8,567)
(Gain) loss on sale of ownership interests in subsidiaries	—	(11,208)	6,469
Losses from equity-method investments	—	3,498	2,050
Realized loss on cost-method investments	—	—	4,731
Other investment gains	(1,364)	(2,066)	(305)
Goodwill write-downs	—	90,408	77,572
Changes in working capital items	12,982	46,367	(12,482)
Decrease in other assets	15,115	16,392	4,677
(Decrease) increase in other liabilities	(16,346)	4,886	7,540
Other operating activities, net	(3,273)	9,623	(3,452)
Net cash provided by operating activities	162,811	180,447	131,083
Cash flows from investing activities:
Capital expenditures	(34,313)	(34,849)	(37,688)
Acquisitions, net of cash acquired	(15,623)	(1,000)	(11,504)
Proceeds from sale of assets	2,776	624	13,253
Proceeds from sale of investments	34,167	—	—
Proceeds from sale of ownership interests in subsidiaries	—	42,210	8,254
Investments and advances	—	(9,703)	(33,074)
Net cash used in investing activities	(12,993)	(2,718)	(60,759)
Cash flows from financing activities:
Proceeds from long-term debt	625,628	1,154,809	503,693
Payments on long-term debt	(702,395)	(1,281,092)	(519,731)
Purchases of treasury stock	(11,858)	(4,428)	(26,127)
Dividends	(27,704)	(26,437)	(25,620)
Acquisition holdback and contingent consideration payments	(1,781)	(10,215)	(4,421)
Transactions with noncontrolling interests	(1,760)	—	—
Other financing activities	(2,982)	(4,889)	(2,836)
Net cash used in financing activities	(122,852)	(172,252)	(75,042)
Effect of exchange rate changes on cash	43	555	(1,552)
Net change in cash, cash equivalents and restricted cash	27,009	6,032	(6,270)
Cash, cash equivalents and restricted cash at beginning of year	41,334	35,302	41,572
Cash, cash equivalents and restricted cash at end of year	$68,343	$41,334	$35,302
Cash paid during the year for:
Interest	$28,824	$35,269	$41,453
Income taxes	9,166	20,734	15,467
Non-cash investing and financing activities:
Contribution of treasury stock to the Company's principal defined benefit retirement plan ("DB Plan")	—	14,983	—

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

1.     NATURE OF OPERATIONS:

Matthews International Corporation ("Matthews" or the "Company"), founded in 1850 and incorporated in Pennsylvania in 1902, is a global provider of brand solutions, memorialization products and industrial technologies. Brand solutions consists of brand management, pre-media services, printing plates and cylinders, engineered products (including energy solutions), imaging services, digital asset management, merchandising display systems, and marketing and design services primarily for the consumer goods and retail industries. Memorialization products consist primarily of bronze and granite memorials and other memorialization products, caskets, and cremation and incineration equipment primarily for the cemetery and funeral home industries. Industrial technologies include marking and coding equipment and consumables, industrial automation products and order fulfillment systems for identifying, tracking, picking and conveying consumer and industrial products.

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

Cash, Cash Equivalents and Restricted Cash:

The Company considers all investments purchased with a remaining maturity of three months or less to be cash equivalents.  Restricted cash represents amounts held for specific purposes, which are not available for general business use. The carrying amount of cash, cash equivalents and restricted cash approximates fair value due to the short-term maturities of these instruments.

Trade Receivables and Allowance for Doubtful Accounts:

Trade receivables are carried at their estimated collectible amounts. Trade credit is generally extended on a short-term basis; thus trade receivables do not bear interest, although a finance charge may be applied to such receivables that are more than 30 days past due. The allowance for doubtful accounts is based on an evaluation of historical collection experience, the aging of accounts receivable, and economic trends and forecasts, and also reflects adjustments for specific customer accounts for which available facts and circumstances indicate collectability may be uncertain.

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

Revenue Recognition:

Revenue is recognized when control of a good or service promised in a contract (i.e., performance obligation) is transferred to a customer. Control is obtained when a customer has the ability to direct the use of and obtain substantially all of the remaining benefits from that good or service. For substantially all transactions, control passes in accordance with agreed upon delivery terms, including in certain circumstances, customer acceptance. This approach is consistent with the Company’s historical revenue recognition methodology. In limited instances revenue is recognized over time as critical milestones are met and as services are provided. Transaction price, for revenue recognition, is allocated to each performance obligation consisting of the stand alone selling price for goods and services, as well as warranties. Transaction price also reflects estimates of rebates, other sales or contract renewal incentives, cash discounts and sales returns ("Variable Consideration"). Estimates are made for Variable Consideration based on contract terms and historical experience of actual results and are applied to the performance obligations as they are satisfied. Each product or service delivered to a third-party customer is considered to satisfy a performance obligation. Performance obligations generally occur at a point in time and are satisfied when control of the goods passes to the customer. Certain revenue related to mausoleum construction and significant engineering projects, including purpose-built engineered products (primarily in support of the electric vehicle and energy storage industries), cremation and incineration projects, and marking and industrial automation projects, are recognized over time using the input method measuring progress toward completion of such projects. Amounts recognized using the over time method were approximately 10% of the Company's consolidated revenue for the year ended September 30, 2021, and less than 5% of the Company's consolidated revenue for the years ended September 30, 2020 and 2019. The Company is entitled to collection of the sales price under normal credit terms in the regions in which it operates. Refer to Note 4, “Revenue Recognition,” for a further discussion.

Shipping and Handling Fees and Costs:

All fees billed to the customer for shipping and handling are classified as a component of net revenues. All costs associated with shipping and handling are classified as a component of cost of sales or selling expense.

Research and Development Expenses:

Research and development costs are expensed as incurred and were approximately $13,206, $13,363 and $15,043 for the years ended September 30, 2021, 2020 and 2019, respectively.

Stock-Based Compensation:

Stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the employee requisite service period.

Income Taxes:

Deferred tax assets and liabilities are provided for the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse.  Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized.  Deferred income taxes have not been provided on undistributed earnings of foreign subsidiaries since they have either been previously taxed, or are exempt from tax, and such earnings are considered to be reinvested indefinitely in foreign operations.

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
Adopted

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

The following table summarizes the activity for the accounts receivable allowance for doubtful accounts for the year ended September 30, 2021:

Accounts Receivable Allowance for Doubtful Accounts
Balance at October 1, 2020	$9,618
Current period expense	2,182
Deductions (1)	(1,146)
Balance at September 30, 2021	$10,654
(1) Amounts determined not to be collectible (including direct write-offs), net of recoveries.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

3.     ACCOUNTING PRONOUNCEMENTS, (continued)

ASU No. 2018-11 provides an additional transition method to adopt ASU No. 2016-02. Under the transition method, an entity initially applies the new leases standard at the adoption date versus at the beginning of the earliest period presented and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company adopted the standard using the transition method as of October 1, 2019. Under this approach, the Company recognized and recorded ROU assets and related lease liabilities on the Consolidated Balance Sheet of approximately $80,000 with no impact to retained earnings. As part of the adoption, the Company elected the package of practical expedients permitted under the transition guidance which includes the ability to carry forward historical lease classification.

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

The Company disaggregates revenue from contracts with customers by geography, as it believes geographic regions best depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. Disaggregated sales by segment and region for the years ended September 30, 2021, 2020 and 2019 were as follows:

	North America	Central and South America	Europe	Australia	Asia	Consolidated
SGK Brand Solutions:
2021	$288,054	$5,036	$372,080	$13,336	$48,389	$726,895
2020	305,527	6,304	326,776	12,097	42,389	693,093
2019	320,553	5,853	362,088	11,767	43,608	743,869

Memorialization:
2021	$710,926	$—	$47,858	$10,232	$—	$769,016
2020	611,496	—	35,557	8,982	—	656,035
2019	590,575	—	37,199	9,118	—	636,892

Industrial Technologies:
2021	$142,416	$—	$26,336	$—	$6,367	$175,119
2020	120,682	—	25,498	—	2,998	149,178
2019	127,140	—	26,966	—	2,409	156,515

Consolidated:
2021	$1,141,396	$5,036	$446,274	$23,568	$54,756	$1,671,030
2020	1,037,705	6,304	387,831	21,079	45,387	1,498,306
2019	1,038,268	5,853	426,253	20,885	46,017	1,537,276

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

5.    FAIR VALUE MEASUREMENTS:

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A three level fair value hierarchy is used to prioritize the inputs used in valuations, as defined below:

Level 1:	Observable inputs that reflect unadjusted quoted prices for identical assets or liabilities in active markets.
Level 2:	Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.
Level 3:	Unobservable inputs for the asset or liability.

As of September 30, 2021 and 2020, the fair values of the Company's assets and liabilities measured on a recurring basis were categorized as follows:

	September 30, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Derivatives (1)	$—	$209	$—	$209
Equity and fixed income mutual funds	—	6,936	—	6,936
Life insurance policies	—	4,626	—	4,626
Total assets at fair value	$—	$11,771	$—	$11,771

Liabilities:
Derivatives (1)	$—	$2,232	$—	$2,232
Total liabilities at fair value	$—	$2,232	$—	$2,232
(1) Interest rate swaps and cross currency swaps are valued based on observable market swap rates and are classified within Level 2 of the fair value hierarchy.

	September 30, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Equity and fixed income mutual funds	$—	$24,610	$—	$24,610
Life insurance policies	—	4,621	—	4,621
Total assets at fair value	$—	$29,231	$—	$29,231

Liabilities:
Derivatives (1)	$—	$7,792	$—	$7,792
Total liabilities at fair value	$—	$7,792	$—	$7,792
(1) Interest rate swaps are valued based on observable market swap rates and are classified within Level 2 of the fair value hierarchy.

The carrying values for other financial assets and liabilities approximated fair value for the years ended September 30, 2021 and 2020.

6.    INVENTORIES:

Inventories at September 30, 2021 and 2020 consisted of the following:

	2021	2020
Raw materials	$37,673	$36,157
Work in process	75,997	70,128
Finished goods	75,418	68,815
	$189,088	$175,100

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

7.     INVESTMENTS:
At September 30, 2021 and 2020, non-current investments were as follows:

	2021	2020
Equity and fixed income mutual funds	$6,936	$24,610
Life insurance policies	4,626	4,621
Equity-method investments	458	446
Other (primarily cost-method) investments	18,418	33,573
	$30,438	$63,250

Equity and fixed income mutual funds primarily represent investments held in trust for the Company's non-qualified Supplemental Retirement Plan ("SERP") and are classified as trading securities and recorded at fair value.  The market value of these investments exceeded cost by $138 at September 30, 2020. During fiscal 2021, the Company sold certain investments held in trust for its SERP. Such amounts totaled $19,167 and were reported as restricted cash as of September 30, 2021. Realized and unrealized gains and losses are recorded in investment income.

During fiscal 2020, the Company made investments of $9,482 in a non-consolidated Memorialization subsidiary. The Company subsequently sold its ownership interest in this subsidiary in fiscal 2020 for $42,210 of cash and $15,000 of senior preferred shares. In connection with this sale transaction, the Company recognized a pre-tax gain of $11,208 which was recorded as a component of administrative expenses for the year ended September 30, 2020. During fiscal 2021, the Company received $15,000 for the full redemption of the senior preferred shares. The senior preferred shares were included within other investments in the table above for the year ended September 30, 2020.

8.     PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment and the related accumulated depreciation at September 30, 2021 and 2020 were as follows:

	2021	2020
Buildings	$109,912	$113,231
Machinery, equipment and other	485,691	486,282
	595,603	599,513
Less accumulated depreciation	(400,281)	(391,436)
	195,322	208,077
Land	16,619	16,660
Construction in progress	11,766	12,051
	$223,707	$236,788

Depreciation expense, including amortization of assets under finance lease, was $49,279, $47,544 and $45,037 for each of the three years ended September 30, 2021, 2020 and 2019, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

9.    LONG-TERM DEBT:

Long-term debt at September 30, 2021 and 2020 consisted of the following:

	2021	2020
Revolving credit facilities	$350,597	$416,793
Securitization facility	95,990	67,700
Senior secured term loan	—	22,359
2025 Senior Notes	297,796	297,256
Other borrowings	10,150	20,742
Finance lease obligations	9,177	9,684
Total debt	763,710	834,534
Less current maturities	(4,624)	(26,824)
Long-term debt	$759,086	$807,710

The Company has a domestic credit facility with a syndicate of financial institutions that includes a $750,000 senior secured revolving credit facility, which matures in March 2025, and a $35,000 senior secured amortizing term loan. The senior secured amortizing term loan was paid in full in March 2021. A portion of the revolving credit facility (not to exceed $350,000) can be drawn in foreign currencies. Borrowings under the revolving credit facility bear interest at LIBOR (Euro LIBOR for balances drawn in Euros) plus a factor ranging from 0.75% to 2.00% (1.00% at September 30, 2021) based on the Company's secured leverage ratio.  The secured leverage ratio is defined as net secured indebtedness divided by EBITDA (earnings before interest, income taxes, depreciation and amortization) as defined within the domestic credit facility agreement.  The Company is required to pay an annual commitment fee ranging from 0.15% to 0.30% (based on the Company's leverage ratio) of the unused portion of the revolving credit facility. The Company incurred debt issuance costs in connection with the domestic credit facility. Unamortized costs were $2,182 and $2,734 at September 30, 2021 and September 30, 2020, respectively.

The domestic credit facility requires the Company to maintain certain leverage and interest coverage ratios. A portion of the facility (not to exceed $35,000) is available for the issuance of trade and standby letters of credit. Outstanding U.S. dollar denominated borrowings on the revolving credit facility at September 30, 2021 and 2020 were $349,780 and $257,439, respectively. There were no outstanding Euro denominated borrowings on the revolving credit facility at September 30, 2021. Outstanding Euro denominated borrowings on the revolving credit facility at September 30, 2020 were €117.0 million ($137,188). There were no outstanding borrowings on the term loan as of September 30, 2021. Outstanding borrowings on the term loan at September 30, 2020 were $22,359. The weighted-average interest rate on outstanding borrowings for the domestic credit facility (including the effects of interest rate swaps and Euro denominated borrowings) at September 30, 2021 and 2020 was 2.03% and 2.41%, respectively.

The Company has $300,000 of 5.25% senior unsecured notes due December 1, 2025 (the "2025 Senior Notes"). The 2025 Senior Notes bear interest at a rate of 5.25% per annum with interest payable semi-annually in arrears on June 1 and December 1 of each year. The Company's obligations under the 2025 Senior Notes are guaranteed by certain of the Company's direct and indirect wholly-owned domestic subsidiaries. The Company is subject to certain covenants and other restrictions in connection with the 2025 Senior Notes. The Company incurred direct financing fees and costs in connection with 2025 Senior Notes. Unamortized costs were $2,204 and $2,744 at September 30, 2021 and 2020, respectively.

The Company has a $115,000 accounts receivable securitization facility (the "Securitization Facility") with certain financial institutions, which matures in March 2022 and the Company intends to extend this facility. Under the Securitization Facility, the Company and certain of its domestic subsidiaries sell, on a continuous basis without recourse, their trade receivables to Matthews Receivables Funding Corporation, LLC (“Matthews RFC”), a wholly-owned bankruptcy-remote subsidiary of the Company. Matthews RFC in turn assigns a collateral interest in these receivables to certain financial institutions, and then may borrow funds under the Securitization Facility. The Securitization Facility does not qualify for sale treatment. Accordingly, the trade receivables and related debt obligations remain on the Company's Consolidated Balance Sheet. Borrowings under the Securitization Facility bear interest at LIBOR plus 0.75%. The Company is required to pay an annual commitment fee ranging from 0.25% to 0.35% of the unused portion of the Securitization Facility. Outstanding borrowings under the Securitization Facility at September 30, 2021 and 2020 were $95,990 and $67,700, respectively. The interest rate on borrowings under this facility at September 30, 2021 and 2020 was 0.83% and 0.90%, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

9.    LONG-TERM DEBT, (continued)
The following table presents information related to interest rate contracts entered into by the Company and designated as cash flow hedges:

	September 30, 2021	September 30, 2020
Pay fixed swaps - notional amount	$250,000	$312,500
Net unrealized loss	$(2,062)	$(7,792)
Weighted-average maturity period (years)	2.2	2.6
Weighted-average received rate	0.08%	0.15%
Weighted-average pay rate	1.34%	1.34%

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

The fair value of the interest rate swaps reflected an unrealized loss net of unrealized gains of $2,062 ($1,558 after tax) and an unrealized loss of $7,792 ($5,884 after tax) at September 30, 2021 and 2020, respectively, that is included in shareholders' equity as part of accumulated other comprehensive income ("AOCI").  Assuming market rates remain constant with the rates at September 30, 2021, a loss (net of tax) of approximately $1,428 included in AOCI is expected to be recognized in earnings over the next twelve months.
At September 30, 2021 and 2020, the interest rate swap contracts were reflected on a gross-basis in the consolidated balance sheets as follows:

Derivatives:	2021	2020
Current assets:
Other current assets	$31	$—
Long-term assets:
Other assets	139	—
Current liabilities:
Other current liabilities	(1,922)	(3,164)
Long-term liabilities:
Other liabilities	(310)	(4,628)
Total derivatives	$(2,062)	$(7,792)

The (losses) gains recognized on derivatives was as follows:

Derivatives in Cash Flow Hedging Relationships	Location of (Loss) Gain Recognized in Income on Derivatives	Amount of (Loss) Gain Recognized in Income on Derivatives
		2021	2020	2019
Interest rate swaps	Interest expense	$(3,249)	$(861)	$3,181

The Company recognized the following (losses) gains in AOCI:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives			Location of (Loss) Gain Reclassified from AOCI into Income	Amount of (Loss) Gain Reclassified from AOCI into Income (Effective Portion*)
	2021	2020	2019	(Effective Portion*)	2021	2020	2019

Interest rate swaps	$1,873	$(6,130)	$(6,540)	Interest expense	$(2,453)	$(650)	$2,402
* There is no ineffective portion or amount excluded from effectiveness testing.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

9.    LONG-TERM DEBT, (continued)
The Company, through certain of its European subsidiaries, has a credit facility with a European bank, which is guaranteed by Matthews.  The maximum amount of borrowings available under this facility is €25.0 million ($28,976), which includes €8.0 million ($9,272) for bank guarantees. The credit facility matures in December 2021 and the Company intends to continue to extend this facility. Outstanding borrowings under the credit facility totaled €704,000 ($817) and €18.9 million ($22,166) at September 30, 2021 and 2020, respectively. The weighted-average interest rate on outstanding borrowings under this facility was 2.25% and 1.25% at September 30, 2021 and 2020, respectively.

Other borrowings totaled $10,150 and $20,742 at September 30, 2021 and 2020, respectively. The weighted-average interest rate on these borrowings was 2.19% and 2.10% at September 30, 2021 and 2020, respectively.

During fiscal 2021, the Company entered into a U.S. Dollar/Euro cross currency swap with a notional amount of $94,464 as of September 30, 2021, which was designated as a net investment hedge of foreign operations. The swap contract matures in seven years. The Company assesses hedge effectiveness for this contract based on changes in fair value attributable to changes in spot prices. A gain of $22 (net of income taxes of $7) which represented an effective hedge of net investments, was reported as a component of AOCI within currency translation adjustment for fiscal 2021. Income of $63, which represented the recognized portion of the fair value excluded from the assessment of hedge effectiveness, was included in current period earnings as a component of interest expense for fiscal 2021.

The Company previously used certain foreign currency debt instruments as net investment hedges of foreign operations. Currency losses of $5,370 (net of income taxes of $1,743) and currency losses of $4,377 (net of income taxes of $1,420), which represent effective hedges of net investments, were reported as a component of AOCI within currency translation adjustment for fiscal 2021 and 2020, respectively.

In September 2014, a claim was filed by a customer seeking to draw upon a letter of credit issued by the Company of £8,570,000 ($11,535 at September 30, 2021) with respect to a performance guarantee on an incineration equipment project in Saudi Arabia. Management assessed the customer's demand to be without merit and initiated an action with the court in the United Kingdom (the "U.K. Court"). Pursuant to this action, an order was issued by the U.K. Court in January 2015 requiring that, upon receipt by the customer, the funds were to be remitted by the customer to the U.K. Court pending resolution of the dispute between the parties. As a result, the Company made payment on the draw to the financial institution for the letter of credit and the funds were ultimately received by the customer. The customer did not remit the funds to the U.K. Court as ordered. On June 14, 2016, the U.K. Court ruled completely in favor of Matthews following a trial on the merits. However, the dispute involved litigation in multiple foreign jurisdictions because the contract between the parties included a venue clause requiring the venue for any litigation to be in the United Kingdom, while the enforcement of any final judgment was required to be executed in Saudi Arabia. Thus, the Company pursued a trial on the merits in Saudi Arabia. On November 9, 2020, the judge in the Commercial Court of Saudi Arabia issued a final judgment against the customer in the amount of £10,450,000 (representing the full claim amount plus interest) in favor of Matthews and the customer did not appeal the ruling by the Commercial Court. As result, the judgment is now final and enforceable in Saudi Arabia. The Company is assessing options to enforce and collect upon the judgment and its level of success in recovering funds from the customer will depend upon several factors, including the availability of recoverable funds, and the level of support of the Saudi Arabian government to enforce the judgment against the customer.

During fiscal 2020 and fiscal 2021, the Saudi Arabian government enforced restrictions on travel to Mecca due to the COVID-19 pandemic. As a result, the Company was not able to support the operation of the incineration equipment for the local agency responsible for its operation during the prior two (2) Hajj Pilgrimages. Consequently, the Company continues to have concerns regarding the level of anticipated support from the government in its collection efforts. As a result of these concerns and other collectability risks, the Company established a reserve for the full value of the funded letter of credit as of June 30, 2020, and has made no adjustments to the reserve since that time. The Company will continue to assess the accounting and collectability related to this matter as facts and circumstances evolve.

As of September 30, 2021 and 2020, the fair value of the Company's long-term debt, including current maturities, which is classified as Level 2 in the fair value hierarchy, approximated the carrying value included in the Consolidated Balance Sheets. The Company was in compliance with all of its debt covenants as of September 30, 2021

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

9.    LONG-TERM DEBT, (continued)
Aggregate maturities by fiscal year of long-term debt, including other borrowings, is as follows:

2022	$97,757	(a)
2023	1,058
2024	1,055
2025	350,854
2026	298,892
Thereafter	4,917
	754,533
Finance lease obligations	9,177	(b)
	$763,710
(a) The Company maintains certain debt facilities with current maturity dates in fiscal 2022 that it intends and has the ability to extend beyond fiscal 2022 totaling $96,807. These balances have been classified as non-current on the Company's Consolidated Balance Sheet.
(b) Aggregate maturities of finance lease obligations can be found in Note 10, "Leases."

10.    LEASES:

The Company’s lease portfolio includes various contracts for real estate, vehicles, information technology and other equipment. The following table presents the balance sheet and lease classification for the Company's lease portfolio as of September 30, 2021 and 2020, respectively:

Balance Sheet Classification	Lease Classification	2021	2020
Non-current assets:
Property, plant and equipment, net	Finance	$12,337	$9,185
Other assets	Operating	80,262	72,011
Total lease assets		$92,599	$81,196

Current liabilities:
Long-term debt, current maturities	Finance	$3,674	$3,515
Other current liabilities	Operating	25,151	23,942
Non-current liabilities:
Long-term debt	Finance	5,503	6,169
Other liabilities	Operating	57,272	49,297
Total lease liabilities		$91,600	$82,923

The following table presents the components of lease cost for the years ended September 30, 2021 and 2020, respectively:

	2021	2020
Finance lease cost:
Amortization of ROU assets	$4,016	$2,112
Interest on lease liabilities	248	206
Operating lease cost (a)	21,716	23,735
Variable lease cost (a)	6,752	5,298
Sublease income	(83)	(732)
Total lease cost	$32,649	$30,619
(a) Annual lease cost under operating leases were $28,468, $29,033 and $38,015 in fiscal 2021, 2020 and 2019, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

10.    LEASES, (continued)
Supplemental information regarding the Company's leases follows:

	For the Year Ended September 30,
	2021	2020
Cash paid for finance and operating lease liabilities:
Operating cash flows from finance leases	$255	$207
Operating cash flows from operating leases	$28,246	$29,309
Financing cash flows from finance leases	$4,134	$2,064
ROU assets obtained in exchange for new finance lease liabilities	$3,687	$2,613
ROU assets obtained in exchange for new operating lease liabilities	$16,341	$12,442

	September 30, 2021	September 30, 2020
Weighted-average remaining lease term - finance leases (years)	3.85	4.39
Weighted-average remaining lease term - operating leases (years)	3.82	3.52
Weighted-discount rate - finance leases	2.70%	2.89%
Weighted-discount rate - operating leases	2.28%	2.82%

Maturities of lease obligations by fiscal year were as follows as of September 30, 2021:

	Operating Leases	Finance Leases
2022	$26,643	$3,927
2023	20,953	2,125
2024	15,588	1,222
2025	10,777	565
2026	7,863	456
Thereafter	4,341	1,592
Total future minimum lease payments	86,165	9,887
Less: Interest	3,742	710
Present value of lease liabilities:	$82,423	$9,177

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

11.     SHAREHOLDERS' EQUITY:

The authorized common stock of the Company consists of 70,000,000 shares of Class A Common Stock, $1.00 par value.

The Company has a stock repurchase program.  The buy-back program is designed to increase shareholder value, enlarge the Company's holdings of its common stock, and add to earnings per share.  Repurchased shares may be retained in treasury, utilized for acquisitions, or reissued to employees or other purchasers, subject to the restrictions set forth in the Company's Restated Articles of Incorporation.  On July 28, 2021, the Company's Board of Directors approved the continuation of the stock repurchase program and increased the authorization for stock repurchases by an additional 2,500,000 shares. Under the current authorization, 2,658,627 shares remain available for repurchase as of September 30, 2021.

12.     SHARE-BASED PAYMENTS:

The Company maintains an equity incentive plan (the "2017 Equity Incentive Plan") that provides for grants of stock options, restricted shares, restricted share units, stock-based performance units and certain other types of stock-based awards. Under the 2017 Equity Incentive Plan, which has a ten-year term, the maximum number of shares available for grants or awards is an aggregate of 1,700,000.  In November 2021, the Board of Directors approved the Amended and Restated 2017 Equity Incentive Plan (the "Amended 2017 Plan"), which increases the maximum number of shares available for grants or awards to an aggregate of 3,450,000. The Amended 2017 Plan is subject to shareholder approval at the February 2022 Annual Shareholder Meeting. At September 30, 2021, 37,640 shares have been issued under the 2017 Equity Incentive Plan. 478,963 time-based restricted share units, 585,947 performance-based restricted share units, and 75,000 stock options have been granted under the 2017 Equity Incentive Plan. 1,087,445 of these share-based awards are outstanding as of September 30, 2021. The 2017 Equity Incentive Plan is administered by the Compensation Committee of the Board of Directors (the "Committee").

For the years ended September 30, 2021, 2020 and 2019, stock-based compensation cost totaled $15,581, $8,096 and $7,729, respectively. The associated future income tax benefit recognized was $3,247, $1,665 and $1,535 for the years ended September 30, 2021, 2020 and 2019, respectively.

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

With respect to the restricted share unit grants, units generally vest on the third anniversary of the grant date. The number of units that vest depend on certain time and performance thresholds. Such performance thresholds include adjusted earnings per share, return on invested capital, appreciation in the market value of the Company's Class A Common Stock, or other targets established by the Committee. Approximately 42% of the outstanding share units vest based on time, while the remaining vest based on pre-defined performance thresholds. The Company issues common stock from treasury shares once vested.

The transactions for restricted shares and restricted share units for the year ended September 30, 2021 were as follows:

	Shares	Weighted- average Grant-date Fair Value
Non-vested at September 30, 2020	750,322	$40.88
Granted	499,050	30.06
Vested	(127,540)	51.90
Expired or forfeited	(38,467)	55.79
Non-vested at September 30, 2021	1,083,365	$34.07

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

As of September 30, 2021, the total unrecognized compensation cost related to all unvested stock-based awards was $10,858 which is expected to be recognized over a weighted-average period of 1.8 years.

The fair value of certain restricted share units that are subject to performance conditions and the fair value of stock options are estimated on the date of grant using a binomial lattice valuation model. The following table indicates the assumptions used in estimating the fair value of certain stock-based awards granted during the year ended September 30, 2021.

	Restricted Share Units	Stock Options
Expected volatility	42.9%	41.9%
Dividend yield	3.2%	3.1%
Average risk-free interest rate	0.2%	0.5%
Average expected term (years)	3.0	5.0

The risk-free interest rate is based on United States Treasury yields at the date of grant. The dividend yield is based on the most recent dividend payment and average stock price over the 12 months prior to the grant date. Expected volatilities are based on the historical volatility of the Company's stock price. The expected term for grants in the year ended September 30, 2021 represents an estimate of the average period of time for restricted share units and stock options to vest.

The Company maintains the 2019 Director Fee Plan, the Amended and Restated 2014 Director Fee Plan and the 1994 Director Fee Plan (collectively, the "Director Fee Plans"). There will be no further fees or share-based awards granted under the Amended and Restated 2014 Director Fee Plan and the 1994 Director Fee Plan.  Under the 2019 Director Fee Plan, non-employee directors (except for the Chairman of the Board) each receive, as an annual retainer fee for fiscal 2021, either cash or shares of the Company's Class A Common Stock with a value equal to $85.  The annual retainer fee for fiscal 2021 paid to a non-employee Chairman of the Board is $185.  Where the annual retainer fee is provided in shares, each director may elect to be paid these shares on a current basis or have such shares credited to a deferred stock account as phantom stock, with such shares to be paid to the director subsequent to leaving the Board.  The total number of shares of stock that have been authorized to be issued under the 2019 Director Fee Plan or credited to a deferred stock compensation account for subsequent issuance is 150,000 shares of Common Stock (subject to adjustment upon certain events such as stock dividends or stock splits).  The value of deferred shares is recorded in other liabilities.  A total of 38,657 shares and share units had been deferred under the Director Fee Plans at September 30, 2021.  Additionally, non-employee directors each receive an annual stock-based grant (non-statutory stock options, stock appreciation rights and/or restricted shares or units) with a value of $125 for fiscal year 2021.  As of September 30, 2021, 271,807 restricted shares and restricted share units have been granted under the Director Fee Plans, 98,578 of which were issued under the 2019 Director Fee Plan. 74,639 restricted shares and restricted share units are unvested at September 30, 2021.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

13.     EARNINGS PER SHARE:

The information used to compute earnings (loss) per share attributable to Matthews' common shareholders was as follows:

	2021	2020	2019
Net income (loss) attributable to Matthews shareholders	$2,910	$(87,155)	$(37,988)

Weighted-average shares outstanding (in thousands):
Basic shares	31,696	31,190	31,416
Effect of dilutive securities	291	—	—
Diluted shares	31,987	31,190	31,416

Anti-dilutive securities excluded from the dilutive calculation were insignificant for the fiscal year ended September 30, 2021. During periods in which the Company incurs a net loss, diluted weighted-average shares outstanding are equal to basic weighted-average shares outstanding because the effect of all equity awards is anti-dilutive.

14.    PENSION AND OTHER POSTRETIREMENT PLANS:

The Company provides defined benefit pension and other postretirement plans to certain employees. Effective January 1, 2014, the Company's DB Plan was closed to new participants.

In April 2021, the Committee approved resolutions to freeze all future benefit accruals for all participants in the Company's SERP and the defined benefit portion of the Officers Retirement Restoration Plan (“ORRP”), effective April 30, 2021. In August 2021, the Committee approved the termination of the SERP and the defined benefit portion of the ORRP. In September 2021, the Company notified SERP and ORRP participants of its intention to fully settle the obligations of the SERP and ORRP in early fiscal 2023.

In August 2021, the Company's Board of Directors approved the freeze of all future benefit accruals for the Company's DB Plan, effective September 30, 2021, and the planned termination of the DB Plan in early fiscal 2022. At such time, the Company notified all plan participants of the Company's intentions to terminate and fully settle the obligations of the DB Plan early in fiscal 2022.

The freezing of the DB Plan, SERP, and ORRP triggered curtailments, which resulted in the remeasurement of the projected benefit obligations and the immediate recognition of prior service costs in earnings, which were previously included within AOCI.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

14.    PENSION AND OTHER POSTRETIREMENT PLANS, (continued)
The following provides a reconciliation of benefit obligations, plan assets and funded status of the plans as of the Company's actuarial valuation as of September 30, 2021 and 2020:

	Pension		Other Postretirement
	2021	2020	2021	2020
Change in benefit obligation:
Benefit obligation, beginning of year	$318,887	$289,957	$19,431	$20,952
Service cost	7,919	8,679	201	227
Interest cost	6,145	7,735	376	501
Actuarial (gain) loss	(8,045)	23,827	(660)	(1,402)
Curtailment gain	(17,324)	—	—	—
Special termination benefits	315	—	—	—
Exchange (gain) loss	(133)	799	—	—
Benefit payments	(13,838)	(12,110)	(507)	(847)
Benefit obligation, end of year (1)	293,926	318,887	18,841	19,431

Change in plan assets:
Fair value, beginning of year (2)	168,134	155,313	—	—
Actual return	37,789	8,705	—	—
Benefit payments	(13,838)	(12,110)	(507)	(847)
Employer contributions	16,259	16,226	507	847
Fair value, end of year (2)	208,344	168,134	—	—

Funded status (2)	(85,582)	(150,753)	(18,841)	(19,431)
Unrecognized actuarial loss	49,545	110,971	16	676
Unrecognized prior service (credit) cost	(309)	343	(1,684)	(2,048)
Net amount recognized	$(36,346)	$(39,439)	$(20,509)	$(20,803)

Amounts recognized in the consolidated balance sheet:
Current liability	$(779)	$(905)	$(883)	$(831)
Noncurrent benefit liability	(84,803)	(149,848)	(17,958)	(18,600)
Accumulated other comprehensive loss (income)	49,236	111,314	(1,668)	(1,372)
Net amount recognized	$(36,346)	$(39,439)	$(20,509)	$(20,803)

Amounts recognized in accumulated
other comprehensive loss (income):
Net actuarial loss	$49,545	$110,971	$16	$676
Prior service (credit) cost	(309)	343	(1,684)	(2,048)
Net amount recognized	$49,236	$111,314	$(1,668)	$(1,372)
(1) Gains and losses related to changes in assumptions (e.g., discount rate, mortality, etc.), asset, salary and other experience, and curtailments impacted benefit obligations.

(2) The fair value of plan assets and funded status do not include the value of investments and restricted cash held in trust for the Company's non-qualified SERP. The combined value of these investments and restricted cash totaled $26,103 and $24,610 as of September 30, 2021 and 2020, respectively. Refer to Note 7, "Investments" for further details.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

14.    PENSION AND OTHER POSTRETIREMENT PLANS, (continued)
Based upon actuarial valuations performed as of September 30, 2021 and 2020, the accumulated benefit obligation for the Company's defined benefit pension plans was $293,926 and $295,674 at September 30, 2021 and 2020, respectively, and the projected benefit obligation for the Company's defined benefit pension plans was $293,926 and $318,887 at September 30, 2021 and 2020, respectively.

Net periodic pension and other postretirement benefit cost for the plans included the following:

	Pension			Other Postretirement
	2021	2020	2019	2021	2020	2019
Service cost	$7,919	$8,679	$7,998	$201	$227	$244
Interest cost *	6,145	7,735	9,202	376	501	718
Expected return on plan assets *	(10,809)	(10,214)	(10,304)	—	—	—
Amortization:
Prior service cost	(127)	(186)	(186)	(364)	(464)	(195)
Net actuarial loss *	9,769	9,767	4,245	—	—	(59)
Curtailment gain *	(220)	—	—	—	—	—
Special termination benefits *	315	—	—	—	—	—
Prior-service cost write-offs *	261	—	—	—	—	—
Net benefit cost	$13,253	$15,781	$10,955	$213	$264	$708
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

Benefit payments under the Company's DB Plan are made from plan assets, while benefit payments under the SERP and postretirement benefit plan are funded from the Company's operating cash.

Contributions made in fiscal 2021 are as follows:

Contributions	Pension	Other Postretirement
Principal defined benefit retirement plan	$15,000	$—
Supplemental retirement plan	806	—
Other retirement plans	453	—
Other postretirement plan	—	507

In November 2021, subsequent to the date of the balance sheet, the Company contributed $20,000 to the DB Plan. Also in November 2021, lump sum distributions of $178,230 from the DB Plan were made to plan participants, resulting in the settlement of a substantial portion of the DB Plan obligations. This settlement of the DB Plan obligations is expected to result in the recognition of a non-cash charge in excess of $30,000 in the first quarter of fiscal 2022. This amount represents the immediate recognition of a portion of the deferred AOCI balances related to the DB Plan, and is based on current estimates as of September 30, 2021.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

14.    PENSION AND OTHER POSTRETIREMENT PLANS, (continued)
The weighted-average assumptions in the following table represent the rates used to develop the actuarial present value of the projected benefit obligation for the year listed and also the net periodic benefit cost for the following year. The measurement date of annual actuarial valuations for the Company's DB Plan and other postretirement benefit plans was September 30, for fiscal 2021, 2020 and 2019.  The weighted-average assumptions for those plans were:

	Pension			Other Postretirement
	2021	2020	2019	2021	2020	2019
Discount rate	2.79%	2.62%	3.13%	2.83%	2.63%	3.10%
Return on plan assets	3.10%	6.75%	6.75%	—	—	—
Compensation increase	3.50%	3.50%	3.50%	—	—	—

In October 2014, the Society of Actuaries' Retirement Plans Experience Committee ("RPEC") released new mortality tables known as RP 2014. Each year, RPEC releases an update to the mortality improvement assumption that was released with the RP 2014 tables. The Company considered the RPEC mortality and mortality improvement tables and performed a review of its own mortality history to assess the appropriateness of the RPEC tables for use in generating financial results.  In fiscal years 2021, 2020 and 2019, the Company elected to value its DB Plan and other postretirement benefit plan liabilities using the base RP 2014 mortality table and a slightly modified fully generational mortality improvement assumption. The revised assumption uses the most recent RPEC mortality improvement table for all years where the RPEC tables are based on finalized data, and the most recently published Social Security Administration Intermediate mortality improvement for subsequent years.

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

The Company's defined benefit pension plans' weighted-average asset allocation at September 30, 2021 and 2020 and weighted-average target allocation were as follows:

	Plan Assets at		Target
Asset Category	2021	2020	Allocation*
Equity securities	$4,075	$118,677	—%
Fixed income, cash and cash equivalents	189,958	34,184	100%
Other investments	14,311	15,273	—%
	$208,344	$168,134	100%
* Target allocation relates to the Company's DB Plan as of September 30, 2021. During fiscal 2021, the investment policy for the Company's DB Plan was updated to establish modified asset allocation targets. The updated investment objective is intended to reduce risk assets in favor of fixed income investments as a result of the planned termination and expected settlement of the DB Plan in fiscal 2022.

Based on an analysis of the historical and expected future performance of the plan's assets and information provided by its independent investment advisor, the Company set the long-term rate of return assumption for its DB Plan's assets at 3.10% in 2021 for purposes of determining pension cost and funded status under current guidance.  The Company's discount rate assumption used in determining the present value of the projected benefit obligation is based upon published indices.

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

The Company's defined benefit pension plans' asset categories at September 30, 2021 and 2020 were as follows:

	September 30, 2021
Asset Category	Level 1	Level 2	Level 3	Total
Equity securities - stocks (1)	$4,075	$—	$—	$4,075
Fixed income securities	10,403	101,133	—	111,536
Cash and cash equivalents	78,422	—	—	78,422
Other investments	—	—	14,311	14,311
Total	$92,900	$101,133	$14,311	$208,344
(1) Includes $4,075 of of Matthews Class A Common Stock in Level 1.

	September 30, 2020
Asset Category	Level 1	Level 2	Level 3	Total
Equity securities - stocks (1)	$37,089	$—	$—	$37,089
Equity securities - mutual funds	81,588	—	—	81,588
Fixed income securities	11,738	20,086	—	31,824
Cash and cash equivalents	2,360	—	—	2,360
Other investments	—	—	15,273	15,273
Total	$132,775	$20,086	$15,273	$168,134
(1) Includes $14,936 of of Matthews Class A Common Stock in Level 1.

Changes in the fair value of Level 3 assets at September 30, 2021 and 2020 are summarized as follows:

Asset Category	Fair Value, Beginning of Period	Acquisitions	Dispositions	Realized Gains	Unrealized Gains (Losses)	Fair Value, End of Period
Other investments:
Fiscal Year Ended:
September 30, 2021	$15,273	$236	$(2,144)	$272	$674	$14,311
September 30, 2020	10,860	10,835	(6,326)	220	(316)	15,273

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

14.    PENSION AND OTHER POSTRETIREMENT PLANS, (continued)
Benefit payments expected to be paid are as follows:

Years ending September 30:	Pension Benefits *	Other Postretirement Benefits

2022	$12,152	$884
2023	35,644	906
2024	12,609	924
2025	12,673	937
2026	13,057	940
2027-2031	67,218	4,546
	$153,353	$9,137
* Pension benefit amounts do not reflect the planned termination and expected settlement of the DB Plan in fiscal 2022 (see above for further details).

For measurement purposes, a rate of increase of 6.5% in the per capita cost of health care benefits was assumed for 2022; the rate was assumed to decrease gradually to 4.0% for 2070 and remain at that level thereafter.  Assumed health care cost trend rates have a significant effect on the amounts reported.

The Company sponsors defined contribution plans for hourly and salary employees. The expense associated with the contributions made to these plans was $9,186, $8,692, and $8,176 for the fiscal years ended September 30, 2021, 2020 and 2019, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

15.     ACCUMULATED OTHER COMPREHENSIVE INCOME:
The changes in AOCI by component, net of tax, for the years ended September 30, 2021, 2020, and 2019 were as follows:

	Postretirement Benefit Plans		Currency Translation Adjustment	Derivatives		Total
Attributable to Matthews:
Balance, September 30, 2018	$(37,876)		$(134,960)	$8,538		$(164,298)
OCI before reclassification	(36,784)		(21,254)	(6,540)		(64,578)
Amounts reclassified from AOCI	2,917	(a)	—	(2,402)	(b)	515
Net current-period OCI	(33,867)		(21,254)	(8,942)		(64,063)
Balance, September 30, 2019	$(71,743)		$(156,214)	$(404)		$(228,361)
OCI before reclassification	(18,094)		4,333	(6,130)		(19,891)
Amounts reclassified from AOCI	6,883	(a)	—	650	(b)	7,533
Net current-period OCI	(11,211)		4,333	(5,480)		(12,358)
Balance, September 30, 2020	$(82,954)		$(151,881)	$(5,884)		$(240,719)
OCI before reclassification	39,822		(3,370)	1,873		38,325
Amounts reclassified from AOCI	7,202	(a)	—	2,453	(b)	9,655
Net current-period OCI	47,024		(3,370)	4,326		47,980
Balance, September 30, 2021	$(35,930)		$(155,251)	$(1,558)		$(192,739)

Attributable to noncontrolling interest:
Balance, September 30, 2018	$—		$467	$—		$467
OCI before reclassification	—		(92)	—		(92)
Net current-period OCI	—		(92)	—		(92)
Balance, September 30, 2019	—		375	—		375
OCI before reclassification	—		(7)	—		(7)
Net current-period OCI	—		(7)	—		(7)
Balance, September 30, 2020	—		368	—		368
OCI before reclassification	—		(127)	—		(127)
Net current-period OCI	—		(127)	—		(127)
Balance, September 30, 2021	$—		$241	$—		$241
(a)Amounts were included in net periodic benefit cost for pension and other postretirement benefit plans (see Note 14).
(b)Amounts were included in interest expense in the periods the hedged item affected earnings (see Note 9).

Accumulated other comprehensive loss at September 30, 2021 and 2020 consisted of the following:

	2021	2020
Cumulative foreign currency translation	$(155,251)	$(151,881)
Fair value of derivatives, net of tax of $504 and $1,908, respectively	(1,558)	(5,884)
Minimum pension liabilities, net of tax of $11,638 and $26,988, respectively	(35,930)	(82,954)
	$(192,739)	$(240,719)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

15.     ACCUMULATED OTHER COMPREHENSIVE INCOME, (continued)
Reclassifications out of AOCI for the years ended September 30, 2021, 2020 and 2019 were as follows:

Details about AOCI Components	September 30, 2021	September 30, 2020	September 30, 2019	Affected line item in the Statement of Income
Postretirement benefit plans
Prior service (cost) credit (a)	$491	$650	$381
Actuarial losses	(9,769)	(9,767)	(4,245)	Other income (deductions), net
Prior service cost write-off	(261)	—	—	Other income (deductions), net
	(9,539)	(9,117)	(3,864)	Income before income tax (b)
	2,337	2,234	947	Income taxes
	$(7,202)	$(6,883)	$(2,917)	Net income
Derivatives
Interest rate swap contracts	$(3,249)	$(861)	$3,181	Interest expense
	(3,249)	(861)	3,181	Income before income tax (b)
	796	211	(779)	Income taxes
	$(2,453)	$(650)	$2,402	Net income
(a)Prior service cost amounts are included in the computation of pension and other postretirement benefit expense, which is reported in both cost of goods sold and selling and administrative expenses.  For additional information, see Note 14.
(b)For pre-tax items, positive amounts represent income and negative amounts represent expense.

16.     INCOME TAXES:

The income tax provision (benefit) consisted of the following:

	2021	2020	2019
Current:
Federal	$(3,741)	$(12,354)	$3,308
State	3,579	(1,030)	2,232
Foreign	2,379	11,306	2,049
	2,217	(2,078)	7,589
Deferred:
Federal	5,829	4,710	(5,472)
State	169	2,880	(2,782)
Foreign	(1,840)	(24,197)	1,471
	4,158	(16,607)	(6,783)
Total	$6,375	$(18,685)	$806

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

16.     INCOME TAXES, (continued)

The reconciliation of the federal statutory tax rate to the consolidated effective tax rate was as follows:

	2021	2020	2019
Federal statutory tax rate	21.0%	21.0%	21.0%
Effect of state income taxes, net of federal deduction	37.5%	(1.9)%	2.7%
Foreign statutory taxes compared to federal statutory rate	(18.6)%	3.4%	(0.8)%
Share-based compensation	24.5%	(1.4)%	(3.1)%
Termination of SERP	28.6%	—%	—%
Tax credits	(26.6)%	1.8%	4.9%
Tax basis difference	—%	—%	9.8%
Sale of SERP-related investments	23.8%	—%	—%
Goodwill write-down	—%	(9.4)%	(40.2)%
Tax rate differential on net operating loss carryback	(21.4)%	4.2%	—%
Other	0.2%	(0.1)%	3.6%
Effective tax rate	69.0%	17.6%	(2.1)%

The Company's consolidated income taxes for the year ended September 30, 2021 were an expense of $6,375, compared to a benefit of $18,685 for fiscal 2020, and an expense of $806 for fiscal 2019. The difference between the Company's consolidated income taxes for fiscal 2021 compared to fiscal 2020 primarily resulted from fiscal 2021 having consolidated income before income taxes, compared to fiscal 2020 having a consolidated loss, which reflected the goodwill write-down recorded in the second quarter of fiscal 2020, that was partially non-deductible. Additionally, the fiscal 2021 tax rate was negatively impacted by the termination of the Company's SERP, which resulted in certain expenses that are nondeductible for tax purposes. The fiscal 2021 effective tax rate benefited from research and development and foreign tax credits, the reduction of uncertain tax positions due to the expiration of the statute of limitations in certain jurisdictions, and the completion of a state tax audit, and the tax benefit of the NOL carryback. The Company’s fiscal 2020 effective tax rate was negatively affected by the non-deductible portion of the goodwill write-down along with certain other non-deductible expenses. The fiscal 2020 effective tax rate benefited from research and development and foreign tax credits, the reduction of uncertain tax positions due to the completion of a foreign tax audit, and the tax benefit of the NOL carryback. The difference between the Company's effective tax rate for fiscal 2020 versus fiscal 2019 primarily resulted from partially non-deductible goodwill write downs of differing amounts in both periods, as well as a benefit for an expected net operating loss (“NOL”) carryback in fiscal 2020. The fiscal 2019 effective tax rate benefited from research and development and foreign tax credits and the elimination, achieved through tax planning, of a taxable basis difference.

The Company's foreign subsidiaries had income before income taxes for the year ended September 30, 2021 of approximately $6,685, loss before income taxes for the year ended September 30, 2020 of approximately $68,343 and income before income taxes for the year ended September 30, 2019 of approximately $11,042. Deferred income taxes have not been provided on undistributed earnings of foreign subsidiaries since they have either been previously taxed, or are now exempt from tax, under the U.S. Tax Cuts and Jobs Act, and such earnings are considered to be reinvested indefinitely in foreign operations. At September 30, 2021, undistributed earnings of foreign subsidiaries for which deferred income taxes have not been provided approximated $358,342.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

16.     INCOME TAXES, (continued)

The components of deferred tax assets and liabilities at September 30, 2021 and 2020 are as follows:

	2021	2020
Deferred tax assets:
Pension and postretirement benefits	$11,832	$39,705
Accruals and reserves not currently deductible	8,753	12,258
Income tax credit carryforward	5,206	5,308
Operating and capital loss carryforwards	51,438	34,146
Stock options	4,944	4,062
Other	1,320	8,376
Total deferred tax assets	83,493	103,855
Valuation allowances	(28,619)	(22,527)
Net deferred tax assets	54,874	81,328

Deferred tax liabilities:
Depreciation	(23,224)	(27,671)
Unrealized gains and losses	(886)	389
Goodwill and intangible assets	(113,476)	(123,259)
Other	(11,215)	(5,941)
Total deferred tax liabilities	(148,801)	(156,482)

Net deferred tax liability	$(93,927)	$(75,154)

At September 30, 2021, the Company had foreign net operating loss carryforwards of $218,691 and foreign capital loss carryforwards of $21,037. The Company has recorded deferred tax assets of $3,045 for state net operating loss carryforwards, which will be available to offset future income tax liabilities. If not used, state net operating losses will begin to expire in 2022. Certain of the foreign net operating losses begin to expire in 2022 while the majority of the Company's foreign net operating losses have no expiration period. Certain of these carryforwards are subject to limitations on use due to tax rules affecting acquired tax attributes, loss sharing between group members, and business continuation. Therefore, the Company has established tax-effected valuation allowances against these tax benefits in the amount of $28,619 at September 30, 2021.

Changes in the total amount of gross unrecognized tax benefits (excluding penalties and interest) are as follows:

	2021	2020	2019
Balance, beginning of year	$10,483	$15,526	$14,827
Increases for tax positions of prior years	—	500	—
Decreases for tax positions of prior years	(288)	(2,727)	—
Increases based on tax positions related to the current year	628	939	1,420
Decreases due to lapse of statute of limitation	(8,016)	(3,755)	(721)
Balance, end of year	$2,807	$10,483	$15,526

The Company had unrecognized tax benefits of $2,807 at September 30, 2021, which would impact the annual effective tax rate.  It is reasonably possible that the amount of unrecognized tax benefits could decrease by approximately $414 in the next 12 months primarily due to the completion of audits and the expiration of the statute of limitation related to specific tax positions.

The Company classifies interest and penalties on tax uncertainties as a component of the provision for income taxes.  Total penalties and interest accrued were $691 and $2,172 at September 30, 2021 and 2020, respectively.  These accruals may potentially be applicable in the event of an unfavorable outcome of uncertain tax positions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

16.     INCOME TAXES, (continued)

The Company is currently under examination in several tax jurisdictions and remains subject to examination until the statute of limitation expires for those tax jurisdictions.

As of September 30, 2021, the tax years that remain subject to examination by major jurisdiction generally are:

United States - Federal	2018 and forward
United States - State	2017 and forward
Canada	2017 and forward
Germany	2019 and forward
United Kingdom	2020 and forward
Australia	2017 and forward
Singapore	2017 and forward

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

The Company has employment agreements with certain employees, the terms of which expire at various dates between fiscal 2022 and 2025.  The agreements generally provide for base salary and bonus levels and include non-compete provisions.  The aggregate commitment for salaries under these agreements at September 30, 2021 was $7,168.

18.     SUPPLEMENTAL CASH FLOW INFORMATION:

Changes in working capital items as presented in the Consolidated Statements of Cash Flows consisted of the following:

	2021	2020	2019
Current assets:
Accounts receivable	$(13,423)	$24,055	$8,779
Inventories	(12,839)	5,976	830
Other current assets	(15,618)	(14,803)	10,317
	(41,880)	15,228	19,926
Current liabilities:
Trade accounts payable	29,621	8,363	3,715
Accrued compensation	10,791	15,512	(8,832)
Accrued income taxes	601	(2,384)	(5,416)
Other current liabilities	13,849	9,648	(21,875)
	54,862	31,139	(32,408)
Net change	$12,982	$46,367	$(12,482)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

19.     SEGMENT INFORMATION:

The Company manages its businesses under three segments: SGK Brand Solutions, Memorialization and Industrial Technologies. The SGK Brand Solutions segment consists of brand management, pre-media services, printing plates and cylinders, engineered products (including energy solutions), imaging services, digital asset management, merchandising display systems, and marketing and design services primarily for the consumer goods and retail industries. The Memorialization segment consists primarily of bronze and granite memorials and other memorialization products, caskets, and cremation and incineration equipment primarily for the cemetery and funeral home industries.  The Industrial Technologies segment includes marking and coding equipment and consumables, industrial automation products and order fulfillment systems for identifying, tracking, picking and conveying consumer and industrial products. Effective in the first quarter of fiscal 2022, the Company transferred its surfaces and engineered products businesses from the SGK Brand Solutions segment to the Industrial Technologies segment. This business segment change is consistent with internal management structure and reporting changes effective for fiscal 2022.

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

In addition, the CODM manages and evaluates the operating performance of the segments, as described above, on a pre-corporate cost allocation basis. Accordingly, for segment reporting purposes, the Company does not allocate corporate costs to its reportable segments. Corporate costs include management and administrative support to the Company, which consists of certain aspects of the Company’s executive management, legal, compliance, human resources, information technology (including operational support) and finance departments. These costs are included within "Corporate and Non-Operating" in the following table to reconcile to consolidated adjusted EBITDA and are not considered a separate reportable segment. Management does not allocate non-operating items such as investment income, other income (deductions), net and noncontrolling interest to the segments. The accounting policies of the segments are the same as those described in Note 2 "Summary of Significant Accounting Policies". Intersegment sales are accounted for at negotiated prices. Segment assets include those assets that are used in the Company's operations within each segment. Assets classified under "Corporate and Non-Operating" principally consist of cash and cash equivalents, investments, deferred income taxes and corporate headquarters' assets. Long-lived assets include property, plant and equipment (net of accumulated depreciation), goodwill, and other intangible assets (net of accumulated amortization).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

19.     SEGMENT INFORMATION, (continued)

Information about the Company's segments follows:

	SGK Brand Solutions	Memorialization	Industrial Technologies	Corporate and Non-Operating	Consolidated
Sales to external customers:
2021	$726,895	$769,016	$175,119	$—	$1,671,030
2020	693,093	656,035	149,178	—	1,498,306
2019	743,869	636,892	156,515	—	1,537,276
Intersegment sales:
2021	55	—	—	—	55
2020	29	4	281	—	314
2019	703	25	48	—	776
Depreciation and amortization:
2021	99,490	23,043	5,602	5,377	133,512
2020	87,597	20,527	5,771	5,163	119,058
2019	59,684	19,731	6,195	5,183	90,793
Adjusted EBITDA:
2021	99,665	165,653	26,659	(64,227)	227,750
2020	90,644	146,285	22,753	(56,602)	203,080
2019	119,493	134,286	24,082	(56,989)	220,872
Total assets:
2021	961,996	807,215	197,715	65,152	2,032,078
2020	1,014,097	779,886	192,948	85,702	2,072,633
2019	1,106,276	830,377	191,533	62,417	2,190,603
Capital expenditures:
2021	19,117	11,969	1,278	1,949	34,313
2020	20,250	11,282	1,598	1,719	34,849
2019	22,310	9,352	2,382	3,644	37,688

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

19.     SEGMENT INFORMATION, (continued)

A reconciliation of adjusted EBITDA to net income follows:

	2021	2020	2019
Total Adjusted EBITDA	$227,750	$203,080	$220,872
Acquisition related items (1)**	(541)	(3,440)	(10,084)
ERP integration costs (2)**	(1,037)	(2,296)	(7,508)
Strategic initiatives and other charges: (3)**
Workforce reductions and related costs	(10,644)	(9,232)	(5,061)
Other cost-reduction initiatives	(17,317)	(25,718)	(9,176)
Legal matter reserve (4)	—	(10,566)	—
Non-recurring / incremental COVID-19 costs (5)***	(5,312)	(3,908)	—
Goodwill write-downs (6)	—	(90,408)	(77,572)
Net realized gains (losses) on divestitures and asset dispositions:
Gain (loss) on sale of ownership interests in subsidiaries (7)	—	11,208	(6,469)
Realized loss on cost-method investments (8)	—	—	(4,731)
Net gains from the sale of buildings and vacant properties (9)	—	—	7,347
Joint Venture depreciation, amortization, interest expense and other charges (10)	—	(4,732)	(1,514)
Stock-based compensation	(15,581)	(8,096)	(7,729)
Non-service pension and postretirement expense (11)	(5,837)	(7,789)	(3,802)
Depreciation and amortization *	(133,512)	(119,058)	(90,793)
Interest expense	(28,684)	(34,885)	(40,962)
Net loss attributable to noncontrolling interests	(52)	(497)	(901)
Income (loss) before income taxes	9,233	(106,337)	(38,083)
Income tax (provision) benefit	(6,375)	18,685	(806)
Net income (loss)	$2,858	$(87,652)	$(38,889)

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

* Depreciation and amortization was $99,490, $87,597, and $59,684 for the SGK Brand Solutions segment, $23,043, $20,527, and $19,731 for the Memorialization segment, $5,602, $5,771, and $6,195 for the Industrial Technologies segment, and $5,377, $5,163, and $5,183 for Corporate and Non-Operating, for the fiscal years ended September 30, 2021, 2020, and 2019, respectively.
** Acquisition costs, ERP integration costs, and strategic initiatives and other charges were $16,349, $14,737, and $8,903 for the SGK Brand Solutions segment and $11,267, $22,985, and $19,853 for Corporate and Non-Operating, for the fiscal years ended September 30, 2021, 2020, and 2019, respectively. Acquisition costs, ERP integration costs, and strategic initiatives and other charges were $1,923 and $2,696 for the Memorialization segment for the fiscal years ended September 30, 2021, and 2020, respectively. Acquisition costs, ERP integration costs, and strategic initiatives and other charges were $268 and $3,073 for the Industrial Technologies segment for the fiscal years ended September 30, 2020 and 2019, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

19.     SEGMENT INFORMATION, (continued)

*** Non-recurring/incremental COVID-19 costs were $1,563 and $1,453 for the SGK Brand Solutions segment, $3,646 and $1,819 for the Memorialization segment, $14 and $21 for the Industrial Technologies segment, and $89 and $615 for Corporate and Non-Operating, for the fiscal years ended September 30, 2021 and 2020, respectively.

Information about the Company's operations by geographic area follows:

	North America	Central and South America	Europe	Australia	Asia	Consolidated
Sales to external customers:
2021	$1,141,396	$5,036	$446,274	$23,568	$54,756	$1,671,030
2020	1,037,705	6,304	387,831	21,079	45,387	1,498,306
2019	1,038,268	5,853	426,253	20,885	46,017	1,537,276

Long-lived assets:
2021	890,545	14,226	277,655	21,012	55,598	1,259,036
2020	957,393	14,063	286,990	21,746	55,482	1,335,674
2019	1,047,505	15,585	342,802	21,278	57,729	1,484,899

20.    ACQUISITIONS AND DIVESTITURES:

Fiscal 2021:

In April 2021, the Company completed a small acquisition in the hydrogen fuel cell industry within the SGK Brand Solutions segment for a purchase price of $2,523 (net of cash acquired and holdback amounts). The preliminary purchase price allocation is not finalized as of September 30, 2021 and is subject to changes as the Company finalizes the valuation of acquired intangible assets, and obtains additional information related to other assets and liabilities.

In January 2021, the Company acquired a memorialization business that produces and distributes cemetery products for a purchase price of $13,100. The Company finalized the allocation of the purchase price in the fourth quarter of fiscal 2021, resulting in an immaterial adjustment to certain working capital accounts.

Fiscal 2020:

During fiscal 2020, the Company completed a small acquisition in the Memorialization segment for a purchase price of $1,000 (net of cash acquired and holdback amounts). The Company finalized the allocation of the purchase price in the fourth quarter of fiscal 2021, resulting in an immaterial adjustment to certain working capital accounts.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

20.     ACQUISITIONS AND DIVESTITURES, (continued)
During fiscal 2019, the Company completed the sale of a 51% ownership interest in a Memorialization business. Net proceeds from this sale totaled approximately $8,254, and the transaction resulted in the recognition of a $5,587 loss, which is included as a component of administrative expenses for the year ended September 30, 2019. Immediately following the transaction, the Company retained a non-controlling interest in this business. The Company also divested of a small, fully owned Memorialization business, resulting in the recognition of a $882 loss, which is included as a component of administrative expenses for the year ended September 30, 2019.

21.     GOODWILL AND OTHER INTANGIBLE ASSETS:

Changes to goodwill during the years ended September 30, 2021 and 2020, follow.

	SGK Brand Solutions	Memorialization	Industrial Technologies	Consolidated
Net goodwill at September 30, 2019	$395,704	$359,737	$91,366	$846,807
Translation and other adjustments	6,441	1,945	603	8,989
Goodwill write-down	(90,408)	—	—	(90,408)
Net goodwill at September 30, 2020	311,737	361,682	91,969	765,388
Additions during period	—	4,775	—	4,775
Translation and other adjustments	3,113	(97)	608	3,624
Net goodwill at September 30, 2021	$314,850	$366,360	$92,577	$773,787

The net goodwill balances at September 30, 2021 and 2020 included $178,732 of accumulated impairment losses. Accumulated impairment losses at September 30, 2021 and 2020 were $173,732 and $5,000 for the SGK Brand Solutions and Memorialization segments, respectively.

Fiscal 2021:

In fiscal 2021, the additions to SGK Brand Solutions goodwill and Memorialization goodwill reflect acquisitions of small businesses within each segment.
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

Fiscal 2020:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

21.     GOODWILL AND OTHER INTANGIBLE ASSETS, (continued)
In its assessment of the potential impacts of COVID-19 on the estimated future earnings and cash flows for the SGK Brand Solutions segment, and in light of the limited excess fair values over carrying values for its two reporting units, management determined that COVID-19 represented a triggering event, resulting in a re-evaluation of the goodwill for its reporting units within the SGK Brand Solutions segment (Graphics Imaging and Cylinders, Surfaces and Engineered Products), as of March 31, 2020. As a result of this interim assessment, the Company recorded a goodwill write-down totaling $90,408 during the fiscal 2020 second quarter. Subsequent to this write-down, the fair values of the two reporting units within the SGK Brand Solutions segment (Graphics Imaging and Cylinders, Surfaces and Engineered Products) approximated their carrying values at March 31, 2020. The fair values for these reporting units were determined using level 3 inputs (including estimates of revenue growth, EBITDA contribution and the discount rates) and a combination of the income approach using the estimated discounted cash flows and a market-based valuation methodology.

Fiscal 2019:

During the fourth quarter of fiscal 2019, the Company initiated an in-depth review of the commercial and cost structure of the SGK Brand Solutions segment as a result of continued challenging market conditions affecting the segment. This review identified certain opportunities to improve the segment’s profitability and reduce its operating cost structure and, as a result, the Company revised its estimates of future earnings and cash flows for the Graphics Imaging reporting unit. In response to these revised projections, the Company re-evaluated the goodwill for the Graphics Imaging reporting unit, as of September 1, 2019. As a result of this interim assessment, the Company recorded a goodwill write-down of $77,600 during the fiscal 2019 fourth quarter.
The following tables summarize the carrying amounts and related accumulated amortization for intangible assets as of September 30, 2021 and 2020, respectively.

	Carrying Amount	Accumulated Amortization	Net
September 30, 2021
Indefinite-lived trade names	$30,540	$—	$30,540
Definite-lived trade names	148,867	(104,211)	44,656
Customer relationships	388,699	(210,361)	178,338
Copyrights/patents/other	23,584	(15,576)	8,008
	$591,690	$(330,148)	$261,542
September 30, 2020
Indefinite-lived trade names	$30,540	$—	$30,540
Definite-lived trade names	148,867	(64,462)	84,405
Customer relationships	379,246	(166,892)	212,354
Copyrights/patents/other	20,704	(14,505)	6,199
	$579,357	$(245,859)	$333,498

The net change in intangible assets during fiscal 2021 included the impact of foreign currency fluctuations during the period, additional amortization and additions related to current year acquisitions.

During the second quarter of fiscal 2021, the Company reassessed the useful lives for certain of its customer relationships. As a result of this reassessment, the Company reduced the remaining useful lives for these customer relationships to reflect their estimated remaining duration, utilizing actual historical customer attrition rates.

During fiscal 2019, the Company reassessed its trade name strategy for the SGK Brand Solutions segment, in conjunction with an overall assessment and shift of its commercial structure and strategy for this segment, and initiated a plan to reduce its global trade names for its core brand solutions businesses. As a result of this change, the Company began to discontinue the use of certain trade names within the SGK Brand Solutions segment. Accordingly, the remaining useful lives of the impacted trade names were reduced to reflect the Company’s brand migration plans and an estimated time period for the discontinued trade names to be classified as defensive assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

21.     GOODWILL AND OTHER INTANGIBLE ASSETS, (continued)

Amortization expense on intangible assets was $84,233, $71,514, and $45,756 in fiscal 2021, 2020 and 2019, respectively. Fiscal year amortization expense is estimated to be approximately $57,569 in 2022, $41,064 in 2023, $35,505 in 2024, $19,711 in 2025 and $14,686 in 2026. The accelerated amortization related to the fiscal 2019 reduction in useful lives for certain discontinued trade names is scheduled to continue through the first quarter of fiscal 2022.

22.     SUBSEQUENT EVENT:

In November 2021, subsequent to the date of the balance sheet, the Company contributed $20,000 to the DB Plan. Also in November 2021, lump sum distributions of $178,230 from the DB Plan were made to plan participants, resulting in the settlement of a substantial portion of the DB Plan obligations. This settlement of the DB Plan obligations is expected to result in the recognition of a non-cash charge in excess of $30,000 in the first quarter of fiscal 2022. This amount represents the immediate recognition of a portion of the deferred AOCI balances related to the DB Plan, and is based on current estimates as of September 30, 2021. See Note 14, "Pension and Other Postretirement Plans" for further discussion.

FINANCIAL STATEMENT SCHEDULE

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

		Additions
Description	Balance at Beginning of Period	Charged to Expense	Charged to other Accounts (1)	Deductions (2)	Balance at End of Period
	(Dollar amounts in thousands)
Allowance for Doubtful Accounts:
Fiscal Year Ended:
September 30, 2021	$9,618	$2,182	$—	$(1,146)	$10,654
September 30, 2020	10,846	1,736	15	(2,979)	9,618
September 30, 2019	11,158	2,787	20	(3,119)	10,846
(1)Amount comprised principally of acquisitions and purchase accounting adjustments in connection with acquisitions, and amounts reclassified to other accounts.
(2)Amounts determined not to be collectible (including direct write-offs), net of recoveries.

Description	Balance at Beginning of Period	Provision Charged To Expense (1)	Allowance Changes	Other Additions (Deductions) (2)	Balance at End of Period
	(Dollar amounts in thousands)
Deferred Tax Asset Valuation Allowance:
Fiscal Year Ended:
September 30, 2021	$22,527	$5,709	$—	$383	$28,619
September 30, 2020	15,352	6,982	—	193	22,527
September 30, 2019	15,188	821	—	(657)	15,352
(1)Amounts relate primarily to adjustments in net operating loss carryforwards which are precluded from use.
(2)Consists principally of adjustments related to foreign exchange.

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

Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures in effect as of September 30, 2021. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2021, the Company's disclosure controls and procedures were effective to provide reasonable assurance that material information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, and that such information is recorded, processed, summarized and properly reported within the appropriate time period, relating to the Company and its consolidated subsidiaries, required to be included in the Exchange Act reports, including this Annual Report on Form 10-K.

(b) Management's Report on Internal Control over Financial Reporting.

Management's Report on Internal Control over Financial Reporting is included in Management's Report to Shareholders in Item 8 of this Annual Report on Form 10-K.

(c) Report of Independent Registered Public Accounting Firm.

The Company's internal control over financial reporting as of September 30, 2021 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 of this Annual Report on Form 10-K.

(d) Changes in Internal Control over Financial Reporting.

There have been no changes in the Company's internal controls over financial reporting that occurred during the fourth fiscal quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

In addition to the information reported in Part I of this Annual Report on Form 10-K, under the caption "Officers and Executive Management of the Registrant," the information required by this item as to the directors of the Company is hereby incorporated by reference from the information appearing under the captions "General Information Regarding Corporate Governance – Audit Committee," "Proposal No. 1 – Elections of Directors" and "Delinquent Section 16(a) Reports" (if applicable) in the Company's definitive proxy statement, which involves the election of the directors and is to be filed with the Securities and Exchange Commission (the "SEC") pursuant to the Exchange Act, within 120 days of the end of the Company's fiscal year ended September 30, 2021.

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

ITEM 11.  EXECUTIVE COMPENSATION.

The information required by this item as to the compensation of directors and executive management of the Company is hereby incorporated by reference from the information appearing under the captions "Compensation of Directors" and "Executive Compensation and Retirement Benefits" in the Company's definitive proxy statement which involves the election of directors and is to be filed with the SEC pursuant to the Exchange Act, within 120 days of the end of the Company's fiscal year ended September 30, 2021.  The information contained in the "Compensation Committee Report" is specifically not incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by this item as to the ownership by management and others of securities of the Company is hereby incorporated by reference from the information appearing under the caption "Stock Ownership" in the Company's definitive proxy statement, which involves the election of directors and is to be filed with the SEC pursuant to the Exchange Act, within 120 days of the end of the Company's fiscal year ended September 30, 2021.

Equity Compensation Plans:

The Company maintains an equity incentive plan (the "2017 Equity Incentive Plan") that provides for grants of stock options, restricted shares, restricted share units, stock-based performance units and certain other types of stock-based awards. The Company also maintains equity incentive plans (the "2012 Equity Incentive Plan" and "2007 Equity Incentive Plan") and a stock incentive plan (the "1992 Incentive Stock Plan") that previously provided for grants of stock options, restricted shares, stock-based performance units and certain other types of stock-based awards. Under the 2017 Equity Incentive Plan, which has a ten-year term, the maximum number of shares available for grants or awards is an aggregate of 1,700,000.  There will be no further grants under the 2012 Equity Incentive Plan, the 2007 Equity Incentive Plan, or the 1992 Incentive Stock Plan. In November 2021, the Board of Directors approved the Amended and Restated 2017 Equity Incentive Plan (the "Amended 2017 Plan"), which increases the maximum number of shares available for grants or awards to an aggregate of 3,450,000. The Amended 2017 Plan is subject to shareholder approval at the February 2022 Annual Shareholder Meeting. At September 30, 2021, 37,640 shares have been issued under the 2017 Equity Incentive Plan. 478,963 time-based restricted share units, 585,947 performance-based restricted share units, and 75,000 stock options have been granted under the 2017 Equity Incentive Plan. 1,087,445 of these share-based awards are outstanding as of September 30, 2021. All plans are administered by the Compensation Committee of the Board of Directors.

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

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, continued
With respect to the restricted share unit grants, units generally vest on the third anniversary of the grant date. The number of units that vest depend on certain time and performance thresholds. Such performance thresholds include adjusted earnings per share, return on invested capital, appreciation in the market value of the Company's Class A Common Stock, or other targets established by the Compensation Committee of the Board of Directors. Approximately 42% of the outstanding share units vest based on time, while the remaining vest based on pre-defined performance thresholds. The Company issues common stock from treasury shares once vested.

With respect to outstanding stock option grants, options vest in one-third increments annually over three years from the grant date. Unvested stock options expire on the earlier of five years from the date of grant, or upon employment termination, retirement or death. The Company generally settles employee stock option exercises with treasury shares.

The Company maintains the 2019 Director Fee Plan, the Amended and Restated 2014 Director Fee Plan and the 1994 Director Fee Plan (collectively, the "Director Fee Plans"). There will be no further fees or share-based awards granted under the Amended and Restated 2014 Director Fee Plan and the 1994 Director Fee Plan.  Under the 2019 Director Fee Plan, non-employee directors (except for the Chairman of the Board) each receive, as an annual retainer fee for fiscal 2021, either cash or shares of the Company's Class A Common Stock with a value equal to $85,000.  The annual retainer fee for fiscal 2021 paid to a non-employee Chairman of the Board is $185,000.  Where the annual retainer fee is provided in shares, each director may elect to be paid these shares on a current basis or have such shares credited to a deferred stock account as phantom stock, with such shares to be paid to the director subsequent to leaving the Board.  The total number of shares of stock that have been authorized to be issued under the 2019 Director Fee Plan or credited to a deferred stock compensation account for subsequent issuance is 150,000 shares of Common Stock (subject to adjustment upon certain events such as stock dividends or stock splits).  The value of deferred shares is recorded in other liabilities.  A total of 38,657 shares and share units had been deferred under the Director Fee Plans at September 30, 2021.  Additionally, non-employee directors each receive an annual stock-based grant (non-statutory stock options, stock appreciation rights and/or restricted shares or units) with a value of $125,000 for fiscal year 2021.  As of September 30, 2021, 271,807 restricted shares and restricted share units have been granted under the Director Fee Plans, 98,578 of which were issued under the 2019 Director Fee Plan. 74,639 restricted shares and restricted share units are unvested at September 30, 2021.

The following table provides information about grants under the Company's equity compensation plans as of September 30, 2021:

	Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders	113,657	(1)	$41.70	(2)	3,185,283	(3)
Equity compensation plans not approved by security holders	None		None		None
Total	113,657		$41.70		3,185,283
(1) Includes (1) deferred awards under Director Fee Plans; and (2) outstanding stock options.
(2) Weighted-average exercise price of outstanding stock options included in column (a).
(3) Includes (1) shares reserved under the 2017 Equity Incentive Plan, which provides for the grant or award of stock options, restricted shares, stock-based performance units and certain other types of stock based awards; (2) shares reserved under the 2019 Director Fee Plan, which provides for the grant, award or deferral of stock options, restricted shares, stock-based performance units and certain other types of stock based awards and compensation; and (3) the shares purchased under the Employee Stock Purchase Plan which are purchased in the open market by employees at the fair market value of the Company's stock. The Company provides a matching contribution of 10% of such purchases subject to certain limitations under the Employee Stock Purchase Plan. As the Employee Stock Purchase Plan is an open market purchase plan, it does not have a dilutive effect.

ITEM 13.  CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item as to certain relationships and transactions with management and other related parties of the Company is hereby incorporated by reference from the information appearing under the captions "Proposal No. 1 – Election of Directors" and "Certain Transactions" in the Company's definitive proxy statement, which involves the election of directors and is to be filed with the SEC pursuant to the Exchange Act, within 120 days of the end of the Company's fiscal year ended September 30, 2021.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item as to the fees billed and the services provided by the principal accounting firm of the Company is hereby incorporated by reference from the information appearing under the caption "Relationship with Independent Registered Public Accounting Firm" in the Company's definitive proxy statement, which involves the election of directors and is to be filed with the SEC pursuant to the Exchange Act within 120 days of the end of the Company's fiscal year ended September 30, 2021.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) 1.  Financial Statements:

The following items are included in Part II, Item 8:

2.     Financial Statement Schedules:

The following item is included in Part II, Item 8:

Schedule II - Valuation and Qualifying Accounts	78

3.     Exhibits Filed:

Exhibits Index	84

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
EXHIBITS INDEX

The following Exhibits to this report are filed herewith or, if marked with an asterisk (*), are incorporated by reference.  Exhibits marked with an "a" represent a management contract or compensatory plan, contract or arrangement required to be filed by Item 601(b)(10)(iii) of Regulation S-K.

Exhibit No.	Description	Prior Filing or Sequential Page Numbers Herein

3.1	Restated Articles of Incorporation*	Exhibit Number 3.1 to the Annual Report on Form 10-K for the year ended September 30, 1994

3.2	Restated By-laws, as amended January 8, 2021*	Exhibit Number 3.1 to the Current Report on Form 8-K filed on January 14, 2021

4.1 a	Form of Revised Option Agreement of Repurchase (effective October 1, 1993)*	Exhibit Number 4.5 to the Annual Report on Form 10-K for the year ended September 30, 1993

4.2	Form of Share Certificate for Class A Common Stock*	Exhibit Number 4.9 to the Annual Report on Form 10-K for the year ended September 30, 1994

4.3	Indenture, dated as of December 6, 2017, by and among Matthews, the Guarantors, and the Bank of New York Mellon Trust Company, as trustee*	Exhibit Number 4.1 to the Current Report on Form 8-K filed on December 7, 2017

4.4	5.25% Senior Notes due December 1, 2025*	Exhibit Number 4.2 to the Current Report on Form 8-K filed on December 7, 2017

4.5	Registration Rights Agreement*	Exhibit Number 10.1 to the Current Report on Form 8-K filed on September 25, 2020

4.6	Description of Securities*	Exhibit 4.6 to the Annual Report on Form 10-K for the year ended September 30, 2020

10.1	Shareholder's Agreement, dated as of March 16, 2014, by and among Matthews International Corporation, the Shareholders named therein and David A. Schawk, in his capacity as the Family Representative*	Exhibit Number 10.2 to the Current Report on Form 8-K filed on March 19, 2014

10.2 a	Form of Schawk Family Share Purchase Agreement*	Exhibit Number 10.1 to the Current Report on Form 8-K filed on May 16, 2016

10.3 a	Supplemental Retirement Plan (as amended through April 23, 2009)*	Exhibit Number 10.5 to the Annual Report on Form 10-K for the year ended September 30, 2010

10.4 a	Amendment to the Supplemental Retirement Plan	Filed herewith

10.5 a	Officers Retirement Restoration Plan (effective April 23, 2009)*	Exhibit Number 10.6 to the Annual Report on Form 10-K for the year ended September 30, 2009

10.6 a	Amendment to the Officers Retirement Restoration Plan	Filed herewith

10.7 a	1994 Director Fee Plan (as amended through April 22, 2010)*	Exhibit Number 10.7 to the Annual Report on Form 10-K for the year ended September 30, 2013

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
EXHIBITS INDEX, Continued

Exhibit No.	Description	Prior Filing or Sequential Page Numbers Herein

10.8 a	Amended and Restated 2014 Director Fee Plan*	Exhibit Number 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2017

10.9 a	1994 Employee Stock Purchase Plan*	Exhibit Number 10.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1995

10.10 a	2012 Equity Incentive Plan*	Exhibit A to the Definitive Proxy Statement on Schedule 14A filed on January 22, 2013

10.11 a	2015 Incentive Compensation Plan*	Exhibit A to the Definitive Proxy Statement on Schedule 14A filed on January 19, 2016

10.12 a	2017 Equity Incentive Plan*	Exhibit Number 99.1 to the Registration Statement on Form S-8 filed on May 3, 2019

10.13 a	Form of Restricted Stock Unit Agreement under the 2017 Equity Incentive Plan*	Exhibit Number 99.2 to the Registration Statement on Form S-8 filed on May 3, 2019

10.14 a	2019 Director Fee Plan*	Exhibit Number 99.3 to the Registration Statement on Form S-8 filed on May 3, 2019

10.15 a	Form of Restricted Stock Unit Agreement under the 2019 Director Fee Plan*	Exhibit Number 99.4 to the Registration Statement on Form S-8 filed on May 3, 2019

10.16 a	Form of Change in Control Agreement*	Exhibit Number 10.1 to Current Report on Form 8-K filed on October 3, 2019

10.17	Third Amended and Restated Loan Agreement*	Exhibit Number 10.1 to the Current Report on Form 8-K filed on March 30, 2020

10.18	First Amendment to Third Amended and Restated Loan Agreement*	Exhibit Number 10.1 to the Quarterly Report on Form 10-Q filed on April 30, 2021

14.1	Form of Code of Ethics Applicable to Executive Management*	Exhibit Number 14.1 to the Annual Report on Form 10-K for the year ended September 30, 2004

21	Subsidiaries of the Registrant	Filed Herewith

23.1	Consent of Independent Registered Public Accounting Firm	Filed Herewith

31.1	Certification of Principal Executive Officer for Joseph C. Bartolacci	Filed Herewith

31.2	Certification of Principal Financial Officer for Steven F. Nicola	Filed Herewith

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Joseph C. Bartolacci	Furnished Herewith

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
EXHIBITS INDEX, Continued

Exhibit No.	Description	Prior Filing or Sequential Page Numbers Herein

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Steven F. Nicola	Furnished Herewith

101.INS	XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed Herewith

101.SCH	XBRL Taxonomy Extension Schema	Filed Herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed Herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed Herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed Herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed Herewith

104.	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101)	Filed Herewith

Copies of any Exhibits will be furnished to shareholders upon written request.  Requests should be directed to Mr. Steven F. Nicola, Chief Financial Officer and Secretary of the Registrant.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 19, 2021.

MATTHEWS INTERNATIONAL CORPORATION
(Registrant)

By	/s/ Joseph C. Bartolacci
Joseph C. Bartolacci
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on November 19, 2021:

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