Form 10-Q
period 2021-12-31
MATTHEWS INTERNATIONAL CORP
filed 2022-01-28
CIK 63296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
____________________________________________________________
FORM 10-Q
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended December 31, 2021
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
Yes ☐ No ☒

As of December 31, 2021, shares of common stock outstanding were: Class A Common Stock 31,550,416 shares.

PART I ‑ FINANCIAL INFORMATION

Item 1.   Financial Statements

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollar amounts in thousands)

	December 31, 2021		September 30, 2021
ASSETS
Current assets:
Cash and cash equivalents		$70,984		$49,176
Accounts receivable, net		313,997		309,818
Inventories, net		192,744		189,088
Restricted cash, current		19,167		—
Other current assets		89,860		76,083
Total current assets		686,752		624,165

Restricted cash, non-current		—		19,167
Investments		30,416		30,438
Property, plant and equipment, net		221,940		223,707
Operating lease right-of-use assets		79,128		80,262
Deferred income taxes		2,987		3,489
Goodwill		771,983		773,787
Other intangible assets, net		239,724		261,542
Other assets		20,385		15,521

Total assets		$2,053,315		$2,032,078

LIABILITIES
Current liabilities:
Long-term debt, current maturities		$4,271		$4,624
Current portion of operating lease liabilities		24,535		25,151
Trade accounts payable		112,016		112,722
Accrued compensation		38,506		68,938
Accrued income taxes		4,728		4,235
Other current liabilities		157,074		138,555
Total current liabilities		341,130		354,225

Long-term debt		831,791		759,086
Operating lease liabilities		56,859		57,272
Accrued pension		33,990		84,803
Postretirement benefits		18,010		17,958
Deferred income taxes		108,683		97,416
Other liabilities		18,180		24,915
Total liabilities		1,408,643		1,395,675

SHAREHOLDERS' EQUITY
Shareholders' equity-Matthews:
Common stock	$36,334		$36,334
Additional paid-in capital	148,425		149,484
Retained earnings	807,581		834,208
Accumulated other comprehensive loss	(159,114)		(192,739)
Treasury stock, at cost	(188,406)		(190,739)
Total shareholders' equity-Matthews		644,820		636,548
Noncontrolling interests		(148)		(145)
Total shareholders' equity		644,672		636,403

Total liabilities and shareholders' equity		$2,053,315		$2,032,078

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended December 31,
	2021	2020

Sales	$438,579	$386,657
Cost of sales	(306,942)	(261,159)

Gross profit	131,637	125,498

Selling expense	(30,743)	(30,795)
Administrative expense	(68,569)	(69,109)
Intangible amortization	(21,546)	(15,221)

Operating profit	10,779	10,373

Investment income	1,003	1,077
Interest expense	(6,507)	(7,728)
Other income (deductions), net	(31,713)	(1,734)

(Loss) income before income taxes	(26,438)	1,988

Income tax benefit (provision)	6,628	(3,980)

Net loss	(19,810)	(1,992)

Net loss attributable to noncontrolling interests	7	234

Net loss attributable to Matthews shareholders	$(19,803)	$(1,758)

Loss per share attributable to Matthews shareholders:
Basic	$(0.62)	$(0.06)

Diluted	$(0.62)	$(0.06)

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(Dollar amounts in thousands)

	Three Months Ended December 31,
	Matthews		Noncontrolling Interest		Total
	2021	2020	2021	2020	2021	2020

Net loss:	$(19,803)	$(1,758)	$(7)	$(234)	$(19,810)	$(1,992)
OCI, net of tax:
Foreign currency translation adjustment	(1,989)	17,055	4	(3)	(1,985)	17,052
Pension plans and other postretirement benefits	34,133	2,124	—	—	34,133	2,124
Unrecognized gain on derivatives:
Net change from periodic revaluation	875	353	—	—	875	353
Net amount reclassified to earnings	606	682	—	—	606	682
Net change in unrecognized gain on derivatives	1,481	1,035	—	—	1,481	1,035
OCI, net of tax	33,625	20,214	4	(3)	33,629	20,211
Comprehensive income (loss)	$13,822	$18,456	$(3)	$(237)	$13,819	$18,219

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
for the three months ended December 31, 2021 and 2020 (Unaudited)
(Dollar amounts in thousands, except per share data)

	Shareholders' Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Non- controlling Interests	Total
Balance, September 30, 2021	$36,334	$149,484	$834,208	$(192,739)	$(190,739)	$(145)	$636,403
Net loss	—	—	(19,803)	—	—	(7)	(19,810)
Minimum pension liability	—	—	—	34,133	—	—	34,133
Translation adjustment	—	—	—	(1,989)	—	4	(1,985)
Fair value of derivatives	—	—	—	1,481	—	—	1,481
Total comprehensive income							13,819
Stock-based compensation	—	3,709	—	—	—	—	3,709
Purchase of 62,746 shares of treasury stock	—	—	—	—	(2,435)	—	(2,435)
Issuance of 174,107 shares of treasury stock	—	(6,859)	—	—	6,859	—	—
Cancellations of 31,057 shares of treasury stock	—	2,091	—	—	(2,091)	—	—
Dividends, $0.22 per share	—	—	(6,824)	—	—	—	(6,824)
Balance, December 31, 2021	$36,334	$148,425	$807,581	$(159,114)	$(188,406)	$(148)	$644,672

	Shareholders' Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Non- controlling Interests	Total
Balance, September 30, 2020	$36,334	$135,187	$859,002	$(240,719)	$(178,997)	$626	$611,433
Net loss	—	—	(1,758)	—	—	(234)	(1,992)
Minimum pension liability	—	—	—	2,124	—	—	2,124
Translation adjustment	—	—	—	17,055	—	(3)	17,052
Fair value of derivatives	—	—	—	1,035	—	—	1,035
Total comprehensive income							18,219
Stock-based compensation	—	3,246	—	—	—	—	3,246
Purchase of 162,291 shares of treasury stock	—	—	—	—	(4,237)	—	(4,237)
Issuance of 10,300 shares of treasury stock	—	(407)	—	—	407	—	—
Cancellations of 34,727 shares of treasury stock	—	1,982	—	—	(1,982)	—	—
Dividends, $0.215 per share	—	—	(6,808)	—	—	—	(6,808)
Balance, December 31, 2020	$36,334	$140,008	$850,436	$(220,505)	$(184,809)	$389	$621,853

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollar amounts in thousands)

	Three Months Ended December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(19,810)	$(1,992)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	33,501	27,351
Stock-based compensation expense	3,709	3,246
Deferred tax provision	47	707
Gain on sale of assets, net	(276)	(569)
Other investment loss (gain)	91	(654)
Pension settlement loss	30,856	—
Changes in working capital items	(40,816)	(3,729)
Decrease in other assets	2,112	1,515
(Decrease) increase in other liabilities	(39,121)	8,813
Other operating activities, net	2,551	638

Net cash (used in) provided by operating activities	(27,156)	35,326

Cash flows from investing activities:
Capital expenditures	(12,640)	(7,535)
Proceeds from sale of assets	301	1,689
Investments and advances	(130)	—

Net cash used in investing activities	(12,469)	(5,846)

Cash flows from financing activities:
Proceeds from long-term debt	174,859	121,596
Payments on long-term debt	(102,514)	(139,635)
Purchases of treasury stock	(2,435)	(4,237)
Dividends	(6,824)	(6,808)
Acquisition holdback and contingent consideration payments	—	(1,556)
Other financing activities	(725)	(735)

Net cash provided by (used in) financing activities	62,361	(31,375)

Effect of exchange rate changes on cash	(928)	1,736

Net change in cash, cash equivalents and restricted cash	21,808	(159)
Cash, cash equivalents and restricted cash at beginning of year	68,343	41,334
Cash, cash equivalents and restricted cash at end of period	$90,151	$41,175

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
December 31, 2021
(Dollar amounts in thousands, except per share data)

Note 1.   Nature of Operations

Matthews International Corporation ("Matthews" or the "Company"), founded in 1850 and incorporated in Pennsylvania in 1902, is a global provider of brand solutions, memorialization products and industrial technologies. The Company manages its businesses under three segments: SGK Brand Solutions, Memorialization and Industrial Technologies. Effective in the first quarter of fiscal 2022, the Company transferred its surfaces and engineered products businesses from the SGK Brand Solutions segment to the Industrial Technologies segment. This business segment change is consistent with internal management structure and reporting changes effective for fiscal 2022. Prior periods were revised to reflect retrospective application of this segment realignment. Brand solutions consists of brand management, pre-media services, printing plates and cylinders, imaging services, digital asset management, merchandising display systems, and marketing and design services primarily for the consumer goods and retail industries. Memorialization products consist primarily of bronze and granite memorials and other memorialization products, caskets, and cremation and incineration equipment primarily for the cemetery and funeral home industries. Industrial technologies includes the design, manufacturing, service and distribution of high-tech custom energy storage, marking, coding and industrial automation technologies and solutions, and order fulfillment systems for identifying, tracking, picking and conveying consumer and industrial products.

The Company has facilities in North America, Europe, Asia, Australia, and Central and South America.

Note 2.   Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information for commercial and industrial companies and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three months ended December 31, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2022. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2021.  The consolidated financial statements include all domestic and foreign subsidiaries in which the Company maintains an ownership interest and has operating control.  Investments in certain companies over which the Company exerts significant influence, but does not control the financial and operating decisions, are accounted for as equity method investments. Investments in certain companies over which the Company does not exert significant influence are accounted for as cost method investments. All intercompany accounts and transactions have been eliminated.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 3.   Revenue Recognition

The Company delivers a variety of products and services through its business segments. The SGK Brand Solutions segment delivers brand management, pre-media services, printing plates and cylinders, imaging services, digital asset management, merchandising display systems, and marketing and design services primarily for the consumer goods and retail industries. The Memorialization segment produces and delivers bronze and granite memorials and other memorialization products, caskets, and cremation and incineration equipment primarily for the cemetery and funeral home industries. The Industrial Technologies segment designs, manufactures, services and distributes high-tech custom energy storage, marking, coding and industrial automation technologies and solutions, and order fulfillment systems for identifying, tracking, picking and conveying consumer and industrial products.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 3.   Revenue Recognition (continued)

The Company disaggregates revenue from contracts with customers by geography, as it believes geographic regions best depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. Disaggregated sales by segment and region for the three months ended December 31, 2021 and 2020 were as follows:

	SGK Brand Solutions		Memorialization		Industrial Technologies		Consolidated
	Three Months Ended December 31,		Three Months Ended December 31,		Three Months Ended December 31,		Three Months Ended December 31,
	2021	2020	2021	2020	2021	2020	2021	2020
North America	$74,190	$70,402	$196,751	$170,324	$36,365	$27,635	$307,306	$268,361
Central and South America	1,020	1,375	—	—	—	—	1,020	1,375
Europe	61,002	63,628	11,514	10,440	36,555	24,172	109,071	98,240
Australia	2,868	3,481	2,441	2,510	—	—	5,309	5,991
Asia	14,462	11,073	—	—	1,411	1,617	15,873	12,690
Total Sales	$153,542	$149,959	$210,706	$183,274	$74,331	$53,424	$438,579	$386,657

Revenue from products or services provided to customers over time accounted for approximately 13% and 7% of revenue for the three months ended December 31, 2021 and 2020, respectively. As of December 31, 2021 and September 30, 2021, the Company had contract assets of $15,701 and $23,998, respectively, that were recorded in other current assets within the Consolidated Balance Sheets. As of December 31, 2021 and September 30, 2021, the Company had contract liabilities of $21,138 and $19,752, respectively, that were recorded in other current liabilities within the Consolidated Balance Sheets.

Note 4.   Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  A three level fair value hierarchy is used to prioritize the inputs used in valuations, as defined below:

Level 1:	Observable inputs that reflect unadjusted quoted prices for identical assets or liabilities in active markets.
Level 2:	Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.
Level 3:	Unobservable inputs for the asset or liability.

The fair values of the Company's assets and liabilities measured on a recurring basis are categorized as follows:

	December 31, 2021				September 30, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Derivatives (1)	$—	$3,906	$—	$3,906	$—	$209	$—	$209
Equity and fixed income mutual funds	—	6,914	—	6,914	—	6,936	—	6,936
Life insurance policies	—	4,585	—	4,585	—	4,626	—	4,626
Total assets at fair value	$—	$15,405	$—	$15,405	$—	$11,771	$—	$11,771

Liabilities:
Derivatives (1)	$—	$1,254	$—	$1,254	$—	$2,232	$—	$2,232
Total liabilities at fair value	$—	$1,254	$—	$1,254	$—	$2,232	$—	$2,232
(1) Interest rate swaps and cross currency swaps are valued based on observable market swap rates and are classified within Level 2 of the fair value hierarchy.

The carrying values for other financial assets and liabilities approximated fair value at December 31, 2021 and September 30, 2021.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 5.   Inventories

Inventories consisted of the following:

	December 31, 2021	September 30, 2021
Raw materials	$43,041	$37,673
Work in process	79,040	75,997
Finished goods	70,663	75,418
	$192,744	$189,088

Note 6.     Investments

Non-current investments consisted of the following:

	December 31, 2021	September 30, 2021
Equity and fixed income mutual funds	$6,914	$6,936
Life insurance policies	4,585	4,626
Equity-method investments	391	458
Other (primarily cost-method) investments	18,526	18,418
	$30,416	$30,438

Note 7.   Debt

Long-term debt at December 31, 2021 and September 30, 2021 consisted of the following:

	December 31, 2021	September 30, 2021
Revolving credit facilities	$405,000	$350,597
Securitization facility	104,690	95,990
2025 Senior Notes	297,931	297,796
Other borrowings	20,296	10,150
Finance lease obligations	8,145	9,177
Total debt	836,062	763,710
Less current maturities	(4,271)	(4,624)
Long-term debt	$831,791	$759,086

The Company has a domestic credit facility with a syndicate of financial institutions that includes a $750,000 senior secured revolving credit facility, which matures in March 2025. A portion of the revolving credit facility (not to exceed $350,000) can be drawn in foreign currencies. Borrowings under the revolving credit facility bear interest at LIBOR plus a factor ranging from 0.75% to 2.00% (1.00% at December 31, 2021) based on the Company's secured leverage ratio.  The secured leverage ratio is defined as net secured indebtedness divided by EBITDA (earnings before interest, income taxes, depreciation and amortization) as defined within the domestic credit facility agreement. The Company is required to pay an annual commitment fee ranging from 0.15% to 0.30% (based on the Company's leverage ratio) of the unused portion of the revolving credit facility. The Company incurred debt issuance costs in connection with the domestic credit facility. Unamortized costs were $2,004 and $2,182 at December 31, 2021 and September 30, 2021, respectively.

The domestic credit facility requires the Company to maintain certain leverage and interest coverage ratios. A portion of the facility (not to exceed $35,000) is available for the issuance of trade and standby letters of credit. Outstanding U.S. dollar denominated borrowings on the revolving credit facility at December 31, 2021 and September 30, 2021 were $405,000 and $349,780, respectively. The weighted-average interest rate on the outstanding borrowings for the domestic credit facility (including the effects of interest rate swaps and Euro denominated borrowings) at December 31, 2021 and 2020 was 1.86% and 2.07%, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 7.   Debt (continued)

The Company has $300,000 of 5.25% senior unsecured notes due December 1, 2025 (the "2025 Senior Notes"). The 2025 Senior Notes bear interest at a rate of 5.25% per annum with interest payable semi-annually in arrears on June 1 and December 1 of each year. The Company's obligations under the 2025 Senior Notes are guaranteed by certain of the Company's direct and indirect wholly-owned domestic subsidiaries. The Company is subject to certain covenants and other restrictions in connection with the 2025 Senior Notes. The Company incurred direct financing fees and costs in connection with the 2025 Senior Notes. Unamortized costs were $2,069 and $2,204 at December 31, 2021 and September 30, 2021, respectively.

The Company has a $115,000 accounts receivable securitization facility (the "Securitization Facility") with certain financial institutions which matures in March 2022 and the Company intends to extend this facility. Under the Securitization Facility, the Company and certain of its domestic subsidiaries sell, on a continuous basis without recourse, their trade receivables to Matthews Receivables Funding Corporation, LLC (“Matthews RFC”), a wholly-owned bankruptcy-remote subsidiary of the Company. Matthews RFC in turn assigns a collateral interest in these receivables to certain financial institutions, and then may borrow funds under the Securitization Facility. The Securitization Facility does not qualify for sale treatment. Accordingly, the trade receivables and related debt obligations remain on the Company's Consolidated Balance Sheet. Borrowings under the Securitization Facility bear interest at LIBOR plus 0.75%. The Company is required to pay an annual commitment fee ranging from 0.25% to 0.35% of the unused portion of the Securitization Facility. Outstanding borrowings under the Securitization Facility at December 31, 2021 and September 30, 2021 were $104,690 and $95,990, respectively. At December 31, 2021 and 2020, the interest rate on borrowings under this facility was 0.85% and 0.89%, respectively.

The following table presents information related to interest rate contracts entered into by the Company and designated as cash flow hedges:

	December 31, 2021	September 30, 2021
Pay fixed swaps - notional amount	$250,000	$250,000
Net unrealized loss	$(102)	$(2,062)
Weighted-average maturity period (years)	2.0	2.2
Weighted-average received rate	0.10%	0.08%
Weighted-average pay rate	1.34%	1.34%

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

The fair value of the interest rate swaps reflected an unrealized loss net of unrealized gains of $102 ($77 after tax) at December 31, 2021 and an unrealized loss net of unrealized gains of $2,062 ($1,558 after tax) at September 30, 2021, that is included in shareholders' equity as part of accumulated other comprehensive income (loss) ("AOCI").  Assuming market rates remain constant with the rates at December 31, 2021, a loss (net of tax) of approximately $663 included in AOCI is expected to be recognized in earnings over the next twelve months.

At December 31, 2021 and September 30, 2021, the interest rate swap contracts were reflected on a gross-basis in the Consolidated Balance Sheets as follows:

Derivatives	December 31, 2021	September 30, 2021
Current assets:
Other current assets	$269	$31
Long-term assets:
Other assets	883	139
Current liabilities:
Other current liabilities	(1,148)	(1,922)
Long-term liabilities:
Other liabilities	(106)	(310)
Total derivatives	$(102)	$(2,062)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 7.   Debt (continued)

The losses recognized on derivatives were as follows:

Derivatives in Cash Flow Hedging Relationships	Location of Loss Recognized in Income on Derivative	Amount of Loss Recognized in Income on Derivatives
		Three Months Ended December 31,
		2021	2020
Interest rate swaps	Interest expense	$(801)	$(903)

The Company recognized the following gains (losses) in AOCI:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain Recognized in AOCI on Derivatives		Location of Loss Reclassified From AOCI into Income (Effective Portion*)	Amount of Loss Reclassified from AOCI into Income (Effective Portion*)
	December 31, 2021	December 31, 2020		December 31, 2021	December 31, 2020
Interest rate swaps	$875	$353	Interest expense	$(606)	$(682)
* There is no ineffective portion or amounts excluded from effectiveness testing.

The Company, through certain of its European subsidiaries, has a credit facility with a European bank, which is guaranteed by Matthews. The maximum amount of borrowing available under this facility is €25.0 million ($28,361), which includes €8.0 million ($9,075) for bank guarantees.  In the first quarter of fiscal 2022, the Company extended this facility to a current maturity of December 2022 and the Company intends to continue to extend this facility. There were no outstanding borrowings under the credit facility at December 31, 2021. Outstanding borrowings under the credit facility totaled €0.7 million ($817) at September 30, 2021. The weighted-average interest rate on outstanding borrowings under this facility was 2.25% at December 31, 2020.

Other borrowings totaled $20,296 and $10,150 at December 31, 2021 and September 30, 2021, respectively. The weighted-average interest rate on all other borrowings was 1.88% and 2.11% at December 31, 2021 and 2020, respectively.

The Company has a U.S. Dollar/Euro cross currency swap with a notional amount of $94,464 as of December 31, 2021, which has been designated as a net investment hedge of foreign operations. The swap contract matures in September 2028. The Company assesses hedge effectiveness for this contract based on changes in fair value attributable to changes in spot prices. A gain of $2,079 (net of income taxes of $675) and a gain of $29 (net of income taxes of $10), which represented effective hedges of net investments, were reported as a component of AOCI within currency translation adjustment at December 31, 2021 and September 30, 2021, respectively. Income of $365, which represented the recognized portion of the fair value excluded from the assessment of hedge effectiveness, was included in current period earnings as a component of interest expense for the three months ended December 31, 2021. At December 31, 2021 and September 30, 2021, the swap, which is included in other assets in the Consolidated Balance Sheets, totaled $2,754 and $39, respectively.

As of December 31, 2021 and September 30, 2021, the fair value of the Company's long-term debt, including current maturities, which is classified as Level 2 in the fair value hierarchy, approximated the carrying value included in the Consolidated Balance Sheets. The Company was in compliance with all of its debt covenants as of December 31, 2021.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 8.   Share-Based Payments

The Company maintains an equity incentive plan (the "2017 Equity Incentive Plan") that provides for grants of stock options, restricted shares, restricted share units, stock-based performance units and certain other types of stock-based awards. Under the 2017 Equity Incentive Plan, which has a ten-year term, the maximum number of shares available for grants or awards is an aggregate of 1,700,000. In November 2021, the Board of Directors approved the Amended and Restated 2017 Equity Incentive Plan (the "Amended 2017 Plan"), which increases the maximum number of shares available for grants or awards to an aggregate of 3,450,000. The Amended 2017 Plan is subject to shareholder approval at the February 2022 Annual Shareholder Meeting. At December 31, 2021, 211,788 shares have been issued under the 2017 Equity Incentive Plan. 768,498 time-based restricted share units, 933,212 performance-based restricted share units, and 75,000 stock options have been granted under the 2017 Equity Incentive Plan. 1,479,325 of these share-based awards are outstanding as of December 31, 2021.  The 2017 Equity Incentive plan is administered by the Compensation Committee of the Board of Directors.

For the three-month periods ended December 31, 2021 and 2020, stock-based compensation cost totaled $3,709 and $3,246, respectively. The associated future income tax benefit recognized for stock-based compensation was $409 and $239 for the three-month periods ended December 31, 2021 and 2020, respectively.

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

The transactions for restricted shares and restricted share units for the three months ended December 31, 2021 were as follows:

	Shares /Units	Weighted- average Grant-date Fair Value
Non-vested at September 30, 2021	1,083,365	$34.07
Granted	636,800	38.20
Vested	(163,201)	42.21
Expired or forfeited	(116,368)	48.40
Non-vested at December 31, 2021	1,440,596	$33.81

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

As of December 31, 2021, the total unrecognized compensation cost related to all unvested stock-based awards was $30,245 and is expected to be recognized over a weighted average period of 2.7 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 8.   Share-Based Payments (continued)

The Company maintains the 2019 Director Fee Plan, the Amended and Restated 2014 Director Fee Plan and the 1994 Director Fee Plan (collectively, the "Director Fee Plans").  There will be no further fees or share-based awards granted under the Amended and Restated 2014 Director Fee Plan and the 1994 Director Fee Plan.  Under the 2019 Director Fee Plan, non-employee directors (except for the Chairman of the Board) each receive, as an annual retainer fee for fiscal 2022, either cash or shares of the Company's Class A Common Stock with a value equal to $90.  The annual retainer fee for fiscal 2022 paid to the non-employee Chairman of the Board is $210.  Where the annual retainer fee is provided in shares, each director may elect to be paid these shares on a current basis or have such shares credited to a deferred stock account as phantom stock, with such shares to be paid to the director subsequent to leaving the Board.  The total number of shares of stock that have been authorized to be issued under the 2019 Director Fee Plan or credited to a deferred stock compensation account for subsequent issuance is 150,000 shares of Common Stock (subject to adjustment upon certain events such as stock dividends or stock splits).  The value of deferred shares is recorded in other liabilities.  A total of 38,832 shares and share units had been deferred under the Director Fee Plans as of December 31, 2021.  Additionally, non-employee directors each receive an annual stock-based grant (non-statutory stock options, stock appreciation rights and/or restricted shares or units) with a value of $140 for fiscal 2022.  As of December 31, 2021, 265,225 restricted shares and restricted share units have been granted under the Director Fee Plans, 91,996 of which were issued under the 2019 Director Fee Plan.  74,639 restricted shares and restricted share units are unvested at December 31, 2021.

Note 9.   Earnings Per Share Attributable to Matthews' Shareholders

The information used to compute loss per share attributable to Matthews' common shareholders was as follows:

	Three Months Ended December 31,
	2021	2020
Net loss attributable to Matthews shareholders	$(19,803)	$(1,758)
Weighted-average shares outstanding (in thousands):
Basic shares	31,719	31,725
Effect of dilutive securities	—	—
Diluted shares	31,719	31,725
Anti-dilutive securities excluded from the dilution calculation were insignificant for the three months ended December 31, 2021. During periods in which the Company incurs a net loss, diluted weighted-average shares outstanding are equal to basic weighted-average shares outstanding because the effect of all equity awards is anti-dilutive.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 10.   Pension and Other Postretirement Benefit Plans

The Company provides defined benefit pension and other postretirement plans to certain employees. Net periodic pension and other postretirement benefit cost for the plans included the following:

	Three months ended December 31,
	Pension		Other Postretirement
	2021	2020	2021	2020

Service cost	$380	$2,213	$41	$50
Interest cost *	990	1,548	103	94
Expected return on plan assets *	(1,042)	(2,763)	—	—
Amortization:
Prior service cost (credit)	47	(17)	(91)	(91)
Net actuarial loss *	201	3,021	—	—
Settlement loss *	30,856	—	—	—
Net benefit cost	$31,432	$4,002	$53	$53
* Non-service components of pension and postretirement expense are included in other income (deductions), net.

Benefit payments under the Company's principal defined benefit retirement plan ("DB Plan") are made from plan assets, while benefit payments under the supplemental retirement plan and postretirement benefit plan are made from the Company's operating funds. In the first quarter of fiscal 2022, the Company terminated its DB Plan and made plan contributions totaling $35,706 to fully fund the planned settlement of the DB Plan obligations. Also during the first quarter of fiscal 2022, lump sum distributions of $185,958 were made from the DB Plan to plan participants, and non-participating annuity contracts totaling $56,274 were purchased by the DB Plan for plan participants, resulting in the full settlement of the DB Plan obligations. The settlement of the DB Plan obligations resulted in the recognition of a non-cash charge of $30,856, which has been presented as a component of other income (deductions), net for the three months ended December 31, 2021. This amount represents the immediate recognition of the remaining portion of the deferred AOCI balances related to the DB Plan.

Contributions made and anticipated for fiscal year 2022 are as follows:

Contributions	Pension	Other Postretirement
Contributions during the three months ended December 31, 2021:
Principal defined benefit retirement plan	$35,706	$—
Supplemental retirement plan	199	—
Other postretirement plan	—	83

Additional contributions expected in fiscal 2022:
Supplemental retirement plan	$561	$—
Other postretirement plan	—	801

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 11.   Accumulated Other Comprehensive Income

The changes in AOCI by component, net of tax, for the three-month periods ended December 31, 2021 and 2020 were as follows:

	Post-retirement benefit plans		Currency translation adjustment	Derivatives		Total
Attributable to Matthews:
Balance, September 30, 2021	$(35,930)		$(155,251)	$(1,558)		$(192,739)
OCI before reclassification	10,718		(1,989)	875		9,604
Amounts reclassified from AOCI	23,415	(a)	—	606	(b)	24,021
Net current-period OCI	34,133		(1,989)	1,481		33,625
Balance, December 31, 2021	$(1,797)		$(157,240)	$(77)		$(159,114)
Attributable to noncontrolling interest:
Balance, September 30, 2021	$—		$241	$—		$241
OCI before reclassification	—		4	—		4
Net current-period OCI	—		4	—		4
Balance, December 31, 2021	$—		$245	$—		$245

	Post-retirement benefit plans		Currency translation adjustment	Derivatives		Total
Attributable to Matthews:
Balance, September 30, 2020	$(82,954)		$(151,881)	$(5,884)		$(240,719)
OCI before reclassification	—		17,055	353		17,408
Amounts reclassified from AOCI	2,124	(a)	—	682	(b)	2,806
Net current-period OCI	2,124		17,055	1,035		20,214
Balance, December 31, 2020	$(80,830)		$(134,826)	$(4,849)		$(220,505)
Attributable to noncontrolling interest:
Balance, September 30, 2020	$—		$368	$—		$368
OCI before reclassification	—		(3)	—		(3)
Net current-period OCI	—		(3)	—		(3)
Balance, December 31, 2020	$—		$365	$—		$365
(a) Amounts were included in net periodic benefit cost for pension and other postretirement benefit plans (see Note 10).
(b) Amounts were included in interest expense in the periods the hedged item affected earnings (see Note 7).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 11.   Accumulated Other Comprehensive Income (continued)

Reclassifications out of AOCI for the three-month periods ended December 31, 2021 and 2020 were as follows:

	Amount reclassified from AOCI
Details about AOCI Components	Three Months Ended December 31, 2021	Three Months Ended December 31, 2020	Affected line item in the Statement of income

Postretirement benefit plans
Prior service credit (a)	$44	$108
Actuarial losses	(201)	(3,021)	Other income (deductions), net
Settlement loss	(30,856)	—	Other income (deductions), net
	(31,013)	(2,913)	Income before income tax (b)
	7,598	789	Income taxes
	$(23,415)	$(2,124)	Net income
Derivatives
Interest rate swap contracts	$(801)	$(903)	Interest expense
	(801)	(903)	Income before income tax (b)
	195	221	Income taxes
	$(606)	$(682)	Net income

(a) Prior service cost amounts are included in the computation of pension and other postretirement benefit expense, which is reported in both cost of goods sold and selling and administrative expenses. For additional information, see Note 10.

(b) For pre-tax items, positive amounts represent income and negative amounts represent expense.

Note 12.   Income Taxes

Income tax provisions for the Company's interim periods are based on the effective income tax rate expected to be applicable for the full year. The Company's consolidated income taxes for the first three months of fiscal 2022 were a benefit of $6,628, compared to an expense of $3,980 for the first three months of fiscal 2021. The difference between the Company’s consolidated income taxes for the first three months of fiscal 2022 compared to the same period for fiscal 2021 primarily resulted from a consolidated pre-tax loss in fiscal 2022 compared to pre-tax income in fiscal 2021. Additionally, fiscal 2022 included discrete tax expenses related to the addition of uncertain tax liabilities. Fiscal 2021 included discrete tax expenses related to foreign operating losses, discrete tax benefits related to the resolution of uncertain tax liabilities, a net operating loss (“NOL”) carryback to tax years where the U.S. federal statutory rate was 35%, and additional foreign tax credits. The Company’s fiscal 2022 three month effective tax rate varied from the U.S. statutory tax rate of 21.0% primarily due to state taxes, foreign statutory rate differentials, and tax credits. The Company’s fiscal 2021 three-month effective tax rate varied from the U.S. statutory tax rate of 21.0% primarily due to discrete tax expenses related to foreign operating losses, discrete tax benefits related to the resolution of uncertain tax liabilities, a NOL carryback to tax years where the U.S. federal statutory rate was 35%, and additional foreign tax credits.

The Company had unrecognized tax benefits (excluding penalties and interest) of $3,328 and $2,807 on December 31, 2021 and September 30, 2021, respectively, which would impact the annual effective rate at December 31, 2021 and September 30, 2021, respectively. It is reasonably possible that the amount of unrecognized tax benefits could decrease by approximately $414 in the next 12 months primarily due to the completion of audits and the expiration of the statute of limitations.

The Company classifies interest and penalties on tax uncertainties as a component of the provision for income taxes. Total penalties and interest accrued were $808 and $691 at December 31, 2021 and September 30, 2021, respectively.  These accruals may potentially be applicable in the event of an unfavorable outcome of uncertain tax positions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 12.   Income Taxes (continued)

The Company is currently under examination in several tax jurisdictions and remains subject to examination until the statute of limitations expires for those tax jurisdictions.  As of December 31, 2021, the tax years that remain subject to examination by major jurisdiction generally are:

United States – Federal	2018 and forward
United States – State	2017 and forward
Canada	2017 and forward
Germany	2019 and forward
United Kingdom	2020 and forward
Singapore	2017 and forward
Australia	2017 and forward

Note 13.   Segment Information

The Company manages its businesses under three segments: SGK Brand Solutions, Memorialization and Industrial Technologies. Effective in the first quarter of fiscal 2022, the Company transferred its surfaces and engineered products businesses from the SGK Brand Solutions segment to the Industrial Technologies segment. This business segment change is consistent with internal management structure and reporting changes effective for fiscal 2022. Prior periods were revised to reflect retrospective application of this segment realignment. The SGK Brand Solutions segment consists of brand management, pre-media services, printing plates and cylinders, imaging services, digital asset management, merchandising display systems, and marketing and design services primarily for the consumer goods and retail industries. The Memorialization segment consists primarily of bronze and granite memorials and other memorialization products, caskets, and cremation and incineration equipment primarily for the cemetery and funeral home industries. The Industrial Technologies segment includes the design, manufacturing, service and distribution of high-tech custom energy storage, marking, coding and industrial automation technologies and solutions, and order fulfillment systems for identifying, tracking, picking and conveying consumer and industrial products.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 13.   Segment Information (continued)

The following table sets forth information about the Company's segments, including a reconciliation of adjusted EBITDA to net income.

	Three Months Ended December 31,
	2021	2020
Sales:
SGK Brand Solutions	$153,542	$149,959
Memorialization	210,706	183,274
Industrial Technologies	74,331	53,424
Consolidated Sales	$438,579	$386,657

Adjusted EBITDA:
SGK Brand Solutions	$15,414	$21,833
Memorialization	43,370	44,072
Industrial Technologies	7,183	2,996
Corporate and Non-Operating	(12,634)	(14,138)
Total Adjusted EBITDA	$53,333	$54,763

Strategic initiatives and other charges (1)**	(3,823)	(11,192)
Non-recurring / incremental coronavirus disease 2019 ("COVID-19") costs (2)***	(690)	(1,124)
Defined benefit plan termination related costs (3)	(426)	—
Stock-based compensation	(3,709)	(3,246)
Non-service pension and postretirement expense (4)	(31,108)	(1,900)
Depreciation and amortization *	(33,501)	(27,351)
Interest expense	(6,507)	(7,728)
Net loss attributable to noncontrolling interests	(7)	(234)
(Loss) income before income taxes	(26,438)	1,988
Income tax benefit (provision)	6,628	(3,980)
Net loss	$(19,810)	$(1,992)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 13.   Segment Information (continued)

(1) Includes certain non-recurring items associated with recent acquisition activities, costs associated with global ERP system integration efforts, and certain non-recurring costs associated with productivity and cost-reduction initiatives intended to result in improved operating performance, profitability and working capital levels.

(2) Includes certain non-recurring direct incremental costs (such as costs for purchases of computer peripherals and devices to facilitate working-from-home, additional personal protective equipment and cleaning supplies and services, etc.) incurred in response to COVID-19. This amount does not include the impact of any lost sales or underutilization due to COVID-19.

(3) Represents costs associated with the termination of the Company's DB Plan, supplemental retirement plan and the defined benefit portion of the officers retirement restoration plan.
(4) Non-service pension and postretirement expense includes interest cost, expected return on plan assets, amortization of actuarial gains and losses, curtailment gains and losses, and settlement gains and losses. These benefit cost components are excluded from adjusted EBITDA since they are primarily influenced by external market conditions that impact investment returns and interest (discount) rates. Curtailment gains and losses and settlement gains and losses are excluded from adjusted EBITDA since they generally result from certain non-recurring events, such as plan amendments to modify future benefits or settlements of plan obligations. The service cost and prior service cost components of pension and postretirement expense are included in the calculation of adjusted EBITDA, since they are considered to be a better reflection of the ongoing service-related costs of providing these benefits. Please note that GAAP pension and postretirement expense or the adjustment above are not necessarily indicative of the current or future cash flow requirements related to these employee benefit plans.

* Depreciation and amortization was $23,725 and $17,848 for the SGK Brand Solutions segment, $5,810 and $5,469 for the Memorialization segment, $2,653 and $2,740 for the Industrial Technologies segment, and $1,313 and $1,294 for Corporate and Non-Operating, for the three months ended December 31, 2021 and 2020, respectively.
** Acquisition costs, ERP integration costs, and strategic initiatives and other charges were $1,229 and $4,696 for the SGK Brand Solutions segment, $671 and $1,130 for the Memorialization segment, $32 and $2,659 for the Industrial Technologies segment, and $1,891 and $2,707 for Corporate and Non-Operating, for the three months ended December 31, 2021 and 2020, respectively.
*** Non-recurring/incremental COVID-19 costs were $220 and $409 for the SGK Brand Solutions segment, $464 and $650 for the Memorialization segment, $4 and $18 for the Industrial Technologies segment, and $2 and $47 for Corporate and Non-Operating, for the three months ended December 31, 2021 and 2020, respectively.

Note 14.   Goodwill and Other Intangible Assets

A summary of the carrying amount of goodwill attributable to each segment as well as the changes in such amounts are as follows:

	SGK Brand Solutions	Memorialization	Industrial Technologies	Consolidated

Net goodwill at September 30, 2021	$314,850	$366,360	$92,577	$773,787
Translation and other adjustments	(1,422)	(479)	97	(1,804)
Net goodwill at December 31, 2021	$313,428	$365,881	$92,674	$771,983
The net goodwill balances at December 31, 2021 and September 30, 2021 included $178,732 of accumulated impairment losses. Accumulated impairment losses at December 31, 2021 and September 30, 2021 were $149,786, $5,000, and $23,946 for the SGK Brand Solutions, Memorialization, and Industrial Technologies segments, respectively.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 14.   Goodwill and Other Intangible Assets (continued)
The following tables summarize the carrying amounts and related accumulated amortization for intangible assets as of December 31, 2021 and September 30, 2021, respectively.

	Carrying Amount	Accumulated Amortization	Net
December 31, 2021:
Indefinite-lived trade names	$30,540	$—	$30,540
Definite-lived trade names	148,794	(114,714)	34,080
Customer relationships	388,112	(220,667)	167,445
Copyrights/patents/other	23,485	(15,826)	7,659
	$590,931	$(351,207)	$239,724
September 30, 2021:
Indefinite-lived trade names	$30,540	$—	$30,540
Definite-lived trade names	148,867	(104,211)	44,656
Customer relationships	388,699	(210,361)	178,338
Copyrights/patents/other	23,584	(15,576)	8,008
	$591,690	$(330,148)	$261,542
The net change in intangible assets during the three months ended December 31, 2021 included the impact of foreign currency fluctuations during the period and additional amortization.

Amortization expense on intangible assets was $21,546 and $15,221 for the three-month periods ended December 31, 2021 and 2020, respectively. Amortization expense is estimated to be $35,988 for the remainder of fiscal 2022, $41,064 in 2023, $35,505 in 2024, $19,770 in 2025 and $14,686 in 2026.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENTS REGARDING FORWARD LOOKING STATEMENTS AND NON-GAAP FINANCIAL MEASURES:

The following discussion should be read in conjunction with the consolidated financial statements of Matthews International Corporation ("Matthews" or the "Company") and related notes thereto included in this Quarterly Report on Form 10-Q and the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2021.  Any forward-looking statements contained herein are included pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements involve known and unknown risks and uncertainties that may cause the Company's actual results in future periods to be materially different from management's expectations.  Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove correct.  Factors that could cause the Company's results to differ materially from the results discussed in such forward-looking statements principally include changes in domestic or international economic conditions, changes in foreign currency exchange rates, changes in the cost of materials used in the manufacture of the Company's products, changes in mortality and cremation rates, changes in product demand or pricing as a result of consolidation in the industries in which the Company operates, or other factors such as supply chain disruptions, labor shortages or labor cost increases, changes in product demand or pricing as a result of domestic or international competitive pressures, ability to achieve cost-reduction objectives, unknown risks in connection with the Company's acquisitions, cybersecurity concerns, effectiveness of the Company's internal controls, compliance with domestic and foreign laws and regulations, technological factors beyond the Company's control, impact of pandemics or similar outbreaks, or other disruptions to our industries, customers or supply chains, and other factors described in Item 1A - "Risk Factors" in this Form 10-Q and Item 1A - "Risk Factors" in the Company's Form 10-K for the fiscal year ended September 30, 2021.  In addition, although the Company does not have any customers that would be considered individually significant to consolidated sales, changes in the distribution of the Company's products or the potential loss of one or more of the Company's larger customers are also considered risk factors. Matthews cautions that the foregoing list of important factors is not all inclusive. Readers are also cautioned not to place undue reliance on any forward looking statements, which reflect management's analysis only as of the date of this report, even if subsequently made available by Matthews on its website or otherwise. Matthews does not undertake to update any forward looking statement, whether written or oral, that may be made from time to time by or on behalf of Matthews to reflect events or circumstances occurring after the date of this report.

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

RESULTS OF OPERATIONS:

The Company manages its businesses under three segments: SGK Brand Solutions, Memorialization and Industrial Technologies. Effective in the first quarter of fiscal 2022, the Company transferred its surfaces and engineered products businesses from the SGK Brand Solutions segment to the Industrial Technologies segment. This business segment change is consistent with internal management structure and reporting changes effective for fiscal 2022. Prior periods were revised to reflect retrospective application of this segment realignment. The SGK Brand Solutions segment consists of brand management, pre-media services, printing plates and cylinders, imaging services, digital asset management, merchandising display systems, and marketing and design services primarily for the consumer goods and retail industries. The Memorialization segment consists primarily of bronze and granite memorials and other memorialization products, caskets, and cremation and incineration equipment primarily for the cemetery and funeral home industries. The Industrial Technologies segment includes the design, manufacturing, service and distribution of high-tech custom energy storage, marking, coding and industrial automation technologies and solutions, and order fulfillment systems for identifying, tracking, picking and conveying consumer and industrial products.

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

The following table sets forth the sales and adjusted EBITDA for the Company's three reporting segments for the three-month periods ended December 31, 2021 and 2020. Refer to Note 13, "Segment Information" in Item 1 - "Financial Statements" for the Company's financial information by segment.

	Three Months Ended December 31,
	2021	2020
Sales:	(Dollar amounts in thousands)
SGK Brand Solutions	$153,542	$149,959
Memorialization	210,706	183,274
Industrial Technologies	74,331	53,424
Consolidated Sales	$438,579	$386,657

Adjusted EBITDA:
SGK Brand Solutions	$15,414	$21,833
Memorialization	43,370	44,072
Industrial Technologies	7,183	2,996
Corporate and Non-Operating	(12,634)	(14,138)
Total Adjusted EBITDA (1)	$53,333	$54,763
(1) Total Adjusted EBITDA is a non-GAAP financial measure. See the "Non-GAAP Financial Measures" section below.

Sales for the three months ended December 31, 2021 were $438.6 million, compared to $386.7 million for the three months ended December 31, 2020, representing an increase of $51.9 million.  The increase in fiscal 2022 sales reflected higher sales in all of the Company's segments. Fiscal 2022 sales continued to be impacted by the global outbreak of coronavirus disease 2019 ("COVID-19"), which has caused some commercial impacts in certain of the Company's segments and geographic locations. These impacts have included higher sales volumes for memorialization products and services, but have also included temporary business disruptions and customer project delays for certain of the Company's businesses. Additionally, recent increases in the cost of certain raw materials and other inflationary pressures have had an unfavorable impact on the Company's results of operations. While substantially all of the Company's operations have remained open during the COVID-19 pandemic, management expects COVID-19 to continue to impact its sales and results of operations in the short-term until the pandemic subsides (see "Forward Looking Information" below).

In the SGK Brand Solutions segment, sales for the first three months of fiscal 2022 were $153.5 million, compared to $150.0 million for the first three months of fiscal 2021.  The increase primarily resulted from higher retail-based sales (principally merchandising solutions) and higher brand sales in the Asia-Pacific market. These increases were partially offset by lower brand sales in the U.S. and Europe. Changes in foreign currency exchange rates had an unfavorable impact of $2.4 million on the segment's sales compared to the prior year. Memorialization segment sales for the first three months of fiscal 2022 were $210.7 million, compared to $183.3 million for the first three months of fiscal 2021. The increase in sales predominantly resulted from increased unit sales of caskets and bronze and granite memorial products, due to COVID-19. The segment also

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

reported higher sales of mausoleums and cremation and incineration equipment. The increase in sales also reflected improved price realization and benefits from the fiscal 2021 acquisition of a small cemetery products business. Industrial Technologies segment sales were $74.3 million for the first three months of fiscal 2022, compared to $53.4 million for the first three months of fiscal 2021. The sales increase primarily reflected higher sales of purpose-built engineered products (primarily energy storage solutions for the electric vehicle market) and increased sales of warehouse automation solutions. These increases were partially offset by reduced sales of surfaces products. Changes in foreign currency exchange rates had an unfavorable impact of $1.5 million on the segment's sales compared to the prior year. On a consolidated basis, changes in foreign currency exchange rates were estimated to have an unfavorable impact of $4.1 million on fiscal 2022 sales compared to a year ago.

Gross profit for the three months ended December 31, 2021 was $131.6 million, compared to $125.5 million for the same period a year ago.  Consolidated gross profit as a percent of sales was 30.0% and 32.5% for the first three months of fiscal 2022 and fiscal 2021, respectively.  The increase in gross profit primarily reflected higher sales, benefits from the realization of productivity improvements and other cost-reduction initiatives, and improved margins for surfaces and engineered products within the Industrial Technologies segment. These improvements were partially offset by the impact of higher material, labor and transportation costs, particularly in the Memorialization segment, and unfavorable changes in sales mix within the SGK Brand Solutions segment. Higher material costs in the Memorialization segment reflected a significant increase in commodity costs, particularly steel, lumber and bronze ingot. Gross profit also included acquisition integration costs and other charges primarily in connection with cost-reduction initiatives totaling $1.5 million and $8.0 million for the three months ended December 31, 2021 and 2020, respectively.

Selling and administrative expenses for the three months ended December 31, 2021 were $99.3 million, compared to $99.9 million for the first three months of fiscal 2021.  Consolidated selling and administrative expenses, as a percent of sales, were 22.6% for the three months ended December 31, 2021, compared to 25.8% for the same period last year.  Fiscal 2022 selling and administrative expenses reflected lower performance-based compensation compared to fiscal 2021 and benefits from ongoing cost-reduction initiatives, which were partially offset by the impact of higher salaries and wage rates. Selling and administrative expenses also included acquisition integration and related systems-integration costs, and other charges primarily in connection with cost-reduction initiatives totaling $3.5 million in fiscal 2022, compared to $4.4 million in fiscal 2021. Intangible amortization for the three months ended December 31, 2021 was $21.5 million, compared to $15.2 million for the three months ended December 31, 2020. The increase in intangible amortization reflected $4.0 million of incremental amortization resulting from the fiscal 2021 reduction in useful lives for certain customer relationships. Intangible amortization also included accelerated amortization resulting from the fiscal 2019 reduction in useful lives for certain trade names that are being discontinued. Amortization for these trade names totaled $9.5 million and $7.0 million for the three months ended December 31, 2021 and December 31, 2020, respectively.

Adjusted EBITDA was $53.3 million for the three months ended December 31, 2021 and $54.8 million for the three months ended December 31, 2020. Adjusted EBITDA for the SGK Brand Solutions segment was $15.4 million for the first three months of fiscal 2022 compared to $21.8 million for the same period a year ago. The decrease in segment adjusted EBITDA primarily reflected the impact of unfavorable changes in sales mix, higher travel and entertainment costs, and production inefficiencies related to the COVID-19 remote-work environment. These decreases were partially offset by the impact of higher sales, and benefits from cost-reduction initiatives. Changes in foreign currency exchange rates had an unfavorable impact of $684,000 on the segment's adjusted EBITDA compared to the prior year. Memorialization segment adjusted EBITDA was $43.4 million for the first three months of fiscal 2022 compared to $44.1 million for the first three months of fiscal 2021. Fiscal 2022 segment adjusted EBITDA reflected the benefits of higher sales and productivity initiatives, which were offset by the impact of higher material, labor and transportation costs. Adjusted EBITDA for the Industrial Technologies segment was $7.2 million for the three months ended December 31, 2021 compared to $3.0 million for the three months ended December 31, 2020. Industrial Technologies segment adjusted EBITDA primarily reflected the impact of higher sales of purpose-built engineered products and warehouse automation solutions, improved margins for surfaces and engineered products, and benefits from cost-reduction initiatives. Changes in foreign currency exchange rates had an unfavorable impact of $191,000 on the segment's adjusted EBITDA compared to the prior year.

Investment income was $1.0 million for the three months ended December 31, 2021 and $1.1 million for the three months ended December 31, 2020. Investment income for both periods primarily reflected changes in the value of investments (primarily marketable securities) held in trust for certain of the Company's benefit plans.  Interest expense for the first three months of fiscal 2022 was $6.5 million, compared to $7.7 million for the same period last year.  The decrease in interest expense reflected a decrease in average borrowing levels and lower average interest rates in the current fiscal year.  Other income (deductions), net, for the three months ended December 31, 2021 represented a decrease in pre-tax income of $31.7 million, compared to a decrease in pre-tax income of $1.7 million for the same period last year.  Other income (deductions), net includes the non-service components of pension and postretirement expense, which totaled $31.1 million and $1.9 million for

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

the three months ended December 31, 2021 and 2020, respectively. Fiscal 2022 non-service pension expense included a $30.9 million non-cash charge resulting from the full settlement of the Company's principal defined benefit retirement plan ("DB Plan") obligations. Refer to Note 10, "Pension and Other Postretirement Benefit Plans" in Item 1 - "Financial Statements" for further details. Other income (deductions), net also includes banking-related fees and the impact of currency gains and losses on certain intercompany debt and foreign denominated cash balances.

Income tax provisions for the Company's interim periods are based on the effective income tax rate expected to be applicable for the full year. The Company's consolidated income taxes for the first three months of fiscal 2022 were a benefit of $6.6 million, compared to an expense of $4.0 million for the first three months of fiscal 2021. The difference between the Company’s consolidated income taxes for the first three months of fiscal 2022 compared to the same period for fiscal 2021 primarily resulted from a consolidated pre-tax loss in fiscal 2022 compared to pre-tax income in fiscal 2021. Additionally, fiscal 2022 included discrete tax expenses related to the addition of uncertain tax liabilities. Fiscal 2021 included discrete tax expenses related to foreign operating losses, discrete tax benefits related to the resolution of uncertain tax liabilities, a net operating loss (“NOL”) carryback to tax years where the U.S. federal statutory rate was 35%, and additional foreign tax credits. The Company’s fiscal 2022 three month effective tax rate varied from the U.S. statutory tax rate of 21.0% primarily due to state taxes, foreign statutory rate differentials, and tax credits. The Company’s fiscal 2021 three-month effective tax rate varied from the U.S. statutory tax rate of 21.0% primarily due to discrete tax expenses related to foreign operating losses, discrete tax benefits related to the resolution of uncertain tax liabilities, a NOL carryback to tax years where the U.S. federal statutory rate was 35%, and additional foreign tax credits.

Net losses attributable to noncontrolling interests were $7,000 for the three months ended December 31, 2021 and $234,000 for the three months ended December 31, 2020.  The net losses attributable to noncontrolling interests primarily reflected losses in less than wholly-owned businesses.

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

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

The reconciliation of net income to adjusted EBITDA is as follows:

	Three Months Ended December 31,
	2021	2020
	(Dollar amounts in thousands)
Net loss	$(19,810)	$(1,992)
Income tax (benefit) provision	(6,628)	3,980
(Loss) income before income taxes	(26,438)	1,988
Net loss attributable to noncontrolling interests	7	234
Interest expense	6,507	7,728
Depreciation and amortization *	33,501	27,351
Strategic initiatives and other charges (1)**	3,823	11,192
Non-recurring / incremental COVID-19 costs (2)***	690	1,124
Defined benefit plan termination related costs (3)	426	—
Stock-based compensation	3,709	3,246
Non-service pension and postretirement expense (4)	31,108	1,900
Total Adjusted EBITDA	$53,333	$54,763

(1) Includes certain non-recurring items associated with recent acquisition activities, costs associated with global ERP system integration efforts, and certain non-recurring costs associated with productivity and cost-reduction initiatives intended to result in improved operating performance, profitability and working capital levels.

(2) Includes certain non-recurring direct incremental costs (such as costs for purchases of computer peripherals and devices to facilitate working-from-home, additional personal protective equipment and cleaning supplies and services, etc.) incurred in response to COVID-19. This amount does not include the impact of any lost sales or underutilization due to COVID-19.

(3) Represents costs associated with the termination of the Company's DB Plan, supplemental retirement plan and the defined benefit portion of the officers retirement restoration plan.
(4) Non-service pension and postretirement expense includes interest cost, expected return on plan assets, amortization of actuarial gains and losses, curtailment gains and losses, and settlement gains and losses. These benefit cost components are excluded from adjusted EBITDA since they are primarily influenced by external market conditions that impact investment returns and interest (discount) rates. Curtailment gains and losses and settlement gains and losses are excluded from adjusted EBITDA since they generally result from certain non-recurring events, such as plan amendments to modify future benefits or settlements of plan obligations. The service cost and prior service cost components of pension and postretirement expense are included in the calculation of adjusted EBITDA, since they are considered to be a better reflection of the ongoing service-related costs of providing these benefits. Please note that GAAP pension and postretirement expense or the adjustment above are not necessarily indicative of the current or future cash flow requirements related to these employee benefit plans.

* Depreciation and amortization was $23.7 million and $17.8 million for the SGK Brand Solutions segment, $5.8 million and $5.5 million for the Memorialization segment, $2.7 million and $2.7 million for the Industrial Technologies segment, and $1.3 million and $1.3 million for Corporate and Non-Operating, for the three months ended December 31, 2021 and 2020, respectively.
** Acquisition costs, ERP integration costs, and strategic initiatives and other charges were $1.2 million and $4.7 million for the SGK Brand Solutions segment, $671,000 and $1.1 million for the Memorialization segment, $32,000 and $2.7 million for the Industrial Technologies segment, and $1.9 million and $2.7 million for Corporate and Non-Operating, for the three months ended December 31, 2021 and 2020, respectively.
*** Non-recurring/incremental COVID-19 costs were $220,000 and $409,000 for the SGK Brand Solutions segment, $464,000 and $650,000 for the Memorialization segment, $4,000 and $18,000 for the Industrial Technologies segment, and $2,000 and $47,000 for Corporate and Non-Operating, for the three months ended December 31, 2021 and 2020, respectively.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

LIQUIDITY AND CAPITAL RESOURCES:

Net cash used in operating activities was $27.2 million for the first three months of fiscal 2022, compared to net cash provided by operating activities of $35.3 million for the first three months of fiscal 2021.  Operating cash flow for both periods principally included net loss adjusted for deferred taxes, depreciation and amortization, stock-based compensation expense, net losses (gains) related to investments, non-cash pension expense, other non-cash adjustments, and changes in working capital items. Fiscal 2022 operating cash flow also reflected $35.7 million of DB Plan contributions to fully fund the settlement of the DB Plan obligations. Net changes in working capital items reduced operating cash flow by $40.8 million and $3.7 million in fiscal 2022 and fiscal 2021, respectively. The fiscal 2022 change in working capital primarily reflected increased fiscal year-end compensation-related payments, and higher inventory levels reflecting increased commodity costs.

Cash used in investing activities was $12.5 million for the three months ended December 31, 2021, compared to $5.8 million for the three months ended December 31, 2020.  Investing activities for the first three months of fiscal 2022 primarily reflected capital expenditures of $12.6 million and proceeds from the sale of assets of $301,000.  Investing activities for the first three months of fiscal 2021 reflected capital expenditures of $7.5 million and proceeds from the sale of assets of $1.7 million.

Capital expenditures reflected reinvestment in the Company's business segments and were made primarily for the purchase of new production machinery, equipment, software and systems, and facilities designed to improve product quality, increase manufacturing efficiency, lower production costs and meet regulatory requirements.  Capital expenditures for the last three fiscal years were primarily financed through operating cash.  Capital spending for property, plant and equipment has averaged $35.6 million for the last three fiscal years.  Capital spending for fiscal 2022 is currently estimated to be approximately $60 million.  The Company expects to generate sufficient cash from operations to fund all anticipated capital spending projects.

Cash provided by financing activities for the three months ended December 31, 2021 was $62.4 million, primarily reflecting proceeds, net of repayments, on long-term debt of $72.3 million, treasury stock purchases of $2.4 million and dividends of $6.8 million to the Company's shareholders. Cash used in financing activities for the three months ended December 31, 2020 was $31.4 million, primarily reflecting repayments, net of proceeds, on long-term debt of $18.0 million, treasury stock purchases of $4.2 million, dividends of $6.8 million to the Company's shareholders, and $1.6 million of holdback and contingent consideration payments related to acquisitions from prior years.

The Company has a domestic credit facility with a syndicate of financial institutions that includes a $750.0 million senior secured revolving credit facility, which matures in March 2025. A portion of the revolving credit facility (not to exceed $350.0 million) can be drawn in foreign currencies. Borrowings under the revolving credit facility bear interest at LIBOR plus a factor ranging from 0.75% to 2.00% (1.00% at December 31, 2021) based on the Company's secured leverage ratio.  The secured leverage ratio is defined as net secured indebtedness divided by EBITDA (earnings before interest, income taxes, depreciation and amortization) as defined within the domestic credit facility agreement. The Company is required to pay an annual commitment fee ranging from 0.15% to 0.30% (based on the Company's leverage ratio) of the unused portion of the revolving credit facility. The Company incurred debt issuance costs in connection with the domestic credit facility. Unamortized costs were $2.0 million and $2.2 million at December 31, 2021 and September 30, 2021, respectively.

The domestic credit facility requires the Company to maintain certain leverage and interest coverage ratios. A portion of the facility (not to exceed $35.0 million) is available for the issuance of trade and standby letters of credit. Outstanding U.S. dollar denominated borrowings on the revolving credit facility at December 31, 2021 and September 30, 2021 were $405.0 million and $349.8 million, respectively. The weighted-average interest rate on outstanding borrowings for the domestic credit facility (including the effects of interest rate swaps and Euro denominated borrowings) at December 31, 2021 and 2020 was 1.86% and 2.07%, respectively.

The Company has $300.0 million of 5.25% senior unsecured notes due December 1, 2025 (the "2025 Senior Notes"). The 2025 Senior Notes bear interest at a rate of 5.25% per annum with interest payable semi-annually in arrears on June 1 and December 1 of each year. The Company's obligations under the 2025 Senior Notes are guaranteed by certain of the Company's direct and indirect wholly-owned domestic subsidiaries. The Company is subject to certain covenants and other restrictions in connection with the 2025 Senior Notes. The Company incurred direct financing fees and costs in connection with the 2025 Senior Notes. Unamortized costs were $2.1 million and $2.2 million at December 31, 2021 and September 30, 2021, respectively.

The Company has a $115.0 million accounts receivable securitization facility (the "Securitization Facility") with certain financial institutions which matures in March 2022 and the Company intends to extend this facility. Under the Securitization Facility, the Company and certain of its domestic subsidiaries sell, on a continuous basis without recourse, their trade receivables to Matthews Receivables Funding Corporation, LLC (“Matthews RFC”), a wholly-owned bankruptcy-remote

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

subsidiary of the Company. Matthews RFC in turn assigns a collateral interest in these receivables to certain financial institutions, and then may borrow funds under the Securitization Facility. The Securitization Facility does not qualify for sale treatment. Accordingly, the trade receivables and related debt obligations remain on the Company's Consolidated Balance Sheet. Borrowings under the Securitization Facility bear interest at LIBOR plus 0.75%. The Company is required to pay an annual commitment fee ranging from 0.25% to 0.35% of the unused portion of the Securitization Facility. Outstanding borrowings under the Securitization Facility at December 31, 2021 and September 30, 2021 were $104.7 million and $96.0 million, respectively. At December 31, 2021 and 2020, the interest rate on borrowings under this facility was 0.85% and 0.89% respectively.

The following table presents information related to interest rate contracts entered into by the Company and designated as cash flow hedges (dollar amounts in thousands):

	December 31, 2021	September 30, 2021
Pay fixed swaps - notional amount	$250,000	$250,000
Net unrealized loss	$(102)	$(2,062)
Weighted-average maturity period (years)	2.0	2.2
Weighted-average received rate	0.10%	0.08%
Weighted-average pay rate	1.34%	1.34%

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

The fair value of the interest rate swaps reflected an unrealized loss net of unrealized gains of $102,000 ($77,000 after tax) at December 31, 2021 and an unrealized loss net of unrealized gains of $2.1 million ($1.6 million after tax) at September 30, 2021, that is included in shareholders' equity as part of accumulated other comprehensive income (loss) ("AOCI").  Assuming market rates remain constant with the rates at December 31, 2021, a loss (net of tax) of approximately $663,000 included in AOCI is expected to be recognized in earnings over the next twelve months.

The Company, through certain of its European subsidiaries, has a credit facility with a European bank, which is guaranteed by Matthews. The maximum amount of borrowing available under this facility is €25.0 million ($28.4 million), which includes €8.0 million ($9.1 million) for bank guarantees.  In the first quarter of fiscal 2022, the Company extended this facility to a current maturity of December 2022 and the Company intends to continue to extend this facility. There were no outstanding borrowings under the credit facility at December 31, 2021. Outstanding borrowings under the credit facility totaled €704,000 ($817,000) at September 30, 2021. The weighted-average interest rate on outstanding borrowings under this facility was 2.25% at December 31, 2020.

Other borrowings totaled $20.3 million and $10.2 million at December 31, 2021 and September 30, 2021, respectively. The weighted-average interest rate on these borrowings was 1.88% and 2.11% at December 31, 2021 and 2020, respectively.

The Company has a U.S. Dollar/Euro cross currency swap with a notional amount of $94.5 million as of December 31, 2021, which has been designated as a net investment hedge of foreign operations. The swap contract matures in September 2028. The Company assesses hedge effectiveness for this contract based on changes in fair value attributable to changes in spot prices. A gain of $2.1 million (net of income taxes of $675,000) and a gain of $29,000 (net of income taxes of $10,000), which represented effective hedges of net investments, were reported as a component of AOCI within currency translation adjustment at December 31, 2021 and September 30, 2021, respectively. Income of $365,000, which represented the recognized portion of the fair value excluded from the assessment of hedge effectiveness, was included in current period earnings as a component of interest expense for the three months ended December 31, 2021. At December 31, 2021 and September 30, 2021, the swap, which is included in other assets in the Consolidated Balance Sheets, totaled $2.8 million and $39,000, respectively.

The Company has a stock repurchase program. The buy-back program is designed to increase shareholder value, enlarge the Company's holdings of its common stock, and add to earnings per share. Repurchased shares may be retained in treasury, utilized for acquisitions, or reissued to employees or other purchasers, subject to the restrictions set forth in the Company's Restated Articles of Incorporation. Under the current authorization, 2,595,881 shares remain available for repurchase as of December 31, 2021.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

Consolidated working capital of the Company was $345.6 million at December 31, 2021, compared to $269.9 million at September 30, 2021.  Cash and cash equivalents were $71.0 million at December 31, 2021, compared to $49.2 million at September 30, 2021.  The Company's current ratio was 2.0 at December 31, 2021 and 1.8 at September 30, 2021.

Long-Term Contractual Obligations:

The following table summarizes the Company's contractual obligations at December 31, 2021, and the effect such obligations are expected to have on its liquidity and cash flows in future periods.

	Payments due in fiscal year:
	Total	2022 (1) Remainder	2023 to 2024	2025 to 2026	After 2026
Contractual Cash Obligations:	(Dollar amounts in thousands)
Revolving credit facilities	$405,000	$—	$—	$405,000	$—
Securitization Facility	104,690	104,690	—	—	—
2025 Senior Notes	360,931	7,875	31,500	321,556	—
Finance lease obligations (2)	8,797	2,830	3,347	1,025	1,595
Non-cancelable operating leases (2)	85,063	19,851	38,958	20,821	5,433
Other	50,403	3,596	34,336	2,169	10,302
Total contractual cash obligations	$1,014,884	$138,842	$108,141	$750,571	$17,330
(1) The Company maintains certain debt facilities with maturity dates of twelve months or less that it intends and has the ability to extend beyond twelve months totaling $104.7 million. These balances have been classified as non-current on the Company's Consolidated Balance Sheet.
(2) Lease obligations have not been discounted to their present value.

Benefit payments under the Company's DB Plan are made from plan assets, while benefit payments under the supplemental retirement plan ("SERP") and postretirement benefit plan are made from the Company's operating funds.

In the first quarter of fiscal 2022, the Company terminated its DB Plan and made plan contributions totaling $35.7 million to fully fund the planned settlement of the DB Plan obligations. Also during the first quarter of fiscal 2022, lump sum distributions of $186.0 million were made from the DB Plan to plan participants, and non-participating annuity contracts totaling $56.3 million were purchased by the DB Plan for plan participants, resulting in the full settlement of the DB Plan obligations. The settlement of the DB Plan obligations resulted in the recognition of a non-cash charge of $30.9 million, which has been presented as a component of other income (deductions), net for the three months ended December 31, 2021. This amount represents the immediate recognition of the remaining portion of the deferred AOCI balances related to the DB Plan.

During the three months ended December 31, 2021 contributions of $199,000 and $83,000 were made under the SERP and postretirement benefit plan, respectively. The Company currently anticipates contributing an additional $561,000 and $801,000 under the SERP and postretirement benefit plan, respectively, for the remainder of fiscal 2022. The Company also expects to make payments totaling approximately $24.2 million in fiscal 2023 to fully settle the SERP and defined benefit portion of the officers retirement restoration plan obligations. The obligations of the SERP are expected to be funded from an existing rabbi trust. The Company believes that its current liquidity sources, combined with its operating cash flow and borrowing capacity, will be sufficient to meet its capital needs for the foreseeable future.

Unrecognized tax benefits are positions taken, or expected to be taken, on an income tax return that may result in additional payments to tax authorities.  If a tax authority agrees with the tax position taken, or expected to be taken, or the applicable statute of limitations expires, then additional payments will not be necessary.  As of December 31, 2021, the Company had unrecognized tax benefits, excluding penalties and interest, of approximately $3.3 million.  The timing of potential future payments related to the unrecognized tax benefits is not presently determinable. The Company believes that its current liquidity sources, combined with its operating cash flow and borrowing capacity, will be sufficient to meet its capital needs for the foreseeable future.

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

The significant factors (excluding acquisitions) influencing sales growth in the SGK Brand Solutions segment are global economic conditions, brand innovation, the level of marketing spending by the Company's clients, and government regulation. Due to the global footprint of this segment, currency fluctuations can also be a significant factor. Additionally, the retail-based businesses in the SGK Brand Solutions segment continue to recover from the unfavorable sales impacts of the pandemic (see below). For the Memorialization segment, sales growth will be influenced by North America death rates, and the impact of the increasing trend toward cremation on the segment's product offerings, including caskets, cemetery memorial products and cremation-related products. For the Industrial Technologies segment, sales growth drivers include economic/industrial market conditions, new product development, and the e-commerce trend. Order rates and backlogs in the warehouse and product identification businesses are expected to support continued sales growth for the Industrial Technologies segment in fiscal 2022. In addition, sales for the energy solutions business in the Industrial Technologies segment, which supports the electric vehicle market, grew significantly in fiscal 2021 and, based on current backlogs and significant interest from multiple well-known auto manufacturers, are expected to significantly grow again in fiscal 2022.

During fiscal 2019, the Company initiated a strategic evaluation to improve profitability and reduce the Company's cost structure. These actions leveraged the benefit of the Company's new global ERP platform, primarily targeted at the SGK Brand Solutions segment, both operational and commercial structure, and the Company's shared financial services and other administrative functions. This evaluation identified opportunities for significant cost structure improvements, which the Company expects to achieve throughout the remainder of fiscal 2022.  The Company's strategic review has also resulted in improvements to the commercial structure within the SGK Brand Solutions segment.

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

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

CRITICAL ACCOUNTING POLICIES:

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Therefore, the determination of estimates requires the exercise of judgment based on various assumptions and other factors such as historical experience, economic conditions, and in some cases, actuarial techniques.  Actual results may differ from those estimates. A discussion of market risks affecting the Company can be found in Item 7A - "Quantitative and Qualitative Disclosures about Market Risk" in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2021.

A summary of the Company's significant accounting policies are included in the Notes to Consolidated Financial Statements and in the critical accounting policies in Management's Discussion and Analysis included in the Company's Annual Report on Form 10-K for the year ended September 30, 2021.  Management believes that the application of these policies on a consistent basis enables the Company to provide useful and reliable financial information about the Company's operating results and financial condition.
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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company’s market risk during the three months ended December 31, 2021. For additional information see Item 7A - "Quantitative and Qualitative Disclosures About Market Risk" in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2021.

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

Management, under the supervision and with the participation of our Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures in effect as of December 31, 2021. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2021, the Company's disclosure controls and procedures were effective to provide reasonable assurance that material information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, and that such information is recorded, summarized and properly reported within the appropriate time period, relating to the Company and its consolidated subsidiaries, required to be included in the Exchange Act reports, including this Quarterly Report on Form 10-Q.
There have been no changes in the Company's internal controls over financial reporting that occurred during the fiscal quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II ‑ OTHER INFORMATION

Item 1. Legal Proceedings

The Company is subject to various legal proceedings and claims arising in the ordinary course of business.  Management does not expect that the results of any of these legal proceedings will have a material adverse effect on Matthews' financial condition, results of operations or cash flows.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A to our Annual Report on Form 10-K for the fiscal year ended September 30, 2021. The risk factors disclosed in Part I, Item 1A to our Annual Report on Form 10-K for the fiscal year ended September 30, 2021, in addition to the other information set forth in this report, could adversely affect the Company's operating performance and financial condition. Additional risks not currently known or deemed immaterial may also result in adverse effects on the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchase Plan

The Company has a stock repurchase program. The buy-back program is designed to increase shareholder value, enlarge the Company's holdings of its common stock, and add to earnings per share. Repurchased shares may be retained in treasury, utilized for acquisitions, or reissued to employees or other purchasers, subject to the restrictions set forth in the Company's Restated Articles of Incorporation. Under the current authorization, 2,595,881 shares remain available for repurchase as of December 31, 2021.

The following table shows the monthly fiscal 2022 stock repurchase activity:

Period	Total number of shares purchased	Weighted-average price paid per share	Total number of shares purchased as part of a publicly announced plan	Maximum number of shares that may yet be purchased under the plan
October 2021	—	$—	—	2,658,627
November 2021	—	—	—	2,658,627
December 2021	62,746	38.79	62,746	2,595,881
Total	62,746	$38.79	62,746

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

MATTHEWS INTERNATIONAL CORPORATION
(Registrant)

Date:	January 28, 2022	By: /s/ Joseph C. Bartolacci
Joseph C. Bartolacci, President
and Chief Executive Officer

Date:	January 28, 2022	By: /s/ Steven F. Nicola
Steven F. Nicola, Chief Financial Officer
and Secretary