Form 10-Q
period 2022-03-31
MATTHEWS INTERNATIONAL CORP
filed 2022-04-29
CIK 63296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
____________________________________________________________
FORM 10-Q
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2022
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
Yes ☐ No ☒

As of March 31, 2022, shares of common stock outstanding were: Class A Common Stock 31,306,248 shares.

PART I ‑ FINANCIAL INFORMATION

Item 1.   Financial Statements

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollar amounts in thousands)

	March 31, 2022		September 30, 2021
ASSETS
Current assets:
Cash and cash equivalents		$53,777		$49,176
Accounts receivable, net		223,283		309,818
Inventories, net		201,566		189,088
Restricted cash, current		22,295		—
Other current assets		111,371		76,083
Total current assets		612,292		624,165

Restricted cash, non-current		—		19,167
Investments		23,697		30,438
Property, plant and equipment, net		213,104		223,707
Operating lease right-of-use assets		78,984		80,262
Deferred income taxes		2,950		3,489
Goodwill		769,111		773,787
Other intangible assets, net		227,255		261,542
Other assets		25,400		15,521

Total assets		$1,952,793		$2,032,078

LIABILITIES
Current liabilities:
Long-term debt, current maturities		$3,872		$4,624
Current portion of operating lease liabilities		24,541		25,151
Trade accounts payable		114,984		112,722
Accrued compensation		47,580		68,938
Accrued income taxes		3,751		4,235
Other current liabilities		143,831		138,555
Total current liabilities		338,559		354,225

Long-term debt		749,092		759,086
Operating lease liabilities		56,719		57,272
Accrued pension		33,544		84,803
Postretirement benefits		17,897		17,958
Deferred income taxes		109,596		97,416
Other liabilities		18,371		24,915
Total liabilities		1,323,778		1,395,675

SHAREHOLDERS' EQUITY
Shareholders' equity-Matthews:
Common stock	$36,334		$36,334
Additional paid-in capital	151,891		149,484
Retained earnings	798,548		834,208
Accumulated other comprehensive loss	(161,230)		(192,739)
Treasury stock, at cost	(196,353)		(190,739)
Total shareholders' equity-Matthews		629,190		636,548
Noncontrolling interests		(175)		(145)
Total shareholders' equity		629,015		636,403

Total liabilities and shareholders' equity		$1,952,793		$2,032,078

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021

Sales	$444,978	$417,154	$883,557	$803,811
Cost of sales	(320,459)	(276,143)	(627,401)	(537,302)

Gross profit	124,519	141,011	256,156	266,509

Selling expense	(33,381)	(32,360)	(64,124)	(63,155)
Administrative expense	(71,819)	(70,749)	(140,388)	(139,858)
Intangible amortization	(11,953)	(22,930)	(33,499)	(38,151)

Operating profit	7,366	14,972	18,145	25,345

Investment (loss) income	(327)	969	676	2,046
Interest expense	(6,260)	(7,233)	(12,767)	(14,961)
Other income (deductions), net	562	(2,584)	(31,151)	(4,318)

Income (loss) before income taxes	1,341	6,124	(25,097)	8,112

Income tax (provision) benefit	(3,277)	(972)	3,351	(4,952)

Net (loss) income	(1,936)	5,152	(21,746)	3,160

Net loss (income) attributable to noncontrolling interests	31	(163)	38	71

Net (loss) income attributable to Matthews shareholders	$(1,905)	$4,989	$(21,708)	$3,231

(Loss) earnings per share attributable to Matthews shareholders:
Basic	$(0.06)	$0.16	$(0.68)	$0.10

Diluted	$(0.06)	$0.16	$(0.68)	$0.10

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(Dollar amounts in thousands)

	Three Months Ended March 31,
	Matthews		Noncontrolling Interest		Total
	2022	2021	2022	2021	2022	2021

Net (loss) income:	$(1,905)	$4,989	$(31)	$163	$(1,936)	$5,152
Other comprehensive income (loss) ("OCI"), net of tax:
Foreign currency translation adjustment	(6,181)	(8,898)	4	1	(6,177)	(8,897)
Pension plans and other postretirement benefits	(27)	2,255	—	—	(27)	2,255
Unrecognized gain on derivatives:
Net change from periodic revaluation	3,538	2,088	—	—	3,538	2,088
Net amount reclassified to earnings	554	567	—	—	554	567
Net change in unrecognized gain on derivatives	4,092	2,655	—	—	4,092	2,655
OCI, net of tax	(2,116)	(3,988)	4	1	(2,112)	(3,987)
Comprehensive (loss) income	$(4,021)	$1,001	$(27)	$164	$(4,048)	$1,165

	Six Months Ended March 31,
	Matthews		Noncontrolling Interest		Total
	2022	2021	2022	2021	2022	2021

Net (loss) income:	$(21,708)	$3,231	$(38)	$(71)	$(21,746)	$3,160
OCI, net of tax:
Foreign currency translation adjustment	(8,170)	8,157	8	(2)	(8,162)	8,155
Pension plans and other postretirement benefits	34,106	4,379	—	—	34,106	4,379
Unrecognized gain on derivatives:
Net change from periodic revaluation	4,413	2,441	—	—	4,413	2,441
Net amount reclassified to earnings	1,160	1,249	—	—	1,160	1,249
Net change in unrecognized gain on derivatives	5,573	3,690	—	—	5,573	3,690
OCI, net of tax	31,509	16,226	8	(2)	31,517	16,224
Comprehensive income (loss)	$9,801	$19,457	$(30)	$(73)	$9,771	$19,384

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
for the three and six months ended March 31, 2022 and 2021 (Unaudited)
(Dollar amounts in thousands, except per share data)

	Shareholders' Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Non- controlling Interests	Total
Balance, September 30, 2021	$36,334	$149,484	$834,208	$(192,739)	$(190,739)	$(145)	$636,403
Net loss	—	—	(19,803)	—	—	(7)	(19,810)
Minimum pension liability	—	—	—	34,133	—	—	34,133
Translation adjustment	—	—	—	(1,989)	—	4	(1,985)
Fair value of derivatives	—	—	—	1,481	—	—	1,481
Total comprehensive income							13,819
Stock-based compensation	—	3,709	—	—	—	—	3,709
Purchase of 62,746 shares of treasury stock	—	—	—	—	(2,435)	—	(2,435)
Issuance of 174,107 shares of treasury stock	—	(6,859)	—	—	6,859	—	—
Cancellations of 31,057 shares of treasury stock	—	2,091	—	—	(2,091)	—	—
Dividends, $0.22 per share	—	—	(6,824)	—	—	—	(6,824)
Balance, December 31, 2021	$36,334	$148,425	$807,581	$(159,114)	$(188,406)	$(148)	$644,672
Net loss	—	—	(1,905)	—	—	(31)	(1,936)
Minimum pension liability	—	—	—	(27)	—	—	(27)
Translation adjustment	—	—	—	(6,181)	—	4	(6,177)
Fair value of derivatives	—	—	—	4,092	—	—	4,092
Total comprehensive loss							(4,048)
Stock-based compensation	—	5,222	—	—	—	—	5,222
Purchase of 289,184 shares of treasury stock	—	—	—	—	(9,703)	—	(9,703)
Issuance of 45,096 shares of treasury stock	—	(1,761)	—	—	1,761	—	—
Cancellations of 80 shares of treasury stock	—	5	—	—	(5)	—	—
Dividends, $0.22 per share	—	—	(7,128)	—	—	—	(7,128)
Balance, March 31, 2022	$36,334	$151,891	$798,548	$(161,230)	$(196,353)	$(175)	$629,015

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY, Continued
for the three and six months ended March 31, 2022 and 2021 (Unaudited)
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

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollar amounts in thousands)

	Six Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net (loss) income	$(21,746)	$3,160
Adjustments to reconcile net (loss) income to net cash flows from operating activities:
Depreciation and amortization	57,225	62,530
Stock-based compensation expense	8,931	7,247
Deferred tax (benefit) provision	(16)	930
Gain on sale of assets, net	(528)	(511)
Other investment loss (gain)	214	(844)
Pension settlement loss	30,856	—
Asset write-downs	10,486	—
Changes in working capital items	18,842	2,730
Decrease in other assets	5,823	2,556
(Decrease) increase in other liabilities	(41,971)	12,962
Other operating activities, net	4,607	1,422

Net cash provided by operating activities	72,723	92,182

Cash flows from investing activities:
Capital expenditures	(28,096)	(15,819)
Acquisitions, net of cash acquired	—	(13,100)
Proceeds from sale of assets	360	2,065
Proceeds from sale of investments	3,127	15,000
Investments and advances	(130)	—

Net cash used in investing activities	(24,739)	(11,854)

Cash flows from financing activities:
Proceeds from long-term debt	342,847	249,833
Payments on long-term debt	(353,385)	(303,781)
Purchases of treasury stock	(12,138)	(4,486)
Dividends	(13,952)	(13,979)
Acquisition holdback and contingent consideration payments	(613)	(1,556)
Other financing activities	(1,434)	(1,484)

Net cash used in financing activities	(38,675)	(75,453)

Effect of exchange rate changes on cash	(1,580)	771

Net change in cash, cash equivalents and restricted cash	7,729	5,646
Cash, cash equivalents and restricted cash at beginning of year	68,343	41,334
Cash, cash equivalents and restricted cash at end of period	$76,072	$46,980

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2022
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

The Company has facilities in North America, Europe, Asia, Australia, and Central and South America.

Note 2.   Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information for commercial and industrial companies and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the six months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2022. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2021. The consolidated financial statements include all domestic and foreign subsidiaries in which the Company maintains an ownership interest and has operating control and any variable interest entities for which the Company is the primary beneficiary.  Investments in certain companies over which the Company exerts significant influence, but does not control the financial and operating decisions, are accounted for as equity method investments. Investments in certain companies over which the Company does not exert significant influence are accounted for as cost method investments. All intercompany accounts and transactions have been eliminated.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 3.   Revenue Recognition (continued)

The Company disaggregates revenue from contracts with customers by geography, as it believes geographic regions best depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. Disaggregated sales by segment and region for the three and six months ended March 31, 2022 and 2021 were as follows:

	SGK Brand Solutions		Memorialization		Industrial Technologies		Consolidated
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2022	2021	2022	2021	2022	2021	2022	2021
North America	$69,080	$66,282	$205,655	$190,253	$34,768	$32,260	$309,503	$288,795
Central and South America	1,123	1,319	—	—	—	—	1,123	1,319
Europe	60,852	64,581	11,924	12,662	41,611	31,622	114,387	108,865
Australia	2,687	3,456	2,425	2,542	—	—	5,112	5,998
Asia	13,078	10,777	—	—	1,775	1,400	14,853	12,177
Total Sales	$146,820	$146,415	$220,004	$205,457	$78,154	$65,282	$444,978	$417,154

	SGK Brand Solutions		Memorialization		Industrial Technologies		Consolidated
	Six Months Ended March 31,		Six Months Ended March 31,		Six Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021	2022	2021	2022	2021
North America	$143,270	$136,684	$402,406	$360,577	$71,133	$59,895	$616,809	$557,156
Central and South America	2,143	2,694	—	—	—	—	2,143	2,694
Europe	121,854	128,209	23,438	23,102	78,166	55,794	223,458	207,105
Australia	5,555	6,937	4,866	5,052	—	—	10,421	11,989
Asia	27,540	21,850	—	—	3,186	3,017	30,726	24,867
Total Sales	$300,362	$296,374	$430,710	$388,731	$152,485	$118,706	$883,557	$803,811

Revenue from products or services provided to customers over time accounted for approximately 9% of revenue for both the three months ended March 31, 2022 and 2021, and 11% and 8% of revenue for the six months ended March 31, 2022 and 2021, respectively. As of March 31, 2022 and September 30, 2021, the Company had contract assets of $22,896 and $23,998, respectively, that were recorded in other current assets within the Consolidated Balance Sheets. As of March 31, 2022 and September 30, 2021, the Company had contract liabilities of $12,701 and $19,752, respectively, that were recorded in other current liabilities within the Consolidated Balance Sheets.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 4.   Fair Value Measurements (continued)

The fair values of the Company's assets and liabilities measured on a recurring basis are categorized as follows:

	March 31, 2022				September 30, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Derivatives (1)	$—	$9,464	$—	$9,464	$—	$209	$—	$209
Equity and fixed income mutual funds	—	3,646	—	3,646	—	6,936	—	6,936
Life insurance policies	—	4,560	—	4,560	—	4,626	—	4,626
Total assets at fair value	$—	$17,670	$—	$17,670	$—	$11,771	$—	$11,771

Liabilities:
Derivatives (1)	$—	$314	$—	$314	$—	$2,232	$—	$2,232
Total liabilities at fair value	$—	$314	$—	$314	$—	$2,232	$—	$2,232
(1) Interest rate swaps and cross currency swaps are valued based on observable market swap rates and are classified within Level 2 of the fair value hierarchy.

The carrying values for other financial assets and liabilities approximated fair value at March 31, 2022 and September 30, 2021.

Note 5.   Inventories

Inventories consisted of the following:

	March 31, 2022	September 30, 2021
Raw materials	$46,485	$37,673
Work in process	78,527	75,997
Finished goods	76,554	75,418
	$201,566	$189,088

Note 6.     Investments

Non-current investments consisted of the following:

	March 31, 2022	September 30, 2021
Equity and fixed income mutual funds	$—	$6,936
Life insurance policies	4,560	4,626
Equity-method investments	379	458
Other (primarily cost-method) investments	18,758	18,418
	$23,697	$30,438

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 7.   Debt and Financing Arrangements

Long-term debt at March 31, 2022 and September 30, 2021 consisted of the following:

	March 31, 2022	September 30, 2021
Revolving credit facilities	$389,216	$350,597
Securitization facility	—	95,990
2025 Senior Notes	298,065	297,796
Other borrowings	58,522	10,150
Finance lease obligations	7,161	9,177
Total debt	752,964	763,710
Less current maturities	(3,872)	(4,624)
Long-term debt	$749,092	$759,086

The Company has a domestic credit facility with a syndicate of financial institutions that includes a $750,000 senior secured revolving credit facility, which matures in March 2025. A portion of the revolving credit facility (not to exceed $350,000) can be drawn in foreign currencies. Borrowings under the revolving credit facility bear interest at LIBOR plus a factor ranging from 0.75% to 2.00% (1.00% at March 31, 2022) based on the Company's secured leverage ratio.  The secured leverage ratio is defined as net secured indebtedness divided by EBITDA (earnings before interest, income taxes, depreciation and amortization) as defined within the domestic credit facility agreement. The Company is required to pay an annual commitment fee ranging from 0.15% to 0.30% (based on the Company's leverage ratio) of the unused portion of the revolving credit facility. The Company incurred debt issuance costs in connection with the domestic credit facility. Unamortized costs were $1,826 and $2,182 at March 31, 2022 and September 30, 2021, respectively.

The domestic credit facility requires the Company to maintain certain leverage and interest coverage ratios. A portion of the facility (not to exceed $35,000) is available for the issuance of trade and standby letters of credit. Outstanding U.S. dollar denominated borrowings on the revolving credit facility at March 31, 2022 and September 30, 2021 were $380,540 and $349,780, respectively. The weighted-average interest rate on the outstanding borrowings for the domestic credit facility (including the effects of interest rate swaps and Euro denominated borrowings) at March 31, 2022 and 2021 was 1.89% and 2.17%, respectively.

The Company has $300,000 of 5.25% senior unsecured notes due December 1, 2025 (the "2025 Senior Notes"). The 2025 Senior Notes bear interest at a rate of 5.25% per annum with interest payable semi-annually in arrears on June 1 and December 1 of each year. The Company's obligations under the 2025 Senior Notes are guaranteed by certain of the Company's direct and indirect wholly-owned subsidiaries. The Company is subject to certain covenants and other restrictions in connection with the 2025 Senior Notes. The Company incurred direct financing fees and costs in connection with the 2025 Senior Notes. Unamortized costs were $1,935 and $2,204 at March 31, 2022 and September 30, 2021, respectively.

The Company and certain of its domestic subsidiaries sell, on a continuous basis without recourse, their trade receivables to Matthews Receivables Funding Corporation, LLC (“Matthews RFC”), a wholly-owned bankruptcy-remote subsidiary of the Company. In March 2022, Matthews RFC entered into a receivables purchase agreement (“RPA”) to sell up to $125,000 of receivables to certain purchasers (the “Purchasers”) on a recurring basis in exchange for cash (referred to as “capital” within the RPA) equal to the gross receivables transferred. The parties intend that the transfers of receivables to the Purchasers constitute purchases and sales of receivables. Matthews RFC has guaranteed to each Purchaser the prompt payment of sold receivables, and has granted a security interest in its assets for the benefit of the Purchasers. Under the RPA, which matures in March 2024, each Purchaser’s share of capital accrues yield at a floating rate plus an applicable margin. The Company is the master servicer under the RPA, and is responsible for administering and collecting receivables.

The proceeds of the RPA are classified as operating activities in the Company’s Consolidated Statements of Cash Flows. Cash received from collections of sold receivables may be used to fund additional purchases of receivables on a revolving basis, or to reduce all or any portion of the outstanding capital of the Purchasers. Gross receivables sold and cash collections reinvested under the RPA program were $121,616 and $46,615 for the six months ended March 31, 2022, respectively. The fair value of the sold receivables approximated book value due to their credit quality and short-term nature, and as a result, no gain or loss on sale of receivables was recorded. As of March 31, 2022, the amount sold to the Purchasers was $75,001, which was derecognized from the Consolidated Balance Sheets. As collateral against sold receivables, Matthews RFC maintains a certain level of unsold receivables, which was $29,288 as of March 31, 2022.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 7.   Debt and Financing Arrangements (continued)

Previously, the Company had a $115,000 accounts receivable securitization facility (the "Securitization Facility") with certain financial institutions that matured in March 2022. The Securitization Facility did not qualify for sale treatment. Accordingly, the trade receivables and related debt obligations remained on the Company's Consolidated Balance Sheet. Borrowings under the Securitization Facility were based on LIBOR plus 0.75% and the Company was required to pay an annual commitment fee ranging from 0.25% to 0.35% of the unused portion of the Securitization Facility. Outstanding borrowings under the Securitization Facility at September 30, 2021 totaled $95,990. At March 31, 2021, the interest rate on borrowings under this facility was 0.86%.

The following table presents information related to interest rate contracts entered into by the Company and designated as cash flow hedges:

	March 31, 2022	September 30, 2021
Pay fixed swaps - notional amount	$225,000	$250,000
Net unrealized gain (loss)	$5,318	$(2,062)
Weighted-average maturity period (years)	1.9	2.2
Weighted-average received rate	0.45%	0.08%
Weighted-average pay rate	1.37%	1.34%

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

The fair value of the interest rate swaps reflected an unrealized gain net of unrealized losses of $5,318 ($4,015 after tax) at March 31, 2022 and an unrealized loss net of unrealized gains of $2,062 ($1,558 after tax) at September 30, 2021, that is included in shareholders' equity as part of accumulated other comprehensive income (loss) ("AOCI").  Assuming market rates remain constant with the rates at March 31, 2022, a gain (net of tax) of approximately $839 included in AOCI is expected to be recognized in earnings over the next twelve months.

At March 31, 2022 and September 30, 2021, the interest rate swap contracts were reflected on a gross-basis in the Consolidated Balance Sheets as follows:

Derivatives	March 31, 2022	September 30, 2021
Current assets:
Other current assets	$1,426	$31
Long-term assets:
Other assets	4,206	139
Current liabilities:
Other current liabilities	(314)	(1,922)
Long-term liabilities:
Other liabilities	—	(310)
Total derivatives	$5,318	$(2,062)

The losses recognized on derivatives were as follows:

Derivatives in Cash Flow Hedging Relationships	Location of Loss Recognized in Income on Derivatives	Amount of Loss Recognized in Income on Derivatives		Amount of Loss Recognized in Income on Derivatives
		Three Months Ended March 31,		Six Months Ended March 31,
		2022	2021	2022	2021
Interest rate swaps	Interest expense	$(735)	$(751)	$(1,536)	$(1,654)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 7.   Debt and Financing Arrangements (continued)

The Company recognized the following gains (losses) in AOCI:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain Recognized in AOCI on Derivatives		Location of Loss Reclassified From AOCI into Income (Effective Portion*)	Amount of Loss Reclassified from AOCI into Income (Effective Portion*)
	March 31, 2022	March 31, 2021		March 31, 2022	March 31, 2021
Interest rate swaps	$4,413	$2,441	Interest expense	$(1,160)	$(1,249)
* There is no ineffective portion or amounts excluded from effectiveness testing.

The Company, through certain of its European subsidiaries, has a credit facility with a European bank, which is guaranteed by Matthews. The maximum amount of borrowing available under this facility is €25.0 million ($27,789), which includes €8.0 million ($8,893) for bank guarantees.  In the first quarter of fiscal 2022, the Company extended this facility to a current maturity of December 2022 and the Company intends to continue to extend this facility. Outstanding borrowings under the credit facility totaled €7.8 million ($8,676) and €0.7 million ($817) at March 31, 2022 and September 30, 2021, respectively. The weighted-average interest rate on outstanding borrowings under this facility was 2.25% at March 31, 2022 and 2021.

Other borrowings totaled $58,522 and $10,150 at March 31, 2022 and September 30, 2021, respectively. Other borrowings at March 31, 2022 included $37,789 of collateralized borrowings in connection with the RPA arrangement discussed above. The weighted-average interest rate on all other borrowings was 1.92% and 2.18% at March 31, 2022 and 2021, respectively.

The Company has a U.S. Dollar/Euro cross currency swap with a notional amount of $94,464 as of March 31, 2022, which has been designated as a net investment hedge of foreign operations. The swap contract matures in September 2028. The Company assesses hedge effectiveness for this contract based on changes in fair value attributable to changes in spot prices. A gain of $2,893 (net of income taxes of $939) and a gain of $29 (net of income taxes of $10), which represented effective hedges of net investments, were reported as a component of AOCI within currency translation adjustment at March 31, 2022 and September 30, 2021, respectively. Income of $420 and $785, which represented the recognized portion of the fair value excluded from the assessment of hedge effectiveness, was included in current period earnings as a component of interest expense for the three and six months ended March 31, 2022, respectively. At March 31, 2022 and September 30, 2021, the swap, which is included in other assets in the Consolidated Balance Sheets, totaled $3,832 and $39, respectively.

As of March 31, 2022 and September 30, 2021, the fair value of the Company's long-term debt, including current maturities, which is classified as Level 2 in the fair value hierarchy, approximated the carrying value included in the Consolidated Balance Sheets. The Company was in compliance with all of its debt covenants as of March 31, 2022.

Note 8.   Share-Based Payments

The Company maintains an equity incentive plan (as amended, the "2017 Equity Incentive Plan") that provides for grants of stock options, restricted shares, restricted share units, stock-based performance units and certain other types of stock-based awards. Under the 2017 Equity Incentive Plan, which has a ten-year term, the maximum number of shares available for grants or awards is an aggregate of 3,450,000, following the amendment and restatement of the 2017 Equity Incentive Plan at the Company's 2022 Annual Shareholder Meeting. At March 31, 2022, 211,788 shares have been issued under the 2017 Equity Incentive Plan. 769,698 time-based restricted share units, 933,212 performance-based restricted share units, and 75,000 stock options have been granted under the 2017 Equity Incentive Plan. 1,477,525 of these share-based awards are outstanding as of March 31, 2022.  The 2017 Equity Incentive Plan is administered by the Compensation Committee of the Board of Directors. The number of shares issued under performance-based restricted share units may be up to 200% of the number of performance-based restricted share units, based on the satisfaction of specific criteria established by the plan administrator.

For the three-month periods ended March 31, 2022 and 2021, stock-based compensation cost totaled $5,222 and $4,001, respectively. For the six-month periods ended March 31, 2022 and 2021, stock-based compensation cost totaled $8,931 and $7,247, respectively. The associated future income tax benefit recognized for stock-based compensation was $1,278 and $738 for the three-month periods ended March 31, 2022 and 2021, respectively, and $1,688 and $976 for the six-month periods ended March 31, 2022 and 2021, respectively.

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

The transactions for restricted shares and restricted share units for the six months ended March 31, 2022 were as follows:

	Shares /Units	Weighted- average Grant-date Fair Value
Non-vested at September 30, 2021	1,083,365	$34.07
Granted	638,000	38.20
Vested	(163,201)	42.21
Expired or forfeited	(119,448)	48.06
Non-vested at March 31, 2022	1,438,716	$33.82

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

As of March 31, 2022, the total unrecognized compensation cost related to all unvested stock-based awards was $25,764 and is expected to be recognized over a weighted average period of 2.6 years.

The Company maintains the 2019 Director Fee Plan, the Amended and Restated 2014 Director Fee Plan and the 1994 Director Fee Plan (collectively, the "Director Fee Plans").  There will be no further fees or share-based awards granted under the Amended and Restated 2014 Director Fee Plan and the 1994 Director Fee Plan.  Under the 2019 Director Fee Plan, non-employee directors (except for the Chairman of the Board) each receive, as an annual retainer fee for fiscal 2022, either cash or shares of the Company's Class A Common Stock with a value equal to $90.  The annual retainer fee for fiscal 2022 paid to the non-employee Chairman of the Board is $210.  Where the annual retainer fee is provided in shares, each director may elect to be paid these shares on a current basis or have such shares credited to a deferred stock account as phantom stock, with such shares to be paid to the director subsequent to leaving the Board.  The total number of shares of stock that have been authorized to be issued under the 2019 Director Fee Plan or credited to a deferred stock compensation account for subsequent issuance is 150,000 shares of Common Stock (subject to adjustment upon certain events such as stock dividends or stock splits).  The value of deferred shares is recorded in other liabilities.  A total of 44,943 shares and share units had been deferred under the Director Fee Plans as of March 31, 2022.  Additionally, non-employee directors each receive an annual stock-based grant (non-statutory stock options, stock appreciation rights and/or restricted shares or units) with a value of $140 for fiscal 2022.  As of March 31, 2022, 305,911 restricted shares and restricted share units have been granted under the Director Fee Plans and are outstanding as of March 31, 2022, 132,682 of which were issued under the 2019 Director Fee Plan.  58,008 restricted shares and restricted share units are unvested at March 31, 2022.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 9.   Earnings Per Share Attributable to Matthews' Shareholders

The information used to compute loss per share attributable to Matthews' common shareholders was as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Net (loss) income attributable to Matthews shareholders	$(1,905)	$4,989	$(21,708)	$3,231
Weighted-average shares outstanding (in thousands):
Basic shares	31,692	31,665	31,695	31,697
Effect of dilutive securities	—	418	—	337
Diluted shares	31,692	32,083	31,695	32,034
Anti-dilutive securities excluded from the dilution calculation were insignificant for the three and six months ended March 31, 2022. During periods in which the Company incurs a net loss, diluted weighted-average shares outstanding are equal to basic weighted-average shares outstanding because the effect of all equity awards is anti-dilutive.

Note 10.   Pension and Other Postretirement Benefit Plans

The Company provides defined benefit pension and other postretirement plans to certain employees. Net periodic pension and other postretirement benefit cost for the plans included the following:

	Three months ended March 31,
	Pension		Other Postretirement
	2022	2021	2022	2021

Service cost	$5	$1,983	$41	$50
Interest cost *	48	1,546	103	94
Expected return on plan assets *	—	(2,762)	—	—
Amortization:
Prior service credit	(66)	(41)	(91)	(91)
Net actuarial loss *	91	3,023	—	—
Net benefit cost	$78	$3,749	$53	$53

	Six months ended March 31,
	Pension		Other Postretirement
	2022	2021	2022	2021

Service cost	$385	$4,196	$82	$100
Interest cost *	1,038	3,094	206	188
Expected return on plan assets *	(1,042)	(5,525)	—	—
Amortization:
Prior service credit	(19)	(58)	(182)	(182)
Net actuarial loss *	292	6,044	—	—
Settlement loss *	30,856	—	—	—
Net benefit cost	$31,510	$7,751	$106	$106
* Non-service components of pension and postretirement expense are included in other income (deductions), net.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 10.   Pension and Other Postretirement Benefit Plans (continued)

Benefit payments under the Company's principal defined benefit retirement plan ("DB Plan") were made from plan assets, while benefit payments under the supplemental retirement plan and postretirement benefit plan are made from the Company's operating funds. In the first quarter of fiscal 2022, the Company terminated its DB Plan and made plan contributions totaling $35,706 to fully fund the planned settlement of the DB Plan obligations. Also during the first quarter of fiscal 2022, lump sum distributions of $185,958 were made from the DB Plan to plan participants, and non-participating annuity contracts totaling $56,274 were purchased by the DB Plan for plan participants, resulting in the full settlement of the DB Plan obligations. The settlement of the DB Plan obligations resulted in the recognition of a non-cash charge of $30,856, which has been presented as a component of other income (deductions), net for the six months ended March 31, 2022. This amount represents the immediate recognition of the remaining portion of the deferred AOCI balances related to the DB Plan.

Contributions made and anticipated for fiscal year 2022 are as follows:

Contributions	Pension	Other Postretirement
Contributions during the six months ended March 31, 2022:
Principal defined benefit retirement plan	$35,706	$—
Supplemental retirement plan	387	—
Other postretirement plan	—	340

Additional contributions expected in fiscal 2022:
Supplemental retirement plan	$373	$—
Other postretirement plan	—	544

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 11.   Accumulated Other Comprehensive Income

The changes in AOCI by component, net of tax, for the three-month periods ended March 31, 2022 and 2021 were as follows:

	Post-retirement benefit plans		Currency translation adjustment	Derivatives		Total
Attributable to Matthews:
Balance, December 31, 2021	$(1,797)		$(157,240)	$(77)		$(159,114)
OCI before reclassification	23		(6,181)	3,538		(2,620)
Amounts reclassified from AOCI	(50)	(a)	—	554	(b)	504
Net current-period OCI	(27)		(6,181)	4,092		(2,116)
Balance, March 31, 2022	$(1,824)		$(163,421)	$4,015		$(161,230)
Attributable to noncontrolling interest:
Balance, December 31, 2021	$—		$245	$—		$245
OCI before reclassification	—		4	—		4
Net current-period OCI	—		4	—		4
Balance, March 31, 2022	$—		$249	$—		$249

	Post-retirement benefit plans		Currency translation adjustment	Derivatives		Total
Attributable to Matthews:
Balance, December 31, 2020	$(80,830)		$(134,826)	$(4,849)		$(220,505)
OCI before reclassification	—		(8,898)	2,088		(6,810)
Amounts reclassified from AOCI	2,255	(a)	—	567	(b)	2,822
Net current-period OCI	2,255		(8,898)	2,655		(3,988)
Balance, March 31, 2021	$(78,575)		$(143,724)	$(2,194)		$(224,493)
Attributable to noncontrolling interest:
Balance, December 31, 2020	$—		$365	$—		$365
OCI before reclassification	—		1	—		1
Net current-period OCI	—		1	—		1
Balance, March 31, 2021	$—		$366	$—		$366
(a) Amounts were included in net periodic benefit cost for pension and other postretirement benefit plans (see Note 10).
(b) Amounts were included in interest expense in the periods the hedged item affected earnings (see Note 7).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 11.   Accumulated Other Comprehensive Income (continued)

The changes in AOCI by component, net of tax, for the six-month periods ended March 31, 2022 and 2021 were as follows:

	Post-retirement benefit plans		Currency translation adjustment	Derivatives		Total
Attributable to Matthews:
Balance, September 30, 2021	$(35,930)		$(155,251)	$(1,558)		$(192,739)
OCI before reclassification	10,741		(8,170)	4,413		6,984
Amounts reclassified from AOCI	23,365	(a)	—	1,160	(b)	24,525
Net current-period OCI	34,106		(8,170)	5,573		31,509
Balance, March 31, 2022	$(1,824)		$(163,421)	$4,015		$(161,230)
Attributable to noncontrolling interest:
Balance, September 30, 2021	$—		$241	$—		$241
OCI before reclassification	—		8	—		8
Net current-period OCI	—		8	—		8
Balance, March 31, 2022	$—		$249	$—		$249

	Post-retirement benefit plans		Currency translation adjustment	Derivatives		Total
Attributable to Matthews:
Balance, September 30, 2020	$(82,954)		$(151,881)	$(5,884)		$(240,719)
OCI before reclassification	—		8,157	2,441		10,598
Amounts reclassified from AOCI	4,379	(a)	—	1,249	(b)	5,628
Net current-period OCI	4,379		8,157	3,690		16,226
Balance, March 31, 2021	$(78,575)		$(143,724)	$(2,194)		$(224,493)
Attributable to noncontrolling interest:
Balance, September 30, 2020	$—		$368	$—		$368
OCI before reclassification	—		(2)	—		(2)
Net current-period OCI	—		(2)	—		(2)
Balance, March 31, 2021	$—		$366	$—		$366
(a) Amounts were included in net periodic benefit cost for pension and other postretirement benefit plans (see Note 10).
(b) Amounts were included in interest expense in the periods the hedged item affected earnings (see Note 7).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 11.   Accumulated Other Comprehensive Income (continued)

Reclassifications out of AOCI for the three and six-month periods ended March 31, 2022 and 2021 were as follows:

	Amount reclassified from AOCI
Details about AOCI Components	Three Months Ended March 31, 2022	Six Months Ended March 31, 2022	Affected line item in the Statement of income

Postretirement benefit plans
Prior service credit (a)	$157	$201
Actuarial losses	(91)	(292)	Other income (deductions), net
Settlement loss	—	(30,856)	Other income (deductions), net
	66	(30,947)	Income before income tax (b)
	(16)	7,582	Income taxes
	$50	$(23,365)	Net income
Derivatives
Interest rate swap contracts	$(735)	$(1,536)	Interest expense
	(735)	(1,536)	Income before income tax (b)
	181	376	Income taxes
	$(554)	$(1,160)	Net income

Details about AOCI Components	Three Months Ended March 31, 2021	Six Months Ended March 31, 2021	Affected line item in the Statement of income

Postretirement benefit plans
Prior service credit (a)	$132	$240
Actuarial losses	(3,023)	(6,044)	Other income (deductions), net
	(2,891)	(5,804)	Income before income tax (b)
	636	1,425	Income taxes
	$(2,255)	$(4,379)	Net income
Derivatives
Interest rate swap contracts	$(751)	$(1,654)	Interest expense
	(751)	(1,654)	Income before income tax (b)
	184	405	Income taxes
	$(567)	$(1,249)	Net income

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 12.   Income Taxes

Income tax provisions for the Company's interim periods are based on the effective income tax rate expected to be applicable for the full year. The Company's consolidated income taxes for the first six months of fiscal 2022 were a benefit of $3,351, compared to an expense of $4,952 for the first six months of fiscal 2021. The difference between the Company’s consolidated income taxes for the first six months of fiscal 2022 compared to the same period for fiscal 2021 primarily resulted from a consolidated pre-tax loss in fiscal 2022 compared to pre-tax income in fiscal 2021. Additionally, fiscal 2022 included discrete tax expenses related to non-tax deductible asset write-downs in Russia, due to the full valuation allowance for the Russian entity. Fiscal 2021 included discrete tax expenses related to foreign operating losses, discrete tax benefits related to the resolution of uncertain tax liabilities, a net operating loss (“NOL”) carryback to tax years where the U.S. federal statutory rate was 35%, and additional foreign tax credits. The Company’s fiscal 2022 six month effective tax rate varied from the U.S. statutory tax rate of 21.0% primarily due to the non-deductible asset write-downs in Russia, state taxes, foreign statutory rate differentials, and tax credits. The Company’s fiscal 2021 six month effective tax rate varied from the U.S. statutory tax rate of 21.0% primarily due to discrete tax expenses related to foreign operating losses, discrete tax benefits related to the resolution of uncertain tax liabilities, a NOL carryback to tax years where the U.S. federal statutory rate was 35%, and additional foreign tax credits.

The Company had unrecognized tax benefits (excluding penalties and interest) of $3,231 and $2,807 on March 31, 2022 and September 30, 2021, respectively, which would impact the annual effective rate at March 31, 2022 and September 30, 2021, respectively. It is reasonably possible that the amount of unrecognized tax benefits could decrease by approximately $350 in the next 12 months primarily due to the completion of audits and the expiration of the statute of limitations.

The Company classifies interest and penalties on tax uncertainties as a component of the provision for income taxes. Total penalties and interest accrued were $775 and $691 at March 31, 2022 and September 30, 2021, respectively.  These accruals may potentially be applicable in the event of an unfavorable outcome of uncertain tax positions.

The Company is currently under examination in several tax jurisdictions and remains subject to examination until the statute of limitations expires for those tax jurisdictions.  As of March 31, 2022, the tax years that remain subject to examination by major jurisdictions generally are:

United States – Federal	2018 and forward
United States – State	2017 and forward
Canada	2019 and forward
Germany	2019 and forward
United Kingdom	2020 and forward
Singapore	2018 and forward
Australia	2018 and forward

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

The following table sets forth information about the Company's segments, including a reconciliation of adjusted EBITDA to net income.

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Sales:
SGK Brand Solutions	$146,820	$146,415	$300,362	$296,374
Memorialization	220,004	205,457	430,710	388,731
Industrial Technologies	78,154	65,282	152,485	118,706
Consolidated Sales	$444,978	$417,154	$883,557	$803,811

Adjusted EBITDA:
SGK Brand Solutions	$13,462	$18,364	$28,876	$40,197
Memorialization	42,944	51,606	86,314	95,678
Industrial Technologies	14,385	8,277	21,568	11,273
Corporate and Non-Operating	(15,601)	(17,307)	(28,235)	(31,445)
Total Adjusted EBITDA	$55,190	$60,940	$108,523	$115,703

Strategic initiatives and other charges (1)**	(6,750)	(5,093)	(10,573)	(16,285)
Non-recurring / incremental coronavirus disease 2019 ("COVID-19") costs (2)***	(1,213)	(1,572)	(1,903)	(2,696)
Defined benefit plan termination related items (3)	79	—	(347)	—
Asset write-downs (4)	(10,486)	—	(10,486)	—
Stock-based compensation	(5,222)	(4,001)	(8,931)	(7,247)
Non-service pension and postretirement expense (5)	(242)	(1,901)	(31,350)	(3,801)
Depreciation and amortization *	(23,724)	(35,179)	(57,225)	(62,530)
Interest expense	(6,260)	(7,233)	(12,767)	(14,961)
Net (loss) income attributable to noncontrolling interests	(31)	163	(38)	(71)
Income (loss) before income taxes	1,341	6,124	(25,097)	8,112
Income tax (provision) benefit	(3,277)	(972)	3,351	(4,952)
Net loss	$(1,936)	$5,152	$(21,746)	$3,160

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

(3) Represents items associated with the termination of the Company's DB Plan, supplemental retirement plan and the defined benefit portion of the officers retirement restoration plan.
(4) Represents asset write-downs within the SGK Brand Solutions segment (see Note 15, "Asset Write-Downs").
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

* Depreciation and amortization was $14,060 and $25,261 for the SGK Brand Solutions segment, $5,803 and $5,709 for the Memorialization segment, $2,531 and $2,880 for the Industrial Technologies segment, and $1,330 and $1,329 for Corporate and Non-Operating, for the three months ended March 31, 2022 and 2021, respectively. Depreciation and amortization was $37,785 and $43,109 for the SGK Brand Solutions segment, $11,613 and $11,178 for the Memorialization segment, $5,184 and $5,620 for the Industrial Technologies segment, and $2,643 and $2,623 for Corporate and Non-Operating, for the six months ended March 31, 2022 and 2021, respectively.
** Acquisition costs, ERP integration costs, and strategic initiatives and other charges were $4,475 and $2,865 for the SGK Brand Solutions segment, charges of $516 and income of $335 for the Memorialization segment, charges of $161 and $126 for the Industrial Technologies segment, and $1,598 and $2,437 for Corporate and Non-Operating, for the three months ended March 31, 2022 and 2021, respectively. Acquisition costs, ERP integration costs, and strategic initiatives and other charges were $5,703 and $7,561 for the SGK Brand Solutions segment, $1,188 and $795 for the Memorialization segment, $193 and $2,785 for the Industrial Technologies segment, and $3,489 and $5,144 for Corporate and Non-Operating, for the six months ended March 31, 2022 and 2021, respectively.
*** Non-recurring/incremental COVID-19 costs were $170 and $297 for the SGK Brand Solutions segment, $579 and $1,240 for the Memorialization segment, $1 and $12 for the Industrial Technologies segment, and $463 and $23 for Corporate and Non-Operating, for the three months ended March 31, 2022 and 2021, respectively. Non-recurring/incremental COVID-19 costs were $390 and $706 for the SGK Brand Solutions segment, $1,043 and $1,890 for the Memorialization segment, $5 and $30 for the Industrial Technologies segment, and $465 and $70 for Corporate and Non-Operating, for the six months ended March 31, 2022 and 2021, respectively.

Note 14.   Goodwill and Other Intangible Assets

A summary of the carrying amount of goodwill attributable to each segment as well as the changes in such amounts are as follows:

	SGK Brand Solutions	Memorialization	Industrial Technologies	Consolidated

Net goodwill at September 30, 2021	$314,850	$366,360	$92,577	$773,787
Translation and other adjustments	(3,524)	(1,010)	(142)	(4,676)
Net goodwill at March 31, 2022	$311,326	$365,350	$92,435	$769,111
The net goodwill balances at March 31, 2022 and September 30, 2021 included $178,732 of accumulated impairment losses. Accumulated impairment losses at March 31, 2022 and September 30, 2021 were $149,786, $5,000, and $23,946 for the SGK Brand Solutions, Memorialization, and Industrial Technologies segments, respectively.
The Company performed its annual impairment review of goodwill and indefinite-lived intangible assets in the second quarter of fiscal 2022 (January 1, 2022) and determined that the estimated fair values for all goodwill reporting units exceeded their carrying values, therefore no impairment charges were necessary. The estimated fair value of the Company's Graphics Imaging reporting unit, within the SGK Brand Solutions segment, exceeded the carrying value (expressed as a percentage of carrying value) by approximately 10%. If current projections are not achieved or specific valuation factors outside the Company’s control (such as discount rates and continued economic and industry impacts of COVID-19) significantly change, goodwill write-downs may be necessary in future periods.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 14.   Goodwill and Other Intangible Assets (continued)
The following tables summarize the carrying amounts and related accumulated amortization for intangible assets as of March 31, 2022 and September 30, 2021, respectively.

	Carrying Amount	Accumulated Amortization	Net
March 31, 2022:
Indefinite-lived trade names	$30,540	$—	$30,540
Definite-lived trade names	148,695	(115,701)	32,994
Customer relationships	387,088	(230,723)	156,365
Copyrights/patents/other	21,767	(14,411)	7,356
	$588,090	$(360,835)	$227,255
September 30, 2021:
Indefinite-lived trade names	$30,540	$—	$30,540
Definite-lived trade names	148,867	(104,211)	44,656
Customer relationships	388,699	(210,361)	178,338
Copyrights/patents/other	23,584	(15,576)	8,008
	$591,690	$(330,148)	$261,542
The net change in intangible assets during the six months ended March 31, 2022 included the impact of foreign currency fluctuations during the period and additional amortization.

Amortization expense on intangible assets was $11,953 and $22,930 for the three-month periods ended March 31, 2022 and 2021, respectively. For the six month period ended March 31, 2022 and 2021, amortization expense was $33,499 and $38,151, respectively. Amortization expense is estimated to be $23,976 for the remainder of fiscal 2022, $41,064 in 2023, $35,505 in 2024, $19,684 in 2025 and $14,686 in 2026.

Note 15.   Asset Write-Downs

The Company has certain operations in Russia within its SGK Brand Solutions segment. In light of the current war between Russia and Ukraine, and the resulting regional instability and evolving political and economic conditions within the region, the Company evaluated certain of its assets for recoverability and impairment. As a result of this assessment, and due to the uncertainty in projecting future cash flows for the Company's operations in Russia, the Company recorded asset write-downs totaling $10,486 during the second quarter of fiscal 2022 to reduce the carrying value of these assets to zero. Asset write-downs (primarily related to property, plant and equipment) totaling $9,686 and $800 were reported within cost of sales and administrative expense, respectively, for the three and six months ended March 31, 2022.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENTS REGARDING FORWARD LOOKING STATEMENTS AND NON-GAAP FINANCIAL MEASURES:

The following discussion should be read in conjunction with the consolidated financial statements of Matthews International Corporation ("Matthews" or the "Company") and related notes thereto included in this Quarterly Report on Form 10-Q and the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2021.  Any forward-looking statements contained herein are included pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements involve known and unknown risks and uncertainties that may cause the Company's actual results in future periods to be materially different from management's expectations.  Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove correct.  Factors that could cause the Company's results to differ materially from the results discussed in such forward-looking statements principally include changes in domestic or international economic conditions, changes in foreign currency exchange rates, changes in the cost of materials used in the manufacture of the Company's products, changes in mortality and cremation rates, changes in product demand or pricing as a result of consolidation in the industries in which the Company operates, or other factors such as supply chain disruptions, labor shortages or labor cost increases, changes in product demand or pricing as a result of domestic or international competitive pressures, ability to achieve cost-reduction objectives, unknown risks in connection with the Company's acquisitions, cybersecurity concerns, effectiveness of the Company's internal controls, compliance with domestic and foreign laws and regulations, technological factors beyond the Company's control, impact of pandemics or similar outbreaks, or other disruptions to our industries, customers or supply chains, the impact of global conflicts, such as the current war between Russia and Ukraine, and other factors described in Item 1A - "Risk Factors" in this Form 10-Q and Item 1A - "Risk Factors" in the Company's Form 10-K for the fiscal year ended September 30, 2021.  In addition, although the Company does not have any customers that would be considered individually significant to consolidated sales, changes in the distribution of the Company's products or the potential loss of one or more of the Company's larger customers are also considered risk factors. Matthews cautions that the foregoing list of important factors is not all inclusive. Readers are also cautioned not to place undue reliance on any forward looking statements, which reflect management's analysis only as of the date of this report, even if subsequently made available by Matthews on its website or otherwise. Matthews does not undertake to update any forward looking statement, whether written or oral, that may be made from time to time by or on behalf of Matthews to reflect events or circumstances occurring after the date of this report.

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

The following table sets forth the sales and adjusted EBITDA for the Company's three reporting segments for the three and six-month periods ended March 31, 2022 and 2021. Refer to Note 13, "Segment Information" in Item 1 - "Financial Statements" for the Company's financial information by segment.

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Sales:	(Dollar amounts in thousands)
SGK Brand Solutions	$146,820	$146,415	$300,362	$296,374
Memorialization	220,004	205,457	430,710	388,731
Industrial Technologies	78,154	65,282	152,485	118,706
Consolidated Sales	$444,978	$417,154	$883,557	$803,811

Adjusted EBITDA:
SGK Brand Solutions	$13,462	$18,364	$28,876	$40,197
Memorialization	42,944	51,606	86,314	95,678
Industrial Technologies	14,385	8,277	21,568	11,273
Corporate and Non-Operating	(15,601)	(17,307)	(28,235)	(31,445)
Total Adjusted EBITDA (1)	$55,190	$60,940	$108,523	$115,703
(1) Total Adjusted EBITDA is a non-GAAP financial measure. See the "Non-GAAP Financial Measures" section below.

Sales for the six months ended March 31, 2022 were $883.6 million, compared to $803.8 million for the six months ended March 31, 2021, representing an increase of $79.7 million.  The increase in fiscal 2022 sales reflected higher sales in all of the Company's segments. Fiscal 2022 sales continued to be impacted by the global outbreak of coronavirus disease 2019 ("COVID-19"), which has caused some commercial impacts in certain of the Company's segments and geographic locations. Recent impacts have included higher sales volumes for memorialization products and services. Additionally, recent increases in the cost of certain raw materials and other inflationary pressures have had an unfavorable impact on the Company's results of operations. On a consolidated basis, changes in foreign currency exchange rates were estimated to have an unfavorable impact of $15.2 million on fiscal 2022 sales compared to the prior year.

In the SGK Brand Solutions segment, sales for the first six months of fiscal 2022 were $300.4 million, compared to $296.4 million for the first six months of fiscal 2021.  The increase primarily resulted from higher retail-based sales (principally merchandising solutions), higher brand sales in the Asia-Pacific market, and increased sales volume for cylinder (primarily packaging) products. These increases were partially offset by lower brand sales in the U.S. Changes in foreign currency exchange rates had an unfavorable impact of $9.4 million on the segment's sales compared to the prior year. Memorialization segment sales for the first six months of fiscal 2022 were $430.7 million, compared to $388.7 million for the first six months of fiscal 2021. The increase in sales predominantly resulted from increased unit sales of caskets and bronze and granite memorial products, primarily due to COVID-19. The segment also reported higher sales of mausoleums and cremation and incineration equipment. The increase in sales also reflected improved price realization and benefits from the fiscal 2021 acquisition of a

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

small cemetery products business. Changes in foreign currency exchange rates had an unfavorable impact of $1.2 million on the segment's sales compared to the prior year. Industrial Technologies segment sales were $152.5 million for the first six months of fiscal 2022, compared to $118.7 million for the first six months of fiscal 2021. The sales increase primarily reflected higher sales of purpose-built engineered products (primarily energy storage solutions for the electric vehicle market), increased sales of warehouse automation solutions, and higher product identification sales. These increases were partially offset by reduced sales of surfaces products. Changes in foreign currency exchange rates had an unfavorable impact of $4.6 million on the segment's sales compared to the prior year.

Gross profit for the six months ended March 31, 2022 was $256.2 million, compared to $266.5 million for the same period a year ago.  Consolidated gross profit as a percent of sales was 29.0% and 33.2% for the first six months of fiscal 2022 and fiscal 2021, respectively.  The decrease in gross profit primarily reflected the impact of higher material (steel, lumber and bronze ingot), labor and transportation costs, particularly in the Memorialization segment, production inefficiencies related to onsite/remote-work transitions and unfavorable changes in sales mix within the SGK Brand Solutions segment. Fiscal 2022 gross profit also included $9.7 million of asset write-downs related to the current war between Russia and Ukraine (see below for further details). These decreases in gross profit were partially offset by the impact of higher sales, benefits from the realization of productivity improvements and other cost-reduction initiatives, and improved margins for surfaces and engineered products within the Industrial Technologies segment. Gross profit also included acquisition integration costs and other charges primarily in connection with cost-reduction initiatives totaling $6.4 million and $10.7 million for the six months ended March 31, 2022 and 2021, respectively.

Selling and administrative expenses for the six months ended March 31, 2022 were $204.5 million, compared to $203.0 million for the first six months of fiscal 2021.  Consolidated selling and administrative expenses, as a percent of sales, were 23.1% for the six months ended March 31, 2022, compared to 25.3% for the same period last year.  Fiscal 2022 selling and administrative expenses reflected lower performance-based compensation compared to fiscal 2021 and benefits from ongoing cost-reduction initiatives, which were offset by the impacts of higher salaries and wage rates and higher travel and entertainment ("T&E") costs. Fiscal 2022 selling and administrative expenses included $800,000 of asset write-downs related to the current war between Russia and Ukraine (see below). Selling and administrative expenses also included acquisition integration and related systems-integration costs, and other charges primarily in connection with cost-reduction initiatives totaling $6.5 million in fiscal 2022, compared to $8.3 million in fiscal 2021. Intangible amortization for the six months ended March 31, 2022 was $33.5 million, compared to $38.2 million for the six months ended March 31, 2021. Fiscal 2022 intangible amortization included $4.0 million of incremental amortization resulting from the fiscal 2021 reduction in useful lives for certain customer relationships. Intangible amortization also included accelerated amortization related to certain trade names that have been discontinued. Amortization for these trade names totaled $9.5 million and $16.5 million for the six months ended March 31, 2022 and March 31, 2021, respectively.

Adjusted EBITDA was $108.5 million for the six months ended March 31, 2022 and $115.7 million for the six months ended March 31, 2021. Adjusted EBITDA for the SGK Brand Solutions segment was $28.9 million for the first six months of fiscal 2022 compared to $40.2 million for the same period a year ago. The decrease in segment adjusted EBITDA primarily reflected the impact of production inefficiencies related to onsite/remote-work transitions, unfavorable changes in sales mix, and higher T&E costs. These decreases were partially offset by the impact of higher sales, and benefits from cost-reduction initiatives. Changes in foreign currency exchange rates had an unfavorable impact of $2.1 million on the segment's adjusted EBITDA compared to the prior year. Memorialization segment adjusted EBITDA was $86.3 million for the first six months of fiscal 2022 compared to $95.7 million for the first six months of fiscal 2021. Fiscal 2022 segment adjusted EBITDA reflected the benefits of higher sales and productivity initiatives, which were offset by the impact of higher material, labor and transportation costs. Adjusted EBITDA for the Industrial Technologies segment was $21.6 million for the six months ended March 31, 2022 compared to $11.3 million for the six months ended March 31, 2021. Industrial Technologies segment adjusted EBITDA primarily reflected the impact of higher sales, improved margins for surfaces and engineered products and benefits from cost-reduction initiatives, which were partially offset by the impact of higher T&E costs. Changes in foreign currency exchange rates had an unfavorable impact of $1.0 million on the segment's adjusted EBITDA compared to the prior year.

Investment income was $676,000 for the six months ended March 31, 2022 and $2.0 million for the six months ended March 31, 2021. Investment income for both periods primarily reflected changes in the value of investments (primarily marketable securities) held in trust for certain of the Company's benefit plans.  Interest expense for the first six months of fiscal 2022 was $12.8 million, compared to $15.0 million for the same period last year.  The decrease in interest expense reflected a decrease in average borrowing levels and lower average interest rates in the current fiscal year.  Other income (deductions), net, for the six months ended March 31, 2022 represented a decrease in pre-tax income of $31.2 million, compared to a decrease in pre-tax income of $4.3 million for the same period last year.  Other income (deductions), net includes the non-service components of pension and postretirement expense, which totaled $31.4 million and $3.8 million for the six months ended

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

March 31, 2022 and 2021, respectively. Fiscal 2022 non-service pension expense included a $30.9 million non-cash charge resulting from the full settlement of the Company's principal defined benefit retirement plan ("DB Plan") obligations. Refer to Note 10, "Pension and Other Postretirement Benefit Plans" in Item 1 - "Financial Statements" for further details. Other income (deductions), net also includes banking-related fees and the impact of currency gains and losses on certain intercompany debt and foreign denominated cash balances.

Income tax provisions for the Company's interim periods are based on the effective income tax rate expected to be applicable for the full year. The Company's consolidated income taxes for the first six months of fiscal 2022 were a benefit of $3.4 million, compared to an expense of $5.0 million for the first six months of fiscal 2021. The difference between the Company’s consolidated income taxes for the first six months of fiscal 2022 compared to the same period for fiscal 2021 primarily resulted from a consolidated pre-tax loss in fiscal 2022 compared to pre-tax income in fiscal 2021. Additionally, fiscal 2022 included discrete tax expenses related to non-tax deductible asset write-downs in Russia, due to the full valuation allowance for the Russian entity. Fiscal 2021 included discrete tax expenses related to foreign operating losses, discrete tax benefits related to the resolution of uncertain tax liabilities, a net operating loss (“NOL”) carryback to tax years where the U.S. federal statutory rate was 35%, and additional foreign tax credits. The Company’s fiscal 2022 six-month effective tax rate varied from the U.S. statutory tax rate of 21.0% primarily due to the non-deductible asset write-downs in Russia, state taxes, foreign statutory rate differentials, and tax credits. The Company’s fiscal 2021 six-month effective tax rate varied from the U.S. statutory tax rate of 21.0% primarily due to discrete tax expenses related to foreign operating losses, discrete tax benefits related to the resolution of uncertain tax liabilities, a NOL carryback to tax years where the U.S. federal statutory rate was 35%, and additional foreign tax credits.

Net losses attributable to noncontrolling interests were $38,000 for the six months ended March 31, 2022 and $71,000 for the six months ended March 31, 2021.  The net losses attributable to noncontrolling interests primarily reflected losses in less than wholly-owned businesses.

Asset Write-Downs:

The Company has certain operations in Russia within its SGK Brand Solutions segment. In light of the current war between Russia and Ukraine, and the resulting regional instability and evolving political and economic conditions within the region, the Company evaluated certain of its assets for recoverability and impairment. As a result of this assessment, and due to the uncertainty in projecting future cash flows for the Company's operations in Russia, the Company recorded asset write-downs totaling $10.5 million during the second quarter of fiscal 2022 to reduce the carrying value of these assets to zero. Asset write-downs (primarily related to property, plant and equipment) totaling $9.7 million and $800,000 were reported within cost of sales and administrative expense, respectively, for the three and six months ended March 31, 2022.

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

The reconciliation of net income to adjusted EBITDA is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
	(Dollar amounts in thousands)
Net (loss) income	$(1,936)	$5,152	$(21,746)	$3,160
Income tax provision (benefit)	3,277	972	(3,351)	4,952
Income (loss) before income taxes	1,341	6,124	(25,097)	8,112
Net loss (income) attributable to noncontrolling interests	31	(163)	38	71
Interest expense	6,260	7,233	12,767	14,961
Depreciation and amortization *	23,724	35,179	57,225	62,530
Strategic initiatives and other charges (1)**	6,750	5,093	10,573	16,285
Non-recurring / incremental COVID-19 costs (2)***	1,213	1,572	1,903	2,696
Defined benefit plan termination related items (3)	(79)	—	347	—
Asset write-downs (4)	10,486	—	10,486	—
Stock-based compensation	5,222	4,001	8,931	7,247
Non-service pension and postretirement expense (5)	242	1,901	31,350	3,801
Total Adjusted EBITDA	$55,190	$60,940	$108,523	$115,703

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

(3) Represents items associated with the termination of the Company's DB Plan, supplemental retirement plan and the defined benefit portion of the officers retirement restoration plan.
(4) Represents asset write-downs within the SGK Brand Solutions segment (see Note 15, "Asset Write-Downs" in Item 1 - "Financial Statements").
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

* Depreciation and amortization was $14.1 million and $25.3 million for the SGK Brand Solutions segment, $5.8 million and $5.7 million for the Memorialization segment, $2.5 million and $2.9 million for the Industrial Technologies segment, and $1.3 million and $1.3 million for Corporate and Non-Operating, for the three months ended March 31, 2022 and 2021, respectively. Depreciation and amortization was $37.8 million and $43.1 million for the SGK Brand Solutions segment, $11.6 million and $11.2 million for the Memorialization segment, $5.2 million and $5.6 million for the Industrial Technologies segment, and $2.6 million and $2.6 million for Corporate and Non-Operating, for the six months ended March 31, 2022 and 2021, respectively.
** Acquisition costs, ERP integration costs, and strategic initiatives and other charges were $4.5 million and $2.9 million for the SGK Brand Solutions segment, charges of $516,000 and income of $335,000 for the Memorialization segment, charges of $161,000 and $126,000 for the Industrial Technologies segment, and $1.6 million and $2.4 million for Corporate and Non-Operating, for the three months ended March 31, 2022 and 2021, respectively. Acquisition costs, ERP integration costs, and strategic initiatives and other charges were $5.7 million and $7.6 million for the SGK Brand Solutions segment, $1.2 million and $795,000 for the Memorialization segment, $193,000 and $2.8 million for the Industrial Technologies segment, and $3.5 million and $5.1 million for Corporate and Non-Operating, for the six months ended March 31, 2022 and 2021, respectively.
*** Non-recurring/incremental COVID-19 costs were $170,000 and $297,000 for the SGK Brand Solutions segment, $579,000 and $1.2 million for the Memorialization segment, $1,000 and $12,000 for the Industrial Technologies segment, and $463,000 and $23,000 for Corporate and Non-Operating, for the three months ended March 31, 2022 and 2021, respectively. Non-recurring/incremental COVID-19 costs were $390,000 and $706,000 for the SGK Brand Solutions segment, $1.0 million and $1.9 million for the Memorialization segment, $5,000 and $30,000 for the Industrial Technologies segment, and $465,000 and $70,000 for Corporate and Non-Operating, for the six months ended March 31, 2022 and 2021, respectively.

LIQUIDITY AND CAPITAL RESOURCES:

Net cash provided by operating activities was $72.7 million for the first six months of fiscal 2022, compared to net cash provided by operating activities of $92.2 million for the first six months of fiscal 2021.  Operating cash flow for both periods principally included net (loss) income adjusted for deferred taxes, depreciation and amortization, stock-based compensation expense, net losses (gains) related to investments, non-cash pension expense, asset write-downs, other non-cash adjustments, and changes in working capital items. Fiscal 2022 operating cash flow also reflected $35.7 million of DB Plan contributions to fully fund the settlement of the DB Plan obligations. Net changes in working capital items increased operating cash flow by $18.8 million and $2.7 million in fiscal 2022 and fiscal 2021, respectively. The fiscal 2022 change in working capital principally reflected proceeds from the sale of receivables under a receivables purchase agreement (see below for further discussion), increased fiscal year-end compensation-related payments, higher inventory levels reflecting increased commodity costs, and changes in other accounts (primarily income taxes).

Cash used in investing activities was $24.7 million for the six months ended March 31, 2022, compared to $11.9 million for the six months ended March 31, 2021.  Investing activities for the first six months of fiscal 2022 primarily reflected capital expenditures of $28.1 million and proceeds from the sale of investments of $3.1 million.  Investing activities for the first six months of fiscal 2021 reflected capital expenditures of $15.8 million, acquisitions payments (net of cash acquired) totaling $13.1 million, proceeds from the sale of investments of $15.0 million and proceeds from the sale of assets of $2.1 million.

Capital expenditures reflected reinvestment in the Company's business segments and were made primarily for the purchase of new production machinery, equipment, software and systems, and facilities designed to improve product quality, increase manufacturing efficiency, lower production costs and meet regulatory requirements.  Capital expenditures for the last three fiscal years were primarily financed through operating cash.  Capital spending for property, plant and equipment has averaged $35.6 million for the last three fiscal years.  Capital spending for fiscal 2022 is currently estimated to be approximately $70 million.  The Company expects to generate sufficient cash from operations to fund all anticipated capital spending projects.

Cash used in financing activities for the six months ended March 31, 2022 was $38.7 million, primarily reflecting repayments, net of proceeds, on long-term debt of $10.5 million, treasury stock purchases of $12.1 million, dividends of $14.0 million to the Company's shareholders, and $613,000 of holdback and deferred payments related to acquisitions from prior years. Cash used

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

in financing activities for the six months ended March 31, 2021 was $75.5 million, primarily reflecting repayments, net of proceeds, on long-term debt of $53.9 million, treasury stock purchases of $4.5 million, dividends of $14.0 million to the Company's shareholders, and $1.6 million of holdback and deferred payments related to acquisitions from prior years.

The Company has a domestic credit facility with a syndicate of financial institutions that includes a $750.0 million senior secured revolving credit facility, which matures in March 2025. A portion of the revolving credit facility (not to exceed $350.0 million) can be drawn in foreign currencies. Borrowings under the revolving credit facility bear interest at LIBOR plus a factor ranging from 0.75% to 2.00% (1.00% at March 31, 2022) based on the Company's secured leverage ratio.  The secured leverage ratio is defined as net secured indebtedness divided by EBITDA (earnings before interest, income taxes, depreciation and amortization) as defined within the domestic credit facility agreement. The Company is required to pay an annual commitment fee ranging from 0.15% to 0.30% (based on the Company's leverage ratio) of the unused portion of the revolving credit facility. The Company incurred debt issuance costs in connection with the domestic credit facility. Unamortized costs were $1.8 million and $2.2 million at March 31, 2022 and September 30, 2021, respectively.

The domestic credit facility requires the Company to maintain certain leverage and interest coverage ratios. A portion of the facility (not to exceed $35.0 million) is available for the issuance of trade and standby letters of credit. Outstanding U.S. dollar denominated borrowings on the revolving credit facility at March 31, 2022 and September 30, 2021 were $380.5 million and $349.8 million, respectively. The weighted-average interest rate on outstanding borrowings for the domestic credit facility (including the effects of interest rate swaps and Euro denominated borrowings) at March 31, 2022 and 2021 was 1.89% and 2.17%, respectively.

The Company has $300.0 million of 5.25% senior unsecured notes due December 1, 2025 (the "2025 Senior Notes"). The 2025 Senior Notes bear interest at a rate of 5.25% per annum with interest payable semi-annually in arrears on June 1 and December 1 of each year. The Company's obligations under the 2025 Senior Notes are guaranteed by certain of the Company's direct and indirect wholly-owned subsidiaries. The Company is subject to certain covenants and other restrictions in connection with the 2025 Senior Notes. The Company incurred direct financing fees and costs in connection with the 2025 Senior Notes. Unamortized costs were $1.9 million and $2.2 million at March 31, 2022 and September 30, 2021, respectively.

The Company and certain of its domestic subsidiaries sell, on a continuous basis without recourse, their trade receivables to Matthews Receivables Funding Corporation, LLC (“Matthews RFC”), a wholly-owned bankruptcy-remote subsidiary of the Company. In March 2022, Matthews RFC entered into a receivables purchase agreement (“RPA”) to sell up to $125.0 million of receivables to certain purchasers (the “Purchasers”) on a recurring basis in exchange for cash (referred to as “capital” within the RPA) equal to the gross receivables transferred. The parties intend that the transfers of receivables to the Purchasers constitute purchases and sales of receivables. Matthews RFC has guaranteed to each Purchaser the prompt payment of sold receivables, and has granted a security interest in its assets for the benefit of the Purchasers. Under the RPA, which matures in March 2024, each Purchaser’s share of capital accrues yield at a floating rate plus an applicable margin. The Company is the master servicer under the RPA, and is responsible for administering and collecting receivables.

The proceeds of the RPA are classified as operating activities in the Company’s Consolidated Statements of Cash Flows. Cash received from collections of sold receivables may be used to fund additional purchases of receivables on a revolving basis, or to reduce all or any portion of the outstanding capital of the Purchasers. Gross receivables sold and cash collections reinvested under the RPA program were $121.6 million and $46.6 million for the six months ended March 31, 2022, respectively. The fair value of the sold receivables approximated book value due to their credit quality and short-term nature, and as a result, no gain or loss on sale of receivables was recorded. As of March 31, 2022, the amount sold to the Purchasers was $75.0 million, which was derecognized from the Consolidated Balance Sheets. As collateral against sold receivables, Matthews RFC maintains a certain level of unsold receivables, which was $29.3 million as of March 31, 2022.

Previously, the Company had a $115.0 million accounts receivable securitization facility (the "Securitization Facility") with certain financial institutions that matured in March 2022. The Securitization Facility did not qualify for sale treatment. Accordingly, the trade receivables and related debt obligations remained on the Company's Consolidated Balance Sheet. Borrowings under the Securitization Facility were based on LIBOR plus 0.75% and the Company was required to pay an annual commitment fee ranging from 0.25% to 0.35% of the unused portion of the Securitization Facility. Outstanding borrowings under the Securitization Facility at September 30, 2021 totaled $96.0 million. At March 31, 2021, the interest rate on borrowings under this facility was 0.86%.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

The following table presents information related to interest rate contracts entered into by the Company and designated as cash flow hedges (dollar amounts in thousands):

	March 31, 2022	September 30, 2021
Pay fixed swaps - notional amount	$225,000	$250,000
Net unrealized gain (loss)	$5,318	$(2,062)
Weighted-average maturity period (years)	1.9	2.2
Weighted-average received rate	0.45%	0.08%
Weighted-average pay rate	1.37%	1.34%

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

The fair value of the interest rate swaps reflected an unrealized gain net of unrealized losses of $5.3 million ($4.0 million after tax) at March 31, 2022 and an unrealized loss net of unrealized gains of $2.1 million ($1.6 million after tax) at September 30, 2021, that is included in shareholders' equity as part of accumulated other comprehensive income (loss) ("AOCI").  Assuming market rates remain constant with the rates at March 31, 2022, a gain (net of tax) of approximately $839,000 included in AOCI is expected to be recognized in earnings over the next twelve months.

The Company, through certain of its European subsidiaries, has a credit facility with a European bank, which is guaranteed by Matthews. The maximum amount of borrowing available under this facility is €25.0 million ($27.8 million), which includes €8.0 million ($8.9 million) for bank guarantees.  In the first quarter of fiscal 2022, the Company extended this facility to a current maturity of December 2022 and the Company intends to continue to extend this facility. March 31, 2022. Outstanding borrowings under the credit facility totaled €7.8 million ($8.7 million) and €704,000 ($817,000) at March 31, 2022 and September 30, 2021, respectively. The weighted-average interest rate on outstanding borrowings under this facility was 2.25% at March 31, 2022 and March 31, 2021.

Other borrowings totaled $58.5 million and $10.2 million at March 31, 2022 and September 30, 2021, respectively. Other borrowings at March 31, 2022 included $37.8 million of collateralized borrowings in connection with the RPA arrangement discussed above. The weighted-average interest rate on these borrowings was 1.92% and 2.18% at March 31, 2022 and 2021, respectively.

The Company has a U.S. Dollar/Euro cross currency swap with a notional amount of $94.5 million as of March 31, 2022, which has been designated as a net investment hedge of foreign operations. The swap contract matures in September 2028. The Company assesses hedge effectiveness for this contract based on changes in fair value attributable to changes in spot prices. A gain of $2.9 million (net of income taxes of $939,000) and a gain of $29,000 (net of income taxes of $10,000), which represented effective hedges of net investments, were reported as a component of AOCI within currency translation adjustment at March 31, 2022 and September 30, 2021, respectively. Income of $420,000 and $785,000, which represented the recognized portion of the fair value excluded from the assessment of hedge effectiveness, was included in current period earnings as a component of interest expense for the three and six months ended March 31, 2022, respectively. At March 31, 2022 and September 30, 2021, the swap, which is included in other assets in the Consolidated Balance Sheets, totaled $3.8 million and $39,000, respectively.

The Company has a stock repurchase program. The buy-back program is designed to increase shareholder value, enlarge the Company's holdings of its common stock, and add to earnings per share. Repurchased shares may be retained in treasury, utilized for acquisitions, or reissued to employees or other purchasers, subject to the restrictions set forth in the Company's Restated Articles of Incorporation. Under the current authorization, 2,306,697 shares remain available for repurchase as of March 31, 2022.

Consolidated working capital of the Company was $273.7 million at March 31, 2022, compared to $269.9 million at September 30, 2021.  Cash and cash equivalents were $53.8 million at March 31, 2022, compared to $49.2 million at September 30, 2021.  The Company's current ratio was 1.8 at March 31, 2022 and September 30, 2021.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

Long-Term Contractual Obligations:

The following table summarizes the Company's contractual obligations at March 31, 2022, and the effect such obligations are expected to have on its liquidity and cash flows in future periods.

	Payments due in fiscal year:
	Total	2022 (1) Remainder	2023 to 2024	2025 to 2026	After 2026
Contractual Cash Obligations:	(Dollar amounts in thousands)
Revolving credit facilities	$389,216	$8,676	$—	$380,540	$—
2025 Senior Notes	361,066	7,875	31,500	321,691	—
Finance lease obligations (2)	7,761	1,795	3,344	1,026	1,596
Non-cancelable operating leases (2)	84,806	13,573	41,692	23,452	6,089
Other	87,878	2,616	73,699	2,169	9,394
Total contractual cash obligations	$930,727	$34,535	$150,235	$728,878	$17,079
(1) The Company maintains certain debt facilities with maturity dates of twelve months or less that it intends and has the ability to extend beyond twelve months totaling $8.7 million. These balances have been classified as non-current on the Company's Consolidated Balance Sheet.
(2) Lease obligations have not been discounted to their present value.

Benefit payments under the Company's DB Plan were made from plan assets, while benefit payments under the supplemental retirement plan ("SERP") and postretirement benefit plan are made from the Company's operating funds.

In the first quarter of fiscal 2022, the Company terminated its DB Plan and made plan contributions totaling $35.7 million to fully fund the planned settlement of the DB Plan obligations. Also during the first quarter of fiscal 2022, lump sum distributions of $186.0 million were made from the DB Plan to plan participants, and non-participating annuity contracts totaling $56.3 million were purchased by the DB Plan for plan participants, resulting in the full settlement of the DB Plan obligations. The settlement of the DB Plan obligations resulted in the recognition of a non-cash charge of $30.9 million, which has been presented as a component of other income (deductions), net for the six months ended March 31, 2022. This amount represents the immediate recognition of the remaining portion of the deferred AOCI balances related to the DB Plan.

During the six months ended March 31, 2022 contributions of $387,000 and $340,000 were made under the SERP and postretirement benefit plan, respectively. The Company currently anticipates contributing an additional $373,000 and $544,000 under the SERP and postretirement benefit plan, respectively, for the remainder of fiscal 2022. The Company also expects to make payments totaling approximately $24.2 million in fiscal 2023 to fully settle the SERP and defined benefit portion of the officers retirement restoration plan obligations. The obligations of the SERP are expected to be funded from an existing rabbi trust. The Company believes that its current liquidity sources, combined with its operating cash flow and borrowing capacity, will be sufficient to meet its capital needs for the foreseeable future.

Unrecognized tax benefits are positions taken, or expected to be taken, on an income tax return that may result in additional payments to tax authorities.  If a tax authority agrees with the tax position taken, or expected to be taken, or the applicable statute of limitations expires, then additional payments will not be necessary.  As of March 31, 2022, the Company had unrecognized tax benefits, excluding penalties and interest, of approximately $3.2 million.  The timing of potential future payments related to the unrecognized tax benefits is not presently determinable. The Company believes that its current liquidity sources, combined with its operating cash flow and borrowing capacity, will be sufficient to meet its capital needs for the foreseeable future.

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

On January 30, 2020, the World Health Organization declared an outbreak of COVID-19 to be a Public Health Emergency of International Concern, and subsequently recognized COVID-19 as a global pandemic in March 2020. The Company has experienced some commercial impact and business disruptions in certain segments and geographic locations as a result of COVID-19. Recent impacts have included higher sales volumes for memorialization products and services. Additionally, recent increases in the cost of certain raw materials, labor, and other inflationary impacts are expected to impact the Company's results for the near future. The Company expects to partially mitigate these cost increases through price realization and the cost-reduction initiatives discussed above.

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
The Company performed its annual impairment review of goodwill and indefinite-lived intangible assets in the second quarter of fiscal 2022 (January 1, 2022) and determined that the estimated fair values for all goodwill reporting units exceeded their carrying values, therefore no impairment charges were necessary. The estimated fair value of the Company's Graphics Imaging reporting unit, within the SGK Brand Solutions segment, exceeded the carrying value (expressed as a percentage of carrying value) by approximately 10%. If current projections are not achieved or specific valuation factors outside the Company’s control (such as discount rates and continued economic and industry impacts of COVID-19) significantly change, goodwill write-downs may be necessary in future periods.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company’s market risk during the three and six months ended March 31, 2022. For additional information see Item 7A - "Quantitative and Qualitative Disclosures About Market Risk" in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2021.

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

Management, under the supervision and with the participation of our Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures in effect as of March 31, 2022. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2022, the Company's disclosure controls and procedures were effective to provide reasonable assurance that material information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, and that such information is recorded, summarized and properly reported within the appropriate time period, relating to the Company and its consolidated subsidiaries, required to be included in the Exchange Act reports, including this Quarterly Report on Form 10-Q.

There have been no changes in the Company's internal controls over financial reporting that occurred during the fiscal quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

Global conflicts may impact the business of the Company and the markets in which it operates. Global conflicts, such as the war in Ukraine, could impact the Company and its operations in a number of different ways, which are yet to be fully assessed and are therefore uncertain. The Company’s principal concern is for the safety of its employees and other personnel, specifically those who are based in the affected region. The Company has employees who are based in Eastern Europe, including Russia and Ukraine, who may be affected by the ongoing hostilities. The Company additionally has property, plant and equipment in or around the affected region. The continuing impact of this war and the response of the United States and other countries to it by means of trade and economic sanctions, or other actions, is still unknown; however it could disrupt the Company’s ability to work with certain parties. Similarly, the Company has employees based in and works with third-party providers from other parts of the world that may be affected by hostilities.

Due to the uncertainty relating to war or similar conflicts, the current war between Russia and Ukraine may adversely affect the Company's business, of which could materially and adversely affect the Company's results of operations. Such risks include, but are not limited to, adverse effects on macroeconomic conditions, including inflation and business and consumer spending; disruptions to the Company's global technology infrastructure, including through cyberattack, ransom attack, or cyber-intrusion; adverse changes in international trade policies and relations; disruptions in global supply chains; exposure to foreign currency fluctuations; and constraints, volatility, or disruption in the capital markets. Similar uncertainties may arise in connection with other ongoing hostilities or future hostilities.

For so long as the hostilities continue, and perhaps even thereafter as the situation unfolds, the Company may see increased volatility in financial markets, which may impact equity markets generally, including the Company’s stock price, and make it more difficult for the Company to raise additional capital at a strategically advantageous time, or for financing to be available upon acceptable terms. All or any of these risks separately, or in combination could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchase Plan

The Company has a stock repurchase program. The buy-back program is designed to increase shareholder value, enlarge the Company's holdings of its common stock, and add to earnings per share. Repurchased shares may be retained in treasury, utilized for acquisitions, or reissued to employees or other purchasers, subject to the restrictions set forth in the Company's Restated Articles of Incorporation. Under the current authorization, 2,306,697 shares remain available for repurchase as of March 31, 2022.

The following table shows the monthly fiscal 2022 stock repurchase activity:

Period	Total number of shares purchased	Weighted-average price paid per share	Total number of shares purchased as part of a publicly announced plan	Maximum number of shares that may yet be purchased under the plan
October 2021	—	$—	—	2,658,627
November 2021	—	—	—	2,658,627
December 2021	62,746	38.79	62,746	2,595,881
January 2022	—	—	—	2,595,881
February 2022	105,035	34.23	105,035	2,490,846
March 2022	184,149	33.17	184,149	2,306,697
Total	351,930	$34.49	351,930

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Not Applicable.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

	Exhibit No.	Description	Method of Filing

	3.1	Restated Articles of Incorporation*	Exhibit Number 3.1 to the Annual Report on Form 10-K for the year ended September 30, 1994 (filed in paper format)
	3.2	Restated By-laws of Matthews International Corporation, as amended January 8, 2021*	Exhibit Number 3.1 to the Current Report on Form 8-K filed on January 14, 2021
	10.1	Matthews International Corporation Amended and Restated 2017 Equity Incentive Plan*	Exhibit Number 10.1 to the Current Report on Form 8-K filed on February 18, 2022
	31.1	Certification of Principal Executive Officer for Joseph C. Bartolacci	Filed herewith
	31.2	Certification of Principal Financial Officer for Steven F. Nicola	Filed herewith
	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Joseph C. Bartolacci	Furnished herewith
	32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Steven F. Nicola	Furnished herewith
	101.INS	XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed herewith
	101.SCH	XBRL Taxonomy Extension Schema	Filed herewith
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith
	101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith
	101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith
	101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith
	104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101)	Filed herewith
* Incorporated by reference

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATTHEWS INTERNATIONAL CORPORATION
(Registrant)

Date:	April 29, 2022	By: /s/ Joseph C. Bartolacci
Joseph C. Bartolacci, President
and Chief Executive Officer

Date:	April 29, 2022	By: /s/ Steven F. Nicola
Steven F. Nicola, Chief Financial Officer
and Secretary