Form 10-Q
period 2022-06-30
MATTHEWS INTERNATIONAL CORP
filed 2022-07-29
CIK 63296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
____________________________________________________________
FORM 10-Q
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2022
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
Yes ☐ No ☒

As of June 30, 2022, shares of common stock outstanding were: Class A Common Stock 30,605,547 shares.

PART I ‑ FINANCIAL INFORMATION

Item 1.   Financial Statements

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollar amounts in thousands)

	June 30, 2022		September 30, 2021
ASSETS
Current assets:
Cash and cash equivalents		$45,846		$49,176
Accounts receivable, net		207,503		309,818
Inventories, net		211,161		189,088
Restricted cash, current		20,297		—
Other current assets		113,822		76,083
Total current assets		598,629		624,165

Restricted cash, non-current		—		19,167
Investments		23,600		30,438
Property, plant and equipment, net		209,110		223,707
Operating lease right-of-use assets		74,247		80,262
Deferred income taxes		2,740		3,489
Goodwill		754,649		773,787
Other intangible assets, net		213,371		261,542
Other assets		28,343		15,521

Total assets		$1,904,689		$2,032,078

LIABILITIES
Current liabilities:
Long-term debt, current maturities		$3,364		$4,624
Current portion of operating lease liabilities		23,567		25,151
Trade accounts payable		103,641		112,722
Accrued compensation		42,540		68,938
Accrued income taxes		3,260		4,235
Other current liabilities		133,419		138,555
Total current liabilities		309,791		354,225

Long-term debt		772,673		759,086
Operating lease liabilities		52,966		57,272
Accrued pension		32,721		84,803
Postretirement benefits		17,909		17,958
Deferred income taxes		109,093		97,416
Other liabilities		18,933		24,915
Total liabilities		1,314,086		1,395,675

SHAREHOLDERS' EQUITY
Shareholders' equity-Matthews:
Common stock	$36,334		$36,334
Additional paid-in capital	156,942		149,484
Retained earnings	794,581		834,208
Accumulated other comprehensive loss	(178,930)		(192,739)
Treasury stock, at cost	(218,055)		(190,739)
Total shareholders' equity-Matthews		590,872		636,548
Noncontrolling interests		(269)		(145)
Total shareholders' equity		590,603		636,403

Total liabilities and shareholders' equity		$1,904,689		$2,032,078

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021

Sales	$421,719	$428,380	$1,305,276	$1,232,191
Cost of sales	(300,854)	(291,122)	(928,255)	(828,424)

Gross profit	120,865	137,258	377,021	403,767

Selling expense	(32,157)	(31,463)	(96,281)	(94,618)
Administrative expense	(65,941)	(73,484)	(206,329)	(213,342)
Intangible amortization	(11,804)	(23,039)	(45,303)	(61,190)

Operating profit	10,963	9,272	29,108	34,617

Investment income	59	959	735	3,005
Interest expense	(6,659)	(6,748)	(19,426)	(21,709)
Other income (deductions), net	(448)	(2,442)	(31,599)	(6,760)

Income (loss) before income taxes	3,915	1,041	(21,182)	9,153

Income tax (provision) benefit	(1,040)	2,325	2,311	(2,627)

Net income (loss)	2,875	3,366	(18,871)	6,526

Net loss (income) attributable to noncontrolling interests	18	(11)	56	60

Net income (loss) attributable to Matthews shareholders	$2,893	$3,355	$(18,815)	$6,586

Earnings (loss) per share attributable to Matthews shareholders:
Basic	$0.09	$0.11	$(0.60)	$0.21

Diluted	$0.09	$0.10	$(0.60)	$0.21

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(Dollar amounts in thousands)

	Three Months Ended June 30,
	Matthews		Noncontrolling Interest		Total
	2022	2021	2022	2021	2022	2021

Net income (loss):	$2,893	$3,355	$(18)	$11	$2,875	$3,366
Other comprehensive income (loss) ("OCI"), net of tax:
Foreign currency translation adjustment	(19,293)	2,904	15	—	(19,278)	2,904
Pension plans and other postretirement benefits	17	3,328	—	—	17	3,328
Unrecognized gain (loss) on derivatives:
Net change from periodic revaluation	1,223	(654)	—	—	1,223	(654)
Net amount reclassified to earnings	353	596	—	—	353	596
Net change in unrecognized gain (loss) on derivatives	1,576	(58)	—	—	1,576	(58)
OCI, net of tax	(17,700)	6,174	15	—	(17,685)	6,174
Comprehensive (loss) income	$(14,807)	$9,529	$(3)	$11	$(14,810)	$9,540

	Nine Months Ended June 30,
	Matthews		Noncontrolling Interest		Total
	2022	2021	2022	2021	2022	2021

Net (loss) income:	$(18,815)	$6,586	$(56)	$(60)	$(18,871)	$6,526
OCI, net of tax:
Foreign currency translation adjustment	(27,463)	11,061	23	(2)	(27,440)	11,059
Pension plans and other postretirement benefits	34,123	7,707	—	—	34,123	7,707
Unrecognized gain on derivatives:
Net change from periodic revaluation	5,636	1,787	—	—	5,636	1,787
Net amount reclassified to earnings	1,513	1,845	—	—	1,513	1,845
Net change in unrecognized gain on derivatives	7,149	3,632	—	—	7,149	3,632
OCI, net of tax	13,809	22,400	23	(2)	13,832	22,398
Comprehensive (loss) income	$(5,006)	$28,986	$(33)	$(62)	$(5,039)	$28,924

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
for the three and nine months ended June 30, 2022 and 2021 (Unaudited)
(Dollar amounts in thousands, except per share data)

	Shareholders' Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Non- controlling Interests	Total
Balance, September 30, 2021	$36,334	$149,484	$834,208	$(192,739)	$(190,739)	$(145)	$636,403
Net loss	—	—	(19,803)	—	—	(7)	(19,810)
Minimum pension liability	—	—	—	34,133	—	—	34,133
Translation adjustment	—	—	—	(1,989)	—	4	(1,985)
Fair value of derivatives	—	—	—	1,481	—	—	1,481
Total comprehensive income							13,819
Stock-based compensation	—	3,709	—	—	—	—	3,709
Purchase of 62,746 shares of treasury stock	—	—	—	—	(2,435)	—	(2,435)
Issuance of 174,107 shares of treasury stock	—	(6,859)	—	—	6,859	—	—
Cancellations of 31,057 shares of treasury stock	—	2,091	—	—	(2,091)	—	—
Dividends, $0.22 per share	—	—	(6,824)	—	—	—	(6,824)
Balance, December 31, 2021	$36,334	$148,425	$807,581	$(159,114)	$(188,406)	$(148)	$644,672
Net loss	—	—	(1,905)	—	—	(31)	(1,936)
Minimum pension liability	—	—	—	(27)	—	—	(27)
Translation adjustment	—	—	—	(6,181)	—	4	(6,177)
Fair value of derivatives	—	—	—	4,092	—	—	4,092
Total comprehensive loss							(4,048)
Stock-based compensation	—	5,222	—	—	—	—	5,222
Purchase of 289,184 shares of treasury stock	—	—	—	—	(9,703)	—	(9,703)
Issuance of 45,096 shares of treasury stock	—	(1,761)	—	—	1,761	—	—
Cancellations of 80 shares of treasury stock	—	5	—	—	(5)	—	—
Dividends, $0.22 per share	—	—	(7,128)	—	—	—	(7,128)
Balance, March 31, 2022	$36,334	$151,891	$798,548	$(161,230)	$(196,353)	$(175)	$629,015
Net income (loss)	—	—	2,893	—	—	(18)	2,875
Minimum pension liability	—	—	—	17	—	—	17
Translation adjustment	—	—	—	(19,293)	—	15	(19,278)
Fair value of derivatives	—	—	—	1,576	—	—	1,576
Total comprehensive loss							(14,810)
Stock-based compensation	—	5,197	—	—	—	—	5,197
Purchase of 704,531 shares of treasury stock	—	—	—	—	(21,848)	—	(21,848)
Issuance of 3,830 shares of treasury stock	—	(146)	—	—	146	—	—
Dividends, $0.22 per share	—	—	(6,860)	—	—	—	(6,860)
Divestiture	—	—	—	—	—	(91)	(91)
Balance, June 30, 2022	$36,334	$156,942	$794,581	$(178,930)	$(218,055)	$(269)	$590,603

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY, Continued
for the three and nine months ended June 30, 2022 and 2021 (Unaudited)
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

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollar amounts in thousands)

	Nine Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net (loss) income	$(18,871)	$6,526
Adjustments to reconcile net (loss) income to net cash flows from operating activities:
Depreciation and amortization	80,163	97,919
Stock-based compensation expense	14,128	12,960
Deferred tax (benefit) provision	(2,712)	967
Gain on sale of assets, net	(514)	(641)
Other investment loss (gain)	213	(1,336)
Pension settlement loss	30,856	—
Asset write-downs	10,017	—
Changes in working capital items	(8,393)	(7,513)
Decrease in other assets	14,923	2,632
Decrease in other liabilities	(44,837)	(6,064)
Other operating activities, net	9,394	1,407

Net cash provided by operating activities	84,367	106,857

Cash flows from investing activities:
Capital expenditures	(40,597)	(24,495)
Acquisitions, net of cash acquired	—	(15,623)
Proceeds from sale of assets	395	2,211
Proceeds from sale of investments	3,127	15,000
Purchases of investments	(2,198)	—
Other investing activities	344	—

Net cash used in investing activities	(38,929)	(22,907)

Cash flows from financing activities:
Proceeds from long-term debt	565,408	385,065
Payments on long-term debt	(551,645)	(434,089)
Purchases of treasury stock	(33,986)	(6,149)
Dividends	(20,812)	(20,856)
Acquisition holdback and contingent consideration payments	(613)	(1,556)
Other financing activities	(2,128)	(2,245)

Net cash used in financing activities	(43,776)	(79,830)

Effect of exchange rate changes on cash	(3,862)	776

Net change in cash, cash equivalents and restricted cash	(2,200)	4,896
Cash, cash equivalents and restricted cash at beginning of year	68,343	41,334
Cash, cash equivalents and restricted cash at end of period	$66,143	$46,230

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2022
(Dollar amounts in thousands, except per share data)

Note 1.   Nature of Operations

Matthews International Corporation ("Matthews" or the "Company"), founded in 1850 and incorporated in Pennsylvania in 1902, is a global provider of memorialization products, industrial technologies and brand solutions. The Company manages its businesses under three segments: Memorialization, Industrial Technologies and SGK Brand Solutions. Effective in the first quarter of fiscal 2022, the Company transferred its surfaces and engineered products businesses from the SGK Brand Solutions segment to the Industrial Technologies segment. This business segment change is consistent with internal management structure and reporting changes effective for fiscal 2022. Prior periods were revised to reflect retrospective application of this segment realignment. Memorialization products consist primarily of bronze and granite memorials and other memorialization products, caskets, and cremation and incineration equipment primarily for the cemetery and funeral home industries. Industrial technologies includes the design, manufacturing, service and distribution of high-tech custom energy storage, marking, coding and industrial automation technologies and solutions, and order fulfillment systems for identifying, tracking, picking and conveying consumer and industrial products. Brand solutions consists of brand management, pre-media services, printing plates and cylinders, imaging services, digital asset management, merchandising display systems, and marketing and design services primarily for the consumer goods and retail industries.

The Company has facilities in North America, Europe, Asia, Australia, and Central and South America.

Note 2.   Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information for commercial and industrial companies and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the nine months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2022. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2021. The consolidated financial statements include all domestic and foreign subsidiaries in which the Company maintains an ownership interest and has operating control and any variable interest entities for which the Company is the primary beneficiary.  Investments in certain companies over which the Company exerts significant influence, but does not control the financial and operating decisions, are accounted for as equity method investments. Investments in certain companies over which the Company does not exert significant influence are accounted for as cost method investments. All intercompany accounts and transactions have been eliminated. The Company applies highly inflationary accounting for subsidiaries when the cumulative inflation rate for a three-year period meets or exceeds 100 percent.

Effective April 1, 2022, the Company applies highly inflationary accounting to its Turkish subsidiaries. Under highly inflationary accounting, the financial statements of these subsidiaries are remeasured into the Company's reporting currency (U.S. dollar) and exchange gains and losses from the remeasurement of monetary assets and liabilities are reflected in current earnings, rather than accumulated other comprehensive loss on the Consolidated Balance Sheets, until such time as the applicable economy is no longer considered highly inflationary. As of June 30, 2022, the Company had net monetary assets related to its Turkish subsidiaries of $6,829. For the three and nine months ended June 30, 2022, exchange losses related to highly inflationary accounting totaled $1,245 and were included in the Consolidated Statements of Income within other income (deductions), net.

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

The Company disaggregates revenue from contracts with customers by geography, as it believes geographic regions best depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. Disaggregated sales by segment and region for the three and nine months ended June 30, 2022 and 2021 were as follows:

	Memorialization		Industrial Technologies		SGK Brand Solutions		Consolidated
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2022	2021	2022	2021	2022	2021	2022	2021
North America	$191,495	$168,652	$39,736	$35,909	$68,008	$73,831	$299,239	$278,392
Central and South America	—	—	—	—	1,472	1,225	1,472	1,225
Europe	9,175	13,072	37,119	44,335	54,046	69,923	100,340	127,330
Australia	2,488	2,613	—	—	2,797	3,352	5,285	5,965
Asia	—	—	1,588	1,588	13,795	13,880	15,383	15,468
Total Sales	$203,158	$184,337	$78,443	$81,832	$140,118	$162,211	$421,719	$428,380

	Memorialization		Industrial Technologies		SGK Brand Solutions		Consolidated
	Nine Months Ended June 30,		Nine Months Ended June 30,		Nine Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021	2022	2021	2022	2021
North America	$593,901	$529,229	$110,869	$95,804	$211,278	$210,515	$916,048	$835,548
Central and South America	—	—	—	—	3,615	3,919	3,615	3,919
Europe	32,613	36,174	115,285	100,129	175,900	198,132	323,798	334,435
Australia	7,354	7,665	—	—	8,352	10,289	15,706	17,954
Asia	—	—	4,774	4,605	41,335	35,730	46,109	40,335
Total Sales	$633,868	$573,068	$230,928	$200,538	$440,480	$458,585	$1,305,276	$1,232,191

Revenue from products or services provided to customers over time accounted for approximately 13% of revenue for both the three months ended June 30, 2022 and 2021, and 11% and 10% of revenue for the nine months ended June 30, 2022 and 2021, respectively. As of June 30, 2022 and September 30, 2021, the Company had contract assets of $25,059 and $23,998, respectively, that were recorded in other current assets within the Consolidated Balance Sheets. As of June 30, 2022 and September 30, 2021, the Company had contract liabilities of $13,025 and $19,752, respectively, that were recorded in other current liabilities within the Consolidated Balance Sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 4.   Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  A three level fair value hierarchy is used to prioritize the inputs used in valuations, as defined below:

Level 1:	Observable inputs that reflect unadjusted quoted prices for identical assets or liabilities in active markets.
Level 2:	Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.
Level 3:	Unobservable inputs for the asset or liability.

The fair values of the Company's assets and liabilities measured on a recurring basis are categorized as follows:

	June 30, 2022				September 30, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Derivatives (1)	$—	$18,941	$—	$18,941	$—	$209	$—	$209
Equity and fixed income mutual funds	—	5,543	—	5,543	—	6,936	—	6,936
Life insurance policies	—	4,437	—	4,437	—	4,626	—	4,626
Total assets at fair value	$—	$28,921	$—	$28,921	$—	$11,771	$—	$11,771

Liabilities:
Derivatives (1)	$—	$—	$—	$—	$—	$2,232	$—	$2,232
Total liabilities at fair value	$—	$—	$—	$—	$—	$2,232	$—	$2,232
(1) Interest rate swaps and cross currency swaps are valued based on observable market swap rates and are classified within Level 2 of the fair value hierarchy.

The carrying values for other financial assets and liabilities approximated fair value at June 30, 2022 and September 30, 2021.

Note 5.   Inventories

Inventories consisted of the following:

	June 30, 2022	September 30, 2021
Raw materials	$48,945	$37,673
Work in process	79,192	75,997
Finished goods	83,024	75,418
	$211,161	$189,088

Note 6.     Investments

Non-current investments consisted of the following:

	June 30, 2022	September 30, 2021
Equity and fixed income mutual funds	$—	$6,936
Life insurance policies	4,437	4,626
Equity-method investments	345	458
Other (primarily cost-method) investments	18,818	18,418
	$23,600	$30,438

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 7.   Debt and Financing Arrangements

Long-term debt at June 30, 2022 and September 30, 2021 consisted of the following:

	June 30, 2022	September 30, 2021
Revolving credit facilities	$447,223	$350,597
Securitization facility	—	95,990
2025 Senior Notes	298,200	297,796
Other borrowings	24,394	10,150
Finance lease obligations	6,220	9,177
Total debt	776,037	763,710
Less current maturities	(3,364)	(4,624)
Long-term debt	$772,673	$759,086

The Company has a domestic credit facility with a syndicate of financial institutions that includes a $750,000 senior secured revolving credit facility, which matures in March 2025. A portion of the revolving credit facility (not to exceed $350,000) can be drawn in foreign currencies. Borrowings under the revolving credit facility bear interest at LIBOR plus a factor ranging from 0.75% to 2.00% (1.00% at June 30, 2022) based on the Company's secured leverage ratio.  The secured leverage ratio is defined as net secured indebtedness divided by EBITDA (earnings before interest, income taxes, depreciation and amortization) as defined within the domestic credit facility agreement. The Company is required to pay an annual commitment fee ranging from 0.15% to 0.30% (based on the Company's leverage ratio) of the unused portion of the revolving credit facility. The Company incurred debt issuance costs in connection with the domestic credit facility. Unamortized costs were $1,674 and $2,182 at June 30, 2022 and September 30, 2021, respectively.

The domestic credit facility requires the Company to maintain certain leverage and interest coverage ratios. A portion of the facility (not to exceed $35,000) is available for the issuance of trade and standby letters of credit. Outstanding U.S. dollar denominated borrowings on the revolving credit facility at June 30, 2022 and September 30, 2021 were $436,254 and $349,780, respectively. The weighted-average interest rate on the outstanding borrowings for the domestic credit facility (including the effects of interest rate swaps and Euro denominated borrowings) at June 30, 2022 and 2021 was 1.92% and 1.94%, respectively.

The Company has $300,000 of 5.25% senior unsecured notes due December 1, 2025 (the "2025 Senior Notes"). The 2025 Senior Notes bear interest at a rate of 5.25% per annum with interest payable semi-annually in arrears on June 1 and December 1 of each year. The Company's obligations under the 2025 Senior Notes are guaranteed by certain of the Company's direct and indirect wholly-owned subsidiaries. The Company is subject to certain covenants and other restrictions in connection with the 2025 Senior Notes. The Company incurred direct financing fees and costs in connection with the 2025 Senior Notes. Unamortized costs were $1,800 and $2,204 at June 30, 2022 and September 30, 2021, respectively.

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

The proceeds of the RPA are classified as operating activities in the Company’s Consolidated Statements of Cash Flows. Cash received from collections of sold receivables may be used to fund additional purchases of receivables on a revolving basis, or to reduce all or any portion of the outstanding capital of the Purchasers. Gross receivables sold and cash collections reinvested under the RPA program were $247,221 and $147,220 for the nine months ended June 30, 2022, respectively. The fair value of the sold receivables approximated book value due to their credit quality and short-term nature, and as a result, no gain or loss on sale of receivables was recorded. As of June 30, 2022, the amount sold to the Purchasers was $100,001, which was derecognized from the Consolidated Balance Sheets. As collateral against sold receivables, Matthews RFC maintains a certain level of unsold receivables, which was $39,707 as of June 30, 2022.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 7.   Debt and Financing Arrangements (continued)

Previously, the Company had a $115,000 accounts receivable securitization facility (the "Securitization Facility") with certain financial institutions that matured in March 2022. The Securitization Facility did not qualify for sale treatment. Accordingly, the trade receivables and related debt obligations remained on the Company's Consolidated Balance Sheet. Borrowings under the Securitization Facility were based on LIBOR plus 0.75% and the Company was required to pay an annual commitment fee ranging from 0.25% to 0.35% of the unused portion of the Securitization Facility. Outstanding borrowings under the Securitization Facility at September 30, 2021 totaled $95,990. At June 30, 2021, the interest rate on borrowings under this facility was 0.85%.

The following table presents information related to interest rate contracts entered into by the Company and designated as cash flow hedges:

	June 30, 2022	September 30, 2021
Pay fixed swaps - notional amount	$125,000	$250,000
Net unrealized gain (loss)	$7,407	$(2,062)
Weighted-average maturity period (years)	3.1	2.2
Weighted-average received rate	1.79%	0.08%
Weighted-average pay rate	1.04%	1.34%

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

The fair value of the interest rate swaps reflected an unrealized gain net of unrealized losses of $7,407 ($5,591 after tax) at June 30, 2022 and an unrealized loss net of unrealized gains of $2,062 ($1,558 after tax) at September 30, 2021, that is included in shareholders' equity as part of accumulated other comprehensive income (loss) ("AOCI").  Assuming market rates remain constant with the rates at June 30, 2022, a gain (net of tax) of approximately $1,638 included in AOCI is expected to be recognized in earnings over the next twelve months.

At June 30, 2022 and September 30, 2021, the interest rate swap contracts were reflected on a gross-basis in the Consolidated Balance Sheets as follows:

Derivatives	June 30, 2022	September 30, 2021
Current assets:
Other current assets	$2,169	$31
Long-term assets:
Other assets	5,238	139
Current liabilities:
Other current liabilities	—	(1,922)
Long-term liabilities:
Other liabilities	—	(310)
Total derivatives	$7,407	$(2,062)

The losses recognized on derivatives were as follows:

Derivatives in Cash Flow Hedging Relationships	Location of Loss Recognized in Income on Derivatives	Amount of Loss Recognized in Income on Derivatives		Amount of Loss Recognized in Income on Derivatives
		Three Months Ended June 30,		Nine Months Ended June 30,
		2022	2021	2022	2021
Interest rate swaps	Interest expense	$(470)	$(790)	$(2,006)	$(2,444)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 7.   Debt and Financing Arrangements (continued)

The Company recognized the following gains (losses) in AOCI:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain Recognized in AOCI on Derivatives		Location of Loss Reclassified From AOCI into Income (Effective Portion*)	Amount of Loss Reclassified from AOCI into Income (Effective Portion*)
	June 30, 2022	June 30, 2021		June 30, 2022	June 30, 2021
Interest rate swaps	$5,636	$1,787	Interest expense	$(1,513)	$(1,845)
* There is no ineffective portion or amounts excluded from effectiveness testing.

The Company, through certain of its European subsidiaries, has a credit facility with a European bank, which is guaranteed by Matthews. The maximum amount of borrowing available under this facility is €25.0 million ($26,128), which includes €8.0 million ($8,361) for bank guarantees.  In the first quarter of fiscal 2022, the Company extended this facility to a current maturity of December 2022 and the Company intends to continue to extend this facility. Outstanding borrowings under the credit facility totaled €10.5 million ($10,969) and €0.7 million ($817) at June 30, 2022 and September 30, 2021, respectively. The weighted-average interest rate on outstanding borrowings under this facility was 2.25% at June 30, 2022 and 2021.

Other borrowings totaled $24,394 and $10,150 at June 30, 2022 and September 30, 2021, respectively. Other borrowings at June 30, 2022 included $3,389 of collateralized borrowings in connection with the RPA arrangement discussed above. The weighted-average interest rate on all other borrowings was 1.90% and 2.19% at June 30, 2022 and 2021, respectively.

The Company has a U.S. Dollar/Euro cross currency swap with a notional amount of $94,464 as of June 30, 2022, which has been designated as a net investment hedge of foreign operations. The swap contract matures in September 2028. The Company assesses hedge effectiveness for this contract based on changes in fair value attributable to changes in spot prices. A gain of $8,708 (net of income taxes of $2,826) and a gain of $29 (net of income taxes of $10), which represented effective hedges of net investments, were reported as a component of AOCI within currency translation adjustment at June 30, 2022 and September 30, 2021, respectively. Income of $428 and $1,213, which represented the recognized portion of the fair value excluded from the assessment of hedge effectiveness, was included in current period earnings as a component of interest expense for the three and nine months ended June 30, 2022, respectively. At June 30, 2022 and September 30, 2021, the swap, which is included in other assets in the Consolidated Balance Sheets, totaled $11,534 and $39, respectively.

The Company enters into certain derivative contracts in accordance with its risk management strategy that do not meet the criteria for hedge accounting but which have the economic impact of largely mitigating foreign currency exposure. Changes in the fair value of these economic hedges are recorded in current period earnings as a component of other income (deductions), net. During the third quarter of fiscal 2022, the Company entered into a three-year U.S. Dollar/Euro cross currency swap with a notional amount of $52,765, which did not meet the criteria for hedge accounting. An unrealized gain of $495 related to this swap was included in other assets in the Consolidated Balance Sheet at June 30, 2022.

As of June 30, 2022 and September 30, 2021, the fair value of the Company's long-term debt, including current maturities, which is classified as Level 2 in the fair value hierarchy, approximated the carrying value included in the Consolidated Balance Sheets. The Company was in compliance with all of its debt covenants as of June 30, 2022.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 8.   Share-Based Payments

The Company maintains an equity incentive plan (as amended and restated, the "2017 Equity Incentive Plan") that provides for grants of stock options, restricted shares, restricted share units, stock-based performance units and certain other types of stock-based awards. Under the 2017 Equity Incentive Plan, which has a ten-year term from the date the Company's Board of Directors approved of the 2017 Equity Incentive Plan, the maximum number of shares available for grants or awards is an aggregate of 3,450,000 (subject to adjustment upon certain events such as stock dividends or stock splits), following the amendment and restatement of the 2017 Equity Incentive Plan at the Company's 2022 Annual Shareholder Meeting. At June 30, 2022, 215,618 shares have been issued under the 2017 Equity Incentive Plan. 789,015 time-based restricted share units, 946,212 performance-based restricted share units, and 75,000 stock options have been granted under the 2017 Equity Incentive Plan. 1,503,012 of these share-based awards are outstanding as of June 30, 2022.  The 2017 Equity Incentive Plan is administered by the Compensation Committee of the Board of Directors. The number of shares issued under performance-based restricted share units may be up to 200% of the number of performance-based restricted share units, based on the satisfaction of specific criteria established by the plan administrator.

For the three-month periods ended June 30, 2022 and 2021, stock-based compensation cost totaled $5,197 and $5,713, respectively. For the nine-month periods ended June 30, 2022 and 2021, stock-based compensation cost totaled $14,128 and $12,960, respectively. The associated future income tax benefit recognized for stock-based compensation was $1,282 and $1,467 for the three-month periods ended June 30, 2022 and 2021, respectively, and $2,970 and $2,443 for the nine-month periods ended June 30, 2022 and 2021, respectively.

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

The transactions for restricted shares and restricted share units for the nine months ended June 30, 2022 were as follows:

	Shares /Units	Weighted- average Grant-date Fair Value
Non-vested at September 30, 2021	1,083,365	$34.07
Granted	670,317	37.88
Vested	(167,031)	41.76
Expired or forfeited	(122,448)	47.72
Non-vested at June 30, 2022	1,464,203	$33.80

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

As of June 30, 2022, the total unrecognized compensation cost related to all unvested stock-based awards was $21,698 and is expected to be recognized over a weighted average period of 2.4 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 8.   Share-Based Payments (continued)

The Company maintains the 2019 Director Fee Plan, the Amended and Restated 2014 Director Fee Plan and the 1994 Director Fee Plan (collectively, the "Director Fee Plans").  There will be no further fees or share-based awards granted under the Amended and Restated 2014 Director Fee Plan and the 1994 Director Fee Plan.  Under the 2019 Director Fee Plan, non-employee directors (except for the Chairman of the Board) each receive, as an annual retainer fee for fiscal 2022, either cash or shares of the Company's Class A Common Stock with a value equal to $90.  The annual retainer fee for fiscal 2022 paid to the non-employee Chairman of the Board is $210.  Where the annual retainer fee is provided in shares, each director may elect to be paid these shares on a current basis or have such shares credited to a deferred stock account as phantom stock, with such shares to be paid to the director subsequent to leaving the Board.  The total number of shares of stock that have been authorized to be issued under the 2019 Director Fee Plan or credited to a deferred stock compensation account for subsequent issuance is 150,000 shares of Common Stock (subject to adjustment upon certain events such as stock dividends or stock splits).  The value of deferred shares is recorded in other liabilities.  A total of 45,191 shares and share units had been deferred under the Director Fee Plans as of June 30, 2022.  Additionally, non-employee directors each receive an annual stock-based grant (non-statutory stock options, stock appreciation rights and/or restricted shares or units) with a value of $140 for fiscal 2022.  As of June 30, 2022, 305,911 restricted shares and restricted share units have been granted under the Director Fee Plans and are outstanding as of June 30, 2022, 132,682 of which were issued under the 2019 Director Fee Plan.  58,008 restricted shares and restricted share units are unvested at June 30, 2022.

Note 9.   Earnings Per Share Attributable to Matthews' Shareholders

The information used to compute earnings (loss) per share attributable to Matthews' common shareholders was as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Net income (loss) attributable to Matthews shareholders	$2,893	$3,355	$(18,815)	$6,586
Weighted-average shares outstanding (in thousands):
Basic shares	31,244	31,656	31,531	31,683
Effect of dilutive securities	308	537	—	435
Diluted shares	31,552	32,193	31,531	32,118
Anti-dilutive securities excluded from the dilution calculation were insignificant for the three and nine months ended June 30, 2022. During periods in which the Company incurs a net loss, diluted weighted-average shares outstanding are equal to basic weighted-average shares outstanding because the effect of all equity awards is anti-dilutive.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 10.   Pension and Other Postretirement Benefit Plans

The Company provides defined benefit pension and other postretirement plans to certain employees. Net periodic pension and other postretirement benefit cost for the plans included the following:

	Three months ended June 30,
	Pension		Other Postretirement
	2022	2021	2022	2021

Service cost	$4	$2,020	$42	$50
Interest cost *	48	1,560	102	94
Expected return on plan assets *	—	(2,761)	—	—
Amortization:
Prior service credit	(66)	(46)	(91)	(91)
Net actuarial loss *	88	2,730	—	—
Curtailment gain *	—	(220)	—	—
Prior service cost write-off *	—	526	—	—
Net benefit cost	$74	$3,809	$53	$53

	Nine months ended June 30,
	Pension		Other Postretirement
	2022	2021	2022	2021

Service cost	$389	$6,216	$124	$150
Interest cost *	1,086	4,654	308	282
Expected return on plan assets *	(1,042)	(8,286)	—	—
Amortization:
Prior service credit	(85)	(104)	(273)	(273)
Net actuarial loss *	380	8,774	—	—
Settlement loss *	30,856	—	—	—
Curtailment gain *	—	(220)	—	—
Prior service cost write-off *	—	526	—	—
Net benefit cost	$31,584	$11,560	$159	$159
* Non-service components of pension and postretirement expense are included in other income (deductions), net.

Benefit payments under the Company's principal defined benefit retirement plan ("DB Plan") were made from plan assets, while benefit payments under the supplemental retirement plan and postretirement benefit plan are made from the Company's operating funds. In the first quarter of fiscal 2022, the Company terminated its DB Plan and made plan contributions totaling $35,706 to fully fund the planned settlement of the DB Plan obligations. Also during the first quarter of fiscal 2022, lump sum distributions of $185,958 were made from the DB Plan to plan participants, and non-participating annuity contracts totaling $56,274 were purchased by the DB Plan for plan participants, resulting in the full settlement of the DB Plan obligations. The settlement of the DB Plan obligations resulted in the recognition of a non-cash charge of $30,856, which has been presented as a component of other income (deductions), net for the nine months ended June 30, 2022. This amount represents the immediate recognition of the remaining portion of the deferred AOCI balances related to the DB Plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 10.   Pension and Other Postretirement Benefit Plans (continued)

Contributions made and anticipated for fiscal year 2022 are as follows:

Contributions	Pension	Other Postretirement
Contributions during the nine months ended June 30, 2022:
Principal defined benefit retirement plan	$35,706	$—
Supplemental retirement plan	575	—
Other postretirement plan	—	472

Additional contributions expected in fiscal 2022:
Supplemental retirement plan	$185	$—
Other postretirement plan	—	412

Note 11.   Accumulated Other Comprehensive Income

The changes in AOCI by component, net of tax, for the three-month periods ended June 30, 2022 and 2021 were as follows:

	Post-retirement benefit plans		Currency translation adjustment	Derivatives		Total
Attributable to Matthews:
Balance, March 31, 2022	$(1,824)		$(163,421)	$4,015		$(161,230)
OCI before reclassification	69		(19,293)	1,223		(18,001)
Amounts reclassified from AOCI	(52)	(a)	—	353	(b)	301
Net current-period OCI	17		(19,293)	1,576		(17,700)
Balance, June 30, 2022	$(1,807)		$(182,714)	$5,591		$(178,930)
Attributable to noncontrolling interest:
Balance, March 31, 2022	$—		$249	$—		$249
OCI before reclassification	—		15	—		15
Net current-period OCI	—		15	—		15
Balance, June 30, 2022	$—		$264	$—		$264

	Post-retirement benefit plans		Currency translation adjustment	Derivatives		Total
Attributable to Matthews:
Balance, March 31, 2021	$(78,575)		$(143,724)	$(2,194)		$(224,493)
OCI before reclassification	970		2,904	(654)		3,220
Amounts reclassified from AOCI	2,358	(a)	—	596	(b)	2,954
Net current-period OCI	3,328		2,904	(58)		6,174
Balance, June 30, 2021	$(75,247)		$(140,820)	$(2,252)		$(218,319)
Attributable to noncontrolling interest:
Balance, March 31, 2021	$—		$366	$—		$366
OCI before reclassification	—		—	—		—
Net current-period OCI	—		—	—		—
Balance, June 30, 2021	$—		$366	$—		$366
(a) Amounts were included in net periodic benefit cost for pension and other postretirement benefit plans (see Note 10).
(b) Amounts were included in interest expense in the periods the hedged item affected earnings (see Note 7).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 11.   Accumulated Other Comprehensive Income (continued)

The changes in AOCI by component, net of tax, for the nine-month periods ended June 30, 2022 and 2021 were as follows:

	Post-retirement benefit plans		Currency translation adjustment	Derivatives		Total
Attributable to Matthews:
Balance, September 30, 2021	$(35,930)		$(155,251)	$(1,558)		$(192,739)
OCI before reclassification	10,810		(27,463)	5,636		(11,017)
Amounts reclassified from AOCI	23,313	(a)	—	1,513	(b)	24,826
Net current-period OCI	34,123		(27,463)	7,149		13,809
Balance, June 30, 2022	$(1,807)		$(182,714)	$5,591		$(178,930)
Attributable to noncontrolling interest:
Balance, September 30, 2021	$—		$241	$—		$241
OCI before reclassification	—		23	—		23
Net current-period OCI	—		23	—		23
Balance, June 30, 2022	$—		$264	$—		$264

	Post-retirement benefit plans		Currency translation adjustment	Derivatives		Total
Attributable to Matthews:
Balance, September 30, 2020	$(82,954)		$(151,881)	$(5,884)		$(240,719)
OCI before reclassification	970		11,061	1,787		13,818
Amounts reclassified from AOCI	6,737	(a)	—	1,845	(b)	8,582
Net current-period OCI	7,707		11,061	3,632		22,400
Balance, June 30, 2021	$(75,247)		$(140,820)	$(2,252)		$(218,319)
Attributable to noncontrolling interest:
Balance, September 30, 2020	$—		$368	$—		$368
OCI before reclassification	—		(2)	—		(2)
Net current-period OCI	—		(2)	—		(2)
Balance, June 30, 2021	$—		$366	$—		$366
(a) Amounts were included in net periodic benefit cost for pension and other postretirement benefit plans (see Note 10).
(b) Amounts were included in interest expense in the periods the hedged item affected earnings (see Note 7).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 11.   Accumulated Other Comprehensive Income (continued)

Reclassifications out of AOCI for the three and nine-month periods ended June 30, 2022 and 2021 were as follows:

	Amount reclassified from AOCI
Details about AOCI Components	Three Months Ended June 30, 2022	Nine Months Ended June 30, 2022	Affected line item in the Statement of income

Postretirement benefit plans
Prior service credit (a)	$157	$358
Actuarial losses	(88)	(380)	Other income (deductions), net
Settlement loss	—	(30,856)	Other income (deductions), net
	69	(30,878)	Income before income tax (b)
	(17)	7,565	Income taxes
	$52	$(23,313)	Net income
Derivatives
Interest rate swap contracts	$(470)	$(2,006)	Interest expense
	(470)	(2,006)	Income before income tax (b)
	117	493	Income taxes
	$(353)	$(1,513)	Net income

Details about AOCI Components	Three Months Ended June 30, 2021	Nine Months Ended June 30, 2021	Affected line item in the Statement of income

Postretirement benefit plans
Prior service credit (a)	$137	$377
Actuarial losses	(2,730)	(8,774)	Other income (deductions), net
Prior service cost write-off	(526)	(526)	Other income (deductions), net
	(3,119)	(8,923)	Income before income tax (b)
	761	2,186	Income taxes
	$(2,358)	$(6,737)	Net income
Derivatives
Interest rate swap contracts	$(790)	$(2,444)	Interest expense
	(790)	(2,444)	Income before income tax (b)
	194	599	Income taxes
	$(596)	$(1,845)	Net income

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 12.   Income Taxes

Income tax provisions for the Company's interim periods are based on the effective income tax rate expected to be applicable for the full year. The Company's consolidated income taxes for the first nine months of fiscal 2022 were a benefit of $2,311, compared to an expense of $2,627 for the first nine months of fiscal 2021. The difference between the Company’s consolidated income taxes for the first nine months of fiscal 2022 compared to the same period for fiscal 2021 primarily resulted from a consolidated pre-tax loss in fiscal 2022 (related to the DB Plan settlement) compared to pre-tax income in fiscal 2021. Additionally, fiscal 2022 included discrete tax expenses related to non-tax deductible asset write-downs in Russia, due to the full valuation allowance for the Russian entity. Fiscal 2022 discrete tax expenses were partially offset by discrete tax benefits related to the resolution of uncertain tax liabilities. Fiscal 2021 included discrete tax expenses related to foreign operating losses, discrete tax benefits related to the resolution of uncertain tax liabilities, a net operating loss (“NOL”) carryback to tax years where the U.S. federal statutory rate was 35%, and additional foreign tax credits. The Company’s fiscal 2022 nine month effective tax rate varied from the U.S. statutory tax rate of 21.0% primarily due to the non-deductible asset write-downs in Russia, state taxes, foreign statutory rate differentials, and tax credits. The Company’s fiscal 2021 nine month effective tax rate varied from the U.S. statutory tax rate of 21.0% primarily due to discrete tax expenses related to foreign operating losses, discrete tax benefits related to the resolution of uncertain tax liabilities, a NOL carryback to tax years where the U.S. federal statutory rate was 35%, and additional foreign tax credits.

The Company had unrecognized tax benefits (excluding penalties and interest) of $3,046 and $2,807 on June 30, 2022 and September 30, 2021, respectively, which would impact the annual effective rate at June 30, 2022 and September 30, 2021, respectively. It is reasonably possible that the amount of unrecognized tax benefits could decrease by approximately $191 in the next 12 months primarily due to the completion of audits and the expiration of the statute of limitations.

The Company classifies interest and penalties on tax uncertainties as a component of the provision for income taxes. Total penalties and interest accrued were $701 and $691 at June 30, 2022 and September 30, 2021, respectively.  These accruals may potentially be applicable in the event of an unfavorable outcome of uncertain tax positions.

The Company is currently under examination in several tax jurisdictions and remains subject to examination until the statute of limitations expires for those tax jurisdictions.  As of June 30, 2022, the tax years that remain subject to examination by major jurisdictions generally are:

United States – Federal	2018 and forward
United States – State	2017 and forward
Canada	2019 and forward
Germany	2019 and forward
United Kingdom	2020 and forward
Singapore	2018 and forward
Australia	2018 and forward

Note 13.   Segment Information

The Company manages its businesses under three segments: Memorialization, Industrial Technologies and SGK Brand Solutions. Effective in the first quarter of fiscal 2022, the Company transferred its surfaces and engineered products businesses from the SGK Brand Solutions segment to the Industrial Technologies segment. This business segment change is consistent with internal management structure and reporting changes effective for fiscal 2022. Prior periods were revised to reflect retrospective application of this segment realignment. The Memorialization segment consists primarily of bronze and granite memorials and other memorialization products, caskets, and cremation and incineration equipment primarily for the cemetery and funeral home industries. The Industrial Technologies segment includes the design, manufacturing, service and distribution of high-tech custom energy storage, marking, coding and industrial automation technologies and solutions, and order fulfillment systems for identifying, tracking, picking and conveying consumer and industrial products. The SGK Brand Solutions segment consists of brand management, pre-media services, printing plates and cylinders, imaging services, digital asset management, merchandising display systems, and marketing and design services primarily for the consumer goods and retail industries.

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

The following table sets forth information about the Company's segments, including a reconciliation of adjusted EBITDA to net income.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Sales:
Memorialization	$203,158	$184,337	$633,868	$573,068
Industrial Technologies	78,443	81,832	230,928	200,538
SGK Brand Solutions	140,118	162,211	440,480	458,585
Consolidated Sales	$421,719	$428,380	$1,305,276	$1,232,191

Adjusted EBITDA:
Memorialization	$32,090	$36,402	$118,404	$132,080
Industrial Technologies	11,809	12,173	33,377	23,446
SGK Brand Solutions	14,546	27,025	43,422	67,222
Corporate and Non-Operating	(12,421)	(15,585)	(40,656)	(47,030)
Total Adjusted EBITDA	$46,024	$60,015	$154,547	$175,718

Strategic initiatives and other charges (1)**	(7,290)	(7,213)	(17,863)	(23,498)
Non-recurring / incremental coronavirus disease 2019 ("COVID-19") costs (2)***	(301)	(1,993)	(2,204)	(4,689)
Defined benefit plan termination related items (3)	63	—	(284)	—
Asset write-downs, net (4)	469	—	(10,017)	—
Stock-based compensation	(5,197)	(5,713)	(14,128)	(12,960)
Non-service pension and postretirement expense (5)	(238)	(1,929)	(31,588)	(5,730)
Depreciation and amortization *	(22,938)	(35,389)	(80,163)	(97,919)
Interest expense	(6,659)	(6,748)	(19,426)	(21,709)
Net (loss) income attributable to noncontrolling interests	(18)	11	(56)	(60)
Income (loss) before income taxes	3,915	1,041	(21,182)	9,153
Income tax (provision) benefit	(1,040)	2,325	2,311	(2,627)
Net income (loss)	$2,875	$3,366	$(18,871)	$6,526

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 13.   Segment Information (continued)

(1) Includes certain non-recurring items associated with recent acquisition activities, costs associated with global ERP system integration efforts, certain non-recurring costs associated with productivity and cost-reduction initiatives intended to result in improved operating performance, profitability and working capital levels, and exchange losses associated with highly inflationary accounting (see Note 2, "Basis of Presentation").

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
(4) Represents asset write-downs, net of recoveries within the SGK Brand Solutions segment (see Note 15, "Asset Write-Downs").
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

* Depreciation and amortization was $5,835 and $5,838 for the Memorialization segment, $2,459 and $2,829 for the Industrial Technologies segment, $13,334 and $25,383 for the SGK Brand Solutions segment, and $1,310 and $1,339 for Corporate and Non-Operating, for the three months ended June 30, 2022 and 2021, respectively. Depreciation and amortization was $17,448 and $17,016 for the Memorialization segment, $7,643 and $8,449 for the Industrial Technologies segment, $51,119 and $68,492 for the SGK Brand Solutions segment, and $3,953 and $3,962 for Corporate and Non-Operating, for the nine months ended June 30, 2022 and 2021, respectively.
** Acquisition costs, ERP integration costs, and strategic initiatives and other charges were $902 and $484 for the Memorialization segment, $1,183 and $881 for the Industrial Technologies segment, $1,970 and $2,909 for the SGK Brand Solutions segment, and $3,235 and $2,939 for Corporate and Non-Operating, for the three months ended June 30, 2022 and 2021, respectively. Acquisition costs, ERP integration costs, and strategic initiatives and other charges were $2,090 and $1,279 for the Memorialization segment, $1,376 and $3,666 for the Industrial Technologies segment, $7,673 and $10,470 for the SGK Brand Solutions segment, and $6,724 and $8,083 for Corporate and Non-Operating, for the nine months ended June 30, 2022 and 2021, respectively.
*** Non-recurring/incremental COVID-19 costs were $225 and $1,333 for the Memorialization segment, $1 and $6 for the Industrial Technologies segment, $74 and $638 for the SGK Brand Solutions segment, and $1 and $16 for Corporate and Non-Operating, for the three months ended June 30, 2022 and 2021, respectively. Non-recurring/incremental COVID-19 costs were $1,268 and $3,223 for the Memorialization segment, $6 and $36 for the Industrial Technologies segment, $464 and $1,344 for the SGK Brand Solutions segment, and $466 and $86 for Corporate and Non-Operating, for the nine months ended June 30, 2022 and 2021, respectively.

Note 14.   Goodwill and Other Intangible Assets

A summary of the carrying amount of goodwill attributable to each segment as well as the changes in such amounts are as follows:

	Memorialization	Industrial Technologies	SGK Brand Solutions	Consolidated

Net goodwill at September 30, 2021	$366,360	$92,577	$314,850	$773,787
Translation and other adjustments	(2,818)	(1,050)	(15,270)	(19,138)
Net goodwill at June 30, 2022	$363,542	$91,527	$299,580	$754,649
The net goodwill balances at June 30, 2022 and September 30, 2021 included $178,732 of accumulated impairment losses. Accumulated impairment losses at June 30, 2022 and September 30, 2021 were $5,000, $23,946 and $149,786 for the Memorialization, Industrial Technologies and SGK Brand Solutions segments, respectively.
The Company performed its annual impairment review of goodwill and indefinite-lived intangible assets in the second quarter of fiscal 2022 (January 1, 2022) and determined that the estimated fair values for all goodwill reporting units exceeded their carrying values, therefore no impairment charges were necessary. The estimated fair value of the Company's SGK Brand Solutions reporting unit (formerly the Graphics Imaging reporting unit) exceeded the carrying value (expressed as a percentage of carrying value) by approximately 10%. The SGK Brand Solutions reporting unit has experienced recent declines, primarily resulting from weakened economic conditions (particularly in Europe) and unfavorable changes in foreign exchange rates. Additionally, recent increases in the cost of certain materials, labor, and other inflationary pressures have had an unfavorable impact on the reporting unit's results of operations. If current projections are not achieved or specific valuation factors outside the Company’s control (such as discount rates and continued economic and industry challenges) significantly change, goodwill write-downs may be necessary in future periods.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 14.   Goodwill and Other Intangible Assets (continued)
The following tables summarize the carrying amounts and related accumulated amortization for intangible assets as of June 30, 2022 and September 30, 2021, respectively.

	Carrying Amount	Accumulated Amortization	Net
June 30, 2022:
Indefinite-lived trade names	$30,540	$—	$30,540
Definite-lived trade names	148,414	(116,589)	31,825
Customer relationships	383,801	(239,677)	144,124
Copyrights/patents/other	21,257	(14,375)	6,882
	$584,012	$(370,641)	$213,371
September 30, 2021:
Indefinite-lived trade names	$30,540	$—	$30,540
Definite-lived trade names	148,867	(104,211)	44,656
Customer relationships	388,699	(210,361)	178,338
Copyrights/patents/other	23,584	(15,576)	8,008
	$591,690	$(330,148)	$261,542
The net change in intangible assets during the nine months ended June 30, 2022 included the impact of foreign currency fluctuations during the period and additional amortization.

Amortization expense on intangible assets was $11,804 and $23,039 for the three-month periods ended June 30, 2022 and 2021, respectively. For the nine month period ended June 30, 2022 and 2021, amortization expense was $45,303 and $61,190, respectively. Amortization expense is estimated to be $11,993 for the remainder of fiscal 2022, $41,064 in 2023, $35,505 in 2024, $18,880 in 2025 and $14,686 in 2026.

Note 15.   Asset Write-Downs

The Company has certain operations in Russia within its SGK Brand Solutions segment. In light of the current war between Russia and Ukraine, and the resulting regional instability and evolving political and economic conditions within the region, the Company evaluated certain of its assets for recoverability and impairment. As a result of this assessment, and due to the uncertainty in projecting future cash flows for the Company's operations in Russia, the Company recorded asset write-downs totaling $10,017 (net of recoveries) during fiscal 2022 to reduce the carrying value of these assets to zero. Asset write-downs (primarily related to property, plant and equipment) totaling $9,686 and $331 were reported within cost of sales and administrative expense, respectively, for the nine months ended June 30, 2022.

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

RESULTS OF OPERATIONS:

The Company manages its businesses under three segments: Memorialization, Industrial Technologies and SGK Brand Solutions. Effective in the first quarter of fiscal 2022, the Company transferred its surfaces and engineered products businesses from the SGK Brand Solutions segment to the Industrial Technologies segment. This business segment change is consistent with internal management structure and reporting changes effective for fiscal 2022. Prior periods were revised to reflect retrospective application of this segment realignment. The Memorialization segment consists primarily of bronze and granite memorials and other memorialization products, caskets, and cremation and incineration equipment primarily for the cemetery and funeral home industries. The Industrial Technologies segment includes the design, manufacturing, service and distribution of high-tech custom energy storage, marking, coding and industrial automation technologies and solutions, and order fulfillment systems for identifying, tracking, picking and conveying consumer and industrial products. The SGK Brand Solutions segment consists of brand management, pre-media services, printing plates and cylinders, imaging services, digital asset management, merchandising display systems, and marketing and design services primarily for the consumer goods and retail industries.

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

The following table sets forth the sales and adjusted EBITDA for the Company's three reporting segments for the three and nine-month periods ended June 30, 2022 and 2021. Refer to Note 13, "Segment Information" in Item 1 - "Financial Statements" for the Company's financial information by segment.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Sales:	(Dollar amounts in thousands)
Memorialization	$203,158	$184,337	$633,868	$573,068
Industrial Technologies	78,443	81,832	230,928	200,538
SGK Brand Solutions	140,118	162,211	440,480	458,585
Consolidated Sales	$421,719	$428,380	$1,305,276	$1,232,191

Adjusted EBITDA:
Memorialization	$32,090	$36,402	$118,404	$132,080
Industrial Technologies	11,809	12,173	33,377	23,446
SGK Brand Solutions	14,546	27,025	43,422	67,222
Corporate and Non-Operating	(12,421)	(15,585)	(40,656)	(47,030)
Total Adjusted EBITDA (1)	$46,024	$60,015	$154,547	$175,718
(1) Total Adjusted EBITDA is a non-GAAP financial measure. See the "Non-GAAP Financial Measures" section below.

Sales for the nine months ended June 30, 2022 were $1.31 billion, compared to $1.23 billion for the nine months ended June 30, 2021, representing an increase of $73.1 million.  The increase in fiscal 2022 sales reflected higher sales in the Memorialization and Industrial Technologies segments, partially offset by lower sales in the SGK Brand Solutions segment. On a consolidated basis, changes in foreign currency exchange rates were estimated to have an unfavorable impact of $32.8 million on fiscal 2022 sales compared to the prior year.

Memorialization segment sales for the first nine months of fiscal 2022 were $633.9 million, compared to $573.1 million for the first nine months of fiscal 2021. The increase in sales predominantly resulted from improved price realization, increased unit sales of caskets and bronze and granite memorial products, and higher sales of mausoleums and cremation and incineration equipment. The increase in sales also reflected benefits from the fiscal 2021 acquisition of a small cemetery products business. Changes in foreign currency exchange rates had an unfavorable impact of $2.8 million on the segment's sales compared to the prior year. Industrial Technologies segment sales were $230.9 million for the first nine months of fiscal 2022, compared to $200.5 million for the first nine months of fiscal 2021. The sales increase primarily reflected higher sales of purpose-built engineered products (primarily energy storage solutions for the electric vehicle market), increased sales of warehouse automation solutions, and higher product identification sales. These increases were partially offset by reduced sales of surfaces products. Changes in foreign currency exchange rates had an unfavorable impact of $9.7 million on the segment's sales compared to the prior year. In the SGK Brand Solutions segment, sales for the first nine months of fiscal 2022 were $440.5 million, compared to $458.6 million for the first nine months of fiscal 2021.  The decrease primarily resulted from unfavorable

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

changes in foreign currency exchange rates, which had an unfavorable impact of $20.3 million on the segment's sales compared to the prior year. The change in sales also reflected higher retail-based sales (principally merchandising solutions), higher brand sales in the Asia-Pacific market, and increased sales volume for cylinder (primarily packaging) products, partially offset by lower brand sales in the U.S. and Europe. The sales decline in Europe primarily resulted from weakened economic conditions.

Gross profit for the nine months ended June 30, 2022 was $377.0 million, compared to $403.8 million for the same period a year ago.  Consolidated gross profit as a percent of sales was 28.9% and 32.8% for the first nine months of fiscal 2022 and fiscal 2021, respectively.  The decrease in gross profit primarily reflected the impact of higher material (steel, lumber and bronze ingot), labor and transportation costs, particularly in the Memorialization segment, production inefficiencies related to onsite/remote-work transitions and unfavorable changes in sales mix within the SGK Brand Solutions segment, and lower margins on U.K. based cremation and incineration projects. Fiscal 2022 gross profit also included $9.7 million of asset write-downs related to the current war between Russia and Ukraine (see below for further details). These decreases in gross profit were partially offset by the impact of higher sales, benefits from the realization of productivity improvements and other cost-reduction initiatives, and improved margins for surfaces and engineered products within the Industrial Technologies segment. Gross profit also included acquisition integration costs and other charges primarily in connection with cost-reduction initiatives totaling $8.3 million and $15.5 million for the nine months ended June 30, 2022 and 2021, respectively.

Selling and administrative expenses for the nine months ended June 30, 2022 were $302.6 million, compared to $308.0 million for the first nine months of fiscal 2021.  Consolidated selling and administrative expenses, as a percent of sales, were 23.2% for the nine months ended June 30, 2022, compared to 25.0% for the same period last year.  Fiscal 2022 selling and administrative expenses reflected lower performance-based compensation compared to fiscal 2021 and benefits from ongoing cost-reduction initiatives, which were partially offset by the impacts of higher salaries and wage rates and higher travel and entertainment ("T&E") costs. Fiscal 2022 selling and administrative expenses included $331,000 of asset write-downs (net of recoveries) related to the current war between Russia and Ukraine (see below). Selling and administrative expenses also included acquisition integration and related systems-integration costs, and other charges primarily in connection with cost-reduction initiatives totaling $11.0 million in fiscal 2022, compared to $13.0 million in fiscal 2021. Intangible amortization for the nine months ended June 30, 2022 was $45.3 million, compared to $61.2 million for the nine months ended June 30, 2021. Fiscal 2022 intangible amortization included $4.0 million of incremental amortization resulting from the fiscal 2021 reduction in useful lives for certain customer relationships. Intangible amortization also included accelerated amortization related to certain trade names that have been discontinued. Amortization for these trade names totaled $9.5 million and $26.0 million for the nine months ended June 30, 2022 and June 30, 2021, respectively.

Adjusted EBITDA was $154.5 million for the nine months ended June 30, 2022 and $175.7 million for the nine months ended June 30, 2021. Memorialization segment adjusted EBITDA was $118.4 million for the first nine months of fiscal 2022 compared to $132.1 million for the first nine months of fiscal 2021. Fiscal 2022 segment adjusted EBITDA reflected the benefits of higher sales and productivity initiatives, which were offset by the impact of higher material, labor, transportation and T&E costs. Adjusted EBITDA for the Industrial Technologies segment was $33.4 million for the nine months ended June 30, 2022 compared to $23.4 million for the nine months ended June 30, 2021. Industrial Technologies segment adjusted EBITDA primarily reflected the impact of higher sales, improved margins for surfaces and engineered products and benefits from cost-reduction initiatives, which were partially offset by the impact of higher T&E costs and increased performance-based compensation compared to fiscal 2021. Changes in foreign currency exchange rates had an unfavorable impact of $2.0 million on the segment's adjusted EBITDA compared to the prior year. Adjusted EBITDA for the SGK Brand Solutions segment was $43.4 million for the first nine months of fiscal 2022 compared to $67.2 million for the same period a year ago. The decrease in segment adjusted EBITDA primarily reflected the impact of lower sales, production inefficiencies related to onsite/remote-work transitions, unfavorable changes in sales mix, and higher material, labor and T&E costs. These decreases were partially offset by the impact of lower performance-based compensation compared to fiscal 2021 and benefits from cost-reduction initiatives. Changes in foreign currency exchange rates had an unfavorable impact of $3.5 million on the segment's adjusted EBITDA compared to the prior year.

Investment income was $735,000 for the nine months ended June 30, 2022 and $3.0 million for the nine months ended June 30, 2021. Investment income for both periods primarily reflected changes in the value of investments (primarily marketable securities) held in trust for certain of the Company's benefit plans.  Interest expense for the first nine months of fiscal 2022 was $19.4 million, compared to $21.7 million for the same period last year.  The decrease in interest expense reflected a decrease in average borrowing levels and lower average interest rates in the current fiscal year.  Other income (deductions), net, for the nine months ended June 30, 2022 represented a decrease in pre-tax income of $31.6 million, compared to a decrease in pre-tax income of $6.8 million for the same period last year.  Other income (deductions), net includes the non-service components of pension and postretirement expense, which totaled $31.6 million and $5.7 million for the nine months ended June 30, 2022 and

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

2021, respectively. Fiscal 2022 non-service pension expense included a $30.9 million non-cash charge resulting from the full settlement of the Company's principal defined benefit retirement plan ("DB Plan") obligations. Refer to Note 10, "Pension and Other Postretirement Benefit Plans" in Item 1 - "Financial Statements" for further details. Other income (deductions), net also includes banking-related fees and the impact of currency gains and losses on certain intercompany debt and foreign denominated cash balances.  Fiscal 2022 other income (deductions), net included $1.2 million of currency losses associated with highly inflationary accounting for the Company's subsidiaries in Turkey (see Note 2, "Basis of Presentation" in Item 1 - "Financial Statements").

Income tax provisions for the Company's interim periods are based on the effective income tax rate expected to be applicable for the full year. The Company's consolidated income taxes for the first nine months of fiscal 2022 were a benefit of $2.3 million, compared to an expense of $2.6 million for the first nine months of fiscal 2021. The difference between the Company’s consolidated income taxes for the first nine months of fiscal 2022 compared to the same period for fiscal 2021 primarily resulted from a consolidated pre-tax loss in fiscal 2022 (related to the DB Plan settlement) compared to pre-tax income in fiscal 2021. Additionally, fiscal 2022 included discrete tax expenses related to non-tax deductible asset write-downs in Russia, due to the full valuation allowance for the Russian entity. Fiscal 2022 discrete tax expenses were partially offset by discrete tax benefits related to the resolution of uncertain tax liabilities. Fiscal 2021 included discrete tax expenses related to foreign operating losses, discrete tax benefits related to the resolution of uncertain tax liabilities, a net operating loss (“NOL”) carryback to tax years where the U.S. federal statutory rate was 35%, and additional foreign tax credits. The Company’s fiscal 2022 nine month effective tax rate varied from the U.S. statutory tax rate of 21.0% primarily due to the non-deductible asset write-downs in Russia, state taxes, foreign statutory rate differentials, and tax credits. The Company’s fiscal 2021 nine month effective tax rate varied from the U.S. statutory tax rate of 21.0% primarily due to discrete tax expenses related to foreign operating losses, discrete tax benefits related to the resolution of uncertain tax liabilities, a NOL carryback to tax years where the U.S. federal statutory rate was 35%, and additional foreign tax credits.

Net losses attributable to noncontrolling interests were $56,000 for the nine months ended June 30, 2022 and $60,000 for the nine months ended June 30, 2021.  The net losses attributable to noncontrolling interests primarily reflected losses in less than wholly-owned businesses.

Asset Write-Downs:

The Company has certain operations in Russia within its SGK Brand Solutions segment. In light of the current war between Russia and Ukraine, and the resulting regional instability and evolving political and economic conditions within the region, the Company evaluated certain of its assets for recoverability and impairment. As a result of this assessment, and due to the uncertainty in projecting future cash flows for the Company's operations in Russia, the Company recorded asset write-downs totaling $10.0 million (net of recoveries) during fiscal 2022 to reduce the carrying value of these assets to zero. Asset write-downs (primarily related to property, plant and equipment) totaling $9.7 million and $331,000 were reported within cost of sales and administrative expense, respectively, for the nine months ended June 30, 2022.

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

The reconciliation of net income to adjusted EBITDA is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
	(Dollar amounts in thousands)
Net income (loss)	$2,875	$3,366	$(18,871)	$6,526
Income tax provision (benefit)	1,040	(2,325)	(2,311)	2,627
Income (loss) before income taxes	3,915	1,041	(21,182)	9,153
Net loss (income) attributable to noncontrolling interests	18	(11)	56	60
Interest expense	6,659	6,748	19,426	21,709
Depreciation and amortization *	22,938	35,389	80,163	97,919
Strategic initiatives and other charges (1)**	7,290	7,213	17,863	23,498
Non-recurring / incremental coronavirus disease 2019 ("COVID-19") costs (2)***	301	1,993	2,204	4,689
Defined benefit plan termination related items (3)	(63)	—	284	—
Asset write-downs, net (4)	(469)	—	10,017	—
Stock-based compensation	5,197	5,713	14,128	12,960
Non-service pension and postretirement expense (5)	238	1,929	31,588	5,730
Total Adjusted EBITDA	$46,024	$60,015	$154,547	$175,718

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

(1) Includes certain non-recurring items associated with recent acquisition activities, costs associated with global ERP system integration efforts, certain non-recurring costs associated with productivity and cost-reduction initiatives intended to result in improved operating performance, profitability and working capital levels, and exchange losses associated with highly inflationary accounting (see Note 2, "Basis of Presentation" in Item 1 - "Financial Statements").

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
(4) Represents asset write-downs, net of recoveries within the SGK Brand Solutions segment (see Note 15, "Asset Write-Downs" in Item 1 - "Financial Statements").
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

* Depreciation and amortization was $5.8 million and $5.8 million for the Memorialization segment, $2.5 million and $2.8 million for the Industrial Technologies segment, $13.3 million and $25.4 million for the SGK Brand Solutions segment, and $1.3 million and $1.3 million for Corporate and Non-Operating, for the three months ended June 30, 2022 and 2021, respectively. Depreciation and amortization was $17.4 million and $17.0 million for the Memorialization segment, $7.6 million and $8.4 million for the Industrial Technologies segment, $51.1 million and $68.5 million for the SGK Brand Solutions segment, and $4.0 million and $4.0 million for Corporate and Non-Operating, for the nine months ended June 30, 2022 and 2021, respectively.
** Acquisition costs, ERP integration costs, and strategic initiatives and other charges were $902,000 and $484,000 for the Memorialization segment, $1.2 million and $881,000 for the Industrial Technologies segment, $2.0 million and $2.9 million for the SGK Brand Solutions segment, and $3.2 million and $2.9 million for Corporate and Non-Operating, for the three months ended June 30, 2022 and 2021, respectively. Acquisition costs, ERP integration costs, and strategic initiatives and other charges were $2.1 million and $1.3 million for the Memorialization segment, $1.4 million and $3.7 million for the Industrial Technologies segment, $7.7 million and $10.5 million for the SGK Brand Solutions segment, and $6.7 million and $8.1 million for Corporate and Non-Operating, for the nine months ended June 30, 2022 and 2021, respectively.
*** Non-recurring/incremental COVID-19 costs were $225,000 and $1.3 million for the Memorialization segment, $1,000 and $6,000 for the Industrial Technologies segment, $74,000 and $638,000 for the SGK Brand Solutions segment, and $1,000 and $16,000 for Corporate and Non-Operating, for the three months ended June 30, 2022 and 2021, respectively. Non-recurring/incremental COVID-19 costs were $1.3 million and $3.2 million for the Memorialization segment, $6,000 and $36,000 for the Industrial Technologies segment, $464,000 and $1.3 million for the SGK Brand Solutions segment, and $466,000 and $86,000 for Corporate and Non-Operating, for the nine months ended June 30, 2022 and 2021, respectively.

LIQUIDITY AND CAPITAL RESOURCES:

Net cash provided by operating activities was $84.4 million for the first nine months of fiscal 2022, compared to $106.9 million for the first nine months of fiscal 2021.  Operating cash flow for both periods principally included net (loss) income adjusted for deferred taxes, depreciation and amortization, stock-based compensation expense, net losses (gains) related to investments, non-cash pension expense, asset write-downs, other non-cash adjustments, and changes in working capital items. Fiscal 2022 operating cash flow also reflected $35.7 million of DB Plan contributions to fully fund the settlement of the DB Plan obligations. Net changes in working capital items decreased operating cash flow by $8.4 million and $7.5 million in fiscal 2022 and fiscal 2021, respectively. The fiscal 2022 change in working capital principally reflected proceeds from the sale of receivables under a receivables purchase agreement (see below for further discussion), offset by increased fiscal year-end compensation-related payments, higher inventory levels reflecting increased commodity costs, and changes in other accounts.

Cash used in investing activities was $38.9 million for the nine months ended June 30, 2022, compared to $22.9 million for the nine months ended June 30, 2021.  Investing activities for the first nine months of fiscal 2022 primarily reflected capital expenditures of $40.6 million, proceeds from the sale of investments of $3.1 million, and purchases of investments of $2.2 million.  Investing activities for the first nine months of fiscal 2021 reflected capital expenditures of $24.5 million, acquisitions payments (net of cash acquired and holdback amounts) totaling $15.6 million, proceeds from the sale of investments of $15.0 million, and proceeds from the sale of assets of $2.2 million.

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

Cash used in financing activities for the nine months ended June 30, 2022 was $43.8 million, primarily reflecting proceeds, net of repayments, on long-term debt of $13.8 million, treasury stock purchases of $34.0 million, dividends of $20.8 million to the Company's shareholders, and $613,000 of holdback and deferred payments related to acquisitions from prior years. Cash used

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

in financing activities for the nine months ended June 30, 2021 was $79.8 million, primarily reflecting repayments, net of proceeds, on long-term debt of $49.0 million, treasury stock purchases of $6.1 million, dividends of $20.9 million to the Company's shareholders, and $1.6 million of holdback and deferred payments related to acquisitions from prior years.

The Company has a domestic credit facility with a syndicate of financial institutions that includes a $750.0 million senior secured revolving credit facility, which matures in March 2025. A portion of the revolving credit facility (not to exceed $350.0 million) can be drawn in foreign currencies. Borrowings under the revolving credit facility bear interest at LIBOR plus a factor ranging from 0.75% to 2.00% (1.00% at June 30, 2022) based on the Company's secured leverage ratio.  The secured leverage ratio is defined as net secured indebtedness divided by EBITDA (earnings before interest, income taxes, depreciation and amortization) as defined within the domestic credit facility agreement. The Company is required to pay an annual commitment fee ranging from 0.15% to 0.30% (based on the Company's leverage ratio) of the unused portion of the revolving credit facility. The Company incurred debt issuance costs in connection with the domestic credit facility. Unamortized costs were $1.7 million and $2.2 million at June 30, 2022 and September 30, 2021, respectively.

The domestic credit facility requires the Company to maintain certain leverage and interest coverage ratios. A portion of the facility (not to exceed $35.0 million) is available for the issuance of trade and standby letters of credit. Outstanding U.S. dollar denominated borrowings on the revolving credit facility at June 30, 2022 and September 30, 2021 were $436.3 million and $349.8 million, respectively. The weighted-average interest rate on outstanding borrowings for the domestic credit facility (including the effects of interest rate swaps and Euro denominated borrowings) at June 30, 2022 and 2021 was 1.92% and 1.94%, respectively.

The Company has $300.0 million of 5.25% senior unsecured notes due December 1, 2025 (the "2025 Senior Notes"). The 2025 Senior Notes bear interest at a rate of 5.25% per annum with interest payable semi-annually in arrears on June 1 and December 1 of each year. The Company's obligations under the 2025 Senior Notes are guaranteed by certain of the Company's direct and indirect wholly-owned subsidiaries. The Company is subject to certain covenants and other restrictions in connection with the 2025 Senior Notes. The Company incurred direct financing fees and costs in connection with the 2025 Senior Notes. Unamortized costs were $1.8 million and $2.2 million at June 30, 2022 and September 30, 2021, respectively.

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

The proceeds of the RPA are classified as operating activities in the Company’s Consolidated Statements of Cash Flows. Cash received from collections of sold receivables may be used to fund additional purchases of receivables on a revolving basis, or to reduce all or any portion of the outstanding capital of the Purchasers. Gross receivables sold and cash collections reinvested under the RPA program were $247.2 million and $147.2 million for the nine months ended June 30, 2022, respectively. The fair value of the sold receivables approximated book value due to their credit quality and short-term nature, and as a result, no gain or loss on sale of receivables was recorded. As of June 30, 2022, the amount sold to the Purchasers was $100.0 million, which was derecognized from the Consolidated Balance Sheets. As collateral against sold receivables, Matthews RFC maintains a certain level of unsold receivables, which was $39.7 million as of June 30, 2022.

Previously, the Company had a $115.0 million accounts receivable securitization facility (the "Securitization Facility") with certain financial institutions that matured in March 2022. The Securitization Facility did not qualify for sale treatment. Accordingly, the trade receivables and related debt obligations remained on the Company's Consolidated Balance Sheet. Borrowings under the Securitization Facility were based on LIBOR plus 0.75% and the Company was required to pay an annual commitment fee ranging from 0.25% to 0.35% of the unused portion of the Securitization Facility. Outstanding borrowings under the Securitization Facility at September 30, 2021 totaled $96.0 million. At June 30, 2021, the interest rate on borrowings under this facility was 0.85%.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

The following table presents information related to interest rate contracts entered into by the Company and designated as cash flow hedges (dollar amounts in thousands):

	June 30, 2022	September 30, 2021
Pay fixed swaps - notional amount	$125,000	$250,000
Net unrealized gain (loss)	$7,407	$(2,062)
Weighted-average maturity period (years)	3.1	2.2
Weighted-average received rate	1.79%	0.08%
Weighted-average pay rate	1.04%	1.34%

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

The fair value of the interest rate swaps reflected an unrealized gain net of unrealized losses of $7.4 million ($5.6 million after tax) at June 30, 2022 and an unrealized loss net of unrealized gains of $2.1 million ($1.6 million after tax) at September 30, 2021, that is included in shareholders' equity as part of accumulated other comprehensive income (loss) ("AOCI").  Assuming market rates remain constant with the rates at June 30, 2022, a gain (net of tax) of approximately $1.6 million included in AOCI is expected to be recognized in earnings over the next twelve months.

The Company, through certain of its European subsidiaries, has a credit facility with a European bank, which is guaranteed by Matthews. The maximum amount of borrowing available under this facility is €25.0 million ($26.1 million), which includes €8.0 million ($8.4 million) for bank guarantees.  In the first quarter of fiscal 2022, the Company extended this facility to a current maturity of December 2022 and the Company intends to continue to extend this facility. Outstanding borrowings under the credit facility totaled €10.5 million ($11.0 million) and €704,000 ($817,000) at June 30, 2022 and September 30, 2021, respectively. The weighted-average interest rate on outstanding borrowings under this facility was 2.25% at June 30, 2022 and June 30, 2021.

Other borrowings totaled $24.4 million and $10.2 million at June 30, 2022 and September 30, 2021, respectively. Other borrowings at June 30, 2022 included $3.4 million of collateralized borrowings in connection with the RPA arrangement discussed above. The weighted-average interest rate on these borrowings was 1.90% and 2.19% at June 30, 2022 and 2021, respectively.

The Company has a U.S. Dollar/Euro cross currency swap with a notional amount of $94.5 million as of June 30, 2022, which has been designated as a net investment hedge of foreign operations. The swap contract matures in September 2028. The Company assesses hedge effectiveness for this contract based on changes in fair value attributable to changes in spot prices. A gain of $8.7 million (net of income taxes of $2.8 million) and a gain of $29,000 (net of income taxes of $10,000), which represented effective hedges of net investments, were reported as a component of AOCI within currency translation adjustment at June 30, 2022 and September 30, 2021, respectively. Income of $428,000 and $1.2 million, which represented the recognized portion of the fair value excluded from the assessment of hedge effectiveness, was included in current period earnings as a component of interest expense for the three and nine months ended June 30, 2022, respectively. At June 30, 2022 and September 30, 2021, the swap, which is included in other assets in the Consolidated Balance Sheets, totaled $11.5 million and $39,000, respectively.

The Company enters into certain derivative contracts in accordance with its risk management strategy that do not meet the criteria for hedge accounting but which have the economic impact of largely mitigating foreign currency exposure. Changes in the fair value of these economic hedges are recorded in current period earnings as a component of other income (deductions), net. During the third quarter of fiscal 2022, the Company entered into a three-year U.S. Dollar/Euro cross currency swap with a notional amount of $52.8 million, which did not meet the criteria for hedge accounting. An unrealized gain of $495,000 related to this swap was included in other assets in the Consolidated Balance Sheet at June 30, 2022.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

The Company has a stock repurchase program. The buy-back program is designed to increase shareholder value, enlarge the Company's holdings of its common stock, and add to earnings per share. Repurchased shares may be retained in treasury, utilized for acquisitions, or reissued to employees or other purchasers, subject to the restrictions set forth in the Company's Restated Articles of Incorporation. Under the current authorization, 1,602,166 shares remain available for repurchase as of June 30, 2022.

Consolidated working capital of the Company was $288.8 million at June 30, 2022, compared to $269.9 million at September 30, 2021.  Cash and cash equivalents were $45.8 million at June 30, 2022, compared to $49.2 million at September 30, 2021.  The Company's current ratio was 1.9 at June 30, 2022 and 1.8 at September 30, 2021.

Long-Term Contractual Obligations:

The following table summarizes the Company's contractual obligations at June 30, 2022, and the effect such obligations are expected to have on its liquidity and cash flows in future periods.

	Payments due in fiscal year:
	Total	2022 (1) Remainder	2023 to 2024	2025 to 2026	After 2026
Contractual Cash Obligations:	(Dollar amounts in thousands)
Revolving credit facilities	$447,223	$10,969	$—	$436,254	$—
2025 Senior Notes	353,326	—	31,500	321,826	—
Finance lease obligations (2)	6,774	805	3,342	1,031	1,596
Non-cancelable operating leases (2)	79,927	6,637	42,371	24,192	6,727
Acquisition (3)	44,940	44,940	—	—	—
Other	52,972	1,637	40,005	2,088	9,242
Total contractual cash obligations	$985,162	$64,988	$117,218	$785,391	$17,565
(1) The Company maintains certain debt facilities with maturity dates of twelve months or less that it intends and has the ability to extend beyond twelve months totaling $11.0 million. These balances have been classified as non-current on the Company's Consolidated Balance Sheet.
(2) Lease obligations have not been discounted to their present value.
(3) During the third quarter of fiscal 2022, the Company signed an agreement to acquire German based engineering firms, OLBRICH GmbH (“OLBRICH”) and R+S Automotive GmbH (“R+S Automotive”), for €43 million. The closing of the transaction is expected in the fourth quarter of fiscal 2022.

Benefit payments under the Company's DB Plan were made from plan assets, while benefit payments under the supplemental retirement plan ("SERP") and postretirement benefit plan are made from the Company's operating funds.

In the first quarter of fiscal 2022, the Company terminated its DB Plan and made plan contributions totaling $35.7 million to fully fund the planned settlement of the DB Plan obligations. Also during the first quarter of fiscal 2022, lump sum distributions of $186.0 million were made from the DB Plan to plan participants, and non-participating annuity contracts totaling $56.3 million were purchased by the DB Plan for plan participants, resulting in the full settlement of the DB Plan obligations. The settlement of the DB Plan obligations resulted in the recognition of a non-cash charge of $30.9 million, which has been presented as a component of other income (deductions), net for the nine months ended June 30, 2022. This amount represents the immediate recognition of the remaining portion of the deferred AOCI balances related to the DB Plan.

During the nine months ended June 30, 2022 contributions of $575,000 and $472,000 were made under the SERP and postretirement benefit plan, respectively. The Company currently anticipates contributing an additional $185,000 and $412,000 under the SERP and postretirement benefit plan, respectively, for the remainder of fiscal 2022. The Company also expects to make payments totaling approximately $24.2 million in fiscal 2023 to fully settle the SERP and defined benefit portion of the officers retirement restoration plan obligations. The obligations of the SERP are expected to be funded from an existing rabbi trust. The Company believes that its current liquidity sources, combined with its operating cash flow and borrowing capacity, will be sufficient to meet its capital needs for the foreseeable future.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

Unrecognized tax benefits are positions taken, or expected to be taken, on an income tax return that may result in additional payments to tax authorities.  If a tax authority agrees with the tax position taken, or expected to be taken, or the applicable statute of limitations expires, then additional payments will not be necessary.  As of June 30, 2022, the Company had unrecognized tax benefits, excluding penalties and interest, of approximately $3.0 million.  The timing of potential future payments related to the unrecognized tax benefits is not presently determinable. The Company believes that its current liquidity sources, combined with its operating cash flow and borrowing capacity, will be sufficient to meet its capital needs for the foreseeable future.

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

FORWARD-LOOKING INFORMATION:

The Company's current strategy to attain annual operating growth primarily consists of the following: internal growth - which includes organic growth, cost structure and productivity improvements, new product development and the expansion into new markets with existing products - and investments (including acquisitions and related integration activities) to achieve strategic and synergy benefits.

The significant factors (excluding acquisitions) influencing sales growth in the Industrial Technologies segment include economic/industrial market conditions, new product development, and the e-commerce trend. Order rates for the Company's Industrial Technologies businesses remained strong through the fiscal 2022 third quarter and, as a result, are currently expected to support the segment’s organic growth objectives for the balance of fiscal 2022 and into next year. For the Memorialization segment, sales growth will be influenced by North America death rates, and the impact of the increasing trend toward cremation on the segment's product offerings, including caskets, cemetery memorial products and cremation-related products. For the SGK Brand Solutions segment, sales growth will be influenced by global economic conditions, brand innovation, the level of marketing spending by the Company's clients, and government regulation. Due to the global footprint of this segment, currency fluctuations can also be a significant factor. Additionally, the retail-based businesses in the SGK Brand Solutions segment continue to recover from the unfavorable sales impacts of the pandemic (see below).

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
The Company performed its annual impairment review of goodwill and indefinite-lived intangible assets in the second quarter of fiscal 2022 (January 1, 2022) and determined that the estimated fair values for all goodwill reporting units exceeded their carrying values, therefore no impairment charges were necessary. The estimated fair value of the Company's SGK Brand Solutions reporting unit (formerly the Graphics Imaging reporting unit) exceeded the carrying value (expressed as a percentage of carrying value) by approximately 10%. The SGK Brand Solutions reporting unit has experienced recent declines, primarily resulting from weakened economic conditions (particularly in Europe) and unfavorable changes in foreign exchange rates. Additionally, recent increases in the cost of certain materials, labor, and other inflationary pressures have had an unfavorable impact on the reporting unit's results of operations. If current projections are not achieved or specific valuation factors outside the Company’s control (such as discount rates and continued economic and industry challenges) significantly change, goodwill write-downs may be necessary in future periods.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Except as set forth in Note 7, "Debt and Financing Arrangements" in Item 1 - "Financial Statements", there have been no material changes in the Company’s market risk during the three and nine months ended June 30, 2022. For additional information see Item 7A - "Quantitative and Qualitative Disclosures About Market Risk" in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2021.

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

Management, under the supervision and with the participation of our Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures in effect as of June 30, 2022. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2022, the Company's disclosure controls and procedures were effective to provide reasonable assurance that material information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, and that such information is recorded, summarized and properly reported within the appropriate time period, relating to the Company and its consolidated subsidiaries, required to be included in the Exchange Act reports, including this Quarterly Report on Form 10-Q.

There have been no changes in the Company's internal controls over financial reporting that occurred during the fiscal quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

Global conflicts may impact the business of the Company and the markets in which it operates. Global conflicts, such as the war in Ukraine, could impact the Company and its operations in a number of different ways, which are yet to be fully assessed and are therefore uncertain. The Company’s principal concern is for the safety of its employees and other personnel, specifically those who are based in the affected region. The Company has employees who are based in Eastern Europe, including Russia and Ukraine, who may be affected by the ongoing hostilities. The Company additionally has property, plant and equipment in or around the affected region. The continuing impact of this war and the response of the United States and other countries to it by means of trade and economic sanctions, or other actions, is still evolving and unknown; however it could disrupt the Company’s ability to work with certain parties. Similarly, the Company has employees based in the affected region and works with third-party providers from other parts of the world that may be affected by hostilities.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchase Plan

The Company has a stock repurchase program. The buy-back program is designed to increase shareholder value, enlarge the Company's holdings of its common stock, and add to earnings per share. Repurchased shares may be retained in treasury, utilized for acquisitions, or reissued to employees or other purchasers, subject to the restrictions set forth in the Company's Restated Articles of Incorporation. Under the current authorization, 1,602,166 shares remain available for repurchase as of June 30, 2022.

The following table shows the monthly fiscal 2022 stock repurchase activity:

Period	Total number of shares purchased	Weighted-average price paid per share	Total number of shares purchased as part of a publicly announced plan	Maximum number of shares that may yet be purchased under the plan
October 2021	—	$—	—	2,658,627
November 2021	—	—	—	2,658,627
December 2021	62,746	38.79	62,746	2,595,881
January 2022	—	—	—	2,595,881
February 2022	105,035	34.23	105,035	2,490,846
March 2022	184,149	33.17	184,149	2,306,697
April 2022	20,000	32.46	20,000	2,286,697
May 2022	422,736	30.69	422,736	1,863,961
June 2022	261,795	31.42	261,795	1,602,166
Total	1,056,461	$32.17	1,056,461

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Not Applicable.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

	Exhibit No.	Description	Method of Filing

	3.1	Restated Articles of Incorporation*	Exhibit Number 3.1 to the Annual Report on Form 10-K for the year ended September 30, 1994 (filed in paper format)
	3.2	Restated By-laws of Matthews International Corporation, as amended January 8, 2021*	Exhibit Number 3.1 to the Current Report on Form 8-K filed on January 14, 2021
	10.1	Second Amendment to Third Amended and Restated Loan Agreement	Filed herewith
	31.1	Certification of Principal Executive Officer for Joseph C. Bartolacci	Filed herewith
	31.2	Certification of Principal Financial Officer for Steven F. Nicola	Filed herewith
	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Joseph C. Bartolacci	Furnished herewith
	32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Steven F. Nicola	Furnished herewith
	101.INS	XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed herewith
	101.SCH	XBRL Taxonomy Extension Schema	Filed herewith
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith
	101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith
	101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith
	101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith
	104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101)	Filed herewith
* Incorporated by reference

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATTHEWS INTERNATIONAL CORPORATION
(Registrant)

Date:	July 29, 2022	By: /s/ Joseph C. Bartolacci
Joseph C. Bartolacci, President
and Chief Executive Officer

Date:	July 29, 2022	By: /s/ Steven F. Nicola
Steven F. Nicola, Chief Financial Officer
and Secretary